Form 10-Q
period 1998-09-30
APCOA INC
filed 1998-11-17
CIK 1059262

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                        COMMISSION FILE NUMBER: 333-50437

                         APCOA/STANDARD PARKING, INC. *
             (Exact Name of Registrant as Specified in Its Charter)

            DELAWARE                                  16-1171179
 (State or Other Jurisdiction of                   (I.R.S. Employer
 Incorporation or Organization)                   Identification No.)


         900 N. MICHIGAN AVENUE,                      (312) 274-2000
      CHICAGO, ILLINOIS  60611-1542           (Registrant's Telephone Number,
(Address of Principal Executive Offices)           Including Area Code)


Former name, address and fiscal year, if changed since last report:
800 Superior Avenue, Cleveland, Ohio 44114-2601

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES    X          NO

                        *TABLE OF ADDITIONAL REGISTRANTS

                                                                                STATE OR OTHER
                                                                                JURISDICTION OF          I.R.S. EMPLOYER
                                                                               INCORPORATION OR          IDENTIFICATION
NAME, ADDRESS AND TELEPHONE NUMBER (1)                                            ORGANIZATION               NUMBER
----------------------------------                                            -------------------       ----------------
Tower Parking, Inc.  ........................................................      Ohio                     31-0878291
Graelic, Inc.  ..............................................................      Ohio                     34-1327948
APCOA Capital Corporation....................................................      Delaware                 06-1334158
A-1 Auto Park, Inc.  ........................................................      Georgia                  58-1336837
Metropolitan Parking System, Inc.............................................      Massachusetts            04-2607263
Events Parking Company, Inc..................................................      Massachusetts            04-3223993
Standard Parking Corporation.................................................      Illinois                 36-2932936
Standard Parking Corporation IL..............................................      Illinois                 36-3880811
Standard Auto Park, Inc.  ...................................................      Illinois                 36-2439841
S&S Parking, Inc.............................................................      California               95-3400582
Century Parking, Inc.  ......................................................      California               95-2548427
Sentry Parking Corporation...................................................      California               95-2950548


The address and telephone number of these additional registrants is the same as that of APCOA/Standard Parking, Inc.

                          APCOA/STANDARD PARKING, INC.
                                 FORM 10-Q INDEX

Part I.       Financial Information

     Item 1.    Financial Statements (Unaudited):

                Condensed Consolidated Balance Sheets as of September 30, 1998
                and December 31, 1997...............................................................................3

                Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 1998 and September 30, 1997.........................................4

                Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and September 30, 1997..............................................5

                Notes to Condensed Consolidated Financial Statements................................................6

     Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations..............11

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........................................19

Part II.        Other Information

     Item 1.    Legal Proceedings..................................................................................19

     Item 2.    Changes in Securities and Use of Proceeds..........................................................19

     Item 3.    Defaults upon Senior Securities....................................................................19

     Item 4.    Submission of Matters to a Vote of Security Holders................................................19

     Item 5.    Other Information..................................................................................19

     Item 6.    Exhibits and Reports on Form 8-K...................................................................19

Signatures.........................................................................................................20

Exhibits...........................................................................................................21

PART I        FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS


                          APCOA/STANDARD PARKING, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                              SEPTEMBER 30, 1998    DECEMBER 31, 1997
                                                              ------------------    -----------------
                                   ASSETS                         (UNAUDITED)
Current assets:
   Cash and cash equivalents.................................... $  18,616              $  3,322
   Notes and accounts receivable, net...........................    29,509                13,806
   Prepaid expenses and supplies................................     2,290                 1,126
                                                                 ---------              --------
Total current assets............................................    50,415                18,254


Leaseholds and equipment, net...................................    25,057                12,340
Intangible assets, net..........................................   121,824                22,470
Other assets....................................................     6,243                 6,031
                                                                 ---------              --------

   Total assets................................................. $ 203,539              $ 59,095
                                                                 =========              ========


                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable............................................. $  13,897              $ 16,401
   Accrued and other current liabilities........................    29,775                14,810
   Current portion of long-term borrowings......................     1,235                 4,102
                                                                 ---------              --------
Total current liabilities.......................................    44,907                35,313

Long-term borrowings, excluding current portion.................   148,049                34,181
Other long-term liabilities.....................................    11,727                 3,132

Redeemable preferred stock......................................    43,029                 8,728
Common stock subject to put/call rights;
  5.01 shares issued and outstanding............................     4,589                    --

Stockholders' deficit:
  Common stock, par value $1.00 per share; 1,000 authorized;
    26.3 shares issued and outstanding..........................         1                     1
  Additional paid-in capital....................................    11,422                17,205
  Accumulated deficit...........................................   (60,185)              (39,465)
                                                                 ---------              --------
Total stockholders' deficit.....................................   (48,762)              (22,259)
                                                                 ---------              --------
   Total liabilities and stockholders' deficit.................. $ 203,539              $ 59,095
                                                                 =========              ========


            See Notes to Condensed Consolidated Financial Statements.

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statement at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                          APCOA/STANDARD PARKING, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS, UNAUDITED)



                                                         THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                  -------------------------------------   -------------------------------------
                                                  SEPTEMBER 30,1998  SEPTEMBER 30, 1997   SEPTEMBER 30, 1998 SEPTEMBER 30, 1997
                                                  -----------------  ------------------   ------------------ ------------------
Parking services revenue:
  Lease contracts ............................... $   45,426         $     25,625         $   110,727        $    73,651
  Management contracts ..........................     10,532                4,569              24,079             13,692
                                                  ----------         ------------         -----------        -----------
                                                      55,958               30,194             134,806             87,343


Costs and expenses:
  Cost of parking services:
     Lease contracts ............................     40,294               21,850              98,446             64,351
     Management contracts .......................      3,473                2,199               8,284              6,799
                                                  ----------         ------------         -----------        -----------
                                                      43,767               24,049             106,730             71,150


     General and administrative .................      7,302                3,530              16,663              9,715
     Restructuring charge .......................         --                   --              14,100                 --
     Depreciation and amortization ..............      1,948                  908               4,919              3,122
                                                  ----------         ------------         -----------        -----------
Total costs and expenses ........................     53,017               28,487             142,412             83,987
                                                  ----------         ------------         -----------        -----------
Operating income (loss) .........................      2,941                1,707              (7,606)             3,356

Interest expense (income):
     Interest expense ...........................      3,769                  956               8,576              2,755
     Interest income ............................       (478)                (107)             (1,264)              (339)
                                                  ----------         ------------         -----------        -----------
                                                       3,291                  849               7,312              2,416
                                                  ----------         ------------         -----------        -----------
Income (loss) before minority interest, income
     taxes and extraordinary item ...............       (350)                 858             (14,918)               940


Minority interest ...............................        144                  104                 395                234
Income tax expense ..............................        185                   66                 245                186
                                                  ----------         ------------         -----------        -----------
Income (loss) before extraordinary item .........       (679)                 688             (15,558)               520
Extraordinary loss ..............................         --                   --               2,816                 --
                                                  ----------         ------------         -----------        -----------
Net income (loss) ...............................       (679)                 688             (18,374)               520

Preferred stock dividends .......................     (1,158)                (222)             (2,346)              (666)
                                                  ----------         ------------         -----------        -----------
Net income (loss) available for common
stockholders .................................... $   (1,837)        $        466         $   (20,720)       $      (146)
                                                  ==========         ============         ===========        ===========









            See Notes to Condensed Consolidated Financial Statements.

                          APCOA/STANDARD PARKING, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS, UNAUDITED)

                                                                               NINE MONTHS ENDED
                                                                 -------------------------------------------
                                                                 SEPTEMBER 30, 1998       SEPTEMBER 30, 1997
                                                                 ------------------       ------------------
OPERATING ACTIVITIES:
Net income (loss) ....................................                ($18,374)           $         520
Adjustments to reconcile net income (loss) to net cash
used in operations:
   Depreciation and amortization .....................                   4,919                    3,122
   Restructuring charge (non-cash)...................                    2,400                      --
   Change in operating assets and liabilities ........                 (10,114)                  (8,406)
                                                                 -------------            -------------
Net cash used in operating activities ................                 (21,169)                  (4,764)




INVESTING ACTIVITIES:
Businesses acquired, net of cash, and including direct
    acquisition costs ................................                 (87,648)                    (478)
Purchase of leaseholds and equipment .................                  (4,275)                    (810)
Purchase of leaseholds and equipment by joint
    ventures..........................................                    (299)                    (293)
Increase in other assets .............................                  (5,073)                    (450)
                                                                 -------------            -------------
Net cash used in investing activities ................                 (97,295)                  (2,031)




FINANCING ACTIVITIES:
Proceeds from long-term borrowings ...................                 149,456                    9,339
Payments on long-term borrowings .....................                 (41,801)                    (659)
Payments on joint venture borrowings .................                    (400)                    (317)
Payments of debt issuance costs ......................                  (6,180)                      --
Proceeds from issuance of preferred stock ............                  40,683                       --
Redemption of redeemable preferred stock .............                  (8,000)                      --
                                                                 -------------            -------------
Net cash provided by financing activities ............                 133,758                    8,363




Increase in cash and cash equivalents ................                  15,294                    1,568
Cash and cash equivalents at beginning of period .....                   3,322                    2,532
                                                                 -------------            -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........           $      18,616            $       4,100
                                                                 =============            =============




SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
   Interest ..........................................           $       8,619            $       2,813
   Taxes .............................................                     219                      186



            See Notes to Condensed Consolidated Financial Statements.

                          APCOA/STANDARD PARKING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                            (IN THOUSANDS, UNAUDITED)

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

         In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the financial position and results of operations have been included. Operating results for the nine-month period ended September 30, 1998 are not necessarily indicative of the results that might be expected for the fiscal year ending December 31, 1998. The financial statements presented in this Report should be read in conjunction with the consolidated financial statements and footnotes thereto included in APCOA/Standard's Registration Statement on Form S-4 No. 333-50437 effective August 14, 1998.

         Certain reclassifications have been made to the 1997 financial information to conform to the 1998 presentation.

2.     ACQUISITIONS

         In January 1998, APCOA entered into a definitive Combination Agreement to acquire all of the outstanding capital stock, partnership and other equity interests of Standard Parking Corporation and certain affiliates ("Standard"). On March 30, 1998, APCOA acquired Standard for consideration consisting of $65 million in cash, 16% of the common stock of APCOA outstanding as of January 15, 1998 and the assumption of certain liabilities, including a $5.0 million consulting and non-compete obligation for one of the former owners of Standard, which represents the current value of the payments to be made, as determined by consulting actuaries. In addition, on March 30, 1998, APCOA paid to the Standard owners $2.8 million, generally representing Standard's earnings through the date of the acquisition and Standard's cash on hand at such time. Financing of the acquisition included a contribution from AP Holdings, Inc., the parent company of APCOA, of $40,683, in exchange for redeemable preferred stock, and other transactions as described below and in Note 4.

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

         Cash consideration.............................................................     $ 65,000
         5.01 shares of common stock issued, at calculated put/call value...............        4,589
         Closing distribution to the Standard owners....................................        2,822
         Consulting and non-compete agreement with former owner.........................        5,000
         Direct acquisition costs.......................................................        5,219
                                                                                             --------
         Total purchase price...........................................................     $ 82,630
                                                                                             ========
         Cash...........................................................................     $  1,711
         Notes and accounts receivable..................................................        2,687
         Prepaid expenses...............................................................          150
         Leaseholds and equipment.......................................................        7,971
         Consulting and non-compete agreement...........................................        5,000
         Cost in excess of net assets acquired..........................................       69,162
         Other assets...................................................................          991
         Accounts payable and accrued expenses..........................................       (1,872)
         Restructuring reserves ($1.6 million cash, $0.4 million non-cash)..............       (2,000)
         Other liabilities..............................................................       (1,170)
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

         The restructuring reserves represent the estimated costs to integrate existing information and operating systems of Standard in connection with the Company's business plan. These costs include software modifications of $868, re-branding costs of $510 and estimated severance costs of $622.

         The following unaudited pro forma results of operations for the nine months ended September 30, 1998 and 1997, assume the acquisition of Standard and related transactions occurred at the beginning of each period presented:

                                                                                  Nine Months Ended
                                                                  September 30, 1998             September 30, 1997
                                                                -------------------------      -------------------------

           Net revenue...................................              $149,365                       $126,934
           Loss before extraordinary item................               (15,647)                        (3,226)


         This pro forma information does not purport to be indicative of the results that actually would have been obtained if the combination had taken place at the beginning of the periods presented and is not intended to be a projection of future results.

         On January 22, 1998, the Company acquired the assets of Huger Parking Company, LLC, d/b/a Dixie Parking, for $4.2 million. On May 1, 1998, the Company acquired the remaining 76% interest in Executive Parking Industries LLC, through the acquisition of all of the outstanding capital stock of S&S Parking, Inc., the sole asset of which was such 76% interest in EPI, for $7.0 million in cash. In addition, on June 1, 1998, APCOA/Standard acquired all of the outstanding capital stock of Century Parking, Inc., and Sentry Parking Corporation, for $5.2 million in cash at closing and $1.0 million payable on the third anniversary of the closing date. On September 1, 1998, APCOA/Standard acquired the operations of Virginia Parking Service, Inc. in a stock purchase transaction for $2.7 million in cash, subject to adjustment, including direct costs and up to $1.25 million in notes payable over five years with interest at the prime rate. These acquisitions have been accounted for under the purchase method. The historical operating results of the businesses were not material to the consolidated results of APCOA/Standard.

3.     RESTRUCTURING CHARGE

         During the first quarter of 1998, management performed an analysis of the costs associated with implementing the business plan of consolidating the Company's headquarters in Chicago and costs related to Company staff reductions. Included in the "restructuring charge" in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 1998 are the following (expenses are cash unless otherwise stated):

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
                                                                                                 =========

         The $5.4 million of employee severance costs consists of cash compensation to 54 people. The $5.0 million of employee relocation costs are in connection with the relocation and consolidation of the headquarters of the Company, the relocation of two major field offices, moving Cleveland headquarters staff members to Chicago and other relocations within the field organization. The impairment of assets that will no longer be used refers to the write-off of $2.4 million of capitalized organization and software development costs. The $1.3 million of other restructuring costs consists largely of a $1.0 million increase in insurance reserves resulting from a planned buyout of the insurance program of APCOA in connection with the combination of APCOA and Standard insurance programs.

                          APCOA/STANDARD PARKING, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

         Of the $11.7 million cash restructuring costs identified above, $4.1 million was disbursed during the third quarter of 1998 and $7.9 million has been disbursed to date. It is expected that substantially all actions related to the restructuring will be completed by early 1999 and the remaining cash component of the restructuring charge will be disbursed by the middle of 1999.

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

5.     STOCKHOLDERS' EQUITY (DEFICIT)

         Following is a summary of transactions affecting stockholders' equity (deficit) for the nine months ended September 30, 1998:

                                                   Common Stock
                                           -----------------------------
                                             Number Of                      Additional       Accumulated
                                              Shares        Par Value     Paid-In Capital      Deficit           Total
                                           -----------      ---------     ---------------    -----------     -----------

Balance (deficit) at January 1, 1998......     26.3             $1             $17,205          ($39,465)     ($22,259)
Net loss for the nine months ended
    September 30, 1998....................                                                       (18,374)      (18,374)
Preferred stock dividends.................                                                        (2,346)       (2,346)
Non-cash distribution to affiliate........                                      (6,511)                         (6,511)
Contribution to capital...................                                         728                             728
                                               ----            ---             -------       -----------      --------
Balance (deficit) at September 30, 1998...     26.3             $1             $11,422          ($60,185)     ($48,762)
                                               ====            ===             =======       ===========      ========

         On August 4, 1998, AP Holdings, Inc., the parent of the Company, repurchased 10% of its common stock outstanding and all warrants to purchase additional common stock held by a minority investor for $4.0 million in cash. This transaction was entered into pursuant to a put/call agreement dated April 1989. The repurchase was funded by an inter-company loan from the Company.

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

                          APCOA/STANDARD PARKING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                     GUARANTOR      NON-GUARANTOR
                                                       APCOA       SUBSIDIARIES     SUBSIDIARIES  ELIMINATIONS        TOTAL
BALANCE SHEET DATA:
-------------------
SEPTEMBER 30,  1998
   Cash and cash equivalents .................      $  11,310       $   6,235       $  1,071      $       --       $  18,616
   Notes and accounts receivable .............         23,102           5,228          1,179              --          29,509
   Current assets ............................         35,576          12,293          2,546              --          50,415
   Leaseholds and equipment, net .............          9,062          10,521          5,474              --          25,057
   Cost in excess of net assets acquired, net          24,098          84,632            819              --         109,549
   Investment in subsidiaries ................        111,328              --             --        (111,328)             --
   Total assets ..............................        188,019         116,122         10,726        (111,328)        203,539
   Accounts payable ..........................          6,311           4,700          2,886              --          13,897
   Current liabilities .......................         26,225          11,609          7,073              --          44,907
   Long-term borrowings, excluding current
   portion ...................................        142,791             115          5,143              --         148,049
   Redeemable preferred stock ................         43,029              --             --              --          43,029
   Common stock subject to put/call rights ...          4,589              --             --              --           4,589
   Total stockholders' equity (deficit) ......        (37,936)        102,944         (2,442)       (111,328)        (48,762)
   Total liabilities and stockholders' equity
   (deficit) .................................        188,019         116,122         10,726        (111,328)        203,539

DECEMBER 31, 1997
   Cash and cash equivalents .................      $   1,255       $   1,019       $  1,048      $       --       $   3,322
   Notes and accounts receivable .............         10,587             326          2,893              --          13,806
   Current assets ............................         12,801           1,292          4,161              --          18,254
   Leaseholds and equipment, net .............          6,246             227          5,867              --          12,340
   Cost in excess of net assets acquired, net          16,190           1,432            835              --          18,457
   Investment in subsidiaries ................          3,652              --             --          (3,652)             --
   Total assets ..............................         46,000           3,477         13,270          (3,652)         59,095
   Accounts payable ..........................         13,574           1,756          1,071              --          16,401
   Current liabilities .......................         26,593           2,178          6,542              --          35,313
   Long-term borrowings, excluding current
   portion....................................         28,747              --          5,434              --          34,181
   Redeemable preferred stock ................          8,728              --             --              --           8,728
   Total stockholders' equity (deficit) ......        (20,229)          1,219            403          (3,652)        (22,259)
   Total liabilities and stockholders' equity
   (deficit) .................................         46,000           3,477         13,270          (3,652)         59,095

INCOME STATEMENT DATA:
----------------------
THREE MONTHS ENDED SEPTEMBER 30, 1998
   Parking Revenue ...........................      $  22,341       $  25,456       $  8,161      $       --       $  55,958
   Gross profit ..............................          5,279           6,649            263              --          12,191
   Depreciation and amortization .............            857             841            250              --           1,948
   Operating income ..........................            181           3,334           (574)             --           2,941
   Interest expense (income), net ............          3,139              (1)           153              --           3,291
   Equity in earnings of subsidiaries ........         (2,510)             --             --           2,510              --
   Net income (loss) .........................           (679)          3,330           (820)         (2,510)           (679)

THREE MONTHS ENDED SEPTEMBER 30, 1997
   Parking Revenue ...........................      $  20,795       $   1,038       $  8,361      $       --       $  30,194
   Gross profit ..............................          4,773             368          1,004              --           6,145
   Depreciation and amortization .............            655              18            235              --             908
   Operating income ..........................          1,169             243            295              --           1,707
   Interest expense (income), net ............            705              --            144              --             849
   Equity in earnings of subsidiaries ........           (284)             --             --             284              --
   Net income (loss) .........................            688             243             41            (284)            688

NINE MONTHS ENDED SEPTEMBER 30, 1998
   Parking Revenue ...........................      $  61,156       $  45,919       $ 27,731      $       --       $ 134,806
   Gross profit ..............................         13,970          12,089          2,017              --          28,076
   Depreciation and amortization .............          2,457           1,681            781              --           4,919
   Restructuring charge ......................         14,100              --             --              --          14,100
   Operating income ..........................        (13,787)          6,358           (177)             --          (7,606)
   Interest expense (income), net ............          6,843             (11)           480              --           7,312
   Equity in earnings of subsidiaries ........         (5,365)             --             --           5,365              --
   Net income (loss) .........................        (18,375)          6,364           (998)         (5,365)        (18,374)

NINE MONTHS ENDED SEPTEMBER 30, 1997
   Parking Revenue .................................. $  59,479       $ 2,114       $ 25,750    $       --       $  87,343
   Gross profit .....................................    13,018           486          2,689            --          16,193
   Depreciation and amortization ....................     2,454            48            620            --           3,122
   Operating income .................................     2,527           124            705            --           3,356
   Interest expense (income), net ...................     1,971            --            445            --           2,416
   Equity in earnings of subsidiaries ...............      (145)           --             --           145              --
   Net income (loss) ................................       520           124             21          (145)            520

STATEMENT OF CASH FLOW DATA:
NINE MONTHS ENDED SEPTEMBER 30, 1998
   Net cash provided by (used in) operating
   activities ....................................... $ (24,031)  $     2,140       $    722   $        --       $ (21,169)
   Investing activities:
     Purchase of leaseholds and equipment ...........    (2,902)       (1,373)            --            --          (4,275)
     Purchase of leaseholds and equipment by
     joint ventures .................................        --            --           (299)           --            (299)
     Businesses acquired ............................   (92,097)        4,449             --            --         (87,648)
     Other ..........................................    (5,073)                          --            --          (5,073)
   Net cash provided by (used in) investing
   activities .......................................  (100,072)        3,076           (299)           --         (97,295)
   Financing activities:
     Proceeds from long-term borrowings .............   149,456            --             --            --         149,456
     Payments on long-term borrowings ...............   (41,801)           --             --            --         (41,801)
     Payments of debt issuance costs ................    (6,180)           --             --            --          (6,180)
     Payment on joint venture debt ..................                      --           (400)           --            (400)
     Proceeds from issuance of preferred stock ......    40,683            --             --            --          40,683
     Redemption of redeemable preferred stock .......    (8,000)           --             --            --          (8,000)
   Net cash provided by (used in) financing
   activities .......................................   134,158            --           (400)           --         133,758

NINE MONTHS ENDED SEPTEMBER 30, 1997
   Net cash provided by (used in) operating
   activities ....................................... $  (7,325)  $     1,355       $  1,206   $        --       $  (4,764)
   Investing activities:
     Purchase of leaseholds and equipment ...........      (580)         (230)            --            --            (810)
     Purchase of leaseholds and equipment by
     joint ventures .................................        --            --           (293)           --            (293)
     Businesses acquired ............................      (478)           --             --            --            (478)
     Other ..........................................      (450)           --             --            --            (450)
   Net cash used in investing activities ............    (1,508)         (230)          (293)           --          (2,031)

     Proceeds from long-term borrowings .............     9,339            --             --            --           9,339
     Payments on long-term borrowings ...............      (659)           --             --            --            (659)
     Payments on joint venture borrowings............        --            --           (317)           --            (317)
   Net cash provided by (used in) financing
   activities .......................................     8,680            --           (317)           --           8,363

PART I    FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         APCOA/Standard Parking, Inc. ("APCOA/Standard" or "the Company") operates parking facilities under two types of arrangements: management contracts and leases. APCOA/Standard does not own any parking facilities and, as a result, APCOA/Standard assumes few of the risks of real estate ownership. Under a management contract, APCOA/Standard typically receives a base monthly fee for managing the property, and may also receive an incentive fee based on the achievement of facility revenues above a base amount. In some instances, APCOA/Standard also receives certain fees for ancillary services. Typically, all of the underlying revenues, expenses and capital expenditures under a management contract flow through to the property owner, not to APCOA/Standard. Under lease arrangements, APCOA/Standard generally pays to the property owner either a fixed annual rental, a percentage of gross customer collections or a combination thereof. APCOA/Standard collects all revenues under lease arrangements and is responsible for most operating expenses, but it is typically not responsible for major maintenance or capital expenditures. As of September 30, 1998, APCOA/Standard operated approximately 72% of its approximately 1,457 parking facilities under management contracts and approximately 28% under leases.

         Parking services revenue--leases. Lease parking services revenues consist of all gross customer collections received at a leased facility.

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

         Cost of parking services--management contracts. Cost of parking services under management contracts is generally passed through to the facility owner, therefore these costs are not included in the results of operations of the Company, Several APCOA/Standard contracts, however, require APCOA/Standard to pay for certain costs that are offset by larger management fees. These contracts tend to be large airport properties with high cost structures.

         General and administrative expenses. General and administrative expenses include primarily salaries, wages, travel and office related expenses for the headquarters and field office and supervisory employees.

SUMMARY OF OPERATING FACILITIES

         The following table reflects the Company's facilities at the end of the periods indicated taking into consideration the combination with Standard Parking Corporation and affiliates ("Standard") on a pro forma basis:

                                              SEPTEMBER 30, 1998         DECEMBER 31, 1997         SEPTEMBER 30, 1997
                                              ------------------         -----------------         ------------------
MANAGED FACILITIES:
APCOA/Standard Parking.................                      675                       607                        553
Other Acquisitions.....................                      371                       187                         55
                                              ------------------         -----------------         ------------------
Combined...............................                    1,046                       794                        608
LEASED FACILITIES:
APCOA/Standard Parking.................                      264                       262                        266
Other Acquisitions.....................                      147                        46                         25
                                              ------------------         -----------------         ------------------
Combined...............................                      411                       308                        291
                                              ------------------         -----------------         ------------------
TOTAL FACILITIES.......................                    1,457                     1,102                        899
                                              ==================         =================         ==================


         The Company's strategy is to add locations in core cities where a concentration of locations improves customer service levels and operating margins. In general, contracts added as set forth in the table above followed this strategy.

RESULTS OF OPERATIONS

         Gross customer collections consist of gross receipts collected at all leased and managed properties, including unconsolidated affiliates. Gross customer collections increased $169.6 million, or 131.4%, to $298.7 million in the third quarter of 1998 compared to $129.1 million in the third quarter of 1997. This increase is attributable $139.5 million to the combination with Standard and $30.1 million to the addition of other locations during the period. Gross customer collections increased $364.9 million, or 103.8% to $716.4 million in the first nine months of 1998 compared to $351.5 million in the first nine months of 1997. This increase is attributable $285.9 million to the combination with Standard and $79.0 million to the addition of other locations during the period.

         In analyzing gross margins of APCOA/Standard, it should be noted that the cost of parking services in connection with the provision of management services is generally paid by the clients. Margins for lease arrangements are significantly impacted by variables other than operating performance, such as variability in parking rates in different cities and widely varying space utilization by parking facility type.

         The following should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto in Item 1.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

         Parking services revenue--leases. Lease revenue increased $19.8 million, or 77.3%, to $45.4 million in the third quarter of 1998 as compared to $25.6 million in the third quarter of 1997. This increase was driven by revenue from acquired leases of $19.1 million and core business growth of $0.7 million.

         Parking services revenue--management contracts. Management contract revenue increased $5.9 million, or 130.5%, to $10.5 million in the third quarter of 1998 as compared to $4.6 million in the third quarter of 1997. Of this increase, $4.9 million resulted from acquired management contracts. The remaining $1.0 million increase resulted from management fees at new locations added subsequent to September 30, 1997 through internal growth, and increases at existing locations.

         Cost of parking service--leases. Cost of parking for leases increased $18.4 million, or 84.4%, to $40.3 million in the third quarter of 1998 from $21.9 million in the third quarter of 1997. This increase resulted $18.0 million from acquired leases and $0.4 million from expense growth at existing locations, primarily attributable to percentage rent paid on incremental revenue. Gross margin for leases declined to 11.3% for the third quarter of 1998 compared to 14.7% for the third quarter of 1997. This reduction was caused by the average gross margin on acquired leases being lower than that of existing leases.

         Cost of parking services--management contracts. Cost of parking for management contracts increased by $1.3 million, or 57.9%, to $3.5 million in the third quarter of 1998 from $2.2 million in the third quarter of 1997. This increase resulted $0.8 million from acquired management contracts and $0.5 million from expense growth at existing locations. During the same period, however, gross margin for management contracts improved to 67.0% compared to 51.9% in the third quarter of 1997. This improvement in margin results from the relative mix of locations that were added compared to those already in the contract portfolio. Most new locations do not carry any cost of parking since all of these costs are paid by the clients while some of the existing management contracts do carry some costs.

         General and administrative expenses. General and administrative costs increased $3.8 million, or 106.9%, to $7.3 million for the third quarter of 1998 as compared to $3.5 million for the third quarter of 1997. This increase results primarily from administrative costs associated with the acquired companies and inflation.

         Other income and expenses. Interest expense, net of interest income, totaled $3.3 million in the third quarter of 1998, an increase of $2.4 million over the third quarter of 1997. This increase resulted from the debt financing incurred in connection with the combination with Standard in March 1998, partially offset by the resulting interest earned on excess cash balances. Minority interest expense for the third quarter of 1998 totaled $0.1 million while income taxes were $0.2 million, compared to $0.1 million and $0.1 million, respectively, for the same period of the prior year. Income taxes consist primarily of state and local income taxes, because the Company continues to benefit from significant net operating loss carry-forwards for federal income tax purposes.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

         Parking services revenue--leases. Lease revenue increased $37.0 million, or 50.3%, to $110.7 million in the nine month period ended September 30, 1998 as compared to $73.7 million in the year-ago period. This increase was driven by revenue from acquired leases of $34.5 million and core business growth of $4.5 million, partially offset by two terminated leases of $2.0 million.

         Parking services revenue--management contracts. Management contract revenue increased $10.4 million, or 75.9%, to $24.1 million in the first nine months of 1998 as compared to $13.7 million in the first nine months of 1997. This increase resulted $8.6 million from the impact of acquired management contracts. The remaining $1.8 million increase results from management fees at new locations added subsequent to September 30, 1997 through internal growth, and modest increases at existing locations.

         Cost of parking services--leases. Cost of parking for leases increased $34.1 million, or 53.0%, to $98.4 million for the first nine months of 1998 from $64.3 million in the same period of 1997. This increase resulted $31.9 million from acquired leases, savings of $1.8 million from terminated leases and $4.0 million from expense growth at existing locations primarily attributable to percentage rent paid on incremental revenue. Gross margin for leases declined to 11.1% for the nine-month period compared to 12.6% for the first nine months of 1997. This decline resulted from the average gross margin on acquired leases being lower, which drove down the average lease gross margin.

         Cost of parking services--management contracts. Cost of parking for management contracts increased by $1.5 million, or 21.8%, to $8.3 million in the first nine months of 1998 from $6.8 million in the first nine months of 1997. This increase resulted $0.8 million from acquired contracts and $0.7 million from expense growth at existing locations. Gross margin for management contracts, however, improved to 65.6% in the current nine-month period compared to 50.3% for the first nine months of 1997. As noted above, this improvement results from the relative mix of locations that were added compared to those already in the contract portfolio. Most new locations do not carry any cost of parking since all of these costs are paid by the clients while some of the existing management contracts do carry some costs.

         General and administrative expenses. General and administrative costs increased $7.0 million, or 71.5%, to $16.7 million for the first nine months of 1998 as compared to $9.7 million for the first nine months of 1997. This increase resulted primarily from costs associated with the acquired companies and inflation.

         Restructuring charge. The Company took a $14.1 million restructuring charge in the first quarter of 1998 in connection with the combination with Standard, which was based upon an analysis of the costs associated with implementing the business plan of consolidating the Company's headquarters in Chicago, consolidating the Company's field operations, and costs related to APCOA staff reductions. The charge included (A) $5.0 million of relocation costs in connection with the headquarters relocation of the Company, the relocation of two major field offices, moving Cleveland headquarters staff members to Chicago and other relocations within the field organization, (B) $5.4 million in severance costs consisting of cash compensation to 54 people, (C) the write-off of $2.4 million of assets that will no longer be used in the business consisting of $0.7 million of capitalized assets which were abandoned as a result of the combination with Standard and $1.7 million of software development costs and (D) $1.3 million of other restructuring costs, the largest component of which was a $1.0 million increase in insurance reserves resulting from a planned buyout of the insurance program of APCOA in connection with the combination of the APCOA and Standard insurance programs. Of the $11.7 million cash component of this restructuring charge, $7.9 million has been disbursed to date and the balance is expected to be disbursed by the middle of 1999.

         Other income and expenses. Interest expense, net of interest income, totaled $7.3 million in the nine months ended September 30, 1998, up $4.9 million from the same period of 1997, as a result of debt financing incurred in connection with the combination with Standard and other acquisitions. Earnings for the nine month period include an extraordinary loss recorded in the first quarter of $2.8 million. This loss is comprised of $2.1 million from a prepayment penalty for early extinguishment of debt and $0.7 million from a write-off of the unamortized balance of deferred financing costs associated with the extinguished debt. Minority interest expense for the first nine months of 1998 totaled $0.4 million, compared to $0.2 million for the year-ago period, which is reflective of increasing joint venture income. Income taxes for both the current and the year-ago nine-month period were $0.2 million.

COMPARISON OF RESULTS OF OPERATIONS ON A COMBINED BASIS

The following supplementary information is provided to enhance the analysis of results of operations. The results presented below represent the combined historical results of APCOA and Standard for the periods presented, without pro forma adjustments for the impact of the acquisition of Standard. These combined results do not purport to represent what the actual results would have been if the acquisition had occurred at the beginning of 1997.


                                                          Three Months Ended                      Nine Months Ended
                                                   -------------------------------        -------------------------------
                                                    September 30     September 30          September 30     September 30
                                                        1998              1997                  1998             1997
                                                   --------------   --------------        --------------   --------------
                                                                                (in thousands)
Parking services revenue:
     Lease contracts                                    $45,426          $37,719              $122,772          $106,577
     Management contracts                                10,532            6,855                26,593            20,357
                                                      ---------          -------            ----------        ----------
                                                         55,958           44,574               149,365           126,934
                                                      ---------           ------             ---------        ----------

Cost of parking services:
     Lease contracts                                     40,294           32,928               109,635            94,239
     Management contracts                                 3,473            2,199                 8,284             6,800
                                                      ---------         --------           -----------       -----------
                                                         43,767           35,127               117,919           101,039
                                                       --------           ------             ---------         ---------

General and administrative expenses                       7,302            5,808                18,681            15,085
                                                      ---------        ---------            ----------        ----------
Operating income before depreciation,
     amortization and restructuring charges            $  4,889         $  3,639             $  12,765         $  10,810
                                                       ========         ========             =========         =========


THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

         Parking services revenue--leases. Lease revenue increased $7.7 million, or 20.4%, to $45.4 million in the third quarter of 1998 as compared to $37.7 million in the third quarter of 1997. This increase was driven by revenue from acquired leases of $5.8 million and core business growth of $1.9 million.

         Parking services revenue--management contracts. Management contract revenue increased $3.6 million, or 53.6%, to $10.5 million in the third quarter of 1998 as compared to $6.9 million in the third quarter of 1997. Of this increase, $1.8 million resulted from acquired management contracts. The remaining $1.8 million increase resulted from management fees at new locations added subsequent to September 30, 1997, and increases at existing locations.

         Cost of parking service--leases. Cost of parking for leases increased $7.4 million, or 22.4%, to $40.3 million in the third quarter of 1998 from $32.9 million in the third quarter of 1997. This increase resulted $5.7 million from acquired leases and $1.7 million from expense growth at existing locations, primarily attributable to percentage rent paid on incremental revenue. Gross margin for leases on a combined basis decreased to 11.3% for the third quarter of 1998 compared to 12.7% for the third quarter of 1997. This reduction was caused by the average gross margin on acquired leases being lower than that of existing leases.

         Cost of parking services--management contracts. Cost of parking for management contracts increased by $1.3 million, or 57.9%, to $3.5 million in the third quarter of 1998 from $2.2 million in the third quarter of 1997. This increase resulted $0.7 million from acquired contracts and $0.6 million from expense growth at existing locations. During the same period, however, gross margin for management contracts decreased to 67.0% compared to 67.9% in the third quarter of 1997. This change in margin resulted from the relative mix of locations that were added compared to those already in the contract portfolio.

         General and administrative expenses. General and administrative costs increased $1.5 million, or 25.7%, to $7.3 million for the third quarter of 1998 as compared to $5.8 million for the third quarter of 1997. This increase resulted from inflation and $1.5 million of additional costs from acquired contracts, partially offset by savings generated in connection with the APCOA/Standard combination.


NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

         Parking services revenue--leases. Lease revenue increased $16.2 million, or 15.2%, to $122.8 million in the nine month period ended September 30, 1998 as compared to $106.6 million in the year-ago period. This increase was driven by revenue from acquired leases of $8.6 million and core business growth of $9.6 million, partially offset by two terminated leases of $2.0 million.

         Parking services revenue--management contracts. Management contract revenue increased $6.2 million, or 30.6%, to $26.6 million in the first nine months of 1998 as compared to $20.4 million in the first nine months of 1997. This increase resulted $3.0 million from the impact of acquired management contracts. The remaining $3.2 million increase resulted from management fees at new locations added subsequent to September 30, 1997, and increases at existing locations.

         Cost of parking services--leases. Cost of parking for leases increased $15.4 million, or 16.3%, to $109.6 million for the first nine months of 1998 from $94.2 million in the same period of 1997. This increase resulted $8.4 million from acquired leases, savings of $1.8 million from terminated leases and $8.8 million from expense growth at existing locations primarily attributable to percentage rent paid on incremental revenue. Gross margin for leases declined to 10.7% for the nine-month period compared to 11.6% for the first nine months of 1997. This decline resulted from the average gross margin on acquired leases being lower, which drove down the average lease gross margin.

         Cost of parking services--management contracts. Cost of parking for management contracts increased by $1.5 million, or 21.8%, to $8.3 million in the first nine months of 1998 from $6.8 million in the first nine months of 1997. This increase resulted $0.8 million from acquired contracts and $0.7 million from expense growth at existing locations. Gross margin for management contracts, however, improved to 68.8% in the current nine-month period compared to 66.6% for the first nine months of 1997. This improvement resulted from the relative mix of locations that were added compared to those already in the contract portfolio.

         General and administrative expenses. General and administrative costs increased $3.6 million, or 23.8%, to $18.7 million for the first nine months of 1998 as compared to $15.1 million for the first nine months of 1997. This increase resulted from inflation and $2.7 million of additional costs from acquired contracts, partially offset by savings generated in connection with the APCOA/Standard combination.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had $5.5 million of working capital at September 30, 1998 as compared to a $17.1 million working capital deficit at December 31, 1997. This fluctuation resulted primarily from the excess cash that the Company received pursuant to the debt financing obtained in connection with the combination with Standard, as well as by a reduction in accounts payable due to seasonality. The Company had cash and cash equivalents of $18.6 million at September 30, 1998 compared to $3.3 million at December 31, 1997.

         Net cash used in operating activities totaled $21.2 million for the first nine months of 1998 compared to $4.8 million for the first nine months of 1997. Cash used during the first nine months of 1998 included $7.9 million of cash restructuring charges, $2.1 million prepayment penalty on early extinguishment of debt and increases in accounts receivable relating to acquired contracts of $6.3 million.

         Cash used in investing activities totaled $97.3 million in the first nine months of 1998 compared to $2.0 million in the same period of 1997. The change was a result of the acquisitions of Standard and Dixie Parking by the Company in the first quarter of 1998, the acquisitions of Executive Parking and Century Parking and Sentry Parking in the second quarter, and the acquisition of Virginia Parking Service in the third quarter of 1998. In addition, the Company expended $4.3 million in capital purchases in the first nine months of 1998. Significant capital purchases included the acquisition of a twelve-year lease in March 1998 and the furnishing and improvement of the Company's combined office space in Chicago. On August 4, 1998, AP Holdings, Inc., the parent of the Company, repurchased 10% of its common stock outstanding and all warrants to purchase additional common stock held by a minority investor for $4.0 million in cash. This transaction was entered into pursuant to a put/call agreement dated April 1989. The repurchase was funded by an intercompany loan from the Company.

         Cash generated from financing activities totaled $133.8 million in the first nine months of 1998 compared to $8.4 million for the first nine months of 1997. The 1998 activity included $149.5 million of proceeds from the issuance of debt, $40.7 million of proceeds from the issuance of preferred stock, $42.2 million in debt repayments and $8.0 million for the redemption of preferred stock. These transactions were consummated in connection with the combination with Standard and other acquisitions.

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

         On September 30, 1998, the planned consolidation of the Company's headquarters in Chicago was completed and the planned 35-person reduction in administrative headcount was realized.

         Additionally, the accounting for two of the Company's five regions was converted to the APCOA management information systems. A third region is being converted during the month of November 1998 and the Company's business plan includes the conversion of the final two regions in early 1999. The Company has finalized a combined aesthetics program, which will create a common look and theme for all of the Company's parking facilities. This program is being implemented over a period of time based upon client input and approval.

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

         The Company is in the process of combining the insurance programs of all subsidiaries into one program. In conjunction therewith, the Company expects to purchase an insurance policy to cover amounts previously self-insured by APCOA and its affiliates. The APCOA insurance program had historically included a self-insured retention component, which required the establishment of reserves to reflect the estimated final settlement value of open claims. It is currently estimated that buying a tail policy to eliminate future exposure from retrospective adjustments would result in a use of cash in a range of $4.0 to $5.0 million in the fourth quarter of 1998. This transaction would provide an equally offsetting increase in liquidity by allowing the elimination of letters of credit.

         The Company has in the past and expects in the future to pursue a strategy of growth through acquisition. On June 1, 1998, the Company completed the acquisition of Century Parking and Sentry Parking for consideration consisting of $5.2 million in cash at closing and $1.0 million payable on the third anniversary of the closing date. The results of operations of Century Parking and Sentry Parking prior to acquisition were not material to the Company. In addition, on September 1, 1998 the Company acquired the capital stock of Virginia Parking Service, Inc. ("VAPARK") for $2.7 million in cash, subject to adjustment, plus an additional aggregate amount of up to $1.25 million payable over the five-year period immediately following the closing. The results of operations of VAPARK prior to acquisition were not material to the Company. The Company is currently in negotiations with respect to several possible acquisitions, none of which are "probable" as of the date hereof. There can be no assurance as to the Company's ability to effect future acquisitions, nor as to the effect of any such acquisition on the Company's operations, financial condition and profitability.


YEAR 2000

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any such computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions or engage in normal business activities.

         In conjunction with the integration of the Company's operations described above, the Company's business plan includes the integration of existing information and operating systems of the acquired companies with those of APCOA. This integration is expected to be completed during 1999.

         The core business applications and technical infrastructure that will continue in use when the integration is completed have been tested and are believed to be Year 2000 compliant. The Company has not, however, evaluated the degree of compliance of the various systems that will be discontinued. If the Company does not complete its planned integration within the scheduled time frame, the impact could potentially be material.

         The Company has no material systems that interface directly with those of third parties. The Company does, however, rely on certain third party vendors for routine transaction processing such as the clearing of checks and payment of certain payroll. The Company is monitoring the degree of compliance of these vendors, and those who are unable to provide assurance of compliance will be replaced prior to the year 2000. The Company anticipates no difficulty in locating appropriate replacement vendors should it become necessary, and the impact to the Company is not expected to be material.

         The Company expects to incur no significant costs as a direct result of the Year 2000 issue. Costs incurred in connection with the Company's integration plan are described in Note 3 of the Notes to Condensed Consolidated Financial Statements.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       None


PART II      OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

       None

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

       None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

       None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None

ITEM 5.   OTHER INFORMATION

       None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits:

           EXHIBIT
           NUMBER                       DESCRIPTION
           -------                      -----------

             4.1       --  Indenture, dated as of March 30, 1998, amended
                           as of July 6, 1998 and September 21, 1998, by and among the Company, the Subsidiary Guarantors and State Street Bank and Trust Company, with respect to the New Notes.

            27.1       --  Financial Data Schedule


------------------------


            (b)  Reports on Form 8-K

                 No current report on Form 8-K was filed by the Company during the quarter ended September 30, 1998.

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

                                INDEX TO EXHIBITS

               EXHIBIT
               NUMBER                           DESCRIPTION
               -------                          -----------

                 4.1    --     Indenture, dated as of March 30, 1998, amended
                               as of July 6, 1998 and September 21, 1998, by and among the Company, the Subsidiary Guarantors and State Street Bank and Trust Company, with respect to the New Notes.

                27.1    --     Financial Data Schedule