Form 10-Q
period 1999-03-31
APCOA INC
filed 1999-05-17
CIK 1059262

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                        COMMISSION FILE NUMBER: 333-50437


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

                Condensed Consolidated Balance Sheets as of March 31, 1999
                and December 31, 1998...............................................................................3

                Condensed Consolidated Statements of Operations for the three months ended March 31, 1999 and March 31, 1998......................................................4

                Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and March 31, 1998......................................................5

                Notes to Condensed Consolidated Financial Statements................................................6

     Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations..............11

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........................................16

Part II.      Other Information

     Item 1.    Legal Proceedings..................................................................................17

     Item 2.    Changes in Securities and Use of Proceeds..........................................................17

     Item 3.    Defaults upon Senior Securities....................................................................17

     Item 4.    Submission of Matters to a Vote of Security Holders................................................17

     Item 5.    Other Information..................................................................................17

     Item 6.    Exhibits and Reports on Form 8-K...................................................................17

Signatures.........................................................................................................18

Exhibits...........................................................................................................19

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          APCOA/STANDARD PARKING, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                        MARCH 31,     DECEMBER 31,
                                                                          1999           1998
                                                                        ---------      ---------
                                    ASSETS                             (UNAUDITED)    (SEE NOTE)
Current assets:
   Cash and cash equivalents ......................................     $   9,641      $  19,183
   Notes and accounts receivable, net .............................        35,966         32,639
   Prepaid expenses and supplies ..................................         2,941          2,806
                                                                        ---------      ---------
Total current assets ..............................................        48,548         54,628

Leaseholds and equipment, net .....................................        29,831         27,618
Advances and deposits .............................................         2,128          3,318
Cost in excess of net assets acquired .............................       108,431        108,741
Intangible and other assets .......................................        17,091         17,943
Due from affiliates ...............................................         4,642          4,521
                                                                        ---------      ---------
   Total assets ...................................................     $ 210,671      $ 216,769
                                                                        =========      =========

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable ...............................................     $  20,319      $  18,184
   Accrued and other current liabilities ..........................        31,371         43,624
   Current portion of long-term borrowings ........................         1,124          1,939
                                                                        ---------      ---------
Total current liabilities .........................................        52,814         63,747

Long-term borrowings, excluding current portion ...................       152,227        147,492
Other long-term liabilities .......................................        11,675         11,675

Redeemable preferred stock ........................................        45,399         44,174
Common stock subject to put/call rights;
  5.01 shares issued and outstanding ..............................         4,589          4,589

Stockholders' deficit:
  Common stock, par value $1.00 per share; 1,000 shares authorized;
  26.3 shares issued and outstanding ..............................             1              1
Additional paid-in capital ........................................        11,422         11,422
Accumulated deficit ...............................................       (67,456)       (66,331)
                                                                        ---------      ---------
Total stockholders' deficit .......................................       (56,033)       (54,908)
                                                                        ---------      ---------
   Total liabilities and stockholders' deficit.....................     $ 210,671      $ 216,769
                                                                        =========      =========


            See Notes to Condensed Consolidated Financial Statements.

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statement at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                          APCOA/STANDARD PARKING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (IN THOUSANDS, UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                                        ------------------------
                                                                                        MARCH 31,      MARCH 31,
                                                                                          1999            1998
                                                                                        ---------      ---------
Gross customer collections ........................................................     $ 316,600      $ 128,600
                                                                                        =========      =========
Parking services revenue:
     Lease contracts ..............................................................     $  49,877      $  24,663
     Management contracts .........................................................        10,992          4,661
                                                                                        ---------      ---------
                                                                                           60,869         29,324
Cost of parking services:
     Lease contracts ..............................................................        44,019         21,835
     Management contracts .........................................................         3,880          2,261
                                                                                        ---------      ---------
                                                                                           47,899         24,096
                                                                                        ---------      ---------
Gross profit ......................................................................        12,970          5,228
General and administrative expenses ...............................................         7,006          3,460
Restructuring and other unusual costs .............................................           150         14,100
Depreciation and amortization .....................................................         1,799          1,055
                                                                                        ---------      ---------
Operating income (loss) ...........................................................         4,015        (13,387)

Interest expense (income):
     Interest expense .............................................................         3,756          1,037
     Interest income ..............................................................          (161)          (149)
                                                                                        ---------      ---------
                                                                                            3,595            888
                                                                                        ---------      ---------
Income (loss) before minority interest, income
     taxes and extraordinary item .................................................           420        (14,275)
Minority interest .................................................................           167            143
Income tax expense ................................................................           153             30
                                                                                        ---------      ---------
Income (loss) before extraordinary item ...........................................           100        (14,448)
Extraordinary item ................................................................            --          2,816
                                                                                        ---------      ---------
Net income (loss) .................................................................           100        (17,264)
Preferred stock dividends .........................................................        (1,225)            --
                                                                                        ---------      ---------
Net loss available for common
    stockholders ..................................................................     $  (1,125)     $ (17,264)
                                                                                        =========      =========




            See Notes to Condensed Consolidated Financial Statements.

                          APCOA/STANDARD PARKING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)

                                                             THREE MONTHS ENDED
                                                           -----------------------
                                                           MARCH 31,     MARCH 31,
                                                             1999           1998
                                                           --------      ---------
OPERATING ACTIVITIES:
Net income (loss) ....................................     $    100      $ (17,264)
Adjustments to reconcile net income (loss) to net cash
used in operations:
   Depreciation and amortization .....................        1,799          1,055
   Provision for impairment of assets.................           --          2,400
   Change in operating assets and liabilities, net of
     acquisitions.....................................      (12,816)        (8,792)
                                                           --------      ---------
Net cash used in operating activities ................      (10,917)        (5,017)

INVESTING ACTIVITIES:
Businesses acquired, net of cash, and including direct
    acquisition costs ................................           --        (70,754)
Purchase of leaseholds and equipment .................       (2,386)        (1,600)
Purchase of leaseholds and equipment by joint ventures         (159)           (24)
Increase in other assets .............................           --           (491)
                                                           --------      ---------
Net cash used in investing activities ................       (2,545)       (72,869)

FINANCING ACTIVITIES:
Proceeds from long-term borrowings ...................        5,000        148,949
Payments on long-term borrowings .....................       (1,080)       (40,584)
Payments on joint venture borrowings .................           --           (105)
Payments of debt issuance costs ......................           --         (5,899)
Proceeds from issuance of preferred stock ............           --         40,683
Redemption of redeemable preferred stock .............           --         (8,000)
                                                           --------      ---------
Net cash provided by financing activities ............        3,920        135,044

Increase (decrease) in cash and cash equivalents .....       (9,542)        57,158
Cash and cash equivalents at beginning of period .....       19,183          3,322
                                                           --------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........     $  9,641      $  60,480
                                                           ========      =========
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
   Interest ..........................................     $  7,005      $   1,083
   Taxes .............................................           52             58



            See Notes to Condensed Consolidated Financial Statements.

                          APCOA/STANDARD PARKING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                            (IN THOUSANDS, UNAUDITED)

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

         In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the financial position and results of operations have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that might be expected for the fiscal year ending December 31, 1999. The financial statements presented in this Report should be read in conjunction with the consolidated financial statements and footnotes thereto included in APCOA/Standard's 1998 Form 10-K filed March 31, 1999.

         Certain reclassifications have been made to the 1998 financial information to conform to the 1999 presentation.

2.     ACQUISITIONS

         In January 1998, APCOA entered into a definitive Combination Agreement to acquire all of the outstanding capital stock, partnership and other equity interests of Standard Parking Corporation and certain of its affiliates ("Standard"). On March 30, 1998, APCOA acquired Standard for consideration consisting of $65,000 in cash, 16% of the common stock of APCOA outstanding as of January 15, 1998 and the assumption of certain liabilities, including a $5,000 consulting and non-compete obligation for one of the former owners of Standard, which represents the current value of the payments to be made, as determined by consulting actuaries. In addition, on March 30, 1998, APCOA paid to the Standard owners $2,822, generally representing Standard's earnings from January 1 through the date of the acquisition and Standard's cash on hand at such time. Financing of the acquisition included a contribution from AP Holdings, Inc., the parent company of APCOA, of $40,683, in exchange for redeemable preferred stock, and other transactions as described below and in
Note 3.

         The acquisition has been accounted for under the purchase method; accordingly, Standard's results are included in the consolidated financial statements of APCOA/Standard from the date of acquisition. Following is the final purchase price allocation based upon a final determination of the fair value of assets acquired and liabilities assumed.

         Cash consideration.............................................................     $ 65,000
         5.01 shares of common stock issued, at calculated put/call value...............        4,589
         Closing distribution to the Standard owners....................................        2,822
         Consulting and non-compete agreement with former owner.........................        5,000
         Direct acquisition costs.......................................................        7,179
                                                                                             --------
         Total purchase price...........................................................     $ 84,590
                                                                                             ========
         Cash...........................................................................     $  1,711
         Notes and accounts receivable..................................................        1,815
         Prepaid expenses...............................................................          545
         Leaseholds and equipment.......................................................        7,971
         Consulting and non-compete agreement...........................................        5,000
         Cost in excess of net assets acquired..........................................       74,519
         Other assets...................................................................          415
         Accounts payable and accrued expenses..........................................       (2,758)
         Other costs and liabilities....................................................       (4,628)
                                                                                             --------
                                                                                             $ 84,590
                                                                                             ========

                          APCOA/STANDARD PARKING, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

         The put/call value for the 5.01 shares of common stock described above is based primarily upon a multiple of EBITDA, as defined, of the Company. Under certain circumstances the Company can be required to repurchase these shares, however in no case will the Company be obligated to do so prior to March 2001. Direct acquisition costs incurred in connection with the acquisition include investment banking fees of $3,289 and legal and other professional fees of $3,890.

         Other costs and liabilities include pre-existing Standard vacation and bonus liabilities of $1,089. Also included in other costs and liabilities are software modifications of $870, re-branding costs of $510 and other costs of $2,159 incurred in connection with the Company's business plan to integrate Standard's operations.

         The following unaudited pro forma results of operations for the three-month period ended March 31, 1998 assume the acquisition of Standard occurred at the beginning of the period presented:

                                             THREE MONTHS ENDED
                                               MARCH 31, 1998
                                               --------------
               Net revenue ..................     $ 43,883
               Loss before extraordinary item      (16,359)


         This pro forma information does not purport to be indicative of the results that actually would have been obtained if the combination had taken place at the beginning of the period presented and is not intended to be a projection of future results.

         On January 22, 1998, the Company acquired the assets of Huger Parking Company, LLC, d/b/a Dixie Parking, for $1,000 in cash at closing and $3,250 in notes payable. On May 1, 1998, the Company acquired the remaining 76% interest in Executive Parking Industries LLC, through the acquisition of all of the outstanding capital stock of S&S Parking, Inc., the sole asset of which was such 76% interest in EPI, for $7,020 in cash. In addition, on June 1, 1998, APCOA/Standard acquired all of the outstanding capital stock of Century Parking, Inc., and Sentry Parking Corporation, for $5,168 in cash at closing and $1,000 payable on the third anniversary of the closing date. On September 1, 1998, APCOA/Standard acquired the operations of Virginia Parking Service, Inc. in a stock purchase transaction for $3,114 in cash, including direct costs, and up to $1,250 in notes payable over five years with interest at the prime rate. All of these acquisitions have been accounted for under the purchase method, accordingly operating results of the acquired companies have been included in the Condensed Consolidated Financial Statements from the date of acquisition. The historical operating results of the businesses prior to acquisition were not material to the consolidated results of APCOA/Standard.

         On April 1, 1999, the Company acquired the assets of Pacific Rim Parking, Inc. ("Pacific Rim") for $750 in cash and up to $750 in non-interest bearing notes payable over five years. This acquisition has been accounted for under the purchase method. The historical operating results of Pacific Rim prior to acquisition were not material relative to the consolidated results of APCOA/Standard.

3.     RESTRUCTURING AND OTHER UNUSUAL COSTS

         In conjunction with the March 1998 acquisition of Standard (See Note
2), the Company adopted a business plan which included consolidating the Company's headquarters in Chicago and company staff reductions. Through March 31, 1999, restructuring and other unusual costs aggregating $18,200 have been recorded in connection with the implementation of this plan. Of the $15,600 cash component of this total, $14,083 has been disbursed through March 31, 1999, and it is expected that the remainder will be disbursed by the middle of 1999.

         Included in "Restructuring and other unusual costs" in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 1999 and 1998 are the following:

                                                     THREE MONTHS ENDED
                                                    ---------------------
                                                    MARCH 31,   MARCH 31,
                                                      1999        1998
                                                     -------     -------
Employee severance costs .......................     $    --     $ 5,400
Employee relocation costs ......................          --       5,000
Impairment of assets that will no longer be used
   (non-cash expenses) .........................          --       2,400
Increase in insurance reserves .................          --       1,000
Incremental integration costs and other ........         150         300
                                                     -------     -------
                                                     $   150     $14,100
                                                     =======     =======

         Employee severance costs consist of cash compensation and related expenses to 54 people for whom employment was terminated. Employee relocation costs relate to the relocation and consolidation of the headquarters of the Company, the relocation of two major field offices, moving Cleveland headquarters staff members to Chicago and other relocations within the field organization. The increase in insurance reserves results from a buyout of the insurance program of APCOA in connection with the combination of APCOA and Standard insurance programs. The impairment and abandonment of assets that will no longer be used consists of the write-off of capitalized organization costs and leasehold improvements. Other incremental integration costs associated with the restructuring plan that do not qualify as exit costs are expensed as incurred and included in "Restructuring and other unusual costs" in the Condensed Consolidated Statements of Operations. These integration costs relate primarily to actions to facilitate the accounting system consolidation and activities to realign and centralize administrative and other support functions.

4.     BORROWING ARRANGEMENTS

         APCOA/Standard's $140,000 9 1/4% Senior Subordinated Notes were issued in September of 1998 and are due in March of 2008. The Notes are registered with the Securities and Exchange Commission. The Notes were exchanged for unregistered notes with substantially identical terms, which had been issued earlier in 1998 to finance the acquisition of Standard and retire certain existing indebtedness, and for general working capital purposes.

         In March of 1998, the Company entered into a $40,000 revolving Senior Credit Facility (the "Facility") with a group of banks. Rates of interest on borrowings against the Facility are indexed to certain key variable rates. At March 31, 1999, borrowings under the Facility aggregated $5,000 and there were letters of credit outstanding against this Facility of $1,250.

         The Notes and Senior Credit Facility contain covenants that limit APCOA/Standard from incurring additional indebtedness and issuing preferred stock, restrict dividend payments, limit transaction with affiliates and restrict certain other transactions. Substantially all of APCOA/Standard's net assets are restricted under these provisions and covenants (See Note 5).

         In connection with the early extinguishment of debt in March 1998, the Company recorded an extraordinary loss of $2,816. The extraordinary loss represents the unamortized balance of debt issuance costs related to APCOA's previous credit agreement of $727 and a prepayment fee of $2,089 related to APCOA's previous credit agreement.

5.     SUBSIDIARY GUARANTORS

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

                                                                             GUARANTOR    NON-GUARANTOR
                                                                   APCOA    SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS    TOTAL
                                                                 ---------  ------------  ------------   ------------   ---------
BALANCE SHEET DATA:
-------------------
MARCH 31, 1999
   Cash and cash equivalents ................................    $   3,456     $   6,686     $   (501)    $      --     $   9,641
   Notes and accounts receivable ............................       25,774         5,723        4,469            --        35,966
   Current assets ...........................................       29,674        13,663        5,211            --        48,548
   Leaseholds and equipment, net ............................       14,169        10,493        5,169            --        29,831
   Cost in excess of net assets acquired, net ...............       18,658        88,566        1,207            --       108,431
   Investment in subsidiaries ...............................      107,940            --           --      (107,940)           --
   Total assets .............................................      186,377       118,866       13,368      (107,940)      210,671
   Accounts payable .........................................       12,170         5,854        2,295            --        20,319
   Current liabilities ......................................       31,011        12,713        9,090            --        52,814
   Long-term borrowings, excluding current portion ..........      147,735           138        4,354            --       152,227
   Redeemable preferred stock ...............................       45,399            --           --            --        45,399
   Common stock subject to put/call rights ..................        4,589            --           --            --         4,589
   Total stockholders' equity (deficit) .....................      (51,559)      104,030         (564)     (107,940)      (56,033)
   Total liabilities and stockholders' equity (deficit) .....      186,377       118,866       13,368      (107,940)      210,671

DECEMBER 31, 1998
   Cash and cash equivalents ................................    $  10,784     $   7,177     $  1,222     $      --     $  19,183
   Notes and accounts receivable ............................       27,406         3,657        1,576            --        32,639
   Current assets ...........................................       38,886        11,968        3,774            --        54,628
   Leaseholds and equipment, net ............................       12,129        10,086        5,403            --        27,618
   Cost in excess of net assets acquired, net ...............       18,966        88,961          814            --       108,741
   Investment in subsidiaries ...............................      107,293            --           --      (107,293)           --
   Total assets .............................................      193,411       118,881       11,770      (107,293)      216,769
   Accounts payable .........................................       11,235         6,390          559            --        18,184
   Current liabilities ......................................       40,757        16,022        6,968            --        63,747
   Long-term borrowings, excluding current portion ..........      142,716           277        4,499            --       147,492
   Redeemable preferred stock ...............................       44,174            --           --            --        44,174
   Common stock subject to put/call rights ..................        4,589            --           --            --         4,589
   Total stockholders' equity (deficit) .....................      (48,710)      101,544         (449)     (107,293)      (54,908)
   Total liabilities and stockholders' equity (deficit) .....      193,411       118,881       11,770      (107,293)      216,769

INCOME STATEMENT DATA:
----------------------
THREE MONTHS ENDED MARCH 31, 1999
   Parking Revenue ..........................................    $  26,919     $  23,644     $ 10,306     $      --     $  60,869
   Gross profit .............................................        6,684         5,782          504            --        12,970
   Restructuring and other unusual costs ....................          150            --           --            --           150
   Depreciation and amortization ............................          965           607          227            --         1,799
   Operating income .........................................        3,115           880           20            --         4,015
   Interest expense, net ....................................        3,408            27          160            --         3,595
   Equity in earnings of subsidiaries .......................          601            --           --          (601)           --
   Net income (loss) ........................................          100           775          174          (601)          100

THREE MONTHS ENDED MARCH 31, 1998
   Parking Revenue ..........................................    $  18,367     $   1,054     $  9,903     $      --     $  29,324
   Gross profit .............................................        3,673           331        1,224            --         5,228
   Restructuring and other unusual costs ....................       14,100            --           --            --        14,100
   Depreciation and amortization ............................          766            28          261            --         1,055
   Operating income (loss) ..................................      (14,066)          194          485            --       (13,387)
   Interest expense, net ....................................          732            --          156            --           888
   Equity in earnings of subsidiaries .......................          383            --           --          (383)           --
   Net income (loss) ........................................      (17,264)          194          189          (383)      (17,264)

                          APCOA/STANDARD PARKING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STATEMENT OF CASH FLOW DATA:
----------------------------
THREE MONTHS ENDED MARCH 31, 1999
   Net cash used in operating activities ....................    $  (8,984)    $    (369)    $ (1,564)    $      --     $ (10,917)
   Investing activities:
     Purchase of leaseholds and equipment ...................       (2,264)         (122)          --            --        (2,386)
     Purchase of leaseholds and equipment by joint ventures .           --            --         (159)           --          (159)
   Net cash used in investing activities ....................       (2,264)         (122)        (159)           --        (2,545)
   Financing activities:
     Proceeds from long-term borrowings .....................        5,000            --           --            --         5,000
     Payments on long-term borrowings .......................       (1,080)           --           --            --        (1,080)
   Net cash provided by financing activities ................        3,920            --           --            --         3,920

THREE MONTHS ENDED MARCH 31, 1998
   Net cash provided by (used in) operating activities ......    $  (5,311)    $     231     $     63     $      --     $  (5,017)
   Investing activities:
     Purchase of leaseholds and equipment ...................       (1,600)           --          (24)           --        (1,624)
     Businesses acquired ....................................      (72,465)        1,711           --            --       (70,754)
     Other ..................................................         (491)           --           --            --          (491)
   Net cash provided by (used in) investing activities ......      (74,556)        1,711          (24)           --       (72,869)

   Financing activities:
     Proceeds from long-term borrowings .....................      148,949            --           --            --       148,949
     Payments on long-term borrowings .......................      (40,584)           --         (105)           --       (40,689)
     Payments on debt issuance costs ........................       (5,899)           --           --            --        (5,899)
     Proceeds from issuance of preferred stock ..............       40,683            --           --            --        40,683
     Redemption of redeemable preferred stock ...............       (8,000)           --           --            --        (8,000)
   Net cash provided by (used in) financing activities ......      135,149            --         (105)           --       135,044

PART I   FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         APCOA/Standard Parking, Inc. ("APCOA/Standard" or "the Company") operates in a single reportable segment operating parking facilities under two types of arrangements: management contracts and leases. Under a management contract, APCOA/Standard typically receives a base monthly fee for managing the property, and may also receive an incentive fee based on the achievement of facility revenues above a base amount. In some instances, APCOA/Standard also receives certain fees for ancillary services. Typically, all of the underlying revenues, expenses and capital expenditures under a management contract flow through to the property owner, not to APCOA/Standard. Under lease arrangements, APCOA/Standard generally pays to the property owner either a fixed annual rental, a percentage of gross customer collections or a combination thereof. APCOA/Standard collects all revenues under lease arrangements and is responsible for most operating expenses, but it is typically not responsible for major maintenance or capital expenditures. As of March 31, 1999, APCOA/Standard operated approximately 73% of its 1,654 parking facilities under management contracts and approximately 27% under leases.

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

SUMMARY OF OPERATING FACILITIES

         The following table reflects the Company's facilities at the end of the periods indicated:

                          March 31,   December 31,   March 31,
                            1999         1998          1998
                           -----         -----         -----
Managed facilities         1,207         1,190           727
Leased facilities            447           446           310
                           -----         -----         -----
Total facilities .         1,654         1,636         1,037
                           =====         =====         =====

         The Company's strategy is to add locations in core cities where a concentration of locations improves customer service levels and operating margins. In general, contracts added as set forth in the table above followed this strategy.

RESULTS OF OPERATIONS

         Gross customer collections consist of gross receipts collected at all leased and managed properties, including unconsolidated affiliates. Gross customer collections increased $188.0 million, or 146.2%, to $316.6 million in the first quarter of 1999 compared to $128.6 million in the first quarter of 1998. This increase is attributable $120.9 million to the combination with Standard and $67.1 million to the addition of other locations during the period.

         In analyzing gross margins of APCOA/Standard, it should be noted that the cost of parking services incurred in connection with the provision of management services is generally paid by the clients. Margins for lease arrangements are significantly impacted by variables other than operating performance, such as variability in parking rates in different cities and widely varying space utilization by parking facility type.

         The following should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto in Item 1.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

         Parking services revenue--leases. Lease revenue increased $25.2 million, or 102.2% to $49.9 million in the first quarter of 1999 as compared to $24.7 million in the first quarter of 1998. This resulted from the net addition of 27 leases through internal growth and the net addition of 149 leases through the combination with Standard and the other acquisitions completed in 1998. (See
Note 2 of the Notes to Condensed Consolidated Financial Statements.)

         Parking services revenue--management contracts. Management contract revenue increased $6.3 million, or 135.8%, to $11.0 million in the first quarter of 1999 as compared to $4.7 million in the first quarter of 1999. Of this increase, $0.2 million resulted from savings from group purchasing. An additional $6.1 million resulted from the net addition of 209 management contracts through internal growth and 584 contracts added as a result of the combination with Standard and the other 1998 acquisitions.

         Cost of parking services--leases. Cost of parking for leases increased $22.2 million, or 101.6%, to $44.0 million for the first quarter of 1999 from $21.8 million in the first quarter of 1998. This increase resulted from the addition of a net total of 176 new leases through internal growth and acquisitions. Gross margin for leases improved to 11.7% for the first quarter of 1999 compared to 11.5% for the first quarter of 1998.

         Cost of parking services--management contracts. Cost of parking for management contracts increased $1.6 million, or 71.6%, to $3.9 million for the first quarter of 1999 from $2.3 million in the first quarter of 1998. This increase resulted from the addition of a net total of 793 new contracts through internal growth and acquisitions. Gross margin for management contracts improved to 64.7% in the first quarter of 1999 compared to 51.5% for the first quarter of 1998. The locations added for the most part do not carry any cost of parking since all of these costs are paid by the clients. Some of the older contracts do carry some costs.

         General and administrative expenses. General and administrative expenses increased $3.5 million, or 102.5%, to $7.0 million for the first quarter of 1999 as compared to $3.5 million, for the first quarter of 1998. This increase resulted from costs associated with the acquired companies, inflation, and investment in the Company's infrastructure in anticipation of future growth. Partially offsetting these increases were acquisition-related cost savings of $1.4 million realized in the first quarter of 1999.

         Restructuring and other unusual costs. The Company recorded $18.2 million of restructuring and other unusual costs in 1998, $14.1 million of which was charged against earnings in the first quarter of 1998. These charges were incurred in connection with the combination with Standard and a thorough analysis of the costs associated with implementing the business plan of consolidating the Company's headquarters in Chicago and costs related to APCOA staff reductions. The Company recorded $0.2 million of incremental integration costs in the first quarter of 1999 relating primarily to actions to facilitate the accounting system consolidation and other support functions in connection with acquisitions.

COMPARISON OF RESULTS OF OPERATIONS ON A COMBINED BASIS

         The following supplementary information is provided to enhance the analysis of results of operations. The results presented below represent the combined historical results of APCOA and Standard for the periods presented, without pro forma adjustments for the impact of the acquisition of Standard. These combined results do not purport to represent what the actual results would have been if the acquisition had occurred at the beginning of 1998.

                                                                        THREE MONTHS ENDED
                                                                    ---------------------------
                                                                     MARCH 31,        MARCH 31,
                                                                       1999             1998
                                                                     --------         --------
                                                                          (in thousands)

               Gross customer collections ..................         $316,600         $249,500
                                                                     ========         ========
               Parking services revenue:
                    Lease contracts ........................         $ 49,877         $ 36,708
                    Management contracts ...................           10,992            7,175
                                                                     --------         --------
                                                                       60,869           43,883
               Cost of parking services:
                    Lease contracts ........................           44,019           33,024
                    Management contracts ...................            3,880            2,261
                                                                     --------         --------
                                                                       47,899           35,285
                                                                     --------         --------
               Gross profit ................................           12,970            8,598

               General and administrative expenses .........            7,006            5,478
                                                                     --------         --------
               Operating income before depreciation,
                    amortization and restructuring charges .         $  5,964         $  3,120
                                                                     ========         ========


THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

         Parking services revenue--leases. Lease revenue increased $13.2 million, or 35.9%, to $49.9 million in the first quarter of 1999 as compared to $36.7 million in the first quarter of 1998. This resulted from the net addition of 27 leases through internal growth and the net addition of 110 leases through acquisition.

         Parking services revenue--management contracts. Management contract revenue increased $3.8 million, or 53.2%, to $11.0 million in the first quarter of 1999 as compared to $7.2 million in the first quarter of 1998. This increase resulted from the net addition of 209 management contracts through internal growth and 271 through acquisitions.

         Cost of parking services--leases. Cost of parking for leases increased $11.0 million, or 33.3%, to $44.0 million for the first quarter of 1999 from $33.0 million in the first quarter of 1998. This increase resulted from the addition of a net total of 137 new leases through internal growth and acquisitions. Gross margin for leases improved to 11.7% for the first quarter of 1999 compared to 10.0% for the first quarter of 1998.

         Cost of parking services--management contracts. Cost of parking for management contracts increased $1.6 million, or 71.6%, to $3.9 million for the first quarter of 1999 from $2.3 million in the first quarter of 1998. This increase resulted from the addition of a net total of 480 new contracts through internal growth and acquisitions. Gross margin for management contracts declined to 64.7% in the first quarter of 1999 compared to 68.5% for the first quarter of 1998. This decline results from the relative mix of locations that were added compared to those already in the contract portfolio.

         General and administrative expenses. General and administrative expenses increased $1.5 million, or 27.9%, to $7.0 million for the first quarter of 1999 as compared to $5.5 million, for the first quarter of 1998. This increase resulted from costs associated with the acquired companies, inflation, and investment in the Company's infrastructure in anticipation of future growth. Partially offsetting these increases were acquisition-related costs savings of $1.2 million realized in the quarter.

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

         Locations with revenues deposited into client accounts or segregated accounts can, depending upon timing of rent or net profit distributions, result in significant amounts of cash being temporarily inaccessible to the Company for use for operating needs. Additionally, the ability to utilize cash deposited into local APCOA/Standard accounts is dependent upon the movement of that cash into the Company's corporate account. For these reasons, the Company from time to time is required, despite significant cash balances, to utilize its Senior Credit Facility to fund immediate working capital needs. In April 1999, the Company began an initiative to streamline its cash management and receivables collection processes by standardizing the procedures used by all acquired companies.

         The Company had cash and cash equivalents of $9.6 million at March 31, 1999 compared to $19.2 million at December 31, 1998.

         The Company's Senior Credit Facility ("the Facility") provides for borrowings of up to $40 million at variable rates based, at the Company's option, either on LIBOR, the overnight federal funds rate, or the bank's base rate. From time to time the Company utilizes the Facility to provide readily-accessible cash for working capital purposes. The Facility includes covenants that limit APCOA/Standard from incurring additional indebtedness, issuing preferred stock or paying dividends, and contains certain other restrictions. At March 31, 1999, borrowings against the Facility aggregated $5 million, and letters of credit outstanding against the Facility aggregated $1.3 million.

         The Company believes that cash flow from operating activities, existing cash and cash equivalents, and borrowings under the Facility will be adequate to meet the Company's short-term liquidity requirements prior to maturity of its long-term indebtedness, although no assurance can be provided in this regard.

         If the Company identifies investment opportunities requiring cash in excess of the Company's operating cash flows and existing cash, the Company may borrow under the Facility or may seek additional sources of capital including the sale or issuance of common stock. The Company has in the past and expects in the future to pursue a strategy of growth through acquisition. On January 22, 1998, the Company acquired the assets of Dixie for $1.0 million in cash and notes aggregating $3.2 million. On May 1, 1998, the Company acquired the remaining 76% interest in Executive Parking Industries, LLC, through acquisition of its parent company for $7.0 million in cash. On June 1, 1998, the Company completed the acquisition of Century Parking and Sentry Parking for consideration consisting of $5.2 million in cash at closing and $1.0 million payable on the third anniversary of the closing date. In addition, on September 1, 1998, the Company acquired the capital stock of Virginia Parking Services Inc. for $2.7 million in cash including direct costs, and up to $1.3 million in notes. On April 1, 1999, the Company acquired the assets of Pacific Rim Parking, Inc. ("Pacific Rim") for $0.8 million in cash and up to $0.8 million in non-interest bearing notes payable over five years.

         The Company is currently in negotiations with respect to several possible additional acquisitions, none of which are "probable" as of the date hereof. There can be no assurance as to the Company's ability to effect future acquisitions, nor as to the affect of any such acquisitions will have on the Company's operations, financial condition and profitability.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

         Net cash used in operating activities totaled $10.9 million for the first quarter of 1999 compared to $5.0 million for the first quarter of 1998. Cash used during 1999 included $5.5 million for the purchase of an insurance tail policy to cover claims for all years prior to 1999 under APCOA's previous insurance program, $1.7 million for cash restructuring charges and increases in accounts receivable relating to acquired contracts and existing locations of $3.3 million.

         Cash used in investing activities totaled $2.5 million for the first quarter of 1999 compared to $72.9 million for the first quarter of 1998. Cash used in the first quarter of 1999 resulted from capital purchases including the furnishing and improvement of the Company's combined office space in Chicago, investment in management information system enhancements, and capital investments to secure and/or extend leased facilities. Cash used in investing activities in the first quarter of 1998 included the acquisitions of Standard and Huger Parking Company, LLC d/b/a Dixie Parking ("Dixie").

         Cash generated from financing activities totaled $3.9 million in the first quarter of 1999 compared to $135.0 million in the first quarter of 1998. The 1999 activity included $5.0 million in borrowings from the revolving Senior Credit Facility, partially offset by repayments on long-term borrowings of $1.1 million. The 1998 activity included $140.0 million of proceeds from the issuance of debt, $40.7 million of proceeds from the issuance of redeemable preferred stock, $40.6 million in debt repayments, and $8.0 million for the redemption of preferred stock. These transactions were consummated in connection with the combination with Standard and other acquisitions.

YEAR 2000

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as a year other than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions or engage in normal business activities.

         In conjunction with the integration of the Company's operations described above, the Company's business plan includes the integration of existing information and operating systems of the acquired companies with those of APCOA. By the end of January 1999, substantially all of the accounting for the Company's five regions was converted to the APCOA management information systems. At the same time, the Company has fully integrated field management and has finalized a combined aesthetics program, which will create a common look and theme for all of the Company's parking facilities. This program is being implemented over a period of time based upon client input and approval.

         The core business applications and technical infrastructure that will continue in use when the integration is completed have been tested and are believed to be Year 2000 compliant. The Company has not, however, evaluated the degree of compliance of the various systems that will be discontinued. If the Company does not complete the remainder of its planned integration within the scheduled time frame, the impact could potentially be material.

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

CAUTIONARY STATEMENTS

         The Company continues to be subject to certain factors that could cause the Company's results to differ materially from expected and historical results (see the "Risk Factors" set forth in the Company's Registration Statement on Form S-4 (No. 333-50437) filed on April 17, 1998, as amended on June 9, 1998, July 15, 1998, August 11, 1998 and August 14, 1998 (the
"Registration Statement").

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company's primary market risk exposure consists of risk related to changes in interest rates. Historically, the Company has not used derivative financial instruments for speculative or trading purposes.

       The Company has a $40 million revolving variable rate Senior Credit Facility (see Note 4 of the Notes to the Condensed Consolidated Financial Statements). Interest expense on such borrowing is sensitive to changes in the market rate of interest. If the Company were to borrow the entire $40 million available under the Facility, a 1% increase in the average market rate would result in an increase in the Company's annual interest expense of $0.4 million.

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

       None

ITEM 5.       OTHER INFORMATION

       None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits

      EXHIBIT
      NUMBER      DESCRIPTION
      ------      -----------

       3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 (No. 333-50437) filed on April 17, 1998, as amended on June 9, 1998, July 15, 1998, August 11, 1998 and August 14, 1998 (the "Registration Statement")).

       3.2 Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Registration Statement).

       4.1 Indenture, dated as of March 30, 1998, amended as of July 6, 1998, September 21, 1998 and January 12, 1999 by and among the Company, the Subsidiary Guarantors and State Street Bank and Trust Company (incorporated by reference to Exhibit 4.1 to the Registration Statement).

       4.2        Form of New Note (included as Exhibit A to Exhibit 4.1).

       4.3        Form of New Note Guarantee (included as Exhibit D to Exhibit
                  4.1).

       4.4 Supplemental Indenture, dated as of January 12, 1999 by and among APCOA LaSalle Parking Company, LLC, the Company, and State Street Bank and Trust Company (incorporated by reference to Exhibit 4.4, to the Registrant's Annual Report on Form 10K filed for December 31, 1998).

       4.5 Supplemental Indenture, dated as of September 21, 1998, among Virginia Parking Service, Inc., the Company, and State Street Bank and Trust Company (incorporated by reference to Exhibit 4.5, to the Registrant's Annual Report on Form 10K filed for December 31, 1998).

       4.6 Supplemental Indenture, dated as of July 6, 1998, among S&S Parking, Century Parking, Inc. and Sentry Parking Corporation, the Company, and State Street Bank and Trust Company (incorporated by reference to Exhibit 4.6, to the Registrant's Annual Report on Form 10K filed for December 31, 1998).

       27.1       Financial Data Schedule.

       (b) Reports on Form 8-K

       No current report on Form 8-K was filed by the Company during the quarter ended March 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                        APCOA/Standard Parking, Inc.
                                        (Registrant)

May 17, 1999

                                        By: /s/  Myron C. Warshauer
                                            -----------------------------------
                                                    Myron C. Warshauer
                                                  Chief Executive Officer

May 17, 1999

                                        By: /s/ Michael J. Celebrezze
                                            -----------------------------------

                                                  Michael J. Celebrezze,
                                                 Executive Vice President
                                                and Chief Financial Officer

                                INDEX TO EXHIBITS

      EXHIBIT
      NUMBER      DESCRIPTION
      ------      -----------

       3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 (No. 333-50437) filed on April 17, 1998, as amended on June 9, 1998, July 15, 1998, August 11, 1998 and August 14, 1998 (the "Registration Statement")).

       3.2 Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Registration Statement).

       4.1 Indenture, dated as of March 30, 1998, amended as of July 6, 1998, September 21, 1998 and January 12, 1999 by and among the Company, the Subsidiary Guarantors and State Street Bank and Trust Company (incorporated by reference to Exhibit 4.1 to the Registration Statement).

       4.2        Form of New Note (included as Exhibit A to Exhibit 4.1).

       4.3        Form of New Note Guarantee (included as Exhibit D to Exhibit
                  4.1).

       4.4 Supplemental Indenture, dated as of January 12, 1999 by and among APCOA LaSalle Parking Company, LLC, the Company, and State Street Bank and Trust Company (incorporated by reference to Exhibit 4.4, to the Registrant's Annual Report on Form 10K filed for December 31, 1998).

       4.5 Supplemental Indenture, dated as of September 21, 1998, among Virginia Parking Service, Inc., the Company, and State Street Bank and Trust Company (incorporated by reference to Exhibit 4.5, to the Registrant's Annual Report on Form 10K filed for December 31, 1998).

       4.6 Supplemental Indenture, dated as of July 6, 1998, among S&S Parking, Century Parking, Inc. and Sentry Parking Corporation, the Company, and State Street Bank and Trust Company (incorporated by reference to Exhibit 4.6, to the Registrant's Annual Report on Form 10K filed for December 31, 1998).

       27.1       Financial Data Schedule.