Form 10-Q
period 1999-06-30
APCOA INC
filed 1999-08-09
CIK 1059262

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
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

                Condensed Consolidated Balance Sheets as of June 30, 1999
                and December 31, 1998...............................................................................3

                Condensed Consolidated Statements of Operations for the three and six months ended June 30, 1999 and June 30, 1998........................................................4

                Condensed Consolidated Statements of Cash Flows for the six
                months ended June 30, 1999 and June 30 , 1998.......................................................5

                Notes to Condensed Consolidated Financial Statements................................................6

     Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations..............11

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........................................19

Part II.      Other Information

     Item 1.    Legal Proceedings..................................................................................20

     Item 2.    Changes in Securities and Use of Proceeds..........................................................20

     Item 3.    Defaults upon Senior Securities....................................................................20

     Item 4.    Submission of Matters to a Vote of Security Holders................................................20

     Item 5.    Other Information..................................................................................20

     Item 6.    Exhibits and Reports on Form 8-K...................................................................20

Signatures.........................................................................................................21

Exhibits...........................................................................................................21

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          APCOA/STANDARD PARKING, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)


                                                                                     JUNE 30, 1999          DECEMBER 31, 1998
                                                                                     -------------          -----------------
                                    ASSETS                                            (UNAUDITED)              (SEE NOTE)
Current assets:
   Cash and cash equivalents.............................................            $     6,559              $    19,183
   Notes and accounts receivable, net....................................                 34,244                   32,639
   Prepaid expenses and supplies.........................................                  2,528                    2,806
                                                                                     -----------              -----------
Total current assets.....................................................                 43,331                   54,628

Leaseholds and equipment, net............................................                 31,749                   27,618
Advances and deposits....................................................                  2,526                    3,318
Cost in excess of net assets acquired....................................                109,711                  108,741
Intangible and other assets..............................................                 15,894                   17,943
Due from affiliates......................................................                  4,352                    4,521
                                                                                     -----------              -----------

   Total assets..........................................................            $   207,563              $   216,769
                                                                                     ===========              ===========


                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable......................................................            $    14,311              $    18,184
   Accrued and other current liabilities.................................                 29,969                   43,624
   Current portion of long-term borrowings...............................                  1,180                    1,939
                                                                                     -----------              -----------
Total current liabilities................................................                 45,460                   63,747

Long-term borrowings, excluding current portion..........................                158,249                  147,492
Other long-term liabilities..............................................                 10,629                   11,675

Redeemable preferred stock...............................................                 46,657                   44,174
Common stock subject to put/call rights;
   5.01 shares issued and outstanding....................................                  4,589                    4,589

Stockholders' deficit:
   Common stock, par value $1.00 per share; 1,000 shares authorized;
   26.3 shares issued and outstanding....................................                      1                        1
   Additional paid-in capital............................................                 11,422                   11,422
   Accumulated deficit...................................................                (69,444)                 (66,331)
                                                                                     -----------              -----------
Total stockholders' deficit..............................................                (58,021)                 (54,908)
                                                                                     -----------              -----------

   Total liabilities and stockholders' deficit...........................            $   207,563              $   216,769
                                                                                     ===========              ===========


            See Notes to Condensed Consolidated Financial Statements.

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statement at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                          APCOA/STANDARD PARKING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (IN THOUSANDS, UNAUDITED)


                                                                THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                         --------------------------------      --------------------------------
                                                         JUNE 30, 1999      JUNE 30, 1998      JUNE 30, 1999      JUNE 30, 1998
                                                         -------------      -------------      -------------      -------------
Gross customer collections .............................   $ 339,000          $ 266,600          $ 655,600          $ 439,200
                                                           =========          =========          =========          =========

Parking services revenue:
    Lease contracts ....................................   $  50,648          $  40,638          $ 100,525          $  65,301
    Management contracts ...............................      12,182              8,886             23,174             13,547
                                                           ---------          ---------          ---------          ---------
                                                              62,830             49,524            123,699             78,848
Cost of parking services:
    Lease contracts ....................................      44,873             36,317             88,892             58,152
    Management contracts ...............................       4,282              2,550              8,162              4,811
                                                           ---------          ---------          ---------          ---------
                                                              49,155             38,867             97,054             62,963
                                                           ---------          ---------          ---------          ---------

Gross profit ...........................................      13,675             10,657             26,645             15,885

General and administrative expenses ....................       7,510              5,901             14,516              9,361
Restructuring and other unusual costs ..................         260                 --                410             14,100
Depreciation and amortization ..........................       2,351              1,916              4,150              2,971
                                                           ---------          ---------          ---------          ---------

Operating income (loss) ................................       3,554              2,840              7,569            (10,547)

Interest expense (income):
    Interest expense ...................................       4,226              3,770              7,982              4,807
    Interest income ....................................        (162)              (637)              (323)              (786)
                                                           ---------          ---------          ---------          ---------
                                                               4,064              3,133              7,659              4,021
                                                           ---------          ---------          ---------          ---------


Loss before minority interest, income
    taxes and extraordinary item .......................        (510)              (293)               (90)           (14,568)

Minority interest ......................................          90                108                257                251
Income tax expense .....................................         130                 30                283                 60
                                                           ---------          ---------          ---------          ---------

Loss before extraordinary item .........................        (730)              (431)              (630)           (14,879)
Extraordinary item .....................................          --                 --                 --              2,816
                                                           ---------          ---------          ---------          ---------

Net loss ...............................................        (730)              (431)              (630)           (17,695)
Preferred stock dividends ..............................      (1,258)            (1,188)            (2,483)            (1,188)
                                                           ---------          ---------          ---------          ---------

Net loss available for common
    stockholders .......................................   $  (1,988)         $  (1,619)         $  (3,113)         $ (18,883)
                                                           =========          =========          =========          =========





            See Notes to Condensed Consolidated Financial Statements.

                          APCOA/STANDARD PARKING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)




                                                                   SIX MONTHS ENDED
                                                        -------------------------------------
                                                          JUNE 30, 1999       JUNE 30, 1998
                                                          -------------       -------------
OPERATING ACTIVITIES:
Net loss .............................................      $    (630)          $ (17,695)
Adjustments to reconcile net loss to net cash
used in operations:
   Depreciation and amortization .....................          4,150               2,971
   Provision for impairment of assets ................             --               2,400
   Change in operating assets and liabilities, net of
     acquisitions ....................................        (18,457)              1,865
                                                            ---------           ---------
Net cash used in operating activities ................        (14,937)            (10,459)



INVESTING ACTIVITIES:
Businesses acquired, net of cash, and including direct
   acquisition costs .................................         (1,426)            (81,579)
Purchase of leaseholds and equipment .................         (4,339)             (2,556)
Purchase of leaseholds and equipment by joint ventures           (192)               (274)
Increase in other assets .............................           (920)               (491)
                                                            ---------           ---------
Net cash used in investing activities ................         (6,877)            (84,900)



FINANCING ACTIVITIES:
Proceeds from long-term borrowings ...................         10,700             148,949
Payments on long-term borrowings .....................         (1,273)            (41,645)
Payments on joint venture borrowings .................           (237)               (273)
Payments of debt issuance costs ......................             --              (6,180)
Proceeds from issuance of preferred stock ............             --              40,683
Redemption of redeemable preferred stock .............             --              (8,000)
                                                            ---------           ---------
Net cash provided by financing activities ............          9,190             133,534



Increase (decrease) in cash and cash equivalents .....        (12,624)             38,175
Cash and cash equivalents at beginning of period .....         19,183               3,322
                                                            ---------           ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........      $   6,559           $  41,497
                                                            =========           =========



SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
   Interest ..........................................      $   7,656           $   2,099
   Taxes .............................................             87                  46



            See Notes to Condensed Consolidated Financial Statements.

                          APCOA/STANDARD PARKING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                            (IN THOUSANDS, UNAUDITED)

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

         In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the financial position and results of operations have been included. Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that might be expected for the year ending December 31, 1999. The financial statements presented in this Report should be read in conjunction with the consolidated financial statements and footnotes thereto included in APCOA/Standard's 1998 Form 10-K filed March 31, 1999.

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
                                                                                             --------
                                                                                             $ 84,590
                                                                                             ========

                          APCOA/STANDARD PARKING, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED


         The put/call value for the 5.01 shares of common stock described above is based primarily upon a multiple of EBITDA, as defined, of the Company. Under certain circumstances the Company can be required to repurchase these shares, however, in no case will the Company be obligated to do so prior to March 2001. Direct acquisition costs incurred in connection with the acquisition include investment banking fees of $3,289 and legal and other professional fees of $3,890.

         Other costs and liabilities include pre-existing Standard vacation and bonus liabilities of $1,089. Also included in other costs and liabilities are software modifications of $870, re-branding costs of $510 and other costs of $2,159 incurred in connection with the Company's business plan to integrate Standard's operations.

         The following unaudited pro forma results of operations for the six-month period ended June 30, 1998 assume the acquisition of Standard occurred at the beginning of the period presented:


                                                           SIX MONTHS ENDED
                                                            JUNE 30, 1998
                                                            -------------
               Net revenue.............................       $  93,407
               Loss before extraordinary item..........         (16,258)


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

         On April 1, 1999, the Company acquired the assets of Pacific Rim Parking, Inc. in Los Angeles for $750 in cash and up to $750 in non-interest bearing notes payable over five years. On May 1, 1999 the Company acquired various contracts of System Parking Inc. located in Atlanta for $250 in cash. Effective as of July 1, 1999 the Company acquired all of the outstanding stock of Universal Park Holdings Inc. operating under the names U-Park and Select Valet Parking in Vancouver B.C. for $1,130 plus a multiple of EBITDA on a future earnout as defined in the agreement. These acquisitions have been accounted for under the purchase method. The historical operating results of the businesses prior to acquisition were not material relative to the consolidated results of APCOA/Standard.

3.   RESTRUCTURING AND OTHER UNUSUAL COSTS

         In conjunction with the March 1998 acquisition of Standard (See Note
2), the Company adopted a business plan which included consolidating the Company's headquarters in Chicago and company staff reductions. Through June 30, 1999, restructuring and other unusual costs aggregating $18,460 have been recorded in connection with the implementation of this plan. Of the $15,860 cash component of this total, $14,887 has been disbursed through June 30, 1999, and it is expected that the remainder will be disbursed by the end of 1999.

         Included in "Restructuring and other unusual costs" in the accompanying condensed consolidated statements of operations for the six months ended June 30, 1999 and 1998 are the following:

                                                        SIX MONTHS ENDED
                                               ---------------------------------
                                                 JUNE 30, 1999   JUNE 30, 1998
                                                 -------------   -------------
Employee severance costs .......................    $    --         $ 5,400
Employee relocation costs ......................         --           5,000
Impairment of assets that will no longer be used
   (non-cash expenses) .........................         --           2,400
Increase in insurance reserves .................         --           1,000
Incremental integration costs and other ........        410             300
                                                    -------         -------
                                                    $   410         $14,100
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

         In March of 1998, the Company entered into a $40,000 revolving Senior Credit Facility (the "Facility") with a group of banks. Rates of interest on borrowings against the Facility are indexed to certain key variable rates. At June 30, 1999, borrowings under the Facility aggregated $10,700 and there were letters of credit outstanding against the Facility of $1,250.

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

                                                                       GUARANTOR      NON-GUARANTOR
                                                             APCOA     SUBSIDIARIES   SUBSIDIARIES     ELIMINATIONS     TOTAL
                                                             -----     ------------   ------------     ------------     -----
BALANCE SHEET DATA:
-------------------
JUNE 30, 1999
   Cash and cash equivalents ...........................   $   2,913    $   4,919       $  (1,273)      $      --    $   6,559
   Notes and accounts receivable .......................      24,008        5,497           4,739              --       34,244
   Current assets ......................................      27,278       12,214           3,839              --       43,331
   Leaseholds and equipment, net .......................      16,751        9,936           5,062              --       31,749
   Cost in excess of net assets acquired, net ..........      18,691       90,229             791              --      109,711
   Investment in subsidiaries ..........................     109,676           --              --        (109,676)          --
   Total assets ........................................     188,025      117,820          11,394        (109,676)     207,563
   Accounts payable ....................................      12,266          295           1,750              --       14,311
   Current liabilities .................................      34,314        4,236           6,910              --       45,460
   Long-term borrowings, excluding current portion .....     153,346          659           4,244              --      158,249
   Redeemable preferred stock ..........................      46,657           --              --              --       46,657
   Common stock subject to put/call rights .............       4,589           --              --              --        4,589
   Total stockholders' equity (deficit) ................     (59,111)     111,017            (251)       (109,676)     (58,021)
   Total liabilities and stockholders' equity (deficit)      188,025      117,820          11,394        (109,676)     207,563
DECEMBER 31, 1998
   Cash and cash equivalents ...........................   $  10,784    $   7,177       $   1,222       $      --    $  19,183
   Notes and accounts receivable .......................      27,406        3,657           1,576              --       32,639
   Current assets ......................................      38,886       11,968           3,774              --       54,628
   Leaseholds and equipment, net .......................      12,129       10,086           5,403              --       27,618
   Cost in excess of net assets acquired, net ..........      18,966       88,961             814              --      108,741
   Investment in subsidiaries ..........................     107,293           --              --        (107,293)          --
   Total assets ........................................     193,411      118,881          11,770        (107,293)     216,769
   Accounts payable ....................................      11,235        6,390             559              --       18,184
   Current liabilities .................................      40,757       16,022           6,968              --       63,747
   Long-term borrowings, excluding current portion .....     142,716          277           4,499              --      147,492
   Redeemable preferred stock ..........................      44,174           --              --              --       44,174
   Common stock subject to put/call rights .............       4,589           --              --              --        4,589
   Total stockholders' equity (deficit) ................     (48,710)     101,544            (449)       (107,293)     (54,908)
   Total liabilities and stockholders' equity (deficit)      193,411      118,881          11,770        (107,293)     216,769

INCOME STATEMENT DATA:
----------------------
THREE MONTHS ENDED JUNE 30, 1999
   Parking Revenue .....................................   $  24,723    $  26,772       $  11,335       $      --    $  62,830
   Gross profit ........................................       5,654        5,946           2,075              --       13,675
   Restructuring and other unusual costs ...............         260           --              --              --          260
   Depreciation and amortization .......................       1,248          811             292              --        2,351
   Operating income ....................................       1,516          530           1,508              --        3,554
   Interest expense, net ...............................       3,974          (28)            118              --        4,064
   Equity in earnings of subsidiaries ..................       1,736           --              --          (1,736)          --
   Net income (loss) ...................................        (730)         636           1,100          (1,736)        (730)
THREE MONTHS ENDED JUNE 30, 1998
   Parking Revenue .....................................   $  20,448    $  19,409       $    9667       $      --    $  49,524
   Gross profit ........................................       5,018        5,109             530              --       10,657
   Depreciation and amortization .......................         834          812             270              --        1,916
   Operating income (loss) .............................          98        2,830             (88)             --        2,840
   Interest expense, net ...............................       2,972          (10)            171              --        3,133
   Equity in earnings of subsidiaries ..................      (2,472)          --              --           2,472           --
   Net income (loss) ...................................        (431)       2,840            (367)         (2,472)        (431)
SIX MONTHS ENDED JUNE 30, 1999
   Parking Revenue .....................................   $  51,642    $  50,416       $  21,641       $      --    $ 123,699
   Gross profit ........................................      12,338       11,728           2,579              --       26,645
   Restructuring and other unusual costs ...............         410           --              --              --          410
   Depreciation and amortization .......................       2,213        1,418             519              --        4,150
   Operating income ....................................       4,631        1,410           1,528              --        7,569
   Interest expense, net ...............................       7,382           (1)            278              --        7,659
   Equity in earnings of subsidiaries ..................       2,337           --              --          (2,337)          --
   Net income (loss) ...................................        (630)       1,411             926          (2,337)        (630)
SIX MONTHS ENDED JUNE 30, 1998
   Parking Revenue .....................................   $  38,815    $  20,463       $  19,570       $      --    $  78,848
   Gross profit ........................................       8,691        5,440           1,754              --       15,885
   Depreciation and amortization .......................       1,600          840             531              --        2,971
   Restructuring and other unusual costs ...............      14,100           --              --              --       14,100
   Operating income (loss) .............................     (13,968)       3,024             397              --      (10,547)
   Interest expense, net ...............................       3,704          (10)            327              --        4,021
   Equity in earnings of subsidiaries ..................      (2,885)          --              --           2,855           --
   Net income (loss) ...................................     (17,695)       3,033            (178)         (2,855)     (17,695)

STATEMENT OF CASH FLOW DATA:
----------------------------
SIX MONTHS ENDED JUNE 30, 1999
   Net cash used in operating activities ...............   ($ 11,871)   ($    763)      ($  2,303)      $    --      ($ 14,937)
   Investing activities:
     Purchase of leaseholds and equipment ..............      (2,844)      (1,495)             --            --         (4,339)
     Purchase of leaseholds and equipment by joint
     ventures ..........................................          --           --            (192)           --           (192)
     Businesses acquired ...............................      (1,426)          --              --            --         (1,426)
     Other .............................................        (920)          --              --            --           (920)
   Net cash used in investing activities ...............      (5,190)      (1,495)           (192)           --         (6,877)
   Financing activities:
     Proceeds from long-term borrowings ................      10,700           --              --            --         10,700
     Payments on long-term borrowings ..................      (1,510)          --              --            --         (1,510)
   Net cash provided by financing activities ...........       9,190           --              --            --          9,190

SIX MONTHS ENDED JUNE 30, 1998
   Net cash provided by (used in) operating activities .   ($ 12,230)    $  1,253        $    518       $    --      ($ 10,459)
   Investing activities:
     Purchase of leaseholds and equipment ..............      (2,010)        (546)             --            --         (2,556)
     Purchase of leaseholds and equipment by joint
     ventures ..........................................          --           --            (274)           --           (274)
     Businesses acquired ...............................     (85,663)       4,084              --            --        (81,579)
     Other .............................................        (491)          --              --            --           (491)
   Net cash provided by (used in) investing activities .     (88,164)       3,538            (274)           --        (84,900)
   Financing activities:
     Proceeds from long-term borrowings ................     148,949           --              --            --        148,949
     Payments on long-term borrowings ..................     (41,645)          --              --            --        (41,645)
     Payments on debt issuance costs ...................      (6,180)          --              --            --         (6,180)
     Payments on joint venture debt ....................          --           --            (273)           --           (273)
     Proceeds from issuance of preferred stock .........      40,683           --              --            --         40,683
     Redemption of redeemable preferred stock ..........      (8,000)          --              --            --         (8,000)
   Net cash provided by (used in) financing activities .     133,807           --            (273)           --        133,534

PART I  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         APCOA/Standard Parking, Inc. ("APCOA/Standard" or "the Company") operates in a single reportable segment operating parking facilities under two types of arrangements: management contracts and leases. Under a management contract, APCOA/Standard typically receives a base monthly fee for managing the property, and may also receive an incentive fee based on the achievement of facility revenues above a base amount. In some instances, APCOA/Standard also receives certain fees for ancillary services. Typically, all of the underlying revenues, expenses and capital expenditures under a management contract flow through to the property owner, not to APCOA/Standard. Under lease arrangements, APCOA/Standard generally pays to the property owner either a fixed annual rental, a percentage of gross customer collections or a combination thereof. APCOA/Standard collects all revenues under lease arrangements and is responsible for most operating expenses, but it is typically not responsible for major maintenance or capital expenditures. As of June 30, 1999, APCOA/Standard operated approximately 74% of its 1,704 parking facilities under management contracts and approximately 26% under leases.

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

SUMMARY OF OPERATING FACILITIES

         The following table reflects the Company's facilities at the end of the periods indicated:

                                                  June 30, 1999           December 31, 1998            June 30, 1998
                                                  -------------           -----------------            -------------
  Managed facilities...................                1,268                     1,190                      1,013
  Leased facilities....................                  436                       446                        359
                                                    --------                  --------                   --------
  Total facilities.....................                1,704                     1,636                      1,372
                                                    ========                  ========                   ========


         The Company's strategy is to add locations in core cities where a concentration of locations improves customer service levels and operating margins. In general, contracts added as set forth in the table above followed this strategy. The decline in the number of leased facilities in the first half of 1999 are the result of the conversion of 6 locations from leases to management contracts and the net loss of 4 other lease locations.

RESULTS OF OPERATIONS

         Gross customer collections consist of gross receipts collected at all leased and managed properties, including unconsolidated affiliates. Gross customer collections increased $72.4 million, or 27.2%, to $339.0 million in the second quarter of 1999 compared to $266.6 million in the second quarter of 1998. This increase is attributable to the addition of 332 locations during the period. Gross customer collections increased $216.4 million or 49.3% to $655.6 million in the first six months of 1999 compared to $439.2 million in the first six months of 1998. This increase is attributable $120.9 million to the combination with Standard and $95.5 million to the addition of other locations during the period.

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

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

Parking services revenue--leases. Lease revenue increased $10.0 million, or 24.6% to $50.6 million in the second quarter of 1999 as compared to $40.6 million in the second quarter of 1998. This resulted from the net addition of 77 leases through internal growth and acquisitions completed in 1998 and 1999. (See
Note 2 of the Notes to Condensed Consolidated Financial Statements.)

         Parking services revenue--management contracts. Management contract revenue increased $3.3 million, or 37.1%, to $12.2 million in the second quarter of 1999 as compared to $8.9 million in the second quarter of 1998. This resulted from the net addition of 255 management contracts through internal growth and other 1998 and 1999 acquisitions.

         Cost of parking services--leases. Cost of parking for leases increased $8.6 million, or 23.6%, to $44.9 million for the second quarter of 1999 from $36.3 million in the second quarter of 1998. This increase resulted from the addition of a net total of 77 new leases through internal growth and acquisitions. Gross margin for leases improved to 11.4% for the second quarter of 1999 compared to 10.6% for the second quarter of 1998.

         Cost of parking services--management contracts. Cost of parking for management contracts increased $1.7 million, or 67.9%, to $4.3 million for the second quarter of 1999 from $2.6 million in the second quarter of 1998. This increase resulted from the addition of a net total of 255 new contracts through internal growth and acquisitions. Gross margin for management contracts declined to 64.8% in the second quarter of 1999 compared to 71.3% for the second quarter of 1998. Most management contracts have no cost of parking services related to them as all costs are reimbursable to the Company. However, several contracts (primarily large airport properties and several urban locations), require the Company to pay for certain costs which are offset by larger management fees. The increase in cost of parking management contracts was related to the addition of several contracts of this type.

         General and administrative expenses. General and administrative expenses increased $1.6 million, or 27.3%, to $7.5 million for the second quarter of 1999 as compared to $5.9 million, for the second quarter of 1998. This increase resulted from costs associated with the acquired companies, inflation, and investment in the Company's infrastructure in anticipation of future growth.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         Parking services revenue-leases. Lease revenue increased $35.2 million, or 53.9% to $100.5 million for the first half of 1999 as compared to $65.3 million in the first half of 1998. This resulted from the net addition of 77 leases through internal growth and acquisitions completed in 1998 and 1999.

         Parking services revenue-management contracts. Management contract revenue increased $9.6 million, or 71.1% to $23.2 million for the first half of 1999 as compared to $13.6 million in the first half of 1998. This resulted from the net addition of 255 management contracts through internal growth and acquisitions completed in 1998.

         Cost of Parking services-leases. Cost of parking for leases increased $30.7 million, or 52.9% to $88.9 million for the first half of 1999 as compared to $58.2 million for the first half of 1998. Gross margin for leases improved to 11.6% for the first half of 1999 compared to 10.9% for the first half of 1998.

         Cost of Parking services-management contracts. Cost of parking for management contracts increased $3.4 million, of 69.7% to $8.2 million for the first half of 1999 as compared to $4.8 million for the first half of 1998. Gross margin for management contracts increased to 64.8% in the first half of 1999 compared to 64.5% for the first half of 1998.

         General and administrative expenses. General and administrative expenses increased $5.2 million, or 55.1%, to $14.5 million for the first half of 1999 as compared to $9.4 million for the first half of 1998. This increase resulted from costs associated with the acquired companies, inflation, and investment in the Company's infrastructure in anticipation of future growth. Partially offsetting these increases were acquisition related cost savings of $1.4 million realized in the first half of 1999.

         Restructuring and other unusual costs. The Company recorded $14.1 million of restructuring and other unusual costs in the first half of 1998 as compared to 0.4 million for the first half of 1999. These charges were incurred in connection with the combination with Standard and a thorough analysis of the costs associated with implementing the business plan of consolidating the Company's headquarters in Chicago and costs related to APCOA staff reductions. The Company recorded $0.3 million of incremental integration costs in the second quarter of 1999 relating primarily to actions to facilitate the accounting system consolidation and other support functions in connection with acquisitions.

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

                                                THREE MONTHS ENDED      SIX MONTHS ENDED
                                                -----------------------------------------
                                                JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,
                                                  1999       1998       1999       1998
                                                --------   --------   --------   --------
Gross customer collections ..................   $339,000   $266,600   $655,600   $516,100
                                                ========   ========   ========   ========

Parking services revenue:
     Lease contracts ........................   $ 50,648   $ 40,638   $100,525   $ 77,346
     Management contracts ...................     12,182      8,886     23,174     16,061
                                                --------   --------   --------   --------
                                                  62,830     49,524    123,699     93,407

Cost of parking services:
     Lease contracts ........................     44,873     36,317     88,892     69,341
     Management contracts ...................      4,282      2,550      8,162      4,811
                                                --------   --------   --------   --------
                                                  49,155     38,867     97,054     74,152
                                                --------   --------   --------   --------

Gross profit ................................     13,675     10,657     26,645     19,255

General and administrative expenses .........      7,510      5,901     14,516     11,379
                                                --------   --------   --------   --------
Operating income before depreciation,
     amortization and restructuring and other
     unusual costs ..........................   $  6,165   $  4,756   $ 12,129   $  7,876
                                                ========   ========   ========   ========



THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

Parking services revenue--leases. Lease revenue increased $10.0 million, or 24.6% to $50.6 million in the second quarter of 1999 as compared to $40.6 million in the second quarter of 1998. This resulted from the net addition of 77 leases through internal growth and acquisitions completed in 1998 and 1999. (See
Note 2 of the Notes to Condensed Consolidated Financial Statements.)

         Parking services revenue--management contracts. Management contract revenue increased $3.3 million, or 37.1%, to $12.2 million in the second quarter of 1999 as compared to $8.9 million in the second quarter of 1998. This resulted from the net addition of 255 management contracts through internal growth and other 1998 and 1999 acquisitions.

         Cost of parking services--leases. Cost of parking for leases increased $8.6 million, or 23.6%, to $44.9 million for the second quarter of 1999 from $36.3 million in the second quarter of 1998. This increase resulted from the addition of a net total of 77 new leases through internal growth and acquisitions. Gross margin for leases improved to 11.4% for the second quarter of 1999 compared to 10.6% for the second quarter of 1998.

         Cost of parking services--management contracts. Cost of parking for management contracts increased $1.7 million, or 67.9%, to $4.3 million for the second quarter of 1999 from $2.6 million in the second quarter of 1998. This increase resulted from the addition of a net total of 255 new contracts through internal growth and acquisitions. Gross margin for management contracts declined to 64.8% in the second quarter of 1999 compared to 71.3% for the second quarter of 1998. Most management contracts have no cost of parking services related to them as all costs are reimbursable to the Company. However, several contracts (primarily large airport properties and several urban locations), require the Company to pay for certain costs which are offset by larger management fees. The increase in cost of parking management contracts was related to the addition of several contracts of this type.

         General and administrative expenses. General and administrative expenses increased $1.6 million, or 27.3%, to $7.5 million for the second quarter of 1999 as compared to $5.9 million, for the second quarter of 1998. This increase resulted from costs associated with the acquired companies, inflation, and investment in the Company's infrastructure in anticipation of future growth.



SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         Parking services revenue--leases. Lease revenue increased $23.2 million, or 30.0%, to $100.5 million for the first half of 1999 as compared to $77.3 million in the first half of 1998. This resulted from the net addition of 77 leases through internal growth and acquisitions completed in 1998.

         Parking services revenue--management contracts. Management contract revenue increased $7.1 million, or 44.3%, to $23.2 million for the first half of 1999 as compared to $16.1 million in the first half of 1998. This resulted from the net addition of 255 management contracts through internal growth and acquisitions completed in 1998 and 1999.

         Cost of parking services--leases. Cost of parking for leases increased $19.6 million, or 28.2%, to $88.9 million for the first half of 1999 as compared to $69.3 million for the first half of 1998. Gross margin for leases improved to 11.6% for the first half of 1999 compared to 10.3% for the first half of 1998.

         Cost of parking services--management contracts. Cost of parking for management contracts increased $3.4 million, or 69.7% to $8.2 million for the first half of 1999 as compared to $4.8 million for the first half of 1998. Gross margin for management contracts declined to 64.8% in the first half of 1999 compared to 70.0% for the first half of 1998. Most management contracts have no cost of parking services related to them as all costs are reimbursable to the Company. However, several contracts (primarily large airport properties and several urban locations), require the Company to pay for certain costs which are offset by larger management fees. The increase in cost of parking management contracts was related to the addition of several contracts of this type.

         General and administrative expenses. General and administrative expenses increased $3.1 million, or 27.6%, to $14.5 million for the first half of 1999 as compared to $11.4 million, for the first half of 1998. This increase resulted from costs associated with the acquired companies, inflation, and investment in the Company's infrastructure in anticipation of future growth. Partially offsetting these increases were acquisition related costs savings of $1.2 million realized in the first half of 1999.

         Restructuring and other unusual costs. The Company recorded $14.1 million of restructuring and other unusual costs in 1998 as compared to 0.4 million for the first half of 1999. These charges were incurred in connection with the combination with Standard and a thorough analysis of the costs associated with implementing the business plan of consolidating the Company's headquarters in Chicago and costs related to APCOA staff reductions. The Company recorded $0.3 million of incremental integration costs in the second quarter of 1999 relating primarily to actions to facilitate the accounting system consolidation and other support functions in connection with acquisitions.

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

         The Company had cash and cash equivalents of $6.6 million at June 30, 1999 compared to $19.2 million at December 31, 1998.

         The Company's Senior Credit Facility ("the Facility") provides for borrowings of up to $40 million at variable rates based, at the Company's option, either on LIBOR, the overnight federal funds rate, or the bank's base rate. From time to time the Company utilizes the Facility to provide readily-accessible cash for working capital purposes. The Facility includes covenants that limit APCOA/Standard from incurring additional indebtedness, issuing preferred stock or paying dividends, and contains certain other restrictions. At June 30, 1999, borrowings against the Facility aggregated $10.7 million, and letters of credit outstanding against the Facility aggregated $1.3 million.

         The Company believes that cash flow from operating activities, existing cash and cash equivalents, and borrowings under the Facility will be adequate to meet the Company's short-term liquidity requirements prior to maturity of its long-term indebtedness, although no assurance can be provided in this regard.

If the Company identifies investment opportunities requiring cash in excess of the Company's operating cash flows and existing cash, the Company may borrow under the Facility or may seek additional sources of capital including the sale or issuance of common stock. The Company has in the past and expects in the future to pursue a strategy of growth through acquisition. On January 22, 1998, the Company acquired the assets of Dixie for $1.0 million in cash and notes aggregating $3.2 million. On May 1, 1998, the Company acquired the remaining 76% interest in Executive Parking Industries, LLC, through acquisition of its parent company for $7.0 million in cash. On June 1, 1998, the Company completed the acquisition of Century Parking and Sentry Parking for consideration consisting of $5.2 million in cash at closing and $1.0 million payable on the third anniversary of the closing date. In addition, on September 1, 1998, the Company acquired the capital stock of Virginia Parking Services Inc. for $2.7 million in cash including direct costs, and up to $1.3 million in notes. On April 1, 1999, the Company acquired the assets of Pacific Rim Parking, Inc. ("Pacific Rim") in Los Angeles for $0.8 million in cash and up to $0.8 million in non-interest bearing notes payable over five years. On May 1, 1999 the Company acquired various contracts of System Parking Inc. located in Atlanta for $250 in cash. Effective July 1, 1999 the Company acquired all of the outstanding stock of Universal Park Holdings Inc. ("Universal Park") operating under the names U-Park and Select Valet Parking in Vancouver B.C. for $1,130 plus a multiple of EBITDA on a future earnout as defined in the agreement. These acquisitions have been accounted for under the purchase method. The historical operating results of the businesses prior to acquisition were not material relative to the consolidated results of APCOA/Standard.

         The Company is currently in negotiations with respect to several possible additional acquisitions, none of which are "probable" as of the date hereof. There can be no assurance as to the Company's ability to effect future acquisitions, nor as to the affect any such acquisitions will have on the Company's operations, financial condition and profitability.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         Net cash used in operating activities totaled $14.9 million for the first half of 1999 compared to $10.5 million for the first half of 1998. Cash used during 1999 included $5.5 million for the purchase of an insurance tail policy to cover claims for all years prior to 1999 under APCOA's previous insurance program, $5.0 million for cash restructuring charges and increases in accounts receivable relating to acquired contracts and existing locations of $1.6 million.

Cash used in investing activities totaled $6.9 million for the first half of 1999 compared to $84.9 million for the first half of 1998. Cash used in the first half of 1999 included the acquisitions of the assets of Pacific Rim in Los Angeles for $750, various contracts of System Parking in Atlanta for $250, and the buy-out of a regional office lease in Los Angeles for $426. In addition, cash used in investing in the first half of 1999 included the furnishing and improvement of the Company's combined office space in Chicago, investment in management information system enhancements and capital investments to secure and/or extend leased facilities. Cash used in investing activities in the first half of 1998 included the acquisitions of Standard and Huger Parking Company, LLC d/b/a Dixie Parking ("Dixie"). In addition, the Company acquired the remaining 76% interest in Executive Parking Industries LLC, and the acquisition of the outstanding capital stock of Century Parking Inc. and Sentry Parking Corporation.

         Cash generated from financing activities totaled $9.2 million in the first half of 1999 compared to $133.5 million in the first half of 1998. The 1999 activity included $10.7 million in borrowings from the revolving Senior Credit Facility, partially offset by repayments on long-term borrowings of $1.5 million. The 1998 activity included $142.8 million of proceeds from the issuance of debt, $40.7 million of proceeds from the issuance of redeemable preferred stock, $41.9 million in debt repayments, and $8.0 million for the redemption of preferred stock.

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

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

         This quarterly report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, of 1933, as amended which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, the discussions of the Company's expectations concerning its future profitability, the discussion of the Company's strategic relationships, discussions about Year 2000 compliance plans, and the Company's operating and growth assumptions regarding certain matters, including anticipated cost savings, in preparation of the unaudited financial information. Investors are cautioned that forward-looking statements involve risks and uncertainties. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

PART I      FINANCIAL INFORMATION

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

       4.2          Form of New Note (included as Exhibit A to Exhibit 4.1).

       4.3          Form of New Note Guarantee (included as Exhibit D to Exhibit
                    4.1).

       4.4 Supplemental Indenture, dated as of January 12, 1999 by and among APCOA LaSalle Parking Company, LLC, the Company, and State Street Bank and Trust Company (incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10K filed for December 31, 1998).

       4.5 Supplemental Indenture, dated as of September 21, 1998, among Virginia Parking Service, Inc., the Company, and State Street Bank and Trust Company (incorporated by reference to
                    Exhibit 4.5 to the Company's Annual Report on Form 10K filed for December 31, 1998).

       4.6 Supplemental Indenture, dated as of July 6, 1998, among S&S Parking, Century Parking, Inc. and Sentry Parking Corporation, the Company, and State Street Bank and Trust Company (incorporated by reference to Exhibit 4.6 to the Registrants Annual Report on Form 10K filed for December 31,
                    1998).

       27.1         Financial Data Schedule.


       (b) Reports on Form 8-K

                    No current report on Form 8-K was filed by the Company during the quarter ended June 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                        APCOA/Standard Parking, Inc.
                                        (Registrant)



August 9, 1999
                                 By:          /s/ Myron C. Warshauer
                                     -----------------------------------------
                                               Myron C. Warshauer
                                             Chief Executive Officer




August 9, 1999
                                 By:         /s/ Michael J. Celebrezze
                                     -----------------------------------------
                                              Michael J. Celebrezze,
                                             Executive Vice President
                                            and Chief Financial Officer

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

       4.2          Form of New Note (included as Exhibit A to Exhibit 4.1).

       4.3          Form of New Note Guarantee (included as Exhibit D to Exhibit
                    4.1).

       4.4 Supplemental Indenture, dated as of January 12, 1999 by and among APCOA LaSalle Parking Company, LLC, the Company, and State Street Bank and Trust Company (incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10K filed for December 31, 1998).

       4.5 Supplemental Indenture, dated as of September 21, 1998, among Virginia Parking Service, Inc., the Company, and State Street Bank and Trust Company (incorporated by reference to
                    Exhibit 4.5 to the Company's Annual Report on Form 10K filed for December 31, 1998).

       4.6 Supplemental Indenture, dated as of July 6, 1998, among S&S Parking, Century Parking, Inc. and Sentry Parking Corporation, the Company, and State Street Bank and Trust Company (incorporated by reference to Exhibit 4.6 to the Registrants Annual Report on Form 10K filed for December 31,
                    1998).

       27.1         Financial Data Schedule.