Form 10-Q
period 1999-09-30
APCOA INC
filed 1999-11-15
CIK 1059262

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                Condensed Consolidated Balance Sheets as of September 30, 1999
                and December 31, 1998...............................................................................3

                Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 1999 and September 30, 1998..............................................4

                Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and September 30, 1998..............................................5

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

     Item 5.    Other Information..................................................................................20

     Item 6.    Exhibits and Reports on Form 8-K...................................................................20

Signatures.........................................................................................................21

Exhibits...........................................................................................................21

PART I          FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS


                          APCOA/STANDARD PARKING, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)


                                                                  SEPTEMBER 30, 1999        DECEMBER 31, 1998
                                                                  ------------------        -----------------
                                    ASSETS                            (UNAUDITED)               (SEE NOTE)
Current assets:
   Cash and cash equivalents ....................................     $   6,887                 $  19,183
   Notes and accounts receivable, net ...........................        36,969                    32,639
   Prepaid expenses and supplies ................................         1,766                     2,806
                                                                      ---------                 ---------
Total current assets ............................................        45,622                    54,628

Leaseholds and equipment, net ...................................        34,309                    27,618
Advances and deposits ...........................................         2,635                     3,318
Cost in excess of net assets acquired ...........................       108,686                   108,741
Intangible and other assets .....................................        15,788                    17,943
Due from affiliates .............................................         6,824                     4,521
                                                                      ---------                 ---------

   Total assets .................................................     $ 213,864                 $ 216,769
                                                                      =========                 =========

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable .............................................     $  15,377                 $  18,184
   Accrued and other current liabilities ........................        26,171                    43,624
   Current portion of long-term borrowings ......................         1,201                     1,939
                                                                      ---------                 ---------
Total current liabilities .......................................        42,749                    63,747

Long-term borrowings, excluding current portion .................       167,972                   147,492
Other long-term liabilities .....................................        11,123                    11,675

Redeemable preferred stock ......................................        47,951                    44,174
Common stock subject to put/call rights;
   5.01 shares issued and outstanding ...........................         4,589                     4,589

Stockholders' deficit:
Common stock, par value $1.00 per share; 1,000 shares authorized;
   26.3 shares issued and outstanding ...........................             1                         1
Additional paid-in capital ......................................        11,422                    11,422
Accumulated deficit .............................................       (71,943)                  (66,331)
                                                                      ---------                 ---------
Total stockholders' deficit .....................................       (60,520)                  (54,908)
                                                                      ---------                 ---------

   Total liabilities and stockholders' deficit ..................     $ 213,864                 $ 216,769
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

                          APCOA/STANDARD PARKING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (IN THOUSANDS, UNAUDITED)

                                                    THREE MONTHS ENDED                              NINE MONTHS ENDED
                                        ------------------------------------------      -----------------------------------------
                                        SEPTEMBER 30, 1999      SEPTEMBER 30, 1998      SEPTEMBER 30, 1999     SEPTEMBER 30, 1998
                                        ------------------      ------------------      ------------------     ------------------
Gross customer collections ..........        $ 356,500               $ 284,000               $1,012,100             $ 723,200
                                             =========               =========               =========              =========

Parking services revenue:
    Lease contracts .................        $  46,841               $  45,426               $ 147,366              $ 110,727
    Management contracts ............           13,435                  10,532                  36,609                 24,079
                                             ---------               ---------               ---------              ---------
                                                60,276                  55,958                 183,975                134,806
Cost of parking services:
    Lease contracts .................           40,523                  40,294                 129,415                 98,446
    Management contracts ............            5,018                   3,473                  13,180                  8,284
                                             ---------               ---------               ---------              ---------
                                                45,541                  43,767                 142,595                106,730
                                             ---------               ---------               ---------              ---------

Gross profit ........................           14,735                  12,191                  41,380                 28,076

General and administrative expenses..            8,580                   7,302                  23,096                 16,663
Restructuring and other unusual costs              955                      --                   1,365                 14,100
Depreciation and amortization .......            2,284                   1,948                   6,434                  4,919
                                             ---------               ---------               ---------              ---------

Operating income (loss) .............            2,916                   2,941                  10,485                 (7,606)

Interest expense (income):
    Interest expense ................            4,048                   3,769                  12,030                  8,576
    Interest income .................             (270)                   (478)                   (593)                (1,264)
                                             ---------               ---------               ---------              ---------
                                                 3,778                   3,291                  11,437                  7,312
                                             ---------               ---------               ---------              ---------


Loss before minority interest, income
    taxes and extraordinary item ....             (862)                   (350)                   (952)               (14,918)

Minority interest ...................              102                     144                     359                    395
Income tax expense ..................              241                     185                     524                    245
                                             ---------               ---------               ---------              ---------

Loss before extraordinary item ......           (1,205)                   (679)                 (1,835)               (15,558)
Extraordinary item ..................               --                      --                      --                  2,816
                                             ---------               ---------               ---------              ---------

Net loss ............................           (1,205)                   (679)                 (1,835)               (18,374)
Preferred stock dividends ...........           (1,294)                 (1,158)                 (3,777)                (2,346)
                                             ---------               ---------               ---------              ---------

Net loss available for common
    stockholders ....................        $  (2,499)              $  (1,837)              $  (5,612)             $ (20,720)
                                             =========               =========               =========              =========


            See Notes to Condensed Consolidated Financial Statements.

                          APCOA/STANDARD PARKING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)




                                                                          NINE MONTHS ENDED
                                                           -----------------------------------------------
                                                           SEPTEMBER 30, 1999           SEPTEMBER 30, 1998
                                                           ------------------           ------------------
OPERATING ACTIVITIES:
Net loss .............................................         $  (1,835)                   $ (18,374)
Adjustments to reconcile net loss to net cash
used in operations:
   Depreciation and amortization .....................             6,434                        4,919
   Provision for impairment of assets ................                --                        2,400
   Change in operating assets and liabilities, net of
     acquisitions ....................................           (25,428)                     (10,114)
                                                               ---------                    ---------
Net cash used in operating activities ................           (20,829)                     (21,169)


INVESTING ACTIVITIES:
Businesses acquired, net of cash, and including direct
   acquisition costs .................................            (3,104)                     (87,648)
Purchase of leaseholds and equipment .................            (6,996)                      (4,275)
Purchase of leaseholds and equipment by joint ventures              (303)                        (299)
Increase in other assets .............................                --                       (5,073)
                                                               ---------                    ---------
Net cash used in investing activities ................           (10,403)                     (97,295)


FINANCING ACTIVITIES:
Proceeds from long-term borrowings ...................            20,550                      149,456
Payments on long-term borrowings .....................            (1,284)                     (41,801)
Payments on joint venture borrowings .................              (330)                        (400)
Payments of debt issuance costs ......................                --                       (6,180)
Proceeds from issuance of preferred stock ............                --                       40,683
Redemption of redeemable preferred stock .............                --                       (8,000)
                                                               ---------                    ---------
Net cash provided by financing activities ............            18,936                      133,758


Increase (decrease) in cash and cash equivalents .....           (12,296)                      15,294
Cash and cash equivalents at beginning of period .....            19,183                        3,322
                                                               ---------                    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........         $   6,887                    $  18,616
                                                               =========                    =========


SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
   Interest ..........................................         $  13,557                    $   8,619
   Taxes .............................................               487                          219



            See Notes to Condensed Consolidated Financial Statements.

                          APCOA/STANDARD PARKING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                            (IN THOUSANDS, UNAUDITED)

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

         In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the financial position and results of operations have been included. Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that might be expected for the year ending December 31, 1999. The financial statements presented in this Report should be read in conjunction with the consolidated financial statements and footnotes thereto included in APCOA/Standard's 1998 Form 10-K filed March 31, 1999.

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

         The following unaudited pro forma results of operations for the nine-month period ended September 30, 1998 assume the acquisition of Standard occurred at the beginning of the period presented:


                                                         NINE MONTHS ENDED
                                                         SEPTEMBER 30, 1998
                                                         ------------------
               Net revenue ............................      $ 149,365
               Loss before extraordinary item .........        (15,647)


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

         On April 1, 1999, the Company acquired the assets of Pacific Rim Parking, Inc. ("Pacific Rim") in Los Angeles for $750 in cash and up to $750 in non-interest bearing notes payable over five years. On May 1, 1999 the Company acquired various contracts of System Parking Inc. in Atlanta for $250 in cash. Effective as of July 1, 1999 the Company acquired all of the outstanding stock of Universal Park Holdings Inc., operating under the names U-Park and Select Valet Parking, in Vancouver B.C. for $1,130 plus a multiple of EBITDA on a future earnout as defined in the agreement. These acquisitions have been accounted for under the purchase method. The historical operating results of the businesses prior to acquisition were not material relative to the consolidated results of APCOA/Standard.

3.    RESTRUCTURING AND OTHER UNUSUAL COSTS

         In conjunction with the March 1998 acquisition of Standard (See Note
2), the Company adopted a business plan which included consolidating the Company's headquarters in Chicago and company staff reductions. Through September 30, 1999, restructuring and other unusual costs aggregating $19,415 have been recorded in connection with the implementation of this plan. Of the $16,740 cash component of this total, $16,437 has been disbursed through September 30, 1999, and it is expected that the remainder will be disbursed by the end of 1999.

         Included in "Restructuring and other unusual costs" in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 1999 and 1998 are the following:

                                                                            NINE MONTHS ENDED
                                                             ------------------------------------------------
                                                             SEPTEMBER 30, 1999            SEPTEMBER 30, 1998
                                                             ------------------            ------------------
Employee severance costs .................................        $    --                       $ 5,400
Employee relocation costs ................................             --                         5,000
Impairment of assets that will no longer be used
   (non-cash expenses) ...................................             --                         2,400
Increase in insurance reserves ...........................             --                         1,000
Incremental integration costs and other ..................          1,365                           300
                                                                  -------                       -------
                                                                  $ 1,365                       $14,100
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

         In March of 1998, the Company entered into a $40,000 revolving Senior Credit Facility (the "Facility") with a group of banks. Rates of interest on borrowings against the Facility are indexed to certain key variable rates. At September 30, 1999, borrowings under the Facility aggregated $20,550 and there were letters of credit outstanding against this Facility of $1,250.

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

5.    SUBSIDIARY GUARANTORS

         All of the Company's direct or indirect wholly owned domestic subsidiaries, including Standard, other than inactive subsidiaries, fully, unconditionally, jointly and severally guarantee the Senior Subordinated Notes. Separate financial statements of the guarantor subsidiaries are not separately presented because, in the opinion of management, such financial statements are not material to investors. The non-guarantor subsidiaries include joint ventures, wholly owned subsidiaries of the Company organized under the laws of foreign jurisdictions and inactive subsidiaries, all of which are included in the Condensed Consolidated Financial Statements. The following is summarized combining financial information for the Company, the guarantor subsidiaries of the Company and the non-guarantor subsidiaries of the Company:

                                                              APCOA/    GUARANTOR      NON-GUARANTOR
                                                             STANDARD   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS      TOTAL
                                                             --------   ------------   ------------    ------------      -----
BALANCE SHEET DATA:
-------------------
SEPTEMBER 30, 1999
   Cash and cash equivalents ............................   $   3,026    $   3,598       $     263      $      --    $   6,887
   Notes and accounts receivable ........................      24,101        8,997           3,871             --       36,969
   Current assets .......................................      27,441       13,672           4,509             --       45,622
   Leaseholds and equipment, net ........................      17,221       12,069           5,019             --       34,309
   Cost in excess of net assets acquired, net ...........      18,591       89,304             791             --      108,686
   Investment in subsidiaries ...........................     110,336           --              --       (110,336)          --
   Total assets .........................................     191,314      121,246          11,640       (110,336)     213,864
   Accounts payable .....................................      12,204          931           2,242             --       15,377
   Current liabilities ..................................      28,383        6,962           7,404             --       42,749
   Long-term borrowings, excluding current portion ......     163,159          661           4,152             --      167,972
   Redeemable preferred stock ...........................      47,951           --              --             --       47,951
   Common stock subject to put/call rights ..............       4,589           --              --             --        4,589
   Total stockholders' equity (deficit) .................     (61,308)     111,531            (407)      (110,336)     (60,520)
   Total liabilities and stockholders' equity (deficit) .     191,314      121,246          11,640       (110,336)     213,864
DECEMBER 31, 1998
   Cash and cash equivalents ............................   $  10,784    $   7,177       $   1,222      $      --    $  19,183
   Notes and accounts receivable ........................      27,406        3,657           1,576             --       32,639
   Current assets .......................................      38,886       11,968           3,774             --       54,628
   Leaseholds and equipment, net ........................      12,129       10,086           5,403             --       27,618
   Cost in excess of net assets acquired, net ...........      18,966       88,961             814             --      108,741
   Investment in subsidiaries ...........................     107,293           --              --       (107,293)          --
   Total assets .........................................     193,411      118,881          11,770       (107,293)     216,769
   Accounts payable .....................................      11,235        6,390             559             --       18,184
   Current liabilities ..................................      40,757       16,022           6,968             --       63,747
   Long-term borrowings, excluding current portion ......     142,716          277           4,499             --      147,492
   Redeemable preferred stock ...........................      44,174           --              --             --       44,174
   Common stock subject to put/call rights ..............       4,589           --              --             --        4,589
   Total stockholders' equity (deficit) .................     (48,710)     101,544            (449)      (107,293)     (54,908)
   Total liabilities and stockholders' equity (deficit) .     193,411      118,881          11,770       (107,293)     216,769

INCOME STATEMENT DATA:
----------------------
THREE MONTHS ENDED SEPTEMBER 30, 1999
   Parking Revenue ......................................   $  27,184    $  24,682       $   8,410      $      --    $  60,276
   Gross profit .........................................       7,011        6,494           1,230             --       14,735
   Restructuring and other unusual costs ................         955           --              --             --          955
   Depreciation and amortization ........................       1,061          980             243             --        2,284
   Operating income .....................................       1,991          253             672             --        2,916
   Interest expense, net ................................       3,671          (25)            132             --        3,778
   Equity in earnings of subsidiaries ...................         660           --              --           (660)          --
   Net income (loss) ....................................      (1,205)         279             381           (660)      (1,205)
THREE MONTHS ENDED SEPTEMBER 30, 1998
   Parking Revenue ......................................   $  22,341    $  25,456       $   8,161      $      --    $  55,958
   Gross profit .........................................       5,279        6,649             263             --       12,191
   Depreciation and amortization ........................         857          841             250             --        1,948
   Operating income (loss) ..............................         181        3,334            (574)            --        2,941
   Interest expense, net ................................       3,139           (1)            153             --        3,291
   Equity in earnings of subsidiaries ...................      (2,510)          --              --          2,510           --
   Net income (loss) ....................................        (679)       3,330            (820)        (2,510)        (679)
NINE MONTHS ENDED SEPTEMBER 30, 1999
   Parking Revenue ......................................   $  78,826    $  75,098       $  30,051      $      --    $ 183,975
   Gross profit .........................................      19,349       18,222           3,809             --       41,380
   Restructuring and other unusual costs ................       1,365           --              --             --        1,365
   Depreciation and amortization ........................       3,274        2,398             762             --        6,434
   Operating income .....................................       6,621        1,664           2,200             --       10,485
   Interest expense, net ................................      11,053          (26)            410             --       11,437
   Equity in earnings of subsidiaries ...................       2,997           --              --         (2,997)          --
   Net income (loss) ....................................      (1,835)       1,690           1,307         (2,997)      (1,835)
NINE MONTHS ENDED SEPTEMBER 30, 1998
   Parking Revenue ......................................   $  61,156    $  45,919       $  27,731      $      --    $ 134,806
   Gross profit .........................................      13,970       12,089           2,017             --       28,076
   Depreciation and amortization ........................       2,457        1,681             781             --        4,919
   Restructuring and other unusual costs ................      14,100           --              --             --       14,100
   Operating income (loss) ..............................     (13,787)       6,358            (177)            --       (7,606)

   Interest expense, net ................................       6,843          (11)            480             --        7,312
   Equity in earnings of subsidiaries ...................      (5,365)          --              --          5,365           --
   Net income (loss) ....................................     (18,375)       6,364            (998)        (5,365)     (18,374)

STATEMENT OF CASH FLOW DATA:
----------------------------
NINE MONTHS ENDED SEPTEMBER 30, 1999
   Net cash used in operating activities ................   $ (17,645)   $  (2,528)      $    (656)     $      --    $ (20,829)
   Investing activities:
     Purchase of leaseholds and equipment ...............      (5,945)      (1,051)             --             --       (6,996)
     Purchase of leaseholds and equipment by joint
     ventures ...........................................          --           --            (303)            --         (303)
     Businesses acquired ................................      (3,104)          --              --             --       (3,104)

   Net cash used in investing activities ................      (9,049)      (1,051)           (303)            --      (10,403)
   Financing activities:
     Proceeds from long-term borrowings .................      20,550           --              --             --       20,550
     Payments on long-term borrowings ...................      (1,614)          --              --             --       (1,614)

   Net cash provided by financing activities ............      18,936           --              --             --       18,936

NINE MONTHS ENDED SEPTEMBER 30, 1998
   Net cash provided by (used in) operating activities ..   $ (24,031)   $   2,140       $     722      $      --    $ (21,169)
   Investing activities:
     Purchase of leaseholds and equipment ...............      (2,902)      (1,373)             --             --       (4,275)
     Purchase of leaseholds and equipment by joint
     ventures ...........................................          --           --            (299)            --         (299)
     Businesses acquired ................................     (92,097)       4,449              --             --      (87,648)
     Other ..............................................      (5,073)          --              --             --       (5,073)
   Net cash provided by (used in) investing activities ..    (100,072)       3,076            (299)            --      (97,295)
   Financing activities:
     Proceeds from long-term borrowings .................     149,456           --              --             --      149,456
     Payments on long-term borrowings ...................     (41,801)          --              --             --      (41,801)
     Payments on debt issuance costs ....................      (6,180)          --              --             --       (6,180)
     Payments on joint venture debt .....................          --           --            (400)            --         (400)
     Proceeds from issuance of preferred stock ..........      40,683           --              --             --       40,683
     Redemption of redeemable preferred stock ...........      (8,000)          --              --             --       (8,000)
   Net cash provided by (used in) financing activities ..     134,158           --            (400)            --      133,758


6.    SUBSEQUENT EVENTS

         As of November 12, 1999, the Company obtained an Amendment to its Senior Credit Facility for purposes of funding future acquisitions. The principal changes to the facility provide for additional borrowings of $15 million, thereby increasing the borrowings under the facility to $55 million, with the potential to add $10 million of additional capacity at a later date, and the revision of certain financial covenants and ratios.

PART I       FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         APCOA/Standard Parking, Inc. ("APCOA/Standard" or "the Company") operates in a single reportable segment operating parking facilities under two types of arrangements: management contracts and leases. Under a management contract, APCOA/Standard typically receives a base monthly fee for managing the property, and may also receive an incentive fee based on the achievement of facility revenues above a base amount. In some instances, APCOA/Standard also receives certain fees for ancillary services. Typically, all of the underlying revenues, expenses and capital expenditures under a management contract flow through to the property owner, not to APCOA/Standard. Under lease arrangements, APCOA/Standard generally pays to the property owner either a fixed annual rental, a percentage of gross customer collections or a combination thereof. APCOA/Standard collects all revenues under lease arrangements and is responsible for most operating expenses, but it is typically not responsible for major maintenance or capital expenditures. As of September 30, 1999, APCOA/Standard operated approximately 76% of its 1,833 parking facilities under management contracts and approximately 24% under leases.

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

SUMMARY OF OPERATING FACILITIES

         The following table reflects the Company's facilities at the end of the periods indicated:

                                                September 30, 1999         December 31, 1998         September 30, 1998
                                                ------------------         -----------------         ------------------
Managed facilities.....................                 1,399                     1,190                      1,046
Leased facilities......................                   434                       446                        411
                                                    ---------                  --------                   --------
Total facilities.......................                 1,833                     1,636                      1,457
                                                    =========                  ========                   ========


         The Company's strategy is to add locations in core cities where a concentration of locations improves customer service levels and operating margins. In general, contracts added as set forth in the table above followed this strategy. The decline in the number of leased facilities through nine months of 1999 are the result of the conversion of 6 locations from leases to management contracts and the net loss of 6 other lease locations.

RESULTS OF OPERATIONS

         Gross customer collections consist of gross receipts collected at all leased and managed properties, including unconsolidated affiliates. Gross customer collections increased $72.5 million, or 25.5%, to $356.5 million in the third quarter of 1999 compared to $284.0 million in the third quarter of 1998. This increase is attributable to the addition of 376 locations during the period. Gross customer collections increased $288.9 million or 39.9% to $1,012.1 million in the first nine months of 1999 compared to $723.2 million in the first nine months of 1998. This increase is attributable $120.9 million to the combination with Standard and $168.0 million to the addition of other locations during the period.

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

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

         Parking services revenue--leases. Lease revenue increased $1.4 million, or 3.1% to $46.8 million in the third quarter of 1999 as compared to $45.4 million in the third quarter of 1998. This resulted from the net addition of 23 leases through internal growth and acquisitions completed in 1998 and 1999. (See
Note 2 of the Notes to Condensed Consolidated Financial Statements.)

         Parking services revenue--management contracts. Management contract revenue increased $2.9 million, or 27.6%, to $13.4 million in the third quarter of 1999 as compared to $10.5 million in the third quarter of 1998. This resulted from the net addition of 353 management contracts through internal growth and other 1998 and 1999 acquisitions.

         Cost of parking services--leases. Cost of parking for leases increased $0.2 million, or 0.6%, to $40.5 million for the third quarter of 1999 from $40.3 million in the third quarter of 1998. This increase resulted from the addition of a net total of 23 new leases through internal growth and acquisitions. Gross margin for leases improved to 13.5% for the third quarter of 1999 compared to 11.3% for the third quarter of 1998.

         Cost of parking services--management contracts. Cost of parking for management contracts increased $1.5 million, or 44.5%, to $5.0 million for the third quarter of 1999 from $3.5 million in the third quarter of 1998. This increase resulted from the addition of a net total of 353 new contracts through internal growth and acquisitions. Gross margin for management contracts declined to 62.6% in the third quarter of 1999 compared to 67.0% for the third quarter of 1998. Most management contracts have no cost of parking services related to them as all costs are reimbursable to the Company. However, several contracts (primarily large airport properties and several urban locations), require the Company to pay for certain costs which are offset by larger management fees. The increase in cost of parking management contracts was related to the addition of several contracts of this type.

         General and administrative expenses. General and administrative expenses increased $1.3 million, or 17.5%, to $8.6 million for the third quarter of 1999 as compared to $7.3 million, for the third quarter of 1998. This increase resulted from costs associated with the acquired companies, inflation, and investment in the Company's infrastructure in anticipation of future growth.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         Parking services revenue-leases. Lease revenue increased $36.6 million, or 33.1% to $147.4 million for the first nine months of 1999 as compared to $110.7 million in the first nine months of 1998. This resulted from the net addition of 23 leases through internal growth and acquisitions completed in 1998 and 1999.

         Parking services revenue-management contracts. Management contract revenue increased $12.5 million, or 52.0% to $36.6 million for the first nine months of 1999 as compared to $24.1 million in the first nine months of 1998. This resulted from the net addition of 353 management contracts through internal growth and acquisitions completed in 1998 and 1999.

         Cost of Parking services-leases. Cost of parking for leases increased $31.0 million, or 31.5% to $129.4 million for the first nine months of 1999 as compared to $98.4 million for the first nine months of 1998. Gross margin for leases improved to 12.2% for the first nine months of 1999 compared to 11.1% for the first nine months of 1998.

         Cost of Parking services-management contracts. Cost of parking for management contracts increased $4.9 million, of 59.1% to $13.2 million for the first nine months of 1999 as compared to $8.3 million for the first nine months of 1998. Gross margin for management contracts decreased to 64.0% in the first nine months of 1999 compared to 65.6% for the first nine months of 1998.

         General and administrative expenses. General and administrative expenses increased $6.4 million, or 38.6%, to $23.1 million for the first nine months of 1999 as compared to $16.7 million for the first nine months of 1998. This increase resulted from costs associated with the acquired companies, inflation, and investment in the Company's infrastructure in anticipation of future growth. Partially offsetting these increases were acquisition related cost savings of $1.4 million realized in the first nine months of 1999.

         Restructuring and other unusual costs. The Company recorded $1.4 million of restructuring and other unusual costs in the first nine months of 1999 as compared to $14.1 million for the first nine months of 1998. These charges were incurred in connection with the combination with Standard and a thorough analysis of the costs associated with implementing the business plan of consolidating the Company's headquarters in Chicago and costs related to APCOA staff reductions. The Company recorded $1.0 million of incremental integration costs in the third quarter of 1999 relating primarily to actions to facilitate the accounting system consolidation and other support functions in connection with acquisitions.

COMPARISON OF RESULTS OF OPERATIONS ON A COMBINED BASIS

         The following supplementary information is provided to enhance the analysis of results of operations. The results presented below represent the combined historical results of APCOA and Standard for the period presented, without pro forma adjustments for the impact of the acquisition of Standard. These combined results do not purport to represent what the actual results would have been if the acquisition had occurred at the beginning of 1998.

                                               SEPTEMBER 30,     SEPTEMBER 30,
                                                   1999              1998
                                               -------------     -------------


Gross customer collections ..................   $1,012,100          $800,100
                                                ==========          ========

Parking services revenue:
     Lease contracts ........................   $  147,366          $122,772
     Management contracts ...................       36,609            26,593
                                                ----------          --------
                                                   183,975           149,365

Cost of parking services:
     Lease contracts ........................      129,415           109,635
     Management contracts ...................       13,180             8,284
                                                ----------          --------
                                                   142,595           117,919
                                                ----------          --------

Gross profit ................................       41,380            31,446

General and administrative expenses .........       23,096            18,681
                                                ----------          --------
Operating income before depreciation,
     amortization and other unusual costs....   $   18,284          $ 12,765
                                                ==========          ========


NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         Parking services revenue--leases. Lease revenue increased $24.6 million, or 20.0%, to $147.4 million for the first nine months of 1999 as compared to $122.8 million in the first nine months of 1998. This resulted from the net addition of 23 leases through internal growth and acquisitions completed in 1998.

         Parking services revenue--management contracts. Management contract revenue increased $10.0 million, or 37.7%, to $36.6 million for the first nine months of 1999 as compared to $26.6 million in the first nine months of 1998. This resulted from the net addition of 353 management contracts through internal growth and acquisitions completed in 1998 and 1999.

         Cost of parking services--leases. Cost of parking for leases increased $19.8 million, or 18.0% to $129.4 million for the first nine months of 1999 as compared to $109.6 million for the first nine months of 1998. Gross margin for leases improved to 12.2% for the first nine months of 1999 compared to 10.7% for the first nine months of 1998.

         Cost of parking services--management contracts. Cost of parking for management contracts increased $4.9 million, or 59.1% to $13.2 million for the first nine months of 1999 as compared to $8.3 million for the first nine months of 1998. Gross margin for management contracts declined to 64.0% in the first nine months of 1999 compared to 68.8% for the first nine months of 1998. Most management contracts have no cost of parking services related to them as all costs are reimbursable to the Company. However, several contracts (primarily large airport properties and several urban locations), require the Company to pay for certain costs which are offset by larger management fees. The increase in cost of parking management contracts was related to the addition of several contracts of this type.

         General and administrative expenses. General and administrative expenses increased $4.4 million, or 23.6%, to $23.1 million for the first nine months of 1999 as compared to $18.7 million, for the first nine months of 1998. This increase resulted from costs associated with the acquired companies, inflation, and investment in the Company's infrastructure in anticipation of future growth. Partially offsetting these increases were acquisition related costs savings of $1.2 million realized in the first nine months of 1999.

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

         The Company had cash and cash equivalents of $6.9 million at September 30, 1999 compared to $19.2 million at December 31, 1998.

         The Company's Senior Credit Facility ("the Facility") provides for borrowings of up to $55 million at variable rates based, at the Company's option, either on LIBOR, the overnight federal funds rate, or the bank's base rate. From time to time the Company utilizes the Facility to provide readily-accessible cash for working capital purposes. The Facility includes covenants that limit APCOA/Standard from incurring additional indebtedness, issuing preferred stock or paying dividends, and contains certain other restrictions. At September 30, 1999, borrowings against the Facility aggregated $20.6 million, and letters of credit outstanding against the Facility aggregated $1.3 million.

         The Company believes that cash flow from operating activities, existing cash and cash equivalents, and borrowings under the Facility will be adequate to meet the Company's short-term liquidity requirements prior to maturity of its long-term indebtedness, although no assurance can be provided in this regard.

         If the Company identifies investment opportunities requiring cash in excess of the Company's operating cash flows and existing cash, the Company may borrow under the Facility or may seek additional sources of capital including the sale or issuance of common stock. The Company has in the past and expects in the future to pursue a strategy of growth through acquisition. On January 22, 1998, the Company acquired the assets of Dixie for $1.0 million in cash and notes aggregating $3.2 million. On May 1, 1998, the Company acquired the remaining 76% interest in Executive Parking Industries, LLC, through acquisition of its parent company for $7.0 million in cash. On June 1, 1998, the Company completed the acquisition of Century Parking and Sentry Parking for consideration consisting of $5.2 million in cash at closing and $1.0 million payable on the third anniversary of the closing date. In addition, on September 1, 1998, the Company acquired the capital stock of Virginia Parking Services Inc. for $2.7 million in cash including direct costs, and up to $1.3 million in notes. On April 1, 1999, the Company acquired the assets of Pacific Rim Parking, Inc. ("Pacific Rim") in Los Angeles for $0.8 million in cash and up to $0.8 million in non-interest bearing notes payable over five years. On May 1, 1999 the company acquired various contracts of System Parking Inc. located in Atlanta for $250 in cash. Effective July 1, 1999 the company acquired all of the outstanding stock of Universal Park Holdings Inc. ("Universal Park") operating under the names U-Park and Select Valet Parking in Vancouver B.C. for $1.2 million plus a multiple of EBITDA on a future earnout as defined in the agreement. These acquisitions have been accounted for under the purchase method. The historical operating results of the businesses prior to acquisition were not material relative to the consolidated results of APCOA/Standard.

         The Company is currently in negotiations with respect to several possible additional acquisitions, as of the date hereof, the historical operating results of which are not material relative to the consolidated operating results of APCOA/Standard. There can be no assurance as to the Company's ability to effect these or other future acquisitions, nor as to the affect any such acquisitions will have on the Company's operations, financial condition and profitability.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         Net cash used in operating activities totaled $20.8 million for the first nine months of 1999 compared to $21.2 million for the first nine months of 1998. Cash used during 1999 included $5.5 million for the purchase of an insurance tail policy to cover claims for all years prior to 1999 under APCOA's previous insurance program, $4.0 million for cash restructuring charges, increases in accounts receivable relating to acquired contracts and existing locations of $4.3 million and decreases in accounts payable of $2.8 million.

         Cash used in investing activities totaled $10.4 million for the first nine months of 1999 compared to $97.3 million for the first nine months of 1998. Cash used in the first nine months of 1999 included the acquisitions of the assets of Pacific Rim in Los Angeles for $750, various contracts of System Parking in Atlanta for $250, the outstanding stock of Universal Park Holdings, Inc. in Vancouver, B.C. for $1,220 and the buy-out of a lease in Los Angeles for $426. In addition, cash used in investing in the first nine months of 1999 included the furnishing and improvement of the Company's combined office space in Chicago, investment in management information system enhancements and capital investments to secure and/or extend leased facilities. Cash used in investing activities in the first nine months of 1998 included the acquisitions of Standard and Huger Parking Company, LLC d/b/a Dixie Parking ("Dixie"). In addition, the Company acquired the remaining 76% interest in Executive Parking Industries LLC, and the acquisition of the outstanding capital stock of Century Parking Inc. and Sentry Parking Corporation.

         Cash generated from financing activities totaled $18.9 million in the first nine months of 1999 compared to $133.8 million in the first nine months of 1998. The 1999 activity included $20.6 million in borrowings from the revolving Senior Credit Facility, partially offset by repayments on long-term borrowings of $1.6 million. The 1998 activity included $143.3 million of proceeds from the issuance of debt, $40.7 million of proceeds from the issuance of redeemable preferred stock, $42.2 million in debt repayments, and $8.0 million for the redemption of preferred stock.

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

         The core business applications and technical infrastructure that will continue in use when the integration is completed have been tested and are believed to be Year 2000 compliant. The Company has not, however, evaluated the degree of compliance of the various systems that will be discontinued. The Company has substantially completed its planned integration and therefore believes the impact of discontinued systems would not be material.

         The Company has no material systems that interface directly with those of third parties. The Company does, however, rely on certain third party vendors for routine transaction processing such as the clearing of checks and payment of certain payroll. The Company is monitoring the degree of compliance of these vendors, and those who were unable to provide assurance of compliance have been replaced. The Company anticipates no difficulty in locating appropriate replacement vendors should it become necessary, and the impact to the Company is not expected to be material.

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

         The Company and note 6 has a $55 million revolving variable rate Senior Credit Facility (see Note 4 and Note 6 of the Notes to the Condensed Consolidated Financial Statements). Interest expense on such borrowing is sensitive to changes in the market rate of interest. If the Company were to borrow the entire $55 million available under the Facility, a 1% increase in the average market rate would result in an increase in the Company's annual interest expense of $0.6 million.

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

PART II        OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

         The Company is subject to various claims and legal proceedings which consist principally of lease and contract disputes and includes litigation with The County of Wayne relating to the management of parking lots at the Detroit Metropolitan Airport. These claims and legal proceedings are considered ordinary, routine, and incidental to the Company's business, and in the opinion of management, the ultimate liability with respect these proceedings and claims will not materially affect the financial position, operations, or liquidity of the Company.

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

         4.2         Form of New Note (included as Exhibit A to Exhibit 4.1).

         4.3         Form of New Note Guarantee (included as Exhibit D to
                     Exhibit 4.1).

         4.4 Supplemental Indenture, dated as of January 12, 1999 by and among APCOA LaSalle Parking Company, LLC, the Company, and State Street Bank and Trust Company (incorporated by reference to Exhibit 4.4, to the Registrants Annual Report on Form 10K filed for December 31, 1998).

         4.5 Supplemental Indenture, dated as of September 21, 1998, among Virginia Parking Service, Inc., the Company, and State Street Bank and Trust Company (incorporated by reference to Exhibit 4.5, to the Registrants Annual Report on Form 10K filed for December 31, 1998).

         4.6 Supplemental Indenture, dated as of July 6, 1998, among S&S Parking, Century Parking, Inc. and Sentry Parking Corporation, the Company, and State Street Bank and Trust Company (incorporated by reference to Exhibit 4.6, to the Registrants Annual Report on Form 10K filed for December 31, 1998).

         4.7 First amendment to the senior credit facility dated November 12, 1999 by and among the Company, the Lenders, and Bank One NA. as agent for the lenders.

         27.1        Financial Data Schedule.


         (b) Reports on Form 8-K

                     No current report on Form 8-K was filed by the Company during the quarter ended September 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                      APCOA/Standard Parking, Inc.
                                      (Registrant)



November 15, 1999
                           By:             Myron C. Warshauer
                              -----------------------------------------
                                           Myron C. Warshauer
                                         Chief Executive Officer




November 15, 1999
                           By:           Michael J. Celebrezze
                              -----------------------------------------
                                         Michael J. Celebrezze,
                                        Executive Vice President
                                       and Chief Financial Officer

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

4.2            Form of New Note (included as Exhibit A to Exhibit 4.1).

4.3            Form of New Note Guarantee (included as Exhibit D to Exhibit
               4.1).

4.4 Supplemental Indenture, dated as of January 12, 1999 by and among APCOA LaSalle Parking Company, LLC, the Company, and State Street Bank and Trust Company (incorporated by reference to Exhibit 4.4, to the Registrants Annual Report on Form 10K filed for December 31, 1998).

4.5 Supplemental Indenture, dated as of September 21, 1998, among Virginia Parking Service, Inc., the Company, and State Street Bank and Trust Company (incorporated by reference to Exhibit 4.5 to the Registrants Annual Report on Form 10K filed for December 31, 1998).

4.6 Supplemental Indenture, dated as of July 6, 1998, among S&S Parking, Century Parking, Inc. and Sentry Parking Corporation, the Company, and State Street Bank and Trust Company (incorporated by reference to Exhibit 4.6, to the Registrants Annual Report on Form 10K filed for December 31, 1998).

4.7 First Amendment to the senior credit facility dated November 12, 1999 by and among the Company, the Lenders and Bank One NA. as agent for the lenders.

27.1           Financial Data Schedule.