Form 10-K405
period 1999-12-31
APCOA INC
filed 2000-03-31
CIK 1059262

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 1999
                                       OR
         [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934, FOR THE TRANSITION PERIOD
                FROM           TO                  .

                        COMMISSION FILE NUMBER: 333-50437

                                ----------------

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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting and non-voting shares of common stock held by non-affiliates of the registrant is not applicable as there is not a public market for such stock. As of December 31, 1999, there were 31.31 shares of common stock of the registrant outstanding.

================================================================================

         SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

    This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, the discussions of APCOA/Standard Parking, Inc.'s ("APCOA/Standard" or "the Company") expectations concerning its future profitability, the discussion of the Company's strategic relationships, discussions about Year 2000 compliance, and the Company's operating and growth assumptions regarding certain matters. Investors are cautioned that forward-looking statements involve risks and uncertainties. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objective and plans of the Company will be achieved.

ITEM 1. BUSINESS

GENERAL

    APCOA/Standard, formerly known as APCOA, Inc. ("APCOA"), is a leading national provider of parking facility management services. The Company provides on-site management services at multi-level and surface parking facilities in the two major markets of the parking industry: urban parking and airport parking. The Company manages 1,852 parking facilities, containing approximately 1,000,000 parking spaces in over 200 cities across the United States and Canada. The Company's gross customer collections, parking services revenue, gross profit and net loss for the years ended December 31, 1999 and 1998 were $1,369.3 and $1,026.1 million, $247.9 and $195.5 million, $54.8 and $40.3 million and ($9.5)
and $(23.4) million, respectively.

    The Company believes that its superior management services coupled with its focus on increasing market share in select core cities helps to maximize profitability per parking facility. The Company believes that it enhances its leading position by providing: (i) Ambiance in Parking(R), an approach to parking that includes a number of on-site, value-added services and amenities;
(ii) state-of-the-art information technology, including Client View(R), a proprietary client reporting system which allows the Company to provide clients with real-time access to site-level financial and operating information; and
(iii) award-winning training programs for on-site employees that promote customer service and client retention. The Company believes that it distinguishes itself from its competitors because of the aforementioned services.

    The Company's diversified client base includes some of the nation's largest owners and developers of major office building complexes, shopping centers, sports complexes, hotels and hospitals. In addition, the Company manages parking operations at 130 locations at 67 airports, including many of the major airports in North America.

    The Company does not own any parking facilities and, as a result, the Company assumes few of the risks of real estate ownership. The Company operates its clients' parking properties through two types of arrangements: management contracts and leases. Under a management contract, the Company typically receives a base monthly fee for managing the property, and may also receive an incentive fee based on the achievement of facility revenues above a set amount. In some instances, the Company also receives certain fees for ancillary services. Typically, all of the underlying revenues and expenses under a management contract flow through to the property owner, not to the Company. Under lease arrangements, the Company generally pays either a fixed annual rental, a percentage of gross customer collections, or a combination thereof to the property owner. The Company collects all revenues under lease arrangements and is responsible for most operating expenses, but it is typically not responsible for major maintenance or capital expenditures. As of December 31, 1999, the Company operated approximately 78% of its 1,852 parking facilities under management contracts and approximately 22% under leases. Renewal rates for the Company's management contracts and leases averaged approximately 91% for the last three years.

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

OTHER ACQUISITIONS AND AMALGAMATIONS

     On January 22, 1998, the Company acquired the assets of Huger Parking Company, LLC, d/b/a Dixie Parking, for $1.0 million in cash at closing and $3.3 million in notes payable. On May 1, 1998, the Company acquired the remaining 76% interest in Executive Parking Industries LLC, through the acquisition of all of the outstanding capital stock of S&S Parking, Inc., the sole asset of which was such 76% interest in EPI, for $7.0 million in cash. In addition, on June 1, 1998, APCOA/Standard acquired all of the outstanding capital stock of Century Parking, Inc., and Sentry Parking Corporation, for $5.2 million in cash at closing and $1.0 million payable on the third anniversary of the closing date. On September 1, 1998, APCOA/Standard acquired the operations of Virginia Parking Service, Inc. in a stock purchase transaction for $3.1 million in cash, including direct costs, and up to $1.3 million in notes payable over five years with interest at the prime rate.

     On April 1, 1999, the Company acquired the assets of Pacific Rim Parking, Inc. ("Pacific Rim") in Los Angeles for $.75 million in cash and up to $.75 million in non-interest bearing notes payable over five years. On May 1, 1999 the Company acquired various contracts of System Parking Inc. in Atlanta for $.25 million in cash. Effective as of July 1, 1999 the Company acquired all of the outstanding stock of Universal Park Holdings, Inc., operating under the names U-Park and Select Valet Parking, in Vancouver B.C. for Canadian $1.61 million plus a multiple of EBITDA on a future earnout as defined in the agreement.

    All of these acquisitions have been accounted for under the purchase method and their operating results have been included in the consolidated results since their respective date of acquisition. The historical operating results of the businesses prior to acquisition were not material relative to the consolidated results of APCOA/Standard.

    On January 5 1998, APCOA Holdings Canada Inc, a wholly owned subsidiary of APCOA, Inc. (now known as APCOA/Standard Parking, Inc.), formed under the laws of the Province of Ontario, Canada, filed Articles of Amalgamation with the Ministry of Consumer and Commercial Relations for the Province of Ontario, Canada, pursuant to the Business Corporations Act of Ontario, amalgamating with Mainarun Holdings Inc. APCOA Holdings Canada Inc. was the surviving company.
On July 20, 1998 APCOA Holdings Canada Inc. filed Articles of Amendment with the Ministry of Consumer and Commercial Relations for the Province of Ontario, Canada, pursuant to the Business Corporations Act of Ontario, changing the name to Standard Parking of Canada LTD. On September 1, 1998, Standard Parking of Canada filed Articles of Amalgamation pursuant to the Canada Business Corporations Act amalgamating APCOA Parking Development & Management LTD with Standard Parking of Canada LTD. Standard Parking of Canada LTD was the resulting corporation.

INDUSTRY OVERVIEW

     General. The International Parking Institute, a trade organization of parking professionals, estimates that as of December 1998 there were approximately 35,000 parking facilities in the United States generating over $26.0 billion in gross customer collections. The parking industry is highly fragmented, with over 1,700 commercial parking operators in the United States, as estimated by the Parking Market Research Company, an independent research company. Industry participants, the vast majority of which are privately-held companies, consist of relatively few nationwide companies and a large number of small regional or local operators, including a substantial number of companies providing parking as an ancillary service in connection with property management or ownership. Clients of parking facility managers include the owners of office buildings, major airports, shopping centers, sports complexes, hotels and hospitals, which provide parking to customers.

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

         Stable Operating Portfolio. From 1994 to 1999, the Company reduced exposure to increasing cost of parking services by (i) increasing the proportion of its management contracts, which generally pass cost of parking services on to the Company's clients, and (ii) maintaining low minimum rental commitments under its non-cancelable leases. Additionally, the Company's average management and lease contract renewal rate over the last three years was approximately 91%.

         Strategic Growth Through Acquisitions. The parking industry is highly fragmented, with over 1,700 commercial parking operators. In addition to pursuing individual contracts, the Company is seeking to capitalize on this industry fragmentation by pursuing a focused acquisition strategy which includes: (i) acquiring parking management companies within core cities and targeted growth markets where the Company believes it can attain a significant market share, and (ii) acquiring larger, regional parking management companies. In less than two years since the combination, the Company has successfully acquired and integrated five companies with 489 new facilities.

         Leading Client Base. The Company's diversified, long-standing customer base comprises many of the premier national property management and ownership organizations in the United States and Canada. The Company is a market leader in airport parking, operating approximately 130 parking facilities at 67 airports in the United States and Canada. The Company's focus on select core cities enables the Company to maintain broader and stronger relationships with the local client base, which the Company believes improves its client retention rates and its ability to compete for new contracts.

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

AMBIANCE IN PARKING(R)

    The Company offers a comprehensive package of on-site parking services and amenities which the Company characterizes as Ambiance in Parking(R). The package includes:

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

         Films-To-Go(C) is a videotape library which is provided free-of-charge for monthly parkers.

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

STATE-OF-THE-ART INFORMATION TECHNOLOGY

    The Company's information technology provides valuable benefits to the Company's clients. Client View(C), a proprietary Windows(R)-based client reporting system, allows the Company's clients to access, on a real-time basis, site-level financial and operating information.

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

COMPETITION

    The parking industry is fragmented and highly competitive, with limited barriers to entry. The Company faces direct competition for additional facilities to manage or lease, while the Company's facilities themselves compete with nearby facilities for its parking customers, and in the labor market generally for qualified employees. Moreover, the construction of new parking facilities near the Company's existing facilities can adversely affect the Company's business.

    The Company competes for additional facilities with a variety of other companies. Although there are relatively few large, national parking companies that compete with the Company, the Company also faces competition from numerous smaller, locally-owned independent operators, as well as from developers, hotels, national financial services companies and other institutions that self-manage both their own parking facilities as well as facilities owned by others. Many municipalities and other governmental entities also operate their own parking facilities, thus eliminating those facilities as potential management or lease opportunities for the Company.

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

    Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws typically impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In connection with the operation of parking facilities, the Company may be potentially liable for any such costs. Although the Company is currently not aware of any material environmental claims pending or threatened against it or any of the parking facilities which it operates, there can be no assurance that a material environmental claim will not be asserted against the Company or against the parking facilities which it operates. The cost of defending against claims of liability, or of remediating a contaminated property, could have a material adverse effect on the Company's financial condition or results of operations.

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

EMPLOYEES

    As of December 31, 1999, the Company employed approximately 13,300 individuals, including approximately 8,000 full-time and 5,300 part-time employees. As of December 31, 1998, the Company employed approximately 11,700 individuals, including approximately 7,000 full-time and 4,700 part-time employees. The Company believes that its employee relations are good.

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

ITEM 2. PROPERTIES

PARKING FACILITIES

    The Company operates parking facilities in 39 states, Washington D.C. and three provinces of Canada pursuant to management contracts or leases. The Company does not currently own any parking facilities. The following table summarizes certain information regarding the Company's facilities as of December 31, 1999:


                                                                        # OF LOCATIONS                 # OF SPACES
                STATES/                                          ----------------------------  -----------------------------
               PROVINCES         AIRPORTS AND URBAN CITIES       AIRPORT   URBAN      TOTAL    AIRPORT   URBAN       TOTAL
         -----------------    --------------------------------   -------  -------    -------   ------- ---------   ---------
         Alabama              Airports                                 3                   3    1,430                 1,430
         Arizona              Phoenix                                          22         22              24,701     24,701
         British Columbia     Richmond, Vancouver, Victoria
                              Whistler                                         87         87              10,876     10,876
         California           Airports, Los Angeles, Long Beach,       8      433        441   25,182    195,707    220,889
                              Sacramento, San Diego, San
                              Francisco, and San Jose
         Colorado             Airports, Colorado Springs and           3       23         26   14,202     11,469     25,671
                              Denver
         Connecticut          Airports, Greenwich and Stamford         7        7         14    5,000      5,170     10,170
         District of          Washington, DC                                   37         37              13,615     13,615
         Columbia
         Delaware             Wilmington                                        1          1                 473        473
         Florida              Airports, Miami, Orlando and            16       53         69   23,806     19,876     43,682
                              Pensacola
         Georgia              Airports and Atlanta                     2       35         37    2,142     16,359     18,501
         Hawaii               Airports and Honolulu                    3       55         58    2,393     19,262     21,655
         Idaho                Airports                                 1                   1      376                   376
         Illinois             Airports and Chicago                     9      186        195   30,540    102,160    132,700
         Indiana              Airports, Indianapolis and Ft.           1       19         20    1,234      6,290      7,524
                              Wayne
         Kansas               Topeka                                            1          1                 310        310
         Kentucky             Louisville                                        3          3                 876        876
         Louisiana            Airports and New Orleans                 1       44         45    1,302     13,057     14,359
         Maine                Airports and Portland                    2        1          3    1,371        528      1,899
         Maryland             Baltimore, Bethesda and Towson                   22         22               5,072      5,072
         Massachusetts        Airports, Boston, Cambridge and          1      134        135      645     57,959     58,604
                              Worchester
         Michigan             Airports, Detroit and Southfield         7       14         21   18,444      3,805     22,249
         Minnesota            Airports, Minneapolis and St. Paul       5       43         48   21,050     20,586     41,636
         Missouri             Airports and Kansas City                16       90        106   23,766     21,074     44,840
         Montana              Airports and Great Falls                 4        4          8    1,952      1,906      3,858
         Nebraska             Airports                                 1                   1    1,361                 1,361
         Nevada               Las Vegas and Reno                                4          4               1,368      1,368
         New York             Airports, Buffalo and Rochester          9       14         23    8,807     23,701     32,508
         North Carolina       Charlotte                                         1          1                 818        818
         North Dakota         Airports                                 2                   2    1,415                 1,415
         Ohio                 Airports, Akron, Cleveland,             12       96        108   14,791     43,004     57,795
                              Cincinnati, Columbus and Toledo
         Oklahoma             Airports                                 1                   1      990                   990
         Ontario              Airports, North York,                    2       46         48    2,000     33,202     35,202
                              Scarborough
                              and Toronto
         Oregon               Airports                                 4                   4    2,664                 2,664
         Pennsylvania         Airports and Wilkes Barre                2        1          3    1,331        431      1,762
         Quebec               Airports                                 3                   3    9,405                 9,405
         Rhode Island         Providence                                        3          3               6,045      6,045
         South Carolina       Airports                                 4                   4    4,232                 4,232
         South Dakota         Airports                                 2                   2    1,508                 1,508
         Tennessee            Airports, Memphis and Nashville          2       17         19    3,077      6,502      9,579
                              Airports, Dallas, Forth Worth
                              and
         Texas                Houston                                  3       79         82    4,341     67,719     72,060
         Virginia             Airports, Alexandria, Richmond           6      107        113    3,468     26,557     30,025
                              and
                              Virginia Beach
         Washington           Airports and Seattle                     2        4          6      822      1,681      2,503
         Wisconsin            Airports and Milwaukee                  11       11         22   11,303      3,657     14,960
                                                                     ---     ----       ----  -------    -------  ---------
                              Totals                                 155    1,697      1,852  246,350    765,816  1,012,166
                                                                     ===    =====      =====  =======    =======  =========

    The Company has interests in 20 joint ventures that each operate between one and three parking facilities. The Company is the general partner of nine limited partnerships that each operates between one and twelve parking facilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Summary of Operating Facilities."

    The Company leases approximately 40,000 square feet of office space for its corporate offices in Chicago, Illinois. The lease expires in 2008, and includes a renewal option for an additional five years. The lease also includes expansion options for up to 9,000 additional square feet of space, and the Company has a right of first refusal on 24,000 square feet more. The Company believes that the leased facility, together with expansion options, is adequate to meet current and foreseeable future needs.

    The Company also leases regional offices. These lease agreements generally include renewal and expansion options, and the Company believes that these facilities are adequate to meet its current and foreseeable future needs.

ITEM 3. LEGAL PROCEEDINGS

    The Company is subject to various claims and legal proceedings which consist principally of lease and contract disputes and includes litigation with The County of Wayne relating to the management of parking facilities at the Detroit Metropolitan Airport. These claims and legal proceedings are considered ordinary, routine, and incidental to the Company's business, and in the opinion of management, the ultimate liability with respect these proceedings and claims will not materially affect the financial position, operations, or liquidity of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

    None.

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    There is no public trading market for the common stock of APCOA/Standard.

     APCOA/Standard did not pay a cash dividend in respect of its common stock in 1999, 1998 or 1997. By the terms of the Company's Revolving Credit Facility, the Company is restricted from paying cash dividends on its capital stock until September 30, 2003. From and after September 30, 2003, the Company may pay cash dividends in respect of its Redeemable Preferred Stock of up to $8.5 million annually, subject to certain conditions, to enable AP Holdings to service its Senior Discount Notes. The Company paid dividends in respect of its Redeemable Preferred Stock in additional shares of Redeemable Preferred Stock aggregating $5.1 million, $3.5 million and $.88 million in 1999, 1998 and 1997, respectively.

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

ITEM 6. SELECTED HISTORICAL FINANCIAL DATA

    The following table presents selected historical consolidated financial data at and for the years ended December 31, 1999 and 1998, which have been derived from the audited financial statements of APCOA/Standard at and for the years ended December 31, 1997, 1996 and 1995, which have been derived from the audited financial statements of APCOA. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical consolidated financial statements and notes thereto included elsewhere herein.




                                                                    YEAR ENDING DECEMBER 31,
                                            -----------------------------------------------------------------------
                                                1999         1998(1)         1997            1996           1995
                                            -----------    -----------    -----------    -----------    -----------
                                                                    (dollars in thousands)
INCOME STATEMENT DATA:
Parking services revenue ................   $   247,899    $   195,517    $   117,704    $   138,409    $   143,723
Cost of parking services ................       193,094        155,230         94,846        116,158        122,398
General and administrative expenses .....        32,453         23,506         13,528         13,017         12,121
Restructuring and other special
  charges ...............................         5,577         18,050           --             --             --
Depreciation and amortization ...........         9,343          7,435          3,767          4,888          8,772
                                            -----------    -----------    -----------    -----------    -----------
Operating income (loss) .................         7,432         (8,704)         5,563          4,346            432
Interest expense, net ...................        15,684         10,938          3,243          2,877          2,705
Minority interest .......................           468            487            321            424            604
Income tax expense ......................           752            430            140            106            240
Extraordinary loss ......................          --            2,816           --             --             --
                                            -----------    -----------    -----------    -----------    -----------
Net income (loss) .......................   $    (9,472)   $   (23,375)   $     1,859    $       939    $    (3,117)
                                            ===========    ===========    ===========    ===========    ===========
OTHER DATA:
Gross customer collections ..............   $ 1,369,319    $ 1,026,085    $   476,183    $   430,696    $   408,952
Capital expenditures ....................        10,261          7,691          2,357          2,552          2,782
Net cash provided by (used in):
  Operating activities ..................       (17,709)       (20,381)           931          2,042          4,340
  Investing activities ..................       (13,531)       (96,025)        (3,592)        (3,349)        (4,917)
  Financing activities ..................        16,844        132,267          3,451          1,288          1,107
  Effect of exchange rate changes .......           428           --             --             --             --
  Number of managed locations ...........         1,446          1,165            378            207            227
  Number of leased locations ............           406            439            267            243            260
  Number of total locations .............         1,852          1,604            645            450            487
  Number of parking spaces ..............     1,012,000        794,000        273,000        225,000        226,000
BALANCE SHEET DATA (AT END OF YEAR):
Cash and cash equivalents ...............   $     5,215    $    19,183    $     3,322    $     2,532    $     2,551
Working capital (deficiency) ............       (12,180)        (9,119)       (17,059)       (19,455)       (20,990)
Total assets ............................       213,270        216,769         59,095         52,823         51,605
Total debt ..............................       167,469        149,431         38,283         32,795         30,461
Redeemable preferred stock ..............        49,280         44,174          8,728          7,841          7,045
Common stock subject to put/call
  rights ................................         4,589          4,589           --             --             --
Common stockholders' deficit ............       (79,611)       (54,908)       (22,259)       (23,231)       (23,374)

----------------

(1) Includes the results of Standard Parking effective from March 30, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of APCOA/Standard's results of operations should be read in conjunction with the consolidated financial statements of APCOA/Standard and the notes thereto included elsewhere herein.

OVERVIEW

    APCOA/Standard operates facilities under two types of arrangements: management contracts and leases. Under a management contract, APCOA/Standard typically receives a base monthly fee for managing the property, and may also receive an incentive fee based on the achievement of facility revenues above a base amount. In some instances, APCOA/Standard also receives certain fees for ancillary services. Typically, all of the underlying revenues, expenses and capital expenditures under a management contract flow through to the property owner, not to APCOA/Standard. Under lease arrangements, APCOA/Standard generally pays to the property owner either a fixed annual rental, a percentage of gross customer collections or a combination thereof. APCOA/Standard collects all revenues under lease arrangements and is responsible for most operating expenses, but it is typically not responsible for major maintenance or capital expenditures. As of December 31, 1999, the Company operated approximately 78% of its 1,852 parking facilities under management contracts and approximately 22% under leases.

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

SUMMARY OF OPERATING FACILITIES

    The following table reflects the Company's facilities at the end of the periods indicated taking into consideration the combination with Standard on a pro forma basis:


                                    DECEMBER 31,    DECEMBER 31,  DECEMBER 31,
                                       1999             1998        1997
                                    -----------     -----------  -------------
                                                                  (PRO FORMA)
Managed Facilities ................   1,446            1,165          691
Leased Facilities .................     406              439          306
                                      -----            -----        -----
Total Facilities ..................   1,852            1,604          997
                                      =====            =====        =====

    The Company's strategy is to add locations in core cities where a concentration of locations improves customer service levels and operating margins. In general, contracts added as set forth in the table above followed this strategy.

RESULTS OF OPERATIONS

                                                         YEAR ENDED DECEMBER 31,
                                                -----------------------------------------
                                                   1999            1998          1997
                                                -----------    -----------    -----------
                                                              (IN THOUSANDS)
Gross customer collections ..................   $ 1,369,319    $ 1,026,085    $   476,183
                                                ===========    ===========    ===========
Parking services revenue:
  Lease contracts ...........................   $   196,441    $   162,568    $    99,594
  Management contracts ......................        51,458         32,949         18,110
                                                -----------    -----------    -----------
                                                    247,899        195,517        117,704
Cost of parking services:
  Lease contracts ...........................       172,217        144,086         85,355
  Management contracts ......................        20,877         11,144          9,491
                                                -----------    -----------    -----------
                                                    193,094        155,230         94,846
General and administrative expenses .........        32,453         23,506         13,528
Restructuring and other special charges .....         5,577         18,050           --
Depreciation and amortization ...............         9,343          7,435          3,767
                                                -----------    -----------    -----------
Operating (loss) income .....................         7,432         (8,704)         5,563
Interest expense, net .......................        15,684         10,938          3,243
Minority interest ...........................           468            487            321
Income tax expense ..........................           752            430            140
Extraordinary loss ..........................          --            2,816           --
                                                -----------    -----------    -----------
Net (loss) income ...........................   $    (9,472)   $   (23,375)   $     1,859
                                                ===========    ===========    ===========

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

FISCAL 1999 COMPARED TO FISCAL 1998

    Gross Customer Collections. Gross customer collections consist of gross receipts collected at all leased and managed properties, including unconsolidated affiliates. Gross customer collections increased $343.2 million, or 33.4%, to $1,369.3 million in fiscal 1999, compared to $1,026.1 million in fiscal 1998. This increase is attributable $120.9 million to the combination with Standard and $222.3 million to the addition of other locations during the period and growth at existing locations.

    Parking services revenue --- leases. Lease revenue increased $33.8 million, or 20.8%, to $196.4 million in the year ended December 31, 1999 as compared to $162.6 million in the year-ago period. This resulted from the net addition of 39 leases through the combination with Standard and a net loss of 72 leases that were converted to management contracts or lost.

     Parking services revenue --- management contracts. Management contract revenue increased $18.6 million, or 56.2% to $51.5 million in 1999 as compared to $32.9 million in 1998. During 1999, a net 281 management contracts were added through internal growth and acquisitions.

    Cost of parking services --- leases. Cost of parking for leases increased $28.1 million, or 19.5% to $172.2 million for the year ended December 31, 1999 from $144.1 million during the year-ago period. This increase resulted from the addition of 39 leases through the combination with Standard and a net reduction of 72 leases through conversion to management contracts and lost contracts. Gross margin for leases increased to 12.3% during 1999 compared to 11.4% during 1998. This increase resulted from improvement in operations, conversion of leases to management contracts and the termination of marginal contracts.

    Cost of parking services --- management contracts. Cost of parking for management contracts increased $9.7 million, or 87.3% to $20.8 million in 1999 as compared to $11.1 million in 1998. This increase resulted from the net addition in 1999 of 281 management contracts through internal growth and acquisitions made in 1999. Gross margin for management contracts declined to 59.4% in the current year compared to 66.2% in the prior year. Most management contracts have no cost of parking services related to them as all costs are reimbursable to the Company. However, several contracts (primarily large airport properties and several urban locations), require the Company to pay for certain costs which are offset by larger management fees. The increase in cost of parking management contracts was related to the addition of several contracts of this type.

     General and administrative expenses. General and administrative costs increased $8.9 million, or 38.1%, to $32.4 million during 1999 as compared to $23.5 million during 1998. The increase resulted from costs associated with the acquired companies, inflation, and investment in the Company's infrastructure in anticipation of future growth.

     Restructuring and other special charges. The Company incurred $5.6 million of restructuring and other special charges during 1999. The charge included (A) $1.6 million of severance costs, (B) $3.1 million of integration costs related primarily to actions to facilitate the accounting system consolidation and activities to realign and centralize administrative and other support functions,
(C) $.9 million of expenses incurred for acquisition activity that was terminated. The Company may incur additional restructuring charges in the future related to its acquisition strategy.

     The Company incurred $18.1 million of Restructuring and other special charges during 1998 in connection with the combination with Standard and the other acquisitions completed during 1998, which were based upon a thorough analysis of the costs associated with implementing the business plan of consolidating the Company's headquarters in Chicago and costs related to APCOA/Standard staff reductions. The charge included (A) $5.0 million of relocation costs in connection with the headquarters relocation of the Company, the relocation of two major field offices, moving the families of 20 Cleveland headquarters staff members to Chicago and other relocations within the field organization, (B) $6.9 million in severance costs consisting of cash compensation to 54 people and (C) the write-off of $2.6 million related to abandoned and impaired assets that will no longer be used in the business, (D) a $2.6 million increase in insurance reserves resulting from a buyout of APCOA's insurance program in connection with the combination of the APCOA and Standard insurance programs and (E) $1.0 million of other restructuring costs.

     Other income and expense. Interest expense, net of interest income, totaled $15.7 million in the current year, up $4.7 million from 1998. This is the result of debt financing incurred in connection with the combination with Standard and other acquisitions and increased borrowings under the Company's Senior Credit Facility. Minority interest was $0.5 for both years. Income taxes consist primarily of Canadian income tax, and increased to $0.8 million in 1999 from $0.4 million in 1998 as a result of the increase in Canadian income.

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

     Cost of parking services -- management contracts. Cost of parking for management contracts increased by $1.6 million, or 17.4%, to $11.1 million in 1998 as compared to $9.5 million in 1997. Partially offsetting this increase were acquisition-related cost savings of $0.7 million. Gross margin for management contracts, however, improved to 66.2% in the current year compared to 47.6% in the prior year. This improvement results from the relative mix of locations that were added compared to those already in the contract portfolio.

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

     Restructuring and other special charges. The Company incurred $18.1 million of Restructuring and other special charges during 1998 in connection with the combination with Standard and the other acquisitions completed during 1998, which were based upon a thorough analysis of the costs associated with implementing the business plan of consolidating the Company's headquarters in Chicago and costs related to APCOA/Standard staff reductions. The charge included (A) $5.0 million of relocation costs in connection with the headquarters relocation of the Company, the relocation of two major field offices, moving the families of 20 Cleveland headquarters staff members to Chicago and other relocations within the field organization, (B) $6.9 million in severance costs consisting of cash compensation to 54 people, (C) the write-off of $2.6 million related to abandoned and impaired assets that will no longer be used in the business, (D) a $2.6 million increase in insurance reserves resulting from a buyout of APCOA's insurance program in connection with the combination of the APCOA and Standard insurance programs and (E) $1.0 million of other restructuring costs. Of the $15.5 million cash component of this restructuring charge, $9.9 million had been disbursed through December 31, 1998.

     Other income and expenses. Interest expense, net of interest income, totaled $10.9 million in 1998 up $7.7 million from 1997. This is a result of debt financing incurred in connection with the combination with Standard and other acquisitions. In connection with the debt refinancing, an extraordinary loss was recognized in the first quarter of 1998 of $2.8 million. This loss is comprised of $2.1 million from a prepayment penalty for early extinguishment of debt and $0.7 million from a write-off of the unamortized balance of deferred financing costs associated with the extinguished debt. Minority interest for the current year totaled $0.5 million, compared to $0.3 million for 1997, which is reflective of increasing joint venture income. Income taxes consist primarily of Canadian income tax, and have increased to $0.4 million from $0.1 million as a result of increasing Canadian income.

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


                                                  YEAR ENDED DECEMBER 31,
                                                  -----------------------
                                                    1999         1998
                                                  ---------   ----------
                                                      (IN THOUSANDS)
Gross customer collections ...................   $1,369,319   $1,103,000
                                                 ==========   ==========
Parking services revenue:
  Lease contracts ............................   $  196,441   $  174,613
  Management contracts .......................       51,458       35,463
                                                 ----------   ----------
                                                    247,899      210,076
Cost of parking services:
  Lease contracts ............................      172,217      155,275
  Management contracts .......................       20,877       11,144
                                                 ----------   ----------
                                                    193,094      166,419
General and administrative expenses ..........       32,453       25,524
                                                 ----------   ----------
Operating income before depreciation,
  restructuring and other special charges ....   $   22,352   $   18,133
                                                 ==========   ==========

FISCAL 1999 COMPARED TO FISCAL 1998

     Gross customer collections. Gross customer collections increased $266.3 million, or 24.1% to $1,369.3 in 1999 as compared to $1,103.0 in 1998. This resulted from the net addition of 248 new contracts during 1999.

     Parking services revenue --- leases. Lease revenue increased $21.8 million, or 12.5%, to $196.4 million in the year ended December 31, 1999 as compared to $174.6 million in the year-ago period. This resulted from the acquisitions made in 1998 and 1999 which was partially offset by a net reduction of 33 leases in 1999, many of which were converted to management contracts.

    Parking services revenue --- management contracts. Management contract revenue increased $16.0 million, or 45.1%, to $51.5 million in 1999 as compared to $35.5 million in 1998. During 1999, a net 281 management contracts were added through internal growth and acquisitions made in 1999.

    Cost of parking services --- leases. Cost of parking for leases increased $16.9 million, or 10.9% to $172.2 million for the year ended December 31, 1999 from $155.3 million during the year-ago period. This increase resulted from acquisitions made in 1998 and 1999. Gross margin for leases increased to 12.3% during 1999 compared to 11.1% during 1998. This increase resulted from improvement in operations, conversion of leases to management contracts and the loss of marginal contracts.

    Cost of parking services -- management services. Cost of parking for management contracts increased by $9.7 million, or 87.3%, to $20.8 million in 1999 as compared to $11.1 million in 1998. This increase resulted from the net addition of 281 management contracts through internal growth and acquisitions made in 1999. Gross margin for management contracts declined to 59.4% in the current year compared to 68.6% in the prior year. Most management contracts have no cost of parking services related to them as all costs are reimbursable to the Company. However, several contracts (primarily large airport properties and several urban locations), require the Company to pay for certain costs which are offset by larger management fees. The increase in cost of parking management contracts was related to the addition of several contracts of this type.

    General and administrative expenses. General and administrative costs increased $6.9 million, or 27.1% to $32.4 million during 1999 as compared to $25.5 million during 1998. This increase resulted from costs associated with the acquired companies, inflation, and investment in the Company's infrastructure in anticipation of future growth.

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

    Locations with revenues deposited into the APCOA/Standard banks enable the Company to operate with a negative working capital. This negative working capital arises from the liability that is created for the amount of revenue that will be remitted to the clients in the form of rents or net profit distributions subsequent to month end, after the books are closed and reconciled. Since the Company operates with a revolving Senior Credit Facility, all funds held for future remittance to the clients are used to reduce the credit line until the payments are made to the clients.

    Locations with revenues deposited into client accounts or segregated accounts can, depending upon timing of rent or net profit distributions, result in significant amounts of cash being temporarily inaccessible to the Company for use for operating needs. Additionally, the ability to utilize cash deposited into local APCOA/Standard accounts is dependent upon the movement of that cash into the Company's corporate account. For these reasons, the Company from time to time carries significant cash balances, while utilizing its Senior Credit Facility.

FISCAL 1999 COMPARED TO FISCAL 1998

    The Company had cash and cash equivalents of $5.2 million at December 31, 1999 compared to $19.2 million at December 31, 1998.

     Net cash used in operating activities totaled $17.7 million for 1999 compared to cash used of $20.4 million for 1998. Cash used during 1999 included $8.9 million of cash for restructuring and other special charges, $5.6 million for the purchase of an insurance tail policy to cover claims for all years prior to 1999 under APCOA's previous insurance program, and $3.8 million to affiliated companies. Notes and accounts receivable increased $11.9 million in 1999 relating to acquired contracts and existing locations and were partially offset by increases in accounts payable of $6.8 million and decreases in prepaid and other assets of $1.1 million and $2.4 million respectively.

    Cash used in investing activities totaled $13.5 million in 1999 compared to $96.0 million in 1998. Cash used included the acquisitions of the assets of Pacific Rim in Los Angeles for $0.8 million, various contracts of System Parking in Atlanta for $0.3, the outstanding stock of Universal Park Holdings, Inc. in Vancouver B.C. for $1.6 million and the buy-out of a lease in Los Angeles for

$0.4 million. In addition, cash used in investing activities included capital expenditures of $10.3 million which were used for the investment in information system enhancements, furnishing and improvement of the Company's combined office space in Chicago, and capital investments to secure and/or extend leased facilities.

     Cash generated from financing activities totaled $16.8 million compared to $132.3 million in 1998. The 1999 activity included $18.1 million in borrowings from the revolving Senior Credit Facility and $1.3 million in joint venture borrowings which was partially offset by repayments on long term borrowings and joint venture borrowings of $2.2 million. In addition, the Company incurred additional debt issuance costs of $0.3 million in connection with amendments to the Company's Senior Credit Facility.


FISCAL 1998 COMPARED TO FISCAL 1997

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

OTHER LIQUIDITY AND CAPITAL RESOURCES INFORMATION

     The Company's Senior Credit Facility ("the Facility) provides for borrowings up to $40 million at variable rates based, at the Company's option, either on LIBOR, the overnight federal funds rate, or the bank's base rate. From time to time the company utilizes the Facility to provide readily-accessible cash for working capital purposes. The Facility includes covenants that limit the Company from incurring additional indebtedness, issuing preferred stock or paying dividends, and contains certain other restrictions. At December 31, 1999, the Company had $1.3 million of letters of credit outstanding under the Facility. As of December 31, 1999, the Company was in compliance with the covenants contained in the Senior Credit Facility or has obtained the necessary waivers on or before March 30, 2000. The Facility was amended on March 30, 2000, with the principle changes to the agreement providing for revisions to interest rates charged on borrowings and certain financial covenants.

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

     The Company has lease commitments of $24.6 million for fiscal 2000. The leased properties generate sufficient cash flow to meet the base rent payments.

     If the Company identifies investment opportunities requiring cash in excess of the Company's cash flows and existing cash, the Company may borrow under the Senior Credit Facility, or may seek additional sources of capital including the sale or issuance of common stock. From time to time the Company utilizes the Facility to provide readily-accessible cash for working capital purposes. The Company has begun to streamline its cash management and receivables collection process by standardizing the procedures used by all acquired companies. Management anticipates that this process will provide substantial additional liquidity in 2000 and thus partially reduce reliance upon the Senior Credit Facility as a working capital resource. The Company has in the past utilized non-recourse financing to fund specific projects.

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

     The Company has in the past and expects in the future to pursue a strategy of growth through acquisition. In addition to the Standard acquisition, on January 22, 1998, the Company acquired the assets of Huger Parking Company, LLC, d/b/a Dixie Parking, for $1.0 million in cash and notes aggregating $3.25 million. On May 1, 1998, the Company acquired the remaining 76% interest in Executive Parking Industries, LLC, through acquisition of its parent company for $7.0 million in cash. On June 1, 1998, the Company completed the acquisition of Century Parking and Sentry Parking for consideration consisting of $5.2 million in cash at closing and $1.0 million payable on the third anniversary of the closing date. In addition, on September 1, 1998 the Company acquired the capital stock of Virginia Parking Services, Inc. for $2.7 million in cash including direct costs, and up to $1.25 million in notes. On April 1, 1999, the Company acquired the assets of Pacific Rim Parking, Inc. ("Pacific Rim") in Los Angeles for $.75 million in cash and up to $.75 million in non-interest bearing notes payable over five years. On May 1, 1999 the Company acquired various contracts of System Parking Inc. in Atlanta for $.25 million in cash. Effective as of July 1, 1999 the Company acquired all of the outstanding stock of Universal Park Holdings, Inc., operating under the names U-Park and Select Valet Parking, in Vancouver B.C. for Canadian $1.61 million plus a multiple of EBITDA on a future earnout as defined in the agreement. All of the acquisitions have been accounted for under the purchase method and their operating results have been included in the consolidated results since their respective date of acquisition.

YEAR 2000

    In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

    APCOA/Standard's indirect parent company is Holberg Industries, Inc. ("Holberg"); a privately held diversified service company located in Greenwich, Connecticut. Holberg also owns AmeriServe Food Distribution, Inc. ("AmeriServe"), one of the nation's largest food service distributors servicing quick-service and casual dining restaurants in the United States, Canada and Mexico. AmeriServe filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code on January 31, 2000.

    APCOA/Standard and AmeriServe are separate and distinct companies with independent sources of funding. However, the AmeriServe Chapter 11 filing is a default under certain debt instruments of Holberg. As a result of such defaults, the creditors of Holberg could take control of Holberg or its subsidiary, AP Holdings, Inc. ("Holdings"). A change in control of Holberg or Holdings would also constitute a change in control of APCOA under the APCOA/Standard debt instruments and of Holdings under its bond indenture. In the event of such a change in control of APCOA/Standard or Holdings, the terms of APCOA/Standard's senior bank credit facility and subordinated bond indenture and of Holdings' bond indenture permit the APCOA/Standard and Holdings creditors, if they believed it were in their interest to do so, to call for immediate payment under such instruments, and APCOA/Standard's or Holdings' failure to pay on such terms would constitute a default thereunder. Holberg and its creditors are negotiating to restructure and debt and eliminate the defaults created as a result of the AmeriServe Chapter 11 filing. Although Holberg currently expects to complete the restructuring of the debt, and further currently expects that its creditors will not in any event seek to obtain control of Holberg, there can be no assurance that Holberg will be successful in restructuring its debt and eliminating the existing defaults, or that Holberg's creditors will not seek to obtain control of Holberg, and should APCOA/Standard's or Holdings' indebtedness be accelerated as a result of any action by Holberg's creditors, there is no assurance that APCOA/Standard or Holdings would have sufficient funds to satisfy such obligations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements required by this Item are attached to and are hereby incorporated into this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS

    The following table sets forth certain information with respect to each person who is an executive officer or director of the Company as of March 30, 2000:


NAME                                               AGE                        TITLE
----                                               ---                        -----
John V. Holten ...................................  43   Director and Chairman
Myron C. Warshauer ...............................  60   Director, President and Chief Executive Officer
James A. Wilhelm .................................  46   Senior Executive Vice President, Chief Operations Officer
Herbert W. Anderson, Jr ..........................  41   Executive Vice President, Operations
Michael J. Celebrezze ............................  43   Executive Vice President, Chief Financial Officer, and Treasurer
Robert N. Sacks ..................................  47   Executive Vice President, General Counsel and Secretary
Douglas R. Warshauer .............................  32   Executive Vice President, Marketing/Business Development
Steven A. Warshauer ..............................  45   Executive Vice President, Operations
Michael K. Wolf ..................................  50   Executive Vice President, Chief Administrative Officer and
                                                           Associate General Counsel
Gunnar E. Klintberg ..............................  51   Director and Vice President
Patrick J. Meara .................................  37   Director
A. Petter Ostberg ................................  38   Vice President
G. Walter Stuelpe, Jr ............................  55   Director

     JOHN V. HOLTEN. Mr. Holten has served as Chairman and Chief Executive Officer of Holberg, since its inception in 1986. Mr. Holten has served as a Director and Chairman of APCOA since 1989, and has served as Director and Chairman of the Company since March 30, 1998 when APCOA consummated its combination with Standard Parking Corporation and its affiliates ("Standard") pursuant to a certain combination agreement dated as of January 15, 1998 (the "Combination"). Mr. Holten was Managing Director of DnC Capital Corporation, a merchant banking firm in New York City, from 1984 to 1986. Mr. Holten received his M.B.A. from Harvard University in 1982 and he graduated from the Norwegian School of Economic and Business Administration in 1980.

    MYRON C. WARSHAUER. Mr. Warshauer has served as a Director and as the Chief Executive Officer of the Company since the consummation of the Combination. Mr. Warshauer served as President and Chief Executive Officer of Standard from 1973 and, prior to such time, was associated with Standard since 1963. Since February 1, 2000, Mr. Warshauer has served as President and Chief Executive Officer of the Company. Mr. Warshauer received his B.S. Degree in Finance from the University of Illinois in 1962, and received a Masters Degree in Business Administration from Northwestern University in 1963.

    JAMES A. WILHELM. Mr. Wilhelm served as Executive Vice President - Operations of the Company since the consummation of the Combination and has served the Company as Senior Executive Vice President and Chief Operations Officer since September 1, 1999. Mr. Wilhelm joined Standard in 1985, serving as Executive Vice President since January 1, 1998. Prior to the consummation of the Combination, Mr. Wilhelm was responsible for managing Standard's Midwest and Western Regions, which include parking facilities in Chicago and sixteen other cities throughout the United States and Canada. Mr. Wilhelm received his B.A. Degree from Northeastern Illinois University in 1976. Mr. Wilhelm is a member of the National Parking Association and the International Parking Institute.

    MICHAEL J. CELEBREZZE. Mr. Celebrezze joined APCOA in 1984 as Manager, Treasury and Financial Planning. Since then he has held the positions of Vice President, Controller, Senior Vice President, Chief Financial Officer and Treasurer, since the Combination, Mr. Celebrezze has served as Executive Vice President, Chief Financial Officer and Treasurer of the Company. His responsibilities include the operations of accounting, tax, corporate security, finance and banking. Mr. Celebrezze graduated cum laude from Kent State University with a Degree in Business Administration, majoring in Accounting, and he subsequently earned a Masters in Business Administration from John Carroll University. He is a Certified Public Accountant in the State of Ohio.

    HERBERT W. ANDERSON, JR. Mr. Anderson has served as Executive Vice President, Operations of the Company since the consummation of the Combination. Mr. Anderson joined APCOA in 1994, and served as Corporate Vice President - Urban Properties since 1995. Mr. Anderson graduated from LaSalle University and began his career in the parking industry in 1984. Mr. Anderson is a member of the Board of the National Parking Association.

    STEVEN A. WARSHAUER. Mr. Warshauer has served as Executive Vice President, Operations of the Company since the consummation of the Combination. Mr. Warshauer joined Standard in 1982, initially servicing as Vice President, then becoming Senior Vice President and, since January 1, 1998, serving as Executive Vice President. Mr. Warshauer is a Certified Public Accountant and a member of both the American Institute of Certified Public Accountants and the Illinois Society of Certified Public Accountants. Mr. Warshauer received his Bachelor of Science Degree from the University of Northern Colorado in 1976 with dual majors in Accounting and Finance. Prior to joining Standard, he practiced with a national accounting firm.

    DOUGLAS R. WARSHAUER. Mr. Warshauer has served as Executive Vice President, Marketing/Business Development of the company since the consummation of the Combination. Mr. Warshauer joined Standard in 1994, initially serving as Vice President. Upon receiving his Masters of Management Degree with distinction from the J.L. Kellogg School of Management at Northwestern University, Mr. Warshauer became Standard's Executive Vice President - Finance. Mr. Warshauer also holds a Bachelors Degree with highest honors in Social Science from the University of California at Berkeley.

    MICHAEL K. WOLF. Mr. Wolf has served as Executive Vice President - Chief Administrative Officer of the Company since the consummation of the Combination. Mr. Wolf joined Standard as Senior Vice President and General Counsel in 1990, after sixteen years in the private practice of law. Mr. Wolf was subsequently appointed Executive Vice President of Standard. Prior to joining Standard, Mr. Wolf was a partner of the international law firm of Jones, Day, Reavis & Pogue, resident in the Chicago office, where his primary concentration was in the field of real estate. Mr. Wolf received his B.A. Degree in 1971 from the University of Pennsylvania, and in 1974 received his J.D. Degree from Washington University, where he served as Notes and Comments editor of the Washington University Law Quarterly. Upon graduation from law school, Mr. Wolf was elected to the Order of the Coif.

    ROBERT N. SACKS. Mr. Sacks joined APCOA in 1988, and served as General Counsel and Secretary since 1988, and as Vice President, Secretary, and General Counsel since 1989, and as Senior Vice President, Secretary and General Counsel since 1997. Mr. Sacks has served as Executive Vice President, General Counsel and Secretary of the Company since the consummation of the Combination. Mr. Sacks has overall responsibility for the Legal Department which includes negotiation, documentation and approval of parking and corporate contracts, financing documentation, Securities and Exchange Act compliance and reporting, and coordination of outside counsel. In his position, Mr. Sacks is also responsible for maintaining field compliance with corporate legal and financial policies. Mr. Sacks received his B.A. Degree, cum laude, from Northwestern University in 1976 and, in 1979, received his J.D. Degree from Suffolk University where he was a member of the Suffolk University Law Review. Mr. Sacks has spoken on legal issues concerning the parking industry at the National Parking Association National Convention and the Institutional and Municipal Parking Congress.

    G. WALTER STUELPE, JR. Mr. Stuelpe has been associated with APCOA for over 25 years, serving as its President from 1986 to February 1, 2000. Mr. Stuelpe was elected to APCOA's Board in 1986 and continues to serve on the Company's Board of Directors. His prior executive positions have included sales and marketing, corporate development and strategic planning, as well as having headed up different operational divisions in a variety of cities in the United States and Europe. Mr. Stuelpe is an alumnus of Indiana University, class of 1967. Mr. Stuelpe has since participated in numerous executive programs specifically designed to address managing business change and growth. He has also had an active leadership role in industry-related associations, having served as president, chairman and now as a member of the Board of the National Parking Association as well as the International Parking Institute, and is a full member of the Urban Land Institute.

    PATRICK J. MEARA. Mr. Meara became a director of the Company upon consummation of the Combination. Mr. Meara is a Senior Vice President of JMB Realty Corporation, which held an interest in Standard prior to the Combination, and acquired an interest in the Company as a result of the Combination.

    GUNNAR E. KLINTBERG. Mr. Klintberg has served as Vice Chairman of Holberg since its inception in 1986, as a Director of APCOA since 1989, and as a Director of the Company since consummation of the Combination. Mr. Klintberg was a Managing Partner of DnC Capital Corporation, a merchant banking firm in New York City, from 1983 to 1986. From 1975 to 1983, Mr. Klintberg held various management positions with the Axel Johnson Group, headquartered in Stockholm, Sweden. Mr. Klintberg headed up the Axel Johnson Group's headquarters in Moscow from 1976 to 1979 and served as assistant to the President of Axel Johnson Group's operation in the U.S., headquartered in New York City, from 1979 to 1983. Mr. Klintberg received his undergraduate degree from Dartmouth College in 1972 and a degree in Business Administration and Economics from the University of Uppsala, Sweden in 1974.

    A. PETTER OSTBERG. Mr. Ostberg joined Holberg in 1994 and was appointed Senior Vice President and Chief Financial Officer of Holberg in 1997. Mr. Ostberg is currently a Vice President of the Company. From 1990 to 1994 he held various financial positions with New York Cruise Lines, Inc.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth information for 1999, 1998 and 1997 with regard to compensation for services rendered in all capacities. Information set forth in the table reflects compensation earned by such individuals for services with APCOA/Standard, APCOA, Standard or its respective subsidiaries.

                                    SUMMARY COMPENSATION TABLE

                                                                         OTHER ANNUAL    ALL OTHER
                                         FISCAL    SALARY        BONUS   COMPENSATION  COMPENSATION
        NAME AND PRINCIPAL POSITION       YEAR       ($)           $           $            ($)
        ---------------------------      ------  ---------     -------  -------------  ------------
    Myron C. Warshauer.................   1999   601,615(1)
      Director and President,             1998   481,158(1)         --     33,087(3)      53,265(4)
      Chief Executive Officer             1997    98,265            --     24,041(3)      40,166(4)
    G. Walter Stuelpe, Jr..............   1999   448,315(1)         --     41,229(3)      42,102(4)
      Director                            1998   426,901(1)    287,200    189,057(5)      21,000(2)
                                          1997   413,953(1)    183,500    309,424(5)      16,145(2)
    Michael K. Wolf....................   1999   378,284(1)    216,600      8,111(5)      21,000(2)
      Executive Vice President, Chief     1998   424,480(1)     20,000         --         19,425(2)
      Administrative Officer and          1997   376,400            --         --             --
       Associate General Counsel                                    --         --             --
    James A. Wilhelm...................   1999   311,685(1)
      Senior Executive Vice President,    1998   306,846(1)     75,000         --         10,662(2)
       Chief Operations Officer           1997   202,519(1)         --         --             --
    Steven A. Warshauer................   1999   301,514(1)    100,000         --             --
      Executive Vice President-           1998   219,923(1)     50,000         --             --
    Operations                                                      --         --             --
                                          1997        --            --         --             --

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

(4) The amount shown reflects premiums paid by APCOA/Standard on behalf of Myron
    C. Warshauer for life insurance policies to which Mr. Warshauer is entitled to the cash surrender value.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Company did not have a Compensation Committee in the year ended December 31, 1999. The Company intends to form a Compensation Committee in 2000. The members of such committee have not yet been determined. During 1999, no executive officer of the Company served as a member of the Compensation Committee of another entity.

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

    As of February 29, 2000, Mr. Stuelpe's employment with the Company terminated pursuant to a written settlement agreement and release. Under the terms of the settlement agreement, the Company agreed to continue to pay Mr. Stuelpe his Salary (as defined in the settlement agreement), in the normal course, through June 30, 2001 and make one final lump sum payment in the amount of $245,827.00 on July 1, 2001, in full satisfaction of any further obligation of the Company to pay Salary to Mr. Stuelpe; provided, however, Mr. Stuelpe shall be paid his 1999 bonus at the same time as the Company's other senior executives receive their bonuses for calendar year 1999. The Company agreed, for the period from March 1, 2000 to December 31, 2000 to (i) pay standard premium charges for health continuation coverage, if Mr. Stuelpe should exercise his right to elect such continuation coverage with the Company (ii) pay required premiums, subject to contribution by Mr. Stuelpe in certain instances, so that Mr. Stuelpe will continue to be covered by life insurance, accidental death and dismemberment insurance, business travel accident insurance and long term disability insurance, presently covered under the Company's group coverage (iii) pay Mr. Stuelpe the Additional Contributions (as defined in the settlement agreement) with respect to the Company's matching contributions for the 401(k) Plan and the 401(k) Wrap Around Plan for calendar year 2000 (iv) continue to provide Mr. Stuelpe with an automobile, in accordance with past practice and (v) continue to pay, consistent with past practice, Mr. Stuelpe's dues and assessments for various clubs and organizations to which he belongs.

    The remaining outstanding balance of the Promissory Note (as defined in the settlement agreement) shall be forgiven as of February 29, 2000. The Company also agreed to pay a portion of Mr. Stuelpe's legal fees incurred in connection with the settlement agreement.

    As soon as practicable after the Effective Date (as defined in the settlement agreement), the Company will assign to Mr. Stuelpe a certain life insurance policy on Mr. Stuelpe's life, together with its cash surrender value and paid up premiums through December 31, 2000, in full satisfaction of any and all obligations of the Company under the Supplemental Pension Plan (as defined in the settlement agreement). On April 1, 2000, the Company will pay Mr. Stuelpe, $1,270,424, which represents the lump sum value of Mr. Stuelpe's accrued benefits under the Key Executive Officers Retirement Plan (as defined in the settlement agreement).

    Mr. Stuelpe agrees he will not, from and after February 29, 2000, disclose any confidential information of the Company if such disclosure would have a materially adverse effect on the Company. For a period commencing on March 1, 2000 and ending December 31, 2001, Mr. Stuelpe shall not render services to, or have any ownership interest in, any business which is competitive with the Company.

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

    Effective as of August 1, 1999, Mr. Wilhelm entered into a new employment agreement with the Company. Mr. Wilhelm's new employment agreement with the Company provides for a three-year term, scheduled to lapse on July 31, 2002, default annual renewals and an annual base salary of not less than $300,000, subject to annual review, plus an annual bonus based on an annual bonus program to be established by the Company, as well as certain other benefits. Mr. Wilhelm shall hold all confidential information in strict confidence and not publish or otherwise disclose any portion thereof to any person whatsoever except with the prior consent of the Company. During the term of the employment agreement and for 18 months thereafter, Mr. Wilhelm has agreed not to solicit existing clients of the Company or solicit any employees of the Company. These obligations are in addition to Mr. Wilhelm's obligations regarding the Company's confidential information. In consideration for Mr. Wilhelm's agreements regarding confidential information and non-solicitation of the Company's clients and employees, the Company has agreed to pay Mr. Wilhelm Salary Continuation Payments (as defined in the agreement) for a period of 18 months following the Date of Termination (as defined in the agreement).

    If Mr. Wilhelm's employment is terminated for any reason, the Company is obligated to pay Mr. Wilhelm or Mr. Wilhelm's estate, as applicable, an amount equal to the sum of (a) Mr. Wilhelm's annual base salary through the date of termination and (b) accrued but unused vacation pay and other vested benefits. If Mr. Wilhelm's employment shall be terminated for Cause or Performance Reasons (each term as defined in the agreement), the Company shall also pay Mr. Wilhelm the Salary Continuation Payments.

    If Mr. Wilhelm shall voluntarily terminate his employment with the Company, then the Company shall be obligated to pay Mr. Wilhelm (a) his annual base salary through the date of termination, (b) any accrued but unused vacation pay and other vested benefits and (c) Salary Continuation Payments for 18 months. If Mr. Wilhelm terminates his employment voluntarily he shall not be entitled to Severance Pay (as thereafter described); provided however, that any such termination by Mr. Wilhelm for Good Reason ( as defined in the agreement) shall not be considered a voluntary termination and Mr. Wilhelm will be treated as if he had been terminated by the Company other than for Cause or Performance Reasons.

    If Mr. Wilhelm's employment is terminated by the Company other than for death or disability, without Cause and not due to Performance Reasons, the Company is required to (a) pay Mr. Wilhelm Severance Pay equal to the product of two times the sum of (x) Mr. Wilhelm's current annual Salary, plus (y) the amount of any Annual Bonus (as defined in the agreement) paid to Mr. Wilhelm for the preceding calendar year, minus the aggregate amount of Salary Continuation Payments, payable in equal monthly installments over a 24 month period commencing on the Date of Termination, (b) pay Mr. Wilhelm Salary Continuation Payments, and (c) provide Mr. Wilhelm and his family with certain other welfare benefits.

    Mr. Steven Warshauer's current employment agreement with the Company provides for a three-year term, scheduled to lapse on March 26, 2001, default annual renewals, and an annual base salary of not less than $300,000, subject to annual review, plus an annual bonus based on a percentage of the annual base salary to be mutually agreed upon by the Company and Mr. Warshauer, as well as certain other benefits. Mr. Warshauer shall hold all confidential information in strict confidence and not publish or otherwise disclose any portion thereof to any person whatsoever except with the prior written consent of the Company. During the term of the employment agreement and for two years after its termination (or eighteen months if such termination follows a Change in Control (as defined in the agreement)), Mr. Warshauer shall not render services to, or have any ownership interest in, any business which is competitive with the Company in certain geographical areas; provided, however, from and after such time as Mr. Warshauer is no longer employed by the Company for any reason, he may become involved in the operation and management of the Auditorium Garage located in Chicago, as well as own an equity interest in this garage.

    If Mr. Warshauer's employment is terminated by reason of his death, the Company is obligated to pay Mr. Warshauer's estate an amount equal to the sum of
(i) Mr. Warshauer's annual base salary through the end of the calendar month in which death occurs and (ii) any earned and unpaid annual bonus, vacation pay and other vested benefits.

    If Mr. Warshauer's employment is terminated by reason of his Disability (as defined in the agreement), the Company is obligated to pay Mr. Warshauer or his legal representative (a) an amount equal to Mr. Warshauer's annual base salary for the duration of the employment period in effect on the date of termination, reducted by amounts received under any disability program and (b) any earned and unpaid annual bonus and other vested benefits.

    If Mr. Warshauer's employment is terminated by the Company other than for death or Disability and without Cause (as defined in the agreement), the Company is required to continue (A) to pay Mr. Warshauer for the remainder of the employment period in effect immediately before the date of termination his annual base salary and annual bonus(es) through the end of the then current employment period and (B) to provide Mr. Warshauer and/or his family with certain other benefits.

    If Mr. Warshauer's employment is terminated by the Company for any reason other than Cause during the three-year period following a Change in Control (as defined in the agreement), the Company is obligated to (x) pay Mr. Warshauer an amount ("Severance Pay") equal to the greater (1) one and one-half times the sum of (I) Mr. Warshauer's current annual base salary plus (II) the amount of any bonus paid to Mr. Warshauer in the preceding twelve months and (2) the annual base salary and annual bonuses through the end of the then current employment period and (y) continue to provide Mr. Warshauer with certain other benefits for a certain period of time. If Mr. Warshauer terminates his employment voluntarily following a Change of Control, he shall not be entitled to Severance Pay, provided, however, that any such termination by Mr. Warshauer for Good Reason (as defined in the agreement) shall not be considered a voluntarily termination and Mr. Warshauer will be treated as if he had been terminated by the Company other than for Cause.

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


                                                                       AMOUNT OF
                                                                       NATURE OF               PERCENT OF SHARES
      NAME AND ADDRESS                                           BENEFICIAL OWNERSHIP              OUTSTANDING
      ----------------                                      -----------------------------      -----------------
      AP Holdings........................................     26.3 shares of Common Stock               84.0%
      John V. Holten**...................................                 (1)
      Orkla ASA ("Orkla")**..............................                 (2)
      Dosher Partners, L.P.*.............................   1.25 shares of Common Stock(3)               4.0
      Waverly Partners, L.P.*............................   1.25 shares of Common Stock(4)               4.0
      Myron C. Warshauer*................................               (3)(4)
      SP Associates++....................................     2.5 shares of Common Stock(5)              8.0
      G. Walter Stuelpe, Jr.*............................                 (6)
      James V. LaRocco, Jr.*.............................                 (7)
      Directors  and  Executive  Officers as a Group ....         (1)(3)(4)(6)(7)(8)

----------

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

MANAGEMENT CONTRACTS AND RELATED ARRANGEMENTS WITH AFFILIATES

    The Company had a management contract to operate one parking facility in Chicago with an Illinois land trust that is beneficially owned by a partnership which Myron C. Warshauer, Steven A. Warshauer and Stanley Warshauer have an equity interest. All expenses that are typically borne by a facility owner under a management contract, such as salaries, wages and benefits associated with employees at the parking facility and an allocable portion of such costs for supervisory management personnel, the cost of uniforms, supplies, utilities and other direct operating costs ("property-level expenses") are paid by the facility owner. Pursuant to the management contract, the Company received a management fee of approximately $42,000 in 1999. However, certain subordination provisions in the loan agreement between the facility owner and its lender would result in the non-payment of this management fee if operating revenues are insufficient to defray all operating expenses and debt service costs relating to the property. The parking facility was sold to an unaffiliated third party on February 15, 2000. At closing, the Company's management contract was terminated, effective immediately, in consideration for which the Company received a $550,000 termination fee.

    The Company has a management contract with the Buckingham Plaza Limited Partnership ("BPLP") to operate the parking facility at a condominium complex in Chicago of which BPLP was the developer. Myron C. Warshauer and SP Associates own an equity interest in one of BPLP's limited partners. The Company receives an annual management fee of $18,000 pursuant to such management contract. The Company estimates that such management fee is no less than would normally be obtained through arms-length negotiations.

    The Company has management contracts to operate two surface parking lots in Chicago. Myron C. Warshauer, Steven A. Warshauer, Stanley Warshauer, Michael K. Wolf and SP Associates own membership interests in a limited liability company that is a member of the limited liability companies that own such surface parking lots. The Company received a total of $133,000 in management fees for such lots in 1999 under the applicable management contracts. The Company estimates that such management fees are no less favorable than would normally be obtained through arms-length negotiations.

    The Company operates the Clark Fullerton Self Park, a parking facility in which Myron C. Warshauer had a 50% equity interest until the facility was sold to an unaffiliated third party in January, 1999, in connection with which Mr. Warshauer sold his entire equity interest. The Company continues to manage the parking facility pursuant to a management contract that paid the Company a management fee of $23,500 for 1999. Both before and after the sale, the facility owner has paid all of the property-level expenses.

    The Company provides office and related support services to Auditorium Garage, Inc. ("Auditorium"), an Illinois corporation owned by Stanley Warshauer and his wife, in conjunction with Auditorium's management of a parking facility. Auditorium reimbursed the Company for the general and administrative costs associated with providing these services approximately $25,000 in 1999.

    The Company provides office and related support services for a parking facility (the "Theater District Garage") that is leased to Standard/Tremont Parking Corporation ("Standard Tremont"), an Illinois corporation that is owned by Stanley Warshauer, Steven A. Warshauer and Myron C. Warshauer. Standard Tremont reimburses the Company for the general and administrative costs associated with providing these services, which reimbursement totaled $5,000 in 1999.

    The Company pays 15.0% of the lease net operating income derived from one parking facility to Warshauer Management Corporation for services rendered in obtaining the right to operate the facility.

    SP Associates is an affiliate of JMB Realty Corp., from which the Company leases office space for its corporate offices in Chicago. Payments pursuant to the lease agreement aggregated approximately $916,000 during 1999.

    The Company purchases workers' compensation and health insurance covering certain parking facilities from JMB Insurance Agency, Inc., an affiliate of JMB Realty Corp. which in turn is an affiliate of SP Associates. The Company estimates that the premiums and commissions paid for such insurance are comparable to premiums it would pay for comparable coverage from an unrelated third party. Additionally, the Company paid $25,000 to JMB Insurance Agency, Inc. for consulting services during 1999.

    In March of 1998, the Company acquired a lease for $1.4 million from an entity which is 15% owned by certain members of the management group. The lease is for a term of eleven years and calls for annual rent of $185,000 per year plus percentage rent if the property achieves certain earnings levels. In 1999, APCOA/Standard earned $64,400 in net lease revenue under this agreement. The Company believes the terms of this agreement are no less favorable than would normally be obtained through arms-lengths negotiations.

LIABILITY INSURANCE

    Until January 1999, APCOA/Standard participated in a master insurance program with Holberg which served to reduce the insurance costs of the combined group. In connection with the insurance program, during 1998 the Company placed $2.2 million on deposit with an affiliate for insurance collateral purposes.

    In January of 1999, the Company completed the combination of all the insurance programs of all merger and acquired entities into one program. In connection therewith the Company purchased coverage for its previously self-insured layer, and a tail policy to eliminate exposure from retrospective adjustments.

CONSULTING AGREEMENT WITH SIDNEY WARSHAUER

    Consummation of the Combination was conditioned by Standard, among other things, upon the execution of a Consulting Agreement (the "Agreement") between the Company and Sidney Warshauer, the father of Myron C. Warshauer. Sidney Warshauer is 84 years old.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) The following documents are filed as part of this Report:

        1. Financial Statements.

              Report of Independent Auditors
              Audited Consolidated Financial Statements
                  Consolidated Balance Sheets at December 31, 1999
                  and 1998
              For the years ended December 31, 1999, 1998 and 1997:
                  Consolidated Statements of Operations
                  Consolidated Statements of Stockholders' Equity (Deficit) Consolidated Statements of Cash Flows

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

        3. Exhibits


       EXHIBIT
       NUMBER
       ------

        1.1 Purchase Agreement, by and among the Company, the Subsidiary Guarantors, Donaldson, Lufkin & Jenrette Securities Corporation and First Chicago Capital Market, Inc., dated as Of March 25, 1998 (incorporated by reference to Exhibit 1.1 To the Company's Registration Statement on Form S-4 (No. 333-50437) filed on April 17, 1998, as amended on June 9, 1998, July 15, 1998, August 11, 1998 and August 14, 1998 (the
                   "Registration Statement")).
        2.1 Combination Agreement, dated as of January 15, 1998, by and Between APCOA, Inc. and the Standard Owners (incorporated by Reference to Exhibit 2.1 to the Registration Statement).
        3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registration Statement).
        3.2 Amended and Restated By-Laws of the Company (incorporated by Reference to Exhibit 3.2 to the Registration Statement).
        4.1 Indenture, dated as of March 30, 1998, amended as of July 6, 1998 and September 21, 1998, by and among the Company, the Subsidiary Guarantors and State Street Bank and Trust Company (incorporated by reference to Exhibit 4.1 to the Registration Statement).
        4.2        Form of New Note (included as Exhibit A to Exhibit 4.1).
        4.3        Form of New Note Guarantee (included as Exhibit D to Exhibit
                   4.1).
        4.4 Supplemental Indenture, dated as of January 12, 1999 by and Among the Company, the Subsidiary Guarantors and State Street Bank and Trust Company (incorporated by reference to Exhibit
                   4.4 to the Company's Annual Report on Form 10-K filed for December 31, 1998).
        4.5 Supplemental Indenture, dated as of September 21, 1998, Among Virginia Parking Service, Inc., the Company, and State Street Bank and Trust Company (incorporated by reference to Exhibit
                   4.5 to the Company's Annual Report on Form 10-K filed for December 31, 1998).
        4.6 Supplemental Indenture, dated as of July 6, 1998, among S&S Parking, Century Parking, Inc. and Sentry Parking Corporation, the Company, and State Street Bank and Trust Company (incorporated by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K filed for
                   December 31, 1998).
        4.7 First Amendment to Senior Credit Facility dated November 12, 1999 by and among the Company, the Lenders, and N.A. Bank One as agent for Lenders (incorporated by reference to Exhibit 4.7 of the Company's September 30, 1999 Form 10Q).
        4.8        Second Amendment to the Senior Credit Facility dated
                   March 30, 2000 by and among the Company, the Lenders and Bank One N.A., as agent for the Lenders.
       10.1        Registration Rights Agreement, dated as of March 30, 1998,
                   By and among the Company, the Subsidiary Guarantors, Donaldson, Lufkin & Jenrette Securities Corporation and
                   First Chicago Capital Markets, Inc. (incorporated by Reference to Exhibit 10.1 to the Registration Statement).
       10.2 Credit Agreement, dated as of March 30, 1998, by and among The Company, The First National Bank of Chicago, as Agent And Lender, and the Other Institutions party thereto (incorporated by reference to Exhibit 10.2 to the Registration Statement).
       10.3 Stockholders' Agreement, dated as of March 30, 1998, by and Among Dosher Partners, L.P., SP Associates and Holberg, AP Holdings and the Company (incorporated by reference to Exhibit 10.3 to the Registration Statement).
       10.4 Consent and Joinder to Stockholders' Agreement dated as of October 1, 1998, by and among the Company, Dosher Partners, L.P., SP Associates, Holberg, AP Holdings and Waverly (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K filed for December 31, 1998).
       10.5 Stockholders' Agreement, dated as of April 14, 1989, by and Among AP Holdings, Holberg and each member of the management Of the Company who is a stockholder of AP Holdings (incorporated by reference to Exhibit 10.4 to the Registration Statement).
       10.6 Tax Sharing Agreement, dated as of April 28, 1989, as Amended as of March 30, 1998, by and among Holberg, AP Holdings and the Company (incorporated by reference to Exhibit 10.5 to the Registration Statement).

       10.7        Employment Agreement between the Company and Myron C.
                   Warshauer (incorporated by reference to Exhibit 10.6 to the Registration Statement).
       10.8 Employment Agreement between the Company and G. Walter Stuelpe, Jr. (incorporated by reference to Exhibit 10.7 to The Registration Statement).
       10.9        Executive Transition Employment Agreement between the
                   Company and James V. LaRocco, Jr. (incorporated by reference To Exhibit 10.8 to the Registration Statement).
      10.10 Employment Agreement between the Company and Michael K. Wolf (incorporated by reference to Exhibit 10.12 to the Registration Statement).
      10.11 Deferred Compensation Agreement between the Company and Michael K. Wolf (incorporated by reference to Exhibit 10.13 To the Registration Statement).
      10.12 Company Retirement Plan for Key Executive Officers (incorporated by reference to Exhibit 10.14 to the Registration Statement).
      10.13 Consulting Agreement between the Company and Sidney Warshauer (incorporated by reference to Exhibit 10.15 to the Registration Statement).
      10.14        Employment Agreement between the Company and James A.
                   Wilhelm.
      10.15 Promissory Note dated June 25, 1998 by and between G. Walter Stuelpe, Jr. and the Company (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K filed for December 31, 1998).
      10.16 Letter Agreement between the Company and The First National Bank of Chicago as Agent and Lender, dated March 30, 1999. (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K filed for December 31, 1998).
      10.17        Employment Agreement between the Company and
                   Steven Warshauer.
      10.18        Settlement Agreement and Release between the Company and
                   G. Walter Stuelpe Jr.
       21.1        Subsidiaries of the Company.
       25.1 Statement of Eligibility and Qualification of Trustee on Form T-1 of State Street Bank and Trust Company under the Trust Indenture Act of 1939 (incorporated by reference to Exhibit
                   25.1 to the Registration Statement).
       27.1        Financial Data Schedule.

    (b) Reports on Form 8-K

    None.

                    INDEX TO HISTORICAL FINANCIAL STATEMENTS

APCOA/STANDARD PARKING, INC.

Report of Ernst & Young LLP, Independent Auditors........................................................... 35
Consolidated Balance Sheets as of December 31, 1999 and  1998............................................... 36
Consolidated Statements of Operations for each of the three  years in the period ended
     December 31, 1999...................................................................................... 37
Consolidated Statements of Stockholders' Equity (Deficit) for each of the three years in the period ended
     December 31, 1999...................................................................................... 38
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1999 .... 39
Notes to Consolidated Financial Statements.................................................................. 40

                          REPORT OF ERNST & YOUNG LLP,
                              INDEPENDENT AUDITORS

Board of Directors
APCOA/Standard Parking, Inc.

    We have audited the accompanying consolidated balance sheets of APCOA/Standard Parking, Inc. (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                               ERNST & YOUNG LLP

Chicago, Illinois
March  30, 2000

                          APCOA/STANDARD PARKING, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)


                                                                          DECEMBER 31
                                                                    ----------------------
                                                                       1999        1998
                                                                    ---------    ---------
                        ASSETS
Current assets:
  Cash and cash equivalents .....................................   $   5,215    $  19,183
  Notes and accounts receivable, less allowances of $2,301
     and $1,743 in 1999 and 1998, respectively...................      42,715       32,639
  Prepaid expenses and supplies .................................       1,645        2,806
                                                                    ---------    ---------
       Total current assets .....................................      49,575       54,628
Leaseholds and equipment:
  Equipment .....................................................      13,866       10,878
  Leasehold improvements ........................................      20,734       18,663
  Leaseholds ....................................................      42,703       41,417
  Construction in progress ......................................       5,498        2,549
                                                                    ---------    ---------
                                                                       82,801       73,507
  Less accumulated depreciation and amortization ................      50,142       45,889
                                                                    ---------    ---------
                                                                       32,659       27,618
Other assets:
  Advances and deposits .........................................       2,040        3,318
  Cost in excess of net assets acquired, less accumulated
     Amortization of $8,132 and $5,558 in 1999 and 1998,
     respectively ...............................................     114,923      108,741
  Intangible and other assets, less accumulated amortization
     of $2,997 and $1,472 in 1999 and 1998, respectively ........      14,073       17,943
  Due from affiliates ...........................................        --          4,521
                                                                    ---------    ---------
                                                                      131,036      134,523
                                                                    ---------    ---------
       Total assets .............................................   $ 213,270    $ 216,769
                                                                    =========    =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable ..............................................   $  25,289    $  18,184
  Accrued rent ..................................................       7,812        7,262
  Compensation and payroll withholdings .........................      10,621       11,067
  Property, payroll and other taxes .............................       3,554        4,955
  Accrued insurance and expenses ................................      13,151       20,340
  Current portion of long-term borrowings .......................       1,328        1,939
                                                                    ---------    ---------
       Total current liabilities ................................      61,755       63,747
Long-term borrowings, excluding current portion:
  Obligations under credit agreements ...........................     158,100      144,957
  Other .........................................................       8,041        2,535
                                                                    ---------    ---------
                                                                      166,141      147,492
Other long-term liabilities .....................................      11,116       11,675
Redeemable preferred stock ......................................      49,280       44,174
Common stock subject to put/call rights; 5.01 shares issued
  and outstanding ...............................................       4,589        4,589
Common stockholders' deficit:
  Common stock, par value $1.00 per share, 1,000 shares
     authorized; 26.3 shares issued and outstanding .............           1            1
  Additional paid-in capital ....................................      11,422       11,422
  Advances to and deposits with affiliates ......................     (10,553)        --
  Accumulated other comprehensive income ........................         428         --
  Accumulated deficit ...........................................     (80,909)     (66,331)
                                                                    ---------    ---------
  Total common stockholders' deficit ............................     (79,611)     (54,908)
                                                                    ---------    ---------
       Total liabilities and stockholders' deficit ..............   $ 213,270    $ 216,769
                                                                    =========    =========


                 See Notes to Consolidated Financial Statements

                          APCOA/STANDARD PARKING, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                                                                  YEARS ENDED DECEMBER 31
                                                                         -----------------------------------------
                                                                            1999           1998           1997
                                                                         -----------    -----------    -----------
Gross customer collections ............................................. $ 1,369,319    $ 1,026,085    $   476,183
                                                                         ===========    ===========    ===========
Parking services revenue:
  Lease contracts ...................................................... $   196,441    $   162,568    $    99,594
  Management contracts .................................................      51,458         32,949         18,110
                                                                         -----------    -----------    -----------
                                                                             247,899        195,517        117,704
Costs and expenses:
  Cost of parking services:
     Lease contracts ...................................................     172,217        144,086         85,355
     Management contracts ..............................................      20,877         11,144          9,491
                                                                         -----------    -----------    -----------
                                                                             193,094        155,230         94,846
  General and administrative ...........................................      32,453         23,506         13,528
  Restructuring and other special charges ..............................       5,577         18,050           --
  Depreciation and amortization ........................................       9,343          7,435          3,767
                                                                         -----------    -----------    -----------
  Total costs and expenses .............................................     240,467        204,221        112,141
                                                                         -----------    -----------    -----------
  Operating income (loss) ..............................................       7,432         (8,704)         5,563
  Other expenses (income):
    Interest expense ...................................................      16,743         12,301          3,713
    Interest income ....................................................      (1,059)        (1,363)          (470)
                                                                         -----------    -----------    -----------
                                                                              15,684         10,938          3,243
Income (loss) before minority interest, income taxes and
  extraordinary item ...................................................      (8,252)       (19,642)         2,320
Minority interest ......................................................         468            487            321
Income tax expense .....................................................         752            430            140
                                                                         -----------    -----------    -----------
Income (loss) before extraordinary item ................................      (9,472)       (20,559)         1,859
Extraordinary loss .....................................................        --            2,816           --
                                                                         -----------    -----------    -----------
Net income (loss) ......................................................      (9,472)       (23,375)         1,859
Preferred stock dividends ..............................................      (5,106)        (3,491)          (887)
                                                                         -----------    -----------    -----------
Net loss available for common stockholders ............................. $   (14,578)   $   (26,866)   $       972
                                                                         ===========    ===========    ===========

                 See Notes to Consolidated Financial Statements.

                          APCOA/STANDARD PARKING, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)


                                                  COMMON STOCK                  ADVANCES TO   ACCUMULATED
                                                -----------------  ADDITIONAL   AND DEPOSITS      OTHER
                                                 NUMBER     PAR     PAID-IN        WITH      COMPREHENSIVE   ACCUMULATED
                                                OF SHARES  VALUE    CAPITAL      AFFILIATES      INCOME        DEFICIT    TOTAL
                                                ---------  -----   ----------  ------------ -------------   ----------- ----------
Balance (deficit) at January 1, 1997 .........    26.3    $   1    $ 17,205     $     --       $     --       $(40,437)   $(23,231)
Net income ...................................                                                                   1,859       1,859
Preferred stock dividends ....................                                                                    (887)       (887)
                                                  ----    -----    --------     --------       --------       --------    --------
Balance (deficit) at December 31, 1997 .......    26.3        1      17,205                                    (39,465)    (22,259)
Net loss .....................................                                                                 (23,375)    (23,375)
Non-cash distribution to affiliate ...........                       (6,511)          --             --                     (6,511)
Contribution to capital ......................                          728           --             --                        728
Preferred stock dividends ....................                                                                  (3,491)     (3,491)
                                                  ----    -----    --------     --------       --------       --------    --------
Balance (deficit) at December 31, 1998 .......    26.3        1    $ 11,422                                   $(66,331)   $(54,908)
Net loss .....................................                                                                  (9,472)     (9,472)
Cumulative translation adjustment ............                                                      428                        428
                                                                                                                          --------
Comprehensive loss ...........................                                                                              (9,044)
                                                                                                                          --------
Preferred stock dividends ....................                                                                  (5,106)     (5,106)
Advances to and deposits with affiliates .....                                   (10,553)                                  (10,553)
                                                                                --------       --------       --------    --------
Balance (deficit) at December 31, 1999 .......    26.3    $   1    $ 11,422     $(10,553)      $    428       $(80,909)   $(79,611)
                                                  ====    =====    ========     ========       ========       ========    ========


                 See Notes to Consolidated Financial Statements

                          APCOA/STANDARD PARKING, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                       YEAR ENDED DECEMBER 31
                                                                                 -----------------------------------
                                                                                    1999         1998         1997
                                                                                 ---------    ---------    ---------
OPERATING ACTIVITIES
Net income (loss) ............................................................   $  (9,472)   $ (23,375)   $   1,859
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operations:
  Depreciation and amortization ..............................................       9,343        7,435        3,767
  Provision for impairment of assets .........................................        --          2,600         --
  Changes in operating assets and liabilities, net of acquisitions:
     Notes and accounts receivable ...........................................     (11,949)     (14,133)      (3,495)
     Prepaid assets ..........................................................       1,089          477          273
     Other assets ............................................................       2,425         (816)         216
     Accounts payable ........................................................       6,802       (4,834)         294
     Accrued liabilities .....................................................     (12,115)      18,776       (2,982)
     Due from affiliates .....................................................      (3,832)      (6,511)         999
                                                                                 ---------    ---------    ---------
Net cash provided by (used in) operating activities ..........................     (17,709)     (20,381)         931

INVESTING ACTIVITIES
Purchase of leaseholds and equipment .........................................     (10,261)      (7,691)      (2,357)
Purchase of leaseholds and equipment by joint ventures .......................        (339)        (828)        (480)
Increase in other assets .....................................................        --           (461)        (906)
Businesses acquired, net of cash acquired ....................................      (3,181)     (87,045)         151
Proceeds from disposition of leaseholds and equipment ........................         250         --           --
                                                                                 ---------    ---------    ---------
Net cash used in investing activities ........................................     (13,531)     (96,025)      (3,592)

FINANCING  ACTIVITIES
Proceeds from long-term borrowings ...........................................      18,100      140,000        4,269
Payments on long-term borrowings .............................................      (1,660)     (32,298)        (829)
Proceeds from joint venture borrowings .......................................       1,281         --            400
Payments on joint venture borrowings .........................................        (558)        (530)        (389)
Payments of debt issuance costs ..............................................        (319)      (7,588)        --
Proceeds from issuance of redeemable preferred stock .........................        --         40,683         --
Redemption of redeemable preferred stock .....................................        --         (8,000)        --
                                                                                 ---------    ---------    ---------
Net cash provided by financing activities ....................................      16,844      132,267        3,451
                                                                                 ---------    ---------    ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS..................         428         --           --
                                                                                 ---------    ---------    ---------
Increase (decrease) in cash and cash equivalents .............................     (13,968)      15,861          790
Cash and cash equivalents at beginning of year ...............................      19,183        3,322        2,532
                                                                                 ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR .....................................   $   5,215    $  19,183    $   3,322
                                                                                 =========    =========    =========

                 See Notes to Consolidated Financial Statements

                          APCOA/STANDARD PARKING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

NOTE A. SIGNIFICANT ACCOUNTING POLICIES

    APCOA/Standard Parking, Inc. ("APCOA/Standard" or "the Company"), formerly known as APCOA, Inc. ("APCOA"), and its subsidiaries and affiliates manage, operate and develop parking properties throughout the United States and Canada. The Company is a majority-owned subsidiary of AP Holdings, Inc. ("AP Holdings"). The Company provides on-site management services at multi-level and surface facilities in the two major markets of the parking industry: urban parking and airport parking. The Company manages approximately 1,852 parking facilities, containing approximately 1,000,000 parking spaces in over 60 cities across the United States and Canada.

    PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and joint ventures in which the Company has more than 50% ownership interest. Minority interest recorded in the consolidated statement of operations is the joint venture partner's noncontrolling interest in consolidated joint ventures. Minority interest included in the consolidated balance sheets was $5 and $147 at December 31, 1999 and 1998, respectively. Investments in joint ventures of 50% or less ownership interest are reported on the equity method. Investments in joint ventures accounted for using the equity method in the consolidated balance sheets were $315 and $32 at December 31, 1999 and 1998, respectively. All significant intercompany profits, transactions and balances have been eliminated in consolidation.

    GROSS CUSTOMER COLLECTIONS -- Gross customer collections represent gross receipts collected at all leased and managed properties, including unconsolidated affiliates.

    PARKING REVENUE -- The Company recognizes gross receipts from leased locations and management fees earned from management contract properties as parking revenue as the related services are provided. Also included in parking revenue were $2,116 in 1999, $127 in 1998 and $1,207 in 1997 from gains on sales of parking contracts in the ordinary course of business.

    COST OF PARKING SERVICES -- The Company recognizes costs for leases and nonreimbursed costs from managed facilities as cost of parking services. Cost of parking services consists primarily of rent and payroll related costs.

    ADVERTISING COSTS -- Advertising costs are expensed as incurred and are included in general and administrative expenses. Advertising expenses aggregated $402, $343 and $440 for 1999, 1998 and 1997, respectively.

    CASH AND CASH EQUIVALENTS -- Cash equivalents represent funds temporarily invested in money market instruments with maturities of one to five days. Cash equivalents are stated at cost, which approximates market value.

    LEASEHOLDS AND EQUIPMENT -- Leaseholds, equipment and leasehold improvements are stated at cost. Leaseholds (cost of parking contracts) are amortized on a straight-line basis over the average contract life of 7 years. Equipment is depreciated on the straight-line basis over the estimated useful lives of approximately 5 years on average. Leasehold improvements are amortized on the straight-line basis over the terms of the respective leases or the service lives of the improvements, whichever is shorter (average of approximately 7 years). Depreciation and amortization includes losses on abandonments of leaseholds of $105, $260 and $478 in 1999, 1998 and 1997, respectively.

    COST IN EXCESS OF NET ASSETS ACQUIRED (GOODWILL) -- Cost in excess of net assets acquired arising from acquisitions is amortized using the straight-line method over 40 years.

    LONG LIVED ASSETS -- The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

    The Company periodically reviews the carrying value of long-lived assets, including goodwill, contract and lease rights, and non-compete agreements, to determine if the net book values of such assets continue to be recoverable over the remainder of the original estimated useful life. In performing this review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected net future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized based on the estimated diminution of value. If the assets involved are to be held and used in the operations of the Company, consideration is also given to actions or remediations the Company might take in order to achieve the original estimates of cash flows.

     INTANGIBLE ASSETS -- Transaction costs incurred to acquire certain parking businesses and establish parking joint ventures ($576 at December 31, 1999) are being amortized on a straight-line basis over ten years, the estimated life of the underlying parking contracts. Debt issuance costs of $6,576 and $7,020 at December 31, 1999 and 1998 respectively, are amortized over the terms of the credit agreements using the straight-line method which approximates the interest method. Additionally, $4,720 and $6,317 of intangibles at December 31, 1999 and 1998 respectively, consisting primarily of a covenant not to compete, (see Note
B) are being amortized on a straight-line basis over the term of the respective agreements which range from 5 to 10 years.

     FINANCIAL INSTRUMENTS -- The carrying values of cash, accounts receivable and accounts payable are reasonable estimates of their fair value due to the short-term nature of these financial instruments. The Company's 9.25% Senior Subordinated Notes are included in the Consolidated Balance Sheet at $140,000, which represents the aggregate face value of the notes. Market value at December 31, 1999 aggregated $98,000. Other long-term assets and debt have a carrying value that approximates fair value.

    FOREIGN CURRENCY TRANSLATION -- The functional currency of the Company's foreign operations is the local currency. Accordingly, assets and liabilities of the Company's foreign operations are translated from foreign currencies into U.S. dollars at the rates in effect on the balance sheet date while income and expenses are translated at the weighted-average exchange rates for the year. Adjustments resulting from the translations of foreign currency financial statements are accumulated and classified as a separate component of stockholders' equity.

    USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    RECENT ACCOUNTING PRONOUNCEMENTS -- In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement
133), which is required to be adopted on January 1, 2001. Statement 133 requires all derivatives to be recognized in the balance sheet as either assets or liabilities at fair value. Derivatives that are not hedged must be adjusted to fair value through income. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No.
133. Management believes the adoption of this statement will not have a material effect on the Company.

    RECLASSIFICATIONS -- Certain amounts previously presented in the financial statements of prior periods have been reclassified to conform to current year presentation.

NOTE B. ACQUISITIONS

    In January 1998, APCOA entered into a definitive combination agreement to acquire all of the outstanding capital stock, partnership and other equity interests of Standard Parking Corp. and certain of its affiliates ("Standard"). On March 30, 1998, APCOA acquired Standard for consideration consisting of $65,000 in cash, 16% of the common stock of APCOA outstanding as of January 15, 1998 and the assumption of certain liabilities, including a $5,000 consulting and non-compete obligation for one of the former owners of Standard, which represents the current value of the payments to be made, as determined by consulting actuaries. In addition, on March 30, 1998, APCOA paid to the Standard owners $2,822, generally representing Standard's earnings from January 1 through the date of the acquisition and Standard's cash on hand at such time. Financing of the acquisition included a contribution from AP Holdings of $40,683, in exchange for redeemable preferred stock, and other transactions as described below and in Notes D and H.

    The acquisition has been accounted for under the purchase method; accordingly, Standard's results are included in the consolidated financial statements of APCOA/Standard from the date of acquisition. Following is the final purchase price allocation, based on the estimated fair value of assets acquired and liabilities assumed.

         Cash consideration.................................   $ 65,000
         5.01 shares of common stock  issued,  at  calculated
         put/call                                                 4,589
           value............................................
         Closing distribution to the Standard owners........      2,822
         Consulting  and  non-compete  agreement  with former     5,000
           owner............................................
         Direct acquisition costs...........................      7,179
                                                               --------
         Total purchase price...............................   $ 84,590
                                                               ========
         Cash...............................................   $  1,632
         Notes and accounts receivable......................        318
         Prepaid expenses...................................        180
         Leaseholds and equipment...........................      7,971
         Consulting and non-compete agreement...............      5,000
         Cost in excess of net assets acquired..............     77,557
         Other assets.......................................        415
         Accounts payable and accrued expenses..............     (3,855)
         Other costs and liabilities........................     (4,628)
                                                               --------
                                                               $ 84,590
                                                               ========

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

    The following unaudited pro forma results of operations for 1998 assume the acquisition of Standard occurred on January 1, 1998.

                                                             1998
                                                           ---------
                Net revenue..............................  $ 210,075
                Loss before extraordinary item ..........    (19,697)

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

    On April 1, 1999, the Company acquired the assets of Pacific Rim Parking, Inc. ("Pacific Rim") in Los Angeles for $750 in cash and up to $750 in non-interest bearing notes payable over five years. On May 1, 1999 the Company acquired various contracts of System Parking Inc. in Atlanta for $250 in cash. Effective as of July 1, 1999 the Company acquired all of the outstanding stock of Universal Park Holdings, Inc., operating under the names U-Park and Select Valet Parking, in Vancouver B.C. for Canadian $1,610 plus a multiple of EBITDA on a future earnout as defined in the agreement.

    All of these acquisitions have been accounted for under the purchase method and their operating results have been included in the consolidated results since their respective date of acquisition. The historical operating results of the businesses prior to acquisition were not material relative to the consolidated results of APCOA/Standard.

NOTE C. RESTRUCTURING AND OTHER SPECIAL CHARGES

    During 1998, management performed an analysis of the costs associated with implementing the business plan of consolidating the Company's headquarters in Chicago and costs related to Company staff reductions. Included in "restructuring and other special charges" in the accompanying consolidated statement of operations for the years ended December 31, 1999 and 1998 are the following (expenses are cash unless otherwise stated):


                                                                      DECEMBER 31
                                                                   -----------------
                                                                    1999       1998
                                                                   -------   -------
Employee severance costs .......................................   $ 1,607   $ 6,900
Employee relocation costs ......................................      --       5,000
Increase in insurance reserves .................................      --       2,600
Impairment and abandonment of assets that will no
longer be used (non-cash expense)...............................      --       2,600
Incremental integration costs and other ........................     3,070       950
Costs associated with terminated transactions ..................       900      --
                                                                   -------   -------
                                                                   $ 5,577   $18,050
                                                                   =======   =======

    In 1998, the employee severance costs consist of cash compensation and related expenses to 54 people for whom employment was terminated. The employee relocation costs are in connection with the relocation and consolidation of the headquarters of the Company, the relocation of two major field offices, moving Cleveland headquarters staff members to Chicago and other relocations within the field organization. The $2,600 increase in insurance reserves results from a buyout of the insurance program of APCOA in connection with the combination of APCOA and Standard insurance programs. The impairment and abandonment of assets that will no longer be used consists of the write-off of $2,600 of capitalized costs and leasehold improvements. Other incremental integration costs associated with the restructuring plan that do not qualify as exit costs are expensed as incurred and included in "Restructuring and other special charges" in the consolidated statements of operations. These integration costs relate primarily to actions to facilitate the accounting system consolidation and activities to realign and centralize administrative and other support functions.

    In 1999, the employee severance costs relate primarily to a provision for key management severance. The integration costs relate primarily to actions to facilitate the accounting system consolidation and activities to realign and centralize administrative and other support functions. The costs associated with terminated transactions relate to expenses incurred for acquisition activity that was terminated.

NOTE D. BORROWING ARRANGEMENTS

    Long-term borrowings consist of:

                                                                  AMOUNT
                                                               OUTSTANDING
                                                               DECEMBER 31
                                  INTEREST        DUE      -------------------
                                   RATE(S)       DATE        1999        1998
                                 ----------  ------------  --------   --------
  Senior Subordinated Notes ...       9.25%  March, 2008   $140,000   $140,000
  Senior Credit Facility ......    Various   March, 2004     18,100         --
  Joint venture debentures ....11.00-15.00%  Various          5,854      4,993
  Capital leases and other ....    Various   Various          3,515      4,438
                                                          ---------   --------
                                                            167,469    149,431
  Less current portion.........                               1,328      1,939
                                                          ---------   --------
                                                          $ 166,141   $147,492
                                                          =========   ========


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

    The Company's Senior Credit Facility ("the Facility") provides for borrowings of up to $40 million at variable rates based, at the Company's option, either on LIBOR, the overnight federal funds rate, or the bank's base rate. Borrowings outstanding at December 31, 1999 bore interest at 9.125% based on the LIBOR rate. From time to time the Company utilizes the Facility to provide readily-accessible cash for working capital purposes. The Facility includes covenants that limit APCOA/Standard from incurring additional indebtedness, issuing preferred stock or paying dividends, and contains certain other restrictions. At December 31, 1999, borrowings against the Facility aggregated $18,100, and letters of credit outstanding against the Facility aggregated $1,250. As of December 31, 1999, the Company was in compliance with the covenants contained in the Senior Credit Facility or has obtained the necessary waivers on or before March 30, 2000. The Facility was amended on March 30, 2000, with the principle changes to the agreement providing for revisions to interest rates charged on borrowings and certain financial covenants.

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

    The Company has entered into capital leases and various financing agreements, which were used for the purchase of equipment and on November 1, 1997, the Company signed interest free promissory notes in the amount of $1,123 to purchase the remaining interest of an unconsolidated subsidiary. The notes were paid in January 1998.

    The Company paid interest of $15,778; $8,572 and $3,878 in 1999, 1998, and 1997, respectively.

    The aggregate maturities of borrowings outstanding at December 31, 1999 are as follows:

                  2000..............    $  1,328
                  2001..............       1,301
                  2002..............       1,405
                  2003..............       1,041
                  2004..............      18,999
                  2005 and thereafter    143,395
                                        --------
                                        $167,469
                                        ========

NOTE E. INCOME TAXES

    The Company is included in the consolidated federal income tax return filed with its affiliates and has a tax sharing agreement with the affiliates. The Company's income tax provision is determined on a separate return basis. Income tax expense consists of foreign, state and local taxes.

    At December 31, 1999, the Company has net operating loss carryforwards of $54,323 for federal income tax purposes that expire in years 2004 through 2019. Net operating loss carryforwards have been utilized to eliminate federal income tax expense in 1997.

    A reconciliation of the Company's reported income tax expense to the amount computed by multiplying income (loss) before minority interest and income taxes by the effective federal income tax rate is as follows:


                                                     1999       1998      1997
                                                   -------    -------   -------
Statutory provision (benefit)....................  $(2,965)   $(7,801)  $   680
Benefit from carryforward of
  net operating losses...........................     --         --        (680)
Change in valuation allowance....................    2,965      7,801       --
Foreign, state and local income taxes............      752        430       140
                                                   -------    -------   -------
Income tax expense...............................  $   752    $   430   $   140
                                                   =======    =======   =======


    Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1999 and 1998 are as follows:


                                                         1999        1998
                                                     --------    --------
Net operating loss carryforwards...................  $ 21,186    $ 15,130
Casualty/liability insurance.......................      --           990
Accrued compensation...............................     2,569       3,179
Other, net.........................................     1,589       1,089
                                                     --------    --------
                                                       25,344      20,388
Book over tax depreciation and amortization........    (1,124)        318
                                                     --------    --------
Less: valuation allowance for deferred tax assets..    24,220      20,706
Net deferred tax assets............................  $   --      $   --
                                                     ========    ========



    For financial reporting purposes, a valuation allowance for net deferred tax assets will continue to be recorded until realization of such assets is more likely than not.

NOTE F. BENEFIT PLANS

    The Company offers deferred compensation arrangements for certain key executives and sponsors an employees' savings and retirement plan in which certain employees are eligible to participate. Subject to their continued employment by the Company, employees offered supplemental pension arrangements will receive a defined monthly benefit upon attaining age 65. At December 31, 1999 and 1998, the Company has accrued $3,890 and $4,415, respectively, representing the present value of the future benefit payments. Participants in the savings and retirement plan may elect to contribute a portion of their compensation to the plan. The Company, in turn, contributes an amount in cash or other property as required by the plan. Expenses related to these plans amounted to $750, $663 and $612 in 1999, 1998 and 1997, respectively.

    The Company also contributes to two multi-employer defined contribution and nine multi-employer defined benefit plans which cover certain union employees. Expenses related to these plans were $815, $732 and $418 in 1999, 1998 and 1997, respectively.

NOTE G. LEASES

    The Company operates parking facilities under operating leases expiring on various dates, generally prior to the year 2012. Certain of the leases contain options to renew at the Company's discretion.

    At December 31, 1999, the Company was committed to install in future years, at an estimated cost of $444, certain capital improvements at leased facilities.

    Future annual rent expense is not determinable due to the application of percentage factors based on revenues. At December 31, 1999, the Company's minimum rental commitments, under all non-cancelable leases with remaining terms of more than one year, are as follows:



             2000......................      $ 24,642
             2001......................        23,785
             2002......................        19,816
             2003......................        13,293
             2004......................         9,933
             2005 and thereafter ......        37,035

    Rent expense, including percentage rents, was $133,962, $105,452 and $69,113 in 1999, 1998 and 1997, respectively.

NOTE H. REDEEMABLE PREFERRED STOCK

    In connection with the Standard acquisition on March 30, 1998, the Company received $40,683 from AP Holdings in exchange for $70,000 face amount of 11.25% Redeemable Preferred Stock. Dividends are payable quarterly in additional shares of Stock until March 2003, when dividends become payable in cash. The stock is redeemable for cash at the option of the Company or AP Holdings at any time prior to March 2001 in the event of a public equity offering, or at any time subsequent to March 2003.

    Proceeds from the issuance together with the proceeds from the Senior Subordinated Notes described in Note D, were used to finance the acquisition of Standard, to retire certain indebtedness, to redeem preferred stock held by an affiliate, and for general working capital purposes.

NOTE I. CONTINGENCY AND RELATED PARTY TRANSACTIONS

APCOA/Standard's indirect parent company is Holberg Industries, Inc. ("Holberg"); a privately held diversified service company located in Greenwich, Connecticut. Holberg also owns AmeriServe Food Distribution, Inc. ("AmeriServe"), one of the nation's largest food service distributors servicing quick-service and casual dining restaurants in the United States, Canada and Mexico. AmeriServe filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code on January 31, 2000.

APOCA/Standard and AmeriServe are separate and distinct companies with independent sources of funding. However, the AmeriServe Chapter 11 filing is a default under certain debt instruments of Holberg. As a result of such defaults, the creditors of Holberg could take control of Holberg or its subsidiary, AP Holdings, Inc. ("Holdings"). A change in control of Holberg or Holdings would also constitute a change in control of APCOA under the APCOA/Standard debt instruments and of Holdings under its bond indenture. In the event of such a change in control of APCOA/Standard or Holdings, the terms of APCOA/Standard's senior bank credit facility and subordinated bond indenture and of Holdings' bond indenture permit the APCOA/Standard and Holdings creditors, if they believed it were in their interest to do so, to call for immediate payment under such instruments, and APCOA/Standard's or Holdings' failure to pay on such terms would constitute a default thereunder. Holberg and its creditors are negotiating to restructure and debt and eliminate the defaults created as a result of the AmeriServe Chapter 11 filing. Although Holberg currently expects to complete the restructuring of the debt, and further currently expects that its creditors will not seek to obtain control of Holberg, and should APCOA/Standard's or Holdings' indebtedness be accelerated as a result of any action by Holberg's creditors, there is no assurance that APCOA/Standard or Holdings would have sufficient funds to satisfy such obligations.

    Due from affiliates includes a $5,733 receivable from AP Holdings and amounts due from Holberg of $2,620 as the result of various transactions between the Company and Holberg including net cash transferred and reimbursement of certain expenses paid by APCOA/Standard on AP Holdings behalf. Interest is recorded on amounts due based on current investment rates of return.

    Until January 1999, the Company participated in a master insurance program with Holberg which served to reduce the insurance costs of the combined group. In connection with the insurance program, during 1998 the Company placed $2,200 on deposit with a Holberg affiliate for insurance collateral purposes.

    Due to the current financial situation of AmeriServe and its potential impact on Holberg and indirectly AP Holdings, the Company has reclassified the $10,553 of advances to and deposits with these affiliates from a long-term asset to stockholders' equity. Such reclassification was made due to uncertainty regarding the ability of the affiliates to repay such amounts without potentially receiving distributions from the Company.

    Other Related Party Transactions

    In connection with the acquisition of Standard in 1998, the Company made a $6,511 non-cash distribution to Holberg of a receivable for that amount due from Holberg to the Company.

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


                                                      APCOA/     GUARANTOR     NON-GUARANTOR
                                                     STANDARD   SUBSIDIARIES    SUBSIDIARIES     ELIMINATION        TOTAL
                                                     ---------  ------------   --------------    -----------     ------------
1999
Balance Sheet Data:
  Cash and cash equivalents ......................   $   2,569    $   1,963      $     683       $    --         $   5,215
  Notes and accounts receivable ..................      34,973        2,606          5,136            --            42,715
  Current assets .................................      39,130        4,608          5,837            --            49,575
  Leaseholds and equipment, net ..................      17,204        9,263          6,192            --            32,659
  Cost in excess of net assets acquired, net......      19,536       92,590          2,797            --           114,923
  Investment in subsidiaries .....................     102,639         --             --          (102,639)           --
  Total assets ...................................     187,655      112,225         16,029        (102,639)        213,270
  Accounts payable ...............................      15,860        5,962          3,467            --            25,289
  Current liabilities ............................      41,423       10,439          9,893            --            61,755
  Long-term borrowings, excluding current
   portion........................................     160,667          371          5,103            --           166,141
  Redeemable preferred stock .....................      49,280         --             --              --            49,280
  Common stock subject to put/call rights ........       4,589         --             --              --             4,589
  Total stockholders' equity (deficit) ...........     (76,402)      98,889            541        (102,639)        (79,611)
  Total  liabilities and stockholders' equity ....     187,655      112,225         16,029        (102,639)        213,270
Income Statement Data:
   Parking revenue ...............................   $ 107,555    $  99,551      $  40,793       $    --         $ 247,899
   Gross profit ..................................      25,149       24,278          5,378            --            54,805
   Restructuring and other special charges .......       5,577         --             --              --             5,577

   Depreciation and amortization .......................       4,492        3,828        1,023         --          9,343
   Operating income (loss) .............................      10,839       (7,219)       3,812         --          7,432
   Interest expense (income) net .......................      15,225          (86)         545         --         15,684
   Equity in earnings of subsidiaries ..................      (4,700)        --           --          4,700         --
   Net income (loss) ...................................      (9,472)      (7,133)       2,433        4,700       (9,472)
Cash Flows Data:
   Net cash used in operating activities................   $ (15,769)   $  (1,740)   $    (200)   $    --      $ (17,709)
    Investing activities:
    Purchase of leaseholds and equipment ...............      (7,126)      (3,135)        --           --        (10,261)
    Purchase of leaseholds and equipment by
    joint ventures......................................        --           --           (339)        --           (339)
    Businesses acquired ................................      (3,181)        --           --           --         (3,181)
    Other ..............................................         250         --           --           --            250
                                                           ---------    ---------    ---------    ---------    ---------
Net cash used in investing activities ..................     (10,057)      (3,135)        (339)        --        (13,531)
Financing activities:
     Proceeds from long-term borrowings ................      18,100         --           --           --         18,100
     Payments on long-term borrowings ..................      (1,660)        --           --           --         (1,660)
     Proceeds from joint venture borrowings ............       1,281                                               1,281
     Payments on joint venture borrowings ..............        (558)                                               (558)
     Payments of debt issuance costs ...................        (319)        --           --           --           (319)
                                                           ---------    ---------    ---------    ---------    ---------
Net cash provided by financing activities ..............      16,844         --           --           --         16,844
Effect of exchange rate changes ........................         428         --           --           --            428
1998
Balance Sheet Data:
  Cash and cash equivalents ............................   $  10,784    $   7,177    $   1,222    $    --      $  19,183
  Notes and accounts receivable ........................      27,406        3,657        1,576         --         32,639
  Current assets .......................................      38,886       11,968        3,774         --         54,628
  Leaseholds and equipment, net ........................      12,129       10,086        5,403         --         27,618
  Cost in excess of net assets acquired, net ...........      18,966       88,961          814         --        108,741
  Investment in subsidiaries ...........................     107,293         --           --       (107,293)        --
  Total assets .........................................     193,411      118,881       11,770     (107,293)     216,769
  Accounts payable .....................................      11,235        6,390          559         --         18,184
  Current liabilities ..................................      40,757       16,022        6,968         --         63,747
  Long-term borrowings, excluding current ..............     142,716          277        4,499         --        147,492
    portion
  Redeemable preferred stock ...........................      44,174         --           --           --         44,174
  Common stock subject to put/call rights ..............       4,589         --           --           --          4,589
  Total stockholders' equity (deficit) .................     (48,710)     101,544         (449)    (107,293)     (54,908)
  Total  liabilities and stockholders' equity ..........     193,411      118,881       11,770     (107,293)     216,769
Income Statement Data:
  Parking revenue ......................................   $  82,764    $  76,087    $  36,666    $    --      $ 195,517
  Gross profit .........................................      20,034       18,173        2,080         --         40,287
  Restructuring and other special charges ..............      18,050         --           --           --         18,050
  Depreciation and amortization ........................       3,533        2,955          947         --          7,435
  Operating income (loss) ..............................      (9,782)         807          271         --         (8,704)
  Interest expense (income), net .......................      10,311          (12)         639         --         10,938
  Equity in earnings of subsidiaries ...................         (46)        --           --             46         --
  Net income (loss) ....................................     (23,375)         809         (855)          46      (23,375)
Cash Flows Data:
  Net cash provided by (used in)
    operating activities................................    $(25,729)    $  3,816    $   1,532    $    --      $ (20,381)
  Investing activities:
    Purchase of leaseholds and equipment................      (5,387)      (1,476)        (828)        --         (7,691)
    Purchase of leaseholds and equipment by
    joint ventures .....................................        --           --           (828)        --           (828)
   Businesses acquired ................................      (90,863)       3,818         --           --        (87,045)
    Other ..............................................        (461)        --           --           --           (461)
                                                           ---------    ---------    ---------    ---------    ---------
  Net cash provided by (used in) investing
    activities..........................................     (96,711)       2,342       (1,656)        --        (96,025)
  Financing activities:
    Proceeds from long-term borrowings..................      140,000        --            --          --         140,000
    Payments on long-term borrowings ...................     (32,298)        --           (530)        --        (32,828)
    Payments of debt issuance costs ....................      (7,588)        --           --           --         (7,588)
    Proceeds from issuance of preferred stock ..........      40,683         --           --           --         40,683
    Redemption of redeemable preferred
      stock ............................................      (8,000)        --           --           --         (8,000)
                                                           ---------    ---------    ---------    ---------    ---------
  Net cash provided by financing activities ............     132,797         --           (530)        --        132,267

1997
Balance Sheet Data:
  Notes and accounts receivable ...............   $  10,587    $     326   $   2,893    $    --      $  13,806
  Current assets ..............................      12,801        1,292       4,161         --         18,254
  Leaseholds and equipment, net ...............       6,246          227       5,867         --         12,340
  Cost in excess of net assets acquired, net...      16,190        1,432         835         --         18,457
  Investment in subsidiaries ..................       3,652         --          --         (3,652)        --
  Total assets ................................      46,000        3,477      13,270       (3,652)      59,095
  Accounts payable ............................      13,574        1,756       1,071         --         16,401
  Current liabilities .........................      26,593        2,178       6,542         --         35,313
  Long-term borrowings, excluding current
    portion ...................................      28,747         --         5,434         --         34,181
  Redeemable preferred stock ..................       8,728         --          --           --          8,728
  Total stockholders' equity (deficit) ........     (20,229)       1,219         403       (3,652)     (22,259)
  Total liabilities and stockholders'
    equity ....................................      46,000        3,477      13,270       (3,652)      59,095
Income Statement Data:
  Parking revenue .............................   $  80,079    $   3,439   $  34,186    $    --      $ 117,704
  Gross profit ................................      18,400          940       3,518         --         22,858
  Depreciation and amortization ...............       2,836           65         866         --          3,767
  Operating income ............................       4,451          419         693         --          5,563
  Interest expense (income), net ..............       2,654         --           589         --          3,243
  Equity in earnings of subsidiaries ..........         202         --          --           (202)        --
  Net income (loss) ...........................       1,859          419        (217)        (202)       1,859
Cash Flows Data:
  Net cash provided by (used in) operating
    activities.................................   $    (173)   $     704   $     400    $    --      $     931
  Investing activities:
  Purchase of leaseholds and equipment ........      (2,357)        --          (480)        --         (2,837)
    Other .....................................      (1,467)          81         631         --           (755)
  Net cash provided by (used in) investing
    activities.................................      (3,824)          81         151         --         (3,592)
  Financing activities:
    Proceeds from long-term borrowings ........       4,269         --           400         --          4,669
    Payments on long-term borrowings ..........        (685)        --          (533)        --         (1,218)
  Net cash provided by (used in) financing
    activities ................................       3,584         --          (133)        --          3,451

NOTE K. LEGAL PROCEEDINGS

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

                          APCOA/STANDARD PARKING, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                              ADDITIONS
                                                  -----------------------------------
                                                  CHARGED
                                                     TO       CHARGED
                                      BALANCE AT   COSTS        TO                                   BALANCE AT
                                      BEGINNING     AND        OTHER     ACQUISITIONS                   END OF
                                       OF YEAR    EXPENSES    ACCOUNTS      BALANCE   DEDUCTIONS(1)     YEAR
                                      ----------  --------    --------  ------------  -------------  ----------
Year ended December 31, 1997:
  Deducted from asset accounts
     Allowance for doubtful
     accounts .....................   $  315      $  139         --          --         $  (11)        $   443
Year ended December 31, 1998:
  Deducted from asset accounts
     Allowance for doubtful
     accounts .....................      443         317         --         1,000          (17)          1,743
Year ended December 31, 1999:
  Deducted from asset accounts
     Allowance for doubtful
     accounts .....................    1,743         873         --          --           (315)          2,301


----------------

(1) Represents uncollectible account written off, net of recoveries.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 APCOA/STANDARD PARKING, INC.

                                                 By:  /s/
                                                    ----------------------------
                                                    Myron  C. Warshauer
                                                    Director, President and
                                                    Chief Executive Officer

                                                 Date:   3/30/00
                                                       -------------------------



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                       NAME                                      TITLE
                       ----                                      -----
 /s/                                             Director, President and Chief Executive Officer
 -----------------------------------------       (Principal Executive Officer)
          Myron C. Warshauer
 Date:   3/30/00


 /s/                                             Executive Vice President, Chief Financial Officer,
 -----------------------------------------       and Treasurer
           Michael J. Celebrezze                 (Principal Financial and Accounting Officer)

 Date:   3/30/00


 /s/                                             Director and Chairman

------------------------------------------
             John V. Holten

 Date:   3/30/00


 /s/                                             Director and Vice President
------------------------------------------
          Gunnar E. Klintberg

 Date:   3/30/00


 /s/                                             Director
 -----------------------------------------
           Patrick J. Meara

 Date:   3/30/00


 /s/                                             Executive Vice President, General
------------------------------------------       Counsel and Secretary
             Robert N. Sacks

 Date:   3/30/00


/s/                                              Director
 -----------------------------------------
         G. Walter Stuelpe, Jr.


                                INDEX TO EXHIBITS




  EXHIBIT
  NUMBER                           DESCRIPTION
  -------                          -----------
        1.1        Purchase Agreement, by and among the Company, the Subsidiary
                   Guarantors, Donaldson, Lufkin & Jenrette Securities
                   Corporation and First Chicago Capital Market, Inc., dated as
                   Of March 25, 1998 (incorporated by reference to Exhibit 1.1
                   To the Company's Registration Statement on Form S-4 (No.
                   333-50437) filed on April 17, 1998, as amended on June 9,
                   1998, July 15, 1998, August 11, 1998 and August 14, 1998 (the
                   "Registration Statement")).
        2.1        Combination Agreement, dated as of January 15, 1998, by and
                   Between APCOA, Inc. and the Standard Owners (incorporated by
                   Reference to Exhibit 2.1 to the Registration Statement).
        3.1        Amended and Restated Certificate of Incorporation of the
                   Company (incorporated by reference to Exhibit 3.1 to the
                   Registration Statement).
        3.2        Amended and Restated By-Laws of the Company (incorporated by
                   Reference to Exhibit 3.2 to the Registration Statement).
        4.1        Indenture, dated as of March 30, 1998, amended as of July 6,
                   1998 and September 21, 1998, by and among the Company, the
                   Subsidiary Guarantors and State Street Bank and Trust Company
                   (incorporated by reference to Exhibit 4.1 to the Registration
                   Statement).
        4.2        Form of New Note (included as Exhibit A to Exhibit 4.1).
        4.3        Form of New Note Guarantee (included as Exhibit D to Exhibit
                   4.1).
        4.4        Supplemental Indenture, dated as of January 12, 1999 by and
                   Among the Company, the Subsidiary Guarantors and State Street
                   Bank and Trust Company. (incorporated by reference to Exhibit
                   4.4 of the Company's Annual Report on Form 10-K filed for
                   December 31, 1998).
        4.5        Supplemental Indenture, dated as of September 21, 1998, Among
                   Virginia Parking Service, Inc., the Company, and State Street
                   Bank and Trust Company. (incorporated by reference to Exhibit
                   4.5 of the Company's Annual Report on Form 10-K filed for
                   December 31, 1998).
        4.6        Supplemental Indenture, dated as of July 6, 1998, among S&S
                   Parking, Century Parking, Inc. and Sentry Parking
                   Corporation, the Company, and State Street Bank and Trust
                   Company. (incorporated by reference to Exhibit 4.6 of the
                   Company's Annual Report on Form 10-K filed for December 31,
                   1998).
        4.7        First Amendment to Senior Credit Facility dated November 12,
                   1999 by and among the Company, the Lenders, and Bank One N.A.
                   as agent for Lenders (incorporated by reference to
                   Exhibit 4.7 of the Company's September 30, 1999 Form 10Q).
        4.8        Second Amendment to the Senior Credit Facility dated
                   March 30, 2000 by and among the Company, the Lenders and Bank
                   One N.A., as agent for the Lenders.
       10.1        Registration Rights Agreement, dated as of March 30, 1998,
                   By and among the Company, the Subsidiary Guarantors,
                   Donaldson, Lufkin & Jenrette Securities Corporation and
                   First Chicago Capital Markets, Inc. (incorporated by
                   Reference to Exhibit 10.1 to the Registration Statement).
       10.2        Credit Agreement, dated as of March 30, 1998, by and among
                   The Company, The First National Bank of Chicago, as Agent And
                   Lender, and the Other Institutions party thereto
                   (incorporated by reference to Exhibit 10.2 to the
                   Registration Statement).
       10.3        Stockholders' Agreement, dated as of March 30, 1998, by and
                   Among Dosher Partners, L.P., SP Associates and Holberg, AP
                   Holdings and the Company (incorporated by reference to
                   Exhibit 10.3 to the Registration Statement).
       10.4        Consent and Joinder to Stockholders' Agreement dated as of
                   October 1, 1998, by and among the Company, Dosher Partners,
                   L.P., SP Associates, Holberg, AP Holdings and Waverly.
                   (incorporated by reference to Exhibit 10.4 to the Company's
                   Annual Report on Form 10-K filed for December 31, 1998).
       10.5        Stockholders' Agreement, dated as of April 14, 1989, by and
                   Among AP Holdings, Holberg and each member of the management
                   Of the Company who is a stockholder of AP Holdings
                   (incorporated by reference to Exhibit 10.4 to the
                   Registration Statement).
       10.6        Tax Sharing Agreement, dated as of April 28, 1989, as Amended as of March 30, 1998, by and among Holberg, AP Holdings and the Company (incorporated by reference to Exhibit 10.5 to the
                   Registration Statement).



       10.7        Employment Agreement between the Company and Myron C.
                   Warshauer (incorporated by reference to Exhibit 10.6 to the Registration Statement).
       10.8        Employment Agreement between the Company and G. Walter
                   Stuelpe, Jr. (incorporated by reference to Exhibit 10.7 to
                   The Registration Statement).
       10.9        Executive Transition Employment Agreement between the
                   Company and James V. LaRocco, Jr. (incorporated by reference
                   To Exhibit 10.8 to the Registration Statement).
      10.10        Employment Agreement between the Company and Michael K. Wolf
                   (incorporated by reference to Exhibit 10.12 to the Registration Statement).
      10.11        Deferred Compensation Agreement between the Company and
                   Michael K. Wolf (incorporated by reference to Exhibit 10.13
                   To the Registration Statement).
      10.12        Company Retirement Plan for Key Executive Officers
                   (incorporated by reference to Exhibit 10.14 to the Registration Statement).
      10.13        Consulting Agreement between the Company and Sidney Warshauer
                   (incorporated by reference to Exhibit 10.15 to the Registration Statement).
      10.14        Employment Agreement between the Company and James A.
                   Wilhelm.
      10.15        Promissory Note dated June 25, 1998 by and between G. Walter
                   Stuelpe, Jr. and the Company (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K filed for December 31, 1998).
      10.16        Letter Agreement between the Company and The First National
                   Bank of Chicago as Agent and Lender, dated March 30, 1999.
                   (incorporated by reference to Exhibit 10.16 to the Company's
                   Annual Report on Form 10-K filed for December 31, 1998).
      10.17        Employment Agreement between the Company and
                   Steven Warshauer.
      10.18        Settlement Agreement and Release between the Company and
                   G. Walter Stuelpe Jr.
       21.1        Subsidiaries of the Company.
       25.1        Statement of Eligibility and Qualification of Trustee on Form
                   T-1 of State Street Bank and Trust Company under the Trust
                   Indenture Act of 1939 (incorporated by reference to Exhibit
                   25.1 to the Registration Statement).
       27.1        Financial Data Schedule.

    (b) Reports on Form 8-K

    None.