Form 10-Q
period 2000-06-30
APCOA INC
filed 2000-08-09
CIK 1059262

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2000

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

              900 N. Michigan Avenue, Chicago, Illinois 60611-1542 (Address of Principal Executive Offices Including Zip Code)

                                 (312) 274-2000
                        (Registrant's Telephone Number,
                              Including Area Code)

   Former name, address and fiscal year, if changed since last report:

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          APCOA/STANDARD PARKING, INC.

                                FORM 10-Q INDEX

                         Part I. Financial Information

    Item 1. Financial Statements (Unaudited):


            Condensed Consolidated Balance Sheets as of June 30, 2000 and
            December 31, 1999.............................................    3


            Condensed Consolidated Statements of Operations for the three months ended June 30, 2000 and June 30, 1999 and for the six
             months ended June 30, 2000 and June 30, 1999.................    4

            Condensed Consolidated Statements of Cash Flows for the six
             months ended June 30, 2000 and June 30, 1999.................    5


            Notes to Condensed Consolidated Financial Statements..........    6


    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations.....................................   10


    Item 3. Quantitative and Qualitative Disclosures About Market Risk....   14


                           Part II. Other Information

    Item 1. Legal Proceedings.............................................   16


    Item 2. Changes in Securities and Use of Proceeds.....................   16


    Item 3. Defaults upon Senior Securities...............................   16


    Item 4. Submission of Matters to a Vote of Security Holders...........   16


    Item 5. Other Information.............................................   16


    Item 6. Exhibits and Reports on Form 8-K..............................   16


 Signatures................................................................  17


 Exhibits..................................................................  18

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

                          APCOA/STANDARD PARKING, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except for share data)

                                                        June 30,   December 31,
                                                          2000         1999
                                                       ----------- ------------
                                                       (Unaudited)  (see Note)
                        ASSETS
                        ------


Current assets:
  Cash and cash equivalents...........................  $  4,269     $  5,215
  Notes and accounts receivable, net..................    42,990       42,715
  Prepaid expenses and supplies.......................     1,540        1,645
                                                        --------     --------
    Total current assets..............................    48,799       49,575
Leaseholds and equipment, net.........................    32,287       32,659
Advances and deposits.................................     1,438        2,040
Cost in excess of net assets acquired.................   114,586      114,923
Intangible and other assets...........................    12,955       14,073
                                                        --------     --------
    Total assets......................................  $210,065     $213,270
                                                        ========     ========


        LIABILITIES AND STOCKHOLDERS' DEFICIT
        -------------------------------------

Current liabilities:
  Accounts payable....................................  $ 25,927     $ 25,289
  Accrued and other current liabilities...............    29,415       35,138
  Current portion of long-term borrowings.............     1,286        1,328
                                                        --------     --------
    Total current liabilities.........................    56,628       61,755
Long-term borrowings, excluding current portion.......   171,991      166,141
Other long-term liabilities...........................    11,637       11,116
Redeemable preferred stock............................    52,050       49,280
Common stock subject to put/call rights; 5.01 shares
 issued and outstanding...............................     4,589        4,589
Common stockholders' deficit:
  Common stock, par value $1.00 per share; 1,000
   shares authorized; 26.3 shares issued and
   outstanding........................................         1            1
  Additional paid-in capital..........................    11,422       11,422
  Advances to and deposits with affiliates............   (11,052)     (10,553)
  Accumulated other comprehensive income..............      (412)         428
  Accumulated deficit.................................   (86,789)     (80,909)
                                                        --------     --------
    Total common stockholders' deficit................   (86,830)     (79,611)
                                                        --------     --------
    Total liabilities and stockholders' deficit.......  $210,065     $213,270
                                                        ========     ========

--------
Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

           See Notes to Condensed Consolidated Financial Statements.

                          APCOA/STANDARD PARKING, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (in thousands, unaudited)

                                         Three Months
                                             Ended         Six Months Ended
                                       ------------------  ------------------
                                       June 30,  June 30,  June 30,  June 30,
                                         2000      1999      2000      1999
                                       --------  --------  --------  --------
Gross customer collections............ $385,993  $339,000  $752,093  $655,600
                                       ========  ========  ========  ========
Parking services revenue:
  Lease contracts..................... $ 46,386  $ 50,648  $ 93,817  $100,525
  Management contracts................   15,681    12,182    31,341    23,174
                                       --------  --------  --------  --------
                                         62,067    62,830   125,158   123,699
Cost of parking services:
  Lease contracts.....................   40,211    44,873    82,851    88,892
  Management contracts................    6,480     4,282    12,768     8,162
                                       --------  --------  --------  --------
                                         46,691    49,155    95,619    97,054
                                       --------  --------  --------  --------
Gross profit..........................   15,376    13,675    29,539    26,645
General and administrative expenses...    9,152     7,510    18,262    14,516
Restructuring and other special
 charges..............................       99       260       218       410
Depreciation and amortization.........    2,675     2,351     5,216     4,150
                                       --------  --------  --------  --------
Operating income......................    3,450     3,554     5,843     7,569
Interest expense (income):
  Interest expense....................    4,472     4,226     8,893     7,982
  Interest income.....................     (142)     (162)     (349)     (323)
                                       --------  --------  --------  --------
                                          4,330     4,064     8,544     7,659
                                       --------  --------  --------  --------
Loss before minority interest and
 income taxes.........................     (880)     (510)   (2,701)      (90)
Minority interest.....................       86        90       159       257
Income tax expense....................      233       130       250       283
                                       --------  --------  --------  --------
Net loss..............................   (1,199)     (730)   (3,110)     (630)
Preferred stock dividends.............   (1,404)   (1,258)   (2,770)   (2,483)
                                       --------  --------  --------  --------
Net loss available for common
 stockholders......................... $ (2,603) $ (1,988) $ (5,880) $ (3,113)
                                       ========  ========  ========  ========


           See Notes to Condensed Consolidated Financial Statements.

                          APCOA/STANDARD PARKING, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands, unaudited)

                                                            Six Months Ended
                                                            -----------------
                                                             June
                                                              30,    June 30,
                                                             2000      1999
                                                            -------  --------
Operating activities:
Net loss................................................... $(3,110) $   (630)
Adjustments to reconcile net loss to net cash used in
 operations:
  Depreciation and amortization............................   5,216     4,150
  Change in operating assets and liabilities, net of
   acquisitions............................................  (5,061)  (18,457)
                                                            -------  --------
    Net cash used in operating activities..................  (2,955)  (14,937)


Investing activities:
Businesses acquired, net of cash, and including direct
 acquisition costs.........................................     --     (1,426)
Purchase of leaseholds and equipment.......................  (2,706)   (4,339)
Purchase of leaseholds and equipment by joint ventures.....    (169)     (192)
Increase in other assets...................................     --       (920)
                                                            -------  --------
    Net cash used in investing activities..................  (2,875)   (6,877)


Financing activities:
Proceeds from long-term borrowings.........................   6,200    10,700
Payments on long-term borrowings...........................    (173)   (1,273)
Payments on joint venture borrowings.......................    (303)     (237)
                                                            -------  --------
    Net cash provided by financing activities..............   5,724     9,190


Effect of exchange rate on cash and cash equivalents.......    (840)      --
                                                            -------  --------
Decrease in cash and cash equivalents......................    (946)  (12,624)
Cash and cash equivalents at beginning of period...........   5,215    19,183
                                                            -------  --------


Cash and cash equivalents at end of period................. $ 4,269  $  6,559
                                                            =======  ========


Supplemental disclosures:
Cash paid during the period for:
  Interest................................................. $ 7,577  $  7,656
  Taxes....................................................     519        87



           See Notes to Condensed Consolidated Financial Statements.

                          APCOA/STANDARD PARKING, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2000
                           (in thousands, unaudited)

1. Interim Financial Data

   The accompanying unaudited condensed consolidated financial statements of APCOA/Standard Parking, Inc. ("APCOA/Standard" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

   In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the financial position and results of operations have been included. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that might be expected for the fiscal year ending December 31, 2000. The financial statements presented in this Report should be read in conjunction with the consolidated financial statements and footnotes thereto included in APCOA/Standard's 1999 Form 10-K filed March 30, 2000.

   Certain reclassifications have been made to the 1999 financial information to conform to the 2000 presentation.

2. Restructuring and Other Special Charges

   Included in "Restructuring and other special charges" in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2000 and 1999 are the following:

                                                               Six Months Ended
                                                               -----------------
                                                               June 30, June 30,
                                                                 2000     1999
                                                               -------- --------
      Incremental integration costs and other.................   $218     $410
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

   In March of 1998, the Company entered into a $40,000 revolving Senior Credit Facility (the "Facility") with a group of banks. Rates of interest on borrowings against the Facility are indexed to certain key variable rates. At June 30, 2000, borrowings under the Facility aggregated $24,300 and there were letters of credit outstanding against this Facility of $1,250.

   The Notes and Senior Credit Facility contain covenants that limit APCOA/Standard from incurring additional indebtedness and issuing preferred stock, restrict dividend payments, limit transaction with affiliates and restrict certain other transactions. Substantially all of APCOA/Standard's net assets are restricted under these provisions and covenants (See Note 4).

                          APCOA/STANDARD PARKING, INC.

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

                                         Guarantor   Non-Guarantor
                         APCOA/Standard Subsidiaries Subsidiaries  Eliminations  Total
                         -------------- ------------ ------------- ------------ --------
Balance Sheet Data:
June 30, 2000
Cash and cash
 equivalents............    $  1,693      $    259      $ 2,317     $     --    $  4,269
Notes and accounts
 receivable.............      51,095        (8,588)         483           --      42,990
Current assets..........      54,087        (8,169)       2,881           --      48,799
Leaseholds and
 equipment, net.........      17,996         8,330        5,961           --      32,287
Cost in excess of net
 assets acquired, net...      19,225        91,701        3,660           --     114,586
Investment in
 subsidiaries...........      99,716           --           --        (99,716)       --
Total assets............     199,017        97,269       13,495       (99,716)   210,065
Accounts payable........      12,788        10,168        2,971           --      25,927
Current liabilities.....      37,537        12,153        6,938           --      56,628
Long-term borrowings,
 excluding current
 portion................     166,788           354        4,849           --     171,991
Redeemable preferred
 stock..................      52,050           --           --            --      52,050
Common stock subject to
 put/call rights........       4,589           --           --            --       4,589
Total stockholders'
 equity (deficit).......     (68,845)       80,513        1,218       (99,716)   (86,830)
Total liabilities and
 stockholders' equity
 (deficit)..............     199,017        97,269       13,495       (99,716)   210,065

December 31, 1999
Cash and cash
 equivalents............    $  2,569      $  1,963      $   683     $     --    $  5,215
Notes and accounts
 receivable.............      34,973         2,606        5,136           --      42,715
Current assets..........      39,130         4,608        5,837           --      49,575
Leaseholds and
 equipment, net.........      17,204         9,263        6,192           --      32,659
Cost in excess of net
 assets acquired, net...      19,536        92,590        2,797           --     114,923
Investment in
 subsidiaries...........     102,639           --           --       (102,639)       --
Total assets............     187,655       112,225       16,029      (102,639)   213,270
Accounts payable........      15,860         5,962        3,467           --      25,289
Current liabilities.....      41,423        10,439        9,893           --      61,755
Long-term borrowings,
 excluding current
 portion................     160,667           371        5,103           --     166,141
Redeemable preferred
 stock..................      49,280           --           --            --      49,280
Common stock subject to
 put/call rights........       4,589           --           --            --       4,589
Total stockholders'
 equity (deficit).......     (76,402)       98,889          541      (102,639)   (79,611)
Total liabilities and
 stockholders' equity
 (deficit)..............     187,655       112,225       16,029      (102,639)   213,270

                          APCOA/STANDARD PARKING, INC.

                                         Guarantor   Non-Guarantor
                         APCOA/Standard Subsidiaries Subsidiaries  Eliminations  Total
                         -------------- ------------ ------------- ------------ --------
Income Statement Data:
Three Months Ended June
 30, 2000
Parking revenue.........    $30,989       $23,787       $ 7,291      $   --     $ 62,067
Gross profit............      9,476         4,514         1,386          --       15,376
Restructuring and other
 special charges........         99           --            --           --           99
Depreciation and
 amortization...........      1,125         1,244           306          --        2,675
Operating income
 (loss).................      7,274        (4,746)          922          --        3,450
Interest expense, net...      4,208           (33)          155          --        4,330
Equity in earnings of
 subsidiaries...........     (4,261)          --            --         4,261         --
Net income (loss).......     (1,199)       (4,724)          463        4,261      (1,199)

Three Months Ended June
 30, 1999
Parking revenue.........    $24,723       $26,772       $11,335      $   --     $ 62,830
Gross profit............      5,654         5,946         2,075          --       13,675
Restructuring and other
 special charges........        260           --            --           --          260
Depreciation and
 amortization...........      1,248           811           292          --        2,351
Operating income........      1,516           530         1,508          --        3,554
Interest expense, net...      3,974           (28)          118          --        4,064
Equity in earnings of
 subsidiaries...........      1,736           --            --        (1,736)        --
Net income (loss).......       (730)          636         1,100       (1,736)       (730)

Six Months Ended June
 30, 2000
Parking revenue.........    $60,062       $46,945       $18,151      $   --     $125,158
Gross profit............     17,251         8,986         3,302          --       29,539
Restructuring and other
 special charges........        218           --            --           --          218
Depreciation and
 amortization...........      2,073         2,496           647          --        5,216
Operating income
 (loss).................     12,791        (9,293)        2,345          --        5,843
Interest expense, net...      8,270           (40)          314          --        8,544
Equity in earnings of
 subsidiaries...........     (7,623)          --            --         7,623         --
Net income (loss).......     (3,110)       (9,253)        1,630        7,623      (3,110)

Six Months Ended June
 30, 1999
Parking revenue.........    $51,642       $50,416       $21,641      $   --     $123,699
Gross profit............     12,338        11,728         2,579          --       26,645
Restructuring and other
 special charges........        410           --            --           --          410
Depreciation and
 amortization...........      2,213         1,418           519          --        4,150
Operating income........      4,630         1,411         1,528          --        7,569
Interest expense, net...      7,382            (1)          278          --        7,659
Equity in earnings of
 subsidiaries...........      2,337           --            --        (2,337)        --
Net income (loss).......       (630)        1,411           926       (2,337)       (630)

                          APCOA/STANDARD PARKING, INC.

                                         Guarantor   Non-Guarantor
                         APCOA/Standard Subsidiaries Subsidiaries  Eliminations  Total
                         -------------- ------------ ------------- ------------ --------
Statement of Cash Flow
 Data:
Six Months Ended June
 30, 2000
Net cash provided by
 (used in) operating
 activities.............    $ (3,669)     $(1,089)      $ 1,803       $ --      $ (2,955)
Investing activities:
Purchase of leaseholds
 and equipment..........      (2,091)        (615)          --          --        (2,706)
Purchase of leaseholds
 and equipment by joint
 venture................         --           --           (169)        --          (169)
Net cash used in
 investing activities...      (2,091)        (615)         (169)        --        (2,875)
Financing activities:
Proceeds from long-term
 borrowings.............       6,200          --            --          --         6,200
Payments on long-term
 borrowings.............        (173)         --            --          --          (173)
Payments on joint
 venture borrowings.....        (303)         --            --          --          (303)
Net cash provided by
 financing activities...       5,724          --            --          --         5,724
Effect of exchange rate
 changes................        (840)         --            --          --          (840)

Six Months Ended June
 30, 1999
Net cash used in
 operating activities...    $(11,871)     $  (763)      $(2,303)      $ --      $(14,937)
Investing activities:
Purchase of leaseholds
 and equipment..........      (2,844)      (1,495)          --          --        (4,339)
Purchase of leaseholds
 and equipment by joint
 ventures...............         --           --           (192)        --          (192)
Businesses acquired.....      (1,426)         --            --          --        (1,426)
Other...................        (920)         --            --          --          (920)
Net cash used in
 investing activities...      (5,190)      (1,495)         (192)        --        (6,877)
Financing activities:
Proceeds from long-term
 borrowings.............      10,700          --            --          --        10,700
Payments on long-term
 borrowings.............      (1,273)         --            --          --        (1,273)
Payments on joint
 venture borrowings.....        (237)         --            --          --          (237)
Net cash provided by
 financing activities...       9,190          --            --          --         9,190

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

   APCOA/Standard Parking, Inc. ("APCOA/Standard" or the "Company") operates in a single reportable segment operating parking facilities under two types of arrangements: management contracts and leases. Under a management contract, APCOA/Standard typically receives a base monthly fee for managing the property, and may also receive an incentive fee based on the achievement of facility revenues above a base amount. In some instances, APCOA/Standard also receives certain fees for ancillary services. Typically, all of the underlying revenues, expenses and capital expenditures under a management contract flow through to the property owner, not to APCOA/Standard. Under lease arrangements, APCOA/Standard generally pays to the property owner either a fixed annual rental, a percentage of gross customer collections or a combination thereof. APCOA/Standard collects all revenues under lease arrangements and is responsible for most operating expenses, but it is typically not responsible for major maintenance or capital expenditures. As of June 30, 2000, APCOA/Standard operated approximately 79% of its 1,827 parking facilities under management contracts and approximately 21% under leases.

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

Summary of Operating Facilities

   The following table reflects the Company's facilities at the end of the periods indicated:

                                                  June 30, December 31, June 30,
                                                    2000       1999       1999
                                                  -------- ------------ --------
   Managed facilities............................  1,446      1,424      1,278
   Leased facilities.............................    381        403        422
                                                   -----      -----      -----
     Total facilities............................  1,827      1,827      1,700
                                                   =====      =====      =====

   The Company's strategy is to add locations in core cities where a concentration of locations improves customer service levels and operating margins. In general, contracts added as set forth in the table above followed this strategy.

Results of Operations

   Gross customer collections consist of gross receipts collected at all leased and managed properties, including unconsolidated affiliates. Gross customer collections increased $47.0 million, or 13.9%, to $386.0 million in the second quarter of 2000 compared to $339.0 million in the second quarter of 1999. Gross customer collections increased $96.5 million, or 14.7%, to $752.1 million in the first six months of 2000 compared to $655.6 in the first six months of 1999. These increases are attributable to the net addition of 127 locations during the period.

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

 Three Months ended June 30, 2000 Compared to Three Months ended June 30, 1999

   Parking services revenue--lease contracts. Lease contract revenue decreased $4.3 million, or 8.4% to $46.4 million in the second quarter of 2000 as compared to $50.7 million in the second quarter of 1999. This resulted from the net reduction of 41 leases through contract expirations, conversions to management contracts and the loss of one large airport contract in the second half of 1999, and a change in reclassification of reimbursable costs.

   Parking services revenue--management contracts. Management contract revenue increased $3.5 million, or 28.7%, to $15.7 million in the second quarter of 2000 as compared to $12.2 million in the second quarter of 1999. This resulted from the net increase of 168 contracts through internal growth and 1999 acquisitions.

   Cost of parking services--lease contracts. Cost of parking for lease contracts decreased $4.7 million, or 10.4%, to $40.2 million for the second quarter of 2000 from $44.9 million in the second quarter of 1999. This decrease resulted from the reduction of 41 leases through terminations and conversions to management contracts. Gross margin for leases increased to 13.3% for the second quarter of 2000 compared to 11.4% for the second quarter of 1999. This increase was due to the pruning of our contract portfolio of leases with lower operating margins and a reclassification of reimbursable costs.

   Cost of parking services--management contracts. Cost of parking for management contracts increased $2.2 million, or 51.3%, to $6.5 million for the second quarter of 2000 from $4.3 million in the second quarter of 1999. This increase resulted from the addition of a net total of 168 new contracts through internal growth and acquisitions. Gross margin for management contracts declined to 58.7% in the second quarter of 2000 compared to 64.8% for the second quarter of 1999. Most management contracts have no cost of parking services related to them as all costs are reimbursable to the Company. However, several contracts (primarily large airport properties and several urban locations) require the Company to pay for certain costs which are offset by larger management fees. The increase in cost of parking management contracts was related to the addition of several contracts of this type.

   General and administrative expenses. General and administrative expenses increased $1.6 million, or 21.9%, to $9.1 million for the second quarter of 2000 as compared to $7.5 million, for the second quarter of 1999. This increase resulted from costs associated with acquired companies in 1999, inflation, and investment in the Company's infrastructure.

   Restructuring and other special charges. The Company recorded $0.1 million of incremental integration costs in the second quarter of 2000, as compared to $0.3 million in the second quarter of 1999, relating primarily to actions to facilitate the accounting system consolidation and reorganization of administrative and other support functions.

 Six Months ended June 30, 2000 Compared to Six Months ended June 30, 1999

   Parking services revenue--lease contracts. Lease contract revenue decreased $6.7 million, or 6.7%, to $93.8 million in the first six months of 2000 as compared to $100.5 million in the first six months of 1999. This resulted from the net reduction of 41 leases through contract expirations, conversions to management contracts and the loss of one large airport contract in the second half of 1999, and a change in reclassification of reimbursable costs.

   Parking services revenue--management contracts. Management contract revenue increased $8.2 million, or 35.2% to $31.4 million in the first six months of 2000 as compared to $23.2 million in the first six months of 1999. This resulted from the net increase of 168 management contracts through internal growth and 1999 acquisitions.

   Cost of parking services--lease contracts. Cost of parking services for lease contracts decreased $6.0 million, or 6.8%, to $82.9 million in the first six months of 2000 as compared to $88.9 million in the first six months of 1999. This resulted from the reduction of 41 leases through contract expirations and conversations to management contracts. Gross margin for leases increased to 11.7% for the first six months of 2000 compared to 11.6% for the first six months of 1999. This increase was due to the pruning of our contract portfolio of leases with lower operating margins and a reclassification of reimbursable costs.

   Cost of parking services--management contracts. Cost of parking for management contracts increased $4.6 million, or 56.4%, to $12.8 million in the first six months of 2000 as compared to $8.2 million in the first six months of 1999. Gross margin for management contracts declined to 59.3% in the first six months of 2000 compared to 64.8% for the first six months of 1999. Most management contracts have no cost of parking services related to them, as all costs are reimbursable to the Company. However, several contracts (primarily large airports properties and several urban locations) require the company to pay for certain costs which are offset by larger management fees. The increase in cost of parking management contracts was related to the addition of several contracts of this type.

   General and administrative expenses. General and administrative expenses increased $3.8 million, or 25.8%, to $18.3 million for the first six months of 2000 as compared to $14.5 million in the first six months of 1999. This increase resulted from investment in the Company's infrastructure, costs associated with acquired companies in 1999, and inflation.

   Restructuring and other special charges. The Company recorded $0.2 million of incremental integration costs in the first six months of 2000, as compared to $0.4 million in the first half of 1999, relating primarily to actions to facilitate the accounting system consolidation, and reorganization of administrative and other support functions.

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

   The Company had cash and cash equivalents of $4.3 million at June 30, 2000 compared to $5.2 million at December 31, 1999.

 Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

   Net cash used in operating activities totaled $3.0 million for the first six months of 2000 compared to $14.9 million for the first six months of 1999. Cash used during the first six months of 2000 included a $6.5 million interest payment on the Senior Credit Facility, offset by increases in accounts payable and other liabilities of $0.6 million and a decrease in other assets of $1.3 million. Cash used during the first six months of 1999 included $5.5 million for the purchase of an insurance tail policy to cover claims for all years prior to 1999 under APCOA's previous insurance program, $5.0 million for cash restructuring charges and increases in accounts receivable relating to acquired contracts and existing locations of $1.6 million.

   Cash used in investing activities totaled $2.9 million for the first six months of 2000 compared to $6.9 million for the first six months of 1999. Cash used in investing activities in the first six months of 2000 resulted from capital purchases to secure and/or extend leased facilities and investments in management information system enhancements. Cash used in the first six months of 1999 resulted from capital purchases including the furnishing and improvement of the Company's combined office space in Chicago, investment in management information system enhancements, and capital investments to secure and/or extend leased facilities.

   Cash generated from financing activities totaled $5.7 million in the first six months of 2000 compared to $9.2 million for the first six months of 1999. The 2000 activity included $6.2 million in borrowings from the revolving Senior Credit Facility, partially offset by repayments on long-term and joint venture borrowings of $0.5 million. The 1999 activity included $10.7 million in borrowings from the revolving Senior Credit Facility, partially offset by repayments on long-term borrowings of $1.5 million.

Other Liquidity and Capital Resources Information

   The Company's Senior Credit Facility (the "Facility") provides for cash borrowings up to $35 million and Letters of Credit up to $5 million, at variable rates based, at the Company's option, either on LIBOR, the overnight federal funds rate, or the bank's base rate. From time to time the Company utilizes the Facility to provide readily-accessible cash for working capital purposes. The Facility includes covenants that limit the Company from incurring additional indebtedness, issuing preferred stock or paying dividends, and contains certain other restrictions. At June 30, 2000, the Company had $1.3 million of letters of credit outstanding under the Facility and borrowings against the Facility aggregated $24.3 million. The Facility was amended on March 30, 2000, with the principal changes to the agreement providing for revisions to interest rates charged on borrowings and certain financial covenants. The Facility was amended on May 12, 2000, with the principal change to the agreement relating to a change in control.

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

   The Company entered into a $40 million revolving variable rate Senior Credit Facility (see Note 3 of the Notes to the Condensed Consolidated Financial Statements). Interest expense on such borrowing is sensitive to changes in the market rate of interest. If the Company were to borrow the entire $40 million available under the Facility, a 1% increase in the average market rate would result in an increase in the Company's annual interest expense of $0.4 million.

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

   APCOA/Standard's indirect parent company is Holberg Industries, Inc. ("Holberg"), a privately held diversified service company located in Greenwich, Connecticut. Holberg also owns AmeriServe Food Distribution, Inc. ("AmeriServe"), one of the nation's largest food service distributors servicing quick-service and casual dining restaurants in the United States, Canada and Mexico. AmeriServe filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code on January 31, 2000.

   APCOA/Standard and AmeriServe are separate and distinct companies with independent sources of funding. However, the AmeriServe Chapter 11 filing is a default under certain debt instruments of Holberg. As a result of such defaults, the creditors of Holberg could take control of Holberg or its subsidiary, AP Holdings, Inc. ("Holdings"). A change in control of Holberg or Holdings would also constitute a change in control of APCOA under the APCOA/Standard debt instruments and of Holdings under its bond indenture. In the event of such a change in control of APCOA/Standard or Holdings, the terms of APCOA/Standard's senior bank credit facility and subordinated bond indenture and of Holdings' bond indenture permit the APCOA/Standard and Holdings creditors, if they believed it were in their interest to do so, to call, for immediate payment under such instruments, and APCOA/Standard's or Holdings failure to pay on such terms would constitute a default thereunder. Holberg and its creditors are negotiating to restructure the debt and eliminate the defaults created as a result of the AmeriServe Chapter 11 filing. Although Holberg currently expects to complete the restructuring of the debt, and further currently expects that its creditors will not in any event seek to obtain control of Holberg, there can be no assurance that Holberg will be successful in restructuring its debt and eliminating the existing defaults, or that Holberg's creditors will not seek to obtain control of Holberg. Should APCOA/Standard's or Holdings' indebtedness be accelerated as a result of any action by Holberg's creditors, there is no assurance that APCOA/Standard or Holdings would have sufficient funds to satisfy such obligations (see Exhibit 4.9, Third Amendment to the Senior Credit Facility).

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

   None

Item 5. Other Information

   None

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

     Exhibit
     Number                              Description
     -------                             -----------
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

      4.8    Second Amendment to the Senior Credit Facility dated March 30,
              2000 by and among the Company, the Lenders and Bank One N.A., as agent for the Lenders (incorporated by reference to Exhibit 4.8 of the Company's May 12, 2000 Form 10Q).

      4.9 Third Amendment to the Senior Credit Facility dated May 12, 2000 by and among the Company, the Lenders and Bank One N.A., as agent for the Lenders.

     27.1    Financial Data Schedule.

   (b) Reports on Form 8-K

   No current report on Form 8-K was filed by the Company during the quarter ended June 30, 2000.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                          APCOA/Standard Parking, Inc.
                                          (Registrant)

                                          By: _________________________________
August 9, 2000                                      Myron C. Warshauer
                                                  Chief Executive Officer

                                          By: _________________________________
August 9, 2000                                     Theodore C. Pulkownik
                                                 Executive Vice President
                                                and Chief Financial Officer

                               INDEX TO EXHIBITS

 Exhibit
 Number                                Description
 -------                               -----------
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

  4.8 Second Amendment to the Senior Credit Facility dated March 30, 2000 by and among the Company, the Lenders and Bank One N.A., as agent for the Lenders (incorporated by reference to Exhibit 4.8 of the Company's May 12, 2000 Form 10Q).

  4.9 Third Amendment to the Senior Credit Facility dated May 12, 2000 by and among the Company, the Lenders and Bank One N.A., as agent for the Lenders.

 27.1    Financial Data Schedule.