Form 10-Q
period 2000-09-30
APCOA INC
filed 2000-11-14
CIK 1059262

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

               For the quarterly period ended September 30, 2000

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

              900 N. Michigan Avenue, Chicago, Illinois 60611-1542 (Address of Principal Executive Offices, Including Zip Code)

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

                          APCOA/STANDARD PARKING, INC.

                                FORM 10-Q INDEX

                         Part I. Financial Information

   Item 1. Financial Statements (Unaudited):

           Condensed Consolidated Balance Sheets as of September 30, 2000
           and December 31, 1999.........................................     3

           Condensed Consolidated Statements of Operations for the three months ended September  30, 2000 and September 30, 1999 and for the nine months ended September 30, 2000 and  September
           30, 1999 .....................................................     4

           Condensed Consolidated Statements of Cash Flows for the nine
           months ended September  30, 2000 and September 30, 1999 ......     5

           Notes to Condensed Consolidated Financial Statements..........     6

           Management's Discussion and Analysis of Financial Condition
   Item 2. and Results of Operations.....................................    10

   Item 3. Quantitative and Qualitative Disclosures About Market Risk....    14

                           Part II. Other Information

   Item 1. Legal Proceedings...............................................   16

   Item 2. Changes in Securities and Use of Proceeds.......................   16

   Item 3. Defaults upon Senior Securities.................................   16

   Item 4. Submission of Matters to a Vote of Security Holders.............   16

   Item 5. Other Information...............................................   16

   Item 6. Exhibits and Reports on Form 8-K................................   16

Signatures..................................................................  17

Exhibit.....................................................................  18

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

                         APCOA/STANDARD PARKING, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except for share data)

                                                      September 30, December 31,
                                                          2000          1999
                                                      ------------- ------------
                                                       (Unaudited)   (see Note)
                       ASSETS
                       ------
Current assets:
  Cash and cash equivalents.........................    $  7,364      $  5,215
  Notes and accounts receivable, net................      43,427        42,715
  Prepaid expenses and supplies.....................       1,804         1,645
                                                        --------      --------
    Total current assets............................      52,595        49,575
Leaseholds and equipment, net.......................      31,001        32,659
Advances and deposits...............................       1,820         2,040
Cost in excess of net assets acquired...............     114,065       114,923
Intangible and other assets.........................      12,689        14,073
                                                        --------      --------
    Total assets....................................    $212,170      $213,270
                                                        ========      ========

       LIABILITIES AND STOCKHOLDERS' DEFICIT
       -------------------------------------
Current liabilities:
  Accounts payable..................................    $ 31,643      $ 25,289
  Accrued and other current liabilities.............      23,237        35,138
  Current portion of long-term borrowings...........       1,472         1,328
                                                        --------      --------
    Total current liabilities.......................      56,352        61,755
Long-term borrowings, excluding current portion.....     176,925       166,141
Other long-term liabilities.........................      11,667        11,116
Redeemable preferred stock..........................      53,493        49,280
Common stock subject to put/call rights; 5.01 shares
 issued and outstanding.............................       4,589         4,589
Common stockholders' deficit:
  Common stock, par value $1.00 per share; 1,000
   shares authorized; 26.3 shares issued and
   outstanding......................................           1             1
  Additional paid-in capital........................      11,422        11,422
  Advances to and deposits with affiliates..........     (11,232)      (10,553)
  Accumulated other comprehensive (loss) income.....        (504)          428
  Accumulated deficit...............................     (90,543)      (80,909)
                                                        --------      --------
    Total common stockholders' deficit..............     (90,856)      (79,611)
                                                        --------      --------
    Total liabilities and stockholders' deficit.....    $212,170      $213,270
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

           See Notes to Condensed Consolidated Financial Statements.

                          APCOA/STANDARD PARKING, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (in thousands, unaudited)

                             Three Months Ended           Nine Months Ended
                         --------------------------- ---------------------------
                         September 30, September 30, September 30, September 30,
                             2000          1999          2000          1999
                         ------------- ------------- ------------- -------------
Gross customer
 collections............   $402,444      $356,500      1,154,537    $1,012,100
                           ========      ========     ==========    ==========
Parking services
 revenue:
  Lease contracts.......   $ 45,075      $ 46,841     $  138,892    $  147,366
  Management contracts..     18,042        13,435         49,383        36,609
                           --------      --------     ----------    ----------
                             63,117        60,276        188,275       183,975
Cost of parking
 services:
  Lease contracts.......     39,001        40,523        121,852       129,415
  Management contracts..      8,979         5,018         21,747        13,180
                           --------      --------     ----------    ----------
                             47,980        45,541        143,599       142,595
                           --------      --------     ----------    ----------
Gross profit............     15,137        14,735         44,676        41,380
General and
 administrative
 expenses...............      8,734         8,580         26,996        23,096
Restructuring and other
 special charges........      1,219           955          1,437         1,365
Depreciation and
 amortization...........      2,911         2,284          8,127         6,434
                           --------      --------     ----------    ----------
Operating income........      2,273         2,916          8,116        10,485
Interest expense
 (income):
  Interest expense......      4,518         4,048         13,411        12,030
  Interest income.......       (213)         (270)          (562)         (593)
                           --------      --------     ----------    ----------
                              4,305         3,778         12,849        11,437
                           --------      --------     ----------    ----------
Loss before minority
 interest and income
 taxes..................     (2,032)         (862)        (4,733)         (952)
Minority interest.......        155           102            314           359
Income tax expense......        124           241            374           524
                           --------      --------     ----------    ----------
Net loss................     (2,311)       (1,205)        (5,421)       (1,835)
Preferred stock
 dividends..............     (1,443)       (1,294)        (4,213)       (3,777)
                           --------      --------     ----------    ----------
Net loss available for
 common stockholders....   $ (3,754)     $ (2,499)    $   (9,634)   $   (5,612)
                           ========      ========     ==========    ==========


           See Notes to Condensed Consolidated Financial Statements.

                          APCOA/STANDARD PARKING, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands, unaudited)

                                                         Nine Months Ended
                                                    ---------------------------
                                                    September 30, September 30,
                                                        2000          1999
                                                    ------------- -------------
Operating activities:
Net loss...........................................    $(5,421)     $ (1,835)
Adjustments to reconcile net loss to net cash used
 in operations:
  Depreciation and amortization....................      8,127         6,434
  Change in operating assets and liabilities, net
   of acquisitions.................................     (6,492)      (25,428)
                                                       -------      --------
    Net cash used in operating activities..........     (3,786)      (20,829)
Investing activities:
Businesses acquired, net of cash, and including
 direct acquisition costs..........................        --         (3,104)
Purchase of leaseholds and equipment...............     (3,813)       (6,996)
Purchase of leaseholds and equipment by joint
 ventures..........................................       (169)         (303)
                                                       -------      --------
    Net cash used in investing activities..........     (3,982)      (10,403)
Financing activities:
Proceeds from long-term borrowings.................     11,900        20,550
Payments on long-term borrowings...................       (455)       (1,284)
Payments on joint venture borrowings...............       (596)         (330)
                                                       -------      --------
    Net cash provided by financing activities......     10,849        18,936
Effect of exchange rate on cash and cash
 equivalents.......................................       (932)          --
                                                       -------      --------
Increase (decrease) in cash and cash equivalents...      2,149       (12,296)
Cash and cash equivalents at beginning of period...      5,215        19,183
                                                       -------      --------
Cash and cash equivalents at end of period.........    $ 7,364      $  6,887
                                                       =======      ========
Supplemental disclosures:

Cash paid during the period for:
  Interest.........................................    $16,048      $ 13,557
  Taxes............................................        524           487


           See Notes to Condensed Consolidated Financial Statements.

                         APCOA/STANDARD PARKING, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 2000
                           (in thousands, unaudited)

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

   In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the financial position and results of operations have been included. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that might be expected for the fiscal year ending December 31, 2000. The financial statements presented in this Report should be read in conjunction with the consolidated financial statements and footnotes thereto included in APCOA/Standard's 1999 Form 10-K filed March 30, 2000.

   Certain reclassifications have been made to the 1999 financial information to conform to the 2000 presentation.

2. Restructuring, Integration Costs and Other Special Charges

   Included in "Restructuring, integration costs and other special charges" in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2000 and 1999 are the following:

                                                        Nine Months Ended
                                                   ---------------------------
                                                   September 30, September 30,
                                                       2000          1999
                                                   ------------- -------------
      Restructuring, integration costs and other
       special charges............................    $1,437        $1,365
                                                      ======        ======

   The integration costs and other special charges relate primarily to pre-merger costs of $0.7 million, severance costs in connection with reorganization of administrative and other support functions of $0.6 million and other integration costs of $0.1 million.

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

   In March of 1998, the Company entered into a $40,000 revolving Senior Credit Facility (the "Facility") with a group of banks. Rates of interest on borrowings against the Facility are indexed to certain key variable rates. At September 30, 2000, borrowings under the Facility aggregated $30,000 and there were letters of credit outstanding against this Facility of $250.

   The Notes and Senior Credit Facility contain covenants that limit APCOA/Standard from incurring additional indebtedness and issuing preferred stock, restrict dividend payments, limit transaction with affiliates and restrict certain other transactions. Substantially all of APCOA/Standard's net assets are restricted under these provisions and covenants (See Note 4).

                         APCOA STANDARD PARKING, INC.

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

                                                         Non-
                                         Guarantor    Guarantor
                         APCOA/Standard Subsidiaries Subsidiaries Eliminations  Total
                         -------------- ------------ ------------ ------------ --------
Balance Sheet Data:
September 30, 2000
Cash and cash
 equivalents............    $  3,411      $  1,847     $ 2,106     $     --    $  7,364
Notes and accounts
 receivable.............      63,101       (21,952)      2,278           --      43,427
Current assets..........      68,180       (19,982)      4,397           --      52,595
Leaseholds and
 equipment, net.........      17,449         7,832       5,720           --      31,001
Cost in excess of net
 assets acquired, net...      19,173        91,306       3,586           --     114,065
Investment in
 subsidiaries...........      97,788           --          --        (97,788)       --
Total assets............     210,970        84,356      14,632       (97,788)   212,170
Accounts payable........      14,369        14,906       2,368           --      31,643
Current liabilities.....      35,288        15,203       5,861           --      56,352
Long-term borrowings,
 excluding current
 portion................     172,398           175       4,352           --     176,925
Redeemable preferred
 stock..................      53,493           --          --            --      53,493
Common stock subject to
 put/call rights........       4,589           --          --            --       4,589
Total stockholders'
 equity (deficit).......     (61,178)       64,139       3,971       (97,788)   (90,856)
Total liabilities and
 stockholders' equity
 (deficit)..............     210,970        84,356      14,632       (97,788)   212,170

December 31, 1999
Cash and cash
 equivalents............    $  2,569      $  1,963     $   683     $     --    $  5,215
Notes and accounts
 receivable.............      34,973         2,606       5,136           --      42,715
Current assets..........      39,130         4,608       5,837           --      49,575
Leaseholds and
 equipment, net.........      17,204         9,263       6,192           --      32,659
Cost in excess of net
 assets acquired, net...      19,536        92,590       2,797           --     114,923
Investment in
 subsidiaries...........     102,639           --          --       (102,639)       --
Total assets............     187,655       112,225      16,029      (102,639)   213,270
Accounts payable........      15,860         5,962       3,467           --      25,289
Current liabilities.....      41,423        10,439       9,893           --      61,755
Long-term borrowings,
 excluding current
 portion................     160,667           371       5,103           --     166,141
Redeemable preferred
 stock..................      49,280           --          --            --      49,280
Common stock subject to
 put/call rights........       4,589           --          --            --       4,589
Total stockholders'
 equity (deficit).......     (76,402)       98,889         541      (102,639)   (79,611)
Total liabilities and
 stockholders' equity
 (deficit)..............     187,655       112,225      16,029      (102,639)   213,270

                          APCOA STANDARD PARKING, INC.

                                                          Non-
                                          Guarantor    Guarantor
                          APCOA/Standard Subsidiaries Subsidiaries Eliminations  Total
                          -------------- ------------ ------------ ------------ --------
Income Statement Data:
Three Months Ended
 September 30, 2000
Parking revenue.........     $33,045       $22,930      $ 7,142       $  --     $ 63,117
Gross profit............       8,191         4,870        2,076          --       15,137
Restructuring and other
 special charges........       1,219           --           --           --        1,219
Depreciation and
 amortization...........       1,344         1,255          312          --        2,911
Operating income (loss).       3,810        (3,168)       1,631          --        2,273
Interest expense
 (income), net..........       4,191           (34)         148          --        4,305
Equity in earnings of
 subsidiaries...........      (1,928)          --           --         1,928         --
Net income (loss).......      (2,311)       (3,134)       1,206        1,928      (2,311)

Three Months Ended
 September 30, 1999
Parking revenue.........     $27,184       $24,682      $ 8,410       $  --     $ 60,276
Gross profit............       7,011         6,494        1,230          --       14,735
Restructuring and other
 special charges........         955           --           --           --          955
Depreciation and
 amortization...........       1,061           980          243          --        2,284
Operating income........       1,991           253          672          --        2,916
Interest expense
 (income), net..........       3,671           (25)         132          --        3,778
Equity in earnings of
 subsidiaries...........         660           --           --          (660)        --
Net income (loss).......      (1,205)          279          381         (660)     (1,205)

Nine Months Ended
 September 30, 2000
Parking revenue.........     $93,107       $69,875      $25,293       $  --     $188,275
Gross profit............      25,442        13,856        5,378          --       44,676
Restructuring and other
 special charges........       1,437           --           --           --        1,437
Depreciation and
 amortization...........       3,417         3,751          959          --        8,127
Operating income (loss).      16,601       (12,461)       3,976          --        8,116
Interest expense
 (income), net..........      12,461           (74)         462          --       12,849
Equity in earnings of
 subsidiaries...........      (9,551)          --           --         9,551         --
Net income (loss).......      (5,421)      (12,387)       2,836        9,551      (5,421)

Nine Months Ended
 September 30, 1999
Parking revenue.........     $78,826       $75,098      $30,051       $  --     $183,975
Gross profit............      19,349        18,222        3,809          --       41,380
Restructuring and other
 special charges........       1,365           --           --           --        1,365
Depreciation and
 amortization...........       3,274         2,398          762          --        6,434
Operating income........       6,621         1,664        2,200          --       10,485
Interest expense
 (income), net..........      11,053           (26)         410          --       11,437
Equity in earnings of
 subsidiaries...........       2,997           --           --        (2,997)        --
Net income (loss).......      (1,835)        1,690        1,307       (2,997)     (1,835)

                          APCOA STANDARD PARKING, INC.

                                                         Non-
                                         Guarantor    Guarantor
                         APCOA/Standard Subsidiaries Subsidiaries Eliminations  Total
                         -------------- ------------ ------------ ------------ --------

Statement of Cash Flow
 Data:
Nine Months Ended
 September 30, 2000
Net cash provided by
 (used in) operating
 activities.............    $ (5,827)     $   449       $1,592        $--      $ (3,786)
Investing activities:
Purchase of leaseholds
 and equipment..........      (3,248)        (565)         --          --        (3,813)
Purchase of leaseholds
 and equipment by joint
 venture................         --           --          (169)        --          (169)
Net cash used in
 investing activities...      (3,248)        (565)        (169)        --        (3,982)
Financing activities:
Proceeds from long-term
 borrowings.............      11,900          --           --          --        11,900
Payments on long-term
 borrowings.............        (455)         --           --          --          (455)
Payments on joint
 venture borrowings.....        (596)         --           --          --          (596)
Net cash provided by
 financing activities...      10,849          --           --          --        10,849
Effect of exchange rate
 changes................        (932)         --           --          --          (932)

Nine Months Ended
 September 30, 1999
Net cash used in
 operating activities...    $(17,645)     $(2,528)      $ (656)       $--      $(20,829)
Investing activities:
Purchase of leaseholds
 and equipment..........      (5,945)      (1,051)         --          --        (6,996)
Purchase of leaseholds
 and equipment by joint
 ventures...............         --           --          (303)        --          (303)
Businesses acquired.....      (3,104)         --           --          --        (3,104)
Net cash used in
 investing activities...      (9,049)      (1,051)        (303)        --       (10,403)
Financing activities:
Proceeds from long-term
 borrowings.............      20,550          --           --          --        20,550
Payments on long-term
 borrowings.............      (1,614)         --           --          --        (1,614)
Net cash provided by
financing activities....      18,936          --           --          --        18,936

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

   APCOA/Standard Parking, Inc. ("APCOA/Standard" or the "Company") operates in a single reportable segment operating parking facilities under two types of arrangements: management contracts and leases. Under a management contract, APCOA/Standard typically receives a base monthly fee for managing the property, and may also receive an incentive fee based on the achievement of facility revenues above a base amount. In some instances, APCOA/Standard also receives certain fees for ancillary services. Typically, all of the underlying revenues, expenses and capital expenditures under a management contract flow through to the property owner, not to APCOA/Standard. Under lease arrangements, APCOA/Standard generally pays to the property owner either a fixed annual rental, a percentage of gross customer collections or a combination thereof. APCOA/Standard collects all revenues under lease arrangements and is responsible for most operating expenses, but it is typically not responsible for major maintenance or capital expenditures. As of September 30, 2000, APCOA/Standard operated approximately 80% of its 1,889 parking facilities under management contracts and approximately 20% under leases.

   Parking services revenue--leases contracts. Lease parking services revenues consist of all gross customer collections received at a leased facility.

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

   Cost of parking services--leases contracts. Cost of parking services under lease arrangements consist of (i) contractual rental fees paid to the facility owner and (ii) all operating expenses incurred in connection with operating the leased facility. Contractual fees paid to the facility owner are based on either a fixed contractual amount or a percentage of gross revenue, or a combination thereof. Generally under a lease arrangement, APCOA/Standard is not responsible for major capital expenditures or property taxes.

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

Summary of Operating Facilities

   The following table reflects the Company's facilities at the end of the periods indicated:

                                        September 30, December 31, September 30,
                                            2000          1999         1999
                                        ------------- ------------ -------------
      Managed facilities...............     1,509        1,422         1,371
      Leased facilities................       380          403           416
                                            -----        -----         -----
        Total facilities...............     1,889        1,825         1,787
                                            =====        =====         =====

   The Company's strategy is to add locations in core cities where a concentration of locations improves customer service levels and operating margins. In general, contracts added as set forth in the table above followed this strategy.

Results of Operations

   Gross customer collections consist of gross receipts collected at all leased and managed properties, including unconsolidated affiliates. Gross customer collections increased $45.9 million, or 12.9%, to $402.4 million in the third quarter of 2000 compared to $356.5 million in the third quarter of 1999. Gross customer collections increased $142.4 million, or 14.1%, to $1,154.5 million in the first nine months of 2000 compared to $1,012.1 in the first nine months of 1999. These increases are attributable to the net addition of 102 locations during the period.

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

Three Months ended September 30, 2000 Compared to Three Months ended September 30, 1999

   Parking services revenue--lease contracts. Lease contract revenue decreased $1.8 million, or 3.8%, to $45.1 million in the third quarter of 2000 as compared to $46.9 million in the third quarter of 1999. This resulted from the net reduction of 3 leases through contract expirations, conversions to management contracts, and a change in reclassification of reimbursable costs.

   Parking services revenue--management contracts. Management contract revenue increased $4.6 million, or 34.3%, to $18.0 million in the third quarter of 2000 as compared to $13.4 million in the third quarter of 1999. This resulted from the net increase of 67 management contracts through internal growth and conversions from lease contracts.

   Cost of parking services--lease contracts. Cost of parking services for lease contracts decreased $1.5 million, or 3.8%, to $39.0 million in the third quarter of 2000 as compared to $40.5 million in the third quarter of 1999. This resulted from the reduction of 3 lease contracts through contract expirations and conversions to management contracts. Gross margin for leases was 13.5% for the third quarter of 2000 which was equivalent to 13.5% for the third quarter of 1999.

   Cost of parking services--management contracts. Cost of parking for management contracts increased $4.0 million, or 78.9%, to $9.0 million in the third quarter of 2000 as compared to $5.0 million in the third quarter of 1999. Gross margin for management contracts declined to 50.2% in the third quarter of 2000 compared to 62.6% for the third quarter of 1999. Most management contracts have no cost of parking services related to them as all costs are reimbursable to the Company. However, several contracts (primarily large airport properties and several urban locations) require the Company to pay for certain costs which are offset by larger management fees. The increase in cost of parking management contracts was related to the addition of several contracts of this type.

   General and administrative expenses. General and administrative expenses increased $0.1 million, or 1.8%, to $8.7 million for the third quarter of 2000 as compared to $8.6 million in the third quarter of 1999. This increase resulted primarily from inflation, as investment in the Company's infrastructure is now complete.

   Restructuring and other special charges. The Company recorded $1.2 million of other special charges in the third quarter of 2000, as compared to $1.0 million in the third quarter of 1999, relating primarily to pre-merger costs of $0.7 million, severance costs in connection with reorganization of administrative and other support functions of $0.4 million, and other integration costs of $0.1 million.

Nine Months ended September 30, 2000 Compared to Nine Months ended September 30, 1999

   Parking services revenue--lease contracts. Lease contract revenue decreased $8.5 million, or 5.8% to $138.9 million in the first nine months of 2000 as compared to $147.4 million in the first nine months of 1999. This resulted from the net reduction of 36 leases through contract expirations, conversions to management contracts and the loss of one large airport contract in the second half of 1999.

   Parking services revenue--management contracts. Management contract revenue increased $12.8 million, or 34.9%, to $49.4 million in the first nine months of 2000 as compared to $36.6 million in the first nine months of 1999. This resulted from the net increase of 138 management contracts through internal growth, 1999 acquisitions and conversions from lease contracts.

   Cost of parking services--lease contracts. Cost of parking services for lease contracts decreased $7.6 million, or 5.8%, to $121.8 million in the first nine months of 2000 as compared to $129.4 million in the first nine months of 1999. This resulted from the net reduction of 36 leases through contract expirations and conversions to management contracts. Gross margin for leases increased to 12.3% for the first nine months of 2000 compared to 12.2% for the first nine months of 1999. This increase was due to the reduction of lease contracts with lower operating margins.

   Cost of parking services--management contracts. Cost of parking for management contracts increased $8.6 million, or 65.0%, to $21.8 million in the first nine months of 2000 as compared to $13.2 million in the first nine months of 1999. Gross margin for management contracts declined to 56.0% in the first nine months of 2000 compared to 64.0% for the first nine months of 1999. Most management contracts have no cost of parking services related to them as all costs are reimbursable to the Company. However, several contracts (primarily large airport properties and several urban locations) require the Company to pay for certain costs which are offset by larger management fees. The increase in cost of parking management contracts was related to the addition of several contracts of this type.

   General and administrative expenses. General and administrative expenses increased $3.9 million, or 16.9%, to $27.0 million for the first nine months of 2000 as compared to $23.1 million in the first nine months of 1999. This increase resulted from investment in the Company's infrastructure, costs associated with acquired companies in 1999, and inflation.

   Restructuring and other special charges. The Company recorded $1.4 million of other special charges in the first nine months of 2000, as compared to $1.4 million in the first nine months of 1999, relating primarily to pre merger costs of $0.7 million, severance costs in connection with reorganization of administrative and other support functions of $0.6 million and other integration costs of $0.1 million.

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

   The Company had cash and cash equivalents of $7.4 million at September 30, 2000 compared to $5.2 million at December 31, 1999.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

   Net cash used in operating activities totaled $3.8 million for the first nine months of 2000 compared to $20.8 million for the first nine months of 1999. Cash used during the first nine months of 2000 included $13.0 million in interest payments on the 9 1/4% Senior Subordinated Notes, $3.0 million in other interest payments, offset by increases in accounts payable and other liabilities of $6.4 million and a decrease in other assets of $1.2 million. Cash used during the first nine months of 1999 included $13.0 million in interest payments on the 9 1/4% Senior Subordinated Notes and $5.5 million for the purchase of an insurance tail policy to cover claims for all years prior to 1999 under APCOA's previous insurance program. In addition, $5.0 million was used for cash restructuring charges and increases in accounts receivable relating to acquired contracts and existing locations of $4.3 million offset by increases in other liabilities of $3.7 and decreases in prepaid and other assets of $3.3 million.

   Net cash used in investing activities totaled $4.0 million for the first nine months of 2000 compared to $10.4 million for the first nine months of 1999. Cash used in investing activities in the first nine months of 2000 resulted from capital purchases to secure and/or extend leased facilities and investments in management information system enhancements. Cash used in the first nine months of 1999 resulted from capital purchases including the furnishing and improvement of the Company's combined office space in Chicago, investment in management information system enhancements, and capital investments to secure and/or extend leased facilities. On April 1, 1999, the Company acquired the assets of Pacific Rim Parking, Inc. ("Pacific Rim") in Los Angeles for $0.8 million in cash and up to $0.8 million in non-interest bearing notes payable over five years. On May 1, 1999 the Company acquired various contracts of System Parking Inc, located in Atlanta for $0.3 million in cash. Effective July 1, 1999 the Company acquired all of the outstanding stock of Universal Park Holdings Inc, ("Universal Park") operating under the names U-park and Select Valet parking in Vancouver B.C. for $1.2 million plus a multiple of EBITDA on a future earnout as defined in the agreement. These acquisitions have been accounted for under the purchase method. The historical operating results of the businesses prior to acquisition were not material relative to the consolidated results of APCOA/Standard.

   Net cash provided by financing activities totaled $10.8 million in the first nine months of 2000 compared to $18.9 million for the first nine months of 1999. The 2000 activity included $11.9 million in borrowings from the revolving Senior Credit Facility, partially offset by repayments on long-term and joint venture borrowings of $1.1 million. The 1999 activity included $20.5 million in borrowings from the revolving Senior Credit Facility, partially offset by repayments on long-term borrowings of $1.6 million.

Other Liquidity and Capital Resources Information

   The Company's Senior Credit Facility (the "Facility") provides for cash borrowings up to $35.0 million and Letters of Credit up to $5.0 million, at variable rates based, at the Company's option, either on LIBOR, the overnight federal funds rate, or the bank's base rate. From time to time the Company utilizes the Facility to provide readily-accessible cash for working capital purposes. The Facility includes covenants that limit the Company from incurring additional indebtedness, issuing preferred stock or paying dividends, and contains certain other restrictions. At September 30, 2000, the Company had $0.3 million of letters of credit outstanding under the Facility and borrowings against the Facility aggregated $30.0 million. The Facility was amended on March 30, 2000, with the principal changes to the agreement providing for revisions to interest rates charged on borrowings and certain financial covenants. The Facility was amended on May 12, 2000, with the principal change to the agreement relating to a change in control. The Facility was amended on November 14, 2000, with the principal changes to the agreement providing for revisions to interest rates charged on borrowings and certain financial covenants.

   The Company's primary capital requirements are for working capital, capital expenditures and debt service. The Company believes that cash flow from operating activities, cash and cash equivalents and borrowings under the Facility will be adequate to meet the Company's short-term liquidity requirements prior to the maturity of its long-term indebtedness, although no assurance can be provided in this regard.

   If the Company identifies investment opportunities requiring cash in excess of the Company's cash flows and existing cash, the Company may borrow under the Facility, or may seek additional sources of capital. From time to time, the Company utilizes the Facility to provide readily-accessible cash for working capital purposes.

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

   The Company entered into a $40.0 million revolving variable rate Senior Credit Facility (see Note 3 of the Notes to the Condensed Consolidated Financial Statements). Interest expense on such borrowing is sensitive to changes in the market rate of interest. If the Company were to borrow the entire $40.0 million available under the Facility, a 1% increase in the average market rate would result in an increase in the Company's annual interest expense of $0.4 million.

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

   APCOA/Standard and AmeriServe are separate and distinct companies with independent sources of funding. However, the AmeriServe Chapter 11 filing is a default under certain debt instruments of Holberg. As a result of such defaults, the creditors of Holberg could take control of Holberg or its subsidiary, AP Holdings, Inc. ("Holdings"). A change in control of Holberg or Holdings would also constitute a change in control of APCOA under the APCOA/Standard debt instruments and of Holdings under its bond indenture. In the event of such a change in control of APCOA/Standard or Holdings, the terms of APCOA/Standard's senior bank credit facility and subordinated bond indenture and of Holdings' bond indenture permit the APCOA/Standard and Holdings creditors, if they believed it were in their interest to do so, to call, for immediate payment under such instruments, and APCOA/Standard's or Holdings failure to pay on such terms would constitute a default thereunder. Holberg and its creditors are negotiating to restructure the debt and eliminate the defaults created as a result of the AmeriServe Chapter 11 filing. Although Holberg currently expects to complete the restructuring of the debt, and further currently expects that its creditors will not in any event seek to obtain control of Holberg or Holdings, there can be no assurance that Holberg will be successful in restructuring its debt and eliminating the existing defaults, or that Holberg's creditors will not seek to obtain control of Holberg or Holdings. Should APCOA/Standard's or Holdings' indebtedness be accelerated as a result of any action by Holberg's creditors, there is no assurance that APCOA/Standard or Holdings would have sufficient funds to satisfy such obligations (see Exhibit 4.9, Third Amendment to the Senior Credit Facility).

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

   None

Item 5. Other Information

   None

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

     Exhibit
     Number                              Description
     -------                             -----------
     *3.1     Amended and Restated Certificate of Incorporation of the Company
              (incorporated by reference to Exhibit 3.1 to the Company's
              Registration Statement on Form S-4 (No.
              333-50437) filed on April 17, 1998, as amended on June 9, 1998,
              July 15, 1998, August 11, 1998 and August 14, 1998 (the
              "Registration Statement")).

     *3.2 Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Registration Statement).

     *4.1     Indenture, dated as of March 30, 1998, amended as of July 6,
              1998, September 21, 1998 and January 12, 1999 by and among the
              Company, the Subsidiary Guarantors and State Street Bank and
              Trust Company (incorporated by reference to Exhibit 4.1 to the Registration Statement).

     *4.2     Form of New Note (included as Exhibit A to Exhibit 4.1).

     *4.3     Form of New Note Guarantee (included as Exhibit D to Exhibit
              4.1).

     *4.7 First Amendment to Senior Credit Facility dated November 12, 1999 by and among the Company, the Lenders, and N.A. Bank One as agent for Lenders (incorporated by reference to Exhibit 4.7 of the Company's September 10, 1999 Form 10-Q).

     *4.8     Second Amendment to the Senior Credit Facility dated March 30,
              2000 by and among the Company, the Lenders and Bank One N.A., as agent for the Lenders (incorporated by reference to Exhibit 4.8 of the Company's May 12, 2000 Form 10-Q).

     *4.9 Third Amendment to the Senior Credit Facility dated May 12, 2000 by and among the Company, the Lenders and Bank One N.A., as agent for the Lenders. (incorporated by reference to Exhibit 4.9 or the Company's August 9, 2000 Form 10-Q).

     4.10     Fourth Amendment to the Senior Credit Facility dated November 14,
              2000 by and among the Company, the Lenders and Bank One, N.A., as agent for the Lenders.

     27.1     Financial Data Schedule.

--------
 * previously filed

   (b) Reports on Form 8-K

   No current report on Form 8-K was filed by the Company during the quarter ended September 30, 2000.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                          APCOA/Standard Parking, Inc.
                                          (Registrant)

                                                /s/ Myron C. Warshauer
                                          By: _________________________________
                                                    Myron C. Warshauer
                                                  Chief Executive Officer

November 14, 2000


                                                  /s/ G. Marc Baumann
                                          By: _________________________________
                                                      G. Marc Baumann
                                                 Executive Vice President
                                                and Chief Financial Officer

November 14, 2000

                               INDEX TO EXHIBITS

 Exhibit
 Number                                Description
 ------- ----------------------------------------------------------------------
  *3.1   Amended and Restated Certificate of Incorporation of the Company
         (incorporated by reference to
         Exhibit 3.1 to the Company's Registration Statement on Form S-4 (No.
         333-50437) filed on
         April 17, 1998, as amended on June 9, 1998, July 15, 1998, August 11,
         1998 and August 14,
         1998 (the "Registration Statement")).

  *3.2 Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Registration Statement).

  *4.1   Indenture, dated as of March 30, 1998, amended as of July 6, 1998,
         September 21, 1998 and January 12, 1999 by and among the Company, the
         Subsidiary Guarantors and State Street Bank And Trust Company
         (incorporated by reference to Exhibit 4.1 to the Registration
         Statement).

  *4.2   Form of New Note (included as Exhibit A to Exhibit 4.1).

  *4.3   Form of New Note Guarantee (included as Exhibit D to Exhibit 4.1).

  *4.7 First Amendment to Senior Credit Facility dated November 12, 1999 by and among the Company, The Lenders, and N.A. Bank One as agent for Lenders (incorporated by reference to Exhibit 4.7 of the Company's
         September 10, 1999 Form 10-Q).

  *4.8 Second Amendment to the Senior Credit Facility dated March 30, 2000 by and among the Company, the Lenders and Bank One N.A., as agent for the Lenders (incorporated by reference To Exhibit 4.8 of the Company's May
         12, 2000 Form 10-Q).

  *4.9 Third Amendment to the Senior Credit Facility dated May 12, 2000 by and among the Company, The Lenders and Bank One N.A., as agent for the Lenders (incorporated by reference to Exhibit 4.9 or the Company's
         August 9, 2000 Form 10-Q).

  4.10 Fourth Amendment to the Senior Credit Facility dated November 14, 2000 by and among the Company, the Lenders and Bank One, N.A., as agent for the Lenders.

  27.1   Financial Data Schedule.

--------
  *previously filed