Form 10-Q
period 2001-06-30
APCOA INC
filed 2001-08-14
CIK 1059262

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             _____________________


                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001
                      Commission file number:  333-50437

                             _____________________


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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X    NO

As of August 14, 2001, there were [31.31] shares of common stock of the registrant outstanding.

================================================================================

                         APCOA/STANDARD PARKING, INC.
                                FORM 10-Q INDEX

                        Part I.  Financial Information

    Item 1.  Financial Statements (Unaudited):

             Condensed Consolidated Balance Sheets as of June 30, 2001
             and December 31, 2000.............................................3

             Condensed Consolidated Statements of Operations for the
             three months ended June 30, 2001 and June 30, 2000 and for the six months ended June 30, 2001 and June 30, 2000..................4

             Condensed Consolidated Statements of Cash Flows for the six
             months ended June 30, 2001 and June 30, 2000......................5

             Notes to Condensed Consolidated Financial Statements..............6

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................10

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......14

                          Part II.  Other Information

    Item 1.  Legal Proceedings................................................14

    Item 2.  Changes in Securities and Use of Proceeds........................14

    Item 3.  Defaults upon Senior Securities..................................14

    Item 4.  Submission of Matters to a Vote of Security Holders..............14

    Item 5.  Other Information................................................14

    Item 6.  Exhibits and Reports on Form 8-K.................................14

Signatures....................................................................16

Index to Exhibits.............................................................17

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

                          APCOA/STANDARD PARKING, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except for share data)

                                                                                     June 30, 2001     December 31, 2000
                                      ASSETS                                         --------------    ------------------
                                      ------                                          (Unaudited)          (see Note)
Current assets:
 Cash and cash equivalents.........................................................      $   6,754           $   3,539
 Notes and accounts receivable, net................................................         47,005              46,826
 Prepaid expenses and supplies.....................................................          1,446               1,775
                                                                                         ---------           ---------
 Total current assets..............................................................         55,205              52,140
                                                                                         ---------           ---------
Leaseholds and equipment, net......................................................         25,639              28,492
Advances and deposits..............................................................          1,593               2,075
Cost in excess of net assets acquired..............................................        111,793             113,293
Intangible and other assets........................................................         11,509              12,341
                                                                                         ---------           ---------

 Total assets......................................................................      $ 205,739           $ 208,341
                                                                                         =========           =========
                 LIABILITIES AND STOCKHOLDERS' DEFICIT
                 -------------------------------------
Current liabilities:
 Accounts payable..................................................................      $  33,833           $  35,079
 Accrued and other current liabilities.............................................         25,081              27,596
 Current portion of long-term borrowings...........................................          1,453               1,406
                                                                                         ---------           ---------
 Total current liabilities.........................................................         60,367              64,081
Long-term borrowings, excluding current portion....................................        179,040             173,590
Other long-term liabilities........................................................          9,190              10,121
Redeemable preferred stock.........................................................         58,066              54,976
Common stock subject to put/call rights;
    5.01 shares issued and outstanding.............................................          8,255               6,304
Common stockholders' deficit:
 Common stock, par value $1.00 per share; 1,000 shares authorized;
   26.3 shares issued and outstanding..............................................              1                   1
 Additional paid-in capital........................................................         11,422              11,422
 Advances to and deposits with affiliates..........................................        (13,031)            (11,979)
 Accumulated other comprehensive income (loss).....................................            264                (374)
 Accumulated deficit...............................................................       (107,835)            (99,801)
                                                                                         ---------           ---------
 Total common stockholders' deficit................................................       (109,179)           (100,731)
                                                                                         ---------           ---------

 Total liabilities and stockholders' deficit.......................................      $ 205,739           $ 208,341
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

                          APCOA/STANDARD PARKING, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (in thousands, unaudited)


                                                   Three Months Ended                Six Months Ended
                                             ------------------------------   ------------------------------
                                             June 30, 2001   June 30, 2000    June 30, 2001   June 30, 2000
                                             --------------  --------------   --------------  --------------
Gross customer collections................       $400,047        $385,993        $795,524        $752,093
                                                 ========        ========        ========        ========

Parking services revenue:
     Lease contracts......................       $ 41,815        $ 46,386        $ 83,088        $ 93,817
     Management contracts.................         20,742          15,681          41,149          31,341
                                                 --------        --------        --------        --------
                                                   62,557          62,067         124,237         125,158
Cost of parking services:
     Lease contracts......................         37,738          40,211          74,928          82,851
     Management contracts.................         10,393           6,480          20,844          12,768
                                                 --------        --------        --------        --------
                                                   48,131          46,691          95,772          95,619
                                                 --------        --------        --------        --------
Gross profit..............................         14,426          15,376          28,465          29,539
General and administrative expenses.......          8,085           9,152          16,616          18,262
Other special charges.....................              -              99               -             218
Depreciation and amortization.............          2,885           2,675           5,614           5,216
                                                 --------        --------        --------        --------
Operating income..........................          3,456           3,450           6,235           5,843

Interest expense (income):
     Interest expense.....................          4,679           4,472           9,341           8,893
     Interest income......................           (215)           (142)           (433)           (349)
                                                 --------        --------        --------        --------
                                                    4,464           4,330           8,908           8,544
                                                 --------        --------        --------        --------
Loss before minority interest and
  income taxes............................         (1,008)           (880)         (2,673)         (2,701)

Minority interest.........................             76              86             125             159
Income tax expense........................             95             233             195             250
                                                 --------        --------        --------        --------
Net loss..................................         (1,179)         (1,199)         (2,993)         (3,110)
Preferred stock dividends.................          1,566           1,404           3,090           2,770
(Decrease) increase in fair value of
 common stock subject to put/call rights..           (453)              -           1,951               -
                                                 --------        --------        --------        --------
Net loss attributable to common
 stockholders.............................       $ (2,292)       $ (2,603)       $ (8,034)       $ (5,880)
                                                 ========        ========        ========        ========


           See Notes to Condensed Consolidated Financial Statements.

                         APCOA/STANDARD PARKING, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands, unaudited)


                                                                                   Six Months Ended
                                                            --------------------------------------------------------------
                                                                    June 30, 2001                   June 30, 2000
                                                                    -------------                   -------------
Operating activities:
Net loss..................................................           $   (2,993)                     $   (3,110)
Adjustments to reconcile net loss to net cash
  used in operations:
 Depreciation and amortization............................                5,614                           5,216
 Change in operating assets and liabilities, net of
  acquisitions............................................               (3,768)                         (5,061)
                                                                     ----------                      ----------
Net cash used in operating activities.....................               (1,147)                         (2,955)


Investing activities:
Purchase of leaseholds and equipment......................                 (785)                         (2,706)
Purchase of leaseholds and equipment by joint ventures....                   (8)                           (169)
                                                                     ----------                      ----------
Net cash used in investing activities.....................                 (793)                         (2,875)


Financing activities:
Proceeds from long-term borrowings........................                6,050                           6,200
Payments on long-term borrowings..........................                 (782)                           (173)
Payments of debt issuance costs...........................                 (327)                             --
Payments on joint venture borrowings......................                 (424)                           (303)
                                                                     ----------                      ----------
Net cash provided by financing activities.................                4,517                           5,724

Effect of exchange rate on cash and cash equivalents......                  638                            (840)
                                                                     ----------                      ----------


Increase (decrease) in cash and cash equivalents..........                3,215                            (946)
Cash and cash equivalents at beginning of period..........                3,539                           5,215
                                                                     ----------                      ----------

Cash and cash equivalents at end of period................           $    6,754                      $    4,269
                                                                     ==========                      ==========


Supplemental disclosures:
Cash paid during the period for:
 Interest.................................................           $    8,535                      $    7,577
 Taxes....................................................                  413                             519

           See Notes to Condensed Consolidated Financial Statements.

                         APCOA/STANDARD PARKING, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2001
                           (in thousands, unaudited)

1.  Interim Financial Data

     The accompanying unaudited condensed consolidated financial statements of APCOA/Standard Parking, Inc. ("APCOA/Standard" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

     In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the financial position and results of operations have been included. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that might be expected for the fiscal year ending December 31, 2001. The financial statements presented in this Report should be read in conjunction with the consolidated financial statements and footnotes thereto included in APCOA/Standard's 2000 Form 10-K filed April 2, 2001.

     Certain reclassifications have been made to the 2000 financial information to conform to the 2001 presentation.

2.  Other Special Charges

     Included in "Other special charges" in the accompanying condensed consolidated statements of operations are the following:

                                                                                  Six Months Ended
                                                            ------------------------------------------------------------
                                                                    June 30, 2001                  June 30, 2000
                                                                    -------------                  -------------
Incremental integration costs and other...................            $       -                       $    218
                                                                      =========                       ========

     The integration costs relate primarily to actions to facilitate the accounting system consolidation and activities to realign, centralize and reorganize administrative and other support functions.

3.  Borrowing Arrangements

     APCOA/Standard's $140,000 9 1/4% Senior Subordinated Notes were issued in September of 1998 and are due in March of 2008. The Notes are registered with the Securities and Exchange Commission. The Notes were exchanged for unregistered notes with substantially identical terms, which had been issued earlier in 1998 to finance acquisitions, retire certain existing indebtedness and for general working capital purposes.

     In March of 1998, the Company entered into a $40.0 million revolving Senior Credit Facility (the "Facility") with a group of banks. Rates of interest on borrowings against the Facility are indexed to certain key variable rates. At June 30, 2001, borrowings under the Facility aggregated $33.0 million and there were letters of credit outstanding against this Facility of $0.3 million.

     The Notes and Senior Credit Facility contain covenants that limit APCOA/Standard from incurring additional indebtedness and issuing preferred stock, restrict dividend payments, limit transactions with affiliates and restrict certain other transactions. Substantially all of APCOA/Standard's net assets are restricted under these provisions and covenants (See Note 4).

                         APCOA/STANDARD PARKING, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


4.  Subsidiary Guarantors

     Substantially all of the Company's direct or indirect wholly owned domestic subsidiaries, other than inactive subsidiaries, fully, unconditionally, jointly and severally guarantee the Senior Subordinated Notes. Financial statements of the guarantor subsidiaries are not separately presented because, in the opinion of management, such financial statements are not material to investors. The non-guarantor subsidiaries include joint ventures, wholly owned subsidiaries of the Company organized under the laws of foreign jurisdictions, inactive subsidiaries and bankruptcy remote subsidiaries formed in connection with joint ventures, all of which are included in the consolidated financial statements. The following is summarized combined financial information for the Company, the guarantor subsidiaries of the Company and the non-guarantor subsidiaries of the
Company:


                                                                          Guarantor    Non-Guarantor
                                                       APCOA/Standard   Subsidiaries   Subsidiaries   Eliminations     Total
                                                       --------------   ------------   -------------  ------------   ----------
Balance Sheet Data:
-------------------
June 30, 2001
 Cash and cash equivalents...........................     $   6,895       $ (1,611)        $ 1,470      $        -   $   6,754
 Notes and accounts receivable.......................        24,741         13,342           8,922               -      47,005
 Current assets......................................        32,829         11,878          10,498               -      55,205
 Leaseholds and equipment, net.......................        14,495          6,378           4,766               -      25,639
 Cost in excess of net assets acquired, net..........        18,823         89,539           3,431               -     111,793
 Investment in subsidiaries..........................        99,374              -               -         (99,374)          -
 Total assets........................................       173,244        112,548          19,321         (99,374)    205,739
 Accounts payable....................................        19,236         10,217           4,380               -      33,833
 Current liabilities.................................        45,235          6,150           8,982               -      60,367
 Long-term borrowings, excluding current portion.....       175,263            175           3,602               -     179,040
 Redeemable preferred stock..........................        58,066              -               -               -      58,066
 Common stock subject to put/call rights.............         8,255              -               -               -       8,255
 Total stockholders' (deficit) equity................      (119,221)       103,131           6,285         (99,374)   (109,179)
 Total liabilities and stockholders' equity (deficit)       173,244        112,548          19,321         (99,374)    205,739

December 31, 2000
 Cash and cash equivalents...........................     $    (593)      $     76         $ 4,056      $        -   $   3,539
 Notes and accounts receivable.......................        50,972         (7,529)          3,383               -      46,826
 Current assets......................................        50,792         (6,264)          7,612               -      52,140
 Leaseholds and equipment, net.......................        15,693          7,395           5,404               -      28,492
 Cost in excess of net assets acquired, net..........        19,062         90,673           3,558               -     113,293
 Investment in subsidiaries..........................        93,211              -               -         (93,211)          -
 Total assets........................................       187,446         96,818          17,288         (93,211)    208,341
 Accounts payable....................................        21,744         10,172           3,163               -      35,079
 Current liabilities.................................        46,328          8,938           8,815               -      64,081
 Long-term borrowings, excluding current portion.....       169,305            175           4,110               -     173,590
 Redeemable preferred stock..........................        54,976              -               -               -      54,976
 Common stock subject to put/call rights.............         6,304              -               -               -       6,304
 Total stockholders' (deficit) equity................       (94,942)        83,504           3,918         (93,211)   (100,731)
 Total liabilities and stockholders' equity (deficit)       187,446         96,818          17,288         (93,211)    208,341

                         APCOA/STANDARD PARKING, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


                                                                            Guarantor    Non-Guarantor
                                                         APCOA/Standard   Subsidiaries   Subsidiaries   Eliminations    Total
                                                         --------------   ------------   -------------  ------------  ---------
Income Statement Data:
----------------------
Three Months Ended June 30, 2001
 Parking revenue.......................................      $34,397        $22,187         $ 5,973      $       -    $ 62,557
 Gross profit..........................................        9,836          3,350           1,240              -      14,426
 Depreciation and amortization.........................        1,266          1,279             340              -       2,885
 Operating income (loss)...............................        7,430         (4,807)            833              -       3,456
 Interest expense, net.................................        4,356            (68)            176              -       4,464
 Equity in earnings of subsidiaries....................       (4,205)             -               -          4,205           -
 Net (loss) income.....................................       (1,180)        (4,845)            641          4,205      (1,179)

Three Months Ended June 30, 2000
 Parking revenue.......................................      $30,989        $23,787         $ 7,291      $       -    $ 62,067
 Gross profit..........................................        9,476          4,514           1,386              -      15,376
 Other special charges.................................           99              -               -              -          99
 Depreciation and amortization.........................        1,125          1,244             306              -       2,675
 Operating income (loss)...............................        7,274         (4,746)            922              -       3,450
 Interest expense, net.................................        4,208            (33)            155              -       4,330
 Equity in earnings of subsidiaries....................       (4,261)             -               -          4,261           -
 Net (loss) income.....................................       (1,199)        (4,724)            463          4,261      (1,199)

Six Months Ended June 30, 2001
 Parking revenue.......................................      $68,007        $44,580         $11,650      $       -    $124,237
 Gross profit..........................................       18,481          7,596           2,388              -      28,465
 Depreciation and amortization.........................        2,461          2,526             627              -       5,614
 Operating income (loss)...............................       13,657         (9,041)          1,619              -       6,235
 Interest expense, net.................................        8,686            (79)            301              -       8,908
 Equity in earnings of subsidiaries....................       (7,965)             -               -          7,965           -
 Net (loss) income.....................................       (2,994)        (9,067)          1,103          7,965      (2,993)

Six Months Ended June 30, 2000
 Parking revenue.......................................      $60,062        $46,945         $18,151      $       -    $125,158
 Gross profit..........................................       17,251          8,986           3,302              -      29,539
 Other special charges.................................          218              -               -              -         218
 Depreciation and amortization.........................        2,073          2,496             647              -       5,216
 Operating income (loss)...............................       12,791         (9,293)          2,345              -       5,843
 Interest expense, net.................................        8,270            (40)            314              -       8,544
 Equity in earnings of subsidiaries....................       (7,623)             -               -          7,623           -
 Net (loss) income.....................................       (3,110)        (9,253)          1,630          7,623      (3,110)

                          APCOA/STANDARD PARKING, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


                                                                             Guarantor    Non-Guarantor
                                                          APCOA/Standard   Subsidiaries    Subsidiaries   Eliminations    Total
                                                          ---------------  -------------  --------------  ------------  ---------
Statement of Cash Flow Data:
----------------------------
Six Months Ended June 30, 2001
Net cash provided by (used in) operating activities.....      $ 3,459          $(2,028)       $(2,578)        $     -    $(1,147)
Investing activities:
   Purchase of leaseholds and equipment.................         (444)            (341)             -               -       (785)
   Purchase of leaseholds and equipment
    by joint ventures...................................            -                -             (8)              -         (8)
                                                              -------          -------        -------         -------    -------
Net cash used in investing activities...................         (444)            (341)            (8)              -       (793)
Financing activities:
   Proceeds from long-term borrowings...................        6,050                -              -               -      6,050
   Payments on long-term borrowings.....................         (782)               -              -               -       (782)
   Payments of debt issuance costs......................         (327)               -              -               -       (327)
   Payments on joint venture borrowings.................         (424)               -              -               -       (424)
                                                              -------          -------        -------         -------    -------
Net cash provided by financing activities...............        4,517                -              -               -      4,517
Effect of exchange rate changes.........................          638                -              -               -        638

Six Months Ended June 30, 2000
Net cash (used in) provided by operating activities.....      $(3,669)         $(1,089)       $ 1,803         $     -    $(2,955)
Investing activities:
   Purchase of leaseholds and equipment.................       (2,091)            (615)             -               -     (2,706)
   Purchase of leaseholds and equipment by joint
    ventures............................................            -                -           (169)              -       (169)
                                                              -------          -------        -------         -------    -------
Net cash used in investing activities...................       (2,091)            (615)          (169)              -     (2,875)
Financing activities:
   Proceeds from long-term borrowings...................        6,200                -              -               -      6,200
   Payments on long-term borrowings.....................         (173)               -              -               -       (173)
   Payments on joint venture borrowings.................         (303)               -              -               -       (303)
                                                              -------          -------        -------         -------    -------
Net cash provided by financing activities...............        5,724                -              -               -      5,724
Effect of exchange rate changes.........................         (840)               -              -               -       (840)


PART I    FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     APCOA/Standard Parking, Inc. ("APCOA/Standard" or the "Company") operates in a single reportable segment operating parking facilities under two types of arrangements: management contracts and leases. Under a management contract, APCOA/Standard typically receives a base monthly fee for managing the property and may also receive an incentive fee based on the achievement of facility revenues above a base amount. In some instances, APCOA/Standard also receives certain fees for ancillary services. Typically, all of the underlying revenues, expenses and capital expenditures under a management contract flow through to the property owner, not to APCOA/Standard. Under lease arrangements, APCOA/Standard generally pays to the property owner either a fixed annual rental, a percentage of gross customer collections or a combination thereof. APCOA/Standard collects all revenues under lease arrangements and is responsible for most operating expenses, but it is typically not responsible for major maintenance or capital expenditures. As of June 30, 2001, APCOA/Standard operated approximately 81% of its 1,977 parking facilities under management contracts and approximately 19% under leases.

     Parking services revenue--lease contracts. Lease parking services revenues consist of all gross customer collections received at a leased facility.

     Parking services revenue--management contracts. Management contract revenues consist of management fees, including both fixed and revenue-based and fees for ancillary services such as accounting, equipment leasing, consulting and other value-added services with respect to managed locations, but exclude gross customer collections at such locations. Management contracts generally provide APCOA/Standard a management fee regardless of the operating performance of the underlying facility.

     Cost of parking services--lease contracts. Cost of parking services under lease arrangements consist of (i) contractual rental fees paid to the facility owner and (ii) all operating expenses incurred in connection with operating the leased facility. Contractual fees paid to the facility owner are based on either a fixed contractual amount, a percentage of gross revenue or a combination thereof. Generally under a lease arrangement, APCOA/Standard is not responsible for major capital expenditures or property taxes.

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

     General and administrative expenses. General and administrative expenses primarily include salaries, wages, travel and office related expenses for the headquarters, field office and supervisory employees.

Summary of Operating Facilities

     The following table reflects the Company's facilities at the end of the periods indicated:

                                               June 30, 2001            December 31, 2000            June 30, 2000
                                               -------------            -----------------            -------------
Managed facilities.....................            1,609                      1,573                      1,443
Leased facilities......................              368                        365                        380
                                                   -----                      -----                      -----
 Total facilities......................            1,977                      1,938                      1,823
                                                   =====                      =====                      =====

     The Company's strategy is to add locations in core cities where a concentration of locations improves customer service levels and operating margins. In general, contracts added as set forth in the table above followed this strategy.

Results of Operations

     Gross customer collections consist of gross receipts collected at all leased and managed properties, including unconsolidated affiliates. Gross customer collections increased $14.0 million, or 3.6%, to $400.0 million in the second quarter of 2001 compared to $386.0 million in the second quarter of 2000. Gross customer collections increased $43.4 million, or 5.8%, to $795.5 million in the first six months of 2001 compared to $752.1 million in the first six months of 2000. These increases are attributable to the net addition of 154 locations during the period.

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

Three Months ended June 30, 2001 Compared to Three Months ended June 30, 2000

     Parking services revenue--lease contracts. Lease revenue decreased $4.6 million, or 9.9%, to $41.8 million in the second quarter of 2001 as compared to $46.4 million in the second quarter of 2000. This decrease resulted from the net reduction of 12 leases through contract expirations and conversions to management contracts, including the conversion of one large airport property from a lease contract to a management contract.

     Parking services revenue--management contracts. Management contract revenue increased $5.0 million, or 32.3%, to $20.7 million in the second quarter of 2001 as compared to $15.7 million in the second quarter of 2000. This increase resulted from the net increase of 166 contracts through internal growth and conversions from lease contracts.

     Cost of parking services--lease contracts. Cost of parking services for leases decreased $2.5 million, or 6.2%, to $37.7 million for the second quarter of 2001 from $40.2 million in the second quarter of 2000. This decrease resulted from the reduction of 12 leases through terminations and conversions to management contracts. Gross margin for lease contracts declined to 9.8% for the second quarter of 2001 compared to 13.3% for the second quarter of 2000. This decline resulted from increased rents on lease contract renewals, the negative economic impact affecting airport travel volumes and major road construction activity adjacent to several Chicago properties.

     Cost of parking services--management contracts. Cost of parking for management contracts increased $3.9 million, or 60.4%, to $10.4 million for the second quarter of 2001 from $6.5 million in the second quarter of 2000. This increase resulted from the addition of a net total of 166 new contracts through internal growth and conversions from lease contracts. Gross margin for management contracts declined to 49.9% in the second quarter of 2001 compared to 58.7% for the second quarter of 2000. Most management contracts have no cost of parking services related to them, as all costs are reimbursable to the Company. However, several contracts (primarily large airport properties and several urban locations) require the Company to pay for certain costs, which are offset by larger management fees. The increase in cost of parking management contracts was related to the addition of several contracts of this type and the negative economic impact affecting airport travel volumes.

     General and administrative expenses. General and administrative expenses decreased $1.1 million, or 11.7%, to $8.1 million for the second quarter of 2001 as compared to $9.2 million for the second quarter of 2000. This decrease resulted from cost savings, staff reductions and operating efficiencies implemented in the fourth quarter of 2000.

     Other special charges. The Company did not record other special charges in the second quarter of 2001 as compared to $0.1 million in the second quarter of 2000. The 2000 special charges related to actions to facilitate the accounting system consolidation and other support functions.

Six Months ended June 30, 2001 Compared to Six Months ended June 30, 2000

     Parking services--lease contracts. Lease contract revenue decreased $10.7 million, or 11.4%, to $83.1 million in the first six months of 2001 as compared to $93.8 million in the first six months of 2000. This decrease resulted from the net reduction of 12 leases through contract expirations, conversions to management contracts and the conversion of one large airport property from a lease contract to a management contract.

     Parking services revenue--management contracts. Management contract revenue increased $9.8 million, or 31.3%, to $41.1 million in the first six months of 2001 as compared to $31.3 million in the first six months of 2000. This increase resulted from the net increase of 166 management contracts through internal growth and conversions from lease contracts.

     Cost of parking services--lease contracts. Cost of parking services for lease contracts decreased $8.0 million, or 9.6%, to $74.9 million in the first six months of 2001 as compared to $82.9 million in the first six months of 2000. This decrease resulted from the reduction of 12 leases through contract expirations and conversions to management contracts. Gross margin for leases decreased to 9.8% for the first six months of 2001 compared to 11.7% for the first six months of 2000. This decrease resulted from increased rents on lease contract renewals, the negative economic impact affecting airport travel volumes, major road construction activity adjacent to several Chicago properties and additional snow removal costs in the first quarter of the year.

     Cost of parking services--management contracts. Cost of parking for management contracts increased $8.0 million, or 63.3%, to $20.8 million in the first six months of 2001 as compared to $12.8 million in the first six months of 2000. Gross margin for management contracts declined to 49.3% in the first six months of 2001 compared to 59.3% in the first six months of 2000. Most management contracts have no cost of parking services related to them, as all costs are reimbursable to the Company. However, several contracts (primarily large airport properties and several urban locations) require the Company to pay for certain costs, which are offset by larger management fees. The increase in cost of parking management contracts was related to the addition of several contracts of this type and the negative economic impact affecting airport travel volumes.

     General and administrative expenses. General and administrative expenses decreased $1.7 million, or 9.0%, to $16.6 million for the first six months of 2001 as compared to $18.3 million in the first six months of 2000. This decrease resulted from cost savings, staff reductions and operating efficiencies implemented in the fourth quarter of 2000.

     Other special charges. The Company did not record other special charges in the first six months of 2001, as compared to $0.2 million in the first six months of 2000. The 2000 special charges related to actions to facilitate the accounting system consolidation and other support functions.

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

     The Company had cash and cash equivalents of $6.8 million at June 30, 2001 compared to $3.5 million at December 31, 2000.

Six Months ended June 30, 2001 Compared to Six Months ended June 30, 2000

     Net cash used in operating activities totaled $1.1 million for the first six months of 2001 compared to cash used of $3.0 million for the first six months of 2000. Cash used during 2001 included a $0.2 million increase in accounts receivable, a $1.2 million decrease in accounts payable, a $3.8 million decrease in other liabilities due primarily to the $6.5 million interest payment on the Senior Subordinated Notes, which was partially offset by a $1.5 million decrease in prepaid and other assets. Cash used during the first six months of 2000 included a $6.5 million interest payment on the Senior Subordinated Notes, offset by increases in accounts payable and other liabilities of $0.6 million and a decrease in other assets of $1.3 million.

     Cash used in investing activities totaled $0.8 million for the first six months of 2001 compared to $2.9 million for the six months of 2000. Cash used in investing activities in the first six months of 2001 and the first six months of 2000 resulted from capital purchases to secure and/or extend leased facilities and investments in management information system enhancements.

     Cash generated from financing activities totaled $4.5 million in the first six months of 2001 compared to $5.7 million for the first six months of 2000. The 2001 activity included $6.1 million in borrowings from the Senior Credit Facility, offset by repayments on long-term and joint venture borrowings of $1.2 million, as well as payments of debt issuance costs of $0.3 million. The 2000 activity included $6.2 million in borrowings from the Senior Credit Facility, offset by repayments on long-term and joint venture borrowings of $0.5 million.

Other Liquidity and Capital Resources Information

     The Company's Senior Credit Facility (the "Facility") provides cash borrowings up to $40.0 million with sublimits for Letters of Credit up to $10.0 million, at variable rates based, at the Company's option, either on LIBOR, the overnight federal funds rate, or the bank's base rate. The Company utilizes the Facility to provide readily-accessible cash for working capital purposes. The Facility includes covenants that limit the Company from incurring additional indebtedness, issuing preferred stock or paying dividends, and contains certain other restrictions. At June 30, 2001, the Company had $0.3 million of letters of credit outstanding under the Facility and borrowings against the Facility aggregated $33.0 million. The Facility was amended on March 30, 2000, with the principal changes to the agreement providing for revisions to interest rates charged on borrowings and certain financial covenants. The Facility was amended on May 12, 2000, with the principal change to the agreement relating to the definition of a change in control. The Facility was amended on November 14, 2000, with the principal changes to the agreement providing for revisions to interest rates charged on borrowings and certain financial covenants. The Facility was amended on March 30, 2001, with the principal changes to the agreement providing for revisions to interest rates charged on borrowings, certain financial covenants, a change to restore the original borrowing limits and a change in the expiration date from March 30, 2004 to July 1, 2002. As of June 30, 2001, the Company was in compliance with the covenants contained in the Facility or has obtained the necessary waivers on or before August 14, 2001.

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

     If the Company identifies investment opportunities requiring cash in excess of the Company's cash flows and existing cash, the Company may borrow under the Facility.

Special Cautionary Notice Regarding Forward-Looking Statements

     In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in "Management's Discussion and Analysis of Financial

Condition and Results of Operations" as well as in this Quarterly Report generally. You should carefully review the risks described in this Quarterly Report as well as the risks described in other documents filed by the Company from time to time with the Securities and Exchange Commission. In addition, when used in this Quarterly Report, the words "anticipates," "plans," "believes," "estimates," and "expects" and similar expressions are generally intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by the Company or these forward-looking statements. The Company undertakes no obligation to revise these forward-looking statements to reflect any future events or circumstances.

Cautionary Statements

     The Company continues to be subject to certain factors that could cause the Company's results to differ materially from expected and historical results (see the "Risk Factors" set forth in the Company's Registration Statement on Form S-4 (No. 333-50437) filed on April 17, 1998, as amended on June 9, 1998, July 15, 1998, August 11, 1998 and August 14, 1998 (the "Registration Statement") and the Company's 2000 Form 10-K filed on April 2, 2001.

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

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

Exhibit
Number     Description
------     -----------

2.1 Combination Agreement, dated as of January 15, 1998, by and between APCOA, Inc. and the Standard Owners (incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-4 (No. 333-50437) filed on April 17, 1998, as amended on June 9, 1998, July 15, 1998, August 11, 1998 and August 14, 1998 (the "Registration Statement")).

3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registration Statement).


3.2 Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Registration Statement).

3.3 Amended and Restated By-Laws of the Company dated as of December 29, 2000 (incorporated by reference to Exhibit 3.3 to the Registration Statement).

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

4.2        Form of New Note (included as Exhibit A to Exhibit 4.1).

4.3        Form of New Note Guarantee (included as Exhibit D to Exhibit 4.1).

4.11 Fifth Amendment to the Senior Credit Facility dated March 30, 2001 by and among the Company, the Lenders and Bank One, N.A., as agent for the Lenders (incorporated by reference to Exhibit 4.11 to the Company's Annual Report on Form 10-K filed for December 31, 2000).


(b) Reports on Form 8-K

No current report on Form 8-K was filed by the Company during the quarter ended June 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    APCOA/Standard Parking, Inc.
                                    (Registrant)



August 14, 2001

                                     /s/  MYRON C. WARSHAUER
                            By:_____________________________________
                                          Myron C. Warshauer
                                Director and Chief Executive Officer



August 14, 2001
                                    /s/   G. MARC BAUMANN
                            By:_____________________________________
                                          G. Marc Baumann
                                       Executive Vice President,
                               Chief Financial Officer and Treasurer

                               INDEX TO EXHIBITS


   Exhibit
   Number     Description
   ------     -----------

   2.1 Combination Agreement, dated as of January 15, 1998, by and between APCOA, Inc. and the Standard Owners (incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-4 (No. 333-50437) filed on April 17, 1998, as amended on June 9, 1998, July 15, 1998, August 11, 1998 and August 14, 1998
              (the "Registration Statement")).

   3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registration Statement).

   3.2 Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Registration Statement).

   3.3 Amended and Restated By-Laws of the Company dated as of December 29, 2000 (incorporated by reference to Exhibit 3.3 to the Registration Statement).

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

   4.2        Form of New Note (included as Exhibit A to Exhibit 4.1).

   4.3        Form of New Note Guarantee (included as Exhibit D to Exhibit 4.1).

   4.11 Fifth Amendment to the Senior Credit Facility dated March 30, 2001 by and among the Company, the Lenders and Bank One, N.A., as agent for the Lenders (incorporated by reference to Exhibit 4.11 to the Company's Annual Report on Form 10-K filed for December 31, 2000).