Form 10-Q
period 2001-09-30
APCOA INC
filed 2001-11-14
CIK 1059262

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                        Commission file number: 333-50437

                              ---------------------


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

Former name, address and fiscal year, if changed since last report:  N/A

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X          NO

As of November 14, 2001, there were 31.31 shares of common stock of the registrant outstanding.

================================================================================

                          APCOA/STANDARD PARKING, INC.
                                 FORM 10-Q INDEX

                          Part I. Financial Information

     Item 1.    Financial Statements (Unaudited):

                Condensed Consolidated Balance Sheets as of September 30, 2001
                and December 31, 2000 ........................................ 3

                Condensed Consolidated Statements of Operations for the
                three months ended September 30, 2001 and September 30,
                2000 and for the nine months ended September 30, 2001
                and September 30, 2000 ....................................... 4

                Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and September 30, 2000 ....... 5

                Notes to Condensed Consolidated Financial Statements ......... 6

     Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations ..........................10

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk ...15

                           Part II. Other Information

     Item 1.    Legal Proceedings ............................................16

     Item 2.    Changes in Securities and Use of Proceeds ....................16

     Item 3.    Defaults upon Senior Securities ..............................16

     Item 4.    Submission of Matters to a Vote of Security Holders ..........16

     Item 5.    Other Information ............................................16

     Item 6.    Exhibits and Reports on Form 8-K .............................17

Signatures ...................................................................18

Index to Exhibits ............................................................19

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

                          APCOA/STANDARD PARKING, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except for share data)

                                                                         September 30, 2001       December 31, 2000
                                                                         ------------------       -----------------
                                    ASSETS                                   (Unaudited)              (see Note)
                                    ------
Current assets:
  Cash and cash equivalents .........................................         $   9,280               $    3,539
  Notes and accounts receivable, net ................................            45,604                   46,826
  Prepaid expenses and supplies .....................................             1,303                    1,775
                                                                              ---------               ----------
  Total current assets ..............................................            56,187                   52,140
                                                                              ---------               ----------

Leaseholds and equipment, net .......................................            24,101                   28,492
Advances and deposits ...............................................             1,338                    2,075
Cost in excess of net assets acquired ...............................           115,467                  113,293
Intangible and other assets .........................................            11,002                   12,341
                                                                              ---------               ----------
  Total assets ......................................................         $ 208,095               $  208,341
                                                                              =========               ==========

                    LIABILITIES AND STOCKHOLDERS' DEFICIT
                    -------------------------------------

Current liabilities:
  Accounts payable ..................................................         $  33,565               $   35,079
  Accrued and other current liabilities .............................            19,935                   27,596
  Current portion of long-term borrowings ...........................            39,779                    1,406
                                                                              ---------               ----------
  Total current liabilities .........................................            93,279                   64,081

Long-term borrowings, excluding current portion .....................           145,551                  173,590
Other long-term liabilities .........................................            13,584                   10,121

Redeemable preferred stock ..........................................            59,676                   54,976
Common stock subject to put/call rights;
  5.01 shares issued and outstanding ................................             8,255                    6,304
Common stockholders' deficit:
  Common stock, par value $1.00 per share; 1,000 shares authorized;
   26.3 shares issued and outstanding ...............................                 1                        1
  Additional paid-in capital ........................................            11,422                   11,422
  Advances to and deposits with affiliates ..........................            (7,950)                 (11,979)
  Accumulated other comprehensive loss ..............................              (750)                    (374)
  Accumulated deficit ...............................................          (114,973)                 (99,801)
                                                                              ---------               ----------
  Total common stockholders' deficit ................................          (112,250)                (100,731)
                                                                              ---------               ----------

  Total liabilities and stockholders' deficit .......................         $ 208,095               $  208,341
                                                                              =========               ==========

            See Notes to Condensed Consolidated Financial Statements.

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

                          APCOA/STANDARD PARKING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (in thousands, unaudited)



                                                        Three Months Ended                          Nine Months Ended
                                              --------------------------------------    ----------------------------------------
                                              September 30, 2001  September 30, 2000    September 30, 2001    September 30, 2000
                                              ------------------  ------------------    ------------------    ------------------
Gross customer collections ...........              $   368,547       $   402,444            $ 1,164,071           $ 1,154,537
                                                    ===========       ===========            ===========           ===========

Parking services revenue:
     Lease contracts .................              $    37,469       $    45,075            $   120,557           $   138,892
     Management contracts ............                   21,321            18,042                 62,470                49,383
                                                    -----------       -----------            -----------           -----------
                                                         58,790            63,117                183,027               188,275
Cost of parking services:
     Lease contracts .................                   33,832            39,001                108,760               121,852
     Management contracts ............                   11,784             8,979                 32,628                21,747
                                                    -----------       -----------            -----------           -----------
                                                         45,616            47,980                141,388               143,599
                                                    -----------       -----------            -----------           -----------
Gross profit .........................                   13,174            15,137                 41,639                44,676
General and administrative expenses ..                    6,153             8,734                 22,769                26,996
Other special charges ................                      464             1,219                    464                 1,437
Depreciation and amortization ........                    2,857             2,911                  8,471                 8,127
                                                    -----------       -----------            -----------           -----------

Operating income .....................                    3,700             2,273                  9,935                 8,116

Interest expense (income):
     Interest expense ................                    4,505             4,518                 13,846                13,411
     Interest income .................                     (243)             (213)                  (676)                 (562)
                                                    -----------       -----------            -----------           -----------
                                                          4,262             4,305                 13,170                12,849
                                                    -----------       -----------            -----------           -----------

Bad debt provision related to
  non-operating receivable ...........                    4,805               --                   4,805                    --
Loss before minority interest and
  income taxes .......................                   (5,367)           (2,032)                (8,040)               (4,733)

Minority interest ....................                       48               155                    173                   314
Income tax expense ...................                      113               124                    308                   374
                                                    -----------       -----------            -----------           -----------
Net loss .............................                   (5,528)           (2,311)                (8,521)               (5,421)
Preferred stock dividends ............                    1,610             1,443                  4,700                 4,213
Increase in fair value of common stock
   subject to put/call rights ........                       --                --                  1,951                    --
                                                    -----------       -----------            -----------           -----------
Net loss attributable to common
   stockholders ......................              $    (7,138)      $    (3,754)           $   (15,172)          $    (9,634)
                                                    ===========       ===========            ===========           ===========


            See Notes to Condensed Consolidated Financial Statements.

                          APCOA/STANDARD PARKING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)

                                                                           Nine Months Ended
                                                              ------------------------------------------
                                                              September 30, 2001      September 30, 2000
                                                              ------------------      ------------------
Operating activities:
Net loss ..................................................       $  (8,521)              $  (5,421)

Adjustments to reconcile net loss to net cash
  used in operations:
  Depreciation and amortization ...........................           8,471                   8,127

  Change in operating assets and liabilities, net of
    acquisitions ..........................................          (2,119)                 (6,492)
                                                                  ---------               ---------
Net cash used in operating activities .....................          (2,169)                 (3,786)

Investing activities:
Purchase of leaseholds and equipment ......................          (1,058)                 (3,813)
Purchase of leaseholds and equipment by joint ventures ....              (8)                   (169)
                                                                  ---------               ---------
Net cash used in investing activities .....................          (1,066)                 (3,982)

Financing activities:
Proceeds from long-term borrowings ........................          11,250                  11,900
Payments on long-term borrowings ..........................          (1,025)                   (455)
Payments of debt issuance costs ...........................            (329)                      -
Payments on joint venture borrowings ......................            (544)                   (596)
                                                                  ---------               ---------
Net cash provided by financing activities .................           9,352                  10,849

Effect of exchange rate on cash and cash equivalents ......            (376)                   (932)
                                                                  ---------               ---------

Increase in cash and cash equivalents .....................           5,741                   2,149
Cash and cash equivalents at beginning of period ..........           3,539                   5,215
                                                                  ---------               ---------
Cash and cash equivalents at end of period ................       $   9,280               $   7,364
                                                                  =========               =========



Supplemental disclosures:
Cash paid during the period for:
  Interest ................................................       $  15,866               $  16,048
  Taxes ...................................................             534                     524


            See Notes to Condensed Consolidated Financial Statements.

                          APCOA/STANDARD PARKING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                            (in thousands, unaudited)

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

     In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the financial position and results of operations have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that might be expected for the fiscal year ending December 31, 2001. The financial statements presented in this Report should be read in conjunction with the consolidated financial statements and footnotes thereto included in APCOA/Standard's 2000 Form 10-K filed April 2, 2001.

     Certain reclassifications have been made to the 2000 financial information to conform to the 2001 presentation.

2.   Other Special Charges

     Included in "Other special charges" in the accompanying condensed consolidated statements of operations are the following:

                                                   Nine Months Ended
                                      ------------------------------------------
                                      September 30, 2001      September 30, 2000
                                      ------------------      ------------------
Other special charges .............      $        464            $      1,437
                                         ============            ============

     The other special charges for the period ending September 30, 2001 relate primarily to $0.2 million in prior period retroactive insurance premium increases, $0.1 million in severance costs, and $0.2 million in prior period outside consultant costs. The other special charges for the period ending September 30, 2000 relate primarily to $0.8 million in prior period retroactive insurance premium increases, $0.4 million in severance costs, and $0.2 million in prior period outside consultant costs.

3.   Borrowing Arrangements

     APCOA/Standard's $140.0 million 9 1/4% Senior Subordinated Notes (the "Notes") were issued in September 1998 and are due in March 2008. The Notes are registered with the Securities and Exchange Commission. The Notes were exchanged for unregistered notes with substantially identical terms, which had been issued earlier in 1998 to finance acquisitions, retire certain existing indebtedness and for general working capital purposes.

     In March 1998, the Company entered into a $40.0 million revolving Senior Credit Facility (the "Facility") with a group of banks. Rates of interest on borrowings against the Facility are indexed to certain key variable rates. At September 30, 2001, borrowings under the Facility aggregated $38.2 million and there were letters of credit outstanding against this Facility of $1.8 million.

     The Notes and the Facility contain covenants that limit APCOA/Standard from incurring additional indebtedness and issuing preferred stock, restrict dividend payments, limit transactions with affiliates and restrict certain other transactions. Substantially all of APCOA/Standard's net assets are restricted under these provisions and covenants (See Note 4).

                          APCOA/STANDARD PARKING, INC.

4.       Subsidiary Guarantors

         Substantially all of the Company's direct or indirect wholly owned domestic subsidiaries, other than inactive subsidiaries, fully, unconditionally, jointly and severally guarantee the Notes. Financial statements of the guarantor subsidiaries are not separately presented because, in the opinion of management, such financial statements are not material to investors. The non-guarantor subsidiaries include joint ventures, wholly owned subsidiaries of the Company organized under the laws of foreign jurisdictions, inactive subsidiaries and bankruptcy remote subsidiaries formed in connection with joint ventures, all of which are included in the consolidated financial statements. The following is summarized combined financial information for the Company, the guarantor subsidiaries of the Company and the non-guarantor subsidiaries of the Company:



                                                                  Guarantor    Non-Guarantor
                                             APCOA/Standard      Subsidiaries  Subsidiaries    Eliminations       Total
                                             --------------      ------------  ------------    ------------      ------
Balance Sheet Data:
------------------
September 30, 2001

   Cash and cash equivalents .............   $   4,974           $    3,235    $   1,071          $    --      $   9,280
   Notes and accounts receivable .........      30,310                9,590        5,704               --         45,604
   Current assets ........................      36,378               12,937        6,872               --         56,187
   Leaseholds and equipment, net .........      13,697                5,884        4,520               --         24,101
   Cost in excess of net assets acquired,
    net ..................................      23,243               88,955        3,269               --        115,467
   Investment in subsidiaries ............      97,007                 --           --              (97,007)        --
   Total assets ..........................     177,742              112,139       15,221            (97,007)     208,095
   Accounts payable ......................      22,052                9,465        2,048               --         33,565
   Current liabilities ...................      84,801                3,200        5,278               --         93,279
   Long-term borrowings, excluding current
    portion ..............................     142,029                 --          3,522               --        145,551
   Redeemable preferred stock ............      59,676                 --           --                 --         59,676
   Common stock subject to put/call rights       8,255                 --           --                 --          8,255
   Total stockholders' (deficit) equity ..    (128,029)             107,758        5,028            (97,007)    (112,250)
   Total liabilities and stockholders'
    equity (deficit)......................     177,742              112,139       15,221            (97,007)     208,095

December 31, 2000
   Cash and cash equivalents .............   $    (593)          $       76    $   4,056          $    --      $   3,539
   Notes and accounts receivable .........      50,972               (7,529)       3,383               --         46,826
   Current assets ........................      50,792               (6,264)       7,612               --         52,140
   Leaseholds and equipment, net .........      15,693                7,395        5,404               --         28,492
   Cost in excess of net assets acquired,
    net ..................................      19,062               90,673        3,558               --        113,293
   Investment in subsidiaries ............      93,211                 --           --              (93,211)        --
   Total assets ..........................     187,446               96,818       17,288            (93,211)     208,341
   Accounts payable ......................      21,744               10,172        3,163               --         35,079
   Current liabilities ...................      46,328                8,938        8,815               --         64,081
   Long-term borrowings, excluding current
    portion ..............................     169,305                  175        4,110               --        173,590
   Redeemable preferred stock ............      54,976                 --           --                 --         54,976
   Common stock subject to put/call rights       6,304                 --           --                 --          6,304
   Total stockholders' (deficit) equity ..     (94,942)              83,504        3,918            (93,211)    (100,731)
   Total liabilities and stockholders'
    equity (deficit)......................     187,446               96,818       17,288            (93,211)     208,341

                          APCOA/STANDARD PARKING, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                                              Guarantor    Non-Guarantor
                                             APCOA/Standard  Subsidiaries  Subsidiaries   Eliminations      Total
                                             --------------  ------------  -------------  ------------      -----
Income Statement Data:
----------------------
Three Months Ended September 30, 2001
  Parking revenue .........................   $  34,400       $  19,445     $  4,945       $      -       $  58,790
  Gross profit ............................       8,160           4,314          700              -          13,174
  Other special charges ...................         464               -            -              -             464
  Depreciation and amortization ...........       1,324           1,205          328              -           2,857
  Operating income (loss) .................       5,697          (2,315)         318              -           3,700
  Interest expense, net ...................       4,185              36           41              -           4,262
  Equity in earnings of subsidiaries ......      (2,367)              -            -          2,367               -
  Net (loss) income .......................      (5,527)         (2,246)        (122)         2,367          (5,528)

Three Months Ended September 30, 2000
  Parking revenue .........................   $  33,045       $  22,930     $  7,142       $      -       $  63,117
  Gross profit ............................       8,191           4,870        2,076              -          15,137
  Other special charges ...................       1,219               -            -              -           1,219
  Depreciation and amortization ...........       1,344           1,255          312              -           2,911
  Operating income (loss) .................       3,810          (3,168)       1,631              -           2,273
  Interest expense, net ...................       4,191             (34)         148              -           4,305
  Equity in earnings of subsidiaries ......      (1,928)              -            -          1,928               -
  Net (loss) income .......................      (2,311)         (3,134)       1,206          1,928          (2,311)

Nine Months Ended September 30, 2001
  Parking revenue .........................   $ 102,407       $  64,025     $ 16,595       $      -       $ 183,027
  Gross profit ............................      26,641          11,910        3,088              -          41,639
  Other special charges ...................         464               -            -              -             464
  Depreciation and amortization ...........       3,785           3,731          955              -           8,471
  Operating income (loss) .................      19,355         (11,356)       1,936              -           9,935
  Interest expense, net ...................      12,871             (43)         342              -          13,170
  Equity in earnings of subsidiaries ......     (10,332)              -            -         10,332               -
  Net (loss) income .......................      (8,521)        (11,313)         981         10,332          (8,521)

Nine Months Ended September 30, 2000
  Parking revenue .........................   $  93,107       $  69,875     $ 25,293       $      -       $ 188,275
  Gross profit ............................      25,442          13,856        5,378              -          44,676
  Other special charges ...................       1,437               -            -              -           1,437
  Depreciation and amortization ...........       3,417           3,751          959              -           8,127
  Operating income (loss) .................      16,601         (12,461)       3,976              -           8,116
  Interest expense, net ...................      12,461             (74)         462              -          12,849
  Equity in earnings of subsidiaries ......      (9,551)              -            -          9,551               -
  Net (loss) income .......................      (5,421)        (12,387)       2,836          9,551          (5,421)

                          APCOA/STANDARD PARKING, INC.


                                                                   Guarantor    Non-Guarantor
                                                APCOA/Standard    Subsidiaries   Subsidiaries   Eliminations     Total
                                                --------------    ------------  -------------   ------------     -----
Statement of Cash Flow Data:
----------------------------
Nine Months Ended September 30, 2001
Net cash (used in) provided by operating         $ (2,397)         $  3,205        $ (2,977)      $     --     $ (2,169)
 activities .................................
Investing activities:
   Purchase of leaseholds and equipment .....      (1,012)              (46)             --             --       (1,058)
   Purchase of leaseholds and equipment
    by joint ventures .......................          --                --              (8)            --           (8)
                                                 --------          --------        --------       ----------   --------
Net cash used in investing activities .......      (1,012)              (46)             (8)            --       (1,066)
Financing activities:
   Proceeds from long-term borrowings .......      11,250                --              --             --       11,250
   Payments on long-term borrowings .........      (1,025)               --              --             --       (1,025)
   Payments of debt issuance costs ..........        (329)               --              --             --         (329)
   Payments on joint venture borrowings .....        (544)               --              --             --         (544)
                                                 --------          --------        --------       ----------   --------
Net cash provided by financing activities           9,352                --              --             --        9,352
Effect of exchange rate changes .............        (376)               --              --             --         (376)

Nine Months Ended September 30, 2000
Net cash (used in)  provided by operating        $ (5,827)         $    449        $  1,592       $     --     $ (3,786)
  activities ................................
Investing activities:
   Purchase of leaseholds and equipment .....      (3,248)             (565)             --             --       (3,813)
   Purchase of leaseholds and equipment by
joint ventures ..............................          --                --            (169)            --         (169)
                                                 --------          --------        --------       ----------   --------
Net cash used in investing activities .......      (3,248)             (565)           (169)            --       (3,982)
Financing activities:
   Proceeds from long-term borrowings .......      11,900                --              --             --       11,900
   Payments on long-term borrowings .........        (455)               --              --             --         (455)
   Payments on joint venture borrowings .....        (596)               --              --             --         (596)
                                                 --------          --------        --------       ----------   --------
Net cash provided by financing activities ...      10,849                --              --             --       10,849
Effect of exchange rate changes .............        (932)               --              --             --         (932)


5.   Recently Issued Accounting Pronouncement

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets.

     SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. We are required to adopt SFAS No. 142 effective January 1, 2002.

     The Company is currently evaluating its intangible assets in relation to the provisions of SFAS No. 142 to determine the impact, if any, the adoption of SFAS No. 142 will have on its results of operations or financial position.

6.   Common Stock Subject to Put/Call Rights

     SP Associates sent APCOA/Standard a notice dated September 28, 2001 exercising its right under a stockholders agreement to require APCOA/Standard Parking to repurchase 2.5 shares for an aggregate amount of $4.1 million. On October 18, 2001, the Carol R. Warshauer GST Exempt Trust and Waverly Partners L.P., each an entity associated with Myron C. Warshauer, our former chief executive officer, sent notices exercising their respective rights to require APCOA/Standard to repurchase an aggregate of 2.5 shares for an aggregate amount of $4.1 million. The Company's obligation to repurchase these shares will accrete at 11.75% per year until discharged. Pursuant to the terms of the stockholders agreement, the Company will not make any payment for these shares as such payment is currently prohibited by the terms of its existing Facility and restricted by the 9 1/4% notes and other debt instruments. If the Company does purchase the common stock that has been put to it, then AP Holdings, Inc. ("Holdings") will be Apcoa/Standard's sole shareholder.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     APCOA/Standard Parking, Inc. ("APCOA/Standard" or the "Company") operates in a single reportable segment operating parking facilities under two types of arrangements: management contracts and leases. Under a management contract, APCOA/Standard typically receives a base monthly fee for managing the property and may also receive a small incentive bonus based on the achievement of facility revenues above a base amount, among other factors. In some instances, APCOA/Standard also receives certain fees for ancillary services. Typically, all of the underlying revenues, expenses and capital expenditures under a management contract flow through to the property owner, rather than to APCOA/Standard. Under lease arrangements, APCOA/Standard generally pays to the property owner either a fixed annual rental, a percentage of gross customer collections or a combination thereof. APCOA/Standard collects all revenues under lease arrangements and is responsible for most operating expenses, but it is typically not responsible for major maintenance or capital expenditures. As of September 30, 2001, APCOA/Standard operated approximately 82% of its 1,957 parking facilities under management contracts and approximately 18% under leases.

     Gross customer collections. Gross customer collections consist of gross receipts collected at all leased and managed properties, including unconsolidated affiliates.

     Parking services revenue--lease contracts. Parking services revenues related to lease contracts consist of all revenues received at a leased facility.

     Parking services revenue--management contracts. Management contract revenue consists of management fees, including both fixed and revenue-based fees and fees for ancillary services such as accounting, equipment leasing, consulting, insurance and other value-added services with respect to managed locations. Management contract revenue excludes gross customer collections at such locations. Management contracts generally provide APCOA/Standard a management fee regardless of the operating performance of the underlying facility.

     Cost of parking services--lease contracts. Cost of parking services under lease arrangements consists of contractual rental fees paid to the facility owner and all operating expenses incurred in connection with operating the leased facility. Contractual fees paid to the facility owner are based on either a fixed contractual amount or a percentage of gross revenue or a combination thereof. Generally, under a lease arrangement APCOA/Standard is not responsible for major capital expenditures or property taxes.

     Cost of parking services--management contracts. Cost of parking services under a management contract is generally passed through to the facility owner. As a result, these costs are not included in the Company's results of operations. Several APCOA/Standard contracts, which are referred to as reverse management contracts, however, require APCOA/Standard to pay for certain costs that are offset by larger management fees.

     General and administrative expenses. General and administrative expenses primarily include salaries, wages, travel and office related expenses for the headquarters, field office and supervisory employees.

Summary of Operating Facilities

     The following table reflects the Company's facilities on the dates indicated:

                         September 30, 2001    December 31, 2000    September 30, 2000
                         ------------------    -----------------    ------------------

Managed facilities ....         1,603                1,570                 1,506
Leased facilities .....           354                  364                   376
                                -----                -----                 -----
  Total facilities ....         1,957                1,934                 1,882
                                =====                =====                 =====

     The Company's strategy is to add locations primarily in core cities where a concentration of locations improves customer service levels and operating margins. In general, contracts added as set forth in the table above followed this strategy.

Results of Operations

     In analyzing the gross margins of APCOA/Standard, it should be noted that the cost of parking services for parking facilities under management contracts is generally paid by the clients. Several management contracts, however, which are referred to as reverse management contracts, require us to pay for certain costs that are offset by larger management fees. Margins for lease contracts vary significantly not only due to operating performance, but also variability of parking rates in different cities and widely varying space utilization by parking facility type and location.

     The attacks that occurred on September 11th had an immediate effect on our business at all of the 76 airports that we operate and, to a lesser extent, at isolated urban facilities near governmental institutions. Although business at airports had been declining prior to the September 11th attacks, an immediate significant decrease in airport revenues occurred following those events. Parking revenue at our airports declined 45.3% during the period of September 16-30, 2001, compared to the same period of 2000. This percentage improved during each of the two bi-weekly periods thereafter. Revenues at our airports for the period of October 16-31, 2001 were 23.3% lower than the same period last year, indicating potential recovery from the post-September 11th drop. We do not know what the lasting effect of the September 11th attacks will be. However, the airport parking and transportation market only represents approximately 24% of the Company's gross profit.

     Most of the urban business, with the exception of some hotels, has returned to pre-September 11th activity.

     The following should be read in conjunction with the Condensed Consolidated Financial Statements.

Three Months ended September 30, 2001 Compared to Three Months ended September 30, 2000

     Gross customer collections. Gross customer collections decreased $33.9 million, or 8.4%, to $368.5 million in the third quarter of 2001, compared to $402.4 million in the third quarter of 2000. This decrease is attributable to the attacks of September 11th, which impacted all airport operations, special event venues and hotels and the loss of one large airport contract in the fourth quarter of 2000.

     Parking services revenue--lease contracts. Lease contract revenue decreased $7.6 million, or 16.9%, to $37.5 million in the third quarter of 2001, compared to $45.1 million in the third quarter of 2000. This decrease resulted from the net reduction of 22 leases through contract expirations, conversions to management contracts and the attacks of September 11th.

     Parking services revenue--management contracts. Management contract revenue increased $3.3 million, or 18.3%, to $21.3 million in the third quarter of 2001, compared to $18.0 million in the third quarter of 2000. This increase resulted from the net increase of 97 management contracts through internal growth and conversions from lease contracts.

     Cost of parking services--lease contracts. Cost of parking services for leases decreased $5.2 million, or 13.3%, to $33.8 million for the third quarter of 2001, compared to $39.0 million in the third quarter of 2000. This decrease resulted from the reduction of 22 leases through terminations and conversions to management contracts. Gross margin for lease contracts declined to 9.7% for the third quarter of 2001 compared to 13.5% for the third quarter of 2000. This decrease resulted from increased rents on lease contract renewals, the lower airport travel volumes and the attacks of September 11th.

     Cost of parking services--management contracts. Cost of parking services for management contracts increased $2.8 million, or 31.1%, to $11.8 million for the third quarter of 2001, compared to $9.0 million in the third quarter of 2000. This increase resulted from the addition of a net total of 97 management contracts through internal growth and conversions from lease contracts. Gross margin for management contracts declined to 44.7% in the third quarter of 2001 compared to 50.2% for the third quarter of 2000. Most management contracts have no cost of parking services related to them, as all costs are reimbursable to the Company. However, several management contracts, which are referred to as reverse management contracts, require the Company to pay for certain costs that are offset by larger management fees. The increase in cost of parking for management contracts was related to the addition of several contracts of this type and the negative economic impact affecting airport travel volumes on these types of contracts.

     General and administrative expenses. General and administrative expenses decreased $2.5 million, or 28.7%, to $6.2 million for the third quarter of 2001, as compared to $8.7 million for the third quarter of 2000. This decrease resulted from cost savings, staff reductions and operating efficiencies implemented in earlier periods. In addition, approximately $0.8 million in favorable year to date accrual adjustments were recorded in the third quarter of 2001 that related to prior quarters.

     Other special charges. The Company recorded $0.5 million of other special charges in the third quarter of 2001, as compared to $1.2 million in the third quarter of 2000. The 2001 special charges relate primarily to $0.2 million in prior period retroactive insurance premium increases, $0.1 million in severance costs and $0.2 million in prior period outside consultant costs. The 2000 special charges related primarily to $0.8 million in prior period retroactive insurance premium increases, $0.2 million in severance costs and $0.2 million in prior period outside consultant costs.

     Non-operating income (expense). The Company recorded a $4.8 million bad debt provision related to non-operating receivables in the third quarter of 2001 as compared to no charges in the third quarter of 2000. The 2001 bad debt provision for non-operating receivables relate to advances to and deposits with affiliates that had previously been reclassified from a long-term asset to stockholders' deficit. This provision was made due to uncertainty regarding the ability of the affiliates to repay such amounts. During the fourth quarter, the Company intends to enter into a two step, non-cash transaction pursuant to which it will redeem approximately $8.0 million of its preferred stock held by Holdings, the proceeds from which Holdings will immediately use to repay the balance of approximately $8.0 million of advances and deposits due to the Company in full.

Nine Months ended September 30, 2001 Compared to Nine Months ended September 30, 2000

     Gross customer collections. Gross customer collections increased $9.6 million, or 0.8%, to $1,164.1 million in the first nine months of 2001, compared to $1,154.5 million in the first nine months of 2000. This increase is attributable to the net addition of 75 locations year to date.

     Parking services--lease contracts. Lease contract revenue decreased $18.3 million, or 13.2%, to $120.6 million in the first nine months of 2001, compared to $138.9 million in the first nine months of 2000. This decrease resulted from the net reduction of 10 leases through contract expirations, conversions to management contracts and the conversion of one large airport property from a lease contract to a management contract.

     Parking services revenue--management contracts. Management contract revenue increased $13.1 million, or 26.5%, to $62.5 million in the first nine months of 2001, compared to $49.4 million in the first nine months of 2000. This increase resulted from the net increase of 33 management contracts through internal growth and conversions from lease contracts.

     Cost of parking services--lease contracts. Cost of parking services for lease contracts decreased $13.1 million, or 10.7%, to $108.8 million in the first nine months of 2001, compared to $121.9 million in the first nine months of 2000. This decrease resulted from the reduction of 10 leases through contract expirations and conversions to management contracts. Gross margin for leases decreased to 9.8% for the first nine months of 2001 compared to 12.3% for the first nine months of 2000. This decrease resulted from increased rents on lease contract renewals, lower airport travel volumes, the attacks of September 11th, major road construction activity adjacent to several Chicago properties that the Company operates and additional snow removal costs in the first quarter of the year.

     Cost of parking services--management contracts. Cost of parking services for management contracts increased $10.8 million, or 49.5%, to $32.6 million in the first nine months of 2001, compared to $21.8 million in the first nine months of 2000. Gross margin for management contracts declined to 47.8% in the first nine months of 2001 compared to 56.0% in the first nine months of 2000. Most management contracts have no cost of parking services related to them, as all costs are reimbursable to the Company. However, several contracts, which are referred to as reverse management contracts, require the Company to pay for certain costs that are offset by larger management fees. The increase in cost of parking for management contracts was related to the addition of several contracts of this type and the negative economic impact affecting airport travel volumes on these types of contracts.

     General and administrative expenses. General and administrative expenses decreased $4.2 million, or 15.6%, to $22.8 million for the first nine months of 2001, compared to $27.0 million in the first nine months of 2000. This decrease resulted from cost savings, staff reductions and operating efficiencies implemented in prior periods.

     Other special charges. The Company recorded $0.5 million of other special charges in the first nine months of 2001, compared to $1.4 million in the first nine months of 2000. The 2001 special charges relate primarily to $0.2 million in prior period retroactive insurance premium increases, $0.1 million in severance costs and $0.2 million in prior period outside consultant costs. The 2000 special charges related primarily to $0.8 million in prior period retroactive insurance premium increases, $0.4 million in severance costs and $0.2 million in prior period outside consultant costs.

     Non-operating income (expense). The Company recorded a $4.8 million bad debt provision related to non-operating receivables in the first nine months of 2001 as compared to no charges in the first nine months of 2000. The 2001 bad debt provision for non-operating receivables relate to advances to and deposits with affiliates that had previously been reclassified from a long-term asset to stockholders' deficit. This provision was made due to uncertainty regarding the ability of the affiliates to repay such amounts. During the fourth quarter, the Company intends to enter into a two step, non-cash transaction pursuant to which it will redeem approximately $8.0 million of its preferred stock held by Holdings, the proceeds from which Holdings will immediately use to repay the balance of approximately $8.0 million of advances and deposits due to the Company in full.

Liquidity and Capital Resources

     As a result of day-to-day activity at the parking locations, APCOA/Standard collects significant amounts of cash. Lease contract revenue is generally deposited into local APCOA/Standard bank accounts, with a portion remitted to our clients in the form of rental payments according to the terms of the leases. Under management contracts, some clients require APCOA/Standard to deposit the daily receipts into a local APCOA/Standard bank account, with the cash in excess of our operating expenses and management fees remitted to the clients at negotiated intervals. Other clients require us to deposit the daily receipts into client accounts and the clients then reimburse the Company for operating expenses and pay the management fee subsequent to month-end. Some clients require a segregated account for the receipts and disbursements of the locations.

     Gross daily collections are collected by APCOA/Standard and deposited into banks in one of three methods, which impact our investment in working capital:
(i) locations with revenues deposited into APCOA/Standard bank accounts reduce our investment in working capital, (ii) locations that have segregated accounts generally require no investment in working capital and (iii) accounts where the revenues are deposited into the clients' accounts require our investment in working capital. APCOA/Standard's average investment in working capital depends on our contract mix. For example, an increase in contracts that require all cash deposited in APCOA/Standard bank accounts reduces our investment in working capital and improves our liquidity. During the period of January 1, 2001 to September 30, 2001, a decrease in these types of contracts resulted in a loss of liquidity to us of approximately $1.0 million.

     APCOA/Standard's liquidity also fluctuates on an intra-month and intra-year basis depending on the contract mix and timing of significant cash payments such as our semi-annual interest payments. Additionally, our ability to utilize cash deposited into our local accounts is dependent upon the movement of that cash into our corporate account. For all these reasons, we from time to time carry significant cash balances, while at the same time utilizing our Facility.

     Our liquidity will be impacted as a result of our new surety provider's requirement that we collaterize a greater percentage of our performance bonds with letters of credit. If we are unable to provide sufficient collateral, our surety will not issue performance bonds to support our obligations under certain contracts. As of September 30, 2001, the Company had obtained a letter of credit which was provided as collateral to our old surety provider to support our existing performance bonds. We are presently transferring our performance bond portfolio to a new surety. On November 8, 2001, the Company obtained a $1.0 million letter of credit to partially collateralize a new surety program. The new program will require an increase in supporting letters of credit from $1.0 million to $4.0 million by April 2002. In addition, the Company will be required to maintain the existing $1.5 million collateral with the old surety provider until the performance bonds expire or are transferred to the new surety.

     The Company had cash and cash equivalents of $9.3 million at September 30, 2001 compared to $3.5 million at December 31, 2000.

Nine Months ended September 30, 2001 Compared to Nine Months ended September 30, 2000

     Net cash used in operating activities totaled $2.2 million for the first nine months of 2001 compared to cash used of $3.8 million for the first nine months of 2000. Cash used during 2001 included a $1.2 million decrease in accounts receivable, a $1.5 million decrease in accounts payable, a $4.3 million decrease in other liabilities due primarily to the $13.0 million of interest payments on the Notes, that was partially offset by a $8.7 million increase in deferred compensation, insurance and other accruals and a $2.4 million increase in prepaid and other assets. Cash used during the first nine months of 2000 included a $13.0 million interest payment on the Notes, $3.0 million in other interest payments that were offset by increases in accounts payable and other liabilities of $6.4 million and a decrease in other assets of $1.2 million.

     Cash used in investing activities totaled $1.1 million for the first nine months of 2001 compared to $4.0 million for the first nine months of 2000. Cash used in investing activities in the first nine months of 2001 and the first nine months of 2000 resulted from capital purchases to secure and/or extend leased facilities and investments in management information system enhancements.

     Cash generated from financing activities totaled $9.4 million for the first nine months of 2001, compared to $10.8 million for the first nine months of 2000. The 2001 activity included $11.3 million in borrowings from the Facility, offset by repayments on long-term and joint venture borrowings of $1.6 million, as well as payments of debt issuance costs of $0.3 million. The 2000 activity included $11.9 million in borrowings from the Facility, offset by repayments on long-term and joint venture borrowings of $1.1 million.

Other Liquidity and Capital Resources Information

     The Company's Facility provides cash borrowings up to $40.0 million with sublimits for letters of credit up to $10.0 million, at variable rates based, at the Company's option, either on LIBOR, the overnight federal funds rate, or the bank's base rate. The Company utilizes the Facility to provide readily-accessible cash for working capital purposes. The Facility includes covenants that limit the Company from incurring additional indebtedness, issuing preferred stock or paying dividends, and contains certain other restrictions. At September 30, 2001, the Company had $1.8 million of letters of credit outstanding under the Facility and borrowings against the Facility aggregated $38.2 million. On November 12, 2001, the Company had $2.8 million of letters of credit outstanding under the Facility and borrowings against the Facility aggregated $32.4 million. The Facility was amended on March 30, 2000, with the principal changes to the agreement providing for revisions to interest rates charged on borrowings and certain financial covenants. The Facility was amended on May 12, 2000, with the principal change to the agreement relating to the definition of a change in control. The Facility was amended on November 14, 2000, with the principal changes to the agreement providing for revisions to interest rates charged on borrowings and certain financial covenants. The Facility was amended on March 30, 2001, with the principal changes to the agreement providing for revisions to interest rates charged on borrowings, certain financial covenants, a change to restore the original borrowing limits and a change in the expiration date from March 30, 2004 to July 1, 2002. The Facility was amended as of September 30, 2001, with the principal changes to the agreement providing for revision to certain financial covenants. The Facility was reclassified to current liabilities effective July 1, 2001. As of September 30, 2001, the Company was in compliance with the covenants contained in the Facility or has obtained the necessary waivers on or before November 14, 2001.

     The Company's ability to meet its anticipated future requirements for working capital, capital expenditures, scheduled payments of interest and principal on its indebtedness depends on the Company's future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyonds its control. Based upon the current level of operations and anticipated growth, the Company believes that, notwithstanding the borrowings available under its Facility at September 30, 2001, its cash flow and available liquidity will be adequate to meet the Company's anticipated requirements up to the expiration of the Facility. There can be no assurance, however, that the Company's business will generate sufficient cash or that future borrowings will be available in an amount sufficient to enable the Company to meet its future requirements, or that any refinancing of existing indebtedness (including the Facility) would be available on commercially reasonable terms, or at all.

     If the Company identifies investment opportunities requiring cash in excess of the Company's cash flows and existing cash, the Company may borrow under the Facility to the extent available.

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

Cautionary Statements

     The Company continues to be subject to certain factors that could cause the Company's results to differ materially from expected and historical results. You are advised to consult any additional disclosures by the Company in its filings with the Securities and Exchange Commission, including registration statements, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

Item 5.   Other Information

     None

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit
Number    Description
-------   -----------

4.12 Sixth Amendment to the Senior Credit Facility dated September 30, 2001 by and among the Company, the Lenders and Bank One, N.A., as agent for the Lenders.

(b)  Reports on Form 8-K

     None

`


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         APCOA/Standard Parking, Inc.
                                  (Registrant)

November 14, 2001

                                           /s/ JAMES A. WILHELM
                         By: ___________________________________________________
                                               James A. Wilhelm
                              Director, President and Chief Executive Officer

November 14, 2001

                                            /s/ G. MARC BAUMANN
                         By: ___________________________________________________
                                                G. Marc Baumann
                                           Executive Vice President,
                                     Chief Financial Officer and Treasurer

                                INDEX TO EXHIBITS

Exhibit
Number    Description
------    -----------

4.12 Sixth Amendment to the Senior Credit Facility dated September 30, 2001 by and among the Company, the Lenders and Bank One, N.A., as agent for the Lenders.