Form 10-Q
period 2002-03-31
APCOA STANDARD PARKING INC /DE/
filed 2002-05-10
CIK 1059262

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

Commission file number:    333-50437

APCOA/STANDARD PARKING, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	16-1171179
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

900 N. Michigan Avenue
Chicago, Illinois 60611-1542
(Address of Principal Executive Offices, Including Zip Code)

(312) 274-2000
(Registrant's Telephone Number, Including Area Code)

        Former name, address and fiscal year, if changed since last report:

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒    ☐ NO

        As of April 30, 2002, there were outstanding 31.3 shares of the issuer's common stock.

APCOA/STANDARD PARKING, INC.
FORM 10-Q INDEX

Part I. Financial Information

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

APCOA/STANDARD PARKING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	March 31, 2002	December 31, 2001
	(Unaudited)	(see Note)
ASSETS
Current assets:
Cash and cash equivalents	$7,056	$7,602
Notes and accounts receivable, net	43,939	40,276
Prepaid expenses and supplies	989	1,194

Total current assets	51,984	49,072

Leaseholds and equipment, net	17,694	18,583
Advances and deposits	1,156	1,196
Cost in excess of net assets acquired	115,382	115,332
Intangible and other assets	7,768	8,051

Total assets	$193,984	$192,234

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$31,957	$34,620
Accrued and other current liabilities	23,105	33,054
Current portion of long-term borrowings	1,469	1,554

Total current liabilities	56,531	69,228
Long-term borrowings, excluding current portion	155,578	173,703
Other long-term liabilities	13,108	12,658
Senior convertible preferred stock	41,383	—
Redeemable preferred stock	52,589	61,330
Common stock subject to put/call rights; 5.01 shares issued and outstanding	8,743	8,500
Common stockholders' deficit:
Common stock, par value $1.00 per share; 3,000 shares authorized; 26.3 shares issued and outstanding	1	1
Additional paid-in capital	15,222	11,422
Accumulated other comprehensive income	(707)	(803)
Accumulated deficit	(148,464)	(143,805)

Total common stockholders' deficit	(133,948)	(133,185)

Total liabilities and stockholders' deficit	$193,984	$192,234

See Notes to Condensed Consolidated Financial Statements.

Note:	The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

APCOA/STANDARD PARKING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, unaudited)

	Three Months Ended
	March 31, 2002	March 31, 2001
Parking services revenue:
Lease contracts	$34,839	$41,273
Management contracts	20,377	20,407

	55,216	61,680
Cost of parking services:
Lease contracts	31,528	37,190
Management contracts	10,960	10,451

	42,488	47,641

Gross profit	12,728	14,039
General and administrative expenses	7,720	8,531
Other special charges	208	—
Depreciation and amortization	1,409	2,729
Management fee-parent company	750	—

Operating income	2,641	2,779
Interest expense (income):
Interest expense	3,916	4,662
Interest income	(45)	(218)

	3,871	4,444

Loss before minority interest and income taxes	(1,230)	(1,665)
Minority interest	30	49
Income tax expense	115	100

Net loss	(1,375)	(1,814)
Preferred stock dividends	3,041	1,524
Increase in value of common stock subject to put/call rights	243	2,404

Net loss attributable to common stockholders	$(4,659)	$(5,742)

See Notes to Condensed Consolidated Financial Statements.

APCOA/STANDARD PARKING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended
	March 31, 2002	March 31, 2001
Operating activities:
Net loss	$(1,375)	$(1,814)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	1,409	2,729
Non-cash interest	289	—
Change in operating assets and liabilities, net of acquisitions	4,164	1,831

Net cash provided by operating activities	4,487	2,746
Investing activities:
Purchase of leaseholds and equipment	(224)	(455)

Net cash used in investing activities	(224)	(455)
Financing activities:
Proceeds from long-term borrowings	—	3,800
Payments on long-term borrowings	(3,122)	(74)
Payments on joint venture borrowings	(183)	(209)
Redemption of preferred stock	(1,600)	—

Net cash (used in) provided by financing activities	(4,905)	3,517
Effect of exchange rate on cash and cash equivalents	96	315

(Decrease) increase in cash and cash equivalents	(546)	6,123
Cash and cash equivalents at beginning of period	7,602	3,539

Cash and cash equivalents at end of period	$7,056	$9,662

Supplemental disclosures:
Cash paid during the period for:
Interest	$5,812	$7,404
Taxes	166	256

See Notes to Condensed Consolidated Financial Statements.

APCOA/STANDARD PARKING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(in thousands, unaudited)

1.    Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of APCOA/Standard Parking, Inc. ("APCOA/Standard" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

        In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the financial position and results of operations have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that might be expected for any other interim period or the fiscal year ending December 31, 2002. The financial statements presented in this Report should be read in conjunction with the consolidated financial statements and footnotes thereto included in APCOA/Standard's 2001 Annual Report on Form 10-K filed March 29, 2002.

        Certain reclassifications have been made to the 2001 financial information to conform to the 2002 presentation.

2.    Other Special Charges

        Included in "Other Special Charges" in the accompanying condensed consolidated statements of operations are the following:

	Three Months Ended
	March 31, 2002	March 31, 2001
Cost associated with registration	$208	$0

        The costs associated with registration for the period ended March 31, 2002, relate to professional fees incurred to register the 14% senior subordinated second lien notes. There were no special charges for the period ended March 31, 2001.

3.    Exchange Offer

        On January 11, 2002, APCOA/Standard completed an unregistered exchange and recapitalization of a portion of its 9 1/4% Senior Subordinated Notes due 2008. APCOA/Standard received gross cash proceeds of $20.0 million and retired $91.1 million of its outstanding 9 1/4% Senior Subordinated Notes due 2008. In exchange, APCOA/Standard issued $59.3 million of 14% Senior Subordinated Second Lien Notes due 2006 and 3,500 shares of 18% Senior Convertible Redeemable Preferred Stock, with a face value of $35.0 million which is mandatorily redeemable on June 15, 2008. In conjunction with the exchange, the Company repaid $9.5 million of indebtedness under the Senior Credit Facility, paid $2.7 million in accrued interest relating to the $91.1 million of the 9 1/4% Senior Subordinated Notes due 2008 that were tendered, $9.7 million (including $1.3 million capitalized as debt issuance costs related to the amended and restated senior credit facility) in fees and expenses related to the exchange, which included a $3.0 million transaction advisory fee to AP Holdings, Inc. ("AP Holdings"), APCOA/Standard's parent company, and a repurchase of $1.5 million of redeemable preferred stock held by AP Holdings. The fees and expenses of $9.7 million related to the exchange and the amended and restated senior credit facility were provided for in the period ended December 31, 2001.

        This exchange offer and recapitalization was accounted for as a "modification of terms" type of troubled debt restructuring as prescribed by FASB Statement No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings ("FAS 15"). Under FAS 15, an effective reduction in principal or accrued interest does not result in the debtor recording a gain as long as the future contractual payments (principal and interest combined) under the restructured debt are more than the carrying amount of the debt before the restructuring. In those circumstances, the carrying amount of the original debt is not adjusted and the effects of any changes are reflected in future periods as a reduction in interest expense. That is, a constant effective interest rate is applied to the carrying amount of the debt between restructuring and maturity. The effective interest rate is the discount rate that equates the present value of the future cash payments specified by the new terms with the unadjusted carrying amount of the debt.

        In addition, under FAS 15, when a debtor issues a redeemable equity interest in partial satisfaction of debt in conjunction with a modification of terms, the debtor recognizes no gain and the equity is recorded at its estimated fair value. Legal fees and other direct costs incurred by a debtor to effect a troubled debt restructuring are expensed as incurred, except for amounts incurred directly in granting an equity interest, if any.

        The accounting for this exchange under FAS 15 was as follows:

  •
  No gain was recognized by the Company for the excess of (a) the principal of the unregistered notes exchanged for the registered notes, over (b) the principal of the registered notes.

  •
  The unrecorded gain, which will remain part of the carrying value of the debt, will be amortized as a reduction to future interest expense using an effective interest rate applied to the combined balance of the unregistered and registered notes.

        Long-term borrowings as of March 31, 2002 includes $16.3 million of carrying value in excess of principal.

4.    Credit Facility

        The Company entered into an amended and restated credit agreement as of January 11, 2002 with the LaSalle Bank National Association ("LaSalle") and Bank One, N.A., ("Bank One") (the lenders under its prior senior credit facility) that restructured its prior $40.0 million senior credit facility into a new senior credit facility. The new facility consists of a $25.0 million revolving credit facility provided by LaSalle, which will expire on March 1, 2004 and a $15.0 million term loan held by Bank One amortizing with $5.0 million due on December 31, 2002 and the remainder due on March 10, 2004. APCOA/Standard utilizes the revolving new facility to provide readily accessible cash for working capital purposes and general corporate purposes and to provide standby letters of credit. The revolving new facility provides for cash borrowings up to the lesser of $25.0 million or 80% of its eligible accounts receivable (as defined therein) and includes a letter of credit facility with a sublimit of $8.0 million (or such greater amount as LaSalle may agree to for letters of credit). The revolving new facility bears interest based, at the Company's option, either on LIBOR plus 3.75% or the Alternate Base Rate (as defined below) plus 1.50%. The Company may elect interest periods of 1, 2, or 3 months for LIBOR-based borrowings. The Alternate Base Rate is the higher of (i) the rate publicly announced from time to time by LaSalle as its "prime rate" and (ii) the overnight federal funds rates plus 0.50%. LIBOR will at all times be determined by taking into account maximum statutory reserves required (if any). The interest rate applicable to the term loan is a fixed rate of 13.0%, of which cash interest at 9.5% will be payable monthly in arrears and 3.5% will accrue without compounding and be payable on March 10, 2004 or earlier maturity, whether pursuant to any permitted prepayment acceleration or otherwise. The new senior credit facility includes covenants that limit the Company's ability to incur additional indebtedness, issue preferred stock or pay dividends and will contain certain other restrictions on its activities. It is secured by substantially all of its existing and future domestic subsidiaries' existing and after-acquired assets (including 100% of the stock of its existing and future domestic subsidiaries and 65% of the stock of its existing and future foreign subsidiaries), by a first priority pledge of all of the common stock of the Company owned by AP Holdings and by all other existing and after-acquired property of the parent company. At March 31, 2002, the Company had $3.0 million of letters of credit outstanding under the new facility and borrowings against the new facility aggregated $25.5 million.

5.    Subsidiary Guarantors

        Substantially all of the Company's direct or indirect wholly owned domestic subsidiaries, other than inactive subsidiaries, fully, unconditionally, jointly and severally guarantee the Company's 14% Senior Subordinated Second Lien Notes due December 15, 2006. Financial statements of the guarantor subsidiaries are not separately presented because, in the opinion of management, such financial statements are not material to investors. The non-guarantor subsidiaries include joint ventures, wholly owned subsidiaries of the Company organized under the laws of foreign jurisdictions, inactive subsidiaries, and bankruptcy remote subsidiaries formed in connection with joint ventures, all of which are included in the consolidated financial statements. The following is summarized combined financial information for the Company, the guarantor subsidiaries of the Company and the non-guarantor subsidiaries of the Company:

	APCOA/Standard	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Balance Sheet Data:
March 31, 2002
Cash and cash equivalents	$5,122	$31	$1,903	$—	$7,056
Notes and accounts receivable	37,046	2,634	4,259	—	43,939
Current assets	43,012	2,720	6,252	—	51,984
Leaseholds and equipment, net	9,990	4,860	2,844	—	17,694
Cost in excess of net assets acquired, net	23,532	88,636	3,214	—	115,382
Investment in subsidiaries	104,423	—	—	(104,423)	—
Total assets	185,577	100,072	12,758	(104,423)	193,984
Accounts payable	20,411	8,798	2,748	—	31,957
Current liabilities	42,843	7,349	6,339	—	56,531
Long-term borrowings, excluding current portion	153,185	—	2,393	—	155,578
Senior convertible preferred stock	41,383	—	—	—	41,383
Redeemable preferred stock	52,589	—	—	—	52,589
Common stock subject to put/call rights	8,743	—	—	—	8,743
Total stockholders' equity (deficit)	(122,880)	90,915	2,440	(104,423)	(133,948)
Total liabilities and stockholders' equity (deficit)	185,577	100,072	12,758	(104,423)	193,984
December 31, 2001
Cash and cash equivalents	$8,522	$(2,009)	$1,089	$—	$7,602
Notes and accounts receivable	30,568	5,767	3,941	—	40,276
Current assets	40,105	3,822	5,145	—	49,072
Leaseholds and equipment, net	10,377	5,141	3,065	—	18,583
Cost in excess of net assets acquired, net	23,492	88,618	3,222	—	115,332
Investment in subsidiaries	92,335	—	—	(92,335)	—
Total assets	170,906	101,771	11,892	(92,335)	192,234
Accounts payable	25,238	6,865	2,517	—	34,620
Current liabilities	55,706	7,769	5,753	—	69,228

Long-term borrowings, excluding current portion	171,127	—	2,576	—	173,703
Redeemable preferred stock	61,330	—	—	—	61,330
Common stock subject to put/call rights	8,500	—	—	—	8,500
Total stockholders' equity (deficit)	(136,054)	93,034	2,170	(92,335)	(133,185)
Total liabilities and stockholders' equity (deficit)	170,906	101,771	11,892	(92,335)	192,234
Income Statement Data: Three Months Ended March 31, 2002
Parking Revenue	$32,102	$17,630	$5,484	$—	$55,216
Cost of parking services	24,127	13,758	4,603	—	42,488
General and administrative expenses	1,084	6,570	67	—	7,720
Other special charges	208	—	—	—	208
Depreciation and amortization	741	439	229	—	1,409
Management fee — parent company	750	—	—	—	750
Operating income	5,192	(3,137)	586	—	2,641
Interest expense, net	3,788	(5)	88	—	3,871
Equity in earnings of subsidiaries	(2,865)	—	—	2,865	—
Net (loss) income	(1,375)	(3,131)	264	2,865	(1,375)
Three Months Ended March 31, 2001
Parking Revenue	$33,610	$22,393	$5,677	$—	$61,680
Cost of parking services	24,965	18,147	4,529	—	47,641
General and administrative expenses	1,244	7,233	74	—	8,531
Other special charges	—	—	—	—	—
Depreciation and amortization	1,195	1,247	287	—	2,729
Operating income	6,226	(4,234)	787	—	2,779
Interest expense, net	4,330	(11)	125	—	4,444
Equity in earnings of subsidiaries	(3,760)	—	—	3,760	—
Net (loss) income	(1,814)	(4,222)	462	3,760	(1,814)
Cash Flow Data: Three Months Ended March 31, 2002
Net cash provided by operating activities	$1,585	$2,085	$817	$—	$4,487
Investing activities:
Purchase of leaseholds and equipment	(175)	(46)	(3)	—	(224)
Net cash used in investing activities	(175)	(46)	(3)	—	(224)

Financing activities:
Payments on long-term borrowings	(3,122)	—	—	—	(3,122)
Payments on joint venture borrowings	(183)	—	—	—	(183)
Redemption of redeemable preferred stock	(1,600)	—	—	—	(1,600)
Net cash used by financing activities	(4,905)	—	—	—	(4,905)
Effect of exchange rate changes	96	—	—	—	96
Three Months Ended March 31, 2001
Net cash provided by (used in) operating activities	$3,787	$408	$(1,449)	$—	$2,746
Investing activities:	—
Purchase of leaseholds and equipment	(47)	(408)	—	—	(455)
Net cash used in investing activities	(47)	(408)	—	—	(455)
Financing activities:
Proceeds from long-term borrowings	3,800	—	—	—	3,800
Payments on long-term borrowings	(74)	—	—	—	(74)
Payments on joint venture borrowings	(209)	—	—	—	(209)
Net cash provided by financing activities	3,517	—	—	—	3,517
Effect of exchange rate changes	315	—	—	—	315

6.    Subsequent Events

        On April 10, 2002, the Company filed a registration statement on Form S-4 (Registration No. 333-86008) related to the proposed exchange of up to approximately $59.3 million in principal amount of its 14% Senior Subordinated Second Lien Notes due December 15, 2006, which have been registered under the Securities Act, for all of its outstanding unregistered notes.

7.    Recently Issued Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.

        On January 1, 2002, the Company adopted SFAS No. 141 and 142. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The initial adoption of SFAS No. 141 did not affect the Company's results of operations or its financial position.

        The adoption of SFAS No. 142 eliminates the amortization of goodwill beginning January 1, 2002, and instead requires that the goodwill be tested for impairment. Transitional impairment tests of goodwill made during the quarter ended March 31, 2002 did not require adjustment to the carrying value of its goodwill. As of March 31, 2002, the Company's definite lived intangible assets of $3,430, net of accumulated amortization of $2,813, primarily consisting of non-compete agreements, continue to be amortized over their useful lives.

        Amortization expense for intangible assets during the three months ended March 31, 2002 was $147. Estimated amortization expense for the remainder of 2002 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense
2002 (remainder)	$440
2003	587
2004	587
2005	570
2006	516
2007	516

        Actual results of operations for the three months ended March 31, 2002 and the pro forma results of operations for the three months ended March 31, 2001 had we applied the non-amortization provisions of SFAS 142 in the prior period are as follows:

	For the three months ended March 31,
	2002	2001
Net loss	$(1,375)	$(1,814)
Add: goodwill amortization	—	804

Adjusted net loss	$(1,375)	$(1,010)

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("Opinion 30"), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, SFAS No. 144 does not provide guidance on impairment of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, Goodwill and Other Intangible Assets. The Company adopted SFAS No. 144 on January 1, 2002, and there was no impact to the results of operations or its financial position upon adoption.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        APCOA/Standard Parking, Inc. ("APCOA/Standard" or the "Company") operates in a single reportable segment, operating parking facilities under two types of arrangements: management contracts and leases. Under a management contract, APCOA/Standard typically receives a base monthly fee for managing the property and may also receive a small incentive bonus based on the achievement of facility revenues above a base amount among other factors. In some instances, APCOA/Standard also receives certain fees for ancillary services. Typically, all of the underlying revenues, expenses and capital expenditures under a management contract flow through to the property owner, not to APCOA/Standard. Under lease arrangements, APCOA/Standard generally pays to the property owner either a fixed annual rental, a percentage of gross customer collections or a combination thereof. APCOA/Standard collects all revenues under lease arrangements and is responsible for most operating expenses, but it is typically not responsible for major maintenance or capital expenditures. As of March 31, 2002, APCOA/Standard operated approximately 83% of its 1,973 parking facilities under management contracts and approximately 17% under leases.

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

        Cost of parking services—management contracts.    The cost of parking services under a management contract is generally passed through to the facility owner. As a result, therefore these costs are not included in the results of operations of the Company. Several APCOA/Standard contracts, which are referred to as reverse management contracts, however, require APCOA/Standard to pay for certain costs that are offset by larger management fees.

        General and administrative expenses.    General and administrative expenses include primarily salaries, wages, travel and office related expenses for the headquarters and field offices and supervisory employees.

Summary of Operating Facilities

        The following table reflects the Company's facilities at the end of the periods indicated:

	March 31, 2002	December 31, 2001	March 31, 2000
Managed facilities	1,645	1,617	1,566
Leased facilities	328	329	357

Total facilities	1,973	1,946	1,923

        The Company's strategy is to add locations in core cities where a concentration of locations improves customer service levels and operating margins. In general, contracts added as set forth in the table above followed this strategy.

Results of Operations

        In analyzing gross margins of APCOA/Standard, it should be noted that the cost of parking services for parking facilities under management contracts, incurred in connection with the provision of management services is generally paid by its clients. Several management contracts, however, which are referred to as reverse management contracts, require the Company to pay for certain costs that are offset by larger management fees. Margins for lease contracts vary significantly not only due to operating performance, but also variability in parking rates in different cities and varying space utilization by parking facility type and location.

        The attacks that occurred on September 11th had an immediate effect on the Company's business at all of the 74 airports that it operates and, to a lesser extent, at isolated urban facilities near governmental institutions. Although business at airports had been declining before the September 11th attacks, an immediate significant decrease in airport revenues occurred following those events. Parking revenue at its airports declined 45.3% during the period of September 16 through 30, 2001, compared to the same period of 2000. Revenues at airports have recovered since the attacks to a 16.6% decline for the period December 15-30, 2001, and has improved further to a 11.4% decline for the month of March 2002 as compared to the same period in the prior year. The Company does not know what the lasting effect of the September 11th attacks will be. However, there remain in place several stringent security measures that prohibit parking within a certain distance of the terminal, which continues to impact utilization of parking spaces. The airport parking transportation market represented approximately 21% of the Company's 2001 annual gross profit.

        The following should be read in conjunction with the condensed consolidated financial statements.

Three Months ended March 31, 2002 Compared to Three Months ended March 31, 2001

        Gross customer collections.    Gross customer collections decreased $38.2 million, or 9.6%, to $357.3 million in the first quarter of 2002, compared to $395.5 in the first quarter of 2001. This decrease is attributable to the economic impact affecting the airport and travel industry, the lingering effects of the attacks of September 11th, and the downturn in general economic conditions. This decrease was partially offset by the addition of a net total of 50 locations.

        Parking services revenue—lease contracts.    Lease contract revenue decreased $6.5 million, or 15.6%, to $34.8 million in the first quarter of 2002, compared to $41.3 million in the first quarter of 2001. This decrease resulted from the net reduction of 29 leases through contract expirations, conversions to management contracts and the downturn in general economic conditions.

        Parking services revenue—management contracts.    Management contract revenue of $20.4 million in the first quarter of 2002 was equivalent to $20.4 million in the first quarter of 2001. The increase resulting from the net addition of 79 management contracts through internal growth and conversions from lease contracts was offset by the negative economic impact on our reverse management contracts.

        Cost of parking services—lease contracts.    Cost of parking services for lease contracts decreased $5.7 million, or 15.2%, to $31.5 million for the first quarter of 2002, compared to $37.2 million in the first quarter of 2001. This decrease resulted from the reduction of 29 leases through terminations and conversions to management contracts. Gross margin for lease contracts declined to 9.5% for the first quarter of 2002 compared to 9.9% for the first quarter of 2001. This decrease resulted from increased rents on lease contract renewals, the lower airport travel volumes and the downturn in general economic conditions.

        Cost of parking services—management contracts.    Cost of parking services for management contracts increased $0.5 million, or 4.9%, to $11.0 million for the first quarter of 2002, compared to $10.5 million in the first quarter of 2001. This increase resulted from the addition of a net total of 79 management contracts through internal growth and conversions from lease contracts. Gross margin for management contracts declined to 46.2% in the first quarter of 2002 compared to 48.8% for the first quarter of 2001. Most management contracts have no cost of parking services related to them, as all costs are reimbursable to the Company. However, several contracts, which are referred to as reverse management contracts, require the Company to pay for certain costs that are offset by larger management fees. The increase in cost of parking for management contracts was related to the addition of several contracts of this type and the negative economic impact affecting airport travel volumes on these types of contracts.

        General and administrative expenses.    General and administrative expenses decreased $0.8 million, or 9.5%, to $7.7 million for the first quarter of 2002, as compared to $8.5 million for the first quarter of 2001. This decrease resulted from cost savings, staff reductions and operating efficiencies.

        Other special charges.    The Company recorded $0.2 million of other special charges in the first quarter of 2002, as compared to no charges in the first quarter of 2001. The 2002 special charges relate to legal costs incurred for the registration of the 14% senior subordinated second lien notes.

        Management fee—parent company.    The Company recorded $0.8 million of management fee to our parent company, AP Holdings, pursuant to the Company's management agreement with AP Holdings and as permitted by the terms and conditions as set forth in the new senior credit agreement.

Liquidity and Capital Resources

        On January 11, 2002, the Company completed a restructuring of its publicly issued debt. The Company exchanged $91.1 million of its outstanding 9 1/4% notes due 2008 for $59.3 million of the Company's newly issued 14% senior subordinated second lien notes due 2006 and shares of the Company's newly issued Series D preferred stock. As part of these transactions, the Company also received $20.0 million in cash. The cash was used to repay borrowings under the Company's old credit facility, repurchase shares of existing redeemable Series C preferred stock owned by our parent company and pay expenses incurred in connection with the restructuring transactions (including approximately $3.0 million to our parent company as a transaction advisory fee).

        The Company entered into an amended and restated credit agreement as of January 11, 2002 with the LaSalle Bank National Association ("LaSalle") and Bank One, N.A., ("Bank One") (the lenders under its prior senior credit facility) that restructured its prior $40.0 million senior credit facility into a new senior credit facility. The new facility consists of a $25.0 million revolving credit facility provided by LaSalle, which will expire on March 1, 2004 and a $15.0 million term loan held by Bank One amortizing with $5.0 million due on December 31, 2002 and the remainder due on March 10, 2004. APCOA/Standard utilizes the revolving new facility to provide readily accessible cash for working capital purposes and general corporate purposes and to provide standby letters of credit. The revolving new facility provides for cash borrowings up to the lesser of $25.0 million or 80% of its eligible accounts receivable (as defined therein) and includes a letter of credit facility with a sublimit of $8.0 million (or such greater amount as LaSalle may agree to for letters of credit). The revolving new facility bears interest based, at the Company's option, either on LIBOR plus 3.75% or the Alternate Base Rate (as defined below) plus 1.50%. The Company may elect interest periods of 1, 2, or 3 months for LIBOR-based borrowings. The Alternate Base Rate is the higher of (i) the rate publicly announced from time to time by LaSalle as its "prime rate" and (ii) the overnight federal funds rates plus 0.50%. LIBOR will at all times be determined by taking into account maximum statutory reserves required (if any). The interest rate applicable to the term loan is a fixed rate of 13.0%, of which cash interest at 9.5% will be payable monthly in arrears and 3.5% will accrue without compounding and be payable on March 10, 2004 or earlier maturity, whether pursuant to any permitted prepayment acceleration or otherwise. The new senior credit facility includes covenants that limit the Company's ability to incur additional indebtedness, issue preferred stock or pay dividends and will contain certain other restrictions on its activities. It is secured by substantially all of its existing and future domestic subsidiaries' existing and after-acquired assets (including 100% of the stock of our existing and future domestic subsidiaries and 65% of the stock of its existing and future foreign subsidiaries), by a first priority pledge of all of the common stock of the Company owned by AP Holdings and by all other existing and after-acquired property of the parent company. At March 31, 2002, the Company had $3.0 million of letters of credit outstanding under the new facility and borrowings against the new facility aggregated $25.5 million.

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

        Gross daily collections are collected by APCOA/Standard and deposited into banks in one of three methods, which impact the Company's investment in working capital: (i) locations with revenues deposited into APCOA/Standard's bank accounts reduce the Company's investment in working capital, (ii) locations that have segregated accounts generally require no investment in working capital and (iii) accounts where the revenues are deposited into the clients' accounts increase the Company's investment in working capital. The Company's average investment in working capital depends on its contract mix. For example, an increase in contracts that required all cash deposited in the Company's bank accounts reduces its investment in working capital and improves its liquidity. During the period of January 1, 2002 to March 31, 2002, there was no decrease in these types of contracts.

        APCOA/Standard's liquidity also fluctuates on an intra-month and intra-year basis depending on the contract mix and timing of significant cash payments such as the Company's scheduled interest payments. Additionally, the Company's ability to utilize cash deposited into APCOA/Standard local accounts is dependent upon the availability and movement of that cash into the Company's corporate account. For all these reasons, the Company from time to time carries significant cash balances, while at the same time utilizing the senior credit facility.

        The Company is required under certain contracts to provide performance bonds. These bonds are renewed on an annual basis. The market for performance bonds has been severely impacted by the events of September 11th and general economic conditions. Consequently, the market has contracted, resulting in an industry-wide requirement to provide additional collateral to the surety providers. As of March 31, 2002, the Company provided $3.0 million in letters of credit to collateralize its current performance bond program. The Company expects that it will have to provide additional collateral as the current bonds reach their respective expiration dates. While the Company expects that it will be able to provide sufficient collateral, given the market conditions, there can be no assurance that the Company will be able to do so.

        Based on the Company's current level of operations, the Company believes its cash flow from operations, available cash and available borrowings under its senior credit facility will be adequate to meet its future liquidity needs through the maturity of the senior credit facility.

        The ability of the Company to generate cash from operations is partially dependent upon cash collected and generated from airport parking facilities. As a result of reduced air traffic and the impact of restrictions on the use of parking facilities within 300 feet of airport terminals and also reduced traffic at hotel and retail facilities, the Company may continue to experience a reduction in its revenue and cash flow from these operations.

        Consequently, there can be no assurance that the Company's cash flow from operations, combined with additional borrowings under the senior credit facility and any future credit facility, will be available in an amount sufficient to enable the Company to repay its indebtedness, including the 9 1/4% notes or the 14% notes, or to fund our other liquidity needs or planned capital expenditures. The Company has significant indebtedness. At March 31, 2002, the Company had indebtedness under the 9 1/4% notes, the 14% notes, the senior credit facility, joint venture debentures, capital lease obligations, and other asset financing totaling approximately $140.8 million, including the Company's borrowings against its senior credit facility that aggregated $25.5 million. The Company may need to refinance all or a portion of our indebtedness, including the senior credit facility and possibly including the 14% notes, on or before their respective maturities. There can be no assurance that the Company will be able to refinance any of its indebtedness, including the senior credit facility and the 14% notes, on commercially reasonable terms or at all.

        The Company has lease commitments of $28.0 for fiscal 2002. The leased properties generate sufficient cash flow to meet the base rent payment.

        The Company had cash and cash equivalents of $7.1 million at March 31, 2002, compared to $7.6 million at December 31, 2001.

Three Months ended March 31, 2002 Compared to Three Months ended March 31, 2001

        Net cash provided by operating activities totaled $4.5 million for the first quarter of 2002 compared to net cash provided by operating activities of $2.7 million for the first quarter of 2001. Cash provided during 2002 included a $4.8 million increase in other liabilities and $20.0 million from the exchange (see note 3 of Item 1), which were offset by the payment of $9.0 million in fees and expenses related to the exchange (that had been provided at December 31, 2001), an increase in accounts receivable of $3.7 million, a decrease in accounts payable of $2.8 million and $4.9 million in interest payments on the senior subordinated notes. Net cash provided during 2001 included a $1.5 million reduction in accounts receivable, a $0.5 million reduction in prepaid and other assets, a $3.6 million increase in accounts payable, which was offset by a $3.9 million decrease in other liabilities due primarily to a $6.5 million interest payment on the senior subordinated notes.

        Cash used in investing activities totaled $0.2 million for the first quarter of 2002 compared to $0.5 million for the first quarter of 2001. Cash used in investing for the first quarter of 2002 and the first quarter of 2001 resulted from capital purchases to secure and/or extend leased facilities and investments in management information system enhancements.

        Cash used in financing activities totaled $4.9 million in the first quarter of 2002 compared to cash provided by financing activities of $3.5 million for the first quarter of 2001. The 2002 first quarter activity included $3.1 million in payments on the senior credit facility, $1.6 million in redemption of redeemable preferred stock (see note 3 of Item 1), and repayments on joint venture borrowings of $0.2 million. Cash generated from financing activities in the first quarter of 2001 included $3.8 million in borrowings from the senior credit facility, offset by repayments on long-term and joint venture borrowings of $0.3 million.

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

Cautionary Statements

        The Company continues to be subject to certain factors that could cause the Company's results to differ materially from expected and historical results (see the "Risk Factors" set forth in the Company's Registration Statement on Form S-4 (No. 333-86008) filed on April 10, 2002 (the "Registration Statement"), and the Company's 2001 Form 10-K filed on March 29, 2002.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

        The Company's primary market risk exposure consists of risk related to changes in interest rates. Historically, the Company has not used derivative financial instruments for speculative or trading purposes.

        The Company entered into a $25.0 million revolving variable rate senior credit facility (see note 4 of Item 1). Interest expense on such borrowing is sensitive to changes in the market rate of interest. If the Company were to borrow the entire $25.0 million available under the facility, a 1% increase in the average market rate would result in an increase in the Company's annual interest expense of $0.3 million.

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

Foreign Currency Risk

        The Company's exposure to foreign exchange risk is minimal. All foreign investments are denominated in U.S. dollars, with the exception of Canada. The Company has approximately CAN$2.6 million of cash and no Canadian dollar denominated debt instruments at March 31, 2002. The Company does not hold any hedging instruments related to foreign currency transactions. The Company monitors foreign currency positions and may enter into certain hedging instruments in the future should it determine that exposure to foreign exchange risk has increased.

PART II. OTHER INFORMATION

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

Item 2. Changes in Securities and Use of Proceeds

        Pursuant to the APCOA/Standard Parking, Inc. 2001 Stock Option Plan, on January 30, 2002 the Company issued options to purchase 486 shares of its 18% Senior Convertible Redeemable Series D Preferred Stock due 2008 to eight of its directors, officers and consultants at an exercise price of $5,600 per share. No underwriter was engaged in connection with the issuance of these securities. These sales were made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act. This exemption was available because the issuance was made to a limited number of sophisticated offerees who had intimate knowledge of the Company and access to information that would be included in a registration statement. The Company received no cash consideration in connection with the issuance of these options.

Item 4. Submission of Matters to a Vote of Security Holders

        An Action by Consent in Writing of the Majority Shareholder was taken on January 10, 2002. The holder of 26.3 shares of the Company's common stock (84.0% of the outstanding common stock) voted to amend the Amended and Restated Certificate of Incorporation to increase the authorized capital stock from 5,000 shares to 22,500 shares, of which 3,000 are common stock (no change) and 19,500 shares are preferred stock (increased from 2,000 shares).

        A Written Action of Shareholders was taken on January 23, 2002. The holder of 26.3 shares of the Company's common stock (84.0% of the outstanding common stock) voted to approve the adoption of the 2001 Stock Option Plan for the benefit of certain key employees, directors, officers and consultants of the Company and its affiliates.

Item 5. Other Information

        On March 11, 2002, APCOA/Standard issued shares of its Series D Redeemable Convertible Preferred Stock (the "Series D Stock") to AP Holdings, the parent of APCOA/Standard, in exchange for shares of APCOA/Standard Series C Preferred Stock on terms which the Company believes are no less favorable than what normally would be obtained through arms length transactions. The Series D Stock was issued without registration in reliance on section 4(2) of the Securities Act of 1933, as amended. The exemption was available on the basis that the issued shares were offered solely to the existing majority APCOA/Standard shareholder and was not, therefore, the subject of a public offering. If, upon the occurrence of an initial public offering, APCOA/Standard does not redeem all of the shares of the Series D Stock, APCOA/Standard or, if APCOA/Standard does not make an election, the holder thereof, may elect to convert all of such holder's shares of the Series D Stock into a number of shares of APCOA/Standard's capital stock offered in such initial public offering equal to, on a per-share basis, the quotient of 118% of the liquidation amount plus an amount equal to 118% of all accrued but unpaid dividends by the price per share of APCOA/Standard's capital stock sold in such initial public offering.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company.
3.2	Certificate of Amendment of the Certificate of Incorporation dated January 10, 2002.
3.3	Certificate of Designations, Preferences and Relative, Participating, Optional and other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series C Redeemable Preferred Stock of the Company dated March 30, 1998.
3.4	Certificate of Designations, Preferences and Relative, Participating, Optional and other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of 18% Senior Convertible Redeemable Series D Preferred Stock of the Company dated January 10, 2002.
3.5	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.3 of Amendment No. 2 to the Company's Registration Statement on Form S-4, File No. 333-50437, filed on July 15, 1998).
4.1	Indenture governing the Company's 14% Senior Subordinated Second Lien Notes Due 2006, dated as of January 11, 2002, by and among the Company, the Subsidiary Guarantors and Wilmington Trust Company (incorporated by reference to Exhibit 4.15 of the Company's Annual Report on Form 10-K filed for December 31, 2001).
4.2	Supplemental Indenture governing the Company's 9 1/4% Senior Subordinated Notes due 2008, dated as of January 11, 2002, by and among the Company, the Subsidiary Guarantors and State Street Bank and Trust Company (incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-4, File No. 333-86008, filed on April 10, 2002).
4.3	Form of the Company's 14% Senior Subordinated Second Lien Note Due 2006 (incorporated by reference to Exhibit 4.16 of the Company's Annual Report on Form 10-K filed for December 31, 2001).
4.4	Form of the Company's 14% Senior Subordinated Second Lien Note Guarantee Due 2006 (incorporated by reference to Exhibit 4.17 of the Company's Annual Report on Form 10-K filed for December 31, 2001).
10.1	Amended and Restated Senior Credit Agreement dated January 11, 2002 by and among the Company, LaSalle Bank National Association and various Lenders, as defined therein (incorporated by reference to Exhibit 10.37 of the Company's Annual Report on Form 10-K filed for December 31, 2001).
10.2	Technical Correction of the Amended and Restated Senior Credit Agreement dated February 2, 2002, by and among the Company, the Lenders and LaSalle Bank, N.A. as agent for the Lenders (incorporated by reference to Exhibit 10.38 of the Company's Annual Report on Form 10-K filed for December 31, 2001).
10.3	Registration Rights Agreement, dated as of January 11, 2002, by and among the Company, the Subsidiary Guarantors and Credit Suisse First Boston Corporation (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-4, File No. 333-86008, filed on April 10, 2002).
10.4	Consulting Engagement Letter between APCOA and AP Holdings dated January 11, 2002 (incorporated by reference to Exhibit 10.35 of the Company's Annual Report on Form 10-K filed for December 31, 2001).
10.5	Intercreditor Agreement dated January 11, 2002 by and among the Company, the Subsidiary Guarantors, Wilmington Trust Company and LaSalle Bank N.A. (incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-4, File No. 333-86008, filed on April 10, 2002).

10.6	Assignment of Partnership Interests Security Agreement dated January 11, 2002 by and among the Company, the Subsidiary Guarantors, and Wilmington Trust Company, as trustee and collateral agent (incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-4, File No. 333-86008, filed on April 10, 2002).
10.7	Limited Liability Company Membership Interests Security Agreement dated January 11, 2002 by and among the Company, the Subsidiary Guarantors, and Wilmington Trust Company, as trustee and collateral agent (incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-4, File No. 333-86008, filed on April 10, 2002).
10.8	Joint Venture Interest Security Agreement dated January 11, 2002 by and among the Company, the Subsidiary Guarantors, and Wilmington Trust Company, as trustee and collateral agent (incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-4, File No. 333-86008, filed on April 10, 2002).
10.9	Patent Collateral Assignment and Security Agreement dated January 11, 2002 by and among the Company, the Subsidiary Guarantors, and Wilmington Trust Company, as trustee and collateral agent (incorporated by reference to Exhibit 10.10 of the Company's Registration Statement on Form S-4, File No. 333-86008, filed on April 10, 2002).
10.10	Trademark Collateral Security and Pledge Agreement dated January 11, 2002 by and among the Company, the Subsidiary Guarantors, and Wilmington Trust Company, as trustee and collateral agent (incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-4, File No. 333-86008, filed on April 10, 2002).
10.11	Memorandum of Grant of Security Interest in Copyrights dated January 11, 2002 by and among the Company, the Subsidiary Guarantors, and Wilmington Trust Company, as trustee and collateral agent (incorporated by reference to Exhibit 10.12 of the Company's Registration Statement on Form S-4, File No. 333-86008, filed on April 10, 2002).
10.12	Securities Pledge Agreement dated January 11, 2002 by and among the Company, the Subsidiary Guarantors, and Wilmington Trust Company, as trustee and collateral agent (incorporated by reference to Exhibit 10.13 of the Company's Registration Statement on Form S-4, File No. 333-86008, filed on April 10, 2002).
10.13	Security Agreement dated January 11, 2002 by and among the Company, the Subsidiary Guarantors, and Wilmington Trust Company, as trustee and collateral agent (incorporated by reference to Exhibit 10.14 of the Company's Registration Statement on Form S-4, File No. 333-86008, filed on April 10, 2002).
10.14	Stock option plan between the Company and eligible executives, employees, directors and/or consultants (incorporated by reference to Exhibit 10.28 of the Company's Annual Report of Form 10-K filed for December 31, 2001).
10.15	Exchange Agreement by and between the Company and AP Holdings dated March 11, 2002 (incorporated by reference to Exhibit 10.29 of the Company's Annual Report of Form 10-K filed for December 31, 2001).
10.16	Third Amendment to the Employment Agreement between the Company and James A. Wilhelm dated January 31, 2002 (incorporated by reference to Exhibit 10.34 of the Company's Annual Report of Form 10-K filed for December 31, 2001).
b)
Reports on Form 8-K

        During the quarter ended March 31, 2002, two reports on Form 8-K were filed on January 9, 2002 and January 15, 2002, both of which reported matters under Item 5, Other Events.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APCOA/Standard Parking, Inc.
Dated: May 10, 2002	By:	/s/ DANIEL R. MEYER Daniel R. Meyer Senior Vice President, Corporate Controller/ Assistant Treasurer (Principal Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company.
3.2	Certificate of Amendment of the Certificate of Incorporation dated January 10, 2002.
3.3
Certificate of Designations, Preferences and Relative, Participating, Optional and other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series C Redeemable Preferred Stock of the Company dated March 30, 1998.
3.4
Certificate of Designations, Preferences and Relative, Participating, Optional and other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of 18% Senior Convertible Redeemable Series D Preferred Stock of the Company dated January 10, 2002.
3.5
Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.3 of Amendment No. 2 to the Company's Registration Statement on Form S-4, File No. 333-50437, filed on July 15, 1998).
4.1
Indenture governing the Company's 14% Senior Subordinated Second Lien Notes Due 2006, dated as of January 11, 2002, by and among the Company, the Subsidiary Guarantors and Wilmington Trust Company (incorporated by reference to Exhibit 4.15 of the Company's Annual Report on Form 10-K filed for December 31, 2001).
4.2
Supplemental Indenture governing the Company's 9 1/4% Senior Subordinated Notes due 2008, dated as of January 11, 2002, by and among the Company, the Subsidiary Guarantors and State Street Bank and Trust Company (incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-4, File No. 333-86008, filed on April 10, 2002).
4.3	Form of the Company's 14% Senior Subordinated Second Lien Note Due 2006 (incorporated by reference to Exhibit 4.16 of the Company's Annual Report on Form 10-K filed for December 31, 2001).
4.4	Form of the Company's 14% Senior Subordinated Second Lien Note Guarantee Due 2006 (incorporated by reference to Exhibit 4.17 of the Company's Annual Report on Form 10-K filed for December 31, 2001).
10.1
Amended and Restated Senior Credit Agreement dated January 11, 2002 by and among the Company, LaSalle Bank National Association and various Lenders, as defined therein (incorporated by reference to Exhibit 10.37 of the Company's Annual Report on Form 10-K filed for December 31, 2001).
10.2
Technical Correction of the Amended and Restated Senior Credit Agreement dated February 2, 2002, by and among the Company, the Lenders and LaSalle Bank, N.A. as agent for the Lenders (incorporated by reference to Exhibit 10.38 of the Company's Annual Report on Form 10-K filed for December 31, 2001).
10.3
Registration Rights Agreement, dated as of January 11, 2002, by and among the Company, the Subsidiary Guarantors and Credit Suisse First Boston Corporation (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-4, File No. 333-86008, filed on April 10, 2002).
10.4	Consulting Engagement Letter between APCOA and AP Holdings dated January 11, 2002 (incorporated by reference to Exhibit 10.35 of the Company's Annual Report on Form 10-K filed for December 31, 2001).

10.5
Intercreditor Agreement dated January 11, 2002 by and among the Company, the Subsidiary Guarantors, Wilmington Trust Company and LaSalle Bank N.A. (incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-4, File No. 333-86008, filed on April 10, 2002).
10.6
Assignment of Partnership Interests Security Agreement dated January 11, 2002 by and among the Company, the Subsidiary Guarantors, and Wilmington Trust Company, as trustee and collateral agent (incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-4, File No. 333-86008, filed on April 10, 2002).
10.7
Limited Liability Company Membership Interests Security Agreement dated January 11, 2002 by and among the Company, the Subsidiary Guarantors, and Wilmington Trust Company, as trustee and collateral agent (incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-4, File No. 333-86008, filed on April 10, 2002).
10.8
Joint Venture Interest Security Agreement dated January 11, 2002 by and among the Company, the Subsidiary Guarantors, and Wilmington Trust Company, as trustee and collateral agent (incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-4, File No. 333-86008, filed on April 10, 2002).
10.9
Patent Collateral Assignment and Security Agreement dated January 11, 2002 by and among the Company, the Subsidiary Guarantors, and Wilmington Trust Company, as trustee and collateral agent (incorporated by reference to Exhibit 10.10 of the Company's Registration Statement on Form S-4, File No. 333-86008, filed on April 10, 2002).
10.10
Trademark Collateral Security and Pledge Agreement dated January 11, 2002 by and among the Company, the Subsidiary Guarantors, and Wilmington Trust Company, as trustee and collateral agent (incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-4, File No. 333-86008, filed on April 10, 2002).
10.11
Memorandum of Grant of Security Interest in Copyrights dated January 11, 2002 by and among the Company, the Subsidiary Guarantors, and Wilmington Trust Company, as trustee and collateral agent (incorporated by reference to Exhibit 10.12 of the Company's Registration Statement on Form S-4, File No. 333-86008, filed on April 10, 2002).
10.12
Securities Pledge Agreement dated January 11, 2002 by and among the Company, the Subsidiary Guarantors, and Wilmington Trust Company, as trustee and collateral agent (incorporated by reference to Exhibit 10.13 of the Company's Registration Statement on Form S-4, File No. 333-86008, filed on April 10, 2002).
10.13
Security Agreement dated January 11, 2002 by and among the Company, the Subsidiary Guarantors, and Wilmington Trust Company, as trustee and collateral agent (incorporated by reference to Exhibit 10.14 of the Company's Registration Statement on Form S-4, File No. 333-86008, filed on April 10, 2002).
10.14
Stock option plan between the Company and eligible executives, employees, directors and/or consultants (incorporated by reference to Exhibit 10.28 of the Company's Annual Report of Form 10-K filed for December 31, 2001).
10.15	Exchange Agreement by and between the Company and AP Holdings dated March 11, 2002 (incorporated by reference to Exhibit 10.29 of the Company's Annual Report of Form 10-K filed for December 31, 2001).
10.16
Third Amendment to the Employment Agreement between the Company and James A. Wilhelm dated January 31, 2002 (incorporated by reference to Exhibit10.34 of the Company's Annual Report of Form 10-K filed for December 31, 2001).

QuickLinks

Part I. Financial Information
  PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
INDEX TO EXHIBITS