Form 10-Q
period 2002-06-30
APCOA STANDARD PARKING INC /DE/
filed 2002-08-14
CIK 1059262

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

        As of August 14, 2002, there were outstanding 31.3 shares of the issuer's common stock.

APCOA/STANDARD PARKING, INC.
FORM 10-Q INDEX

Part I. Financial Information
Item 1.	Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001	3
	Condensed Consolidated Statements of Operations for the three months ended June 30, 2002 and June 30, 2001 and for the six months ended June 30, 2002 and June 30, 2001	4
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and June 30, 2001	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Part II. Other Information
Item 1.	Legal Proceedings	21
Item 5.	Other Information	21
Item 6.	Exhibits and Reports on Form 8-K	21
Signatures		22
Index to Exhibits		23

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

APCOA/STANDARD PARKING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	June 30, 2002	December 31, 2001
	(Unaudited)	(see Note)
ASSETS
Current assets:
Cash and cash equivalents	$7,213	$7,602
Notes and accounts receivable, net	40,738	40,276
Prepaid expenses and supplies	1,037	1,194

Total current assets	48,988	49,072

Leaseholds and equipment, net	21,657	18,583
Advances and deposits	860	1,196
Cost in excess of net assets acquired	115,727	115,332
Intangible and other assets	7,250	8,051

Total assets	$194,482	$192,234

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$26,621	$34,620
Accrued and other current liabilities	23,666	33,054
Current portion of long-term borrowings	1,460	1,554

Total current liabilities	51,747	69,228
Long-term borrowings, excluding current portion	162,021	173,703
Other long-term liabilities	14,788	12,658
Senior convertible preferred stock	43,245	—
Redeemable preferred stock	53,347	61,330
Common stock subject to put/call rights; 5.01 shares issued and outstanding	8,988	8,500
Common stockholders' deficit:
Common stock, par value $1.00 per share; 3,000 shares authorized; 26.3 shares issued and outstanding	1	1
Additional paid-in capital	15,222	11,422
Accumulated other comprehensive loss	(521)	(803)
Accumulated deficit	(154,356)	(143,805)

Total common stockholders' deficit	(139,654)	(133,185)

Total liabilities and stockholders' deficit	$194,482	$192,234

See Notes to Condensed Consolidated Financial Statements.

Note:	The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

APCOA/STANDARD PARKING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Parking services revenue:
Lease contracts	$36,877	$41,815	$71,716	$83,088
Management contracts	19,888	20,742	40,265	41,149

	56,765	62,557	111,981	124,237
Reimbursement of management contract expense	88,552	87,145	175,455	174,358

Total Revenue	145,317	149,702	287,436	298,595
Cost of parking services:
Lease contracts	32,936	37,738	64,464	74,928
Management contracts	10,262	10,393	21,222	20,844

	43,198	48,131	85,686	95,772
Reimbursed management contract expenses	88,552	87,145	175,455	174,358

Total cost of parking services	131,750	135,276	261,141	270,130
Gross profit	13,567	14,426	26,295	28,465
General and administrative expenses	7,476	8,085	15,196	16,616
Other special charges	1,243	—	1,451	—
Depreciation and amortization	2,073	2,885	3,482	5,614
Management fee-parent company	750	—	1,500	—

Operating income	2,025	3,456	4,666	6,235
Interest expense (income):
Interest expense	4,076	4,679	7,992	9,341
Interest income	(119)	(215)	(164)	(433)

	3,957	4,464	7,828	8,908

Loss before minority interest and income taxes	(1,932)	(1,008)	(3,162)	(2,673)
Minority interest	50	76	80	125
Income tax expense	134	95	249	195

Net loss	(2,116)	(1,179)	(3,491)	(2,993)
Preferred stock dividends	3,520	1,566	6,561	3,090
(Decrease) increase in fair value of common stock subject to put/call rights	245	(453)	488	1,951

Net loss attributable to common stockholders	$(5,881)	$(2,292)	$(10,540)	$(8,034)

See Notes to Condensed Consolidated Financial Statements.

APCOA/STANDARD PARKING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended
	June 30, 2002	June 30, 2001
Operating activities:
Net loss	$(3,491)	$(2,993)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	3,482	5,614
Non-cash interest	645	—
Change in operating assets and liabilities, net of acquisitions	3,894	(3,768)

Net cash provided by (used in) operating activities	4,530	(1,147)
Investing activities:
Purchase of leaseholds and equipment	(490)	(785)
Purchase of leaseholds and equipment by joint ventures	(3)	(8)

Net cash used in investing activities	(493)	(793)
Financing activities:
Proceeds from long-term borrowings	—	6,050
Payments on long-term borrowings	(1,836)	(782)
Payments of debt issuance costs	—	(327)
Payments on joint venture borrowings	(372)	(424)
Redemption of preferred stock	(2,500)	—

Net cash provided (used in) by financing activities	(4,708)	4,517
Effect of exchange rate on cash and cash equivalents	282	638
(Decrease) increase in cash and cash equivalents	(389)	3,215
Cash and cash equivalents at beginning of period	7,602	3,539
Cash and cash equivalents at end of period	$7,213	$6,754
Non-cash investing Capital Leases	$5,541	—
Supplemental disclosures:
Cash paid during the period for:
Interest	$9,154	$8,535
Taxes	322	413

See Notes to Condensed Consolidated Financial Statements.

APCOA/STANDARD PARKING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002
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

        In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the financial position and results of operations have been included. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that might be expected for any other interim period or the fiscal year ending December 31, 2002. The financial statements presented in this Report should be read in conjunction with the consolidated financial statements and footnotes thereto included in APCOA/Standard's 2001 Annual Report on Form 10-K filed March 29, 2002.

        Certain reclassifications have been made to the 2001 financial information to conform to the 2002 presentation.

2. Other Special Charges

        Included in "Other Special Charges" in the accompanying condensed consolidated statements of operations are the following:

	Six Months Ended
	June 30, 2002	June 30, 2001
	(Unaudited)
Cost associated with registration	$528	$—
Incremental integration costs and other	$923	—

Total other special charges	$1,451	—

        The costs associated with registration for the period ended June 30, 2002, relate to professional fees incurred to register the 14% senior subordinated second lien notes. The costs associated with incremental integration costs and other include $257 for legal costs on terminated contracts, $300 for costs incurred for the debt reorganization of the parent company, $203 for cobra insurance costs of a prior subsidiary of the former parent company in accordance with ERISA requirements and $163 for retroactive rent and other adjustments. There were no special charges for the period ended June 30, 2001.

3. Exchange Offer

        On January 11, 2002, APCOA/Standard completed an unregistered exchange and recapitalization of a portion of its 9 1/4% Senior Subordinated Notes due 2008. APCOA/Standard received gross cash proceeds of $20.0 million and retired $91.1 million of its outstanding 9 1/4% Senior Subordinated Notes due 2008. In exchange, APCOA/Standard issued $59.3 million of 14% Senior Subordinated Second Lien Notes due 2006 and 3,500 shares of 18% Senior Convertible Redeemable Preferred Stock, with a face value of $35.0 million which is mandatorily redeemable on June 15, 2008. In conjunction with the exchange, the Company repaid $9.5 million of indebtedness under the Senior Credit Facility, paid $2.7 million in accrued interest relating to the $91.1 million of the 9 1/4% Senior Subordinated Notes due 2008 that were tendered, $9.7 million (including $1.3 million capitalized as debt issuance costs related to the amended and restated senior credit facility) in fees and expenses related to the exchange, which included a $3.0 million transaction advisory fee to AP Holdings, Inc. ("AP Holdings"), APCOA/Standard's parent company, and a repurchase of $1.5 million of redeemable preferred stock held by AP Holdings. The fees and expenses of $9.7 million related to the exchange and the amended and restated senior credit facility were provided for in the period ended December 31, 2001. The company repurchased $0.1 million of redeemable preferred stock held by AP Holdings on February 20, 2002 and $0.9 million on June 17, 2002.

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

        On April 10, 2002, the Company filed a registration statement on Form S-4 (SEC file no. 333-86008) to offer to exchange up to $59,295,000 in aggregate principal amount of its registered 14% Senior Subordinated Notes (including unregistered notes paid as interest on unregistered notes). The registration statement, which was amended on May 24, 2002, June 17, 2002 and June 26, 2002, was declared effective by the Commission on June 28, 2002. The prospectus was supplemented on July 8, 2002 to increase the maximum amount of notes subject to the exchange to $60,298,900, thereby covering the notes issued as interest paid on June 15, 2002. In connection with the exchange offer, which expired on August 9, 2002, all outstanding unregistered 14% Notes were exchanged for registered 14% Notes.

        Long-term borrowings as of June 30, 2002 includes $15.6 million of carrying value in excess of principal.

4. Credit Facility

        The Company entered into an amended and restated credit agreement as of January 11, 2002 with the LaSalle Bank National Association ("LaSalle") and Bank One, N.A., ("Bank One") (the lenders under its prior senior credit facility) that restructured its prior $40.0 million senior credit facility into a new senior credit facility. The new facility consists of a $25.0 million revolving credit facility provided by LaSalle, which will expire on March 10, 2004, and a $15.0 million term loan held by Bank One amortizing with $5.0 million due on December 31, 2002 and the remainder due on March 10, 2004. APCOA/Standard utilizes the revolving new facility to provide readily accessible cash for working capital purposes and general corporate purposes and to provide standby letters of credit. The revolving new facility provides for cash borrowings up to the lesser of $25.0 million or 80% of its eligible accounts receivable (as defined therein) and includes a letter of credit facility with a sublimit of $8.0 million (or such greater amount as LaSalle may agree to for letters of credit). The revolving new facility bears interest based, at the Company's option, either on LIBOR plus 3.75% or the Alternate Base Rate (as defined below) plus 1.50%. The Company may elect interest periods of 1, 2, or 3 months for LIBOR-based borrowings. The Alternate Base Rate is the higher of (i) the rate publicly announced from time to time by LaSalle as its "prime rate" and (ii) the overnight federal funds rates plus 0.50%. LIBOR will at all times be determined by taking into account maximum statutory reserves required (if any). The interest rate applicable to the term loan is a fixed rate of 13.0%, of which cash interest at 9.5% will be payable monthly in arrears and 3.5% will accrue without compounding and be payable on March 10, 2004 or earlier maturity, whether pursuant to any permitted prepayment acceleration or otherwise. The new senior credit facility includes covenants that limit the Company's ability to incur additional indebtedness, issue preferred stock or pay dividends and will contain certain other restrictions on its activities. It is secured by substantially all of its existing and future domestic subsidiaries' existing and after-acquired assets (including 100% of the stock of its existing and future domestic subsidiaries and 65% of the stock of its existing and future foreign subsidiaries), by a first priority pledge of all of the common stock of the Company owned by AP Holdings and by all other existing and after-acquired property of the parent company. The senior credit facility was amended effective as of June 17, 2002 and June 30, 2002. At June 30, 2002, the Company had $3.4 million of letters of credit outstanding under the new facility and borrowings against the new facility aggregated $27.5 million.

5. Subsidiary Guarantors

        Substantially all of the Company's direct or indirect wholly owned domestic subsidiaries, other than inactive subsidiaries, fully, unconditionally, jointly and severally guarantee the Company's 14% Senior Subordinated Second Lien Notes due December 15, 2006, its 9 1/4% Senior Subordinated Notes due 2008, and its senior credit facility. Financial statements of the guarantor subsidiaries are not separately presented because, in the opinion of management, such financial statements are not material to investors. The non-guarantor subsidiaries include joint ventures, wholly owned subsidiaries of the Company organized under the laws of foreign jurisdictions, inactive subsidiaries, and bankruptcy remote subsidiaries formed in connection with joint ventures, all of which are included in the consolidated financial statements. The following is summarized combined financial information for the Company, the guarantor subsidiaries of the Company and the non-guarantor subsidiaries of the Company:

	APCOA/Standard	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Balance Sheet Data:
June 30, 2002
Cash and cash equivalents	$3,574	$441	$3,198	—	$7,213
Notes and accounts receivable	37,480	(233)	3,491	—	40,738
Current assets	41,928	256	6,804	—	48,988
Leaseholds and equipment, net	14,307	4,680	2,670	—	21,657
Cost in excess of net assets acquired, net	23,572	88,774	3,381	—	115,727
Investment in subsidiaries	101,631	—	—	(101,631)	—
Total assets	185,784	97,188	13,141	(101,631)	194,482
Accounts payable	16,634	7,210	2,777	—	26,621
Current liabilities	39,314	4,938	7,495	—	51,747
Long-term borrowings, excluding current portion	159,817	—	2,204	—	162,021
Senior convertible preferred stock	43,245	—	—	—	43,245
Redeemable preferred stock	53,347	—	—	—	53,347
Common stock subject to put/call rights	8,988	—	—	—	8,988
Total stockholders' equity (deficit)	(123,918)	84,252	1,643	(101,631)	(139,654)
Total liabilities and stockholders' equity (deficit)	190,435	92,537	13,141	(101,631)	194,482
December 31, 2001
Cash and cash equivalents	$8,522	$(2,009)	$1,089	$—	$7,602
Notes and accounts receivable	30,568	5,767	3,941	—	40,276
Current assets	40,105	3,822	5,145	—	49,072
Leaseholds and equipment, net	10,377	5,141	3,065	—	18,583
Cost in excess of net assets acquired, net	23,492	88,618	3,222	—	115,332
Investment in subsidiaries	92,335	—	—	(92,335)	—
Total assets	170,906	101,771	11,892	(92,335)	192,234
Accounts payable	25,238	6,865	2,517	—	34,620
Current liabilities	55,706	7,769	5,753	—	69,228
Long-term borrowings, excluding current portion	171,127	—	2,576	—	173,703
Redeemable preferred stock	61,330	—	—	—	61,330
Common stock subject to put/call rights	8,500	—	—	—	8,500
Total stockholders' equity (deficit)	(136,054)	93,034	2,170	(92,335)	(133,185)
Total liabilities and stockholders' equity (deficit)	170,906	101,771	11,892	(92,335)	192,234

Income Statement Data:
Six Months Ended June 30, 2002
Parking Revenue	$240,494	$35,487	$11,455	$—	$287,436
Cost of parking services	223,639	27,970	9,532	—	261,141
General and administrative expenses	2,000	13,064	132	—	15,196
Other special charges	1,451	—	—	—	1,451
Depreciation and amortization	2,169	887	426	—	3,482
Management fee—parent company	1,500	—	—	—	1,500
Operating income	9,734	(6,434)	1,366	—	4,666
Interest expense, net	7,671	(12)	169	—	7,828
Equity in earnings of subsidiaries	(5,708)	—	—	5,708	—
Net (loss) income	(3,491)	(6,422)	714	5,708	(3,491)
Six Months Ended June 30, 2001
Parking Revenue	$242,365	$44,580	$11,650	$—	$298,595
Cost of parking services	223,884	36,984	9,262	—	270,130
General and administrative expenses	2,362	14,111	143	—	16,616
Other special charges	—	—	—	—	—
Depreciation and amortization	2,461	2,526	627	—	5,614
Operating income	13,657	(9,041)	1,619	—	6,235
Interest expense, net	8,686	(79)	301	—	8,908
Equity in earnings of subsidiaries	(7,965)	—	—	7,965	—
Net (loss) income	(2,994)	(9,067)	1,103	7,965	(2,993)
Cash Flow Data:
Six Months Ended June 30, 2002
Net cash provided by operating activities	$(593)	$3,011	$2,112	$—	$4,530
Investing activities:
Purchase of leaseholds and equipment	548	(1,038)	(3)	—	(493)
Net cash used in investing activities	548	(1,038)	(3)	—	(493)
Financing activities:
Payments on long-term borrowings	(1,836)	—	—	—	(1,836)
Payments on joint venture borrowings	(372)	—	—	—	(372)
Redemption of redeemable preferred stock	(2,500)	—	—	—	(2,500)
Net cash provided by financing activities	(4,708)	—	—	—	(4,708)
Effect of exchange rate changes	282	—	—	—	282

Six Months Ended June 30, 2001
Net cash provided by (used in) operating activities	$3,459	$(2,028)	$(2,578)	$—	$(1,147)
Investing activities:
Purchase of leaseholds and equipment	(444)	(341)	(8)	—	(793)
Net cash used in investing activities	(444)	(341)	(8)	—	(793)
Financing activities:
Proceeds from long-term borrowings	6,050	—	—	—	6,050
Payments on long-term borrowings	(782)	—	—	—	(782)
Payments on joint venture borrowings	(424)	—	—	—	(424)
Net cash provided by financing activities	4,517	—	—	—	4,517
Effect of exchange rate changes	638	—	—	—	638

6. Recently Issued Accounting Pronouncements

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

        The adoption of SFAS No. 142 eliminates the amortization of goodwill beginning January 1, 2002, and instead requires that the goodwill be tested for impairment. Transitional impairment tests of goodwill made during the six months ended June 30, 2002 did not require adjustment to the carrying value of its goodwill. As of June 30, 2002, the Company's definite lived intangible assets of $3,283, net of accumulated amortization of $2,956, primarily consisting of non-compete agreements, continue to be amortized over their useful lives.

        Amortization expense for intangible assets during the six months ended June 30, 2002 was $290. Estimated amortization expense for the remainder of 2002 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense
2002 (remainder)	$297
2003	587
2004	587
2005	570
2006	516
2007	516

        Actual results of operations for the six months ended June 30, 2002 and the pro forma results of operations for the six months ended June 30, 2001 had we applied the non-amortization provisions of SFAS 142 in the prior period are as follows:

	For the six months ended June 30,
	2002	2001
	(Unaudited)
Net loss	$(3,491)	$(2,993)
Add: goodwill amortization	—	1,602

Adjusted net loss	$(3,491)	$(1,391)

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

        During the second quarter ended June 30, 2002, the Company adopted a new accounting standard, Emerging Issues Task Force Issue No. 01-14 (EITF 01-14), which provides guidance regarding recognition as revenue costs incurred that are directly reimbursed by clients. This change has no impact on operating earnings or net earnings. Historically, expenses directly reimbursed under management agreements have been netted against the expense in the statement of operations. After review of EITF 01-14, management has concluded that these reimbursable expenses billed to the customer should be recorded as revenue and these items have been reclassified in all prior periods to conform to the new presentation. For the three month period ended June 30, 2002, the impact is an increase of $88.6 million in both revenue and expenses, as compared to $87.1 million for the three month period ended June 30, 2001. For the six month period ended June 30, 2002, the impact is an increase of $175.5 million in both revenue and expenses, as compared to $174.4 million for the six month period ended June 30, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        APCOA/Standard Parking, Inc. ("APCOA/Standard" or the "Company") operates in a single reportable segment, operating parking facilities under two types of arrangements: management contracts and leases. Under a management contract, APCOA/Standard typically receives a base monthly fee for managing the property and may also receive a small incentive bonus based on the achievement of facility revenues above a base amount among other factors. In some instances, APCOA/Standard also receives certain fees for ancillary services. Under lease arrangements, APCOA/Standard generally pays to the property owner either a fixed annual rental, a percentage of gross customer collections or a combination thereof. APCOA/Standard collects all revenues under lease arrangements and is responsible for most operating expenses, but it is typically not responsible for major maintenance or capital expenditures. As of June 30, 2002, APCOA/Standard operated approximately 83% of its 1,953 parking facilities under management contracts and approximately 17% under leases.

        Parking services revenue—lease contracts.    Parking services revenue related to lease contracts consists of all revenues received at a leased facility, including development fees, gains on sales of contracts and payments for exercising termination rights.

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

        Reimbursement of management contract expenses.    Reimbursement of management contract expenses consists of the direct reimbursement from the property owner for operating expenses incurred under a management contract.

        Cost of parking services—lease contracts.    The cost of parking services under a lease arrangement consists of contractual rental fees paid to the facility owner and all operating expenses incurred in connection with operating the leased facility. Contractual fees paid to the facility owner are based on either a fixed contractual amount or a percentage of gross revenue, or a combination thereof. Generally, under a lease arrangement, APCOA/Standard is not responsible for major capital expenditures or property taxes.

        Cost of parking services—management contracts.    The cost of parking services under a management contract is generally passed through to the facility owner. As a result, these costs are included in reimbursed management contract expense. Several APCOA/Standard contracts, which are referred to as reverse management contracts, however, require APCOA/Standard to pay for certain costs that are offset by larger management fees.

        Reimbursed management contract expense.    Reimbursed management contract expense consists of the costs incurred on behalf of the property owner for operating expenses that are directly reimbursed under a management contract.

        General and administrative expenses.    General and administrative expenses include salaries, wages, travel and office-related expenses for the headquarters, field offices and supervisory employees.

Summary of Operating Facilities

        The following table reflects the Company's facilities at the end of the periods indicated:

	June 30, 2002	December 31, 2001	June 30, 2001
Managed facilities	1,629	1,611	1,575
Leased facilities	324	328	356

Total facilities	1,953	1,939	1,931

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

        The attacks that occurred on September 11th had an immediate effect on the Company's business at all of the 74 airports that it operates and, to a lesser extent, at isolated urban facilities near governmental institutions. Although business at airports had been declining before the September 11th attacks, an immediate significant decrease in airport revenues occurred following those events. Parking revenue at its airports declined 45.3% during the period of September 16 through 30, 2001, compared to the same period of 2000. Revenues at airports have recovered since the attacks to a 16.6% decline for the period December 15-30, 2001, and has improved further to a decline of 5.2% for the month of June 2002 as compared to the same period in the prior year. The Company does not know what the lasting effect of the September 11th attacks will be. However, there remain in place several stringent security measures that prohibit parking within a certain distance of the terminal, which continues to impact utilization of parking spaces. The airport parking transportation market represented approximately 21% of the Company's 2001 annual gross profit.

        The following should be read in conjunction with the condensed consolidated financial statements.

Three Months ended June 30, 2002 Compared to Three Months ended June 30, 2001

        Parking services revenue—lease contracts.    Lease contract revenue decreased $4.9 million, or 11.8%, to $36.9 million in the second quarter of 2002, compared to $41.8 million in the second quarter of 2001. This decrease resulted from the net reduction of 32 leases through contract expirations and the downturn in general economic conditions.

        Parking services revenue—management contracts.    Management contract revenue decreased $0.9 million, or 4.1%, to $19.9 million in the second quarter of 2002, compared to $20.7 million in the second quarter of 2001. This decrease resulted from the net addition of 54 management contracts through internal growth, which was offset by the negative economic impact on our reverse management contracts.

        Reimbursement of management contract expenses.    Reimbursement of management contract expenses increased $1.5 million to $88.6 million for the second quarter of 2002, compared to

$87.1 million for the second quarter of 2001. The increase resulted from additional reimbursements for costs incurred on the behalf of owners.

        Cost of parking services—lease contracts.    Cost of parking services for lease contracts decreased $4.8 million, or 12.7%, to $32.9 million for the second quarter of 2002, compared to $37.7 million in the second quarter of 2001. This decrease resulted primarily from the net reduction of 32 leases through terminations and contract expirations. Gross margin for lease contracts increased to 10.7% for the second quarter of 2002 compared to 9.8% for the second quarter of 2001. This increase in gross margin resulted from improvement in operating expenses.

        Cost of parking services—management contracts.    Cost of parking services for management contracts decreased $0.1 million, or 1.3%, to $10.3 million for the second quarter of 2002, compared to $10.4 million in the second quarter of 2001. This decrease resulted primarily from the reduction of expenses related to reverse management contracts. Gross margin for management contracts declined to 48.4% in the second quarter of 2002 compared to 49.9% for the second quarter of 2001. Most management contracts have no cost of parking services related to them, as all costs are reimbursable to the Company. However, several contracts, which are referred to as reverse management contracts, require the Company to pay for certain costs that are offset by larger management fees. The decrease in gross margin for management contracts was related to the negative economic impact affecting airport travel volumes on these types of contracts.

        Reimbursed management contract expense.    Reimbursed management contract expense increased $1.5 million to $88.6 million for the second quarter of 2002, compared to $87.1 million for the second quarter of 2001. The increase resulted from additional costs incurred on the behalf of owners.

        General and administrative expenses.    General and administrative expenses decreased $0.6 million, or 7.5%, to $7.5 million for the second quarter of 2002, as compared to $8.1 million for the second quarter of 2001. This decrease resulted from cost savings, staff reductions and operating efficiencies.

        Other special charges.    The Company recorded $1.2 million of other special charges in the second quarter of 2002, as compared to no charges in the second quarter of 2001. The 2002 special charges relate primarily to legal costs incurred for the registration of the 14% senior subordinated second lien notes, costs related to terminated contracts, parent company debt reorganization, COBRA insurance costs of a prior subsidiary of our former parent in accordance with ERISA requirements, retroactive rent adjustments and other items. (see Note 3 of Item 1).

        Management fee—parent company.    The Company recorded $0.7 million of management fee in the second quarter of 2002, to our parent company, AP Holdings, pursuant to the Company's management agreement with AP Holdings. The actual payment of the management fee is determined by the terms and conditions as set forth in the senior credit facility. There was no management fee in the second quarter of 2001.

Six Months ended June 30, 2002 Compared to Six Months ended June 30, 2001

        Parking services revenue—lease contracts.    Lease contract revenue decreased $11.4 million, or 13.7%, to $71.7 million in the first six months of 2002, compared to $83.1 million in the first six months of 2001. This decrease resulted from the net reduction of 32 leases through contract expirations and the downturn in general economic conditions.

        Parking services revenue—management contracts.    Management contract revenue decreased $0.9 million, or 2.2%, to $40.3 million in the first six months of 2002, compared to $41.1 million in the first six months of 2001. This decrease resulted from the net addition of 54 management contracts through internal growth, which was offset by the negative economic impact on our reverse management contracts.

        Reimbursement of management contract expenses.    Reimbursement of management contract expenses increased $1.1 million to $175.5 million for the first six months of 2002, compared to $174.4 million for the first six months of 2001. The increase resulted from additional reimbursements for costs incurred on the behalf of owners.

        Cost of parking services—lease contracts.    Cost of parking services for lease contracts decreased $10.5 million, or 14.0%, to $64.5 million for the first six months of 2002, compared to $74.9 million in the first six months of 2001. This decrease resulted primarily from the net reduction of 32 leases through terminations and contract expirations. Gross margin for lease contracts increased to 10.1% for the first six months of 2002 compared to 9.8% for the first six months of 2001. This increase in gross margin resulted from improvement in operating expenses.

        Cost of parking services—management contracts.    Cost of parking services for management contracts increased $0.4 million, or 1.8%, to $21.2 million for the first six months of 2002, compared to $20.9 million in the first six months of 2001. This increase resulted primarily from the net addition of 54 management contracts through internal growth. Gross margin for management contracts declined to 47.3% in the first six months of 2002 compared to 49.3% for the first six months of 2001. Most management contracts have no cost of parking services related to them, as all costs are reimbursable to the Company. However, several contracts, which are referred to as reverse management contracts, require the Company to pay for certain costs that are offset by larger management fees. The decrease in gross margin for management contracts was related to the negative economic impact affecting airport travel volumes on these types of contracts.

        Reimbursed management contract expense.    Reimbursed management contract expense increased $1.1 million to $175.5 million for the first six months of 2002, compared to $174.4 million for the first six months of 2001. The increase resulted from additional costs incurred on the behalf of owners.

        General and administrative expenses.    General and administrative expenses decreased $1.4 million, or 8.6%, to $15.2 million for the first six months of 2002, as compared to $16.6 million for the first six months of 2001. This decrease resulted from cost savings, staff reductions and operating efficiencies.

        Other special charges.    The Company recorded $1.5 million of other special charges in the first six months of 2002, as compared to no charges in the first six months of 2001. The 2002 special charges relate primarily to legal costs incurred for the registration of the 14% senior subordinated second lien notes, costs related to terminated contracts, parent company debt reorganization, insurance costs in accordance with ERISA requirements, retroactive rent adjustments and other items. (see Note 3 of Item 1).

        Management fee—parent company.    The Company recorded $1.5 million of management fee in the first six months of 2002 to our parent company, AP Holdings, pursuant to the Company's management agreement with AP Holdings. The actual payment of the management fee is determined by the terms and conditions as set forth in the senior credit facility. There was no management fee in the first six months of 2001.

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

        The Company entered into an amended and restated credit agreement as of January 11, 2002 with the LaSalle Bank National Association ("LaSalle") and Bank One, N.A., ("Bank One") (the lenders under its prior senior credit facility) that restructured its prior $40.0 million senior credit facility into a new senior credit facility. The new facility consists of a $25.0 million revolving credit facility provided by LaSalle, which will expire on March 1, 2004 and a $15.0 million term loan held by Bank One amortizing with $5.0 million due on December 31, 2002 and the remainder due on March 10, 2004. APCOA/Standard utilizes the revolving new facility to provide readily accessible cash for working capital purposes and general corporate purposes and to provide standby letters of credit. The revolving new facility provides for cash borrowings up to the lesser of $25.0 million or 80% of its eligible accounts receivable (as defined therein) and includes a letter of credit facility with a sublimit of $8.0 million (or such greater amount as LaSalle may agree to for letters of credit). The revolving new facility bears interest based, at the Company's option, either on LIBOR plus 3.75% or the Alternate Base Rate (as defined below) plus 1.50%. The Company may elect interest periods of 1, 2, or 3 months for LIBOR-based borrowings. The Alternate Base Rate is the higher of (i) the rate publicly announced from time to time by LaSalle as its "prime rate" and (ii) the overnight federal funds rates plus 0.50%. LIBOR will at all times be determined by taking into account maximum statutory reserves required (if any). The interest rate applicable to the term loan is a fixed rate of 13.0%, of which cash interest at 9.5% will be payable monthly in arrears and 3.5% will accrue without compounding and be payable on March 10, 2004 or earlier maturity, whether pursuant to any permitted prepayment acceleration or otherwise. The new senior credit facility includes covenants that limit the Company's ability to incur additional indebtedness, issue preferred stock or pay dividends and will contain certain other restrictions on its activities. It is secured by substantially all of its existing and future domestic subsidiaries' existing and after-acquired assets (including 100% of the stock of our existing and future domestic subsidiaries and 65% of the stock of its existing and future foreign subsidiaries), by a first priority pledge of all of the common stock of the Company owned by AP Holdings and by all other existing and after-acquired property of the parent company. The senior credit facility was amended effective as of June 17, 2002 and June 30, 2002, at June 30, 2002, the Company had $3.4 million of letters of credit outstanding under the new facility and borrowings against the new facility aggregated $27.5 million.

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

        Gross daily collections are collected by APCOA/Standard and deposited into banks in one of three methods, which impact the Company's investment in working capital: (i) locations with revenues deposited into APCOA/Standard's bank accounts reduce the Company's investment in working capital, (ii) locations that have segregated accounts generally require no investment in working capital and (iii) accounts where the revenues are deposited into the clients' accounts increase the Company's investment in working capital. The Company's average investment in working capital depends on its contract mix. For example, an increase in contracts that required all cash deposited in the Company's bank accounts reduces its investment in working capital and improves its liquidity. During the period of January 1, 2002 to June 30, 2002, there was no material decrease in these types of contracts.

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

        The Company is required under certain contracts to provide performance bonds. These bonds are renewed on an annual basis. The market for performance bonds has been severely impacted by the events of September 11th and general economic conditions. Consequently, the market has contracted, resulting in an industry-wide requirement to provide additional collateral to the surety providers. As of July 31, 2002, the Company provided $4.7 million in letters of credit to collateralize its current performance bond program. The Company expects that it will have to provide additional collateral as the current bonds reach their respective expiration dates. While the Company expects that it will be able to provide sufficient collateral, given the market conditions, there can be no assurance that the Company will be able to do so.

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

        There can be no assurance that the Company's cash flow from operations, combined with additional borrowings under the senior credit facility and any future credit facility, will be available in an amount sufficient to enable the Company to repay its indebtedness, including the 9 1/4% notes or the 14% notes, or to fund our other liquidity needs or planned capital expenditures. The Company has significant indebtedness. At June 30, 2002, the Company had indebtedness under the 9 1/4% notes, the 14% notes, the senior credit facility, joint venture debentures, capital lease obligations, and other asset financing totaling approximately $146.4 million, including the Company's borrowings against its senior credit facility that aggregated $27.5 million. The Company may need to refinance all or a portion of our indebtedness, including the senior credit facility and possibly including the 14% notes, on or before their respective maturities. There can be no assurance that the Company will be able to refinance any of its indebtedness, including the senior credit facility and the 14% notes, on commercially reasonable terms or at all.

        The Company has lease commitments of $28.0 for fiscal 2002. The leased properties generate sufficient cash flow to meet the base rent payment. In April 2002, the company entered into a $5.5 million capital lease arrangement for its leased vehicle program. The lease commitment for fiscal 2002 is approximately $2.3 million.

        The Company had cash and cash equivalents of $7.2 million at June 30, 2002, compared to $7.6 million at December 31, 2001.

Six Months ended June 30, 2002 Compared to Six Months ended June 30, 2001

        Net cash provided by operating activities totaled $4.5 million in the first six months of 2002 compared to net cash used in operating activities of $1.1 million in the first six months of 2001. Cash provided during 2002 included a $1.1 million increase in other liabilities and $20.0 million from the exchange (see note 3 of Item 1), which were offset by the payment of $9.0 million in fees and expenses related to the exchange (that had been provided at December 31, 2001), a decrease in accounts payable of $8.0 million, an increase in accounts receivable of $0.5 million and $7.1 million in interest payments on the senior subordinated notes and the senior subordinated second lien notes. Net cash used in the first six months of 2001 included a $0.2 million increase in accounts receivable, a $1.2 million decrease in accounts payable, a $3.8 million decrease in other liabilities due primarily to the $6.5 million interest payment on the senior subordinated notes, which was partially offset by a $1.5 million decrease in prepaid and other assets.

        Cash used in investing activities totaled $0.5 million for the first six months of 2002 compared to $0.8 million for the first six months of 2001. Cash used in investing for the first six months of 2002 and the first six months of 2001 resulted from capital purchases to secure and/or extend leased facilities and investments in management information system enhancements.

        Cash used in financing activities totaled $4.7 million in the first six months of 2002 compared to cash provided by financing activities of $4.5 million for the first six months of 2001. The 2002 first six months activity included $1.1 million in payments on the senior credit facility, $2.5 million in redemption of redeemable preferred stock (see note 3 of Item 1), $0.7 million in payments of capital lease obligations and repayments on joint venture borrowings of $0.4 million. Cash provided by financing activities for the first six months of 2001 included $6.1 million in borrowings from the senior credit facility, offset by repayments on long-term and joint venture borrowings of $1.2 million, as well as payments of debt issuance costs of $0.3 million.

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

        The Company entered into a $25.0 million revolving variable rate senior credit facility in January 2002 (see note 4 of Item 1). Interest expense on such borrowing is sensitive to changes in the market rate of interest. If the Company were to borrow the entire $25.0 million available under the facility, a 1% increase in the average market rate would result in an increase in the Company's annual interest expense of $0.3 million.

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

Foreign Currency Risk

        The Company's exposure to foreign exchange risk is minimal. All foreign investments are denominated in U.S. dollars, with the exception of Canada. The Company has approximately CAN$4.5 million of cash and no Canadian dollar denominated debt instruments at June 30, 2002. The Company does not hold any hedging instruments related to foreign currency transactions. The Company monitors foreign currency positions and may enter into certain hedging instruments in the future should it determine that exposure to foreign exchange risk has increased.

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

Item 5. Other Information

        On April 10, 2002, the Company filed a registration statement on Form S-4 (SEC file no. 333-86008) to offer to exchange up to $59,295,000 in aggregate principal amount of its registered 14% Senior Subordinated Notes (including unregistered notes paid as interest on unregistered notes). The registration statement, which was amended on May 24, 2002, June 17, 2002 and June 26, 2002, was declared effective by the Commission on June 28, 2002. The prospectus was supplemented on July 8, 2002 to increase the maximum amount of notes subject to the exchange to $60,298,900, thereby covering the notes issued as interest paid on June 15, 2002. In connection with the exchange offer, which expired on August 9, 2002, all outstanding unregistered 14% Notes were exchanged for registered 14% Notes.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation of Standard Parking Corporation IL.
3.2	By-Laws of Standard Parking Corporation IL.
3.3	Certificate of Incorporation of Tower Parking, Inc.
3.4	By-Laws of Tower Parking, Inc.
3.5	Certificate of Incorporation of Virginia Parking Service, Inc.
3.6	By-Laws of Virginia Parking Service, Inc.
10.1	Amendment No. 2 to the Amended and Restated Senior Credit Agreement by and among the Company, LaSalle Bank National Association and Various Financial Institutions, dated June 30, 2002.
  b)
  Reports on Form 8-K

    None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APCOA/Standard Parking, Inc.
Dated: August 14, 2002	By:	/s/ DANIEL R. MEYER Daniel R. Meyer Senior Vice President, Corporate Controller/ Assistant Treasurer (Principal Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of Standard Parking Corporation IL.
3.2	By-Laws of Standard Parking Corporation IL.
3.3	Certificate of Incorporation of Tower Parking, Inc.
3.4	By-Laws of Tower Parking, Inc.
3.5	Certificate of Incorporation of Virginia Parking Service, Inc.
3.6	By-Laws of Virginia Parking Service, Inc.
10.1	Amendment No. 2 to the Amended and Restated Senior Credit Agreement by and among the Company, LaSalle Bank National Association and Various Financial Institutions, dated June 30, 2002.

QuickLinks

APCOA/STANDARD PARKING, INC. FORM 10-Q INDEX
  PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
APCOA/STANDARD PARKING, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except for share data)
APCOA/STANDARD PARKING, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, unaudited)
APCOA/STANDARD PARKING, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands, unaudited)
APCOA/STANDARD PARKING, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2002 (in thousands, unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
INDEX TO EXHIBITS