Form 10-Q
period 2002-09-30
APCOA STANDARD PARKING INC /DE/
filed 2002-11-14
CIK 1059262

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of November 14, 2002, there were outstanding 31.3 shares of the issuer's common stock.

APCOA/STANDARD PARKING, INC.

FORM 10-Q INDEX

Part I. Financial Information
Item 1.	Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001	3
	Condensed Consolidated Statements of Operations for the three months ended September 30, 2002 and September 30, 2001 and for the nine months ended September 30,2002 and September 30, 2001.	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and September 30, 2001	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	25
Part II. Other Information
Item 1.	Legal Proceedings	26
Item 6.	Exhibits and Reports on Form 8-K	26
Signatures		27
Certifications		28
Index to Exhibits

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

APCOA/STANDARD PARKING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	September 30, 2002	December 31, 2001
	(Unaudited)	(see Note)
ASSETS
Current assets:
Cash and cash equivalents	$6,180	$7,602
Notes and accounts receivable, net	39,244	40,276
Prepaid expenses and supplies	958	1,194

Total current assets	46,382	49,072

Leaseholds and equipment, net	21,035	18,583
Advances and deposits	1,873	1,196
Cost in excess of net assets acquired	115,689	115,332
Intangible and other assets	6,957	8,051

Total assets	$191,936	$192,234

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$29,848	$34,620
Accrued and other current liabilities	19,261	33,054
Current portion of long-term borrowings	3,724	1,554

Total current liabilities	52,833	69,228
Long-term borrowings, excluding current portion	160,189	173,703
Other long-term liabilities	13,672	12,658
Senior convertible preferred stock	45,191	—
Redeemable preferred stock	54,826	61,330
Common stock subject to put/call rights; 5.01 shares issued and outstanding	9,228	8,500
Common stockholders' deficit:
Common stock, par value $1.00 per share; 3,000 shares authorized; 26.3 shares issued and outstanding	1	1
Additional paid-in capital	15,222	11,422
Accumulated other comprehensive loss	(783)	(803)
Accumulated deficit	(158,443)	(143,805)

Total common stockholders' deficit	(144,003)	(133,185)

Total liabilities and stockholders' deficit	$191,936	$192,234

Note:	The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See Notes to Condensed Consolidated Financial Statements.

APCOA/STANDARD PARKING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Parking services revenue:
Lease contracts	$36,499	$37,469	$108,215	$120,557
Management contracts	18,464	21,321	58,729	62,470

	54,963	58,790	166,944	183,027
Reimbursement of management contract expense	101,936	96,392	277,391	270,750

Total revenue	156,899	155,182	444,335	453,777
Cost of parking services:
Lease contracts	33,755	33,832	98,219	108,760
Management contracts	6,935	11,784	28,157	32,628

	40,690	45,616	126,376	141,388
Reimbursed management contract expenses	101,936	96,392	277,391	270,750

Total cost of parking services	142,626	142,008	403,767	412,138
Gross profit	14,273	13,174	40,568	41,639
General and administrative expenses	7,351	6,153	22,547	22,769
Special charges	303	464	1,754	464
Depreciation and amortization	1,952	2,857	5,434	8,471
Management fee-parent company	750		2,250

Operating income	3,917	3,700	8,583	9,935
Interest expense (income):
Interest expense	4,231	4,505	12,158	13,846
Interest income	(40)	(243)	(139)	(676)

	4,191	4,262	12,019	13,170

Bad debt provision related to non-operating receivable	—	4,805	—	4,805
Loss before minority interest and income taxes	(274)	(5,367)	(3,436)	(8,040)
Minority interest	44	48	124	173
Income tax expense	104	113	353	308

Net loss	(422)	(5,528)	(3,913)	(8,521)
Preferred stock dividends	3,425	1,610	9,986	4,700
Increase in value of common stock subject to put/call rights	239	—	727	1,951

Net loss attributable to common stockholders	$(4,086)	$(7,138)	$(14,626)	$(15,172)

See Notes to Condensed Consolidated Financial Statements.

APCOA/STANDARD PARKING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended
	September 30, 2002	September 30, 2001
Operating activities:
Net loss	$(3,913)	$(8,521)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	5,434	8,471
Non-cash interest	971	1,077
Change in operating assets and liabilities, net of acquisitions	1,852	(3,196)

Net cash provided by (used in) operating activities	4,344	(2,169)
Investing activities:
Purchase of leaseholds and equipment	(1,119)	(1,058)
Purchase of leaseholds and equipment by joint ventures	(3)	(8)

Net cash used in investing activities	(1,122)	(1,066)
Financing activities:
Proceeds from long-term borrowings	—	11,250
Payments on long-term borrowings	(150)	(894)
Payments of debt issuance costs	—	(329)
Payments on joint venture borrowings	(566)	(544)
Payments on capital leases	(1,448)	(131)
Redemption of preferred stock	(2,500)	—

Net cash (used in) provided by financing activities	(4,664)	9,352
Effect of exchange rate on cash and cash equivalents	20	(376)

(Decrease) increase in cash and cash equivalents	(1,422)	5,741
Cash and cash equivalents at beginning of period	7,602	3,539

Cash and cash equivalents at end of period	$6,180	$9,280

Non-cash investing capital leases	$6,290	$—
Supplemental disclosures:
Cash paid during the period for:
Interest	$12,628	$15,866
Taxes	441	534

See Notes to Condensed Consolidated Financial Statements.

APCOA/STANDARD PARKING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

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

        In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the financial position and results of operations have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that might be expected for any other interim period or the fiscal year ending December 31, 2002. The financial statements presented in this Report should be read in conjunction with the consolidated financial statements and footnotes thereto included in APCOA/Standard's 2001 Annual Report on Form 10-K filed March 29, 2002.

        Certain reclassifications have been made to the 2001 financial information to conform to the 2002 presentation.

2.    Special Charges

        Included in "Special Charges" in the accompanying condensed consolidated statements of operations are the following:

	Nine Months Ended
	September 30, 2002	September 30, 2001
	(Unaudited)
Cost associated with registration	$676	$—
Incremental integration costs and other	1,078	464

Total special charges	$1,754	$464

        The costs associated with registration for the period ended September 30, 2002, relate to professional fees incurred to register the 14% senior subordinated second lien notes. The costs associated with incremental integration costs and other include $0.5 million for legal costs on terminated contracts, $0.3 million for costs incurred for the debt reorganization and professional fees of the parent company, $0.2 million for COBRA insurance costs of a prior subsidiary of the former parent company in accordance with ERISA requirements and $0.1 million for prior period rent and other adjustments. Special charges for the period ending September 30, 2001 relate primarily to $0.2 million in prior period retroactive insurance premium increases, $0.1 million in severance costs, and $0.2 million in prior period outside consultant costs.

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

        On April 10, 2002, the Company filed a registration statement on Form S-4 (SEC file no. 333-86008) to offer to exchange up to $59,295,000 in aggregate principal amount of its registered 14% Senior Subordinated Notes (including unregistered notes paid as interest on unregistered notes). The registration statement, which was amended on May 24, 2002, June 17, 2002 and June 26, 2002, was declared effective by the Commission on June 28, 2002. The prospectus was supplemented on July 8, 2002 to increase the maximum amount of notes subject to the exchange to $60,298,900, thereby covering the notes issued as interest paid on June 15, 2002. In connection with the exchange offer, which expired on August 9, 2002, all outstanding unregistered 14% Notes were exchanged for registered 14% Notes with substantially identical terms effective August 16, 2002.

4.    Credit Facility

        The Company entered into an amended and restated credit agreement as of January 11, 2002 with the LaSalle Bank National Association ("LaSalle") and Bank One, N.A., ("Bank One") (the lenders under its prior senior credit facility) that restructured its prior $40.0 million senior credit facility into a new senior credit facility. The new facility consists of a $25.0 million revolving credit facility provided by LaSalle, which will expire on March 10, 2004, and a $15.0 million term loan held by Bank One amortizing with $5.0 million due on December 31, 2002 and the remainder due on March 10, 2004. APCOA/Standard utilizes the revolving new facility to provide readily accessible cash for working capital purposes and general corporate purposes and to provide standby letters of credit. The revolving new facility provides for cash borrowings up to the lesser of $25.0 million or 80% of its eligible accounts receivable (as defined therein) and includes a letter of credit facility with a sublimit of $8.0 million (or such greater amount as LaSalle may agree to for letters of credit). The revolving new facility bears interest based, at the Company's option, either on LIBOR plus 3.75% or the Alternate Base Rate (as defined below) plus 1.50%. The Company may elect interest periods of 1, 2, or 3 months for LIBOR-based borrowings. The Alternate Base Rate is the higher of (i) the rate publicly announced from time to time by LaSalle as its "prime rate" and (ii) the overnight federal funds rates plus 0.50%. LIBOR will at all times be determined by taking into account maximum statutory reserves required (if any). The interest rate applicable to the term loan is a fixed rate of 13.0%, of which cash interest at 9.5% will be payable monthly in arrears and 3.5% will accrue without compounding and be payable on March 10, 2004 or earlier maturity, whether pursuant to any permitted prepayment acceleration or otherwise. The new senior credit facility includes covenants that limit the Company's ability to incur additional indebtedness, issue preferred stock or pay dividends and will contain certain other restrictions on its activities. It is secured by substantially all of its existing and future domestic subsidiaries' existing and after-acquired assets (including 100% of the stock of its existing and future domestic subsidiaries and 65% of the stock of its existing and future foreign subsidiaries), by a first priority pledge of all of the common stock of the Company owned by AP Holdings and by all other existing and after-acquired property of the parent company. The senior credit facility was amended effective as of June 17, 2002 and June 30, 2002. At September 30, 2002, the Company had $4.8 million of letters of credit outstanding under the new facility and borrowings against the new facility aggregated $28.5 million.

5.    Borrowing Arrangements

        Long-term borrowings consists of:

			Amount Outstanding
	Interest Rates(s)	Due Date	September 30, 2002	December 31, 2001
Senior Subordinated Notes	9.25%	March 2008	$48,877	$140,000
Senior Subordinated Second Lien Notes	14.00%	December 2006	61,003	—
Senior Credit Facility	Various	March 2004	28,500	28,600
Carrying value in excess of principal	Various	Various	14,948	—
Joint venture debentures	11.00-15.00%	Various	2,866	3,432
Capital lease obligations	Various	Various	5,450	—
Other	Various	Various	2,269	3,225

			163,913	175,257
Less current portion			3,724	1,554

			$160,189	$173,703

6.    Subsidiary Guarantors

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

	APCOA/Standard	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Balance Sheet Data:
September 30, 2002
Cash and cash equivalents	$3,362	$1,494	$1,324	$—	$6,180
Notes and accounts receivable	21,235	12,503	5,506	—	39,244
Current assets	25,435	14,039	6,908	—	46,382
Leaseholds and equipment, net	12,715	4,773	3,547	—	21,035
Cost in excess of net assets acquired, net	23,611	88,846	3,232	—	115,689
Investment in subsidiaries	98,795	—	—	(98,795)	—
Total assets	165,747	111,034	13,950	(98,795)	191,936
Accounts payable	22,484	4,661	2,703	—	29,848
Current liabilities	44,564	1,593	6,676	—	52,833
Long-term borrowings, excluding current portion	157,198	383	2,608	—	160,189
Senior convertible preferred stock	45,191	—	—	—	45,191
Redeemable preferred stock	54,826	—	—	—	54,826
Common stock subject to put/call rights	9,228	—	—	—	9,228
Total stockholders' (deficit) equity	(154,772)	105,812	3,752	(98,795)	(144,003)
Total liabilities and stockholders' equity (deficit)	165,747	111,034	13,950	(98,795)	191,936

December 31, 2001
Cash and cash equivalents	$8,522	$(2,009)	$1,089	$—	$7,602
Notes and accounts receivable	30,568	5,767	3,941	—	40,276
Current assets	40,105	3,822	5,145	—	49,072
Leaseholds and equipment, net	10,377	5,141	3,065	—	18,583
Cost in excess of net assets acquired, net	23,492	88,618	3,222	—	115,332
Investment in subsidiaries	92,335	—	—	(92,335)	—
Total assets	170,906	101,771	11,892	(92,335)	192,234
Accounts payable	25,238	6,865	2,517	—	34,620
Current liabilities	55,706	7,769	5,753	—	69,228
Long-term borrowings, excluding current portion	171,127	—	2,576	—	173,703
Redeemable preferred stock	61,330	—	—	—	61,330
Common stock subject to put/call rights	8,500	—	—	—	8,500
Total stockholders' (deficit) equity	(136,054)	93,034	2,170	(92,335)	(133,185)
Total liabilities and stockholders' equity (deficit)	170,906	101,771	11,892	(92,335)	192,234
Income Statement Data:
Nine Months Ended September 30, 2002
Parking Revenue	$374,729	$53,063	$16,543	$—	$444,335
Cost of parking services	348,386	41,537	13,844	—	403,767
General and administrative expenses	2,495	19,851	201	—	22,547
Special charges	1,690	—	64	—	1,754
Depreciation and amortization	3,316	1,390	728	—	5,434
Management fee—parent company	2,250	—	—	—	2,250
Operating income	16,592	(9,715)	1,706	—	8,583
Interest expense, net	11,775	(8)	252	—	12,019
Equity in earnings of subsidiaries	(8,945)	—	—	8,945	—
Net (loss) income	(3,913)	(9,742)	797	8,945	(3,913)

Nine Months Ended September 30, 2001
Parking Revenue	$373,157	$64,025	$16,595	$—	$453,777
Cost of parking services	346,516	52,115	13,507	—	412,138
General and administrative expenses				—
Special charges	464	—	—	—	464
Depreciation and amortization	3,785	3,731	955	—	8,471
Operating income	19,355	(11,356)	1,936	—	9,935
Interest expense, net	12,871	(43)	342	—	13,170
Equity in earnings of subsidiaries	(10,332)	—	—	10,332	—
Net (loss) income	(8,521)	(11,313)	981	10,322	(8,521)
Cash Flow Data:
Nine Months Ended September 30, 2002
Net cash provided by operating activities	$603	3,503	$238	$—	$4,344
Investing activities:
Purchase of leaseholds and equipment	(1,119)	—	(3)	—	(1,122)
Net cash used in investing activities	(1,119)	—	(3)	—	(1,122)
Financing activities:
Payments on long-term borrowings	(150)	—	—	—	(150)
Payments on joint venture borrowings	(566)	—	—	—	(566)
Payments on capital leases	(1,448)	—	—	—	(1,448)
Redemption of redeemable preferred stock	(2,500)	—	—	—	(2,500)
Net cash used in financing activities	(4,664)	—	—	—	(4,664)
Effect of exchange rate changes	20	—	—	—	20

Nine Months Ended September 30, 2001
Net cash used in operating activities	$(2,397)	$(3,205)	$(2,977)	$—	$(2,169)
Investing activities:
Purchase of leaseholds and equipment	(1,012)	(46)	(8)	—	(1,066)
Net cash used in investing activities	(1,012)	(46)	(8)	—	(1,066)
Financing activities:
Proceeds from long-term borrowings	11,250	—	—	—	11,250
Payments on long-term borrowings	(894)	—	—	—	(894)
Payments of debt issuance costs	(329)	—	—	—	(329)
Payments on joint venture borrowings	(544)	—	—	—	(544)
Payments on capital leases	(131)	—	—	—	(131)
Net cash provided by financing activities	9,352	—	—	—	9,352
Effect of exchange rate changes	(376)	—	—	—	(376)

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

        The adoption of SFAS No. 142 eliminates the amortization of goodwill beginning January 1, 2002, and instead requires that the goodwill be tested for impairment. Transitional impairment tests of goodwill made during the nine months ended September 30, 2002 did not require adjustment to the carrying value of its goodwill. As of September 30, 2002, the Company's definite lived intangible assets of $2,958 net of accumulated amortization of $3,099, primarily consisting of non-compete agreements, continue to be amortized over their useful lives.

        Amortization expense for intangible assets during the nine months ended September 30, 2002 was $429. Estimated amortization expense for the remainder of 2002 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense
2002 (remainder)	$158
2003	587
2004	587
2005	570
2006	516
2007	516

        Actual results of operations for the nine months ended September 30, 2002 and the pro forma results of operations for the nine months ended September 30, 2001 had we applied the non-amortization provisions of SFAS 142 in the prior period are as follows:

	For the nine months ended September 30,
	2002	2001
	(Unaudited)
Net loss	$(3,913)	$(8,521)
Add: goodwill amortization	—	2,174

Adjusted net loss	$(3,913)	$(6,347)

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

        During the second quarter ended June 30, 2002, the Company became subject to and adopted a new accounting standard (EITF 01-14), which requires the recognition of both revenues and expenses in equal amounts for costs directly reimbursed from its management clients. This accounting change has no impact on operating earnings or net earnings. Historically, expenses directly reimbursed under management agreements have been netted against the reimbursement received. As required by this new accounting standard, these items have been reclassified in all prior periods to conform to the new presentation. For the three month period ended September 30, 2002, the impact is an increase of $101.9 million in both revenue and expenses, as compared to $96.4 million for the three month period ended September 30, 2001. For the nine month period ended September 30, 2002, the impact is an increase of $277.4 million in both revenue and expenses, as compared to $270.8 million for the nine month period ended September 30, 2001.

        In August 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 nullifies the guidance of the Emerging Issues task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. The provisions of SFAS 146 are required for exit or disposal activities that are initiated after December 31, 2002. At this time we do not believe the adoption of SFAS 146 will have a material impact on our financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        APCOA/Standard Parking, Inc. ("APCOA/Standard" or the "Company") operates in a single reportable segment, operating parking facilities under two types of arrangements: management contracts and leases. Under a management contract, APCOA/Standard typically receives a base monthly fee for managing the property and may also receive a small incentive bonus based on the achievement of facility revenues above a base amount among other factors. In some instances, APCOA/Standard also receives certain fees for ancillary services. Under lease arrangements, APCOA/Standard generally pays to the property owner either a fixed annual rental, a percentage of gross customer collections or a combination thereof. APCOA/Standard collects all revenues under lease arrangements and is responsible for most operating expenses, but it is typically not responsible for major maintenance or capital expenditures. As of September 30, 2002, APCOA/Standard operated approximately 84% of its 1,907 parking facilities under management contracts and approximately 16% under leases.

        Parking services revenue—lease contracts.    Parking services revenue related to lease contracts consists of all revenues received at a leased facility, including development fees, gains on sales of contracts and payments for exercising termination rights.

        Parking services revenue—management contracts.    Management contract revenue consists of management fees, including both fixed and revenue-based fees, and fees related to ancillary services such as accounting, equipment leasing, payments received for exercising termination rights, consulting, insurance and other value-added services provided with respect to managed locations. Management contract revenue excludes gross customer collections at such locations. Management contracts generally provide APCOA/Standard a management fee regardless of the operating performance of the underlying facility.

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

Critical Accounting Policies and Estimates

        Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Accounting estimates are an integral part of the preparation of the financial statements and the financial reporting process and are based upon current judgments. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Certain accounting estimates are particularly sensitive because of their complexity and the possibility that future events affecting them may differ materially from the Company's current judgments and estimates.

        This listing of critical accounting policies is not intended to be a comprehensive list of all of the Company's accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management's judgment regarding accounting policy. The Company believes that of its significant accounting policies, as discussed in Note A of the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2001, the following may involve a higher degree of judgment and complexity:

        Long-Lived Assets—The Company accounts for impairment of long-lived assets, which includes goodwill, in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

        Leaseholds and Equipment—Leaseholds, equipment and leasehold improvements are stated at cost. Leaseholds (cost of parking contracts) are amortized on a straight-line basis over the average contract life of 10 years. Equipment is depreciated on the straight-line basis over the estimated useful lives of approximately 5 years on average. Leasehold improvements are amortized on the straight-line basis over the terms of the respective leases or the service lives of the improvements, whichever is shorter (average of approximately 7 years). If the renewal rate of contracts is less than initially estimated, accelerated amortization or impairment may be necessary.

Summary of Operating Facilities

        The following table reflects the Company's facilities at the end of the periods indicated:

	September 30, 2002	December 31, 2001	September 30, 2001
Managed facilities	1,595	1,612	1,594
Leased facilities	312	328	341

Total facilities	1,907	1,940	1,935

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

        The attacks that occurred on September 11, 2001 ("September 11th") had an immediate effect on the Company's business at all of the airport locations and, to a lesser extent, at isolated urban facilities near governmental institutions. Although business at airports had been declining before the September 11th attacks, an immediate significant decrease in airport revenues occurred following those events, compared to the same period of 2000. Parking revenue at airports we operated in September 2002 increased 35.6% compared to September 2001 and decreased 3.7% compared to September 2000. While we believe that existing regulations may be relaxed in the future, there remain in place several stringent security measures that prohibit parking within a certain distance of the terminal, which continues to impact utilization of parking spaces. The airport parking transportation market represented approximately 21% of the Company's 2001 annual gross profit.

        The following should be read in conjunction with the condensed consolidated financial statements.

Three Months ended September 30, 2002 Compared to Three Months ended September 30, 2001

        Parking services revenue—lease contracts.    Lease contract revenue decreased $1.0 million, or 2.6%, to $36.5 million in the third quarter of 2002, compared to $37.5 million in the third quarter of 2001. This decrease resulted from the net reduction of 16 leases through contract expirations and the downturn in general economic conditions.

        Parking services revenue—management contracts.    Management contract revenue decreased $2.8 million, or 13.4%, to $18.5 million in the third quarter of 2002, compared to $21.3 million in the third quarter of 2001. This decrease resulted from the net reduction of 17 management contracts and the negative economic impact on our reverse management contracts, which was partially offset by the positive impact of the conversion to a capital lease program for our vehicles.

        Reimbursement of management contract expenses.    Reimbursement of management contract expenses increased $5.5 million to $101.9 million for the third quarter of 2002, compared to $96.4 million for the third quarter of 2001. The increase resulted from additional reimbursements for costs incurred on the behalf of owners.

        Cost of parking services—lease contracts.    Cost of parking services for lease contracts decreased $0.1 million, or 0.2%, to $33.7 million for the third quarter of 2002, compared to $33.8 million in the third quarter of 2001. This decrease resulted primarily from the net reduction of 16 leases through terminations and contract expirations. Gross margin for lease contracts decreased to 7.5% for the third quarter of 2002 compared to 9.7% for the third quarter of 2001. This decrease in gross margin resulted from the negative economic impact on operating expenses and revenues, which was partially offset by the positive impact of the conversion to a capital lease program for our vehicles.

        Cost of parking services—management contracts.    Cost of parking services for management contracts decreased $4.9 million, or 41.1%, to $6.9 million for the third quarter of 2002, compared to $11.8 million in the third quarter of 2001. This decrease resulted primarily from the net reduction of 17 management contracts. Gross margin for management contracts improved to 62.4% in the third quarter of 2002 compared to 44.7% for the third quarter of 2001. Most management contracts have no cost of parking services related to them, as all costs are reimbursable to the Company. However, several contracts, which are referred to as reverse management contracts, require the Company to pay for certain costs that are offset by larger management fees. The increase in gross margin percent for management contracts was related to the reduction in costs of operations, conversion to a capital lease program for our vehicles and the termination of several unprofitable contracts.

        Reimbursed management contract expense.    Reimbursed management contract expense increased $5.5 million to $101.9 million for the third quarter of 2002, compared to $96.4 million for the third quarter of 2001. The increase resulted from additional costs incurred on the behalf of owners.

        General and administrative expenses.    General and administrative expenses increased $1.2 million, or 19.5%, to $7.4 million for the third quarter of 2002, as compared to $6.2 million for the third quarter of 2001. This increase resulted from a favorable year to date accrual adjustment in 2001 for approximately $0.8 million that did not occur in 2002.

        Special charges.    The Company recorded $0.3 million of special charges in the third quarter of 2002, as compared to $0.5 million in the third quarter of 2001. The 2002 special charges relate primarily to legal costs incurred for the registration of the 14% senior subordinated second lien notes and costs related to terminated contracts.

        Management fee—parent company.    The Company recorded $0.8 million of management fee expense in the third quarter of 2002, to our parent company, AP Holdings, pursuant to the Company's management agreement with AP Holdings. The actual payment of the management fee may be limited by the terms and conditions as set forth in the senior credit facility. There was no management fee in the third quarter of 2001.

Nine Months ended September 30, 2002 Compared to Nine Months ended September 30, 2001

        Parking services revenue—lease contracts.    Lease contract revenue decreased $12.4 million, or 10.2%, to $108.2 million in the first nine months of 2002, compared to $120.6 million in the first nine months of 2001. This decrease resulted from the net reduction of 29 leases through contract expirations and the downturn in general economic conditions.

        Parking services revenue—management contracts.    Management contract revenue decreased $3.7 million, or 6.0%, to $58.7 million in the first nine months of 2002, compared to $62.5 million in the first nine months of 2001. This decrease resulted from the net addition of 1 management contract through internal growth and the positive impact of the conversion to a capital lease program for our vehicles, which was more than offset by the negative economic impact on our reverse management contracts.

        Reimbursement of management contract expenses.    Reimbursement of management contract expenses increased $6.6 million to $277.4 million for the first nine months of 2002, compared to

$270.8 million for the first nine months of 2001. The increase resulted from additional reimbursements for costs incurred on the behalf of owners.

        Cost of parking services—lease contracts.    Cost of parking services for lease contracts decreased $10.6 million, or 9.7%, to $98.2 million for the first nine months of 2002, compared to $108.8 million in the first nine months of 2001. This decrease resulted primarily from the net reduction of 29 leases through terminations and contract expirations. Gross margin for lease contracts decreased to 9.2% for the first nine months of 2002 compared to 9.8% for the first nine months of 2001. This decrease in gross margin resulted from the negative economic impact on operating expenses and revenues, which was partially offset by the positive impact of the conversion to a capital lease program for our vehicles.

        Cost of parking services—management contracts.    Cost of parking services for management contracts decreased $4.4 million, or 13.7%, to $28.2 million for the first nine months of 2002, compared to $32.6 million in the first nine months of 2001. This decrease resulted primarily from the reduction of several unprofitable contracts and an improvement in the cost of providing management services offset by the net addition of 1 management contract. Gross margin for management contracts improved to 52.1% in the first nine months of 2002 compared to 47.8% for the first nine months of 2001. Most management contracts have no cost of parking services related to them, as all costs are reimbursable to the Company. However, several contracts, which are referred to as reverse management contracts, require the Company to pay for certain costs that are offset by larger management fees. The increase in gross margin percent for management contracts was related to the reduction in costs of operations, conversion to a capital lease program for our vehicles and the termination of several unprofitable contracts.

        Reimbursed management contract expense.    Reimbursed management contract expense increased $6.6 million to $277.4 million for the first nine months of 2002, compared to $270.8 million for the first nine months of 2001. The increase resulted from additional costs incurred on the behalf of owners.

        General and administrative expenses.    General and administrative expenses decreased $0.2 million, or 1.0%, to $22.6 million for the first nine months of 2002, as compared to $22.8 million for the first nine months of 2001. This decrease resulted from cost savings, staff reductions and operating efficiencies.

        Special charges.    The Company recorded $1.8 million of special charges in the first nine months of 2002, as compared to $.5 million in the first nine months of 2001. The 2002 special charges relate primarily to legal costs incurred for the registration of the 14% senior subordinated second lien notes, costs related to terminated contracts, costs related to the parent company debt reorganization, insurance costs in accordance with ERISA requirements, prior years rent adjustments and other items. (See Note 2 of Item 1).

        Management fee—parent company.    The Company recorded $2.3 million of management fee in the first nine months of 2002 to our parent company, AP Holdings, pursuant to the Company's management agreement with AP Holdings. The actual payment of the management fee may be limited by the terms and conditions as set forth in the senior credit facility. There was no management fee in the first nine months of 2001.

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

        The Company entered into an amended and restated credit agreement as of January 11, 2002 with the LaSalle Bank National Association ("LaSalle") and Bank One, N.A., ("Bank One") (the lenders under its prior senior credit facility) that restructured its prior $40.0 million senior credit facility into a new senior credit facility. The new facility consists of a $25.0 million revolving credit facility provided by LaSalle, which will expire on March 1, 2004 and a $15.0 million term loan held by Bank One amortizing with $5.0 million due on December 31, 2002 and the remainder due on March 10, 2004. APCOA/Standard utilizes the revolving new facility to provide readily accessible cash for working capital purposes and general corporate purposes and to provide standby letters of credit. The revolving new facility provides for cash borrowings up to the lesser of $25.0 million or 80% of its eligible accounts receivable (as defined therein) and includes a letter of credit facility with a sublimit of $8.0 million (or such greater amount as LaSalle may agree to for letters of credit). The revolving new facility bears interest based, at the Company's option, either on LIBOR plus 3.75% or the Alternate Base Rate (as defined below) plus 1.50%. The Company may elect interest periods of 1, 2, or 3 months for LIBOR-based borrowings. The Alternate Base Rate is the higher of (i) the rate publicly announced from time to time by LaSalle as its "prime rate" and (ii) the overnight federal funds rates plus 0.50%. LIBOR will at all times be determined by taking into account maximum statutory reserves required (if any). The interest rate applicable to the term loan is a fixed rate of 13.0%, of which cash interest at 9.5% will be payable monthly in arrears and 3.5% will accrue without compounding and be payable on March 10, 2004 or earlier maturity, whether pursuant to any permitted prepayment acceleration or otherwise. The new senior credit facility includes covenants that limit the Company's ability to incur additional indebtedness, issue preferred stock or pay dividends and will contain certain other restrictions on its activities. It is secured by substantially all of its existing and future domestic subsidiaries' existing and after-acquired assets (including 100% of the stock of our existing and future domestic subsidiaries and 65% of the stock of its existing and future foreign subsidiaries), by a first priority pledge of all of the common stock of the Company owned by AP Holdings and by all other existing and after-acquired property of the parent company. The senior credit facility was amended effective as of June 17, 2002 and June 30, 2002. At September 30, 2002, the Company had $4.8 million of letters of credit outstanding under the new facility and borrowings against the new facility aggregated $28.5 million.

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

        Gross daily collections are collected by APCOA/Standard and deposited into banks in one of three methods, which impact the Company's investment in working capital: (i) locations with revenues deposited into APCOA/Standard's bank accounts reduce the Company's investment in working capital, (ii) locations that have segregated accounts generally require no investment in working capital and (iii) accounts where the revenues are deposited into the clients' accounts increase the Company's investment in working capital. The Company's average investment in working capital depends on its contract mix. For example, an increase in contracts that required all cash deposited in the Company's bank accounts reduces its investment in working capital and improves its liquidity. During the period of January 1, 2002 to September 30, 2002, there was no material decrease in these types of contracts.

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

        The Company is required under certain contracts to provide performance bonds. These bonds are renewed on an annual basis. The market for performance bonds has been severely impacted by the events of September 11th and general economic conditions. Consequently, the market has contracted, resulting in an industry-wide requirement to provide additional collateral to the surety providers. As of September 30, 2002, the Company provided $4.8 million in letters of credit to collateralize its current performance bond program. The Company expects that it will have to provide additional collateral as the current bonds reach their respective expiration dates. While the Company expects that it should be able to provide sufficient collateral, given the market conditions, there can be no assurance that the Company will be able to do so.

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

        There can be no assurance that the Company's cash flow from operations, combined with additional borrowings under the senior credit facility and any future credit facility, will be available in an amount sufficient to enable the Company to repay its indebtedness, including the 9 1/4% notes or the 14% notes, or to fund our other liquidity needs or planned capital expenditures. The Company has significant indebtedness. At September 30, 2002, the Company had indebtedness under the 9 1/4% notes, the 14% notes, the senior credit facility, joint venture debentures, capital lease obligations, and other asset financing totaling approximately $149.0 million, including the Company's borrowings against its senior credit facility that aggregated $28.5 million. The Company may need to refinance all or a portion of its indebtedness, including the senior credit facility, on or before their respective maturities. There can be no assurance that the Company will be able to refinance any of its indebtedness, including the senior credit facility, on commercially reasonable terms or at all.

        The Company has minimum rental commitments of $28.0 for fiscal 2002. The leased properties generate sufficient cash flow to meet the base rent payment. In April 2002, the Company entered into a $5.5 million capital lease arrangement for its leased vehicle program. The lease commitment for fiscal 2002 is approximately $2.3 million.

        The Company had cash and cash equivalents of $6.2 million at September 30, 2002, compared to $7.6 million at December 31, 2001.

Nine Months ended September 30, 2002 Compared to Nine Months ended September 30, 2001

        Net cash provided by operating activities totaled $4.3 million in the first nine months of 2002 compared to net cash used in operating activities of $2.2 million in the first nine months of 2001. Cash provided during 2002 included a $1.0 million decrease in accounts receivable and a $4.2 million increase in insurance and other accruals and $20.0 million from the exchange (see note 3 of Item 1), which were offset by the payment of $9.0 million in fees and expenses related to the exchange (that had been provided at December 31, 2001), $9.4 million in interest payments on the senior subordinated notes and the senior subordinated second lien notes and a decrease in accounts payable of $4.8 million. Net cash used in the first nine months of 2001 included a $1.5 million decrease in accounts payable and a $4.3 million decrease in other liabilities due primarily to the $13.0 million interest payment on the senior subordinated notes. This was partially offset by a $8.7 million increase in deferred compensation, insurance and other accruals and a $1.2 million decrease in accounts receivable.

        Cash used in investing activities totaled $1.1 million for each of the first nine months of 2002 and 2001. Cash used in investing for the first nine months of 2002 and the first nine months of 2001 resulted from capital purchases to secure and/or extend leased facilities and investments in management information system enhancements.

        Cash used in financing activities totaled $4.7 million in the first nine months of 2002 compared to cash provided by financing activities of $9.4 million for the first nine months of 2001. The 2002 first nine months activity included $0.1 million in payments on the senior credit facility, $2.5 million in redemption of redeemable preferred stock (see note 3 of Item 1), $1.4 million in payments of capital lease obligations and repayments on joint venture and other borrowings of $0.7 million. Cash provided by financing activities for the first nine months of 2001 included $11.3 million in borrowings from the senior credit facility, offset by repayments on long-term and joint venture borrowings of $1.6 million, as well as payments of debt issuance costs of $0.3 million.

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

Additional Funds Would Need To Be Reserved For Future Insurance Losses If Loss Experience Were To Be Worse Than Is Expected.

        The Company provides liability and worker's compensation insurance coverage consistent with its obligations to its clients under its various management contracts. The Company is obligated to reimburse its insurance carrier for each loss incurred in the current calendar year up to the amount of a deductible specified in our insurance policies. The Company's financial statements reflect the Company's funding of all such reimbursement obligations based upon guidance and evaluation the Company has received from third party insurance professionals. There can be no assurance, however, that the ultimate amount of such reimbursement obligations will not exceed the amount presently funded, in which case the Company would need to set aside additional funds to reserve for any such excess.

Our performance bond surety program will likely require additional collateral to issue new performance bonds in support of our contracts.

        Under substantially all of our contracts with municipalities and government entities and airports, we are required to provide a performance bond to support our obligations under the contract. Due to our financial condition and the financial state of the surety bond industry during 2001 and 2002, the sureties of our performance bond program required us to collateralize a greater percentage of their performance bonds with letters of credit. As a result, our working capital needs increased and our available liquidity decreased since any letters of credit used by us to collateralize surety bonds reduces the availability of funds under our senior credit facility and limits funds available for debt service, working capital and capital expenditure requirements. If we are unable to provide sufficient collateral in the future, our sureties may not issue performance bonds to support our obligations under certain contracts. As of September 30, 2002, we had approximately $4.8 million of letters of credit outstanding as collateral with respect to our sureties' issuance of performance bonds.

        As is customary in the industry, a surety provider can refuse to provide us with new surety bonds. If any existing or future surety provider refuses to provide us with surety bonds, there can be no assurance that we would be able to find alternate providers on acceptable terms, or at all. Our inability to provide surety bonds would prevent us from obtaining new business from those entities requiring performance bonds and from renewing contracts with those entities which require performance bonds. Our inability to provide surety bonds could also result in the loss of existing contracts. Failure to find a provider of surety bonds, and the resulting inability to bid for new or renew existing contracts, could have a material adverse effect on our business and financial condition.

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

Foreign Currency Risk

        The Company's exposure to foreign exchange risk is minimal. All foreign investments are denominated in U.S. dollars, with the exception of Canada. The Company has approximately CAN$1.7 million of cash and no Canadian dollar denominated debt instruments at September 30, 2002. The Company does not hold any hedging instruments related to foreign currency transactions. The Company monitors foreign currency positions and may enter into certain hedging instruments in the future should it determine that exposure to foreign exchange risk has increased.

Item 4.    Controls and Procedures

        Within the 90 days prior to the date of this Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer, Chief Financial Officer Financial Officer and Principal Accounting Officer, concluded that our disclosure controls and procedures were effective. There have been no significant changes in our internal controls or other factors that could significantly affect internal controls subsequent to September 30, 2002.

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

        On October 25, 2002, the Company filed an Application for Temporary Injunction and verified Complaint in the Superior Court for the Judicial District of Hartford in Hartford Connecticut against James F. Byrnes, Jr., acting Commissioner of Transportation for the State of Connecticut and First Union National Bank, in their capacity as trustee for the bondholders. The action seeks judicial interpretation of the contractual obligations of the Company in the operations of the parking facilities at the Bradley International Airport in Windsor Locks Connecticut pursuant to the 25-year lease between the Company and the State. See Company Form 10-K for fiscal year ended December 31, 2001, Item 7, Business Risks, for description of the Company's contractual relationship with the State of Connecticut. The Company has specifically requested the court for a judgment and permanent injunction prohibiting the State from attempting to recover the costs associated with anti-terrorism parking measures at the airport, diverting a capitalized interest account to pay for airport improvements and diverting airport parking receipts to pay for capital improvements and surface parking and garage security costs. There was an informal hearing before the judge on November 12, 2002. The matter was continued by the judge tentatively to November 26, 2002. As of September 30, 2002, the Company recorded a receivable for this contract in the amount of $4.0 million, which includes deficiency payments of $0.4 million and the Company made an additional $0.5 million payment in October 2002.

Item 6.    Exhibits and Reports on Form 8-K

        (a)    Exhibits

Exhibit Number	Description
4.1	Supplemental Indenture governing the Company's 9-1/4% Senior Subordinated Notes due 2008, dated as of July 1, 2002, by and among the Company, the Subsidiary Guarantors and Wilmington Trust Company.
4.2	Supplemental Indenture governing the Company's 14% Senior Subordinated Second Lien Notes due 2006, dated as of July 1, 2002, by and among the Company, the Subsidiary Guarantors and Wilmington Trust Company.
  (b)
  Reports on Form 8-K

        During third-quarter 2002, the Company filed the following current reports on Form 8-K:

Date of Report	Description
July 8, 2002	Information regarding the reincorporation in Delaware of three operating subsidiaries and the consolidation of an additional ten operating subsidiaries.
August 14, 2002	Statements under oath of principal executive officer and principal financial officer regarding facts and circumstances relating to Exchange Act Filings.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APCOA/Standard Parking, Inc.

Dated: November 14, 2002	By:	/s/ DANIEL R. MEYER Daniel R. Meyer Senior Vice President, Corporate Controller/ Assistant Treasurer (Principal Accounting Officer)
	By:	/s/ G. MARC BAUMANN G. Marc Baumann Executive Vice President, Chief Financial Officer/ Treasurer (Principal Financial Officer)

CERTIFICATIONS

I, James A. Wilhelm, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of APCOA/Standard Parking, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	By:	/s/ JAMES A. WILHELM
James A. Wilhelm, Chief Executive Officer and President

CERTIFICATIONS

I, G. Marc Baumann, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of APCOA/Standard Parking, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	By:	/s/ G. MARC BAUMANN
G. Marc Baumann, Executive Vice President, Chief Financial Officer and Treasurer

CERTIFICATIONS

I, Daniel Meyer, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of APCOA/Standard Parking, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	By:	/s/ DANIEL R. MEYER
Daniel Meyer, Senior Vice President, Corporate Controller, Assistant Treasurer

INDEX TO EXHIBITS

Exhibit Number	Description
4.1	Supplemental Indenture governing the Company's 9-1/4% Senior Subordinated Notes due 2008, dated as of July 1, 2002, by and among the Company, the Subsidiary Guarantors and Wilmington Trust Company.
4.2	Supplemental Indenture governing the Company's 14% Senior Subordinated Second Lien Notes due 2006, dated as of July 1, 2002, by and among the Company, the Subsidiary Guarantors and Wilmington Trust Company.

QuickLinks

APCOA/STANDARD PARKING, INC. FORM 10-Q INDEX
  PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
APCOA/STANDARD PARKING, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except for share data)
APCOA/STANDARD PARKING, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS ( in thousands, unaudited )
APCOA/STANDARD PARKING, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ( in thousands, unaudited )
APCOA/STANDARD PARKING, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2002 ( in thousands, unaudited )
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
INDEX TO EXHIBITS