Form 10-K
period 2002-12-31
APCOA STANDARD PARKING INC /DE/
filed 2003-03-11
CIK 1059262

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 333-50437

APCOA/Standard Parking, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	16-1171179
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

900 N. Michigan Avenue, Chicago, Illinois 60611-1542
(Address of Principal Executive Offices, Including Zip Code)

(312) 274-2000
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2).  Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

The aggregate market value of the voting and non-voting shares of common stock held by non-affiliates of the registrant is not applicable as there is not a public market for such stock.  As of December 31, 2002, there were 31.31 shares of common stock of the registrant outstanding.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K includes forward–looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable.  These statements also relate to our future prospects, developments and business strategies.  The statements contained in this Form 10-K that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties.

We have used the word “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions in this Form 10-K to identify forward-looking statements.  These forward looking statements are made based on our management’s expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control.  These uncertainties and factors could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements.  The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

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

•                                          the loss of key employees;

•                                          our ability to develop, deploy and utilize information technology;

•                                          our ability to make payments to our parent company in amounts sufficient to prevent it from defaulting on its debt obligations and causing a default or change of control under our debt agreements;

•                                          our ability to consummate transactions and integrate newly acquired contracts into our operations;

•                                          availability, terms and deployment of capital; and

•                                          the other factors discussed under the heading “Business Risks” at the end of Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-K.

All of our forward-looking statements should be considered in light of these factors.  We undertake no obligation to update our forward-looking statements or risk factors to reflect new information, future events or otherwise.

PART I

ITEM 1.  BUSINESS

General

We are a leading national provider of parking facility management services.  We provide on-site management services at multi-level and surface parking facilities for all major markets of the parking industry.  As of December 31, 2002, we managed 1,912 parking facilities, containing approximately 1,028,000 parking spaces in over 275 cities across the United States and Canada.  Our gross parking services revenue, gross profit and net loss for the years ended December 31, 2002 and 2001 were $546.6 and $561.8 million, $56.3 and $57.0 million, ($3.8) and ($35.5) million respectively.

We believe that our superior management services coupled with our focus on increasing our leading market share in select core cities helps to maximize our clients’ profitability per parking facility.  We believe that we enhance our leading position by providing: (i) Ambiance in Parking®, an approach to parking that includes on-site, value-added services and amenities; (ii) service enhancing information technology, including Client View™, a proprietary client reporting system which allows us to provide our clients with on-line access to site-level financial and operating information; and (iii) award-winning training programs for on-site employees that promote customer service and client retention. We believe that these services distinguish us from our competitors.

Our diversified client base includes some of the nation’s largest owners and developers of major office building complexes, shopping centers, sports complexes, hotels and hospitals.  In addition, we manage 121 parking operations at 66 airports, including many of the major airports in North America.

We do not own any parking facilities and, as a result, we assume few of the risks of real estate ownership.  We operate our clients’ parking properties through two types of arrangements: management contracts and leases.  Under a management contract, we typically receive a base monthly fee for managing the property, and we may also receive a small incentive bonus based on the achievement of facility revenues above a set amount, among other factors.  In some instances, we also receive certain fees for ancillary services.  Typically, all of the underlying revenues and expenses under a standard management contract flow through to the property owner rather than to us.  Under lease arrangements, we generally pay either a fixed annual rent, a percentage of gross customer collections, or a combination thereof to the property owner.  We collect all revenues under lease arrangements and we are responsible for most operating expenses, but we are typically not responsible for major maintenance or capital expenditures.  As of December 31, 2002, we operated 85% of our 1,912 parking facilities under management contracts and 15% under leases.  Retention rates for our management contracts and leases averaged approximately 89% for the three years ended December 31, 2002.

The Combination

In March 1998, we acquired all of the outstanding capital stock, partnership and other equity interests of Standard Parking Corporation, an Illinois corporation; Standard Auto Park, Inc., an Illinois corporation; Standard Parking Corporation MW, an Illinois corporation; Standard Parking, L.P., a Delaware limited partnership; Standard Parking Corporation IL, an Illinois corporation; and Standard/Wabash Parking Corporation, an Illinois corporation. These acquired entities are referred to in this Form 10-K as “Standard”. The consideration for Standard consisted of $65.0 million in cash, 5.01 shares of our common stock (16% of our common stock outstanding as of January 15, 1998) and the assumption of certain liabilities, including a $5.0 million consulting and non-compete obligation for one of the former owners of Standard. In addition, on March 30, 1998, we paid to Standard’s owners $2.8 million, generally representing Standard’s earnings from January 1, 1998 through the date of the acquisition, plus Standard’s cash on hand at such time.

In connection with the Standard acquisition, on March 30, 1998, we issued $140 million principal amount of 9¼% Senior Subordinated Notes due 2008 in a Rule 144A private placement.  Effective September 14, 1998, we completed an offer to exchange all the outstanding Senior Subordinated Notes with new notes with substantially identical terms that are registered under the Securities Act of 1933.

Also in connection with the Standard acquisition, our parent company, AP Holdings, Inc., contributed $40.7 million of cash to us in exchange for our $40.7 million initial liquidation preference Series C preferred stock.  This contribution was financed through their sale of $70.0 million aggregate principal amount 11.25% accretion notes due 2008.

The Exchange

On January 11, 2002, we completed an unregistered exchange and recapitalization of a portion of our 9¼% Senior Subordinated Notes due 2008. We received gross cash proceeds of $20.0 million and retired $91.1 million of our outstanding 9¼% notes due 2008. In exchange, we issued $59.3 million of 14% notes due 2006 and 3,500 shares of Series D preferred stock, with a face value of $35.0 million, which is mandatorily redeemable on June 15, 2008. On August 16, 2002, we completed the exchange of all our outstanding unregistered 14% notes for $59.3 million principal amount of registered notes.

In conjunction with the exchange, we repaid $9.5 million of indebtedness under our senior credit facility, paid $2.7 million in accrued interest relating to the $91.1 million of the 9¼% notes due 2008 that were tendered, $9.7 million (including $1.3 capitalized as debt issuance costs related to the senior credit facility) in fees and expenses related to the exchange, which included a $3.0 million transaction advisory fee to AP Holdings.  In addition, we repurchased $1.5 million of redeemable preferred stock held by AP Holdings. The fees and expenses of $9.7 million related to the exchange and the amended and restated senior credit facility were provided for in the period ended December 31, 2001 (see Note D to the Consolidated Financial Statements).

Other Acquisitions

On April 1, 1999, we acquired the assets of Pacific Rim Parking, Inc. in Los Angeles for $0.75 million in cash and up to $0.75 million in non-interest bearing notes payable over five years.  On May 1, 1999, we acquired various contracts of System Parking, Inc. in Atlanta for $0.25 million in cash.  Effective as of July 1, 1999, we acquired all of the outstanding stock of Universal Park Holdings, Inc., operating under the names U-Park and Select Valet Parking, in Vancouver B.C. for $1.61 million.

All of these acquisitions have been accounted for under the purchase method and their operating results have been included in the consolidated results since their respective date of acquisition.  The historical operating results of the businesses prior to acquisition were not material relative to our consolidated results.

Industry Overview

General.  The International Parking Institute, a trade organization of parking professionals, estimated that as of December 2002 there were approximately 40,000 parking facilities in the United States generating over $29.0 billion in gross customer collections.  The parking industry is highly fragmented, with over 1,700 commercial parking operators in the United States, as estimated by the Parking Market Research Company, an independent research company.  Industry participants, the vast majority of which are privately held companies, consist of relatively few nationwide companies and a large number of small regional or local operators, including a substantial number of companies providing parking as an ancillary service in connection with property management or ownership.  The parking industry has experienced significant consolidation as smaller operators have found that they lack the capital, economies of scale and sophisticated management techniques required to compete with larger providers.  We expect this trend will continue to a certain extent and may provide a significant opportunity for us to take away business from or acquire smaller operators.

Operating Arrangements.  Parking facilities operate under two general types of arrangements: management contracts and leases.  The general terms and benefits of these two types of arrangements are as follows:

Management Contracts.  Under a management contract, the facility manager generally receives a base monthly fee for managing the facility and often receives a small incentive fee based on the achievement of facility revenues above a base amount, among other factors.  Facility managers generally charge fees for various ancillary services such as accounting, equipment leasing and consulting.  Responsibilities under a management contract include hiring, training and staffing parking personnel, and providing collections, accounting, record–keeping, insurance and facility marketing services.  In general, under a management contract, the facility manager is not responsible for structural or mechanical repairs, and typically is not responsible for providing security or guard services.  Under typical management contracts, the facility owner is responsible for operating expenses such as taxes, license and permit fees, insurance premiums, payroll and accounts receivable processing and wages of personnel assigned to the facility.  However, several of our contracts, which are referred to as reverse management contracts, require us to pay certain costs that are offset by larger management fees.  In addition, the facility owner is responsible for non-routine maintenance, repair costs and capital improvements.  The typical management contract is for a term of one to three years (though the owner often reserves the right to terminate, without cause, on 30 days’ notice) and may contain a renewal clause.

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

Industry Growth Dynamics.  A number of opportunities for growth exist for larger parking facility operators, for example:

Growth of Large Property Managers, Owners and Developers.  The growth of property management companies favors larger parking service providers that can provide specialized, value-added professional services with nationwide coverage, and help, ultimately, to reduce the number of suppliers with which property managers conduct business.  Sophisticated property owners consider parking a profit center that experienced parking facility managers can maximize.  We believe that we are well positioned to take advantage of these developments because of our reputation for high-quality services, our broad geographic scope and our long-standing relationships with national property managers.

Increased Outsourcing of Parking Management.  Growth in the parking industry has resulted from a continuing trend by parking facility owners to outsource the management of their operations to private operators.  Outsourcing allows national and local property owners, including municipalities, hospitals and universities, to focus on their core competencies while turning their parking facilities into revenue sources.  We  believe that cities and municipal authorities will increasingly retain private firms to operate facilities and parking-related services in an effort to reduce operating budgets and increase profitability and efficiency.

Industry Consolidation.  The parking industry is highly fragmented, with over 1,700 commercial parking operators in the United States managing approximately 40,000 parking facilities as of December 31, 2002.  Based on management’s belief that the four largest North American parking operators manage approximately 20% of these facilities, we believe significant opportunities exist for national parking facility managers to consolidate smaller local or regional operators.  We believe sophisticated, national parking facility managers have a competitive advantage over local and regional operators through (i) broad product and service offerings, (ii) relationships with large, national property managers, developers and owners and (iii) efficient cost structure due to economies of scale.  As the second largest parking facility manager based on number of locations managed, we believe that we will be able to increase our market share cost effectively through winning new clients from our competitors and enhancing our competitive position within our core cities and strategic acquisitions.

Business Strategy

We believe that our innovative parking facility amenities, value-added services and experienced management, coupled with our service-enhancing information technology and reporting systems, strong employee training programs and our internal auditing process all strengthen our position as a leading provider of parking services.  Specific elements of our business strategy include:

Growing the Contract Portfolio in Core Cities.  We believe we have a leading market share in our core cities.  Our reputation for premium service, our knowledge of local markets and our management infrastructure, allow us to retain existing contracts and compete aggressively for new business in these core cities.  We intend to increase our presence in certain core cities, and strategically in other markets, to capitalize on economies of scale, including the ability to spread administrative overhead costs across a large number of parking facilities in a single market.  Over the three-year period ended December 31, 2002, we have grown our total number of locations from 1,826 to 1,912.  We are also using our success in these core cities to expand our services to include on-street parking, university campus parking and hospital parking.

Focusing on Lower Risk Contracts.  We focus on entering into lower risk parking services contracts that provide us with stable revenues.  For the three-year period ended December 31, 2002, the percentage of our contracts which are management contracts increased from 78% to 85%.  Under a management contract, we typically receive a fixed monthly fee and the costs of parking services are generally the responsibility of the property owner.  When entering into lease contracts, we seek to obtain low minimum rental commitments.

Expanding Leading Client Base.  Our diversified, long-standing client base consists of many of the premier national property management companies in the United States and Canada.  These national property owners and real estate asset managers have a presence in a variety of markets, which provide us with opportunities to leverage these relationships to expand to new locations and develop new core cities.  In addition, our client base includes 121 parking facilities at 66 airports including many of the major airports in North America, such as Chicago O’Hare International Airport, Chicago Midway Airport and Cleveland Hopkins International Airport.

Consistently High Level of Service.  Our goal is to provide a uniformly high level of service across all of the facilities we manage, characterized by clean, well-lit, secure and pleasant surroundings, attractive graphics and signage, and a professional, courteous and well-dressed staff.  Our employees undergo an award-winning training program to ensure that they provide the highest level of customer service.  We offer a comprehensive package of on-site parking services and amenities, including a musical themed floor reminder system with distinctive signage, a traffic information system, valet parking, car washing and vehicle repair as part of our Ambiance in Parking® program.

We believe our clients increasingly value our broad suite of services for its positive impact on their customers’ overall satisfaction with the property and parking facility.  Retention rates for our management contracts and leases averaged approximately 89% for the three years ended December 31, 2002.

Ambiance in Parking®

At certain locations we offer a comprehensive package of on-site parking services and amenities, which we call Ambiance in Parking®.  The package includes:

Patented Musical Theme Floor Reminder System.  Our patented musical theme floor reminder system is designed to help customers remember the garage level on which they parked.  A different song is played on each floor of the parking garage.  Each floor also displays distinctive signs and graphics that correspond with the floor’s theme.  For example, in one garage with U.S. cities as a theme, songs played include “I Left My Heart in San Francisco” on one floor and “New York, New York” on a different floor.  Other garages have themes such as college fight songs, Broadway musicals, classic movies and professional sports teams.

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

Complimentary Windshield and Headlight Cleaning.  During off-peak hours, our parking attendants clean windshields and headlights of cars and place a card on the windshield informing the parking customer that this service has been provided.

Emergency Car Services.  We offer complimentary services such as battery starts, lost car assistance, tire inflation, tire change and vehicle escort service.

Standard Road Assist.™   At locations that do not have the ability to offer emergency car services through our on-site staff, and for parking customers who develop mechanical vehicular emergencies while on the road, we make available emergency vehicle services through a third-party vendor on a pay-per-use basis.

The owners of premier properties, as they begin to recognize that the parking experience often provides both the first and last impression of their properties to tenants and users, are seeking to offer the highest possible level of quality in their parking services as a means of distinguishing their properties from those of competitors.  These value-added services are typically offered to owners of first-class properties who seek to provide their tenants with the highest possible level of service to help differentiate their property from competing properties.

Information Technology

We believe that automation and technology can enhance customer convenience, lower labor costs, improve cash management and increase overall profitability.  We have been a leader in the field of introducing automation and technology to the parking business and we were among the first to adopt electronic fund transfer (EFT) payment options, pay-on-foot (ATM) technology and bar code decal technology.

One example of the way in which our technology provides valuable benefits to our clients is Client View™.  Client View is an Internet-based system that gives our clients the flexibility and convenience to access and download their monthly financials and detailed backup reports.

To promote internal efficiency, we have created advanced information systems that connect local offices across the country to our corporate headquarters.  These systems include accounting, financial management and reporting practices, general operating procedures, training, employment policies, cash controls and marketing procedures.

We have created a data warehouse that supports detailed reporting at the transaction level and can provide analysis and trending for a more comprehensive view.

We believe that our standardized systems and controls enhance our ability to successfully expand our operations into new markets.  ParkStat®, one of our proprietary software tools, enhances the performance of the parking facilities we manage.  ParkStat® uses location-specific information to calculate the impact of pricing alternatives, optimize staffing levels, improve forecasting and assist in long-range planning.

Regulation

Regulations by the Federal Aviation Administration (the “FAA”) may affect our business.  Effective September 13, 2001, the FAA prohibited parking within 300 feet of airport terminals, as they previously did during the Persian Gulf War in the early 1990s.  The government prohibition was lifted in November of 2002, but certain security measures were re-instituted in February 2003 in connection with the anticipated war in Iraq.  While the FAA is still in the process of finalizing their rules regarding parking, substantially all of our airport and air transportation related facilities were affected by the terrorist attacks of September 11, 2001, including regulations enacted following the attacks.  While we believe that existing regulations or the present heightened security alerts at airports may be relaxed in the future, new regulations may nevertheless prevent us from using a number of existing spaces.  Reductions in the number of parking spaces may reduce our revenues and cash flow for both our leased facilities and those facilities we operate under management contracts.

Our business is not otherwise substantially affected by direct governmental regulation, although both municipal and state authorities sometimes directly regulate parking facilities.  We are affected by laws and regulations (such as zoning ordinances) that are common to any business that deals with real estate and by regulations (such as labor and tax laws) that affect companies with a large number of employees.  In addition, several state and local laws have been passed in recent years that encourage car pooling and the use of mass transit.  For example, a Los Angeles, California law prohibits employers from reimbursing employee parking expenses.  Laws and regulations that reduce the number of cars and vehicles being driven could adversely impact our business.

We collect and remit sales/parking taxes and file tax returns for and on behalf of us and our clients.  We are affected by laws and regulations that may impose a direct assessment on us for failure to remit sales/parking taxes and filing of tax returns for ourselves and on behalf of our clients.

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property.  Such laws typically impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances.  In connection with the operation of parking facilities, we may be potentially liable for any such costs.  Although we are currently not aware of any material environmental claims pending or threatened against us or any of the parking facilities which we operate, there can be no assurance that a material environmental claim will not be asserted against us or against the parking facilities which we operate.  The cost of defending against claims of liability, or of remediating a contaminated property, could have a material adverse affect on our financial condition or results of operations.

Various other governmental regulations affect our operation of parking facilities, both directly and indirectly, including the Americans with Disabilities Act (the “ADA”).  Under the ADA, all public accommodations, including parking facilities, are required to meet certain federal requirements related to access and use by disabled persons.  For example, the ADA requires parking facilities to include handicapped spaces, headroom for wheelchair vans, attendants’ booths that accommodate wheelchairs and elevators that are operable by disabled persons.  When negotiating management contracts and leases with clients, we generally require that the property owner contractually assume responsibility for any ADA liability in connection with the property; however, there can be no assurance that the property owner has assumed such liability for any given property and there can be no assurance that we would not be held liable despite assumption of responsibility for such liability by the property owner.  Management believes that the parking facilities we operate are in substantial compliance with ADA requirements.

Employees

As of December 31, 2002, we employed approximately 11,300 individuals, including approximately 6,300 full-time and 5,000 part-time employees.  As of December 31, 2001, we employed approximately 13,600 individuals, including approximately 7,800 full-time and 5,800 part-time employees.  Approximately 25% of our employees are covered by collective bargaining agreements.  No single collective bargaining agreement covers a material number of employees.  We believe that our employee relations are good.

Intellectual Property

APCOA®, the APCOA logo, Standard Parking® and the Standard Parking logo are service marks registered with the United States Patent and Trademark Office.  In addition, we have registered the names and, as applicable, the logos of all of our material subsidiaries and divisions as service marks with the United States Patent and Trademark Office or the equivalent state registry, including the right to the exclusive use of the name Central Park in the Chicago metropolitan area.  We have also obtained a United States patent, U.S. Pat. No. 4,674,937, for our Multi-Level Vehicle Parking Facility (the musical Theme Floor Reminder System), which expires in 2005, and trademark registrations for our proprietary Parker Programs™, such as Books-to-Go®, Films-To-Go®, Little Parkers® and Ambiance in Parking®.  We have also registered the copyright rights in our proprietary software, such as Client View™, Hand Held Program, License Plate Inventory Programs, ParkNet and ParkStat with the United States Copyright Office.

Competition

The parking industry is fragmented and highly competitive, with limited barriers to entry. We face direct competition for additional facilities to manage or lease, while our facilities themselves compete with nearby facilities for our parking customers and in the labor market generally for qualified employees.  Moreover, the construction of new parking facilities near our existing facilities can adversely affect our business.

We compete for additional facilities with a variety of other companies.  Although there are relatively few large, national parking companies that compete with us, we also face competition from numerous smaller, locally-owned independent operators, as well as from developers, hotels, national financial services companies and other institutions that self-manage both their own parking facilities as well as facilities owned by others.  Many municipalities and other governmental entities also operate their own parking facilities, potentially eliminating those facilities as management or lease opportunities for us.  Some of our present and potential competitors have or may obtain greater financial and marketing resources than us, which may negatively impact our ability to retain existing contracts and gain new contracts.

ITEM 2. PROPERTIES

Parking Facilities

We operate parking facilities in 42 states, Washington D.C. and four provinces of Canada pursuant to management contracts or leases. We do not currently own any parking facilities. The following table summarizes certain information regarding our facilities as of December 31, 2002:

States/Provinces	Airports and Urban Cities	# of Locations			# of Spaces
		Airport	Urban	Total	Airport	Urban	Total
Alabama	Airports	3	—	3	1,430	—	1,430
Alaska	Airports	2	—	2	3,200	—	3,200
Alberta	Calgary	—	6	6	—	4,038	4,038
Arizona	Phoenix	—	20	20	—	17,172	17,172
British Columbia	Richmond, Vancouver, Victoria and Whistler	—	31	31	—	3,297	3,297
California	Airports, Los Angeles, Long Beach, Sacramento, San Diego, San Francisco, and San Jose	6	538	544	19,429	170,261	189,690
Colorado	Airports, Colorado Springs, and Denver	2	24	26	9,902	14,074	23,976
Connecticut	Airports, Greenwich	9	1	10	8,500	850	9,350
Delaware	Wilmington	—	1	1	—	473	473
District of Columbia	Washington, DC	—	55	55	—	18,414	18,414
Florida	Airports, Miami, Orlando and Pensacola	4	75	79	3,820	44,024	47,844
Georgia	Airports and Atlanta	2	17	19	2,177	13,269	15,446
Hawaii	Airports and Honolulu	3	47	50	2,393	17,887	20,280
Idaho	Airport	1	—	1	372	—	372
Illinois	Airports and Chicago	9	186	195	30,540	104,411	134,951
Indiana	Airport, Indianapolis and Ft. Wayne	1	8	9	1,234	2,283	3,517
Iowa	Airports and Des Moines	2	1	3	3,487	2,600	6,087
Kansas	Topeka, Wichita, Bonner Springs	—	4	4	—	13,894	13,894
Kentucky	Louisville	—	1	1	—	200	200
Louisiana	Airport and New Orleans	1	49	50	1,302	19,009	20,311
Maine	Airports and Portland	4	1	5	2,090	528	2,618
Maryland	Baltimore, Bethesda and Towson	—	21	21	—	6,337	6,337
Massachusetts	Boston, Cambridge, and Worchester	—	128	128	—	48,505	48,505
Michigan	Airports, Detroit and Southfield	7	7	14	6,885	5,501	12,386
Minnesota	Airports, Minneapolis and St. Paul	7	36	43	20,946	16,199	37,145
Missouri	Airports and Kansas City	7	90	97	16,683	21,465	38,148
Montana	Airports and Great Falls	4	4	8	1,952	2,217	4,169
Nebraska	Airports	2	—	2	1,307	—	1,307
Nevada	Las Vegas and Reno	—	7	7	—	2,911	2,911
New Jersey	Upper Montclair	—	1	1	—	3,402	3,402
New Mexico	Airport	1	—	1	—	—	—
New York	Airports, Buffalo and Rochester	5	38	43	5,459	18,088	23,547
North Carolina	Charlotte	—	1	1	—	818	818
North Dakota	Airports	2	—	2	1,415	—	1,415
Ohio	Airports, Akron, Cleveland, Cincinnati, Columbus and Toledo	7	101	108	9,373	80,322	89,695
Ontario	Airport, North York, Scarborough and Toronto	1	45	46	3,140	35,685	38,825
Oregon	Airports	3	—	3	2,231	—	2,231
Pennsylvania	Airports and Wilkes Barre	3	1	4	1,931	431	2,362
Quebec	Airports	4	—	4	9,405	—	9,405
Rhode Island	Providence	—	4	4	—	6,045	6,045
South Dakota	Airports	2	—	2	1,508	—	1,508
Tennessee	Airports, Memphis and Nashville	3	17	20	3,079	34,971	38,050
Texas	Airports, Dallas, Forth Worth and Houston	4	97	101	4,241	77,470	81,711
Utah	Salt Lake City	—	4	4	—	5,780	5,780
Virginia	Airports, Alexandria, Richmond and Virginia Beach	6	105	111	3,468	25,377	28,845
Washington	Airports, Seattle, Carmel, Kirkland, Tacoma and Bellingham	2	10	12	822	4,087	4,909
Wisconsin	Airports and Milwaukee	2	9	11	343	1,688	2,031

	Totals	121	1,791	1,912	184,064	843,983	1,028,047

We have interests in 13 joint ventures that each operates between one and three parking facilities.  We are the general partner of seven limited partnerships that each operates between one and twelve parking facilities.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Operating Facilities.”

We lease approximately 45,000 square feet of office space for our corporate offices in Chicago, Illinois.  The lease expires in 2008 and includes a renewal option for an additional five years.  The lease also includes expansion options for up to 3,700 additional square feet of space, and we have a right of first refusal on 24,000 square feet more.  We believe that the leased facility, together with our expansion options, is adequate to meet current and foreseeable future needs.

We also lease regional offices.  These lease agreements generally include renewal and expansion options, and we believe that these facilities are adequate to meet our current and foreseeable future needs.

ITEM 3.  LEGAL PROCEEDINGS

We are subject to various claims and legal proceedings that consist principally of lease and contract disputes and includes litigation with The County of Wayne relating to the management of parking lots at the Detroit Metropolitan Airport.  We consider these claims and legal proceedings to be routine and incidental to our business, and in the opinion of management, the ultimate liability with respect to these proceedings and claims will not materially affect our financial position, operations, or liquidity.

On October 25, 2002, we filed an Application for Temporary Injunction and verified Complaint in the Superior Court for the Judicial District of Hartford in Hartford, Connecticut against James F. Byrnes, Jr., acting Commissioner of Transportation for the State of Connecticut and First Union National Bank, in its capacity as trustee for the holders of the special facility bonds used to finance the garage.  The action seeks judicial interpretation of our contractual obligations in the operations of the parking facilities at the Bradley International Airport in Windsor Locks, Connecticut, pursuant to the 25-year lease we entered into with the State.  We have specifically requested the court for a judgment and permanent injunction prohibiting the State from attempting to recover the costs associated with anti-terrorism parking measures at the airport, diverting a capitalized interest account to pay for airport improvements and diverting airport parking receipts to pay for capital improvements and surface parking and garage security costs.  The case was transferred to the Housing Division on November 14, 2002.  Together with the State of Connecticut, we requested an expedited hearing on the declaratory judgment aspect of the case.  The court held its hearing on the matter on January 31, 2003 and the parties are awaiting the court’s decision.  The amount in controversy with the State and the subject of the declaratory judgment action is $0.7 million, consisting of $0.3 million representing the diversion of funds by the State from the capitalized interest bond account for post garage completion airport improvements and $0.4 million for garage security costs.  As of December 31, 2002, we classified the discounted net receivable for this contract in the amount of $3.8 million which includes deficiency payments of $1.2 million, to a long-term receivable and is included in other assets.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

By consent in writing of the majority shareholder, on January 10, 2002, the majority shareholder authorized and directed our board to amend our certificate of incorporation to permit the authorization of 22,500 shares of capital stock, of which 3,000 shares are common stock and 19,500 shares are preferred stock.

By consent in lieu of special meeting of the sole holder of the issued and outstanding shares of Series C preferred stock, on January 10, 2002, the holder of the Series C preferred stock consented to the creation of the Series D preferred stock.

By consent in writing of the majority shareholder, on January 23, 2002, the majority shareholder authorized and directed our board to adopt our 2001 stock option plan.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

There is no public trading market for our common stock. We have four shareholders of our common stock.

We did not pay a cash dividend in respect of our common stock in 2002, 2001 or 2000.  By the terms of our senior credit facility, we are restricted from paying cash dividends on our capital stock while such facility is in effect.  We accrued dividends in respect of our Series C Redeemable Preferred Stock in additional shares of Series C Redeemable Preferred Stock aggregating $6.3 million, $6.4 million and $5.7 million in 2002, 2001 and 2000, respectively.  We accrued dividends in respect to our Series D Preferred Stock aggregating $7.2 million in 2002.

The indentures governing our 9¼% and 14% notes also limit our ability to pay cash dividends.  Unless we meet certain financial ratios, we may not pay dividends in respect of our capital stock except for those payable in additional shares of stock.

There are no restrictions on the ability of our wholly owned subsidiaries to pay cash dividends to us.

ITEM 6.  SELECTED HISTORICAL FINANCIAL DATA

The following table presents selected historical consolidated financial data at and for the years ended December 31, 2002, 2001, 2000, 1999 and 1998, which have been derived from our audited consolidated financial statements.  The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements and notes thereto included elsewhere herein.

	Year Ended December 31,
	2002	2001	2000	1999	1998(1)
	(Dollars in Thousands)

Income Statement Data:
Parking services revenue(2)	$546,551	$561,787	$561,073	$520,593	$375,339
Cost of parking services(2)	490,218	504,800	500,936	465,788	335,052
Gross profit	56,333	56,987	60,137	54,805	40,287
General and administrative expenses	30,133	29,979	36,121	32,453	23,506
Special charges	2,897	15,869	4,636	5,577	18,050
Depreciation and amortization	7,554	15,501	12,635	9,343	7,435
Management fee-parent company	3,000	—	—	—	—

Operating income (loss)	12,749	(4,362)	6,745	7,432	(8,704)
Interest expense, net	15,965	17,599	17,382	15,684	10,938
Bad debt provision related to related-party non-operating receivables	—	12,878	—	—	—
Minority interest expense	180	209	341	468	487
Income tax expense	428	406	503	752	430
Extraordinary loss	—	—	—	—	2,816

Net loss	$(3,824)	$(35,454)	$(11,481)	$(9,472)	$(23,375)
Balance Sheet Data (at end of year):
Cash and cash equivalents	$6,153	$7,602	$3,539	$5,215	$19,183
Working capital deficiency	(9,143)	(20,156)	(11,941)	(12,180)	(9,119)
Total assets	190,950	192,234	208,341	213,270	216,769
Total debt	166,173	175,257	174,996	167,469	149,431
Redeemable preferred stock, series D	47,224	—	—	—	—
Redeemable preferred stock, series C	56,347	61,330	54,976	49,280	44,174
Common stock subject to put/call rights	9,470	8,500	6,304	4,589	4,589
Common stockholders’ deficit	(147,560)	(133,185)	(100,731)	(79,611)	(54,908)
Other Data:
Gross customer collections	$1,380,536	$1,505,645	$1,545,690	$1,369,319	$1,026,085
Capital expenditures	1,843	1,537	4,684	10,261	7,691
Number of managed locations	1,617	1,625	1,560	1,422	1,165
Number of leased locations	295	333	364	404	439
Number of total locations	1,912	1,958	1,924	1,826	1,604
Number of parking spaces	1,028,047	1,026,608	1,033,587	1,012,000	794,000

(1)                                  Includes the results of Standard Parking effective from March 30, 1998.

(2)                                  Restated to include reimbursable management contract expense in accordance with a new accounting standard (EITF 01-14) adopted during the second quarter June 30, 2002.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere herein.

Overview

We operate in a single reportable segment, operating parking facilities under two types of arrangements: management contracts and leases. Under a management contract, we typically receive a base monthly fee for managing the property and we may also receive a small incentive bonus based on the achievement of facility revenues above a base amount among other factors. In some instances, we also receive certain fees for ancillary services. Typically, all of the underlying revenues, expenses and capital expenditures under a management contract flow through to the property owner rather than to us. Under lease arrangements, we generally pay to the property owner either a fixed annual rent, a percentage of gross customer collections or a combination thereof. We typically collect all revenues under lease arrangements and are responsible for most operating expenses, but we are typically not responsible for major maintenance or capital expenditures. As of December 31, 2002, we operated approximately 85% of our 1,912 parking facilities under management contracts and approximately 15% under leases.

Parking services revenue-lease contracts.  Parking services revenues related to lease contracts consist of all revenues received at a leased facility, including development fees, gains on sales of contracts and payments for exercising termination rights.

Parking services revenue-management contracts.  Management contract revenue consists of management fees, including both fixed and revenue-based fees, and fees for ancillary services such as accounting, equipment leasing, payments received for exercising termination rights, consulting, insurance and other value-added services with respect to managed locations. Management contract revenue excludes gross customer collections at those locations. Management contracts generally provide us with a management fee regardless of the operating performance of the underlying facility.

Reimbursement of management contract expenses.  Reimbursement of management contract expenses consists of the direct reimbursement from the property owner for operating expenses incurred under a management contract.

Cost of parking services-lease contracts.  The cost of parking services under a lease arrangement consists of contractual rental fees paid to the facility owner and all operating expenses incurred in connection with operating the leased facility. Contractual fees paid to the facility owner are based on either a fixed contractual amount or a percentage of gross revenue or a combination thereof. Generally, under a lease arrangement we are not responsible for major capital expenditures or property taxes.

Cost of parking services-management contracts.  The cost of parking services under a management contract is generally passed through to the facility owner. As a result, these costs are not included in our results of operations. Several of our contracts, which are referred to as reverse management contracts, however, require us to pay for certain costs that are offset by larger management fees.

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

Summary of Operating Facilities

The following table reflects the number and types of our facilities at the end of the periods indicated:

	Year Ended December 31,
	2002	2001	2000

Managed Facilities	1,617	1,616	1,559
Leased Facilities	295	328	364

Total Facilities	1,912	1,944	1,923

Our strategy is to operate locations in core cities where a concentration of locations improves customer service levels and operating margins.

Results of Operations

The following information should be read in conjunction with the Consolidated Financial Statements.

	Year Ended December 31,
	2002	2001	2000
	(In Thousands)

Parking services revenue:
Lease contracts	$142,376	$156,411	$181,828
Management contracts	78,029	87,403	70,654

Reimbursement of management contract expense	326,146	317,973	308,591

Total revenue	546,551	561,787	561,073
Cost of parking services:
Lease contracts	128,871	142,555	159,702
Management contracts	35,201	44,272	32,643

Reimbursed management contract expense	326,146	317,973	308,591

Total cost of parking services	490,218	504,800	500,936

General and administrative expenses	30,133	29,979	36,121
Special charges	2,897	15,869	4,636
Depreciation and amortization	7,554	15,501	12,635
Management fee-parent company	3,000	—	—

Operating income (loss)	12,749	(4,362)	6,745
Bad debt provision related to related-party non-operating receivables	—	12,878	—
Interest expense, net	15,965	17,599	17,382
Minority interest expense	180	209	341
Income tax expense	428	406	503

Net loss	$(3,824)	$(35,454)	$(11,481)

In analyzing our gross margins, it should be noted that the cost of parking services for parking facilities under management contracts incurred in connection with the provision of management services is generally paid by our clients. Several management contracts, however, which are referred to as reverse management contracts, require us to pay for certain costs that are offset by larger management fees. Margins for lease contracts vary significantly not only due to operating performance, but also variability of parking rates in different cities and varying space utilization by parking facility type and location.

The attacks that occurred on September 11, 2001 (“September 11th”) had an immediate effect on our business at all of our airport locations and, to a lesser extent, at isolated urban facilities near governmental institutions. Although business at airports had been declining before the September 11th attacks, an immediate significant decrease in airport revenues occurred following those events, compared to the same period of 2000. Nevertheless, parking revenue at airport locations we operated in December 2002 increased 23.2% compared to December 2001 and increased 4% compared to December 2000.  There remain in place several stringent contingent security measures that may be reinstated in the event of a security alert at airports which may prohibit parking within a certain distance of the terminal.  If these contingent security measures are reinstated it will impact utilization of certain parking spaces. The airport parking and transportation market represented approximately 19% of our 2002 annual gross profit.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Accounting estimates are an integral part of the preparation of the financial statements and the financial reporting process and are based upon current judgments. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Certain accounting estimates are particularly sensitive because of their complexity and the possibility that future events affecting them may differ materially from our current judgments and estimates.

This listing of critical accounting policies is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgment regarding accounting policy. We believe that of our significant accounting policies, as discussed in Note A of the Notes to Consolidated Financial Statements, the following involve a higher degree of judgment and complexity:

Impairment of Long-Lived Assets and Goodwill

As of December 31, 2002, our net long-lived assets were comprised primarily of $15.6 million of property, equipment and leasehold improvements and $4.3 million of contract and lease rights. In accounting for our long-lived assets, other than goodwill and other intangible assets, we apply the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Beginning January 1, 2002, we account for goodwill and other intangible assets under the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." As of December 31, 2002, we had $115.9 million of goodwill.

The determination and measurement of an impairment loss under these accounting standards require the significant use of judgment and estimates. The determination of fair value of these assets utilizes cash flow projections that assume certain future revenue and cost levels, assumed discount rates based upon current market conditions and other valuation factors, all of which involve the use of significant judgment and estimation. For the fiscal year ended December 31, 2002, we were not required to record any impairment charges related to long-lived assets or to goodwill.  Future events may indicate differences from our judgments and estimates which could, in turn, result in impairment charges in the future. Future events that may result in impairment charges include increases in interest rates, which would impact discount rates, unfavorable economic conditions or other factors which could decrease revenues and profitability of existing locations, and changes in the cost structure of existing facilities. Factors that could potentially have an unfavorable economic effect on our judgments and estimates include, among others: changes imposed by governmental and regulatory agencies, such as property condemnations and assessment of parking-related taxes; construction or other events that could change traffic patterns; and terrorism or other catastrophic events.

Contract and Lease Rights

As of December 31, 2002, we had $4.3 million of contract and lease rights. We capitalize payments made to third parties which provide us the right to manage or lease facilities. Lease rights and management contract rights which are purchased individually are amortized on a straight-line basis over the terms of the related agreements which range from 5 to 7 years. Management contract rights acquired through acquisition of an entity are amortized as a group over the estimated term of the contracts, including anticipated renewals and terminations based on our historical experience (typically 7 years). If the renewal rate of contracts within an acquired group is less than initially estimated, accelerated amortization or impairment may be necessary.

Insurance Reserves

We purchase comprehensive liability insurance covering certain claims that occur at parking facilities we lease or manage.  In addition, we purchase umbrella/excess liability coverage. Our various liability insurance policies have deductibles of up to $250,000 that must be met before the insurance companies are required to reimburse us for costs incurred relating to covered claims. As a result, we are, in effect, self-insured for all claims up to the deductible levels. We apply the provisions of SFAS No. 5, “Accounting for Contingencies”, in determining the timing and amount of expense recognition associated with claims against us. The expense recognition is based upon our determination of an unfavorable outcome of a claim being deemed as probable and reasonably estimated, as defined in SFAS No. 5. This determination requires the use of judgment in both the estimation of probability and the amount to be recognized as an expense. We utilize historical claims experience along with regular input from third party insurance advisors and actuaries in determining the required level of insurance reserves.  Future information regarding historical loss experience may require changes to the level of insurance reserves and could result in increased expense recognition in the future.

Litigation

We are subject to litigation in the normal course of our business.  We apply the provisions of SFAS No. 5, Accounting for Contingencies, in determining the timing and amount of expense recognition associated with legal claims against us.  Management uses guidance from internal and external legal counsel on the potential outcome of litigation in determining the need to record liabilities for potential losses and the disclosure of pending legal claims.  See Note K of the Notes to Consolidated Finanical Statements.

Fiscal 2002 Compared to Fiscal 2001

Parking services revenue-lease contracts.  Lease contract revenue decreased $14.0 million, or 9.0%, to $142.4 million in the year ended December 31, 2002, compared to $156.4 million in the year-ago period. The majority of this decrease resulted from the net reduction of 33 leases through contract expirations and conversions to management contracts.

Parking services revenue-management contracts.  Management contract revenue decreased $9.4 million, or 10.7%, to $78.0 million in the year ended December 31, 2002, compared to $87.4 million in the year-ago period. This decrease resulted from the reduction of several unprofitable contracts and the negative economic impact on our  reverse management contracts, which more than offset the net addition of one management contract through internal growth and the positive impact of the conversion to a capital lease program for our vehicles. In addition, we received a payment of $4.8 million in 2001 related to the exercise of owner termination rights associated with certain management contracts. There were no payments received in 2002.

Reimbursement of management contract expense.  Reimbursement of management contract expenses increased $8.1 million, or 2.6%, to $326.1 million in the year ended December 31, 2002, as compared to $318.0 million in the year-ago period.  This increase resulted from additional reimbursements for costs incurred on the behalf of owners.

Cost of parking services-lease contracts.  Cost of parking for lease contracts decreased $13.7 million, or 9.6%, to $128.9 million for the year ended December 31, 2002, from $142.6 million for the year-ago period. This decrease resulted from the net reduction of 33 leases through contract expirations and conversions to management contracts. Gross margin for leases improved to 9.5% during 2002 compared to 8.9% during 2001. This increase was primarily due to the recovery in volume versus 2001, which had the impact of the attacks of September 11th.

Cost of parking services-management contracts.  Cost of parking for management contracts decreased $9.1 million, or 20.5%, to $35.2 million for the year ended December 31, 2002, compared to $44.3 million for the year-ago period. This decrease resulted primarily from the reduction of several unprofitable contracts and an improvement in the cost of providing management services. Gross margin for management contracts improved to 54.9% during 2002 compared to 49.3% during 2001. Most management contracts have no cost of parking services related to them, as all costs are reimbursable to us. However, several contracts, which are referred to as reverse management contracts, require us to pay for certain costs that are offset by larger management fees. This increase in gross margin percent for management contracts was related to the reduction in costs of operations, conversion to a capital lease program for our vehicles and the termination of several unprofitable contracts.

Reimbursed management contract expense.  Reimbursed management contract expense increased $8.1 million, or 2.6%, to $326.1 million in the year ended December 31, 2002, as compared to $318.0 million in the year-ago period.  This increase resulted from additional reimbursed costs incurred on the behalf of owners.

General and administrative expenses.  General and administrative expenses increased $0.1 million, or 0.5%, to $30.1 million for the year ended December 31, 2002, compared to $30.0 million for the year-ago period. This slight increase resulted from increases in wages and benefits that were offset by implementation of cost savings and operating efficiencies.

Special charges.  We recorded $2.9 million of special charges for the year ended December 31, 2002, compared to $15.9 million for the period ending December 31, 2001. The 2002 special charges included $1.0 million related to the legal costs incurred for the registration of the 14% senior subordinated second lien notes, $0.8 million in costs related to contracts terminated in prior years, $0.4 million in severance costs, $0.3 million in costs related to our parent company, $0.2 million for insurance costs in accordance with ERISA requirements, and $0.2 million in prior year rent and other adjustments.  The charges for 2001 included $11.8 million related to the exchange (see Note D of the Notes to the Consolidated Financial Statements), $1.7 million related to a provision for abandoned businesses, $0.9 million for legal costs, $0.8 million in a provision for headquarters reorganization, $0.3 million in prior period retroactive insurance premium increases, $0.3 million in outside consultant costs related to prior periods, and $0.1 million in severance costs.

Management fee-parent company.  We recorded $3.0 million of management fees to our parent company, AP Holdings, for the year ended December 31, 2002, pursuant to our management agreement with AP Holdings of which $1.25 million has been paid through March 7, 2003.  There was no management fee for the year ended December 31, 2001.

Bad debt relating to related party non-operating receivables.  We recorded no charges for the period ending December 31, 2002, compared to a $12.9 million bad debt provision related to non-operating receivables for the year ended December 31, 2001.  The 2001 bad debt provision for non-operating receivables relates to advances to and deposits with affiliates that had previously been reclassified from a long-term asset to stockholders’ deficit. This provision was made due to uncertainty regarding the ability of the affiliates to repay such amounts without potentially receiving distributions from us.

Other income and expense.  Interest expense, net of interest income decreased $1.6 million to $16.0 million in 2002, from $17.6 million in 2001. Minority interest of $0.2 million was equal to the $0.2 million in 2001. Income tax expense of $0.4 million was equal to the $0.4 million in 2001.

Fiscal 2001 Compared to Fiscal 2000

Parking services revenue-lease contracts.  Lease contract revenue decreased $25.4 million, or 14.0%, to $156.4 million in the year ended December 31, 2001, compared to $181.8 million in the year-ago period. The majority of this decrease resulted from the net reduction of 36 leases through contract expirations and conversions to management contracts, and approximately $4.0 million of this decrease was attributable to the attacks of September 11th.

Parking services revenue-management contracts.  Management contract revenue increased $16.7 million, or 23.7%, to $87.4 million in the year ended December 31, 2001, compared to $70.7 million in the year-ago period. The majority of this increase resulted from the net increase of 57 contracts through internal growth, including the full year impact of the addition of a large airport contract in the second half of 2000, and conversions from lease contracts. In addition, we received a payment of $4.8 million in 2001 related to the exercise of owner termination rights associated with certain management contracts.

Cost of parking services-lease contracts.  Cost of parking for lease contracts decreased $17.1 million, or 10.7%, to $142.6 million for the year ended December 31, 2001, from $159.7 million for the year-ago period. This decrease resulted from the net reduction of 36 leases through contract expirations and conversions to management contracts. Gross margin for leases declined to 8.9% during 2001 compared to 12.2% during 2000. This decrease was due to the loss of volume following the attacks of September 11th, and the reduction of 36 leases through contract expirations and conversions to management contracts.

Cost of parking services-management contracts.  Cost of parking for management contracts increased $11.7 million, or 35.9%, to $44.3 million for the year ended December 31, 2001, compared to $32.6 million for the year-ago period. This increase resulted from the net addition of 57 new contracts through internal growth, conversions from lease contracts and the full year impact of the addition of a large airport contract in the second half of 2000. Gross margin for management contracts declined to 49.3% during 2001 compared to 53.8% during 2000. Most management contracts have no cost of parking services related to them, as all costs are reimbursable to us. However, several contracts, which are referred to as reverse management contracts, require us to pay for certain costs that are offset by larger management fees. This increase in cost of parking management contracts was related to the addition of several contracts of this type.

Reimbursed management contract expense.  Reimbursed management contract expense increased $9.0 million, or 3.0% to $318.0 million in the year ended December 31, 2001, as compared to $309.0 million in the year-ago period.  This increase resulted from additional reimbursed costs incurred on the behalf of owners.

General and administrative expenses.  General and administrative expenses decreased $6.1 million, or 17.0%, to $30.0 million for the year ended December 31, 2001, compared to $36.1 million for the year-ago period. This decrease resulted from implementation of cost savings, staff reductions and operating efficiencies.

Special charges.  We recorded $15.9 million of special charges for the year ended December 31, 2001, compared to $4.6 million for the period ending December 31, 2000. The charges for 2001 included $11.8 million related to the exchange (see Note D of the Notes to the Consolidated Financial Statements), $1.7 million related to a provision for abandoned businesses, $0.9 million for legal costs, $0.8 million in a provision for headquarters reorganization, $0.3 million in prior period retroactive insurance premium increases, $0.3 million in outside consultant costs related to prior periods, and $0.1 million in severance costs. The charges for 2000 included $2.5 million of severance costs, $0.9 million of prior period retroactive insurance premium increases and $1.2 million of incremental integration costs and other costs.

Bad debt relating to related party non-operating receivables.  We recorded a $12.9 million bad debt provision related to non-operating receivables for the year ended December 31, 2001, compared to no charges for the period ending December 31, 2000. The 2001 bad debt provision for non-operating receivables relates to advances to and deposits with affiliates that had previously been reclassified from a long-term asset to stockholders’ deficit. This provision was made due to uncertainty regarding the ability of the affiliates to repay such amounts without potentially receiving distributions from us.

Other income and expense.  Interest expense, net of interest income increased $0.2 million to $17.6 million in 2001, from $17.4 million in 2000. Minority interest decreased $0.1 million to $0.2 million in 2001 from $0.3 million in 2000. Income tax expense decreased $0.1 million, to $0.4 million in 2001 from $0.5 million in 2000.

Liquidity and Capital Resources

On January 11, 2002, we completed a restructuring of our publicly issued debt. We exchanged $91.1 million of our outstanding 9¼% notes due 2008 for $59.3 million of our newly issued 14% senior subordinated second lien notes due 2006 and shares of our newly issued Series D preferred stock. As part of these transactions, we also received $20.0 million in cash. The cash was used to repay borrowings under our old credit facility, repurchase shares of existing redeemable Series C preferred stock owned by our parent company and pay expenses incurred in connection with the Transactions (including approximately $3.0 million to our parent company as a transaction advisory fee).

In conjunction with the exchange, we repaid $9.5 million of indebtedness under our senior credit facility, paid $2.7 million in accrued interest relating to the $91.1 million of the 9¼% notes due 2008 that were tendered, $9.7 million (including $1.3 capitalized as debt issuance costs related to the senior credit facility) in fees and expenses related to the exchange, which included a $3.0 million transaction advisory fee to AP Holdings.  In addition, we repurchased $1.5 million of redeemable preferred stock held by AP Holdings. The fees and expenses of $9.7 million related to the exchange and the amended and restated senior credit facility were provided for in the period ended December 31, 2001 (see Note D to the Consolidated Financial Statements).

As a result of day-to-day activity at the parking locations, we collect significant amounts of cash. Lease contract revenue is generally deposited into our local bank accounts, with a portion remitted to our clients in the form of rental payments according to the terms of the leases. Under management contracts, some clients require us to deposit the daily receipts into one of our local bank accounts, with the cash in excess of our operating expenses and management fees remitted to the clients at negotiated intervals. Other clients require us to deposit the daily receipts into client accounts and the clients then reimburse us for operating expenses and pay our management fee subsequent to month-end. Some clients require a segregated account for the receipts and disbursements at locations.

Gross daily collections are collected by us and deposited into banks using one of three methods, which impact our investment in working capital:

•      locations with revenues deposited into our bank accounts reduce our investment in working capital,

•      locations that have segregated accounts generally require no investment in working capital and

•      accounts where the revenues are deposited into the clients’ accounts increase our investment in working capital.

Our average investment in working capital depends on our contract mix. For example, an increase in contracts that require all cash deposited in our bank accounts reduces our investment in working capital and improves our liquidity.  During the period of January 1, 2002 to December 31, 2002, there were no material decrease in these types of contracts.  During the period of January 1, 2001 to December 31, 2001, a decrease in these types of contracts resulted in a loss of liquidity to us of approximately $2.4 million.  In addition, our clients may accelerate monthly distributions to them and have an estimated distribution occur in the current month.  During the period of January 1, 2002 to December 31, 2002, this acceleration resulted in a reduction of working capital of $2.4 million.  During the period of January 1, 2001 to December 31, 2001, there were no material occurrences of this estimated current month distribution.

Our liquidity also fluctuates on an intra-month and intra-year basis depending on the contract mix and timing of significant cash payments such as our semi-annual interest payments. Additionally, our ability to utilize cash deposited into our local accounts is dependent upon the availability and movement of that cash into our corporate account. For all these reasons, we from time to time carry significant cash balances, while at the same time utilize our senior credit facility.

We are required under certain contracts to provide performance bonds. These bonds are renewed on an annual basis. The market for performance bonds has been severely impacted by the events of September 11th and general economic conditions. Consequently, the market has contracted, resulting in an industry-wide requirement to provide additional collateral to the surety providers. As of December 31, 2002, we had provided $4.7 million in letters of credit to collateralize our current performance bond program. We expect that we will have to provide additional collateral as the current bonds reach their respective expiration dates. While we expect that we will be able to provide sufficient collateral, given our financial condition and the market conditions, there can be no assurance that we will be able to do so.

We have a significant amount of indebtedness. On December 31, 2002, we had total indebtedness of approximately $162.9 million, including $31.6 million under our senior credit facility, $74.8 million of 14% notes and $49.8 million of 9¼% notes.

Our $43.0 million senior credit facility consists of a $28.0 million revolving credit facility that will expire on March 8, 2004 and a $15.0 million term loan amortizing with $5.0 million due on or before April 30, 2003, and the balance due on March 10, 2004.

The $74.8 million of 14% notes (including $13.2 million of carrying value in excess of principal) mature in December 2006.

The $49.8 million of 9¼% notes (including $0.9 million in carrying value in excess of principal) are due in March 2008.

In conjunction with the January 11, 2002 exchange, we utilized $1.5 million of the proceeds of the exchange to redeem $1.5 million of our Series C preferred stock held by our parent company and pursuant to the terms of our senior credit facility, we redeemed an additional $0.1 million shares of Series C preferred stock held by our parent company, utilizing available cash proceeds.

On June 17, 2002, we redeemed an additional $0.9 million of our Series C preferred stock held by our parent company for $0.9 million in cash.  Our parent company then indirectly repurchased, through a related party, approximately $6.4 million aggregate principal amount of its 11¼% senior discount notes due 2008.

We will need to refinance all or a portion of our indebtedness, including our senior credit facility and possibly including the 14% notes and the 9¼% notes, on or before their respective maturities.  We anticipate that we will rely on additional or amended credit facilities and public or private debt to refinance our indebtedness.  We continue to explore financing options and our ability to access the capital markets, including private placements of debt or equity securities to, among other things, refinance our existing debt in the open markets, privately negotiated transactions, tender offers or otherwise to improve liquidity and our capital structure, to the extent permitted by our debt documents.  We cannot assure you that we will be successful in any such financing efforts.  The senior credit facility, the 14% notes and the 9¼% notes contain covenants that limit us from, among other things, incurring additional indebtedness and issuing preferred stock, restrict dividend payments, limit transactions with affiliates and restrict certain other transactions. If we are unable to refinance our debt, we may default under the terms of our indebtedness, which could lead to an acceleration of the debt. We do not expect that we could repay all of our outstanding indebtedness if the repayment of such indebtedness were accelerated.

The following summarizes certain of our contractual obligations at December 31, 2002 and the effect of such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt(1)	$151,992	$3,253	$98,202	$49,129	$1,408
Operating leases(2)	94,190	20,594	36,551	16,214	20,831
Capital leases(3)	5,872	2,699	3,126	47	—
Total	$252,054	$26,546	$137,879	$65,390	$22,239

(1)    Represents principal amounts, but not interest. See Note D to the Consolidated Financial Statements.

(2)    As described in Note G to the Consolidated Financial Statements.

(3)    Represents minimum future payments. See Note M to the Consolidated Financial Statements.

There can be no assurance that our cash flow from operations, combined with additional borrowings under the senior credit facility and any future credit facility, will be available in an amount sufficient to enable us to repay our indebtedness, including 9¼% or the 14% notes, or to fund our other liquidity needs or planned capital expenditures.  We may need to refinance all or a portion of our indebtedness, including the senior credit facility, on or before their respective maturities.  There can be no assurance that we will be able to refinance any of our indebtedness, including the senior credit facility, on commercially reasonable terms or at all.

Fiscal 2002 Compared to Fiscal 2001

We had cash and cash equivalents of $6.2 million at December 31, 2002, compared to $7.6 million at December 31, 2001.

Net cash provided by operating activities totaled $3.7 million for 2002 compared to cash provided of $9.4 million for 2001.  Cash provided during 2002 included $7.2 million from a decrease in accounts receivable due to improved collections, the termination of several large airport contracts, the reclassification of $3.8 million to a long-term receivable and $8.3 million from an increase in accrued liabilities which reflects the receipt of $20.0 million from the exchange reduced by the fees and payments related to the exchange, which were offset by a decrease in accounts payable of $10.2 million and an increase of $6.5 million in other assets, due to an increase in deposits for insurance programs and the reclassification of $3.8 million to a long-term receivable.

Net cash used in investing activities totaled $2.4 million in 2002 compared to cash used of $2.1 million in 2001. Cash used in investing for 2002 included capital expenditures of $1.8 million for capital investments to secure and/or extend leased facilities, investment in information system enhancements and $0.6 million for contingent purchase payments on previously acquired contracts.

Net cash used in financing activities totaled $2.8 million in 2002, compared to cash used in financing activities of $2.9 million in 2001. The 2002 activity included $2.5 million in cash used for redemption of preferred stock, $1.9 million in cash used for payments on capital leases, $0.9 million in cash used for repayments on joint venture borrowings and $0.4 million in cash used on long-term borrowings and $0.2 million in debt issuance costs in connection with amendments to our senior credit facility. (See Note D of the Notes to the Consolidated Financial

Statements). In addition, we provided funds from increases in borrowings on our senior credit facility of $3.0 million.

Fiscal 2001 Compared to Fiscal 2000

We had cash and cash equivalents of $7.6 million at December 31, 2001 compared to $3.5 million at December 31, 2000.

Net cash provided by operating activities totaled $9.4 million for 2001 compared to cash used of $2.3 million for 2000. Cash provided during 2001 included $7.3 million from a decrease in accounts receivable due to improved collections and a reduction of activity at certain client locations, $0.9 million from a decrease in advances and deposits, a $0.5 million decrease in prepaids, and $0.7 million from increases in compensation and other items.

Net cash used in investing activities totaled $2.1 million in 2001 compared to cash used of $5.6 million in 2000. Cash used in investing for 2001 included capital expenditures of $1.5 million for capital investments to secure and/or extend leased facilities, investment in information system enhancements and $0.5 million for contingent purchase payments on previously acquired contracts.

Net cash used in financing activities totaled $2.9 million in 2001, compared to cash provided from financing activities of $7.2 million in 2000. The 2001 activity included $2.8 million in cash used for repayments on long-term borrowings and joint venture borrowings and $1.7 million in debt issuance costs in connection with amendments to our senior credit facility and the amended and restated credit agreement. (See Note D of the Notes to the Consolidated Financial Statements). In addition, we provided funds from increases in borrowings on our senior credit facility of $1.7 million.

Other Liquidity and Capital Resources Information

We entered into an amended and restated credit agreement as of January 11, 2002 with the LaSalle Bank National Association and Bank One, N.A., (the lenders under our prior senior credit facility) that restructured our prior $40.0 million senior credit facility.  The senior credit facility was further amended effective as of June 17, 2002, June 30, 2002, December 30, 2002, January 22, 2003 and February 26, 2003.   Our senior credit facility consists of $43 million in revolving and term loans, specifically:

•                  $28.0 million revolving credit facility provided by LaSalle, which will expire on March 8, 2004.  The revolving credit facility includes a letter of credit facility with a sublimit of $22.0 million (or such greater amount as LaSalle may agree to for letters of credit).

•                  $15.0 million term loan held by Bank One amortizing with $5.0 million due on April 30, 2003 and the remainder due on March 10, 2004.

We utilize the senior credit facility to provide readily accessible cash for working capital purposes and general corporate purposes and to provide standby letters of credit. Our senior credit facility provides for cash borrowings up to the lesser of $28.0 million or 80% of our eligible accounts receivable (as defined therein), plus 50% of eligible capital improvement receivables, plus 40% of net book value of fixed assets, minus 40% of capital lease indebtedness, plus additional availability of $3.0 million.  The $3.0 million of additional availability decreases by $0.25 million on April 1, 2003, an additional $0.25 million on July 1, 2003, and $0.5 million on the first day of each quarter thereafter, until it has been reduced from $3.0 million to zero.

The revolving credit facility bears interest based, at our option, either on LIBOR plus 4.00% or the Alternate Base Rate (as defined below) plus 1.75%. We may elect interest periods of 1, 2, or 3 months for LIBOR based borrowings. The Alternate Base Rate is the higher of (i) the rate publicly announced from time to time by LaSalle as its “prime rate,” (ii) the overnight federal funds rates plus 0.50%, and (iii) 4.25%. LIBOR will at all times be determined by taking into account maximum statutory reserves required (if any). The interest rate applicable to the term loan until March 1, 2003 is a fixed rate of 13.0%, of which cash interest at 9.5% will be payable monthly in arrears and 3.5% will accrue without compounding and be payable on March 10, 2004 or earlier maturity, whether pursuant to any permitted prepayment acceleration or otherwise.  The interest rate applicable to the term loan as of March 1, 2003 (and thereafter) is a fixed rate of 15.0%, of which cash interest at 11.5% will be payable monthly in arrears and 3.5% will accrue without compounding and be payable on March 10, 2004 or earlier maturity, whether pursuant to any permitted prepayment acceleration or otherwise.  If Bank One is replaced in full as holder of the term loan prior to May 1, 2003, the interest rate will return to 13% fixed (the pre-March 1, 2003 level) for the new term lender, and Bank One will refund to us the additional 2% in interest they received for the period from March 1, 2003 to the date of such payment.

The senior credit facility includes covenants that limit our ability to incur additional indebtedness, issue preferred stock or pay dividends and contains certain other restrictions on our activities. It is secured by substantially all of our existing and future domestic subsidiaries’ existing and after-acquired assets (including 100% of the stock of our existing and future domestic subsidiaries and 65% of the stock of our existing and future foreign subsidiaries), by a first priority pledge of all of our common stock owned by our parent company and by all other existing and after-acquired property of our parent company. At December 31, 2002 we had $4.7 million of letters of credit outstanding under our senior credit facility and borrowings against our senior credit facility aggregated $31.6 million.

We have significant indebtedness. As of December 31, 2002, we had indebtedness under our 9¼% and 14% notes, the senior credit facility, joint venture debentures, capital lease obligations and other asset financing totaling approximately $162.9 million.

We have lease commitments of $20.6 million for fiscal 2003. The leased properties generated sufficient cash flow to meet the base rent payments.

If we identify investment opportunities requiring cash in excess of our cash flows and existing cash, we may borrow under our senior credit facility.

In January 1999, we completed the combination of the insurance programs of APCOA and Standard into one program. In conjunction therewith, we purchased an insurance policy to cover amounts previously self-insured by APCOA and its affiliates. The APCOA insurance program had historically included a self-insured retention component, which required the establishment of reserves to reflect the estimated final settlement value of open claims. The purchase of a tail policy to eliminate future exposure from retrospective adjustments resulted in a use of cash of $5.6 million in January of 1999, $2.6 million of which was included in other special charges. This transaction provided an offsetting increase in availability of funds by allowing the elimination of letters of credit in the amount of $4.7 million.

We have in the past pursued a strategy of growth through acquisition. On April 1, 1999, we acquired the assets of Pacific Rim Parking, Inc. in Los Angeles for $0.75 million in cash and up to $0.75 million in non-interest bearing notes payable over five years. On May 1, 1999, we acquired various contracts of System Parking Inc. in Atlanta for $0.25 million in cash. Effective as of July 1, 1999 we acquired all of the outstanding stock of Universal Park Holdings, Inc., operating under the names U-Park and Select Valet Parking, in Vancouver, B.C. for $1.61 million. All of the acquisitions have been accounted for under the purchase method. The historical operating results of the businesses prior to acquisition were not material relative to our consolidated results. There can be no assurance as to our ability to effect future acquisitions, nor as to the effect of any such acquisition on our operations, financial condition and profitability.

The January 11, 2002 exchange offer and recapitalization was accounted for as a “modification of terms” type of troubled debt restructuring as prescribed by FASB Statement No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings (“FAS 15”). Under FAS 15, an effective reduction in principal or accrued interest does not result in the debtor recording a gain as long as the future contractual payments (principal and interest combined) under the restructured debt are more than the carrying amount of the debt before the restructuring. In those circumstances, the carrying amount of the original debt or investment is not adjusted, and the effects of any changes are reflected in future periods as a reduction in interest expense. That is, a constant effective interest rate is applied to the carrying amount of the debt between restructuring and maturity. The effective interest rate is the discount rate that equates the present value of the future cash payments specified by the new terms with the unadjusted carrying amount of the debt.

In addition, under FAS 15, when a debtor issues a redeemable equity interest in partial satisfaction of debt in conjunction with a modification of terms, the debtor recognizes no gain since the redeemable preferred shares are accounted for in the same manner as debt. Legal fees and other direct costs incurred by a debtor to effect a troubled debt restructuring are expensed as incurred, except for amounts incurred directly in granting an equity interest, if any.

The accounting for this exchange under FAS 15 was as follows:

•                  No gain was recognized by us for the excess of (a) the principal of the unregistered notes exchanged for the registered notes, over (b) the principal of the registered notes.

•                  The unrecorded gain, which remains part of the carrying value of the debt, is being amortized as a reduction to future interest expense using an effective interest rate applied to the combined balance of the unregistered and registered notes.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.

On July 1, 2002, we adopted SFAS No. 141. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The initial adoption of SFAS No.141 did not affect our results of operations or our financial position.

On January 1, 2002 we adopted SFAS No. 142.  SFAS No. 142 eliminated the amortization of goodwill beginning January 1, 2002 and instead requires that the goodwill be tested for impairment. Transitional impairment tests of goodwill made during the quarter ended September 30, 2002 did not require adjustment to the carrying value of our goodwill. As of December 31, 2002, our definite lived intangible assets of $2.8 million, net of accumulated amortization of $3.2 million, primarily consisting of non-compete agreements, continue to be amortized over their useful lives.

Amortization expense for intangible assets for the period ended December 31, 2002 was $571,000. Estimated amortization expense for 2003 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense

2002 (remainder)	$440
2003	587
2004	587
2005	570
2006	516
2007	516
2008	39

Actual results of operations for the periods ended December 31, 2002, 2001 and 2000 had we applied the non-amortization provisions of SFAS 142 in the prior period are as follows:

	For The Period Ending December 31,
	2002	2001	2000
	(Unaudited)
Net loss	$(3,824)	$(35,454)	$(11,481)
Add: Goodwill amortization	—	3,259	3,138
Adjusted net loss	$(3,824)	$(32,195)	$(8,343)

Business Risks

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations.

We have a significant amount of indebtedness. On December 31, 2002, we had total indebtedness of approximately $162.9 million, of which $49.8 million consisted of the 9¼% notes (including $0.9 million of carrying value in excess of principal), $74.8 million of the 14% notes (including $13.2 million of carrying value in excess of principal) and the balance consisted of other debt (including our senior credit facility).  We have a stockholders’ deficit of $147.6 million.

Our substantial indebtedness could have important consequences. For example, it could:

•                  make it more difficult for us to satisfy our obligations with respect to the notes;

•                  increase our vulnerability to general adverse economic and industry conditions;

•                  require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•                  limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•                  limit our ability to use capital as a means of retaining existing clients and attracting new clients;

•                  place us at a competitive disadvantage compared to our competitors that have less debt and greater financial resources; and

•                  limit our ability to borrow additional funds.

In addition, the indentures governing the notes and our senior credit facility contain financial and other restrictive covenants which limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indentures and agreements governing our existing debt and the indenture governing the notes do not fully prohibit us or our subsidiaries from doing so and permits us, subject to satisfying certain conditions, to make additional secured borrowings and all of those borrowings would rank senior to the notes and the respective subsidiary guarantees. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and to refinance our indebtedness and to fund working capital and planned capital expenditures will depend on our ability to generate cash in the future. This ability depends on general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Additional terrorist attacks in the United States or Canada may also result in continued or additional restrictions at airport garages that could negatively impact our ability to generate revenue at these locations in amounts sufficient to service our debt.

We cannot assure that cash flow from operations, combined with additional borrowings under the senior credit facility and any future credit facility, will be available in an amount sufficient to enable us to pay our indebtedness, or to fund other liquidity needs.  We will need to refinance all or a portion of our indebtedness, including the senior credit facility and possibly including the 9¼% senior subordinated notes and 14% senior subordinated second lien notes, on or before their respective maturities.  We cannot assure that we will be able to refinance any of our indebtedness, including the senior credit facility, the 9¼% senior subordinated notes and 14% senior subordinated second lien notes, on commercially reasonable terms or at all.  If we are unable to refinance our debt, we may default under the terms of our indebtedness, which could lead to an acceleration of the debt.  We do not expect that we could repay all of our outstanding indebtedness if the repayment of such indebtedness were accelerated.

Our working capital and liquidity may also be affected if a significant number of our clients require us to deposit all parking revenues into their respective accounts.  This type of arrangement requires us to pay costs as they are incurred and receive reimbursement and the management fee after the end of the month.  There can be no assurance that a significant number of clients will not switch to the practice of requiring us to deposit all parking revenues into their respective accounts, which could have a material adverse effect on our financial condition.

If our parent company defaults on its debt obligations, it could result in a cross-default under our debt obligations.

AP Holdings, Inc., our parent company, is a holding company whose assets consist primarily of our capital stock.  Our parent company’s cash flow and ability to service their debt obligations are solely dependent upon our earnings, cash flow, liquidity and ability to distribute cash to the parent company.  Our ability to distribute cash will depend on our operating results, applicable laws and the contractual restrictions contained in our debt instruments, including the senior credit facility, the 14% notes and the 9¼% notes.  We cannot be certain that we will be able to make payments to our parent company in amounts sufficient to allow them to service their debt obligations.

If our parent company defaults on their payment obligations under its 11¼% notes due 2008 and the holders of those notes accelerate the repayment of such notes, this would be a default under the terms of our parent company’s notes, as well as a default under the terms of our senior credit facility, which our parent company guarantees.  A default under the terms of our senior credit facility would give the lenders the right to accelerate the repayment of the senior credit facility, which would in turn give the holders of the 9¼% notes and 14% notes the right to accelerate the repayment of such notes.  As of December 31, 2002, AP Holdings had an aggregate principal amount of approximately $42.4 million of indebtedness under its 11¼% notes and approximately $11.1 million of other indebtedness.

Beginning September 15, 2003, our parent company is expected to have annual cash interest expense of approximately $.9 million, after giving effect to the waiver from an investor to delay the payment of cash interest until March 15, 2007.  Our parent company may incur additional indebtedness.

We may not have the ability to raise the funds necessary to finance change of control offers required by the terms of our indebtedness.

Upon the incurrence of specific kinds of change of control events, we will be required to offer to repurchase all outstanding 9¼% notes and 14% notes at 101% of the principal amount of the notes plus accrued and unpaid interest and liquidated damages, if any, to the date of repurchase.  However, it is possible that we will not have sufficient funds at the time of the change of control to make the required purchase of the 9¼% notes and 14% notes or that the restrictions in our senior credit facility will not allow these repurchases.  Failure to make the required purchase upon a change of control would be an event of default under the 9¼% notes and 14% notes, giving the holders of such notes the right to accelerate the amounts due under the notes.

The sureties for our performance bond program may require additional collateral to issue or renew performance bonds in support of certain contracts.

Under substantially all of our contracts with municipalities and government entities and airports, we are required to provide a performance bond to support our obligations under the contract.  Due to our financial condition and the financial state of the surety bond industry, the sureties for our performance bond program required us to collateralize a greater percentage of our performance bonds with letters of credit.  As a result, our working capital needs increased and our available liquidity decreased since letters of credit used by us to collateralize surety bonds reduces the availability of funds under our senior credit facility and limits funds available for debt service, working capital and capital expenditure requirements.  If we are unable to provide sufficient collateral in the future, our sureties may not issue performance bonds to support our obligations under certain contracts.  As of December 31, 2002, we had approximately $4.7 million of letters of credit outstanding as collateral with respect to our surety’s issuance of performance bonds.

As is customary in the industry, a surety provider can refuse to provide a bond principal with new or renewal surety bonds.  If any existing or future surety provider refuses to provide us with surety bonds, there can be no assurance that we would be able to find alternate providers on acceptable terms, or at all.  Our inability to provide surety bonds could also result in the loss of existing contracts.  Failure to find a provider of surety bonds, and the resulting inability to bid for new or renew existing contracts, could have a material adverse effect on our business and financial condition.

Our business would suffer if the use of parking facilities we operate decreased.

We expect to derive a substantial portion of our revenues from the operation and management of parking facilities. Our business would suffer if the use of parking facilities in urban areas or at or near airports decreased. Further, our success depends on our ability to adapt and improve our products in response to evolving client needs and industry trends. If demand for parking facilities is low due to decreased car and airplane travel, increased regulation, competition or other factors, our business, financial condition and results of operations and our ability to achieve sufficient cash flow to service our indebtedness, may be materially adversely affected.

Our management contracts and leases expose us to certain risks.

Our revenues, net income and cash flow are dependent on the performance of the parking facilities we lease and manage.  Such performance depends, in part, on the ability to negotiate favorable contract terms, the ability to control operating expenses, financial conditions prevailing generally and, in areas where parking facilities are located, the nature and extent of competitive parking facilities in the area, weather conditions at certain properties (particularly with respect to airports), government-mandated security measures at parking facilities (particularly with respect to airports) and the real estate market in general.

Approximately 85% of our contracts to manage parking facilities are management contracts.  Under these contracts, we typically receive a fixed management fee and, under certain contracts, an additional incentive bonus based on facility utilization and other factors.  Many of these contracts are for a one-year term and may be canceled by the client for various reasons, including development opportunities.  Some are cancelable on as little as 30 days’ notice without cause.  Our ability to continue operating in these facilities is based on the client’s satisfaction with our performance.

Approximately 15% of our contracts to manage parking facilities are leases.  Although there is generally more potential for income from leased facilities than from management contracts, they also carry more risk.  Under these lease contracts, we are obligated to pay a fixed lease charge to the owner of the facility, often regardless of the actual utilization of the facility.  Maintenance and operating expenses for leased facilities are borne by us and are not passed through to the owner, as is the case with management contracts.  A decline in facility utilization could result in lease payments exceeding the revenues received for operating the parking facility.  Approximately 11% of these leases are at or around airports.  Many of these contracts may be canceled by the client for various reasons, including developmental opportunities.  Some are cancelable on as little as 30 days’ notice without cause.

We are the lessee under a 25-year lease that expires on April 6, 2025 with the State of Connecticut under which we lease the surface parking and 3,500 new garage parking spaces at Bradley International Airport in Windsor Locks, Connecticut. The parking garage was financed on April 6, 2000 with $47.7 million of special facility revenue bonds. The Bradley lease provides that we deposit with a fiduciary for the State all gross revenues collected from operations of the surface and garage parking, and the fiduciary pays debt service on the garage bonds, operating and capital maintenance expenses of the surface and garage parking facilities and specific annual guaranteed minimum payments to the State. Principal and interest on the Bradley special facility revenue bonds increases from approximately $3.6 million in lease year 2002 to approximately $4.5 million in lease year 2025. Annual guaranteed minimum payments to the State increase from approximately $8.3 million in lease year 2002 to approximately $10.3 million in lease year 2025.

We have guaranteed the fiduciary’s payments. To the extent there are insufficient parking revenues on hand with the fiduciary to make these payments, we are obligated to deliver the deficiency amount to the fiduciary within three business days of notice. We are responsible for these deficiency payments regardless of the amount of utilization for the Bradley parking facilities. Although the State has an obligation to raise parking rates to offset a decline in usage, there is no guarantee that the State will raise rates enough to offset a decline in usage or that any change in rates will results in revenues sufficient to cover the fiduciary’s payments without resort to our guaranty.  As of December 31, 2002, we classified the discounted net receivable for this contract in the amount of $3.8 million which includes deficiency payments of $1.2 million, to a long-term receivable and is included in other assets.

The loss or renewal on less favorable terms of a substantial number of management contracts or leases could have a material adverse effect on our business, financial condition and results of operations.  In addition, because certain management contracts and leases are with state, local and quasi-governmental entities, changes to certain governmental entities’ approaches to contracting regarding parking facilities could affect such contracts.  A material reduction in the profit margins associated with ancillary services we provide under management contracts and leases, including increases in costs or claims associated with, or reduction in the number of clients purchasing, insurance we provide, could have a material adverse effect on our business, financial condition and results of operations.  To the extent that management contracts and leases are cancelable without cause on 30-days’ notice, most of these contracts would also be cancelable in the event of bankruptcy, despite the automatic stay provisions under bankruptcy law.

Our business may be harmed as a result of terrorist attacks in the United States and Canada.

Any terrorist attacks in the United States and Canada, may negatively impact our business and results of operations.  Attacks have resulted in, and may continue to result in, increased government regulation of airlines and airport facilities, including imposition of minimum distances between parking facilities and terminals resulting in the elimination of currently managed parking facilities, and increased security checks of employees at airport facilities.  These types of regulations could impose costs that we may not be able to pass on to clients and reduce revenues.

In so far as these attacks deter people either from flying or congregating in public areas, demand for parking at airports and at urban centers may decline.  This decline may result in fewer owners of these facilities hiring us to manage their parking facilities and lower incentive payments under those contracts where we receive an incentive bonus based on facility utilization among other factors.  To the extent that these attacks cause or exacerbate a slowdown in the general economy resulting in reduced air travel, a similar effect may occur.  An overall economic slowdown could reduce traffic at parking facilities we operate.

There can be no assurance that continued terrorist attacks, an escalation of hostilities abroad or war would not have a materiel adverse impact on our business, financial condition and results of operations.

Our bad debt reserves may ultimately become inadequate.

The current economic downturn and the economic impact of continued threat of terrorist attacks may have an unknown impact on the financial condition of some of our clients. We expect that those of our clients involved in the airline and travel industries may be experiencing significant declines in revenue. Failure by our clients to pay us monies owed, or failure to pay in a timely manner could have a material adverse effect on our business, financial condition and results of operations.

Increased government regulation of airports and reduced air travel may affect our performance.

We operate a significant percentage of parking facilities in and around airports.  For the year ended December 31, 2002, approximately 19% of gross profit was derived from those operations.  Effective September 13, 2001, the Federal government prohibited parking within 300 feet of airport terminals, as it previously did during the Persian Gulf War in the early 1990s.  This governmental prohibition was lifted in November of 2002, but temporarily reinstated in February 2003.  While the prohibition has again been lifted in March 2003, there can be no assurance that this governmental prohibition will not again be reinstated.  Reinstitution of the prohibition on parking within 300 feet of airport terminals or future regulations may prevent us from using certain parking spaces.  Reductions in the number of parking spaces and the number of air travelers may reduce our revenues and cash flow for both our leased facilities and those facilities we operate under management contracts.

We may be unable to renew our insurance coverage.

Our current liability and worker’s compensation insurance coverage expires on December 31 of each year. Failure to renew the existing coverage or to procure new coverage would have a material adverse effect on our business, financial condition and results of operations by preventing us from accepting new contracts and by placing us in default under a majority of our existing contracts. There can be no assurance that our insurance carriers will in fact be willing to renew our coverage at any rate at the expiration date.

During the past several years we have solicited insurance quotes from alternate insurance carriers, but there can be no assurance, given the current state of the insurance industry and our current financial condition, that any alternate insurance carriers will offer to provide similar coverage to us or, if they will, that their quoted premiums will not exceed those received from our current carrier.

Additional funds would need to be reserved for future insurance losses if loss experience were to be worse than is expected.

We provide liability and worker’s compensation insurance coverage consistent with our obligations to our clients under our various management contracts.  We are obligated to reimburse our insurance carrier for each loss incurred in the current calendar year up to the amount of a deductible specified in our insurance policies.  Our financial statements reflect our funding of all such reimbursement obligations based upon guidance and evaluation we have received from third party insurance professionals.  There can be no assurance, however, that the ultimate amount of such reimbursement obligations will not exceed the amount presently funded, in which case we would need to set aside additional funds to reserve for any such excess.

The operation of our business is dependent on key personnel.

Our success is, and will continue to be, substantially dependent upon the continued services of our management team.  The loss of the services of one or more of the members of our senior management team could have a material adverse effect on our financial condition and results of operations. Although we have entered into employment agreements with, and historically have been successful in retaining the services of our senior management, there can be no assurance that we will be able to retain these senior management people in the future. In addition, our continued growth depends on our ability to attract and retain skilled operating managers and employees.

We operate in a very competitive business environment.

Competition in the field of parking facility management is intense.  The market is fragmented and served by a variety of entities ranging from single lot operators to large regional and national multi-facility operators, as well as municipal and other governmental entities.  Because of greater resources, competitors may be able to adapt more quickly to changes in customer requirements, or devote greater resources to the promotion and sale of their products.  Competitors with greater financial resources may be able to win contracts that require larger investments in working capital or capital expenditures on the parking facility. In addition, we may not seek to obtain certain contracts due to limited capital.  Many of our competitors also have long-standing relationships with our clients.  Providers of parking facility management services have traditionally competed on the basis of cost and service.  As we have worked to establish ourselves as one of the principal members of the industry, we compete predominately on the basis of high levels of service and strong relationships.  We may not be able to or choose not to compete with certain competitors on the basis of price. As a result, a greater proportion of our clients may switch to other service providers or self-manage during an economic downturn than competitor’s clients.

We believe that our client base is becoming more concentrated.

Over time, REITs and other property management companies will represent a larger portion of our client base.  Due to the fact that individual REITs or other property management companies tend to own multiple properties, our ability to provide parking services for a large number of properties becomes dependent on our relationship with an individual REIT or other property management companies.  As this happens, certain REITs or other property management companies may become significant clients.  In that event, the loss of one of these REITs or other property management companies as a client or the sale of properties they own to clients of  our competitors could have a material adverse impact on our business and financial condition.  Additionally, REITs or property managers with extensive portfolios have greater negotiating power when negotiating contracts.

Because a small number of stockholders own a significant percentage of our stock, they may control all major corporate decisions, and the other stockholders may not be able to influence these corporate decisions.

Steamboat Holdings, Inc. is controlled by a trust, the beneficiaries of which are family members of our chairman, John V. Holten.  The trust may be deemed to beneficially own 100% of our parent company’s outstanding common stock as of December 31, 2002. Our parent company beneficially owns 84% of our outstanding common stock. As a result, our parent company will be in a position to control all matters affecting us.

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

Various other governmental regulations affect our operation of parking facilities, both directly and indirectly, including air quality laws, licensing laws and the Americans with Disabilities Act of 1990 (the “ADA”). Under the ADA, all public accommodations, including parking facilities, are required to meet certain federal requirements related to access and use by disabled persons. A determination that we or the facility owner is not in compliance with the ADA could result in the imposition of fines or damage awards against us. In addition, several state and local laws have been passed in recent years that encourage car pooling and the use of mass transit. For example, a Los Angeles, California law prohibits employers from reimbursing employee parking expenses. Laws and regulations that reduce the number of cars and vehicles being driven could adversely impact our business.

We collect and remit sales/parking taxes and file tax returns for and on behalf of ourselves and our clients.  We are affected by laws and regulations that may impose a direct assessment on us for failure to remit sales/parking taxes and filing of tax returns for ourselves and on behalf of our clients.

Our debt restructuring and related transactions in 2002 together with the debt restructuring of our parent may have decreased the amount of our net operating losses, may limit our ability to utilize our remaining net operating losses, and may trigger current payment of taxes.

We have substantial net operating losses for U.S. federal income tax purposes.  Depending on the value of any equity interests issued or transferred within any three-year period to unaffiliated parties in relation to the total value of our equity interests, an ownership change may be deemed to occur for purposes of a U.S. federal income tax rule (Section 382) that may limit our ability to utilize our remaining net operating losses in future taxable years to reduce our taxable income.

In 2002, we and our parent company, AP Holdings, Inc., completed a debt and equity restructuring which, depending on the resolution of various issues, may have resulted in an ownership change for Section 382 purposes that would limit our ability to utilize our remaining net operating losses in future taxable years.

Many of our employees are covered by collective bargaining agreements.

Approximately 25% of our employees are represented by labor unions. Approximately 25% of our collective bargaining contracts, representing 8% of our employees, are up for renewal in 2003. There can be no assurance that we will be able to renew existing labor union contracts on acceptable terms. Employees could exercise their rights under the labor union contract, which could include a strike or walk-out. In such cases, there are no assurances that we would be able to staff sufficient employees for our short-term needs. Any such labor strike or our inability to negotiate a satisfactory contract upon expiration of the current agreements could have a negative effect on our business and financial results.

We could face considerable business and financial risk in implementing our growth strategy.

We face substantial risks in growing our business, either organically or through acquisitions.  Risks include:

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

•      Diversion of management’s attention away from other business concerns; and

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates.  Our primary market risk exposure consists of risk related to changes in interest rates. Historically, we have not used derivative financial instruments for speculative or trading purposes.

Our senior credit facility provides for a $28.0 million revolving variable rate senior credit facility.  Interest expense on such borrowing is sensitive to changes in the market rate of interest. If we were to borrow the entire $28.0 million available under the facility, a 1% increase in the average market rate would result in an increase in our annual interest expense of $0.3 million.

This amount is determined by considering the impact of the hypothetical interest rates on our borrowing cost, but does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Due to the uncertainty of the specific changes and their possible effects, the foregoing sensitivity analysis assumes no changes in our financial structure.

Foreign Currency Risk.  Our exposure to foreign exchange risk is minimal. All foreign investments are denominated in U.S. dollars, with the exception of Canada. We had approximately CAN $2.8 million of cash and no Canadian dollar denominated debt instruments at December 31, 2002. We do not hold any hedging instruments related to foreign currency transactions. We monitor foreign currency positions and may enter into certain hedging instruments in the future should we determine that exposure to foreign exchange risk has increased.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item are attached to and are hereby incorporated into this Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information with respect to each person who is one of our executive officers or directors as of March 1, 2003:

Name	Age	Title

John V. Holten	46	Director and Chairman
James A. Wilhelm	49	Director, President and Chief Executive Officer
Herbert W. Anderson, Jr.	44	Executive Vice President, Operations
G. Marc Baumann	47	Executive Vice President, Chief Financial Officer, and Treasurer
Gunnar E. Klintberg	54	Director and Vice President
John Ricchiuto	46	Executive Vice President, Operations
Robert N. Sacks	50	Executive Vice President, General Counsel and Secretary
Edward Simmons	53	Executive Vice President, Operations
Steven A. Warshauer	48	Executive Vice President, Operations
Michael K. Wolf	53	Executive Vice President, Chief Administrative Officer and Associate General Counsel

John V. Holten.  Mr. Holten has served as a director and our chairman of the board of directors since March 30, 1998 when we consummated our combination with Standard.  Mr. Holten has also served as a director and chairman of the board of directors of AP Holdings, Inc., our parent company, since April 14, 1989.  Mr. Holten is the chairman and chief executive officer of Steamboat Holdings, Inc., the parent company of AP Holdings.  Mr. Holten has also served as the chairman and chief executive officer of Holberg Industries, Inc. since 1989.  Holberg was our indirect parent until March 5, 2001.  Mr. Holten was chairman and chief executive officer as well as a director of each of Nebco Evans Holding Company and Ameriserve Food Distribution, Inc., each of which filed for bankruptcy on or about January 31, 2000.  Mr. Holten received his M.B.A. from Harvard University in 1982, and graduated from the Norwegian School of Economic and Business Administration in 1980.

James A. Wilhelm.  Mr. Wilhelm has served as our president since September 2000 and as our chief executive officer and a director since October 2001.  Mr. Wilhelm served as executive vice president—operations since we acquired Standard Parking, Inc. in March 1998, and he served as senior executive vice president and chief operations officer from September 1999 to August 2000.  Mr. Wilhelm joined Standard in 1985, serving as executive vice president beginning in January 1998.  Prior to March 1998, Mr. Wilhelm was responsible for managing Standard’s Midwest and Western Regions, which included parking facilities in Chicago and sixteen other cities throughout the United States and Canada.  Mr. Wilhelm received his B.A. Degree from Northeastern Illinois University in 1976.  Mr. Wilhelm is a member of the National Parking Association, the International Parking Institute and the Urban Land Institute.

Herbert W. Anderson, Jr.  Mr. Anderson has served as our executive vice president—operations since the consummation of the combination.  Mr. Anderson joined APCOA in 1994, and served as corporate vice president—urban properties from 1995 until March 1998.  Mr. Anderson graduated from LaSalle University and began his career in the parking industry in 1984.  Mr. Anderson is a member of the board of directors of the National Parking Association.

G. Marc Baumann.  Mr. Baumann has served as our executive vice president, chief financial officer and treasurer since October 2000.  Mr. Baumann has also served as treasurer of AP Holdings since October 2000.  Prior to his appointment as our chief financial officer, Mr. Baumann was chief financial officer for Warburtons Ltd. in Bolton, England.  Mr. Baumann joined Warburtons, Inc. in Chicago in 1989 as executive vice president and chief financial officer and was promoted to the positions of president and chief executive officer in 1990.  In 1993, Mr. Baumann relocated to England in connection with his appointment as chief financial officer of Warburtons, Ltd., the largest independent bakery in the United Kingdom.  Prior to his employment with Warburtons,

Mr. Baumann was executive vice president and chief operating officer for Hammacher Schlemmer & Co. Mr. Baumann is a certified public accountant and a member of both the American Institute of Certified Public Accountants and the Illinois CPA Society.  He received his B.S. degree in 1977 from Northwestern University and an M.B.A. from the Kellogg School of Management at Northwestern University in 1979.

Gunnar E. Klintberg.  Mr. Klintberg has been a director since 1989.  Mr. Klintberg has been vice president since 1998.  Mr. Klintberg is the vice chairman of Steamboat Holdings, Inc. Mr. Klintberg is also a director and vice chairman of Holberg since 1986.  Mr. Klintberg was a Managing Partner of DnC Capital Corporation, a merchant banking firm in New York City, from 1983 to 1986.  From 1975 to 1983, Mr. Klintberg held various management positions with the Axel Johnson Group, headquartered in Stockholm, Sweden.  Mr. Klintberg managed the Axel Johnson Group’s headquarters in Moscow from 1976 to 1979 and served as assistant to the president of Axel Johnson Group’s $10 billion operation in the U.S., headquartered in New York City, from 1979 to 1983.  Mr. Klintberg was a director of Nebco Evans Holding Company and Ameriserve Food Distribution, Inc., each of which filed for bankruptcy on or about January 31, 2000.  Mr. Klintberg received his undergraduate degree from Dartmouth College in 1972 and a degree in Business Administration from the University of Uppsala, Sweden, 1974.

John Ricchiuto.  Mr. Ricchiuto has served as our executive vice president—operations since December 2002.  Mr. Ricchiuto joined us in 1980 as a management trainee.  Mr. Ricchiuto served as vice president and regional manager for Northeastern Regional Properties since 1988, vice president—Airport Properties Central since 1993 and senior vice president—Airport Properties Central and Eastern United States since 1994.  Mr. Ricchiuto is a member of American Ground Transportation Association, American Association of Airport Executives and Airport Council International.  Mr. Ricchiuto received his B.S. Degree from Bowling Green University in 1979.

Robert N. Sacks.  Mr. Sacks has served as our executive vice president—general counsel and secretary since the consummation of the combination.  Mr. Sacks joined APCOA in 1988, and served as general counsel and secretary since 1988, as vice president, secretary, and general counsel from 1989, and as senior vice president, secretary and general counsel from 1997 to March 1998.  Mr. Sacks has also served as secretary of AP Holdings since 1989.  Mr. Sacks received his B.A. Degree, cum laude, from Northwestern University in 1976 and, in 1979, received his J.D. Degree from Suffolk University where he was a member of the Suffolk University Law Review.  Mr. Sacks has spoken on legal issues concerning the parking industry at the National Parking Association National Convention and the Institutional and Municipal Parking Congress.

Edward Simmons.  Mr. Simmons has served as our executive vice president—operations since May 1998.  Mr. Simmons has also served as ceo/western region since August 1999.  Previously, he was president, chief executive officer and co–founder of Executive Parking, Inc. Prior to joining Executive Parking, Mr. Simmons was vice president/general manager for Red Carpet Parking Service and a consultant on facility layout and design and general manager of J & J Parking.  Mr. Simmons is a current board member of the National Parking Association and the International Park Institute.  Mr. Simmons is a past executive board member and past president of the Parking Association of California.

Steven A. Warshauer.  Mr. Warshauer has served as our executive vice president—operations since the consummation of the combination.  Mr. Warshauer joined Standard in 1982, initially serving as Vice President, then becoming senior vice president.  Prior to joining Standard, he practiced with a national accounting firm.  Mr. Warshauer is a certified public accountant and a member of both the American Institute of Certified Public Accountants and the Illinois Society of Certified Public Accountants.  Mr. Warshauer received his Bachelor of Science Degree from the University of Northern Colorado in 1976 with dual majors in Accounting and Finance.

Michael K. Wolf.  Mr. Wolf has served as our executive vice president—chief administrative officer and associate general counsel since March 1998.  Mr. Wolf served as senior vice president and general counsel of Standard from 1990 to January 1998.  Mr. Wolf was subsequently appointed executive vice president of Standard.  Prior to joining Standard, Mr. Wolf was a partner of the international law firm of Jones, Day, Reavis & Pogue, resident in the Chicago office, where his primary concentration was in the field of real estate.  Mr. Wolf received his B.A. Degree in 1971 from the University of Pennsylvania, and in 1974 received his J.D. Degree from Washington University, where he served as Notes and Comments editor of the Washington University Law Quarterly.  Upon graduation from law school, Mr. Wolf was elected to the Order of the Coif.

Vice Chairman Emeritus

Myron C. Warshauer.  Mr. Warshauer was appointed vice chairman emeritus in October 2001.  Prior to that time, Mr. Warshauer served as a director and as our chief executive officer from March 1998 to October 2001.  Mr. Warshauer served as chief executive officer of Standard from 1973 and, prior to such time, had been associated with Standard since 1963.  Mr. Warshauer received his B.S. Degree in Finance from the University of Illinois 1962 and received a Masters Degree in Business Administration from Northwestern University in 1963.  Mr. Warshauer is 63 years old.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information for 2002, 2001 and 2000 with regard to compensation for services rendered in all capacities. Information shown in the table reflects compensation earned by these individuals for services with us.

Name and Principal Position	Annual Compensation				Long Term Compensation
	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)(4)(2)	Securities Underlying Options/SARs (#)(5)	All Other Compensation ($)

James A. Wilhelm	2002	530,005	37,870	46,431	90	10,347	(3)
Chief Executive Officer, President	2001	381,928	150,000	18,575		13,870	(3)
	2000	334,232	108,625	6,683		9,417	(3)

Michael K. Wolf	2002	381,899	36,500	11,498	36	11,090	(6)
Executive Vice President	2001	376,402	52,467	13,564		11,090	(6)
Chief Administrative Officer	2000	376,402	35,406	3,400		18,588	(6)

Steven A. Warshauer	2002	316,582	48,555	9,868	36
Executive Vice President-Operations	2001	312,137	79,448	14,384		—
	2000	313,106	63,900	5,868		—

G. Marc Baumann(1)	2002	256,342	82,119	8,426	36	114,388	(6)(7)
Executive Vice President	2001	232,135	19,688	6,000		40,225	(6)
Chief Financial Officer, Treasurer	2000	47,596	—	1,500		—

Robert N. Sacks	2002	241,738	78,081	31,311	36	2,811	(3)
Executive Vice President, General	2001	198,793	74,329	32,321		41,888	(3)(8)
Counsel	2000	178,863	70,612	22,613		160,478	(3)(8)

(1)                                  Mr. Baumann joined us in October 2000.

(2)                                  The amount shown includes amounts contributed by us, if any, to our 401(k) plans under a contribution matching program.

(3)                                  The amount shown reflects deposits made by us on behalf of some named executive officers pursuant a supplemental pension obligation from which the named executive officers will be entitled to monthly cash retirement and death benefit payments.

(4)                                  The amount shown includes, if applicable, car allowances, club dues and health insurance premiums.

(5)                                  These amounts represent the number of shares subject to options granted under our 2001 Non qualified Stock Option Plan for executives and other employees and directors of, and/or consultants to, us and our Affiliates as of December 31, 2002.  No stock appreciation rights were granted under this plan.

(6)                                  The amount includes payments made for insurance policies on behalf of the named executive officer which are intended to provide supplemental insurance benefits.

(7)                                  The amount includes $74,063 in loan forgiveness for housing differential.

(8)                                  The amount includes $36,552 and $155,142 in loan forgiveness for housing differential for the years 2001 and 2000, respectively.

Option Grants

The following table reflects certain information with respect to options to acquire shares of our 18% Senior Convertible Redeemable Series D Preferred Stock granted under our 2001 Stock Option Plan to named executive officers during the fiscal year ended December 31, 2002. No stock appreciation rights were granted.

Option Grants in Last Fiscal Year

Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted in Fiscal Year	Exercise Base Price ($/sh)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
					5% ($)	10% ($)

James A. Wilhelm	90	17.86	5,600.00	01/30/2012	316,963	803,246
Michael K. Wolf	36	7.14	5,600.00	01/30/2012	126,785	321,298
Steven A. Warshauer	36	7.14	5,600.00	01/30/2012	126,785	321,298
G. Marc Baumann	36	7.14	5,600.00	01/30/2012	126,785	321,298
Robert N. Sacks	36	7.14	5,600.00	01/30/2012	126,785	321,298

(1)                                  The dollar amounts under these columns result from calculations assuming 5% and 10% annual growth rates as set by the Securities and Exchange Commission and are not intended to forecast future appreciation of APCOA/Standard Parking 18% Senior Convertible Redeemable Series D Preferred Stock.

Option Exercises and Values

No options were exercised in 2002.

Director Compensation

Directors do not receive compensation for serving on our board of directors.

Compensation Committee Interlocks and Insider Participation

We did not have a compensation committee in the year ended December 31, 2002. During 2002, none of our executive officers served as a member of the compensation committee of another entity. Mr. Wilhelm participates in deliberations with the board concerning executive compensation from time to time.

Employment Contracts

We have employment agreements with James A. Wilhelm, Michael K. Wolf, Steven Warshauer, and G. Marc Baumann. These agreements fix each of the officers’ base compensation. Mr. Wilhelm’s base compensation was $369,204 until October 18, 2001. As of January 1, 2002, Mr. Wilhelm’s base compensation increased to $530,000.  As of April 1, 2002, Mr. Wolf’s base compensation is $383,926,  Mr. Warshauer’s base compensation is $318,261, and Mr. Baumann’s base compensation is $257,025. As of October 19, 2001, Mr. Wilhelm became entitled to an annual bonus based on corporate performance up to a maximum of $150,000 per year through calendar year ending December 31, 2002.  Any bonus thereafter is set by mutual agreement between Mr. Wilhelm and us.   In addition, Mr. Wilhelm is entitled to reimbursement for country club initiation fees and monthly dues. The agreements also provide for reimbursement of travel and other expenses in connection with their employment. The employment agreements terminate on the following dates, subject to annual renewal: Mr. Wilhelm’s agreement terminates on July 31, 2003; Mr. Wolf’s agreement terminates on March 26, 2004; Mr. Warshauer’s agreement terminates on March 26, 2004; and Mr. Baumann’s agreement terminates on October 1, 2004. In general, Messrs. Wolf, Wilhelm, Warshauer and Baumann are subject to standard confidentiality agreements, and they are subject to non-solicitation and non-competition agreements for a minimum of 18 months following termination of their respective employment agreements.

If Mr. Wilhelm’s employment is terminated for any reason, we are obligated to pay Mr. Wilhelm or Mr. Wilhelm’s estate, as applicable, an amount equal to the sum of (a) Mr. Wilhelm’s annual base salary through the date of termination and (b) accrued but unused vacation pay and other vested benefits. If Mr. Wilhelm’s employment shall be terminated for Cause or Performance Reasons, we are required to pay Mr. Wilhelm Salary Continuation Payments (each term as defined in his employment agreement).

If Mr. Wilhelm voluntarily terminates his employment with us, we are obligated to pay Mr. Wilhelm (a) his annual base salary through the date of termination, (b) any accrued but unused vacation pay and other vested benefits and (c) Salary Continuation Payments, equal to $265,000 in equal monthly installments for 18 months. If Mr. Wilhelm terminates his employment voluntarily, he shall not be entitled to Severance Pay (as defined below); provided, that any such termination by Mr. Wilhelm for Good Reason (as defined in the agreement) shall not be considered a voluntary termination and Mr. Wilhelm will be treated as if he had been terminated other than for Cause or Performance Reasons (each of them as defined in his employment agreement).

If we terminate Mr. Wilhelm’s employment other than for death or disability, without Cause and not due to Performance Reasons, we are required to (a) pay Mr. Wilhelm Severance Pay equal to the product of three times the sum of (x) Mr. Wilhelm’s current annual salary, plus (y) the amount of any annual bonus paid to Mr. Wilhelm for the preceding year, minus (z) the aggregate amount of Salary Continuation Payments, payable in equal monthly installments over a 36-month period commencing on the date of termination, (b) pay Mr. Wilhelm Salary Continuation Payments and (c) provide Mr. Wilhelm and his family with certain other welfare benefits.

Each of our employment agreements with Messrs. Wolf, Steven Warshauer, and Baumann is terminable by us for Cause (as defined in their respective employment agreements). If their employment is terminated by reasons of their death, we are obligated to pay the respective estates of Messrs. Wolf, Warshauer, or Baumann an amount equal to the sum of (i) the executive’s annual base salary through the end of the calendar month in which death occurs and (ii) any earned and unpaid annual bonus, vacation pay and other vested benefits. If the employment of Messrs. Wolf, Warshauer, or Baumann is terminated by reason of their Disability (as defined in their respective agreements), we are obligated to pay the executive or his legal representative (a) an amount equal to his annual base salary for the duration of the employment period in effect on the date of termination, reduced by amounts received under any disability benefit program and (b) any earned and unpaid annual bonus and other vested benefits. Upon termination of their employment by our board of directors without Cause, we must pay each executive their annual base salary and annual bonus(es) through the end of their then-current employment period and provide the executive and/or his family with certain other benefits.

If we terminate Messrs. Wolf, Steven Warshauer, or Baumann for any reasons other than for Cause during the three-year period following a Change in Control (as defined in their respective agreements), we are obligated to (x) pay the executive an amount (“Severance Pay”) equal to the greater of (1) one and one-half times the sum of (I) the executive’s current annual base salary plus (II) the amount of any bonus paid to the executive in the preceding twelve months and (2) the annual base salary and annual bonuses through the end of the then-current employment period and (y) continue to provide the executive with certain other benefits for a certain period of time. If either of these executives terminates his employment voluntarily following a Change in Control, he shall not be entitled to

Severance Pay; provided, that any such termination by the executive for Good Reason (as defined in their respective agreements) shall not be considered a voluntary termination and the executive will be treated as if he had been terminated by us other than for Cause.

If Steven Warshauer’s employment is terminated for any reason other than by us for Cause, Mr. Warshauer and his dependents, subject to the terms and conditions set forth in his agreement and the dependent eligibility requirements of the Plan then in effect, shall be entitled to receive family medical and dental coverage under the then current Plan for the remainder of his life, upon payment to us by Executive or his eligible dependents of the full cost of the coverage.

Mr. Baumann received a housing differential loan of $200,000 bearing interest at the applicable federal mid-term rate under section 1274(d) of the Internal Revenue Code of 1986, as amended, with a term of four years.  Commencing on May 1, 2002 and ending on May 1, 2005, one fourth of the principal balance and the accrued interest due thereon is forgiven by us and treated as additional compensation to Mr. Baumann in the year of such forgiveness.  Mr. Baumann is responsible for the tax consequences of such forgiveness.

We have an employment agreement with Robert N. Sacks, for an initial three-year term ending on March 30, 2001, with default annual renewals. Mr. Sacks’ base compensation was $170,000 until November 12, 2001. As of November 12, 2001, Mr. Sacks’ base compensation increased to $240,000, subject to annual review and an annual bonus of thirty percent of the annual base salary, which for 2001 is not less than $72,000. Mr. Sacks received a $250,000 housing differential loan bearing interest at an annual rate of 5.39% with a term of three years, commencing March 30, 1998, of which one-third of the principal balance and the accrued interest due thereon was forgiven by us, and treated as additional compensation to Mr. Sacks in the year of such forgiveness (and we were required to make Mr. Sacks whole with respect to the tax consequences of any such forgiveness). In general, Mr. Sacks is subject to a standard confidentiality agreement, and is subject to non-solicitation and non-competition agreements for a one-year period following termination of his employment agreement. The agreement does not contain any change of control provision.

 Mr. Sacks’ employment agreement is terminable by us with Cause (as defined in the employment agreement). If employment is terminated by reason of his death, we are obligated to pay his estate  an amount equal to the sum of (i) the executive’s annual base salary through the end of the calendar month in which death occurs and (ii) any earned and unpaid annual bonus, vacation pay and other vested benefits. If employment is terminated by reason of the executive’s Disability (as defined in his respective agreement), we are obligated to pay the executive or his legal representative (a) an amount equal to his annual base salary for the duration of the employment period in effect on the date of termination, reduced by amounts received under any disability benefit program and (b) any earned and unpaid annual bonus and other vested benefits.

If the employment agreement with Mr. Sacks is terminated by us, other than for death, Disability or Cause or if the executive terminates his employment for Good Reason (a defined in the employment agreement), we are required to continue (A) to pay the executive for the remainder of the employment period in effect immediately before the date of termination his annual base salary and annual bonus through the end of the then-current employment period and (B) to provide the executive and/or his family certain other benefits.

Myron C. Warshauer Consulting Agreement

On October 16, 2001, we entered into a consulting agreement with Shoreline Enterprises, LLC, an affiliate of Myron C. Warshauer, pursuant to which Shoreline and Mr. Warshauer will provide consulting services to us. Mr. Warshauer is free to determine the extent and manner of his service. Under the consulting agreement, Mr. Warshauer’s title with us is “Vice Chairman (Emeritus).”

The consulting agreement obligates us to pay Shoreline $150,000 annually, plus expenses adjusted to reflect changes in the consumer price index. The consulting agreement will end on the earlier of his 75th birthday, his death or the date that Mr. Warshauer informs us of his election to terminate the consulting agreement.

As of October 15, 2001, Myron C. Warshauer resigned as our chief executive officer. Our employment agreement with Mr. Warshauer, the terms to which Mr. Warshauer is still bound, provides that until his 75th birthday, he shall not, without written consent of our board of directors, engage in or become associated with any business or other endeavor that engages in construction, ownership, leasing, design and/or management of parking lots, parking garages, or other parking facilities or consulting with respect thereto, subject to certain limited exceptions.

Myron C. Warshauer Employment Agreement

The employment agreement also provides that we are obligated to (i) pay Mr. Warshauer a lump sum cash payment in an amount equal to the aggregate annual base salary that he would have received for the remainder of the employment period, (ii) continue to provide welfare benefits to Mr. Warshauer and/or his family, at least as favorable as those that would have been provided to them under his employment agreement if Mr. Warshauer’s employment had continued until the end of the employment period and (iii) provide other benefits described in a letter agreement between Mr. Warshauer and John Holten in an amount estimated in 1998 to be approximately $165,000.

In addition to the above compensation and benefits, we are obligated, until the first to occur of his 75th birthday or his death, to (i) pay Mr. Warshauer $200,000 annually, adjusted for inflation, and (ii) provide Mr. Warshauer with an executive office and secretarial services. In consideration for such benefits, Mr. Warshauer is obligated to provide reasonable consulting services to us from the date of termination of his employment through his 75th birthday.

Pursuant to his employment agreement, we have established a stock option plan providing for grants of actual options with respect to our common stock, under which Myron C. Warshauer will be granted options to purchase a number of our shares of common stock equal to 1% of the total number of shares of common stock. All such options will have a term of ten years from the date of the grant. This option plan was finalized on June 12, 2001.

New Stock Option Plan

We adopted a stock option plan (the “2001 Option Plan”). The 2001 Option Plan is intended to further our success by increasing the ownership of certain executives, employees and/or directors in, and/or consultants to, us, and to enhance our ability to attract and retain executives, employees, directors and/or consultants.

We may issue up to 1,000 shares of our Series D preferred stock, subject to adjustment if particular capital changes affect the preferred stock, upon the exercise of options granted under the 2001 Option Plan. The options may be incentive stock options, which are intended to provide employees with beneficial income tax consequences, or non-qualified stock options. The shares of preferred stock that may be issued under the 2001 Option Plan may be authorized and unissued shares or previously issued shares held as treasury stock.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock, as of March 1, 2003, by (i) each person known to us to own beneficially more than 5% of our common stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our executive officers and directors as a group.  No other director or named executive officer of ours has any beneficial ownership interest in us, except as set forth in this chart.  All information with respect to beneficial ownership has been furnished to us by the respective stockholders.  Except as otherwise indicated in the footnotes, each beneficial owner has the sole power to vote and to dispose of all shares held by such holder.

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

*                                         The address of AP Holdings, Carol R. Warshauer GST Exempt Trust, Waverly Partners, L.P., SP Associates and the business address of Mr. Warshauer is 900 N. Michigan Avenue, Suite 1600, Chicago, Illinois 60611-1542.

**                                  The address of Steamboat Holdings, Inc. and the business address of Mr. Holten is 545 Steamboat Road, Greenwich, Connecticut 06830.

(1)                                  Mr. Holten may be deemed to be the beneficial owner of all of the outstanding common stock of Steamboat Holdings, Inc. (“Steamboat”), which owns 100% as of January 18, 2002 of the outstanding common stock of AP Holdings.

(2)                                  Myron C. Warshauer is trustee of the Carol R. Warshauer GST Exempt Trust.  Mr. Warshauer disclaims beneficial ownership of the assets of the Carol R. Warshauer GST Exempt Trust, including the shares of common stock held by it, to the extent those interests are held for the benefit of such trusts.  Under a notice dated October 15, 2001, the GST Trust exercised its put option under a stockholders agreement governing the rights of holders of our common stock.  As a result, we are required to repurchase their 1.25 shares of common stock for an aggregate amount of $2.06 million.  This amount accretes at 11.75% per year.  Under the terms of the stockholders agreement, however, we cannot make payment to the trust as such payment is currently prohibited by the terms of our senior credit facility and restricted under other debt instruments.

(3)                                  Waverly Partners, L.P. is a limited partnership in which Myron C. Warshauer is general partner.  Mr. Warshauer disclaims beneficial ownership of the assets of Waverly, including the shares of common stock held by it.  Under a notice dated October 15, 2001, Waverly Partners, L.P. exercised its put option under a stockholders agreement governing the rights of holders of our common stock.  We are required to repurchase their 1.25 shares of common stock for an aggregate amount of $2.06 million.  This amount accretes at 11.75% per year.  Under the terms of the stockholders agreement, however we cannot make payment to Waverly Partners, L.P. as such payment is currently prohibited by the terms of our senior credit facility and restricted under other debt instruments.

(4)                                  SP Associates is a general partnership controlled by affiliates of JMB Realty Corp. SP Associates sent us a notice dated September 28, 2001 exercising its right under a stockholders agreement governing the rights of holders of our common stock to require us to repurchase 2.5 shares of their common stock for an aggregate amount of $4.1 million.  This amount accretes at 11.75% per year.  Under the terms of the stockholders agreement, however, we cannot make payment to SP Associates as such payment is currently prohibited by the terms of our senior credit facility and restricted under other debt instruments.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	($)(b)	(c)
Equity compensation plans approved by security holders	503.86	5,600.00	496.14
Equity compensation plans not approved by security holders
Total	503.86	5,600.00	496.14

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Exchange and Amendment Agreement

In connection with our restructuring of our outstanding 9¼% notes due 2008, we entered into an Exchange and Amendment Agreement with Fiducia Ltd. (“Fiducia”), whereby Fiducia agreed to exchange the $35 million of 9¼% notes that it owned for $35 million of our newly issued Series D preferred stock and to consent to the proposed amendments to the indenture governing the 9¼% notes.  Certain beneficial owners of Fiducia are members of the immediate family of John V. Holten.  All qualifying holders of 9¼% notes were given the opportunity pursuant to our exchange offer and consent solicitation to consent to the amendments to the indenture and receive preferred stock on the same terms as Fiducia.

Our parent company has pledged $35.1 million face amount of our Series C preferred stock to secure obligations arising under its debt to Fiducia.  If our parent company defaults under its 11¼% notes, Fiducia would have the right to seize our Series C preferred stock.  In addition, in event of a sale or initial public offering of us or our parent company, we would have the right to redeem our Series C preferred stock for cash or our common stock.  The pledge of our Series C preferred stock was made in connection with the purchase by Fiducia of $35.1 million of our parent’s 11¼ senior discount notes.

Company Stockholders Agreement

Upon consummation of the combination on March 30, 1998, we entered into a stockholders’ agreement with Dosher Partners, L.P. (“Dosher”), and SP Associates (collectively, the “Standard Parties”) and Holberg and AP Holdings (collectively with the Standard Parties, the “Stockholders”).  Holberg is an affiliate of John V. Holten, our chairman and chief executive officer.  AP Holdings is our direct parent, which was formerly owned by Holberg.  The stockholders’ agreement provides, among other things, for (i) prior to the earliest of (a) the seventh anniversary of the consummation of the combination, (b) the termination of Myron C. Warshauer’s employment with us under certain circumstances and (c) the consummation of an initial public offering of our common stock, certain obligations of Holberg to allow Dosher the opportunity to acquire all, but not less than all, of our common stock held by Holberg and/or its affiliates before Holberg may directly or indirectly sell an amount of our common stock which would constitute a Control Transaction (as defined in the stockholders agreement); provided that, under certain circumstances, Holberg may sell such shares to a party other than Dosher if the terms of such other party’s offer are more favorable to Holberg, (ii) until the consummation of an initial public offering of our common stock, certain rights of each Standard Party to purchase shares of our common stock to the extent necessary to maintain such Standard Party’s percentage ownership of us, (iii) the right of the Standard Parties to participate in, and the right of Holberg to require the Standard Parties to participate in, certain sales of our common stock, (iv) following the third anniversary of the consummation of the combination and prior to an initial public offering of our common stock, certain rights of ours to purchase, and certain rights of the Standard Parties to require us to purchase, shares of our common stock at prices determined in accordance with the stockholders agreement and (v) certain additional restrictions on the rights of the Standard Parties to transfer shares of our common stock. The stockholders’ agreement also contains certain provisions granting the stockholders certain rights in connection with registrations of our common stock in certain offerings and provides for indemnification and certain other rights, restrictions and obligations in connection with such registrations.  Steamboat Holdings, Inc. acquired all of the stock of AP Holdings owned by Holberg and, pursuant to the terms of the stockholders agreement, assumed all of Holberg’s rights and obligations under the stockholders agreement and agreed to be bound by the terms of the stockholders agreement.

Effective October 1, 1998, Dosher transferred a 4% interest in our common stock to Waverly Partners, L.P. (“Waverly”), a limited partnership in which Myron C. Warshauer is general partner, Douglas Warshauer individually is a limited partner and Douglas Warshauer as Trustee for the Douglas Warshauer Family Trust is a limited partner.  Waverly and each original signatory to the stockholders’ agreement consented to the transfer pursuant to a Consent and Joinder to stockholders’ agreement dated as of October 1, 1998.

Effective July 31, 2001, Dosher transferred its remaining 4% interest in our common stock to the Carol R. Warshauer GST Exempt Trust, a trust wherein Myron C. Warshauer is trustee.  The trust is for the benefit of certain members of his family.  Waverly, Steamboat and each original signatory to the stockholders agreement consented to the transfer pursuant to a Consent and Joinder to stockholders agreement dated as of July 31, 2001.  Effective October 15, 2001, Myron Warshauer resigned as our chief executive officer and director.  On October 19, 2001, James Wilhelm was appointed to our board of directors.  As a result of the Warshauer resignation and pursuant to the terms of the stockholders’ agreement, Steamboat Holdings is no longer obligated to allow Waverly and the Carol R. Warshauer GST Exempt Trust the right to acquire all of the common stock of Steamboat Holdings or its affiliates before Steamboat Holdings may enter into a control transaction.

Pursuant to the stockholders’ agreement, Waverly, Carol R. Warshauer GST Exempt Trust and SP Associates exercised their put rights.  We are required to purchase an aggregate of five shares of their common stock valued at an aggregate purchase price of $8.2 million, as of the October 15, 2001, the notice date of the put of $8.2 million.  Our obligation to repurchase these shares will accrete at 11.75% per year until discharged.  In accordance with the terms of the stockholders’ agreement, we will not make any payment for these shares while such payment is prohibited under the terms of any of our debt instruments.  Payment for these shares is currently restricted by the terms of existing debt obligations including the senior subordinated second lien notes and the terms of our senior credit facility.

Preferred Stock

Prior to the consummation of the combination, Holberg held $8.7 million of preferred stock of APCOA.  A portion of the proceeds of the financing obtained in conjunction with the combination with Standard (see Note H of the Notes to Consolidated Financial Statements) was used to redeem $8.0 million of the preferred stock.  The remaining $0.7 million was contributed to our capital.

The Series C preferred stock we issued to our parent company in conjunction with the combination with Standard has a maturity date of March 2008 and has an initial liquidation preference equal to $40.7 million, which increases at 11¼% per year.

In January 2002, we redeemed $1.5 million and $0.1 million of Series C preferred stock held by our parent company in two separate transactions for $1.5 million and $0.1 million respectively, in cash.   On June 17, 2002, we redeemed an additional $0.9 million of our Series C preferred stock held by our parent company for $0.9 million in cash.  The proceeds received by our parent company were used by it to repurchase, directly or indirectly, its outstanding 11¼ % senior discount notes.

The Series D preferred Stock we issued to Fiducia, Ltd. in connection with the our recapitalization, on January 11, 2002, has a maturity date as of June 2008 and has an initial liquidation preference equal to $35.0 million, which increases at 18% per year.

We adopted a stock option plan (“the 2001 Option Plan”) under which we may issue up to 1,000 shares of our Series D preferred stock to certain executives, employees, directors, or consultants.  We have issued 503.86 options to date.

On March 11, 2002 we exchanged with our parent company $8.8 million of Series C preferred stock for $5.0 million of newly issued Series D preferred stock.

Management Contracts and Related Arrangements with Affiliates

We have management contracts to operate two surface parking lots in Chicago.  Myron C. Warshauer, Steven A. Warshauer, Stanley Warshauer, Michael K. Wolf and SP Associates own membership interests in a limited liability company that is a member of the limited liability companies that own those lots.  We received a total of $132,500 in management fees for these lots in 2000, $37,500 in 2001 and $38,300 in 2002 under the applicable management contracts.  We anticipate receiving $38,300 in 2003.  We estimate that such management fees are no less favorable than would normally be obtained through arms-length negotiations.

SP Associates is an affiliate of JMB Realty Corp., from which we lease office space for our corporate offices in Chicago.  Payments pursuant to the lease agreement aggregated approximately $1.2 million during 2000, $1.3 million during 2001 and $1.2 million during 2002.

In March 1998, we acquired a lease for $1.4 million from an entity which was 15% owned by certain members of the management group.  This group included G. Walter Stuelpe, Jr., our former president, James V. LaRocco, former executive vice president, Michael J. Machi, senior vice president, John F. Becka, airport manager, Robert J. Hill, former senior vice president, Robert N. Sacks, executive vice president, general counsel, the estate of William J. Girgesh, former senior vice president, Michael J. Celebrezze, former chief financial officer and Dennis P. McAndrews, airport manager.  The lease was for a term of eleven years and called for annual rent of $185,000 per year plus percentage rent if the property achieved certain earnings levels.  The lease was terminated in September 2000, in connection with the sale of the property by the owner.  The management group received $172,000 representing their pro-rata share of the sale proceeds.

In connection with the acquisition of a 76% interest in Executive Parking Industries, LLC, through the acquisition of its parent company, S&S Parking, Inc., a California corporation, we entered into a management agreement dated May 1, 1998, with D&E Parking, Inc., (“D&E”) a California corporation, in which certain of our officers have an interest, to assure the continuation of services previously provided by Edward Simmons and Dale Stark, the principal shareholders of D&E. Edward Simmons is now one of our executive vice presidents and Dale Stark is now one of our senior vice presidents. The management agreement is for a period of nine years, terminating on April 30, 2007.  In consideration of the services to be provided by D&E, we agreed to pay D&E an annual base fee, payable in equal monthly installments, in the first year equaling $500,000 and increasing to $719,000 in the ninth year of the agreement.  Holberg guarantees all of our payment obligations pursuant to the management agreement.

On December 31, 2000, we entered into an agreement to sell, at fair market value, certain contract assets to D & E Parking, Inc.  We recorded a gain of $1.0 million from this transaction in 2000.  We will continue to operate the parking facilities and receive management fees and reimbursement for support services in connection with the operation of the parking facilities.

We entered into a management agreement dated as of September 19, 2000, with Circle Line Sightseeing Yachts, Inc., to manage and operate certain parking facilities located along the Hudson River and Piers located in New York City and under the control of Circle Line.  Circle Line is approximately 83% owned by members of John Holten’s immediate family.  We were paid a management fee based on a percentage of net cash flow, which for 2001 was $58,500 and $64,300 in 2002.  The projected fee for 2003 is $68,700.  We estimate that such management fees are no less favorable than would normally be obtained through arms-length negotiations.  Additionally, Circle Line has the right to require us to temporarily advance to Circle Line on or before each December 31st and April 1st the anticipated net profit in increments of $100,000 each.  We made advances of $100,000 in 2000, $300,000 in 2001 and $200,000 in 2002.

Consulting Agreement with Sidney Warshauer

Consummation of the combination was conditioned by Standard, among other things, upon the execution of a consulting agreement between us and Sidney Warshauer, the father of Myron C. Warshauer.  Sidney Warshauer is 87 years old as of March 1, 2003.

The consulting agreement provides that Sidney Warshauer render such services as may be requested, from time to time, by our board of directors and/or the chief executive officer, consistent with Mr. Warshauer’s past practices and experience, for a period beginning on the date of the consummation of the combination and ending on Sidney Warshauer’s death.  Sidney Warshauer will receive, during such period, annual payments of $552,000 along with certain other benefits.

The consulting agreement provides that, from the date of the closing of the combination until his death, Sidney Warshauer will not disclose company confidential information or compete with us.  The consulting agreement is not terminable by us for any reason other than the death of Sidney Warshauer, or a breach by Sidney Warshauer of his obligations under the consulting agreement with respect to non-disclosure of our confidential information or his obligation to refrain from engaging in competition with us.  The parties intended that all payments under the confidentiality agreement represent additional purchase price payments in the form of supplemental retirement benefits in recognition of Sidney Warshauer’s significant contributions to Standard.  The actuarial value, as of March 30, 1998, of the payments under the consulting agreement was approximately $5.0 million.

Liability Insurance

Prior to 1999, we participated in a master insurance program with Holberg which served to reduce the insurance costs of the combined group.  In connection with the insurance program, during 1998 we placed $2.2 million on deposit with an affiliate for insurance collateral purposes.

In January of 1999, we completed the combination of all the insurance programs of all merger and acquired entities into one program.  In connection therewith we purchased coverage for our previously self-insured layer, and a tail policy to eliminate exposure from retrospective adjustments.

These amounts had previously been reclassified from a long-term asset to stockholders’ deficit.  For the year ended December 31, 2001 we recorded a $2.2 million bad debt provision related to the aforementioned amounts due to uncertainty regarding the ability of Holberg and the affiliate of Holberg to repay such amounts.

Certain Other Matters Relating to Holberg

In March 1998, Holberg received a $1.0 million advisory fee (and reimbursement of expenses) upon consummation of the combination.

Prior to Holberg’s transfer of shares to Steamboat in March 2001, we, Holberg and its affiliates periodically engaged in bi-lateral loans and advances.  We, from time to time, entered into such bi-lateral loans and advances as permitted under the indenture and the senior credit facility.  These loans and advances were interest bearing at a variable rate that approximated the prime interest rate.  The accumulated interest was added to, or deducted from (as appropriate), the balance in the loan or advance account.  In connection with the combination, APCOA made a $6.5 million non-cash distribution to Holberg of the receivable in such amount due from Holberg to APCOA, at the date of the combination.  As of December 31, 2001, we had advanced to Holberg $2.6 in aggregate amount.  These amounts had previously been reclassified from a long-term asset to stockholders’ deficit.  For the year ended December 31, 2001, we recorded a $2.6 million bad debt provision related to the aforementioned amounts due to uncertainty regarding the ability of Holberg to repay such amounts.

Certain Other Matters Relating to AP Holdings and Steamboat

In connection with our recapitalization, on January 11, 2002, we paid a $3.0 million transaction advisory fee to AP Holdings and redeemed $1.5 million of Series C preferred stock held by AP Holdings for $1.5 million in cash (See Note H of the Notes to Consolidated Financial Statements).  On January 17, 2002 we redeemed an additional $0.1 million of Series C preferred stock held by AP Holdings for $0.1 million in cash.

On March 11, 2002, we exchanged with our parent company $8.8 million of Series C preferred stock for $5.0 million of newly issued Series D preferred stock.

In connection with a restructuring of the debt of Steamboat Holdings, Inc., which beneficially owns 100% of our parent company’s stock, on June 17, 2002, we amended our senior credit facility to permit us to redeem an additional $0.9 million of our Series C preferred stock held by our parent company for $0.9 million in cash.  Our parent company repurchased approximately $6.4 million aggregate principal amount of its 11¼% senior discount notes (which it retired) through an entity controlled by our chairman, John V. Holten.  This entity which is controlled by our chairman is also the holder of some of our Series C preferred stock.  Further, our parent company pledged certain of our Series C and Series D preferred stock to lenders to secure its borrowings.  A default under our parent company’s debt would give our parent company’s lenders the right to seize our Series C and Series D preferred stock.  In addition, in the event of a sale or initial public offering of us or our parent company, we would have the right to redeem our Series C and Series D preferred stock for cash or our common stock.

We may also pay an annual management fee to AP Holdings and otherwise reimburse AP Holdings for certain expenses incurred by them on our behalf.  Some of these fees and other amounts paid to AP Holdings are subject to the limits and restrictions imposed by the indenture governing the 9¼% notes and the 14% notes and the senior credit facility.

We may also, from time to time, enter into bilateral loans and advances with AP Holdings or Steamboat as permitted under the indenture governing the 14% notes, the indenture governing the outstanding 9¼% notes and, subject to certain conditions, the senior credit facility.  These loans and advances bear interest at a variable rate that approximates the prime interest rate.  The accumulated interest is added to, or deducted from (as appropriate), the balance in the loan or advance account.  As of December 31, 2001, we had advanced to AP Holdings $8.1 million in aggregate amount.  This amount had previously been reclassified from a long-term asset to stockholders’ deficit.  For the year ended December 31, 2001, we recorded an $8.1 million bad debt provision related to the aforementioned amounts due to uncertainty regarding the ability of AP Holdings to repay such amounts without potentially receiving distributions from us.  For the year ending December 31, 2002, there were no bilateral loans or advances to AP Holdings or Steamboat.

ITEM 14.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Within the 90-day period prior to the filing date of this report, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based upon their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to us (including our consolidated subsidiaries) required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

Changes in Internal Controls

There were no significant changes in our internal controls or any other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this Report:

	1.	Financial Statements.

Report of Independent Auditors

Audited Consolidated Financial Statements
Consolidated Balance Sheets at December 31, 2002 and 2001

For the years ended December 31, 2002, 2001and 2000:
Consolidated Statements of Operations
Consolidated Statements of Common Stockholders’ Deficit
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

3.                                       Exhibits

Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed for March 31, 2002).

3.1.1	Certificate of Amendment of the Certificate of Incorporation dated January 10, 2002 (incorporated by reference to exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed for March 31, 2002).

3.2

Amended and Restated By-Laws of the Company (incorporated by reference to exhibit 3.3 of Amendment No. 2 to the Company’s Registration Statement on Form S-4, File No. 333-50437, filed on July 15, 1998).

3.3

Certificate of Designations, Preferences and Relative, Participating, Optional and other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series C Redeemable Preferred Stock of the Company dated March 30, 1998 (incorporated by reference to exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q filed for March 31, 2002).

3.4

Certificate of Designations, Preferences and Relative, Participating, Optional and other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of 18% Senior Convertible Redeemable Series D Preferred Stock of the Company dated January 10, 2002 (incorporated by reference to exhibit 3.4 of the Company’s Quarterly Report on Form 10-Q filed for March 31, 2002).

4.1	Indenture governing the Company’s 14% Senior Subordinated Second Lien Notes Due 2006, dated as of January 11, 2002, by and among the Company, the

Subsidiary Guarantors and Wilmington Trust Company (incorporated by reference to exhibit 4.15 of the Company’s Annual Report on Form 10-K filed for December 31, 2001).

4.2	Form of the Company’s 14% Senior Subordinated Second Lien Note Due 2006 (incorporated by reference to exhibit 4.16 of the Company’s Annual Report on Form 10-K filed for December 31, 2001).

4.3	Form of the Company’s 14% Senior Subordinated Second Lien Note Guarantee Due 2006 (incorporated by reference to exhibit 4.17 of the Company’s Annual Report on Form 10-K filed for December 31, 2001).

4.4

Indenture governing the Company’s 9¼% Senior Subordinated Notes due 2008, dated as of March 30, 1998, by and among the Company, the Subsidiary Guarantors and State Street Bank and Trust Company (incorporated by reference to exhibit 4.1 of the Company’s Registration Statement on Form S-4, File No. 333-50437, filed on April 17, 1998).

4.5

Supplemental Indenture governing the Company’s 9¼% Senior Subordinated Notes due 2008, dated as of July 1, 2002, by and among the Company, the Subsidiary Guarantors and Wilmington Trust Company (incorporated by reference to exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q filed for September 30, 2002).

4.6

Supplemental Indenture governing the Company’s 9¼% Senior Subordinated Notes due 2008, dated as of January 11, 2002, by and among the Company, the Subsidiary Guarantors and State Street Bank and Trust Company (incorporated by reference to exhibit 4.2 of the Company’s Registration Statement on Form S-4, File No. 333-86008, filed on April 10, 2002).

4.7	Form of 9¼% Note (incorporated by reference to exhibit 4.2 of the Company’s Registration Statement on Form S-4, File No. 333-50437, filed on April 17, 1998).

4.8	Form of 9¼% Note Guarantee (incorporated by reference to exhibit 4.3 of the Company’s Registration Statement on Form S-4, File No. 333-50437, filed on April 17, 1998).

4.9

Supplemental Indenture, dated as of September 21, 1998, among Virginia Parking Service, Inc., the Company, and State Street Bank and Trust Company (incorporated by reference to exhibit 4.5 of the Company’s Annual Report on Form 10-K filed for December 31, 1998).

4.10

Supplemental Indenture, dated as of July 6, 1998, among S&S Parking, Century Parking, Inc. and Sentry Parking Corporation, the Company, and State Street Bank and Trust Company (incorporated by reference to exhibit 4.6 of the Company’s Annual Report on Form 10-K filed for December 31, 1998).

10.1

Amended and Restated Senior Credit Agreement dated January 11, 2002 by and among the Company, LaSalle Bank National Association and various Lenders, as defined therein (incorporated by reference to exhibit 10.37 of the Company’s Annual Report on Form 10-K filed for December 31, 2001).

10.1.1

Technical Correction of the Amended and Restated Senior Credit Agreement dated February 2, 2002, by and among the Company, the Lenders and LaSalle Bank, N.A. as agent for the Lenders (incorporated by reference to exhibit 10.38 of the Company’s Annual Report on Form 10-K filed for December 31, 2001).

10.1.2

Amendment No. 2 to the Amended and Restated Senior Credit Agreement by and among the Company, LaSalle Bank National Association and Various Financial Institutions, dated June 30, 2002 (incorporated by reference to exhibit 10.1 of the Company’s Form 10-Q, filed on April 10, 2002).

10.1.3	*	Amendment No. 3 to the Amended and Restated Senior Credit Agreement by and among the Company, LaSalle Bank National Association and Various Financial Institutions, dated December 30, 2002.

10.1.4	*	Amendment No. 4 to the Amended and Restated Senior Credit Agreement by and among the Company, LaSalle Bank National Association and Various Financial Institutions, dated January 22, 2003.

10.1.5	*	Amendment No.5 to the Amended and Restated Senior Credit Agreement by and among the Company, LaSalle Bank National Association and Various Financial Institutions, dated February 26, 2003.

10.2

Exchange and Amendment Agreement dated November 20, 2001 by and among the Company and Fiducia, Ltd. (incorporated by reference to exhibit 10.30 of the Company’s Annual Report on Form 10-K filed for December 31, 2001).

10.3

Registration Rights Agreement, dated as of January 11, 2002, by and among the Company, the Subsidiary Guarantors and Credit Suisse First Boston Corporation (incorporated by reference to exhibit 10.4 of the Company’s Registration Statement on Form S-4, File No. 333-86008, filed on April 10, 2002).

10.4		Consulting Engagement Letter between APCOA and AP Holdings dated January 11, 2002 (incorporated by reference to exhibit 10.35 of the Company’s Annual Report on Form 10-K filed for December 31, 2001).

10.5

Intercreditor Agreement dated January 11, 2002 by and among the Company, the Subsidiary Guarantors, Wilmington Trust Company and LaSalle Bank N.A. (incorporated by reference to exhibit 10.6 of the Company’s Registration Statement on Form S-4, File No. 333-86008, filed on April 10, 2002).

10.6

Assignment of Partnership Interests Security Agreement dated January 11, 2002 by and among the Company, the Subsidiary Guarantors, and Wilmington Trust Company, as trustee and collateral agent (incorporated by reference to exhibit 10.7 of the Company’s Registration Statement on Form S-4, File No. 333-86008, filed on April 10, 2002).

10.7

Limited Liability Company Membership Interests Security Agreement dated January 11, 2002 by and among the Company, the Subsidiary Guarantors, and Wilmington Trust Company, as trustee and collateral agent (incorporated by reference to exhibit 10.8 of the Company’s Registration Statement on Form S-4, File No. 333-86008, filed on April 10, 2002).

10.8

Joint Venture Interest Security Agreement dated January 11, 2002 by and among the Company, the Subsidiary Guarantors, and Wilmington Trust Company, as trustee and collateral agent (incorporated by reference to exhibit 10.9 of the Company’s Registration Statement on  Form S-4, File No. 333-86008, filed on April 10, 2002).

10.9

Patent Collateral Assignment and Security Agreement dated January 11, 2002 by and among the Company, the Subsidiary Guarantors, and Wilmington Trust Company, as trustee and collateral agent (incorporated by reference to exhibit 10.10 of the Company’s Registration Statement on Form S-4, File No. 333-86008,

filed on April 10, 2002).

10.10

Trademark Collateral Security and Pledge Agreement dated January 11, 2002 by and among the Company, the Subsidiary Guarantors, and Wilmington Trust Company, as trustee and collateral agent (incorporated by reference to exhibit 10.11 of the Company’s Registration Statement on Form S-4, File No. 333-86008, filed on April 10, 2002).

10.11

Memorandum of Grant of Security Interest in Copyrights dated January 11, 2002 by and among the Company, the Subsidiary Guarantors, and Wilmington Trust Company, as trustee and collateral agent (incorporated by reference to exhibit 10.12 of the Company’s Registration Statement on Form S-4, File No. 333-86008, filed on April 10, 2002).

10.12

Securities Pledge Agreement dated January 11, 2002 by and among the Company, the Subsidiary Guarantors, and Wilmington Trust Company, as trustee and collateral agent (incorporated by reference to exhibit 10.13 of the Company’s Registration Statement on  Form S-4, File No. 333-86008, filed on April 10, 2002).

10.13

Security Agreement dated January 11, 2002 by and among the Company, the Subsidiary Guarantors, and Wilmington Trust Company, as trustee and collateral agent (incorporated by reference to exhibit 10.14 of the Company’s Registration Statement on Form S-4, File No. 333-86008, filed on April 10, 2002).

10.14

Stockholders Agreement, dated as of March 30, 1998, by and among Dosher Partners, L.P. and SP Associates and Holberg, Holdings and the Company (incorporated by reference to exhibit 10.3 of the Company’s Registration Statement on Form S-4, File No. 333-50437, filed on April 17, 1998).

10.14.1

Amendment to the Stockholders Agreement of the Company, dated as of March 30, 1998 by and among Dosher Partners L.P., SP Associates, Holberg Holdings and the Company, dated as of December 29, 2000 (incorporated by reference to exhibit 3.3 of the Company’s Form 10-K405, File No. 333-50437, filed on April 2, 2001).

10.15

Stockholders Agreement, dated as of April 14, 1989, by and among Holdings, Holberg, Delaware North and each member of the management of the Company who is a stockholder of Holdings (incorporated by reference to exhibit 10.4 of the Company’s Registration Statement on Form S-4, File No. 333-50437, filed on April 17, 1998.)

10.16

Tax Sharing Agreement, dated as of April 28, 1989, as amended as of March 30, 1998, by and among Holberg, Holdings and the Company (incorporated by reference to exhibit 10.5 of the Company’s Registration Statement on Form S-4, File No. 333-50437, filed on April 17, 1998).

10.17

Employment Agreement between the Company and Myron C. Warshauer (incorporated by reference to exhibit 10.6 of the Company’s Registration Statement on Form S-4, File No. 333-50437, filed on April 17, 1998).

10.18

Employment Agreement between the Company and Herbert W. Anderson, Jr. (incorporated by reference to exhibit 10.10 of the Company’s Registration Statement on  Form S-4, File No. 333-50437, filed on April 17, 1998).

10.19	Employment Agreement between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.12 of the Company’s Registration

Statement on Form S-4, File No. 333-50437, filed on April 17, 1998).

10.19.1

Deferred Compensation Agreement between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.13 to the Registration Statement on Form S-4, File No. 333-50437, filed on April 17, 1998).

10.19.2

Second Amendment to the Employment Agreement between the Company and Michael K. Wolf dated December 6, 2000, (incorporated by reference to exhibit 10.22 to the Company’s Annual Report on Form 10-K filed for December 31, 2000).

10.19.3	*	Third Amendment to the Employment Agreement between the Company and Michael K. Wolf dated April 1, 2002.

10.20		Employment Agreement between the Company and James A. Wilhelm (incorporated by reference to exhibit 10.14 of the Company’s Annual Report of Form 10-K filed for December 31, 1998).

10.20.1	*	First Amendment to the Employment Agreement between the Company and James A. Wilhelm dated April 25, 2001.

10.20.2

Second Amendment to the Employment Agreement between the Company and James A. Wilhelm dated October 18, 2001 (incorporated by reference to exhibit 10.33 of the Company’s Annual Report of Form 10-K filed for December 31, 2001).

10.20.3

Third Amendment to the Employment Agreement between the Company and James A. Wilhelm dated January 31, 2002 (incorporated by reference to exhibit 10.34 of the Company’s Annual Report of Form 10-K filed for December 31, 2001).

10.21		Employment Agreement between the Company and Robert N. Sacks dated May 18, 1998 (incorporated by reference to exhibit 10.24 of the Company’s Annual Report of Form 10-K filed for December 31, 2001).

10.22	*	Employment Agreement between the Company and John Ricchiuto dated July 1, 1998.

10.22.1	*	First Amendment to the Employment Agreement between the Company and John Ricchiuto dated January 1, 2000.

10.22.2	*	Amended and Restated Executive Employment Agreement between the Company and John Ricchiuto dated December 1, 2002.

10.23		Employment Agreement between the Company and Steven Warshauer (incorporated by reference to exhibit 10.16 to the Company’s Annual Report on Form 10-K filed for December 31, 1999).

10.23.1	*	First Amendment to the Employment Agreement between the Company and Steven Warshauer dated June 1, 2002.

10.24		Company Retirement Plan For Key Executive Officers (incorporated by reference to exhibit 10.14 of the Company’s Registration Statement on Form S-4, File No. 333-50437, filed on April 17, 1998).

10.25		Stock option plan between the Company and eligible executives, employees, directors and/or consultants (incorporated by reference to exhibit 10.28 of the

Company’s Annual Report of Form 10-K filed for December 31, 2001).

10.26

Consulting Agreement between the Company and Sidney Warshauer (incorporated by reference to exhibit 10.34 of the Company’s Registration Statement on Form S-4, File No. 333-50437, filed on April 17, 1998).

10.27		Consulting Agreement between the Company and Shoreline Enterprises (incorporated by reference to exhibit 10.36 of the Company’s Annual Report of Form 10-K filed for December 31, 2001).

10.28		Exchange Agreement by and between the Company and AP Holdings dated March 11, 2002 (incorporated by reference to exhibit 10.29 of the Company’s Annual Report of Form 10-K filed for December 31, 2001).

10.29

Amended and Restated Dealer Manager and Consent Solicitation Agreement between the Company and Credit Suisse First Boston Corporation dated December 19, 2001 (incorporated by reference to exhibit 10.31 of the Company’s Annual Report of Form 10-K filed for December 31, 2001).

10.30

Stock Option Agreement by and between the Company and Myron C. Warshauer dated March 30, 1998 (incorporated by reference to exhibit 10.32 of the Company’s Annual Report of Form 10-K filed for December 31, 2001).

10.31

Consulting Engagement Agreement dated January 11, 2002 between the Company and AP Holdings (incorporated by reference to exhibit 10.35 of the Company’s Annual Report of Form 10-K filed for December 31, 2001).

10.32	*	Management Agreement between the Company and D&E Parking dated May 1, 1998.

10.32.1	*	First Amendment to the Management Agreement between the Company and D&E Parking dated August 1, 1999.

10.33		Employment Agreement between the Company and G. Marc Baumann (incorporated by reference to exhibit 10.26 to the Company’s Annual Report on Form 10-K filed for December 31, 2001).

10.33.1		Amended and Restated Employment Agreement between the Company and G. Marc Baumann (incorporated by reference to exhibit 10.27 to the Company’s Annual Report on Form 10-K filed for December 31, 2001).

14.1	*	Code of Ethics.

21.1	*	Subsidiaries of the Company (see table 1).

*	Filed herewith.

(b)                                 Reports on Form 8-K

None.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors

APCOA/Standard Parking, Inc.

We have audited the accompanying consolidated balance sheets of APCOA/Standard Parking, Inc. (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2002 and 2001, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note A, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

ERNST & YOUNG LLP

Chicago, Illinois

March 7, 2003

APCOA/STANDARD PARKING, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except for Share Data)

December 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$6,153	$7,602
Notes and accounts receivable, net of allowance	32,671	40,276
Prepaid expenses and supplies	1,621	1,194

Total current assets	40,445	49,072
Leaseholds and equipment:
Equipment	23,296	15,526
Leasehold improvements	19,324	19,815
Leaseholds	35,661	39,006
Construction in progress	572	1,676

	78,853	76,023
Less accumulated depreciation and amortization	58,943	57,440

	19,910	18,583
Other assets:
Advances and deposits	4,406	1,509
Goodwill	115,944	115,332
Intangible and other assets, net	10,245	7,738

	130,595	124,579

Total assets	$190,950	$192,234

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$24,403	$34,620
Accrued rent	4,208	4,012
Compensation and payroll withholdings	5,278	6,293
Property, payroll and other taxes	1,581	2,025
Accrued insurance and expenses	8,995	8,667
Accrued special charges	1,870	12,057
Current portion of long-term borrowings	760	1,374
Current portion of capital lease obligations	2,493	180

Total current liabilities	49,588	69,228
Long-term borrowings, excluding current portion:
Obligations under credit agreements	156,266	168,600
Capital lease obligations, less current portion	2,931	718
Other	3,723	4,385

	162,920	173,703
Other long-term liabilities	12,961	12,658
Convertible redeemable preferred stock, series D	47,224	—
Redeemable preferred stock, series C	56,347	61,330
Common stock subject to put/call rights; 5.01 shares issued and outstanding	9,470	8,500
Common stockholders’ deficit:
Common stock, par value $1.00 per share, 3,000 shares authorized; 26.3 shares issued and outstanding	1	1
Additional paid-in capital	15,222	11,422
Accumulated other comprehensive loss	(644)	(803)
Accumulated deficit	(162,139)	(143,805)

Total common stockholders’ deficit	(147,560)	(133,185)

Total liabilities and common stockholders’ deficit	$190,950	$192,234

See Notes to Consolidated Financial Statements.

APCOA/STANDARD PARKING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands)

	Years Ended December 31,
	2002	2001	2000

Parking services revenue:
Lease contracts	$142,376	$156,411	$181,828
Management contracts	78,029	87,403	70,654

Reimbursement of management contract expense	326,146	317,973	308,591

Total revenue	546,551	561,787	561,073

Costs and expenses:
Cost of parking services:
Lease contracts	128,871	142,555	159,702
Management contracts	35,201	44,272	32,643

Reimbursed management contract expense	326,146	317,973	308,591

Total cost of parking services	490,218	504,800	500,936

General and administrative	30,133	29,979	36,121
Special charges	2,897	15,869	4,636
Depreciation and amortization	7,554	15,501	12,635
Management fee-parent company	3,000	—	—

Total costs and expenses	533,802	566,149	554,328

Operating income (loss)	12,749	(4,362)	6,745
Other expenses (income):
Interest expense	16,246	18,403	18,311
Interest income	(281)	(804)	(929)

	15,965	17,599	17,382

Bad debt provision related to related-party non-operating receivables	—	12,878	—

Loss before minority interest and income taxes	(3,216)	(34,839)	(10,637)
Minority interest expense	180	209	341
Income tax expense	428	406	503

Net loss	(3,824)	(35,454)	(11,481)
Preferred stock dividends	(13,540)	(6,354)	(5,696)
Increase in fair value of common stock subject to put/call	(970)	(2,196)	(1,715)

Net loss attributable to common stockholders	$(18,334)	$(44,004)	$(18,892)

See Notes to Consolidated Financial Statements.

APCOA/STANDARD PARKING, INC.

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ DEFICIT

(In Thousands, Except for Share Data)

	Common Stock		Additional Paid-In Capital	Advances to And Deposits With Affiliates	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Number of Shares	Par Value

Balance (deficit) at January 1, 2000	26.3	$1	$11,422	$(10,553)	$428	$(80,909)	$(79,611)
Net loss						(11,481)	(11,481)
Cumulative translation adjustments					(802)		(802)

Comprehensive loss							(12,283)

Preferred stock dividends						(5,696)	(5,696)

Increase in fair value of common stock subject to put/call						(1,715)	(1,715)
Advances to and deposits with affiliates				(1,426)			(1,426)

Balance (deficit) at December 31, 2000	26.3	1	11,422	(11,979)	(374)	(99,801)	(100,731)
Net loss						(35,454)	(35,454)
Cumulative translation adjustments					(429)		(429)

Comprehensive loss							(35,883)

Preferred stock dividends						(6,354)	(6,354)

Increase in fair value of common stock subject to put/call						(2,196)	(2,196)
Interest related to advances to and deposits with affiliates				(899)			(899)
Provision related to related party non-operating receivables				12,878			12,878

Balance (deficit) at December 31, 2001	26.3	1	11,422	—	(803)	(143,805)	(133,185)
Net loss						(3,824)	(3,824)
Cumulative translation adjustments					159		159

Comprehensive loss							(3,665)

Preferred stock dividends						(13,540)	(13,540)

Increase in fair value of common stock subject to put/call						(970)	(970)
Exchange of series C Preferred Stock for series D Preferred Stock			3,800				3,800

Balance (deficit) at December 31, 2002	26.3	$1	$15,222	$—	$(644)	$(162,139)	$(147,560)

See Notes to Consolidated Financial Statements.

APCOA/STANDARD PARKING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2002	2001	2000

Operating activities
Net loss	$(3,824)	$(35,454)	$(11,481)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	7,554	15,501	12,635
Non-cash interest expense	1,230	1,479	1,012
Provision (reversal) for losses on accounts receivable	399	(768)	(245)
Provision related to related-party non-operating receivables	—	12,878	—
Changes in operating assets and liabilities, net of acquisitions:
Notes and accounts receivable	7,206	7,318	(3,866)
Prepaid assets	(427)	581	(130)
Other assets	(6,526)	3,382	866
Accounts payable	(10,217)	(459)	9,790
Accrued liabilities	8,290	4,969	(11,137)

Net cash provided by (used in) operating activities	3,685	9,427	(2,556)
Investing activities
Purchase of leaseholds and equipment	(1,843)	(1,537)	(4,684)
Purchase of leaseholds and equipment by joint ventures	(3)	(10)	(213)
Contingent purchase payments	(612)	(533)	(661)

Net cash used in investing activities	(2,458)	(2,080)	(5,558)
Financing activities
Proceeds from long-term borrowings	3,000	1,650	8,850
Payments on long-term borrowings	(394)	(975)	(493)
Payments on joint venture borrowings	(882)	(1,687)	(736)
Payments of debt issuance costs	(159)	(1,735)	(286)
Payments on capital leases	(1,900)	(108)	(95)
Redemption of preferred stock	(2,500)	—	—

Net cash (used in) provided by financing activities	(2,835)	(2,855)	7,240

Effect of exchange rate changes on cash and cash equivalents	159	(429)	(802)

(Decrease) increase in cash and cash equivalents	(1,449)	4,063	(1,676)
Cash and cash equivalents at beginning of year	7,602	3,539	5,215

Cash and cash equivalents at end of year	$6,153	$7,602	$3,539

Cash paid for:
Interest	$16,656	$17,121	$17,379
Income taxes	546	741	320

Supplemental disclosures of non-cash activity:
Debt issued for capital lease obligation	$6,590	$728	$ -----
Redemption of series C preferred stock	(8,800)	-----	-----
Issuance of 18% senior convertible redeemable series D preferred stock	5,000	-----	-----
Redemption of 9 1/4% senior subordinated notes	(91,123)	-----	-----
Issuance of 14% senior subordinated second lien notes	59,285	-----	-----
Issuance of 18% senior convertible redeemable series D preferred stock	35,000	-----	-----
Carrying value in excess of principal, related to debt recapitalization	16,838	-----	-----

See Notes to Consolidated Financial Statements.

APCOA/STANDARD PARKING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2002, 2001 and 2000

(In thousands)

Note A. Significant Accounting Policies

APCOA/Standard Parking, Inc. (“APCOA/Standard” or “the Company”), and its subsidiaries and affiliates manage, operate and develop parking properties throughout the United States and Canada. The Company is a majority-owned subsidiary of AP Holdings, Inc. (“AP Holdings”). The Company provides on-site management services at multi-level and surface facilities for all major markets of the parking industry.  The Company manages approximately 1,912 parking facilities, containing approximately 1,028,000 parking spaces in over 275 cities across the United States and Canada.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and joint ventures in which the Company has more than 50% ownership interest. Minority interest recorded in the consolidated statement of operations is the joint venture partner’s non-controlling interest in consolidated joint ventures. Minority interest classified as “other long-term liabilities” in the consolidated balance sheets was $354 and $243 at December 31, 2002 and 2001, respectively. Investments in joint ventures where the Company has a 50% or less non-controlling ownership interest are reported on the equity method. Investments in joint ventures accounted for using the equity method and reflected as “Intangible and other assets” in the consolidated balance sheets were $0 and $83 at December 31, 2002 and 2001, respectively. All significant intercompany profits, transactions and balances have been eliminated in consolidation.

Parking Revenue

The Company recognizes gross receipts from leased locations and management fees earned from management contract properties as parking revenue as the related services are provided. Also included in parking revenue are $10 in 2002, $196 in 2001 and $1,788 in 2000 from gains on sales of parking contracts and development fees.  In 2001 a net receipt of $4,805 related to the exercise of owner termination rights associated with certain management contracts in the ordinary course of business was recorded as parking revenue.

Cost of Parking Services

The Company recognizes costs for leases and nonreimbursed costs from managed facilities as cost of parking services. Cost of parking services consists primarily of rent and payroll related costs.

Advertising Costs

Advertising costs are expensed as incurred and are included in general and administrative expenses. Advertising expenses aggregated $286, $218 and $379 for 2002, 2001 and 2000, respectively.

Cash and Cash Equivalents

Cash equivalents represent funds temporarily invested in money market instruments with maturities of one to five days. Cash equivalents are stated at cost, which approximates market value.

Leaseholds and Equipment

Leaseholds, equipment and leasehold improvements are stated at cost. Leaseholds (cost of parking contracts) are amortized on a straight-line basis over the average contract life of 10 years. Equipment is depreciated on the straight-line basis over the estimated useful lives of approximately 5 years on average. Leasehold improvements are amortized on the straight-line basis over the terms of the respective leases or the service lives of the improvements, whichever is shorter (average of approximately 7 years). Depreciation and amortization includes losses (gains) on abandonments of leaseholds and equipment of $0, $4,579, and $(2) in 2002, 2001 and 2000, respectively. Depreciation expense was $6,983, $11,494 and 8,621 in 2002, 2001, and 2000 respectively. Included in 2001 is $2,043 related to costs of software programs that have been discontinued or have become obsolete, and $1,323 related to leasehold improvements that will not be utilized at the corporate headquarters.

Goodwill

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which eliminates the amortization of goodwill and instead requires that goodwill be tested for impairment at least annually.  Transitional impairment tests of goodwill made by the Company during the quarter ended March 31, 2002 and annual impairment tests made during the quarter ended September 30, 2002, did not require adjustment to the carrying value of our goodwill.

Impairment of Long Lived and Finite-Lived Intangible Assets

Long-lived assets and identifiable intangibles with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Per the provisions of SFAS No. 142, the Company’s definite lived intangible assets, consisting primarily of non-compete agreements, are amortized on a straight line basis over the term of the respective agreements which range from 5 to 10 years.  (See Note B).

Debt Issuance Costs

The costs of obtaining financing are capitalized and amortized as interest expense over the term of the respective financing using a method which approximates the interest method.  Debt issuance costs of $2,132 and $2,809 at December 31, 2002 and 2001, respectively, are included in intangibles and other assets in the consolidated balance sheets and are reflected net of accumulated amortization of $3,859 and $3,023 at December 31, 2002 and 2001, respectively.  Debt issuance costs of $3,323 for the year ended December 31, 2001 were recorded as special charges related to the exchange. (See Note C).

Financial Instruments

The carrying values of cash, accounts receivable and accounts payable are reasonable estimates of their fair value due to the short-term nature of these financial instruments. The Company’s 9¼% Senior Subordinated Notes are included in the Consolidated Balance Sheet at $48,877, which represents the aggregate face value of the notes and the Company’s 14% Senior Subordinated Second Lien Notes are included in the Consolidated Balance Sheet at $61,608, which represents the aggregate face value of the notes. Estimated market value at December 31, 2002 aggregated $26.9 million for the 9¼% notes and $61.6 million for the 14% notes. Other long-term debt has a carrying value that approximates fair value.

Foreign Currency Translation

The functional currency of the Company’s foreign operations is the local currency. Accordingly, assets and liabilities of the Company’s foreign operations are translated from foreign currencies into U.S. dollars at the rates in effect on the balance sheet date while income and expenses are translated at the weighted–average exchange rates for the year. Adjustments resulting from the translations of foreign currency financial statements are accumulated and classified as a separate component of stockholders’ deficit.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Insurance Reserves

The Company purchases comprehensive liability insurance covering certain claims that occur at parking facilities the Company leases or manages.  In addition, the Company purchases umbrella/excess liability coverage. The Company's various liability insurance policies have deductibles of up to $250,000 that must be met before the insurance companies are required to reimburse the Company for costs incurred relating to covered claims. As a result, the Company is, in effect, self-insured for all claims up to the deductible levels. The Company applies the provisions of SFAS No. 5, Accounting for Contingencies, in determining the timing and amount of expense recognition associated with claims against the Company. The expense recognition is based upon the Company's determination of an unfavorable outcome of a claim being deemed as probable and reasonably estimated, as defined in SFAS No. 5. This determination requires the use of judgment in both the estimation of probability and the amount to be recognized as an expense. The Company utilizes historical claims experience along with regular input from third party insurance advisors in determining the required level of insurance reserves.  Future information regarding historical loss experience may require changes to the level of insurance reserves and could result in increased expense recognition in the future.

Litigation

The Company is subject to litigation in the normal course of our business.  The Company applies the provisions of SFAS No. 5, Accounting for Contingencies, in determining the timing and amount of expense recognition associated with legal claims against us.  Management uses guidance from internal and external legal counsel on the potential outcome of litigation in determining the need to record liabilities for potential losses and the disclosure of pending legal claims.  (See Note K).

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“Opinion 30”), for the disposal of a segment of a business (as previously defined in Opinion 30).  SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121.  For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset may be classified as held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale.  SFAS No. 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business).  Unlike SFAS No. 121, SFAS No. 144 does not provide guidance on impairment of goodwill.  Rather, goodwill is evaluated for impairment under SFAS No. 142, Goodwill and Other Intangible Assets.  The Company adopted SFAS No. 144 on January 1, 2002, and there was no impact to the results of operations or its financial position upon adoption.

During the second quarter ended June 30, 2002, the Company became subject to and adopted a new accounting standard (EITF 01-14 Income Statement Characterization of Reimbursements Received for “Out of Pocket” Expenses Incurred), which requires the recognition of both revenues and expenses in equal amounts for costs directly reimbursed from its management contract properties.  This accounting change has no impact on operating earnings or net earnings.  Historically, expenses directly reimbursed under management agreements have been netted against the reimbursement received.  As required by this new accounting standard, these items have been reclassified in all prior periods to conform to the new presentation.  For the year ended December 31, 2002, the impact is an increase of $326.1 million in both revenue and expenses, as compared to $318.0 million for the year ended December 31, 2001.

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections.  SFAS No. 145 requires that certain gains and losses on extinguishments of debt be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt.

The Company will be required to adopt SFAS No. 145 on January 1, 2003, and will reclassify extraordinary items to continuing operations.

In August 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS 146), “Accounting for Costs Associated with Exit or Disposal Activities”.  SFAS 146 nullifies the guidance of the Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring).”  SFAS 146 requires that liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred.  SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability.  The provisions of SFAS 146 are required for exit or disposal activities that are initiated after December 31, 2002.  At this time, the Company does not believe the adoption of SFAS 146 will have a material impact on its financial statements.

Stock Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for the stock options granted to employees and directors.  Accordingly, employee and director compensation expense is recognized only for those options which price is less than fair market value at the measurement date.  The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

Reclassifications

Certain amounts previously presented in the financial statements of prior periods have been reclassified to conform to current year presentation.

Note B. Goodwill and Intangible Assets

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”.

On July 1, 2001, the Company adopted SFAS No. 141., which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination.  The initial adoption of SFAS No. 141 did not affect the Company’s results of operations or its financial position.

On January 1, 2002, the Company adopted SFAS No. 142, which eliminates the amortization of goodwill and requires that the goodwill be tested for impairment.  Transitional impairment tests of goodwill made during the year ended December 31, 2002 did not require adjustment to the carrying value of its goodwill.  As of December 31, 2002 and 2001, the Company’s definite lived intangible assets of $2,815 and $3,386, respectively, net of accumulated amortization of $3,242 and $2,671, respectively, which primarily consist of non-compete agreements, continue to be amortized over their useful lives.

A roll forward of goodwill for the periods presented is as follows:

	For the Year Ended December 31,
	2002	2001
Balance at beginning of year	$115,332	$113,293
Additions	—	4,915
Amortization	—	(3,259)
Effect of foreign currency translation	—	(150)
Contingency payments related to prior acquisitions	612	533
Balance as of December 31, 2002	$115,944	$115,332

Amortization expense for intangible assets during the year ended December 31, 2002 was $571.  Estimated amortization expense for 2003 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense

2003	$587
2004	587
2005	570
2006	516
2007	516
2008	39

Actual results of operations for the year ended December 31, 2002 and the pro forma results of operations for the year ended December 31, 2001 and 2000 had we applied the non-amortization provisions of SFAS 142 in the prior periods are as follows:

For The Year Ended December 31,

	2002	2001	2000
	(Unaudited)

Net loss	$(3,824)	$(35,454)	$(11,481)
Add: goodwill amortization	—	3,259	3,138
Proforma net loss	$(3,824)	$(32,195)	$(8,343)

Note C. Special Charges

Included in “special charges” in the accompanying consolidated statement of operations for the years ended December 31, 2002, 2001 and 2000 are the following (expenses are cash unless otherwise stated):

	For The Year Ended December 31,
	2002	2001	2000

Costs related to the exchange offering	$982	$8,431	$—
Write off of debt issuance costs related to the exchange (1)	—	3,323	—
Provision for abandoned businesses(non-cash expense)	—	1,722	—
Employee severance costs	391	87	2,475
Retroactive prior period insurance adjustments	215	314	895
(Reversal) provision for headquarters reorganization	(320)	750	—
Incremental integration costs and other	1,329	1,242	1,266
Parent company expenses	300	—	—

Total special charges	$2,897	$15,869	$4,636

Supplement Disclosure—Special Charges

	For The Year Ended December 31,
	2002	2001	2000

Accrued at beginning of year	$12,057	$2,994	$2,024
Provision for special charges (2)	—	12,546	4,636
Paid during year	(10,187)	(3,483)	(3,666)

Accrued at end of year	$1,870	$12,057	$2,994

(1) Amount charged directly to expense;

(2) In 2002, no additional provisions were made for special charges, All amounts were expensed as incurred.

In 2000, the employee severance costs relate to a provision for key management severance of $1,400 and cash compensation and related expenses for approximately 15 other employees for whom employment was terminated of $1,075.  The costs associated with the insurance program relate to retroactive prior period premium adjustments of $895.  The costs associated with incremental integration costs and other include $295 for settlement costs and outside accounting firm costs related to the combination with Standard, $235 for closure of administrative offices, and $736 for a provision related primarily to estimated settlements on disputed receivables of Standard.

In 2001, costs of $8,431 were provided for and debt issuance costs of $3,323 were written–off related to the exchange offer.  The provision for abandoned businesses of $1,722 relate to minimum future lease payments at a closed location.  The costs associated with incremental integration costs and other include $371 for settlement costs and outside accounting firm costs related to the combination with Standard, $871 related primarily to legal costs incurred on terminated contracts.  The provision for headquarters reorganization of $750 principally relates to the reorganization and decentralization of financial functions.  The costs associated with the insurance program relate to retroactive prior period premiums adjustments of $314.

In 2002, costs of $982 were incurred for the registration of the 14% senior subordinated second lien note, $391 in severance for key management personnel and regional administrative personnel, $215 for insurance costs in accordance with ERISA requirements. The $1,329 of incremental integration costs and other consists of $816 in legal and settlement costs incurred on contracts terminated in prior years and $513 in prior period rent and other costs and $300 in costs related to the parent company.  The $(320) is a partial reversal of a provision for headquarters reorganization as the actual costs incurred were less than anticipated.

Note D. Borrowing Arrangements

Long-term borrowings consist of:

	Interest Rate(s)	Due Date	Amount Outstanding December 31,
			2002	2001

Senior Credit Facility	Various	March 2004	$31,600	$28,600
Senior Subordinated Second Lien Notes	14.00%	December 2006	61,608	—
Senior Subordinated Notes	9.25%	March, 2008	48,877	140,000
Carrying value in excess of principal	Various	Various	14,181	—
Joint venture debentures	11.00-15.00%	Various	2,550	3,432
Capital lease obligations	Various	Various	5,425	898
Obligations on Seller notes	Various	Various	1,932	2,327
			166,173	175,257
Less current portion			3,253	1,554

			$162,920	$173,703

APCOA/Standard’s 9¼% Senior Subordinated Notes, (the “9¼% Notes”), were issued in September of 1998 and are due in March of 2008. The Notes are registered with the Securities and Exchange Commission.

The 14% Senior Subordinated Second Lien Notes (14% notes) were issued in January 2002 and are due in December 2006. The Notes are registered with the Securities and Exchange Commission. Interest accrues at the rate of 14% per annum and is payable semi-annually in a combination of cash and additional registered notes (the “PIK Notes”), in arrears on June 15 and December 15, commencing on June 15, 2002. Interest in the amount of 10% per annum is paid in cash, and interest in the amount of 4% per annum is paid in PIK Notes. APCOA/Standard makes each interest payment to the Holders of record on the immediately preceding June 1 and December 1. PIK Notes are issued in denominations of $100 principal amount and integral multiples of $100. The amount of PIK Notes issued is rounded down to the nearest $100 with any fractional amount refunded to the holder as cash.

The liquidation preference in order of preference, of the Company’s long–term borrowings is: Senior Credit Facility and Amended Senior Credit Facility, 14% Notes, 9¼% Notes, Joint Venture Debentures, other debt.

On January 11, 2002, APCOA/Standard completed an unregistered exchange and recapitalization of a portion of its 9¼% Notes.  APCOA/Standard received gross cash proceeds of $20.0 million and retired $91.1 million 9¼% Notes.  In exchange, APCOA/Standard issued $59.3 million of 14% Notes and 3,500 shares of 18% Senior Convertible Redeemable Series D Preferred Stock (Series D Preferred Stock), with a face value of $35.0 million which is mandatorily redeemable on June 15, 2008.  In conjunction with the exchange, the Company repaid $9.5 million of indebtedness under the Senior Credit Facility, paid $2.7 million in accrued interest relating to the $91.1 million of the 9¼% Senior Subordinated Notes due 2008 that were tendered, $9.7 million (including $1.3 million capitalized as debt issuance costs related to the amended and restated senior credit facility) in fees and expenses related to the exchange, which included a $3.0 million transaction advisory fee to AP Holdings, Inc.  (“AP Holdings”), APCOA/Standard’s parent company, and a repurchase of $1.5 million of redeemable preferred stock held by AP Holdings.  The fees and expenses of $9.7 million related to the exchange and the amended and restated senior credit facility were provided for in the period ended December 31, 2001.  The company repurchased $0.1 million of redeemable preferred stock held by AP Holdings on February 20, 2002 and $0.9 million on June 17, 2002.

On April 10, 2002, the Company filed a registration statement to offer to exchange up to $59.3 million in aggregate principal amount of its registered 14% Notes (including unregistered notes paid as interest on unregistered notes).  The registration statement, which was amended on May 24, 2002, June 17, 2002 and June 26, 2002, was declared effective by the Commission on June 28, 2002.  The prospectus was supplemented on July 8, 2002 to increase the maximum amount of notes subject to the exchange to $60.3 million, thereby covering the notes issued as interest paid on June 15, 2002.  In connection with the exchange offer, which expired on August 9, 2002, all outstanding unregistered 14% Notes were exchanged for registered 14% Notes with substantially identical terms effective August 16, 2002.

The Company entered into an amended and restated credit agreement as of January 11, 2002 with the LaSalle Bank National Association and Bank One, N.A., (the lenders under the prior senior credit facility) that restructured the Company’s prior $40.0 million senior credit facility.  The senior credit facility was further amended effective as of June 17, 2002, June 30, 2002, December 30, 2002, January 22, 2003 and February 26, 2003.   The Company’s senior credit facility consists of $43 million in revolving and term loans, specifically:

•                  A $28.0 million revolving credit facility provided by LaSalle Bank which will expire on March 8, 2004.  The revolving credit facility includes a letter of credit facility with a sublimit of $22.0 million (or such greater amount as the lender may agree to for letters of credit).

•                  A $15.0 million term loan from Bank One with $5.0 million due on April 30, 2003 and the remainder due on March 10, 2004.

The Company utilizes the senior credit facility for working capital and general corporate purposes and to provide standby letters of credit. The senior credit facility provides for cash borrowings up to the lesser of $28.0 million or 80% of the Company’s eligible accounts receivable (as defined therein), plus 50% of eligible capital improvement receivables as defined therein, plus 40% of net book value of fixed assets, minus 40% of capital lease indebtedness, plus additional availability of $3.0 million.  The $3.0 million of additional availability decreases by $0.25 million on April 1, 2003, an additional $0.25 million on July 1, 2003, and $0.5 million on the first day of each quarter thereafter, until it has been eliminated. At December 31, 2002, the Company had $3.7 million available under the senior credit facility.

The revolving credit facility bears interest based, at the Company’s option, either on LIBOR plus 4.00% or the Alternate Base Rate (as defined below) plus 1.75%. The Company may elect interest periods of 1, 2, or 3 months for LIBOR based borrowings. The Alternate Base Rate is the higher of (i) the rate publicly announced from time to time by LaSalle as its “prime rate,” (ii) the overnight federal funds rates plus 0.50%, and (iii) 4.25%. LIBOR will at all times be determined by taking into account maximum statutory reserves required (if any).

The interest rate applicable to the term loan until March 1, 2003 is a fixed rate of 13.0%, of which cash interest at 9.5% will be payable monthly in arrears and 3.5% will accrue without compounding and be payable on March 10, 2004 or earlier at borrower’s election, whether pursuant to any permitted prepayment acceleration or otherwise.  The interest rate applicable to the term loan as of March 1, 2003 (and thereafter) is a fixed rate of 15.0%, of which cash interest at 11.5% will be payable monthly in arrears and 3.5% will accrue without compounding and be payable on March 10, 2004 or earlier at borrower’s election, whether pursuant to any permitted prepayment acceleration or otherwise.  If Bank One is replaced in full as holder of the term loan prior to May 1, 2003, the interest rate will return to 13% fixed (the pre-March 1, 2003 level) for the new term lender, and Bank One will refund to the Company the additional 2% in interest they received for the period from March 1, 2003 to the date of such payment.

The senior credit facility includes covenants that limit the Company’s ability to incur additional indebtedness, issue preferred stock or pay dividends and contains certain other restrictions on the Company’s activities. It is secured by substantially all of the Company’s assets (including 100% of the stock of existing and future domestic subsidiaries and 65% of the stock of existing and future foreign subsidiaries), by a first priority pledge of all of the common stock owned by AP Holdings and by all other existing and after-acquired property of AP Holdings. At December 31, 2002 the Company had $4.7 million of letters of credit outstanding under the senior credit facility and borrowings against the senior credit facility aggregated $31.6 million.

The 9¼% Notes, 14% Notes and New Facility contain covenants that limit APCOA/Standard from incurring additional indebtedness and issuing preferred stock, restrict dividend payments, limit transactions with affiliates and restrict certain other transactions. Substantially all of APCOA/Standard’s net assets are restricted under these provisions and covenants (See Note J).

The exchange offer and recapitalization and its effect are as follows:

	Senior subordinated 9 1/4% notes	Senior subordinated second lien 14% notes	Carrying value in excess of principal	Series D preferred stock 18%
Balance at December 31, 2001	$140,000	$ ------	$ ------	$ ------
Exchange of debt	(91,123)	59,285	16,838	35,000
Swap of series C for D	-----	-----	-----	5,000
Dividends accumulated	-----	------	-----	7,224
Amortization of carrying value	-----	------	(2,657)	-----
PIK notes issued	-----	2,323	-----	-----
Balance at December 31, 2002	$48,877	$61,608	$14,181	$47,224

The exchange offer and recapitalization were accounted for as a “modification of terms” type of troubled debt restructuring as prescribed by FASB Statement No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings (“FAS 15”). Under FAS 15, an effective reduction in principal or accrued interest does not result in the debtor recording a gain as long as the future contractual payments (principal and interest combined) under the restructured debt or redeemable preferred stock issued (including dividends), are more than the carrying amount of the debt before the restructuring. In those circumstances, the carrying amount of the original debt or investment is not adjusted, and the effects of any changes are reflected in future periods as a reduction in interest expense. The effective interest rate is the discount rate that equates the present value of the future cash payments specified by the new terms with the unadjusted carrying amount of the debt.

In addition, under FAS 15, when a debtor issues a redeemable equity interest in partial satisfaction of debt in conjunction with a modification of terms, the redeemable equity interest is treated similar to debt. Legal fees and other direct costs incurred by a debtor to effect a troubled debt restructuring are expensed as incurred, except for amounts incurred directly in granting an equity interest, if any.

The accounting for this exchange under FAS 15 was as follows:

•                  No gain was recognized by the Company for the excess of (a) the principal of the 14% notes exchanged for the 9 1/4% notes, over (b) the principal of the 9 1/4% notes.

•                  The excess, Carrying Value in Excess of Principal, remains part of the carrying value of the Company's debt, and is being amortized as a reduction to future interest expense using an effective interest rate applied to the combined balance of the notes.

Consolidated joint ventures have entered into four agreements for stand–alone development projects providing nonrecourse funding. These joint venture debentures are collateralized by the specific contracts that were funded and approximate the net book value of the related assets.

The Company has entered into various financing agreements, which were used for the purchase of equipment.

The Company paid cash interest of $16,656, $17,121 and $17,379 in 2002, 2001, and 2000, respectively.

The aggregate maturities of borrowings outstanding at December 31, 2002 are as follows:

2003	$3,253
2004	33,724
2005	1,763
2006	62,715
2007	143
2008 and thereafter	50,394
151,992
Carrying value in excess of principal related to the debt recapitalization	14,181

$166,173

The amounts include paid-in-kind interest and the 5% premium on the 14% notes as defined in the indenture.

Note E. Income Taxes

For 2000, the Company was included in the Consolidated Federal Income Tax Return of Holberg. For 2001 and through January 11, 2002, the Company was included in the Consolidated Federal Income Tax Return of AP Holdings.  In connection with the debt restructuring on January 11, 2002, the Company deconsolidated from AP Holdings and will file its own separate Consolidated Federal Income Tax Return from January 12, 2002 through December 31, 2002.  Certain of the Company's operating loss carryforwards were used in the consolidated return of AP Holding in 2002.  The Company’s income tax provision is determined on this separate return basis. Income tax expense consists of foreign, state, and local taxes.

At December 31, 2002, the Company has net operating loss carry forwards of $67,691 for federal income tax purposes that expire in years 2018 through 2021.

A reconciliation of the Company’s reported income tax expense to the amount computed by multiplying loss before income taxes by the effective federal income tax rate is as follows:

	2002	2001	2000

Statutory benefit	$(1,155)	$(11,916)	$(3,904)
Permanent differences	86	1,481	412

State taxes, net of federal benefit	129	123	172
Effect of foreign tax rates	(44)	(54)	(39)

	(984)	(10,366)	(3,359)
Change in valuation allowance	1,412	10,772	3,862

Income tax expense	$428	$406	$503

Income tax expense consists of the following:

	2002	2001	2000

Current:
Foreign	$232	$219	$242
State	196	187	261

Income tax expense	$428	$406	$503

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) as of December 31, 2002 and 2001 are as follows:

	2002	2001

Net operating loss carry forwards	$26,400	$30,813
Accrued compensation	2,386	2,403
Restructuring reserves	2,157	8,519
Other, net	1,296	1,011

	32,239	42,746
Book over tax depreciation and amortization	(4,437)	(1,857)

Net deferred tax assets before valuation allowance	27,802	40,889
Less: valuation allowance for deferred tax assets	(27,802)	(40,889)

Net deferred tax assets	$—	$—

For financial reporting purposes, a valuation allowance for net deferred tax assets will continue to be recorded until realization of such assets is more likely than not. Taxes paid,which are to certain states and foreign jurisdictions, were $546, $741 and $320 in 2002, 2001 and 2000, respectively.

Note F. Benefit Plans

The Company offers deferred compensation arrangements for certain key executives and sponsors an employees’ savings and retirement plan in which certain employees are eligible to participate. Subject to their continued employment by the Company, employees offered supplemental pension arrangements will receive a defined monthly benefit upon attaining age 65. At December 31, 2002 and 2001, the Company has accrued $2,417 and $2,178, respectively, representing the present value of the future benefit payments. Participants in the savings and retirement plan may elect to contribute a portion of their compensation to the plan. The Company, contributes an amount in cash or other property as required by the plan. Expenses related to these plans amounted to $872, $872, and $985 in 2002, 2001 and 2000, respectively.

The Company also contributes to two multi-employer defined contribution and nine multi-employer defined benefit plans which cover certain union employees. Expenses related to these plans were $1,119, $997 and $583 in 2002, 2001 and 2000, respectively.

Note G. Leases and Contingencies

The Company operates parking facilities under operating leases expiring on various dates, generally prior to 2015. Certain of the leases contain options to renew at the Company’s discretion.

At December 31, 2002, the Company was committed to install certain capital improvements at leased facilities in future years, at an estimated cost of $118.

Future annual rent expense is not determinable due to the application of percentage factors based on revenues. At December 31, 2002, the Company’s minimum rental commitments, excluding contingent rent provisions under all non-cancelable leases with remaining terms of more than one year, are as follows:

2003	$20,594
2004	15,788
2005	11,160
2006	9,603
2007	9,023
2008 and thereafter	28,022

$94,190

Rent expense, including contingent rents, was $96,682, $108,823 and $124,900 in 2002, 2001 and 2000, respectively.

Contingent rent expense was $76,088, $81,467 and $100,258 in 2002, 2001 and 2000, respectively.

In the normal course of business, the Company is involved in disputes, generally regarding the terms of lease agreements. In the opinion of management, the outcome of these disputes and litigation will not have a material adverse effect on the consolidated financial position or operating results of the Company.

Note H. Redeemable Preferred Stock

In connection with the Standard acquisition on March 30, 1998, the Company received $40,683 from AP Holdings in exchange for $70,000 face amount of 11¼% Redeemable Preferred Stock (the “Series C preferred stock”). Cumulative preferred dividends are payable semi-annually at the rate of 11¼%. Any semi-annual dividend not declared or paid in cash automatically increases the liquidation preference of the stock by the amount of the unpaid dividend. The Company is required to redeem the stock no later than March 2008.

The Series C preferred stock has a maturity date of March 2008 and has an initial liquidation preference equal to $1,000,000 per share or $40.7 million in the aggregate. The Series C Preferred stock accrues dividends on a cumulative basis at 11¼% per year.  At December 31, 2002, dividends in arrears were $27.0 million with a per share valuation of $1,696,208.  Conversion may be fixed by resolution of the Board of Directors and the shares have no voting rights except as to alterations or changes that may adversely affect the holders of the Series C Preferred stock.

In January 2002, the Company redeemed $1.5 million and $0.1 million the Series C preferred stock held by AP Holdings in two separate transactions for cash of $1.6 million.  On June 17, 2002, the Company redeemed an additional $0.9 million of Series C preferred stock held by AP Holdings for $0.9 million in cash.  The proceeds received by AP Holdings were used by it to repurchase, directly or indirectly, its outstanding 11¼ % senior discount notes.

	For the year ended December 31,
	2002		2001
	Shares	Value	Shares	Value
Beginning balance	40.6826	$61,330	40.6826	$54,976
Redemptions	(1.6259)	(2,500)	-----	-----
Swap series C for D	(5.8373)	(8,800)	-----	-----
Accumulated dividends	------	6,317	-----	6,354
Ending balance	33.2194	$56,347	40.6826	$61,330

On January 11, 2002, the Company, in connection with our recapitalization, issued 3,500 shares of the 18% Senior Convertible Redeemable Series D Preferred Stock (the “Series D Preferred”) to Fiducia, Ltd. which has a maturity date as of June 2008 and has an initial liquidation preference equal to $10,000 per share or $35.0 million in the aggregate. The Series D Preferred stock accrues dividends on a cumulative basis at 18% per year. At December 31, 2002, dividends in arrears were $7.2 million with a per share valuation of $10,000. Conversion is upon occurrence of an IPO at a rate related to the IPO price and the shares have no voting rights except as to creation of any class or series of shares ranking senior to the Series D preferred stock.  The number of shares of Series D preferred stock authorized for issuance is 17,500.

On March 11, 2002 the Company exchanged with the parent company $8.8 million of Series C preferred stock for $5.0 million of Series D preferred stock.

	Shares Issued	Value (000’s)
Balance at December 31, 2001	------	$ --------
Issuance with exchange	3,500.0	35,000
Swap of series C for D	500.0	5,000
Dividends accumulated	-------	7,224
Balance at December 31, 2002	4,000.0	$47,224

Note I. Contingency and Related Party Transactions

The bankruptcy filing of AmeriServe Food Distribution, Inc. on January 31, 2000 was a default under certain debt instruments of Holberg, the former parent of AP Holdings. As a result of such defaults, the creditors of Holberg could have taken control of Holberg or AP Holdings, APCOA/Standard’s parent. A change in control of Holberg or AP Holdings would also constitute a change in control of APCOA/Standard under APCOA/Standard’s debt instrument and of AP Holdings under its bond indenture.

On March 5, 2001, Holberg restructured certain of its debt and eliminated the defaults thereunder, thereby eliminating the possibility of a change of control of AP Holdings under its bond indenture or the possibility of a change in control of APCOA/Standard under the APCOA/Standard debt instruments as a result of such defaults.

Due to the current financial situation of Holberg and AP Holdings, the Company recorded a $12.9 million bad debt provision related to related-party non-operating receivables for the year ended December 31, 2001. The 2001 bad debt provision for related-party non-operating receivables relates to advances to and deposits with affiliates that had previously been reclassified from a long-term asset to stockholders’ deficit. This provision was made due to uncertainty regarding the ability of the affiliates to repay such amounts.

In 2002, the Company paid $0.3 million in costs on behalf of AP Holdings which have been included in “Special Charges”. See Note C. In conjunction with the exchange, the Company paid AP Holdings a $3.0 million transaction advisory fee. Pursuant to the management agreement with AP Holdings, the Company recorded $3.0 million of management fees for the year ended December 31, 2002, of which $1.25 million has been paid through March 7, 2003.

On December 31, 2000, the Company entered into an agreement to sell, at fair market value, certain contract assets to D & E Parking, Inc. (“D & E”), a California corporation, in which certain officers of the Company have an interest. The Company recorded a gain of $1 million from this transaction in 2000. The Company will continue to operate the parking facilities and receive management fees and reimbursement for support services in connection with the operation of the parking facilities.

The Company has entered into various management contracts and related arrangements with affiliates to manage properties in which certain executives have an interest. The Company estimates that management fees it receives are no less favorable than would normally be obtained through arms-length negotiations.

Note J. Subsidiary Guarantors

All of the Company’s direct or indirect wholly owned active domestic subsidiaries, including, fully, unconditionally, jointly and severally guarantee the Senior Subordinated Notes discussed in Note D. Separate financial statements of the guarantor subsidiaries are not separately presented because, in the opinion of management, such financial statements are not material to investors. The non-guarantor subsidiaries include joint ventures, wholly owned subsidiaries of the Company organized under the laws of foreign jurisdictions and inactive subsidiaries, all of which are included in the consolidated financial statements. The following is summarized combining financial information for APCOA/Standard, the guarantor subsidiaries of the Company and the non-guarantor subsidiaries of the Company:

	APCOA/ Standard	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total

2002
Balance Sheet Data:
Cash and cash equivalents	$3,933	$1,428	$792	$—	$6,153
Notes and accounts receivable	16,138	12,821	3,712	—	32,671
Current assets	21,711	14,289	4,445	—	40,445
Leaseholds and equipment, net	12,387	4,458	3,065	—	19,910
Goodwill	23,651	89,031	3,262	—	115,944
Investment in subsidiaries	96,018	—	—	(96,018)	—
Total assets	164,732	111,233	11,003	(96,018)	190,950
Accounts payable	16,851	5,505	2,047	—	24,403
Current liabilities	36,286	8,323	4,979	—	49,588
Long-term borrowings, excludingcurrent portion	159,700	346	2,874	—	162,920
Redeemable preferred stock, series D	47,224	—	—	—	47,224
Redeemable preferred stock, series C	56,347	—	—	—	56,347
Common stock subject to put/callrights	9,470	—	—	—	9,470
Total common stockholders’ (deficit) equity	(154,203)	100,105	2,556	(96,018)	(147,560)
Total liabilities and common stockholders’equity (deficit)	164,732	111,233	11,003	(96,018)	190,950
Income Statement Data:
Parking services revenue	$454,671	$71,244	$20,636	$—	$546,551
Cost of parking services	417,332	55,843	17,043	—	490,218
General and administrative	4,032	25,839	262	—	30,133
Special charges	2,831	—	66	—	2,897
Depreciation and amortization	4,528	1,868	1,158	—	7,554
Management fee-parent company	3,000	—	—	—	3,000
Operating income (loss)	22,948	(12,306)	2,107	—	12,749
Interest expense (income), net	15,660	(19)	324	—	15,965
Equity in earnings of subsidiaries	(11,321)	—	—	11,321	—
Net (loss) income	(3,824)	(12,287)	966	11,321	(3,824)
Cash Flows Data:
Net cash provided by (used in) operating activities	$542	$3,437	$(294)	$—	$3,685
Investing activities:
Purchase of leaseholds and equipment	(1,843)	—	—	—	(1,843)
Purchase of leaseholds and equipment of joint venture	—	—	(3)	—	(3)
Contingent purchase payments	(612)	—	—	—	(612)
Financing activities:
Proceeds from long-term borrowings	3,000	—	—	—	3,000
Payments on long-term borrowings	(394)	—	—	—	(394)
Payments on joint venture borrowings	(882)	—	—	—	(882)
Payments on debt issuance costs	(159)	—	—	—	(159)
Payments on capital leases	(1,900)	—	—	—	(1,900)
Redemption of preferred stock	(2,500)	—	—	—	(2,500)
Net cash used in financing activities	(2,835)	—	—	—	(2,835)
Effect of exchange rate changes	159	—	—	—	159
2001
Balance Sheet Data:
Cash and cash equivalents	$8,522	$(2,009)	$1,089	$—	$7,602
Notes and accounts receivable	30,568	5,767	3,941	—	40,276
Current assets	40,105	3,822	5,145	—	49,072
Leaseholds and equipment, net	10,377	5,141	3,065	—	18,583
Goodwill	23,492	88,618	3,222	—	115,332
Investment in subsidiaries	92,335	—	—	(92,335)	—
Total assets	170,906	101,771	11,892	(92,335)	192,234
Accounts payable	25,238	6,865	2,517	—	34,620
Current liabilities	55,706	7,769	5,753	—	69,228
Long-term borrowings, excluding current portion	171,127	—	2,576	—	173,703
Redeemable preferred stock, series C	61,330	—	—	—	61,330
Common stock subject to put/call rights	8,500	—	—	—	8,500
Total common stockholders’ (deficit) equity	(136,054)	93,034	2,170	(92,335)	(133,185)
Total liabilities and common stockholders’equity (deficit)	170,906	101,771	11,892	(92,335)	192,234
Income Statement Data:
Parking services revenue	$457,945	$82,586	$21,256	—	$561,787
Cost of parking services	420,026	67,529	17,245	—	504,800
Special charges	15,869	—	—	—	15,869
Depreciation and amortization	8,683	5,058	1,760	—	15,501
Operating income (loss)	9,356	(15,708)	1,990	—	(4,362)
Interest expense (income), net	17,192	(51)	458	—	17,599
Equity in earnings of subsidiaries	(15,004)	—	—	15,004	—
Net (loss) income	(35,454)	(15,657)	653	15,004	(35,454)
Cash Flows Data:
Net cash provided by (used in)operating activities	$14,423	$(2,039)	$(2,957)	$—	$9,427
Investing activities:
Purchase of leaseholds and equipment	(1,491)	(46)	—	—	(1,537)
Purchase of leaseholds and equipment by joint venture	—	—	(10)	—	(10)
Contingent purchase payments	(533)	—	—	—	(533)
Net cash used in investing activities	(1,491)	(46)	(10)	—	(1,547)
Financing activities:
Proceeds from long-term borrowings	1,650	—	—	—	1,650
Payments on long-term borrowings	(975)	—	—	—	(975)
Payments on joint venture borrowings	(1,687)	—	—	—	(1,687)
Payments on debt issuance costs	(1,735)	—	—	—	(1,735)
Payments on capital leases	(108)	—	—	—	(108)
Net cash used in financing activities	(2,855)	—	—	—	(2,855)
Effect of exchange rate changes	(429)	—	—	—	(429)
2000
Balance Sheet Data:
Cash and cash equivalents	$(593)	$76	$4,056	$—	$3,539
Notes and accounts receivable	50,972	(7,529)	3,383	—	46,826
Current assets	50,792	(6,264)	7,612	—	52,140
Leaseholds and equipment, net	15,693	7,395	5,404	—	28,492
Goodwill	19,062	90,673	3,558	—	113,293
Investment in subsidiaries	93,211	—	—	(93,211)	—
Total assets	187,446	96,818	17,288	(93,211)	208,341
Accounts payable	21,744	10,172	3,163	—	35,079
Current liabilities	46,328	8,938	8,815	—	64,081
Long-term borrowings, excludingcurrent portion	169,305	175	4,110	—	173,590
Redeemable preferred stock, series C	54,976	—	—	—	54,976
Common stock subject to put/call rights	6,304	—	—	—	6,304
Total common stockholders’ (deficit) equity	(94,942)	83,504	3,918	(93,211)	(100,731)
Total liabilities and common stockholders’ equity (deficit)	187,446	96,818	17,288	(93,211)	208,341
Income Statement Data:
Parking services revenue	$437,144	$92,336	$31,593	$—	$561,073
Cost of parking services	401,063	74,574	25,299	—	500,936
Special charges	4,636	—	—	—	4,636
Depreciation and amortization	6,249	5,155	1,231	—	12,635
Operating income (loss)	20,975	(18,970)	4,740	—	6,745
Interest expense (income), net	16,858	(84)	608	—	17,382
Equity in earnings of subsidiaries	(15,243)	—	—	15,243	—
Net (loss) income	(11,481)	(18,887)	3,644	15,243	(11,481)
Cash Flows Data:
Net cash (used in) provided by operating activities	$(4,671)	$(1,471)	$3,586	—	$(2,556)
Investing activities:
Purchase of leaseholds and equipment	(4,268)	(416)	—	—	(4,684)
Purchase of leaseholds and equipment by joint venture	—	—	(213)	—	(213)
Contingent purchase payments	(661)	—	—	—	(661)
Net cash used in investing activities	(4,268)	(416)	(213)	—	(4,897)
Financing activities:
Proceeds from long-term borrowings	8,850	—	—	—	8,850
Payments on long-term borrowings	(493)	—	—	—	(493)
Payments on joint venture borrowings	(736)	—	—	—	(736)
Payments on debt issuance costs	(286)	—	—	—	(286)
Payments on capital leases	(95)	—	—	—	(95)
Net cash provided by financing activities	7,240	—	—	—	7,240
Effect of exchange rate change	(802)	—	—	—	(802)

Note K. Legal Proceedings

The Company is subject to various claims and legal proceedings which consist principally of lease and contract disputes and includes litigation with The County of Wayne relating to the management of parking facilities at the Detroit Metropolitan Airport. These claims and legal proceedings are considered routine, and incidental to the Company’s business, and in the opinion of management, the ultimate liability with respect to these proceedings and claims will not materially affect the financial position, operations, or liquidity of the Company.

On October 25, 2002, the Company filed an Application for Temporary Injunction and verified Complaint in the Superior Court for the Judicial District of Hartford in Hartford, Connecticut against James F. Byrnes, Jr., acting Commissioner of Transportation for the State of Connecticut and First Union National Bank, in its capacity as trustee for the holders of the special facility bonds used to finance the garage.  The action seeks judicial interpretation of the Company’s contractual obligations in the operations of the parking facilities at the Bradley International Airport in Windsor Locks, Connecticut, pursuant to the 25-year lease the Company entered into with the State.  The Company has specifically requested the court for a judgment and permanent injunction prohibiting the State from attempting to recover the costs associated with anti-terrorism parking measures at the airport, diverting a capitalized interest account to pay for airport improvements and diverting airport parking receipts to pay for capital improvements and surface parking and garage security costs.  The case was transferred to the Housing Division on November 14, 2002.  Together with the State of Connecticut, the Company requested an expedited hearing on the declaratory judgment aspect of the case.  The court held its hearing on the matter on January 31, 2003 and the parties are awaiting the court’s decision.  The amount in controversy with the State and the subject of the declaratory judgment action is $0.7 million, consisting of $0.3 million representing the diversion of funds by the State from the capitalized interest bond account for post garage completion airport improvements and $0.4 million for garage security costs.  As of December 31, 2002, we classified the discounted net receivable for this contract in the amount of $3.8 million which includes deficiency payments of $1.2 million, to a long-term receivable and is included in other assets.

Note L. Quarterly Results (Unaudited)

The following tables contain selected unaudited Statement of Operations information for each quarter of 2002, 2001 and 2000. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

Year Ended December 31, 2002

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Revenue	$53,461	$54,963	$56,765	$55,216
Reimbursement of Management Contract Expense	53,879	101,936	88,552	81,779
Total Revenue	107,340	156,899	145,317	136,995
Gross Profit	15,765	14,273	13,567	12,728
Net Income (Loss)	89	(422)	(2,116)	(1,375)

Year Ended December 31, 2001

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Revenue	$60,787	$58,790	$62,557	$61,680
Reimbursement of Management Contract Expense	47,223	96,392	87,145	87,213
Total Revenue	108,010	155,182	149,702	148,893
Gross Profit	15,348	13,174	14,426	14,039
Net Loss	(26,933)	(5,528)	(1,179)	(1,814)

Year Ended December 31, 2000

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Revenue	$64,207	$63,117	$62,067	$63,091
Reimbursement of Management Contract Expense	80,236	77,385	77,827	73,143
Total Revenue	144,443	140,502	139,894	136,234
Gross Profit	15,461	15,137	15,376	14,163
Net Loss	(6,060)	(2,311)	(1,199)	(1,911)

Note M. Capital Leases

Property under capital leases included within equipment is as follows:

	December 31,
	2002	2001
Service vehicles	$5,651	$—
Computer equipment	897	728
Parking equipment	674	—
	7,222	728
Less: Accumulated depreciation	1,762	—
	$5,460	$728

Future minimum lease payments under capital leases at December 31, 2002, together with the present value of the minimum lease payments are as follows:

2003	$2,699
2004	1,626
2005	1,148
2006	352
2007	47
Total minimum payments	5,872
Less: Amounts representing interest	448
Present value of minimum payments	5,424
Less: Current portion	2,493
Total long-term portion	$2,931

Note N.  Stock Option Plan

The 2001 Option Plan (the “2001 Option Plan”), which authorizes the issuance of the Company’s 18% Senior Convertible Redeemable Series D Preferred Stock, is intended to further the Company’s success by increasing the ownership of certain executives, employees, directors in, and consultants to the Company and to enhance the Company’s ability to attract and retain executives, employees, directors and consultants.

The chairman of the Company’s board of directors administers the 2001 Option Plan, selects eligible executives, employees, directors and/or consultants to receive options, determines the number of shares of preferred stock covered by options, determines the exercise price of an option, the terms under which options may be exercised, but in no event may such options be exercised later than 10 years from the grant date of an option, and the other terms and conditions of options in accordance with the provisions of the 2001 Option Plan.

If the Company undergoes a change in control, completes an initial public offering of the Company’s common stock, or an optional redemption as such terms defined in the 2001 Option Plan, all outstanding options will immediately become fully vested and exercisable.  In the event of a change of control, the chairman of the board of directors may adjust outstanding options by substituting stock or other securities of any successor or another party to the change in control transaction, generally based on the consideration received by the Company’s shareholders in the transaction.

Subject to particular limitations specified in the 2001 Option Plan, the Company’s board of directors may amend or terminate the 2001 Option Plan.  The 2001 Option Plan will terminate no later than 10 years from the effective date of the 2001 Option Plan.  Shares of 18% Senior Convertible Redeemable Series D Preferred Stock authorized for the 2001 option plan totaled 1,000 of which 496.14 are available for future option grants.

                The following summarizes information about stock option transactions:

	Shares	Exercise price per share
Outstanding at December 31, 2001	—	$—
Options granted	503.86	5,600.00
Outstanding at December 31, 2002	503.86	$5,600.00

APCOA/STANDARD PARKING, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

		Additions
	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Balance at End of Year

Year ended December 31, 2000:
Deducted from asset accounts Allowance for doubtful accounts	2,301	—	482	(727)	2,056
Year ended December 31, 2001:
Deducted from asset accounts Allowance for doubtful accounts	2,056	(93)	—	(675)	1,288
Year ended December 31, 2002:
Deducted from asset accounts Allowance for doubtful accounts	1,288	473	—	(74)	1,687

(1)           Represents uncollectible account written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APCOA/STANDARD PARKING, INC.

/s/ James A. Wilhelm
	By:	James A. Wilhelm
Director, President and Chief Executive Officer

Date: March 7, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James A. Wilhelm	Director, President and Chief Executive Officer	March 7, 2003
James A. Wilhelm	(Principal Executive Officer)

/s/ G. Marc Baumann	Executive Vice President, Chief Financial Officer, and	March 7, 2003
G. Marc Baumann	Treasurer (Principal Financial Officer)

/s/ John V. Holten	Director and Chairman	March 7, 2003
John V. Holten

/s/ Gunnar E. Klintberg	Director and Vice President	March 7, 2003
Gunnar E. Klintberg

/s/ Robert N. Sacks	Executive Vice President, General Counsel and Secretary	March 7, 2003
Robert N. Sacks

/s/ Daniel R. Meyer	Senior Vice President, Corporate Controller and Asst.	March 7, 2003
Daniel R. Meyer	Treasurer (Principal Accounting Officer)

CERTIFICATIONS

I, James A. Wilhelm, certify that:

1.	I have reviewed this annual report on Form 10-K of APCOA/Standard Parking, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 7, 2003	By:	/s/ James A. Wilhelm
James A. Wilhelm, Chief Executive Officer and President

CERTIFICATIONS

I, G. Marc Baumann, certify that:

1.	I have reviewed this annual report on Form 10-K of APCOA/Standard Parking, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 7, 2003	By:	/s/ G. Marc Baumann
G. Marc Baumann, Executive Vice President, Chief Financial Officer and Treasurer

CERTIFICATIONS

I, Daniel R. Meyer, certify that:

1.	I have reviewed this annual report on Form 10-K of APCOA/Standard Parking, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 7, 2003	By:	/s/ Daniel R. Meyer
Daniel R. Meyer, Senior Vice President, Corporate Controller, Assistant Treasurer

INDEX TO EXHIBITS

Exhibit Number	Description	Sequentially Numbered Page
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed for March 31, 2002).

3.1.1	Certificate of Amendment of the Certificate of Incorporation dated January 10, 2002 (incorporated by reference to exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed for March 31, 2002).

3.2

Amended and Restated By-Laws of the Company (incorporated by reference to exhibit 3.3 of Amendment No. 2 to the Company’s Registration Statement on Form S-4, File No. 333-50437, filed on July 15, 1998).

3.3

Certificate of Designations, Preferences and Relative, Participating, Optional and other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series C Redeemable Preferred Stock of the Company dated March 30, 1998 (incorporated by reference to exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q filed for March 31, 2002).

3.4

Certificate of Designations, Preferences and Relative, Participating, Optional and other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of 18% Senior Convertible Redeemable Series D Preferred Stock of the Company dated January 10, 2002 (incorporated by reference to exhibit 3.4 of the Company’s Quarterly Report on Form 10-Q filed for March 31, 2002).

4.1

Indenture governing the Company’s 14% Senior Subordinated Second Lien Notes Due 2006, dated as of January 11, 2002, by and among the Company, the Subsidiary Guarantors and Wilmington Trust Company (incorporated by reference to exhibit 4.15 of the Company’s Annual Report on Form 10-K filed for December 31, 2001).

4.2	Form of the Company’s 14% Senior Subordinated Second Lien Note Due 2006 (incorporated by reference to exhibit 4.16 of the Company’s Annual Report on Form 10-K filed for December 31, 2001).

4.3	Form of the Company’s 14% Senior Subordinated

Second Lien Note Guarantee Due 2006 (incorporated by reference to exhibit 4.17 of the Company’s Annual Report on Form 10-K filed for December 31, 2001).

4.4

Indenture governing the Company’s 9¼% Senior Subordinated Notes due 2008, dated as of March 30, 1998, by and among the Company, the Subsidiary Guarantors and State Street Bank and Trust Company (incorporated by reference to exhibit 4.1 of the Company’s Registration Statement on Form S-4, File No. 333-50437, filed on April 17, 1998).

4.5

Supplemental Indenture governing the Company’s 9¼% Senior Subordinated Notes due 2008, dated as of July 1, 2002, by and among the Company, the Subsidiary Guarantors and Wilmington Trust Company (incorporated by reference to exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q filed for September 30, 2002).

4.6

Supplemental Indenture governing the Company’s 9¼% Senior Subordinated Notes due 2008, dated as of January 11, 2002, by and among the Company, the Subsidiary Guarantors and State Street Bank and Trust Company (incorporated by reference to exhibit 4.2 of the Company’s Registration Statement on Form S-4, File No. 333-86008, filed on April 10, 2002).

4.7	Form of 9¼% Note (incorporated by reference to exhibit 4.2 of the Company’s Registration Statement on Form S-4, File No. 333-50437, filed on April 17, 1998).

4.8	Form of 9¼% Note Guarantee (incorporated by reference to exhibit 4.3 of the Company’s Registration Statement on Form S-4, File No. 333-50437, filed on April 17, 1998).

4.9

Supplemental Indenture, dated as of September 21, 1998, among Virginia Parking Service, Inc., the Company, and State Street Bank and Trust Company (incorporated by reference to exhibit 4.5 of the Company’s Annual Report on Form 10-K filed for December 31, 1998).

4.10

Supplemental Indenture, dated as of July 6, 1998, among S&S Parking, Century Parking, Inc. and Sentry Parking Corporation, the Company, and State Street Bank and Trust Company (incorporated by reference to exhibit 4.6 of the Company’s Annual Report on Form 10-K filed for December 31, 1998).

10.1	Amended and Restated Senior Credit Agreement dated January 11, 2002 by and among the

Company, LaSalle Bank National Association and various Lenders, as defined therein (incorporated by reference to exhibit 10.37 of the Company’s Annual Report on Form 10-K filed for December 31, 2001).

10.1.1

Technical Correction of the Amended and Restated Senior Credit Agreement dated February 2, 2002, by and among the Company, the Lenders and LaSalle Bank, N.A. as agent for the Lenders (incorporated by reference to exhibit 10.38 of the Company’s Annual Report on Form 10-K filed for December 31, 2001).

10.1.2

Amendment No. 2 to the Amended and Restated Senior Credit Agreement by and among the Company, LaSalle Bank National Association and Various Financial Institutions, dated June 30, 2002 (incorporated by reference to exhibit 10.1 of the Company’s Form 10-Q, filed on April 10, 2002).

10.1.3	*	Amendment No. 3 to the Amended and Restated Senior Credit Agreement by and among the Company, LaSalle Bank National Association and Various Financial Institutions, dated December 30, 2002.

10.1.4	*	Amendment No. 4 to the Amended and Restated Senior Credit Agreement by and among the Company, LaSalle Bank National Association and Various Financial Institutions, dated January 22, 2003.

10.1.5	*	Amendment No.5 to the Amended and Restated Senior Credit Agreement by and among the Company, LaSalle Bank National Association and Various Financial Institutions, dated February 26, 2003.

10.2

Exchange and Amendment Agreement dated November 20, 2001 by and among the Company and Fiducia, Ltd. (incorporated by reference to exhibit 10.30 of the Company’s Annual Report on Form 10-K filed for December 31, 2001).

10.3

Registration Rights Agreement, dated as of January 11, 2002, by and among the Company, the Subsidiary Guarantors and Credit Suisse First Boston Corporation (incorporated by reference to exhibit 10.4 of the Company’s Registration Statement on Form S-4, File No. 333-86008, filed on April 10, 2002).

10.4		Consulting Engagement Letter between APCOA and AP Holdings dated January 11, 2002 (incorporated by reference to exhibit 10.35 of the Company’s Annual Report on Form 10-K filed for December 31, 2001).

10.5

Intercreditor Agreement dated January 11, 2002 by and among the Company, the Subsidiary Guarantors, Wilmington Trust Company and LaSalle Bank N.A. (incorporated by reference to exhibit 10.6 of the Company’s Registration Statement on Form S-4, File No. 333-86008, filed on April 10, 2002).

10.6

Assignment of Partnership Interests Security Agreement dated January 11, 2002 by and among the Company, the Subsidiary Guarantors, and Wilmington Trust Company, as trustee and collateral agent (incorporated by reference to exhibit 10.7 of the Company’s Registration Statement on Form S-4, File No. 333-86008, filed on April 10, 2002).

10.7

Limited Liability Company Membership Interests Security Agreement dated January 11, 2002 by and among the Company, the Subsidiary Guarantors, and Wilmington Trust Company, as trustee and collateral agent (incorporated by reference to exhibit 10.8 of the Company’s Registration Statement on Form S-4, File No. 333-86008, filed on April 10, 2002).

10.8

Joint Venture Interest Security Agreement dated January 11, 2002 by and among the Company, the Subsidiary Guarantors, and Wilmington Trust Company, as trustee and collateral agent (incorporated by reference to exhibit 10.9 of the Company’s Registration Statement on Form S-4, File No. 333-86008, filed on April 10, 2002).

10.9

Patent Collateral Assignment and Security Agreement dated January 11, 2002 by and among the Company, the Subsidiary Guarantors, and Wilmington Trust Company, as trustee and collateral agent (incorporated by reference to exhibit 10.10 of the Company’s Registration Statement on Form S-4, File No. 333-86008, filed on April 10, 2002).

10.10

Trademark Collateral Security and Pledge Agreement dated January 11, 2002 by and among the Company, the Subsidiary Guarantors, and Wilmington Trust Company, as trustee and collateral agent (incorporated by reference to exhibit 10.11 of the Company’s Registration Statement on Form S-4, File No. 333-86008, filed on April 10, 2002).

10.11

Memorandum of Grant of Security Interest in Copyrights dated January 11, 2002 by and among the Company, the Subsidiary Guarantors, and Wilmington Trust Company, as trustee and collateral agent (incorporated by reference to exhibit 10.12 of the Company’s Registration

Statement on Form S-4, File No. 333-86008, filed on April 10, 2002).

10.12

Securities Pledge Agreement dated January 11, 2002 by and among the Company, the Subsidiary Guarantors, and Wilmington Trust Company, as trustee and collateral agent (incorporated by reference to exhibit 10.13 of the Company’s Registration Statement on Form S-4, File No. 333-86008, filed on April 10, 2002).

10.13

Security Agreement dated January 11, 2002 by and among the Company, the Subsidiary Guarantors, and Wilmington Trust Company, as trustee and collateral agent (incorporated by reference to exhibit 10.14 of the Company’s Registration Statement on Form S-4, File No. 333-86008, filed on April 10, 2002).

10.14

Stockholders Agreement, dated as of March 30, 1998, by and among Dosher Partners, L.P. and SP Associates and Holberg, Holdings and the Company (incorporated by reference to exhibit 10.3 of the Company’s Registration Statement on Form S-4, File No. 333-50437, filed on April 17, 1998).

10.14.1

Amendment to the Stockholders Agreement of the Company, dated as of March 30, 1998 by and among Dosher Partners L.P., SP Associates, Holberg Holdings and the Company, dated as of December 29, 2000 (incorporated by reference to exhibit 3.3 of the Company’s Form 10-K405, File No. 333-50437, filed on April 2, 2001).

10.15

Stockholders Agreement, dated as of April 14, 1989, by and among Holdings, Holberg, Delaware North and each member of the management of the Company who is a stockholder of Holdings (incorporated by reference to exhibit 10.4 of the Company’s Registration Statement on Form S-4, File No. 333-50437, filed on April 17, 1998).

10.16

Tax Sharing Agreement, dated as of April 28, 1989, as amended as of March 30, 1998, by and among Holberg, Holdings and the Company (incorporated by reference to exhibit 10.5 of the Company’s Registration Statement on Form S-4, File No. 333-50437, filed on April 17, 1998).

10.17

Employment Agreement between the Company and Myron C. Warshauer (incorporated by reference to exhibit 10.6 of the Company’s Registration Statement on Form S-4, File No. 333-50437, filed on April 17, 1998).

10.18	Employment Agreement between the Company and Herbert W. Anderson, Jr. (incorporated by reference to exhibit 10.10 of the Company’s

Registration Statement on Form S-4, File No. 333-50437, filed on April 17, 1998).

10.19

Employment Agreement between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.12 of the Company’s Registration Statement on Form S-4, File No. 333-50437, filed on April 17, 1998).

10.19.1

Deferred Compensation Agreement between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.13 to the Registration Statement on Form S-4, File No. 333-50437, filed on April 17, 1998).

10.19.2

Second Amendment to the Employment Agreement between the Company and Michael K. Wolf dated December 6, 2000, (incorporated by reference to exhibit 10.22 to the Company’s Annual Report on Form 10-K filed for December 31, 2000).

10.19.3	*	Third Amendment to the Employment Agreement between the Company and Michael K. Wolf dated April 1, 2002.

10.20		Employment Agreement between the Company and James A. Wilhelm (incorporated by reference to exhibit 10.14 of the Company’s Annual Report of Form 10-K filed for December 31, 1998).

10.20.1	*	First Amendment to the Employment Agreement between the Company and James A. Wilhelm dated April 25, 2001

10.20.2

Second Amendment to the Employment Agreement between the Company and James A. Wilhelm dated October 18, 2001 (incorporated by reference to exhibit 10.33 of the Company’s Annual Report of Form 10-K filed for December 31, 2001).

10.20.3

Third Amendment to the Employment Agreement between the Company and James A. Wilhelm dated January 31, 2002 (incorporated by reference to exhibit 10.34 of the Company’s Annual Report of Form 10-K filed for December 31, 2001).

10.21		Employment Agreement between the Company and Robert N. Sacks dated May 18, 1998 (incorporated by reference to exhibit 10.24 of the Company’s Annual Report of Form 10-K filed for December 31, 2001).

10.22	*	Employment Agreement between the Company and John Ricchiuto dated July 1, 1998.

10.22.1	*	First Amendment to the Employment Agreement between the Company and John Ricchiuto dated January 1, 2000.

10.22.2	*	Amended and Restated Executive Employment Agreement between the Company and John Ricchiuto dated December 1, 2002.

10.23		Employment Agreement between the Company and Steven Warshauer (incorporated by reference to exhibit 10.16 to the Company’s Annual Report on Form 10-K filed for December 31, 1999).

10.23.1	*	First Amendment to the Employment Agreement between the Company and Steven Warshauer dated June 1, 2002.

10.24		Company Retirement Plan For Key Executive Officers (incorporated by reference to exhibit 10.14 of the Company’s Registration Statement on Form S-4, File No. 333-50437, filed on April 17, 1998).

10.25

Stock option plan between the Company and eligible executives, employees, directors and/or consultants (incorporated by reference to exhibit 10.28 of the Company’s Annual Report of Form 10-K filed for December 31, 2001).

10.26

Consulting Agreement between the Company and Sidney Warshauer (incorporated by reference to exhibit 10.34 of the Company’s Registration Statement on Form S-4, File No. 333-50437, filed on April 17, 1998).

10.27		Consulting Agreement between the Company and Shoreline Enterprises (incorporated by reference to exhibit 10.36 of the Company’s Annual Report of Form 10-K filed for December 31, 2001).

10.28		Exchange Agreement by and between the Company and AP Holdings dated March 11, 2002 (incorporated by reference to exhibit 10.29 of the Company’s Annual Report of Form 10-K filed for December 31, 2001).

10.29

Amended and Restated Dealer Manager and Consent Solicitation Agreement between the Company and Credit Suisse First Boston Corporation dated December 19, 2001 (incorporated by reference to exhibit 10.31 of the Company’s Annual Report of Form 10-K filed for December 31, 2001).

10.30

Stock Option Agreement by and between the Company and Myron C. Warshauer dated March 30, 1998 (incorporated by reference to exhibit 10.32 of the Company’s Annual Report of Form 10-K filed for December 31, 2001).

10.31		Consulting Engagement Agreement dated January 11, 2002 between the Company and AP Holdings

(incorporated by reference to exhibit 10.35 of the Company’s Annual Report of Form 10-K filed for December 31, 2001).

10.32	*	Management Agreement between the Company and D&E Parking dated May 1, 1998.

10.32.1	*	First Amendment to the Management Agreement between the Company and D&E Parking dated August 1, 1999.

10.33		Employment Agreement between the Company and G. Marc Baumann (incorporated by reference to exhibit 10.26 to the Company’s Annual Report on Form 10-K filed for December 31, 2001).

10.33.1		Amended and Restated Employment Agreement between the Company and G. Marc Baumann (incorporated by reference to exhibit 10.27 to the Company’s Annual Report on Form 10-K filed for December 31, 2001).

14.1	*	Code of Ethics.

21.1	*	Subsidiaries of the Company (see table 1).

*	Filed herewith.