Form 10-Q
period 2003-03-31
STANDARD PARKING CORP
filed 2003-05-09
CIK 1059262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

Commission file number:      333-50437

STANDARD PARKING CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	16-1171179
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

900 N. Michigan Avenue

Chicago, Illinois 60611-1542

(Address of Principal Executive Offices, Including Zip Code)

(312) 274-2000

(Registrant’s Telephone Number, Including Area Code)

APCOA/Standard Parking, Inc.

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒    NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐  NO  ☒

As of May 8, 2003, there were outstanding 31.3 shares of the issuer’s common stock.

STANDARD PARKING CORPORATION

FORM 10-Q INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	March 31, 2003	December 31, 2002
	(Unaudited)	(see Note)

ASSETS
Current assets:
Cash and cash equivalents	$7,152	$6,153
Notes and accounts receivable, net	29,761	32,671
Prepaid expenses and supplies	1,125	1,621
Total current assets	38,038	40,445
Leaseholds and equipment, net	18,190	19,910
Long-term receivable	4,653	3,760
Advances and deposits	2,236	4,406
Goodwill	116,290	115,944
Intangible and other assets, net	6,462	6,485
Total assets	$185,869	$190,950

LIABILITIES AND COMMON STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$24,118	$24,403
Accrued and other current liabilities	25,646	21,932
Current portion of long-term borrowings	22,492	3,253
Total current liabilities	72,256	49,588
Long-term borrowings, excluding current portion	130,477	162,920
Other long-term liabilities	18,368	12,961
Convertible redeemable preferred stock, series D	49,349	47,224
Redeemable preferred stock, series C	57,910	56,347
Common stock subject to put/call rights; 5.01 shares issued and outstanding	9,713	9,470
Common stockholders’ deficit:
Common stock, par value $1.00 per share; 3,000 shares authorized; 26.3 shares issued and outstanding	1	1
Additional paid-in capital	15,222	15,222
Accumulated other comprehensive income	(394)	(644)
Accumulated deficit	(167,033)	(162,139)
Total common stockholders’ deficit	(152,204)	(147,560)
Total liabilities and common stockholders’ deficit	$185,869	$190,950

Note:                       The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See Notes to Condensed Consolidated Financial Statements.

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, unaudited)

	Three Months Ended
	March 31, 2003	March 31, 2002

Parking services revenue:
Lease contracts	$35,674	$34,839
Management contracts	17,969	20,377

Reimbursement of management contract expense	76,813	81,779

Total revenue	130,456	136,995

Cost of parking services:
Lease contracts	32,818	31,528
Management contracts	6,696	10,960

Reimbursed management contract expense	76,813	81,779

Total cost of parking services	116,327	124,267

Gross profit	14,129	12,728

General and administrative expenses	8,111	7,720
Special charges	97	208
Depreciation and amortization	1,890	1,409
Management fee-parent company	750	750
Operating income	3,281	2,641
Interest expense (income):
Interest expense	4,043	3,916
Interest income	(42)	(45)
	4,001	3,871
Loss before minority interest and income taxes	(720)	(1,230)
Minority interest expense	65	30
Income tax expense	178	115
Net loss	(963)	(1,375)
Preferred stock dividends	3,688	3,041
Increase in value of common stock subject to put/call rights	243	243
Net loss attributable to common stockholders	$(4,894)	$(4,659)

See Notes to Condensed Consolidated Financial Statements.

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended
	March 31, 2003	March 31, 2002

Operating activities:
Net loss	$(963)	$(1,375)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	1,890	1,409
Non-cash interest expense	311	289
Reversal for losses on accounts receivable	(151)	(17)
Change in operating assets and liabilities	13,267	4,270
Net cash provided by operating activities	14,354	4,576
Investing activities:
Purchase of leaseholds and equipment	(39)	(224)
Contingent purchase payments	(118)	(57)
Net cash used in investing activities	(157)	(281)
Financing activities:
Payments on senior credit facility	(12,300)	(3,100)
Payments on long-term borrowings	(18)	(22)
Payments on joint venture borrowings	(181)	(183)
Payments of debt issuance costs	(330)	—
Payments on capital leases	(619)	(32)
Redemption of preferred stock	—	(1,600)
Net cash used in financing activities	(13,448)	(4,937)
Effect of exchange rate changes on cash and cash equivalents	250	96
Increase (decrease) in cash and cash equivalents	999	(546)
Cash and cash equivalents at beginning of period	6,153	7,602
Cash and cash equivalents at end of period	$7,152	$7,056

Supplemental disclosures:
Cash paid during the period for:
Interest	$3,183	$5,812
Income taxes	271	166

Supplemental disclosures of non-cash activity:
Debt issued for capital lease obligation	$—	$73
Redemption of series C preferred stock	—	(8,800)
Issuance of 18% senior convertible redeemable series D preferred stock	—	5,000
Redemption of 9¼% senior subordinated notes	—	(91,123)
Issuance of 14% senior subordinated second lien notes	—	59,285
Issuance of 18% senior convertible redeemable series D preferred stock	—	35,000
Carrying value in excess of principal, related to debt recapitalization	—	16,838

See Notes to Condensed Consolidated Financial Statements.

STANDARD PARKING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

(in thousands, unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Standard Parking Corporation (“Standard” or the “Company”), formerly known as APCOA/Standard Parking, Inc., have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the financial position and results of operations have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that might be expected for any other interim period or the fiscal year ending December 31, 2003.  The financial statements presented in this Report should be read in conjunction with the consolidated financial statements and footnotes thereto included in our 2002 Annual Report on Form 10-K filed March 7, 2003.

Certain reclassifications have been made to the 2002 financial information to conform to the 2003 presentation.

2.  Recently Issued Accounting Pronouncements

During the second quarter ended June 30, 2002, we became subject to and adopted a new accounting standard Emerging Issues Task Force (“EITF”) 01-14 Income Characterization of Reimbursements Received for “Out of Pocket” Expenses Incurred), which requires the recognition of both revenues in equal amounts for costs directly reimbursed from its management contract properties.  This accounting change has no impact on operating earnings or net earnings.  Historically, expenses directly reimbursed under management agreements have been netted against the reimbursement received.  As required by this new accounting standard, these items have been reclassified in all prior periods to conform to the new presentation.  For the period ended March 31, 2003, the impact is an increase of $76.8 million in both revenue and expenses, as compared to $81.8 million for the period ended March 31, 2002.

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections.  SFAS No. 145 requires that certain gains and losses on extinguishments of debt be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt. We adopted SFAS No. 145 on January 1, 2003, and there was no impact to the results of operations or our financial position upon adoption.

In August 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS 146 nullifies the guidance of the EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring).  SFAS 146 requires that liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred.  SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability.  The provisions of SFAS 146 are required for exit or disposal activities that are initiated after December 31, 2002.  We adopted SFAS 146 on January 1, 2003, and there was no impact to the results of operations or our financial position upon adoption.

3.  Special Charges

Included in “Special Charges” in the accompanying condensed consolidated statements of operations are the following:

	Three Months Ended
	March 31, 2003	March 31, 2002

Cost associated with registration	$—	$208
Cost associated with prior year terminated locations	56	—
Parent company expenses	41	—
	$97	$208

The costs associated with registration for the period ended March 31, 2002, relate to professional fees incurred to register the 14% Senior Subordinated Second Lien Notes.

4.  Borrowing Arrangements

Long-term borrowings consist of:

	Interest		Amount Outstanding
	Rate(s)	Due Date	March 31, 2003	December 31, 2002

Senior Credit Facility	Various	March 2004	$19,300	$31,600
Senior Subordinated Second Lien Notes	14.00%	December 2006	62,223	61,608
Senior Subordinated Notes	9.25%	March, 2008	48,877	48,877
Carrying value in excess of principal	Various	Various	13,451	14,181
Joint venture debentures	11.00-15.00%	Various	2,369	2,550
Capital lease obligations	Various	Various	4,834	5,425
Obligations on Seller notes	Various	Various	1,915	1,932
			152,969	166,173
Less current portion, including senior credit facility			22,492	3,253
			$130,477	$162,920

The 9¼% Senior Subordinated Notes (the “9¼% Notes”) were issued in September of 1998 and are due in March of 2008.  The Notes are registered with the Securities and Exchange Commission.

The 14% Senior Subordinated Second Lien Notes (“14% Notes”) were issued in August 2002 and are due in December 2006.  The Notes are registered with the Securities and Exchange Commission.  Interest accrues at the rate of 14% per annum and is payable semi-annually in a combination of cash and additional registered notes (the “PIK Notes”), in arrears on June 15 and December 15, commencing on June 15, 2002.  Interest in the amount of 10% per annum is paid in cash, and interest in the amount of 4% per annum is paid in PIK Notes.  We make each interest payment to the Holders of record on the immediately preceding June 1 and December 1.  PIK Notes are issued in denominations of $100 principal amount and integral multiples of $100.  The amount of PIK Notes issued is rounded down to the nearest $100 with any fractional amount refunded to the holder as cash.

The liquidation preference in order of preference, of our long-term borrowings is: senior credit facility, 14% Notes, 9¼% Notes, Joint Venture Debentures, and other debt.

On January 11, 2002, we completed an unregistered exchange and recapitalization of a portion of our 9¼% Notes.  We received gross cash proceeds of $20.0 million and retired $91.1 million 9¼% Notes.  In exchange, we issued $59.3 million of 14% Notes and 3,500 shares of 18% Senior Convertible Redeemable Series D Preferred Stock (“Series D Preferred Stock”), with a face value of $35.0 million which is mandatorily redeemable on June 15, 2008.  In conjunction with the exchange, we repaid $9.5 million of indebtedness under the senior credit facility, paid $2.7 million in accrued interest relating to the $91.1 million of the 9¼% Notes that were tendered, $9.7 million (including $1.3 million capitalized as debt issuance costs related to the amended and restated senior credit facility) in fees and expenses related to the exchange, which included a $3.0 million transaction advisory fee to AP Holdings, Inc.  (“AP Holdings”), our parent company, and a repurchase of $1.5 million of redeemable preferred stock held by AP Holdings.  The fees and expenses of $9.7 million related to the exchange and the amended and restated senior credit facility were provided for in the period ended December 31, 2001.  We repurchased $0.1 million of redeemable preferred stock held by AP Holdings on February 20, 2002 and $0.9 million on June 17, 2002.

On April 10, 2002, we filed a registration statement to offer to exchange up to $59.3 million in aggregate principal amount of our registered 14% Notes (including unregistered notes paid as interest on unregistered notes).  The registration statement, which was amended on May 24, 2002, June 17, 2002 and June 26, 2002, was declared effective by the Commission on June 28, 2002.  The prospectus was supplemented on July 8, 2002 to increase the maximum amount of notes subject to the exchange to $60.3 million, thereby covering the notes issued as interest paid on June 15, 2002.  In connection with the exchange offer, which expired on August 9, 2002, all outstanding unregistered 14% Notes were exchanged for registered 14% Notes with substantially identical terms effective August 16, 2002.

We entered into an amended and restated credit agreement as of January 11, 2002 with the LaSalle Bank National Association and Bank One, NA, (the lenders under the prior senior credit facility) that restructured our prior $40.0 million senior credit facility.  The senior credit facility was further amended effective as of June 17, 2002, June 30, 2002, December 30, 2002, January 22, 2003, February 26, 2003 and April 30, 2003.  Our senior credit facility consists of $43 million in revolving and term loans, specifically:

•                       A $28.0 million revolving credit facility provided by LaSalle Bank which will expire on March 8, 2004.  The revolving credit facility includes a letter of credit facility with a sublimit of $22.0 million (or such greater amount as the lender may agree to for letters of credit).

•                       A $15.0 million term loan from Bank One with $5.0 million due on June 30, 2003 and the remainder due on March 10, 2004.

We utilize the senior credit facility for working capital and general corporate purposes and to provide standby letters of credit.  The senior credit facility provides for cash borrowings up to the lesser of $28.0 million or 80% of our eligible accounts receivable (as defined therein), plus 50% of eligible capital improvement receivables as defined therein, plus 40% of net book value of fixed assets, minus 40% of capital lease indebtedness, plus additional availability of $3.0 million.  The $3.0 million of additional availability decreases by $0.25 million on April 1, 2003, an additional $0.25 million on July 1, 2003, and $0.5 million on the first day of each quarter thereafter, until it has been eliminated.

The revolving credit facility bears interest based, at our option, either on LIBOR plus 4.00% or the Alternate Base Rate (as defined below) plus 1.75%.  We may elect interest periods of 1, 2, or 3 months for LIBOR based borrowings.  The Alternate Base Rate is the higher of (i) the rate publicly announced from time to time by LaSalle as its “prime rate,” (ii) the overnight federal funds rate plus 0.50%, and (iii) 4.25%.  LIBOR will at all times be determined by taking into account maximum statutory reserves required (if any).

The interest rate applicable to the term loan from March 1, 2003 until May 1, 2003 is a fixed rate of 15.0%, of which cash interest at 11.5% will be payable monthly in arrears and 3.5% will accrue without compounding and be payable on March 10, 2004 or earlier at borrower’s election, whether pursuant to any permitted prepayment, acceleration or otherwise.  The interest rate applicable to the term loan as of May 1, 2003 (and thereafter) is a fixed rate of 17.0%, of which cash interest at 13.5% will be payable monthly in arrears and 3.5% will accrue without compounding and be payable on March 10, 2004 or earlier, at borrower’s election, pursuant to any permitted prepayment, acceleration or otherwise.

The senior credit facility includes covenants that limit our ability to incur additional indebtedness, issue preferred stock or pay dividends and contains certain other restrictions on our activities.  It is secured by substantially all of our assets (including 100% of the stock of existing and future domestic subsidiaries and 65% of the stock of existing and future foreign subsidiaries), by a first priority pledge of all of the common stock owned by AP Holdings and by all other existing and after-acquired property of AP Holdings.

At March 31, 2003, we had $16.2 million of letters of credit outstanding under the senior credit facility, borrowings against the senior credit facility aggregated $19.3 million, and we had $7.5 million available under the senior credit facility.

The 9¼% Notes, 14% Notes and senior credit facility contain covenants that limit us from incurring additional indebtedness and issuing preferred stock, restrict dividend payments, limit transactions with affiliates and restrict certain other transactions.  Substantially all of our net assets are restricted under these provisions and covenants (See Note 8).

The January 11, 2002 exchange offer and recapitalization and its effect are as follows:

	Senior subordinated 9 1/4% notes	Senior subordinated second lien 14% notes	Carrying value in excess of principal	Series D preferred stock 18%

Balance at December 31, 2001	$140,000	$—	$—	$—
Exchange of debt	(91,123)	59,285	16,838	35,000
Swap of series C for D	—		—	5,000
Dividends accumulated	—	—	—	7,224
Amortization of carrying value	—	—	(2,657)	—
PIK Notes issued	—	2,323	—	—
Balance at December 31, 2002	48,877	61,608	14,181	47,224
Dividends accumulated	—	—	—	2,125
Amortization of carrying value	—	—	(730)	—
PIK Notes accrued	—	615	—	—
Balance at March 31, 2003	$48,877	$62,223	$13,451	$49,349

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

The accounting for this exchange under FAS 15 was as follows:

•                       No gain was recognized by us for the excess of (a) the principal of the 14% Notes exchanged for the 9¼% Notes, over (b) the principal of the 9¼% Notes.

•                       The excess, Carrying Value in Excess of Principal, remains part of the carrying value of our debt, and is being amortized as a reduction to future interest expense using an effective interest rate applied to the combined balance of the notes.

5.  Redeemable Preferred Stock

In connection with the Standard acquisition on March 30, 1998, we received $40,683 from AP Holdings in exchange for $70,000 face amount of 11¼% Redeemable Preferred Stock (the “Series C preferred stock”). Cumulative preferred dividends are payable semi-annually at the rate of 11¼%. Any semi-annual dividend not declared or paid in cash automatically increases the liquidation preference of the stock by the amount of the unpaid dividend. We are required to redeem the stock no later than March 2008.

The Series C preferred stock has a maturity date of March 2008 and has an initial liquidation preference equal to $1,000,000 per share or $40.7 million in the aggregate. The Series C Preferred stock accrues dividends on a cumulative basis at 11¼% per year.  At March 31, 2003, dividends in arrears were $28.6 million with a per share valuation of $1,743,258.  Conversion may be fixed by resolution of the Board of Directors and the shares have no voting rights except as to alterations or changes that may adversely affect the holders of the Series C Preferred stock.

In January 2002, we redeemed $1.5 million and $0.1 million the Series C preferred stock held by AP Holdings in two separate transactions for cash of $1.6 million.  On June 17, 2002, we redeemed an additional $0.9 million of Series C preferred stock held by AP Holdings for $0.9 million in cash.  The proceeds received by AP Holdings were used by it to repurchase, directly or indirectly, its outstanding 11¼ % senior discount notes.

	For the period ended
	March 31, 2003		December 31, 2002
	Shares	Value	Shares	Value
Beginning balance	33.2194	$56,347	40.6826	$61,330
Redemptions	—	—	(1.6259)	(2,500)
Swap of series C for D	—	—	(5.8373)	(8,800)
Dividends accumulated	—	1,563	—	6,317
Ending balance	33.2194	$57,910	33.2194	$56,347

On January 11, 2002, in connection with our recapitalization, we issued 3,500 shares of the 18% Senior Convertible Redeemable Series D Preferred Stock (the “Series D preferred stock”) to Fiducia, Ltd. which has a maturity date of June 2008 and has an initial liquidation preference equal to $10,000 per share or $35.0 million in the aggregate. The Series D preferred stock accrues dividends on a cumulative basis at 18% per year. At March 31, 2003, dividends in arrears were $9.3 million with a per share valuation of $12,337. Conversion is upon occurrence of an IPO at a rate related to the IPO price and the shares have no voting rights except as to creation of any class or series of shares ranking senior to the Series D preferred stock.  The number of shares of Series D preferred stock authorized for issuance is 17,500.

On March 11, 2002, we exchanged with the parent company $8.8 million of Series C preferred stock for $5.0 million of Series D preferred stock.

	For the period ended
	March 31, 2003		December 31, 2002
	Shares	Value	Shares	Value
Beginning balance	4,000.0	$47,224	—	$—
Issuance with exchange	—	—	3,500.0	35,000
Swap of series C for D	—	—	500.0	5,000
Dividends accumulated	—	2,125	—	7,224
Ending balance	4,000.0	$49,349	4,000.0	$47,224

6.  Subsequent Events

On April 30, 2003, we amended our senior credit facility to extend the due date for the $5.0 million payment under the term loan to June 30, 2003, and to increase the interest rate payable on the term loan, effective May 1, 2003 to 17%, of which cash interest at 13.5% will be payable monthly in arrears and 3.5% will accrue without compounding and be payable on March 10, 2004 or earlier, at borrower’s election, pursuant to permitted prepayment, acceleration or otherwise.

7.  Goodwill and Intangible Assets

On January 1, 2002, we adopted SFAS No. 142, which eliminates the amortization of goodwill and requires that the goodwill be tested for impairment.  Impairment tests of goodwill made during the period ended March 31, 2003 did not require adjustment to the carrying value of our goodwill.  As of March 31, 2003 and 2002, our definite lived intangible assets of $2,673 and $3,244, respectively, net of accumulated amortization of $3,385 and $2,813, respectively, which primarily consist of non-compete agreements, continue to be amortized over their useful lives.

A roll forward of goodwill for the periods presented is as follows:

	March 31, 2003	December 31, 2002

Beginning balance	$115,944	$115,332
Effect of foreign currency translation	228	40
Contingency payments related to prior acquisitions	118	572
Ending balance	$116,290	$115,944

Amortization expense for intangible assets during the three months ended March 31, 2003 was $143.  Estimated amortization expense for 2003 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense
2003	$587
2004	587
2005	570
2006	516
2007	516
2008	39

8.  Subsidiary Guarantors

All of our direct or indirect wholly owned active domestic subsidiaries, including, fully, unconditionally, jointly and severally guarantee the 14% Notes and the 9¼% Notes discussed in Note 3. Separate financial statements of the guarantor subsidiaries are not separately presented because, in the opinion of management, such financial statements are not material to investors. The non-guarantor subsidiaries include joint ventures, wholly owned subsidiaries of our Company organized under the laws of foreign jurisdictions and inactive subsidiaries, all of which are included in the consolidated financial statements. The following is summarized combining financial information for us, the guarantor subsidiaries of our and the non-guarantor subsidiaries of our Company:

	Standard	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Balance Sheet Data:
March 31, 2003
Cash and cash equivalents	$4,566	$1,482	$1,104	$—	$7,152
Notes and accounts receivable	16,343	9,758	3,660	—	29,761
Current assets	21,877	11,268	4,893	—	38,038
Leaseholds and equipment, net	11,210	4,156	2,824	—	18,190
Goodwill	23,691	89,110	3,489	—	116,290
Investment in subsidiaries	103,687	—	—	(103,687)	—
Total assets	170,240	107,897	11,419	(103,687)	185,869
Accounts payable	15,158	6,552	2,408	—	24,118

Current liabilities	58,603	8,564	5,089	—	72,256
Long-term borrowings, excluding current portion	127,504	345	2,628	—	130,477
Convertible redeemable preferred stock, series D	49,349	—	—	—	49,349
Redeemable preferred stock, Series C	57,910	—	—	—	57,910
Common stock subject to put/call rights	9,713	—	—	—	9,713
Total common stockholders’ (deficit) equity	(148,893)	97,297	3,079	(103,687)	(152,204)
Total liabilities and common stockholders’ equity (deficit)	170,240	107,897	11,419	(103,687)	185,869
December 31, 2002
Cash and cash equivalents	$3,933	$1,428	$792	$—	$6,153
Notes and accounts receivable	16,138	12,821	3,712	—	32,671
Current assets	21,711	14,289	4,445	—	40,445
Leaseholds and equipment, net	12,387	4,458	3,065	—	19,910
Goodwill	23,651	89,031	3,262	—	115,944
Investment in subsidiaries	96,018	—	—	(96,018)	—
Total assets	164,732	111,233	11,003	(96,018)	190,950
Accounts payable	16,851	5,505	2,047	—	24,403
Current liabilities	36,286	8,323	4,979	—	49,588
Long-term borrowings, excluding current portion	159,700	346	2,874	—	162,920
Convertible redeemable preferred stock, series D	47,224	—	—	—	47,224
Redeemable preferred stock, series C	56,347	—	—	—	56,347
Common stock subject to put/call rights	9,470	—	—	—	9,470
Total common stockholders’ (deficit) equity	(154,203)	100,105	2,556	(96,018)	(147,560)
Total liabilities and common stockholders’ equity (deficit)	164,732	111,233	11,003	(96,018)	190,950
Income Statement Data:
Three Months Ended March 31, 2003
Parking services revenue	$109,396	$17,657	$3,403	$—	$130,456
Cost of parking services	99,857	13,952	2,518	—	116,327
General and administrative expenses	798	6,993	320	—	8,111
Special charges	64	—	33	—	97
Depreciation and amortization	1,221	471	198	—	1,890
Management fee — parent company	750	—	—	—	750
Operating income (loss)	6,706	(3,759)	334	—	3,281
Interest expense (income), net	3,945	(11)	67	—	4,001
Equity in earnings of subsidiaries	(3,652)	—	—	3,652	—
Net (loss) income	(963)	(3,759)	107	3,652	(963)
Three Months Ended March 31, 2002
Parking services revenue	$113,881	$17,630	$5,484	$—	$136,995

Cost of parking services	105,906	13,758	4,603	—	124,267
General and administrative expenses	1,084	6,569	67	—	7,720
Special charges	208	—	—	—	208
Depreciation and amortization	741	439	229	—	1,409
Management fee — parent company	750	—	—	—	750
Operating income (loss)	5,192	(3,136)	585	—	2,641
Interest expense (income), net	3,788	(5)	88	—	3,871
Equity in earnings of subsidiaries	(2,865)	—	—	2,865	—
Net (loss) income	(1,375)	(3,131)	266	2,865	(1,375)
Cash Flow Data:
Three Months Ended March 31, 2003
Net cash provided by operating activities	$13,985	$56	$313	$—	$14,354
Investing activities:
Purchase of leaseholds and equipment	(38)	—	(1)	—	(39)
Contingent purchase payments	(118)	—	—	—	(118)
Net cash used in investing activities	(156)	—	(1)	—	(157)
Financing activities:
Payments on long-term borrowings	(12,318)	—	—	—	(12,318)
Payments on joint venture borrowings	(181)	—	—	—	(181)
Payments of debt issuance costs	(330)	—	—	—	(330)
Payments on capital leases	(619)	—	—	—	(619)
Net cash used in financing activities	(13,448)	—	—	—	(13,448)
Effect of exchange rate changes	250	—	—	—	250
Three Months Ended March 31, 2002
Net cash provided by operating activities	$1,674	$2,085	$817	$—	$4,576
Investing activities:
Purchase of leaseholds and equipment	(175)	(46)	(3)	—	(224)
Contingent purchase payments	(57)	—	—	—	(57)
Net cash used in investing activities	(232)	(46)	(3)	—	(281)
Financing activities:
Payments on long-term borrowings	(3,122)	—	—	—	(3,122)
Payments on joint venture borrowings	(183)	—	—	—	(183)
Payments on capital leases	(32)	—	—	—	(32)
Redemption of redeemable preferred stock	(1,600)	—	—	—	(1,600)
Net cash used in financing activities	(4,937)	—	—	—	(4,937)
Effect of exchange rate changes	96	—	—	—	96

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We operate in a single reportable segment, operating parking facilities under two types of arrangements: management contracts and leases.  Under a management contract, we typically receive a base monthly fee for managing the property and may also receive a small incentive bonus based on the achievement of facility revenues above a base amount among other factors.  In some instances, we also receive certain fees for ancillary services.  Typically, all of the underlying revenues, expenses and capital expenditures under a management contract flow through to the property owner, not to us.  Under lease arrangements, we generally pay to the property owner either a fixed annual rental, a percentage of gross customer collections or a combination thereof.  We collect all revenues under lease arrangements and are responsible for most operating expenses, but we are typically not responsible for major maintenance or capital expenditures.  As of March 31, 2003, we operated approximately 84% of our 1,901 parking facilities under management contracts and approximately 16% under leases.

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

Reimbursement of management contract expense.  Reimbursement of management contract expense consists of the direct reimbursement from the property owner for operating expenses incurred under a management contract.

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

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Accounting estimates are an integral part of the preparation of the financial statements and the financial reporting process and are based upon current judgments. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Certain accounting estimates are particularly sensitive because of their complexity and the possibility that future events affecting them may differ materially from our current judgments and estimates.

This listing of critical accounting policies is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgment regarding accounting policy. We believe that of our significant accounting policies, as discussed in Note A of the notes to consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2002, the following may involve a higher degree of judgment and complexity:

Impairment of Long-Lived Assets and Goodwill

As of March 31, 2003, our net long-lived assets were comprised primarily of $14.2 million of property, equipment and leasehold improvements and $4.0 million of contract and lease rights. In accounting for our long-lived assets, other than goodwill and other intangible assets, we apply the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” Beginning January 1, 2002, we account for goodwill and other intangible assets under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” As of March 31, 2003, we had $116.3 million of goodwill.

The determination and measurement of an impairment loss under these accounting standards require the significant use of judgment and estimates. The determination of fair value of these assets utilizes cash flow projections that assume certain future revenue and cost levels, assumed discount rates based upon current market conditions and other valuation factors, all of which involve the use of significant judgment and estimation. For the fiscal year ended December 31, 2002, and for the three month period ended March 31, 2003, we were not required to record any impairment charges related to long-lived assets or to goodwill.  Future events may indicate differences from our judgments and estimates which could, in turn, result in impairment charges in the future. Future events that may result in impairment charges include increases in interest rates, which would impact discount rates, unfavorable economic conditions or other factors which could decrease revenues and profitability of existing locations, and changes in the cost structure of existing facilities. Factors that could potentially have an unfavorable economic effect on our judgments and estimates include, among others: changes imposed by governmental and regulatory agencies, such as property condemnations and assessment of parking-related taxes; construction or other events that could change traffic patterns; and terrorism or other catastrophic events.

Contract and Lease Rights

As of March 31, 2003, we had $4.0 million of contract and lease rights. We capitalize payments made to third parties which provide us the right to manage or lease facilities. Lease rights and management contract rights which are purchased individually are amortized on a straight-line basis over the terms of the related agreements which range from 5 to 7 years. Management contract rights acquired through acquisition of an entity are amortized as a group over the estimated term of the contracts, including anticipated renewals and terminations based on our historical experience (typically 7 years). If the renewal rate of contracts within an acquired group is less than initially estimated, accelerated amortization or impairment may be necessary.

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

Litigation

We are subject to litigation in the normal course of our business.  We apply the provisions of SFAS No. 5, Accounting for Contingencies, in determining the timing and amount of expense recognition associated with legal claims against us.  Management uses guidance from internal and external legal counsel on the potential outcome of litigation in determining the need to record liabilities for potential losses and the disclosure of pending legal claims.  See Note K of the notes to consolidated finanical statements included in our annual report on Form 10-K for the year ended December 31, 2002.

Summary of Operating Facilities

The following table reflects our facilities at the end of the periods indicated:

	March 31, 2003	December 31, 2002	March 31, 2002

Managed facilities	1,605	1,606	1,641
Leased facilities	296	293	327
Total facilities	1,901	1,899	1,968

Our strategy is to add locations in core cities where a concentration of locations improves customer service levels and operating margins.

Results of Operations

In analyzing our gross margins, it should be noted that the cost of parking services for parking facilities under management contracts, incurred in connection with the provision of management services, is generally paid by our clients.  Several management contracts, however, which are referred to as reverse management contracts, require us to pay for certain costs that are offset by larger management fees.  Margins for lease contracts vary significantly not only due to operating performance, but also variability in parking rates in different cities and varying space utilization by parking facility type and location.

The following should be read in conjunction with the condensed consolidated financial statements.

Three Months ended March 31, 2003 Compared to Three Months ended March 31, 2002

Parking services revenue—lease contracts.  Lease contract revenue increased $0.8 million, or 2.4%, to $35.7 million in the first quarter of 2003, compared to $34.8 million in the first quarter of 2002.  This increase resulted from, conversions from management contracts, which was offset by the net reduction of 31 leases through contract expirations and the downturn in general economic conditions.

Parking services revenue—management contracts.  Management contract revenue decreased $2.4 million, or 11.8%, to $18.0 million in the first quarter of 2003 compared to $20.4 million in the first quarter of 2002.  The decrease resulted primarily from the net reduction of 36 management contracts, which included several large unprofitable reverse management contracts and the negative economic impact on our existing reverse management contracts, which was partially offset by the positive impact of the conversion to a capital lease program for our vehicles in April 2002.

Reimbursement of management contract expense.  Reimbursement of management contract expenses decreased $5.0 million, or 6.1%, to $76.8 million for the first quarter of 2003 compared to $81.8 for the first quarter of 2002. This decrease resulted from the reduction in contracts and costs incurred on the behalf of owners.

Cost of parking services—lease contracts.  Cost of parking services for lease contracts increased $1.3 million, or 4.1%, to $32.8 million for the first quarter of 2003, compared to $31.5 million in the first quarter of 2002.  This increase resulted from the conversions from management contracts, increase in rents on lease contract renewals, which was partially offset by the net reduction of 31 leases through contract expirations.  Gross margin for lease contracts declined to 8.0% for the first quarter of 2003 compared to 9.5% for the first quarter of 2002.  This decrease resulted from increased rents on lease contract renewals, the lower airport travel volumes and the downturn in general economic conditions.

Cost of parking services—management contracts.  Cost of parking services for management contracts decreased $4.3 million, or 38.9%, to $6.7 million for the first quarter of 2003, compared to $11.0 million in the first quarter of 2002.  This decrease resulted from the net reduction of 36 management contracts. Gross margin for management contracts improved to 62.7% in the first quarter of 2003 compared to 46.2% for the first quarter of 2002.  Most management contracts have no cost of parking services related to them, as all costs are reimbursable to us.  However, several contracts, which are referred to as reverse management contracts, require us to pay for certain costs that are offset by larger management fees.  The decrease in cost of parking for management contracts was related to the reduction of several unprofitable contracts, the reduction in costs of operations and conversion to a capital lease program for our vehicles.

General and administrative expenses.  General and administrative expenses increased $0.4 million, or 5.1%, to $8.1 million for the first quarter of 2003, as compared to $7.7 million for the first quarter of 2002.  This increase resulted primarily from increases in wage and benefit costs and professional and consulting fees.

Special charges.  We recorded $0.1 million of special charges in the first quarter of 2003, as compared to $0.2 million in charges in the first quarter of 2002.  The 2003 special charges relate primarily to costs associated with prior year terminated contracts. The 2002 special charges relate to legal costs incurred for the registration of the 14% senior subordinated second lien notes.

Management fee—parent company.  We recorded $0.8 million of management fee to our parent company, AP Holdings, pursuant to our management agreement with AP Holdings.  The actual payment of the management fee is limited by the terms and conditions as set forth in the senior credit facility.

Liquidity and Capital Resources

On January 11, 2002, we completed a restructuring of our publicly issued debt.  We exchanged $91.1 million of our outstanding 9¼% notes due 2008 for $59.3 million our newly issued 14% senior subordinated second lien notes due 2006 and shares of our newly issued Series D preferred stock.  As part of these transactions, we also received $20.0 million in cash.  The cash was used to repay borrowings under our old credit facility, repurchase shares of existing redeemable Series C preferred stock owned by our parent company and pay expenses incurred in connection with the restructuring transactions.

In conjunction with the exchange, we repaid $9.5 million of indebtedness under our senior credit facility, paid $2.7 million in accrued interest relating to the $91.1 million of the 9¼% notes due 2008 that were tendered, $9.7 million (including $1.3 capitalized as debt issuance costs related to the senior credit facility) in fees and expenses related to the exchange, which included a $3.0 million transaction advisory fee to AP Holdings.  In addition, we repurchased $1.5 million of redeemable preferred stock held by AP Holdings. The fees and expenses of $9.7 million related to the exchange and the amended and restated senior credit facility were provided for in the period ended December 31, 2001. See Note D to the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2002.

We entered into an amended and restated credit agreement as of January 11, 2002 with the LaSalle Bank National Association and Bank One, N.A., (the lenders under our prior senior credit facility) that restructured our prior $40.0 million senior credit facility.  The senior credit facility was further amended effective as of June 17, 2002, June 30,

2002, December 30, 2002, January 22, 2003, February 26, 2003 and April 30, 2003.   Our senior credit facility consists of $43 million in revolving and term loans, specifically:

•                                          $28.0 million revolving credit facility provided by LaSalle, which will expire on March 8, 2004.  The revolving credit facility includes a letter of credit facility with a sublimit of $22.0 million (or such greater amount as LaSalle may agree to for letters of credit).

•                                          $15.0 million term loan held by Bank One amortizing with $5.0 million due on June 30, 2003 and the remainder due on March 10, 2004.

The revolving credit facility bears interest based, at our option, either on LIBOR plus 4.00% or the Alternate Base Rate (as defined below) plus 1.75%. We may elect interest periods of 1, 2, or 3 months for LIBOR based borrowings. The Alternate Base Rate is the higher of (i) the rate publicly announced from time to time by LaSalle as its “prime rate,” (ii) the overnight federal funds rates plus 0.50%, and (iii) 4.25%. LIBOR will at all times be determined by taking into account maximum statutory reserves required (if any). The interest rate applicable to the term loan from March 1, 2003 until May 1, 2003 is a fixed rate of 15.0%, of which cash interest at 11.5% will be payable monthly in arrears and 3.5% will accrue without compounding and be payable on March 10, 2004 or earlier maturity, whether pursuant to any permitted prepayment acceleration or otherwise.  The interest rate applicable to the term loan as of May 1, 2003 (and thereafter) is a fixed rate of 17.0%, of which cash interest at 13.5% will be payable monthly in arrears and 3.5% will accrue without compounding and be payable on March 10, 2004 or earlier maturity, whether pursuant to any permitted prepayment acceleration or otherwise.

The senior credit facility includes covenants that limit our ability to incur additional indebtedness, issue preferred stock or pay dividends and contains certain other restrictions on our activities. It is secured by substantially all of our existing and future domestic subsidiaries’ existing and after-acquired assets (including 100% of the stock of our existing and future domestic subsidiaries and 65% of the stock of our existing and future foreign subsidiaries), by a first priority pledge of all of our common stock owned by our parent company and by all other existing and after-acquired property of our parent company.  At March 31, 2003, we had $16.2 million of letters of credit outstanding under the senior credit facility, borrowings against the senior credit facility aggregated $19.3 million, and we had $7.5 million available under the senior credit facility.

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

Gross daily collections are collected by us and deposited into banks using one of three methods, which impact our investment in working capital:

•                                          locations with revenues deposited into our bank accounts reduce our investment in working capital,

•                                          locations that have segregated accounts generally require no investment in working capital, and

•                                          accounts where the revenues are deposited into the clients’ accounts increase our investment in working capital.

Our average investment in working capital depends on our contract mix. For example, an increase in contracts that require all cash deposited in our bank accounts reduces our investment in working capital and improves our liquidity. During the first quarter of 2003 and the first quarter of 2002, there were no material changes in these types of contracts.   In addition, our clients may accelerate monthly distributions to them and have an estimated distribution occur in the current month.  During the first quarter of 2003 and the first quarter of 2002, there were no material changes in the timing of current month distributions.

Our liquidity also fluctuates on an intra-month and intra-year basis depending on the contract mix and timing of significant cash payments such as our scheduled interest payments on our notes. Additionally, our ability to utilize cash deposited into our local accounts is dependent upon the availability and movement of that cash into our corporate account. For all these reasons, we from time to time carry a significant cash balance, while at the same time utilize our senior credit facility.

We are required under certain contracts to provide performance bonds. These bonds are renewed on an annual basis. The market for performance bonds has been severely impacted by the events of September 11th and general economic conditions. Consequently, the market has contracted, resulting in an industry-wide requirement to provide additional collateral to the surety providers. As of March 31, 2003, we had provided $4.4 million in letters of credit to collateralize our current performance bond program.  We expect that we will have to provide additional collateral to support our performance bond program.  While we expect that we will be able to provide sufficient collateral, given our financial condition and the market conditions, there can be no assurance that we will be able to do so.

During the first quarter of 2003 our casualty insurance carrier returned funds previously held in trust, in the amount of $12.0 million, which was exchanged for a letter of credit in the same amount.

We have a significant amount of indebtedness. On March 31, 2003, we had total indebtedness of approximately $153.0 million, including $19.3 million under our senior credit facility, $74.8 million of 14% notes and $49.8 million of 9¼% notes.

Our $43.0 million senior credit facility consists of a $28.0 million revolving credit facility that will expire on March 8, 2004 and a $15.0 million term loan amortizing with $5.0 million due on or before June 30, 2003, and the balance due on March 10, 2004.

The $74.8 million of 14% notes (including $12.6 million of carrying value in excess of principal) mature in December 2006.

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

There can be no assurance that our cash flow from operations, combined with additional borrowings under the senior credit facility and any future credit facility, will be available in an amount sufficient to enable us to repay our indebtedness, including the 9¼% or the 14% notes, or to fund our other liquidity needs or planned capital expenditures.  We may need to refinance all or a portion of our indebtedness, including the senior credit facility, on or before their respective maturities.  There can be no assurance that we will be able to refinance any of our indebtedness, including the senior credit facility, on commercially reasonable terms or at all.

We have lease commitments of $21.0 million for fiscal 2003.  The leased properties generate sufficient cash flow to meet the base rent payment.

We had cash and cash equivalents of $7.2 million at March 31, 2003, compared to $6.2 million at December 31, 2002.

Three Months ended March 31, 2003 Compared to Three Months ended March 31, 2002.

Net cash provided by operating activities totaled $14.4 million for the first quarter of 2003 compared to $4.6 million for the first quarter of 2002. Cash provided during the first quarter of 2003 included $12.0 million from the return of funds held in a trust by our casualty insurance carrier, which was exchanged for a letter of credit in the same amount, a decrease in accounts receivable of $2.1 million and an increase in other liabilities of $2.6 million, which were offset by the payment of $2.3 million in interest payments on the senior subordinated notes. Cash provided during 2002 included a $4.8 million increase in other liabilities and $20.0 million from the exchange (see note 4 of Item 1), which were offset by the payment of $9.0 million in fees and expenses related to the exchange (that had been provided at December 31, 2001), an increase in accounts receivable of $3.7 million, a decrease in accounts payable of $2.8 million and $4.9 million in interest payments on the senior subordinated notes.

Cash used in investing activities totaled $0.2 million for the first quarter of 2003 compared to $0.3 million for the first quarter of 2002.  Cash used in investing for the first quarter of 2003 and the first quarter of 2001 resulted from capital purchases to secure and/or extend leased facilities and investments in management information system enhancements and contingent purchase payments on previously acquired contracts.

Cash used in financing activities totaled $13.4 million in the first quarter of 2003 compared to $4.9 million for the first quarter of 2002.  The 2003 first quarter activity included $12.3 million in payments on the senior credit facility, $0.6 million on capital lease payments and $0.3 million in debt issuance costs. The 2002 first quarter activity included $3.1 million in payments on the senior credit facility, $1.6 million in redemption of redeemable preferred stock (see note 5 of Item 1), and repayments on joint venture borrowings of $0.2 million.

Special Cautionary Notice Regarding Forward-Looking Statements.

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in this Quarterly Report generally.  You should carefully review the risks described in this Quarterly Report as well as the risks described in other documents filed by us and from time to time with the Securities and Exchange Commission.  In addition, when used in this Quarterly Report, the words “anticipates,” “plans,” “believes,” “estimates,” and “expects” and similar expressions are generally intended to identify forward-looking statements.  Such statements are subject to a number of risks and uncertainties.  Our actual results, performance or achievements could differ materially from the results expressed in, or implied by these forward-looking statements or us.  We undertake no obligation to revise these forward-looking statements to reflect any future events or circumstances.

Cautionary Statements.

We continue to be subject to certain factors that could cause our results to differ materially from expected and historical results (see the “Risk Factors” set forth in our Registration Statement on Form S-4 (No. 333-86008) filed on April 10, 2002, as amended (the “Registration Statement”), and our 2002 Form 10-K filed on March 7, 2003).

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

Foreign Currency Risk.  Our exposure to foreign exchange risk is minimal. All foreign investments are denominated in U.S. dollars, with the exception of Canada. We had approximately CAN $1.3 million of cash and no Canadian dollar denominated debt instruments at March 31, 2003. We do not hold any hedging instruments related to foreign currency transactions. We monitor foreign currency positions and may enter into certain hedging instruments in the future should we determine that exposure to foreign exchange risk has increased.

Item 4.  Controls and Procedures

Within 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, chief financial officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act of 1934 (the “Exchange Act”) Rule 13a-14.

Disclosure controls and procedures include internal controls and other procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is properly recorded, processed, summarized and reported within the time periods required by the rules and forms of the Securities and Exchange Commission (the “SEC”).  We do not expect that our disclosure controls and procedures will prevent all errors and fraud.  A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance–and cannot guarantee–that it will succeed in its stated objectives.

We monitor our disclosure controls and procedures and our internal controls and make modifications as necessary.  By monitoring our control systems, we intend that they be maintained as dynamic systems that change as conditions warrant.  The evaluation of our disclosure controls and procedures is performed on a quarterly basis so that the conclusions of our management, including the chief executive officer, chief financial officer and principal accounting officer, concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.  In addition, our disclosure controls and procedures are evaluated on an ongoing basis by our internal auditors, by our corporate accounting department and by our independent auditors in connection with their report on our annual financial statements.  As a result of such ongoing evaluations, we periodically make changes to our disclosure controls and procedures to improve the quality of our financial statements and related disclosures, including corrective actions to respond to identified reportable conditions.

Based upon their evaluation, the chief executive officer, chief financial officer and principal accounting officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information and in providing reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles generally accepted in the United States.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On October 25, 2002, we filed an Application for Temporary Injunction and verified Complaint in the Superior Court for the Judicial District of Hartford in Hartford, Connecticut against James F. Byrnes, Jr., acting Commissioner of Transportation for the State of Connecticut and First Union National Bank, in its capacity as trustee for the holders of the special facility bonds used to finance the garage.  The action seeks judicial interpretation of our contractual obligations in the operations of the parking facilities at the Bradley International Airport in Windsor Locks, Connecticut, pursuant to the 25-year lease we entered into with the State.  We have specifically requested the court for a judgment and permanent injunction prohibiting the State from attempting to recover the costs associated with anti-terrorism parking measures at the airport, diverting a capitalized interest account to pay for airport improvements and diverting airport parking receipts to pay for capital improvements and surface parking and garage security costs.  The case was transferred to the Housing Division on November 14, 2002.  Together with the State of Connecticut, we requested an expedited hearing on the declaratory judgment aspect of the case.  The court held its hearing on the matter on January 31, 2003 and the parties are awaiting the court’s decision.  The amount in controversy with the State and the subject to the declaratory judgment action is $0.7 million, consisting of $0.3 million representing the diversion of funds by the State from the capitalized interest bond account for post garage completion airport improvements and $0.4 million for garage security costs.  As of March 31, 2003, the discounted net receivable for this contract is $4.7 million, which includes deficiency payments of $2.0 million and is classified as a long-term receivable.

Item 4.  Submission of Matters to a Vote of Security Holders

Shareholder action by Less than Unanimous Written Consent in Lieu of a Special Meeting of the Holders of the Majority of the Issued and Outstanding Stock of APCOA/Standard Parking, Inc., was taken on February 28, 2003.  The holder of 26.3 shares of the Company’s common stock (84.0% of the outstanding common stock) voted to approve the change of the corporate name from APCOA/Standard Parking, Inc. to Standard Parking Corporation, effective as of March 31, 2003, and approve the filing of a Certificate of Amendment with the Delaware Secretary of State to effect the name change.

Item 6.  Exhibits and Reports on Form 8-K

(a)           Exhibits

Exhibit Number	Description

3.1*	Certificate of Amendment of the Certificate of Incorporation dated March 31, 2003.
10.1*	Amendment No. 6 to the Amended and Restated Senior Credit Agreement by and among the Company, LaSalle Bank National Association and Various Financial Institutions, dated April 30, 2003.

*              Filed herewith.

(b)           Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD PARKING CORPORATION

Dated: May 8, 2003	By:	/s/ Daniel R. Meyer
Daniel R. Meyer
Senior Vice President, Corporate Controller/
Assistant Treasurer
(Principal Accounting Officer and Duly Authorized Officer)

	By:	/s/ G. Marc Baumann
G. Marc Baumann
Executive Vice President, Chief Financial Officer /
Treasurer
(Principal Financial Officer)

CERTIFICATIONS

I, James A. Wilhelm, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of Standard Parking Corporation, formerly known as APCOA/Standard Parking, Inc.;

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

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003
	By:	/s/ James A. Wilhelm
James A. Wilhelm
Chief Executive Officer and President

I, G. Marc Baumann, certify that:

1.                    I have reviewed this quarterly report on Form 10-Q of Standard Parking Corporation, formerly known as APCOA/Standard Parking, Inc.;

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

5.                    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                            all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003
	By:	/s/ G. Marc Baumann
G. Marc Baumann
Executive Vice President, Chief Financial Officer/Treasurer

I, Daniel R. Meyer, certify that:

1.                    I have reviewed this quarterly report on Form 10-Q of Standard Parking Corporation, formerly known as APCOA/Standard Parking, Inc.;

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

5.                    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                            all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003
	By:	/s/ Daniel R. Meyer
Daniel R. Meyer
Senior Vice President, Corporate
Controller, and Assistant Treasurer

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Certificate of Amendment of the Certificate of Incorporation dated March 31, 2003.
10.1	Amendment No.6 to the Amended and Restated Senior Credit Agreement by and among the Company, LaSalle Bank National Association and Various Financial Institutions, dated April 30, 2003.