Form 10-Q
period 2003-06-30
STANDARD PARKING CORP
filed 2003-08-07
CIK 1059262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report:

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

YES ☐   NO ☒

As of August 7, 2003, there were outstanding 31.3 shares of the issuer’s common stock.

STANDARD PARKING CORPORATION

FORM 10-Q INDEX

Part I. Financial Information

Item 1.	Financial Statements (Unaudited):
Condensed Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002
Condensed Consolidated Statements of Operations for the three months ended June 30, 2003 and June 30, 2002 and for the six months ended June 30, 2003 and June 30, 2002
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and June 30, 2002
Notes to Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Part II. Other Information

Item 1.	Legal Proceedings
Item 6.	Exhibits and Reports on Form 8-K
Signatures
Index to Exhibits

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	June 30, 2003	December 31, 2002
	(Unaudited)	(see Note)

ASSETS
Current assets:
Cash and cash equivalents	$6,426	$6,153
Notes and accounts receivable, net	35,098	32,671
Prepaid expenses and supplies	1,461	1,621
Total current assets	42,985	40,445

Leaseholds and equipment, net	17,102	19,910
Long-term receivable	5,144	3,760
Advances and deposits	1,325	4,406
Goodwill	116,586	115,944
Intangible and other assets	6,262	6,485

Total assets	$189,404	$190,950

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$23,302	$24,403
Accrued and other current liabilities	21,161	21,932
Current portion of long-term borrowings	28,311	3,253
Total current liabilities	72,774	49,588

Long-term borrowings, excluding current portion	130,872	162,920
Other long-term liabilities	21,213	12,961

Convertible redeemable preferred stock, series D	51,570	47,224
Redeemable preferred stock, series C	59,516	56,347
Common stock subject to put/call rights; 5.01 shares issued and outstanding	10,110	9,470

Common stockholders’ deficit:
Common stock, par value $1.00 per share; 3,000 shares authorized; 26.3 shares issued and outstanding	1	1
Additional paid-in capital	15,222	15,222
Accumulated other comprehensive loss	(237)	(644)
Accumulated deficit	(171,637)	(162,139)
Total common stockholders’ deficit	(156,651)	(147,560)

Total liabilities and common stockholders’ deficit	$189,404	$190,950

See Notes to Condensed Consolidated Financial Statements.

Note:

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Parking services revenue:
Lease contracts	$35,891	$36,877	$71,565	$71,716
Management contracts	19,129	19,888	37,098	40,265
	55,020	56,765	108,663	111,981
Reimbursement of management contract expense	84,322	88,552	161,135	175,455
Total revenue	139,342	145,317	269,798	287,436

Cost of parking services:
Lease contracts	32,703	32,936	65,521	64,464
Management contracts	7,500	10,262	14,196	21,222
	40,203	43,198	79,717	85,686
Reimbursed management contract expenses	84,322	88,552	161,135	175,455
Total cost of parking services	124,525	131,750	240,852	261,141
Gross profit	14,817	13,567	28,946	26,295
General and administrative expenses	7,989	7,476	16,100	15,196
Special charges	248	1,243	345	1,451
Depreciation and amortization	1,850	2,073	3,740	3,482
Management fee-parent company	750	750	1,500	1,500
Operating income	3,980	2,025	7,261	4,666
Interest expense (income):
Interest expense	4,143	4,076	8,186	7,992
Interest income	(60)	(119)	(102)	(164)
	4,083	3,957	8,084	7,828

Loss before minority interest and income taxes	(103)	(1,932)	(823)	(3,162)

Minority interest expense	120	50	185	80
Income tax expense	157	134	335	249
Net loss	(380)	(2,116)	(1,343)	(3,491)

Preferred stock dividends	3,827	3,520	7,515	6,561
Increase in fair value of common stock subject to put/call rights	397	245	640	488
Net loss attributable to common stockholders	$(4,604)	$(5,881)	$(9,498)	$(10,540)

See Notes to Condensed Consolidated Financial Statements.

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended
	June 30, 2003	June 30, 2002

Operating activities:
Net loss	$(1,343)	$(3,491)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	3,740	3,482
Non-cash interest expense	672	645
Reversal for losses on account receivable	(367)	(65)
Change in operating assets and liabilities	5,329	4,069
Net cash provided by operating activities	8,031	4,640

Investing activities:
Purchase of leaseholds and equipment	(317)	(490)
Purchase of leaseholds and equipment by joint ventures	—	(3)
Contingent purchase payments	(237)	(110)
Net cash used in investing activities	(554)	(603)

Financing activities:
Proceeds from other debt	323	—
Payments on senior credit facility	(5,800)	(1,100)
Payments on long-term borrowings	(48)	(57)
Payments on joint venture borrowings	(382)	(372)
Payments of debt issuance costs	(522)	—
Payments on capital leases	(1,182)	(679)
Redemption of preferred stock	—	(2,500)
Net cash used in financing activities	(7,611)	(4,708)

Effect of exchange rate on cash and cash equivalents	407	282

Increase (decrease) in cash and cash equivalents	273	(389)
Cash and cash equivalents at beginning of period	6,153	7,602

Cash and cash equivalents at end of period	$6,426	$7,213

Supplemental disclosures:
Cash paid during the period for:
Interest	$7,242	$9,154
Income taxes	505	322

Supplemental disclosures of non-cash activity:
Debt issued for capital lease obligation	$379	$5,541
Redemption of series C preferred stock	—	(8,800)
Issuance of 18% senior convertible redeemable series D preferred stock	—	40,000
Redemption of 9 1/4 senior subordinated notes	—	(91,123)
Issuance of 14% senior subordinated second lien notes	1,232	60,385
Carrying value in excess of principal, related debt recapitalization	—	16,838

See Notes to Condensed Consolidated Financial Statements.

STANDARD PARKING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

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

In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the financial position and results of operations have been included. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that might be expected for any other interim period or the fiscal year ending December 31, 2003.  The financial statements presented in this Report should be read in conjunction with the consolidated financial statements and footnotes thereto included in our 2002 Annual Report on Form 10-K filed March 7, 2003.

Certain reclassifications have been made to the 2002 financial information to conform to the 2003 presentation.

2.  Recently Issued Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections.  SFAS No. 145 requires that certain gains and losses on extinguishments of debt be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt. We adopted SFAS No. 145 on January 1, 2003, and there was no impact to the results of operations or our financial position upon adoption.

In August 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS 146 nullifies the guidance of the Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring).  SFAS 146 requires that liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred.  SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability.  The provisions of SFAS 146 are required for exit or disposal activities that are initiated after December 31, 2002.  We adopted SFAS 146 on January 1, 2003, and there was no impact to the results of operations or our financial position upon adoption.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with SFAS No. 150 , a financial instrument that embodies an obligation for the issuer is required to be classified as a liability and the dividends previously classified as charges to equity may be recorded as an expense in the statement of operations .. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. For purposes of the effective date of SFAS No. 150, the Company is considered a non-public entity.  For nonpublic entities, mandatorily redeemable financial instruments are subject to the provisions of SFAS No. 150 for the first fiscal period beginning after December 15, 2003.  The Company is currently evaluating the impact of SFAS 150 on its financial instruments.

3.  Special Charges

Included in “Special Charges” in the accompanying condensed consolidated statements of operations are the following:

	Six Months Ended
	June 30, 2003	June 30, 2002

Cost associated with registration	$—	$869
Cost associated with prior year terminated locations	57	257
Parent company expenses	288	325
	$345	$1,451

The costs associated with registration for the period ended June 30, 2002, relate to professional fees incurred to register the 14% Senior Subordinated Second Lien Notes.

4.  Borrowing Arrangements

Long-term borrowings consist of:

	Interest		Amount Outstanding (in thousands)
	Rate(s)	Due Date	June 30, 2003	December 31, 2002

Senior Credit Facility	Various	March 2004	$25,800	$31,600
Senior Subordinated Second Lien Notes	14.00%	December 2006	62,840	61,608
Senior Subordinated Notes	9.25%	March 2008	48,877	48,877
Carrying value in excess of principal	Various	Various	12,737	14,181
Joint venture debentures	11.00-15.00%	Various	2,168	2,550
Capital lease obligations	Various	Various	4,546	5,425
Obligations on Seller notes and other	Various	Various	2,215	1,932
			159,183	166,173
Less current portion, including senior credit facility			28,311	3,253

			$130,872	$162,920

The 9 1/4 % Senior Subordinated Notes (the “9 1/4 % Notes”) were issued in September of 1998 and are due in March of 2008. The Notes are registered with the Securities and Exchange Commission.

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

The liquidation preference in order of preference, of our long-term borrowings is: senior credit facility, 14% Notes, 9 1/4% Notes, Joint Venture Debentures, and other debt.

On January 11, 2002, we completed an unregistered exchange and recapitalization of a portion of our 9 1/4% Notes.  We received gross cash proceeds of $20.0 million and retired $91.1 million of the 9 1/4% Notes.  In exchange, we issued $59.3 million of 14% Notes and 3,500 shares of 18% Senior Convertible Redeemable Series D Preferred Stock (“Series D Preferred Stock”), with a face value of $35.0 million which is mandatorily redeemable on June 15, 2008.  In conjunction with the exchange, we repaid $9.5 million of indebtedness under the senior credit facility, paid $2.7 million in accrued interest relating to the $91.1 million of the 9 1/4 % Notes that were tendered, $9.7 million (including $1.3 million capitalized as debt issuance costs related to the amended and restated senior credit facility) in fees and expenses related to the exchange, which included a $3.0 million transaction advisory fee to AP Holdings, Inc.  (“AP Holdings”), our parent company, and a repurchase of $1.5 million of redeemable preferred stock held by AP Holdings.  The fees and expenses of $9.7 million related to the exchange and the amended and restated senior credit facility were provided for in the period ended December 31, 2001.  We repurchased $0.1 million of redeemable preferred stock held by AP Holdings on February 20, 2002 and $0.9 million on June 17, 2002.

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

We entered into an amended and restated credit agreement as of January 11, 2002 with the LaSalle Bank National Association and Bank One, NA, (the lenders under the prior senior credit facility) that restructured our prior $40.0 million senior credit facility.  The senior credit facility was further amended effective as of June 17, 2002, June 30, 2002, December 30, 2002, January 22, 2003, February 26, 2003, April 30, 2003 and June 30, 2003.  On June 30, 2003 LaSalle Bank increased the revolving credit facility by $2.5 million to allow for the payment of $2.5 million on the term loan from Bank One.

Our senior credit facility consists of $43.0 million in revolving and term loans, specifically:

•        A $30.5 million revolving credit facility provided by LaSalle Bank which will expire on March 8, 2004.  The revolving credit facility includes a letter of credit facility with a sublimit of $22.0 million (or such greater amount as the lender may agree to for letters of credit).

•        A $12.5 million term loan from Bank One with $2.5 million due on September 30, 2003 and the remainder due on March 10, 2004.

We utilize the senior credit facility for working capital and general corporate purposes and to provide standby letters of credit.  The senior credit facility provides for cash borrowings up to the lesser of $30.5 million or 80% of our eligible accounts receivable (as defined therein), plus 50% of eligible capital improvement receivables as defined therein, plus 40% of net book value of fixed assets, minus 40% of capital lease indebtedness, plus additional availability of $7.0 million.  The $7.0 million of additional availability decreases by $0.5 million on October 1, 2003 and an additional $0.5 million as of the first day of each calendar quarter thereafter, until it has been eliminated.

The revolving credit facility bears interest based, at our option, either on LIBOR plus 4.50% or the Adjusted Corporate Base Rate (as defined below).  We may elect interest periods of 1, 2, or 3 months for LIBOR based borrowings.  LIBOR will at all times be determined by taking into account maximum statutory reserves required (if any).  LIBOR shall not be less than 1.3% for purposes of this credit facility.  The Adjusted Corporate Base Rate is the sum of 2.25% plus the greater of (i) the rate publicly announced from time to time by LaSalle as its “prime rate,” (ii) the overnight federal funds rate plus 0.50%, or (iii) 4.25%.

The interest rate applicable to the term loan from March 1, 2003 until May 1, 2003 was a fixed rate of 15.0%, of which cash interest at 11.5% was payable monthly in arrears and 3.5% accrued without compounding and be payable on March 10, 2004 or earlier at borrower’s election, whether pursuant to any permitted prepayment, acceleration or otherwise.  The interest rate applicable to the term loan as of May 1, 2003 (and thereafter) is a fixed rate of 17.0%, of which cash interest at 13.5% will be payable monthly in arrears and 3.5% will accrue without compounding and be payable on March 10, 2004 or earlier, at borrower’s election, pursuant to any permitted prepayment, acceleration or otherwise.

The senior credit facility includes covenants that limit our ability to incur additional indebtedness, issue preferred stock or pay dividends and contains certain other restrictions on our activities.  It is secured by substantially all of our assets (including a pledge of 100% of the stock of existing and future domestic guarantor subsidiaries and 65% of the stock of existing and future foreign subsidiaries), by a first priority pledge of all of the common stock owned by AP Holdings and by all other existing and after-acquired property of AP Holdings.

At June 30, 2003, we had $16.2 million of letters of credit outstanding under the senior credit facility, borrowings against the senior credit facility aggregated $25.8 million, and we had $1.0 million available under the senior credit facility.

The 9 1/4% Notes, 14% Notes and senior credit facility contain covenants that limit us from incurring additional indebtedness and issuing preferred stock, restrict dividend payments, limit transactions with affiliates and restrict certain other transactions.  Substantially all of our net assets are restricted under these provisions and covenants (See Note 7).

The January 11, 2002 exchange offer and recapitalization and its effect are as follows:

	Senior subordinated 9 1/4 % notes	Senior subordinated second lien 14% notes	Carrying value in excess of principal	Series D preferred stock 18%

Balance at December 31, 2001	$140,000	$—	$—	$—
Exchange of debt	(91,123)	59,285	16,838	35,000
Swap of series C for D	—		—	5,000
Dividends accumulated	—	—	—	7,224
Amortization of carrying value	—	—	(2,657)	—
PIK Notes issued and accrued	—	2,323	—	—
Balance at December 31, 2002	48,877	61,608	14,181	47,224

Dividends accumulated	—	—	—	4,346
Amortization of carrying value	—	—	(1,444)	—
PIK Notes issued and accrued	—	1,232	—	—

Balance at June 30, 2003	$48,877	$62,840	$12,737	$51,570

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

The Series C preferred stock has a maturity date of March 2008 and has an initial liquidation preference equal to $1,000,000 per share or $40.7 million in the aggregate. The Series C Preferred stock accrues dividends on a cumulative basis at 11¼% per year.  At June 30, 2003, dividends in arrears were $30.2 million with a per share valuation of $1,791,604.  Conversion may be fixed by resolution of the Board of Directors and the shares have no voting rights except as to alterations or changes that may adversely affect the holders of the Series C Preferred stock.

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

	Series C preferred stock 11¼% For the period ended
	June 30, 2003		December 31, 2002
	Shares	Value	Shares	Value
Beginning balance	33.2194	$56,347	40.6826	$61,330
Redemptions	—	—	(1.6259)	(2,500)
Swap of series C for D	—	—	(5.8373)	(8,800)
Dividends accumulated	—	3,169	—	6,317

Ending balance	33.2194	$59,516	33.2194	$56,347

On January 11, 2002, in connection with our recapitalization, we issued 3,500 shares of the 18% Senior Convertible Redeemable Series D Preferred Stock (the “Series D preferred stock”) to Fiducia, Ltd. which has a maturity date of June 2008 and has an initial liquidation preference equal to $10,000 per share or $35.0 million in the aggregate. Certain beneficial owners of Fiducia, Ltd. are members of the immediate family of John V. Holten, our Chairman.  The Series D preferred stock accrues dividends on a cumulative basis at 18% per year. At June 30, 2003, dividends in arrears were $11.6 million with a per share valuation of $12,893. Conversion is upon occurrence of an IPO at a rate related to the IPO price and the shares have no voting rights except as to creation of any class or series of shares ranking senior to the Series D preferred stock.  The number of shares of Series D preferred stock authorized for issuance is 17,500.

On March 11, 2002, in connection with a restructuring of the debt of Steamboat Holdings, Inc., the parent of AP Holdings, we exchanged with our parent company $8.8 million of Series C preferred stock for $5.0 million of Series D preferred stock.

	Series D preferred stock 18% For the period ended
	June 30, 2003		December 31, 2002
	Shares	Value	Shares	Value
Beginning balance	4,000.0	$47,224	—	$—
Issuance with exchange	—	—	3,500.0	35,000
Swap of series C for D	—	—	500.0	5,000
Dividends accumulated	—	4,346	—	7,224

Ending balance	4,000.0	$51,570	4,000.0	$47,224

6.  Goodwill and Intangible Assets

On January 1, 2002, we adopted SFAS No. 142, which eliminates the amortization of goodwill and requires that the goodwill be tested for impairment.  Impairment tests of goodwill made during the period ended June 30, 2003 did not require adjustment to the carrying value of our goodwill.  As of June 30, 2003 and 2002, our definite lived intangible assets of $2,696 and $3,283, respectively, net of accumulated amortization of $3,258 and $2,956, respectively, which primarily consist of non-compete agreements, continue to be amortized over their useful lives.

A roll forward of goodwill for the periods presented is as follows:

	June 30, 2003	December 31, 2002

Beginning balance	$115,944	$115,332
Effect of foreign currency translation	405	40
Contingency payments related to prior acquisitions	237	572
Ending balance	$116,586	$115,944

Amortization expense for intangible assets during the six months ended June 30, 2003 was $286.  Estimated amortization expense for 2003 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense
2003	$587
2004	587
2005	570
2006	516
2007	516
2008	39

7.  Subsidiary Guarantors

Substantially all of our direct or indirect wholly owned active domestic subsidiaries, fully, unconditionally, jointly and severally guarantee the 14% Notes and the 9 1/4% Notes discussed in Note 3. Separate financial statements of the guarantor subsidiaries are not separately presented because, in the opinion of management, such financial statements are not material to investors. The non-guarantor subsidiaries include joint ventures, wholly owned subsidiaries of our Company organized under the laws of foreign jurisdictions and inactive subsidiaries, all of which are included in the consolidated financial statements. The following is summarized combining financial information for the guarantor and non-guarantor subsidiaries of our Company:

	Standard	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Balance Sheet Data:
June 30, 2003
Cash and cash equivalents	$4,767	$26	$1,633	$—	$6,426
Notes and accounts receivable	29,351	667	5,080	—	35,098
Current assets	35,496	708	6,781	—	42,985
Leaseholds and equipment, net	14,161	396	2,545	—	17,102
Goodwill	109,579	3,339	3,668	—	116,586
Investments in subsidiaries	28,155	—	—	(28,155)	—
Total assets	179,862	15,920	21,777	(28,155)	189,404
Accounts payable	20,776	309	2,217	—	23,302
Current liabilities	66,668	830	5,276	—	72,774
Long-term borrowings, excluding current portion	128,087	25	2,760	—	130,872
Convertible redeemable preferred stock, series D	51,570	—	—	—	51,570
Redeemable preferred stock, Series C	59,516	—	—	—	59,516
Common stock subject to put/call rights	10,110	—	—	—	10,110
Total common stockholders’ (deficit) equity	(156,651)	15,065	13,090	(28,155)	(156,651)
Total liabilities and common stockholders’ equity (deficit)	179,862	15,920	21,777	(28,155)	189,404
December 31, 2002
Cash and cash equivalents	$3,933	$1,428	$792	$—	$6,153
Notes and accounts receivable	16,138	12,821	3,712	—	32,671
Current assets	21,711	14,289	4,445	—	40,445
Leaseholds and equipment, net	12,387	4,458	3,065	—	19,910
Goodwill	23,651	89,031	3,262	—	115,944
Investment in subsidiaries	96,018	—	—	(96,018)	—
Total assets	164,732	111,233	11,003	(96,018)	190,950
Accounts payable	16,851	5,505	2,047	—	24,403
Current liabilities	36,286	8,323	4,979	—	49,588
Long-term borrowings, excluding current portion	159,700	346	2,874	—	162,920
Convertible redeemable preferred stock, series D	47,224	—	—	—	47,224
Redeemable preferred stock, series C	56,347	—	—	—	56,347
Common stock subject to put/call rights	9,470	—	—	—	9,470
Total common stockholders’ (deficit) equity	(154,203)	100,105	2,556	(96,018)	(147,560)
Total liabilities and common stockholders’ equity (deficit)	164,732	111,233	11,003	(96,018)	190,950
Income Statement Data:
Six Months Ended June 30, 2003
Parking services revenue	$250,324	$12,398	$7,076	$—	$269,798
Cost of parking services	224,239	11,473	5,140	—	240,852
General and administrative expenses	15,862	—	238	—	16,100
Special charges	312	—	33	—	345
Depreciation and amortization	3,185	106	449	—	3,740
Management fee — parent company	1,500	—	—	—	1,500
Operating income	5,226	819	1,216	—	7,261
Interest expense (income), net	7,979	—	105	—	8,084
Equity in earnings of subsidiaries	1,519	—	—	(1,519)	—
Net (loss) income	(1,343)	819	700	(1,519)	(1,343)
Six Months Ended June 30, 2002
Parking services revenue	$240,494	$35,487	$11,455	$—	$287,436
Cost of parking services	223,639	27,970	9,532	—	261,141
General and administrative expenses	2,000	13,064	132	—	15,196
Special charges	1,451	—	—	—	1,451
Depreciation and amortization	2,169	887	426	—	3,482
Management fee — parent company	1,500	—	—	—	1,500
Operating income (loss)	9,734	(6,434)	1,366	—	4,666
Interest expense (income), net	7,671	(12)	169	—	7,828
Equity in earnings of subsidiaries	(5,708)	—	—	5,708	—
Net (loss) income	(3,491)	(6,422)	714	5,708	(3,491)
Cash Flow Data:
Six Months Ended June 30, 2003
Net cash provided by (used in) operating activities	$8,903	$(1,713)	$841	$—	$8,031
Investing activities:
Purchase of leaseholds and equipment	(317)	—	—	—	(317)
Contingent purchase payments	(237)	—	—	—	(237)
Net cash used in investing activities	(554)	—	—	—	(554)
Financing activities:
Proceeds from other debt	—	323	—	—	323
Payments on long-term borrowings	(5,848)	—	—	—	(5,848)
Payments on joint venture borrowings	(370)	(12)	—	—	(382)
Payments of debt issuance costs	(522)	—	—	—	(522)
Payments on capital leases	(1,182)	—	—	—	(1,182)
Net cash (used in) provided by financing activities	(7,922)	311	—	—	(7,611)
Effect of exchange rate changes	407	—	—	—	407
Six Months Ended June 30, 2002
Net cash (used in) provided by operating activities	$(483)	$3,011	$2,112	$—	$4,640
Investing activities:
Purchase of leaseholds and equipment	(548)	(1,038)	(3)	—	(493)
Contingent purchase payments	(110)	—	—	—	(110)
Net cash used in investing activities	(600)	—	(3)	—	(603)
Financing activities:
Payments on long-term borrowings	(1,157)	—	—	—	(1,157)
Payments on joint venture borrowings	(372)	—	—	—	(372)
Payments on capital leases	(679)	—	—	—	(679)
Redemption of redeemable preferred stock	(2,500)	—	—	—	(2,500)
Net cash used in financing activities	(4,708)	—	—	—	(4,708)
Effect of exchange rate changes	282	—	—	—	282

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We operate in a single reportable segment, operating parking facilities under two types of arrangements: management contracts and leases.  Under a management contract, we typically receive a base monthly fee for managing the property and may also receive a small incentive bonus based on the achievement of facility revenues above a base amount among other factors.  In some instances, we also receive certain fees for ancillary services.  Typically, all of the underlying revenues, expenses and capital expenditures under a management contract flow through to the property owner, not to us.  Under lease arrangements, we generally pay to the property owner either a fixed annual rental, a percentage of gross customer collections or a combination thereof.  We collect all revenues under lease arrangements and are responsible for most operating expenses, but we are typically not responsible for major maintenance or capital expenditures.  As of June 30, 2003, we operated approximately 84% of our 1,890 parking facilities under management contracts and approximately 16% under leases.

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

Impairment of Long-Lived Assets and Goodwill

As of June 30, 2003, our net long-lived assets were comprised primarily of $13.5 million of property, equipment and leasehold improvements and $3.6 million of contract and lease rights. In accounting for our long-lived assets, other than goodwill and other intangible assets, we apply the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” Beginning January 1, 2002, we account for goodwill and other intangible assets under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” As of June 30, 2003, we had $116.6 million of goodwill.

The determination and measurement of an impairment loss under these accounting standards require the significant use of judgment and estimates. The determination of fair value of these assets utilizes cash flow projections that assume certain future revenue and cost levels, assumed discount rates based upon current market conditions and other valuation factors, all of which involve the use of significant judgment and estimation. For the fiscal year ended December 31, 2002, and for the six month period ended June 30, 2003, we were not required to record any impairment charges related to long-lived assets or to goodwill.  Future events may indicate differences from our judgments and estimates which could, in turn, result in impairment charges in the future. Future events that may result in impairment charges include increases in interest rates, which would impact discount rates, unfavorable economic conditions or other factors which could decrease revenues and profitability of existing locations, and changes in the cost structure of existing facilities. Factors that could potentially have an unfavorable economic effect on our judgments and estimates include, among others: changes imposed by governmental and regulatory agencies, such as property condemnations and assessment of parking-related taxes; construction or other events that could change traffic patterns; and terrorism or other catastrophic events.

Contract and Lease Rights

As of June 30, 2003, we had $3.6 million of contract and lease rights. We capitalize payments made to third parties which provide us the right to manage or lease facilities. Lease rights and management contract rights which are purchased individually are amortized on a straight-line basis over the terms of the related agreements which range from 5 to 7 years. Management contract rights acquired through acquisition of an entity are amortized as a group over the estimated term of the contracts, including anticipated renewals and terminations based on our historical experience (typically 7 years). If the renewal rate of contracts within an acquired group is less than initially estimated, accelerated amortization or impairment may be necessary.

Insurance Reserves

We purchase comprehensive casualty insurance (including without limitation general liability, garagekeepers legal liability, worker’s compensation and umbrella/excess liability insurance) covering certain claims that occur at parking facilities we lease or manage.  Our various liability insurance policies have deductibles of up to $250,000 that must be met before the insurance companies are required to reimburse us for costs incurred relating to covered claims.  As a result, we are, in effect, self-insured for all claims up to the deductible levels.  We also are self-insured for up to $125,000 per year per covered individual in eligible medical expenses incurred by certain employees and family members who receive medical coverage through the company.  We apply the provisions of SFAS No. 5, “Accounting for Contingencies”, in determining the timing and amount of expense recognition associated with claims against us. The expense recognition is based upon our determination of an unfavorable outcome of a claim being deemed as probable and reasonably estimated, as defined in SFAS No. 5. This determination requires the use of judgment in both the estimation of probability and the amount to be recognized as an expense. We utilize historical claims experience along with regular input from third party insurance advisors and actuaries in determining the required level of insurance reserves.  Future information regarding historical loss experience may require changes to the level of insurance reserves and could result in increased expense recognition in the future.

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

Summary of Operating Facilities

The following table reflects our facilities at the end of the periods indicated:

	June 30, 2003	December 31, 2002	June 30, 2002

Managed facilities	1,596	1,606	1,609
Leased facilities	294	293	323
Total facilities	1,890	1,899	1,932

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

Three Months ended June 30, 2003 Compared to Three Months ended June 30, 2002

Parking services revenue—lease contracts.  Lease contract revenue decreased $1.0 million, or 2.7%, to $35.9 million in the second quarter of 2003, compared to $36.9 million in the second quarter of 2002.  This decrease resulted from the net reduction of 29 leases through contract expirations and the downturn in general economic conditions.

Parking services revenue—management contracts.  Management contract revenue decreased $0.8 million, or 3.8%, to $19.1 million in the second quarter of 2003 compared to $19.9 million in the second quarter of 2002.  This decrease resulted primarily from the net reduction of 13 management contracts.

 Reimbursement of management contract expense.  Reimbursement of management contract expenses decreased $4.2 million, or 4.8%, to $84.3 million for the second quarter of 2003 compared to $88.5 million for the second quarter of 2002. This decrease resulted from the reduction in contracts and costs incurred on the behalf of owners.

Cost of parking services—lease contracts.  Cost of parking services for lease contracts decreased $0.2 million, or 0.7%, to $32.7 million for the second quarter of 2003, compared to $32.9 million in the second quarter of 2002.  This decrease resulted from the net reduction of 29 leases through contract expirations which was partially offset by the increase in rents on lease contract renewals.  Gross margin for lease contracts declined to 8.9% for the second quarter of 2003 compared to 10.7% for the second quarter of 2002.  This decrease resulted from increased rents on lease contract renewals, lower airport travel volumes and the downturn in general economic conditions.

Cost of parking services—management contracts.  Cost of parking services for management contracts decreased $2.8 million, or 26.9%, to $7.5 million for the second quarter of 2003, compared to $10.3 million in the second quarter of 2002.  This decrease resulted from the net reduction of 13 management contracts. Gross margin for management contracts improved to 60.8% in the second quarter of 2003 compared to 48.4% for the second quarter of 2002.  Most management contracts have no cost of parking services related to them, as all costs are reimbursable to us.  However, several contracts, which are referred to as reverse management contracts, require us to pay for certain costs that are offset by larger management fees.  The decrease in cost of parking for management contracts was related to the reduction of several unprofitable contracts and the reduction in costs of operations.

General and administrative expenses.  General and administrative expenses increased $0.5 million, or 6.9%, to $8.0 million for the second quarter of 2003, as compared to $7.5 million for the second quarter of 2002.  This increase resulted primarily from increases in wage and benefit costs and professional and consulting fees.

Special charges.  We recorded $0.2 million of special charges in the second quarter of 2003, as compared to $1.2 million in charges in the second quarter of 2002.  The 2003 special charges relate primarily to costs associated with our parent company.  The 2002 special charges relate primarily to legal costs incurred for the registration of the 14% senior subordinated second lien notes, costs related to terminated contracts, parent company debt reorganization, COBRA insurance costs of a prior subsidiary of our former parent in accordance with ERISA requirements, prior years rent adjustments and other items.  (see Note 3 of Item 1).

Management fee—parent company.  We recorded $0.8 million of management fee in the second quarters of 2003 and 2002 to our parent company, AP Holdings, pursuant to our management agreement with AP Holdings.  The actual payment of the management fee is limited by the terms and conditions as set forth in the senior credit facility.

Six Months ended June 30, 2003 Compared to Six Months ended June 30, 2002

Parking services revenue—lease contracts.  Lease contract revenue decreased $0.2 million, or 0.2%, to $71.5 million in the first six months of 2003, compared to $71.7 million in the first six months of 2002.  This decrease resulted from the net reduction of 29 leases through contract expirations and the downturn in general economic conditions, offset by increases in new business.

Parking services revenue—management contracts.  Management contract revenue decreased $3.2 million, or 7.9%, to $37.1 million in the first six months of 2003, compared to $40.3 million in the first six months of 2002.  This decrease resulted from the net reduction of 13 management contracts and the downturn in general economic conditions which impact our reverse management contracts.

Reimbursement of management contract expense.  Reimbursement of management contract expenses decreased $14.4 million, or 8.2%, to $161.1 million for the first six months of 2003 compared to $175.5 million for the first six months of 2002. This decrease resulted from the reduction in contracts and costs incurred on the behalf of owners.

 Cost of parking services—lease contracts.  Cost of parking services for lease contracts increased $1.0 million, or 1.6%, to $65.5 million for the first six months of 2003, compared to $64.5 million in the first six months of 2002.  This increase resulted from the increase in rents on lease contract renewals, which was partially offset by the net reduction of 29 leases through contract expirations.  Gross margin for lease contracts decreased to 8.4% for the first six months of 2003 compared to 10.1% for the first six months of 2002.  This decrease resulted from increased rents on lease contract renewals, lower airport travel volumes and the downturn in general economic conditions.

Cost of parking services—management contracts.  Cost of parking services for management contracts decreased $7.0 million, or 33.1%, to $14.2 million for the first six months of 2003, compared to $21.2 million in the first six months of 2002.  This decrease resulted primarily from the net reduction of 13 management contracts. Gross margin for management contracts increased to 61.7% in the first six months of 2003 compared to 47.3% for the first six months of 2002.  Most management contracts have no cost of parking services related to them, as all costs are reimbursable to us.  However, several contracts, which are referred to as reverse management contracts, require us to pay for certain costs that are offset by larger management fees. The decrease in cost of parking for management contracts was related to the reduction of several unprofitable contracts and the reduction in costs of operations.

General and administrative expenses.  General and administrative expenses increased $0.9 million, or 5.9%, to $16.1 million for the first six months of 2003, as compared to $15.2 million for the first six months of 2002.  This increase resulted primarily from increases in wage and benefit costs and professional and consulting fees.

Special charges.  We recorded $0.3 million of special charges in the first six months of 2003, as compared to $1.5 million in special charges in the first six months of 2002. The 2003 special charges relate primarily to costs associated with our parent company and costs associated with prior year terminated contracts. The 2002 special charges relate primarily to legal costs incurred for the registration of the 14% senior subordinated second lien notes, costs related to terminated contracts, parent company debt reorganization, insurance costs in accordance with ERISA requirements, prior years rent adjustments and other items.  (see Note 3 of Item 1).

Management fee—parent company.  We recorded $1.5 million of management fee in each of the first six months of 2003 and 2002 to our parent company, AP Holdings, pursuant to our management agreement with AP Holdings.  The actual payment of the management fee is determined by the terms and conditions as set forth in the senior credit facility.

Liquidity and Capital Resources

On January 11, 2002, we completed a restructuring of our publicly issued debt.  We exchanged $91.1 million of our outstanding 9 1/4% notes due 2008 for $59.3 million our newly issued 14% senior subordinated second lien notes due 2006 and shares of our newly issued Series D preferred stock.  As part of these transactions, we also received $20.0 million in cash.  The cash was used to repay borrowings under our old credit facility, repurchase shares of existing redeemable Series C preferred stock owned by our parent company and pay expenses incurred in connection with the restructuring transactions.

In conjunction with the exchange, we repaid $9.5 million of indebtedness under our senior credit facility, paid $2.7 million in accrued interest relating to the $91.1 million of the 9 1/4% notes due 2008 that were tendered, $9.7 million (including $1.3 capitalized as debt issuance costs related to the senior credit facility) in fees and expenses related to the exchange, which included a $3.0 million transaction advisory fee to AP Holdings.  In addition, we repurchased $1.5 million of redeemable preferred stock held by AP Holdings. The fees and expenses of $9.7 million related to the exchange and the amended and restated senior credit facility were provided for in the period ended December 31, 2001. See Note D to the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2002.

We entered into an amended and restated credit agreement as of January 11, 2002 with the LaSalle Bank National Association and Bank One, N.A., (the lenders under our prior senior credit facility) that restructured our prior $40.0 million senior credit facility.  The senior credit facility was further amended effective as of June 17, 2002, June 30, 2002, December 30, 2002, January 22, 2003, February 26, 2003, April 30, 2003 and June 30, 2003.  On June 30, 2003, LaSalle Bank increased the revolving credit facility by $2.5 million to allow for the payment of $2.5 million on the term loan from Bank One.

Our senior credit facility consists of $43.0 million in revolving and term loans, specifically:

•              $30.5 million revolving credit facility provided by LaSalle, which will expire on March 8, 2004.  The revolving credit facility includes a letter of credit facility with a sublimit of $22.0 million (or such greater amount as LaSalle may agree to for letters of credit).

•              $12.5 million term loan held by Bank One amortizing with $2.5 million due on September 30, 2003 and the remainder due on March 10, 2004.

The revolving credit facility bears interest based, at our option, either on LIBOR plus 4.50% or the Adjusted Corporate Base Rate (as defined below).  We may elect interest periods of 1, 2, or 3 months for LIBOR based borrowings.  LIBOR will at all times be determined by taking into account maximum statutory reserves required (if any).  LIBOR shall not be less than 1.3% for purposes of this credit facility.  The Adjusted Corporate Base Rate is the sum of 2.25% plus the greater of (i) the rate publicly announced from time to time by LaSalle as its “prime rate,” (ii) the overnight federal funds rates plus 0.50%, or (iii) 4.25%. The interest rate applicable to the term loan from March 1, 2003 until May 1, 2003 was a fixed rate of 15.0%, of which cash interest at 11.5% was payable monthly in arrears and 3.5% accrued without compounding and be payable on March 10, 2004 or earlier maturity, whether pursuant to any permitted prepayment acceleration or otherwise.  The interest rate applicable to the term loan as of May 1, 2003 (and thereafter) is a fixed rate of 17.0%, of which cash interest at 13.5% will be payable monthly in arrears and 3.5% will accrue without compounding and be payable on March 10, 2004 or earlier maturity, whether pursuant to any permitted prepayment acceleration or otherwise.

The senior credit facility includes covenants that limit our ability to incur additional indebtedness, issue preferred stock or pay dividends and contains certain other restrictions on our activities. It is secured by substantially all of our existing and future domestic guarantor subsidiaries existing and after-acquired assets (including a pledge of 100% of the stock of our existing and future domestic guarantor subsidiaries and 65% of the stock of our existing and future foreign subsidiaries), by a first priority pledge of all of our common stock owned by our parent company and by all other existing and after-acquired property of our parent company.  At June 30, 2003, we had $16.2 million of letters of credit outstanding under the senior credit facility, borrowings against the senior credit facility aggregated $25.8 million, and we had $1.0 million available under the senior credit facility.

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

Our average investment in working capital depends on our contract mix. For example, an increase in contracts that require all cash deposited in our bank accounts reduces our investment in working capital and improves our liquidity. During the first six months of 2003 and the first six months of 2002, there were no material changes in these types of contracts.   In addition, our clients may accelerate monthly distributions to them and have an estimated distribution occur in the current month.  During the first six months of 2003 and the first six months of 2002, there were no material changes in the timing of current month distributions.

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

We are required under certain contracts to provide performance bonds. These bonds are renewed on an annual basis. The market for performance bonds has been severely impacted by the events of September 11th and general economic conditions. Consequently, the market has contracted, resulting in an industry-wide requirement to provide additional collateral to the surety providers. As of June 30, 2003, we had provided $4.4 million in letters of credit to collateralize our current performance bond program.  We expect that we will have to provide additional collateral to support our performance bond program.  While we expect that we will be able to provide sufficient collateral, given our financial condition and the market conditions, there can be no assurance that we will be able to do so.

During the first quarter of 2003 our casualty insurance carrier returned funds previously held in trust, in the amount of $12.0 million, which was exchanged for a letter of credit in the same amount.

We have a significant amount of indebtedness.  On June 30, 2003, we had total indebtedness of approximately $159.2 million, including $25.8 million under our senior credit facility, $74.7 million of 14% notes and $49.8 million of 9 1/4% notes.

Our $43.0 million senior credit facility consists of a $30.5 million revolving credit facility that will expire on March 8, 2004 and a $12.5 million term loan amortizing with $2.5 million due on or before September 30, 2003, and the balance due on March 10, 2004.

The $74.7 million of 14% notes (including $11.9 million of carrying value in excess of principal) mature in December 2006.

The $49.8 million of 9 1/4% notes (including $0.9 million in carrying value in excess of principal) are due in March 2008.

We will need to refinance all or a portion of our indebtedness, including our senior credit facility and possibly including the 14% notes and the 9 1/4% notes, on or before their respective maturities.  We anticipate that we will rely on additional or amended credit facilities and public or private debt to refinance our indebtedness.  We continue to explore financing options and our ability to access the capital markets, including private placements of debt or equity securities to, among other things, refinance our existing debt in the open markets, privately negotiated transactions, tender offers or otherwise to improve liquidity and our capital structure, to the extent permitted by our debt documents.  We cannot assure you that we will be successful in any such financing efforts.  The senior credit facility, the 14% notes and the 9 1/4% notes contain covenants that limit us from, among other things, incurring additional indebtedness and issuing preferred stock, restrict dividend payments, limit transactions with affiliates and restrict certain other transactions. If we are unable to refinance our debt, we may default under the terms of our indebtedness, which could lead to an acceleration of the debt. We do not expect that we could repay all of our outstanding indebtedness if the repayment of such indebtedness were accelerated.

There can be no assurance that our cash flow from operations, combined with additional borrowings under the senior credit facility and any future credit facility, will be available in an amount sufficient to enable us to repay our indebtedness, including the 9 1/4% or the 14% notes, or to fund our other liquidity needs or planned capital expenditures.  We may need to refinance all or a portion of our indebtedness, including the senior credit facility, on or before their respective maturities.  There can be no assurance that we will be able to refinance any of our indebtedness, including the senior credit facility, on commercially reasonable terms or at all.

We have lease commitments of $21.0 million for fiscal 2003.  The leased properties generate sufficient cash flow to meet the base rent payment.

We had cash and cash equivalents of $6.4 million at June 30, 2003, compared to $6.2 million at December 31, 2002.

Six Months ended June 30, 2003 Compared to Six Months ended June 30, 2002.

Net cash provided by operating activities totaled $8.0 million for the first six months of 2003 compared to $4.6 million for the first six months of 2002. Cash provided during the first six months of 2003 included $12.0 million from the return of funds held in a trust by our casualty insurance carrier, which was exchanged for a letter of credit in the same amount and a decrease in prepaid and other assets of $2.5 million, which were offset by the payment of $5.3 million in interest payments on the senior subordinated notes, an increase in accounts receivable of $3.4 million and a decrease in accounts payable of $1.1 million. Cash provided during 2002 included a $1.1 million increase in other liabilities and $20.0 million from the exchange (see note 4 of Item 1), which were offset by the payment of $9.0 million in fees and expenses related to the exchange (that had been provided at December 31, 2001), a decrease in accounts payable of $8.0 million, an increase in accounts receivable of $0.5 million and $7.1 million in interest payments on the senior subordinated notes and the senior subordinated second lien notes.

Cash used in investing activities totaled $0.6 million for each of the first six months of 2003 and 2002.  Cash used in investing for the first six months of 2003 and the first six months of 2002 resulted from capital purchases to secure and/or extend leased facilities and investments in management information system enhancements and contingent purchase payments on previously acquired contracts.

Cash used in financing activities totaled $7.6 million in the first six months of 2003 compared to $4.7 million for the first six months of 2002.  The 2003 activity included $5.8 million in payments on the senior credit facility, $1.2 million on capital lease payments, $0.5 million in debt issuance costs and repayments on joint venture borrowings of $0.4 million.  The 2002 activity included $1.1 million in payments on the senior credit facility, $2.5 million in redemption of redeemable preferred stock (see note 5 of Item 1), $0.7 million in payments of capital lease obligations and repayments on joint venture borrowings of $0.4 million.

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

Our senior credit facility provides for a $30.5 million revolving variable rate senior credit facility.  Interest expense on such borrowing is sensitive to changes in the market rate of interest. If we were to borrow the entire $30.5 million available under the facility, a 1% increase in the average market rate would result in an increase in our annual interest expense of approximately $0.3 million.

This amount is determined by considering the impact of the hypothetical interest rates on our borrowing cost, but does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Due to the uncertainty of the specific changes and their possible effects, the foregoing sensitivity analysis assumes no changes in our financial structure.

Foreign Currency Risk.  Our exposure to foreign exchange risk is minimal. All foreign investments are denominated in U.S. dollars, with the exception of Canada. We had approximately CAN $1.9 million of cash and $0.4 million of Canadian dollar denominated debt instruments at June 30, 2003. We do not hold any hedging instruments related to foreign currency transactions. We monitor foreign currency positions and may enter into certain hedging instruments in the future should we determine that exposure to foreign exchange risk has increased.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On October 25, 2002, we filed an Application for Temporary Injunction and verified Complaint in the Superior Court for the Judicial District of Hartford in Hartford, Connecticut against James F. Byrnes, Jr., acting Commissioner of Transportation for the State of Connecticut and First Union National Bank, in its capacity as trustee for the holders of the special facility bonds used to finance the garage.  The action sought judicial interpretation of our contractual obligations in the operations of the parking facilities at the Bradley International Airport in Windsor Locks, Connecticut, pursuant to the 25-year lease we entered into with the State.  We specifically requested the court for a judgment and permanent injunction prohibiting the State from attempting to recover the costs associated with anti-terrorism parking measures at the airport, diverting a capitalized interest account to pay for airport improvements and diverting airport parking receipts to pay for capital improvements and surface parking and garage security costs.  The case was transferred to the Housing Division on November 14, 2002.  Together with the State of Connecticut, we requested an expedited hearing on the declaratory judgment aspect of the case.  The court held its hearing on the matter on January 31, 2003 and rendered its opinion on May 30, 2003. The amount in controversy with the State and the subject of the declaratory judgment action was $0.7 million, consisting of $0.3 million representing the diversion of funds by the State from the capitalized interest bond account for post garage completion airport improvements and $0.4 million for garage security costs.  The court ruled that the State of Connecticut was legally responsible for the costs associated with anti-terrorism parking measures at the airport.  However, the court found in favor of the State with respect to the State’s assertion that it had the right to divert the capitalized interest account to pay for post garage completion airport improvements.  As a result of the court ruling, the trustee adjusted the June disbursements to take effect of the court’s decision.

As of June 30, 2003, the discounted net receivable for this contract is $5.1 million, which includes deficiency payments of $2.5 million and is classified as a long-term receivable.

Item 6.  Exhibits and Reports on Form 8-K

(a)           Exhibits

Exhibit Number	Description

10.1*	Amendment No. 7 to the Amended and Restated Senior Credit Agreement by and among the Company, LaSalle Bank National Association and Various Financial Institutions, dated June 30, 2003.
10.2*

Management Agreement by and between Circle Line Sightseeing Yachts, Inc. and the Company dated September 19, 2000 and First Amendment to the Management Agreement by and between Circle Line Sightseeing Yachts, Inc. and the Company dated June 9, 2003.

31.1*	Section 302 Certification dated August 7, 2003 for James A. Wilhelm, Chief Executive Officer and President.
31.2*	Section 302 Certification dated August 7, 2003 for G. Marc Baumann, Executive Vice President, Chief Financial Officer and Treasurer.
31.3*	Section 302 Certification dated August 7, 2003 for Daniel R. Meyer, Senior Vice President, Corporate Controller and Assistant Treasurer.
32.1*	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*              Filed herewith.

(b)           Reports on Form 8-K

During second-quarter 2003, the Company filed the following current reports on Form 8-K:

Date of Report	Description

April 1, 2003	The Company announced its name change from APCOA/Standard Parking, Inc. to Standard Parking Corporation.
May 14, 2003	The Company announced its first-quarter 2003 operating results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD PARKING CORPORATION

Dated: August 7, 2003	By:	/s/ Daniel R. Meyer
Daniel R. Meyer
Senior Vice President, Corporate Controller/
Assistant Treasurer
(Principal Accounting Officer and Duly Authorized Officer)

	By:	/s/ G. Marc Baumann
G. Marc Baumann
Executive Vice President, Chief Financial Officer /
Treasurer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1*	Amendment No.7 to the Amended and Restated Senior Credit Agreement by and among the Company, LaSalle Bank National Association and Various Financial Institutions, dated June 30, 2003.
10.2*

Management Agreement by and between Circle Line Sightseeing Yachts, Inc. and the Company dated September 19, 2000 and First Amendment to the Management Agreement by and between Circle Line Sightseeing Yachts, Inc. and the Company dated June 9, 2003.

31.1*	Section 302 Certification dated August 7, 2003 for James A. Wilhelm, Chief Executive Officer and President.
31.2*	Section 302 Certification dated August 7, 2003 for G. Marc Baumann, Executive Vice President, Chief Financial Officer and Treasurer.
31.3*	Section 302 Certification dated August 7, 2003 for Daniel R. Meyer, Senior Vice President, Corporate Controller and Assistant Treasurer.
32.1*	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.