Form 10-Q
period 2003-09-30
STANDARD PARKING CORP
filed 2003-11-05
CIK 1059262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

YES ☐   NO ☒

As of November 5, 2003, there were outstanding 31.3 shares of the issuer’s common stock.

STANDARD PARKING CORPORATION

FORM 10-Q INDEX

Part I. Financial Information

Item 1.	Financial Statements (Unaudited):
Condensed Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002
Condensed Consolidated Statements of Operations for the three months ended September 30, 2003 and September 30, 2002 and for the nine months ended September 30, 2003 and September 30, 2002
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and September 30,2002
Notes to Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

Part II. Other Information

Item 1.	Legal Proceedings
Item 6.	Exhibits and Reports on Form 8-K
Signatures
Certifications
Index to Exhibits

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	September 30, 2003	December 31, 2002
	(Unaudited)	(see Note)

ASSETS
Current assets:
Cash and cash equivalents	$7,510	$6,153
Notes and accounts receivable, net	32,763	32,671
Prepaid expenses and supplies	1,495	1,621
Total current assets	41,768	40,445

Leaseholds and equipment, net	16,079	19,910
Long-term receivables	7,288	3,760
Advances and deposits	1,219	4,406
Goodwill	116,806	115,944
Intangible and other assets	8,188	6,485

Total assets	$191,348	$190,950

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$23,556	$24,403
Accrued and other current liabilities	20,428	21,932
Current portion of long-term borrowings	2,498	3,253
Total current liabilities	46,482	49,588

Long-term borrowings, excluding current portion	162,088	162,920
Other long-term liabilities	18,851	12,961

Convertible redeemable preferred stock, series D	53,953	47,224
Redeemable preferred stock, series C	58,772	56,347
Common stock subject to put/call rights; 5.01 shares issued and outstanding	10,407	9,470

Common stockholders’ deficit:
Common stock, par value $1.00 per share; 3,000 shares authorized; 26.3 shares issued and outstanding	1	1
Additional paid-in capital	15,222	15,222
Accumulated other comprehensive loss	(309)	(644)
Accumulated deficit	(174,119)	(162,139)
Total common stockholders’ deficit	(159,205)	(147,560)

Total liabilities and common stockholders’ deficit	$191,348	$190,950

See Notes to Condensed Consolidated Financial Statements.

Note:                             The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Parking services revenue:
Lease contracts	$31,989	$36,499	$103,554	$108,215
Management contracts	18,491	18,464	55,589	58,729
	50,480	54,963	159,143	166,944
Reimbursement of management contract expense	84,160	101,936	245,295	277,391
Total revenue	134,640	156,899	404,438	444,335
Cost of parking services:
Lease contracts	28,001	33,755	93,522	98,219
Management contracts	7,097	6,935	21,293	28,157
	35,098	40,690	114,815	126,376
Reimbursed management contract expenses	84,160	101,936	245,295	277,391
Total cost of parking services	119,258	142,626	360,110	403,767
Gross profit	15,382	14,273	44,328	40,568
General and administrative expenses	8,265	7,351	24,365	22,547
Special charges	203	303	548	1,754
Depreciation and amortization	1,815	1,952	5,555	5,434
Management fee-parent company	750	750	2,250	2,250
Operating income	4,349	3,917	11,610	8,583
Interest expense (income):
Interest expense	4,061	4,231	12,247	12,158
Interest income	(51)	(40)	(153)	(139)
	4,010	4,191	12,094	12,019
Gain on extinguishment of debt	1,757	—	1,757	—
Income (loss) before minority interest and income taxes	2,096	(274)	1,273	(3,436)
Minority interest	81	44	266	124
Income tax expense	148	104	483	353
Net income (loss)	1,867	(422)	524	(3,913)
Preferred stock dividends	4,052	3,425	11,567	9,986
Increase in value of common stock subject to put/call rights	297	239	937	727
Net loss attributable to common stockholders	$(2,482)	$(4,086)	$(11,980)	$(14,626)

See Notes to Condensed Consolidated Financial Statements.

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended
	September 30, 2003	September 30, 2002

Operating activities:
Net income (loss)’	$524	$(3,913)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	5,555	5,434
Non-cash interest expense	931	971
(Reversal of) provision for losses on account receivable	(235)	132
Gain on extinguishment of debt	(1,757)	—
Change in operating assets and liabilities	2,332	2,068
Net cash provided by operating activities	7,350	4,692

Investing activities:
Purchase of leaseholds and equipment	(591)	(1,122)
Contingent purchase payments	(460)	(348)
Net cash used in investing activities	(1,051)	(1,470)

Financing activities:
Proceeds from other debt	332	—
Proceeds from (payments on) senior credit facility	7,800	(100)
Payments on long-term borrowings	(33)	(50)
Payments on joint venture borrowings	(558)	(566)
Payments of debt issuance costs	(2,834)	—
Payments on capital leases	(1,656)	(1,448)
Repurchase of 14% senior subordinated second lien notes	(5,915)	—
Redemption of series C preferred stock	(2,413)	(2,500)
Net cash used in financing activities	(5,277)	(4,664)

Effect of exchange rate on cash and cash equivalents	335	20

Increase (decrease) in cash and cash equivalents	1,357	(1,422)
Cash and cash equivalents at beginning of period	6,153	7,602

Cash and cash equivalents at end of period	$7,510	$6,180

Supplemental disclosures:
Cash paid during the period for:
Interest	$11,728	$12,628
Income taxes	565	441

Supplemental disclosures of non-cash activity:
Debt issued for capital lease obligations	682	6,290
Redemption of series C preferred stock	—	(8,800)
Issuance of 18% senior convertible redeemable series D preferred stock	—	40,000
Redemption of 9¼% senior subordinated notes	—	(91,123)
Issuance of 14% senior subordinated second lien notes	1,232	60,385
Carrying value in excess of principal, related debt recapitalization	—	16,838

See Notes to Condensed Consolidated Financial Statements.

STANDARD PARKING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

(in thousands except per share data, unaudited)

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

In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the financial position and results of operations have been included. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that might be expected for any other interim period or the fiscal year ending December 31, 2003.  The financial statements presented in this Report should be read in conjunction with the consolidated financial statements and footnotes thereto included in our 2002 Annual Report on Form 10-K filed March 7, 2003.

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

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities – An Interpretation of Accounting  Research Bulletin (“ARB”) No. 51.”  This interpretation provides guidance on how to identify variable interest entities and how to determine whether or not those entities should be consolidated.  FIN 46 applies to variable interest entities created after January 31, 2003.  FIN 46 also applies in the first fiscal quarter or interim period ending after December 15, 2003, in which a company holds a variable interest in an entity that it acquired before February 1, 2003.  We are currently evaluating our interests in entities acquired before February 1, 2003, to determine the impact of FIN 46, if any, may have on our financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”.  This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with SFAS No. 150, a financial instrument that embodies an obligation for the issuer is required to be classified as a liability and the dividends previously classified as charges to equity must be recorded as an expense in the statement of operations. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. For purposes of the effective date of SFAS No. 150, we are considered a non-public entity.  For nonpublic entities, mandatorily redeemable financial instruments are subject to the provisions of SFAS No. 150 for the first fiscal period beginning after December 15, 2003.  We are currently evaluating the impact of SFAS 150 on our financial statements.

3.  Special Charges

Included in “Special Charges” in the accompanying condensed consolidated statements of operations are the following:

	Nine Months Ended
	September 30, 2003	September 30, 2002

Cost associated with financing alternatives	$183	$—
Cost associated with registration	—	676
Cost associated with prior year terminated locations	67	517
Parent company expenses	298	282
Incremental integration costs and other	—	279
	$548	$1,754

The costs associated with prior year terminated locations for the period ended September 30, 2003, is net of $150 received from Wayne County for reimbursement of current year’s costs.  (See Part II, Item 1).  The costs associated with registration for the period ended September 30, 2002, relate to professional fees incurred to register the 14% Senior Subordinated Second Lien Notes.

4.  Exchange and Recapitalization

On January 11, 2002, we completed an unregistered exchange and recapitalization of a portion of our 9¼% Notes.  We received gross cash proceeds of $20.0 million and retired $91.1 million of the 9¼% Notes.  In exchange, we issued $59.3 million of 14% Notes and 3,500 shares of 18% Senior Convertible Redeemable Series D Preferred Stock (“Series D Preferred Stock”), with a face value of $35.0 million which is mandatorily redeemable on June 15, 2008.  In conjunction with the exchange, we repaid $9.5 million of indebtedness under the senior credit facility, paid $2.7 million in accrued interest relating to the $91.1 million of the 9¼ % Notes that were tendered, $9.7 million (including $1.3 million capitalized as debt issuance costs related to the amended and restated senior credit facility) in fees and expenses related to the exchange, which included a $3.0 million transaction advisory fee to AP Holdings, Inc.  (“AP Holdings”), our parent company, and a repurchase of $1.5 million of redeemable preferred stock held by AP Holdings.  The fees and expenses of $9.7 million related to the exchange and the amended and restated senior credit facility were provided for in the period ended December 31, 2001.  We repurchased $0.1 million of redeemable preferred stock held by AP Holdings on February 20, 2002 and $0.9 million on June 17, 2002.

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

5.  Borrowing Arrangements

Long-term borrowings, in order of preference, consist of:

	Interest Rate(s)	Due Date	Amount Outstanding (in thousands)
			September 30, 2003	December 31, 2002

Senior Credit Facility	Various	June 2006	$39,400	$31,600
Senior Subordinated Second Lien Notes	14.00%	December 2006	56,891	61,608
Senior Subordinated Notes	9¼%	March 2008	48,877	48,877
Carrying value in excess of principal	Various	Various	10,820	14,181
Joint venture debentures	11.00-15.00%	Various	1,992	2,550
Capital lease obligations	Various	Various	4,375	5,425
Obligations on Seller notes and other	Various	Various	2,231	1,932
			164,586	166,173
Less current portion			2,498	3,253

			$162,088	$162,920

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

On September 9, 2003, we repurchased a portion of our 14% senior subordinated second lien notes at a discount for $5.9 million in cash.  The transaction and its effects are as follows:

	Senior subordinated 9 1/4% notes	Senior subordinated second lien 14% notes	Carrying value in excess of principal
Balance at December 31, 2002	$48,877	$61,608	$14,181
Repurchase of 14% senior subordinated second lien notes, at face value	—	(6,500)	(1,172)
Amortization of carrying value	—	—	(2,189)
PIK notes issued and accrued	—	1,783	—

Balance at September 30, 2003	$48,877	$56,891	$10,820

We entered into a Second Amended and Restated Credit Agreement as of August 28, 2003 with LaSalle Bank National Association, as agent and revolving lender (“LaSalle”), and Credit Suisse First Boston, as term loan lender.  Credit Suisse First Boston has subsequently assigned all of its loans and rights as lender to several funds affiliated with GoldenTree Asset Management (collectively, “GoldenTree”).  This Second Amended and Restated Credit Agreement represents a restructuring of the prior $43.0 million senior credit facility.

The senior credit facility now consists of $65.0 million in revolving and term loans, specifically:

•        $33.0 million revolving credit facility provided by LaSalle Bank, which will expire on June 30, 2006.  The revolving credit facility includes a letter of credit facility with a sublimit of $30.0 million (or such greater amount as LaSalle may  agree to for letters of credit), and $32.0 million term loan held by GoldenTree due in full on July 31, 2006.

The revolving credit facility bears interest, at our option, at either LIBOR plus 4.50% or the Adjusted Corporate Base Rate (as defined below) plus 2.25%.  We may elect interest periods of 1, 2 or 3 months for LIBOR based borrowings.  LIBOR will at all times be determined by taking into account maximum statutory reserves required (if any).  LIBOR shall not be less than 1.3% for purposes of this credit facility.  The Adjusted Corporate Base Rate is the greater of (i) the rate publicly announced from time to time by LaSalle as its “prime rate” (but not less than 4.25% per annum), or (ii) the overnight federal funds rate plus 0.50%.  The term loan bears interest equal to the rate publicly announced from time to time by LaSalle as its “prime rate” (but not less than 4.25% per annum), plus 6.75%.  Accrued term loan interest is payable monthly in arrears.  Pursuant to the terms of the credit agreement, we have elected to defer the cash payment of 3% per annum of term loan interest.  The deferred amount (together with accrued interest thereon) is payable upon maturity of the term loan.

The senior credit facility includes covenants that limit our ability to incur additional indebtedness, issue preferred stock or pay dividends and contain certain other restrictions on our activities.  It is secured by substantially all of our existing and future domestic guarantor subsidiaries existing and after-acquired assets (including a pledge of 100% of the stock of our existing and future domestic guarantor subsidiaries and 65% of the stock of our existing and future foreign subsidiaries), by a first priority pledge of all of our common stock owned by AP Holdings and by all other existing and after-acquired property of AP Holdings.

At September 30, 2003, we had $16.8 million of letters of credit outstanding under the senior credit facility, borrowings against the senior credit facility aggregated $39.4 million, and we had $8.8 million available under the senior credit facility.

The 9¼% Notes, 14% Notes and senior credit facility contain covenants that limit us from incurring additional indebtedness and issuing preferred stock, restrict dividend payments, limit transactions with affiliates and restrict certain other transactions.  Substantially all of our net assets are restricted under these provisions and covenants (See Note 8).

6.  Redeemable Preferred Stock

In connection with the Standard acquisition on March 30, 1998, we received $40.7 million from AP Holdings in exchange for $70.0 million face amount of 11¼% Redeemable Preferred Stock (the “Series C preferred stock”). Cumulative preferred dividends are payable semi-annually at the rate of 11¼%. Any semi-annual dividend not declared or paid in cash automatically increases the liquidation preference of the stock by the amount of the unpaid dividend. We are required to redeem the stock no later than March 2008.

The Series C preferred stock has a maturity date of March 2008 and has an initial liquidation preference equal to $1,000,000 per share or $40.7 million in the aggregate. The Series C Preferred stock accrues dividends on a cumulative basis at 11¼% per year.  At September 30, 2003, dividends in arrears were $31.9 million with a per share valuation of $1,843,758.  Conversion may be fixed by resolution of the Board of Directors and the shares have no voting rights except as to alterations or changes that may adversely affect the holders of the Series C Preferred stock.

In January 2002, we redeemed $1.5 million and $0.1 million of the Series C preferred stock held by AP Holdings in two separate transactions for cash of $1.6 million.  On June 17, 2002 and September 9, 2003, we redeemed an additional $0.9 million and $2.4 million, respectively, of the Series C preferred stock held by AP Holdings for $0.9 million and $2.4 million in cash, respectively.  The proceeds received by AP Holdings were used by it to repurchase, directly or indirectly, its outstanding 11 1/4 % senior discount notes.

	Series C preferred stock 11 1/4%
	For the period ended
	September 30, 2003		December 31, 2002
	Shares	Value	Shares	Value
Beginning balance	33.2194	$56,347	40.6826	$61,330
Redemptions	(1.3432)	(2,413)	(1.6259)	(2,500)
Swap of series C for D	—	—	(5.8373)	(8,800)
Dividends accumulated	—	4,838	—	6,317

Ending balance	31.8762	$58,772	33.2194	$56,347

On January 11, 2002, in connection with our recapitalization, we issued 3,500 shares of the 18% Senior Convertible Redeemable Series D Preferred Stock (the “Series D preferred stock”) to Fiducia, Ltd. which has a maturity date of June 2008 and has an initial liquidation preference equal to $10,000 per share or $35.0 million in the aggregate. Certain beneficial owners of Fiducia, Ltd. are members of the immediate family of John V. Holten, our Chairman.  The Series D preferred stock accrues dividends on a cumulative basis at 18% per year. At September 30, 2003, dividends in arrears were $13.9 million with a per share valuation of $13,488. Conversion is upon occurrence of an IPO at a rate related to the IPO price and the shares have no voting rights except as to creation of any class or series of shares ranking senior to the Series D preferred stock.  The number of shares of Series D preferred stock authorized for issuance is 17,500.

On March 11, 2002, in connection with a restructuring of the debt of Steamboat Holdings, Inc., the parent of AP Holdings, we exchanged with our parent company $8.8 million of Series C preferred stock for $5.0 million of Series D preferred stock.

	Series D preferred stock 18%
	For the period ended
	September 30, 2003		December 31, 2002
	Shares	Value	Shares	Value
Beginning balance	4,000.0	$47,224	—	$—
Issuance with exchange	—	—	3,500.0	35,000
Swap of series C for D	—	—	500.0	5,000
Dividends accumulated	—	6,729	—	7,224

Ending balance	4,000.0	$53,953	4,000.0	$47,224

7.  Goodwill and Intangible Assets

On January 1, 2002, we adopted SFAS No. 142, which eliminates the amortization of goodwill and requires that the goodwill be tested for impairment.  Impairment tests of goodwill made during the period ended September 30, 2003 did not require adjustment to the carrying value of our goodwill.  As of September 30, 2003 and 2002, our definite lived intangible assets of $2,549 and $3,136, respectively, net of accumulated amortization of $3,401 and $3,099, respectively, which primarily consist of non-compete agreements, continue to be amortized over their useful lives.

A roll forward of goodwill for the periods presented is as follows:

	September 30, 2003	December 31, 2002

Beginning balance	$115,944	$115,332
Effect of foreign currency translation	460	40
Contingency payments related to prior acquisitions	402	572
Ending balance	$116,806	$115,944

Amortization expense for intangible assets during the nine months ended September 30, 2003 was $440.  Estimated amortization expense for 2003 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense
2003	$587
2004	587
2005	570
2006	516
2007	516
2008	39

8.  Subsidiary Guarantors

Substantially all of our direct or indirect wholly owned active domestic subsidiaries, fully, unconditionally, jointly and severally guarantee the 14% Notes and the 9¼% Notes discussed in Note 5. Separate financial statements of the guarantor subsidiaries are not separately presented because, in the opinion of management, such financial statements are not material to investors. The non-guarantor subsidiaries include joint ventures, wholly owned subsidiaries of our Company organized under the laws of foreign jurisdictions and inactive subsidiaries, all of which are included in the consolidated financial statements. The following is summarized combining financial information for the guarantor and non-guarantor subsidiaries of our Company:

	Standard	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Balance Sheet Data:
September 30, 2003
Cash and cash equivalents	$5,861	$110	$1,539	$—	$7,510
Notes and accounts receivable, net	27,191	577	4,995	—	32,763
Current assets	34,454	702	6,612	—	41,768
Leaseholds and equipment, net	13,385	363	2,331	—	16,079
Goodwill	109,699	3,444	3,663	—	116,806
Investments in subsidiaries	29,370	—	—	(29,370)	—
Total assets	183,371	16,697	20,650	(29,370)	191,348
Accounts payable	21,371	348	1,837	—	23,556
Current liabilities	41,303	1,067	4,112	—	46,482
Long-term borrowings, excluding current portion	159,589	23	2,476	—	162,088
Convertible redeemable preferred stock, series D	53,953	—	—	—	53,953
Redeemable preferred stock, Series C	58,772	—	—	—	58,772
Common stock subject to put/call rights; 5.01 shares issued and outstanding	10,407	—	—	—	10,407
Total common stockholders’ (deficit) equity	(159,205)	15,607	13,763	(29,370)	(159,205)
Total liabilities and common stockholders’ equity (deficit)	$183,371	$16,697	$20,650	$(29,370)	$191,348
December 31, 2002
Cash and cash equivalents	$3,933	$1,428	$792	$—	$6,153
Notes and accounts receivable	16,138	12,821	3,712	—	32,671
Current assets	21,711	14,289	4,445	—	40,445
Leaseholds and equipment, net	12,387	4,458	3,065	—	19,910
Goodwill	23,651	89,031	3,262	—	115,944
Investment in subsidiaries	96,018	—	—	(96,018)	—
Total assets	164,732	111,233	11,003	(96,018)	190,950
Accounts payable	16,851	5,505	2,047	—	24,403
Current liabilities	36,286	8,323	4,979	—	49,588
Long-term borrowings, excluding current portion	159,700	346	2,874	—	162,920
Convertible redeemable preferred stock, series D	47,224	—	—	—	47,224
Redeemable preferred stock, series C	56,347	—	—	—	56,347
Common stock subject to put/call rights	9,470	—	—	—	9,470
Total common stockholders’ (deficit) equity	(154,203)	100,105	2,556	(96,018)	(147,560)
Total liabilities and common stockholders’ equity (deficit)	$164,732	$111,233	$11,003	$(96,018)	$190,950
Income Statement Data:
Nine Months Ended September 30, 2003
Parking services revenue	$377,419	$16,563	$10,456	$—	$404,438
Cost of parking services	337,745	15,041	7,324	—	360,110
General and administrative expenses	23,985	—	380	—	24,365
Special charges	478	—	70	—	548
Depreciation and amortization	4,743	159	653	—	5,555
Management fee — parent company	2,250	—	—	—	2,250
Operating income	8,218	1,363	2,029	—	11,610
Interest expense, net	11,944	1	149	—	12,094
Non-operating income	1,757	—	—	—	1,757
Equity in earnings of subsidiaries	(2,791)	—	—	2,791	—
Net (loss) income	$(5,058)	$1,362	$1,429	$2,791	$524
Nine Months Ended September 30, 2002
Parking services revenue	$374,729	$53,063	$16,543	$—	$444,335
Cost of parking services	348,346	41,537	13,844	—	403,767
General and administrative expenses	2,495	19,851	201	—	22,547
Special charges	1,690	—	64	—	1,754
Depreciation and amortization	3,316	1,390	728	—	5,434
Management fee — parent company	2,250	—	—	—	2,250
Operating income (loss)	16,592	(9,715)	1,706	—	8,583
Interest expense (income), net	11,775	(8)	252	—	12,019
Equity in earnings of subsidiaries	(8,945)	—	—	8,945	—
Net (loss) income	$(3,913)	$(9,742)	$797	$8,945	$(3,913)
Cash Flow Data:
Nine Months Ended September 30, 2003
Net cash provided by (used in) operating activities	$7,768	$(624)	$1,333	$—	$7,350
Investing activities:
Purchase of leaseholds and equipment	(591)	—	—	—	(591)
Contingent purchase payments	(460)	—	—	—	(460)
Net cash used in investing activities	(1,051)	—	—	—	(1,051)
Financing activities:
Proceeds from other debt	—	332	—	—	332
Proceeds from long-term borrowings, net	7,767	—	—	—	7,767
Payments on joint venture borrowings	(528)	(30)	—	—	(558)
Payments of debt issuance costs	(2,834)	—	—	—	(2,834)
Payments on capital leases	(1,656)	—	—	—	(1,656)
Repurchase of 14% senior subordinated second lien notes	(5,915)	—	—	—	(5,915)
Redemption of series C preferred stock	(2,413)	—	—	—	(2,413)
Net cash (used in) provided by financing activities	(5,579)	302	—	—	(5,277)
Effect of exchange rate changes	—	335	—	—	335
Increase in cash and cash equivalents	1,138	13	206	—	1,357
Nine Months Ended September 30, 2002
Net cash (used in) provided by operating activities	$603	$3,503	$238	$—	$4,344
Investing activities:
Purchase of leaseholds and equipment	(1,119)	—	(3)	—	(1,122)
Contingent purchase payments	—	—	—	—	—
Net cash used in investing activities	(1,119)	—	(3)	—	(1,122)
Financing activities:
Payments on long-term borrowings	(150)	—	—	—	(150)
Payments on joint venture borrowings	(566)	—	—	—	(566)
Payments on capital leases	(1,448)	—	—	—	(1,448)
Redemption of redeemable preferred stock	(2,500)	—	—	—	(2,500)
Net cash used in financing activities	(4,664)	—	—	—	(4,664)
Effect of exchange rate changes	20	—	—	—	20
(Decrease) increase in cash and cash equivalents	(5,160)	3,503	235	—	(1,422)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We operate in a single reportable segment, operating parking facilities under two types of arrangements: management contracts and leases.  Under a management contract, we typically receive a base monthly fee for managing the property and may also receive a small incentive bonus based on the achievement of facility revenues above a base amount among other factors.  In some instances, we also receive certain fees for ancillary services.  Typically, all of the underlying revenues, expenses and capital expenditures under a management contract flow through to the property owner, not to us.  Under lease arrangements, we generally pay to the property owner either a fixed annual rental, a percentage of gross customer collections or a combination thereof.  We collect all revenues under lease arrangements and are responsible for most operating expenses, but we are typically not responsible for major maintenance or capital expenditures.  As of September 30, 2003, we operated approximately 84% of our 1,868 parking facilities under management contracts and approximately 16% under leases.

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

Impairment of Long-Lived Assets and Goodwill

As of September 30, 2003, our net long-lived assets were comprised primarily of $12.8 million of property, equipment and leasehold improvements and $3.3 million of contract and lease rights. In accounting for our long-lived assets, other than goodwill and other intangible assets, we apply the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” Beginning January 1, 2002, we account for goodwill and other intangible assets under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” As of September 30, 2003, we had $116.8 million of goodwill.

The determination and measurement of an impairment loss under these accounting standards require the significant use of judgment and estimates. The determination of fair value of these assets utilizes cash flow projections that assume certain future revenue and cost levels, assumed discount rates based upon current market conditions and other valuation factors, all of which involve the use of significant judgment and estimation. For the fiscal year ended December 31, 2002, and for the nine month period ended September 30, 2003, we were not required to record any impairment charges related to long-lived assets or to goodwill.  Future events may indicate differences from our judgments and estimates which could, in turn, result in impairment charges in the future. Future events that may result in impairment charges include increases in interest rates, which would impact discount rates, unfavorable economic conditions or other factors which could decrease revenues and profitability of existing locations, and changes in the cost structure of existing facilities. Factors that could potentially have an unfavorable economic effect on our judgments and estimates include, among others: changes imposed by governmental and regulatory agencies, such as property condemnations and assessment of parking-related taxes; construction or other events that could change traffic patterns; and terrorism or other catastrophic events.

Contract and Lease Rights

As of September 30, 2003, we had $3.3 million of contract and lease rights. We capitalize payments made to third parties which provide us the right to manage or lease facilities. Lease rights and management contract rights which are purchased individually are amortized on a straight-line basis over the terms of the related agreements which range from 5 to 7 years. Management contract rights acquired through acquisition of an entity are amortized as a group over the estimated term of the contracts, including anticipated renewals and terminations based on our historical experience (typically 7 years). If the renewal rate of contracts within an acquired group is less than initially estimated, accelerated amortization or impairment may be necessary.

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

Summary of Operating Facilities

The following table reflects our facilities at the end of the periods indicated:

	September 30, 2003	December 31, 2002	September 30, 2002

Managed facilities	1,576	1,595	1,586
Leased facilities	292	294	309
Total facilities	1,868	1,889	1,895

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

Three Months ended September 30, 2003 Compared to Three Months ended September 30, 2002

Parking services revenue—lease contracts.  Lease contract revenue decreased $4.5 million, or 12.4%, to $32.0 million in the third quarter of 2003, compared to $36.5 million in the third quarter of 2002.  This decrease resulted from the net reduction of 17 leases through contract expirations, the conversions to management contracts and general economic conditions.

Parking services revenue—management contracts.  Management contract revenue of $18.5 million in the third quarter of 2003 was equal to the $18.5 million in the third quarter of 2002.  The net reduction of 10 management contracts was offset by the increase in existing business.

Reimbursement of management contract expense.  Reimbursement of management contract expenses decreased $17.7 million, or 17.4% to $84.2 million for the third quarter of 2003 compared to $101.9 million for the third quarter of 2003. This decrease resulted from the reduction in contracts and costs incurred on the behalf of owners.

Cost of parking services—lease contracts.  Cost of parking services for lease contracts decreased $5.8 million, or 17.0%, to $28.0 million for the third quarter of 2003, compared to $33.8 million in the third quarter of 2002.  This decrease resulted from the net reduction of 17 leases through contract expirations and the conversions to management contracts.  Gross margin for lease contracts increased to 12.5% for the third quarter of 2003 compared to 7.5% for the third quarter of 2002.  This increase resulted from termination of leases, conversions to management contracts and reduction in operating expenses.

Cost of parking services—management contracts.  Cost of parking services for management contracts increased $0.2 million, or 2.3%, to $7.1 million for the third quarter of 2003, compared to $6.9 million in the third quarter of 2002.  This increase resulted from cost increases in our reverse management contracts which was offset by the net reduction of 10 management contracts and $0.3 million reimbursement from Wayne County Airport settlement.  Gross margin for management contracts declined to 61.6% in the third quarter of 2003 compared to 62.4% for the third quarter of 2002.  Most management contracts have no cost of parking services related to them, as all costs are reimbursable to us.  However, several contracts, which are referred to as reverse management contracts, require us to pay for certain costs that are offset by larger management fees.  The increase in cost of parking for management contracts was related to the costs of operations for this type of contract.

General and administrative expenses.  General and administrative expenses increased $0.9 million, or 12.4%, to $8.3 million for the third quarter of 2003, as compared to $7.4 million for the third quarter of 2002.  This increase resulted primarily from increases in wage and benefit costs and professional and consulting fees.

Special charges.  We recorded $0.2 million of special charges in the third quarter of 2003, as compared to $0.3 million in charges in the third quarter of 2002.  The 2003 special charges relate primarily to costs associated with financing alternatives and costs associated with prior  year terminated contracts, which were offset by a $0.2 million reimbursement from the Wayne County Airport settlement.  The 2002 special charges relate primarily to legal costs incurred for the registration of the 14% senior subordinated second lien notes and costs related to terminated contracts.

Management fee—parent company.  We recorded $0.8 million of management fee in the third quarters of 2003 and 2002 to our parent company, AP Holdings, pursuant to our management agreement with AP Holdings.  The actual payment of the management fee is limited by the terms and conditions as set forth in the senior credit facility.

Nine Months ended September 30, 2003 Compared to Nine Months ended September 30, 2002

Parking services revenue—lease contracts.  Lease contract revenue decreased $4.7 million, or 4.3%, to $103.6 million in the first nine months of 2003, compared to $108.2 million in the first nine months of 2002.  This decrease resulted from the net reduction of 17 leases through contract expirations, conversions to management contracts and general economic conditions, offset by increases in new business.

Parking services revenue—management contracts.  Management contract revenue decreased $3.1 million, or 5.3%, to $55.6 million in the first nine months of 2003, compared to $58.7 million in the first nine months of 2002.  This decrease resulted from the net reduction of 10 management contracts and general economic conditions which impact our reverse management contracts.

Reimbursement of management contract expense.  Reimbursement of management contract expenses decreased $32.1 million, or 11.6%, to $245.3 million for the first nine months of 2003 compared to $277.4 million for the first nine months of 2002. This decrease resulted from the reduction in contracts and costs incurred on the behalf of owners.

 Cost of parking services—lease contracts.  Cost of parking services for lease contracts decreased $4.7 million, or 4.8%, to $93.5 million for the first nine months of 2003, compared to $98.2 million in the first nine months of 2002.  This decrease resulted from the net reduction of 17 leases through contract expirations and conversions to management contracts.  Gross margin for lease contracts increased to 9.7% for the first nine months of 2003 compared to 9.2% for the first nine months of 2002.  This increase resulted from the termination of lower margin contracts and reduction of operating expenses on existing contracts.

Cost of parking services—management contracts.  Cost of parking services for management contracts decreased $6.9 million, or 24.4%, to $21.3 million for the first nine months of 2003, compared to $28.2 million in the first nine months of 2002.  This decrease resulted primarily from the net reduction of 10 management contracts and $0.3 million reimbursement from the Wayne County Airport settlement. Gross margin for management contracts increased to 61.7% in the first nine months of 2003 compared to 52.1% for the first nine months of 2002.  Most management contracts have no cost of parking services related to them, as all costs are reimbursable to us.  However, several contracts, which are referred to as reverse management contracts, require us to pay for certain costs that are offset by larger management fees. The decrease in cost of parking for management contracts was related to the reduction of several unprofitable contracts and the reduction in costs of operations.

General and administrative expenses.  General and administrative expenses increased $1.8 million, or 8.1%, to $24.4 million for the first nine months of 2003, as compared to $22.6 million for the first nine months of 2002.  This increase resulted primarily from increases in wage and benefit costs and professional and consulting fees.

Special charges.  We recorded $0.5 million of special charges in the first nine months of 2003, as compared to $1.8 million in special charges in the first nine months of 2002. The 2003 special charges relate primarily to costs associated with our parent company, costs associated with financing alternatives and costs associated with prior year terminated contracts, which was partially offset by a $0.2 million reimbursement from the Wayne County Airport settlement. The 2002 special charges relate primarily to legal costs incurred for the registration of the 14% senior subordinated second lien notes, costs related to terminated contracts, parent company debt reorganization, insurance costs in accordance with ERISA requirements, prior years rent adjustments and other items.  (see Note 3 of Item 1).

Management fee—parent company.  We recorded $2.3 million of management fee in each of the first nine months of 2003 and 2002 to our parent company, AP Holdings, pursuant to our management agreement with AP Holdings.  The actual payment of the management fee is determined by the terms and conditions as set forth in the senior credit facility.

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

We entered into a Second Amended and Restated Credit Agreement as of August 28, 2003 with LaSalle Bank National Association, as agent and revolving lender (“LaSalle”), and Credit Suisse First Boston, as term loan lender.  Credit Suisse First Boston has subsequently assigned all of its loans and rights as lender to several funds affiliated with GoldenTree Asset Management (collectively, “GoldenTree”).  This Second Amended and Restated Credit Agreement represents a restructuring of the prior $43.0 million senior credit facility.

The senior credit facility now consists of $65.0 million in revolving and term loans, specifically:

•                       $33.0 million revolving credit facility provided by LaSalle Bank, which will expire on June 30, 2006.  The revolving credit facility includes a letter of credit facility with a sublimit of $30.0 million (or such greater amount as LaSalle may  agree to for letters of credit), and $32.0 million term loan held by GoldenTree due in full on July 31, 2006.

The revolving credit facility bears interest, at our option, at either LIBOR plus 4.50% or the Adjusted Corporate Base Rate (as defined below) plus 2.25%.  We may elect interest periods of 1, 2 or 3 months for LIBOR based borrowings.  LIBOR will at all times be determined by taking into account maximum statutory reserves required (if any).  LIBOR shall not be less than 1.3% for purposes of this credit facility.  The Adjusted Corporate Base Rate is the greater of (i) the rate publicly announced from time to time by LaSalle as its “prime rate” (but not less than 4.25% per annum), or (ii) the overnight federal funds rate plus 0.50%.  The term loan bears interest equal to the rate publicly announced from time to time by LaSalle as its “prime rate” (but not less than 4.25% per annum), plus 6.75%.  Accrued term loan interest is payable monthly in arrears.  Pursuant to the terms of the credit agreement, we have elected to defer the cash payment of 3% per annum of term loan interest.  The deferred amount (together with accrued interest thereon) is payable upon maturity of the term loan.

The senior credit facility includes covenants that limit our ability to incur additional indebtedness, issue preferred stock or pay dividends and contain certain other restrictions on our activities.  It is secured by substantially all of our existing and future domestic guarantor subsidiaries existing and after-acquired assets (including a pledge of 100% of the stock of our existing and future domestic guarantor subsidiaries and 65% of the stock of our existing and future foreign subsidiaries), by a first priority pledge of all of our common stock owned by AP Holdings and by all other existing and after-acquired property of AP Holdings.

At September 30, 2003, we had $16.8 million of letters of credit outstanding under the senior credit facility, borrowings against the senior credit facility aggregated $39.4 million, and we had $8.8 million available under the senior credit facility.

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

Our average investment in working capital depends on our contract mix. For example, an increase in contracts that require all cash deposited in our bank accounts reduces our investment in working capital and improves our liquidity. During the first nine months of 2003 and the first nine months of 2002, there were no material changes in these types of contracts.   In addition, our clients may accelerate monthly distributions to them and have an estimated distribution occur in the current month.  During the first nine months of 2003 and the first nine months of 2002, there were no material changes in the timing of current month distributions.

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

We are required under certain contracts to provide performance bonds. These bonds are renewed on an annual basis. The market for performance bonds has been severely impacted by the events of September 11, 2001 and general economic conditions. Consequently, the surety market has contracted and imposed more stringent underwriting requirements.  As of September 30, 2003, we had provided $4.8 million in letters of credit to collateralize our current performance bond program.  We expect that we will have to provide additional collateral to support our performance bond program.  While we expect that we will be able to provide sufficient collateral, there can be no assurance that we will be able to do so.

During the first quarter of 2003 our casualty insurance carrier returned funds previously held in trust, in the amount of $12.0 million, which was exchanged for a letter of credit in the same amount.

We have a significant amount of indebtedness.  On September 30, 2003, we had total indebtedness of approximately $164.6 million, including $39.4 million under our senior credit facility, $66.9 million of 14% notes and $49.7 million of 9¼% notes.

Our $65.0 million senior credit facility consists of a $33.0 million revolving credit facility that will expire on June 30, 2006 and a $32.0 million term loan due on July 31, 2006.

The $66.9 million of 14% notes (including $10.0 million of carrying value in excess of principal) mature in December 2006.

The $49.7 million of 9¼% notes (including $0.8 million in carrying value in excess of principal) are due in March 2008.

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

As of September 30, 2003 and December 31, 2002, the discounted net receivable for the Bradley Airport contract is $6.4 million and $3.8 million, respectively, which includes deficiency payments of $3.7 million and $1.2 million, respectively, and is classified as a long-term receivable.

We had cash and cash equivalents of $7.5 million at September 30, 2003, compared to $6.2 million at December 31, 2002.

Nine Months ended September 30, 2003 Compared to Nine Months ended September 30, 2002.

Net cash provided by operating activities totaled $7.4 million for the first nine months of 2003 compared to $4.7 million for the first nine months of 2002. Cash provided during the first nine months of 2003 included $12.0 million from the return of funds held in a trust by our casualty insurance carrier, which was exchanged for a letter of credit in the same amount, which was offset by the payment of $7.6 million in interest payments on the senior subordinated notes, an increase in accounts receivable of $2.7 million, a decrease in accounts payable of $0.9 million and a decrease in insurance and other accruals of $1.2 million. Cash provided during 2002 included a $1.0 million decrease in accounts receivable and a $4.2 million increase in insurance and other accruals and $20.0 million from the exchange (see note 4 of Item 1), which were offset by the payment of $9.0 million in fees and expenses related to the exchange (that had been provided at December 31, 2001), $9.4 million in interest payments on the senior subordinated notes and a decrease in accounts payable of $4.8 million.

Cash used in investing activities totaled $1.1 million for the first nine months of 2003 compared to $1.5 million for the first nine months of 2002.  Cash used in investing for the first nine months of 2003 and the first nine months of 2002 resulted from capital purchases to secure and/or extend leased facilities and investments in management information system enhancements and contingent purchase payments on previously acquired contracts.

Cash used in financing activities totaled $5.3 million in the first nine months of 2003 compared to $4.7 million for the first nine months of 2002.  The 2003 activity included $7.8 million in proceeds from the senior credit facility offset by $5.9 million for the repurchase of 14% senior subordinated second lien notes, $2.4 million for the redemption of Series C preferred stock,  $1.7 million on capital lease payments, $2.8 million in debt issuance costs and repayments on joint venture borrowings of $0.6 million.  The 2002 activity included $0.1 million in payments on the senior credit facility, $2.5 million in redemption of redeemable preferred stock (see note 5 of Item 1), $1.4 million in payments of capital lease obligations and repayments on joint venture and other borrowings of $0.6 million.

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

Our $65.0 million senior credit facility provides for a $33.0 million revolving variable rate senior credit facility and a variable rate $32.0 million term loan.  Interest expense on such borrowing is sensitive to changes in the market rate of interest. If we were to borrow the entire $65.0 million available under the facility, a 1% increase in the average market rate would result in an increase in our annual interest expense of approximately $0.7 million.

This amount is determined by considering the impact of the hypothetical interest rates on our borrowing cost, but does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Due to the uncertainty of the specific changes and their possible effects, the foregoing sensitivity analysis assumes no changes in our financial structure.

Foreign Currency Risk.  Our exposure to foreign exchange risk is minimal. All foreign investments are denominated in U.S. dollars, with the exception of Canada. We had approximately CAN $1.7 million of cash and $0.4 million of Canadian dollar denominated debt instruments at September 30, 2003. We do not hold any hedging instruments related to foreign currency transactions. We monitor foreign currency positions and may enter into certain hedging instruments in the future should we determine that exposure to foreign exchange risk has increased.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is subject to various claims and legal proceedings which consist principally of lease and contract disputes.  These claims and legal proceedings are considered routine, and incidental to the Company’s business, and in the opinion of management, the ultimate liability with respect to these proceedings and claims will not materially affect the financial position, operations, or liquidity of the Company.

On September 11, 2003, the County of Wayne and the Company entered into a comprehensive settlement agreement in the case of The County of Wayne v. APCOA, Inc. et al., Case No 99-924131 CK, Circuit Court, Wayne County, Michigan.  The settlement followed a court ordered mediation, wherein a three-member mediation panel found no evidence of wrongdoing by the Company.  Under the terms of the settlement agreement, which was approved by the Wayne County Airport Authority Board on September 16, 2003, the County agreed to pay the Company $800,000, representing reimbursement of expenses incurred by the Company for the operation of the parking facilities at the Wayne County Detroit Metropolitan Airport.  The settlement payment was received by the Company on October 16, 2003, pursuant to the terms of the agreement.

Item 6.  Exhibits and Reports on Form 8-K

(a)                                 Exhibits

Exhibit Number	Description

10.1*	Second Amended and Restated Senior Credit Agreement by and among the Company, LaSalle Bank National Association and Credit Suisse First Boston, dated August 28, 2003.
31.1*	Section 302 Certification dated November 5, 2003 for James A. Wilhelm, Chief Executive Officer and President.
31.2*	Section 302 Certification dated November 5, 2003 for G. Marc Baumann, Executive Vice President, Chief Financial Officer and Treasurer.
31.3*	Section 302 Certification dated November 5, 2003 for Daniel R. Meyer, Senior Vice President, Corporate Controller and Assistant Treasurer.
32.1*	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                                         Filed herewith.

(b)                                 Reports on Form 8-K

During third-quarter 2003, the Company filed the following current reports on Form 8-K:

Date of Report	Description

August 8, 2003	The Company announced its second-quarter 2003 operating results.
August 28, 2003	The Company announced its new $65 million senior credit facility.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD PARKING CORPORATION

Dated: November 5, 2003	By:	/s/ Daniel R. Meyer
Daniel R. Meyer
Senior Vice President, Corporate Controller/ Assistant Treasurer
(Principal Accounting Officer and Duly Authorized Officer)

	By:	/s/ G. Marc Baumann
G. Marc Baumann
Executive Vice President, Chief Financial Officer / Treasurer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1*	Second Amended and Restated Senior Credit Agreement by and among the Company, LaSalle Bank National Association and Credit Suisse First Boston, dated August 28, 2003.
31.1*	Section 302 Certification dated November 5, 2003 for James A. Wilhelm, Chief Executive Officer and President.
31.2*	Section 302 Certification dated November 5, 2003 for G. Marc Baumann, Executive Vice President, Chief Financial Officer and Treasurer.
31.3*	Section 302 Certification dated November 5, 2003 for Daniel R. Meyer, Senior Vice President, Corporate Controller and Assistant Treasurer.
32.1*	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.