Form 10-K
period 2003-12-31
STANDARD PARKING CORP
filed 2004-03-30
CIK 1059262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

The aggregate market value of the voting and non-voting shares of common stock held by non-affiliates of the registrant is not applicable as there is not a public market for such stock.  As of December 31, 2003, there were 31.31 shares of common stock of the registrant outstanding.

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

We have used the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions in this Form 10-K to identify forward-looking statements.  These forward looking statements are made based on our management’s expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control.  These uncertainties and factors could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements.  The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•              an increase in owner-operated parking facilities;

•              changes in patterns of air travel or automobile usage, including effects of changes in gas and airplane fuel prices, effects of weather on travel and transportation patterns or other events affecting local, national and international economic conditions;

•              implementation of our operating and growth strategy, including possible strategic acquisitions;

•              the loss, or renewal on less favorable terms, of management contracts and leases;

•              player strikes or other events affecting major league sports;

•              changes in general economic and business conditions or demographic trends;

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

•              extraordinary events affecting parking at facilities that we manage, including emergency safety measures, military or terrorist attacks and natural disasters;

•              our ability to renew our insurance policies on acceptable terms, the extent to which our clients purchase insurance through us and our ability to successfully manage self-insured losses;

•              our ability to form and maintain relationships with large real estate owners, managers and developers;

•              our ability to provide performance bonds on acceptable terms to guarantee our performance under certain contracts;

•              the loss of key employees;

•              our ability to develop, deploy and utilize information technology;

•              our ability to refinance our indebtedness;

•              our ability to consummate transactions and integrate newly acquired contracts into our operations;

•              availability, terms and deployment of capital;

•              the ability of our parent to control our major corporate decisions; and

•              the other factors discussed under the heading “Risk Factors” at the end of Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-K.

All of our forward-looking statements should be considered in light of these factors. We undertake no obligation to update our forward-looking statements or risk factors to reflect new information, future events or otherwise, except as may be required under applicable securities laws and regulations.

PART I

ITEM 1.  BUSINESS

General

We are a leading national provider of parking facility management services. We provide on-site management services at multi-level and surface parking facilities for all major markets of the parking industry. We manage approximately 1,870 parking facilities, containing over one million parking spaces, in over 275 cities across the United States and Canada. Our diversified client base includes some of the nation’s largest private and public owners, managers and developers of major office buildings, residential properties, commercial properties, shopping centers and other retail properties, sports and special event complexes, hotels, and hospitals and medical centers, including properties such as the Arco Tower in Los Angeles, the Four Seasons Hotel in Chicago, the Harvard Medical School in Cambridge, the Nationwide Arena in Columbus and Westfield Shoppingtown Century City in Los Angeles. In addition, we manage 124 parking-related and shuttle bus operations serving 66 airports, including Chicago O’Hare International Airport, Cleveland Hopkins International Airport and Dallas/Fort Worth International Airport.

During our 75 years in business, we have focused on providing our clients with superior management services to attract customers. We believe that our management services, coupled with a leading position in our core markets, helps to maximize profitability per parking facility for both us and our clients. We believe that we have created our leading position by providing:

•              Ambiance in Parking®, an approach to parking that includes on-site, value-added services and amenities;

•              service enhancing information technology, including ClientViewSM, a proprietary client reporting system which allows us to provide our clients with on-line access to site-level financial and operating information;

•              comprehensive training programs for on-site employees, including our web-based Standard University® training programs for management-level personnel, that promote customer service and client retention; and

•              an internal audit and contract compliance group to monitor cash and operational controls.

We believe that these services distinguish us from our competitors and contribute to our high retention rate, which averaged 91% for the year ended December 31, 2003.  This statistic also reflects the impact of our decision not to renew, or to terminate, unprofitable contracts.

We do not own any parking facilities and, as a result, we assume few of the risks of real estate ownership. We operate our clients’ parking properties through two types of arrangements: management contracts and leases. Under a management contract, we typically receive a base monthly fee for managing the facility, and we may also receive an incentive fee based on the achievement of facility performance objectives. We also receive fees for ancillary services. Typically, all of the underlying revenues and expenses under a standard management contract flow through to our client rather than to us. Under lease arrangements, we generally pay either a fixed annual rent, a percentage of gross customer collections, or a combination thereof to the property owner. We collect all revenues under lease arrangements and we are responsible for most operating expenses, but we are typically not responsible for major maintenance, capital expenditures or real estate taxes. As of December 31, 2003, we operated 84% of our locations under management contracts and 16% under leases.

We also provide a range of ancillary services to satisfy client needs such as municipal meter collection and valet parking.

Industry Overview

General

The International Parking Institute, a trade organization of parking professionals, estimates that as of December 2002 (the latest year for which numbers are available) there were approximately 40,000 parking facilities in the United States generating over $29.0 billion in gross customer collections. Industry participants, the vast majority of which are privately held companies, consist of relatively few nationwide companies and hundreds of small regional or local operators, including a substantial number of companies that provide parking as an ancillary service in connection with property management or ownership. The parking industry from time to time experiences consolidation as smaller operators find that they lack the financial resources, economies of scale and management techniques required to compete with larger providers. We expect this trend will continue and provide larger parking management companies with opportunities to win business and acquire smaller operators.

Operating Arrangements

Parking facilities operate under three general types of arrangements: management contracts, leases and ownership. The general terms and benefits of these three types of arrangements are as follows:

Management Contracts.  Under a management contract, the facility manager generally receives a base monthly fee for managing the facility and may receive an incentive fee based on the achievement of facility performance objectives. Facility managers generally charge fees for various ancillary services such as accounting, equipment leasing and consulting. Responsibilities under a management contract include hiring, training and staffing parking personnel, and providing revenue collection, accounting, record-keeping, insurance and facility marketing services. In general, under a management contract, the facility manager is not responsible for structural or mechanical repairs, and typically is not responsible for providing security or guard services. Under typical management contracts, the facility owner is responsible for operating expenses such as taxes, license and permit fees, insurance premiums, payroll and accounts receivable processing and wages of personnel assigned to the facility. However, some management contracts, which are referred to as “reverse” management contracts, usually provide for larger management fees and require the facility manager to pay certain of these costs. Generally under management contracts, the facility owner is responsible for non-routine maintenance, repair costs and capital improvements. Management contracts are typically for a term of one to three years, though the client often reserves the right to terminate, without cause, on 30 days’ notice, and may contain a renewal clause.

Leases.  Under a lease arrangement, the parking facility operator generally pays to the property owner either a fixed annual rent, a percentage of facility revenues, or a combination thereof. The parking facility operator collects all revenues and is responsible for most operating expenses, but is typically not responsible for major maintenance, capital expenditures or real estate taxes. In contrast to management contracts, leases are typically for terms of three to ten years, often contain a renewal term, and provide for a fixed payment to the facility owner regardless of the facility’s operating earnings. However, many of these leases may be cancelled by the client for various reasons, including development of the real estate for other uses. Some are cancelable by the client on as little as 30 days’ notice without cause. Leased facilities generally require a longer commitment and a larger capital investment by the parking facility operator than do managed facilities.

Ownership.  Ownership of parking facilities, either independently or through joint ventures, typically requires a larger capital investment and greater potential risks and rewards than managed or leased facilities. All owned facility revenues flow directly to the owner, and the owner has the potential to realize benefits of appreciation in the value of the underlying real estate. The owner of a parking facility is responsible for all obligations related to the property, including all structural, mechanical and electrical maintenance and repairs and property taxes. Due to the high cost of real estate in many major urban markets, ownership of parking facilities usually requires large capital investments.

Industry Growth Dynamics

A number of opportunities for growth exist for larger parking facility operators, including the following:

Growth of Large Property Managers, Owners and Developers.  Over the past several years, there has been a substantial increase in the number of national property managers, owners and developers with multiple locations. Sophisticated property owners consider parking a profit center that experienced parking facility management companies can maximize. This dynamic favors larger parking service providers that can provide specialized, value-added professional services with nationwide coverage. In order to streamline their business, many of these large national property managers, owners and developers have reduced the number of suppliers with which they conduct business.

Increased Outsourcing of Parking Management and Related Services.  Growth in the parking management industry has resulted from a continuing trend by parking facility owners to outsource the management of their parking and related operations to independent operators. We believe that entities such as large property management managers, owners and developers as well as cities, municipal authorities, hospitals and universities will increasingly retain parking management companies to operate facilities and provide related services in an effort to focus on their core competencies, reduce operating budgets and increase profitability and efficiency. We believe this trend is expanding to include outsourcing of shuttle bus operations, municipal meter collection and valet parking.

Industry Consolidation.  The parking management industry is highly fragmented, with hundreds of small regional or local operators. We believe national parking facility managers have a competitive advantage over local and regional operators by reason of their:

•              broad product and service offerings;

•              relationships with large, national property managers, developers and owners;

•              efficient cost structure due to economies of scale; and

•              financial resources to invest in infrastructure and information systems.

Growth Strategy

We believe we are well positioned to pursue the following growth strategies:

Grow Contract Portfolio Within Our Core Markets.  Our strategy is to increase our presence and profitability in our core markets by continuing to provide sophisticated parking services and by capitalizing on our economies of scale and operating efficiency. This concentration of locations gives us the ability to spread administrative overhead costs across a large number of parking facilities in a single market. We plan to continue to maximize our premium service, local market knowledge and management infrastructure to retain existing locations and compete aggressively for new business in these core markets. We regularly review potential acquisition opportunities to increase our position in our core markets.

Enhance Client Relationships Through Additional Services.  We believe we can deepen our relationships with existing clients and attract new clients by continuing to offer additional services that complement our parking expertise, such as shuttle bus, taxi-dispatch, municipal meter collection, and valet-parking services. By offering these services to our clients, we increase our revenues and gross profit per location and strengthen our client relationships, which should enhance our ability to win new contracts and increase our retention rate.

Develop New Market Opportunities.  We believe that a significant opportunity exists for us to expand our presence in markets such as university campus parking and hospital parking. In addition to our long-standing relationships with Harvard Medical School, Northwestern University and Northwestern Memorial Hospital, we have expanded our presence in these markets with the recent addition of parking services at Montclair State University and the Louisiana State University Medical Center. In addition to expanded growth opportunities in the hospital and university markets, we see significant potential within the municipal on-street market, including enforcement services. We currently provide exclusive meter collection and management services for the City of Miami Beach, Florida.

Develop New Core Markets.  We believe that numerous opportunities for growth are available by developing new core markets either through new contracts, acquisitions, alliances or partnerships. Our clients generally have a presence in a variety of urban markets where they seek to outsource the management of their parking facilities to a national parking service provider that can assist them in maximizing parking-related profit. One of our strategies is to grow our client relationships to facilitate the addition of new locations and our strategic identification and development of new geographic markets.

Services

As a professional parking management company, we provide a comprehensive, turn-key package of parking services to our clients. Under a typical management contract structure, we are responsible for providing and supervising all personnel necessary to facilitate daily parking operations including cashiers, porters, valet attendants, managers, bookkeepers, and a variety of maintenance, marketing, customer service, and accounting and revenue control functions. By way of example, our typical day-to-day operating duties, whether performed using our own personnel or subcontracted vendors, include:

•              Collection and deposit of daily and monthly parking revenues from all parking customers.

•              Daily housekeeping to maintain the facility in a clean and orderly manner.

•              Restriping of the parking stalls as necessary.

•              Routine maintenance of parking equipment (e.g., ticket dispensing machines, parking gate arms, fee computers).

•              Marketing efforts designed to maximize gross parking revenues.

•              Delivery of courteous and professional customer relations.

•              Painting of walkways, curbs, ceilings, walls or other facility surfaces.

•              Snow removal from sidewalks and driveways.

The scope of our management services typically also includes a number of functions that support the basic daily facility operations, such as:

•              Preparation of an annual operating budget reflecting our estimates of the annual gross parking revenues that the facility will generate from its parking customers, as well as the costs and expenses to be incurred in connection with the facility’s operation.

•              Evaluation and analysis of, and consultation with our clients with respect to, price structures that will optimize our client’s revenue objectives. In doing so, we use our proprietary ParkStat® software tool. By automatically polling information from on-site collection devices, ParkStat® uses location-specific information to calculate the impact of pricing alternatives, optimize staffing levels, improve forecasting and assist in long-range planning.

•              Consultation with our clients regarding which of our menu of customer amenities are appropriate and/or desirable for implementation at the client’s parking facility.

•              Implementation of a wide range of operational and revenue control processes and procedures, including internal audit procedures, designed to maximize and protect the facility’s parking revenues. Compliance with our mandated processes and procedures is supervised by a dedicated fifteen person internal audit and contract compliance group.

•              Consultation with our clients regarding any recommended modifications in facility design or traffic flow, or the installation of new or updated parking equipment, designed both to enhance the ease and convenience of the parking experience for the parking customers and to maximize facility profitability.

•              Monthly reporting to our clients regarding the facility’s operating results. For those clients who wish to directly access their financial reporting information on-line, we offer the use of our proprietary ClientViewSM client reporting system, which provides on-line access to site-level financial and operating information.

Ancillary Services

Beyond the conventional parking facility management services described above, we also offer an expanded range of ancillary services. For example:

•              At various airports throughout the United States, we provide shuttle bus vehicles and the drivers to operate them in support of on-airport car rental operations as well as private off-airport parking locations.

•              At certain airports, we provide ancillary ground transportation services, such as taxi and livery dispatch services, as well as concierge-type ground transportation information and support services for arriving passengers.

•              For municipalities, we provide basic shuttle bus services, on-street parking meter collection and other forms of parking enforcement services.

•              Within the medical center and hospital market, we provide valet parking and shuttle bus services.

Amenities and Customer Service Programs

We offer a comprehensive package of amenity and customer service programs, branded as Ambiance in Parking®, that can be provided to our customers, many at nominal or no cost to the client. These programs not only make the parking experience more enjoyable, but also convey a sense of the client’s sensitivity to and appreciation of the needs of its parking customers. In doing so, we believe the programs serve to enhance the value of the parking properties themselves.

Patented Musical Theme Floor Reminder System.  Our patented musical theme floor reminder system is designed to help customers remember the garage level on which they parked. A different song is played on each floor of the parking garage. Each floor also displays distinctive signage and graphics that correspond with the floor’s theme. For example, in one parking facility with U.S. cities as a theme, songs played include “I Left My Heart in San Francisco” on one floor and “New York, New York” on a different floor. Other parking facilities have themes such as college fight songs, Broadway musicals, classic movies and professional sports teams.

Books-To-Go® Audiotape Library.  Monthly customers can borrow—free of charge—audio tapes to which they can listen as they drive to and from work. A wide selection of fiction, non-fiction and business titles is maintained in the facility office.

Films-To-Go® Videotape Library.  This amenity builds on the success of our popular Books-To-Go® program. Videotapes of many popular movie titles are stocked in the parking facility office and made available free of charge to monthly customers. The movie selections are updated on a regular basis.

Little Parkers® Child-Friendly Facilities.  This amenity creates a family atmosphere at the parking facility. Customers may use baby changing stations installed in the public restrooms. Kids appreciate the distribution of free toys such as bubble bottles, coloring books and stuffed animals.

Complimentary Driver Assistance Services.  Parking facility attendants provide a wide range of complimentary services to customers with car problems. Assistance can include charging weak batteries, inflating/changing tires, cleaning windshields and refilling windshield washer fluid. Attendants also can help customers locate their vehicles and escort them to their cars.

Standard Road AssistSM Emergency Services.  Parking customers experiencing vehicle problems beyond weak batteries and low tire pressure call our toll-free number to receive, on a pay-per-use basis, a basic package of emergency services, including towing up to five miles, jump starting, flat tire changing, fuel delivery, extracting a vehicle from the side of the road and lock-out service. The emergency services are provided at the parking facility or anywhere on the road.

CarCareSM Maintenance Services. A car service vendor will pick-up a customer’s car from the parking facility, contact the customer with an estimate, service the car during normal working hours and return it to the facility before the end of the business day.

ParkNet® Traffic Information System.  The system provides customers with continuously updated traffic reports on a site-specific basis so that drivers can learn not only about traffic conditions on the area highways, but also about conditions in the immediate vicinity of the parking facility.

Automated Teller Machines.  On-site ATM machines provide customers access to cash from bankcards and credit cards. We arrange for the installation of the machine, operated and maintained by an outside vendor. The parking facility realizes supplemental income from a fixed monthly rent and a share of usage transaction fees.

Complimentary Courtesy Umbrellas and Flashlights.  Courtesy umbrellas are loaned to customers on rainy days. A similar lending program can be implemented to provide flashlights in emergency situations or power outages.

Car Washing, Detailing and Windshield Cleaning.  We typically are able to arrange for car wash and/or detailing services to be provided at our facilities during the business day, either by our own staff or through a contracted vendor. Moreover, during non-peak times our attendants periodically clean windshields and headlamps, leaving a note on the windshield to advise the customer of this complimentary service that the property owner has provided.

Complimentary Services/Customer Appreciation Days.  Our clients select from a variety of complimentary services that we provide as a special way of saying “thank you” to our parking customers. Depending on client preferences, coffee, donuts and/or newspapers occasionally are provided to customers during the morning rush hour. On certain holidays, candy, with wrappers that can be customized with the facility logo, can be distributed to customers as they exit. We also can distribute personalized promotional items, such as ice scrapers and key-chains.

Business Development

Our efforts to attract new clients are primarily concentrated in and coordinated by a dedicated business development group, currently comprised of 16 individuals, whose background and expertise is in the field of sales and marketing, and whose financial compensation is determined to a significant extent by their business development success. This business development group is responsible for forecasting sales, maintaining a pipeline of prospective and existing clients, initiating contacts with such clients, and then following through to coordinate meetings involving those clients and the appropriate members of our operations hierarchy. By concentrating our sales efforts through this dedicated group, we enable our operations personnel to focus on achieving excellence in our parking facility operations and maximizing our clients’ parking profits and our own profitability.

We also place a specific focus on marketing and client relationship efforts that pertain to those clients having a large regional or national presence. Accordingly, we assign a dedicated executive to those clients to address any existing portfolio issues, as well as to reinforce existing—and develop new—account relationships and to take any other action that may further our business development interests.

Operations

We maintain regional and city offices throughout the United States and Canada in order to support approximately 11,600 employees and approximately 1,870 parking facility operations. These offices serve as the central bases through which we provide the employees to staff our parking facilities as well as the on-site and support management staff to oversee those operations. Our administrative staff accountants are based in those same offices and facilitate the efficient, accurate and timely production and delivery to our clients of our monthly reports. Having these all-inclusive operations and accounting teams located in regional and city offices throughout the United States and Canada allows us to add new locations quickly and in a cost-efficient manner. To facilitate the training of our facility personnel throughout the country, we have separate, dedicated trainers for each of the West, Central and East operating divisions.

Our overall basic corporate functions in the areas of finance, human resources, risk management, legal, purchasing and procurement, general administration, strategy and information and technology, are based in our Chicago corporate office. The Chicago corporate office also supports and promotes consistency throughout our field operations by developing and administering our operational, financial and administrative policies, practices and procedures.

Clients and Properties

Our client base includes a diverse cross-section of public and private owners, developers and managers of real estate. A list of some of our clients, and the types of properties for which we operate their parking, include:

Client / Property	City, State/Province	Property Type

American Museum of Natural History	New York, New York	Museum
Brookfield Properties Corporation	Boston, Massachusetts Calgary, Alberta Denver, Colorado Minneapolis, Minnesota Toronto, Ontario Vancouver, British Columbia	Office
Chicago O’Hare International and Chicago Midway Airports	Chicago, Illinois	Airport
City of Phoenix	Phoenix, Arizona	Municipal / special event
Cleveland Clinic Foundation	Cleveland, Ohio	Medical center
Crescent Real Estate Equities Company	Austin, Texas, Houston, Texas, Miami, Florida	Office
Four Seasons Hotel	Chicago, Illinois	Hotel

Hartford Bradley International Airport	Hartford, Connecticut	Airport
Harvard Medical School	Cambridge, Massachusetts	University / medical
JMB Real Estate Corporation	Chicago, Illinois Houston, Texas Los Angeles, California	Office
Nationwide Arena	Columbus, Ohio	Special event
Sacramento Airport	Sacramento, California	Airport / consolidated car rental shuttle
Washington Mutual, Inc.	Los Angeles, California San Francisco, California	Retail
Westfield Properties Shoppingtowns	Los Angeles, California	Retail

No single client represented more than 6.6% of revenues or more than 3.0% of our gross profit for the year ended December 31, 2003. For the year ended December 31, 2003, we retained an average of 91% of our locations, a statistic that also reflects the effect of our decisions not to renew, or to terminate, unprofitable contracts.

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

To promote internal efficiency, we have created advanced information systems that connect local offices across the country to our corporate headquarters. These systems support accounting, financial management and reporting practices, general operating procedures, training, employment policies, cash controls and marketing procedures. Our commitment to the application of technology in the parking management business has resulted in the creation of two proprietary products, ClientViewSM and ParkStat®. ClientViewSM is an Internet based system that gives our clients the flexibility and convenience to access and download their monthly financials and detailed back-up reports. ParkStat® enhances the performance of the parking facility by using location-specific information to assess the impact of pricing alterations, optimize staffing levels, improve forecasting and assist in long-range planning. We believe that our standardized processes and controls enhance our ability to successfully add new locations and expand our operations into new markets.

Employees

As of December 31, 2003, we employed approximately 11,600 individuals, including approximately 6,300 full-time and 5,300 part-time employees. As of December 31, 2002, we employed approximately 11,300 individuals, including approximately 6,300 full-time and 5,000 part-time employees. Approximately 25% of our employees are covered by collective bargaining agreements. No single collective bargaining agreement covers a material number of employees. We believe that our employee relations are good.

Insurance

We purchase comprehensive liability insurance covering certain claims that occur at parking facilities we lease or manage. The primary amount of such coverage is $2 million per occurrence and $2 million in the aggregate per facility. In addition, we purchase umbrella/excess liability coverage. Under our various liability and workers’ compensation insurance policies, we are obligated to reimburse the insurance carrier for the first $250,000 of any loss. As a result, we are, in effect, self-insured for all claims up to the deductible levels. We utilize a third-party administrator to process and pay claims. We also purchase group health insurance with respect to eligible full-time employees and family members, whether such employees work at leased or managed facilities, and are self-insured for up to $125,000 per year per covered individual in eligible incurred medical expenses. We purchase workers’ compensation insurance for all eligible employees. We believe that our insurance coverage is adequate and is consistent with industry practice.

Because of the size of the operations covered and our claims experience, we purchase insurance policies at prices that we believe represent a discount to the prices that would typically be charged to parking facility owners on a stand-alone basis. Pursuant to our management contracts, we charge to our clients an allocated portion of our insurance-related costs and charges at rates we believe are competitive. Our clients have the option of purchasing their own liability insurance policies, provided that we are named as an additional insured pursuant to an additional insured endorsement; however, many of our clients historically have chosen to obtain their insurance coverage through us. A material reduction or increase in the amount of insurance obtained through us could have a material effect on our operating income. In addition, a material change in insurance costs due to a change in the number of claims, claims costs or premiums paid by us could have a material effect on our operating income. With respect to our management contract locations, it has been our practice to recover our costs through the rates we charge our clients for insurance. In addition, we have taken steps to control our insurance costs and losses, including the implementation of various measures and safety and incentive programs.

Competition

The parking industry is fragmented and highly competitive, with limited barriers to entry. We face direct competition for additional facilities to manage or lease, while our facilities themselves compete with nearby facilities for our parking customers and in the labor market generally for qualified employees. Moreover, the construction of new parking facilities near our existing facilities can adversely affect our business. We are one of four national parking management companies, with the others being Ampco System Parking, Central Parking Corporation and Imperial Parking Corporation. We also face competition from numerous smaller, locally owned independent parking operators, as well as from developers, hotels, national financial services companies and other institutions that manage both their own parking facilities as well as facilities owned by others. Many municipalities and other governmental entities also operate their own parking facilities, potentially eliminating those facilities as management or lease opportunities for us. Some of our present and potential competitors have or may obtain greater financial and marketing resources than us, which may negatively impact our ability to retain existing contracts and gain new contracts.

We face significant competition in our efforts to provide ancillary services such as shuttle bus services and on-street parking enforcement. Several large companies compete in these markets. These large companies may have greater financial and marketing resources than we do, which may negatively impact our ability to compete against them.

Regulation

Regulations by the Federal Aviation Administration may affect our business. The FAA generally prohibits parking within 300 feet of airport terminals during times of heightened alert. While we believe that existing regulations or the present heightened security alerts at airports may be relaxed in the future, the existing 300 feet rule and new regulations may nevertheless prevent us from using a number of existing spaces. Reductions in the number of parking spaces may reduce our gross profit and cash flow for both our leased facilities and those facilities we operate under management contracts.

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

We collect and remit sales/parking taxes and file tax returns for and on behalf of us and our clients. We are affected by laws and regulations that may impose a direct assessment on us for failure to remit sales/parking taxes or to file tax returns for ourselves and on behalf of our clients.

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

Various other governmental regulations affect our operation of parking facilities, both directly and indirectly, including the ADA. Under the ADA, all public accommodations, including parking facilities, are required to meet certain federal requirements related to access and use by disabled persons. For example, the ADA requires parking facilities to include handicapped spaces, headroom for wheelchair vans, attendants’ booths that accommodate wheelchairs and elevators that are operable by disabled persons. When negotiating management contracts and leases with clients, we generally require that the property owner contractually assume responsibility for any ADA liability in connection with the property. There can be no assurance, however, that the property owner has assumed such liability for any given property and there can be no assurance that we would not be held liable despite assumption of responsibility for such liability by the property owner. Management believes that the parking facilities we operate are in substantial compliance with ADA requirements.

Intellectual Property

Standard Parking® and the Standard Parking logo are service marks registered with the United States Patent and Trademark Office. In addition, we have registered the names and, as applicable, the logos of all of our material subsidiaries and divisions as service marks with the United States Patent and Trademark Office or the equivalent state registry, including the right to the exclusive use of the name Central Park in the Chicago metropolitan area. We have also obtained a United States patent, U.S. Pat. No. 4,674,937, for our Multi-Level Vehicle Parking Facility (the musical Theme Floor Reminder System), which expires in 2005, and trademark registrations for our proprietary parker programs, such as Books-to-Go®, Films-To-Go®, Little Parkers® and Ambiance in Parking® and our comprehensive training program, Standard University®. We have also registered the copyright rights in our proprietary software, such as ClientViewSM, Hand Held ProgramSM, License Plate Inventory ProgramsSM, ParkNet® and ParkStat® with the United States Copyright Office.

ITEM 2. PROPERTIES

Parking Facilities

We operate parking facilities in 42 states and the District of Columbia in the United States and four provinces of Canada. We do not currently own any parking facilities. The following table summarizes certain information regarding our facilities as of December 31, 2003:

		# of Locations			# of Spaces
States/Provinces	Airports and Urban Cities	Airport	Urban	Total	Airport	Urban	Total
Alabama	Airports	3	—	3	1,430	—	1,430
Alaska	Airports	2	—	2	3,200	—	3,200
Alberta	Calgary and Edmonton	—	13	13	—	6,508	6,508
Arizona	Phoenix	—	24	24	—	19,428	19,428
British Columbia	Richmond, Vancouver, Victoria and Whistler	—	30	30	—	3,327	3,327
California	Airports, Los Angeles, Long Beach, Sacramento, San Diego, San Francisco and San Jose	10	504	514	25,136	157,875	183,011
Colorado	Airports, Colorado Springs and Denver	3	26	29	14,002	12,097	26,099
Connecticut	Airports	9	—	9	8,500	—	8,500
Delaware	Wilmington	—	1	1	—	473	473
District of Columbia	Washington, DC	—	55	55	—	18,987	18,987
Florida	Airports, Miami, Miami Beach, Orlando and Pensacola	6	76	82	4,238	34,940	39,178
Georgia	Airports and Atlanta	2	18	20	2,177	17,369	19,546
Hawaii	Airports and Honolulu	4	41	45	2,777	17,398	20,175
Idaho	Airport	1	—	1	372	—	372
Illinois	Airports and Chicago	11	192	203	30,540	103,691	134,231
Indiana	Airport, Indianapolis and Fort Wayne	1	5	6	1,234	2,700	3,934
Iowa	Airports and Des Moines	2	2	4	3,487	6,600	10,087
Kansas	Topeka, Wichita and Bonner Springs	—	8	8	—	19,456	19,456
Kentucky	Louisville	—	8	8	—	4,792	4,792
Louisiana	Airport and New Orleans	1	49	50	1,302	18,031	19,333
Maine	Airports and Portland	3	1	4	1,660	528	2,188
Maryland	Baltimore, Bethesda and Towson	—	18	18	—	5,268	5,268
Massachusetts	Boston, Cambridge, and Worchester	—	120	120	—	46,345	46,345
Michigan	Airports and Detroit	7	5	12	6,885	3,993	10,878
Minnesota	Airports, Minneapolis and St. Paul	8	35	43	21,501	14,830	36,331
Missouri	Airports and Kansas City	7	88	95	16,683	22,471	39,154
Montana	Airports	8	—	8	4,169	—	4,169
Nebraska	Airports	2	—	2	1,307	—	1,307
Nevada	Las Vegas and Reno	—	9	9	—	2,911	2,911
New Jersey	Upper Montclair	—	1	1	—	3,402	3,402
New Mexico	Airport	1	—	1	—	—	—
New York	Airports, Buffalo, New York and Rochester	6	42	48	8,027	12,342	20,369
North Carolina	Charlotte	—	1	1	—	818	818
North Dakota	Airports	2	—	2	1,415	—	1,415
Ohio	Airports, Akron, Cleveland, Cincinnati, Columbus and Toledo	6	106	112	8,323	103,895	112,218
Ontario	Airport, North York, Scarborough and Toronto	1	44	45	3,140	34,982	38,122
Oregon	Airports	3	—	3	2,231	—	2,231
Pennsylvania	Airports	3	—	3	2,031	—	2,031
Quebec	Airport	1	—	1	—	—	—
Rhode Island	Providence	—	2	2	—	4,845	4,845
South Dakota	Airports	2	—	2	1,508	—	1,508
Tennessee	Airports, Memphis and Nashville	2	18	20	649	34,956	35,605
Texas	Airports, Dallas, Forth Worth and Houston	3	95	98	2,844	76,778	79,622
Utah	Salt Lake City	—	2	2	—	5,780	5,780
Virginia	Alexandria, Richmond and Virginia Beach	—	90	90	—	26,833	26,833
Washington	Airports and Seattle	2	9	11	822	3,551	4,373
Wisconsin	Airports and Milwaukee	2	11	13	343	1,688	2,031
	Totals	124	1,749	1,873	181,933	849,888	1,031,821

We have interests in 13 joint ventures, each of which operates between one and three parking facilities. We are the general partner of seven limited partnerships, each of which operates between one and twelve parking facilities. For additional information, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Operating Facilities.”

Office Leases

We lease approximately 24,000 square feet of office space for our corporate offices in Chicago, Illinois. The lease expires in 2013. The lease includes expansion options for up to 6,000 additional square feet of space, and we have a right of first opportunity on an additional 4,000 square feet. We believe that the leased facility, together with our expansion options, is adequate to meet current and foreseeable future needs.

We also lease regional offices. These lease agreements generally include renewal and expansion options, and we believe that these facilities are adequate to meet our current and foreseeable future needs.

ITEM 3.  LEGAL PROCEEDINGS

We are subject to various claims and legal proceedings that consist principally of lease and contract disputes. We consider these claims and legal proceedings to be routine and incidental to our business, and in the opinion of management, the ultimate liability with respect to these proceedings and claims will not materially affect our financial position, operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

There is no public trading market for our common stock. We have four shareholders of our common stock.

We did not pay a cash dividend in respect of our common stock in 2001, 2002 or 2003.  By the terms of our senior credit facility, we are restricted from paying cash dividends on our capital stock while such facility is in effect.  We accrued dividends in respect of our Series C redeemable preferred stock in additional shares of Series C redeemable preferred stock aggregating $6.4 million, $6.3 million and $6.5 million in 2001, 2002 and 2003, respectively.  We accrued dividends in respect to our Series D preferred stock aggregating $7.2 and $9.2 million in 2002 and 2003, respectively.

The indentures governing our 9¼% and 14% notes also limit our ability to pay cash dividends.  Unless we meet certain financial ratios, we may not pay dividends in respect of our capital stock except for those payable in additional shares of stock.

There are no restrictions on the ability of our wholly owned subsidiaries to pay cash dividends to us.

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents selected historical consolidated financial data as of December 31, 2001, 2002 and 2003, derived from our audited consolidated financial statements, which are included elsewhere herein.  The table also presents selected historical consolidated financial data as of December 31, 1999 and 2000 derived from our audited consolidated financial statements, which are not included herein.  The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Result of Operations” and the historical consolidated financial statements and notes thereto for years 2001, 2002 and 2003 which are included elsewhere herein.  The historical results do not necessarily indicate results expected for any future period.

	Year Ended December 31,
($ in Thousands)	1999	2000	2001	2002	2003

Statement of Operations Data:
Parking services revenue:
Lease contracts	$196,441	$181,828	$156,411	$142,376	$138,681
Management contracts	51,458	70,654	87,403	78,029	76,613
Reimbursement of management contract expense	269,427	308,591	317,973	326,146	330,243

Total revenue(1)	517,326	561,073	561,787	546,551	545,537

Cost of parking services:
Lease contracts	172,217	159,702	142,555	128,871	125,153
Management contracts	20,877	32,643	44,272	35,201	29,439
Reimbursed management contract expense	269,427	308,591	317,973	326,146	330,243

Total cost of parking services(1)	462,521	500,936	504,800	490,218	484,835

Gross profit:
Lease contracts	24,224	22,126	13,856	13,505	13,528
Management contracts	30,581	38,011	43,131	42,828	47,174
Total gross profit	54,805	60,137	56,987	56,333	60,702

General and administrative expenses	32,453	36,121	29,979	30,133	32,694
Depreciation and amortization	9,343	12,635	15,501	7,554	7,501
Special charges	5,577	4,636	15,869	2,897	1,055
Management fee-parent company	—	—	—	3,000	3,000
Valuation allowance related to long-term receivables	—	—	—	—	2,650

Operating income (loss)	7,432	6,745	(4,362)	12,749	13,802

Interest expense, net	15,684	17,382	17,599	15,965	16,559
Gain on extinguishment of debt	—	—	—	—	1,757
Bad debt provision related to related- party non-operating receivables	—	—	12,878	—	—
Minority interest expense	468	341	209	180	357
Income tax expense	752	503	406	428	624

Net loss	$(9,472)	$(11,481)	$(35,454)	$(3,824)	$(1,981)

Balance Sheet Data (at end of year):
Cash and cash equivalents	$5,215	$3,539	$7,602	$6,153	$8,470
Working capital deficiency	(12,180)	(11,941)	(20,156)	(9,143)	(9,243)
Total assets	213,270	208,341	192,234	190,950	189,585
Total debt	167,469	174,996	175,257	166,173	161,079
Convertible redeemable preferred stock, series D	—	—	—	47,224	56,399
Redeemable preferred stock, series C	49,280	54,976	61,330	56,347	60,389
Common stock subject to put/call rights	4,589	6,304	8,500	9,470	10,712
Common stockholders’ deficit	(79,611)	(100,731)	(133,185)	(147,560)	(166,002)
Other Data:
Gross customer collections	$1,369,319	$1,545,690	$1,505,645	$1,380,536	$1,288,430
Capital expenditures	$10,261	$4,684	$1,537	$1,843	$1,812
Number of managed locations	1,422	1,559	1,617	1,591	1,578
Number of leased locations	404	364	330	294	295
Number of total locations	1,826	1,923	1,947	1,885	1,873
Number of parking spaces	1,012,000	1,033,587	1,026,608	1,028,047	1,031,821

(1)           Restated to include reimbursable management contract expense in accordance with a new accounting standard (EITF 01-14) adopted during the second quarter ended June 30, 2002.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our results of operations should be read in conjunction with the “Selected Financial Data” and our consolidated financial statements and the related notes included elsewhere herein. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth in this Item 7 under “Risk Factors” and elsewhere herein.

Overview

Our Business

We manage parking facilities in urban markets and at airports across the United States and in four Canadian provinces. We do not own any facilities, but instead enter into contractual relationships with property owners or managers.

We operate our clients’ parking properties through two types of arrangements: management contracts and leases. Under a management contract, we typically receive a base monthly fee for managing the facility, and we may also receive an incentive fee based on the achievement of facility performance objectives. We also receive fees for ancillary services. Typically, all of the underlying revenues and costs of parking services under a standard management contract flow through to our clients rather than to us. However, some management contracts, which are referred to as “reverse” management contracts, usually provide for larger management fees and require us to pay various costs. Under lease arrangements, we generally pay to the property owner either a fixed annual rent, a percentage of gross customer collections or a combination thereof. We collect all revenues under lease arrangements and we are responsible for most operating expenses, but we are typically not responsible for major maintenance, capital expenditures or real estate taxes. Margins for lease contracts vary significantly, not only due to operating performance, but also due to variability of parking rates in different cities and varying space utilization by parking facility type and location. As of December 31, 2003, we operated 84% of our locations under management contracts and 16% under leases.  During 2001 we received a payment of $4.8 million related to the exercise of owner termination rights associated with certain management contracts.  There were no similar payments received in 2002 or 2003.

In evaluating our financial condition and operating performance, management’s primary focus is on our gross profit, total general and administrative expense and general and administrative expense as a percentage of our gross profit. Although the underlying economics to us of management contracts and leases are similar, the manner in which we are required to account for them differs. Revenue from leases includes all gross customer collections derived from our leased locations (net of parking tax), whereas revenue from management contracts only includes our contractually agreed upon management fees and amounts attributable to ancillary services. Gross customer collections at facilities under management contracts, therefore, are not included in our revenue. Accordingly, while our revenue can fluctuate simply based on the proportion of leases to management contracts, our gross profit will not fluctuate merely because of the structure of our operating agreements. For example, as of December 31, 2003, 84% of our locations were operated under management contracts and 78% of our gross profit for the year ended December 31, 2003 was derived from management contracts. Only 36% of total revenue (excluding reimbursement of management contract expenses), however, was from management contracts because under those contracts the revenue collected from parking customers belongs to our clients. Therefore, gross profit and total general and administrative expense, rather than revenue, are management’s primary focus.

Company History

APCOA, Inc. evolved from the consolidation of various parking companies, several of which had special competence in the airport parking market. One of these companies first introduced the concept of paid airport parking in the United States at Cleveland-Hopkins International Airport in 1951. Standard Parking, L.P., which traces its business roots back to 1929 in Chicago, was operated as a family owned and controlled business until the time of its combination with APCOA in 1998. The business operated under the corporate name of Standard Parking Corporation from 1981 until 1995, when it was reconstituted as a limited partnership named Standard Parking, L.P. To avoid confusion, throughout this document we refer to Standard Parking, L.P. and the prior Standard Parking Corporation simply as the Standard Companies.

APCOA, Inc. and the Standard Companies merged in March 1998 and the resulting company was called APCOA/Standard Parking, Inc. We refer to the merger herein as the “combination”. In April 2003 we changed our name to “Standard Parking Corporation.”

In 1998 and 1999, we made the following seven acquisitions for an aggregate of approximately $25.1 million,

including earn-outs.

•              In July 1999, we acquired Universal Park Holdings, Inc., operating under the names U-Park and Select Valet Parking, in Vancouver, B.C.

•              In May 1999, we acquired various contracts of System Parking Inc. in Atlanta.

•              In April 1999, we acquired the assets of Pacific Rim Parking in Los Angeles.

•              In September 1998, we acquired Virginia Parking Services which operated under the name VAPARK in Richmond, Virginia.

•              In June 1998, we acquired Century Parking, Inc. and Sentry Parking Corporation which operated in the Los Angeles metropolitan area.

•              In May 1998, we acquired Executive Parking Industries LLC which operated in the Los Angeles metropolitan area.

•              In January 1998, we acquired the assets of Huger Parking Company, LLC which operated under the name Dixie Parking in New Orleans.

General Business Trends

Our ability to grow gross profit and add new locations during the last several years has been constrained due to our highly leveraged capital structure and limited liquidity. As a result, we have focused on controlling capital spending and general and administrative expense, and on reducing our total debt. In addition, we have concentrated on growing our profit by improving the efficiency of our operations and by either not renewing or by terminating unprofitable contracts. Based on these efforts, for the year ended December 31, 2002 compared to the year ended December 31, 2003, we improved average gross profit per location by 8.5% from $29,885 to $32,409.

Although business at airports had been declining before the September 11, 2001 terrorist attacks, an immediate significant decrease in airport revenues occurred following those events, compared to the same period of 2000. This trend has abated, as parking revenue at airport locations we operated in December 2003 increased 8.5% compared to December 2000.

We recorded $2.7 million as a valuation allowance related to long-term receivables for the year ended December 31, 2003, as compared to no allowance for the year ended December 31, 2002.  The allowance was recorded due to the extended length of time estimated for collection on certain long-term receivables related to the Bradley International Airport parking contract.

Our Planned Public Offering

On February 10, 2004 we filed a Form S-1 registration statement with the U.S. Securities and Exchange Commission to register an offering of our common stock.  We intend to complete this offering during the second quarter of 2004, depending on market conditions and other factors, although we cannot assure you that the offering will be completed in the second quarter or at all.  In the event we complete this offering, we intend to use the proceeds, along with funds from our proposed new senior credit facility, to repurchase all equity interests held by our current minority stockholders and redeem all of our outstanding 14% notes.  We also expect that all of our outstanding Series C preferred stock and Series D preferred stock would be retired in connection with the closing of the offering.  We have applied to have our common stock approved for quotation on The NASDAQ National Market.  We cannot guarantee that the proceeds of this offering would be sufficient to meet our planned uses.  Furthermore, we cannot assure you that the proceeds from the offering would be used as anticipated.

In connection with the offering and proposed new senior credit facility, we would expect to incur: non-cash stock option compensation expenses; a charge to pay the optional redemption premium on our 14% notes; and a write-off of debt issuance costs of $2.9 million in connection with the proposed repayment of our senior credit facility.  Additionally, we would expect to record a gain of $10.0 million related to the write-off of the carrying value in excess of principal attributable to the 14% notes.

Our current management agreement with our parent company, would terminate at the time of the offering.  As a result of having publicly-held equity, we would expect general and administrative costs to increase to cover increased directors and officers liability insurance, increased professional fees, NASDAQ listing fees, increased regulatory compliance costs and fees for our independent directors.  We would also expect to enter into one or more employment agreements that would increase general and administrative costs.

We have received proposals for a new secured senior credit facility to be entered into in connection with our planned initial public offering. We anticipate completing definitive documentation for the proposed new senior credit facility so that it would be in place at the closing of the proposed initial offering.

The proposed new credit facility would be expected to mature no earlier than three years after our planned public offering closing. Borrowings under the proposed new credit facility would be used to refinance outstanding borrowings under our existing senior credit facility, fund a portion of the payment to our minority stockholders, for general working capital purposes and to finance possible permitted acquisitions. The proposed new credit facility would be secured by a first lien on substantially all of our assets and the assets of our wholly owned subsidiaries, and would be guaranteed by those subsidiaries.

The proposed new credit facility would contain customary affirmative, financial and negative covenants, including restrictions on our ability to incur additional indebtedness, pay dividends, make acquisitions and divestitures and other restrictions on our activities. We do not anticipate that the proposed new credit facility would be guaranteed by our parent or any of its affiliates, nor do we expect any covenants or cross-defaults tied to any indebtedness of our parent or any of its affiliates.

At December 31, 2003, we had $66.0 million of federal net operating loss (NOLs) carryforwards and $19.2 million of net cumulative temporary differences which will provide future net tax deductions.  Assuming a 39% tax rate, the NOLs and net temporary differences create a deferred tax asset of $33.2 million.  Due to our historical financial results, a full valuation allowance has been recorded on the net deferred tax assets.

Under Internal Revenue Code Section 382, our ability to use our NOLs to offset profits, if any, will be limited as a result of an initial public offering.  If we do not have sufficient taxable income to use the available NOLs, such available NOLs will carry over to the subsequent year.

Summary of Operating Facilities

We focus our operations in core markets where a concentration of locations improves customer service levels and operating margins. The following table reflects our facilities operated at the end of the years indicated:

	December 31, 2001	December 31, 2002	December 31, 2003
Managed facilities	1,617	1,591	1,578
Leased facilities	330	294	295
Total facilities	1,947	1,885	1,873

Revenue

We recognize parking services revenue from lease and management contracts as the related services are provided. Substantially all of our revenues come from the following two sources:

•              Parking services revenue—lease contracts.  Parking services revenues related to lease contracts consist of all revenue received at a leased facility, including parking receipts (net of parking tax), consulting and real estate development fees, gains on sales of contracts and payments for exercising termination rights.

•              Parking services revenue—management contracts.  Management contract revenue consists of management fees, including both fixed and performance-based fees, and amounts attributable to ancillary services such as accounting, equipment leasing, payments received for exercising termination rights, consulting, insurance and other value-added services with respect to managed locations. We believe we generally purchase required insurance at lower rates than our clients can obtain on their own because we effectively self-insure for all liability and worker’s compensation claims by maintaining a large per-claim deductible. As a result, we have generated operating income on the insurance provided under our management contracts by focusing on our risk management efforts and controlling losses. Management contract revenues do not include gross customer collections at the managed locations as this revenue belongs to the property owner rather than to us. Management contracts generally provide us with a management fee regardless of the operating performance of the underlying facility.

Reimbursement of Management Contract Expense

Reimbursement of management contract expense consists of the direct reimbursement from the property owner for operating expenses incurred under a management contract.

Cost of Parking Services

Our cost of parking services consists of the following:

•              Cost of parking services—lease contracts.  The cost of parking services under a lease arrangement consists of contractual rental fees paid to the facility owner and all operating expenses incurred in connection with operating the leased facility. Contractual fees paid to the facility owner are generally based on either a fixed contractual amount or a percentage of gross revenue or a combination thereof. Generally, under a lease arrangement we are not responsible for major capital expenditures or real estate taxes.

•              Cost of parking services—management contracts.  The cost of parking services under a management contract is generally the responsibility of the facility owner. As a result, these costs are not included in our results of operations. However, our reverse management contracts, which typically provide for larger management fees, do require us to pay for certain costs.

Gross Profit

Gross profit equals our revenue less the cost of generating such revenue. This is the key metric we use to examine our performance because it captures the underlying economic benefit to us of both lease contracts and management contracts.

General and Administrative Expenses

General and administrative expenses include salaries, wages, payroll taxes, insurance, travel and office related expenses for our headquarters, field offices and supervisory employees.

Special Charges

We have incurred a variety of special charges during the periods discussed. These charges have included costs associated with: our debt exchange in 2002 and the write off of debt issuance costs related to the exchange, a provision for abandoned businesses (which was a non-cash expense), employee severance costs, retroactive prior period insurance adjustments, incremental integration costs, and certain expenses of AP Holdings, Inc.

Management Fee

Since 2002, we have had a management agreement with AP Holdings, Inc. that provides for periodic payment of management fees totaling $3 million per year.

Results of Operations

Fiscal 2003 Compared to Fiscal 2002

Parking services revenue—lease contracts.   Lease contract revenue decreased $3.7 million, or 2.6%, to $138.7 million in the year ended December 31, 2003, compared to $142.4 million in the year-ago period.  The majority of this decrease resulted from the reduction of several large lease locations through contract expirations, conversions to management contracts and general economic conditions, which were not fully offset by the net addition of one lease contract.

Parking services revenue—management contracts.  Management contract revenue decreased $1.4 million, or 1.8%, to $76.6 million in the year ended December 31, 2003, compared to $78.0 million in the year-ago period.  This decrease resulted from the net reduction of 13 contracts and general economic conditions which impacted our reverse management contracts, which more than offset the impact of increased revenue from insurance and other ancillary services and conversions from lease contracts.

Reimbursement of management contract expense.  Reimbursement of management contract expenses increased $4.1 million, or 1.3%, to $330.2 million in the year ended December 31, 2003, as compared to $326.1 million in the year-ago period.  This increase resulted from additional reimbursements for costs incurred on the behalf of owners.

Cost of parking services—lease contracts.   Cost of parking for lease contracts decreased $3.7 million, or 2.9%, to $125.2 million for the year ended December 31, 2003, from $128.9 million for the year-ago period.  The majority of this decrease resulted from the reduction of several large lease locations through contract expirations and conversions to management contracts, which more than offset the cost related to the net addition of one lease.

Cost of parking services—management contracts.   Cost of parking for management contracts decreased $5.8 million, or 16.5%, to $29.4 million for the year ended December 31, 2003, from $35.2 million for the year-ago period.   This decrease resulted from the net reduction of several unprofitable contracts.

Reimbursed management contract expense.  Reimbursed management contract expense increased $4.1 million, or 1.3%, to $330.2 million in the year ended December 31, 2003, as compared to $326.1 million in the year-ago period.  This increase resulted from additional reimbursed costs incurred on the behalf of owners.

Gross profit—lease contracts.  Gross profit for lease contracts of $13.5 million for the year ended December 31, 2003 was equivalent to $13.5 million in the year-ago period.  Gross margin for lease contracts increased to 9.8% during 2003 compared to 9.5% during 2002.  This increase resulted from the termination of lower margin contracts and the reduction of operating expenses on existing contracts.

Gross profit—management contracts.  Gross profit for management contracts increased $4.4 million, or 10.1%, to $47.2 million for the year ended December 31, 2003, compared to $42.8 million in the year-ago period.  Gross margin for management contracts increased to 61.6% during 2003 compared to 54.9% during 2002.  The increases in gross profit and gross margin were related to the elimination of several unprofitable contracts and the reduction in costs of operations.

General and administrative expenses.  General and administrative expenses increased $2.6 million, or 8.5%, to $32.7 million for the year ended December 31, 2003, compared to $30.1 million for the year-ago period.  This increase resulted primarily from increases in wage and benefit costs, and professional and consulting fees.

Special charges.  We recorded $1.1 million of special charges for the year ended December 31, 2003, compared to $2.9 million for the year ending December 31, 2002.  The 2003 special charges included $0.4 million for costs associated with evaluating financing alternatives, $0.3 million for costs associated with prior years’ terminated contracts, $0.3 million for costs incurred on behalf of our parent company and $0.2 million for severance costs, which were partially offset by a $0.2 million reimbursement from a mediated contract settlement of $0.8 million. The 2002 special charges included $1.0 million related to the legal costs for the registration of the 14% senior subordinated second lien notes, $0.8 million in costs related to contracts terminated in prior years, $0.4 million in severance costs, $0.3 million in costs incurred on behalf of our parent company, $0.2 million for insurance costs in accordance with ERISA requirements, and $0.2 million in prior year rent and other adjustments.

Management fee—parent company.  We recorded $3.0 million of management fee for each of the years ended December 31, 2003 and December 31, 2002 to AP Holdings, Inc. pursuant to our management agreement.  The actual payment of the management fee is determined by the terms and conditions as set forth in the senior credit facility.

Valuation allowance related to long-term receivables.  We recorded $2.7 million as a valuation allowance related to long-term receivables for the year ended December 31, 2003, as compared to no allowance for the year ended December 31, 2002.  The allowance was recorded due to the extended length of time estimated for collection on certain long-term receivables related to the Bradley International Airport parking contract.

Fiscal 2002 Compared to Fiscal 2001

Parking services revenue—lease contracts.  Lease contract revenue decreased $14.0 million, or 9.0%, to $142.4 million in the year ended December 31, 2002, compared to $156.4 million in the year-ago period. The majority of this decrease resulted from the net reduction of 36 leases through contract expirations and conversions to management contracts.

Parking services revenue—management contracts.  Management contract revenue decreased $9.4 million, or 10.7%, to $78.0 million in the year ended December 31, 2002, compared to $87.4 million in the year-ago period. This decrease resulted from the reduction of several unprofitable contracts and the negative economic impact on our reverse management contracts, which more than offset the net addition of one management contract through internal growth and the positive impact of the conversion to a capital lease program for our vehicles. In addition, we received a payment of $4.8 million in 2001 related to the exercise of owner termination rights associated with certain management contracts. There were no similar payments received in 2002.

Reimbursement of management contract expense.  Reimbursement of management contract expense increased $8.1 million, or 2.6%, to $326.1 million in the year ended December 31, 2002, as compared to $318.0 million in the year-ago period. This increase resulted from additional reimbursements for costs incurred on the behalf of property owners.

Cost of parking services—lease contracts.  Cost of parking for lease contracts decreased $13.7 million, or 9.6%, to $128.9 million for the year ended December 31, 2002, from $142.6 million for the year-ago period. This decrease resulted from the net reduction of 36 leases through contract expirations and conversions to management contracts.

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

Gross profit—lease contracts.  Gross profit for lease contracts decreased $0.3 million, or 2.2%, to $13.5 million for the year ended December 31, 2002, compared to $13.8 million in the year-ago period. Gross margin for leases improved to 9.5% during 2002 compared to 8.9% during 2001. This increase was primarily due to the recovery in volume versus 2001, which had the impact of the attacks of September 11, 2001.

Gross profit—management contracts.  Gross profit for management contracts decreased $0.3 million, or 0.7%, to $42.8 million for the year ended December 31, 2002, compared to $43.1 million in the year-ago period. Gross margin for management contracts improved to 54.9% during 2002 compared to 49.3% during 2001. Most management contracts have no cost of parking services related to them, as all costs incurred by us are reimbursed by the property owner. However, several contracts, which are referred to as reverse management contracts and which typically provide for larger management fees, require us to pay for certain costs. This increase in gross margin percentage typically was related to the reduction in costs of operations, conversion to a capital lease program for our vehicles and the termination of several unprofitable contracts.

General and administrative expenses.  General and administrative expenses increased $0.1 million, or 0.5%, to $30.1 million for the year ended December 31, 2002, compared to $30.0 million for the year-ago period. This slight increase resulted from increases in wages and benefits that were offset by implementation of cost savings and operating efficiencies.

Special charges. We recorded $2.9 million of special charges for the year ended December 31, 2002, compared to $15.9 million for the year ended December 31, 2001. The 2002 special charges included $1.0 million related to the legal costs incurred for the registration of the 14% senior subordinated second lien notes, $0.8 million in costs related to contracts terminated in prior years, $0.4 million in severance costs, $0.3 million in costs related to our parent company, $0.2 million for insurance costs in accordance with ERISA requirements, and $0.2 million in prior year rent and other adjustments. The charges for 2001 included $11.8 million related to the exchange (see Note D of the Notes to the Consolidated Financial Statements), $1.7 million related to a provision for abandoned businesses, $0.9 million for legal costs, $0.8 million in a provision for headquarters reorganization, $0.3 million in prior period retroactive insurance premium increases, $0.3 million in outside consultant costs related to prior periods, and $0.1 million in severance costs.

Management fee—parent company.  We recorded $3.0 million of management fees to AP Holdings, Inc. for the year ended December 31, 2002, pursuant to our management agreement with AP Holdings, Inc.  There was no management fee for the year ended December 31, 2001.

Bad debt relating to related party non-operating receivables.  We recorded no charges for the year ended December 31, 2002, compared to a $12.9 million bad debt provision related to non-operating receivables for the year ended December 31, 2001. The 2001 bad debt provision for non-operating receivables relates to advances to and deposits with affiliates that had previously been reclassified from a long-term asset to stockholders’ deficit. This provision was made due to uncertainty regarding the ability of the affiliates to repay such amounts without potentially receiving distributions from us.

Other income and expense.  Interest expense, net of interest income decreased $1.6 million to $16.0 million in 2002, from $17.6 million in 2001. Minority interest of $0.2 million in 2002 was equal to the $0.2 million in 2001. Income tax expense of $0.4 million in 2002 was equal to the $0.4 million in 2001.

Unaudited Quarterly Results

The following table sets forth our unaudited quarterly consolidated statement of operations data for the years ended December 31, 2002 and December 31, 2003.  The unaudited quarterly information has been prepared on the same basis as the annual financial information and, in management’s opinion, includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information for the quarters presented. Historically, the Company’s revenues and operating results have varied from quarter to quarter and are expected to continue to fluctuate in the future. These fluctuations have been due to a number of factors, including: general economic conditions in the Company’s markets; additions of contracts; expiration and termination of contracts; conversion of lease contracts to management contracts; conversion of management contracts to lease contracts and changes in terms of contracts that are retained. In addition, operating results have been seasonally lower during the first and second fiscal quarters than during the third and fourth quarters of the fiscal year. The operating results for any historical quarter are not necessarily indicative of results for any future period.

	2002 Quarters Ended				2003 Quarters Ended
($ in thousands)	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
	(unaudited)

Parking services revenue:
Lease contracts	$34,839	$36,877	$36,499	$34,161	$35,674	$35,891	$31,989	$35,127

Management contracts	20,377	19,888	18,464	19,300	17,969	19,129	18,491	21,024

Reimbursement of management contract expense	81,779	88,552	101,936	53,879	76,813	84,322	84,160	84,948

Total revenue	136,995	145,317	156,899	107,340	130,456	139,342	134,640	141,099

Cost of parking services:
Lease contracts	31,528	32,936	33,755	30,652	32,818	32,703	28,001	31,631

Management contracts	10,960	10,262	6,935	7,044	6,696	7,500	7,097	8,146

Reimbursed management contract expense	81,779	88,552	101,936	53,879	76,813	84,322	84,160	84,948

Total cost of parking services	124,267	131,750	142,626	91,575	116,327	124,525	119,258	124,725

Gross profit:
Lease contracts	3,311	3,941	2,744	3,509	2,856	3,188	3,988	3,496

Management contracts	9,417	9,626	11,529	12,256	11,273	11,629	11,394	12,878

Total gross profit	12,728	13,567	14,273	15,765	14,129	14,817	15,382	16,374

General and administrative expense	7,720	7,476	7,351	7,586	8,111	7,989	8,265	8,329

Depreciation and amortization	1,409	2,073	1,952	2,120	1,890	1,850	1,815	1,946
Special charges	208	1,243	303	1,143	97	248	203	507

Management fee-parent company	750	750	750	750	750	750	750	750

Valuation allowance related to long-term receivables	—	—	—	—	—	—	—	2,650

Operating income	2,641	2,025	3,917	4,166	3,281	3,980	4,349	2,192

Interest expense (income)
Interest expense	3,916	4,076	4,231	4,023	4,043	4,143	4,061	4,550
Interest income	(45)	(119)	(40)	(77)	(42)	(60)	(51)	(85)

	3,871	3,957	4,191	3,946	4,001	4,083	4,010	4,465

Gain on extinguishment of debt	—	—	—	—	—	—	1,757	—

(Loss) income before minority interest expense and income taxes	(1,230)	(1,932)	(274)	220	(720)	(103)	2,096	(2,273)
Minority interest expense	30	50	44	56	65	120	81	91
Income tax expense	115	134	104	75	178	157	148	141

Net (loss) income	$(1,375)	$(2,116)	$(422)	$89	$(963)	$(380)	$1,867	$(2,505)

Liquidity and Capital Resources

Outstanding Indebtedness

We have a significant amount of indebtedness. On December 31, 2003, we had total indebtedness of approximately $161.1 million including carrying value in excess of principal of $10.2 million:

•              $36.1 million under our existing senior credit facility;

•              $66.8 million of 14% notes, including $9.4 million of carrying value in excess of principal, which are due in December 2006; and

•              $49.7 million of 9 1/4% notes, including $0.8 million in carrying value in excess of principal, which are due in March 2008.

We cannot assure you that cash flow from operations, combined with additional borrowings under our existing senior credit facility will be available in an amount sufficient to enable us to pay our indebtedness, or to fund other liquidity needs. We and our subsidiaries may be able to incur substantial additional indebtedness in the future, which could cause the related risks to increase. We will need to refinance all or a portion of our indebtedness, including the existing senior credit facility, the 14% senior subordinated second lien notes and the 9 1/4% senior subordinated notes, on or before their respective maturities. We cannot assure you that we will be able to refinance any of our indebtedness, including the existing senior credit facility, the 14% senior subordinated second lien notes and the 9 1/4% senior subordinated notes, on commercially reasonable terms or at all. If we are unable to refinance our debt, we may default under the terms of our indebtedness, which could lead to an acceleration of the debt. We do not expect that we could repay all of our outstanding indebtedness if the repayment of such indebtedness were accelerated.

Existing Senior Credit Facility

We entered into a Second Amended and Restated Credit Agreement as of August 28, 2003 with LaSalle Bank National Association, as agent and revolving lender, and Credit Suisse First Boston, as term loan lender. Credit Suisse First Boston has subsequently assigned all of its loans and rights as lender to several funds affiliated with GoldenTree Asset Management. This Second Amended and Restated Credit Agreement represents a restructuring of the prior $43.0 million senior credit facility.

The existing senior credit facility consists of $65.0 million in revolving and term loans, specifically:

•              a $33.0 million revolving credit facility provided by LaSalle Bank, which will expire on June 30, 2006, including a letter of credit facility with a sublimit of $30.0 million or such greater amount as LaSalle Bank may agree to for letters of credit; and

•              a $32.0 million term loan held by GoldenTree Asset Management due in full on July 31, 2006.

The revolving credit facility bears interest, at our option, at either LIBOR plus 4.50% or an adjusted base rate plus 2.25%. The term loan bears interest equal to the rate publicly announced from time to time by LaSalle Bank as its “prime rate,” which cannot be less than 4.25% per annum, plus 6.75%. Accrued term loan interest is payable monthly in arrears. Pursuant to the terms of the credit agreement, we have elected to defer the cash payment of 3% per annum of term loan interest. The deferred amount, together with accrued interest thereon, is payable upon maturity of the term loan.

The existing senior credit facility includes covenants that limit our ability to incur additional indebtedness, issue preferred stock or pay dividends and contains certain other restrictions on our activities. It is secured by substantially all of our existing and future domestic guarantor subsidiaries’ existing and after-acquired assets, including a pledge of 100% of the stock of our existing and future domestic guarantor subsidiaries and 65% of the stock of our existing and future foreign subsidiaries, by a first priority pledge of all of our common stock owned by AP Holdings, Inc. and by all other existing and after-acquired property of AP Holdings, Inc.  The senior credit facility was amended on March 11, 2004, with the principal changes to the agreement providing for revisions to certain financial covenants.

If we identify investment opportunities requiring cash in excess of our cash flows and existing cash, we may borrow under our senior credit facility.

At December 31, 2003, borrowings against the senior credit facility aggregated $36.1 million. In addition, there were $17.2 million of letters of credit outstanding, resulting in an $11.7 million availability under the senior credit facility.

Debt Restructuring

On January 11, 2002, we restructured our publicly issued debt. We exchanged $91.1 million of our outstanding 9 1/4% notes due 2008 for $59.3 million of our newly issued 14% senior subordinated second lien notes due 2006 and shares of our newly issued Series D preferred stock. As part of these transactions, we also received $20.0 million in cash. The cash was used to repay borrowings under our then existing senior credit facility, repurchase shares of existing redeemable Series C preferred stock owned by our parent company and pay expenses incurred in connection with the restructuring transactions.

In conjunction with the exchange, we repaid $9.5 million of indebtedness under our then existing senior credit facility, paid $2.7 million in accrued interest relating to the $91.1 million of the 9 1/4% notes due 2008 that were tendered, and paid $9.7 million (including $1.3 million capitalized as debt issuance costs related to the senior credit facility) in fees and expenses related to the exchange, which included a $3.0 million transaction advisory fee to AP Holdings, Inc. In addition, we repurchased $1.5 million of redeemable preferred stock held by AP Holdings, Inc. The fees and expenses of $9.7 million related to the exchange and the amended and restated senior credit facility were provided for in the period ended December 31, 2001. (For additional information, please see Note E to the consolidated financial statements included herein.)

Letters of Credit

As of December 31, 2003, we had $17.2 million in letters of credit outstanding, which constitute a use of our revolving credit facility availability. We are required under certain contracts to provide performance bonds. These bonds are typically renewed on an annual basis. The market for performance bonds was severely impacted by the events of September 11, 2001, corporate bankruptcies and general economic conditions. Consequently, the surety market has contracted and imposed more stringent underwriting requirements. As of December 31, 2003, we had provided $5.2 million in letters of credit to collateralize our current performance bond program. We expect that we will have to provide additional collateral to support our performance bond program. While we expect that we will be able to provide sufficient collateral, there can be no assurance that we will be able to do so.

During the first quarter of 2003, our casualty insurance carrier returned funds previously held in trust, in the amount of $12.0 million, which was exchanged for a letter of credit in the same amount.

Lease Commitments

We have lease commitments of $20.5 million for fiscal 2004. The leased properties generate sufficient cash flow to meet the base rent payment.

Guarantor Payments

Pursuant to our obligations with respect to the parking garage operations at Bradley International Airport, we have guaranteed any revenue shortfall and are required to make certain payments for the benefit of the State of Connecticut and for holders of special facility revenue bonds. We made deficiency payments (net of repayments) of $1.2 million in 2002 and $3.3 million in 2003. Although we expect to recover all amounts owed to us, we expect that we may have to make material additional deficiency payments in the near term.

Daily Cash Collections

As a result of day-to-day activity at our parking locations, we collect significant amounts of cash. Lease contract revenue is generally deposited into our local bank accounts, with a portion remitted to our clients in the form of rental payments according to the terms of the leases. Under management contracts, some clients require us to deposit the daily receipts into one of our local bank accounts, with the cash in excess of our operating expenses and management fees remitted to the clients at negotiated intervals. Other clients require us to deposit the daily receipts into client accounts and the clients then reimburse us for operating expenses and pay our management fee subsequent to month-end. Some clients require a segregated account for the receipts and disbursements at locations. Our working capital and liquidity may be adversely affected if a significant number of our clients require us to deposit all parking revenues into their respective accounts.

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

Our average investment in working capital depends on our contract mix. For example, an increase in contracts that require all cash deposited in our bank accounts reduces our investment in working capital and improves our liquidity. During 2003 and 2002, there were no material changes in these types of contracts. In addition, our clients may accelerate monthly distributions to them and have an estimated distribution occur in the current month. During 2003, there were no material changes in the timing of current month distributions.  During 2002, this acceleration of monthly distributions resulted in a reduction of working capital of approximately $2.4 million.

Our liquidity also fluctuates on an intra-month and intra-year basis depending on the contract mix and timing of significant cash payments, such as our scheduled interest payments on our notes. Additionally, our ability to utilize cash deposited into our local accounts is dependent upon the availability and movement of that cash into our corporate account. For all these reasons, we, from time to time, carry a significant cash balance, while also utilizing our senior credit facility.

Net Cash Provided by Operating Activities

Net cash provided by operating activities totaled $13.6 million for 2003, compared to $3.7 million for 2002.  Cash provided during 2003 included $12.0 million from the return of funds held in a trust by our casualty insurance carrier, which was exchanged for a letter of credit in the same amount, a decrease in accounts receivable of $3.7 million due to improved collection efforts, a decrease in deposits for insurance programs of $2.2 million and an increase of $6.8 million in accrued liabilities primarily related to our casualty insurance program which were offset by interest payments of $10.4 million on the senior subordinated notes and $4.5 million of other interest payments and an increase in long-term receivables of $4.3 million related primarily to guarantor payments on Bradley airport.

Net cash provided by operating activities totaled $3.7 million for 2002, compared to cash provided of $9.4 million for 2001. Cash provided during 2002 included $7.2 million from a decrease in accounts receivable due to improved collections, the termination of several large airport contracts and $8.3 million from an increase in accrued liabilities which reflects the receipt of $20.0 million from the exchange reduced by the fees and payments related to the exchange, which were offset by a decrease in accounts payable of $10.2 million and an increase of $6.5 million in other assets, due to an increase in deposits for insurance programs.

Net Cash Used in Investing Activities

Net cash used in investing activities totaled $2.5 million in 2003 compared to $2.4 million in 2002.  Cash used in investing for 2003 included capital expenditures of $1.8 million for capital investments needed to secure and/or extend leased facilities, investment in information system enhancements and infrastructure and $0.7 million for contingent payments on previously acquired contracts.

Net cash used in investing activities totaled $2.4 million in 2002, compared to cash used of $2.1 million in 2001. Cash used in investing for 2002 included capital expenditures of $1.8 million for capital investments to secure and/or extend leased facilities, investment in information system enhancements and $0.6 million for contingent purchase payments on previously acquired contracts.

Net Cash Used in Financing Activities

Net cash used in financing activities totaled $9.2 million in 2003 compared to cash used of $2.8 million in 2002.  The 2003 activity included $5.9 million in cash used to repurchase 14% senior subordinated second lien notes, $3.0 million in cash used for debt issuance costs in connection with amendments to our senior credit facility, $2.4 million in cash used for redemption of preferred stock, $2.0 million in cash used for payments on capital leases and $0.7 million for cash used on joint venture borrowings. (See Note F of the Notes to the Consolidated Financial Statements). In addition, we provided funds from increases in borrowings on our senior credit facility of $4.5 million and borrowings of $0.3 million in long-term equipment financing.

Net cash used in financing activities totaled $2.8 million in 2002, compared to cash used in financing activities of $2.9 million in 2001. The 2002 activity included $2.5 million in cash used for redemption of preferred stock, $1.9 million in cash used for payments on capital leases, $0.9 million in cash used for repayments on joint venture borrowings and $0.4 million in cash used on long-term borrowings and $0.2 million in debt issuance costs in connection with amendments to our senior credit facility. For additional information, please see Note D of the Notes to the Consolidated Financial Statements. In addition, we provided funds from increases in borrowings on our senior credit facility of $3.0 million.

Cash and Cash Equivalents

We had cash and cash equivalents of $8.5 million at December 31, 2003, compared to $6.2 million at December 31, 2002 and $7.6 million at December 31, 2001.

Other Capital Resources Information

The January 11, 2002 exchange offer and recapitalization was accounted for as a “modification of terms” type of troubled debt restructuring as prescribed by FASB Statement No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings. Under FAS 15, an effective reduction in principal or accrued interest does not result in the debtor recording a gain as long as the future contractual payments under the restructured debt are more than the carrying amount of the debt before the restructuring. In those circumstances, the carrying amount of the original debt or investment is not adjusted, and the effects of any changes are reflected in future periods as a reduction in interest expense. That is, a constant effective interest rate is applied to the carrying amount of the debt between restructuring and maturity. The effective interest rate is the discount rate that equates the present value of the future cash payments specified by the new terms with the unadjusted carrying amount of the debt.

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

The accounting for this exchange under FAS 15 was as follows:

•              No gain was recognized by us for the excess of (a) the principal of the new notes over (b) the principal of the registered notes.

•              The unrecorded gain, which remains part of the carrying value of the debt, is being amortized as a reduction to future interest expense using an effective interest rate applied to the combined balance of the unregistered and registered notes.

Summary Disclosures About Contractual Obligations and Commercial Commitments

The following summarizes certain of our contractual obligations at December 31, 2003 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.  The nature of our business is to manage parking facilities.  As a result, we do not have significant short-term purchase obligations.

	Payments due by period
($ in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term debt(1)	$152,216	$2,786	$98,960	$49,116	$1,354
Operating leases(2)	97,064	20,547	42,411	15,008	19,098
Capital leases(3)	4,783	2,327	2,455	1	—
Other long-term liabilities(4)	19,505	2,909	7,558	2,560	6,478
Total	$273,568	$28,569	$151,384	$66,685	$26,930

(1)           Represents principal amounts, but not interest. See Note F to our consolidated financial statements.

(2)           As described in Note I to our consolidated financial statements.

(3)           Represents minimum future payments. See Note M to our consolidated financial statements.

(4)           Represents deferred compensation, customer deposits, insurance claims and deferred interest on the term loan.

There can be no assurance that our cash flow from operations, combined with additional borrowings under the existing senior credit facility, will be available in an amount sufficient to enable us to repay our indebtedness or to fund our other liquidity needs or planned capital expenditures. We may need to refinance all or a portion of our indebtedness on or before their respective maturities. There can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Critical Accounting Policies

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Accounting estimates are an integral part of the preparation of the financial statements and the financial reporting process and are based upon current judgments. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Certain accounting estimates are particularly sensitive because of their complexity and the possibility that future events affecting them may differ materially from our current judgments and estimates.

This listing of critical accounting policies is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgment regarding accounting policy. We believe that of our significant accounting policies, the following may involve a higher degree of judgment and complexity:

Impairment of Long-Lived Assets and Goodwill

As of December 31, 2003, our net long-lived assets were comprised primarily of $13.1 million of property, equipment and leasehold improvements and $2.9 million of contract and lease rights. In accounting for our long-lived assets, other than goodwill, we apply the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” Beginning January 1, 2002, we account for goodwill and other intangible assets under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” As of December 31, 2003, we had $117.4 million of goodwill.

The determination and measurement of an impairment loss under these accounting standards require the significant use of judgment and estimates. The determination of fair value of these assets utilizes cash flow projections that assume certain future revenue and cost levels, assumed discount rates based upon current market conditions and other valuation factors, all of which involve the use of significant judgment and estimation. For the years ended December 31, 2002, and December 31, 2003, we were not required to record any impairment charges related to long-lived assets or to goodwill. Future events may indicate differences from our judgments and estimates which could, in turn, result in impairment charges in the future. Future events that may result in impairment charges include increases in interest rates, which would impact discount rates, unfavorable economic conditions or other factors which could decrease revenues and profitability of existing locations and changes in the cost structure of existing facilities. Factors that could potentially have an unfavorable economic effect on our judgments and estimates include, among others: changes imposed by governmental and regulatory agencies, such as property condemnations and assessment of parking-related taxes; construction or other events that could change traffic patterns; and terrorism or other catastrophic events.

Insurance Reserves

We purchase comprehensive casualty insurance (including, without limitation, general liability, garage-keepers legal liability, worker’s compensation and umbrella/excess liability insurance) covering certain claims that occur at parking facilities we lease or manage. Under our various liability and workers’ compensation insurance policies, we are obligated to reimburse the insurance carrier for the first $250,000 of any loss. As a result, we are, in effect, self-insured for all claims up to the deductible levels. We also are self-insured for up to $125,000 per year per covered individual in eligible medical expenses incurred by certain employees and family members who receive medical coverage through us. We apply the provisions of SFAS No. 5, “Accounting for Contingencies”, in determining the timing and amount of expense recognition associated with claims against us. The expense recognition is based upon our determination of an unfavorable outcome of a claim being deemed as probable and reasonably estimated, as defined in SFAS No. 5. This determination requires the use of judgment in both the estimation of probability and the amount to be recognized as an expense. We utilize historical claims experience along with regular input from third party insurance advisors and actuaries in determining the required level of insurance reserves. Future information regarding historical loss experience may require changes to the level of insurance reserves and could result in increased expense recognition in the future.

Allowance for Doubtful Accounts

We report accounts receivable, net of an allowance for doubtful accounts, to represent our estimate of the amount that ultimately will be realized in cash. Management reviews the adequacy of its allowance for doubtful accounts on an ongoing basis, using historical collection trends, aging of receivables, and a review of specific accounts, and makes adjustments in the allowance as necessary. Changes in economic conditions or other circumstances could have an impact on the collection of existing receivable balances or future allowance considerations.

Litigation

We are subject to litigation in the normal course of our business. We apply the provisions of SFAS No. 5, “Accounting for Contingencies,” in determining the timing and amount of expense recognition associated with legal claims against us. Management uses guidance from internal and external legal counsel on the potential outcome of litigation in determining the need to record liabilities for potential losses and the disclosure of pending legal claims. See Note L of the notes to consolidated financial statements included herein.

Risk Factors

Our indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations.

We have a significant amount of indebtedness.  On December 31, 2003, we had total indebtedness of approximately $161.1 million, including carrying value in excess of principal of $10.2 million.

Our indebtedness could have important consequences. For example, it could:

•              increase our vulnerability to general adverse economic and industry conditions;

•              require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, growth initiatives, acquisitions and other general corporate purposes;

•              limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•              limit our ability to engage in activities that may be in our long-term best interests;

•              limit our ability to use capital as a means of retaining existing clients and attracting new clients;

•              be required to be repaid if we experience a change of control;

•              make it more difficult for us to satisfy our obligations with respect to our debt;

•              place us at a competitive disadvantage compared to our competitors that have less debt and greater financial resources; and

•              limit our ability to borrow additional funds.

We cannot assure you that cash flow from operations, combined with additional borrowings under the existing senior credit facility and any future credit facility will be available in an amount sufficient to enable us to repay our indebtedness, or to fund other liquidity needs. We and our subsidiaries may be able to incur substantial additional indebtedness in the future, which could cause the related risks to intensify. We will need to refinance all or a portion of our indebtedness including our existing senior credit facility the 9 1/4% notes and 14% notes, on or before their respective maturities. We cannot assure you that we will be able to refinance any of our indebtedness including our existing senior credit facility the 9 1/4% notes and 14% notes, on commercially reasonable terms or at all. If we are unable to refinance our debt, we may default under the terms of our indebtedness, which could lead to an acceleration of the debt. We do not expect that we could repay all of our outstanding indebtedness if the repayment of such indebtedness were accelerated.

If our current parent company defaults on its debt obligations, it could result in a cross-default under our debt obligations.

AP Holdings, Inc., our current parent company, is a holding company whose assets consist primarily of our capital stock.  Our parent company’s cash flow and ability to service its debt obligations are solely dependent upon our earnings, cash flow, liquidity and ability to distribute cash to the parent company.  Our ability to distribute cash depends on our operating results, applicable laws and the contractual restrictions contained in our debt instruments, including the existing senior credit facility, the 14% notes and the 9¼% notes.  We cannot be certain that we will be permitted to make payments to our parent company in amounts sufficient to allow it to service its debt obligations.

If our current parent company defaults on its payment obligations under its 11¼% notes due 2008 and the holders of those notes accelerate the repayment of such notes, this acceleration would be a default under the terms of our parent company’s notes, as well as a default under the term of our existing senior credit facility, which our parent company guarantees.  A default under the terms of our senior credit facility would give the lenders the right to accelerate the repayment of the senior credit facility, which would in turn give the holders of the 9¼% notes and the 14% notes the right to accelerate the repayment of such notes.  As of December 31, 2003, AP Holdings had an aggregate principal amount of approximately $38.2 million of indebtedness under its 11¼% notes and approximately $15.5 million of other indebtedness.

Our current parent company has annual cash interest expense of approximately $.1 million, after giving effect to the waiver from an investor to delay the payment of cash interest until March 15, 2007.  Our parent company may incur additional indebtedness.

Our working capital and liquidity may be affected if a significant number of our clients require us to deposit all parking revenues into their respective accounts.

We frequently contract with clients to hold parking revenues in our account and remit the revenues, minus the operating expenses and our fee, to our clients at the end of the month. Some clients, however, require us to deposit parking revenues in their accounts on a daily basis. This type of arrangement requires us to pay costs as they are incurred and receive reimbursement and the management fee after the end of the month. There can be no assurance that a significant number of clients will not switch to the practice of requiring us to deposit all parking revenues into their respective accounts, which would have a material adverse effect on our liquidity and financial condition.

Our business would suffer if the use of parking facilities we operate decreased.

We derive a substantial portion of our revenues from the operation and management of parking facilities. Our business would suffer if the use of parking facilities in urban areas or at or near airports decreased. Further, our success depends on our ability to adapt and improve our products in response to evolving client needs and industry trends. If demand for parking is low due to decreased car and airplane travel resulting from increased gasoline prices, inclement weather, increased regulation, general economic slowdown or other factors, our business, financial condition, results of operations and our ability to achieve sufficient cash flow to service our indebtedness, may be materially adversely affected.

The operation of our business is dependent upon key personnel.

Our success is, and will continue to be, substantially dependent upon the continued services of our executive management team. The loss of the services of one or more of the members of our executive management team could have a material adverse effect on our financial condition and results of operations. Although we have entered into employment agreements with, and historically have been successful in retaining the services of, our executive management, there can be no assurance that we will be able to retain them in the future. In addition, our continued growth depends upon our ability to attract and retain skilled operating managers and employees.

We have significant financial obligations under our lease at Bradley International Airport.

We are the lessee under a 25-year lease with the State of Connecticut that expires on April 6, 2025, under which we lease the surface parking and 3,500 new garage parking spaces at Bradley International Airport located in the Hartford, Connecticut metropolitan area. The parking garage was financed on April 6, 2000 through the issuance of $47.7 million of State of Connecticut special facility revenue bonds. The Bradley lease provides that we deposit with a trustee for the bondholders all gross revenues collected from operations of the surface and garage parking, and from these gross revenues, the trustee pays debt service on the special facility revenue bonds, operating and capital maintenance expenses of the surface and garage parking facilities and specific annual guaranteed minimum payments to the State. Principal and interest on the Bradley special facility revenue bonds increases from approximately $3.6 million in lease year 2002 to approximately $4.5 million in lease year 2025. Our annual guaranteed minimum payments to the State increase from approximately $8.3 million in lease year 2002 to approximately $13.2 million in lease year 2024.

To the extent that monthly gross receipts are not sufficient for the trustee to make the required payments we are obligated, pursuant to our guaranty agreement, to deliver the deficiency amount to the trustee within three business days of notice. We are responsible for these deficiency payments regardless of the amount of utilization for the Bradley parking facilities. We made payments of $1.2 million in 2002, net of repayments of $0.4 million and $3.3 million in 2003, to cover these deficiency payments. Although the State of Connecticut has an obligation to raise parking rates to offset a decline in usage, there is no guarantee that the State of Connecticut will raise rates enough to offset a decline in usage or that any change in rates will result in revenues sufficient to cover the trustee’s payments without resort to our guaranty. As of December 31, 2003, the net receivable for this contract, which comprises deficiency payments of $4.5 million, is included in long-term receivables. Although we expect to recover all amounts owed to us, we expect we may have to make material additional deficiency payments in the near term.

Our business would be harmed if fewer clients obtain insurance through us.

Many of our clients have historically chosen to obtain liability insurance for the locations we manage through us. Clients do, however, have the option of purchasing such insurance independently, as long as we are named as an additional insured pursuant to an additional insured endorsement. We purchase insurance policies at prices that we believe represent a discount to the prices that would typically be charged to parking facility owners on a stand-alone basis. Pursuant to our management contracts, we charge our clients for insurance at rates we believe are competitive. A material reduction in the amount of insurance obtained through us could have a material adverse effect on our operating income.

Additional funds would need to be reserved for future insurance losses if such losses are worse than expected.

We provide liability and worker’s compensation insurance coverage consistent with our obligations to our clients under our various management contracts and leases. We are obligated to reimburse our insurance carrier for each loss incurred in the current policy year up to the amount of a deductible specified in our insurance policies. The deductible for our various liability and workers’ compensation policies is $250,000. We also purchase group health insurance for eligible full-time employees and family members and self-insure for up to $125,000 per year per covered individual in eligible incurred medical expenses. Our financial statements reflect our funding of all such obligations based upon guidance and evaluation we have received from third party insurance professionals. There can be no assurance, however, that the ultimate amount of our obligations will not exceed the amount presently funded or accrued, in which case we would need to set aside additional funds to reserve for any such excess. Our obligations could increase if we receive a greater number of insurance claims or the cost of claims generally increases. A material increase in insurance costs due to a change in the number of claims, claims costs or premiums paid by us could have a material adverse effect on our operating income.

We could face considerable business and financial risk in implementing our growth strategy.

We face substantial risks in growing our business, either organically or through acquisitions. Risks include:

•              Difficulties in the integration of new operations, technologies, products and personnel;

•              Competitive pressures;

•              Inability to maintain our standards, controls and procedures;

•              Risks of entering new geographic or service markets in which we have no or limited prior experience;

•              Potential loss of employees;

•              Limited availability of capital for working capital, capital expenditures, acquisitions and investment in information technology systems upgrades;

•              Diversion of management’s attention; and

•              Expenses of any undisclosed or potential liabilities of any acquired company.

Our growth will be directly affected by the results of operations of added parking facilities, which will depend, in turn, upon the competitive environment for acquisitions and new contracts and our ability to obtain suitable financing, contract terms and government licenses and approvals.

Our ability to expand our business will be dependent upon the availability of adequate capital.

The rate of our expansion will depend in part upon the availability of adequate capital, which in turn will depend in large part upon cash flow generated by our business and the availability of equity and debt capital. We cannot assure you that we will be able to obtain equity or debt capital on acceptable terms or at all. Our proposed new senior credit facility is expected to contain, and the indentures governing our 9 1/4% and 14% notes do contain, provisions that restrict our ability to incur additional indebtedness and make to substantial asset sales that might otherwise be used to finance our expansion. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness.  As a result, we cannot assure you that we will be able to finance our current growth strategy.

The failure to successfully integrate possible future acquisitions or new contracts could have a negative impact on our business.

We plan to pursue acquisitions on a selective basis in the future. Successful integration and management of additional facilities will depend on a number of factors, many of which are beyond our control. There can be no assurance that suitable acquisitions or new contract candidates will be identified, that such acquisitions or new contracts will be consummated or that the acquired operations or new contracts can be integrated successfully.  Any acquisition contemplated or completed by us may result in adverse short-term effects on our reported operating results, divert management’s attention, introduce difficulties in retaining, hiring and training key personnel, and introduce risks associated with unanticipated problems or legal liabilities, cause the incurrence of additional debt, cause the issuance of additional equity, contingent liabilities and amortization of expenses related to intangible assets, some or all of which could reduce our profitability and harm our business.

Our management contracts and leases expose us to certain risks.

As of December 31, 2003, we operated approximately 84% of our parking facilities pursuant to management contracts. Under these contracts, we typically receive a base monthly fee for managing the facility as well as amounts attributable to ancillary services, and we may also receive an incentive fee based on the achievement of facility performance objectives. However, some management contracts, which are referred to as “reverse” management contracts, usually provide for larger management fees and require the facility manager to pay certain of these parking facility costs, which exposes us to greater risk. Many of these contracts are for a one-year term and may be canceled by the client for various reasons, including development of the real estate for other uses. Many of these contracts are cancelable on as little as 30 days’ notice without cause. Our ability to continue operating in these facilities is based on the client’s satisfaction with our performance.

As of December 31, 2003, we operated approximately 16% of our parking facilities pursuant to leases. Although there is generally more potential for income from leased facilities than from management contracts, they also generally carry more risk. Under some of these lease contracts, we are obligated to pay to the owner of the facility a fixed base rent, often regardless of the actual utilization of the facility. Some of these leases can be for periods exceeding ten years. Maintenance and operating expenses for leased facilities are borne by us and are not passed through to the owner, unlike management contracts. A decline in facility utilization could result in lease payments exceeding the revenues received for operating the parking facility. Many of these leases may be canceled by the client for various reasons, including development of the real estate for other uses. Some are cancelable on as little as 30 days’ notice without cause.

The loss or renewal on less favorable terms of a substantial number of management contracts or leases could have a material adverse effect on our business, financial condition and results of operations. In addition, because certain management contracts and leases are with state, local and quasi-governmental entities, changes to certain governmental entities’ approaches to contracting regarding parking facilities could affect such contracts. A material reduction in the operating income associated with ancillary services we provide under management contracts and leases, including increases in costs or claims associated with, or a reduction in the number of clients purchasing, insurance we provide, could have a material adverse effect on our business, financial condition and results of operations. To the extent that management contracts and leases are cancelable without cause, most of these contracts would also be cancelable in the event of bankruptcy, despite the automatic stay provisions under bankruptcy law.

Our business may be harmed as a result of terrorist attacks.

Any terrorist attacks, particularly in the United States or Canada, may negatively impact our business and results of operations. Attacks have resulted in, and may continue to result in, increased government regulation of airlines and airport facilities, including imposition of minimum distances between parking facilities and terminals, resulting in the elimination of currently managed parking facilities, and increased security checks of employees and passengers at airport facilities. These types of regulations could impose costs that we may not be able to pass on to clients and reduce revenues. To the extent that these attacks deter people either from flying or congregating in public areas, demand for parking at airports and at urban centers may decline. This decline may result in fewer owners of these facilities hiring us to manage their parking facilities and lower incentive payments under those contracts where we receive an incentive fee based on facility utilization or other factors. If these attacks cause or exacerbate a slowdown in the general economy, a similar effect may occur. An overall economic slowdown could reduce traffic at parking facilities we operate. Additional terrorist attacks, an escalation of hostilities abroad or war could have a material adverse impact on our business, financial condition and results of operations.

We operate in a very competitive business environment.

Competition in the field of parking facility management is intense. The market is fragmented and is served by a variety of entities ranging from single lot operators to large regional and national multi-facility operators, as well as municipal and other governmental entities that choose not to outsource their parking operations. Competitors with greater resources may be able to adapt more quickly to changes in customer requirements, or devote greater resources to the promotion and sale of their products. Competitors with greater financial resources may also be able to win contracts that require larger investments in working capital or capital expenditures on the parking facility. Many of our competitors also have long-standing relationships with our clients. Providers of parking facility management services have traditionally competed on the basis of cost and service. As we have worked to establish ourselves as one of the principal members of the industry, we compete predominately on the basis of high levels of service and strong relationships. We may not be able to, or may choose not to, compete with certain competitors on the basis of price. As a result, a greater proportion of our clients may switch to other service providers or self-manage during an economic downturn.

Increased government regulation of airports and reduced air travel may affect our performance.

We derive a significant percentage of our gross profit from parking facilities and parking related services in and around airports. For the year ended December 31, 2003, approximately 18.4% of gross profit was derived from those operations. The Federal Aviation Administration generally prohibits parking within 300 feet of airport terminals during periods of heightened security. While the prohibition is not currently in effect, there can be no assurance that this governmental prohibition will not again be reinstated. The existing regulations governing parking within 300 feet of airport terminals or future regulations may prevent us from using certain parking spaces. Reductions in the number of parking spaces and air travelers may reduce our revenues and cash flow for both our leased facilities and those facilities we operate under management contracts.

The sureties for our performance bond program will require additional collateral to issue or renew performance bonds in support of certain contracts.

Under substantially all of our contracts with municipalities, government entities and airports, we are required to provide a performance bond to support our obligations under the contract. Due to our current financial condition and the financial state of the surety bond industry, the sureties for our performance bond program require us to collateralize our performance bonds with letters of credit. Our need to collateralize surety bonds reduces the availability of funds under our senior credit facility and limits funds available for debt service, investments in our growth strategies, working capital and capital expenditure requirements. If we are unable to provide sufficient collateral in the future, our sureties may not issue performance bonds to support our obligations under certain contracts. As of December 31, 2003, we had approximately $5.2 million of letters of credit outstanding as collateral with respect to our surety’s issuance of performance bonds.

As is customary in the industry, a surety provider can refuse to provide a bond principal with new or renewal surety bonds. If any existing or future surety provider refuses to provide us with surety bonds, there can be no assurance that we would be able to find alternate providers on acceptable terms, or at all. Our inability to provide surety bonds could also result in the loss of existing contracts. Failure to find a provider of surety bonds, and our resulting inability to bid for new contracts or renew existing contracts, could have a material adverse effect on our business and financial condition.

We believe that our client base is becoming more concentrated.

Due to the fact that national property owners, managers and developers and other property management companies tend to own or manage multiple properties, our ability to provide parking services for a large number of properties becomes dependent on our relationships with these entities. As this happens, such clients become more significant to our business. The loss of one of these clients or the sale of properties they own to clients of our competitors could have a material adverse effect on our business and financial condition. Additionally, large clients with extensive portfolios have greater negotiating power when negotiating contracts, which could adversely affect our profit margins.

We must comply with regulations that may impose significant costs on us.

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. These laws typically impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In connection with the operation of parking facilities, we may be potentially liable for such costs. Although we are currently not aware of any material environmental claims pending or threatened by any party against us or any of our operated parking facilities, no assurances can be given that a material environmental claim will not be asserted against us or against the parking facilities we operate. The cost of defending against claims of liability, or of remediating a contaminated property, could have a material adverse effect on our business, financial condition and results of operations.

Various other governmental regulations affect our operation of parking facilities, both directly and indirectly, including air quality laws, licensing laws and the Americans with Disabilities Act of 1990, or ADA. Under the ADA, all public accommodations, including parking facilities, are required to meet certain federal requirements related to access and use by disabled persons. A determination that we or the facility owner is not in compliance with the ADA could result in the imposition of fines or damage awards against us. In addition, several state and local laws have been passed in recent years that encourage car pooling and the use of mass transit. For example, a Los Angeles, California law prohibits employers from reimbursing employee parking expenses. Laws and regulations that reduce the number of cars and vehicles being driven could adversely impact our business.

We collect and remit sales/parking taxes and file tax returns for and on behalf of ourselves and our clients. We are affected by laws and regulations that may impose a direct assessment on us for failure to remit sales/parking taxes and filing of tax returns for ourselves and on behalf of our clients.

Prior transactions may limit our ability to utilize our remaining net operating losses and may accelerate future payment of taxes.

We have substantial net operating losses, or NOLs, for U.S. federal and state income tax purposes. Depending on the value of any equity interests issued or transferred within any three-year period to unaffiliated parties in relation to the total value of our equity interests, an ownership change may be deemed to occur for purposes of a U.S. federal income tax code Section 382 that may limit our ability to utilize our remaining NOLs in future taxable years to reduce our taxable income.

In 2002, we and AP Holdings, Inc., completed a debt and equity restructuring which, depending on the resolution of various issues, may have resulted in an ownership change for Section 382 purposes that would limit our ability to utilize our remaining NOLs for future taxable years.

We may be unable to renew our insurance coverage.

Our liability and worker’s compensation insurance coverage expires on an annual basis. Failure to renew the existing coverage or to procure new coverage would have a material adverse effect on our business, financial condition and results of operations by preventing us from accepting new contracts and by placing us in default under a majority of our existing contracts. There can be no assurance that our insurance carriers will in fact be willing to renew our coverage at any rate at the expiration date.

During the past several years we have solicited insurance quotes from alternate insurance carriers, but there can be no assurance, given the current state of the insurance industry and our current financial condition, that any alternate insurance carriers will offer to provide similar coverage to us or, if they will, that their quoted premiums will not exceed those received from our current carrier. A material increase in the cost of insurance premiums could adversely affect our financial condition and results of operations.

Many of our employees are covered by collective bargaining agreements.

Approximately 25% of our employees are represented by labor unions. Approximately 23% of our collective bargaining contracts, representing 8% of our employees, are up for renewal in 2004. There can be no assurance that we will be able to renew existing labor union contracts on acceptable terms. Employees could exercise their rights under the labor union contract, which could include a strike or walk-out. In such cases, there are no assurances that we would be able to staff sufficient employees for our short-term needs. Any such labor strike or our inability to negotiate a satisfactory contract upon expiration of the current agreements could have a negative effect on our business and financial results.

We make contributions to multiemployer benefit plans on behalf of certain employees covered by collective bargaining agreements and could be responsible for paying unfunded liabilities incurred by such benefit plans, which amount could be material.

Economic and demographic trends could materially adversely affect our business.

Our business operations are located in North America and tend to be concentrated in large urban areas. To the extent that economic or demographic factors result in: the movement of white-collar jobs from urban centers to suburbs or even out of North America; increased office vacancies in urban areas or movement toward home office alternatives; or lower consumer spending or employment levels, our business could be materially adversely affected.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates.  Our primary market risk exposure consists of risk related to changes in interest rates. Historically, we have not used derivative financial instruments for speculative or trading purposes.

Our $65.0 million senior credit facility provides for a $33.0 million variable rate revolving facility and a $32.0 million variable rate term loan.  Interest expense on such borrowing is sensitive to changes in the market rate of interest. If we were to borrow the entire $65.0 million available under the facility, a 1% increase in the average market rate would result in an increase in our annual interest expense of $0.7 million.

This amount is determined by considering the impact of the hypothetical interest rates on our borrowing cost, but does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Due to the uncertainty of the specific changes and their possible effects, the foregoing sensitivity analysis assumes no changes in our financial structure.

Foreign Currency Risk.  Our exposure to foreign exchange risk is minimal. All foreign investments are denominated in U.S. dollars, with the exception of Canada. We had approximately $2.1 million and $0.4 million of Canadian dollar denominated cash and debt instruments, respectively, at December 31, 2003. We do not hold any hedging instruments related to foreign currency transactions. We monitor foreign currency positions and may enter into certain hedging instruments in the future should we determine that exposure to foreign exchange risk has increased.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item are attached to and are hereby incorporated into this Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

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

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Directors and Executive Officers

The following table sets forth certain information with respect to each person who is one of our executive officers or directors as of December 31, 2003:

Name	Age	Title

John V. Holten	47	Director and Chairman
James A. Wilhelm	49	Director, President and Chief Executive Officer
Herbert W. Anderson, Jr.	45	Executive Vice President, Operations
G. Marc Baumann	48	Executive Vice President, Chief Financial Officer, and Treasurer
Gunnar E. Klintberg	55	Director and Vice President
John Ricchiuto	47	Executive Vice President, Operations
Robert N. Sacks	50	Executive Vice President, General Counsel and Secretary
Edward Simmons	54	Executive Vice President, Operations
Steven A. Warshauer	49	Executive Vice President, Operations
Michael K. Wolf	54	Executive Vice President, Chief Administrative Officer and Associate General Counsel

John V. Holten.  Mr. Holten has served as a director and our chairman of the board of directors since March 30, 1998 when we consummated our combination with the Standard Companies. Mr. Holten has also served as a director and chairman of the board of directors of AP Holdings, Inc. since April 14, 1989. Mr. Holten is the chairman and chief executive officer of Steamboat Holdings, Inc., the parent company of AP Holdings, Inc. Mr. Holten has also served as the chairman and chief executive officer of Holberg Industries, Inc. since 1989. Holberg Industries, Inc. was our indirect parent until March 5, 2001. Mr. Holten was chairman and chief executive officer as well as a director of each of Nebco Evans Holding Company and Ameriserve Food Distribution, Inc., each of which filed for bankruptcy on or about January 31, 2000. Mr. Holten received his M.B.A. from Harvard University in 1982 and graduated from the Norwegian School of Economic and Business Administration in 1980.

 James A. Wilhelm.  Mr. Wilhelm has served as our president since September 2000 and as our chief executive officer and a director since October 2001. Mr. Wilhelm served as executive vice president—operations since the combination in March 1998, and he served as senior executive vice president and chief operations officer from September 1999 to August 2000. Mr. Wilhelm joined the Standard Companies in 1985, serving as executive vice president beginning in January 1998. Prior to March 1998, Mr. Wilhelm was responsible for managing the Standard Companies’ Midwest and Western Regions, which included parking facilities in Chicago and sixteen other cities throughout the United States and Canada. Mr. Wilhelm received his B.A. Degree from Northeastern Illinois University in 1976.

 Herbert W. Anderson, Jr.  Mr. Anderson has served as our executive vice president—operations since the consummation of the combination in March 1998. Mr. Anderson joined APCOA in 1994, and served as corporate vice president—urban properties from 1995 until March 1998. Mr. Anderson graduated from Almeada College and began his career in the parking industry in 1984. Mr. Anderson is a vice-president of the board of directors of the National Parking Association and a member of the International Parking Institute. In addition, he is on the Board of the Friends of NORD (New Orleans Recreation Department) and is a member of the Building Owners Management Association. Mr. Anderson is also a member of the Board of Trade in New Orleans.

 G. Marc Baumann.  Mr. Baumann has served as our executive vice president, chief financial officer and treasurer since October 2000. Mr. Baumann has also served as treasurer of AP Holdings, Inc. since October 2000. Prior to his appointment as our chief financial officer, Mr. Baumann was chief financial officer for Warburtons Ltd. in Bolton, England from January 1993 to October 2000. Mr. Baumann is a certified public accountant and a member of both the American Institute of Certified Public Accountants and the Illinois CPA Society. He received his B.S. degree in 1977 from Northwestern University and an M.B.A. from the Kellogg School of Management at Northwestern University in 1979.

 Gunnar E. Klintberg.  Mr. Klintberg has served as a director since 1989 and as vice president since 1998. Mr. Klintberg is the vice chairman of Steamboat Holdings, Inc. Mr. Klintberg has also been a director and vice chairman of Holberg Industries, Inc. since 1989. Mr. Klintberg was a director of Nebco Evans Holding Company and Ameriserve Food Distribution, Inc., each of which filed for bankruptcy on or about January 31, 2000. Mr. Klintberg received his undergraduate degree from Dartmouth

College in 1972 and a degree in Business Administration from the University of Uppsala, Sweden, 1974.

 John Ricchiuto.  Mr. Ricchiuto has served as our executive vice president—operations since December 2002. Mr. Ricchiuto joined APCOA, Inc. in 1980 as a management trainee. Mr. Ricchiuto served as vice president and regional manager for Northeastern Regional Properties since 1988, vice president—Airport Properties Central since 1993 and senior vice president—Airport Properties Central and Eastern United States since 1994. Mr. Ricchiuto received his B.S. Degree from Bowling Green University in 1979.

 Robert N. Sacks.  Mr. Sacks has served as our executive vice president—general counsel and secretary since the consummation of the combination in March 1998. Mr. Sacks joined APCOA, Inc. in 1988, and served as general counsel and secretary since 1988, as vice president, secretary, and general counsel from 1989, and as senior vice president, secretary and general counsel from 1997 to March 1998. Mr. Sacks has also served as secretary of AP Holdings, Inc. since 1989. Mr. Sacks received his B.A. Degree, cum laude, from Northwestern University in 1976 and, in 1979, received his J.D. Degree from Suffolk University where he was a member of the Suffolk University Law Review.

 Edward E. Simmons.  Mr. Simmons has served as our senior vice president—operations since May 1998. Mr. Simmons has also served as executive vice president—operations since August 1999. Previously, he was president, chief executive officer and co-founder of Executive Parking, Inc. Prior to joining Executive Parking, Inc., Mr. Simmons was vice president/general manager for Red Carpet Parking Service and a consultant on facility layout and design and general manager of J & J Parking. Mr. Simmons is a current board member of the National Parking Association and the International Park Institute. Mr. Simmons is a past executive board member and past president of the Parking Association of California.

 Steven A. Warshauer.  Mr. Warshauer has served as our executive vice president—operations since the consummation of the combination in March 1998. Mr. Warshauer joined the Standard Companies in 1982, initially serving as Vice President, then becoming senior vice president. Mr. Warshauer received his Bachelor of Science Degree from the University of Northern Colorado in 1976 with a major in Accounting.

 Michael K. Wolf.  Mr. Wolf has served as our executive vice president—chief administrative officer and associate general counsel since the combination in March 1998. Mr. Wolf served as senior vice president and general counsel of the Standard Companies from 1990 to January 1998. Mr. Wolf was subsequently appointed executive vice president of the Standard Companies. Mr. Wolf received his B.A. Degree in 1971 from the University of Pennsylvania and in 1974 received his J.D. Degree from Washington University, where he served as an editor of the Washington University Law Quarterly and was elected to the Order of the Coif.

Significant Employees

Daniel R. Meyer.  Mr. Meyer, 54, has served as our senior vice president, corporate controller and assistant treasurer since January 2001. Mr. Meyer served as our vice president, corporate controller from October 1998 to January 2001.  Prior to his employment with us, Mr. Meyer was vice president, international operations for Brunswick Corporation from October 1995 to September 1998 and vice president of finance from November 1990 to October 1995. Mr. Meyer is a certified public accountant.  He received his B.S. degree in 1972 from Northern Illinois University and his M.B.A. from the Kellogg School of Management at Northwestern University in 1988.

Michael E. Swartz.  Mr. Swartz, 54, has served as our senior vice president-administrative services since the combination in March 1998.  Mr. Swartz joined the Standard Companies in 1983, initially serving as vice president.  Mr. Swartz received his A.B. Degree in 1969 from Colgate University and his M.B.A. from the University of Chicago Graduate School of Business in 1971.  He has been a member of the Board of Directors of the International Parking Institute since 1997.

Director Compensation

Directors do not receive compensation for serving on our board of directors.

Compensation Committee Interlocks and Insider Participation

We did not have a compensation committee in the year ended December 31, 2003. During 2003, none of our executive officers served as a member of the compensation committee of another entity. Mr. Wilhelm participates in deliberations with the board concerning executive compensation from time to time.

Committees

During the fiscal year ended December 31, 2003, and as of the date of this Report, we did not have any committees, including any audit committee.  Currently, the entire board of directors undertakes audit committee duties.  Our board of directors does not include an “audit committee financial expert” as that term is defined in SEC regulations. Our securities are not listed on any national securities exchange and we are not required to have an audit committee.  In connection with the consummation of our planned public offering, we plan to institute an audit committee in the upcoming year and we intend to appoint one or more independent directors who will qualify as an audit committee financial expert.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as to other executive officers. Our code of ethics was filed with our Form 10-K for the year ended December 31, 2002 and is expected to be posted on our corporate website www.standardparking.com during the second quarter of 2004.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information for 2001, 2002 and 2003 with regard to compensation for services rendered in all capacities. Information shown in the table reflects compensation earned by these individuals for services with us.

	Annual Compensation				Long Term Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)(1)	Securities Underlying Options/SARs (#)(2)	All Other Compensation ($)(3)
James A. Wilhelm Chief Executive Officer, President	2003	530,005	57,000	—		16,378
	2002	530,005	37,870	—	90	14,347
	2001	381,928	150,000	—		27,251

Michael K. Wolf Executive Vice President, Chief Administrative Officer, Associate General Counsel	2003	385,958	44,643	—		23,761
	2002	381,899	36,500	—	36	22,588
	2001	376,402	52,467	—		24,655

Steven A. Warshauer Executive Vice President-Operations	2003	324,660	52,116	—		4,315
	2002	316,582	48,555	—	36	4,000
	2001	312,137	79,448	—		8,604

G. Marc Baumann Executive Vice President, Chief Financial Officer, Treasurer	2003	297,452	54,868	—		97,483
	2002	256,342	82,119	—	36	116,714
	2001	232,135	19,688	—		40,225

Robert N. Sacks Executive Vice President, General Counsel	2003	259,183	47,350	—		9,125
	2002	241,738	78,081	—	36	15,797
	2001	198,793	74,329	—		55,301

(1)  In accordance with SEC rules, amounts totaling less than the lesser of $50,000 or 10% of salary and bonus have been omitted.

(2)  These amounts represent the number of shares subject to options granted under our 2001 Stock Option Plan for executives and other employees and directors of, and/or consultants to, us and our Affiliates as of December 31, 2003. No stock appreciation rights were granted under this plan.

(3)  The amounts shown in this column for 2003 reflect contributions by us under our 401(k) plan in the following amounts: Mr. Wilhelm ($4,000); Mr. Wolf ($4,000); Mr. Warshauer ($4,000); Mr. Baumann ($4,000); and Mr. Sacks ($4,000). In addition, the amount reflects premium payments made in 2003 of ($12,387) on behalf of Mr. Wilhelm and ($5,125) on behalf of Mr. Sacks, which are being used to fund supplemental retirement payments for each of them. The amount also includes premium payments made in 2003 for insurance policies on behalf of Mr. Wolf ($19,761) and Mr. Baumann ($40,225), which are intended to provide supplemental insurance benefits. Finally, the amount includes ($52,943) in loan forgiveness for Mr. Baumann for housing differential for 2003.

Employment Contracts

We have employment agreements with each of our named executive officers: James A. Wilhelm, Michael K. Wolf, Steven A. Warshauer, G. Marc Baumann and Robert N. Sacks. These agreements fix each of the officers’ minimum base compensation and the current annual salary for each is as follows: Mr. Wilhelm—$530,000, Mr. Wolf—$374,926, Mr. Warshauer—$327,018, Mr. Baumann—$324,084, and Mr. Sacks—$266,279. Each of the named executive officers is entitled to an annual bonus based on corporate performance set annually. In addition, Mr. Wilhelm is entitled to reimbursement for country club initiation fees and monthly dues. The agreements also provide for reimbursement of travel and other expenses in connection with their employment.

The employment agreements terminate on the following dates, subject to the expiration of the annual renewal notice period: Mr. Wilhelm—August 1, 2004, Mr. Wolf—March 26, 2006, Mr. Warshauer—March 26, 2006, Mr. Baumann—October 1, 2005, and Mr. Sacks—March 31, 2006. In general, Messrs. Wolf, Wilhelm, Warshauer, Baumann and Sacks are subject to standard confidentiality agreements. Each of the named executive officers is also subject to non-competition agreements and, with the exception of Mr. Sacks, non-solicitation agreements for a minimum of 12 months following termination of their respective employment agreements.

If Mr. Wilhelm’s employment is terminated for any reason, we are obligated to pay him or his estate, as applicable, an amount equal to his base salary earned through the date of termination plus accrued but unused vacation pay and other benefits earned through the date of termination. In addition, we are required to make the following payments to Mr. Wilhelm:

•              if his termination occurs for any reason other than cause, or he voluntarily terminates his employment without good reason as defined in his employment agreement, a payment equal to $265,000 payable in equal monthly installments for 18 months;

•              if we terminate him for cause, a payment equal to $50,000 payable in equal monthly installments for 18 months;

•              if we terminate him without cause and not because of performance reasons, or he voluntarily terminates his employment with good reason, as defined in his employment agreement, a payment equal to the product of three times the sum of his current annual salary, plus the amount of any annual bonus paid to him for the preceding year, minus $265,000, payable in equal monthly installments over a 36-month period commencing on the date of termination.

Mr. Wilhelm is also party to a Deferred Compensation Agreement with us which provides him with an annual retirement benefit equal to $112,500 to begin upon his retirement at age 65 and continue for a period of 15 years thereafter or, if earlier, until his death. If Mr. Wilhelm’s employment with us is terminated (other than as a result of his disability) prior to his attaining age 65, he shall not be entitled to any benefits under the Deferred Compensation Agreement. Pursuant to the terms of his employment agreement, if Mr. Wilhelm’s employment is terminated (other than for cause or performance reasons) prior to his attaining age 55, he has the right to purchase certain annuity policies from us for the greater of (i) the cash value of the policies or (ii) the aggregate amount of premiums paid by us on such policies. If Mr. Wilhelm’s employment is terminated after he attains age 55 (other than for cause or performance reasons), he may elect to have the policies assigned to him or he may elect to have us maintain the policies, provided that the cost of maintaining such policies shall be Mr. Wilhelm’s obligation (subject to a contribution on our part for any year beyond age 55 and prior to age 65 during which Mr. Wilhelm continues to be employed by us). If Mr. Wilhelm’s employment is terminated at any time as a result of his disability, he may elect to have one hundred percent (100%) of our ownership interest in the annuity policies assigned to him or require us to maintain the policies, with the cost of such maintenance to be borne by us. Notwithstanding the foregoing, if Mr. Wilhelm’s employment is terminated as the result of his death prior to his attainment of age 65 or he dies prior to his acquiring ownership in the annuity policies, we shall pay his beneficiary the full death benefits payable under the policies as reduced by the greater of (i) the total premiums paid by us in connection with such policies or (ii) the present value of future benefits provided by such policies.

Each of our employment agreements with Messrs. Wolf, Warshauer, Baumann and Sacks is terminable by us for cause. If their employment is terminated by reason of their death, we are obligated to pay their respective estates an amount equal to the base salary earned through the end of the calendar month in which death occurs, plus any earned and unpaid annual bonus, vacation pay and other benefits earned through the date of termination. If the employment of Messrs. Wilhelm, Wolf, Warshauer, Baumann or Sacks is terminated by reason of their disability, we are obligated to pay him or his legal representative an amount equal to his annual base salary for the duration of the employment period in effect on the date of termination, reduced by amounts received under any disability benefit program, plus any earned and unpaid annual bonus and other benefits earned through the date of termination. Upon termination of the employment of Messrs. Wolf, Warshauer, Baumann or Sacks by us without cause, we must pay them their annual base salary and annual bonuses through the end of their then-current employment period and provide the executive and/or his family with certain other benefits.

If we terminate the employment of Messrs. Wolf, Warshauer, or Baumann for any reason other than for cause during the three-year period following a change in control, we are obligated to:

•              pay them severance in an amount equal to the greater of (i) one and one-half times the sum of the executive’s current annual base salary plus the amount of any bonus paid to the executive in the preceding twelve months, or (ii) the annual base salary and annual bonus through the end of the then-current employment period; and

•              continue to provide the executive with certain other benefits for a certain period of time.

If any of these executives terminates his employment voluntarily following a change in control, he shall not be entitled to severance unless he has good reason. Mr. Sacks’ employment agreement does not contain any change in control provision.

Pursuant to the terms of Mr. Baumann’s employment agreement, we have agreed to pay the premiums on certain insurance policies owned by Mr. Baumann which will provide an annual cash benefit to Mr. Baumann of at least $100,000 per year for a period of 15 years, beginning in the year in which Mr. Baumann attains age 65. If Mr. Baumann’s employment is terminated (other than for cause or other than by Mr. Baumann without good reason), we will continue to pay the premiums on the insurance policies until the earlier of Mr. Baumann’s death or his attainment of age 65.

On November 6, 2001, Mr. Baumann received a housing differential loan of $200,000 bearing interest at the applicable federal mid-term rate under section 1274(d) of the Internal Revenue Code of 1986, as amended, with a term of four years. Commencing on May 1, 2002 and ending on May 1, 2005, one fourth of the principal balance and the accrued interest due thereon is forgiven by us and treated as additional compensation to Mr. Baumann in the year of such forgiveness. Mr. Baumann is responsible for the tax consequences of such forgiveness.

Pursuant to the terms of Mr. Wolf’s employment agreement, starting January 1, 2004 we have agreed to pay $62,000 in premiums annually on certain insurance policies or other investment vehicles owned by Mr. Wolf. Our obligations under the policies shall continue until the earlier of 2014 or Mr. Wolf’s death; provided, however, that if we terminate Mr. Wolf’s employment for cause or he terminates his employment without good reason, in either instance at any time prior to June 30, 2007, we shall have no further obligation to pay the premiums on such policies or other investment vehicles.

Pursuant to the terms of Mr. Sacks’ employment agreement, we have established a “Supplemental Pension Plan” that provides Mr. Sacks with a monthly retirement benefit of $4,167 for a period of 20 years upon his retirement at any time on or after he attains age 65. If Mr. Sacks dies after the commencement of the payments but prior to receiving all of the payments, the remainder of the payments shall be paid to his beneficiary. If Mr. Sacks dies while he is employed by us, the Supplemental Pension Plan provides that we will pay his beneficiary an aggregate amount of $416,890, payable in equal monthly installments over a period of 60 months. If Mr. Sacks’ employment is terminated (other than as a result of his death) prior to his attainment of age 65, our obligation to pay the supplemental retirement benefit shall cease; provided, however, that we shall be obligated to transfer certain insurance policies to Mr. Sacks or to pay him all or a portion of the cash surrender value of such policies. The obligation to transfer the policies or any cash surrender value shall not apply if Mr. Sacks’ employment is terminated for cause. In the event Mr. Sacks’ employment is terminated as a result of his disability, we shall be obligated to continue the payment of the insurance premiums on the policies for a period of 12 months. At the end of such 12 month period, the policies will be transferred to Mr. Sacks.

In addition, if Steven A. Warshauer’s employment is terminated for any reason other than by us for cause, Mr. Warshauer and his dependents, subject to the dependent eligibility requirements of our health plans then in effect, shall be entitled to receive family medical and dental coverage under the then current plan for the remainder of his life, upon payment to us by him or his dependents of the full cost of the coverage.

In compliance with Commission rules promulgated in 2003, we have implemented a policy prohibiting any additional loans to our employees, including executive officers.

Myron C. Warshauer Employment Agreement

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

As required by this employment agreement, we paid Mr. Warshauer his annual base salary and vested benefits through his termination date. The employment agreement also provides that we are obligated to make the following ongoing payments:

•              welfare benefits to Mr. Warshauer and/or his family, at least as favorable as those that would have been provided to them under his employment agreement if Mr. Warshauer’s employment had continued until the end of the employment period;

•              other benefits described in a letter agreement between Mr. Warshauer and John V. Holten in an amount estimated in 2003 to be approximately $165,000; and

•              $200,000 annually, adjusted for inflation.

The present value of these obligations has been recorded as a liability on our balance sheet. We must pay this compensation and these benefits until the first to occur of his 75th birthday or his death. In addition, we must provide him with an executive office and secretarial services. In consideration for such benefits, Mr. Warshauer is obligated to provide reasonable consulting services through his 75th birthday.

Mr. Warshauer’s wife is entitled to receive medical and dental coverage following his death at a cost not to exceed $10,000 annually, as adjusted for inflation.

Option Grants

No options were granted in 2003.

Option Exercises and Values

No options were exercised in 2003.

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

The chairman of our board of directors administers the 2001 Option Plan, selects eligible executives, employees, directors and/or consultants to receive options, determine the number of shares of preferred stock covered by options, determines the exercise price of an option, the terms under which options may be exercised, but in no event may such options be exercised later than 10 years from the grant date of an option, and the other terms and conditions of options in accordance with the provisions of the 2001 Option Plan.

If we undergo a change in control, complete an initial public offering of our common stock, or effectuate an optional redemption as such terms defined in the 2001 Option Plan, all outstanding options will immediately become fully vested and exercisable. In the event of a change of control, the chairman of our board of directors may adjust outstanding options by substituting stock or other securities of any successor or another party to the change in control transaction, generally based on the consideration received by our shareholders in the transaction.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2003 by:

•      each person known to us to own beneficially more than 5% of our common stock;

•      each of our directors;

•      each of our named executive officers; and

•      all of our executive officers and directors as a group.

No other director or named executive officer of ours has any beneficial ownership interest in us, except as set forth in this chart. All information with respect to beneficial ownership has been furnished to us by the respective stockholders. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. All figures include shares of common stock issuable upon the exercise of options or warrants exercisable, or the conversion of convertible preferred stock convertible, within 60 days of December 31, 2003 and, which are deemed to be outstanding and to be beneficially owned by the person holding those options, for the purpose of computing the percentage ownership of that person, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise indicated in the footnotes, each beneficial owner has the sole power to vote and to dispose of all shares held by such holder.

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Shares Outstanding

AP Holdings, Inc.*	26.3 shares of Common Stock	84.0%
Steamboat Holdings, Inc.**	(1)	—
John V. Holten**	(1)	—
Carol R. Warshauer GST Exempt Trust*	1.25 shares of Common Stock(2)	4.0
Waverly Partners, L.P.*	1.25 shares of Common Stock(3)	4.0
Myron C. Warshauer*	(2)(3)
SP Associates***	2.5 shares of Common Stock(4)	8.0
Directors and Executive Officers as a group (10 persons)	26.3 shares of Common Stock(1)

*              The address of AP Holdings, Carol R. Warshauer GST Exempt Trust, Waverly Partners, L.P., SP Associates and the business address of Mr. Warshauer is 900 N. Michigan Avenue, Suite 1600, Chicago, Illinois 60611-1542.

**           The address of Steamboat Holdings, Inc. and the business address of Mr. Holten is 545 Steamboat Road, Greenwich, Connecticut 06830.

***         The address of SP Associates is 900 N. Michigan Avenue, Suite 1900, Chicago, Illinois 60611-1542

(1)           Mr. Holten may be deemed to be the beneficial owner of all of the outstanding common stock of Steamboat Holdings, Inc. (“Steamboat”), which owns 100% of the outstanding common stock of AP Holdings, Inc.

(2)           Myron C. Warshauer is trustee of the Carol R. Warshauer GST Exempt Trust.  Mr. Warshauer disclaims beneficial ownership of the assets of the Carol R. Warshauer GST Exempt Trust, including the shares of common stock held by it, to the extent those interests are held for the benefit of such trusts.  Under a notice dated October 15, 2001, the GST Trust exercised its put option under a stockholders agreement governing the rights of holders of our common stock.  As a result, we are required to repurchase their 1.25 shares of common stock for an aggregate amount of $2.06 million.  This amount accretes at 11.75% per year.  Such payment is currently prohibited by the terms of our senior credit facility and restricted under other debt instruments.  Mr. Warshauer also holds an option to purchase .316257808 shares of common stock.

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

As of December 31, 2003, our equity compensation plan information was as follows:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	($)(b)	(c)
Equity compensation plans approved by security holders	503.86	5,600.00	496.14
Equity compensation plans not approved by security holders	—	—	—
Total	503.86	5,600.00	496.14

See note N of the consolidated financial statements.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Exchange and Amendment Agreement

In connection with our restructuring in January 2002 of our outstanding 9 1/4% notes due 2008, we entered into an Exchange and Amendment Agreement with Fiducia Ltd., whereby Fiducia agreed to exchange the $35 million of 9 1/4% notes that it owned for $35 million of our newly issued Series D preferred stock and to consent to the proposed amendments to the indenture governing the 9 1/4% notes. Certain beneficial owners of Fiducia are members of the immediate family of John V. Holten. All qualifying holders of 9 1/4% notes were given the opportunity pursuant to our exchange offer and consent solicitation to consent to the amendments to the indenture and receive preferred stock on the same terms as Fiducia.

AP Holdings, Inc. has pledged $35.1 million face amount of our Series C preferred stock to secure obligations arising under its debt to Fiducia. If AP Holdings, Inc. defaults under its 11 1/4% notes, Fiducia would have the right to seize our Series C preferred stock. In addition, in event of a sale or initial public offering of us or AP Holdings, Inc., we would have the right to redeem our Series C preferred stock for cash or our common stock. The pledge of our Series C preferred stock was made in connection with the purchase by Fiducia of $35.1 million of AP Holdings, Inc.’s 11 1/4% senior discount notes.

Stockholders’ Agreement

In September and October 2001, our minority stockholders notified us that they were exercising their right to require us to repurchase their common stock under our stockholders’ agreement dated March 30, 1998. As of October 15, 2001, this common stock was valued at an aggregate purchase price of $8.2 million. Our obligation to repurchase these shares accretes at 11.75% per year until discharged and the amount of our obligation as of December 31, 2003, is $10.7 million. The terms of our debt obligations, including our existing credit facility, have prohibited payment for these shares. In addition, we entered into a Stock Option Agreement with Mr. Warshauer, dated as of March 30, 1998, granting him the option to purchase .316257808 shares of common stock.

Preferred Stock

The Series C preferred stock we issued to AP Holdings, Inc. in conjunction with the combination with the Standard Companies has a maturity date of March 2008 and has an initial liquidation preference equal to $40.7 million, which increases at 11 1/4% per year.

In January 2002, we redeemed $1.5 million and $0.1 million of Series C preferred stock held by AP Holdings, Inc. in two separate transactions for $1.5 million and $0.1 million respectively, in cash. On June 17, 2002, and September 9, 2003, we redeemed an additional $0.9 million and $2.4 million, respectively, of our Series C preferred stock held by AP Holdings, Inc. for $0.9 million and $2.4 million in cash, respectively. The proceeds received by AP Holdings, Inc. were used by it to repurchase, directly or indirectly, its outstanding 11 1/4% senior discount notes.

The Series D preferred stock we issued to Fiducia Ltd. in connection with our recapitalization on January 11, 2002 has a maturity date in June 2008 and has an initial liquidation preference equal to $35.0 million, which increases at 18% per year.

We adopted a stock option plan under which we may issue up to 1,000 shares of our Series D preferred stock to certain executives, employees, directors, or consultants. We have issued 503.86 options to date.

On March 11, 2002 we exchanged with AP Holdings, Inc. $8.8 million of Series C preferred stock for $5.0 million of newly issued Series D preferred stock.

Management Contracts and Related Arrangements with Affiliates

We have management contracts to operate two surface parking lots in Chicago. Myron C. Warshauer, Steven A. Warshauer, Stanley Warshauer, Michael K. Wolf and SP Associates own membership interests in a limited liability company that is a member of the limited liability companies that own those lots. We received a total of $37,500 in management fees for these lots in 2001, $38,300 in 2002 and $39,200 in 2003 under the applicable management contracts. We estimate that such management fees are no less favorable than would normally be obtained through arms-length negotiations.

SP Associates is an affiliate of JMB Realty Corp., from which we lease office space for our corporate offices in

Chicago. Payments pursuant to the lease agreement aggregated approximately $1.3 million during 2001, $1.2 million during 2002 and $1.3 million in 2003.

In connection with the acquisition of a 76% interest in Executive Parking Industries, LLC, through the acquisition of its parent company, S&S Parking, Inc., we entered into a management agreement dated May 1, 1998, with D&E Parking, Inc., in which two of our officers have an interest, to assure the continuation of services previously provided by Edward Simmons and Dale Stark, the principal shareholders of D&E. Mr. Simmons is now one of our executive vice presidents and Mr. Stark is now one of our senior vice presidents. The management agreement is for a period of nine years, terminating on April 30, 2007. In consideration of the services to be provided by D&E, we agreed to pay D&E an annual base fee, payable in equal monthly installments, in the first year equaling $500,000 and increasing to $719,000 in the ninth year of the agreement. Standard Parking provides property management services to Elmwood Villas, a residential apartment complex in Las Vegas and Paxton Plaza, a shopping center in Los Angeles. Both of these properties are controlled by entities affiliated with D&E. We expect to expand our property management services for entities controlled by D&E.

On December 31, 2000, we entered into an agreement to sell, at fair market value, certain contract assets to D & E Parking, Inc. We continue to operate the parking facilities and receive management fees and reimbursement for support services in connection with the operation of the parking facilities. We received a total of $186,000 in 2001, $116,000 in 2002 and $133,000 in 2003. D&E Parking received $466,000 in 2001, $325,000 in 2002 and $358,000 in 2003.

We entered into a management agreement dated as of September 19, 2000, with Circle Line Sightseeing Yachts, Inc. to manage and operate certain parking facilities located along the Hudson River and Piers located in New York City and under the control of Circle Line. Circle Line is approximately 83% owned by members of John V. Holten’s immediate family. We received a total of $73,000 in 2001, $66,000 in 2002 and $131,400 in 2003. We estimate that such amounts are no less favorable than would normally be obtained through arms-length negotiations. Additionally, Circle Line has the right to require us to temporarily advance to Circle Line on or before each December 31st and April 1st the anticipated net profit in increments of $100,000 each. We made advances of $300,000 in 2001 and $200,000 in 2002, all of which has been repaid. We made an advance of $100,000 in 2003 which is still outstanding.

We amended the management agreement with Circle Line on June 9, 2003 and loaned Circle Line an additional $300,000 at an interest rate of 9% per annum due on November 1, 2003, all of which has been repaid.

Shoreline Enterprises Consulting Agreement

On October 16, 2001, we entered into a consulting agreement with Shoreline Enterprises, LLC, an affiliate of Myron C. Warshauer, pursuant to which Shoreline and Mr. Warshauer provide consulting services to us. Mr. Warshauer served as a director and as our chief executive officer from March 1998 to October 2001. Mr. Warshauer served as chief executive officer of Standard Parking, L.P. from 1973 and, prior to such time, had been associated with Standard Parking, L.P. since 1963. Mr. Warshauer is free to determine the extent and manner of his service. Under the consulting agreement, Mr. Warshauer’s title is “Vice Chairman Emeritus.”

The consulting agreement obligates us to pay Shoreline $150,000 annually, plus expenses adjusted to reflect changes in the consumer price index. The consulting agreement will end on the earlier of Mr. Warshauer’s 75th birthday, his death or the date that he informs us of his election to terminate the consulting agreement. Mr. Warshauer was 64 years old as of December 31, 2003.

Consulting Agreement with Sidney Warshauer

In connection with the combination, we entered into a consulting agreement with Sidney Warshauer, the father of Myron C. Warshauer. Sidney Warshauer was 88 years old as of December 31, 2003.

The consulting agreement requires Sidney Warshauer to render such services as we request, consistent with his past practices and experience, until his death in exchange for annual payments of $552,000 along with certain other benefits. The consulting agreement provides that Sidney Warshauer will not disclose our confidential information or compete with us during his lifetime. The consulting agreement is not terminable by us for any reason other than his death or breach of his obligations under the consulting agreement with respect to confidentiality and non-competition. The actuarial value, as of March 30, 1998, of the payments under the consulting agreement was approximately $5.0 million. At the time of the combination, this amount was recorded as a liability on our balance sheet.

Other Matters Relating to Holberg Industries, Inc.

Prior to Holberg Industries, Inc.’s transfer of shares to Steamboat Holdings, Inc. in March 2001, we and Holberg Industries, Inc. periodically engaged in bilateral loans and advances. From time to time, we have entered into such bilateral loans and advances as permitted under the indentures and the senior credit facility. These loans and advances were interest bearing at a variable rate that approximated the prime interest rate. The accumulated interest was added to, or deducted from (as appropriate), the balance in the loan or advance account. As of December 31, 2001, the amount advanced to Holberg Industries, Inc. (including accrued interest) was $2.6 million in aggregate amount. For the year ended December 31, 2001, we recorded a $2.6 million bad debt provision related to the aforementioned amounts due to uncertainty regarding the ability of Holberg Industries, Inc. to repay such amounts. These amounts had previously been reclassified from a long-term asset to stockholders’ deficit.

During 1998 we placed $2.2 million on deposit with an affiliate of Holberg Industries, Inc. for insurance collateral purposes. In January of 1999, we completed the combination of all the insurance programs of all merged and acquired entities into one program. In connection therewith, we purchased coverage for our previously self-insured layer and a tail policy to eliminate exposure from retrospective adjustments. For the year ended December 31, 2001 we recorded a $2.2 million bad debt provision related to the aforementioned amounts, due to uncertainty regarding the ability of the affiliate of Holberg to repay such amounts. These amounts had previously been reclassified from a long-term asset to stockholders’ deficit.

Other Matters Relating to AP Holdings, Inc. and Steamboat Holdings, Inc.

In connection with our recapitalization, on January 11, 2002, we paid a $3.0 million transaction advisory fee to AP Holdings, Inc. and redeemed $1.5 million of Series C preferred stock held by AP Holdings, Inc. for $1.5 million in cash. On January 17, 2002, we redeemed an additional $0.1 million of Series C preferred stock held by AP Holdings, Inc. for $0.1 million in cash.

On March 11, 2002, we exchanged with AP Holdings, Inc. $8.8 million of Series C preferred stock for $5.0 million of newly issued Series D preferred stock.

In connection with a restructuring of the debt of Steamboat Holdings, Inc., which beneficially owns 100% of AP Holdings, Inc.’s stock, on June 17, 2002, we amended our senior credit facility to permit us to redeem an additional $0.9 million of our Series C preferred stock held by AP Holdings, Inc. for $0.9 million in cash. AP Holdings, Inc. repurchased approximately $6.4 million aggregate principal amount of its 11 1/4% senior discount notes (which it retired) through an entity controlled by our chairman, John V. Holten. This entity is also the holder of some of our Series C preferred stock. Further, AP Holdings, Inc. pledged certain of our Series C and Series D preferred stock to lenders to secure its borrowings. A default under AP Holdings, Inc.’s debt would give its lenders the right to seize our Series C and Series D preferred stock. In addition, in the event of a sale or initial public offering of us or AP Holdings, Inc., we would have the right to redeem our Series C and Series D preferred stock for cash or our common stock.

Since January 1, 2002, we have also paid a management fee of $3.0 million related to each of the years ended 2002 and 2003 to AP Holdings, Inc. and otherwise reimbursed AP Holdings, Inc. for certain expenses incurred by them on our behalf. Some of these fees and other amounts paid to AP Holdings, Inc. are subject to the limits and restrictions imposed by the indenture governing the 9 1/4% notes, the 14% notes and the senior credit facility.

We have also, from time to time prior to December 31, 2001, entered into bilateral loans and advances with AP Holdings, Inc. as permitted under the indenture governing the 14% notes, the indenture governing the outstanding 9 1/4% notes and, subject to certain conditions, the senior credit facility. These loans and advances bear interest at a variable rate that approximates the prime interest rate. The accumulated interest is added to, or deducted from (as appropriate), the balance in the loan or advance account. As of December 31, 2001, the amount advanced to AP Holdings, Inc. (including accrued interest) was $8.1 million in aggregate amount. For the year ended December 31, 2001, we recorded an $8.1 million bad debt provision related to the aforementioned amounts due to uncertainty regarding the ability of AP Holdings, Inc. to repay such amounts without potentially receiving distributions from us. This amount had previously been reclassified from a long-term asset to stockholders’ deficit.

For the years ended December 31, 2002 and 2003 there were no bilateral loans or advances to AP Holdings, Inc. or Steamboat Holdings, Inc.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal outside accountant is Ernst & Young LLP.  Set forth below are the fees billed to us by Ernst & Young for each of the last two years for the indicated services:

	2002	2003
Audit Fees	$314,225	$336,750
Audit-Related Fees (1)	45,807	44,178
Tax Fees (2)	315,260	268,900
All Other Fees (3)	122,252	25,000
Total Fees	$797,544	$674,828

(1)           Audit-Related Fees consist of fees for assistance in interpretation and implementation of new accounting pronouncements, Sarbanes-Oxley Act, Section 404 advisory services, agreed upon procedures and 401(k) audits in the amounts of $14,900 and $15,800 in 2002 and 2003, respectively.

(2)           For 2002, tax fees consist of fees for assistance with the S-4 exchange offer ($190,200), debt restructuring ($104,800), state, federal and sales tax audits and refunds ($12,750) and state, federal and foreign tax returns ($7,510).  For 2003, tax fees consist of fees for assistance with debt restructuring ($185,600), filing of the S-1 registration ($59,800) and state, federal and foreign tax returns ($23,500).

(3)           For 2002, other fees consist of fees in connection with the filing of the S-4 exchange offer ($122,252). For 2003, other fees consist of fees related to an information technology risk assessment ($25,000).

The services performed by Ernst & Young LLP., in 2003 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Board of Directors at its meeting on December 1, 2002.  This policy describes the permitted audit, audit-related, tax and other services that Ernst & Young may perform.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report:

1. Financial Statements.

Report of Independent Auditors

Audited Consolidated Financial Statements
Consolidated Balance Sheets at December 31, 2002 and 2003

For the years ended December 31, 2001, 2002 and 2003:
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

3.                                      Exhibits

Exhibit Number	Description

4.2

Indenture governing the Company’s 14% Senior Subordinated Second Lien Notes Due 2006, dated as of January 11, 2002, by and among the Company, the Subsidiary Guarantors and Wilmington Trust Company (incorporated by reference to exhibit 4.15 of the Company’s Annual Report on Form 10-K filed for December 31, 2001).

4.3

Indenture governing the Company’s 9 1/4% Senior Subordinated Notes due 2008, dated as of March 30, 1998, by and among the Company, the Subsidiary Guarantors and State Street Bank and Trust Company (incorporated by reference to exhibit 4.1 of the Company’s Registration Statement on Form S-4, File No. 333-50437, filed on April 17, 1998).

4.3.1

Supplemental Indenture governing the Company’s 9 1/4% Senior Subordinated Notes due 2008, dated as of July 1, 2002, by and among the Company, Standard Parking Corporation IL, Tower Parking, Inc., Virginia Parking Service, Inc. and State Street Bank and Trust Company (incorporated by reference to exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q filed for September 30, 2002).

4.3.2

Supplemental Indenture governing the Company’s 9 1/4% Senior Subordinated Notes due 2008, dated as of January 11, 2002, by and among the Company, the Subsidiary Guarantors and State Street Bank and Trust Company (incorporated by reference to exhibit 4.2 of the Company’s Registration Statement on Form S-4, File No. 333-86008, filed on April 10, 2002).

4.3.3

Supplemental Indenture, dated as of September 21, 1998, among Virginia Parking Service, Inc., the Company, and State Street Bank and Trust Company (incorporated by reference to exhibit 4.5 of the Company’s Annual Report on Form 10-K filed for December 31, 1998).

4.3.4

Supplemental Indenture, dated as of July 6, 1998, among S&S Parking, Inc., Century Parking, Inc., Sentry Parking Corporation, the Company, and State Street Bank and Trust Company (incorporated by reference to exhibit 4.6 of the Company’s Annual Report on Form 10-K filed for December 31, 1998).

10.1

Second Amended and Restated Credit Agreement dated as of August 28, 2003 by and among the Company, the Lenders and LaSalle Bank National Association (incorporated by reference to exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed for September 30, 2003).

10.1.1*	First Amendment to Second Amended and Restated Credit Agreement dated as of March 11, 2004 by and among the Company, the Lenders and LaSalle Bank National Association.
10.2

Stockholders Agreement, dated as of March 30, 1998, by and among Dosher Partners, L.P. and SP Associates, Holberg Industries, Inc., AP Holdings and the Company (incorporated by reference to exhibit 10.3 of the Company’s Registration

Statement on Form S-4/A, File No. 333-50437, filed on June 9, 1998).
10.2.1

Amendment to Stockholders Agreement, dated as of December 29, 2000 by and among Dosher Partners L.P., SP Associates, Holberg Industries, Inc., AP Holdings, Waverly Partners, L.P. and the Company (incorporated by reference to exhibit 3.3 of the Company’s Form 10-K filed for December 31, 2001).

10.3

Employment Agreement, dated as of March 30, 1998 between the Company and Myron C. Warshauer (incorporated by reference to exhibit 10.6 of the Company’s Registration Statement on Form S-4, File No. 333-50437, filed on April 17, 1998).

10.4

Executive Employment Agreement, dated as of December 11, 1995 between the Company and Herbert W. Anderson (incorporated by reference to exhibit 10.10 of the Company’s Registration Statement on Form S-4, File No. 333-50437, filed on April 17, 1998).

10.5

Employment Agreement, dated as of March 26, 1998 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.12 of the Company’s Registration Statement on Form S-4, File No. 333-50437, filed on April 17, 1998).

10.5.1

Amendment to Employment Agreement, dated as of June 19, 2000 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.5.1 of the Company’s Registration Statement on Form S-1, File No. 333-112652 filed on February 10, 2004)

10.5.2

Second Amendment to Employment Agreement, dated as of December 6, 2000, between the Company and Michael K. Wolf, (incorporated by reference to exhibit 10.22 to the Company’s Annual Report on Form 10-K filed for December 31, 2000).

10.5.3

Third Amendment to Employment Agreement, dated April 1, 2002 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.19.3 to the Company’s Annual Report on Form 10-K filed for December 31, 2002).

10.5.4

Fourth Amendment to Employment Agreement, dated December 31, 2003 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.5.4 of the Company’s Registration Statement on Form S-1, File No. 333-112652 filed on February 10, 2004).

10.6

Executive Employment Agreement, including Deferred Compensation Agreement, dated as of August 1, 1999 between Company and James A. Wilhelm (incorporated by reference to exhibit 10.14 of the Company’s Annual Report of Form 10-K filed for December 31, 1999).

10.6.1

First Amendment to Executive Employment Agreement, dated as of April 25, 2001 between the Company and James A. Wilhelm (incorporated by reference to exhibit 10.20.1 to the Company’s Annual Report on Form 10-K filed for December 31, 2002).

10.6.2

Second Amendment to Employment Agreement, dated as of October 19, 2001 between the Company and James A. Wilhelm (incorporated by reference to exhibit 10.33 of the Company’s Annual Report on Form 10-K filed for December 31, 2001).

10.6.3

Third Amendment to Executive Employment Agreement, dated as of January 31, 2002 between the Company and James A. Wilhelm (incorporated by reference to exhibit 10.34 of the Company’s Annual Report on Form 10-K filed for December 31, 2001).

10.6.4

Fourth Amendment to Executive Employment Agreement, dated as of April 1, 2003 between the Company and James A. Wilhelm (incorporated by reference to exhibit 10.6.4 of the Company’s Registration Statement on Form S-1, File No. 333-112652 filed on February 10, 2004).

10.7	Employment Agreement, dated May 18, 1998 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.24 of the Company’s Annual Report on Form 10-K filed for December 31, 2001).
10.7.1

First Amendment to Employment Agreement, dated as of November 7, 2001 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.25 of the Company’s Annual Report on Form 10-K filed for December 31, 2001).

10.7.2

Second Amendment to Employment Agreement, dated as of August 1, 2003 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.7.2 of the Company’s Registration Statement on Form S-1, File No. 333-112652 filed on February 10, 2004).

10.8

Amended and Restated Executive Employment Agreement, dated as of December 1, 2002 between the Company and John Ricchiuto (incorporated by reference to exhibit 10.22.2 of the Company’s Annual Report on Form 10-K filed for December 31, 2002).

10.9	Employment Agreement between the Company and Steven A. Warshauer (incorporated by reference to exhibit 10.17 to the Company’s Annual Report on Form 10-K filed for December 31, 1999).
10.9.1

First Amendment to Employment Agreement, dated as of June 1, 2002 between the Company and Steven A. Warshauer (incorporated by reference to exhibit 10.23.1 to the Company’s Annual Report on Form 10-K filed for December 31, 2002).

10.10	Employment Agreement, dated as of August 1, 1999 between the Company and Edward E. Simmons.
10.11	Amended and Restated Employment Agreement between the Company and G. Marc Baumann (incorporated by reference to exhibit 10.27 to the Company’s Annual Report on Form 10-K filed for December 31, 2001).
10.13

Consulting Agreement, dated as of March 30, 1998 between the Company and Sidney Warshauer (incorporated by reference to exhibit 10.15 of the Company’s Registration Statement on Form S-4, File No. 333-50437, filed on April 17, 1998).

10.14

Consulting Agreement, dated as of October 16, 2001 between the Company and Shoreline Enterprises, LLC (incorporated by reference to exhibit 10.36 of the Company’s Annual Report on Form 10-K filed for December 31, 2001).

10.15	Stock Option Agreement, dated as of March 30, 1998 by and between the Company and Myron C. Warshauer (incorporated by reference to exhibit 10.32 of the Company’s Annual Report on Form 10-K filed for December 31, 2001).
10.16

Consulting Engagement Agreement dated January 11, 2002 between the Company and AP Holdings (incorporated by reference to exhibit 10.35 of the Company’s Annual Report on Form 10-K filed for December 31, 2001).

10.17

Executive Parking Management Agreement, dated as of May 1, 1998 by and among the Company, D&E Parking, Edward E. Simmons and Dale G. Stark (incorporated by reference to exhibit 10.32 of the Company’s Annual Report on Form 10-K filed for December 31, 2002).

10.17.1

First Amendment to Executive Parking Management Agreement, dated as of August 1, 1999 by and among the Company, D&E Parking, Edward E. Simmons and Dale G. Stark (incorporated by reference to exhibit 10.32.1 to the Company’s Annual Report on Form 10-K filed for December 31, 2002).

10.18

Management Agreement dated September 19, 2000 between the Company and Circle Line Sightseeing Yachts, Inc. (incorporated by reference to exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed for June 30, 2003).

10.18.1

First Amendment dated June 9, 2003 to the Management Agreement between the Company and Circle Line Sightseeing Yachts, Inc. (incorporated by reference to exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed for June 30, 2003)

10.19

Property Management Agreement, dated as of September 1, 2003 between the Company and Paxton Plaza, LLC (incorporated by reference to exhibit 10.19 of the Company’s Registration Statement on Form S-1, File No. 333-112652 filed on February 10, 2004).

10.20

Property Management Agreement, dated as of September 1, 2003 between the Company and Infinity Equities, LLC (incorporated by reference to exhibit 10.20 of the Company’s Registration Statement on Form S-1, File No. 333-112652 filed on February 10, 2004).

10.21

Agreement of Lease, dated as of June 4, 1998 between the Company and LaSalle National Bank, as successor trustee to LaSalle National Trust, N.A. as successor trustee to LaSalle National Bank. (incorporated by reference to exhibit 10.21 of the Company’s Registration Statement on Form S-1, File No. 333-112652 filed on February 10, 2004).

10.21.1

First Amendment to Agreement of Lease, dated as of May 1, 1999 between the Company and LaSalle National Bank, as successor trustee to LaSalle National Trust, N.A. as successor trustee to LaSalle National Bank (incorporated by reference to exhibit 10.21.1 of the Company’s Registration Statement on Form S-1, File No. 333-112652).

10.21.2

Second Amendment to Agreement of Lease, dated as of July 27, 2000 between the Company and LaSalle National Bank, as successor trustee to LaSalle National Trust, N.A. as successor trustee to LaSalle National Bank (incorporated by reference to exhibit 10.21.2 of the Company’s Registration Statement on Form S-1, File No. 333-112652 filed on February 10, 2004).

10.21.3

Third Amendment to Agreement of Lease, dated as of September 11, 2003 between the Company and LaSalle National Bank, as successor trustee to LaSalle National Trust, N.A. as successor trustee to LaSalle National Bank (incorporated by reference to exhibit 10.21.3 of the Company’s Registration Statement on Form S-1, File No. 333-112652 filed on February 10, 2004).

10.22

Exchange and Amendment Agreement dated November 20, 2001 by and among the Company and Fiducia Ltd. (incorporated by reference to exhibit 10.30 of the Company’s Annual Report on Form 10-K filed for December 31, 2001).

14.1	Code of Ethics (incorporated by reference to exhibit 14.1 of the Company’s Annual Report on Form 10-K for December 31, 2002).
21.1	Subsidiaries of the Company (incorporated by reference to exhibit 21.1 of the Company’s Registration Statement on Form S-1, File No. 333-112652 filed on February 10, 2004).
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by James A. Wilhelm.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by G. Marc Baumann
31.3*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Daniel R. Meyer
32.0*	Certification pursuant to 18 U.S.C. Section 1350 by James A. Wilhelm, G. Marc Baumann and Daniel R. Meyer.

*                                         Filed herewith.

(b)                                 Reports on Form 8-K.

We filed a report on Form 8-K on November 10, 2003, which incorporated our press release related to our financial results reported on Form 10-Q for the period ended September 30, 2003.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors

Standard Parking Corporation

We have audited the accompanying consolidated balance sheets of Standard Parking Corporation (the “Company”) as of December 31, 2002 and 2003, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2002 and 2003, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note A, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

ERNST & YOUNG LLP

Chicago, Illinois
March 5, 2004

STANDARD PARKING CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except for Share Data)

	December 31,
	2002	2003

ASSETS
Current assets:
Cash and cash equivalents	$6,153	$8,470
Notes and accounts receivable, net	32,671	30,923
Prepaid expenses and supplies	1,621	1,436

Total current assets	40,445	40,829
Leaseholds and equipment:
Equipment	23,296	20,804
Leasehold improvements	19,324	17,750
Leaseholds	35,661	34,835
Construction in progress	572	560
	78,853	73,949

Less accumulated depreciation and amortization	58,943	57,990

	19,910	15,959
Other assets:
Long-term receivables, net	3,760	5,431
Advances and deposits	4,406	2,090
Goodwill	115,944	117,390
Intangible and other assets, net	6,485	7,886

	130,595	132,797

Total assets	$190,950	$189,585

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$24,403	$24,971
Accrued rent	4,208	3,748
Compensation and payroll withholdings	5,278	6,989
Property, payroll and other taxes	1,581	2,289
Accrued insurance and expenses	8,995	7,967
Accrued special charges	1,870	1,268
Current portion of obligations under credit agreements and other	760	690
Current portion of capital lease obligations	2,493	2,150

Total current liabilities	49,588	50,072
Long-term borrowings, excluding current portion:
Obligations under credit agreements	156,266	152,586
Capital lease obligations,	2,931	2,268
Other	3,723	3,385

	162,920	158,239
Other long-term liabilities	12,961	19,776
Convertible redeemable preferred stock, series D	47,224	56,399
Redeemable preferred stock, series C	56,347	60,389
Common stock subject to put/call rights; 5.01 shares issued and outstanding	9,470	10,712

Common stockholders’ deficit:
Common stock, par value $1.00 per share, 3,000 shares authorized; 26.3 shares issued and outstanding	1	1
Additional paid-in capital	15,222	15,222
Accumulated other comprehensive loss	(644)	(233)
Accumulated deficit	(162,139)	(180,992)

Total common stockholders’ deficit	(147,560)	(166,002)

Total liabilities and common stockholders’ deficit	$190,950	$189,585

See Notes to Consolidated Financial Statements.

STANDARD PARKING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands)

	Years Ended December 31,
	2001	2002	2003

Parking services revenue:
Lease contracts	$156,411	$142,376	$138,681
Management contracts	87,403	78,029	76,613

Reimbursement of management contract expense	317,973	326,146	330,243

Total revenue	561,787	546,551	545,537

Costs and expenses:
Cost of parking services:
Lease contracts	142,555	128,871	125,153
Management contracts	44,272	35,201	29,439

Reimbursed management contract expense	317,973	326,146	330,243

Total cost of parking services	504,800	490,218	484,835

Gross profit
Lease contracts	13,856	13,505	13,528
Management contracts	43,131	42,828	47,174

Total gross profit	56,987	56,333	60,702

General and administrative	29,979	30,133	32,694
Depreciation and amortization	15,501	7,554	7,501
Special charges	15,869	2,897	1,055
Management fee-parent company	—	3,000	3,000
Valuation allowance related to long-term receivables	—	—	2,650

Total costs and expenses	566,149	533,802	531,735

Operating income (loss)	(4,362)	12,749	13,802

Other expenses (income):
Interest expense	18,403	16,246	16,797
Interest income	(804)	(281)	(238)

	17,599	15,965	16,559

Gain on extinguishment of debt	—	—	1,757
Bad debt provision related to related-party non-operating receivables	12,878	—	—

Loss before minority interest and income taxes	(34,839)	(3,216)	(1,000)
Minority interest expense	209	180	357
Income tax expense	406	428	624

Net loss	(35,454)	(3,824)	(1,981)

Preferred stock dividends	(6,354)	(13,540)	(15,630)
Increase in value of common stock subject to put/call	(2,196)	(970)	(1,242)

Net loss attributable to common stockholders	$(44,004)	$(18,334)	$(18,853)

See Notes to Consolidated Financial Statements.

STANDARD PARKING CORPORATION

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ DEFICIT

(In Thousands, Except for Share Data)

			Additional Paid-In Capital	Advances to And Deposits With Affiliates	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
	Common Stock
	Number of Shares	Par Value

Balance (deficit) at January 1, 2001	26.3	$1	$11,422	$(11,979)	$(374)	$(99,801)	$(100,731)
Net loss						(35,454)	(35,454)
Foreign currency translation adjustments					(429)		(429)

Comprehensive loss							(35,883)

Preferred stock dividends						(6,354)	(6,354)

Increase in value of common stock subject to put/call						(2,196)	(2,196)
Interest related to advances to and deposits with affiliates				(899)			(899)
Provision related to related party non-operating receivables				12,878			12,878

Balance (deficit) at December 31, 2001	26.3	1	11,422	—	(803)	(143,805)	(133,185)
Net loss						(3,824)	(3,824)
Foreign currency translation adjustments					159		159

Comprehensive loss							(3,665)

Preferred stock dividends						(13,540)	(13,540)

Increase in value of common stock subject to put/call						(970)	(970)
Exchange of series C Preferred Stock for series D Preferred Stock			3,800				3,800

Balance (deficit) at December 31, 2002	26.3	1	15,222	—	(644)	(162,139)	(147,560)
Net loss						(1,981)	(1,981)
Foreign currency translation adjustments					411		411

Comprehensive loss							(1,570)

Preferred stock dividends						(15,630)	(15,630)

Increase in value of common stock subject to put/call						(1,242)	(1,242)
Balance (deficit) at December 31, 2003	26.3	$1	15,222	$—	$(233)	$(180,992)	$(166,002)

See Notes to Consolidated Financial Statements.

STANDARD PARKING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2001	2002	2003

Operating activities
Net loss	$(35,454)	$(3,824)	$(1,981)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	15,501	7,554	7,501
Non-cash interest expense	1,479	1,230	1,608
Valuation allowance related to long term receivables	—	—	2,650
(Reversal) provision for losses on accounts receivable	(768)	399	(1,029)
Provision related to related-party non-operating receivables	12,878	—	—
Gain on extinguishment of debt	—	—	(1,757)
Changes in operating assets and liabilities:
Notes and accounts receivable	7,318	7,206	(1,544)
Prepaid assets	581	(427)	185
Other assets	3,382	(6,526)	1,640
Accounts payable	(459)	(10,217)	568
Accrued liabilities	4,969	8,290	5,804

Net cash provided by operating activities	9,427	3,685	13,645

Investing activities
Purchase of leaseholds and equipment	(1,537)	(1,843)	(1,812)
Purchase of leaseholds and equipment by joint ventures	(10)	(3)	—
Contingent purchase payments	(533)	(612)	(709)

Net cash used in investing activities	(2,080)	(2,458)	(2,521)

Financing activities
Proceeds from long-term borrowings	—	—	332
Proceeds from senior credit facility	1,650	3,000	4,500
Payments on long-term borrowings	(975)	(394)	(54)
Payments on joint venture borrowings	(1,687)	(882)	(687)
Payments of debt issuance costs	(1,735)	(159)	(2,987)
Payments on capital leases	(108)	(1,900)	(1,994)
Repurchase of 14% senior subordinated second lien notes	—	—	(5,915)
Redemption of preferred stock	—	(2,500)	(2,413)

Net cash used in financing activities	(2,855)	(2,835)	(9,218)

Effect of exchange rate changes on cash and cash equivalents	(429)	159	411

Increase (decrease) in cash and cash equivalents	4,063	(1,449)	2,317
Cash and cash equivalents at beginning of year	3,539	7,602	6,153

Cash and cash equivalents at end of year	$7,602	$6,153	$8,470

Cash paid for:
Interest	$17,121	$16,656	$14,901
Income taxes	741	546	536

Supplemental disclosures of non-cash activity:
Debt issued for capital lease obligation	$728	$6,590	$1,412
Redemption of series C preferred stock	—	(8,800)	—
Issuance of 18% senior convertible redeemable series D preferred stock	—	5,000	—
Redemption of 9 1/4% senior subordinated notes	—	(91,123)	—
Issuance of 14% senior subordinated second lien notes	—	61,608	2,347
Issuance of 18% senior convertible redeemable series D preferred stock	—	35,000	—
Carrying value in excess of principal, related to debt recapitalization	—	16,838	—

See Notes to Consolidated Financial Statements.

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2001, 2002 and 2003

(In thousands)

Note A. Significant Accounting Policies

Standard Parking Corporation (“Standard” or “the Company”), and its subsidiaries and affiliates manage, operate and develop parking properties throughout the United States and Canada. The Company is a majority-owned subsidiary of AP Holdings, Inc. (“AP Holdings”). The Company provides on-site management services at multi-level and surface facilities for all major markets of the parking industry.  The Company manages approximately 1,873 parking facilities, containing approximately 1,031,821 parking spaces in over 275 cities across the United States and Canada.

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

Parking Revenue

The Company recognizes gross receipts from leased locations management fees and amounts attributable to ancillary services earned from management contract properties as parking revenue as the related services are provided. Also included in parking revenue are $196 in 2001, $10 in 2002 and $18 in 2003 from gains on sales of parking contracts and development fees.  In 2001 a net receipt of $4,805 related to the exercise of owner termination rights associated with certain management contracts in the ordinary course of business was recorded as parking revenue.

Cost of Parking Services

The Company recognizes costs for leases and non-reimbursed costs from managed facilities as cost of parking services. Cost of parking services consists primarily of rent and payroll related costs.

Advertising Costs

Advertising costs are expensed as incurred and are included in general and administrative expenses. Advertising expenses aggregated $218, $286 and $412 for 2001, 2002 and 2003 respectively.

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

Allowance for Doubtful Accounts

We report accounts receivable, net of an allowance for doubtful accounts, to represent our estimate of the amount that ultimately will be realized in cash.  Management reviews the adequacy of its allowance for doubtful accounts on an ongoing basis, using historical collection trends, aging of receivables, and a review of specific accounts, and makes adjustments in the allowance as necessary.  Changes in economic conditions or other circumstances could have an impact on the collection of existing receivable balances or future allowance considerations.  As of December 31, 2002 and 2003, the Company’s allowance for doubtful accounts was $1.7 million and $3.3 million, respectively.

Leaseholds and Equipment

Leaseholds, equipment and leasehold improvements are stated at cost. Leaseholds (cost of parking contracts) are amortized on a straight-line basis over the average contract life of 10 years. Equipment is depreciated on the straight-line basis over the estimated useful lives of approximately 5 years on average. Leasehold improvements are amortized on the straight-line basis over the terms of the respective leases or the service lives of the improvements, whichever is shorter (average of approximately 7 years).  Capital leases are amortized on the straight-line basis over the terms of the respective leases or the service lives of the asset.  Depreciation and amortization includes losses (gains) on abandonments of leaseholds and equipment of $4,579, $0 and $364 in 2001, 2002 and 2003, respectively. Depreciation expense was $11,494, $6,983 and $6,914 in 2001, 2002, and 2003 respectively. Included in 2001 is $2,043 related to costs of software programs that were discontinued or became obsolete, and $1,323 related to leasehold improvements that will not be utilized at the corporate headquarters.

Goodwill

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which eliminates the amortization of goodwill and instead requires that goodwill be tested for impairment at least annually.  The transitional impairment test in 2002 and the annual impairment test of goodwill made in the fourth quarter of 2003 by the Company for the years ended December 31, 2002 and 2003, respectively, did not require adjustment to the carrying value of our goodwill.

Long Lived and Finite-Lived Intangible Assets

Long-lived assets and identifiable intangibles with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or group of assets to future undiscounted net cash flows expected to be generated by the asset or group of assets. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Per the provisions of SFAS No. 142, the Company’s definite lived intangible assets, consisting primarily of non-compete agreements, are amortized on a straight line basis over the term of the respective agreements which range from 5 to 10 years.  (See Note B).

Debt Issuance Costs

The costs of obtaining financing are capitalized and amortized as interest expense over the term of the respective financing using a method which approximates the interest method.  Debt issuance costs of $2,132 and $3,920 at December 31, 2002 and 2003, respectively, are included in intangibles and other assets in the consolidated balance sheets and are reflected net of accumulated amortization of $3,859 and $3,911 at December 31, 2002 and 2003, respectively.  Debt issuance costs of $3,323 for the year ended December 31, 2001 were recorded as special charges related to the exchange. (See Note D).

Financial Instruments

The carrying values of cash, accounts receivable and accounts payable are reasonable estimates of their fair value due to the short-term nature of these financial instruments. The Company’s 9¼% Senior Subordinated Notes are included in the Consolidated Balance Sheet at $48,877, which represents the aggregate face value of the notes and the Company’s 14% Senior Subordinated Second Lien Notes are included in the Consolidated Balance Sheet at $57,455, which represents the aggregate face value of the notes.  Estimated market value at December 31, 2003 aggregated $17.1 million for the 9¼% notes and $57.5 million for the 14% notes. Other long-term debt has a carrying value that approximates fair value.

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

Insurance Reserves

The Company purchases comprehensive liability insurance covering certain claims that occur at parking facilities the Company leases or manages.  In addition, the Company purchases umbrella/excess liability coverage. The Company’s various liability insurance policies have deductibles of up to $250,000 that must be met before the insurance companies are required to reimburse the Company for costs incurred relating to covered claims. As a result, the Company is, in effect, self-insured for all claims up to the deductible levels. The Company applies the provisions of SFAS No. 5, Accounting for Contingencies, in determining the timing and amount of expense recognition associated with claims against the Company. The expense recognition is based upon the Company’s determination of an unfavorable outcome of a claim being deemed as probable and capable of being reasonably estimated, as defined in SFAS No. 5. This determination requires the use of judgment in both the estimation of probability and the amount to be recognized as an expense. The Company utilizes historical claims experience along with regular input from third party insurance advisors in determining the required level of insurance reserves.  Future information regarding historical loss experience may require changes to the level of insurance reserves and could result in increased expense recognition in the future.

Litigation

The Company is subject to litigation in the normal course of our business.  The Company applies the provisions of SFAS No. 5, “Accounting for Contingencies”, in determining the timing and amount of expense recognition associated with legal claims against us.  Management uses guidance from internal and external legal counsel on the potential outcome of litigation in determining the need to record liabilities for potential losses and the disclosure of pending legal claims.  (See Note L).

Recent Accounting Pronouncements

In August 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 nullifies the guidance of the Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring).  SFAS No. 146 requires that liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred.  SFAS No. 146 also establishes that fair value is the objective for the initial measurement of the liability.  The provisions of SFAS No. 146 are required for exit or disposal activities that are initiated after December 31, 2002.  We adopted SFAS No. 146 on January 1, 2003, and there was no impact to the results of operations or our financial position upon adoption.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities – An Interpretation of Accounting Research Bulletin (“ARB”) No. 51.”  This interpretation provides guidance on how to identify variable interest entities and how to determine whether or not those entities should be consolidated.  FIN 46 applies to variable interest entities created after January 31, 2003.  FIN 46 also applies in the first fiscal quarter or interim period ending after December 15, 2003, in which a company holds a variable interest in an entity that it acquired before February 1, 2003. The adoption of FIN 46 did not have an impact on our results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”.  This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with SFAS No. 150, a financial instrument that embodies an obligation for the issuer is required to be classified as a liability and the dividends previously classified as charges to equity must be recorded as an expense in the statement of operations. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. For purposes of the effective date of SFAS No. 150, we are considered a non-public entity.  For nonpublic entities, mandatorily redeemable financial instruments are subject to the provisions of SFAS No. 150 for the first fiscal period beginning after December 15, 2003.  We are currently evaluating the impact of SFAS No. 150 on our financial statements.

Reclassifications

Certain amounts previously presented in the financial statements of prior periods have been reclassified to conform to current year presentation.

Note B. Goodwill and Intangible Assets

In June 2001, the FASB issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”.

On July 1, 2001, the Company adopted SFAS No. 141, which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination.  The initial adoption of SFAS No. 141 did not affect the Company’s results of operations or its financial position.

On January 1, 2002, the Company adopted SFAS No. 142, which eliminates the amortization of goodwill and requires that the goodwill be tested for impairment.  Transitional impairment tests of goodwill made during the year ended December 31, 2003 did not require adjustment to the carrying value of its goodwill.  As of December 31, 2002 and 2003, the Company’s definite lived intangible assets of $2,815 and $2,244, respectively, net of accumulated amortization of $3,242 and $3,544, respectively, which primarily consist of non-compete agreements, continue to be amortized over their useful lives.

A roll forward of goodwill for the periods presented is as follows:

	For the Year Ended December 31,
	2002	2003
Balance at beginning of year	$115,332	$115,944
Effect of foreign currency translation	—	737
Contingency payments related to prior acquisitions	612	709
Balance at end of year	$115,944	$117,390

Amortization expense for intangible assets during the year ended December 31, 2003 was $571 .  Estimated amortization expense for 2004 and the four succeeding fiscal years is as follows:

($ in thousands)	Estimated Amortization Expense
2004	$571
2005	548
2006	500
2007	500
2008	125

Had we applied the non-amortization provisions of SFAS No. 142 in prior periods, the pro forma results of operations for the year ended December 31, 2001 are as follows:

Net loss	$(35,454)
Add: goodwill amortization	3,259
Proforma net loss	$(32,195)

Note C. Bradley Airport Contract

Long-term receivables, net, consist of the following:

	Amount Outstanding December 31,
	2002	2003
Bradley International Airport
Guarantor payments	$1,199	$4,471
Other Bradley related	2,561	2,611
Valuation allowance	—	(2,650)
Net amount related to Bradley	3,760	4,432
Other long-term receivables	—	999

Total long-term receivables	$3,760	$5,431

We are the lessee under a 25-year lease with the State of Connecticut that expires on April 6, 2025, under which we lease the surface parking and 3,500 new garage parking spaces at Bradley International Airport located in the Hartford, Connecticut metropolitan area. The parking garage was financed on April 6, 2000 through the issuance of $47.7 million of State of Connecticut special facility revenue bonds. The Bradley lease provides that we deposit with a trustee for the bondholders all gross revenues collected from operations of the surface and garage parking, and from these gross revenues, the trustee pays debt service on the special facility revenue bonds, operating and capital maintenance expenses of the surface and garage parking facilities and specific annual guaranteed minimum payments to the State. Principal and interest on the Bradley special facility revenue bonds increases from approximately $3.6 million in lease year 2002 to approximately $4.5 million in lease year 2025. Our annual guaranteed minimum payments to the State increase from approximately $8.3 million in lease year 2002 to approximately $13.2 million in lease year 2024.

To the extent that monthly gross receipts are not sufficient for the trustee to make the required payments we are obligated, pursuant to our guaranty agreement, to deliver the deficiency amount to the trustee within three business days of notice. We are responsible for these deficiency payments regardless of the amount of utilization for the Bradley parking facilities. We made payments of $1.2 million in 2002, net of repayments of $0.4 million and $3.3 million in 2003, to cover these deficiency payments.

We recorded $2.7 million as a valuation allowance related to long-term receivables for the year ended December 31, 2003, in an amount sufficient to cover all net receivables related to Bradley Airport, other than the guarantor payments,.  There was no allowance recorded in 2002.  It is anticipated that the Company will continue to reflect a valuation allowance against these receivables until the collectibility in the short term is readily apparent.

Note D. Special Charges

Included in “special charges” in the accompanying consolidated statement of operations for the years ended December 31, 2001, 2002 and 2003 are the following (expenses are cash unless otherwise stated):

	For The Year Ended December 31,
	2001	2002	2003

Costs related to the exchange offering	$8,431	$982	$—
Costs related to refinancing	—	—	343
Write off of debt issuance costs related to the exchange (1)	3,323	—	—
Provision for abandoned businesses(non-cash expense)	1,722	—	—
Employee severance costs	87	391	156
Retroactive prior period insurance adjustments	314	215	—
Provision (reversal) for headquarters reorganization	750	(320)	—
Incremental integration costs and other	1,242	1,329	256
Parent company expenses	—	300	300

Total special charges	$15,869	$2,897	$1,055

Supplemental Disclosure—Special Charges

	For The Year Ended December 31,
	2001	2002	2003

Accrued at beginning of year	$2,994	$12,057	$1,870
Provision for special charges (2)	12,546	—	—
Paid during year	(3,483)	(10,187)	(602)

Accrued at end of year	$12,057	$1,870	$1,268

(1) Amount charged directly to expense;

(2) In 2002 and 2003, no amounts were accrued for special charges. All amounts were expensed as incurred.

In 2001, costs of $8,431 were provided for and debt issuance costs of $3,323 were written-off related to the exchange offer (See Note E)  The provision for abandoned businesses of $1,722 related to minimum future lease payments at a closed location.  The costs associated with incremental integration costs and other include $371 for settlement costs and outside accounting firm costs related to the combination with the Standard Companies, $871 related primarily to legal costs incurred on terminated contracts.  The provision for headquarters reorganization of $750 principally relates to the reorganization and decentralization of financial functions.  The costs associated with the insurance program relate to retroactive prior period premiums adjustments of $314.

In 2002, costs of $982 were incurred for the registration of the 14% senior subordinated second lien notes, $391 in severance for key management personnel and regional administrative personnel and $215 for insurance costs in accordance with ERISA requirements. The $1,329 of incremental integration costs and other consists of $816 in legal and settlement costs incurred on contracts terminated in prior years and $513 in prior period rent and other costs and $300 in costs related to the parent company.  The $(320) is a partial reversal of a provision for headquarters reorganization as the actual costs incurred were less than anticipated.

 In 2003, costs of $343 were incurred related to evaluation of refinancing alternatives, $300 in costs related to the parent company, $256 in legal costs incurred on contracts terminated in prior years and severance costs of $156.

Note E.          Exchange and Recapitalization

On January 11, 2002, Standard completed an unregistered exchange and recapitalization of a portion of its 9¼% Notes.  Standard received gross cash proceeds of $20.0 million and retired $91.1 million of 9¼% Notes.  In exchange, Standard issued $59.3 million of 14% Notes and 3,500 shares of 18% Senior Convertible Redeemable Series D Preferred Stock (Series D Preferred Stock), with a face value of $35.0 million which are mandatorily redeemable on June 15, 2008.  In conjunction with the exchange, the Company repaid $9.5 million of indebtedness under the Senior Credit Facility, paid $2.7 million in accrued interest relating to the $91.1 million of the 9¼% Senior Subordinated Notes due 2008 that were tendered, $9.7 million (including $1.3 million capitalized as debt issuance costs related to the amended and restated senior credit facility) in fees and expenses related to the exchange, which included a $3.0 million transaction advisory fee to AP Holdings, Inc.  (“AP Holdings”), Standard’s parent company, and a repurchase of $1.5 million of redeemable preferred stock held by AP Holdings.  The fees and expenses of $9.7 million related to the exchange and the amended and restated senior credit facility were provided for in the period ended December 31, 2001.  The Company repurchased $0.1 million of redeemable preferred stock held by AP Holdings on February 20, 2002, $0.9 million on June 17, 2002 and $2.4 million on September 9, 2003.

The January 11, 2002 exchange offer and recapitalization and its effect were as follows:

	Senior subordinated 9 1/4% notes	Senior subordinated second lien 14% notes	Carrying value in excess of principal	Series D preferred stock 18%
Balance at December 31, 2001	$140,000	$—	$—	$—
Exchange of debt	(91,123)	59,285	16,838	35,000
Swap of series C for D	—	—	—	5,000
Dividends accumulated	—	—	—	7,224
Amortization of carrying value	—	—	(2,657)	—
PIK notes issued	—	2,323	—	—
Balance at December 31, 2002	$48,877	$61,608	$14,181	$47,224

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

•                  The excess, Carrying Value in Excess of Principal, remains part of the carrying value of the Company’s debt, and is being amortized as a reduction to future interest expense using an effective interest rate applied to the combined balance of the notes.

On April 10, 2002, the Company filed a registration statement to offer to exchange up to $59.3 million in aggregate principal amount of its registered 14% Notes (including unregistered notes paid as interest on unregistered notes).  The registration statement, was declared effective by the Commission on June 28, 2002.  The prospectus was supplemented on July 8, 2002 to increase the maximum amount of notes subject to the exchange to $60.3 million, thereby covering the notes issued as interest paid in kind on June 15, 2002.  In connection with the exchange offer, which expired on August 9, 2002, all outstanding unregistered 14% Notes were exchanged for registered 14% Notes with substantially identical terms effective August 16, 2002.

Note F. Borrowing Arrangements

Long-term borrowings, in order of preference, consist of:

	Interest Rate(s)	Due Date	Amount Outstanding December 31,
			2002	2003

Senior Credit Facility	Various	June 2006	$31,600	$36,100
Senior Subordinated Second Lien Notes	14.00%	December 2006	61,608	57,455
Senior Subordinated Notes	9.25%	March 2008	48,877	48,877
Carrying value in excess of principal	Various	Various	14,181	10,155
Joint venture debentures	11.00-15.00%	Various	2,550	1,863
Capital lease obligations	Various	Various	5,425	4,418
Obligations on Seller notes and other	Various	Various	1,932	2,211
			166,173	161,079
Less current portion			3,253	2,840

			$162,920	$158,239

The 14% Senior Subordinated Second Lien Notes (14% Notes) were issued in January 2002 and are due in December 2006. The 14% Notes are registered with the Securities and Exchange Commission. Interest accrues at the rate of 14% per annum and is payable semi-annually in a combination of cash and additional registered notes (the “PIK Notes”), in arrears on June 15 and December 15, commencing on June 15, 2002. Interest in the amount of 10% per annum is paid in cash, and interest in the amount of 4% per annum is paid in PIK Notes. Standard makes each interest payment to the holders of record on the immediately preceding June 1 and December 1. PIK Notes are issued in denominations of $100 principal amount and integral multiples of $100. The amount of PIK Notes issued is rounded down to the nearest $100 with any fractional amount refunded to the holder as cash.

Standard’s 9¼% Senior Subordinated Notes, (the “9¼% Notes”), were issued in September of 1998 and are due in March of 2008. The 9¼% Notes are registered with the Securities and Exchange Commission.

On September 9, 2003, we repurchased a portion of our 14% Notes at a discount for $5.9 million in cash.  The transaction and its effects are as follows:

	Senior subordinated second lien 14% notes	Senior subordinated 9¼% notes	Carrying value in excess of principal
Balance at December 31, 2002	$61,608	$48,877	$14,181
Repurchase of 14% Notes, at face value	(6,500)	—	(1,172)
Amortization of carrying value	—	—	(2,854)
PIK notes issued and accrued	2,347	—	—

Balance at December 31, 2003	$57,455	$48,877	$10,155

We entered into a Second Amended and Restated Credit Agreement as of August 28, 2003 with LaSalle Bank National Association, as agent and revolving lender, and Credit Suisse First Boston, as term loan lender. Credit Suisse First Boston has subsequently assigned all of its loans and rights as lender to several funds affiliated with GoldenTree Asset Management. This Second Amended and Restated Credit Agreement represents a restructuring of the prior $43.0 million senior credit facility.

The senior credit facility consists of $65.0 million in revolving and term loans, specifically:

•                                          a $33.0 million revolving credit facility provided by LaSalle Bank, which will expire on June 30, 2006, including a letter of credit facility with a sublimit of $30.0 million or such greater amount as LaSalle Bank may agree to for letters of credit; and

•                                          a $32.0 million term loan held by GoldenTree Asset Management due in full on July 31, 2006.

The revolving credit facility bears interest, at our option, at either LIBOR plus 4.50% or an adjusted base rate plus 2.25%. The term loan bears interest equal to the rate publicly announced from time to time by LaSalle Bank as its “prime rate,” which cannot be less than 4.25% per annum, plus 6.75%. Accrued term loan interest is payable monthly in arrears. Pursuant to the terms of the credit agreement, we have elected to defer the cash payment of 3% per annum of term loan interest. The deferred amount, together with accrued interest thereon, is payable upon maturity of the term loan.

The senior credit facility includes covenants that limit our ability to incur additional indebtedness, issue preferred stock or pay dividends and contains certain other restrictions on our activities. It is secured by substantially all of our existing and future domestic guarantor subsidiaries’ existing and after-acquired assets, including a pledge of 100% of the stock of our existing and future domestic guarantor subsidiaries and 65% of the stock of our existing and future foreign subsidiaries, by a first priority pledge of all of our common stock owned by AP Holdings and by all other existing and after-acquired property of AP Holdings.

If we identify investment opportunities requiring cash in excess of our cash flows and existing cash, we may borrow under our senior credit facility.

At December 31, 2003 borrowings against the senior credit facility aggregated $36.1 million. In addition, there were $17.2 million of letters of credit outstanding, resulting in $11.7 million availability under the senior credit facility.

The 9¼% Notes, 14% Notes and New Facility contain covenants that limit Standard from incurring additional indebtedness and issuing preferred stock, restrict dividend payments, limit transactions with affiliates and restrict certain other transactions. Substantially all of Standard’s net assets are restricted under these provisions and covenants (See Note O).

Consolidated joint ventures have entered into four agreements for stand-alone development projects providing nonrecourse funding. These joint venture debentures are collateralized by the specific contracts that were funded and approximate the net book value of the related assets.

The Company has entered into various financing agreements, which were used for the purchase of equipment.

The aggregate maturities of borrowings outstanding at December 31, 2003 are as follows:

2004	$2,786
2005	2,531
2006	96,216
2007	213
2008 and thereafter	50,469
152,215
Carrying value in excess of principal related to the debt recapitalization	10,155

$162,370

The amounts include paid-in-kind interest and the 5% premium on the 14% Notes as defined in the indenture.

Note G. Income Taxes

For 2001 and through January 11, 2002, the Company was included in the Consolidated Federal Income Tax Return of AP Holdings.  In connection with the debt restructuring on January 11, 2002, the Company ceased being included in the AP Holdings return and filed its own separate Consolidated Federal Income Tax Return from January 12, 2002 through December 31, 2002 and will also do so for 2003.  The Company’s income tax provision is determined on a separate return basis. Income tax expense consists of foreign, state, and local taxes.

At December 31, 2003, we had $66.0 million of federal net operating loss (NOLs) carryforwards and $19.2 million of net cumulative temporary differences which will provide future net tax deductions.  Assuming a 39% tax rate, the NOLs and net temporary differences create a deferred tax asset of $33.2 million.  Due to our historical financial results, a full valuation allowance has been recorded on the net deferred tax assets.

At December 31, 2003, the Company has net operating loss carry forwards of $65,974 for federal income tax purposes that expire in years 2016 through 2023.

A reconciliation of the Company’s reported income tax expense to the amount computed by multiplying loss before income taxes by the effective federal income tax rate is as follows:

	2001	2002	2003

Statutory benefit	$(11,916)	$(1,155)	$(462)
Permanent differences	1,481	86	187
State taxes, net of federal benefit	123	129	160
Effect of foreign tax rates	(54)	(44)	64

	(10,366)	(984)	(51)
Change in valuation allowance	10,772	1,412	675

Income tax expense	$406	$428	$624

Income tax expense consists of the following:

	2001	2002	2003

Current:
Foreign	$219	$232	$381
State	187	196	243

Income tax expense	$406	$428	$624

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) as of December 31, 2002 and 2003 are as follows:

	2002	2003

Net operating loss carry forwards	$26,400	$25,730
Accrued expenses	—	7,734
Accrued compensation	2,386	2,500
Carrying value inexcess of principal	—	3,960
Restructuring reserves	2,157	437
Carry forwards	1,296	1,094

	32,239	41,455
Book over tax depreciation and amortization	(4,437)	(7,226)

Net deferred tax assets before valuation allowance	27,802	34,229
Less: valuation allowance for deferred tax assets	(27,802)	(34,229)

Net deferred tax assets	$—	$—

For financial reporting purposes, a valuation allowance for net deferred tax assets will continue to be recorded until realization of such assets is more likely than not. Taxes paid, which are to certain states and foreign jurisdictions, were $741, $546 and $536 in 2001, 2002 and 2003, respectively.

Note H. Benefit Plans

The Company offers deferred compensation arrangements for certain key executives and sponsors an employees’ savings and retirement plan in which certain employees are eligible to participate. Subject to their continued employment by the Company, certain employees offered supplemental pension arrangements will receive a defined monthly benefit upon attaining age 65. At December 31, 2002 and 2003, the Company has accrued $2,509 and $2,614, respectively, representing the present value of the future benefit payments.

Participants in the savings and retirement plan may elect to contribute a portion of their compensation to the plan. The Company, contributes an amount in cash or other property as required by the plan. Expenses related to these plans amounted to $872, $872, and $784 in 2001, 2002 and 2003, respectively.

The Company also contributes to two multi-employer defined contribution and nine multi-employer defined benefit plans which cover certain union employees. Expenses related to these plans were $997, $1,119 and $566 in 2001, 2002 and 2003, respectively.

Note I. Leases and Contingencies

The Company operates parking facilities under operating leases expiring on various dates, generally prior to 2016. Certain of the leases contain options to renew at the Company’s discretion.

At December 31, 2003, the Company was committed to install certain capital improvements at leased facilities in future years, at an estimated cost of $180.

Future annual rent expense is not determinable due to the application of percentage factors based on revenues. At December 31, 2003, the Company’s minimum rental commitments, excluding contingent rent provisions under all non-cancelable leases with remaining terms of more than one year, are as follows:

2004	$20,547
2005	15,918
2006	14,188
2007	12,305
2008	9,001
2009 and thereafter,	25,105
$97,064

Rent expense, including contingent rents, was $108,823, $96,682 and $94,105 in 2001, 2002 and 2003, respectively.

Contingent rent expense was $81,467, $76,088 and $73,558 in 2001, 2002 and 2003, respectively.

In the normal course of business, the Company is involved in disputes, generally regarding the terms of lease agreements. In the opinion of management, the outcome of these disputes and litigation will not have a material adverse effect on the consolidated financial position or operating results of the Company.

Note J.  Redeemable Preferred Stock

In connection with the Standard Companies acquisition on March 30, 1998, the Company received $40,683 from AP Holdings in exchange for $70,000 face amount of 11¼% Redeemable Preferred Stock (the “Series C preferred stock”). Cumulative preferred dividends are payable semi-annually at the rate of 11¼%. Any semi-annual dividend not declared or paid in cash automatically increases the liquidation preference of the stock by the amount of the unpaid dividend. The Company is required to redeem the stock no later than March 2008.

The Series C preferred stock has a maturity date of March 2008 and has an initial liquidation preference equal to $1,000,000 per share or $40.7 million in the aggregate. The Series C Preferred stock accrues dividends on a cumulative basis at 11¼% per year.  At December 31, 2003, dividends in arrears were $33.5 million with a per share valuation of $1,893,048.  Conversion may be fixed by resolution of the Board of Directors and the shares have no voting rights except as to alterations or changes that may adversely affect the holders of the Series C Preferred stock.

In January 2002, the Company redeemed $1.5 million and $0.1 million the Series C preferred stock held by AP Holdings in two separate transactions for cash of $1.6 million.  On June 17, 2002, the Company redeemed an additional $0.9 million of Series C preferred stock held by AP Holdings for $0.9 million in cash.  On September 9, 2003, the Company redeemed an additional $2.4 million of the Series C preferred stock held by AP Holdings.  The proceeds received by AP Holdings were used by it to repurchase, directly or indirectly, its outstanding 11¼ % senior discount notes.

	Series C preferred stock 11¼% For the year ended December 31,
	2002		2003
	Shares	Value	Shares	Value
Beginning balance	40.6826	$61,330	33.2194	$56,347
Redemptions	(1.6259)	(2,500)	(1.319)	(2,413)
Swap series C for D	(5.8373)	(8,800)	—	—
Dividends accumulated	—	6,317	—	6,455
Ending balance	33.2194	$56,347	31.9004	$60,389

On January 11, 2002, the Company, in connection with our recapitalization, issued 3,500 shares of the 18% Senior Convertible Redeemable Series D Preferred Stock (the “Series D Preferred”) to Fiducia, Ltd. which has a maturity date as of June 2008 and has an initial liquidation preference equal to $10,000 per share or $35.0 million in the aggregate. The Series D Preferred stock accrues dividends on a cumulative basis at 18% per year. At December 31, 2003, dividends in arrears were $16.4 million with a per share valuation of $14,100. Conversion is upon occurrence of an IPO at a rate related to the IPO price and the shares have no voting rights except as to creation of any class or series of shares ranking senior to the Series D preferred stock.  The number of shares of Series D preferred stock authorized for issuance is 17,500.

On March 11, 2002 the Company exchanged with the parent company $8.8 million of Series C preferred stock for $5.0 million of Series D preferred stock.

	Series D preferred stock 18% For the period ended
	2002		2003
	Shares	Value	Shares	Value
Beginning balance	—	$—	4,000	$47,224
Issuance with exchange	3,500.0	35,000	—	—
Swap of series C for D	500.0	5,000	—	—
Dividends accumulated	—	7,224	—	9,175

Ending balance	4,000	$47,224	4,000	$56,399

Note K. Contingency and Related Party Transactions

We have management contracts to operate two surface parking lots in Chicago. Myron C. Warshauer, Steven A. Warshauer, Stanley Warshauer, Michael K. Wolf and SP Associates own membership interests in a limited liability company that is a member of the limited liability companies that own those lots. We received a total of $37,500 in management fees for these lots in 2001, $38,300 in 2002 and $39,200 in 2003 under the applicable management contracts. We estimate that such management fees are no less favorable than would normally be obtained through arms-length negotiations.

SP Associates is an affiliate of JMB Realty Corp., from which we lease office space for our corporate offices in Chicago. Payments pursuant to the lease agreement aggregated approximately $1.3 million during 2001, $1.2 million during 2002 and $1.3 million in 2003.

In connection with the acquisition of a 76% interest in Executive Parking Industries, LLC, through the acquisition of its parent company, S&S Parking, Inc., we entered into a management agreement dated May 1, 1998, with D&E Parking, Inc., in which two of our officers have an interest, to assure the continuation of services previously provided by Edward Simmons and Dale Stark, the principal shareholders of D&E. Mr. Simmons is now one of our executive vice presidents and Mr. Stark is now one of our senior vice presidents. The management agreement is for a period of nine years, terminating on April 30, 2007. In consideration of the services to be provided by D&E, we agreed to pay D&E an annual base fee, payable in equal monthly installments, in the first year equaling $500,000 and increasing to $719,000 in the ninth year of the agreement. Standard Parking provides property management services to Elmwood Villas, a residential apartment complex in Las Vegas and Paxton Plaza, a shopping center in Los Angeles. Both of these properties are controlled by entities affiliated with D&E. We expect to expand our property management services for entities controlled by D&E.

On December 31, 2000, we entered into an agreement to sell, at fair market value, certain contract assets to D & E Parking, Inc. We continue to operate the parking facilities and receive management fees and reimbursement for support services in connection with the operation of the parking facilities. We received a total of $186,000 in 2001, $116,000 in 2002 and $133,000 in 2003. D&E Parking received $466,000 in 2001, $325,000 in 2002 and $358,000 in 2003.

We entered into a management agreement dated as of September 19, 2000, with Circle Line Sightseeing Yachts, Inc. to manage and operate certain parking facilities located along the Hudson River and Piers located in New York City and under the control of Circle Line. Circle Line is approximately 83% owned by members of John V. Holten’s immediate family. We received a total of $73,000 in 2001, $66,000 in 2002 and $131,400 in 2003. We estimate that such amounts are no less favorable than would normally be obtained through arms-length negotiations. Additionally, Circle Line has the right to require us to temporarily advance to Circle Line on or before each December 31st and April 1st the anticipated net profit in increments of $100,000 each. We made advances of $300,000 in 2001 and $200,000 in 2002, all of which has been repaid. We made an advance of $100,000 in 2003 which is still outstanding.

We amended the management agreement with Circle Line on June 9, 2003 and loaned Circle Line an additional $300,000 at an interest rate of 9% per annum due on November 1, 2003, all of which has been repaid.

Note L. Legal Proceedings

We are subject to various claims and legal proceedings that consist principally of lease and contract disputes. We consider these claims and legal proceedings to be routine and incidental to our business, and in the opinion of management, the ultimate liability with respect to these proceedings and claims will not materially affect our financial position, operations or liquidity.

Note M. Capital Leases

Property under capital leases included within equipment is as follows:

	December 31,
	2002	2003
Service vehicles	$5,651	$5,774
Computer equipment	897	997
Parking equipment	674	1,388
	7,222	8,159
Less: Accumulated depreciation	1,762	3,450
	$5,460	$4,709

Future minimum lease payments under capital leases at December 31, 2003 together with the present value of the minimum lease payments are as follows:

2004	$2,327
2005	1,910
2006	501
2007	44
2008	1
Total minimum payments	4,783
Less: Amounts representing interest	365
Present value of minimum payments	4,418
Less: Current portion	2,150
Total long-term portion	$2,268

Note N.  Stock Option Plan

The 2001 Option Plan, which authorizes the issuance of the Company’s 18% Senior Convertible Redeemable Series D Preferred Stock, is intended to further the Company’s success by increasing the ownership of certain executives, employees, directors, and consultants to the Company and to enhance the Company’s ability to attract and retain executives, employees, directors and consultants.

The chairman of the Company’s board of directors administers the 2001 Option Plan, selects eligible executives, employees, directors and/or consultants to receive options, determines the number of shares of preferred stock covered by options, determines the exercise price of an option, the terms under which options may be exercised, but in no event may such options be exercised later than 10 years from the grant date, and the other terms and conditions of options in accordance with the provisions of the 2001 Option Plan.

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

The following summarizes information about stock option transactions:

	Shares	Exercise price per share
Outstanding at December 31, 2001	—	—
Options granted	503.86	$5,600.00
Outstanding at December 31, 2002	503.86	5,600.00
Options granted	—	—
Outstanding at December 31, 2003	503.86	$5,600.00

Note O. Subsidiary Guarantors

Substantially all of the Company’s direct or indirect wholly owned active domestic subsidiaries, fully, unconditionally, jointly and severally guarantee the Senior Subordinated Notes discussed in Note E Separate financial statements of the guarantor subsidiaries are not separately presented because, in the opinion of management, such financial statements are not material to investors. The non-guarantor subsidiaries include joint ventures, wholly owned subsidiaries of the Company organized under the laws of foreign jurisdictions and inactive subsidiaries, all of which are included in the consolidated financial statements. The following is summarized combining financial information for Standard, the guarantor subsidiaries of the Company and the non-guarantor subsidiaries of the Company:

	Standard Parking Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total

2001
Balance Sheet Data:
Cash and cash equivalents	$8,522	$(2,009)	$1,089	$—	$7,602
Notes and accounts receivable	30,568	5,767	3,941	—	40,276
Current assets	40,105	3,822	5,145	—	49,072
Leaseholds and equipment, net	10,377	5,141	3,065	—	18,583
Goodwill	23,492	88,618	3,222	—	115,332
Investment in subsidiaries	95,204	—	—	(95,204)	—
Total assets	173,775	101,771	11,892	(95,204)	192,234
Accounts payable	25,238	6,865	2,517	—	34,620
Current liabilities	55,706	7,769	5,753	—	69,228
Long-term borrowings, excluding current portion	171,127	—	2,576	—	173,703
Redeemable preferred stock, series C	61,330	—	—	—	61,330
Common stock subject to put/call rights	8,500	—	—	—	8,500
Total common stockholders’ (deficit) equity	(133,185)	93,034	2,170	(95,204)	(133,185)
Total liabilities and common stockholders’equity (deficit)	173,775	101,771	11,892	(95,204)	192,234
Income Statement Data:
Parking services revenue	$457,945	$82,586	$21,256	—	$561,787
Cost of parking services	420,026	67,529	17,245	—	504,800
Gross profit	37,919	15,057	4,011	—	56,987
Depreciation and amortization	8,683	5,058	1,760	—	15,501
Special charges	15,869	—	—	—	15,869
Operating income (loss)	9,356	(15,708)	1,990	—	(4,362)
Interest expense (income), net	17,192	(51)	458	—	17,599
Equity in earnings of subsidiaries	(15,004)	—	—	15,004	—
Net (loss) income	(35,454)	(15,657)	653	15,004	(35,454)
Cash Flows Data:
Net cash provided by (used in)operating activities	$14,423	$(2,039)	$(2,957)	$—	$9,427
Investing activities:
Purchase of leaseholds and equipment	(1,491)	(46)	—	—	(1,537)
Purchase of leaseholds and equipment by joint venture	—	—	(10)	—	(10)
Contingent purchase payments	(533)	—	—	—	(533)
Net cash used in investing activities	(2,024)	(46)	(10)	—	(2,080)
Financing activities:
Proceeds from long-term borrowings	1,650	—	—	—	1,650
Payments on long-term borrowings	(975)	—	—	—	(975)
Payments on joint venture borrowings	(1,687)	—	—	—	(1,687)
Payments on debt issuance costs	(1,735)	—	—	—	(1,735)
Payments on capital leases	(108)	—	—	—	(108)
Net cash used in financing activities	(2,855)	—	—	—	(2,855)
Effect of exchange rate changes	(429)	—	—	—	(429)
Increase (decrease) in cash and cash equivalents	9,115	(2,085)	(2,967)	—	4,063

2002
Balance Sheet Data:
Cash and cash equivalents	$3,933	$1,428	$792	$—	$6,153
Notes and accounts receivable	16,138	12,821	3,712	—	32,671
Current assets	21,711	14,289	4,445	—	40,445
Leaseholds and equipment, net	12,387	4,458	3,065	—	19,910
Goodwill	23,651	89,031	3,262	—	115,944
Investment in subsidiaries	102,661	—	—	(102,661)	—
Total assets	171,375	111,233	11,003	(102,661)	190,950
Accounts payable	16,851	5,505	2,047	—	24,403
Current liabilities	36,286	8,323	4,979	—	49,588
Long-term borrowings, excluding current portion	159,700	346	2,874	—	162,920
Redeemable preferred stock, series D	47,224	—	—	—	47,224
Redeemable preferred stock, series C	56,347	—	—	—	56,347
Common stock subject to put/call rights	9,470	—	—	—	9,470
Total common stockholders’ (deficit) equity	(147,560)	100,105	2,556	(102,661)	(147,560)
Total liabilities and common stockholders’ equity (deficit)	171,375	111,233	11,003	(102,661)	190,950
Income Statement Data:
Parking services revenue	$454,671	$71,244	$20,636	$—	$546,551
Cost of parking services	417,332	55,843	17,043	—	490,218
Gross profit	37,339	15,401	3,593	—	56,333
General and administrative	4,032	25,839	262	—	30,133
Depreciation and amortization	4,528	1,868	1,158	—	7,554
Special charges	2,831	—	66	—	2,897
Management fee-parent company	3,000	—	—	—	3,000
Operating income (loss)	22,948	(12,306)	2,107	—	12,749
Interest expense (income), net	15,660	(19)	324	—	15,965
Equity in earnings of subsidiaries	(11,321)	—	—	11,321	—
Net (loss) income	(3,824)	(12,287)	966	11,321	(3,824)
Cash Flows Data:
Net cash provided by (used in) operating activities	$542	$3,437	$(294)	$—	$3,685
Investing activities:
Purchase of leaseholds and equipment	(1,843)	—	—	—	(1,843)
Purchase of leaseholds and equipment of joint venture	—	—	(3)	—	(3)
Contingent purchase payments	(612)	—	—	—	(612)
Net cash net used in investing activities	(2,455)	—	(3)	—	(2,458)
Financing activities:
Proceeds from long-term borrowings	3,000	—	—	—	3,000
Payments on long-term borrowings	(394)	—	—	—	(394)
Payments on joint venture borrowings	(882)	—	—	—	(882)
Payments on debt issuance costs	(159)	—	—	—	(159)
Payments on capital leases	(1,900)	—	—	—	(1,900)
Redemption of preferred stock	(2,500)	—	—	—	(2,500)
Net cash used in financing activities	(2,835)	—	—	—	(2,835)
Effect of exchange rate changes	159	—	—	—	159
(Decrease) increase in cash and cash equivalents	(4,589)	3,437	(297)	—	(1,449)

2003
Balance Sheet Data:
Cash and cash equivalents	$6,660	$78	$1,732	$—	$8,470
Notes and accounts receivable	25,889	542	4,492	—	30,923
Current assets	33,970	620	6,239	—	40,829
Leaseholds and equipment, net	13,518	381	2,060	—	15,959
Goodwill	110,032	3,545	3,813	—	117,390
Investment in subsidiaries	8,,573	—	—	(8,573)	—
Total assets	180,878	4,665	12,615	(8,573)	189,585
Accounts payable	23,201	321	1,449	—	24,971
Current liabilities	43,948	984	5,140	—	50,072
Long-term borrowings, excluding current portion	156,325	20	1,894	—	158,239
Convertible redeemable preferred stock, series D	56,399	—	—	—	56,399
Redeemable preferred stock, series C	60,389	—	—	—	60,389
Common stock subject to put/call rights	10,712	—	—	—
Total common stockholders’ (deficit) equity	(166,002)	3,661	4,912	(8,573)	(166,002)
Total liabilities and common stockholders’ equity (deficit)	180,878	4,665	12,615	(8,573)	189,585
Income Statement Data:
Parking services revenue	509,031	22,295	14,211	—	545,537
Cost of parking services	454,436	20,211	10,188	—	484,835
Gross profit	54,595	2,084	4,023	—	60,702
Depreciation and amortization	6,408	213	880	—	7,501
Special charges	866	—	189	—	1,055
Management fee-parent company	3,000	—	—	—	3,000
Valuation allowance related to long-term receivable	2,650	—	—	—	2,650
Operating income (loss)	9,587	1,871	2,344	—	13,802
Interest expense (income), net	16,390	1	168	—	16,559
Equity in earnings of subsidiaries	3,456	—	—	(3,456)	—
Net (loss) income	(1,981)	1,870	1,586	(3,456)	(1,981)
Cash Flows Data:
Net cash (used in) provided by operating activities	13,288	(19)	376	—	13,645
Investing activities:
Purchase of leaseholds and equipment	(1,812)	—	—	—	(1,812)
Contingent purchase payments	(709)	—	—	—	(709)
Net cash used in investing activities	(2,521)	—	—	—	(2,521)
Financing activities:
Proceeds from long-term borrowings	—	—	332	—	332
Proceeds from senior credit facility	4,500	—	—	—	4,500
Payments on long-term borrowings	(21)	—	(33)	—	(54)
Payments on joint venture borrowings	—	—	(687)	—	(687)
Payments of debt issuance costs	(2,987)	—	—	—	(2,987)
Payments on capital leases	(1,994)	—	—	—	(1,994)
Repurchase of 15% senior subordinated second lien notes	(5,915)	—	—	—	(5,915)
Redemption of preferred stock	(2,413)	—	—	—	(2,413)
Net cash provided by financing activities	(8,830)	—	(388)	—	(9,218)
Effect of exchange rate change	—	—	411	—	411
Increase (decrease) in cash and cash equivalents	1,937	(19)	399	—	2,317

STANDARD PARKING CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

		Additions
	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Balance at End of Year

Year ended December 31, 2001:
Deducted from asset accounts
Allowance for doubtful accounts	$2,056	$—	$—	$(768)	$1,288
Year ended December 31, 2002:
Deducted from asset accounts
Allowance for doubtful accounts	1,288	473	—	(74)	1,687
Year ended December 31, 2003:
Deducted from asset accounts
Allowance for doubtful accounts	$1,687	$3,849	$—	$(2,228)	$3,308

(1)                                  Represents uncollectible account written off, net of recoveries and reversal of provision.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD PARKING CORPORATION

/s/ James A. Wilhelm
	By:	James A. Wilhelm
Director, President and Chief Executive Officer

Date: March 29, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James A. Wilhelm	Director, President and Chief Executive Officer	March 29, 2004
James A. Wilhelm	(Principal Executive Officer)

/s/ G. Marc Baumann	Executive Vice President, Chief Financial Officer, and	March 29, 2004
G. Marc Baumann	Treasurer (Principal Financial Officer)

/s/ John V. Holten	Director and Chairman	March 29, 2004
John V. Holten

/s/ Gunnar E. Klintberg	Director and Vice President	March 29, 2004
Gunnar E. Klintberg

/s/ Daniel R. Meyer	Senior Vice President, Corporate Controller and Asst.	March 29, 2004
Daniel R. Meyer	Treasurer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

4.2

Indenture governing the Company’s 14% Senior Subordinated Second Lien Notes Due 2006, dated as of January 11, 2002, by and among the Company, the Subsidiary Guarantors and Wilmington Trust Company (incorporated by reference to exhibit 4.15 of the Company’s Annual Report on Form 10-K filed for December 31, 2001).

4.3

Indenture governing the Company’s 9 1/4% Senior Subordinated Notes due 2008, dated as of March 30, 1998, by and among the Company, the Subsidiary Guarantors and State Street Bank and Trust Company (incorporated by reference to exhibit 4.1 of the Company’s Registration Statement on Form S-4, File No. 333-50437, filed on April 17, 1998).

4.3.1

Supplemental Indenture governing the Company’s 9 1/4% Senior Subordinated Notes due 2008, dated as of July 1, 2002, by and among the Company, Standard Parking Corporation IL, Tower Parking, Inc., Virginia Parking Service, Inc. and State Street Bank and Trust Company (incorporated by reference to exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q filed for September 30, 2002).

4.3.2

Supplemental Indenture governing the Company’s 9 1/4% Senior Subordinated Notes due 2008, dated as of January 11, 2002, by and among the Company, the Subsidiary Guarantors and State Street Bank and Trust Company (incorporated by reference to exhibit 4.2 of the Company’s Registration Statement on Form S-4, File No. 333-86008, filed on April 10, 2002).

4.3.3

Supplemental Indenture, dated as of September 21, 1998, among Virginia Parking Service, Inc., the Company, and State Street Bank and Trust Company (incorporated by reference to exhibit 4.5 of the Company’s Annual Report on Form 10-K filed for December 31, 1998).

4.3.4

Supplemental Indenture, dated as of July 6, 1998, among S&S Parking, Inc., Century Parking, Inc., Sentry Parking Corporation, the Company, and State Street Bank and Trust Company (incorporated by reference to exhibit 4.6 of the Company’s Annual Report on Form 10-K filed for December 31, 1998).

10.1

Second Amended and Restated Credit Agreement dated as of August 28, 2003 by and among the Company, the Lenders and LaSalle Bank National Association (incorporated by reference to exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed for September 30, 2003).

10.1.1*	First Amendment to Second Amended and Restated Credit Agreement dated as of March 11, 2004 by and among the Company, the Lenders and LaSalle Bank National Association.
10.2

Stockholders Agreement, dated as of March 30, 1998, by and among Dosher Partners, L.P. and SP Associates, Holberg Industries, Inc., AP Holdings and the Company (incorporated by reference to exhibit 10.3 of the Company’s Registration Statement on Form S-4/A, File No. 333-50437, filed on June 9, 1998).

10.2.1

Amendment to Stockholders Agreement, dated as of December 29, 2000 by and among Dosher Partners L.P., SP Associates, Holberg Industries, Inc., AP Holdings, Waverly Partners, L.P. and the Company (incorporated by reference to exhibit 3.3 of the Company’s Form 10-K filed for December 31, 2001).

10.3

Employment Agreement, dated as of March 30, 1998 between the Company and Myron C. Warshauer (incorporated by reference to exhibit 10.6 of the Company’s Registration Statement on Form S-4, File No. 333-50437, filed on April 17, 1998).

10.4

Executive Employment Agreement, dated as of December 11, 1995 between the Company and Herbert W. Anderson (incorporated by reference to exhibit 10.10 of the Company’s Registration Statement on Form S-4, File No. 333-50437, filed on April 17, 1998).

10.5

Employment Agreement, dated as of March 26, 1998 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.12 of the Company’s Registration Statement on Form S-4, File No. 333-50437, filed on April 17, 1998).

10.5.1

Amendment to Employment Agreement, dated as of June 19, 2000 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.5.1 of the Company’s Registration Statement on Form S-1, File No. 333-112652 filed on February 10, 2004)

10.5.2

Second Amendment to Employment Agreement, dated as of December 6, 2000, between the Company and Michael K. Wolf, (incorporated by reference to exhibit 10.22 to the Company’s Annual Report on Form 10-K filed for December 31, 2000).

10.5.3

Third Amendment to Employment Agreement, dated April 1, 2002 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.19.3 to the Company’s Annual Report on Form 10-K filed for December 31, 2002).

10.5.4

Fourth Amendment to Employment Agreement, dated December 31, 2003 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.5.4 of the Company’s Registration Statement on Form S-1, File No. 333-112652 filed on February 10, 2004).

10.6

Executive Employment Agreement, including Deferred Compensation Agreement, dated as of August 1, 1999 between Company and James A. Wilhelm (incorporated by reference to exhibit 10.14 of the Company’s Annual Report of Form 10-K filed for December 31, 1999).

10.6.1

First Amendment to Executive Employment Agreement, dated as of April 25, 2001 between the Company and James A. Wilhelm (incorporated by reference to exhibit 10.20.1 to the Company’s Annual Report on Form 10-K filed for December 31, 2002).

10.6.2

Second Amendment to Employment Agreement, dated as of October 19, 2001 between the Company and James A. Wilhelm (incorporated by reference to exhibit 10.33 of the Company’s Annual Report on Form 10-K filed for December 31, 2001).

10.6.3

Third Amendment to Executive Employment Agreement, dated as of January 31, 2002 between the Company and James A. Wilhelm (incorporated by reference to exhibit 10.34 of the Company’s Annual Report on Form 10-K filed for December 31, 2001).

10.6.4

Fourth Amendment to Executive Employment Agreement, dated as of April 1, 2003 between the Company and James A. Wilhelm (incorporated by reference to exhibit 10.6.4 of the Company’s Registration Statement on Form S-1, File No. 333-112652 filed on February 10, 2004).

10.7	Employment Agreement, dated May 18, 1998 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.24 of the Company’s Annual Report on Form 10-K filed for December 31, 2001).
10.7.1

First Amendment to Employment Agreement, dated as of November 7, 2001 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.25 of the Company’s Annual Report on Form 10-K filed for December 31, 2001).

10.7.2

Second Amendment to Employment Agreement, dated as of August 1, 2003 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.7.2 of the Company’s Registration Statement on Form S-1, File No. 333-112652 filed on February 10, 2004).

10.8

Amended and Restated Executive Employment Agreement, dated as of December 1, 2002 between the Company and John Ricchiuto (incorporated by reference to exhibit 10.22.2 of the Company’s Annual Report on Form 10-K filed for December 31, 2002).

10.9	Employment Agreement between the Company and Steven A. Warshauer (incorporated by reference to exhibit 10.17 to the Company’s Annual Report on Form 10-K filed for December 31, 1999).
10.9.1

First Amendment to Employment Agreement, dated as of June 1, 2002 between the Company and Steven A. Warshauer (incorporated by reference to exhibit 10.23.1 to the Company’s Annual Report on Form 10-K filed for December 31, 2002).

10.10	Employment Agreement, dated as of August 1, 1999 between the Company and Edward E. Simmons.
10.11	Amended and Restated Employment Agreement between the Company and G. Marc Baumann (incorporated by reference to exhibit 10.27 to the Company’s Annual Report on Form 10-K filed for December 31, 2001).
10.13

Consulting Agreement, dated as of March 30, 1998 between the Company and Sidney Warshauer (incorporated by reference to exhibit 10.15 of the Company’s Registration Statement on Form S-4, File No. 333-50437, filed on April 17, 1998).

10.14

Consulting Agreement, dated as of October 16, 2001 between the Company and Shoreline Enterprises, LLC (incorporated by reference to exhibit 10.36 of the Company’s Annual Report on Form 10-K filed for December 31, 2001).

10.15

Stock Option Agreement, dated as of March 30, 1998 by and between the Company and Myron C. Warshauer (incorporated by reference to exhibit 10.32 of the Company’s Annual Report on Form 10-K filed for December 31, 2001).

10.16

Consulting Engagement Agreement dated January 11, 2002 between the Company and AP Holdings (incorporated by reference to exhibit 10.35 of the Company’s Annual Report on Form 10-K filed for December 31, 2001).

10.17

Executive Parking Management Agreement, dated as of May 1, 1998 by and among the Company, D&E Parking, Edward E. Simmons and Dale G. Stark (incorporated by reference to exhibit 10.32 of the Company’s Annual Report on Form 10-K filed for December 31, 2002).

10.17.1

First Amendment to Executive Parking Management Agreement, dated as of August 1, 1999 by and among the Company, D&E Parking, Edward E. Simmons and Dale G. Stark (incorporated by reference to exhibit 10.32.1 to the Company’s Annual Report on Form 10-K filed for December 31, 2002).

10.18

Management Agreement dated September 19, 2000 between the Company and Circle Line Sightseeing Yachts, Inc. (incorporated by reference to exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed for June 30, 2003).

10.18.1

First Amendment dated June 9, 2003 to the Management Agreement between the Company and Circle Line Sightseeing Yachts, Inc. (incorporated by reference to exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed for June 30, 2003)

10.19

Property Management Agreement, dated as of September 1, 2003 between the Company and Paxton Plaza, LLC (incorporated by reference to exhibit 10.19 of the Company’s Registration Statement on Form S-1, File No. 333-112652 filed on February 10, 2004).

10.20

Property Management Agreement, dated as of September 1, 2003 between the Company and Infinity Equities, LLC (incorporated by reference to exhibit 10.20 of the Company’s Registration Statement on Form S-1, File No. 333-112652 filed on February 10, 2004).

10.21

Agreement of Lease, dated as of June 4, 1998 between the Company and LaSalle National Bank, as successor trustee to LaSalle National Trust, N.A. as successor trustee to LaSalle National Bank. (incorporated by reference to exhibit 10.21 of the Company’s Registration Statement on Form S-1, File No. 333-112652 filed on February 10, 2004).

10.21.1

First Amendment to Agreement of Lease, dated as of May 1, 1999 between the Company and LaSalle National Bank, as successor trustee to LaSalle National Trust, N.A. as successor trustee to LaSalle National Bank (incorporated by reference to exhibit 10.21.1 of the Company’s Registration Statement on Form S-1, File No. 333-112652).

10.21.2

Second Amendment to Agreement of Lease, dated as of July 27, 2000 between the Company and LaSalle National Bank, as successor trustee to LaSalle National Trust, N.A. as successor trustee to LaSalle National Bank (incorporated by reference to exhibit 10.21.2 of the Company’s Registration Statement on Form S-1, File No. 333-112652 filed on February 10, 2004).

10.21.3

Third Amendment to Agreement of Lease, dated as of September 11, 2003 between the Company and LaSalle National Bank, as successor trustee to LaSalle National Trust, N.A. as successor trustee to LaSalle National Bank (incorporated by reference to exhibit 10.21.3 of the Company’s Registration Statement on Form S-1, File No. 333-112652 filed on February 10, 2004).

10.22

Exchange and Amendment Agreement dated November 20, 2001 by and among the Company and Fiducia Ltd. (incorporated by reference to exhibit 10.30 of the Company’s Annual Report on Form 10-K filed for December 31, 2001).

14.1	Code of Ethics (incorporated by reference to exhibit 14.1 of the Company’s Annual Report on Form 10-K for December 31, 2002).
21.1	Subsidiaries of the Company (incorporated by reference to exhibit 21.1 of the Company’s Registration Statement on Form S-1, File No. 333-112652 filed on February 10, 2004).
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by James A. Wilhelm.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by G. Marc Baumann.
31.3*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Daniel R. Meyer.
32.0*	Certification pursuant to 18 U.S.C. Section 1350 by James A. Wilhelm, G. Marc Baumann and Daniel R. Meyer.

*                                         Filed herewith.