Form 10-Q
period 2004-03-31
STANDARD PARKING CORP
filed 2004-05-06
CIK 1059262

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

        As of April 30, 2004, there were outstanding 31.3 shares of the issuer's common stock.

STANDARD PARKING CORPORATION
FORM 10-Q INDEX

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share data)

	December 31, 2003	March 31, 2004
	(see Note)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,470	$7,658
Notes and accounts receivable, net	30,923	32,191
Prepaid expenses and supplies	1,436	1,558

Total current assets	40,829	41,407
Leaseholds and equipment, net	15,959	14,928
Long-term receivables, net	5,431	6,700
Advances and deposits	2,090	2,016
Goodwill	117,390	117,505
Intangible and other assets, net	7,886	7,425

Total assets	$189,585	$189,981

LIABILITIES AND COMMON STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$24,971	$29,893
Accrued and other current liabilities	22,261	22,198
Current portion of long-term borrowings	2,840	2,790

Total current liabilities	50,072	54,881
Long-term borrowings, excluding current portion	158,239	154,559
Other long-term liabilities	19,776	18,961
Convertible redeemable preferred stock, series D	56,399	58,937
Redeemable preferred stock, series C	60,389	62,049
Common stock subject to put/call rights; 5.01 shares issued and outstanding	10,712	11,027
Common stockholders' deficit:
Common stock, par value $1.00 per share; 3,000 shares authorized; 26.3 shares issued and outstanding	1	1
Additional paid-in capital	15,222	15,222
Accumulated other comprehensive income	(233)	(226)
Accumulated deficit	(180,992)	(185,430)

Total common stockholders' deficit	(166,002)	(170,433)

Total liabilities and common stockholders' deficit	$189,585	$189,981

Note:
The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See Notes to Condensed Consolidated Financial Statements.

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for share and per share data, unaudited)

	Three Months Ended
	March 31, 2003	March 31, 2004
Parking services revenue:
Lease contracts	$35,674	$35,121
Management contracts	17,969	20,873
Reimbursement of management contract expense	76,813	87,721

Total revenue	130,456	143,715
Cost of parking services:
Lease contracts	32,818	32,424
Management contracts	6,696	8,119
Reimbursed management contract expense	76,813	87,721

Total cost of parking services	116,327	128,264
Gross profit:
Lease contracts	2,856	2,697
Management contracts	11,273	12,754

Total gross profit	14,129	15,451
General and administrative expenses	8,111	8,483
Special charges	97	—
Depreciation and amortization	1,890	1,586
Management fee-parent company	750	750

Operating income	3,281	4,632
Interest expense (income):
Interest expense	4,043	4,375
Interest income	(42)	(93)

	4,001	4,282
(Loss) income before minority interest and income taxes	(720)	350
Minority interest expense	65	97
Income tax expense	178	178

Net (loss) income	(963)	75
Preferred stock dividends	3,688	4,198
Increase in value of common stock subject to put/call rights	243	315

Net loss attributable to common stockholders	$(4,894)	$(4,438)

See Notes to Condensed Consolidated Financial Statements.

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except for share and per share data, unaudited)

	Three Months Ended
	March 31, 2003	March 31, 2004
Operating activities:
Net (loss) income	$(963)	$75
Adjustments to reconcile net (loss) income to net cash provided by operations:
Depreciation and amortization	1,890	1,586
Non-cash interest expense	311	632
(Reversal) provision for losses on accounts receivable	(151)	73
Change in operating assets and liabilities	13,267	1,048

Net cash provided by operating activities	14,354	3,414
Investing activities:
Purchase of leaseholds and equipment	(39)	(175)
Contingent purchase payments	(118)	(157)

Net cash used in investing activities	(157)	(332)
Financing activities:
Payments on senior credit facility	(12,300)	(3,200)
Payments on long-term borrowings	(18)	(37)
Payments on joint venture borrowings	(181)	(133)
Payments of debt issuance costs	(330)	—
Payments on capital leases	(619)	(531)

Net cash used in financing activities	(13,448)	(3,901)
Effect of exchange rate changes on cash and cash equivalents	250	7

Increase (decrease) in cash and cash equivalents	999	(812)
Cash and cash equivalents at beginning of period	6,153	8,470

Cash and cash equivalents at end of period	$7,152	$7,658

Supplemental disclosures:
Cash paid during the period for:
Interest	$3,183	$3,431
Income taxes	271	27
Supplemental disclosures of non-cash activity:
Debt issued for capital lease obligation	$73	$357
Issuance of 14% senior subordinated second lien notes	615	574

See Notes to Condensed Consolidated Financial Statements.

STANDARD PARKING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except for share and per share data, unaudited)

1.     Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of Standard Parking Corporation ("Standard" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

        In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the financial position and results of operations have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that might be expected for any other interim period or the fiscal year ending December 31, 2004. The financial statements presented in this report should be read in conjunction with the consolidated financial statements and footnotes thereto included in our 2003 Annual Report on Form 10-K filed March 29, 2004.

        Certain reclassifications have been made to the 2003 financial information to conform to the 2004 presentation.

2.     Recently Issued Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities—An Interpretation of Accounting Research Bulletin ("ARB") No. 51." This interpretation provides guidance on how to identify variable interest entities and how to determine whether or not those entities should be consolidated. FIN 46 applies to variable interest entities created after January 31, 2003. FIN 46 also applies in the first fiscal quarter or interim period ending after December 15, 2003, in which a company holds a variable interest in an entity that it acquired before February 1, 2003. On January 1, 2004, we adopted FIN 46. The adoption of FIN 46 did not have an impact on our results of operations or financial position.

        In May 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with SFAS No. 150, a financial instrument that embodies an obligation for the issuer is required to be classified as a liability and the dividends previously classified as charges to equity must be recorded as an expense in the statement of operations. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. For purposes of the effective date of SFAS No. 150, we are considered a non-public entity. For nonpublic entities, mandatorily redeemable financial instruments are subject to the provisions of SFAS No. 150 for the first fiscal period beginning after December 15, 2003. On January 1, 2004, we adopted SFAS No. 150. The adoption of SFAS No. 150 did not have an impact on our results of operations or financial position.

3.     Goodwill and Intangible Assets

        On January 1, 2002, we adopted SFAS No. 142, which eliminates the amortization of goodwill and requires that the goodwill be tested for impairment. Impairment tests of goodwill made during the period ended March 31, 2004 did not require adjustment to the carrying value of our goodwill. As of March 31, 2003 and 2004, our definite lived intangible assets of $2,673 and $2,115, respectively, net of accumulated amortization of $3,385 and $3,689, respectively, which primarily consist of non-compete agreements, continue to be amortized over their useful lives.

        The change in the carrying amount of goodwill is summarized as follows:

Beginning balance at December 31, 2003	$117,390
Effect of foreign currency translation	(42)
Contingency payments related to prior acquisitions	157

Ending balance at March 31, 2004	$117,505

        Amortization expense for intangible assets during the three months ended March 31, 2004 was $149. Estimated amortization expense for 2004 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense
2004	$595
2005	572
2006	516
2007	516
2008	141
2009	16

4.     Bradley Airport Contract

        Long-term receivables, net, consist of the following:

	Amount Outstanding
	December 31, 2003	March 31, 2004
Bradley International Airport
Guarantor payments	$4,471	$5,694
Other Bradley related	2,611	2,657
Valuation allowance	(2,650)	(2,650)

Net amount related to Bradley	4,432	5,701
Other long-term receivables	999	999

Total long-term receivables	$5,431	$6,700

        We are the lessee under a 25-year lease with the State of Connecticut that expires on April 6, 2025, under which we lease the surface parking and 3,500 garage parking spaces at Bradley International Airport located in the Hartford, Connecticut metropolitan area. The parking garage was financed on April 6, 2000 through the issuance of $47.7 million of State of Connecticut special facility revenue bonds. The Bradley lease provides that we deposit with a trustee for the bondholders all gross revenues collected from operations of the surface and garage parking, and from these gross revenues, the trustee pays debt service on the special facility revenue bonds, operating and capital maintenance expenses of the surface and garage parking facilities and specific annual guaranteed minimum payments to the State. Principal and interest on the Bradley special facility revenue bonds increases from approximately $3.6 million in lease year 2002 to approximately $4.5 million in lease year 2025. Our annual guaranteed minimum payments to the State increase from approximately $8.3 million in lease year 2002 to approximately $13.2 million in lease year 2024.

        To the extent that monthly gross receipts are not sufficient for the trustee to make the required payments we are obligated, pursuant to our guaranty agreement, to deliver the deficiency amount to the trustee within three business days of notice. We are responsible for these deficiency payments regardless of the amount of utilization for the Bradley parking facilities. We made payments of $3.3 million in the year ended December 31, 2003 and $1.2 million in the period ended March 31, 2004, to cover these deficiency payments.

        We recorded $2.7 million as a valuation allowance related to long-term receivables for the year ended December 31, 2003, in an amount sufficient to cover all net receivables related to Bradley Airport, other than the guarantor payments. There was no additional allowance recorded in the period ended March 31, 2004. It is anticipated that we will continue to reflect a valuation allowance against these receivables until the collectibility in the short term is readily apparent.

5.     Special Charges

        Included in "Special Charges" in the accompanying condensed consolidated statements of operations are the following:

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2004
Cost associated with prior year terminated locations	$56	$—
Parent company expenses	41	—

	$97	$—

        The 2003 special charges relate primarily to costs associated with prior year terminated contracts. There were no special charges incurred for the period ended March 31, 2004.

6.     Exchange and Recapitalization

        On January 11, 2002, Standard completed an unregistered exchange and recapitalization of a portion of its 9 1/4% Notes. Standard received gross cash proceeds of $20.0 million and retired $91.1 million of 9 1/4% Notes. In exchange, Standard issued $59.3 million of 14% Notes and 3,500 shares of 18% Senior Convertible Redeemable Series D Preferred Stock (Series D Preferred Stock), with a face value of $35.0 million which are redeemable at the option of the holder on or after June 15, 2008. In conjunction with the exchange, the Company repaid $9.5 million of indebtedness under the Senior Credit Facility, paid $2.7 million in accrued interest relating to the $91.1 million of the 9 1/4% Senior Subordinated Notes due 2008 that were tendered, $9.7 million (including $1.3 million capitalized as debt issuance costs related to the amended and restated senior credit facility) in fees and expenses related to the exchange, which included a $3.0 million transaction advisory fee to AP Holdings, Inc.

("AP Holdings"), Standard's parent company, and a repurchase of $1.5 million of redeemable preferred stock held by AP Holdings. The fees and expenses of $9.7 million related to the exchange and the amended and restated senior credit facility were provided for in the period ended December 31, 2001. The Company repurchased $0.1 million of redeemable preferred stock held by AP Holdings on February 20, 2002, $0.9 million on June 17, 2002 and $2.4 million on September 9, 2003.

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

        The exchange offer and recapitalization were accounted for as a "modification of terms" type of troubled debt restructuring as prescribed by FASB Statement No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings ("FAS 15"). Under FAS 15, an effective reduction in principal or accrued interest does not result in the debtor recording a gain as long as the future contractual payments (principal and interest combined) under the restructured debt or redeemable preferred stock issued (including dividends), are more than the carrying amount of the debt before the restructuring. In those circumstances, the carrying amount of the original debt or investment is not adjusted, and the effects of any changes are reflected in future periods as a reduction in interest expense. The effective interest rate is the discount rate that equates the present value of the future cash payments specified by the new terms with the unadjusted carrying amount of the debt.

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

        On April 10, 2002, the Company filed a registration statement to offer to exchange up to $59.3 million in aggregate principal amount of its registered 14% Notes (including unregistered notes paid as interest on unregistered notes). The registration statement, was declared effective by the Securities and Exchange Commission on June 28, 2002. The prospectus was supplemented on July 8, 2002 to increase the maximum amount of notes subject to the exchange to $60.3 million, thereby covering the notes issued as interest paid in kind on June 15, 2002. In connection with the exchange offer, which expired on August 9, 2002, all outstanding unregistered 14% Notes were exchanged for registered 14% Notes with substantially identical terms effective August 16, 2002.

7.     Borrowing Arrangements

        Long-term borrowings, in order of preference, consist of:

			Amount Outstanding (in thousands)
	Interest Rate(s)	Due Date	December 31, 2003	March 31, 2004
Senior Credit Facility	Various	June 2006	$36,100	$32,900
Senior Subordinated Second Lien Notes	14.00%	December 2006	57,455	58,029
Senior Subordinated Notes	9 1/4%	March 2008	48,877	48,877
Carrying value in excess of principal	Various	Various	10,155	9,437
Joint venture debentures	11.00-15.00%	Various	1,863	1,730
Capital lease obligations	Various	Various	4,418	4,201
Obligations on Seller notes and other	Various	Various	2,211	2,175

			161,079	157,349
Less current portion			2,840	2,790

			$158,239	$154,559

        The 14% Senior Subordinated Second Lien Notes ("14% Notes") were issued in August 2002 and are due in December 2006. The Notes are registered with the Securities and Exchange Commission. Interest accrues at the rate of 14% per annum and is payable semi-annually in a combination of cash and additional registered notes (the "PIK Notes"), in arrears on June 15 and December 15, commencing on June 15, 2002. Interest in the amount of 10% per annum is paid in cash, and interest in the amount of 4% per annum is paid in PIK Notes. We make each interest payment to the Holders of record on the immediately preceding June 1 and December 1. PIK Notes are issued in denominations of $100 principal amount and integral multiples of $100. The amount of PIK Notes issued is rounded down to the nearest $100 with any fractional amount refunded to the holder as cash.

        The 9 1/4% Senior Subordinated Notes (the "9 1/4% Notes") were issued in September of 1998 and are due in March of 2008. The Notes are registered with the Securities and Exchange Commission.

        A rollforward schedule of the 14% Notes, 9 1/4% Notes and Carrying value in excess of principal is as follows:

	Senior subordinated second lien 14% notes	Senior subordinated 9 1/4% notes	Carrying value in excess of principal
Balance at December 31, 2003	$57,455	$48,877	$10,155
Amortization of carrying value	—	—	(718)
PIK notes issued and accrued	574	—	—

Balance at March 31, 2004	$58,029	$48,877	$9,437

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

        The revolving credit facility bears interest, at our option, at either LIBOR plus 4.50% or an adjusted base rate plus 2.25%. The term loan bears interest equal to the rate publicly announced from time to time by LaSalle Bank as its "prime rate," which cannot be less than 4.25% per annum, plus 6.75%. Accrued term loan interest is payable monthly in arrears. Pursuant to the terms of the credit agreement, we have elected to defer the cash payment of 3% per annum of term loan interest. The deferred amount, together with accrued interest thereon, is payable upon maturity of the term loan.

        The senior credit facility includes covenants that limit our ability to incur additional indebtedness, issue preferred stock or pay dividends and contains certain other restrictions on our activities. It is secured by substantially all of our existing and future domestic guarantor subsidiaries' existing and after-acquired assets, including a pledge of 100% of the stock of our existing and future domestic guarantor subsidiaries and 65% of the stock of our existing and future foreign subsidiaries, by a first priority pledge of all of our common stock owned by AP Holdings and by all other existing and after-acquired property of AP Holdings.

        If we identify investment opportunities requiring cash in excess of our cash flows and existing cash, we may borrow under our senior credit facility.

        At March 31, 2004 borrowings against the senior credit facility aggregated $32.9 million. In addition, there were $21.4 million of letters of credit outstanding, resulting in $10.7 million availability under the senior credit facility.

        The 9 1/4% Notes, 14% Notes and senior credit facility contain covenants that limit Standard from incurring additional indebtedness and issuing preferred stock, restrict dividend payments, limit transactions with affiliates and restrict certain other transactions. Substantially all of Standard's net assets are restricted under these provisions and covenants (See Note 9).

        Consolidated joint ventures have entered into four agreements for stand-alone development projects providing nonrecourse funding. These joint venture debentures are collateralized by the specific contracts that were funded and approximate the net book value of the related assets.

        We have entered into various financing agreements, which were used for the purchase of equipment.

8.     Redeemable Preferred Stock

        In connection with the acquisition of the former Standard Parking and its affiliates on March 30, 1998, the Company received $40.7 million from AP Holdings in exchange for $70.0 million face amount of 11 1/4% Redeemable Preferred Stock (the "Series C preferred stock"). Cumulative preferred dividends are payable semi-annually at the rate of 11 1/4%. Any semi-annual dividend not declared or paid in cash automatically increases the liquidation preference of the stock by the amount of the unpaid dividend. We are required to redeem Series C preferred stock at the election of a holder of Series C preferred stock at any time after AP Holdings, Inc. redeems or is required to repurchase, pursuant to the terms of the Indenture, dated as of March 30, 1998, by and between AP Holdings, Inc. and State Street Bank and Trust Company, any of its 11 1/4% Senior Discount Notes Due 2008.

        The Series C preferred stock has an initial liquidation preference equal to $1,000,000 per share or $40.7 million in the aggregate. The Series C Preferred stock accrues dividends on a cumulative basis at 11 1/4% per year. At March 31, 2004, dividends in arrears were $35.2 million with a per share valuation of $1,945,085. Conversion may be fixed by resolution of the Board of Directors and the shares have no voting rights except as to alterations or changes that may adversely affect the holders of the Series C Preferred stock.

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

	Series C preferred stock 11 1/4% For the period ended
	December 31, 2003		March 31, 2004
	Shares	Value	Shares	Value
Beginning balance	33.2194	$56,347	31.9004	$60,389
Redemptions	(1.319)	(2,413)	—	—
Dividends accumulated	—	6,455	—	1,660

Ending balance	31.9004	$60,389	31.9004	$62,049

        On January 11, 2002, the Company, in connection with our recapitalization, issued 3,500 shares of the 18% Senior Convertible Redeemable Series D Preferred Stock (the "Series D Preferred") to Fiducia, Ltd. which has an initial liquidation preference equal to $10,000 per share or $35.0 million in the aggregate. The Series D Preferred stock accrues dividends on a cumulative basis at 18% per year. At March 31, 2004, dividends in arrears were $18.9 million with a per share valuation of $14,734. Conversion is upon occurrence of an IPO at a rate related to the IPO price and the shares have no voting rights except as to creation of any class or series of shares ranking senior to the Series D preferred stock. We are required to redeem Series D Preferred Stock at the election of the holder any time on or after June 15, 2008. The number of shares of Series D preferred stock authorized for issuance is 17,500.

        On March 11, 2002, we exchanged with the parent company $8.8 million of Series C preferred stock for $5.0 million of Series D preferred stock.

	Series D preferred stock 18% For the period ended
	December 31, 2003		March 31, 2004
	Shares	Value	Shares	Value
Beginning balance	4,000	$47,224	4,000	$56,399
Dividends accumulated	—	9,175	—	2,538

Ending balance	4,000	$56,399	4,000	$58,937

9.     Subsidiary Guarantors

        Substantially all of our direct or indirect wholly owned active domestic subsidiaries, fully, unconditionally, jointly and severally guarantee the senior credit facility, the 14% Notes and the 9 1/4% Notes discussed in Note 7. Separate financial statements of the guarantor subsidiaries are not separately presented because, in the opinion of management, such financial statements are not material to investors. The non-guarantor subsidiaries include joint ventures, wholly owned subsidiaries of our Company organized under the laws of foreign jurisdictions and inactive subsidiaries, all of which are included in the consolidated financial statements. The following is summarized combining financial information for the guarantor and non-guarantor subsidiaries of our Company:

	Standard	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Balance Sheet Data:
December 31, 2003
Cash and cash equivalents	$6,660	$78	$1,732	—	$8,470
Notes and accounts receivable	25,889	542	4,492	—	30,923
Current assets	33,970	620	6,239	—	40,829
Leaseholds and equipment, net	13,518	381	2,060	—	15,959
Goodwill	110,032	3,545	3,813	—	117,390
Investment in subsidiaries	8,573	—	—	(8,573)	—
Total assets	180,878	4,665	12,615	(8,573)	189,585
Accounts payable	23,201	321	1,449	—	24,971
Current liabilities	43,948	984	5,140	—	50,072
Long-term borrowings, excluding current portion	156,325	20	1,894	—	158,239
Convertible redeemable preferred stock, series D	56,399	—	—	—	56,399
Redeemable preferred stock, Series C	60,389	—	—	—	60,389
Common stock subject to put/call rights	10,712	—	—	—	10,712
Total common stockholders' (deficit) equity	(166,002)	3,661	4,912	(8,573)	(166,002)
Total liabilities and common stockholders' equity (deficit)	180,878	4,665	12,615	(8,573)	189,585
March 31, 2004
Cash and cash equivalents	$5,713	$149	$1,796	$—	$7,658
Notes and accounts receivable	25,904	357	5,930	—	32,191
Current assets	33,148	506	7,753	—	41,407
Leaseholds and equipment, net	12,733	346	1,849	—	14,928
Goodwill	110,164	3,571	3,770	—	117,505
Investment in subsidiaries	27,562	—	—	(27,562)	—
Total assets	199,180	4,524	13,839	(27,562)	189,981
Accounts payable	26,830	396	2,667	—	29,893
Current liabilities	46,953	1,132	6,796	—	54,881
Long-term borrowings, excluding current portion	152,853	18	1,688	—	154,559
Convertible redeemable preferred stock, series D	58,937	—	—	—	58,937
Redeemable preferred stock, series C	62,049	—	—	—	62,049

Common stock subject to put/call rights	11,027	—	—	—	11,027
Total common stockholders' (deficit) equity	(178,501)	3,374	4,694	—	(170,433)
Total liabilities and common stockholders' equity (deficit)	199,180	4,524	13,839	(27,562)	189,981
Income Statement Data:
Three Months Ended March 31, 2003
Parking services revenue	$109,396	$17,657	$3,403	$—	$130,456
Cost of parking services	99,857	13,952	2,518	—	116,327
General and administrative expenses	798	6,993	320	—	8,111
Special charges	64	—	33	—	97
Depreciation and amortization	1,221	471	198	—	1,890
Management fee—parent company	750	—	—	—	750
Operating income (loss)	6,706	(3,759)	334	—	3,281
Interest expense (income), net	3,945	(11)	67	—	4,001
Equity in earnings of subsidiaries	(3,652)	—	—	3,652	—
Net (loss) income	(963)	(3,759)	107	3,652	(963)
Three Months Ended March 31, 2004
Parking services revenue	$134,233	$5,542	$3,940	$—	$143,715
Cost of parking services	120,468	5,063	2,733	—	128,264
General and administrative expenses	8,305	—	178	—	8,483
Special charges	—	—	—	—	—
Depreciation and amortization	1,364	54	168	—	1,586
Management fee—parent company	750	—	—	—	750
Operating income (loss)	3,346	425	861	—	4,632
Interest expense (income), net	4,247	—	35	—	4,282
Equity in earnings of subsidiaries	1,076	—	—	(1,076)	—
Net income (loss)	75	425	651	(1,076)	75
Cash Flow Data:
Three Months Ended March 31, 2003
Net cash provided by operating activities	$13,985	$56	$313	$—	$14,354
Investing activities:
Purchase of leaseholds and equipment	(38)	—	(1)	—	(39)
Contingent purchase payments	(118)	—	—	—	(118)
Net cash used in investing activities	(156)	—	(1)	—	(157)
Financing activities:
Payments on long-term borrowings	(12,318)	—	—	—	(12,318)
Payments on joint venture borrowings	(181)	—	—	—	(181)
Payments of debt issuance costs	(330)	—	—	—	(330)
Payments on capital leases	(619)	—	—	—	(619)

Net cash used in financing activities	(13,448)	—	—	—	(13,448)
Effect of exchange rate changes	250	—	—	—	250
Increase in cash and cash equivalents	631	56	312	—	999
Three Months Ended March 31, 2004
Net cash provided by operating activities	$3,134	$71	$209	$—	$3,414
Investing activities:
Purchase of leaseholds and equipment	(175)	—	—	—	(175)
Contingent purchase payments	(157)	—	—	—	(157)
Net cash used in investing activities	(332)	—	—	—	(332)
Financing activities:
Payments on long-term borrowings	(3,218)	—	(19)	—	(3,237)
Payments on joint venture borrowings	—	—	(133)	—	(133)
Payments on capital leases	(531)	—	—	—	(531)
Net cash used in financing activities	(3,749)	—	(152)	—	(3,901)
Effect of exchange rate changes	—	—	7	—	7
(Decrease) increase in cash and cash equivalents	(947)	71	64	—	(812)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion will assist in understanding our financial position and results of operations. The information below should be read in conjunction with the consolidated financial statements, the related notes to the consolidated financial statements and our Form 10-K for the year ended December 31, 2003.

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

        We continue to be subject to certain factors that could cause our results to differ materially from expected and historical results (see the "Risk Factors" set forth in our 2003 Form 10-K filed on March 29, 2004).

Overview

Our Business

        We manage parking facilities in urban markets and at airports across the United States and in three Canadian provinces. We do not own any facilities, but instead enter into contractual relationships with property owners or managers.

        We operate our clients' parking properties through two types of arrangements: management contracts and leases. Under a management contract, we typically receive a base monthly fee for managing the facility, and we may also receive an incentive fee based on the achievement of facility performance objectives. We also receive fees for ancillary services. Typically, all of the underlying revenues and expenses under a standard management contract flow through to our clients rather than to us. However, some management contracts, which are referred to as "reverse" management contracts, usually provide for larger management fees and require us to pay various costs. Under lease arrangements, we generally pay to the property owner either a fixed annual rent, a percentage of gross customer collections, or a combination thereof. We collect all revenues under lease arrangements and we are responsible for most operating expenses, but we are typically not responsible for major maintenance, capital expenditures or real estate taxes. Margins for lease contracts vary significantly, not only due to operating performance, but also due to variability of parking rates in different cities and varying space utilization by parking facility type and location. As of March 31, 2004, we operated 84% of our locations under management contracts and 16% under leases.

        In evaluating our financial condition and operating performance, management's primary focus is on our gross profit, total general and administrative expense and general and administrative expense as a percentage of our gross profit. Although the underlying economics to us of management contracts and leases are similar, the manner in which we are required to account for them differs. Revenue from leases includes all gross customer collections derived from our leased locations (net of parking tax), whereas revenue from management contracts only includes our contractually agreed upon management fees and amounts attributable to ancillary services. Gross customer collections at facilities under management contracts, therefore, are not included in our revenue. Accordingly, while our revenue can fluctuate simply based on the proportion of leases to management contracts, our gross profit will not fluctuate merely because of the structure of our operating agreements. For example, as of March 31, 2004, 84% of our locations were operated under management contracts and 83% of our gross profit for the period ended March 31, 2004 was derived from management contracts. Only 37% of total revenue (excluding reimbursement of management contract expenses), however, was from management contracts because under those contracts the revenue collected from parking customers belongs to our clients. Therefore, gross profit and total general and administrative expense, rather than revenue, are management's primary focus.

Our Planned Public Offering

        On February 10, 2004, we filed a Form S-1 registration statement with the U.S. Securities and Exchange Commission to register an offering of our common stock. We intend to complete this offering during the second quarter of 2004, depending on market conditions and other factors, although we cannot assure you that the offering will be completed in the second quarter or at all.

        We have received proposals for a new secured senior credit facility to be entered into in connection with our planned initial public offering. We anticipate completing definitive documentation for the proposed new senior credit facility so that it would be in place at the closing of the proposed initial offering.

Summary of Operating Facilities

        We focus our operations in core markets where a concentration of locations improves customer service levels and operating margins. The following table reflects our facilities operated at the end of the periods indicated:

	March 31, 2003	December 31, 2003	March 31, 2004
Managed facilities	1,584	1,575	1,600
Leased facilities	295	295	299

Total facilities	1,879	1,870	1,899

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

  •
  Parking services revenue—management contracts.    Management contract revenue consists of management fees, including both fixed and performance-based fees, and amounts attributable to ancillary services such as accounting, equipment leasing, payments received for exercising termination rights, consulting, insurance and other value-added services with respect to managed locations. We believe we generally purchase required insurance at lower rates than our clients can obtain on their own because we effectively self-insure for all liability and worker's compensation claims by maintaining a large per-claim deductible. As a result, we have generated operating income on the insurance provided under our management contracts by focusing on our risk management efforts and controlling losses. Management contract revenues do not include gross customer collections at the managed locations as this revenue belongs to the property owner rather than to us. Management contracts generally provide us with a management fee regardless of the operating performance of the underlying facility.

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

Management Fee

        Since 2002, we have had a management agreement with AP Holdings, Inc. that provides for periodic payment of management fees totaling $3.0 million per year.

Results of Operations

Three Months ended March 31, 2004 Compared to Three Months ended March 31, 2003

        Parking services revenue—lease contracts.    Lease contract revenue decreased $0.6 million, or 1.6%, to $35.1 million in the first quarter of 2004, compared to $35.7 million in the first quarter of 2003. The majority of this decrease resulted from the reduction of several large lease locations through contract expirations, conversions to management contracts and general economic conditions, which were not fully offset by the net addition of four lease contracts.

        Parking services revenue—management contracts.    Management contract revenue increased $2.9 million, or 16.2%, to $20.9 million in the first quarter of 2004 compared to $18.0 million in the first quarter of 2003. This increase resulted from the net increase of 25 contracts, the impact of increased revenue from insurance and other ancillary services and conversions from lease contracts.

        Reimbursement of management contract expense.    Reimbursement of management contract expenses increased $10.9 million, or 14.2%, to $87.7 million in the first quarter of 2004, as compared to $76.8 million in the first quarter 2003. This increase resulted from additional reimbursements for costs incurred on the behalf of owners.

        Cost of parking services—lease contracts.    Cost of parking for lease contracts decreased $0.4 million, or 1.2%, to $32.4 million for the first quarter of 2004, from $32.8 million for the first quarter of 2003. The majority of this decrease resulted from the reduction of several large lease locations through contract expirations and conversions to management contracts, which were partially offset by the cost related to the net addition of four leases.

        Cost of parking services—management contracts.    Cost of parking for management contracts increased $1.4 million, or 21.3%, to $8.1 million in the first quarter of 2004, from $6.7 million in the first quarter 2003. This increase resulted primarily from the net increase of 25 contracts.

        Reimbursed management contract expense.    Reimbursed management contract expense increased $10.9 million, or 14.2%, to $87.7 million in the first quarter of 2004, as compared to $76.8 million in the first quarter of 2003. This increase resulted from additional reimbursed costs incurred on the behalf of owners.

        Gross profit—lease contracts.    Gross profit for lease contracts decreased $0.2 million, or 5.6%, to $2.7 million in the first quarter of 2004, as compared to $2.9 million in the first quarter of 2003. Gross margin for lease contracts decreased to 7.7% in the first quarter of 2004 as compared to 8.0% for the first quarter of 2003. This decrease resulted primarily from increases in rent and operating expenses on existing contracts.

        Gross profit—management contracts.    Gross profit for management contracts increased $1.5 million, or 13.1%, to $12.8 million for the first quarter of 2004, as compared to $11.3 million in the first quarter of 2003. Gross margin for management contracts decreased to 61.1% for the first quarter of 2004 as compared to 62.7% for the first quarter of 2003. The increases in gross profit were primarily related to the net addition of 25 contracts and the decreases in gross margin were primarily related to increased costs on reverse management contracts.

        General and administrative expenses.    General and administrative expenses increased $0.4 million, or 4.6%, to $8.5 million for the first quarter of 2004, compared to $8.1 million for the first quarter of 2003. This increase resulted primarily from increases in wage and benefit costs.

        Special charges.    We recorded no special charges for the first quarter of 2004 compared to $0.1 million for the first quarter of 2003. The 2003 special charges relate primarily to costs associated with prior year terminated contracts.

        Management fee—parent company.    We recorded $0.8 million of management fee for each of the first quarters of 2004 and 2003 to AP Holdings, Inc., pursuant to our management agreement. The actual payment of the management fee is determined by the terms and conditions as set forth in the senior credit facility.

Liquidity and Capital Resources

Outstanding Indebtedness

        We have a significant amount of indebtedness. On March 31, 2004, we had total indebtedness of approximately $157.3 million including:

  •
  $32.9 million under our existing senior credit facility;

  •
  $66.7 million of 14% notes, including $8.7 million of carrying value in excess of principal, which are due in December 2006;

  •
  $49.6 million of 9 1/4% notes, including $0.8 million in carrying value in excess of principal, which are due in March 2008; and

  •
  $8.1 million of other debt including joint venture debentures and capital lease obligations.

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

        The revolving credit facility bears interest, at our option, at either LIBOR plus 4.50% or an adjusted base rate plus 2.25%. The term loan bears interest equal to the rate publicly announced from time to time by LaSalle Bank as its "prime rate," which cannot be less than 4.25% per annum, plus 6.75%. Accrued term loan interest is payable monthly in arrears. Pursuant to the terms of the credit agreement, we have elected to defer the cash payment of 3% per annum of term loan interest. The deferred amount, together with accrued interest thereon, is payable upon maturity of the term loan.

        The existing senior credit facility includes covenants that limit our ability to incur additional indebtedness, issue preferred stock or pay dividends and contains certain other restrictions on our activities. It is secured by substantially all of our existing and future domestic guarantor subsidiaries' existing and after-acquired assets, including a pledge of 100% of the stock of our existing and future domestic guarantor subsidiaries and 65% of the stock of our existing and future foreign subsidiaries, by a first priority pledge of all of our common stock owned by AP Holdings, Inc. and by all other existing and after-acquired property of AP Holdings, Inc. The senior credit facility was amended on March 11, 2004, with the principal changes to the agreement providing for revisions to certain financial covenants.

        If we identify investment opportunities requiring cash in excess of our cash flows and existing cash, we may borrow under our senior credit facility.

        At March 31, 2004, borrowings against the senior credit facility aggregated $32.9 million. In addition, there were $21.4 million of letters of credit outstanding, resulting in a $10.7 million availability under the senior credit facility.

Letters of Credit

        As of March 31, 2004, we had $21.4 million in letters of credit outstanding, which constitute a use of our revolving credit facility availability.

        We are required under certain contracts to provide performance bonds. These bonds are typically renewed on an annual basis. The market for performance bonds was severely impacted by the events of September 11, 2001, corporate bankruptcies and general economic conditions. Consequently, the surety market has contracted and imposed more stringent underwriting requirements. As of March 31, 2004, we provided $5.4 million in letters of credit to collateralize our current performance bond program. We expect that we will have to provide additional collateral to support our performance bond program. While we expect that we will be able to provide sufficient collateral, there can be no assurance that we will be able to do so.

        During the first quarter of 2004, we provided letters of credit totaling $4.0 million to our casualty insurance carrier to collateralize our casualty insurance program.

        During the first quarter of 2003, our casualty insurance carrier returned funds previously held in trust, in the amount of $12.0 million, which was exchanged for a letter of credit in the same amount.

Lease Commitments

        We have lease commitments of $20.5 million for fiscal 2004. The leased properties generate sufficient cash flow to meet the base rent payment.

Guarantor Payments

        Pursuant to our obligations with respect to the parking garage operations at Bradley International Airport, we have guaranteed any revenue shortfall and are required to make certain payments for the benefit of the State of Connecticut and for holders of special facility revenue bonds. We made deficiency payments (net of repayments) of $1.2 million in 2002, $3.3 million in 2003 and $1.2 million in the first quarter of 2004. Although we expect to recover all amounts owed to us, we expect that we may have to make material additional deficiency payments in the near term.

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

        Gross daily collections are collected by us and deposited into banks using one of three methods, which impact our investment in working capital:

  •
  locations with revenues deposited into our bank accounts reduce our investment in working capital,

  •
  locations that have segregated accounts generally require no investment in working capital, and

  •
  accounts where the revenues are deposited into the clients' accounts increase our investment in working capital.

        Our average investment in working capital depends on our contract mix. For example, an increase in contracts that require all cash deposited in our bank accounts reduces our investment in working capital and improves our liquidity. During the first quarter of 2004 and the first quarter of 2003, there were no material changes in these types of contracts. In addition, our clients may accelerate monthly distributions to them and have an estimated distribution occur in the current month. During the first quarter of 2004 and the first quarter of 2003, there were no material changes in the timing of current month distributions.

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

Net Cash Provided by Operating Activities

        Net cash provided by operating activities totaled $3.4 million for the first quarter of 2004. Cash provided during the first quarter of 2004 included an increase in accounts payable of $4.9 million which was offset by an increase in accounts receivable of $2.6 million and a decrease in accrued liabilities primarily related to the interest payment of $2.3 million on the senior subordinated notes.

        Net cash provided by operating activities totaled $14.4 million for the first quarter of 2003. Cash provided during the first quarter of 2003 included $12.0 million from the return of funds held in a trust by our casualty insurance carrier, which was exchanged for a letter of credit in the same amount, a decrease in accounts receivable of $2.1 million and an increase in other liabilities of $2.6 million, which were offset by the payment of $2.3 million in interest payments on the senior subordinated notes.

Net Cash Used in Investing Activities

        Net cash used in investing activities totaled $0.3 million in the first quarter of 2004. Cash used in investing for 2004 included capital expenditures of $0.2 million for capital investments needed to secure and/or extend leased facilities, investment in information system enhancements and infrastructure and $0.1 million for contingent payments on previously acquired contracts.

        Cash used in investing activities totaled $0.2 million for the first quarter of 2003. Cash used in investing for the first quarter of 2003, resulted from capital purchases to secure and/or extend leased facilities and investments in management information system enhancements and contingent purchase payments on previously acquired contracts.

Net Cash Used in Financing Activities

        Net cash used in financing activities totaled $3.9 million in the first quarter of 2004. The 2004 activity included $3.2 million in cash used for payments on the senior credit facility, $0.5 million in cash used for payments on capital leases and $0.2 million for cash used on joint venture and other long-term borrowings.

        Cash used in financing activities totaled $13.4 million in the first quarter of 2003. The 2003 first quarter activity included $12.3 million in payments on the senior credit facility, $0.6 million on capital lease payments and $0.3 million in debt issuance costs.

Cash and Cash Equivalents

        We had cash and cash equivalents of $7.7 million at March 31, 2004, compared to $8.5 million at December 31, 2003.

Critical Accounting Policies

        "Management's Discussion and Analysis of Financial Condition and Results of Operations" discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Accounting estimates are an integral part of the preparation of the financial statements and the financial reporting process and are based upon current judgments. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Certain accounting estimates are particularly sensitive because of their complexity and the possibility that future events affecting them may differ materially from our current judgments and estimates.

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

Impairment of Long-Lived Assets and Goodwill

        As of March 31, 2004, our net long-lived assets were comprised primarily of $12.3 million of property, equipment and leasehold improvements and $2.6 million of contract and lease rights. In accounting for our long-lived assets, other than goodwill, we apply the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." As of March 31, 2004, we had $117.5 million of goodwill.

        The determination and measurement of an impairment loss under these accounting standards require the significant use of judgment and estimates. The determination of fair value of these assets utilizes cash flow projections that assume certain future revenue and cost levels, assumed discount rates based upon current market conditions and other valuation factors, all of which involve the use of significant judgment and estimation. For the year ended December 31, 2003, and for the three month period ended March 31, 2004, we were not required to record any impairment charges related to long-lived assets or to goodwill. Future events may indicate differences from our judgments and estimates which could, in turn, result in impairment charges in the future. Future events that may result in impairment charges include increases in interest rates, which would impact discount rates, unfavorable economic conditions or other factors which could decrease revenues and profitability of existing locations and changes in the cost structure of existing facilities. Factors that could potentially have an unfavorable economic effect on our judgments and estimates include, among others: changes imposed by governmental and regulatory agencies, such as property condemnations and assessment of parking-related taxes; construction or other events that could change traffic patterns; and terrorism or other catastrophic events.

Insurance Reserves

        We purchase comprehensive casualty insurance (including, without limitation, general liability, garage-keepers legal liability, worker's compensation and umbrella/excess liability insurance) covering certain claims that occur at parking facilities we lease or manage. Under our various liability and workers' compensation insurance policies, we are obligated to reimburse the insurance carrier for the first $250,000 of any loss. As a result, we are, in effect, self-insured for all claims up to the deductible levels. We also are self-insured for up to $125,000 per year per covered individual in eligible medical expenses incurred by certain employees and family members who receive medical coverage through us. We apply the provisions of SFAS No. 5, "Accounting for Contingencies", in determining the timing and amount of expense recognition associated with claims against us. The expense recognition is based upon our determination of an unfavorable outcome of a claim being deemed as probable and reasonably estimated, as defined in SFAS No. 5. This determination requires the use of judgment in both the estimation of probability and the amount to be recognized as an expense. We utilize historical claims experience along with regular input from third party insurance advisors and actuaries in determining the required level of insurance reserves. Future information regarding historical loss experience may require changes to the level of insurance reserves and could result in increased expense recognition in the future.

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

Litigation

        We are subject to litigation in the normal course of our business. We apply the provisions of SFAS No. 5, "Accounting for Contingencies," in determining the timing and amount of expense recognition associated with legal claims against us. Management uses guidance from internal and external legal counsel on the potential outcome of litigation in determining the need to record liabilities for potential losses and the disclosure of pending legal claims. See Note L of the notes to consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2003..

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Interest Rates.    Our primary market risk exposure consists of risk related to changes in interest rates. Historically, we have not used derivative financial instruments for speculative or trading purposes.

        Our $65.0 million senior credit facility provides for a $33.0 million revolving variable rate senior credit facility and a $32 million variable rate term loan. Interest expense on such borrowing is sensitive to changes in the market rate of interest. If we were to borrow the entire $65.0 million available under the facility, a 1% increase in the average market rate would result in an increase in our annual interest expense of $0.7 million.

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

        Foreign Currency Risk.    Our exposure to foreign exchange risk is minimal. All foreign investments are denominated in U.S. dollars, with the exception of Canada. We had approximately $2.1 million and $0.3 million of Canadian dollar denominated cash and debt instruments, respectively, at March 31, 2004. We do not hold any hedging instruments related to foreign currency transactions. We monitor foreign currency positions and may enter into certain hedging instruments in the future should we determine that exposure to foreign exchange risk has increased.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Within the 90-day period prior to the filing date of this report, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to us (including our consolidated subsidiaries) required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

Changes in Internal Controls

        There were no significant changes in our internal controls or any other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

PART II.    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

        (a)   Exhibits

Exhibit Number		Description
3.1	*	Certificate of Amendment to Certificate of Designations, Preferences, and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series C Preferred Stock of Standard Parking Corporation
3.2	*	Certificate of Amendment to Certificate of Designations, Preferences, and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of 18% Senior Convertible Redeemable Series D Preferred Stock of Standard Parking Corporation
31.1	*	Section 302 Certification dated April 30, 2004 for James A. Wilhelm, Chief Executive Officer and President.
31.2	*	Section 302 Certification dated April 30, 2004 for G. Marc Baumann, Executive Vice President, Chief Financial Officer and Treasurer.
31.3	*	Section 302 Certification dated April 30, 2004 for Daniel R. Meyer, Senior Vice President, Corporate Controller and Assistant Treasurer.
32.1	*	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

        (b)   Reports on Form 8-K

        During the first quarter of 2004, the Company filed the following current report on Form 8-K:

Date of Report	Description

February 12, 2004	The Company announced the filing of a registration statement covering an undetermined number of shares of common stock, all of which will be sold by the Company.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD PARKING CORPORATION
Dated: April 30, 2004	By:	/s/ DANIEL R. MEYER Daniel R. Meyer Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer and Duly Authorized Officer)
	By:	/s/ G. MARC BAUMANN G. Marc Baumann Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number		Description
3.1	*	Certificate of Amendment to Certificate of Designations, Preferences, and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series C Preferred Stock of Standard Parking Corporation
3.2	*	Certificate of Amendment to Certificate of Designations, Preferences, and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of 18% Senior Convertible Redeemable Series D Preferred Stock of Standard Parking Corporation
31.1	*	Section 302 Certification dated April 30, 2004 for James A. Wilhelm, Chief Executive Officer and President.
31.2	*	Section 302 Certification dated April 30, 2004 for G. Marc Baumann, Executive Vice President, Chief Financial Officer and Treasurer.
31.3	*	Section 302 Certification dated April 30, 2004 for Daniel R. Meyer, Senior Vice President, Corporate Controller and Assistant Treasurer.
32.1	*	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

STANDARD PARKING CORPORATION FORM 10-Q INDEX
  PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
STANDARD PARKING CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except for share and per share data)
STANDARD PARKING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except for share and per share data, unaudited)
STANDARD PARKING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands, except for share and per share data, unaudited)
STANDARD PARKING CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (in thousands except for share and per share data, unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
  PART II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
INDEX TO EXHIBITS