Form 10-Q
period 2004-06-30
STANDARD PARKING CORP
filed 2004-08-13
CIK 1059262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

Commission file number: 000-50796

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

As of August 13, 2004, there were 10,464,888 shares of common stock of the registrant outstanding.

STANDARD PARKING CORPORATION

FORM 10-Q INDEX

Part I. Financial Information
Item 1.	Financial Statements:
Condensed Consolidated Balance Sheets as of June 30, 2004 (Unaudited) and December 31, 2003
Condensed Consolidated Statements of Operations (Unaudited) for the three months ended June 30, 2004 and June 30, 2003 and for the six months ended June 30, 2004 and June 30, 2003
Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2004 and June 30, 2003
Notes to Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
Part II. Other Information
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 6.	Exhibits and Reports on Form 8-K
Signatures
Index to Exhibits

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share data)

	June 30, 2004	December 31, 2003
	(Unaudited)	(see Note)
ASSETS
Current assets:
Cash and cash equivalents	$8,257	$8,470
Notes and accounts receivable, net	31,138	30,923
Prepaid expenses and supplies	2,434	1,436
Total current assets	41,829	40,829

Leaseholds and equipment, net	14,472	15,959
Long-term receivables, net	6,649	5,431
Advances and deposits	1,950	2,090
Goodwill	117,747	117,390
Intangible and other assets, net	5,870	7,886

Total assets	$188,517	$189,585

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$26,466	$24,971
Accrued and other current liabilities	21,075	22,261
Current portion of long-term borrowings	2,982	2,840
Total current liabilities	50,523	50,072

Long-term borrowings, excluding current portion	115,547	158,239
Other long-term liabilities	15,505	19,776
Convertible redeemable preferred stock, series D	1	56,399
Redeemable preferred stock, series C	—	60,389
Common stock subject to put/call rights; 5.01 shares issued and outstanding	—	10,712

Common stockholders’ equity (deficit):
Common stock, par value $1 per share; 3,000 shares authorized; 26.3 shares issued and outstanding	—	1
Common stock, par value $.001 per share; 12,000,100 shares authorized; 10,464,888 shares issued and outstanding	10	—
Additional paid-in capital	193,502	15,222
Accumulated other comprehensive income	(359)	(233)
Accumulated deficit	(186,212)	(180,992)
Total common stockholders’ equity (deficit)	6,941	(166,002)

Total liabilities and common stockholders’ equity (deficit)	$188,517	$189,585

Note:                   The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See Notes to Condensed Consolidated Financial Statements.

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for share and per share data, unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Parking services revenue:
Lease contracts	$37,120	$35,891	$72,241	$71,565
Management contracts	21,575	19,129	42,448	37,098
	58,695	55,020	114,689	108,663
Reimbursement of management contract expense	82,207	84,322	169,928	161,135
Total revenue	140,902	139,342	284,617	269,798

Cost of parking services:
Lease contracts	33,549	32,703	65,973	65,521
Management contracts	9,025	7,500	17,144	14,196
	42,574	40,203	83,117	79,717
Reimbursed management contract expense	82,207	84,322	169,928	161,135
Total cost of parking services	124,781	124,525	253,045	240,852

Gross profit:
Lease contracts	3,571	3,188	6,268	6,044
Management contracts	12,550	11,629	25,304	22,904
Total gross profit	16,121	14,817	31,572	28,946

General and administrative expenses	8,665	7,989	17,148	16,100
Special charges	—	248	—	345
Depreciation and amortization	1,583	1,850	3,169	3,740
Management fee-parent company	750	750	1,500	1,500
Non-cash stock option compensation expense (1)	2,293	—	2,293	—

Operating income	2,830	3,980	7,462	7,261
Other expenses (income):
Interest expense	4,168	4,143	8,543	8,186
Interest income	(249)	(60)	(342)	(102)
Net gain from extinguishment of debt	(3,860)	—	(3,860)	—
	59	4,083	4,341	8,084

Income (loss) before minority interest and income taxes	2,771	(103)	3,121	(823)

Minority interest expense	145	120	242	185
Income tax expense	140	157	318	335

Net income (loss) before preferred stock dividends and increase in value of common stock subject to put/call rights	2,486	(380)	2,561	(1,343)

Preferred stock dividends	3,045	3,827	7,243	7,515
Increase in value of common stock subject to put/call rights	223	397	538	640
Net loss	$(782)	$(4,604)	$(5,220)	$(9,498)

Common Stock Data:
Basic and diluted net loss per share:
Net loss	$(.24)	$—	$(3.23)	$—
Weighted average common shares outstanding:
Basic and diluted	3,229,817	—	1,614,908	—

(1) Non-cash stock option compensation expense of $2,293 relates entirely to general and administrative expense

See Notes to Condensed Consolidated Financial Statements.

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (in thousands, except for share and per share data, unaudited)

	Six Months Ended
	June 30, 2004	June 30, 2003

Operating activities:
Net loss	$(5,220)	$(9,498)
Adjustments to reconcile net loss to net cash (used in) provided by operations:
Preferred stock dividends	7,243	7,515
Increase in value of common stock subject to put/call rights	538	640
Depreciation and amortization	3,170	3,740
Non-cash interest expense	279	1,599
Amortization of debt issuance costs	668	517
Amortization of carrying value in excess of principal	(1,224)	(1,444)
Non-cash stock option compensation expense	2,293	—
Provision (reversal) for losses on accounts receivable	418	(367)
Write-off of debt issuance costs	2,385	—
Write-off of carrying value in excess of principal related to the 14% senior subordinated second lien notes	(8,207)	—
Change in operating assets and liabilities	(6,627)	5,329
Net cash (used in) provided by operating activities	(4,284)	8,031

Investing activities:
Purchase of leaseholds and equipment	(592)	(317)
Contingent purchase payments	(464)	(237)
Net cash used in investing activities	(1,056)	(554)

Financing activities:
Net proceeds from initial public offering	46,966	—
Repurchase of common stock subject to put/call rights	(6,250)	—
Proceeds from other debt	—	323
Proceeds from (payments on) senior credit facility	24,950	(5,800)
Payments on long-term borrowings	(75)	(48)
Payments on joint venture borrowings	(270)	(382)
Payments of debt issuance costs	(1,253)	(522)
Payments on capital leases	(1,081)	(1,182)
Repurchase of 14% senior subordinated second lien notes	(57,734)	—
Net cash provided by (used in) financing activities	5,253	(7,611)

Effect of exchange rate changes on cash and cash equivalents	(126)	407

(Decrease) increase in cash and cash equivalents	(213)	273
Cash and cash equivalents at beginning of period	8,470	6,153

Cash and cash equivalents at end of period	$8,257	$6,426
Supplemental disclosures:
Cash paid during the period for:
Interest	$10,302	$7,242
Income taxes	152	505
Supplemental disclosures of non-cash activity:
Debt issued for capital lease obligation	$1,027	$379
Issuance of 14% senior subordinated second lien notes	375	1,232

See Notes to Condensed Consolidated Financial Statements.

STANDARD PARKING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.              Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Standard Parking Corporation have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the financial position and results of operations have been included. Operating results for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of the results that might be expected for any other interim period or the fiscal year ending December 31, 2004. The financial statements presented in this report should be read in conjunction with the consolidated financial statements and footnotes thereto included in our 2003 Annual Report on Form 10-K filed March 29, 2004.

2.              Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities—An Interpretation of Accounting Research Bulletin No. 51.” This interpretation provides guidance on how to identify variable interest entities and how to determine whether or not those entities should be consolidated. FIN 46 applies to variable interest entities created after January 31, 2003. FIN 46 also applies in the first fiscal quarter or interim period ending after December 15, 2003, in which a company holds a variable interest in an entity that it acquired before February 1, 2003. On January 1, 2004, we adopted FIN 46. The adoption of FIN 46 did not have an impact on our results of operations or financial position.

In May 2003, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with SFAS No. 150, a financial instrument that embodies an obligation for the issuer is required to be classified as a liability and the dividends previously classified as charges to equity must be recorded as an expense in the statement of operations. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The adoption of SFAS No. 150 did not have an impact on our results of operations or financial position.

3.              Goodwill and Intangible Assets

On January 1, 2002, we adopted SFAS No. 142, which eliminates the amortization of goodwill and requires that the goodwill be tested for impairment. The annual impairment test of goodwill made at the end of October 2003 did not require adjustment to the carrying value of our goodwill. As of June 30, 2004 and 2003, our definite lived intangible assets of $2.0 million and $2.5 million, respectively, net of accumulated amortization of $3.8 million and $3.3 million, respectively, which primarily consist of non-compete agreements, continue to be amortized over their useful lives.

The change in the carrying amount of goodwill is summarized as follows (in thousands):

Beginning balance at December 31, 2003	$117,390
Effect of foreign currency translation	(107)
Contingency payments related to prior acquisitions	464
Ending balance at June 30, 2004	$117,747

Amortization expense for intangible assets during the six months ended June 30, 2004 was $0.3 million. Estimated amortization expense for 2004 and the five succeeding fiscal years is as follows (in thousands):

Estimated Amortization Expense

2004	$595
2005	572
2006	516
2007	516
2008	141
2009	16

4.              Bradley Airport Contract

Long-term receivables, net, consist of the following:

	Amount Outstanding
	June 30, 2004	December 31, 2003
	(in thousands)
Bradley International Airport
Guarantor payments	$5,920	$4,471
Other Bradley related, net	2,657	2,611
Valuation allowance	(2,650)	(2,650)
Net amount related to Bradley	5,927	4,432
Other long-term receivables, net	722	999
Total long-term receivables, net	$6,649	$5,431

We are the lessee under a 25-year lease with the State of Connecticut that expires on April 6, 2025, under which we lease the surface parking and 3,500 garage parking spaces at Bradley International Airport located in the Hartford, Connecticut metropolitan area. The parking garage was financed on April 6, 2000 through the issuance of $47.7 million of State of Connecticut special facility revenue bonds. The Bradley lease provides that we deposit with a trustee for the bondholders all gross revenues collected from operations of the surface and garage parking, and from these gross revenues, the trustee pays debt service on the special facility revenue bonds, operating and capital maintenance expenses of the surface and garage parking facilities and specific annual guaranteed minimum payments to the State. Principal and interest on the Bradley special facility revenue bonds increased from approximately $3.6 million in lease year 2002 to approximately $4.5 million in lease year 2025. Our annual guaranteed minimum payments to the State increase from approximately $8.3 million in lease year 2002 to approximately $13.2 million in lease year 2024.

To the extent that monthly gross receipts are not sufficient for the trustee to make the required payments we are obligated, pursuant to our guaranty agreement, to deliver the deficiency amount to the trustee within three business days of notice. We are responsible for these deficiency payments regardless of the amount of utilization for the Bradley parking facilities. We made payments of $1.4 million in the period ended June 30, 2004 and $3.3 million in the year ended December 31, 2003 to cover these deficiency payments.

We recorded $2.7 million as a valuation allowance related to long-term receivables during the year ended December 31, 2003. The amount was sufficient to cover all net receivables related to Bradley Airport other than the guarantor payments. There was no additional allowance recorded in the period ended June 30, 2004. It is anticipated that we will continue to reflect a valuation allowance against these receivables until the collectibility in the short term is readily apparent.

5.              Special Charges

Included in “Special Charges” in the accompanying condensed consolidated statements of operations are the following:

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
	(in thousands)

Cost associated with prior year terminated locations	$—	$57
Parent company expenses	—	288
	$—	$345

There were no special charges incurred for the period ended June 30, 2004. The 2003 special charges relate to costs associated with prior year terminated contracts and costs related to the parent company.

6.              Net Gain from Extinguishment of Debt

The net gain from extinguishment of debt consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Gain (loss):

Pre-payment penalty on former senior credit facility (1)	$(640)	$—	$(640)	$—
Professional fees related to extinguishment of debt (1)	(282)	—	(282)	—
Additional premium on 14% Notes (1)	(740)	—	(740)	—
Purchase of common stock options (1)	(300)	—	(300)	—
Write-off of debt issuance costs related to former senior credit facility (2)	(2,385)	—	(2,385)	—
Write-off of carrying value in excess of principal related to 14% Notes (2)	8,207	—	8,207	—
Net gain from extinguishment of debt	$3,860	$—	$3,860	$—

(1) Cash

(2) Non-cash

7.              Borrowing Arrangements

Long-term borrowings, in order of preference, consist of:

	Interest Rate(s)	Due Date	Amount Outstanding
			June 30, 2004	December 31, 2003
			(in thousands)

Senior Credit Facility	Various	June 2007	$61,050	$36,100
Senior Subordinated Second Lien Notes	14.00%	December 2006	—	57,455
Senior Subordinated Notes	9 ¼%	March 2008	48,877	48,877
Carrying value in excess of principal	Various	Various	724	10,155
Joint venture debentures	11.00-15.00%	Various	1,593	1,863
Capital lease obligations	Various	Various	4,148	4,418
Obligations on Seller notes and other	Various	Various	2,137	2,211
			118,529	161,079
Less current portion			2,982	2,840

			$115,547	$158,239

In conjunction with our initial public offering, on June 2, 2004, we repurchased our outstanding 14% Senior Subordinated Second Lien Notes (“14% Notes”) for $57.7 million.

The 14% Notes were issued in January 2002. The 14% Notes were registered with the Securities and Exchange Commission. Interest accrued at the rate of 14% per annum and was payable semi-annually in a combination of cash and additional registered notes (the “PIK Notes”), in arrears on June 15 and December 15, commencing on June 15, 2002. Interest in the amount of 10% per annum was paid in cash, and interest in the amount of 4% per annum was paid in PIK Notes. We made each interest payment to the holders of record on the immediately preceding June 1 and December 1. PIK Notes were issued in denominations of $100 principal amount and integral multiples of $100. The amount of PIK Notes issued was rounded down to the nearest $100 with any fractional amount refunded to the holder as cash.

The 9 1/4% Senior Subordinated Notes (the “9 1/4% Notes”) were issued in September of 1998 and are due in March of 2008. The 9 ¼% Notes are registered with the Securities and Exchange Commission.

A roll-forward schedule of the 14% Notes, 9 1/4% Notes and carrying value in excess of principal is as follows:

	14% Notes	9 1/4% Notes	Carrying value in excess of principal
		(in thousands)

Balance at December 31, 2003	$57,455	$48,877	$10,155
Amortization of carrying value	—	—	(1,224)
PIK Notes issued	279	—	—
Repurchase of 14% Senior Subordinated Second Lien Notes and write off of carrying value in excess of principal	(57,734)	—	(8,207)
Balance at June 30, 2004	$—	$48,877	$724

We entered into a new senior credit agreement as of June 2, 2004 with LaSalle Bank National Association, as agent and Wells Fargo Bank, N.A., as syndication agent.  LaSalle and Wells Fargo have subsequently assigned a portion of their loans and rights as lender to Fifth Third Bank Chicago and U.S. Bank National Association. This new senior credit agreement represents a refinancing of the prior $65.0 million senior credit facility with LaSalle and certain other lenders.

The new revolving senior credit facility now consists of a $90.0 million revolving credit facility that will expire on June 2, 2007, provided in the following commitments:

•                  $30.0 million by LaSalle

•                  $30.0 million by Wells Fargo

•                  $20.0 million by US Bank

•                  $10.0 million by Fifth Third

The new credit facility includes a letter of credit sub-facility with a sublimit of $30.0 million provided by Wells Fargo and a swing line sub-facility with a sublimit of $5.0 million.

The new revolving credit facility bears interest, at our option, at either (1) LIBOR plus the applicable LIBOR Margin ranging between 2.50% and 3.25% depending on the ratio of our total funded indebtedness to our EBITDA from time to time (“Total Debt Ratio”) or (2) the Base Rate (as defined below) plus the applicable Base Rate Margin raging between 1.00% and 1.75% depending on our Total Debt Ratio.  We may elect interest periods of one, two, three or six months for LIBOR based borrowings.   The Base Rate is the greater of (i) the rate publicly announced from time to time by LaSalle as its “prime rate”, or (ii) the overnight federal funds rate plus 0.50%.

The new senior credit facility includes covenants that limit our ability to incur additional indebtedness, issue preferred stock or pay dividends and contain certain other restrictions on our activities.  We are required to repay borrowings under the new senior credit facility out of the proceeds of future issuances of debt or equity securities and asset sales, subject to certain customary exceptions. The new senior credit facility is secured by a first lien on substantially all of our assets and any subsequently acquired assets (including a pledge of 100% of the stock of our existing and future domestic guarantor subsidiaries and 65% of the stock of our existing and future foreign subsidiaries).

At June 30, 2004, we had $19.9 million of letters of credit outstanding under the new senior credit facility, borrowings against the senior credit facility aggregated $61.1 million, and we had $9.0 million available under the new senior credit facility.

The 9 1/4% Notes and new senior credit facility contain covenants that limit Standard from incurring additional indebtedness and issuing preferred stock, restrict dividend payments, limit transactions with affiliates and restrict certain other transactions. Substantially all of Standard’s net assets are restricted under these provisions and covenants (See Note 14).

Consolidated joint ventures have entered into four agreements for stand-alone development projects providing nonrecourse funding. These joint venture debentures are collateralized by the specific contracts that were funded and approximate the net book value of the related assets.

We have entered into various financing agreements, which were used for the purchase of equipment.

8.              Redeemable Preferred Stock, Series C

In connection with our IPO, we exchanged a portion of our 11 ¼% Redeemable Preferred Stock (the “Series C preferred stock”), that was owned by Steamboat Industries LLC for 5,789,499 shares of our common stock. Our remaining Series C preferred stock was contributed to us by our former parent as a capital contribution. There are no outstanding shares of Series C preferred stock.

In connection with the acquisition of the former Standard Parking and its affiliates on March 30, 1998, we received $40.7 million from AP Holdings in exchange for $70.0 million face amount of Series C preferred stock. Cumulative preferred dividends were payable semi-annually at the rate of 11 1/4%. Any semi-annual dividend not declared or paid in cash automatically increased the liquidation preference of the stock by the amount of the unpaid dividend. We were required to redeem Series C preferred stock at the election of a holder of Series C preferred stock at any time after AP Holdings redeemed or was required to repurchase, pursuant to the terms of the indenture, dated as of March 30, 1998, by and between AP Holdings, Inc. and State Street Bank and Trust Company, any of its 11 1/4% senior discount notes due 2008 issued pursuant to the indenture.

The Series C preferred stock had an initial liquidation preference equal to $1.0 million per share or $40.7 million in the aggregate. The Series C preferred stock accrued dividends on a cumulative basis at 11 1/4% per year. Conversion was fixed by resolution of the Board of Directors and the shares have no voting rights except as to alterations or changes that may adversely affect the holders of the Series C preferred stock.

In January 2002, we redeemed $1.5 million and $0.1 million of the Series C preferred stock held by AP Holdings in two separate transactions for cash of $1.6 million. On June 17, 2002, we redeemed an additional $0.9 million of Series C preferred stock held by AP Holdings for $0.9 million in cash. On September 9, 2003, we redeemed an additional $2.4 million of the Series C preferred stock held by AP Holdings. The proceeds received by AP Holdings were used by it to repurchase, directly or indirectly, its outstanding 11 1/4% senior discount notes.

	Series C preferred stock 11 1/4% For the period ended
	June 30, 2004		December 31, 2003
	Shares	Value	Shares	Value
	(in thousands except for share data)

Beginning balance	31.9004	$60,389	33.2194	$56,347
Dividends accumulated	—	2,876	—	6,455
Exchange for common stock	(31.9004)	(63,265)	(1.319)	(2,413)

Ending balance	—	$—	31.9004	$60,389

9.              Convertible Redeemable Preferred Stock, Series D

In connection with our IPO, Steamboat Industries LLC and its wholly owned subsidiary, Steamboat Industries N.V., acquired all but ten shares of our outstanding 18% Senior Convertible Redeemable Series D Preferred Stock (the “Series D preferred stock”). Steamboat Industries LLC then contributed its Series D preferred stock to us as a capital contribution. We then retired all shares of Series D preferred stock contributed to us and now have only ten shares of Series D preferred stock outstanding. The ten shares were retained in order to effect the recapitalized structure in connection with our IPO. The Series D preferred stock has an initial liquidation preference equal to $100 per share or $1,000 in the aggregate.

Prior to our IPO and, in connection with our recapitalization, we issued 3,500 shares of the Series D preferred stock to Fiducia, Ltd. that had an initial liquidation preference equal to $10,000 per share or $35.0 million in the aggregate. The Series D preferred stock accrued dividends on a cumulative basis at 18% per year. Conversion was upon occurrence of an IPO at a rate related to the IPO price and the shares had no voting rights except as to creation of any class or series of shares ranking senior to the Series D preferred stock. We were required to redeem Series D preferred stock at the election of the holder any time on or after June 15, 2008. The number of shares of Series D preferred stock authorized for issuance was 17,500.

	Series D preferred stock 18% For the period ended
	June 30, 2004		December 31, 2003
	Shares	Value	Shares	Value
	(in thousands except for share data)

Beginning balance	4,000	$56,399	4,000	$47,224
Dividends accumulated	—	4,367	—	9,175
Retirement	(3,990)	(60,765)	—	—

Ending balance	10	$1	4,000	$56,399

10.       Stock-Based Compensation

SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure an Amendment of FASB Statement No. 123”, amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” to require more prominent disclosures in both interim and annual financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

We account for stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under the intrinsic value method, because the exercise price of the employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company’s Condensed Consolidated Statements of Income.

We are required under SFAS No. 123, to disclose pro forma information regarding option grants made to our employees based on specific valuation techniques that produce estimated compensation charges. The pro forma information is as follows (in thousands, except per-share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Net loss-as reported	$(782)	$(4,604)	$(5,220)	$(9,498)
Add: Non-cash stock option compensation expense included in the reported net income, net of related tax effects	2,293	—	2,293	—
Deduct: Stock-based employee compensation expense using the fair value method net of related tax effects	(2,320)	—	(2,320)	—
Proforma net loss	$(809)	$(4,604)	$(5,247)	$(9,498)

Basic and diluted income per common share as reported	$(.24)	—	$(3.23)	—
Proforma	$(.25)	—	$(3.23)	—

The fair value of options granted was $6.21 for the three and six months ended June 30, 2004.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants for the three and nine months ended June 30, 2004.

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Risk-free rate	2.7%	—	2.7%	—
Expected dividend yield	0%	—	0%	—
Expected volatility *	50%	—	50%	—
Expected life	7 years	—	7 years	—

* note that the volatility of 50% was based upon companies in our industry as our stock is newly issued.

11.       Non-Cash Stock Compensation Expense

In accordance with the 2001 Option Plan, outstanding options to purchase 503.86 shares of Series D preferred stock immediately became fully vested and exercisable upon completion of our IPO. The vested Series D preferred stock options were then converted into options to purchase an aggregate of 444,836 shares of our common stock. These options on our common stock became fully vested upon completion of our IPO.

We have elected to follow APB No. 25, and related interpretations in accounting for the stock options granted to employees and directors. Accordingly, employee and director compensation expense is recognized only for those options which price is less than fair market value at the measurement date.

We recorded $2.3 million in non-cash stock compensation expense representing the difference between the fair market value of $11.50 per share and the exercise price of $6.34 per share on the 444,836 shares converted to our common stock.

12.       Initial Public Offering

In June 2004, we closed our initial public offering and sale of 4,666,667 shares of common stock, including the underwriters’ exercise of an over-allotment option, at a price of $11.50 per share. A total of $53.7 million in gross proceeds was raised from this offering. After deducting the underwriting discount of $3.8 million, and offering expenses of $2.9 million, net proceeds to us were $47.0 million. In conjunction with this offering, we entered into a new $90.0 million senior credit facility and redeemed our 14% Notes in the amount of $57.7 million. In addition, we paid $1.6 million of interest premium on the 14% Notes, $0.8 million of interest previously deferred on the term loan for the old senior credit facility, $6.6 million to purchase the common stock subject to put/call rights and any remaining existing stock options of the common stock (plus a $5.0 million note), $1.3 million in debt issuance costs for the new senior credit facility and $0.3 million for professional fees related to the exchange of debt.

13.       Net Income Per Common Share

In accordance with SFAS No.128, “Earnings Per Share,” basic net income per share is computed by dividing net income by the weighted daily average number of shares of common stock outstanding during the period. The weighted daily average number of shares of common stock excludes shares that have been exercised prior to vesting and are subject to repurchase by us. Diluted net income per share is based upon the weighted daily average number of shares of common stock outstanding for the period plus dilutive potential common shares, including stock options using the treasury-stock method.

For the three and six months ended June 30, 2004, the reported net loss resulted in all options to purchase common shares being excluded from the calculation of diluted common shares. For each of the three months and six months ended June 30, 2004, options to purchase 72,976 shares are excluded from the diluted common shares since they are anti-dilutive.

The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(in thousands except share and per share data)

Numerator:
Net loss	$(782)	$(4,604)	$(5,220)	$(9,498)
Denominator:
Denominator for basic net income per common share:
Weighted average shares outstanding	3,229,817	—	1,614,908	—
Basic and dilutive net loss per common share	$(.24)	$—	$(3.23)	$—

14.       Subsidiary Guarantors

Substantially all of our direct or indirect wholly owned active domestic subsidiaries, fully, unconditionally, jointly and severally guarantee the senior credit facility and the 9 1/4% Notes discussed in Note 7. Separate financial statements of the guarantor subsidiaries are not separately presented because, in our opinion, such financial statements are not material to investors. The non-guarantor subsidiaries include joint ventures, wholly owned subsidiaries organized under the laws of foreign jurisdictions and our inactive subsidiaries, all of which are included in the consolidated financial statements. The following is summarized combining financial information for our guarantor and non-guarantor subsidiaries (in thousands):

	Standard	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Balance Sheet Data:
June 30, 2004
Cash and cash equivalents	$6,045	$48	$2,164	$—	$8,257
Notes and accounts receivable, net	24,500	504	6,134	31,138
Current assets	32,964	552	8,313	—	41,829
Leaseholds and equipment, net	12,511	311	1,650	—	14,472
Goodwill	110,466	3,576	3,705	—	117,747
Investment in subsidiaries	8,833	—	—	(8,833)	—
Total assets	178,682	4,522	14,146	(8,833)	188,517
Accounts payable	23,884	294	2,288	—	26,466
Current liabilities	42,844	997	6,682	—	50,523
Long-term borrowings, excluding current portion	114,063	15	1,469	—	115,547
Convertible redeemable preferred stock, series D	1	—	—	—	1
Total common stockholders’ equity (deficit)	6,941	3,510	5,323	(8,833)	6,941
Total liabilities and common stockholders’ equity (deficit)	178,682	4,522	14,146	(8,833)	188,517
December 31, 2003
Cash and cash equivalents	$6,660	$78	$1,732	—	$8,470
Notes and accounts receivable, net	25,889	542	4,492	—	30,923
Current assets	33,970	620	6,239	—	40,829
Leaseholds and equipment, net	13,518	381	2,060	—	15,959
Goodwill	110,032	3,545	3,813	—	117,390
Investment in subsidiaries	8,573	—	—	(8,573)	—
Total assets	180,878	4,665	12,615	(8,573)	189,585
Accounts payable	23,201	321	1,449	—	24,971
Current liabilities	43,948	984	5,140	—	50,072
Long-term borrowings, excluding current portion	156,325	20	1,894	—	158,239
Convertible redeemable preferred stock, series D	56,399	—	—	—	56,399
Redeemable preferred stock, series C	60,389	—	—	—	60,389
Common stock subject to put/call rights	10,712	—	—	—	10,712
Total common stockholders’ (deficit) equity	(166,002)	3,661	4,912	(8,573)	(166,002)
Total liabilities and common stockholders’ (deficit) equity	180,878	4,665	12,615	(8,573)	189,585
Income Statement Data:
Six Months Ended June 30, 2004
Parking services revenue	$265,429	$11,189	$7,999	$—	$284,617
Cost of parking services	237,208	10,284	5,553	—	253,045
General and administrative expenses	16,760	—	388	—	17,148
Depreciation and amortization	2,727	106	336	—	3,169
Management fee—parent company	1,500	—	—	—	1,500
Operating income	4,941	799	1,722	—	7,462
Other expenses, net	4,277	—	64	—	4,341
Equity in earnings of subsidiaries	2,118	—	—	(2,118)	—
Net income (loss)	2,561	799	1,319	(2,118)	2,561
Six Months Ended June 30, 2003
Parking services revenue	$250,324	$12,398	$7,076	$—	$269,798
Cost of parking services	224,239	11,473	5,140	—	240,852
General and administrative expenses	15,862	—	238	—	16,100
Special charges	312	—	33	—	345
Depreciation and amortization	3,185	106	449	—	3,740
Management fee—parent company	1,500	—	—	—	1,500
Operating income	5,226	819	1,216	—	7,261
Other expenses, net	7,979	—	105	—	8,084
Equity in earnings of subsidiaries	1,519	—	—	(1,519)	—
Net (loss) income	(1,343)	819	700	(1,519)	(1,343)
Cash Flow Data:
Six Months Ended June 30, 2004
Net cash (used in) provided by operating activities	$(5,120)	$(30)	$866	$—	$(4,284)
Investing activities:
Purchase of leaseholds and equipment	(592)	—	—	—	(592)
Contingent purchase payments	(464)	—	—	—	(464)
Net cash used in investing activities	(1,056)	—	—	—	(1,056)
Financing activities:
Net proceeds from initial public offering	46,966	—	—	—	46,966
Repurchase of common stock subject to put/call rights	(6,250)	—	—	—	(6,250)
Proceeds from senior credit facility	24,950	—	—	—	24,950
Payments on long-term borrowings	(37)	—	(38)	—	(75)
Payments on joint venture borrowings	—	—	(270)	—	(270)
Payments on debt issuance costs	(1,253)	—	—	—	(1,253)
Payments on capital leases	(1,081)	—	—	—	(1,081)
Repurchase of 14% senior subordinated second lien notes	(57,734)	—	—	—	(57,734)
Net cash provided by (used in) financing activities	5,561	—	(308)	—	5,253
Effect of exchange rate changes	—	—	(126)	—	(126)
(Decrease) increase in cash and cash equivalents	(615)	(30)	432	—	(213)
Six Months Ended June 30, 2003
Net cash provided by (used in) operating activities	$8,903	$(1,713)	$841	$—	$8,031
Investing activities:
Purchase of leaseholds and equipment	(317)	—	—	—	(317)
Contingent purchase payments	(237)	—	—	—	(237)
Net cash used in investing activities	(554)	—	—	—	(554)
Financing activities:
Proceeds from other debt	—	323	—	—	323
Payments on long-term borrowings	(5,848)	—	—	—	(5,848)
Payments on joint venture borrowings	(370)	(12)	—	—	(382)
Payments of debt issuance costs	(522)	—	—	—	(522)
Payments on capital leases	(1,182)	—	—	—	(1,182)
Net cash (used in) provided by financing activities	(7,922)	311	—	—	(7,611)
Effect of exchange rate changes	407	—	—	—	407
Increase (decrease) in cash and cash equivalents	834	(1,402)	841	—	273

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

We continue to be subject to certain factors that could cause our results to differ materially from expected and historical results (see the “Risk Factors” set forth in our 2003 Form 10-K filed on March 29, 2004 and our Form S-1 (333-112652) Registration Statement.

Overview

Our Business

We manage parking facilities in urban markets and at airports across the United States and in three Canadian provinces. We do not own any facilities, but instead enter into contractual relationships with property owners or managers.

We operate our clients’ parking properties through two types of arrangements: management contracts and leases. Under a management contract, we typically receive a base monthly fee for managing the facility, and we may also receive an incentive fee based on the achievement of facility performance objectives. We also receive fees for ancillary services. Typically, all of the underlying revenues and expenses under a standard management contract flow through to our clients rather than to us. However, some management contracts, which are referred to as “reverse” management contracts, usually provide for larger management fees and require us to pay various costs. Under lease arrangements, we generally pay to the property owner either a fixed annual rent, a percentage of gross customer collections, or a combination thereof. We collect all revenues under lease arrangements and we are responsible for most operating expenses, but we are typically not responsible for major maintenance, capital expenditures or real estate taxes. Margins for lease contracts vary significantly, not only due to operating performance, but also due to variability of parking rates in different cities and varying space utilization by parking facility type and location. As of June 30, 2004, we operated 84% of our locations under management contracts and 16% under leases.

In evaluating our financial condition and operating performance, management’s primary focus is on our gross profit, total general and administrative expense and general and administrative expense as a percentage of our gross profit. Although the underlying economics to us of management contracts and leases are similar, the manner in which we are required to account for them differs. Revenue from leases includes all gross customer collections derived from our leased locations (net of parking tax), whereas revenue from management contracts only includes our contractually agreed upon management fees and amounts attributable to ancillary services. Gross customer collections at facilities under management contracts, therefore, are not included in our revenue. Accordingly, while our revenue can fluctuate simply based on the proportion of leases to management contracts, our gross profit will not fluctuate merely because of the structure of our operating agreements. For example, as of June 30, 2004, 84% of our locations were operated under management contracts and 80% of our gross profit for the period ended June 30, 2004 was derived from management contracts. Only 37% of total revenue (excluding reimbursement of management contract expenses), however, was from management contracts because under those contracts the revenue collected from parking customers belongs to our clients. Therefore, gross profit and total general and administrative expense, rather than revenue, are management’s primary focus.

Our Initial Public Offering

In June 2004, we closed our initial public offering and the sale of 4,666,667 shares of common stock, including the underwriters’ exercise of an over-allotment option, at a price of $11.50 per share. We raised a total of $53.7 million in gross proceeds from this offering. After deducting the underwriting discount of $3.8 million, and offering expenses of $2.9 million, net proceeds to us were $47.0 million. In conjunction with this offering, we entered into a new $90.0 million senior credit facility and redeemed our 14% Notes in the amount of

$57.7 million. In addition, we paid $1.6 million of interest premium on the 14% Notes, $0.8 million of interest previously deferred on the term loan for the old senior credit facility, $6.6 million to purchase the common stock subject to put/call rights and any remaining existing stock options of the common stock (plus a $5.0 million note), $1.3 million in debt issuance costs for the new senior credit facility and $0.3 million for professional fees related to the exchange of debt.

Summary of Operating Facilities

We focus our operations in core markets where a concentration of locations improves customer service levels and operating margins. The following table reflects our facilities operated at the end of the periods indicated:

	June 30, 2004	December 31, 2003	June 30, 2003

Managed facilities	1,605	1,567	1,568
Leased facilities	309	295	286

Total facilities	1,914	1,862	1,854

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

Special Charges

We have incurred a variety of special charges during the periods discussed. These charges have included costs associated with incremental integration costs and certain expenses of AP Holdings, Inc, our former parent company.

Management Fee

Since 2002, we were a party to a management agreement with AP Holdings that provided for periodic payment of annual management fees of $3.0 million. We paid the management fees through the second quarter of 2004. The fee was terminated upon the closing of the initial public offering in June 2004.

Results of Operations

Three Months ended June 30, 2004 Compared to Three Months ended June 30, 2003

 Parking services revenue—lease contracts. Lease contract revenue increased $1.2 million, or 3.4%, to $37.1 million in the second quarter of 2004, compared to $35.9 million in the second quarter of 2003. The majority of this increase resulted from the net addition of 23 contracts which more than offset those lost through contract expirations and conversions to management contracts.

 Parking services revenue—management contracts. Management contract revenue increased $2.5 million, or 12.8%, to $21.6 million in the second quarter of 2004 compared to $19.1 million in the second quarter of 2003. This increase resulted from the net addition of 37 contracts, the impact of increased revenue from insurance and other ancillary services and conversions from lease contracts.

 Reimbursement of management contract expense. Reimbursement of management contract expenses decreased $2.1 million, or 2.5%, to $82.2 million in the second quarter of 2004, as compared to $84.3 million in the second quarter 2003. This decrease resulted from a reduction in costs incurred on the behalf of owners.

 Cost of parking services—lease contracts. Cost of parking for lease contracts increased $0.8 million, or 2.6%, to $33.5 million for the second quarter of 2004, from $32.7 million for the second quarter of 2003. The majority of this increase resulted from the net addition of 23 contracts which more than offset the cost reductions associated with those lost through contract expirations and conversions to management contracts.

 Cost of parking services—management contracts. Cost of parking for management contracts increased $1.5 million, or 20.3%, to $9.0 million in the second quarter of 2004, from $7.5 million in the second quarter 2003. This increase resulted primarily from the net addition of 37 contracts and increased costs on reverse management contracts.

 Reimbursed management contract expense. Reimbursed management contract expense decreased $2.1 million, or 2.5%, to $82.2 million in the second quarter of 2004, as compared to $84.3 million in the second quarter 2003. This decrease resulted from a reduction in costs incurred on the behalf of owners.

 Gross profit—lease contracts. Gross profit for lease contracts increased $0.4 million, or 12.0%, to $3.6 million in the second quarter of 2004, as compared to $3.2 million in the second quarter of 2003. Gross margin for lease contracts increased to 9.6% in the second quarter of 2004 as compared to 8.9% for the second quarter of 2003. This increase in gross profit resulted primarily from the net addition of 23 contracts and the increase in gross margin primarily relates to improvement in operating expenses on existing contracts.

 Gross profit—management contracts. Gross profit for management contracts increased $0.9 million, or 7.9%, to $12.5 million for the second quarter of 2004, as compared to $11.6 million in the second quarter of 2003. Gross margin for management contracts decreased to 58.2% for the second quarter of 2004 as compared to 60.8% for the second quarter of 2003. The increase in gross profit was primarily related to the net addition of 37 contracts and the decrease in gross margin was primarily related to increased costs on reverse management contracts.

 General and administrative expenses. General and administrative expenses increased $0.7 million, or 8.4%, to $8.7 million for the second quarter of 2004, compared to $8.0 million for the second quarter of 2003. This increase resulted primarily from increases in wage and benefit costs, professional fees and approximately $0.2 million in additional costs of being a public equity company.

 Special charges. We recorded no special charges for the second quarter of 2004 compared to $0.2 million for the second quarter of 2003. The 2003 special charges relate primarily to costs associated with our parent company.

 Management fee—parent company. We recorded $0.8 million of management fee for each of the second quarters of 2004 and 2003 to AP Holdings, Inc., pursuant to a management agreement that terminated in June 2004. The actual payment of the management fee is determined by the terms and conditions as set forth in the senior credit facility. In conjunction with our IPO, the management fee was terminated. We paid the management fee through June 30, 2004.

Six Months ended June 30, 2004 Compared to Six Months ended June 30, 2003

 Parking services revenue—lease contracts. Lease contract revenue increased $0.6 million, or 0.9%, to $72.2 million in the first six months of 2004, compared to $71.6 million in the first six months of 2003. The majority of this increase resulted from the net addition of 23 contracts which more than offset those lost through contract expirations and conversions to management contracts.

 Parking services revenue—management contracts. Management contract revenue increased $5.4 million, or 14.4%, to $42.5 million in the first six months of 2004 compared to $37.1 million in the first six months of 2003. This increase resulted from the net addition of 37 contracts, the impact of increased revenue from insurance and other ancillary services and conversions from lease contracts.

 Reimbursement of management contract expense. Reimbursement of management contract expenses increased $8.8 million, or 5.5%, to $169.9 million in the first six months of 2004, as compared to $161.1 million in the first six months of 2003. This increase resulted from additional reimbursements for costs incurred on the behalf of owners.

 Cost of parking services—lease contracts. Cost of parking for lease contracts increased $0.5 million, or 0.7%, to $66.0 million for the first six months of 2004, from $65.5 million for the first six months of 2003. The majority of this increase resulted from the net addition of 23 contracts which more than offset the cost reductions associated with those lost through contract expirations and conversions to management contracts.

 Cost of parking services—management contracts. Cost of parking for management contracts increased $2.9 million, or 20.8%, to $17.1 million in the first six months of 2004, from $14.2 million in the first six months of 2003. This increase resulted primarily from the net addition of 37 contracts and increased costs on reverse management contracts.

 Reimbursed management contract expense. Reimbursed management contract expense increased $8.8 million, or 5.5%, to $169.9 million in the first six months of 2004, as compared to $161.1 million in the first six months of 2003. This increase resulted from additional reimbursements for costs incurred on the behalf of owners.

 Gross profit—lease contracts. Gross profit for lease contracts increased $0.2 million, or 3.7%, to $6.3 million in the first six months of 2004, as compared to $6.1 million in the first six months of 2003. Gross margin for lease contracts increased to 8.7% in the first six months of 2004 as compared to 8.4% for the first six months of 2003. This increase in gross profit resulted primarily from the net addition of 23 contracts and the increase in gross margin primarily relates to improvement in operating expenses on existing contracts.

 Gross profit—management contracts. Gross profit for management contracts increased $2.4 million, or 10.5%, to $25.3 million for the first six months of 2004, as compared to $22.9 million in the first six months of 2003. Gross margin for management contracts decreased to 59.6% for the first six months of 2004 as compared to 61.7% for the first six months of 2003. The increase in gross profit was primarily related to the net addition of 37 contracts and the decrease in gross margin was primarily related to increased costs on reverse management contracts.

 General and administrative expenses. General and administrative expenses increased $1.0 million, or 6.5%, to $17.1 million for the first six months of 2004, compared to $16.1 million for the first six months of 2003. This increase resulted primarily from increases in wage and benefit costs, professional fees and approximately $0.2 million in additional costs of being a public equity company.

 Special charges. We recorded no special charges for the first six months of 2004 compared to $0.3 million for the first six months of 2003. The 2003 special charges relate primarily to costs associated with our parent company and prior year terminated contracts.

 Management fee—parent company. We recorded $1.5 million of management fee for each of the first six months of 2004 and 2003 to AP Holdings pursuant to our management agreement. The actual payment of management fees was controlled by the terms and conditions of the existing senior credit facility. In conjunction with our IPO, the management fee was terminated. The management fee was paid through June 30, 2004.

Liquidity and Capital Resources

Outstanding Indebtedness

On June 30, 2004, we had total indebtedness of approximately $118.5 million, a reduction of $42.6 million from December 31, 2003. The $118.5 million includes:

•                  $61.1 million under our new senior credit facility;

•                  $49.6 million of 9 1/4% Notes, including $0.7 million in carrying value in excess of principal, which are due in March 2008; and

•                  $7.8 million of other debt including joint venture debentures, capital lease obligations and obligations on seller notes and other indebtedness.

We believe that our cash flow from operations, combined with additional borrowings under our senior credit facility will be available in an amount sufficient to enable us to pay our indebtedness, or to fund other liquidity needs. We may need to refinance all or a portion of our indebtedness, including the 9 1/4% Notes, on or before their respective maturities. We believe that we will be able to refinance our indebtedness, including the new senior credit facility and the 9 1/4% Notes, on commercially reasonable terms. However, if we are unable to refinance our debt, we may default under the terms of our indebtedness, which could lead to an acceleration of the debt. We do not expect that we could repay all of our outstanding indebtedness if the repayment of such indebtedness were accelerated.

Senior Credit Facility

We entered into a new credit agreement as of June 2, 2004 with LaSalle Bank National Association, as agent and Wells Fargo Bank, N.A., as syndication agent.  LaSalle and Wells Fargo have subsequently assigned a portion of their loans and rights as lender to Fifth Third Bank Chicago and U.S. Bank National Association. This new credit agreement represents a refinancing of the prior $65.0 million senior credit facility with LaSalle and certain other lenders.

The new senior credit facility now consists of a $90.0 million revolving credit facility that will expire on June 2, 2007, provided in the following commitments:

•                  $30.0 million by LaSalle

•                  $30.0 million by Wells Fargo

•                  $20.0 million by US Bank

•                  $10.0 million by Fifth Third

The new revolving credit facility includes a letter of credit sub-facility with a sublimit of $30.0 million provided by Wells Fargo and a swing line sub-facility with a sublimit of $5.0 million.

The new revolving credit facility bears interest, at our option, at either (1) LIBOR plus the applicable LIBOR Margin ranging between 2.50% and 3.25% depending on the ratio of our total funded indebtedness to our EBITDA from time to time (“Total Debt Ratio”) or (2) the Base Rate (as defined below) plus the applicable Base Rate Margin raging between 1.00% and 1.75% depending on our Total Debt Ratio.  We may elect interest periods of one, two, three or six months for LIBOR based borrowings.   The Base Rate is the greater of (i) the rate publicly announced from time to time by LaSalle as its “prime rate”, or (ii) the overnight federal funds rate plus 0.50%.

The new senior credit facility includes covenants that limit our ability to incur additional indebtedness, issue preferred stock or pay dividends and contain certain other restrictions on our activities.  We are required to repay borrowings under the new senior credit facility out of the proceeds of future issuances of debt or equity securities and asset sales, subject to certain customary exceptions. The new senior credit facility is secured by substantially all of and after-acquired assets (including a pledge of 100% of the stock of our existing and future domestic guarantor subsidiaries and 65% of the stock of our existing and future foreign subsidiaries).

At June 30, 2004, we had $19.9 million of letters of credit outstanding under the new senior credit facility, borrowings against the new senior credit facility aggregated $61.1 million and we had $9.0 million available under the new senior credit facility.

Letters of Credit

As of June 30, 2004, we had $19.9 million in letters of credit outstanding, which constitute a use of availability under our revolving credit facility.

We are required under certain contracts to provide performance bonds. These bonds are typically renewed on an annual basis. As of June 30, 2004, we provided $5.9 million in letters of credit to collateralize our current performance bond program. We do not expect that we will need to provide any additional collateral to support our current performance bond program. However, a material downturn in our financial performance may lead our sureties to require additional collateral. While we expect that in such event we will be able to provide sufficient collateral, there can be no assurance that we would be able to do so.

During the first six months of 2004, we provided letters of credit totaling $2.0 million to our casualty insurance carrier to collateralize our casualty insurance program.

During the first quarter of 2003, our casualty insurance carrier returned funds previously held in trust, in the amount of $12.0 million, which was exchanged for a letter of credit in the same amount.

Lease Commitments

We have lease commitments of $20.5 million for fiscal 2004. The leased properties generate sufficient cash flow to meet the base rent payment.

Guarantor Payments

Pursuant to our obligations with respect to the parking garage operations at Bradley International Airport, we have guaranteed any revenue shortfall and are required to make certain payments for the benefit of the State of Connecticut and for holders of special facility revenue bonds. We made deficiency payments (net of repayments) of $1.2 million in 2002, $3.3 million in 2003 and $1.4 million in the first six months of 2004. Although we expect to recover all amounts owed to us, we expect that we may have to make material additional deficiency payments in the near term.

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

Our average investment in working capital depends on our contract mix. For example, an increase in contracts that require all cash deposited in our bank accounts reduces our investment in working capital and improves our liquidity. During the first six months of 2004 and the first six months of 2003, there were no material changes in these types of contracts. In addition, our clients may accelerate monthly distributions to them and have an estimated distribution occur in the current month. During the first six months of 2004 and the first six months of 2003, there were no material changes in the timing of current month distributions.

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

Net Cash Provided by Operating Activities

Net cash used in operating activities totaled $4.3 million for the first six months of 2004. Cash used during the first six months of 2004 included an increase in accounts receivable of $1.9 million, a net decrease in accrued liabilities of $5.7 million primarily related to the interest payment of $2.3 million on the senior subordinated notes, $2.6 million of interest on the 14% Notes, which is the final interest payment on the 14% Notes and in conjunction with our IPO we paid $1.6 million of interest premium on the 14% Notes, $0.8 million of interest previously deferred on the term loan, $0.6 million of prepayment penalty on the old senior credit facility, $0.3 million in professional fees related to the exchange of debt and $0.3 million used for purchasing an option related to our common stock which was partially offset by an increase in accounts payable of $1.5 million.

Net cash provided by operating activities totaled $8.0 million for the first six months of 2003. Cash provided during the first six months of 2003 included $12.0 million from the return of funds held in a trust by our casualty insurance carrier, which was exchanged for a letter of credit in the same amount and a decrease in prepaid and other assets of $2.5 million, which were offset by $5.3 million in interest payments on the senior subordinated notes, an increase in accounts receivable of $3.4 million and a decrease in accounts payable of $1.1 million.

Net Cash Used in Investing Activities

Net cash used in investing activities totaled $1.1 million in the first six months of 2004. Cash used in investing for 2004 included capital expenditures of $0.6 million for capital investments needed to secure and/or extend leased facilities, investment in information system enhancements and infrastructure and $0.5 million for contingent payments on previously acquired contracts.

Net cash used in investing activities totaled $0.6 million for the first six months of 2003. Cash used in investing for the first six months of 2003 resulted from capital purchases to secure and/or extend leased facilities and investments in management information system enhancements of $0.3 million and contingent purchase payments on previously acquired contracts of $0.3 million

Net Cash Used in Financing Activities

Net cash provided by financing activities totaled $5.3 million in the first six months of 2004. The 2004 activity included $47.0 million in net proceeds from the initial public offering, $25.0 million in borrowings on the senior credit facility offset by cash used of $57.7 million for repurchase of the 14% senior subordinated second lien notes, $6.3 million used for the purchase of common stock subject to put/call rights, $1.3 million used for debt issuance costs on the new senior credit facility, $1.1 million used for payments on capital leases and $0.3 million for cash used on joint venture and other long-term borrowings.

Net cash used in financing activities totaled $7.6 million in the first six months of 2003. The 2003 activity included $5.8 million in payments on the senior credit facility, $1.2 million on capital lease payments, $0.5 million in debt issuance costs and repayments on joint venture borrowings of $0.4 million.

Cash and Cash Equivalents

We had cash and cash equivalents of $8.3 million at June 30, 2004, compared to $8.5 million at December 31, 2003.

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

Impairment of Long-Lived Assets and Goodwill

As of June 30, 2004, our net long-lived assets were comprised primarily of $14.0 million of property, equipment and leasehold improvements and $2.0 million of contract and lease rights. In accounting for our long-lived assets, other than goodwill, we apply the provisions of SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” As of June 30, 2004, we had $117.7 million of goodwill.

The determination and measurement of an impairment loss under these accounting standards require the significant use of judgment and estimates. The determination of fair value of these assets utilizes cash flow projections that assume certain future revenue and cost levels, assumed discount rates based upon current market conditions and other valuation factors, all of which involve the use of significant judgment and estimation. For the year ended December 31, 2003, and for the six month period ended June 30, 2004, we were not required to record any impairment charges related to long-lived assets or to goodwill. Future events may indicate differences from our judgments and estimates which could, in turn, result in impairment charges in the future. Future events that may result in impairment charges include increases in interest rates, which would impact discount rates, unfavorable economic conditions or other factors which could decrease revenues and profitability of existing locations and changes in the cost structure of existing facilities. Factors that could potentially have an unfavorable economic effect on our judgments and estimates include, among others: changes imposed by governmental and regulatory agencies, such as property condemnations and assessment of parking-related taxes; construction or other events that could change traffic patterns; and terrorism or other catastrophic events.

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

Litigation

We are subject to litigation in the normal course of our business. We apply the provisions of SFAS No. 5, “Accounting for Contingencies,” in determining the timing and amount of expense recognition associated with legal claims against us. Management uses guidance from internal and external legal counsel on the potential outcome of litigation in determining the need to record liabilities for potential losses and the disclosure of pending legal claims. See Note L of the notes to consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

Our primary market risk exposure consists of risk related to changes in interest rates. Historically, we have not used derivative financial instruments for speculative or trading purposes.

Our new $90.0 million senior credit facility provides for a $90.0 million revolving variable rate senior credit facility. Interest expense on such borrowing is sensitive to changes in the market rate of interest. If we were to borrow the entire $90.0 million available under the facility, a 1% increase in the average market rate would result in an increase in our annual interest expense of $0.9 million.

This amount is determined by considering the impact of the hypothetical interest rates on our borrowing cost, but does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Due to the uncertainty of the specific changes and their possible effects, the foregoing sensitivity analysis assumes no changes in our financial structure.

Foreign Currency Risk

Our exposure to foreign exchange risk is minimal. All foreign investments are denominated in U.S. dollars, with the exception of Canada. We had approximately $2.7 million and $0.3 million of Canadian dollar denominated cash and debt instruments, respectively, at June 30, 2004. We do not hold any hedging instruments related to foreign currency transactions. We monitor foreign currency positions and may enter into certain hedging instruments in the future should we determine that exposure to foreign exchange risk has increased.

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

PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities

Use of Proceeds

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-112652) that was declared effective by the Securities and Exchange Commission on May 25, 2004, pursuant to which we sold 4,666,667 shares of our common stock, including 166,667 shares sold in connection with the exercise of the underwriters’ over-allotment option.  In addition, Steamboat Industries LLC, our parent company, registered and sold 333,333 shares of common stock in connection with the exercise of the underwriters’ over-allotment option.

Our initial public offering of common stock commenced on May 27, 2004 and was completed after all of the shares of common stock that were registered were sold. The managing underwriters in our initial public offering were William Blair & Company and Thomas Weisel Partners LLC.

The aggregate offering price of the 4,666,667 shares registered and sold by us was $53.7 million. Of this amount, $3.6 million was paid in underwriting discounts and commissions, and an additional $2.9 million of expenses was incurred, of which approximately $0.9 million was incurred during the three months ended March 31, 2004 and $2.0 million was actually incurred during the three months ended June 30, 2004.

None of the expenses were paid, directly or indirectly, to directors, officers or persons owning 10% or more of our common stock, or to our affiliates

The aggregate offering price of the 333,333 shares registered and sold by the selling stockholder was $3.8 million. Of this amount, approximately $0.3 million was paid in underwriting discounts and commissions.

As of June 30, 2004, we used the net proceeds of $47.0 million from the offering primarily to redeem and otherwise repurchase some of our 14% Notes at 104% of principal amount including accrued interest.

Recent Sales of Unregistered Securities

From April 1, 2004 through June 30, 2004, we sold and issued the following unregistered securities:

(1)   From April 1, 2004 through June 30, 2004, we granted stock options to purchase an aggregate of 156,522 shares of our common stock, at an exercise price of $11.50 per share, to employees, consultants and directors, pursuant to our Long-Term Incentive Plan. The APCOA/Standard Parking, Inc. 2001 Stock Option Plan adopted in January 2002 was amended and restated as our Long-Term Incentive Plan in connection with our initial public offering. In connection with our initial public offering, options to purchase 503.86 shares of our Series D preferred stock were converted into options to purchase 444,836 shares of our common stock under our Long-Term Incentive Plan.

(2)   In June 2004, we issued 8,696 shares of our common stock to four of our directors: Charles L. Biggs, Karen M. Garrison, Robert S. Roath and Leif F. Onarheim.

The sale and issuance of securities described in paragraphs (1) and (2) above were deemed to be exempt from registration under the Securities Act by virtue of Section 4(2) promulgated thereunder in that the issuances were made to a limited number of sophisticated offerees who had intimate knowledge of us and access to information that would be included in a registration statement.

Recent Repurchases of Equity Securities

Period (2004)	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-April 30	—		—		—	—
May 1-May 31	—		—		—	—
June 1-June 30	5.01	*	$2,245,428.05	**	—	—

* Repurchase made as required by a 1998 stockholders’ agreement. Not made pursuant to a publicly announced plan or program.

**$6.3 million was paid in cash and $5.0 million was paid in a note. The obligation for this note was assumed by Steamboat Industries LLC, our parent company.

Item 4. Submission of Matters to a Vote of Security Holders

On May 25, 2004, pursuant to a written consent in lieu of a special meeting of the holders of our Series D preferred stock, the holders of the Series D preferred stock unanimously approved the amendment to our certificate of incorporation and the amendment to the terms of the Series D preferred stock.

On May 25, 2004, pursuant to a written consent in lieu of a special meeting of a majority of our stockholders, 84% of the stockholders approved the following actions:

•                  the amendment to our certificate of incorporation;

•                  the amendment of our bylaws;

•                  election of the following persons to the Board of Directors, effective as of the date of filing of our Restated Certificate of Incorporation: (i) Charles L. Biggs, (ii) Karen M. Garrison, (iii) Leif Onarheim, (iv) Petter Ostberg, and (v) Robert S. Roath;

•                  setting the term of the new directors to be until the next annual meeting of the stockholders, or until his or her successor is elected and qualified; and

•                  the amendment to our stock option plan by increasing the number of our shares of common stock available for issuance under the plan.

Item 6. Exhibits and Reports on Form 8-K

(a)         Exhibits

Exhibit Number	Description

10.1	First Amendment to Credit Agreement dated July 7, 2004 among the Company, various Financial Institutions, LaSalle Bank National Association and Wells Fargo Bank, N.A.

31.1	Section 302 Certification dated August 13, 2004 for James A. Wilhelm, Chief Executive Officer and President
31.2	Section 302 Certification dated August 13, 2004 for G. Marc Baumann, Executive Vice President, Chief Financial Officer and Treasurer
31.3	Section 302 Certification dated August 13, 2004 for Daniel R. Meyer, Senior Vice President, Corporate Controller and Assistant Treasurer
32.1	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)         Reports on Form 8-K

During the second quarter of 2004, we filed the following current reports on Form 8-K:

Date of Report	Description

April 2, 2004	We announced our fourth quarter and full year 2003 operating results.
May 10, 2004	We announced our first quarter 2004 operating results.
May 27, 2004	We announced our initial public offering of our common stock.
June 2, 2004

We announced the filing of the Final Underwriting Agreement, Second Amended and Restated Articles of Incorporation, Amended and Restated Bylaws, Closing of New Senior Credit Facility and the Exercise of Underwriters’ Over-Allotment Option.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD PARKING CORPORATION

Dated: August 13, 2004	By:	/s/ DANIEL R. MEYER
Daniel R. Meyer Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer and Duly Authorized Officer)

Dated: August 13, 2004	By:	/s/ G. MARC BAUMANN
G. Marc Baumann Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	First Amendment to Credit Agreement, dated July 7, 2004 among the Company, various Financial Institutions LaSalle Bank National Association and Wells Fargo Bank, N.A.

31.1	Section 302 Certification dated August 13, 2004 for James A. Wilhelm, Chief Executive Officer and President
31.2	Section 302 Certification dated August 13, 2004 for G. Marc Baumann, Executive Vice President, Chief Financial Officer and Treasurer
31.3	Section 302 Certification dated August 13, 2004 for Daniel R. Meyer, Senior Vice President, Corporate Controller and Assistant Treasurer
32.1	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002