Form 10-Q
period 2004-09-30
STANDARD PARKING CORP
filed 2004-11-12
CIK 1059262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of November 12, 2004, there were 10,464,888 shares of common stock of the registrant outstanding.

STANDARD PARKING CORPORATION

FORM 10-Q INDEX

Part I. Financial Information
Item 1.	Financial Statements:
Condensed Consolidated Balance Sheets as of September 30, 2004 (Unaudited) and December 31, 2003
Condensed Consolidated Statements of Operations (Unaudited) for the three months ended September 30, 2004 and September 30, 2003 and for the nine months ended September 30, 2004 and September 30, 2003
Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2004 and September 30, 2003
Notes to Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures
Part II. Other Information
Item 6.	Exhibits and Reports on Form 8-K
Signatures
Index to Exhibits

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share data)

	September 30, 2004	December 31, 2003
	(Unaudited)	(see Note)
ASSETS
Current assets:
Cash and cash equivalents	$7,478	$8,470
Notes and accounts receivable, net	31,221	30,923
Prepaid expenses and supplies	2,926	1,436
Total current assets	41,625	40,829

Leaseholds and equipment, net	14,851	15,959
Long-term receivables, net	7,145	5,431
Advances and deposits	1,803	2,090
Goodwill	118,052	117,390
Intangible and other assets, net	5,621	7,886

Total assets	$189,097	$189,585

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$24,482	$24,971
Accrued and other current liabilities	18,768	22,261
Current portion of long-term borrowings	2,931	2,840
Total current liabilities	46,181	50,072

Long-term borrowings, excluding current portion	113,598	158,239
Other long-term liabilities	18,784	19,776
Convertible redeemable preferred stock, series D	1	56,399
Redeemable preferred stock, series C	—	60,389
Common stock subject to put/call rights; 5.01 shares issued and outstanding	—	10,712

Common stockholders’ equity (deficit):
Common stock, par value $1 per share; 3,000 shares authorized; 26.3 shares issued and outstanding	—	1
Common stock, par value $.001 per share; 12,000,100 shares authorized; 10,464,888 shares issued and outstanding	10	—
Additional paid-in capital	193,365	15,222
Accumulated other comprehensive income	(215)	(233)
Accumulated deficit	(182,627)	(180,992)
Total common stockholders’ equity (deficit)	10,533	(166,002)

Total liabilities and common stockholders’ equity (deficit)	$189,097	$189,585

Note:      The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See Notes to Condensed Consolidated Financial Statements.

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for share and per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Parking services revenue:
Lease contracts	$37,125	$31,989	$109,366	$103,554
Management contracts	20,089	18,491	62,537	55,589
	57,214	50,480	171,903	159,143
Reimbursement of management contract expense	76,597	84,160	246,525	245,295
Total revenue	133,811	134,640	418,428	404,438

Cost of parking services:
Lease contracts	33,131	28,001	99,103	93,522
Management contracts	8,660	7,097	25,805	21,293
	41,791	35,098	124,908	114,815
Reimbursed management contract expense	76,597	84,160	246,525	245,295
Total cost of parking services	118,388	119,258	371,433	360,110

Gross profit:
Lease contracts	3,994	3,988	10,263	10,032
Management contracts	11,429	11,394	36,732	34,296
Total gross profit	15,423	15,382	46,995	44,328

General and administrative expenses	7,848	8,265	24,997	24,365
Special charges	—	203	—	548
Depreciation and amortization	1,554	1,815	4,724	5,555
Management fee-parent company	—	750	1,500	2,250
Non-cash stock option compensation expense (1)	—	—	2,293	—

Operating income	6,021	4,349	13,481	11,610
Other expenses (income):
Interest expense	2,414	4,061	10,956	12,247
Interest income	(78)	(51)	(420)	(153)
Net loss (gain) from extinguishment of debt	27	(1,757)	(3,833)	(1,757)
	2,363	2,253	6,703	10,337

Income before minority interest and income taxes	3,658	2,096	6,778	1,273

Minority interest expense	54	81	296	266
Income tax expense	19	148	336	483

Net income before preferred stock dividends and increase in value of common stock subject to put/call rights	3,585	1,867	6,146	524

Preferred stock dividends	—	4,052	7,243	11,567
Increase in value of common stock subject to put/call rights	—	297	538	937
Net income (loss)	$3,585	$(2,482)	$(1,635)	$(11,980)

Common Stock Data:
Net income (loss) per common share:
Basic	$.34	$—	$(.36)	$—
Diluted (2)	$.33	$—	$(.36)	$—
Weighted average common shares outstanding:
Basic	10,464,888	—	4,564,902	—
Diluted (2)	10,708,537	—	4,564,902	—

(1)   Non-cash stock option compensation expense of $2,293 relates entirely to general and administrative expense

(2)   No incremental shares related to options are included for the nine-months ended due to a loss for that period.

See Notes to Condensed Consolidated Financial Statements.

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (in thousands, except for share and per share data, unaudited)

	Nine Months Ended
	September 30, 2004	September 30, 2003

Operating activities:
Net income	$6,146	$524
Adjustments to reconcile net income to net cash (used in) provided by operations:
Depreciation and amortization	4,724	5,555
Non-cash interest expense	279	2,287
Amortization of debt issuance costs	836	833
Amortization of carrying value in excess of principal	(1,256)	(2,189)
Non-cash stock option compensation expense	2,407	—
Changes in valuation allowance	752	(235)
Write-off of debt issuance costs	2,385	—
Write-off of carrying value in excess of principal related to the 14% senior subordinated second lien notes	(8,207)	—
Gain on extinguishments of debt	—	(1,757)
Change in operating assets and liabilities	(9,070)	2,332
Net cash (used in) provided by operating activities	(1,004)	7,350

Investing activities:
Purchase of leaseholds and equipment	(908)	(591)
Contingent purchase payments	(557)	(460)
Net cash used in investing activities	(1,465)	(1,051)

Financing activities:
Net proceeds from initial public offering	46,715	—
Repurchase of common stock subject to put/call rights	(6,250)	—
Redemption of series C preferred stock	—	(2,413)
Proceeds from other debt	—	332
Proceeds from senior credit facility	22,350	7,800
Payments on long-term borrowings	(96)	(33)
Payments on joint venture borrowings	(410)	(558)
Payments of debt issuance costs	(1,402)	(2,834)
Payments on capital leases	(1,714)	(1,656)
Repurchase of 14% senior subordinated second lien notes	(57,734)	(5,915)
Net cash provided by (used in) financing activities	1,459	(5,277)

Effect of exchange rate changes on cash and cash equivalents	18	335

(Decrease) increase in cash and cash equivalents	(992)	1,357
Cash and cash equivalents at beginning of period	8,470	6,153

Cash and cash equivalents at end of period	$7,478	7,510
Supplemental disclosures:
Cash paid during the period for:
Interest	$13,772	$11,728
Income taxes	191	565
Supplemental disclosures of non-cash activity:
Debt issued for capital lease obligation	$2,453	$682
Issuance of 14% senior subordinated second lien notes	375	1,232

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

In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the financial position and results of operations have been included. Operating results for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that might be expected for any other interim period or the fiscal year ending December 31, 2004. The financial statements presented in this report should be read in conjunction with the consolidated financial statements and footnotes thereto included in our 2003 Annual Report on Form 10-K filed March 29, 2004.

2.     Recently Issued Accounting Pronouncements

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued an Exposure Draft, “Share-Based Payment”, which is a proposed amendment to SFAS No. 123, “Accounting for Stock-Based Compensation”.  In October of 2004, the FASB concluded that Statement 123R, “Share-Based Payments” which would require all companies to measure compensation cost for all share-based payments including employee stock options at fair value would be effective for public companies for interim periods beginning after June 15, 2005.  The final standard offers us alternative methods of adopting this final rule.  At the present time, we have not yet determined which alternative method we will use.

3.     Goodwill and Intangible Assets

As of September 30, 2004 and 2003, our definite lived intangible assets of $1.8 million and $2.4 million, respectively, net of accumulated amortization of $3.9 million and $3.4 million, respectively, which primarily consist of non-compete agreements, continue to be amortized over their useful lives.

The change in the carrying amount of goodwill is summarized as follows (in thousands):

Beginning balance at December 31, 2003	$117,390
Effect of foreign currency translation	105
Contingency payments related to prior acquisitions	557
Ending balance at September 30, 2004	$118,052

Amortization expense for intangible assets during the nine months ended September 30, 2004 was $0.5 million. Estimated amortization expense for the remainder of 2004 and the five succeeding fiscal years is as follows (in thousands):

Estimated Amortization Expense

Remainder of 2004	$149
2005	572
2006	516
2007	516
2008	141
2009	16

4.     Long-term Receivables

Long-term receivables, net, consist of the following:

	Amount Outstanding
	September 30, 2004	December 31, 2003
	(in thousands)
Bradley International Airport
Guarantor payments	$6,236	$4,471
Other Bradley related, net	2,491	2,611
Valuation allowance	(2,484)	(2,650)
Net amount related to Bradley	6,243	4,432
Other long-term receivables, net	902	999
Total long-term receivables, net	$7,145	$5,431

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

To the extent that monthly gross receipts are not sufficient for the trustee to make the required payments we are obligated, pursuant to our guaranty agreement, to deliver the deficiency amount to the trustee within three business days of notice. We are responsible for these deficiency payments regardless of the amount of utilization for the Bradley parking facilities. We made deficiency payments of $1.8 million in the period ended September 30, 2004 and $3.3 million in the year ended December 31, 2003.

We recorded $2.7 million as a valuation allowance related to long-term receivables during the year ended December 31, 2003. The amount was sufficient to cover all net receivables related to Bradley Airport other than the guarantor payments. There was no additional allowance recorded in the period ended September 30, 2004. It is anticipated that we will continue to reflect a valuation allowance against these receivables until the collectibility in the short term is readily apparent. In September 2004, we received payment of approximately $0.2 million which reduced the other Bradley related amount and we reversed an equal amount of the valuation allowance.

5.     Special Charges

Included in “Special Charges” in the accompanying condensed consolidated statements of operations are the following:

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
	(in thousands)

Cost associated with financing alternatives	$—	$183
Cost associated with prior year terminated locations	—	67
Parent company expenses	—	298
	$—	$548

We recorded no special charges for the first nine months of 2004 compared to $0.5 million for the first nine months of 2003. The 2003 special charges relate primarily to costs associated with our parent company, costs associated with financing alternatives and costs associated with prior year terminated contracts, which were partially offset by a $0.2 million reimbursement from the Wayne County Airport settlement.

6.     Net Gain from Extinguishment of Debt

The net gain from extinguishment of debt consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
(Loss) gain:
Pre-payment penalty on former senior credit facility (1)	$—	$—	$(640)	$—
Professional fees related to extinguishment of debt (1)	(27)	—	(309)	—
Additional premium on 14% Notes (1)	—	—	(740)	—
Purchase of common stock options (1)	—	—	(300)	—
Write-off of debt issuance costs related to former senior credit facility (2)	—	—	(2,385)	—
Write-off of carrying value in excess of principal related to 14% Notes (2)	—	1,172	8,207	1,172
Gain on repurchase of 14% Notes (2)	—	585	—	585
Net (loss) gain from extinguishment of debt	$(27)	$1,757	$3,833	$1,757

(1) Cash

(2) Non-cash

7.     Borrowing Arrangements

Long-term borrowings, in order of preference, consist of:

	Interest Rate(s)	Due Date	Amount Outstanding
			September 30, 2004	December 31, 2003
			(in thousands)

Senior Credit Facility	Various	June 2007	$58,450	$36,100
Senior Subordinated Second Lien Notes	14.00%	December 2006	—	57,455
Senior Subordinated Notes	9 ¼%	March 2008	48,877	48,877
Carrying value in excess of principal	Various	Various	692	10,155
Joint venture debentures	11.00-15.00%	Various	1,452	1,863
Capital lease obligations	Various	Various	4,942	4,418
Obligations on Seller notes and other	Various	Various	2,116	2,211
			116,529	161,079
Less current portion			2,931	2,840

			$113,598	$158,239

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

A roll-forward schedule of the 14% Notes, 9 1/4% Notes and carrying value in excess of principal is as follows:

	14% Notes	9 1/4% Notes	Carrying value in excess of principal
	(in thousands)

Balance at December 31, 2003	$57,455	$48,877	$10,155
Amortization of carrying value	—	—	(1,256)
PIK Notes issued	279	—	—
Repurchase of 14% Senior Subordinated Second Lien Notes and write off of carrying value in excess of principal	(57,734)	—	(8,207)
Balance at September 30, 2004	$—	$48,877	$692

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

The new senior credit facility includes the covenants; fixed charge ratio, senior debt to EBITDA ratio, total debt to EBITDA ratio and a limit on net annual capital expenditures, that limit our ability to incur additional indebtedness, issue preferred stock or pay dividends and contain certain other restrictions on our activities.  We are required to repay borrowings under the new senior credit facility out of the proceeds of future issuances of debt or equity securities and asset sales, subject to certain customary exceptions. The new senior credit facility is secured by a first lien on substantially all of our assets and any subsequently acquired assets (including a pledge of 100% of the stock of our existing and future domestic guarantor subsidiaries and 65% of the stock of our existing and future foreign subsidiaries).  At September 30, 2004 we were in compliance with all of our covenants.

At September 30, 2004, we had $24.0 million of letters of credit outstanding under the new senior credit facility, borrowings against the senior credit facility aggregated $58.5 million, and we had $7.5 million available under the new senior credit facility.

The 9 1/4% Notes and new senior credit facility contain covenants that limit Standard from incurring additional indebtedness and issuing preferred stock, restrict dividend payments, limit transactions with affiliates and restrict certain other transactions. Substantially all of Standard’s net assets are restricted under these provisions and covenants (See Note 15).

Consolidated joint ventures have entered into four agreements for stand-alone development projects providing nonrecourse funding. These joint venture debentures are collateralized by the specific contracts that were funded and approximate the net book value of the related assets.

We have entered into various financing agreements, which were used for the purchase of equipment.

8.     Redeemable Preferred Stock, Series C

In connection with our IPO, we exchanged a portion of our 11 ¼% Redeemable Preferred Stock (the “Series C preferred stock”), that was owned by Steamboat Industries LLC for 5,789,499 shares of our common stock. Our remaining Series C preferred stock was contributed to us by our parent as a capital contribution. There are no outstanding shares of Series C preferred stock.

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

	Series C preferred stock 11 1/4% For the period ended
	September 30, 2004		December 31, 2003
	Shares	Value	Shares	Value
	(in thousands except for share data)

Beginning balance	31.9004	$60,389	33.2194	$56,347
Dividends accumulated	—	2,876	—	6,455
Exchange for common stock	(31.9004)	(63,265)	(1.319)	(2,413)

Ending balance	—	$—	31.9004	$60,389

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

	Series D preferred stock 18% For the period ended
	September 30, 2004		December 31, 2003
	Shares	Value	Shares	Value
	(in thousands except for share data)

Beginning balance	4,000	$56,399	4,000	$47,224
Dividends accumulated	—	4,367	—	9,175
Retirement	(3,990)	(60,765)	—	—

Ending balance	10	$1	4,000	$56,399

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

We account for stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under the intrinsic value method, because the exercise price of the employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company’s Consolidated Statements of Operations.

We are required under SFAS No. 123, to disclose pro forma information regarding option grants made to our employees based on specific valuation techniques that produce estimated compensation charges. The pro forma information is as follows (in thousands, except per-share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Net income (loss)-as reported	$3,585	$(2,482)	$(1,635)	$(11,980)
Add: Non-cash stock option compensation expense included in the reported net income, net of related tax effects	—	—	2,293	—
Deduct: Stock-based employee compensation expense using the fair value method net of related tax effects	(81)	—	(2,401)	—
Proforma net income (loss)	$3,504	$(2,482)	$(1,527)	$(11,980)

Basic net income (loss) per common share- as reported	$.34	—	$(.36)	—
Diluted net income (loss) per common share- as reported (1)	$.33	—	$(.36)	—
Basic proforma net income (loss) per common share	$.33	—	$(.38)	—
Diluted proforma net income (loss) per common share (1)	$.33	—	$(.38)	—

(1) No incremental shares related to options are included for the nine-months ended due to a loss for that period.

The fair value of options granted was $6.21 for the three and nine months ended September 30, 2004.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants for the three and nine months ended September 30, 2004.

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Risk-free rate	—	—	2.7%	—
Expected dividend yield	—	—	0%	—
Expected volatility *	—	—	50%	—
Expected life	—	—	7 years	—

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

12.  Initial Public Offering

In June 2004, we closed our initial public offering and sale of 4,666,667 shares of common stock, including the underwriters’ exercise of an over-allotment option, at a price of $11.50 per share. A total of $53.7 million in gross proceeds was raised from this offering. After deducting the underwriting discount of $3.8 million, and offering expenses of $3.2 million, net proceeds to us were $46.7 million. In conjunction with this offering, we entered into a new $90.0 million senior credit facility and redeemed our 14% Notes in the amount of $57.7 million. In addition, we paid $1.6 million of interest premium on the 14% Notes, $0.8 million of interest previously deferred on the term loan for the old senior credit facility, $6.6 million to purchase the common stock subject to put/call rights and any remaining existing stock options of the common stock (plus a $5.0 million note assumed by our parent company), $1.4 million in debt issuance costs for the new senior credit facility and $0.3 million for professional fees related to the exchange of debt.

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

For the nine months ended September 30, 2004, the reported net income resulted in all options to purchase common shares of 121,825 being excluded from the calculation of diluted common shares since they are anti-dilutive..

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
	(in thousands except share and per share data)

Numerator:
Net income (loss)	$3,585	$(2,482)	$(1,635)	$(11,980)
Denominator:
Denominator for basic net income (loss) per common share:
Weighted average basic shares outstanding	10,464,888	—	4,564,902	—
Weighted average of diluted shares outstanding (1)	10,708,537	—	4,564,902	—
Basic net income (loss) per common share	$.34	$—	$(.36)	$—
Dilutive net income (loss) per common share (1)	$.33	$—	$(.36)	$—

(1) No incremental shares related to options are included for the nine-months ended due to a loss for that period.

14. Subsequent Event

On October 3, 2004, a Consulting Agreement dated March 20, 1998 between us and Sidney Warshauer, a former owner of ours, was terminated by its terms as a result of Mr. Warshauer’s death.  We will take a one-time non-cash charge to amortization expense in the fourth quarter of 2004 reflecting the write-off of the net unamortized balance of Mr. Warshauer’s covenant not to compete, which will result in a net increase in amortization expense of $0.49 million for the quarter.  Beginning in the fourth quarter 2004, our obligation to make quarterly cash payments of $0.14 million to Mr. Warshauer will cease, and beginning in 2005, we will no longer incur any amortization expense related to this Consulting Agreement.

15.  Subsidiary Guarantors

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

	Standard	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Balance Sheet Data:
September 30, 2004
Current assets:
Cash and cash equivalents	$4,800	$149	$2,529	$—	$7,478
Notes and accounts receivable, net	24,938	505	5,778	—	31,221
Prepaid expenses and supplies	2,915	—	11	—	2,926
Total current assets	32,653	654	8,318	—	41,625
Leaseholds and equipment, net	13,091	297	1,463	—	14,851
Long term receivables, net	7,145	—	—	—	7,145
Advances and deposits	1,564	—	239	—	1,803
Goodwill	110,551	3,583	3,918	—	118,052
Intangible and other	5,399	65	157	—	5,621
Investment in subsidiaries	9,801	—	—	(9,801)	—
Total assets	$180,204	$4,599	$14,095	$(9,801)	$189,097
Current liabilities:
Accounts payable	21,936	201	2,345	—	24,482
Accrued and other current liabilities	15,256	619	2,893	—	18,768
Current portion of long-term borrowings	2,122	—	809	—	2,931
Total current liabilities	39,314	820	6,047	—	46,181
Long-term borrowings, excluding current portion	112,293	13	1,292	—	113,598
Other long-term liabilities	18,063	—	721	—	18,784
Convertible redeemable preferred stock, series D	1	—	—	—	1
Common stockholders’ equity (deficit):
Common stock, par value $.001 per share; 12,000,100 shares authorized; 10,464,888 shares issued and outstanding	10	—	—	—	10
Additional paid-in capital	193,362	2	1	—	193,365
Accumulated other comprehensive income	—	—	(215)	—	(215)
Accumulated deficit	(182,839)	3,764	6,249	(9,801)	(182,627)
Total common stockholders’ equity (deficit)	10,533	3,766	6,035	(9,801)	10,533
Total liabilities and common stockholders’ equity (deficit)	$180,204	$4,599	$14,095	$(9,801)	$189,097
December 31, 2003
Current assets:
Cash and cash equivalents	$6,660	$78	$1,732	$—	$8,470
Notes and accounts receivable, net	25,889	542	4,492	—	30,923
Prepaid expenses and supplies	1,421	—	15	—	1,436
Total current assets	33,970	620	6,239	—	40,829
Leaseholds and equipment, net	13,518	381	2,060	—	15,959
Long term receivables, net	5,431	—	—	—	5,431
Advances and deposits	1,810	—	280	—	2,090
Goodwill	110,032	3,545	3,813	—	117,390
Intangible and other	7,544	119	223	—	7,886
Investment in subsidiaries	8,573	—	—	(8,573)	—
Total assets	$180,878	$4,665	$12,615	$(8,573)	$189,585
Current Liabilities:
Accounts payable	23,201	321	1,449	—	24,971
Accrued and other current liabilities	18,825	663	2,773	—	22,261
Current portion of long-term borrowings	1,922	—	918	—	2,840
Total current liabilities	43,948	984	5,140	—	50,072
Long-term borrowings, excluding current portion	156,325	20	1,894	—	158,239
Other long-term liabilities	19,107	—	669	—	19,776
Convertible redeemable preferred stock, series D	56,399	—	—	—	56,399
Redeemable preferred stock, series C	60,389	—	—	—	60,389
Common stock subject to put/call rights; 5.01 shares issued and outstanding	10,712	—	—	—	10,712
Common stockholders’ equity (deficit):
Common stock, par value $1 per share; 3000 shares authorized; 26.3 shares issued and outstanding	1	—	—	—	1
Additional paid-in-capital	15,221	—	1	—	15,222
Accumulated other comprehensive income	—	—	(233)	—	(233)
Accumulated deficit	(181,224)	3,661	5,144	(8,573)	(180,992)
Total common stockholders’ (deficit) equity	(166,002)	3,661	4,912	(8,573)	(166,002)
Total liabilities and common stockholders’ (deficit) equity	$180,878	$4,665	$12,615	$(8,573)	$189,585

Income Statement Data:
Nine Months Ended September 30, 2004
Parking services revenue:
Lease contracts	$84,415	$16,440	$8,511	$—	$109,366
Management contracts	59,135	123	3,279	—	62,537
	143,550	16,563	11,790	—	171,903
Reimbursement of management contract expense	246,525	—	—	—	246,525
Total revenue	390,075	16,563	11,790	—	418,428
Cost of parking services:
Lease contracts	76,647	15,099	7,357	—	99,103
Management contracts	24,586	53	1,166	—	25,805
	101,233	15,152	8,523	—	124,908
Reimbursement of management contract expense	246,525	—	—	—	246,525
Total cost of parking services	347,758	15,152	8,523	—	371,433
Gross profit:
Lease contracts	7,768	1,341	1,154	—	10,263
Management contracts	34,549	70	2,113	—	36,732
Total gross profit	42,317	1,411	3,267	—	46,995

General and administrative expenses	24,370	—	627	—	24,997
Depreciation and amortization	4,078	161	485	—	4,724
Management fee—parent company	1,500	—	—	—	1,500
Non-cash stock option compensation expense	2,293	—	—	—	2,293
Operating income	10,076	1,250	2,155	—	13,481
Other expenses (income):
Interest expense	10,802	—	154	—	10,956
Interest income	(357)	—	(63)	—	(420)
Net gain from extinguishment of debt	(3,833)	—	—	—	(3,833)
	6,612	—	91	—	6,703
Income before minority interest and income taxes	3,464	1,250	2,064	—	6,778
Minority interest expense	129	—	167	—	296
Income tax expense	120	—	216	—	336
Equity in earnings of subsidiaries	2,931	—	—	(2,931)	—
Net income before preferred stock dividends and increase in value of common stock subject to put/call rights	6,146	1,250	1,681	(2,931)	6,146
Preferred stock dividends	7,243	—	—	—	7,243
Increase in value of common stock subject to put/call rights	538	—	—	—	$538
Net (loss) income	$(1,635)	$1,250	$1,681	$(2,931)	$(1,635)
Nine Months Ended September 30, 2003
Parking services revenue:
Lease contracts	$79,558	$16,428	$7,568	$—	$103,554
Management contracts	52,566	135	2,888	—	55,589
	132,124	16,563	10,456	—	159,143
Reimbursement of management contract expense	245,295	—	—	—	245,295
Total revenue	377,419	16,563	10,456	—	404,438
Cost of parking services:
Lease contracts	71,928	15,005	6,589	—	93,522
Management contracts	20,522	36	735	—	21,293
	92,450	15,041	7,324	—	114,815
Reimbursement of management contract expense	245,295	—	—	—	245,295
Total cost of parking services	337,745	15,041	7,324	—	360,110
Gross profit:
Lease contracts	7,630	1,423	979	—	10,032
Management contracts	32,044	99	2,153	—	34,296
Total gross profit	39,674	1,522	3,132	—	44,328

General and administrative expenses	23,985	—	380	—	24,365
Special Charges	478	—	70	—	548
Depreciation and amortization	4,743	159	653	—	5,555
Management fee—parent company	2,250	—	—	—	2,250
Operating income	8,218	1,363	2,029	—	11,610
Other expenses (income):
Interest expense	12,039	1	207	—	12,247
Interest income	(95)	—	(58)	—	(153)
Net gain from extinguishment of debt	(1,757)	—	—	—	(1,757)
	10,187	1	149	—	10,337
Income before minority interest and income taxes	(1,969)	1,362	1,880	—	1,273
Minority interest expense	118	—	148	—	266
Income tax expense	180	—	303	—	483
Equity in earnings of subsidiaries	2,791	—	—	(2,791)	—
Net income before preferred stock dividends and increase in value of common stock subject to put/call rights	524	1,362	1,429	(2,791)	524
Preferred stock dividends	11,567	—	—	—	11,567
Increase in value of common stock subject to put/call rights	937	—	—	—	937
Net (loss) income	$(11,980)	$1,362	$1,429	$(2,791)	$(11,980)

Cash Flow Data:
Nine Months Ended September 30, 2004
Operating activities:
Net income (loss)	$6,146	$1,250	$1,681	$(2,931)	$6,146
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation and amortization	4,078	161	485	—	4,724
Non-cash interest expense	279	—	—	—	279
Amortization of debt issuance costs	836	—	—	—	836
Amortization of carrying value in excess of principal	(1,256)	—	—	—	(1,256)
Non-cash stock option compensation expense	2,407	—	—	—	2,407
Changes in valuation allowance	696	28	28	—	752
Write-off of debt issuance costs	2,385	—	—	—	2,385
Write-off of carrying value in excess of principal related to the 14% Notes	(8,207)	—	—	—	(8,207)
Change in operating assets and liabilities	(9,669)	(1,368)	(965)	2,931	(9,070)
Net cash (used in) provided by operating activities	(2,304)	71	1,229	—	(1,004)
Investing activities:
Purchase of leaseholds and equipment	(908)	—	—	—	(908)
Contingent purchase payments	(557)	—	—	—	557)
Net cash used in investing activities	(1,465)	—	—	—	(1,465)
Financing activities:
Net proceeds from initial public offering	46,715	—	—	—	46,715
Repurchase of common stock subject to put/call rights	(6,250)	—	—	—	(6,250)
Proceeds from senior credit facility	22,350	—	—	—	22,350
Payments on long-term borrowings	(56)	—	(40)	—	(96)
Payments on joint venture borrowings	—	—	(410)	—	(410)
Payments on debt issuance costs	(1,402)	—	—	—	(1,402)
Payments on capital leases	(1,714)	—	—	—	(1,714)
Repurchase of 14% senior subordinated second lien notes	(57,734)	—	—	—	(57,734)
Net cash provided by (used in) financing activities	1,909	—	(450)	—	1,459
Effect of exchange rate changes	—	—	18	—	18
(Decrease) increase in cash and cash equivalents	(1,860)	71	797	—	(992)
Cash and cash equivalents at beginning of period	6,660	78	1,732	—	8,470
Cash and cash equivalents at end of period	$4,800	$149	$2,529	$—	$7,478

Nine Months Ended September 30, 2003
Operating activities:
Net income (loss)	$524	$1,362	$1,429	$(2,791)	$524
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	4,743	159	653	—	5,555
Non-cash interest expense	2,287	—	—	—	2,287
Amortization of debt issuance costs	833	—	—	—	833
Amortization of carrying value in excess of principal	(2,189)	—	—	—	(2,189)
Changes in valuation allowance	(234)	—	(1)	—	(235)
Gain on extinguishment of debt	(1,757)	—	—	—	(1,757)
Change in operating assets and liabilities	3,561	(2,145)	(1,875)	2,791	2,332
Net cash provided by (used in) operating activities	7,768	(624)	206	—	7,350
Investing activities:
Purchase of leaseholds and equipment	(591)	—	—	—	(591)
Contingent purchase payments	(460)	—	—	—	460)
Net cash used in investing activities	(1,051)	—	—	—	(1,051)
Financing activities:
Redemption of series C preferred stock	(2,413)	—	—	—	(2,413)
Proceeds from other debt	—	332	—	—	332
Proceeds from senior credit facility	7,800	—	—	—	7,800
Payments on long-term borrowings	(33)	—	—	—	(33)
Payments on joint venture borrowings	(528)	(30)	—	—	(558)
Payments of debt issuance costs	(2,834)	—	—	—	(2,834)
Payments on capital leases	(1,656)	—	—	—	(1,656)
Repurchase of 14% Notes	(5,915)	—	—	—	(5,915)
Net cash (used in) provided by financing activities	(5,579)	302	—	—	(5,277)
Effect of exchange rate changes	—	335	—	—	335
Increase in cash and cash equivalents	1,138	13	206	—	1,357
Cash and cash equivalents at beginning of period	4,723	97	1,333	—	6,153
Cash and cash equivalents at end of period	$5,861	$110	$1,539	$—	$7,510

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

We continue to be subject to certain factors that could cause our results to differ materially from expected and historical results (see the “Risk Factors” set forth in our 2003 Form 10-K filed on March 29, 2004 and our Form S-1 (333-112652) Registration Statement).

Overview

Our Business

We manage parking facilities in urban markets and at airports across the United States and in three Canadian provinces. We do not own any facilities, but instead enter into contractual relationships with property owners or managers.

We operate our clients’ parking properties through two types of arrangements: management contracts and leases. Under a management contract, we typically receive a base monthly fee for managing the facility, and we may also receive an incentive fee based on the achievement of facility performance objectives. We also receive fees for ancillary services. Typically, all of the underlying revenues and expenses under a standard management contract flow through to our clients rather than to us. However, some management contracts, which are referred to as “reverse” management contracts, usually provide for larger management fees and require us to pay various costs. Under lease arrangements, we generally pay to the property owner either a fixed annual rent, a percentage of gross customer collections, or a combination thereof. We collect all revenues under lease arrangements and we are responsible for most operating expenses, but we are typically not responsible for major maintenance, capital expenditures or real estate taxes. Margins for lease contracts vary significantly, not only due to operating performance, but also due to variability of parking rates in different cities and varying space utilization by parking facility type and location. As of September 30, 2004, we operated 84% of our locations under management contracts and 16% under leases.

In evaluating our financial condition and operating performance, management’s primary focus is on our gross profit, total general and administrative expense and general and administrative expense as a percentage of our gross profit. Although the underlying economics to us of management contracts and leases are similar, the manner in which we are required to account for them differs. Revenue from leases includes all gross customer collections derived from our leased locations (net of parking tax), whereas revenue from management contracts only includes our contractually agreed upon management fees and amounts attributable to ancillary services. Gross customer collections at facilities under management contracts, therefore, are not included in our revenue. Accordingly, while our revenue can fluctuate simply based on the proportion of leases to management contracts, our gross profit will not fluctuate merely because of the structure of our operating agreements. For example, as of September 30, 2004, 84% of our locations were operated under management contracts and 74% of our gross profit for the period ended September 30, 2004 was derived from management contracts. Only 35% of total revenue (excluding reimbursement of management contract expenses), however, was from management contracts because under those contracts the revenue collected from parking customers belongs to our clients. Therefore, gross profit and total general and administrative expense, rather than revenue, are management’s primary focus.

Our Initial Public Offering

In June 2004, we closed our initial public offering and the sale of 4,666,667 shares of common stock, including the underwriters’ exercise of an over-allotment option, at a price of $11.50 per share. We raised a total of $53.7 million in gross proceeds from this offering. After deducting the underwriting discount of $3.8 million, and offering expenses of $3.2 million, net proceeds to us were $46.7 million. In conjunction with this offering, we entered into a new $90.0 million senior credit facility and redeemed our 14% Notes in the amount of $57.7 million. In addition, we paid $1.6 million of interest premium on the 14% Notes, $0.8 million of interest previously deferred on the term loan for the old senior credit facility, $6.6 million to purchase the common stock subject to put/call rights and any remaining existing stock options of the common stock (plus a $5.0 million note assumed by our parent company), $1.4 million in debt issuance costs for the new senior credit facility and $0.3 million for professional fees related to the exchange of debt.

Summary of Operating Facilities

We focus our operations in core markets where a concentration of locations improves customer service levels and operating margins. The following table reflects our facilities operated at the end of the periods indicated:

	September 30, 2004	December 31, 2003	September 30, 2003

Managed facilities	1,578	1,566	1,572
Leased facilities	298	295	290

Total facilities	1,876	1,861	1,862

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

Results of Operations

Three Months ended September 30, 2004 Compared to Three Months ended September 30, 2003

Parking services revenue—lease contracts. Lease contract revenue increased $5.1 million, or 16.1%, to $37.1 million in the third quarter of 2004, compared to $32.0 million in the third quarter of 2003. The majority of this increase resulted from the net addition of 8 contracts from the year ago period, which more than offset those lost through contract expirations and conversions to management contracts.  In addition, revenue was negatively impacted by $0.1 million due to the recent hurricanes.

Parking services revenue—management contracts. Management contract revenue increased $1.6 million, or 8.6%, to $20.1 million in the third quarter of 2004 compared to $18.5 million in the third quarter of 2003. This increase resulted from the net addition of 6 contracts from the year ago period, the impact of increased revenue from insurance and other ancillary services, the increase in reverse management type of contracts and conversions from lease contracts which was partially offset by a charge of $0.2 million related to a long term receivable due to the increase in the length of time estimated for collection.

Reimbursement of management contract expense. Reimbursement of management contract expenses decreased $7.6 million, or 9.0%, to $76.6 million in the third quarter of 2004, as compared to $84.2 million in the third quarter 2003. This decrease resulted from a reduction in costs incurred on the behalf of owners.

Cost of parking services—lease contracts. Cost of parking for lease contracts increased $5.1 million, or 18.3%, to $33.1 million for the third quarter of 2004, from $28.0 million for the third quarter of 2003. The majority of this increase resulted from the net addition of 8 contracts from the year ago period and increased rent expense on contract renewals which more than offset any cost reductions associated with those lost through contract expirations and conversions to management contracts.

Cost of parking services—management contracts. Cost of parking for management contracts increased $1.6 million, or 22.0%, to $8.7 million in the third quarter of 2004, from $7.1 million in the third quarter 2003. This increase resulted primarily from the net addition of 6 contracts from the year ago period, the increase in reverse management type of contracts and increased costs on reverse management contracts.  In addition, in the third quarter of 2003, we recorded a one time gain due to a $0.3 million reimbursement from the Wayne County Airport settlement.

Reimbursed management contract expense. Reimbursed management contract expense decreased $7.6, million, or 9.0%, to $76.6 million in the third quarter of 2004, as compared to $84.2 million in the third quarter 2003. This decrease resulted from a reduction in costs incurred on the behalf of owners.

Gross profit—lease contracts. Gross profit for lease contracts was $4.0 million in the third quarter of 2004 and 2003. Gross margin for lease contracts decreased to 10.8% in the third quarter of 2004 as compared to 12.5% for the third quarter of 2003. This decrease in gross margin primarily relates to increased rent and operating expenses on existing contracts and the $0.1 million negative impact from the recent hurricanes.

Gross profit—management contracts. Gross profit for management contracts was $11.4 million in the third quarter of 2004 and 2003 Gross margin for management contracts decreased to 56.9% for the third quarter of 2004 as compared to 61.6% for the third quarter of 2003. The decrease in gross margin was primarily related to the net addition of 6 contracts from the year ago period, the increase in reverse management type of contracts, increased costs on existing reverse management contracts, and a charge of $0.2 million related to a long term receivable due to the increase in the length of time estimated for collection.  In addition, in the third quarter of 2003, we recorded a one time gain due to a $0.3 million reimbursement from the Wayne County Airport settlement.

General and administrative expenses. General and administrative expenses decreased $0.4 million, or 5.0%, to $7.9 million for the third quarter of 2004, compared to $8.3 million for the third quarter of 2003. This decrease resulted primarily from a $0.2 million benefit related to a key-man insurance policy and a $0.2 million collection of a receivable that had been previously reserved. Increases in wage and benefit costs, were offset by cost savings and efficiency gains.

Special charges. We recorded no special charges for the third quarter of 2004 compared to $0.2 million for the third quarter of 2003.   The 2003 special charges relate primarily to costs associated with financing alternatives and costs associated with prior year terminated contracts, which were offset by a $0.2 million reimbursement from the Wayne County Airport settlement.

Management fee—parent company. We recorded no management fee for the third quarter of 2004 compared to $0.8 million of management fee for the third quarter of 2003. The fee was paid to AP Holdings, Inc., pursuant to a management agreement that terminated in June 2004 in conjunction with the IPO.

Nine Months ended September 30, 2004 Compared to Nine Months ended September 30, 2003

Parking services revenue—lease contracts. Lease contract revenue increased $5.8 million, or 5.6%, to $109.4 million in the first nine months of 2004, compared to $103.6 million in the first nine months of 2003. The majority of this increase resulted from the net addition of 8 contracts from the year ago period, which more than offset those lost through contract expirations and conversions to management contracts.  In addition, revenue was negatively impacted by $0.1 million due to the recent hurricanes.

Parking services revenue—management contracts. Management contract revenue increased $6.9 million, or 12.5%, to $62.5 million in the first nine months of 2004 compared to $55.6 million in the first nine months of 2003. This increase resulted from the net addition of 6 contracts from the year ago period, the impact of increased revenue from insurance and other ancillary services, the increase in reverse management type of contracts and conversions from lease contracts which was partially offset by a charge of $0.4 million related to a long term receivable due to the increase in the length of time estimated for collection.

Reimbursement of management contract expense. Reimbursement of management contract expenses increased $1.2 million, or 0.5%, to $246.5 million in the first nine months of 2004, as compared to $245.3 million in the first nine months of 2003. This increase resulted from additional reimbursements for costs incurred on the behalf of owners.

Cost of parking services—lease contracts. Cost of parking for lease contracts increased $5.6 million, or 6.0%, to $99.1 million for the first nine months of 2004, from $93.5 million for the first nine months of 2003. The majority of this increase resulted from the net addition of 8 contracts from the year ago period and increased rent expense on contract renewals which more than offset any cost reductions associated with those lost through contract expirations and conversions to management contracts.

Cost of parking services—management contracts. Cost of parking for management contracts increased $4.5 million, or 21.2%, to $25.8 million in the first nine months of 2004, from $21.3 million in the first nine months of 2003. This increase resulted primarily from the net addition of 6 contracts from the year ago period, the increase in reverse management type of contracts and increased costs on reverse management contracts.  In addition, in the third quarter of 2003, we recorded a one time gain due to a $0.3 million reimbursement from the Wayne County Airport settlement.

Reimbursed management contract expense. Reimbursed management contract expense increased $1.2 million, or 0.5%, to $246.5 million in the first nine months of 2004, as compared to $245.3 million in the first nine months of 2003. This increase resulted from additional reimbursements for costs incurred on the behalf of owners.

Gross profit—lease contracts. Gross profit for lease contracts increased $0.2 million, or 2.3%, to $10.3 million in the first nine months of 2004, as compared to $10.1 million in the first nine months of 2003. Gross margin for lease contracts decreased to 9.4% in the first nine months of 2004 as compared to 9.7% for the first nine months of 2003.  The increase in gross profit primarily relates to the net addition of 8 contracts from the year ago period. The decrease in gross margin primarily relates to increased rent expense on contract renewals which more than offset any cost reductions and the $0.1 million negative impact from the recent hurricanes.

Gross profit—management contracts. Gross profit for management contracts increased $2.4 million, or 7.1%, to $36.7 million for the first nine months of 2004, as compared to $34.3 million in the first nine months of 2003. Gross margin for management contracts decreased to 58.7% for the first nine months of 2004 as compared to 61.7% for the first nine months of 2003. The increase in gross profit was primarily related to the net addition of 6 contracts from the year ago period and the impact of increased revenue from insurance and other ancillary services, while the decrease in gross margin was primarily related to the increase in reverse management type of contracts, increased costs on existing reverse management contracts and a charge of $0.4 million related to a long term receivable due to the increase in the length of time estimated for collection.  In addition, in the third quarter of 2003, we recorded a one time gain due to a $0.3 million reimbursement from the Wayne County Airport settlement.

General and administrative expenses. General and administrative expenses increased $0.6 million, or 2.6%, to $25.0 million for the first nine months of 2004, compared to $24.4 million for the first nine months of 2003. This increase resulted primarily from increases in wage and benefit costs, professional fees and approximately $0.2 million in additional costs of being a public equity company, which was partially offset by, cost savings and efficiency gains, a $0.2 million benefit related to a key-man insurance policy and a $0.2 million collection of a receivable that had been previously reserved.

Special charges. We recorded no special charges for the first nine months of 2004 compared to $0.5 million for the first nine months of 2003. The 2003 special charges relate primarily to costs associated with our parent company, costs associated with financing alternatives and costs associated with prior year terminated contracts, which were partially offset by a $0.2 million reimbursement from the Wayne County Airport settlement.

Management fee—parent company. We recorded $1.5 million of management fee for the first nine months of 2004 compared to $2.3 million for the first nine months of 2003.  The fee was paid to AP Holdings pursuant to our management agreement that terminated in June 2004 in conjunction with the IPO.

Liquidity and Capital Resources

Outstanding Indebtedness

On  September 30, 2004, we had total indebtedness of approximately $116.5 million, a reduction of $44.6 million from December 31, 2003. The $116.5 million includes:

•      $58.5 million under our new senior credit facility;

•      $49.6 million of 9 1/4% Notes, including $0.7 million in carrying value in excess of principal, which are due in March 2008; and

•      $8.4 million of other debt including joint venture debentures, capital lease obligations and obligations on seller notes and other indebtedness.

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

The new senior credit facility includes the covenants; fixed charge ratio, senior debt to EBITDA ratio, total debt to EBITDA ratio and a limit on our net annual capital expenditures, that limit our ability to incur additional indebtedness, issue preferred stock or pay dividends and contain certain other restrictions on our activities.  We are required to repay borrowings under the new senior credit facility out of the proceeds of future issuances of debt or equity securities and asset sales, subject to certain customary exceptions. The new senior credit facility is secured by substantially all of and after-acquired assets (including a pledge of 100% of the stock of our existing and future domestic guarantor subsidiaries and 65% of the stock of our existing and future foreign subsidiaries).  At September 30, 2004 we were in compliance with all of our covenants.

At September 30, 2004, we had $24.0 million of letters of credit outstanding under the new senior credit facility, borrowings against the new senior credit facility aggregated $58.5 million and we had $7.5 million available under the new senior credit facility.

Letters of Credit

As of September 30, 2004, we had $24.0 million in letters of credit outstanding, which constitute a use of availability under our revolving credit facility.

We are required under certain contracts to provide performance bonds. These bonds are typically renewed on an annual basis. As of September 30, 2004, we provided $4.5 million in letters of credit to collateralize our current performance bond program.

During the first nine months of 2004, we provided letters of credit totaling $7.5 million to our casualty insurance carrier to collateralize our casualty insurance program.

During the first quarter of 2003, our casualty insurance carrier returned funds previously held in trust, in the amount of $12.0 million, which was exchanged for a letter of credit in the same amount.

Lease Commitments

We have lease commitments of $20.5 million for fiscal 2004. The leased properties generate sufficient cash flow to meet the base rent payment.

Guarantor Payments

Pursuant to our obligations with respect to the parking garage operations at Bradley International Airport, we have guaranteed any revenue shortfall and are required to make certain payments for the benefit of the State of Connecticut and for holders of special facility revenue bonds. We made deficiency payments (net of repayments) of $1.2 million in 2002, $3.3 million in 2003 and $1.8 million in the first nine months of 2004. Although we expect to recover all amounts owed to us, we expect that we may have to make material additional deficiency payments in the near term.

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

Our average investment in working capital depends on our contract mix. For example, an increase in contracts that require all cash deposited in our bank accounts reduces our investment in working capital and improves our liquidity. During the first nine months of 2004 and the first nine months of 2003, there were no material changes in these types of contracts. In addition, our clients may accelerate monthly distributions to them and have an estimated distribution occur in the current month. During the first nine months of 2004 and the first nine months of 2003, there were no material changes in the timing of current month distributions.

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

Net Cash Provided by Operating Activities

Net cash used in operating activities totaled $1.0 million for the first nine months of 2004. Cash used during the first nine months of 2004 included an increase in long-term accounts receivable of $1.7 million, a net increase in prepaid related to our casualty insurance program of $1.5 million, a net decrease in accrued liabilities of $4.6 million primarily related to the interest payments of $4.6 million on the senior subordinated notes, $2.6 million of interest on the 14% Notes, which was the final interest payment on the 14% Notes, offset by an increase in accounts payable of $0.5 million.

Net cash provided by operating activities totaled $7.4 million for the first nine months of 2003.  Cash provided during the first nine months of 2003 included $12.0 million from the return of funds held in a trust by our casualty insurance carrier, which was exchanged for a letter of credit in the same amount, which was offset by the payment of $7.6 million in interest payments on the senior subordinated notes, an increase in accounts receivable of $2.7 million, a decrease in accounts payable of $0.9 million and a decrease in insurance and other accruals of $1.2 million.

Net Cash Used in Investing Activities

Net cash used in investing activities totaled $1.5 million in the first nine months of 2004. Cash used in investing for 2004 included capital expenditures of $0.9 million for capital investments needed to secure and/or extend leased facilities, investment in information system enhancements and infrastructure and $0.6 million for contingent payments on previously acquired contracts.

Net cash used in investing activities totaled $1.1 million for the first nine months of 2003. Cash used in investing for the first nine months of 2003 resulted from capital purchases to secure and/or extend leased facilities and investments in management information system enhancements of $0.6 million and contingent purchase payments on previously acquired contracts of $0.5 million.

Net Cash Used in Financing Activities

Net cash provided by financing activities totaled $1.5 million in the first nine months of 2004. The 2004 activity included $46.7 million in net proceeds from the initial public offering, $22.4 million in borrowings on the senior credit facility offset by cash used of $57.7 million for repurchase of the 14% senior subordinated second lien notes, $6.3 million used for the purchase of common stock subject to put/call rights, $1.4 million used for debt issuance costs on the new senior credit facility, $1.7 million used for payments on capital leases and $0.5 million for cash used on joint venture and other long-term borrowings.

Net cash used in financing activities totaled $5.3 million in the first nine months of 2003. The 2003 activity included $7.8 million in proceeds from the senior credit facility offset by $5.9 million for the repurchase of 14% senior subordinated second lien notes, $2.4 million for the redemption of Series C preferred stock, $1.7 million on capital lease payments, $2.8 million in debt issuance costs and repayments on joint venture borrowings of $0.6 million.

Cash and Cash Equivalents

We had cash and cash equivalents of $7.5 million at September 30, 2004, compared to $8.5 million at December 31, 2003.

Subsequent Event

On October 3, 2004, a Consulting Agreement dated March 20, 1998 between us and Sidney Warshauer, a former owner of ours, was terminated by its terms as a result of Mr. Warshauer’s death.  We will take a one-time non-cash charge to amortization expense in the fourth quarter of 2004 reflecting the write-off of the net unamortized balance of Mr. Warshauer’s covenant not to compete, which will result in a net increase in amortization expense of $0.49 million for the quarter.  Beginning in the fourth quarter 2004, our obligation to make quarterly cash payments of $0.14 million to Mr. Warshauer will cease, and beginning in 2005, we will no longer incur any amortization expense related to this Consulting Agreement.

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

Foreign Currency Risk

Our exposure to foreign exchange risk is minimal. All foreign investments are denominated in U.S. dollars, with the exception of Canada. We had approximately $3.0 million and $0.3 million of Canadian dollar denominated cash and debt instruments, respectively, at September 30, 2004. We do not hold any hedging instruments related to foreign currency transactions. We monitor foreign currency positions and may enter into certain hedging instruments in the future should we determine that exposure to foreign exchange risk has increased.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit Number	Description

31.1	Section 302 Certification dated November 12, 2004 for James A. Wilhelm, Chief Executive Officer and President
31.2	Section 302 Certification dated November 12, 2004 for G. Marc Baumann, Executive Vice President, Chief Financial Officer and Treasurer
31.3	Section 302 Certification dated November 12, 2004 for Daniel R. Meyer, Senior Vice President, Corporate Controller and Assistant Treasurer
32.1	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K

During the third quarter of 2004, we filed the following current reports on Form 8-K:

Date of Report	Description

July 1, 2004	We announced the promotion of executive officers Herbert W. Anderson and Thomas L. Hagerman.
August 12, 2004	We announced our second quarter 2004 operating results and financial condition.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD PARKING CORPORATION

Dated: November 12, 2004	By:	/s/ DANIEL R. MEYER
Daniel R. Meyer Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer and Duly Authorized Officer)

Dated: November 12, 2004	By:	/s/ G. MARC BAUMANN
G. Marc Baumann Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Section 302 Certification dated November 12, 2004 for James A. Wilhelm, Chief Executive Officer and President
31.2	Section 302 Certification dated November 12, 2004 for G. Marc Baumann, Executive Vice President, Chief Financial Officer and Treasurer
31.3	Section 302 Certification dated November 12, 2004 for Daniel R. Meyer, Senior Vice President, Corporate Controller and Assistant Treasurer
32.1	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002