Form 10-K
period 2004-12-31
STANDARD PARKING CORP
filed 2005-03-18
CIK 1059262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

NONE

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK

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
Yes ☐  No ☒

As of June 30, 2004, the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was approximately $63.8 million, based on the closing price of the common stock as reported on the Nasdaq National Market.

As of March 4, 2005, there were 10,478,003 shares of common stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of stockholders to be held on April 27, 2005 are incorporated by reference into Part III.

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

•                                          the ability of our parent or its affiliates to control our major corporate decisions; and

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

PART I

ITEM 1.  BUSINESS

General

We are a leading national provider of parking facility management services. We provide on-site management services at multi-level and surface parking facilities for all major markets of the parking industry. We manage approximately 1,896 parking facilities, containing over one million parking spaces, in 298 cities across the United States and Canada. Our diversified client base includes some of the nation’s largest private and public owners, managers and developers of major office buildings, residential properties, commercial properties, shopping centers and other retail properties, sports and special event complexes, hotels, and hospitals and medical centers, including properties such as the Arco Tower in Los Angeles, the Four Seasons Hotel in Chicago, the Harvard Medical School in Cambridge, the Nationwide Arena in Columbus and Westfield Shoppingtown Century City in Los Angeles. In addition, we manage 115 parking-related and shuttle bus operations serving 63 airports, including Chicago O’Hare International Airport, Cleveland Hopkins International Airport and Dallas/Fort Worth International Airport.

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

We believe that these services distinguish us from our competitors and contribute to our high retention rate, which averaged 88% for the year ended December 31, 2004.  This statistic also reflects the impact of our decision not to renew, or to terminate, unprofitable contracts.

We do not own any parking facilities and, as a result, we assume few of the risks of real estate ownership. We operate our clients’ parking properties through two types of arrangements: management contracts and leases. Under a management contract, we typically receive a base monthly fee for managing the facility, and we may also receive an incentive fee based on the achievement of facility performance objectives. We also receive fees for ancillary services. Typically, all of the underlying revenues and expenses under a standard management contract flow through to our client rather than to us. Under lease arrangements, we generally pay either a fixed annual rent, a percentage of gross customer collections, or a combination thereof to the property owner. We collect all revenues under lease arrangements and we are responsible for most operating expenses, but we are typically not responsible for major maintenance, capital expenditures or real estate taxes. As of December 31, 2004, we operated 85% of our locations under management contracts and 15% under leases.

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

Develop New Market Opportunities.  We believe that a significant opportunity exists for us to expand our presence in markets such as university campus parking and hospital parking. In addition to our long-standing relationships with Harvard Medical School, Northwestern University and Northwestern Memorial Hospital, we have expanded our presence in these markets with the recent addition of parking services at Montclair State University and the Louisiana State University Medical Center. In addition to expanded growth opportunities in the hospital and university markets, we see significant potential within the municipal on-street market, including enforcement services. We currently provide exclusive meter collection and management services for the Cities of Miami Beach, Florida, Ft. Myers, Florida and New Orleans, Louisiana.

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

Standard Equipment & Technology Upgrade ProgramSM Services (SETUPSM).  Standard Parking provides clients with a complete turnkey solution to managing all phases of new equipment projects, from initial design to installation to ongoing maintenance.  Our design team will suggest a complete solution intended to return to our clients the greatest value for their investment based upon consideration of a wide array of choices as to both equipment (such as Pay-On-Foot, Automated Vehicle Identification and Automated Credit/Debit Card machine technology) and services (procurement, project management, installation and maintenance).

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

Operations

We maintain regional and city offices throughout the United States and Canada in order to support approximately 11,100 employees and approximately 1,896 parking facility operations. These offices serve as the central bases through which we provide the employees to staff our parking facilities as well as the on-site and support management staff to oversee those operations. Our administrative staff accountants are based in those same offices and facilitate the efficient, accurate and timely production and delivery to our clients of our monthly reports. Having these all-inclusive operations and accounting teams located in regional and city offices throughout the United States and Canada allows us to add new locations quickly and in a cost-efficient manner. To facilitate the training of our facility personnel throughout the country, we have separate, dedicated trainers.

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

Clients and Properties

Our client base includes a diverse cross-section of public and private owners, developers and managers of real estate. A list of some of our clients, and the types of properties for which we operate their parking, include:

Client / Property	City, State/Province	Property Type

American Museum of Natural History	New York, New York	Museum
Brookfield Properties Corporation	Boston, Massachusetts Calgary, Alberta Denver, Colorado Minneapolis, Minnesota New York, New York Toronto, Ontario Vancouver, British Columbia	Office
Chicago O’Hare International and Chicago Midway Airports	Chicago, Illinois	Airport
Cleveland Clinic Foundation	Cleveland, Ohio	Medical center
Crescent Real Estate Equities Company	Austin, Texas, Houston, Texas, Miami, Florida	Office
Four Seasons Hotel	Chicago, Illinois, Atlanta, Georgia	Hotel
Hartford Bradley International Airport	Hartford, Connecticut	Airport
Harvard Medical School	Cambridge, Massachusetts	University / medical
JMB Real EstateRealty Corporation	Chicago, Illinois Houston, Texas Los Angeles, California	Office
Nationwide ArenaRealty	Columbus, Ohio	Office and Special event
Sacramento Airport	Sacramento, California	Airport / consolidated car rental shuttle
Washington Mutual, Inc.	Los Angeles, California San Francisco, California	Retail
Westfield Properties Shoppingtowns	Los Angeles, California	Retail

No single client represented more than 6.0% of revenues or more than 3.3% of our gross profit for the year ended December 31, 2004. For the year ended December 31, 2004, we retained an average of 88% of our locations, a statistic that also reflects the effect of our decisions not to renew, or to terminate, unprofitable contracts.

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

Employees

As of December 31, 2004, we employed approximately 11,100 individuals, including approximately 6,700 full-time and 4,400 part-time employees. As of December 31, 2003, we employed approximately 11,600 individuals, including approximately 6,300 full-time and 5,300 part-time employees. Approximately 25% of our employees are covered by collective bargaining agreements. No single collective bargaining agreement covers a material number of employees. We believe that our employee relations are good.

Insurance

We purchase comprehensive liability insurance covering certain claims that occur at parking facilities we lease or manage. The primary amount of such coverage is $2 million per occurrence and $2 million in the aggregate per facility for our garage liability and garage keepers legal liability coverages. In addition, we purchase umbrella/excess liability coverage. Under our various liability and workers’ compensation insurance policies, we are obligated to reimburse the insurance carrier for the first $250,000 of any loss. As a result, we are, in effect, self-insured for all claims up to the deductible levels. We utilize a third-party administrator to process and pay claims. We also purchase group health insurance with respect to eligible full-time employees and family members, whether such employees work at leased or managed facilities; in 2004 we were self-insured for up to $125,000 per year per covered individual in eligible incurred medical expenses, and in 2005 are fully-insured for all covered expenses.  We purchase workers’ compensation insurance for all eligible employees. We believe that our insurance coverage is adequate and is consistent with industry practice.

Because of the size of the operations covered and our claims experience, we purchase insurance policies at prices that we believe represent a discount to the prices that would typically be charged to parking facility owners on a stand-alone basis. The clients for whom we operate parking facilities pursuant to management contracts have the option of purchasing their own liability insurance policies (provided that we are named as an additional insured pursuant to an additional insured endorsement), but historically many of our clients have chosen to obtain insurance coverage by being named as additional insureds under our master insurance policies.  Pursuant to our management contracts we charge to such clients an allocated portion of our insurance-related costs at rates that we believe are competitive.  A material reduction or increase in the number of clients who procure their insurance coverage by being named as additional insureds under our policies could have a material effect on our operating income. In addition, a material change in insurance costs due to a change in the number of claims, claims costs or premiums paid by us could have a material effect on our operating income. With respect to our management contract locations, it has been our practice to recover our costs through the rates we charge our clients for insurance. In addition, we have taken steps to control our insurance costs and losses, including the implementation of various measures and safety and incentive programs.

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

Available Information

OurInternet address is www.standardparking.com.  There we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC.  Our SEC reports can be accessed throught the investor relations section of our website.  The information found on our website is not part of this or any other report we file with our furnish to the SEC.

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

ITEM 2. PROPERTIES

Parking Facilities

We operate parking facilities in 43 states and the District of Columbia in the United States and three provinces of Canada. We do not currently own any parking facilities. The following table summarizes certain information regarding our facilities as of December 31, 2004:

		# of Locations			# of Spaces
States/Provinces	Airports and Urban Cities	Airport	Urban	Total	Airport	Urban	Total
Alabama	Airports	3	—	3	1,430	—	1,430
Alaska	Airports	2	—	2	3,200	—	3,200
Alberta	Calgary, Edmonton	3	18	21	—	6,925	6,925
Arizona	Phoenix	1	23	24	—	18,179	18,179
British Columbia	Richmond, Vancouver, Victoria, and Whistler	—	29	29	—	3,297	3,297
California	Airports, Los Angeles, Long Beach, Sacramento, San Diego, San Francisco, and San Jose	9	523	532	28,280	171,248	199,528
Colorado	Airports, Colorado Springs and Denver	1	23	24	4,100	11,412	15,512
Connecticut	Airports, Greenwich and Stamford	9	—	9	8,500	—	8,500
Delaware	Wilmington	—	1	1	—	473	473
District of Columbia	Washington, DC	—	40	40	—	13,114	13,114
Florida	Airports, Miami, Orlando, and Pensacola	5	83	88	4,238	40,740	44,978
Georgia	Airports and Atlanta	2	16	18	2,221	16,909	19,130
Hawaii	Airports and Honolulu	4	42	46	2,777	17,478	20,255
Idaho	Airport	1	—	1	372	—	372
Illinois	Airports and Chicago	11	199	210	32,040	100,453	132,493
Indiana	Airport, Indianapolis and Fort Wayne	1	5	6	1,234	2,700	3,934
Iowa	Airports and Des Moines	2	1	3	3,487	2,600	6,087
Kansas	Topeka, Wichita and Bonner Springs	—	7	7	—	16,456	16,456
Kentucky	Louisville	—	1	1	—	200	200
Louisiana	Airport and New Orleans	1	48	49	1,302	21,430	22,732
Maine	Airports and Portland	3	1	4	1,660	528	2,188
Maryland	Baltimore, Bethesda and Towson	—	20	20	—	6,154	6,154
Massachusetts	Boston, Cambridge and Worchester	—	112	112	—	49,077	49,077
Michigan	Airports, Detroit and Southfield	8	3	11	7,855	943	8,798
Minnesota	Airports, Minneapolis and St. Paul	1	35	36	555	16,075	16,630
Missouri	Airports and Kansas City	7	116	123	15,750	26,923	42,673
Montana	Airports and Great Falls	8	—	8	4,169	—	4,169
Nebraska	Airports	2	—	2	1,307	—	1,307
Nevada	Las Vegas and Reno	—	12	12	—	2,647	2,647
New Jersey	Upper Montclair	—	3	3	—	6,220	6,220
New Mexico	Airport	1	—	1	—	—	—
New York	Airports, Buffalo and Rochester	6	54	60	8,026	19,962	27,988
North Carolina	Charlotte	—	1	1	—	818	818
North Dakota	Airports	2	—	2	1,415	—	1,415
Ohio	Airports, Akron, Cleveland, Cincinnati, Columbus, and Toledo	6	112	118	7,800	107,042	114,842
Ontario	Airport, North York, Scarborough, and Toronto	1	42	43	3,140	36,241	39,381
Oregon	Airports	2	—	2	1,673	—	1,673
Pennsylvania	Airports and Wilkes Barre	2	—	2	1,600	—	1,600
Rhode Island	Providence	—	3	3	—	4,995	4,995
South Dakota	Airports	2	—	2	1,508	—	1,508
Tennessee	Airports, Memphis and Nashville	2	20	22	649	35,261	35,910
Texas	Airports, Dallas, Fort Worth, and Houston	2	88	90	1,465	74,746	76,211
Utah	Salt Lake City	—	1	1	—	2,350	2,350
Virginia	Airports, Alexandria, Richmond, and Virginia Beach	—	76	76	—	32,237	32,237
Washington	Airports, Seattle, Yakima, and Bellingham	2	9	11	822	3,337	4,159
Wisconsin	Airports and Milwaukee	3	13	16	1,751	1,640	3,391
Wyoming	Casper		1	1		1,200	1,200
	Totals	115	1,781	1,896	154,326	872,010	1,026,336

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2004.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ National Market under the symbol “STAN”. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the NASDAQ.

	High	Low
Year 2004
First Quarter	n/a	n/a
Second Quarter	14.69	11.86
Third Quarter	13.75	12.25
Fourth Quarter	17.42	12.00
Year to Date	17.42	11.86

As of March 4, 2005, there were approximately 555 holders of our common stock, based on the number of record holders of our common stock and an estimate of the number of individual participants represented by security position listings.

We did not pay a cash dividend in respect of our common stock in 2004 or 2003.  By the terms of our senior credit facility, we are restricted from paying cash dividends on our capital stock while such facility is in effect.  We accrued dividends in respect of our Series C redeemable preferred stock in additional shares of Series C redeemable preferred stock aggregating $2.9 million and $6.5 million in 2004 and 2003 respectively.  We accrued dividends in respect to our Series D preferred stock aggregating $4.4 million and $9.2 million in 2004 and 2003 respectively.

The indenture governing our 9¼% notes limits our ability to pay cash dividends.  Unless we meet certain financial ratios, we may not pay dividends in respect of our capital stock except for those payable in additional shares of stock.

There are no restrictions on the ability of our wholly owned subsidiaries to pay cash dividends to us.

Plan Category	Number of securities to be based upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by securities holders	590,004	7.75	385,536
Equity compensation plans not approved by securities holders	—		—
Total	590,004	7.75	385,536

We did not repurchase any of our shares in the fourth quarter of 2004.

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents selected historical consolidated financial data as of December 31, 2004, 2003 and 2002, derived from our audited consolidated financial statements, which are included elsewhere herein.  The table also presents selected historical consolidated financial data as of December 31, 2001 and 2000 derived from our audited consolidated financial statements, which are not included herein.  The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Result of Operations” and the historical consolidated financial statements and notes thereto for years 2004, 2003 and 2002 which are included elsewhere herein.  The historical results do not necessarily indicate results expected for any future period.

	Year Ended December 31,
($ in Thousands)	2004	2003	2002	2001	2000

Statement of Operations Data:
Parking services revenue:
Lease contracts	$148,752	$138,681	$142,376	$156,411	$181,828
Management contracts	83,712	76,613	78,029	87,403	70,654
Reimbursement of management contract expense	331,171	330,243	326,146	317,973	308,591

Total revenue(1)	563,635	545,537	546,551	561,787	561,073

Cost of parking services:
Lease contracts	134,548	125,153	128,871	142,555	159,702
Management contracts	34,029	29,439	35,201	44,272	32,643
Reimbursed management contract expense	331,171	330,243	326,146	317,973	308,591

Total cost of parking services(1)	499,748	484,835	490,218	504,800	500,936

Gross profit:
Lease contracts	14,204	13,528	13,505	13,856	22,126
Management contracts	49,683	47,174	42,828	43,131	38,011
Total gross profit	63,887	60,702	56,333	56,987	60,137

General and administrative expenses	33,740	32,907	30,309	29,979	36,121
Depreciation and amortization	6,957	7,501	7,554	15,501	12,635
Special charges	—	1,055	2,897	15,869	4,636
Management fee-parent company	1,500	3,000	3,000	—	—
Non-cash stock option compensation expense	2,299	—	—	—	—
Valuation allowance related to long-term receivables	—	2,650	—	—	—

Operating income (loss)	19,661	13,589	12,573	(4,362)	6,745

Interest expense, net	12,835	16,559	15,965	17,599	17,382
Gain on extinguishment of debt	(3,832)	(1,757)	—	—	—
Bad debt provision related to related-party non-operating receivables	—	—	—	12,878	—
Minority interest	349	357	180	209	341
Income tax (reversal) expense	(112)	411	252	406	503

Net income (loss) before preferred stock dividends and increase in value of common stock subject to put/call	10,421	(1,981)	(3,824)	(35,454)	(11,481)
Preferred Stock Dividends	(7,243)	(15,630)	(13,540)	(6,354)	(5,696)
Increase in value of common stock subject to put/call	(538)	(1,242)	(970)	(2,196)	(1,715)

Net income (loss)	$2,640	$(18,853)	$(18,334)	$(44,004)	$(18,892)
Balance Sheet Data (at end of year):
Cash and cash equivalents	$10,360	$8,470	$6,153	$7,602	$3,539
Working capital deficiency	(8,115)	(9,243)	(9,143)	(20,156)	(11,941)
Total assets	195,102	189,585	190,950	192,234	208,341
Total debt	109,750	161,079	166,173	175,257	174,996
Convertible redeemable preferred stock, series D	—	56,399	47,224	—	—
Redeemable preferred stock, series C	—	60,389	56,347	61,330	54,976
Common stock subject to put/call rights	—	10,712	9,470	8,500	6,304
Common stockholders’ equity (deficit)	15,339	(166,002)	(147,560)	(20,156)	(100,731)
Other Data:
Gross customer collections	$1,315,780	$1,288,430	$1,380,536	$1,505,645	$1,545,690
Capital expenditures	$1,378	$1,812	$1,843	$1,537	$4,684
Number of managed locations	1,603	1,578	1,591	1,617	1,559
Number of leased locations	293	295	294	330	364
Number of total locations	1,896	1,873	1,885	1,947	1,923
Number of parking spaces	1,026,336	1,031,821	1,028,047	1,026,608	1,033,587

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

We operate our clients’ parking properties through two types of arrangements: management contracts and leases. Under a management contract, we typically receive a base monthly fee for managing the facility, and we may also receive an incentive fee based on the achievement of facility performance objectives. We also receive fees for ancillary services. Typically, all of the underlying revenues and costs of parking services under a standard management contract flow through to our clients rather than to us. However, some management contracts, which are referred to as “reverse” management contracts, usually provide for larger management fees and require us to pay various costs. Under lease arrangements, we generally pay to the property owner either a fixed annual rent, a percentage of gross customer collections or a combination thereof. We collect all revenues under lease arrangements and we are responsible for most operating expenses, but we are typically not responsible for major maintenance, capital expenditures or real estate taxes. Margins for lease contracts vary significantly, not only due to operating performance, but also due to variability of parking rates in different cities and varying space utilization by parking facility type and location. As of December 31, 2004, we operated 85% of our locations under management contracts and 15% under leases.

In evaluating our financial condition and operating performance, management’s primary focus is on our gross profit, total general and administrative expense and general and administrative expense as a percentage of our gross profit. Although the underlying economics to us of management contracts and leases are similar, the manner in which we are required to account for them differs. Revenue from leases includes all gross customer collections derived from our leased locations (net of parking tax), whereas revenue from management contracts only includes our contractually agreed upon management fees and amounts attributable to ancillary services. Gross customer collections at facilities under management contracts, therefore, are not included in our revenue. Accordingly, while our revenue can fluctuate simply based on the proportion of leases to management contracts, our gross profit will not fluctuate merely because of the structure of our operating agreements. For example, as of December 31, 2004, 85% of our locations were operated under management contracts and 78% of our gross profit for the year ended December 31, 2004 was derived from management contracts. Only 36% of total revenue (excluding reimbursement of management contract expenses), however, was from management contracts because under those contracts the revenue collected from parking customers belongs to our clients. Therefore, gross profit and total general and administrative expense, rather than revenue, are management’s primary focus.

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

General Business Trends

Our ability to grow gross profit and add new locations during the last several years up to the completion of our initial public offering in June 2004 was constrained due to a highly leveraged capital structure and limited liquidity. As a result, during that time we focused on controlling capital spending and general and administrative expense, and on reducing our total debt. In addition, we concentrated on growing our profit by improving the efficiency of our operations and by either not renewing or by terminating unprofitable contracts. Based on these efforts, for the year ended December 31, 2003 compared to the year ended December 31, 2004, we improved average gross profit per location by 3.3% from $32,618 to $33,696.

We recorded a $2.7 million valuation allowance related to long-term receivables for the year ended December 31, 2003.  The allowance was recorded due to the extended length of time estimated for collection on certain long-term receivables related to the Bradley International Airport parking contract.

We recorded $2.3 million in non-cash stock option expense related to the vesting of options and a $3.8 million gain on extinguishment of debt in conjunction with the initial public offering in 2004.  We recorded no management fee for the second half of 2004 as compared to $1.5 million in the second half of 2003 pursuant to a management agreement that terminated in June 2004 in conjunction with our initial public offering.

Initial Public Offering and Recapitalization

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

In connection with our Initial Public Offering, we exchanged a portion of our 11 ¼% Redeemable Preferred Stock (the “Series C preferred stock”), that was owned by Steamboat Industries LLC for 5,789,499 shares of our common stock. Our remaining Series C preferred stock was contributed to us by our parent as a capital contribution. There are no authorized or outstanding shares of Series C preferred stock.

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

Summary of Operating Facilities

We focus our operations in core markets where a concentration of locations improves customer service levels and operating margins. The following table reflects our facilities operated at the end of the years indicated:

	December 31, 2004	December 31, 2003	December 31, 2002
Managed facilities	1,603	1,567	1,591
Leased facilities	293	294	294
Total facilities	1,896	1,861	1,885

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

Depreciation and amortization.

Depreciation is determined using a straight-line method over the estimated useful lives of the various asset classes or in the case of leasehold improvements, over the initial term of the operating lease or its useful life, whichever is shorter. Intangible assets determined to have finite lives are amortized over their remaining useful life.

Special Charges

We recorded no special charges in 2004. During 2002 and 2003 we incurred a variety of special charges. These charges included costs associated with: our debt exchange in 2002 and the write off of debt issuance costs related to the exchange, a provision for abandoned businesses (which was a non-cash expense), employee severance costs, retroactive prior period insurance adjustments, incremental integration costs, and certain expenses of AP Holdings, Inc., our former parent.

Management Fee

From January 2002 to June 2004, we had a management agreement with our former parent AP Holdings, Inc. that provided for periodic payment of management fees totaling $3.0 million per year on a pro rata basis.  The agreement was terminated upon the closing of the initial public offering in June 2004.

Valuation allowance related to long-term receivables.

Valuation allowance related to long-term receivables is recorded when there is an extended length of time estimated for collection of long-term receivables.

Results of Operations

Fiscal 2004 Compared to Fiscal 2003

Parking services revenue—lease contracts.   Lease contract revenue increased $10.1 million, or 7.3%, to $148.8 million in the year ended December 31, 2004, compared to $138.7 million in the year-ago period.  This increase resulted from a net increase of $5.2 million attributable to $14.9 million in revenues from new locations and $1.1 million in revenues from the conversion of certain contracts to leases agreements from management agreements that was partially offset by reductions in revenue attributable to contract expirations of $10.8 million. We experienced an increase in same location revenue of $4.9 million, or 4.3%, for the year ended December 31, 2004 compared to the year-ago period.

Parking services revenue—management contracts.  Management contract revenue increased $7.1 million, or 9.3%, to $83.7 million in the year ended December 31, 2004, compared to $76.6 million in the year-ago period.  This increase resulted from $7.4 million in revenues from new locations and an increase in same location revenue of $3.5 million, or 5.4%, which was partially offset by contract expirations and conversions to lease agreements from management agreements of $3.8 million.

Reimbursement of management contract expense.  Reimbursement of management contract expenses increased $1.0 million, or 0.3%, to $331.2 million in the year ended December 31, 2004, as compared to $330.2 million in the year-ago period.  This increase resulted from additional reimbursements for costs incurred on the behalf of owners.

Cost of parking services—lease contracts   Cost of parking for lease contracts increased $9.3million, or 7.5%, to $134.5 million for the year ended December 31, 2004, from $125.2 million for the year ago period.  The increase is primarily due to an increase in rent and concession fees of $8.4 million and an increase in payroll and payroll related expenses of $0.5 million which are primarily related to new locations.

Cost of parking services—management contracts.   Cost of parking for management contracts increased $4.6 million, or 15.6%, to $34.0 million for the year ended December 31, 2004, from $29.4 million for the year-ago period.  The increase is primarily due to an increase in payroll and payroll related expenses of $3.9 million, an increase of $0.7 million in reserve for bad debts, a $0.2 million net charge primarily related to the recovery of certain taxes offset by additional rent payments, which were partially offset by decreases in other expenses of $0.2 million.

Reimbursed management contract expense.  Reimbursed management contract expense increased $1.0 million, or 0.3%, to $331.2 million in the year ended December 31, 2004, as compared to $330.2 million in the year-ago period.  This increase resulted from additional reimbursed costs incurred on the behalf of owners.

Gross profit—lease contracts.  Gross profit for lease contracts increased $0.7 million, or 5.0% to $14.2 million for the year ended December 31, 2004 as compared to $13.5 million in the year-ago period.  Gross margin for lease contracts decreased slightly to 9.5% during 2004 compared to 9.8% during 2003.  The increase in gross profit was related to the increase in new locations and the decrease in gross margin resulted from increased rent expense on new and existing contracts.

Gross profit—management contracts.  Gross profit for management contracts increased $2.5 million, or 5.3%, to $49.7 million for the year ended December 31, 2004, compared to $47.2 million in the year-ago period.  Gross margin for management contracts decreased to 59.3% during 2004 compared to 61.6% during 2003.  The increase in gross profit was related to the increase in new locations and the decrease in gross margin was related to the costs incurred on reverse management contracts.

General and administrative expenses.  General and administrative expenses increased $0.8 million, or 2.5%, to $33.7 million for the year ended December 31, 2004, compared to $32.9 million for the year-ago period.  This increase resulted primarily from increases in wage and benefit costs of $0.9 million, increases in professional and consulting fees of $0.3 million, increases related to board of directors of $0.6 million, which was partially offset by a decrease in rent expense of $0.6 million due to the consolidation of the corporate headquarters space, a $0.2 million benefit related to a key-man insurance policy and a $0.2 million collection of a receivable that had been previously reserved.  General and administrative expenses decreased as a percentage of gross profit to 52.8% in 2004 from 54.2% in 2003.

Depreciation and amortization.  Depreciation and amortization decreased $0.5 million, or 7.2%, to $7.0 million for the year ended December 31, 2004, compared to $7.5 million in the year ago period.  This decrease is primarily due to a reduction in capital spending which was partially offset by a net charge of $0.5 million related to the termination of a non-compete agreement with our former owner.

Special charges.  We recorded no special charges for the year ended December 31, 2004, compared to $1.1 million for the year ended December 31, 2003.  The 2003 special charges included $0.4 million for costs associated with evaluating financing alternatives, $0.3 million for costs associated with prior years’ terminated contracts, $0.3 million for costs incurred on behalf of our parent company and $0.2 million for severance costs, which were partially offset by a $0.2 million reimbursement from a mediated contract settlement of $0.8 million.

Management fee—parent company.  We recorded $1.5 million for management fees for the year ended December 31, 2004, as compared to $3.0 million in the year-ago period. We were a party to a management agreement with AP Holdings that provided for periodic payment of annual management fees of $3.0 million. We recorded and paid the management fees through the second quarter of 2004. The fee was terminated upon the closing of the initial public offering in June 2004.

Valuation allowance related to long-term receivables.  We recorded no valuation allowance related to long-term receivables for the year ended December 31, 2004, compared to a $2.7 million valuation allowance related to long-term receivables for the year ended December 31, 2003.  The allowance was recorded due to the extended length of time estimated for collection on certain long-term receivables related to the Bradley International Airport parking contract.

Fiscal 2003 Compared to Fiscal 2002

Parking services revenue—lease contracts.   Lease contract revenue decreased $3.7 million, or 2.6%, to $138.7 million in the year ended December 31, 2003, compared to $142.4 million in the year-ago period.  This decrease resulted from a net reduction of $5.2 million attributable to $7.2 million in revenues from new locations that was more than offset by contract expirations of $11.8 million and $0.6 million in revenues from the conversion of certain lease agreements to management agreements. We experienced an increase in same location revenue of $1.5 million, or 1.4%, for the year ended December 31, 2003 compared to the year-ago period.

Parking services revenue—management contracts.  Management contract revenue decreased $1.4 million, or 1.8%, to $76.6 million in the year ended December 31, 2003, compared to $78.0 million in the year-ago period.  This decrease resulted from $11.4 million in contract expirations which was partially offset by $4.8 million in new locations and an increase in same location revenue of $5.2 million or 9.0%.

Reimbursement of management contract expense.  Reimbursement of management contract expenses increased $4.1 million, or 1.3%, to $330.2 million in the year ended December 31, 2003, as compared to $326.1 million in the year-ago period.  This increase resulted from additional reimbursements for costs incurred on the behalf of owners.

Cost of parking services—lease contracts.   Cost of parking for lease contracts decreased $3.7 million, or 2.9%, to $125.2 million for the year ended December 31, 2003, from $128.9 million for the year-ago period.  The majority of this decrease resulted from a reduction in rent expense of $2.6 million, payroll and payroll related expenses of $2.0 million which was partially offset by increases in repairs and maintenance, supplies and other expenses of $0.9 million

Cost of parking services—management contracts.   Cost of parking for management contracts decreased $5.8 million, or 16.5%, to $29.4 million for the year ended December 31, 2003, from $35.2 million for the year-ago period.   This decrease resulted from a reduction in payroll and payroll related expenses of $7.2 million, and $0.4 million in costs associated with our casualty insurance program which were partially offset by increases of $0.9 million in repairs, supplies and other expenses, and increase of $0.9 million in bad debt expense.

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

General and administrative expenses.  General and administrative expenses increased $2.6 million, or 8.6%, to $32.9 million for the year ended December 31, 2003, compared to $30.3 million for the year-ago period.  This increase resulted primarily from increases in wage and benefit costs of $1.9 million, increases in professional and consulting fees of $0.5 million and increases in office rent of $0.2 million.

Depreciation and amortization.  Depreciation and amortization decreased $0.1 million, or 0.7%, to $7.5 million for the year ended December 31, 2004, compared to $7.6 million in the year ago period.  This decrease is primarily related to a reduction in capital spending.

Special charges.  We recorded $1.1 million of special charges for the year ended December 31, 2003, compared to $2.9 million for the year ending December 31, 2002.  The 2003 special charges included $0.4 million for costs associated with evaluating financing alternatives, $0.3 million for costs associated with prior years’ terminated contracts, $0.3 million for costs incurred on behalf of our former parent company and $0.2 million for severance costs, which were partially offset by a $0.2 million reimbursement from a mediated contract settlement of $0.8 million. The 2002 special charges included $1.0 million related to the legal costs for the registration of the 14% senior subordinated second lien notes, $0.8 million in costs related to contracts terminated in prior years, $0.4 million in severance costs, $0.3 million in costs incurred on behalf of our former parent company, $0.2 million for insurance costs in accordance with ERISA requirements, and $0.2 million in prior year rent and other adjustments.

Management fee—parent company.  We recorded $3.0 million of management fee for each of the years ended December 31, 2003 and December 31, 2002 to AP Holdings, Inc., our former parent company, pursuant to our management agreement.

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

Unaudited Quarterly Results

The following table sets forth our unaudited quarterly consolidated statement of operations data for the years ended December 31, 2004 and December 31, 2003.  The unaudited quarterly information has been prepared on the same basis as the annual financial information and, in management’s opinion, includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information for the quarters presented. Historically, the Company’s revenues and operating results have varied from quarter to quarter and are expected to continue to fluctuate in the future. These fluctuations have been due to a number of factors, including: general economic conditions in the Company’s markets; additions of contracts; expiration and termination of contracts; conversion of lease contracts to management contracts; conversion of management contracts to lease contracts and changes in terms of contracts that are retained. In addition, operating results have been seasonally lower during the first and second fiscal quarters than during the third and fourth quarters of the fiscal year. The operating results for any historical quarter are not necessarily indicative of results for any future period.

	2004 Quarters Ended				2003 Quarters Ended
($ in thousands)	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
	(unaudited)				(unaudited)

Parking services revenue:
Lease contracts	$35,121	$37,120	$37,125	$39,386	$35,674	$35,891	$31,989	$35,127
Management contracts	20,873	21,575	20,089	21,175	17,969	19,129	18,491	21,024
Reimbursement of management contract expense	87,721	82,207	76,597	84,646	76,813	84,322	84,160	84,948

Total revenue	143,715	140,902	133,811	145,207	130,456	139,342	134,640	141,099

Cost of parking services:
Lease contracts	32,424	33,549	33,131	35,444	32,818	32,703	28,001	31,631
Management contracts	8,119	9,025	8,660	8,225	6,696	7,500	7,097	8,146
Reimbursed management contract expense	87,721	82,207	76,597	84,646	76,813	84,322	84,160	84,948

Total cost of parking services	128,264	124,781	118,388	128,315	116,327	124,525	119,258	124,725

Gross profit:
Lease contracts	2,697	3,571	3,994	3,942	2,856	3,188	3,988	3,496
Management contracts	12,754	12,550	11,429	12,950	11,273	11,629	11,394	12,878

Total gross profit	15,451	16,121	15,423	16,892	14,129	14,817	15,382	16,374

General and administrative expense	8,483	8,665	7,848	8,474	8,164	8,042	8,318	8,383
Depreciation and amortization	1,586	1,583	1,554	2,234	1,890	1,850	1,815	1,946
Special charges	—	—	—	—	97	248	203	507
Management fee-parent company	750	750	—	—	750	750	750	750
Non-cash stock compensation expense	—	2,293	—	6	—	—	—	—
Valuation allowance related to long-term receivables	—	—	—	—	—	—	—	2,650

Operating income	4,632	2,830	6,021	6,178	3,228	3,927	4,296	2,138

Other expense (income)
Interest expense	4,375	4,168	2,414	2,412	4,043	4,143	4,061	4,550
Interest income	(93)	(249)	(78)	(114)	(42)	(60)	(51)	(85)
Net (gain) loss on extinguishment of debt	—	(3,860)	27	1	—	—	(1,757)	—
	4,282	59	2,363	2,299	4,001	4,083	2,253	4,465

Income (loss) before minority interest expense and income taxes	350	2,771	3,658	3,879	(773)	(156)	2,043	(2,327)
Minority interest	97	145	54	53	65	120	81	91
Income tax expense (benefit)	178	140	19	(449)	125	104	95	87

Net income (loss) before preferred stock dividends and increase in value of common stock subject to put/call	75	2,486	3,585	4,275	(963)	(380)	1,867	(2,505)
Preferred stock dividends	4,198	3,045	—	—	3,688	3,827	4,052	4,063
Increase in value of common stock subject to put/call	315	223	—	—	243	397	297	305
Net (loss) income	$(4,438)	$(782)	$3,585	$4,275	$(4,894)	$(4,604)	$(2,482)	$(6,873)
Common Stock Data:
Net income per common share:
Basic	—	(.24)	.34	.41	—	—	—	—
Diluted	—	(.24)	.33	.40	—	—	—	—
Weighted average common shares outstanding:
Basic	—	3,229,817	10,464,888	10,487,003	—	—	—	—
Diluted	—	3,229,817	10,708,537	10,756,395	—	—	—	—

Liquidity and Capital Resources

Outstanding Indebtedness

On  December 31, 2004, we had total indebtedness of approximately $109.8 million, a reduction of $51.3 million from December 31, 2003. The $109.8 million includes:

•                                          $50.0 million under our new senior credit facility;

•                                          $49.5 million of 9 1/4% Notes, including $0.6 million in carrying value in excess of principal, which are due in March 2008; and

•                                          $10.2 million of other debt including joint venture debentures, capital lease obligations and obligations on seller notes and other indebtedness.

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

The senior credit facility consists of a $90.0 million revolving credit facility that will expire on June 2, 2007, provided in the following commitments:

•                                $30.0 million by LaSalle

•                                $30.0 million by Wells Fargo

•                                $20.0 million by US Bank

•                                $10.0 million by Fifth Third

The revolving credit facility includes a letter of credit sub-facility with a sublimit of $30.0 million provided by Wells Fargo and a swing line sub-facility with a sublimit of $5.0 million.

The  revolving credit facility bears interest, at our option, at either (1) LIBOR plus the applicable LIBOR Margin ranging between 2.50% and 3.25% depending on the ratio of our total funded indebtedness to our EBITDA from time to time (“Total Debt Ratio”) or

(2) the Base Rate (as defined below) plus the applicable Base Rate Margin raging between 1.00% and 1.75% depending on our Total Debt Ratio.  We may elect interest periods of one, two, three or six months for LIBOR based borrowings.   The Base Rate is the greater of (i) the rate publicly announced from time to time by LaSalle as its “prime rate”, or (ii) the overnight federal funds rate plus 0.50%.

The senior credit facility includes the covenants; fixed charge ratio, senior debt to EBITDA ratio, total debt to EBITDA ratio and a limit on our net annual capital expenditures, that limit our ability to incur additional indebtedness, issue preferred stock or pay dividends and contain certain other restrictions on our activities.  We are required to repay borrowings under the new senior credit facility out of the proceeds of future issuances of debt or equity securities and asset sales, subject to certain customary exceptions. The senior credit facility is secured by substantially all of our assets and all assets acquired in the future (including a pledge of 100% of the stock of our existing and future domestic guarantor subsidiaries and 65% of the stock of our existing and future foreign subsidiaries).  At December 31, 2004, we were in compliance with all of our covenants.

At December 31, 2004, we had $23.5 million letters of credit outstanding under the senior credit facility, borrowings against the senior credit facility aggregated $50.0 million and we had $16.5 million available under the senior credit facility.

Interest Rate Cap Transactions

On November 15, 2004, we entered into two interest rate cap transactions with LaSalle Bank National Association (“LaSalle”), allowing us to continue to take advantage of LIBOR based pricing under our Credit Agreement while hedging our interest rate exposure on a portion of our borrowings under the Credit Agreement (“Rate Cap Transactions”). Under each Rate Cap Transaction, we will receive payments from LaSalle at the end of each quarterly period to the extent that the prevailing three month LIBOR during that period exceeds our cap rate of 2.5%. The first Rate Cap Transaction caps our interest rate on a $30.0 million principal balance at 2.5% for a total of 18 months.  The second Rate Cap Transaction caps our interest rate on a $15.0 million principal balance at 2.5% for a total of nine months.  Each Rate Cap Transaction will begin as of January 12, 2005 and will settle each quarter on a date that is intended to coincide with our quarterly interest payment dates under the  credit agreement.

Stock Repurchase

On March 4, 2005, the Board of Directors authorized us to repurchase shares of our common stock for a value not to exceed $6 million.  We intend to repurchase certain shares in open market transactions from time to time, and our majority shareholder has agreed in each case to sell shares equal to its pro-rata ownership at the same price paid by us in each open market purchase.  On March 15, 2005, we repurchased 93,170 shares at $15.60 per share on the open market.  Our majority shareholder sold to us 99,136 shares at $15.60 per share.  The total of the transaction was approximately $3.0 million.

Letters of Credit

 We are required under certain contracts to provide performance bonds. These bonds are typically renewed on an annual basis. As of December 31, 2004, we provided $3.8 million in letters of credit to collateralize our performance bond program.

During 2004, we provided letters of credit totaling $7.5 million to our casualty insurance carrier to collateralize our casualty insurance program.

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

In conjunction with the exchange, we repaid $9.5 million of indebtedness under our then existing senior credit facility, paid $2.7 million in accrued interest relating to the $91.1 million of the 9 1/4% notes due 2008 that were tendered, and paid $9.7 million (including $1.3 million capitalized as debt issuance costs related to the senior credit facility) in fees and expenses related to the exchange, which included a $3.0 million transaction advisory fee to AP Holdings, Inc. In addition, we repurchased $1.5 million of redeemable preferred stock held by our former parent AP Holdings, Inc. (For additional information, please see Note E to the consolidated financial statements included herein.)

Capital Leases

We incurred $5.1 million in additional capital lease obligations for the year ended December 31, 2004, compared to $1.4 million for the year ended December 31, 2003.

Lease Commitments

We have lease commitments of $22.4 million for fiscal 2005. The leased properties generate sufficient cash flow to meet the base rent payment.

Guarantor Payments

Pursuant to our obligations with respect to the parking garage operations at Bradley International Airport, we have guaranteed any revenue shortfall and are required to make certain payments for the benefit of the State of Connecticut and for holders of special facility revenue bonds. We made deficiency payments (net of repayments) of $2.0 million in 2004 and $3.3 million in 2003. Although we expect to recover all amounts owed to us, we expect that we may have to make material additional deficiency payments in the near term.

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

Our average investment in working capital depends on our contract mix. For example, an increase in contracts that require all cash deposited in our bank accounts reduces our investment in working capital and improves our liquidity. During 2004 and 2003, there were no material changes in these types of contracts. In addition, our clients may accelerate monthly distributions to them and have an estimated distribution occur in the current month. During 2004 and 2003, there were no material changes in the timing of current month distributions.

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

Net Cash Provided by Operating Activities

Net cash provided by operating activities totaled $11.4 million for 2004, compared to $13.6 million for 2003.  Cash provided during 2004 included an increase in accounts payable and accrued expenses of $3.9 million and an increase in net earnings which were partially offset by increases in notes and accounts receivable of $6.0 million which includes $2.0 million in guarantor payments on Bradley Airport.

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

Net Cash Used in Investing Activities

Net cash used in investing activities totaled $2.0 million in 2004 compared to $2.5 million in 2003.  Cash used in investing for 2004 included capital expenditures of $1.4 million for capital investments needed to secure and/or extend leased facilities, investment in information system enhancements and infrastructure and $0.6 million for contingent payments on previously acquired contracts.

Net cash used in investing activities totaled $2.5 million in 2003 compared to $2.4 million in 2002.  Cash used in investing for 2003 included capital expenditures of $1.8 million for capital investments needed to secure and/or extend leased facilities, investment in information system enhancements and infrastructure and $0.7 million for contingent payments on previously acquired contracts.

Net Cash Used in Financing Activities

Net cash used in financing activities totaled $7.8 million in 2004 to cash used of $9.2 million in 2003.  In June 2004, we closed our initial public offering and sale of 4,666,667 shares of common stock, including the underwriters’ exercise of an over-allotment option, at a price of $11.50 per share. A total of $53.7 million in gross proceeds was raised from this offering. After deducting the underwriting discount of $3.8 million, and offering expenses of $3.2 million, net proceeds to us were $46.7 million. In conjunction with this offering, we entered into a new $90.0 million senior credit facility and redeemed our 14% Notes in the amount of $57.7 million. In addition, we paid $1.6 million of interest premium on the 14% Notes, $0.8 million of interest previously deferred on the term loan for the old senior credit facility, $6.6 million to purchase the common stock subject to put/call rights and any remaining existing stock options of the common stock (plus a $5.0 million note assumed by our parent company), $1.4 million in debt issuance costs for the new senior credit facility and $0.3 million for professional fees related to the exchange of debt.

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

Cash and Cash Equivalents

We had cash and cash equivalents of $10.4 million, including $2.5 million in overnight investments, at December 31, 2004, compared to $8.5 million at December 31, 2003 and $6.2 million at December 31, 2002.

Summary Disclosures About Contractual Obligations and Commercial Commitments

The following summarizes certain of our contractual obligations at December 31, 2004 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.  The nature of our business is to manage parking facilities.  As a result, we do not have significant short-term purchase obligations.

	Payments due by period
($ in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term debt(1)	$102,251	$747	$100,037	$236	$1,231
Operating leases(2)	108,592	22,408	49,666	17,921	18,597
Capital leases(3)	6,859	2,739	3,897	223	—
Other long-term liabilities(4)	37,118	9,358	19,658	2,933	5,169
Letters of credit (5)	23,541	23,541	—	—	—
Total	$278,361	$58,793	$173,258	$21,313	$24,997

(1)                                  Represents principal amounts, but not interest. See Note F to our consolidated financial statements.

(2)                                  As described in Note I to our consolidated financial statements.

(3)                                  Represents minimum future payments. See Note L to our consolidated financial statements.

(4)                                  Represents deferred compensation, customer deposits, insurance claims and deferred interest on the term loan, interest on fixed rate debt and future rent obligations for an abandoned location.

(5)                                  Represents amount of currently issued letters of credit at their maturities.

In addition we had contingent earnout payments of $644, $709, $612 for the years ended 2004, 2003 and 2002, respectively and we made deficiency payments related to Bradley of $2,002, 3,272 and 1,199 for the years ended 2004, 2003 and 2002, respectively. No amounts have been included on the above schedule related to those payments for future periods as the amounts, if any, are not presently determinable.

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

Impairment of Long-Lived Assets and Goodwill

As of December 31, 2004, our net long-lived assets were comprised primarily of $14.6 million of property, equipment and leasehold improvements and $1.9 million of contract and lease rights. In accounting for our long-lived assets, other than goodwill, we apply the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” Beginning January 1, 2002, we account for goodwill and other intangible assets under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” As of December 31, 2004, we had $118.3 million of goodwill.

The determination and measurement of an impairment loss under these accounting standards require the significant use of judgment and estimates. The determination of fair value of these assets utilizes cash flow projections that assume certain future revenue and cost levels, assumed discount rates based upon current market conditions and other valuation factors, all of which involve the use of significant judgment and estimation. For the years ended December 31, 2004, and December 31, 2003, we were not required to record any impairment charges related to long-lived assets or to goodwill. Future events may indicate differences from our judgments and estimates which could, in turn, result in impairment charges in the future. Future events that may result in impairment charges include increases in interest rates, which would impact discount rates, unfavorable economic conditions or other factors which could decrease revenues and profitability of existing locations and changes in the cost structure of existing facilities. Factors that could potentially have an unfavorable economic effect on our judgments and estimates include, among others: changes imposed by governmental and regulatory agencies, such as property condemnations and assessment of parking-related taxes; construction or other events that could change traffic patterns; and terrorism or other catastrophic events.

Insurance Reserves

We purchase comprehensive casualty insurance (including, without limitation, general liability, garage-keepers legal liability, worker’s compensation and umbrella/excess liability insurance) covering certain claims that occur at parking facilities we lease or manage. Under our various liability and workers’ compensation insurance policies, we are obligated to reimburse the insurance carrier for the first $250,000 of any loss. As a result, we are, in effect, self-insured for all claims up to the deductible levels. In 2004, we also were self-insured for up to $125,000 per year per covered individual in eligible medical expenses incurred by certain employees and family members who receive medical coverage through us (in 2005 we are fully-insured for all covered medical expenses). We apply the provisions of SFAS No. 5, “Accounting for Contingencies”, in determining the timing and amount of expense recognition associated with claims against us. The expense recognition is based upon our determination of an unfavorable outcome of a claim being deemed as probable and reasonably estimated, as defined in SFAS No. 5. This determination requires the use of judgment in both the estimation of probability and the amount to be recognized as an expense. We utilize historical claims experience along with regular input from third party insurance advisors and actuaries in determining the required level of insurance reserves. Future information regarding historical loss experience may require changes to the level of insurance reserves and could result in increased expense recognition in the future.

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

Income Taxes

We use the asset and liability method of SFAS No. 109, Accounting for Income Taxes, to account for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We have certain net operating loss carry forwards which expire between 2012 and 2024. Our ability to fully utilize these net operating losses to offset taxable income is limited due to the change in ownership resulting from the initial public offering (Internal Revenue Code Section 382).  A valuation allowance was established for all net operating loss carry forwards and deferred tax assets as their recoverability is deemed to be uncertain.

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

On December 31, 2004, we had total indebtedness of approximately $109.8 million, including carrying value in excess of principal of $0.6 million.

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

We cannot assure you that cash flow from operations, combined with additional borrowings under the senior credit facility and any future credit facility will be available in an amount sufficient to enable us to repay our indebtedness, or to fund other liquidity needs. We and our subsidiaries may be able to incur substantial additional indebtedness in the future, which could cause the related risks to intensify. We will need to refinance all or a portion of our indebtedness including our senior credit facility and the 9 1/4% notes, on or before their respective maturities. We cannot assure you that we will be able to refinance any of our indebtedness including our senior credit facility and the 9 1/4% notes, on commercially reasonable terms or at all. If we are unable to refinance our debt, we may default under the terms of our indebtedness, which could lead to an acceleration of the debt. We do not expect that we could repay all of our outstanding indebtedness if the repayment of such indebtedness were accelerated.

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

To the extent that monthly gross receipts are not sufficient for the trustee to make the required payments we are obligated, pursuant to our guaranty agreement, to deliver the deficiency amount to the trustee within three business days of notice. We are responsible for these deficiency payments regardless of the amount of utilization for the Bradley parking facilities. We made payments of $2.0 million in 2004, net of repayments of $0.1 million and $3.3 million in 2003, to cover these deficiency payments. Although the State of Connecticut has an obligation to raise parking rates to offset a decline in usage, there is no guarantee that the State of Connecticut will raise rates enough to offset a decline in usage or that any change in rates will result in revenues sufficient to cover the trustee’s payments without resort to our guaranty. As of December 31, 2004, the net receivable for this contract, which comprises deficiency payments of $6.5 million, is included in long-term receivables. Although we expect to recover all amounts owed to us, we expect we may have to make material additional deficiency payments in the near term.

Our business would be harmed if fewer clients obtain insurance coverage through us.

Many of our clients have historically chosen to obtain liability insurance coverage for the locations we manage by being named as additional insureds under our master insurance policies. Clients do, however, have the option of purchasing such insurance independently, as long as we are named as an additional insured pursuant to an additional insured endorsement. We purchase insurance policies at prices that we believe represent a discount to the prices that would typically be charged to parking facility owners on a stand-alone basis. Pursuant to our management contracts, we allocate a portion of our risk management costs, at rates we believe are competitive, to those clients who choose to obtain their insurance coverage by being named as additional insureds under our insurance policies. A material reduction in the number of clients who chose to obtain their insurance coverage from us in that manner could have a material adverse effect on our operating income.

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

The rate of our expansion will depend in part upon the availability of adequate capital, which in turn will depend in large part upon cash flow generated by our business and the availability of equity and debt capital. We cannot assure you that we will be able to obtain equity or debt capital on acceptable terms or at all. Our senior credit facility, and the indentures governing our 9 1/4% notes contain provisions that restrict our ability to incur additional indebtedness and make to substantial asset sales that might otherwise be used to finance our expansion. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness.  As a result, we cannot assure you that we will be able to finance our current growth strategy.

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

As of December 31, 2004, we operated approximately 85% of our parking facilities pursuant to management contracts. Under these contracts, we typically receive a base monthly fee for managing the facility as well as amounts attributable to ancillary services, and we may also receive an incentive fee based on the achievement of facility performance objectives. However, some management contracts, which are referred to as “reverse” management contracts, usually provide for larger management fees and require the facility manager to pay certain of these parking facility costs, which exposes us to greater risk. Many of these contracts are for a one-year term and may be canceled by the client for various reasons, including development of the real estate for other uses. Many of these contracts are cancelable on as little as 30 days’ notice without cause. Our ability to continue operating in these facilities is based on the client’s satisfaction with our performance.

As of December 31, 2004, we operated approximately 15% of our parking facilities pursuant to leases. Although there is generally more potential for income from leased facilities than from management contracts, they also generally carry more risk. Under some of these lease contracts, we are obligated to pay to the owner of the facility a fixed base rent, often regardless of the actual utilization of the facility. Some of these leases can be for periods exceeding ten years. Maintenance and operating expenses for leased facilities are borne by us and are not passed through to the owner, unlike management contracts. A decline in facility utilization could result in lease payments exceeding the revenues received for operating the parking facility. Many of these leases may be canceled by the client for various reasons, including development of the real estate for other uses. Some are cancelable on as little as 30 days’ notice without cause.

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

We derive a significant percentage of our gross profit from parking facilities and parking related services in and around airports. For the year ended December 31, 2004, approximately 20.2% of gross profit was derived from those operations. The Federal Aviation Administration generally prohibits parking within 300 feet of airport terminals during periods of heightened security. While the prohibition is not currently in effect, there can be no assurance that this governmental prohibition will not again be reinstated. The existing regulations governing parking within 300 feet of airport terminals or future regulations may prevent us from using certain parking spaces. Reductions in the number of parking spaces and air travelers may reduce our revenues and cash flow for both our leased facilities and those facilities we operate under management contracts.

The sureties for our performance bond program may require additional collateral to issue or renew performance bonds in support of certain contracts.

Under substantially all of our contracts with municipalities, government entities and airports, we are required to provide a performance bond to support our obligations under the contract.  The sureties for our performance bond program require us to collateralize our performance bonds with letters of credit. Our need to collateralize surety bonds reduces the availability of funds under our senior credit facility and limits funds available for debt service, investments in our growth strategies, working capital and capital expenditure requirements. If we are unable to provide sufficient collateral in the future, our sureties may not issue performance bonds to support our obligations under certain contracts. As of December 31, 2004, we had approximately $3.8 million of letters of credit outstanding as collateral with respect to our surety’s issuance of performance bonds.

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

We have substantial net operating losses, or NOLs, for U.S. federal and state income tax purposes. As a result of the initial public offering completed in June 2004 an ownership charge occurred under Internal Revenue Code Section 382 which limits our ability to use pre-change NOLs to reduce future taxable income.

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

During the past several years we have solicited insurance quotes from alternate insurance carriers, but there can be no assurance, that any alternate insurance carriers will offer to provide similar coverage to us or, if they will, that their quoted premiums will not exceed those received from our current carrier. A material increase in the cost of insurance premiums could adversely affect our financial condition and results of operations.

Many of our employees are covered by collective bargaining agreements.

Approximately 25% of our employees are represented by labor unions. Approximately 23% of our collective bargaining contracts, representing 8% of our employees, are up for renewal in 2005. There can be no assurance that we will be able to renew existing labor union contracts on acceptable terms. Employees could exercise their rights under the labor union contract, which could include a strike or walk-out. In such cases, there are no assurances that we would be able to staff sufficient employees for our short-term needs. Any such labor strike or our inability to negotiate a satisfactory contract upon expiration of the current agreements could have a negative effect on our business and financial results.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

Our primary market risk exposure consists of risk related to changes in interest rates. We use a variable rate senior credit facility to finance our operations.  This facility exposes us to variability in interest payments due to changes in interest rates.  If interest rates increase, interest expense increases and conversely, if interest rates decrease, interest expense also decreases. We believe that it is prudent to limit the exposure of an increase in interest rates.

To meet this objective, we entered into two interest rate cap transactions with LaSalle Bank National Association (“LaSalle”), allowing us to continue to take advantage of LIBOR based pricing under our Credit Agreement while hedging our interest rate exposure on a portion of our borrowings under the Credit Agreement (“Rate Cap Transactions”). Under each Rate Cap Transaction, we will receive payments from LaSalle at the end of each quarterly period to the extent that the prevailing three month LIBOR during that period exceeds our cap rate of 2.5%. The first Rate Cap Transaction caps our interest rate on a $30.0 million principal balance at 2.5% for a total of 18 months.  The second Rate Cap Transaction caps our interest rate on a $15.0 million principal balance at 2.5% for a total of nine months.  Each Rate Cap Transaction will begin as of January 12, 2005 and will settle each quarter on a date that coincides with our quarterly interest payment dates under the credit agreement.  The underlying terms of the interest rate cap, including the notional amounts, the duration and reset dates are identical to the associated debt instruments and therefore hedging results in no ineffectiveness. Historically, we have not used derivative financial instruments for speculative or trading purposes.

Our $90.0 million senior credit facility provides for a $90.0 million variable rate revolving facility.  Interest expense on such borrowing is sensitive to changes in the market rate of interest. If we were to borrow the entire $90.0 million available under the facility, a 1% increase in the average market rate would result in an increase in our annual interest expense of $0.9 million.

This amount is determined by considering the impact of the hypothetical interest rates on our borrowing cost, but does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Due to the uncertainty of the specific changes and their possible effects, the foregoing sensitivity analysis assumes no changes in our financial structure.

Foreign Currency Risk

Our exposure to foreign exchange risk is minimal. All foreign investments are denominated in U.S. dollars, with the exception of Canada. We had approximately $2.3 million and $0.3 million of Canadian dollar denominated cash and debt instruments, respectively, at December 31, 2004. We do not hold any hedging instruments related to foreign currency transactions. We monitor foreign currency positions and may enter into certain hedging instruments in the future should we determine that exposure to foreign exchange risk has increased.

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

ITEM 9B.  OTHER INFORMATION

None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item with respect to our directors and compliance by our directors, executive officers and certain beneficial owners of our common stock with Section 16(a) of the Exchange Act is incorporated by reference to all information under the captions entitled “Board and Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” from our Proxy Statement.

Executive Officers of the Registrant

The following chart names our executive officers of the Company, each of whom is elected by and serves at the pleasure of the Board of Directors. The business experience shown for each officer has been his principal occupation for at least the past five years.

Name	Business Experience	Current Position Held Since	Age

John V. Holten

Mr. Holten has served as a director and our chairman of the board of directors since March 1998. Mr. Holten is the sole manager of Steamboat Industries LLC and the sole managing director of Steamboat Industries N.V. Steamboat Industries LLC, along with Steamboat Industries N.V. (Steamboat Industries LLC owns 100% of the common stock of Steamboat Industries N.V.), has been our majority stockholder since May 2004. Steamboat Industries LLC was established in, and Steamboat Industries LLC acquired 100% of the common stock of Steamboat Industries N.V. in, May 2004. Mr. Holten has also served as a director and chairman of the board of directors of AP Holdings, Inc., our parent company until May 2004, since April 1989. Mr. Holten is the chairman and chief executive officer of Steamboat Holdings, Inc., the parent company of AP Holdings, Inc. Mr. Holten has also served as the chairman and chief executive officer of Holberg Industries, Inc. since 1989. Holberg Industries, Inc. was our indirect parent until March 2001. Mr. Holten received his M.B.A. degree from Harvard University in 1982 and graduated from the Norwegian School of Economics and Business Administration in 1980.

		1998	47

James A. Wilhelm	Mr. Wilhelm has served as our president since September 2000 and as our chief executive officer and a director since October 2001. Mr. Wilhelm served as executive vice president—operations from March 1998 to September 1999 and he served as senior executive vice president and chief operations officer from September 1999 to August 2000. Mr. Wilhelm joined the predecessors of Standard Parking Corporation in 1985, serving as executive vice president beginning in January 1998. Prior to March 1998, Mr. Wilhelm was responsible for managing the Midwest and Western Regions,	2000	51

	which included parking facilities in Chicago and sixteen other cities throughout the United States and Canada. Mr. Wilhelm received his B.A. degree from Northeastern Illinois University in 1976.

G. Marc Baumann

Mr. Baumann has served as our executive vice president, chief financial officer and treasurer since October 2000. Mr. Baumann has also served as treasurer of AP Holdings, Inc. from October 2000 to April 2004. Prior to his appointment as our chief financial officer, Mr. Baumann was chief financial officer for Warburtons Ltd. in Bolton, England from January 1993 to October 2000. Mr. Baumann is a certified public accountant and a member of both the American Institute of Certified Public Accountants and the Illinois CPA Society. He received his B.S. degree in 1977 from Northwestern University and his M.B.A. degree from the Kellogg School of Management at Northwestern University in 1979.

		2000	49

Thomas L. Hagerman	Mr. Hagerman has served as our executive vice president—operations since July 2004 and as a senior vice president from March 1998 through June 2004. He received his B.A. degree in marketing from the Ohio State University in 1984, and a B.A. degree in business administration and finance from Almeda University in 2004.	2004	44

John Ricchiuto	Mr. Ricchiuto has served as our executive vice president-operations since December 2002. Mr. Ricchiuto joined APCOA, Inc. in 1980 as a management trainee. He served as vice president—Airport Properties Central from 1993 until 1994 and as senior vice president—Airport Properties Central and Eastern United States from 1994 until 2002. Mr. Ricchiuto received his B.S. degree from Bowling Green University in 1979.	2002	48

Robert N. Sacks

Mr. Sacks has served as our executive vice president—general counsel and secretary since the consummation of the combination in March 1998. Mr. Sacks joined APCOA, Inc. in 1988, and served as general counsel and secretary since 1988, as vice president, secretary, and general counsel from 1989, and as senior vice president, secretary and general counsel from 1997 to March 1998. Mr. Sacks has also served as secretary of AP Holdings, Inc. from 1989 to April 2004. Mr. Sacks received his B.A. degree, cum laude, from Northwestern University in 1976 and, in 1979, received his J.D. degree from Suffolk University where he was a member of the Suffolk University Law Review.

		1998	52

Edward E. Simmons

Mr. Simmons has served as our senior vice president—operations since May 1998. Mr. Simmons has also served as executive vice president—operations since August 1999. Previously, he was president, chief executive officer and co-founder of Executive Parking, Inc. Prior to joining Executive Parking, Inc., Mr. Simmons was vice president/general manager for Red Carpet Parking Service and a consultant on facility layout and design and general manager of J & J Parking. Mr. Simmons is a current board member of the National Parking Association and the International Parking Institute. Mr. Simmons is a past executive board member and past president of the Parking Association of California.

		1998	55

Steven A. Warshauer	Mr. Warshauer has served as our executive vice president—operations since the consummation of the combination in March 1998. Mr. Warshauer joined the Standard Companies in 1982, initially serving as vice president, then becoming senior vice president. Mr. Warshauer received his B.S. Degree from the	1998	50

University of Northern Colorado in 1976 with a major in Accounting.

Michael K. Wolf

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

		1998	55

We have adopted a Code of Ethics for Certain Executives (the “finance code of ethics”), a code of ethics that applies to our chief executive officer, chief financial officer, corporate controller and other finance organization employees.  The finance code of ethics is publicly available on our website at www.standardparking.com.  If we make any substantive amendments to the finance code of ethics or grant any waiver, including any implicit waiver from our chief executive officer, chief financial officer or corporate controller, we will disclose the nature of such amendment or waiver on that website or a report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to all information under the caption entitled “Report of the Compensation Committee,” “Summary Compensation Table,” “Stock Options,” and “Compensation of Outside Directors,” included in our Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to all information under the caption entitled “Beneficial Ownership of Directors and Executive Officers” and “Beneficial Ownership of More Than Five Percent of Any Class of Voting Securities” included in our Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to all information under the caption “Certain Transactions” included in our Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to all information under the caption “Appointment of Independent Auditors” and “Independent Auditors’ Fees and Other Matters” included in our Proxy Statement.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

	1.	Financial Statements

Report of Independent Registered Public Accounting Firm

Audited Consolidated Financial Statements
Consolidated Balance Sheets at December 31, 2004 and 2003

For the years ended December 31, 2004, 2003 and 2002:
Consolidated Statements of Operations
Consolidated Statements of Common Stockholders’ Deficit
Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

	2.	Financial statement schedule

Schedule II—Valuation and Qualifying Accounts

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

(b)	3.	Exhibit Listing

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of the Company filed on June 2, 2004 (incorporated by reference to exhibit 3.1 of the Company’s Form 8-K filed on June 16, 2004).
3.2	Amended and Restated By-Laws of the Company effective as of June 2, 2004 (incorporated by reference to exhibits 3.2 of the Company’s Form 8-K filed on June 16, 2004).
4.1	Specimen common stock certificate (incorporated by reference to exhibit 4.1 of Amendment No. 2 to the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on May 18, 2004).
4.2

Indenture governing the Company’s 9 1/4% Senior Subordinated Notes due 2008, dated as of March 30, 1998, by and among the Company, the Subsidiary Guarantors and State Street Bank and Trust Company (incorporated by reference to exhibit 4.1 of the Company’s Registration Statement on Form S-4, File No. 333-50437, filed on April 17, 1998).

4.2.1

Supplemental Indenture governing the Company’s 9 1/4% Senior Subordinated Notes due 2008, dated as of July 1, 2002, by and among the Company, Standard Parking Corporation IL, Tower Parking, Inc., Virginia Parking Service, Inc. and State Street Bank and Trust Company (incorporated by reference to exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q filed for September 30, 2002).

4.2.2

Supplemental Indenture governing the Company’s 9 1/4% Senior Subordinated Notes due 2008, dated as of January 11, 2002, by and among the Company, the Subsidiary Guarantors and State Street Bank and Trust Company (incorporated by reference to exhibit 4.2 of the Company’s Registration Statement on Form S-4, File No. 333-86008, filed on April 10, 2002).

4.2.3

Supplemental Indenture, dated as of September 21, 1998, among Virginia Parking Service, Inc., the Company, and State Street Bank and Trust Company (incorporated by reference to exhibit 4.5 of the Company’s Annual Report on Form 10-K filed for December 31, 1998).

4.2.4

Supplemental Indenture, dated as of July 6, 1998, among S&S Parking, Inc., Century Parking, Inc., Sentry Parking Corporation, the Company, and State Street Bank and Trust Company (incorporated by reference to exhibit 4.6 of the Company’s Annual Report on Form 10-K filed for December 31, 1998).

10.1

Credit Agreement, dated June 2, 2004 among the Company, various Financial Institutions, LaSalle Bank National Association with Wells Fargo Bank, N.A. (incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed on June 16, 2004).

10.1.1

First Amendment to Credit Agreement dated July 7, 2004 among the Company, various Financial Institutions, La Salle Bank National Association and Wells Fargo Bank, N.A. (incorporated by reference to exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed for June 30, 2004).

10.2	Amended Rate Cap Transaction Agreement dated as of November 15, 2004 by and among LaSalle and the

Company (incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed on November 17, 2004).
10.3

Amended Rate Cap Transaction Agreement dated as of November 15, 2004 by and among LaSalle and the Company (incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed on November 17, 2004).

10.4

Employment Agreement, dated as of March 30, 1998 between the Company and Myron C. Warshauer (incorporated by reference to exhibit 10.6 of the Company’s Registration Statement on Form S-4, File No. 333-50437, filed on April 17, 1998).

10.4.1*	First Amendment to Employment Agreement, dated July 7, 2003 between the Company and Myron C. Warshauer
10.4.2*	Amendment to Employment Agreement, dated as of May 10, 2004 between the Company and Myron C. Warshauer.
10.5

Employment Agreement, dated as of March 26, 1998 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.12 of the Company’s Registration Statement on Form S-4, File No. 333-50437, filed on April 17, 1998).

10.5.1

Amendment to Employment Agreement, dated as of June 19, 2000 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.5.1 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).

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

10.5.4

Fourth Amendment to Employment Agreement, dated December 31, 2003 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.5.4 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).

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

10.6.4

Fourth Amendment to Executive Employment Agreement, dated as of April 1, 2003 between the Company and James A. Wilhelm (incorporated by reference to exhibit 10.6.4 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).

10.6.5

Fifth Amendment to Executive Employment Agreement dated as of April 30, 2004 between the Company and James A. Wilhelm (incorporated by reference to exhibit 10.6.5 of Amendment No. 1 to the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on May 10, 2004.

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

10.7.2

Second Amendment to Employment Agreement, dated as of August 1, 2003 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.7.2 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).

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

10.10

Employment Agreement, dated as of August 1, 1999 between the Company and Edward E. Simmons (incorporated by reference to exhibit 10.10 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).

10.11	Amended and Restated Employment Agreement between the Company and G. Marc Baumann (incorporated by reference to exhibit 10.27 to the Company’s Annual Report on Form 10-K filed for December 31, 2001).
10.12

Long-Term Incentive Plan dated as of May 1, 2004 (incorporated by reference to exhibit 10.12 of Amendment No. 1 to the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on May 10, 2004).

10.14

Consulting Agreement, dated as of October 16, 2001 between the Company and Shoreline Enterprises, LLC (incorporated by reference to exhibit 10.36 of the Company’s Annual Report on Form 10-K filed for December 31, 2001).

10.14.1*	Amendment to Consulting Agreement, dated as of May 10, 2004 between the Company and Shoreline Enterprises, LLC
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

10.18.1

First Amendment dated June 9, 2003 to the Management Agreement between the Company and Circle Line Sightseeing Yachts, Inc. (incorporated by reference to exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed for June 30, 2003)

10.19

Property Management Agreement, dated as of September 1, 2003 between the Company and Paxton Plaza, LLC (incorporated by reference to exhibit 10.19 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).

10.20

Property Management Agreement, dated as of September 1, 2003 between the Company and Infinity Equities, LLC (incorporated by reference to exhibit 10.20 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).

10.21

Agreement of Lease, dated as of June 4, 1998 between the Company and LaSalle National Bank, as successor trustee to LaSalle National Trust, N.A. as successor trustee to LaSalle National Bank. (incorporated by reference to exhibit 10.21 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).

10.21.1

First Amendment to Agreement of Lease, dated as of May 1, 1999 between the Company and LaSalle National Bank, as successor trustee to LaSalle National Trust, N.A. as successor trustee to LaSalle National Bank (incorporated by reference to exhibit 10.21.1 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).

10.21.2

Second Amendment to Agreement of Lease, dated as of July 27, 2000 between the Company and LaSalle National Bank, as successor trustee to LaSalle National Trust, N.A. as successor trustee to LaSalle National Bank (incorporated by reference to exhibit 10.21.2 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).

10.21.3

Third Amendment to Agreement of Lease, dated as of September 11, 2003 between the Company and LaSalle National Bank, as successor trustee to LaSalle National Trust, N.A. as successor trustee to LaSalle National Bank (incorporated by reference to exhibit 10.21.3 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).

10.22

Exchange and Amendment Agreement dated November 20, 2001 by and among the Company and Fiducia Ltd. (incorporated by reference to exhibit 10.30 of the Company’s Annual Report on Form 10-K filed for December 31, 2001).

10.23

Employment Agreement between the Company and John V. Holten (incorporated by reference to exhibit 10.23 of Amendment No. 2 to the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on May 18, 2004).

10.23.1

Side Letters dated May 7, 2004 related to the Employment Agreement dated May 7, 2004 between the Company and John V. Holten (incorporated by reference to exhibit 10.23.1 of Amendment No. 2 to the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on May 18, 2004).

10.24

Consulting Agreement dated as of March 1, 2004 between the Company and Gunnar E. Klintberg (incorporated by reference to exhibit 10.24 of Amendment No. 1 to the Company’s Registration Form S-1, File No. 333-112652, filed on May 10, 2004).

10.26

Form of Registration Rights Agreement, dated as of May 27, 2004 between the Company and Steamboat Industries LLC (incorporated by reference to exhibit 10. 26 of Amendment No. 3 to the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on May 24, 2004).

10.27

Form of Exchange Agreement, dated as of May 27, 2004 between the Company and Steamboat Industries LLC (incorporated by reference to exhibit 10.27 of Amendment No. 3 to the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on May 24, 2004).

10.28	Stock Purchase Agreement, dated as of May 10, 2004 among the Company, SP Associates , Waverly Partners,

L.P., the Carol R. Warshauer GST Exempt Trust, Myron C. Warshauer, Steamboat Industries LLC and John V. Holten (incorporated by reference to exhibit 10.28 of Amendment No. 3 to the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on May 24, 2004).

10.28.1

First Amendment to Stock Purchase Agreement, dated as of May 20, 2004 among the Company, SP Associates, Waverly Partners, L.P., the Carol R. Warshauer GST Exempt Trust, Myron C. Warshauer, Steamboat Industries LLC and John V. Holten (incorporated by reference to exhibit 10.28.1 of Amendment No. 3 to the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on May 24, 2004).

10.3

Amended Rate Cap Transaction Agreement dated as of November 15, 2004 by and among LaSalle and the Company (incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed on November 17, 2004).

14.1	Code of Ethics (incorporated by reference to exhibit 14.1 of the Company’s Annual Report on Form 10-K for December 31, 2002).
21.1	Subsidiaries of the Company (incorporated by reference to exhibit 21.1 of the Company’s Registration Statement on Form S-1, File No. 333-112652 filed on February 10, 2004).
23.*	Consent of Independent Registered Public Accounting Firm dated as of March 11, 2005.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by James A. Wilhelm.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by G. Marc Baumann
31.3*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Daniel R. Meyer
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by James A. Wilhelm, G. Marc Baumann and Daniel R. Meyer.

*                                         Filed herewith.

INDEX TO HISTORICAL FINANCIAL STATEMENTS

Standard Parking Corporation
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2004 and 2003
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2004
Consolidated Statements of Common Stockholders’ Deficit for each of the three years in the period ended December 31, 2004
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2004
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors

Standard Parking Corporation

We have audited the accompanying consolidated balance sheets of Standard Parking Corporation (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2004 and 2003, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                                                                                                ERNST & YOUNG LLP

Chicago, Illinois

March 11, 2005

STANDARD PARKING CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share data)

	December 31,
	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$10,360	$8,470
Notes and accounts receivable, net	34,608	30,923
Prepaid expenses and supplies	2,330	1,436

Total current assets	47,298	40,829
Leaseholds and equipment:
Equipment	23,735	20,804
Leasehold improvements	17,687	17,750
Leaseholds	34,815	34,835
Construction in progress	2,385	560
	78,622	73,949
Less accumulated depreciation and amortization	(62,141)	(57,990)
	16,481	15,959
Other assets:
Long-term receivables, net	7,317	5,431
Advances and deposits	1,816	2,090
Goodwill	118,342	117,390
Intangible and other assets, net	3,848	7,886

	131,323	132,797

Total assets	$195,102	$189,585

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$26,107	$24,971
Accrued rent	4,871	3,748
Compensation and payroll withholdings	8,595	6,989
Property, payroll and other taxes	1,760	2,289
Accrued insurance and expenses	10,320	7,967
Accrued special charges	248	1,268
Current portion of obligations under credit agreements and other	773	690
Current portion of capital lease obligations	2,739	2,150

Total current liabilities	55,413	50,072
Long-term borrowings, excluding current portion:
Obligations under credit agreements	99,517	152,586
Capital lease obligations	4,120	2,268
Other	2,601	3,385

	106,238	158,239
Other long-term liabilities	18,111	19,776
Convertible redeemable preferred stock, series D	1	56,399
Redeemable preferred stock, series C	—	60,389
Common stock subject to put/call rights; 5.01 shares issued and outstanding	—	10,712

Common stockholders’ equity (deficit):
Common stock, par value $.001 per share; 12,000,100 shares authorized; 10,487,003 shares issued and outstanding as of December 31, 2004, and common stock, par value $1.00 per share, 3,000 shares authorized; 26.3 shares issued and outstanding in 2003	10	1
Additional paid-in capital	193,565	15,222
Accumulated other comprehensive income (loss)	116	(233)
Accumulated deficit	(178,352)	(180,992)

Total common stockholders’ equity (deficit)	15,339	(166,002)

Total liabilities and common stockholders’ equity (deficit)	$195,102	$189,585

See Notes to Consolidated Financial Statements.

STANDARD PARKING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for share and per share data)

	Years Ended December 31,
	2004	2003	2002

Parking services revenue:
Lease contracts	$148,752	$138,681	$142,376
Management contracts	83,712	76,613	78,029

Reimbursement of management contract expense	331,171	330,243	326,146

Total revenue	563,635	545,537	546,551

Costs and expenses:
Cost of parking services:
Lease contracts	134,548	125,153	128,871
Management contracts	34,029	29,439	35,201

Reimbursed management contract expense	331,171	330,243	326,146

Total cost of parking services	499,748	484,835	490,218

Gross profit
Lease contracts	14,204	13,528	13,505
Management contracts	49,683	47,174	42,828

Total gross profit	63,887	60,702	56,333

General and administrative	33,470	32,907	30,309
Depreciation and amortization	6,957	7,501	7,554
Special charges	—	1,055	2,897
Management fee-parent company	1,500	3,000	3,000
Non-cash stock option compensation expense (1)	2,299	—	—
Valuation allowance related to long-term receivables	—	2,650	—

Total costs and expenses	543,974	531,948	533,978

Operating income	19,661	13,589	12,573

Other expenses (income):
Interest expense	13,369	16,797	16,246
Interest income	(534)	(238)	(281)
Gain on extinguishment of debt and other	(3,832)	(1,757)	—

	9,003	14,802	15,965

Gain (loss) before minority interest and income taxes	10,658	(1,213)	(3,392)
Minority interest	349	357	180
Income tax expense (benefit)	(112)	411	252

Net income (loss) before preferred stock dividends and increase in value of common stock subject to put/call	10,421	(1,981)	(3,824)

Preferred stock dividends	(7,243)	(15,630)	(13,540)
Increase in value of common stock subject to put/call	(538)	(1,242)	(970)

Net income (loss)	$2,640	$(18,853)	$(18,334)
Common Stock Data:
Net income per common share:
Basic	$0.44	$—	$—
Diluted	$0.42	$—	$—
Weighted average common shares outstanding:
Basic	6,040,389	—	—
Diluted	6,289,591	—	—

(1) Non-cash stock option compensation expense of $2,299 relates entirely to general and administrative expense

See Notes to Consolidated Financial Statements.

STANDARD PARKING CORPORATION

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ (DEFICIT) EQUITY

(in thousands, except for share and per share data)

			Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
	Common Stock
	Number of Shares	Par Value

Balance (deficit) at January 1, 2002	26.3	$1	$11,422	$(803)	$(143,805)	$(133,185)

Net loss before preferred stock dividends and increase in value of common stock subject to put/call					(3,824)	(3,824)
Foreign currency translation adjustments				159		159

Comprehensive loss						(3,665)

Preferred stock dividends					(13,540)	(13,540)
Increase in value of common stock subject to put/call					(970)	(970)
Exchange of series C Preferred Stock for series D Preferred Stock			3,800			3,800

Balance (deficit) at December 31, 2002	26.3	1	15,222	(644)	(162,139)	(147,560)

Net loss before preferred stock dividends and increase in value of common stock subject to put/call					(1,981)	(1,981)
Foreign currency translation adjustments				411		411

Comprehensive loss						(1,570)

Preferred stock dividends					(15,630)	(15,630)

Increase in value of common stock subject to put/call					(1,242)	(1,242)
Balance (deficit) at December 31, 2003	26.3	1	15,222	(233)	(180,992)	(166,002)

Net income before preferred stock dividends and increase in value of common stock subject to put/call					10,421	10,421
Foreign currency translation adjustments				349		349

Comprehensive income						10,770

Preferred stock dividends			7,243		(7,243)	—
Increase in value of common stock subject to put/call					(538)	(538)
Redemption of convertible redeemable preferred stock, series D			56,398			56,398
Redemption of redeemable preferred stock, series C			60,389			60,389
Note assumed by our parent company related to repurchase of common stock subject to put/call rights			5,000			5,000
Non-cash stock-based compensation			2,299			2,299

Redemption of common stock	(26.3)	(1)	1			—

Issuance of common stock	5,456,192	5	—			5

Net proceeds from initial public offering	5,000,000	5	46,699			46,704
Issuance of stock grants	15,044	—	214			214
Proceeds from exercise of stock options	15,767	—	100			100

Balance (deficit) at December 31, 2004	10,478,003	$10	$193,565	$116	$(178,352)	$15,339

See Notes to Consolidated Financial Statements.

STANDARD PARKING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except for share and per share data)

	Year Ended December 31,
	2004	2003	2002

Operating activities
Net income (loss) before preferred stock dividends and increase in value of common stock subject to put/call	$10,421	$(1,981)	$(3,824)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	6,957	7,501	7,554
Non-cash interest expense	279	3,263	3,049
Amortization of deferred financing costs	1,015	1,199	836
Amortization of carrying value in excess of principal	(1,308)	(2,854)	(2,655)
Non-cash stock-based compensation	2,513	—	—
Valuation allowance related to long term receivables	—	2,650	—
Write off of debt issuance costs	2,385	—	—
Write off of carrying value in excess of principal related to the14% senior subordinated second lien notes	(8,207)	(1,172)	—
Provision (reversal) for losses on accounts receivable	464	(1,029)	399
Gain on extinguishment of debt	—	(585)	—
Changes in operating assets and liabilities:
Notes and accounts receivable	(6,035)	(1,544)	7,206
Prepaid assets	(894)	185	(427)
Other assets	(168)	1,640	(6,526)
Accounts payable	1,136	568	(10,217)
Accrued liabilities	2,812	5,804	8,290

Net cash provided by operating activities	11,370	13,645	3,685

Investing activities
Purchase of leaseholds and equipment	(1,378)	(1,812)	(1,846)
Contingent purchase payments	(644)	(709)	(612)

Net cash used in investing activities	(2,022)	(2,521)	(2,458)

Financing activities
Net proceeds from initial public offering	46,709	—	—
Proceeds from exercise of stock options	100	—	—
Repurchase of common stock subject to put/call rights	(6,250)	—	—
Proceeds from long-term borrowings	—	332	—
Proceeds from senior credit facility	54,550	4,500	3,000
Payments on senior credit facility	(40,650)	—	—
Payments on long-term borrowings	(145)	(54)	(394)
Payments on joint venture borrowings	(555)	(687)	(882)
Payments of debt issuance costs	(1,409)	(2,987)	(159)
Payments on capital leases	(2,423)	(1,994)	(1,900)
Repurchase of 14% senior subordinated second lien notes	(57,734)	(5,915)	—
Redemption of preferred stock	—	(2,413)	(2,500)

Net cash used in financing activities	(7,807)	(9,218)	(2,835)

Effect of exchange rate changes on cash and cash equivalents	349	411	159

Increase (decrease) in cash and cash equivalents	1,890	2,317	(1,449)
Cash and cash equivalents at beginning of year	8,470	6,153	7,602

Cash and cash equivalents at end of year	$10,360	$8,470	$6,153

Cash paid for:
Interest	$14,796	$14,901	$16,656
Income taxes	140	323	370

Supplemental disclosures of non-cash activity:
Debt issued for capital lease obligations	$5,076	$1,412	$6,590
Redemption of redeemable preferred stock, series C	(60,389)	—	(8,800)
Redemption of convertible redeemable preferred stock, series D	(56,398)	—	—
Note assumed by our parent company related to repurchase of common stock subject to put/call rights	5,000	—	—
Issuance of 18% senior convertible redeemable series D preferred stock	—	—	5,000
Redemption of 9 1/4% senior subordinated notes	—	—	(91,123)
Issuance of 14% senior subordinated second lien notes	375	2,347	61,608
Issuance of 18% senior convertible redeemable series D preferred stock	—	—	35,000
Carrying value in excess of principal, related to debt recapitalization	—	—	16,838

See Notes to Consolidated Financial Statements.

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2004, 2003 and 2002

(In thousands except share and per share data)

Note A. Significant Accounting Policies

Standard Parking Corporation (“Standard” or “the Company”), and its subsidiaries and affiliates manage, operate and develop parking properties throughout the United States and Canada. The Company is a majority-owned subsidiary of Steamboat Holdings.  The Company provides on-site management services at multi-level and surface facilities for all major markets of the parking industry.  The Company manages approximately 1,896 parking facilities, containing approximately 1,026,336 parking spaces in 298 cities across the United States and Canada.

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

Parking Revenue

The Company recognizes gross receipts from leased locations management fees and amounts attributable to ancillary services earned from management contract properties as parking revenue as the related services are provided. Also included in parking revenue are gains on sales of parking contracts and development fees.

Cost of Parking Services

The Company recognizes costs for leases and non-reimbursed costs from managed facilities as cost of parking services. Cost of parking services consists primarily of rent and payroll related costs.

Advertising Costs

Advertising costs are expensed as incurred and are included in general and administrative expenses. Advertising expenses aggregated $456, $412 and $286 for 2004, 2003 and 2002 respectively.

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

Allowance for Doubtful Accounts

Accounts receivable, net of the allowance for doubtful accounts, represents our estimate of the amount that ultimately will be realized in cash.  Management reviews the adequacy of its allowance for doubtful accounts on an ongoing basis, using historical collection trends, aging of receivables, and a review of specific accounts, and makes adjustments in the allowance as necessary.  Changes in economic conditions or other circumstances could have an impact on the collection of existing receivable balances or future allowance considerations.  As of December 31, 2004 and 2003, the Company’s allowance for doubtful accounts was $3.1 million and $3.3 million, respectively.

Leaseholds and Equipment

Leaseholds, equipment and leasehold improvements are stated at cost. Leaseholds (cost of parking contracts) are amortized on a straight-line basis over the average contract life of 10 years. Equipment is depreciated on the straight-line basis over the estimated useful lives of approximately 5 years on average. Leasehold improvements are amortized on the straight-line basis over the terms of the respective leases or the service lives of the improvements, whichever is shorter (average of approximately 7 years).  Assets under capital leases are amortized on the straight-line basis over the terms of the respective leases or the service lives of the asset.  Depreciation and amortization includes losses (gains) on abandonments of leaseholds and equipment of $89, $364 and $0 in 2004, 2003 and 2002, respectively. Depreciation expense was $5,801, $6,914 and $6,983 in 2004, 2003 and 2002 respectively.

Goodwill

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which eliminates the amortization of goodwill and instead requires that goodwill be tested for impairment at least annually.  The transitional impairment test in 2002 and the annual impairment test of goodwill made by the company in the fourth quarter for the years ended 2004, 2003 and 2002, respectively, did not require adjustment to the carrying value of our goodwill.

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

Per the provisions of SFAS No. 142, the Company’s finite lived intangible assets, consisting primarily of non-compete agreements, are amortized on a straight line basis over the term of the respective agreements which range from 5 to 10 years.  (See Note B).

Debt Issuance Costs

The costs of obtaining financing are capitalized and amortized as interest expense over the term of the respective financing using a method which approximates the interest method.  Debt issuance costs of $1,930, $3,920 and $2,132 at December 31, 2004, 2003 and 2002, respectively, are included in intangibles and other assets in the consolidated balance sheets and are reflected net of accumulated amortization of $4,004, $3,911 and $3,859 at December 31, 2004, 2003 and 2002, respectively.

Financial Instruments

The carrying values of cash, accounts receivable and accounts payable are reasonable estimates of their fair value due to the short-term nature of these financial instruments. The Company’s 9¼% Senior Subordinated Notes are included in the Consolidated Balance Sheet at $48,877, which represents the aggregate face value of the notes. Estimated market value at December 31, 2004 approximates face value for the 9¼% notes.   Other long-term debt has a carrying value that approximates fair value because these instruments bear interest at market rates.

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

Interest rate caps

We use a variable rate senior credit facility to finance our operations.  This facility exposes us to variability in interest payments due to changes in interest rates.  If interest rates increase, interest expense increases and conversely, if interest rates decrease, interest expense also decreases. We believe that it is prudent to limit the exposure of an increase in interest rates.

To meet this objective, we entered into two interest rate cap transactions with LaSalle Bank National Association (“LaSalle”), allowing us to continue to take advantage of LIBOR based pricing under our Credit Agreement while hedging our interest rate exposure on a portion of our borrowings under the Credit Agreement (“Rate Cap Transactions”). Under each Rate Cap Transaction, we will receive payments from LaSalle at the end of each quarterly period to the extent that the prevailing three month LIBOR during that period exceeds our cap rate of 2.5%. The first Rate Cap Transaction caps our interest rate on a $30.0 million principal balance at 2.5% for a total of 18 months.  The second Rate Cap Transaction caps our interest rate on a $15.0 million principal balance at 2.5% for a total of nine months.  Each Rate Cap Transaction will begin as of January 12, 2005 and will settle each quarter on a date that coincides with our quarterly interest payment dates under the credit agreement.  The underlying terms of the interest rate cap, including the notional amounts, the duration and reset dates are identical to the associated debt instruments and therefore hedging results in no ineffectiveness.  The interest rate caps are reported at their fair values and are included as prepaid and other assets on the face of the consolidated balance sheet.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123.  However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.   Statement 123(R) must be adopted no later than July 1, 2005.  We expect to adopt Statement 123(R) on July 1, 2005.

We plan to adopt Statement 123 using the modified-prospective method.  Accordingly, the adoption of Statement 123 ( R )’s fair value method will have a significant impact on our results of operations, although it will have no overall impact on our financial position.  The impact of adoption of Statement 123 ( R ) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, based upon the current share based payments the impact would equate to approximately $320 in additional costs on an annual basis.

Stock-Based Compensation

We are required under SFAS No. 123, to disclose pro forma information regarding option grants made to our employees based on specific valuation techniques that produce estimated compensation charges. The pro forma information is as follows (in thousands, except per-share amounts):

	December 31,
	2004	2003	2002
	(in thousands except for per share data)
Net income (loss)-as reported	$2,640	$(18,853)	$(18,334)
Add: Non-cash stock option compensation expense included in the reported net income, net of related tax effects	2,299	—	—
Deduct: Stock-based employee compensation expense using the fair value method net of related tax effects	(2,495)	—	—
Pro-forma net income (loss)	$2,444	$(18,853)	$(18,334)

Basic net income per common share- as reported	$.44	$—	$—
Basic pro-forma net income per common share	$.41	$—	$—
Diluted net income per common share- as reported	$.42	$—	$—
Diluted pro-forma net income per common share	$.39	$—	$—

The estimated weighted average fair value of the options granted was $6.42 for 2004 option grants, using the Black-Scholes option pricing model with the following assumptions: weighted average dividend yield was 0%, weighted average volatility of 50% was used based upon companies in our industry as our stock is newly issued, weighted average risk free interest based on zero-coupon U.S. government issues with a remaining term equal to the expected life of the option of 2.77%, and a weighted average expected term of 7 years.

We issued stock grants totaling 15,044 shares to our outside Directors.  On June 2, 2004, 8,696 shares were issued in conjunction with our initial public offering at the NASDAQ market closing price of $13.09 per share.  On December 27, 2004, we issued 6,348 shares at the NASDAQ market closing price of $15.76 per share.  The total value of the grants, $214 thousand, was recorded as compensation and is included in our general and administrative expenses for the year ended December 31, 2004.

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

The following table sets forth the computation of basic and diluted net income per share:

	Year Ended
	December 31, 2004	December 31, 2003 (1)	December 31, 2002 (1)
	(in thousands except for share and per share data)
Numerator:
Net income (loss)	$2,640	$(18,853)	$(18,334)
Denominator:
Denominator for basic net income per common share:
Weighted average basic shares outstanding	6,040,389	—	—
Weighted average of diluted shares outstanding	6,289,591	—	—
Basic net income per common share	$0.44	$—	$—
Dilutive net income per common share	$0.42	$—	$—

(1) Earnings per share was not calculated for 2003 and 2002 as the number of outstanding shares were nominal

Note C. Non-Cash Stock Compensation Expense

In accordance with the 2001 Option Plan, outstanding options to purchase 503.86 shares of Series D preferred stock immediately became fully vested and exercisable upon completion of our IPO. The vested Series D preferred stock options were then converted into options to purchase an aggregate of 444,836 shares of our common stock which became fully vested upon completion of our IPO.

We recorded $2.3 million in non-cash stock compensation expense which represented the difference between the fair market value of $11.50 per share (the IPO price per share) and the exercise price of $6.34 per share on the 444,836 shares converted to our common stock.  In addition, we issued 4,414 options at an exercise price of $11.50, which were immediately vested, on October 29, 2004 when the fair market value was $12.89 per share and we recorded the difference as compensation expense.

Note D. Special Charges

No special charges were recorded for the year ended December 31, 2004.  Included in “special charges” in the accompanying consolidated statement of operations for the years ended December 31, 2003 and 2002 are the following (expenses are cash unless otherwise stated):

	For The Year Ended December 31,
	2003	2002
	(in thousands)
Costs related to the exchange offering	$—	$982
Costs related to refinancing	343	—
Employee severance costs	156	391
Retroactive prior period insurance adjustments	—	215
Provision (reversal) for headquarters reorganization	—	(320)
Incremental integration costs and other	256	1,329
Parent company expenses	300	300

Total special charges	$1,055	$2,897

Supplemental Disclosure—Special Charges

	For The Year Ended December 31,
	2004	2003	2002
	(in thousands)
Accrued at beginning of year	$1,268	$1,870	$12,057
Paid during year	(228)	(602)	(10,187)

Accrued at end of year (1)	$1,040	$1,268	$1,870

(1)  The 2004 year-end balance includes $792 which is included in other long-term liabilities and consists of future rent obligations owed for an abandoned facility.

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

Note E. Net Gain from Extinguishment of Debt and Other

The net gain from extinguishment of debt consists of the following (in thousands):

	Year Ended
	December 31, 2004	December 31, 2003
	(in thousands)
(Loss) gain:
Pre-payment penalty on former senior credit facility	$(640)	$—
Professional fees related to extinguishment of debt	(310)	—
Additional premium on 14% Notes	(740)	—
Purchase of common stock options	(300)	—
Write-off of debt issuance costs related to former senior credit facility	(2,385)	—
Write-off of carrying value in excess of principal related to 14% Notes	8,207	1,172
Gain on repurchase of 14% Notes	—	585
Net gain from extinguishment of debt and other	$3,832	$1,757

Note F. Borrowing Arrangements

Long-term borrowings, in order of preference, consist of:

	Interest Rate(s)	Due Date	Amount Outstanding
			December 31, 2004	December 31, 2003
			(in thousands)

Senior Credit Facility	Various	June 2007	$50,000	$36,100
Senior Subordinated Second Lien Notes	14.00%	December 2006	—	57,455
Senior Subordinated Notes	9 ¼%	March 2008	48,877	48,877
Carrying value in excess of principal	Various	Various	640	10,155
Joint venture debentures	11.00	Various	1,308	1,863
Capital lease obligations	Various	Various	6,859	4,418
Obligations on Seller notes and other	Various	Various	2,066	2,211
			109,750	161,079
Less current portion			3,512	2,840

			$106,238	$158,239

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

The 9 1/4% Senior Subordinated Notes (the “9 1/4% Notes”) were issued in September of 1998 and are due in March of 2008.

The 9 1/4% Notes and senior credit facility contain covenants that limit us from incurring additional indebtedness and issuing preferred stock, restrict dividend payments, limit transactions with affiliates and restrict certain other transactions. Substantially all of our net assets are restricted under these provisions and covenants (See Note Q).

A roll-forward schedule of the 14% Notes, 9 1/4% Notes and carrying value in excess of principal is as follows:

	14% Notes	9 1/4% Notes	Carrying value in excess of principal
	(in thousands)

Balance at December 31, 2003	$57,455	$48,877	$10,155
Amortization of carrying value	—	—	(1,308)
PIK Notes issued	279	—	—
Repurchase of 14% Senior Subordinated Second Lien Notes and write off of carrying value in excess of principal	(57,734)	—	(8,207)
Balance at December 31, 2004	$—	$48,877	$640

We entered into a new senior credit agreement as of June 2, 2004 with LaSalle Bank National Association, as agent and Wells Fargo Bank, N.A., as syndication agent.  LaSalle and Wells Fargo have subsequently assigned a portion of their loans and rights as lender to Fifth Third Bank Chicago and U.S. Bank National Association.

The revolving senior credit facility consists of a $90.0 million revolving credit facility that will expire on June 2, 2007. The credit facility includes a letter of credit sub-facility with a sublimit of $30.0 million provided by Wells Fargo and a swing line sub-facility with a sublimit of $5.0 million.

The revolving credit facility bears interest, at our option, at either (1) LIBOR plus the applicable LIBOR Margin ranging between 2.50% and 3.25% depending on the ratio of our total funded indebtedness to our EBITDA from time to time (“Total Debt Ratio”) or (2) the Base Rate (as defined below) plus the applicable Base Rate Margin raging between 1.00% and 1.75% depending on our Total Debt Ratio.  We may elect interest periods of one, two, three or six months for LIBOR based borrowings.   The Base Rate is

the greater of (i) the rate publicly announced from time to time by LaSalle as its “prime rate”, or (ii) the overnight federal funds rate plus 0.50%.

The senior credit facility includes the following covenants; fixed charge ratio, senior debt to EBITDA ratio, total debt to EBITDA ratio and a limit on net annual capital expenditures, and limit on our ability to incur additional indebtedness, issue preferred stock or pay dividends and contain certain other restrictions on our activities.  We are required to repay borrowings under the senior credit facility out of the proceeds of future issuances of debt or equity securities and asset sales, subject to certain exceptions. The new senior credit facility is secured by a first lien on substantially all of our assets and any subsequently acquired assets (including a pledge of 100% of the stock of our existing and future domestic guarantor subsidiaries and 65% of the stock of our existing and future foreign subsidiaries).  At December 31, 2004 we were in compliance with all of the covenants.

At December 31, 2004, we had $23.5 million of letters of credit outstanding under the senior credit facility, borrowings against the senior credit facility aggregated $50.0 million, and we had $16.5 million available under the senior credit facility.

Consolidated joint ventures have entered into four agreements for stand-alone development projects providing nonrecourse funding. These joint venture debentures are collateralized by the specific contracts that were funded and approximate the net book value of the related assets.

We have entered into various financing agreements, which were used for the purchase of equipment.

Redeemable Preferred Stock, Series C

In connection with our IPO, we exchanged a portion of our 11 ¼% Redeemable Preferred Stock (the “Series C preferred stock”), that was owned by Steamboat Industries LLC for 5,789,499 shares of our common stock. Our remaining Series C preferred stock was contributed to us by our parent as a capital contribution. As of December 31, 2004, there are no outstanding shares of Series C preferred stock.

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

	Series C preferred stock 11 1/4% For the period ended
	December 31, 2004		December 31, 2003
	Shares	Value	Shares	Value
	(in thousands except for share data)

Beginning balance	31.9004	$60,389	33.2194	$56,347
Dividends accumulated	—	2,876	—	6,455
Exchange for common stock	(31.9004)	(63,265)	(1.319)	(2,413)

Ending balance	—	$—	31.9004	$60,389

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

	Series D preferred stock 18% For the period ended
	December 31, 2004		December 31, 2003
	Shares	Value	Shares	Value
	(in thousands except for share data)

Beginning balance	4,000	$56,399	4,000	$47,224
Dividends accumulated	—	4,367	—	9,175
Retirement	(3,990)	(60,765)	—	—

Ending balance	10	$1	4,000	$56,399

Note G. Income Taxes

At December 31, 2004 the Company had $72.3 million of federal net operating loss (NOLs) carry forwards and $5.6 million of net cumulative temporary differences which will provide future tax deductions. Assuming a 39% tax rate, the NOLs and net temporary differences create a deferred tax asset of $30.9 million. Due to our historical financial results, a full valuation allowance has been recorded on the net deferred tax assets. The Company has net operating loss carry forwards of $72.3 million for federal income tax purposes that expire in years 2012 through 2024.

As a result of the initial public offering completed in June of 2004, an ownership change occurred under Internal Revenue Code Section 382 which limits our ability to use pre-change NOLs to reduce future taxable income.

A reconciliation of the Company’s reported income tax expense, (benefit) to the amount computed by multiplying income/(loss) before income taxes by the effective federal income tax rate is as follows:

	2004	2003	2002
	(in thousands)
Statutory provision (benefit)	$3,505	$(534)	$(1,215)
Permanent differences	32	187	86
State taxes, net of federal benefit	3	20	13
Effect of foreign tax rates	88	64	(44)
Reduction of foreign tax reserves	(449)	—	—
	3,179	(264)	(1,160)
Change in valuation allowance	(3,291)	675	1,412

Income tax, (benefit) expense	$(112)	$411	$252

Income tax, (benefit) expense consists of the following:

	2004	2003	2002
	(in thousands)
Current:
Foreign	$(116)	$381	$232
State	4	30	20

Income tax (benefit) expense	$(112)	$411	$252

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2004 and 2003 are as follows:

	2004	2003
	(in thousands)
Net operating loss carry forwards	$28,189	$25,730
Accrued expenses	7,752	7,734
Carrying value in excess of principal	250	3,960
Accrued compensation	4,697	2,500
Tax credit carry forwards	712	1,094
Reserves for special charges	379	437

	41,979	41,455
Tax over book depreciation and amortization	(11,041)	(7,226)

Net deferred tax assets before valuation allowance	30,938	34,229
Less: valuation allowance for deferred tax assets	(30,938)	(34,229)

Net deferred tax assets	$—	$—

For financial reporting purposes, a valuation allowance for net deferred tax assets will continue to be recorded until realization of such assets is more likely than not. Taxes paid, which relate to certain states and foreign jurisdictions, were $140, $323 and $370 in 2004, 2003 and 2002, respectively.

Note H. Benefit Plans

The Company offers deferred compensation arrangements for certain key executives and sponsors an employees’ savings and retirement plan in which certain employees are eligible to participate. Subject to their continued employment by the Company, certain employees offered supplemental pension arrangements will receive a defined monthly benefit upon attaining age 65. At December 31, 2004, 2003 and 2002, the Company has accrued $2,652, $2,614 and $2,509, respectively, representing the present value of the future benefit payments.

Participants in the savings and retirement plan may elect to contribute a portion of their compensation to the plan. The Company, contributes an amount in cash or other property as required by the plan. Expenses related to these plans amounted to $817, $784, and $872 in 2004, 2003 and 2002, respectively.

The Company also contributes to two multi-employer defined contribution and nine multi-employer defined benefit plans which cover certain union employees. Expenses related to these plans were $483, $566 and $1,119 in 2004, 2003 and 2002, respectively.

The following table summarizes the transactions pursuant to our stock option plans for the last three years ended December 31.

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2001	—	—
Granted	503.86	$5,600.00
Exercised	—	—
Canceled	—	—

Outstanding at December 31, 2002	503.86	$5,600.00
Granted	—	—
Exercised	—	—
Canceled	—	—

Outstanding at December 31, 2003	503.86	$5,600.00
Granted	605,771	$7.71
Exercised	(15,767)	$6.34
Canceled	(503.86)	$5,600.00

Outstanding at December 31, 2004	590,004	$7.71

At  December 31, 2004, options to purchase 433,483 shares of common stock were exercisable at a weighted average price of $6.39 per share.

Note I. Leases and Contingencies

The Company operates parking facilities under operating leases expiring on various dates, generally prior to 2017. Certain of the leases contain options to renew at the Company’s discretion.

Total future annual rent expense is not determinable due to the application of percentage factors based on revenues. At December 31, 2004, the Company’s minimum rental commitments, excluding contingent rent provisions under all non-cancelable leases with remaining terms of more than one year, are as follows:

(in thousands)
2005	$22,408
2006	19,285
2007	17,069
2008	13,312
2009	10,115
2010 and thereafter,	26,403
$108,592

Rent expense, including contingent rents, was $102,300, $94,105 and $96,682 in 2004, 2003 and 2002, respectively.

Contingent rent expense was $79,892, $73,558 and $76,088 in 2004, 2003 and 2002, respectively.

In the normal course of business, the Company is involved in disputes, generally regarding the terms of lease agreements. In the opinion of management, the outcome of these disputes and litigation will not have a material adverse effect on the consolidated financial position or operating results of the Company.

Note J. Management Contracts and Related Arrangements with Affiliates

We have management contracts to operate two surface parking lots in Chicago. Steven A. Warshauer and Michael K. Wolf own membership interests in a limited liability company that is a member of the limited liability companies that own those lots. We received a total of $39,800 in 2004, $39,200 in 2003 and $38,300 in 2002 under the applicable management contracts.

We entered into a management agreement with D&E Parking, Inc., a company in which two of our officers have an interest.  In consideration of the services provided by D&E, we paid D&E an annual base fee of $364,600 in 2004, $358,000 in 2003 and $325,000 in 2002.  On December 31, 2000, we entered into an agreement to sell, at fair market value, certain contract assets to D&E Parking, Inc. We continue to operate the parking facilities and receive management fees and reimbursement for support services in connection with the operation of the parking facilities. We received a total of $71,900 in 2004, $133,000 in 2003 and $116,000 in 2002 under this arrangement.  Standard Parking provides property management services to Elmwood Villas, a residential apartment complex in Las Vegas and Paxton Plaza, a shopping center in Los Angeles.  Both of these properties are controlled by entities affiliated with D&E.  We expect to expand our property management services for entities controlled by D&E.

We entered into a management agreement dated as of September 19, 2000, with Circle Line Sightseeing Yachts, Inc. to manage and operate certain parking facilities located along the Hudson River and Piers located in New York City and under the control of Circle Line. Circle Line is approximately 41.25% indirectly owned by John V. Holten’s immediate family.  Mr. Holten was previously a Director of New York Cruise Lines, Inc., which owned all of the outstanding stock of Circle Line, from 1990 to February 2005.  We received a total of $71,400 in 2004, $131,400 in 2003 and $66,000 in 2002 under this arrangement.  Additionally, Circle Line has the right to require us to temporarily advance to Circle Line on or before each December 31st and April 1st the anticipated net profit in increments of $100,000 each. We made an advance of $200,000 in 2004 and a total of  $100,000 remains outstanding.  We anticipate collecting this amount prior to June 2005.

Note K. Legal Proceedings

We are subject to various claims and legal proceedings that consist principally of lease and contract disputes. We consider these claims and legal proceedings to be routine and incidental to our business, and in the opinion of management, the ultimate liability with respect to these proceedings and claims will not materially affect our financial position, operations or liquidity.

Note L. Capital Leases

Property under capital leases included within equipment is as follows: (in thousands)

	December 31,
	2004	2003
Service vehicles	$8,425	$5,774
Computer equipment	2,537	997
Parking equipment	1,698	1,388
	12,660	8,159
Less: Accumulated depreciation	5,009	3,450
	$7,651	$4,709

Future minimum lease payments under capital leases at December 31, 2004 together with the present value of the minimum lease payments are as follows:

2005	$2,917
2006	2,071
2007	1,261
2008	819
2009	237
Total minimum payments	7,305
Less: Amounts representing interest	(446)
Present value of minimum payments	6,859
Less: Current portion	(2,739)
Total long-term portion	$4,120

Note M. Goodwill and Intangible Assets

  As of December 31, 2004, 2003 and 2002, the Company’s finite lived intangible assets amounted to $56, $2,244 and $2,815, respectively, net of accumulated amortization of $676, $3,544 and $3,242, respectively, which primarily consist of non-compete agreements amortized over their useful lives.

A roll forward of goodwill for the periods presented is as follows: (in thousands)

	For the Year Ended December 31,
	2004	2003
Balance at beginning of year	$117,390	$115,944
Effect of foreign currency translation	308	737
Contingency payments related to prior acquisitions	644	709
Balance at end of year	$118,342	$117,390

Amortization expense for intangible assets during the year ended December 31, 2004 was $496.  Estimated amortization expense for intangible assets for the year ended 2005 is $56.

On October 3, 2004, a Consulting Agreement dated March 20, 1998 between us and Sidney Warshauer, a former owner of ours, was terminated by its terms as a result of Mr. Warshauer’s death.  We recorded a one-time non-cash charge to amortization expense in the fourth quarter of 2004 reflecting the write-off of the net unamortized balance of Mr. Warshauer’s covenant not to compete of $570,000.

Note N. Long-term Receivables

Long-term receivables, net, consist of the following:

	Amount Outstanding
	December 31, 2004	December 31, 2003
	(in thousands)
Bradley International Airport
Guarantor payments	$6,473	$4,471
Other Bradley related, net	2,491	2,611
Valuation allowance	(2,484)	(2,650)
Net amount related to Bradley	6,480	4,432
Other long-term receivables, net	836	999
Total long-term receivables, net	$7,316	$5,431

We are the lessee under a 25-year lease with the State of Connecticut that expires on April 6, 2025, under which we lease the surface parking and 3,500 garage parking spaces at Bradley International Airport located in the Hartford, Connecticut metropolitan area. The parking garage was financed on April 6, 2000 through the issuance of $47.7 million of State of Connecticut special facility revenue bonds. The Bradley lease provides that we deposit with a trustee for the bondholders all gross revenues collected from operations of the surface and garage parking, and from these gross revenues, the trustee pays debt service on the special facility revenue bonds, operating and capital maintenance expenses of the surface and garage parking facilities and specific annual guaranteed minimum payments to the State. Principal and interest on the Bradley special facility revenue bonds increase from approximately $3.6 million in lease year 2002 to approximately $4.5 million in lease year 2025. Our annual guaranteed minimum payments to the State increase from approximately $8.3 million in lease year 2002 to approximately $13.2 million in lease year 2024.

To the extent that monthly gross receipts are not sufficient for the trustee to make the required payments we are obligated, pursuant to our guaranty agreement, to deliver the deficiency amount to the trustee within three business days of being notified. We are responsible for these deficiency payments regardless of the amount of utilization for the Bradley parking facilities. We made deficiency payments of $2.0 million, net of repayments of $0.1 million in the period ended December 31, 2004 and $3.3 million in the year ended December 31, 2003 and $1.2 million in the year-ended December 31, 2002.

We recorded $2.7 million as a valuation allowance related to long-term receivables during the year ended December 31, 2003. The amount was sufficient to cover all net receivables related to Bradley Airport other than the guarantor payments. There was no additional allowance recorded in the period ended December 31, 2004. It is anticipated that we will continue to reflect a valuation allowance against these receivables until the collectibility becomes more assured.  In September 2004, we received payment of approximately $0.2 million which reduced the other Bradley related amount and we reversed an equal amount of the valuation allowance.

Note O.  Initial Public Offering

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

Note P. Domestic and foreign operations

Our business activities consist of domestic and foreign operations. Foreign operations are conducted in Canada.  Revenue attributable to foreign operations were less than 10% of consolidated revenues for each of the years ended December 31, 2004, 2003 and 2002.

A summary of information about our foreign and domestic operations is as follows (in thousands):

	Year ended December 31,
	2004	2003	2002
Total revenues, excluding reimbursement of management contract expenses:
Domestic	$229,915	$213,148	$217,881
Foreign	2,549	2,146	2,524
Consolidated	$232,464	$215,294	$220,405

Operating income:
Domestic	$17,971	$12,027	$10,814
Foreign	1,690	1,562	1,759
Consolidated	$19,661	$13,589	$12,573

Net income (loss) before minority interest and income taxes:
Domestic	$8,946	$(2,389)	$(5,089)
Foreign	1,712	1,176	1,697
Consolidated	$10,658	$(1,213)	$(3,392)

Identifiable assets:
Domestic	$185,095	$179,737
Foreign	10,007	9,848
Consolidated	$195,102	$189,585

Note Q. Subsidiary Guarantors

Substantially all of the Company’s direct or indirect wholly owned active domestic subsidiaries, fully, unconditionally, jointly and severally guarantee the Senior Subordinated Notes discussed in Note F.  Separate financial statements of the guarantor subsidiaries are not separately presented because, in the opinion of management, such financial statements are not material to investors. The non-guarantor subsidiaries include joint ventures, wholly owned subsidiaries of the Company organized under the laws of foreign jurisdictions and inactive subsidiaries, all of which are included in the consolidated financial statements. The following is summarized combining financial information for Standard, the guarantor subsidiaries of the Company and the non-guarantor subsidiaries of the Company:

	Standard	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
December 31, 2004 Balance Sheet Data:
Current assets:
Cash and cash equivalents	$8,262	$	$2,098	—	10,360
Notes and accounts receivable, net	27,841	590	6,177	—	34,608
Prepaid expenses and supplies	2,290	29	11	—	2,330
Total current assets	38,393	619	8,286	—	47,298
Leaseholds and equipment, net	14,900	263	1,318	—	16,481
Long term receivables, net	7,317	—	—	—	7,317
Advances and deposits	1,590	—	226	—	1,816
Goodwill	110,637	3,585	4,120	—	118,342
Intangible and other	3,509	48	291		3,848
Investment in subsidiaries	11,319	—	—	(11,319)	—
Total assets	187,665	4,515	14,241	(11,319)	195,102
Current liabilities:
Accounts payable	24,306	215	1,586	—	26,107
Accrued and other current liabilities	22,826	1,011	1,957	—	25,794
Current portion of long-term borrowings	2,708	—	804	—	3,512
Total current liabilities	49,840	1,226	4,347	—	55,413
Long-term borrowings, excluding current portion	105,153	10	1,075	—	106,238
Other long-term liabilities	17,332	—	779	—	18,111
Convertible redeemable preferred stock, series D	1	—	—	—	1
Common stockholders’ equity (deficit):
Common stock, par value $.001 per share; 12,000,100 shares authorized; 10,87,003 shares issued and outstanding	10	—	—	—	10
Additional paid-in capital	193,562	2	1	—	196,565
Accumulated other comprehensive income	—	—	116		116
Accumulated (deficit) equity	(178,233)	3,277	7,923	(11,319)	(178,352)
Total common stockholders’ equity (deficit)	15,339	3,279	8,040	(11,319)	15,339
Total liabilities and common stockholders’ equity (deficit)	187,665	4,515	14,241	(11,319)	195,102

	Standard	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Income Statement Data:
Parking services revenue:
Lease contracts	115,241	21,993	11,518	—	148,752
Management contracts	78,954	160	4,598	—	83,712
	194,195	22,153	16,116		232,464
Reimbursement of management contract expense	331,171	—	—	—	331,171
Total revenue	525,366	22,153	16,116	—	563,635
Cost of parking services:
Lease contracts	104,374	20,147	10,027	—	134,548
Management contracts	32,105	64	1,860	—	34,029
	136,479	20,211	11,887	—	168,577
Reimbursement of management contract expense	331,171	—	—	—	331,171
Total cost of parking services	467,650	20,211	11,887	—	499,748
Gross profit:
Lease contracts	10,867	1,846	1,491	—	14,204
Management contracts	46,849	96	2,738	—	49,683
Total gross profit	57,716	1,942	4,229	—	63,887

General and administrative expenses	32,655	—	815	—	33,470
Depreciation and amortization	6,110	215	632	—	6,957
Management fee-parent company	1,500	—	—	—	1,500
Non-cash stock option compensation expense	2,299	—	—	—	2,299
Operating income	14,882	1,727	2,782	—	19,391
Other expenses (income):
Interest expense	13,171	1	197	—	13,369
Interest income	(450)	—	(84)	—	(534)
Net gain from extinguishment of debt	(3,832)	—	—	—	(3,832)
	8,889	1	113	—	9,003
Income before minority interest and income taxes	6,263	1,726	2,669	—	10,658
Minority interest	163	—	186	—	349
Income tax expense (benefit)	10	—	(122)	—	(112)
Equity in earnings of subsidiaries	4,331	—	—	(4,331)	—
Net income before preferred stock dividends and increase in value of common stock subject to put/call rights	10,421	1,726	2,605	(4,331)	10,421
Preferred stock dividends	7,243	—	—	—	7,243
Increase in value of common stock subject to put/call rights	538	—	—	—	538
Net income (loss)	2,640	1,726	2,605	(4,331)	2,640

	Standard	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flow Data: Operating activities:
Net income (loss)	$10,421	$1,726	$2,605	$(4,331)	$10,421
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	6,110	215	632	—	6,957
Non-cash interest expense	279	—	—	—	279
Amortization of deferred financing costs	1,015	—	—	—	1,015
Amortization of carrying value in excess of principal	(1,308)	—	—	—	(1,308)
Non-cash stock option compensation expense	2,513	—	—	—	2,513
Provision (reversal) for losses on accounts receivable	408	28	28	—	464
Write-off of debt issuance costs	2,385	—	—	—	2,385
Write-off of carrying value in excess of principal related to the 14% Notes	(8,207)	—	—	—	(8,207)
Change in operating assets and liabilities	(840)	(200)	(2,109)	—	(3,149)
Net cash provided by (used in) operating activities	12,776	1,769	1,156	(4,331)	11,370
Investing activities:
Purchase of leaseholds and equipment	(1,378)	—	—	—	(1,378)
Contingent purchase payments	(644)	—	—	—	(644)
Net cash used in investing activities	(2,022)	—	—	—	(2,022)
Financing activities:
Net proceeds from initial public offering	46,709	—	—	—	46,709
Proceeds from exercise of stock options	100	—	—	—	100
Repurchase of common stock subject to put/call rights	(6,250)	—	—	—	(6,250)
Proceeds from senior credit facility	13,900	—	—	—	13,900
Payments on long-term borrowings	(101)	—	(44)	—	(145)
Payments on joint venture borrowings	—	—	(555)	—	(555)
Payments on debt issuance costs	(1,409)	—	—	—	(1,409)
Payments on capital leases	(2,423)	—	—	—	(2,423)
Repurchase of 14% senior subordinated second lien notes	(54,734)	—	—	—	(54,734)
Net cash used in financing activities	(7,208)	—	(599)	—	(7,807)
Effect of exchange rate changes	—	—	349	—	349
Increase in cash and cash equivalents	3,546	1,769	906	(4,331)	1,890
Cash and cash equivalents at beginning of period	6,660	78	1,732	—	8,470
Cash and cash equivalents at end of period	$10,206	$1,847	$2,638	$(4,331)	$10,360

	Standard	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
December 31, 2003 Balance Sheet Data:
Current assets:
Cash and cash equivalents	$6,660	$78	$1,732	$—	$8,470
Notes and accounts receivable, net	25,889	542	4,492	—	30,923
Prepaid expenses and supplies	1,421	—	15	—	1,436
Total current assets	33,970	620	6,239	—	40,829
Leaseholds and equipment, net	13,518	381	2,060	—	15,959
Long term receivables, net	5,431	—	—	—	5,431
Advances and deposits	1,810	—	280	—	2,090
Goodwill	110,032	3,545	3,813	—	117,390
Intangible and other	7,544	119	223	—	7,886
Investment in subsidiaries	8,573	—	—	(8,573)	—
Total assets	$180,878	$4,665	$12,615	$(8,573)	$189,585
Current Liabilities:
Accounts payable	23,201	321	1,449	—	24,971
Accrued and other current liabilities	18,825	663	2,773	—	22,261
Current portion of long-term borrowings	1,922	—	918	—	2,840
Total current liabilities	43,948	984	5,140	—	50,072
Long-term borrowings, excluding current portion	156,325	20	1,894	—	158,239
Other long-term liabilities	19,107	—	669	—	19,776
Convertible redeemable preferred stock, series D	56,399	—	—	—	56,399
Redeemable preferred stock, series C	60,389	—	—	—	60,389
Common stock subject to put/call rights; 5.01 shares issued and outstanding	10,712	—	—	—	10,712
Common stockholders’ equity (deficit):
Common stock, par value $1 per share; 3000 shares authorized; 26.3 shares issued and outstanding	1	—	—	—	1
Additional paid-in-capital	15,221	—	1	—	15,222
Accumulated other comprehensive loss	—	—	(233)	—	(233)
Accumulated (deficit) equity	(181,224)	3,661	5,144	(8,573)	(180,992)
Total common stockholders’ (deficit) equity	(166,002)	3,661	4,912	(8,573)	(166,002)
Total liabilities and common stockholders’ (deficit) equity	$180,878	$4,665	$12,615	$(8,573)	$189,585

	Standard	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Income Statement Data:
Parking services revenue:					13
Lease contracts	106,378	22,114	10,189	—	138,681
Management contracts	72,410	181	4,022	—	76,613
Reimbursement of management contract expense	330,243	—	—	—	330,243
Total revenue	509,031	22,295	14,211	—	545,537
Cost of parking services:
Lease contracts	96,130	20,158	8,865	—	125,153
Management contracts	28,063	53	1,323	—	29,439
Reimbursement of management contract expense	330,243	—	—	—	330,243
Total cost of parking services	454,436	20,211	10,188		484,835
Gross profit:
Lease contracts	10,248	1,956	1,324	—	13,528
Management contracts	44,347	128	2,699	—	47,174
Total gross profit	54,595	2,084	4,023	—	60,702

General and administrative expenses	32,084	—	610	—	32,694
Depreciation and amortization	6,408	213	880	—	7,501
Special Charges	866	—	189	—	1,055
Management fee—parent company	3,000	—	—	—	3,000
Valuation allowance related to long-term receivable	2,650	—	—	—	2,650
Operating income	9,587	1,871	2,344	—	13,802
Other expenses (income):
Interest expense	16,531	1	265	—	16,797
Interest income	(141)	—	(97)	—	(238)
Net gain from extinguishment of debt	1,757	—	—	—	(1,757)

Income before minority interest and income taxes	(5,046)	1,870	2,176	—	(1,000)
Minority interest	151	—	206	—	357
Income tax expense	240	—	384	—	624
Equity in earnings of subsidiaries	3,456	—	—	(3,456)	—
Net (loss) income before preferred stock dividends and increase in value of common stock subject to put/call rights	(1,981)	1,870	1,586	(3,456)	(1,981)
Preferred stock dividends	(15,630)	—	—	—	(15,630)
Increase in value of common stock subject to put/call rights	(1,242)	—	—	—	(1,242)
Net (loss) income	(18,853)	1,870	1,586	(3,456)	(18,853)

	Standard	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flow Data: Operating activities:
Net (loss) income	$(1,981)	$1,870	$1,586	$(3,456)	$(1,981)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Depreciation and amortization	6,408	213	880	—	7,501
Non-cash interest expense	3,263	—	—	—	3,263
Amortization of deferred financing costs	1,199	—	—	—	1,199
Amortization of carrying value in excess of principal	(2,854)	—	—	—	(2,854)
Valuation allowance related to long-term receivables	2,650	—	—	—	2,650
Write off of carrying value in excess of principal related to the 14% senior subordinated second lien notes	(1,172)	—	—	—	(1,172)
Provision (reversal) for losses on accounts receivable	(907)	(61)	(61)	—	(1,029)
Gain on extinguishment of debt	(585)	—	—	—	(585)
Change in operating assets and liabilities	10,723	(2,041)	(2,029)	—	6,653
Net cash provided by (used in) operating activities	16,744	(19)	376	(3,456)	13,645
Investing activities:
Purchase of leaseholds and equipment	(1,812)	—	—	—	(1,812)
Contingent purchase payments	(709)	—	—	—	(709)
Net cash used in investing activities	(2,521)	—	—	—	(2,521)
Financing activities:
Proceeds from long-term borrowings	—	—	332	—	332
Proceeds from senior credit facility	4,500	—	—	—	4,500
Payments on long-term borrowings	(21)	—	(33)	—	(54)
Payments on joint venture borrowings	—	—	(687)	—	(687)
Payments on debt issuance costs	(2,987)	—	—	—	(2,987)
Payments on capital leases	(1,994)	—	—	—	(1,994)
Repurchase of 14% senior subordinated second lien notes	(5,915)	—	—	—	(5,915)
Redemption of preferred stock	(2,413)	—	—	—	(2,413)
Net cash (used in) financing activities	(8,830)	—	(388)	—	(9,218)
Effect of exchange rate changes	—	—	411	—	411
Increase (decrease) in cash and cash equivalents	5,393	(19)	399	(3,456)	2,317
Cash and cash equivalents at beginning of period	4,723	97	1,333	—	6,153
Cash and cash equivalents at end of period	$10,116	$78	$1,732	$(3,456)	$8,470

	Standard	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
December 31, 2002 Income Statement Data:
Parking services revenue:					13
Lease contracts	55,743	71,074	15,559	—	142,376
Management contracts	72,782	170	5,077	—	78,029
Reimbursement of management contract expense	326,146	—	—	—	326,146
Total revenue	454,671	71,244	20,636	—	546,551
Cost of parking services:
Lease contracts	59,153	55,788	13,930	—	128,871
Management contracts	32,033	55	3,113	—	35,201
Reimbursement of management contract expense	326,146	—	—	—	326,146
Total cost of parking services	417,332	55,843	17,043		490,218
Gross profit:
Lease contracts	(3,140)	15,286	1,629	—	13,505
Management contracts	40,749	115	1,964	—	42,828
Total gross profit	37,339	15,401	3,593	—	56,333

General and administrative expenses	4,032	25,839	262	—	30,133
Depreciation and amortization	4,528	1,868	1,158	—	7,554
Special Charges	2,831	—	66	—	2,897
Management fee—parent company	3,000	—	—	—	3,000
Operating income	22,948	(12,306)	2,107	—	12,749
Other expenses (income):
Interest expense	15,868	(19)	397	—	16,246
Interest income	(208)	(73)	—		(281)
	15,660	(19)	324	—	15,965)
Income before minority interest and income taxes	7,807	(12,287)	1,264	—	(3,216)
Minority interest	131	—	49	—	180
Income tax expense	179	—	249	—	428
Equity in earnings of subsidiaries	(11,321)	—	—	11,321	—
Net income before preferred stock dividends and increase in value of common stock subject to put/call rights	(3,824)	(12,287)	966	11,321	(3,824)
Preferred stock dividends	(13,540)	—	—	—	—
Increase in value of common stock subject to put/call rights	(970)	—	—	—	—
Net (loss) income	(18,334)	(12,287)	966	11,321	(18,334)

	Standard	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flow Data: Operating activities:
Net (loss) income	$(3,824)	$(12,287)	$966	$11,321	$(3,824)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation and amortization	4,528	1,868	1,158	—	7,554
Non-cash interest expense	3,049	—	—	—	3,049
Amortization of deferred financing costs	836	—	—	—	836
Amortization of carrying value in excess of principal	(2,655)	—	—	—	(2,655)
Provision (reversal) for losses on accounts receivable	351	24	24	—	399
Change in operating assets and liabilities	(13,064)	13,832	(2,442)	—	(1,674)
Net cash (used in) provided by operating activities	(10,779)	3,437	(294)	11,321	3,685
Investing activities:
Purchase of leaseholds and equipment	(1,843)	—	(3)	—	(1,846)
Contingent purchase payments	(612)	—	—	—	(612)
Net cash used in investing activities	(2,455)	—	(3)	—	(2,458)
Financing activities:
Proceeds from senior credit facility	3,000	—	—	—	3,000
Payments on long-term borrowings	(394)	—	—	—	(394)
Payments on joint venture borrowings	—	—	(882)	—	(882)
Payments on debt issuance costs	(159)	—	—	—	(159)
Payments on capital leases	(1,900)	—	—	—	(1,900)
Redemption of preferred stock	(2,500)	—	—	—	(2,500)
Net cash (used in) provided by financing activities	(1,953)	—	(882)	—	(2,835)
Effect of exchange rate changes	—	—	159	—	159
(Decrease) increase in cash and cash equivalents	(15,187)	3,437	(1,020)	11,321	(1,449)
Cash and cash equivalents at beginning of period	8,589	(3,340)	2,353	—	7,602
Cash and cash equivalents at end of period	$(6,598)	$97	$1,333	$11,321	$6,153

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD PARKING CORPORATION

/s/ James A. Wilhelm
	By:	James A. Wilhelm
Director, President and Chief Executive Officer

Date: March 18, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John V. Holten	Director and Chairman	March 18, 2005
John V. Holten

/s/ James A. Wilhelm	Director, President and Chief Executive Officer	March 18, 2005
James A. Wilhelm	(Principal Executive Officer)

/s/ Gunnar E. Klintberg	Director and Vice President	March 18, 2005
Gunnar E. Klintberg

/s/ Charles L. Biggs	Director	March 18, 2005
Charles L. Biggs

/s/ Karen M. Garrison	Director	March 18, 2005
Karen M. Garrison

/s/ Leif F. Onarheim	Director	March 18, 2005
Leif F. Onarheim

/s/ A. Petter Ostberg	Director	March 18, 2005
A. Petter Ostberg

/s/ Robert S. Roath	Director	March 18, 2005
Robert S. Roath

/s/ G. Marc Baumann	Executive Vice President, Chief Financial Officer, and Treasurer	March 18, 2005
G. Marc Baumann	(Principal Financial Officer)

/s/ Daniel R. Meyer	Senior Vice President, Corporate Controller and Asst.	March 18, 2005
Daniel R. Meyer	Treasurer (Principal Accounting Officer)

STANDARD PARKING CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Balance at End of Year
Allowance for doubtful accounts
Year ended December 31, 2004:
Deducted from asset accounts
Allowance for doubtful accounts	$3,308	$316	$—	$(544)	$3,080
Year ended December 31, 2003:
Deducted from asset accounts
Allowance for doubtful accounts	1,687	3,849	—	(2,228)	3,308
Year ended December 31, 2002:
Deducted from asset accounts
Allowance for doubtful accounts	$1,288	$473	$—	$(74)	$1,687
Deferred tax valuation account
Year ended December 31, 2004	$34,229	$—	$(3,291)	$—	$30,938
Year ended December 31, 2003	27,802	—	6,427	—	34,229
Year ended December 31, 2002	40,889	—	(13,087)	—	27,802

(1)                                  Represents uncollectible account written off, net of recoveries and reversal of provision.

(2)                                  Includes long-term receivables valuation of $2.7 million.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of the Company filed on June 2, 2004 (incorporated by reference to exhibit 3.1 of the Company’s Form 8-K filed on June 16, 2004).
3.2	Amended and Restated By-Laws of the Company effective as of June 2, 2004 (incorporated by reference to exhibits 3.2 of the Company’s Form 8-K filed on June 16, 2004).
4.1	Specimen common stock certificate (incorporated by reference to exhibit 4.1 of Amendment No. 2 to the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on May 18, 2004).
4.2

Indenture governing the Company’s 9 1/4% Senior Subordinated Notes due 2008, dated as of March 30, 1998, by and among the Company, the Subsidiary Guarantors and State Street Bank and Trust Company (incorporated by reference to exhibit 4.1 of the Company’s Registration Statement on Form S-4, File No. 333-50437, filed on April 17, 1998).

4.2.1

Supplemental Indenture governing the Company’s 9 1/4% Senior Subordinated Notes due 2008, dated as of July 1, 2002, by and among the Company, Standard Parking Corporation IL, Tower Parking, Inc., Virginia Parking Service, Inc. and State Street Bank and Trust Company (incorporated by reference to exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q filed for September 30, 2002).

4.2.2

Supplemental Indenture governing the Company’s 9 1/4% Senior Subordinated Notes due 2008, dated as of January 11, 2002, by and among the Company, the Subsidiary Guarantors and State Street Bank and Trust Company (incorporated by reference to exhibit 4.2 of the Company’s Registration Statement on Form S-4, File No. 333-86008, filed on April 10, 2002).

4.2.3

Supplemental Indenture, dated as of September 21, 1998, among Virginia Parking Service, Inc., the Company, and State Street Bank and Trust Company (incorporated by reference to exhibit 4.5 of the Company’s Annual Report on Form 10-K filed for December 31, 1998).

4.2.4

Supplemental Indenture, dated as of July 6, 1998, among S&S Parking, Inc., Century Parking, Inc., Sentry Parking Corporation, the Company, and State Street Bank and Trust Company (incorporated by reference to exhibit 4.6 of the Company’s Annual Report on Form 10-K filed for December 31, 1998).

10.1

Credit Agreement, dated June 2, 2004 among the Company, various Financial Institutions, LaSalle Bank National Association with Wells Fargo Bank, N.A. (incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed on June 16, 2004).

10.1.1

First Amendment to Credit Agreement dated July 7, 2004 among the Company, various Financial Institutions, La Salle Bank National Association and Wells Fargo Bank, N.A. (incorporated by reference to exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed for June 30, 2004).

10.2

Amended Rate Cap Transaction Agreement dated as of November 15, 2004 by and among LaSalle and the Company (incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed on November 17, 2004).

10.3

Amended Rate Cap Transaction Agreement dated as of November 15, 2004 by and among LaSalle and the Company (incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed on November 17, 2004).

10.4

Employment Agreement, dated as of March 30, 1998 between the Company and Myron C. Warshauer (incorporated by reference to exhibit 10.6 of the Company’s Registration Statement on Form S-4, File No. 333-50437, filed on April 17, 1998).

10.4.1*	First Amendment to Employment Agreement, dated July 7, 2003 between the Company and Myron C. Warshauer
10.4.2*	Amendment to Employment Agreement, dated as of May 10, 2004 between the Company and Myron C. Warshauer.
10.5

Employment Agreement, dated as of March 26, 1998 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.12 of the Company’s Registration Statement on Form S-4, File No. 333-50437, filed on April 17, 1998).

10.5.1

Amendment to Employment Agreement, dated as of June 19, 2000 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.5.1 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).

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

10.5.4

Fourth Amendment to Employment Agreement, dated December 31, 2003 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.5.4 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).

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

10.6.4

Fourth Amendment to Executive Employment Agreement, dated as of April 1, 2003 between the Company and James A. Wilhelm (incorporated by reference to exhibit 10.6.4 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).

10.6.5

Fifth Amendment to Executive Employment Agreement dated as of April 30, 2004 between the Company and James A. Wilhelm (incorporated by reference to exhibit 10.6.5 of Amendment No. 1 to the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on May 10, 2004.

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

10.7.2

Second Amendment to Employment Agreement, dated as of August 1, 2003 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.7.2 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).

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

10.10

Employment Agreement, dated as of August 1, 1999 between the Company and Edward E. Simmons (incorporated by reference to exhibit 10.10 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).

10.11	Amended and Restated Employment Agreement between the Company and G. Marc Baumann (incorporated by reference to exhibit 10.27 to the Company’s Annual Report on Form 10-K filed for December 31, 2001).
10.12

Long-Term Incentive Plan dated as of May 1, 2004 (incorporated by reference to exhibit 10.12 of Amendment No. 1 to the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on May 10, 2004).

10.14

Consulting Agreement, dated as of October 16, 2001 between the Company and Shoreline Enterprises, LLC (incorporated by reference to exhibit 10.36 of the Company’s Annual Report on Form 10-K filed for December 31, 2001).

10.14.1*	Amendment to Consulting Agreement, dated as of May 10, 2004 between the Company and Shoreline Enterprises, LLC
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

10.18.1

First Amendment dated June 9, 2003 to the Management Agreement between the Company and Circle Line Sightseeing Yachts, Inc. (incorporated by reference to exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed for June 30, 2003)

10.19

Property Management Agreement, dated as of September 1, 2003 between the Company and Paxton Plaza, LLC (incorporated by reference to exhibit 10.19 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).

10.20	Property Management Agreement, dated as of September 1, 2003 between the Company and Infinity

Equities, LLC (incorporated by reference to exhibit 10.20 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).
10.21

Agreement of Lease, dated as of June 4, 1998 between the Company and LaSalle National Bank, as successor trustee to LaSalle National Trust, N.A. as successor trustee to LaSalle National Bank. (incorporated by reference to exhibit 10.21 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).

10.21.1

First Amendment to Agreement of Lease, dated as of May 1, 1999 between the Company and LaSalle National Bank, as successor trustee to LaSalle National Trust, N.A. as successor trustee to LaSalle National Bank (incorporated by reference to exhibit 10.21.1 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).

10.21.2

Second Amendment to Agreement of Lease, dated as of July 27, 2000 between the Company and LaSalle National Bank, as successor trustee to LaSalle National Trust, N.A. as successor trustee to LaSalle National Bank (incorporated by reference to exhibit 10.21.2 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).

10.21.3

Third Amendment to Agreement of Lease, dated as of September 11, 2003 between the Company and LaSalle National Bank, as successor trustee to LaSalle National Trust, N.A. as successor trustee to LaSalle National Bank (incorporated by reference to exhibit 10.21.3 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).

10.22

Exchange and Amendment Agreement dated November 20, 2001 by and among the Company and Fiducia Ltd. (incorporated by reference to exhibit 10.30 of the Company’s Annual Report on Form 10-K filed for December 31, 2001).

10.23

Employment Agreement between the Company and John V. Holten (incorporated by reference to exhibit 10.23 of Amendment No. 2 to the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on May 18, 2004).

10.23.1

Side Letters dated May 7, 2004 related to the Employment Agreement dated May 7, 2004 between the Company and John V. Holten (incorporated by reference to exhibit 10.23.1 of Amendment No. 2 to the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on May 18, 2004).

10.24

Consulting Agreement dated as of March 1, 2004 between the Company and Gunnar E. Klintberg (incorporated by reference to exhibit 10.24 of Amendment No. 1 to the Company’s Registration Form S-1, File No. 333-112652, filed on May 10, 2004).

10.26

Form of Registration Rights Agreement, dated as of May       , 2004 between the Company and Steamboat Industries LLC (incorporated by reference to exhibit 10. 26 of Amendment No. 3 to the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on May 24, 2004).

10.27

Form of Exchange Agreement, dated as of May         , 2004 between the Company and Steamboat Industries LLC (incorporated by reference to exhibit 10.27 of Amendment No. 3 to the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on May 24, 2004).

10.28

Stock Purchase Agreement, dated as of May 10, 2004 among the Company, SP Associates , Waverly Partners, L.P., the Carol R. Warshauer GST Exempt Trust, Myron C. Warshauer, Steamboat Industries LLC and John V. Holten (incorporated by reference to exhibit 10.28 of Amendment No. 3 to the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on May 24, 2004).

10.28.1

First Amendment to Stock Purchase Agreement, dated as of May 20, 2004 among the Company, SP Associates, Waverly Partners, L.P., the Carol R. Warshauer GST Exempt Trust, Myron C. Warshauer, Steamboat Industries LLC and John V. Holten (incorporated by reference to exhibit 10.28.1 of Amendment No. 3 to the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on May 24, 2004).

10.3

Amended Rate Cap Transaction Agreement dated as of November 15, 2004 by and among LaSalle and the Company (incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed on November 17, 2004).

14.1	Code of Ethics (incorporated by reference to exhibit 14.1 of the Company’s Annual Report on Form 10-K for December 31, 2002).
21.1	Subsidiaries of the Company (incorporated by reference to exhibit 21.1 of the Company’s Registration Statement on Form S-1, File No. 333-112652 filed on February 10, 2004).
23.*	Consent of Independent Registered Public Accounting Firm dated as of March 11, 2005
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by James A. Wilhelm.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by G. Marc Baumann
31.3*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Daniel R. Meyer
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by James A. Wilhelm, G. Marc Baumann and Daniel R. Meyer.

*                                         Filed herewith.