Form 10-Q
period 2005-03-31
STANDARD PARKING CORP
filed 2005-05-13
CIK 1059262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

Commission file number: 000-50796

STANDARD PARKING CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	16-1171179
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

900 N. Michigan Avenue Suite 1600 Chicago, Illinois 60611-1542
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

As of May 13, 2005, there were 10,294,697 shares of common stock of the registrant outstanding.

STANDARD PARKING CORPORATION

FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share data)

	March 31, 2005	December 31, 2004
	(Unaudited)	(see Note)
ASSETS
Current assets:
Cash and cash equivalents	$7,897	$10,360
Notes and accounts receivable, net	35,641	34,608
Prepaid expenses and supplies	2,774	2,330
Total current assets	46,312	47,298

Leaseholds and equipment, net	16,285	16,481
Long-term receivables, net	6,901	7,317
Advances and deposits	1,697	1,816
Goodwill	118,374	118,342
Intangible and other assets, net	3,725	3,848

Total assets	$193,294	$195,102

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,595	$26,107
Accrued and other current liabilities	22,641	25,794
Current portion of long-term borrowings	3,458	3,512
Total current liabilities	56,694	55,413

Long-term borrowings, excluding current portion	101,989	106,238
Other long-term liabilities	19,986	18,111
Convertible redeemable preferred stock, series D	1	1

Common stockholders’ equity:
Common stock, par value $.001 per share; 12,000,100 shares authorized; 10,294,697 shares issued and outstanding	10	10
Additional paid-in capital	193,565	193,565
Accumulated other comprehensive income	313	116
Accumulated deficit	(176,261)	(178,352)
Treasury stock, at cost, 192,306 shares	(3,003)	—
Total common stockholders’ equity	14,624	15,339

Total liabilities and common stockholders’ equity	$193,294	$195,102

Note:      The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See Notes to Condensed Consolidated Financial Statements.

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for share and per share data, unaudited)

	Three Months Ended
	March 31, 2005	March 31, 2004
Parking services revenue:
Lease contracts	$38,727	$35,121
Management contracts	21,817	20,873
	60,544	55,994
Reimbursement of management contract expense	82,532	87,721
Total revenue	143,076	143,715

Cost of parking services:
Lease contracts	35,371	32,424
Management contracts	9,179	8,119
	44,550	40,543
Reimbursed management contract expense	82,532	87,721
Total cost of parking services	127,082	128,264

Gross profit:
Lease contracts	3,356	2,697
Management contracts	12,638	12,754
Total gross profit	15,994	15,451

General and administrative expenses	9,094	8,483
Depreciation and amortization	1,464	1,586
Management fee-parent company	—	750
Valuation allowance related to long-term receivables	900	—

Operating income	4,536	4,632
Other expenses (income):
Interest expense	2,384	4,375
Interest income	(77)	(93)
	2,307	4,282

Income before minority interest and income taxes	2,229	350

Minority interest	121	97
Income tax expense	17	178

Net income before preferred stock dividends and increase in value of common stock subject to put/call rights	2,091	75

Preferred stock dividends	—	4,198
Increase in value of common stock subject to put/call rights	—	315
Net income (loss)	$2,091	$(4,438)

Common Stock Data:
Net income per common share:
Basic	$0.20	$—
Diluted	$0.19	$—
Weighted average common shares outstanding:
Basic	10,457,155	—
Diluted	10,727,044	—

See Notes to Condensed Consolidated Financial Statements.

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except for share and per share data, unaudited)

	Three Months Ended
	March 31, 2005	March 31, 2004

Operating activities:
Net income before preferred stock dividends and increase in value of common stock subject to put/call rights	$2,091	$75
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	1,464	1,586
Non-cash interest expense	—	981
Amortization of deferred financing costs	179	369
Amortization of carrying value in excess of principal	(51)	(718)
Valuation allowance related to long-term receivables	900	—
(Reversal) provision for losses on accounts receivable	(36)	73
Change in operating assets and liabilities	1,651	1,048
Net cash provided by operating activities	6,198	3,414

Investing activities:
Purchase of leaseholds and equipment	(256)	(175)
Contingent purchase payments	(88)	(157)
Net cash used in investing activities	(344)	(332)

Financing activities:
Repurchase of common stock	(3,003)	—
Payments on senior credit facility	(4,200)	(3,200)
Payments on long-term borrowings	(17)	(37)
Payments on joint venture borrowings	(148)	(133)
Payments of debt issuance costs	(82)	—
Payments on capital leases	(832)	(531)
Net cash used in financing activities	(8,282)	(3,901)

Effect of exchange rate changes on cash and cash equivalents	(35)	7

Decrease in cash and cash equivalents	(2,463)	(812)
Cash and cash equivalents at beginning of period	10,360	8,470

Cash and cash equivalents at end of period	$7,897	$7,658

Supplemental disclosures:
Cash paid during the period for:
Interest	$3,372	$3,431
Income taxes	175	27
Supplemental disclosures of non-cash activity:
Debt issued for capital lease obligation	$1,044	$357
Issuance of 14% senior subordinated second lien notes	—	574

See Notes to Condensed Consolidated Financial Statements.

STANDARD PARKING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for share and per share data, unaudited)

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

In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the financial position and results of operations have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that might be expected for any other interim period or the fiscal year ending December 31, 2005. The financial statements presented in this report should be read in conjunction with the consolidated financial statements and footnotes thereto included in our 2004 Annual Report on Form 10-K filed March 18, 2005.

Certain reclassifications have been made to 2004 financial information to conform to 2005 presentation.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and joint ventures in which the Company has more than 50% ownership interest. Minority interest recorded in the consolidated statement of operations is the joint venture partner’s non-controlling interest in consolidated joint ventures. We have interests in 13 joint ventures, each of which operates between one and three parking facilities.  Of the 13 joint ventures, 8 are majority owned by us and are consolidated into our financial statements, 5 are single purpose entities where we have a 50% interest or a minority interest.  Investments in joint ventures where the Company has a 50% or less non-controlling ownership interest are reported on the equity method.  All significant intercompany profits, transactions and balances have been eliminated in consolidation

Variable Interest Entities

Equity	Commencement of Operations	Nature of Activities	% Ownership	Locations
Other investments in VIE’s	Jan 92-April 04	Management of parking lots, shuttle operations and parking meters	38.25%-50.0%	Various states

The existing VIE’s in which we have a variable interest are not consolidated into our financial statement because we are not the primary beneficiary.

Stock-Based Compensation

We are required under Statement of Financial Accounting Standards (“SFAS”) No. 123, to disclose pro forma information regarding option grants made to our employees based on specific valuation techniques that produce estimated compensation charges. The pro forma information is as follows (in thousands, except per-share amounts):

	March 31,
	2005	2004
	(in thousands except for per share data)
Net income (loss)-as reported	$2,091	$(4,438)
Add: Non-cash stock option compensation expense included in the reported net income, net of related tax effects	—	—
Deduct: Stock-based employee compensation expense using the fair value method net of related tax effects	(81)	—
Pro-forma net income (loss)	$2,010	$(4,438)

Basic net income per common share- as reported	$0.20	$—
Basic pro-forma net income per common share	$0.19	$—
Diluted net income per common share- as reported	$0.19	$—
Diluted pro-forma net income per common share	$0.19	$—

Deductions for stock-based employee compensation expense in the above table were calculated using the Black-Scholes option pricing model.  Allocation of compensation expense was made using historical option terms for option grants made to our employees and using our historical stock price volatility.

2.     Net Income Per Common Share

In accordance with SFAS No.128, “Earnings Per Share (“EPS”),” basic net income per share is computed by dividing net income by the weighted daily average number of shares of common stock outstanding during the period. The weighted daily average number of shares of common stock excludes shares that have been exercised prior to vesting and are subject to repurchase by us and treasury shares. Diluted net income per share is based upon the weighted daily average number of shares of common stock outstanding for the period plus dilutive potential common shares, including stock options using the treasury-stock method.

The following table sets forth the computation of basic and diluted net income per share:

	Period Ended
	March 31, 2005	March 31, 2004 (1)
	(in thousands except for share and per share data)
Numerator:
Net income before preferred stock dividends and increase in value of common stock subject to put/call rights	$2,091	$75
Denominator:
Denominator for basic net income per common share:
Weighted average basic shares outstanding	10,457,155	—
Weighted average of diluted shares outstanding	10,727,044	—

Basic net income per common share	$0.20	$—
Dilutive net income per common share	$0.19	$—

(1) Earnings per share was not calculated for the period ended March 31, 2004 as the number of outstanding shares were nominal

There are no additional securities that could dilute basic EPS in the future that were not included in the computation of diluted EPS.

3.     Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123.  However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.  We will adopt Statement 123(R) on January 1, 2006.

We plan to adopt Statement 123 using the modified-prospective method.  Accordingly, the adoption of Statement 123 (R)’s fair value method will have a significant impact on our results of operations, although it will have no overall impact on our financial position.  The impact of adoption of Statement 123 (R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, based upon the current share based payments the impact would equate to approximately $325 in additional costs on an annual basis.

4.     Goodwill and Intangible Assets

As of March 31, 2005 and December 31, 2004, our definite lived intangible assets of $37 and $56, respectively, net of accumulated amortization of $695 and $676, respectively, which primarily consist of non-compete agreements, continue to be amortized over their useful lives.

The change in the carrying amount of goodwill is summarized as follows (in thousands):

Beginning balance at December 31, 2004	$118,342
Effect of foreign currency translation	(56)
Contingency payments related to prior acquisitions	88
Ending balance at March 31, 2005	$118,374

Amortization expense for intangible assets during the three months ended March 31, 2005 was $20. Estimated amortization expense for the remainder of 2005 is $36.

5.     Long-term Receivables

Long-term receivables, net, consist of the following:

	Amount Outstanding
	March 31, 2005	December 31, 2004
	(in thousands)
Bradley International Airport
Deficiency payments	$6,956	$6,473
Other Bradley related, net	2,492	2,491
Valuation allowance	(2,484)	(2,484)
Net amount related to Bradley	6,964	6,480
Other long-term receivables, net	837	837
Valuation allowance	(900)	—
Total long-term receivables, net	$6,901	$7,317

We entered into a 25-year agreement with the State of Connecticut that expires on April 6, 2025, under which we operate the surface parking and 3,500 garage parking spaces at Bradley International Airport located in the Hartford, Connecticut metropolitan area. The parking garage was financed on April 6, 2000 through the issuance of $47.7 million of State of Connecticut special facility revenue bonds. The Bradley agreement provides that we deposit with a trustee for the bondholders all gross revenues collected from operations of the surface and garage parking, and from these gross revenues, the trustee pays debt service on the special facility revenue bonds, operating and capital maintenance expenses of the surface and garage parking facilities and specific annual guaranteed minimum payments to the State. Principal and interest on the Bradley special facility revenue bonds increase from approximately $3.6 million in lease year 2002 to approximately $4.5 million in lease year 2025. Our annual guaranteed minimum payments to the State increase from approximately $8.3 million in lease year 2002 to approximately $13.2 million in lease year 2024.

To the extent that monthly gross receipts are not sufficient for the trustee to make the required payments we are obligated, pursuant to our guaranty agreement, to deliver the deficiency amount to the trustee within three business days of notice. We are responsible for these deficiency payments regardless of the amount of utilization for the Bradley parking facilities. We made deficiency payments of $0.5 million in the period ended March 31, 2005 compared to $1.2 million in the period ended March 31, 2004.

The deficiency payments represent contingent interest bearing advances to the trustee to cover operating cash flow requirements.  The payments, if any, are recorded as a receivable by us for which we are reimbursed from time to time as provided in the trust agreement.  As of March 31, 2005 we have advanced to the trustee $7.0 million, net of reimbursements.  We believe these advances to be fully recoverable and therefore have not recorded a valuation allowance for them.  We do not guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.

We recorded $2.7 million as a valuation allowance related to long-term receivables during the year ended December 31, 2003. The amount was sufficient to cover all net receivables related to Bradley Airport other than the deficiency payments.   In September 2004, we received payment of approximately $0.2 million which reduced the other Bradley related amount and we reversed an equal amount of the valuation allowance.  It is anticipated that we will continue to reflect a valuation allowance against these receivables until the collectibility in the short term is readily apparent.

We recorded a $0.9 million valuation allowance related to a long-term receivable for a facility in Minnesota in the first quarter of 2005.  The allowance was recorded due to the uncertainty of collection.

6.     Borrowing Arrangements

Long-term borrowings, in order of preference, consist of:

			Amount Outstanding
	Interest Rate(s)	Due Date	March 31, 2005	December 31, 2004
			(in thousands)

Senior Credit Facility	Various	June 2007	$45,800	$50,000
Senior Subordinated Notes	9 ¼%	March 2008	48,877	48,877
Carrying value in excess of principal	Various	Various	589	640
Joint venture debentures	11.00-15.00%	Various	1,160	1,308
Capital lease obligations	Various	Various	6,971	6,859
Obligations on Seller notes and other	Various	Various	2,050	2,066
			105,447	109,750
Less current portion			3,458	3,512
			$101,989	$106,238

The 9 1/4% Senior Subordinated Notes (the “9 1/4% Notes”) were issued in September of 1998 and are due in March of 2008. The 9¼% Notes and senior credit facility contain covenants that limit us from incurring additional indebtedness and issuing preferred stock, restrict dividend payments, limit transactions with affiliates and restrict certain other transactions. Substantially all of our net assets are restricted under these provisions and covenants (See Note 10).

A roll-forward schedule of the 9 1/4% Notes and carrying value in excess of principal is as follows:

	9 1/4% Notes	Carrying value in excess of principal
	(in thousands)

Balance at December 31, 2004	$48,877	$640
Amortization of carrying value	—	(51)
Balance at March 31, 2005	$48,877	$589

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

The revolving credit facility bears interest, at our option, at either (1) LIBOR plus the applicable LIBOR Margin ranging between 2.50% and 3.25% depending on the ratio of our total funded indebtedness to our EBITDA from time to time (“Total Debt Ratio”) or (2) the Base Rate (as defined below) plus the applicable Base Rate Margin ranging between 1.00% and 1.75% depending on our Total Debt Ratio.  We may elect interest periods of one, two, three or six months for LIBOR based borrowings.   The Base Rate is

the greater of (i) the rate publicly announced from time to time by LaSalle as its “prime rate”, or (ii) the overnight federal funds rate plus 0.50%.

The senior credit facility includes the following covenants; fixed charge ratio, senior debt to EBITDA ratio, total debt to EBITDA ratio and a limit on net annual capital expenditures, and limit on our ability to incur additional indebtedness, issue preferred stock or pay dividends and contain certain other restrictions on our activities.  We are required to repay borrowings under the senior credit facility out of the proceeds of future issuances of debt or equity securities and asset sales, subject to certain exceptions. The new senior credit facility is secured by a first lien on substantially all of our assets and any subsequently acquired assets (including a pledge of 100% of the stock of our existing and future domestic guarantor subsidiaries and 65% of the stock of our existing and future foreign subsidiaries).  At March 31, 2005 we were in compliance with all of the covenants.

On March 14th, 2005 we entered into a second amendment to our Credit Agreement, which permitted us to repurchase shares of our common stock during 2005, on the open market or through private repurchases, for a value not to exceed $6.0 million, provided that we meet certain financial tests.

On March 16th, 2005 we entered into a third amendment to our Credit Agreement, pursuant to which the interest pricing of our LIBOR Margin, Base Rate Margin and our Letter of Credit Fee Rate has been reduced by 25 basis points across the entire interest rate pricing grid.

At March 31, 2005, we had $28.4 million of letters of credit outstanding under the senior credit facility, borrowings against the senior credit facility aggregated $45.8 million, and we had $15.8 million available under the senior credit facility.

Consolidated joint ventures have entered into four agreements for stand-alone development projects providing non-recourse funding. These joint venture debentures are collateralized by the specific contracts that were funded and approximate the net book value of the related assets.

We have entered into various financing agreements, which were used for the purchase of equipment.

7.     Stock Repurchase

On March 4, 2005, the Board of Directors authorized us to repurchase shares of our common stock for a value not to exceed $6 million.  We intend to repurchase certain shares in open market transactions from time to time, and our majority shareholder has agreed in each case to sell shares equal to its pro-rata ownership at the same price paid by us in each open market purchase.  On March 15, 2005, we repurchased 93,170 shares at $15.60 per share on the open market.  Our majority shareholder sold to us 99,136 shares at $15.60 per share.  The total value of the transaction was approximately $3.0 million.  At March 31, 2005, the shares were held as treasury stock.

8.     Domestic and Foreign Operations

Our business activities consist of domestic and foreign operations.  Foreign operations are conducted in Canada.  Revenue attributable to foreign operations were less than 10% of consolidated revenues for each of the periods ending March 31, 2005 and March 31, 2004.

A summary of information about our foreign and domestic operations is as follows (in thousands):

	March 31, 2005	March 31, 2004

Total revenues, excluding reimbursement of management contract expenses:
Domestic	$59,786	$55,017
Foreign	758	977
Consolidated	$60,544	$55,994

Operating income:
Domestic	$4,139	$3,958
Foreign	397	674
Consolidated	$4,536	$4,632

Net income (loss) before minority interest and income taxes:
Domestic	$1,821	$(341)
Foreign	408	691
Consolidated	$2,229	$350

	March 31, 2005	December 31, 2004
Identifiable assets:
Domestic	$187,720	$185,095
Foreign	10,574	10,007
Consolidated	$193,294	$195,102

9.     Comprehensive Income

Comprehensive income consists of the following components:

	March 31, 2005	March 31, 2004
	(in thousands)

Net income	$2,091	$(4,438)
Revaluation of interest rate cap	232	—
Effect of foreign currency translation	(35)	7
Comprehensive income	$2,288	$(4,431)

10.  Subsidiary Guarantors

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

	Standard Parking Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Balance Sheet Data:
March 31, 2005
Current assets:
Cash and cash equivalents	$4,872	$(104)	$3,129	$—	$7,897
Notes and accounts receivable, net	28,796	699	6,146	—	35,641
Prepaid expenses and supplies	2,761	—	13	—	2,774
Total current assets	36,429	595	9,288	—	46,312
Leaseholds and equipment, net	14,422	226	1,637	—	16,285
Long term receivables, net	6,901	—	—	—	6,901
Advances and deposits	1,506	—	191	—	1,697
Goodwill	110,725	3,585	4,064	—	118,374
Intangible and other	3,430	30	265	—	3,725
Investment in subsidiaries	11,356	—	—	(11,356)	—
Total assets	$184,769	$4,436	$15,445	$(11,356)	$193,294
Current liabilities:
Accounts payable	27,947	174	2,474	—	30,595
Accrued and other current liabilities	19,630	960	2,051	—	22,641
Current portion of long-term borrowings	2,690	—	768	—	3,458
Total current liabilities	50,267	1,134	5,293	—	56,694
Long-term borrowings, excluding current portion	100,661	8	1,320	—	101,989
Other long-term liabilities	19,216	—	770	—	19,986
Convertible redeemable preferred stock, series D	1	—	—	—	1
Common stockholders’ equity:
Common stock, par value $.001 per share; 12,000,100 shares authorized; 10,294,697 shares issued and outstanding	10	—	—	—	10
Additional paid-in capital	193,562	2	1	—	193,565
Accumulated other comprehensive income	232	—	81	—	313
Accumulated (deficit) equity	(176,177)	3,292	7,980	(11,356)	(176,261)
Treasury Stock	(3,003)	—	—	—	(3,003)
Total common stockholders’ equity	14,624	3,294	8,062	(11,356)	14,624
Total liabilities and common stockholders’ equity	$184,769	$4,436	$15,445	$(11,356)	$193,294
December 31, 2004
Current assets:
Cash and cash equivalents	$8,262	$—	$2,098	$—	$10,360
Notes and accounts receivable, net	27,841	590	6,177	—	34,608
Prepaid expenses and supplies	2,290	29	11	—	2,330
Total current assets	38,393	619	8,286	—	47,298
Leaseholds and equipment, net	14,900	263	1,318	—	16,481
Long term receivables, net	7,317	—	—	—	7,317
Advances and deposits	1,590	—	226	—	1,816
Goodwill	110,637	3,585	4,120	—	118,342
Intangible and other	3,509	48	290	—	3,848
Investment in subsidiaries	11,319	—	—	(11,319)	—
Total assets	$187,665	$4,515	$14,241	$(11,319)	$195,102
Current Liabilities:
Accounts payable	24,306	215	1,586	—	26,107
Accrued and other current liabilities	22,826	1,011	1,957	—	25,794
Current portion of long-term borrowings	2,708	—	804	—	3,512
Total current liabilities	49,840	1,226	4,347	—	55,413
Long-term borrowings, excluding current portion	105,153	10	1,075	—	106,238
Other long-term liabilities	17,332	—	779	—	18,111
Convertible redeemable preferred stock, series D	1	—	—	—	1

Common stockholders’ equity:
Common stock, par value $.001 per share; 12,000,100 shares authorized; 10,294,697 shares issued and outstanding	10	—	—	—	10
Additional paid-in-capital	193,562	2	1	—	193,565
Accumulated other comprehensive income	—	—	116	—	116
Accumulated (deficit) equity	(178,233)	3,277	7,923		(178,352)
Total common stockholders’ equity	15,339	3,279	8,040	(11,319)	15,339
Total liabilities and common stockholders’ equity	$187,665	$4,515	$14,241	$(11,319)	$195,102

Three Months Ended March 31, 2005
Parking services revenue:
Lease contracts	$30,628	$5,105	$2,994	$—	$38,727
Management contracts	20,193	31	1,593	—	21,817
	50,821	5,136	4,587	—	60,544
Reimbursement of management contract expense	82,532	—	—	—	82,532
Total revenue	133,353	5,136	4,587	—	143,076
Cost of parking services:
Lease contracts	28,024	4,733	2,614	—	35,371
Management contracts	8,325	14	840	—	9,179
	36,349	4,747	3,454	—	44,550
Reimbursement of management contract expense	82,532	—	—	—	82,532
Total cost of parking services	118,881	4,747	3,454	—	127,082
Gross profit:
Lease contracts	2,604	372	380	—	3,356
Management contracts	11,868	17	753	—	12,638
Total gross profit	14,472	389	1,133	—	15,994

General and administrative expenses	8,917	—	177	—	9,094
Depreciation and amortization	1,244	55	165	—	1,464
Valuation allowance related to long-term receivable	900	—	—	—	900
Operating income	3,411	334	791	—	4,536
Other expenses (income):
Interest expense	2,345	—	39	—	2,384
Interest income	(60)	—	(17)	—	(77)
	2,285	—	22	—	2,307
Income before minority interest and income taxes	1,126	334	769	—	2,229
Minority interest	40	—	81	—	121
Income tax expense	2	—	15	—	17
Equity in earnings of subsidiaries	1,007	—	—	(1,007)	—
Net income before preferred stock dividends and increase in value of common stock subject to put/call rights	2,091	334	673	(1,007)	2,091
Preferred stock dividends	—	—	—	—	—
Increase in value of common stock subject to put/call rights	—	—	—	—	—
Net income	$2,091	$334	$673	$(1,007)	$2,091
Income Statement Data:
Three Months Ended March 31, 2004
Parking services revenue:
Lease contracts	$26,794	$5,496	$2,831	$—	$35,121
Management contracts	19,718	46	1,109	—	20,873

	46,512	5,542	3,940	—	55,994
Reimbursement of management contract expense	87,721	—	—	—	87,721
Total revenue	134,233	5,542	3,940	—	143,715
Cost of parking services:
Lease contracts	24,931	5,043	2,450	—	32,424
Management contracts	7,816	20	283	—	8,119
	32,747	5,063	2,733	—	40,543
Reimbursement of management contract expense	87,721	—	—	—	87,721
Total cost of parking services	120,468	5,063	2,733	—	128,264
Gross profit:
Lease contracts	1,863	453	381	—	2,697
Management contracts	11,902	26	826	—	12,754
Total gross profit	13,765	479	1,207	—	15,451

General and administrative expenses	8,306	—	177	—	8,483
Depreciation and amortization	1,365	53	168	—	1,586
Management fee—parent company	750	—	—	—	750
Operating income	3,344	426	862	—	4,632
Other expenses (income):
Interest expense	4,319	—	56	—	4,375
Interest income	(72)	—	(21)	—	(93)

Income before minority interest and income taxes	(903)	426	827	—	350
Minority interest	40	—	57	—	97
Income tax expense	60	—	118	—	178
Equity in earnings of subsidiaries	1,078	—	—	(1,078)	—
Net income before preferred stock dividends and increase in value of common stock subject to put/call rights	75	426	652	(1,078)	75
Preferred stock dividends	4,198	—	—	—	4,198
Increase in value of common stock subject to put/call rights	315	—	—	—	$315
Net (loss) income	$(4,438)	$426	$652	$(1,078)	$(4,438)

Cash Flow Data:
Three Months Ended March 31, 2005
Operating activities:
Net income	$2,091	$334	$673	$(1,007)	$2,091
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,244	55	165	—	1,464
Non-cash interest expense	—	—	—	—	—
Amortization of deferred financing costs	179	—	—	—	179
Amortization of carrying value in excess of principal	(51)	—	—	—	(51)
Valuation allowance related to long-term receivable	900	—	—	—	900
Changes in valuation allowance	(40)	4	—	—	(36)
Change in operating assets and liabilities	743	(174)	1,082	—	1,651
Net cash provided by operating activities	5,066	219	1,920	(1,007)	6,198
Investing activities:
Purchase of leaseholds and equipment	(253)	—	(3)	—	(256)
Contingent purchase payments	(88)	—	—	—	(88)
Net cash used in investing activities	(341)	—	(3)	—	(344)
Financing activities:
Repurchase of common stock	(3,003)	—	—	—	(3,003)
Payments on senior credit facility	(4,200)	—	—	—	(4,200)
Payments on long-term borrowings	(20)	—	3	—	(17)
Payments on joint venture borrowings	—	—	(148)	—	(148)

Payments on debt issuance costs	(82)	—	—	—	(82)
Payments on capital leases	(565)	—	(267)	—	(832)
Net cash used in financing activities	(7,870)	—	(412)	—	(8,282)
Effect of exchange rate changes on cash and cash equivalents	—	—	(35)	—	(35)
(Decrease) increase in cash and cash equivalents	(3,145)	219	1,470	(1,007)	(2,463)
Cash and cash equivalents at beginning of period	5,875	1,847	2,638		10,360
Cash and cash equivalents at end of period	$2,730	$2,066	$4,108	$(1,007)	$7,897

Three Months Ended March 31, 2004
Operating activities:
Net income:	$75	$426	$652	$(1,078)	$75
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	1,364	54	168	—	1,586
Non-cash interest expense	981	—	—	—	981
Amortization of deferred financing costs	369	—	—	—	369
Amortization of carrying value in excess of principal	(718)	—	—	—	(718)
Change in valuation allowance	51	8	14	—	73
Change in operating assets and liabilities	2,498	(520)	(929)	—	1,048
Net cash provided by operating activities	4,620	(32)	(95)	(1,078)	3,414
Investing activities:
Purchase of leaseholds and equipment	(175)	—	—	—	(175)
Contingent purchase payments	(157)	—	—	—	(157)
Net cash used in investing activities	(332)	—	—	—	(332)
Financing activities:
Payments on senior credit facility	(3,200)	—	—	—	(3,200)
Payments on long-term borrowings	(18)	—	(19)	—	(37)
Payments on joint venture borrowings	—		(133)	—	(133)
Payments on capital leases	(500)	—	(31)	—	(531)
Net cash used in financing activities	(3,718)	—	(183)	—	(3,901)
Effect of exchange rate changes on cash and cash equivalents	—	—	7	—	7
Increase (decrease) in cash and cash equivalents	570	(32)	(271)	(1,078)	(812)
Cash and cash equivalents at beginning of period	6,660	78	1,732	—	8,470
Cash and cash equivalents at end of period	$7,230	$46	$1,461	$(1,078)	$7,658

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion will assist in understanding our financial position and results of operations. The information below should be read in conjunction with the consolidated financial statements, the related notes to the consolidated financial statements and our Form 10-K for the year ended December 31, 2004.

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

We continue to be subject to certain factors that could cause our results to differ materially from expected and historical results (see the “Risk Factors” set forth in our 2004 Form 10-K filed on March 18, 2005 and our Form S-1 (333-112652) Registration Statement).

Overview

Our Business

We manage parking facilities in urban markets and at airports across the United States and in three Canadian provinces. We do not own any facilities, but instead enter into contractual relationships with property owners or managers.

We operate our clients’ parking properties through two types of arrangements: management contracts and leases. Under a management contract, we typically receive a base monthly fee for managing the facility, and we may also receive an incentive fee based on the achievement of facility performance objectives. We also receive fees for ancillary services. Typically, all of the underlying revenues and expenses under a standard management contract flow through to our clients rather than to us. However, some management contracts, which are referred to as “reverse” management contracts, usually provide for larger management fees and require us to pay various costs. Under lease arrangements, we generally pay to the property owner either a fixed annual rent, a percentage of gross customer collections, or a combination thereof. We collect all revenues under lease arrangements and we are responsible for most operating expenses, but we are typically not responsible for major maintenance, capital expenditures or real estate taxes. Margins for lease contracts vary significantly, not only due to operating performance, but also due to variability of parking rates in different cities and varying space utilization by parking facility type and location. As of March 31, 2005, we operated 85% of our locations under management contracts and 15% under leases.

In evaluating our financial condition and operating performance, management’s primary focus is on our gross profit, total general and administrative expense and general and administrative expense as a percentage of our gross profit. Although the underlying economics to us of management contracts and leases are similar, the manner in which we are required to account for them differs. Revenue from leases includes all gross customer collections derived from our leased locations (net of parking tax), whereas revenue from management contracts only includes our contractually agreed upon management fees and amounts attributable to ancillary services. Gross customer collections at facilities under management contracts, therefore, are not included in our revenue. Accordingly, while our revenue can fluctuate simply based on the proportion of leases to management contracts, our gross profit will not fluctuate merely because of the structure of our operating agreements. For example, as of March 31, 2005, 85% of our locations were operated under management contracts and 79% of our gross profit for the period ended March 31, 2005, was derived from management contracts. Only 36% of total revenue (excluding reimbursement of management contract expenses), however, was from management contracts because under those contracts the revenue collected from parking customers belongs to our clients. Therefore, gross profit and total general and administrative expense, rather than revenue, are management’s primary focus.

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

Summary of Operating Facilities

We focus our operations in core markets where a concentration of locations improves customer service levels and operating margins. The following table reflects our facilities operated at the end of the periods indicated:

	March 31, 2005	December 31, 2004	March 31, 2004

Managed facilities	1,631	1,601	1,600
Leased facilities	289	294	299

Total facilities	1,920	1,895	1,899

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

•        Parking services revenue—management contracts. Management contract revenue consists of management fees, including both fixed and performance-based fees, and amounts attributable to ancillary services such as accounting, equipment leasing, payments received for exercising termination rights, consulting, insurance and other value-added services with respect to managed locations.  Development fees received from a customer for which we have provided certain consulting services as part of our offerings of ancillary management services and gains from sales of contracts for which we have no asset basis or ownership interest and would be received as part of a formula buy-out.  We believe we generally purchase required insurance at lower rates than our clients can obtain on their own because we effectively self-insure for all liability and worker’s compensation claims by maintaining a large per-claim deductible. As a result, we have generated operating income on the insurance provided under our management contracts by focusing on our risk management efforts and controlling losses. Management contract revenues do not include gross customer collections at the managed locations as this revenue belongs to the property owner rather than to us. Management contracts generally provide us with a management fee regardless of the operating performance of the underlying facility.

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

General and Administrative Expenses

General and administrative expenses include salaries, wages, payroll taxes, insurance, travel and office related expenses for our headquarters, field offices supervisory employees, chairman of the board and board of directors.

Depreciation and Amortization

Depreciation is determined using a straight-line method over the estimated useful lives of the various asset classes or in the case of leasehold improvements, over the initial term of the operating lease or its useful life, whichever is shorter. Intangible assets determined to have finite lives are amortized over their remaining useful life.

Management Fee

Since 2002, we were a party to a management agreement with AP Holdings, our former parent company, that provided for periodic payment of annual management fees of $3.0 million. We paid the management fees through the second quarter of 2004. The fee was terminated upon the closing of the initial public offering in June 2004.

Valuation Allowance related to Long-term Receivables

Valuation allowance related to long-term receivables is recorded when there is uncertainty of collection or an extended length of time estimated for collection of long-term receivables.

General Business Trends

Our ability to grow gross profit and add new locations during the last several years up to the completion of our initial public offering in June 2004 was constrained due to a highly leveraged capital structure and limited liquidity. As a result, during that time we focused on controlling capital spending and general and administrative expense, and on reducing our total debt. In addition, we concentrated on growing our profit by improving the efficiency of our operations and by either not renewing or by terminating unprofitable contracts. Based on these efforts, for the period ended March 31, 2005 compared to the period ended March 31, 2004, we improved average gross profit per location by 2.4% from $8,136 to $8,330.

Seasonality

During the first quarter of each year, seasonality impacts our performance with regard to moderating revenues, with the reduced levels of travel most clearly reflected in the parking activity associated with our airport and hotel businesses as well as increases in certain costs of parking services, such as snow removal, both of which negatively affect gross profit.  Although our revenues and profitability are affected by the seasonality of the business, general and administrative costs are relatively stable throughout the fiscal year.

	2004 Quarters Ended				2005 Quarter Ended
	March 31	June 30	September 30	December 31	March 31
	Unaudited				Unaudited
	($ in thousands)
Excluding reimbursed expenses
Parking services revenue:
Lease contracts	$35,121	$37,120	$37,125	$39,386	$38,727
Management contracts	20,873	21,575	20,089	21,175	21,817
Total revenue	55,994	58,695	57,214	60,561	60,544

Cost of parking services
Lease contracts	32,424	33,549	33,131	35,444	35,371
Management contracts	8,119	9,025	8,660	8,225	9,179
Total cost of parking services	40,543	42,574	41,791	43,669	44,550

Total gross profit	$15,451	$16,121	$15,423	$16,892	$15,994

Results of Operations

Three Months ended March 31, 2005 Compared to Three Months ended March 31, 2004

Parking services revenue—lease contracts.  Lease contract revenue increased $3.6 million, or 10.3%, to $38.7 million in the first quarter of 2005, compared to $35.1 million in the first quarter of 2004. This increase resulted from a net increase of $1.6 million attributable to $4.5 million in revenues from new locations that was partially offset by reductions in revenue attributable to contract expirations of $2.9 million. We experienced an increase in same location revenue of $2.0 million, or 6.4%, for the quarter ended March 31, 2005, compared to the year-ago period.  This increase was due to increases in short-term parking revenue of $1.7 million, or 10.2%, and an increase in monthly parking revenue of $0.3 million, or 2.7%.

Parking services revenue—management contracts. Management contract revenue increased $0.9 million, or 4.5%, to $21.8 million in the first quarter of 2005 compared to $20.9 million in the first quarter of 2004.  This increase resulted from a net increase of $0.3 million attributable to $2.0 million in revenues from new locations that was partially offset by reductions in revenue attributable to contract expirations of $1.7 million.  We experienced an increase in same location revenue of $0.6 million, or 3.1%, for the quarter ended March 31, 2005, compared to the year-ago period.  This increase was primarily due to additional fees from reverse management locations and ancillary services.

Reimbursement of management contract expense.  Reimbursement of management contract expenses decreased $5.2 million, or 6.3%, to $82.5 million for the period ended March 31, 2005, as compared to $87.7 million for the year-ago period.  This decrease resulted from reduced reimbursements for costs incurred on the behalf of owners.

Cost of parking services—lease contracts.  Cost of parking services for lease contracts increased $3.0 million, or 9.1%, to $35.4 million for the first quarter of 2005, compared to $32.4 million in the first quarter of 2004.  This increase resulted from a net increase of $1.6 million attributable to $4.3 million in costs from new locations that was partially offset by reductions in costs attributable to contract expirations of $2.7 million.  We experienced an increase in same location costs of $1.3 million, or 4.5% for the quarter ended March 31, 2005, compared to the year-ago period. This increase was due to increases in rent expense of $1.0 million, or 4.6%, due to percentage rental payments from increased revenue and $0.3 million or 9.5%, due to increases in supply costs.

Cost of parking services—management contracts.  Cost of parking services for management contracts increased $1.1 million, or 13.0%, to $9.2 million for the first quarter of 2005, compared to $8.1 million in the first quarter of 2004.  This increase resulted from a net increase of $0.2 million attributable to $1.3 million in costs from new locations that was partially offset by reductions in costs attributable to contract expirations of $1.1 million.  We experienced an increase in same location costs of $0.9 million, or 14.0%, for the quarter ended March 31, 2005 compared to the year-ago period. This increase was due to increases attributable to our reverse management locations for payroll and payroll related expenses of $0.4 million, or 11.0% and $0.5 million, or 17.6 % for supplies, repairs and maintenance.  In addition, favorable changes to loss reserves recognized in the first quarter of 2004 of $0.8 million, did not re-occur in the first quarter of 2005.

Reimbursed management contract expense. Reimbursed management contract expenses decreased $5.2 million, or 6.3%, to $82.5 million for the period ended March 31, 2005, as compared to $87.7 million for the year-ago period.  This decrease resulted from reduced reimbursed costs incurred on the behalf of owners.

Gross profit—lease contracts. Gross profit for lease contracts increased $0.7 million, or 24.8%, to $3.4 million in the first quarter of 2005 as compared to $2.7 million in the first quarter of 2004.  Gross margin for lease contracts increased to 8.7% in the first quarter of 2005 as compared to 7.7% in the first quarter of 2004.  The margin increase was due to improved revenue performance on our same locations.

Gross profit—management contracts.  Gross profit for management contracts decreased $0.1 million, or 0.9%, to $12.6 million in the first quarter of 2005 as compared to $12.7 million in the first quarter of 2004. Gross margin for management contracts decreased to 57.9% in the first quarter of 2005 as compared to 61.1% in the first quarter of 2004. The margin decrease was due to increases in costs on our reverse management contracts and favorable changes to loss reserves in the first quarter of 2004 of $0.8 million that did not re-occur in the first quarter 2005.

General and administrative expenses.  General and administrative expenses increased $0.6 million, or 7.2%, to $9.1 million for the first quarter of 2005, compared to $8.5 million for the first quarter of 2004. This increase resulted primarily from increases in payroll and payroll related expenses of $0.5 million and increases in software costs of $0.1 million.

Management fee—parent company. We recorded no management fee in the first quarter of 2005. The fee was terminated upon the closing of the initial public offering in June 2004.  We recorded $0.8 million in management fee for the first quarter of 2004.

Valuation allowance related to long-term receivables.  We recorded $0.9 million as a valuation allowance related to long term receivables for the first quarter of 2005, compared to no allowance in the first quarter of 2004.  The valuation allowance relates to a long-term receivable for a facility in Minnesota where a breakdown in negotiations to restructure the contract has occurred.  The allowance was recorded due to the uncertainty of collection.

Interest expense.  Interest expense decreased $2.0 million, or 45.5%, to $2.4 million for the first quarter of 2005, compared to $4.4 million for the first quarter of 2004.  The decrease resulted primarily from the redemption of the 14% Notes and refinancing our senior credit facility, in conjunction with our initial public offering in June 2004.

Income tax expense.  Income tax expense decreased $0.2 million, or 100% to no provision in the first quarter of 2005, compared to $0.2 million for the first quarter of 2004.  We have approximately $72.3 million of federal net operating loss (NOLs) carry forwards and $5.6 million of cumulative temporary differences which will provide future tax deductions.  Our tax expense reflects a provision for our Canadian subsidiary.

Liquidity and Capital Resources

Outstanding Indebtedness

On March 31, 2005, we had total indebtedness of approximately $105.5 million, a reduction of $4.3 million from December 31, 2004. The $105.5 million includes:

•              $45.8 million under our senior credit facility;

•              $49.5 million of 9 1/4% Notes, including $0.6 million in carrying value in excess of principal, which are due in March 2008; and

•              $10.2 million of other debt including joint venture debentures, capital lease obligations and obligations on seller notes and other indebtedness.

We believe that our cash flow from operations, combined with additional borrowings under our senior credit facility will be available in an amount sufficient to enable us to pay our indebtedness, or to fund other liquidity needs. We may need to refinance all or a portion of our indebtedness, including the 9 1/4% Notes, on or before their respective maturities. We believe that we will be able to refinance our indebtedness, including the senior credit facility and the 9 1/4% Notes, on commercially reasonable terms.

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

The senior credit facility includes the covenants; fixed charge ratio, senior debt to EBITDA ratio, total debt to EBITDA ratio and a limit on our net annual capital expenditures, that limit our ability to incur additional indebtedness, issue preferred stock or pay dividends and contain certain other restrictions on our activities.  We are required to repay borrowings under the new senior credit facility out of the proceeds of future issuances of debt or equity securities and asset sales, subject to certain customary exceptions. The senior credit facility is secured by substantially all of our assets and all assets acquired in the future (including a pledge of 100% of the stock of our existing and future domestic guarantor subsidiaries and 65% of the stock of our existing and future foreign subsidiaries).  At March 31, 2005, we were in compliance with all of our covenants.

On March 14th, 2005 we entered into a second amendment to our Credit Agreement, which permitted us to repurchase shares of our common stock during 2005, on the open market or through private repurchases, for a value not to exceed $6.0 million, provided that we meet certain financial tests

On March 16th, 2005 we entered into a third amendment to our Credit Agreement, pursuant to which the interest pricing of our LIBOR Margin, Base Rate Margin and our Letter of Credit Fee Rate has been reduced by 25 basis points across the entire interest rate pricing grid.

At March 31, 2005, we had $28.4 million letters of credit outstanding under the senior credit facility, borrowings against the senior credit facility aggregated $45.8 million and we had $15.8 million available under the senior credit facility.

Interest Rate Cap Transactions

We use a variable rate senior credit facility to finance our operations.  This facility exposes us to variability in interest payments due to changes in interest rates.  If interest rates increase, interest expense increases and conversely, if interest rates decrease, interest expense also decreases. We believe that it is prudent to limit the exposure of an increase in interest rates.

To meet this objective, we entered into two interest rate cap transactions with LaSalle Bank National Association (“LaSalle”), allowing us to continue to take advantage of LIBOR based pricing under our Credit Agreement while hedging our interest rate exposure on a portion of our borrowings under the Credit Agreement (“Rate Cap Transactions”). Under each Rate Cap Transaction, we will receive payments from LaSalle at the end of each quarterly period to the extent that the prevailing three month LIBOR during that period exceeds our cap rate of 2.5%. The first Rate Cap Transaction caps our interest rate on a $30.0 million principal balance at 2.5% for a total of 18 months.  The second Rate Cap Transaction caps our interest rate on a $15.0 million principal balance at 2.5% for a total of nine months.  Each Rate Cap Transaction began as of January 12, 2005 and will settle each quarter on a date that coincides with our quarterly interest payment dates under the credit agreement.  The underlying terms of the interest rate cap, including the notional amounts, the duration and reset dates are identical to the associated debt instruments and therefore hedging results in no ineffectiveness.  The interest rate caps are reported at their fair values and are included as prepaid and other assets on the face of the consolidated balance sheet.

Stock Repurchase

On March 4, 2005, the Board of Directors authorized us to repurchase shares of our common stock for a value not to exceed $6 million.  We intend to repurchase certain shares in open market transactions from time to time, and our majority shareholder has agreed in each case to sell shares equal to its pro-rata ownership at the same price paid by us in each open market purchase.  On March 15, 2005, we repurchased 93,170 shares at $15.60 per share on the open market.  Our majority shareholder sold to us 99,136 shares at $15.60 per share.  The total value of the transaction was approximately $3.0 million.  At March 31, 2005, the shares were held as treasury stock.

Letters of Credit

We are required under certain contracts to provide performance bonds. These bonds are typically renewed on an annual basis. As of March 31, 2005, we provided $2.6 million in letters of credit to collateralize our performance bond program.

During the period ended March 2005, we provided letters of credit totaling $6.2 million to our casualty insurance carrier to collateralize our casualty insurance program.

Deficiency Payments

Pursuant to our obligations with respect to the parking garage operations at Bradley International Airport, we are required to make certain payments for the benefit of the State of Connecticut and for holders of special facility revenue bonds. The deficiency payments represent contingent interest bearing advances to the trustee to cover operating cash flow requirements.  The payments, if any, are recorded as a receivable by us for which we are reimbursed from time to time as provided in the trust agreement.  As of March 31, 2005 we have advanced to the trustee $7.0 million, net of reimbursements.  We believe these advances to be fully recoverable and therefore have not recorded a valuation allowance for them.  We do not guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.

We made deficiency payments (net of repayments) of $0.5 million in the first three months of 2005 compared to $1.2 million in the first three months of 2004.  Although we expect to recover all amounts owed to us, we may have to make additional deficiency payments.

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

Our average investment in working capital depends on our contract mix. For example, an increase in contracts that require all cash deposited in our bank accounts reduces our investment in working capital and improves our liquidity. During the first three months of 2005 and the first three months of 2004, there were no material changes in these types of contracts. In addition, our clients may accelerate monthly distributions to them and have an estimated distribution occur in the current month. During the first three months of 2005 and the first three months of 2004, there were no material changes in the timing of current month distributions.

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

Net Cash Provided by Operating Activities

Net cash provided by operating activities totaled $ 6.1 million for the first three months of 2005. Cash provided during the first three months of 2005 included an increase in accounts payable of $4.5 million which was partially offset by a decrease in accrued expenses related to payment of interest on the 9 ¼ % senior subordinated notes of $2.3 million and the payment of $1.6 million of health insurance claims related to our partially self insured plans.  Beginning January 1, 2005, we entered into a premium based plan for medical expenses.

Net cash provided by operating activities totaled $3.4 million for the first three months of 2004.  Cash provided during the first three months of 2004 included an increase in accounts payable of $4.9 million which was offset by an increase in accounts receivable of $2.6 million and a decrease in accrued liabilities primarily related to the interest payment of $2.3 million on the senior subordinated notes.

Net Cash Used in Investing Activities

Net cash used in investing activities totaled $0.3 million in the first three months of 2005. Cash used in investing for 2005 included capital expenditures of $0.2 million for capital investments needed to secure and/or extend leased facilities, investment in information system enhancements and infrastructure and $ 0.1 million for contingent payments on previously acquired contracts.

Net cash used in investing activities totaled $3.9 million for the first three months of 2004. Cash used in investing for the first three months of 2004 included capital expenditures of $0.2 million for capital investments needed to secure and/or extend leased facilities, investment in information system enhancements and infrastructure and $0.1 million for contingent payments on previously acquired contracts.

Net Cash Used in Financing Activities

Net cash used in financing activities totaled $8.3 million in the first three months of 2005. The 2005 activity included $3.0 million to repurchase our common stock, $4.2 million in payments on the senior credit facility, $0.8 million used for payments on capital leases and $0.3 million for cash used on joint venture, debt issuance costs and other long-term borrowings.

Net cash used in financing activities totaled $3.9 million in the first three months of 2004. The 2004 activity included $3.2 million in cash used for payments on the senior credit facility, $0.5 million in cash used for payments on capital leases and $0.2 million for cash used on joint venture and other long-term borrowings.

Cash and Cash Equivalents

We had cash and cash equivalents of $7.9 million at March 31, 2005, compared to $10.4 million at December 31, 2004.

Summary Disclosures About Contractual Obligations and Commercial Commitments

The following summarizes certain of our contractual obligations at March 31, 2005 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.  The nature of our business is to manage parking facilities.  As a result, we do not have significant short-term purchase obligations.

	Payments due by period
($ in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term debt(1)	$98,228	$944	$95,888	$252	$1,144
Operating leases(2)	103,211	21,664	47,484	16,114	17,949
Capital leases(3)	6,645	2,684	3,700	261	—
Other long-term liabilities(4)	44,525	10,963	24,982	3,546	5,034
Letters of credit (5)	28,350	28,350	—	—	—
Total	$280,959	$64,605	$172,054	$20,173	$24,127

(1)           Represents principal amounts, but not interest. Interest on our debt obligations is included in Other long-term liabilities (4).  See Note 6.

(2)           Represents minimum rental commitments, excluding contingent rent provisions under all non-cancelable leases with remaining terms of more than one year.

(3)           Represents minimum future payments on capital lease obligations.

(4)           Represents deferred compensation, customer deposits, insurance claims and deferred interest on fixed and variable rate debt assuming the current average rate of interest and the same level.

(5)           Represents amount of currently issued letters of credit at their maturities.

In addition we had contingent earnout payments of $88 and $157 for the periods ended March 31, 2005 and March 31, 2004, respectively and we made deficiency payments related to Bradley of $484 and $1,223 for the periods ended March 31, 2005 and March 31, 2004, respectively. No amounts have been included on the above schedule related to those payments for future periods as the amounts, if any, are not presently determinable.

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

To meet this objective, we entered into two interest rate cap transactions with LaSalle Bank National Association (“LaSalle”), allowing us to continue to take advantage of LIBOR based pricing under our Credit Agreement while hedging our interest rate exposure on a portion of our borrowings under the Credit Agreement (“Rate Cap Transactions”). Under each Rate Cap Transaction, we will receive payments from LaSalle at the end of each quarterly period to the extent that the prevailing three month LIBOR during that period exceeds our cap rate of 2.5%. The first Rate Cap Transaction caps our interest rate on a $30.0 million principal balance at 2.5% for a total of 18 months.  The second Rate Cap Transaction caps our interest rate on a $15.0 million principal balance at 2.5% for a total of nine months.  Each Rate Cap Transaction began as of January 12, 2005 and will settle each quarter on a date that coincides with our quarterly interest payment dates under the credit agreement.  The underlying terms of the interest rate cap, including the notional amounts, the duration and reset dates are identical to the associated debt instruments and therefore hedging results in no ineffectiveness. Historically, we have not used derivative financial instruments for speculative or trading purposes.

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

Foreign Currency Risk

Our exposure to foreign exchange risk is minimal. All foreign investments are denominated in U.S. dollars, with the exception of Canada. We had approximately $2.9 million and $0.3 million of Canadian dollar denominated cash and debt instruments, respectively, at March 31, 2005. We do not hold any hedging instruments related to foreign currency transactions. We monitor foreign currency positions and may enter into certain hedging instruments in the future should we determine that exposure to foreign exchange risk has increased.

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

PART II. OTHER INFORMATION

Item 2.   Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains detail related to the repurchase of common stock based on the date of trade during the quarter ended March 31, 2005.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of publicly announced plans or programs	Maximum Dollar Value of Shares that may yet be purchased under the plan or program ($ in thousands)
2005 Month Ended
From January 1 to January 31	—	—	—	—
From February 1 to February 28	—	—	—	—
From March 1 to March 31	192,306	15.60	193,306	$2,997

Total	192,306	15.60	192,306	$2,997

On March 4, 2005, the Board of Directors authorized us to repurchase shares of our common stock for a value not to exceed $6.0 million.  We intend to repurchase certain shares in open market transactions from time to time, and our majority shareholder has agreed in each case to sell shares equal to its pro-rata ownership at the same price paid by us in each open market purchase.  On March 15, 2005, we repurchased 93,170 shares at $15.60 per share on the open market.  On March 17, 2005, our majority shareholder sold to us 99,136 shares at $15.60 per share.  The total value of the transaction was approximately $3.0 million.  At March 31, 2005, the shares were held as treasury stock.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit Number	Description

31.1	Section 302 Certification dated May 13, 2005 for James A. Wilhelm, Chief Executive Officer and President
31.2	Section 302 Certification dated May 13, 2005 for G. Marc Baumann, Executive Vice President, Chief Financial Officer and Treasurer
31.3	Section 302 Certification dated May 13, 2005 for Daniel R. Meyer, Senior Vice President, Corporate Controller and Assistant Treasurer
32.1	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K

During the first quarter of 2005, we filed the following current reports on Form 8-K:

Date of Report	Description

January 3, 2005	We announced the termination of Herbert W. Anderson
February 10, 2005	We announced our fourth quarter and fiscal year 2004 earnings
March 1, 2005	We announced the filing of amended employment agreements for James A. Wilhelm, Steven A. Warshauer, Robert N. Sacks and Thomas L. Hagerman
March 7, 2005	We announced our financial results for the fourth quarter and year-ended December 31, 2004
March 14, 2005	We announced the filing of our Second Amendment to the Credit Agreement and the filing of our Third Amendment to the Credit Agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD PARKING CORPORATION

Dated: May 13, 2005	By:	/s/ DANIEL R. MEYER
Daniel R. Meyer Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer and Duly Authorized Officer)

Dated: May 13, 2005	By:	/s/ G. MARC BAUMANN
G. Marc Baumann Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Section 302 Certification dated May 13, 2005 for James A. Wilhelm, Chief Executive Officer and President
31.2	Section 302 Certification dated May 13, 2005 for G. Marc Baumann, Executive Vice President, Chief Financial Officer and Treasurer
31.3	Section 302 Certification dated May 13, 2005 for Daniel R. Meyer, Senior Vice President, Corporate Controller and Assistant Treasurer
32.1	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002