Form 10-Q
period 2005-06-30
STANDARD PARKING CORP
filed 2005-08-12
CIK 1059262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

Commission file number: 000-50796

STANDARD PARKING CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	16-1171179
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

900 N. Michigan Avenue, Suite 1600
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

As of August 12, 2005, there were 10,219,138 shares of common stock of the registrant outstanding.

STANDARD PARKING CORPORATION

FORM 10-Q INDEX

Part I. Financial Information
Item 1.	Financial Statements:
Condensed Consolidated Balance Sheets as of June 30, 2005 (Unaudited) and December 31, 2004
Condensed Consolidated Statements of Operations (Unaudited) for the three months ended June 30, 2005 and June 30, 2004 and the six months ended June 30, 2005 and June 30, 2004
Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2005 and June 30, 2004
Notes to Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures
Part II. Other Information
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 4.	Submission of Matters to a Vote of Security Holders
Item 6.	Exhibits
Signatures
Index to Exhibits

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share data)

	June 30, 2005	December 31, 2004
	(Unaudited)	(see Note)
ASSETS
Current assets:
Cash and cash equivalents	$8,718	$10,360
Notes and accounts receivable, net	34,754	34,608
Prepaid expenses and supplies	2,965	2,330
Total current assets	46,437	47,298

Leaseholds and equipment, net	15,576	16,481
Long-term receivables, net	6,400	7,317
Advances and deposits	1,705	1,816
Goodwill	118,367	118,342
Intangible and other assets, net	3,623	3,848

Total assets	$192,108	$195,102

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,334	$26,107
Accrued and other current liabilities	22,691	25,794
Current portion of long-term borrowings	3,406	3,512
Total current liabilities	51,431	55,413

Long-term borrowings, excluding current portion	101,724	106,238
Other long-term liabilities	21,649	18,111
Convertible redeemable preferred stock, series D	1	1

Common stockholders’ equity:
Common stock, par value $.001 per share; 12,000,100 shares authorized; 10,219,138 shares issued and outstanding	10	10
Additional paid-in capital	189,741	193,565
Accumulated other comprehensive income	11	116
Accumulated deficit	(171,998)	(178,352)
Treasury stock, at cost, 27,338 shares	(461)	—
Total common stockholders’ equity	17,303	15,339

Total liabilities and common stockholders’ equity	$192,108	$195,102

Note:      The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See Notes to Condensed Consolidated Financial Statements.

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for share and per share data, unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Parking services revenue:
Lease contracts	$39,140	$37,120	$77,867	$72,241
Management contracts	23,315	21,575	45,132	42,448
	62,455	58,695	122,999	114,689
Reimbursement of management contract expense	84,903	82,207	167,435	169,928
Total revenue	147,358	140,902	290,434	284,617

Cost of parking services:
Lease contracts	35,330	33,549	70,701	65,973
Management contracts	9,578	9,025	18,757	17,144
	44,908	42,574	89,458	83,117
Reimbursed management contract expense	84,903	82,207	167,435	169,928
Total cost of parking services	129,811	124,781	256,893	253,045

Gross profit:
Lease contracts	3,810	3,571	7,166	6,268
Management contracts	13,737	12,550	26,375	25,304
Total gross profit	17,547	16,121	33,541	31,572

General and administrative expenses	9,210	8,665	18,304	17,148
Depreciation and amortization	1,493	1,583	2,957	3,169
Management fee-parent company	—	750	—	1,500
Valuation allowance related to long-term receivables	—	—	900	—
Non-cash stock option compensation expense (1)	—	2,293	—	2,293

Operating income	6,844	2,830	11,380	7,462
Other expenses (income):
Interest expense	2,463	4,168	4,847	8,543
Interest income	(77)	(249)	(154)	(342)
Net gain from extinguishment of debt	—	(3,860)	—	(3,860)
	2,386	59	4,693	4,341
Income before minority interest and income taxes	4,458	2,771	6,687	3,121

Minority interest	87	145	208	242
Income tax expense	108	140	125	318

Net income before preferred stock dividends and increase in value of common stock subject to put/call rights	4,263	2,486	6,354	2,561

Preferred stock dividends	—	3,045	—	7,243

Increase in value of common stock subject to put/call rights	—	223	—	538
Net income (loss)	$4,263	$(782)	$6,354	$(5,220)

Common Stock Data:
Net income (loss) per common share:
Basic	$.41	$(.24)	$.61	$(3.23)
Diluted	$.40	$(.24)	$.60	$(3.23)
Weighted average common shares outstanding:
Basic	10,288,457	3,229,817	10,372,806	1,614,908
Diluted	10,567,468	3,229,817	10,647,256	1,614,908

(1) Non-cash stock option expense of $2,293 relates entirely to General and administrative expense

See Notes to Condensed Consolidated Financial Statements.

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except for share and per share data, unaudited)

	Six Months Ended
	June 30, 2005	June 30, 2004

Operating activities:
Net income (loss)	$6,354	$(5,220)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Preferred stock dividends	—	7,243
Increase in value of common stock subject to put/call rights	—	538
Depreciation and amortization	2,957	3,169
Non-cash interest expense	—	279
Amortization of deferred financing costs	368	668
Amortization of carrying value in excess of principal	(88)	(1,224)
Non-cash stock option compensation expense	—	2,293
Provision for losses on accounts receivable	147	418
Valuation allowance related to long-term receivables	900	—
Write-off of debt issuance costs	—	2,385
Write-off of carrying value in excess of principal related to the 14% senior subordinated second lien notes	—	(8,207)
Change in operating assets and liabilities	(1,156)	(6,626)
Net cash provided by (used in) operating activities	9,482	(4,284)

Investing activities:
Purchase of leaseholds and equipment	(408)	(592)
Contingent purchase payments	(171)	(464)
Net cash used in investing activities	(579)	(1,056)

Financing activities:
Net proceeds from initial public offering	—	46,966
Repurchase of common stock subject to put/call rights	—	(6,250)
Repurchase of common stock	(4,299)	—
Proceeds from exercise of stock options	14	—
Proceeds from (payments on) senior credit facility	(3,800)	24,950
Payments on long-term borrowings	(126)	(75)
Payments on joint venture borrowings	(301)	(270)
Payments of debt issuance costs	(118)	(1,253)
Payments on capital leases	(1,670)	(1,081)
Repurchase of 14% senior subordinated second lien notes	—	(57,734)
Net cash (used in) provided by financing activities	(10,300)	5,253

Effect of exchange rate changes on cash and cash equivalents	(245)	(126)

Decrease in cash and cash equivalents	(1,642)	(213)
Cash and cash equivalents at beginning of period	10,360	8,470

Cash and cash equivalents at end of period	$8,718	$8,257
Supplemental disclosures:
Cash paid during the period for:
Interest	$4,535	$10,302
Income taxes	268	152
Supplemental disclosures of non-cash activity:
Debt issued for capital lease obligation	$1,405	$1,027
Issuance of 14% senior subordinated second lien notes	—	375

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

In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the financial position and results of operations have been included. Operating results for the three-month and six-month periods ended June 30, 2005 are not necessarily indicative of the results that might be expected for any other interim period or the fiscal year ending December 31, 2005. The financial statements presented in this report should be read in conjunction with the consolidated financial statements and footnotes thereto included in our 2004 Annual Report on Form 10-K filed March 18, 2005.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and joint ventures in which the Company has more than 50% ownership interest. Minority interest recorded in the consolidated statement of operations is the joint venture partner’s non-controlling interest in consolidated joint ventures. We have interests in 16 joint ventures, each of which operates between one and three parking facilities.  Of the 16 joint ventures, nine are majority owned by us and are consolidated into our financial statements, seven are single purpose entities where we have a 50% interest or a minority interest.  Investments in joint ventures where the Company has a 50% or less non-controlling ownership interest are reported on the equity method.  All significant intercompany profits, transactions and balances have been eliminated in consolidation.

Variable Interest Entities

Equity	Commencement of Operations	Nature of Activities	% Ownership	Locations
Other investments in VIE’s	Jan 92-March 05	Management of parking lots, shuttle operations and parking meters	38.25%-50.0%	Various states

The existing VIE’s in which we have a variable interest are not consolidated into our financial statements because we are not the primary beneficiary.

Stock-Based Compensation

We are required under Statement of Financial Accounting Standards (“SFAS”) No. 123, to disclose pro forma information regarding option grants made to our employees based on specific valuation techniques that produce estimated compensation charges. The pro forma information is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(in thousands except for per share data)
Net income (loss)-as reported	$4,263	$(782)	$6,354	$(5,220)
Add: Non-cash stock option compensation expense included in the reported net income, net of related tax effects	—	2,293	—	2,293
Deduct: Stock-based employee compensation expense using the fair value method net of related tax effects	(87)	(2,320)	(168)	(2,320)
Pro-forma net income (loss)	$4,176	$(809)	$6,186	$(5,247)

Basic net income per common share- as reported	$0.41	$(0.24)	$0.61	$(3.23)
Basic pro-forma net income per common share	$0.41	$(0.25)	$0.60	$(3.23)
Diluted net income per common share- as reported	$0.40	$(0.24)	$0.60	$(3.23)
Diluted pro-forma net income per common share	$0.40	$(0.25)	$0.58	$(3.23)

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

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(in thousands except for share and per share data)
Numerator:
Net income (loss)	$4,263	$(782)	$6,354	$(5,220)
Denominator:
Denominator for basic net income per common share:
Weighted average basic shares outstanding	10,288,457	3,229,817	10,372,806	1,614,908
Weighted average of diluted shares outstanding	10,567,468	3,229,817	10,647,256	1,614,908

Basic net income per common share	$0.41	$(0.24)	$0.61	$(3.23)
Dilutive net income per common share	$0.40	$(0.24)	$0.60	$(3.23)

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

We plan to adopt Statement 123 using the modified-prospective method.  Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no overall impact on our financial position.  The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, based upon the current share based payments the impact would equate to approximately $333 in additional costs on an annual basis.

4.     Goodwill and Intangible Assets

As of June 30, 2005 and December 31, 2004, our definite lived intangible assets of $16 and $56, respectively, net of accumulated amortization of $715 and $676, respectively, which primarily consist of non-compete agreements, continue to be amortized over their useful lives.

The change in the carrying amount of goodwill is summarized as follows (in thousands):

Beginning balance at December 31, 2004	$118,342
Effect of foreign currency translation	(146)
Contingency payments related to prior acquisitions	171
Ending balance at June 30, 2005	$118,367

Amortization expense for intangible assets during the six months ended June 30, 2005 was $20. Estimated amortization expense for the remainder of 2005 is $16.

5.     Long-term Receivables

Long-term receivables, net, consist of the following:

	Amount Outstanding
	June 30, 2005	December 31, 2004
	(in thousands)
Bradley International Airport
Deficiency payments	$6,392	$6,473
Other Bradley related, net	2,492	2,491
Valuation allowance	(2,484)	(2,484)
Net amount related to Bradley	6,400	6,480
Other long-term receivables, net	-0-	837
Total long-term receivables, net	$6,400	$7,317

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

To the extent that monthly gross receipts are not sufficient for the trustee to make the required payments we are obligated, pursuant to our guaranty agreement, to deliver the deficiency amount to the trustee within three business days of notice. We are responsible for these deficiency payments regardless of the amount of utilization for the Bradley parking facilities. We received repayments of $0.1 million in the period ended June 30, 2005 compared to making deficiency payments of $1.4 million in the period ended June 30, 2004.

The deficiency payments represent contingent interest bearing advances to the trustee to cover operating cash flow requirements.  The payments, if any, are recorded as a receivable by us for which we are reimbursed from time to time as provided in the trust agreement.  As of June 30, 2005, we have advanced to the trustee $6.4 million, net of reimbursements.  We believe these advances to be fully recoverable and therefore have not recorded a valuation allowance for them.  We do not guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.

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

6.     Borrowing Arrangements

Long-term borrowings, in order of preference, consist of:

			Amount Outstanding
	Interest Rate(s)	Due Date	June 30, 2005	December 31, 2004
			(in thousands)

Senior Credit Facility	Various	June 2007	$46,200	$50,000
Senior Subordinated Notes	9 ¼%	March 2008	48,877	48,877
Carrying value in excess of principal	Various	Various	552	640
Joint venture debentures	11.00-15.00%	Various	1,007	1,308
Capital lease obligations	Various	Various	6,230	6,859
Obligations on Seller notes and other	Various	Various	2,264	2,066
			105,130	109,750
Less current portion			3,406	3,512
			$101,724	$106,238

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

A roll-forward schedule of the 9 1/4% Notes and carrying value in excess of principal is as follows:

	9 1/4% Notes	Carrying value in excess of principal
	(in thousands)

Balance at December 31, 2004	$48,877	$640
Amortization of carrying value	—	(88)
Balance at June 30, 2005	$48,877	$552

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

The senior credit facility includes the following covenants; fixed charge ratio, senior debt to EBITDA ratio, total debt to EBITDA ratio and a limit on net annual capital expenditures, and limit on our ability to incur additional indebtedness, issue preferred stock or pay dividends and contain certain other restrictions on our activities.  We are required to repay borrowings under the senior credit facility out of the proceeds of future issuances of debt or equity securities and asset sales, subject to certain exceptions. The new senior credit facility is secured by a first lien on substantially all of our assets and any subsequently acquired assets (including a pledge of 100% of the stock of our existing and future domestic guarantor subsidiaries and 65% of the stock of our existing and future foreign subsidiaries).  At June 30, 2005 we were in compliance with all of the covenants.

On March 14, 2005 we entered into a second amendment to our Credit Agreement, which permitted us to repurchase shares of our common stock during 2005, on the open market or through private repurchases, for a value not to exceed $6.0 million, provided that we meet certain financial tests.

On March 16, 2005 we entered into a third amendment to our Credit Agreement, pursuant to which the interest pricing of our LIBOR Margin, Base Rate Margin and our Letter of Credit Fee Rate has been reduced by 25 basis points across the entire interest rate pricing grid.

At June 30, 2005, we had $27.5 million of letters of credit outstanding under the senior credit facility, borrowings against the senior credit facility aggregated $46.2 million, and we had $16.3 million available under the senior credit facility.

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

During the second quarter we repurchased 43,786 shares at an average price of $16.88 per share on the open market.  Our majority shareholder sold to us 32,956 shares in the second quarter at an average price of $16.93 and 12,278 shares on July 5, 2005 at an average price of $16.63.  The total value of the second quarter transactions was $1.3 million.  The total value of the July transaction was $0.2 million.

8.     Domestic and Foreign Operations

Our business activities consist of domestic and foreign operations.  Foreign operations are conducted in Canada.  Revenue attributable to foreign operations were less than 10% of consolidated revenues for each of the periods ending June 30, 2005 and June 30, 2004.

A summary of information about our foreign and domestic operations is as follows (in thousands):

	For the three months ended		For the six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Total revenues, excluding reimbursement of management contract expenses:
Domestic	$61,916	$58,469	$121,702	$113,853
Foreign	539	226	1,297	836
Consolidated	$62,455	$58,695	$122,999	$114,689

Operating income:
Domestic	$6,712	$2,676	$10,851	$6,634
Foreign	132	154	529	828
Consolidated	6,844	$2,830	$11,380	$7,462

Net income (loss) before minority interest and income taxes:
Domestic	$4,337	$2,613	$6,158	$2,272
Foreign	121	158	529	849
Consolidated	$4,458	$2,771	$6,687	$3,121

	June 30, 2005	December 31, 2004
Identifiable assets:
Domestic	$183,050	$185,095
Foreign	9,058	10,007
Consolidated	$192,108	$195,102

9.     Comprehensive Income

Comprehensive income consists of the following components:

	For the three months ended		For the six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Net income	$4,263	$(782)	$6,354	$(5,220)
Revaluation of interest rate cap	(92)	—	140	—
Effect of foreign currency translation	(94)	(366)	(129)	(359)
Comprehensive income	$4,077	$(1,148)	$6,365	$(5,579)

10.  Income Taxes

We have approximately $72.3 million of federal net operating loss (NOLs) carry forward and $5.6 million of cumulative temporary differences which will provide future tax deductions.  Assuming a 39% tax rate, the NOLs and net temporary differences create a deferred tax asset of $30.9 million.  Due to our historical financial results, a full valuation allowance has been recorded on the net deferred tax assets.

For financial reporting purposes, a valuation allowance for net deferred tax assets will continue to be recorded until realization of such assets is more likely than not.  Taxes paid, relate to foreign jurisdictions and alternative minimum tax payments (AMT).

11.  Subsidiary Guarantors

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

	Standard Parking Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Balance Sheet Data:
June 30, 2005
Current assets:
Cash and cash equivalents	$4,349	$179	$4,190	$—	$8,718
Notes and accounts receivable, net	30,792	735	3,227	—	34,754
Prepaid expenses and supplies	2,913	—	52	—	2,965
Total current assets	38,054	914	7,469	—	46,437
Leaseholds and equipment, net	14,251	200	1,125	—	15,576
Long term receivables, net	6,400	—	—	—	6,400
Advances and deposits	1,531	—	174	—	1,705
Goodwill	110,808	3,585	3,974	—	118,367
Intangible and other	3,307	12	304	—	3,623
Investment in subsidiaries	9,440	—	—	(9,440)	—
Total assets	$183,791	$4,711	$13,046	$(9,440)	$192,108
Current liabilities:
Accounts payable	$23,040	$159	$2,135	$—	$25,334
Accrued and other current liabilities	19,240	1,164	2,287	—	22,691
Current portion of long-term borrowings	2,676	—	730	—	3,406
Total current liabilities	44,956	1,323	5,152	—	51,431
Long-term borrowings, excluding current portion	100,630	5	1,089	—	101,724
Other long-term liabilities	20,901	—	748	—	21,649
Convertible redeemable preferred stock, series D	1	—	—	—	1
Common stockholders’ equity:	—	—	—	—	—
Common stock, par value $.001 per share; 12,000,100 shares authorized; 10,219,138 shares issued and outstanding	10	—	—	—	10
Additional paid-in capital	189,738	2	1	—	189,741
Accumulated other comprehensive income	140	—	(129)	—	11
Accumulated (deficit) equity	(172,124)	3,381	6,185	(9,440)	(171,998)
Treasury Stock	(461)	—	—	—	(461)
Total common stockholders’ equity	17,303	3,383	6,067	(9,440)	17,303
Total liabilities and common stockholders’ equity	$183,791	$4,711	$13,046	$(9,440)	$192,108
December 31, 2004
Current assets:
Cash and cash equivalents	$8,262	$—	$2,098	$—	$10,360
Notes and accounts receivable, net	27,841	590	6,177	—	34,608
Prepaid expenses and supplies	2,290	29	11	—	2,330
Total current assets	38,393	619	8,286	—	47,298
Leaseholds and equipment, net	14,900	263	1,318	—	16,481
Long term receivables, net	7,317	—	—	—	7,317
Advances and deposits	1,590	—	226	—	1,816
Goodwill	110,637	3,585	4,120	—	118,342
Intangible and other	3,509	48	290	—	3,848
Investment in subsidiaries	11,319	—	—	(11,319)	—
Total assets	$187,665	$4,515	$14,241	$(11,319)	$195,102
Current Liabilities:
Accounts payable	$24,306	$215	$1,586	$—	$26,107
Accrued and other current liabilities	22,826	1,011	1,957	—	25,794
Current portion of long-term borrowings	2,708	—	804	—	3,512
Total current liabilities	49,840	1,226	4,347	—	55,413

Long-term borrowings, excluding current portion	105,153	10	1,075	—	106,238
Other long-term liabilities	17,332	—	779	—	18,111
Convertible redeemable preferred stock, series D	1	—	—	—	1
Common stockholders’ equity:
Common stock, par value $.001 per share; 12,000,100 shares authorized; 10,219,138 shares issued and outstanding	10	—	—	—	10
Additional paid-in-capital	193,562	2	1	—	193,565
Accumulated other comprehensive income	—	—	116	—	116
Accumulated (deficit) equity	(178,233)	3,277	7,923	(11,319)	(178,352)
Total common stockholders’ equity	15,339	3,279	8,040	(11,319)	15,339
Total liabilities and common stockholders’ equity	$187,665	$4,515	$14,241	$(11,319)	$195,102

Six Months Ended June 30, 2005
Parking services revenue:
Lease contracts	$61,367	$10,363	$6,137	$—	$77,867
Management contracts	41,935	63	3,134	—	45,132
	103,302	10,426	9,271	—	122,999
Reimbursement of management contract expense	167,435	—	—	—	167,435
Total revenue	270,737	10,426	9,271	—	290,434
Cost of parking services:
Lease contracts	55,883	9,566	5,252	—	70,701
Management contracts	17,214	28	1,515	—	18,757
	73,097	9,594	6,767	—	89,458
Reimbursement of management contract expense	167,435	—	—	—	167,435
Total cost of parking services	240,532	9,594	6,767	—	256,893
Gross profit:
Lease contracts	5,484	797	885	—	7,166
Management contracts	24,721	35	1,619	—	26,375
Total gross profit	30,205	832	2,504	—	33,541

General and administrative expenses	17,680	—	624	—	18,304
Depreciation and amortization	2,532	108	317	—	2,957
Valuation allowance related to long-term receivable	900	—	—	—	900
Operating income	9,093	724	1,563	—	11,380
Other expenses (income):
Interest expense	4,773	—	74	—	4,847
Interest income	(123)	—	(31)	—	(154)
	4,650	—	43	—	4,693
Income before minority interest and income taxes	4,443	724	1,520	—	6,687
Minority interest	75	—	133	—	208
Income tax expense	65	—	60	—	125
Equity in earnings of subsidiaries	2,051	—	—	(2,051)	—
Net income before preferred stock dividends and increase in value of common stock subject to put/call rights	6,354	724	1,327	(2,051)	6,354
Preferred stock dividends	—	—	—	—	—
Increase in value of common stock subject to put/call rights	—	—	—	—	—
Net income	$6,354	$724	$1,327	$(2,051)	$6,354
Income Statement Data:
Six Months Ended June 30, 2004
Parking services revenue:
Lease contracts	$55,369	$11,101	$5,771	$—	$72,241
Management contracts	40,132	87	2,229	—	42,448
	95,501	11,188	8,000	—	114,689
Reimbursement of management contract expense	169,928	—	—	—	169,928
Total revenue	265,429	11,188	8,000	—	284,617
Cost of parking services:

Lease contracts	50,784	10,247	4,942	—	65,973
Management contracts	16,496	37	611	—	17,144
	67,280	10,284	5,553	—	83,117
Reimbursement of management contract expense	169,928	—	—	—	169,928
Total cost of parking services	237,208	10,284	5,553	—	253,045
Gross profit:
Lease contracts	4,585	854	829	—	6,268
Management contracts	23,636	50	1,618	—	25,304
Total gross profit	28,221	904	2,447	—	31,572

General and administrative expenses	16,760	—	388	—	17,148
Depreciation and amortization	2,727	106	336	—	3,169
Management fee-parent company	1,500	—	—	—	1,500
Non-cash stock option compensation expense	2,293	—	—	—	2,293
Operating income	4,941	798	1,723	—	7,462
Other expenses (income):
Interest expense	8,435	—	108	—	8,543
Interest income	(298)	—	(44)	—	(342)
Gain on extinguishment of debt	(3,860)	—	—	—	(3,860)
	4,277	—	64	—	4,341
Income before minority interest and income taxes	664	798	1,659	—	3,121
Minority interest	101	—	141	—	242
Income tax expense	120	—	198	—	318
Equity in earnings of subsidiaries	2,118	—	—	(2,118)	—
Net income before preferred stock dividends and increase in value of common stock subject to put/call rights	2,561	798	1,320	(2118)	2,561
Preferred stock dividends	7,243	—	—	—	7,243
Increase in value of common stock subject to put/call rights	538	—	—	—	538
Net (loss) income	$(5,220)	$798	$1,320	$(2,118)	$(5,220)

Cash Flow Data:
Six Months Ended June 30, 2005
Operating activities:
Net income	$6,354	$724	$1,327	$(2,051)	$6,354
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,532	108	317	—	2,957
Amortization of deferred financing costs	368	—	—	—	368
Amortization of carrying value in excess of principal	(88)	—	—	—	(88)
Valuation allowance related to long-term receivable	900	—	—	—	900
Changes in valuation allowance	136	2	9	—	147
Change in operating assets and liabilities	(5,665)	(33)	4,542	—	(1,156)
Net cash provided by operating activities	4,537	801	6,195	(2,051)	9,482
Investing activities:
Purchase of leaseholds and equipment	(403)	—	(5)	—	(408)
Contingent purchase payments	(171)	—	—	—	(171)
Net cash used in investing activities	(574)	—	(5)	—	(579)
Financing activities:
Repurchase of common stock	(4,299)	—	—	—	(4,299)
Proceeds from exercise of stock options	14	—	—	—	14
Payments on senior credit facility	(3,800)	—	—	—	(3,800)
Payments on long-term borrowings	(107)	—	(19)	—	(126)
Payments on joint venture borrowings	—	—	(301)	—	(301)

Payments on debt issuance costs	(118)	—	—	—	(118)
Payments on capital leases	(1,218)	—	(452)	—	(1,670)
Net cash used in financing activities	(9,528)	—	(772)	—	(10,300)
Effect of exchange rate changes on cash and cash equivalents	—	—	(245)	—	(245)
(Decrease) increase in cash and cash equivalents	(5,565)	801	5,173	(2,051)	(1,642)
Cash and cash equivalents at beginning of period	5,875	1,847	2,638	—	10,360
Cash and cash equivalents at end of period	$310	$2,648	$7,811	$(2,051)	$8,718

Six Months Ended June 30, 2004
Operating activities:
Net income:	$(5,220)	$798	$1,320	$(2,118)	$(5,220)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	2,727	106	336	—	3,169
Non-cash interest expense	279	—	—	—	279
Amortization of deferred financing costs	668	—	—	—	668
Amortization of carrying value in excess of principal	(1,224)	—	—	—	(1,224)
Preferred stock dividends	7,243	—	—	—	7,243
Increase in value of common stock subject to put/call rights	538	—	—	—	538
Non-cash stock option compensation expense	2,293	—	—	—	2,293
Write-off debt issuance costs	2,385	—	—	—	2,385
Write-off carrying value in excess of principal related to the 14% senior subordinated second lien notes	(8,207)	—	—	—	(8,207)
Change in valuation allowance	370	20	28	—	418
Change in operating assets and liabilities	(3,715)	(1,213)	(1,698)	—	(6,626)
Net cash provided by operating activities	(1,863)	(289)	(14)	(2,118)	(4,284)
Investing activities:
Purchase of leaseholds and equipment	(592)	—	—	—	(592)
Contingent purchase payments	(464)	—	—	—	(464)
Net cash used in investing activities	(1,056)	—	—	—	(1,056)
Financing activities:
Net proceeds from initial public offering	46,966	—	—	—	46,966
Repurchase of common stock subject to put/call rights	(6,250)	—	—	—	(6,250)
Proceeds from senior credit facility	24,950	—	—	—	24,950
Payments on long-term borrowings	(37)	—	(38)	—	(75)
Payments on joint venture borrowings	—	—	(270)	—	(270)
Payments on debt issuance costs	(1,253)	—	—	—	(1,253)
Repurchase of 14% senior subordinated second lien notes	(57,734)	—	—	—	(57,734)
Payments on capital leases	(1,081)	—	—	—	(1,081)
Net cash provided by (used in) financing activities	5,561	—	(308)	—	5,253
Effect of exchange rate changes on cash and cash equivalents	—	—	(126)	—	(126)
Increase (decrease) in cash and cash equivalents	2,642	(289)	(448)	(2,118)	(213)
Cash and cash equivalents at beginning of period	6,660	78	1,732	—	8,470
Cash and cash equivalents at end of period	$9,302	$(211)	$1,284	$(2,118)	$8,257

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

We operate our clients’ parking properties through two types of arrangements: management contracts and leases. Under a management contract, we typically receive a base monthly fee for managing the facility, and we may also receive an incentive fee based on the achievement of facility performance objectives. We also receive fees for ancillary services. Typically, all of the underlying revenues and expenses under a standard management contract flow through to our clients rather than to us. However, some management contracts, which are referred to as “reverse” management contracts, usually provide for larger management fees and require us to pay various costs. Under lease arrangements, we generally pay to the property owner either a fixed annual rent, a percentage of gross customer collections, or a combination thereof. We collect all revenues under lease arrangements and we are responsible for most operating expenses, but we are typically not responsible for major maintenance, capital expenditures or real estate taxes. Margins for lease contracts vary significantly, not only due to operating performance, but also due to variability of parking rates in different cities and varying space utilization by parking facility type and location. As of June 30, 2005, we operated 85% of our locations under management contracts and 15% under leases.

In evaluating our financial condition and operating performance, management’s primary focus is on our gross profit, total general and administrative expense and general and administrative expense as a percentage of our gross profit. Although the underlying economics to us of management contracts and leases are similar, the manner in which we are required to account for them differs. Revenue from leases includes all gross customer collections derived from our leased locations (net of parking tax), whereas revenue from management contracts only includes our contractually agreed upon management fees and amounts attributable to ancillary services. Gross customer collections at facilities under management contracts, therefore, are not included in our revenue. Accordingly, while a change in the proportion of our operating agreements that are structured as leases versus management contracts may cause significant fluctuations in reported revenue and cost of parking services, that change will not artificially affect our gross profit.  For example, as of June 30, 2005, 85% of our locations were operated under management contracts and 79% of our gross profit for the period ended June 30, 2005, was derived from management contracts. Only 37% of total revenue (excluding reimbursement of management contract expenses), however, was from management contracts because under those contracts the revenue collected from parking customers belongs to our clients. Therefore, gross profit and total general and administrative expense, rather than revenue, are management’s primary focus.

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

Summary of Operating Facilities

We focus our operations in core markets where a concentration of locations improves customer service levels and operating margins. The following table reflects our facilities operated at the end of the periods indicated:

	June 30, 2005	December 31, 2004	June 30, 2004

Managed facilities	1,615	1,593	1,599
Leased facilities	289	295	308

Total facilities	1,904	1,888	1,907

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

Management Fee

We were a party to a management agreement with AP Holdings, our former parent company, that provided for periodic payment of annual management fees of $3.0 million. We paid the management fees from 2002 through the second quarter of 2004. The fee was terminated upon the closing of the initial public offering in June 2004.

Valuation Allowance related to Long-term Receivables

Valuation allowance related to long-term receivables is recorded when there is uncertainty of collection or an extended length of time estimated for collection of long-term receivables.

General Business Trends

We believe that sophisticated commercial real estate developers and property managers and owners recognize the potential for parking and related services to be a profit generator rather than a cost center.  Often, the parking experience makes both the first and the last impressions on their properties’ tenants and visitors.  By outsourcing these services, they are able to capture additional profit by leveraging the unique operational skills and controls that an experienced parking management company can offer.  Our ability to consistently deliver a uniformly high level of parking and related services and maximize the profit to our clients improves our ability to win contracts and retain existing locations.  Our retention rate for the twelve month period ended June 30, 2005 was 88%, which also reflects our decision not to renew, or to terminate, unprofitable contracts.

We are also seeing an increase in our ability to leverage existing relationships to increase the scope of services provided, thereby increasing the profit per location.  For the period ended June 30, 2005 compared to the period ended June 30, 2004, we improved average gross profit per location by 9.0% from $8,454 to $9,216.

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

	2004 Quarters Ended				2005 Quarters Ended
	March 31	June 30	September 30	December 31	March 31	June 30
	Unaudited				Unaudited
	($ in thousands)
Excluding reimbursed expenses
Parking services revenue:
Lease contracts	$35,121	$37,120	$37,125	$39,386	$38,727	$39,140
Management contracts	20,873	21,575	20,089	21,175	21,817	23,315
Total revenue	55,994	58,695	57,214	60,561	60,544	62,455

Cost of parking services
Lease contracts	32,424	33,549	33,131	35,444	35,371	35,330
Management contracts	8,119	9,025	8,660	8,225	9,179	9,578
Total cost of parking services	40,543	42,574	41,791	43,669	44,550	44,908

Total gross profit	$15,451	$16,121	$15,423	$16,892	$15,994	$17,547

Results of Operations

Three Months ended June 30, 2005 Compared to Three Months ended June 30, 2004

Parking services revenue—lease contracts.  Lease contract revenue increased $2.0 million, or 5.4%, to $39.1 million in the second quarter of 2005, compared to $37.1 million in the second quarter of 2004. This increase resulted from an increase of $3.3 million attributable in revenues from new locations that was offset by reductions in revenue attributable to contract expirations of $3.3 million. We experienced an increase in same location revenue of $2.0 million, or 6.0%, for the quarter ended June 30, 2005, compared to the year-ago period.  This increase was due to increases in short-term parking revenue of $1.7 million, or 10.6%, and an increase in monthly parking revenue of $0.3 million, or 2.5%.

Parking services revenue—management contracts. Management contract revenue increased $1.7 million, or 8.1%, to $23.3 million in the second quarter of 2005 compared to $21.6 million in the second quarter of 2004.  This increase resulted from a net increase of $0.2 million attributable to $2.0 million in revenues from new locations that was partially offset by reductions in revenue attributable to contract expirations of $1.8 million.  We experienced an increase in same location revenue of $1.5 million, or 7.5%, for the quarter ended June 30, 2005, compared to the year-ago period.  This increase was primarily due to additional fees from reverse management locations and ancillary services.

Reimbursement of management contract expense.  Reimbursement of management contract expenses increased $2.7 million, or 3.3%, to $84.9 million for the quarter ended June 30, 2005, as compared to $82.2 million for the year-ago period.       This increase resulted from additional reimbursements for costs incurred on the behalf of owners.

Cost of parking services—lease contracts.  Cost of parking services for lease contracts increased $1.8 million, or 5.3%, to $35.3 million for the second quarter of 2005, compared to $33.5 million in the second quarter of 2004.  This increase resulted from an increase of $3.0 million in costs from new locations that was offset by reductions in costs attributable to contract expirations of $3.0 million.  We experienced an increase in same location costs of $1.8 million, or 5.5% for the quarter ended June 30, 2005, compared to the year-ago period. This increase was due to increases in rent expense of $0.9 million, or 4.6%, due to percentage rental payments from increased revenue, $0.5 million, or 8.6% for increases in payroll and related costs and $0.4 million or 10.3%, due to increases in other operating costs.

Cost of parking services—management contracts.  Cost of parking services for management contracts increased $0.6 million, or 6.1%, to $9.6 million for the second quarter of 2005, compared to $9.0 million in the second quarter of 2004.  This increase resulted from a net increase of $0.2 million attributable to $1.3 million in costs from new locations that was partially offset by reductions in costs attributable to contract expirations of $1.1 million.  We experienced an increase in same location costs of $0.6 million, or 4.4%, for the quarter ended June 30, 2005 compared to the year-ago period. This increase was due to increases attributable to our reverse management locations for payroll and payroll related expenses of $0.3 million, or 14.4%.

Reimbursed management contract expense. Reimbursed management contract expenses increased $2.7 million, or 3.3%, to $84.9 million for the quarter ended June 30, 2005, as compared to $82.2 million for the year-ago period.  This increase resulted from additional reimbursed costs incurred on the behalf of owners.

Gross profit—lease contracts. Gross profit for lease contracts increased $0.2 million, or 6.7%, to $3.8 million in the second quarter of 2005 as compared to $3.6 million in the second quarter of 2004.  Gross margin for lease contracts increased to 9.7% in the second quarter of 2005 as compared to 9.6% in the second quarter of 2004.  The margin increase was due to improved revenue performance on our same locations.

Gross profit—management contracts.  Gross profit for management contracts increased $1.2 million, or 9.4%, to $13.7 million in the second quarter of 2005 as compared to $12.5 million in the second quarter of 2004. Gross margin for management contracts increased to 58.9% in the second quarter of 2005 as compared to 58.2% in the second quarter of 2004. The margin increase was due to decreases in costs on our reverse management contracts.

General and administrative expenses.  General and administrative expenses increased $0.5 million, or 6.3%, to $9.2 million for the second quarter of 2005, compared to $8.7 million for the second quarter of 2004. This increase resulted primarily from increases in payroll and payroll related expenses of $0.5 million.

Management fee—parent company. We recorded no management fee in the second quarter of 2005. The fee was terminated upon the closing of the initial public offering in June 2004.  We recorded $0.8 million in management fee for the second quarter of 2004.

Valuation allowance related to long-term receivables.  We recorded no valuation allowance related to long term receivables for the second quarter of 2005, or in the second quarter of 2004.

Interest expense.  Interest expense decreased $1.7 million, or 40.9%, to $2.5 million for the second quarter of 2005, compared to $4.2 million for the second quarter of 2004.  The decrease resulted primarily from the redemption of the 14% Notes and refinancing our senior credit facility, in conjunction with our initial public offering in June 2004.

Income tax expense.  Income tax expense in the second quarter of 2005 and the second quarter of 2004 was $0.1 million. We have approximately $72.3 million of federal net operating loss (NOLs) carry forwards and $5.6 million of cumulative temporary differences which will provide future tax deductions.  Our tax expense reflects a provision for our Canadian subsidiary.

Six Months ended June 30, 2005 Compared to Six Months ended June 30, 2004

Parking services revenue—lease contracts.  Lease contract revenue increased $5.6 million, or 7.8%, to $77.9 million in the first six months of 2005, compared to $72.3 million in the first six months of 2004. This increase resulted from an increase of $7.9 million attributable in revenues from new locations that was offset by reductions in revenue attributable to contract expirations of $6.3 million. We experienced an increase in same location revenue of $4.0 million, or 6.3%, for the six months ended June 30, 2005, compared to the year-ago period.  This increase was due to increases in short-term parking revenue of $3.4 million, or 10.2%, and an increase in monthly parking revenue of $0.6 million, or 2.4%.

Parking services revenue—management contracts. Management contract revenue increased $2.7 million, or 6.3%, to $45.1 million in the first half of 2005 compared to $42.4 million in the first half of 2004.  This increase resulted from a net increase of $0.7 million attributable to $4.2 million in revenues from new locations that was partially offset by reductions in revenue attributable to contract expirations of $3.5 million.  We experienced an increase in same location revenue of $2.0 million, or 5.3%, for the first half ended June 30, 2005, compared to the year-ago period.  This increase was primarily due to additional fees from reverse management locations and ancillary services.

Reimbursement of management contract expense.  Reimbursement of management contract expenses decreased $2.5 million, or 1.5%, to $167.4 million for the first six months ended June 30, 2005, as compared to $169.9 million for the year-ago period.  This decrease resulted from reduced reimbursements for costs incurred on the behalf of owners.

Cost of parking services—lease contracts.  Cost of parking services for lease contracts increased $4.7 million, or 7.2%, to $70.7 million for the first six months of 2005, compared to $66.0 million in the first half of 2004.  This increase resulted from an increase of $7.5 million in costs from new locations that was offset by reductions in costs attributable to contract expirations of $5.7 million.  We experienced an increase in same location costs of $2.9 million, or 5.0% for the first half ended June 30, 2005, compared to the year-ago period. This increase was due to increases in rent expense of $1.7 million, or 4.0%, due to percentage rental payments from increased revenue, $0.5 million, or 7.5% for increases in payroll and related costs and $0.7 million or 11.0%, due to increases in other operating costs.

Cost of parking services—management contracts.  Cost of parking services for management contracts increased $1.6 million, or 9.4%, to $18.8 million for the first six months of 2005, compared to $17.2 million in the first six months of 2004.  This increase resulted from a net increase of $0.3 million attributable to $2.7 million in costs from new locations that was partially offset by reductions in costs attributable to contract expirations of $2.4 million.  We experienced an increase in same location costs of $1.3 million, or 9.5%, for the first six months ended June 30, 2005 compared to the year-ago period. This increase was due to increases attributable to our reverse management locations for payroll and payroll related expenses of $1.3 million, or 13.0%. In addition, favorable changes to loss reserves recognized in the first six months of 2004 of $0.8 million, did not re-occur in the first six months of 2005.

Reimbursed management contract expense. Reimbursed management contract expenses decreased $2.5 million, or 1.5%, to $167.4 million for the first six months ended June 30, 2005, as compared to $169.9 million for the year-ago period.  This decrease resulted from reduced reimbursed costs incurred on the behalf of owners.

Gross profit—lease contracts. Gross profit for lease contracts increased $0.9 million, or 14.3%, to $7.2 million in the first six months of 2005 as compared to $6.3 million in the first six months of 2004.  Gross margin for lease contracts increased to 9.2% in the first six months of 2005 as compared to 8.7% in the first six months of 2004.  The margin increase was due to improved revenue performance on our same locations.

Gross profit—management contracts.  Gross profit for management contracts increased $1.1 million, or 4.2%, to $26.4 million in the first six months of 2005 as compared to $25.3 million in the first six months of 2004. Gross margin for management contracts decreased to 58.4% in the first six months of 2005 as compared to 59.6% in the first six months of 2004. The margin decrease was due to increases in costs on our reverse management contracts and favorable changes to loss reserves in the first six months of 2004 of $0.8 million that did not re-occur in the first half of 2005.

General and administrative expenses.  General and administrative expenses increased $1.2 million, or 6.7%, to $18.3 million for the first six months of 2005, compared to $17.1 million for the first six months of 2004. This increase resulted primarily from increases in payroll and payroll related expenses.

Management fee—parent company. We recorded no management fee in the first six months of 2005. The fee was terminated upon the closing of the initial public offering in June 2004.  We recorded $1.5 million in management fee for the first six months of 2004.

Valuation allowance related to long-term receivables.  We recorded $0.9 million as a valuation allowance related to long term receivables for the first six months of 2005, compared to no allowance in the first six months of 2004.  The valuation allowance relates to a long-term receivable for a facility in Minnesota where a breakdown in negotiations to restructure the contract has occurred.  The allowance was recorded due to the uncertainty of future collections.

Interest expense.  Interest expense decreased $3.7 million, or 43.3%, to $4.8 million for the first six months of 2005, compared to $8.5 million for the first six months of 2004.  The decrease resulted primarily from the redemption of the 14% Notes and refinancing our senior credit facility, in conjunction with our initial public offering in June 2004.

Income tax expense.  Income tax expense decreased $0.2 million, or 60.7% in the first six months of 2005, compared to $0.3 million for the first six months of 2004. We have approximately $72.3 million of federal net operating loss (NOLs) carry forwards and $5.6 million of cumulative temporary differences which will provide future tax deductions.  Our tax expense reflects a provision for our Canadian subsidiary.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities totaled $9.5 million for the first six months of 2005.  Cash provided included $10.6 million from operations which was partially offset by a decrease in working capital of $1.2 million primarily due to a decrease in accounts payable of $0.8 million and the payment of $1.7 million of health insurance claims related to our partially self-insured plans, which was partially offset by increases in other liabilities of $0.4 million. Beginning January 1, 2005 we entered into a premium based plan for medical expenses.

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

Net Cash Used in Investing Activities

Net cash used in investing activities totaled $0.6 million in the first six months of 2005. Cash used in investing for 2005 included capital expenditures of $0.4 million for capital investments needed to secure and/or extend leased facilities, investment in information system enhancements and infrastructure and $0.2 million for contingent payments on previously acquired contracts.

Net cash used in investing activities totaled $1.1 million in the first six months of 2004. Cash used in investing for 2004 included capital expenditures of $0.6 million for capital investments needed to secure and/or extend leased facilities, investment in information system enhancements and infrastructure and $0.5 million for contingent payments on previously acquired contracts.

Net Cash Used in Financing Activities

Net cash used in financing activities totaled $10.3 million in the first six months of 2005. The 2005 activity included $4.3 million to repurchase our common stock, $3.8 million in payments on the senior credit facility, $1.7 million for payments on capital leases and $0.5 million for cash used on joint venture, debt issuance costs and other long-term borrowings.

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

Cash and Cash Equivalents

We had cash and cash equivalents of $8.7 million at June 30, 2005, compared to $10.4 million at December 31, 2004.

Outstanding Indebtedness

On June 30, 2005, we had total indebtedness of approximately $105.1 million, a reduction of $4.6 million from December 31, 2004. The $105.1 million includes:

•              $46.2 million under our senior credit facility;

•              $49.5 million of 9 1/4% Notes, including $0.6 million in carrying value in excess of principal, which are due in March 2008; and

•              $9.4 million of other debt including joint venture debentures, capital lease obligations and obligations on seller notes and other indebtedness.

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

Senior Credit Facility

We entered into a new credit agreement as of June 2, 2004 with LaSalle Bank National Association, as agent and Wells Fargo Bank, N.A., as syndication agent.  LaSalle and Wells Fargo have subsequently assigned a portion of their loans and rights as lender to FifthThird Bank Chicago and U.S. Bank National Association.

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

At June 30, 2005, we were in compliance with all of our covenants.

On March 14, 2005 we entered into a second amendment to our Credit Agreement, which permitted us to repurchase shares of our common stock during 2005, on the open market or through private repurchases, for a value not to exceed $6.0 million, provided that we meet certain financial tests.

On March 16, 2005 we entered into a third amendment to our Credit Agreement, pursuant to which the interest pricing of our LIBOR Margin, Base Rate Margin and our Letter of Credit Fee Rate has been reduced by 25 basis points across the entire interest rate pricing grid.

At June 30, 2005, we had $27.5 million letters of credit outstanding under the senior credit facility, borrowings against the senior credit facility aggregated $46.2 million and we had $16.3 million available under the senior credit facility.

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

During the second quarter we repurchased 43,786 shares at an average price of $16.88 per share on the open market.  Our majority shareholder sold to us 32,956 shares in the second quarter at an average price of $16.93 and 12,278 shares on July 5, 2005 at an average price of $16.63.  The total value of the second quarter transactions was $1.3 million.  The total value of the July transaction was $0.2 million.

Letters of Credit

We are required under certain contracts to provide performance bonds. These bonds are typically renewed on an annual basis. As of June 30, 2005, we provided $1.6 million in letters of credit to collateralize our performance bond program.

During the period ended June 2005, we provided letters of credit totaling $6.2 million to our casualty insurance carrier to collateralize our casualty insurance program.

Deficiency Payments

Pursuant to our obligations with respect to the parking garage operations at Bradley International Airport, we are required to make certain payments for the benefit of the State of Connecticut and for holders of special facility revenue bonds. The deficiency payments represent contingent interest bearing advances to the trustee to cover operating cash flow requirements.  The payments, if any, are recorded as a receivable by us for which we are reimbursed from time to time as provided in the trust agreement.  As of June 30, 2005 we have advanced to the trustee $6.4 million, net of reimbursements.  We believe these advances to be fully recoverable and therefore have not recorded a valuation allowance for them.  We do not guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.

We received repayments (net of deficiency payments) of $0.1 million in the first six months of 2005 compared to making deficiency payments of $1.4 million in the first six months of 2004.

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

Our average investment in working capital depends on our contract mix. For example, an increase in contracts that require all cash deposited in our bank accounts reduces our investment in working capital and improves our liquidity. During the first six months of 2005 and the first six months of 2004, there were no material changes in these types of contracts. In addition, our clients may accelerate monthly distributions to them and have an estimated distribution occur in the current month. During the first six months of 2005 and the first six months of 2004, there were no material changes in the timing of current month distributions.

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

Foreign Currency Risk

Our exposure to foreign exchange risk is minimal. All foreign investments are denominated in U.S. dollars, with the exception of Canada. We had approximately $3.7 million and $0.3 million of Canadian dollar denominated cash and debt instruments, respectively, at June 30, 2005. We do not hold any hedging instruments related to foreign currency transactions. We monitor foreign currency positions and may enter into certain hedging instruments in the future should we determine that exposure to foreign exchange risk has increased.

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

PART II. OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

 Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains detail related to the repurchase of common stock based on the date of trade during the quarter ended June 30, 2005.

Quarter Ended June 30, 2005	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
				($ in thousands)
From April 1 to April 30
From May 1 to May 31
From June 1 to June 30	76,742	16.90	76,742	$1,706

Total for the quarter ended June 30	76,742	16.90	76,742	$1,706

During the second quarter we repurchased 43,786 shares at an average price of $16.88 per share on the open market. Our majority shareholder sold to us 32,956 shares in the second quarter at an average price of $16.93.  The total value of the second quarter transactions was $1.3 million.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)  The annual meeting of stockholders of Standard Parking Corporation was held on April 27, 2005.

(b)  All director nominees were elected.

(c)  Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

Proposals and Vote Tabulations

	Votes Cast			Broker
	For	Against	Abstain	Non-votes
Management Proposals

Ratification of selection of independent auditors for 2005	9,639,344	19,910	25	-0-

Election of Directors

Director	Votes Received	Votes Withheld

Charles L. Biggs	9,637,167	22,112
Karen M. Garrison	9,399,352	259,927
John V. Holten	6,883,647	2,775,632
Gunnar E. Klintberg	6,896,250	2,763,029
Leif F. Onarheim	9,398,952	260,327
A. Petter Ostberg	6,797,139	2,862,140
Robert S. Roath	9,649,469	9,810
James A. Wilhelm	6,896,249	2,763,030

Item 6. Exhibits

Exhibit Number	Description

31.1	Section 302 Certification dated August 12, 2005 for James A. Wilhelm, Chief Executive Officer and President
31.2	Section 302 Certification dated August 12, 2005 for G. Marc Baumann, Executive Vice President, Chief Financial Officer and Treasurer
31.3	Section 302 Certification dated August 12, 2005 for Daniel R. Meyer, Senior Vice President, Corporate Controller and Assistant Treasurer
32.1	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD PARKING CORPORATION

Dated: August 12, 2005	By:	/s/ DANIEL R. MEYER
Daniel R. Meyer Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer and Duly Authorized Officer)

Dated: August 12, 2005	By:	/s/ G. MARC BAUMANN
G. Marc Baumann Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Section 302 Certification dated August 12, 2005 for James A. Wilhelm, Chief Executive Officer and President
31.2	Section 302 Certification dated August 12, 2005 for G. Marc Baumann, Executive Vice President, Chief Financial Officer and Treasurer
31.3	Section 302 Certification dated August 12, 2005 for Daniel R. Meyer, Senior Vice President, Corporate Controller and Assistant Treasurer
32.1	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002