Form 10-Q
period 2005-09-30
STANDARD PARKING CORP
filed 2005-11-14
CIK 1059262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

As of November 11, 2005, there were  10,126,482 shares of common stock of the registrant outstanding.

STANDARD PARKING CORPORATION

FORM 10-Q INDEX

Part I. Financial Information
Item 1.	Financial Statements:
Condensed Consolidated Balance Sheets as of September 30, 2005 (Unaudited) and December 31, 2004
Condensed Consolidated Statements of Operations (Unaudited) for the three months ended September 30, 2005 and September 30, 2004 and the nine months ended September 30, 2005 and September 30, 2004
Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2005 and September 30, 2004
Notes to Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures
Part II. Other Information
Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 6.	Exhibits
Signatures
Index to Exhibits

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share data)

	September 30, 2005	December 31, 2004
	(Unaudited)	(see Note)
ASSETS
Current assets:
Cash and cash equivalents	$13,550	$10,360
Notes and accounts receivable, net	37,214	34,608
Prepaid expenses and supplies	2,965	2,330
Deferred income taxes	5,571	—
Total current assets	59,300	47,298

Leaseholds and equipment, net	16,652	16,481
Long-term receivables, net	5,953	7,317
Advances and deposits	1,507	1,816
Goodwill	118,716	118,342
Intangible and other assets, net	3,375	3,848

Total assets	$205,503	$195,102

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,170	$26,107
Accrued and other current liabilities	25,132	25,794
Current portion of long-term borrowings	3,375	3,512
Total current liabilities	57,677	55,413

Long-term borrowings, excluding current portion	99,733	106,238
Deferred income taxes	4,656	—
Other long-term liabilities	23,115	18,111
Convertible redeemable preferred stock, series D	1	1

Common stockholders’ equity:
Common stock, par value $.001 per share; 12,100,000 shares authorized; 10,126,482 shares issued and outstanding	10	10
Additional paid-in capital	189,075	193,565
Accumulated other comprehensive income	452	116
Accumulated deficit	(167,757)	(178,352)
Treasury stock, at cost, 80,377 shares	(1,459)	—
Total common stockholders’ equity	20,321	15,339

Total liabilities and common stockholders’ equity	$205,503	$195,102

Note:      The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See Notes to Condensed Consolidated Financial Statements.

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for share and per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Parking services revenue:
Lease contracts	$38,659	$37,125	$116,526	$109,366
Management contracts	24,347	20,089	69,479	62,537
	63,006	57,214	186,005	171,903
Reimbursement of management contract expense	85,253	76,597	252,688	246,525
Total revenue	148,259	133,811	438,693	418,428

Cost of parking services:
Lease contracts	35,546	33,131	106,247	99,103
Management contracts	10,034	8,660	28,791	25,805
	45,580	41,791	135,038	124,908
Reimbursed management contract expense	85,253	76,597	252,688	246,525
Total cost of parking services	130,833	118,388	387,726	371,433

Gross profit:
Lease contracts	3,113	3,994	10,279	10,263
Management contracts	14,313	11,429	40,688	36,732
Total gross profit	17,426	15,423	50,967	46,995

General and administrative expenses	9,937	7,848	28,241	24,997
Depreciation and amortization	1,814	1,554	4,771	4,724
Management fee-parent company	—	—	—	1,500
Valuation allowance related to long-term receivables	—	—	900	—
Non-cash stock option compensation expense (1)	—	—	—	2,293

Operating income	5,675	6,021	17,055	13,481
Other expenses (income):
Interest expense	2,234	2,414	7,081	10,956
Interest income	(63)	(78)	(217)	(420)
Net gain from extinguishment of debt	—	27	—	(3,833)
	2,171	2,363	6,864	6,703
Income before minority interest and income taxes	3,504	3,658	10,191	6,778

Minority interest	62	54	270	296
Income tax expense	(799)	19	(674)	336

Net income before preferred stock dividends and increase in value of common stock subject to put/call rights	4,241	3,585	10,595	6,146

Preferred stock dividends	—	—	—	7,243

Increase in value of common stock subject to put/call rights	—	—	—	538
Net income (loss)	$4,241	$3,585	$10,595	$(1,635)

Common Stock Data:
Net income (loss) per common share:
Basic	$.42	$.34	$1.03	$(.36)
Diluted	$.40	$.33	$1.00	$(.36)
Weighted average common shares outstanding:
Basic	10,191,044	10,464,888	10,312,219	4,564,902
Diluted	10,496,786	10,708,537	10,597,100	4,564,902

(1) Non-cash stock option expense of $2,293 relates entirely to General and administrative expenses

See Notes to Condensed Consolidated Financial Statements.

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except for share and per share data, unaudited)

	Nine Months Ended
	September 30, 2005	September 30, 2004

Operating activities:
Net income (loss)	$10,595	$(1,635)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Preferred stock dividends	—	7,243
Increase in value of common stock subject to put/call rights	—	538
Depreciation and amortization	4,771	4,724
Non-cash interest expense	—	279
Amortization of debt issuance costs	567	836
Amortization of carrying value in excess of principal	(124)	(1,256)
Non-cash stock compensation expense	—	2,407
Provision for losses on accounts receivable	262	752
Valuation allowance related to long-term receivables	900	—
Write-off of debt issuance costs	—	2,385
Write-off of carrying value in excess of principal related to the 14% senior subordinated second lien notes	—	(8,207)
Deferred income taxes	(915)	—
Change in operating assets and liabilities	4,534	(9,070)
Net cash provided by (used in) operating activities	20,590	(1,004)

Investing activities:
Purchase of leaseholds and equipment	(3,286)	(908)
Contingent purchase payments	(242)	(557)
Net cash used in investing activities	(3,528)	(1,465)

Financing activities:
Net proceeds from initial public offering	—	46,715
Repurchase of common stock subject to put/call rights	—	(6,250)
Repurchase of common stock	(5,963)	—
Proceeds from exercise of stock options	14	—
Proceeds from (payments on) senior credit facility	(5,000)	22,350
Payments on long-term borrowings	(203)	(96)
Payments on joint venture borrowings	(457)	(410)
Payments of debt issuance costs	(118)	(1,402)
Payments on capital leases	(2,339)	(1,714)
Repurchase of 14% senior subordinated second lien notes	—	(57,734)
Net cash (used in) provided by financing activities	(14,066)	1,459

Effect of exchange rate changes on cash and cash equivalents	194	18

Increase (decrease) in cash and cash equivalents	3,190	(992)
Cash and cash equivalents at beginning of period	10,360	8,470

Cash and cash equivalents at end of period	$13,550	$7,478
Supplemental disclosures:
Cash paid during the period for:
Interest	$7,748	$13,772
Income taxes	362	191
Supplemental disclosures of non-cash activity:
Debt issued for capital lease obligation	$1,647	$2,453
Issuance of 14% senior subordinated second lien notes	—	375

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

In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the financial position and results of operations have been included. Operating results for the three-month and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that might be expected for any other interim period or the fiscal year ending December 31, 2005. The financial statements presented in this report should be read in conjunction with the consolidated financial statements and footnotes thereto included in our 2004 Annual Report on Form 10-K filed March 18, 2005.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and joint ventures in which the Company has more than 50% ownership interest. Minority interest recorded in the consolidated statement of operations is the joint venture partner’s non-controlling interest in consolidated joint ventures. We have interests in 16 joint ventures, each of which operates between one and three parking facilities.  Of the 16 joint ventures, nine are majority owned by us and are consolidated into our financial statements, and seven are single purpose entities where we have a 50% interest or a minority interest.  Investments in joint ventures where the Company has a 50% or less non-controlling ownership interest are reported on the equity method.  All significant intercompany profits, transactions and balances have been eliminated in consolidation.

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

Stock-Based Compensation

We are required under Statement of Financial Accounting Standards (“SFAS”) No. 123, to disclose pro forma information regarding option grants made to our employees based on specific valuation techniques that produce estimated compensation charges. The pro forma information is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	(in thousands except for per share data)
Net income (loss)-as reported	$4,241	$3,585	$10,595	$(1,635)
Add: Non-cash stock option compensation expense included in the reported net income, net of related tax effects	—	—	—	2,293
Deduct: Stock-based employee compensation expense using the fair value method net of related tax effects	(83)	(81)	(251)	(2,401)
Pro-forma net income (loss)	$4,158	$3,504	$10,344	$(1,527)

Basic net income per common share- as reported	$.42	$.34	$1.03	$(.36)
Basic pro-forma net income per common share	$.41	$.33	$1.00	$(.36)
Diluted net income per common share- as reported	$.40	$.33	$1.00	$(.38)
Diluted pro-forma net income per common share	$.40	$.33	$.98	$(.38)

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

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	(in thousands except for share and per share data)
Numerator:
Net income (loss)	$4,241	$3,585	$10,595	$(1,635)
Denominator:
Denominator for basic net income per common share:
Weighted average basic shares outstanding	10,191,044	10,464,888	10,312,219	4,564,902
Weighted average of diluted shares outstanding	10,496,786	10,708,537	10,597,100	4,564,902

Basic net income per common share	$.42	$.34	$1.03	$(.36)
Diluted net income per common share	$.40	$.33	$1.00	$(.36)

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

4.              Goodwill and Intangible Assets

As of September 30, 2005 and December 31, 2004, our definite lived intangible assets, which consist principally of non-compete agreements, amounted to $2 and $56, respectively, net of accumulated amortization of $715 and $729, respectively.   Amortization expense for intangible assets during the nine months ended September 30, 2005 was $54.  Estimated amortization expense for the remainder of 2005 is $2.

The change in the carrying amount of goodwill is summarized as follows (in thousands):

Beginning balance at December 31, 2004	$118,342
Effect of foreign currency translation	131
Contingent payments related to prior acquisitions	242
Ending balance at September 30, 2005	$118,715

5.              Long-term Receivables

Long-term receivables, net, consist of the following:

	Amount Outstanding
	September 30, 2005	December 31, 2004
	(in thousands)
Bradley International Airport
Deficiency payments	$5,946	$6,473
Other Bradley related, net	2,491	2,491
Valuation allowance	(2,484)	(2,484)
Net amount related to Bradley	5,953	6,480
Other long-term receivables, net	-0-	837
Total long-term receivables, net	$5,953	$7,317

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

To the extent that monthly gross receipts are not sufficient for the trustee to make the required payments we are obligated, pursuant to our guaranty agreement, to deliver the deficiency amount to the trustee within three business days of notice. We are responsible for these deficiency payments regardless of the amount of utilization for the Bradley parking facilities. We received net repayments of $0.5 million in the nine month period ended September 30, 2005 compared to making deficiency payments of $1.8 million in the nine month period ended September 30, 2004.

The deficiency payments represent contingent interest bearing advances to the trustee to cover operating cash flow requirements.  The payments, if any, are recorded as a receivable by us for which we are reimbursed from time to time as provided in the trust agreement.  As of September 30, 2005, we have advanced to the trustee $5.9 million, net of reimbursements.  We believe these advances to be fully recoverable and therefore have not recorded a valuation allowance for them.  We do not guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.

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

6.              Borrowing Arrangements

Long-term borrowings, in order of preference, consist of:

	Interest Rate(s)	Due Date	Amount Outstanding
			September 30, 2005	December 31, 2004
			(in thousands)

Senior Credit Facility	Various	June 2007	$45,000	$50,000
Senior Subordinated Notes	9 ¼%	March 2008	48,877	48,877
Carrying value in excess of principal	Various	Various	516	640
Joint venture debentures	11.00-15.00%	Various	850	1,308
Capital lease obligations	Various	Various	5,659	6,859
Obligations on Seller notes and other	Various	Various	2,206	2,066
			103,108	109,750
Less current portion			3,375	3,512
			$99,733	$106,238

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

A roll-forward schedule of the 9 1/4% Notes and carrying value in excess of principal is as follows:

	9 1/4% Notes	Carrying value in excess of principal
	(in thousands)

Balance at December 31, 2004	$48,877	$640
Amortization of carrying value	—	(124)
Balance at September 30, 2005	$48,877	$516

We entered into a senior credit agreement as of June 2, 2004 with LaSalle Bank National Association, as agent and Wells Fargo Bank, N.A., as syndication agent.  LaSalle and Wells Fargo have subsequently assigned a portion of their loans and rights as lender to Fifth Third Bank Chicago and U.S. Bank National Association.

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

The senior credit facility includes the following covenants; fixed charge ratio, senior debt to EBITDA ratio, total debt to EBITDA ratio and a limit on net annual capital expenditures, and limit on our ability to incur additional indebtedness, issue preferred stock or pay dividends and contain certain other restrictions on our activities.  We are required to repay borrowings under the senior credit facility out of the proceeds of future issuances of debt or equity securities and asset sales, subject to certain exceptions. The senior credit facility is secured by a first lien on substantially all of our assets and any subsequently acquired assets (including a pledge of 100% of the stock of our existing and future domestic guarantor subsidiaries and 65% of the stock of our existing and future foreign subsidiaries).  At September 30, 2005 we were in compliance with all of the covenants.

On March 14, 2005 we entered into a second amendment to our Credit Agreement, which permitted us to repurchase shares of our common stock during 2005, on the open market or through private repurchases, for a value not to exceed $6.0 million, provided that we meet certain financial tests.

On March 16, 2005, we entered into a third amendment to our Credit Agreement, pursuant to which the interest pricing of our LIBOR Margin, Base Rate Margin and our Letter of Credit Fee Rate has been reduced by 25 basis points across the entire interest rate pricing grid.

At September 30, 2005, we had $26.5 million of letters of credit outstanding under the senior credit facility, borrowings against the senior credit facility aggregated $45.0 million, and we had $18.5 million available under the senior credit facility.

Consolidated joint ventures have entered into four agreements for stand-alone development projects providing non-recourse funding. These joint venture debentures are collateralized by the specific contracts that were funded and approximate the net book value of the related assets.

We have entered into various financing agreements, which were used for the purchase of equipment.

7.              Stock Repurchase

On March 4, 2005, the Board of Directors authorized us to repurchase shares of our common stock for a value not to exceed $6.0 million.  We  repurchased certain shares in open market transactions from time to time, and our majority shareholder agreed in each case to sell shares equal to its pro-rata ownership at the same price paid by us in each open market purchase.  On March 15, 2005, we repurchased 93,170 shares at $15.60 per share on the open market.  Our majority shareholder sold to us 99,136 shares at $15.60 per share.  The total value of the transaction was approximately $3.0 million.

During the second quarter we repurchased 43,786 shares at an average price of $16.88 per share on the open market.  Our majority shareholder sold to us 32,956 shares in the second quarter at an average price of $16.93. The total value of the second quarter transactions was $1.3 million.

During the third quarter we repurchased 39,735 shares at an average price of $18.17 per share on the open market.  Our majority shareholder sold to us 52,921 shares in the third quarter at an average price of $17.79.  The total value of the third quarter transactions was $1.7 million.  The third quarter purchases completed the repurchase program authorized by the Board of Directors on March 4, 2005.

8.              Domestic and Foreign Operations

Our business activities consist of domestic and foreign operations.  Foreign operations are conducted in Canada.  Revenue attributable to foreign operations were less than 10% of consolidated revenues for each of the periods ended September 30, 2005 and September 30, 2004.

A summary of information about our foreign and domestic operations is as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Total revenues, excluding reimbursement of management contract expenses:
Domestic	$62,256	$56,716	$183,958	$170,569
Foreign	750	498	2,047	1,334
Consolidated	$63,006	$57,214	$186,005	$171,903

Operating income:
Domestic	$5,329	$5,862	$16,180	$12,494
Foreign	346	159	875	987
Consolidated	5,675	$6,021	$17,055	$13,481

Net income (loss) before minority interest and income taxes:
Domestic	$3,120	$3,516	$9,278	$5,787
Foreign	384	142	913	991
Consolidated	$3,504	$3,658	$10,191	$6,778

	September 30, 2005	December 31, 2004
Identifiable assets:
Domestic	$195,940	$185,095
Foreign	9,563	10,007
Consolidated	$205,503	$195,102

9.              Comprehensive Income

Comprehensive income consists of the following components:

	For the three months ended		For the nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net income (loss)	$4,241	$3,585	$10,595	$(1,635)
Revaluation of interest rate cap	25	—	165	—
Effect of foreign currency translation	158	144	287	(215)
Comprehensive income (loss)	$4,424	$3,729	$11,047	$(1,850)

10.       Income Taxes

Income Taxes:

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	September 30, 2005	December 31, 2004
	(in thousands)
Deferred tax assets:
Net operating loss carry-forwards	$25,727	$28,189
Accrued expenses	7,800	7,752
Carrying value in excess of principal	201	250
Accrued compensation	4,120	4,697
Carry forwards	894	712
Book over tax depreciation and amortization	421	(376)
Other	338	379
Gross deferred tax asset	39,501	41,603
Less: valuation allowance	(26,418)	(30,938)
Total deferred tax asset	13,083	10,665

Deferred tax liabilities:
Tax over book goodwill amortization	(12,168)	(10,665)
Total deferred tax liabilities	(12,168)	(10,665)
Net deferred tax asset	$915	$—

SFAS No. 109 “Accounting for Income Taxes” requires that we assess the realizability of our deferred tax assets at each reporting period.

During the quarter ended September 30, 2005, after examining a number of factors including projected future taxable income over a two year look forward period and  the effects of the Section 382 limitation on our net operating carry-forwards,  we determined that it was more likely than not that we would realize a portion of our deferred tax assets.

As a result of this analysis, we recognized a $915 net credit to income tax expense for the reduction in our valuation allowance during the quarter ended September 30, 2005. Although realization is not assured, management believes it is more likely than not that the $13,083 recorded deferred tax asset will be realized. Such estimates are reevaluated on a quarterly basis with the adjustment to the allowance recorded as an adjustment to the income tax expense generated by the quarterly operating results.

11.  Legal Proceedings

Thomas J. Moriarty, Trustee on behalf of Teamsters Local Union No. 727 Pension Fund, Teamsters Local Union No. 727 Health and Welfare Fund and Teamsters Local Union No. 727 Legal and Educational Assistance Fund, Plaintiff, v. Standard Parking Corporation ILand Standard parking Corporation, Defendants, Case No. 03C 9403, United States District Court, Northern District of Illinois, Eastern Division.

This matter was filed on December 30, 2003 by Thomas J. Moriarty, trustee, on behalf of the Teamsters Local 727 Pension, Health and Welfare, and Legal and Educational Assistance Funds.  The action was brought under the Labor Management Relations Act (LMRA) and the Employee Retirement Income Security Act of 1974 (ERISA); The lawsuit seeks to recover alleged unpaid contributions to the Teamsters Local 727 benefit funds that plaintiff claims are owed under the collective bargaining agreements in effect for the period January 1, 2000 through December 31, 2002. Plaintiff seeks to recover (1) unpaid contributions; (2) interest on the alleged delinquencies; (3) liquidated damages of 20% of the unpaid contributions, or the interest relating to these contributions (“double interest”); and 4) attorneys fees and audit costs. There have been no significant procedural events in the litigation.

The plaintiff’s final version of the underlying audit was not issued until August 4, 2005. The amount claimed on the audit (including interest, liquidated damages and auditors fees), is approximately $1.64 million.  The Company disputes the plaintiff’s audit findings.

Limited discovery from the plaintiff’s auditing firm has been conducted  since August 2005. The parties are continuing to review  the audit prior to undertaking additional formal discovery. No significant court deadlines exist at the present time.  Substantial formal discovery is expected to begin in early 2006 if the parties are unable to resolve the disputed amounts in the audit report.

We have not recorded an additional accrual for potential liabilities arising from this audit as we have disputed the findings, we have not reviewed the claim and we do not believe the amount is estimable at this time.

12.       Subsidiary Guarantors

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

	Standard Parking Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Balance Sheet Data:
September 30, 2005
Current assets:
Cash and cash equivalents	$9,426	$(93)	$4,217	$—	$13,550
Notes and accounts receivable, net	9,065	16,663	11,476	10	37,214
Prepaid expenses and supplies	2,931	—	34	—	2,965
Deferred income taxes	5,571	—	—	—	5,571
Total current assets	26,993	16,570	15,727	10	59,300
Leaseholds and equipment, net	13,852	1,709	1,091	—	16,652
Long term receivables, net	5,953	—	—	—	5,953
Advances and deposits	1,345	—	162	—	1,507
Goodwill	110,879	3,585	4,252	—	118,716
Intangible and other	3,040	—	335	—	3,375
Investment in subsidiaries	10,527	—	—	(10,527)	—
Total assets	$172,598	$21,864	$21,567	$(10,517)	$205,503
Current liabilities:
Accounts payable	$26,495	$152	$2,523	$—	$29,170
Accrued and other current liabilities	20,574	2,760	1,798	—	25,132
Current portion of long-term borrowings	2,676	—	699	—	3,375
Total current liabilities	49,745	2,912	5,020	—	57,677
Long-term borrowings, excluding current portion	99,159	3	571	—	99,733
Deferred income taxes	4,656	—	—	—	4,656
Other long-term liabilities	22,315	—	800	—	23,115
Convertible redeemable preferred stock, series D	1	—	—	—	1
Common stockholders’ equity:
Common stock, par value $.001 per share; 12,100,000 shares authorized; 10,126,482 shares issued and outstanding	10	—	—	—	10

Additional paid-in capital	189,071	2	2	—	189,075
Accumulated other comprehensive income	165	—	287	—	452
Accumulated (deficit) equity	(167,466)	3,763	6,473	(10,527)	(167,466)
Treasury stock, at cost, 80,377 shares	(1,459)	—	—	—	(1,459)
Total common stockholders’ equity	20,321	3,765	6,762	(10,527)	20,321
Total liabilities and common stockholders’ equity	$196,197	$6,680	$13,153	$(10,527)	$205,503
December 31, 2004
Current assets:
Cash and cash equivalents	$8,262	$—	$2,098	$—	$10,360
Notes and accounts receivable, net	27,841	590	6,177	—	34,608
Prepaid expenses and supplies	2,290	29	11	—	2,330
Total current assets	38,393	619	8,286	—	47,298
Leaseholds and equipment, net	14,900	263	1,318	—	16,481
Long term receivables, net	7,317	—	—	—	7,317
Advances and deposits	1,590	—	226	—	1,816
Goodwill	110,637	3,585	4,120	—	118,342
Intangible and other	3,509	48	290	—	3,848
Investment in subsidiaries	11,319	—	—	(11,319)	—
Total assets	$187,665	$4,515	$14,241	$(11,319)	$195,102
Current Liabilities:
Accounts payable	$24,306	$215	$1,586	$—	$26,107
Accrued and other current liabilities	22,826	1,011	1,957	—	25,794
Current portion of long-term borrowings	2,708	—	804	—	3,512
Total current liabilities	49,840	1,226	4,347	—	55,413
Long-term borrowings, excluding current portion	105,153	10	1,075	—	106,238
Other long-term liabilities	17,332	—	779	—	18,111
Convertible redeemable preferred stock, series D	1	—	—	—	1
Common stockholders’ equity:
Common stock, par value $.001 per share; 12,100,000 shares authorized; 10,487,003 shares issued and outstanding	10	—	—	—	10

Additional paid-in-capital	193,562	2	1	—	193,565
Accumulated other comprehensive income	—	—	116	—	116
Accumulated (deficit) equity	(178,233)	3,277	7,923	(11,319)	(178,352)
Total common stockholders’ equity	15,339	3,279	8,040	(11,319)	15,339
Total liabilities and common stockholders’ equity	$187,665	$4,515	$14,241	$(11,319)	$195,102

Nine Months Ended September 30, 2005
Parking services revenue:
Lease contracts	$91,911	$15,749	$8,866	$—	$116,526
Management contracts	64,716	94	4,669	—	69,479
	156,627	15,843	13,535	—	186,005
Reimbursement of management contract expense	252,688	—	—	—	252,688
Total revenue	409,315	15,843	13,535	—	438,693
Cost of parking services:
Lease contracts	84,021	14,512	7,714	—	106,247
Management contracts	26,381	44	2,366	—	28,791
	110,402	14,556	10,080	—	135,038
Reimbursed management contract expense	252,688	—	—	—	252,688
Total cost of parking services	363,090	14,556	10,080	—	387,726
Gross profit:
Lease contracts	7,890	1,237	1,152	—	10,279
Management contracts	38,335	50	2,303	—	40,688
Total gross profit	46,225	1,287	3,455	—	50,967

General and administrative expenses	27,366	—	875	—	28,241
Depreciation and amortization	4,125	179	467	—	4,771
Valuation allowance related to long-term receivables	900	—	—	—	900
Operating income	13,834	1,108	2,113	—	17,055
Other expenses (income):
Interest expense	6,977	—	104	—	7,081
Interest income	(171)	—	(46)	—	(217)
	6,806	—	58	—	6,864

Income before minority interest and income taxes	7,028	1,108	2,055	—	10,191
Minority interest	99	—	171	—	270
Income tax expense	(826)	—	152	—	(674)
Equity in earnings of subsidiaries	2,840	—	—	—	2,840
Net income before preferred stock dividends and increase in value of common stock subject to put/call rights	10,595	1,108	1,732	(2,840)	10,595
Preferred stock dividends	—	—	—	—	—
Increase in value of common stock subject to put/call rights	—	—	—	—	—
Net income	$10,595	$1,108	$1,732	$(2,840)	$10,595
Income Statement Data:
Nine Months Ended September 30, 2004
Parking services revenue:
Lease contracts	$84,415	$16,440	$8,511	$—	$109,366
Management contracts	59,135	123	3,279	—	62,537
	143,550	16,563	11,790	—	171,903
Reimbursed management contract expense	246,525	—	—	—	246,525
Total revenue	390,075	16,563	11,790	—	418,428
Cost of parking services:
Lease contracts	76,647	15,099	7,357	—	99,103
Management contracts	24,586	53	1,166	—	25,805
	101,233	15,152	8,523	—	124,908
Reimbursed management contract expense	246,525	—	—	—	246,525
Total cost of parking services	347,758	15,152	8,523	—	371,433
Gross profit:
Lease contracts	7,768	1,341	1,154	—	10,263
Management contracts	34,549	70	2,113	—	36,732
Total gross profit	42,317	1,411	3,267	—	46,995

General and administrative expenses	24,370	—	627	—	24,997
Depreciation and amortization	4,078	161	485	—	4,724
Management fee-parent company	1,500	—	—	—	1,500

Non-cash stock option compensation expense	2,293	—	—	—	2,293
Operating income	10,076	1,250	2,155	—	13,481
Other expenses (income):
Interest expense	10,802	—	154	—	10,956
Interest income	(357)	—	(63)	—	(420)
Gain on extinguishment of debt	(3,833)	—	—	—	(3,833)
	6,612	—	91	—	6,703
Income before minority interest and income taxes	3,464	1,250	2,064	—	6,778
Minority interest	129	—	167	—	296
Income tax expense	120	—	216	—	336
Equity in earnings of subsidiaries	2,931	—	—	(2,931)	—
Net income before preferred stock dividends and increase in value of common stock subject to put/call rights	6,146	1,250	1,681	(2,931)	6,146
Preferred stock dividends	7,243	—	—	—	7,243
Increase in value of common stock subject to put/call rights	538	—	—	—	538
Net (loss) income	$(1,635)	$1,250	$1,681	$(2,931)	$(1,635)

Cash Flow Data:
Nine Months Ended September 30, 2005
Operating activities:
Net income	$10,595	$1,108	$1,732	$(2,840)	$10,595
Adjustments to reconcile net income to net cash provided by (used in) operations
Depreciation and amortization	4,125	179	467	—	4,771
Amortization of debt issuance costs	567	—	—	—	567
Amortization of carrying value in excess of principal	(124)	—	—	—	(124)
Provision for losses on accounts receivable	251	2	9	—	262
Valuation allowance related to long-term receivables	900	—	—	—	900
Deferred income taxes	(915)	—	—	—	(915)
Change in operating assets and liabilities	1,175	(760)	4,119	—	4,534
Net cash provided by (used in) operating activities	16,574	529	6,327	(2,840)	20,590

Investing activities:
Purchase of leaseholds and equipment	(3,281)	—	(5)	—	(3,286)
Contingent purchase payments	(242)	—	—	—	(242)
Net cash used in investing activities	(3,523)	—	(5)	—	(3,528)
Financing activities:
Repurchase of common stock	(5,963)	—	—	—	(5,963)
Proceeds from exercise of stock options	14	—	—	—	14
Payments on senior credit facility	(5,000)	—	—	—	(5,000)
Payments on long-term borrowings	(160)	—	(43)	—	(203)
Payments on joint venture borrowings	—	—	(457)	—	(457)
Payments on debt issuance costs	(118)	—	—	—	(118)
Payments on capital leases	(1,727)	—	(612)	—	(2,339)
Net cash used in financing activities	(12,954)	—	(1,112)	—	(14,066)
Effect of exchange rate changes on cash and cash equivalents	—	—	194	—	194
(Decrease) increase in cash and cash equivalents	97	529	5,404	(2,840)	3,190
Cash and cash equivalents at beginning of period	5,875	1,847	2,638	—	10,360
Cash and cash equivalents at end of period	$5,972	$2,376	$8,042	$(2,840)	$13,550

Nine Months Ended September 30, 2004
Operating activities:
Net income:	$(1,635)	$1,250	$1,681	$(2,931)	$(1,635)
Adjustments to reconcile net income to net cash provided by (used in) operations
Preferred stock dividends	7,243	—	—	—	7,243
Increase in value of common stock subject to put/call rights	538	—	—	—	538
Depreciation and amortization	4,078	161	485	—	4,724
Non-cash interest expense	279	—	—	—	279
Amortization of debt issuance costs	836	—	—	—	836
Amortization of carrying value in excess of principal	(1,256)	—	—	—	(1,256)
Non-cash stock option compensation expense	2,407	—	—	—	2,407

Provision for losses on accounts receivable	696	28	28	—	752
Write-off debt issuance costs	2,385	—	—	—	2,385
Write-off carrying value in excess of principal related to the 14% senior subordinated second lien notes	(8,207)	—	—	—	(8,207)
Change in operating assets and liabilities	(9,668)	(1,368)	(965)	2,931	(9,070)
Net cash provided by operating activities	(2,304)	71	1,229	—	(1,004)
Investing activities:
Purchase of leaseholds and equipment	(908)	—	—	—	(908)
Contingent purchase payments	(557)	—	—	—	(557)
Net cash used in investing activities	(1,465)	—	—	—	(1,465)
Financing activities:
Net proceeds from initial public offering	46,715	—	—	—	46,715
Repurchase of common stock subject to put/call rights	(6,250)	—	—	—	(6,250)
Proceeds from senior credit facility	22,350	—	—	—	22,350
Payments on long-term borrowings	(56)	—	(40)	—	(96)
Payments on joint venture borrowings	—	—	(410)	—	(410)
Payments on debt issuance costs	(1,402)	—	—	—	(1,402)
Payments on capital leases	(1,714)	—	—	—	(1,714)
Repurchase of 14% senior subordinated second lien notes	(57,734)	—	—	—	(57,734)
Net cash provided by (used in) financing activities	1,909	—	(450)	—	1,459
Effect of exchange rate changes on cash and cash equivalents	—	—	18	—	18
Increase (decrease) in cash and cash equivalents	(1,860)	71	797	—	(992)
Cash and cash equivalents at beginning of period	6,660	78	1,732	—	8,470
Cash and cash equivalents at end of period	$4,800	$149	$2,529	$—	$7,478

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

We continue to be subject to certain factors that could cause our results to differ materially from expected and historical results (see the “Risk Factors” set forth in our 2004 Form 10-K filed on March 18, 2005, as supplemented or amended in our periodic reports, and our Form S-1 (333-112652) Registration Statement).

Overview

Our Business

We manage parking facilities in urban markets and at airports across the United States and in three Canadian provinces. We do not own any facilities, but instead enter into contractual relationships with property owners or managers.

We operate our clients’ parking properties through two types of arrangements: management contracts and leases. Under a management contract, we typically receive a base monthly fee for managing the facility, and we may also receive an incentive fee based on the achievement of facility performance objectives. We also receive fees for ancillary services. Typically, all of the underlying revenues and expenses under a standard management contract flow through to our clients rather than to us. However, some management contracts, which are referred to as “reverse” management contracts, usually provide for larger management fees and require us to pay various costs. Under lease arrangements, we generally pay to the property owner either a fixed annual rent, a percentage of gross customer collections, or a combination thereof. We collect all revenues under lease arrangements and we are responsible for most operating expenses, but we are typically not responsible for major maintenance, capital expenditures or real estate taxes. Margins for lease contracts vary significantly, not only due to operating performance, but also due to variability of parking rates in different cities and varying space utilization by parking facility type and location. As of  September 30, 2005, we operated 85% of our locations under management contracts and 15% under leases.

In evaluating our financial condition and operating performance, management’s primary focus is on our gross profit, total general and administrative expense and general and administrative expense as a percentage of our gross profit. Although the underlying economics to us of management contracts and leases are similar, the manner in which we are required to account for them differs. Revenue from leases includes all gross customer collections derived from our leased locations (net of parking tax), whereas revenue from management contracts only includes our contractually agreed upon management fees and amounts attributable to ancillary services. Gross customer collections at facilities under management contracts, therefore, are not included in our revenue. Accordingly, while a change in the proportion of our operating agreements that are structured as leases versus management contracts may cause significant fluctuations in reported revenue and cost of parking services, that change will not artificially affect our gross profit.  For example, as of  September 30, 2005, 85% of our locations were operated under management contracts and 80% of our gross profit for the period ended September 30, 2005 was derived from management contracts. Only 37% of total revenue (excluding reimbursement of management contract expenses), however, was from management contracts because under those contracts the revenue collected from parking customers belongs to our clients. Therefore, gross profit and total general and administrative expense, rather than revenue, are management’s primary focus.

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

Summary of Operating Facilities

We focus our operations in core markets where a concentration of locations improves customer service levels and operating margins. The following table reflects our facilities operated at the end of the periods indicated:

	September 30, 2005	December 31, 2004	September 30, 2004

Managed facilities	1,631	1,589	1,570
Leased facilities	276	295	297

Total facilities	1,907	1,884	1,867

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

General Business Trends

We believe that sophisticated commercial real estate developers and property managers and owners recognize the potential for parking and related services to be a profit generator rather than a cost center.  Often, the parking experience makes both the first and the last impressions on their properties’ tenants and visitors.  By outsourcing these services, they are able to capture additional profit by leveraging the unique operational skills and controls that an experienced parking management company can offer.  Our ability to consistently deliver a uniformly high level of parking and related services and maximize the profit to our clients improves our ability to win contracts and retain existing locations.  Our retention rate for the twelve month period ended September 30, 2005 was 91%, which also reflects our decision not to renew, or to terminate, unprofitable contracts.

We are also  experiencing an increase in our ability to leverage existing relationships to increase the scope of services provided, thereby increasing the profit per location.  For the  quarter ended September 30, 2005 compared to the quarter ended September 30, 2004, we improved average gross profit per location by 10.6% from $8,261 to $9,140.

Results of Operations

Katrina

Our operations were impacted by Katrina in the third quarter.  The impact is a $0.2 million reduction in net income and the recording of a $0.5 million provision to cover the deductible portion of our casualty insurance program that we expect to incur in connection with the hurricane related insurance claim that we will file. We estimate that we have sustained insured property damage from the hurricane in excess of $2.7 million and have assumed it will be considered damage caused by wind and not flood damage which has a higher deductible percentage.

We believe that we are entitled to recover the total amount of all losses sustained as a result of  Katrina, less the deductible that we have accrued for of $0.5 million.  No amounts have been recorded related to any expected recoveries from our insurance carriers.

Three Months ended September 30, 2005 Compared to Three Months ended September 30, 2004

Parking services revenue—lease contracts.  Lease contract revenue increased $1.6 million, or 4.1%, to $38.7 million in the third quarter of 2005, compared to $37.1 million in the third quarter of 2004. This increase resulted from an increase of $3.0 million attributable in revenues from new locations that was offset by reductions in revenue attributable to contract expirations of $3.4 million. We experienced an increase in same location revenue of $2.0 million, or 6.0%, for the quarter ended September 30, 2005, compared to the year-ago period.  This increase was due to increases in short-term parking revenue of $1.4 million, or 10.0%, and an increase in monthly parking revenue and other of $0.6 million, or 3.6%.

Parking services revenue—management contracts. Management contract revenue increased $4.2 million, or 21.2%, to $24.3 million in the third quarter of 2005 compared to $20.1 million in the third quarter of 2004.  This increase resulted from a net increase of $0.9 million attributable to $2.6 million in revenues from new locations that was partially offset by reductions in revenue attributable to contract expirations of $1.7 million.  We experienced an increase in same location revenue of $3.3 million, or 18.1%, for the quarter ended September 30, 2005, compared to the year-ago period.  This increase was primarily due to additional fees from reverse management locations and ancillary services.

Reimbursement of management contract expense.  Reimbursement of management contract expenses increased $8.7 million, or 11.3%, to $85.3 million for the quarter ended September 30, 2005, as compared to $76.6 million for the year-ago period.  This increase resulted from additional reimbursements for costs incurred on the behalf of owners.

Cost of parking services—lease contracts.  Cost of parking services for lease contracts increased $2.4 million, or 7.3%, to $35.5 million for the third quarter of 2005, compared to $33.1 million in the third quarter of 2004.  This increase resulted from an increase of $2.8 million in costs from new locations that was offset by reductions in costs attributable to contract expirations of $3.3 million.  We experienced an increase in same location costs of $2.9 million, or 10.3% for the quarter ended September 30, 2005, compared to the year-ago period. This increase was due to increases in rent expense of $2.3 million, or 11.3%, due to percentage rental payments from increased revenue, $0.1 million, or 0.4% for increases in other operating costs and $0.5 million for a provision for the deductible portion of our casualty loss related to the impact of  Katrina.

Cost of parking services—management contracts.  Cost of parking services for management contracts increased $1.3 million, or 15.9%, to $10.0 million for the third quarter of 2005, compared to $8.7 million in the third quarter of 2004.  This increase resulted from a net increase of $0.4 million attributable to $1.6 million in costs from new locations that was partially offset by reductions in costs attributable to contract expirations of $1.2 million.  We experienced an increase in same location costs of $0.9 million, or 13.2%, for the quarter ended September 30, 2005 compared to the year-ago period. This increase was due to increases attributable to our reverse management locations for payroll and payroll related expenses of $0.6 million, or 10.0% and increases in operating expenses of $0.3 million or 17.7%.

Reimbursed management contract expense. Reimbursed management contract expenses increased $8.7 million, or 11.3%, to $85.3 million for the quarter ended September 30, 2005, as compared to $76.6 million for the year-ago period.  This increase resulted from additional reimbursed costs incurred on the behalf of owners.

Gross profit—lease contracts. Gross profit for lease contracts decreased $0.9 million, or 22.1%, to $3.1 million in the third quarter of 2005 as compared to $4.0 million in the third quarter of 2004.  Gross margin for lease contracts decreased to 8.1% in the third quarter of 2005 as compared to 10.8% in the third quarter of 2004.  The margin decrease was due to the $0.5 million for a provision for the deductible portion of our casualty loss related to the impact of  Katrina and $0.2 million in operations.

Gross profit—management contracts.  Gross profit for management contracts increased $2.9 million, or 25.2%, to $14.3 million in the third quarter of 2005 as compared to $11.4 million in the third quarter of 2004. Gross margin for management contracts increased to 58.8% in the third quarter of 2005 as compared to 56.9% in the third quarter of 2004. The margin increase was due to increased revenue on our reverse management contracts.

General and administrative expenses.    General and administrative expenses increased $2.1 million, or 26.6%, to $9.9 million for the third quarter of 2005, compared to $7.8 million for the third quarter of 2004.  This increase resulted primarily from increases in consulting and accounting fees incurred for regulation 404 certification of $0.4 million, professional fees related to the pending acquisition of the Illinois and Wisconsin operation of Systems Parking, Inc. of $0.1 million, a previously announced one-time bonus to executive management of $0.3 million and increases in payroll and payroll related expenses of $0.9 million.  In addition, in the third quarter of 2004, we recorded a benefit of $0.2 million related to a key-man insurance policy and a $0.2 million collection of a receivable that had been previously reserved, which were not repeated in the third quarter of 2005.

Interest expense.  Interest expense decreased $0.2 million, or 7.4%, to $2.2 million for the third quarter of 2005, compared to $2.4 million for the third quarter of 2004.  The decrease resulted primarily from lower borrowings on the senior credit facility.

Income tax expense.  Income tax expense decreased $0.8 million to a credit of $0.8 million for the third quarter of 2005 as compared to no provision in the third quarter of 2004.  The credit for 2005 reflects the reduction on our valuation allowance of $0.9 million for deferred tax assets as we recognize a portion of our $72.0 million net operating loss carry forwards.

Nine Months ended September 30, 2005 Compared to Nine Months ended September 30, 2004

Parking services revenue—lease contracts.  Lease contract revenue increased $7.1 million, or 6.5%, to $116.5 million in the first nine months of 2005, compared to $109.4 million in the first nine months of 2004. This increase resulted from an increase of $11.6 million attributable in revenues from new locations that was offset by reductions in revenue attributable to contract expirations of $9.6 million. We experienced an increase in same location revenue of $5.1 million, or 5.7%, for the nine months ended September 30, 2005, compared to the year-ago period.  This increase was due to increases in short-term parking revenue of $4.8 million, or 14.2%, and an increase in monthly parking revenue of $0.3 million, or 1.2%.

Parking services revenue—management contracts. Management contract revenue increased $7.0 million, or 11.1%, to $69.5 million in the first nine months of 2005 compared to $62.5 million in the first nine months of 2004.  This increase resulted from a net increase of $1.9 million attributable to $7.0 million in revenues from new locations that was partially offset by reductions in revenue attributable to contract expirations of $5.1 million.  We experienced an increase in same location revenue of $5.1 million, or 9.4%, for the first nine months ended September 30, 2005, compared to the year-ago period.  This increase was primarily due to additional fees from reverse management locations and ancillary services.

Reimbursement of management contract expense.  Reimbursement of management contract expenses increased $6.2 million, or 2.5%, to $252.7 million for the first nine months ended September 30, 2005, as compared to $246.5 million for the year-ago period.  This increase resulted from increased reimbursements for costs incurred on the behalf of owners.

Cost of parking services—lease contracts.  Cost of parking services for lease contracts increased $7.1 million, or 7.2%, to $106.2 million for the first nine months of 2005, compared to $99.1 million in the first nine months of 2004.  This increase resulted from an increase of $11.0 million in costs from new locations that was offset by reductions in costs attributable to contract expirations of $8.9 million.  We experienced an increase in same location costs of $5.1 million, or 6.2% for the first nine months ended September 30, 2005, compared to the year-ago period. This increase was due to increases in rent expense of $3.1 million, or 5.3%, due to percentage rental payments from increased revenue, $1.5 million, or 11.0% for increases in operating expenses and other costs and $0.5 million for a provision for the deductible portion of our casualty loss related to the impact of  Katrina.

Cost of parking services—management contracts.  Cost of parking services for management contracts increased $3.0 million, or 11.6%, to $28.8 million for the first nine months of 2005, compared to $25.8 million in the first nine months of 2004.  This increase resulted from a net increase of $1.0 million attributable to $4.5 million in costs from new locations that was partially offset by reductions in costs attributable to contract expirations of $3.5 million.  We experienced an increase in same location costs of $2.0 million, or 10.3%, for the first nine months ended September 30, 2005 compared to the year-ago period. This increase was due to increases attributable to our reverse management locations for payroll and payroll related expenses of $1.6 million, or 11.0%. In addition, favorable changes to loss reserves recognized in the first nine months of 2004 of $0.8 million, did not re-occur in the first nine months of 2005.

Reimbursed management contract expense. Reimbursed management contract expenses increased $6.2 million, or 2.5%, to $252.7 million for the first nine months ended September 30, 2005, as compared to $246.5 million for the year-ago period.  This increase resulted from increased reimbursed costs incurred on the behalf of owners.

Gross profit—lease contracts. Gross profit for lease contracts was $10.3 million in the first nine months of 2005 and first nine months of 2004.  Gross margin for lease contracts decreased to 8.8% in the first nine months of 2005 as compared to 9.4% in the first nine months of 2004.  The margin decrease was due to the $0.5 million for a provision for the deductible portion of our casualty loss and $0.2 million in operations related to the impact of  Katrina.

Gross profit—management contracts.  Gross profit for management contracts increased $4.0 million, or 10.8%, to $40.7 million in the first nine months of 2005 as compared to $36.7 million in the first nine months of 2004. Gross margin for management contracts decreased slightly to 58.6% in the first nine months of 2005 as compared to 58.7% in the first nine months of 2004. The margin decrease was due to increases in costs on our reverse management contracts and favorable changes to loss reserves in the first nine months of 2004 of $0.8 million that did not re-occur in the first half of 2005.

General and administrative expenses.  General and administrative expenses increased $3.2 million, or 13.0%, to $28.2 million for the first nine months of 2005, compared to $25.0 million for the first nine months of 2004.  This increase resulted primarily from increases in consulting and accounting fees incurred for regulation 404 certification of $0.6 million, increased costs of being a public company for the full nine months of $0.6 million, professional fees related to the pending acquisition of the Illinois and Wisconsin operation of Systems Parking, Inc. of $0.1 million, a previously announced one-time bonus to executive management of $0.3 million and increases in payroll, payroll related expenses, and other costs of $1.2 million.  In addition, in the third quarter of 2004,  we recorded a benefit of $0.2 million related to a key-man insurance policy and a $0.2 million collection of a receivable that had been previously reserved, which were not repeated in the third quarter of 2005.

Management fee—parent company. We recorded no management fee in the first nine months of 2005. The fee was terminated upon the closing of the initial public offering in June 2004.  We recorded $1.5 million in management fee for the first nine months of 2004.

Valuation allowance related to long-term receivables.  We recorded $0.9 million as a valuation allowance related to long term receivables for the first nine months of 2005, compared to no allowance in the first nine months of 2004.  The valuation allowance relates to a long-term receivable for a facility in Minnesota where a breakdown in negotiations to restructure the contract has occurred.  The allowance was recorded due to the uncertainty of future collections.

Interest expense.  Interest expense decreased $3.9 million, or 35.4%, to $7.1 million for the first nine months of 2005, compared to $11.0 million for the first nine months of 2004.  The decrease resulted primarily from the redemption of the 14% Notes and refinancing our senior credit facility, in conjunction with our initial public offering in June 2004.

Income tax expense.  Income tax expense decreased $1.0 million to a credit of $0.7 million for the first nine months of 2005 compared to a provision of $0.3 million for the first nine months of 2004.  The credit for 2005 reflects the reduction on our valuation allowance of $0.9 million for deferred tax assets as we recognize a portion of our $72.0 million net operating loss carry forwards.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities totaled $20.6 million for the first nine months of 2005.  Cash provided included $9.7 million from operations, a net increase in operating assets and liabilities of $4.5 million  due to an increase in accounts payable of $3.1 million, an increase of $4.2 in other liabilities relating to our casualty insurance program, which was partially offset by increases in accounts receivable of $2.4 and prepaid expenses of $0.4.

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

Net Cash Used in Investing Activities

Net cash used in investing activities totaled $3.5 million in the first nine months of 2005. Cash used in investing for 2005 included capital expenditures of $3.3 million for capital investments needed to secure and/or extend leased facilities, investment in information system enhancements and infrastructure and $0.2 million for contingent payments on previously acquired contracts.

Net cash used in investing activities totaled $1.5 million in the first nine months of 2004. Cash used in investing for 2004 included capital expenditures of $0.9 million for capital investments needed to secure and/or extend leased facilities, investment in information system enhancements and infrastructure and $0.6 million for contingent payments on previously acquired contracts.

Net Cash Used in Financing Activities

Net cash used in financing activities totaled $14.1 million in the first nine months of 2005. The 2005 activity included $6.0 million to repurchase our common stock, $5.0 million in payments on the senior credit facility, $2.3 million for payments on capital leases and $0.8 million for cash used on joint venture, debt issuance costs and other long-term borrowings.

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

Cash and Cash Equivalents

We had cash and cash equivalents of $13.6 million at September 30, 2005, compared to $10.4 million at December 31, 2004.  At September 30, 2005, we had $2.7 million in overnight investments.

Outstanding Indebtedness

On September 30, 2005, we had total indebtedness of approximately $103.1 million, a reduction of $6.7 million from December 31, 2004. The $103.1 million includes:

•                                          $45.0 million under our senior credit facility;

•                                          $49.4 million of 9 1/4% Notes, including $0.5 million in carrying value in excess of principal, which are due in March 2008; and

•                                            $8.7 million of other debt including joint venture debentures, capital lease obligations and obligations on seller notes and other indebtedness.

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

Senior Credit Facility

We entered into a credit agreement as of June 2, 2004 with LaSalle Bank National Association, as agent and Wells Fargo Bank, N.A., as syndication agent.  LaSalle and Wells Fargo have subsequently assigned a portion of their loans and rights as lender to FifthThird Bank Chicago and U.S. Bank National Association.

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

At  September 30, 2005, we were in compliance with all of our covenants.

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

At September 30, 2005, we had $26.5 million letters of credit outstanding under the senior credit facility, borrowings against the senior credit facility aggregated $45.0 million and we had $18.5 million available under the senior credit facility.

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

During the third quarter we repurchased 39,735 shares at an average price of $18.17 per share on the open market.  Our majority shareholder sold to us 52,921 shares in the third quarter at an average price of $17.79.  The total value of the third quarter transactions was $1.7 million.  The third quarter purchases completed the repurchase program authorized by the Board of Directors on March 4, 2005.

Letters of Credit

We are required under certain contracts to provide performance bonds. These bonds are typically renewed on an annual basis. As of September 30, 2005, we provided $0.8 million in letters of credit to collateralize our performance bond program.

At September 30, 2005, we provided letters of credit totaling $25.5 million to our casualty insurance carriers to collateralize our casualty insurance program.

Deficiency Payments

Pursuant to our obligations with respect to the parking garage operations at Bradley International Airport, we are required to make certain payments for the benefit of the State of Connecticut and for holders of special facility revenue bonds. The deficiency payments represent contingent interest bearing advances to the trustee to cover operating cash flow requirements.  The payments, if any, are recorded as a receivable by us for which we are reimbursed from time to time as provided in the trust agreement.  As of September 30, 2005 we have advanced to the trustee $5.9 million, net of reimbursements.  We believe these advances to be fully recoverable and therefore have not recorded a valuation allowance for them.  We do not guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.

We received repayments (net of deficiency payments) of $0.5 million in the first nine months of 2005 compared to making deficiency payments of $1.8 million in the first nine months of 2004.

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

Our average investment in working capital depends on our contract mix. For example, an increase in contracts that require all cash deposited in our bank accounts reduces our investment in working capital and improves our liquidity. During the first nine months of 2005 and the first nine months of 2004, there were no material changes in these types of contracts. In addition, our clients may accelerate monthly distributions to them and have an estimated distribution occur in the current month. During the first nine months of 2005 and the first nine months of 2004, there were no material changes in the timing of current month distributions.

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

Risk Factors

Additional funds would need to be reserved for future insurance losses if such losses are worse than expected.

We provide liability and worker’s compensation insurance coverage consistent with our obligations to our clients under our various management contracts and leases. We are obligated to reimburse our insurance carrier for each loss incurred in the current policy year up to the amount of a deductible specified in our insurance policies. The deductible for our various liability and workers’ compensation policies is $250,000. We also purchase property insurance that provides coverage for loss or damage to our property, and in some cases our clients’ property, as well as business interruption coverage for lost operating income and certain associated expenses. The deductible applicable to any given loss under our property insurance policy varies based upon the insured values and the peril that causes the loss. Our financial statements reflect our funding of all such obligations based upon guidance and evaluation we have received from third party insurance professionals. There can be no assurance, however, that the ultimate amount of our obligations will not exceed the amount presently funded or accrued, in which case we would need to set aside additional funds to reserve for any such excess. Our obligations could increase if we receive a greater number of insurance claims or the cost of claims generally increases. A material increase in insurance costs due to a change in the number of claims, claims costs or premiums paid by us could have a material adverse effect on our operating income.

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

Foreign Currency Risk

Our exposure to foreign exchange risk is minimal. All foreign investments are denominated in U.S. dollars, with the exception of Canada. We had approximately $4.4 million and $0.3 million of Canadian dollar denominated cash and debt instruments, respectively, at September 30, 2005. We do not hold any hedging instruments related to foreign currency transactions. We monitor foreign currency positions and may enter into certain hedging instruments in the future should we determine that exposure to foreign exchange risk has increased.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Thomas J. Moriarty, Trustee on behalf of Teamsters Local Union No. 727 Pension Fund, Teamsters Local Union No. 727 Health and Welfare Fund and Teamsters Local Union No. 727 Legal and Educational Assistance Fund, Plaintiff, v. Standard Parking Corporation ILand Standard parking Corporation, Defendants, Case No. 03C 9403, United States District Court, Northern District of Illinois, Eastern Division.

This matter was filed on December 30, 2003 by Thomas J. Moriarty, trustee, on behalf of the Teamsters Local 727 Pension, Health and Welfare, and Legal and Educational Assistance Funds.  The action was brought under the Labor Management Relations Act (LMRA) and the Employee Retirement Income Security Act of 1974 (ERISA); The lawsuit seeks to recover alleged unpaid contributions to the Teamsters Local 727 benefit funds that plaintiff claims are owed under the collective bargaining agreements in effect for the period January 1, 2000 through December 31, 2002. Plaintiff seeks to recover (1) unpaid contributions; (2) interest on the alleged delinquencies; (3) liquidated damages of 20% of the unpaid contributions, or the interest relating to these contributions (“double interest”); and 4) attorneys fees and audit costs. There have been no significant procedural events in the litigation.

The plaintiff’s final version of the underlying audit was not issued until August 4, 2005. The amount claimed on the audit (including interest, liquidated damages and auditors fees), is approximately $1.64 million.  The Company disputes the plaintiff’s audit findings.

Limited discovery from the plaintiff’s auditing firm has been conducted  since August 2005. The parties are continuing to review  the audit prior to undertaking additional formal discovery. No significant court deadlines exist at the present time.  Substantial formal discovery is expected to begin in early 2006 if the parties are unable to resolve the disputed amounts in the audit report.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains detail related to the repurchase of common stock based on the date of trade during the quarter ended September 30, 2005.

Quarter Ended September 30, 2005	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
				($ in thousands)
From July 1 to July 30	12,279	$16.63	12,279	$1,496
From August 1 to August 31	23,516	17.70	23,516	1,080
From September 1 to September 30	56,861	18.34	56,861	37

Total for the quarter ended September 30	92,656	$17.95	92,656	$37

During the third quarter we repurchased 39,735 shares at an average price of $18.17 per share on the open market. Our majority shareholder sold to us 52,921 shares in the third quarter at an average price of $17.79.  The total value of the third quarter transactions was $1.7 million.  The third quarter purchases completed the repurchase program authorized by the Board of Directors on March 4, 2005.

Item 6. Exhibits

Exhibit Number	Description

31.1	Section 302 Certification dated November 11, 2005 for James A. Wilhelm, Chief Executive Officer and President
31.2	Section 302 Certification dated November 11, 2005 for G. Marc Baumann, Executive Vice President, Chief Financial Officer and Treasurer
31.3	Section 302 Certification dated November 11, 2005 for Daniel R. Meyer, Senior Vice President, Corporate Controller and Assistant Treasurer
32.1	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD PARKING CORPORATION

Dated: November 11, 2005	By:	/s/ DANIEL R. MEYER
Daniel R. Meyer Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer and Duly Authorized Officer)

Dated: November 11, 2005	By:	/s/ G. MARC BAUMANN
G. Marc Baumann Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Section 302 Certification dated November 11, 2005 for James A. Wilhelm, Chief Executive Officer and President
31.2	Section 302 Certification dated November 11, 2005 for G. Marc Baumann, Executive Vice President, Chief Financial Officer and Treasurer
31.3	Section 302 Certification dated November 11, 2005 for Daniel R. Meyer, Senior Vice President, Corporate Controller and Assistant Treasurer
32.1	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002