Form 10-K
period 2005-12-31
STANDARD PARKING CORP
filed 2006-03-10
CIK 1059262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 333-50437

Standard Parking Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware	16-1171179
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

900 N. Michigan Avenue, Suite 1600, Chicago, Illinois 60611-1542
(Address of Principal Executive Offices, Including Zip Code)

(312) 274-2000
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, PAR VALUE $0.001 PER SHARE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐      Accelerated Filer ☒      Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of June 30, 2005, the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was approximately $81.8 million, based on the closing price of the common stock as reported on the Nasdaq National Market.

As of March 3, 2006, there were 10,126,482 shares of common stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be delivered to shareholders in connection with the Annual Meeting of stockholders to be held on April 26, 2006 are incorporated by reference into Part III of this Form 10-K.

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

•       player strikes or other events affecting professional or other organized sports;

•       changes in general economic and business conditions or demographic trends;

•       integration of  future acquisitions in light of challenges in retaining key employees, synchronizing business processes and efficiently integrating facilities, marketing and operations;

•       changes in current pricing;

•       development of new, competitive parking-related services;

•       changes in federal and state regulations including those affecting airports, parking lots at airports or automobile use;

•       extraordinary events affecting parking at facilities that we manage, including emergency safety measures, military or terrorist attacks and natural disasters;

•       our ability to renew our insurance policies on acceptable terms, the extent to which our clients choose to procure insurance coverage  through us and our ability to successfully manage self-insured losses;

•       our ability to form and maintain relationships with large real estate owners, managers and developers;

•       the ability to obtain performance bonds on acceptable terms to guarantee our performance under certain contracts;

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

•       the ability of our parent or its affiliates to control our major corporate decisions; and

•       the other factors discussed under Item 1A Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-K.

All of our forward-looking statements should be considered in light of these factors. We undertake no obligation to update our forward-looking statements or risk factors to reflect new information, future events or otherwise, except as may be required under applicable securities laws and regulations.

PART I

ITEM 1.     BUSINESS

General

We are a leading national provider of parking facility management services. We provide on-site management services at multi-level and surface parking facilities for all major markets of the parking industry. We manage more than 1,900 parking facilities, containing over one million parking spaces, in 303 cities across the United States and Canada. Our diversified client base includes some of the nation’s largest private and public owners, managers and developers of major office buildings, residential properties, commercial properties, shopping centers and other retail properties, sports and special event complexes, hotels, and hospitals and medical centers, including properties such as the Arco Tower in Los Angeles, the Four Seasons Hotel in Chicago, the Harvard Medical School in Cambridge, the Nationwide Arena in Columbus and Westfield Shoppingtown Century City in Los Angeles. In addition, we manage 112 parking-related and shuttle bus operations serving 64 airports, including Chicago O’Hare International Airport, Cleveland Hopkins International Airport and Dallas/Fort Worth International Airport.

Since entering the parking business in 1929, we have focused on providing our clients with superior management services to attract customers. We believe that our management services, coupled with a leading position in our core markets, helps to maximize profitability per parking facility for both us and our clients. We believe that we have created our leading position by providing:

•       Ambiance in Parking®, an approach to parking that includes on-site, value-added services and amenities;

•       service enhancing information technology, including ClientViewSM, a proprietary client reporting system that allows us to provide our clients with on-line access to site-level financial and operating information;

•       comprehensive training programs for on-site employees, including our web-based Standard University® training programs for management-level personnel, that promote customer service and client retention; and

•       an internal audit and contract compliance group to monitor cash and operational controls.

Moreover, as a public company subject to the requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act, we adhere to accounting, internal control and reporting standards that are more rigorous than those typically followed by our non-public competitors.

We believe that these factors distinguish us from our competitors and contribute to our high retention rate, which averaged 91% for the year ended December 31, 2005 (which statistic includes the impact of our decision to exit from unprofitable contracts).

We do not own any parking facilities and, as a result, we assume few of the risks of real estate ownership. We operate our clients’ parking properties through two types of arrangements: management contracts and leases. Under a management contract, we typically receive a base monthly fee for managing the facility, and we may also receive an incentive fee based on the achievement of facility performance objectives. We also receive fees for ancillary services. Typically, all of the underlying revenues and expenses under a standard management contract flow through to our client rather than to us. Under lease arrangements, we generally pay either a fixed annual rent, a percentage of gross customer collections, or a combination thereof to the property owner. We collect all revenues under lease arrangements and we are responsible for most operating expenses, but we are typically not responsible for major maintenance, capital expenditures or real estate taxes. As of December 31, 2005, we operated 86% of our locations under management contracts and 14% under leases.

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

Operating Arrangements

Parking facilities operate under three general types of arrangements: management contracts, leases and ownership. The general terms and benefits of these three types of arrangements are as follows:

Management Contracts.   Under a management contract, the facility manager generally receives a base monthly fee for managing the facility and may receive an incentive fee based on the achievement of facility performance objectives. Facility managers generally charge fees for various ancillary services such as accounting, equipment leasing and consulting. Responsibilities under a management contract include hiring, training and staffing parking personnel, and providing revenue collection, accounting, record-keeping, insurance and facility marketing services. In general, under a management contract, the facility manager is not responsible for structural or mechanical repairs, and typically is not responsible for providing security or guard services. Under typical management contracts, the facility owner is responsible for operating expenses such as taxes, license and permit fees, insurance premiums, payroll and accounts receivable processing and wages of personnel assigned to the facility. However, some management contracts, which are referred to as “reverse” management contracts, usually provide for larger management fees and require the facility manager to pay certain of these costs. Generally under management contracts, the facility owner is responsible for non-routine maintenance, repair costs and capital improvements. Management contracts are typically for a term of one to three years (though the client often reserves the right to terminate, without cause, on 30 days’ notice) and may contain a renewal clause.

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

Develop New Market Opportunities.   We believe that a significant opportunity exists for us to expand our presence in markets such as university campus parking and hospital parking. In addition to our long-standing relationships with Harvard Medical School, Northwestern University and Northwestern Memorial Hospital, we have expanded our presence in these markets with the recent addition of parking services at George Mason University and Boston University. In addition to expanded growth opportunities in the hospital and university markets, we see significant potential within the municipal on-street market, including enforcement services. We currently provide exclusive meter collection and management services for the Cities of Miami Beach, Florida, Ft. Myers, Florida and New Orleans, Louisiana.

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

•       Evaluation and analysis of, and consultation with our clients with respect to, price structures that will optimize our client’s revenue objectives. In doing so, we use our proprietary ParkStat© software tool. By automatically polling information from on-site collection devices, ParkStat© uses location-

specific information to calculate the impact of pricing alternatives, optimize staffing levels, improve forecasting and assist in long-range planning.

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

Musical Theme Floor Reminder System.   Our musical theme floor reminder system is designed to help customers remember the garage level on which they parked. A different song is played on each floor of the parking garage. Each floor also displays distinctive signage and graphics that correspond with the floor’s theme. For example, in one parking facility with U.S. colleges as a theme, a different college logo is displayed, and that college’s specific fight song is played, on each parking level. Other parking facilities have themes such as famous recording artists, musical instruments, and professional sports teams.

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

Standard Equipment & Technology Upgrade Program® Services (SETUP®).   Standard Parking provides clients with a complete turnkey solution to managing all phases of new equipment projects, from initial design to installation to ongoing maintenance. Our design team will suggest a complete solution intended to return to our clients the greatest value for their investment based upon consideration of a wide array of choices as to both equipment (such as Pay-On-Foot, Automated Vehicle Identification and Automated Credit/Debit Card machine technology) and services (procurement, project management, installation and maintenance).

Standard Road Assist® Emergency Services.   Parking customers experiencing vehicle problems beyond weak batteries and low tire pressure call our toll-free number to receive, on a pay-per-use basis, a basic package of emergency services, including towing up to five miles, jump starting, flat tire changing, fuel delivery, extracting a vehicle from the side of the road and lock-out service. The emergency services are provided at the parking facility or anywhere on the road.

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

Operations

We maintain regional and city offices throughout the United States and Canada in order to support more than 11,000 employees and 1,900 parking facility operations. These offices serve as the central bases through which we provide the employees to staff our parking facilities as well as the on-site and support management staff to oversee those operations. Our administrative staff accountants are based in those same offices and facilitate the efficient, accurate and timely production and delivery to our clients of our monthly reports. Having these all-inclusive operations and accounting teams located in regional and city offices throughout the United States and Canada allows us to add new locations quickly and in a cost-efficient manner. To facilitate the training of our facility personnel throughout the country, we have separate, dedicated trainers.

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

Clients and Properties

Our client base includes a diverse cross-section of public and private owners, developers and managers of real estate. A list of some of our clients, and the types of properties for which we operate their parking, include:

Client / Property	City, State/Province	Property Type
American Museum of Natural History	New York, New York	Museum
Brookfield Properties Corporation	Boston, Massachusetts Calgary, Alberta Denver, Colorado Minneapolis, Minnesota New York, New York Toronto, Ontario Vancouver, British Columbia	Office
Chicago O’Hare International and Chicago Midway Airports	Chicago, Illinois	Airport
Cleveland Clinic Foundation	Cleveland, Ohio	Medical center
Crescent Real Estate Equities Company	Austin, Texas, Houston, Texas, Miami, Florida	Office
Four Seasons Hotel	Chicago, Illinois, Atlanta, Georgia	Hotel
Hartford Bradley International Airport	Hartford, Connecticut	Airport
Harvard Medical School	Cambridge, Massachusetts	University/Medical
JMB Realty Corporation	Chicago, Illinois Houston, Texas Los Angeles, California	Office
Nationwide Arena Realty	Columbus, Ohio	Office and Special event
Washington Mutual, Inc.	Los Angeles, California San Francisco, California	Retail
Westfield Properties Shoppingtowns	Los Angeles, California	Retail

No single client represented more than 6.0% of revenues or more than 3.0% of our gross profit for the year ended December 31, 2005. For the year ended December 31, 2005, we retained an average of 91% of our locations, as compared to 88% for the year ended December 31, 2004, (which statistic includes the impact of our decision to exit from unprofitable contracts).

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

To promote internal efficiency, we have created advanced information systems that connect local offices across the country to our corporate headquarters. These systems support accounting, financial management and reporting practices, general operating procedures, training, employment policies, cash controls and marketing procedures. Our commitment to the application of technology in the parking management business has resulted in the creation of two proprietary products, ClientView™ and ParkStat©. ClientViewSM is an Internet-based system that gives our clients the flexibility and convenience to access and download their monthly financials and detailed back-up reports. ParkStat© enhances the performance of the parking facility by using location-specific information to assess the impact of pricing alterations, optimize staffing levels, improve forecasting and assist in long-range planning. We believe that our standardized processes and controls enhance our ability to successfully add new locations and expand our operations into new markets.

Employees

As of December 31, 2005, we employed approximately 11,300 individuals, including approximately 6,800 full-time and 4,500 part-time employees. As of December 31, 2004, we employed approximately 11,100 individuals, including approximately 6,700 full-time and 4,400 part-time employees. Approximately 25% of our employees are covered by collective bargaining agreements. No single collective bargaining agreement covers a material number of employees. We believe that our employee relations are good.

Insurance

We purchase comprehensive liability insurance covering certain claims that occur at parking facilities we lease or manage. The primary amount of such coverage is $2.0 million per occurrence and $2.0 million in the aggregate per facility for our garage liability and garage keepers legal liability coverages. In addition, we purchase umbrella/excess liability coverage. Under our various liability and workers’ compensation insurance policies, we are obligated to reimburse the insurance carrier for the first $250,000 of any loss. As a result, we are, in effect, self-insured for all claims up to the deductible levels. We utilize a third-party administrator to process and pay claims. We also purchase property insurance that provides coverage for loss or damage to our property and in some cases our clients’ property, as well as business interruption coverage for lost operating income and certain associated expenses. The deductible applicable to any given loss under our property insurance policy varies based upon the insured values and the peril that causes the loss. We also purchase group health insurance with respect to eligible full-time employees and family members (whether such employees work at leased or managed facilities) and are fully-insured for all covered expenses. We purchase workers’ compensation insurance for all eligible employees. We believe that our insurance coverage is adequate and is consistent with industry practice.

Because of the size of the operations covered and our claims experience, we purchase insurance policies at prices that we believe represent a discount to the prices that would typically be charged to parking facility owners on a stand-alone basis. The clients for whom we operate parking facilities pursuant to management contracts have the option of purchasing their own liability insurance policies (provided that we are named as an additional insured pursuant to an additional insured endorsement), but historically many of our clients have chosen to obtain insurance coverage by being named as additional insureds under our master liability insurance policies. Pursuant to our management contracts we charge to such clients an allocated portion of our insurance-related costs at rates that we believe are competitive. A material reduction or increase in the number of clients who procure their insurance coverage by being named as additional insured’s under our liability policies could have a material effect on our operating income. In addition, a material change in insurance costs due to a change in the number of claims, claims costs or premiums paid by us could have a material effect on our operating income. With respect to our management contract locations, it has been our practice to recover our costs through the rates we charge our clients for insurance. In addition, we have taken steps to control our insurance costs and losses, including the implementation of various measures and safety and incentive programs.

Competition

The parking industry is fragmented and highly competitive, with limited barriers to entry. We face direct competition for additional facilities to manage or lease, while our facilities themselves compete with nearby facilities for our parking customers and in the labor market generally for qualified employees. Moreover, the construction of new parking facilities near our existing facilities can adversely affect our business. We are one of four national parking management companies, with the others being Ampco System Parking, Central Parking Corporation and Imperial Parking Corporation. We also face competition from numerous smaller, locally owned independent parking operators, as well as from developers, hotels, national financial services companies and other institutions that manage both their own parking facilities as well as facilities owned by others. Many municipalities and other governmental entities also operate their own parking facilities, potentially eliminating those facilities as management or lease opportunities for us. Some of our present and potential competitors have or may obtain greater financial and marketing resources than us, which may negatively impact our ability to retain existing contracts and gain new contracts. We face significant competition in our efforts to provide ancillary services such as shuttle bus services and on-street parking enforcement. Several large companies specialize in these services.

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

Regulation

Regulations by the Federal Aviation Administration may affect our business. The FAA generally prohibits parking within 300 feet of airport terminals during times of heightened alert. The 300 feet rule and new regulations may nevertheless prevent us from using a number of existing spaces during heightened security alerts at airports. Reductions in the number of parking spaces may reduce our gross profit and cash flow for both our leased facilities and those facilities we operate under management contracts.

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

Available Information

Our Internet address is www.standardparking.com. There we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. Our SEC reports can be accessed through the investor relations section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

Intellectual Property

Standard Parking® and the Standard Parking logo are service marks registered with the United States Patent and Trademark Office. In addition, we have registered the names and, as applicable, the logos of all of our material subsidiaries and divisions as service marks with the United States Patent and Trademark Office or the equivalent state registry, including the right to the exclusive use of the name Central Park in the Chicago metropolitan area. We invented the Multi-Level Vehicle Parking Facility,  musical Theme Floor Reminder System, and obtained trademark registrations for our proprietary parker programs, such as Books-to-Go®, Films-To-Go®, Little Parkers® and Ambiance in Parking® and our comprehensive training program, Standard University®. We have also registered the copyright rights in our proprietary software, such as ClientView©, Hand Held Program©, License Plate Inventory Programs©, ParkNet® and ParkStat© with the United States Copyright Office.

Item 1A.     Risk Factors

You should carefully consider the following specific risk factors as well as other information contained or incorporated by reference in this report, as these, among others, are important factors, that could cause our actual results to differ from our expected historical results. It is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete statement of all our potential risks or uncertainties.

Risk Factors

Our indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations.

On December 31, 2005, 2004 and 2003 we had total indebtedness of approximately $92.1 million, $109.8 million and $161.1 million, respectively.

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

We are entered into a 25-year lease with the State of Connecticut that expires on April 6, 2025, under which we lease the surface parking and 3,500 garage parking spaces at Bradley International Airport located in the Hartford, Connecticut metropolitan area. The parking garage was financed on April 6, 2000 through the issuance of $47.7 million of State of Connecticut special facility revenue bonds. The Bradley agreement provides that we deposit with a trustee for the bondholders all gross revenues collected from operations of the surface and garage parking, and from these gross revenues, the trustee pays debt service on the special facility revenue bonds, operating and capital maintenance expenses of the surface and garage parking facilities and specific annual guaranteed minimum payments to the State. Principal and interest on the Bradley special facility revenue bonds increases from approximately $3.6 million in lease year 2002 to approximately $4.5 million in lease year 2025. Our annual guaranteed minimum payments to the State increase from approximately $8.3 million in lease year 2002 to approximately $13.2 million in lease year 2024.

To the extent that monthly gross receipts are not sufficient for the trustee to make the required payments, we are obligated, pursuant to our guaranty agreement, to deliver the deficiency amount to the trustee within three business days of notice. We are responsible for these deficiency payments regardless of the amount of utilization for the Bradley parking facilities. We received net repayments of previous deficiency payments of $1.5 million in 2005. Although the State of Connecticut has an obligation to raise parking rates to offset a decline in usage, there is no guarantee that the State of Connecticut will raise rates enough to offset a decline in usage or that any change in rates will result in revenues sufficient to cover the trustee’s payments without resort to our guaranty. Although we expect to recover all amounts owed to us, we expect that in any given period we may have to make additional deficiency payments.

Our business would be harmed if fewer clients obtain insurance coverage through us.

Many of our clients have historically chosen to obtain liability insurance coverage for the locations we manage by being named as additional insureds under our master insurance policies. Clients do, however, have the option of purchasing such insurance independently, as long as we are named as an additional insured pursuant to an additional insured endorsement. We purchase insurance policies at prices that we believe represent a discount to the prices that would typically be charged to parking facility owners on a stand-alone basis. Pursuant to our management contracts, we allocate a portion of our risk management costs, at rates we believe are competitive, to those clients who choose to obtain their insurance coverage by being named as additional insured’s under our insurance policies. A material reduction in the number of clients who choose to obtain their insurance coverage from us in that manner could have a material adverse effect on our operating income.

Additional funds would need to be reserved for future insurance losses if such losses are worse than expected.

We provide liability and worker’s compensation insurance coverage consistent with our obligations to our clients under our various management contracts and leases. We are obligated to reimburse our insurance carrier for each loss incurred in the current policy year up to the amount of a deductible specified in our insurance policies. The deductible for our various liability and workers’ compensation policies is $250,000. We also purchase property insurance that provides coverage for loss or damage to our property, and in some cases our clients’ property, as well as business interruption coverage for lost operating income and certain associated expenses. The deductible applicable to any given loss under our property insurance policy varies based upon the insured values and the peril that causes the loss. Our financial statements reflect our funding of all such obligations based upon guidance and evaluation we have received from third-party insurance professionals. There can be no assurance, however, that the ultimate amount of our obligations will not exceed the amount presently funded or accrued, in which case we would need to set aside additional funds to reserve for any such excess. Our obligations could increase if we receive a greater number of insurance claims or the cost of claims generally increases. A material increase in insurance costs due to a change in the number of claims, claims costs or premiums paid by us could have a material adverse effect on our operating income.

We face business and financial risk in implementing our growth strategy.

We face risks in growing our business, either organically or through acquisitions. Risks include:

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

The rate of our expansion will depend in part upon the availability of adequate capital, which in turn will depend in large part upon cash flow generated by our business and the availability of equity and debt capital. We believe that we will be able to obtain equity or debt capital on acceptable terms. However, our senior credit facility, and the indentures governing our 9 1/4% notes contain provisions that restrict our ability to incur additional indebtedness and/or make substantial asset sales that might otherwise be used to finance our expansion. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness. As a result, we cannot assure you that we will be able to finance our current growth strategy.

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

As of December 31, 2005, we operated approximately 86% of our parking facilities pursuant to management contracts. Under these contracts, we typically receive a base monthly fee for managing the facility as well as amounts attributable to ancillary services, and we may also receive an incentive fee based on the achievement of facility performance objectives. However, some management contracts, which are referred to as “reverse” management contracts, usually provide for larger management fees and require the facility manager to pay certain of these parking facility costs, which exposes us to greater risk. Many of these contracts are for a one-year term and may be canceled by the client for various reasons, including development of the real estate for other uses. Many of these contracts are cancelable on as little as 30 days’ notice without cause. Our ability to continue operating in these facilities is based on the client’s satisfaction with our performance.

As of December 31, 2005, we operated approximately 14% of our parking facilities pursuant to leases. Although there is generally more potential for income from leased facilities than from management contracts, they also generally carry more risk. Under some of these lease contracts, we are obligated to pay to the owner of the facility a fixed base rent, often regardless of the actual utilization of the facility. Some of these leases can be for periods exceeding ten years. Maintenance and operating expenses for leased facilities are borne by us and are not passed through to the owner, unlike management contracts. A decline in facility utilization could result in lease payments exceeding the revenues received for operating the parking facility. Many of these leases may be canceled by the client for various reasons, including development of the real estate for other uses. Some are cancelable on as little as 30 days’ notice without cause.

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

We derive a significant percentage of our gross profit from parking facilities and parking related services in and around airports. For the year ended December 31, 2005, approximately 20% of gross profit was derived from those operations. The Federal Aviation Administration generally prohibits parking within 300 feet of airport terminals during periods of heightened security. While the prohibition is not currently in effect, there can be no assurance that this governmental prohibition will not again be reinstated. The existing regulations governing parking within 300 feet of airport terminals or future regulations may prevent us from using certain parking spaces. Reductions in the number of parking spaces and air travelers may reduce our revenues and cash flow for both our leased facilities and those facilities we operate under management contracts.

The sureties for our performance bond program may require additional collateral to issue or renew performance bonds in support of certain contracts or may elect not to provide us with new or renewal performance bonds for any reason.

Under substantially all of our contracts with municipalities, government entities and airports, we are required to provide a performance bond to support our obligations under the contract. We currently have commitments from certain surety carriers to provide us with a certain amount of bonding capacity without requiring any additional collateral from us. Nevertheless, in the event of any material adverse changes in our financial condition or in the event of changes in the surety industry, the sureties for our performance bond program could require us to collateralize our performance bonds with additional letters of credit. Our need to collateralize surety bonds would reduce the availability of funds under our senior credit facility and limits funds available for debt service, investments in our growth strategies, working capital and capital expenditure requirements. If we are required but are unable to provide sufficient collateral in the future, our sureties may not issue performance bonds to support our obligations under certain contracts. As of December 31, 2005, we had approximately $0.3 million of letters of credit outstanding as collateral with respect to our sureties issuance of performance bonds.

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

We do not maintain insurance coverage for all possible risks.

We maintain a comprehensive portfolio of insurance policies to help protect us against loss or damage incurred from a wide variety of insurable risks. Each year, we review with our professional insurance advisers whether the insurance policies and associated coverages that we maintain are sufficient to adequately protect us from the various types of risk to which we are exposed in the ordinary course of business. That analysis takes into account various pertinent factors such as the likelihood that we would incur a material loss from any given risk when viewed in light of the cost of obtaining insurance coverage against any such risk. While we believe that we maintain a comprehensive portfolio of insurance that is consistent with customary business practices and adequately protects us from the risks that we typically face in the ordinary course of our business, there can be no assurance that we may not sustain a material loss for which we do not maintain insurance coverage.

We believe that our client base is becoming more concentrated.

Because national property owners, managers and developers and other property management companies tend to own or manage multiple properties, our ability to provide parking services for a large number of properties becomes dependent on our relationships with these entities. As this happens, such clients become more significant to our business. The loss of one of these clients or the sale of properties they own to clients of our competitors could have a material adverse effect on our business and financial condition. Additionally, large clients with extensive portfolios have greater negotiating power when negotiating contracts, which could adversely affect our profit margins.

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

We have substantial net operating losses, or NOLs, for U.S. federal and state income tax purposes. As a result of the initial public offering completed in June 2004, an ownership change occurred under Internal Revenue Code Section 382 that limits our ability to use pre-change NOLs to reduce future taxable income.

We may be unable to renew our insurance coverage.

Our liability and worker’s compensation insurance coverage expires on an annual basis. Failure to renew the existing coverage or to procure new coverage would have a material adverse effect on our business, financial condition and results of operations by preventing us from accepting new contracts and by placing us in default under a majority of our existing contracts. There can be no assurance that our insurance carriers will in fact be willing to renew our coverage at any rate at the expiration date. Furthermore, a material increase in the cost of insurance premiums could adversely affect our financial condition and results of operations.

Our parent company, Steamboat Industries LLC, and its wholly owned subsidiary, Steamboat Industries, N.V., which are controlled by our chairman, control our major corporate decisions.

Our parent company, Steamboat Industries LLC, and its wholly owned subsidiary, Steamboat Industries N.V., which are controlled by our chairman, John V. Holten, owns 51% of our outstanding common stock as of December 31, 2005. As a result, Steamboat Industries LLC and its subsidiary control us, the election and removal of the directors on our board of directors, and our management and policies. Steamboat Industries LLC and its subsidiary also control all matters regarding stockholder approval, including the amendment of certain provisions of our certificate of incorporation and by-laws and the approval of fundamental corporate transactions. Steamboat Industries LLC also has the ability to pledge shares of our common stock as security for its debt obligations. We have only 12,100,000 shares of capital stock authorized, of which only 1,406,973 shares remain unissued after giving effect to all authorized options under our long-term incentive plan. As a result, we require the consent of Steamboat Industries LLC and its subsidiary in order to authorize and issue additional common stock in connection with corporate actions that may be beneficial to our business or to our stockholders, such as increasing the number of shares authorized under our Long-Term Incentive Plan for the retention of management, acquisitions for stock and mergers. The ability of our parent company to control our major corporate decisions may harm the market price for our common stock by delaying, deferring or preventing a business combination involving our company; causing us to enter into transactions that are not in the best interests of all stockholders or discouraging third-party investors.

A majority of our board of directors are not considered “independent” under the rules of The NASDAQ Stock Market, Inc.

Steamboat Industries LLC and its subsidiary own a majority of our common stock. As a result, we are a “controlled company” under the rules of The NASDAQ Stock Market, Inc., and we rely on the “controlled company” exception to the board of directors and committee composition requirements under rules of The NASDAQ Stock Market, Inc. Pursuant to this exception, we are exempt from the rule that requires that (i) our board of directors be comprised of a majority of “independent directors”; (ii) our compensation committee be comprised solely of “independent directors”; and (iii) our nominating and corporate governance committee be comprised solely of “independent directors”, as defined under the rules of The NASDAQ Stock Market, Inc. Because we rely upon this exemption, a majority of our board of directors are not considered “independent”. Furthermore,  our compensation and nominating and corporate governance committee are not comprised solely of “independent directors,” as only one member out of the three member-directors for each committee is considered “independent” under the rules of The NASDAQ Stock Market, Inc. The “controlled company” exception does not modify the independence requirements of the audit committee.

Many of our employees are covered by collective bargaining agreements.

Approximately 25% of our employees are represented by labor unions. Approximately 34% of our collective bargaining contracts, representing 6% of our employees, are up for renewal in 2006. There can be no assurance that we will be able to renew existing labor union contracts on acceptable terms. Employees could exercise their rights under the labor union contract, which could include a strike or walk-out. In such cases, there are no assurances that we would be able to staff sufficient employees for our short-term needs. Any such labor strike or our inability to negotiate a satisfactory contract upon expiration of the current agreements could have a negative effect on our business and financial results.

We make contributions to multiemployer benefit plans on behalf of certain employees covered by collective bargaining agreements and could be responsible for paying unfunded liabilities incurred by such benefit plans, which amount could be material.

Economic and demographic trends could materially adversely affect our business.

Our business operations are located in North America and tend to be concentrated in large urban areas. Our business could be materially adversely affected to the extent that economic or demographic factors result in the movement of white-collar jobs from urban centers to suburbs or even out of North America; increased office vacancies in urban areas or movement toward home office alternatives; or lower consumer spending or employment levels.

Item 1B.               Unresolved Staff Comments

None.

ITEM 2.                PROPERTIES

Parking Facilities

The Company operates parking facilities in 43 states and the District of Columbia in the United States and three provinces of Canada. We do not currently own any parking facilities. The following table summarizes certain information regarding the Company’s facilities as of December 31, 2005:

		# of Locations			# of Spaces
States/Provinces	Airports and Urban Cities	Airport	Urban	Total	Airport	Urban	Total
Alabama	Airports	3	—	3	1,562	—	1,562
Alberta	Airport, Calgary, Edmonton	1	21	22	—	8,574	8,574
Arizona	Airport, Phoenix	1	12	13	—	10,584	10,584
British Columbia	Vancouver	—	29	29	—	3,075	3,075
California	Airport, Los Angeles, Long Beach, San Diego, San Francisco, and San Jose	6	537	543	4,073	189,061	193,134
Colorado	Airports, Colorado Springs, and Denver	1	29	30	7,700	23,107	30,807
Connecticut	Airports	9	—	9	7,941	—	7,941
Delaware	Wilmington	—	1	1	—	473	473
District of Columbia	Washington, DC	—	37	37	—	12,480	12,480
Florida	Airports, Miami, Orlando and Pensacola	6	78	84	16,627	31,215	47,842
Georgia	Airports and Atlanta	3	15	18	5,433	16,388	21,821
Hawaii	Airports and Honolulu	4	38	42	2,777	17,371	20,148
Idaho	Airports	1	—	1	372	—	372
Illinois	Airports and Chicago	12	202	214	29,986	102,903	132,889
Indiana	Airports, Indianapolis and Ft. Wayne	1	4	5	1,234	2,450	3,684
Iowa	Airports and Des Moines	2	1	3	3,487	2,603	6,090
Kansas	Topeka, Wichita, Bonner Springs	—	8	8	—	16,005	16,005
Kentucky	Airports	3	—	3	16,060	—	16,060
Louisiana	Airport and New Orleans	1	42	43	1,302	19,782	21,084
Maine	Airports and Portland	3	1	4	3,809	528	4,337
Maryland	Baltimore, Bethesda and Towson	—	19	19	—	7,104	7,104
Massachusetts	Boston, Cambridge, and Worchester	—	120	120	—	39,471	39,471
Michigan	Airports and Detroit	7	2	9	11,006	270	11,276
Minnesota	Airport, Minneapolis and St. Paul	1	39	40	555	17,198	17,753
Missouri	Airports and Kansas City	6	113	119	24,238	25,038	49,276
Montana	Airports	7	—	7	3,674	—	3,674
Nebraska	Airports	2	—	2	1,307	—	1,307
Nevada	Las Vegas and Reno	—	11	11	—	2,280	2,280
New Jersey	Upper Montclair	—	2	2	—	2,818	2,818
New Mexico	Airport	1		1	—	—	—
New York	Airports, Buffalo and Rochester	6	44	50	10,380	29,800	40,180
North Carolina	Charlotte	—	1	1	—	818	818
North Dakota	Airports	2	—	2	1,415	—	1,415
Ohio	Airports, Akron, Cleveland, Cincinnati, Columbus and Toledo	6	138	144	11,406	95,727	107,133
Ontario	North York and Toronto	—	47	47	—	38,442	38,442
Oregon	Airports	2	—	2	1,673	—	1,673
Pennsylvania	Airports	2	—	2	2,105	—	2,105
Rhode Island	Providence	—	2	2	—	4,845	4,845
South Dakota	Airports	3	—	3	1,909	—	1,909
Tennessee	Airports, Memphis and Nashville	2	19	21	649	4,685	5,334
Texas	Airports, Dallas, Forth Worth and Houston	3	85	88	3,165	77,061	80,226
Utah	Salt Lake City	—	1	1	—	2,620	2,620
Vermont	Burlington	—	1	1	—	560	560
Virginia	Alexandria, Richmond and Virginia Beach	—	73	73	—	39,553	39,553
Washington	Airports, Seattle, and Bellingham	2	9	11	822	3,107	3,929
Wisconsin	Airports and Milwaukee	3	12	15	3,868	3,436	7,304
Wyoming	Casper	—	1	1	—	1,200	1,200
	Totals	112	1,794	1,906	180,535	852,632	1,033,167

We have interests in 14 joint ventures, each of which operates between one and 22 parking facilities. We are the general partner of three limited partnerships, each of which operates between one and nine parking facilities. For additional information, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Operating Facilities.”

Office Leases

We lease approximately 24,000 square feet of office space for our corporate offices in Chicago, Illinois. The lease expires in 2013. The lease includes an expansion option for up to 6,000 additional square feet of space, and we have a right of first opportunity on an additional 24,000 square feet. We believe that the leased facility, together with our expansion options, is adequate to meet current and foreseeable future needs.

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

Thomas J. Moriarty, Trustee on behalf of Teamsters Local Union No. 727 Pension Fund, Teamsters Local Union No. 727 Health and Welfare Fund and Teamsters Local Union No. 727 Legal and Educational Assistance Fund, Plaintiff v. Standard Parking Corporation IL and Standard Parking Corporation, Defendants, Case No. 03C 9403, United States District Court, Northern District of Illinois, Eastern Division.

This matter was filed on December 30, 2003 by Thomas J. Moriarty, trustee, on behalf of the Teamsters Local 727 Pension, Health and Welfare, and Legal and Educational Assistance Funds. The action was brought under the Labor Management Relations Act (LMRA) and the Employee Retirement Income Security Act of 1974 (ERISA); The lawsuit seeks to recover alleged unpaid contributions to the Teamsters Local 727 benefit funds that plaintiff claims are owed under the collective bargaining agreements in effect for the period January 1, 2000 through December 31, 2002. Plaintiff seeks to recover (1) unpaid contributions; (2) interest on the alleged delinquencies; (3) liquidated damages of 20% of the unpaid contributions, or the interest relating to these contributions (“double interest”); and (4) attorneys fees and audit costs. These have been no significant procedural events in the litigation.

The plaintiff’s final version of the underlying audit was not issued until August 4, 2005. The amount claimed on the audit (including interest, liquidated damages and auditors fees), is approximately $1.64 million. The Company disputes the plaintiff’s audit findings.

The Company completed its initial review of plaintiff’s audit in December 2005 and delivered its findings to plaintiff’s auditors for their review and response. The Company is awaiting comments from plaintiff’s auditors before undertaking any additional formal discussions. No significant court deadlines exist at the present time. Substantial formal discovery is expected to begin in the second half of 2006 if the parties are unable to resolve the disputed amounts in the audit report.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2005.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ National Market under the symbol “STAN”. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the NASDAQ.

	2005			2004
	Sales Price		Cash Dividends	Sales Price		Cash Dividends
Quarter Ended	High	Low	Declared	High	Low	Declared
March 31	$16.00	$14.10	—	n/a	n/a	—
June 30	$17.27	$13.80	—	$14.69	$11.86	—
September 30	$19.40	$15.90	—	$13.75	$12.25	—
December 31	$20.05	$18.02	—	$17.42	$12.00	—

As of March 3, 2006, there were approximately 529 holders of our common stock, based on the number of record holders of our common stock and an estimate of the number of individual participants represented by security position listings.

We did not pay a cash dividend in respect of our common stock in 2005 or 2004. By the terms of our senior credit facility, we are restricted from paying cash dividends on our capital stock while such facility is in effect. In 2004, we accrued dividends in respect of our Series C redeemable preferred stock in additional shares of Series C redeemable preferred stock aggregating $2.9 million. In 2004, we accrued dividends in respect to our Series D preferred stock aggregating $4.4 million.

The indenture governing our 9 1/4% notes limits our ability to pay cash dividends. Unless we meet certain financial ratios, we may not pay dividends in respect of our capital stock except for those payable in additional shares of stock.

There are no restrictions on the ability of our wholly owned subsidiaries to pay cash dividends to us.

Plan Category	Number of securities to be based upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by securities holders	566,545	$8.17	433,455
Equity compensation plans not approved by securities holders	—	—	—
Total	566,545	$8.17	433,455

We did not repurchase any of our shares in the fourth quarter of 2005.

ITEM 6.                SELECTED FINANCIAL DATA

The following table presents selected historical consolidated financial data as of December 31, 2005, 2004 and 2003, derived from our audited consolidated financial statements, which are included elsewhere herein. The table also presents selected historical consolidated financial data as of December 31, 2002 and 2001 derived from our audited consolidated financial statements, which are not included herein. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Result of Operations” and the historical consolidated financial statements and notes thereto for years 2005, 2004 and 2003 which are included elsewhere herein. The historical results do not necessarily indicate results expected for any future period.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	($ in Thousands)
Statement of Operations Data:
Parking services revenue:
Lease contracts	$154,099	$148,752	$138,681	$142,376	$156,411
Management contracts	93,876	83,712	76,613	78,029	87,403
Reimbursement of management contract expense	338,679	331,171	330,243	326,146	317,973
Total revenue(1)	586,654	563,635	545,537	546,551	561,787
Cost of parking services:
Lease contracts	141,037	134,548	125,153	128,871	142,555
Management contracts	37,101	34,029	29,439	35,201	44,272
Reimbursed management contract expense	338,679	331,171	330,243	326,146	317,973
Total cost of parking services(1)	516,817	499,748	484,835	490,218	504,800
Gross profit:
Lease contracts	13,062	14,204	13,528	13,505	13,856
Management contracts	56,775	49,683	47,174	42,828	43,131
Total gross profit	69,837	63,887	60,702	56,333	56,987
General and administrative	38,922	33,470	32,907	30,309	29,979
Depreciation and amortization	6,427	6,957	7,501	7,554	15,501
Special charges	—	—	1,055	2,897	15,869
Management fee-parent company	—	1,500	3,000	3,000	—
Non-cash stock option compensation expense	—	2,299	—	—	—
Valuation allowance related to long-term receivables	900	—	2,650	—	—
Operating income (loss)	23,588	19,661	13,589	12,573	(4,362)
Interest expense	9,398	13,369	16,797	16,246	18,403
Interest income	(841)	(534)	(238)	(281)	(804)
Gain on extinguishment of debt	—	(3,832)	(1,757)	—	—
Bad debt provision related to related-party non-operating receivables	—	—	—	—	12,878
Minority interest	326	349	357	180	209
Income tax (benefit) expense	(14)	(112)	411	252	406
Net income (loss) before preferred stock dividends and increase in value of common stock subject to put/call	14,719	10,421	(1,981)	(3,824)	(35,454)
Preferred stock dividends	—	(7,243)	(15,630)	(13,540)	(6,354)
Increase in value of common stock subject to put/call	—	(538)	(1,242)	(970)	(2,196)
Net income (loss)	$14,719	$2,640	$(18,853)	$(18,334)	$(44,004)

	Year Ended December 31,
	2005	2004	2003	2002	2001
	($ in Thousands)
Balance Sheet Data (at end of year):
Cash and cash equivalents	$10,777	$10,360	$8,470	$6,153	$7,602
Working capital deficiency	(9,544)	(8,115)	(9,243)	(9,143)	(20,156)
Total assets	201,353	195,102	189,585	190,950	192,234
Total debt	92,108	109,750	161,079	166,173	175,257
Convertible redeemable preferred stock, series D	1	1	56,399	47,224	—
Redeemable preferred stock, series C	—	—	60,389	56,347	61,330
Common stock subject to put/call rights	—	—	10,712	9,470	8,500
Common stockholders’ equity (deficit)	24,412	15,339	(166,002)	(147,560)	(20,156)

(1)          Restated to include reimbursable management contract expense in accordance with a new accounting standard (EITF 01-14) adopted during the second quarter ended June 30, 2002.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our results of operations should be read in conjunction with the “Selected Financial Data” and our consolidated financial statements and the related notes included elsewhere herein. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth in Item 1A under “Risk Factors” and elsewhere herein.

Overview

Our Business

We manage parking facilities in urban markets and at airports across the United States and in three Canadian provinces. We do not own any facilities, but instead enter into contractual relationships with property owners or managers.

We operate our clients’ parking properties through two types of arrangements: management contracts and leases. Under a management contract, we typically receive a base monthly fee for managing the facility, and we may also receive an incentive fee based on the achievement of facility performance objectives. We also receive fees for ancillary services. Typically, all of the underlying revenues and costs of parking services under a standard management contract flow through to our clients rather than to us. However, some management contracts, which are referred to as “reverse” management contracts, usually provide for larger management fees and require us to pay various costs. Under lease arrangements, we generally pay to the property owner either a fixed annual rent, a percentage of gross customer collections or a combination thereof. We collect all revenues under lease arrangements and we are responsible for most operating expenses, but we are typically not responsible for major maintenance, capital expenditures or real estate taxes. Margins for lease contracts vary significantly, not only due to operating performance, but also due to variability of parking rates in different cities and varying space utilization by parking facility type and location. As of December 31, 2005, we operated 86% of our locations under management contracts and 14% under leases.

In evaluating our financial condition and operating performance, management’s primary focus is on our gross profit, total general and administrative expense and general and administrative expense as a percentage of our gross profit. Although the underlying economics to us of management contracts and leases are similar, the manner in which we are required to account for them differs. Revenue from leases includes all gross customer collections derived from our leased locations (net of parking tax), whereas revenue from management contracts only includes our contractually agreed upon management fees and amounts attributable to ancillary services. Gross customer collections at facilities under management contracts, therefore, are not included in our revenue. Accordingly, while our revenue can fluctuate simply based on the proportion of leases to management contracts, our gross profit will not fluctuate merely because of the structure of our operating agreements. For example, as of December 31, 2005, 86% of our locations were operated under management contracts and 81% of our gross profit for the year ended December 31, 2005 was derived from management contracts. Only 38% of total revenue (excluding reimbursement of management contract expenses), however, was from management contracts because under those contracts the revenue collected from parking customers belongs to our clients. Therefore, gross profit and total general and administrative expense, rather than revenue, are management’s primary focus.

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

In connection with our Initial Public Offering, we exchanged a portion of our 11¼% Redeemable Preferred Stock (the “Series C preferred stock”), that was owned by Steamboat Industries LLC for 5,789,499 shares of our common stock. Our remaining Series C preferred stock was contributed to us by our parent as a capital contribution. There are no authorized or outstanding shares of Series C preferred stock.

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

General Business Trends

We believe that sophisticated commercial real estate developers and property managers and owners recognize the potential for parking and related services to be a profit generator rather than a cost center. Often, the parking experience makes both the first and the last impressions on their properties’ tenants and visitors. By outsourcing these services, they are able to capture additional profit by leveraging the unique operational skills and controls that an experienced parking management company can offer. Our ability to consistently deliver a uniformly high level of parking and related services and maximize the profit to our clients improves our ability to win contracts and retain existing locations. Our retention rate for the twelve month period ended December 31, 2005 was 91%, compared to 88% for the year-ago period, which also reflects our decision not to renew, or to terminate, unprofitable contracts.

We are also experiencing an increase in our ability to leverage existing relationships to increase the scope of services provided, thereby increasing the profit per location. For the year ended December 31, 2005 compared to the year ended December 31, 2004, we improved average gross profit per location by 8.7% from $33,696 thousand to $36,640 thousand.

Summary of Operating Facilities

We focus our operations in core markets where a concentration of locations improves customer service levels and operating margins. The following table reflects our facilities operated at the end of the years indicated:

	December 31, 2005	December 31, 2004	December 31, 2003
Managed facilities	1,643	1,591	1,567
Leased facilities	263	295	294
Total facilities	1,906	1,886	1,861

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

•        Parking services revenue—management contracts.   Management contract revenue consists of management fees, including both fixed and performance-based fees, and amounts attributable to ancillary services such as accounting, equipment leasing, payments received for exercising termination rights, consulting, development fees, gains on sales of contracts, insurance and other value-added services with respect to managed locations. Development fees received from a customer for which we have provided certain consulting services as part of our offerings of ancillary management services and gains from sales of contracts for which we have no asset basis or ownership interest and would be received as part of a formula buy-out. We believe we generally purchase required insurance at lower rates than our clients can obtain on their own because we effectively self-insure for all liability and worker’s compensation claims by maintaining a large per-claim deductible. As a result, we have generated operating income on the insurance provided under our management contracts by focusing on our risk management efforts and controlling losses. Management contract revenues do not include gross customer collections at the managed locations as this revenue belongs to the property owner rather than to us. Management contracts generally provide us with a management fee regardless of the operating performance of the underlying facility.

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

Special Charges

We recorded no special charges in 2005 or 2004. During 2003 we incurred a variety of special charges. These charges included costs associated with: the write off of debt issuance costs related to the debt exchange, employee severance costs, and certain expenses of AP Holdings, Inc., our former parent.

Management Fee

We recorded no management fee in 2005. The fee was terminated upon the closing of the initial public offering in June 2004. We recorded $1.5 million and $3.0 million in management fees for the years ended December 31, 2004 and 2003, respectively.

Valuation Allowance Related to Long-term Receivables

Valuation allowance related to long-term receivables is recorded when there is an extended length of time estimated for collection of long-term receivables.

Results of Operations

Hurricane Katrina

Our operations were impacted by Hurricane Katrina during the year ended December 31, 2005 compared to the year ended December 31, 2004. The impact is a $1.2 million reduction in net income compared to the year-ago period and the recording of a $0.5 million provision to cover the deductible portion of our casualty insurance program that we expect to incur in connection with the hurricane related insurance claim that we will file. We estimate that we have sustained insured property damage from the hurricane in excess of $2.7 million. We have assumed the damage was considered damage caused by wind and not flood which has a higher deductible percentage.

We believe that we are entitled to recover the total amount of all losses sustained as a result of  Katrina, less the deductible that we have accrued for at $0.5 million. No amounts have been recorded related to any expected recoveries from our insurance carriers.

Fiscal 2005 Compared to Fiscal 2004

Parking services revenue—lease contracts.   Lease contract revenue increased $5.3 million, net of $2.1 million attributable to Katrina, or 3.6%, to $154.1 million for the year ended December 31, 2005, compared to $148.8 million in the year-ago period. This increase resulted from an increase in same location revenue of $5.7 million, for the year ended December 31, 2005, compared to the year-ago period. This increase was due to increases in short-term parking revenue of $4.8 million, or 6.2%, and an increase in monthly parking revenue and other of $0.9 million, or 2.2%. Partially offsetting this increase, was a net decrease of $0.4 million attributable to an increase of $13.5 million in revenues from new locations that was offset by reductions in revenue related to contract expirations of $13.9 million.

Parking services revenue—management contracts.   Management contract revenue increased $10.2 million, net of $0.2 million attributable to Katrina, or 12.1%, to $93.9 million for the year ended December 31, 2005, compared to $83.7 million in the year-ago period. This increase resulted from a net increase of $2.6 million attributable to $8.9 million in revenues from new locations that was offset by reductions in revenue attributable to contract expirations of $6.3 million. We experienced an increase in same location revenue of $7.6 million, or 10.8%, for the year ended December 31, 2005, compared to the year-ago period. This increase was primarily due to additional fees from reverse management locations and ancillary services.

Reimbursement of management contract expense.   Reimbursement of management contract expenses increased $7.5 million, or 2.3%, to $338.7 million for the year ended December 31, 2005, compared to $331.2 million for the year-ago period. This increase resulted from additional reimbursements for costs incurred on the behalf of owners.

Cost of parking services—lease contracts.   Cost of parking services for lease contracts increased $6.5 million, net of a benefit of $0.7 million attributable to Katrina, or 4.8%, to $141.0 million for the year ended December 31, 2005, compared to $134.5 million in the year-ago period. This increase resulted from an increase of $13.2 million in costs from new locations that was offset by reductions in costs attributable to contract expirations of $12.8 million. We experienced an increase in same location costs of $6.1 million, or 5.5%, for the year ended December 31, 2005, compared to the year-ago period. This increase was due to increases in rent expense of $4.2 million, or 5.3%, due to percentage rental payments from increased revenue, $1.4 million, or 5.5% for increases in other operating costs and $0.5 million for a provision for the deductible portion of our casualty loss related to the impact of  Katrina.

Cost of parking services—management contracts.   Cost of parking services for management contracts increased $3.1 million, or 9.0%, to $37.1 million for the year ended December 31, 2005, compared to $34.0 million in the year-ago period. This increase resulted from a net increase of $1.7 million attributable to $6.1 million in costs from new locations that was partially offset by reductions in costs attributable to contract expirations of $4.4 million. We experienced an increase in same location costs of $1.4 million, or 5.7%, for the year ended December 31, 2005 compared to the year-ago period. This increase was due to increases attributable to operating expenses on our reverse management locations of $1.4 million, or 3.4%, and increases in other operating expenses of $0.3 million, offset by a net reduction of $0.3 million in compensation and benefits.

Reimbursed management contract expense.   Reimbursed management contract expenses increased $7.5 million, or 2.3%, to $338.7 million for the year ended December 31, 2005, compared to $331.2 million for the year-ago period. This increase resulted from additional reimbursed costs incurred on the behalf of owners.

Gross profit—lease contracts.   Gross profit for lease contracts decreased $1.1 million, or 8.0%, to $13.1 million for the year ended December 31, 2005, compared to $14.2 million for the year-ago period. Gross margin for lease contracts decreased to 8.5% at December 31, 2005, compared to 9.5% for the year-ago period. The margin decrease was due to the $0.5 million for a provision for the deductible portion of our casualty loss and $0.9 million in operations related to the impact of  Katrina.

Gross profit—management contracts.   Gross profit for management contracts increased $7.1 million, or 14.3%, to $56.8 million for the year ended December 31, 2005, compared to $49.7 million for the year-ago period. Gross margin for management contracts increased to 60.5% for the year ended December 31, 2005, compared to 59.3% for the year-ago period. This increase was primarily due to additional fees from reverse management locations and ancillary services.

General and administrative expenses.   General and administrative expenses increased $5.5 million, or 16.3%, to $38.9 million for the year ended December 31, 2005, compared to $33.4 million for the year-ago period. This increase resulted primarily from increases in consulting and accounting fees incurred for regulation 404 certification of $0.8 million, professional fees and due diligence related to mergers and acquisitions of $0.6 million, a previously announced one-time bonus to executive management of $0.3 million and increases in payroll, payroll related expenses, and other costs of $3.2 million.

Management fee—parent company.   We recorded no management fee in 2005. The fee was terminated upon the closing of the initial public offering in June 2004. We recorded $1.5 million in management fee for the year ended December 31, 2004.

Valuation allowance related to long-term receivables.   We recorded $0.9 million as a valuation allowance related to long term receivables for the year ended December 31, 2005, compared to no allowance in the year-ago period. The valuation allowance relates to a long-term receivable for a facility in Minnesota where a breakdown in negotiations to restructure the contract has occurred. The allowance was recorded due to the uncertainty of future collections.

Interest expense.   Interest expense decreased $4.0 million, or 29.7%, to $9.4 million for the year ended December 31, 2005, compared to $13.4 million for the year-ago period. The decrease resulted primarily from the redemption of the 14% Notes and refinancing our senior credit facility, in conjunction with our initial public offering in June 2004.

Interest income.   Interest income increased $0.3 million, or 57.5%, to $0.8 million for the year ended December 31, 2005, compared to $0.5 million for the year-ago period. The increase resulted primarily from recognizing interest income due on the repayments received in 2005 for interest bearing guarantor payments related to Bradley International Airport. (See Note O to our consolidated financial statements.)

Income tax (benefit) expense.   Income tax (benefit) decreased $0.1 million for the year ended December 31, 2005, compared to a benefit of $0.1 million for the year-ago period. The year ended December 31, 2005 reflects the recognition of a reduction of the valuation allowance for the deferred tax assets of $0.4 million offset by an increase of $0.5 million of current and foreign tax expense.

Fiscal 2004 Compared to Fiscal 2003

Parking services revenue—lease contracts.   Lease contract revenue increased $10.1 million, or 7.3%, to $148.8 million in the year ended December 31, 2004, compared to $138.7 million in the year-ago period. This increase resulted from a net increase of $5.2 million attributable to $14.9 million in revenues from new locations and $1.1 million in revenues from the conversion of certain contracts to leases agreements from management agreements that was partially offset by reductions in revenue attributable to contract expirations of $10.8 million. We experienced an increase in same location revenue of $4.9 million, or 4.3%, for the year ended December 31, 2004, compared to the year-ago period. This increase was due to increases in short-term parking revenue of $4.4 million, or 4.9%, and an increase in monthly parking revenue of $0.5 million, or 1.3%.

Parking services revenue—management contracts.   Management contract revenue increased $7.1 million, or 9.3%, to $83.7 million in the first year ended December 31, 2004, compared to $76.6 million in the year-ago period. This increase resulted from a net increase of $3.6 million attributable to $7.4 million in revenues from new locations that was partially offset by reductions in revenue attributable to contract expirations of $3.8 million. We experienced an increase in same location revenue of $3.5 million, or 5.4%, for the year ended December 31, 2004, compared to the year-ago period. This increase was primarily due to additional fees from reverse management locations and ancillary services.

Reimbursement of management contract expense.   Reimbursement of management contract expenses increased $1.0 million, or 0.3%, to $331.2 million in the year ended December 31, 2004, as compared to

$330.2 million in the year-ago period. This increase resulted from additional reimbursements for costs incurred on the behalf of owners.

Cost of parking services—lease contracts.   Cost of parking for lease contracts increased $9.3 million, or 7.5%, to $134.5 million for the year ended December 31, 2004, compared to $125.2 million for the year ago period. The increase is primarily due to an increase in rent and concession fees of $8.4 million and an increase in payroll and payroll related expenses of $0.5 million which are primarily related to new locations.

Cost of parking services—management contracts.   Cost of parking for management contracts increased $4.6 million, or 15.6%, to $34.0 million for the year ended December 31, 2004, compared to $29.4 million for the year-ago period. The increase is primarily due to an increase in payroll and payroll related expenses of $3.9 million, an increase of $0.7 million in reserve for bad debts, a $0.2 million net charge primarily related to the recovery of certain taxes offset by additional rent payments, which were partially offset by decreases in other expenses of $0.2 million.

Reimbursed management contract expense.   Reimbursed management contract expense increased $1.0 million, or 0.3%, to $331.2 million in the year ended December 31, 2004, compared to $330.2 million in the year-ago period. This increase resulted from additional reimbursed costs incurred on the behalf of owners.

Gross profit—lease contracts.   Gross profit for lease contracts increased $0.7 million, or 5.0%, to $14.2 million for the year ended December 31, 2004, compared to $13.5 million in the year-ago period. Gross margin for lease contracts decreased slightly to 9.5% during 2004 compared to 9.8% during 2003. The increase in gross profit was related to the increase in new locations and the decrease in gross margin resulted from increased rent expense on new and existing contracts.

Gross profit—management contracts.   Gross profit for management contracts increased $2.5 million, or 5.3%, to $49.7 million for the year ended December 31, 2004, compared to $47.2 million in the year-ago period. Gross margin for management contracts decreased to 59.3% during 2004, compared to 61.6% during 2003. The increase in gross profit was related to the increase in new locations and the decrease in gross margin was related to the costs incurred on reverse management contracts.

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

Management fee—parent company.   We recorded $1.5 million for management fees for the year ended December 31, 2004, compared to $3.0 million in the year-ago period. We were a party to a management agreement with AP Holdings that provided for periodic payment of annual management fees of $3.0 million. We recorded and paid the management fees through the second quarter of 2004. The fee was terminated upon the closing of the initial public offering in June 2004.

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

Interest expense.   Interest expense decreased $3.4 million, or 20.4%, to $13.4 million for the year ended December 31, 2004, compared to $16.8 million for the year-ago period. The decrease resulted primarily from the redemption of the 14% Notes and refinancing our senior credit facility in conjunction with our initial public offering in June 2004.

Interest income.   Interest income increased $0.3 million, or 124.4%, to $0.5 million for the year ended December 31, 2004, compared to $0.2 million for the year-ago period. The increase resulted primarily from interest received on a sales tax refund.

Income tax (benefit) expense.   Income tax (benefit) increased $0.5 million to a (benefit) of $0.1 million for the year ended December 31, 2004, compared to expense of $0.4 million for the year-ago period. The $0.5 million decrease was due to the favorable adjustment of our foreign tax reserves.

Unaudited Quarterly Results

The following table sets forth our unaudited quarterly consolidated statement of operations data for the years ended December 31, 2005 and December 31, 2004. The unaudited quarterly information has been prepared on the same basis as the annual financial information and, in management’s opinion, includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information for the quarters presented. Historically, the Company’s revenues and operating results have varied from quarter to quarter and are expected to continue to fluctuate in the future. These fluctuations have been due to a number of factors, including: general economic conditions in the Company’s markets; additions of contracts; expiration and termination of contracts; conversion of lease contracts to management contracts; conversion of management contracts to lease contracts and changes in terms of contracts that are retained. The operating results for any historical quarter are not necessarily indicative of results for any future period.

	2005 Quarters Ended				2004 Quarters Ended
	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
	(unaudited)				(unaudited)
	($ in thousands)
Parking services revenue:
Lease contracts	$38,727	$39,140	$38,659	$37,573	$35,121	$37,120	$37,125	$39,386
Management contracts	21,817	23,315	24,347	24,397	20,873	21,575	20,089	21,175
Reimbursement of management contract expense	82,532	84,903	85,253	85,991	87,721	82,207	76,597	84,646
Total revenue	143,076	147,358	148,259	147,961	143,715	140,902	133,811	145,207
Cost of parking services:
Lease contracts	35,371	35,330	35,546	34,790	32,424	33,549	33,131	35,444
Management contracts	9,179	9,578	10,034	8,310	8,119	9,025	8,660	8,225
Reimbursed management contract expense	82,532	84,903	85,253	85,991	87,721	82,207	76,597	84,646
Total cost of parking services	127,082	129,811	130,833	129,091	128,264	124,781	118,388	128,315
Gross profit:
Lease contracts	3,356	3,810	3,113	2,783	2,697	3,571	3,994	3,942
Management contracts	12,638	13,737	14,313	16,087	12,754	12,550	11,429	12,950
Total gross profit	15,994	17,547	17,426	18,870	15,451	16,121	15,423	16,892
General and administrative expense	9,094	9,210	9,937	10,681	8,483	8,665	7,848	8,474
Depreciation and amortization	1,464	1,493	1,814	1,656	1,586	1,583	1,554	2,234
Special charges	—	—	—	—	—	—	—	—
Management fee—parent company	—	—	—	—	750	750	—	—
Non-cash stock compensation expense	—	—	—	—	—	2,293	—	6
Valuation allowance related to long-term receivables	900	—	—	—	—	—	—	—
Operating income	4,536	6,844	5,675	6,533	4,632	2,830	6,021	6,178
Other expense (income):
Interest expense	2,384	2,463	2,234	2,317	4,375	4,168	2,414	2,412
Interest income	(77)	(77)	(63)	(624)	(93)	(249)	(78)	(114)
Net (gain) loss on extinguishment of debt	—	—	—	—	—	(3,860)	27	1
	2,307	2,386	2,171	1,693	4,282	59	2,363	2,299

	2005 Quarters Ended				2004 Quarters Ended
	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
	(unaudited)				(unaudited)
	($ in thousands)
Income (loss) before minority interest expense and income taxes	2,229	4,458	3,504	4,840	350	2,771	3,658	3,879
Minority interest	121	87	62	56	97	145	54	53
Income tax expense (benefit)	17	108	(799)	660	178	140	19	(449)
Net income (loss) before preferred stock dividends and increase in value of common stock subject to put/call	2,091	4,263	4,241	4,124	75	2,486	3,585	4,275
Preferred stock dividends	—	—	—	—	4,198	3,045	—	—
Increase in value of common stock subject to put/call	—	—	—	—	315	223	—	—
Net income (loss)	$2,091	$4,263	$4,241	$4,124	$(4,438)	$(782)	$3,585	$4,275
Common Stock Data:
Net income per common share:
Basic	.20	.41	.42	.41	—	(.24)	.34	.41
Diluted	.19	.40	.40	.39	—	(.24)	.33	.40
Weighted average common shares outstanding:
Basic	10,457,155	10,288,457	10,191,044	10,126,482	—	3,229,817	10,464,888	10,487,003
Diluted	10,727,044	10,567,468	10,496,786	10,450,360	—	3,229,817	10,708,537	10,756,395

Liquidity and Capital Resources

Outstanding Indebtedness

On December 31, 2005, we had total indebtedness of approximately $92.1 million, a reduction of $17.7 million from December 31, 2004. The $92.1 million includes:

•       $33.6 million under our senior credit facility;

•       $49.3 million of 9 1/4% Notes, including $0.5 million in carrying value in excess of principal, which are due in March 2008; and

•       $9.2 million of other debt including joint venture debentures, capital lease obligations and obligations on seller notes and other indebtedness.

We believe that our cash flow from operations, combined with available borrowings under our senior credit facility, which amounted to $31.1 million at December 31, 2005, will be sufficient to enable us to pay our indebtedness, or to fund other liquidity needs. We may need to refinance all or a portion of our indebtedness, including the 9 1/4% Notes, on or before their respective maturities. We believe that we will be able to refinance our indebtedness, including the new senior credit facility and the 9 1/4% Notes, on commercially reasonable terms.

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

The revolving credit facility bears interest, at our option, at either (1) LIBOR plus the applicable LIBOR Margin ranging between 2.25% and 3.0% depending on the ratio of our total funded indebtedness to our EBITDA from time to time (“Total Debt Ratio”); or (2) the Base Rate (as defined below) plus the applicable Base Rate Margin raging between 0.75% and 1.50% depending on our Total Debt Ratio. We may elect interest periods of one, two, three or six months for LIBOR based borrowings. The Base Rate is the greater of (i) the rate publicly announced from time to time by LaSalle as its “prime rate”, or (ii) the overnight federal funds rate plus 0.50%.

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

At December 31, 2005, we were in compliance with all of our covenants.

The weighted average interest rate on our Senior Credit Facility at December 31, 2005 was 4.4%. The 4.4% rate includes all outstanding LIBOR contracts, interest rate cap effect and letters of credit.

On July 7, 2004 we entered into a first amendment to our Credit Agreement, pursuant to which U.S. Bank and Fifth Third were included as Lenders with commitments and to concurrently reduce the commitments of LaSalle and Wells Fargo.

On March 14, 2005, we entered into a second amendment to our Credit Agreement, which permitted us to repurchase shares of our common stock during 2005, on the open market or through private repurchases, for a value not to exceed $6.0 million, provided that we meet certain financial tests.

On March 16, 2005, we entered into a third amendment to our Credit Agreement, pursuant to which the interest pricing of our LIBOR Margin, Base Rate Margin and our Letter of Credit Fee Rate has been reduced by 25 basis points across the entire interest rate pricing grid.

On February 28, 2006 we entered into a fourth amendment to our Credit Agreement, pursuant to which the interest pricing of our LIBOR Margin, Base Rate Margin, and the Letter of Credit Fee rate has been reduced by 25 basis points across the entire interest rate pricing grid. The termination date was extended to December 2, 2007, the definition of Change in Control was amended and restated in its entirety and we are permitted to repurchase shares of our common stock during 2006, on the open market or through private purchases, for a value not to exceed $6.0 million, provided that we meet certain financial tests. The covenants related to; fixed charge coverage ratio, senior debt to EBITDA ratio and the total debt to EBITDA ratio were amended and restated.

At December 31, 2005, we had $25.3 million letters of credit outstanding under the senior credit facility, borrowings against the senior credit facility aggregated $33.6 million and we had $31.1 million available under the senior credit facility.

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

To meet this objective, we entered into two interest rate cap transactions with LaSalle Bank National Association (“LaSalle”), allowing us to continue to take advantage of LIBOR based pricing under our Credit Agreement while hedging our interest rate exposure on a portion of our borrowings under the Credit Agreement (“Rate Cap Transactions”). Under each Rate Cap Transaction, we receive payments from LaSalle at the end of each quarterly period to the extent that the prevailing three month LIBOR during that period exceeds our cap rate of 2.5%. The first Rate Cap Transaction caps our interest rate on a $30.0 million principal balance at 2.5% for a total of 18 months. The second Rate Cap Transaction capped our interest rate on a $15.0 million principal balance at 2.5% for a total of nine months which matured on October 12, 2005 and for which we recognized a gain of $18 thousand which is reported as a reduction of interest expense in the consolidated statement of operations. Each Rate Cap Transaction began as of January 12, 2005 and settles each quarter on a date that is intended to coincide with our quarterly interest payment dates under the credit agreement.

At December 31, 2005, the $30.0 million Rate Cap Transaction is reported at its fair value of $0.4 million and is included in prepaid expenses and other assets on the consolidated balance sheet. Total changes in the fair value of $0.1 million have been reflected in accumulated other comprehensive income on the consolidated balance sheet. The amount of change in the fair value at the time of maturity will be reclassed into earnings at that time.

We do not enter into derivative instruments for any purpose other than cash flow hedging purposes.

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

During the second quarter we repurchased 43,786 shares at an average price of $16.88 per share on the open market. Our majority shareholder sold to us 32,956 shares in the second quarter at an average price of $16.93 per share. The total value of the second quarter transactions was $1.3 million.

During the third quarter we repurchased 39,735 shares at an average price of $18.17 per share on the open market. Our majority shareholder sold to us 52,921 shares in the third quarter at an average price of $17.79 per share. The total value of the third quarter transactions was $1.7 million. The third quarter purchases completed the repurchase program authorized by the Board of Directors on March 4, 2005.

Letters of Credit

We are required under certain contracts to provide performance bonds. These bonds are typically renewed on an annual basis. As of December 31, 2005, we provided $0.3 million in letters of credit to collateralize our performance bond program and $0.2 million in letters of credit to collateralize other programs.

At December 31, 2005, we provided letters of credit totaling $24.7 million to our casualty insurance carriers to collateralize our casualty insurance program.

Deficiency Payments

Pursuant to our obligations with respect to the parking garage operations at Bradley International Airport, we are required to make certain payments for the benefit of the State of Connecticut and for holders of special facility revenue bonds. The deficiency payments represent contingent interest bearing advances to the trustee to cover operating cash flow requirements. The payments, if any, are recorded as a receivable by us for which we are reimbursed from time to time as provided in the trust agreement. As of December 31, 2005 we have advanced to the trustee $4.9 million, net of reimbursements. We believe these advances to be fully recoverable and therefore have not recorded a valuation allowance for them. We do not guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.

We received repayments (net of deficiency payments) of $1.5 million in the year ended December 31, 2005 compared to making deficiency payments (net of repayments) of $2.0 million in the year-ended December 31, 2004.

Capital Leases

We incurred $2.6 million in new capital lease obligations for the year ended December 31, 2005, compared to $5.1 million for the year ended December 31, 2004.

Lease Commitments

We have lease commitments of $26.5 million for fiscal 2006. The leased properties generate sufficient cash flow to meet the base rent payment.

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

Our average investment in working capital depends on our contract mix. For example, an increase in contracts that require all cash deposited in our bank accounts reduces our investment in working capital and improves our liquidity. During 2005 and 2004, there were no material changes in these types of contracts. In addition, our clients may accelerate monthly distributions to them and have an estimated distribution occur in the current month. During 2005 and 2004, there were no material changes in the timing of current month distributions.

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

Net Cash Provided by Operating Activities

Net cash provided by operating activities totaled $31.4 million for 2005, compared to $11.4 million for 2004. Cash provided during 2005 included $22.8 million from operations, a net increase in assets and liabilities of $8.6 million due to an increase in accounts payable of $5.1 million, and increase of $8.1 million in other liabilities primarily relating to our casualty insurance program, a decrease in prepaid expenses of $0.6 million all of which was partially offset by increases in accounts receivable of $5.2 million.

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

Net Cash Used in Investing Activities

Net cash used in investing activities totaled $5.1 million in 2005 compared to $2.0 million in 2004. Cash used in investing for 2005 included capital expenditures of $4.8 million for capital investments needed to secure and/or extend leased facilities, investment in information system enhancements and infrastructure and $0.3 million for contingent payments on previously acquired contracts.

Net cash used in investing activities totaled $2.0 million in 2004 compared to $2.5 million in 2003. Cash used in investing for 2004 included capital expenditures of $1.4 million for capital investments needed to secure and/or extend leased facilities, investment in information system enhancements and infrastructure and $0.6 million for contingent payments on previously acquired contracts.

Net Cash Used in Financing Activities

Net cash used in financing activities totaled $26.1 million in 2005 to cash used of $7.8 million in 2004. Net cash used in financing activities for 2005 included $6.0 million to repurchase our common stock, $16.4 million in payments on the senior credit facility, $3.1 million for payments on capital leases and $0.6 million for cash used on joint venture, debt issuance costs and other long-term borrowings.

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

Cash and Cash Equivalents

We had cash and cash equivalents of $10.8 million at December 31, 2005, compared to $10.4 million at December 31, 2004 and $8.5 million at December 31, 2003.

Summary Disclosures About Contractual Obligations and Commercial Commitments

The following summarizes certain of our contractual obligations at December 31, 2005 and the effect such obligations are expected to have on our liquidity and cash flow in future periods. The nature of our business is to manage parking facilities. As a result, we do not have significant short-term purchase obligations.

		Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	($ in thousands)
Long-term debt(1)	$99,499	$7,423	$90,289	$412	$1,375
Operating leases(2)	105,238	23,751	50,226	13,853	17,408
Capital leases(3)	6,246	2,786	2,722	518	220
Other long-term liabilities(4)	25,867	4,700	12,884	3,586	4,697
Letters of credit(5)	25,260	14,069	11,191	—	—
Total	$262,110	$52,729	$167,312	$18,369	$23,700

(1)          Represents principal amounts and interest.  See Note F to our consolidated financial statements.

(2)          Represents minimum rental commitments, excluding contingent rent provisions under all non-cancelable leases  with remaining terms of more than one year.

(3)          Represents minimum future payments on capital lease obligations. See Note M to our consolidated financial statements.

(4)          Represents deferred compensation, customer deposits and  insurance claims.

(5)          Represents amount of currently issued letters of credit at their maturities.

In addition we made contingent earnout payments of $0.3 million, $0.6 million, $0.6 million for the years ended 2005, 2004 and 2003, respectively and we made deficiency payments related to Bradley of $0.5 million, $2.0 million and $3.3 million for the years ended 2005, 2004 and 2003, respectively. No amounts have been included on the above schedule related to those payments for future periods as the amounts, if any, are not presently determinable.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Accounting estimates are an integral part of the preparation of the financial statements and the financial reporting process and are based upon current judgments. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Certain accounting estimates are particularly sensitive because of their complexity and the possibility that future events affecting them may differ materially from our current judgments and estimates.

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

Impairment of Long-Lived Assets and Goodwill

As of December 31, 2005, our net long-lived assets were comprised primarily of $14.9 million of property, equipment and leasehold improvements and $2.5 million of contract and lease rights. In accounting for our long-lived assets, other than goodwill, we apply the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” Beginning January 1, 2002, we account for goodwill and other intangible assets under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” As of December 31, 2005, we had $118.8 million of goodwill.

The determination and measurement of an impairment loss under these accounting standards require the significant use of judgment and estimates. The determination of fair value of these assets utilizes cash flow projections that assume certain future revenue and cost levels, assumed discount rates based upon current market conditions and other valuation factors, all of which involve the use of significant judgment and estimation. For the years ended December 31, 2005, and December 31, 2004, we were not required to record any impairment charges related to long-lived assets or to goodwill. Future events may indicate differences from our judgments and estimates which could, in turn, result in impairment charges in the future. Future events that may result in impairment charges include increases in interest rates, which would impact discount rates, unfavorable economic conditions or other factors which could decrease revenues and profitability of existing locations and changes in the cost structure of existing facilities. Factors that could potentially have an unfavorable economic effect on our judgments and estimates include, among others: changes imposed by governmental and regulatory agencies, such as property condemnations and assessment of parking-related taxes; construction or other events that could change traffic patterns; and terrorism or other catastrophic events.

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

Income Taxes

We use the asset and liability method of SFAS No. 109, Accounting for Income Taxes, to account for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We have certain net operating loss carry forwards which expire between 2018 and 2024. Our ability to fully utilize these net operating losses to offset taxable income is limited due to the change in ownership resulting from the initial public offering (Internal Revenue Code Section 382).

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

Thomas J. Moriarty, Trustee on behalf of Teamsters Local Union No. 727 Pension Fund, Teamsters Local Union No. 727 Health and Welfare Fund and Teamsters Local Union No. 727 Legal and Educational Assistance Fund, Plaintiff v. Stanard Parking Corporation IL and Standard Parking Corporation, Defendants, Case No. 03C9403, United States District Court, Northern District of Illinois, Eastern Division.

This matter was filed on December 30, 2003 by Thomas J. Moriarty, trustee, on behalf of the Teamsters Local 727 Pension, Health and Welfare, and Legal and Educational Assistance Funds. The action was brought under the Labor management Relations Act (LMRA) and the Employee Retirement Income Security Act of 1974 (ERISA):  The lawsuit seeks to recover alleged unpaid contributions to the Teamsters Local 727 benefit funds that plaintiff claims are owed under the collective bargaining agreements in effect for the period January 1, 2000 through December 31, 2002. Plaintiff seeks to recover (1) unpaid contributions; (2) interest on the alleged delinquencies; (3) liquidated damages of 20% of the unpaid contributions, or the interest relating to these contributions (“double interest”); and (4) attorneys fees and audit costs. These have been no significant procedural events in the litigation.

The plaintiff’s final version of the underlying audit was not issued until August 4, 2005. The amount claimed on the audit (including interest, damages and auditors fees), is approximately $1.64 million. The Company disputes the plaintiff’s audit findings.

The Company completed its initial review of plaintiff’s audit in December 2005 and delivered its findings to plaintiff’s auditors for their review and response. The company is awaiting comments from plaintiff’s auditors before undertaking any additional formal discussions. No significant court deadlines exist at the present time. Substantial formal discovery is expected to begin in the second half of 2006 if the parties are unable to resolve the disputed amounts in the audit report.

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

To meet this objective, we entered into two interest rate cap transactions with LaSalle Bank National Association (“LaSalle”), allowing us to continue to take advantage of LIBOR based pricing under our Credit Agreement while hedging our interest rate exposure on a portion of our borrowings under the Credit Agreement (“Rate Cap Transactions”). Under each Rate Cap Transaction, we receive payments from LaSalle at the end of each quarterly period to the extent that the prevailing three month LIBOR during that period exceeds our cap rate of 2.5%. The first Rate Cap Transaction caps our interest rate on a $30.0 million principal balance at 2.5% for a total of 18 months. The second Rate Cap Transaction capped our interest rate on a $15.0 million principal balance at 2.5% for a total of nine months which matured on October 12, 2005 and for which we recognized a gain of $18 thousand which is reported as a reduction to interest expense in the consolidated statement of operations. Each Rate Cap Transaction began as of January 12, 2005 and settles each quarter on a date that is intended to coincide with our quarterly interest payment dates under the credit agreement.

At December 31, 2005, the $30.0 million Rate Cap Transaction is reported at its fair value of $0.4 million and is included in prepaid expenses and other assets on the consolidated balance sheet. Total changes in the fair value of $0.1 million have been reflected in accumulated other comprehensive income on the consolidated balance sheet. The amount of change in the fair value at the time of maturity will be reclassed into earnings at that time.

We do not enter into derivative instruments for any purpose other than cash flow hedging purposes.

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

Foreign Currency Risk

Our exposure to foreign exchange risk is minimal. All foreign investments are denominated in U.S. dollars, with the exception of Canada. We had approximately $1.7 million and $0.2 million of Canadian dollar denominated cash and debt instruments, respectively, at December 31, 2005. We do not hold any hedging instruments related to foreign currency transactions. We monitor foreign currency positions and may enter into certain hedging instruments in the future should we determine that exposure to foreign exchange risk has increased.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item are attached to and are hereby incorporated into this Report.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report, our chief executive officer, chief financial officer, and corporate controller carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our chief executive officer, chief financial officer, and corporate controller concluded that our disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to us (including our consolidated subsidiaries) required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

Changes in Internal Controls

There were no significant changes in our internal controls or any other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of our management, including our chief executive officer, chief financial officer and corporate controller, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework, issued by the Committee on Sponsoring Organization of the Treadway Commission (“COSO Framework”). Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young, LLP, an independent registered certified public accounting firm, as stated in their attestation report, which is included herein.

Limitations of the Effectiveness of Internal Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART III

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
John V. Holten

Mr. Holten has served as a director and our chairman of the board of directors since March 1998. Mr. Holten is the sole manager of Steamboat Industries LLC and the sole managing director of Steamboat Industries N.V. Steamboat Industries LLC, along with Steamboat Industries N.V. (Steamboat Industries LLC owns 100% of the common stock of Steamboat Industries N.V.), has been our majority stockholder since May 2004. Steamboat Industries LLC was established in, and Steamboat Industries LLC acquired 100% of the common stock of Steamboat Industries N.V. in, May 2004. Mr. Holten has also served as a director and chairman of the board of directors of AP Holdings, Inc., our parent company until May 2004, since April 1989. Mr. Holten is the chairman and chief executive officer of Steamboat Holdings, Inc., the parent company of AP Holdings, Inc. Mr. Holten has also served as the chairman and chief executive officer of Holberg Incorporated since 1986. Holberg Incorporated was our indirect parent until March 2001. Mr. Holten received his M.B.A. degree from Harvard University in 1982 and graduated from the Norwegian School of Economics and Business Administration in 1980.

		1998	49

James A. Wilhelm

Mr. Wilhelm has served as our president since September 2000 and as our chief executive officer and a director since October 2001. Mr. Wilhelm served as executive vice president—operations from March 1998 to September 1999 and he served as senior executive vice president and chief operations officer from September 1999 to August 2000. Mr. Wilhelm joined the predecessors of Standard Parking Corporation in 1985, serving as executive vice president beginning in January 1998. Prior to March 1998, Mr. Wilhelm was responsible for managing the Midwest and Western Regions, which included parking facilities in Chicago and sixteen other cities throughout the United States and Canada. Mr. Wilhelm received his B.A. degree from Northeastern Illinois University in 1976.

		2000	52
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

		2000	50
Thomas L. Hagerman	Mr. Hagerman has served as our executive vice president—operations since July 2004 and as a senior vice president from March 1998 through June 2004. He received his B.A. degree in marketing from the Ohio State University in 1984, and a B.A. degree in business administration and finance from Almeda University in 2004.	2004	45
John Ricchiuto	Mr. Ricchiuto has served as our executive vice president-operations since December 2002. Mr. Ricchiuto joined APCOA, Inc. in 1980 as a management trainee. He served as vice president—Airport Properties Central from 1993 until 1994 and as senior vice president—Airport Properties Central and Eastern United States from 1994 until 2002. Mr. Ricchiuto received his B.S. degree from Bowling Green University in 1979.	2002	49

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

		1998	53
Edward E. Simmons

Mr. Simmons has served as our senior vice president—operations since May 1998. Mr. Simmons has also served as executive vice president—operations since August 1999. Previously, he was president, chief executive officer and co-founder of Executive Parking, Inc. Prior to joining Executive Parking, Inc., Mr. Simmons was vice president/general manager for Red Carpet Parking Service and a consultant on facility layout and design and general manager of J & J Parking. Mr. Simmons is currently a board member of the National Parking Association and the International Parking Institute. Mr. Simmons is a past executive board member and past president of the Parking Association of California.

		1998	56
Steven A. Warshauer	Mr. Warshauer has served as our executive vice president—operations since the consummation of the combination in March 1998. Mr. Warshauer joined the Standard Companies in 1982, initially serving as vice president, then becoming senior vice president. Mr. Warshauer received his B.S. Degree from the University of Northern Colorado in 1976 with a major in Accounting.	1998	51
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

		1998	56

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

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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
Report of Independent Registered Public Accounting Firm
Audited Consolidated Financial Statements
Consolidated Balance Sheets at December 31, 2005 and 2004
For the years ended December 31, 2005, 2004 and 2003:
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity
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

10.1

Credit Agreement, dated June 2, 2004 among the Company, various financial institutions, LaSalle Bank National Association and Wells Fargo Bank, N.A. (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 16, 2004).

10.1.1

First Amendment to Credit Agreement, dated July 7, 2004 among the Company, various financial institutions, La Salle Bank National Association and Wells Fargo Bank, N.A. (incorporated by reference to exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed for June 30, 2004).

10.1.2

Second Amendment to Credit Agreement dated March 14, 2005, among the Company, LaSalle Bank National Association and various financial institutions (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 17, 2005).

10.1.3

Third Amendment to Credit Agreement dated March 16, 2005, among the Company, LaSalle Bank National Association, Wells Fargo Bank, N.A. and Fifth Third Bank Chicago (incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K dated March 17, 2005).

10.2

Amended Rate Cap Transaction Agreement dated as of November 15, 2004 by and among LaSalle Bank National Association and the Company (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 17, 2004).

10.3

Amended Rate Cap Transaction Agreement dated as of November 15, 2004 by and among LaSalle Bank National Association and the Company (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 17, 2004).

10.4

Employment Agreement, dated as of March 30, 1998 between the Company and Myron C. Warshauer (incorporated by reference to exhibit 10.6 of the Company’s Registration Statement on Form S-4, File No. 333-50437, filed on April 17, 1998).

10.4.1

First Amendment to Employment Agreement, dated July 7, 2003 between the Company and Myron C. Warshauer (incorporated by reference to exhibit 10.4.1 of the Company’s Annual Report on Form 10-K filed for December 31, 2004).

10.4.2

Amendment to Employment Agreement, dated as of May 10, 2004 between the Company and Myron C. Warshauer (incorporated by reference to exhibit 10.4.2 of the Company’s Annual Report on Form 10-K filed for December 31, 2004).

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

10.6.6

Sixth Amendment to Executive Employment Agreement dated as of April 1, 2005, between the Company and James A. Wilhelm (incorporated by reference to exhibit 10.4 of the Company’s Current Report on Form 8-K filed on March 7, 2005).

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

10.8.1

First Amendment to Amended and Restated Executive Employment Agreement, dated as of April 11, 2005, between the Company and John Ricchiuto (incorporated by reference to exhibit 10.3 of the Company’s Current Report on Form 8-K filed on March 7, 2005).

10.9

Amended and Restated Employment Agreement, dated March 1, 2005, between the Company and Steven A. Warshauer (incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 7, 2005).

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
10.12

Amended and Restated Executive Employment Agreement, dated as of March 1, 2005, between the Company and Thomas L. Hagerman (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 7, 2005).

10.13

Long-Term Incentive Plan dated as of May 1, 2004 (incorporated by reference to exhibit 10.12 of Amendment No. 1 to the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on May 10, 2004).

10.14

Form of Amended and Restated Stock Option Award Agreement between the Company and an optionee (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 21, 2005).

10.14.1

Form of First Amendment to the Amended and Restated Stock Option Award Agreement between the Company and an optionee (incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 21, 2005).

10.15

Consulting Agreement, dated as of October 16, 2001 between the Company and Shoreline Enterprises, LLC (incorporated by reference to exhibit 10.36 of the Company’s Annual Report on Form 10-K filed for December 31, 2001).

10.15.1

Amendment to Consulting Agreement, dated as of May 10, 2004 between the Company and Shoreline Enterprises, LLC (incorporated by reference to exhibit 10.14.1 of  the Company’s Annual Report on Form 10-K filed for December 31, 2004).

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

10.18.1

First Amendment to the Management Agreement dated June 9, 2003 between the Company and Circle Line Sightseeing Yachts, Inc. (incorporated by reference to exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed for June 30, 2003)

10.19

Property Management Agreement, dated as of September 1, 2003 between the Company and Paxton Plaza, LLC (incorporated by reference to exhibit 10.19 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).

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

10.28

Stock Purchase Agreement, dated as of May 10, 2004 among the Company, SP Associates , Waverly Partners, L.P., the Carol R. Warshauer GST Exempt Trust, Myron C. Warshauer, Steamboat Industries LLC and John V. Holten (incorporated by reference to exhibit 10.28 of Amendment No. 3 to the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on May 24, 2004)

10.28.1

First Amendment to Stock Purchase Agreement, dated as of May 20, 2004 among the Company, SP Associates, Waverly Partners, L.P., the Carol R. Warshauer GST Exempt Trust, Myron C. Warshauer, Steamboat Industries LLC and John V. Holten (incorporated by reference to exhibit 10.28.1 of Amendment No. 3 to the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on May 24, 2004).

10.29

Stock Repurchase Agreement dated March 14, 2005, between the Company and Steamboat Industries LLC (incorporated by reference to exhibit 10.3 of the Company’s Current Report on Form 8-K filed on March 17, 2005).

10.29.1

Amended and Restated Stock Repurchase Agreement dated June 10, 2005, between the Company and Steamboat Industries LLC (incorporated by reference to exhibit 10.1 of the Company’s current Report on Form 8-K filed on June 13, 2005).

10.30*	Form of Property Management Agreement
14.1	Code of Ethics (incorporated by reference to exhibit 14.1 of the Company’s Annual Report on Form 10-K for December 31, 2002).
21.1	Subsidiaries of the Company (incorporated by reference to exhibit 21.1 of the Company’s Registration Statement on Form S-1, File No. 333-112652 filed on February 10, 2004).
23.*	Consent of Independent Registered Public Accounting Firm dated as of March 7, 2006.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by James A. Wilhelm.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by G. Marc Baumann
31.3*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Daniel R. Meyer
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by James A. Wilhelm, G. Marc Baumann and Daniel R. Meyer.

* Filed herewith.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
of Standard Parking Corporation

We have audited the accompanying consolidated balance sheets of Standard Parking Corporation as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Standard Parking Corporation at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with US generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Standard Parking Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2006 expressed an unqualified opinion thereon.

Chicago, Illinois March 8, 2006	/s/ ERNST & YOUNG LLP

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
of Standard Parking Corporation

We have audited management’s assessment, included in Item 9A of the accompanying Form 10-K, that Standard Parking Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Standard Parking Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Standard Parking Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Standard Parking Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 of Standard Parking Corporation and our report dated March 8, 2006, expressed an unqualified opinion thereon.

Chicago, Illinois March 8, 2006	/s/ ERNST & YOUNG LLP

STANDARD PARKING CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share data)

	December 31
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$10,777	$10,360
Notes and accounts receivable, net	40,707	34,608
Prepaid expenses and supplies	2,217	2,330
Deferred income taxes	1,961	—
Total current assets	55,662	47,298
Leaseholds and equipment:
Equipment	24,835	23,735
Leasehold improvements	17,782	17,687
Leaseholds	36,513	34,815
Construction in progress	2,514	2,385
	81,644	78,622
Less accumulated depreciation and amortization	(64,228)	(62,141)
	17,416	16,481
Other assets:
Long-term receivables, net	4,953	7,317
Advances and deposits	1,330	1,816
Goodwill	118,781	118,342
Intangible and other assets, net	3,211	3,848
	128,275	131,323
Total assets	$201,353	$195,102
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,174	$26,107
Accrued rent	6,178	4,871
Compensation and payroll withholdings	8,041	8,595
Property, payroll and other taxes	1,933	1,760
Accrued insurance	3,973	2,788
Accrued expenses	10,028	7,780
Current portion of obligations under credit agreements and other	977	773
Current portion of capital lease obligations	2,786	2,739
Total current liabilities	65,090	55,413
Deferred income taxes	1,561	—
Long-term borrowings, excluding current portion:
Obligations under credit agreements	82,938	99,517
Capital lease obligations	3,460	4,120
Other	1,947	2,601
	88,345	106,238
Other long-term liabilities	21,944	18,111
Convertible redeemable preferred stock, series D 18%, par value $100 per share, 10 shares issued and outstanding	1	1
Common stockholders’ equity:
Common stock, par value $.001 per share; 12,100,000 shares authorized; 10,126,482 shares issued and outstanding as of December 31, 2005, and common stock, par value $.001 per share, 12,100,000 shares authorized; 10,487,003 shares issued and outstanding in 2004	10	10
Additional paid-in capital	187,616	193,565
Accumulated other comprehensive income	419	116
Accumulated deficit	(163,633)	(178,352)
Total common stockholders’ equity	24,412	15,339
Total liabilities and common stockholders’ equity	$201,353	$195,102

See Notes to Consolidated Financial Statements.

STANDARD PARKING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share data)

	Years Ended December 31,
	2005	2004	2003
Parking services revenue:
Lease contracts	$154,099	$148,752	$138,681
Management contracts	93,876	83,712	76,613
Reimbursement of management contract expense	338,679	331,171	330,243
Total revenue	586,654	563,635	545,537
Costs and expenses:
Cost of parking services:
Lease contracts	141,037	134,548	125,153
Management contracts	37,101	34,029	29,439
Reimbursed management contract expense	338,679	331,171	330,243
Total cost of parking services	516,817	499,748	484,835
Gross profit:
Lease contracts	13,062	14,204	13,528
Management contracts	56,775	49,683	47,174
Total gross profit	69,837	63,887	60,702
General and administrative(1)	38,922	33,470	32,907
Depreciation and amortization	6,427	6,957	7,501
Special charges	—	—	1,055
Management fee-parent company	—	1,500	3,000
Non-cash stock option compensation expense (2)	—	2,299	—
Valuation allowance related to long-term receivables	900	—	2,650
Total costs and expenses	563,066	543,974	531,948
Operating income	23,588	19,661	13,589
Other expenses (income):
Interest expense	9,398	13,369	16,797
Interest income	(841)	(534)	(238)
Gain on extinguishment of debt and other	—	(3,832)	(1,757)
	8,557	9,003	14,802
Income (loss) before minority interest and income taxes	15,031	10,658	(1,213)
Minority interest	326	349	357
Income tax (benefit) expense	(14)	(112)	411
Net income (loss) before preferred stock dividends and increase in value of common stock subject to put/call	14,719	10,421	(1,981)
Preferred stock dividends	—	(7,243)	(15,630)
Increase in value of common stock subject to put/call	—	(538)	(1,242)
Net income (loss)	$14,719	$2,640	$(18,853)
Common Stock Data:
Net income per common share:
Basic	$1.43	$0.44	—
Diluted	$1.39	$0.42	—
Weighted average common shares outstanding:
Basic	10,265,785	6,040,389	—
Diluted	10,560,415	6,289,591	—

(1)          Non-cash stock compensation expense of $214 for the year ended December 31, 2004 is included in general and administrative expense.

(2)          Non-cash stock option compensation expense of $2,299 relates entirely to general and administrative expense.

See Notes to Consolidated Financial Statements.

STANDARD PARKING CORPORATION
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ (DEFICIT) EQUITY
(in thousands, except for share and per share data)

				Accumulated
	Common Stock		Additional	Other
	Number of		Paid-In	Comprehensive	Accumulated
	Shares	Par Value	Capital	(Loss) Income	Deficit	Total
Balance (deficit) at December 31, 2002	26.3	$1	$15,222	$(644)	$(162,139)	$(147,560)
Net loss before preferred stock dividends and increase in value of common stock subject to put/call					(1,981)	(1,981)
Foreign currency translation adjustments				411		411
Comprehensive loss						(1,570)
Preferred stock dividends					(15,630)	(15,630)
Increase in value of common stock subject to put/call					(1,242)	(1,242)
Balance (deficit) at December 31, 2003	26.3	1	15,222	(233)	(180,992)	(166,002)
Net income before preferred stock dividends and increase in value of common stock subject to put/call					10,421	10,421
Foreign currency translation adjustments				349		349
Comprehensive income						10,770
Preferred stock dividends			7,243		(7,243)	—
Increase in value of common stock subject to put/call					(538)	(538)
Redemption of convertible redeemable preferred stock, series D			56,398			56,398
Redemption of redeemable preferred stock, series C			60,389			60,389
Note assumed by our parent company related to repurchase of common stock subject to put/call rights			5,000			5,000
Non-cash stock-based compensation			2,299			2,299
Redemption of common stock	(26.3)	(1)	1			—
Issuance of common stock	5,456,192	5	—			5
Net proceeds from initial public offering	5,000,000	5	46,699			46,704
Issuance of stock grants	15,044	—	214			214
Proceeds from exercise of stock options	15,767	—	100			100
Balance (deficit) at December 31, 2004	10,487,003	$10	$193,565	$116	$(178,352)	$15,339
Net income					14,719	14,719
Foreign currency translation adjustments				176		176
Revaluation of interest rate cap				127		127
Comprehensive income						15,022
Repurchase and retirement of common stock	(361,704)	—	(5,963)			(5,963)
Proceeds from exercise of stock options	1,183	—	14			14
Balance (deficit) at December 31, 2005	10,126,482	$10	187,616	$419	$(163,633)	$24,412

See Notes to Consolidated Financial Statements.

STANDARD PARKING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except for share and per share data)

	Year Ended December 31,
	2005	2004	2003
Operating activities
Net income (loss) before preferred stock dividends and increase in value of common stock subject to put/call	$14,719	$10,421	$(1,981)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	5,782	6,868	7,137
Loss on sale of assets	645	89	364
Non-cash interest expense	—	279	3,263
Amortization of deferred financing costs	764	1,015	1,199
Amortization of carrying value in excess of principal	(179)	(1,308)	(2,854)
Non-cash stock-based compensation	—	2,513	—
Valuation allowance related to long term receivables	900	—	2,650
Write off of debt issuance costs	—	2,385	—
Write off of carrying value in excess of principal related to the 14% senior subordinated second lien notes	—	(8,207)	(1,172)
Provision (reversal) for losses on accounts receivable	533	464	(1,029)
Deferred income taxes	(400)	—	—
Gain on extinguishment of debt	—	—	(585)
Changes in operating assets and liabilities:
Notes and accounts receivable	(5,168)	(6,035)	(1,544)
Prepaid assets	240	(894)	185
Other assets	358	(194)	1,617
Accounts payable	5,068	1,136	568
Accrued liabilities	8,092	2,812	5,804
Net cash provided by operating activities	31,354	11,344	13,622
Investing activities
Purchase of leaseholds and equipment	(4,762)	(1,378)	(1,812)
Proceeds from the sale of assets	29	26	23
Contingent purchase payments	(316)	(644)	(709)
Net cash used in investing activities	(5,049)	(1,996)	(2,498)
Financing activities
Net proceeds from initial public offering	—	46,709	—
Proceeds from exercise of stock options	14	100	—
Repurchase of common stock	(5,963)	—	—
Repurchase of common stock subject to put/call rights	—	(6,250)	—
Proceeds from long-term borrowings	360	—	332
Proceeds from senior credit facility	—	54,550	4,500
Payments on senior credit facility	(16,400)	(40,650)	—
Payments on long-term borrowings	(213)	(145)	(54)
Payments on joint venture borrowings	(618)	(555)	(687)
Payments of debt issuance costs	(126)	(1,409)	(2,987)
Payments on capital leases	(3,118)	(2,423)	(1,994)

STANDARD PARKING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands, except for share and per share data)

Repurchase of 14% senior subordinated second lien notes	—	(57,734)	(5,915)
Redemption of preferred stock	—	—	(2,413)
Net cash used in financing activities	(26,064)	(7,807)	(9,218)
Effect of exchange rate changes on cash and cash equivalents	176	349	411
Increase in cash and cash equivalents	417	1,890	2,317
Cash and cash equivalents at beginning of year	10,360	8,470	6,153
Cash and cash equivalents at end of year	$10,777	$10,360	$8,470
Cash paid for:
Interest	$8,670	$14,796	$14,901
Income taxes	400	140	323
Supplemental disclosures of non-cash activity:
Debt issued for capital lease obligations	$2,644	$5,076	$1,412
Redemption of redeemable preferred stock, series C	—	(60,389)	—
Redemption of convertible redeemable preferred stock, series D	—	(56,398)	—
Note assumed by our parent company related to repurchase of common stock subject to put/call rights	—	5,000	—
Issuance of 14% senior subordinated second lien notes	—	375	2,347

See Notes to Consolidated Financial Statements.

STANDARD PARKING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
(In thousands except share and per share data)

Note A. Significant Accounting Policies

Standard Parking Corporation (“Standard” or “the Company”), and its subsidiaries and affiliates manage, operate and develop parking properties throughout the United States and Canada. The Company is a majority-owned subsidiary of Steamboat Holdings. The Company provides on-site management services at multi-level and surface facilities for all major markets of the parking industry. The Company manages more than 1,900 parking facilities, containing approximately 1,033,167 parking spaces in 303 cities across the United States and Canada.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and joint ventures in which the Company has more than 50% ownership interest. Minority interest recorded in the consolidated statement of operations is the joint venture partner’s non-controlling interest in consolidated joint ventures. We have interests in 14 joint ventures, each of which operates between one and twenty-two parking facilities. Of the 14 joint ventures, nine are majority owned by us and are consolidated into our financial statements, and five are single purpose entities where we have a 50% interest or a minority interest. Investments in joint ventures where the Company has a 50% or less non-controlling ownership interest are reported on the equity method. All significant intercompany profits, transactions and balances have been eliminated in consolidation.

Variable Interest Entities

Equity	Commencement of Operations	Nature of Activities	% Ownership	Locations
Other Investments in VIE’s	Jan 92—August 99	Management of parking lots, shuttle operations and parking meters	50.0%	Various states

The existing VIE’s in which we have a variable interest are not consolidated into our financial statements because we are not the primary beneficiary.

Parking Revenue

The Company recognizes gross receipts from leased locations management fees and amounts attributable to ancillary services earned from management contract properties as parking revenue as the related services are provided. Also included in parking revenue are gains on sales of parking contracts and development fees. Development fees are revenue received from a customer for which we have provided certain consulting services as part of our offerings of ancillary management services. The gains from sales of contracts are for these contracts for which we have no asset basis or ownership interest and would be received as part of a formula buy-out in the contract in order for the owner to terminate the contract prior to its expiration.

STANDARD PARKING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2005, 2004 and 2003
(In thousands except share and per share data)

Cost of Parking Services

The Company recognizes costs for leases and non-reimbursed costs from managed facilities as cost of parking services. Cost of parking services consists primarily of rent and payroll related costs.

Advertising Costs

Advertising costs are expensed as incurred and are included in general and administrative expenses. Advertising expenses aggregated $352, $456 and $412 for 2005, 2004 and 2003 respectively.

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

Allowance for Doubtful Accounts

Accounts receivable, net of the allowance for doubtful accounts, represents our estimate of the amount that ultimately will be realized in cash. Management reviews the adequacy of its allowance for doubtful accounts on an ongoing basis, using historical collection trends, aging of receivables, and a review of specific accounts, and makes adjustments in the allowance as necessary. Changes in economic conditions or other circumstances could have an impact on the collection of existing receivable balances or future allowance considerations. As of December 31, 2005 and 2004, the Company’s allowance for doubtful accounts was $3,565 and $3,080, respectively.

Leaseholds and Equipment

Leaseholds, equipment and leasehold improvements are stated at cost. Leaseholds (cost of parking contracts) are amortized on a straight-line basis over the average contract life of 10 years. Equipment is depreciated on the straight-line basis over the estimated useful lives of approximately 5 years on average. Leasehold improvements are amortized on the straight-line basis over the terms of the respective leases or the service lives of the improvements, whichever is shorter (average of approximately 7 years). Assets under capital leases are amortized on the straight-line basis over the terms of the respective leases or the service lives of the asset. Depreciation and amortization includes losses on abandonments of leaseholds and equipment of $646, $89 and $364 in 2005, 2004 and 2003, respectively. Depreciation expense was $6,355, $5,801 and $6,914 in 2005, 2004 and 2003, respectively.

STANDARD PARKING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2005, 2004 and 2003
(In thousands except share and per share data)

Goodwill

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which eliminates the amortization of goodwill and instead requires that goodwill be tested for impairment at least annually. The annual impairment test of goodwill made by the company in the fourth quarter for the years ended 2005, 2004 and 2003, respectively, did not require adjustment to the carrying value of our goodwill.

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

Debt Issuance Costs

The costs of obtaining financing are capitalized and amortized as interest expense over the term of the respective financing using a method which approximates the interest method. Debt issuance costs of $1,292 and $1,930 at December 31, 2005 and 2004, respectively, are included in intangibles and other assets in the consolidated balance sheets and are reflected net of accumulated amortization of $4,768 and $4,004 at December 31, 2005 and 2004, respectively.

Financial Instruments

The carrying values of cash, accounts receivable and accounts payable are reasonable estimates of their fair value due to the short-term nature of these financial instruments. The Company’s 9 1/4% Senior Subordinated Notes are included in the Consolidated Balance Sheet at $48,877, which represents the aggregate face value of the notes. Estimated market value at December 31, 2005 was approximately $47,851 for the 9 1/4% notes. Other long-term debt has a carrying value that approximates fair value because these instruments bear interest at market rates.

Foreign Currency Translation

The functional currency of the Company’s foreign operations is the local currency. Accordingly, assets and liabilities of the Company’s foreign operations are translated from foreign currencies into U.S. dollars at the rates in effect on the balance sheet date while income and expenses are translated at the weighted-average exchange rates for the year. Adjustments resulting from the translations of foreign currency financial statements are accumulated and classified as a separate component of stockholders’ equity.

STANDARD PARKING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2005, 2004 and 2003
(In thousands except share and per share data)

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

To meet this objective, we entered into two interest rate cap transactions with LaSalle Bank National Association (“LaSalle”), allowing us to continue to take advantage of LIBOR based pricing under our Credit Agreement while hedging our interest rate exposure on a portion of our borrowings under the Credit Agreement (“Rate Cap Transactions”). Under each Rate Cap Transaction, we receive payments from LaSalle at the end of each quarterly period to the extent that the prevailing three month LIBOR during that period exceeds our cap rate of 2.5%. The first Rate Cap Transaction caps our interest rate on a $30.0 million principal balance at 2.5% for a total of 18 months. The second Rate Cap Transaction capped our interest rate on a $15.0 million principal balance at 2.5% for a total of nine months which matured on October 12, 2005 and for which we recognized a gain of $18 thousand which is reported as a reduction to interest expense in the consolidated statement of operations. Each Rate Cap Transaction began as of January 12, 2005 and settles each quarter on a date that is intended to coincide with our quarterly interest payment dates under the credit agreement.

At December 31, 2005, the $30.0 million Rate Cap Transaction is reported at its fair value of $0.4 million and is included in prepaid expenses and other assets on the consolidated balance sheet. Total changes in the fair value of $0.1 million have been reflected in accumulated other comprehensive income on the consolidated balance sheet. The amount of change in the fair value at the time of maturity will be reclassed into earnings at that time.

We do not enter into derivative instruments for any purpose other than cash flow hedging purposes.

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

STANDARD PARKING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2005, 2004 and 2003
(In thousands except share and per share data)

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than January 1, 2006. We expect to adopt Statement 123(R) on January 1, 2006.

We plan to adopt Statement 123 using the modified-prospective method. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no overall impact on our financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, based upon the current share based payments the impact would equate to approximately $468 in additional costs on an annual basis.

Stock-Based Compensation

We are required under SFAS No. 123, to disclose pro forma information regarding option grants made to our employees based on specific valuation techniques that produce estimated compensation charges. The pro forma information is as follows (in thousands, except per-share amounts):

	December 31,
	2005	2004	2003
	(in thousands except for per share data)
Net income (loss)—as reported	$14,719	$2,640	$(18,853)
Add: Non-cash stock option compensation expense included in the reported net income, net of related tax effects	—	2,299	—
Deduct: Stock-based employee compensation expense using the fair value method net of related tax effects	(468)	(2,495)	—
Pro-forma net income (loss)	$14,251	$2,444	$(18,853)
Basic net income per common share—as reported	$1.43	$.44	$—
Basic pro-forma net income per common share	$1.39	$.41	$—
Diluted net income per common share—as reported	$1.39	$.42	$—
Diluted pro-forma net income per common share	$1.35	$.39	$—

The estimated weighted average fair value of the options granted was $6.87 for 2005 option grants and $6.44 for 2004 option grants, using the Black-Scholes option pricing model with the following assumptions; weighted average dividend yield was 0% for fiscal year 2005 and 2004, weighted average volatility of 34.57% was used for fiscal year 2005 and 50% was used for fiscal year 2004, weighted average risk free interest based on zero-coupon U.S. government issues with a remaining term equal to the expected life of the option of 4.13% for 2005 and 2.78% for 2004, and a weighted average expected term of 7 years for 2005 and 2004.

On October 12, 2005, we issued stock options to purchase 16,608 shares of common stock at a market price of $19.00 per share to our outside Directors.

For the year ended December 31, 2004, we issued stock grants totaling 15,044 shares to our outside Directors. On June 2, 2004, 8,696 shares were issued in conjunction with our initial public offering at the NASDAQ market closing price of $13.09 per share. On December 27, 2004, we issued 6,348 shares at the NASDAQ market closing price of $15.76 per share. The total value of the grants, of $214 thousand, was recorded as compensation and is included in our general and administrative expenses for the year ended December 31, 2004.

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

The following table sets forth the computation of basic and diluted net income per share:

	Year Ended
	December 31, 2005	December 31, 2004	December 31, 2003(1)
	(in thousands except for share and per share data)
Numerator:
Net income (loss)	$14,719	$2,640	$(18,853)
Denominator:
Denominator for basic net income per common share:
Weighted average basic shares outstanding	10,265,785	6,040,389	—
Weighted average of diluted shares outstanding	10,560,415	6,289,591	—
Basic net income per common share	$1.43	$0.44	$—
Dilutive net income per common share	$1.39	$0.42	$—

(1)          Earnings per share was not calculated for 2003 as the number of outstanding shares were nominal.

There are no additional securities that could dilute basic EPS in the future that were not included in the computation of diluted EPS.

Note C. Non-Cash Stock Compensation Expense

In accordance with the 2001 Option Plan, outstanding options to purchase 503.86 shares of Series D preferred stock immediately became fully vested and exercisable upon completion of our IPO. The vested Series D preferred stock options were then converted into options to purchase an aggregate of 444,836 shares of our common stock which became fully vested upon completion of our IPO on June 2, 2004.

For the year ended December 31, 2004, we recorded $2.3 million in non-cash stock compensation expense which represented the difference between the fair market value of $11.50 per share (the IPO price per share) and the exercise price of $6.34 per share on the 444,836 shares converted to our common stock. In addition, we issued 4,414 options at an exercise price of $11.50, which were immediately vested, on October 29, 2004 when the fair market value was $12.89 per share and we recorded the difference as compensation expense.

Note D. Net Gain from Extinguishment of Debt and Other

In 2003, we recorded a net gain from extinguishment of debt and other of $1,757 related to the repurchase of 14% notes at a discount. In 2004, we recorded a net gain of $3,832 in conjunction with our IPO. In 2005, we had no gains from extinguishment of debt and other.

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

Note E. Initial Public Offering

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

Redeemable Preferred Stock, Series C

In connection with our IPO, we exchanged a portion of our 11 ¼% Redeemable Preferred Stock (the “Series C preferred stock”), that was owned by Steamboat Industries LLC for 5,789,499 shares of our common stock. The Series C preferred stock had an initial liquidation preference equal to $1.0 million per share or $40.7 million in the aggregate. The Series C preferred stock accrued dividends on a cumulative basis at 11¼% per year. Conversion was fixed by resolution of the Board of Directors and the shares have no voting rights except as to alterations or changes that may adversely affect the holders of the Series C preferred stock. Our remaining Series C preferred stock was contributed to us by our parent as a capital contribution, which amounted to $63.3 million and included accumulated dividends of $2.9 million. As of December 31, 2004, there are no outstanding shares of Series C preferred stock.

Convertible Redeemable Preferred Stock, Series D

In connection with our IPO, Steamboat Industries LLC and its wholly owned subsidiary, Steamboat Industries N.V., acquired all but ten shares of our outstanding 18% Senior Convertible Redeemable Series D Preferred Stock (the “Series D preferred stock”). Steamboat Industries LLC then contributed its Series D preferred stock to us as a capital contribution, which amounted to $60.7 million and included accumulated dividends of $4.4 million. We then retired all shares of Series D preferred stock contributed to us and now have only ten shares of Series D preferred stock outstanding. The Series D preferred stock has an initial liquidation preference equal to $100 per share or $1,000 in the aggregate.

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

Note F.       Borrowing Arrangements

Long-term borrowings, in order of preference, consist of:

	Interest		Amount Outstanding
	Rate(s)	Due Date	December 31, 2005	December 31, 2004
			(in thousands)
Senior Credit Facility	Various	June 2007(1)	$33,600	$50,000
Senior Subordinated Notes	9 1/4%	March 2008	48,877	48,877
Carrying value in excess of principal	Various	Various	461	640
Joint venture debentures	11.00	Various	689	1,308
Capital lease obligations	Various	Various	6,246	6,859
Obligations on Seller notes and other	Various	Various	2,235	2,066
			92,108	109,750
Less current portion			3,763	3,512
			$88,345	$106,238

(1)          On February 28, 2006, we entered into an amendment which extended the due date to December 2, 2007.

Senior Subordinated Notes

The 9 1/4% Senior Subordinated Notes (the “9 1/4% Notes”) were issued in September of 1998 and are due in March of 2008.

The 9 1/4% Notes and senior credit facility contain covenants that limit us from incurring additional indebtedness and issuing preferred stock, restrict dividend payments, limit transactions with affiliates and restrict certain other transactions. Substantially all of our net assets are restricted under these provisions and covenants (See Note R).

Senior Credit Facility

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

The revolving credit facility bears interest, at our option, at either (1) LIBOR plus the applicable LIBOR Margin ranging between 2.25% and 3.00% depending on the ratio of our total funded indebtedness to our EBITDA from time to time (“Total Debt Ratio”) or (2) the Base Rate (as defined below) plus the applicable Base Rate Margin raging between 0.75% and 1.50% depending on our Total Debt Ratio. We may elect interest periods of one, two, three or six months for LIBOR based borrowings. The Base Rate is the greater of (i) the rate publicly announced from time to time by LaSalle as its “prime rate”, or (ii) the overnight federal funds rate plus 0.50%.

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

At December 31, 2005 we were in compliance with all of the covenants.

The weighted average interest rate on our Senior Credit Facility at December 31, 2005 was 4.4%. The 4.4% rate includes all outstanding LIBOR contracts, interest rate cap effect and letters of credit.

On July 7, 2004,we entered into a first amendment to our Credit Agreement, pursuant to which U.S. Bank and Fifth Third were included as Lenders with commitments and to concurrently reduce the commitments of LaSalle and Wells Fargo.

On March 14, 2005, we entered into a second amendment to our Credit Agreement, which permitted us to repurchase shares of our common stock during 2005, on the open market or through private repurchases, for a value not to exceed $6.0 million, provided that we meet certain financial tests.

On March 16, 2005, we entered into a third amendment to our Credit Agreement, pursuant to which the interest pricing of our LIBOR Margin, Base Rate Margin and our Letter of Credit Fee Rate has been reduced by 25 basis points across the entire interest rate pricing grid.

On February 28, 2006 we entered into a fourth amendment to our Credit Agreement, pursuant to which the interest pricing of our LIBOR Margin, Base Rate Margin, and the Letter of Credit Fee rate has been reduced by 25 basis points across the entire interest rate pricing grid. The termination date was extended to December 2, 2007, the definition of Change in Control was amended and restated in its entirety and we are permitted to repurchase shares of our common stock during 2006, on the open market or through private purchases, for a value not to exceed $6.0 million, provided that we meet certain financial tests. The covenants related to; fixed charged coverage ratio, senior debt to EBITDA ratio and the total debt to EBITDA ratio were amended and restated.

At December 31, 2005, we had $25.3 million of letters of credit outstanding under the senior credit facility, borrowings against the senior credit facility aggregated $33.6 million, and we had $31.1 million available under the senior credit facility.

Consolidated joint ventures have entered into four agreements for stand-alone development projects providing nonrecourse funding. These joint venture debentures are collateralized by the specific contracts that were funded.

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

Note G. Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of the following components:

	For the year ended December 31,
	2005	2004
Balance at beginning of year	$116	$(233)
Revaluation of interest rate cap	127	—
Effect of foreign currency translation	176	349
Balance at end of year	$419	$116

Note H. Income Taxes

The components of income tax (benefit) expense for the years ended December 31, 2005, 2004, and 2003 were as follows:

	_2005	2004	2003
	(in thousands)
Current provision (benefit):
U.S. federal	$173	$—	$—
Foreign	201	(116)	381
State	12	4	30
Total current	386	(112)	411
Deferred provision (benefit):
U.S. federal	(359)	—	—
Foreign	—	—	—
State	(41)	—	—
Total deferred	(400)	—
Income tax (benefit) expense	$(14)	$(112)	$411

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of the Company ‘s deferred tax assets and liabilities as of December 31, 2005 and 2004 are as follows:

	2005	2004
	(in thousands)
Deferred tax assets:
Net operating loss carry forwards	$24,433	$28,189
Accrued expenses	8,742	7,752
Carrying value in excess of principal	180	250
Accrued compensation	3,069	4,697
Carry forwards	801	712
Undistributed Foreign Earnings	(737)	—
Book over tax depreciation and amortization	451	(376)
Accrued lease obligations	324	379
Gross deferred tax assets	37,263	41,603
Less: valuation allowance	(24,179)	(30,938)
Total deferred tax asset	13,084	10,665
Deferred tax liabilities:
Tax over book goodwill amortization	(12,684)	(10,665)
Total deferred tax liabilities	(12,684)	(10,665)
Net deferred tax assets	$400	$—

Amounts recognized on the balance sheet consist of:

	2005	2004
	(in thousands)
Deferred tax asset, current	$1,961	$—
Deferred tax liability, long term	(1,561)	—
Net deferred tax assets	$400	$—

SFAS No. 109 “Accounting for Income Taxes” requires that we assess the realizability of deferred tax assets ateach reporting period. These assessments generally consider several factors including the reversal of existing temporary differences, projected future taxable income, and potential tax planning strategies. We have reduced a portion of the valuation allowance for the deferred tax assets related to our net operating loss carryforwards (NOL’s). We believe that it is more likely than not that the net deferred tax asset of $13,084 will be realized based upon our history of profitability, estimates of future taxable income, and the carryforward life over which the tax benefits will be realized.

At December 31, 2005 the Company had $62.6 million of federal net operating loss (NOLs) carryforwards which will expire in the years 2018 through 2024. As a result of the initial public offering completed in June of 2004, an ownership change occurred under Internal Revenue Code Section 382 which limits our ability to use pre-change NOLs to reduce future taxable income.

In previous years, the Company had treated its investment in its Canadian subsidiary as permanently reinvested under APB 23. Based on its future investment plans, the Company has determined that its investment in Canada is no longer permanent in duration and has provided for taxes on its undistributed Canadian earnings as part of its 2005 tax provision.

A reconciliation of the Company’s reported income tax provision (benefit) to the amount computed by multiplying book income/(loss) before income taxes by the statutory United States federal income tax rate is as follows:

	2005	2004	2003
	(in thousands)
Tax at statutory rate	$5,147	$3,505	$(534)
Foreign Dividend	535	—	—
Permanent Differences	(88)	32	186
State taxes, net of federal benefit	8	3	20
Effect of foreign tax rates	4	88	64
Reduction of foreign tax reserves	—	(449)	—
	5,606	3,179	(264)
Change in valuation allowance	(5,620)	(3,291)	675
Income tax (benefit) expense	$(14)	$(112)	$411

Taxes paid, which are for United States Federal alternative minimum tax, certain state income taxes, and Canadian taxes were $400, $140, and $323 in 2005, 2004, and 2003, respectively.

Note I. Benefit Plans

The Company offers deferred compensation arrangements for certain key executives and sponsors an employees’ savings and retirement plan in which certain employees are eligible to participate. Subject to their continued employment by the Company, certain employees offered supplemental pension arrangements will receive a defined monthly benefit upon attaining age 65. At December 31, 2005 and 2004 , the Company has accrued $2,752 and $2,652 , respectively, representing the present value of the future benefit payments. Expenses related to these plans amounted to $268, $288, and $275 in 2005, 2004 and 2003, respectively.

Participants in the savings and retirement plan may elect to contribute a portion of their compensation to the plan. The Company, contributes an amount in cash or other property as required by the plan. Expenses related to these plans amounted to $782, $817, and $784 in 2005, 2004 and 2003, respectively.

The Company also contributes to two multi-employer defined contribution and nine multi-employer defined benefit plans which cover certain union employees. Expenses related to these plans were $500, $483 and $566 in 2005, 2004 and 2003, respectively.

The Company has a Long Term Incentive Plan which began in conjunction with the IPO. The maximum number of shares of common stock that may be issued and awarded under the Long-Term Incentive Plan is 1,000,000 of which 566,545 shares are outstanding as of December 31, 2005. The Long-Term Incentive Plan will terminate 10 years from the date it was adopted by our board. In most cases the options vest at the end of a three-year period from the date of the award. Options are granted with an exercise price equal to the fair market value at the date of grant.

The following table summarizes the transactions pursuant to our stock option plans for the last three years ended December 31.

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2002	503.86	$5,600.00
Granted	—	—
Exercised	—	—
Canceled	—	—
Outstanding at December 31, 2003	503.86	$5,600.00
Granted	605,771	$7.71
Exercised	(15,767)	$6.34
Canceled	(503.86)	$5,600.00
Outstanding at December 31, 2004	590,004	$7.71
Granted	28,420	$17.26
Exercised	(1,183)	$11.50
Canceled	(50,696)	$8.27
Outstanding at December 31, 2005	566,545	$8.17

At December 31, 2005 and 2004, options to purchase 419,491 and 433,482 shares of common stock, respectively, were exercisable at a weighted average exercise prices of $6.91 and $6.39 per share, respectively.

At December 31, 2005, information for outstanding options and options currently exercisable is as follows:

	Option Price Range Per Share
	$6.00-$10.99	$11.00-$13.99	$14.00-$19.99
Options outstanding
Number of options	397,285	140,840	28,420
Weighted-average exercise price	$6.34	$11.50	$17.26
Weighted-average contractual lives	8.42 years	8.63 years	9.14 years
Options exercisable
Number of options	397,285	5,598	16,608
Weighted-average exercise price	$6.34	$11.50	$19.00

At December 31, 2004, information for outstanding options and options currently exercisable is as follows:

	Option Price Range Per Share
	$6.00-$10.99	$11.00-$13.99	$14.00-$19.99
Options outstanding
Number of options	429,068	160,936	—
Weighted-average exercise price	$6.34	$11.50	$—
Weighted-average contractual lives	9.42 years	9.63 years	—
Options exercisable
Number of options	429,068	4,414	—
Weighted-average exercise price	6.34	11.50	—

Note J.         Leases and Contingencies

The Company operates parking facilities under operating leases expiring on various dates, generally prior to 2017. Certain of the leases contain options to renew at the Company’s discretion.

Total future annual rent expense is not determinable due to the application of percentage factors based on revenues. At December 31, 2005, the Company’s minimum rental commitments, excluding contingent rent provisions under all non-cancelable leases with remaining terms of more than one year, are as follows:

(in thousands)
2006	$23,751
2007	22,320
2008	16,885
2009	11,021
2010	7,855
2011 and thereafter,	23,406
$105,238

Rent expense, including contingent rents, was $108,721, $102,300 and $94,105 in 2005, 2004 and 2003, respectively.

Contingent rent expense was $66,959, $79,892 and $73,558 in 2005, 2004 and 2003, respectively.

Note K.     Management Contracts and Related Arrangements with Affiliates

We have management contracts to operate two surface parking lots in Chicago. Steven A. Warshauer and Michael K. Wolf own membership interests in a limited liability company that is a member of the limited liability companies that own those lots. We received a total of $39,900 in 2005, $39,800 in 2004 and $39,200 in 2003 under the applicable management contracts.

We entered into a management agreement with D&E Parking, Inc., a privately held company entirely owned by Ed Simmons, Executive Officer of the Company and Dale Stark, a former Senior Vice President and presently a consultant of the Company. In consideration of the services provided by D&E, we paid D&E an annual base fee of $388,479 in 2005, $364,600 in 2004 and $358,000 in 2003. On December 31, 2003, we entered into an agreement to sell, at fair market value, certain contract assets to D&E. We continue to operate the parking facilities and receive management fees and reimbursement for support services in connection with the operation of the parking facilities. We received a total of $159,287, in 2005, $71,900 in 2004 and $133,000 in 2003 under this arrangement

In 2005, Standard Parking provided property management services to eight separate retail shopping centers and commercial office buildings, in which D&E have a minority ownership interest. Dale Stark, a former Senior Vice President and presently a consultant of the Company, is the managing member of each of the property ownership entities. In consideration of the property management services we provided for these eight properties, we received fees totaling $273,218 in 2005. In 2004, we operated six of these properties and received fees totaling $161,030 for our property management services. In 2003, we operated two of these properties and received fees totaling $9,059 for our property management services.

In 2005, our wholly owned subsidiary, Preferred Response Security Services, Inc., provided security services to a property owned by D&E. We received net fees amounting to $17,981 for these security services. In 2005, we provided sweeping and power washing for three properties owned by D&E. For these services we received fees totaling $26,331.

We entered into a management agreement dated as of September 19, 2000, with Circle Line Sightseeing Yachts, Inc. to manage and operate certain parking facilities located along the Hudson River and Piers located in New York City and under the control of Circle Line. Until June of 2005, Circle Line was approximately 41.25% indirectly owned by John V. Holten’s immediate family. Mr. Holten was previously a Director of New York Cruise Lines, Inc., which owned all of the outstanding stock of Circle Line, from 1990 to February 2005. We received a total of $78,900 in 2005, $71,400 in 2004 and $131,400 in 2003 under this arrangement. Additionally, Circle Line has the right to require us to temporarily advance to Circle Line on or before each December 31st and April 1st the anticipated net profit in increments of $100,000 each. We made an advance of $100,000 in 2005 which has been repaid as of December 31, 2005.

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

Thomas J. Moriarty, Trustee on behalf of Teamsters Local Union No. 727 Pension Fund, Teamsters Local Union No. 727 Health and Welfare Fund and Teamsters Local Union No. 727 Legal and Educational Assistance Fund, Plaintiff v. Standard Parking Corporation IL and Standard Parking Corporation, Defendants, Case No. 03C 9403, United States District Court, Northern District of Illinois, Eastern Division.

This matter was filed on December 30, 2003 by Thomas J. Moriarty, trustee, on behalf of the Teamsters Local 727 Pension, Health and Welfare, and Legal and Educational Assistance Funds. The action was brought under the Labor Management Relations Act (LMRA) and the Employee Retirement Income Security Act of 1974 (ERISA); The lawsuit seeks to recover alleged unpaid contributions to the Teamsters Local 727 benefit funds that plaintiff claims are owed under the collective bargaining agreements in effect for the period January 1, 2000 through December 31, 2002. Plaintiff seeks to recover (1) unpaid contributions; (2) interest on the alleged delinquencies; (3) liquidated damages of 20% of the unpaid contributions, or the interest relating to these contributions (“double interest”); and (4) attorneys fees and audit costs. These have been no significant procedural events in the litigation.

The plaintiff’s final version of the underlying audit was not issued until August 4, 2005. The amount claimed on the audit (including interest, damages and auditors fees), is approximately $1.64 million. The Company disputes the plaintiff’s audit findings.

The Company completed its initial review of plaintiff’s audit in December 2005 and delivered its findings to plaintiff’s auditors for their review and response. The Company is awaiting comments from plaintiff’s auditors before undertaking any additional formal discussions. No significant court deadlines exist at the present time. Substantial formal discovery is expected to begin in the second half of 2006 if the parties are unable to resolve the disputed amounts in the audit report.

Note M.   Capital Leases

Property under capital leases included within equipment is as follows: (in thousands)

	December 31,
	2005	2004
Service vehicles	$9,349	$8,425
Computer equipment	2,537	2,537
Parking equipment	2,057	1,698
	13,943	12,660
Less: Accumulated depreciation	7,106	5,009
	$6,837	$7,651

Future minimum lease payments under capital leases at December 31, 2005 together with the present value of the minimum lease payments are as follows:

2006	$3,064
2007	1,456
2008	978
2009	561
2010 and thereafter	811
Total minimum payments	6,870
Less: Amounts representing interest	(624)
Present value of minimum payments	6,246
Less: Current portion	(2,786)
Total long-term portion	$3,460

Note N.     Goodwill and Intangible Assets

As of December 31, 2005 and 2004, the Company’s finite lived intangible assets amounted to $0 and $56 , respectively, net of accumulated amortization of $731 and $676, respectively, which primarily consisted of non-compete agreements amortized over their useful lives.

The change in the carrying amount of goodwill is summarized as follows: (in thousands)

	For the Year Ended December 31,
	2005	2004
Balance at beginning of year	$118,342	$117,390
Effect of foreign currency translation	122	308
Contingency payments related to prior acquisitions	317	644
Balance at end of year	$118,781	$118,342

Amortization expense for intangible assets during the year ended December 31, 2005 was $56.

On October 3, 2004, a Consulting Agreement dated March 20, 1998 between us and Sidney Warshauer, a former owner of ours, was terminated by its terms as a result of Mr. Warshauer’s death. We recorded a one-time non-cash charge to amortization expense in the fourth quarter of 2004 reflecting the write-off of the net unamortized balance of Mr. Warshauer’s covenant not to compete of $570.

Note O.     Long-term Receivables

Long-term receivables, net, consist of the following:

	Amount Outstanding
	December 31, 2005	December 31, 2004
	(in thousands)
Bradley International Airport
Guarantor payments	$4,945	$6,473
Other Bradley related, net	2,492	2,492
Valuation allowance	(2,484)	(2,484)
Net amount related to Bradley	4,953	6,481
Other long-term receivables, net	—	836
Total long-term receivables, net	$4,953	$7,317

We are entered into a 25-year agreement with the State of Connecticut that expires on April 6, 2025, under which we operate the surface parking and 3,500 garage parking spaces at Bradley International Airport located in the Hartford, Connecticut metropolitan area. The parking garage was financed on April 6, 2000 through the issuance of $47.7 million of State of Connecticut special facility revenue bonds. The Bradley agreement provides that we deposit with a trustee for the bondholders all gross revenues collected from operations of the surface and garage parking, and from these gross revenues, the trustee pays debt service on the special facility revenue bonds, operating and capital maintenance expenses of the surface and garage parking facilities and specific annual guaranteed minimum payments to the State. Principal and interest on the Bradley special facility revenue bonds increase from approximately $3.6 million in lease year 2002 to approximately $4.5 million in lease year 2025. Our annual guaranteed minimum payments to the State increase from approximately $8.3 million in lease year 2002 to approximately $13.2 million in lease year 2024.

To the extent that monthly gross receipts are not sufficient for the trustee to make the required payments we are obligated, pursuant to our guaranty agreement, to deliver the deficiency amount to the trustee within three business days of being notified. We are responsible for these deficiency payments regardless of the amount of utilization for the Bradley parking facilities. We received repayments (net of deficiency payments) of $1.5 million the year-ended December 31, 2005. We made deficiency payments (net of repayments) of $2.0 million in the year-ended December 31, 2004 and $3.3 million in the year-ended December 31, 2003.

The deficiency payments represent contingent interest bearing advances to the trustee to cover operating cash flow requirements. The payments, if any, are recorded as a receivable by us for which we are reimbursed from time to time as provided in the trust agreement. As of December 31, 2005 we have advanced to the trustee $4.9 million, net of reimbursements. For the year ended December 31, 2005, we recorded a receivable of $523 related to interest income on the repayments received in 2005. We believe these advances to be fully recoverable and therefore have not recorded a valuation allowance for them. We do not guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.

We recorded $2.7 million as a valuation allowance related to long-term receivables during the year ended December 31, 2003. The amount was sufficient to cover all net receivables related to Bradley Airport other than the deficiency payments. There was no additional allowance recorded in the period ended December 31, 2005 and 2004. It is anticipated that we will continue to reflect a valuation allowance against these receivables until the collectibility becomes more assured. In September 2004, we received payment of approximately $0.2 million which reduced the other Bradley related amount and we reversed an equal amount of the valuation allowance.

The $0.8 million of other long-term receivables related to a facility in Minnesota where a breakdown in negotiations to restructure the contract occurred. We recorded a valuation allowance for the amount of the receivable during 2005.

Note P.       Stock Repurchase

On March 4, 2005, the Board of Directors authorized us to repurchase shares of our common stock for a value not to exceed $6.0 million. We repurchased certain shares in open market transactions from time to time and our majority shareholder agreed in each case to sell shares equal to its pro-rata ownership at the same price paid by us in each open market purchase. On March 15, 2005, we repurchased 93,170 shares at $15.60 per share on the open market. Our majority shareholder sold to us 99,136 shares at $15.60 per share. The total value of the transaction was approximately $3.0 million

During the second quarter we repurchased 43,786 shares at an average price of $16.88 per share on the open market. Our majority shareholder sold to us 32,956 shares in the second quarter at an average price of $16.93 per share. The total value of the second quarter transactions was $1.3 million.

During the third quarter we repurchased 39,735 shares at an average price of $18.17 per share on the open market. Our majority shareholder sold to us 52,921 shares in the third quarter at an average price of $17.79 per share. The total value of the third quarter transactions was $1.7 million. The third quarter purchases completed the repurchase program authorized by the Board of Directors on March 4, 2005.

The Company retired the total 361,704 shares it purchased during the year ended December 31, 2005.

Note Q.     Domestic and foreign operations

Our business activities consist of domestic and foreign operations. Foreign operations are conducted in Canada. Revenue attributable to foreign operations were less than 10% of consolidated revenues for each of the years ended December 31, 2005, 2004 and 2003.

A summary of information about our foreign and domestic operations is as follows (in thousands):

	Year ended December 31,
	2005	2004	2003
Total revenues, excluding reimbursement of management contract expenses:
Domestic	$245,155	$230,561	$213,863
Foreign	2,820	1,903	1,431
Consolidated	$247,975	$232,464	$215,294
Operating income:
Domestic	$23,080	$18,911	$13,084
Foreign	508	750	505
Consolidated	$23,588	$19,661	$13,589
Net income (loss) before minority interest and income taxes:
Domestic	$14,463	$9,869	$(1,581)
Foreign	568	789	368
Consolidated	$15,031	$10,658	$(1,213)
Identifiable assets:
Domestic	$193,468	$186,454	$181,531
Foreign	7,885	8,648	8,054
Consolidated	$201,353	$195,102	$189,585

Note R. Subsidiary Guarantors

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

	Standard Parking Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
December 31, 2005
Balance Sheet Data:
Current assets:
Cash and cash equivalents	$8,886	$94	$1,797	$—	$10,777
Notes and accounts receivable, net	36,930	647	3,130	—	40,707
Prepaid expenses and supplies	2,078	—	139	—	2,217
Deferred income taxes	1,961	—	—	—	1,961
Total current assets	49,855	741	5,066	—	55,662
Leaseholds and equipment, net	14,695	1,620	1,101	—	17,416
Long term receivables, net	4,953	—	—	—	4,953
Advances and deposits	1,187	—	143	—	1,330
Goodwill	110,953	3,585	4,243	—	118,781

Intangible and other	2,905	—	306	—	3,211
Investment in subsidiaries	7,322	—	—	(7,322)	—
Total assets	$191,870	$5,946	$10,859	$(7,322)	$201,353
Current liabilities:
Accounts payable	$28,562	$184	$2,428	$—	$31,174
Accrued and other current liabilities	25,134	2,789	2,230	—	30,153
Current portion of long-term borrowings	2,994	—	769	—	3,763
Total current liabilities	56,690	2,973	5,427	—	65,090
Deferred income taxes	1,561	—	—	—	1,561
Long-term borrowings, excluding current portion	88,060	—	285	—	88,345
Other long-term liabilities	21,146	—	798	—	21,944
Convertible redeemable preferred stock, series D 18%, par value $100 per share, 10 shares issued and outstanding	1	—	—	—	1
Common stockholders’ equity (deficit):
Common stock, par value $.001 per share; 12,100,000 share authorized; 10,126,482 shares issued and outstanding	10	—	—	—	10
Additional paid—in capital	187,613	2	1	—	187,616
Accumulated other comprehensive income	127	—	292	—	419
Accumulated (deficit) equity	(163,338)	2,971	4,056	(7,322)	(163,633)
Total common stockholders’ equity (deficit)	24,412	2,973	4,349	(7,322)	24,412
Total liabilities and common stockholders’ equity (deficit)	$191,870	$5,946	$10,859	$(7,322)	$201,353
Income Statement Data:
Parking services revenue:
Lease contracts	$121,328	$21,335	$11,436	$—	$154,099
Management contracts	86,573	122	7,181	—	93,876
	207,901	21,457	18,617	—	247,975
Reimbursement of management contract expense	338,679	—	—	—	338,679
Total revenue	546,580	21,457	18,617	—	586,654
Cost of parking services:
Lease contracts	111,245	19,461	10,331	—	141,037
Management contracts	33,127	58	3,916	—	37,101
	144,372	19,519	14,247	—	178,138
Reimbursement of management contract expense	338,679	—	—	—	338,679
Total cost of parking services	483,051	19,519	14,247	—	516,817

Gross profit:
Lease contracts	10,083	1,874	1,105	—	13,062
Management contracts	53,446	64	3,265	—	56,775
Total gross profit	63,529	1,938	4,370	—	69,837
General and administrative expenses	37,724	—	1,198	—	38,922
Depreciation and amortization	5,536	274	617	—	6,427
Valuation allowance related to long-term receivables	900	—	—	—	900
Operating income	19,369	1,664	2,555	—	23,588
Other expenses (income):
Interest expense	9,265	—	133	—	9,398
Interest income	(773)	—	(68)	—	(841)
Income before minority interest and income taxes	10,877	1,664	2,490	—	15,031
Minority interest	150	—	176	—	326
Income tax expense (benefit)	(159)	—	145	—	(14)
Equity in earnings of subsidiaries	3,833	—	—	(3,833)	—
Net income (loss)	$14,719	$1,664	$2,169	$(3,833)	$14,719
Cash Flows Data:
Operating activities:
Net income (loss)	$14,719	$1,664	$2,169	$(3,833)	$14,719
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	4,925	263	594	—	5,782
Loss on sale of assets	611	11	23	—	645
Amortization of deferred financing costs	764	—	—	—	764
Amortization of carrying value in excess of principal	(179)	—	—	—	(179)
Valuation allowance related to long-term receivables	900	—	—	—	900
Provision for losses on accounts receivable	471	7	55	—	533
Deferred income taxes	(400)	—	—	—	(400)
Change in operating assets and liabilities	4,271	119	4,200	—	8,590
Net cash provided by (used in) operating activities	26,082	2,064	7,041	(3,833)	31,354
Investing activities:
Purchase of leaseholds and equipments	(4,738)	—	(24)	—	(4,762)
Proceeds from the sale of assets	22	—	7	—	29
Contingent purchase payments	(316)	—	—	—	(316)

Net cash used in investing activities	(5,032)	—	(17)	—	(5,049)
Financing activities:
Proceeds from exercise of stock options	14	—	—	—	14
Repurchase of common stock	(5,963)	—	—	—	(5,963)
Proceeds from long-term borrowings	360	—	—	—	360
Payments on senior credit facility	(16,400)	—	—	—	(16,400)
Payments on long-term borrowings	(214)	—	1	—	(213)
Payments on joint venture borrowings	—	—	(618)	—	(618)
Payments on debt issuance costs	(126)	—	—	—	(126)
Payments on capital leases	(2,271)	—	(847)	—	(3,118)
Net cash used in financing activities	(24,600)	—	(1,464)	—	(26,064)
Effect of exchange rate changes	—	—	176	—	176
Increase in cash and cash equivalents	(3,550)	2,064	5,736	(3,833)	417
Cash and cash equivalents at beginning of year	5,875	1,847	2,638	—	10,360
Cash and cash equivalents at end of year	$2,325	$3,911	$8,374	$(3,833)	$10,777

	Standard Parking Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
December 31, 2004
Balance Sheet Data:
Current assets:
Cash and cash equivalents	$8,262	$—	$2,098	$—	$10,360
Notes and accounts receivable, net	27,841	590	6,177	—	34,608
Prepaid expenses and supplies	2,290	29	11	—	2,330
Total current assets	38,393	619	8,286	—	47,298
Leaseholds and equipments, net	14,900	263	1,318	—	16,481
Long term receivables, net	7,317	—	—	—	7,317
Advances and deposits	1,590	—	226	—	1,816
Goodwill	110,637	3,585	4,120	—	118,342
Intangible and other	3,509	48	291	—	3,848
Investment in subsidiaries	11,319	—	—	(11,319)	—
Total assets	$187,665	$4,515	$14,241	$(11,319)	$195,102
Current liabilities:
Accounts payable	$24,306	$215	$1,586	$—	$26,107
Accrued and other current liabilities	22,826	1,011	1,957	—	25,794
Current portion of long-term borrowings	2,708	—	804	—	3,512
Total current liabilities	49,840	1,226	4,347	—	55,413
Long-term borrowings, excluding current portion	105,153	10	1,075	—	106,238
Other long-term liabilities	17,332	—	779	—	18,111
Convertible redeemable preferred stock, series D 18%, par value $100 per share, 10 shares issued and outstanding	1	—	—	—	1
Common stockholders’ equity (deficit):
Common stock, par value $.001 per share; 12,100,000 share authorized; 10,487,003 shares issued and outstanding	10	—	—	—	10
Additional paid-in capital	193,562	2	1	—	193,565
Accumulated other comprehensive income	—	—	116	—	116
Accumulated (deficit) equity	(178,233)	3,277	7,923	(11,319)	(178,352)
Total common stockholders’ equity (deficit)	15,339	3,279	8,040	(11,319)	15,339
Total liabilities and common stockholders’ equity (deficit)	$187,665	$4,515	$14,241	$(11,319)	$195,102

	Standard Parking Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Income Statement Data:
Parking services revenue:
Lease contracts	$115,241	$21,993	$11,518	$—	$148,752
Management contracts	78,954	160	4,598	—	83,712
	194,195	22,153	16,116		232,464
Reimbursement of management contract expense	331,171	—	—	—	331,171
Total revenue	525,366	22,153	16,116	—	563,635
Cost of parking services:
Lease contracts	104,374	20,147	10,027	—	134,548
Management contracts	32,105	64	1,860	—	34,029
	136,479	20,211	11,887		168,577
Reimbursement of management contract expense	331,171	—	—	—	331,171
Total cost of parking services	467,650	20,211	11,887	—	499,748
Gross profit:
Lease contracts	10,867	1,846	1,491	—	14,204
Management contracts	46,849	96	2,738	—	49,683
Total gross profit	57,716	1,942	4,229	—	63,887
General and administrative expenses	32,655	—	815	—	33,470
Depreciation and amortization	6,110	215	632	—	6,957
Management fee—parent company	1,500	—	—	—	1,500
Non-cash stock option compensation expense	2,299	—	—	—	2,299
Operating income	15,152	1,727	2,782	—	19,661
Other expenses (income):
Interest expense	13,171	1	197	—	13,369
Interest income	(450)	—	(84)	—	(534)
Net gain from extinguishment of debt	(3,832)	—	—	—	(3,832)
Income before minority interest and income taxes	6,263	1,726	2,669	—	10,658
Minority interest	163	—	186	—	349
Income tax expense	10	—	(122)	—	(112)
Equity in earnings of subsidiaries	4,331	—	—	(4,331)	—
Net (loss) income before preferred stock dividends and increase in value of common stock subject to put/call rights	10,421	1,726	2,605	(4,331)	10,421
Preferred stock dividends	(7,243)	—	—	—	(7,243)
Increase in value of common stock subject to put/call rights	(538)	—	—	—	(538)
Net income (loss)	$2,640	$1,726	$2,605	$(4,331)	$2,640

	Standard Parking Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
Cash Flows Data:
Operating activities:
Net income (loss)	$10,421	$1,726	$2,605	$(4,331)	$10,421
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	6,034	215	619	—	6,868
Loss on sale of assets	76	—	13	—	89
Non-cash interest expense	279	—	—	—	279
Amortization of deferred financing costs	1,015	—	—	—	1,015
Amortization of carrying value in excess of principal	(1,308)	—	—	—	(1,308)
Non-cash stock option compensation expense	2,513	—	—	—	2,513
Write-off debt issuance costs	2,385	—	—	—	2,385
Write off of carrying value in excess of principal related to the 14% senior subordinated second lien notes	(8,207)	—	—	—	(8,207)
Provision for losses on accounts receivable	412	24	28	—	464
Change in operating assets and liabilities	(866)	(200)	(2,109)	—	(3,175)
Net cash provided by (used in) operating activities	12,754	1,765	1,156	(4,331)	11,344
Investing activities:
Purchase of leaseholds and equipments	(1,372)	—	(6)	—	(1,378)
Proceeds from the sale of assets	21	—	5	—	26
Contingent purchase payments	(644)	—	—	—	(644)
Net cash used in investing activities	(1,995)	—	(1)	—	(1,996)
Financing activities:
Proceeds from initial public offering	46,709	—	—	—	46,709
Proceeds from exercise of stock options	100	—	—	—	100
Repurchase of common stock subject to put/call rights	(6,250)	—	—	—	(6,250)
Payments on senior credit facility	(40,650)	—	—	—	(40,650)
Proceeds from senior credit facility	54,550	—	—	—	54,550
Payments on long-term borrowings	(101)	—	(44)	—	(145)
Payments on joint venture borrowings	—	—	(555)	—	(555)
Payments on debt issuance costs	(1,409)	—	—	—	(1,409)
Payments on capital leases	(1,634)	—	(789)	—	(2,423)
Repurchase of 14% senior subordinated second lien notes	(57,734)	—	—	—	(57,734)
Net cash (used in) financing activities	(6,419)	—	(1,388)	—	(7,807)
Effect of exchange rate changes	—	—	349	—	349
Increase (decrease) in cash and cash equivalents	4,340	1,765	116	(4,331)	1,890
Cash and cash equivalents at beginning of year	6,660	78	1,732	—	8,470
Cash and cash equivalents at end of year	$11,000	$1,843	$1,848	$(4,331)	$10,360

	Standard Parking Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Total
December 31, 2003
Income Statement Data:
Parking services revenue:
Lease contracts	$106,378	$22,114	$10,189	$—	$138,681
Management contracts	72,410	181	4,022	—	76,613
Reimbursement of management contract expense	330,243	—	—	—	330,243
Total revenue	509,031	22,295	14,211	—	545,537
Cost of parking services:
Lease contracts	96,130	20,158	8,865	—	125,153
Management contracts	28,063	53	1,323	—	29,439
Reimbursement of management contract expense	330,243	—	—	—	330,243
Total cost of parking services	454,436	20,211	10,188	—	484,835
Gross profit:
Lease contracts	10,248	1,956	1,324	—	13,528
Management contracts	44,347	128	2,699	—	47,174
Total gross profit	54,595	2,084	4,023	—	60,702
General and administrative expenses	32,084	—	610	—	32,694
Depreciation and amortization	6,408	213	880	—	7,501
Special charges	866	—	189	—	1,055
Management fee—parent company	3,000	—	—	—	3,000
Valuation allowance related to long-term receivable	2,650	—	—	—	2,650
Operating income	9,587	1,871	2,344	—	13,802
Other expenses (income):
Interest expense	16,531	1	265	—	16,797
Interest income	(141)	—	(97)	—	(238)
Net gain from extinguishment of debt	(1,757)	—	—	—	(1,757)
Income before minority interest and income taxes	(5,046)	1,870	2,176	—	(1,000)
Minority interest	151	—	206	—	357
Income tax expense	240	—	384	—	624
Equity in earnings of subsidiaries	3,456	—	—	(3,456)	—
Net (loss) income before preferred stock dividends and increase in value of common stock subject to put/call rights	(1,981)	1,870	1,586	(3,456)	(1,981)
Preferred stock dividends	(15,630)	—	—	—	(15,630)
Increase in value of common stock subject to put/call rights	(1,242)	—	—	—	(1,242)
Net (loss) income	$(18,853)	$1,870	$1,586	$(3,456)	$(18,853)

Cash Flows Data:
Operating activities:
Net income (loss)	$(1,981)	$1,870	$1,586	$(3,456)	$(1,981)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	6,408	213	880	—	7,501
Non-cash interest expense	3,263	—	—	—	3,263
Amortization of deferred financing costs	1,199	—	—	—	1,199
Amortization of carrying value in excess of principal	(2,854)	—	—	—	(2,854)
Valuation allowance related to long-term receivables	2,650	—	—	—	2,650
Write off of carrying value in excess of principal related to the 14% senior subordinated second lien notes	(1,172)	—	—	—	(1,172)
Provision (reversal) for losses on accounts receivable	(907)	(61)	(61)	—	(1,029)
Gain on extinguishment of debt	(585)	—	—	—	(585)
Change in operating assets and liabilities	10,700	(2,041)	(2,029)	—	6,630
Net cash (used in) provided by operating activities	16,721	(19)	376	(3,456)	13,622
Investing activities:
Purchase of leaseholds and equipments	(1,812)	—	—	—	(1,812)
Proceeds from the sale of assets	23	—	—	—	23
Contingent purchase payments	(709)	—	—	—	(709)
Net cash used in investing activities	(2,498)	—	—	—	(2,498)

Financing activities:
Proceeds from long-term borrowings	332	—	—	—	332
Proceeds from senior credit facility	4,500	—	—	—	4,500
Payments on long-term borrowings	(21)	—	(33)	—	(54)
Payments on joint venture borrowings	—	—	(687)	—	(687)
Payments on debt issuance costs	(2,987)	—	—	—	(2,987)
Payments on capital leases	(1,994)	—	—	—	(1,994)
Repurchase of 14% senior subordinated second lien notes	(5,915)	—	—	—	(5,915)
Redemption of preferred stock	(2,413)	—	—	—	(2,413)
Net cash (used in) provided by financing activities	(8,498)	—	(720)	—	(9,218)
Effect of exchange rate changes	—	—	411	—	411
(Decrease) increase in cash and cash equivalents	5,725	(19)	67	(3,456)	2,317
Cash and cash equivalents at beginning of year	4,723	97	1,333	—	6,153
Cash and cash equivalents at end of year	$10,448	$78	$1,400	$(3,456)	$8,470

Note S. Subsequent Event

On February 28, 2006 we entered into a fourth amendment to our Credit Agreement, pursuant to which the interest pricing of our LIBOR Margin, Base Rate Margin, and the Letter of Credit Fee rate has been reduced by 25 basis points across the entire interest rate pricing grid. The termination date was extended to December 2, 2007, the definition of Change in Control was amended and restated in its entirety and we are permitted to repurchase shares of our common stock during 2006, on the open market or through private purchases, for a value not to exceed $6.0 million, provided that we meet certain financial tests. The covenants related to; fixed charge coverage ratio, senior debt to EBITDA ratio and the total debt to EBITDA ratio were amended and restated.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD PARKING CORPORATION
By:	/s/ JAMES A. WILHELM
James A. Wilhelm
Director, President and Chief Executive Officer

Date: March 10, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JOHN V. HOLTEN	Director and Chairman	March 10, 2006
John V. Holten
/s/ JAMES A. WILHELM	Director, President and Chief Executive Officer	March 10, 2006
James A. Wilhelm	(Principal Executive Officer)
/s/ GUNNAR E. KLINTBERG	Director	March 10, 2006
Gunnar E. Klintberg
/s/ CHARLES L. BIGGS	Director	March 10, 2006
Charles L. Biggs
/s/ KAREN M. GARRISON	Director	March 10, 2006
Karen M. Garrison
/s/ LEIF F. ONARHEIM	Director	March 10, 2006
Leif F. Onarheim
/s/ A. PETTER OSTBERG	Director	March 10, 2006
A. Petter Ostberg
/s/ ROBERT S. ROATH	Director	March 10, 2006
Robert S. Roath
/s/ G. MARC BAUMANN	Executive Vice President, Chief Financial Officer,	March 10, 2006
G. Marc Baumann	and Treasurer (Principal Financial Officer)
/s/ DANIEL R. MEYER	Senior Vice President, Corporate Controller and	March 10, 2006
Daniel R. Meyer	Asst. Treasurer (Principal Accounting Officer)

STANDARD PARKING CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Balance at End of Year (2)
Year ended December 31, 2005:
Allowance for doubtful accounts	$3,080	$964	—	$(479)	$3,565
Deducted from asset accounts
Allowance for doubtful accounts
Year ended December 31, 2004:
Deducted from asset accounts
Allowance for doubtful accounts	3,308	316	—	(544)	3,080
Year ended December 31, 2003:
Deducted from asset accounts
Allowance for doubtful accounts	1,687	3,849	—	(2,228)	3,308
Deferred tax valuation account
Year ended December 31, 2005	$30,938	$—	$(6,359)	$(400)	$24,179
Year ended December 31, 2004	34,229	—	(3,291)	—	30,938
Year ended December 31, 2003	27,802	—	6,427	—	34,229

(1)          Represents uncollectible account written off, net of recoveries and reversal of provision.

(2)          Includes long-term receivables valuation of $2.5 million.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of the Company filed on June 2, 2004 (incorporated by reference to exhibit 3.1 of the Company’s Form 8-K filed on June 16, 2004).
3.2	Amended and Restated By-Laws of the Company effective as of June 2, 2004 (incorporated by reference to exhibits 3.2 of the Company’s Form 8-K filed on June 16, 2004).
4.1	Specimen common stock certificate (incorporated by reference to exhibit 4.1 of Amendment No. 2 to the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on May 18, 2004).
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

10.1

Credit Agreement, dated June 2, 2004 among the Company, various financial institutions, LaSalle Bank National Association and Wells Fargo Bank, N.A. (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 16, 2004).

10.1.1

First Amendment to Credit Agreement,dated July 7, 2004 among the Company, various financial institutions, La Salle Bank National Association and Wells Fargo Bank, N.A. (incorporated by reference to exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed for June 30, 2004).

10.1.2

Second Amendment to Credit Agreement dated March 14, 2005, among the Company, LaSalle Bank National Association and various financial institutions (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 17, 2005).

10.1.3

Third Amendment to Credit Agreement dated March 16, 2005, among the Company, LaSalle Bank National Association, Wells Fargo Bank, N.A. and Fifth Third Bank Chicago (incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K dated March 17, 2005).

10.2

Amended Rate Cap Transaction Agreement dated as of November 15, 2004 by and among LaSalle Bank National Association and the Company (incorporated by reference to exhibit 10.1 of the Company’s current Report on Form 8-K filed on November 17, 2004).

10.3

Amended Rate Cap Transaction Agreement dated as of November 15, 2004 by and among LaSalle Bank National Association and the Company (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 17, 2004).

10.4

Employment Agreement, dated as of March 30, 1998 between the Company and Myron C. Warshauer (incorporated by reference to exhibit 10.6 of the Company’s Registration Statement on Form S-4, File No. 333-50437, filed on April 17, 1998).

10.4.1

First Amendment to Employment Agreement, dated July 7, 2003 between the Company and Myron C. Warshauer (incorporated by reference to exhibit 10.4.1 of the Company’s Annual Report on Form 10-K filed for December 31, 2004).

10.4.2

Amendment to Employment Agreement, dated as of May 10, 2004 between the Company and Myron C. Warshauer (incorporated by reference to exhibit 10.4.2 of the Company’s Annual Report on Form 10-K filed for December 31, 2004).

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

10.6.6

Sixth Amendment to Executive Employment Agreement dated as of April 1, 2005, between the Company and James A. Wilhelm (incorporated by reference to exhibit 10.4 of the Company’s Current Report on Form 8-K filed on March 7, 2005).

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

10.8.1

First Amendment to Amended and Restated Executive Employment Agreement, dated as of April 11, 2005, between the Company and John Ricchiuto (incorporated by reference to exhibit 10.3 of the Company’s Current Report on Form 8-K filed on March 7, 2005).

10.9

Amended and Restated Employment Agreement, dated March 1, 2005, between the Company and Steven A. Warshauer (incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 7, 2005).

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

10.12

Amended and Restated Executive Employment Agreement, dated as of March 1, 2005, between the Company and Thomas L. Hagerman (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 7, 2005).

10.13

Long-Term Incentive Plan dated as of May 1, 2004 (incorporated by reference to exhibit 10.12 of Amendment No. 1 to the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on May 10, 2004).

10.14

Form of Amended and Restated Stock Option Award Agreement between the Company and an optionee (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 21, 2005).

10.14.1

Form of First Amendment to the Amended and Restated Stock Option Award Agreement between the Company and an optionee (incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 21, 2005).

10.15

Consulting Agreement, dated as of October 16, 2001 between the Company and Shoreline Enterprises, LLC (incorporated by reference to exhibit 10.36 of the Company’s Annual Report on Form 10-K filed for December 31, 2001).

10.15.1

Amendment to Consulting Agreement, dated as of May 10, 2004 between the Company and Shoreline Enterprises, LLC (incorporated by reference to exhibit 10.14.1 of the Company’s Annual Report on Form 10-K filed for December 31, 2004).

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

10.18.1

First Amendment to the Management Agreement dated June 9, 2003 between the Company and Circle Line Sightseeing Yachts, Inc. (incorporated by reference to exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed for June 30, 2003)

10.19

Property Management Agreement, dated as of September 1, 2003 between the Company and Paxton Plaza, LLC (incorporated by reference to exhibit 10.19 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).

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

10.29

Stock Repurchase Agreement dated March 14, 2005, between the Company and Steamboat Industries LLC (incorporated by reference to exhibit 10.3 of the Company’s Current Report on Form 8-K filed on March 17, 2005).

10.29.1

Amended and Restated Stock Repurchase Agreement dated June 10, 2005, between the Company and Steamboat Industries LLC (incorporated by reference to exhibit 10.1 of the Company’s current Report on Form 8-K filed on June 13, 2005).

10.30*	Form of Property Management Agreement
14.1	Code of Ethics (incorporated by reference to exhibit 14.1 of the Company’s Annual Report on Form 10-K for December 31, 2002).
21.1	Subsidiaries of the Company (incorporated by reference to exhibit 21.1 of the Company’s Registration Statement on Form S-1, File No. 333-112652 filed on February 10, 2004).
23.*	Consent of Independent Registered Public Accounting Firm dated as of March 7, 2006.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by James A. Wilhelm.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by G. Marc Baumann
31.3*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Daniel R. Meyer
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by James A. Wilhelm, G. Marc Baumann and Daniel R. Meyer.

*                    Filed herewith.