Form 10-K/A
period 2005-12-31
STANDARD PARKING CORP
filed 2006-04-13
CIK 1059262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 333-50437

Standard Parking Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware	16-1171179
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐                                  Accelerated Filer ☒                                       Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of June 30, 2005, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $81.8 million, based on the closing price of the common stock as reported on the Nasdaq National Market.

As of March 3, 2006, there were 10,126,482 shares of common stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

EXPLANATORY NOTE

We are filing this Form 10-K/A Amendment No. 1 to our report on Form 10-K for the year ended December 31, 2005, as filed on March 10, 2006, to correct a typographical error by changing the signature dates from March 10, 2005 to March 10, 2006 of the Section 1350 Certification included as Exhibit 32 to that report. This amendment does not update any other information set forth in the original filing of the Company’s report on Form 10-K for the year ended December 31, 2005.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Listing

Exhibit Number	Description
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by James A. Wilhelm, G. Marc Baumann and Daniel R. Meyer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD PARKING CORPORATION

By:	/s/ JAMES A. WILHELM
James A. Wilhelm
Director, President and Chief Executive Officer

Date: April 12, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN V. HOLTEN	Director and Chairman	April 12, 2006
John V. Holten

/s/ JAMES A. WILHELM	Director, President and Chief Executive Officer	April 12, 2006
James A. Wilhelm	(Principal Executive Officer)

/s/ GUNNAR E. KLINTBERG	Director	April 12, 2006
Gunnar E. Klintberg

/s/ CHARLES L. BIGGS	Director	April 12, 2006
Charles L. Biggs

/s/ KAREN M. GARRISON	Director	April 12, 2006
Karen M. Garrison

/s/ LEIF F. ONARHEIM	Director	April 12, 2006
Leif F. Onarheim

/s/ A. PETTER OSTBERG	Director	April 12, 2006
A. Petter Ostberg

/s/ ROBERT S. ROATH	Director	April 12, 2006
Robert S. Roath

/s/ G. MARC BAUMANN	Executive Vice President, Chief Financial Officer,	April 12, 2006
G. Marc Baumann	and Treasurer (Principal Financial Officer)

/s/ DANIEL R. MEYER	Senior Vice President, Corporate Controller and	April 12, 2006
Daniel R. Meyer	Asst. Treasurer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by James A. Wilhelm, G. Marc Baumann and Daniel R. Meyer.