Form 10-Q
period 2006-03-31
STANDARD PARKING CORP
filed 2006-05-05
CIK 1059262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Large accelerated filer ☐ Accelerated filer ☒  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐ NO ☒

As of May 5, 2006, there were 10,048,912 shares of common stock of the registrant outstanding.

STANDARD PARKING CORPORATION

FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share data)

	March 31, 2006	December 31, 2005
	(Unaudited)	(see Note)
ASSETS
Current assets:
Cash and cash equivalents	$6,798	$10,777
Notes and accounts receivable, net	43,964	40,707
Prepaid expenses and supplies	2,929	2,217
Deferred income taxes	1,961	1,961
Total current assets	55,652	55,662

Leaseholds and equipment, net	16,448	17,416
Long-term receivables, net	5,105	4,953
Advances and deposits	1,400	1,330
Goodwill	118,845	118,781
Other assets, net	2,979	3,211

Total assets	$200,429	$201,353

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,715	$31,174
Accrued and other current liabilities	26,312	30,153
Current portion of long-term borrowings	3,164	3,763
Total current liabilities	60,191	65,090

Deferred income taxes	2,019	1,561

Long-term borrowings, excluding current portion	90,606	88,345
Other long-term liabilities	22,394	21,944
Convertible redeemable preferred stock, series D 18%, par value $100 per share, 10 shares issued and outstanding	1	1

Common stockholders’ equity:
Common stock, par value $.001 per share; 12,100,000 shares authorized; 10,048,912 shares issued and outstanding as of March 31, 2006, and common stock, par value $.001 per share; 12,100,000 shares authorized; 10,126,482 shares issued and outstanding as of December 31, 2005	10	10
Additional paid-in capital	184,981	187,616
Accumulated other comprehensive income	56	419
Accumulated deficit	(159,829)	(163,633)
Total common stockholders’ equity	25,218	24,412

Total liabilities and common stockholders’ equity	$200,429	$201,353

Note:      The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See Notes to Condensed Consolidated Financial Statements.

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except for share and per share data, unaudited)

	Three Months Ended
	March 31, 2006	March 31, 2005
Parking services revenue:
Lease contracts	$38,354	$38,727
Management contracts	25,237	21,817
	63,591	60,544
Reimbursement of management contract expense	88,040	82,532
Total revenue	151,631	143,076

Cost of parking services:
Lease contracts	34,804	35,371
Management contracts	10,023	9,179
	44,827	44,550
Reimbursed management contract expense	88,040	82,532
Total cost of parking services	132,867	127,082

Gross profit:
Lease contracts	3,550	3,356
Management contracts	15,214	12,638
Total gross profit	18,764	15,994

General and administrative expenses (1)	10,681	9,094
Depreciation and amortization	1,445	1,464
Valuation allowance related to long-term receivables	—	900

Operating income	6,638	4,536
Other expenses (income):
Interest expense	2,186	2,384
Interest income	(74)	(77)
	2,112	2,307

Income before minority interest and income taxes	4,526	2,229

Minority interest	124	121
Income tax expense	598	17

Net income	$3,804	$2,091

Common Stock Data:
Net income per common share:
Basic	$0.38	$0.20
Diluted	$0.37	$0.19
Weighted average common shares outstanding:
Basic	10,121,869	10,457,155
Diluted	10,377,057	10,727,044

See Notes to Condensed Consolidated Financial Statements.

(1)                                  Non-cash stock compensation expense of $78 for the quarter ended March 31, 2006 is included in general and administrative expense.

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except for share and per share data, unaudited)

	Three Months Ended
	March 31, 2006	March 31, 2005

Operating activities:
Net income	$3,804	$2,091
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	1,445	1,464
Non-cash stock-based compensation	78	—
Amortization of deferred financing costs	189	179
Amortization of carrying value in excess of principal	(56)	(51)
Valuation allowance related to long-term receivables	—	900
(Reversal) provision for losses on accounts receivable	(209)	(36)
Deferred income taxes	458	—
Change in operating assets and liabilities	(7,588)	1,651
Net cash (used in) provided by operating activities	(1,879)	6,198

Investing activities:
Purchase of leaseholds and equipment	(397)	(256)
Contingent purchase payments	(75)	(88)
Net cash used in investing activities	(472)	(344)

Financing activities:
Proceeds from exercise of stock options	286	—
Repurchase of common stock	(2,999)	(3,003)
Proceeds (payments) on senior credit facility	2,450	(4,200)
Payments on long-term borrowings	(26)	(17)
Payments on joint venture borrowings	(165)	(148)
Payments of debt issuance costs	(78)	(82)
Payments on capital leases	(628)	(832)
Net cash used in financing activities	(1,160)	(8,282)

Effect of exchange rate changes on cash and cash equivalents	(468)	(35)

Decrease in cash and cash equivalents	(3,979)	(2,463)
Cash and cash equivalents at beginning of period	10,777	10,360

Cash and cash equivalents at end of period	$6,798	$7,897

Supplemental disclosures:
Cash paid during the period for:
Interest	$3,354	$3,372
Income taxes	85	175
Supplemental disclosures of non-cash activity:
Debt issued for capital lease obligation	$380	$1,044

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

In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the financial position and results of operations have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that might be expected for any other interim period or the fiscal year ending December 31, 2006. The financial statements presented in this report should be read in conjunction with the consolidated financial statements and footnotes thereto included in our 2005 Annual Report on Form 10-K filed March 10, 2006.

Certain reclassifications have been made to 2005 financial information to conform to 2006 presentation.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and joint ventures in which the Company has more than 50% ownership interest. Minority interest recorded in the consolidated statement of operations is the joint venture partner’s non-controlling interest in consolidated joint ventures. We have interests in 13 joint ventures, each of which operates between one and twenty-two parking facilities.  Of the 13 joint ventures, eight are majority owned by us and are consolidated into our financial statements, five are single purpose entities where we have a 50% interest or a minority interest.  Investments in joint ventures where the Company has a 50% or less non-controlling ownership interest are reported on the equity method.  All significant intercompany profits, transactions and balances have been eliminated in consolidation

Variable Interest Entities

Equity	Commencement of Operations	Nature of Activities	% Ownership	Locations
Other investments in VIE’s	Jan 92 – August 99	Management of parking lots, shuttle operations and parking meters	50%	Various states

The existing VIE’s in which we have a variable interest are not consolidated into our financial statement because we are not the primary beneficiary.

Stock-Based Compensation

Prior to January 1, 2006, the Company elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for the stock options granted to employees and directors.  Accordingly, employee and director compensation expense was recognized only for those options which price was less than fair market value at the measurement date.  The Company had adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation.  We were required to disclose pro forma information regarding option grants made to our employees based on specific valuation techniques that produce estimated compensation charges.  The pro forma information is as follows (in thousands, except per-share amounts):

March 31, 2005

Net income (loss)-as reported	$2,091
Add: Non-cash stock option compensation expense included in the reported net income, net of related tax effects	—
Deduct: Stock-based employee compensation expense using the fair value method net of related tax effects	(81)
Pro-forma net income (loss)	$2,010

Basic net income per common share- as reported	$0.20
Basic pro-forma net income per common share	$0.19
Diluted net income per common share- as reported	$0.19
Diluted pro-forma net income per common share	$0.19

Deductions for stock-based employee compensation expense in the above table were calculated using the Black-Scholes option pricing model.  Allocation of compensation expense was made using historical option terms for option grants made to our employees and using our historical stock price volatility.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective method and consequently we have not retroactively adjusted prior period results.  Under this method, compensation costs in the first quarter of 2006 is based on the estimated fair value of the respective options and the proportion vesting in the period.  Deductions for stock-based employee compensation expense for the first quarter ended March 31, 2006 was calculated using the Black-Scholes option pricing model.  Allocation of compensation expense was made using historical option terms for option grants made to our employees and historical price volatility.

The Company has a Long Term Incentive Plan that was adopted in conjunction with the IPO.  The maximum number of shares of common stock that may be issued and awarded under the Long-Term Incentive Plan is 1,000,000 of which 523,815 shares are outstanding as of March 31, 2006.  The Long-Term Incentive Plan will terminate 10 years from the date it was adopted by our board.  In most cases the options vest at the end of a three-year period from the date of the award.  Options are granted with an exercise price equal to the fair market value at the date of grant.

There were no options granted during the first quarter ended March 31, 2006.  The estimated weighted average fair value of the options granted during 2005 was $6.87 using the Black-Scholes option pricing model with the following assumptions; weighted average dividend yield was 0%, weighted average volatility of 34.57%, weighted average risk free interest based on zero-coupon U.S. government issues with a remaining term equal to the expected life of the option of 4.13%, and a weighted average expected term of 7 years for 2005.

The adoption of SFAS No. 123R using the modified prospective method resulted in recognizing $78 of stock based compensation expense in the quarter ended March 31, 2006, which is included in general and administrative expense.   As of March 31, 2006, there was $356 of unrecognized compensation costs related to unvested options which is expected to be recognized over a weighted average period of 1.2 years.

The following table summarizes the stock option activity for the first quarter ended March 31, 2006, and changes during the first quarter of fiscal 2006:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	566,545	$8.17
Granted	—	n/a
Exercised	(42,730)	$6.70
Canceled	—	n/a
Outstanding at March 31, 2006	523,815	$8.74
Exercisable at March 31, 2006	376,761	$6.94

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

The following table sets forth the computation of basic and diluted net income per share:

	Period Ended
	March 31, 2006	March 31, 2005
	(in thousands except for share and per share data)
Numerator:
Net income	$3,804	$2,091
Denominator:
Denominator for basic net income per common share:
Weighted average basic shares outstanding	10,121,869	10,457,155
Weighted average of diluted shares outstanding	10,377,057	10,727,044

Basic net income per common share	$0.38	$0.20
Dilutive net income per common share	$0.37	$0.19

There are no additional securities that could dilute basic EPS in the future that were not included in the computation of diluted EPS.

3.     Acquisition

As of January 1, 2006, we acquired the Seattle parking operations of Sound Parking.  As part of the agreement, all of Sound Parking’s operations in Seattle and Bellevue, Washington were assigned to us.  Sound Parking operated approximately 55 parking locations and 2 shuttle operations.  In conjunction with the acquisition we entered into long-term employment contracts with two of Sound Parking’s principals.

4.     Goodwill

The change in the carrying amount of goodwill is summarized as follows (in thousands):

Beginning balance at December 31, 2005	$118,781
Effect of foreign currency translation	(11)
Contingency payments related to prior acquisitions	75
Ending balance at March 31, 2006	$118,845

5.     Long-term Receivables

Long-term receivables, net, consist of the following:

	Amount Outstanding
	March 31, 2006	December 31, 2005
	(in thousands)
Bradley International Airport
Guarantor payments	$5,097	$4,945
Other Bradley related, net	2,492	2,492
Valuation allowance	(2,484)	(2,484)
Total long-term receivables, net	$5,105	$4,953

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

To the extent that monthly gross receipts are not sufficient for the trustee to make the required payments we are obligated, pursuant to our agreement, to deliver the deficiency amount to the trustee within three business days of  being notified. We are responsible for these deficiency payments regardless of the amount of utilization for the Bradley parking facilities. We made deficiency payments (net of repayments) of $0.2 million in the period ended March 31, 2006 compared to $0.5 million in the period ended March 31, 2005.

The deficiency payments represent contingent interest bearing advances to the trustee to cover operating cash flow requirements.  The payments, if any, are recorded as a receivable by us for which we are reimbursed from time to time as provided in the trust agreement.  As of March 31, 2006 we have advanced to the trustee $5.1 million, net of reimbursements.  We believe these advances to be fully recoverable and therefore have not recorded a valuation allowance for them.  We do not guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee. Total cumulative net management fees related to Bradley are $3.6 million.  Prior to 2003, we recognized a total of $1.6 million in fees.  A full valuation allowance was recorded against these fees during the year ended December 31, 2003.  Due to the existence of outstanding guarantor payments, $2.0 million in management fees have not been recognized as of March 31, 2006.

6.     Borrowing Arrangements

Long-term borrowings, in order of preference, consist of:

			Amount Outstanding
	Interest Rate(s)	Due Date	March 31, 2006	December 31, 2005
			(in thousands)

Senior Credit Facility	Various	December 2007	$36,050	$33,600
Senior Subordinated Notes	9 ¼%	March 2008	48,877	48,877
Carrying value in excess of principal	Various	Various	405	461
Joint venture debentures	11.00	Various	524	689
Capital lease obligations	Various	Various	5,774	6,246
Obligations on Seller notes and other	Various	Various	2,140	2,235
			93,770	92,108
Less current portion			3,164	3,763
			$90,606	$88,345

Senior Subordinated Notes

The 9 ¼% Senior Subordinated Notes (the “9 ¼% Notes”) were issued in September of 1998 and are due in March of 2008. The 9¼% Notes and senior credit facility contain covenants that limit us from incurring additional indebtedness and issuing preferred stock, restrict dividend payments, limit transactions with affiliates and restrict certain other transactions. Substantially all of our net assets are restricted under these provisions and covenants (See Note 10).

Senior Credit Facility

We entered into a new senior credit agreement as of June 2, 2004 with LaSalle Bank National Association, as agent and Wells Fargo Bank, N.A., as syndication agent.  LaSalle and Wells Fargo have subsequently assigned a portion of their loans and rights as lender to Fifth Third Bank Chicago and U.S. Bank National Association.

The revolving senior credit facility consists of a $90.0 million revolving credit facility that will expire on December 2, 2007. The credit facility includes a letter of credit sub-facility with a sub-limit of $30.0 million provided by Wells Fargo and a swing line sub-facility with a sublimit of $5.0 million.

The revolving credit facility bears interest, at our option, at either (1) LIBOR plus the applicable LIBOR Margin ranging between 2.00% and 2.75% depending on the ratio of our total funded indebtedness to our EBITDA from time to time (“Total Debt Ratio”) or (2) the Base Rate (as defined below) plus the applicable Base Rate Margin ranging between 0.50% and 1.25% depending on our Total Debt Ratio.  We may elect interest periods of one, two, three or six months for LIBOR based borrowings.   The Base Rate is the greater of (i) the rate publicly announced from time to time by LaSalle as its “prime rate”, or (ii) the overnight federal funds rate plus 0.50%.

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

At March 31, 2006, we were in compliance with all of the covenants.

On July 7, 2004, we entered into a first amendment to our Credit Agreement, pursuant to which U.S. Bank and Fifth Third were included as Lenders with commitments and to concurrently reduce the commitments of LaSalle and Wells Fargo.

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

On February 28, 2006, we entered into a fourth amendment to our Credit Agreement, pursuant to which the interest pricing of our LIBOR Margin, Base Rate Margin, and the Letter of Credit Fee rate has been reduced by 25 basis points across the entire rate pricing grid.  The termination date was extended to December 2, 2007, the definition of Change in Control was amended and restated in its entirety and we are permitted to repurchase shares of our common stock during 2006, on the open market or through private purchases, for a value not to exceed $6.0 million, provided that we meet certain financial tests.  The covenants related to; fixed charged coverage ratio senior debt to EBITDA ratio and the total debt to EBITDA ratio were amended and restated.

At March 31, 2006, we had $25.8 million of letters of credit outstanding under the senior credit facility, borrowings against the senior credit facility aggregated $36.1 million, and we had $28.1 million available under the senior credit facility.

Consolidated joint ventures have entered into four agreements for stand-alone development projects providing non-recourse funding. These joint venture debentures are collateralized by the specific contracts that were funded and approximate the net book value of the related assets.

We have entered into various financing agreements, which were used for the purchase of equipment.

7.     Stock Repurchase

On February 23, 2006, the Board of Directors authorized us to repurchase shares of our common stock, on the open market or through private purchases, for a value not to exceed $7.5 million.  We intend to repurchase certain shares in open market transactions from time to time.

During the first quarter we repurchased 120,300 shares at an average price of $24.93 per share on the open market.  The total value of the transaction was approximately $3.0 million.

Our fourth amendment to our credit agreement, dated February 28, 2006, permits us to repurchase common stock during 2006, on the open market or through private purchases, for a value not to exceed $6.0 million.

8.     Domestic and Foreign Operations

Our business activities consist of domestic and foreign operations.  Foreign operations are conducted in Canada.  Revenue attributable to foreign operations were less than 10% of consolidated revenues for each of the periods ending March 31, 2006 and March 31, 2005.

A summary of information about our foreign and domestic operations is as follows (in thousands):

	March 31, 2006	March 31, 2005

Total revenues, excluding reimbursement of management contract expenses:
Domestic	$62,718	$59,909
Foreign	873	635
Consolidated	$63,591	$60,544

Operating income:
Domestic	$6,497	$4,353
Foreign	141	183
Consolidated	$6,638	$4,536

Net income (loss) before minority interest and income taxes:
Domestic	$4,371	$2,036
Foreign	155	193
Consolidated	$4,526	$2,229

	March 31, 2006	December 31, 2005
Identifiable assets:
Domestic	$191,107	$193,468
Foreign	9,322	7,885
Consolidated	$200,429	$201,353

9.     Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of the following components:

	March 31, 2006	December 31, 2005
	(in thousands)

Balance at beginning of year	$419	$116
Revaluation of interest rate cap	(104)	127
Effect of foreign currency translation	(259)	176
Accumulated other comprehensive income	$56	$419

10.       Subsidiary Guarantors

Substantially all of our direct or indirect wholly owned active domestic subsidiaries, fully, unconditionally, jointly and severally guarantee the Senior Subordinated Notes and the 9 ¼% Notes discussed in Note 6. Separate financial statements of the guarantor subsidiaries are not separately presented because, in our opinion, such financial statements are not material to investors. The non-guarantor subsidiaries include joint ventures, wholly owned subsidiaries organized under the laws of foreign jurisdictions and our inactive subsidiaries, all of which are included in the consolidated financial statements. The following is summarized combining financial information for Standard, the guarantor subsidiaries of the Company and the non-guarantor subsidiaries of the Company (in thousands):

	Standard Parking Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Balance Sheet Data:
March 31, 2006
Current assets:
Cash and cash equivalents	$4,691	$20	$2,087	$—	$6,798
Notes and accounts receivable, net	38,762	690	4,512	—	43,964
Prepaid expenses and supplies	2,656	—	273	—	2,929
Deferred income taxes	1,961	—	—	—	1,961
Total current assets	48,070	710	6,872	—	55,652
Leaseholds and equipment, net	13,782	1,535	1,131	—	16,448
Long term receivables, net	5,105	—	—	—	5,105
Advances and deposits	1,167	—	233	—	1,400
Goodwill	111,029	3,585	4,231	—	118,845
Other assets, net	2,825	—	154	—	2,979
Investment in subsidiaries	8,483	—	—	(8,483)	—
Total assets	$190,461	$5,830	$12,621	$(8,483)	$200,429
Current liabilities:
Accounts payable	$27,386	$187	$3,142	$—	$30,715
Accrued and other current liabilities	21,315	2,596	2,401	—	26,312
Current portion of long-term borrowings	2,559	—	605	—	3,164
Total current liabilities	51,260	2,783	6,148	—	60,191
Deferred income taxes	2,019	—	—	—	2,019
Long-term borrowings, excluding current portion	90,365	—	241	—	90,606
Other long-term liabilities	21,598	—	796	—	22,394
Convertible redeemable preferred stock, series D 18%, par value $100 per share, 10 shares issued and outstanding	1	—	—	—	1
Common stockholders’ equity:
Common stock, par value $.001 per share; 12,100,000 shares authorized; 10,048,912 shares issued and outstanding	10	—	—	—	10
Additional paid-in capital	184,978	2	1	—	184,981
Accumulated other comprehensive income	23	—	33	—	56
Accumulated (deficit) equity	(159,793)	3,045	5,402	(8,483)	(159,829)
Total common stockholders’ equity	25,218	3,047	5,436	(8,483)	25,218
Total liabilities and common stockholders’ equity	$190,461	$5,830	$12,621	$(8,483)	$200,429
December 31, 2005
Current assets:
Cash and cash equivalents	$8,886	$94	$1,797	$—	$10,777
Notes and accounts receivable, net	36,930	647	3,130	—	40,707
Prepaid expenses and supplies	2,078	—	139	—	2,217
Deferred income taxes	1,961	—	—	—	1,961
Total current assets	49,855	741	5,066	—	55,662
Leaseholds and equipment, net	14,695	1,620	1,101	—	17,416
Long term receivables, net	4,953	—	—	—	4,953
Advances and deposits	1,187	—	143	—	1,330
Goodwill	110,953	3,585	4,243	—	118,781
Intangible and other	2,905	—	306	—	3,211
Investment in subsidiaries	7,322	—	—	(7,322)	—
Total assets	$191,870	$5,946	$10,859	$(7,322)	$201,353
Current liabilities:
Accounts payable	28,562	184	2,428	—	31,174
Accrued and other current liabilities	25,134	2,789	2,230	—	30,153
Current portion of long-term borrowings	2,994	—	769	—	3,763
Total current liabilities	56,690	2,973	5,427	—	65,090
Deferred income taxes	1,961	—	—	—	1,561
Long-term borrowings, excluding current portion	88,060	—	285	—	88,345
Other long-term liabilities	21,146	—	798	—	21,944
Convertible redeemable preferred stock, series D 18%, par value $100 per share, 10 shares issued and outstanding	1	—	—	—	1
Common stockholders’ equity:
Common stock, par value $.001 per share; 12,100,000 shares authorized; 10,126,482 shares issued and outstanding	10	—	—	—	10
Additional paid-in-capital	187,613	2	1	—	187,616
Accumulated other comprehensive income	127	—	292	—	419
Accumulated (deficit) equity	(163,338)	2,971	4,056	(7,322)	(163,633)
Total common stockholders’ equity	24,412	2,973	4,349	(7322)	24,412
Total liabilities and common stockholders’ equity	$191,870	$5,946	$10,859	$(7,322)	$201,353

Three Months Ended March 31, 2006
Parking services revenue:
Lease contracts	$30,168	$5,519	$2,667	$—	$38,354
Management contracts	23,402	32	1,803	—	25,237
	53,570	5,551	4,470	—	63,591
Reimbursement of management contract expense	88,040	—	—	—	88,040
Total revenue	141,610	5,551	4,470	—	151,631
Cost of parking services:				—
Lease contracts	27,520	5,006	2,278	—	34,804
Management contracts	8,904	15	1,104	—	10,023
	36,424	5,021	3,382	—	44,827
Reimbursement of management contract expense	88,040	—	—	—	88,040
Total cost of parking services	124,464	5,021	3,382	—	132,867
Gross profit:				—
Lease contracts	2,648	513	389	—	3,550
Management contracts	14,498	17	699	—	15,214
Total gross profit	17,146	530	1,088	—	18,764
				—
General and administrative expenses	10,362	—	319	—	10,681
Depreciation and amortization	1,223	95	127	—	1,445
Operating income	5,561	435	642	—	6,638
Other expenses (income):				—
Interest expense	2,165	—	21	—	2,186
Interest income	(59)	—	(15)	—	(74)
	2,106	—	6	—	2,112
Income before minority interest and income taxes	3,455	435	636	—	4,526
Minority interest	44	—	80	—	124
Income tax expense	541	—	57	—	598
Equity in earnings of subsidiaries	934	—	—	(934)	—
Net income	$3,804	$435	$499	$(934)	$3,804

Three Months Ended March 31, 2005
Parking services revenue:
Lease contracts	$30,628	$5,105	$2,994	$—	$38,727
Management contracts	20,193	31	1,593	—	21,817
	50,821	5,136	4,587	—	60,544
Reimbursement of management contract expense	82,532	—	—	—	82,532
Total revenue	133,353	5,136	4,587	—	143,076
Cost of parking services:
Lease contracts	28,024	4,733	2,614	—	35,371
Management contracts	8,325	14	840	—	9,179
	36,349	4,747	3,454	—	44,550
Reimbursement of management contract expense	82,532	—	—	—	82,532
Total cost of parking services	118,881	4,747	3,454	—	127,082
Gross profit:
Lease contracts	2,604	372	380	—	3,356
Management contracts	11,868	17	753	—	12,638
Total gross profit	14,472	389	1,133	—	15,994

General and administrative expenses	8,917	—	177	—	9,094
Depreciation and amortization	1,244	55	165	—	1,464
Valuation allowance related to long-term receivable	900	—	—	—	900
Operating income	3,411	334	791	—	4,536
Other expenses (income):
Interest expense	2,345	—	39	—	2,384
Interest income	(60)	—	(17)	—	(77)
	2,285	—	22	—	2,307
Income before minority interest and income taxes	1,126	334	769	—	2,229
Minority interest	40	—	81	—	121
Income tax expense	2	—	15	—	17
Equity in earnings of subsidiaries	1,007	—	—	(1,007)	—
Net income	$2,091	$334	$673	$(1,007)	$2,091

Cash Flow Data:
Three Months Ended March 31, 2006
Operating activities:
Net income	$3,804	$435	$499	$(934)	$3,804
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,223	95	127	—	1,445
Non-cash stock-based compensation	78	—	—	—	78
Amortization of deferred financing costs	189	—	—	—	189
Amortization of carrying value in excess of principal	(56)	—	—	—	(56)
Reversal for losses on accounts receivable	(188)	(20)	(1)	—	(209)
Deferred income taxes	458	—	—	—	458
Change in operating assets and liabilities	(6,649)	(223)	(716)	—	(7,588)
Net cash provided by operating activities	(1,141)	287	(91)	(934)	(1,879)
Investing activities:				—
Purchase of leaseholds and equipment	(376)	—	(21)	—	(397)
Contingent purchase payments	(75)	—	—	—	(75)
Net cash used in investing activities	(451)	—	(21)	—	(472)
Financing activities:		—		—
Proceeds from exercise of stock options	286	—	—	—	286
Repurchase of common stock	(2,999)	—	—	—	(2,999)
Proceeds from senior credit facility	2,450	—	—	—	2,450
Payments on long-term borrowings	(26)	—	—	—	(26)
Payments on joint venture borrowings	—	—	(165)	—	(165)
Payments on debt issuance costs	(78)	—	—	—	(78)
Payments on capital leases	(607)	—	(21)	—	(628)
Net cash used in financing activities	(974)	—	(186)	—	(1,160)
Effect of exchange rate changes on cash and cash equivalents	—	—	(468)	—	(468)
(Decrease) increase in cash and cash equivalents	(2,566)	287	(766)	(934)	(3,979)
Cash and cash equivalents at beginning of period	8,886	94	1,797	—	10,777
Cash and cash equivalents at end of period	$6,320	$381	$1,031	$(934)	$6,798

Cash Flow Data:
Three Months Ended March 31, 2005
Operating activities:
Net income	$2,091	$334	$673	$(1,007)	$2,091
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,244	55	165	—	1,464
Non-cash interest expense	—	—	—	—	—
Amortization of deferred financing costs	179	—	—	—	179
Amortization of carrying value in excess of principal	(51)	—	—	—	(51)
Valuation allowance related to long-term receivable	900	—	—	—	900
Changes in valuation allowance	(40)	4	—	—	(36)
Change in operating assets and liabilities	743	(174)	1,082	—	1,651
Net cash provided by operating activities	5,066	219	1,920	(1,007)	6,198
Investing activities:
Purchase of leaseholds and equipment	(253)	—	(3)	—	(256)
Contingent purchase payments	(88)	—	—	—	(88)
Net cash used in investing activities	(341)	—	(3)	—	(344)
Financing activities:
Repurchase of common stock	(3,003)	—	—	—	(3,003)
Payments on senior credit facility	(4,200)	—	—	—	(4,200)
Payments on long-term borrowings	(20)	—	3	—	(17)
Payments on joint venture borrowings	—	—	(148)	—	(148)
Payments on debt issuance costs	(82)	—	—	—	(82)
Payments on capital leases	(565)	—	(267)	—	(832)
Net cash used in financing activities	(7,870)	—	(412)	—	(8,282)
Effect of exchange rate changes on cash and cash equivalents	—	—	(35)	—	(35)
(Decrease) increase in cash and cash equivalents	(3,145)	219	1,470	(1,007)	(2,463)
Cash and cash equivalents at beginning of period	5,875	1,847	2,638	—	10,360
Cash and cash equivalents at end of period	$2,730	$2,066	$4,108	$(1,007)	$7,897

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion will assist in understanding our financial position and results of operations. The information below should be read in conjunction with the consolidated financial statements, the related notes to the consolidated financial statements and our Form 10-K for the year ended December 31, 2005.

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

We continue to be subject to certain factors that could cause our results to differ materially from expected and historical results (see the “Risk Factors” set forth in our 2005 Form 10-K filed on March 10, 2006).

Overview

Our Business

We manage parking facilities in urban markets and at airports across the United States and in three Canadian provinces. We do not own any facilities, but instead enter into contractual relationships with property owners or managers.

We operate our clients’ parking properties through two types of arrangements: management contracts and leases. Under a management contract, we typically receive a base monthly fee for managing the facility, and we may also receive an incentive fee based on the achievement of facility performance objectives. We also receive fees for ancillary services. Typically, all of the underlying revenues and expenses under a standard management contract flow through to our clients rather than to us. However, some management contracts, which are referred to as “reverse” management contracts, usually provide for larger management fees and require us to pay various costs. Under lease arrangements, we generally pay to the property owner either a fixed annual rent, a percentage of gross customer collections, or a combination thereof. We collect all revenues under lease arrangements and we are responsible for most operating expenses, but we are typically not responsible for major maintenance, capital expenditures or real estate taxes. Margins for lease contracts vary significantly, not only due to operating performance, but also due to variability of parking rates in different cities and varying space utilization by parking facility type and location. As of March 31, 2006, we operated 87% of our locations under management contracts and 13% under leases.

In evaluating our financial condition and operating performance, management’s primary focus is on our gross profit, total general and administrative expense and general and administrative expense as a percentage of our gross profit. Although the underlying economics to us of management contracts and leases are similar, the manner in which we are required to account for them differs. Revenue from leases includes all gross customer collections derived from our leased locations (net of parking tax), whereas revenue from management contracts only includes our contractually agreed upon management fees and amounts attributable to ancillary services. Gross customer collections at facilities under management contracts, therefore, are not included in our revenue. Accordingly, while our revenue can fluctuate simply based on the proportion of leases to management contracts, our gross profit will not fluctuate merely because of the structure of our operating agreements. For example, as of March 31, 2006, 87% of our locations were operated under management contracts and 81% of our gross profit for the period ended March 31, 2006, was derived from management contracts. Only 40% of total revenue (excluding reimbursement of management contract expenses), however, was from management contracts because under those contracts the revenue collected from parking customers belongs to our clients. Therefore, gross profit and total general and administrative expense, rather than revenue, are management’s primary focus.

General Business Trends

We believe that sophisticated commercial real estate developers and property managers and owners recognize the potential for parking and related services to be a profit generator rather than a cost center.  Often, the parking experience makes both the first and the last impressions on their properties’ tenants and visitors.  By outsourcing these services, they are able to capture additional profit by leveraging the unique operational skills and controls that an experienced parking management company can offer.  Our ability to consistently deliver a uniformly high level of parking and related services and maximize the profit to our clients improves our ability to win contracts and retain existing locations.  Our retention rate for the twelve month period ended March 31, 2006 was 91%, compared to 88% for the year-ago period, which also reflects our decision not to renew, or terminate, unprofitable contracts.

We are also experiencing an increase in our ability to leverage existing relationships to increase the scope of services provided, thereby increasing the profit per location.  For the period ended March 31, 2006 compared to the period ended March 31, 2005, we improved average gross profit per location by 14.7% from $8,330.00 to $9,555.00.

Summary of Operating Facilities

We focus our operations in core markets where a concentration of locations improves customer service levels and operating margins. The following table reflects our facilities operated at the end of the periods indicated:

	March 31, 2006	December 31, 2005	March 31, 2005

Managed facilities	1,698	1,643	1,631
Leased facilities	265	263	289

Total facilities	1,963	1,906	1,920

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

	2005 Quarters Ended				2006 Quarter Ended
	March 31	June 30	September 30	December 31	March 31
	Unaudited				Unaudited
	($ in thousands)
Excluding reimbursed expenses
Parking services revenue:
Lease contracts	$38,727	$39,140	$38,659	$37,573	$38,354
Management contracts	21,817	23,315	24,347	24,397	25,237
Total revenue	60,544	62,455	63,006	61,970	63,591

Cost of parking services
Lease contracts	35,371	35,330	35,546	34,790	34,804
Management contracts	9,179	9,578	10,034	8,310	10,023
Total cost of parking services	44,550	44,908	45,580	43,100	44,827

Total gross profit	$15,994	$17,547	$17,426	$18,870	$18,764

Results of Operations

Three Months ended March 31, 2006 Compared to Three Months ended March 31, 2005

Parking services revenue—lease contracts.  Lease contract revenue decreased $0.4 million, or 1.0%, to $38.4 million in the first quarter of 2006, compared to $38.7 million, in the first quarter of 2005. This decrease resulted from a net decrease of $1.8 million attributable to contract expirations of $3.6 million partially offset by an increase of  $1.8 million in revenues from new locations. We experienced an increase in same location revenue of $1.5 million, or 4.4%, for the quarter ended March 31, 2006, compared to the year-ago period.  This increase was due to increases in short-term parking revenue of $1.0 million, or 4.7%, and an increase in monthly parking revenue of $0.5 million, or 4.0%.

Parking services revenue—management contracts. Management contract revenue increased $3.4 million, or 15.7%, to $25.2 million in the first quarter of 2006 compared to $21.8 million in the first quarter of 2005.  This increase resulted from a net increase of $1.6 million attributable to $2.8 million in revenues from new locations that was partially offset by reductions in revenue attributable to contract expirations of $1.2 million.  We experienced an increase in same location revenue of $1.8 million, or 9.3%, for the quarter ended March 31, 2006, compared to the year-ago period.  This increase was primarily due to additional fees from reverse management locations and ancillary services.

Reimbursement of management contract expense.  Reimbursement of management contract expenses increased $5.5 million, or 6.7%, to $88.0 million for the period ended March 31, 2006, as compared to $82.5 million for the year-ago period.  This increase resulted from increased reimbursements for costs incurred on the behalf of owners.

Cost of parking services—lease contracts.  Cost of parking services for lease contracts decreased $0.6 million, or 1.6%, to $34.8 million for the first quarter of 2006, compared to $35.4 million in the first quarter of 2005.  This decrease resulted from a net decrease of $2.2 million attributable to contract expirations of $3.7 million partially offset by an increase of  $1.5 million in costs from new locations.  We experienced an increase in same location costs of $1.6 million, or 5.1% for the quarter ended March 31, 2006, compared to the year-ago period. This increase was due to increases in rent expenses of $1.6 million, or 7.0%, due to percentage rental payments from increased revenue.

Cost of parking services—management contracts.  Cost of parking services for management contracts increased $0.8 million, or 9.2%, to $10.0 million for the first quarter of 2006, compared to $9.2 million in the first quarter of 2005.  This increase resulted from a net increase of $1.1 million attributable to $2.0 million in costs from new locations that was partially offset by reductions in costs attributable to contract expirations of $0.9 million.  We experienced a decrease in same location costs of $0.3 million, or 3.9%, for the quarter ended March 31, 2006 compared to the year-ago period.  This decrease was due to decreases attributable to our reverse management locations for operating expenses consisting of supplies, repairs and maintenance.

Reimbursed management contract expense. Reimbursed management contract expenses increased $5.5 million, or 6.7%, to $88.0 million for the period ended March 31, 2006, as compared to $82.5 million for the year-ago period.  This increase resulted from increased reimbursed costs incurred on the behalf of owners.

Gross profit—lease contracts. Gross profit for lease contracts increased $0.2 million, or 5.8%, to $3.6 million in the first quarter of 2006 as compared to $3.4 million in the first quarter of 2005.  Gross margin for lease contracts increased to 9.3% in the first quarter of 2006 as compared to 8.7% in the first quarter of 2005.  The margin increase was due to a decrease in costs associated with contract expirations.

Gross profit—management contracts.  Gross profit for management contracts increased $2.6 million, or 20.4%, to $15.2 million in the first quarter of 2006 as compared to $12.6 million in the first quarter of 2005. Gross margin for management contracts increased to 60.3% in the first quarter of 2006 as compared to 57.9% in the first quarter of 2005. The margin increase was due to increases in revenue from new locations and improved revenue performance on our same locations.

General and administrative expenses.  General and administrative expenses increased $1.6 million, or 17.5%, to $10.7 million for the first quarter of 2006, compared to $9.1 million for the first quarter of 2005. This increase resulted primarily from increases in payroll and payroll related expenses of $0.9 million, consulting and other fees of $0.4 million, the Sound Parking acquisition of $0.2 million and $0.1 million related to the adoption of FAS 123R on January 1, 2006.

Valuation allowance related to long-term receivables.  We recorded no valuation allowance in the first quarter of 2006 related to long term receivables, compared to $0.9 million for the first quarter of 2005.  The valuation allowance related to a long-term receivable for a facility in Minnesota where a breakdown in negotiations to restructure the contract occurred.  The allowance was recorded due to the uncertainty of collection.  The contract expires May 31, 2006.

Interest expense.  Interest expense decreased $0.2 million, or 8.3%, to $2.2 million for the first quarter of 2006, compared to $2.4 million for the first quarter of 2005.  The decrease resulted primarily from the interest pricing on our Senior Credit Facility, which was reduced by 25 basis points across the entire rate pricing grid.

Income tax expense.  Income tax expense increased $0.6 million to $0.6 million in the first quarter of 2006, compared to $17 thousand for the first quarter of 2005.  The income tax expense increase is primarily due to $0.5 million related to the recognition of deferred tax liability for tax over book goodwill depreciation and $0.1 million related to Canadian, State and Federal tax liabilities.

Liquidity and Capital Resources

Outstanding Indebtedness

On March 31, 2006, we had total indebtedness of approximately $93.8 million, an increase of $1.7 million from December 31, 2005. The $93.8 million includes:

•              $36.1 million under our senior credit facility;

•              $49.3 million of 9¼% Notes, including $0.4 million in carrying value in excess of principal, which are due in March 2008; and

•              $8.4 million of other debt including joint venture debentures, capital lease obligations and obligations on seller notes and other indebtedness.

We believe that our cash flow from operations, combined with available borrowings under our senior credit facility, which amounted to $28.1 million at March 31, 2006, will be sufficient to enable us to pay our indebtedness, or to fund other liquidity needs. We will need to refinance all or a portion of our indebtedness, including the 9¼% Notes, on or before their respective maturities. We believe that we will be able to refinance our indebtedness, including the senior credit facility and the 9¼% Notes, on commercially reasonable terms.

Senior Credit Facility

We entered into a credit agreement as of June 2, 2004 with LaSalle Bank National Association, as agent and Wells Fargo Bank, N.A., as syndication agent.  LaSalle and Wells Fargo have subsequently assigned a portion of their loans and rights as lender to Fifth

Third Bank Chicago and U.S. Bank National Association.

The senior credit facility consists of a $90.0 million revolving credit facility that will expire on December 2, 2007, provided in the following commitments:

•  $30.0 million by LaSalle

•  $30.0 million by Wells Fargo

•  $20.0 million by US Bank

•  $10.0 million by Fifth Third

The revolving credit facility includes a letter of credit sub-facility with a sub-limit of $30.0 million provided by Wells Fargo and a swing line sub-facility with a sub-limit of $5.0 million.

The revolving credit facility bears interest, at our option, at either (1) LIBOR plus the applicable LIBOR Margin ranging between 2.00% and 2.75% depending on the ratio of our total funded indebtedness to our EBITDA from time to time (“Total Debt Ratio”); or (2) the Base Rate (as defined below) plus the applicable Base Rate Margin raging between 0.50% and 1.25% depending on our Total Debt Ratio.  We may elect interest periods of one, two, three or six months for LIBOR based borrowings.   The Base Rate is the greater of (i) the rate publicly announced from time to time by LaSalle as its “prime rate”, or (ii) the overnight federal funds rate plus 0.50%.

The senior credit facility includes covenants - fixed charge ratio, senior debt to EBITDA ratio, total debt to EBITDA ratio and a limit on our net annual capital expenditures - that limit our ability to incur additional indebtedness, issue preferred stock or pay dividends and contain certain other restrictions on our activities.  We are required to repay borrowings under the senior credit facility out of the proceeds of future issuances of debt or equity securities and asset sales, subject to certain customary exceptions. The senior credit facility is secured by substantially all of our assets and all assets acquired in the future (including a pledge of 100% of the stock of our existing and future domestic guarantor subsidiaries and 65% of the stock of our existing and future foreign subsidiaries).

At March 31, 2006, we were in compliance with all of our covenants.

On July 7, 2004, we entered into a first amendment to our Credit Agreement, pursuant to which U.S. Bank and Fifth Third were included as Lenders with commitments and the commitments of LaSalle and Wells Fargo were concurrently reduced.

On March 4, 2005, we entered into a second amendment to our Credit Agreement, which permitted us to repurchase shares of our common stock during 2005, on the open market or through private repurchases, for a value not to exceed $6.0 million, provided that we meet certain financial tests.

On March 16, 2005, we entered into a third amendment to our Credit Agreement, pursuant to which the interest pricing of our LIBOR Margin, Base Rate Margin and our Letter of Credit Fee Rate has been reduced by 25 basis points across the entire interest rate pricing grid.

On February 28, 2006, we entered into a fourth amendment to our Credit Agreement, pursuant to which the interest pricing of our LIBOR Margin, Base Rate Margin, and the Letter of Credit Fee rate has been reduced by 25 basis points across the entire interest rate pricing grid.  The termination date was extended to December 2, 2007, the definition of “Change in Control” was amended and restated in its entirety and we are permitted to repurchase shares of our common stock during 2006, on the open market or through private purchases, for a value not to exceed $6.0 million, provided that we meet certain financial tests.  The covenants which related to fixed charge coverage ratio, senior debt to EBITDA ratio and the total debt to EBITDA ratio, were amended and restated.

At March 31, 2006, we had $25.8 million letters of credit outstanding under the senior credit facility, borrowings against the senior credit facility aggregated $36.1 million and we had $28.1 million available under the senior credit facility.

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

To meet this objective, we entered into two interest rate cap transactions with LaSalle Bank National Association (“LaSalle”), allowing us to continue to take advantage of LIBOR based pricing under our Credit Agreement while hedging our interest rate exposure on a portion of our borrowings under the Credit Agreement (“Rate Cap Transactions”). Under each Rate Cap Transaction, we receive payments from LaSalle at the end of each quarterly period to the extent that the prevailing three month LIBOR during that period exceeds our cap rate of 2.5%. The first Rate Cap Transaction caps our LIBOR rate on a $30.0 million principal balance at 2.5% for a total of 18 months.  The second Rate Cap Transaction capped our LIBOR rate on a $15.0 million principal balance at 2.5% for a total of nine months which matured on October 12, 2005, and for which we recognized a gain of $18 thousand that was reported as a reduction of interest expense in the consolidated statement of operations for the period ended December 31, 2005.  Each Rate Cap Transaction began as of January 12, 2005 and settles each quarter on a date that is intended to coincide with our quarterly interest payment dates under the credit agreement.

At March 31, 2006, the $30.0 million Rate Cap Transaction was reported at its fair value of $0.3 million and has been included in prepaid expenses and other assets on the consolidated balance sheet.  Total changes in the fair value of $23 thousand have been reflected in accumulated other comprehensive income on the consolidated balance sheet.  The amount of change in the fair value at the time of maturity will be reclassed into earnings at that time.

We do not enter into derivative instruments for any purpose other than cash flow hedging purposes.

Stock Repurchase

On February 23, 2006, the Board of Directors authorized us to repurchase shares of our common stock, on the open market or through private purchases, for a value not to exceed $7.5 million.  We intend to repurchase certain shares in open market transactions from time to time.

Our fourth amendment to our credit agreement, dated February 28, 2006, permits us to repurchase common stock during 2006, on the open market or through private purchases, for a value not to exceed $6.0 million.

During the first quarter we repurchased 120,300 shares at an average price of $24.93 per share on the open market.  The total value of the transaction was approximately $3.0 million.

Letters of Credit

We are required under certain contracts to provide performance bonds. These bonds are typically renewed on an annual basis. As of March 31, 2006, we have provided $0.3 million in letters of credit to collateralize our performance bond program and $0.2 million in letters of credit to collateralize other programs.

As of March 31, 2006, we have provided letters of credit totaling $25.3 million to our casualty insurance carriers to collateralize our casualty insurance program.

Deficiency Payments

Pursuant to our obligations with respect to the parking garage operations at Bradley International Airport, we are required to make certain payments for the benefit of the State of Connecticut and for holders of special facility revenue bonds.  The deficiency payments represent contingent interest bearing advances to the trustee to cover operating cash flow requirements.  The payments, if any, are recorded as a receivable by us for which we are reimbursed from time to time as provided in the trust agreement.  As of March 31, 2006, we have advanced to the trustee $5.1 million, net of reimbursements.  We believe these advances to be fully recoverable and therefore have not recorded a valuation allowance for them.  We do not guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.

We made deficiency payments (net of repayments) of $0.2 million in the first three months of 2006 compared to $0.5 million in the first three months of 2005.  Although we expect to recover all amounts owed to us, we may have to make additional deficiency payments.

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

Our average investment in working capital depends on our contract mix. For example, an increase in contracts that require all cash deposited in our bank accounts reduces our investment in working capital and improves our liquidity. During the first three months of 2006 and the first three months of 2005, there were no material changes in these types of contracts.. In addition, our clients may accelerate monthly distributions to them and have an estimated distribution occur in the current month. During the first three months of 2006 and the first three months of 2005, there were no material changes in the timing of current month distributions.

Our liquidity also fluctuates on an intra-month and intra-year basis depending on the contract mix and timing of significant cash payments, such as our scheduled interest payments on our notes.  Additionally, our ability to utilize cash deposited into our local accounts is dependent upon the availability and movement of that cash into our corporate account.  For all these reasons, from time to time, we carry a significant cash balance, while also utilizing our senior credit facility.

Net Cash Provided by Operating Activities

Net cash used by operating activities totaled $1.9 million for the first three months of 2006.  Cash used during the first three months of 2006 included a net decrease in assets and liabilities of $7.5 million due to an increase in accounts receivable of $2.9 million, a decrease in other liabilities of $3.4 million primarily relating to our casualty insurance programs and accrued compensation, a decrease in accounts payable of $0.5 million and an increase in prepaid expenses of $0.6 million all of which were partially offset by $5.7 million from operations and a decrease in other assets of $0.1.

Net cash provided by operating activities totaled $6.1 million for the first three months of 2005.  Cash provided during the first three months of 2005 included an increase in accounts payable of $4.5 million which was partially offset by  a decrease in accrued expenses related to the payment of interest on the 9¼% senior subordinated notes of $2.3 million and the payment of $1.6 million of health insurance claims related to our partially self insured plans.

Net Cash Used in Investing Activities

Net cash used in investing activities totaled $0.5 million in the first three months of 2006.  Cash used in investing for 2006 included capital expenditures of $0.4 million for capital investments needed to secure and/or extend leased facilities, investment in information system enhancements and infrastructure and $0.1 million for contingent payments on previously acquired contracts.

Net cash used in investing activities totaled $0.3 million for the first three months of 2005.  Cash used in investing for the first three months of 2005 included capital expenditures of $0.2 million for capital investments needed to secure and/or extend leased facilities, investment in information system enhancements and infrastructure and $0.1 million for contingent payments on previously acquired contracts.

Net Cash Used in Financing Activities

Net cash used in financing activities totaled $1.2 million in the first three months of 2006.  Cash used in financing activities for 2006 included $3.0 million repurchase our common stock, $0.6 million used for payments on capital leases, $0.3 million for cash used on joint venture, debt issuances costs and other long-term borrowings all of which is partially offset by $2.4 million in proceeds from the senior credit facility, and $0.3 million in proceeds from the exercise of stock options.

Net cash used in financing activities totaled $8.3 million in the first three months of 2005.  The 2005 activity included  $3.0 million to repurchase our common stock, $4.2 million in  payments on the senior credit facility, $0.8 million  used for payments on capital leases and $0.3 million for cash used on joint venture, debt issuance costs and other long-term borrowings.

Cash and Cash Equivalents

We had cash and cash equivalents of $6.8 million at March 31, 2006, compared to $10.8 million at December 31, 2005.  The cash balances reflect our ability to utilize funds deposited into our local accounts and which based upon availability, timing of deposits and the subsequent movement of that cash into our corporate accounts may result in significant changes to our cash balances.

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

To meet this objective, we entered into two interest rate cap transactions with LaSalle Bank National Association (“LaSalle”), allowing us to continue to take advantage of LIBOR based pricing under our Credit Agreement while hedging our interest rate exposure on a portion of our borrowings under the Credit Agreement (“Rate Cap Transactions”).  Under each Rate Cap Transaction, we receive payments from LaSalle at the end of each quarterly period to the extent that the prevailing three month LIBOR during that period exceeds our cap rate of 2.5%.  The first Rate Cap Transaction capped our LIBOR rate on a $30.0 million principal balance at 2.5% for a total of 18 months.  The second Rate Cap Transaction capped our LIBOR rate on a $15.0 million principal balance at 2.5% for a total of nine months which matured on October 12, 2005 and for which we recognized a gain of $18 thousand which was reported as a reduction to interest expense in the consolidated statement of operations for the period ended December 31, 2005.  Each Rate Cap Transaction began as of January 12, 2005 and settles each quarter on a date that is intended to coincide with our quarterly interest payment dates under the credit agreement.

At March 31, 2006, the $30.0 million Rate Cap Transaction is reported at its fair value of $0.3 million and is included in prepaid expenses and other assets on the consolidated balance sheet.  Total changes in the fair value of $23 thousand have been reflected in accumulated other comprehensive income on the consolidated balance sheet.  The amount of change in the fair value at the time of maturity will be reclassed into earnings at that time.

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

Foreign Currency Risk

Our exposure to foreign exchange risk is minimal.  All foreign investments are denominated in U.S. dollars, with the exception of Canada. We had approximately $1.6 million and $0.2 million of Canadian dollar denominated cash and debt instruments, respectively, at March 31, 2006.  We do not hold any hedging instruments related to foreign currency transactions. We monitor foreign currency positions and may enter into certain hedging instruments in the future should we determine that exposure to foreign exchange risk has increased.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Within the 90-day period prior to the filing date of this report, our chief executive officer, chief financial officer and corporate controller carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based upon their evaluation, our chief executive officer, chief financial officer and corporate controller concluded that our disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to us (including our consolidated subsidiaries) required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

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

PART II. OTHER INFORMATION

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer.  The following table contains detail related to the repurchase of common stock based on the date of trade during the quarter ended March 31, 2006. (In thousands except share and per share data)

Quarter Ended March 31, 2006	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of publicly announced plans or programs	Maximum Dollar Value of Shares that may yet be purchased under the plan or program
				($ in thousands)
From January 1 to January 31	—	$—	—	$—
From February 1 to February 28	—	—	—	—
From March 1 to March 31	120,300	24.93	120,300	4,500

Total	120,300	$24.93	120,300	$4,500

On February 23, 2006, the Board of Directors authorized us to repurchase shares of our common stock, on the open market or through private purchases, for a value not to exceed $7.5 million.  We intend to repurchase certain shares in open market transactions from time to time.

Our fourth amendment to our credit agreement, dated February 28, 2006, permits us to repurchase common stock during 2006, on the open market or through private purchases, for a value not to exceed $6.0 million.

During the first quarter we repurchased 120,300 shares at an average price of $24.93 per share on the open market.  The total value of the transaction was approximately $3.0 million.

Item 6. Exhibits

Exhibits

Exhibit Number	Description

31.1	Section 302 Certification dated May 5, 2006 for James A. Wilhelm, Director, President and Chief Executive Officer
31.2	Section 302 Certification dated May 5, 2006 for G. Marc Baumann, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
31.3	Section 302 Certification dated May 5, 2006 for Daniel R. Meyer, Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer)
32.1	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 5, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD PARKING CORPORATION

Dated: May 5, 2006	By:	/s/ DANIEL R. MEYER
Daniel R. Meyer Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer and Duly Authorized Officer)

Dated: May 5, 2006	By:	/s/ G. MARC BAUMANN
G. Marc Baumann Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Section 302 Certification dated May 5, 2006 for James A. Wilhelm, Director, President and Chief Executive Officer
31.2	Section 302 Certification dated May 5, 2006 for G. Marc Baumann, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
31.3	Section 302 Certification dated May 5, 2006 for Daniel R. Meyer, Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer)
32.1	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 5, 2005