Form 10-Q
period 2006-06-30
STANDARD PARKING CORP
filed 2006-08-04
CIK 1059262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of August 4, 2006, there were 9,947,493 shares of common stock of the registrant outstanding.

STANDARD PARKING CORPORATION
FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

Item 1.                          Financial Statements

STANDARD PARKING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share data)

	June 30, 2006	December 31, 2005
	(Unaudited)	(see Note)
ASSETS
Current assets:
Cash and cash equivalents	$6,825	$10,777
Notes and accounts receivable, net	37,097	40,707
Prepaid expenses and supplies	2,521	2,217
Deferred income taxes	1,961	1,961
Total current assets	48,404	55,662

Leaseholds and equipment, net	16,814	17,416
Long-term receivables, net	5,280	4,953
Advances and deposits	1,153	1,330
Goodwill	119,136	118,781
Other assets, net	3,362	3,211

Total assets	$194,149	$201,353

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,895	$31,174
Accrued and other current liabilities	25,568	30,153
Current portion of long-term borrowings	3,121	3,763
Total current liabilities	58,584	65,090

Deferred income taxes	2,523	1,561
Long-term borrowings, excluding current portion	82,075	88,345
Other long-term liabilities	23,920	21,944
Convertible redeemable preferred stock, series D 18%, par value $100 per share, 10 shares issued and outstanding	1	1

Common stockholders’ equity:
Common stock, par value $.001 per share; 12,100,000 shares authorized; 10,052,462 shares issued and outstanding as of June 30, 2006 and common stock, par value $.001 per share, and 12,100,000 shares authorized; 10,126,482 shares issued and outstanding as of December 31, 2005	10	10
Additional paid-in capital	185,269	187,616
Accumulated other comprehensive income	229	419
Accumulated deficit	(155,464)	(163,633)
Treasury stock, at cost, 104,969 shares	(2,998)	—
Total common stockholders’ equity	27,046	24,412

Total liabilities and common stockholders’ equity	$194,149	$201,353

Note:                        The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See Notes to Condensed Consolidated Financial Statements.

STANDARD PARKING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except for share and per share data, unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Parking services revenue:
Lease contracts	$38,677	$39,140	$77,031	$77,867
Management contracts	26,220	23,315	51,457	45,132
	64,897	62,455	128,488	122,999
Reimbursement of management contract expense	82,897	84,903	170,937	167,435
Total revenue	147,794	147,358	299,425	290,434

Cost of parking services:
Lease contracts	34,862	35,330	69,666	70,701
Management contracts	11,212	9,578	21,235	18,757
	46,074	44,908	90,901	89,458
Reimbursed management contract expense	82,897	84,903	170,937	167,435
Total cost of parking services	128,971	129,811	261,838	256,893

Gross profit:
Lease contracts	3,815	3,810	7,365	7,166
Management contracts	15,008	13,737	30,222	26,375
Total gross profit	18,823	17,547	37,587	33,541

General and administrative expenses (1)	10,053	9,210	20,734	18,304
Depreciation and amortization	1,525	1,493	2,970	2,957
Valuation allowance related to long-term receivables	—	—	—	900

Operating income	7,245	6,844	13,883	11,380
Other expenses (income):
Interest expense	2,194	2,463	4,380	4,847
Interest income	(70)	(77)	(144)	(154)
	2,124	2,386	4,236	4,693
Income before minority interest and income taxes	5,121	4,458	9,647	6,687

Minority interest	74	87	198	208
Income tax expense	682	108	1,280	125
Net income	$4,365	$4,263	$8,169	$6,354

Common Stock Data:
Net income per common share:
Basic	$.44	$.41	$.81	$.61
Diluted	$.43	$.40	$.79	$.60
Weighted average common shares outstanding:
Basic	10,006,370	10,288,457	10,064,119	10,372,806
Diluted	10,267,312	10,567,468	10,322,185	10,647,256

(1)             Non-cash stock option expense of $325 and $247 for the six months and three months ended June 30, 2006, respectively, is included in general and administrative expense.

See Notes to Condensed Consolidated Financial Statements.

STANDARD PARKING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except for share and per share data, unaudited)

	Six Months Ended
	June 30, 2006	June 30, 2005

Operating activities:
Net income	$8,169	$6,354
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	2,712	2,881
Loss on sale of assets	258	76
Amortization of deferred financing costs	358	368
Amortization of carrying value in excess of principal	(96)	(88)
Non-cash stock option compensation expense	325	—
(Reversal) provision for losses on accounts receivable	(280)	147
Deferred income taxes	962	—
Valuation allowance related to long-term receivables	—	900
Change in operating assets and liabilities	(306)	(1,156)
Net cash provided by operating activities	12,102	9,482

Investing activities:
Purchase of leaseholds and equipment	(678)	(408)
Contingent purchase payments	(150)	(171)
Net cash used in investing activities	(828)	(579)

Financing activities:
Repurchase of common stock	(5,997)	(4,299)
Proceeds from exercise of stock options	327	14
Payments on senior credit facility	(6,650)	(3,800)
Payments on long-term borrowings	(229)	(126)
Payments on joint venture borrowings	(369)	(301)
Payments of debt issuance costs	(617)	(118)
Payments on capital leases	(1,246)	(1,670)
Net cash used in financing activities	(14,781)	(10,300)

Effect of exchange rate changes on cash and cash equivalents	(445)	(245)

Decrease in cash and cash equivalents	(3,952)	(1,642)
Cash and cash equivalents at beginning of period	10,777	10,360

Cash and cash equivalents at end of period	$6,825	$8,718
Supplemental disclosures:
Cash paid during the period for:
Interest	$4,694	$4,535
Income taxes	199	268
Supplemental disclosures of non-cash activity:
Debt issued for capital lease obligation	$2,050	$1,405

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

In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the financial position and results of operations have been included. Operating results for the three-month and six-month periods ended June 30, 2006 are not necessarily indicative of the results that might be expected for any other interim period or the fiscal year ending December 31, 2006. The financial statements presented in this report should be read in conjunction with the consolidated financial statements and footnotes thereto included in our 2005 Annual Report on Form 10-K filed March 10, 2006.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and joint ventures in which the Company has more than 50% ownership interest. Minority interest recorded in the consolidated statement of operations is the joint venture partner’s non-controlling interest in consolidated joint ventures. We have interests in 14 joint ventures, each of which operates between one and twenty-two parking facilities. Of the 14 joint ventures, eight are majority owned by us and are consolidated into our financial statements, six are single purpose entities where we have a 50% interest or a minority interest. Investments in joint ventures where the Company has a 50% or less non-controlling ownership interest are reported on the equity method. All significant intercompany profits, transactions and balances have been eliminated in consolidation.

Variable Interest Entities

Equity	Commencement of Operations	Nature of Activities	% Ownership	Locations
Other investments in VIE’s	January 1992 — August 1999	Management of parking lots, shuttle operations and parking meters	50%	Various states

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

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
	(in thousands except for per share data)
Net income-as reported	$4,263	$6,354
Add: Non-cash stock option compensation expense included in the reported net income, net of related tax effects	—	—
Deduct: Stock-based employee compensation expense using the fair value method net of related tax effects	(87)	(168)
Pro-forma net income	$4,176	$6,186

Basic net income per common share- as reported	$0.41	$0.61
Basic pro-forma net income per common share	$0.41	$0.60
Diluted net income per common share- as reported	$0.40	$0.60
Diluted pro-forma net income per common share	$0.40	$0.58

Deductions for stock-based employee compensation expense in the above table were calculated using the Black-Scholes option pricing model. Allocation of compensation expense was made using historical option terms for option grants made to our employees and using our historical stock price volatility.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective method and consequently we have not retroactively adjusted prior period results. Under this method, compensation costs for the six months ended June 30, 2006 is based on the estimated fair value of the respective options and the proportion vesting in the period. Deductions for stock-based employee compensation expense for the six months ended June 30, 2006 was calculated using the Black-Scholes option pricing model. Allocation of compensation expense was made using historical option terms for option grants made to our employees and historical volatility.

The Company has a Long Term Incentive Plan that was adopted in conjunction with the IPO. The maximum number of shares of common stock that may be issued and awarded under the Long-Term Incentive Plan is 1,000,000 of which 538,385 shares are outstanding as of June 30, 2006. The Long-Term Incentive Plan will terminate 10 years from the date it was adopted by our board. In most cases the options vest at the end of a three-year period from the date of the award. Options are granted with an exercise price equal to the fair market value at the date of grant.

The estimated weighted average fair value of the options granted was $11.18 for 2006 option grants and $6.87 for 2005 option grants, using the Black-Scholes option pricing model with the following assumptions; weighted average dividend yield was 0% for fiscal year 2006 and 2005, weighted average volatility of 27.07% was used for 2006 and 34.57% was used for fiscal year 2005, weighted average risk free interest based on zero-coupon U.S. government issues with a remaining term equal to the expected life of the option of 5.03% for 2006 and 4.13% for 2005, and a weighted average expected term of 7 years for 2006 and 2005.

On May 5, 2006, we issued stock options to purchase 13,410 shares of common stock at a market price of $27.06 per share to certain Directors.

The adoption of SFAS No. 123R using the modified prospective method resulted in recognizing $78 of stock based compensation expense in the first quarter of 2006 and $325 in the first six months of 2006, which is included in general and administrative expense. As of June 30, 2006, there was $288 of unrecognized compensation costs related to unvested options which is expected to be recognized over a weighted average period of 0.9 years.

The following table summarizes the stock option activity as of June 30, 2006, and changes during the first six months of fiscal 2006:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2005	571,255	$8.20
Granted	—	n/a
Exercised	(42,730)	$6.70
Canceled	—	n/a
Outstanding at March 31, 2006	528,525	$8.22
Granted	13,410	$27.06
Exercised	(3,550)	$11.50
Canceled	—	n/a
Outstanding at June 30, 2006	538,385	$8.60
Exercisable at June 30, 2006	388,988	$7.62

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

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(in thousands except for share and per share data)
Numerator:
Net income	$4,365	$4,263	$8,169	$6,354
Denominator:
Denominator for basic net income per common share:
Weighted average basic shares outstanding	10,006,370	10,288,457	10,064,119	10,372,806
Weighted average of diluted shares outstanding	10,267,312	10,567,468	10,322,185	10,647,256

Basic net income per common share	$0.44	$0.41	$0.81	$0.61
Dilutive net income per common share	$0.43	$0.40	$0.79	$0.60

There are no additional securities that could dilute basic EPS in the future that were not included in the computation of diluted EPS.

3.                 Recently Issued Accounting Pronouncements

FASB Interpretation 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) was issued in July 2006 and is required to be adopted by the company at the beginning of fiscal year 2007. The company is currently evaluating the impact of FIN 48 on its consolidated financial statements, but is not yet in a position to determine the impact of its adoption.

4.                 Acquisition

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

5.                 Goodwill

The change in the carrying amount of goodwill is summarized as follows (in thousands):

Beginning balance at December 31, 2005	$118,781
Effect of foreign currency translation	204
Contingency payments related to prior acquisitions	151
Ending balance at June 30, 2006	$119,136

6.                 Long-term Receivables

Long-term receivables, net, consist of the following:

	Amount Outstanding
	June 30, 2006	December 31, 2005
	(in thousands)
Bradley International Airport
Guarantor payments	$4,905	$4,945
Other Bradley related, net	2,859	2,492
Valuation allowance	(2,484)	(2,484)
Total long-term receivables, net	$5,280	$4,953

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

To the extent that monthly gross receipts are not sufficient for the trustee to make the required payments we are obligated, pursuant to our agreement, to deliver the deficiency amount to the trustee within three business days of of being notified. We are responsible for these deficiency payments regardless of the amount of utilization for the Bradley parking facilities. We received repayments (net of deficiency payments) of $40 thousand in the period ended June 30, 2006 compared to $0.1 million in the period ended June 30, 2005. In addition, we received $523 thousand in the period ended June 30, 2006 as payment for interest receivable.

The deficiency payments represent contingent interest bearing advances to the trustee to cover operating cash flow requirements. The payments, if any, are recorded as a receivable by us for which we are reimbursed from time to time as provided in the trust agreement. As of June 30, 2006, we have advanced to the trustee $4.9 million, net of reimbursements. We believe these advances to be fully recoverable and therefore have not recorded a valuation allowance for them. We do not guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee. Total cumulative net management fees related to Bradley are $3.7 million. Prior to 2003, we recognized a total of $1.6 million in fees. A full valuation allowance was recorded against these fees during the year ended December 31, 2003. Due to the existence of outstanding guarantor payments, $2.1 million in management fees have not been recognized as of June 30, 2006.

7.                 Borrowing Arrangements

Long-term borrowings, in order of preference, consist of:

			Amount Outstanding
	Interest Rate(s)	Due Date	June 30, 2006	December 31, 2005
			(in thousands)

Senior Credit Facility	Various	June 2011	$26,950	$33,600
Senior Subordinated Notes	9 1/4%	March 2008 (1)	48,877	48,877
Carrying value in excess of principal	Various	Various	365	461
Joint venture debentures	11.00	Various	354	689
Capital lease obligations	Various	Various	6,775	6,246
Obligations on Seller notes and other	Various	Various	1,875	2,235
			85,196	92,108
Less current portion			3,121	3,763
			$82,075	$88,345

Senior Subordinated Notes

The 9 1/4% Senior Subordinated Notes (the “9 1/4% Notes”) were issued in September of 1998 and are due in March of 2008. The 9 1/4% Notes and senior credit facility contain covenants that limit us from incurring additional indebtedness and issuing preferred stock, restrict dividend payments, limit transactions with affiliates and restrict certain other transactions. Substantially all of our net assets are restricted under these provisions and covenants (See Note 12).

(1)    On June 29, 2006, the Company notified the trustee for the 9 1/4% Senior Subordinated Notes of its intent to redeem the remaining outstanding balance of these notes. Settlement of the redemption of these senior subordinated notes, with accumulated interest, occurred on July 31, 2006. (See Note 13)

Senior Credit Facility

We entered into an amended and restated senior credit agreement as of June 29, 2006 with Bank of America, N.A. and LaSalle Bank National Association as co-administrative agents, Wells Fargo Bank, N.A., as syndication agent and four other lenders. This agreement amends and restates our credit agreement dated June 2, 2004.

The revolving senior credit facility was amended from $90.0 million to $135.0 million. The $135.0 million revolving credit facility will expire on June 29, 2011. The credit facility includes a letter of credit sub-facility with a sublimit of $50.0 million and a swing line sub-facility with a sublimit of $10.0 million.

The revolving credit facility bears interest, at our option, at either (1) LIBOR plus the applicable LIBOR Margin ranging between 1.50% and 2.25% depending on the ratio of our total funded indebtedness to our EBITDA from time to time (“Total Debt Ratio”) or (2) the Base Rate (as defined below) plus the applicable Base Rate Margin ranging between 0.00% and 0.75% depending on our Total

Debt Ratio. We may elect interest periods of one, two, three or six months for LIBOR based borrowings. The Base Rate is the greater of (i) the rate publicly announced from time to time by Bank of America, N.A. as its “prime rate”, or (ii) the overnight federal funds rate plus 0.50%.

The senior credit facility includes the following covenants; fixed charge ratio, total debt to EBITDA ratio and a limit on our ability to incur additional indebtedness, issue preferred stock or pay dividends and contains certain other restrictions on our activities. We are required to repay borrowings under the senior credit facility out of the proceeds of future issuances of debt or equity securities and asset sales, subject to certain exceptions. The new senior credit facility is secured by a first lien on substantially all of our assets and any subsequently acquired assets (including a pledge of 100% of the stock of our existing and future domestic guarantor subsidiaries and 65% of the stock of our existing and future foreign subsidiaries).

At June 30, 2006 we were in compliance with all of the covenants.

At July 31, 2006, after the redemption of the 9 1/4 senior subordinated notes, we had $25.0 million of letters of credit outstanding under the senior credit facility, borrowings against the senior credit facility aggregated $74.7 million, and we had $35.3 million available under the senior credit facility.

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

During the first quarter we repurchased 120,300 shares at an average price of $24.93 per share on the open market. The total value of the transactions was approximately $3.0 million. These shares were retired in March 2006.

During the second quarter we repurchased 104,969 shares at an average price of $28.56 per share on the open market. The total value of the second quarter transactions was approximately $3.0 million. These shares were retired on July 21, 2006.

9.                 Domestic and Foreign Operations

Our business activities consist of domestic and foreign operations. Foreign operations are conducted in Canada. Revenue attributable to foreign operations was less than 10% of consolidated revenue for each of the periods ended June 30, 2006 and June 30, 2005.

A summary of information about our foreign and domestic operations is as follows (in thousands):

	For the three months ended		For the six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Total revenues, excluding reimbursement of management contract expenses:
Domestic	$63,925	$61,793	$126,643	$121,702
Foreign	972	662	1,845	1,297
Consolidated	$64,897	$62,455	$128,488	$122,999

Operating income:
Domestic	$7,036	$6,741	$13,533	$11,094
Foreign	209	103	350	286
Consolidated	$7,245	$6,844	$13,883	$11,380

Net income before minority interest and income taxes:
Domestic	$4,894	$4,342	$9,265	$6,378
Foreign	227	116	382	309
Consolidated	$5,121	$4,458	$9,647	$6,687

	June 30, 2006	December 31, 2005
Identifiable assets:
Domestic	$185,878	$193,468
Foreign	8,271	7,885
Consolidated	$194,149	$201,353

10.          Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of the following components:

	June 30, 2006	December 31, 2005
	(in thousands)
Balance at beginning of year	$419	$116
Revaluation of interest rate cap	(256)	127
Effect of foreign currency translation	66	176
Accumulated other comprehensive income	$229	$419

11.          Legal Proceedings

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

	Standard Parking Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Balance Sheet Data:
June 30, 2006

Current assets:
Cash and cash equivalents	$5,215	$(6)	$1,616	$—	$6,825
Notes and accounts receivable, net	33,455	684	2,958	—	37,097
Prepaid expenses and supplies	2,261	—	260	—	2,521
Deferred income taxes	1,961	—	—	—	1,961
Total current assets	42,892	678	4,834	—	48,404
Leaseholds and equipment, net	14,441	1,497	876	—	16,814
Long term receivables, net	5,280	—	—	—	5,280
Advances and deposits	984	—	169	—	1,153
Goodwill	111,104	3,585	4,447	—	119,136
Other assets, net	3,224	—	138	—	3,362
Investment in subsidiaries	6,716	—	—	(6,716)	—
Total assets	$184,641	$5,760	$10,464	$(6,716)	$194,149

Current liabilities:
Accounts payable	$27,159	$159	$2,577	$—	$29,895
Accrued and other current liabilities	20,280	2,390	2,898	—	25,568
Current portion of long-term borrowings	2,680	—	441	—	3,121
Total current liabilities	50,119	2,549	5,916	—	58,584
Deferred income taxes	2,523	—	—	—	2,523
Long-term borrowings, excluding current portion	81,873	—	202	—	82,075
Other long-term liabilities	23,079	—	841	—	23,920

Convertible redeemable preferred stock, series D 18%, par value $100 per share, 10 shares issued and outstanding	1	—	—	—	1

Common stockholders’ equity:
Common stock, par value $.001 per share; 12,100,000 shares authorized; 10,052,462 shares issued and outstanding	10	—	—	—	10
Additional paid-in capital	185,266	2	1	—	185,269
Accumulated other comprehensive income	(128)	—	357	—	229
Accumulated (deficit) equity	(155,104)	3,209	3,147	(6,716)	(155,464)
Treasury stock, at cost, 104,969 shares	(2,998)	—	—	—	(2,998)

Total common stockholders’ equity	27,046	3,211	3,505	(6,716)	27,046
Total liabilities and common stockholders’ equity	$184,641	$5,760	$10,464	$(6,716)	$194,149

December 31, 2005

Current assets:
Cash and cash equivalents	$8,886	$94	$1,797	$—	$10,777
Notes and accounts receivable, net	36,930	647	3,130	—	40,707
Prepaid expenses and supplies	2,078	—	139	—	2,217
Deferred income taxes	1,961	—	—	—	1,961
Total current assets	49,855	741	5,066	—	55,662
Leaseholds and equipment, net	14,695	1,620	1,101	—	17,416
Long term receivables, net	4,953	—	—	—	4,953
Advances and deposits	1,187	—	143	—	1,330
Goodwill	110,953	3,585	4,243	—	118,781
Intangible and other	2,905	—	306	—	3,211
Investment in subsidiaries	7,322	—	—	(7,322)	—
Total assets	$191,870	$5,946	$10,859	$(7,322)	$201,353

Current Liabilities:
Accounts payable	$28,562	$184	$2,428	$—	$31,174
Accrued and other current liabilities	25,134	2,789	2,230	—	30,153
Current portion of long-term borrowings	2,994	—	769	—	3,763
Total current liabilities	56,690	2,973	5,427	—	65,090
Deferred income taxes	1,561	—	—	—	1,561
Long-term borrowings, excluding current portion	88,060	—	285	—	88,345
Other long-term liabilities	21,146	—	798	—	21,944
Convertible redeemable preferred stock, series D 18%, par value $100 per share, 10 shares issued and outstanding	1	—	—	—	1

Common stockholders’ equity:
Common stock, par value $.001 per share; 12,100,000 shares authorized; 10,126,482 shares issued and outstanding	10	—	—	—	10
Additional paid-in-capital	187,613	2	1	—	187,616
Accumulated other comprehensive income	127	—	292	—	419
Accumulated (deficit) equity	(163,338)	2,971	4,056	(7,332)	(163,633)
Total common stockholders’ equity	24,412	2,973	4,349	(7,332)	24,412
Total liabilities and common stockholders’ equity	$191,870	$5,946	$10,859	$(7,332)	$201,353

Six Months Ended June 30, 2006

Parking services revenue:
Lease contracts	$60,358	$11,169	$5,504	$—	$77,031
Management contracts	47,635	52	3,770	—	51,457
	107,993	11,221	9,274	—	128,488
Reimbursement of management contract expense	170,937	—	—	—	170,937
Total revenue	278,930	11,221	9,274	—	299,425

Cost of parking services:
Lease contracts	54,986	10,068	4,612	—	69,666
Management contracts	18,887	31	2,317	—	21,235
	73,873	10,099	6,929	—	90,901
Reimbursement of management contract expense	170,937	—	—	—	170,937
Total cost of parking services	244,810	10,099	6,929	—	261,838

Gross profit:
Lease contracts	5,372	1,101	892	—	7,365
Management contracts	28,748	21	1,453	—	30,222
Total gross profit	34,120	1,122	2,345	—	37,587

General and administrative expenses	20,113	—	621	—	20,734
Depreciation and amortization	2,383	188	399	—	2,970
Valuation allowance related to long-term receivable	—	—	—	—	—
Operating income	11,624	934	1,325	—	13,883

Other expenses (income):
Interest expense	4,343	—	37	—	4,380
Interest income	(112)	—	(32)	—	(144)
	4,231	—	5	—	4,236

Income before minority interest and income taxes	7,393	934	1,320	—	9,647
Minority interest	76	—	122	—	198
Income tax expense	1,131	—	149	—	1,280
Equity in earnings of subsidiaries	1,983	—	—	(1,983)	—
Net income	$8,169	$934	$1,049	$(1,983)	$8,169

Six Months Ended June 30, 2005

Parking services revenue:
Lease contracts	$61,367	$10,363	$6,137	$—	$77,867
Management contracts	41,935	63	3,134	—	45,132
	103,302	10,426	9,271	—	122,999
Reimbursement of management contract expense	167,435	—	—	—	167,435
Total revenue	270,737	10,426	9,271	—	290,434

Cost of parking services:
Lease contracts	55,883	9,566	5,252	—	70,701
Management contracts	17,214	28	1,515	—	18,757
	73,097	9,594	6,767	—	89,458
Reimbursement of management contract expense	167,435	—	—	—	167,435
Total cost of parking services	240,532	9,594	6,767	—	256,893

Gross profit:
Lease contracts	5,484	797	885	—	7,166
Management contracts	24,721	35	1,619	—	26,375
Total gross profit	30,205	832	2,504	—	33,541

General and administrative expenses	17,680	—	624	—	18,304
Depreciation and amortization	2,532	108	317	—	2,957
Valuation allowance related to long-term receivable	900	—	—	—	900
Operating income	9,093	724	1,563	—	11,380

Other expenses (income):
Interest expense	4,773	—	74	—	4,847
Interest income	(123)	—	(31)	—	(154)
	4,650	—	43	—	4,693

Income before minority interest and income taxes	4,443	724	1,520	—	6,687
Minority interest	75	—	133	—	208
Income tax expense	65	—	60	—	125
Equity in earnings of subsidiaries	2,051	—	—	(2,051)	—
Net income	$6,354	$724	$1,327	$(2,051)	$6,354

Cash Flow Data:
Six Months Ended June 30, 2006

Operating activities:
Net income	$8,169	$934	$1,049	$(1,983)	$8,169
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,296	188	228	—	2,712
Loss on sale of assets	87	—	171	—	258
Amortization of deferred financing costs	358	—	—	—	358
Amortization of carrying value in excess of principal	(96)	—	—	—	(96)
Non-cash stock option compensation expense	325	—	—	—	325
Provision for losses on accounts receivable	(201)	(24)	(55)		(280)
Deferred income taxes	962	—	—	—	962
Change in operating assets and liabilities	(524)	(502)	720	—	(306)
Net cash provided by operating activities	11,376	596	2,113	(1,983)	12,102

Investing activities:
Purchase of leaseholds and equipment	(656)	—	(22)	—	(678)
Contingent purchase payments	(150)	—	—	—	(150)
Net cash used in investing activities	(806)	—	(22)	—	(828)

Financing activities:
Repurchase of common stock	(5,997)	—	—	—	(5,997)
Proceeds from exercise of stock options	327	—	—	—	327
Payments on senior credit facility	(6,650)	—	—	—	(6,650)
Payments on long-term borrowings	(229)	—	—	—	(229)
Payments on joint venture borrowings	—	—	(369)	—	(369)
Payments on debt issuance costs	(617)	—	—	—	(617)
Payments on capital leases	(1,236)	—	(10)	—	(1,246)
Net cash used in financing activities	(14,402)	—	(379)	—	(14,781)
Effect of exchange rate changes on cash and cash equivalents	—	—	(445)	—	(445)
(Decrease) increase in cash and cash equivalents	(3,832)	596	1,267	(1,983)	(3,952)
Cash and cash equivalents at beginning of period	8,886	94	1,797	—	10,777
Cash and cash equivalents at end of period	$5,054	$690	$3,064	$(1,983)	$6,825

Cash Flow Data:
Six Months Ended June 30, 2005

Operating activities:
Net income	$6,354	$724	$1,327	$(2,051)	$6,354
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,532	108	317	—	2,957
Loss on sale of assets	74	—	2	—	76
Amortization of deferred financing costs	368	—	—	—	368
Amortization of carrying value in excess of principal	(88)	—	—	—	(88)
Provision for losses on accounts receivable	136	2	9	—	147
Valuation allowance related to long-term receivable	900	—	—	—	900
Change in operating assets and liabilities	(5,739)	(33)	4,540	—	(1,232)
Net cash provided by operating activities	4,537	801	6,195	(2,051)	9,482

Investing activities:
Purchase of leaseholds and equipment	(403)	—	(5)	—	(408)
Contingent purchase payments	(171)	—	—	—	(171)
Net cash used in investing activities	(574)	—	(5)	—	(579)

Financing activities:
Repurchase of common stock	(4,299)	—	—	—	(4,299)
Proceeds from exercise of stock options	14	—	—	—	14
Payments on senior credit facility	(3,800)	—	—	—	(3,800)
Payments on long-term borrowings	(107)	—	(19)	—	(126)
Payments on joint venture borrowings	—	—	(301)	—	(301)
Payments on debt issuance costs	(118)	—	—	—	(118)
Payments on capital leases	(1,218)	—	(452)	—	(1,670)
Net cash used in financing activities	(9,528)	—	(772)	—	(10,300)
Effect of exchange rate changes on cash and cash equivalents	—	—	(245)	—	(245)
(Decrease) increase in cash and cash equivalents	(5,565)	801	5,173	(2,051)	(1,642)
Cash and cash equivalents at beginning of period	5,875	1,847	2,638	—	10,360
Cash and cash equivalents at end of period	$310	$2,648	$7,811	$(2,051)	$8,718

13.          Subsequent Event

On June 29, 2006, the Company notified the trustee for the 9¼% Senior Subordinated Notes of its intent to redeem the remaining outstanding balance of these notes. Settlement of the redemption of these senior subordinated notes in the amount of $48.9 million, with accumulated interest, occurred on July 31, 2006. The redemption was funded by borrowings under the senior credit facility.

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

We operate our clients’ parking properties through two types of arrangements: management contracts and leases. Under a management contract, we typically receive a base monthly fee for managing the facility, and we may also receive an incentive fee based on the achievement of facility performance objectives. We also receive fees for ancillary services. Typically, all of the underlying revenues and expenses under a standard management contract flow through to our clients rather than to us. However, some management contracts, which are referred to as “reverse” management contracts, usually provide for larger management fees and require us to pay various costs. Under lease arrangements, we generally pay to the property owner either a fixed annual rent, a percentage of gross customer collections, or a combination thereof. We collect all revenues under lease arrangements and we are responsible for most operating expenses, but we are typically not responsible for major maintenance, capital expenditures or real estate taxes. Margins for lease contracts vary significantly, not only due to operating performance, but also due to variability of parking rates in different cities and varying space utilization by parking facility type and location. As of June 30, 2006, we operated 87% of our locations under management contracts and 13% under leases.

In evaluating our financial condition and operating performance, management’s primary focus is on our gross profit, total general and administrative expense and general and administrative expense as a percentage of our gross profit. Although the underlying economics to us of management contracts and leases are similar, the manner in which we are required to account for them differs. Revenue from leases includes all gross customer collections derived from our leased locations (net of parking tax), whereas revenue from management contracts only includes our contractually agreed upon management fees and amounts attributable to ancillary services. Gross customer collections at facilities under management contracts, therefore, are not included in our revenue. Accordingly, while our revenue can fluctuate simply based on the proportion of leases to management contracts, our gross profit will not fluctuate merely because of the structure of our operating agreements. For example, as of June 30, 2006, 87% of our locations were operated under management contracts and 80% of our gross profit for the period ended June 30, 2006, was derived from management contracts. Only 40% of total revenue (excluding reimbursement of management contract expenses), however, was from management contracts because under those contracts the revenue collected from parking customers belongs to our clients. Therefore, gross profit and total general and administrative expense, rather than revenue, are management’s primary focus.

General Business Trends

We believe that sophisticated commercial real estate developers and property managers and owners recognize the potential for parking and related services to be a profit generator rather than a cost center. Often, the parking experience makes both the first and the last impressions on their properties’ tenants and visitors. By outsourcing these services, they are able to capture additional profit by leveraging the unique operational skills and controls that an experienced parking management company can offer. Our ability to consistently deliver a uniformly high level of parking and related services and maximize the profit to our clients improves our ability to win contracts and retain existing locations. Our retention rate for the twelve month period ended June 30, 2006 was 92%, compared to 88% for the year-ago period, which also reflects our decision not to renew, or terminate, unprofitable contracts.

We are also experiencing an increase in our ability to leverage existing relationships to increase the scope of services provided, thereby increasing the profit per location. For the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005, we improved average gross profit per location by 3.1% from $9,216.00 to $9,504.00.

Summary of Operating Facilities

We focus our operations in core markets where a concentration of locations improves customer service levels and operating margins. The following table reflects our facilities operated at the end of the periods indicated:

	June 30, 2006	December 31, 2005	June 30, 2005

Managed facilities	1,718	1,643	1,615
Leased facilities	263	263	289

Total facilities	1,981	1,906	1,904

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

Depreciation and Amortization

Depreciation is determined using a straight-line method over the estimated useful lives of the various asset classes or in the case of leasehold improvements, over the initial term of the operating lease or its useful life, whichever is shorter. Depreciation includes losses on sale of assets. Intangible assets determined to have finite lives are amortized over their remaining useful life.

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

	2005 Quarters Ended				2006 Quarters Ended
	March 31	June 30	September 30	December 31	March 31	June 30
	Unaudited				Unaudited
	($ in thousands)
Excluding reimbursed expenses
Parking services revenue:
Lease contracts	$38,727	$39,140	$38,659	$37,573	$38,354	$38,677
Management contracts	21,817	23,315	24,347	24,397	25,237	26,220
Total revenue	60,544	62,455	66,066	61,970	63,591	64,897

Cost of parking services
Lease contracts	35,371	35,330	35,546	34,790	34,804	34,862
Management contracts	9,179	9,578	10,034	8,310	10,023	11,212
Total cost of parking services	44,550	44,908	45,580	43,100	44,827	46,074

Total gross profit	$15,994	$17,547	$17,426	$18,870	$18,764	$18,823

Results of Operations

Three Months ended June 30, 2006 Compared to Three Months ended June 30, 2005

Parking services revenue—lease contracts.   Lease contract revenue decreased $0.4 million, or 1.2%, to $38.7 million in the second quarter of 2006, compared to $39.1 million in the second quarter of 2005. This decrease resulted from reductions in revenue attributable to contract expirations of $3.8 million that was partially offset by $1.6 million attributable in revenues from new locations. We experienced an increase in same location revenue of $1.8 million, or 5.0%, for the quarter ended June 30, 2006, compared to the year-ago period. This increase was due to increases in short-term parking revenue of $0.9 million, or 3.8%, and an increase in monthly parking revenue of $0.9 million, or 7.3%.

Parking services revenue—management contracts.   Management contract revenue increased $2.9 million, or 12.5%, to $26.2 million in the second quarter of 2006 compared to $23.3 million in the second quarter of 2005. This increase resulted from a net increase of $1.6 million attributable to $2.7 million in revenues from new locations that was partially offset by reductions in revenue attributable to contract expirations of $1.1 million. We experienced an increase in same location revenue of $1.3 million, or 6.3%, for the quarter ended June 30, 2006, compared to the year-ago period. This increase was primarily due to additional fees from reverse management locations and ancillary services.

Reimbursement of management contract expense.   Reimbursement of management contract expenses decreased $2.0 million, or 2.4%, to $82.9 million for the quarter ended June 30, 2006, as compared to $84.9 million for the year-ago period. This decrease resulted from reduced reimbursements for costs incurred on the behalf of owners.

Cost of parking services—lease contracts.   Cost of parking services for lease contracts decreased $0.4 million, or 1.3%, to $34.9 million for the second quarter of 2006, compared to $35.3 million in the second quarter of 2005. This decrease resulted from reductions in costs attributable to contract expirations of $3.6 million that was offset by an increase of $1.5 million in costs from new locations. We experienced an increase in same location costs of $1.7 million, or 5.4% for the quarter ended June 30, 2006, compared to the year-ago period. This increase was due to increases in rent expense of $1.4 million, or 6.4%, due to percentage rental payments from increased revenue, and $0.3 million, or 8.0%, due to increases in payroll and related costs, which were slightly offset by decreases in other operating costs of $0.1 million or 2.6%.

Cost of parking services—management contracts.   Cost of parking services for management contracts increased $1.6 million, or 17.1%, to $11.2 million for the second quarter of 2006, compared to $9.6 million in the second quarter of 2005. This increase resulted from a net increase of $1.2 million attributable to $2.0 million in costs from new locations that was partially offset by reductions in costs attributable to contract expirations of $0.8 million. We experienced an increase in same location costs of $0.4 million, or 5.2%, for the quarter ended June 30, 2006 compared to the year-ago period. This increase was due to increases attributable to our reverse management locations for payroll and payroll related expenses.

Reimbursed management contract expense.   Reimbursed management contract expenses decreased $2.0 million, or 2.4%, to $82.9 million for the quarter ended June 30, 2006, as compared to $84.9 million for the year-ago period. This decrease resulted from reduced reimbursed costs incurred on the behalf of owners.

Gross profit—lease contracts.   Gross profit for lease contracts remained constant at $3.8 million in the second quarter of 2006 and the second quarter of 2005. Gross margin for lease contracts increased to 9.9% in the second quarter of 2006 as compared to 9.7% in the second quarter of 2005. The margin increase was due to contract expirations with low margins.

Gross profit—management contracts.   Gross profit for management contracts increased $1.3 million, or 9.3%, to $15.0 million in the second quarter of 2006 as compared to $13.7 million in the second quarter of 2005. Gross margin for management contracts decreased to 57.2% in the second quarter of 2006 as compared to 58.9% in the second quarter of 2005. The margin decrease was due to additions of new reverse management contracts.

General and administrative expenses.   General and administrative expenses increased $0.9 million, or 9.2%, to $10.1 million for the second quarter of 2006, compared to $9.2 million for the second quarter of 2005. This increase resulted primarily from increases in payroll and payroll related expenses of $0.6 million, $0.2 million related to the adoption of FAS 123R and $0.1 million related to the Sound Parking acquisition.

Interest expense.   Interest expense decreased $0.3 million, or 10.9%, to $2.2 million for the second quarter of 2006, compared to $2.5 million for the second quarter of 2005. This decrease resulted primarily from the interest pricing on our Senior Credit Facility, which was reduced by 25 basis points across the entire rate pricing grid, and a reduction of 25 basis points in the applicable LIBOR and Base Rate margins as a result of reduced leverage.

Income tax expense.   Income tax expense increased $0.6 million to $0.7 million for the second quarter of 2006 compared to $0.1 million for the second quarter of 2005. The income tax increase was primarily due to $0.5 million related to the recognition of additional deferred tax liability and $0.1 million related to Canadian, State and Federal tax liabilities.

Six Months ended June 30, 2006 Compared to Six Months ended June 30, 2005

Parking services revenue—lease contracts.   Lease contract revenue decreased $0.9 million, or 1.1%, to $77.0 million in the first six months of 2006, compared to $77.9 million in the first six months of 2005. This decrease resulted from reductions in revenue attributable to contract expirations of $7.6 million that was partially offset by an increase of $3.8 million in revenues from new locations. We experienced an increase in same location revenue of $2.9 million, or 4.3%, for the six months ended June 30, 2006, compared to the year-ago period. This increase was due to increases in short-term parking revenue of $1.7 million, or 9.9%, and an increase in monthly parking revenue of $1.2 million, or 4.8%.

Parking services revenue—management contracts.   Management contract revenue increased $6.4 million, or 14.0%, to $51.5 million in the first half of 2006 compared to $45.1 million in the first half of 2005. This increase resulted from a net increase of $3.5 million attributable to $5.8 million in revenues from new locations that was partially offset by reductions in revenue attributable to contract expirations of $2.3 million. We experienced an increase in same location revenue of $2.9 million, or 6.9%, for the first half ended June 30, 2006, compared to the year-ago period. This increase was primarily due to additional fees from reverse management locations and ancillary services.

Reimbursement of management contract expense.   Reimbursement of management contract expenses increased $3.5 million, or 2.1%, to $170.9 million for the first six months ended June 30, 2006, as compared to $167.4 million for the year-ago period. This increase resulted from additional reimbursements for costs incurred on the behalf of owners.

Cost of parking services—lease contracts.   Cost of parking services for lease contracts decreased $1.0 million, or 1.5%, to $69.7 million for the first six months of 2006, compared to $70.7 million in the first six months of 2005. This decrease resulted from reductions in costs attributable to contract expirations of $7.4 million that was partially offset by an increase of $3.4 million in costs from new locations. We experienced an increase in same location costs of $3.0 million, or 4.8% for the six months ended June 30, 2006, compared to the year-ago period. This increase was due to increases in rent expense of $2.9 million, or 6.5%, due to percentage rental payments from increased revenue, $0.5 million, or 7.6% for increases in payroll and related costs, partially offset by $0.4 million, or 5.3%, due to decreases in other operating costs.

Cost of parking services—management contracts.   Cost of parking services for management contracts increased $2.4 million, or 13.2%, to $21.2 million for the first six months of 2006, compared to $18.8 million in the first six months of 2005. This increase resulted from a net increase of $2.7 million attributable to $4.2 million in costs from new locations that was partially offset by reductions in costs attributable to contract expirations of $1.5 million. We experienced a decrease in same location costs of $0.3 million, or 1.5%, for the first six months ended June 30, 2006 compared to the year-ago period. This decrease was due to decreases attributable to our reverse management locations and ancillary services.

Reimbursed management contract expense.   Reimbursed management contract expenses increased $3.5 million, or 2.1%, to $170.9 million for the first six months ended June 30, 2006, as compared to $167.4 million for the year-ago period. This increase resulted from additional reimbursed costs incurred on the behalf of owners.

Gross profit—lease contracts.   Gross profit for lease contracts increased $0.2 million, or 2.8%, to $7.4 million in the first six months of 2006 as compared to $7.2 million in the first six months of 2005. Gross margin for lease contracts increased to 9.6% in the first six months of 2006 as compared to 9.2% in the first six months of 2005. The margin increase was due to decreases in costs related to contract expirations.

Gross profit—management contracts.   Gross profit for management contracts increased $3.8 million, or 14.6%, to $30.2 million in the first six months of 2006 as compared to $26.4 million in the first six months of 2005. Gross margin for management contracts increased to 58.7% in the first six months of 2006 as compared to 58.4% in the first six months of 2005. The margin increase was due to improved revenue performance on our same locations and increases in revenue from new locations.

General and administrative expenses.   General and administrative expenses increased $2.4 million, or 13.3%, to $20.7 million for the first six months of 2006, compared to $18.3 million for the first six months of 2005. This increase resulted from increases in payroll and payroll related expenses of $1.6 million, $0.3 million related to the adoption of FAS 123R, the Sound Parking acquisition of $0.3 million and consulting and other professional fees of $0.2 million.

Valuation allowance related to long-term receivables.   We recorded no valuation allowance related to long term receivables for the first six months of 2006, compared to $0.9 million for in the first six months of 2005. The valuation allowance relates to a long-term receivable for a facility in Minnesota where a breakdown in negotiations to restructure the contract occurred. The allowance was recorded due to the uncertainty of collection. The contract expired May 31, 2006.

Interest expense.   Interest expense decreased $0.4 million, or 9.6%, to $4.4 million for the first six months of 2006, compared to $4.8 million for the first six months of 2005. This decrease resulted primarily from the interest pricing on our Senior Credit Facility, which was reduced by 25 basis points across the entire rate pricing grid and a reduction of 25 basis points in the applicable LIBOR and Base Rate margins as a result of reduced leverage.

Income tax expense.   Income tax expense increased $1.1 million, to $1.3 million for the first six months of 2006, compared to $0.2 million for the first six months of 2005. The income tax expense increase was primarily due to $1.0 million related to the recognition of additional deferred tax liability and $0.1 million related to Canadian, State and Federal tax liabilities.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities totaled $12.1 million for the first six months of 2006. Cash provided included $12.4 million from operations which was partially offset by a net decrease in operating assets and liabilities of $0.3.

Net cash provided by operating activities totaled $9.5 million for the first six months of 2005. Cash provided included $10.6 million from operations which was partially offset by a net decrease in operating assets and liabilities of $1.1 million.

Net Cash Used in Investing Activities

Net cash used in investing activities totaled $0.8 million in the first six months of 2006. Cash used in investing for 2006 included capital expenditures of $0.7 million for capital investments needed to secure and/or extend leased facilities, investment in information system enhancements and infrastructure and $0.1 million for contingent payments on previously acquired contracts.

Net cash used in investing activities totaled $0.6 million in the first six months of 2005. Cash used in investing for 2005 included capital expenditures of $0.4 million for capital investments needed to secure and/or extend leased facilities, investment in information system enhancements and infrastructure and $0.2 million for contingent payments on previously acquired contracts.

Net Cash Used in Financing Activities

Net cash used in financing activities totaled $14.8 million in the first six months of 2006. The 2006 activity included $6.0 million to repurchase our common stock, $6.7 million in payments on the senior credit facility, $1.2 million for payments on capital leases, $0.6 million on debt issuance costs and $0.6 million for cash used on joint venture and other long-term borrowings, which was partially offset by $0.3 million in proceeds from the exercise of stock options.

Net cash used in financing activities totaled $10.3 million in the first six months of 2005. The 2005 activity included $4.3 million to repurchase our common stock, $3.8 million in payments on the senior credit facility, $1.7 million for payments on capital leases and $0.5 million for cash used on joint venture, debt issuance costs and other long-term borrowings.

Cash and Cash Equivalents

We had cash and cash equivalents of $6.8 million at June 30, 2006, compared to $10.8 million at December 31, 2005. The cash balances reflect our ability to utilize funds deposited into our local accounts and which based upon availability, timing of deposits and the subsequent movement of that cash into our corporate accounts may result in significant changes to our cash balances.

Outstanding Indebtedness

On June 30, 2006, we had total indebtedness of approximately $85.2 million, a reduction of $6.9 million from December 31, 2005. The $85.2 million includes:

•                    $27.0 million under our senior credit facility;

•                    $49.2 million of 9 1/4% Notes, including $0.4 million in carrying value in excess of principal, which are due in March 2008(1); and

•                    $9.0 million of other debt including joint venture debentures, capital lease obligations and obligations on seller notes and other indebtedness.

We believe that our cash flow from operations, combined with additional borrowings under our senior credit facility, which amounted to $82.9 million at June 30, 2006, will be sufficient to enable us to pay our indebtedness, or to fund other liquidity needs. We will need to refinance all or a portion of our indebtedness, on or before their respective maturities. We believe that we will be able to refinance our indebtedness, on commercially reasonable terms.

(1)    On June 29, 2006,we notified the trustee for the 9¼% Senior Subordinated Notes of our intent to redeem the remaining outstanding balance of these notes. Settlement of the redemption of these senior subordinated notes, with accumulated interest, occurred on July 31, 2006.

Senior Credit Facility

We entered into an amended and restated senior credit agreement as of June 29, 2006 with Bank of America, N.A. and LaSalle Bank National Association as co-administrative agents, Wells Fargo Bank, N.A., as syndication agent and four other lenders. This agreement amends and restates our credit agreement dated June 2, 2004.

The revolving credit facility includes a letter of credit sub-facility with a sublimit of $50.0 million and a swing line sub-facility with a sublimit of $10.0 million. The senior credit facility was amended from $90.0 million to $135.0 million. The $135.0 million revolving credit facility that will expire on June 29, 2011.

The revolving credit facility bears interest, at our option, at either (1) LIBOR plus the applicable LIBOR Margin ranging between 1.50% and 2.25% depending on the ratio of our total funded indebtedness to our EBITDA from time to time (“Total Debt Ratio”) or (2) the Base Rate (as defined below) plus the applicable Base Rate Margin raging between 0.00% and 0.75% depending on our Total Debt Ratio. We may elect interest periods of one, two, three or six months for LIBOR based borrowings. The Base Rate is the greater of (i) the rate publicly announced from time to time by Bank of America, N.A. as its “prime rate”, or (ii) the overnight federal funds rate plus 0.50%.

The senior credit facility includes the covenants; fixed charge ratio, total debt to EBITDA ratio and that limit our ability to incur additional indebtedness, issue preferred stock or pay dividends and contain certain other restrictions on our activities. We are required to repay borrowings under the new senior credit facility out of the proceeds of future issuances of debt or equity securities and asset sales, subject to certain customary exceptions. The senior credit facility is secured by substantially all of our assets and all assets acquired in the future (including a pledge of 100% of the stock of our existing and future domestic guarantor subsidiaries and 65% of the stock of our existing and future foreign subsidiaries).

At June 30, 2006, we were in compliance with all of our covenants.

At July 31, 2006, after the redemption of the 9¼% senior subordinated notes, we had $25.0 million letters of credit outstanding under the senior credit facility, borrowings against the senior credit facility aggregated $74.7 million and we had $35.5 million available under the senior credit facility.

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

To meet this objective, we entered into two interest rate cap transactions with LaSalle Bank National Association (“LaSalle”), allowing us to continue to take advantage of LIBOR based pricing under our Credit Agreement while hedging our interest rate exposure on a portion of our borrowings under the Credit Agreement (“Rate Cap Transactions”). Under each Rate Cap Transaction, we receive payments from LaSalle at the end of each quarterly period to the extent that the prevailing three month LIBOR during that period exceeds our cap rate of 2.5%. The first Rate Cap Transaction caps our LIBOR rate on a $30.0 million principal balance at 2.5% for a total of 18 months. The second Rate Cap Transaction capped our LIBOR rate on a $15.0 million principal balance at 2.5% for a total of nine months, which matured on October 12, 2005, and for which we recognized a gain of $18 thousand that was reported as a reduction of interest expense in the Consolidated Statement of Operations for the period ended December 31, 2005. Each Rate Cap Transaction began as of January 12, 2005 and settles each quarter on a date that coincides with our quarterly interest payment dates under the credit agreement.

At June 30, 2006, the $30.0 million Rate Cap Transaction was reported at its fair value of $0.2 million and has been included in prepaid expenses and other assets on the consolidated balance sheet. Total changes in the fair value of $0.1 million have been reflected in accumulated other comprehensive income on the consolidated balance sheet. Subsequently, the Rate cap Transaction matured on July 12, 2006 at a fair value of $0.2 million. The amount of change in the fair value of $0.1 million at the time of maturity was reclassed into earnings at that time.

We do not enter into derivative instruments for any purpose other than cash flow hedging purposes.

Stock Repurchase

On February 23, 2006, the Board of Directors authorized us to repurchase shares of our common stock, on the open market or through private purchases, for a value not to exceed $7.5 million. We intend to repurchase certain shares in open market transactions or through private purchases from time to time.

During the first quarter we repurchased 120,300 shares at an average price of $24.93 per share on the open market. The total value of the transaction was approximately $3.0 million. These shares were retired in March 2006.

During the second quarter we purchase 104,969 shares at an average price of $28.56 per share on the open market. The total value of the transaction was approximately $3.0 million. These shares were retired on July 21, 2006.

Letters of Credit

We are required under certain contracts to provide performance bonds. These bonds are typically renewed on an annual basis. As of June 30, 2006, we have provided $0.1 million in letters of credit to collateralize our performance bond program and $0.4 million in letters of credit to collaterize other programs.

As of June 30, 2006, we have provided letters of credit totaling $24.6 million to our casualty insurance carriers to collateralize our casualty insurance program.

Deficiency Payments

Pursuant to our obligations with respect to the parking garage operations at Bradley International Airport, we are required to make certain payments for the benefit of the State of Connecticut and for holders of special facility revenue bonds. The deficiency payments represent contingent interest bearing advances to the trustee to cover operating cash flow requirements. The payments, if any, are recorded as a receivable by us for which we are reimbursed from time to time as provided in the trust agreement. As of June 30, 2006 we have advanced to the trustee $5.0 million, net of reimbursements. We believe these advances to be fully recoverable and therefore have not recorded a valuation allowance for them. We do not guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.

We received repayments (net of deficiency payments) of $40 thousand in the first six months of 2006 compared to $0.1 million in the first six months of 2005. In addition, we received $523 thousand as payment for interest receivable.

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

Our average investment in working capital depends on our contract mix. For example, an increase in contracts that require all cash deposited in our bank accounts reduces our investment in working capital and improves our liquidity. During the first six months of 2006 and the first six months of 2005, there were no material changes in these types of contracts. In addition, our clients may accelerate monthly distributions to them and have an estimated distribution occur in the current month. During the first six months of 2006 and the first six months of 2005, there were no material changes in the timing of current month distributions.

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

To meet this objective, we entered into two interest rate cap transactions with LaSalle Bank National Association (“LaSalle”), allowing us to continue to take advantage of LIBOR based pricing under our Credit Agreement while hedging our interest rate exposure on a portion of our borrowings under the Credit Agreement (“Rate Cap Transactions”). Under each Rate Cap Transaction, we receive payments from LaSalle at the end of each quarterly period to the extent that the prevailing three month LIBOR during that period exceeds our cap rate of 2.5%. The first Rate Cap Transaction caps our LIBOR rate on a $30.0 million principal balance at 2.5% for a total of 18 months. The second Rate Cap Transaction caps our LIBOR rate on a $15.0 million principal balance at 2.5% for a total of nine months which matured on October 12, 2005 and for which we recognized a gain of $18 thousand which was reported as a reduction to interest expense in the consolidated statement of operations for the period ended December 31, 2005. Each Rate Cap Transaction began as of January 12, 2005 and settles each quarter on a date that coincides with our quarterly interest payment dates under the credit agreement.

At June 30, 2006, the $30.0 million Rate Cap Transaction is reported at its fair value of $0.2 million and is included in prepaid expenses and other assets on the consolidated balance sheet. Total changes in the fair value of $0.1 million have been reflected in accumulated other comprehensive income on the consolidated balance sheet. Subsequently, the Rate cap Transaciton matured on July 12, 2006 at a fair value of $0.2 million. The amount of change in the fair value of $0.1 million at the time of maturity was reclassed into earnings at that time.

We do not enter into derivative instruments for any purpose other than cash flow hedging purposes.

Our $135.0 million senior credit facility provides for a $135.0 million variable rate revolving facility. Interest expense on such borrowing is sensitive to changes in the market rate of interest. If we were to borrow the entire $135.0 million available under the facility, a 1% increase in the average market rate would result in an increase in our annual interest expense of $1.35 million.

This amount is determined by considering the impact of the hypothetical interest rates on our borrowing cost, but does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Due to the uncertainty of the specific changes and their possible effects, the foregoing sensitivity analysis assumes no changes in our financial structure.

Foreign Currency Risk

Our exposure to foreign exchange risk is minimal. All foreign investments are denominated in U.S. dollars, with the exception of Canada. We had approximately $1.4 million and $0.2 million of Canadian dollar denominated cash and debt instruments, respectively, at June 30, 2006. We do not hold any hedging instruments related to foreign currency transactions. We monitor foreign currency positions and may enter into certain hedging instruments in the future should we determine that exposure to foreign exchange risk has increased.

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

Changes in Internal Controls Over Financial Reporting

There were no significant changes in our internal controls over financial reporting or any other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

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

PART II. OTHER INFORMATION

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following table contains detail related to the repurchase of common stock based on the date of trade during the quarter ended June 30, 2006. (In thousands except share and per share data)

Quarter Ended June 30, 2006	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
				($ in thousands)
From April 1 to April 30	—	$—	—	$4,500
From May 1 to May 31	81,069	28.57	81,069	2,185
From June 1 to June 30	23,900	28.54	23,900	1,503

Total for the quarter ended June 30	104,969	$28.56	104,969	$1,503

On February 23, 2006, the Board of Directors authorized us to repurchase shares of our common stock, on the open market or through private purchases, for a value not to exceed $7.5 million. We intend to repurchase certain shares in open market transactions or through private purchases from time to time.

During the second quarter we repurchased 104,969 shares at an average price of $28.56 per share on the open market. The total value of the second quarter transactions was approximately $3.0 million.

Item 4.                          Submission of Matters to a Vote of Security Holders

(a)             Our annual meeting of stockholders was held on April 26, 2006.

(b)            All director nominees were elected.

(c)             Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

Proposals and Vote Tabulations

	Votes Cast			Broker
	For	Against	Abstain	Non-votes
Management Proposals

Ratification of selection of independent auditors for 2006	9,887,519	67,757	44	-0-

Election of Directors

Director	Votes Received	Votes Withheld

Charles L. Biggs	9,904,307	51,013
Karen M. Garrison	9,753,366	202,054
John V. Holten	7,828,388	2,127,032
Gunnar E. Klintberg	7,959,682	1,995,638
Leif F. Onarheim	7,973,642	1,981,678
A. Petter Ostberg	7,828,618	2,126,702
Robert S. Roath	9,904,307	51,013
James A. Wilhelm	7,959,682	1,995,638

Item 6.                          Exhibits

Exhibit Number	Description

31.1	Section 302 Certification dated August 4, 2006 for James A. Wilhelm, Director, President and Chief Executive Officer
31.2	Section 302 Certification dated August 4, 2006 for G. Marc Baumann, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
31.3	Section 302 Certification dated August 4, 2006 for Daniel R. Meyer, Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer)
32.1	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 4, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD PARKING CORPORATION

Dated: August 4, 2006	By:	/s/ DANIEL R. MEYER
Daniel R. Meyer Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer and Duly Authorized Officer)

Dated: August 4, 2006	By:	/s/ G. MARC BAUMANN
G. Marc Baumann Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Section 302 Certification dated August 4, 2006 for James A. Wilhelm, Director, President and Chief Executive Officer
31.2	Section 302 Certification dated August 4, 2006 for G. Marc Baumann, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
31.3	Section 302 Certification dated August 4, 2006 for Daniel R. Meyer, Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer)
32.1	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 4, 2006