Form 10-Q
period 2006-09-30
STANDARD PARKING CORP
filed 2006-11-07
CIK 1059262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

As of November 7, 2006, there were 9,974,993 shares of common stock of the registrant outstanding.

STANDARD PARKING CORPORATION

FORM 10-Q INDEX

Part I. Financial Information
Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets as of September 30, 2006 (Unaudited) and December 31, 2005	3
	Condensed Consolidated Statements of Earnings (Unaudited) for the three months ended September 30, 2006 and September 30, 2005 and the nine months ended September 30, 2006 and September 30, 2005	4
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2006 and September 30, 2005	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21
Item 4.	Controls and Procedures	22
Part II. Other Information
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 6.	Exhibits	24
Signatures		25
Index to Exhibits		26

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share data)

	September 30, 2006	December 31, 2005
	(Unaudited)	(see Note)
ASSETS
Current assets:
Cash and cash equivalents	$8,656	$10,777
Notes and accounts receivable, net	38,332	40,707
Prepaid expenses and supplies	2,607	2,217
Deferred income taxes	1,961	1,961
Total current assets	51,556	55,662

Leaseholds and equipment, net	15,691	17,416
Long-term receivables, net	5,012	4,953
Advances and deposits	1,385	1,330
Goodwill	119,185	118,781
Other assets, net	3,071	3,211

Total assets	$195,900	$201,353

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,137	$31,174
Accrued and other current liabilities	26,558	30,153
Current portion of long-term borrowings	2,899	3,763
Total current liabilities	62,594	65,090

Deferred income taxes	3,021	1,561
Long-term borrowings, excluding current portion	74,356	88,345
Other long-term liabilities	24,158	21,944
Convertible redeemable preferred stock, series D 18%, par value $100 per share, none issued and outstanding as of September 30, 2006 and 10 shares issued and outstanding as of December 31, 2005	—	1

Common stockholders’ equity:
Common stock, par value $.001 per share; 12,100,000 shares authorized; 9,974,993 shares issued and outstanding as of September 30, 2006 and common stock, par value $.001 per share, 12,100,000 shares authorized; 10,126,482 shares issued and outstanding as of December 31, 2005	10	10
Additional paid-in capital	182,523	187,616
Accumulated other comprehensive income	174	419
Accumulated deficit	(150,936)	(163,633)
Total common stockholders’ equity	31,771	24,412

Total liabilities and common stockholders’ equity	$195,900	$201,353

Note:      The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See Notes to Condensed Consolidated Financial Statements.

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except for share and per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Parking services revenue:
Lease contracts	$38,200	$38,659	$115,231	$116,526
Management contracts	27,542	24,347	78,999	69,479
	65,742	63,006	194,230	186,005
Reimbursement of management contract expense	86,915	85,253	257,852	252,688
Total revenue	152,657	148,259	452,082	438,693

Cost of parking services:
Lease contracts	34,765	35,546	104,431	106,247
Management contracts	11,758	10,034	32,993	28,791
	46,523	45,580	137,424	135,038
Reimbursed management contract expense	86,915	85,253	257,852	252,688
Total cost of parking services	133,438	130,833	395,276	387,726

Gross profit:
Lease contracts	3,435	3,113	10,800	10,279
Management contracts	15,784	14,313	46,006	40,688
Total gross profit	19,219	17,426	56,806	50,967

General and administrative expenses (1)	10,393	9,937	31,127	28,241
Depreciation and amortization	1,438	1,814	4,408	4,771
Valuation allowance related to long-term receivables	—	—	—	900

Operating income	7,388	5,675	21,271	17,055

Other expenses (income):
Interest expense	2,161	2,234	6,541	7,081
Interest income	(235)	(63)	(379)	(217)
	1,926	2,171	6,162	6,864
Income before minority interest and income taxes	5,462	3,504	15,109	10,191

Minority interest	113	62	311	270
Income tax expense (benefit)	821	(799)	2,101	(674)
Net income	$4,528	$4,241	$12,697	$10,595

Common Stock Data:
Net income per common share:
Basic	$.46	$.42	$1.27	$1.03
Diluted	$.44	$.40	$1.23	$1.00
Weighted average common shares outstanding:
Basic	9,948,454	10,191,044	10,025,564	10,312,219
Diluted	10,217,861	10,496,786	10,287,410	10,597,100

(1)             Non-cash stock option expense of $77 and $403 for the three and nine months ended September 30, 2006, respectively, is included in general and administrative expenses.

See Notes to Condensed Consolidated Financial Statements.

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except for share and per share data, unaudited)

	Nine Months Ended
	September 30, 2006	September 30, 2005

Operating activities:
Net income	$12,697	$10,595
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	4,056	4,304
Loss on sale of assets	352	467
Amortization of debt issuance costs	457	567
Amortization of carrying value in excess of principal	(108)	(124)
Non-cash stock option compensation expense	403	—
(Reversal) provision for losses on accounts receivable	(450)	262
Valuation allowance related to long-term receivables	—	900
Write-off of debt issuance costs	416	—
Write-off of carrying value in excess of principal related to the 9¼% senior subordinated notes	(352)	—
Deferred income taxes	1,460	(915)
Change in operating assets and liabilities	2,348	4,534
Net cash provided by operating activities	21,279	20,590

Investing activities:
Purchase of leaseholds and equipment	(808)	(3,286)
Contingent purchase payments	(225)	(242)
Net cash used in investing activities	(1,033)	(3,528)

Financing activities:
Repurchase of common stock	(5,997)	(5,963)
Repurchase of convertible redeemable preferred stock, series D	(1)	—
Proceeds from exercise of stock options	501	14
Proceeds (payments) on senior credit facility	35,400	(5,000)
Payments on long-term borrowings	(291)	(203)
Payments on joint venture borrowings	(521)	(457)
Payments of debt issuance costs	(732)	(118)
Payments on capital leases	(1,908)	(2,339)
Repurchase of 9¼% senior subordinated notes	(48,877)	—
Net cash used in financing activities	(22,426)	(14,066)

Effect of exchange rate changes on cash and cash equivalents	59	194

(Decrease) increase in cash and cash equivalents	(2,121)	3,190
Cash and cash equivalents at beginning of period	10,777	10,360

Cash and cash equivalents at end of period	$8,656	$13,550
Supplemental disclosures:
Cash paid during the period for:
Interest	$7,521	$7,748
Income taxes	295	362
Supplemental disclosures of non-cash activity:
Debt issued for capital lease obligation	$2,335	$1,647

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

In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the financial position and results of operations have been included. Operating results for the three-month and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that might be expected for any other interim period or the fiscal year ending December 31, 2006. The financial statements presented in this report should be read in conjunction with the consolidated financial statements and footnotes thereto included in our 2005 Annual Report on Form 10-K filed March 10, 2006.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and joint ventures in which the Company has more than 50% ownership interest. Minority interest recorded in the consolidated statement of earnings is the joint venture partner’s non-controlling interest in consolidated joint ventures. We have interests in fourteen joint ventures, each of which operates between one and twenty-two parking facilities.  Of the fourteen joint ventures, nine are majority owned by us and are consolidated into our financial statements, and five are single purpose entities where we have a 50% interest or a minority interest.  Investments in joint ventures where the Company has a 50% or less non-controlling ownership interest are reported on the equity method.  All significant intercompany profits, transactions and balances have been eliminated in consolidation.

Variable Interest Entities

Equity	Commencement of Operations	Nature of Activities	% Ownership	Locations
Other investments in VIE’s	January 1992 – August 1999	Management of parking lots, shuttle operations and parking meters	50.0%	Various states

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

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
	(in thousands except for per share data)
Net income -as reported	$4,241	$10,595
Add: Non-cash stock option compensation expense included in the reported net income, net of related tax effects	—	—
Deduct: Stock-based employee compensation expense using the fair value method net of related tax effects	(83)	(251)
Pro-forma net income	$4,158	$10,344

Basic net income per common share- as reported	$.42	$1.03
Basic pro-forma net income per common share	$.41	$1.00
Diluted net income per common share- as reported	$.40	$1.00
Diluted pro-forma net income per common share	$.40	$.98

Deductions for stock-based employee compensation expense in the above table were calculated using the Black-Scholes option pricing model.  Allocation of compensation expense was made using historical option terms for option grants made to our employees and using our historical stock price volatility.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective method and consequently we have not retroactively adjusted prior period results. Under this method, compensation costs for the nine months ended September 30, 2006 is based on the estimated fair value of the respective options and the proportion vesting in the period. Deductions for stock-based employee compensation expense for the nine months ended September 30, 2006 was calculated using the Black-Scholes option pricing model. Allocation of compensation expense was made using historical option terms for option grants made to our employees and historical volatility.

The Company has a Long-Term Incentive Plan that was adopted in conjunction with the IPO. The maximum number of shares of common stock that may be issued and awarded under the Long-Term Incentive Plan is 1,000,000 of which 510,885 shares are outstanding as of September 30, 2006. The Long-Term Incentive Plan will terminate 10 years from the date it was adopted by our board. In most cases the options vest at the end of a three-year period from the date of the award. Options are granted with an exercise price equal to the closing price at the date of grant.

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

The adoption of SFAS No. 123R using the modified prospective method resulted in recognizing $77 and $403 of stock based compensation expense, for the three and nine months ended September 30, 2006, respectively, which is included in general and administrative expense. As of September 30, 2006, there was $211 of unrecognized compensation costs related to unvested options which is expected to be recognized over a weighted average period of 0.75 years.

The following table summarizes the stock option activity as of September 30, 2006, and changes during the first nine months of fiscal 2006:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2005	571,255	$8.20
Granted	—	n/a
Exercised	(42,730)	$6.70
Canceled	—	n/a
Outstanding at March 31, 2006	528,525	$8.22
Granted	13,410	$27.06
Exercised	(3,550)	$11.50
Canceled	—	n/a
Outstanding at June 30, 2006	538,385	$8.60
Granted	—	n/a
Exercised	(27,500)	$6.34
Cancelled	—	n/a
Outstanding at September 30, 2006	510,885	$8.77
Exercisable at September 30, 2006	361,488	$7.71

2.     Net Income Per Common Share

In accordance with SFAS No.128, “Earnings Per Share” (“EPS”), basic net income per share is computed by dividing net income by the weighted daily average number of shares of common stock outstanding during the period. The weighted daily average number of shares of common stock excludes shares that have been exercised prior to vesting and are subject to repurchase by us.  Diluted net income per share is based upon the weighted daily average number of shares of common stock outstanding for the period plus dilutive potential common shares, including stock options using the treasury-stock method.

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	(in thousands except for share and per share data)
Numerator:
Net income	$4,528	$4,241	$12,697	$10,595
Denominator:
Denominator for basic net income per common share:
Weighted average basic shares outstanding	9,948,454	10,191,044	10,025,564	10,312,219
Weighted average of diluted shares outstanding	10,217,861	10,496,786	10,287,410	10,597,100

Basic net income per common share	$.46	$.42	$1.27	$1.03
Diluted net income per common share	$.44	$.40	$1.23	$1.00

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

In September 2006, the FASB issued Statement of Financial Accounting Standards, Fair Value Measurements (“Statement No. 157”).  Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements. The statement emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. Statement No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of Statement No. 157 on its consolidated financial statements, but is not yet in a position to determine the impact of its adoption.

4.    Acquisition

As of January 1, 2006, we acquired the Seattle parking operations of Sound Parking. As part of the agreement, all of Sound Parking’s operations in Seattle and Bellevue, Washington were assigned to us. Sound Parking operated approximately 55 parking locations and two shuttle operations. In conjunction with the acquisition we entered into long-term employment contracts with two of Sound Parking’s principals.

5.    Goodwill

The change in the carrying amount of goodwill is summarized as follows (in thousands):

Beginning balance at December 31, 2005	$118,781
Effect of foreign currency translation	179
Contingent payments related to prior acquisitions	225
Ending balance at September 30, 2006	$119,185

6.     Long-Term Receivables

Long-term receivables, net, consist of the following:

	Amount Outstanding
	September 30, 2006	December 31, 2005
	(in thousands)
Bradley International Airport
Guarantor payments	$4,637	$4,945
Other Bradley related, net	2,859	2,492
Valuation allowance	(2,484)	(2,484)
Total long-term receivables, net	$5,012	$4,953

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

To the extent that monthly gross receipts are not sufficient for the trustee to make the required payments we are obligated, pursuant to our agreement, to deliver the deficiency amount to the trustee within three business days of being notified. We are responsible for these deficiency payments regardless of the amount of utilization for the Bradley parking facilities. We received repayments (net of deficiency payments) of $0.3 million in the nine month period ended September 30, 2006 compared to $0.5 million in the nine month period ended September 30, 2005.  In addition, we received $0.5 million and $21 thousand in the period ended September 30, 2006 as payment for interest receivable and premium income, respectively.

The deficiency payments represent contingent interest bearing advances to the trustee to cover operating cash flow requirements.  The payments, if any, are recorded as a receivable by us for which we are reimbursed from time to time as provided in the trust agreement.  As of September 30, 2006, we have advanced to the trustee $4.6 million, net of reimbursements.  We believe these advances to be fully recoverable and therefore have not recorded a valuation allowance for them.  We do not guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.  Total cumulative net management fees related to Bradley are $3.9 million. Prior to 2003, we recognized a total of $1.6 million in fees.  A full valuation allowance was recorded against these fees during year ended December 31, 2003. Due to the existence of outstanding guarantor payments, $2.3 million in management fees have not been recognized as of September 30, 2006.

7.   Borrowing Arrangements

Long-term borrowings, in order of preference, consist of:

	Interest			Amount Outstanding
	Rate(s)		Due Date	September 30, 2006	December 31, 2005
				(in thousands)

Senior Credit Facility	Various		June 2011	$69,000	$33,600
Senior Subordinated Notes	9¼	%	—	—	48,877
Carrying value in excess of principal	Various		—	—	461
Joint venture debentures	11.00		Various	179	689
Capital lease obligations	Various		Various	6,251	6,246
Obligations on Seller notes and other	Various		Various	1,825	2,235
				77,255	92,108
Less current portion				2,899	3,763
				$74,356	$88,345

Senior Subordinated Notes

The 9 1/4% Senior Subordinated Notes (the “9 1/4% Notes”) were issued in September 1998.  On July 31, 2006, the Company redeemed the remaining outstanding balance of these senior subordinated notes, with accumulated interest.  The 9¼% Notes contained covenants that limited us from incurring additional indebtedness and issuing preferred stock, restricted dividend payments, limited transactions with affiliates and restricted certain other transactions. Substantially all of our net assets were restricted under these provisions and covenants.

Senior Credit Facility

We entered into an amended and restated senior credit agreement as of June 29, 2006 with Bank of America, N.A. and LaSalle Bank, N.A. as co-administrative agents, Wells Fargo Bank, N.A., as syndication agent and four other lenders. This agreement amends and restates our credit facility dated June 2, 2004.

The revolving senior credit facility was increased from $90.0 million to $135.0 million. The $135.0 million revolving credit facility will expire on June 29, 2011. The credit facility includes a letter of credit sub-facility with a sublimit of $50.0 million and a swing line sub-facility with a sublimit of $10.0 million.

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

At September 30, 2006, we were in compliance with all of the covenants.

At September 30, 2006, we had $23.6 million of letters of credit outstanding under the senior credit facility, borrowings against the senior credit facility aggregated $69.0 million, and we had $42.4 million available under the senior credit facility.

Consolidated joint ventures have entered into four agreements for stand-alone development projects providing non-recourse funding. These joint venture debentures are collateralized by the specific contracts that were funded and approximate the net book value of the related assets.

We have entered into various financing agreements that were used for the purchase of vehicles and equipment.

Series D Convertible Redeemable Preferred Stock

We redeemed from AP Holdings, Inc., our former parent, all of our issued and authorized Series D 18% preferred stock, which consisted of ten shares, on September 1, 2006.  The purchase price for the Series D preferred stock was $1.4 thousand, which included a redemption premium and accrued dividends.

8.   Stock Repurchase

On February 23, 2006, the Board of Directors authorized us to repurchase shares of our common stock, on the open market or through private purchases, for a value not to exceed $7.5 million.

During the first quarter we repurchased 120,300 shares at an average price of $24.93 per share on the open market. The total value of the first quarter transactions was approximately $3.0 million. These shares were retired in March 2006.

During the second quarter we repurchased 104,969 shares at an average price of $28.56 per share on the open market. The total value of the second quarter transactions was approximately $3.0 million. These shares were retired in July 2006.

There were no repurchases in the third quarter.

In October 2006, the Board of Directors increased the authorization to repurchase shares of our common stock, on the open market or through private purchases, to $20.0 million.  We intend to purchase certain shares in open market transactions or through private purchases from time to time.

9.   Domestic and Foreign Operations

Our business activities consist of domestic and foreign operations.  Foreign operations are conducted in Canada.  Revenue attributable to foreign operations were less than 10% of consolidated revenues for each of the periods ended September 30, 2006 and September 30, 2005.

A summary of information about our foreign and domestic operations is as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Total revenues, excluding reimbursement of management contract expenses:
Domestic	$64,801	$62,256	$191,444	$183,958
Foreign	941	750	2,786	2,047
Consolidated	$65,742	$63,006	$194,230	$186,005

Operating income:
Domestic	$7,211	$5,456	$20,744	$16,550
Foreign	177	219	527	505
Consolidated	$7,388	$5,675	$21,271	$17,055

Net income before minority interest and income taxes:
Domestic	$5,268	$3,270	$14,533	$9,648
Foreign	194	234	576	543
Consolidated	$5,462	$3,504	$15,109	$10,191

	September 30, 2006	December 31, 2005
Identifiable assets:
Domestic	$188,132	$193,468
Foreign	7,768	7,885
Consolidated	$195,900	$201,353

10.   Comprehensive Income

Comprehensive income consists of the following components:

	Three months ended September 30		Nine months ended September 30
	2006	2005	2006	2005
	(in thousands)
Net income	$4,528	$4,241	$12,697	$10,595
Revaluation of interest rate cap	49	25	(304)	165
Effect of foreign currency translation	(6)	417	59	171
Other comprehensive income (loss)	43	442	(245)	336
Comprehensive income	$4,571	$4,683	$12,452	$10,931

11.   Legal Proceedings

We are subject to various claims and legal proceedings that consist principally of lease and contract disputes. We consider these claims and legal proceedings to be routine and incidental to our business and in the opinion of management, the ultimate liability with respect to these proceedings and claims will not materially affect our financial position, operations or liquidity.

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

This matter was filed on December 30, 2003 by Thomas J. Moriarty, trustee, on behalf of the Teamsters Local 727 Pension, Health and Welfare, and Legal and Educational Assistance Funds. The action was brought under the Labor Management Relations Act (LMRA) and the Employee Retirement Income Security Act of 1974 (ERISA). The lawsuit sought to recover alleged unpaid contributions to the Teamsters Local 727 benefit funds that plaintiff claims are owed under the collective bargaining agreements in effect for the period January 1, 2000 through December 31, 2002. Plaintiff sought to recover (1) unpaid contributions; (2) interest on the alleged delinquencies; (3) liquidated damages of 20% of the unpaid contributions, or the interest relating to these contributions (“double interest”); and (4) attorneys fees and audit costs.

The plaintiff’s final version of the underlying audit was not issued until August 4, 2005. The amount claimed on the audit (including interest, damages and auditors fees), was approximately $1.64 million. The Company disputed the plaintiff’s audit findings.

On September 18, 2006, pursuant to a voluntary stipulation of dismissal, the case was voluntarily dismissed, based on a settlement and release agreement.  On October 25, 2006, the court entered an order dismissing the case with prejudice.  Pursuant to the terms of the settlement agreement, the case was settled for significantly less than the original monetary relief sought and the settlement amount was not material to the Company’s business or financial condition.

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

We continue to be subject to certain factors that could cause our results to differ materially from expected and historical results (see the “Risk Factors” set forth in our 2005 Form 10-K filed on March 10, 2006, in addition to the supplemental risk factor disclosed in Item 1A of this Form 10-Q.).

Overview

Our Business

We manage parking facilities in urban markets and at airports across the United States and in three Canadian provinces. We do not own any facilities, but instead enter into contractual relationships with property owners or managers.

We operate our clients’ parking properties through two types of arrangements: management contracts and leases. Under a management contract, we typically receive a base monthly fee for managing the facility, and we may also receive an incentive fee based on the achievement of facility performance objectives. We also receive fees for ancillary services. Typically, all of the underlying revenues and expenses under a standard management contract flow through to our clients rather than to us. However, some management contracts, which are referred to as “reverse” management contracts, usually provide for larger management fees and require us to pay various costs. Under lease arrangements, we generally pay to the property owner either a fixed annual rent, a percentage of gross customer collections, or a combination thereof. We collect all revenues under lease arrangements and we are responsible for most operating expenses, but we are typically not responsible for major maintenance, capital expenditures or real estate taxes. Margins for lease contracts vary significantly, not only due to operating performance, but also due to variability of parking rates in different cities and varying space utilization by parking facility type and location. As of September 30, 2006, we operated 87% of our locations under management contracts and 13% under leases.

In evaluating our financial condition and operating performance, management’s primary focus is on our gross profit, total general and administrative expense and general and administrative expense as a percentage of our gross profit. Although the underlying economics to us of management contracts and leases are similar, the manner in which we are required to account for them differs. Revenue from leases includes all gross customer collections derived from our leased locations (net of parking tax), whereas revenue from management contracts only includes our contractually agreed upon management fees and amounts attributable to ancillary services. Gross customer collections at facilities under management contracts, therefore, are not included in our revenue. Accordingly, while a change in the proportion of our operating agreements that are structured as leases versus management contracts may cause significant fluctuations in reported revenue and cost of parking services that change will not artificially affect our gross profit.  For example, as of September 30, 2006, 87% of our locations were operated under management contracts and 82% of our gross profit for the period ended September 30, 2006 was derived from management contracts. Only 42% of total revenue (excluding reimbursement of management contract expenses), however, was from management contracts because under those contracts the revenue collected from parking customers belongs to our clients. Therefore, gross profit and total general and administrative expense, rather than revenue, are management’s primary focus.

General Business Trends

We believe that sophisticated commercial real estate developers and property managers and owners recognize the potential for parking and related services to be a profit generator rather than a cost center.  Often, the parking experience makes both the first and the last impressions on their properties’ tenants and visitors.  By outsourcing these services, they are able to capture additional profit by leveraging the unique operational skills and controls that an experienced parking management company can offer.  Our ability to consistently deliver a uniformly high level of parking and related services and maximize the profit to our clients improves our ability to win contracts and retain existing locations.  Our retention rate for the twelve-month periods ending September 30, 2006 and September 30, 2005 were 92%, and 91%, respectively, which also reflects our decision not to renew, or to terminate, unprofitable contracts.

We are also experiencing an increase in our ability to leverage existing relationships to increase the scope of services provided, thereby increasing the profit per location.  For the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005, we improved average gross profit per location by 4.9% from $9,140 to $9,590.

Summary of Operating Facilities

We focus our operations in core markets where a concentration of locations improves customer service levels and operating margins. The following table reflects our facilities operated at the end of the periods indicated:

	September 30, 2006	December 31, 2005	September 30, 2005

Managed facilities	1,743	1,643	1,631
Leased facilities	261	263	276

Total facilities	2,004	1,906	1,907

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

	2005 Quarters Ended				2006 Quarters Ended
	March 31	June 30	September 30	December 31	March 31	June 30	September 30
		Unaudited			Unaudited
	($ in thousands)
Excluding reimbursed expenses
Parking services revenue:
Lease contracts	$38,727	$39,140	$38,659	$37,573	$38,354	$38,677	$38,200
Management contracts	21,817	23,315	24,347	24,397	25,237	26,220	27,542
Total revenue	60,544	62,455	63,006	61,970	63,591	64,897	65,742

Cost of parking services
Lease contracts	35,371	35,330	35,546	34,790	34,804	34,862	34,765
Management contracts	9,179	9,578	10,034	8,310	10,023	11,212	11,758
Total cost of parking services	44,550	44,908	45,580	43,100	44,827	46,074	46,523

Total gross profit	$15,994	$17,547	$17,426	$18,870	$18,764	$18,823	$19,219

Results of Operations

Three Months ended September 30, 2006 Compared to Three Months ended September 30, 2005

Parking services revenue—lease contracts.  Lease contract revenue decreased $0.5 million, or 1.2%, to $38.2 million in the third quarter of 2006, compared to $38.7 million in the third quarter of 2005. This decrease resulted from reductions in revenue attributable to contract expirations of $5.0 million that was partially offset by $2.5 million in revenue from new locations and we experienced an increase in same location revenue of $2.0 million, or 6.2%, for the quarter ended September 30, 2006, compared to the year-ago period.  The increase in same location revenue was due to increases in short-term parking revenue of $1.0 million, or 5.3%, and an increase in monthly parking revenue of $1.0 million, or 7.8%.

Parking services revenue—management contracts. Management contract revenue increased $3.2 million, or 13.1%, to $27.5 million in the third quarter of 2006 compared to $24.3 million in the third quarter of 2005.  This increase resulted from a net increase of $1.5 million attributable to $2.9 million in revenue from new locations that was partially offset by reductions in revenue attributable to contract expirations of $1.4 million and we experienced an increase in same location revenue of $1.7 million, or 7.7%, for the quarter ended September 30, 2006, compared to the year-ago period.  The increase in same location revenue was primarily due to additional fees from reverse management locations and ancillary services.

Reimbursement of management contract expense.  Reimbursement of management contract expense increased $1.6 million, or 1.9%, to $86.9 million for the third quarter ended September 30, 2006, as compared to $85.3 million for the year-ago period.  This increase resulted from additional reimbursements for costs incurred on the behalf of owners.

Cost of parking services—lease contracts.  Cost of parking services for lease contracts decreased $0.7 million, or 2.2%, to $34.8 million for the third quarter of 2006, compared to $35.5 million in the third quarter of 2005.  This decrease resulted from reductions in costs attributable to contract expirations of $5.1 million that was partially offset by an increase of $2.4 million in costs from new locations and we experienced an increase in same location costs of $2.0 million, or 6.8% for the quarter ended September 30, 2006, compared to the year-ago period. The increase in same location costs was due to increases in rent expense of $1.8 million, or 7.9%, due to percentage rental payments from increased revenue, $0.5 million, or 13.4% for payroll and payroll related expenses, partially offset by decreases in other operating expenses and other costs of $0.3 million, or 6.0%.

Cost of parking services—management contracts.  Cost of parking services for management contracts increased $1.8 million, or 17.2%, to $11.8 million for the third quarter of 2006, compared to $10.0 million in the third quarter of 2005.  This increase resulted from a net increase of $1.1 million attributable to $2.1 million in costs from new locations that was partially offset by reductions in costs attributable to contract expirations of $1.0 million and we experienced an increase in same location costs of $0.7 million, or 8.4%, for the quarter ended September 30, 2006 compared to the year-ago period. The increase in same location costs was due to increases attributable to our reverse management locations for payroll and payroll related expenses of $0.4 million, or 6.1% and increases in operating expenses and other costs of $0.3 million, or 14.5%.

Reimbursed management contract expense. Reimbursed management contract expense increased $1.6 million, or 1.9%, to $86.9 million for the third quarter ended September 30, 2006, as compared to $85.3 million for the year-ago period.  This increase resulted from additional reimbursed costs incurred on the behalf of owners.

Gross profit—lease contracts. Gross profit for lease contracts increased $0.3 million, or 10.3%, to $3.4 million in the third quarter of 2006, as compared to $3.1 million in the third quarter of 2005.  Gross margin for lease contracts increased to 9.0% in the third quarter of 2006 as compared to 8.1% in the third quarter of 2005.  This margin increase was due to decreases in costs related to contract expirations.

Gross profit—management contracts.  Gross profit for management contracts increased $1.5 million, or 10.3%, to $15.8 million in the third quarter of 2006, as compared to $14.3 million in the third quarter of 2005. Gross margin for management contracts decreased to 57.3% in the third quarter of 2006 as compared to 58.8% in the third quarter of 2005.  This margin decrease was due to increases in costs from new reverse management locations.

General and administrative expenses.    General and administrative expenses increased $0.5 million, or 4.6%, to $10.4 million for the third quarter of 2006, compared to $9.9 million for the third quarter of 2005.  This increase resulted primarily from increases in professional fees related to due diligence, while evaluating potential acquisitions of $0.3 million, Sound Parking operations of $0.1 million, $0.1 million related to the adoption of FAS 123R, other fees of $0.3 million, partially offset by a previously announced one-time bonus to executive management of $0.3 million in the third quarter of 2005, which did not re-occur in 2006.

Interest expense.  Interest expense remained consistent at $2.2 million for the third quarters ended September 30, 2006 and 2005.

Interest income.   Interest income increased $0.1 million, to $0.2 million for the third quarter of 2006, compared to $0.1 million for the third quarter of 2005. This increase resulted primarily from recognizing interest income due on the repayments received in 2006 for interest bearing guarantor payments related to Bradley International Airport.

 Income tax expense (benefit).  Income tax expense increased $1.6 million, to a provision of $0.8 million for the third quarter of 2006, compared to a benefit of $0.8 million in the third quarter of 2005.  This increase was primarily due to the reduction on our valuation allowance in 2005 that did not re-occur in 2006.

Nine Months ended September 30, 2006 Compared to Nine Months ended September 30, 2005

Parking services revenue—lease contracts.  Lease contract revenue decreased $1.3 million, or 1.1%, to $115.2 million in the first nine months of 2006, compared to $116.5 million in the first nine months of 2005. This decrease resulted from reductions in revenue attributable to contract expirations of $12.7 million that was partially offset by an increase of $6.4 million in revenue from new locations and we experienced an increase in same location revenue of $5.0 million, or 5.0%, for the nine months ended September 30, 2006, compared to the year-ago period.  The increase in same location revenue was due to increases in short-term parking revenue of $2.9 million, or 4.4%, and an increase in monthly parking revenue of $2.1 million, or 6.0%.

Parking services revenue—management contracts. Management contract revenue increased $9.5 million, or 13.7%, to $79.0 million in the first nine months of 2006, compared to $69.5 million in the first nine months of 2005.  This increase resulted from a net increase of $5.2 million attributable to $8.7 million in revenue from new locations that was partially offset by reductions in revenue attributable to contract expirations of $3.5 million and we experienced an increase in same location revenue of $4.3 million, or 7.1%, for the first nine months ended September 30, 2006, compared to the year-ago period.  The increase in same location revenue was primarily due to additional fees from reverse management locations and ancillary services.

Reimbursement of management contract expense.  Reimbursement of management contract expenses increased $5.2 million, or 2.0%, to $257.9 million for the first nine months ended September 30, 2006, as compared to $252.7 million for the year-ago period.  This increase resulted from increased reimbursements for costs incurred on the behalf of owners.

Cost of parking services—lease contracts.  Cost of parking services for lease contracts decreased $1.8 million, or 1.7%, to $104.4 million for the first nine months of 2006, compared to $106.2 million in the first nine months of 2005.  This decrease resulted from reductions in costs attributable to contract expirations of $12.6 million that was partially offset by an increase of $6.1 million in costs from new locations and we experienced an increase in same location costs of $4.7 million, or 5.3% for the first nine months ended September 30, 2006, compared to the year-ago period. The increase in same location costs was due to increases in rent expense of $4.7 million, or 7.0%, due to percentage rental payments from increased revenue, $0.7 million, or 11.3% for increases in payroll and payroll related expenses, partially offset by decreases in operating expenses and other costs of $0.7 million, or 7.0%.

Cost of parking services—management contracts.  Cost of parking services for management contracts increased $4.2 million, or 14.6%, to $33.0 million for the first nine months of 2006, compared to $28.8 million in the first nine months of 2005.  This increase resulted from an increase of $6.4 million in costs from new locations that was partially offset by reductions in costs attributable to contract expirations of $2.2 million.  Same location costs remained constant for the nine months ended September 30, 2006, compared to the year-ago period.

Reimbursed management contract expense. Reimbursed management contract expenses increased $5.2 million, or 2.0%, to $257.9 million for the first nine months ended September 30, 2006, as compared to $252.7 million for the year-ago period.  This increase resulted from increased reimbursed costs incurred on the behalf of owners.

Gross profit—lease contracts. Gross profit for lease contracts increased $0.5 million, or 5.1%, to $10.8 million in the first nine months of 2006, compared to $10.3 million in the first nine months of 2005.  Gross margin for lease contracts increased to 9.4% in the first nine months of 2006, as compared to 8.8% in the first nine months of 2005.  This margin increase was due to decreases in costs related to contract expirations.

Gross profit—management contracts.  Gross profit for management contracts increased $5.3 million, or 13.1%, to $46.0 million in the first nine months of 2006, as compared to $40.7 million in the first nine months of 2005. Gross margin for management contracts decreased slightly to 58.2% in the first nine months of 2006, as compared to 58.6% in the first nine months of 2005. This margin decrease was due to increases in costs from new reverse management locations.

General and administrative expenses.  General and administrative expenses increased $2.9 million, or 10.2%, to $31.1 million for the first nine months of 2006, compared to $28.2 million for the first nine months of 2005.  This increase resulted primarily from increases in payroll and payroll related costs of $1.7 million, $0.4 million related to the adoption of FAS 123R, Sound Parking operations of $0.4 million, professional fees related to due diligence while evaluating potential acquisitions of $0.3 million and other fees of $0.1 million.

Valuation allowance related to long-term receivables.  We recorded no valuation allowance related to long term receivables for the first nine months of 2006, compared to $0.9 million in the first nine months of 2005.  The valuation allowance related to a long-term receivable for a facility in Minnesota where a breakdown in negotiations to restructure the contract had occurred.  The allowance was recorded due to the uncertainty of collection.  The contract expired May 31, 2006.

Interest expense.  Interest expense decreased $0.6 million, or 7.6%, to $6.5 million for the first nine months of 2006, compared to $7.1 million for the first nine months of 2005.  This decrease resulted primarily from the redemption of the 9 ¼% Senior Subordinated Notes and the refinancing of our senior credit facility.

Interest income.   Interest income increased $0.2 million, or 74.2%, to $0.4 million for the first months of 2006, compared to $0.2 million for the first nine months of 2005.  This increase resulted primarily from recognizing interest income due on the repayments received in 2006 for interest bearing guarantor payments related to Bradley International Airport.

Income tax expense (benefit).  Income tax expense increased $2.8 million, to a provision of $2.1 million for the first nine months of 2006, compared to a benefit of $0.7 million for the first nine months of 2005.  This increase was primarily due to the reduction on our valuation allowance in 2005 that did not re-occur in 2006.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities totaled $21.3 million for the first nine months of 2006.  Cash provided included $18.9 million from operations, a net increase in operating assets and liabilities of $2.4 million due to an increase in accounts payable of $2.0 million, a decrease of $2.8 million in accounts receivable, which was partially offset by a decrease of $1.6 million in other liabilities relating to our casualty insurance program and an increase in prepaid expenses of $0.8 million.

Net cash provided by operating activities totaled $20.6 million for the first nine months of 2005.  Cash provided included $16.1 million from operations, a net increase in operating assets and liabilities of $4.5 million due to an increase in accounts payable of $3.1 million, an increase of $4.2 million in other liabilities relating to our casualty insurance program, which was partially offset by increases in accounts receivable of $2.4 million and prepaid expenses of $0.4 million.

 Net Cash Used in Investing Activities

Net cash used in investing activities totaled $1.0 million in the first nine months of 2006.  Cash used in investing activities for the first nine months of 2006 included capital expenditures of $0.8 million for capital investments needed to secure and/or extend leased facilities, investment in information system enhancements and infrastructure and $0.2 million for contingent payments on previously acquired contracts.

Net cash used in investing activities totaled $3.5 million in the first nine months of 2005. Cash used in investing for the first nine month of 2005 included capital expenditures of $3.3 million for capital investments needed to secure and/or extend leased facilities, investment in information system enhancements and infrastructure and $0.2 million for contingent payments on previously acquired contracts.

Net Cash Used in Financing Activities

Net cash used in financing activities totaled $22.4 million in the first nine months of 2006.  The 2006 activity included $6.0 million to repurchase our common stock, $48.9 million for the redemption of the 9 ¼% Senior Subordinated Notes, $1.9 million for payments on capital leases, $0.7 million on debt issuance costs and $0.8 million for cash used on joint venture and other long-term borrowings, which was partially offset by $0.5 million in proceeds from the exercise of stock options and $35.4 million in proceeds from the senior credit facility.

Net cash used in financing activities totaled $14.1 million in the first nine months of 2005. The 2005 activity included $6.0 million to repurchase our common stock, $5.0 million in payments on the senior credit facility, $2.3 million for payments on capital leases and $0.8 million for cash used on joint venture, debt issuance costs and other long-term borrowings.

Cash and Cash Equivalents

We had cash and cash equivalents of $8.7 million at September 30, 2006, compared to $10.8 million at December 31, 2005.     The cash balances reflect our ability to utilize funds deposited into our local accounts and which based upon availability, timing of deposits and the subsequent movement of that cash into our corporate accounts may result in significant changes to our cash balances.

Outstanding Indebtedness

On September 30, 2006, we had total indebtedness of approximately $77.3 million, a reduction of $14.9 million from December 31, 2005.  The $77.3 million includes:

•              $69.0 million under our senior credit facility; and

•                                          $8.3 million of other debt including joint venture debentures, capital lease obligations and obligations on seller notes and other indebtedness.

We believe that our cash flow from operations, combined with additional borrowings under our senior credit facility, which amounted to $42.4 million at September 30, 2006, will be sufficient to enable us to pay our indebtedness, or to fund other liquidity needs. We may need to refinance all or a portion of our indebtedness, on or before their respective maturities. We believe that we will be able to refinance our indebtedness on commercially reasonable terms.

Senior Credit Facility

We entered into an amended and restated senior credit agreement as of June 29, 2006 with Bank of America, N.A. and LaSalle Bank, N.A., as co-administrative agents, Wells Fargo Bank, N.A., as syndication agent and four other lenders. This agreement amends and restates our credit facility dated June 2, 2004.

The senior credit facility was increased from $90.0 million to $135.0 million. The $135.0 million revolving credit facility will expire on June 29, 2011.  The revolving credit facility includes a letter of credit sub-facility with a sublimit of $50.0 million and a swing line sub-facility with a sublimit of $10.0 million.

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

At September 30, 2006, we were in compliance with all of our covenants.

At September 30, 2006, we had $23.6 million letters of credit outstanding under the senior credit facility, borrowings against the senior credit facility aggregated $69.0 million and we had $42.4 million available under the senior credit facility.

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

To meet this objective, we entered into three interest rate cap transactions with LaSalle Bank National Association (“LaSalle”), allowing us to continue to take advantage of LIBOR based pricing under our Credit Agreement while hedging our interest rate exposure on a portion of our borrowings under the Credit Agreement (“Rate Cap Transactions”). Under each Rate Cap Transaction, we receive payments from LaSalle at the end of each quarterly period to the extent that the prevailing three month LIBOR during that period exceeded our cap rate. The first Rate Cap Transaction capped our LIBOR rate on a $30.0 million principal balance at 2.5% for a total of 18 months, which matured on July 12, 2006, and for which we recognized a gain of $0.3 million over the life of the cap.  For the nine months ended September 30, 2006, we recognized a gain of $0.2 million and for the year ended December 31, 2005 we recognized a gain of $0.1 million both of which were reported as a reduction of interest expense in the Consolidated Statement of Earnings.  The second Rate Cap Transaction capped our LIBOR rate on a $15.0 million principal balance at 2.5% for a total of nine months, which matured on October 12, 2005, and for which we recognized a gain of $18 thousand that was reported as a reduction of interest expense in the Consolidated Statement of Earnings for the period ended December 31, 2005. Each Rate Cap Transaction began as of January 12, 2005 and settled each quarter on a date that coincided with our quarterly interest payment dates under the credit agreement.

The third interest rate cap transaction with LaSalle, allows us to limit our exposure on a portion of our borrowings under the Credit Agreement (“Rate Cap Transaction”).  Under the third Rate Cap Transaction, we will receive payments from LaSalle each quarterly period to the extent that the prevailing three month LIBOR during that period exceeds our cap rate of 5.75%.  The third Rate Cap Transaction caps our LIBOR interest rate on a notional amount of $50.0 million at 5.75% for a total of 36 months .  The Rate Cap Transaction began as of August 4, 2006 and settles each quarter on a date that coincides with our quarterly interest payment dates under the credit agreement.

At September 30, 2006, the $50.0 million Rate Cap Transaction was reported at its fair value of $0.1 million and has been included in prepaid expenses and other assets on the consolidated balance sheet.  Total changes in the fair value of $0.2 million have been reflected in accumulated other comprehensive income on the consolidated balance sheet.  The amount of change in the fair value at the time of maturity will be reclassed into earnings at that time.

We do not enter into derivative instruments for any purpose other than cash flow hedging purposes.

Stock Repurchase

On February 23, 2006, the Board of Directors authorized us to repurchase shares of our common stock, on the open market or through private purchases, for a value not to exceed $7.5 million.

During the first quarter we repurchased 120,300 shares at an average price of $24.93 per share on the open market. The total value of the first quarter transactions was approximately $3.0 million. These shares were retired in March 2006.

During the second quarter we repurchased 104,969 shares at an average price of $28.56 per share on the open market. The total value of the second quarter transactions was approximately $3.0 million. These shares were retired in July 2006.

There were no repurchases in the third quarter.

In October 2006, the Board of Directors increased the authorization to repurchase shares of our common stock, on the open market or through private purchases, to $20.0 million.  We intend to repurchase certain shares in open market transactions or through private purchases from time to time.

Letters of Credit

We are required under certain contracts to provide performance bonds. These bonds are typically renewed on an annual basis. As of September 30, 2006, we have provided $0.1 million in letters of credit to collateralize our performance bond program and $0.4 in letters of credit to collateralize other programs.

At September 30, 2006, we have provided letters of credit totaling $23.1 million to our casualty insurance carriers to collateralize our casualty insurance program.

Deficiency Payments

Pursuant to our obligations with respect to the parking garage operations at Bradley International Airport, we are required to make certain payments for the benefit of the State of Connecticut and for holders of special facility revenue bonds. The deficiency payments represent contingent interest bearing advances to the trustee to cover operating cash flow requirements.  The payments, if any, are recorded as a receivable by us for which we are reimbursed from time to time as provided in the trust agreement.  As of September 30, 2006, we have advanced to the trustee $4.6 million, net of reimbursements.  We believe these advances to be fully recoverable and therefore have not recorded a valuation allowance for them.  We do not guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.

We received repayments (net of deficiency payments) of $0.3 million in the first nine months of 2006 compared to $0.5 million in the first nine months of 2005.  In addition, in the period ended September 30, 2006, we received $0.5 million and $21 thousand as payment for interest receivable and premium income, respectively.

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

Our average investment in working capital depends on our contract mix. For example, an increase in contracts that require all cash deposited in our bank accounts reduces our investment in working capital and improves our liquidity. During the first nine months of 2006 and the first nine months of 2005, there were no material changes in these types of contracts. In addition, our clients may accelerate monthly distributions to them and have an estimated distribution occur in the current month. During the first nine months of 2006 and the first nine months of 2005, there were no material changes in the timing of current month distributions.

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

To meet this objective, we entered into three interest rate cap transactions with LaSalle Bank National Association (“LaSalle”), allowing us to continue to take advantage of LIBOR based pricing under our Credit Agreement while hedging our interest rate exposure on a portion of our borrowings under the Credit Agreement (“Rate Cap Transactions”). Under each Rate Cap Transaction, we receive payments from LaSalle at the end of each quarterly period to the extent that the prevailing three month LIBOR during that period exceeded our cap rate. The first Rate Cap Transaction capped our LIBOR rate on a $30.0 million principal balance at 2.5% for a total of 18 months, which matured on July 12, 2006, and for which we recognized a gain of $0.3 million over the life of the cap.  For the nine months ended September 30, 2006, we recognized a gain of $0.2 million and for the year ended December 31, 2005 we recognized a gain of $0.1 million both of which were reported as a reduction of interest expense in the Consolidated Statement of Earnings.  The second Rate Cap Transaction capped our LIBOR rate on a $15.0 million principal balance at 2.5% for a total of nine months, which matured on October 12, 2005, and for which we recognized a gain of $18 thousand that was reported as a reduction of interest expense in the Consolidated Statement of Earnings for the period ended December 31, 2005. Each Rate Cap Transaction began as of January 12, 2005 and settled each quarter on a date that coincided with our quarterly interest payment dates under the credit agreement.

The third interest rate cap transaction with LaSalle, allows us to limit our exposure on a portion of our borrowings under the Credit Agreement (“Rate Cap Transaction”).  Under the third Rate Cap Transaction, we will receive payments from LaSalle each quarterly period to the extent that the prevailing three month LIBOR during that period exceeds our cap rate of 5.75%.  The third Rate Cap Transaction caps our LIBOR interest rate on a notional amount of $50.0 million at 5.75% for a total of 36 months. The new Rate Cap Transaction began as of August 4, 2006 and settles each quarter on a date that coincides with our quarterly interest payment dates under the credit agreement.

At September 30, 2006, the $50.0 million Rate Cap Transaction was reported at its fair value of $0.1 million and has been included in prepaid expenses and other assets on the consolidated balance sheet.  Total changes in the fair value of $0.2 million have been reflected in accumulated other comprehensive income on the consolidated balance sheet.  The amount of change in the fair value at the time of maturity will be reclassed into earnings at that time.

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

Foreign Currency Risk

Our exposure to foreign exchange risk is minimal. All foreign investments are denominated in U.S. dollars, with the exception of Canada. We had approximately $1.7 million and $0.1 million of Canadian dollar denominated cash and debt instruments, respectively, at September 30, 2006. We do not hold any hedging instruments related to foreign currency transactions. We monitor foreign currency positions and may enter into certain hedging instruments in the future should we determine that exposure to foreign exchange risk has increased.

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

This matter was filed on December 30, 2003 by Thomas J. Moriarty, trustee, on behalf of the Teamsters Local 727 Pension, Health and Welfare, and Legal and Educational Assistance Funds. The action was brought under the Labor Management Relations Act (LMRA) and the Employee Retirement Income Security Act of 1974 (ERISA). The lawsuit sought to recover alleged unpaid contributions to the Teamsters Local 727 benefit funds that plaintiff claims are owed under the collective bargaining agreements in effect for the period January 1, 2000 through December 31, 2002. Plaintiff sought to recover (1) unpaid contributions; (2) interest on the alleged delinquencies; (3) liquidated damages of 20% of the unpaid contributions, or the interest relating to these contributions (“double interest”); and (4) attorneys fees and audit costs.

The plaintiff’s final version of the underlying audit was not issued until August 4, 2005. The amount claimed on the audit (including interest, damages and auditors fees) was approximately $1.64 million. The Company disputed the plaintiff’s audit findings.

On September 18, 2006, pursuant to a voluntary stipulation of dismissal, the case was voluntarily dismissed, based on a settlement and release agreement.  On October 25, 2006, the court entered an order dismissing the case with prejudice.  Pursuant to the terms of the settlement agreement, the case was settled for significantly less than the original monetary relief sought and the settlement amount was not material to the Company’s business or financial condition.

Item 1A.   Risk Factors

The following risk factor supplements the Company’s risk factors as disclosed in Item 1A of Part I of the Company’s 2005 Annual Report on Form 10-K, filed on March 10, 2006:

The failure to successfully complete or integrate possible future acquisitions or new contracts could have a negative impact on our business.

We may pursue both small and large acquisitions in our business or in new lines of business on a selective basis in the future and we may be in discussions or negotiations with one or more of these acquisitions or new contract candidates simultaneously. There can be no assurance that suitable acquisitions or new contract candidates will be identified, that such acquisitions or new contracts will be consummated or that the acquired operations or new contracts can be integrated successfully.

Acquisitions involve numerous risks, including (but not limited to) the following:

•                  Difficulties in integrating the operations, systems, technologies, and personnel of the acquired companies, particularly companies with large and widespread operations.

•                  Diversion of management’s attention from normal daily operations of the business and the challenges of managing larger and more widespread operations resulting from acquisitions.

•                  Difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions.

•                  Difficulties in entering new business in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions.

•                  Insufficient revenue to offset increased expenses associated with acquisitions.

•                  The potential loss of key employees, customers, and other business partners of the companies we acquire following and continuing after announcement of acquisition plans.

Acquisitions may also cause us to:

•                  Issue common stock that would dilute our current shareholders’ percentage ownership.

•                  Use a substantial portion of our cash resources or incur a substantial amount of debt.

•                  Temporarily increase cost, including general and administrative cost, required to integrate acquisitions or large contract portfolios.

•                  Significantly increase our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition.

•                  Assume liabilities.

•                  Record goodwill and non-amortizable intangible assets that are subject to impairment testing on a regular basis and potential periodic impairment charges.

Mergers and acquisitions of companies are inherently risky and subject to many factors outside of our control and no assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results, or financial condition.  Failure to manage and successfully integrate acquisitions could materially harm our business and operating results.

Item 6.   Exhibits

Exhibit Number	Description

31.1	Section 302 Certification dated November 7, 2006 for James A. Wilhelm, Director, President and Chief Executive Officer
31.2	Section 302 Certification dated November 7, 2006 for G. Marc Baumann, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
31.3	Section 302 Certification dated November 7, 2006 for Daniel R. Meyer, Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer)
32.1	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 7, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD PARKING CORPORATION

Dated: November 7, 2006	By:	/s/ DANIEL R. MEYER
Daniel R. Meyer Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer and Duly Authorized Officer)

Dated: November 7, 2006	By:	/s/ G. MARC BAUMANN
G. Marc Baumann Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Section 302 Certification dated November 7, 2006 James A. Wilhelm, Director, President and Chief Executive Officer
31.2	Section 302 Certification dated November 7, 2006 for G. Marc Baumann, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
31.3	Section 302 Certification dated November 7, 2006 for Daniel R. Meyer, Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer)
32.1	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 7, 2006