Form 10-K
period 2006-12-31
STANDARD PARKING CORP
filed 2007-03-09
CIK 1059262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

COMMON STOCK, PAR VALUE $0.001 PER SHARE

(Title of Each Class)

THE NASDAQ STOCK MARKET LLC

(Name of each Exchange on which Registered)

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐      Accelerated Filer ☒      Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of June 30, 2006, the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was approximately $135.5 million, based on the closing price of the common stock as reported on the NASDAQ Global Market.

As of March 5, 2007, there were 9,613,199 shares of common stock of the registrant outstanding.

Portions of the registrant’s definitive proxy statement to be delivered to shareholders in connection with the Annual Meeting of Stockholders to be held on April 25, 2007, are incorporated by reference into Part III of this Form 10-K.

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

•       our ability to renew our insurance policies on acceptable terms, the extent to which our clients choose to obtain insurance coverage through us and our ability to successfully manage self-insured losses;

•       our indebtedness could adversely affect our financial health;

•       availability, terms and deployment of capital;

•       integration of  future acquisitions in light of challenges in retaining key employees, synchronizing business processes and efficiently integrating facilities, marketing and operations;

•       the ability of our majority shareholder to control our major corporate decisions and a majority of our directors are not considered “independent”;

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

•       the loss of key employees;

•       changes in general economic and business conditions or demographic trends;

•       development of new, competitive parking-related services; and

•       the other factors discussed under Item 1A, “Risk Factors”, and Item 7,”Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this Form 10-K.

All of our forward-looking statements should be considered in light of these factors. We undertake no obligation to update our forward-looking statements or risk factors to reflect new information, future events or otherwise, except as may be required under applicable securities laws and regulations.

PART I

ITEM 1.                BUSINESS

General

We are a leading national provider of parking facility management services. We provide on-site management services at multi-level and surface parking facilities for all major markets of the parking industry. We manage approximately 2,000 parking facilities, containing over one million parking spaces, in over 300 cities across the United States and Canada. Our diversified client base includes some of the nation’s largest private and public owners, managers and developers of major office buildings, residential properties, commercial properties, shopping centers and other retail properties, sports and special event complexes, hotels, and hospitals and medical centers, including properties such as the MET Life Building in New York, the Four Seasons Hotel in Chicago, Harvard Medical School in Cambridge, Nationwide Arena in Columbus, Westfield Shoppingtown Century City in Los Angeles, and Greenway Plaza in Houston. In addition, we manage 118 parking-related and shuttle bus operations serving over 50 airports, including Chicago O’Hare International Airport, Cleveland Hopkins International Airport and Dallas/Fort Worth International Airport.

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

•       service enhancing information technology, including ClientView™, a proprietary client reporting system that allows us to provide our clients with on-line access to site-level financial and operating information;

•       comprehensive training programs for on-site employees, including our web-based Standard University® training programs that promote customer service and client retention; and

•       an internal audit and contract compliance group to monitor cash and operational controls.

Moreover, as a public company subject to the requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act, we adhere to accounting, internal control and reporting standards that are more rigorous than those typically followed by our non-public competitors.

We believe that these factors distinguish us from our competitors and contribute to our high retention rate, which averaged 91% for the year ended December 31, 2006 (which statistic includes the impact of our decision to exit from unprofitable contracts).

We do not own any parking facilities and, as a result, we assume few of the risks of real estate ownership. We operate our clients’ parking properties through two types of arrangements: management contracts and leases. Under a management contract, we typically receive a base monthly fee for managing the facility, and we may also receive an incentive fee based on the achievement of facility performance objectives. We also receive fees for ancillary services. Typically, all of the underlying revenues and expenses under a standard management contract flow through to our client rather than to us. Under lease arrangements, we generally pay either a fixed annual rent, a percentage of gross customer collections, or a combination thereof to the property owner. We collect all revenues under lease arrangements and we are responsible for most operating expenses, but we are typically not responsible for major maintenance, capital expenditures or real estate taxes. As of December 31, 2006, we operated 88% of our locations under management contracts and 12% under leases.

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

Operating Arrangements

Parking facilities operate under three general types of arrangements: management contracts, leases and ownership. The general terms and benefits of these three types of arrangements are as follows:

Management Contracts.   Under a management contract, the facility operator generally receives a base monthly fee for managing the facility and may receive an incentive fee based on the achievement of facility performance objectives. Facility operators generally charge fees for various ancillary services such as accounting, equipment leasing and consulting. Responsibilities under a management contract include hiring, training and staffing parking personnel, and providing revenue collection, accounting, record-keeping, insurance and facility marketing services. In general, under a management contract, the facility operator is not responsible for structural or mechanical repairs, and typically is not responsible for providing security or guard services. Under typical management contracts, the facility owner is responsible for operating expenses such as taxes, license and permit fees, insurance premiums, payroll and accounts receivable processing and wages of personnel assigned to the facility. However, some management contracts, which are referred to as “reverse” management contracts, usually provide for larger management fees and require the facility operator to pay certain of these costs. Generally under management contracts, the facility owner is responsible for non-routine maintenance, repair costs and capital improvements. Management contracts are typically for a term of one to three years (though the client often reserves the right to terminate, without cause, on 30 days’ notice) and may contain a renewal clause.

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

Ownership.   Ownership of parking facilities, either independently or through joint ventures, typically requires a larger capital investment and greater potential risks and rewards than managed or leased facilities. All owned facility revenues flow directly to the owner, and the owner has the potential to realize benefits of appreciation in the value of the underlying real estate. The owner of a parking facility is responsible for all obligations related to the property, including all structural, mechanical and electrical maintenance and repairs and property taxes. Due to the high cost of real estate in many major urban markets, ownership of parking facilities usually requires large capital investments. Standard Parking does not own any parking facilities.

Industry Growth Dynamics

A number of opportunities for growth exist for larger parking facility operators, including the following:

Growth of Large Property Managers, Owners and Developers.   Over the past several years, there has been a substantial increase in the number of national property managers, owners and developers with multiple locations. Sophisticated property owners consider parking a profit center that experienced parking facility management companies can maximize. This dynamic favors larger parking facility operators that can provide specialized, value-added professional services with nationwide coverage. In order to streamline their business, many of these large national property managers, owners and developers have reduced the number of suppliers with which they conduct business.

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

Industry Consolidation.   The parking management industry is highly fragmented, with hundreds of small regional or local operators. We believe national parking facility operators have a competitive advantage over local and regional operators by reason of their:

•       broad product and service offerings;

•       relationships with large, national property managers, developers and owners;

•       efficient cost structure due to economies of scale; and

•       financial resources to invest in infrastructure and information systems.

Growth Strategy

We believe we are well positioned to pursue the following growth strategies:

Grow Contract Portfolio Within Our Core Markets.   Our strategy is to increase our presence and profitability in our core markets by continuing to provide sophisticated parking services and by capitalizing on our economies of scale and operating efficiency. This concentration of locations gives us the ability to spread administrative overhead costs across a large number of parking facilities in a single market. We plan to continue to maximize our premium service, local market knowledge and management infrastructure to retain existing locations and compete aggressively for new business in these core markets. We regularly review potential acquisition opportunities to enhance our position in our core markets.

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

Develop New Market Opportunities.   We believe that a significant opportunity exists for us to expand our presence in markets such as university campus parking and hospital parking. In addition to our long-standing relationships with Harvard Medical School, Northwestern University and Northwestern Memorial Hospital, we have more recently expanded our presence in these markets to provide parking services at George Mason University and Boston University. In addition to expanded growth opportunities in the hospital and university markets, we see significant potential within the municipal on-street market, including the prospect of providing enforcement services. We currently provide exclusive meter collection and management services for the Cities of Miami Beach, Florida, Ft. Myers, Florida and New Orleans, Louisiana.

Develop New Core Markets.   We believe that numerous opportunities for growth are available by developing new core markets either through new contracts, acquisitions, alliances or partnerships. Our clients generally have a presence in a variety of urban markets where they seek to outsource the management of their parking facilities to a national parking service provider that can assist them in maximizing parking-related profit. One of our strategies is to strengthen our client relationships to facilitate the addition of new locations and our strategic identification and development of new geographic markets.

Pursue Selective Acquisitions.   We believe that many of our growth strategies can be supplemented by selective small and large acquisitions, including acquisitions in one or more of our core markets, acquisitions expanding the ancillary services we can offer to our clients, and acquisitions in new geographic or vertical markets or new lines of business. We intend to apply a disciplined approach in evaluating acquisition opportunities, with the objective of identifying opportunities that can be consummated at reasonable valuations and that have the potential to enhance our future earnings and cash flow.

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

•       Consultation with our clients regarding which of our customer amenities are appropriate and/or desirable for implementation at the client’s parking facility.

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

Amenities and Customer Service Programs

We offer a comprehensive package of amenity and customer service programs, branded as Ambiance in Parking® , that can be provided to our customers, many at nominal or no cost to the client. These programs not only make the parking experience more enjoyable, but also convey a sense of the client’s sensitivity to and appreciation of the needs of its parking customers. In doing so, we believe the programs serve to enhance the value of the parking properties themselves.

Musical Theme Floor Reminder System.   Our musical theme floor reminder system is designed to help customers remember the garage level on which they parked. A different song is played on each floor of the parking garage. Each floor also displays distinctive signage and graphics that correspond with the floor’s theme. For example, in one parking facility with U.S. colleges as a theme, a different college logo is displayed, and that college’s specific fight song is heard, on each parking level. Other parking facilities have themes such as famous recording artists, musical instruments, and professional sports teams.

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

Business Development

Our efforts to attract new clients are primarily concentrated in and coordinated by a dedicated business development group, currently comprised of 11 individuals, whose background and expertise is in the field of sales and marketing, and whose financial compensation is determined to a significant extent by their business development success. This business development group is responsible for forecasting sales, maintaining a pipeline of prospective and existing clients, initiating contacts with such clients, and then following through to coordinate meetings involving those clients and the appropriate members of our operations hierarchy. By concentrating our sales efforts through this dedicated group, we enable our operations personnel to focus on achieving excellence in our parking facility operations and maximizing our clients’ parking profits and our own profitability.

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

Operations

We maintain regional and city offices throughout the United States and Canada in order to support approximately 12,000 employees and approximately 2,000 parking facility operations. These offices serve as the central bases through which we provide the employees to staff our parking facilities as well as the on-site and support management staff to oversee those operations. Our administrative staff accountants are based in those same offices and facilitate the efficient, accurate and timely production and delivery to our clients of our monthly reports. Having these all-inclusive operations and accounting teams located in regional and city offices throughout the United States and Canada allows us to add new locations quickly and in a cost-efficient manner. To facilitate the training of our facility personnel throughout the country, we have separate, dedicated trainers.

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

Clients and Properties

Our client base includes a diverse cross-section of public and private owners, developers and managers of real estate. A list of some of our clients, and the types of properties for which we operate their parking, include:

Client / Property	Property Type
American Museum of Natural History	Museum
Brookfield Properties Corporation	Office
Chicago O’Hare International and Chicago Midway Airports	Airport
Cleveland Clinic Foundation	Medical center
Crescent Real Estate Equities Company	Office
Four Seasons Hotel	Hotel
Hartford Bradley International Airport	Airport
Harvard Medical School	University/Medical
JMB Realty Corporation	Office
Nationwide Arena Realty	Office and Special event
Washington Mutual, Inc.	Retail
Westfield Properties Shoppingtowns	Retail

No single client represented more than 6.0% of revenues or more than 5.0% of our gross profit for the year ended December 31, 2006. For the years ended December 31, 2006 and December 31, 2005, we retained an average of 91% of our locations (which statistic includes the impact of our decision to exit from unprofitable contracts).

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

To promote internal efficiency, we have created advanced information systems that connect local offices across the country to our corporate headquarters. These systems support accounting, financial management and reporting practices, general operating procedures, training, employment policies, cash controls and marketing procedures. Our commitment to the application of technology in the parking management business has resulted in the creation of a proprietary product, ClientView™. ClientView™ is an Internet-based system that gives our clients the flexibility and convenience to access and download their monthly financials and detailed back-up reports. We believe that our standardized processes and controls enhance our ability to successfully add new locations and expand our operations into new markets.

Employees

As of December 31, 2006, we employed approximately 12,000 individuals, including approximately 6,800 full-time and 5,200 part-time employees. As of December 31, 2005, we employed approximately 11,300 individuals, including approximately 6,800 full-time and 4,500 part-time employees. Approximately 22.7% of our employees are covered by collective bargaining agreements. No single collective bargaining agreement covers a material number of employees. We believe that our employee relations are good.

Insurance

We purchase comprehensive liability insurance covering certain claims that occur at parking facilities we lease or manage. The primary amount of such coverage is $2.0 million per occurrence and $2.0 million in the aggregate per facility for our garage liability and garage keepers legal liability coverages. In addition, we purchase workers’ compensation insurance for all eligible employees and umbrella/excess liability coverage. Under our various liability and workers’ compensation insurance policies, we are obligated to reimburse the insurance carrier for the first $250,000 of any loss. As a result, we are, in effect, self-insured for all claims up to that deductible level. We utilize a third-party administrator to process and pay claims. We also purchase property insurance that provides coverage for loss or damage to our property and in some cases our clients’ property, as well as business interruption coverage for lost operating income and certain associated expenses. The deductible applicable to any given loss under our property insurance policy varies based upon the insured values and the peril that causes the loss. We also purchase group health insurance with respect to eligible full-time employees and family members (whether such employees work at leased or managed facilities) and are fully-insured for all covered expenses. We believe that our insurance coverage is adequate and consistent with industry practice.

Because of the size of the operations covered and our claims experience, we purchase insurance policies at prices that we believe represent a discount to the prices that would typically be charged to parking facility owners on a stand-alone basis. The clients for whom we operate parking facilities pursuant to management contracts have the option of purchasing their own liability insurance policies (provided that we are named as an additional insured pursuant to an additional insured endorsement), but historically most of our clients have chosen to obtain insurance coverage by being named as additional insureds under our master liability insurance policies. Pursuant to our management contracts we charge to such clients an allocated portion of our insurance-related costs at rates that we believe are competitive. A material reduction or increase in the number of clients who obtain their insurance coverage by being named as additional insureds under our liability policies could have a material effect on our operating income. In addition, a material change in insurance costs due to a change in the number or severity of claims, or an increase in claims costs or premiums paid by us, could have a material effect on our operating income.

Competition

The parking industry is fragmented and highly competitive, with limited barriers to entry. We face direct competition for additional facilities to manage or lease, while our facilities themselves compete with nearby facilities for our parking customers and in the labor market generally for qualified employees. Moreover, the construction of new parking facilities near our existing facilities can adversely affect our business. There are few national parking management companies that compete with us. We also face competition from numerous smaller, locally owned independent parking operators, as well as from developers, hotels, national financial services companies and other institutions that manage their own parking facilities as well as facilities owned by others. Many municipalities and other governmental entities also operate their own parking facilities, potentially eliminating those facilities as management or lease opportunities for us. Some of our present and potential competitors have or may obtain greater financial and marketing resources than us, which may negatively impact our ability to retain existing contracts and gain new contracts. We face significant competition in our efforts to provide ancillary services such as shuttle bus services and on-street parking enforcement because several large companies specialize in these services.

Seasonality

During the first quarter of each year, seasonality impacts our performance with regard to moderating revenues, with the reduced levels of travel most clearly reflected in the parking activity associated with our airport and hotel businesses as well as increases in certain costs of parking services, such as snow removal, both of which negatively affect gross profit. Although our revenues and profitability are affected by the seasonality of the business, general and administrative costs are relatively stable throughout the fiscal year. See Item 6, Selected Financial Data, for further information.

Regulation

Regulations by the Federal Aviation Administration may affect our business. The FAA generally prohibits parking within 300 feet of airport terminals during times of heightened alert. The 300 foot rule and new regulations may prevent us from using a number of existing spaces during heightened security alerts at airports. Reductions in the number of parking spaces may reduce our gross profit and cash flow for both our leased facilities and those facilities we operate under management contracts.

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

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws typically impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In connection with the operation of parking facilities, we may be potentially liable for any such costs  In addition, from time to time we are involved in environmental issues at certain of our locations or in connection with our operations. While it is difficult to predict the ultimate outcome of any of these matters, based on information currently available, management believes that none of these matters, individually or in the aggregate, are reasonably likely to have a material adverse effect on our financial position, results of operations, or cash flows. The cost of defending against claims of liability, or of remediating a contaminated property, could have a material adverse effect on our financial condition or results of operations.

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

Intellectual Property

Standard Parking® and the Standard Parking logo are service marks registered with the United States Patent and Trademark Office. In addition, we have registered the names and, as applicable, the logos of all of our material subsidiaries and divisions as service marks with the United States Patent and Trademark Office or the equivalent state registry, including the right to the exclusive use of the name Central Park in the Chicago metropolitan area. We invented the Multi-Level Vehicle Parking Facility musical Theme Floor Reminder System, and obtained trademark registrations for our proprietary parker programs, such as Books-to-Go®, Films-To-Go®, Little Parkers® and Ambiance in Parking® and our comprehensive training program, Standard University®. We have also registered the copyright rights in our proprietary software, such as ClientView™, Hand Held Program™, License Plate Inventory Programs™ and ParkNet™ with the United States Copyright Office.

ITEM 1A.        RISK FACTORS

You should carefully consider the following specific risk factors as well as other information contained or incorporated by reference in this report, as these, among others, are important factors that could cause our actual results to differ from our historical results. It is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete statement of all potential risks or uncertainties applicable to our business.

Our management contracts and leases expose us to certain risks.

The loss or renewal on less favorable terms of a substantial number of management contracts or leases could have a material adverse effect on our business, financial condition and results of operations. In addition, because certain management contracts and leases are with state, local and quasi-governmental entities, changes to certain governmental entities’ approaches to contracting regarding parking facilities could affect such contracts. A material reduction in the operating income associated with ancillary services we provide under management contracts and leases, including increases in costs or claims associated with, or a reduction in the number of clients obtaining insurance we provide, could have a material adverse effect on our business, financial condition and results of operations. To the extent that management contracts and leases are cancelable without cause, most of these contracts would also be cancelable in the event of our clients’ bankruptcy, despite the automatic stay provisions under bankruptcy law.

We believe that our public and private client base is becoming more concentrated.

Because national property owners, managers and developers and other property management companies tend to own or manage multiple properties, our ability to provide parking services for a large number of properties becomes dependent on our relationships with these entities. As this ownership concentration continues, such clients become more significant to our business. The loss of one of these large clients or the sale of properties they own to clients of our competitors could have a material adverse effect on our business, financial condition and results of operations. Additionally, large clients with extensive portfolios have greater negotiating power with respect to our management contracts and leases, which could adversely affect our profit margins.

In order to raise additional revenue, a number of state and municipal governments have either sold or entered into long-term leases of public assets or may be contemplating such transactions. The assets that are the subject of such transactions have included government-owned parking garages located in downtown commercial districts and in the future may include the parking operations at airports. The sale or long-term leasing of such government-owned parking assets to our competitors or clients of our competitors could have a material adverse effect on our business, financial condition and results of operations.

Our business would be harmed if fewer clients obtain insurance coverage through us.

Many of our clients have historically chosen to obtain liability insurance coverage for the locations we manage by being named as additional insureds under our master insurance policies. Clients do, however, have the option of purchasing such insurance independently, as long as we are named as an additional insured pursuant to an additional insured endorsement. We purchase insurance policies at prices that we believe represent a discount to the prices that would typically be charged to parking facility owners on a stand-alone basis. Pursuant to our management contracts, we allocate a portion of our risk management costs, at rates we believe are competitive, to those clients who choose to obtain their insurance coverage by being named as additional insureds under our insurance policies. A material reduction in the number of clients who choose to obtain their insurance coverage from us in that manner could have a material adverse effect on our business, financial condition and results of operations.

Our indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations.

We cannot assure you that cash flow from operations, combined with additional borrowings under the senior credit facility and any future credit facility will be available in an amount sufficient to enable us to repay our indebtedness, or to fund other liquidity needs. We and our subsidiaries may be able to incur substantial additional indebtedness in the future, which could cause the related risks to intensify. We may need to refinance all or a portion of our indebtedness on or before their respective maturities. We cannot assure you that we will be able to refinance any of our indebtedness, including our senior credit facility, on commercially reasonable terms or at all. If we are unable to refinance our debt, we may default under the terms of our indebtedness, which could lead to an acceleration of the debt. We do not expect that we could repay all of our outstanding indebtedness if the repayment of such indebtedness was accelerated.

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

We provide liability and worker’s compensation insurance coverage consistent with our obligations to our clients under our various management contracts and leases. We are obligated to reimburse our insurance carrier for each loss incurred in the current policy year up to the amount of a deductible specified in our insurance policies. The deductible for our various liability and workers’ compensation policies is $250,000. We also purchase property insurance that provides coverage for loss or damage to our property, and in some cases our clients’ property, as well as business interruption coverage for lost operating income and certain associated expenses. The deductible applicable to any given loss under our property insurance policy varies based upon the insured values and the peril that causes the loss. Our financial statements reflect our funding of all such obligations based upon guidance and evaluation we have received from third-party insurance professionals. There can be no assurance, however, that the ultimate amount of our obligations will not exceed the amount presently funded or accrued, in which case we would need to set aside additional funds to reserve for any such excess. Our obligations could increase if we receive a greater number of insurance claims or if the severity of, or the administrative costs associated with, those claims generally increases. A material increase in insurance costs due to a change in the number or severity of claims, claims costs or premiums paid by us could have a material adverse effect on our operating income.

The failure to successfully complete or integrate possible future acquisitions or new contracts could have a negative impact on our business.

We may pursue both small and large acquisitions in our business or in new lines of business on a selective basis, and we may be in discussions or negotiations with one or more of these acquisitions or new contract candidates simultaneously. There can be no assurance that suitable acquisitions or new contract candidates will be identified, that such acquisitions or new contracts will be consummated or that the acquired operations or new contracts will be integrated successfully.

Acquisitions involve numerous risks, including (but not limited to) the following:

•       Difficulties in integrating the operations, systems, technologies and personnel of the acquired companies, particularly companies with large and widespread operations.

•       Diversion of management’s attention from normal daily operations of the business and the challenges of managing larger and more widespread operations resulting from acquisitions.

•       Difficulties in entering markets or businesses in which we have no or limited direct prior experience and in which competitors have stronger market positions.

•       Insufficient revenue to offset increased expenses associated with acquisitions.

•       The potential loss of key employees, customers and other business partners of the companies we acquire following and continuing after announcement of acquisition plans and their actual consummation.

Acquisitions may also cause us to:

•       Use a substantial portion of our cash resources or incur a substantial amount of debt.

•       Temporarily increase costs, including general and administrative cost, required to integrate acquisitions or large contract portfolios.

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

Mergers and acquisitions of companies are inherently risky and subject to many factors outside of our control and no assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, financial condition and results of operations. Failure to manage and successfully integrate acquisitions could materially harm our business, financial condition and results of operations.

Our parent company, Steamboat Industries LLC, and its wholly owned subsidiary, Steamboat Industries, N.V., both of which are controlled by our chairman, control our major corporate decisions, and the offer or sale of a substantial amount of our common stock by our controlling shareholder could have an adverse impact on the market price of our common stock.

Our parent company, Steamboat Industries LLC, and its wholly owned subsidiary, Steamboat Industries N.V., both of which are controlled by our chairman, John V. Holten, owns 51.3%of our outstanding common stock as of December 31, 2006. As a result, Steamboat Industries LLC and its subsidiary control us, the election and removal of the directors on our board of directors, and our management and policies. Steamboat Industries LLC and its subsidiary also control all matters regarding stockholder approval, including the amendment of certain provisions of our certificate of incorporation and by-laws and the approval of fundamental corporate transactions. Steamboat Industries LLC and its subsidiary also have the ability to pledge shares of our common stock as security for their debt obligations. In the event that some or all of such pledged shares are foreclosed upon following default of such debt obligations, Mr. Holten may no longer control a majority of the voting power of our company. As of March 5, 2007, we have only 12,100,000 shares of common stock authorized, of which only 1,983,769 shares remain unissued after giving effect to all authorized options under our long-term incentive plan. As a result, we require the consent of Steamboat Industries LLC and its subsidiary in order to authorize and issue additional common stock in connection with corporate actions that may be beneficial to our business or to our stockholders, such as increasing the number of shares authorized under our Long-Term Incentive Plan for the retention of management, or in order to pursue acquisitions and mergers in exchange for stock. The ability of our parent company to control our major corporate decisions may harm the market price for our common stock by delaying, deferring or preventing a business combination involving our company, causing us to enter into transactions that are not in the best interests of all stockholders or discouraging third-party investors.

Steamboat Industries LLC and its subsidiary are permitted to sell, dispose of or otherwise enter into other transactions involving significant amounts of our common stock under Rule 144 and other exemptions from registration under the federal securities laws. Steamboat Industries LLC also has transferable registration rights with respect to such common stock. The offer, sale, disposition or other such transactions involving substantial amounts of our common stock by these or other significant shareholders, particularly if such offers, sales, dispositions or transactions occur simultaneously or relatively close in time, could have a significant negative impact on our stock price.

Our ability to expand our business will be dependent upon the availability of adequate capital.

The rate of our expansion will depend in part upon the availability of adequate capital, which in turn will depend in large part upon cash flow generated by our business and the availability of equity and debt capital. We believe that we will be able to obtain equity or debt capital on acceptable terms. However, we will require the consent of Steamboat Industries LLC and its subsidiary in order to authorize and issue additional shares of common stock above the current number of shares of authorized capital stock, which may be required in connection with any future acquisitions. In addition, our senior credit facility contains provisions that restrict our ability to incur additional indebtedness and/or make substantial investments or acquisitions. As a result, we cannot assure you that we will be able to finance our current growth strategy.

A majority of our board of directors are not considered “independent” under the rules of The NASDAQ Stock Market LLC.

Steamboat Industries LLC and its subsidiary own a majority of our common stock. As a result, we are a “controlled company” under the rules of The NASDAQ Stock Market LLC., and we rely on the “controlled company” exception to the board of directors and committee composition requirements under rules of The NASDAQ Stock Market LLC. Pursuant to this exception, we are exempt from the rule that requires that (i) our board of directors be comprised of a majority of “independent directors” as defined under the rules of The NASDAQ Stock Market LLC; (ii) our compensation committee be comprised solely of “independent directors”; and (iii) our nominating and corporate governance committee be comprised solely of “independent directors”, as defined under the rules of The NASDAQ Stock Market LLC. Because we rely upon this exemption, a majority of our board of directors are not considered “independent”. Furthermore, our compensation, nominating and corporate governance committees are not comprised solely of “independent directors,” as only one member out of the three member-directors on each committee is considered “independent” under the rules of The NASDAQ Stock Market LLC. The “controlled company” exception does not modify the independence requirements of the audit committee.

The sureties for our performance bond program may elect not to provide us with new or renewal performance bonds for any reason.

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

We may be unable to renew our insurance coverage and we do not maintain insurance coverage for all possible risks.

Our liability and worker’s compensation insurance coverage expires on an annual basis. There can be no assurance that our insurance carriers will in fact be willing to renew our coverage at any rate at the expiration date. We maintain a comprehensive portfolio of insurance policies to help protect us against loss or damage incurred from a wide variety of insurable risks. Each year, we review with our professional insurance advisers whether the insurance policies and associated coverages that we maintain are sufficient to adequately protect us from the various types of risk to which we are exposed in the ordinary course of business. That analysis takes into account various pertinent factors such as the likelihood that we would incur a material loss from any given risk as well as the cost of obtaining insurance coverage against any such risk. While we believe that we maintain a comprehensive portfolio of insurance that is consistent with customary business practices and adequately protects us from the risks that we typically face in the ordinary course of our business, there can be no assurance that we may not sustain a material loss for which we do not maintain any, or adequate insurance coverage.

Our business may be harmed as a result of extraordinary natural disasters.

In 2005, Hurricane Katrina caused significant disruption to our operations in New Orleans and the U.S. Gulf Coast region, which adversely impacted our operating results for this region. To the extent that we experience similar weather related events in the U.S. Gulf Coast Region or in other geographical areas where we operate, or experience other extraordinary natural events, such as earthquakes, our operating results may be adversely impacted.

Our business may be harmed as a result of terrorist attacks and the related increase in government regulation of airports and reduced air travel.

Any terrorist attacks, particularly in the United States or Canada, may negatively impact our business, financial condition and results of operations. Attacks have resulted in, and may continue to result in, increased government regulation of airlines and airport facilities, including imposition of minimum distances between parking facilities and terminals, resulting in the elimination of currently managed parking facilities, and increased security checks of employees and passengers at airport facilities. We derive a significant percentage of our gross profit from parking facilities and parking related services in and around airports. For the year ended December 31, 2006, approximately 19% of gross profit was derived from those operations. The Federal Aviation Administration generally prohibits parking within 300 feet of airport terminals during periods of heightened security. While the prohibition is not currently in effect, there can be no assurance that this governmental prohibition will not again be reinstated. The existing regulations governing parking within 300 feet of airport terminals or future regulations may prevent us from using certain parking spaces. Reductions in the number of parking spaces and air travelers may reduce our revenues and cash flow for both our leased facilities and those facilities we operate under management contracts.

We must comply with regulations that may impose significant costs on us.

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. These laws typically impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In connection with the operation of parking facilities, we may be potentially liable for such costs. In addition, from time to time we are involved in environmental issues at certain of locations or in connection with our operations. While it is difficult to predict the ultimate outcome of any of these matters, based on information currently available, management believes that none of these matters, individually or in the aggregate, are reasonably likely to have a material adverse effect on our financial position, results of operations, or cash flows. The cost of defending against claims of liability, or remediation of a contaminated property, could have a material adverse effect on our business, financial condition and results of operations. In addition, several state and local laws have been passed in recent years that encourage car pooling and the use of mass transit. Laws and regulations that reduce the number of cars and vehicles being driven could adversely impact our business.

We collect and remit sales/parking taxes and file tax returns for and on behalf of ourselves and our clients. We are affected by laws and regulations that may impose a direct assessment on us for failure to remit sales/parking taxes and filing of tax returns for ourselves and on behalf of our clients.

Prior transactions limit our ability to utilize our remaining net operating losses and may accelerate future payment of taxes.

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

Many of our employees are covered by collective bargaining agreements.

Approximately 22.7% of our employees are represented by labor unions. Approximately 18.0% of our collective bargaining contracts, representing 3.0% of our employees, are up for renewal in 2007. There can be no assurance that we will be able to renew existing labor union contracts on acceptable terms. Employees could exercise their rights under the labor union contract, which could include a strike or walk-out. In such cases, there are no assurances that we would be able to staff sufficient employees for our short-term needs. Any such labor strike or our inability to negotiate a satisfactory contract upon expiration of the current agreements could have a negative effect on our business, financial condition and results of operations.

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

Our business operations are located in North America and tend to be concentrated in large urban areas. Our business could be materially adversely affected to the extent that economic or demographic factors result in the movement of white-collar jobs from urban centers to suburbs or even out of North America, increased office vacancies in urban areas or movement toward home office alternatives, or lower consumer spending or employment levels.

ITEM 2.                PROPERTIES

Parking Facilities

The Company operates parking facilities in 43 states and the District of Columbia in the United States and three provinces of Canada. We do not currently own any parking facilities. The following table summarizes certain information regarding the Company’s facilities as of December 31, 2006:

		# of Locations			# of Spaces
States/Provinces	Airports and Urban Cities	Airport	Urban	Total	Airport	Urban	Total
Alabama	Airports	3	—	3	1,562	—	1,562
Alberta	Airports, Calgary, Edmonton	2	26	28	—	18,753	18,753
Arizona	Phoenix	—	19	19	—	11,892	11,892
British Columbia	Vancouver	—	24	24	—	2,567	2,567
California	Airports, Los Angeles, Long Beach, San Diego, San Francisco, and San Jose	3	529	532	3,230	188,952	192,182
Colorado	Airports, Colorado Springs, and Denver	1	31	32	7,700	23,032	30,732
Connecticut	Airports	9	—	9	7,941	—	7,941
Delaware	Wilmington	—	1	1	—	473	473
District of Columbia	Washington, DC	—	32	32	—	11,871	11,871
Florida	Airports, Miami, Orlando and Pensacola	6	82	88	16,627	42,676	59,303
Georgia	Airports and Atlanta	3	16	19	5,512	16,426	21,938
Hawaii	Airports and Honolulu	5	39	44	2,777	18,942	21,719
Idaho	Airports	1	—	1	372	—	372
Illinois	Airports and Chicago	13	210	223	29,986	109,242	139,228
Indiana	Airports and Indianapolis	1	1	2	1,234	—	1,234
Iowa	Airports and Des Moines	2	4	6	3,487	5,952	9,439
Kansas	Topeka, Wichita, Bonner Springs	—	8	8	—	17,148	17,148
Kentucky	Airports	5	—	5	20,560	—	20,560
Louisiana	Airport and New Orleans	1	37	38	1,302	18,126	19,428
Maine	Airports and Portland	3	1	4	3,809	528	4,337
Maryland	Baltimore, Bethesda and Towson	—	14	14	—	6,728	6,728
Massachusetts	Boston, Cambridge, and Worchester	—	118	118	—	37,424	37,424
Michigan	Airports	7	—	7	11,006	—	11,006
Minnesota	Airport, Minneapolis and St. Paul	1	38	39	555	14,640	15,195
Missouri	Airports and Kansas City	8	126	134	24,238	35,001	59,239
Montana	Airports	7	—	7	3,674	—	3,674
Nebraska	Airports	2	—	2	1,307	—	1,307
Nevada	Las Vegas and Reno	—	7	7	—	1,198	1,198
New Jersey	Upper Montclair	—	10	10	—	5,063	5,063
New Mexico	Airports	1	—	1	—	—	—
New York	Airports, Buffalo and Rochester	6	50	56	10,380	32,321	42,701
North Carolina	Charlotte	—	1	1	—	818	818
North Dakota	Airports	2	—	2	1,415	—	1,415
Ohio	Airports, Akron, Cleveland, Cincinnati, Columbus and Toledo	5	143	148	9,970	100,341	110,311
Ontario	North York and Toronto	—	44	44	—	36,321	36,321
Oregon	Airports	5	—	5	16,738	—	16,738
Pennsylvania	Airports	2	—	2	2,105	—	2,105
Rhode Island	Providence	—	2	2	—	4,845	4,845
South Dakota	Airports	3	—	3	1,909	—	1,909
Tennessee	Airports, Memphis and Nashville	2	18	20	649	4,260	4,909
Texas	Airports, Dallas, Forth Worth and Houston	3	81	84	3,165	79,450	82,615
Utah	Salt Lake City	—	1	1	—	2,620	2,620
Vermont	Burlington	—	1	1	—	560	560
Virginia	Airports, Alexandria, Richmond and Virginia Beach	1	65	66	1,216	38,762	39,978
Washington	Airports, Seattle, and Bellingham	2	66	68	822	10,666	11,488
Wisconsin	Airports and Milwaukee	3	14	17	3,868	3,762	7,630
Wyoming	Casper	—	1	1	—	1,200	1,200
	Totals	118	1,860	1,978	199,116	902,560	1,101,676

We have interests in 13 joint ventures, each of which operates between one and 22 parking facilities. We are the general partner of three limited partnerships, each of which operates between one and nine parking facilities. For additional information, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Operating Facilities.”

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2006.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Market under the symbol “STAN”. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on the NASDAQ Global Market and its predecessor.

	2006			2005
	Sales Price		Cash Dividends	Sales Price		Cash Dividends
Quarter Ended	High	Low	Declared	High	Low	Declared
March 31	$27.87	$19.20	—	$16.00	$14.10	—
June 30	$30.05	$25.74	—	$17.27	$13.80	—
September 30	$34.39	$27.61	—	$19.40	$15.90	—
December 31	$40.01	$31.32	—	$20.05	$18.02	—

As of March 5, 2007, there were approximately 2,637 holders of our common stock, based on the number of record holders of our common stock and an estimate of the number of individual participants represented by security position listings.

We did not pay a cash dividend in respect of our common stock in 2006 or 2005. By the terms of our senior credit facility, we are restricted from paying cash dividends on our capital stock while such facility is in effect.

In 2006, we redeemed from AP Holdings, Inc., our former parent, all of our issued and authorized Series D 18% preferred stock, which consisted of ten shares. The purchase price for the Series D preferred stock was $1.4 thousand, which included a redemption premium and accrued dividends.

There are no restrictions on the ability of our wholly owned subsidiaries to pay cash dividends to us.

Plan Category	Number of securities to be based upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by securities holders	510,532	$8.90	383,344
Equity compensation plans not approved by securities holders	—	—	—
Total	510,532	$8.90	383,344

ITEM 6.                SELECTED FINANCIAL DATA

The following table presents selected historical consolidated financial data as of December 31, 2006, 2005 and 2004, derived from our audited consolidated financial statements, which are included elsewhere herein. The table also presents selected historical consolidated financial data as of December 31, 2003 and 2002 derived from our audited consolidated financial statements, which are not included herein. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Result of Operations” and the historical consolidated financial statements and notes thereto for years 2006, 2005 and 2004 which are included elsewhere herein. The historical results do not necessarily indicate results expected for any future period.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	($ in thousands)
Statement of Operations Data:
Parking services revenue:
Lease contracts	$153,336	$154,099	$148,752	$138,681	$142,376
Management contracts	106,554	93,876	83,712	76,613	78,029
Reimbursement of management contract expense	346,055	338,679	331,171	330,243	326,146
Total revenue(1)	605,945	586,654	563,635	545,537	546,551
Cost of parking services:
Lease contracts	139,043	141,037	134,548	125,153	128,871
Management contracts	44,990	37,101	34,029	29,439	35,201
Reimbursed management contract expense	346,055	338,679	331,171	330,243	326,146
Total cost of parking services(1)	530,088	516,817	499,748	484,835	490,218
Gross profit:
Lease contracts	14,293	13,062	14,204	13,528	13,505
Management contracts	61,564	56,775	49,683	47,174	42,828
Total gross profit	75,857	69,837	63,887	60,702	56,333
General and administrative	41,228	38,922	33,470	32,907	30,309
Depreciation and amortization	5,638	6,427	6,957	7,501	7,554
Special charges	—	—	—	1,055	2,897
Management fee-parent company	—	—	1,500	3,000	3,000
Non-cash stock option compensation expense	—	—	2,299	—	—
Valuation allowance related to long-term receivables	—	900	—	2,650	—
Operating income	28,991	23,588	19,661	13,589	12,573
Interest expense	8,296	9,398	13,369	16,797	16,246
Interest income	(552)	(841)	(534)	(238)	(281)
Gain on extinguishment of debt	—	—	(3,832)	(1,757)	—
Minority interest	376	326	349	357	180
Income tax expense (benefit)(2)	(14,880)	(14)	(112)	411	252
Net income (loss) before preferred stock dividends and increase in value of common stock subject to put/call	35,751	14,719	10,421	(1,981)	(3,824)
Preferred stock dividends	—	—	(7,243)	(15,630)	(13,540)
Increase in value of common stock subject to put/call	—	—	(538)	(1,242)	(970)
Net income (loss)	$35,751	$14,719	$2,640	$(18,853)	(18,334)
Balance Sheet Data (at end of year):
Cash and cash equivalents	$8,058	$10,777	$10,360	$8,470	$6,153
Working capital deficiency	(6,448)	(9,428)	(8,115)	(9,243)	(9,143)
Total assets	212,528	201,353	195,102	189,585	190,950
Total debt	85,665	92,108	109,750	161,079	166,173
Convertible redeemable preferred stock, series D	—	1	1	56,399	47,224
Redeemable preferred stock, series C	—	—	—	60,389	56,347
Common stock subject to put/call rights	—	—	—	10,712	9,470
Common stockholders’ equity (deficit)	41,253	24,412	15,339	(166,002)	(147,560)

(1)             Restated to include reimbursable management contract expense in accordance with a new accounting standard (EITF 01-14) adopted during the second quarter ended June 30, 2002.

(2)             2006 results include a reduction in the valuation allowance for net operating loss carryforwards and other deferred tax assets of $23,924.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our results of operations should be read in conjunction with the “Selected Financial Data” and our consolidated financial statements and the related notes included elsewhere herein. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth in Item 1A “Risk Factors” and elsewhere herein.

Overview

Our Business

We manage parking facilities in urban markets and at airports across the United States and in three Canadian provinces. We do not own any facilities, but instead enter into contractual relationships with property owners or managers.

We operate our clients’ parking properties through two types of arrangements: management contracts and leases. Under a management contract, we typically receive a base monthly fee for managing the facility, and we may also receive an incentive fee based on the achievement of facility performance objectives. We also receive fees for ancillary services. Typically, all of the underlying revenues and expenses under a standard management contract flow through to our clients rather than to us. However, some management contracts, which are referred to as “reverse” management contracts, usually provide for larger management fees and require us to pay various costs. Under lease arrangements, we generally pay to the property owner either a fixed annual rent, a percentage of gross customer collections or a combination thereof. We collect all revenues under lease arrangements and we are responsible for most operating expenses, but we are typically not responsible for major maintenance, capital expenditures or real estate taxes. Margins for lease contracts vary significantly, not only due to operating performance, but also due to variability of parking rates in different cities and varying space utilization by parking facility type and location. As of December 31, 2006, we operated 88% of our locations under management contracts and 12% under leases.

In evaluating our financial condition and operating performance, management’s primary focus is on our gross profit, total general and administrative expense and general and administrative expense as a percentage of our gross profit. Although the underlying economics to us of management contracts and leases are similar, the manner in which we are required to account for them differs. Revenue from leases includes all gross customer collections derived from our leased locations (net of parking tax), whereas revenue from management contracts only includes our contractually agreed upon management fees and amounts attributable to ancillary services. Gross customer collections at facilities under management contracts, therefore, are not included in our revenue. Accordingly, while a change in the proportion of our operating agreements that are structured as leases versus management contracts may cause significant fluctuations in reported revenue and expense of parking services, that change will not artificially affect our gross profit. For example, as of December 31, 2006, 88% of our locations were operated under management contracts and 81% of our gross profit for the year ended December 31, 2006 was derived from management contracts. Only 41% of total revenue (excluding reimbursement of management contract expenses), however, was from management contracts because under those contracts the revenue collected from parking customers belongs to our clients. Therefore, gross profit and total general and administrative expense, rather than revenue, are management’s primary focus.

General Business Trends

We believe that sophisticated commercial real estate developers and property managers and owners recognize the potential for parking and related services to be a profit generator rather than a cost center.

Often, the parking experience makes both the first and the last impressions on their properties’ tenants and visitors. By outsourcing these services, they are able to capture additional profit by leveraging the unique operational skills and controls that an experienced parking management company can offer. Our ability to consistently deliver a uniformly high level of parking and related services and maximize the profit to our clients improves our ability to win contracts and retain existing locations. Our retention rate for the twelve month periods ended December 31, 2006 and December 31, 2005 was 91%, which also reflects our decision not to renew, or to terminate, unprofitable contracts.

We are also experiencing an increase in our ability to leverage existing relationships to increase the scope of services provided, thereby increasing the profit per location. For the year ended December 31, 2006 compared to the year ended December 31, 2005, we improved average gross profit per location by 4.7% from $36.6 thousand to $38.4 thousand.

Summary of Operating Facilities

We focus our operations in core markets where a concentration of locations improves customer service levels and operating margins. The following table reflects our facilities operated at the end of the years indicated:

	December 31, 2006	December 31, 2005	December 31, 2004
Managed facilities	1,733	1,643	1,591
Leased facilities	245	263	295
Total facilities	1,978	1,906	1,886

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

Management Fee

We recorded no management fee to AP Holdings, our former parent, in 2006 and 2005. The fee was terminated upon the closing of the initial public offering in June 2004. We recorded $1.5 million in management fees for the year ended December 31, 2004.

Valuation Allowance Related to Long-Term Receivables

Valuation allowance related to long-term receivables is recorded when there is an extended length of time estimated for collection of long-term receivables.

Seasonality

During the first quarter of each year, seasonality impacts our performance with regard to moderating revenues, with the reduced levels of travel most clearly reflected in the parking activity associated with our airport and hotel businesses as well as increases in certain costs of parking services, such as snow removal, both of which negatively affect gross profit. Although our revenues and profitability are affected by the seasonality of the business, general and administrative costs are relatively stable throughout the fiscal year. See Item 6, “Selected Financial Data”, for further information.

Results of Operations

Hurricane Katrina

We have a claim for $6.0 million, which consists of $3.0 million for property damage and $3.0 million for business interruption. The settlement of the claim has not been finalized, however, as of January 2007 we have received partial payments from the insurance carrier totaling $2.0 million. We are required to reimburse the owners of the leased and managed locations for property damage of $2.2 million, of which $0.5 million was accrued for as of December 31, 2005 and the remaining $1.7 million accrued for as of December 31, 2006. For the year ended December 31, 2006, we also recorded $0.3 million for the recovery from insurers of recognized losses on nonmonetary assets, which have been reflected as a reduction in cost of sales.

Fiscal 2006 Compared to Fiscal 2005

Parking services revenue—lease contracts.   Lease contract revenue decreased $0.8 million, or 0.5%, to $153.3 million for the year ended December 31, 2006, compared to $154.1 million in the year-ago period. This decrease resulted from a reductions in revenue related to contract expirations of $15.2 million, offset by an increase of $7.3 million in revenues from new locations and an increase in same location revenue of $7.1 million. The increase in same location revenue was due to increases in short-term parking revenue of $4.4 million, or 5.3%, and an increase in monthly parking revenue of $2.7 million, or 6.6%.

Parking services revenue—management contracts.   Management contract revenue increased $12.7 million, or 13.5%, to $106.6 million for the year ended December 31, 2006, compared to $93.9 million in the year-ago period. This increase resulted from an increase of $11.4 million in revenues from new locations that was partially offset by reductions in revenue attributable to contract expirations of $4.9 million and an increase in same location revenue of $6.2 million. The increase in same location revenue was primarily due to additional fees from reverse management locations and ancillary services.

Reimbursement of management contract expense.   Reimbursement of management contract expenses increased $7.4 million, or 2.2%, to $346.1 million for the year ended December 31, 2006, compared to $338.7 million for the year-ago period. This increase resulted from additional reimbursements for costs incurred on the behalf of owners.

Cost of parking services—lease contracts.   Cost of parking services for lease contracts decreased $2.0 million, or 1.4%, to $139.0 million for the year ended December 31, 2006, compared to $141.0 million in the year-ago period. This decrease resulted from reductions in costs attributable to contract expirations of $17.1 million that was partially offset by an increase in costs from new locations of $8.1 million and an increase in same location costs of $7.0 million. The increase in same location costs was due to increases in rent expense of $6.0 million, or 7.1%, due to percentage rental payments from increased revenue, $1.2 million, or 9.0% for increases in payroll and payroll related expenses, partially offset by a decrease in other operating costs of $0.2 million.

Cost of parking services—management contracts.   Cost of parking services for management contracts increased $7.9 million, or 21.3%, to $45.0 million for the year ended December 31, 2006, compared to $37.1 million in the year-ago period. This increase resulted from an increase of $8.9 million in costs from new reverse management locations and an increase in same location costs of $2.7 million that was partially offset by reductions in costs attributable to contract expirations of $3.7 million.. The increase in same location costs was due to increases in payroll and payroll related costs of $3.0 million, partially offset by decreases attributable to operating expenses on our reverse management locations of $0.3 million, or 3.4%.

Reimbursed management contract expense.   Reimbursed management contract expenses increased $7.4 million, or 2.2%, to $346.1 million for the year ended December 31, 2006, compared to $338.7 million for the year-ago period. This increase resulted from additional reimbursed costs incurred on the behalf of owners.

Gross profit—lease contracts.   Gross profit for lease contracts increased $1.2 million, or 9.4%, to $14.3 million for the year ended December 31, 2006, compared to $13.1 million for the year-ago period. Gross margin for lease contracts increased to 9.3% at December 31, 2006, compared to 8.5% for the year-ago period. This margin increase was due to decreases in costs related to contract expirations.

Gross profit—management contracts.   Gross profit for management contracts increased $4.8 million, or 8.4%, to $61.6 million for the year ended December 31, 2006, compared to $56.8 million for the year-ago period. Gross margin for management contracts decreased to 57.8% for the year ended December 31, 2006, compared to 60.5% for the year-ago period. This decrease was primarily due to increases in costs from new reverse management locations.

General and administrative.   General and administrative expenses increased $2.3 million, or 5.9%, to $41.2 million for the year ended December 31, 2006, compared to $38.9 million for the year-ago period. This increase resulted primarily from increases in payroll and payroll related expenses of $2.4 million, $0.5 million related to the adoption of FAS 123R, Sound Parking operations of $0.5 million, partially offset by a reduction in legal fees of $0.5 million, accounting and audit fees of $0.2 million, outsourcing related to our IT function of $0.2 million and other operating expenses of $0.2 million.

Valuation allowance related to long-term receivables.   We recorded no additional valuation allowance related to long term receivables for the year ended December 31, 2006, compared to $0.9 million in the year-ago period. The valuation allowance in 2005 related to a long-term receivable for a facility in Minnesota where a breakdown in negotiations to restructure the contract had occurred. The allowance for the entire outstanding receivable was recorded due to the uncertainty of future collection. The contract expired on May 31, 2006 and we have not received any collections on the outstanding amounts. The allowance was written off in 2006.

Interest expense.   Interest expense decreased $1.1 million, or 11.7%, to $8.3 million for the year ended December 31, 2006, compared to $9.4 million for the year-ago period. This decrease resulted primarily from the redemption of the 9 1/4% Senior Subordinated Notes and the refinancing of our senior credit facility.

Interest income.   Interest income decreased $0.2 million, or 34.4%, to $0.6 million for the year ended December 31, 2006, compared to $0.8 million for the year-ago period. The decrease resulted primarily from reduction of repayments received in 2006 for interest bearing guarantor payments related to Bradley International Airport.

Income tax benefit.   Income tax benefit increased $14.9 million, to $14.9 for the year ended December 31, 2006, compared to $14 thousand for the year-ago period. The year ended December 31, 2006 reflects the recognition of a reduction of the valuation allowance for the deferred tax assets of $23.9 million offset by $9.0 million of current and deferred tax expense. We concluded in the fourth quarter of 2006 that certain net operating loss carryforwards and other deferred tax assets are more likely than not to be realized and accordingly, reduced the valuation allowance by the amount we considered recoverable.

Fiscal 2005 Compared to Fiscal 2004

Hurricane Katrina

Our operations were impacted by Hurricane Katrina during the year ended December 31, 2005 compared to the year ended December 31, 2004. The impact was a $1.2 million reduction in net income compared to the year-ago period and the recording of a $0.5 million provision to cover the deductible portion of our casualty insurance program that we expect to incur in connection with the hurricane related insurance claim that we filed.

Parking services revenue—lease contracts.   Lease contract revenue increased $5.3 million, net of $2.1 million attributable to Katrina, or 3.6%, to $154.1 million for the year ended December 31, 2005, compared to $148.8 million in the year-ago period. This increase resulted from an increase in same location revenue of $5.7 million, an increase of $13.5 million in revenues from new locations that was offset by reductions in revenue related to contract expirations of $13.9 million. The increase in some location revenue was due to increases in short-term parking revenue of $4.8 million, or 6.2%, and an increase in monthly parking revenue and other of $0.9 million, or 2.2%.

Parking services revenue—management contracts.   Management contract revenue increased $10.2 million, net of $0.2 million attributable to Katrina, or 12.1%, to $93.9 million for the year ended December 31, 2005, compared to $83.7 million in the year-ago period. This increase resulted from an increase of $8.9 million in revenues from new locations that was offset by reductions in revenue attributable to contract expirations of $6.3 million and an increase in same location revenue of $7.6 million. The increase in same location revenue was primarily due to additional fees from reverse management locations and ancillary services.

Reimbursement of management contract expense.   Reimbursement of management contract expenses increased $7.5 million, or 2.3%, to $338.7 million for the year ended December 31, 2005, compared to $331.2 million for the year-ago period. This increase resulted from additional reimbursements for costs incurred on the behalf of owners.

Cost of parking services—lease contracts.   Cost of parking services for lease contracts increased $6.5 million, net of a benefit of $0.7 million attributable to Katrina, or 4.8%, to $141.0 million for the year ended December 31, 2005, compared to $134.5 million in the year-ago period. This increase resulted from an increase of $13.2 million in costs from new locations that was offset by reductions in costs attributable to contract expirations of $12.8 million and an increase in same location costs of $6.1 million. The increase in same location revenue was due to increases in rent expense of $4.2 million, or 5.3%, due to percentage rental payments from increased revenue, $1.4 million, or 5.5% for increases in other operating costs and $0.5 million for a provision for the deductible portion of our casualty loss related to the impact of Katrina.

Cost of parking services—management contracts.   Cost of parking services for management contracts increased $3.1 million, or 9.0%, to $37.1 million for the year ended December 31, 2005, compared to $34.0 million in the year-ago period. This increase resulted from an increase of $6.1 million in costs from new locations that was partially offset by reductions in costs attributable to contract expirations of $4.4 million and an increase in same location costs of $1.4 million. The increase in same location revenue was due to increases attributable to operating expenses on our reverse management locations of $1.4 million, or 3.4%, and increases in other operating expenses of $0.3 million, offset by a net reduction of $0.3 million in compensation and benefits.

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

General and administrative.   General and administrative expenses increased $5.5 million, or 16.3%, to $38.9 million for the year ended December 31, 2005, compared to $33.4 million for the year-ago period. This increase resulted primarily from increases in consulting and accounting fees incurred for regulation 404 certification of $0.8 million, professional fees and due diligence related to mergers and acquisitions of $0.6 million, a previously announced one-time bonus to executive management of $0.3 million and increases in payroll, payroll related expenses, and other costs of $3.2 million.

Management fee—parent company.   We recorded no management fee to AP Holdings, our former parent, in 2005. The fee was terminated upon the closing of the initial public offering in June 2004. We recorded $1.5 million in management fees for the year ended December 31, 2004.

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

Unaudited Quarterly Results

The following table sets forth our unaudited quarterly consolidated statement of income data for the years ended December 31, 2006 and December 31, 2005. The unaudited quarterly information has been prepared on the same basis as the annual financial information and, in management’s opinion, includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information for the quarters presented. Historically, our revenues and operating results have varied from quarter to quarter and are expected to continue to fluctuate in the future. These fluctuations have been due to a number of factors, including: general economic conditions in our markets; additions of contracts; expiration and termination of contracts; conversion of lease contracts to management contracts; conversion of management contracts to lease contracts and changes in terms of contracts that are retained. The operating results for any historical quarter are not necessarily indicative of results for any future period.

	2006 Quarters Ended				2005 Quarters Ended
	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
	(unaudited)				(unaudited)
($ in thousands)
Parking services revenue:

Lease contracts	$38,354	$38,677	$38,200	$38,105	$38,727	$39,140	$38,659	$37,573
Management contracts	25,237	26,220	27,542	27,555	21,817	23,315	24,347	24,397
Reimbursement of management contract expense	88,040	82,897	86,915	88,203	82,532	84,903	85,253	85,991
Total revenue	151,631	147,794	152,657	153,863	143,076	147,358	148,259	147,961
Cost of parking services:
Lease contracts	34,804	34,862	34,765	34,612	35,371	35,330	35,546	34,790
Management contracts	10,023	11,212	11,758	11,997	9,179	9,578	10,034	8,310
Reimbursed management contract expense	88,040	82,897	86,915	88,203	82,532	84,903	85,253	85,991
Total cost of parking services	132,867	128,971	133,438	134,812	127,082	129,811	130,833	129,091
Gross profit:
Lease contracts	3,550	3,815	3,435	3,493	3,356	3,810	3,113	2,783
Management contracts	15,214	15,008	15,784	15,558	12.638	13,737	14,313	16,087
Total gross profit	18,764	18,823	19,219	19,051	15,994	17,547	17,426	18,870
General and administrative expense	10,681	10,053	10,393	10,101	9,094	9,210	9,937	10,681
Depreciation and amortization	1,445	1,525	1,438	1,230	1,464	1,493	1,814	1,656
Valuation allowance related to long-term receivables	—	—	—	—	900	—	—	—
Operating income	6,638	7,245	7,388	7,720	4,536	6,844	5,675	6,533
Other expense (income):
Interest expense	2,186	2,194	2,161	1,755	2,384	2,463	2,234	2,317
Interest income	(74)	(70)	(235)	(173)	(77)	(77)	(63)	(624)
	2,112	2,124	1,926	1,582	2,307	2,386	2,171	1,693
Income before minority interest expense and income taxes	4,526	5,121	5,462	6,138	2,229	4,458	3,504	4,840
Minority interest	124	74	113	65	121	87	62	56
Income tax expense (benefit)	598	682	821	(16,981)	17	108	(799)	660
Net income	$3,804	$4,365	$4,528	$23,054	$2,091	$4,263	$4,241	$4,124
Common Stock Data:
Net income per common share:
Basic	.38	.44	.46	2.34	.20	.41	.42	.41
Diluted	.37	.43	.44	2.28	.19	.40	.40	.39
Weighted average common shares outstanding:
Basic	10,121,869	10,006,370	9,948,454	9,857,878	10,457,155	10,288,457	10,191,044	10,126,482
Diluted	10,377,057	10,267,312	10,217,861	10,122,808	10,727,044	10,567,468	10,496,786	10,450,360

(1)                During the fourth quarter of 2006 we recorded a reduction in the valuation allowance for net operating loss carryforwards and other deferred tax assets of $23,924.

Liquidity and Capital Resources

Outstanding Indebtedness

On December 31, 2006, we had total indebtedness of approximately $85.7 million, a reduction of $6.4 million from December 31, 2005. The $85.7 million includes:

•       $77.1 million under our senior credit facility; and

•       $8.6 million of other debt including capital lease obligations and obligations on seller notes and other indebtedness.

We believe that our cash flow from operations, combined with available borrowing capacity under our senior credit facility, which amounted to $35.1 million at December 31, 2006, will be sufficient to enable us to pay our indebtedness, or to fund other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before their respective maturities. We believe that we will be able to refinance our indebtedness on commercially reasonable terms.

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

At December 31, 2006, we were in compliance with all of our covenants.

The weighted average interest rate on our Senior Credit Facility at December 31, 2006 and 2005 was 5.9% and 4.4%, respectively. The rate includes all outstanding LIBOR contracts, interest rate cap effect and letters of credit. The weighted average interest rate on outstanding borrowings, not including letters of credit, was 7.2% and 5.6% at December 31, 2006 and 2005, respectively.

At December 31, 2006, we had $22.8 million letters of credit outstanding under the senior credit facility, borrowings against the senior credit facility aggregated $77.1 million and we had $35.1 million available under the senior credit facility.

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

To meet this objective, we entered into two interest rate cap transactions with LaSalle Bank National Association (“LaSalle”) in 2005, allowing us to continue to take advantage of LIBOR based pricing under our Credit Agreement while hedging our interest rate exposure on a portion of our borrowings under the Credit Agreement (“Rate Cap Transactions”). Under each Rate Cap Transaction, we receive payments from LaSalle at the end of each quarterly period to the extent that the prevailing three month LIBOR during that period exceeded our cap rate. The first Rate Cap Transaction capped our LIBOR rate on a $30.0 million principal balance at 2.5% for a total of 18 months, which matured on July 12, 2006, and for which we recognized a gain of $0.3 million over the life of the cap. For the years ended December 31, 2006 and 2005, we recognized a gain of $0.2 million and $0.1 million, respectively, both of which were reported as a reduction of interest expense in the Consolidated Statement of Earnings. The second Rate Cap Transaction capped our LIBOR rate on a $15.0 million principal balance at 2.5% for a total of nine months, which matured on October 12, 2005, and for which we recognized a gain of $18 thousand that was reported as a reduction of interest expense in the Consolidated Statement of Earnings for the year ended December 31, 2005. Each Rate Cap Transaction began as of January 12, 2005 and settled each quarter on a date that coincided with our quarterly interest payment dates under the credit agreement.

In 2006 we entered into a third interest rate cap transaction with LaSalle, which allows us to limit our exposure on a portion of our borrowings under the Credit Agreement (“Rate Cap Transaction”). Under the third Rate Cap Transaction, we will receive payments from LaSalle each quarterly period to the extent that the prevailing three month LIBOR during that period exceeds our cap rate of 5.75%. The third Rate Cap Transaction caps our LIBOR interest rate on a notional amount of $50.0 million at 5.75% for a total of 36 months. The Rate Cap Transaction began as of August 4, 2006 and settles each quarter on a date that coincides with our quarterly interest payment dates under the credit agreement.

At December 31, 2006, the $50.0 million Rate Cap Transaction is reported at its fair value of $0.1 million and is included in prepaid expenses and other assets on the consolidated balance sheet. Total changes in fair value of the Rate Cap Transaction have been $0.2 million and have been reflected in accumulated other comprehensive income on the consolidated balance sheet. $42 thousand of this change has been recorded as an increase of interest expense in the consolidated statement of income for the year ended December 31, 2006.

We do not enter into derivative instruments for any purpose other than cash flow hedging purposes.

Stock Repurchases

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

In October 2006, the Board of Directors increased the authorization to repurchase shares of our common stock, on the open market or through private purchases, to $20.0 million. We repurchased certain shares in open market transactions from time to time and our majority shareholder agreed in each case to sell shares equal to its pro-rata ownership at the same price paid by us in each open market purchase. During the fourth quarter we repurchased 180,051 shares at an average price of $37.93 per share on the open market. Our majority shareholder sold to us 189,596 shares in the fourth quarter at an average price of $37.90 per share. The total value of the fourth quarter transactions was $14.0 million. 353,547 shares were retired in December 2006 and the remaining 16,100 shares were held as treasury stock and retired in January 2007. The fourth quarter purchases completed the increased repurchase program authorized by the Board of Directors in October 2006.

On March 2005, the Board of Directors authorized us to repurchase shares of our common stock for a value not to exceed $6.0 million. We repurchased certain shares in open market transactions from time to time and our majority shareholder agreed in each case to sell shares equal to its pro-rata ownership at the same price by us in each open market purchase. On March 15, 2005, we repurchased 93,170 shares at $15.60 per share on the open market. Our majority shareholder sold to us 99,136 shares at $15.60 per share. The total value of the transaction was approximately $3.0 million.

During the second quarter of 2005 we repurchased 43,786 shares at an average price of $16.88 per share on the open market. Our majority shareholder sold to us 32,956 shares in the second quarter at an average price of $16.93 per share. The total value of the 2005 second quarter transactions was $1.3 million.

During the third quarter of 2005 we repurchased 39,735 shares at an average price of $18.17 per share on the open market. Our majority shareholder sold to us 52,921 shares in the third quarter at an average price of $17.79 per share. The total value of the third quarter transactions was $1.7 million. The 2005 third quarter purchases completed the repurchase program authorized by the Board of Directors on March 4, 2005.

The Company retired the total 361,704 shares it purchased during the year ended December 31, 2005.

Letters of Credit

At December 31, 2006, we provided letters of credit totaling $22.4 million to our casualty insurance carriers to collateralize our casualty insurance program.

As of December 31, 2006, we provided $0.4 million in letters of credit to collateralize other programs.

Deficiency Payments

Pursuant to our obligations with respect to the parking garage operations at Bradley International Airport, we are required to make certain payments for the benefit of the State of Connecticut and for holders of special facility revenue bonds. The deficiency payments represent contingent interest bearing advances to the trustee to cover operating cash flow requirements. The payments, if any, are recorded as a receivable by us for which we are reimbursed from time to time as provided in the trust agreement. As of December 31, 2006 we have advanced to the trustee $4.3 million, net of reimbursements. We believe these advances to be fully recoverable and therefore have not recorded a valuation allowance for them. We do not guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.

We received repayments (net of deficiency payments) of $0.6 million in the year ended December 31, 2006 compared to $1.5 million in the year ended December 31, 2005. (See Note O)

Capital Leases

We incurred $3.6 million in new capital lease obligations for the year ended December 31, 2006, compared to $2.6 million for the year ended December 31, 2005.

Lease Commitments

We have minimum lease commitments of $33.0 million for fiscal 2007. The leased properties generate sufficient cash flow to meet the base rent payment.

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

Our average investment in working capital depends on our contract mix. For example, an increase in contracts that require all cash deposited in our bank accounts reduces our investment in working capital and improves our liquidity. During 2006 and 2005, there were no material changes in these types of contracts. In addition, our clients may accelerate monthly distributions to them and have an estimated distribution occur in the current month. During 2006 and 2005, there were no material changes in the timing of current month distributions.

Our liquidity also fluctuates on an intra-month and intra-year basis depending on the contract mix and timing of significant cash payments. Additionally, our ability to utilize cash deposited into our local accounts is dependent upon the availability and movement of that cash into our corporate account. For all these reasons, we, from time to time, carry a significant cash balance, while also utilizing our senior credit facility.

Net Cash Provided by Operating Activities

Net cash provided by operating activities totaled $28.8 million for 2006, compared to $31.4 million for 2005. Cash provided during 2006 included $26.4 million from operations, a net increase in operating assets and liabilities of $2.4 million due primarily to an increase in accounts payable of $2.0 million and a decrease of $0.7 million in accounts receivable, which was partially offset by an increase of $0.3 million in prepaid expenses.

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

Net Cash Used in Investing Activities

Net cash used in investing activities totaled $2.3 million in 2006 compared to $5.1 million in 2005. Cash used in investing activities for 2006 included capital expenditures of $2.2 million for capital investments needed to secure and/or extend leased facilities, investment in information system enhancements and infrastructure and $0.3 million for contingent payments on previously acquired contracts, which was partially offset by $0.2 million of proceeds from the sale of assets.

Net cash used in investing activities totaled $5.1 million in 2005 compared to $2.0 million in 2004. Cash used in investing for 2005 included capital expenditures of $4.8 million for capital investments needed to secure and/or extend leased facilities, investment in information system enhancements and infrastructure and $0.3 million for contingent payments on previously acquired contracts.

Net Cash Used in Financing Activities

Net cash used in financing activities totaled $29.3 million in 2006 compared to $26.1 million in 2005. Net cash used in financing activities for 2006 included $20.0 million to repurchase our common stock, $48.9 million for the redemption of the 9 1/4% Senior Subordinated Notes, $2.5 million for payments on capital leases, $0.7 million on debt issuance costs and $1.2 million for cash used on joint venture and other long-term borrowings, which was partially offset by $0.5 million in proceeds from the exercise of stock options and $43.5 million in proceeds from the senior credit facility.

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

Cash and Cash Equivalents

We had cash and cash equivalents of $8.1 million at December 31, 2006, compared to $10.8 million at December 31, 2005 and $10.4 million at December 31, 2004.

Summary Disclosures About Contractual Obligations and Commercial Commitments

The following summarizes certain of our contractual obligations at December 31, 2006 and the effect such obligations are expected to have on our liquidity and cash flow in future periods. The nature of our business is to manage parking facilities. As a result, we do not have significant short-term purchase obligations.

		Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	($ in thousands)
Long-term debt(1)	$106,557	$6,331	$18,705	$80,473	$1,048
Operating leases(2)	97,440	31,001	39,941	12,770	13,728
Capital leases(3)	7,311	2,549	3,066	1,292	404
Other long-term liabilities(4)	27,250	5,329	12,844	3,389	5,688
Letters of credit(5)	22,795	2,518	6,229	13,637	411
Total	$261,353	$47,728	$80,785	$111,561	$21,279

(1)          Represents principal amounts and interest. See Note F to our consolidated financial statements.

(2)          Represents minimum rental commitments, excluding contingent rent provisions under all non-cancelable leases.

(3)          Represents principal amounts and interest on capital lease obligations. See Note M to our consolidated financial statements.

(4)          Represents deferred compensation, customer deposits, insurance claims, sales tax on capital leases and deferred partnership fees.

(5)          Represents amount of currently issued letters of credit at their maturities.

In addition we made contingent earnout payments of $0.3 million, $0.3 million and $0.6 million for the years ended 2006, 2005 and 2004, respectively, and we made deficiency payments related to Bradley of $0.4 million, $0.5 million and $2.0 million for the years ended 2006, 2005 and 2004, respectively. No amounts have been included on the above schedule related to those payments for future periods as the amounts, if any, are not presently determinable.

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

Impairment of Long-Lived Assets and Goodwill

As of December 31, 2006, our net long-lived assets were comprised primarily of $14.2 million of property, equipment and leasehold improvements and $2.7 million of contract and lease rights. In accounting for our long-lived assets, other than goodwill, we apply the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” Beginning January 1, 2002, we account for goodwill and other intangible assets under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” As of December 31, 2006, we had $119.1 million of goodwill.

The determination and measurement of an impairment loss under these accounting standards require the significant use of judgment and estimates. The determination of fair value of these assets utilizes cash flow projections that assume certain future revenue and cost levels, assumed discount rates based upon current market conditions and other valuation factors, all of which involve the use of significant judgment and estimation. For the years ended December 31, 2006 and December 31, 2005 we were not required to record any impairment charges related to long-lived assets or to goodwill. Future events may indicate differences from our judgments and estimates which could, in turn, result in impairment charges in the future. Future events that may result in impairment charges include increases in interest rates, which would impact discount rates, unfavorable economic conditions or other factors which could decrease revenues and profitability of existing locations and changes in the cost structure of existing facilities. Factors that could potentially have an unfavorable economic effect on our judgments and estimates include, among others: changes imposed by governmental and regulatory agencies, such as property condemnations and assessment of parking-related taxes; construction or other events that could change traffic patterns; and terrorism or other catastrophic events.

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

Income Taxes

We use the asset and liability method of SFAS No. 109, Accounting for Income Taxes, to account for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We have certain net operating loss carry forwards which expire between 2018 and 2024. Our ability to fully utilize these net operating losses to offset taxable income is limited due to the change in ownership resulting from the initial public offering (Internal Revenue Code Section 382). We consider a number of factors in our assessment of the recoverability of our net operating loss carryforwards including their expiration dates, the limitations imposed due to the change in ownership as well as future projections of income. Future changes in our operating performance along with these considerations may significantly impact the amount of net operating losses ultimately recovered, and our assessment of their recoverability.

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

In addition to any litigation that may arise in connection with insured matters, we are subject to various claims and legal proceedings that consist principally of lease and contract disputes. We consider these claims and legal proceedings to be routine and incidental to our business, and in the opinion of management, the ultimate liability with respect to these proceedings and claims will not materially affect our financial position, operations or liquidity.

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

To meet this objective, we entered into two interest rate cap transactions with LaSalle Bank National Association (“LaSalle”) in 2005, allowing us to continue to take advantage of LIBOR based pricing under our Credit Agreement while hedging our interest rate exposure on a portion of our borrowings under the Credit Agreement (“Rate Cap Transactions”). Under each Rate Cap Transaction, we receive payments from LaSalle at the end of each quarterly period to the extent that the prevailing three month LIBOR during that period exceeded our cap rate. The first Rate Cap Transaction capped our LIBOR rate on a $30.0 million principal balance at 2.5% for a total of 18 months, which matured on July 12, 2006, and for which we recognized a gain of $0.3 million over the life of the cap. For the years ended December 31, 2006 and 2005, we recognized a gain of $0.2 million and $0.1 million, respectively, both of which were reported as a reduction of interest expense in the Consolidated Statement of Earnings. The second Rate Cap Transaction capped our LIBOR rate on a $15.0 million principal balance at 2.5% for a total of nine months, which matured on October 12, 2005, and for which we recognized a gain of $18 thousand that was reported as a reduction of interest expense in the Consolidated Statement of Earnings for the year ended December 31, 2005. Each Rate Cap Transaction began as of January 12, 2005 and settled each quarter on a date that coincided with our quarterly interest payment dates under the credit agreement.

In 2006 we entered into a third interest rate cap transaction with LaSalle, which allows us to limit our exposure on a portion of our borrowings under the Credit Agreement (“Rate Cap Transaction”). Under the third Rate Cap Transaction, we will receive payments from LaSalle each quarterly period to the extent that the prevailing three month LIBOR during that period exceeds our cap rate of 5.75%. The third Rate Cap Transaction caps our LIBOR interest rate on a notional amount of $50.0 million at 5.75% for a total of 36 months. The Rate Cap Transaction began as of August 4, 2006 and settles each quarter on a date that coincides with our quarterly interest payment dates under the credit agreement.

At December 31, 2006, the $50.0 million Rate Cap Transaction is reported at its fair value of $0.1 million and is included in prepaid expenses and other assets on the consolidated balance sheet. Total changes in the fair value of the Rate Cap Transaction have been $0.2 million and have been reflected in accumulated other comprehensive income on the consolidated balance sheet. $42 thousand of this change has been recorded as an increase of interest expense in the consolidated statement of income for the year ended December 31, 2006.

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

Foreign Currency Risk

Our exposure to foreign exchange risk is minimal. All foreign investments are denominated in U.S. dollars, with the exception of Canada. We had approximately $1.2 million and $0.1 million of Canadian dollar denominated cash and debt instruments, respectively, at December 31, 2006. We do not hold any hedging instruments related to foreign currency transactions. We monitor foreign currency positions and may enter into certain hedging instruments in the future should we determine that exposure to foreign exchange risk has increased.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item are attached to and are hereby incorporated into this Report.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report, our chief executive officer, chief financial officer, and corporate controller carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our chief executive officer, chief financial officer, and corporate controller concluded that our disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to us (including our consolidated subsidiaries) required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

Changes in Internal Controls Over Financial Reporting

There were no significant changes in our internal controls over financial reporting or any other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of our management, including our chief executive officer, chief financial officer and corporate controller, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework, issued by the Committee on Sponsoring Organization of the Treadway Commission (“COSO Framework”). Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young, LLP, an independent registered certified public accounting firm, as stated in their attestation report, which is included herein.

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

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

		1998	50
James A. Wilhelm

Mr. Wilhelm has served as our president since September 2000, as our chief executive officer and a director since October 2001. Mr. Wilhelm served as executive vice president—operations from March 1998 to September 1999 and he served as senior executive vice president and chief operations officer from September 1999 to August 2000. Mr. Wilhelm joined the predecessors of Standard Parking Corporation in 1985, serving as executive vice president beginning in January 1998. Prior to March 1998, Mr. Wilhelm was responsible for managing the Midwest and Western Regions, which included parking facilities in Chicago and sixteen other cities throughout the United States and Canada. Mr. Wilhelm received his B.A. degree from Northeastern Illinois University in 1976.

		2001	53

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

		2000	51
Thomas L. Hagerman	Mr. Hagerman has served as our executive vice president—operations since July 2004 and as a senior vice president from March 1998 through June 2004. He received his B.A. degree in marketing from The Ohio State University in 1984, and a B.A. degree in business administration and finance from Almeda University in 2004.	2004	46
John Ricchiuto	Mr. Ricchiuto has served as our executive vice president-operations since December 2002. Mr. Ricchiuto joined APCOA, Inc. in 1980 as a management trainee. He served as vice president—Airport Properties Central from 1993 until 1994 and as senior vice president—Airport Properties Central and Eastern United States from 1994 until 2002. Mr. Ricchiuto received his B.S. degree from Bowling Green University in 1979.	2002	50
Robert N. Sacks

Mr. Sacks has served as our executive vice president—general counsel and secretary since March 1998. Mr. Sacks joined APCOA, Inc. in 1988, and served as general counsel and secretary since 1988, as vice president, secretary, and general counsel from 1989, and as senior vice president, secretary and general counsel from 1997 to March 1998. Mr. Sacks has also served as secretary of AP Holdings, Inc. from 1989 to April 2004. Mr. Sacks received his B.A. degree, cum laude, from Northwestern University in 1976 and, in 1979, received his J.D. degree from Suffolk University where he was a member of the Suffolk University Law Review.

		1998	54
Edward E. Simmons	Mr. Simmons has served as executive vice president—operations since August 1999 and as senior vice president-operations from May 1998 to July 1999. Prior to joining our company, Mr. Simmons was president, chief executive officer and co-founder of Executive Parking, Inc. Mr. Simmons is currently a board member of the National Parking Association and the International Parking Institute. Mr. Simmons is a past executive board member of the Parking Association of California.	1999	57

Steven A. Warshauer	Mr. Warshauer has served as our executive vice president—operations since March 1998. Mr. Warshauer joined the Standard Companies in 1982, initially serving as vice president, then becoming senior vice president. Mr. Warshauer received his B.S. Degree from the University of Northern Colorado in 1976 with a major in Accounting.	1998	52
Michael K. Wolf	Mr. Wolf has served as our executive vice president—chief administrative officer and associate general counsel since March 1998. Mr. Wolf served as senior vice president and general counsel of the Standard Parking from 1990 to January 1998 and executive vice president of the Standard Parking since 1998. Mr. Wolf received his B.A. degree in 1971 from the University of Pennsylvania and in 1974 received his J.D. degree from Washington University, where he served as an editor of the Washington University Law Quarterly and was elected to the Order of the Coif.	1998	57

ITEM 11.         EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to all information under the caption entitled “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation,” and “Director Compensation,” included in our Proxy Statement.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to all information under the caption entitled “Beneficial Ownership of Management and Directors” and “Beneficial Ownership of More Than Five Percent of Any Class of Voting Securities” included in our Proxy Statement.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to all information under the caption “Transactions with Related Persons and Control Persons” and “Board and Corporate Governance Matters” included in our Proxy Statement.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to all information under the caption “Appointment of Independent Auditors” and “Independent Auditors’ Fees and Other Matters” included in our Proxy Statement.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules
	1.	Financial Statements
		Report of Independent Registered Public Accounting Firm	53
		Audited Consolidated Financial Statements
		Consolidated Balance Sheets at December 31, 2006 and 2005	55
		For the years ended December 31, 2006, 2005 and 2004:
		Consolidated Statements of Income	56
		Consolidated Statements of Stockholders’ Equity	57
		Consolidated Statements of Cash Flows	58
		Notes to Consolidated Financial Statements	59
	2.	Financial Statement Schedule
		Schedule II—Valuation and Qualifying Accounts	81

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

Exhibit Listing

Exhibit Number	Description
3.1

Second Amended and Restated Certificate of Incorporation of the Company filed on June 2, 2004 (incorporated by reference to exhibit 3.1 of the Company’s Current Report on Form 8-K filed on June 16, 2004).

3.2	Amended and Restated By-Laws of the Company effective as of June 2, 2004 (incorporated by reference to exhibits 3.2 of the Company’s Current Report on Form 8-K filed on June 16, 2004).
4.1	Specimen common stock certificate (incorporated by reference to exhibit 4.1 of Amendment No. 2 to the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on May 18, 2004).
10.1

Amended and Restated Credit Agreement dated June 29, 2006 among the Company, various financial institutions, Bank of America, N.A. and LaSalle Bank National Association (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 30, 2006).

10.2

Rate Cap Transaction Agreement dated August 1, 2006 between the Company and LaSalle Bank National Association (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 4, 2006).

10.3

Consulting Agreement dated May 15, 2006 by and among the Company, D&E Parking, Inc. and Dale G. Stark (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 17, 2006).

10.4

Employment Agreement dated as of March 30, 1998 between the Company and Myron C. Warshauer (incorporated by reference to exhibit 10.6 of the Company’s Registration Statement on Form S-4, File No. 333-50437, filed on April 17, 1998).

10.4.1

First Amendment to Employment Agreement dated July 7, 2003 between the Company and Myron C. Warshauer (incorporated by reference to exhibit 10.4.1 of the Company’s Annual Report on Form 10-K filed for December 31, 2004).

10.4.2

Amendment to Employment Agreement dated as of May 10, 2004 between the Company and Myron C. Warshauer (incorporated by reference to exhibit 10.4.2 of the Company’s Annual Report on Form 10-K filed for December 31, 2004).

10.5

Employment Agreement dated as of March 26, 1998 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.12 of the Company’s Registration Statement on Form S-4, File No. 333-50437, filed on April 17, 1998).

10.5.1

Amendment to Employment Agreement dated as of June 19, 2000 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.5.1 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).

10.5.2

Second Amendment to Employment Agreement dated as of December 6, 2000, between the Company and Michael K. Wolf, (incorporated by reference to exhibit 10.22 to the Company’s Annual Report on Form 10-K filed for December 31, 2000).

10.5.3

Third Amendment to Employment Agreement dated April 1, 2002 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.19.3 to the Company’s Annual Report on Form 10-K filed for December 31, 2002).

10.5.4

Fourth Amendment to Employment Agreement dated December 31, 2003 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.5.4 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).

10.6

Executive Employment Agreement including Deferred Compensation Agreement dated as of August 1, 1999 between Company and James A. Wilhelm (incorporated by reference to exhibit 10.14 of the Company’s Annual Report of Form 10-K filed for December 31, 1999).

10.6.1

First Amendment to Executive Employment Agreement dated as of April 25, 2001 between the Company and James A. Wilhelm (incorporated by reference to exhibit 10.20.1 to the Company’s Annual Report on Form 10-K filed for December 31, 2002).

10.6.2

Second Amendment to Executive Employment Agreement dated as of October 19, 2001 between the Company and James A. Wilhelm (incorporated by reference to exhibit 10.33 of the Company’s Annual Report on Form 10-K filed for December 31, 2001).

10.6.3

Third Amendment to Executive Employment Agreement dated as of January 31, 2002 between the Company and James A. Wilhelm (incorporated by reference to exhibit 10.34 of the Company’s Annual Report on Form 10-K filed for December 31, 2001).

10.6.4

Fourth Amendment to Executive Employment Agreement dated as of April 1, 2003 between the Company and James A. Wilhelm (incorporated by reference to exhibit 10.6.4 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).

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

10.7	Employment Agreement dated May 18, 1998 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.24 of the Company’s Annual Report on Form 10-K filed for December 31, 2001).
10.7.1

First Amendment to Employment Agreement dated as of November 7, 2001 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.25 of the Company’s Annual Report on Form 10-K filed for December 31, 2001).

10.7.2

Second Amendment to Employment Agreement dated as of August 1, 2003 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.7.2 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).

10.8

Amended and Restated Executive Employment Agreement dated as of December 1, 2002 between the Company and John Ricchiuto (incorporated by reference to exhibit 10.22.2 of the Company’s Annual Report on Form 10-K filed for December 31, 2002).

10.8.1

First Amendment to Amended and Restated Executive Employment Agreement dated as of April 11, 2005, between the Company and John Ricchiuto (incorporated by reference to exhibit 10.3 of the Company’s Current Report on Form 8-K filed on March 7, 2005).

10.9

Amended and Restated Employment Agreement dated March 1, 2005, between the Company and Steven A. Warshauer (incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 7, 2005).

10.10

Amended and Restated Executive Employment Agreement dated as of May 18, 2006 between the Company and Edward E. Simmons (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 24, 2006).

10.11

Amended and Restated Employment Agreement between the Company and G. Marc Baumann dated as of October 1, 2001 (incorporated by reference to exhibit 10.27 to the Company’s Annual Report on Form 10-K filed for December 31, 2001).

10.12

Amended and Restated Executive Employment Agreement dated as of March 1, 2005, between the Company and Thomas L. Hagerman (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 7, 2005).

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

10.15

Consulting Agreement dated as of October 16, 2001 between the Company and Shoreline Enterprises, LLC (incorporated by reference to exhibit 10.36 of the Company’s Annual Report on Form 10-K filed for December 31, 2001).

10.15.1

Amendment to Consulting Agreement dated as of May 10, 2004 between the Company and Shoreline Enterprises, LLC (incorporated by reference to exhibit 10.14.1 of the Company’s Annual Report on Form 10-K filed for December 31, 2004).

10.16

Executive Parking Management Agreement dated as of May 1, 1998 by and among the Company, D&E Parking, Edward E. Simmons and Dale G. Stark (incorporated by reference to exhibit 10.32 of the Company’s Annual Report on Form 10-K filed for December 31, 2002).

10. 16.1

First Amendment to Executive Parking Management Agreement dated as of August 1, 1999 by and among the Company, D&E Parking, Edward E. Simmons and Dale G. Stark (incorporated by reference to exhibit 10.32.1 to the Company’s Annual Report on Form 10-K filed for December 31, 2002).

10.17

Property Management Agreement dated as of September 1, 2003 between the Company and Paxton Plaza, LLC (incorporated by reference to exhibit 10.19 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).

10.18

Property Management Agreement dated as of September 1, 2003 between the Company and Infinity Equities, LLC (incorporated by reference to exhibit 10.20 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).

10. 19

Agreement of Lease dated as of June 4, 1998 between the Company and LaSalle National Bank, as successor trustee to LaSalle National Trust, N.A. as successor trustee to LaSalle National Bank. (incorporated by reference to exhibit 10.21 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).

10.19.1

First Amendment to Agreement of Lease dated as of May 1, 1999 between the Company and LaSalle National Bank, as successor trustee to LaSalle National Trust, N.A. as successor trustee to LaSalle National Bank (incorporated by reference to exhibit 10.21.1 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).

10.19.2

Second Amendment to Agreement of Lease dated as of July 27, 2000 between the Company and LaSalle National Bank, as successor trustee to LaSalle National Trust, N.A. as successor trustee to LaSalle National Bank (incorporated by reference to exhibit 10.21.2 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).

10.19.3

Third Amendment to Agreement of Lease dated as of September 11, 2003 between the Company and LaSalle National Bank, as successor trustee to LaSalle National Trust, N.A. as successor trustee to LaSalle National Bank (incorporated by reference to exhibit 10.21.3 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).

10. 20

Employment Agreement dated May 7, 2004 between the Company and John V. Holten (incorporated by reference to exhibit 10.23 of Amendment No. 2 to the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on May 18, 2004).

10.20.1

Side Letters dated May 7, 2004 related to the Employment Agreement dated May 7, 2004 between the Company and John V. Holten (incorporated by reference to exhibit 10.23.1 of Amendment No. 2 to the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on May 18, 2004).

10. 21

Consulting Agreement dated as of March 1, 2004 between the Company and Gunnar E. Klintberg (incorporated by reference to exhibit 10.24 of Amendment No. 1 to the Company’s Registration Form S-1, File No. 333-112652, filed on May 10, 2004).

10.21.1

First Amendment to Consulting Agreement dated March 15, 2006 between the Company and Gunnar E. Klintberg (incorporated by reference to exhibit 10.24.1 of the Company’s Current Report on Form 8-K filed on March 16, 2006).

10. 22

Form of Registration Rights Agreement dated as of May 27, 2004 between the Company and Steamboat Industries LLC (incorporated by reference to exhibit 10. 26 of Amendment No. 3 to the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on May 24, 2004).

10.23

Form of Exchange Agreement dated as of May 27, 2004 between the Company and Steamboat Industries LLC (incorporated by reference to exhibit 10.27 of Amendment No. 3 to the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on May 24, 2004).

10. 24

Stock Purchase Agreement dated as of May 10, 2004 among the Company, SP Associates , Waverly Partners, L.P., the Carol R. Warshauer GST Exempt Trust, Myron C. Warshauer, Steamboat Industries LLC and John V. Holten (incorporated by reference to exhibit 10.28 of Amendment No. 3 to the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on May 24, 2004).

10. 24.1

First Amendment to Stock Purchase Agreement dated as of May 20, 2004 among the Company, SP Associates, Waverly Partners, L.P., the Carol R. Warshauer GST Exempt Trust, Myron C. Warshauer, Steamboat Industries LLC and John V. Holten (incorporated by reference to exhibit 10.28.1 of Amendment No. 3 to the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on May 24, 2004).

10.25

Stock Repurchase Agreement dated March 14, 2005 between the Company and Steamboat Industries LLC (incorporated by reference to exhibit 10.3 of the Company’s Current Report on Form 8-K filed on March 17, 2005).

10.25.1

Amended and Restated Stock Repurchase Agreement dated June 10, 2005 between the Company and Steamboat Industries LLC (incorporated by reference to exhibit 10.1 of the Company’s current Report on Form 8-K filed on June 13, 2005).

10.26	Form of Property Management Agreement (incorporated by reference to exhibit 10.30 of the Company’s Annual Report on Form 10-K filed on March 10, 2006).
14.1	Code of Ethics (incorporated by reference to exhibit 14.1 of the Company’s Annual Report on Form 10-K for December 31, 2002).
21.1*	Subsidiaries of the Company
23.*	Consent of Independent Registered Public Accounting Firm dated as of March 7, 2007.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by James A. Wilhelm.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by G. Marc Baumann.
31.3*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Daniel R. Meyer.
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by James A. Wilhelm, G. Marc Baumann and Daniel R. Meyer.

*                    Filed herewith.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
of Standard Parking Corporation

We have audited the accompanying consolidated balance sheets of Standard Parking Corporation as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Standard Parking Corporation at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note A to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for stock based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Standard Parking Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2007 expressed an unqualified opinion thereon.

Chicago, Illinois	/s/ ERNST & YOUNG LLP
March 7, 2007

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
of Standard Parking Corporation

We have audited management’s assessment, included in Item 9A of the accompanying Form 10-K, that Standard Parking Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Standard Parking Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Standard Parking Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Standard Parking Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 of Standard Parking Corporation and our report dated March 7, 2007, expressed an unqualified opinion thereon.

Chicago, Illinois	/s/ ERNST & YOUNG LLP
March 7, 2007

STANDARD PARKING CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share data)

	December 31
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$8,058	$10,777
Notes and accounts receivable, net	40,003	40,707
Prepaid expenses and supplies	2,221	2,217
Deferred income taxes	8,290	1,961
Total current assets	58,572	55,662
Leaseholds and equipment:
Equipment	25,097	24,835
Leasehold improvements	13,588	17,782
Leaseholds	34,410	36,513
Construction in progress	2,663	2,514
	75,758	81,644
Less accumulated depreciation and amortization	(58,856)	(64,228)
	16,902	17,416
Other assets:
Long-term receivables, net	5,131	4,953
Advances and deposits	1,493	1,330
Goodwill	119,078	118,781
Intangible and other assets, net	3,105	3,211
Deferred income taxes	8,247	—
	137,054	128,275
Total assets	$212,528	$201,353
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,167	$31,174
Accrued rent	5,168	6,178
Compensation and payroll withholdings	9,132	8,041
Property, payroll and other taxes	1,956	1,933
Accrued insurance	3,390	3,973
Accrued expenses	9,441	10,028
Current portion of obligations under credit agreements and other	205	977
Current portion of capital lease obligations	2,561	2,786
Total current liabilities	65,020	65,090
Deferred income taxes	—	1,561
Long-term borrowings, excluding current portion:
Obligations under credit agreements	77,050	82,938
Capital lease obligations	4,288	3,460
Other	1,561	1,947
	82,899	88,345
Other long-term liabilities	23,356	21,944
Convertible redeemable preferred stock, series D 18%, par value $100 per share, none issued and outstanding as of December 31, 2006 and 10 shares issued and outstanding as of December 31, 2005	—	1
Common stockholders’ equity:
Common stock, par value $.001 per share; 12,100,000 shares authorized; 9,621,799 shares issued and outstanding as of December 31, 2006, and 10,126,482 shares issued and outstanding in 2005	10	10
Additional paid-in capital	169,633	187,616
Accumulated other comprehensive income	139	419
Treasury stock, at cost, 16,100 shares	(647)	—
Accumulated deficit	(127,882)	(163,633)
Total common stockholders’ equity	41,253	24,412
Total liabilities and common stockholders’ equity	$212,528	$201,353

See Notes to Consolidated Financial Statements.

STANDARD PARKING CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for share and per share data)

	Years Ended December 31,
	2006	2005	2004
Parking services revenue:
Lease contracts	$153,336	$154,099	$148,752
Management contracts	106,554	93,876	83,712
Reimbursement of management contract expense	346,055	338,679	331,171
Total revenue	605,945	586,654	563,635
Costs and expenses:
Cost of parking services:
Lease contracts	139,043	141,037	134,548
Management contracts	44,990	37,101	34,029
Reimbursed management contract expense	346,055	338,679	331,171
Total cost of parking services	530,088	516,817	499,748
Gross profit:
Lease contracts	14,293	13,062	14,204
Management contracts	61,564	56,775	49,683
Total gross profit	75,857	69,837	63,887
General and administrative(1)	41,228	38,922	33,470
Depreciation and amortization	5,638	6,427	6,957
Management fee-parent company	—	—	1,500
Non-cash stock option compensation expense(2)	—	—	2,299
Valuation allowance related to long-term receivables	—	900	—
Total costs and expenses	576,954	563,066	543,974
Operating income	28,991	23,588	19,661
Other expenses (income):
Interest expense	8,296	9,398	13,369
Interest income	(552)	(841)	(534)
Gain on extinguishment of debt and other	—	—	(3,832)
	7,744	8,557	9,003
Income before minority interest and income taxes	21,247	15,031	10,658
Minority interest	376	326	349
Income tax benefit	(14,880)	(14)	(112)
Net income before preferred stock dividends and increase in value of common stock subject to put/call	35,751	14,719	10,421
Preferred stock dividends	—	—	(7,243)
Increase in value of common stock subject to put/call	—	—	(538)
Net income	$35,751	$14,719	$2,640
Common Stock Data:
Net income per common share:
Basic	$3.58	$1.43	$0.44
Diluted	$3.49	$1.39	$0.42
Weighted average common shares outstanding:
Basic	9,983,643	10,265,785	6,040,389
Diluted	10,246,260	10,560,415	6,289,591

(1)           Non-cash stock compensation expense of $480, $0 and $214 for the years ended December 31, 2006, 2005 and 2004, respectively, is included in general and administrative expense.

(2)           Non-cash stock option compensation expense of $2,299 relates entirely to general and administrative expense.

See Notes to Consolidated Financial Statements.

STANDARD PARKING CORPORATION
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ (DEFICIT) EQUITY
(in thousands, except for share and per share data)

						Accumulated
	Common Stock		Treasury Stock		Additional	Other
	Number of		Number of		Paid-In	Comprehensive	Accumulated
	Shares	Par Value	Shares	Amount	Capital	(Loss) Income	Deficit	Total
Balance (deficit) at December 31, 2003	26.3	1	—	—	15,222	(233)	(180,992)	(166,002)
Net income before preferred stock dividends and increase in value of common stock subject to put/call							10,421	10,421
Foreign currency translation adjustments						349		349
Comprehensive income								10,770
Preferred stock dividends					7,243		(7,243)	—
Increase in value of common stock subject to put/call							(538)	(538)
Redemption of convertible redeemable preferred stock, series D					56,398			56,398
Redemption of redeemable preferred stock, series C					60,389			60,389
Note assumed by our parent company related to repurchase of common stock subject to put/call rights					5,000			5,000
Non-cash stock-based compensation					2,299			2,299
Redemption of common stock	(26.3)	(1)			1			—
Issuance of common stock	5,456,192	5			—			5
Net proceeds from initial public offering	5,000,000	5			46,699			46,704
Issuance of stock grants	15,044	—			214			214
Proceeds from exercise of stock options	15,767	—			100			100
Balance (deficit) at December 31, 2004	10,487,003	$10	—	—	$193,565	$116	$(178,352)	$15,339
Net income							14,719	14,719
Foreign currency translation adjustments						176		176
Revaluation of interest rate cap						127		127
Comprehensive income								15,022
Repurchase and retirement of common stock	(361,704)	—			(5,963)			(5,963)
Proceeds from exercise of stock options	1,183	—			14			14
Balance (deficit) at December 31, 2005	10,126,482	$10	—	—	$187,616	$419	$(163,633)	$24,412
Net income							35,751	35,751
Foreign currency translation adjustments						11		11
Revaluation of interest rate cap						(291)		(291)
Comprehensive income								35,471
Repurchase and retirement of common stock	(578,816)	—			(19,363)			(19,363)
Repurchase of common stock			16,100	(647)				(647)
Proceeds from exercise of stock options	74,133	—			506			506
Non-cash stock-based compensation expense					480			480
Tax benefit from exercise of stock options					394			394
Balance (deficit) at December 31, 2006	9,621,799	$10	16,100	$(647)	$169,633	$139	$(127,882)	$41,253

See Notes to Consolidated Financial Statements.

STANDARD PARKING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except for share and per share data)

	Year Ended December 31,
	2006	2005	2004
Operating activities
Net income before preferred stock dividends and increase in value of common stock subject to put/call	$35,751	$14,719	$10,421
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	5,270	5,782	6,868
Loss on sale of assets	368	645	89
Non-cash interest expense	—	—	279
Amortization of deferred financing costs	525	764	1,015
Amortization of carrying value in excess of principal	(109)	(179)	(1,308)
Non-cash stock-based compensation	480	—	2,513
Valuation allowance related to long term receivables	—	900	—
Write off of debt issuance costs	416	—	2,385
Write off of carrying value in excess of principal related to the 9 1/4% senior subordinated notes	(352)	—	—
Write off of carrying value in excess of principal related to the 14% senior subordinated second lien notes	—	—	(8,207)
Provision (reversal) for losses on accounts receivable	(181)	533	464
Deferred income taxes	(15,743)	(400)	—
Changes in operating assets and liabilities:
Notes and accounts receivable	707	(5,168)	(6,035)
Prepaid assets	(296)	240	(894)
Other assets	(145)	358	(194)
Accounts payable	1,993	5,068	1,136
Accrued liabilities	122	8,092	2,812
Net cash provided by operating activities	28,806	31,354	11,344
Investing activities
Purchase of leaseholds and equipment	(2,162)	(4,762)	(1,378)
Proceeds from the sale of assets	213	29	26
Contingent purchase payments	(301)	(316)	(644)
Net cash used in investing activities	(2,250)	(5,049)	(1,996)
Financing activities
Net proceeds from initial public offering	—	—	46,709
Proceeds from exercise of stock options	506	14	100
Repurchase of common stock	(20,010)	(5,963)	—
Repurchase series D convertible redeemable preferred stock	(1)	—	—
Repurchase of common stock subject to put/call rights	—	—	(6,250)
Proceeds from long-term borrowings	—	360	—
Proceeds from senior credit facility	—	—	54,550
Proceeds from (payments on) senior credit facility	43,450	(16,400)	(40,650)
Payments on long-term borrowings	(383)	(213)	(145)
Payments on joint venture borrowings	(758)	(618)	(555)
Payments of debt issuance costs	(737)	(126)	(1,409)
Payments on capital leases	(2,477)	(3,118)	(2,423)
Repurchase of 14% senior subordinated second lien notes	—	—	(57,734)
Repurchase 9 1/4% senior subordinated notes	(48,877)	—	—
Net cash used in financing activities	(29,287)	(26,064)	(7,807)
Effect of exchange rate changes on cash and cash equivalents	12	176	349
(Decrease) increase in cash and cash equivalents	(2,719)	417	1,890
Cash and cash equivalents at beginning of year	10,777	10,360	8,470
Cash and cash equivalents at end of year	$8,058	$10,777	$10,360
Cash paid for:
Interest	$9,303	$8,670	$14,796
Income taxes	572	400	140
Supplemental disclosures of non-cash activity:
Debt issued for capital lease obligations	$3,631	$2,644	$5,076
Redemption of redeemable preferred stock, series C	—	—	(60,389)
Redemption of convertible redeemable preferred stock, series D	—	—	(56,398)
Note assumed by our parent company related to repurchase of common stock subject to put/call rights	—	—	5,000
Issuance of 14% senior subordinated second lien notes	—	—	275

See Notes to Consolidated Financial Statements.

STANDARD PARKING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2005 and 2004
(In thousands except share and per share data)

Note A. Significant Accounting Policies

Standard Parking Corporation (“Standard” or “the Company”), and its subsidiaries and affiliates manage, operate and develop parking properties throughout the United States and Canada. The Company is a majority-owned subsidiary of Steamboat Industries LLC. The Company provides on-site management services at multi-level and surface facilities for all major markets of the parking industry. The Company manages approximately 2,000 parking facilities, across the United States and Canada.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and joint ventures in which the Company has more than 50% ownership interest. Minority interest recorded in the consolidated statements of income is the joint venture partner’s non-controlling interest in consolidated joint ventures. We have interests in 13 joint ventures, each of which operates between one and twenty-two parking facilities. Of the 13 joint ventures, eight are majority owned by us and are consolidated into our financial statements, and five are single purpose entities where we have a 50% interest or a minority interest. Investments in joint ventures where the Company has a 50% or less non-controlling ownership interest are accounted for under the equity method. All significant intercompany profits, transactions and balances have been eliminated in consolidation.

Variable Interest Entities

Equity	Commencement of Operations	Nature of Activities	% Ownership	Locations
Other Investments in VIEs	Dec 91—March 05	Management of parking lots, shuttle operations and parking meters	50.0%	Various states

The existing VIEs in which we have a variable interest are not consolidated into our financial statements because we are not the primary beneficiary.

Parking Revenue

The Company recognizes gross receipts (net of taxes collected from customers) from leased locations, management fees and amounts attributable to ancillary services earned from management contract properties as parking revenue as the related services are provided. Also included in parking revenue are gains on sales of parking contracts and development fees. Development fees are revenue received from a customer for which we have provided certain consulting services as part of our offerings of ancillary management services. The gains from sales of contracts are for these contracts for which we have no asset basis or ownership interest and would be received as part of a formula buy-out in the contract in order for the owner to terminate the contract prior to its expiration.

Cost of Parking Services

The Company recognizes costs for leases and non-reimbursed costs from managed facilities as cost of parking services. Cost of parking services consists primarily of rent and payroll related costs.

STANDARD PARKING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2006, 2005 and 2004
(In thousands except share and per share data)

Advertising Costs

Advertising costs are expensed as incurred and are included in general and administrative expenses. Advertising expenses aggregated $261, $352 and $456 for 2006, 2005 and 2004, respectively.

Stock Based Compensation

Prior to January 1, 2006, the Company followed Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for the stock options granted to employees and directors. Accordingly, employee and director compensation expense was recognized only for those options whose price was less than fair market value at the measurement date. The Company adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective method and consequently has not retroactively adjusted prior period results. Under this method, compensation costs are based on the estimated fair value of the respective options and the proportion vesting in the period. (See Note R).

Cash and Cash Equivalents

Cash equivalents represent funds temporarily invested in money market instruments with maturities of one to five days. Cash equivalents are stated at cost, which approximates market value.

Allowance for Doubtful Accounts

Accounts receivable, net of the allowance for doubtful accounts, represents our estimate of the amount that ultimately will be realized in cash. Management reviews the adequacy of its allowance for doubtful accounts on an ongoing basis, using historical collection trends, aging of receivables, and a review of specific accounts, and makes adjustments in the allowance as necessary. Changes in economic conditions or other circumstances could have an impact on the collection of existing receivable balances or future allowance considerations. As of December 31, 2006 and 2005, the Company’s allowance for doubtful accounts was $3,384 and $3,565, respectively.

Leaseholds and Equipment

Leaseholds, equipment and leasehold improvements are stated at cost. Leaseholds (cost of parking contracts) are amortized on a straight-line basis over the average contract life of 10 years. Equipment is depreciated on the straight-line basis over the estimated useful lives of approximately 5 years on average. Leasehold improvements are amortized on the straight-line basis over the terms of the respective leases or the service lives of the improvements, whichever is shorter (average of approximately 7 years). Assets under capital leases are amortized on the straight-line basis over the terms of the respective leases or the service lives of the asset. Depreciation and amortization includes losses on abandonments of leaseholds and equipment of $368, $646 and $89 in 2006, 2005 and 2004, respectively. Depreciation expense was $5,619, $6,355 and $5,801 in 2006, 2005 and 2004, respectively.

STANDARD PARKING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2006, 2005 and 2004
(In thousands except share and per share data)

Goodwill

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which eliminates the amortization of goodwill and instead requires that goodwill be tested for impairment at least annually. The annual impairment test of goodwill made by the Company in the fourth quarter for the years ended 2006, 2005 and 2004, respectively, did not require adjustment to the carrying value of our goodwill.

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

Debt Issuance Costs

The costs of obtaining financing are capitalized and amortized as interest expense over the term of the respective financing using the interest rate method. Debt issuance costs of $1,087 and $1,292 at December 31, 2006 and 2005, respectively, are included in intangibles and other assets in the consolidated balance sheets and are reflected net of accumulated amortization of $1,169 and $4,768 at December 31, 2006 and 2005, respectively.

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

STANDARD PARKING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2006, 2005 and 2004
(In thousands except share and per share data)

To meet this objective, we entered into two interest rate cap transactions with LaSalle Bank National Association (“LaSalle”) in 2005, allowing us to continue to take advantage of LIBOR based pricing under our Credit Agreement while hedging our interest rate exposure on a portion of our borrowings under the Credit Agreement (“Rate Cap Transactions”). Under each Rate Cap Transaction, we receive payments from LaSalle at the end of each quarterly period to the extent that the prevailing three month LIBOR during that period exceeded our cap rate. The first Rate Cap Transaction capped our LIBOR rate on a notional amount of $30.0 million at 2.5% for a total of 18 months, which matured on July 12, 2006, and for which we recognized a gain of $0.3 million over the life of the cap. For the years ended December 31, 2006 and 2005, we recognized a gain of $0.2 million and $0.1 million, respectively, both of which were reported as a reduction of interest expense in the Consolidated Statement of Earnings. The second Rate Cap Transaction capped our LIBOR rate on a notional amount of $15.0 million at 2.5% for a total of nine months, which matured on October 12, 2005, and for which we recognized a gain of $18 thousand that was reported as a reduction of interest expense in the Consolidated Statement of Earnings for the year ended December 31, 2005. Each Rate Cap Transaction began as of January 12, 2005 and settled each quarter on a date that coincided with our quarterly interest payment dates under the credit agreement.

In 2006 we entered into a third interest rate cap transaction with LaSalle, which allows us to limit our exposure on a portion of our borrowings under the Credit Agreement (“Rate Cap Transaction”). Under the third Rate Cap Transaction, we will receive payments from LaSalle each quarterly period to the extent that the prevailing three month LIBOR during that period exceeds our cap rate of 5.75%. The third Rate Cap Transaction caps our LIBOR interest rate on a notional amount of $50.0 million at 5.75% for a total of 36 months. The Rate Cap Transaction began as of August 4, 2006 and settles each quarter on a date that coincides with our quarterly interest payment dates under the credit agreement.

At December 31, 2006, the $50.0 million Rate Cap Transaction is reported at its fair value of $0.1 million and is included in prepaid expenses and other assets on the consolidated balance sheet. Total changes in the fair value of the Rate Cap Transaction have been $0.2 million and have been reflected in accumulated other comprehensive income on the consolidated balance sheet. $42 thousand of this change has been recorded as an increase of interest expense in the consolidated statement of income for the year ended December 31, 2006.

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

Insurance Reserves

The Company purchases comprehensive liability insurance covering certain claims that occur at parking facilities the Company leases or manages. In addition, the Company purchases umbrella/excess liability coverage. The Company’s various liability insurance policies have deductibles of up to $250 that

STANDARD PARKING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2006, 2005 and 2004
(In thousands except share and per share data)

must be met before the insurance companies are required to reimburse the Company for costs incurred relating to covered claims. As a result, the Company is, in effect, self-insured for all claims up to the deductible levels. The Company applies the provisions of SFAS No. 5, Accounting for Contingencies, in determining the timing and amount of expense recognition associated with claims against the Company. The expense recognition is based upon the Company’s determination of an unfavorable outcome of a claim being deemed as probable and capable of being reasonably estimated, as defined in SFAS No. 5. This determination requires the use of judgment in both the estimation of probability and the amount to be recognized as an expense. The Company utilizes historical claims experience along with regular input from third party insurance advisors in determining the required level of insurance reserves. Future information regarding historical loss experience may require changes to the level of insurance reserves and could result in increased expense recognition in the future.

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

Recent Accounting Pronouncements

In July 2006, FASB issued Statement of Financial Accounting Standards Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes”. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company has completed a preliminary evaluation of the impact of the January 1, 2007 adoption of FIN 48 and determined that such adoption is not expected to have a material impact on the Company’s financial position or results from operations.

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
Years Ended December 31, 2006, 2005 and 2004
(In thousands except share and per share data)

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

The following table sets forth the computation of basic and diluted net income per share:

	Year Ended
	December 31, 2006	December 31, 2005	December 31, 2004
	(in thousands except for share and per share data)
Numerator:
Net income	$35,751	$14,719	$2,640
Denominator:
Denominator for basic net income per common share:
Weighted average basic shares outstanding	9,983,643	10,265,785	6,040,389
Weighted average of diluted shares outstanding	10,246,260	10,560,415	6,289,591
Basic net income per common share	$3.58	$1.43	$0.44
Dilutive net income per common share	$3.49	$1.39	$0.42

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

Note D. Net Gain from Extinguishment of Debt and Other

In 2004, we recorded a net gain of $3,832 in conjunction with our IPO. In 2005 and 2006, we had no gains from extinguishment of debt and other.

STANDARD PARKING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2006, 2005 and 2004
(In thousands except share and per share data)

The net gain from extinguishment of debt consists of the following (in thousands):

Year Ended
December 31, 2004
(in thousands)
(Loss) gain:
Pre-payment penalty on former senior credit facility	$(640)
Professional fees related to extinguishment of debt	(310)
Additional premium on 14% Notes	(740)
Purchase of common stock options	(300)
Write-off of debt issuance costs related to former senior credit facility	(2,385)
Write-off of carrying value in excess of principal related to 14% Notes	8,207
Net gain from extinguishment of debt and other	$3,832

Note E. Acquisition

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

Note F. Borrowing Arrangements

Long-term borrowings, in order of preference, consist of:

	Interest		Amount Outstanding
	Rate(s)	Due Date	December 31, 2006	December 31, 2005
			(in thousands)
Senior Credit Facility	Various	June 2011	$77,050	$33,600
Senior Subordinated Notes	9 1/4%	—	—	48,877
Carrying value in excess of principal	Various	—	—	461
Joint venture debentures	11.00	Various	—	689
Capital lease obligations	Various	Various	6,849	6,246
Obligations on Seller notes and other	Various	Various	1,766	2,235
			85,665	92,108
Less current portion			2,766	3,763
			$82,899	$88,345

Senior Subordinated Notes

The 9 1/4% Senior Subordinated Notes (the “9 1/4% Notes”) were issued in September 1998. On July 31, 2006, the Company redeemed the remaining outstanding balance of these senior subordinated notes, with accumulated interest. The redemption was funded principally through borrowings made on our Senior Credit Facility.

STANDARD PARKING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2006, 2005 and 2004
(In thousands except share and per share data)

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

At December 31, 2006 we were in compliance with all of our financial covenants.

The weighted average interest rate on our Senior Credit Facility at December 31, 2006 and 2005 was 5.9% and 4.4%, respectively. The rate includes all outstanding LIBOR contracts, interest rate cap effect and letters of credit. The weighted average interest rate on outstanding borrowings, not including letters of credit, was 7.2% and 5.6% at December 31, 2006 and 2005, respectively.

At December 31, 2006, we had $22.8 million of letters of credit outstanding under the senior credit facility, borrowings against the senior credit facility aggregated $77.1 million, and we had $35.1 million available under the senior credit facility.

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

STANDARD PARKING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2006, 2005 and 2004
(In thousands except share and per share data)

Note G. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows:

	2006	2005
Revaluation of interest rate cap	$(164)	$127
Effect of foreign currency translation	303	292
Total	$139	$419

Note H. Income Taxes

The components of income tax expense (benefit) for the years ended December 31, 2006 2005 and 2004 were as follows:

	_2006	2005	2004
	(in thousands)
Current provision (benefit):
U.S. federal	$298	$173	$—
Foreign	374	201	(116)
State	191	12	4
Total current	863	386	(112)
Deferred benefit:
U.S. federal	(14,152)	(359)	—
Foreign	—	—	—
State	(1,591)	(41)	—
Total deferred	(15,743)	(400)	—
Income tax benefit	$(14,880)	$(14)	$(112)

STANDARD PARKING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2006, 2005 and 2004
(In thousands except share and per share data)

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2006 and 2005 are as follows:

	2006	2005
	(in thousands)
Deferred tax assets:
Net operating loss carry forwards	$18,916	$24,747
Accrued expenses	8,115	8,742
Credit Carrying value in excess of principal	—	180
Accrued compensation	3,369	3,069
Carry forwards	906	801
Book over tax depreciation and amortization	922	451
Accrued lease obligations	265	324
Gross deferred tax assets	32,493	38,314
Less: valuation allowance	(569)	(24,493)
Total deferred tax asset	31,924	13,821
Deferred tax liabilities:
Undistributed Foreign Earnings	(686)	(737)
Tax over book goodwill amortization	(14,701)	(12,684)
Total deferred tax liabilities	(15,387)	(13,421)
Net deferred tax assets	$16,537	$400

Amounts recognized on the balance sheet consist of:

	2006	2005
	(in thousands)
Deferred tax asset, current	$8,290	$1,961
Deferred tax asset (liability), long term	8,247	(1,561)
Net deferred tax assets	$16,537	$400

SFAS No. 109 “Accounting for Income Taxes” requires that we assess the realizability of deferred tax assets at each reporting period. These assessments generally consider several factors including the reversal of existing temporary differences, projected future taxable income, and potential tax planning strategies. We have reduced the valuation allowance related to our net operating loss carryforwards (NOLs) and other deferred tax assets that we believe are more likely than not to be realized based upon our profitability over the past several years, estimates of future taxable income, limitations on the use of our NOLs and the carryforward life over which the tax benefits will be realized.

At December 31, 2006 the Company had $48.0 million of federal net operating loss (NOLs) which will expire in the years 2018 through 2024. As a result of the initial public offering completed in June of 2004,

STANDARD PARKING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2006, 2005 and 2004
(In thousands except share and per share data)

an ownership change occurred under Internal Revenue Code Section 382 which limits our ability to use pre-change NOLs to reduce future taxable income.

In previous years, the Company had treated its investment in its Canadian subsidiary as permanently reinvested under APB 23. In 2005, based on its future investment plans, the Company has determined that its investment in Canada is no longer permanent in duration and has provided for taxes on its undistributed Canadian earnings as part of its 2006 and 2005 tax provision.

A reconciliation of the Company’s reported income tax benefit to the amount computed by multiplying book income/(loss) before income taxes by the statutory United States federal income tax rate is as follows:

	2006	2005	2004
	(in thousands)
Tax at statutory rate	$7,305	$5,147	$3,505
Foreign Dividend and repatriation of foreign earnings	295	535	—
Permanent Differences	311	(88)	32
State taxes, net of federal benefit	987	8	3
Effect of foreign tax rates	25	4	88
Reduction of foreign tax reserves	—	—	(449)
Other	121	—	—
	9,044	5,606	3,179
Change in valuation allowance	(23,924)	(5,620)	(3,291)
Income tax benefit	$(14,880)	$(14)	$(112)

Taxes paid, which are for United States Federal alternative minimum tax, certain state income taxes, and Canadian taxes were $572, $400 and $140 in 2006, 2005 and 2004, respectively.

Note I. Benefit Plans

The Company offers deferred compensation arrangements for certain key executives and sponsors an employees’ savings and retirement plan in which certain employees are eligible to participate. Subject to their continued employment by the Company, certain employees offered supplemental pension arrangements will receive a defined monthly benefit upon attaining age 65. At December 31, 2006 and 2005, the Company has accrued $2,883 and $2,752, respectively, representing the present value of the future benefit payments. Expenses related to these plans amounted to $182, $172, and $199 in 2006, 2005 and 2004, respectively.

Participants in the savings and retirement plan may elect to contribute a portion of their compensation to the plan. The Company, contributes an amount in cash or other property as required by the plan. Expenses related to these plans amounted to $808, $782, and $817 in 2006, 2005 and 2004, respectively.

STANDARD PARKING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2006, 2005 and 2004
(In thousands except share and per share data)

The Company also contributes to two multi-employer defined contribution and nine multi-employer defined benefit plans which cover certain union employees. Expenses related to these plans were $418, $500 and $483 in 2006, 2005 and 2004, respectively.

Note J.         Leases and Contingencies

The Company operates parking facilities under operating leases expiring on various dates, generally prior to 2017. Certain of the leases contain options to renew at the Company’s discretion.

Total future annual rent expense is not determinable due to the application of percentage factors based on revenues. At December 31, 2006, the Company’s minimum rental commitments, excluding contingent rent provisions under all non-cancelable leases, are as follows:

(in thousands)
2007(1)	$30,422
2008	17,929
2009	12,085
2010	8,412
2011	6,888
2012 and thereafter,	19,108
$94,844

(1)          $9,208 is included in 2007’s minimum commitments for leases that expire in less than one year.

Rent expense, including contingent rents, was $109,597, $108,721 and $102,300 in 2006, 2005 and 2004, respectively.

Contingent rent expense was $65,421, $66,959 and $79,892 in 2006, 2005 and 2004, respectively. Contingent rent expense consists primarily of percentage rent payments, which will cease at various times as certain leases expire.

Note K.     Management Contracts and Related Arrangements with Affiliates

Steven A. Warshauer and Michael K. Wolf own membership interests in a limited liability company that is a member of the limited liability companies that during 2006 owned two surface parking lots in Chicago. We managed both of those lots during 2006 pursuant to management contracts until September, at which time one of those lots was sold and our management of it ceased. We recorded a total of $36 in 2006 $40 in 2005 and $40 in 2004 under the applicable management contracts.

In connection with the acquisition of a 76% interest in Executive Parking Industries, LLC, we entered into a management agreement dated May 1, 1998, with D&E Parking, Inc., a privately held company entirely owned by Ed Simmons, an executive officer, and Dale Stark, a former Senior Vice President and presently a consultant of the Company. The management agreement is for a period of nine years, terminating on April 30, 2007. In consideration of the services provided by D&E under this arrangement, we paid D&E an annual base fee of $549 in 2006 $658 in 2005 and $569 in 2004.

STANDARD PARKING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2006, 2005 and 2004
(In thousands except share and per share data)

On December 31, 2000, we sold, at fair market value, certain contract assets to D&E. We continue to operate the parking facilities and receive net management fees and reimbursement for support services in connection with the operation of the parking facilities. We recorded net management fees of $149 in 2006 $145 in 2005 and $143 in 2004.

In 2006, Standard Parking provided property management services for nine separate retail shopping centers and commercial office buildings in which D&E has an ownership interest. Dale Stark is the managing member  of each of the property ownership entity.  In consideration of the property management services we provided for these nine properties, we recorded net management fees totaling $363 in 2006. In 2005, we operated eight of these properties and recorded net management fees totaling $252. In 2004, we operated six of these properties and recorded net management fees totaling $113.

In 2006, our wholly owned subsidiary, Preferred Response Security Services, Inc., provided security services for two retail shopping centers owned by D&E. We recorded net management fees amounting to $37 for these security services in 2006 and $18 in 2005. In 2006, we provided sweeping and power washing for three retail shopping facilities in which D&E has an ownership interest. For these services we recorded net management fees totaling $45 in 2006 and $41 in 2005.

We entered into a management agreement dated as of September 19, 2000, with Circle Line Sightseeing Yachts, Inc. to manage and operate certain parking facilities located along the Hudson River and Piers located in New York City and under the control of Circle Line. Until June of 2005, Circle Line was approximately 41.25% indirectly owned by John V. Holten’s immediate family. Mr. Holten was previously a Director of New York Cruise Lines, Inc., which owned all of the outstanding stock of Circle Line, from 1990 to February 2005. We received a total of $78,900 in 2005 and $71,400 in 2004 under this arrangement. Additionally, Circle Line had the right to require us to temporarily advance to Circle Line on or before each December 31st and April 1st the anticipated net profit in increments of $100,000 each. We made an advance of $100,000 in 2005 which was repaid as of December 31, 2005

Note L.       Legal Proceedings

In addition to any litigation that may arise in connection with insured matters, we are subject to various claims and legal proceedings that consist principally of lease and contract disputes. We consider these claims and legal proceedings to be routine and incidental to our business, and in the opinion of management, the ultimate liability with respect to these proceedings and claims will not materially affect our financial position, operations or liquidity.

STANDARD PARKING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2006, 2005 and 2004
(In thousands except share and per share data)

Note M.   Capital Leases

Property under capital leases included within equipment is as follows:

	December 31,
	2006	2005
Service vehicles	$11,206	$9,349
Computer equipment	1,696	2,537
Parking equipment	926	2,057
	13,828	13,943
Less: Accumulated depreciation	5,168	7,106
	$8,660	$6,837

Future minimum lease payments under capital leases at December 31, 2006 together with the present value of the minimum lease payments are as follows:

2007	$2,549
2008	1,430
2009	1,009
2010	627
2011 and thereafter	1,696
Total minimum payments	7,311
Less: Amounts representing interest	462
Present value of minimum payments	6,849
Less: Current portion	2,561
Total long-term portion	$4,288

Note N.     Goodwill and Intangible Assets

The change in the carrying amount of goodwill is summarized as follows: (in thousands)

	For the Year Ended December 31,
	2006	2005
Balance at beginning of year	$118,781	$118,342
Effect of foreign currency translation	(4)	122
Contingency payments related to prior acquisitions	301	317
Balance at end of year	$119,078	$118,781

Our obligation for contingency payments related to prior acquisitions terminates on April 30, 2007. The estimated amount of future payments to be made in 2007 is $102.

STANDARD PARKING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2006, 2005 and 2004
(In thousands except share and per share data)

Note O.     Long-Term Receivables

Long-term receivables, net, consist of the following:

	Amount Outstanding
	December 31, 2006	December 31, 2005
	(in thousands)
Bradley International Airport
Deficiency payments	$4,337	$4,945
Other Bradley related, net	3,203	2,492
Valuation allowance	(2,484)	(2,484)
Net amount related to Bradley	5,056	4,953
Other long-term receivables, net	75	—
Total long-term receivables, net	$5,131	$4,953

We are entered into a 25-year agreement with the State of Connecticut that expires on April 6, 2025, under which we operate the surface parking and 3,500 garage parking spaces at Bradley International Airport located in the Hartford, Connecticut metropolitan area. The parking garage was financed on April 6, 2000 through the issuance of $53.8 million of State of Connecticut special facility revenue bonds, representing $47.7 million non-taxable Series A bonds and a separate taxable issuance of $6.1 million Series B bonds. The Series B bonds were retired on July 1, 2006 according to the terms of the indenture. The Bradley agreement provides that we deposit with a trustee for the bondholders all gross revenues collected from operations of the surface and garage parking, and from these gross revenues, the trustee pays debt service on the special facility revenue bonds, operating and capital maintenance expenses of the surface and garage parking facilities and specific annual guaranteed minimum payments to the State. Principal and interest on the Bradley special facility revenue bonds increase from approximately $3.6 million in lease year 2002 to approximately $4.5 million in lease year 2025. Our annual guaranteed minimum payments to the State increase from approximately $8.3 million in lease year 2002 to approximately $13.2 million in lease year 2024.

To the extent that monthly gross receipts are not sufficient for the trustee to make the required payments we are obligated, pursuant to our guaranty agreement, to deliver the deficiency amount to the trustee within three business days of being notified. We are responsible for these deficiency payments regardless of the amount of utilization for the Bradley parking facilities. We received repayments (net of deficiency payments) of $600 for the year-ended December 31, 2006. In addition in 2006, we received $523 for the 2005 receivable and $140 and $60 for interest and premium, respectively. As of December 31, 2006, we recorded a receivable of $114 related to interest and premium income on the deficiency payments received in 2006. We received repayments (net of deficiency payments) of $1.5 million for the year ended December 31, 2005. In addition in 2005, we received $246 of premium income and recorded an interest receivable of $523 which was collected in 2006. We made deficiency payments (net of repayments) of $2.0 million for the year ended December 31, 2004.

The deficiency payments represent contingent interest bearing advances to the trustee to cover operating cash flow requirements. The payments, if any, are recorded as a receivable by us for which we are reimbursed from time to time as provided in the trust agreement. As of December 31, 2006 we have

STANDARD PARKING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2006, 2005 and 2004
(In thousands except share and per share data)

advanced to the trustee $4.3 million, net of reimbursements. We believe these advances to be fully recoverable and therefore have not recorded a valuation allowance for them. We do not guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee. Total cumulative net management fees related to Bradley are $4.0 million. Prior to 2003, we recognized a total of $1.6 million in fees. A full valuation allowance was recorded against these fees during the year ended December 31, 2003. Due to the existence of outstanding guarantor payments, $2.4 million in management fees have not been recognized as of December 31, 2006.

The increase in Other Bradley related consists of a receivable of $367 owed to us by a sub-contractor. The amount was reclassed to long-term due to the length of time required for collection. The receivable is interest bearing. In addition, we reclassed $344 to other long-term debt, our obligation to the joint venture partner related to recovery of administrative costs. The valuation allowance and working capital funds held by us of $365 at December 31, 2006, offset all non-interest bearing other Bradley receivable amounts.

Note P.       Stock Repurchases

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

In October 2006, the Board of Directors increased the authorization to repurchase shares of our common stock, on the open market or through private purchases, up to $20.0 million. We repurchased certain shares in open market transactions from time to time and our majority shareholder agreed in each case to sell shares equal to its pro-rata ownership at the same price paid by us in each open market purchase.

During the fourth quarter we repurchased 180,051 shares at an average price of $37.93 per share on the open market. Our majority shareholder sold to us 189,596 shares in the fourth quarter at an average price of $37.90 per share. The total value of the fourth quarter transactions was $14.0 million. 353,547 shares were retired in December 2006 and the remaining 16,100 shares were held as treasury stock and retired in January 2007. The fourth quarter purchases completed the increased repurchase program authorized by the Board of Directors in October 2006.

On March 2005, the Board of Directors authorized us to repurchase shares of our common stock for a value not to exceed $6.0 million. We repurchased certain shares in open market transactions from time to time and our majority shareholder agreed in each case to sell shares equal to its pro-rata ownership at the same price by us in each open market purchase. On March 15, 2005, we repurchased 93,170 shares at

STANDARD PARKING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2006, 2005 and 2004
(In thousands except share and per share data)

$15.60 per share on the open market. Our majority shareholder sold to us 99,136 shares at $15.60 per share. The total value of the transaction was approximately $3.0 million.

During the second quarter of 2005 we repurchased 43,786 shares at an average price of $16.88 per share on the open market. Our majority shareholder sold to us 32,956 shares in the second quarter at an average price of $16.93 per share. The total value of the 2005 second quarter transactions was $1.3 million.

During the third quarter of 2005 we repurchased 39,735 shares at an average price of $18.17 per share on the open market. Our majority shareholder sold to us 52,921 shares in the third quarter at an average price of $17.79 per share. The total value of the third quarter transactions was $1.7 million. The 2005 third quarter purchases completed the repurchase program authorized by the Board of Directors on March 4, 2005.

The Company retired the total 361,704 shares it purchased during the year ended December 31, 2005.

Note Q.     Domestic and foreign operations

Our business activities consist of domestic and foreign operations. Foreign operations are conducted in Canada. Revenue attributable to foreign operations were less than 10% of consolidated revenues for each of the years ended December 31, 2006, 2005 and 2004.

A summary of information about our foreign and domestic operations is as follows (in thousands):

	Year ended December 31,
	2006	2005	2004
Total revenues, excluding reimbursement of management contract expenses:
Domestic	$255,959	$245,155	$230,561
Foreign	3,931	2,820	1,903
Consolidated	$259,890	$247,975	$232,464
Operating income:
Domestic	$28,191	$23,080	$18,911
Foreign	800	508	750
Consolidated	$28,991	$23,588	$19,661
Net income before minority interest and income taxes:
Domestic	$20,380	$14,464	$9,869
Foreign	867	567	789
Consolidated	$21,247	$15,031	$10,658
Identifiable assets:
Domestic	$205,412	$193,468	$186,454
Foreign	7,116	7,885	8,648
Consolidated	$212,528	$201,353	$195,102

STANDARD PARKING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2006, 2005 and 2004
(In thousands except share and per share data)

Note R.      Stock-Based Compensation

Prior to January 1, 2006, the Company followed Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for the stock options granted to employees and directors. Accordingly, employee and director compensation expense was recognized only for those options whose price was less than fair market value at the measurement date. The Company had adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. We were required to disclose pro forma information regarding option grants made to our employees based on specific valuation techniques that produce estimated compensation charges. The pro forma information is as follows (in thousands, except per-share amounts):

	December 31, 2005	December 31, 2004
	(in thousands except for per share data)
Net income—as reported	$14,719	$2,640
Add: Non-cash stock option compensation expense included in the reported net income, net of related tax effects	—	2,299
Deduct: Stock-based employee compensation expense using the fair value method net of related tax effects	(468)	(2,495)
Pro-forma net income	$14,251	$2,444
Basic net income per common share—as reported	$1.43	$0.44
Basic pro-forma net income per common share	$1.39	$0.41
Diluted net income per common share—as reported	$1.39	$0.42
Diluted pro-forma net income per common share	$1.35	$0.39

Deductions for stock-based employee compensation expense in the above table were calculated using the Black-Scholes option pricing model. Allocation of compensation expense was made using historical option terms for option grants made to our employees and using our historical stock price volatility.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective method and consequently we have not retroactively adjusted prior period results. Under this method, compensation costs for the year ended December 31, 2006 is based on the estimated fair value of the respective options and the proportion vesting in the period. Deductions for stock-based employee compensation expense for the year ended December 31, 2006 were calculated using the Black-Scholes option pricing model. Allocation of compensation expense was made using historical option terms for option grants made to our employees and historical volatility.

The Company has an amended and restated Long-Term Incentive Plan that was adopted in conjunction with the IPO. The maximum number of shares of common stock that may be issued and awarded under the Long-Term Incentive Plan is 1,000,000, of which 510,532 shares are outstanding as of December 31, 2006. The Long-Term Incentive Plan will terminate 10 years from the date it was adopted by our board. In most cases the options vest at the end of a three-year period from the date of the award. Options are granted with an exercise price equal to the closing price at the date of grant.

The estimated weighted average fair value of the options granted was $11.18 for 2006 option grants and $6.87  for 2005 option grants, using the Black-Scholes option pricing model with the following

STANDARD PARKING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2006, 2005 and 2004
(In thousands except share and per share data)

assumptions; weighted average dividend yield was 0% for fiscal year 2006 and 2005, weighted average volatility of 27.07% and 34.57% for 2006 and 2005, respectively, which was based on the 90 day historical volatility of our common stock at the grant date, weighted average risk free interest based on zero-coupon U.S. government issues with a remaining term equal to the expected life of the option of 5.03% for 2006 and 4.13% for 2005, and a weighted average expected term of 7 years for 2006 and 2005.

On May 5, 2006, we issued stock options to purchase 13,410 shares of common stock at a market price of $27.06 per share to certain directors.

On October 12, 2005, we issued stock options to purchase 16,608 shares of common stock at a market price of $19.00 per share to our outside Directors.

For the year ended December 31, 2004, we issued stock grants totaling 15,044 shares to our outside Directors. On June 2, 2004, 8,696 shares were issued in conjunction with our initial public offering at the closing price of $13.09 per share. On December 27, 2004, we issued 6,348 shares at the market closing price of $15.76 per share. The total value of the grants, of $214, was recorded as compensation and is included in our general and administrative expenses for the year ended December 31, 2004.

The adoption of SFAS No. 123R using the modified prospective method resulted in recognizing $480 of stock based compensation expense, for the year ended December 31, 2006, which is included in general and administrative expense. As of December 31, 2006, there was $133 of unrecognized compensation costs related to unvested options which is expected to be recognized over a weighted average period of 0.5 years.

The following table summarizes the transactions pursuant to our stock option plans for the last three years ended December 31.

			Weighted Average	Aggregate
	Number of	Weighted Average	Remaining Contractual Term	Intrinsic
	Shares	Exercise Price	(in years)	Value
Outstanding at December 31, 2003	503.86	$5,600.00
Granted	610,482	$7.74
Exercised	(15,768)	$6.34
Canceled	(503.86)	$5,600.00
Outstanding at December 31, 2004	594,714	$7.78
Granted	28,420	$17.26
Exercised	(1,183)	$11.50
Canceled	(50,696)	$8.27
Outstanding at December 31, 2005	571,255	$8.20
Granted	13,410	$27.06
Exercised	(74,133)	$6.81
Canceled	—	n/a
Outstanding at December 31, 2006	510,532	$8.90	7.5	$15,069
Vested and Exercisable at December 31, 2006	361,136	$7.71	7.6	$11,088

STANDARD PARKING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2006, 2005 and 2004
(In thousands except share and per share data)

At December 31, 2006 and 2005, options to purchase 361,136 and 419,492 shares of common stock, respectively, were exercisable at a weighted average exercise prices of $7.71 and $6.91 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005, and 2004 was $1,354, $4, and $141, respectively.

A summary of the status of the nonvested shares as of December 31, 2006, and changes during the year ended December 31, 2006, is presented below:

		Weighted Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2006	151,763	$11.76
Granted	13,410	$27.06
Vested	(15,777)	$24.73
Forfeited	—	n/a
Nonvested at December 31, 2006	149,396	$11.76

Note S. Initial Public Offering

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
Years Ended December 31, 2006, 2005 and 2004
(In thousands except share and per share data)

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

We redeemed from AP Holdings, Inc., our former parent, all of our remaining issued and authorized Series D 18% preferred stock, which consisted of ten shares, on September 1, 2006 and subsequently retired these shares in the same month.  The purchase price for the Series D preferred stock was $1.4, which included a redemption premium and accrued dividends.

Note T. Hurricane Katrina

We have a claim for $6.0 million, which consists of $3.0 million for property damage and $3.0 million for business interruption. The settlement of the claim has not been finalized, however, as of January 2007, we have received partial payments from the insurance carrier totaling $2.0 million. We are required to reimburse the owners of the leased and managed locations for property damage of $2.2 million, of which $500 was accrued as of December 31, 2005 and the remaining $1.7 million accrued for as of December 31, 2006. For the year ended December 31, 2006, we also recorded $300 for the recovery from insurers of recognized losses on nonmonetary assets, which have been reflected as a reduction in cost of sales. Based on the status of the claim, we do not believe future recoveries are reasonably estimable and probable as of December 31, 2006, and accordingly no additional recoveries of costs have been recorded.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD PARKING CORPORATION
By:	/s/ JAMES A. WILHELM
James A. Wilhelm
Director, President and Chief Executive Officer
(Principal Executive Officer)

Date: March 9, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JOHN V. HOLTEN	Director and Chairman	March 9, 2007
John V. Holten
/s/ JAMES A. WILHELM	Director, President and Chief Executive Officer	March 9, 2007
James A. Wilhelm	(Principal Executive Officer)
/s/ GUNNAR E. KLINTBERG	Director	March 9, 2007
Gunnar E. Klintberg
/s/ CHARLES L. BIGGS	Director	March 9, 2007
Charles L. Biggs
/s/ KAREN M. GARRISON	Director	March 9, 2007
Karen M. Garrison
/s/ LEIF F. ONARHEIM	Director	March 9, 2007
Leif F. Onarheim
/s/ A. PETTER ØSTBERG	Director	March 9, 2007
A. Petter Østberg
/s/ ROBERT S. ROATH	Director	March 9, 2007
Robert S. Roath
/s/ G. MARC BAUMANN	Executive Vice President, Chief Financial Officer,	March 9, 2007
G. Marc Baumann	and Treasurer (Principal Financial Officer)
/s/ DANIEL R. MEYER	Senior Vice President, Corporate Controller and	March 9, 2007
Daniel R. Meyer	Asst. Treasurer (Principal Accounting Officer)

STANDARD PARKING CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Balance at End of Year(2)
Year ended December 31, 2006:
Deducted from asset accounts
Allowance for doubtful accounts	$3,565	$971	$—	$(1,152)	$3,384
Year ended December 31, 2005:
Allowance for doubtful accounts	3,080	964	—	(479)	3,565
Deducted from asset accounts
Year ended December 31, 2004:
Deducted from asset accounts
Allowance for doubtful accounts	3,308	316	—	(544)	3,080
Deferred tax valuation account
Year ended December 31, 2006	24,493	—	—	(23,924)	569
Year ended December 31, 2005	31,252	—	(6,359)	(400)	24,493
Year ended December 31, 2004	34,543	—	(3,291)	—	31,252

(1)          Represents uncollectible account written off, net of recoveries and reversal of provision.

(2)          Includes long-term receivables valuation of $2.5 million.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1

Second Amended and Restated Certificate of Incorporation of the Company filed on June 2, 2004 (incorporated by reference to exhibit 3.1 of the Company’s Current Report on Form 8-K filed on June 16, 2004).

3.2	Amended and Restated By-Laws of the Company effective as of June 2, 2004 (incorporated by reference to exhibits 3.2 of the Company’s Current Report on Form 8-K filed on June 16, 2004).
4.1	Specimen common stock certificate (incorporated by reference to exhibit 4.1 of Amendment No. 2 to the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on May 18, 2004).
10.1

Amended and Restated Credit Agreement dated June 29, 2006 among the Company, various financial institutions, Bank of America, N.A. and LaSalle Bank National Association (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 30, 2006).

10.2

Rate Cap Transaction Agreement dated August 1, 2006 between the Company and LaSalle Bank National Association (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 4, 2006).

10.3

Consulting Agreement dated May 15, 2006 by and among the Company, D&E Parking, Inc. and Dale G. Stark (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 17, 2006).

10.4

Employment Agreement dated as of March 30, 1998 between the Company and Myron C. Warshauer (incorporated by reference to exhibit 10.6 of the Company’s Registration Statement on Form S-4, File No. 333-50437, filed on April 17, 1998).

10.4.1

First Amendment to Employment Agreement dated July 7, 2003 between the Company and Myron C. Warshauer (incorporated by reference to exhibit 10.4.1 of the Company’s Annual Report on Form 10-K filed for December 31, 2004).

10.4.2

Amendment to Employment Agreement dated as of May 10, 2004 between the Company and Myron C. Warshauer (incorporated by reference to exhibit 10.4.2 of the Company’s Annual Report on Form 10-K filed for December 31, 2004).

10.5

Employment Agreement dated as of March 26, 1998 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.12 of the Company’s Registration Statement on Form S-4, File No. 333-50437, filed on April 17, 1998).

10.5.1

Amendment to Employment Agreement dated as of June 19, 2000 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.5.1 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).

10.5.2

Second Amendment to Employment Agreement dated as of December 6, 2000, between the Company and Michael K. Wolf, (incorporated by reference to exhibit 10.22 to the Company’s Annual Report on Form 10-K filed for December 31, 2000).

10.5.3

Third Amendment to Employment Agreement dated April 1, 2002 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.19.3 to the Company’s Annual Report on Form 10-K filed for December 31, 2002).

10.5.4

Fourth Amendment to Employment Agreement dated December 31, 2003 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.5.4 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).

10.6

Executive Employment Agreement including Deferred Compensation Agreement, dated as of August 1, 1999 between Company and James A. Wilhelm (incorporated by reference to exhibit 10.14 of the Company’s Annual Report of Form 10-K filed for December 31, 1999).

10.6.1

First Amendment to Executive Employment Agreement dated as of April 25, 2001 between the Company and James A. Wilhelm (incorporated by reference to exhibit 10.20.1 to the Company’s Annual Report on Form 10-K filed for December 31, 2002).

10.6.2

Second Amendment to Executive Employment Agreement dated as of October 19, 2001 between the Company and James A. Wilhelm (incorporated by reference to exhibit 10.33 of the Company’s Annual Report on Form 10-K filed for December 31, 2001).

10.6.3

Third Amendment to Executive Employment Agreement dated as of January 31, 2002 between the Company and James A. Wilhelm (incorporated by reference to exhibit 10.34 of the Company’s Annual Report on Form 10-K filed for December 31, 2001).

10.6.4

Fourth Amendment to Executive Employment Agreement dated as of April 1, 2003 between the Company and James A. Wilhelm (incorporated by reference to exhibit 10.6.4 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).

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

10.7	Employment Agreement dated May 18, 1998 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.24 of the Company’s Annual Report on Form 10-K filed for December 31, 2001).
10.7.1

First Amendment to Employment Agreement dated as of November 7, 2001 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.25 of the Company’s Annual Report on Form 10-K filed for December 31, 2001).

10.7.2

Second Amendment to Employment Agreement dated as of August 1, 2003 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.7.2 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).

10.8

Amended and Restated Executive Employment Agreement dated as of December 1, 2002 between the Company and John Ricchiuto (incorporated by reference to exhibit 10.22.2 of the Company’s Annual Report on Form 10-K filed for December 31, 2002).

10.8.1

First Amendment to Amended and Restated Executive Employment Agreement dated as of April 11, 2005, between the Company and John Ricchiuto (incorporated by reference to exhibit 10.3 of the Company’s Current Report on Form 8-K filed on March 7, 2005).

10.9

Amended and Restated Employment Agreement dated March 1, 2005, between the Company and Steven A. Warshauer (incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 7, 2005).

10.10

Amended and Restated Executive Employment Agreement dated as of May 18, 2006 between the Company and Edward E. Simmons (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 24, 2006).

10.11

Amended and Restated Employment Agreement between the Company and G. Marc Baumann dated as of October 1, 2001 (incorporated by reference to exhibit 10.27 to the Company’s Annual Report on Form 10-K filed for December 31, 2001).

10.12

Amended and Restated Executive Employment Agreement dated as of March 1, 2005, between the Company and Thomas L. Hagerman (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 7, 2005).

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

10.15

Consulting Agreement dated as of October 16, 2001 between the Company and Shoreline Enterprises, LLC (incorporated by reference to exhibit 10.36 of the Company’s Annual Report on Form 10-K filed for December 31, 2001).

10.15.1

Amendment to Consulting Agreement dated as of May 10, 2004 between the Company and Shoreline Enterprises, LLC (incorporated by reference to exhibit 10.14.1 of the Company’s Annual Report on Form 10-K filed for December 31, 2004).

10. 16

Executive Parking Management Agreement dated as of May 1, 1998 by and among the Company, D&E Parking, Edward E. Simmons and Dale G. Stark (incorporated by reference to exhibit 10.32 of the Company’s Annual Report on Form 10-K filed for December 31, 2002).

10.16.1

First Amendment to Executive Parking Management Agreement dated as of August 1, 1999 by and among the Company, D&E Parking, Edward E. Simmons and Dale G. Stark (incorporated by reference to exhibit 10.32.1 to the Company’s Annual Report on Form 10-K filed for December 31, 2002).

10. 17

Property Management Agreement dated as of September 1, 2003 between the Company and Paxton Plaza, LLC (incorporated by reference to exhibit 10.19 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).

10. 18

Property Management Agreement dated as of September 1, 2003 between the Company and Infinity Equities, LLC (incorporated by reference to exhibit 10.20 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).

10.19

Agreement of Lease dated as of June 4, 1998 between the Company and LaSalle National Bank, as successor trustee to LaSalle National Trust, N.A. as successor trustee to LaSalle National Bank. (incorporated by reference to exhibit 10.21 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).

10.19.1

First Amendment to Agreement of Lease dated as of May 1, 1999 between the Company and LaSalle National Bank, as successor trustee to LaSalle National Trust, N.A. as successor trustee to LaSalle National Bank (incorporated by reference to exhibit 10.21.1 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).

10.19.2

Second Amendment to Agreement of Lease dated as of July 27, 2000 between the Company and LaSalle National Bank, as successor trustee to LaSalle National Trust, N.A. as successor trustee to LaSalle National Bank (incorporated by reference to exhibit 10.21.2 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).

10.19.3

Third Amendment to Agreement of Lease dated as of September 11, 2003 between the Company and LaSalle National Bank, as successor trustee to LaSalle National Trust, N.A. as successor trustee to LaSalle National Bank (incorporated by reference to exhibit 10.21.3 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).

10.20

Employment Agreement dated May 7, 2004 between the Company and John V. Holten (incorporated by reference to exhibit 10.23 of Amendment No. 2 to the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on May 18, 2004).

10.20.1

Side Letters dated May 7, 2004 related to the Employment Agreement dated May 7, 2004 between the Company and John V. Holten (incorporated by reference to exhibit 10.23.1 of Amendment No. 2 to the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on May 18, 2004).

10.21

Consulting Agreement dated as of March 1, 2004 between the Company and Gunnar E. Klintberg (incorporated by reference to exhibit 10.24 of Amendment No. 1 to the Company’s Registration Form S-1, File No. 333-112652, filed on May 10, 2004).

10.21.1

First Amendment to Consulting Agreement dated March 15, 2006 between the Company and Gunnar E. Klintberg (incorporated by reference to exhibit 10.24.1 of the Company’s Current Report on Form 8-K filed on March 16, 2006).

10.22

Form of Registration Rights Agreement dated as of May 27, 2004 between the Company and Steamboat Industries LLC (incorporated by reference to exhibit 10. 26 of Amendment No. 3 to the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on May 24, 2004).

10.23

Form of Exchange Agreement dated as of May 27, 2004 between the Company and Steamboat Industries LLC (incorporated by reference to exhibit 10.27 of Amendment No. 3 to the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on May 24, 2004).

10.24

Stock Purchase Agreement dated as of May 10, 2004 among the Company, SP Associates , Waverly Partners, L.P., the Carol R. Warshauer GST Exempt Trust, Myron C. Warshauer, Steamboat Industries LLC and John V. Holten (incorporated by reference to exhibit 10.28 of Amendment No. 3 to the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on May 24, 2004).

10.24.1

First Amendment to Stock Purchase Agreement dated as of May 20, 2004 among the Company, SP Associates, Waverly Partners, L.P., the Carol R. Warshauer GST Exempt Trust, Myron C. Warshauer, Steamboat Industries LLC and John V. Holten (incorporated by reference to exhibit 10.28.1 of Amendment No. 3 to the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on May 24, 2004).

10.25

Stock Repurchase Agreement dated March 14, 2005 between the Company and Steamboat Industries LLC (incorporated by reference to exhibit 10.3 of the Company’s Current Report on Form 8-K filed on March 17, 2005).

10.25.1

Amended and Restated Stock Repurchase Agreement dated June 10, 2005 between the Company and Steamboat Industries LLC (incorporated by reference to exhibit 10.1 of the Company’s current Report on Form 8-K filed on June 13, 2005).

10.26	Form of Property Management Agreement (incorporated by reference to exhibit 10.30 of the Company’s Annual Report on Form 10-K filed on March 10, 2006).
14.1	Code of Ethics (incorporated by reference to exhibit 14.1 of the Company’s Annual Report on Form 10-K for December 31, 2002).
21.1*	Subsidiaries of the Company
23.*	Consent of Independent Registered Public Accounting Firm dated as of March 7, 2007.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by James A. Wilhelm.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by G. Marc Baumann.
31.3*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Daniel R. Meyer.
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by James A. Wilhelm, G. Marc Baumann and Daniel R. Meyer.

*                    Filed herewith.