Form 10-Q
period 2007-03-31
STANDARD PARKING CORP
filed 2007-05-04
CIK 1059262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
As of May 4, 2007, there were 9,528,598 shares of common stock of the registrant outstanding.

STANDARD PARKING CORPORATION
FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
STANDARD PARKING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share data)

	March 31, 2007	December 31, 2006
	(Unaudited)	(see Note)
ASSETS
Current assets:
Cash and cash equivalents	$6,848	$8,058
Notes and accounts receivable, net	43,378	40,003
Prepaid expenses and supplies	2,328	2,221
Deferred taxes	8,290	8,290

Total current assets	60,844	58,572

Leaseholds and equipment, net	16,319	16,902
Long-term receivables, net	5,399	5,131
Advances and deposits	1,268	1,493
Goodwill	119,197	119,078
Intangible and other assets, net	3,189	3,105
Deferred taxes	6,255	8,247

Total assets	$212,471	$212,528

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,953	$33,167
Accrued and other current liabilities	29,139	29,087
Current portion of long-term borrowings	2,466	2,766

Total current liabilities	67,558	65,020

Long-term borrowings, excluding current portion	79,875	82,899
Other long-term liabilities	23,246	23,356

Common stockholders’ equity:
Common stock, par value $.001 per share; 12,100,000 shares authorized; 9,544,354 and 9,621,799 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	10	10
Additional paid-in capital	166,127	169,633
Accumulated other comprehensive income	55	139
Treasury stock, at cost	—	(647)
Accumulated deficit	(124,400)	(127,882)

Total common stockholders’ equity	41,792	41,253

Total liabilities and common stockholders’ equity	$212,471	$212,528

Note: The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
See Notes to Condensed Consolidated Interim Financial Statements.

STANDARD PARKING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for share and per share data, unaudited)

	Three Months Ended
	March 31, 2007	March 31, 2006
Parking services revenue:
Lease contracts	$35,198	$38,354
Management contracts	28,196	25,237

	63,394	63,591
Reimbursement of management contract expense	90,497	88,040

Total revenue	153,891	151,631

Cost of parking services:
Lease contracts	32,018	34,804
Management contracts	11,724	10,023

	43,742	44,827
Reimbursed management contract expense	90,497	88,040

Total cost of parking services	134,239	132,867

Gross profit:
Lease contracts	3,180	3,550
Management contracts	16,472	15,214

Total gross profit	19,652	18,764

General and administrative expenses (1)	10,814	10,681
Depreciation and amortization	1,252	1,445

Operating income	7,586	6,638

Other expenses (income):
Interest expense	1,803	2,186
Interest income	(219)	(74)

	1,584	2,112

Minority interest	160	124

Income before income taxes	5,842	4,402

Income tax expense	2,360	598

Net income	$3,482	$3,804

Common stock data:
Net income per common share:
Basic	$0.36	$0.38
Diluted	$0.35	$0.37
Weighted average common shares outstanding:
Basic	9,603,332	10,121,869
Diluted	9,859,661	10,377,057
See Notes to Condensed Consolidated Interim Financial Statements.

(1)	Non-cash compensation expense of $179 and $78 for the quarter ended March 31, 2007 and March 31, 2006, respectively, is included in general and administrative expense.

STANDARD PARKING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except for share and per share data, unaudited)

	Three Months Ended
	March 31, 2007	March 31, 2006

Operating activities:
Net income	$3,482	$3,804
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	1,252	1,445
Non-cash compensation	179	78
Amortization of deferred financing costs	68	189
Amortization of carrying value in excess of principal	—	(56)
Excess tax benefit related to stock option exercises	(265)	—
Recoveries of bad debts net of (reversals)	(255)	(209)
Deferred taxes	1,992	458
Change in operating assets and liabilities	(379)	(7,588)

Net cash provided by (used in) operating activities	6,074	(1,879)

Investing activities:
Purchase of leaseholds and equipment	(668)	(397)
Contingent earn-out payments	(77)	(75)

Net cash used in investing activities	(745)	(472)

Financing activities:
Proceeds from exercise of stock options	178	286
Tax benefit related to stock option exercises	265	—
Repurchase of common stock	(3,430)	(2,999)
(Payments) proceeds on senior credit facility	(2,600)	2,450
Payments on long-term borrowings	(77)	(26)
Payments on joint venture borrowings	—	(165)
Payments of debt issuance costs	—	(78)
Payments on capital leases	(748)	(628)

Net cash used in financing activities	(6,412)	(1,160)

Effect of exchange rate changes on cash and cash equivalents	(127)	(468)

Decrease in cash and cash equivalents	(1,210)	(3,979)
Cash and cash equivalents at beginning of period	8,058	10,777

Cash and cash equivalents at end of period	$6,848	$6,798

Supplemental disclosures:
Cash paid during the period for:
Interest	$1,618	$3,354
Income taxes	210	85
Supplemental disclosures of non-cash activity:
Debt issued for capital lease obligations	$—	$380
See Notes to Condensed Consolidated Interim Financial Statements.

STANDARD PARKING CORPORATION
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
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
In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the financial position and results of operations have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that might be expected for any other interim period or the fiscal year ending December 31, 2007. The financial statements presented in this report should be read in conjunction with the consolidated financial statements and footnotes thereto included in our 2006 Annual Report on Form 10-K filed March 9, 2007.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and joint ventures in which the Company has more than a 50% ownership interest. Minority interest recorded in the consolidated statement of income is the joint venture partner’s non-controlling interest in consolidated joint ventures. We have interests in thirteen joint ventures, each of which operates between one and twenty-two parking facilities. Of the thirteen joint ventures, eight are majority owned by us and are consolidated into our financial statements, and five are single purpose entities where we have a 50% interest or a minority interest. Investments in joint ventures where the Company has a 50% or less non-controlling ownership interest are accounted for under the equity method. All significant intercompany profits, transactions and balances have been eliminated in consolidation.
Variable Interest Entities

	Commencement of	Nature of
Equity	Operations	Activities	% Ownership	Locations
Other investments in VIEs	Dec 91 — March 05	Management of parking lots, shuttle operations and parking meters	50%	Various states
The existing VIEs in which we have a variable interest are not consolidated into our financial statement because we are not the primary beneficiary.
2. Stock-Based Compensation
Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective method and consequently we have not retroactively adjusted prior period results. Under this method, compensation costs in the first quarter of 2007 and 2006 are based on the estimated fair value of the respective options and the proportion vesting in the period. Deductions for stock-based employee compensation expense for the first quarter ended March 31, 2007 and 2006 were calculated using the Black-Scholes option pricing model. Allocation of compensation expense was made using historical option terms for option grants made to our employees and historical price volatility.
The Company has an amended and restated Long-Term Incentive Plan that was adopted in conjunction with the IPO. The maximum number of shares of common stock that may be issued and awarded under the Long-Term Incentive Plan is 1,000,000, of which 490,643 shares are outstanding as of March 31, 2007. The Long-Term Incentive Plan will terminate 10 years from the date it was adopted by our board. In most cases the options vest at the end of a three-year period from the date of the award. Options are granted with an exercise price equal to the closing price at the date of grant.
There were no options granted during the first quarter ended March 31, 2007. The estimated weighted average fair value of the options granted during 2006 was $11.16 using the Black-Scholes option pricing model with the following assumptions; weighted average dividend yield was 0%, weighted average volatility of 27.07%, which was based on the 90 day historical volatility of our common stock at the grant date, weighted average risk free interest based on zero-coupon U.S. government issues with a remaining term equal to the expected life of the option of 5.03%, and a weighted average expected term of 7 years for 2006.

The Company recognized $77 and $78 of stock based compensation expense in the quarters ended March 31, 2007 and March 31, 2006 respectively, which is included in general and administrative expense. As of March 31, 2007, there was $56 of unrecognized compensation costs related to unvested options which is expected to be recognized over a weighted average period of 0.2 years.
Restricted Stock
In December 2006, the Board of Directors adopted a performance-based incentive program under our Long-Term Incentive Plan. This new program provides certain executive officers with the opportunity to earn a combination of stock (50%) and cash (50%) if certain performance targets for pre-tax net income and pre-tax free cash flow are achieved. On February 23, 2007, certain participating executives became entitled to performance restricted stock based on the stock price at the commencement of the performance cycle and as a result 8,202 shares were issued subject to vesting upon the achievement of the performance goals. A new three-year performance cycle begins every calendar year.
SFAS No. 123R requires that unearned compensation be reported as a contra-equity, representing the unamortized value of the restricted stock issued. Accordingly, unearned compensation in the consolidated balance sheet as of March 31, 2007 is included in additional paid-in capital.
In accordance with SFAS No. 123R, recording of stock-based compensation expense for awards with performance conditions is based on the probable outcome of that performance condition. The Company recognized $51 of stock-based compensation expense and $51 of non-cash compensation expense related to the performance-based incentive program, in the quarter ended March 31, 2007, which is included in general and administrative expenses. As of March 31, 2007, there was $659 of unrecognized compensation costs related to the performance-based incentive program which is expected to be recognized over a weighted average period of 2.75 years.
3. Net Income Per Common Share
In accordance with SFAS No.128, “Earnings Per Share (“EPS”),” basic net income per share is computed by dividing net income by the weighted daily average number of shares of common stock outstanding during the period. Diluted net income per share is based upon the weighted daily average number of shares of common stock outstanding for the period plus dilutive potential common shares, including stock options using the treasury-stock method. For the three months ended March 31, 2007 and 2006 the effect of dilutive common stock options was 256,329 and 255,188, respectively.
The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
	2007	2006

Numerator:
Net income	$3,482	$3,804
Denominator:
Denominator for basic net income per common share:
Weighted average basic shares outstanding	9,603,332	10,121,869
Weighted average of diluted shares outstanding	9,859,661	10,377,057

Basic net income per common share	$0.36	$0.38
Dilutive net income per common share	$0.35	$0.37
For the quarter ended March 31, 2007, 8,202 shares of performance based restricted stock were not included in the computation of weighted average diluted common share amounts because the number of shares ultimately issued is contingent on the Company’s performance goals, which were not achieved as of that date.
4. Recently Issued Accounting Pronouncements
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

5. Acquisition
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
6. Goodwill
The change in the carrying amount of goodwill is summarized as follows:

Beginning balance at January 1, 2007	$119,078
Effect of foreign currency translation	42
Contingency payments related to prior acquisitions	77

Ending balance at March 31, 2007	$119,197

Our obligation for contingency payments related to prior acquisitions terminates on April 30, 2007. The estimated amount of future payments to be made in 2007 is $26.
7. Long-Term Receivables
Long-term receivables, net, consist of the following:

	Amount Outstanding
	March 31, 2007	December 31, 2006
	(Unaudited)
Bradley International Airport
Deficiency payments	$4,605	$4,337
Other Bradley related, net	3,203	3,203
Valuation allowance	(2,484)	(2,484)

Net amount related to Bradley other long-term receivables, net	5,324	5,056
Other long-term receivables, net	75	75

Total long-term receivables, net	$5,399	$5,131

We entered into a 25-year agreement with the State of Connecticut that expires on April 6, 2025, under which we operate the surface parking and 3,500 garage parking spaces at Bradley International Airport located in the Hartford, Connecticut metropolitan area. The parking garage was financed on April 6, 2000 through the issuance of $53,800 of State of Connecticut special facility revenue bonds, representing $47,700 non-taxable Series A bonds and a separate taxable issuance of $6,100 Series B bonds. The Series B bonds were retired on July 1, 2006 according to the terms of the indenture. The Bradley agreement provides that we deposit with a trustee for the bondholders all gross revenues collected from operations of the surface and garage parking, and from these gross revenues, the trustee pays debt service on the special facility revenue bonds, operating and capital maintenance expenses of the surface and garage parking facilities and specific annual guaranteed minimum payments to the State. Principal and interest on the Bradley special facility revenue bonds increase from approximately $3,600 in lease year 2002 to approximately $4,500 in lease year 2025. Our annual guaranteed minimum payments to the State increase from approximately $8,300 in lease year 2002 to approximately $13,200 in lease year 2024.
To the extent that monthly gross receipts are not sufficient for the trustee to make the required payments, we are obligated pursuant to our agreement, to deliver the deficiency amount to the trustee within three business days of being notified. We are responsible for these deficiency payments regardless of the amount of utilization for the Bradley parking facilities. In the period ended March 31, 2007, we made deficiency payments (net of repayments) of $300 and recorded a $13 increase to a receivable related to interest and premium income on deficiency repayments from the trustee in the first quarter. In the period ended March 31, 2006, we made deficiency payments (net of repayments) of $200 and did not record any interest or premium income on deficiency repayments from the trustee. The total receivable from the trustee for interest and premium income related to deficiency repayments as of March 31, 2007 was $100 compared to $500 as of March 31, 2006.

The deficiency payments represent contingent interest bearing advances to the trustee to cover operating cash flow requirements. The payments, if any, are recorded as a receivable by us for which we are reimbursed from time to time as provided in the trust agreement. As of March 31, 2007, we have advanced to the trustee $4,605, net of reimbursements. We believe these advances to be fully recoverable and therefore have not recorded a valuation allowance for them. We do not guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee. Total cumulative net management fees related to Bradley are $4,190. Prior to 2003, we recognized a total of $1,640 in fees. A full valuation allowance was recorded against these fees during the year ended December 31, 2003. Due to the existence of outstanding deficiency payments, $2,550 in management fees have not been recognized as of March 31, 2007.
8. Borrowing Arrangements
Long-term borrowings, in order of preference, consist of:

			Amount Outstanding
	Interest
	Rate(s)	Due Date	March 31, 2007	December 31, 2006
			(Unaudited)

Senior Credit Facility	Various	June 2011	$74,450	$77,050
Capital lease obligations	Various	Various	6,178	6,849
Obligations on Seller notes and other	Various	Various	1,713	1,766

			82,341	85,665
Less current portion			2,466	2,766

			$79,875	$82,899

Senior Subordinated Notes
Senior Credit Facility
We entered into an amended and restated senior credit agreement as of June 29, 2006 with Bank of America, N.A. and LaSalle Bank, N.A., as co-administrative agents, Wells Fargo Bank, N.A., as syndication agent and four other lenders. This agreement amended and restated our credit facility dated June 2, 2004.
The senior credit facility was increased from $90,000 to $135,000. The $135,000 revolving credit facility will expire on June 29, 2011. The revolving credit facility includes a letter of credit sub-facility with a sublimit of $50,000 and a swing line sub-facility with a sublimit of $10,000.
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
We are in compliance with all of our financial covenants.
The weighted average interest rate on our Senior Credit Facility at March 31, 2007 and December 31, 2006 was 6.0% and 5.9%, respectively. The rate includes all outstanding LIBOR contracts, interest rate cap effect and letters of credit. The weighted average interest rate on outstanding borrowings, not including letters of credit, was 7.2% at March 31, 2007 and December 31, 2006.
At March 31, 2007, we had $22,300 of letters of credit outstanding under the senior credit facility, borrowings against the senior credit facility aggregated $74,500, and we had $38,200 available under the senior credit facility.

Consolidated joint ventures have entered into four agreements for stand-alone development projects providing non-recourse funding. These joint venture debentures are collateralized by the specific contracts that were funded and approximate the net book value of the related assets.
We have entered into various financing agreements, which were used for the purchase of equipment.
9. Stock Repurchase
In March 2007, the Board of Directors authorized us to repurchase shares of our common stock, on the open market or through private purchases, up to $20,000 in aggregate. We repurchased certain shares in open market transactions from time to time during the three months ended March 31, 2007 and our majority shareholder agreed in each case to sell shares equal to its pro-rata ownership at the same price paid by us in each open market purchase.
During the first quarter we repurchased 47,639 shares at an average price of $35.14 per share on the open market. Our majority shareholder sold to us 50,000 shares in the first quarter at an average price of $35.11 per share. The total value of the first quarter transactions was $3,430. All treasury shares were retired in March 2007.
On February 23, 2006, the Board of Directors authorized us to repurchase shares of our common stock, on the open market or through private purchases, for a value not to exceed $7,500. During the first quarter of 2006 we repurchased 120,300 shares at an average price of $24.93 per share on the open market with a total value of $2,999.
10. Domestic and Foreign Operations
Our business activities consist of domestic and foreign operations. Foreign operations are conducted in Canada. Revenue attributable to foreign operations were less than 10% of consolidated revenues for each of the periods ending March 31, 2007 and March 31, 2006.
A summary of information about our foreign and domestic operations is as follows:

	March 31, 2007	March 31, 2006

Total revenues, excluding reimbursement of management contract expenses:
Domestic	$62,437	$62,718
Foreign	957	873

Consolidated	$63,394	$63,591

Operating income:
Domestic	$7,415	$6,497
Foreign	171	141

Consolidated	$7,586	$6,638

Net income before income taxes:
Domestic	$5,659	$4,247
Foreign	183	155

Consolidated	$5,842	$4,402

	March 31, 2007	December 31, 2006
Identifiable assets:
Domestic	$204,925	$205,412
Foreign	7,546	7,116

Consolidated	$212,471	$212,528

11. Comprehensive Income
Comprehensive income consists of the following components:

	Three Months Ended
	March 31
	2007	2006

Net income	$3,482	$3,804
Revaluation of interest rate cap	43	(104)
Effect of foreign currency translation	(127)	(259)

Other comprehensive loss	(84)	(363)

Comprehensive income	$3,398	$3,441

12. Income Taxes
For the period ended March 31, 2007, the Company recognized income tax expense of $2,360 on pre-tax earnings of $5,842 compared to $598 tax expense on pretax earnings of $4,402 at March 31, 2006. In the fourth quarter of 2006 the Company concluded that certain net operating loss carryforwards and other deferred tax assets were more likely than not to be realized and accordingly, reversed the valuation allowance by the amount considered recoverable. The increase in income tax expense is based on an effective tax rate of approximately 40.4% in the first quarter of 2007 compared to approximately 13.58% in the first quarter of 2006. The change in the Company’s effective tax rate resulted from the Company’s reversal of the valuation at December 31, 2006.
In July 2006, FASB issued Statement of Financial Accounting Standards Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes”. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The company recognizes potential interest and penalties related to uncertain tax positions, if any, in income tax expense. Upon adoption as of January 1, 2007, the company completed a detailed analysis of its tax positions and determined that the implementation of FIN 48 did not have a material impact on the Company’s financial position or results from operations.
The tax years that remain subject to examination for the Company’s major tax jurisdictions at January 1, 2007 are shown below:

2003 – 2006	United States — federal income tax
2002 – 2006	United States — state and local income tax
2002 – 2006	Canada
13. Hurricane Katrina
We have a claim for $6,000 which consists of $3,000 for property damage and $3,000 for business interruption. The settlement of the claim has not been finalized, however, we have received partial payments from the insurance carrier totaling $2,000. We are required to reimburse the owners of the leased and managed locations for property damage of approximately $2,200, of which $500 was accrued as of December 31, 2005 and the remaining $1,700 accrued for as of December 31, 2006. For the year ended December 31, 2006, we also recorded $300 for the recovery from insurers of recognized losses on nonmonetary assets, which have been reflected as a reduction in cost of sales. Based on the status of the claim, no additional recoveries of costs have been recorded.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion will assist in understanding our financial position and results of operations. The information below should be read in conjunction with the consolidated financial statements, the related notes to the consolidated financial statements and our Form 10-K for the year ended December 31, 2006.
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
We continue to be subject to certain factors that could cause our results to differ materially from expected and historical results (see the “Risk Factors” set forth in our 2006 Form 10-K filed on March 9, 2007).
Overview
Our Business
We manage parking facilities in urban markets and at airports across the United States and in three Canadian provinces. We do not own any facilities, but instead enter into contractual relationships with property owners or managers.
We operate our clients’ parking properties through two types of arrangements: management contracts and leases. Under a management contract, we typically receive a base monthly fee for managing the facility, and we may also receive an incentive fee based on the achievement of facility performance objectives. We also receive fees for ancillary services. Typically, all of the underlying revenues and expenses under a standard management contract flow through to our clients rather than to us. However, some management contracts, which are referred to as “reverse” management contracts, usually provide for larger management fees and require us to pay various costs. Under lease arrangements, we generally pay to the property owner either a fixed annual rent, a percentage of gross customer collections, or a combination thereof. We collect all revenues under lease arrangements and we are responsible for most operating expenses, but we are typically not responsible for major maintenance, capital expenditures or real estate taxes. Margins for lease contracts vary significantly, not only due to operating performance, but also due to variability of parking rates in different cities and varying space utilization by parking facility type and location. As of March 31, 2007, we operated 88% of our locations under management contracts and 12% under leases.
In evaluating our financial condition and operating performance, management’s primary focus is on our gross profit, total general and administrative expense and general and administrative expense as a percentage of our gross profit. Although the underlying economics to us of management contracts and leases are similar, the manner in which we are required to account for them differs. Revenue from leases includes all gross customer collections derived from our leased locations (net of parking tax), whereas revenue from management contracts only includes our contractually agreed upon management fees and amounts attributable to ancillary services. Gross customer collections at facilities under management contracts, therefore, are not included in our revenue. Accordingly, while a change in the proportion of our operating agreements that are structured as leases versus management contracts may cause significant fluctuations in reported revenue and expense of parking services, that change will not artificially affect our gross profit. For example, as of March 31, 2007, 88% of our locations were operated under management contracts and 84% of our gross profit for the period ended March 31, 2007, was derived from management contracts. Only 45% of total revenue for the period ended March 31, 2007 (excluding reimbursement of management contract expenses), however, was from management contracts because under those contracts the revenue collected from parking customers belongs to our clients. Therefore, gross profit and total general and administrative expense, rather than revenue, are management’s primary focus.
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

Our ability to consistently deliver a uniformly high level of parking and related services and maximize the profit to our clients improves our ability to win contracts and retain existing locations. Our retention rate for the twelve-month period ended March 31, 2007 was 90%, compared to 91% for the year-ago period, a statistic which also reflects the impact of our decision not to renew, or terminate, unprofitable contracts.
We are also experiencing an increase in our ability to leverage existing relationships to increase the scope of services provided, thereby increasing the profit per location. For the period ended March 31, 2007 compared to the period ended March 31, 2006, we improved average gross profit per location by 4.2% from $9.6 thousand to $10.0 thousand.
Summary of Operating Facilities
We focus our operations in core markets where a concentration of locations improves customer service levels and operating margins. The following table reflects our facilities operated at the end of the periods indicated:

	March 31, 2007	December 31, 2006	March 31, 2006

Managed facilities	1,717	1,733	1,698
Leased facilities	245	245	265

Total facilities	1,962	1,978	1,963

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

Results of Operations
Three Months ended March 31, 2007 Compared to Three Months ended March 31, 2006
     Parking services revenue—lease contracts. Lease contract revenue decreased $3.2 million, or 8.2%, to $35.2 million in the first quarter of 2007, compared to $38.4 million in the first quarter 2006. This decrease resulted from reductions in revenue related to contract expirations of $6.6 million, offset by an increase of $1.3 million in revenues from new locations and an increase in same location revenue of $2.1 million. The increase in same location revenue was due to increases in short-term parking revenue of $1.4 million, or 6.3%, and an increase in monthly parking revenue of $0.7 million, or 7.0%.
     Parking services revenue—management contracts. Management contract revenue increased $3.0 million, or 11.7%, to $28.2 million in the first quarter of 2007, compared to $25.2 million in the first quarter of 2006. This increase resulted from an increase of $2.6 million in revenues from new locations that was partially offset by reductions in revenue attributable to contract expirations of $1.9 million and an increase in same location revenue of $2.3 million. The increase in same location revenue was primarily due to additional fees from reverse management locations and ancillary services.
     Reimbursement of management contract expense. Reimbursement of management contract expenses increased $2.5 million, or 2.8%, to $90.5 million in the first quarter of 2007, compared to $88.0 million in the first quarter of 2006. This increase resulted from additional reimbursements for costs incurred on the behalf of owners.
     Cost of parking services—lease contracts. Cost of parking services for lease contracts decreased $2.8 million, or 8.0%, to $32.0 million in the first quarter of 2007, compared to $34.8 in the first quarter of 2006. This decrease resulted from reductions in costs attributable to contract expirations of $6.7 million that was partially offset by an increase in costs from new locations of $1.3 million and an increase in same location costs of $2.6 million. The increase in same location costs was due to increases in rent expense of $1.9 million, or 8.8%, due to percentage rental payments from increased revenue, $0.5 million, or 14.7% for increases in payroll and payroll related expenses and an increase in other operating costs of $0.2 million.
     Cost of parking services—management contracts. Cost of parking services for management contracts increased $1.7 million, or 17.0%, to $11.7 million in the first quarter of 2007, compared to $10.0 million in the first quarter of 2006. This increase resulted from an increase of $1.9 million in costs from new reverse management locations and an increase in same location costs of $1.1 million that was partially offset by reductions in costs attributable to contract expirations of $1.3 million. The increase in same location costs was due to increases in payroll and payroll related costs of $0.8 million, or 12.5%, and increases attributable to operating expenses on our reverse management locations of $0.3 million.
     Reimbursed management contract expense. Reimbursed management contract expenses increased $2.5 million, or 2.8%, to $90.5 million in the first quarter of 2007, compared to $88.0 million in the first quarter of 2006. This increase resulted from additional reimbursed costs incurred on the behalf of owners.
     Gross profit—lease contracts. Gross profit for lease contracts decreased $0.4 million, or 10.4%, to $3.2 million in the first quarter of 2007, compared to $3.6 million in the first quarter of 2006. Gross margin for lease contracts decreased to 9.0% in the first quarter of 2007, compared to 9.3% in the first quarter of 2006. This margin decrease was due to increases in rent expense and other expenses on existing locations.
     Gross profit—management contracts. Gross profit for management contracts increased $1.3 million, or 8.3%, to $16.5 million in the first quarter of 2007, compared to $15.2 million in the first quarter of 2006. Gross margin for management contracts decreased to 56.7% in the first quarter of 2007, compared to 60.3% in the first quarter of 2006. This decrease was primarily due to increases in costs from reverse management locations.
     General and administrative expenses. General and administrative expenses increased $0.1 million, or 1.2%, to $10.8 million in the first quarter of 2007, compared to $10.7 million in the first quarter of 2006. This increase resulted primarily from increases in payroll and payroll related expenses of $0.4 million, offset by a reduction in professional fees of $0.3 million.
     Interest expense. Interest expense decreased $0.4 million, or 17.5%, to $1.8 million in the first quarter of 2007, compared to $2.2 million in the first quarter of 2006. This decrease resulted primarily from the redemption of the 9¼% Senior Subordinated Notes, the refinancing of our senior credit facility and reduced borrowings under our senior credit facility..
     Interest income. Interest income increased $0.1 million, to $0.2 million in the first quarter of 2007, compared to $0.1 million in the first quarter of 2006. The increase resulted primarily from payment of interest in conjunction with the collection of an outstanding receivable.
     Income tax expense. Income tax expense increased $1.8 million, to $2.4 million in the first quarter of 2007, compared to $0.6 million in the first quarter of 2006. In the fourth quarter of 2006 the Company concluded that certain net operating loss carryforwards and other deferred tax assets were more likely than not to be realized and accordingly, reversed the valuation allowance by the amount considered recoverable. The increase in income tax expense is based on an effective tax rate of approximately 40% in 2007 compared to approximately 14.0% in 2006. The change in the Company’s effective tax rate resulted from the Company’s reversal of the valuation allowance at December 31, 2006.

Liquidity and Capital Resources
Outstanding Indebtedness
On March 31, 2007, we had total indebtedness of approximately $82.3 million, a decrease of $3.3 million from December 31, 2006. The $82.3 million includes:
•	$74.5 million under our senior credit facility; and
•	$7.8 million of other debt including capital lease obligations and obligations on seller notes and other indebtedness.
We believe that our cash flow from operations, combined with available borrowing capacity under our senior credit facility, which amounted to $38.2 million at March 31, 2007, will be sufficient to enable us to pay our indebtedness, or to fund other liquidity needs. We may need to refinance all or a portion of our indebtedness, on or before its respective maturities. We believe that we will be able to refinance our indebtedness on commercially reasonable terms.
Senior Credit Facility
We entered into an amended and restated senior credit agreement as of June 29, 2006 with Bank of America, N.A. and LaSalle Bank, N.A., as co-administrative agents, Wells Fargo Bank, N.A., as syndication agent and four other lenders. This agreement amended and restated our credit facility dated June 2, 2004.
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
We are in compliance with all of our covenants.
The weighted average interest rate on our Senior Credit Facility at March 31, 2007 and December 31, 2006 was 6.0% and 5.9%, respectively. The rate includes all outstanding LIBOR contracts, interest rate cap effect and letters of credit. The weighted average interest rate on outstanding borrowings, not including letters of credit, was 7.2% at March 31, 2007 and December 31, 2006.
At March 31, 2007, we had $22.3 million letters of credit outstanding under the senior credit facility, borrowings against the senior credit facility aggregated $74.5 million and we had $38.2 million available under the senior credit facility.
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

To meet this objective, we entered into two interest rate cap transactions with LaSalle Bank, N.A. (“LaSalle”) in 2005, allowing us to continue to take advantage of LIBOR based pricing under our Credit Agreement while hedging our interest rate exposure on a portion of our borrowings under the Credit Agreement (“Rate Cap Transactions”). Under each Rate Cap Transaction, we received payments from LaSalle at the end of each quarterly period to the extent that the prevailing three month LIBOR during that period exceeded our cap rate.
In 2006 we entered into a Rate Cap Transaction with LaSalle, which allows us to limit our exposure on a portion of our borrowings under the Credit Agreement. Under the third Rate Cap Transaction, we receive payments from LaSalle each quarterly period to the extent that the prevailing three month LIBOR during that period exceeds our cap rate of 5.75%. The third Rate Cap Transaction caps our LIBOR interest rate on a notional amount of $50.0 million at 5.75% for a total of 36 months. The Rate Cap Transaction began as of August 4, 2006 and settles each quarter on a date that coincides with our quarterly interest payment dates under the credit agreement.
At March 31, 2007 and December 31, 2006, the $50.0 million Rate Cap Transaction was reported at its fair value of $47 thousand and $0.1 million, respectively, and is included in prepaid expenses and other assets on the consolidated balance sheet. Total changes in the fair value of the Rate Cap Transaction have been $47 thousand for the quarter ended March 31, 2007, and have been reflected in accumulated other comprehensive income, net of tax, on the consolidated balance sheet. $25 thousand of this change has been recorded as an increase of interest expense in the consolidated statement of income for the period ended March 31, 2007. $42 thousand of this change was recorded as an increase of interest expense on the consolidated statement of income for the year ended December 31, 2006.
We do not enter into derivative instruments for any purpose other than cash flow hedging purposes.
Stock Repurchase
In March 2007, the Board of Directors authorized us to repurchase shares of our common stock, on the open market or through private purchases, up to $20.0 million in aggregate. We repurchased certain shares in open market transactions from time to time during the three months ended March 31, 2007 and our majority shareholder agreed in each case to sell shares equal to its pro-rata ownership at the same price paid by us in each open market purchase.
During the first quarter we repurchased 47,639 shares at an average price of $35.14 per share on the open market. Our majority shareholder sold to us 50,000 shares in the first quarter an an average price of $35.11 per share. The total value of the first quarter transactions was $3.4 million. All treasury shares were retired in March 2007.
On February 23, 2006, the Board of Directors authorized us to repurchase shares of our common stock, on the open market or through private purchases, for a value not to exceed $7.5 million. During the first quarter of 2006 we repurchased 120,300 shares at an average price of $24.93 per share on the open market with a total value of approximately $3.0 million.

Letters of Credit
At March 31, 2007, we have provided letters of credit totaling $21.9 million to our casualty insurance carriers to collateralize our casualty insurance program.
As of March 31, 2007, we provided $0.4 million in letters of credit to collateralize other programs.
Deficiency Payments
Pursuant to our obligations with respect to the parking garage operations at Bradley International Airport, we are required to make certain payments for the benefit of the State of Connecticut and for holders of special facility revenue bonds. The deficiency payments represent contingent interest bearing advances to the trustee to cover operating cash flow requirements. The payments, if any, are recorded as a receivable by us for which we are reimbursed from time to time as provided in the trust agreement. As of March 31, 2007, we have advanced to the trustee $4.6 million, net of reimbursements. We believe these advances to be fully recoverable and therefore have not recorded a valuation allowance for them. We do not guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.
We made deficiency payments (net of repayments) of $0.3 million in the first three months of 2007 compared to $0.2 million in the first three months of 2006. Although we expect to recover all amounts owed to us, we may have to make additional deficiency payments.
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
Our average investment in working capital depends on our contract mix. For example, an increase in contracts that require all cash deposited in our bank accounts reduces our investment in working capital and improves our liquidity. During the first three months of 2007 and the first three months of 2006, there were no material changes in these types of contracts. In addition, our clients may accelerate monthly distributions to them and have an estimated distribution occur in the current month. During the first three months of 2007 and the first three months of 2006, there were no material changes in the timing of current month distributions.
Our liquidity also fluctuates on an intra-month and intra-year basis depending on the contract mix and timing of significant cash payments. Additionally, our ability to utilize cash deposited into our local accounts is dependent upon the availability and movement of that cash into our corporate account. For all these reasons, from time to time we carry a significant cash balance while also utilizing our senior credit facility.
Net Cash Provided by (Used In) Operating Activities
Net cash provided by operating activities totaled $6.1 million for the first three months of 2007. Cash provided included $6.5 million from operations and a net decrease in operating assets and liabilities of $0.4 million due to an increase in accounts receivable of $2.9 million which was partially offset by an increase in accounts payable of $2.3 million, and an increase of $0.2 million in other liabilities.

Net cash used by operating activities totaled $1.9 million for the first three months of 2006. Cash used during the first three months of 2006 included a net decrease in assets and liabilities of $7.6 million which was partially offset by $5.7 million from operations. The decrease in assets and liabilities of $7.6 million was due to an increase in accounts receivable of $3.2 million, a decrease in other liabilities of $3.4 million primarily relating to our casualty insurance programs and accrued compensation, a decrease in accounts payable of $0.5 million and an increase in prepaid expenses of $0.6 million which was partially offset by a decrease in other assets of $0.1.
Net Cash Used in Investing Activities
Net cash used in investing activities totaled $0.7 million in the first three months of 2007. Cash used in investing activities for the first three months of 2007 included capital expenditures of $0.6 million for capital investments needed to secure and/or extend leased facilities, investment in information system enhancements and infrastructure and $0.1 million for contingent payments on previously acquired contracts.
Net cash used in investing activities totaled $0.5 million in the first three months of 2006. Cash used in investing for 2006 included capital expenditures of $0.4 million for capital investments needed to secure and/or extend leased facilities, investment in information system enhancements and infrastructure and $0.1 million for contingent payments on previously acquired contracts.
Net Cash Used in Financing Activities
Net cash used in financing activities totaled $6.4 million in the first three months of 2007. Cash used in financing activities for 2007 included $3.4 million to repurchase our common stock, $2.6 million in payments on the senior credit facility, $0.8 million used for payments on capital leases, $0.1 million for cash used on long-term borrowings, which is partially offset by $0.2 million in proceeds from the exercise of stock options and $0.3 million in excess tax benefits related to stock option exercises.
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
Cash and Cash Equivalents
We had cash and cash equivalents of $6.8 million at March 31, 2007, compared to $8.1 million at December 31, 2006. The cash balances reflect our ability to utilize funds deposited into our local accounts and which based upon availability, timing of deposits and the subsequent movement of that cash into our corporate accounts may result in significant changes to our cash balances.
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
To meet this objective, we entered into two interest rate cap transactions with LaSalle Bank, N.A. (“LaSalle”) in 2005, allowing us to continue to take advantage of LIBOR based pricing under our Credit Agreement while hedging our interest rate exposure on a portion of our borrowings under the Credit Agreement (“Rate Cap Transactions”). Under each Rate Cap Transaction, we received payments from LaSalle at the end of each quarterly period to the extent that the prevailing three month LIBOR during that period exceeded our cap rate.
In 2006 we entered into a Rate Cap Transaction with LaSalle, which allows us to limit our exposure on a portion of our borrowings under the Credit Agreement. Under the third Rate Cap Transaction, we receive payments from LaSalle each quarterly period to the extent that the prevailing three month LIBOR during that period exceeds our cap rate of 5.75%. The third Rate Cap Transaction caps our LIBOR interest rate on a notional amount of $50.0 million at 5.75% for a total of 36 months. The Rate Cap Transaction began as of August 4, 2006 and settles each quarter on a date that coincides with our quarterly interest payment dates under the credit agreement.

At March 31, 2007 and December 31, 2006, the $50.0 million Rate Cap Transaction was reported at its fair value of $47 thousand and $0.1 million, respectively, and is included in prepaid expenses and other assets on the consolidated balance sheet. Total changes in the fair value of the Rate Cap Transaction have been $47 thousand for the quarter ended March 31, 2007 and have been reflected in accumulated other comprehensive income, net of tax, on the consolidated balance sheet. $25 thousand of this change has been recorded as an increase of interest expense in the consolidated statement of income for the period ended March 31, 2007. $42 thousand of this change was recorded as an increase of interest expense on the consolidated statement of income for the year ended December 31, 2006.
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
Foreign Currency Risk
Our exposure to foreign exchange risk is minimal. All foreign investments are denominated in U.S. dollars, with the exception of Canada. We had approximately $0.9 million and $0.1 million of Canadian dollar denominated cash and debt instruments, respectively, at March 31, 2007. We do not hold any hedging instruments related to foreign currency transactions. We monitor foreign currency positions and may enter into certain hedging instruments in the future should we determine that exposure to foreign exchange risk has increased.
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

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer. The following table contains detail related to the repurchase of common stock based on the date of trade during the quarter ended March 31, 2007. (In thousands except share and per share data)

			Total Number of	Maximum Dollar
	Total		Shares Purchased as	Value of Shares that
	Number	Average	part of publicly	may yet be purchased
Quarter Ended	of Shares	Price Paid	announced plans or	under the plan or
March 31, 2007	Purchased	per Share	programs	program

From January 1 to January 31	—	$—	—	$—
From February 1 to February 28	—	—	—	—
From March 1 to March 31	97,639	35.13	97,639	16,570

Total for the quarter ended March 31	97,639	$35.13	97,639	$16,570

In March 2007, the Board of Directors authorized us to repurchase shares of our common stock, on the open market or through private purchases, up to $20,000. We repurchased certain shares in open market transactions from time to time during the first quarter and our majority shareholder agreed in each case to sell shares equal to its pro-rate ownership at the same price paid by us in each open market purchase.
During the first quarter we repurchased 47,639 shares at an average price of $35.14 per share on the open market. Our majority shareholder sold to us 50,000 shares in the first quarter at an average price of $35.11 per share. The total value of the first quarter transaction was $3,430. These shares were retired in March 2007.

Item 6. Exhibits

Exhibit
Number	Description

31.1	Section 302 Certification dated May 4, 2007 for James A. Wilhelm, Director, President and Chief Executive Officer

31.2	Section 302 Certification dated May 4, 2007 for G. Marc Baumann, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

31.3	Section 302 Certification dated May 4, 2007 for Daniel R. Meyer, Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer)

32.1	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 4, 2007

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD PARKING CORPORATION
Dated: May 4, 2007	By:	/s/ DANIEL R. MEYER
Daniel R. Meyer
Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer and Duly Authorized Officer)

Dated: May 4, 2007	By:	/s/ G. MARC BAUMANN
G. Marc Baumann Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Section 302 Certification dated May 4, 2007 for James A. Wilhelm, Director, President and Chief Executive Officer

31.2	Section 302 Certification dated May 4, 2007 for G. Marc Baumann, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

31.3	Section 302 Certification dated May 4, 2007 for Daniel R. Meyer, Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer)

32.1	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 4, 2007