Form 10-Q
period 2007-09-30
STANDARD PARKING CORP
filed 2007-11-02
CIK 1059262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of October 26, 2007, there were 9,308,023 shares of common stock of the registrant outstanding.

STANDARD PARKING CORPORATION
FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

Item 1.                          Financial Statements

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share data)

	September 30, 2007	December 31, 2006
	(Unaudited)	(see Note)
ASSETS
Current assets:
Cash and cash equivalents	$6,820	$8,058
Notes and accounts receivable, net	42,710	40,003
Prepaid expenses and supplies	3,009	2,221
Deferred taxes	8,290	8,290
Total current assets	60,829	58,572

Advances and deposits	3,599	1,493
Long-term receivables, net	4,633	5,131
Leaseholds, cost of contracts and equipment, net	20,126	16,902
Intangible and other assets, net	3,992	3,105
Goodwill	119,911	119,078
Deferred taxes	1,899	8,247

Total assets	$214,989	$212,528

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,209	$33,167
Accrued and other current liabilities	33,891	29,087
Long-term borrowings	2,131	2,766
Total current liabilities	74,231	65,020

Long-term borrowings, excluding current portion	78,805	82,899
Other long-term liabilities	20,789	23,356

Stockholders’ equity:
Common stock, par value $.001 per share; 12,100,000 shares authorized; 9,337,181 and 9,621,799 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	9	10
Additional paid-in capital	157,432	169,633
Accumulated other comprehensive income	373	139
Treasury stock, at cost	(1,130)	(647)
Accumulated deficit	(115,520)	(127,882)
Total stockholders’ equity	41,164	41,253

Total liabilities and stockholders’ equity	$214,989	$212,528

Note:                        The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See Notes to Condensed Consolidated Interim Financial Statements.

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for share and per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Parking services revenue:
Lease contracts	$36,182	$38,200	$107,368	$115,231
Management contracts	31,150	27,542	87,885	78,999
	67,332	65,742	195,253	194,230
Reimbursed management contract expense	85,167	86,915	263,252	257,852
Total revenue	152,499	152,657	458,505	452,082

Cost of parking services:
Lease contracts	31,666	34,765	95,452	104,431
Management contracts	13,378	11,758	36,805	32,993
	45,044	46,523	132,257	137,424
Reimbursed management contract expense	85,167	86,915	263,252	257,852
Total cost of parking services	130,211	133,438	395,509	395,276

Gross profit:
Lease contracts	4,516	3,435	11,916	10,800
Management contracts	17,772	15,784	51,080	46,006
Total gross profit	22,288	19,219	62,996	56,806

General and administrative expenses (1)	11,356	10,393	33,014	31,127
Depreciation and amortization	1,389	1,438	3,917	4,408

Operating income	9,543	7,388	26,065	21,271
Other expenses (income):
Interest expense	1,739	2,161	5,312	6,541
Interest income	(47)	(235)	(493)	(379)
	1,692	1,926	4,819	6,162
Minority interest	109	113	358	311

Income before income taxes	7,742	5,349	20,888	14,798
Income tax expense	3,213	821	8,526	2,101
Net income	$4,529	$4,528	$12,362	$12,697

Common stock data:
Net income per share:
Basic	$.48	$.46	$1.30	$1.27
Diluted	$.47	$.44	$1.27	$1.23
Weighted average shares outstanding:
Basic	9,360,320	9,948,454	9,476,311	10,025,564
Diluted	9,579,626	10,217,861	9,709,098	10,287,410

(1)                                  Non-cash compensation expense of $98 and $563 for the three and nine months ended September 30, 2007, respectively, and $78 and $403 for the three and nine months ended September 30, 2006, respectively, is included in general and administrative expense.

See Notes to Condensed Consolidated Interim Financial Statements.

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except for share and per share data, unaudited)

	Nine Months Ended
	September 30, 2007	September 30, 2006

Operating activities:
Net income	$12,362	$12,697
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	3,828	4,056
(Gain) loss on sale of assets	(533)	352
Amortization of deferred financing costs	204	457
Amortization of carrying value in excess of principal	—	(108)
Non-cash compensation	563	403
Excess tax benefit related to stock option exercises	(1,041)	—
Recovery of allowance for doubtful accounts	(22)	(450)
Write-off of debt issuance costs	—	416
Write-off of carrying value in excess of principal related to the 9 ¼% senior subordinated notes	—	(352)
Deferred taxes	6,348	1,460
Change in operating assets and liabilities	3,655	2,348
Net cash provided by operating activities	25,364	21,279

Investing activities:
Acquisitions	(5,762)	—
Purchase of leaseholds and equipment	(3,024)	(808)
Contingent earn-out payments	(102)	(225)
Net cash used in investing activities	(8,888)	(1,033)

Financing activities:
Repurchase of common stock	(14,996)	(5,997)
Repurchase of convertible redeemable preferred stock, series D	—	(1)
Proceeds from exercise of stock options	848	501
Tax benefit related to stock option exercises	1,041	—
(Payments) proceeds on senior credit facility	(2,900)	35,400
Payments on long-term borrowings	(103)	(291)
Payments on joint venture borrowings	—	(521)
Payments of debt issuance costs	(35)	(732)
Payments on capital leases	(1,745)	(1,908)
Repurchase of 9 ¼% senior subordinated notes	—	(48,877)
Net cash used in financing activities	(17,890)	(22,426)

Effect of exchange rate changes on cash and cash equivalents	176	59

Decrease in cash and cash equivalents	(1,238)	(2,121)
Cash and cash equivalents at beginning of period	8,058	10,777

Cash and cash equivalents at end of period	$6,820	$8,656
Supplemental disclosures:
Cash paid during the period for:
Interest	$5,049	$7,521
Income taxes	939	295
Supplemental disclosures of non-cash activity:
Debt issued for capital lease obligation	$30	$2,335

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

In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the financial position and results of operations have been included. Operating results for the three-month and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that might be expected for any other interim period or the fiscal year ending December 31, 2007. The financial statements presented in this report should be read in conjunction with the consolidated financial statements and footnotes thereto included in our 2006 Annual Report on Form 10-K filed March 9, 2007.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and joint ventures in which the Company has more than 50% ownership interest. Minority interest recorded in the consolidated statement of income is the joint venture partner’s non-controlling interest in consolidated joint ventures. We have interests in eleven joint ventures, each of which operates between one and twenty-two parking facilities. Of the eleven joint ventures, eight are majority owned by us and are consolidated into our financial statements, and three are single purpose entities where we have a 50% interest or a minority interest. Investments in joint ventures where the Company has a 50% or less non-controlling ownership interest are accounted for under the equity method. All significant intercompany profits, transactions and balances have been eliminated in consolidation.

Variable Interest Entities

Equity	Commencement of Operations	Nature of Activities	% Ownership	Locations
Other investments in VIE’s	Dec 91 — March 05	Management of parking lots, shuttle operations and parking meters	50%	Various states

The existing VIE’s in which we have a variable interest are not consolidated into our financial statements because we are not the primary beneficiary.

2. Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective method and consequently we have not retroactively adjusted prior period results. Under this method, compensation costs for the nine months ended September 30, 2007 and 2006 are based on the estimated fair value of the respective options and the proportion vesting in the period. Deductions for stock-based employee compensation expense for the three and nine months ended September 30, 2007 and 2006 were calculated using the Black-Scholes option pricing model. Allocation of compensation expense was made using historical option terms for option grants made to our employees and historical price volatility.

The Company has an amended and restated Long-Term Incentive Plan that was adopted in conjunction with the IPO. The maximum number of shares of common stock that may be issued and awarded under the Long-Term Incentive Plan is 1,000,000, of which 432,750 shares are outstanding as of September 30, 2007. The Long-Term Incentive Plan will terminate 10 years from the date it was adopted by our board. In most cases the options vest at the end of a three-year period from the date of the award. Options are granted with an exercise price equal to the closing price at the date of grant.

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

The Company recognized $2 and $78 of stock based compensation expense, for the three months ended September 30, 2007 and 2006, respectively, which is included in general and administrative expense. The Company recognized $281 and $403 of stock based compensation expense, for the nine months ended September 30, 2007 and 2006, respectively, which is also included in general and administrative expense. As of September 30, 2007, there was $3 of unrecognized compensation costs related to unvested options which is expected to be recognized over a weighted average period of 0.5 years.

Restricted Stock

In December 2006, the Board of Directors adopted a performance-based incentive program under our Long-Term Incentive Plan. This new program provides participating executives with the opportunity to earn a combination of stock (50%) and cash (50%) if certain performance targets for pre-tax income and pre-tax free cash flow are achieved. On February 23, 2007, certain participating executives became entitled to performance restricted stock based on the stock price at the commencement of the performance cycle and as a result 8,202 shares were issued subject to vesting upon the achievement of the performance goals. On April 13, 2007, an additional 6,647 shares of the performance restricted stock were issued subject to vesting upon the achievement of the performance goals to the remaining participating executives. A new three-year performance cycle begins every calendar year.

In accordance with SFAS No. 123R, recording of stock-based compensation expense for awards with performance conditions is based on the probable outcome of that performance condition. The Company recognized $96 and $282 of non-cash compensation expense for the three and nine months ended September 30, 2007, respectively, which is included in general and administrative expenses. As of September 30, 2007, there was $448 of unrecognized compensation costs related to the performance-based incentive program which is expected to be recognized over a weighted average period of 2.25 years.

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

A reconciliation of the weighted average shares outstanding to the weighted average diluted shares outstanding is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Weighted average basic shares outstanding	9,360,320	9,948,454	9,476,311	10,025,564
Effect of dilutive common stock options	219,306	269,407	232,787	261,846
Weighted average of diluted shares outstanding	9,579,626	10,217,861	9,709,098	10,287,410

For the nine months ended September 30, 2007, 14,849 shares of performance based restricted stock were not included in the computation of weighted average diluted common share amounts because the number of shares ultimately issued is contingent on the Company’s performance goals, which were not achieved as of that date.

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

5.                 Acquisitions

During the third quarter ended September 30, 2007, the Company completed four acquisitions. Consideration for all four third quarter acquistions was approximately $6,400, ($5,800 paid in cash and $600 through the sale of certain contract rights) with an estimated $1,400 to be paid over time based upon projected future financial performance.

•                  In September 2007, we acquired certain assets of Downtown Parking, LLC. a parking operator in Chicago, Illinois.

•                  In September 2007, we acquired certain assets of Alliance International Security, Inc., a regional security services firm based in Los Angeles, California.

•                  In July 2007, we acquired contract rights for certain locations in Los Angeles, California from a related party.

•                  In July 2007, we acquired certain valet parking locations in Honolulu, Hawaii.

Substantially all of the purchase price has been preliminarily allocated to cost of contracts and is being amortized over the estimated life of the related contracts. The Company financed the acquisition through additional term borrowings under the senior credit facility and existing cash. The results of operations of these acquisitions are included in the Company’s consolidated statement of income from the date of acquisition. None of the acquisitions, either individually or in the aggregate is considered material to the Company.

The Company also recognized a gain of approximately $600 related to the sale of certain contract rights during the quarter ended September 30, 2007.

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

6.                 Goodwill

The change in the carrying amount of goodwill is summarized as follows:

Beginning balance at January 1, 2007	$119,078
Effect of foreign currency translation	731
Contingency payments related to prior acquisitions	102
Ending balance at September 30, 2007	$119,911

Our obligation for contingency payments related to prior acquisitions terminated on April 30, 2007. As a result of the acquisitions which occurred in the third quarter of 2007, our contingent payments outstanding total $1,400 and will be paid over time based on performance. Such contingent payments will be accounted for as additional purchase price.

7.                 Long-Term Receivables

Long-term receivables, net, consist of the following:

	Amount Outstanding
	September 30, 2007	December 31, 2006
	(unaudited)
Bradley International Airport
Deficiency payments	$3,839	$4,337
Other Bradley related, net	3,203	3,203
Valuation allowance	(2,484)	(2,484)
Net amount related to Bradley other long-term receivables, net	4,558	5,056
Other long-term receivables, net	75	75
Total long-term receivables, net	$4,633	$5,131

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

To the extent that monthly gross receipts are not sufficient for the trustee to make the required payments, we are obligated pursuant to our agreement, to deliver the deficiency amount to the trustee within three business days of being notified. We are responsible for these deficiency payments regardless of the amount of utilization for the Bradley parking facilities. In the nine months ended September 30, 2007, we received repayments (net of deficiency payments) of $498 and received $331 for interest and premium income on deficiency repayments from the trustee. In the nine months ended September 30, 2006, we received repayments (net of deficiency payments) of $308 and received $544 for interest and premium income on deficiency repayments from the trustee. The total receivable from the trustee for interest and premium income related to deficiency repayments as of September 30, 2007 was $25 compared to $168 as of September 30, 2006.

The deficiency payments represent contingent interest bearing advances to the trustee to cover operating cash flow requirements. The payments, if any, are recorded as a receivable by us for which we are reimbursed from time to time as provided in the trust agreement. As of September 30, 2007, we have advanced to the trustee $3,839, net of reimbursements. We believe these advances to be fully recoverable and therefore have not recorded a valuation allowance for them. We do not guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee. Total cumulative net management fees related to Bradley are $5,356. Prior to 2003, we recognized a total of $2,506 in fees. A full valuation allowance was recorded against these fees during the year ended December 31, 2003. Due to the existence of outstanding deficiency payments, $2,850 in management fees have not been recognized as of September 30, 2007.

8.                 Borrowing Arrangements

Long-term borrowings, in order of preference, consist of:

			Amount Outstanding
	Interest Rate(s)	Due Date	September 30, 2007	December 31, 2006
			(Unaudited)

Senior credit facility	Various	June 2011	$74,150	$77,050
Capital lease obligations	Various	Various	5,168	6,849
Obligations on Seller notes and other	Various	Various	1,618	1,766
			80,936	85,665
Less current portion			2,131	2,766
			$78,805	$82,899

Senior Credit Facility

We entered into an amended and restated senior credit agreement as of June 29, 2006 with Bank of America, N.A. and LaSalle Bank, N.A., as co-administrative agents, Wells Fargo Bank, N.A., as syndication agent, and four other lenders. This agreement amended and restated our credit facility dated June 2, 2004.

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

The weighted average interest rate on our senior credit facility at September 30, 2007 and December 31, 2006 was 5.8% and 5.9%, respectively. The rate includes all outstanding LIBOR contracts, interest rate cap effect and letters of credit. The weighted average interest rate on outstanding borrowings, not including letters of credit, was 7.0% and 7.2% at September 30, 2007 and December 31, 2006, respectively.

At September 30, 2007, we had $21,389 of letters of credit outstanding under the senior credit facility, borrowings against the senior credit facility aggregated $74,150, and we had $39,461 available under the senior credit facility.

Consolidated joint ventures have entered into four agreements for stand-alone development projects providing non-recourse funding. These joint venture debentures are collateralized by the specific contracts that were funded and approximate the net book value of the related assets.

We have entered into various financing agreements, which were used for the purchase of equipment.

9.                 Stock Repurchase

In March 2007, the Board of Directors authorized us to repurchase shares of our common stock, on the open market or through private purchases, up to $20,000 in aggregate. We repurchased certain shares in open market transactions from time to time during the nine months ended September 30, 2007, and our majority shareholder agreed in each case to sell shares equal to its pro-rata ownership at the same price paid by us in each open market purchase.

During the first quarter of 2007 we repurchased 47,639 shares at an average price of $35.14 per share, including average commissions of $0.03 per share, on the open market. Our majority shareholder sold to us 50,000 shares in the first quarter at an average price of $35.11 per share. The total value of the first quarter transactions was $3,430. All treasury shares were retired in March 2007.

During the second quarter of 2007 we repurchased 87,800 shares at an average price of $36.66 per share, including average commissions of $0.03 per share, on the open market. Our majority shareholder sold to us 91,404 shares in the second quarter at an average price of $36.63 per share. The total value of the second quarter transactions was $6,568. All treasury shares were retired during the second quarter.

During the third quarter of 2007 we repurchased 67,878 shares at an average price of $36.28 per share, including average commissions of $0.03 per share, on the open market. Our majority shareholder sold to us 69,886 shares in the third quarter at an average price of $36.25 per share. The total value of the third quarter transactions was $4,997. 107,506 shares were retired in September 2007 and the remaining 30,258 shares were held as treasury stock and retired in October 2007.

On February 23, 2006, the Board of Directors authorized us to repurchase shares of our common stock, on the open market or through private purchases, for a value not to exceed $7,500. During the first quarter of 2006 we repurchased 120,300 shares at an average price of $24.93 per share on the open market with a total value of $2,999.

During the second quarter of 2006 we repurchased 104,969 shares at an average price of $28.56 per share on the open market. The total value of the second quarter transactions was $2,998. These shares were retired in July 2006.

There were no repurchases in the third quarter of 2006.

10.          Domestic and Foreign Operations

Our business activities consist of domestic and foreign operations. Foreign operations are conducted in Canada. Revenue attributable to foreign operations was less than 10% of consolidated revenue for each of the periods ended September 30, 2007 and September 30, 2006.

A summary of information about our foreign and domestic operations is as follows:

	For the three months ended		For the nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Total revenues, excluding reimbursement of management contract expenses:
Domestic	$66,274	$64,801	$192,246	$191,444
Foreign	1,058	941	3,007	2,786
Consolidated	$67,332	$65,742	$195,253	$194,230

Operating income:
Domestic	$9,228	$7,211	$25,274	$20,744
Foreign	315	177	791	527
Consolidated	$9,543	$7,388	$26,065	$21,271

Net income before income taxes:
Domestic	$7,415	$5,155	$20,062	$14,222
Foreign	327	194	826	576
Consolidated	$7,742	$5,349	$20,888	$14,798

	September 30, 2007	December 31, 2006
Identifiable assets:
Domestic	$206,647	$205,412
Foreign	8,342	7,116
Consolidated	$214,989	$212,528

11.          Comprehensive Income

Comprehensive income consists of the following components:

	For the three months ended		For the nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Net income	$4,529	$4,528	$12,362	$12,697
Revaluation of interest rate cap	(18)	(49)	58	(304)
Effect of foreign currency translation	159	(6)	176	59
Comprehensive income	$4,670	$4,473	$12,596	$12,452

12. Income Taxes

For the three months ended September 30, 2007, the Company recognized income tax expense of $3,213 on pre-tax earnings of $7,742 compared to $821 tax expense on pretax earnings of $5,349 for the three months ended September 30, 2006. For the nine months ended September 30, 2007, the Company recognized income tax expense of $8,526 on pre-tax earnings of $20,888 compared to $2,101 tax expense on pretax earnings of $14,798 for the nine months ended September 30, 2006. In the fourth quarter of 2006 the Company concluded that certain net operating loss carryforwards and other deferred tax assets were more likely than not to be realized and accordingly, reversed the valuation allowance by the amount considered recoverable. The increase in income tax expense is primarily based on a projected annual effective tax rate of approximately 40.2% as of the third quarter of 2007 compared to approximately 14.2% in the third quarter of 2006. The change in the Company’s effective tax rate resulted from the Company’s reversal of the valuation at December 31, 2006.

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

The tax years that remain subject to examination for the Company’s major tax jurisdictions at September 30, 2007 are shown below:

2004 – 2006	United States — federal income tax
2002 – 2006	United States — state and local income tax
2003 – 2006	Canada

13. Hurricane Katrina

We have a claim for $6,000 which consists of $3,000 for property damage and $3,000 for business interruption. While the settlement of the claim has not been finalized, we have received partial payments from the insurance carrier totaling $2,000. We are required to reimburse the owners of the leased and managed locations for property damage of approximately $2,200, which was accrued for as of December 31, 2006. For the period ended September 30, 2007, we have made reimbursements of approximately $1,400 to or on behalf of  the owners of the leased and managed locations. Based on the status of the claim, no additional recoveries of costs have been recorded.

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

We operate our clients’ parking properties through two types of arrangements: management contracts and leases. Under a management contract, we typically receive a base monthly fee for managing the facility, and we may also receive an incentive fee based on the achievement of facility performance objectives. We also receive fees for ancillary services. Typically, all of the underlying revenues and expenses under a standard management contract flow through to our clients rather than to us. However, some management contracts, which are referred to as “reverse” management contracts, usually provide for larger management fees and require us to pay various costs. Under lease arrangements, we generally pay to the property owner either a fixed annual rent, a percentage of gross customer collections, or a combination thereof. We collect all revenues under lease arrangements and we are responsible for most operating expenses, but we are typically not responsible for major maintenance, capital expenditures or real estate taxes. Margins for lease contracts vary significantly, not only due to operating performance, but also due to variability of parking rates in different cities and varying space utilization by parking facility type and location. As of September 30, 2007, we operated 89% of our locations under management contracts and 11% under leases.

In evaluating our financial condition and operating performance, management’s primary focus is on our gross profit, total general and administrative expense and general and administrative expense as a percentage of our gross profit. Although the underlying economics to us of management contracts and leases are similar, the manner in which we are required to account for them differs. Revenue from leases includes all gross customer collections derived from our leased locations (net of parking tax), whereas revenue from management contracts only includes our contractually agreed upon management fees and amounts attributable to ancillary services. Gross customer collections at facilities under management contracts, therefore, are not included in our revenue. Accordingly, while a change in the proportion of our operating agreements that are structured as leases versus management contracts may cause significant fluctuations in reported revenue and expense of parking services, that change will not artificially affect our gross profit. For example, as of September 30, 2007, 89% of our locations were operated under management contracts, and 81% of our gross profit for the period ended September 30, 2007 was derived from management contracts. Only 45% of total revenue (excluding reimbursement of management contract expenses), however, was from management contracts because under those contracts the revenue collected from parking customers belongs to our clients. Therefore, gross profit and total general and administrative expense, rather than revenue, are management’s primary focus.

General Business Trends

We believe that sophisticated commercial real estate developers and property managers and owners recognize the potential for parking and related services to be a profit generator rather than a cost center. Often, the parking experience makes both the first and the last impressions on their properties’ tenants and visitors. By outsourcing these services, they are able to capture additional profit by leveraging the unique operational skills and controls that an experienced parking management company can offer. Our ability to consistently deliver a uniformly high level of parking and related services and maximize the profit to our clients improves our ability to win contracts and retain existing locations. Our retention rate for the twelve month period ended September 30, 2007 was 89%, compared to 92% for the year-ago period, which also reflects our decision not to renew, or terminate, unprofitable contracts.

We are also experiencing an increase in our ability to leverage existing relationships to increase the scope of services provided, thereby increasing the profit per location. For the three months ended September 30, 2007 compared to the three months ended September 30, 2006, we improved average gross profit per location by 14.3% from $9.6 thousand to $10.8 thousand.

Summary of Operating Facilities

We focus our operations in core markets where a concentration of locations improves customer service levels and operating margins. The following table reflects our facilities operated at the end of the periods indicated:

	September 30, 2007	December 31, 2006	September 30, 2006

Managed facilities	1,837	1,733	1,743
Leased facilities	234	245	261

Total facilities	2,071	1,978	2,004

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

Results of Operations

Three Months ended September 30, 2007 Compared to Three Months ended September 30, 2006

Parking services revenue—lease contracts. Lease contract revenue decreased $2.0 million, or 5.3%, to $36.2 million in the third quarter of 2007, compared to $38.2 million in the third quarter of 2006. This decrease resulted from reductions in revenue related to contract expirations of $6.3 million, offset by an increase of $1.9 million in revenues from new locations, an increase in same location revenue of $1.8 million and a $0.6 million non-cash gain related to the sale of a contract right in conjunction with one of the acquisitions completed during the third quarter. The increase in same location revenue was due to increases in short-term parking revenue of $1.4 million, or 7.1%, and an increase in monthly parking revenue of $0.4 million, or 4.2%.

Parking services revenue—management contracts. Management contract revenue increased $3.7 million, or 13.1%, to $31.2 million in the third quarter of 2007, compared to $27.5 million in the third quarter of 2006. This increase resulted from an increase of $4.3 million in revenues from new locations, a favorable change in insurance loss experience reserve estimates relating to prior years of $0.6 million, and an increase in same location revenue of $0.5 million that was partially offset by reductions in revenue attributable to contract expirations of $1.7 million. The increase in same location revenue was primarily due to additional fees from reverse management locations and ancillary services.

Reimbursed management contract expense. Reimbursed management contract expenses decreased $1.7 million, or 2.0%, to $85.2 million in the third quarter of 2007, compared to $86.9 million in the third quarter of 2006. This decrease resulted from reduced reimbursements for costs incurred on the behalf of owners.

Cost of parking services—lease contracts. Cost of parking services for lease contracts decreased $3.1 million, or 8.9%, to $31.7 million in the third quarter of 2007, compared to $34.8 million in the third quarter of 2006. This decrease resulted from reductions in costs attributable to contract expirations of $5.8 million and a favorable change in insurance loss experience reserve estimates relating to prior years of $0.1 million that were partially offset by an increase in costs from new locations of $1.1 million and an increase in same location costs of $1.7 million. The increase in same location costs was due to increases in rent expense of $1.3 million, or 6.0%, due to percentage rental payments from increased revenue, and $0.5 million, or 15.2%, for increases in payroll and payroll related expenses, partially offset by a decrease in other operating costs of $0.1 million.

Cost of parking services—management contracts. Cost of parking services for management contracts increased $1.6 million, or 13.8%, to $13.4 million in the third quarter of 2007, compared to $11.8 million in the third quarter of 2006. This increase resulted from an increase of $3.1 million in costs from new reverse management locations that were offset by reductions in costs attributable to contract expirations of $1.3 million and reductions in same store costs of $0.2 million. The decrease in same location costs was due to decreases attributable to operating expenses on our reverse management locations of $0.3 million, partially offset by increases in payroll and payroll related costs of $0.1 million, or 1.6%.

Reimbursed management contract expense. Reimbursed management contract expenses decreased $1.7 million, or 2.0%, to $85.2 million in the third quarter of 2007, compared to $86.9 million in the third quarter of 2006. This decrease resulted from reduced reimbursed costs incurred on the behalf of owners.

Gross profit—lease contracts. Gross profit for lease contracts increased $1.1 million, or 31.5%, to $4.5 million in the third quarter of 2007, compared to $3.4 million in the third quarter of 2006. Gross margin for lease contracts increased to 12.5% in the third quarter of 2007, compared to 9.0% in the third quarter of 2006. This margin increase was primarily due to decreases in costs related to contract expirations and a $0.6 million non-cash gain related to the sale of a contract right in conjunction with one of the acquisitions completed during the third quarter.

Gross profit—management contracts. Gross profit for management contracts increased $2.0 million, or 12.6%, to $17.8 million in the third quarter of 2007, compared to $15.8 million in the third quarter of 2006. Gross margin for management contracts remained relatively flat at 57.1% in the third quarter of 2007, compared to 57.3% in the third quarter of 2006.

General and administrative expenses. General and administrative expenses increased $1.0 million, or 9.3%, to $11.4 million in the third quarter of 2007, compared to $10.4 million in the third quarter of 2006. This increase resulted primarily from increases in payroll and payroll related expenses of $1.1 million, partially offset by a decrease in professional fees of $0.1 million.

Interest expense. Interest expense decreased $0.5 million, or 19.5%, to $1.7 million in the third quarter of 2007, compared to $2.2 million in the third quarter of 2006. This decrease resulted primarily from the redemption of the 9¼% Senior Subordinated Notes and reduced borrowings under our senior credit facility.

Interest income. Interest income decreased $0.2 million, to $50 thousand in the third quarter of 2007, compared to $0.2 million in the third quarter of 2006. The decrease resulted primarily from timing of interest income on the interest bearing deficiency payments related to Bradley International Airport.

Income tax expense. Income tax expense increased $2.4 million, to $3.2 million in the third quarter of 2007, compared to $0.8 million in the third quarter of 2006. In the fourth quarter of 2006 the Company concluded that certain net operating loss carryforwards and other deferred tax assets were more likely than not to be realized and accordingly, reversed the valuation allowance by the amount considered recoverable. The increase in income tax expense is based on an effective tax rate of approximately 40% in 2007 compared to approximately 14% in 2006. The change in the Company’s effective tax rate resulted from the Company’s reversal of the valuation allowance at December 31, 2006.

Nine Months ended September 30, 2007 Compared to Nine Months ended September 30, 2006

Parking services revenue—lease contracts. Lease contract revenue decreased $7.8 million, or 6.8%, to $107.4 million in the first nine months of 2007, compared to $115.2 million in the first nine months of 2006. This decrease resulted from reductions in revenue related to contract expirations of $19.7 million, offset by an increase of $5.8 million in revenues from new locations, an increase in same location revenue of $5.5 million and a $0.6 million non-cash gain related to the sale of a contract right in conjunction with one of the acquisitions completed during the third quarter. The increase in same location revenue was due to increases in short-term parking revenue of $4.1 million, or 6.5%, and an increase in monthly parking revenue of $1.4 million, or 4.6%.

Parking services revenue—management contracts. Management contract revenue increased $8.9 million, or 11.2%, to $87.9 million in the first nine months of 2007, compared to $79.0 million in the first nine months of 2006. This increase resulted from an increase of $9.9 million in revenues from new locations, a favorable change in insurance loss experience reserve estimates relating to prior years of $1.7 million, and an increase in same location revenue of $2.9 million that was partially offset by reductions in revenue attributable to contract expirations of $5.6 million The increase in same location revenue was primarily due to additional fees from reverse management locations and ancillary services.

Reimbursement of management contract expense. Reimbursement of management contract expenses increased $5.4 million, or 2.1%, to $263.3 million in the first nine months of 2007, compared to $257.9 million in the first nine months of 2006. This increase resulted from additional reimbursements for costs incurred on the behalf of owners.

Cost of parking services—lease contracts. Cost of parking services for lease contracts decreased $8.9 million, or 8.6%, to $95.5 million in the first nine months of 2007, compared to $104.4 million in the first nine months of 2006. This decrease resulted from reductions in costs attributable to contract expirations of $19.2 million and a favorable change in insurance loss experience reserve estimates relating to prior years of $0.2 million that was partially offset by an increase in costs from new locations of $5.5 million and an increase in same location costs of $5.0 million. The increase in same location costs was due to increases in rent expense of $4.5 million, or 7.1%, due to percentage rental payments from increased revenue, $1.0 million, or 11.2%, for increases in payroll and payroll related expenses, partially offset by a decrease in other operating costs of $0.5 million.

Cost of parking services—management contracts. Cost of parking services for management contracts increased $3.8 million, or 11.6%, to $36.8 million in the first nine months of 2007, compared to $33.0 million in the first nine months of 2006. This increase resulted from an increase of $7.2 million in costs from new reverse management locations and an increase in same location costs of $0.8 million that was partially offset by reductions in costs attributable to contract expirations of $4.2 million. The increase in same location costs was due to increases in payroll and payroll related costs of $0.8 million, or 4.0%.

Reimbursed management contract expense. Reimbursed management contract expenses increased $5.4 million, or 2.1%, to $263.3 million in the first nine months of 2007, compared to $257.9 million in the first nine months of 2006. This increase resulted from additional reimbursed costs incurred on the behalf of owners.

Gross profit—lease contracts. Gross profit for lease contracts increased $1.1 million, or 10.3%, to $11.9 million in the first nine months of 2007, compared to $10.8 million in the first nine months of 2006. Gross margin for lease contracts increased to 11.1% in the first nine months of 2007, compared to 9.4% in the first nine months of 2006. This margin increase was primarily due to decreases in costs related to contract expirations and a $0.6 million non-cash gain related to the sale of a contract right in conjunction with one of the acquisitions completed during the third quarter.

Gross profit—management contracts. Gross profit for management contracts increased $5.1 million, or 11.0%, to $51.1 million in the first nine months of 2007, compared to $46.0 million in the first nine months of 2006. Gross margin for management contracts remained relatively flat at 58.1% for the first nine months of 2007, compared to 58.2% for the first nine months of 2006.

General and administrative expenses. General and administrative expenses increased $1.9 million, or 6.1%, to $33.0 million in the first nine months of 2007, compared to $31.1 million in the first nine months of 2006. This increase resulted from increases in payroll and payroll related expenses of $2.1 million, partially offset by a decrease in professional fees of $0.2 million.

Interest expense. Interest expense decreased $1.2 million, or 18.8%, to $5.3 million in the first nine months of 2007, compared to $6.5 million in the first nine months of 2006. This decrease resulted primarily from the redemption of the 9¼% Senior Subordinated Notes, the refinancing of our senior credit facility and reduced borrowings under our senior credit facility.

Interest income. Interest income increased $0.1 million, to $0.5 million in the first nine months of 2007, compared to $0.4 million in the first nine months of 2006. The increase resulted primarily from increase of repayments received in 2007 for interest bearing deficiency payments related to Bradley International Airport and payment of interest in conjunction with an outstanding receivable.

Income tax expense. Income tax expense increased $6.4 million, to $8.5 million in the first nine months of 2007, compared to $2.1 million in the first nine months of 2006. In the fourth quarter of 2006 the Company concluded that certain net operating loss carryforwards and other deferred tax assets were more likely than not to be realized and accordingly, reversed the valuation allowance by the amount considered recoverable. The increase in income tax expense is based on an effective tax rate of approximately 40% in 2007 compared to approximately 14% in 2006. The change in the Company’s effective tax rate resulted from the Company’s reversal of the valuation allowance at December 31, 2006.

Liquidity and Capital Resources

Outstanding Indebtedness

On September 30, 2007, we had total indebtedness of approximately $80.9 million, a reduction of $4.8 million from December 31, 2006. The $80.9 million includes:

•                                          $74.1 million under our senior credit facility; and

•                                          $6.8 million of other debt including capital lease obligations and obligations on seller notes and other indebtedness.

We believe that our cash flow from operations, combined with additional borrowing capacity under our senior credit facility, which amounted to $39.5 million at September 30, 2007, will be sufficient to enable us to pay our indebtedness, or to fund other liquidity needs. We may need to refinance all or a portion of our indebtedness, on or before their respective maturities. We believe that we will be able to refinance our indebtedness on commercially reasonable terms.

Senior Credit Facility

We entered into an amended and restated senior credit agreement (the “Credit Agreement”) as of June 29, 2006 with Bank of America, N.A. and LaSalle Bank, N.A., as co-administrative agents, Wells Fargo Bank, N.A., as syndication agent, and four other lenders. This agreement amended and restated our credit facility dated June 2, 2004.

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

At September 30, 2007, we had $21.4 million of letters of credit outstanding under the senior credit facility, borrowings against the senior credit facility aggregated $74.1 million and we had $39.5 million available under the senior credit facility.

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

At September 30, 2007 and December 31, 2006, the $50.0 million Rate Cap Transaction was reported at its fair value of $20 thousand and $0.1 million, respectively, and is included in prepaid expenses and other assets on the consolidated balance sheet. Total changes in the fair value of the Rate Cap Transaction as of September 30, 2007 are $0.3 million, of which $0.1 million has been reflected in accumulated other comprehensive income, net of tax, on the consolidated balance sheet. $0.1 million of this change has been recorded as an increase of interest expense in the consolidated statement of income for the nine months ended September 30, 2007. $42 thousand of this change was recorded as an increase of interest expense on the consolidated statement for the year ended December 31, 2006.

We do not enter into derivative instruments for any purpose other than cash flow hedging purposes.

Stock Repurchase

In March 2007, the Board of Directors authorized us to repurchase shares of our common stock, on the open market or through private purchases, up to $20.0 million in aggregate. We repurchased certain shares in open market transactions from time to time during the nine months ended September 30, 2007, and our majority shareholder agreed in each case to sell shares equal to its pro-rata ownership at the same price paid by us in each open market purchase.

During the first quarter of 2007 we repurchased 47,639 shares at an average of $35.14 per share, including average commissions of $0.03 per share, on the open market. Our majority shareholder sold to us 50,000 shares in the first quarter at average price of $35.11 per share. The total value of the first quarter transactions was $3.4 million. All treasury shares were retired in March 2007.

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

During the third quarter of 2007 we repurchased 67,878 shares at an average price of $36.28 per share, including average commissions of $0.03 per share, on the open market. Our majority shareholder sold to us 69,886 shares in the third quarter at an average price of $36.25 per share. The total value of the third quarter transactions was $5.0 million. 107,506 shares were retired in September 2007 and the remaining 30,258 shares were held as treasury stock and retired in October 2007.

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

There were no repurchases in the third quarter of 2006.

Letters of Credit

At September 30, 2007, we have provided letters of credit totaling $19.0 million to our casualty insurance carriers to collateralize our casualty insurance program.

As of September 30, 2007, we provided $2.4 million in letters to collateralize other obligations.

Deficiency Payments

Pursuant to our obligations with respect to the parking garage operations at Bradley International Airport, we are required to make certain payments for the benefit of the State of Connecticut and for holders of special facility revenue bonds. The deficiency payments represent contingent interest bearing advances to the trustee to cover operating cash flow requirements. The payments, if any, are recorded as a receivable by us for which we are reimbursed from time to time as provided in the trust agreement. As of September 30, 2007, we have advanced to the trustee $3.8 million, net of reimbursements. We believe these advances to be fully recoverable and therefore have not recorded a valuation allowance for them. We do not guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.

We received repayments (net of deficiency payments) of $0.5 million in the first nine months of 2007 compared to $0.3 million in the first nine months of 2006. In addition, we received $0.3 million  as payment for interest and premium income in the first nine months of 2007 compared to $0.5 million in the first nine months of 2006.

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

Net Cash Provided by Operating Activities

Net cash provided by operating activities totaled $25.4 million for the first nine months of 2007. Cash provided included $21.7 million from operations, a net increase in operating assets and liabilities of $3.7 million due to an increase in accounts payable of $4.6 million, an increase in other liabilities of $3.1 million, which was partially offset by an increase of $1.7 million in accounts receivable, an increase of $1.6 million in other assets and an increase of $0.7 million in prepaid expenses.

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

Net Cash Used in Investing Activities

Net cash used in investing activities totaled $8.9 million in the first nine months of 2007. Cash used in investing for the first nine months of 2007 included business acquisitions of $5.8 million, capital expenditures of $3.0 million for capital investments needed to secure and/or extend leased facilities, investment in information system enhancements and infrastructure and $0.1 million for contingent payments on previously acquired contracts.

Net cash used in investing activities totaled $1.0 million in the first nine months of 2006. Cash used in investing activities for the first nine months of 2006 included capital expenditures of $0.8 million for capital investments needed to secure and/or extend facilities, investment in information system enhancements and infrastructure and $0.2 million for contingent payments on previously acquired contracts.

Net Cash Used in Financing Activities

Net cash used in financing activities totaled $17.9 million in the first nine months of 2007. Cash used in financing activities for 2007 included $15.0 million to repurchase our common stock, $2.9 million in payments on the senior credit facility, $1.7 million for payments on capital leases, and $0.1 million for cash used on long-term borrowings, which is partially offset by $0.8 million in proceeds from the exercise of stock options and $1.0 million in excess tax benefits related to stock option exercises.

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

Cash and Cash Equivalents

We had cash and cash equivalents of $6.8 million at September 30, 2007, compared to $8.1 million at December 31, 2006. The cash balances reflect our ability to utilize funds deposited into our local accounts and which based upon availability, timing of deposits and the subsequent movement of that cash into our corporate accounts may result in significant changes to our cash balances.

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

At September 30, 2007 and December 31, 2006, the $50.0 million Rate Cap Transaction was reported at its fair value of $20 thousand and $0.1 million, respectively, and is included in prepaid expenses and other assets on the consolidated balance sheet. Total changes in the fair value of the Rate Cap Transaction as of September 30, 2007 are $0.3 million, of which $0.1 million has been reflected in accumulated other comprehensive income, net of tax, on the consolidated balance sheet. $0.1 million of this change has been recorded as an increase of interest expense in the consolidated statement of income for the nine months ended September 30, 2007. $42 thousand of this change was recorded as an increase of interest expense on the consolidated statement for the year ended December 31, 2006.

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

Foreign Currency Risk

Our exposure to foreign exchange risk is minimal. All foreign investments are denominated in U.S. dollars, with the exception of Canada. We had approximately $0.8 million and $0.1 million of Canadian dollar denominated cash and debt instruments, respectively, at September 30, 2007. We do not hold any hedging instruments related to foreign currency transactions. We monitor foreign currency positions and may enter into certain hedging instruments in the future should we determine that exposure to foreign exchange risk has increased.

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

PART II. OTHER INFORMATION

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Company. The following table contains detail related to the repurchase of common stock by the Company based on the date of trade during the quarter ended September 30, 2007. (In thousands except share and per share data)

Quarter Ended September 30, 2007	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program

From July 1 to July 31	44,776	$35.92	44,776	$8,394
From August 1 to August 31	47,804	36.11	47,804	6,668
From September 1 to September 30	45,184	36.78	45,184	5,006

Total for the quarter ended September 30	137,764	$36.27	137,764	5,006

In March 2007, the Board of Directors authorized us to repurchase shares of our common stock, on the open market or through private purchases, up to $20,000 in aggregate. We repurchased certain shares in open market transactions from time to time during the third quarter, and our majority shareholder agreed in each case to sell shares equal to its pro-rata ownership at the same price paid by us in each open market purchase.

During the third quarter of 2007 we repurchased 67,878 shares at an average price of $36.28 per share, including average commissions of $0.03 per share, on the open market. Our majority shareholder sold to us 69,886 shares in the third quarter at an average price of $36.25 per share. The total value of the third quarter transactions was $4,997. 107,506 shares were retired in September 2007 and the remaining 30,258 shares were held as treasury stock and retired in October 2007.

Item 6.                Exhibits

Exhibit Number	Description

10.1	First Amendment to Amended and Restated Executive Employment Agreement dated October 1, 2007 between the Company and Thomas Hagerman
31.1	Section 302 Certification dated November 2, 2007 for James A. Wilhelm, Director, President and Chief Executive Officer
31.2	Section 302 Certification dated November 2, 2007 for G. Marc Baumann, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
31.3	Section 302 Certification dated November 2, 2007 for Daniel R. Meyer, Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer)
32.1	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 2, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD PARKING CORPORATION

Dated: November 2, 2007	By:	/s/ DANIEL R. MEYER
Daniel R. Meyer Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer and Duly Authorized Officer)

Dated: November 2, 2007	By:	/s/ G. MARC BAUMANN
G. Marc Baumann Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	First Amendment to Amended and Restated Executive Employment Agreement dated October 1, 2007 between the Company and Thomas Hagerman
31.1	Section 302 Certification dated November 2, 2007 for James A. Wilhelm, Director, President and Chief Executive Officer
31.2	Section 302 Certification dated November 2, 2007 for G. Marc Baumann, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
31.3	Section 302 Certification dated November 2, 2007 for Daniel R. Meyer, Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer)
32.1	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 2, 2007