Form 10-K
period 2007-12-31
STANDARD PARKING CORP
filed 2008-03-14
CIK 1059262

Use these links to rapidly review the document
Table of Contents
Financial Statements and Schedules
INDEX TO HISTORICAL FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Small reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of June 30, 2007, the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was approximately $163.2 million, based on the closing price of the common stock as reported on the NASDAQ Global Market.

         As of March 7, 2008, there were 18,374,366 shares of common stock of the registrant outstanding.

         Portions of the registrant's definitive proxy statement to be delivered to shareholders in connection with the Annual Meeting of Stockholders to be held on April 22, 2008, are incorporated by reference into Part III of this Form 10-K.

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

        We have used the words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" and similar terms and phrases, including references to assumptions in this Form 10-K to identify forward-looking statements. These forward looking statements are made based on our management's expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. These uncertainties and factors could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

  •
  the loss, or renewal on less favorable terms, of management contracts and leases;

  •
  our ability to form and maintain relationships with large real estate owners, managers and developers;

  •
  integration of acquisitions in light of challenges in retaining key employees, synchronizing business processes and efficiently integrating facilities, marketing and operations;

  •
  our ability to renew our insurance policies on acceptable terms, the extent to which our clients choose to obtain insurance coverage through us and our ability to successfully manage self-insured losses;

  •
  availability, terms and deployment of capital;

  •
  the ability of our majority shareholder to control our major corporate decisions;

  •
  public and private regulations;

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

  •
  development of new, competitive parking-related services; and

  •
  the other factors discussed under Item 1A, "Risk Factors," and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-K.

        All of our forward-looking statements should be considered in light of these factors. We undertake no obligation to update our forward-looking statements or risk factors to reflect new information, future events or otherwise, except as may be required under applicable securities laws and regulations.

NOTE

        On December 4, 2007, our board of directors declared a 2-for-1 stock split in the form of a 100% common stock dividend to stockholders of record as of the close of business on January 8, 2008, which was distributed on January 17, 2008. All share and per share data included in this Form 10-K have been adjusted to reflect this stock split.

PART I

ITEM 1.    BUSINESS

General

        We are a leading national provider of parking facility management services. We provide on-site management services at multi-level and surface parking facilities for all major markets of the parking industry. We manage approximately 2,100 locations, containing over one million parking spaces, in over 330 cities across the United States and Canada. Our diversified client base includes some of the nation's largest private and public owners, managers and developers of major office buildings, residential properties, commercial properties, shopping centers and other retail properties, sports and special event complexes, hotels, and hospitals and medical centers, including properties such as the MET Life Building in New York, the Four Seasons Hotel in Chicago, Harvard Medical School in Boston, Nationwide Arena in Columbus, Westfield Shoppingtown Century City in Los Angeles, and Greenway Plaza in Houston. In addition, we manage 122 parking-related and shuttle bus operations serving 63 airports, including Chicago O'Hare International Airport, Cleveland Hopkins International Airport and Dallas/Fort Worth International Airport.

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

  •
  service enhancing information technology, including Client View™, a proprietary client reporting system that allows us to provide our clients with on-line access to site-level financial and operating information;

  •
  comprehensive training programs for on-site employees, including our web-based Standard University sm training programs that promote customer service and client retention; and

  •
  an internal audit and contract compliance group to monitor cash and operational controls.

        Moreover, as a public company subject to the requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act, we adhere to accounting, internal control and reporting standards that are more rigorous than those typically followed by our non-public competitors.

        We believe that these factors distinguish us from our competitors and contribute to our high retention rate, which averaged 91% for the year ended December 31, 2007 (which statistic includes the impact of our decision to exit from unprofitable contracts).

        We do not own any parking facilities and, as a result, we assume few of the risks of real estate ownership. We operate our clients' parking properties through two types of arrangements: management contracts and leases. Under a management contract, we typically receive a base monthly fee for managing the facility, and we may also receive an incentive fee based on the achievement of facility performance objectives. We also receive fees for ancillary services. Typically, all of the underlying revenues and expenses under a standard management contract flow through to our client rather than to us. Under lease arrangements, we generally pay either a fixed annual rent, a percentage of gross customer collections, or a combination thereof to the property owner. We collect all revenues under lease arrangements and we are responsible for most operating expenses, but we are typically not responsible for major maintenance, capital expenditures or real estate taxes. As of December 31, 2007, we operated 89% of our locations under management contracts and 11% under leases.

        We also provide a range of ancillary services to satisfy client needs such as municipal meter collection and valet parking.

Industry Overview

General

        The commercial parking industry comprises a large number of participants. The vast majority of firms are privately held companies, consisting of relatively few nationwide companies and hundreds of small regional or local operators, including a substantial number of companies that provide parking as an ancillary service in connection with property management or ownership. The parking industry from time to time experiences consolidation as smaller operators find that they lack the financial resources, economies of scale and management techniques required to compete with larger providers. We expect this trend will continue and provide larger parking management companies with opportunities to win business and acquire smaller operators.

Operating Arrangements

        Parking facilities operate under three general types of arrangements: management contracts, leases and ownership. The general terms and benefits of these three types of arrangements are as follows:

        Management Contracts.    Under a management contract, the facility operator generally receives a base monthly fee for managing the facility and may receive an incentive fee based on the achievement of facility performance objectives. Facility operators generally charge fees for various ancillary services such as accounting, equipment leasing and consulting. Responsibilities under a management contract include hiring, training and staffing parking personnel, and providing revenue collection, accounting, record-keeping, insurance and facility marketing services. In general, under a management contract, the facility operator is not responsible for structural or mechanical repairs, and typically is not responsible for providing security or guard services. Under typical management contracts, the facility owner is responsible for operating expenses such as taxes, license and permit fees, insurance premiums, payroll and accounts receivable processing and wages of personnel assigned to the facility. However, some management contracts, which are referred to as "reverse" management contracts, usually provide for larger management fees and require the facility operator to pay certain of these costs. Generally under management contracts, the facility owner is responsible for non-routine maintenance, repair costs and capital improvements. Management contracts are typically for a term of one to three years (though the client often reserves the right to terminate, without cause, on 30 days' notice) and may contain a renewal clause.

        Leases.    Under a lease arrangement, the parking facility operator generally pays to the property owner either a fixed annual rent, a percentage of facility revenues, or a combination thereof. The parking facility operator collects all revenues and is responsible for most operating expenses, but is typically not responsible for major maintenance, capital expenditures or real estate taxes. In contrast to management contracts, leases are typically for terms of three to ten years, often contain a renewal term, and provide for a fixed payment to the facility owner regardless of the facility's operating earnings. However, many of these leases may be cancelled by the client for various reasons, including development of the real estate for other uses. Some are cancelable by the client on as little as 30 days' notice without cause. Leased facilities generally require a longer commitment and a larger capital investment by the parking facility operator than do managed facilities.

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
  deeper and more experienced management;

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

        Develop New Market Opportunities.    We believe that a significant opportunity exists for us to expand our presence in markets such as university campus parking and hospital parking. In addition to our long-standing relationships with Harvard Medical School, Northwestern University and Northwestern Memorial Hospital, we have more recently expanded our presence in these markets to provide parking services at George Mason University and Boston University. In addition to expanded growth opportunities in the hospital and university markets, we see significant potential within the municipal on-street market, including the prospect of providing enforcement services. We currently provide exclusive meter collection and management services for the Cities of Miami Beach, Florida; Ft. Myers, Florida; Bloomfield, New Jersey; San Mateo, California; Great Falls, Montana and New Orleans, Louisiana.

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

        The scope of our management services typically also includes a number of functions that support the basic daily facility operations, such as:

  •
  Preparation of an annual operating budget reflecting our estimates of the annual gross parking revenues that the facility will generate from its parking customers, as well as the costs and expenses to be incurred in connection with the facility's operation.

  •
  Evaluation and analysis of, and consultation with our clients with respect to, price structures that will optimize our client's revenue objectives.

  •
  Consultation with our clients regarding which of our customer amenities are appropriate and/or desirable for implementation at the client's parking facility.

  •
  Implementation of a wide range of operational and revenue control processes and procedures, including internal audit procedures, designed to maximize and protect the facility's parking revenues. Compliance with our mandated processes and procedures is supervised by dedicated internal audit and contract compliance groups.

  •
  Consultation with our clients regarding any recommended modifications in facility design or traffic flow, or the installation of new or updated parking equipment, designed both to enhance the ease and convenience of the parking experience for the parking customers and to maximize facility profitability.

  •
  Monthly reporting to our clients regarding the facility's operating results. For those clients who wish to directly access their financial reporting information on-line, we offer the use of our proprietary Client ViewSM client reporting system, which provides on-line access to site-level financial and operating information.

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

Amenities and Customer Service Programs

        We offer a comprehensive package of amenity and customer service programs, branded as Ambiance in Parking®, that can be provided to our customers, many at nominal or no cost to the client. These programs not only make the parking experience more enjoyable, but also convey a sense of the client's sensitivity to and appreciation of the needs of its parking customers. In doing so, we believe the programs serve to enhance the value of the parking properties themselves.

        Musical Theme Floor Reminder System.    Our musical theme floor reminder system is designed to help customers remember the garage level on which they parked. A different song is played on each floor of the parking garage. Each floor also displays distinctive signage and graphics that correspond with the floor's theme. For example, in one parking facility with U.S. colleges as a theme, a different college logo is displayed, and that college's specific fight song is heard, on each parking level. Other parking facilities have themes such as famous recording artists, musical instruments, and professional sports teams.

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

        CarCareSM Maintenance Services. A car service vendor will pick-up a customer's car from the parking facility, contact the customer with an estimate, service the car during normal working hours and return it to the facility before the end of the business day.

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

        Complimentary Services/Customer Appreciation Days.    Our clients select from a variety of complimentary services that we provide as a special way of saying "thank you" to our parking customers. Depending on client preferences, coffee, donuts and/or newspapers occasionally are provided to customers during the morning rush hour. On certain holidays, candy, with wrappers that can be customized with the facility logo, can be distributed to customers as they exit. We also can distribute personalized promotional items, such as ice scrapers and key-chains.

Business Development

        Our efforts to attract new clients are primarily concentrated in and coordinated by a dedicated business development group, whose background and expertise is in the field of sales and marketing, and whose financial compensation is determined to a significant extent by their business development success. This business development group is responsible for forecasting sales, maintaining a pipeline of prospective and existing clients, initiating contacts with such clients, and then following through to coordinate meetings involving those clients and the appropriate members of our operations hierarchy. By concentrating our sales efforts through this dedicated group, we enable our operations personnel to focus on achieving excellence in our parking facility operations and maximizing our clients' parking profits and our own profitability.

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

Operations

        We maintain regional and city offices throughout the United States and Canada in order to support approximately 12,600 employees and approximately 2,100 locations. These offices serve as the central bases through which we provide the employees to staff our parking facilities as well as the on-site and support management staff to oversee those operations. Our administrative staff accountants are based in those same offices and facilitate the efficient, accurate and timely production and delivery to our clients of our monthly reports. Having these all-inclusive operations and accounting teams located in regional and city offices throughout the United States and Canada allows us to add new locations quickly and in a cost-efficient manner. To facilitate the training of our facility personnel throughout the country, we have created Standard Universitysm, the foundation of all our formal training programs that span a wide range of topics including soft skills, technology, software, leadership skills and operating procedures. Courses are deployed using a multitude of methods including classroom sessions, web-based sessions, and self-managed, computer-based training. Standard Universitysm is available to our employees on a 24/7 basis so they may access training and information when they need it.

        Our overall basic corporate functions in the areas of finance, human resources, risk management, legal, purchasing and procurement, general administration, strategy and information and technology are based in our Chicago corporate office. The Chicago corporate office also supports and promotes consistency throughout our field operations by developing and administering our operational, financial and administrative policies, practices and procedures.

Clients and Properties

        Our client base includes a diverse cross-section of public and private owners, developers and managers of real estate. A list of some of our clients, and the types of properties for which we operate their parking, include:

Client / Property	Property Type
American Museum of Natural History	Museum
Brookfield Properties Corporation	Office
Chicago O'Hare International and Chicago Midway Airports	Airport
Cleveland Clinic Foundation	Medical center
Crescent Real Estate Equities Company	Office
Four Seasons Hotel	Hotel
Hartford Bradley International Airport	Airport
Harvard Medical School	University/Medical
JMB Realty Corporation	Office
Nationwide Realty Investment	Office and Special event
Washington Mutual, Inc.	Retail
Westfield Properties Shoppingtowns	Retail

        No single client represented more than 6.5% of revenues or more than 4.4% of our gross profit for the year ended December 31, 2007. For the years ended December 31, 2007 and December 31, 2006, we retained an average of 91% of our locations (which statistic includes the impact of our decision to exit from unprofitable contracts).

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

        To promote internal efficiency, we have created advanced information systems that connect local offices across the country to our corporate headquarters. These systems support accounting, financial management and reporting practices, general operating procedures, training, employment policies, cash controls and marketing procedures. Our commitment to the application of technology in the parking management business has resulted in the creation of a proprietary product, Client View™. Client View™ is an Internet-based system that gives our clients the flexibility and convenience to access and download their monthly financials and detailed back-up reports. We believe that our standardized processes and controls enhance our ability to successfully add new locations and expand our operations into new markets.

Employees

        As of December 31, 2007, we employed approximately 12,600 individuals, including approximately 7,060 full-time and 5,540 part-time employees. As of December 31, 2006, we employed approximately 12,000 individuals, including approximately 6,800 full-time and 5,200 part-time employees. Approximately 22.3% of our employees are covered by collective bargaining agreements. No single collective bargaining agreement covers a material number of employees. We believe that our employee relations are good.

Insurance

        We purchase comprehensive liability insurance covering certain claims that occur at parking facilities we lease or manage. The primary amount of such coverage is $2.0 million per occurrence and $2.0 million in the aggregate per facility for our garage liability and garage keepers legal liability coverages. In addition, we purchase workers' compensation insurance for all eligible employees and umbrella/excess liability coverage. Under our various liability and workers' compensation insurance policies, we are obligated to reimburse the insurance carrier for the first $250,000 of any loss. As a result, we are, in effect, self-insured for all claims up to that deductible level. We utilize a third-party administrator to process and pay claims. We also purchase property insurance that provides coverage for loss or damage to our property and in some cases our clients' property, as well as business interruption coverage for lost operating income and certain associated expenses. The deductible applicable to any given loss under our property insurance policy varies based upon the insured values and the peril that causes the loss. We also purchase group health insurance with respect to eligible full-time employees and family members (whether such employees work at leased or managed facilities) and are fully-insured for all covered expenses. We believe that our insurance coverage is adequate and consistent with industry practice.

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

Competition

        The parking industry is fragmented and highly competitive, with limited barriers to entry. We face direct competition for additional facilities to manage or lease, while our facilities themselves compete with nearby facilities for our parking customers and in the labor market generally for qualified employees. Moreover, the construction of new parking facilities near our existing facilities can adversely affect our business. There are only a few national parking management companies that compete with us. We also face competition from numerous smaller, locally owned independent parking operators, as well as from developers, hotels, national financial services companies and other institutions that manage their own parking facilities as well as facilities owned by others. Many municipalities and other governmental entities also operate their own parking facilities, potentially eliminating those facilities as management or lease opportunities for us. Some of our present and potential competitors have or may obtain greater financial and marketing resources than us, which may negatively impact our ability to retain existing contracts and gain new contracts. We face significant competition in our efforts to provide ancillary services such as shuttle bus services and on-street parking enforcement because several large companies specialize in these services.

Seasonality

        During the first quarter of each year, seasonality impacts our performance with regard to moderating revenues, with the reduced levels of travel most clearly reflected in the parking activity associated with our airport and hotel businesses as well as increases in certain costs of parking services, such as snow removal, both of which negatively affect gross profit. Although our revenues and profitability are affected by the seasonality of the business, general and administrative costs are relatively stable throughout the fiscal year. See Item 6, "Selected Financial Data," for further information.

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

Intellectual Property

        Standard Parking® and the Standard Parking logo are service marks registered with the United States Patent and Trademark Office. In addition, we have registered the names and, as applicable, the logos of all of our material subsidiaries and divisions as service marks with the United States Patent and Trademark Office or the equivalent state registry, including the right to the exclusive use of the name Central Park in the Chicago metropolitan area. We invented the Multi-Level Vehicle Parking Facility musical Theme Floor Reminder System, and obtained trademark registrations for our proprietary parker programs, such as Books-to-Go®, Films-To-Go®, Little Parkers® and Ambiance in Parking® and our comprehensive training program, Standard Universitysm. We have also registered the copyright rights in our proprietary software, such as Client View™, Hand Held Program™, License Plate Inventory Programs™ and ParkStat™ with the United States Copyright Office.

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

        The loss or renewal on less favorable terms of a substantial number of management contracts or leases could have a material adverse effect on our business, financial condition and results of operations. In addition, because certain management contracts and leases are with state, local and quasi-governmental entities, changes to certain governmental entities' approaches to contracting regarding parking facilities could affect such contracts. A material reduction in the operating income associated with ancillary services we provide under management contracts and leases, including increases in costs or claims associated with, or a reduction in the number of clients obtaining insurance we provide, could have a material adverse effect on our business, financial condition and results of operations. To the extent that management contracts and leases are cancelable without cause, most of these contracts would also be cancelable in the event of our clients' bankruptcy, despite the automatic stay provisions under bankruptcy law.

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

The failure to successfully complete or integrate acquisitions or new contracts could have a negative impact on our business.

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

  •
  Diversion of management's attention from normal daily operations of the business and the challenges of managing larger and more widespread operations resulting from acquisitions.

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

  •
  Significantly increase our non-cash amortization expense.

  •
  Significantly increase our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition.

  •
  Assume liabilities.

  •
  Issue common stock that would dilute our current shareholders' percentage ownership.

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

Our business would be harmed if fewer clients obtain liability insurance coverage through us.

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

        We provide liability and worker's compensation insurance coverage consistent with our obligations to our clients under our various management contracts and leases. We are obligated to reimburse our insurance carrier for each loss incurred in the current policy year up to the amount of a deductible specified in our insurance policies. The deductible for our various liability and workers' compensation policies is $250,000. We also purchase property insurance that provides coverage for loss or damage to our property, and in some cases our clients' property, as well as business interruption coverage for lost operating income and certain associated expenses. The deductible applicable to any given loss under our property insurance policy varies based upon the insured values and the peril that causes the loss. Our financial statements reflect our funding of all such obligations based upon guidance and evaluation we have received from third-party insurance professionals. There can be no assurance, however, that the ultimate amount of our obligations will not exceed the amount presently funded or accrued, in which case we would need to set aside additional funds to reserve for any such excess. Our obligations could increase if we receive a greater number of insurance claims or if the severity of, or the administrative costs associated with, those claims generally increases. A material increase in insurance costs due to a change in the number or severity of claims, claims costs or premiums paid by us could have a material adverse effect on our operating income.

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

        The rate of our expansion will depend in part upon the availability of adequate capital, which in turn will depend in large part upon cash flow generated by our business and the availability of equity and debt capital. We believe that we will be able to obtain equity or debt capital on acceptable terms. However, we will require the consent of Steamboat Industries LLC in order to authorize and issue additional shares of common stock above the current number of shares of authorized capital stock, which may be required in connection with any future acquisitions. In addition, our senior credit facility contains provisions that restrict our ability to incur additional indebtedness and/or make substantial investments or acquisitions. As a result, we cannot assure you that we will be able to finance our current growth strategy.

Our parent company, Steamboat Industries LLC, which is controlled by our chairman, controls our major corporate decisions, and the offer or sale of a substantial amount of our common stock by our controlling shareholder could have an adverse impact on the market price of our common stock.

        Our parent company, Steamboat Industries LLC, which is controlled by our chairman, John V. Holten, owns 51% of our outstanding common stock as of December 31, 2007. As a result, Steamboat Industries LLC is able able to control us, the election and removal of the directors on our board of directors, and our management and policies. Steamboat Industries LLC also controls all matters regarding stockholder approval, including the amendment of certain provisions of our Certificate of Incorporation and By-Laws and the approval of fundamental corporate transactions.

        Steamboat Industries LLC has the ability to pledge shares of our common stock as security for its debt obligations. In the event that some or all of such pledged shares are foreclosed upon following default of such debt obligations, Mr. Holten may no longer control a majority of the voting power of our company.

        As of December 31, 2007, we have 21,300,000 shares of common stock authorized, of which only 2,928,692 shares remained unissued. As a result, we require, and expect to require, the consent of Steamboat Industries LLC in order to authorize and issue additional common stock in connection with corporate actions that may be beneficial to our business or to our stockholders, such as increasing the number of shares authorized under our Long-Term Incentive Plan for the retention of management, or in order to pursue acquisitions and mergers in exchange for stock. The ability of our parent company to control our major corporate decisions may harm the market price for our common stock by delaying, deferring or preventing a business combination involving our company, causing us to enter into transactions that are not in the best interests of all stockholders or discouraging third-party investors.

        Steamboat Industries LLC is permitted to sell, dispose of or otherwise enter into other transactions involving significant amounts of our common stock under Rule 144 and other exemptions from registration under the federal securities laws. Steamboat Industries LLC also has transferable registration rights with respect to such common stock. The offer, sale, disposition or other such transactions involving substantial amounts of our common stock by these or other significant shareholders, particularly if such offers, sales, dispositions or transactions occur simultaneously or relatively close in time, could have a significant negative impact on our stock price.

We must comply with public and private regulations that may impose significant costs on us.

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

        In connection with certain transportation services provided to our clients, including shuttle bus operations, we provide the vehicles and the drivers to operate these transportation services. The U. S. Department of Transportation and various state agencies exercise broad powers over these transportation services, including, licensing and authorizations, safety and insurance requirements. Our employee drivers must also comply with the safety and fitness regulations promulgated by the Department Transportation, including those related to drug and alcohol testing and service hours. We may become subject to new and more restrictive federal and state regulations. Compliance with such regulations could hamper our ability to provide qualified drivers and increase our operating costs.

        We are also subject to consumer credit laws and credit card industry rules and regulations relating to the processing of credit card transactions, including the Fair and Accurate Credit Transactions Act and the Payment Card Data Security Standard. This law and these industry standards impose substantial financial penalties for non-compliance. A purported class action was recently filed against us alleging violations of the Fair and Accurate Credit Transactions Act. Similar complaints have been filed against many credit card processors.

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

        Our liability and worker's compensation insurance coverage expires on an annual basis. There can be no assurance that our insurance carriers will in fact be willing to renew our coverage at any rate at the expiration date. We maintain a comprehensive portfolio of insurance policies to help protect us against loss or damage incurred from a wide variety of insurable risks. Each year, we review with our professional insurance advisers whether the insurance policies and associated coverages that we maintain are sufficient to adequately protect us from the various types of risk to which we are exposed in the ordinary course of business. That analysis takes into account various pertinent factors such as the likelihood that we would incur a material loss from any given risk as well as the cost of obtaining insurance coverage against any such risk. While we believe that we maintain a comprehensive portfolio of insurance that is consistent with customary business practices and adequately protects us from the risks that we typically face in the ordinary course of our business, there can be no assurance that we may not sustain a material loss for which we do not maintain any, or adequate insurance coverage.

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

        Any terrorist attacks, particularly in the United States or Canada, may negatively impact our business, financial condition and results of operations. Attacks have resulted in, and may continue to result in, increased government regulation of airlines and airport facilities, including imposition of minimum distances between parking facilities and terminals, resulting in the elimination of currently managed parking facilities, and increased security checks of employees and passengers at airport facilities. We derive a significant percentage of our gross profit from parking facilities and parking related services in and around airports. For the year ended December 31, 2007, approximately 19% of gross profit was derived from those operations. The Federal Aviation Administration generally prohibits parking within 300 feet of airport terminals during periods of heightened security. While the prohibition is not currently in effect, there can be no assurance that this governmental prohibition will not again be reinstated. The existing regulations governing parking within 300 feet of airport terminals or future regulations may prevent us from using certain parking spaces. Reductions in the number of parking spaces and air travelers may reduce our revenues and cash flow for both our leased facilities and those facilities we operate under management contracts.

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

Many of our employees are covered by collective bargaining agreements.

        Approximately 22.3% of our employees are represented by labor unions. Approximately 1.0% of our collective bargaining contracts, representing 0.01% of our employees, are up for renewal in 2008. There can be no assurance that we will be able to renew existing labor union contracts on acceptable terms. Employees could exercise their rights under the labor union contract, which could include a strike or walk-out. In such cases, there are no assurances that we would be able to staff sufficient employees for our short-term needs. Any such labor strike or our inability to negotiate a satisfactory contract upon expiration of the current agreements could have a negative effect on our business, financial condition and results of operations.

        We make contributions to multiemployer benefit plans on behalf of certain employees covered by collective bargaining agreements and could be responsible for paying unfunded liabilities incurred by such benefit plans, which amount could be material.

ITEM 2.    PROPERTIES

Parking Facilities

        We operate parking facilities in 43 states and the District of Columbia in the United States and three provinces of Canada. We do not currently own any parking facilities. The following table summarizes certain information regarding our facilities as of December 31, 2007:

		# of Locations			# of Spaces
States/Provinces
	Airports and Urban Cities	Airport	Urban	Total	Airport	Urban	Total
Alabama	Airports	3	—	3	1,562	—	1,562
Alberta	Airports, Calgary, Edmonton	2	24	26	—	17,308	17,308
Arizona	Phoenix	—	20	20	—	9,812	9,812
British Columbia	Vancouver	—	24	24	—	3,636	3,636
California	Airports, Beverly Hills, Encino, Glendale, Long Beach, Los Angeles, Sacramento, San Francisco, San Jose, Santa Monica and Woodland Hills	3	642	645	3,230	178,027	181,257
Colorado	Airports, Aurora, Colorado Springs, and Denver	1	36	37	7,700	23,505	31,205
Connecticut	Airports	9	—	9	7,941	—	7,941
Delaware	Wilmington	—	1	1	—	473	473
District of Columbia	Washington, DC	—	22	22	—	10,261	10,261
Florida	Airports, Boca Raton, Clearwater, Coral Gables, Ft. Myers, Miami, Miami Beach, Orlando and Tampa	6	82	88	16,627	56,101	72,728
Georgia	Airports and Atlanta	2	15	17	4,570	16,426	20,996
Hawaii	Airports, Aiea, Honolulu, Lahaina, Waipahu	4	47	51	2,777	17,063	19,840
Idaho	Airports	1	—	1	372	—	372
Illinois	Airports, Chicago, Evanston, Hoffman Estates, and Park Ridge	12	226	238	29,986	101,345	131,331
Indiana	Airports	1	—	1	2,095	—	2,095
Iowa	Des Moines	—	4	4	—	5,667	5,667
Kansas	Bonner Springs, Kansas City, Overland Park, Topeka, and Wichita	—	7	7	—	9,448	9,448
Kentucky	Airports	5	—	5	16,560	—	16,560
Louisiana	Airport, Metairie and New Orleans	1	34	35	1,302	17,676	18,978
Maine	Airports and Portland	3	1	4	3,809	528	4,337
Maryland	Baltimore, Bethesda and Towson	—	23	23	—	12,672	12,672
Massachusetts	Boston, Cambridge, Chestnut Hill, and Hopkinton	—	96	96	—	31,164	31,164
Michigan	Airports	7	—	7	11,006	—	11,006
Minnesota	Airport, Minneapolis and St. Paul	1	39	40	555	12,677	13,232
Missouri	Airports and Kansas City	6	134	140	24,238	37,647	61,885
Montana	Airports	7	—	7	3,674	—	3,674
Nebraska	Airports	2	—	2	1,307	—	1,307
Nevada	Las Vegas and Reno	—	4	4	—	1,561	1,561
New Jersey	Hoboken and Jersey City	—	13	13	—	5,782	5,782
New Mexico	Airports	1	—	1	—	—	—
New York	Airports, Bronx, Buffalo, and New York City	7	52	59	11,029	36,477	47,506
North Carolina	Charlotte	—	1	1	—	818	818
North Dakota	Airports	2	—	2	1,415	—	1,415
Ohio	Airports, Akron, Cincinnati, Cleveland, Columbus, and Lakewood	6	145	151	10,695	111,680	122,375
Ontario	Hamilton, London, North York, and Toronto	—	49	49	—	41,879	41,879
Oregon	Airports and Medford	7	1	8	10,013	—	10,013
Pennsylvania	Airports	2	—	2	2,105	—	2,105
Rhode Island	Providence	6	2	8	8,480	4,845	13,325
South Dakota	Airports	3	—	3	1,909	—	1,909
Tennessee	Airports, Memphis and Nashville	2	16	18	649	3,388	4,037
Texas	Airports, Austin, Dallas, Fort Worth, and Houston	4	87	91	6,638	86,126	92,764
Utah	Salt Lake City	—	4	4	—	3,050	3,050
Vermont	Burlington	—	1	1	—	560	560
Virginia	Airports, Alexandria, Arlington, Fairfax, and Richmond	1	63	64	1,216	38,317	39,533
Washington	Airports, Belllevue and Seattle	2	77	79	822	15,483	16,305
Wisconsin	Airports and Milwaukee	3	15	18	3,868	3,942	7,810
Wyoming	Casper	—	2	2	—	1,840	1,840

	Totals	122	2,009	2,131	198,150	917,184	1,115,334

        We have interests in twelve joint ventures, each of which operates between one and twenty-two parking facilities. We are the general partner of three limited partnerships, each of which operates between one and nine parking facilities. For additional information, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Summary of Operating Facilities."

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Our board of directors approved an amendment to our Second Amended and Restated Certificate of Incorporation to increase the number of authorized shares of our common stock from 12,100,000 shares to 21,300,000 shares on December 4, 2007. On December 4, 2007, pursuant to written consent, the holders of 9,364,480 shares of our issued and outstanding common stock approved and consented to a charter amendment. No votes were cast against the charter amendment and there were no abstensions or broker non-votes.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock is traded on the NASDAQ Select Global Market under the symbol "STAN". The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on the NASDAQ Select Global Market and its predecessor, adjusted for the effect of the 2-for-1 stock split in January 2008.

	2007			2006
	Sales Price			Sales Price
Quarter Ended			Cash Dividends Declared			Cash Dividends Declared
	High	Low		High	Low
March 31	$20.06	$16.55	—	$13.94	$9.60	—
June 30	$19.10	$16.44	—	$15.02	$12.87	—
September 30	$19.92	$15.82	—	$17.19	$13.81	—
December 31	$24.98	$18.82	—	$20.00	$15.66	—

Holders

        As of December 4, 2007, there were approximately 1,407 holders of our common stock, based on the number of record holders of our common stock and an estimate of the number of individual participants represented by security position listings.

Dividends

        We did not pay a cash dividend in respect of our common stock in 2007 or 2006. By the terms of our senior credit facility, we are restricted from paying cash dividends on our capital stock while such facility is in effect.

        There are no restrictions on the ability of our wholly owned subsidiaries to pay cash dividends to us.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be based upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by securities holders	809,064	$4.77	720,338
Equity compensation plans not approved by securities holders	—	—	—

Total	809,064	$4.77	720,338

Stock Repurchases

        The following table contains detail related to our repurchase of common stock based on the date of trade during the quarter ended December 31, 2007. (In thousands except share and per share data)

Quarter Ended December 31, 2007	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
From October 1 to October 31	84,398	$20.51	84,398	$3,275
From November 1 to November 30	69,560	20.36	69,560	1,859
From December 1 to December 31	163,744	24.29	163,744	22,882

Total for the quarter ended December 31	317,702	$22.42	317,702	$22,882

        In March 2007, the Board of Directors authorized us to repurchase shares of our common stock, on the open market or through private purchases, up to $20.0 million in aggregate. We repurchased certain shares in open market transactions from time to time during the fourth quarter, and our majority shareholder agreed in each case to sell shares equal to its pro-rata ownership at the same price paid by us in each open market purchase.

        In December 2007, the Board of Directors authorized us to repurchase shares of our common stock, on the open market or through private purchases, up to an additional $25.0 million in aggregate.

        During the fourth quarter of 2007 we repurchased 74,052 shares at an average price of $20.43 per share, including average commissions of $0.01 per share, on the open market and our majority shareholder agreed in each case to sell shares equal to its pro-rate ownership of 76,106 shares at an average price of $20.42 per share. In addition, we repurchased 167,544 shares at an average price of $24.22 per share, including average commissions of $0.01 per share, on the open market. The total value of the fourth quarter transactions was $7.1 million. 269,228 shares were retired during the fourth quarter of 2007 and the remaining 48,474 shares were held as treasury stock and retired during the first quarter of 2008.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table presents selected historical consolidated financial data as of December 31, 2007, 2006 and 2005, derived from our audited consolidated financial statements, which are included elsewhere herein. The table also presents selected historical consolidated financial data as of December 31, 2004 and 2003 derived from our audited consolidated financial statements, which are not included herein. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Result of Operations" and the historical consolidated financial statements and notes thereto for years 2007, 2006 and 2005 which are included elsewhere herein. The historical results do not necessarily indicate results expected for any future period.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	($in thousands)
Statement of Operations Data:
Parking services revenue:
Lease contracts	$145,327	$153,336	$154,099	$148,752	$138,681
Management contracts	122,130	106,554	93,876	83,712	76,613
Reimbursement of management contract expense	356,782	346,055	338,679	331,171	330,243

Total revenue	624,239	605,945	586,654	563,635	545,537
Cost of parking services:
Lease contracts	129,550	139,043	141,037	134,548	125,153
Management contracts	52,244	44,990	37,101	34,029	29,439
Reimbursed management contract expense	356,782	346,055	338,679	331,171	330,243

Total cost of parking services	538,576	530,088	516,817	499,748	484,835
Gross profit:
Lease contracts	15,777	14,293	13,062	14,204	13,528
Management contracts	69,886	61,564	56,775	49,683	47,174

Total gross profit	85,663	75,857	69,837	63,887	60,702
General and administrative	44,796	41,228	38,922	33,470	32,907
Depreciation and amortization	5,335	5,638	6,427	6,957	7,501
Special charges	—	—	—	—	1,055
Management fee-parent company	—	—	—	1,500	3,000
Non-cash stock option compensation expense	—	—	—	2,299	—
Valuation allowance related to long-term receivables	—	—	900	—	2,650

Operating income	35,532	28,991	23,588	19,661	13,589
Interest expense	7,056	8,296	9,398	13,369	16,797
Interest income	(610)	(552)	(841)	(534)	(238)
Gain on extinguishment of debt	—	—	—	(3,832)	(1,757)

	6,446	7,744	8,557	9,003	14,802
Minority interest	446	376	326	349	357

Income before income taxes	28,640	20,871	14,705	10,309	(1,570)
Income tax expense (benefit)(1)	11,267	(14,880)	(14)	(112)	411

Net income (loss) before preferred stock dividends and increase in value of common stock subject to put/call	17,373	35,751	14,719	10,421	(1,981)
Preferred stock dividends	—	—	—	(7,243)	(15,630)
Increase in value of common stock subject to put/call	—	—	—	(538)	(1,242)

Net income (loss)	$17,373	$35,751	$14,719	$2,640	$(18,853)

Balance Sheet Data (at end of year):
Cash and cash equivalents	$8,466	$8,058	$10,777	$10,360	$8,470
Total assets	215,388	212,528	201,353	195,102	189,585
Total debt	80,363	85,665	92,108	109,750	161,079
Convertible redeemable preferred stock, series D	—	—	1	1	56,399
Redeemable preferred stock, series C	—	—	—	—	60,389
Common stock subject to put/call rights	—	—	—	—	10,712
Common stockholders' equity (deficit)	39,339	41,253	24,412	15,339	(166,002)

(1)
2006 results include a reduction in the valuation allowance for net operating loss carryforwards and other deferred tax assets of $23,924.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of our results of operations should be read in conjunction with the "Selected Financial Data" and our consolidated financial statements and the related notes included elsewhere herein. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth in Item 1A "Risk Factors" and elsewhere herein.

Overview

Our Business

        We manage parking facilities in urban markets and at airports across the United States and in three Canadian provinces. We do not own any facilities, but instead enter into contractual relationships with property owners or managers.

        We operate our clients' properties through two types of arrangements: management contracts and leases. Under a management contract, we typically receive a base monthly fee for managing the facility, and we may also receive an incentive fee based on the achievement of facility performance objectives. We also receive fees for ancillary services. Typically, all of the underlying revenues and expenses under a standard management contract flow through to our clients rather than to us. However, some management contracts, which are referred to as "reverse" management contracts, usually provide for larger management fees and require us to pay various costs. Under lease arrangements, we generally pay to the property owner either a fixed annual rent, a percentage of gross customer collections or a combination thereof. We collect all revenues under lease arrangements and we are responsible for most operating expenses, but we are typically not responsible for major maintenance, capital expenditures or real estate taxes. Margins for lease contracts vary significantly, not only due to operating performance, but also due to variability of parking rates in different cities and varying space utilization by parking facility type and location. As of December 31, 2007, we operated 89% of our locations under management contracts and 11% under leases.

        In evaluating our financial condition and operating performance, management's primary focus is on our gross profit, total general and administrative expense and general and administrative expense as a percentage of our gross profit. Although the underlying economics to us of management contracts and leases are similar, the manner in which we are required to account for them differs. Revenue from leases includes all gross customer collections derived from our leased locations (net of parking tax), whereas revenue from management contracts only includes our contractually agreed upon management fees and amounts attributable to ancillary services. Gross customer collections at facilities under management contracts, therefore, are not included in our revenue. Accordingly, while a change in the proportion of our operating agreements that are structured as leases versus management contracts may cause significant fluctuations in reported revenue and expense of parking services, that change will not artificially affect our gross profit. For example, as of December 31, 2007, 89% of our locations were operated under management contracts and 82% of our gross profit for the year ended December 31, 2007 was derived from management contracts. Only 46% of total revenue (excluding reimbursement of management contract expenses), however, was from management contracts because under those contracts the revenue collected from parking customers belongs to our clients. Therefore, gross profit and total general and administrative expense, rather than revenue, are management's primary focus.

General Business Trends

        We believe that sophisticated commercial real estate developers and property managers and owners recognize the potential for parking and related services to be a profit generator rather than a cost center. Often, the parking experience makes both the first and the last impressions on their properties' tenants and visitors. By outsourcing these services, they are able to capture additional profit by leveraging the unique operational skills and controls that an experienced parking management company can offer. Our ability to consistently deliver a uniformly high level of parking and related services and maximize the profit to our clients improves our ability to win contracts and retain existing locations. Our retention rate for the twelve month periods ended December 31, 2007 and December 31, 2006 was 91%, which also reflects our decision not to renew, or to terminate, unprofitable contracts.

        We are also experiencing an increase in our ability to leverage existing relationships to increase the scope of services provided, thereby increasing the profit per location. For the year ended December 31, 2007 compared to the year ended December 31, 2006, we improved average gross profit per location by 4.7% from $38.4 thousand to $40.2 thousand.

Summary of Operating Facilities

        We focus our operations in core markets where a concentration of locations improves customer service levels and operating margins. The following table reflects our facilities operated at the end of the years indicated:

	December 31, 2007	December 31, 2006	December 31, 2005
Managed facilities	1,893	1,733	1,643
Leased facilities	238	245	263

Total facilities	2,131	1,978	1,906

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

General and Administrative Expenses

        General and administrative expenses include salaries, wages, payroll taxes, insurance, travel and office related expenses for our headquarters, field offices, supervisory employees, chairman of the board and board of directors.

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

Seasonality

        During the first quarter of each year, seasonality impacts our performance with regard to moderating revenues, with the reduced levels of travel most clearly reflected in the parking activity associated with our airport and hotel businesses as well as increases in certain costs of parking services, such as snow removal, both of which negatively affect gross profit. Although our revenues and profitability are affected by the seasonality of the business, general and administrative costs are relatively stable throughout the fiscal year. See Item 6, "Selected Financial Data," for further information.

Results of Operations

Fiscal 2007 Compared to Fiscal 2006

        Parking services revenue—lease contracts.    Lease contract revenue decreased $8.0 million, or 5.2%, to $145.3 million for the year ended December 31, 2007, compared to $153.3 million in the year-ago period. This decrease resulted from reductions in revenue related to contract expirations of $24.9 million, offset by an increase of $9.7 million in revenues from new locations, an increase in same location revenue of $6.6 million and a $0.6 million non-cash gain related to the sale of a contract right in conjunction with one of the acquisitions completed during the third quarter. The increase in same location revenue was due to increases in short-term parking revenue of $5.2 million, or 6.2%, and an increase in monthly parking revenue of $1.4 million, or 3.5%.

        Parking services revenue—management contracts.    Management contract revenue increased $15.5 million, or 14.6%, to $122.1 million for the year ended December 31, 2007, compared to $106.6 million in the year-ago period. This increase resulted from an increase of $16.1 million in revenues from new locations, and an increase in same location revenue of $6.1 million that was partially offset by reductions in revenue attributable to contract expirations of $6.7 million The increase in same location revenue was primarily due to additional fees from reverse management locations and ancillary services and a favorable change in insurance loss experience reserve estimates relating to prior years of $2.5 million.

        Reimbursement of management contract expense.    Reimbursement of management contract expenses increased $10.7 million, or 3.1%, to $356.8 million for the year ended December 31, 2007, compared to $346.1 million in the year-ago period. This increase resulted from additional reimbursements for costs incurred on the behalf of owners.

        Cost of parking services—lease contracts.    Cost of parking services for lease contracts decreased $9.4 million, or 6.8%, to $129.6 million for the year ended December 31, 2007, compared to $139.0 million in the year-ago period. This decrease resulted from reductions in costs attributable to contract expirations of $23.1 million that was partially offset by an increase in costs from new locations of $7.7 million and an increase in same location costs of $6.0 million. The increase in same location costs was due to increases in rent expense of $5.8 million, or 6.8%, due to percentage rental payments from increased revenue, $0.7 million, or 5.3%, for increases in payroll and payroll related expenses, partially offset by a decrease in other operating costs of $0.2 million and a favorable change in insurance loss experience reserve estimates relating to prior years of $0.3 million.

        Cost of parking services—management contracts.    Cost of parking services for management contracts increased $7.2 million, or 16.1%, to $52.2 million for the year ended December 31, 2007, compared to $45.0 million in the year-ago period. This increase resulted from an increase of $11.8 million in costs from new reverse management locations and an increase in same location costs of $0.3 million that was partially offset by reductions in costs attributable to contract expirations of $4.9 million. The increase in same location costs was due to increases in payroll and payroll related costs of $0.8 million, or 3.3%, partially offset by decreases attributable to operating expenses on our reverse management locations of $0.5 million, or 5.5%.

        Reimbursed management contract expense.    Reimbursed management contract expenses increased $10.7 million, or 3.1%, to $356.8 million for the year ended December 31, 2007, compared to $346.1 million in the year-ago period. This increase resulted from additional reimbursed costs incurred on the behalf of owners.

        Gross profit—lease contracts.    Gross profit for lease contracts increased $1.5 million, or 10.4%, to $15.8 million for the year ended December 31, 2007, compared to $14.3 million in the year-ago period. Gross margin for lease contracts increased to 10.9% for the year ended December 31, 2007, compared to 9.3% in the year-ago period. This margin increase was primarily due to decreases in costs related to contract expirations and a $0.6 million non-cash gain related to the sale of a contract right in conjunction with one of the acquisitions completed during the third quarter.

        Gross profit—management contracts.    Gross profit for management contracts increased $8.3 million, or 13.5%, to $69.9 million for the year ended December 31, 2007, compared to $61.6 million in the year-ago period. Gross margin for management contracts decreased to 57.2% for the year ended December 31, 2007, compared to 57.8% in the year-ago period. This margin decrease was primarily due to increases in costs from new reverse management locations partially offset by a favorable change in insurance loss experience reserve estimates relating to prior years.

        General and administrative expenses.    General and administrative expenses increased $3.6 million, or 8.7%, to $44.8 million for the year ended December 31, 2007, compared to $41.2 million for the year-ago period. This increase resulted from increases in payroll and payroll related expenses of $2.7 million, an increase in legal fees of $0.5 million, an increase in consulting fees of $0.2 million, an increase in training and recruiting of $0.3, partially offset by a decrease in other operating expenses of $0.1 million.

        Interest expense.    Interest expense decreased $1.2 million, or 14.9%, to $7.1 million for the year ended December 31, 2007, compared to $8.3 million in the year-ago period. This decrease resulted primarily from the redemption of the 9 1/4% Senior Subordinated Notes, the refinancing of our senior credit facility reduced borrowings under our senior credit facility and a decrease in interest rates.

        Interest income.    Interest income remained flat at $0.6 million for the year ended December 31, 2007 and December 31, 2006.

        Income tax expense (benefit).    Income tax expense increased $26.2 million, to $11.3 million for the year ended December 31, 2007, compared to a $14.9 million benefit in the year-ago period. In the fourth quarter of 2006 the Company concluded that certain net operating loss carryforwards and other deferred tax assets were more likely than not to be realized and accordingly, reversed the valuation allowance by the amount considered recoverable. The increase in income tax expense is based on an effective tax rate of approximately 39% in 2007 compared to a benefit of approximately 71% in 2006. The change in the Company's effective tax rate resulted from the Company's reversal of the valuation allowance at December 31, 2006.

Segment revenue

        The CEO ("Chief Operating Decision Maker", "CODM") historically has evaluated the Company's operations and reported the enterprise's operating segments by contract types which were aggregated on an enterprise level into a single segment for the purpose of SFAS No. 131. Over the last several quarters, the Company has made a number of organizational changes that have changed the information the CODM receives and how the CODM evaluates the Company's operations. These organizational changes have increased the importance of the Company's reliance on business unit performance. As such, the Company determined in the fourth quarter of 2007 that business units now represent operating segments, as defined by SFAS No. 131, and therefore reports these business units as separate segments.

        The Company is managed based on regions administered by executive vice presidents. Three regions are generally organized geographically with the fourth region encompassing major airports and transportation operations nationwide. The following is a summary of revenues (excluding reimbursement of management contract expenses) by region for the years ended December 31, 2007 and 2006. Information related to prior years has been recast to conform to the new region alignment.

        Segment revenue information is summarized as follows (in thousands):

	Year Ended
	2007	2006
Revenues(a):
Region One	$81,905	$74,676
Region Two	50,702	47,966
Region Three	59,386	67,541
Region Four	69,846	65,516
Other	5,618	4,191

Total revenues	267,457	259,890

(a)
Excludes reimbursement of management contract expenses.

        Region One encompasses Connecticut, District of Columbia, Delaware, Illinois, Massachusetts, Maryland, Maine, North Carolina, New Jersey, New York, Pennsylvania, Rhode Island, Virginia, Vermont, and Wisconsin.

        Region Two encompasses Alabama, British Columbia, Florida, Georgia, Iowa, Indiana, Kansas, Kentucky, Louisiana, Michigan, Minnesota, Missouri, Ohio, Ontario, Tennessee, and Texas.

        Region Three encompasses Arizona, California, Colorado, Hawaii, Nevada, Utah, Washington, and Wyoming.

        Region Four encompasses all major airport and transportation operations nationwide, along with regional general and administrative expenses.

        Other consists of ancillary revenue that is not specifically identifiable to a region.

        Revenue increased $7.5 million, or 2.9% to $267.4 million for the year ended December 31, 2007, compared to $259.9 million in the year-ago period. This increase resulted from an increase of $7.2 million in revenue from Region One, an increase of $4.3 million in revenue from Region Four, an increase of $2.7 million in Region Two, an increase of $1.4 million in Other, partially offset by a decrease in revenue of $8.1 million for Region Three.

        Region One revenue increased $7.2 million, or 9.7% to $81.9 million for the year ended December 31, 2007, compared to $74.7 million in the year-ago period. This increase resulted from an increase of $12.8 million in revenue from new locations, an increase in same location revenue of $2.5 million, partially offset by reductions in revenue attributable to contract expirations of $8.1 million.

        Region Two revenue increased $2.7 million, or 5.7% to $50.7 million for the year ended December 31, 2007, compared to $48.0 million for the year-ago period. This increase resulted from an increase of $3.3 million in revenue from new locations, an increase in same location revenue of $3.2 million, partially offset by reductions in revenue attributable to contract expirations of $3.8 million.

        Region Three revenue decreased $8.1 million, or 12.1% to $59.4 million for the year ended December 31, 2007, compared to $67.5 million for the year-ago period. This decrease resulted from reductions in revenue attributable to contract expirations of $16.9 million, partially offset by an increase of $6.3 million in revenue from new locations, an increase in same location revenue of $1.9 million and a $0.6 million non-cash gain related to the sale of a contract right in conjunction with one of the acquisitions completed during the third quarter.

        Region Four revenue increased $4.3 million, or 6.6% to $69.8 million for the year ended December 31, 2007, compared to $65.5 million in the year-ago period. This increase resulted from an increase of $3.3 million in revenue from new locations, an increase in same location revenue of $3.7 million, partially offset by reductions in revenue attributable to contract expirations of $2.7 million.

        Other revenue increased $1.4 million, or 34.0% to $5.6 million for the year ended December 31, 2007, compared to $4.2 million in the year-ago period. This increase resulted from increases in ancillary revenue that is not specifically identifiable to a region.

Fiscal 2006 Compared to Fiscal 2005

Hurricane Katrina

        Our operations were impacted by Hurricane Katrina during the year ended December 31, 2006 compared to the year ended December 31, 2005. We are required to reimburse the owners of the leased and managed locations for property damage of $2.2 million. For the year ended December 31, 2006, we also recorded $0.3 million for the recovery from insurers of recognized losses on nonmonetary assets, which have been reflected as a reduction in cost of sales.

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

Segment revenue

        The CEO ("Chief Operating Decision Maker", "CODM") historically has evaluated the Company's operations and reported the enterprise's operating segments by contract types which were aggregated on an enterprise level into a single segment for the purpose of SFAS No. 131. Over the last several quarters, the Company has made a number of organizational changes that have changed the information the CODM receives and how the CODM evaluates the Company's operations. These organizational changes have increased the importance of the Company's reliance on business unit performance. As such, the Company determined in the fourth quarter of 2007 that business units now represent operating segments, as defined by SFAS No. 131, and therefore reports these business units as separate segments.

        The Company is managed based on regions administered by executive vice presidents. Three regions are generally organized geographically with the fourth region encompassing major airports and transportation operations nationwide. The following is a summary of revenues (excluding reimbursement of management contract expenses) by region for the years ended December 31, 2006 and 2005. Information related to prior years has been recast to conform to the new region alignment.

        Segment revenue information is summarized as follows (in thousands):

	Year Ended
	2006	2005
Revenues(a):
Region One	$74,676	$67,829
Region Two	47,966	49,427
Region Three	67,541	60,379
Region Four	65,516	66,924
Other	4,191	3,416

Total revenues	259,890	247,975

(a)
Excludes reimbursement of management contract expenses.

        Region One encompasses Connecticut, District of Columbia, Delaware, Illinois, Massachusetts, Maryland, Maine, North Carolina, New Jersey, New York, Pennsylvania, Rhode Island, Virginia, Vermont, and Wisconsin.

        Region Two encompasses Alabama, British Columbia, Florida, Georgia, Iowa, Indiana, Kansas, Kentucky, Louisiana, Michigan, Minnesota, Missouri, Ohio, Ontario, Tennessee, and Texas.

        Region Three encompasses Arizona, California, Colorado, Hawaii, Nevada, Utah, Washington, and Wyoming.

        Region Four encompasses all major airport and transportation operations nationwide, along with regional general and administrative expenses.

        Other consists of ancillary revenue that is not specifically identifiable to a region.

        Revenue increased $12.0 million, or 4.8% to $259.9 million for the year ended December 31, 2006, compared to $247.9 million in the year-ago period. This increase resulted from an increase of $7.1 million in revenue from Region Three, an increase of $6.9 million in revenue from Region One, an increase of $0.8 million in Other, partially offset by a decrease of $1.4 million in revenue from Region Two and a decrease in revenue of $1.4 million for Region Four.

        Region One revenue increased $6.9 million, or 10.1% to $74.7 million for the year ended December 31, 2006, compared to $67.8 million in the year-ago period. This increase resulted from an increase of $6.4 million in revenue from new locations, an increase in same location revenue of $5.0 million, partially offset by reductions in revenue attributable to contract expirations of $4.5 million.

        Region Two revenue decreased $1.4 million, or 3.0% to $48.0 million for the year ended December 31, 2006, compared to $49.4 million for the year-ago period. This decrease resulted from reductions in revenue attributable to contract expirations of $4.9 million, partially offset by an increase of $2.8 million in revenue from new locations and an increase in same location revenue of $0.7 million.

        Region Three revenue increased $7.1 million, or 11.9% to $67.5 million for the year ended December 31, 2006, compared to $60.4 million for the year-ago period. This increase resulted from an increase of $7.9 million in revenue from new locations, an increase in same location revenue of $3.9 million, partially offset by reductions in revenue attributable to contract expirations of $4.7 million.

        Region Four revenue decreased $1.4 million, or 2.1% to $65.5 million for the year ended December 31, 2006, compared to $66.9 million in the year-ago period. This decrease resulted from reductions in revenue attributable to contract expirations of $5.9 million, partially offset by an increase of $1.7 million in revenue from new locations and an increase in same location revenue of $2.8 million.

        Other revenue increased $0.8 million, or 22.7% to $4.2 million for the year ended December 31, 2006, compared to $3.4 million in the year-ago period. This increase resulted from increases in ancillary revenue that is not specifically identifiable to a region.

Unaudited Quarterly Results

        The following table sets forth our unaudited quarterly consolidated statement of income data for the years ended December 31, 2007 and December 31, 2006. The unaudited quarterly information has been prepared on the same basis as the annual financial information and, in management's opinion, includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information for the quarters presented. Historically, our revenues and operating results have varied from quarter to quarter and are expected to continue to fluctuate in the future. These fluctuations have been due to a number of factors, including: general economic conditions in our markets; additions of contracts; expiration and termination of contracts; conversion of lease contracts to management contracts; conversion of management contracts to lease contracts and changes in terms of contracts that are retained. The operating results for any historical quarter are not necessarily indicative of results for any future period.

	2007 Quarters Ended				2006 Quarters Ended
	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
	(unaudited)				(unaudited)
	($ in thousands)
Parking services revenue:
Lease contracts	$35,198	$35,988	$36,182	$37,959	$38,354	$38,677	$38,200	$38,105
Management contracts	28,196	28,539	31,150	34,245	25,237	26,220	27,542	27,555
Reimbursement of management contract expense	90,497	87,588	85,167	93,530	88,040	82,897	86,915	88,203

Total revenue	153,891	152,115	152,499	165,734	151,631	147,794	152,657	153,863
Cost of parking services:
Lease contracts	32,018	31,768	31,666	34,098	34,804	34,862	34,765	34,612
Management contracts	11,724	11,703	13,378	15,439	10,023	11,212	11,758	11,997
Reimbursed management contract expense	90,497	87,588	85,167	93,530	88,040	82,897	86,915	88,203

Total cost of parking services	134,239	131,059	130,211	143,067	132,867	128,971	133,438	134,812
Gross profit:
Lease contracts	3,180	4,220	4,516	3,861	3,550	3,815	3,435	3,493
Management contracts	16,472	16,836	17,772	18,806	15,214	15,008	15,784	15,558

Total gross profit	19,652	21,056	22,288	22,667	18,764	18,823	19,219	19,051
General and administrative	10,814	10,844	11,356	11,782	10,681	10,053	10,393	10,101
Depreciation and amortization	1,252	1,276	1,389	1,418	1,445	1,525	1,438	1,230

Operating income	7,586	8,936	9,543	9,467	6,638	7,245	7,388	7,720
Other expense (income):
Interest expense	1,803	1,770	1,739	1,744	2,186	2,194	2,161	1,755
Interest income	(219)	(227)	(47)	(117)	(74)	(70)	(235)	(173)

	1,584	1,543	1,692	1,627	2,112	2,124	1,926	1,582
Minority interest	160	89	109	88	124	74	113	65

Income before income taxes	5,842	7,304	7,742	7,752	4,402	5,047	5,349	6,073
Income tax expense (benefit)(1)	2,360	2,953	3,213	2,741	598	682	821	(16,981)

Net income	$3,482	$4,351	$4,529	$5,011	$3,804	$4,365	$4,528	$23,054

Common Stock Data(2):
Net income per common share:
Basic	.18	.23	.24	.27	.19	.22	.23	1.17
Diluted	.18	.22	.24	.27	.18	.21	.22	1.14
Weighted average common shares outstanding:
Basic	19,206,663	18,930,559	18,720,641	18,468,803	20,243,738	20,012,740	19,896,908	19,715,756
Diluted	19,714,829	19,394,585	19,145,570	18,901,321	20,754,114	20,534,624	20,435,722	20,245,616

(1)
During the fourth quarter of 2006 we recorded a reduction in the valuation allowance for net operating loss carryforwards and other deferred tax assets of $23,924.
(2)
Share and per share amounts have been retroactively adjusted for the effect of the 2-for-1 stock split in January 2008. See Note A for additional information.

Liquidity and Capital Resources

Outstanding Indebtedness

        On December 31, 2007, we had total indebtedness of approximately $80.4 million, a reduction of $5.3 million from December 31, 2006. The $80.4 million includes:

  •
  $74.2 million under our senior credit facility; and

  •
  $6.2 million of other debt including capital lease obligations and obligations on seller notes and other indebtedness.

        We believe that our cash flow from operations, combined with additional borrowing capacity under our senior credit facility, which amounted to $39.5 million at December 31, 2007, will be sufficient to enable us to pay our indebtedness, or to fund other liquidity needs. We may need to refinance all or a portion of our indebtedness, on or before their respective maturities. We believe that we will be able to refinance our indebtedness on commercially reasonable terms.

Senior Credit Facility

        We entered into an amended and restated senior credit agreement (the "Credit Agreement") as of June 29, 2006 with Bank of America, N.A. and LaSalle Bank, N.A., as co-administrative agents, Wells Fargo Bank, N.A., as syndication agent, and four other lenders. This agreement amended and restated our credit facility dated June 2, 2004.

        The senior credit facility was increased from $90.0 million to $135.0 million. The $135.0 million revolving credit facility will expire on June 29, 2011. The credit facility includes a letter of credit sub-facility with a sublimit of $50.0 million and a swing line sub-facility with a sublimit of $10.0 million.

        The revolving credit facility bears interest, at our option, at either (1) LIBOR plus the applicable LIBOR Margin ranging between 1.50% and 2.25% depending on the ratio of our total funded indebtedness to our EBITDA from time to time ("Total Debt Ratio") or (2) the Base Rate (as defined below) plus the applicable Base Rate Margin ranging between 0.00% and 0.75% depending on our Total Debt Ratio. We may elect interest periods of one, two, three or six months for LIBOR based borrowings. The Base Rate is the greater of (i) the rate publicly announced from time to time by Bank of America, N.A. as its "prime rate", or (ii) the overnight federal funds rate plus 0.50%.

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

        At December 31, 2007, we had $21.3 million letters of credit outstanding under the senior credit facility, borrowings against the senior credit facility aggregated $74.2 million and we had $39.5 million available under the senior credit facility.

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

        To meet this objective, we entered into two interest rate cap transactions with LaSalle Bank, N.A. ("LaSalle") in 2005, allowing us to continue to take advantage of LIBOR based pricing under our Credit Agreement while hedging our interest rate exposure on a portion of our borrowings under the Credit Agreement ("Rate Cap Transactions"). Under each Rate Cap Transaction, we received payments from LaSalle at the end of each quarterly period to the extent that the prevailing three month LIBOR during that period exceeded our cap rate. The first Rate Cap Transaction capped our LIBOR rate on a $30.0 million principal balance at 2.5% for a total of 18 months, which matured on July 12, 2006, and for which we recognized a gain of $0.3 million over the life of the cap. For the years ended December 31, 2006 and 2005, we recognized a gain of $0.2 million and $0.1 million, respectively, both of which were reported as a reduction of interest expense in the Consolidated Statement of Income. The second Rate Cap Transaction capped our LIBOR rate on a $15.0 million principal balance at 2.5% for a total of nine months, which matured on October 12, 2005, and for which we recognized a gain of $18 thousand that was reported as a reduction of interest expense in the Consolidated Statement of Income for the year ended December 31, 2005. Each Rate Cap Transaction began as of January 12, 2005 and settled each quarter on a date that coincided with our quarterly interest payment dates under the Credit Agreement.

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

        At December 31, 2007, the fair value of the $50.0 million Rate Cap Transaction was immaterial. At December 31, 2006, the Rate Cap Transaction was reported at its fair value of $0.1 million and is included in prepaid expenses and other assets on the consolidated balance sheet. Total changes in the fair value of the Rate Cap Transaction as of December 31, 2007 are $0.3 million, of which $0.1 million has been reflected in accumulated other comprehensive income, net of tax, on the consolidated balance sheet. $0.1 million and $42 thousand of this change has been recorded as an increase of interest expense in the consolidated statement of income for the years ended December 31, 2007 and 2006, respectively.

        We do not enter into derivative instruments for any purpose other than cash flow hedging purposes.

Stock Repurchases

        In March 2007, the Board of Directors authorized us to repurchase shares of our common stock, on the open market or through private purchases, up to $20.0 million in aggregate.

        During the first quarter of 2007 we repurchased 95,278 shares at an average price of $17.57 per share, including average commissions of $0.01 per share, on the open market. Our majority shareholder sold to us 100,000 shares in the first quarter at an average price of $17.56 per share. The total value of the first quarter transactions was $3.4 million. All treasury shares were retired in March 2007.

        During the second quarter of 2007 we repurchased 175,600 shares at an average price of $18.33 per share, including average commissions of $0.01 per share, on the open market. Our majority shareholder sold to us 182,808 shares in the second quarter at an average price of $18.32 per share. The total value of the second quarter transactions was $6.6 million. All treasury shares were retired during the second quarter.

        During the third quarter of 2007 we repurchased 135,756 shares at an average price of $18.14 per share, including average commissions of $0.01 per share, on the open market. Our majority shareholder sold to us 139,772 shares in the third quarter at an average price of $18.13 per share. The total value of the third quarter transactions was $5.0 million. 215,012 shares were retired in September 2007 and the remaining 60,516 shares were retired in October 2007.

        In December 2007, the Board of Directors authorized us to repurchase shares of our common stock, on the open market or through private purchase, up to an additional $25.0 million in aggregate.

        During the fourth quarter of 2007 we repurchased 74,052 shares at an average price of $20.43 per share, including average commissions of $0.01 per share, on the open market, and our majority shareholder agreed in each case to sell shares equal to its pro-rata ownership of 76,106 shares at an average price of $20.42 per share. In addition, we repurchased 167,544 shares at an averge price of $24.22 per share, including average commission of $0.01 per share, on the open market. The total value of the fourth quarter transactions was $7.1 million. 269,228 shares were retired during the fourth quarter of 2007 and the remaining 48,474 shares were held as treasury stock and retired during the first quarter of 2008.

        On February 23, 2006, the Board of Directors authorized us to repurchase shares of our common stock, on the open market or through private purchases, for a value not to exceed $7.5 million. During the first quarter of 2006, we repurchased 240,600 shares at an average price of $12.47 per share on the open market with a total value of approximately $3.0 million. These shares were retired in March 2006.

        During the second quarter of 2006 we repurchased 209,938 shares at an average price of $14.28 per share on the open market. The total value of the transactions was approximately $3.0 million. These shares were retired in July 2006.

        There were no repurchases in the third quarter of 2006.

        In October 2006, the Board of Directors increased the authorization to repurchase shares of our common stock, on the open market or through private purchases, to $20.0 million. We repurchased certain shares in open market transactions from time to time and our majority shareholder agreed in each case to sell shares equal to its pro-rata ownership at the same price paid by us in each open market purchase. During the fourth quarter of 2006 we repurchased 360,102 shares at an average price of $18.96 per share, including average commissions of $0.01 per share, on the open market. Our majority shareholder sold to us 379,192 shares in the fourth quarter at an average price of $18.95 per share. The total value of the fourth quarter transactions was $14.0 million. 707,094 shares were retired in December 2006 and the remaining 32,200 shares were held as treasury stock and retired in January 2007. The fourth quarter purchases completed the increased repurchase program authorized by the Board of Directors in October 2006.

Letters of Credit

        At December 31, 2007, we have provided letters of credit totaling $18.9 million to our casualty insurance carriers to collateralize our casualty insurance program.

        As of December 31, 2007, we provided $2.4 million in letters of credit to collateralize other obligations.

Deficiency Payments

        Pursuant to our obligations with respect to the parking garage operations at Bradley International Airport, we are required to make certain payments for the benefit of the State of Connecticut and for holders of special facility revenue bonds. The deficiency payments represent contingent interest bearing advances to the trustee to cover operating cash flow requirements. The payments, if any, are recorded as a receivable by us for which we are reimbursed from time to time as provided in the trust agreement. As of December 31, 2007 we have advanced to the trustee $4.1 million, net of reimbursements. We believe these advances to be fully recoverable and therefore have not recorded a valuation allowance for them. We do not guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.

        We received repayments (net of deficiency payments) of $0.2 million in the year ended December 31, 2007 compared to $0.6 million in the year ended December 31, 2006. In addition, we received $0.4 million as payment for interest and premium income in the year ended December 31, 2007 compared to $0.7million in the year ended December 31, 2006. (See Note O to our consolidated financial statements)

Capital Leases

        We incurred $30 thousand in new capital lease obligations for the year ended December 31, 2007, compared to $3.6 million for the year ended December 31, 2006.

Lease Commitments

        We have minimum lease commitments of $30.5 million for fiscal 2008. The leased properties generate sufficient cash flow to meet the base rent payment.

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

Net Cash Provided by Operating Activities

        Net cash provided by operating activities totaled $36.3 million for 2007, compared to $28.8 million for 2006. Cash provided during 2007 included $30.9 million from operations, a net increase in operating assets and liabilities of $5.3 million due primarily to an increase in accounts payable of $9.4 million, an increase in other liabilities of $1.3 million, which was partially offset by a decrease of $2.7 million in accounts receivable, a decrease of $2.2 million in other assets and a decrease of $0.5 million in prepaid expenses.

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

Net Cash Used in Investing Activities

        Net cash used in investing activities totaled $10.7 million in 2007 compared to $2.3 million in 2006. Cash used in investing activities for 2007 included business acquisitions of $6.2 million, capital expenditures of $4.5 million for capital investments needed to secure and/or extend leased facilities, investment in information system enhancements and infrastructure and $0.1 million for contingent payments on previously acquired contracts, which was partially offset by $0.1 million of proceeds from the sale of assets.

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

Net Cash Used in Financing Activities

        Net cash used in financing activities totaled $25.5 million in 2007 compared to $29.3 million in 2006. Cash used in financing activities for 2007 included $22.1 million to repurchase our common stock, $2.9 million in payments on the senior credit facility, $2.3 million for payments on capital leases, $0.1 million on debt issuance costs and $0.1 million for cash used on other long-term borrowings, which was partially offset by $1.0 million in proceeds from the exercise of stock options and $1.0 million in excess tax benefits related to stock option exercises.

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

Cash and Cash Equivalents

        We had cash and cash equivalents of $8.5 million at December 31, 2007, compared to $8.1 million at December 31, 2006 and $10.8 million at December 31, 2005. The cash balances reflect our ability to utilize funds deposited into our local accounts and which based upon availability, timing of deposits and the subsequent movement of that cash into our corporate accounts may result in significant changes to our cash balances.

Summary Disclosures About Contractual Obligations and Commercial Commitments

        The following summarizes certain of our contractual obligations at December 31, 2007 and the effect such obligations are expected to have on our liquidity and cash flow in future periods. The nature of our business is to manage parking facilities. As a result, we do not have significant short-term purchase obligations.

		Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	($ in thousands)
Long-term debt(1)	$94,909	$5,562	$88,093	$412	$842
Operating leases(2)	94,149	28,515	43,025	14,439	9,170
Capital leases(3)	5,032	1,947	2,033	1,052	—
Other long-term liabilities(4)	24,714	7,547	9,575	1,786	5,806
Letters of credit(5)	21,273	6,370	11,868	624	2,411

Total	$240,077	49,941	$154,594	$18,313	$18,229

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

        In addition we made contingent earnout payments of $0.1 million, $0.3 million and $0.3 million for the years ended 2007, 2006 and 2005, respectively, and we made deficiency payments related to Bradley of $0.7 million, $0.4 million and $0.5 million for the years ended 2007, 2006 and 2005, respectively. No amounts have been included on the above schedule related to those payments for future periods as the amounts, if any, are not presently determinable.

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

Impairment of Long-Lived Assets and Goodwill

        As of December 31, 2007, our net long-lived assets were comprised primarily of $14.7 million of property, equipment and leasehold improvements and $23.4 million of contract and lease rights. In accounting for our long-lived assets, other than goodwill, we apply the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." We account for goodwill and other intangible assets under the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." As of December 31, 2007, we had $119.9 million of goodwill.

        The determination and measurement of an impairment loss under these accounting standards require the significant use of judgment and estimates. The determination of fair value of these assets utilizes cash flow projections that assume certain future revenue and cost levels, assumed discount rates based upon current market conditions and other valuation factors, all of which involve the use of significant judgment and estimation. For the years ended December 31, 2007 and December 31, 2006 we were not required to record any impairment charges related to long-lived assets or to goodwill. Future events may indicate differences from our judgments and estimates which could, in turn, result in impairment charges in the future. Future events that may result in impairment charges include increases in interest rates, which would impact discount rates, unfavorable economic conditions or other factors which could decrease revenues and profitability of existing locations and changes in the cost structure of existing facilities. Factors that could potentially have an unfavorable economic effect on our judgments and estimates include, among others: changes imposed by governmental and regulatory agencies, such as property condemnations and assessment of parking-related taxes; construction or other events that could change traffic patterns; and terrorism or other catastrophic events.

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

Income Taxes

        We use the asset and liability method of SFAS No. 109, Accounting for Income Taxes, to account for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We have certain net operating loss carry forwards which expire between 2019 and 2024. Our ability to fully utilize these net operating losses to offset taxable income is limited due to the change in ownership resulting from the initial public offering (Internal Revenue Code Section 382). We consider a number of factors in our assessment of the recoverability of our net operating loss carryforwards including their expiration dates, the limitations imposed due to the change in ownership as well as future projections of income. Future changes in our operating performance along with these considerations may significantly impact the amount of net operating losses ultimately recovered, and our assessment of their recoverability.

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

        To meet this objective, we entered into two interest rate cap transactions with LaSalle Bank, N.A. ("LaSalle") in 2005, allowing us to continue to take advantage of LIBOR based pricing under our Credit Agreement while hedging our interest rate exposure on a portion of our borrowings under the Credit Agreement ("Rate Cap Transactions"). Under each Rate Cap Transaction, we received payments from LaSalle at the end of each quarterly period to the extent that the prevailing three month LIBOR during that period exceeded our cap rate. The first Rate Cap Transaction capped our LIBOR rate on a $30.0 million principal balance at 2.5% for a total of 18 months, which matured on July 12, 2006, and for which we recognized a gain of $0.3 million over the life of the cap. For the years ended December 31, 2006 and 2005, we recognized a gain of $0.2 million and $0.1 million, respectively, both of which were reported as a reduction of interest expense in the Consolidated Statement of Income. The second Rate Cap Transaction capped our LIBOR rate on a $15.0 million principal balance at 2.5% for a total of nine months, which matured on October 12, 2005, and for which we recognized a gain of $18 thousand that was reported as a reduction of interest expense in the Consolidated Statement of Income for the year ended December 31, 2005. Each Rate Cap Transaction began as of January 12,

2005 and settled each quarter on a date that coincided with our quarterly interest payment dates under the Credit Agreement.

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

        At December 31, 2007, the fair value of the $50.0 million Rate Cap Transaction was immaterial. At December 31, 2006, the Rate Cap Transaction was reported at its fair value of $0.1 million and is included in prepaid expenses and other assets on the consolidated balance sheet. Total changes in the fair value of the Rate Cap Transaction as of December 31, 2007 are $0.3 million, of which $0.1 million has been reflected in accumulated other comprehensive income, net of tax, on the consolidated balance sheet. $0.1 million and $42 thousand of this change has been recorded as an increase of interest expense in the consolidated statement of income for the years ended December 31, 2007 and 2006, respectively.

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

Foreign Currency Risk

        Our exposure to foreign exchange risk is minimal. All foreign investments are denominated in U.S. dollars, with the exception of Canada. We had approximately $1.1 million and $26 thousand of Canadian dollar denominated cash and debt instruments, respectively, at December 31, 2007. We do not hold any hedging instruments related to foreign currency transactions. We monitor foreign currency positions and may enter into certain hedging instruments in the future should we determine that exposure to foreign exchange risk has increased.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements required by this Item are attached to and are hereby incorporated into this Report.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        As of the end of the period covered by this annual report, our chief executive officer, chief financial officer, and corporate controller carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon their evaluation, our chief executive officer, chief financial officer, and corporate controller concluded that our disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to us (including our consolidated subsidiaries) required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

Changes in Internal Controls Over Financial Reporting

        There were no significant changes in our internal controls over financial reporting or any other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of our management, including our chief executive officer, chief financial officer and corporate controller, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework, issued by the Committee on Sponsoring Organization of the Treadway Commission ("COSO Framework"). Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

        The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young, LLP, an independent registered certified public accounting firm, as stated in their attestation report, which is included herein.

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

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information required by this item with respect to our directors and compliance by our directors, executive officers and certain beneficial owners of our common stock with Section 16(a) of the Exchange Act is incorporated by reference to all information under the captions entitled "Board and Corporate Governance Matters" and "Section 16(a) Beneficial Ownership Reporting Compliance" from our Proxy Statement.

Executive Officers of the Registrant

        The following chart names our executive officers of the Company, each of whom is elected by and serves at the pleasure of the Board of Directors. The business experience shown for each officer has been his principal occupation for at least the past five years.

Name	Business Experience	Current Position Held Since	Age
John V. Holten	Mr. Holten has served as a director and our chairman of the board of directors since 1989. Mr. Holten is the sole trustee of The JVH Descendants' 2007 Trust and the sole manager of each of Vinland Industries LLC and Steamboat Industries LLC. Mr. Holten and The JVH Descendants' 2007 Trust are the owners of Vinland Industries LLC, which owns 100% of the membership interest in Steamboat Industries LLC. Vinland Industries LLC was formed in, and Mr. Holten and The JVH Descendants' 2007 Trust acquired their interests therein in, December 2007. Steamboat Industries LLC has been our majority stockholder since May 2004. Mr. Holten has also served as chairman and chief executive officer of AP Holdings, Inc., our parent company until May 2004, since April 1989, and of Steamboat Holdings, Inc., the parent company of AP Holdings, Inc. Mr. Holten has also served as the chairman and chief executive officer of Holberg Incorporated, our indirect parent until March 2001, since 1986. Mr. Holten received his M.B.A. degree from Harvard University in 1982 and graduated from the Norwegian School of Economics and Business Administration in 1980.	1989	51

James A. Wilhelm
	Mr. Wilhelm has served as our president since September 2000, as our chief executive officer and a director since October 2001. Mr. Wilhelm served as executive vice president—operations from March 1998 to September 1999 and he served as senior executive vice president and chief operations officer from September 1999 to August 2000. Mr. Wilhelm joined the predecessors of Standard Parking Corporation in 1985, serving as executive vice president beginning in January 1998. Prior to March 1998, Mr. Wilhelm was responsible for managing the Midwest and Western Regions, which included parking facilities in Chicago and sixteen other cities throughout the United States and Canada. Mr. Wilhelm received his B.A. degree from Northeastern Illinois University in 1976.	2001	54
G. Marc Baumann
	Mr. Baumann has served as our executive vice president, chief financial officer and treasurer since October 2000. Mr. Baumann has also served as treasurer of AP Holdings, Inc. from October 2000 to April 2004. Prior to his appointment as our chief financial officer, Mr. Baumann was chief financial officer for Warburtons Ltd. in Bolton, England from January 1993 to October 2000. Mr. Baumann is a certified public accountant and a member of both the American Institute of Certified Public Accountants and the Illinois CPA Society. He received his B.S. degree in 1977 from Northwestern University and his M.B.A. degree from the Kellogg School of Management at Northwestern University in 1979.	2000	52
Thomas L. Hagerman	Mr. Hagerman has served as our executive vice president and chief operating officer since October 2007. He also served as our executive vice president—operations from July 2004 through September 2007 and as a senior vice president from March 1998 through June 2004. He received his B.A. degree in marketing from The Ohio State University in 1984, and a B.A. degree in business administration and finance from Almeda University in 2004.	2007	47
John Ricchiuto	Mr. Ricchiuto has served as our executive vice president-operations since December 2002. Mr. Ricchiuto joined APCOA, Inc. in 1980 as a management trainee. He served as vice president—Airport Properties Central from 1993 until 1994 and as senior vice president—Airport Properties Central and Eastern United States from 1994 until 2002. Mr. Ricchiuto received his B.S. degree from Bowling Green University in 1979.	2002	51

Robert N. Sacks
	Mr. Sacks has served as our executive vice president—general counsel and secretary since March 1998. Mr. Sacks joined APCOA, Inc. in 1988, and served as general counsel and secretary since 1988, as vice president, secretary, and general counsel from 1989, and as senior vice president, secretary and general counsel from 1997 to March 1998. Mr. Sacks has also served as secretary of AP Holdings, Inc. from 1989 to April 2004. Mr. Sacks received his B.A. degree, cum laude, from Northwestern University in 1976 and, in 1979, received his J.D. degree from Suffolk University where he was a member of the Suffolk University Law Review.	1998	55
Edward E. Simmons	Mr. Simmons has served as executive vice president—operations since August 1999 and as senior vice president-operations from May 1998 to July 1999. Prior to joining our company, Mr. Simmons was president, chief executive officer and co-founder of Executive Parking, Inc. Mr. Simmons is currently a board member of the National Parking Association and the International Parking Institute. Mr. Simmons is a past executive board member of the Parking Association of California.	1999	58
Steven A. Warshauer	Mr. Warshauer has served as our executive vice president—operations since March 1998. Mr. Warshauer joined the Standard Companies in 1982, initially serving as vice president, then becoming senior vice president. Mr. Warshauer received his B.S. Degree from the University of Northern Colorado in 1976 with a major in Accounting.	1998	53
Michael K. Wolf	Mr. Wolf has served as our executive vice president—chief administrative officer and associate general counsel since March 1998. Mr. Wolf served as senior vice president and general counsel of the Standard Parking from 1990 to January 1998 and executive vice president of Standard Parking since 1998. Mr. Wolf received his B.A. degree in 1971 from the University of Pennsylvania and in 1974 received his J.D. degree from Washington University, where he served as an editor of the Washington University Law Quarterly and was elected to the Order of the Coif.	1998	58

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to all information under the caption entitled "Compensation Discussion and Analysis," "Compensation Committee Report," "Executive Compensation," and "Director Compensation," included in our Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is incorporated by reference to all information under the caption entitled "Security Ownership-Beneficial Ownership of Directors and Executive Officers" and "Security Ownership-Beneficial Ownership of More Than Five Percent of Common Stock included in our Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated by reference to all information under the caption "Transactions with Related Persons and Control Persons" and "Board and Corporate Governance Matters" included in our Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated by reference to all information under the caption "Audit Committee Disclosure" included in our Proxy Statement.

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
3.1
Second Amended and Restated Certificate of Incorporation of the Company filed on June 2, 2004 (incorporated by reference to exhibit 3.1 of the Company's Current Report on Form 8-K filed on June 16, 2004).
3.1.1*	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company effective as of January 7, 2008.
3.2	Second Amended and Restated By-Laws of the Company effective as of September 1, 2007 (incorporated by reference to exhibit 3.1 of the Company's Current Report on Form 8-K filed on September 5, 2007).
4.1	Specimen common stock certificate (incorporated by reference to exhibit 4.1 of Amendment No. 2 to the Company's Registration Statement on Form S-1, File No. 333-112652, filed on May 18, 2004).
10.1
Amended and Restated Credit Agreement dated June 29, 2006 among the Company, various financial institutions, Bank of America, N.A. and LaSalle Bank National Association (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K filed on June 30, 2006).
10.1.1
First Amendment to the Amended and Restated Credit Agreement dated as of October 29, 2007 (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K filed on October 30, 2007).
10.2
Rate Cap Transaction Agreement dated August 1, 2006 between the Company and LaSalle Bank National Association (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K filed on August 4, 2006).

10.3
Consulting Agreement dated May 15, 2006 by and among the Company, D&E Parking, Inc. and Dale G. Stark (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 17, 2006).
10.4
Employment Agreement dated as of March 30, 1998 between the Company and Myron C. Warshauer (incorporated by reference to exhibit 10.6 of the Company's Registration Statement on Form S-4, File No. 333-50437, filed on April 17, 1998).
10.4.1
First Amendment to Employment Agreement dated July 7, 2003 between the Company and Myron C. Warshauer (incorporated by reference to exhibit 10.4.1 of the Company's Annual Report on Form 10-K filed for December 31, 2004).
10.4.2
Amendment to Employment Agreement dated as of May 10, 2004 between the Company and Myron C. Warshauer (incorporated by reference to exhibit 10.4.2 of the Company's Annual Report on Form 10-K filed for December 31, 2004).
10.5
Employment Agreement dated as of March 26, 1998 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.12 of the Company's Registration Statement on Form S-4, File No. 333-50437, filed on April 17, 1998).
10.5.1
Amendment to Employment Agreement dated as of June 19, 2000 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.5.1 of the Company's Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).
10.5.2
Second Amendment to Employment Agreement dated as of December 6, 2000, between the Company and Michael K. Wolf, (incorporated by reference to exhibit 10.22 to the Company's Annual Report on Form 10-K filed for December 31, 2000).
10.5.3
Third Amendment to Employment Agreement dated April 1, 2002 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.19.3 to the Company's Annual Report on Form 10-K filed for December 31, 2002).
10.5.4
Fourth Amendment to Employment Agreement dated December 31, 2003 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.5.4 of the Company's Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).
10.6
Executive Employment Agreement including Deferred Compensation Agreement dated as of August 1, 1999 between Company and James A. Wilhelm (incorporated by reference to exhibit 10.14 of the Company's Annual Report of Form 10-K filed for December 31, 1999).
10.6.1
First Amendment to Executive Employment Agreement dated as of April 25, 2001 between the Company and James A. Wilhelm (incorporated by reference to exhibit 10.20.1 to the Company's Annual Report on Form 10-K filed for December 31, 2002).
10.6.2
Second Amendment to Executive Employment Agreement dated as of October 19, 2001 between the Company and James A. Wilhelm (incorporated by reference to exhibit 10.33 of the Company's Annual Report on Form 10-K filed for December 31, 2001).
10.6.3
Third Amendment to Executive Employment Agreement dated as of January 31, 2002 between the Company and James A. Wilhelm (incorporated by reference to exhibit 10.34 of the Company's Annual Report on Form 10-K filed for December 31, 2001).
10.6.4
Fourth Amendment to Executive Employment Agreement dated as of April 1, 2003 between the Company and James A. Wilhelm (incorporated by reference to exhibit 10.6.4 of the Company's Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).

10.6.5
Fifth Amendment to Executive Employment Agreement dated as of April 30, 2004 between the Company and James A. Wilhelm (incorporated by reference to exhibit 10.6.5 of Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 333-112652, filed on May 10, 2004).
10.6.6
Sixth Amendment to Executive Employment Agreement dated as of April 1, 2005, between the Company and James A. Wilhelm (incorporated by reference to exhibit 10.4 of the Company's Current Report on Form 8-K filed on March 7, 2005).
10.7	Employment Agreement dated May 18, 1998 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.24 of the Company's Annual Report on Form 10-K filed for December 31, 2001).
10.7.1
First Amendment to Employment Agreement dated as of November 7, 2001 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.25 of the Company's Annual Report on Form 10-K filed for December 31, 2001).
10.7.2
Second Amendment to Employment Agreement dated as of August 1, 2003 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.7.2 of the Company's Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).
10.8
Amended and Restated Executive Employment Agreement dated as of December 1, 2002 between the Company and John Ricchiuto (incorporated by reference to exhibit 10.22.2 of the Company's Annual Report on Form 10-K filed for December 31, 2002).
10.8.1
First Amendment to Amended and Restated Executive Employment Agreement dated as of April 11, 2005, between the Company and John Ricchiuto (incorporated by reference to exhibit 10.3 of the Company's Current Report on Form 8-K filed on March 7, 2005).
10.9
Amended and Restated Employment Agreement dated March 1, 2005, between the Company and Steven A. Warshauer (incorporated by reference to exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 7, 2005).
10.10
Amended and Restated Executive Employment Agreement dated as of May 18, 2006 between the Company and Edward E. Simmons (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 24, 2006).
10.11
Amended and Restated Employment Agreement between the Company and G. Marc Baumann dated as of October 1, 2001 (incorporated by reference to exhibit 10.27 to the Company's Annual Report on Form 10-K filed for December 31, 2001).
10.12
Amended and Restated Executive Employment Agreement dated as of March 1, 2005, between the Company and Thomas L. Hagerman (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K filed on March 7, 2005).
10.12.1
First Amendment to Amended and Restated Executive Employment Agreement dated October 1, 2007 between the Company and Thomas Hagerman (incorporated by reference to exhibit 10.1 to the Company's Quarterly Report on Form 10Q filed for September 30, 2007).
10.13
Long-Term Incentive Plan dated as of May 1, 2004 (incorporated by reference to exhibit 10.12 of Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 333-112652, filed on May 10, 2004).
10.14
Form of Amended and Restated Stock Option Award Agreement between the Company and an optionee (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K filed on November 21, 2005).

10.14.1
Form of First Amendment to the Amended and Restated Stock Option Award Agreement between the Company and an optionee (incorporated by reference to exhibit 10.2 of the Company's Current Report on Form 8-K filed on November 21, 2005).
10.15
Consulting Agreement dated as of October 16, 2001 between the Company and Shoreline Enterprises, LLC (incorporated by reference to exhibit 10.36 of the Company's Annual Report on Form 10-K filed for December 31, 2001).
10.15.1
Amendment to Consulting Agreement dated as of May 10, 2004 between the Company and Shoreline Enterprises, LLC (incorporated by reference to exhibit 10.14.1 of the Company's Annual Report on Form 10-K filed for December 31, 2004).
10.16
Executive Parking Management Agreement dated as of May 1, 1998 by and among the Company, D&E Parking, Edward E. Simmons and Dale G. Stark (incorporated by reference to exhibit 10.32 of the Company's Annual Report on Form 10-K filed for December 31, 2002).
10.16.1
First Amendment to Executive Parking Management Agreement dated as of August 1, 1999 by and among the Company, D&E Parking, Edward E. Simmons and Dale G. Stark (incorporated by reference to exhibit 10.32.1 to the Company's Annual Report on Form 10-K filed for December 31, 2002).
10.17*	Consulting Agreement effective as of May 1, 2007 by and among the Company, D&E Parking, Inc. and Dale G. Stark.
10.18
Property Management Agreement dated as of September 1, 2003 between the Company and Paxton Plaza, LLC (incorporated by reference to exhibit 10.19 of the Company's Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).
10.19
Property Management Agreement dated as of September 1, 2003 between the Company and Infinity Equities, LLC (incorporated by reference to exhibit 10.20 of the Company's Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).
10.20
Agreement of Lease dated as of June 4, 1998 between the Company and LaSalle National Bank, as successor trustee to LaSalle National Trust, N.A. as successor trustee to LaSalle National Bank. (incorporated by reference to exhibit 10.21 of the Company's Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).
10.20.1
First Amendment to Agreement of Lease dated as of May 1, 1999 between the Company and LaSalle National Bank, as successor trustee to LaSalle National Trust, N.A. as successor trustee to LaSalle National Bank (incorporated by reference to exhibit 10.21.1 of the Company's Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).
10.20.2
Second Amendment to Agreement of Lease dated as of July 27, 2000 between the Company and LaSalle National Bank, as successor trustee to LaSalle National Trust, N.A. as successor trustee to LaSalle National Bank (incorporated by reference to exhibit 10.21.2 of the Company's Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).
10.20.3
Third Amendment to Agreement of Lease dated as of September 11, 2003 between the Company and LaSalle National Bank, as successor trustee to LaSalle National Trust, N.A. as successor trustee to LaSalle National Bank (incorporated by reference to exhibit 10.21.3 of the Company's Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).

10.21
Employment Agreement dated May 7, 2004 between the Company and John V. Holten (incorporated by reference to exhibit 10.23 of Amendment No. 2 to the Company's Registration Statement on Form S-1, File No. 333-112652, filed on May 18, 2004).
10.21.1
Side Letters dated May 7, 2004 related to the Employment Agreement dated May 7, 2004 between the Company and John V. Holten (incorporated by reference to exhibit 10.23.1 of Amendment No. 2 to the Company's Registration Statement on Form S-1, File No. 333-112652, filed on May 18, 2004).
10.22
Consulting Agreement dated as of March 1, 2004 between the Company and Gunnar E. Klintberg (incorporated by reference to exhibit 10.24 of Amendment No. 1 to the Company's Registration Form S-1, File No. 333-112652, filed on May 10, 2004).
10.22.1
First Amendment to Consulting Agreement dated March 15, 2006 between the Company and Gunnar E. Klintberg (incorporated by reference to exhibit 10.24.1 of the Company's Current Report on Form 8-K filed on March 16, 2006).
10.23
Form of Registration Rights Agreement dated as of May 27, 2004 between the Company and Steamboat Industries LLC (incorporated by reference to exhibit 10. 26 of Amendment No. 3 to the Company's Registration Statement on Form S-1, File No. 333-112652, filed on May 24, 2004).
10.24
Stock Repurchase Agreement dated as of December 31, 2007, by and between the Company and Steamboat Industries LLC (incorporated by reference to exhibit 10.1 of the Company's Current Report on form 8-K filed on January 3, 2008).
10.25	Form of Property Management Agreement (incorporated by reference to exhibit 10.30 of the Company's Annual Report on Form 10-K filed on March 10, 2006).
14.1	Code of Ethics (incorporated by reference to exhibit 14.1 of the Company's Annual Report on Form 10-K for December 31, 2002).
21.1*	Subsidiaries of the Company
23*	Consent of Independent Registered Public Accounting Firm dated as of March 12, 2008.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by James A. Wilhelm.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by G. Marc Baumann.
31.3*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Daniel R. Meyer.
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by James A. Wilhelm, G. Marc Baumann and Daniel R. Meyer.

*
Filed herewith.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Standard Parking Corporation

        We have audited Standard Parking Corporation's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Standard Parking Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Form 10-K. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Standard Parking Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Standard Parking Corporation as of December 31, 2007, and 2006, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2007, and our report dated March 12, 2008 expressed an unqualified opinion thereon.

                      /s/ ERNST & YOUNG LLP

Chicago, Illinois
March 12, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Standard Parking Corporation

        We have audited the accompanying consolidated balance sheets of Standard Parking Corporation (Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Standard Parking Corporation at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects to the information set fort therein.

        As discussed in Note H to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" and as discussed in Note R to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment".

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Standard Parking Corporation's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2008, expressed an unqualified opinion thereon.

                      /s/ ERNST & YOUNG LLP

Chicago, Illinois
March 12, 2008

STANDARD PARKING CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share data)

	December 31
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$8,466	$8,058
Notes and accounts receivable, net	42,706	40,003
Prepaid expenses and supplies	2,765	2,221
Deferred taxes	6,247	8,290

Total current assets	60,184	58,572
Leasehold improvements, equipment and construction in progress, net	15,695	15,561
Other assets:
Advances and deposits	1,382	1,493
Long-term receivables, net	4,854	5,131
Intangible and other assets, net	4,350	3,105
Cost of contracts, net	7,688	1,341
Goodwill	119,890	119,078
Deferred taxes	1,345	8,247

	139,509	138,395

Total assets	$215,388	$212,528

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$42,941	$33,167
Accrued rent	5,438	5,168
Compensation and payroll withholdings	10,017	9,132
Property, payroll and other taxes	2,137	1,956
Accrued insurance	6,949	3,390
Accrued expenses	8,654	9,441
Current portion of obligations under credit agreements and other	139	205
Current portion of capital lease obligations	1,799	2,561

Total current liabilities	78,074	65,020
Long-term borrowings, excluding current portion:
Obligations under credit agreements	74,150	77,050
Capital lease obligations	2,850	4,288
Other	1,425	1,561

	78,425	82,899
Other long-term liabilities	19,550	23,356
Stockholders' equity(1):
Common stock, par value $.001 per share; 21,300,000 shares authorized; 18,371,308 and 19,243,598 shares issued and outstanding as of December 31, 2007, and 2006, respectively	18	19
Additional paid-in capital	150,520	169,624
Accumulated other comprehensive income	482	139
Treasury stock, at cost, 48,474 and 32,200 shares as of December 31, 2007 and 2006, respectively	(1,172)	(647)
Accumulated deficit	(110,509)	(127,882)

Total stockholders' equity	39,339	41,253

Total liabilities and stockholders' equity	$215,388	$212,528

(1)
Adjusted to reflect the effect of the 2-for-1 stock split in January 2008. See Note A-Stock Split for additional information.

See Notes to Consolidated Financial Statements.

STANDARD PARKING CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for share and per share data)

	Years Ended December 31,
	2007	2006	2005
Parking services revenue:
Lease contracts	$145,327	$153,336	$154,099
Management contracts	122,130	106,554	93,876
Reimbursed management contract expense	356,782	346,055	338,679

Total revenue	624,239	605,945	586,654
Costs and expenses:
Cost of parking services:
Lease contracts	129,550	139,043	141,037
Management contracts	52,244	44,990	37,101
Reimbursed management contract expense	356,782	346,055	338,679

Total cost of parking services	538,576	530,088	516,817
Gross profit:
Lease contracts	15,777	14,293	13,062
Management contracts	69,886	61,564	56,775

Total gross profit	85,663	75,857	69,837
General and administrative expenses(1)	44,796	41,228	38,922
Depreciation and amortization	5,335	5,638	6,427
Valuation allowance related to long-term receivables	—	—	900

Total costs and expenses	588,707	576,954	563,066
Operating income	35,532	28,991	23,588
Other expenses (income):
Interest expense	7,056	8,296	9,398
Interest income	(610)	(552)	(841)

	6,446	7,744	8,557
Minority interest	446	376	326

Income before income taxes	28,640	20,871	14,705
Income tax expense (benefit)	11,267	(14,880)	(14)

Net income	$17,373	$35,751	$14,719

Common stock data(2):
Net income per share:
Basic	$0.92	$1.79	$0.72
Diluted	$0.90	$1.75	$0.70
Weighted average shares outstanding:
Basic	18,831,667	19,967,286	20,531,570
Diluted	19,289,076	20,492,520	21,120,830

(1)
Non-cash compensation expense of $463, $480 and $0 for the years ended December 31, 2007, 2006 and 2005, respectively, is included in general and administrative expenses.

(2)
Share and per share amounts have been retroactively adjusted for the effect of the 2-for-1 stock split in January 2008. See Note A Stock Split for additional information.

See Notes to Consolidated Financial Statements.

STANDARD PARKING CORPORATION

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' (DEFICIT) EQUITY

(in thousands, except for share and per share data)

	Common Stock(1)		Treasury Stock(1)
	Number of Shares	Par Value	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
Balance (deficit) at December 31, 2004	10,487,003	$10	—	$—	$193,565	$116	$(178,352)	$15,339
Common stock issued in January 2008 2-for-1 stock split	10,487,003	10			(10)	—	—	—

Balance (deficit) at December 31, 2004	20,974,006	$20	—	—	$193,555	$116	$(178,352)	$15,339
Net income							14,719	14,719
Foreign currency translation adjustments						176		176
Revaluation of interest rate cap						127		127

Comprehensive income								15,022
Repurchase and retirement of common stock	(723,408)	—			(5,963)			(5,963)
Proceeds from exercise of stock options	2,366	—			14			14

Balance (deficit) at December 31, 2005	20,252,964	$20	—	—	$187,606	$419	$(163,633)	$24,412
Net income							35,751	35,751
Foreign currency translation adjustments						11		11
Revaluation of interest rate cap						(291)		(291)

Comprehensive income								35,471
Repurchase and retirement of common stock	(1,157,632)	(1)			(19,362)			(19,363)
Repurchase of common stock			32,200	(647)				(647)
Proceeds from exercise of stock options	148,266	—			506			506
Non-cash stock-based compensation expense					480			480
Tax benefit from exercise of stock options					394			394

Balance (deficit) at December 31, 2006	19,243,598	$19	32,200	$(647)	$169,624	$139	$(127,882)	$41,253
Net income							17,373	17,373
Foreign currency translation adjustments						272		272
Revaluation of interest rate cap						71		71

Comprehensive income								17,716
Repurchase and retirement of common stock	(1,130,642)	(1)	(32,200)	647	(21,593)			(20,947)
Repurchase of common stock			48,474	(1,172)				(1,172)
Proceeds from exercise of stock options	228,654	—			996			996
Issuance of restricted stock	25,849	—						—
Common stock issued under the long-term incentive plan	3,849	—			74			74
Stock-based compensation related to restricted stock					107			107
Non-cash stock-based compensation expense					282			282
Tax benefit from exercise of stock options					1,030			1,030

Balance (deficit) at December 31, 2007	18,371,308	$18	48,474	$(1,172)	$150,520	$482	$(110,509)	$39,339

(1)
Adjusted to reflect the effect of the 2-for-1 stock split in January 2008. See Note A for additional information.

See Notes to Consolidated Financial Statements.

STANDARD PARKING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except for share and per share data)

	Year Ended December 31,
	2007	2006	2005
Operating activities
Net income	$17,373	$35,751	$14,719
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	5,187	5,270	5,782
(Gain) loss on sale of assets	(474)	368	645
Amortization of debt issuance costs	275	525	764
Amortization of carrying value in excess of principal	—	(109)	(179)
Non-cash stock-based compensation	463	480	—
Valuation allowance related to long term receivables	—	—	900
Write off of debt issuance costs	—	416	—
Write off of carrying value in excess of principal related to the 9 1/4% senior subordinated notes	—	(352)	—
Provision (reversal) for losses on accounts receivable	202	(181)	533
Excess tax benefit related to stock option exercises	(1,030)	—	—
Deferred income taxes	8,945	(15,743)	(400)
Changes in operating assets and liabilities:
Notes and accounts receivable	(2,682)	707	(5,168)
Prepaid assets	(473)	(296)	240
Other assets	(2,171)	(145)	358
Accounts payable	9,389	1,993	5,068
Accrued liabilities	1,269	122	8,092

Net cash provided by operating activities	36,273	28,806	31,354
Investing activities
Purchase of leasehold improvements and equipment	(4,517)	(2,162)	(4,762)
Proceeds from the sale of assets	165	213	29
Acquisitions	(6,202)	—	—
Contingent purchase payments	(102)	(301)	(316)

Net cash used in investing activities	(10,656)	(2,250)	(5,049)
Financing activities
Proceeds from exercise of stock options	996	506	14
Repurchase of common stock	(22,119)	(20,010)	(5,963)
Repurchase Series D convertible redeemable preferred stock	—	(1)	—
Proceeds from long-term borrowings	—	—	360
(Payments on) proceeds from senior credit facility	(2,900)	43,450	(16,400)
Payments on long-term borrowings	(130)	(383)	(213)
Payments on joint venture borrowings	—	(758)	(618)
Payments of debt issuance costs	(73)	(737)	(126)
Payments on capital leases	(2,285)	(2,477)	(3,118)
Tax benefit related to stock option exercise	1,030	—	—
Repurchase 9 1/4% senior subordinated notes	—	(48,877)	—

Net cash used in financing activities	(25,481)	(29,287)	(26,064)
Effect of exchange rate changes on cash and cash equivalents	272	12	176

Increase (decrease) in cash and cash equivalents	408	(2,719)	417
Cash and cash equivalents at beginning of year	8,058	10,777	10,360

Cash and cash equivalents at end of year	$8,466	$8,058	$10,777

Cash paid for:
Interest	$7,240	$9,303	$8,670
Income taxes	1,145	572	400
Supplemental disclosures of non-cash activity:
Debt issued for capital lease obligations	$30	$3,631	$2,644

See Notes to Consolidated Financial Statements.

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

(In thousands except share and per share data)

Note A. Significant Accounting Policies

        Standard Parking Corporation ("Standard" or "the Company"), and its subsidiaries and affiliates manage, operate and develop parking properties throughout the United States and Canada. The Company is a majority-owned subsidiary of Steamboat Industries LLC. The Company provides on-site management services at multi-level and surface facilities for all major markets of the parking industry. The Company manages approximately 2,100 locations, across the United States and Canada.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and joint ventures in which the Company has more than 50% ownership interest. Minority interest recorded in the consolidated statements of income is the joint venture partner's non-controlling interest in consolidated joint ventures. We have interests in twelve joint ventures, each of which operates between one and twenty-two parking facilities. Of the twelve joint ventures, nine are majority owned by us and are consolidated into our financial statements, and three are single purpose entities where we have a 50% interest or a minority interest. Investments in joint ventures where the Company has a 50% or less non-controlling ownership interest are accounted for under the equity method. All significant intercompany profits, transactions and balances have been eliminated in consolidation.

Variable Interest Entities

Equity	Commencement of Operations	Nature of Activities	% Ownership	Locations
Other Investments in VIE's	Dec 91—March 05	Management of parking lots, shuttle operations and parking meters	50.0%	Various states

        The existing three VIE's in which we have a variable interest are not consolidated into our financial statements because we are not the primary beneficiary.

Parking Revenue

        The Company's revenues are primarily derived from leased locations, managed properties and the providing of ancillary services, such as accounting, equipment leasing, payments received for exercising termination rights, consulting development fees, gains on sales of contracts, insurance and other value-added services. In accordance with SEC Staff Accounting Bulletin 104, "Revenue Recognition", revenue is recognized when persuasive evidence of an arrangement exists, the fees are fixed or determinable, collectibility is reasonably assured and as services are provided. The Company recognizes gross receipts (net of taxes collected from customers) as revenue from leased locations, and management fees for parking services, as the related services are provided. Ancillary services are earned from management contract properties and is recorded as revenue as those services are provided. From time to time, the Company also recognizes gains on sales of parking contracts and development fees which are recorded as management contract revenue as those services are provided and/or earned ($622 in 2007 and $0 in 2006 and 2005). Development fees are revenue received from a customer for which we have provided certain consulting services as part of our offerings of ancillary management services. The gains from sales of contracts are for these contracts for which we have no asset basis or

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2007, 2006 and 2005

(In thousands except share and per share data)

Note A. Significant Accounting Policies (Continued)

ownership interest and would be received as part of a formula buy-out in the contract in order for the owner to terminate the contract prior to its expiration.

Cost of Parking Services

        The Company recognizes costs for leases and non-reimbursed costs from managed facilities as cost of parking services. Cost of parking services consists primarily of rent and payroll related costs.

Advertising Costs

        Advertising costs are expensed as incurred and are included in general and administrative expenses. Advertising expenses aggregated $191, $261 and $352 for 2007, 2006 and 2005, respectively.

Stock Based Compensation

        Prior to January 1, 2006, the Company followed Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for the stock options granted to employees and directors. Accordingly, employee and director compensation expense was recognized only for those options whose exercise price was less than fair market value at the measurement date. The Company adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

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

Allowance for Doubtful Accounts

        Accounts receivable, net of the allowance for doubtful accounts, represents our estimate of the amount that ultimately will be realized in cash. Management reviews the adequacy of its allowance for doubtful accounts on an ongoing basis, using historical collection trends, aging of receivables, and a review of specific accounts, and makes adjustments in the allowance as necessary. Changes in economic conditions or other circumstances could have an impact on the collection of existing receivable balances or future allowance considerations. As of December 31, 2007 and 2006, the Company's allowance for doubtful accounts was $3,617 and $3,384, respectively.

Leasehold Improvements and Equipment

        Leasehold improvements and equipment are stated at cost. Equipment is depreciated on the straight-line basis over the estimated useful lives of approximately 5 years on average. Leasehold

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2007, 2006 and 2005

(In thousands except share and per share data)

Note A. Significant Accounting Policies (Continued)

improvements are amortized on the straight-line basis over the terms of the respective leases or the service lives of the improvements, whichever is shorter (average of approximately 7 years). Assets under capital leases are amortized on the straight-line basis over the shorter of the terms of the respective leases or the service lives of the asset and is included in depreciation expense.

Cost of Contracts

        Cost of parking contracts are amortized on a straight-line basis over the weighted average contract life of 7 years at December 31, 2007. Amortization expense was $1,087, $1,138 and $1,149 in 2007, 2006 and 2005, respectively.

Goodwill

        On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, which eliminates the amortization of goodwill and instead requires that goodwill be tested for impairment at least annually. For the year ended December 31, 2007, 2006 and 2005, the Company measured the fair value of its reporting segments using a discounted cash flow model and determined that the fair value of its reporting segments was greater than their book value and therefore no impairment of goodwill existed.

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

Debt Issuance Costs

        The costs of obtaining financing are capitalized and amortized as interest expense over the term of the respective financing using the interest rate method. Debt issuance costs of $885 and $1,087 at December 31, 2007 and 2006, respectively, are included in intangibles and other assets in the consolidated balance sheets and are reflected net of accumulated amortization of $275 and $1,169 at December 31, 2007 and 2006, respectively.

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

Years Ended December 31, 2007, 2006 and 2005

(In thousands except share and per share data)

Note A. Significant Accounting Policies (Continued)

Foreign Currency Translation

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

        To meet this objective, we entered into two interest rate cap transactions with LaSalle Bank, N.A. ("LaSalle") in 2005, allowing us to continue to take advantage of LIBOR based pricing under our Credit Agreement while hedging our interest rate exposure on a portion of our borrowings under the Credit Agreement ("Rate Cap Transactions"). Under each Rate Cap Transaction, we received payments from LaSalle at the end of each quarterly period to the extent that the prevailing three month LIBOR during that period exceeded our cap rate. The first Rate Cap Transaction capped our LIBOR rate on a $30,000 principal balance at 2.5% for a total of 18 months, which matured on July 12, 2006, and for which we recognized a gain of $290 over the life of the cap. For the years ended December 31, 2006 and 2005, we recognized a gain of $152 and $138, respectively, both of which were reported as a reduction of interest expense in the Consolidated Statement of Income. The second Rate Cap Transaction capped our LIBOR rate on a $15,000 principal balance at 2.5% for a total of nine months, which matured on October 12, 2005, and for which we recognized a gain of $18 that was reported as a reduction of interest expense in the Consolidated Statement of Income for the year ended December 31, 2005. Each Rate Cap Transaction began as of January 12, 2005 and settled each quarter on a date that coincided with our quarterly interest payment dates under the Credit Agreement.

        In 2006 we entered into a third interest rate cap transaction with LaSalle, which allows us to limit our exposure on a portion of our borrowings under the Credit Agreement. Under the third Rate Cap Transaction, we receive payments from LaSalle each quarterly period to the extent that the prevailing three month LIBOR during that period exceeds our cap rate of 5.75%. The third Rate Cap Transaction caps our LIBOR interest rate on a notional amount of $50,000 at 5.75% for a total of 36 months. The Rate Cap Transaction began as of August 4, 2006 and settles each quarter on a date that coincides with our quarterly interest payment dates under the Credit Agreement.

        At December 31, 2007, the fair value of the $50,000 Rate Cap Transaction was immaterial. At December 31, 2006, the Rate Cap Transaction was reported at its fair value of $94 and is included in prepaid expenses and other assets on the consolidated balance sheet. Total changes in the fair value of the Rate Cap Transaction as of December 31, 2007 are $300, of which $93 has been reflected in accumulated other comprehensive income, net of tax, on the consolidated balance sheet. $100 and $42

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2007, 2006 and 2005

(In thousands except share and per share data)

Note A. Significant Accounting Policies (Continued)

of this change has been recorded as an increase of interest expense in the consolidated statement of income for the years ended December 31, 2007 and 2006, respectively.

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

Insurance Reserves

        The Company purchases comprehensive liability insurance covering certain claims that occur at parking facilities the Company leases or manages. In addition, the Company purchases umbrella/excess liability coverage. The Company's various liability insurance policies have deductibles of up to $250 that must be met before the insurance companies are required to reimburse the Company for costs incurred relating to covered claims. As a result, the Company is, in effect, self-insured for all claims up to the deductible levels. The Company applies the provisions of SFAS No. 5, Accounting for Contingencies, in determining the timing and amount of expense recognition associated with claims against the Company. The expense recognition is based upon the Company's determination of an unfavorable outcome of a claim being deemed as probable and capable of being reasonably estimated, as defined in SFAS No. 5. This determination requires the use of judgment in both the estimation of probability and the amount to be recognized as an expense. The Company utilizes historical claims experience along with regular input from third party insurance advisors in determining the required level of insurance reserves. Future information regarding historical loss experience may require changes to the level of insurance reserves and could result in increased expense recognition in the future.

Litigation

        The Company is subject to litigation in the normal course of our business. The Company applies the provisions of SFAS No. 5, Accounting for Contingencies, in determining the recognition and measurement of expense recognition associated with legal claims against the Company. Management uses guidance from internal and external legal counsel on the potential outcome of litigation in determining the need to record liabilities for potential losses and the disclosure of pending legal claims. (See Note L).

Recent Accounting Pronouncements

        In September 2006, the FASB issued Statement of Financial Accounting Standards, Fair Value Measurements ("Statement No. 157"). Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2007, 2006 and 2005

(In thousands except share and per share data)

Note A. Significant Accounting Policies (Continued)

the extent that other accounting pronouncements require or permit fair value measurements. The statement emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. Certain requirements of Statement No. 157 are required for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The effective date for other requirements of Statement No. 157 has been deferred for one year by the FASB. The Company does not expect adoption of the sections of Statement No. 157 which are effective for fiscal years beginning after November 15, 2007 to have a material effect on the Company's consolidated financial statements. The Company is currently evaluating the impact of the delayed Sections of Statement No. 157 on its consolidated financial statements, but is not yet in a position to determine the impact of its adoption.

        In December 2007, the FASB issued Statement No. 141 (Revised 2007), Business Combinations ("Statement No. 141R"), effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Statement No. 141R establishes principles and requirements on how an acquirer recognizes and measures in its financial statements identifiable assets acquired, liabilities assumed, noncontrolling interests in the acquiree, goodwill or gain from a bargain purchase and accounting for transaction costs. Additionally, Statement No. 141R determines what information must be disclosed to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company will adopt Statement No. 141R on January 1, 2009.

        In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. ("Statement No. 160") Statement No. 160 requires entities to report noncontrolling (minority) interests as a component of shareholders' equity on the balance sheet; include all earnings of a consolidated subsidiary in consolidated results of operations; and treat all transactions between a parent and its noncontrolling interest as equity transactions provided the parent does not lose control. Statement No. 160 is effective for fiscal years beginning on or after December 15, 2008, must be adopted concurrently with SFAS 141R, and adoption is prospective only; however, presentation and disclosure requirements described above must be applied retrospectively. The Company is currently evaluating the impact that Statement No. 160 will have on its financial statements and disclosures.

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2007, 2006 and 2005

(In thousands except share and per share data)

Note A. Significant Accounting Policies (Continued)

Reclassification

        Certain amounts previously presented in the financial statements of prior periods have been reclassified to conform to current year presentation.

Stock Split

        On December 4, 2007, the board of directors declared a 2-for-1 stock split in the form of a 100% common stock dividend to stockholders of record as of the close of business on January 8, 2008, which was distributed on January 17, 2008. All share and per share data included in the consolidated financial statements and accompanying notes have been adjusted to reflect this stock split.

Note B. Net Income Per Common Share

        In accordance with SFAS No.128, Earnings Per Share ("EPS"), basic net income per share is computed by dividing net income by the weighted daily average number of shares of common stock outstanding during the year. Diluted net income per share is based upon the weighted daily average number of shares of common stock outstanding for the year plus dilutive potential common shares, including stock options using the treasury-stock method.

        A reconciliation of the weighted average basic shares outstanding to the weighted average diluted shares outstanding is as follows:

	Year Ended December 31,
	2007	2006	2005
	(in thousands except for share and per share data)
Net income	$17,373	$35,751	$14,719

Weighted average basic shares outstanding	18,831,667	19,967,286	20,531,570
Effect of dilutive stock options	457,409	525,234	589,260

Weighted average diluted shares outstanding	19,289,076	20,492,520	21,120,830

Net income per share:
Basic	$0.92	$1.79	$0.72
Diluted	$0.90	$1.75	$0.70

        For the year ended December 31, 2007, 25,849 shares of performance based restricted stock were not included in the computation of weighted diluted common share amounts because the number of shares ultimately issued is contingent on the Company's performance goals, which were not achieved as of that date.

        On March 11, 2008 our Board of Directors approved, subject to shareholder approval of the Plan Amendment, an award of 750,000 restricted stock units to senior management, to be made on or about July 1, 2008 under the auspices of the existing Long Term Incentive Plan.

        There are no additional securities that could dilute basic EPS in the future that were not included in the computation of diluted EPS, other than those disclosed.

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2007, 2006 and 2005

(In thousands except share and per share data)

Note C. Leasehold Improvements, Equipment and Construction in Progress, net

        A summary of leasehold improvements, equipment, and construction in progress and related accumulated depreciation and amortization is as follows:

		December 31
	Ranges of Estimated useful life
		2007	2006
Equipment	2-10 years	$30,234	$28,514
Leasehold improvements	Shorter of lease term or economic life up to 10 years	10,082	10,171
Construction in progress		4,129	2,663

		44,445	41,348
Less accumulated depreciation and amortization		(28,750)	(25,787)

Leasehold improvements, equipments and construction in progress, net		$15,695	$15,561

        Depreciation expense was $4,200, $4,481 and $5,206 in 2007, 2006 and 2005, respectively. Depreciation includes losses on abandonments of leasehold improvements and equipment of $148, $368 and $646 in 2007, 2006 and 2005, respectively.

Note D. Cost of Contracts, net

        Cost of contracts represents the contractual rights associated with providing parking services at a managed or leased facility. Cost consists of either capitalized payments made to third parties or the value ascribed to contracts acquired through acquisition. Cost of contracts are amortized over the estimated life of the contracts, including anticipated renewals and terminations.

        The balance of cost of contracts is comprised of the following:

	December 31,
	2007	2006
Cost of Contracts	$39,953	$34,409
Accumulated amortization	(32,265)	(33,068)

Cost of contracts, net	$7,688	$1,341

        Amortization expense related to cost of contracts was $1,087, $1,138, and $1,149 for the years ended December 31, 2007, 2006, and 2005, respectively. The weighted average useful life is 7 years for 2007 and 2006.

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2007, 2006 and 2005

(In thousands except share and per share data)

Note D. Cost of Contracts, net (Continued)

        The expected future amortization of cost of contracts is as follows:

Cost of Contract
2008	$1,420
2009	1,265
2010	1,257
2011	1,161
2012	975
2013 and Thereafter	1,610

Total	$7,688

Note E. Acquisitions

        During the year ended December 31, 2007, the Company completed four acquisitions and purchased certain assets of a valet operation in Seattle, Washington. Consideration for all acquistions was approximately $6,550, ($5,928 paid in cash and $622 through the sale of certain contract rights in a non-cash transaction) with an estimated $1,525 to be paid in the future based upon financial performance compared to forecast. In addition, the Company paid and capitalized $274 in acquisition costs. A summary of the acquisitions follows:

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

        The acquisitions were accounted for using the purchase method of accounting. The purchase price allocations are based on preliminary estimates. These estimates are subject to revision after the Company completes its fair value analysis. The Company financed the acquisitions through additional term borrowings under the senior credit facility and existing cash. The results of operations of these acquisitions are included in the Company's consolidated statement of income from the date of acquisition. None of the acquisitions, either individually or in the aggregate is considered material to the Company.

        As of January 1, 2006, we acquired the Seattle parking operations of Sound Parking. As part of the agreement, all of Sound Parking's operations in Seattle and Bellevue, Washington were assigned to us. Sound Parking operated approximately 55 parking locations and 2 shuttle operations. In conjunction with the acquisition we entered into long-term employment contracts with two of Sound Parking's principals

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2007, 2006 and 2005

(In thousands except share and per share data)

Note F. Borrowing Arrangements

        Long-term borrowings, in order of preference, consist of:

		Amount Outstanding
	Due Date	December 31, 2007	December 31, 2006
		(in thousands)
Senior Credit Facility	June 2011	$74,150	$77,050
Capital lease obligations	Various	4,649	6,849
Obligations on Seller notes and other	Various	1,564	1,766

		80,363	85,665
Less current portion		1,938	2,766

		$78,425	$82,899

Senior Credit Facility

        We entered into an amended and restated senior credit agreement as of June 29, 2006 with Bank of America, N.A. and LaSalle Bank, N.A., as co-administrative agents, Wells Fargo Bank, N.A., as syndication agent and four other lenders. This agreement amended and restated our credit facility dated June 2, 2004.

        The senior credit facility was increased from $90,000 to $135,000. The $135,000 revolving credit facility will expire on June 29, 2011. The revolving credit facility includes a letter of credit sub-facility with a sublimit of $50,000 million and a swing line sub-facility with a sublimit of $10,000.

        The revolving credit facility bears interest, at our option, at either (1) LIBOR plus the applicable LIBOR Margin ranging between 1.50% and 2.25% depending on the ratio of our total funded indebtedness to our EBITDA from time to time ("Total Debt Ratio") or (2) the Base Rate (as defined below) plus the applicable Base Rate Margin ranging between 0.00% and 0.75% depending on our Total Debt Ratio. We may elect interest periods of one, two, three or six months for LIBOR based borrowings. The Base Rate is the greater of (i) the rate publicly announced from time to time by Bank of America, N.A. as its "prime rate", or (ii) the overnight federal funds rate plus 0.50%.

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

        At December 31, 2007 we are in compliance with all of our financial covenants.

        The weighted average interest rate on our Senior Credit Facility at December 31, 2007 and 2006 was 5.4% and 5.9%, respectively. The rate includes all outstanding LIBOR contracts, interest rate cap

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2007, 2006 and 2005

(In thousands except share and per share data)

Note F. Borrowing Arrangements (Continued)

effect and letters of credit. The weighted average interest rate on outstanding borrowings, not including letters of credit, was 6.5% and 7.2% at December 31, 2007 and 2006, respectively.

        At December 31, 2007, we had $21,273 of letters of credit outstanding under the senior credit facility, borrowings against the senior credit facility aggregated $74,150, and we had $39,577 available under the senior credit facility.

        We have entered into various financing agreements, which were used for the purchase of equipment.

Note G. Accumulated Other Comprehensive Income

        The components of accumulated other comprehensive income, net of tax, are as follows:

	2007	2006
Revaluation of interest rate cap	$(93)	$(164)
Effect of foreign currency translation	575	303

Total	$482	$139

Note H. Income Taxes

        The components of income tax expense (benefit) for the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
Current provision:
U.S. federal	$901	$298	$173
Foreign	497	374	201
State	1,007	191	12

Total current	2,405	863	386
Deferred provision (benefit):
U.S. federal	8,018	(14,152)	(359)
Foreign	—	—	—
State	844	(1,591)	(41)

Total deferred	8,862	(15,743)	(400)
Income tax expense (benefit)	$11,267	$(14,880)	$(14)

        Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2007, 2006 and 2005

(In thousands except share and per share data)

Note H. Income Taxes (Continued)

purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2007 and 2006 are as follows:

	2007	2006
	(in thousands)
Deferred tax assets:
Net operating loss carry forwards	$12,782	$18,916
Accrued expenses	6,871	8,115
Accrued compensation	3,367	3,369
Tax credit carry forwards	1,649	906
Book over tax depreciation and amortization	1,114	922
Accrued lease obligations	211	265

Gross deferred tax assets	25,994	32,493
Less: valuation allowance	(608)	(569)

Total deferred tax asset	25,386	31,924

Deferred tax liabilities:
Undistributed Foreign Earnings	(646)	(686)
Tax over book goodwill amortization	(17,148)	(14,701)

Total deferred tax liabilities	(17,794)	(15,387)

Net deferred tax assets	$7,592	$16,537

        Amounts recognized on the balance sheet consist of:

	2007	2006
	(in thousands)
Deferred tax asset, current	$6,247	$8,290
Deferred tax asset, long term	1,345	8,247

Net deferred tax assets	$7,592	$16,537

        SFAS No. 109, Accounting for Income Taxes requires that we assess the realizability of deferred tax assets at each reporting period. These assessments generally consider several factors including the reversal of existing temporary differences, projected future taxable income, and potential tax planning strategies. We have valuation allowances totaling $608 and $569 at December 31, 2007 and 2006, respectively, related to our state net operating loss carryforwards (NOL's) that we believe are not likely to be realized based upon our estimates of future state taxable income, limitations of the use of our state NOL's, and the carryforward life over which the state tax benefit will be realized.

        At December 31, 2007 the Company had $31,249 of gross federal net operating loss (NOLs) carryforwards, which will expire in the years 2019 through 2024, and $1,844 of tax effected state net operating loss (NOL's) carryforwards which will expire 2008 through 2027. As a result of the initial

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2007, 2006 and 2005

(In thousands except share and per share data)

Note H. Income Taxes (Continued)

public offering completed in June of 2004, an ownership change occurred under internal Revenue Code Section 382 which limits our ability to use pre-change NOLs to reduce future taxable income.

        In previous years, the Company had treated its investment in its Canadian subsidiary as permanently reinvested under APB 23. Based on its future investment plans, the Company has determined that its investment in Canada is no longer permanent in duration and has provided for taxes on its undistributed Canadian earnings since 2005.

        A reconciliation of the Company's reported income tax provision (benefit) to the amount computed by multiplying book income/(loss) before income taxes by the statutory United States federal income tax rate is as follows:

	2007	2006	2005
Tax at statutory rate	$10,024	$7,305	$5,147
Foreign Dividend and repatriation of foreign earnings	268	295	535
Permanent Differences	484	311	(88)
State taxes, net of federal benefit	1,459	987	8
Effect of foreign tax rates	40	25	4
Recognition of tax credits	(1,047)	(223)	—
Other	—	344	—

	11,228	9,044	5,606
Change in valuation allowance	39	(23,924)	5,620

Income tax expense (benefit)	$11,267	$(14,880)	$(14)

        Income taxes paid in aggregate to United States federal, state and Canadian tax authorities was $1,145, $572 and $400 in 2007, 2006 and 2005, respectively.

        In July 2006, FASB issued Statement of Financial Accounting Standards Interpretation No. 48 ("FIN 48"). Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes potential interest and penalities related to uncertain tax positions, if any, in income tax expense. Upon adoption as of January 1, 2007, the Company completed a detailed analysis of its tax positions and determined that the implementation of FIN 48 did not have an impact on the Company's financial position or results from operations. As of December 31, 2007, the Company has not identified any tax positions that would have a material impact on the Company's financial position.

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2007, 2006 and 2005

(In thousands except share and per share data)

Note H. Income Taxes (Continued)

        The tax years that remain subject to examination for the Company's major tax jurisdictions at December 31, 2007 are shown below:

2004 - 2006	United States—federal income tax
2002 - 2006	United States—state and local income tax
2003 - 2006	Canada

Note I. Benefit Plans

        The Company offers deferred compensation arrangements for certain key executives and sponsors an employees' savings and retirement plan in which certain employees are eligible to participate. Subject to their continued employment by the Company, certain employees offered supplemental pension arrangements will receive a defined monthly benefit upon attaining age 65. At December 31, 2007 and 2006, the Company has accrued $2,925 and $2,883, respectively, representing the present value of the future benefit payments. Expenses related to these plans amounted to $171, $182, and $172 in 2007, 2006 and 2005, respectively.

        Participants in the savings and retirement plan may elect to contribute a portion of their compensation to the plan. The Company, contributes an amount in cash or other property as required by the plan. Expenses related to these plans amounted to $919, $808, and $782 in 2007, 2006 and 2005, respectively.

        The company also offers a non-qualified deferred compensation plan. This plan allows certain employees to defer a portion of their compensation, limited to a maximum of $50 per year, to be paid to the participants upon retirement. To support the non-qualified deferred compensation plan, the company has elected to purchase company owned life insurance ("COLI") policies on certain plan participants. The cash surrender value of the COLI policies is designed to provide a source for funding the accrued liability. As of December 31, 2007 the cash surrender value of the COLI policies is $717 and is included in intangible and other assets, net on the consolidated balance sheet. The liability for the non-qualified deferred compensation plan is included in other long-term liabilities and was $1,148 as of December 31, 2007. As of December 31, 2007, the plan also included restricted cash of $438 and is included in intangible and other assets, net on the consolidated balance sheet.

        The Company also contributes to two multi-employer defined contribution and seven multi-employer defined benefit plans which cover certain union employees. Expenses related to these plans were $374, $418 and $500 in 2007, 2006 and 2005, respectively.

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2007, 2006 and 2005

(In thousands except share and per share data)

Note J. Leases and Contingencies

        The Company operates parking facilities under operating leases expiring on various dates, generally prior to 2018. Certain of the leases contain options to renew at the Company's discretion.

        Total future annual rent expense is not determinable due to the application of percentage factors based on revenues. At December 31, 2007, the Company's minimum rental commitments, excluding contingent rent provisions under all non-cancelable leases, are as follows:

2008(1)	$28,515
2009	18,015
2010	13,521
2011	11,489
2012	9,803
2013 and thereafter,	13,806

$94,149

(1)
$9,624 is included in 2008's minimum commitments for leases that expire in less than one year.

        Rent expense, including contingent rents, was $104,032, $109,597 and $108,721 in 2007, 2006 and 2005, respectively.

        Contingent rent expense was $64,874, $65,421 and $66,959 in 2007, 2006 and 2005, respectively. Contingent rent expense consists primarily of percentage rent payments, which will cease at various times as certain leases expire.

Note K. Management Contracts and Related Arrangements with Affiliates

        In connection with the acquisition of a 76% interest in Executive Parking Industries, LLC, we entered into a management agreement dated May 1, 1998, with D&E Parking, Inc., a privately held company owned by Ed Simmons, an executive officer, and Dale Stark, a former Senior Vice President and presently a consultant of the Company. The management agreement was for a period of nine years and terminated on April 30, 2007. In consideration of the services provided by D&E under this arrangement, we paid D&E an annual fee of $411 in 2007, $549 in 2006 and $658 in 2005.

        We entered into a consulting agreement with D&E Parking, Inc. and Dale Stark that became effective on May 1, 2007 after the aforementioned management agreement terminated by its terms. This consulting agreement is for a period of three years, terminating on April 30, 2010. Per the terms of the agreement, consideration for services provided are $250 per year. In addition, the consultant is eligible for a consultant fee of up to $50 per year. In consideration of the services provided by D&E under this arrangement, we paid D&E $167 in 2007.

        On December 31, 2000, we sold, at fair market value, certain contract rights to D&E. In July 2007, we bought back certain contract rights for approximately $1,472 ($850 paid in cash and $622 gain through the sale of certain contract rights), representing five locations. The Company continued to operate an additional location through January 2008, at which time the location was sold to an unrelated third party. We received net management fees and reimbursement for support services in

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2007, 2006 and 2005

(In thousands except share and per share data)

Note K. Management Contracts and Related Arrangements with Affiliates (Continued)

connection with the operation of the parking facilities from D&E. We recorded net management fees from D&E of $66 in 2007 $149 in 2006 and $145 in 2005.

        In 2007, Standard Parking provided property management services for fifteen separate retail shopping centers and commercial office buildings in which D&E has an ownership interest. Dale Stark is the managing member of each of the property ownership entity. In consideration of the property management services we provided for these fifteen properties, we recorded net management fees totaling $500 in 2007. In 2006, we operated nine of these properties and recorded net management fees totaling $363. In 2005, we operated eight of these properties and recorded net management fees totaling $252.

        In 2007, our wholly owned subsidiary, Preferred Response Security Services, Inc., provided security services for two retail shopping centers owned by D&E. During January 2007, one of these locations was sold and our management of it ceased. We recorded net management fees amounting to $35 for these security services in 2007, $37 in 2006 and $18 in 2005. In 2007, we provided sweeping and power washing for two retail shopping facilities in which D&E has an ownership interest and three facilities in 2006 and 2005. For these services we recorded net management fees totaling $9 in 2007, $45 in 2006 and $41 in 2005.

        We entered into a management agreement dated as of September 19, 2000, with Circle Line Sightseeing Yachts, Inc. to manage and operate certain parking facilities located along the Hudson River and Piers located in New York City and under the control of Circle Line. Until June of 2005, Circle Line was approximately 41.25% indirectly owned by John V. Holten's immediate family. Mr. Holten was previously a Director of New York Cruise Lines, Inc., which owned all of the outstanding stock of Circle Line, from 1990 to February 2005. We received a total of $78,900 in 2005 under this arrangement. Additionally, Circle Line had the right to require us to temporarily advance to Circle Line on or before each December 31st and April 1st the anticipated net profit in increments of $100,000 each. We made an advance of $100,000 in 2005 which was repaid as of December 31, 2005.

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

Years Ended December 31, 2007, 2006 and 2005

(In thousands except share and per share data)

Note M. Capital Leases

        Property under capital leases included within equipment is as follows:

	December 31,
	2007	2006
Service vehicles	$10,296	$11,206
Computer equipment	1,667	1,696
Parking equipment	768	926

	12,731	13,828
Less: Accumulated depreciation	6,197	5,168

	$6,534	$8,660

        Future minimum lease payments under capital leases at December 31, 2007 together with the present value of the minimum lease payments are as follows:

2008	$1,947
2009	836
2010	610
2011	587
2012 and thereafter	1,052

Total minimum payments	5,032
Less: Amounts representing interest	383

Present value of minimum payments	4,649
Less: Current portion	1,799

Total long-term portion	$2,850

Note N. Goodwill and Intangible Assets

        As of December 31, 2007 and 2006, the Company's finite lived intangible assets amount to $193 and $9, respectively, net of accumulated amortization of $36 and $3, respectively, which primarily consisted of non-compete agreements amortized over their contractual lives.

        The change in the carrying amount of goodwill is summarized as follows:

	For the Year Ended December 31,
	2007	2006
Balance at beginning of year	$119,078	$118,781
Effect of foreign currency translation	710	(4)
Contingency payments related to acquisitions	102	301

Balance at end of year	$119,890	$119,078

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2007, 2006 and 2005

(In thousands except share and per share data)

Note N. Goodwill and Intangible Assets (Continued)

        Amortization expense for intangible assets was $33, $3, and $56 in 2007, 2006, 2005, respectively. Estimated future amortization expense is $111 for 2008 and $82 for 2009.

        Our obligation for contingency payments related to acquisitions prior to 2007, terminated on April 30, 2007. As a result of the acquisitions which occurred during 2007, our contingent payments outstanding total $1,525 and will be paid over time based on performance. Such contingent payments will be accounted for as additional purchase price as an increase in goodwill.

        The Company has assigned its goodwill to its various reporting units. The following table reflects the changes in the carrying amounts of goodwill by reported segment for the years ended December 31, 2007 and 2006.

	Region One	Region Two	Region Three	Region Four	Total
Balance as of December 31, 2005	$55,175	$15,661	$25,368	$22,577	$118,781
Acquired during the period	—	—	301	—	301
Foreign currency translation	—	(4)	—	—	(4)
Impairment	—	—	—	—	—

Balance as of December 31, 2006	$55,175	$15,657	$25,669	$22,577	$119,078

Acquired during the period	—	—	102	—	102
Foreign currency translation	—	710	—	—	710
Impairment	—	—	—	—	—

Balance as of December 31, 2007	$55,175	$16,367	$25,771	$22,577	$119,890

Note O. Long-Term Receivables

        Long-term receivables, net, consist of the following:

	Amount Outstanding
	December 31, 2007	December 31, 2006
Bradley International Airport
Deficiency payments	$4,135	$4,337
Other Bradley related, net	3,203	3,203
Valuation allowance	(2,484)	(2,484)

Net amount related to Bradley other long-term receivables, net	4,854	5,056
Other long-term receivables, net	—	75

Total long-term receivables, net	$4,854	$5,131

        We are entered into a 25-year agreement with the State of Connecticut that expires on April 6, 2025, under which we operate the surface parking and 3,500 garage parking spaces at Bradley International Airport located in the Hartford, Connecticut metropolitan area. The parking garage was financed on April 6, 2000 through the issuance of $53,800 of State of Connecticut special facility

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2007, 2006 and 2005

(In thousands except share and per share data)

Note O. Long-Term Receivables (Continued)

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

        To the extent that monthly gross receipts are not sufficient for the trustee to make the required payments, we are obligated pursuant to our agreement, to deliver the deficiency amount to the trustee within three business days of being notified. We are responsible for these deficiency payments regardless of the amount of utilization for the Bradley parking facilities. In the year ended December 31, 2007, we received repayments (net of deficiency payments) of $202. In addition, in 2007 we received $114 for the 2006 receivable and $282 for interest and premium income on deficiency repayments from the trustee. In the year ended December 31, 2006, we received repayments (net of deficiency payments) of $600. In addition in 2006, we received $523 for the 2005 receivable and $200 for interest and premium income on deficiency repayments from the trustee. The total receivable from the trustee for interest and premium income related to deficiency repayments were $52 and $114 as of December 31, 2007 and 2006, respectively.

        The deficiency payments represent contingent interest bearing advances to the trustee to cover operating cash flow requirements. The payments, if any, are recorded as a receivable by us for which we are reimbursed from time to time as provided in the trust agreement. As of December 31, 2007, we have advanced to the trustee $4,135, net of reimbursements. We believe these advances to be fully recoverable and therefore have not recorded a valuation allowance for them. We do not guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee. Total cumulative net management fees related to Bradley are $5,506. Prior to 2003, we recognized a total of $2,506 in fees. A full valuation allowance was recorded against these fees during the year ended December 31, 2003. Due to the existence of outstanding guarantor payments, $3,000 in management fees have not been recognized as of December 31, 2007.

Note P. Stock Repurchases

        In March 2007, the Board of Directors authorized us to repurchase shares of our common stock, on the open market or through private purchases, up to $20,000 in aggregate.

        During the first quarter of 2007 we repurchased 95,278 shares at an average price of $17.57 per share, including average commissions of $0.01 per share, on the open market. Our majority shareholder sold to us 100,000 shares in the first quarter at an average price of $17.56 per share. The total value of the first quarter transactions was $3,430. All treasury shares were retired in March 2007.

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2007, 2006 and 2005

(In thousands except share and per share data)

Note P. Stock Repurchases (Continued)

        During the second quarter of 2007 we repurchased 175,600 shares at an average price of $18.33 per share, including average commissions of $0.01 per share, on the open market. Our majority shareholder sold to us 182,808 shares in the second quarter at an average price of $18.32 per share. The total value of the second quarter transactions was $6,568. All treasury shares were retired during the second quarter.

        During the third quarter of 2007 we repurchased 135,756 shares at an average price of $18.14 per share, including average commission of $0.01 per share, on the open market. Our majority shareholder sold to us 139,772 shares in the third quarter at an average price of $18.13 per share. The total value of the third quarter transactions was $4,997. 215,012 shares were retired in September 2007 and the remaining 60,516 shares were retired in October 2007.

        In December 2007, the Board of Directors authorized us to repurchase shares of our common stock, on the open market or through private purchases, up to an additional $25,000 in aggregate.

        During the fouth quarter of 2007 we repurchased 74,052 shares at an average price of $20.43 per share, including average commissions of $0.01 per share, on the open market and our majority shareholder agreed in each case to sell shares equal to its pro-rata ownership of 76,106 shares at an average price of $20.42 per share. In addition, we repurchased 167,544 shares at an average price of $24.22 per share, including average commissions of $0.01 per share, on the open market. The total value of the fourth quarter transactions was $7,124. 269,228 shares were retired during the fourth quarter of 2007 and the remaining 48,474 shares were held as treasury stock and retired during the first quarter of 2008.

        On February 23, 2006, the Board of Directors authorized us to repurchase shares of our common stock, on the open market or through private purchases, for a value not to exceed $7,500. During the first quarter of 2006 we repurchased 240,600 shares at an average price of $12.47 per share on the open market with a total value of $2,999. These shares were retired in March 2006.

        During the second quarter of 2006 we repurchased 209,938 shares at an average price of $14.28 per share on the open market. The total value of the transactions was $2,998. These shares were retired in July 2006.

        There were no repurchases in the third quarer of 2006.

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

        During the fourth quarter of 2006 we repurchased 360,102 shares at an average price of $18.96 per share including average commissions of $0.01 per share, on the open market. Our majority shareholder sold to us 379,192 shares in the fourth quarter at an average price of $18.95 per share. The total value of the fourth quarter transactions was $14,015. 707,094 shares were retired in December 2006 and the remaining 32,200 shares were held as treasury stock and retired in January 2007. The fourth quarter

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2007, 2006 and 2005

(In thousands except share and per share data)

Note P. Stock Repurchases (Continued)

purchases completed the increased repurchase program authorized by the Board of Directors in October 2006.

Note Q. Domestic and Foreign Operations

        Our business activities consist of domestic and foreign operations. Foreign operations are conducted in Canada. Revenue attributable to foreign operations were less than 10% of consolidated revenues for each of the years ended December 31, 2007, 2006 and 2005.

        A summary of information about our foreign and domestic operations is as follows:

	Year ended December 31,
	2007	2006	2005
Total revenues, excluding reimbursement of management contract expenses:
Domestic	$263,311	$255,959	$245,155
Foreign	4,146	3,931	2,820

Consolidated	$267,457	$259,890	$247,975

Operating income:
Domestic	$34,440	$28,191	$23,080
Foreign	1,092	800	508

Consolidated	$35,532	$28,991	$23,588

Net income before income taxes:
Domestic	$27,503	$20,004	$14,138
Foreign	1,137	867	567

Consolidated	$28,640	$20,871	$14,705

Identifiable assets:
Domestic	$207,375	$205,412	$193,468
Foreign	8,013	7,116	7,885

Consolidated	$215,388	$212,528	$201,353

Business Unit Segment Information

        SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131"), establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the Chief Operating Decision Maker ("CODM") in deciding how to allocate resources. The CODM, as defined by SFAS 131, is the Company's President and Chief Executive Officer ("CEO").

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2007, 2006 and 2005

(In thousands except share and per share data)

Note Q. Domestic and Foreign Operations (Continued)

        The CODM historically has evaluated the Company's operations and reported the enterprise's operating segments by contract types which were aggregated on an enterprise level into a single segment for the purpose of SFAS No. 131. Over the last several quarters, the Company has made a number of organizational changes that have changed the information the CODM receives and how the CODM evaluates the Company's operations. These organizational changes have increased the importance of the Company's reliance on business unit performance. As such, the Company determined in the fourth quarter of 2007 that business units now represent operating segments, as defined by SFAS No. 131, and therefore reports these business units as separate segments.

        Each of the operating segments is directly responsible for revenue and expenses related to their operations including direct regional administrative costs. Finance, information technology, human resources, and legal are shared functions that are not allocated back to the four operating segments. The CODM assesses the performance of each operating segment using information about its revenue and operating income (loss) before interest, taxes, and depreciation and amortization, but does not evaluate segments using discrete asset information. There are no inter-segment transactions and the Company does not allocate interest and other income, interest expense, depreciation and amortization or taxes to operating segments. The accounting policies for segment reporting are the same as for the Company as a whole.

        The Company is managed based on regions administered by executive vice presidents. Three regions are generally organized geographically with the fourth region encompassing major airports and transportation operations nationwide. The following is a summary of revenues (excluding reimbursement of management contract expenses) and operating income (loss) by regions for the years ended December 31, 2007, 2006 and 2005. Information related to prior years has been recast to conform to the new region alignment.

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2007, 2006 and 2005

(In thousands except share and per share data)

Note Q. Domestic and Foreign Operations (Continued)

        In accordance with SFAS 131, the Company has provided this business unit segment information for all comparable prior periods. Segment information is summarized as follows (in thousands):

	Year Ended
	2007	2006	2005
Revenues(a):
Region One	$81,905	$74,676	$67,829
Region Two	50,702	47,966	49,427
Region Three	59,386	67,541	60,379
Region Four	69,846	65,516	66,924
Other	5,618	4,191	3,416

Total revenues	$267,457	$259,890	$247,975

Operating income (loss):
Region One	$18,641	$17,731	$15,553
Region Two	12,276	10,852	8,833
Region Three	12,895	12,080	10,243
Region Four	13,362	12,020	11,739
Other	(21,642)	(23,692)	(22,780)

Total operating income	$35,532	$28,991	$23,588

Other expenses (income):
Interest expense	$7,056	$8,296	$9,398
Interest income	(610)	(552)	(841)

	6,446	7,744	8,557
Minority interest	446	376	326

Income before income taxes	28,640	20,871	14,705
Income tax expense (benefit)	11,267	(14,880)	(14)

Net income	$17,373	$35,751	$14,719

(a)
Excludes reimbursement of management contract expenses.

        Region One encompasses Connecticut, District of Columbia, Delaware, Illinois, Massachusetts, Maryland, Maine, North Carolina, New Jersey, New York, Pennsylvania, Rhode Island, Virginia, Vermont, and Wisconsin.

        Region Two encompasses Alabama, British Columbia, Florida, Georgia, Iowa, Indiana, Kansas, Kentucky, Louisiana, Michigan, Minnesota, Missouri, Ohio, Ontario, Tennessee, and Texas.

        Region Three encompasses Arizona, California, Colorado, Hawaii, Nevada, Utah, Washington, and Wyoming.

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2007, 2006 and 2005

(In thousands except share and per share data)

Note Q. Domestic and Foreign Operations (Continued)

        Region Four encompasses all major airport and transportation operations nationwide, along with regional general and administrative expenses.

        Other consists of ancillary revenue that is not specifically identifiable to a region, support office general and administrative expenses, depreciation and amortization and valuation allowance related to long-term receivables.

        The CODM does not evaluate segments using discrete asset information.

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

December 31, 2005
(in thousands except for per share data)
Net income—as reported	$14,719
Deduct: Stock-based employee compensation expense using the fair value method net of related tax effects	(468)

Pro-forma net income	$14,251

Basic net income per common share—as reported	$0.72
Basic pro-forma net income per common share	$0.69
Diluted net income per common share—as reported	$0.70
Diluted pro-forma net income per common share	$0.67

        Deductions for stock-based employee compensation expense in the above table were calculated using the Black-Scholes option pricing model. Allocation of compensation expense was made using historical option terms for option grants made to our employees and using our historical stock price volatility.

        Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective method and consequently we have not retroactively adjusted prior period results. Under this method, compensation costs for the years ended December 31, 2007 and 2006 are based on the estimated fair value of the respective options and the proportion vesting in the period. Deductions for stock-based employee compensation expense for the years ended December 31, 2007 and 2006 were calculated using the Black-Scholes option pricing model. Allocation of compensation expense was made using historical option terms for option grants made to our employees and historical price volatility.

        The Company has an amended and restated Long-Term Incentive Plan that was adopted in conjunction with the IPO. The maximum number of shares of common stock that may be issued and

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2007, 2006 and 2005

(In thousands except share and per share data)

Note R. Stock-Based Compensation (Continued)

awarded under the Long-Term Incentive Plan is 2,000,000, of which 809,064 shares are outstanding as of December 31, 2007. The Long-Term Incentive Plan will terminate 10 years from the date it was adopted by our board. In most cases the options vest at the end of a three-year period from the date of the award. Options are granted with an exercise price equal to the closing price at the date of grant.

Stock Options

        We use the Black-Scholes option pricing model to estimate the fair value of each option grant as of the date of grant. The volatilities are based on the 90 day historical volatility of our common stock as the grant date. The risk free interest rate is based on zero-coupon U.S. government issues with a remaining term equal to the expected life of the option. The expected life for options is calculated using the simplified method. The simplified method was calculated as the vesting term plus the contractual term divided by two.

	2007	2006	2005
Estimated weighted-average fair value of options granted	$7.86	$5.59	$3.44

	2007	2006	2005
Weighted average dividend yield	0%	0%	0%
Weighted average volatility	34.84%	27.07%	34.57%
Weighted average risk free interest rate	4.65%	5.03%	4.13%
Expected life of option (years)	7	7	7

        On April 25, 2007, we issued stock options, which vested immediately, to purchase 19,068 shares of common stock at a market price of $17.02 per share to certain directors.

        On May 5, 2006, we issued stock options, which vested immediately, to purchase 26,820 shares of common stock at a market price of $13.53 per share to certain directors.

        On October 12, 2005, we issued stock options, which vested immediately, to purchase 33,216 shares of common stock at a market price of $9.50 per share to our outside Directors.

        The Company recognized $282 and $480 of stock based compensation expense for the year ended December 31, 2007 and 2006, respectively, which is included in general and administrative expense. As of December 31, 2007, there was $1 of unrecognized compensation costs related to unvested options which is expected to be recognized over a weighted average period of 0.25 years.

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2007, 2006 and 2005

(In thousands except share and per share data)

Note R. Stock-Based Compensation (Continued)

        The following table summarizes the transactions pursuant to our stock option plans for the last three years ended December 31.

	Number of Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2004	1,189,428		$3.89
Granted	56,840		$8.63
Exercised	(2,366)		$5.75
Forfeited	(101,392)		$4.13

Outstanding at December 31, 2005	1,142,510		$4.10
Granted	26,820		$13.53
Exercised	(148,266)		$3.41
Forfeited	—	$	n/a

Outstanding at December 31, 2006	1,021,064		$4.45
Granted	19,068		$17.03
Exercised	(228,654)		$4.36
Forfeited	(2,414)		$5.75

Outstanding at December 31, 2007	809,064		$4.77	6.6	$15,765

Vested and Exercisable at December 31, 2007	801,964		$4.75	6.6	$15,645

        At December 31, 2007, 2006 and 2005, options to purchase 801,964, 722,272 and 838,984 shares of common stock, respectively, were exercisable at weighted average exercise prices of $4.75, $3.85 and $3.46 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006, and 2005 was $3,204, $1,354, and $4, respectively.

        A summary of the status of the nonvested options as of December 31, 2007, and changes during the year ended December 31, 2007, is presented below:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2007	298,792	$5.88
Granted	19,068	$17.03
Vested	(310,760)	$6.53
Forfeited	—	—

Nonvested at December 31, 2007	7,100	$7.40

Restricted Stock

        In December 2006, the Board of Directors adopted a performance-based incentive program under our Long-Term Incentive Plan. This new program provides participating executives with the opportunity to earn a combination of stock (50%) and cash (50%) if certain performance targets for pre-tax income and pre-tax free cash flow are achieved. On February 23, 2007, certain participating executives became

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2007, 2006 and 2005

(In thousands except share and per share data)

Note R. Stock-Based Compensation (Continued)

entitled to performance restricted stock based on the stock price at the commencement of the performance cycle and as a result 16,404 shares were issued subject to vesting upon the achievement of the performance goals. On April 13, 2007, an additional 13,294 shares of the performance restricted stock were issued subject to vesting upon the achievement of the performance goals to the remaining participating executives.

        A summary of the status of the nonvested restricted stock shares as of December 31, 2007, and changes during the year ended December 31, 2007, is presented below:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2007	—	—
Granted	29,698	$19.21
Vested	(3,849)	$19.21
Forfeited	—	—

Nonvested at December 31, 2007	25,849	$19.21

        The total value of the restricted stock awards vested during the year ended December 31, 2007 was $74.

        In accordance with SFAS No. 123R, recording of stock-based compensation expense for awards with performance conditions is based on the probable outcome of that performance condition. The Company recognized $182 of stock-based compensation expense and $182 of cash compensation expense related to the performance-based incentive program, for the year ended December 31, 2007, which is included in general and administrative expenses. As of December 31, 2007, there was $300 of unrecognized compensation costs related to the performance-based incentive program which is expected to be recognized over a weighted average period of 2 years.

Note S. Hurricane Katrina

        We have a claim for $6,700, which consists of $2,700 for property damage and $4,000 for business interruption. While the settlement of the claim has not been finalized, we have received partial payments from the insurance carrier totaling $2,000. We are required to reimburse the owners of the leased and managed locations for property damage of approximately $2,200, which was accrued for in 2006. For the year ended December 31, 2007, we have made reimbursements of approximately $1,440 to or on behalf of the owners of the leased and managed locations. Based on the status of the claim, no additional recoveries of costs have been recorded.

Note T. Subsequent Event

        During February 2008, the Company acquired certain assets of G.O. Parking in Chicago, Illinois. Consideration for the acquisition was approximately $5,262 with an additional $3,000 to be paid over time.

        On March 11, 2008 our Board of Directors approved, subject to shareholder approval of the Plan Amendment, an award of 750,000 restricted stock units to senior management, to be made on or about July 1, 2008 under the auspices of the existing Long Term Incentive Plan.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD PARKING CORPORATION
By:	/s/ JAMES A. WILHELM James A. Wilhelm Director, President and Chief Executive Officer (Principal Executive Officer)

Date: March 14, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN V. HOLTEN John V. Holten	Director and Chairman	March 14, 2008
/s/ JAMES A. WILHELM James A. Wilhelm	Director, President and Chief Executive Officer (Principal Executive Officer)	March 14, 2008
/s/ KARL G. ANDREN Karl G. Andren	Director	March 14, 2008
/s/ CHARLES L. BIGGS Charles L. Biggs	Director	March 14, 2008
/s/ KAREN M. GARRISON Karen M. Garrison	Director	March 14, 2008
/s/ GUNNAR E. KLINTBERG Gunnar E. Klintberg	Director	March 14, 2008
/s/ LEIF F. ONARHEIM Leif F. Onarheim	Director	March 14, 2008
/s/ A. PETTER ØSTBERG A. Petter Østberg	Director	March 14, 2008
/s/ ROBERT S. ROATH Robert S. Roath	Director	March 14, 2008
/s/ G. MARC BAUMANN G. Marc Baumann	Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)	March 14, 2008
/s/ DANIEL R. MEYER Daniel R. Meyer	Senior Vice President, Corporate Controller and Asst. Treasurer (Principal Accounting Officer)	March 14, 2008

STANDARD PARKING CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Balance at End of Year(2)
Year ended December 31, 2007:
Deducted from asset accounts
Allowance for doubtful accounts	$3,384	$1,066	$—	$(833)	$3,617
Year ended December 31, 2006:
Deducted from asset accounts
Allowance for doubtful accounts	3,565	971	—	(1,152)	3,384
Year ended December 31, 2005:
Allowance for doubtful accounts	3,080	964	—	(479)	3,565
Deducted from asset accounts
Deferred tax valuation account
Year ended December 31, 2007	569	39	—	—	608
Year ended December 31, 2006	24,493	—	—	(23,924)	569
Year ended December 31, 2005	31,252	—	(6,359)	(400)	24,493

(1)
Represents uncollectible account written off, net of recoveries and reversal of provision.

(2)
Includes long-term receivables valuation of $2.5 million.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1
Second Amended and Restated Certificate of Incorporation of the Company filed on June 2, 2004 (incorporated by reference to exhibit 3.1 of the Company's Current Report on Form 8-K filed on June 16, 2004).
3.1.1*	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company effective as of January 7, 2008.
3.2	Second Amended and Restated By-Laws of the Company effective as of September 1, 2007 (incorporated by reference to exhibit 3.1 of the Company's Current Report on Form 8-K filed on September 5, 2007).
4.1	Specimen common stock certificate (incorporated by reference to exhibit 4.1 of Amendment No. 2 to the Company's Registration Statement on Form S-1, File No. 333-112652, filed on May 18, 2004).
10.1
Amended and Restated Credit Agreement dated June 29, 2006 among the Company, various financial institutions, Bank of America, N.A. and LaSalle Bank National Association (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K filed on June 30, 2006).
10.1.1
First Amendment to the Amended and Restated Credit Agreement dated as of October 29, 2007 (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K filed on October 30, 2007).
10.2
Rate Cap Transaction Agreement dated August 1, 2006 between the Company and LaSalle Bank National Association (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K filed on August 4, 2006).
10.3
Consulting Agreement dated May 15, 2006 by and among the Company, D&E Parking, Inc. and Dale G. Stark (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 17, 2006).
10.4
Employment Agreement dated as of March 30, 1998 between the Company and Myron C. Warshauer (incorporated by reference to exhibit 10.6 of the Company's Registration Statement on Form S-4, File No. 333-50437, filed on April 17, 1998).
10.4.1
First Amendment to Employment Agreement dated July 7, 2003 between the Company and Myron C. Warshauer (incorporated by reference to exhibit 10.4.1 of the Company's Annual Report on Form 10-K filed for December 31, 2004).
10.4.2
Amendment to Employment Agreement dated as of May 10, 2004 between the Company and Myron C. Warshauer (incorporated by reference to exhibit 10.4.2 of the Company's Annual Report on Form 10-K filed for December 31, 2004).
10.5
Employment Agreement dated as of March 26, 1998 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.12 of the Company's Registration Statement on Form S-4, File No. 333-50437, filed on April 17, 1998).
10.5.1
Amendment to Employment Agreement dated as of June 19, 2000 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.5.1 of the Company's Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).

10.5.2
Second Amendment to Employment Agreement dated as of December 6, 2000, between the Company and Michael K. Wolf, (incorporated by reference to exhibit 10.22 to the Company's Annual Report on Form 10-K filed for December 31, 2000).
10.5.3
Third Amendment to Employment Agreement dated April 1, 2002 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.19.3 to the Company's Annual Report on Form 10-K filed for December 31, 2002).
10.5.4
Fourth Amendment to Employment Agreement dated December 31, 2003 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.5.4 of the Company's Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).
10.6
Executive Employment Agreement including Deferred Compensation Agreement, dated as of August 1, 1999 between Company and James A. Wilhelm (incorporated by reference to exhibit 10.14 of the Company's Annual Report of Form 10-K filed for December 31, 1999).
10.6.1
First Amendment to Executive Employment Agreement dated as of April 25, 2001 between the Company and James A. Wilhelm (incorporated by reference to exhibit 10.20.1 to the Company's Annual Report on Form 10-K filed for December 31, 2002).
10.6.2
Second Amendment to Executive Employment Agreement dated as of October 19, 2001 between the Company and James A. Wilhelm (incorporated by reference to exhibit 10.33 of the Company's Annual Report on Form 10-K filed for December 31, 2001).
10.6.3
Third Amendment to Executive Employment Agreement dated as of January 31, 2002 between the Company and James A. Wilhelm (incorporated by reference to exhibit 10.34 of the Company's Annual Report on Form 10-K filed for December 31, 2001).
10.6.4
Fourth Amendment to Executive Employment Agreement dated as of April 1, 2003 between the Company and James A. Wilhelm (incorporated by reference to exhibit 10.6.4 of the Company's Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).
10.6.5
Fifth Amendment to Executive Employment Agreement dated as of April 30, 2004 between the Company and James A. Wilhelm (incorporated by reference to exhibit 10.6.5 of Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 333-112652, filed on May 10, 2004).
10.6.6
Sixth Amendment to Executive Employment Agreement dated as of April 1, 2005, between the Company and James A. Wilhelm (incorporated by reference to exhibit 10.4 of the Company's Current Report on Form 8-K filed on March 7, 2005).
10.7	Employment Agreement dated May 18, 1998 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.24 of the Company's Annual Report on Form 10-K filed for December 31, 2001).
10.7.1
First Amendment to Employment Agreement dated as of November 7, 2001 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.25 of the Company's Annual Report on Form 10-K filed for December 31, 2001).
10.7.2
Second Amendment to Employment Agreement dated as of August 1, 2003 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.7.2 of the Company's Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).

10.8
Amended and Restated Executive Employment Agreement dated as of December 1, 2002 between the Company and John Ricchiuto (incorporated by reference to exhibit 10.22.2 of the Company's Annual Report on Form 10-K filed for December 31, 2002).
10.8.1
First Amendment to Amended and Restated Executive Employment Agreement dated as of April 11, 2005, between the Company and John Ricchiuto (incorporated by reference to exhibit 10.3 of the Company's Current Report on Form 8-K filed on March 7, 2005).
10.9
Amended and Restated Employment Agreement dated March 1, 2005, between the Company and Steven A. Warshauer (incorporated by reference to exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 7, 2005).
10.10
Amended and Restated Executive Employment Agreement dated as of May 18, 2006 between the Company and Edward E. Simmons (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 24, 2006).
10.11
Amended and Restated Employment Agreement between the Company and G. Marc Baumann dated as of October 1, 2001 (incorporated by reference to exhibit 10.27 to the Company's Annual Report on Form 10-K filed for December 31, 2001).
10.12
Amended and Restated Executive Employment Agreement dated as of March 1, 2005, between the Company and Thomas L. Hagerman (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K filed on March 7, 2005).
10.12.1
First Amendment to Amended and Restated Executive Employment Agreement dated October 1, 2007 between the Company and Thomas Hagerman (incorporated by reference to exhibit 10.1 to the Company's Quarterly Report on Form 10Q filed for September 30, 2007).
10.13
Long-Term Incentive Plan dated as of May 1, 2004 (incorporated by reference to exhibit 10.12 of Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 333-112652, filed on May 10, 2004).
10.14
Form of Amended and Restated Stock Option Award Agreement between the Company and an optionee (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K filed on November 21, 2005).
10.14.1
Form of First Amendment to the Amended and Restated Stock Option Award Agreement between the Company and an optionee (incorporated by reference to exhibit 10.2 of the Company's Current Report on Form 8-K filed on November 21, 2005).
10.15
Consulting Agreement dated as of October 16, 2001 between the Company and Shoreline Enterprises, LLC (incorporated by reference to exhibit 10.36 of the Company's Annual Report on Form 10-K filed for December 31, 2001).
10.15.1
Amendment to Consulting Agreement dated as of May 10, 2004 between the Company and Shoreline Enterprises, LLC (incorporated by reference to exhibit 10.14.1 of the Company's Annual Report on Form 10-K filed for December 31, 2004).
10.16
Executive Parking Management Agreement dated as of May 1, 1998 by and among the Company, D&E Parking, Edward E. Simmons and Dale G. Stark (incorporated by reference to exhibit 10.32 of the Company's Annual Report on Form 10-K filed for December 31, 2002).

10.16.1
First Amendment to Executive Parking Management Agreement dated as of August 1, 1999 by and among the Company, D&E Parking, Edward E. Simmons and Dale G. Stark (incorporated by reference to exhibit 10.32.1 to the Company's Annual Report on Form 10-K filed for December 31, 2002).
10.17*	Consulting Agreement effective as of May 1, 2007 by and among the Company, D&E Parking, Inc. and Dale G. Stark.
10.18
Property Management Agreement dated as of September 1, 2003 between the Company and Paxton Plaza, LLC (incorporated by reference to exhibit 10.19 of the Company's Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).
10.19
Property Management Agreement dated as of September 1, 2003 between the Company and Infinity Equities, LLC (incorporated by reference to exhibit 10.20 of the Company's Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).
10.20
Agreement of Lease dated as of June 4, 1998 between the Company and LaSalle National Bank, as successor trustee to LaSalle National Trust, N.A. as successor trustee to LaSalle National Bank. (incorporated by reference to exhibit 10.21 of the Company's Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).
10.20.1
First Amendment to Agreement of Lease dated as of May 1, 1999 between the Company and LaSalle National Bank, as successor trustee to LaSalle National Trust, N.A. as successor trustee to LaSalle National Bank (incorporated by reference to exhibit 10.21.1 of the Company's Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).
10.20.2
Second Amendment to Agreement of Lease dated as of July 27, 2000 between the Company and LaSalle National Bank, as successor trustee to LaSalle National Trust, N.A. as successor trustee to LaSalle National Bank (incorporated by reference to exhibit 10.21.2 of the Company's Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).
10.20.3
Third Amendment to Agreement of Lease dated as of September 11, 2003 between the Company and LaSalle National Bank, as successor trustee to LaSalle National Trust, N.A. as successor trustee to LaSalle National Bank (incorporated by reference to exhibit 10.21.3 of the Company's Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).
10.21
Employment Agreement dated May 7, 2004 between the Company and John V. Holten (incorporated by reference to exhibit 10.23 of Amendment No. 2 to the Company's Registration Statement on Form S-1, File No. 333-112652, filed on May 18, 2004).
10.21.1
Side Letters dated May 7, 2004 related to the Employment Agreement dated May 7, 2004 between the Company and John V. Holten (incorporated by reference to exhibit 10.23.1 of Amendment No. 2 to the Company's Registration Statement on Form S-1, File No. 333-112652, filed on May 18, 2004).
10.22
Consulting Agreement dated as of March 1, 2004 between the Company and Gunnar E. Klintberg (incorporated by reference to exhibit 10.24 of Amendment No. 1 to the Company's Registration Form S-1, File No. 333-112652, filed on May 10, 2004).
10.22.1
First Amendment to Consulting Agreement dated March 15, 2006 between the Company and Gunnar E. Klintberg (incorporated by reference to exhibit 10.24.1 of the Company's Current Report on Form 8-K filed on March 16, 2006).

10.23
Form of Registration Rights Agreement dated as of May 27, 2004 between the Company and Steamboat Industries LLC (incorporated by reference to exhibit 10. 26 of Amendment No. 3 to the Company's Registration Statement on Form S-1, File No. 333-112652, filed on May 24, 2004).
10.24
Stock Repurchase Agreement dated as of December 31, 2007, by and between the Company and Steamboat Industries LLC (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K filed on January 3, 2008).
10.25	Form of Property Management Agreement (incorporated by reference to exhibit 10.30 of the Company's Annual Report on Form 10-K filed on March 10, 2006).
14.1	Code of Ethics (incorporated by reference to exhibit 14.1 of the Company's Annual Report on Form 10-K for December 31, 2002).
21.1*	Subsidiaries of the Company
23*	Consent of Independent Registered Public Accounting Firm dated as of March 12, 2008.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by James A. Wilhelm.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by G. Marc Baumann.
31.3*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Daniel R. Meyer.
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by James A. Wilhelm, G. Marc Baumann and Daniel R. Meyer.

*
Filed herewith.