Form 10-Q
period 2008-03-31
STANDARD PARKING CORP
filed 2008-05-09
CIK 1059262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

As of May 2, 2008, there were 18,075,718 shares of common stock of the registrant outstanding.

STANDARD PARKING CORPORATION
FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

Item 1.                          Financial Statements

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share data)

	March 31, 2008	December 31, 2007
	(Unaudited)	(see Note)
ASSETS
Current assets:
Cash and cash equivalents	$11,055	$8,466
Notes and accounts receivable, net	44,653	42,706
Prepaid expenses and supplies	2,535	2,765
Deferred taxes	6,247	6,247
Total current assets	64,490	60,184

Leasehold improvements, equipment and construction in progress, net	16,028	15,695
Advances and deposits	1,746	1,382
Long-term receivables, net	5,807	4,854
Intangible and other assets, net	4,671	4,350
Cost of contracts, net	10,673	7,688
Goodwill	124,433	119,890
Deferred taxes	—	1,345

Total assets	$227,848	$215,388

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,215	$42,941
Accrued and other current liabilities	31,234	33,195
Long-term borrowings	1,555	1,938
Total current liabilities	77,004	78,074

Deferred taxes	372	—
Long-term borrowings, excluding current portion	91,174	78,425
Other long-term liabilities	22,847	19,550

Stockholders’ equity (1):
Common stock, par value $.001 per share; 21,300,000 shares authorized; 18,165,275 and 18,371,308 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	18	18
Additional paid-in capital	145,514	150,520
Accumulated other comprehensive income	522	482
Treasury stock, at cost, 160,979 and 48,474 shares as of March 31, 2008 and December 2007, respectively	(3,371)	(1,172)
Accumulated deficit	(106,232)	(110,509)
Total stockholders’ equity	36,451	39,339

Total liabilities and stockholders’ equity	$227,848	$215,388

Note:                        The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

(1)          Adjusted to reflect the effect of the 2-for-1 stock split in January 2008.  See Note 2. Stock Split for additional information.

See Notes to Condensed Consolidated Interim Financial Statements.

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for share and per share data, unaudited)

	Three Months Ended
	March 31, 2008	March 31, 2007

Parking services revenue:
Lease contracts	$37,694	$35,198
Management contracts	35,880	28,196
	73,574	63,394
Reimbursed management contract expense	99,451	90,497
Total revenue	173,025	153,891

Cost of parking services:
Lease contracts	34,893	32,018
Management contracts	17,046	11,724
	51,939	43,742
Reimbursed management contract expense	99,451	90,497
Total cost of parking services	151,390	134,239

Gross profit:
Lease contracts	2,801	3,180
Management contracts	18,834	16,472
Total gross profit	21,635	19,652

General and administrative expenses (1)	11,411	10,814
Depreciation and amortization	1,371	1,252

Operating income	8,853	7,586
Other expenses (income):
Interest expense	1,518	1,803
Interest income	(42)	(219)
	1,476	1,584
Minority interest	122	160

Income before income taxes	7,255	5,842
Income tax expense	2,978	2,360
Net income	$4,277	$3,482

Common stock data (2):
Net income per share:
Basic	$0.24	$0.18
Diluted	$0.23	$0.18
Weighted average shares outstanding:	18,122,846	19,206,664
Basic	18,534,770	19,719,322
Diluted

(1)          Non-cash compensation expense of $53 and $179 for the three months ended March 31, 2008 and 2007, respectively, is included in general and administrative expense.

(2)          Share and per share amounts have been retroactively adjusted for the effect of the 2-for-1 stock split in January 2008.  See Note 2. Stock Split for additional information.

See Notes to Condensed Consolidated Interim Financial Statements.

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended
	March 31, 2008	March 31, 2007

Operating activities:
Net income	$4,277	$3,482
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	1,367	1,241
Loss on sale of assets	4	11
Amortization of debt issuance costs	71	68
Non-cash stock-based compensation	53	179
Excess tax benefit related to stock option exercises	(319)	(265)
Provision (reversal) for losses on accounts receivable	10	(255)
Deferred income taxes	1,717	1,992
Change in operating assets and liabilities	(3,036)	(379)
Net cash provided by operating activities	4,144	6,074

Investing activities:
Acquisitions	(5,459)	—
Purchase of leaseholds improvements and equipment	(1,052)	(668)
Cost of contracts purchased	(96)	—
Contingent purchase payments	—	(77)
Net cash used in investing activities	(6,607)	(745)

Financing activities:
Repurchase of common stock	(7,799)	(3,430)
Proceeds from exercise of stock options	222	178
Tax benefit related to stock option exercises	319	265
Proceeds from (payments on) senior credit facility	12,850	(2,600)
Payments on long-term borrowings	(28)	(77)
Payments on capital leases	(456)	(748)
Net cash provided by (used in) financing activities	5,108	(6,412)

Effect of exchange rate changes on cash and cash equivalents	(56)	(127)

Increase (decrease) in cash and cash equivalents	2,589	(1,210)
Cash and cash equivalents at beginning of period	8,466	8,058

Cash and cash equivalents at end of period	$11,055	$6,848
Supplemental disclosures:
Cash paid during the period for:
Interest	$1,409	$1,618
Income taxes	501	210

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

In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the financial position and results of operations have been included. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that might be expected for any other interim period or the fiscal year ending December 31, 2008. The financial statements presented in this report should be read in conjunction with the consolidated financial statements and footnotes thereto included in our 2007 Annual Report on Form 10-K filed March 14, 2008.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and joint ventures in which the Company has more than 50% ownership interest. Minority interest recorded in the consolidated statement of income is the joint venture partner’s non-controlling interest in consolidated joint ventures. We have interests in thirteen joint ventures, each of which operates between one and twenty-two parking facilities. Of the thirteen joint ventures, ten are majority owned by us and are consolidated into our financial statements, and three are single purpose entities where we have a 50% interest or a minority interest. Investments in joint ventures where the Company has a 50% or less non-controlling ownership interest are accounted for under the equity method. All significant intercompany profits, transactions and balances have been eliminated in consolidation.

Variable Interest Entities

Equity	Commencement of Operations	Nature of Activities	% Ownership	Locations
Other investments in VIEs	Sep 93 — Jan 08	Management of parking lots, shuttle operations and parking meters	50%	Various states

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

3. Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective method and consequently we have not retroactively adjusted prior period results. Under this method, compensation costs for the three months ended March 31, 2008 and 2007 are based on the estimated fair value of the respective options and the proportion vesting in the period. Deductions for stock-based employee compensation expense for the three months ended March 31, 2008 and 2007 were calculated using the Black-Scholes option pricing model. Allocation of compensation expense was made using historical option terms for option grants made to our employees and historical price volatility.

The Company has an amended and restated Long-Term Incentive Plan that was adopted in conjunction with the IPO.  On February 27, 2008, our Board approved an amendment to our Long-Term Incentive Plan, subject to shareholder approval, that increased the maximum number of shares of common stock available for awards under the Long-Term Incentive Plan from 2,000,000 to 2,175,000 and extended the Plan’s termination date. Our shareholders approved this Plan amendment on April 22, 2008, and the Plan now terminates twenty years from the date of such approval, or April 22, 2028.  At March 31, 2008, 719,205 shares were outstanding under the Plan.  In most cases, options granted under the Plan vest at the end of a three-year period from the date of the award. Options are granted with an exercise price equal to the closing price at the date of grant.

Stock Options

We use the Black-Scholes option pricing model to estimate the fair value of each option grant as of the date of grant. The volatilities are based on the 90 day historical volatility of our common stock as the grant date. The risk free interest rate is based on zero-coupon U.S. government issues with a remaining term equal to the expected life of the option. Historically, the expected life for options was calculated using the simplified method. The simplified method was calculated as the vesting term plus the contractual term divided by two.

2007
Estimated weighted-average fair value of options granted	$7.86

2007
Weighted average dividend yield	0%
Weighted average volatility	34.84%
Weighted average risk free interest rate	4.65%
Expected life of option (years)	7

There were no options granted during the first quarter ended March 31, 2008.

On January 24, 2008, we issued a stock grant totaling 1,084 shares to a certain director.  The total value of the grant was $25 and is included in general and administrative expenses.

The Company recognized $26 and $77 of stock based compensation expense (which includes the above stock grant to a certain director), for the three months ended March 31, 2008 and 2007, respectively, which is included in general and administrative expense. As of March 31, 2008, there was no unrecognized compensation costs related to unvested options.

Restricted Stock

In December 2006, the Board of Directors adopted a performance-based incentive program under our Long-Term Incentive Plan. This new program provided participating executives with the opportunity to earn a combination of stock (50%) and cash (50%) if certain performance targets for pre-tax income and pre-tax free cash flow are achieved. On February 23, 2007, certain participating executives became entitled to performance restricted stock based on the stock price at the commencement of the first three year performance cycle (2007 – 2009) and as a result 16,404 shares were issued subject to vesting upon the achievement of the performance goals. On April 13, 2007, an additional 13,294 shares of the performance restricted stock were issued subject to vesting upon the achievement of the three year performance goals to the remaining participating executives.   On December 31, 2007, 3,849 shares were released free of restrictions in accordance with the achievement of the first year performance goals.

The Company’s Compensation Committee and the Board of Directors subsequently approved a one-time grant of restricted stock units to be awarded to members of our senior management team on or about July 1, 2008 in lieu of any further incentive compensation pursuant to the restricted stock and cash award program for cycles that otherwise would have begun in 2008 and thereafter.

In accordance with SFAS No. 123R, recording of stock-based compensation expense for awards with performance conditions is based on the probable outcome of that performance condition.  The Company recognized $27 and $51 of stock-based compensation expense and $27 and $51 of cash compensation expense related to the performance-based incentive program, for the three months ended March 31, 2008 and 2007, respectively, which is included in general and administrative expenses.  As of March 31, 2008, there was $254 of unrecognized compensation costs related to the performance-based incentive program which is expected to be recognized over a weighted average period of 1.75 years.

4.                 Net Income Per Common Share

In accordance with SFAS No.128, Earnings Per Share (“EPS”), basic net income per share is computed by dividing net income by the weighted daily average number of shares of common stock outstanding during the period. Diluted net income per share is based upon the weighted daily average number of shares of common stock outstanding for the period plus dilutive potential common shares, including stock options using the treasury-stock method.

A reconciliation of the weighted average basic shares outstanding to the weighted average diluted shares outstanding is as follows:

	Three Months Ended
	March 31,
	(Unaudited)
	2008	2007
Net income	$4,277	$3,482
Weighted average basic shares outstanding	18,122,846	19,206,664
Effect of dilutive stock options	411,924	512,658
Weighted average diluted shares outstanding	18,534,770	19,719,322
Net income per share
Basic	$0.24	$0.18
Diluted	$0.23	$0.18

For the three months ended March 31, 2008 and 2007, 25,849 and 16,404 shares, respectively, of performance based restricted stock were not included in the computation of weighted diluted common share amounts because the number of shares ultimately issued is contingent on the Company’s performance goals, which were not achieved as of that date.

On March 11, 2008, our Board of Directors approved an award of 750,000 restricted stock units to senior management, to be made on or about July 1, 2008 under the provisions of the existing Long Term Incentive Plan.

There are no additional securities that could dilute basic EPS in the future that were not included in the computation of diluted EPS, other than those disclosed.

5.              Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards, Fair Value Measurements (“Statement No. 157”). Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements. The statement emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. Certain requirements of Statement No. 157 are required for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The effective date for other requirements of Statement No. 157 has been deferred for one year by the FASB. The Company adopted the sections of Statement No. 157 which are effective for fiscal years beginning after November 15, 2007 and there was no impact on the Company’s consolidated financial statements. The Company is currently evaluating the impact of the delayed Sections of Statement No. 157 on its consolidated financial statements, but is not yet in a position to determine the impact of its adoption.

In December 2007, the FASB issued Statement No. 141 (Revised 2007), Business Combinations (“Statement No. 141R”), effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Statement No. 141R establishes principles and requirements on how an acquirer recognizes and measures in its financial statements identifiable assets acquired, liabilities assumed, noncontrolling interests in the acquiree, goodwill or gain from a bargain purchase and accounting for transaction costs. Additionally, Statement No. 141R determines what information must be disclosed to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company will adopt Statement No. 141R on January 1, 2009.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. (“Statement No. 160”) Statement No. 160 requires entities to report noncontrolling (minority) interests as a component of shareholders’ equity on the balance sheet; include all earnings of a consolidated subsidiary in consolidated results of operations; and treat all transactions between the parent and its noncontrolling interest holder that increase or decrease the noncontrolling interest as equity  provided the parent does not lose control. Statement No. 160 is effective for fiscal years beginning on or after December 15, 2008, must be adopted concurrently with SFAS 141R, and adoption is prospective only; however, presentation and disclosure requirements described above must be applied retrospectively. The Company is currently evaluating the impact that Statement No. 160 will have on its financial statements and disclosures.

6.                 Acquisitions

During February 2008, the Company acquired certain assets of G.O. Parking in Chicago, Illinois.  Consideration for the acquisition was approximately $5,262 with an additional $3,000 to be paid in five annual installments of $600, commencing February 2009.  In addition, the Company paid and capitalized $198 in acquisition costs.

During the year ended December 31, 2007, the Company completed four acquisitions and purchased certain assets of a valet operation in Seattle, Washington. Consideration for all acquisitions was approximately $6,550, ($5,928 paid in cash and $622 through the sale of certain contract rights in a non-cash transaction) with an estimated $1,525 to be paid in the future based upon financial performance compared to forecast. In addition, the Company paid and capitalized $274 in acquisition costs. A summary of the acquisitions follows:

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

The acquisitions for 2008 and 2007 were accounted for using the purchase method of accounting.  The purchase price allocations are based on preliminary estimates.  These estimates are subject to revision after the Company completes its fair value analysis.  The Company financed the acquisitions through additional term borrowings under the senior credit facility and existing cash. The results of operations of these acquisitions are included in the Company’s consolidated statement of income from the date of acquisition. None of the acquisitions, either individually or in the aggregate is considered material to the Company.

7.  Leasehold Improvements, Equipment and Construction in Progress, net

A summary of leasehold improvements, equipment, and construction in progress and related accumulated depreciation and amortization is as follows:

	Ranges of Estimated useful life	March 31, 2008	December 31, 2007
		(Unaudited)
Equipment	2-10 years	$33,280	$30,234
Leasehold improvements	Shorter of lease term or economic life up to 10 years	10,090	10,082
Construction in progress		2,291	4,129
		45,661	44,445
Less accumulated depreciation and amortization		(29,633)	(28,750)
Leasehold improvements, equipments and construction in progress, net		$16,028	$15,695

Depreciation expense was $994, and $1,014 for the three months ended March 31, 2008 and 2007, respectively. Depreciation includes losses on abandonments of leasehold improvements and equipment of $4 and $11 in 2008 and 2007, respectively.

8.  Cost of Contracts, net

Cost of contracts represents the contractual rights associated with providing parking services at a managed or leased facility. Cost consists of either capitalized payments made to third parties or the value ascribed to contracts acquired through acquisition. Cost of contracts are amortized over the estimated life of the contracts, including anticipated renewals and terminations.

The balance of cost of contracts is comprised of the following:

	March 31, 2008	December 31, 2007
	(Unaudited)
Cost of contracts	$43,230	$39,953
Accumulated amortization	(32,557)	(32,265)
Cost of contracts, net	$10,673	$7,688

Amortization expense related to cost of contracts was $305 and $233 for the three months ended March 31, 2008 and 2007, respectively. The weighted average useful life is 9 years for 2008 and 7 years for 2007.

9.                 Goodwill and Intangible Assets

As of March 31, 2008 and December 31, 2007, the Company’s finite lived intangible assets amount to $397 and $193, respectively net of accumulated amortization of $104 and $36, which primarily consisted of non-compete agreements amortized over their contractual lives.

The change in the carrying amount of goodwill is summarized as follows:

Beginning balance at January 1, 2008	$119,890
Effect of foreign currency translation	(135)
Purchase price adjustment related to acquisitions	4,678
Ending balance at March 31, 2008	$124,433

Amortization expense for intangible assets was $67 and $2 for the three months ended March 31, 2008 and 2007, respectively. As a result of the acquisitions which occurred during 2007, our contingent payments outstanding total $1,525 and will be paid over time based on performance. Such contingent payments will be accounted for as additional purchase price.

The Company has assigned its goodwill to its various reporting units. The following table reflects the changes in the carrying amounts of goodwill by reported segment for the three months ended March 31, 2008.

	Region One	Region Two	Region Three	Region Four	Total
Balance as of January 1, 2008	$55,175	$16,367	$25,771	$22,577	$119,890
Acquired during the period	3,436	—	1,242	—	4,678
Foreign currency translation	—	(135)	—	—	(135)
Balance as of March 31, 2008	$58,611	$16,232	$27,013	$22,577	$124,433

10.          Long-Term Receivables

Long-term receivables, net, consist of the following:

	Amount Outstanding
	March 31, 2008	December 31, 2007
	(Unaudited)
Bradley International Airport
Deficiency payments	$5,088	$4,135
Other Bradley related, net	3,203	3,203
Valuation allowance	(2,484)	(2,484)
Total long-term receivables, net	$5,807	$4,854

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

To the extent that monthly gross receipts are not sufficient for the trustee to make the required payments, we are obligated pursuant to our agreement, to deliver the deficiency amount to the trustee within three business days of being notified. We are responsible for these deficiency payments regardless of the amount of utilization for the Bradley parking facilities. In the three months ended March 31, 2008, we made deficiency payments (net of repayments) of $952 and did not record or receive any interest and premium income related to deficiency repayments from the trustee. In the three months ended March 31, 2007, we made deficiency payments (net of  repayments) of $300 and recorded a $13 increase to a receivable related to interest and premium income on deficiency repayments from the trustee. The total receivable from the trustee for interest and premium income related to deficiency repayments as of March 31, 2008 was $52 compared to $127 as of March 31, 2007.

The deficiency payments represent contingent interest bearing advances to the trustee to cover operating cash flow requirements. The payments, if any, are recorded as a receivable by us for which we are reimbursed from time to time as provided in the trust agreement. As of March 31, 2008, we have advanced to the trustee $5,088, net of reimbursements. We believe these advances to be fully recoverable and therefore have not recorded a valuation allowance for them. We do not guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee. Total cumulative net management fees related to Bradley are $5,656. Prior to 2003, we recognized a total of $2,506 in fees. A full valuation allowance was recorded against these fees during the year ended December 31, 2003. Due to the existence of outstanding guarantor payments, $3,150 in management fees have not been recognized as of March 31, 2008.

11.          Borrowing Arrangements

Long-term borrowings, in order of preference, consist of:

		Amount Outstanding
	Due Date	March 31, 2008	December 31, 2007
		(Unaudited)

Senior credit facility	June 2011	$87,000	$74,150
Capital lease obligations	Various	4,218	4,649
Obligations on Seller notes and other	Various	1,511	1,564
		92,729	80,363
Less current portion		1,555	1,938
		$91,174	$78,425

Senior Credit Facility

The senior credit facility consists of  $135,000 revolving credit facility that will expire on June 29, 2011. The revolving credit facility includes a letter of credit sub-facility with a sublimit of $50,000 and a swing line sub-facility with a sublimit of $10,000.

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

The weighted average interest rate on our senior credit facility at March 31, 2008 and December 31, 2007 was 4.0% and

5.4%, respectively. The rate includes all outstanding LIBOR contracts, interest rate cap effect and letters of credit. The weighted average interest rate on outstanding borrowings, not including letters of credit, was 4.6% and 6.5% at March 31, 2008 and December 31, 2007, respectively.

At March 31, 2008, we had $21,078 of letters of credit outstanding under the senior credit facility, borrowings against the senior credit facility aggregated $87,000, and we had $26,922 available under the senior credit facility.

We have entered into various financing agreements, which were used for the purchase of equipment.

12.          Stock Repurchase

In December 2007, the Board of Directors authorized us to repurchase shares of our common stock, on the open market or through private purchases, up to $25,000 in aggregate.  As of December 31, 2007, $22,882 remained available for repurchase under this authorization.

During the first quarter of 2008, we repurchased 255,300 shares at an average price of $20.79 per share, including average commissions of $0.03 per share, on the open market.  Our majority shareholder sold to us 120,111 shares in the first quarter at an average price of $20.76 per share.  The total value of the first quarter transactions was $7,800.  214,500 shares were retired in March 2008 and the remaining 160,911 shares were held as treasury stock at March 31, 2008.

As of March 31, 2008, $15,082 remained available for repurchase under the December 2007 authorization by the Board of Directors.

In March 2007, the Board of Directors authorized us to repurchase shares of our common stock, on the open market or through private purchases, up to $20,000 in aggregate.  This repurchase program was completed during the fourth quarter of 2007.

During the first quarter of 2007, we repurchased 95,278 shares at an average price of $17.57 per share, including average commissions of $0.01 per share, on the open market. Our majority shareholder sold to us 100,000 shares in the first quarter at an average price of $17.56 per share. The total value of the first quarter transactions was $3,430. All treasury shares were retired in March 2007.

13.          Domestic and Foreign Operations

Our business activities consist of domestic and foreign operations. Foreign operations are conducted in Canada. Revenue attributable to foreign operations was less than 10% of consolidated revenues for each of the periods ended March 31, 2008 and March 31, 2007.

A summary of information about our foreign and domestic operations is as follows:

	For the three months ended
	March 31, 2008	March 31, 2007
	(Unaudited)
Total revenues, excluding reimbursement of management contract expenses:
Domestic	$72,520	$62,437
Foreign	1,054	957
Consolidated	$73,574	$63,394

Operating income:
Domestic	$8,572	$7,415
Foreign	281	171
Consolidated	$8,853	$7,586

Net income before income taxes:
Domestic	$6,959	$5,659
Foreign	296	183
Consolidated	$7,255	$5,842

	March 31, 2008	December 31, 2007
Identifiable assets:
Domestic	$219,294	$207,375
Foreign	8,554	8,013
Consolidated	$227,848	$215,388

Business Unit Segment Information

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131”), establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources. The CODM, as defined by SFAS 131, is the Company’s President and Chief Executive Officer (“CEO”).

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

The Company is managed based on regions administered by executive vice presidents. Three regions are generally organized geographically with the fourth region encompassing major airports and transportation operations nationwide. The following is a summary of revenues (excluding reimbursement of management contract expenses) and operating income before depreciation and amortization by regions for the three months ended March 31, 2008 and 2007. Information related to prior periods has been recast to conform to the new region alignment.

In accordance with SFAS 131, the Company has provided this business unit segment information for all comparable prior periods. Segment information is summarized as follows (in thousands):

	For the three months ended
	March 31, 2008	March 31, 2007
	(Unaudited)
Revenues(a):
Region One	$27,910	$24,618
Region Two	7,964	6,491
Region Three	16,186	14,929
Region Four	19,218	16,763
Other	2,296	593
Total revenues	$73,574	$63,394
Operating income (loss):
Region One	7,525	7,564
Region Two	3,270	2,425
Region Three	5,589	5,057
Region Four	4,597	4,079
Other	(10,757)	(10,287)
Operating income before depreciation and amortization	10,224	8,838

Depreciation and amortization	1,371	1,252
Total operating income	$8,853	$7,586
Other expenses (income):
Interest expense	$1,518	$1,803
Interest income	(42)	(219)
	1,476	1,584
Minority interest	122	160
Income before income taxes	7,255	5,842
Income tax expense (benefit)	2,978	2,360
Net income	$4,277	$3,482

(a)                                  Excludes reimbursement of management contract expenses.

Region One encompasses operations in Delaware, District of Columbia, Illinois, Indiana, Iowa, Kansas, Maine, Maryland, Massachusetts, Minnesota, Missouri, New Hampshire, New Jersey, New York, North Carolina, Ohio, Rhode Island, Vermont, Virginia, and Wisconsin, along with regional general and administrative expenses.

Region Two encompasses operations in Alabama, British Columbia, Florida, Georgia, Louisiana, Ontario, Tennessee, and Texas, along with regional general and administrative expenses.

Region Three encompasses operations in Arizona, California, Colorado, Hawaii, Nevada, Utah, Washington, and Wyoming, along with regional general and administrative expenses.

Region Four encompasses all major airport and transportation operations nationwide, along with regional general and administrative expenses.

Other consists of ancillary revenue that is not specifically identifiable to a region and support office general and administrative expenses.

The CODM does not evaluate segments using discrete asset information.

14.          Comprehensive Income

Comprehensive income consists of the following components:

	For the three months ended
	March 31, 2008	March 31, 2007
	(Unaudited)
Net income	$4,277	$3,482
Revaluation of interest rate cap	—	43
Reclassification adjustment for net loss realized in net income for cash flow hedge, net of tax	95	—
Effect of foreign currency translation	(55)	(127)
Comprehensive income	$4,317	$3,398

15. Income Taxes

For the three months ended March 31, 2008, the Company recognized income tax expense of $2,978 on pre-tax earnings of $7,255 compared to $2,360 tax expense on pretax earnings of $5,842 for the three months ended March 31, 2007. The increase in income tax expense is based on an effective tax rate of approximately 41.0% in the first quarter of 2008 compared to approximately 40.4% in the first quarter of 2007.  The change in the Company’s effective tax rate resulted from an increase in the Company’s state tax rate.

In July 2006, FASB issued Statement of Financial Accounting Standards Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes”. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes potential interest and penalties related to uncertain tax positions, if any, in income tax expense. Upon adoption, the Company completed a detailed analysis of its tax positions and determined that the implementation of FIN 48 did not have an impact on the Company’s financial position or results from operations.  As of March 31, 2008, the Company has not identified any tax positions that would have a material impact on the Company’s financial position.

The tax years that remain subject to examination for the Company’s major tax jurisdictions at March 31, 2008 are shown below:

2004 – 2007	United States — federal income tax
2002 – 2007	United States — state and local income tax
2003 – 2007	Canada

16. Hurricane Katrina

On May 2, 2008, we entered into a definitive settlement agreement with our insurance carrier to finalize all of our open claims with respect to Hurricane Katrina. The settlement agreement is for $4,225 of which $2,000 was received previously. We are required to reimburse the owners of the leased and managed locations for property damage of approximately $2,200, which was previously accrued.  After payment of settlement fees, expenses and other amounts due under contractual arrangements, we expect to record approximately $1,800 in pre-tax income in the second quarter of 2008.

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion will assist in understanding our financial position and results of operations. The information below should be read in conjunction with the consolidated financial statements, the related notes to the consolidated financial statements and our Form 10-K for the year ended December 31, 2007.

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

We continue to be subject to certain factors that could cause our results to differ materially from expected and historical results (see the “Risk Factors” set forth in our 2007 Form 10-K filed on March 14, 2008).

Overview

Our Business

We manage parking facilities in urban markets and at airports across the United States and in three Canadian provinces. We do not own any facilities, but instead enter into contractual relationships with property owners or managers.

We operate our clients’ properties through two types of arrangements: management contracts and leases. Under a management contract, we typically receive a base monthly fee for managing the facility, and we may also receive an incentive fee based on the achievement of facility performance objectives. We also receive fees for ancillary services. Typically, all of the underlying revenues and expenses under a standard management contract flow through to our clients rather than to us. However, some management contracts, which are referred to as “reverse” management contracts, usually provide for larger management fees and require us to pay various costs. Under lease arrangements, we generally pay to the property owner either a fixed annual rent, a percentage of gross customer collections or a combination thereof. We collect all revenues under lease arrangements and we are responsible for most operating expenses, but we are typically not responsible for major maintenance, capital expenditures or real estate taxes. Margins for lease contracts vary significantly, not only due to operating performance, but also due to variability of parking rates in different cities and varying space utilization by parking facility type and location. As of March 31, 2008, we operated 89% of our locations under management contracts and 11% under leases.

In evaluating our financial condition and operating performance, management’s primary focus is on our gross profit, total general and administrative expense and general and administrative expense as a percentage of our gross profit. Although the underlying economics to us of management contracts and leases are similar, the manner in which we are required to account for them differs. Revenue from leases includes all gross customer collections derived from our leased locations (net of parking tax), whereas revenue from management contracts only includes our contractually agreed upon management fees and amounts attributable to ancillary services. Gross customer collections at facilities under management contracts, therefore, are not included in our revenue. Accordingly, while a change in the proportion of our operating agreements that are structured as leases versus management contracts may cause significant fluctuations in reported revenue and expense of parking services, that change will not artificially affect our gross profit. For example, as of March 31, 2008, 89% of our locations were operated under management contract and 87% of our gross profit for the period ended March 31, 2008 was derived from management contracts. Only 49% of total revenue (excluding reimbursement of management contract expenses), however, was from management contracts because under those contracts the revenue collected from parking customers belongs to our clients. Therefore, gross profit and total general and administrative expense, rather than revenue, are management’s primary focus.

General Business Trends

We believe that sophisticated commercial real estate developers and property managers and owners recognize the potential for parking and related services to be a profit generator rather than a cost center. Often, the parking experience makes both the first and the last impressions on their properties’ tenants and visitors. By outsourcing these services, they are able to capture additional profit by leveraging the unique operational skills and controls that an experienced parking management company can offer. Our ability to consistently deliver a uniformly high level of parking and related services and maximize the profit to our clients improves our ability  to win contracts and retain existing locations. Our retention rate for the twelve month period ended March 31, 2008 was 92%, compared to 90% for the year-ago period, which also reflects our decision not to renew, or terminate, unprofitable contracts.

For the three months ended March 31, 2008 compared to the three months ended March 31, 2007, average gross profit per location decreased by 2.3% from $10.0 thousand to $9.8 thousand, as a result of acquired businesses with lower gross profit per location.

Summary of Operating Facilities

We focus our operations in core markets where a concentration of locations improves customer service levels and operating margins. The following table reflects our facilities operated at the end of the periods indicated:

	March 31, 2008	December 31, 2007	March 31, 2007

Managed facilities	1,966	1,893	1,717
Leased facilities	244	238	245

Total facilities	2,210	2,131	1,962

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

Results of Operations

Three Months ended March 31, 2008 Compared to Three Months ended March 31, 2007

Parking services revenue—lease contracts. Lease contract revenue increased $2.5 million, or 7.1%, to $37.7 million in the first quarter of 2008, compared to $35.2 million in the first quarter 2007. This increase resulted from an increase in new location revenue of $3.4 million and an increase in same location revenue of $2.1 million, partially offset by reductions in revenue related to contract expirations of $3.0 million.  The increase in same location revenue was due to increases in short-term parking revenue of $1.3 million, or 6.0%, and an increase in monthly parking revenue of $0.8 million, or 8.1%.

Parking services revenue—management contracts. Management contract revenue increased $7.7 million, or 27.3%, to $35.9 million in the first quarter of 2008, compared to $28.2 million in the first quarter of 2007. This increase resulted from an increase of $7.2 million in revenues from new locations and an increase in same location revenue of $2.4 million, partially offset by reductions in revenue attributable to contract expirations of $1.9 million. The increase in same location revenue was primarily due to additional fees from reverse management locations and ancillary services.

Reimbursement of management contract expense. Reimbursement of management contract expenses increased $9.0 million, or 9.9%, to $99.5 million in the first quarter of 2008, compared to $90.5 million in the first quarter of 2007. This increase resulted from additional reimbursements for costs incurred on the behalf of owners.

Cost of parking services—lease contracts. Cost of parking services for lease contracts increased $2.9 million, or 9.0%, to $34.9 million in the first quarter of 2008, compared to $32.0 in the first quarter of 2007. This increase resulted from an increase in costs from new locations of $3.2 million, an increase in same location costs of $2.6 million, partially offset by reductions in costs attributable to contract expirations of $2.9 million.  The increase in same location costs was due to increases in rent expense of $1.9 million, or 8.4%, due to percentage rental payments from increased revenue, $0.2 million, or 3.6% for increases in payroll and payroll related expenses and an increase in other operating costs of $0.5 million.

Cost of parking services—management contracts. Cost of parking services for management contracts increased $5.3 million, or 45.4%, to $17.0 million in the first quarter of 2008, compared to $11.7 million in the first quarter of 2007. This increase resulted from an increase of $4.6 million in costs from new reverse management locations, an increase in same location costs of $1.5 million that was partially offset by reductions in costs attributable to contract expirations of $0.8 million. The increase in same location costs was due to increased costs from reverse management locations and ancillary services.

Reimbursed management contract expense. Reimbursed management contract expenses increased $9.0 million, or 9.9%, to $99.5 million in the first quarter of 2008, compared to $90.5 million in the first quarter of 2007. This increase resulted from additional reimbursed costs incurred on the behalf of owners.

Gross profit—lease contracts. Gross profit for lease contracts decreased $0.4 million, or 11.9%, to $2.8 million in the first quarter of 2008, compared to $3.2 million in the first quarter of 2007. Gross margin percentage for lease contracts decreased to 7.4% in the first quarter of 2008, compared to 9.0% in the first quarter of 2007. This margin decrease was due to increases in rent expense and other expenses on existing locations.

Gross profit—management contracts. Gross profit for management contracts increased $2.3 million, or 14.3%, to $18.8 million in the first quarter of 2008, compared to $16.5 million in the first quarter of 2007. Gross margin percentage for management contracts decreased to 52.5% in the first quarter of 2008, compared to 58.4% in the first quarter of 2007. This decrease was primarily due to increases in costs from reverse management locations, partially offset by a favorable change in insurance loss experience reserve estimates relating to prior years of $0.5 million.

General and administrative expenses. General and administrative expenses increased $0.6 million, or 5.5%, to $11.4 million in the first quarter of 2008, compared to $10.8 million in the first quarter of 2007. This increase resulted primarily from increases in payroll and payroll related expenses of $0.5 million, offset by a reduction in professional fees of $0.1 million.

Interest expense. Interest expense decreased $0.3 million, or 15.8%, to $1.5 million in the first quarter of 2008, compared to $1.8 million in the first quarter of 2007. This decrease resulted primarily from a decrease in interest rates.

Interest income. Interest income decreased $0.1 million, to $0.1 million in the first quarter of 2008, compared to $0.2 million in the first quarter of 2007. The decrease resulted primarily from payment of interest in conjunction with the collection of an outstanding receivable in 2007, which did not recur in 2008.

Income tax expense. Income tax expense increased $0.6 million, or 26.2%, to $3.0 million in the first quarter of 2008, compared to $2.4 million in the first quarter of 2007.  The increase in income tax expense is based on an effective tax rate of approximately 41.0% in 2008 compared to approximately 40.0% in 2007. The change in the Company’s effective tax rate resulted from an increase in the Company’s state tax rate.

Segment revenue

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131”), establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources. The CODM, as defined by SFAS 131, is the Company’s President and Chief Executive Officer (“CEO”).

The Company is managed based on regions administered by executive vice presidents. Three regions are generally organized geographically with the fourth region encompassing major airports and transportation operations nationwide. The following is a summary of revenues (excluding reimbursement of management contract expenses) by region for the three months ended March 31, 2008 and 2007. Information related to prior years has been recast to conform to the current regional alignment.

Segment revenue information is summarized as follows (in thousands):

	For the three months ended
	March 31, 2008	March 31, 2007
Revenues(a):
Region One	$27,910	$24,618
Region Two	7,964	6,491
Region Three	16,186	14,929
Region Four	19,218	16,763
Other	2,296	593
Total revenues	$73,574	$63,394

(a)                                  Excludes reimbursement of management contract expenses.

Region One encompasses Delaware, District of Columbia, Illinois, Indiana, Iowa, Kansas, Maine, Maryland, Massachusetts, Minnesota, Missouri, New Hampshire, New Jersey, New York, North Carolina, Ohio, Rhode Island, Vermont, Virginia, and Wisconsin.

Region Two encompasses Alabama, British Columbia, Florida, Georgia, Louisiana, Ontario, Tennessee, and Texas.

Region Three encompasses Arizona, California, Colorado, Hawaii, Nevada, Utah, Washington, and Wyoming.

Region Four encompasses all major airport and transportation operations nationwide.

Other consists of ancillary revenue that is not specifically identifiable to a region.

Revenue increased $10.2 million, or 16.1%, to $73.6 million for the first quarter of 2008, compared to $63.4 million in the first quarter of 2007. This increase resulted from an increase of $3.3 million in revenue from Region One, an increase of $1.5 million in revenue from Region Two, an increase of $1.2 million in revenue from Region Three, an increase of $2.5 million in revenue from Region Four, and an increase in revenue of $1.7 million in Other.

Region One revenue increased $3.3 million, or 13.4%, to $27.9 million for the first quarter of 2008, compared to $24.6 million for the first quarter of 2007. This increase resulted from an increase of $4.9 million in revenue from new locations and an increase in same location revenue of $0.6 million, partially offset by reductions in revenue attributable to contract expirations of $2.2 million.

Region Two revenue increased $1.5 million, or 22.7%, to $8.0 million for the first quarter of 2008, compared to $6.5 million for the first quarter of 2007. This increase resulted from an increase of $1.1 million in revenue from new locations and an increase in same location revenue of $0.7 million, partially offset by reductions in revenue attributable to contract expirations of $0.3 million.

Region Three revenue increased $1.2 million, or 8.4%, to $16.1 million for the first quarter of 2008, compared to $14.9 million for the first quarter of 2007. This increase resulted from an increase of $3.0 in revenue from new locations and an increase in same location revenue of $0.3 million, partially offset by reductions in revenue attributable to contract expirations of $2.1 million.

Region Four revenue increased $2.5 million, or 14.6%, to $19.2 million for the first quarter of 2008, compared to $16.7 million for the first quarter of 2007. This increase resulted from an increase of $1.6 million in revenue from new locations and an increase in same location revenue of $1.2 million, partially offset by reductions in revenue attributable to contract expirations of $0.3 million.

Other revenue increased $1.7 million to $2.3 million for the first quarter of 2008, compared to $0.6 million for the first quarter of 2007. This increase resulted from increases in ancillary revenue that is not specifically identifiable to a region.

Liquidity and Capital Resources

Outstanding Indebtedness

On March 31, 2008, we had total indebtedness of approximately $92.7 million, an increase of $12.3 million from December 31, 2007. The $92.7 million includes:

•                                          $87.0 million under our senior credit facility; and

•                                          $5.7 million of other debt including capital lease obligations and obligations on seller notes and other indebtedness.

We believe that our cash flow from operations, combined with additional borrowing capacity under our senior credit facility, which amounted to $26.9 million at March 31, 2008, will be sufficient to enable us to pay our indebtedness, or to fund other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before their respective maturities. We believe that we will be able to refinance our indebtedness on commercially reasonable terms.

Senior Credit Facility

The senior credit facility consists of  $135.0 million revolving credit facility that will expire on June 29, 2011. The credit facility includes a letter of credit sub-facility with a sublimit of $50.0 million and a swing line sub-facility with a sublimit of $10.0 million.

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

At March 31, 2008, we had $21.1 million of letters of credit outstanding under the senior credit facility, borrowings against the senior credit facility aggregated $87.0 million and we had $26.9 million available under the senior credit facility.

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

At March 31, 2008, the fair value of the $50.0 million Rate Cap Transaction was immaterial.  During the first quarter of 2008, it was determined that the Rate Cap Transaction was going to continue to report a net loss in accumulated other comprehensive income.  As a result, $0.1 million, net of tax, was reclassed from accumulated other comprehensive income and into net earnings.  It was recorded as an increase of interest expense in the consolidated statement of income for the three months ended March 31, 2008.

At December 31, 2007, the fair value of the Rate Cap Transaction was immaterial.  Total changes in the fair value of the Rate Cap Transaction as of December 31, 2007 was $0.3 million, of which $0.1 million has been reflected in accumulated other comprehensive income, net of tax, on the consolidated balance sheet.  $0.1 million of this change was recorded as an increase of interest expense in the consolidated statement of income for the year ended December 31, 2007.

We do not enter into derivative instruments for any purpose other than cash flow hedging purposes.

Stock Repurchase

In December 2007, the Board of Directors authorized us to repurchase shares of our common stock, on the open market or through private purchases, up to $25.0 million in aggregate.  As of December 31, 2007, $22.9 million remained available for repurchase under this authorization.

During the first quarter of 2008 we repurchased 255,300 shares at an average price of $20.79 per share, including average commissions $0.03 per share, on the open market.  Our majority shareholder sold to us 120,111 shares in the first quarter at an average price of $20.76 per share.  The total value of the first quarter transactions was $7.8 million.  214,500 shares were retired in March 2008 and the remaining 160,911 shares were held as treasury stock at March 31, 2008.

As of March 31, 2008, $15.1 million remained available for repurchase under the December 2007 authorization by the Board of Directors.

In March 2007, the Board of Directors authorized us to repurchase shares of our common stock, on the open market or through private purchases, up to $20.0 million in aggregate.  This repurchase program was completed during the fourth quarter of 2007.

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

Letters of Credit

At March 31, 2008, we have provided letters of credit totaling $18.7 million to our casualty insurance carriers to collateralize our casualty insurance program.

As of March 31, 2008, we provided $2.4 million in letters to collateralize other obligations.

Deficiency Payments

Pursuant to our obligations with respect to the parking garage operations at Bradley International Airport, we are required to make certain payments for the benefit of the State of Connecticut and for holders of special facility revenue bonds. The deficiency payments represent contingent interest bearing advances to the trustee to cover operating cash flow requirements. The payments, if any, are recorded as a receivable by us for which we are reimbursed from time to time as provided in the trust agreement. As of March 31, 2008, we have advanced to the trustee $5.1 million, net of reimbursements. We believe these advances to be fully recoverable and therefore have not recorded a valuation allowance for them. We do not guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.

We made deficiency payments (net of repayments) of $1.0 million in the first three months of 2008 compared to $0.3 million in the first three months of 2007. We did not receive any payments for interest and premium income related to deficiency payments in the first three months of 2008 and 2007.

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

Net Cash Provided by Operating Activities

Net cash provided by operating activities totaled $4.1 million for the first three months of 2008.  Cash provided included $7.1 million from operations and a net decrease in operating assets and liabilities of $3.0 million which was due to an increase in accounts receivable of $2.9 million, a decrease in other liabilities of $1.3 and million, an increase in other assets of $0.4 million, partially offset by an increase in accounts payable of $1.3 million, and a decrease of $0.3 million in prepaid assets.

Net cash provided by operating activities totaled $6.1 million for the first three months of 2007.  Cash provided included $6.5 million from operations and a net decrease in operating assets and liabilities of $0.4 million due to an increase in accounts receivable of $2.9 million, partially offset by an increase in accounts payable of $2.3 million, and an increase of $0.2 million in other liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities totaled $6.6 million in the first three months of 2008.  Cash used in investing activities for the first three months of 2008 included business acquisitions of $5.4 million, capital expenditures of $0.9 million for capital investments needed to secure and/or extend leased facilities, investment in information system enhancements and infrastructure, capitalized interest of $0.2 million and cost of contract purchases of $0.1 million.

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

Net Cash Used in Financing Activities

Net cash provided by financing activities totaled $5.1 million in the first three months of 2008.  Cash provided by financing activities for 2008 included $12.9 million in proceeds from our senior credit facility, $0.2 million in proceeds from the exercise of stock options and $0.3 million in excess tax benefits related to stock option exercises, partially offset  by $7.8 million used to repurchase our common stock and $0.5 million used for payments on capital leases.

Net cash used in financing activities totaled $6.4 million in the first three months of 2007.  Cash used in financing activities for 2007 included $3.4 million to repurchase our common stock, $2.6 million in payments on the senior credit facility, $0.8 million used for payments on capital leases and $0.1 million for cash used on long-term borrowings, which is partially offset by $0.2 million in proceeds from the exercise of stock options and $0.3 million in excess tax benefits related to stock option exercises.

Cash and Cash Equivalents

We had cash and cash equivalents of $11.1 million at March 31, 2008, compared to $8.5 million at December 31, 2007. The cash balances reflect our ability to utilize funds deposited into our local accounts and which based upon availability, timing of deposits and the subsequent movement of that cash into our corporate accounts may result in significant changes to our cash balances.

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

At March 31, 2008, the fair value of the $50.0 million Rate Cap Transaction was immaterial.  During the first quarter of 2008, it was determined that the Rate Cap Transaction was going to continue to report a net loss in accumulated other comprehensive income.  As a result, $0.1 million, net of tax, was reclassed from accumulated other comprehensive income and into net earnings.  It was recorded as an increase of interest expense in the consolidated statement of income for the three months ended March 31, 2008.

At December 31, 2007, the fair value of the Rate Cap Transaction was immaterial.  Total changes in the fair value of the Rate Cap Transaction as of December 31, 2007 was $0.3 million, of which $0.1 million has been reflected in accumulated other comprehensive income, net of tax, on the consolidated balance sheet.  $0.1 million of this change was recorded as an increase of interest expense in the consolidated statement of income for the year ended December 31, 2007.

We do not enter into derivative instruments for any purpose other than cash flow hedging purposes.

Our $135.0 million senior credit facility provides for a $135.0 million variable rate revolving facility. In addition, the credit facility includes a letter of credit sub-facility with a sublimit of $50.0 million and a swing line sub-facility with a sublimit of $10.0 million.  Interest expense on such borrowing is sensitive to changes in the market rate of interest. If we were to borrow the entire $145.0 million available under the facility, a 1% increase in the average market rate would result in an increase in our annual interest expense of $1.45 million.

This amount is determined by considering the impact of the hypothetical interest rates on our borrowing cost, but does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Due to the uncertainty of the specific changes and their possible effects, the foregoing sensitivity analysis assumes no changes in our financial structure.

Foreign Currency Risk

Our exposure to foreign exchange risk is minimal. All foreign investments are denominated in U.S. dollars, with the exception of Canada. We had approximately $1.7 million of Canadian dollar denominated cash instruments at March 31, 2008. We had no Canadian dollar denominated debt instruments at March 31, 2008.  We do not hold any hedging instruments related to foreign currency transactions. We monitor foreign currency positions and may enter into certain hedging instruments in the future should we determine that exposure to foreign exchange risk has increased.

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

PART II. OTHER INFORMATION

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Company. The following table contains detail related to the repurchase of common stock by the Company based on the date of trade during the quarter ended March 31, 2008. (In thousands except share and per share data)

Quarter Ended March 31, 2008	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program

From January 1 to January 31	128,669	$20.35	128,669	$20,263
From February 1 to February 29	118,816	20.99	118,816	17,769
From March 1 to March 31, 2008	127,926	21.00	127,926	15,082

Total for the quarter ended September 30	375,411	$20.78	375,411	$15,082

In December 2007, the Board of Directors authorized us to repurchase shares of common stock, on the open market or through private purchases, up to an additional $25,000 in aggregate.  As of December 31, 2007, $22,882 remained available for repurchase under this authorization.

During the first quarter of 2008 we repurchased 255,300 shares at an average price of $20.79 per share, including average commissions of $0.03 per share, on the open market.  Our majority shareholder sold to us 120,111 shares in the first quarter at an average price of $20.76 per share.  The total value of the first quarter transactions was $7,800.  214,500 shares were retired in March 2008 and the remaining 160,911 shares were held as treasury stock at March 31, 2008.

Item 6.                Exhibits

Exhibit Number	Description

31.1	Section 302 Certification dated May 9, 2008 for James A. Wilhelm, Director, President and Chief Executive Officer
31.2	Section 302 Certification dated May 9, 2008 for G. Marc Baumann, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
31.3	Section 302 Certification dated May 9, 2008 for Daniel R. Meyer, Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer)
32.1	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD PARKING CORPORATION

Dated: May 9, 2008	By:	/s/ DANIEL R. MEYER
Daniel R. Meyer Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer and Duly Authorized Officer)

Dated: May 9, 2008	By:	/s/ G. MARC BAUMANN
G. Marc Baumann Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Section 302 Certification dated May 9, 2008 for James A. Wilhelm, Director, President and Chief Executive Officer
31.2	Section 302 Certification dated May 9, 2008 for G. Marc Baumann, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
31.3	Section 302 Certification dated May 9, 2008 for Daniel R. Meyer, Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer)
32.1	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2008