Form 10-Q
period 2008-06-30
STANDARD PARKING CORP
filed 2008-08-08
CIK 1059262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 1, 2008, there were 17,840,298 shares of common stock of the registrant outstanding.

STANDARD PARKING CORPORATION
FORM 10-Q INDEX

Part I. Financial Information
Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets as of June 30, 2008 (Unaudited) and December 31, 2007	3
	Condensed Consolidated Statements of Income (Unaudited) for the three months ended June 30, 2008 and June 30, 2007 and the six months ended June 30, 2008 and June 30, 2007	4
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2008 and June 30, 2007	5
	Notes to Condensed Consolidated Interim Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27
Item 4.	Controls and Procedures	28
Part II. Other Information
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 4.	Submission of Matters to a Vote of Security Holders	29
Item 6.	Exhibits	31
Signatures		32
Index to Exhibits		33

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share data)

	June 30, 2008	December 31, 2007
	(Unaudited)	(see Note)
ASSETS
Current assets:
Cash and cash equivalents	$11,595	$8,466
Notes and accounts receivable, net	44,340	42,706
Prepaid expenses and supplies	3,188	2,765
Deferred taxes	6,247	6,247
Total current assets	65,370	60,184

Leasehold improvements, equipment and construction in progress, net	16,151	15,695
Advances and deposits	1,873	1,382
Long-term receivables, net	5,747	4,854
Intangible and other assets, net	5,137	4,350
Cost of contracts, net	10,404	7,688
Goodwill	124,530	119,890
Deferred taxes	—	1,345

Total assets	$229,212	$215,388

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,587	$42,941
Accrued and other current liabilities	31,612	33,195
Long-term borrowings	1,419	1,938
Total current liabilities	79,618	78,074

Deferred taxes	2,496	—
Long-term borrowings, excluding current portion	85,448	78,425
Other long-term liabilities	24,467	19,550

Stockholders’ equity (1):
Common stock, par value $.001 per share; 21,300,000 shares authorized; 17,873,658 and 18,371,308 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	18	18
Additional paid-in capital	139,144	150,520
Accumulated other comprehensive income	455	482
Treasury stock, at cost, 72,263 and 48,474 shares as of June 30, 2008 and December 31, 2007, respectively	(1,479)	(1,172)
Accumulated deficit	(100,955)	(110,509)
Total stockholders’ equity	37,183	39,339

Total liabilities and stockholders’ equity	$229,212	$215,388

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

See Notes to Condensed Consolidated Interim Financial Statements.

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for share and per share data, unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Parking services revenue:
Lease contracts	$40,003	$35,988	$77,697	$71,186
Management contracts	36,415	28,539	72,295	56,735
	76,418	64,527	149,992	127,921
Reimbursed management contract expense	99,317	87,588	198,768	178,085
Total revenue	175,735	152,115	348,760	306,006

Cost of parking services:
Lease contracts	34,711	31,768	69,604	63,786
Management contracts	18,162	11,703	35,208	23,427
	52,873	43,471	104,812	87,213
Reimbursed management contract expense	99,317	87,588	198,768	178,085
Total cost of parking services	152,190	131,059	303,580	265,298

Gross profit:
Lease contracts	5,292	4,220	8,093	7,400
Management contracts	18,253	16,836	37,087	33,308
Total gross profit	23,545	21,056	45,180	40,708

General and administrative expenses (1)	12,029	10,844	23,440	21,658
Depreciation and amortization	1,579	1,276	2,950	2,528

Operating income	9,937	8,936	18,790	16,522
Other expenses (income):
Interest expense	1,086	1,770	2,604	3,573
Interest income	(41)	(227)	(83)	(446)
	1,045	1,543	2,521	3,127
Minority interest	3	89	125	249

Income before income taxes	8,889	7,304	16,144	13,146
Income tax expense	3,612	2,953	6,590	5,313
Net income	$5,277	$4,351	$9,554	$7,833

Common stock data (2):
Net income per share:
Basic	$0.29	$0.23	$0.53	$0.41
Diluted	$0.29	$0.22	$0.52	$0.40
Weighted average shares outstanding:
Basic	17,891,155	18,930,560	18,007,316	19,068,612
Diluted	18,265,653	19,376,018	18,400,527	19,547,670

(1)   Non-cash compensation expense of $412 and $465 for the three and six months ended June 30, 2008, respectively, and $244 and $372 for the three and six months ended June 30, 2007, respectively, is included in general and administrative expense.

(2)   Share and per share amounts have been retroactively adjusted for the effect of the 2-for-1 stock split in January 2008.  See Note 2. Stock Split for additional information.

See Notes to Condensed Consolidated Interim Financial Statements.

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended
	June 30, 2008	June 30, 2007

Operating activities:
Net income	$9,554	$7,833
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	2,775	2,499
Loss on sale of assets	175	29
Amortization of debt issuance costs	142	136
Non-cash stock-based compensation	465	465
Excess tax benefit related to stock option exercises	(491)	(944)
Reversal for losses on accounts receivable	(49)	(196)
Deferred income taxes	3,841	3,710
Change in operating assets and liabilities	606	3,029
Net cash provided by operating activities	17,018	16,561

Investing activities:
Acquisitions	(5,457)	—
Purchase of leaseholds improvements and equipment	(2,515)	(2,483)
Cost of contracts purchased	(185)	—
Contingent purchase payments	(47)	(102)
Net cash used in investing activities	(8,204)	(2,585)

Financing activities:
Repurchase of common stock	(12,926)	(9,998)
Proceeds from exercise of stock options	342	754
Tax benefit related to stock option exercises	491	944
Proceeds from (payments on) senior credit facility	7,450	(5,050)
Payments on long-term borrowings	(56)	(77)
Payments of debt issuance costs	(35)	(35)
Payments on capital leases	(891)	(1,195)
Net cash used in financing activities	(5,625)	(14,657)

Effect of exchange rate changes on cash and cash equivalents	(60)	17

Increase (decrease) in cash and cash equivalents	3,129	(664)
Cash and cash equivalents at beginning of period	8,466	8,058

Cash and cash equivalents at end of period	$11,595	$7,394
Supplemental disclosures:
Cash paid during the period for:
Interest	$2,806	$3,372
Income taxes	1,614	719

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

In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the financial position and results of operations have been included. Operating results for the three-month and six-month periods ended June 30, 2008 are not necessarily indicative of the results that might be expected for any other interim period or the fiscal year ending December 31, 2008. The financial statements presented in this report should be read in conjunction with the consolidated financial statements and footnotes thereto included in our 2007 Annual Report on Form 10-K filed March 14, 2008.

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

3. Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective method and consequently we have not retroactively adjusted prior period results. Under this method, compensation costs for the six months ended June 30, 2008 and 2007 are based on the estimated fair value of the respective options and the proportion vesting in the period. Deductions for stock-based employee compensation expense for the three and six months ended June 30, 2008 and 2007 were calculated using the Black-Scholes option pricing model. Allocation of compensation expense was made using historical option terms for option grants made to our employees and historical price volatility.

The Company has an amended and restated Long-Term Incentive Plan that was adopted in conjunction with the IPO.  On February 27, 2008, our Board approved an amendment to our Long-Term Incentive Plan, subject to shareholder approval, that increased the maximum number of shares of common stock available for awards under the Long-Term Incentive Plan from 2,000,000 to 2,175,000 and extended the Plan’s termination date. Our shareholders approved this Plan amendment on April 22, 2008, and the Plan now terminates twenty years from the date of such approval, or April 22, 2028.  At June 30, 2008, 875,333 shares were outstanding under the Plan.  In most cases, options granted under the Plan vest at the end of a three-year period from the date of the award. Options are granted with an exercise price equal to the closing price at the date of grant.

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

There were no options granted during the six months ended June 30, 2008.

On January 24, 2008, we issued a stock grant totaling 1,084 shares to a certain director.  The total value of the grant was $25 and is included in general and administrative expenses.

On April 22, 2008, we issued stock grants totaling 18,900 shares to certain directors.  The total value of the grant was $385 and is included in general and administrative expenses.

The Company recognized $385 and $202 of stock based compensation expense (which includes the above stock grants to certain directors), for the three months ended June 30, 2008 and 2007, respectively, which is included in general and administrative expense. The Company recognized $411 and $279 of stock based compensation expense, for the six months ended June 30, 2008 and 2007, respectively, which is also included in general and administrative expense.  As of June 30, 2008, there was no unrecognized compensation costs related to unvested options.

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

In March 2008, the Company’s Compensation Committee and the Board of Directors approved a one-time grant of 750,000 restricted stock units which were awarded to members of our senior management team on July 1, 2008 in lieu of any further incentive compensation pursuant to the restricted stock and cash award program for cycles that otherwise would have begun in 2008 and thereafter.

In accordance with SFAS No. 123R, recording of stock-based compensation expense for awards with performance conditions is based on the probable outcome of that performance condition.  The Company recognized $27 and $42 of stock-based compensation expense and $27 and $42 of cash compensation expense related to the performance-based incentive program, for the three months ended June 30, 2008 and 2007, respectively, which is included in general and administrative expenses.  The Company recognized $54 and $93 of stock-based compensation expense and $54 and $93 of cash compensation expense related to the performance-based incentive program, for the six months ended June 30, 2008 and 2007, respectively, which is included in general and administrative expenses.  As of June 30, 2008, there was $201 of unrecognized compensation costs related to the performance-based incentive program which is expected to be recognized over a weighted average period of 1.5 years.

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

A reconciliation of the weighted average basic shares outstanding to the weighted average diluted shares outstanding is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	2008	2007	2008	2007
Net income	$5,277	$4,351	$9,554	$7,833
Weighted average basic shares outstanding	17,891,155	18,930,560	18,007,316	19,068,612
Effect of dilutive stock options	374,498	445,458	393,211	479,058
Weighted average diluted shares outstanding	18,265,653	19,376,018	18,400,527	19,547,670
Net income per share
Basic	$0.29	$0.23	$0.53	$0.41
Diluted	$0.29	$0.22	$0.52	$0.40

For the six months ended June 30, 2008 and 2007, 25,849 and 29,698 shares, respectively, of performance based restricted stock were not included in the computation of weighted diluted common share amounts because the number of shares ultimately issued is contingent on the Company’s performance goals, which were not achieved as of that date.

On March 11, 2008, our Board of Directors approved an award of 750,000 restricted stock units to senior management, which was subsequently made on July 1, 2008 under the provisions of the existing Long Term Incentive Plan.

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

6.                 Acquisitions

During February 2008, the Company acquired certain assets of G.O. Parking in Chicago, Illinois.  Consideration for the acquisition was approximately $5,261 with an additional $3,000 to be paid in five annual installments of $600, commencing February 2009.  In addition, the Company paid and capitalized $196 in acquisition costs.

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

7.  Leasehold Improvements, Equipment and Construction in Progress, net

A summary of leasehold improvements, equipment, and construction in progress and related accumulated depreciation and amortization is as follows:

	Ranges of Estimated useful life	June 30, 2008	December 31, 2007

Equipment	2-10 years	$31,366	$30,234
Leasehold improvements	Shorter of lease term or economic life up to 10 years	10,160	10,082
Construction in progress		5,048	4,129
		46,574	44,445
Less accumulated depreciation and amortization		(30,423)	(28,750)
Leasehold improvements, equipments and construction in progress, net		$16,151	$15,695

Depreciation expense was $1,073 and $2,067 for the three and six months ended June 30, 2008, respectively, and $1,270 and $2,517 for the three and six months ended June 30, 2007, respectively. Depreciation includes losses on abandonments of leasehold improvements and equipment of $175 and $29 in 2008 and 2007, respectively.

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

The balance of cost of contracts is comprised of the following:

	June 30, 2008	December 31, 2007
	(Unaudited)
Cost of contracts	$43,295	$39,953
Accumulated amortization	(32,891)	(32,265)
Cost of contracts, net	$10,404	$7,688

Amortization expense related to cost of contract was $335 and $640 for the three and six months ended June 30, 2008, respectively, and $234 and $467 for the three and six months ended June 30, 2007, respectively.  The weighted average useful life is 10 years for 2008 and 7 years for 2007.

9.                 Goodwill and Intangible Assets

As of June 30, 2008 and December 31, 2007, the Company’s finite lived intangible assets amount to $324 and $193, respectively net of accumulated amortization of $182 and $36, which primarily consisted of non-compete agreements amortized over their contractual lives.

The change in the carrying amount of goodwill is summarized as follows:

Beginning balance at January 1, 2008	$119,890
Effect of foreign currency translation	(102)
Purchase price adjustment related to acquisitions	4,695
Contingency payments related to acquisitions	47
Ending balance at June 30, 2008	$124,530

Amortization expense for intangible assets was $79 and $146 for the three and six months ended June 30, 2008, respectively, and $2 and $3 for the three and six months ended June 30, 2007, respectively.  As a result of the acquisitions which occurred during 2007, our contingent payments outstanding as of June 30, 2008 total $1,478 and will be paid over time based on performance. Such contingent payments will be accounted for as additional purchase price.

The Company has assigned its goodwill to its various reporting units. The following table reflects the changes in the carrying amounts of goodwill by reported segment for the six months ended June 30, 2008.

	Region One	Region Two	Region Three	Region Four	Total
Balance as of January 1, 2008	$55,175	$16,367	$25,771	$22,577	$119,890
Acquired during the period	3,500	—	1,242	—	4,742
Foreign currency translation	—	(102)	—	—	(102)
Balance as of June 30, 2008	$58,675	$16,265	$27,013	$22,577	$124,530

10.          Long-Term Receivables

Long-term receivables, net, consist of the following:

	Amount Outstanding
	June 30, 2008	December 31, 2007
	(Unaudited)
Bradley International Airport
Deficiency payments	$4,987	$4,135
Other Bradley related, net	3,203	3,203
Valuation allowance	(2,484)	(2,484)
Net amount related to Bradley other long-term receivables, net	5,706	4,854
Other long-term receivables, net	41	—
Total long-term receivables, net	$5,747	$4,854

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

To the extent that monthly gross receipts are not sufficient for the trustee to make the required payments, we are obligated pursuant to our agreement, to deliver the deficiency amount to the trustee within three business days of being notified. We are responsible for these deficiency payments regardless of the amount of utilization for the Bradley parking facilities. In the six months ended June 30, 2008, we made deficiency payments (net of repayments) of $851 and did not record or receive any interest and premium income related to deficiency repayments from the trustee. In the six months ended June 30, 2007, we received repayments (net of deficiency payments) of $358 and received $273 for interest and premium income on deficiency repayments from the trustee. The total receivable from the trustee for interest and premium income related to deficiency repayments as of June 30, 2008 was $52 compared to $82 as of June 30, 2007.

The deficiency payments represent contingent interest bearing advances to the trustee to cover operating cash flow requirements. The payments, if any, are recorded as a receivable by us for which we are reimbursed from time to time as provided in the trust agreement. As of June 30, 2008, we have advanced to the trustee $4,987, net of reimbursements. We believe these advances to be fully recoverable and therefore have not recorded a valuation allowance for them. We do not guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee. Total cumulative net management fees related to Bradley are $5,806. Prior to 2003, we recognized a total of $2,506 in fees. A full valuation allowance was recorded against these fees during the year ended December 31, 2003. Due to the existence of outstanding guarantor payments, $3,300 in management fees have not been recognized as of June 30, 2008.

11.          Borrowing Arrangements

Long-term borrowings, in order of preference, consist of:

		Amount Outstanding
	Due Date	June 30, 2008	December 31, 2007
		(Unaudited)

Senior credit facility	June 2011	$81,600	$74,150
Capital lease obligations	Various	3,784	4,649
Obligations on Seller notes and other	Various	1,483	1,564
		86,867	80,363
Less current portion		1,419	1,938
		$85,448	$78,425

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

We are in compliance with all of our financial covenants as of June 30, 2008.

The weighted average interest rate on our senior credit facility at June 30, 2008 and December 31, 2007 was 3.8% and

5.4%, respectively. The rate includes all outstanding LIBOR contracts, interest rate cap effect and letters of credit. The weighted average interest rate on outstanding borrowings, not including letters of credit, was 4.4% and 6.5% at June 30, 2008 and December 31, 2007, respectively.

At June 30, 2008, we had $21,024 of letters of credit outstanding under the senior credit facility, borrowings against the senior credit facility aggregated $81,600, and we had $32,376 available under the senior credit facility.

We have entered into various financing agreements, which were used for the purchase of equipment.

On July 15, 2008, we entered into an amended and restated credit agreement.  See Note 17 Subsequent Event.

12.          Stock Repurchase

2008 Stock Repurchases

In December 2007, the Board of Directors authorized us to repurchase shares of our common stock, on the open market or through private purchases, up to $25,000 in aggregate.  As of December 31, 2007, $22,882 remained available for repurchase under this authorization.

During the first quarter of 2008 we repurchased 257,125 shares at an average price of $20.79 per share, including average commissions of $0.03 per share, on the open market.  Our majority shareholder sold to us 120,111 shares in the first quarter at an average price of $20.76 per share.  The total value of the first quarter transactions was $7,839.  214,500 shares were retired in March 2008 and the remaining 162,736 shares were retired in June 2008.

During the second quarter of 2008 we repurchased 120,000 shares at an average price of $20.70 per share, including average commissions of $0.03 per share, on the open market.  Our majority shareholder sold to us 125,964 shares in the second quarter at an average price of $20.67 per share.  The total value of the second quarter transactions was $5,087.  173,701 shares were retired in June 2008 and the remaining 72,263 were held as treasury stock at June 30, 2008.

As of June 30, 2008, $9,955 remained available for repurchase under the December 2007 authorization by the Board of Directors.

2007 Stock Repurchases

In March 2007 the Board of Directors authorized us to repurchase shares of our common stock, on the open market or through private purchases, up to $20,000 in aggregate.  This repurchase program was completed during the fourth quarter of 2007.

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

13.          Domestic and Foreign Operations

Our business activities consist of domestic and foreign operations. Foreign operations are conducted in Canada. Revenue attributable to foreign operations was less than 10% of consolidated revenues for each of the periods ended June 30, 2008 and June 30, 2007.

A summary of information about our foreign and domestic operations is as follows:

	For the three months ended		For the six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(Unaudited)		(Unaudited)
Total revenues, excluding reimbursement of management contract expenses:
Domestic	$75,192	$63,535	$147,712	$125,972
Foreign	1,226	992	2,280	1,949
Consolidated	$76,418	$64,527	$149,992	$127,921

Operating income:
Domestic	$9,530	$8,631	$18,102	$16,046
Foreign	407	305	688	476
Consolidated	$9,937	$8,936	$18,790	$16,522

Net income before income taxes:
Domestic	$8,470	$6,988	$15,429	$12,647
Foreign	419	316	715	499
Consolidated	$8,889	$7,304	$16,144	$13,146

	June 30, 2008	December 31, 2007
Identifiable assets:
Domestic	$220,261	$207,375
Foreign	8,951	8,013
Consolidated	$229,212	$215,388

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

The Company is managed based on regions administered by executive vice presidents. Three regions are generally organized geographically with the fourth region encompassing major airports and transportation operations nationwide. The following is a summary of revenues (excluding reimbursement of management contract expenses) and operating income before depreciation and amortization by regions for the three and six months ended June 30, 2008 and 2007. Information related to prior periods has been recast to conform to the current region alignment.

In accordance with SFAS 131, the Company has provided this business unit segment information for all comparable prior periods. Segment information is summarized as follows (in thousands):

	For the three months ended		For the six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(Unaudited)
Revenues(a):
Region One	$29,107	$25,705	$57,028	$50,333
Region Two	10,205	6,924	18,177	13,411
Region Three	15,421	14,002	31,607	28,931
Region Four	18,899	17,181	38,125	33,953
Other	2,786	715	5,055	1,293
Total revenues	$76,418	$64,527	$149,992	$127,921
Operating income (loss):
Region One	8,522	8,035	16,050	15,667
Region Two	4,554	2,790	7,816	5,318
Region Three	5,965	5,286	11,746	10,265
Region Four	4,401	4,033	9,024	8,167
Other	(11,926)	(9,932)	(22,896)	(20,367)
Operating income before depreciation and amortization	11,516	10,212	21,740	19,050

Depreciation and amortization	1,579	1,276	2,950	2,528
Total operating income	$9,937	$8,936	$18,790	$16,522
Other expenses (income):
Interest expense	$1,086	$1,770	$2,604	$3,573
Interest income	(41)	(227)	(83)	(446)
	1,045	1,543	2,521	3,127
Minority interest	3	89	125	249
Income before income taxes	8,889	7,304	16,144	13,146
Income tax expense (benefit)	3,612	2,953	6,590	5,313
Net income	$5,277	$4,351	$9,554	$7,833

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

The CODM does not evaluate segments using discrete asset information.

14.          Comprehensive Income

Comprehensive income consists of the following components:

	For the three months ended		For the six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(Unaudited)		(Unaudited)
Net income	$5,277	$4,351	$9,554	$7,833
Revaluation of interest rate cap	(62)	33	33	76
Effect of foreign currency translation	(5)	144	(60)	17
Comprehensive income	$5,210	$4,528	$9,527	$7,926

15. Income Taxes

For the three months ended June 30, 2008, the Company recognized income tax expense of $3,612 on pre-tax earnings of $8,889 compared to $2,933 income tax expense on pretax earnings of $7,304 for the three months ended June 30, 2007. For the six months ended June 30, 2008, the Company recognized income tax expense of $6,590 on pre-tax earnings of $16,144 compared to $5,313 income tax expense on pretax earnings of $13,146 for the six months ended June 30, 2007.  The increase in income tax expense is based on an effective tax rate of approximately 40.6% in the second quarter of 2008 compared to approximately 40.2% in the second quarter of 2007.  The change in the Company’s effective tax rate resulted from an increase in the Company’s state tax rate.

In July 2006, FASB issued Statement of Financial Accounting Standards Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes”. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes potential interest and penalties related to uncertain tax positions, if any, in income tax expense. Upon adoption, the Company completed a detailed analysis of its tax positions and determined that the implementation of FIN 48 did not have an impact on the Company’s financial position or results from operations.  As of June 30, 2008, the Company has not identified any tax positions that would have a material impact on the Company’s financial position.

The tax years that remain subject to examination for the Company’s major tax jurisdictions at June 30, 2008 are shown below:

2004 – 2007	United States — federal income tax
2003 – 2007	United States — state and local income tax
2004 – 2007	Canada

16. Hurricane Katrina

On May 2, 2008, we entered into a definitive settlement agreement with our insurance carrier to finalize all of our open claims with respect to Hurricane Katrina. The settlement agreement is for $4,225 of which $2,000 was received previously. We are required to reimburse the owners of the leased and managed locations for property damage of approximately $2,360, of which $1,763 has been paid as of June 30, 2008.  After payment of settlement fees, expenses and other amounts due under contractual arrangements, we recorded $1,995 in pre-tax income in the second quarter of 2008, of which $1,623 was recorded as revenue and $372 was recorded as a reduction of general and administrative expenses.

17. Subsequent Event

On July 15, 2008, we entered into an amended and restated credit agreement with a group of six banks:  Bank of America, N.A., as administrative agent, issuing lender and as a lender; Wells Fargo Bank N.A., as syndication agent, issuing lender and as a lender; Fifth Third Bank, as a lender; JPMorgan Chase Bank, N.A., as a lender; U.S. Bank National Association, as a lender; and First Hawaiian Bank, as a lender.  This credit agreement amended and restated our credit facility dated June 29, 2006.

The senior credit facility was increased from $135,000 to $210,000.  The $210,000 revolving credit facility will expire in July 2013.  The revolving credit facility includes a letter of credit sub-facility with a sublimit of $50,000 and a swing line sub-facility with a sublimit of $10,000.

This revolving credit facility bears interest, at our option, at either (1) LIBOR plus the applicable LIBOR Margin ranging between 2.00% and 3.50% depending on the ratio of our total funded indebtedness to our EBITDA from time to time (“Total Debt Ratio”) or (2) the Base Rate (as defined below) plus the applicable Base Rate Margin ranging between 0.50% and 2.00% depending on our Total Debt Ratio. We may elect interest periods of one, two, three or six months for LIBOR based borrowings. The Base Rate is the greater of (i) the rate publicly announced from time to time by Bank of America, N.A. as its “prime rate”, or (ii) the overnight federal funds rate plus 0.50%.

In July 2008 the Board of Directors authorized us to repurchase shares of our common stock, on the open market or through private purchases, up to an additional $60,000 in aggregate.

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

We operate our clients’ properties through two types of arrangements: management contracts and leases. Under a management contract, we typically receive a base monthly fee for managing the facility, and we may also receive an incentive fee based on the achievement of facility performance objectives. We also receive fees for ancillary services. Typically, all of the underlying revenues and expenses under a standard management contract flow through to our clients rather than to us. However, some management contracts, which are referred to as “reverse” management contracts, usually provide for larger management fees and require us to pay various costs. Under lease arrangements, we generally pay to the property owner either a fixed annual rent, a percentage of gross customer collections or a combination thereof. We collect all revenues under lease arrangements and we are responsible for most operating expenses, but we are typically not responsible for major maintenance, capital expenditures or real estate taxes. Margins for lease contracts vary significantly, not only due to operating performance, but also due to variability of parking rates in different cities and varying space utilization by parking facility type and location. As of June 30, 2008, we operated 89% of our locations under management contracts and 11% under leases.

In evaluating our financial condition and operating performance, management’s primary focus is on our gross profit, total general and administrative expense and general and administrative expense as a percentage of our gross profit. Although the underlying economics to us of management contracts and leases are similar, the manner in which we are required to account for them differs. Revenue from leases includes all gross customer collections derived from our leased locations (net of parking tax), whereas revenue from management contracts only includes our contractually agreed upon management fees and amounts attributable to ancillary services. Gross customer collections at facilities under management contracts, therefore, are not included in our revenue. Accordingly, while a change in the proportion of our operating agreements that are structured as leases versus management contracts may cause significant fluctuations in reported revenue and expense of parking services, that change will not artificially affect our gross profit. For example, as of June 30, 2008, 89% of our locations were operated under management contract and 82% of our gross profit for the period ended June 30, 2008 was derived from management contracts. Only 48% of total revenue (excluding reimbursement of management contract expenses), however, was from management contracts because under those contracts the revenue collected from parking customers belongs to our clients. Therefore, gross profit and total general and administrative expense, rather than revenue, are management’s primary focus.

General Business Trends

We believe that sophisticated commercial real estate developers and property managers and owners recognize the potential for parking and related services to be a profit generator rather than a cost center. Often, the parking experience makes both the first and the last impressions on their properties’ tenants and visitors. By outsourcing these services, they are able to capture additional profit by leveraging the unique operational skills and controls that an experienced parking management company can offer. Our ability to consistently deliver a uniformly high level of parking and related services and maximize the profit to our clients improves our ability to win contracts and retain existing locations. Our retention rate for the twelve month period ended June 30, 2008 was 91%, compared to 89% for the year-ago period, which also reflects our decision not to renew, or terminate, unprofitable contracts.

Gross profit per location remained flat at $10.6 thousand for the three months ended June 30, 2008 and June 30, 2007.

Summary of Operating Facilities

We focus our operations in core markets where a concentration of locations improves customer service levels and operating margins. The following table reflects our facilities operated at the end of the periods indicated:

	June 30, 2008	December 31, 2007	June 30, 2007

Managed facilities	1,979	1,893	1,753
Leased facilities	240	238	238

Total facilities	2,219	2,131	1,991

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

Results of Operations

Three Months ended June 30, 2008 Compared to Three Months ended June 30, 2007

Parking services revenue—lease contracts. Lease contract revenue increased $4.0 million, or 11.2%, to $40.0 million in the second quarter of 2008, compared to $36.0 million in the second quarter 2007. This increase resulted from an increase in new location revenue of $4.1 million, an increase in same location revenue of $1.2 million, an increase of $1.4 million related to the Katrina settlement, partially offset by reductions in revenue related to contract expirations of $2.7 million. The increase in same location revenue was due to increases in monthly parking revenue of $0.8 million, or 7.4%, and increases in short-term parking revenue of $0.4 million, or 1.7%.

Parking services revenue—management contracts. Management contract revenue increased $7.9 million, or 27.6%, to $36.4 million in the second quarter of 2008, compared to $28.5 million in the second quarter of 2007. This increase resulted from an increase of $6.7 million in revenues from new locations, an increase in same location revenue of $3.1 million, an increase of $0.2 million related to the Katrina settlement, partially offset by reductions in revenue attributable to contract expirations of $2.1 million. The increase in same location revenue was primarily due to additional fees from reverse management locations and ancillary services.

Reimbursement of management contract expense. Reimbursement of management contract expenses increased $11.7 million, or 13.4%, to $99.3 million in the second quarter of 2008, compared to $87.6 million in the second quarter of 2007. This increase resulted from additional reimbursements for costs incurred on the behalf of owners.

Cost of parking services—lease contracts. Cost of parking services for lease contracts increased $2.9 million, or 9.3%, to $34.7 million in the second quarter of 2008, compared to $31.8 in the second quarter of 2007. This increase resulted from an increase in costs from new locations of $3.7 million, an increase in same location costs of $1.3 million, an increase primarily related to insurance reserve adjustments of $0.1 million, partially offset by reductions in costs attributable to contract expirations of $2.2 million.

The increase in same location costs was due to increases in rent expense of $0.8 million, or 3.4%, related to percentage rental payments from increased revenue; $0.2 million, or 3.4%, for increases in payroll and payroll-related expenses and an increase in other operating costs of $0.3 million.

Cost of parking services—management contracts. Cost of parking services for management contracts increased $6.5 million, or 55.2%, to $18.2 million in the second quarter of 2008, compared to $11.7 million in the second quarter of 2007. This increase resulted from an increase of $4.0 million in costs from new reverse management locations, an increase in same location costs of $2.6 million, an increase primarily related to insurance reserve adjustments of $0.6 million, that was partially offset by reductions in costs attributable to contract expirations of $0.7 million. The increase in same location costs was primarily due to increased costs from reverse management locations and ancillary services.

Reimbursed management contract expense. Reimbursed management contract expenses increased $11.7 million, or 13.4%, to $99.3 million in the second quarter of 2008, compared to $87.6 million in the second quarter of 2007. This increase resulted from additional reimbursed costs incurred on the behalf of owners.

Gross profit—lease contracts. Gross profit for lease contracts increased $1.1 million, or 25.4%, to $5.3 million in the second quarter of 2008, compared to $4.2 million in the second quarter of 2007. Gross margin percentage for lease contracts increased to 13.2% in the second quarter of 2008, compared to 11.7% in the second quarter of 2007. This margin increase was primarily due to the Katrina settlement.

Gross profit—management contracts. Gross profit for management contracts increased $1.5 million, or 8.4%, to $18.3 million in the second quarter of 2008, compared to $16.8 million in the second quarter of 2007. Gross margin percentage for management contracts decreased to 50.1% in the second quarter of 2008, compared to 59.0% in the second quarter of 2007. This decrease was primarily due to increases in costs from reverse management locations, and a decrease in favorable insurance loss experience reserve estimates relating to prior years of $0.2 million.

General and administrative expenses. General and administrative expenses increased $1.2 million, or 10.9%, to $12.0 million in the second quarter of 2008, compared to $10.8 million in the second quarter of 2007. This increase resulted primarily from increases in payroll and payroll-related expenses of $0.6 million, an increase in post-retirement benefits of $0.4 million, an increase of $0.2 million due to stock grants and options for our Board of Directors, an increase in professional fees of $0.4 million, partially offset by $0.4 million related to the Katrina settlement.

Interest expense. Interest expense decreased $0.7 million, or 38.6%, to $1.1 million in the second quarter of 2008, compared to $1.8 million in the second quarter of 2007. This decrease resulted primarily from a decrease in interest rates.

Interest income. Interest income decreased $0.1 million to $0.1 million in the second quarter of 2008, compared to $0.2 million in the second quarter of 2007. The decrease resulted primarily from a decrease of repayments received in 2008 for interest bearing guarantor payments related to Bradley International Airport and payment of interest in conjunction with the collection of an outstanding receivable in 2007, which did not recur in 2008.

Income tax expense. Income tax expense increased $0.6 million, or 22.3%, to $3.6 million in the second quarter of 2008, compared to $3.0 million in the second quarter of 2007.  The increase in income tax expense is based on an effective tax rate of approximately 40.6% in the second quarter of 2008 compared to approximately 40.2% in the second quarter of 2007. The change in our effective tax rate resulted from an increase in our state tax rate.

Segment revenue

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131”), establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources. The CODM, as defined by SFAS 131, is our President and Chief Executive Officer (“CEO”).

The Company is managed based on regions administered by executive vice presidents. Three regions are generally organized geographically with the fourth region encompassing major airports and transportation operations nationwide. The following is a summary of revenues (excluding reimbursement of management contract expenses) by region for the three months ended June 30, 2008 and 2007. Information related to prior years has been recast to conform to the current regional alignment.

Segment revenue information is summarized as follows (in thousands):

	For the three months ended
	June 30, 2008	June 30, 2007
Revenues(a):
Region One	$29,107	$25,705
Region Two	10,205	6,924
Region Three	15,421	14,002
Region Four	18,899	17,181
Other	2,786	715
Total revenues	$76,418	$64,527

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

Revenue increased $11.9 million, or 18.4%, to $76.4 million for the second quarter of 2008, compared to $64.5 million in the second quarter of 2007. This increase resulted from an increase of $3.4 million in revenue from Region One, an increase of $3.3 million in revenue from Region Two, an increase of $1.4 million in revenue from Region Three, an increase of $1.7 million in revenue from Region Four, and an increase in revenue of $2.1 million in Other.

Region One revenue increased $3.4 million, or 13.2%, to $29.1 million for the second quarter of 2008, compared to $25.7 million for the second quarter of 2007. This increase resulted from an increase of $5.1 million in revenue from new locations and an increase in same location revenue of $0.7 million, partially offset by reductions in revenue attributable to contract expirations of $2.4 million.

Region Two revenue increased $3.3 million, or 47.4%, to $10.2 million for the second quarter of 2008, compared to $6.9 million for the second quarter of 2007. This increase resulted from an increase of $1.6 million related to the Katrina settlement, an increase of $1.5 million in revenue from new locations, an increase in same location revenue of $0.6 million, partially offset by decreases in revenue attributable to contract expirations of $0.4 million.

Region Three revenue increased $1.4 million, or 10.1%, to $15.4 million for the second quarter of 2008, compared to $14.0 million for the second quarter of 2007. This increase resulted from an increase of $2.5 in revenue from new locations and an increase in same location revenue of $0.3 million, partially offset by reductions in revenue attributable to contract expirations of $1.4 million.

Region Four revenue increased $1.7 million, or 10.0%, to $18.9 million for the second quarter of 2008, compared to $17.2 million for the second quarter of 2007. This increase resulted from an increase of $1.7 million in revenue from new locations and an increase in same location revenue of $0.3 million, partially offset by reductions in revenue attributable to contract expirations of $0.3 million.

Other revenue increased $2.1 million to $2.8 million for the second quarter of 2008, compared to $0.7 million for the second quarter of 2007. This increase resulted primarily from increases in ancillary revenue that is not specifically identifiable to a region.

Six Months ended June 30, 2008 Compared to Six Months ended June 30, 2007

Parking services revenue—lease contracts. Lease contract revenue increased $6.5 million, or 9.1%, to $77.7 million in the first six months of 2008, compared to $71.2 million in the first six months of 2007. This increase resulted from an increase of $7.4 million from new locations, an increase of $3.5 million in same location revenue, an increase of $1.4 million related to the Katrina settlement, offset by reductions in revenue related to contract expirations of $5.8 million. The increase in same location revenue was due to increases in short-term parking revenue of $1.9 million, or 4.3% and an increase in monthly parking revenue of $1.6 million, or 7.8%.

Parking services revenue—management contracts. Management contract revenue increased $15.6 million, or 27.4%, to $72.3 million in the first six months of 2008, compared to $56.7 million in the first six months of 2007. This increase resulted from an increase of $13.5 million in revenues from new locations, an increase in same location revenue of $5.8 million, an increase of $0.2 million related to the Katrina settlement, that was partially offset by reductions in revenue attributable to contract expirations of $3.7 million and reductions primarily related to insurance reserve adjustments of $0.2 million. The increase in same location revenue was primarily due to additional fees from reverse management locations and ancillary services.

Reimbursement of management contract expense. Reimbursement of management contract expenses increased $20.7 million, or 11.6%, to $198.8 million in the first six months of 2008, compared to $178.1 million in the first six months of 2007. This increase resulted from additional reimbursements for costs incurred on the behalf of owners.

Cost of parking services—lease contracts. Cost of parking services for lease contracts increased $5.8 million, or 9.1%, to $69.6 million in the first six months of 2008, compared to $63.8 million in the first six months of 2007. This increase resulted from an increase in costs of $6.8 million from new locations, an increase in same location costs of $3.7 million, an increase primarily related to insurance reserve adjustments of $0.4 million, offset by reductions in costs attributable to contract expirations of $5.1 million.  The increase in same location costs was due to increases in rent expense of $2.7 million, or 6.0%, related to percentage rental payments from increased revenue; $0.3 million, or 3.5%, for increases in payroll and payroll-related expenses; and an increase in other operating costs of $0.7 million.

Cost of parking services—management contracts. Cost of parking services for management contracts increased $11.8 million, or 50.3%, to $35.2 million in the first six months of 2008, compared to $23.4 million in the first six months of 2007. This increase resulted from an increase of $8.0 million in costs from new reverse management locations, an increase in same location costs of $4.7 million, an increase primarily related to insurance reserve adjustments of $0.4 million, that was partially offset by reductions in costs attributable to contract expirations of $1.3 million. The increase in same location costs was primarily due to increased costs from reverse management locations and ancillary services.

Reimbursed management contract expense. Reimbursed management contract expenses increased $20.7 million, or 11.6%, to $198.8 million in the first six months of 2008, compared to $178.1 million in the first six months of 2007. This increase resulted from additional reimbursed costs incurred on the behalf of owners.

Gross profit—lease contracts. Gross profit for lease contracts increased $0.7 million, or 9.4%, to $8.1 million in the first six months of 2008, compared to $7.4 million in the first six months of 2007.  Gross margin for lease contracts was unchanged at 10.4% for the first six months of 2008 and 2007.

Gross profit—management contracts. Gross profit for management contracts increased $3.8 million, or 11.3%, to $37.1 million in the first six months of 2008, compared to $33.3 million in the first six months of 2007. Gross margin for management contracts decreased to 51.3% in the first six months of 2008, compared to 58.7% in the first six months of 2007.  This decrease was primarily due to increases in costs from reverse management locations and a decrease in favorable insurance loss experience reserve estimates relating to prior years of $0.2 million.

General and administrative expenses. General and administrative expenses increased $1.7 million, or 8.2%, to $23.4 million in the first six months of 2008, compared to $21.7 million in the first six months of 2007. This increase resulted from increases in payroll and payroll-related expenses of $1.1 million, an increase in post-retirement benefits of $0.4 million, an increase of $0.3 million due to stock grants and options for our Board of Directors, an increase in rent expense of $0.2 million, an increase in professional fees of $0.1 million, partially offset by $0.4 million related to the Katrina settlement.

Interest expense. Interest expense decreased $1.0 million, or 27.1%, to $2.6 million in the first six months of 2008, compared to $3.6 million in the first six months of 2007. This decrease resulted primarily from a decrease in interest rates.

Interest income. Interest income decreased $0.3 million, to $0.1 million in the first six months of 2008, compared to $0.4 million in the first six months of 2007. This decrease resulted primarily from a decrease of repayments received in 2008 for interest bearing guarantor payments related to Bradley International Airport and payment of interest in conjunction with the collection of an outstanding receivable in 2007, which did not recur in 2008.

Income tax expense. Income tax expense increased $1.3 million, or 24.0%, to $6.6 million in the first six months of 2008, compared to $5.3 million in the first six months of 2007. The increase in income tax expense is based on an effective tax rate of approximately 40.8% for the six months ended June 30, 2008 compared to approximately 40.4% for the six months ended June 30, 2007. The change in our effective tax rate resulted from an increase in our state tax rate.

Segment revenue

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131”), establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources. The CODM, as defined by SFAS 131, is our President and Chief Executive Officer (“CEO”).

The Company is managed based on regions administered by executive vice presidents. Three regions are generally organized geographically with the fourth region encompassing major airports and transportation operations nationwide. The following is a summary of revenues (excluding reimbursement of management contract expenses) by region for the six months ended June 30, 2008 and 2007. Information related to prior years has been recast to conform to the current regional alignment.

Segment revenue information is summarized as follows (in thousands):

	For the six months ended
	June 30, 2008	June 30, 2007
Revenues(a):
Region One	$57,028	$50,333
Region Two	18,177	13,411
Region Three	31,607	28,931
Region Four	38,125	33,953
Other	5,055	1,293
Total revenues	$149,992	$127,921

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

Revenue increased $22.1 million, or 17.3%, to $150.0 million for the first six months of 2008, compared to $127.9 million in the first six months of 2007. This increase resulted from an increase of $6.7 million in revenue from Region One, an increase of $4.8 million in revenue from Region Two, an increase of $2.7 million in revenue from Region Three, an increase of $4.2 million in revenue from Region Four, and an increase in revenue of $3.7 million in Other.

Region One revenue increased $6.7 million, or 13.3%, to $57.0 million for the first six months of 2008, compared to $50.3 million for the first six months of 2007. This increase resulted from an increase of $9.8 million in revenue from new locations and an increase in same location revenue of $1.7 million, partially offset by reductions in revenue attributable to contract expirations of $4.8 million.

Region Two revenue increased $4.8 million, or 35.5%, to $18.2 million for the first six months of 2008, compared to $13.4 million for the first six months of 2007. This increase resulted from an increase of $2.6 million in revenue from new locations, an increase of $1.6 million related to the Katrina settlement, an increase in same location revenue of $1.3 million, partially offset by decreases in revenue attributable to contract expirations of $0.7 million.

Region Three revenue increased $2.7 million, or 9.2% to $31.6 million for the first six months of 2008, compared to $28.9 million for the first six months of 2007. This increase resulted from an increase of $5.2 in revenue from new locations and an increase in same location revenue of $0.7 million, partially offset by reductions in revenue attributable to contract expirations of $3.2 million.

Region Four revenue increased $4.2 million, or 12.3%, to $38.1 million for the first six months of 2008, compared to $33.9 million for the first six months of 2007. This increase resulted from an increase of $3.3 million in revenue from new locations and an increase in same location revenue of $1.4 million, partially offset by reductions in revenue attributable to contract expirations of $0.5 million.

Other revenue increased $3.7 million to $5.1 million for the first six months of 2008, compared to $1.3 million for the first six months of 2007. This increase resulted primarily from increases in ancillary revenue that is not specifically identifiable to a region.

Liquidity and Capital Resources

Outstanding Indebtedness

On June 30, 2008, we had total indebtedness of approximately $86.9 million, an increase of $6.5 million from December 31, 2007. The $86.9 million includes:

•                                          $81.6 million under our senior credit facility; and

•                                          $5.3 million of other debt including capital lease obligations and obligations on seller notes and other indebtedness.

We believe that our cash flow from operations, combined with additional borrowing capacity under our senior credit facility, which amounted to $32.4 million at June 30, 2008, will be sufficient to enable us to pay our indebtedness, or to fund other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before their respective maturities. We believe that we will be able to refinance our indebtedness on commercially reasonable terms.

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

At June 30, 2008, we had $21.0 million of letters of credit outstanding under the senior credit facility, borrowings against the senior credit facility aggregated $81.6 million and we had $32.4 million available under the senior credit facility.

On July 15, 2008, we entered into an amended and restated credit agreement with a group of six banks:  Bank of America, N.A., as administrative agent, issuing lender and as a lender; Wells Fargo Bank N.A., as syndication agent, issuing lender and as a lender; Fifth Third Bank, as a lender; JPMorgan Chase Bank, N.A., as a lender; U.S. Bank National Association, as a lender; and First Hawaiian Bank, as a lender.  This credit agreement amended and restated our credit facility dated June 29, 2006.

                                                The senior credit facility was increased from $135,000 to $210,000.  The $210,000 revolving credit facility will expire in July 2013.  The revolving credit facility includes a letter of credit sub-facility with a sublimit of $50,000 and a swing line sub-facility with a sublimit of $10,000.

This revolving credit facility bears interest, at our option, at either (1) LIBOR plus the applicable LIBOR Margin ranging between 2.00% and 3.50% depending on the ratio of our total funded indebtedness to our EBITDA from time to time (“Total Debt Ratio”) or (2) the Base Rate (as defined below) plus the applicable Base Rate Margin ranging between 0.50% and 2.00% depending on our Total Debt Ratio. We may elect interest periods of one, two, three or six months for LIBOR based borrowings. The Base Rate is the greater of (i) the rate publicly announced from time to time by Bank of America, N.A. as its “prime rate”, or (ii) the overnight federal funds rate plus 0.50%.

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

In 2006 we entered into a Rate Cap Transaction with Bank of America, which allows us to limit our exposure on a portion of our borrowings under the Credit Agreement. Under the Rate Cap Transaction, we receive payments from Bank of America each quarterly period to the extent that the prevailing three month LIBOR during that period exceeds our cap rate of 5.75%. The Rate Cap Transaction caps our LIBOR interest rate on a notional amount of $50.0 million at 5.75% for a total of 36 months. The Rate Cap Transaction began as of August 4, 2006 and settles each quarter on a date that coincides with our quarterly interest payment dates under the Credit Agreement.

At June 30, 2008, the Rate Cap Transaction was reported at its fair value of $6 thousand and is included in prepaid expenses and other assets on the consolidated balance sheet.  Total changes in the fair value of the Rate Cap Transaction as of June 30, 2008 was $0.3 million, of which $0.1 million has been reflected in accumulated other comprehensive income, net of tax, on the consolidated balance sheet.  $50 thousand of this change was recorded as an increase of interest expense in the consolidated statement of income for the six months ended June 30, 2008.

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

2008 Stock Repurchases

In December 2007, the Board of Directors authorized us to repurchase shares of our common stock, on the open market or through private purchases, up to $25.0 million in aggregate.  As of December 31, 2007, $22.9 million remained available for repurchase under this authorization.

During the first quarter of 2008 we repurchased 257,125 shares at an average price of $20.79 per share, including average commissions $0.03 per share, on the open market.  Our majority shareholder sold to us 120,111 shares in the first quarter at an average price of $20.76 per share.  The total value of the first quarter transactions was $7.8 million.  214,500 shares were retired in March

2008 and the remaining 162,736 shares were retired in June 2008.

During the second quarter of 2008 we repurchased 120,000 shares at an average price of $20.70 per share, including average commissions of $0.03 per share, on the open market.  Our majority shareholder sold to us 125,964 shares in the second quarter at an average price of $20.67 per share.  The total value of the second quarter transactions was $5.1 million.  173,701 shares were retired in June 2008 and the remaining 72,263 were held as treasury stock at June 30, 2008.

As of June 30, 2008, $9.9 million remained available for repurchase under the December 2007 authorization by the Board of Directors.

2007 Stock Repurchases

In March 2007 the Board of Directors authorized us to repurchase shares of our common stock, on the open market or through private purchases, up to $20.0 million in aggregate.  This repurchase program was completed during the fourth quarter of 2007.

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

Letters of Credit

At June 30, 2008, we have provided letters of credit totaling $18.6 million to our casualty insurance carriers to collateralize our casualty insurance program.

As of June 30, 2008, we provided $2.4 million in letters to collateralize other obligations.

Deficiency Payments

Pursuant to our obligations with respect to the parking garage operations at Bradley International Airport, we are required to make certain payments for the benefit of the State of Connecticut and for holders of special facility revenue bonds. The deficiency payments represent contingent interest bearing advances to the trustee to cover operating cash flow requirements. The payments, if any, are recorded as a receivable by us for which we are reimbursed from time to time as provided in the trust agreement. As of June 30, 2008, we have advanced to the trustee $5.0 million, net of reimbursements. We believe these advances to be fully recoverable and therefore have not recorded a valuation allowance for them. We do not guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.

We made deficiency payments (net of repayments) of $0.9 million in the first six months of 2008 compared to receiving repayments (net of deficiency payments) of $0.4 million in the first six months of 2007. We did not receive any payments for interest and premium income related to deficiency payments in the first six months of 2008 and received $0.3 million in the first six months of 2007.

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

Net Cash Provided by Operating Activities

Net cash provided by operating activities totaled $17.0 million for the first six months of 2008.  Cash provided included $16.4 million from operations and a net increase in operating assets and liabilities of $0.6 million which was due to an increase in accounts payable of $3.6 million, an increase in other liabilities of $0.8 million, partially offset by an increase in accounts receivable of $2.5 million, an increase in other assets of $0.9 million and an increase of $0.4 million in prepaid assets.

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

Net Cash Used in Investing Activities

Net cash used in investing activities totaled $8.2 million in the first six months of 2008.  Cash used in investing activities for the first six months of 2008 included business acquisitions of $5.5 million, capital expenditures of $2.5 million for capital investments needed to secure and/or extend leased facilities, investment in information system enhancements and infrastructure, and cost of contract purchases of $0.2 million.

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

Net Cash Used in Financing Activities

Net cash used in financing activities totaled $5.6 million in the first six months of 2008.  Cash used in financing activities for 2008 included $12.9 million used to repurchase our common stock, $0.9 million used for payments on capital leases, $0.1 million used for payments on long-term borrowings, offset by $7.5 million in proceeds from our senior credit facility, $0.3 million in proceeds from the exercise of stock options and $0.5 million in excess tax benefits related to stock option exercises.

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

Cash and Cash Equivalents

We had cash and cash equivalents of $11.6 million at June 30, 2008, compared to $8.5 million at December 31, 2007. The cash balances reflect our ability to utilize funds deposited into our local accounts and which based upon availability, timing of deposits and the subsequent movement of that cash into our corporate accounts may result in significant changes to our cash balances.

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

In 2006 we entered into a Rate Cap Transaction with Bank of America, which allows us to limit our exposure on a portion of our borrowings under the Credit Agreement. Under the Rate Cap Transaction, we receive payments from Bank of America each quarterly period to the extent that the prevailing three month LIBOR during that period exceeds our cap rate of 5.75%. The Rate Cap Transaction caps our LIBOR interest rate on a notional amount of $50.0 million at 5.75% for a total of 36 months. The Rate Cap Transaction began as of August 4, 2006 and settles each quarter on a date that coincides with our quarterly interest payment dates under the Credit Agreement.

At June 30, 2008, Rate Cap Transaction was reported at its fair value of $6 thousand and is included in prepaid expenses and other assets on the consolidated balance sheet.  Total changes in the fair value of the Rate Cap Transaction as of June 30, 2008 was $0.3 million, of which $0.1 million has been reflected in accumulated other comprehensive income, net of tax, on the consolidated balance sheet.  $50 thousand of this change was recorded as an increase of interest expense in the consolidated statement of income for the six months ended June 30, 2008.

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

Foreign Currency Risk

Our exposure to foreign exchange risk is minimal. All foreign investments are denominated in U.S. dollars, with the exception of Canada. We had approximately $2.1 million of Canadian dollar denominated cash instruments at June 30, 2008. We had no Canadian dollar denominated debt instruments at June 30, 2008.  We do not hold any hedging instruments related to foreign currency transactions. We monitor foreign currency positions and may enter into certain hedging instruments in the future should we determine that exposure to foreign exchange risk has increased.

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

PART II. OTHER INFORMATION

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Company

The following table contains detail related to the repurchase of common stock by us based on the date of trade during the quarter ended June 30, 2008. (In thousands except share and per share data)

Quarter Ended June 30, 2008	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program

From April 1 to April 30	80,226	$20.94	80,226	$13,362
From May 1 to May 31	81,443	20.58	81,443	11,686
From June 1 to June 30	84,295	20.54	84,295	9,955

Total for the quarter ended June 30	245,964	$20.68	245,964	$9,955

In December 2007, the Board of Directors authorized us to repurchase shares of common stock, on the open market or through private purchases, up to an additional $25,000 in aggregate.  As of December 31, 2007, $22,882 remained available for repurchase under this authorization.

During the second quarter of 2008, we repurchased 120,000 shares at an average price of $20.70 per share, including average commissions of $0.03 per share, on the open market.  Our majority shareholder sold to us 125,964 shares in the second quarter at an average price of $20.67 per share.  The total value of the second quarter transactions was $5,087.  173,701 shares were retired in June 2008 and the remaining 72,263 were held as treasury stock at June 30, 2008.

Item 4.                          Submission of Matters to a Vote of Security Holders

(a)                                  Our annual meeting of stockholders was held on April 22, 2008.

(b)                                 All director nominees were elected.  The names of each director elected at the meeting are set forth below.

(c)                                  Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

Proposals and Vote Tabulations

	Votes Cast			Broker
	For	Against	Abstain	Non-votes
Management Proposals

Approval of Amendment to Long-Term Incentive Plan	16,240,730	304,951	530	921,291

Ratification of selection of independent auditors for 2008	17,426,098	41,404	-0-	-0-

Election of Directors

Director	Votes Received	Votes Withheld

Karl G. Andren	16,481,399	986,103
Charles L. Biggs	17,260,455	207,047
Karen M. Garrison	17,260,455	207,047
John V. Holten	13,117,558	4,349,944
Gunnar E. Klintberg	16,170,477	1,297,025
Leif F. Onarheim	17,259,555	207,947
A. Petter Østberg	12,752,983	4,714,519
Robert S. Roath	17,053,373	414,129
James A. Wilhelm	16,221,959	1,245,543

Item 6.                Exhibits

Exhibit Number	Description

31.1	Section 302 Certification dated August 8, 2008 for James A. Wilhelm, Director, President and Chief Executive Officer
31.2	Section 302 Certification dated August 8, 2008 for G. Marc Baumann, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
31.3	Section 302 Certification dated August 8, 2008 for Daniel R. Meyer, Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer)
32.1	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD PARKING CORPORATION

Dated: August 8, 2008	By:	/s/ DANIEL R. MEYER
Daniel R. Meyer Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer and Duly Authorized Officer)

Dated: August 8, 2008	By:	/s/ G. MARC BAUMANN
G. Marc Baumann Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Dated: August 8, 2008	By:	/s/ JAMES A. WILHELM
James A. Wilhelm Director, President And Chief Executive Officer (Principal Executive Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Section 302 Certification dated August 8, 2008 for James A. Wilhelm, Director, President and Chief Executive Officer
31.2	Section 302 Certification dated August 8, 2008 for G. Marc Baumann, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
31.3	Section 302 Certification dated August 8, 2008 for Daniel R. Meyer, Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer)
32.1	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2008