Form 10-Q
period 2008-09-30
STANDARD PARKING CORP
filed 2008-11-07
CIK 1059262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of October 31, 2008, there were 16,874,259 shares of common stock of the registrant outstanding.

STANDARD PARKING CORPORATION
FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

Item 1.                          Financial Statements

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share data)

	September 30, 2008	December 31, 2007
	(Unaudited)	(see Note)
ASSETS
Current assets:
Cash and cash equivalents	$11,351	$8,466
Notes and accounts receivable, net	45,944	42,706
Prepaid expenses and supplies	3,045	2,765
Deferred taxes	6,247	6,247
Total current assets	66,587	60,184

Leasehold improvements, equipment and construction in progress, net	15,987	15,695
Advances and deposits	2,116	1,382
Long-term receivables, net	6,224	4,854
Intangible and other assets, net	7,420	4,350
Cost of contracts, net	10,307	7,688
Goodwill	124,361	119,890
Deferred taxes	—	1,345

Total assets	$233,002	$215,388

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,541	$42,941
Accrued and other current liabilities	30,207	33,195
Current portion of long-term borrowings	1,215	1,938
Total current liabilities	74,963	78,074

Deferred taxes	4,902	—
Long-term borrowings	110,195	78,425
Other long-term liabilities	23,986	19,550

Stockholders’ equity (1):
Common stock, par value $.001 per share; 21,300,000 shares authorized; 16,874,259 and 18,371,308 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	17	18
Additional paid-in capital	118,054	150,520
Accumulated other comprehensive income	418	482
Treasury stock, at cost 165,266 and 48,474 shares as of September 30, 2008 and December 31, 2007, respectively	(3,687)	(1,172)
Accumulated deficit	(95,846)	(110,509)
Total stockholders’ equity	18,956	39,339

Total liabilities and stockholders’ equity	$233,002	$215,388

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

See Notes to Condensed Consolidated Interim Financial Statements.

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for share and per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Parking services revenue:
Lease contracts	$38,634	$36,182	$116,331	$107,368
Management contracts	36,858	31,150	109,153	87,885
	75,492	67,332	225,484	195,253
Reimbursed management contract expense	101,919	85,167	300,687	263,252
Total revenue	177,411	152,499	526,171	458,505

Cost of parking services:
Lease contracts	35,506	31,666	105,110	95,452
Management contracts	16,510	13,378	51,718	36,805
	52,016	45,044	156,828	132,257
Reimbursed management contract expense	101,919	85,167	300,687	263,252
Total cost of parking services	153,935	130,211	457,515	395,509

Gross profit:
Lease contracts	3,128	4,516	11,221	11,916
Management contracts	20,348	17,772	57,435	51,080
Total gross profit	23,476	22,288	68,656	62,996

General and administrative expenses (1)	12,017	11,356	35,457	33,014
Depreciation and amortization	1,539	1,389	4,489	3,917

Operating income	9,920	9,543	28,710	26,065
Other expenses (income):
Interest expense	1,777	1,739	4,381	5,312
Interest income	(106)	(47)	(189)	(493)
	1,671	1,692	4,192	4,819
Minority interest	(4)	109	121	358

Income before income taxes	8,253	7,742	24,397	20,888
Income tax expense	3,144	3,213	9,734	8,526
Net income	$5,109	$4,529	$14,663	$12,362

Common stock data (2):
Net income per share:
Basic	$0.30	$0.24	$0.83	$0.65
Diluted	$0.29	$0.24	$0.81	$0.64
Weighted average shares outstanding:
Basic	17,244,932	18,720,640	17,753,188	18,952,622
Diluted	17,694,208	19,159,252	18,165,087	19,418,196

(1)          Non-cash compensation expense of $520 and $985 for the three and nine months ended September 30, 2008, respectively, and $50 and $422 for the three and nine months ended September 30, 2007, respectively, is included in general and administrative expense.

(2)          Share and per share amounts have been retroactively adjusted for the effect of the 2-for-1 stock split in January 2008.  See Note 2. Stock Split for additional information.

See Notes to Condensed Consolidated Interim Financial Statements.

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended
	September 30, 2008	September 30, 2007

Operating activities:
Net income	$14,663	$12,362
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	4,147	3,828
Loss (gain) on sale of assets	291	(533)
Amortization of debt issuance costs	287	204
Write off of debt issuance costs	13	—
Non-cash stock-based compensation	985	563
Excess tax benefit related to stock option exercises	(878)	(1,041)
Provision (reversal) for losses on accounts receivable	79	(22)
Deferred income taxes	6,247	6,348
Change in operating assets and liabilities	(6,388)	3,655
Net cash provided by operating activities	19,446	25,364

Investing activities:
Acquisitions	(5,463)	(5,762)
Purchase of leaseholds improvements and equipment	(3,539)	(3,024)
Proceeds from sale of assets	264	—
Cost of contracts purchased	(446)	—
Contingent purchase payments	(64)	(102)
Net cash used in investing activities	(9,248)	(8,888)

Financing activities:
Repurchase of common stock	(37,512)	(14,996)
Proceeds from exercise of stock options	722	848
Tax benefit related to stock option exercises	878	1,041
Proceeds from (payments on) senior credit facility	32,450	(2,900)
Payments on long-term borrowings	(110)	(103)
Payments of debt issuance costs	(2,349)	(35)
Payments on capital leases	(1,233)	(1,745)
Net cash used in financing activities	(7,154)	(17,890)

Effect of exchange rate changes on cash and cash equivalents	(159)	176

Increase (decrease) in cash and cash equivalents	2,885	(1,238)
Cash and cash equivalents at beginning of period	8,466	8,058

Cash and cash equivalents at end of period	$11,351	$6,820
Supplemental disclosures:
Cash paid during the period for:
Interest	$6,960	$5,049
Income taxes	2,392	939
Supplemental disclosures of non-cash activity:
Debt issued for capital lease obligation	—	30

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

In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the financial position and results of operations have been included. Operating results for the three-month and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that might be expected for any other interim period or the fiscal year ending December 31, 2008. The financial statements presented in this report should be read in conjunction with the consolidated financial statements and footnotes thereto included in our 2007 Annual Report on Form 10-K filed March 14, 2008.

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

Variable Interest Entities

Equity	Commencement of Operations	Nature of Activities	% Ownership	Locations
Other investments in VIEs	Sep 93 — Jun 08	Management of parking lots, shuttle operations and parking meters	50%	Various states

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

3.    Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective method and consequently we have not retroactively adjusted prior period results. Under this method, compensation costs for the nine months ended September 30, 2008 and 2007 are based on the estimated fair value of the respective options and the proportion vesting in the period. Deductions for stock-based employee compensation expense for the three and nine months ended September 30, 2008 and 2007 were calculated using the Black-Scholes option pricing model. Allocation of compensation expense was made using historical option terms for option grants made to our employees and historical price volatility.

The Company has an amended and restated Long-Term Incentive Plan that was adopted in conjunction with our IPO.  On February 27, 2008, our Board approved an amendment to our Long-Term Incentive Plan, subject to shareholder approval, that increased the maximum number of shares of common stock available for awards under the Long-Term Incentive Plan from 2,000,000 to 2,175,000 and extended the Plan’s termination date. Our shareholders approved this Plan amendment on April 22, 2008, and the Plan now terminates twenty years from the date of such approval, or April 22, 2028.  At September 30, 2008, 127,471 shares remained available for award under the Plan.  In most cases, options granted under the Plan vest at the end of a three-year period from the date of the award. Options are granted with an exercise price equal to the closing price at the date of grant.

Stock Options

We use the Black-Scholes option pricing model to estimate the fair value of each option grant as of the date of grant. The volatilities are based on the 90 day historical volatility of our common stock as of the grant date. The risk free interest rate is based on zero-coupon U.S. government issues with a remaining term equal to the expected life of the option. For options granted prior to 2008, the expected life for options was calculated using the simplified method. The simplified method was calculated as the vesting term plus the contractual term divided by two.

2007
Estimated weighted-average fair value of options granted	$7.86

2007
Weighted average dividend yield	0%
Weighted average volatility	34.84%
Weighted average risk free interest rate	4.65%
Expected life of option (years)	7

There were no options granted during the nine months ended September 30, 2008.

On January 24, 2008, we issued vested stock grants totaling 1,084 shares to a certain director.  The total value of the grant was $25 and is included in general and administrative expenses.

On April 22, 2008, we issued vested stock grants totaling 18,900 shares to certain directors.  The total value of the grant was $385 and is included in general and administrative expenses.

The Company recognized no stock based compensation expense for the three months ended September 30, 2008 and $2 of stock based compensation expense for the three months ended September 30, 2007, which is included in general and administrative expense. The Company recognized $411 and $281 of stock based compensation expense, for the nine months ended September 30, 2008 and 2007, respectively, which is also included in general and administrative expense.  As of September 30, 2008, there was no unrecognized compensation costs related to unvested options.

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

In March 2008, the Company’s Compensation Committee and the Board of Directors authorized a one-time grant of 750,000 restricted stock units that subsequently were awarded to members of our senior management team on July 1, 2008 in lieu of any further incentive compensation pursuant to the restricted stock and cash award program for cycles that otherwise would have begun in 2008 and thereafter.

In accordance with SFAS No. 123R, recording of stock-based compensation expense for awards with performance conditions is based on the probable outcome of that performance condition.  The Company recognized $26 and $48 of stock-based compensation expense and $26 and $48 of cash compensation expense related to the performance-based incentive program, for the three months ended September 30, 2008 and 2007, respectively, which is included in general and administrative expenses.  The Company recognized $80 and $141 of stock-based compensation expense and $80 and $141 of cash compensation expense related to the performance-based incentive program, for the nine months ended September 30, 2008 and 2007, respectively, which is included in general and administrative expenses.  As of September 30, 2008, there was $147 of unrecognized compensation costs related to the performance-based incentive program which is expected to be recognized over a weighted average period of 1.25 years.

Restricted Stock Units

In March 2008, the Company’s Compensation Committee and the Board of Directors authorized a one-time grant of 750,000 restricted stock units that subsequently were awarded to members of our senior management team on July 1, 2008.  The restricted stock units vest in one-third installments on each of the tenth, eleventh and twelfth anniversaries of the grant date.  The restricted stock unit agreements provide for accelerated vesting upon the recipient’s retirement.

The cost of restricted stock units is determined using the fair value of our common stock on the date of the grant, and compensation expense is recognized over the vesting period.  In accordance with SFAS No. 123R, we estimate forfeitures at the time of the grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.  We use historical data to estimate pre-vesting forfeitures and record stock-based compensation expense only for those awards that are expected to vest.

The Company recognized $494 of stock based compensation expense related to the restricted stock units for the three and nine months ended September 30, 2008, which is included in general and administrative expense.  As of September 30, 2008, there was $12,064 of unrecognized stock-based compensation costs, net of estimated forfeitures, related to the restricted stock units that is expected to be recognized over a weighted average period of approximately eight years.

4.    Net Income Per Common Share

In accordance with SFAS No.128, Earnings Per Share (“EPS”), basic net income per share is computed by dividing net income by the weighted daily average number of shares of common stock outstanding during the period. Diluted net income per share is based upon the weighted daily average number of shares of common stock outstanding for the period plus dilutive potential common shares, including stock options and restricted stock units using the treasury-stock method.

A reconciliation of the weighted average basic shares outstanding to the weighted average diluted shares outstanding is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	2008	2007	2008	2007
Net income	$5,109	$4,529	$14,663	$12,362
Weighted average basic shares outstanding	17,244,932	18,720,640	17,753,188	18,952,622
Effect of dilutive stock options and restricted stock units	449,276	438,612	411,899	465,574
Weighted average diluted shares outstanding	17,694,208	19,159,252	18,165,087	19,418,196
Net income per share
Basic	$0.30	$0.24	$0.83	$0.65
Diluted	$0.29	$0.24	$0.81	$0.64

For the nine months ended September 30, 2008 and 2007, 25,849 and 29,698 shares, respectively, of performance based restricted stock were not included in the computation of weighted diluted common share amounts because the number of shares ultimately issued is contingent on the Company’s performance goals, which were not achieved as of that date.

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

6.    Acquisitions

During February 2008, the Company acquired certain assets of G.O. Parking in Chicago, Illinois.  Consideration for the acquisition was approximately $5,261 with an additional $3,000 to be paid in five annual installments of $600, commencing February 2009.  In addition, the Company paid and capitalized $202 in acquisition costs.

During the year ended December 31, 2007, the Company completed four acquisitions and purchased certain assets of a valet operation in Seattle, Washington. Consideration for all acquisitions was approximately $6,550, ($5,928 paid in cash and $622 through the sale of certain contract rights in a non-cash transaction) with an estimated $1,525 to be paid in the future based upon financial performance compared to forecast of which $64 has been paid in 2008. In addition, the Company paid and capitalized $274 in acquisition costs. A summary of the acquisitions follows:

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

7.    Leasehold Improvements, Equipment and Construction in Progress, Net

A summary of leasehold improvements, equipment, and construction in progress and related accumulated depreciation and amortization is as follows:

	Ranges of Estimated useful life	September 30, 2008	December 31, 2007

Equipment	2-10 years	$30,423	$30,234
Leasehold improvements	Shorter of lease term or economic life up to 10 years	10,166	10,082
Construction in progress		5,751	4,129
		46,340	44,445
Less accumulated depreciation and amortization		(30,353)	(28,750)
Leasehold improvements, equipment and construction in progress, net		$15,987	$15,695

Depreciation expense was $1,201 and $3,268 for the three and nine months ended September 30, 2008, respectively, and $1,093 and $3,143 for the three and nine months ended September 30, 2007, respectively. Depreciation includes losses on abandonments of leasehold improvements and equipment of $342 and $89 in 2008 and 2007, respectively.

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

The balance of cost of contracts is comprised of the following:

	September 30, 2008	December 31, 2007
	(Unaudited)
Cost of contracts	$43,548	$39,953
Accumulated amortization	(33,241)	(32,265)
Cost of contracts, net	$10,307	$7,688

Amortization expense related to cost of contract was $348 and $988 for the three and nine months ended September 30, 2008, respectively, and $291 and $758 for the three and nine months ended September 30, 2007, respectively.  The weighted average useful life is 10 years for 2008 and 7 years for 2007.

9.    Goodwill and Intangible Assets

As of September 30, 2008 and December 31, 2007, the Company’s finite lived intangible assets amount to $248 and $193, respectively net of accumulated amortization of $257 and $36, which primarily consisted of non-compete agreements amortized over their contractual lives.

The change in the carrying amount of goodwill is summarized as follows:

Beginning balance at January 1, 2008	$119,890
Effect of foreign currency translation	(304)
Purchase price adjustment related to acquisitions	4,711
Contingency payments related to acquisitions	64
Ending balance at September 30, 2008	$124,361

Amortization expense for intangible assets was $75 and $221 for the three and nine months ended September 30, 2008, respectively, and $2 and $5 for the three and nine months ended September 30, 2007, respectively.  As a result of the acquisitions which occurred during 2007, our contingent payments outstanding as of September 30, 2008 total $1,461 and will be paid over time based on performance. Such contingent payments will be accounted for as additional purchase price.

The following table reflects the changes in the carrying amounts of goodwill by reported segment for the nine months ended September 30, 2008.

	Region One	Region Two	Region Three	Region Four	Total
Balance as of January 1, 2008	$55,175	$16,367	$25,771	$22,577	$119,890
Acquired during the period	3,507	—	1,268	—	4,775
Foreign currency translation	—	(304)	—	—	(304)
Balance as of September 30, 2008	$58,682	$16,063	$27,039	$22,577	$124,361

10.    Long-Term Receivables, Net

Long-term receivables, net, consist of the following:

	Amount Outstanding
	September 30, 2008	December 31, 2007
	(Unaudited)
Bradley International Airport
Deficiency payments	$5,464	$4,135
Other Bradley related, net	3,203	3,203
Valuation allowance	(2,484)	(2,484)
Net amount related to Bradley other long-term receivables, net	6,183	4,854
Other long-term receivables, net	41	—
Total long-term receivables, net	$6,224	$4,854

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

To the extent that monthly gross receipts are not sufficient for the trustee to make the required payments, we are obligated pursuant to our agreement, to deliver the deficiency amount to the trustee within three business days of being notified. We are responsible for these deficiency payments regardless of the amount of utilization for the Bradley parking facilities.  The deficiency payments represent contingent interest bearing advances to the trustee to cover operating cash flow requirements.  In the nine months ended September 30, 2008, we made deficiency payments (net of repayments) of $1,329 and did not record or receive any interest and premium income related to deficiency repayments from the trustee. In the nine months ended September 30, 2007, we received repayments (net of deficiency payments) of $498 and received $331 for interest and premium income on deficiency repayments from the trustee. The total receivable from the trustee for interest and premium income related to deficiency repayments as of September 30, 2008 was $52 compared to $25 as of September 30, 2007.

Deficiency payments are recorded as a receivable by us for which we are reimbursed from time to time as provided in the trust agreement. As of September 30, 2008, we made cumulative deficiency payments to the trustee $5,464, net of reimbursements. We believe these advances to be fully recoverable and therefore have not recorded a valuation allowance for them. We do not guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee. We are entitled to collect management fees related to Bradley provided all other operating expenses are met. Due to the existence of outstanding guarantor payments, $3,450 in cumulative management fees have not been recognized as of September 30, 2008, and no management fees were recognized during the nine months ending September 30, 2008 and 2007.

11.    Borrowing Arrangements

Long-term borrowings, in order of preference, consist of:

		Amount Outstanding
	Due Date	September 30, 2008	December 31, 2007
		(Unaudited)
Senior credit facility	June 2013	$106,600	$74,150
Capital lease obligations	Various	3,356	4,649
Obligations on Seller notes and other	Various	1,454	1,564
		111,410	80,363
Less current portion		1,215	1,938
		$110,195	$78,425

Senior Credit Facility

On July 15, 2008, we entered into an amended and restated credit agreement with a group of six banks:  Bank of America, N.A., as administrative agent, issuing lender and as a lender; Wells Fargo Bank N.A., as syndication agent, issuing lender and as a lender; Fifth Third Bank, as a lender; First Hawaiian Bank, as a lender; JPMorgan Chase Bank, N.A., as a lender; and U.S. Bank National Association, as a lender. This credit agreement amended and restated our credit facility dated June 29, 2006.

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

We are in compliance with all of our financial covenants as of September 30, 2008.

The weighted average interest rate on our senior credit facility at September 30, 2008 and December 31, 2007 was 4.7% and

5.4%, respectively. The rate includes all outstanding LIBOR contracts, interest rate cap effect and letters of credit. The weighted average interest rate on outstanding borrowings, not including letters of credit, was 5.2% and 6.5% at September 30, 2008 and December 31, 2007, respectively.

At September 30, 2008, we had $20,813 of letters of credit outstanding under the senior credit facility, borrowings against the senior credit facility aggregated $106,600, and we had $82,587 available under the senior credit facility.

We have entered into various financing agreements, which were used for the purchase of equipment.

12.    Stock Repurchases

2008 Stock Repurchases

In December 2007, the Board of Directors authorized us to repurchase shares of our common stock, on the open market or through private purchases, up to $25,000 in aggregate.  As of December 31, 2007, $22,882 remained available for repurchase under this authorization.

During the first quarter of 2008, we repurchased from third party shareholders 257,125 shares at an average price of $20.79 per share, including average commissions of $0.03 per share, on the open market.  Our majority shareholder sold to us 120,111 shares in the first quarter at an average price of $20.76 per share.  The total value of the first quarter transactions was $7,839.  214,500 shares were retired in March 2008 and the remaining 162,736 shares were retired in June 2008.

During the second quarter of 2008, we repurchased from third party shareholders 120,000 shares at an average price of $20.70 per share, including average commissions of $0.03 per share, on the open market.  Our majority shareholder sold to us 125,964 shares in the second quarter at an average price of $20.67 per share.  The total value of the second quarter transactions was $5,087.  173,701 shares were retired in June 2008 and the remaining 72,263 were retired during the third quarter.

In July 2008 the Board of Directors authorized us to repurchase shares of our common stock, on the open market or through private purchases, up to an additional $60,000 in aggregate.

During the third quarter of 2008, we repurchased from third party shareholders 565,447 shares at an average price of $21.19 per share, including average commissions of $0.03 per share, on the open market.  Our majority shareholder sold to us 580,060 shares in the third quarter at an average price of $21.16 per share.  In addition, we repurchased from third party shareholders 14,600 shares at an average price of $22.66 per share, including average commissions of $0.03 per share, on the open market.  The total value of the third quarter transactions was $24,586.  994,841 shares were retired during the third quarter of 2008 and the remaining 165,266 shares were held as treasury stock at September 30, 2008.

The December 2007 repurchase authorization by the Board of Directors was completed in August 2008.

As of September 30, 2008, $45,369 remained available for repurchase under the July 2008 authorization by the Board of Directors.

2007 Stock Repurchases

In March 2007 the Board of Directors authorized us to repurchase shares of our common stock, on the open market or through private purchases, up to $20,000 in aggregate.  This repurchase program was completed during the fourth quarter of 2007.

During the first quarter of 2007 we repurchased from third party shareholders 95,278 shares at an average price of $17.57 per share, including average commissions of $0.01 per share, on the open market. Our majority shareholder sold to us 100,000 shares in the first quarter at an average price of $17.56 per share. The total value of the first quarter transactions was $3,430. All treasury shares were retired in March 2007.

During the second quarter of 2007 we repurchased from third party shareholders 175,600 shares at an average price of $18.33 per share, including average commissions of $0.01 per share, on the open market.  Our majority shareholder sold to us 182,808 shares in the second quarter at an average price of $18.32 per share.  The total value of the second quarter transactions was $6,568.  All treasury shares were retired during the second quarter.

During the third quarter of 2007 we repurchased from third party shareholders 135,756 shares at an average price of $18.14 per share, including average commission of $0.01 per share, on the open market.  Our majority shareholder sold to us 139,772 shares in the third quarter at an average price of $18.13 per share.  The total value of the third quarter transactions was $4,997.  215,012 shares were retired in September 2007 and the remaining 60,516 shares were retired in October 2007.

13.    Domestic and Foreign Operations

Our business activities consist of domestic and foreign operations. Foreign operations are conducted in Canada. Revenue attributable to foreign operations was less than 10% of consolidated revenues for each of the periods ended September 30, 2008 and September 30, 2007.

A summary of information about our foreign and domestic operations is as follows:

	For the three months ended		For the nine months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(Unaudited)		(Unaudited)
Total revenues, excluding reimbursement of management contract expenses:
Domestic	$73,561	$66,274	$221,273	$192,246
Foreign	1,931	1,058	4,211	3,007
Consolidated	$75,492	$67,332	$225,484	$195,253

Operating income:
Domestic	$9,361	$9,228	$27,463	$25,274
Foreign	559	315	1,247	791
Consolidated	$9,920	$9,543	$28,710	$26,065

Net income before income taxes:
Domestic	$7,681	$7,415	$23,110	$20,062
Foreign	572	327	1,287	826
Consolidated	$8,253	$7,742	$24,397	$20,888

	September 30, 2008	December 31, 2007
Identifiable assets:
Domestic	$223,606	$207,375
Foreign	9,396	8,013
Consolidated	$233,002	$215,388

Business Unit Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources. The CODM, as defined by SFAS 131, is the Company’s President and Chief Executive Officer (“CEO”).

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

The Company is managed based on regions administered by executive vice presidents. Three regions are generally organized geographically with the fourth region encompassing major airports and transportation operations nationwide. The following is a summary of revenues (excluding reimbursement of management contract expenses) and operating income before depreciation and amortization by regions for the three and nine months ended September 30, 2008 and 2007. Information related to prior periods has been recast to conform to the current region alignment.

In accordance with SFAS 131, the Company has provided this business unit segment information for all comparable prior periods. Segment information is summarized as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(Unaudited)
Revenues(a):
Region One	$30,171	$26,942	$87,202	$77,278
Region Two	8,345	7,114	26,522	20,524
Region Three	16,253	15,463	47,860	44,394
Region Four	17,648	16,968	55,757	50,903
Other	3,075	845	8,143	2,154
Total revenues	$75,492	$67,332	$225,484	$195,253

Operating income (loss):
Region One	8,660	8,291	24,772	23,918
Region Two	3,367	2,991	11,216	8,308
Region Three	6,150	6,201	17,732	16,456
Region Four	4,429	4,113	13,543	12,280
Other	(11,147)	(10,664)	(34,064)	(30,980)
Operating income before depreciation and amortization	11,459	10,932	33,199	29,982

Depreciation and amortization	1,539	1,389	4,489	3,917
Total operating income	$9,920	9,543	$28,710	$26,065
Other expenses (income):
Interest expense	$1,777	$1,739	$4,381	$5,312
Interest income	(106)	(47)	(189)	(493)
	1,671	1,692	4,192	4,819
Minority interest	(4)	109	121	358
Income before income taxes	8,253	7,742	24,397	20,888
Income tax expense (benefit)	3,144	3,213	9,734	8,526
Net income	$5,109	$4,529	$14,663	$12,362

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

The CODM does not evaluate segments using discrete asset information.

14.    Comprehensive Income

Comprehensive income consists of the following components:

	For the three months ended		For the nine months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(Unaudited)		(Unaudited)
Net income	$5,109	$4,529	$14,663	$12,362
Revaluation of interest rate cap	62	(18)	95	58
Effect of foreign currency translation	(99)	159	(159)	176
Comprehensive income	$5,072	$4,670	$14,599	$12,596

15.    Income Taxes

Income tax expense is based on a projected annual effective tax rate of approximately 39.9% for the nine months ended September 30, 2008 compared to approximately 40.8% for the nine months ended September 30, 2007.  The change in the Company’s effective tax rate resulted from a decrease in the Company’s state effective tax rate.

In July 2006, FASB issued Statement of Financial Accounting Standards Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes potential interest and penalties related to uncertain tax positions, if any, in income tax expense. Upon adoption, the Company completed a detailed analysis of its tax positions and determined that the implementation of FIN 48 did not have an impact on the Company’s financial position or results from operations.  As of September 30, 2008, the Company has not identified any tax positions that would have a material impact on the Company’s financial position.

The tax years that remain subject to examination for the Company’s major tax jurisdictions at September 30, 2008 are shown below:

2005 – 2007	United States — federal income tax
2003 – 2007	United States — state and local income tax
2004 – 2007	Canada

16.    Hurricane Katrina

On May 2, 2008, we entered into a definitive settlement agreement with our insurance carrier to finalize all of our open claims with respect to Hurricane Katrina. The settlement agreement is for $4,225 of which $2,000 was received previously. We are required to reimburse the owners of the leased and managed locations for property damage of approximately $2,360, of which $2,138 has been paid as of September 30, 2008.  After payment of settlement fees, expenses and other amounts due under contractual arrangements, we recorded $1,995 in pre-tax income in the second quarter of 2008, of which $1,623 was recorded as revenue and $372 was recorded as a reduction of general and administrative expenses.

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

We operate our clients’ properties through two types of arrangements: management contracts and leases. Under a management contract, we typically receive a base monthly fee for managing the facility, and we may also receive an incentive fee based on the achievement of facility performance objectives. We also receive fees for ancillary services. Typically, all of the underlying revenues and expenses under a standard management contract flow through to our clients rather than to us. However, some management contracts, which are referred to as “reverse” management contracts, usually provide for larger management fees and require us to pay various costs. Under lease arrangements, we generally pay to the property owner either a fixed annual rent, a percentage of gross customer collections or a combination thereof. We collect all revenues under lease arrangements and we are responsible for most operating expenses, but we are typically not responsible for major maintenance, capital expenditures or real estate taxes. Margins for lease contracts vary significantly, not only due to operating performance, but also due to variability of parking rates in different cities and varying space utilization by parking facility type and location. As of September 30, 2008, we operated 89% of our locations under management contracts and 11% under leases.

In evaluating our financial condition and operating performance, management’s primary focus is on our gross profit, total general and administrative expense and general and administrative expense as a percentage of our gross profit. Although the underlying economics to us of management contracts and leases are similar, the manner in which we are required to account for them differs. Revenue from leases includes all gross customer collections derived from our leased locations (net of parking tax), whereas revenue from management contracts only includes our contractually agreed upon management fees and amounts attributable to ancillary services. Gross customer collections at facilities under management contracts, therefore, are not included in our revenue. Accordingly, while a change in the proportion of our operating agreements that are structured as leases versus management contracts may cause significant fluctuations in reported revenue and expense of parking services, that change will not artificially affect our gross profit. For example, as of September 30, 2008, 89% of our locations were operated under management contract and 84% of our gross profit for the period ended September 30, 2008 was derived from management contracts. Only 48% of total revenue (excluding reimbursement of management contract expenses), however, was from management contracts because under those contracts the revenue collected from parking customers belongs to our clients. Therefore, gross profit and total general and administrative expense, rather than revenue, are management’s primary focus.

General Business Trends

We believe that sophisticated commercial real estate developers and property managers and owners recognize the potential for parking and related services to be a profit generator rather than a cost center. Often, the parking experience makes both the first and the last impressions on their properties’ tenants and visitors. By outsourcing these services, they are able to capture additional profit by leveraging the unique operational skills and controls that an experienced parking management company can offer. Our ability to consistently deliver a uniformly high level of parking and related services and maximize the profit to our clients improves our ability to win contracts and retain existing locations. Our retention rate for the twelve month period ended September 30, 2008 was 90%, compared to 89% for the year-ago period, which also reflects our decision not to renew, or terminate, unprofitable contracts.

For the three months ended September 30, 2008 compared to the three months ended September 30, 2007, average gross profit per location decreased by 0.2% from $10.8 thousand to $10.7 thousand, as a result of acquired businesses with lower gross profit per location.

Summary of Operating Facilities

We focus our operations in core markets where a concentration of locations improves customer service levels and operating margins. The following table reflects our facilities operated at the end of the periods indicated:

	September 30, 2008	December 31, 2007	September 30, 2007

Managed facilities	1,947	1,893	1,837
Leased facilities	238	238	234

Total facilities	2,185	2,131	2,071

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

Results of Operations

Three Months ended September 30, 2008 Compared to Three Months ended September 30, 2007

Parking services revenue—lease contracts. Lease contract revenue increased $2.4 million, or 6.8%, to $38.6 million in the third quarter of 2008, compared to $36.2 million in the third quarter 2007. This increase resulted from an increase in new location revenue of $4.5 million, an increase in same location revenue of $0.1 million, partially offset by reductions in revenue related to contract expirations of $1.6 million and $0.6 million non-cash gain related to the sale of a contract right in conjunction with one of the acquisitions completed during the third quarter 2007 that did not recur in 2008. The increase in same location revenue was due to increases in monthly parking revenue of $0.5 million, or 5.0%, offset by decreases in short-term parking revenue of $0.4 million, or 1.8%.

Parking services revenue—management contracts. Management contract revenue increased $5.7 million, or 18.3%, to $36.9 million in the third quarter of 2008, compared to $31.2 million in the third quarter of 2007. This increase resulted from an increase of $5.6 million in revenues from new locations, an increase in same location revenue of $3.6 million, partially offset by reductions in revenue attributable to contract expirations of $3.2 million and a decrease of $0.3 million primarily related to insurance adjustments. The increase in same location revenue was primarily due to additional fees from reverse management locations and ancillary services.

Reimbursement of management contract expense. Reimbursement of management contract expenses increased $16.7 million, or 19.7%, to $101.9 million in the third quarter of 2008, compared to $85.2 million in the third quarter of 2007. This increase resulted from additional reimbursements for costs incurred on the behalf of owners.

Cost of parking services—lease contracts. Cost of parking services for lease contracts increased $3.8 million, or 12.1%, to $35.5 million in the third quarter of 2008, compared to $31.7 in the third quarter of 2007. This increase resulted from an increase in costs from new locations of $4.1 million, an increase in same location costs of $0.8 million, an increase of $0.5 million primarily related to insurance costs, partially offset by reductions in costs attributable to contract expirations of $1.6 million.  The increase in same location costs was due to increases in rent expense of $0.5 million, or 2.1%, which related to percentage rental payments from increased revenue, and an increase in other operating costs of $0.3 million.

Cost of parking services—management contracts. Cost of parking services for management contracts increased $3.1 million, or 23.4%, to $16.5 million in the third quarter of 2008, compared to $13.4 million in the third quarter of 2007. This increase resulted from an increase of $3.0 million in costs from new reverse management locations, an increase in same location costs of $2.8 million, that was partially offset by reductions in costs attributable to contract expirations of $1.8 million and a $0.9 million decrease primarily related to insurance costs. The increase in same location costs was primarily due to increased costs from reverse management locations and ancillary services.

Reimbursed management contract expense. Reimbursed management contract expenses increased $16.7 million, or 19.7%, to $101.9 million in the third quarter of 2008, compared to $85.2 million in the third quarter of 2007. This increase resulted from additional reimbursed costs incurred on the behalf of owners.

Gross profit—lease contracts. Gross profit for lease contracts decreased $1.4 million, or 30.7%, to $3.1 million in the third quarter of 2008, compared to $4.5 million in the third quarter of 2007. Gross margin percentage for lease contracts decreased to 8.1% in the third quarter of 2008, compared to 12.5% in the third quarter of 2007. This margin decrease was primarily due to increases in costs from new locations.

Gross profit—management contracts. Gross profit for management contracts increased $2.6 million, or 14.5%, to $20.3 million in the third quarter of 2008, compared to $17.8 million in the third quarter of 2007. Gross margin percentage for management contracts decreased to 55.2% in the third quarter of 2008, compared to 57.1% in the third quarter of 2007. This decrease was primarily due to increases in costs from reverse management locations and a decrease in favorable insurance loss experience reserve estimates relating to prior years of $0.3 million.

General and administrative expenses. General and administrative expenses increased $0.6 million, or 5.8%, to $12.0 million in the third quarter of 2008, compared to $11.4 million in the third quarter of 2007. This increase resulted primarily from increases in payroll and payroll-related expenses of $0.6 million.

Interest expense. Interest expense remained flat at $1.7 million in the third quarter of 2008 and 2007.

Interest income. Interest income remained flat at $0.1 million in the third quarter of 2008 and 2007.

Income tax expense. Income tax expense decreased $0.1 million, or 2.1%, to $3.1 million in the third quarter of 2008, compared to $3.2 million in the third quarter of 2007.  A decrease in our effective tax rate related to state income taxes, resulted in a $0.3 million decrease in income tax expense that was partially offset by a $0.2 increase in income tax expense due to an increase of our  pre-tax income.

Segment revenue

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources. The CODM, as defined by SFAS 131, is our President and Chief Executive Officer (“CEO”).

The Company is managed based on regions administered by executive vice presidents. Three regions are generally organized geographically with the fourth region encompassing major airports and transportation operations nationwide. The following is a summary of revenues (excluding reimbursement of management contract expenses) by region for the three months ended September 30, 2008 and 2007. Information related to prior years has been recast to conform to the current regional alignment.

Segment revenue information is summarized as follows (in thousands):

	For the three months ended
	September 30, 2008	September 30, 2007
Revenues(a):
Region One	$30,171	$26,942
Region Two	8,345	7,114
Region Three	16,253	15,463
Region Four	17,648	16,968
Other	3,075	845
Total revenues	$75,492	$67,332

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

Revenue increased $8.2 million, or 12.1%, to $75.5 million for the third quarter of 2008, compared to $67.3 million in the third quarter of 2007. This increase resulted from an increase of $3.3 million in revenue from Region One, an increase of $1.2 million in revenue from Region Two, an increase of $0.8 million in revenue from Region Three, an increase of $0.6 million in revenue from Region Four, and an increase in revenue of $2.3 million in Other.

Region One revenue increased $3.3 million, or 12.0%, to $30.2 million for the third quarter of 2008, compared to $26.9 million for the third quarter of 2007. This increase resulted from an increase of $4.8 million in revenue from new locations and an increase in same location revenue of $1.0 million, partially offset by reductions in revenue attributable to contract expirations of $2.5 million.

Region Two revenue increased $1.2 million, or 17.3%, to $8.3 million for the third quarter of 2008, compared to $7.1 million for the third quarter of 2007. This increase resulted from an increase of $1.7 million in revenue from new locations, an increase in same location revenue of $0.1 million, partially offset by decreases in revenue attributable to contract expirations of $0.6 million.

Region Three revenue increased $0.8 million, or 5.1%, to $16.3 million for the third quarter of 2008, compared to $15.5 million for the third quarter of 2007. This increase resulted from an increase of $3.0 in revenue from new locations and an increase in same location revenue of $0.1 million, partially offset by reductions in revenue attributable to contract expirations of $1.7 million and a $0.6 million non-cash gain related to the sale of a contract right in conjunction with one of the acquisitions completed during the third quarter 2007 that did not recur in 2008.

Region Four revenue increased $0.6 million, or 4.0%, to $17.6 million for the third quarter of 2008, compared to $17.0 million for the third quarter of 2007. This increase resulted from an increase of $0.7 million in revenue from new locations, partially offset by a decrease in same location revenue of $0.1 million.

Other revenue increased $2.3 million to $3.1 million for the third quarter of 2008, compared to $0.8 million for the third quarter of 2007. This increase resulted primarily from increases in ancillary revenue that is not specifically identifiable to a region.

Nine Months ended September 30, 2008 Compared to Nine Months ended September 30, 2007

Parking services revenue—lease contracts. Lease contract revenue increased $8.9 million, or 8.3%, to $116.3 million in the first nine months of 2008, compared to $107.4 million in the first nine months of 2007. This increase resulted from an increase of $12.2 million from new locations, an increase of $3.3 million in same location revenue, an increase of $1.4 million related to the Katrina settlement, offset by reductions in revenue related to contract expirations of $7.4 million and $0.6 million non-cash gain related to the sale of a contract right in conjunction with one of the acquisitions completed during the third quarter 2007 that did not recur in 2008.  The increase in same location revenue was due to increases in short-term parking revenue of $1.4 million, or 2.1%, and an increase in monthly parking revenue of $1.9 million, or 6.4%.

Parking services revenue—management contracts. Management contract revenue increased $21.3 million, or 24.2%, to $109.2 million in the first nine months of 2008, compared to $87.9 million in the first nine months of 2007. This increase resulted from an increase of $19.0 million in revenues from new locations, an increase in same location revenue of $9.5 million, an increase of $0.2 million related to the Katrina settlement, which was partially offset by reductions in revenue attributable to contract expirations of $6.8 million, and a decrease of $0.6 million primarily related to insurance adjustments.  The increase in same location revenue was primarily due to additional fees from reverse management locations and ancillary services.

Reimbursement of management contract expense. Reimbursement of management contract expenses increased $37.4 million, or 14.2%, to $300.7 million in the first nine months of 2008, compared to $263.3 million in the first nine months of 2007. This increase resulted from additional reimbursements for costs incurred on the behalf of owners.

Cost of parking services—lease contracts. Cost of parking services for lease contracts increased $9.6 million, or 10.1%, to $105.1 million in the first nine months of 2008, compared to $95.5 million in the first nine months of 2007. This increase resulted from an increase in costs of $11.2 million from new locations, an increase in same location costs of $4.4 million, an increase of $0.6 million primarily related to insurance costs, offset by reductions in costs attributable to contract expirations of $6.6 million.  The increase in same location costs was due to increases in rent expense of $2.9 million, or 4.4%, related to percentage rental payments from increased revenue, $0.2 million, or 1.6%, for increases in payroll and payroll-related expenses, and an increase in other operating costs of $1.3 million.

Cost of parking services—management contracts. Cost of parking services for management contracts increased $14.9 million, or 40.5%, to $51.7 million in the first nine months of 2008, compared to $36.8 million in the first nine months of 2007. This increase resulted from an increase of $10.8 million in costs from new reverse management locations, an increase in same location costs of $7.3 million, which was partially offset by reductions in costs attributable to contract expirations of $2.7 million and a decrease of $0.5 million primarily related to insurance costs. The increase in same location costs was primarily due to increased costs from reverse management locations and ancillary services.

Reimbursed management contract expense. Reimbursed management contract expenses increased $37.4 million, or 14.2%, to $300.7million in the first nine months of 2008, compared to $263.3 million in the first nine months of 2007. This increase resulted from additional reimbursed costs incurred on the behalf of owners.

Gross profit—lease contracts. Gross profit for lease contracts decreased $0.7 million, or 5.8%, to $11.2 million in the first nine months of 2008, compared to $11.9 million in the first nine months of 2007.  Gross margin for lease contracts decreased to 9.6% in the first nine months of 2008, compared to 11.1% in the first nine months of 2007.  This decrease was primarily due to decreases in revenue related to contract expirations and a decrease in favorable insurance loss experience reserve estimates relating to prior years of $0.1 million.

Gross profit—management contracts. Gross profit for management contracts increased $6.3 million, or 12.4%, to $57.4 million in the first nine months of 2008, compared to $51.1 million in the first nine months of 2007. Gross margin for management contracts decreased to 52.6% in the first nine months of 2008, compared to 58.1% in the first nine months of 2007.  This decrease was primarily due to increases in costs from reverse management locations and a decrease in favorable insurance loss experience reserve estimates relating to prior years of $0.4 million.

General and administrative expenses. General and administrative expenses increased $2.5 million, or 7.4%, to $35.5 million in the first nine months of 2008, compared to $33.0 million in the first nine months of 2007. This increase resulted from increases in payroll and payroll-related expenses of $1.7 million, an increase in post-retirement benefits of $0.4 million, an increase of $0.3 million due to stock grants for our Board of Directors, an increase in rent expense of $0.3 million, an increase in professional fees of $0.2 million, partially offset by $0.4 million related to the Katrina settlement.

Interest expense. Interest expense decreased $0.9 million, or 17.5%, to $4.4 million in the first nine months of 2008, compared to $5.3 million in the first nine months of 2007. This decrease resulted primarily from a decrease in interest rates.

Interest income. Interest income decreased $0.3 million, to $0.2 million in the first nine months of 2008, compared to $0.5 million in the first nine months of 2007. This decrease resulted primarily from a decrease of repayments received in 2008 for interest bearing guarantor payments related to Bradley International Airport and payment of interest in conjunction with the collection of an outstanding receivable in 2007, which did not recur in 2008.

Income tax expense. Income tax expense increased $1.2 million, or 14.2%, to $9.7 million in the first nine months of 2008, compared to $8.5 million in the first nine months of 2007.  An increase in our pre-tax income resulted in a $1.4 million increase in income tax expense that was partially offset by a $0.2 decrease in income tax expense due to a decrease in our effective tax rate.

Segment revenue

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources. The CODM, as defined by SFAS 131, is our President and Chief Executive Officer (“CEO”).

The Company is managed based on regions administered by executive vice presidents. Three regions are generally organized geographically with the fourth region encompassing major airports and transportation operations nationwide. The following is a summary of revenues (excluding reimbursement of management contract expenses) by region for the nine months ended September 30, 2008 and 2007. Information related to prior years has been recast to conform to the current regional alignment.

Segment revenue information is summarized as follows (in thousands):

	For the nine months ended
	September 30, 2008	September 30, 2007
Revenues(a):
Region One	$87,202	$77,278
Region Two	26,522	20,524
Region Three	47,860	44,394
Region Four	55,757	50,903
Other	8,143	2,154
Total revenues	$225,484	$195,253

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

Revenue increased $30.2 million, or 15.5%, to $225.5 million for the first nine months of 2008, compared to $195.3 million in the first nine months of 2007. This increase resulted from an increase of $9.9 million in revenue from Region One, an increase of $6.0 million in revenue from Region Two, an increase of $3.5 million in revenue from Region Three, an increase of $4.9 million in revenue from Region Four, and an increase in revenue of $5.9 million in Other.

Region One revenue increased $9.9 million, or 12.8%, to $87.2 million for the first nine months of 2008, compared to $77.3 million for the first nine months of 2007. This increase resulted from an increase of $14.6 million in revenue from new locations and an increase in same location revenue of $2.7 million, partially offset by reductions in revenue attributable to contract expirations of $7.4 million.

Region Two revenue increased $6.0 million, or 29.2%, to $26.5 million for the first nine months of 2008, compared to $20.5 million for the first nine months of 2007. This increase resulted from an increase of $4.4 million in revenue from new locations, an increase of $1.6 million related to the Katrina settlement, an increase in same location revenue of $1.4 million, partially offset by decreases in revenue attributable to contract expirations of $1.4 million.

Region Three revenue increased $3.5 million, or 7.8% to $47.9 million for the first nine months of 2008, compared to $44.4 million for the first nine months of 2007. This increase resulted from an increase of $8.0 in revenue from new locations and an increase in same location revenue of $0.9 million, partially offset by reductions in revenue attributable to contract expirations of $4.8 million and $0.6 million non-cash gain related to the sale of a contract right in conjunction with one of the acquisitions completed during the third quarter 2007 that did not recur in 2008..

Region Four revenue increased $4.9 million, or 9.5%, to $55.8 million for the first nine months of 2008, compared to $50.9 million for the first nine months of 2007. This increase resulted from an increase of $4.2 million in revenue from new locations and an increase in same location revenue of $1.3 million, partially offset by reductions in revenue attributable to contract expirations of $0.6 million.

Other revenue increased $5.9 million to $8.1 million for the first nine months of 2008, compared to $2.2 million for the first nine months of 2007. This increase resulted primarily from increases in ancillary revenue that is not specifically identifiable to a region.

Liquidity and Capital Resources

Outstanding Indebtedness

On September 30, 2008, we had total indebtedness of approximately $111.4 million, an increase of $31.0 million from December 31, 2007. The $111.4 million includes:

•                                          $106.6 million under our senior credit facility; and

•                                          $4.8 million of other debt including capital lease obligations and obligations on seller notes and other indebtedness.

We believe that our cash flow from operations, combined with additional borrowing capacity under our senior credit facility, which amounted to $82.6 million at September 30, 2008, will be sufficient to enable us to pay our indebtedness, or to fund other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before their respective maturities. We believe that we will be able to refinance our indebtedness on commercially reasonable terms.

Senior Credit Facility

On July 15, 2008, we entered into an amended and restated credit agreement with a group of six banks:  Bank of America, N.A., as administrative agent, issuing lender and as a lender; Wells Fargo Bank N.A., as syndication agent, issuing lender and as a lender; Fifth Third Bank, as a lender; First Hawaiian Bank, as a lender; JPMorgan Chase Bank, N.A., as a lender; and U.S. Bank National Association, as a lender.  This credit agreement amended and restated our credit facility dated June 29, 2006.

The senior credit facility was increased from $135,000 to $210,000.  The $210,000 revolving credit facility will expire in July 2013.  The revolving credit facility includes a letter of credit sub-facility with a sublimit of $50,000 and a swing line sub-facility with a sublimit of $10,000.

This revolving credit facility bears interest, at our option, at either (1) LIBOR plus the applicable LIBOR Margin ranging between 2.00% and 3.50% depending on the ratio of our total funded indebtedness to our EBITDA from time to time (“Total Debt Ratio”) or (2) the Base Rate (as defined below) plus the applicable Base Rate Margin ranging between 0.50% and 2.00% depending on our Total Debt Ratio. We may elect interest periods of one, two, three or six months for LIBOR based borrowings. The Base Rate is the greater of (i) the rate publicly announced from time to time by Bank of America, N.A. as its “prime rate,” or (ii) the overnight federal funds rate plus 0.50%.

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

At September 30, 2008, we had $20.8 million of letters of credit outstanding under the senior credit facility, borrowings against the senior credit facility aggregated $106.6 million and we had $82.3 million available under the senior credit facility.

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

In 2006 we entered into a Rate Cap Transaction with Bank of America, which allows us to limit our exposure on a portion of our borrowings under the Credit Agreement. Under the Rate Cap Transaction, we receive payments from Bank of America each quarterly period to the extent that the prevailing three month LIBOR during that period exceeds our cap rate of 5.75%. The Rate Cap Transaction caps our LIBOR interest rate on a notional amount of $50.0 million at 5.75% for a total of 36 months. The Rate Cap Transaction began as of August 4, 2006 and settles each quarter on a date that coincides with our quarterly interest payment dates under the Credit Agreement.  This Rate Cap Transaction is classified as a cash flow hedge, and we calculate the effectiveness of the hedge on a quarterly basis.  The ineffective portion of the cash flow hedge is recognized in current period earnings as an increase of interest expense.

At September 30, 2008, the Rate Cap Transaction was reported at its fair value of $11 thousand and is included in prepaid expenses and other assets on the consolidated balance sheet.  Total changes in the fair value of the Rate Cap Transaction as of September 30, 2008 was $0.3 million, of which $0.2 million was recorded as an increase of interest expense in the consolidated statement of income for the nine months ended September 30, 2008.  $73 thousand of this change was due to hedge ineffectiveness.

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

During the first quarter of 2008, we repurchased from third party shareholders 257,125 shares at an average price of $20.79 per share, including average commissions $0.03 per share, on the open market.  Our majority shareholder sold to us 120,111 shares in the first quarter at an average price of $20.76 per share.  The total value of the first quarter transactions was $7.8 million.  214,500 shares were retired in March 2008 and the remaining 162,736 shares were retired in June 2008.

During the second quarter of 2008, we repurchased from third party shareholders 120,000 shares at an average price of $20.70 per share, including average commissions of $0.03 per share, on the open market.  Our majority shareholder sold to us 125,964 shares in the second quarter at an average price of $20.67 per share.  The total value of the second quarter transactions was $5.1 million.  173,701 shares were retired in June 2008 and the remaining 72,263 were retired during the third quarter.

In July 2008 the Board of Directors authorized us to repurchase shares of our common stock, on the open market or through private purchases, up to an additional $60.0 million in aggregate.

During the third quarter of 2008, we repurchased from third party shareholders 565,447 shares at an average price of $21.19 per share, including average commissions of $0.03 per share, on the open market.  Our majority shareholder sold to us 580,060 shares in the third quarter at an average price of $21.16 per share.  In addition, we repurchased from third party shareholders 14,600 shares at an average price of $22.66 per share, including average commissions of $0.03 per share, on the open market.  The total value of the third quarter transactions was $24.6 million.  994,841 shares were retired during the third quarter of 2008 and the remaining 165,266 shares were held as treasury stock at September 30, 2008.

The December 2007 repurchase authorization by the Board of Directors was completed in August 2008.

As of September 30, 2008, $45.4 million remained available for repurchase under the July 2008 authorization by the Board of Directors.

2007 Stock Repurchases

In March 2007 the Board of Directors authorized us to repurchase shares of our common stock, on the open market or through private purchases, up to $20.0 million in aggregate.  This repurchase program was completed during the fourth quarter of 2007.

During the first quarter of 2007 we repurchased from third party shareholders 95,278 shares at an average price of $17.57 per share, including average commissions of $0.01 per share, on the open market. Our majority shareholder sold to us 100,000 shares in the first quarter at an average price of $17.56 per share. The total value of the first quarter transactions was $3.4 million. All treasury shares were retired in March 2007.

During the second quarter of 2007 we repurchased from third party shareholders 175,600 shares at an average price of $18.33 per share, including average commissions of $0.01 per share, on the open market.  Our majority shareholder sold to us 182,808 shares in the second quarter at an average price of $18.32 per share.  The total value of the second quarter transactions was $6.6 million.  All treasury shares were retired during the second quarter.

During the third quarter of 2007 we repurchased from third party shareholders 135,756 shares at an average price of $18.14 per share, including average commission of $0.01 per share, on the open market.  Our majority shareholder sold to us 139,772 shares in the third quarter at an average price of $18.13 per share.  The total value of the third quarter transactions was $5.0 million.  215,012 shares were retired in September 2007 and the remaining 60,516 shares were retired in October 2007.

Letters of Credit

At September 30, 2008, we have provided letters of credit totaling $18.4 million to our casualty insurance carriers to collateralize our casualty insurance program.

As of September 30, 2008, we provided $2.4 million in letters to collateralize other obligations.

Deficiency Payments

Pursuant to our obligations with respect to the parking garage operations at Bradley International Airport, we are required to make certain payments for the benefit of the State of Connecticut and for holders of special facility revenue bonds. The deficiency payments represent contingent interest bearing advances to the trustee to cover operating cash flow requirements. The payments, if any, are recorded as a receivable by us for which we are reimbursed from time to time as provided in the trust agreement. As of September 30, 2008, we have advanced to the trustee $5.5 million, net of reimbursements. We believe these advances to be fully recoverable and therefore have not recorded a valuation allowance for them. We do not guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.

We made deficiency payments (net of repayments) of $1.3 million in the first nine months of 2008 compared to receiving repayments (net of deficiency payments) of $0.5 million in the first nine months of 2007. We did not receive any payments for interest and premium income related to deficiency payments in the first nine months of 2008 and received $0.3 million in the first nine months of 2007.

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

Net Cash Provided by Operating Activities

Net cash provided by operating activities totaled $19.4 million for the first nine months of 2008.  Cash provided included $25.8 million from operations and a net decrease in operating assets and liabilities of $6.4 million which was due to an increase in accounts receivable of $4.7 million, an increase in other assets of $1.4 million, an increase in prepaid assets of $0.2 million and a decrease in other liabilities of $0.7 million, partially offset by an increase in accounts payable of $0.6 million.

Net cash provided by operating activities totaled $25.4 million for the first nine months of 2007.  Cash provided included $21.7 million from operations and a net increase in operating assets and liabilities of $3.7 million which was due to an increase in accounts payable of $4.6 million, an increase in other liabilities of $3.1 million, partially offset by an increase of $1.7 million in accounts receivable, an increase of $1.6 million in other assets and an increase of $0.7 million in prepaid expenses.

Net Cash Used in Investing Activities

Net cash used in investing activities totaled $9.2 million in the first nine months of 2008.  Cash used in investing activities for the first nine months of 2008 included business acquisitions of $5.5 million, capital expenditures of $3.5 million for capital investments needed to secure and/or extend lease facilities, investment in information system enhancements and infrastructure, cost of contract purchases of $0.4 million and $0.1 million for contingent payments on previously acquired contracts, which was partially offset by $0.3 million of proceeds from the sale of assets.

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

Net Cash Used in Financing Activities

Net cash used in financing activities totaled $7.1 million in the first nine months of 2008.  Cash used in financing activities for 2008 included $37.5 million used to repurchase our common stock, $2.3 million used for payments of debt issuance costs, $1.2 million used for payments on capital leases, $0.1 million used for payments on long-term borrowings, offset by $32.4 million in proceeds from our senior credit facility, $0.7 million in proceeds from the exercise of stock options and $0.9 million in excess tax benefits related to stock option exercises.

Net cash used in financing activities totaled $17.9 million in the first nine months of 2007.  Cash used in financing activities for 2007 included $15.0 million to repurchase our common stock, $2.9 million in payments on the senior credit facility, $1.7 million for payments on capital leases, and $0.1 million for cash used on long-term borrowings, partially offset by $0.8 million in proceeds from the exercise of stock options and $1.0 million in excess tax benefits related to stock option exercises.

Cash and Cash Equivalents

We had cash and cash equivalents of $11.4 million at September 30, 2008, compared to $8.5 million at December 31, 2007. The cash balances reflect our ability to utilize funds deposited into our local accounts and which based upon availability, timing of deposits and the subsequent movement of that cash into our corporate accounts may result in significant changes to our cash balances.

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

In 2006 we entered into a Rate Cap Transaction with Bank of America, which allows us to limit our exposure on a portion of our borrowings under the Credit Agreement. Under the Rate Cap Transaction, we receive payments from Bank of America each quarterly period to the extent that the prevailing three month LIBOR during that period exceeds our cap rate of 5.75%. The Rate Cap Transaction caps our LIBOR interest rate on a notional amount of $50.0 million at 5.75% for a total of 36 months. The Rate Cap Transaction began as of August 4, 2006 and settles each quarter on a date that coincides with our quarterly interest payment dates under the Credit Agreement.  This Rate Cap Transaction is classified as a cash flow hedge, and we calculate the effectiveness of the hedge on a quarterly basis.  The ineffective portion of the cash flow hedge is recognized in current period earnings as an increase of interest expense.

At September 30, 2008, the Rate Cap Transaction was reported at its fair value of $11 thousand and is included in prepaid expenses and other assets on the consolidated balance sheet.  Total changes in the fair value of the Rate Cap Transaction as of September 30, 2008 was $0.3 million, of which $0.2 million was recorded as an increase of interest expense in the consolidated statement of income for the nine months ended September 30, 2008.  $73 thousand of this change was due to hedge ineffectiveness.

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

Our $210.0 million senior credit facility provides for a $210.0 million variable rate revolving facility. In addition, the credit facility includes a letter of credit sub-facility with a sublimit of $50.0 million and a swing line sub-facility with a sublimit of $10.0 million.  Interest expense on such borrowing is sensitive to changes in the market rate of interest. If we were to borrow the entire $220.0 million available under the facility, a 1% increase in the average market rate would result in an increase in our annual interest expense of $2.20 million.

This amount is determined by considering the impact of the hypothetical interest rates on our borrowing cost, but does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Due to the uncertainty of the specific changes and their possible effects, the foregoing sensitivity analysis assumes no changes in our financial structure.

Foreign Currency Risk

Our exposure to foreign exchange risk is minimal. All foreign investments are denominated in U.S. dollars, with the exception of Canada. We had approximately $2.3 million of Canadian dollar denominated cash instruments at September 30, 2008. We had no Canadian dollar denominated debt instruments at September 30, 2008.  We do not hold any hedging instruments related to foreign currency transactions. We monitor foreign currency positions and may enter into certain hedging instruments in the future should we determine that exposure to foreign exchange risk has increased.

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

PART II. OTHER INFORMATION

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Company

The following table contains detail related to the repurchase of common stock by us based on the date of trade during the quarter ended September 30, 2008. (In thousands except share and per share data)

Quarter Ended September 30, 2008	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program

From July 1 to July 30	395,236	$19.17	395,236	$62,380
From August 1 to August 31	339,402	22.26	339,402	54,825
From September 1 to September 30	425,469	22.23	425,469	45,369

Total for the quarter ended September 30	1,160,107	$21.19	1,160,107	$45,369

In December 2007 the Board of Directors authorized us to repurchase shares of common stock, on the open market or through private purchases, up to an additional $25.0 million in aggregate.  As of December 31, 2007, $22.9 million remained available for repurchase under this authorization.

In July 2008 the Board of Directors authorized us to repurchase shares of our common stock, on the open market or through private purchases, up to an additional $60.0 million, in aggregate.

During the third quarter of 2008, we repurchased from third party shareholders 565,447 shares at an average price of $21.19 per share, including average commissions of $0.03 per share, on the open market.  Our majority shareholder sold to us 580,060 shares in the third quarter at an average price $21.16 per share.  In addition, we repurchased from third party shareholders 14,600 shares at an average price of $22.66 per share, including average commissions of $0.03 per share, on the open market.  The total value of the third quarter transactions was $24.6 million.  994,841 shares were retired during the third quarter of 2008 and the remaining 165,266 shares were held as treasury stock at September 30, 2008.

As of September 30, 2008, $45.4 million remained available for repurchase under the July 2008 authorization by the Board of Directors.

Item 6.                Exhibits

Exhibit Number	Description

10.1	Standard Parking Corporation Restricted Stock Unit Agreement dated as of July 1, 2008 (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 2, 2008)
10.2

Amended and Restated Credit Agreement dated July 15, 2008 among the Company, various financial institutions, Bank of America, N.A. and Wells Fargo Bank, N.A. (incorporated by reference on exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 18, 2008)

31.1	Section 302 Certification dated November 7, 2008 for James A. Wilhelm, Director, President and Chief Executive Officer
31.2	Section 302 Certification dated November 7, 2008 for G. Marc Baumann, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
31.3	Section 302 Certification dated November 7, 2008 for Daniel R. Meyer, Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer)
32.1	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 7, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD PARKING CORPORATION

Dated: November 7, 2008	By:	/s/ DANIEL R. MEYER
Daniel R. Meyer Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer and Duly Authorized Officer)

Dated: November 7, 2008	By:	/s/ G. MARC BAUMANN
G. Marc Baumann Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Dated: November 7, 2008	By:	/s/ JAMES A. WILHELM
James A. Wilhelm Director, President And Chief Executive Officer (Principal Executive Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Standard Parking Corporation Restricted Stock Unit Agreement dated as of July 1, 2008 (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 2, 2008)
10.2

Amended and Restated Credit Agreement dated July 15, 2008 among the Company, various financial institutions, Bank of America, N.A. and Wells Fargo Bank, N.A. (incorporated by reference on exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 18, 2008)

31.1	Section 302 Certification dated November 7, 2008 for James A. Wilhelm, Director, President and Chief Executive Officer
31.2	Section 302 Certification dated November 7, 2008 for G. Marc Baumann, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
31.3	Section 302 Certification dated November 7, 2008 for Daniel R. Meyer, Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer)
32.1	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 7, 2008