Form 10-K/A
period 2007-12-31
STANDARD PARKING CORP
filed 2008-12-12
CIK 1059262

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

EXPLANATORY NOTE

We are filing this Form 10-K/A Amendment No. 1 to our report on Form 10-K for the year ended December 31, 2007, as filed on March 14, 2008, to correct a typographical error by changing the report date from December 31, 2006 to December 31, 2007 of the Section 1350 Certification included as Exhibit 32 to that report.  This amendment does not update any other information set forth in the original filing of the Company’s report on Form 10-K for the year ended December 31, 2007.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Listing

Exhibit Number	Description
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by James A. Wilhelm, G.Marc Baumann and Daniel R. Meyer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD PARKING CORPORATION

By:	/s/ JAMES A. WILHELM
James A. Wilhelm Director, President and Chief Executive Officer (Principal Executive Officer)

Date: December 12, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN V. HOLTEN	Director and Chairman	December 12, 2008
John V. Holten

/s/ JAMES A. WILHELM	Director, President and Chief Executive Officer	December 12, 2008
James A. Wilhelm	(Principal Executive Officer)

/s/ KARL G. ANDREN	Director	December 12, 2008
Karl G. Andren

/s/ CHARLES L. BIGGS	Director	December 12, 2008
Charles L. Biggs

/s/ KAREN M. GARRISON	Director	December 12, 2008
Karen M. Garrison

/s/ GUNNAR E. KLINTBERG	Director	December 12, 2008
Gunnar E. Klintberg

/s/ LEIF F. ONARHEIM	Director	December 12, 2008
Leif F. Onarheim

/s/ A. PETTER ØSTBERG	Director	December 12, 2008
A. Petter Østberg

/s/ ROBERT S. ROATH	Director	December 12, 2008
Robert S. Roath

/s/ G. MARC BAUMANN	Executive Vice President, Chief Financial Officer,	December 12, 2008
G. Marc Baumann	and Treasurer (Principal Financial Officer)

/s/ DANIEL R. MEYER	Senior Vice President, Corporate Controller and	December 12, 2008
Daniel R. Meyer	Asst. Treasurer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by James A. Wilhelm, G.Marc Baumann and Daniel R. Meyer.