Form 10-K
period 2008-12-31
STANDARD PARKING CORP
filed 2009-03-13
CIK 1059262

Use these links to rapidly review the document

INDEX TO HISTORICAL FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of June 30, 2008, the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was approximately $160.0 million, based on the closing price of the common stock as reported on the NASDAQ Global Market.

         As of March 2, 2009, there were 15,282,708 shares of common stock of the registrant outstanding.

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

        We have used the words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" and similar terms and phrases, including references to assumptions in this Form 10-K to identify forward-looking statements. These forward looking statements are made based on our management's expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. These uncertainties and factors could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

  •
  the financial difficulties or bankruptcy of our major clients, including the impact on our ability to collect receivables;

  •
  availability, terms and deployment of capital;

  •
  potential impact on the market price of our common stock from the sale or offer of a substantial amount of our common stock by our majority shareholder and the ability of our majority shareholder to control our major corporate decisions;

  •
  potential for change of control default under our credit agreement if an unaffiliated person obtains a majority of our common stock;

  •
  the loss, or renewal on less favorable terms, of management contracts and leases;

  •
  our ability to renew our insurance policies on acceptable terms, the extent to which our clients choose to obtain insurance coverage through us and our ability to successfully manage self-insured losses;

  •
  the impact of public and private regulations;

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

  •
  the loss of key employees;

  •
  development of new, competitive parking-related services;

  •
  changes in general economic and business conditions or demographic trends; and

  •
  the other factors discussed under Item 1A, "Risk Factors," and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-K.

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

PART I

ITEM 1.    BUSINESS

General

        We are a leading national provider of parking facility management services. We provide on-site management services at multi-level and surface parking facilities for all major markets of the parking industry. We manage approximately 2,200 locations, containing over one million parking spaces, in over 330 cities across the United States and Canada. Our diversified client base includes some of the nation's largest private and public owners, managers and developers of major office buildings, residential properties, commercial properties, shopping centers and other retail properties, sports and special event complexes, hotels, and hospitals and medical centers, including properties such as the MET Life Building in New York, the Four Seasons Hotel in Chicago, Harvard Medical School in Boston, Nationwide Arena in Columbus, Westfield Shoppingtown Century City in Los Angeles, and Greenway Plaza in Houston. In addition, we manage 133 parking-related and shuttle bus operations serving 63 airports, including Chicago O'Hare International Airport, Cleveland Hopkins International Airport and Dallas/Fort Worth International Airport.

        Since entering the parking business in 1929, we have focused on providing our clients with superior management services to attract customers. We believe that our management services, coupled with a leading position in our core markets, help to maximize profitability per parking facility for both us and our clients. We believe that we have created our leading position by providing:

  •
  Ambiance in Parking®, an approach to parking that includes on-site, value-added services and amenities;

  •
  service enhancing information technology, including Client View™, a proprietary client reporting system that allows us to provide our clients with on-line access to site-level financial and operating information;

  •
  comprehensive training programs for on-site employees, including our web-based Standard UniversitySM training programs that promote customer service and client retention; and

  •
  an internal audit and contract compliance group to monitor cash and operational controls.

        Moreover, as a public company subject to the requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act, we adhere to accounting, internal control and reporting standards that are more rigorous than those typically followed by our non-public competitors.

        We believe that these factors distinguish us from our competitors and contribute to our high location retention rate, which averaged 89%, for the year ended December 31, 2008 (which statistic includes the impact of our decision to exit from unprofitable contracts).

        We do not own any parking facilities and, as a result, we assume few of the risks of real estate ownership. We operate our clients' parking properties through two types of arrangements: management contracts and leases. Under a management contract, we typically receive a base monthly fee for managing the facility, and we may also receive an incentive fee based on the achievement of facility performance objectives. We also receive fees for ancillary services. Typically, all of the underlying revenues and expenses under a standard management contract flow through to our client rather than to us. Under lease arrangements, we generally pay either a fixed annual rent, a percentage of gross customer collections, or a combination thereof to the property owner. We collect all revenues under lease arrangements and we are responsible for most operating expenses, but we are typically not responsible for major maintenance, capital expenditures or real estate taxes. As of December 31, 2008, we operated 90% of our locations under management contracts and 10% under leases.

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

        Books-To-Go® CD Library.    Monthly customers can borrow—free of charge—audio CD to which they can listen as they drive to and from work. A wide selection of fiction, non-fiction and business titles is maintained in the facility office.

        Films-To-Go® DVD Library.    This amenity builds on the success of our popular Books-To-Go® program. DVDs of many popular movie titles are stocked in the parking facility office and made available free of charge to monthly customers. The movie selections are updated on a regular basis.

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

        CarCare Maintenance Services.    A car service vendor will pick-up a customer's car from the parking facility, contact the customer with an estimate, service the car during normal working hours and return it to the facility before the end of the business day.

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

Operations

        We maintain regional and city offices throughout the United States and Canada in order to support approximately 13,320 employees and approximately 2,200 locations. These offices serve as the central bases through which we provide the employees to staff our parking facilities as well as the on-site and support management staff to oversee those operations. Our administrative staff accountants are based in those same offices and facilitate the efficient, accurate and timely production and delivery to our clients of our monthly reports. Having these all-inclusive operations and accounting teams located in regional and city offices throughout the United States and Canada allows us to add new locations quickly and in a cost-efficient manner. To facilitate the training of our facility personnel throughout the country, we have created Standard Universitysm, the foundation of all our formal training programs that span a wide range of topics including soft skills, technology, software, leadership skills and operating procedures. Courses are deployed using a multitude of methods including classroom sessions, web-based sessions, and self-managed, computer-based training. Standard Universitysm is available to our employees on a 24/7 basis so they may access training and information when they need it.

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

Clients and Properties

        Our client base includes a diverse cross-section of public and private owners, developers and managers of real estate. A list of some of our clients, and the types of properties for which we operate their parking, include:

Client / Property	Property Type
American Museum of Natural History	Museum
Brookfield Properties, Ltd	Office
Chicago O'Hare International and Chicago Midway Airports	Airport
The Cleveland Clinic Foundations	Medical center
Crescent Real Estate Equities Company	Office
Four Seasons Hotel	Hotel
Hartford Bradley International Airport	Airport
Harvard Medical School	University/Medical
JMB Realty Corporation	Office
JPMorgan Chase Bank, NA	Retail
Nationwide Realty Investors Ltd	Office and Special event
Westfield Properties Shoppingtowns	Retail

        No single client represented more than 6.3% of revenues or more than 4.8% of our gross profit for the year ended December 31, 2008. For the years ended December 31, 2008 and December 31, 2007, we retained an average of 89% and 91%, respectively, of our locations (which statistic includes the impact of our decision to exit from unprofitable contracts).

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

Employees

        As of December 31, 2008, we employed approximately 13,320 individuals, including approximately 7,690 full-time and 5,630 part-time employees. As of December 31, 2007, we employed approximately 12,600 individuals, including approximately 7,060 full-time and 5,540 part-time employees. Approximately 24% of our employees are covered by collective bargaining agreements. No single collective bargaining agreement covers a material number of employees. We believe that our employee relations are good.

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

Adverse economic trends and turmoil in the credit markets and the financial services industry may reduce demand for our services, lower our earnings and harm our operations.

        Recently, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States government. While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on us and our costs of borrowing. These events could also adversely impact the availability of financing to our clients and therefore our ability to collect amounts due from them, or cause such clients to terminate their contracts with us completely.

The financial difficulties or bankruptcy of one or more of our major clients could adversely affect results.

        Future revenues and our ability to collect accounts receivable depend, in part, on the financial strength of our clients. We estimate an allowance for accounts we do not consider collectible and this allowance adversely impacts profitability. In the event our clients experience financial difficulty, and particularly if bankruptcy results, profitability is further impacted by our failure to collect accounts receivable in excess of the estimated allowance. Additionally, our future revenues would be reduced by the loss of these clients.

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

        In February 2009, we were informed by Steamboat Industries LLC that it intends to sell a majority (and potentially all or substantially all) of its stake in the Company. Steamboat, which is controlled by our chairman, John V. Holten, and which currently controls a majority of the voting power of our common stock, intends that such sale occur through one or more public or private transactions. Steamboat has informed the Company that it plans to sell such shares in order to raise sufficient proceeds to repay a loan of approximately $110 million that it currently has with third-party lenders, which loan matures in the second quarter of 2009 and is secured by a pledge of all of Steamboat's common stock in the Company. We understand the loan agreements provide that if Steamboat is not able to repay the loan in full on or before the maturity date due to market conditions or otherwise, then the lenders will take any remaining shares in full satisfaction of the loan. We can provide no assurance as to the number of shares of the Company's common stock that will be sold or transferred by Steamboat or the manner, timing or other terms of such sale or transfer.

        Steamboat Industries LLC is permitted to sell, dispose of or otherwise enter into other transactions involving significant amounts of our common stock under Rule 144 and other exemptions from registration under the federal securities laws. Steamboat Industries LLC also has transferable registration rights with respect to such common stock, which will be assigned to its lenders in the event of a foreclosure. The offer, sale, disposition or consummation of other such transactions involving substantial amounts of our common stock by these or other significant shareholders could have a significant negative impact on our stock price, particularly if such offers, sales, dispositions or transactions occur simultaneously or relatively close in time.

If a person or group unaffiliated with our parent company acquires a majority of our common stock, a change of control default could be triggered under our credit facility, which would adversely impact our liquidity, capital resources and business operations.

        Our parent company, Steamboat Industries LLC, which is controlled by our chairman, John V. Holten, owns 50.3% of our outstanding common stock as of March 2, 2009. Steamboat has pledged all of its Company common stock as security for its debt obligations, and has announced its intent to sell a majority (and potentially all or substantially all) of its stake in the Company. If one person or group acquires a majority of our common stock, a change of control default could be triggered under our Amended and Restated Credit Agreement. If such an event were to occur, we would need to obtain a waiver from our lenders or amend the credit facility. If such a waiver or amendment were not granted, we could be forced to obtain a new credit facility, and our liquidity, capital resources and business operations could be adversely impacted.

Our parent company, Steamboat Industries LLC, which is controlled by our chairman, controls our major corporate decisions.

        Our parent company, Steamboat Industries LLC, which is controlled by our chairman, John V. Holten, owns 50.3% of our outstanding common stock as of December 31, 2008. As a result, Steamboat Industries LLC is able to control us, the election and removal of the directors on our board of directors, and our management and policies. Steamboat Industries LLC also controls all matters regarding stockholder approval, including the amendment of certain provisions of our Certificate of Incorporation and By-Laws and the approval of fundamental corporate transactions. If Steamboat Industries LLC sells or transfers its majority ownership stake to one person or group, such person would also have the same ability to control us.

        As of December 31, 2008, we have 21,300,000 shares of common stock authorized, of which 5,189,219 shares remained unissued. As a result, we require, and expect to require, the consent of Steamboat Industries LLC, or any successor to its majority interest, in order to authorize and issue additional common stock in connection with certain corporate actions that may be beneficial to our business or to our stockholders, such as pursuing acquisitions and mergers involving a issuance of our common stock. The ability of our parent company to control our major corporate decisions may harm the market price for our common stock by delaying, deferring or preventing a business combination involving our company, causing us to enter into transactions that are not in the best interests of all stockholders or discouraging third-party investors.

Our management contracts and leases expose us to certain risks.

        The loss or renewal on less favorable terms of a substantial number of management contracts or leases could have a material adverse effect on our business, financial condition and results of operations. In addition, because certain management contracts and leases are with state, local and quasi-governmental entities, changes to certain governmental entities' approaches to contracting regarding parking facilities could affect such contracts. A material reduction in the operating income associated with the integrated services we provide under management contracts and leases could have a material adverse effect on our business, financial condition and results of operations. To the extent that management contracts and leases are cancelable without cause, most of these contracts would also be cancelable in the event of our clients' bankruptcy, despite the automatic stay provisions under bankruptcy law.

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

        The rate of our expansion will depend in part upon the availability of adequate capital, which in turn will depend in large part upon cash flow generated by our business and the availability of equity and debt capital. We believe that we will be able to obtain equity or debt capital on acceptable terms. However, we will require the consent of shareholders holding a majority of shares in order to authorize and issue additional shares of common stock above the current number of shares of authorized capital stock, which may be required in connection with any future acquisitions. In addition, our senior credit facility contains provisions that restrict our ability to incur additional indebtedness and/or make substantial investments or acquisitions. As a result, we cannot assure you that we will be able to finance our current growth strategy.

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

        In order to raise additional revenue, a number of state and municipal governments have either sold or entered into long-term leases of public assets or may be contemplating such transactions. The assets that are the subject of such transactions have included government-owned parking garages located in downtown commercial districts and parking operations at airports. The sale or long-term leasing of such government-owned parking assets to our competitors or clients of our competitors could have a material adverse effect on our business, financial condition and results of operations.

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

        In 2005 Hurricane Katrina caused significant disruption to our operations in New Orleans and the U.S. Gulf Coast region, which adversely impacted our operating results for this region. To the extent that we experience similar weather related events in the U.S. Gulf Coast Region or in other geographical areas where we operate, or experience other extraordinary natural events, such as earthquakes, our operating results may be adversely impacted.

Our business may be harmed as a result of terrorist attacks and the related increase in government regulation of airports and reduced air travel.

        Any terrorist attacks, particularly in the United States or Canada, may negatively impact our business, financial condition and results of operations. Attacks have resulted in, and may continue to result in, increased government regulation of airlines and airport facilities, including imposition of minimum distances between parking facilities and terminals, resulting in the elimination of currently managed parking facilities, and increased security checks of employees and passengers at airport facilities. We derive a significant percentage of our gross profit from parking facilities and parking related services in and around airports. For the year ended December 31, 2008, approximately 20% of gross profit was derived from those operations. The Federal Aviation Administration generally prohibits parking within 300 feet of airport terminals during periods of heightened security. While the prohibition is not currently in effect, there can be no assurance that this governmental prohibition will not again be reinstated. The existing regulations governing parking within 300 feet of airport terminals or future regulations may prevent us from using certain parking spaces. Reductions in the number of parking spaces and air travelers may reduce our revenues and cash flow for both our leased facilities and those facilities we operate under management contracts.

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

Many of our employees are covered by collective bargaining agreements.

        Approximately 24% of our employees are represented by labor unions. Approximately 29% of our collective bargaining contracts, representing 6% of our employees, are up for renewal in 2009. There can be no assurance that we will be able to renew existing labor union contracts on acceptable terms. Employees could exercise their rights under the labor union contract, which could include a strike or walk-out. In such cases, there are no assurances that we would be able to staff sufficient employees for our short-term needs. Any such labor strike or our inability to negotiate a satisfactory contract upon expiration of the current agreements could have a negative effect on our business, financial condition and results of operations.

        We make contributions to multiemployer benefit plans on behalf of certain employees covered by collective bargaining agreements and could be responsible for paying unfunded liabilities incurred by such benefit plans, which amount could be material.

Economic and demographic trends could materially adversely affect our business.

        Our business operations are located in North America and tend to be concentrated in large urban areas. Our business could be materially adversely affected to the extent that economic or demographic factors result in the movement of white-collar jobs from urban centers to suburbs or out of North America entirely, increased office vacancies in urban areas, movement toward home office alternatives, or lower consumer spending or employment levels.

ITEM 2.    PROPERTIES

Parking Facilities

        We operate parking facilities in 42 states and the District of Columbia in the United States and three provinces of Canada. We do not currently own any parking facilities. The following table summarizes certain information regarding our facilities as of December 31, 2008:

		# of Locations			# of Spaces
States/Provinces	Airports and Urban Cities	Airport	Urban	Total	Airport	Urban	Total
Alabama	Airports	3	—	3	1,562	—	1,562
Alberta	Airports, Calgary and Edmonton	2	18	20	—	15,314	15,314
Arizona	Phoenix	—	20	20	—	12,691	12,691
British Columbia	Vancouver	—	2	2	—	742	742
California	Airports, Beverly Hills, Encino, Glendale, Long Beach, Los Angeles, Sacramento, San Francisco, San Jose, Santa Monica and Woodland Hills	2	702	704	3,220	209,529	212,749
Colorado	Airports, Aurora, Colorado Springs, and Denver	8	50	58	40,857	31,194	72,051
Connecticut	Airports	9	—	9	7,941	—	7,941
Delaware	Wilmington	—	1	1	—	473	473
District of Columbia	Washington, DC	—	16	16	—	5,468	5,468

		# of Locations			# of Spaces
States/Provinces	Airports and Urban Cities	Airport	Urban	Total	Airport	Urban	Total
Florida	Airports, Boca Raton, Coral Gables, Ft. Myers, Miami, Miami Beach, Orlando and Tampa	5	62	67	14,956	53,020	67,976
Georgia	Airports and Atlanta	2	21	23	4,570	21,163	25,733
Hawaii	Airports, Aiea, Honolulu, Lahaina, Waipahu	3	44	47	2,393	15,871	18,264
Idaho	Airports	1	—	1	372	—	372
Illinois	Airports, Chicago and Hoffman Estates	12	251	263	29,986	96,871	126,857
Indiana	Airports	1	—	1	2,305	—	2,305
Kansas	Bonner Springs, Kansas City and Topeka	—	6	6	—	13,817	13,817
Kentucky	Airports	5	—	5	16,560	—	16,560
Louisiana	Airport, Metairie and New Orleans	1	29	30	1,302	15,338	16,640
Maine	Airports and Portland	3	3	6	3,809	1,890	5,699
Maryland	Baltimore, Bethesda and Towson	—	22	22	—	13,560	13,560
Massachusetts	Boston, Cambridge, Chestnut Hill, and Hopkinton	—	94	94	—	30,561	30,561
Michigan	Airports	7	—	7	12,699	—	12,699
Minnesota	Airport, Minneapolis and St. Paul	1	37	38	555	10,965	11,520
Missouri	Airports and Kansas City	6	121	127	24,624	42,814	67,438
Montana	Airports	6	—	6	3,622	—	3,622
Nebraska	Airports	2	—	2	1,307	—	1,307
Nevada	Las Vegas and Reno	—	3	3	—	150	150
New Jersey	Hoboken, Jersey City, Paterson and Wayne	—	19	19	—	14,737	14,737
New Mexico	Airports	1	—	1	—	—	—
New York	Airports, Bronx, Buffalo, and New York City	7	61	68	11,565	38,981	50,546
North Carolina	Airport and Charlotte	1	14	15	1,403	10,682	12,085
North Dakota	Airports	2	—	2	1,415	—	1,415
Ohio	Airports, Akron, Cincinnati, Cleveland, Columbus, and Lakewood	7	148	155	10,695	110,879	121,574
Ontario	Hamilton, London, North York, and Toronto	—	58	58	—	43,273	43,273
Oregon	Airports and Medford	7	1	8	10,013	—	10,013
Pennsylvania	Airports	2	—	2	2,105	—	2,105
Rhode Island	Airport and Providence	6	1	7	8,480	4,500	12,980
South Dakota	Airports	3	—	3	1,909	—	1,909
Tennessee	Airports, Memphis and Nashville	2	14	16	649	3,188	3,837
Texas	Airports, Austin, Dallas, Fort Worth, and Houston	4	97	101	6,638	86,561	93,199
Utah	Salt Lake City	—	5	5	—	3,090	3,090
Vermont	Burlington	—	1	1	—	560	560
Virginia	Airports, Alexandria, Arlington, Fairfax, and Richmond	7	54	61	9,702	34,589	44,291
Washington	Airports, Bellevue and Seattle	2	87	89	822	13,981	14,803
Wisconsin	Airports and Milwaukee	3	16	19	4,344	4,022	8,366
Wyoming	Casper and Mills	—	4	4	—	1,840	1,840

	Totals	133	2,082	2,215	242,380	962,314	1,204,694

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2008.

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

	2008			2007
	Sales Price			Sales Price
			Cash Dividends Declared			Cash Dividends Declared
Quarter Ended	High	Low		High	Low
March 31	$23.50	$17.47	—	$20.06	$16.55	—
June 30	$21.72	$17.95	—	$19.10	$16.44	—
September 30	$23.74	$18.11	—	$19.92	$15.82	—
December 31	$21.31	$15.09	—	$24.98	$18.82	—

Holders

        As of March 9, 2009, there were approximately 3,675 holders of our common stock, based on the number of record holders of our common stock and an estimate of the number of individual participants represented by security position listings.

Dividends

        We did not pay a cash dividend in respect of our common stock in 2008 or 2007. By the terms of our senior credit facility, we are restricted from paying cash dividends on our capital stock while such facility is in effect.

        There are no restrictions on the ability of our wholly owned subsidiaries to pay cash dividends to us.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be based upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by securities holders	1,411,903	$2.22	122,471
Equity compensation plans not approved by securities holders	—	—	—

Total	1,411,903	$2.22	122,471

Stock Repurchases

        The following table contains detail related to the repurchase of common stock by us based on the date of trade during the quarter ended December 31, 2008. (In thousands except share and per share data)

Quarter Ended December 31, 2008	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
From October 1 to October 31	444,955	$18.86	444,955	$36,976
From November 1 to November 30	443,786	$17.92	443,786	29,025
From December 1 to December 31	336,894	$18.31	336,894	22,857

Total for the quarter ended December 31	1,225,635	$18.37	1,225,635	$22,857

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

        During the fourth quarter of 2008, we repurchased from third party shareholders 640,348 shares at an average price of $18.34 per share, including average commissions of $0.03 per share, on the open market. Our majority shareholder sold to us 545,683 shares in the fourth quarter at an average price of $18.31 per share. In addition, we repurchased from third party shareholders 24,700 shares at an average price of $18.21 per share, including average commissions of $0.03 per share, on the open market. Our majority shareholder also sold us its pro-rata ownership of a third quarter open market repurchase of 14,904 shares at an average price of $22.63 per share. The total value of the fourth quarter transactions was $22.5 million. 598,212 shares were retired during the fourth quarter of 2008 and the remaining 627,423 shares were held as treasury stock and retired during the first quarter of 2009.

        As of December 31, 2008, $22.9 million remained available for repurchase under the July 2008 authorization by the Board of Directors.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table presents selected historical consolidated financial data as of December 31, 2008, 2007 and 2006, derived from our audited consolidated financial statements, which are included elsewhere herein. The table also presents selected historical consolidated financial data as of December 31, 2005 and 2004 derived from our audited consolidated financial statements, which are not included herein. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Result of Operations" and the historical consolidated financial statements and notes thereto for years 2008, 2007 and 2006 which are included elsewhere herein. The historical results do not necessarily indicate results expected for any future period.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Statement of Operations Data:
Parking services revenue:
Lease contracts	$154,311	$145,327	$153,336	$154,099	$148,752
Management contracts	145,828	119,612	106,554	93,876	83,712
Reimbursement of management contract expense	400,621	356,782	346,055	338,679	331,171

Total revenue	700,760	621,721	605,945	586,654	563,635
Cost of parking services:
Lease contracts	140,058	129,550	139,043	141,037	134,548
Management contracts	69,285	49,726	44,990	37,101	34,029
Reimbursed management contract expense	400,621	356,782	346,055	338,679	331,171

Total cost of parking services	609,964	536,058	530,088	516,817	499,748
Gross profit:
Lease contracts	14,253	15,777	14,293	13,062	14,204
Management contracts	76,543	69,886	61,564	56,775	49,683

Total gross profit	90,796	85,663	75,857	69,837	63,887
General and administrative expenses	47,619	44,796	41,228	38,922	33,470
Depreciation and amortization	6,059	5,335	5,638	6,427	6,957
Management fee-parent company	—	—	—	—	1,500
Non-cash stock option compensation expense	—	—	—	—	2,299
Valuation allowance related to long-term receivables	—	—	—	900	—

Operating income	37,118	35,532	28,991	23,588	19,661
Interest expense	6,476	7,056	8,296	9,398	13,369
Interest income	(173)	(610)	(552)	(841)	(534)
Gain on extinguishment of debt	—	—	—	—	(3,832)

	6,303	6,446	7,744	8,557	9,003
Minority interest	148	446	376	326	349

Income before income taxes	30,667	28,640	20,871	14,705	10,309
Income tax expense (benefit)(1)	11,622	11,267	(14,880)	(14)	(112)

Net income before preferred stock dividends and increase in value of common stock subject to put/call	19,045	17,373	35,751	14,719	10,421
Preferred stock dividends	—	—	—	—	(7,243)
Increase in value of common stock subject to put/call	—	—	—	—	(538)

Net income	$19,045	$17,373	$35,751	$14,719	$2,640

Balance Sheet Data (at end of year):
Cash and cash equivalents	$8,301	$8,466	$8,058	$10,777	$10,360
Total assets	229,241	215,388	212,528	201,353	195,102
Total debt	125,064	80,363	85,665	92,108	109,750
Convertible redeemable preferred stock, series D	—	—	—	1	1
Common stockholders' equity	1,017	39,339	41,253	24,412	15,339

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

        We operate our clients' properties through two types of arrangements: management contracts and leases. Under a management contract, we typically receive a base monthly fee for managing the facility, and we may also receive an incentive fee based on the achievement of facility performance objectives. We also receive fees for ancillary services. Typically, all of the underlying revenues and expenses under a standard management contract flow through to our clients rather than to us. However, some management contracts, which are referred to as "reverse" management contracts, usually provide for larger management fees and require us to pay various costs. Under lease arrangements, we generally pay to the property owner either a fixed annual rent, a percentage of gross customer collections or a combination thereof. We collect all revenues under lease arrangements and we are responsible for most operating expenses, but we are typically not responsible for major maintenance, capital expenditures or real estate taxes. Margins for lease contracts vary significantly, not only due to operating performance, but also due to variability of parking rates in different cities and varying space utilization by parking facility type and location. As of December 31, 2008, we operated 90% of our locations under management contracts and 10% under leases.

        In evaluating our financial condition and operating performance, management's primary focus is on our gross profit, total general and administrative expense and general and administrative expense as a percentage of our gross profit. Although the underlying economics to us of management contracts and leases are similar, the manner in which we are required to account for them differs. Revenue from leases includes all gross customer collections derived from our leased locations (net of parking tax), whereas revenue from management contracts only includes our contractually agreed upon management fees and amounts attributable to ancillary services. Gross customer collections at facilities under management contracts, therefore, are not included in our revenue. Accordingly, while a change in the proportion of our operating agreements that are structured as leases versus management contracts may cause significant fluctuations in reported revenue and expense of parking services, that change will not artificially affect our gross profit. For example, as of December 31, 2008, 90% of our locations were operated under management contracts and 84% of our gross profit for the year ended December 31, 2008 was derived from management contracts. Only 49% of total revenue (excluding reimbursement of management contract expenses), however, was from management contracts because under those contracts the revenue collected from parking customers belongs to our clients. Therefore, gross profit and total general and administrative expense, rather than revenue, are management's primary focus.

General Business Trends

        We believe that sophisticated commercial real estate developers and property managers and owners recognize the potential for parking and related services to be a profit generator rather than a cost center. Often, the parking experience makes both the first and the last impressions on their properties' tenants and visitors. By outsourcing these services, they are able to capture additional profit by leveraging the unique operational skills and controls that an experienced parking management company can offer. Our ability to consistently deliver a uniformly high level of parking and related services and maximize the profit to our clients improves our ability to win contracts and retain existing locations. Our location retention rate for the twelve month periods ended December 31, 2008 and December 31, 2007 was 89% and 91%, respectively, which also reflects our decision not to renew, or terminate, unprofitable contracts.

        We are also experiencing an increase in our ability to leverage existing relationships to increase the scope of services provided, thereby increasing the profit per location. For the year ended December 31, 2008 compared to the year ended December 31, 2007, we improved average gross profit per location by 2.0% from $40.2 thousand to $41.0 thousand.

Summary of Operating Facilities

        We focus our operations in core markets where a concentration of locations improves customer service levels and operating margins. The following table reflects our facilities operated at the end of the years indicated:

	December 31, 2008	December 31, 2007	December 31, 2006
Managed facilities	1,986	1,893	1,733
Leased facilities	229	238	245

Total facilities	2,215	2,131	1,978

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

  •
  Conversions.    Conversions between type of contracts, lease or management, are typically determined by our clients and not us. Although the underlying economics to us of management contracts and leases are similar, the manner in which we account for them differs substantially.

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

Results of Operations

Fiscal 2008 Compared to Fiscal 2007

        The following table presents the material factors that impact our revenue.

	Year Ended December 31,		Variance
	2008	2007	Amount	%
		(in millions)
Lease contract revenue:
New location	$9.4	$2.5	$6.9	276.0
Contract expirations	4.1	8.9	(4.8)	(53.9)
Same location:
Short-term parking	85.7	84.9	0.8	0.9
Monthly parking	41.8	39.8	2.0	5.0

Total same location	127.5	124.7	2.8	2.2
Conversions	5.1	8.2	(3.1)	(37.8)
Acquisitions	8.2	1.0	7.2	720.0

Total lease contract revenue	$154.3	$145.3	$9.0	6.2

Management contract revenue:
New location	$25.7	$8.2	$17.5	213.4
Contract expirations	8.2	17.6	(9.4)	(53.4)
Same location	102.3	91.7	10.6	11.6
Conversions	0.3	0.2	0.1	50.0
Acquisitions	9.3	1.9	7.4	389.5

Total management contract revenue	$145.8	$119.6	$26.2	21.9

Reimbursement of management contract expense	$400.6	$356.8	$43.8	12.3

        Parking services revenue—lease contracts.    Lease contract revenue increased $9.0 million, or 6.2%, to $154.3 million for the year ended December 31, 2008, compared to $145.3 million in the year-ago period. The increase resulted primarily from our acquisitions, revenue from new locations exceeding decreases in revenue from contract expirations and fewer leased contracts that converted from management contracts during the current year. Same location revenue for those facilities, which as of December 31, 2008 have been operational a minimum of 24 months, increased 2.2%. Revenue associated with contract expirations relates to contracts that expired during the current period. In addition, we recorded $1.4 million in 2008 related to the Hurricane Katrina settlement, which was included in contract expirations.

        Parking services revenue—management contracts.    Management contract revenue increased $26.2 million, or 21.9%, to $145.8 million for the year ended December 31, 2008, compared to $119.6 million in the year-ago period. The increase resulted primarily from new locations and acquisitions which more than offset the decrease in revenue from contract expirations. Same locations revenue for those facilities, which as of December 31, 2008 have been operational a minimum of 24 months, increased 11.6%. In addition, we recorded $0.2 million related to the Hurricane Katrina settlement, which was included in contract expirations.

        Reimbursement of management contract expense.    Reimbursement of management contract expenses increased $43.8 million, or 12.3%, to $400.6 million for the year ended December 31, 2008, compared to $356.8 million in the year-ago period. This increase resulted from additional reimbursements for costs incurred on behalf of owners.

        The following table presents the material factors that impact our cost of parking services.

	Year Ended December 31,		Variance
	2008	2007	Amount	%
		(in millions)
Cost of parking services lease contracts:
New location	$9.0	$2.5	$6.5	260.0
Contract expirations	2.0	5.9	(3.9)	(66.1)
Same location:
Rent	89.3	86.8	2.5	2.9
Payroll and payroll related	17.3	17.1	0.2	1.2
Other operating costs	10.8	9.0	1.8	20.0

Total same location	117.4	112.9	4.5	4.0
Conversions	4.4	7.4	(3.0)	(40.5)
Acquisitions	7.3	0.9	6.4	711.1

Total cost of parking services lease contracts	$140.1	$129.6	$10.5	8.1

Cost of parking services management contracts:
New locations	$15.7	$5.6	$10.1	180.4
Contract expirations	5.1	10.6	(5.5)	(51.9)
Same location:
Payroll and payroll related	26.0	26.6	(0.6)	(2.3)
Other operating expenses	16.2	5.7	10.5	184.2

Total same location	42.2	32.3	9.9	30.7
Conversions	—	—	—	—
Acquisitions	6.3	1.2	5.1	425.0

Total cost of parking services management contracts	$69.3	$49.7	$19.6	39.4

Reimbursed management contract expense	$400.6	$356.8	$43.8	12.3

        Cost of parking services—lease contracts.    Cost of parking services for lease contracts increased $10.5 million, or 8.1%, to $140.1 million for the year ended December 31, 2008, compared to $129.6 million in the year-ago period. The increase resulted primarily from new locations and acquisitions which more than offset the decreases in costs from contract expirations and fewer locations that converted from management contracts during the current year. Same locations costs for those facilities which as of December 31, 2008 have been operational a minimum of 24 months increased 4.0%. Same location rent expense for lease contracts increased primarily as a result of contingent rental payments on the increase in revenue for same locations. The increase in other operating costs for lease contracts primarily result from increases in snow removal costs and garage supplies.

        Cost of parking services—management contracts.    Cost of parking services for management contracts increased $19.6 million, or 39.4%, to $69.3 million for the year ended December 31, 2008, compared to $49.7 million in the year-ago period. The increase resulted primarily from new locations and acquisitions which more than offset the decrease in costs from contract expirations. There was no impact on costs for those management contracts which converted to a lease contract. Same location costs for those facilities, which as of December 31, 2008 have been operational a minimum of

24 months, increased 30.7%. Same location increase in operating expenses for management contracts primarily result from increases in snow removal costs and garage supplies.

        Reimbursed management contract expense.    Reimbursed management contract expense increased $43.8 million, or 12.3%, to $400.6 million for the year ended December 31, 2008, compared to $356.8 million in the year-ago period. This increase resulted from additional reimbursed cost incurred on the behalf of owners.

        The following table presents the material changes to the gross profit and gross profit percentage on our lease and management contracts.

	Year Ended December 31,		Variance
	2008	2007	Amount	%
		(in millions)
Gross profit lease contracts:
New location	$0.4	$—	$0.4	100.0
Contract expirations	2.1	3.0	(0.9)	(30.0)
Same location	10.1	11.8	(1.7)	(14.4)
Conversions	0.7	0.8	(0.1)	(12.5)
Acquisitions	0.9	0.1	0.8	800.0

Total gross profit lease contracts	$14.2	$15.7	$(1.5)	(9.6)

Gross profit percentage lease contracts:
New location	4.3%	—
Contract expirations	51.2%	33.7%
Same location	7.9%	9.5%
Conversions	13.7%	9.8%
Acquisitions	11.0%	10.0%

Total gross profit percentage lease contracts	9.2%	10.8%

Gross profit management contracts:
New location	$10.0	$2.6	$7.4	284.6
Contract expirations	3.1	7.0	(3.9)	(55.7)
Same location	60.1	59.4	0.7	1.2
Conversions	0.3	0.2	0.1	50.0
Acquisitions	3.0	0.7	2.3	328.6

Total gross profit management contracts	$76.5	$69.9	$6.6	9.4

Gross profit percentage management contracts:
New location	38.9%	31.7%
Contract expirations	37.8%	39.8%
Same location	58.7%	64.8%
Conversions	100.0%	100.0%
Acquisitions	32.3%	36.8%

Total gross profit percentage management contracts	52.5%	58.4%

        Gross profit—lease contracts.    Gross profit for lease contracts decreased $1.5 million, or 9.6%, to $14.2 million for the year ended December 31, 2008, compared to $15.7 million in the year-ago period. Gross profit percentage for lease contracts decreased to 9.2% for the year ended December 31, 2008, compared to 10.8% in the year-ago period. Gross profit lease contracts decreases on same locations were primarily the result of increases in other operating costs as described under the cost of parking services lease contracts. Gross profit percentage on acquisitions were higher than our average for lease contracts however, were not sufficient to offset the decline in same locations.

        Gross profit—management contracts.    Gross profit for management contracts increased $6.6 million, or 9.4%, to $76.5 million for the year ended December 31, 2008, compared to $69.9 million in the year-ago period. Gross profit percentage for management contracts decreased to 52.5% for the year ended December 31, 2008, compared to 58.4% in the year-ago period. Gross profit for management contracts increases were primarily the result of our new locations and our acquisitions. Gross profit percentage on same locations accounted for most of the decline on a percentage basis.

        General and administrative expenses.    General and administrative expenses increased $2.8 million, or 6.3%, to $47.6 million for the year ended December 31, 2008, compared to $44.8 million in the year-ago period. This increase resulted from increases in payroll and payroll related expenses of $1.7 million, increases resulting from acquisitions of $1.2 million and a $0.1 decrease in other operating expenses, which included $0.4 million from the Hurricane Katrina settlement.

        Interest expense.    Interest expense decreased $0.6 million, or 8.4%, to $6.5 million for the year ended December 31, 2008, as compared to $7.1 million in the year-ago period. This decrease resulted primarily from the decrease in the borrowing rate on our senior credit facility.

        Interest Income.    Interest Income decreased $0.4 million, or 66.7%, to $0.2 million for the year ended December 31, 2008, as compared to $0.6 million in the year-ago period. This decrease resulted from reduction of repayments received in 2007 for interest bearing guarantor payments related to Bradley International Airport.

        Income tax expense.    Income tax expense increased $0.3 million, or 2.7%, to $11.6 million for the year ended December 31, 2008, as compared to $11.3 million in the year-ago period. This increase resulted from taxes on increased earnings partially offset by a reduction in our effective tax rate. The effective tax rate for the year ended December 31, 2008 was 37.9% compared to 39.3% for the year-ago period.

Segments

        SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"), establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the Chief Operating Decision Maker ("CODM") in deciding how to allocate resources. The CODM, as defined by SFAS 131, is our President and Chief Executive Officer ("CEO").

        The Company is managed based on regions administered by executive vice presidents. Three regions are generally organized geographically with the fourth region encompassing major airports and transportation operations nationwide. The following is a summary of revenues (excluding reimbursement of management contract expenses) by region for the years ended December 31, 2008 and 2007. Information related to prior years has been recast to conform to the new region alignment.

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

        Other consists of ancillary revenue that is not specifically identifiable to a region and reserve adjustments related to prior years.

        The following tables present the material factors that impact our financial statements on an operating segment basis.

        Segment revenue information is summarized as follows:

	Year Ended December 31,
	Region One		Region Two		Region Three		Region Four		Other		Total
	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007
	(in millions)
Lease contract revenue:
New location	$5.1	$2.1	$3.5	$0.1	$0.8	$0.3	$—	$—	$—	$—	$9.4	$2.5
Contract expirations	1.0	3.1	2.1	1.2	0.9	3.7	—	0.5	0.1	0.4	4.1	8.9
Same location	57.0	54.5	11.9	11.7	17.0	16.9	41.6	41.6	—	—	127.5	124.7
Conversions	2.1	2.2	—	0.7	0.8	2.6	2.2	2.7	—	—	5.1	8.2
Acquisitions	7.8	0.8	—	—	0.4	0.2	—	—	—	—	8.2	1.0

Total lease contract revenue	$73.0	$62.7	$17.5	$13.7	$19.9	$23.7	$43.8	$44.8	$0.1	$0.4	$154.3	$145.3

Management contract revenue:
New location	$7.9	$3.1	$3.8	$1.1	$5.9	$1.6	$8.1	$2.4	$—	$—	$25.7	$8.2
Contract expirations	2.3	7.8	2.9	4.3	2.9	5.2	0.1	0.3	—	—	8.2	17.6
Same location	35.7	32.8	11.5	9.8	30.8	29.4	24.6	21.9	(0.3)	(2.2)	102.3	91.7
Conversions	0.1	0.2	—	—	0.2	—	—	—	—	—	0.3	0.2
Acquisitions	3.1	0.3	—	—	6.2	1.6	—	—	—	—	9.3	1.9

Total management contract revenue	$49.1	$44.2	$18.2	$15.2	$46.0	$37.8	$32.8	$24.6	$(0.3)	$(2.2)	$145.8	$119.6

        Regions one, two and three recorded an increase in new location leases and increases in same location revenue. The client base for region four currently prefers the structure of management contracts to lease contracts, therefore no new lease contracts were operational in 2008 and conversions to leases were less than the prior year. In addition, same location revenue in region four was consistent with the prior year due to the economic impact of reduced travel.

        All regions recorded increases in management contract revenue from new locations and same location revenue compared to the prior year. Region four added new services to existing contracts which accounted for the increase in same location revenue.

        Segment cost of parking services information is summarized as follows:

	Year Ended December 31,
	Region One		Region Two		Region Three		Region Four		Other		Total
	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007
	(in millions)
Cost of parking services lease contracts:
New location	$4.7	$2.2	$3.6	$0.1	$0.7	$0.2	$—	$—	$—	$—	$9.0	$2.5
Contract expirations	1.0	2.8	—	(0.5)	1.0	2.9	—	0.4	—	0.3	2.0	5.9
Same location	52.8	49.5	10.5	10.5	15.5	15.6	38.5	37.9	0.1	(0.6)	117.4	112.9
Conversions	2.0	1.9	—	0.5	0.7	2.6	1.7	2.4	—	—	4.4	7.4
Acquisitions	6.9	0.7	—	—	0.4	0.2	—	—	—	—	7.3	0.9

Total cost of parking services lease contracts	$67.4	$57.1	$14.1	$10.6	$18.3	$21.5	$40.2	$40.7	$0.1	$(0.3)	$140.1	$129.6

Cost of parking services management contracts:
New location	$4.2	$2.0	$2.1	$0.5	$2.8	$0.8	$6.6	$2.3	$—	$—	$15.7	$5.6
Contract expirations	0.9	3.4	2.4	4.3	1.6	2.5	0.2	0.4	—	—	5.1	10.6
Same location	15.4	12.3	2.7	2.2	14.6	12.9	11.7	9.5	(2.2)	(4.6)	42.2	32.3
Conversions	—	—	—	—	—	—	—	—	—	—	—	—
Acquisitions	1.5	—	—	—	4.8	1.2	—	—	—	—	6.3	1.2

Total cost of parking services management contracts	$22.0	$17.7	$7.2	$7.0	$23.8	$17.4	$18.5	$12.2	$(2.2)	$(4.6)	$69.3	$49.7

        Region one has the highest proportion of lease contracts and this region covers states that are impacted to a greater extent by weather related costs such as snow removal costs, which are our responsibility.

        All regions experienced same location increases in cost that approximated the aggregate amount, with no significant variances between them. The other region amounts in same location costs primarily represent prior year insurance reserve adjustments.

        Segment gross profit/gross profit percentage information is summarized as follows:

	Year Ended December 31,
	Region One		Region Two		Region Three		Region Four		Other		Total
	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007
	(in millions)
Gross profit lease contracts:
New location	$0.4	$(0.1)	$(0.1)	$—	$0.1	$0.1	$—	$—	$—	$—	$0.4	$—
Contract expirations	—	0.3	2.1	1.7	(0.1)	0.8	—	0.1	0.1	0.1	2.1	3.0
Same location	4.2	5.0	1.4	1.2	1.5	1.3	3.1	3.7	(0.1)	0.6	10.1	11.8
Conversions	0.1	0.3	—	0.2	0.1	—	0.5	0.3	—	—	0.7	0.8
Acquisitions	0.9	0.1	—	—	—	—	—	—	—	—	0.9	0.1

Total gross profit lease contracts	$5.6	$5.6	$3.4	$3.1	$1.6	$2.2	$3.6	$4.1	$—	$0.7	$14.2	$15.7

	(percentages)
Gross profit percentage lease contracts:
New location	7.8	(4.8)	(2.9)	—	12.5	33.3	—	—	—	—	4.3	—
Contract expirations	—	9.7	100.0	141.7	(11.1)	21.6	—	20.0	100.0	25.0	51.2	33.7
Same location	7.4	9.2	11.8	10.3	8.8	7.7	7.5	8.9	—	—	7.9	9.5
Conversions	4.8	13.6	—	28.6	12.5	—	22.7	11.1	—	—	13.7	9.8
Acquisitions	11.5	12.5	—	—	—	—	—	—	—	—	11.0	10.0

Total gross profit percentage	7.7	8.9	19.4	22.6	8.0	9.3	8.2	9.2	—	175.0	9.2	10.8

	(in millions)
Gross profit management contracts:
New location	$3.7	$1.1	$1.7	$0.6	$3.1	$0.8	$1.5	$0.1	$—	$—	$10.0	$2.6
Contract expirations	1.4	4.4	0.5	—	1.3	2.7	(0.1)	(0.1)	—	—	3.1	7.0
Same location	20.3	20.5	8.8	7.6	16.2	16.5	12.9	12.4	1.9	2.4	60.1	59.4
Conversions	0.1	0.2	—	—	0.2	—	—	—	—	—	0.3	0.2
Acquisitions	1.6	0.3	—	—	1.4	0.4	—	—	—	—	3.0	0.7

Total gross profit management contracts	$27.1	$26.5	$11.0	$8.2	$22.2	$20.4	$14.3	$12.4	$1.9	$2.4	$76.5	$69.9

	(percentages)
Gross profit percentage management contracts:
New location	46.8	35.5	44.7	54.5	52.5	50.0	18.5	4.2	—	—	38.9	31.7
Contract expirations	60.9	56.4	17.2	—	44.8	51.9	(100.0)	(33.3)	—	—	37.8	39.8
Same location	56.9	62.5	76.5	77.6	52.6	56.1	52.4	56.6	(633.3)	(109.1)	58.7	64.8
Conversions	100.0	100.0	—	—	100.0	—	—	—	—	—	100.0	100.0
Acquisitions	51.6	100.0	—	—	22.6	25.0	—	—	—	—	32.3	36.8

Total gross profit percentage	55.2	60.0	60.4	53.9	48.3	54.0	43.6	50.4	(633.3)	109.1	52.5	58.4

        Gross profit for lease contracts for region three declined primarily due to contract expirations in 2008 that were profitable for us in 2007. Regions one and four experienced declines in same location profit primarily due to the increase in operating costs.

        Gross profit for management contracts increased in all operating regions primarily due to the addition of new locations and gross margin from same locations being comparable to the prior year. In addition, acquisitions were a positive contributor to our results. The other region declined in gross profit percentage due to changes in prior years insurance reserve activity.

        Segment general and administrative expense information is summarized as follows:

	December 31,
	Region One		Region Two		Region Three		Region Four		Other		Total
	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007
	(in millions)
General and administrative expenses:
Growth	$7.8	$7.3	$4.0	$4.9	$8.8	$9.4	$3.1	$3.0	$22.1	$19.6	$45.8	$44.2
Acquisitions	0.6	0.1	—	—	1.2	0.5	—	—	—	—	1.8	0.6

Total general and administrative expenses	$8.4	$7.4	$4.0	$4.9	$10.0	$9.9	$3.1	$3.0	$22.1	$19.6	$47.6	$44.8

        General and administrative expenses on a segment basis represent direct administrative costs for each region. The other region consists primarily of the corporate headquarters. The increase in region one is due primarily to our investment in additional business development infrastructure.

Results of Operations

Fiscal 2007 Compared to Fiscal 2006

        The following table presents the material factors that impact our revenue.

	Year Ended December 31,		Variance
	2007	2006	Amount	%
		(in millions)
Lease contract revenue:
New location	$5.5	$0.7	$4.8	685.7
Contract expirations	3.3	17.7	(14.4)	(81.4)
Same location:
Short-term parking	88.5	83.1	5.4	6.5
Monthly parking	40.5	39.1	1.4	3.6

Total same location	129.0	122.2	6.8	5.6
Conversions	5.7	12.2	(6.5)	100.0
Acquisitions	1.8	0.5	1.3	260.0

Total lease contract revenue	$145.3	$153.3	$(8.0)	(5.2)

Management contract revenue:
New location	$20.3	$4.7	$15.6	331.9
Contract expirations	2.9	11.7	(8.8)	(75.2)
Same location	91.8	87.9	3.9	4.4
Conversions	0.7	0.4	0.3	75.0
Acquisitions	3.9	1.8	2.1	116.7

Total management contract revenue	$119.6	$106.5	$13.1	12.3

Reimbursement of management contract expense	$356.8	$346.1	$10.7	3.1

        Parking services revenue—lease contracts.    Lease contract revenue decreased $8.0 million, or 5.2%, to $145.3 million for the year ended December 31, 2007, compared to $153.3 million in the year-ago period. This decrease resulted from reductions in revenue related to contract expirations and conversions to management contracts, offset by an increase in revenues from new locations, and a $0.6 million non-cash gain related to the sale of a contract right in conjunction with one of the acquisitions completed during the third quarter. Same locations revenue for those facilities which as of December 31, 2007 have been operational a minimum of 24 months increased 5.6%.

        Parking services revenue—management contracts.    Management contract revenue increased $13.1 million, or 12.3%, to $119.6 million for the year ended December 31, 2007, compared to $106.5 million in the year-ago period. This increase resulted from revenues from new locations, which was partially offset by reductions in revenue attributable to contract expirations. Same location revenue for those facilities which as of December 31, 2007 have been operational a minimum 24 months increased 4.4%.

        Reimbursement of management contract expense.    Reimbursement of management contract expenses increased $10.7 million, or 3.1%, to $356.8 million for the year ended December 31, 2007, compared to $346.1 million in the year-ago period. This increase resulted from additional reimbursements for costs incurred on the behalf of owners.

        The following table presents the material factors that impact our cost of parking services.

	Year Ended December 31,		Variance
	2007	2006	Amount	%
		(in millions)
Cost of parking services lease contracts:
New location	$5.2	$0.9	$4.3	477.8
Contract expirations	1.0	15.2	(14.2)	(93.4)
Same location:
Rent expense	90.2	84.6	5.6	6.6
Payroll and payroll related expenses	17.6	16.7	0.9	5.4
Other operating costs	8.8	9.5	(0.7)	(7.4)

Total same location	116.6	110.8	5.8	5.2
Conversions	5.2	11.7	(6.5)	(55.6)
Acquisitions	1.6	0.4	1.2	300.0

Total cost of parking services lease contracts	$129.6	$139.0	$(9.4)	(6.8)

Cost of parking services management contracts:
New locations	$13.1	$3.1	$10.0	322.6
Contract expirations	1.9	6.2	(4.3)	(69.4)
Same location:
Payroll and payroll related expenses	26.9	19.4	7.5	38.7
Other operating expenses	5.4	15.2	(9.8)	(64.5)

Total same location	32.3	34.6	(2.3)	(6.6)
Conversions	0.1	—	0.1	—
Acquisitions	2.3	1.1	1.2	109.1

Total cost of parking services management contracts	$49.7	$45.0	$4.7	10.4

Reimbursed management contract expense	$356.8	$346.1	$10.7	3.1

        Cost of parking services—lease contracts.    Cost of parking services for lease contracts decreased $9.4 million, or 6.8%, to $129.6 million for the year ended December 31, 2007, compared to $139.0 million in the year-ago period. This decrease resulted from reductions in costs attributable to contract expirations and conversions to management contracts that were partially offset by an increase in costs from new locations and our acquisitions. Same location cost increased $5.8 million or 5.2%. Rent expense increased due to contingent rental payments, payroll increased less than 1.0% and other operating cost decreased primarily in supplies. In addition, we recorded a favorable change in insurance loss experience reserve estimates relating to prior years of $0.3 million.

        Cost of parking services—management contracts.    Cost of parking services for management contracts increased $4.7 million, or 10.4%, to $49.7 million for the year ended December 31, 2007, compared to $45.0 million in the year-ago period. This increase resulted from an increase in costs from new reverse management locations and acquisitions, which was partially offset by contract expirations. Same location cost decreased $2.3 million or 6.6%. Increases in payroll and payroll related expenses were offset by decreases in operating expenses, primarily a favorable change in insurance loss experience reserve estimates relating to prior years of $2.5 million.

        Reimbursed management contract expense.    Reimbursed management contract expenses increased $10.7 million, or 3.1%, to $356.8 million for the year ended December 31, 2007, compared to $346.1 million in the year-ago period. This increase resulted from additional reimbursed costs incurred on the behalf of owners.

        The following table presents the material changes to the gross profit and gross profit percentage on our lease and management contracts.

	Year Ended December 31,		Variance
	2007	2006	Amount	%
		(in millions)
Gross profit lease contracts:
New location	$0.3	$(0.2)	$0.5	100.0
Contract expirations	2.3	2.5	(0.2)	(8.0)
Same location	12.4	11.4	1.0	8.8
Conversions	0.5	0.5	—	—
Acquisitions	0.2	0.1	0.1	100.0

Total gross profit lease contracts	$15.7	$14.3	$1.4	9.8

Gross profit percentage lease contracts:
New location	5.5%	(28.6)%
Contract expirations	69.7%	14.1%
Same location	9.6%	9.3%
Conversions	8.8%	4.1%
Acquisitions	11.1%	20.0%

Total gross profit percentage lease contracts	10.8%	9.3%

Gross margin percentage management contracts:
New location	$7.2	$1.6	$5.6	350.0
Contract expirations	1.0	5.5	(4.5)	(81.8)
Same location	59.5	53.3	6.2	11.6
Conversions	0.6	0.4	0.2	50.0
Acquisitions	1.6	0.7	0.9	128.6

Total gross profit management contracts	$69.9	$61.5	$8.4	13.7

Gross profit percentage management contracts:
New location	35.5%	34.0%
Contract expirations	34.5%	47.0%
Same location	64.8%	60.6%
Conversions	85.7%	100.0%
Acquisitions	41.0%	38.9%

Total gross profit percentage management contracts	58.4%	57.7%

        Gross profit—lease contracts.    Gross profit for lease contracts increased $1.4 million, or 9.8%, to $15.7 million for the year ended December 31, 2007, compared to $14.3 million in the year-ago period. Gross profit percentage for lease contracts increased to 10.8% for the year ended December 31, 2007, compared to 9.3% in the year-ago period. This percentage increase was primarily due to decreases in costs related to contract expirations and a $0.6 million non-cash gain related to the sale of a contract right in conjunction with one of the acquisitions completed during the third quarter.

        Gross profit—management contracts.    Gross profit for management contracts increased $8.4 million, or 13.7%, to $69.9 million for the year ended December 31, 2007, compared to $61.5 million in the year-ago period. Gross profit percentage for management contracts increased to 58.4% for the year ended December 31, 2007, compared to 57.7% in the year-ago period. This percentage increase was primarily due to a favorable change in insurance loss experience reserve estimates relating to prior years.

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

        Income tax expense (benefit).    Income tax expense increased $26.2 million, to $11.3 million for the year ended December 31, 2007, compared to a $14.9 million benefit in the year-ago period. In the fourth quarter of 2006 the Company concluded that certain net operating loss carryforwards and other deferred tax assets were more likely than not to be realized and accordingly, reversed the valuation allowance by the amount considered recoverable. The increase in income tax expense is based on an effective tax rate of approximately 39% in 2007 compared to a benefit of approximately 71% in 2006. The change in our effective tax rate resulted from our reversal of the valuation allowance at December 31, 2006.

Segments

        The following tables present the material factors that impact our financial statements on an operating segment basis.

        Segment revenue information is summarized as follows:

	Year Ended December 31,
	Region One		Region Two		Region Three		Region Four		Other		Total
	2007	2006	2007	2006	2007	2006	2007	2006	2007	2006	2007	2006
	(in millions)
Lease contract revenue:
New location revenue	$4.4	$0.6	$0.8	$—	$0.3	$0.1	$—	$—	$—	$—	$5.5	$0.7
Contract expirations	1.1	5.3	0.7	1.3	0.7	8.5	0.3	2.3	0.5	0.3	3.3	17.7
Same location revenue	52.5	49.5	11.5	10.7	20.5	19.4	44.5	42.6	—	—	129.0	122.2
Conversions	3.9	4.1	0.7	1.3	1.2	6.9	—	—	(0.1)	(0.1)	5.7	12.2
Acquisitions	0.8	—	—	—	1.0	0.5	—	—	—	—	1.8	0.5

Total lease contract revenue	$62.7	$59.5	$13.7	$13.3	$23.7	$35.4	$44.8	$44.9	$0.4	$0.2	$145.3	$153.3

Management contract revenue:
New location revenue	$7.9	$2.1	$2.7	$0.4	$5.7	$1.5	$4.0	$0.7	$—	$—	$20.3	$4.7
Contract expirations	1.8	5.7	(0.3)	—	1.5	4.7	0.1	1.3	(0.2)	—	2.9	11.7
Same location revenue	33.9	32.4	12.7	11.0	26.7	26.4	20.5	18.1	(2.0)	—	91.8	87.9
Conversions	0.3	0.3	0.1	—	0.3	—	—	—	—	0.1	0.7	0.4
Acquisitions	0.3	—	—	—	3.6	1.8	—	—	—	—	3.9	1.8

Total management contract revenue	$44.2	$40.5	$15.2	$11.4	$37.8	$34.4	$24.6	$20.1	$(2.2)	$0.1	$119.6	$106.5

        Regions one, two and three recorded an increase in new location leases, and all regions experienced increases in same location revenue at a rate that approximated our average. The client base for region four currently prefers the structure of management contracts to lease contracts, therefore no new lease contracts were operational in 2007.

        All regions recorded new business revenue that exceeded any decreases in revenue from contract expirations. Same location revenue increased in all regions with region two recording a 15.5% increase due to several contracts adding ancillary services.

        Segment cost of parking services information is summarized as follows:

	Year Ended December 31,
	Region One		Region Two		Region Three		Region Four		Other		Total
	2007	2006	2007	2006	2007	2006	2007	2006	2007	2006	2007	2006
	(in millions)
Cost of parking services lease contracts:
New location	$4.1	$0.7	$0.8	$0.1	$0.3	$0.1	$—	$—	$—	$—	$5.2	$0.9
Contract expirations	1.1	4.8	(0.6)	(0.5)	—	8.2	0.4	2.2	0.1	0.5	1.0	15.2
Same location	47.7	45.0	9.9	9.5	19.1	17.8	40.3	38.6	(0.4)	(0.1)	116.6	110.8
Conversions	3.5	3.8	0.5	1.2	1.2	6.6	—	—	—	0.1	5.2	11.7
Acquisitions	0.7	—	—	—	0.9	0.4	—	—	—	—	1.6	0.4

Total cost of parking lease contracts	$57.1	$54.3	$10.6	$10.3	$21.5	$33.1	$40.7	$40.8	$(0.3)	$0.5	$129.6	$139.0

Cost of parking services management contracts:
New location	$4.8	$1.4	$1.6	$0.3	$3.2	$0.8	$3.6	$0.6	$(0.1)	$—	$13.1	$3.1
Contract expirations	0.4	1.9	0.7	0.5	0.7	2.9	0.2	0.9	(0.1)	—	1.9	6.2
Same location	12.5	11.0	4.7	4.4	11.3	11.8	8.4	7.5	(4.6)	(0.1)	32.3	34.6
Conversions	—	—	—	—	—	—	—	—	0.1	—	0.1	—
Acquisitions	—	—	—	—	2.2	1.1	—	—	0.1	—	2.3	1.1

Total cost of parking services management contracts	$17.7	$14.3	$7.0	$5.2	$17.4	$16.6	$12.2	$9.0	$(4.6)	$(0.1)	$49.7	$45.0

        Regions one, two and three recorded an increase in new location leases, and all regions experienced increases in same location costs at a rate that approximated our average. The client base for region four currently prefers the structure of management contracts to lease contracts, therefore no new lease contracts were operational in 2007.

        All regions recorded new business costs that exceeded any decreases in costs from contract expirations. Same location costs increased in all regions with region two recording a decrease due to a decrease in supply costs.

        Segment lease contract gross profit/gross profit percentage information is summarized as follows:

	Year Ended December 31,
	Region One		Region Two		Region Three		Region Four		Other		Total
	2007	2006	2007	2006	2007	2006	2007	2006	2007	2006	2007	2006
	(in millions)
Gross profit lease contracts:
New location	$0.3	$(0.1)	$—	$(0.1)	$—	$—	$—	$—	$—	$—	$0.3	$(0.2)
Contract expirations	—	0.5	1.3	1.8	0.7	0.3	(0.1)	0.1	0.4	(0.2)	2.3	2.5
Same location	4.8	4.5	1.6	1.2	1.4	1.6	4.2	4.0	0.4	0.1	12.4	11.4
Conversions	0.4	0.3	0.2	0.1	—	0.3	—	—	(0.1)	(0.2)	0.5	0.5
Acquisitions	0.1	—	—	—	0.1	0.1	—	—	—	—	0.2	0.1

Total gross profit lease contracts	$5.6	$5.2	$3.1	$3.0	$2.2	$2.3	$4.1	$4.1	$0.7	$(0.3)	$15.7	$14.3

	(percentages)
Gross profit percentage lease contracts:
New location	6.8	(16.7)	—	—	—	—	—	—	—	—	5.5	(28.6)
Contract expirations	—	9.4	185.7	138.5	100.0	3.5	(33.3)	4.3	80.0	(66.7)	69.7	14.1
Same location	9.1	9.1	13.9	11.2	6.8	8.2	9.4	9.4	—	—	9.6	9.3
Conversions	10.3	7.3	28.6	7.7	—	4.3	—	—	100.0	200.0	8.8	4.1
Acquisitions	12.5	—	—	—	10.0	20.0	—	—	—	—	11.1	20.0

Total gross profit percentage	8.9	8.7	22.6	22.6	9.3	6.5	9.2	9.1	175.0	(150.0)	10.8	9.3

	(in millions)
Gross profit management contracts:
New location	$3.1	$0.7	$1.1	$0.1	$2.5	$0.7	$0.4	$0.1	$0.1	$—	$7.2	$1.6
Contract expirations	1.4	3.8	(1.0)	(0.5)	0.8	1.8	(0.1)	0.4	(0.1)	—	1.0	5.5
Same location revenue	21.4	21.4	8.0	6.6	15.4	14.6	12.1	10.6	2.6	0.1	59.5	53.3
Conversions	0.3	0.3	0.1	—	0.3	—	—	—	(0.1)	0.1	0.6	0.4
Acquisitions	0.3	—	—	—	1.4	0.7	—	—	(0.1)	—	1.6	0.7

Total gross profit management contracts	$26.5	$26.2	$8.2	$6.2	$20.4	$17.8	$12.4	$11.1	$2.4	$0.2	$69.9	$61.5

	(percentages)
Gross profit percentage management contracts:
New location	39.2	33.3	40.7	25.0	43.9	46.7	10.0	14.3	—	—	35.5	34.0
Contract expirations	77.8	66.7	333.3	—	53.3	38.3	(100.0)	30.8	50.0	—	34.5	47.0
Same location revenue	63.1	66.0	63.0	60.0	57.7	55.3	59.0	58.6	(130.0)	100.0	64.8	60.6
Conversions	100.0	100.0	100.0	—	100.0	—	—	—	—	—	85.7	100.0
Acquisitions	100.0	—	—	—	38.9	38.9	—	—	—	—	41.0	38.9

Total gross profit percentage	60.0	64.7	53.9	54.4	54.0	51.7	50.4	55.2	(109.1)	200.0	58.4	57.7

        All regions were at or slightly above the prior year in gross profit for lease contracts. The largest increase was in the other region for the reason noted previously. Lease contracts, due to their typically high rent component, will have a lower gross profit percentage; however, they will approximate management contracts in average gross profit per contract dollars.

        All regions recorded increases in gross profit for management contracts for the reasons noted previously. Gross profit percentage declines in regions one and four, which had our highest percentages, resulted from expirations of fixed fee contracts that have no cost and adding new locations with a cost component, which we refer to as reverse management contracts.

        Segment general and administrative expense information is summarized as follows:

	Year Ended December 31,
	Region One		Region Two		Region Three		Region Four		Other		Total
	2007	2006	2007	2006	2007	2006	2007	2006	2007	2006	2007	2006
	(in millions)
General and administrative expenses:
Growth	$7.3	$7.3	$4.9	$4.2	$9.4	$8.0	$3.0	$2.9	$19.6	$18.2	$44.2	$40.6
Acquisitions	0.1	—	—	—	0.5	0.6	—	—	—	—	0.6	0.6

Total general and administrative expenses	$7.4	$7.3	$4.9	$4.2	$9.9	$8.6	$3.0	$2.9	$19.6	$18.2	$44.8	$41.2

        General and administrative expenses on a segment basis represent direct administrative costs for each region. The other region consists primarily of the corporate headquarters. The increase in region three is due primarily to our investment in additional business development infrastructure.

Unaudited Quarterly Results

        The following table sets forth our unaudited quarterly consolidated statement of income data for the years ended December 31, 2008 and December 31, 2007. The unaudited quarterly information has been prepared on the same basis as the annual financial information and, in management's opinion, includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information for the quarters presented. Historically, our revenues and operating results have varied from quarter to quarter and are expected to continue to fluctuate in the future. These fluctuations have been due to a number of factors, including: general economic conditions in our markets; additions of contracts; expiration and termination of contracts; conversion of lease contracts to management contracts; conversion of management contracts to lease contracts and changes in terms of contracts that are retained. The operating results for any historical quarter are not necessarily indicative of results for any future period.

	2008 Quarters Ended				2007 Quarters Ended
	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
	(unaudited)				(unaudited)
	($ in thousands)
Parking services revenue:
Lease contracts	$37,694	$40,003	$38,634	$37,980	$35,198	$35,988	$36,182	$37,959
Management contracts	35,880	36,415	36,858	36,675	28,196	28,539	31,150	31,727
Reimbursement of management contract expense	99,451	99,317	101,919	99,934	90,497	87,588	85,167	93,530

Total revenue	173,025	175,735	177,411	174,589	153,891	152,115	152,499	163,216
Cost of parking services:
Lease contracts	34,893	34,711	35,506	34,948	32,018	31,768	31,666	34,098
Management contracts	17,046	18,162	16,510	17,567	11,724	11,703	13,378	12,921
Reimbursed management contract expense	99,451	99,317	101,919	99,934	90,497	87,588	85,167	93,530

Total cost of parking services	151,390	152,190	153,935	152,449	134,239	131,059	130,211	140,549
Gross profit:
Lease contracts	2,801	5,292	3,128	3,032	3,180	4,220	4,516	3,861
Management contracts	18,834	18,253	20,348	19,108	16,472	16,836	17,772	18,806

Total gross profit	21,635	23,545	23,476	22,140	19,652	21,056	22,288	22,667
General and administrative	11,411	12,029	12,017	12,162	10,814	10,844	11,356	11,782
Depreciation and amortization	1,371	1,579	1,539	1,570	1,252	1,276	1,389	1,418

Operating income	8,853	9,937	9,920	8,408	7,586	8,936	9,543	9,467
Other expense (income):
Interest expense	1,518	1,086	1,777	2,095	1,803	1,770	1,739	1,744
Interest income	(42)	(41)	(106)	16	(219)	(227)	(47)	(117)

	1,476	1,045	1,671	2,111	1,584	1,543	1,692	1,627
Minority interest	122	3	(4)	27	160	89	109	88

Income before income taxes	7,255	8,889	8,253	6,270	5,842	7,304	7,742	7,752
Income tax expense	2,978	3,612	3,144	1,888	2,360	2,953	3,213	2,741

Net income	$4,277	$5,277	$5,109	$4,382	$3,482	$4,351	$4,529	$5,011

Common Stock Data(1):
Net income per share:
Basic	.24	.29	.30	.27	.18	.23	.24	.27
Diluted	.23	.29	.29	.27	.18	.22	.24	.27
Weighted average shares outstanding:
Basic	18,122,846	17,891,155	17,244,932	16,041,375	19,206,663	18,930,559	18,720,641	18,468,803
Diluted	18,534,770	18,265,653	17,694,208	16,430,630	19,714,829	19,394,585	19,145,570	18,901,321

(1)
Share and per share amounts have been retroactively adjusted for the effect of the 2-for-1 stock split in January 2008. See Note A for additional information.

Liquidity and Capital Resources

Outstanding Indebtedness

        On December 31, 2008, we had total indebtedness of approximately $125.1 million, an increase of $44.7 million from December 31, 2007. The $125.1 million includes:

  •
  $120.6 million under our senior credit facility; and

  •
  $4.5 million of other debt including capital lease obligations and obligations on seller notes and other indebtedness.

        We believe that our cash flow from operations, combined with additional borrowing capacity under our senior credit facility, which amounted to $68.6 million at December 31, 2008, will be sufficient to enable us to pay our indebtedness, or to fund other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before their respective maturities. We believe that we will be able to refinance our indebtedness on commercially reasonable terms.

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

        The senior credit facility was increased from $135.0 million to $210.0 million. The $210.0 million revolving credit facility will expire in July 2013. The revolving credit facility includes a letter of credit sub-facility with a sublimit of $50.0 million and a swing line sub-facility with a sublimit of $10.0 million.

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

        Our senior credit facility provides for an event of default if a "Change of Control" occurs. A "Change of Control would be triggered if, among other reasons, someone other than affiliates of our Chairman, John V. Holten, directly or indirectly, becomes the beneficial owner of more than 50% of our common stock. Our parent company, Steamboat Industries LLC, which is controlled by Mr. Holten, has announced its intent to sell a majority (and potentially all or substantially all) of its stake in the Company, and all of Steamboat's Company shares have been pledged to various lenders. To the best of our knowledge and belief, Steamboat intends to sell shares in a manner that will not, and the potential foreclosure by the Steamboat lenders will not, trigger a default under the "Change of Control" provision. Accordingly, we do not believe that any likely transaction involving Steamboat will have any impact on our liquidity, capital resources, and business operations.

        We are in compliance with all of our financial covenants.

        At December 31, 2008, we had $20.8 million letters of credit outstanding under the senior credit facility, borrowings against the senior credit facility aggregated $120.6 million and we had $68.6 million available under the senior credit facility.

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

        To meet this objective, we entered into an interest rate cap transaction with Bank of America, N.A. in 2005, allowing us to continue to take advantage of LIBOR based pricing under our Credit Agreement while hedging our interest rate exposure on a portion of our borrowings under the Credit Agreement ("Rate Cap Transaction"). Under the Rate Cap Transaction, we received payments from Bank of America at the end of each quarterly period to the extent that the prevailing three month LIBOR during that period exceeded our cap rate. The Rate Cap Transaction capped our LIBOR rate on a $30.0 million principal balance at 2.5% for a total of 18 months, which matured on July 12, 2006, and for which we recognized a gain of $0.3 million over the life of the cap. For the year ended December 31, 2006, we recognized a gain of $0.2 million which was reported as a reduction of interest expense in the Consolidated Statement of Income. The Rate Cap Transaction began as of January 12, 2005 and settled each quarter on a date that coincided with our quarterly interest payment dates under the Credit Agreement.

        In 2006 we entered into an additional Rate Cap Transaction with Bank of America, which allows us to limit our exposure on a portion of our borrowings under the Credit Agreement. Under this Rate Cap Transaction, we receive payments from Bank of America each quarterly period to the extent that the prevailing three month LIBOR during that period exceeds our cap rate of 5.75%. This Rate Cap Transaction caps our LIBOR interest rate on a notional amount of $50.0 million at 5.75% for a total of 36 months. The Rate Cap Transaction began as of August 4, 2006 and settles each quarter on a date that coincides with our quarterly interest payment dates under the Credit Agreement. This Rate Cap Transaction is classified as a cash flow hedge, and we calculate the effectiveness of the hedge on a quarterly basis. The ineffective portion of the cash flow hedge is recognized in current period earnings as an increase of interest expense.

        At December 31, 2008, the fair value of the Rate Cap Transaction was immaterial. Total changes in the fair value of the Rate Cap Transaction at December 31, 2008 was $0.3 million, of which $0.2 million was recorded as an increase of interest expense in the consolidated statement of income for the year ended December 31, 2008. $0.1 million of this change was due to hedge ineffectiveness.

        At December 31, 2007, the fair value of the Rate Cap Transaction was immaterial. Total changes in the fair value of the Rate Cap Transaction as of December 31, 2007 was $0.3 million, of which $0.1 million was reflected in accumulated other comprehensive income, net of tax, on the consolidated balance sheet. $0.1 million and $42 thousand of this change was recorded as an increase of interest expense in the consolidated statement of income for the years ended December 31, 2007 and 2006, respectively.

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

        During the third quarter of 2008, we repurchased from third party shareholders 565,447 shares at an average price of $21.19 per share, including average commissions of $0.03 per share, on the open market. Our majority shareholder sold to us 580,060 shares in the third quarter at an average price of $21.16 per share. In addition, we repurchased from third party shareholders 14,600 shares at an average price of $22.66 per share, including average commissions of $0.03 per share, on the open market. The total value of the third quarter transactions was $24.6 million. 994,841 shares were retired during the third quarter of 2008 and the remaining 165,266 shares were retired in the fourth quarter of 2008.

        The December 2007 repurchase authorization by the Board of Directors was completed in August 2008.

        During the fourth quarter of 2008, we repurchased from third party shareholders 640,348 shares at an average price of $18.34 per share, including average commissions of $0.03 per share, on the open market. Our majority shareholder sold to us 545,683 shares in the fourth quarter at an average price of $18.31 per share. In addition, we repurchased from third party shareholders 24,700 shares at an average price of $18.21 per share, including average commissions of $0.03 per share, on the open market. Our majority shareholder also sold us its pro-rata ownership of a third quarter open market repurchase of 14,904 shares at an average price of $22.63 per share. The total value of the fourth quarter transactions was $22.5 million. 598,212 shares were retired during the fourth quarter of 2008 and the remaining 627,423 shares were held as treasury stock and retired during the first quarter of 2009.

        As of December 31, 2008, $22.9 million remained available for repurchase under the July 2008 authorization by the Board of Directors.

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

        During the fourth quarter of 2007 we repurchased from third party shareholders 74,052 shares at an average price of $20.43 per share, including average commissions of $0.01 per share, on the open market, and our majority shareholder agreed in each case to sell shares equal to its pro-rata ownership of 76,106 shares at an average price of $20.42 per share. In addition, we repurchased 167,544 shares at an average price of $24.22 per share, including average commission of $0.01 per share, on the open market. The total value of the fourth quarter transactions was $7.1 million. 269,228 shares were retired during the fourth quarter of 2007 and the remaining 48,474 shares were held as treasury stock and retired during the first quarter of 2008.

Letters of Credit

        At December 31, 2008, we have provided letters of credit totaling $18.4 million to our casualty insurance carriers to collateralize our casualty insurance program.

        As of December 31, 2008, we provided $2.4 million in letters of credit to collateralize other obligations.

Deficiency Payments

        Pursuant to our obligations with respect to the parking garage operations at Bradley International Airport, we are required to make certain payments for the benefit of the State of Connecticut and for holders of special facility revenue bonds. The deficiency payments represent contingent interest bearing advances to the trustee to cover operating cash flow requirements. The payments, if any, are recorded as a receivable by us for which we are reimbursed from time to time as provided in the trust agreement. As of December 31, 2008, we have a receivable of $6.0 million, comprised of cumulative deficiency payments to the trustee, net of reimbursements. We believe these advances to be fully recoverable and therefore have not recorded a valuation allowance for them. We do not guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.

        We made deficiency payments (net of repayments received) of $1.8 million in the year ended December 31, 2008 compared to receiving repayments (net of deficiency payments) of $0.2 million in the year ended December 31, 2007. In addition, we received $18 thousand on deficiency repayments from the trustee for premium income in the year ended December 31, 2008 compared to $0.4 million for interest and premium income in the year ended December 31, 2007. (See Note O to our consolidated financial statements)

Capital Leases

        We incurred no new capital lease obligations for the year ended December 31, 2008, compared to $30 thousand for the year ended December 31, 2007.

Lease Commitments

        We have minimum lease commitments of $32.0 million for fiscal 2009. The leased properties generate sufficient cash flow to meet the base rent payment.

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

Net Cash Provided by Operating Activities

        Our primary sources of funds are cash flows from operating activities and changes in working capital. Net cash provided by operating activities totaled $29.3 million for 2008, compared to $36.3 million for 2007. Cash provided during 2008 included $34.0 million from operations which was offset by a net decrease in working capital of $4.7 million. Notes and accounts receivable increased by $4.6 million, which primarily related to an increase in business from new locations and our acquisitions. Other assets increased by $3.0 million which primarily related to deposits made in conjunction with new business proposals that are refundable and advances to clients for their facility improvements that are reimbursed to us over a contractual term. Accounts payable increased by $3.5 million, which primarily resulted from the timing on payments to our clients and new business that are under management contracts as described under "Daily Cash Collections". Other liabilities decreased by $1.0 million, which primarily related to accrued rent that decreased due to conversions to management contracts, new contract terms that lowered the contingency rent amount for a higher fixed amount and timing of payment obligations.

        Net cash provided by operating activities totaled $36.3 million for 2007, compared to $28.8 million for 2006. Cash provided during 2007 included $30.9 million from operations and a net increase in working capital of $5.3 million. Notes and accounts receivable increased by $2.7 million, which primarily related to an increase in business from new locations and our acquisitions. Other assets increased by $2.2 million, which primarily related to the implementation of a non-qualified deferred compensation plan. Accounts payable increased by $9.4 million, of which $6.2 million is the result of timing on payments to our clients that are under management contracts as described under "Daily Cash Collections" and $3.2 million is timing on trade accounts payable and additional volume due to new business. Other liabilities increased by $1.3 million, which primarily relates to an increase in accrued insurance due to insurance reserves for our casualty program.

Net Cash Used in Investing Activities

        Net cash used in investing activities totaled $13.0 million in 2008 compared to $10.7 million in 2007. Cash used in investing activities for 2008 included business acquisitions of $6.3 million, capital expenditures of $6.3 million for capital investments needed to secure and/or extend lease facilities, investment in information system enhancements and infrastructure, cost of contract purchases of $0.6 million and $0.1 million for contingent payments on previously acquired contracts, which was partially offset by $0.3 million of proceeds from the sale of assets.

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

Net Cash Used in Financing Activities

        Net cash used in financing activities totaled $16.0 million in 2008 compared to $25.5 million in 2007. Cash used in financing activities for 2008 included $60.0 million used to repurchase our common stock, $2.3 million used for payments of debt issuance costs, $1.6 million used for payments on capital leases, $0.1 million used for payments on other long-term borrowings, offset by $46.4 million in proceeds from our senior credit facility, $0.7 million in proceeds from the exercise of stock options and $0.9 million in excess tax benefits related to stock option exercises.

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

Cash and Cash Equivalents

        We had cash and cash equivalents of $8.3 million at December 31, 2008, compared to $8.5 million at December 31, 2007 and $8.1 million at December 31, 2006. The cash balances reflect our ability to utilize funds deposited into our local accounts and which based upon availability, timing of deposits and the subsequent movement of that cash into our corporate accounts may result in significant changes to our cash balances.

Summary Disclosures About Contractual Obligations and Commercial Commitments

        The following summarizes certain of our contractual obligations at December 31, 2008 and the effect such obligations are expected to have on our liquidity and cash flow in future periods. The nature of our business is to manage parking facilities. As a result, we do not have significant short-term purchase obligations.

		Payments due by period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
	(in thousands)
Long-term debt(1)	$147,153	$5,691	$17,073	$123,754	$635
Operating leases(2)	117,152	31,556	57,309	13,855	14,432
Capital leases(3)	3,292	1,026	1,856	410	—
Other long-term liabilities(4)	27,642	7,706	11,788	2,408	5,740
Letters of credit(5)	20,767	5,806	6,665	5,884	2,412

Total(6)	$316,006	$51,785	$94,691	$146,311	$23,219

(1)
Represents principal amounts and interest. See Note F to our consolidated financial statements.

(2)
Represents minimum rental commitments, excluding contingent rent provisions under all non-cancelable leases.

(3)
Represents principal amounts and interest on capital lease obligations. See Note M to our consolidated financial statements.

(4)
Represents deferred compensation, customer deposits, insurance claims, obligation related to 2008 acquisition, sales tax on capital leases and deferred partnership fees.

(5)
Represents amount of currently issued letters of credit at their maturities.

(6)
$120.6 million in long-term debt and $20.8 million of letters of credit are subject to a variable interest rate. The interest rate used to estimate future interest payment subject to variable debt included in our table is 2.61%, which represents the weighted average interest rate on our variable debt in effect as of December 31, 2008.

        In addition we made contingent earnout payments of $0.3 million, $0.1 million and $0.3 million for the years ended 2008, 2007 and 2006, respectively, and we made deficiency payments related to Bradley of $2.2 million, $0.7 million and $0.4 million for the years ended 2008, 2007 and 2006, respectively. No amounts have been included on the above schedule related to those payments for future periods as the amounts, if any, are not presently determinable.

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

Impairment of Long-Lived Assets and Goodwill

        As of December 31, 2008, our net long-lived assets were comprised primarily of $17.5 million of property, equipment and leasehold improvements and $10.9 million of contract and lease rights. In accounting for our long-lived assets, other than goodwill, we apply the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." We account for goodwill and other intangible assets under the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." As of December 31, 2008, we had $123.6 million of goodwill.

        The determination and measurement of an impairment loss under these accounting standards require the significant use of judgment and estimates. The determination of fair value of these assets utilizes cash flow projections that assume certain future revenue and cost levels, assumed discount rates based upon current market conditions and other valuation factors, all of which involve the use of significant judgment and estimation. For the years ended December 31, 2008 and December 31, 2007 we were not required to record any impairment charges related to long-lived assets or to goodwill. Future events may indicate differences from our judgments and estimates which could, in turn, result in impairment charges in the future. Future events that may result in impairment charges include increases in interest rates, which would impact discount rates, unfavorable economic conditions or other factors which could decrease revenues and profitability of existing locations and changes in the cost structure of existing facilities. Factors that could potentially have an unfavorable economic effect on our judgments and estimates include, among others: changes imposed by governmental and regulatory agencies, such as property condemnations and assessment of parking-related taxes; construction or other events that could change traffic patterns; and terrorism or other catastrophic events.

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

Income Taxes

        We use the asset and liability method of SFAS No. 109, Accounting for Income Taxes, to account for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We have certain net operating loss carry forwards which expire between 2021 and 2024. Our ability to fully utilize these net operating losses to offset taxable income is limited due to the change in ownership resulting from the initial public offering (Internal Revenue Code Section 382). We consider a number of factors in our assessment of the recoverability of our net operating loss carryforwards including their expiration dates, the limitations imposed due to the change in ownership as well as future projections of income. Future changes in our operating performance along with these considerations may significantly impact the amount of net operating losses ultimately recovered, and our assessment of their recoverability.

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

        To meet this objective, we entered into an interest rate cap transaction with Bank of America, N.A. in 2005, allowing us to continue to take advantage of LIBOR based pricing under our Credit Agreement while hedging our interest rate exposure on a portion of our borrowings under the Credit Agreement ("Rate Cap Transaction"). Under the Rate Cap Transaction, we received payments from Bank of America at the end of each quarterly period to the extent that the prevailing three month LIBOR during that period exceeded our cap rate. The Rate Cap Transaction capped our LIBOR rate on a $30.0 million principal balance at 2.5% for a total of 18 months, which matured on July 12, 2006, and for which we recognized a gain of $0.3 million over the life of the cap. For the year ended December 31, 2006, we recognized a gain of $0.2 million which was reported as a reduction of interest expense in the Consolidated Statement of Income. The Rate Cap Transaction began as of January 12, 2005 and settled each quarter on a date that coincided with our quarterly interest payment dates under the Credit Agreement.

        In 2006 we entered into an additional Rate Cap transaction with Bank of America, which allows us to limit our exposure on a portion of our borrowings under the Credit Agreement. Under this Rate Cap Transaction, we receive payments from Bank of America each quarterly period to the extent that the prevailing three month LIBOR during that period exceeds our cap rate of 5.75%. This Rate Cap Transaction caps our LIBOR interest rate on a notional amount of $50.0 million at 5.75% for a total of 36 months. The Rate Cap Transaction began as of August 4, 2006 and settles each quarter on a date that coincides with our quarterly interest payment dates under the Credit Agreement. This Rate Cap Transaction is classified as a cash flow hedge, and we calculate the effectiveness of the hedge on a quarterly basis. The ineffective portion of the cash flow hedge is recognized in current period earnings as an increase of interest expense.

        At December 31, 2008, the fair value of the Rate Cap Transaction was immaterial. Total changes in the fair value of the Rate Cap Transaction at December 31, 2008 was $0.3 million, of which $0.2 million was recorded as an increase of interest expense in the consolidated statement of income for the year ended December 31, 2008. $0.1 million of this change was due to hedge ineffectiveness.

        At December 31, 2007, the fair value of the Rate Cap Transaction was immaterial. Total changes in the fair value of the Rate Cap Transaction as of December 31, 2007 was $0.3 million, of which $0.1 million was reflected in accumulated other comprehensive income, net of tax, on the consolidated balance sheet. $0.1 million and $42 thousand of this change was recorded as an increase of interest expense in the consolidated statement of income for the years ended December 31, 2007 and 2006, respectively.

        We do not enter into derivative instruments for any purpose other than cash flow hedging purposes.

        Our $210.0 million senior credit facility provides for a $210.0 million variable rate revolving facility. In addition, the credit facility includes a letter of credit sub-facility with a sublimit of $50.0 million and swing line sub-facility with a sublimit of $10.0 million. Interest expense on such borrowing is sensitive to changes in the market rate of interest. If we were to borrow the entire $220.0 million available under the facility, a 1% increase in the average market rate would result in an increase in our annual interest expense of $2.20 million.

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

Foreign Currency Risk

        Our exposure to foreign exchange risk is minimal. All foreign investments are denominated in U.S. dollars, with the exception of Canada. We had approximately $1.3 million of Canadian dollar denominated cash instruments at December 31, 2008. We had no Canadian dollar denominated debt instruments at December 31, 2008. We do not hold any hedging instruments related to foreign currency transactions. We monitor foreign currency positions and may enter into certain hedging instruments in the future should we determine that exposure to foreign exchange risk has increased.

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

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of our management, including our chief executive officer, chief financial officer and corporate controller, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework, issued by the Committee on Sponsoring Organization of the Treadway Commission ("COSO Framework"). Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

        The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young, LLP, an independent registered certified public accounting firm, as stated in their attestation report, which is included herein.

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

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

        The following table sets forth certain information regarding our current board of directors and executive officers:

Name	Age	Position
Karl G. Andren	62	Director
G. Marc Baumann	53	Executive Vice President; Chief Financial Officer; Treasurer
Charles L. Biggs	68	Director
Karen M. Garrison	59	Director
Thomas L. Hagerman	48	Executive Vice President; Chief Operating Officer
John V. Holten	52	Director; Chairman of the Board
Gunnar E. Klintberg	60	Director
Leif F. Onarheim	74	Director
A. Petter Østberg	47	Director
John Ricchiuto	52	Executive Vice President of Operations
Robert S. Roath	66	Director
Robert N. Sacks	56	Executive Vice President—General Counsel and Secretary
Edward E. Simmons	59	Executive Vice President of Operations
Steven A. Warshauer	54	Executive Vice President of Operations
James A. Wilhelm	55	President; Chief Executive Officer; Director
Michael K. Wolf	59	Executive Vice President—Chief Administrative Officer

        Karl G. Andren has served as a director since January 1, 2008. Mr. Andren was chairman of Circle-Line Sightseeing Yachts, Inc., a subsidiary of New York Cruise Lines, Inc., which operates the leading sightseeing cruise line in New York City, from 1981 until July 2007. He has served as a director of President Casinos, Inc. since 1993 and was a member of its audit and compensation committees. Mr. Andren earned his B.S. degree from Upsala College in 1967 and his M.S. in economics from Penn State University in 1969.

        G. Marc Baumann has served as our executive vice president, chief financial officer and treasurer since October 2000. Prior to his appointment as our chief financial officer, Mr. Baumann was chief financial officer for Warburtons Ltd. in Bolton, England from January 1993 to October 2000. Mr. Baumann is a certified public accountant and a member of both the American Institute of Certified Public Accountants and the Illinois CPA Society. He received his B.S. degree in 1977 from Northwestern University and his M.B.A. degree from the Kellogg School of Management at Northwestern University in 1979.

        Charles L. Biggs has served as a director since June 2004. Mr. Biggs was a consultant for Deloitte Consulting, a professional services firm that provides assurance and advisory, tax and management consulting services, from 1968 until his retirement in November 2002. At Deloitte, he held various management positions, including National Director of Strategy Services for Deloitte's strategy arm and chairman of Deloitte/Holt Value Associates. He has served as a director of Qwest Communications International Inc. since April 2004 and is a member of their audit committee, governance committee and is chair of the finance committee. Mr. Biggs earned his B.S. degree in Industrial Management from Kent State University.

        Karen M. Garrison has served as a director since June 2004. She was president of Pitney Bowes Business Services from 1999 to 2004. In her 27 years with Pitney Bowes, Ms. Garrison held a series of positions with increasing responsibilities, including vice president of operations, and vice president of finance and chief financial officer. She is also a director and member of the corporate governance committee and chairperson of the finance committee of The Kaman Corporation. She is a director of Tenet Healthcare and is a member of Tenet's quality, compliance & ethics committee and nominating and governance committee. She received her B.S. degree in Accounting from Rollins College in 1983 and her M.B.A. degree from the Florida Institute of Technology in 1986.

        Thomas L. Hagerman has served as our executive vice president and chief operating officer since October 2007. He also served as our executive vice president—operations from July 2004 through September 2007 and as a senior vice president from March 1998 through June 2004. He received his B.A. degree in marketing from The Ohio State University in 1984, and a B.A. degree in business administration and finance from Almeda University in 2004.

        John V. Holten has served as a director and our chairman of the board of directors since 1989. Mr. Holten is the sole trustee of The JVH Descendants' 2007 Trust and the sole manager of each of Brats, LLC, Vinland Industries LLC and Steamboat Industries LLC. Mr. Holten, The JVH Descendants' 2007 Trust and Brats, LLC are the owners of all of the membership units in Vinland Industries LLC, which owns all of the membership interest in Steamboat Industries LLC. Vinland Industries LLC was formed in, and Mr. Holten and The JVH Descendants' 2007 Trust acquired their membership units therein in, December 2007. Brats, LLC was formed in, and it acquired its membership units in Vinland Industries LLC in, April 2008. Steamboat Industries LLC has been our majority stockholder since May 2004. Mr. Holten has also served as chairman and chief executive officer of AP Holdings, Inc., our parent company until May 2004, since April 1989, and of Steamboat Holdings, Inc., the parent company of AP Holdings, Inc. Mr. Holten has also served as the chairman and chief executive officer of Holberg Incorporated, our indirect parent until March 2001, since 1986. Mr. Holten received his M.B.A. degree from Harvard University in 1982 and graduated from the Norwegian School of Economics and Business Administration in 1980.

        Gunnar E. Klintberg has served as a director since 1989, as vice president from 1998 to 2005 and as a consultant since 2004. Mr. Klintberg has also served as a vice president and director of AP Holdings, Inc. (our former parent company until May 2004), from 1989 to 2006. Mr. Klintberg has also served as a director, vice chairman and secretary of Holberg Incorporated (our indirect parent until March 2001) from 1986 to 2006 and Mr. Klintberg is a party to an employment agreement with and receives compensation from Holberg Incorporated. Mr. Klintberg received his B.A. degree from Dartmouth College in 1972 and a degree in Business Administration from the University of Uppsala, Sweden in 1974.

        Leif F. Onarheim has served as a director since June 2004. He was elected as a member of the Parliament of the Kingdom of Norway in 2001 and served until 2005. Mr. Onarheim is also the chairman of AHW A/S (since 2000). He is vice chairman of University Hospital of Akershus (since 2006) and Marine Harvest ASA (since 2006). He served for 10 years as managing director and chief executive officer of Nora Industries before its merger with Orkla ASA in 1991, and served as chairman of the merged Orkla Group after the merger until 1992. He is also Partner, Norscan, AS (since 2005). Mr. Onarheim served as chairman of NHO, Norway's largest association of business and industry, from 1996 until 2000. Mr. Onarheim graduated from the Norwegian School of Economics and Business Administration in 1960.

        A. Petter Østberg has served as a director since June 2004. He has held various positions at Holberg Incorporated since 1994 including senior vice president and chief financial officer. Mr. Østberg was a vice president of the Company from October 1999 until January 2001. Mr. Østberg received his

B.A. degree in International Relations and Economics from Tufts University in 1985 and his M.B.A. degree from Stanford University Graduate School of Business in 1989.

        John Ricchiuto has served as our executive vice president-operations since December 2002. Mr. Ricchiuto joined APCOA, Inc. in 1980 as a management trainee. He served as vice president—Airport Properties Central from 1993 until 1994 and as senior vice president—Airport Properties Central and Eastern United States from 1994 until 2002. Mr. Ricchiuto received his B.S. degree from Bowling Green University in 1979.

        Robert S. Roath has served as a director since June 2004. He has been chairman of the advisory board to L.E.K. Consulting, a stockholder-value consulting firm, since May 1997. Mr. Roath retired as chief financial officer and senior vice president of RJR Nabisco, Inc. in April 1997 where he worked from September 1990. He has been a director of the InterDigital Communications Corporation since May 1997 and is chairman of the audit committee, chairman of the finance committee and a member of the compensation committee. Mr. Roath is also a member of the advisory board of the Robert H. Smith School of Business at the University of Maryland. Previously, Mr. Roath was employed by Colgate-Palmolive, General Foods, GAF Corporation and Price Waterhouse & Co. He received his B.S. degree in Accounting and Economics from the University of Maryland in 1966, is a CPA in New York and completed Amos Tuck Executive Development program in 1980.

        Robert N. Sacks has served as our executive vice president—general counsel and secretary since March 1998. Mr. Sacks joined APCOA, Inc. in 1988, and served as general counsel and secretary since 1988, as vice president, secretary, and general counsel from 1989, and as senior vice president, secretary and general counsel from 1997 to March 1998. Mr. Sacks received his B.A. degree, cum laude, from Northwestern University in 1976 and, in 1979, received his J.D. degree from Suffolk University where he was a member of the Suffolk University Law Review.

        Edward E. Simmons has served as executive vice president—operations since August 1999 and as senior vice president-operations from May 1998 to July 1999. Prior to joining our company, Mr. Simmons was president, chief executive officer and co-founder of Executive Parking, Inc. Mr. Simmons is currently a member of the National Parking Association and the International Parking Institute. Mr. Simmons is a past executive board member of the Parking Association of California.

        Steven A. Warshauer has served as our executive vice president—operations since March 1998. Mr. Warshauer joined the Standard Companies in 1982, initially serving as vice president, then becoming senior vice president. Mr. Warshauer received his B.S. Degree from the University of Northern Colorado in 1976 with a major in Accounting.

        James A. Wilhelm has served as our president since September 2000, as our chief executive officer and a director since October 2001. Mr. Wilhelm served as executive vice president—operations from March 1998 to September 1999 and he served as senior executive vice president and chief operations officer from September 1999 to August 2000. Mr. Wilhelm joined the predecessors of Standard Parking Corporation in 1985, serving as executive vice president beginning in January 1998. Prior to March 1998, Mr. Wilhelm was responsible for managing the Midwest and Western Regions, which included parking facilities in Chicago and sixteen other cities throughout the United States and Canada. Mr. Wilhelm received his B.A. degree from Northeastern Illinois University in 1976.

        Michael K. Wolf has served as our executive vice president—chief administrative officer and associate general counsel since March 1998. Mr. Wolf served as senior vice president and general counsel of the Standard Parking from 1990 to January 1998 and executive vice president of Standard Parking since 1998. Mr. Wolf received his B.A. degree in 1971 from the University of Pennsylvania and in 1974 received his J.D. degree from Washington University, where he served as an editor of the Washington University Law Quarterly and was elected to the Order of the Coif.

Committees of the Board

        The Board has three standing committees to facilitate and assist the Board in the execution of its responsibilities. The committees currently are the Audit Committee, the Nominating & Corporate Governance Committee and the Compensation Committee.

  Audit Committee

        The Audit Committee has four members: Karl G. Andren, Charles L. Biggs, Karen M. Garrison and Robert S. Roath (who serves as Chair). The Board has determined that each of its members meets the financial literacy and independence requirements of The NASDAQ Stock Market LLC, and that Ms. Garrison and Messrs. Andren, Biggs and Roath each qualify as an "Audit Committee financial expert" for purposes of the rules and regulations of the SEC.

  Nominating & Corporate Governance Committee

        The Nominating & Corporate Governance Committee consists of three directors: Karen M. Garrison (who serves as Chair), John V. Holten and A. Petter Østberg. Ms. Garrison is the only independent director on this committee.

  Compensation Committee

        The Compensation Committee consists of four directors: Charles L. Biggs (who serves as Chair), John V. Holten, Leif F. Onarheim and A. Petter Østberg. Messrs. Biggs and Onarheim are the independent directors on this committee.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who beneficially own more than 10% of our equity securities to file with the Securities and Exchange Commission initial reports of beneficial ownership of the common stock and reports of changes in their beneficial ownership and to furnish us with copies of those reports.

        To our knowledge, based solely upon a review of copies of reports furnished to us or written representations from certain reporting persons, we believe that during 2006, all Section 16(a) filing requirements applicable to our officers, directors and 10% stockholders were met in a timely manner, except in the following instances: Karl G. Andren filed a Form 3 late upon becoming a director, and he also filed one Form 4 late reporting one transaction.

Codes of Conduct and Ethics

        We have adopted a code of ethics as part of our compliance program. The code of ethics applies to our chief executive officer, chief financial officer and corporate controller. In addition we have adopted a code of business conduct that applies to all of our officers and employees. Any amendments to, or waivers from, our code of ethics will be posted on our website www.standardparking.com. A copy of these codes of conduct and ethics will be provided to you without charge upon request to investor_relations@standardparking.com.

Material Changes to the Board Nomination Procedures

        There have been no material changes to the procedures by which our security holders nominate directors.

ITEM 11.    EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview

        Our Compensation Discussion and Analysis discusses the principles underlying our executive compensation decisions and the most important factors relevant to an analysis of these decisions. It provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our named executive officers listed in the Summary Compensation Table, and places in perspective the data presented in the tables and other quantitative information that follows this section.

        Our Compensation Committee has administered our executive compensation program since this Committee was established in conjunction with our initial public offering in June 2004. Broadly stated, the Compensation Committee's overall role is to oversee all of our compensation plans and policies, administer our equity plans and policies, approve equity grants to our executive officers and review and approve all compensation decisions relating to the named executive officers.

        Historically, we have employment agreements with all of our named executive officers. It is customary in the parking industry for senior executives to have employment agreements because it encourages employment continuity and is a practical means to insure that client relationships are protected through the legal enforcement of protective covenants, including the covenant not to compete and the covenant not to solicit customers and employees. Moreover, these agreements were created in part to ensure executive continuity since until 2007 we had no programs with substantial executive retention value through the creation of forfeiture risk (e.g., pension plan, restricted stock, etc.). Hence, executive retention and protection of our interests have been created in part through the use of employment agreements.

        We account for the equity compensation expense for our employees under the rules of SFAS 123R, which we adopted as of January 1, 2006 and which requires us to estimate and record an expense for each award of equity compensation over the service period of the award. Accounting rules also require us to record cash compensation as an expense at the time the obligation is accrued. It is not anticipated that any executive officer's annual cash compensation will exceed $1 million, and we accordingly have not made any plans to qualify for any compensation deductions under Section 162(m) of the Internal Revenue Code.

Compensation Study

        With the Compensation Committee's concurrence, management engaged Watson Wyatt Worldwide in the later part of 2008 to determine the relationship of our pay practices to those of other companies, with emphasis on both "peer group" companies and comparably sized businesses. The Watson Wyatt study, which was presented to the Compensation Committee in December 2008, concluded, among other things, as follows:

  •
  Our base salaries were generally above the 50th percentile when compared to general industry benchmark data.

  •
  Total cash compensation (base salary and annual bonus) was positioned at market median (50th percentile).

  •
  Long-term compensation of the type typically found at most public companies was between the 25th percentile and market median.

  •
  Total direct compensation (base salary, annual bonus and long-term compensation) was generally positioned at the 50th percentile.

Compensation Objectives

        Our current executive compensation programs are intended to achieve three fundamental objectives: (1) attract and retain qualified key executives, many of whom are responsible for developing, nurturing and maintaining the client relationships that are critical to our business; (2) motivate performance to achieve specific strategic and operating objectives of our Company; and (3) align executives' interests with the long-term interests of our stockholders. As described in more detail below, the material elements of our current executive compensation program for named executive officers include a base salary, an annual bonus opportunity in the form of the Management Incentive Compensation Program, perquisites and personal benefits, a long-term equity incentive opportunity, retirement benefits, severance protection for certain terminations of the named executive officers' employment and other post-termination benefits payable upon retirement, death or disability.

        We believe that each element of our executive compensation program helps us to achieve one or more of our compensation objectives. The table below lists each material element of our executive compensation program and the compensation objective or objectives that it is designed to achieve.

Compensation Objective	Compensation Element
Attract and retain qualified executives	Short Term / Annual
	•	Base Salary
	•	Annual Bonus / Management Incentive Compensation Program
	•	Perquisites and Personal Benefits
Long Term
	•	Long-Term Incentive Plan
	•	Retirement Benefits and Deferred Compensation
Motivate performance to achieve specific	Short Term / Annual
strategies and operating objectives	•	Annual Bonus / Management Incentive Compensation Program
Long Term
	•	Long-Term Incentive Plan
Align named executive officers' and	Long Term
stockholders' long-term interests	•	Long-Term Incentive Plan

        As illustrated by the table above, base salaries, perquisites and personal benefits, retirement benefits and severance and other termination benefits are all primarily intended to attract and retain qualified executives. These are the elements of our current executive compensation program where the value of the benefit in any given year is not dependent on performance. We believe that in order to attract and retain top-caliber executives, we need to provide them with predictable benefit amounts that reward the executive's continued service. Some of the elements, such as base salaries and perquisites and personal benefits, are generally paid out on a short-term or current basis. The other elements are generally paid out on a longer-term basis such as upon retirement or other termination of employment. We believe that this mix of longer-term and short-term components allows us to achieve our dual goals of attracting and retaining executives.

        Our annual bonus opportunity is primarily intended to motivate named executive officers' performance to achieve specific strategies and operating objectives, although we also believe it helps us attract and retain executives. Our LTIP restricted stock and cash award program and our successor career restricted stock unit program, as described below, are primarily intended to align named executive officers' long-term interests with stockholders' long-term interests, although we also believe it will help motivate performance and help us attract and retain executives. These are the elements of our current executive compensation program that are designed to reward performance and the creation of stockholder value, and therefore the value of these benefits is dependent on performance. Each named executive officer's annual bonus opportunity is paid out on an annual short-term basis and is designed to reward performance for that period. LTIP compensation, which may include the award of restricted stock units or restricted stock, is generally paid out or earned on a longer-term basis and is designed to reward performance over several years or longer.

Compensation Philosophy and Benchmarking

        As discussed above, our Compensation Committee believes that the compensation of our named executive officers must be closely aligned with our performance, on both a short and long-term basis, at responsible levels that are consistent with our cost-conscious culture. The changes made in the structure of our plans in 2007 and 2008 have further aligned the interests of management with those of stockholders. At the same time, the Committee recognizes that our compensation programs must be designed to attract and retain key executives, many of whom are responsible for developing, nurturing and maintaining the client relationships that are important to producing superior results for our stockholders.

        For benchmarking purposes, the Compensation Committee believes that the most reasonable approach is to evaluate our pay practices for senior executives against that of general industry, regressed for the size of the organization. General industry data has been culled from multiple survey databases, including the 2008/2009 Watson Wyatt Top Management Survey, the 2008 Mercer Executive Compensation Survey and two proprietary surveys covering top management in service industries. We do not believe that it is appropriate to establish compensation levels based primarily on other parking companies for several reasons:

  •
  The parking industry is quite fragmented, and typically its compensation policies and practices stem directly from a privately held, non-public "owner's" culture.

  •
  The single peer group company in the parking industry is engaged in multiple business segments and parking represents only a minor part of its business. The other large parking companies have gone private. Accordingly, we cannot readily acquire sufficient parking industry data with which to form a foundation for a policy.

        Given the information obtained from the current and previous compensation studies, the Committee has informally adopted a guideline that targets total cash compensation in the 50th percentile range for executive officers when benchmarked to general industry data. This range, however, is merely a guideline because the Committee does not believe in fixing compensation levels based only on benchmarking. The Committee believes that other factors should be considered and weighted appropriately, including, but not limited to, the history underlying our current compensation levels, relative compensation levels among our senior executives, pay levels in the parking industry, as well as our overall performance in relation to the performance of other parking companies. The Company's actual cash compensation practice is at the market median.

        We manage our pay structure and make compensation decisions using a combination of policies, practices and inherent logic. We have a "pay for performance" culture as exemplified by our management of salaries, bonus compensation and equity compensation. Base salaries typically are adjusted to provide cost of living increases, and our executives' true upside potential has been provided through bonus and stock option or other stock award opportunities available under our annual cash and long-term incentive plans. This philosophy and approach are strengthened by our increased use of benchmark data during the base salary, annual bonus and long-term compensation review process.

Compensation Program Components

        Our compensation to the named executive officers consists primarily of the following elements: base salary, management incentive compensation, perquisites and personal benefits, long-term incentive plan compensation, retirement benefits and deferred compensation opportunities and severance and other benefits upon termination of employment or a change in control.

  Base Salary

        Base salary is a critical element of named executive officer compensation because it is the source of their consistent income stream and is the most visible barometer of evaluation vis-à-vis the employment market. In establishing and reviewing base salaries, the Compensation Committee considers various factors that include the executive's qualifications and experience, scope of responsibilities, internal pay equity, past performance and achievements, future expectations that include the executive's ability to impact short- and long-term results, as well as the salary practices at other comparable companies. We strive to provide our named executive officers with a competitive base salary that is in line with their roles and responsibilities when compared to companies of comparable size. In April 2008, three of the named executive officers received cost of living increases to their base salaries, one named executive officer received a merit base salary increase and the base salary of one named executive officer was increased in lieu of a car allowance. Given the continuing deterioration in both the U.S. and Canadian economies in the later part of 2008 and the first quarter of 2009, we have frozen base salaries for all named executive officers and other salaried employees for 2009.

  Management Incentive Compensation

        Our named executive officers, other than Mr. Holten, participate in our Management Incentive Compensation Program, which provides for an annual incentive bonus. Our Compensation Committee oversees this program, and it creates annual performance criteria that are flexible and that change with the needs of our business. By creating target awards and setting performance objectives at the beginning of each fiscal year, our named executive officers have the proper incentives to attain the key performance metrics in the business.

        In 2008 our Chief Executive Officer's target incentive bonus opportunity was $150,000 for achieving the pre-established, planned, pre-tax net income goal of $30,850,659. Threshold payments (5% of the target award) were eligible to be made commencing at 80% of the pre-tax net income goal and the maximum award opportunity was 185% ($277,500) of the target based on exceeding the pre-tax net income goal by 25% or more. In 2007, our Chief Executive Officer's target incentive bonus opportunity was $150,000 for achieving the pre-established, planned, pre-tax net income goal of $25,013,631. Threshold payments (5% of the target award) were eligible to be made commencing at 80% of the pre-tax net income goal and the maximum award opportunity was 185% ($277,500) of the target based on exceeding the pre-tax net income goal by 25% or more.

        Messrs. Warshauer, Wolf and Baumann also participate in the Management Incentive Compensation Program and had a target bonus opportunity of $91,800, $95,000 and $137,475, respectively, in 2008. For Mr. Warshauer, the goals included attainment of the budgeted corporate EBITDA (50%), budgeted divisional pre-tax net income (30%), location retention (10%) and audit results (10%). For Messrs. Wolf and Baumann, the goals are budgeted corporate EBITDA (75%) and cost center budget management (25%). The target bonus opportunities for Messrs. Baumann, Wolf and Warshauer were $91,800, $76,979 and $124,692, respectively, in 2007. The maximum award opportunity as a percentage of the total target opportunity for Mr. Warshauer was less than that for Messrs. Baumann and Wolf because two of the four metrics applicable to Mr. Warshauer's bonus opportunity (location retention and audit results) by their nature did not provide for greater than 100% attainment, whereas both of the metrics comprising Messrs. Baumann's and Wolf's total bonus opportunities by their nature allowed for greater than 100% attainment. The percentage of target bonus opportunity earned by Messrs. Warshauer, Wolf and Baumann based on the level of goal attainment achieved varied from 108% to 114% in 2007, and from 83% to 102% in 2008.

        We believe that the pre-tax income measure for our Chief Executive Officer and an EBITDA measure for the other named executive officers that participate in the program are appropriate measures of performance at this time. These measures may evolve and ultimately be modified as circumstances warrant, including possible adjustments due to acquisitions and other atypical events. The fixed goals for the named executive officers are all metric driven and do not involve subjective assessment. With the exception of Mr. Baumann, whose target opportunity is based on a percentage of his base salary, the other participating executives' target bonus opportunities are fixed and subject to change only via approval of the Compensation Committee.

  Perquisites and Personal Benefits

        In addition to base salaries and annual bonus opportunities, we provide our named executive officers with certain perquisites and personal benefits, including 2008 automobile-related expenses for Mr. Warshauer. We believe that perquisites are often a way to provide the named executive officers with additional annual compensation that supplements their base salaries and bonus opportunities. When determining each named executive officer's base salary, we take the value of each named executive officer's perquisites and personal benefits into consideration.

        The perquisites and personal benefits paid to each named executive officer in 2008 are reported in column (i) of the Summary Compensation Table, below, and further described in the footnotes thereto.

  Long-Term Incentive Plan (LTIP) Compensation

        In 2007 the Compensation Committee adopted a LTIP performance restricted stock and cash award program for our named executive officers other than Mr. Holten. When the LTIP restricted stock and cash award program was originally adopted, it was contemplated that a new three-year performance cycle would commence every calendar year, beginning in 2007. However, our shareholders approved an amendment to our Long-Term Incentive Plan at our 2008 Annual Meeting that increased the number of shares of common stock available for award thereunder, and the Compensation Committee and Board of Directors approved a one-time grant of career restricted stock units that were awarded to the members of our senior management team on July 1, 2008 in lieu of any further incentive compensation pursuant to the LTIP performance restricted stock and cash award program for cycles that otherwise would have started in 2008 and thereafter. Accordingly, the only performance cycle implemented under the LTIP performance restricted stock and cash award program will be the single performance cycle spanning the period from 2007 through 2009.

        An overview of the underlying objectives and details of the July 1, 2008 one-time grant of career restricted stock units is as follows:

  Objectives

  •
  Achieve Significant Equity Investment By Senior Management To Align Their Long-Term Interests With Shareholders.  One of our basic compensation objectives is to align our executives' interests with the long-term interests of our shareholders. We believe we can further that objective if the members of our senior management team possess a significant equity interest in the Company.

  •
  Retain Senior Management.  Our ongoing future success depends in large part on our success in retaining the members of our senior management team. We believe that a meaningful grant of time-restricted stock units, which represents substantial value to the recipient on day one, will achieve our retention objective.

  Overview of Award Details

  •
  Time Restrictions.  The restricted stock units ("RSUs") are subject to a time restriction that will be removed from one-third of them after ten years of continuous service, from another one-third after eleven years of continuous service, and from the final one-third after twelve years of continuous service. Anyone reaching retirement age (typically age 65) before the expiration of the twelve-year period would be entitled to have all restrictions removed at that time.

  •
  Limitation on Sale after Restriction Removal.  In the year that restrictions are removed, the executive will be entitled to sell enough unrestricted shares to enable him to pay the state and federal income taxes incurred by reason of the restriction removal. Of the remaining unrestricted shares, individuals would be expected to comply with the Long-Term Incentive Plan Stock Ownership Policy Statement as approved and modified by the Board from time to time. Individuals whose employment terminates will have no limitations on their right to sell unrestricted shares after the time of termination.

  •
  Rights On Termination.  The award agreements each address the recipient's rights in the event his employment terminates prior to the removal of the time restrictions from all of the RSUs. An executive who voluntarily resigns other than for good reason, or who is terminated for cause, will forfeit all RSUs as to which the time restriction has not lapsed as of the time of termination. An executive who is terminated by us without cause would retain a prorated portion of his award and the time restrictions would be removed from the retained shares immediately upon termination. Similar treatment would be given to an executive who resigns for good reason or whose employment is terminated due to the executive's permanent disability or death.

  •
  Non-Compete.  The award agreements prohibit the executive from competing with us for a designated period of time after his employment terminates (regardless of the termination reason). Any executive who violates these provisions will forfeit 100% of the award, and we will be entitled to sue the executive to recover the proceeds of any award shares previously sold by the executive.

        As noted above, the LTIP performance restricted stock and cash award program will continue only though the first cycle (2007-09). This program provides our named executive officers (other than Mr. Holten) with the opportunity to earn a combination of stock (50%) and cash (50%) if certain three-year performance targets for pre-tax net income and pre-tax free cash flow are achieved. The executive was issued performance-restricted stock at the commencement of the performance cycle that becomes free of restrictions upon the achievement of the performance goals. In this way, the executive has the opportunity to benefit from any share appreciation during the performance period. For the three-year performance cycle, the maximum potential award is $150,000 for our Chief Executive Officer and $60,000 for any of our other participating named executive officers, while the target award is $100,000 for the Chief Executive Officer and $40,000 for the participating named executive officers. The percentage of target award upon which the restrictions have lapsed, through the second year of the performance cycle is 60%.

        This performance restricted stock and cash award program became operational starting in 2007 and the targets have been set for the 2007 - 2009 performance cycle. Concurrently with the adoption of this program, we have established stock ownership guidelines for the named executive officers providing that 50% of any stock earned under the program will be retained by the executive while he is in our employ. The plan also provides that if the executive violates any of the protective covenants in his employment contract, including the covenant not to compete or the covenant not to solicit customers, the executive will forfeit any restricted stock awards granted, together with any restricted stock awards as to which the restrictions lapsed, during the three-year period prior to such violation.

        In determining the number of any options or shares of restricted stock or restricted stock units that may be granted to named executive officers, the Compensation Committee takes into account the individual's position, scope of responsibility, ability to affect the profitability of the business as well as long-term stockholder value. All option or stock grants are issued so the grant price reflects the market value on the date of grant.

  Retirement Benefits and Deferred Compensation Opportunities

        Deferred compensation is a tax-advantaged means of providing certain named executive officers with additional compensation that supplements their base salaries and bonus opportunities, including our 401(k) plan. In addition, we have entered into various agreements over the years with certain named executive officers that provide for various retirement benefits and deferred compensation opportunities. These plans grew out of a perceived need to provide some form of retirement income to executives and are intended to provide a modest payment towards retirement.

        Mr. Wilhelm is a party to a Deferred Compensation Agreement with us dated August 1, 1999, which we refer to as a supplemental early retirement plan ("SERP"). This SERP provides him with an annual retirement benefit equal to $112,500 to begin upon his retirement at age 65 and to continue for a period of 15 years thereafter or, if earlier, until his death. If Mr. Wilhelm's employment with us is terminated (other than as a result of his disability) prior to his attaining age 65, he shall not be entitled to any payments under the SERP.

        Pursuant to the terms of Mr. Baumann's employment agreement, we have agreed to pay the premiums on certain insurance policies owned by Mr. Baumann that will provide an annual cash benefit to him for a period of 15 years, beginning in the year in which Mr. Baumann attains age 65. The current amount of the annual premium is $78,228. If Mr. Baumann's employment is terminated (other than for cause or other than by Mr. Baumann without good reason), we will continue to pay the premiums on the insurance policies until the earlier of Mr. Baumann's death or his attainment of age 65.

        Pursuant to the terms of Mr. Wolf's employment agreement, starting January 1, 2004, we have agreed to pay $62,000 in premiums annually on certain insurance policies or other investment vehicles owned by Mr. Wolf. Our obligation to pay that amount each year shall continue until the earlier of 2014 or Mr. Wolf's death.

  Severance and Other Benefits Upon Termination of Employment or a Change in Control

        In general, the employment agreements of the named executive officers have provisions that are triggered if they are terminated for various reasons. Please see the "Potential Payments Upon Termination or Change-in-Control" section below for a description of the potential payments that may be made to the named executive officers in connection with their termination of employment or a change-in-control. In addition, our Board has the discretion to accelerate the vesting of unvested options or restricted stock awards in the event of a change in control.

Determination of 2008 Compensation

  Compensation of Our Chief Executive Officer

        Mr. Wilhelm's 2008 compensation was governed largely by his employment agreement with us. Under that agreement, Mr. Wilhelm earned a salary of $618,635 in fiscal 2008. Under our Management Incentive Compensation Program, Mr. Wilhelm earned $172,800 for 2008. We also granted 104,000 RSUs to Mr. Wilhelm in 2008 under our Long-Term Incentive Plan. Additionally, as a result of the attainment of the cumulative second year performance targets for pre-tax free cash flow and net income under the LTIP performance restricted stock and cash award program, restrictions were removed from 1,040 shares of performance restricted stock previously awarded to Mr. Wilhelm, and Mr. Wilhelm received $20,000 in cash. Our liability for Mr. Wilhelm's SERP benefit increased by $45,626 during fiscal 2008, and our total liability under this SERP is $560,780 as of December 31, 2008. Other compensation, including perquisites, totaled $40,208.

  Compensation of Our Other Named Executive Officers

        Our Chief Executive Officer, Chief Administrative Officer and Senior Vice President of Human Resources regularly and routinely work with our Compensation Committee throughout the year, with input as appropriate from our outside legal counsel as well as from our outside compensation consultants, Watson Wyatt Worldwide, to assist the Committee in addressing and discharging its duties and obligations under its Charter. Our Chief Executive Officer plays an integral and instrumental role in making specific recommendations to the Compensation Committee regarding the compensation for all of the named executive officers other than the Chairman or the Chief Executive Officer himself. The compensation of our Chairman and our Chief Executive Officer is decided by our Board of Directors.

        We entered into an employment agreement with John V. Holten in May 2004 to serve as Chairman of the Board of Directors. This employment agreement was automatically extended for an additional four-year term commencing in May 2009. Under this contract, Mr. Holten received a base salary of $456,221 in fiscal 2008. Although he is eligible for an annual bonus and equity awards, none was awarded in 2008. Pursuant to his employment agreement, Mr. Holten and an entity controlled by him received other payments totaling $213,925, the vast majority of which related to personal secretarial assistance and use of an executive office. Mr. Holten's total compensation in 2008 was $670,146.

        All of our other named executive officers have entered into employment agreements with us, and their compensation is governed largely by their respective agreements. The annual salary for each as of March 1, 2009 was as follows: Mr. Warshauer—$429,666, Mr. Wolf—$382,606 and Mr. Baumann—$401,921. Mr. Warshauer received a 1.66% base salary increase in 2009 that reflected solely the addition of a separate annual car allowance that has been discontinued. Awards made to these three executives for 2008 under the Management Incentive Compensation Program, based on their individual achievement of their respective performance goals, ranged from $76,079 to $140,369. Messrs. Warshauer, Wolf and Baumann were each awarded 42,000 RSUs under our Long-Term Incentive Plan on July 1, 2008. Mr. Baumann received $80,988 for certain retirement benefits as described in the "Retirement Benefits and Deferred Compensation Opportunities" section above and for a separate life insurance premium payment. Mr. Wolf received $62,690 for certain retirement benefits as described in the "Retirement Benefits and Deferred Compensation Opportunities" section above and for certain long-term disability insurance benefits.

Determination of 2009 Compensation

        Due to the continuing deterioration in both the U.S. and Canadian economies in the later part of 2008 and early 2009, we have frozen salary levels for all named executive officers and other salaried employees for 2009. The annual target bonus opportunities for the named executive officers are either fixed by agreement or a function of the salary level and in either case will be maintained at 2008 levels. Additionally, we do not expect to make any additional awards under the Long-Term Incentive Plan in 2009.

Reasonableness of Compensation

        After considering all components of the compensation paid to the named executive officers, the Compensation Committee has determined that the compensation is reasonable and not excessive. In making this determination, the Compensation Committee considered many factors, including:

  •
  Management has led us to record performance levels in recent years;

  •
  Our stockholder return performance has outpaced the performance of companies in the peer group and, in particular, our direct competitors; and

  •
  Based on the Watson Wyatt study, the total cash compensation levels for our named executive officers is positioned at market median when compared to general industry, and total direct compensation (including the long- term incentive plan) is at the 50th percentile.

COMPENSATION COMMITTEE REPORT

        The Compensation Committee of the Board of Directors has reviewed and discussed with management the foregoing "Compensation Discussion and Analysis," and based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the "Compensation Discussion and Analysis" be included in this Form 10-K for filing with the Securities and Exchange Commission.

                      By the Compensation Committee,
                      Charles L. Biggs
                      John V. Holten
                      Leif Onarheim
                      A. Petter Østberg

EXECUTIVE COMPENSATION

Summary Compensation Table

        The following table sets forth the compensation earned, awarded or paid for services rendered to us in all capacities for the fiscal years ending December 31, 2008, 2007 and 2006 by our Principal Executive Officer (PEO), Principal Financial Officer (PFO) and the three other highest paid executive officers other than the PEO and PFO. These persons are referred to, collectively, as the "named executive officers."

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension and NQDC Earnings ($)(3)	All Other Compensation ($)		Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)
James A Wilhelm	2008	618,635	—	305,991	—	192,800	45,626	29,035	(4)	1,192,087
Chief Executive	2007	600,000	—	25,392	30,000	244,300	38,811	34,149		972,652
Officer (PEO)	2006	600,000	—	—	72,000	203,400	46,577	30,750		952,727
G. Marc Baumann	2008	391,009	—	66,304	—	148,369	—	94,095	(5)	699,777
Chief Financial	2007	355,782	—	10,157	7,125	145,901	—	97,729		616,694
Officer (PFO)	2006	343,752	—	—	17,100	127,502	—	101,762		590,116
John V. Holten	2008	456,221	—	—	—	—	—	213,925	(6)	670,146
Chairman	2007	443,024	—	—	—	—	—	227,556		670,580
	2006	415,053	—	—	—	—	—	253,754		668,807
Michael K. Wolf	2008	382,337	—	148,854	—	105,000	—	76,868	(7)	713,059
EVP, Chief Administrative	2007	375,606	—	10,157	7,125	87,223	—	75,317		555,428
Officer	2006	375,606	—	—	17,100	81,469	—	75,641		549,816
Steven A. Warshauer	2008	418,714	—	45,561	—	84,079	—	16,159	(8)	564,513
EVP—Operations	2007	405,115	—	10,157	7,125	105,000	—	12,711		540,108
	2006	395,377	—	—	17,100	76,887	—	12,107		501,471

(1)
The amounts for 2008 included in column (e) reflect (i) the current year expense attributable to shares of common stock underlying the restricted stock units issued on July 1, 2008 and (ii) the current year expense attributable to the LTIP performance restricted stock and cash award program for the 2007-2009 cycle calculated pursuant to SFAS 123R.

(2)
The amounts for 2008 included in column (g) reflect (i) the vested portion of the cash award component of the LTIP performance restricted stock and cash award program for the 2007-2009 cycle and (ii) cash bonuses paid pursuant to our Management Incentive Compensation Program.

(3)
The amounts for 2008 included under column (h) for Mr. Wilhelm reflect the difference between our liability for Mr. Wilhelm's SERP benefit at the beginning and end of each respective year.

(4)
The amount for 2008 shown in column (i) for Mr. Wilhelm reflects contributions made by us under our 401(k) plan in the amount of $4,600, $483 for group term life insurance and $331 in premiums for an executive long-term disability policy. It also includes $3,468 in company-paid parking, $15,947 in club dues and $450 in airline clubs. It also includes $3,756 attributable to a comprehensive physical exam paid for by the company.

(5)
The amount for 2008 shown under column (i) for Mr. Baumann reflects contributions made by us under our 401(k) plan in the amount of $4,600 and $483 for group term life insurance. It also includes $3,468 in company-paid parking, $400 in airline upgrades and $400 in airline clubs. Also included are payments in the amount of $3,756 attributable to a company-paid comprehensive physical exam and premium payments of $80,988 made in 2008 for insurance policies on behalf of Mr. Baumann.

(6)
The amount for 2008 shown under column (i) for Mr. Holten reflects payments made by us pursuant to Mr. Holten's employment agreement, and includes $196,030 paid to Holberg Incorporated, an affiliate of Mr. Holten, in reimbursement of various office-related expenses, $17,412 in reimbursement of automobile lease payments and $483 in group term life insurance.

(7)
The amount for 2008 shown under column (i) for Mr. Wolf reflects contributions made by us under our 401(k) plan in the amounts of $4,600 and $903 for group term life insurance. It also includes $3,468 in company-paid parking, $200 in airline upgrades and $400 in airline clubs. Finally, the amount also includes payments in the amount of $4,607 attributable to a comprehensive physical exam paid for by us and premium payments of $62,690 made in 2008 for insurance policies on behalf of Mr. Wolf.

(8)
The amount for 2008 shown under column (i) for Mr. Warshauer reflects contributions made by us under our 401(k) plan in the amount of $4,600. It also includes $7,020 in car allowance, $300 in airline club dues, $483 in contributions to a group term life insurance policy and $3,756 attributable to a comprehensive physical exam paid for by us.

Employment Agreements

        Mr. Wilhelm.    We entered into an Amended and Restated Executive Employment Agreement with Mr. Wilhelm on January 28, 2009 to replace his August, 1, 1999 employment agreement, which having been amended seven times had become a cumbersome document. The material changes in the amended and restated agreement as compared to the original agreement include certain commitments by us to Mr. Wilhelm provided that his employment continues until he attains the age of 58. Those commitments include our obligation, from and after the time of termination of Mr. Wilhelm's employment until he attains age 65, (i) to continue providing, at our expense, health insurance coverage for Mr. Wilhelm and his wife, and (ii) to pay certain insurance premiums related to Mr. Wilhelm's supplemental executive retirement benefits. In addition, the amended and restated agreement adjusts the period of Mr. Wilhelm's non-competition obligations from 60 months to 18 months if his employment is terminated for cause or performance reasons, or by reason of his voluntary resignation or disability, in order to correspond with the period over which salary continuation payments are made in those cases. The period of Mr. Wilhelm's non-competition obligations remains at five years in the event his employment is terminated for any other reason.

        Mr. Wilhelm's annual salary is governed by his employment agreement. His annual salary as of March 1, 2009 is $624,576.

        Messrs. Warshauer, Wolf and Baumann.    We also have employment agreements with each of our other named executive officers. The agreements for Mr. Wolf and Mr. Baumann were amended January 28, 2009 to be consistent with treatment afforded to other peer executives regarding salary continuation payments upon termination of employment. Specifically, the agreements for Messrs. Wolf and Baumann provide that for a period of 24 months following termination of their employment for any reason other than for cause or the executive's voluntary termination, they will receive payments at the rate of their most recent annual base salaries and target bonuses.

        Each executive's compensation is governed largely by his respective employment agreement. The annual salary for each as of April 1, 2009 is as follows: Mr. Warshauer—$429,666, Mr. Wolf—$382,606 and Mr. Baumann $401,921. The annual car allowance that Mr. Warshauer previously received has been discontinued and added to his 2009 annual base salary. For 2009, all executives' salaries have been frozen. Each of the named executive officers other than Mr. Holten is entitled to an annual bonus based on corporate financial performance goals set annually. The formula and method of bonus calculation are identified in the "Compensation Discussion and Analysis—Management Incentive Compensation" section. In addition, Mr. Wilhelm is entitled to reimbursement for country club initiation fees and monthly dues. The agreements also provide for reimbursement of travel and other expenses in connection with their employment. As of April 1, 2009, the employment agreements terminate on the following dates, subject to the expiration of the annual renewal notice period: Mr. Wilhelm—May 1, 2011, Mr. Warshauer—December 31, 2009, Mr. Wolf—March 26, 2010, and Mr. Baumann—October 1, 2010.

        Mr. Holten.    We have an employment agreement with John V. Holten to serve as Chairman of the Board of Directors and to be elected to, and serve as a member of, the Compensation and the Nominating & Corporate Governance Committees, if such membership is permitted under applicable NASDAQ rules. Mr. Holten is entitled to receive a base salary of not less than $400,000, with annual cost of living adjustments, and an annual bonus and equity awards determined, if he directly or indirectly owns a majority of our outstanding equity interests, by the Audit Committee, or otherwise, by the Compensation Committee. Mr. Holten's base salary for 2008 was $456,704. The total expense of his salary, bonus, automobile allowance, personal secretarial assistance, executive offices and all other compensation, benefits and perquisites for 2008 was $670,146.

        Mr. Holten's employment agreement began in May 2004, automatically renewed for an additional four-year term starting in May 2009, and will run through May 2013. The term of employment shall be renewed automatically for successive four-year periods, unless we provide Mr. Holten, or Mr. Holten provides us, with a written notice to the contrary at least one year prior to the end of any four-year renewal period. Any notice of non-renewal by us shall not be valid unless accompanied by a resolution duly adopted by not less than 3/4 of all of the disinterested members of the Board (or as otherwise required by applicable law, regulations or rules).

Grants of Plan-Based Awards for 2008

        The following table sets forth information regarding grants of restricted stock units to our named executive officers that received RSUs pursuant to our Long-Term Incentive Plan and bonus amounts achievable pursuant to our Management Incentive Compensation Program during 2008. These RSUs represent the right, subject to the terms conditions and vesting schedule of the Plan and applicable restricted stock unit agreement, to receive a distribution of a share of our common stock, The RSUs vest in one-third installments on each of the tenth, eleventh and twelfth anniversaries of the grant date, and the agreements provide for accelerated vesting upon the recipient's retirement.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock or Units(2) (#)
						Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
James A. Wilhelm	7/1/2008	7,500	150,000	277,500	104,000	22.00
G. Marc Baumann	7/1/2008	9,451	137,475	171,844	42,000	22.00
Michael K. Wolf	7/1/2008	6,532	95,000	118,750	42,000	22.00
Steven A. Warshauer	7/1/2008	7,497	91,800	110,160	42,000	22.00

(1)
The amounts included in columns (c), (d) and (e) reflect the bonus amounts achievable pursuant to our Management Incentive Compensation Program.

(2)
Column (f) sets forth the number of RSUs granted on July 1, 2008.

Outstanding Equity Awards at Fiscal Year-End 2008

        The following table shows grants of stock options and stock awards subject to performance restrictions outstanding on December 31, 2008, the last day of our fiscal year, to those of our named executive officers who received options.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(2)	Option Exercise Price ($)	Option Expiration Date(1)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
James A. Wilhelm	98,914	3.1715	1/30/2012		2,346	(3)	45,372
	22,175	5.75		(1)	104,00	(4)	2,011,360
G. Marc Baumann	11,889	3.1715	1/30/2012		938	(3)	18,141
	16,520	5.75		(1)	42,000	(5)	812,280
Michael K. Wolf	11,889	3.1715	1/30/2012		938	(3)	18,141
	16,520	5.75		(1)	42,000	(6)	812,280
Steven A. Warshauer	15,890	3.1715	1/30/2012		938	(3)	18,141
	12,391	5.75		(1)	42,000	(7)	812,280

(1)
These options have no express termination date. By the terms of the Long-Term Incentive Plan pursuant to which they were issued, the options must be exercised, if at all, within a designated period following the termination of the executive's employment, ranging from 90 days in the case of a termination for any reason other than death, disability or for cause, to 12 months in the case of termination due to death or disability. All rights to exercise these options cease in the event of a termination for cause.

(2)
All listed options are fully vested

(3)
These restricted stock awards, to the extent earned, will vest on 1/1/2010

(4)
These RSUs will vest on 2/9/2012

(5)
These RSUs will vest on 7/16/2015

(6)
These RSUs will vest on 6/20/2011

(7)
These RSUs will vest on 11/16/2019

Option Exercises and Stock Vested During 2008

        The following table shows the number of shares acquired upon exercise of options as well as the shares of stock that became free of restrictions and the value of by each participating named executive officer during the year ended December 31, 2008.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
James A. Wilhelm	27,000	479,064	1,040	20,114
G. Marc Baumann	15,892	302,649	416	8,045
Michael K. Wolf	15,892	270,865	416	8,045
Steven A. Warshauer	15,891	351,930	416	8,045

Option Re-Pricing

        We have not engaged in any option re-pricings or other modifications to any of our outstanding equity awards during fiscal year 2008.

Pension Benefits

        The following table describes pension benefits to our participating named executive officers:

Executive	Plan Name	Years of Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
James A. Wilhelm	Deferred Compensation Agreement	(1)	$560,780	—

(1)
The benefit provided under Mr. Wilhelm's SERP is not based on a credited service calculation or vesting but rather is a fixed benefit payable at age 65 subject to certain restrictions contained in the Compensation Discussion and Analysis under the section titled "Retirement Benefits and Deferred Compensation Opportunities."

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

        Our named executive officers other than Mr. Holten participated in a Deferred Compensation Plan that provided each with the opportunity to defer an amount which, when combined with his 401(k) plan deferral, will equal the maximum allowable deferral pursuant to the IRS section 415 limits. The following table sets forth the nonqualified deferred compensation of our named executive officers that received such compensation for the fiscal year ending December 31, 2008.

Name	Executive Contributions in Last FY ($)(1)	Aggregate Earnings in Last FY ($)(2)	Aggregate Balance at Last FYE ($)
(a)	(b)	(c)	(d)
James A. Wilhelm	42,179	(12,874)	37,126
G. Marc Baumann	12,679	(5,249)	15,251
Michael K. Wolf	22,179	(4,362)	25,639
Steven A. Warshauer	12,679	(5,361)	15,139

    (1)
    The amounts included in this column are included as Salary in column (c) of the Summary Compensation Table.

    (2)
    The amounts included in this column represent the loss incurred with respect to the non-qualified deferred compensation contributions by the named executive officer.

Potential Payments Upon Termination or Change-in-Control

  Potential Payments to Chief Executive Officer

        Pursuant to Mr. Wilhelm's employment agreement, if he is terminated for any reason, we are obligated to pay him or his estate, as applicable, an amount equal to his base salary earned through the date of termination plus accrued but unused vacation pay and other benefits earned through the date of termination. In addition, we are required to make the following payments to Mr. Wilhelm:

  •
  if his termination occurs for any reason other than (i) cause, (ii) performance reasons, (iii) his voluntarily resignation without good reason (as defined in his employment agreement) or (iv) his disability, an amount equal to five times the sum of his most recent annual base salary plus the amount of any annual bonus paid to him for the immediately preceding calendar year, payable in equal monthly installments over a period of 60 months;

  •
  if we terminate him for cause, an amount equal to $100,000, payable in equal monthly installments over a period of 18 months; and

  •
  if we terminate him because of performance reasons or he voluntarily terminates his employment without good reason (as defined in his employment agreement), an amount equal to his annual base salary in effect at the date of termination, payable in equal monthly installments over a period of 18 months.

        Pursuant to the terms of his employment agreement, if Mr. Wilhelm's employment is terminated (other than for cause or performance reasons) prior to his attaining age 55, he has the right to purchase certain annuity policies from us for the greater of (i) the cash value of the policies or (ii) the aggregate amount of premiums paid by us on such policies. If Mr. Wilhelm's employment is terminated after he attains age 55 (other than for cause or performance reasons), he may elect to have the policies assigned to him or he may elect to have us maintain the policies, provided that the cost of maintaining such policies shall be Mr. Wilhelm's obligation (subject to our payment of all policy premiums for each year beyond age 55 that Mr. Wilhelm continues to be employed by us). If Mr. Wilhelm's employment is terminated at any time as a result of his disability, he may elect to have one hundred percent (100%) of our ownership interest in the annuity policies assigned to him or require us to maintain the policies, with the cost of such maintenance to be borne by us. Notwithstanding the foregoing, (a) if Mr. Wilhelm's employment is terminated as the result of his death prior to attaining age 58 or he dies prior to his acquiring ownership in the annuity policies, we shall pay his beneficiary the full death benefits payable under the policies as reduced by the greater of (i) the total premiums paid by us in connection with such policies or (ii) the present value of future benefits provided by such policies, and (b) if Mr. Wilhelm's employment is terminated as the result of his death after attaining age 58 or at any time after he has acquired ownership of any of the annuity policies, we shall pay his beneficiary, without reduction, the full death benefits payable under all annuity policies that have not previously been acquired by Mr. Wilhelm.

  Potential Payments to John V. Holten

        Pursuant to Mr. Holten's employment agreement, if his employment is terminated without cause, he voluntarily terminates his employment for good reason, he is terminated following a change in control or we choose not to renew his employment term, he will be entitled to (i) in the event of termination without cause, for good reason or after a change in control, continue to receive through what would have been the last day of the employment term, plus for two years thereafter, the base salary and any annual incentive bonus, as if no termination had occurred; or, in the event of non-renewal, the base salary and any annual bonus for two years thereafter; (ii) medical insurance continuation coverage for the period during which base salary is being paid under clause (i) above; (iii) receive reimbursement for reasonable expenses for maintaining an executive office and secretarial assistance for five years from termination of employment; (iv) payment of unpaid base salary through the termination date; and (v) accrued but unused vacation days and any unpaid bonuses, and reimbursement for any unreimbursed expenses incurred, through the date of termination, and all other payments, benefits and rights under any benefit, compensation, incentive, equity or fringe benefit plan, program or arrangement or grant. Mr. Holten also agrees that, if his employment terminates at any time, that he will be subject to a two-year non-competition agreement for which he will receive up to $200,000 in continuation payments for the two-year period; provided, however, any severance payments described above will be reduced by such continuation payments. In the event Mr. Holten breaches the non-competition restrictions of the employment agreement at any time during the two-year period following the date of termination, our obligation to make any continuation payments immediately ceases.

        If Mr. Holten's employment terminates due to death or disability, he or his estate, as the case may be, will receive: (i) payment of unpaid base salary through the termination date and the base salary for the then-remaining employment term; (ii) a pro-rata portion of the annual bonus amount for the year in which such termination occurs; and (iii) any benefits mandated under COBRA (the costs of which will be paid for by us); and (iv) the benefits under clause (v) of the preceding paragraph. If Mr. Holten's employment is terminated for cause, if Mr. Holten terminates his employment without good reason, or if he fails to renew his employment term, he is entitled to the payment of his base salary through his final day of active employment, continuation payments (which shall be $50,000 if he is terminated for cause) during the two-year non-competition period, plus any accrued but unused vacation pay, to be paid within 30 days following the termination. If any payments to Mr. Holten upon a change of control are subject to excise tax under Section 4999 of the Internal Revenue Code, we will make an additional tax equalization payment on his behalf to gross up those excise and other resulting taxes.

  Potential Payments to Other Named Executive Officers

        Each of our employment agreements with Messrs. Wolf, Warshauer and Baumann is terminable by us for cause. If their employment is terminated by reason of their death, we are obligated to pay their respective estates an amount equal to the base salary earned through the end of the calendar month in which death occurs, plus any earned and unpaid annual bonus, vacation pay and other benefits earned through the date of termination. If the employment of Messrs. Wilhelm, Wolf, Warshauer or Baumann is terminated by reason of their disability, we are obligated to pay him or his legal representative an amount equal to his annual base salary for the duration of the employment period in effect on the date of termination, reduced by amounts received under any disability benefit program, plus any earned and unpaid annual bonus, vacation pay and other benefits earned through the date of termination. Upon termination of the employment of Messrs. Wolf, Warshauer or Baumann for any reason other than cause or the executive's voluntary resignation without good reason, we must (i) pay the executive, for a period of 24 months following termination, payments at the rate of the executive's most recent annual base salary and annual target bonus, and (ii) provide the executive and/or his family with certain other benefits. Upon termination of the employment of Messrs. Wolf, Warshauer or Baumann for cause or by reason of the executive's voluntary resignation without good reason, we must pay the executive the sum of $50,000 over a 12 month period.

        Messrs. Wolf, Warshauer and Baumann are subject to non-competition and non-solicitation agreements for 24 months following termination of their employment.

        Post-Employment Payments—The following table describes certain potential payments and benefits upon termination for Mr. Wilhelm, our President and Principal Executive Officer as if his employment terminated as of December 31, 2008, the last business day of the fiscal year.

Compensation Component	Voluntary Resignation Not for Good Reason or Termination by Company for Performance Reasons ($)		Voluntary Resignation for Good Reason ($)		Termination by Company Not for Cause or Performance Reasons ($)		Termination by Company for Cause ($)
Compensation
Base salary	624,576	(1)	4,294,380	(2)	4,294,380	(2)	100,000	(1)
Target cash incentive	—			(3)		(3)	—
Stock Options—Unvested and Accelerated	—		—		—		—
Benefit and Perquisites
Health Benefits	—		65,930	(4)	65,930	(4)	—
Total	624,576		4,360,310		4,360,310		100,000

(1)
Payable as salary continuation over 18 months.

(2)
Payable as salary continuation over 60 months.

(3)
Target incentive is included within calculation of base salary per employment agreement severance provision.

(4)
Estimated cost of health insurance coverage continuation for 60 months computed at current premium.

        Post-Employment Payments—The following table describes certain potential payments and benefits upon termination for Mr. Holten, our Chairman, as if his employment terminated as of December 31, 2008, the last business day of the fiscal year.

Compensation Component	Voluntary Resignation Not for Good Reason ($)		Voluntary Resignation for Good Reason ($)		Termination by Company Not for Cause ($)		Termination by Company for Cause ($)		Termination by Company in Connection with a Change in Control ($)
Compensation
Base salary	200,000	(1)	2,924,139	(2)	2,924,139	(2)	50,000	(1)	2,924,139	(2)
Target cash incentive	—		—		—		—		—
Stock Options—Unvested and Accelerated	—		—		—		—		—
Benefits and Perquisites
Health Benefits	—		84,426	(3)	84,426	(3)	—		84,426	(3)
Car Allowance	—		111,484	(2)	111,484	(2)	—		111,484	(2)
Other expense reimbursements	—		1,129,135	(4)	1,129,135	(4)	—		1,129,135	(4)
Tax Equalization Payment	—		—		—		—		661,177	(5)
Total	200,000		4,249,184		4,249,184		50,000		4,910,361

(1)
Payable as salary continuation over 24 months subject to compliance with covenant not to compete.

(2)
Payable as salary continuation through the remainder of employment agreement term plus two additional years.

(3)
Estimated cost of health insurance coverage continuation computed at current premium for remainder of employment agreement term plus additional two years.

(4)
Estimated reimbursement cost for expenses to maintain an office for five years after termination of employment, payable over five years.

(5)
Tax gross up to cover excise tax on "excess parachute payment" that would become due if Mr. Holten resigns within three months after a Change in Control. Under Mr. Holten's employment agreement, a "Change in Control" occurs if, as a result of any person (as defined in Section 3 of the Securities Exchange Act of 1934 (the "Act") and used in Rule 13d-5 of the SEC under the Act) or group (as defined in Section 13(d) of the Act) becoming the beneficial owners of twenty-five percent (25%) or more of the common stock of the Company, Mr. Holten ceases to own, directly or indirectly, a majority of the outstanding equity interests of the Company. A Change in Control does not occur, however, if Mr. Holten, by written agreement executed before such Change in Control, is a participant in the transaction that results in Mr. Holten's ownership interest ceasing to be a majority interest.

        Post-Employment Payments—The following table describes certain potential payments and benefits upon termination for Mr. Baumann, our Principal Financial Officer, as if his employment terminated as of December 31, 2008, the last business day of the fiscal year.

Compensation Component	Voluntary Resignation Not for Good Reason ($)		Voluntary Resignation for Good Reason ($)		Termination by Company Not for Cause ($)		Termination by Company for Cause ($)
Compensation
Base salary	50,000	(1)	803,840	(2)	803,840	(2)	50,000	(1)
Target cash incentive	—		274,950	(2)	274,950	(2)	—
Stock Options—Unvested and Accelerated	—		—		—		—
Benefits and Perquisites
Health Benefits	—		23,076	(3)	23,076	(3)	—
Insurance funding	—		931,362	(4)	931,362	(4)	—
Total	50,000		2,029,931		2,029,931		50,000

(1)
Payable as salary continuation for 12 months.

(2)
Payable as salary continuation for 24 months.

(3)
Estimated cost of health insurance coverage continuation until October 1, 2010 computed at current premium.

(4)
Estimated cost of certain life insurance policy payments until age 65 computed based on 2008 premiums.

        Post-Employment Payments—The following table describes certain potential payments and benefits upon termination for Mr. Wolf, an Executive Vice President, as if his employment terminated as of December 31, 2008, the last business day of the fiscal year.

Compensation Component	Voluntary Resignation Not for Good Reason ($)		Voluntary Resignation for Good Reason ($)		Termination by Company Not for Cause ($)		Termination by Company for Cause ($)
Compensation
Base salary	50,000	(1)	765,212	(2)	765,212	(2)	50,000	(10)
Target cash incentive	—		190,000	(2)	190,000	(2)	—
Stock Options—Unvested and Accelerated	—		—		—		—
Benefits and Perquisites
Health Benefits	—		16,483	(3)	16,483	(3)	—
Insurance / investment funding	310,000	(4)	310,000	(4)	310,000	(4)	310,000	(4)
Total	360,000		1,281,695		1,281,695		360,000

(1)
Payable as salary continuation for 12 months.

(2)
Payable as salary continuation for 24 months.

(3)
Estimated cost of health insurance coverage continuation until March 26, 2010 computed at current premium.

(4)
Cost of certain life insurance or other investment vehicle payments until age 65.

        Post-Employment Payments—The following table describes certain potential payments and benefits upon termination for Mr. Warshauer, an Executive Vice President, as if his employment terminated as of December 31, 2008, the last business day of the fiscal year.

Compensation Component	Voluntary Resignation Not for Good Reason ($)		Voluntary Resignation for Good Reason ($)		Termination by Company Not for Cause ($)		Termination by Company for Cause ($)
Compensation
Base salary	50,000	(1)	859,332	(2)	859,332	(2)	50,000	(1)
Target cash incentive	—		183,600	(2)	183,600	(2)	—
Stock Options—Unvested and Accelerated	—		—		—		—
Benefits and Perquisites
Health Benefits	—		13,186	(3)	13,186	(3)	—
Total	50,000		1,056,118		1,056,118		50,000

(1)
Payable as salary continuation over 12 months subject to compliance with covenant not to compete.

(2)
Payable as salary continuation over 24 months subject to compliance with covenant not to compete.

(3)
Estimated cost of health insurance coverage continuation through December 31, 2009 computed at current premium.

DIRECTOR COMPENSATION

Director Compensation Disclosure Table

        The following table sets forth the compensation earned, awarded or paid for services rendered to us for the fiscal year ending December 31, 2008 by our non-executive directors.

Name	Fees Earned or Paid in Cash($)	Stock Awards ($)		Option Awards($)	Total($)
Karl G. Andren	67,500	79,996		—	147,496
Charles L. Biggs	87,500	54,999		—	142,499
Karen M. Garrison	85,000	54,999		—	139,999
Gunnar Klintberg	—		(1)	—	—	(2)
Leif F. Onarheim	67,500	54,999		—	122,499
A. Petter Østberg	—	54,999		—	54,999
Robert S. Roath	92,500	54,999		—	147,499

(1)
Does not include 2,700 shares that Mr. Klintberg elected to defer acquiring until January 1, 2010, pursuant to a deferred compensation plan offered by us.

(2)
Does not include amounts paid under the Consulting Agreement between Mr. Klintberg and us, which totaled $128,697 in 2008.

        Karl G. Andren, Charles L. Biggs, Karen M. Garrison, Leif F. Onarheim and Robert S. Roath, collectively referred to as "outside directors," each received $30,000 in cash as an annual retainer. All of the directors, except Messrs. Holten and Wilhelm, received a fully vested stock grant of 2,700 shares of common stock on April 22, 2008. All of the directors, except Messrs. Holten, Wilhelm, Østberg and Klintberg receive $2,500 for each Board or Committee meeting that they attend, and all directors receive reimbursement for expenses incurred in connection with such meetings. The Chair of the Audit Committee received an additional annual retainer of $20,000, and the chair of the Nominating & Corporate Governance Committee and Chair of the Compensation Committee each received an additional retainer of $10,000 per year.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be based upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by securities holders	1,411,903	$2.22	122.471
Equity compensation plans not approved by securities holders	—	—	—

Total	1,411,903	$2.22	122,471

SECURITY OWNERSHIP

Beneficial Ownership of Directors and Executive Officers

        The following table sets forth information regarding the beneficial ownership of our common stock as of March 2, 2009, by:

  •
  each of the executive officers named in the "Summary Compensation Table" above;

  •
  each of our directors; and

  •
  all current directors and executive officers as a group.

        Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 2, 2009, are deemed issued and outstanding. These shares, however, are not deemed outstanding for purposes of computing percentage ownership of each other stockholder.

        Except as indicated in the footnotes to this table and subject to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares shown as beneficially owned by them. This table also includes shares owned by a spouse as community property.

        Percentage beneficially owned is based on 15,282,708 shares of common stock outstanding on March 2, 2009, and is calculated in accordance with the rules of the Securities and Exchange Commission. Unless otherwise indicated, the address of each of the individuals named below is: c/o Standard Parking Corporation, 900 North Michigan Avenue, Suite 1600, Chicago, Illinois 60611.

	Beneficial Ownership
Name of Beneficial Owner	Number of Shares Beneficially Owned		Shares Issuable Pursuant to Options Exercisable Within 60 days of March 2, 2009		Percent Beneficially Owned (%)
John V. Holten(1)	7,681,842		—		50.3
James A. Wilhelm	112,506	(2)	124,089		1.5
Michael K. Wolf	43,354	(3)	28,410		*
Steven A. Warshauer	47,864	(3)	28,281		*
G. Marc Baumann	43,562	(3)	28,410		*
Gunnar E. Klintberg	16,820		7,648		*
Charles L. Biggs	12,222		15,952		*
Karen M. Garrison	20,222		15,952		*
Leif F. Onarheim	10,222		15,952		*
A. Petter Østberg	6,800	(4)	260,475	(5)	1.7
Robert S. Roath	12,222		7,648		*
Karl G. Andren	3,784		—		*
All directors and executive officers as a group (16 persons)	8,186,078	(6)	619,298.4		55.4

*
Less than 1% of the outstanding shares of common stock.

(1)
Mr. Holten, The JVH Descendants' 2007 Trust, a Connecticut trust for the benefit of Mr. Holten's descendants (the "2007 Trust"), of which Mr. Holten is the sole trustee, and Brats, LLC, a Delaware limited liability company ("Brats"),of which Mr. Holten is the sole manager, are the owners of all of the membership units in Vinland Industries LLC, a Delaware limited liability company ("VIL"), which is the owner of 100% of the membership interest in Steamboat Industries LLC, a New York limited liability company ("SIL"). Mr. Holten is the sole trustee of the 2007 Trust and is the sole manager of Brats, VIL and SIL. Mr. Holten, the 2007 Trust, Brats and VIL disclaim beneficial ownership of the shares held by SIL. Includes 100,000 shares of common stock subject to a pre-paid variable share forward contract with an unaffiliated securities brokerage firm, with respect to which SIL retains the voting power until June 23, 2009, the settlement date of such contract. Mr. Holten, individually and in his capacity as sole trustee of the 2007 Trust and sole manager of each of SIL, VIL and Brats, has sole voting power over all the shares of common stock owned by SIL. All of the common stock, being 7,681,842 shares (including voting power with respect to the 100,000 shares subject to the pre-paid variable share forward contract), owned by SIL have been pledged as security for a loan to third-party lenders. The address of the 2007 Trust, Brats, VIL and SIL and the business address of Mr. Holten is 545 Steamboat Road, Greenwich, Connecticut 06830.

(2)
Includes 2,346 shares of restricted stock and 104,000 restricted stock units.

(3)
Includes 938 shares of restricted stock and 42,000 restricted stock units.

(4)
Includes 700 shares held by Mr. Østberg's wife. Mr. Østberg disclaims beneficial ownership of the shares held by his wife.

(5)
Comprised of options to purchase 150,533 shares of common stock held by Mr. Østberg. Also includes options to purchase 109,942 shares held by a trust for the benefit of Mr. Østberg's descendents, of which Mrs. Østberg is the sole trustee, and a limited liability company of which Mr. and Mrs. Østberg are the sole managing members. Mr. Østberg disclaims beneficial ownership of the shares held by this trust and the limited liability company.

(6)
Includes 8,912 shares of restricted stock and 398,000 restricted stock units issued to the executive officers as a group.

Change in Control

        All of the common stock owned by SIL (including voting power with respect to the 100,000 shares subject to a pre-paid variable share forward contract) (collectively, the "Pledged Securities") have been pledged as security for a loan to third-party lenders. In the event that some or all of such Pledged Securities are foreclosed upon following default of the obligations secured thereby, Mr. Holten may no longer control a majority of the voting power of the Company.

Beneficial Ownership of More than Five Percent of Common Stock

        The following table sets forth information regarding the beneficial ownership of our common stock as of March 2, 2009, by each person (or group of affiliated persons) who is known by us to own beneficially 5% or more of our common stock.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percent Beneficially Owned
John V. Holten, Brats, LLC, and The JVH Descendants' 2007 Trust 545 Steamboat Road Greenwich, CT 06830	7,681,842	(1)	50.3%
Loomis Sayles & Co., L.P. One Financial Center Boston, MA 02111	1,127,877	(2)	6.7%

(1)
Mr. Holten, The JVH Descendants' 2007 Trust, a Connecticut trust for the benefit of Mr. Holten's descendants (the "2007 Trust"), of which Mr. Holten is the sole trustee, and Brats, LLC, a Delaware limited liability company ("Brats"), of which Mr. Holten is the sole manager, are the owners of all of the membership units in Vinland Industries LLC, a Delaware limited liability company ("VIL"), which is the owner of 100% of the membership interest in of Steamboat Industries LLC, a New York limited liability company ("SIL"). Mr. Holten is the sole trustee of the 2007 Trust and is the sole manager of Brats, VIL and SIL. Mr. Holten, the 2007 Trust, Brats and VIL disclaim beneficial ownership of the shares held by SIL. Includes 100,000 shares of common stock subject to a pre-paid variable share forward contract with an unaffiliated securities brokerage firm, with respect to which SIL retains the voting power until June 23, 2009, the settlement date of such contract. Mr. Holten, individually and in his capacity as sole trustee of the 2007 Trust and sole manager of each of SIL, VIL and Brats, has sole voting power over all the shares of common stock owned by SIL. All of the common stock, being 7,681,842 shares (including voting power with respect to the 100,000 shares subject to the pre-paid variable share forward contract), owned by SIL have been pledged as security for a loan to third-party lenders. The address of the 2007 Trust, Brats, VIL and SIL and the business address of Mr. Holten is 545 Steamboat Road, Greenwich, Connecticut 06830.

(2)
Based solely on information obtained from a Schedule 13G filed by Loomis Sayles & Co., L.P. with the SEC on or about February 13, 2009. The foregoing has been included solely in reliance upon, and without independent investigation of, the disclosures contained in Loomis Sayles & Co., L.P.'s Schedule 13G.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

TRANSACTIONS WITH RELATED PERSONS AND CONTROL PERSONS

        The following is a summary of transactions during 2008 between the Company and our executive officers, directors, nominees, principal stockholders and other related persons involving amounts in excess of $120,000. Each of the transactions with a related person described below has been approved by the Audit Committee.

Stock Redemption from Majority Stockholder

        In December 2007, our Board authorized us to repurchase our common stock, on the open market or through private purchases, up to $25.0 million, provided that we met certain financial tests. In July

2008, our Board authorized an additional $60.0 million in common stock repurchases. In connection with these stock repurchase programs, we were authorized to repurchase shares from Steamboat, our majority stockholder, at the same price that we pay in each open-market purchase. We acquired 1,622,220 shares at an average price of $19.93, including average commissions of $0.03 per share, totaling $32.3 million through open market purchases during the year ended December 31, 2008. Steamboat sold to us 1,386,722 shares at an average price of $19.96, totaling $27.7 million during the year ended December 31, 2008.

Management Contracts and Related Arrangements with Affiliates

        We entered into a consulting agreement with D&E Parking, Inc. and Dale Stark, a former Senior Vice President of the Company, that became effective on May 1, 2007. This consulting agreement is for a period of three years, terminating on April 30, 2010. Per the terms of the agreement, consideration for services provided are $250,000 per year. In addition, the consultant is eligible for a consultant fee of up to $50,000 per year. In consideration of the services provided by D&E under this arrangement, we paid D&E $401,000 in 2008.

        On December 31, 2000, we sold, at fair market value, certain contract rights to D&E. In July 2007, we bought back certain contract rights for approximately $1,472,000 ($850,000 paid in cash and $622,000 gain through the sale of certain contract rights), representing five locations. The Company continued to operate an additional location through January 2008, at which time the location was sold to an unrelated third party. We received net management fees and reimbursement for support services in connection with the operation of the parking facilities from D&E. We recorded net management fees of $4,000 in 2008.

        In 2008 we provided property management services for twenty separate retail shopping centers and commercial office buildings in which D&E has an ownership interest. Dale Stark is the managing member of each property ownership entity. In consideration of the property management services we provided for these twenty properties, we recorded net management fees totaling $632,000in 2008.

        In 2008 our wholly owned subsidiary, Preferred Response Security Services, Inc., provided security services for a retail shopping center owned by D&E. We recorded net management fees amounting to $34,000 for these security services in 2008. In 2008 we provided sweeping and power washing for two retail shopping facilities in which D&E has an ownership interest. For these services we recorded net management fees totaling $9,000.

Gunnar Klintberg Consulting Agreement and Holberg Agreement

        We entered into a consulting agreement with Gunnar Klintberg, a member of our Board of Directors, on March 1, 2004, pursuant to which Mr. Klintberg has been engaged in the promotion and development of new parking operations and the consummation of contracts to operate parking facilities on our behalf primarily in the New York City metropolitan area. The initial term of Mr. Klintberg's agreement was for one year, renewable year to year unless terminated by either party on 60 days' notice. Upon the expiration of the initial term of the consulting agreement on March 31, 2005, the agreement was automatically extended for an additional year. On March 15, 2006, we amended Mr. Klintberg's consulting agreement, effective as of July 1, 2005. The amendment changed the commencement date of the term of the consulting agreement from a fiscal year commencing March 1 to a calendar year so that each new one year term, as applicable, commences on January 1. Under the terms of the amendment to his consulting agreement, Mr. Klintberg is paid a retainer of $125,000 annually, in addition to the following percentages of the net profit, for up to three years, for any new parking location he is responsible for bringing to us and which results in the consummation of a final executed contract: 15% in year one, 10% in year two and 5% in year three. To the extent that Mr. Klintberg is not responsible for one or more aspects of consummating a contract to operate a new parking location, in the judgment of our executive vice president having operational responsibility for the New York City metropolitan area, his percentage of the net profit may be reduced. Mr. Klintberg additionally may receive up to 5% of the net profit for the renewal of an existing location. Mr. Klintberg is entitled to reimbursement of reasonable business expenses incurred in connection with the performance of his consulting services upon our advance approval. In consideration of the services provided by Mr. Klintberg, we paid him an annual retainer fee and percentages of net profit totaling $128,697 in 2008.

        Mr. Klintberg is also party to an agreement with Holberg Incorporated (the "Holberg Agreement"), which is effective from January 1, 2006 for a term of seven years. (Mr. Holten is the chairman and chief executive officer of Holberg Incorporated, our indirect parent until 2001.) Under the Holberg Agreement, Mr. Klintberg has agreed to provide services to Holberg Incorporated in exchange for compensation, some of which may be affected by Mr. Klintberg's employment with us and the value of his options, stock appreciation rights and other similar interests based on our common stock. Specifically, the Holberg Agreement provides that Mr. Klintberg's termination payment with Holberg Incorporated will be decreased dollar-for-dollar by the then current value of his options, stock appreciation rights and other similar interests based on our common stock that have been granted to him by us and our affiliates pursuant to then existing arrangements. In addition, Mr. Klintberg is entitled to a payment of $125,000 per annum under the Holberg Agreement in the event that his existing consulting agreement with us is terminated due to our sale of us or is terminated without cause or for other specified reasons. We are not a party to the Holberg Agreement.

Related Party Transaction Policy

        As part of its oversight responsibilities, the charter of our Audit Committee requires that the Audit Committee review all related party transactions for potential conflicts of interest. On November 2, 2006, the Board adopted a formal statement of policy for related party transactions. The policy requires that the Audit Committee review all transactions between the Company and our executive officers, directors, nominees, principal stockholders and other related persons for potential conflicts involving amounts in excess of $5,000.

Director Independence and Controlled Company Status

        Although the NASDAQ rules generally require NASDAQ-traded companies to have a board of directors comprised of a majority of independent directors, a "controlled company" is exempt from this requirement. Our parent company, Steamboat Industries LLC, and its affiliates (including Mr. Holten), collectively control more than 50% of the voting power of the Company and, accordingly, we are an exempt controlled company. The Board has determined that a majority of our outside directors,—Messrs. Andren, Biggs, Onarheim and Roath and Ms. Garrison—have no material relationship with our Company that would conflict with the independence requirements of applicable federal law and the NASDAQ rules. We rely on the "controlled company" exception, however, for committee composition requirements under the NASDAQ rules. Pursuant to this exception, we are exempt from the rule that requires our Compensation Committee and Nominating & Corporate Governance Committee to be composed solely of "independent directors" as defined in the NASDAQ rules. The "controlled company" exception does not modify the independence requirements for our Audit Committee composition, which complies with the Sarbanes-Oxley Act and the NASDAQ independence rules for audit committees. The independent directors meet from time to time in connection with Audit Committee meetings at which only independent directors are present. Three such meetings occurred in 2008.

        The Board determined that, given Mr. Østberg's relationship with Mr. Holten and his affiliates, our controlling stockholder, he may not be considered independent. Mr. Klintberg is not considered independent because of his relationship with Mr. Holten and his affiliates, our controlling stockholder, and because he is presently a paid consultant to the Company. Mr. Wilhelm is not considered independent because he is our Chief Executive Officer.

        The Nominating & Corporate Governance Committee consists of three directors: Karen M. Garrison (who serves as Chair), John V. Holten and A. Petter Østberg. Ms. Garrison is the only independent director on this committee.

        The Compensation Committee consists of four directors: Charles L. Biggs (who serves as Chair), John V. Holten, Leif F. Onarheim and A. Petter Østberg. Messrs. Biggs and Onarheim are the independent director on this committee.

Item 14.    Principal Accountant Fees and Services.

Auditors' Fees, Audit-Related Fees, Tax Fees and All Other Fees

        The Audit Committee, with the approval of the stockholders, engaged Ernst & Young LLP to perform an annual audit of our financial statements for the fiscal year ended December 31, 2008. The following table describes fees for professional audit services rendered by Ernst & Young LLP, our principal accountant, for the audit of our annual financial statements for the years ended December 31, 2008 and December 31, 2007, and fees billed for other services rendered by Ernst & Young LLP during these periods.

Type of Fee	2008	2007
Audit Fees(1)	$851,270	$807,400
Audit Related Fees(2)	31,700	30,350
All Other Fees(3)	3,500	3,265

Total	$886,470	$841,015

    (1)
    Audit Fees include the aggregate fees paid by us during the year indicated for professional services rendered by Ernst & Young LLP for the audit of our annual financial statements and review of financial statements included in our Forms 10-Q and Form 10-K, including review of registration statements and issuance of consents. In 2008, Audit Fees also included review of a Form S-8 registration statement and the issuance of a consent. The fees for 2007 are $19,000 higher than reported in our Proxy Statement for our 2008 annual meeting due to audit fees incurred but not communicated until after the mailing of our 2008 Proxy Statement.

    (2)
    Audit Related Fees include the aggregate fees paid by us during the year indicated for assurance and related services by Ernst & Young LLP that are reasonably related to the performance of the audit or review of our financial statements and not included in Audit Fees, including general accounting advice and opinions related to various employee benefit plans and due diligence related to mergers and acquisitions. For 2008 and 2007, Audit Related Fees consist of 401(k) audit fees in the amount of $31,700 and $30,350, respectively.

    (3)
    All Other Fees include the aggregate fees paid by us during the year indicated for products and services provided by Ernst & Young LLP, other than the services reported above. In 2008 and 2007 All Other Fees consists of fees related to online research tools.

Procedures for Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

        Pursuant to our pre-approval policy and procedures, the Audit Committee was responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between the Company and our independent auditors. The Audit Committee has responsibility for appointing, setting compensation for and overseeing the work of our independent auditors, and has established a policy concerning the pre-approval of services performed by our independent auditors. Each proposed engagement not specifically identified by the Securities and Exchange Commission as impairing independence is evaluated for independence implications prior to entering into a contract with the independent auditor for such services. The Audit Committee has approved in advance certain permitted services whose scope is consistent with auditor independence. These services are the audit of our annual financial statements and review of financial statements included in our Forms 10-Q and Form 10-K, and 401(k) Plan audit for 2008 was approved by the Audit Committee on May 5, 2008. Additionally, each permissible audit and non-audit engagement or relationship between us and Ernst & Young LLP entered into since December 1, 2002 has been reviewed and approved by the Board or the Audit Committee, as provided in our pre-approval policies and procedures.

        We have been advised by Ernst & Young LLP that substantially all of the work done in conjunction with its 2008 audit of our financial statements for the most recently completed year was performed by permanent, full-time employees and partners of Ernst & Young LLP. We have received confirmation and a letter from Ernst & Young LLP required by applicable requirements of the Public Company Accounting Oversight Board regarding Ernst & Young LLP's communications with the Audit Committee concerning independence, and discussed with Ernst & Young LLP its independence.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
Financial Statements and Schedules

1. Financial Statements
Report of Independent Registered Public Accounting Firm	95
Audited Consolidated Financial Statements
Consolidated Balance Sheets at December 31, 2008 and 2007	97
For the years ended December 31, 2008, 2007 and 2006:
Consolidated Statements of Income	98
Consolidated Statements of Stockholders' Equity	99
Consolidated Statements of Cash Flows	100
Notes to Consolidated Financial Statements	101
2. Financial Statement Schedule
Schedule II—Valuation and Qualifying Accounts	133

        All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

Exhibit Listing

Exhibit Number	Description
3.1*	Second Amended and Restated Certificate of Incorporation of the Company filed on June 2, 2004.
3.1.1*	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company effective as of January 7, 2008.
3.2	Second Amended and Restated By-Laws of the Company effective as of September 1, 2007 (incorporated by reference to exhibit 3.1 of the Company's Current Report on Form 8-K filed on September 5, 2007).
4.1	Specimen common stock certificate (incorporated by reference to exhibit 4.1 of Amendment No. 2 to the Company's Registration Statement on Form S-1, File No. 333-112652, filed on May 18, 2004).
10.1
Amended and Restated Credit Agreement dated July 15, 2008 among the Company, various financial institutions, Bank of America, N.A., and Wells Fargo, N.A. (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K field on July 18, 2008.)
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
10.4+
Employment Agreement dated as of March 30, 1998 between the Company and Myron C. Warshauer (incorporated by reference to exhibit 10.6 of the Company's Registration Statement on Form S-4, File No. 333-50437, filed on April 17, 1998).

Exhibit Number	Description
10.4.1+	First Amendment to Employment Agreement dated July 7, 2003 between the Company and Myron C. Warshauer (incorporated by reference to exhibit 10.4.1 of the Company's Annual Report on Form 10-K filed for December 31, 2004).
10.4.2+
Amendment to Employment Agreement dated as of May 10, 2004 between the Company and Myron C. Warshauer (incorporated by reference to exhibit 10.4.2 of the Company's Annual Report on Form 10-K filed for December 31, 2004).
10.5+
Employment Agreement dated as of March 26, 1998 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.12 of the Company's Registration Statement on Form S-4, File No. 333-50437, filed on April 17, 1998).
10.5.1+
Amendment to Employment Agreement dated as of June 19, 2000 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.5.1 of the Company's Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).
10.5.2+
Second Amendment to Employment Agreement dated as of December 6, 2000, between the Company and Michael K. Wolf, (incorporated by reference to exhibit 10.22 to the Company's Annual Report on Form 10-K filed for December 31, 2000).
10.5.3+
Third Amendment to Employment Agreement dated April 1, 2002 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.19.3 to the Company's Annual Report on Form 10-K filed for December 31, 2002).
10.5.4+
Fourth Amendment to Employment Agreement dated December 31, 2003 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.5.4 of the Company's Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).
10.5.5*+	Fifth Amendment to Employment Agreement dated December 18, 2008 between the Company and Michael K. Wolf.
10.5.6+
Sixth Amendment to Employment Agreement dated January 28, 2009 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.3 of the Company's Current Report on Form 8-K filed on February 3, 2009).
10.6+
Amended and Restated Executive Employment Agreement dated as of January 28, 2009 between Company and James A. Wilhelm (incorporated by reference to exhibit 10.3 of the Company's Current Report of Form 8-K filed on February 3, 2009).
10.7+	Employment Agreement dated May 18, 1998 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.24 of the Company's Annual Report on Form 10-K filed for December 31, 2001).
10.7.1+
First Amendment to Employment Agreement dated as of November 7, 2001 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.25 of the Company's Annual Report on Form 10-K filed for December 31, 2001).
10.7.2+
Second Amendment to Employment Agreement dated as of August 1, 2003 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.7.2 of the Company's Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).
10.7.3*+	Third Amendment to Employment Agreement dated as of April 1, 2005 between the Company and Robert N. Sacks.

Exhibit Number	Description
10.7.4*+	Fourth Amendment to Employment Agreement dated as of December 29, 2008 between the Company and Robert N. Sacks.
10.7.5*+	Fifth Amendment to Employment Agreement dated as of January 28, 2009 between the Company and Robert N. Sacks.
10.8+
Amended and Restated Executive Employment Agreement dated as of December 1, 2002 between the Company and John Ricchiuto (incorporated by reference to exhibit 10.22.2 of the Company's Annual Report on Form 10-K filed for December 31, 2002).
10.8.1+
First Amendment to Amended and Restated Executive Employment Agreement dated as of April 11, 2005, between the Company and John Ricchiuto (incorporated by reference to exhibit 10.3 of the Company's Current Report on Form 8-K filed on March 7, 2005).
10.9+
Amended and Restated Employment Agreement dated March 1, 2005, between the Company and Steven A. Warshauer (incorporated by reference to exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 7, 2005).
10.10+
Amended and Restated Executive Employment Agreement dated as of May 18, 2006 between the Company and Edward E. Simmons (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 24, 2006).
10.11+
Amended and Restated Employment Agreement between the Company and G. Marc Baumann dated as of October 1, 2001 (incorporated by reference to exhibit 10.27 to the Company's Annual Report on Form 10-K filed for December 31, 2001).
10.11.1*+	First Amendment to Amended and Restated Employment Agreement between the Company and G. Marc Baumann dated as of December 29, 2008.
10.11.2+
Second Amendment to Amended and Restated Employment Agreement between the Company and G. Marc Baumann dated as of January 28, 2009 (incorporated by reference to exhibit 10.2 of the Company's Current Report on Form 8-K filed on February 3, 2009).
10.12+
Amended and Restated Executive Employment Agreement dated as of March 1, 2005, between the Company and Thomas L. Hagerman (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K filed on March 7, 2005).
10.12.1+
First Amendment to Amended and Restated Executive Employment Agreement dated October 1, 2007 between the Company and Thomas Hagerman (incorporated by reference to exhibit 10.1 to the Company's Quarterly Report on Form 10Q filed for September 30, 2007).
10.13+
Long-Term Incentive Plan dated as of May 1, 2004 (incorporated by reference to exhibit 10.12 of Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 333-112652, filed on May 10, 2004).
10.13.1+	Long-Term Incentive Plan Amendment effective as of April 22, 2008 (incorporated by reference to Appendix B of the Company's 2008 Proxy on Form DEF 14A, filed on April 1, 2008).
10.14+
Form of Amended and Restated Stock Option Award Agreement between the Company and an optionee (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K filed on November 21, 2005).

Exhibit Number	Description
10.14.1+	Form of First Amendment to the Amended and Restated Stock Option Award Agreement between the Company and an optionee (incorporated by reference to exhibit 10.2 of the Company's Current Report on Form 8-K filed on November 21, 2005).
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
10.17
Consulting Agreement effective as of May 1, 2007 by and among the Company, D&E Parking, Inc. and Dale G. Stark (incorporated by reference to exhibit 10.17 of the Company's Annual Report on Form 10-K for December 31, 2007).
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

Exhibit Number	Description
10.20.3	Third Amendment to Agreement of Lease dated as of September 11, 2003 between the Company and LaSalle National Bank, as successor trustee to LaSalle National Trust, N.A. as successor trustee to LaSalle National Bank (incorporated by reference to exhibit 10.21.3 of the Company's Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).
10.21+
Employment Agreement dated May 7, 2004 between the Company and John V. Holten (incorporated by reference to exhibit 10.23 of Amendment No. 2 to the Company's Registration Statement on Form S-1, File No. 333-112652, filed on May 18, 2004).
10.21.1+
Side Letters dated May 7, 2004 related to the Employment Agreement dated May 7, 2004 between the Company and John V. Holten (incorporated by reference to exhibit 10.23.1 of Amendment No. 2 to the Company's Registration Statement on Form S-1, File No. 333-112652, filed on May 18, 2004).
10.22+
Consulting Agreement dated as of March 1, 2004 between the Company and Gunnar E. Klintberg (incorporated by reference to exhibit 10.24 of Amendment No. 1 to the Company's Registration Form S-1, File No. 333-112652, filed on May 10, 2004).
10.22.1+
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
10.25	Form of Property Management Agreement (incorporated by reference to exhibit 10.30 of the Company's Annual Report on Form 10-K filed on March 10, 2006).
10.26	Standard Parking Corporation Restricted Stock Unit Agreement dated as of July 1, 2008 (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K filed on July 2, 2008.
10.27*	Guaranty Agreement of APCOA/Standard Parking, Inc. dated as of March 2000 to and for the benefit of the State of Connecticut, Department of Transportation.
10.28*	Construction, Financing and Operating Special Facility Lease Agreement dated as of March 2000 between the State of Connecticut Department of Transportation and APCOA Bradley Parking Company, LLC.
10.29*	Trust Indenture dated March 1, 2000 between State of Connecticut and First Union National Bank as Trustee
14.1	Code of Ethics (incorporated by reference to exhibit 14.1 of the Company's Annual Report on Form 10-K for December 31, 2002).
21.1*	Subsidiaries of the Company.
23*	Consent of Independent Registered Public Accounting Firm dated as of March 12, 2009.

Exhibit Number	Description
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by James A. Wilhelm.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by G. Marc Baumann.
31.3*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Daniel R. Meyer.
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by James A. Wilhelm, G. Marc Baumann and Daniel R. Meyer.

*
Filed herewith.

+
Management contract or compensation plan, contract or arrangement.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Standard Parking Corporation

        We have audited Standard Parking Corporation's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Standard Parking Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Form 10-K. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Standard Parking Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Standard Parking Corporation as of December 31, 2008, and 2007, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008, and our report dated March 12, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Chicago, Illinois March 12, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Standard Parking Corporation

        We have audited the accompanying consolidated balance sheets of Standard Parking Corporation (Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Standard Parking Corporation at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note H to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes".

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Standard Parking Corporation's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2009, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Chicago, Illinois March 12, 2009

STANDARD PARKING CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share data)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$8,301	$8,466
Notes and accounts receivable, net	45,198	42,706
Prepaid expenses and supplies	2,496	2,765
Deferred taxes	3,253	6,247

Total current assets	59,248	60,184
Leasehold improvements, equipment and construction in progress, net	17,542	15,695
Other assets:
Advances and deposits	4,433	1,382
Long-term receivables, net	6,680	4,854
Intangible and other assets, net	6,916	4,350
Cost of contracts, net	10,872	7,688
Goodwill	123,550	119,890
Deferred taxes	—	1,345

	152,451	139,509

Total assets	$229,241	$215,388

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$46,446	$42,941
Accrued rent	4,279	5,438
Compensation and payroll withholdings	9,331	10,017
Property, payroll and other taxes	2,891	2,137
Accrued insurance	6,840	6,949
Accrued expenses	8,016	8,654
Current portion of obligations under senior credit facility and other	120	139
Current portion of capital lease obligations	948	1,799

Total current liabilities	78,871	78,074
Deferred taxes	3,305	—
Long-term borrowings, excluding current portion:
Obligations under senior credit facility	120,600	74,150
Capital lease obligations	2,091	2,850
Other	1,305	1,425

	123,996	78,425
Other long-term liabilities	22,052	19,550
Stockholders' equity(1):
Common stock, par value $.001 per share; 21,300,000 shares authorized; 16,110,781 and 18,371,308 shares issued and outstanding as of December 31, 2008, and 2007, respectively	16	18
Additional paid-in capital	103,541	150,520
Accumulated other comprehensive income	85	482
Treasury stock, at cost, 627,423 and 48,474 shares as of December 31, 2008 and 2007, respectively	(11,161)	(1,172)
Accumulated deficit	(91,464)	(110,509)

Total stockholders' equity	1,017	39,339

Total liabilities and stockholders' equity	$229,241	$215,388

(1)
Adjusted to reflect the effect of the 2-for-1 stock split in January 2008. See Note A-Stock Split for additional information.

See Notes to Consolidated Financial Statements.

STANDARD PARKING CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for share and per share data)

	Years Ended December 31,
	2008	2007	2006
Parking services revenue:
Lease contracts	$154,311	$145,327	$153,336
Management contracts	145,828	119,612	106,554
Reimbursed management contract expense	400,621	356,782	346,055

Total revenue	700,760	621,721	605,945
Costs and expenses:
Cost of parking services:
Lease contracts	140,058	129,550	139,043
Management contracts	69,285	49,726	44,990
Reimbursed management contract expense	400,621	356,782	346,055

Total cost of parking services	609,964	536,058	530,088
Gross profit:
Lease contracts	14,253	15,777	14,293
Management contracts	76,543	69,886	61,564

Total gross profit	90,796	85,663	75,857
General and administrative expenses(1)	47,619	44,796	41,228
Depreciation and amortization	6,059	5,335	5,638

Total costs and expenses	663,642	586,189	576,954
Operating income	37,118	35,532	28,991
Other expenses (income):
Interest expense	6,476	7,056	8,296
Interest income	(173)	(610)	(552)

	6,303	6,446	7,744
Minority interest	148	446	376

Income before income taxes	30,667	28,640	20,871
Income tax expense (benefit)	11,622	11,267	(14,880)

Net income	$19,045	$17,373	$35,751

Common stock data(2):
Net income per share:
Basic	$1.10	$0.92	$1.79
Diluted	$1.07	$0.90	$1.75
Weighted average shares outstanding:
Basic	17,325,235	18,831,667	19,967,286
Diluted	17,731,473	19,289,076	20,492,520

(1)
Non-cash stock based compensation expense of $1,509, $463 and $480 for the years ended December 31, 2008, 2007 and 2006, respectively, is included in general and administrative expenses.

(2)
Share and per share amounts have been retroactively adjusted for the effect of the 2-for-1 stock split in January 2008. See Note-A Stock Split for additional information.

See Notes to Consolidated Financial Statements.

STANDARD PARKING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except for share and per share data)

	Common Stock(1)				Treasury Stock(1)
				Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Per Share Par Value	Additional Paid-In Capital		Number of Shares	Amount	Accumulated Deficit	Total
Balance (deficit) at December 31, 2005	20,252,964	$20	$187,606	$419	—	—	$(163,633)	$24,412
Net income							35,751	35,751
Foreign currency translation adjustments				11				11
Revaluation of interest rate cap				(291)				(291)

Comprehensive income								35,471
Repurchase and retirement of common stock	(1,157,632)	(1)	(19,362)					(19,363)
Repurchase of common stock					32,200	(647)		(647)
Proceeds from exercise of stock options	148,266	—	506					506
Non-cash stock-based compensation expense			480					480
Tax benefit from exercise of stock options			394					394

Balance (deficit) at December 31, 2006	19,243,598	$19	$169,624	$139	32,200	$(647)	$(127,882)	$41,253
Net income							17,373	17,373
Foreign currency translation adjustments				272				272
Revaluation of interest rate cap				71				71

Comprehensive income								17,716
Repurchase and retirement of common stock	(1,130,642)	(1)	(21,593)		(32,200)	647		(20,947)
Repurchase of common stock					48,474	(1,172)		(1,172)
Proceeds from exercise of stock options	228,654	—	996					996
Issuance of restricted stock	25,849	—						—
Common stock issued under the long-term incentive plan	3,849	—	74					74
Stock-based compensation related to restricted stock			107					107
Non-cash stock-based compensation expense			282					282
Tax benefit from exercise of stock options			1,030					1,030

Balance (deficit) at December 31, 2007	18,371,308	$18	$150,520	$482	48,474	$(1,172)	$(110,509)	$39,339
Net income							19,045	19,045
Foreign currency translation adjustments				(490)				(490)
Revaluation of interest rate cap				93				93

Comprehensive income								18,648
Repurchase and retirement of common stock	(2,429,993)	(2)	(50,033)		(48,474)	1,172		(48,863)
Repurchase of common stock					627,423	(11,161)		(11,161)
Proceeds from exercise of stock options	152,182	—	722					722
Issuance of stock grants	17,284	—	355					355
Stock-based compensation related to long-term incentive plan			107					107
Non-cash stock-based compensation related to restricted stock units			991					991
Non-cash stock-based compensation expense			1					1
Tax benefit from exercise of stock options			878					878

Balance (deficit) at December 31, 2008	16,110,781	$16	$103,541	$85	627,423	$(11,161)	$(91,464)	$1,017

(1)
Adjusted to reflect the effect of the 2-for-1 stock split in January 2008. See Note A—Stock Split for additional information.

See Notes to Consolidated Financial Statements.

STANDARD PARKING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except for share and per share data)

	Year Ended December 31,
	2008	2007	2006
Operating activities
Net income	$19,045	$17,373	$35,751
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	5,475	5,187	5,270
Loss (gain) on sale of assets	525	(474)	368
Amortization of debt issuance costs	449	275	525
Amortization of carrying value in excess of principal	—	—	(109)
Non-cash stock-based compensation	1,509	463	480
Write off of debt issuance costs	13	—	416
Write off of carrying value in excess of principal related to the 9 1/4% senior subordinated notes	—	—	(352)
Provision (reversal) for losses on accounts receivable	250	202	(181)
Excess tax benefit related to stock option exercises	(878)	(1,030)	—
Deferred income taxes	7,644	8,945	(15,743)
Changes in operating assets and liabilities:
Notes and accounts receivable	(4,568)	(2,682)	707
Prepaid assets	386	(473)	(296)
Other assets	(3,020)	(2,171)	(145)
Accounts payable	3,505	9,389	1,993
Accrued liabilities	(1,006)	1,269	122

Net cash provided by operating activities	29,329	36,273	28,806
Investing activities
Purchase of leasehold improvements and equipment	(6,303)	(4,517)	(2,162)
Proceeds from the sale of assets	264	165	213
Acquisitions	(6,318)	(6,202)	—
Cost of contracts purchased	(566)	—	—
Contingent purchase payments	(64)	(102)	(301)

Net cash used in investing activities	(12,987)	(10,656)	(2,250)
Financing activities
Proceeds from exercise of stock options	722	996	506
Repurchase of common stock	(60,024)	(22,119)	(20,010)
Repurchase Series D convertible redeemable preferred stock	—	—	(1)
Proceeds from (payments on) senior credit facility	46,450	(2,900)	43,450
Payments on long-term borrowings	(139)	(130)	(383)
Payments on joint venture borrowings	—	—	(758)
Payments of debt issuance costs	(2,352)	(73)	(737)
Payments on capital leases	(1,550)	(2,285)	(2,477)
Tax benefit related to stock option exercise	878	1,030	—
Repurchase 9 1/4% senior subordinated notes	—	—	(48,877)

Net cash used in financing activities	(16,015)	(25,481)	(29,287)
Effect of exchange rate changes on cash and cash equivalents	(492)	272	12

(Decrease) increase in cash and cash equivalents	(165)	408	(2,719)
Cash and cash equivalents at beginning of year	8,466	8,058	10,777

Cash and cash equivalents at end of year	$8,301	$8,466	$8,058

Cash paid for:
Interest	$8,686	$7,240	$9,303
Income taxes	2,564	1,145	572
Supplemental disclosures of non-cash activity:
Debt issued for capital lease obligations	$0	$30	$3,631

See Notes to Consolidated Financial Statements.

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

(In thousands except share and per share data)

Note A. Significant Accounting Policies

        Standard Parking Corporation ("Standard" or "the Company"), and its subsidiaries and affiliates manage, operate and develop parking properties throughout the United States and Canada. The Company is a majority-owned subsidiary of Steamboat Industries LLC. The Company provides on-site management services at multi-level and surface facilities for all major markets of the parking industry. The Company manages approximately 2,200 locations, across the United States and Canada.

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

Variable Interest Entities

Equity	Commencement of Operations	Nature of Activities	% Ownership	Locations
Other Investments in VIE's	Sep 93 - June 08	Management of parking lots, shuttle operations and parking meters	50.0%	Various states

        The existing three VIE's in which we have a variable interest are not consolidated into our financial statements because we are not the primary beneficiary.

Parking Revenue

        The Company's revenues are primarily derived from leased locations, managed properties and the providing of ancillary services, such as accounting, equipment leasing, payments received for exercising termination rights, consulting development fees, gains on sales of contracts, insurance and other value-added services. In accordance with SEC Staff Accounting Bulletin 104, "Revenue Recognition", revenue is recognized when persuasive evidence of an arrangement exists, the fees are fixed or determinable, collectibility is reasonably assured and as services are provided. The Company recognizes gross receipts (net of taxes collected from customers) as revenue from leased locations, and management fees for parking services, as the related services are provided. Ancillary services are earned from management contract properties and are recorded as revenue as those services are provided. From time to time, the Company also recognizes gains on sales of parking contracts and development fees which are recorded as management contract revenue as those services are provided and/or earned ($0 in 2008 and $622 in 2007 and $0 in 2006). Development fees are revenue received from a customer for which we have provided certain consulting services as part of our offerings of

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2008, 2007 and 2006

(In thousands except share and per share data)

Note A. Significant Accounting Policies (Continued)

ancillary management services. The gains from sales of contracts are for these contracts for which we have no asset basis or ownership interest and would be received as part of a formula buy-out in the contract in order for the owner to terminate the contract prior to its expiration.

Cost of Parking Services

        The Company recognizes costs for leases and non-reimbursed costs from managed facilities as cost of parking services. Cost of parking services consists primarily of rent and payroll related costs.

Advertising Costs

        Advertising costs are expensed as incurred and are included in general and administrative expenses. Advertising expenses aggregated $195, $191 and $261 for 2008, 2007 and 2006, respectively.

Stock Based Compensation

        The Company accounts for share-based payment awards in accordance with SFAS No. 123R, "Share-Based Payment," as interpreted by SAB No. 107. Under the provisions of SFAS No. 123R, share-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period) for awards expected to vest (considering estimated forfeitures). (See Note R).

Cash and Cash Equivalents

        Cash equivalents represent funds temporarily invested in money market instruments with maturities of one to five days. Cash equivalents are stated at cost, which approximates market value.

Allowance for Doubtful Accounts

        Accounts receivable, net of the allowance for doubtful accounts, represents our estimate of the amount that ultimately will be realized in cash. Management reviews the adequacy of its allowance for doubtful accounts on an ongoing basis, using historical collection trends, aging of receivables, and a review of specific accounts, and makes adjustments in the allowance as necessary. Changes in economic conditions or other circumstances could have an impact on the collection of existing receivable balances or future allowance considerations. As of December 31, 2008 and 2007, the Company's allowance for doubtful accounts was $3,866 and $3,617, respectively.

Leasehold Improvements, Equipment, and Construction in Progress, net

        Leasehold improvements and equipment are stated at cost less accumulated depreciation and amortization. Equipment is depreciated on the straight-line basis over the estimated useful lives of approximately 5 years on average. Leasehold improvements are amortized on the straight-line basis over the terms of the respective leases or the service lives of the improvements, whichever is shorter (average of approximately 7 years). Assets under capital leases are amortized on the straight-line basis

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2008, 2007 and 2006

(In thousands except share and per share data)

Note A. Significant Accounting Policies (Continued)

over the shorter of the terms of the respective leases or the service lives of the asset and is included in depreciation expense.

        Costs associated with internal-use software are accounted for in accordance with Statement of Position No. 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."

Cost of Contracts

        Cost of parking contracts are amortized on a straight-line basis over the weighted average contract life which is 10 years for the year ending December 31, 2008 and 7 years for the year ending December 31, 2007. Amortization expense was $1,344, $1,087 and $1,138 in 2008, 2007 and 2006, respectively.

Goodwill

        Goodwill comprises of the excess of costs over the fair value of net assets of the acquired businesses. The Company performs goodwill impairment tests on at least an annual basis, or more frequently if facts and circumstances indicate that the assets may be impaired using the two-step process prescribed in Statement of Financial Accounting Standards ("SFAS No. 142") "Goodwill and Other intangibles" For the years ended December 31, 2008, 2007 and 2006, the Company measured the fair value of its reporting segments in the fourth quarter and determined that the fair value of its reporting segments was greater than their carrying value and therefore no impairment of goodwill existed.

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

Debt Issuance Costs

        The costs of obtaining financing are capitalized and amortized as interest expense over the term of the respective financing using the interest rate method. Debt issuance costs of $2,776 and $885 at December 31, 2008 and 2007, respectively, are included in intangibles and other assets in the consolidated balance sheets and are reflected net of accumulated amortization. Amortization expense was $449, $275 and $525 at December 31, 2008, 2007 and 2006, respectively.

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2008, 2007 and 2006

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

        To meet this objective, we entered into an interest rate cap transaction with Bank of America, N.A. in 2005, allowing us to continue to take advantage of LIBOR based pricing under our Credit Agreement while hedging our interest rate exposure on a portion of our borrowings under the Credit Agreement ("Rate Cap Transaction"). Under the Rate Cap Transaction, we received payments from Bank of America at the end of each quarterly period to the extent that the prevailing three month LIBOR during that period exceeded our cap rate. The Rate Cap Transaction capped our LIBOR rate on a $30,000 principal balance at 2.5% for a total of 18 months, which matured on July 12, 2006, and for which we recognized a gain of $290 over the life of the cap. For the year ended December 31, 2006, we recognized a gain of $152 which was reported as a reduction of interest expense in the Consolidated Statement of Income. The Rate Cap Transaction began as of January 12, 2005 and settled each quarter on a date that coincided with our quarterly interest payment dates under the Credit Agreement.

        In 2006 we entered into an additional Rate Cap Transaction with Bank of America, which allows us to limit our exposure on a portion of our borrowings under the Credit Agreement. Under this Rate Cap Transaction, we receive payments from Bank of America each quarterly period to the extent that the prevailing three month LIBOR during that period exceeds our cap rate of 5.75%. This Rate Cap Transaction caps our LIBOR interest rate on a notional amount of $50,000 at 5.75% for a total of 36 months. The Rate Cap Transaction began as of August 4, 2006 and settles each quarter on a date that coincides with our quarterly interest payment dates under the Credit Agreement. This Rate Cap Transaction is classified as a cash flow hedge, and we calculate the effectiveness of the hedge on a quarterly basis. The ineffective portion of the cash flow hedge is recognized in current period earnings as an increase of interest expense.

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2008, 2007 and 2006

(In thousands except share and per share data)

Note A. Significant Accounting Policies (Continued)

        At December 31, 2008, the fair value of the Rate Cap Transaction was immaterial. Total changes in the fair value of the Rate Cap Transaction at December 31, 2008 was $300, of which $158 was recorded as an increase of interest expense in the consolidated statement of income for the year ended December 31, 2008. $83 of this change was due to hedge ineffectiveness.

        At December 31, 2007, the fair value of the Rate Cap Transaction was immaterial. Total changes in the fair value of the Rate Cap Transaction as of December 31, 2007 was $300, of which $93 was reflected in accumulated other comprehensive income, net of tax, on the consolidated balance sheet. $100 and $42 of this change was recorded as an increase of interest expense in the consolidated statement of income for the years ended December 31, 2007 and 2006, respectively.

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

Contingencies

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

Years Ended December 31, 2008, 2007 and 2006

(In thousands except share and per share data)

Note A. Significant Accounting Policies (Continued)

determining the need to record liabilities for potential losses and the disclosure of pending legal claims. (See Note L).

Recent Accounting Pronouncements

        In September 2006, the FASB issued Statement of Financial Accounting Standards, Fair Value Measurements ("Statement No. 157"). Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements. The statement emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. Certain requirements of Statement No. 157 are required for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The effective date for other requirements of Statement No. 157 has been deferred for one year by the FASB. The Company adopted the sections of Statement No. 157 which are effective for fiscal years beginning after November 15, 2007 and there was no impact on the Company's consolidated financial statements. The Company is currently evaluating the impact of the delayed Sections of Statement No. 157 on its consolidated financial statements, but is not yet in a position to determine the impact of its adoption.

        In December 2007, the FASB issued Statement No. 141 (Revised 2007), Business Combinations ("Statement No. 141R"), effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Statement No. 141R establishes principles and requirements on how an acquirer recognizes and measures in its financial statements identifiable assets acquired, liabilities assumed, noncontrolling interests in the acquiree, goodwill or gain from a bargain purchase and accounting for transaction costs. Additionally, Statement No. 141R determines what information must be disclosed to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company adopted Statement No. 141R on January 1, 2009. The impact of the adoption of Statement No. 141R will depend on the nature and extent of business combinations occurring on or after the effective date.

        In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. ("Statement No. 160") Statement No. 160 requires entities to report noncontrolling (minority) interests as a component of shareholders' equity on the balance sheet; include all earnings of a consolidated subsidiary in consolidated results of operations; and treat all transactions between the parent and its noncontrolling interest holder that increase or decrease the noncontrolling interest as equity provided the parent does not lose control. Statement No. 160 is effective for fiscal years beginning on or after December 15, 2008, must be adopted concurrently with SFAS 141R, and adoption is prospective only; however, presentation and disclosure requirements described above must be applied retrospectively. The Company has evaluated the impact

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2008, 2007 and 2006

(In thousands except share and per share data)

Note A. Significant Accounting Policies (Continued)

that Statement No. 160 will have on its financial statements and disclosures and determined that the impact will not be material.

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

Note B. Net Income Per Common Share

        In accordance with SFAS No.128, Earnings Per Share ("EPS"), basic net income per share is computed by dividing net income by the weighted daily average number of shares of common stock outstanding during the year. Diluted net income per share is based upon the weighted daily average number of shares of common stock outstanding for the year plus dilutive potential common shares, including stock options and restricted stock units using the treasury-stock method.

        A reconciliation of the weighted average basic shares outstanding to the weighted average diluted shares outstanding is as follows:

	Year Ended December 31,
	2008	2007	2006
	(in thousands except for share and per share data)
Net income	$19,045	$17,373	$35,751

Weighted average basic shares outstanding	17,325,235	18,831,667	19,967,286
Effect of dilutive stock options and restricted stock units	406,238	457,409	525,234

Weighted average diluted shares outstanding	17,731,473	19,289,076	20,492,520

Net income per share:
Basic	$1.10	$0.92	$1.79
Diluted	$1.07	$0.90	$1.75

        There were no anti-dilutive shares for the years ended December 31, 2008, 2007 and 2006.

        The dilutive effect of the one-time grant of 755,000 restricted stock units is 47,032 shares and is reflected in diluted EPS by application of the treasury stock method pursuant to paragraph 17 of SFAS No. 128.

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2008, 2007 and 2006

(In thousands except share and per share data)

Note B. Net Income Per Common Share (Continued)

        For the years ended December 31, 2008 and 2007, 18,777 and 25,849 shares, respectively, of performance based restricted stock were not included in the computation of weighted diluted common share amounts because the number of shares ultimately issued is contingent on the Company's performance goals, which were not achieved as of that date. There were no performance based restricted stock awards issued and outstanding in 2006.

        There are no additional securities that could dilute basic EPS in the future that were not included in the computation of diluted EPS, other than those disclosed.

Note C. Leasehold Improvements, Equipment and Construction in Progress, net

        A summary of leasehold improvements, equipment, and construction in progress and related accumulated depreciation and amortization is as follows:

		December 31
	Ranges of Estimated useful life	2008	2007
Equipment	2 - 10 years	$29,615	$30,234
Leasehold improvements	Shorter of lease term or economic life up to 10 years	10,340	10,082
Construction in progress		6,517	4,129

		46,472	44,445
Less accumulated depreciation and amortization		(28,930)	(28,750)

Leasehold improvements, equipment and construction in progress, net		$17,542	$15,695

        Depreciation expense was $4,403, $4,200 and $4,481 in 2008, 2007 and 2006, respectively. Depreciation includes losses on abandonments of leasehold improvements and equipment of $584, $148 and $368 in 2008, 2007 and 2006, respectively.

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

Years Ended December 31, 2008, 2007 and 2006

(In thousands except share and per share data)

Note D. Cost of Contracts, net (Continued)

        The balance of cost of contracts is comprised of the following:

	December 31,
	2008	2007
Cost of contracts	$15,303	$39,953
Accumulated amortization	(4,431)	(32,265)

Cost of contracts, net	$10,872	$7,688

        During 2008, we retired fully amortized contracts in the amount of $29,177 that had expired.

        The expected future amortization of cost of contracts is as follows:

Cost of Contract
2009	$1,517
2010	1,509
2011	1,379
2012	1,105
2013	1,082
2014 and Thereafter	4,280

Total	$10,872

Note E. Acquisitions

        During the year ended December 31, 2008, the Company completed two acquisitions. Consideration for all acquisitions was $8,505 of which $6,008 was paid in cash and $2,497 in a discounted non-interest bearing note to be paid in the annual installments of $600, commencing February 2009 and an estimated $187 to be paid in the future based upon financial performance compared to forecast. In addition, the Company paid and capitalized $310 in acquisition costs. A summary of the acquisitions follows:

  •
  In November 2008, we acquired certain assets of Downtown Valet, LLC, a valet operator in Seattle, Washington.

  •
  In February 2008, we acquired certain assets of G.O. Parking, a parking operator in Chicago, Illinois.

        The acquisitions of Downtown Valet, LLC and G.O. Parking represent acquisitions of businesses, as defined by EITF Issue No. 98-3.

        These acquisitions consisted of goodwill of $3,007, cost of contract of $5,314, intangible assets of $233 and equipment of $261. At December 31, 2008, we accrued for a contingency payment of $225 related to a 2007 acquisition.

        During the year ended December 31, 2007, the Company completed four acquisitions and purchased certain assets of a valet operation in Seattle, Washington. Consideration for all acquisitions

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2008, 2007 and 2006

(In thousands except share and per share data)

Note E. Acquisitions (Continued)

was approximately $6,550, ($5,928 paid in cash and $622 through the sale of certain contract rights in a non-cash transaction) with an estimated $1,525 to be paid in the future based upon financial performance compared to forecast of which $64 has been paid in 2008. In addition, the Company paid and capitalized $274 in acquisition costs. A summary of the acquisitions follows:

  •
  In September 2007, we acquired certain assets of Downtown Parking, LLC, a parking operator in Chicago, Illinois.

  •
  In September 2007, we acquired certain assets of Alliance International Security, Inc., a regional security services firm based in Los Angeles, California.

  •
  In July 2007, we acquired contract rights for certain locations in Los Angeles, California from a related party.

  •
  In July 2007, we acquired certain valet parking locations in Honolulu, Hawaii.

        These acquisitions consisted of goodwill of $1,252, cost of contract of $5,195, intangible assets of $260, and equipment of $117.

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

Note F. Borrowing Arrangements

        Long-term borrowings, in order of preference, consist of:

		Amount Outstanding
	Due Date	December 31, 2008	December 31, 2007
		(in thousands)
Senior credit facility	June 2013	$120,600	$74,150
Capital lease obligations	Various	3,039	4,649
Obligations on Seller notes and other	Various	1,425	1,564

		125,064	80,363
Less current portion		1,068	1,938

		$123,996	$78,425

Senior Credit Facility

        On July 15, 2008, we entered into an amended and restated credit agreement with a group of six banks: Bank of America, N.A., as administrative agent, issuing lender and as a lender; Wells Fargo Bank, N.A., as syndication agent, issuing lender and as a lender; Fifth Third Bank, as a lender; First Hawaiian Bank, as a lender; JPMorgan Chase Bank, N.A., as a lender; and U.S. Bank National

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2008, 2007 and 2006

(In thousands except share and per share data)

Note F. Borrowing Arrangements (Continued)

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

        At December 31, 2008 we are in compliance with all of our financial covenants.

        The weighted average interest rate on our senior credit facility at December 31, 2008 and 2007 was 3.6% and 5.4%, respectively. The rate includes all outstanding LIBOR contracts, interest rate cap effect and letters of credit. The weighted average interest rate on outstanding borrowings, not including letters of credit, was 3.8% and 6.5% at December 31, 2008 and 2007, respectively.

        At December 31, 2008, we had $20,767 of letters of credit outstanding under the senior credit facility, borrowings against the senior credit facility aggregated $120,600, and we had $68,633 available under the senior credit facility.

        We have entered into various financing agreements, which were used for the purchase of equipment.

Note G. Accumulated Other Comprehensive Income

        The components of accumulated other comprehensive income, net of tax, are as follows:

	2008	2007
Revaluation of interest rate cap	$—	$(93)
Effect of foreign currency translation	85	575

Total	$85	$482

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2008, 2007 and 2006

(In thousands except share and per share data)

Note H. Income Taxes

        The components of income tax expense (benefit) for the years ended December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006
Current provision:
U.S. federal	$2,797	$901	$298
Foreign	401	497	374
State	696	1,007	191

Total current	3,894	2,405	863
Deferred provision (benefit):
U.S. federal	6,961	8,018	(14,152)
Foreign	—	—	—
State	767	844	(1,591)

Total deferred	7,728	8,862	(15,743)
Income tax expense (benefit)	$11,622	$11,267	$(14,880)

        Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2008 and 2007 are as follows:

	2008	2007
	(in thousands)
Deferred tax assets:
Net operating loss carry forwards	$8,739	$12,782
Accrued expenses	6,360	6,871
Accrued compensation	3,694	3,367
Tax credit carry forwards	861	1,649
Book over tax depreciation and amortization	626	1,114
Accrued lease obligations	148	211

Gross deferred tax assets	20,428	25,994
Less: valuation allowance	(456)	(608)

Total deferred tax asset	19,972	25,386

Deferred tax liabilities:
Prepaid expenses	(280)	—
Undistributed Foreign Earnings	(527)	(646)
Tax over book goodwill amortization	(19,217)	(17,148)

Total deferred tax liabilities	(20,024)	(17,794)

Net deferred tax (liabilities) assets	$(52)	$7,592

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2008, 2007 and 2006

(In thousands except share and per share data)

Note H. Income Taxes (Continued)

        Amounts recognized on the balance sheet consist of:

	2008	2007
	(in thousands)
Deferred tax asset, current	$3,253	$6,247
Deferred tax (liability) asset, long term	(3,305)	1,345

Net deferred tax (liabilities) assets	$(52)	$7,592

        SFAS No. 109, Accounting for Income Taxes requires that we assess the realizability of deferred tax assets at each reporting period. These assessments generally consider several factors including the reversal of existing temporary differences, projected future taxable income, and potential tax planning strategies. We have valuation allowances totaling $456 and $608 at December 31, 2008 and 2007, respectively, related to our state net operating loss carryforwards (NOL's) that we believe are not likely to be realized based upon our estimates of future state taxable income, limitations of the use of our state NOL's, and the carryforward life over which the state tax benefit will be realized.

        At December 31, 2008 the Company had $21,020 of gross federal net operating loss (NOLs) carryforwards, which will expire in the years 2021 through 2024, and $1,382 of tax effected state net operating loss (NOL's) carryforwards which will expire 2009 through 2026. As a result of the initial public offering completed in June of 2004, an ownership change occurred under Internal Revenue Code Section 382 which limits our ability to use pre-change NOLs to reduce future taxable income.

        Since 2005, the Company has treated its investment in its Canadian subsidiary as non-permanent in duration and provided taxes on the undistributed Canadian earnings under APB 23. In 2008, the Company reassessed the treatment of the undistributed earnings of its Canadian subsidiary and determined that approximately $500 of Canadian earnings are permanently reinvested to meet the Canadian subsidiary's working capital requirements. The Company has provided taxes for the remaining undistributed earnings of its Canadian subsidiary in excess of the permanently reinvested amount.

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2008, 2007 and 2006

(In thousands except share and per share data)

Note H. Income Taxes (Continued)

        A reconciliation of the Company's reported income tax provision (benefit) to the amount computed by multiplying book income/(loss) before income taxes by the statutory United States federal income tax rate is as follows:

	2008	2007	2006
Tax at statutory rate	$10,733	$10,024	$7,305
Foreign Dividend and repatriation of foreign earnings	104	268	295
Permanent Differences	369	484	311
State taxes, net of federal benefit	1,498	1,459	987
Effect of foreign tax rates	(10)	40	25
Recognition of tax credits	(844)	(1,047)	(223)
Other	(76)	—	344

	11,774	11,228	9,044
Change in valuation allowance	(152)	39	(23,924)

Income tax expense (benefit)	$11,622	$11,267	$(14,880)

        Income taxes paid in aggregate to United States federal, state and Canadian tax authorities was $2,564, $1,145 and $572 in 2008, 2007 and 2006, respectively.

        In July 2006, FASB issued Statement of Financial Accounting Standards Interpretation No. 48 ("FIN 48"). Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes potential interest and penalties related to uncertain tax positions, if any, in income tax expense. Upon adoption as of January 1, 2007, the Company completed a detailed analysis of its tax positions and determined that the implementation of FIN 48 did not have an impact on the Company's financial position or results from operations. As of December 31, 2008, the Company has not identified any tax positions that would have a material impact on the Company's financial position.

        The tax years that remain subject to examination for the Company's major tax jurisdictions at December 31, 2008 are shown below:

2004 - 2007	United States—federal income tax
2003 - 2007	United States—state and local income tax
2004 - 2007	Canada

Note I. Benefit Plans

        The Company offers deferred compensation arrangements for certain key executives and sponsors an employees' savings and retirement plan in which certain employees are eligible to participate. Subject to their continued employment by the Company, certain employees offered supplemental pension arrangements will receive a defined monthly benefit upon attaining age 65. At December 31,

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2008, 2007 and 2006

(In thousands except share and per share data)

Note I. Benefit Plans (Continued)

2008 and 2007, the Company has accrued $3,008 and $2,925, respectively, representing the present value of the future benefit payments. Expenses related to these plans amounted to $154, $171, and $182 in 2008, 2007 and 2006, respectively.

        Participants in the savings and retirement plan may elect to contribute a portion of their compensation to the plan. The Company, contributes an amount in cash or other property as required by the plan. Expenses related to these plans amounted to $904, $919, and $808 in 2008, 2007 and 2006, respectively.

        The Company also offers a non-qualified deferred compensation plan. This plan allows certain employees to defer a portion of their compensation, limited to a maximum of $50 per year, to be paid to the participants upon retirement. To support the non-qualified deferred compensation plan, the Company has elected to purchase Company owned life insurance ("COLI") policies on certain plan participants. The cash surrender value of the COLI policies is designed to provide a source for funding the accrued liability. As of December 31, 2008 and 2007, the cash surrender value of the COLI policies is $943 and $717, respectively and is included in intangible and other assets, net on the consolidated balance sheet. The liability for the non-qualified deferred compensation plan is included in other long-term liabilities and was $1,336 and $1,148 as of December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007, the plan also included restricted cash of $484 and $438, respectively and is included in intangible and other assets, net on the consolidated balance sheet.

        The Company also contributes to two multi-employer defined contribution and seven multi-employer defined benefit plans which cover certain union employees. Expenses related to these plans were $575, $374 and $418 in 2008, 2007 and 2006, respectively.

Note J. Leases and Contingencies

        The Company operates parking facilities under operating leases expiring on various dates, generally prior to 2019. Certain of the leases contain options to renew at the Company's discretion.

        Total future annual rent expense is not determinable due to the application of percentage factors based on revenues. At December 31, 2008, the Company's minimum rental commitments, excluding contingent rent provisions under all non-cancelable leases, are as follows:

2009(1)	$31,556
2010	23,299
2011	19,362
2012	14,648
2013	8,365
2014 and thereafter,	19,922

$117,152

    (1)
    $6,495 is included in 2009's minimum commitments for leases that expire in less than one year.

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2008, 2007 and 2006

(In thousands except share and per share data)

Note J. Leases and Contingencies (Continued)

        Rent expense, including contingent rents, was $110,134, $104,032 and $109,597 in 2008, 2007 and 2006, respectively.

        Contingent rent expense was $62,013, $ 64,874 and $65,421 in 2008, 2007 and 2006, respectively. Contingent rent expense consists primarily of percentage rent payments, which will cease at various times as certain leases expire.

Note K. Management Contracts and Related Arrangements with Affiliates

        In connection with the acquisition of a 76% interest in Executive Parking Industries, LLC, we entered into a management agreement dated May 1, 1998, with D&E Parking, Inc., a privately held company owned by Ed Simmons, an executive officer, and Dale Stark, a former Senior Vice President and presently a consultant of the Company. The management agreement was for a period of nine years and terminated on April 30, 2007. In consideration of the services provided by D&E under this arrangement, we paid D&E an annual fee of $411 in 2007 and $549 in 2006.

        We entered into a consulting agreement with D&E Parking, Inc. and Dale Stark that became effective on May 1, 2007 after the aforementioned management agreement terminated by its terms. This consulting agreement is for a period of three years, terminating on April 30, 2010. Per the terms of the agreement, consideration for services provided are $250 per year. In addition, the consultant is eligible for a consultant fee of up to $50 per year. In consideration of the services provided by D&E under this arrangement, we paid D&E $401 and accrued $50 in 2008 and paid $167 in 2007.

        On December 31, 2000, we sold, at fair market value, certain contract rights to D&E. In July 2007, we bought back certain contract rights for approximately $1,472 ($850 paid in cash and $622 gain through the sale of certain contract rights), representing five locations. The Company continued to operate an additional location through January 2008, at which time the location was sold to an unrelated third party. We received net management fees and reimbursement for support services in connection with the operation of the parking facilities from D&E. We recorded net management fees from D&E of $4 in 2008, $66 in 2007, and $149 in 2006.

        In 2008, Standard Parking provided property management services for twenty separate retail shopping centers and commercial office buildings in which D&E has an ownership interest. Dale Stark is the managing member of each of the property ownership entity. In consideration of the property management services we provided for these twenty properties, we recorded net management fees totaling $632 in 2008. In 2007, we operated fifteen of these properties and recorded net management fees totaling $500. In 2006, we operated nine of these properties and recorded net management fees totaling $363.

        In 2008, our wholly owned subsidiary, Preferred Response Security Services, Inc., provided security services for one retail shopping center owned by D&E and two retail shopping centers in 2007 and 2006. We recorded net management fees amounting to $34 for these security services in 2008, $35 in 2007 and $37 in 2006. In 2008 and 2007, we provided sweeping and power washing for two retail shopping facilities in which D&E has an ownership interest and three facilities in 2006. For these services we recorded net management fees totaling $9 in 2008, $9 in 2007 and $45 in 2006.

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2008, 2007 and 2006

(In thousands except share and per share data)

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

Note M. Capital Leases

        Property under capital leases included within equipment is as follows:

	December 31,
	2008	2007
Service vehicles	$6,795	$10,296
Computer equipment	—	1,667
Parking equipment	497	768

	7,292	12,731
Less: Accumulated depreciation	3,721	6,197

	$3,571	$6,534

        Future minimum lease payments under capital leases at December 31, 2008 together with the present value of the minimum lease payments are as follows:

2009	$1,026
2010	625
2011	588
2012	643
2013 and thereafter	410

Total minimum payments	3,292
Less: Amounts representing interest	253

Present value of minimum payments	3,039
Less: Current portion	948

Total long-term portion	$2,091

Note N. Goodwill and Intangible Assets

        In accordance with FASB Statement No. 142, "Goodwill and Other Intangible Assets", goodwill was assigned to respective segments that we now present based upon the specific Region where the assets acquired and associate goodwill resided.

        As a result of the acquisitions which occurred during 2008 and 2007, our contingent payments outstanding as of December 31, 2008 total $1,423 will be paid over time based on achieving certain performance criteria. Such contingent payments will be accounted for as additional purchase price.

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2008, 2007 and 2006

(In thousands except share and per share data)

Note N. Goodwill and Intangible Assets (Continued)

        The following table reflects the changes in the carrying amounts of goodwill by reported segment for the years ended December 31, 2008 and 2007.

	Region One	Region Two	Region Three	Region Four	Total
Balance as of December 31, 2006	$55,175	$15,657	$25,669	$22,577	$119,078
Acquired during the period	—	—	102	—	102
Foreign currency translation	—	710	—	—	710

Balance as of December 31, 2007	$55,175	$16,367	25,771	$22,577	$119,890

Acquired during the period	3,007	—	—	—	3,007
Adjustments to purchase price	—	—	1,252	—	1,252
Contingency payments related to acquisitions	272	—	17	—	289
Foreign currency translation	—	(888)	—	—	(888)

Balance as of December 31, 2008	$58,454	$15,479	$27,040	$22,577	$123,550

Note O. Long-Term Receivables, net

        Long-term receivables, net, consist of the following:

	Amount Outstanding
	December 31, 2008	December 31, 2007
Bradley International Airport
Deficiency payments	$5,961	$4,135
Other Bradley related, net	3,203	3,203
Valuation allowance	(2,484)	(2,484)

Total long-term receivables, net	$6,680	$4,854

Agreement

        We are entered into a 25-year agreement with the State of Connecticut ("State") that expires on April 6, 2025, under which we operate the surface parking and 3,500 garage parking spaces at Bradley International Airport located in the Hartford, Connecticut metropolitan area. The company manages the facility for which it is expected to receive a management fee.

        The parking garage was financed on April 6, 2000 through the issuance of $53,800 of State of Connecticut special facility revenue bonds, representing $47,700 non-taxable Series A bonds and a separate taxable issuance of $6,100 Series B bonds. The Series B bonds were retired on July 1, 2006 according to the terms of the indenture. The Bradley agreement provides that we deposit with a trustee for the bondholders all gross revenues collected from operations of the surface and garage parking, and from these gross revenues. Principal and interest on the Bradley special facility revenue bonds increase from approximately $3,600 in lease year 2002 to approximately $4,500 in lease year 2025. Annual guaranteed minimum payments to the State increase from approximately $8,300 in lease year 2002 to

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2008, 2007 and 2006

(In thousands except share and per share data)

Note O. Long-Term Receivables, net (Continued)

approximately $13,200 in lease year 2024. The annual minimum guaranteed payment to the State as of December 31, 2008 and 2007 was $9,531 and $9,335, respectively.

        All of the cash flow from the Parking Facilities are pledged to the security of the bonds and are collected and deposited with the bond trustee. Each month the bond trustee makes certain required monthly distributions, which are characterized as "Guaranteed Payments." To the extent the monthly gross receipts generated by the Parking Facilities are not sufficient for the trustee to make the required Guaranteed Payments, we are obligated to deliver the deficiency amount to the trustee. Additionally, the Guaranteed Payments are required to be paid before we are reimbursed for deficiency payments or management fees.

        The following is the list of Guaranteed Payments:

  •
  Garage and Surface Operating Expenses,

  •
  Principal and Interest on Bonds,

  •
  Trustee Expenses

  •
  Major Maintenance and Capital Improvement Deposits

  •
  State Minimum Guarantee

        However, to the extent there is a cash surplus in any month during the term of the Lease, we have the right to be repaid the principal amount of any and all deficiency payments, together with actual interest expenses and a premium, not to exceed 10% of the initial deficiency payment. We calculate and record interest income and premium income in the period the associated deficiency payment is received from the trustee.

Deficiency Payments

        To the extent that monthly gross receipts are not sufficient for the trustee to make the required payments, we are obligated pursuant to our agreement, to deliver the deficiency amount to the trustee within three business days of being notified. We are responsible for these deficiency payments regardless of the amount of utilization for the Bradley parking facilities. The deficiency payments represent contingent interest bearing advances to the trustee to cover operating cash flow requirements. To the extent sufficient funds are available in the appropriate fund, the trustee is then directed by the State to reimburse us for deficiency payments up to the amount of the calculated surplus.

        In the year ended December 31, 2008, we made deficiency payments (net of repayments received) of $1,826. In addition, in 2008 we received $18 for premium income on deficiency repayments from the trustee and reversed the $52 interest and premium receivable recorded in 2007. In the year ended December 31, 2007, we received repayments (net of deficiency payments) of $202. In addition, in 2007 we received $114 for the 2006 receivable and $282 for interest and premium income on deficiency repayments from the trustee. The total receivable from the trustee for interest and premium income related to deficiency repayments were $0 and $52 as of December 31, 2008 and 2007, respectively.

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2008, 2007 and 2006

(In thousands except share and per share data)

Note O. Long-Term Receivables, net (Continued)

        The payments, if any, are recorded as a receivable by us for which we are reimbursed from time to time as provided in the trust agreement. As of December 31, 2008, and December 31, 2007, we have a receivable of $5,961 and $4,135, respectively, compromised of cumulative deficiency payments to the trustee, net of reimbursements. We believe these advances to be fully recoverable and therefore have not recorded a valuation allowance for them. We do not guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.

        Per the Construction, Financing and Operating Special Facility Lease Agreement, which governs reimbursement of Guarantor Payments, places no time restriction or language exists limiting our right to reimbursement in the Lease.

        The following table reconciles the beginning and ending balance of the receivable for each year presented:

	December 31,
	2008	2007
Deficiency payments:
Balance at beginning of year	$4,135	$4,337
Deficiency payments made	2,153	651
Deficiency repayment received	(327)	(853)

Balance at end of year	5,961	4,135
Other Bradley related	3,203	3,203
Valuation allowance	(2,484)	(2,484)

Total long-term receivables	$6,680	$4,854

        The following table reconciles interest and premium income accrued and interest and premium income received, which are not included in the above balances:

	December 31,
	2008	2007
Interest and premium on deficiency payments:
Balance at beginning of year	$52	$114
Reversal of uncollected interest and premium accrued in prior year	(52)	—
Interest and premium accrued	18	334
Interest and premium income received	(18)	(396)

Balance at end of year	$—	$52

Compensation

        In addition to the recovery of certain general and administrative expenses incurred, our agreement provides for an annual management fee payment which is based on three operating profit tiers calculated for each year during the term of the agreement. The management fee is further apportioned

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2008, 2007 and 2006

(In thousands except share and per share data)

Note O. Long-Term Receivables, net (Continued)

60% to us and 40% to an un-affiliated entity. To the extent that funds are available for the trustee to make a distribution, the annual management fee is paid when sufficient cash is paid after the Guaranteed Payments (as defined in our agreement), and after the repayment of all deficiency payments, including accrued interest and premium. However, our right to the management fee accrues each year during the term of the agreement and is paid when sufficient cash is available for the trustee to make a distribution.

        The annual management fee is paid after the repayment of all deficiency payments, including accrued interest and premium, therefore due to the existence and length of time for repayment of the deficiency amounts to the Company, no management fees have been recognized. Management fees will be recognized in accordance with SAB 104 when "collectibility is reasonably assured".

        Cumulative management fees of $3,600 have not been recognized as of December 31, 2008 and no management fees were recognized during 2008 and 2007.

Note P. Stock Repurchases

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

        During the third quarter of 2008, we repurchased from third party shareholders 565,447 shares at an average price of $21.19 per share, including average commissions of $0.03 per share, on the open market. Our majority shareholder sold to us 580,060 shares in the third quarter at an average price of $21.16 per share. In addition, we repurchased from third party shareholders 14,600 shares at an average price of $22.66 per share, including average commissions of $0.03 per share, on the open market. The total value of the third quarter transactions was $24,586. 994,841 shares were retired during the third quarter of 2008 and the remaining 165,266 shares were retired in the fourth quarter of 2008.

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2008, 2007 and 2006

(In thousands except share and per share data)

Note P. Stock Repurchases (Continued)

        The December 2007 repurchase authorization by the Board of Directors was completed in August 2008.

        During the fourth quarter of 2008, we repurchased from third party shareholders 640,348 shares at an average price of $18.34 per share, including average commissions of $0.03 per share, on the open market. Our majority shareholder sold to us 545,683 shares in the fourth quarter at an average price of $18.31 per share. In addition, we repurchased from third party shareholders 24,700 shares at an average price of $18.21 per share, including average commissions of $0.03 per share, on the open market. Our majority shareholder also sold us its pro-rata ownership of a third quarter open market repurchase of 14,904 shares at an average price of $22.63 per share. The total value of the fourth quarter transactions was $22,512. 598,212 shares were retired during the fourth quarter of 2008 and the remaining 627,423 shares were held as treasury stock and retired during the first quarter of 2009.

        As of December 31, 2008, $22,857 remained available for repurchase under the July 2008 authorization by the Board of Directors.

2007 Stock Repurchase

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

        During the fourth quarter of 2007 we repurchased from third party shareholders 74,052 shares at an average price of $20.43 per share, including average commissions of $0.01 per share, on the open market and our majority shareholder agreed in each case to sell shares equal to its pro-rata ownership

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2008, 2007 and 2006

(In thousands except share and per share data)

Note P. Stock Repurchases (Continued)

of 76,106 shares at an average price of $20.42 per share. In addition, we repurchased from third party shareholders 167,544 shares at an average price of $24.22 per share, including average commissions of $0.01 per share, on the open market. The total value of the fourth quarter transactions was $7,124. 269,228 shares were retired during the fourth quarter of 2007 and the remaining 48,474 shares were held as treasury stock and retired during the first quarter of 2008.

Note Q. Domestic and Foreign Operations

        Our business activities consist of domestic and foreign operations. Foreign operations are conducted in Canada. Revenue attributable to foreign operations were less than 10% of consolidated revenues for each of the years ended December 31, 2008, 2007 and 2006.

        A summary of information about our foreign and domestic operations is as follows:

	Year ended December 31,
	2008	2007	2006
Total revenues, excluding reimbursement of management contract expenses:
Domestic	$294,573	$260,793	$255,959
Foreign	5,566	4,146	3,931

Consolidated	$300,139	$264,939	$259,890

Operating income:
Domestic	$35,993	$34,440	$28,191
Foreign	1,125	1,092	800

Consolidated	$37,118	$35,532	$28,991

Income before income taxes:
Domestic	$29,493	$27,503	$20,004
Foreign	1,174	1,137	867

Consolidated	$30,667	$28,640	$20,871

Identifiable assets:
Domestic	$222,415	$207,375	$205,412
Foreign	6,826	8,013	7,116

Consolidated	$229,241	$215,388	$212,528

Business Unit Segment Information

        SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"), establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2008, 2007 and 2006

(In thousands except share and per share data)

Note Q. Domestic and Foreign Operations (Continued)

the Chief Operating Decision Maker ("CODM") in deciding how to allocate resources. The CODM, as defined by SFAS 131, is the Company's President and Chief Executive Officer ("CEO").

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

        The Company is managed based on regions administered by executive vice presidents. Three regions are generally organized geographically with the fourth region encompassing major airports and transportation operations nationwide. The following is a summary of revenues (excluding reimbursement of management contract expenses) and gross profit by regions for the years ended December 31, 2008, 2007 and 2006. Information related to prior years has been recast to conform to the current region alignment.

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2008, 2007 and 2006

(In thousands except share and per share data)

Note Q. Domestic and Foreign Operations (Continued)

        In accordance with SFAS 131, the Company has provided this business unit segment information for all comparable prior periods. Segment information is summarized as follows (in thousands):

	Year Ended December 31,
	2008		2007		2006
Revenues(a):
Region One
Lease contracts	$73,006		$62,788		$59,542
Management contracts	49,102		44,202		40,460

Total Region One	122,108		106,990		100,002
Region Two
Lease contracts	17,517		13,594		13,292
Management contracts	18,158		15,157		11,450

Total Region Two	35,675		28,751		24,742
Region Three
Lease contracts	19,905		23,707		35,365
Management contracts	45,985		37,822		34,456

Total Region Three	65,890		61,529		69,821
Region Four
Lease contracts	43,782		44,873		44,891
Management contracts	32,895		24,555		20,044

Total Region Four	76,677		69,428		64,935
Other
Lease contracts	101		365		246
Management contracts	(312)		(2,124)		144

Total Other	(211)		(1,759)		390
Reimbursed expense	400,621		356,782		346,055

Total revenues	$700,760		$621,721		$605,945

Gross Profit
Region One
Lease contracts	5,700	8%	5,800	9%	5,334	9%
Management contracts	27,168	55%	26,528	60%	26,204	65%

Total Region One	32,868		32,328		31,538
Region Two
Lease contracts	3,429	20%	2,981	22%	2,974	22%
Management contracts	10,934	60%	8,065	53%	6,301	55%

Total Region Two	14,363		11,046		9,275
Region Three
Lease contracts	1,475	7%	2,216	9%	2,303	7%
Management contracts	22,223	48%	20,473	54%	17,800	52%

Total Region Three	23,698		22,689		20,103
Region Four
Lease contracts	3,512	8%	4,154	9%	4,116	9%
Management contracts	14,390	44%	12,389	50%	10,937	55%

Total Region Four	17,902		16,543		15,053
Other
Lease contracts	137	136%	626	172%	(434)	(176)%
Management contracts	1,828	(586)%	2,431	(114)%	322	224%

Total Other	1,965		3,057		(112)
Total gross profit	90,796		85,663		75,857

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2008, 2007 and 2006

(In thousands except share and per share data)

Note Q. Domestic and Foreign Operations (Continued)

	Year Ended December 31,
	2008	2007	2006
General and administrative expenses	47,619	44,796	41,228
General and administrative expense percentage of gross profit	52%	52%	54%
Depreciation and amortization	6,059	5,335	5,638

Operating income	37,118	35,532	28,991
Other expenses (income):
Interest expense	6,476	7,056	8,296
Interest income	(173)	(610)	(552)

	6,303	6,446	7,744
Minority interest	148	446	376

Income before income taxes	30,667	28,640	20,871
Income tax expense (benefit)	11,622	11,267	(14,880)

Net income	$19,045	$17,373	$35,751

(a)
Excludes reimbursement of management contract expenses.

        Region One encompasses operations in Delaware, District of Columbia, Illinois, Indiana, Iowa, Kansas, Maine, Maryland, Massachusetts, Minnesota, Missouri, New Hampshire, New Jersey, New York, North Carolina, Ohio, Rhode Island, Vermont, Virginia, and Wisconsin.

        Region Two encompasses operations in Alabama, British Columbia, Florida, Georgia, Louisiana, Ontario, Tennessee, and Texas.

        Region Three encompasses operations in Arizona, California, Colorado, Hawaii, Nevada, Utah, Washington, and Wyoming.

        Region Four encompasses all major airport and transportation operations nationwide.

        Other consists of ancillary revenue that is not specifically identifiable to a region and insurance reserve adjustments related to prior years.

        The CODM does not evaluate segments using discrete asset information.

Note R. Stock-Based Compensation

        Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective method and consequently we have not retroactively adjusted prior period results. Under this method, compensation costs for the years ended December 31, 2008, 2007 and 2006 are based on the estimated fair value of the respective options and the proportion vesting in the period. Deductions for stock-based employee compensation expense for the years ended December 31, 2008, 2007 and 2006 were calculated using the Black-Scholes option pricing model. Allocation of compensation expense was made using historical option terms for option grants made to our employees and historical price volatility.

        The Company has an amended and restated Long-Term Incentive Plan that was adopted in conjunction with our IPO. On February 27, 2008, our Board of Directors approved an amendment to

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2008, 2007 and 2006

(In thousands except share and per share data)

Note R. Stock-Based Compensation (Continued)

our Long-Term Incentive Plan, subject to shareholder approval, that increased the maximum number of shares of common stock available for awards under the Long-Term Incentive Plan from 2,000,000 to 2,175,000 and extended the Plan's termination date. Our shareholders approved this Plan amendment on April 22, 2008, and the Plan now terminates twenty years from the date of such approval, or April 22, 2028. At December 31, 2008, 122,471 shares remained available for award under the Plan. In most cases, options granted under the Plan vest at the end of a three-year period from the date of the award. Options are granted with an exercise price equal to the closing price at the date of grant.

Stock Options and Grants

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

	2007	2006
Estimated weighted-average fair value of options granted	$7.86	$5.59

	2007	2006
Weighted average dividend yield	0%	0%
Weighted average volatility	34.84%	27.07%
Weighted average risk free interest rate	4.65%	5.03%
Expected life of option (years)	7	7

        There were no options granted during the year ended December 31, 2008.

        On January 24, 2008, we issued vested stock grants totaling 1,084 shares to a certain director. The total value of the grant was $25 and is included in general and administrative expenses.

        On April 22, 2008, we issued vested stock grants totaling 16,200 to certain directors. The total value of the grant was $385 and is included in general and administrative expenses.

        On April 25, 2007, we issued stock options, which vested immediately, to purchase 19,068 shares of common stock at a market price of $17.02 per share to certain directors.

        On May 5, 2006, we issued stock options, which vested immediately, to purchase 26,820 shares of common stock at a market price of $13.53 per share to certain directors.

        The Company recognized $411, $282 and $480 of stock based compensation expense for the years ended December 31, 2008, 2007 and 2006, respectively, which is included in general and administrative expense. As of December 31, 2008, there was no unrecognized compensation costs related to unvested options.

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2008, 2007 and 2006

(In thousands except share and per share data)

Note R. Stock-Based Compensation (Continued)

        The following table summarizes the transactions pursuant to our stock option plans for the last three years ended December 31.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	1,142,510	$4.10
Granted	26,820	$13.53
Exercised	(148,266)	$3.41
Forfeited	—	n/a

Outstanding at December 31, 2006	1,021,064	$4.45
Granted	19,068	$17.03
Exercised	(228,654)	$4.36
Forfeited	(2,414)	$5.75

Outstanding at December 31, 2007	809,064	$4.77
Granted	—	n/a
Exercised	(152,161)	$4.75
Forfeited	—	n/a

Outstanding at December 31, 2008	656,903	$4.77	5.6	$9,572

Vested and Exercisable at December 31, 2008	656,903	$4.77	5.6	$9,572

        At December 31, 2008, 2007 and 2006, options to purchase 656,903, 801,964 and 722,272 shares of common stock, respectively, were exercisable at weighted average exercise prices of $4.77, $4.75 and $3.85 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007, and 2006 was $2,615, $3,204, and $1,354, respectively.

        A summary of the status of the nonvested options as of December 31, 2008, and changes during the year ended December 31, 2008, is presented below:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2008	7,100	$7.40
Granted	—	—
Vested	(7,100)	$7.40
Forfeited	—	—

Nonvested at December 31, 2008	—	—

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2008, 2007 and 2006

(In thousands except share and per share data)

Note R. Stock-Based Compensation (Continued)

Performance-Based Incentive Program

        In December 2006, the Board of Directors adopted a performance-based incentive program under our Long-Term Incentive Plan. This new program provides participating executives with the opportunity to earn a combination of stock (50%) and cash (50%) if certain performance targets for pre-tax income and pre-tax free cash flow are achieved. On February 23, 2007, certain participating executives became entitled to performance restricted stock based on the stock price at the commencement of the three year performance cycle (2007 - 2009) and as a result 16,404 shares were issued subject to vesting upon the achievement of the performance goals. On April 13, 2007, an additional 13,294 shares of the performance restricted stock were issued subject to vesting upon the achievement of the three year performance goals to the remaining participating executives. On December 31, 2007, 3,849 shares were released free of restrictions in accordance with the achievement of the first year performance goals. On December 31, 2008, 7,072 shares were released free of restrictions in accordance with the achievement of the second year performance goals.

        A summary of the status of the nonvested restricted stock shares as of December 31, 2008, and changes during the year ended December 31, 2008, is presented below:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2008	25,849	$19.21
Granted	—	—
Vested	(7,072)	$19.21
Forfeited	(2,816)	$19.21

Nonvested at December 31, 2008	15,961	$19.21

        The total value of the restricted stock awards vested during the year ended December 31, 2008 was $136.

        In accordance with SFAS No. 123R, recording of stock-based compensation expense for awards with performance conditions is based on the probable outcome of that performance condition. The Company recognized $107 and $182 of stock-based compensation expense and $107 and $182 of cash compensation expense related to the performance-based incentive program, for the years ended December 31, 2008 and 2007, respectively, which is included in general and administrative expenses. As of December 31, 2008, there was $91 of unrecognized compensation costs related to the performance-based incentive program which is expected to be recognized over a weighted average period of 1 year.

Restricted Stock Unit

        In March 2008, the Company's Compensation Committee and the Board of Directors authorized a one-time grant of 750,000 restricted stock units that subsequently were awarded to members of our senior management team on July 1, 2008. In November 2008, an additional 5,000 restricted stock units were also awarded. The restricted stock units vest in one-third installments on each of the tenth,

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2008, 2007 and 2006

(In thousands except share and per share data)

Note R. Stock-Based Compensation (Continued)

eleventh and twelfth anniversaries of the grant date. The restricted stock unit agreements provide for accelerated vesting upon the recipient's retirement age.

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

        A summary of the status of the restricted stock units as of December 31, 2008, and changes during the year ended December 31, 2008, is presented below:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2008	—	—
Granted	755,000	$18.26
Vested	—	—
Forfeited	—	—

Nonvested at December 31, 2008	755,000	$18.26

        The Company recognized $991 of stock based compensation expense related to the restricted stock units for the year ended December 31, 2008, which is included in general and administrative expense. As of December 31, 2008, there was $11,661 of unrecognized stock-based compensation costs, net of estimated forfeitures, related to the restricted stock units that is expected to be recognized over a weighted average period of approximately 7.8 years.

Note S. Hurricane Katrina

        On May 2, 2008, we entered into a definitive settlement agreement with our insurance carrier which finalized all of our open claims with respect to Hurricane Katrina. The settlement agreement was for $4,225 of which $2,000 was received previously. We were required to reimburse the owners of the leased and managed locations for property damage of approximately $2,228. After payment of settlement fees, expenses and other amounts due under contractual arrangements, we recorded $1,997 in pre-tax income, of which $1,577 was recorded as revenue and $420 was recorded as a reduction of general and administrative expenses.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD PARKING CORPORATION
	By:	/s/ JAMES A. WILHELM James A. Wilhelm Director, President and Chief Executive Officer (Principal Executive Officer)
Date: March 13, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN V. HOLTEN John V. Holten	Director and Chairman	March 13, 2009
/s/ JAMES A. WILHELM James A. Wilhelm	Director, President and Chief Executive Officer (Principal Executive Officer)	March 13, 2009
/s/ KARL G. ANDREN Karl G. Andren	Director	March 13, 2009
/s/ CHARLES L. BIGGS Charles L. Biggs	Director	March 13, 2009
/s/ KAREN M. GARRISON Karen M. Garrison	Director	March 13, 2009
/s/ GUNNAR E. KLINTBERG Gunnar E. Klintberg	Director	March 13, 2009
/s/ LEIF F. ONARHEIM Leif F. Onarheim	Director	March 13, 2009

Signature	Title	Date

/s/ A. PETTER ØSTBERG A. Petter Østberg	Director	March 13, 2009
/s/ ROBERT S. ROATH Robert S. Roath	Director	March 13, 2009
/s/ G. MARC BAUMANN G. Marc Baumann	Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)	March 13, 2009
/s/ DANIEL R. MEYER Daniel R. Meyer	Senior Vice President, Corporate Controller and Asst. Treasurer (Principal Accounting Officer)	March 13, 2009

STANDARD PARKING CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Reductions(1)	Balance at End of Year(2)
Year ended December 31, 2008:
Deducted from asset accounts
Allowance for doubtful accounts	$3,617	$850	$(600)	$3,867
Year ended December 31, 2007:
Deducted from asset accounts
Allowance for doubtful accounts	3,384	1,066	(833)	3,617
Year ended December 31, 2006:
Allowance for doubtful accounts	3,565	971	(1,152)	3,384
Deducted from asset accounts
Deferred tax valuation account
Year ended December 31, 2008	608	0	(152)	456
Year ended December 31, 2007	569	39	—	608
Year ended December 31, 2006	24,493	—	(23,924)	569

(1)
Represents uncollectible accounts written off, net of recoveries and reversal of provision.

(2)
Includes long-term receivables valuation allowance of $2.5 million.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1*	Second Amended and Restated Certificate of Incorporation of the Company filed on June 2, 2004.
3.1.1*	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company effective as of January 7, 2008.
3.2	Second Amended and Restated By-Laws of the Company effective as of September 1, 2007 (incorporated by reference to exhibit 3.1 of the Company's Current Report on Form 8-K filed on September 5, 2007).
4.1	Specimen common stock certificate (incorporated by reference to exhibit 4.1 of Amendment No. 2 to the Company's Registration Statement on Form S-1, File No. 333-112652, filed on May 18, 2004).
10.1
Amended and Restated Credit Agreement dated July 15, 2008 among the Company, various financial institutions, Bank of America, N.A. and Wells Fargo Bank, N.A. (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K filed on July 18, 2008.
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
10.4+
Employment Agreement dated as of March 30, 1998 between the Company and Myron C. Warshauer (incorporated by reference to exhibit 10.6 of the Company's Registration Statement on Form S-4, File No. 333-50437, filed on April 17, 1998).
10.4.1+
First Amendment to Employment Agreement dated July 7, 2003 between the Company and Myron C. Warshauer (incorporated by reference to exhibit 10.4.1 of the Company's Annual Report on Form 10-K filed for December 31, 2004).
10.4.2+
Amendment to Employment Agreement dated as of May 10, 2004 between the Company and Myron C. Warshauer (incorporated by reference to exhibit 10.4.2 of the Company's Annual Report on Form 10-K filed for December 31, 2004).
10.5+
Employment Agreement dated as of March 26, 1998 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.12 of the Company's Registration Statement on Form S-4, File No. 333-50437, filed on April 17, 1998).
10.5.1+
Amendment to Employment Agreement dated as of June 19, 2000 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.5.1 of the Company's Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).
10.5.2+
Second Amendment to Employment Agreement dated as of December 6, 2000, between the Company and Michael K. Wolf, (incorporated by reference to exhibit 10.22 to the Company's Annual Report on Form 10-K filed for December 31, 2000).
10.5.3+
Third Amendment to Employment Agreement dated April 1, 2002 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.19.3 to the Company's Annual Report on Form 10-K filed for December 31, 2002).

Exhibit Number	Description
10.5.4+	Fourth Amendment to Employment Agreement dated December 31, 2003 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.5.4 of the Company's Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).
10.5.5*+	Fifth Amendment to Employment Agreement dated December 18, 2008 between the Company and Michael K. Wolf.
10.5.6+
Sixth Amendment to Employment Agreement dated January 28, 2009 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.3 of the Company's Current Report on Form 8-K filed on February 3, 2009).
10.6+
Amended and Restated Executive Employment Agreement dated as of January 28, 2009 between Company and James A. Wilhelm (incorporated by reference to exhibit 10.3 of the Company's Current Report on Form 8-K filed on February 3, 2009).
10.7+	Employment Agreement dated May 18, 1998 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.24 of the Company's Annual Report on Form 10-K filed for December 31, 2001).
10.7.1+
First Amendment to Employment Agreement dated as of November 7, 2001 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.25 of the Company's Annual Report on Form 10-K filed for December 31, 2001).
10.7.2+
Second Amendment to Employment Agreement dated as of August 1, 2003 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.7.2 of the Company's Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).
10.7.3*+	Third Amendment to Employment Agreement dated as of April 1, 2005 between the Company and Robert N. Sacks.
10.7.4*+	Fourth Amendment to Employment Agreement dated as of December 29, 2008 between the Company and Robert N. Sacks.
10.7.5*+	Fifth Amendment to Employment Agreement dated as of January 28, 2009 between the Company and Robert N. Sacks.
10.8+
Amended and Restated Executive Employment Agreement dated as of December 1, 2002 between the Company and John Ricchiuto (incorporated by reference to exhibit 10.22.2 of the Company's Annual Report on Form 10-K filed for December 31, 2002).
10.8.1+
First Amendment to Amended and Restated Executive Employment Agreement dated as of April 11, 2005, between the Company and John Ricchiuto (incorporated by reference to exhibit 10.3 of the Company's Current Report on Form 8-K filed on March 7, 2005).
10.9+
Amended and Restated Employment Agreement dated March 1, 2005, between the Company and Steven A. Warshauer (incorporated by reference to exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 7, 2005).
10.10+
Amended and Restated Executive Employment Agreement dated as of May 18, 2006 between the Company and Edward E. Simmons (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 24, 2006).

Exhibit Number	Description
10.11+	Amended and Restated Employment Agreement between the Company and G. Marc Baumann dated as of October 1, 2001 (incorporated by reference to exhibit 10.27 to the Company's Annual Report on Form 10-K filed for December 31, 2001).
10.11.1*+	First Amendment to Amended and Restated Employment Agreement between the Company and G. Marc Baumann dated as of December 29, 2008.
10.11.2+
Second Amendment to Amended and Restated Employment Agreement between the Company and G. Marc Baumann dated as of January 28, 2009 (incorporated by reference to exhibit 10.2 of the Company's Current Report on Form 8-K filed on February 3, 2009).
10.12+
Amended and Restated Executive Employment Agreement dated as of March 1, 2005, between the Company and Thomas L. Hagerman (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K filed on March 7, 2005).
10.12.1+
First Amendment to Amended and Restated Executive Employment Agreement dated October 1, 2007 between the Company and Thomas Hagerman (incorporated by reference to exhibit 10.1 to the Company's Quarterly Report on Form 10Q filed for September 30, 2007).
10.13+
Long-Term Incentive Plan dated as of May 1, 2004 (incorporated by reference to exhibit 10.12 of Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 333-112652, filed on May 10, 2004).
10.13.1+	Long-Term Incentive Plan Amendment effective as of April 22, 2008 (incorporated by reference to Appendix B of the Company's 2008 Proxy on Form DEF 14A, filed on April 1, 2008).
10.14+
Form of Amended and Restated Stock Option Award Agreement between the Company and an optionee (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K filed on November 21, 2005).
10.14.1+
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

Exhibit Number	Description
10.17	Consulting Agreement effective as of May 1, 2007 by and among the Company, D&E Parking, Inc. and Dale G. Stark (incorporated by reference to exhibit 10.17 of the Company's Annual Report on Form 10-K for December 31, 2007).
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
10.21+
Employment Agreement dated May 7, 2004 between the Company and John V. Holten (incorporated by reference to exhibit 10.23 of Amendment No. 2 to the Company's Registration Statement on Form S-1, File No. 333-112652, filed on May 18, 2004).
10.21.1+
Side Letters dated May 7, 2004 related to the Employment Agreement dated May 7, 2004 between the Company and John V. Holten (incorporated by reference to exhibit 10.23.1 of Amendment No. 2 to the Company's Registration Statement on Form S-1, File No. 333-112652, filed on May 18, 2004).
10.22+
Consulting Agreement dated as of March 1, 2004 between the Company and Gunnar E. Klintberg (incorporated by reference to exhibit 10.24 of Amendment No. 1 to the Company's Registration Form S-1, File No. 333-112652, filed on May 10, 2004).
10.22.1+
First Amendment to Consulting Agreement dated March 15, 2006 between the Company and Gunnar E. Klintberg (incorporated by reference to exhibit 10.24.1 of the Company's Current Report on Form 8-K filed on March 16, 2006).

Exhibit Number	Description
10.23	Form of Registration Rights Agreement dated as of May 27, 2004 between the Company and Steamboat Industries LLC (incorporated by reference to exhibit 10. 26 of Amendment No. 3 to the Company's Registration Statement on Form S-1, File No. 333-112652, filed on May 24, 2004).
10.24
Stock Repurchase Agreement dated as of December 31, 2007, by and between the Company and Steamboat Industries LLC (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K filed on January 3, 2008).
10.25	Form of Property Management Agreement (incorporated by reference to exhibit 10.30 of the Company's Annual Report on Form 10-K filed on March 10, 2006).
10.26	Standard Parking Corporation Restricted Stock Unit Agreement dated as of July 1, 2008 (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K filed on July 2, 2008.
10.27*	Guaranty Agreement of APCOA/Standard Parking, Inc. dated as of March 2000 to and for the benefit of the State of Connecticut, Department of Transportation.
10.28*	Construction, Financing and Operating Special Facility Lease Agreement dated as of March 2000 between the State of Connecticut Department of Transportation and APCOA Bradley Parking Company, LLC.
10.29*	Trust Indenture dated March 1, 2000 between State of Connecticut and First Union National Bank as Trustee.
14.1	Code of Ethics (incorporated by reference to exhibit 14.1 of the Company's Annual Report on Form 10-K for December 31, 2002).
21.1*	Subsidiaries of the Company
23*	Consent of Independent Registered Public Accounting Firm dated as of March 12, 2009.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by James A. Wilhelm.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by G. Marc Baumann.
31.3*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Daniel R. Meyer.
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by James A. Wilhelm, G. Marc Baumann and Daniel R. Meyer.

*
Filed herewith.

+
Management contract or compensation plan, contract or agreement.