Form 10-Q
period 2009-03-31
STANDARD PARKING CORP
filed 2009-05-07
CIK 1059262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of May 1, 2009, there were 15,270,057 shares of common stock of the registrant outstanding.

STANDARD PARKING CORPORATION
FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
STANDARD PARKING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share data)

	March 31, 2009	December 31, 2008
	(Unaudited)	(see Note)
ASSETS
Current assets:
Cash and cash equivalents	$9,788	$8,301
Notes and accounts receivable, net	45,130	45,198
Prepaid expenses and supplies	2,357	2,496
Deferred taxes	3,253	3,253

Total current assets	60,528	59,248

Leasehold improvements, equipment and construction in progress, net	17,408	17,542
Advances and deposits	3,952	4,433
Long-term receivables, net	7,762	6,680
Intangible and other assets, net	7,182	6,916
Cost of contracts, net	11,077	10,872
Goodwill	123,316	123,550

Total assets	$231,225	$229,241

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$45,486	$46,446
Accrued and other current liabilities	29,223	31,416
Current portion of long-term borrowings	925	1,068

Total current liabilities	75,634	78,930

Deferred taxes	3,917	3,305
Long-term borrowings, excluding current portion	130,971	123,996
Other long-term liabilities	20,926	22,052

Stockholders’ equity (deficit) (1):
Common stock, par value $.001 per share; 21,300,000 shares authorized; 15,282,708 and 16,110,781 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	15	16
Additional paid-in capital	89,276	103,541
Accumulated other comprehensive income (loss)	(149)	85
Treasury stock, at cost 12,651 and 627,423 shares as of March 31, 2009 and December 31, 2008, respectively	(252)	(11,161)
Accumulated deficit	(89,066)	(91,464)

Total Standard Parking Corporation stockholders’ (deficit) equity	(176)	1,017
Noncontrolling interest	(47)	(59)

Total stockholders’ (deficit) equity	(223)	958

Total liabilities and stockholders’ (deficit) equity	$231,225	$229,241

Note:	The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

(1)	Adjusted to reflect the effect of the 2-for-1 stock split in January 2008. See Note 2. Stock Split for additional information.
See Notes to Condensed Consolidated Interim Financial Statements.

STANDARD PARKING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for share and per share data, unaudited)

	Three Months Ended
	March 31, 2009	March 31, 2008

Parking services revenue:
Lease contracts	$34,700	$37,694
Management contracts	38,293	35,880

	72,993	73,574
Reimbursed management contract expense	102,558	99,451

Total revenue	175,551	173,025

Cost of parking services:
Lease contracts	32,949	34,893
Management contracts	20,391	17,046

	53,340	51,939
Reimbursed management contract expense	102,558	99,451

Total cost of parking services	155,898	151,390

Gross profit:
Lease contracts	1,751	2,801
Management contracts	17,902	18,834

Total gross profit	19,653	21,635

General and administrative expenses (1)	12,761	11,411
Depreciation and amortization	1,487	1,371

Operating income	5,405	8,853
Other expenses (income):
Interest expense	1,436	1,518
Interest income	(67)	(42)

	1,369	1,476
Income before income taxes	4,036	7,377
Income tax expense	1,574	2,978

Net income	2,462	4,399

Less: Net income attributable to noncontrolling interest	(64)	(122)

Net income attributable to Standard Parking Corporation	$2,398	$4,277

Common stock data (2):
Net income per share:
Basic	$0.15	$0.24
Diluted	$0.15	$0.23
Weighted average shares outstanding:
Basic	15,296,282	18,122,846
Diluted	15,628,952	18,534,770

(1)	Non-cash stock based compensation expense of $527 and $53 for the three months ended March 31, 2009 and 2008, respectively, is included in general and administrative expenses.

(2)	Share and per share amounts have been retroactively adjusted for the effect of the 2-for-1 stock split in January 2008. See Note 2. Stock Split for additional information.
See Notes to Condensed Consolidated Interim Financial Statements.

STANDARD PARKING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended
	March 31, 2009	March 31, 2008

Operating activities:
Net income	$2,462	$4,399
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	1,390	1,367
Loss on sale of assets	82	4
Amortization of debt issuance costs	161	71
Non-cash stock-based compensation	527	53
Excess tax benefit related to stock option exercises	—	(319)
(Reversal) provision for losses on accounts receivable	(36)	10
Deferred income taxes	612	1,717
Change in operating assets and liabilities	(4,914)	(3,009)

Net cash provided by operating activities	284	4,293

Investing activities:
Acquisitions	—	(5,459)
Purchase of leaseholds improvements and equipment	(847)	(1,052)
Cost of contracts purchased	(604)	(96)
Contingent purchase payments	(8)	—

Net cash used in investing activities	(1,459)	(6,607)

Financing activities:
Repurchase of common stock	(3,884)	(7,799)
Proceeds from exercise of stock options	—	222
Tax benefit related to stock option exercises	—	319
Proceeds from senior credit facility	7,150	12,850
Distribution to noncontrolling interest	(52)	(149)
Payments on long-term borrowings	(29)	(28)
Payments on capital leases	(289)	(456)

Net provided by in financing activities	2,896	4,959

Effect of exchange rate changes on cash and cash equivalents	(234)	(56)

Increase in cash and cash equivalents	1,487	2,589
Cash and cash equivalents at beginning of period	8,301	8,466

Cash and cash equivalents at end of period	$9,788	$11,055

Supplemental disclosures:
Cash paid during the period for:
Interest	$1,546	$1,409
Income taxes	594	501
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
In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the financial position and results of operations have been included. Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that might be expected for any other interim period or the fiscal year ending December 31, 2009. The financial statements presented in this report should be read in conjunction with the consolidated financial statements and footnotes thereto included in our 2008 Annual Report on Form 10-K filed March 13, 2009.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and joint ventures in which the Company has more than 50% ownership interest. Noncontrolling interest recorded in the consolidated statement of income is the joint venture partner’s non-controlling interest in consolidated joint ventures. We have interests in twelve joint ventures, each of which operates between one and twenty-two parking facilities. Of the twelve joint ventures, nine are majority owned by us and are consolidated into our financial statements, and three are single purpose entities where we have a 50% interest or a minority interest. Investments in joint ventures where the Company has a 50% or less non-controlling ownership interest are accounted for under the equity method. All significant intercompany profits, transactions and balances have been eliminated in consolidation.
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
3. Stock-Based Compensation
The Company accounts for share-based payment awards in accordance with SFAS No. 123R, “Share-Based Payment,” as interpreted by SAB No. 107. Under the provisions of SFAS No. 123R, share-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period) for awards expected to vest (considering estimated forfeitures).
The Company has an amended and restated Long-Term Incentive Plan that was adopted in conjunction with our IPO. On February 27, 2008, our Board approved an amendment to our Long-Term Incentive Plan, subject to shareholder approval, that increased the maximum number of shares of common stock available for awards under the Long-Term Incentive Plan from 2,000,000 to 2,175,000 and extended the Plan’s termination date. Our shareholders approved this Plan amendment on April 22, 2008, and the Plan now terminates twenty years from the date of such approval, or April 22, 2028. At March 31, 2009, 123,149 shares remained available for award under the Plan. In most cases, options granted under the Plan vest at the end of a three-year period from the date of the award. Options are granted with an exercise price equal to the closing price at the date of grant.

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
There were no options granted during the three months ended March 31, 2009.
On January 24, 2008, we issued vested stock grants totaling 1,084 shares to a director. The total value of the grant was $25 and is included in general and administrative expenses.
The Company recognized no stock based compensation expense related to stock options for the three months ended March 31, 2009 and $26 of stock based compensation expense for the three months ended March 31, 2008, which is included in general and administrative expense. As of March 31, 2009, there was no unrecognized compensation costs related to unvested options.
Performance-Based Incentive Program
In December 2006, the Board of Directors adopted a performance-based incentive program under our Long-Term Incentive Plan. This new program provided participating executives with the opportunity to earn a combination of stock (50%) and cash (50%) if certain performance targets for pre-tax income and pre-tax free cash flow are achieved. On February 23, 2007, certain participating executives became entitled to performance restricted stock based on the stock price at the commencement of the three year performance cycle (2007 — 2009) and as a result 16,404 shares were issued subject to vesting upon the achievement of the performance goals. On April 13, 2007, an additional 13,294 shares of the performance restricted stock were issued subject to vesting upon the achievement of the three year performance goals to the remaining participating executives. On December 31, 2007, 3,849 shares were released free of restrictions in accordance with the achievement of the first year performance goals. On December 31, 2008, 7,072 shares were released free of restrictions in accordance with the achievement of the second year performance goals.
In accordance with SFAS No. 123R, recording of stock-based compensation expense for awards with performance conditions is based on the probable outcome of that performance condition. The Company recognized $10 and $27 of stock-based compensation expense and $10 and $27 of cash compensation expense related to the performance-based incentive program, for the three months ended March 31, 2009 and 2008, respectively, which is included in general and administrative expenses. As of March 31, 2009, there was $63 of unrecognized compensation costs related to the performance-based incentive program which is expected to be recognized over a weighted average period of 0.75 years.
Restricted Stock Units
In March 2008, the Company’s Compensation Committee and the Board of Directors authorized a one-time grant of 750,000 restricted stock units that subsequently were awarded to members of our senior management team on July 1, 2008. In November 2008, an additional 5,000 restricted stock units were awarded. The restricted stock units vest in one-third installments on each of the tenth, eleventh and twelfth anniversaries of the grant date. The restricted stock unit agreements provide for accelerated vesting upon the recipient’s retirement age.
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
The Company recognized $517 of stock based compensation expense related to the restricted stock units for the three months ended March 31, 2009, which is included in general and administrative expense. As of March 31, 2009, there was $11,303 of unrecognized stock-based compensation costs, net of estimated forfeitures, related to the restricted stock units that is expected to be recognized over a weighted average period of approximately 7.7 years.
4. Net Income Per Common Share
In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” FSP EITF 03-6-1 was issued to clarify that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities. This FSP also provides guidance on how to allocate earnings to participating securities and compute basic earnings per share using the two-class method. FSP EITF 03-6-1 was effective for fiscal years beginning after December 15, 2008. The Company adopted FSP EITF 03-6-1 on January 1, 2009. The adoption of this FSP did not have a material impact on the Company’s earnings per share calculations.

A reconciliation of the weighted average basic common shares outstanding to the weighted average diluted common shares outstanding is as follows:

	Three months ended March 31,
	2009	2008

Weighted average common shares outstanding — Basic	15,296,282	18,122,846
Effect of dilutive options	332,670	411,924

Weighted average common shares outstanding — Diluted	15,628,952	18,534,770

Net income per share:
Basic	$0.15	$0.24
Diluted	$0.15	$0.23
There were no anti-dilutive options for the three months ended March 31, 2009 and 2008.
For the three months ended March 31, 2009 and 2008, 18,777 and 25,849 shares, respectively, of performance based restricted stock were not included in the computation of weighted diluted common share amounts because the number of shares ultimately issued is contingent on the Company’s performance goals, which were not achieved as of that date.
There are no additional securities that could dilute basic EPS in the future that were not included in the computation of diluted EPS, other than those disclosed.
5. Recently Issued Accounting Pronouncements
Accounting Standards Not Yet Adopted
In April 2009, the Financial Accounting Standards Board (FASB) issued three FSPs related to fair value measurements. The first, FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidance on determining whether a market is inactive and whether transactions in that market are distressed. The second FSP issued, FSP FAS 115-2, FAS 124-2, and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides guidance on how to assess whether an asset has experienced an other-than-temporary impairment and, if so, where the impairment should be recorded in the financial statements. The third FSP issued, FSP FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments, requires that disclosures currently required under SFAS No. 107, Disclosures about Fair Value of Financial Instruments, be presented for interim periods as well as annual periods. These FSPs are first effective for interim periods ending after June 15, 2009 and are not expected to have a material impact on the Company’s consolidated financial statements.

Accounting Standards Adopted
In September 2006, the FASB issued Statement of Financial Accounting Standards, Fair Value Measurements (“Statement No. 157”). Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements. The statement emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies are required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. On January 1, 2008, the Company adopted the provisions of Statement No. 157 related to financial assets and liabilities, as well as other liabilities carried at fair value on a recurring basis. These provisions did not have a material impact on the Company’s consolidated financial statements. On January 1, 2009, the Company adopted the provisions of Statement No. 157 related to nonfinancial assets and liabilities. The adoption of these provisions will not have a material impact on the Company’s consolidated financial statements.
On January 1, 2009, we adopted the provisions of Statement No. 141 (Revised 2007), Business Combinations (“Statement No. 141R”). Statement No. 141R establishes principles and requirements on how an acquirer recognizes and measures in its financial statements identifiable assets acquired, liabilities assumed, noncontrolling interests in the acquiree, goodwill or gain from a bargain purchase and accounting for transaction costs. Additionally, Statement No. 141R determines what information must be disclosed to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of Statement No. 141R did not have an impact on our consolidated financial statements, but will have an impact on the accounting for future business combinations.
On January 1, 2009, we adopted the provisions of Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. (“Statement No. 160”). Statement No. 160 requires entities to report noncontrolling (minority) interests as a component of shareholders’ equity on the balance sheet; include all earnings of a consolidated subsidiary in consolidated results of operations; and treat all transactions between the parent and its noncontrolling interest holder that increase or decrease the noncontrolling interest as equity provided the parent does not lose control. The adoption of Statement 160 is reflected in these financial statements.
6. Acquisitions
During the year ended December 31, 2008, the Company completed two acquisitions. Consideration for all acquisitions was $8,505 of which $6,008 was paid in cash and $2,497 in a discounted non-interest bearing note to be paid in annual installments of $600, commencing February 2009 and an estimated $187 to be paid in the future based upon financial performance compared to forecast. On March 31, 2009, we entered into a settlement agreement with the principals of G.O. Parking which amended the installment payment agreement, provided for a termination fee and a reimbursement of legal fees we incurred for post acquisition disputes. On April 14th we paid G.O. parking $1,680 in lieu of the original installment payment obligation. In addition, the Company paid and capitalized $310 in acquisition costs. A summary of the acquisitions follows:
•	In November 2008, we acquired certain assets of Downtown Valet, LLC, a valet parking operator in Seattle, Washington.
•	In February 2008, we acquired certain assets of G.O. Parking, a parking operator in Chicago, Illinois.
The acquisitions of Downtown Valet, LLC and G.O. Parking represent acquisitions of businesses, as defined by EITF Issue No. 98-3.
These acquisitions consisted of goodwill of $3,007, cost of contract of $5,314, intangible assets of $233 and equipment of $261. At December 31, 2008, we accrued for a contingency payment of $225 related to a 2007 acquisition.
The acquisitions for 2008 were accounted for using the purchase method of accounting. The Company financed the acquisitions through additional term borrowings under the senior credit facility and existing cash. The results of operations of these acquisitions are included in the Company’s consolidated statement of income from the date of acquisition. None of the acquisitions, either individually or in the aggregate, is considered material to the Company.

7. Leasehold Improvements, Equipment and Construction in Progress, Net
A summary of leasehold improvements, equipment, and construction in progress and related accumulated depreciation and amortization is as follows:

	Ranges of Estimated useful life	March 31, 2009	December 31, 2008
		(Unaudited)
Equipment	2-10 years	$29,764	$29,615
Leasehold improvements	Shorter of lease term or economic life up to 10 years	10,515	10,340
Construction in progress		6,626	6,517

		46,905	46,472
Less accumulated depreciation and amortization		(29,497)	(28,930)

Leasehold improvements, equipment and construction in progress, net		$17,408	$17,542

Depreciation expense was $966 and $994 for the three months ended March 31, 2009 and 2008, respectively. Depreciation includes losses on abandonments of leasehold improvements and equipment of $97 and $4 in 2009 and 2008, respectively.
8. Cost of Contracts, Net
Cost of contracts represents the contractual rights associated with providing parking services at a managed or leased facility. Cost consists of either capitalized payments made to third parties or the value ascribed to contracts acquired through acquisition. Cost of contracts is amortized over the estimated life of the contracts, including anticipated renewals and terminations.
The balance of cost of contracts is comprised of the following:

	March 31, 2009	December 31, 2008
	(Unaudited)
Cost of contracts	$15,906	$15,303
Accumulated amortization	(4,829)	(4,431)

Cost of contracts, net	$11,077	$10,872

During 2008, we retired fully amortized contracts in the amount of $29,177 that had expired.
Amortization expense related to cost of contracts was $397 and $305 for the three months ended March 31, 2009 and 2008, respectively. The weighted average useful life is 10 years for 2009 and 9 years for 2008.
9. Goodwill and Intangible Assets
In accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets”, goodwill was assigned to reporting units that we now present based upon the specific Region where the assets acquired and associate goodwill resided.
As a result of the acquisitions which occurred during 2008 and 2007, our contingent payment obligations outstanding as of March 31, 2009 total $1,415 which may be paid over time provided certain performance criteria is achieved. Such contingent payments will be accounted for as additional purchase price if the performance criteria is achieved; accordingly, the contingent payment obligation is not recorded at December 31, 2008.
The following table reflects the changes in the carrying amounts of goodwill by reported segment for the three months ended March 31, 2009 (Unaudited).

	Region	Region	Region	Region
	One	Two	Three	Four	Total
Balance as of January 1, 2009	$58,454	$15,479	$27,040	$22,577	$123,550
Adjustments to purchase price	(100)	—	—	—	(100)
Contingency payments related to acquisitions	—	—	8	—	8
Foreign currency translation	—	(142)	—	—	(142)

Balance as of March 31, 2009	$58,354	$15,337	$27,048	$22,577	$123,316

10. Long-Term Receivables, Net
Long-term receivables, net, consist of the following:

	Amount Outstanding
	March 31, 2009	December 31, 2008
	(Unaudited)
Bradley International Airport
Deficiency payments	$7,043	$5,961
Other Bradley related, net	3,203	3,203
Valuation allowance	(2,484)	(2,484)

Total long-term receivables, net	$7,762	$6,680

Agreement
We entered into a 25-year agreement with the State of Connecticut that expires on April 6, 2025, under which we operate the surface parking and 3,500 garage parking spaces at Bradley International Airport located in the Hartford, Connecticut metropolitan area. The Company expects to receive a management fee for managing this parking facility.
The parking garage was financed on April 6, 2000 through the issuance of $53,800 of State of Connecticut special facility revenue bonds, representing $47,700 non-taxable Series A bonds and a separate taxable issuance of $6,100 Series B bonds. The Series B bonds were retired on July 1, 2006 according to the terms of the indenture. The Bradley agreement provides that we deposit with a trustee for the bondholders all gross revenues collected from operations of the surface and garage parking, and from these gross revenues, the trustee pays debt service on the special facility revenue bonds, operating and capital maintenance expenses of the surface and garage parking facilities and specific annual guaranteed minimum payments to the State. Principal and interest on the Bradley special facility revenue bonds increase from approximately $3,600 in lease year 2002 to approximately $4,500 in lease year 2025. Annual guaranteed minimum payments to the State will increase from approximately $8,300 in lease year 2002 to approximately $13,200 in lease year 2024; $9,648 is the guaranteed minimum payment for calendar year 2009. The annual minimum guaranteed payment to the State by the trustee for the three months ended March 31, 2009 and 2008 was $2,412 and $2,362, respectively.
All of the cash flow from the Parking Facilities is pledged to the security of the bonds and is collected and deposited with the bond trustee. Each month the bond trustee makes certain required monthly distributions, which are characterized as “Guaranteed Payments.” To the extent the monthly gross receipts generated by the Parking Facilities are not sufficient for the trustee to make the required Guaranteed Payments, we are obligated to deliver the deficiency amount to the trustee. Additionally, the Guaranteed Payments are required to be paid before we are reimbursed for deficiency payments or management fees.
The following is the list of Guaranteed Payments:
•	Garage and Surface Operating Expenses,
•	Principal and Interest on Bonds,
•	Trustee Expenses
•	Major Maintenance and Capital Improvement Deposits
•	State Minimum Guarantee
However, to the extent there is a cash surplus in any month during the term of the Lease, we have the right to be repaid the principal amount of any and all deficiency payments previously made, together with actual interest expenses and a premium, not to exceed 10% of the initial deficiency payment. We calculate and record interest income and premium income in the period the associated deficiency payment is received from the trustee.
Deficiency Payments
To the extent that monthly gross receipts are not sufficient for the trustee to make the required payments, we are obligated pursuant to our agreement to deliver the deficiency amount to the trustee within three business days of being notified. We are responsible for these deficiency payments regardless of the amount of utilization for the Bradley parking facilities. The deficiency payments represent contingent interest bearing advances to the trustee to cover operating cash flow requirements. To the extent sufficient funds are available in the appropriate fund, the trustee is then directed by the State to reimburse us for deficiency payments up to the amount of the calculated surplus.
In the three months ended March 31, 2009, we made deficiency payments (net of repayments received) of $1,082 and we did not record or receive any interest and premium income deficiency repayments from the trustee. In the three months ended March 31, 2008, we made deficiency payments (net of repayments received) of $952 and we did not record or receive any interest and premium income related to deficiency repayments from the trustee. The receivable from the trustee for interest and premium income related to deficiency repayments was $0 as of March 31, 2009 and March 31, 2008.

The deficiency payments, if any, are recorded as a receivable by us for which we are reimbursed from time to time as provided in the trust agreement. As of March 31, 2009 and December 31, 2008, we have a receivable of $7,043 and $5,961, respectively, compromised of cumulative deficiency payments to the trustee, net of reimbursements. We believe these advances to be fully recoverable and therefore have not recorded a valuation allowance for them. We do not guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.
The Construction, Financing and Operating Special Facility Lease Agreement, which governs reimbursement of Guarantor Payments, places no time restriction or limits on our right to reimbursement.
The following table reconciles the beginning and ending balance of the receivable for each period presented:

	March 31, 2009	December 31, 2008
	(Unaudited)
Deficiency payments:
Balance at beginning of period	$5,961	$4,135
Deficiency payments made	1,082	2,153
Deficiency repayment received	—	(327)

Balance at end of period	7,043	5,961
Other Bradley related	3,203	3,203
Valuation allowance	(2,484)	(2,484)

Total long-term receivables	$7,762	$6,680

Compensation
In addition to the recovery of certain general and administrative expenses incurred, our agreement provides for an annual management fee payment which is based on three operating profit tiers calculated for each year during the term of the agreement. The management fee is further apportioned 60% to us and 40% to an un-affiliated entity. To the extent that funds are available for the trustee to make a distribution, the annual management fee is paid when sufficient cash is paid after the Guaranteed Payments (as defined in our agreement), and after the repayment of all deficiency payments, including accrued interest and premium. However, our right to the management fee accrues each year during the term of the agreement and is paid when sufficient cash is available for the trustee to make a distribution.
The annual management fee is paid after the repayment of all deficiency payments, including accrued interest and premium. Therefore, due to the existence and length of time for repayment of the deficiency amounts to the Company, no management fees have been recognized. Management fees will be recognized in accordance with SAB 104 when “collectibility is reasonably assured”.
Cumulative management fees of $3,750 have not been recognized as of March 31, 2009 and no management fee income was recognized during the three months ending March 31, 2009, 2008, and 2007.
11. Borrowing Arrangements
Long-term borrowings, in order of preference, consist of:

		Amount Outstanding
	Due Date	March 31, 2009	December 31, 2008
		(Unaudited)
Senior credit facility	June 2013	$127,750	$120,600
Capital lease obligations	Various	2,750	3,039
Obligations on Seller notes and other	Various	1,396	1,425

		131,896	125,064
Less current portion		925	1,068

		$130,971	$123,996

Senior Credit Facility
On July 15, 2008, we entered into an amended and restated credit agreement which restated our credit facility dated June 29, 2006.
The $210,000 revolving senior credit facility will expire in July 2013. The revolving senior credit facility includes a letter of credit sub-facility with a sublimit of $50,000.
This revolving senior credit facility bears interest, at our option, at either (1) LIBOR plus the applicable LIBOR Margin ranging between 2.00% and 3.50% depending on the ratio of our total funded indebtedness to our EBITDA from time to time (“Total Debt Ratio”) or (2) the Base Rate (as defined below) plus the applicable Base Rate Margin ranging between 0.50% and 2.00% depending on our Total Debt Ratio. We may elect interest periods of one, two, three or six months for LIBOR based borrowings. The Base Rate is the greater of (i) the rate publicly announced from time to time by Bank of America, N.A. as its “prime rate”, or (ii) the overnight federal funds rate plus 0.50%.
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
We are in compliance with all of our financial covenants as of March 31, 2009.
The weighted average interest rate on our senior credit facility at March 31, 2009 and December 31, 2008 was 3.0% and 3.6%, respectively. The rate includes all outstanding LIBOR contracts, interest rate cap effect and letters of credit. The weighted average interest rate on outstanding borrowings, not including letters of credit, was 3.1% and 3.8% at March 31, 2009 and December 31, 2008, respectively.

At March 31, 2009, we had $18,884 of letters of credit outstanding under the senior credit facility, borrowings against the senior credit facility aggregated $127,750, and we had $19,346 available under the senior credit facility.
We have entered into various financing agreements, which were used for the purchase of equipment.
12. Stock Repurchases
2009 Stock Repurchases
In July 2008, the Board of Directors authorized us to repurchase shares of our common stock, on the open market or through private purchases, up to $60,000 in aggregate. As of December 31, 2008, $22,857 remained available for repurchase under this authorization.
During the first quarter of 2009, we repurchased from third party shareholders 93,600 shares at an average price of $18.23 per share, including average commissions of $0.03 per share, on the open market. Our majority shareholder sold to us 119,701 shares in the first quarter at an average price of $18.20 per share. The total value of the first quarter transactions was $3,884. 200,650 shares were retired during the first quarter of 2009 and the remaining 12,651 shares were retired in April 2009.
As of March 31, 2009, $18,973 remained available for repurchase under the July 2008 authorization by the Board of Directors.
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
13. Business Unit Segment Information
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
The Company is managed based on regions administered by executive vice presidents. Three regions are generally organized geographically with the fourth region encompassing major airports and transportation operations nationwide. The following is a summary of revenues (excluding reimbursement of management contract expenses) and gross profit by regions for the three months ended March 31, 2009 and 2008. Information related to prior periods has been recast to conform to the current region alignment.

In accordance with SFAS 131, the Company has provided this business unit segment information for all comparable prior periods. Segment information is summarized as follows (in thousands):

	For the three months ended
	March 31, 2009		March 31, 2008
		Gross Margin		Gross Margin
Revenues:
Region One
Lease contracts	$16,980		$16,847
Management contracts	12,665		12,147

Total Region One	29,645		28,994
Region Two
Lease contracts	3,702		3,653
Management contracts	5,109		4,547

Total Region Two	8,811		8,200
Region Three
Lease contracts	4,081		4,980
Management contracts	12,124		11,690

Total Region Three	16,205		16,670
Region Four
Lease contracts	9,913		12,162
Management contracts	8,317		7,788

Total Region Four	18,230		19,950
Other
Lease contracts	24		52
Management contracts	78		(292)

Total Other	102		(240)
Reimbursed expense	102,558		99,451

Total revenues	$175,551		$173,025

Gross Profit
Region One
Lease contracts	602	4%	844	5%
Management contracts	6,553	52%	6,730	55%

Total Region One	7,155		7,574
Region Two
Lease contracts	242	7%	586	16%
Management contracts	2,336	46%	2,691	59%

Total Region Two	2,578		3,277
Region Three
Lease contracts	344	8%	(34)	(1)%
Management contracts	5,298	44%	5,360	46%

Total Region Three	5,642		5,326
Region Four
Lease contracts	522	5%	1,271	10%
Management contracts	4,090	49%	3,573	46%

Total Region Four	4,612		4,844
Other
Lease contracts	41	171%	134	258%
Management contracts	(375)	(481)%	480	(188)%

Total Other	(334)		614
Total gross profit	19,653		21,635
General and administrative expenses	12,761		11,411
General and administrative expense percentage of gross profit	65%		53%
Depreciation and amortization	1,487		1,371

Operating income	5,405		8,853
Other expenses (income):
Interest expense	1,436		1,518
Interest income	(67)		(42)

	1,369		1,476
Income before income taxes	4,036		7,377
Income tax expense	1,574		2,978

Net income	2,462		4,399
Less: Net income attributable to noncontrolling interest	(64)		(122)

Net income attributable to Standard Parking Corporation	$2,398		$4,277

Region One encompasses operations in Delaware, District of Columbia, Illinois, Indiana, Iowa, Kansas, Maine, Maryland, Massachusetts, Minnesota, Missouri, New Hampshire, New Jersey, New York, North Carolina, Ohio, Rhode Island, Vermont, Virginia, and Wisconsin.
Region Two encompasses operations in Alabama, Alberta, British Columbia, Florida, Georgia, Louisiana, Ontario, Tennessee, and Texas.
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
14. Comprehensive Income
Comprehensive income consists of the following components:

	For the three months ended
	March 31, 2009	March 31, 2008
	(Unaudited)
Net income	$2,462	$4,399
Revaluation of interest rate cap	—	95
Effect of foreign currency translation	(234)	(55)

Comprehensive income	2,228	4,439
Less: Net income attributable to noncontrolling interest	(64)	(122)

Comprehensive income attributable to Standard Parking Corporation	$2,164	$4,317

15. Income Taxes
For the three months ended March 31, 2009, the Company recognized income tax expense of $1,574 on pre-tax earnings of $4,036 compared to $2,978 income tax expense on pre-tax earnings of $7,377 for the three months ended March 31, 2008. Income tax expense is based on a projected annual effective tax rate of approximately 39.6% for the three months ended March 31, 2009 compared to approximately 41.0% for the three months ended March 31, 2008. The change in the Company’s effective tax rate resulted primarily from a decrease in the Company’s state effective tax rate.
In July 2006, FASB issued Statement of Financial Accounting Standards Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes potential interest and penalties related to uncertain tax positions, if any, in income tax expense. Upon adoption, the Company completed a detailed analysis of its tax positions and determined that the implementation of FIN 48 did not have an impact on the Company’s financial position or results from operations. As of March 31, 2009, the Company has not identified any tax positions that would have a material impact on the Company’s financial position.

The tax years that remain subject to examination for the Company’s major tax jurisdictions at March 31, 2009 are shown below:

2004 – 2008	United States — federal income tax
2003 – 2008	United States — state and local income tax
2004 – 2008	Canada
16. Hurricane Katrina
On May 2, 2008, we entered into a definitive settlement agreement with our insurance carrier to finalize all of our open claims with respect to Hurricane Katrina. The settlement agreement was for $4,225 of which $2,000 was received previously. We were required to reimburse the owners of the leased and managed locations for property damage of approximately $2,228. After payment of settlement fees, expenses and other amounts due under contractual arrangements, in the second quarter of 2008, we recorded $1,997 in pre-tax income, of which $1,577 was recorded as revenue and $420 was recorded as a reduction of general and administrative expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion will assist in understanding our financial position and results of operations. The information below should be read in conjunction with the consolidated financial statements, the related notes to the consolidated financial statements and our Form 10-K for the year ended December 31, 2008.
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
We continue to be subject to certain factors that could cause our results to differ materially from expected and historical results (see the “Risk Factors” set forth in our 2008 Form 10-K filed on March 13, 2009 and this Form 10-Q).
Overview
Our Business
We manage parking facilities in urban markets and at airports across the United States and in three Canadian provinces. We do not own any facilities, but instead enter into contractual relationships with property owners or managers.
We operate our clients’ properties through two types of arrangements: management contracts and leases. Under a management contract, we typically receive a base monthly fee for managing the facility, and we may also receive an incentive fee based on the achievement of facility performance objectives. We also receive fees for ancillary services. Typically, all of the underlying revenues and expenses under a standard management contract flow through to our clients rather than to us. However, some management contracts, which are referred to as “reverse” management contracts, usually provide for larger management fees and require us to pay various costs. Under lease arrangements, we generally pay to the property owner either a fixed annual rent, a percentage of gross customer collections or a combination thereof. We collect all revenues under lease arrangements and we are responsible for most operating expenses, but we are typically not responsible for major maintenance, capital expenditures or real estate taxes. Margins for lease contracts vary significantly, not only due to operating performance, but also due to variability of parking rates in different cities and varying space utilization by parking facility type and location. As of March 31, 2009, we operated 90% of our locations under management contracts and 10% under leases.
In evaluating our financial condition and operating performance, management’s primary focus is on our gross profit, total general and administrative expense and general and administrative expense as a percentage of our gross profit. Although the underlying economics to us of management contracts and leases are similar, the manner in which we are required to account for them differs. Revenue from leases includes all gross customer collections derived from our leased locations (net of parking tax), whereas revenue from management contracts only includes our contractually agreed upon management fees and amounts attributable to ancillary services. Gross customer collections at facilities under management contracts, therefore, are not included in our revenue. Accordingly, while a change in the proportion of our operating agreements that are structured as leases versus management contracts may cause significant fluctuations in reported revenue and expense of parking services, that change will not artificially affect our gross profit. For example, as of March 31, 2009, 90% of our locations were operated under management contracts and 91% of our gross profit for the period ended March 31, 2009 was derived from management contracts. Only 52% of total revenue (excluding reimbursement of management contract expenses), however, was from management contracts because under those contracts the revenue collected from parking customers belongs to our clients. Therefore, gross profit and total general and administrative expense, rather than revenue, are management’s primary focus.
General Business Trends
We believe that sophisticated commercial real estate developers and property managers and owners recognize the potential for parking and related services to be a profit generator rather than a cost center. Often, the parking experience makes both the first and the last impressions on their properties’ tenants and visitors. By outsourcing these services, they are able to capture additional profit by leveraging the unique operational skills and controls that an experienced parking management company can offer. Our ability to consistently deliver a uniformly high level of parking and related services and maximize the profit to our clients improves our ability to win contracts and retain existing locations. Our location retention rate for the twelve month period ended March 31, 2009 was 89%, compared to 92% for the year-ago period, which also reflects our decision not to renew, or terminate, unprofitable contracts.

For the three months ended March 31, 2009 compared to the three months ended March 31, 2008, average gross profit per location decreased by 8.1% from $9.8 thousand to $9.0 thousand, primarily due to the economic downturn and a negative fluctuation in prior years insurance reserve adjustments.
Summary of Operating Facilities
We focus our operations in core markets where a concentration of locations improves customer service levels and operating margins. The following table reflects our facilities operated at the end of the periods indicated:

	March 31, 2009	December 31, 2008	March 31, 2008

Managed facilities	1,960	1,986	1,966
Leased facilities	225	229	244

Total facilities	2,185	2,215	2,210

Revenue
We recognize parking services revenue from lease and management contracts as the related services are provided. Substantially all of our revenues come from the following two sources:
•	Parking services revenue—lease contracts. Parking services revenues related to lease contracts consist of all revenue received at a leased facility, including parking receipts (net of parking tax), consulting and real estate development fees, gains on sales of contracts and payments for exercising termination rights.
•	Parking services revenue—management contracts. Management contract revenue consists of management fees, including both fixed and performance-based fees, and amounts attributable to ancillary services such as accounting, equipment leasing, payments received for exercising termination rights, consulting, developmental fees, gains on sales of contracts,as well as insurance and other value-added services with respect to managed locations. We believe we generally purchase required insurance at lower rates than our clients can obtain on their own because we effectively self-insure for all liability and worker’s compensation claims by maintaining a large per-claim deductible. As a result, we have generated operating income on the insurance provided under our management contracts by focusing on our risk management efforts and controlling losses. Management contract revenues do not include gross customer collections at the managed locations as this revenue belongs to the property owner rather than to us. Management contracts generally provide us with a management fee regardless of the operating performance of the underlying facility.
Conversions between type of contracts (lease or management) are typically determined by our client and not us. Although the underlying economics to us of management contracts and leases are similar, the manner in which we account for them differs substantially.
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

Results of Operations
Three Months ended March 31, 2009 Compared to Three Months ended March 31, 2008
The following table presents the material factors that impact our revenue.

	Three Months Ended
	March 31,		Variance
	2009	2008	Amount	%
		(in millions)
Lease contract revenue:
New location	$2.4	$0.2	$2.2	1100.0
Contract expirations	0.3	2.4	(2.1)	(87.5)
Same location:
Short-term parking	20.3	22.2	(1.9)	(8.6)
Monthly parking	9.5	10.0	(0.5)	(5.0)

Total same location	29.8	32.2	(2.4)	(7.5)
Conversions	—	1.6	(1.6)	(100.0)
Acquisitions	2.2	1.3	0.9	69.2

Total lease contract revenue	$34.7	$37.7	$(3.0)	(8.0)

Management contract revenue:
New location	$3.0	$0.3	$2.7	900.0
Contract expirations	0.4	4.8	(4.4)	(91.7)
Same location	31.9	28.6	3.3	11.5
Conversions	0.1	—	0.1	100.0
Acquisitions	2.9	2.2	0.7	31.8

Total management contract revenue	$38.3	$35.9	$2.4	6.7

Reimbursement of management contract expense	$102.3	$99.5	$2.8	2.8

Parking services revenue—lease contracts. Lease contract revenue decreased $3.0 million, or 8.0%, to $34.7 million in the first quarter of 2009, compared to $37.7 million in the first quarter of 2008. The decrease resulted primarily from a decrease in same location short-term parking revenue and conversions, which was partially offset by increases from our acquisitions. Increases from new locations offset decreases from expired contracts. Same location revenue for those facilities, which as of March 31, 2009 have been operational a minimum of 24 months, decreased 7.5%. Revenue associated with contract expirations relates to contracts that expired during the current period.
Parking services revenue—management contracts. Management contract revenue increased $2.4 million, or 6.7%, to $38.3 million for the first quarter of 2009, compared to $35.9 million in the first quarter of 2008. The increase resulted primarily from same location revenue, new locations, acquisitions and conversions, partially offset by decreases in revenue from contract expirations. Same locations revenue for those facilities, which as of March 31, 2009 have been operational a minimum of 24 months, increased 11.5%.
Reimbursement of management contract expense. Reimbursement of management contract expenses increased $2.8 million, or 2.8%, to $102.3 million in the first quarter of 2009, compared to $99.5 million in the first quarter of 2008. This increase resulted from additional reimbursements for costs incurred on behalf of owners.

The following table presents the material factors that impact our cost of parking services.

	Three Months Ended
	March 31,		Variance
	2009	2008	Amount	%
		(in millions)
Cost of parking services lease contracts:
New location	$2.4	$0.2	$2.2	1100.0
Contract expirations	0.3	2.3	(2.0)	(87.0)
Same location:
Rent	21.1	22.5	(1.4)	(6.2)
Payroll and payroll related	4.0	4.4	(0.4)	(9.1)
Other operating costs	2.8	2.8	—	—

Total same location	27.9	29.7	(1.8)	(6.1)
Conversions	—	1.4	(1.4)	(100.0)
Acquisitions	2.3	1.3	1.0	76.9

Total cost of parking services lease contracts	$32.9	$34.9	$(2.0)	5.7

Cost of parking services management contracts:
New locations	$1.5	$0.2	$1.3	650.0
Contract expirations	0.4	3.0	(2.6)	(86.7)
Same location:
Payroll and payroll related	8.2	7.3	0.9	12.3
Other operating expenses	8.2	5.1	3.1	60.8

Total same location	16.4	12.4	4.0	32.3
Conversions	—	—	—	—
Acquisitions	2.1	1.4	0.7	50.0

Total cost of parking services management contracts	$20.4	$17.0	$3.4	20.0

Reimbursed management contract expense	$102.6	$99.5	$3.1	3.1

Cost of parking services—lease contracts. Cost of parking services for lease contracts decreased $2.0 million, or 5.7%, to $32.9 million for the first quarter of 2009, compared to $34.9 million in the first quarter of 2008. The decrease resulted primarily from decreases in costs related to contract expirations, same locations and conversions, partially offset by increases in costs related to new locations and acquisitions. Same locations costs for those facilities which as of March 31, 2009 have been operational a minimum of 24 months decreased 6.1%. Same location rent expense for lease contracts decreased primarily as a result of contingent rental payments on the decrease in revenue for same locations.
Cost of parking services—management contracts. Cost of parking services for management contracts increased $3.4 million, or 20.0%, to $20.4 million for the first quarter of 2009, compared to $17.0 million in the first quarter of 2008. The increase resulted primarily from increases in costs related to same locations, new locations and acquisitions, partially offset by decreases in costs related to contract expirations. There was no impact on costs for those management contracts which converted to a lease contract. Same location costs for those facilities, which as of March 31, 2009 have been operational a minimum of 24 months, increased 32.3%. Same location increase in operating expenses for management contracts primarily result from negative fluctuations in prior years insurance reserve adjustments, increases in snow removal costs and garage supplies and the cost of providing insurance.
Reimbursed management contract expense. Reimbursed management contract expense increased $3.1 million, or 3.1%, to $102.6 million for the first quarter of 2009, compared to $99.5 million in the first quarter of 2008. This increase resulted from additional reimbursed cost incurred on the behalf of owners.

The following table presents the material changes to the gross profit and gross profit percentage on our lease and management contracts.

	Three Months Ended
	March 31,		Variance
	2009	2008	Amount	%
		(in millions)
Gross profit lease contracts:
New location	$—	$—	$—	—
Contract expirations	—	0.1	(0.1)	(100.0)
Same location	1.9	2.5	(0.6)	(24.0)
Conversions	—	0.2	(0.2)	(100.0)
Acquisitions	(0.1)	—	(0.1)	(100.0)

Total gross profit lease contracts	$1.8	$2.8	$(1.0)	(35.7)

Gross profit percentage lease contracts:
New location	—%	—%
Contract expirations	—%	4.2%
Same location	6.4%	7.8%
Conversions	—%	12.5%
Acquisitions	(4.5)%	—%

Total gross profit percentage lease contracts	5.2%	7.4%

Gross profit management contracts:
New location	$1.5	$0.1	$1.4	1400.0
Contract expirations	—	1.8	(1.8)	(100.0)
Same location	15.5	16.2	(0.7)	(4.3)
Conversions	0.1	—	0.1	100.0
Acquisitions	0.8	0.8	—	—

Total gross profit management contracts	$17.9	$18.9	$(1.0)	(5.3)

Gross profit percentage management contracts:
New location	50.0%	33.3%
Contract expirations	—%	37.5%
Same location	48.6%	56.6%
Conversions	100.0%	—%
Acquisitions	27.6%	36.4%

Total gross profit percentage management contracts	46.7%	52.6%

Gross profit—lease contracts. Gross profit for lease contracts decreased $1.0 million, or 35.7%, to $1.8 million for the first quarter of 2009, compared to $2.8 million in the first quarter of 2008. Gross profit percentage for lease contracts decreased to 5.2% for the first quarter of 2009, compared to 7.4% in the first quarter of 2008. Gross profit lease contracts decreases on same locations were primarily the result of a decrease in short-term parking revenue.

Gross profit—management contracts. Gross profit for management contracts decreased $1.0 million, or 5.3%, to $17.9 million for the first quarter of 2009, compared to $18.9 million in the first quarter of 2008. Gross profit percentage for management contracts decreased to 46.7% for the first quarter of 2009 compared to 52.6% in the first quarter of 2008. Gross profit for management contracts decreases were primarily the result of our same locations and our contract expirations. Gross profit percentage on same locations accounted for most of the decline on a percentage basis, primarily due to negative fluctuations in prior years insurance reserve adjustments, increases in snow removal costs and garage supplies and the cost of providing insurance.
General and administrative expenses. General and administrative expenses increased $1.4 million, or 12.3%, to $12.8 million for the first quarter of 2009, compared to $11.4 million in the first quarter of 2008. This increase resulted primarily from increases in restricted stock units $0.5 million, payroll and payroll related expenses of $0.3 million, increases in legal fees of $0.7 million, related to the potential sale by the Company’s majority shareholder of all or substantially all of its stake in the Company, which was partially offset by decreases in other costs of $0,1million.
Interest expense. Interest expense decreased $0.1 million, or 6.6%, to $1.4 million for the first quarter of 2009, as compared to $1.5 million in the first quarter 2008 This decrease resulted from the decrease in the weighted average interest rate on our senior credit facility for the period ended March 31, 2009 of 3.0% as compared to 4.0% for the period ended March 31, 2008. Average borrowings on our senior credit facility increased $49.9 million for the first quarter of 2009 as compared to the first quarter of 2008.
Interest income. Interest income remained flat at $0.1 million for the first quarter of 2009 and the first quarter of 2008.
Income tax expense. Income tax expense decreased $1.4 million, or 46.7%, to $1.6 million for the first quarter of 2009, as compared to $3.0 million in the first quarter of 2008. A decrease in our pre-tax income resulted in a $1.3 million decrease in income tax expense and a decrease in our effective tax rate. Our effective tax rate was 39.6% for the first quarter of 2009 and 41.0% for the first quarter of 2008.
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
The Company is managed based on regions administered by executive vice presidents. Three regions are generally organized geographically with the fourth region encompassing major airports and transportation operations nationwide. The following is a summary of revenues (excluding reimbursement of management contract expenses) by region for the three months ended March 31, 2009 and 2008. Information related to prior years has been recast to conform to the new region alignment.
Region One encompasses Delaware, District of Columbia, Illinois, Indiana, Iowa, Kansas, Maine, Maryland, Massachusetts, Minnesota, Missouri, New Hampshire, New Jersey, New York, North Carolina, Ohio, Rhode Island, Vermont, Virginia, and Wisconsin.
Region Two encompasses Alabama, Alberta, British Columbia, Florida, Georgia, Louisiana, Ontario, Tennessee, and Texas.
Region Three encompasses Arizona, California, Colorado, Hawaii, Nevada, Utah, Washington, and Wyoming.
Region Four encompasses all major airport and transportation operations nationwide.
Other consists of ancillary revenue that is not specifically identifiable to a region and reserve adjustments related to prior years.

The following tables present the material factors that impact our financial statements on an operating segment basis.
Segment revenue information is summarized as follows:

	Three Months Ended March 31,
	Region One		Region Two		Region Three		Region Four		Other		Total
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
	(in millions)
Lease contract revenue:
New location	$0.7	$—	$1.0	$0.2	$0.7	$—	$—	$—	$—	$—	$2.4	$0.2
Contract expirations	0.1	0.8	—	0.2	0.2	1.4	—	—	—	—	0.3	2.4
Same location	14.1	14.3	2.7	3.3	3.1	3.5	9.9	11.1	—	—	29.8	32.2
Conversions	—	0.5	—	—	—	—	—	1.1	—	—	—	1.6
Acquisitions	2.1	1.2	—	—	0.1	0.1	—	—	—	—	2.2	1.3

Total lease contract revenue	$17.0	$16.8	$3.7	$3.7	$4.1	$5.0	$9.9	$12.2	$—	$—	$34.7	$37.7

Management contract revenue:
New location	$0.7	$0.2	$0.3	$—	$1.4	$0.1	$0.6	$—	$—	$—	$3.0	$0.3
Contract expirations	0.2	1.4	—	1.7	0.2	1.6	—	0.1	—	—	0.4	4.8
Same location	10.8	10.0	4.8	2.8	8.6	8.4	7.7	7.7	—	(0.3)	31.9	28.6
Conversions	—	—	—	—	—	—	—	—	0.1	—	0.1	—
Acquisitions	1.0	0.6	—	—	1.9	1.6	—	—	—	—	2.9	2.2

Total management contract revenue	$12.7	$12.2	$5.1	$4.5	$12.1	$11.7	$8.3	$7.8	$0.1	$(0.3)	$38.3	$35.9

Lease contract revenue decreased primarily due to our same locations, contract expirations and conversions. Regions three and four recorded a decrease in same location revenue. Same location revenue in region four decreased compared to prior year due to the economic impact of reduced travel. The client base for region four currently prefers the structure of management contracts to lease contracts, therefore no new lease contracts were operational in 2009 and conversions to leases were less than in prior year. Same location revenue in region three decreased primarily due to contract expirations.
All regions recorded increases in management contract revenue from new locations and same location revenue compared to prior year. Regions one, two and three added new services to existing contracts, which accounted for the increase in same location revenue.
Segment cost of parking services information is summarized as follows:

	Three Months March 31,
	Region One		Region Two		Region Three		Region Four		Other		Total
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
	(in millions)
Cost of parking services lease contracts:
New location	$0.6	$—	$1.1	$0.3	$0.7	$—	$—	$—	$—	$(0.1)	$2.4	$0.2
Contract expirations	0.2	0.8	—	0.1	0.1	1.4	—	—	—	—	0.3	2.3
Same location	13.2	13.6	2.4	2.7	2.9	3.2	9.4	10.2	—	—	27.9	29.7
Conversions	—	0.4	—	—	—	0.3	—	0.7	—	—	—	1.4
Acquisitions	2.2	1.2	—	—	0.1	0.1	—	—	—	—	2.3	1.3

Total cost of parking services lease contracts	$16.2	$16.0	$3.5	$3.1	$3.8	$5.0	$9.4	$10.9	$—	$(0.1)	$32.9	$34.9

Cost of parking services management contracts:
New location	$0.2	$0.2	$0.3	$—	$0.7	$—	$0.3	$—	$—	$—	$1.5	$0.2
Contract expirations	0.3	0.7	—	1.3	0.1	0.9	—	0.1	—	—	0.4	3.0
Same location	5.2	4.5	2.6	0.4	4.3	4.2	3.9	4.1	0.4	(0.8)	16.4	12.4
Conversions	—	—	—	—	—	—	—	—	—	—	—	—
Acquisitions	0.5	0.2	—	—	1.6	1.2	—	—	—	—	2.1	1.4

Total cost of parking services management contracts	$6.2	$5.6	$2.9	$1.7	$6.7	$6.3	$4.2	$4.2	$0.4	$(0.8)	$20.4	$17.0

Cost of parking services lease contracts decreased primarily due to decreased costs in region four related to same locations and decreased costs in region three related to contract expirations. Same location costs in region four decreased primarily due to the economic impact of reduced travel.

Cost of parking services management contracts primarily increased due to same location costs, primarily related to increases in snow removal costs and garage supplies. The other region amounts in same location costs primarily represent prior year insurance reserve adjustments.
Segment gross profit/gross profit percentage information is summarized as follows:

	Three Months Ended March 31,
	Region One		Region Two		Region Three		Region Four		Other		Total
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
	(in millions)
Gross profit lease contracts:
New location	$0.1	$—	$(0.1)	$(0.1)	$—	$—	$—	$—	$—	$0.1	$—	$—
Contract expirations	(0.1)	—	—	0.1	0.1	—	—	—	—	—	—	0.1
Same location	0.9	0.7	0.3	0.6	0.2	0.3	0.5	0.9	—	—	1.9	2.5
Conversions	—	0.1	—	—	—	(0.3)	—	0.4	—	—	—	0.2
Acquisitions	(0.1)	—	—	—	—	—	—	—	—	—	(0.1)	—

Total gross profit lease contracts	$0.8	$0.8	$0.2	$0.6	$0.3	$—	$0.5	$1.3	$—	$0.1	$1.8	$2.8

	(percentages)
Gross profit percentage lease contracts:
New location	14.3	—	(10.0)	(50.0)	—	—	—	—	—	—	—	—
Contract expirations	(100.0)	—	—	50.0	50.0	—	—	—	—	—	—	4.2
Same location	6.4	4.9	11.1	18.2	6.5	8.6	5.1	8.1	—	—	6.4	7.8
Conversions	—	20.0	—	—	—	—	—	36.4	—	—	—	12.5
Acquisitions	(4.8)	—	—	—	—	—	—	—	—	—	(4.5)	—

Total gross profit percentage	4.7	4.8	5.4	16.2	7.3	—	5.1	10.7	—	—	5.2	7.4

	(in millions)
Gross profit management contracts:
New location	$0.5	$—	$—	$—	$0.7	$0.1	$0.3	$—	$—	$—	$1.5	$0.1
Contract expirations	(0.1)	0.7	—	0.4	0.1	0.7	—	—	—	—	—	1.8
Same location	5.6	5.5	2.2	2.4	4.3	4.2	3.8	3.6	(0.4)	0.5	15.5	16.2
Conversions	—	—	—	—	—	—	—	—	0.1	—	0.1	—
Acquisitions	0.5	0.4	—	—	0.3	0.4	—	—	—	—	0.8	0.8

Total gross profit management contracts	$6.5	$6.6	$2.2	$2.8	$5.4	$5.4	$4.1	$3.6	$(0.3)	$0.5	$17.9	$18.9

	(percentages)
Gross profit percentage management contracts:
New location	71.4	—	—	—	50.0	100.0	50.0	—	—	—	50.0	33.3
Contract expirations	(50.0)	50.0	—	23.5	50.0	43.8	—	—	—	—	—	37.5
Same location	51.9	55.0	45.8	85.7	50.0	50.0	49.4	46.8	—	(166.7)	48.6	56.6
Conversions	—	—	—	—	—	—	—	—	100.0	—	100.0	—
Acquisitions	50.0	66.7	—	—	15.8	25.0	—	—	—	—	27.6	36.4

Total gross profit percentage	51.2	54.1	43.1	62.2	44.6	46.2	49.4	46.2	(300.0)	(166.7)	46.7	52.6

Gross profit for lease contracts declined primarily due to same locations. Region two experienced a decline in same location profit primarily due to a decline in revenue. Region four experienced a decline in same location profit primarily due to a decline in revenue that exceeded the decline in costs, primarily associated to the economic impact of reduced travel.
Gross profit for management contracts declined primarily due to our same locations in other region and our contract expirations in regions one, two and three. The other region declined in gross profit due to changes in prior years insurance reserve activity.

Segment general and administrative expense information is summarized as follows:

	Three Months Ended March 31,
	Region One		Region Two		Region Three		Region Four		Other		Total
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
	(in millions)

General and administrative expenses	$2.1	$2.1	$1.3	$0.9	$2.9	$2.8	$0.8	$0.7	$5.7	$4.9	$12.8	$11.4

General and administrative expenses on a segment basis represent direct administrative costs for each region. The other region consists primarily of the corporate headquarters. The other region increased primarily related to payroll and payroll related due to increased hires and legal fees primarily related to the potential sale by the Company’s majority shareholder of all or substantially all of its stake in the Company. Region two increased primarily related to legal fees.
Liquidity and Capital Resources
Outstanding Indebtedness
On March 31, 2009, we had total indebtedness of approximately $131.9 million, an increase of $6.8 million from December 31, 2008. The $131.9 million includes:
•	$127.8 million under our senior credit facility; and
•	$4.1 million of other debt including capital lease obligations and obligations on seller notes and other indebtedness.
We believe that our cash flow from operations, combined availability under our senior credit facility, which amounted to $19.3 million at March 31, 2009, will be sufficient to enable us to pay our indebtedness, or to fund other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before their respective maturities. We believe that we will be able to refinance our indebtedness on commercially reasonable terms.
Senior Credit Facility
On July 15, 2008, we entered into an amended and restated credit agreement which restated our credit facility dated June 29, 2006.
The $210.0 million revolving senior credit facility will expire in July 2013. The revolving senior credit facility includes a letter of credit sub-facility with a sublimit of $50.0 million.
The revolving senior credit facility bears interest, at our option, at either (1) LIBOR plus the applicable LIBOR Margin ranging between 2.00% and 3.50% depending on the ratio of our total funded indebtedness to our EBITDA from time to time (“Total Debt Ratio”) or (2) the Base Rate (as defined below) plus the applicable Base Rate Margin ranging between 0.50% and 2.00% depending on our Total Debt Ratio. We may elect interest periods of one, two, three or six months for LIBOR based borrowings. The Base Rate is the greater of (i) the rate publicly announced from time to time by Bank of America, N.A. as its “prime rate,” or (ii) the overnight federal funds rate plus 0.50%.
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
Our senior credit facility provides for an event of default if a “Change of Control” occurs. A “Change of Control would be triggered if, among other reasons, someone other than affiliates of our Chairman, John V. Holten, directly or indirectly, becomes the beneficial owner of more than 50% of our common stock. Our parent company, Steamboat Industries LLC, which is controlled by Mr. Holten, has announced its intent to sell a majority (and potentially all or substantially all) of its stake in the Company, and all of Steamboat’s Company shares have been pledged to various lenders. To the best of our knowledge and belief, Steamboat intends to sell shares in a manner that will not, and the potential foreclosure by the Steamboat lenders will not, trigger a default under the “Change of Control” provision. Accordingly, we do not believe that any likely transaction involving Steamboat will have any impact on our liquidity, capital resources, or business operations.

We are in compliance with all of our financial covenants.
At March 31, 2009, we had $18.9 million of letters of credit outstanding under the senior credit facility, borrowings against the senior credit facility aggregated $127.8 million and we had $19.3 million available under the senior credit facility.
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
At March 31, 2009, the fair value of the Rate Cap Transaction was immaterial. Total changes in the fair value of the Rate Cap Transaction for the three months ended March 31, 2009 was also immaterial.
We do not enter into derivative instruments for any purpose other than cash flow hedging purposes.
Stock Repurchases
2009 Stock Repurchases
In July 2008, the Board of Directors authorized us to repurchase shares of our common stock, on the open market or through private purchases, up to $60.0 million in aggregate. As of December 31, 2008, $22.9 million remained available for repurchase under this authorization.
During the first quarter of 2009, we repurchased from third party shareholders 93,600 shares at an average price of $18.23 per share, including average commissions of $0.03 per share, on the open market. Our majority shareholder sold to us 119,701 shares in the first quarter at an average price of $18.20 per share. The total value of the first quarter transactions was $3.9 million. 200,650 shares were retired during the first quarter of 2009 and the remaining 12,651 shares were retired in April 2009.
As of March 31, 2009, $19.0 million remained available for repurchase under the July 2008 authorization by the Board of Directors.
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
Letters of Credit
At March 31, 2009, we have provided letters of credit totaling $16.5 million to our casualty insurance carrier to collateralize our casualty insurance program.

As of March 31, 2009, we provided $2.4 million in letters to collateralize other obligations.
Deficiency Payments
Pursuant to our obligations with respect to the parking garage operations at Bradley International Airport, we are required to make certain payments for the benefit of the State of Connecticut and for holders of special facility revenue bonds. The deficiency payments represent contingent interest bearing advances to the trustee to cover operating cash flow requirements. The payments, if any, are recorded as a receivable by us for which we are reimbursed from time to time as provided in the trust agreement. As of March 31, 2009, we have a receivable of $7.0 million, comprised of cumulative deficiency payments to the trustee, net of reimbursements. We believe these advances to be fully recoverable and therefore have not recorded a valuation allowance for them. We do not guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.
We made deficiency payments (net of repayments received) of $1.1 million in the first three months of 2009 compared to $1.0 million in the first three months of 2008. We did not receive any payments for interest and premium income related to deficiency payments in the first three months of 2009 and 2008.
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
Net Cash Provided by Operating Activities
Our primary sources of funds are cash flows from operating activities and changes in working capital. Net cash provided by operating activities totaled $0.3 million for the first three months of 2009. Cash provided included $5.2 million from operations which was offset by a net decrease in working capital of $4.9 million. The decrease in working capital resulted primarily from an increase of $1.0 million in notes and accounts receivable which primarily related to Bradley International Airport guarantor payments as described under “Deficiency Payments”, a decrease of $1.0 million in accounts payable which primarily related to a reduction of payments to trade vendors on behalf of clients, and a decrease of $3.2 million in other liabilities which primarily related to a reduction in accruals related to payment of employee incentive program.
Net cash provided by operating activities totaled $4.3 million for the first three months of 2008. Cash provided included $7.3 million from operations which was offset by a net decrease in working capital of $3.0 million. The decrease in working capital resulted primarily from an increase of $2.9 million in notes and accounts receivable which primarily related to an increase in business from new locations and our acquisitions, an increase of $1.3 million in accounts payable which primarily resulted from the timing on payments to our clients and new business that are under management contracts as described under “Daily Cash Collections”, and a decrease of $1.3 million in other liabilities which primarily related to a reduction in accruals related to payment of employee incentive program.

Net Cash Used in Investing Activities
Net cash used in investing activities totaled $1.5 million in the first three months of 2009. Cash used in investing activities for the first three months of 2009 included capital expenditures of $0.9 million for capital investments needed to secure and/or extend leased facilities, investment in information system enhancements and infrastructure, and cost of contract purchases of $0.6 million.
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
Net Cash Provided by Financing Activities
Net cash provided by financing activities totaled $2.9 million in the first three months of 2009. Cash provided by financing activities for 2009 included $7.1 million in proceeds from our senior credit facility which was partially offset by $3.9 million used to repurchase our common stock and $0.3 million used for payments on capital leases.
Net cash provided by financing activities totaled $5.0 million in the first three months of 2008. Cash provided by financing activities for 2008 included $12.9 million in proceeds from our senior credit facility, $0.2 million in proceeds from the exercise of stock options and $0.3 million in excess tax benefits related to stock option exercises, partially offset by $7.8 million used to repurchase our common stock, $0.5 million used for payments on capital leases and $0.1 million in distribution to noncontrolling interests.
Cash and Cash Equivalents
We had cash and cash equivalents of $9.8 million at March 31, 2009, compared to $8.3 million at December 31, 2008. The cash balances reflect our ability to utilize funds deposited into our local accounts and which based upon availability, timing of deposits and the subsequent movement of that cash into our corporate accounts may result in significant changes to our cash balances.
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
At March 31, 2009, the fair value of the Rate Cap Transaction was immaterial. Total changes in the fair value of the Rate Cap Transaction for the three months ended March 31, 2009 was also immaterial.
We do not enter into derivative instruments for any purpose other than cash flow hedging purposes.
Our $210.0 million senior credit facility provides for a $210.0 million variable rate revolving facility. In addition, the credit facility includes a letter of credit sub-facility with a sublimit of $50.0 million. Interest expense on such borrowing is sensitive to changes in the market rate of interest. If we were to borrow the entire $220.0 million available under the facility, a 1% increase in the average market rate would result in an increase in our annual interest expense of $2.20 million.

This amount is determined by considering the impact of the hypothetical interest rates on our borrowing cost, but does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Due to the uncertainty of the specific changes and their possible effects, the foregoing sensitivity analysis assumes no changes in our financial structure.
Foreign Currency Risk
Our exposure to foreign exchange risk is minimal. All foreign investments are denominated in U.S. dollars, with the exception of Canada. We had approximately $2.7 million of Canadian dollar denominated cash instruments at March 31, 2009. We had no Canadian dollar denominated debt instruments at March 31, 2009. We do not hold any hedging instruments related to foreign currency transactions. We monitor foreign currency positions and may enter into certain hedging instruments in the future should we determine that exposure to foreign exchange risk has increased.
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

PART II. OTHER INFORMATION
Item 1A. Risk Factors
The following risk factors supplement the Company’s risk factors as disclosed in Item 1A of Part I of the Company’s 2008 Annual Report on Form 10-K, filed on March 13, 2009:
Adverse economic and demographic trends could materially adversely affect our business.
The U.S. Department of Commerce reported that real GDP in the United States contracted at an annual rate of 6.3% in the fourth quarter of 2008. In addition, the U.S. Department of Labor reported that unemployment in the United States stood at 8.5% in March 2009, an increase of about 5.3 million people and 3.4 percentage points from March 2008. Both of these factors have contributed to reduced discretionary spending by consumers and slowed or reduced economic activity by businesses in the United States and most major global economies.
Our business operations are located in North America and tend to be concentrated in large urban areas. Many of our customers are workers who commute by car to their places of employment in these urban centers. Our business could be materially adversely affected to the extent that deteriorating economic conditions or demographic factors have resulted in the elimination of jobs and rising unemployment in these large urban areas. In addition, increased unemployment levels, the movement of white-collar jobs from urban centers to suburbs or out of North America entirely, increased office vacancies in urban areas, movement toward home office alternatives, or lower consumer spending could reduce consumer demand for our services.
Deteriorating economic conditions could also lead to a decline in parking at airports and commercial facilities, including facilities owned by retail operators and hotels. In particular, reductions in parking at leased facilities can lower our profits because a decrease in revenues would be exacerbated by fixed costs that we must pay under our leases. As of March 31, 2009, we operated 10% of our parking facilities under leases.
If adverse economic conditions reduce discretionary spending, business travel or other economic activity that fuels demand for our services, our earnings could be reduced. Adverse changes in local and national economic conditions could also depress prices for our services or cause our clients to cancel their agreements to purchase our services.
The recession could negatively impact results and our ability to give accurate guidance
From time-to-time we may publicly provide earnings or other forms of guidance, which reflect our predictions about future revenue, operating costs and capital structure, among other factors. These predictions may be significantly impacted by estimates, as well as other factors that are beyond our control, and may not turn out to be correct due to the unknown consequences of a prolonged recession. Actual results for all estimates could differ materially from the estimates and assumptions that we use, which could have a material adverse effect on our financial condition, results of operations and cash flows.
Because our business is affected by seasonal trends, typically in the first quarter of each year, our results can fluctuate from period to period, which could make it difficult to evaluate our business or cause instability in the market price of our common stock.
We periodically have experienced fluctuations in our quarterly results arising from a number of factors, including the following:
•	reduced levels of travel during the first quarter of each year, which is reflected in lower revenue from airport and hotel parking; and
•	increases in certain costs of parking services, such as snow removal.
These factors can reduce our gross profit in the first quarter. As a result, our revenue and earnings in the second, third and fourth quarters tend to be higher than revenue and earnings in the first and fourth quarters. Accordingly, you should not consider our first quarter results as indicative of results to be expected for any other quarter or for any full fiscal year. Fluctuations in our results could make it difficult to evaluate our business or cause instability in the market price of our common stock.
Our ability to expand our business will be dependent upon the availability of adequate capital and economic conditions.
The rate of our expansion will depend in part upon the availability of adequate capital, which in turn will depend in large part upon cash flow generated by our business and the availability of equity and debt capital. The current recession may make it more difficult to grow our number of profitable locations and our ability to obtain equity or debt capital on acceptable terms. However, we will require the consent of stockholders holding a majority of shares in order to authorize and issue additional shares of common stock above the current number of shares of authorized capital stock, which may be required in connection with any future acquisitions. In addition, our senior credit facility contains provisions that restrict our ability to incur additional indebtedness and/or make substantial investments or acquisitions. As a result, we cannot assure you that we will be able to finance our current growth strategy.

The offer or sale of a substantial amount of our common stock by our controlling stockholder could have an adverse impact on the market price of our common stock.
In February 2009, we were informed by Steamboat that it intends to sell a majority (and potentially all or substantially all) of its stake in the Company. Steamboat, which is controlled by our chairman, John V. Holten, and which currently controls a majority of the voting power of our common stock, intends that such sale occur through one or more public or private transactions. Steamboat has informed the Company that it plans to sell such shares in order to raise sufficient proceeds to repay a loan of approximately $110 million that it currently has with third-party lenders, which loan matures on May 15, 2009 and is secured by a pledge of all of Steamboat’s common stock in the Company. We understand that the governing loan agreements provide that if Steamboat is not able to repay the loan in full on or before the maturity date due to market conditions or otherwise, then the lenders have the right to take any remaining shares in full satisfaction of the loan. We can provide no assurance as to the number of shares of the Company’s common stock that will be sold or transferred by Steamboat or the manner, timing or other terms of such sale or transfer.
Steamboat is permitted to sell, dispose of or otherwise enter into other transactions involving significant amounts of our common stock under Rule 144 and other exemptions from registration under the federal securities laws. Steamboat also transferred registration rights with respect to such common stock to its lenders in the event of a foreclosure. The offer, sale, disposition or consummation of other such transactions involving substantial amounts of our common stock by these or other significant stockholders could have a significant negative impact on our stock price, particularly if such offers, sales, dispositions or transactions occur simultaneously or relatively close in time.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Company
The following table contains detail related to the repurchase of common stock by us based on the date of trade during the quarter ended March 31, 2009. (In thousands except share and per share data)

			Total Number of	Maximum Dollar
	Total		Shares Purchased as	Value of Shares that
	Number of	Average	Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plan or
Quarter Ended March 31, 2009	Purchased	per Share	Programs	Program

From January 1 to January 31	168,033	$17.81	168,033	$19,864
From February 1 to February 28	45,268	19.71	45,268	18,973
From March 1 to March 31	—	—	—	18,973

Total for the quarter ended March 31	213,301	$18.21	213,301	$18,973

In July 2008, the Board of Directors authorized us to repurchase shares of our common stock, on the open market or through private purchases, up to $60,000 in aggregate. As of December 31, 2008, $22,857 remained available for repurchase under this authorization.
During the first quarter of 2009, we repurchased from third party shareholders 93,600 shares at an average price of $18.23 per share, including average commissions of $0.03 per share, on the open market. Our majority shareholder sold to us 119,701 shares in the first quarter at an average price of $18.20 per share. The total value of the first quarter transactions was $3,884. 200,650 shares were retired during the first quarter of 2009 and the remaining 12,651 shares were retired in April 2009.
As of March 31, 2009, $18,973 remained available for repurchase under the July 2008 authorization by the Board of Directors.

Item 6. Exhibits

Exhibit
Number	Description

31.1	Section 302 Certification dated May 7, 2009 for James A. Wilhelm, Director, President and Chief Executive Officer

31.2	Section 302 Certification dated May 7, 2009 for G. Marc Baumann, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

31.3	Section 302 Certification dated May 7, 2009 for Daniel R. Meyer, Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer)

32.1	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 7, 2009

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD PARKING CORPORATION
Dated: May 7, 2009	By:	/s/ JAMES A. WILHELM
James A. Wilhelm
Director, President and Chief Executive Officer (Principal Executive Officer)

Dated: May 7, 2009	By:	/s/ G. MARC BAUMANN
G. Marc Baumann
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Dated: May 7, 2009	By:	/s/ DANIEL R. MEYER
Daniel R. Meyer Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Section 302 Certification dated May 7, 2009 for James A. Wilhelm, Director, President and Chief Executive Officer

31.2	Section 302 Certification dated May 7, 2009 for G. Marc Baumann, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

31.3	Section 302 Certification dated May 7, 2009 for Daniel R. Meyer, Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer)

32.1	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 7, 2009