Form 10-Q
period 2009-06-30
STANDARD PARKING CORP
filed 2009-08-07
CIK 1059262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of July 31, 2009, there were 15,282,757 shares of common stock of the registrant outstanding.

STANDARD PARKING CORPORATION
FORM 10-Q INDEX

Part I. Financial Information

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets as of June 30, 2009 (Unaudited) and December 31, 2008	3

Condensed Consolidated Statements of Income (Unaudited) for the three months ended June 30, 2009 and 2008 and the six months ended June 30, 2009 and 2008	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2009 and June 30, 2008	5

Notes to Condensed Consolidated Interim Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures about Market Risk	37

Item 4. Controls and Procedures	37

Part II. Other Information

Item 1A. Risk Factors	38

Item 6. Exhibits	39

Signatures	40

Index to Exhibits	41

Exhibit 31.1
Exhibit 31.2
Exhibit 31.3
Exhibit 32.1

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
STANDARD PARKING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	June 30, 2009	December 31, 2008
	(Unaudited)	(see Note)
ASSETS
Current assets:
Cash and cash equivalents	$10,521	$8,301
Notes and accounts receivable, net	43,459	45,198
Prepaid expenses and supplies	2,423	2,496
Deferred taxes	3,253	3,253

Total current assets	59,656	59,248
Leasehold improvements, equipment and construction in progress, net	17,825	17,542
Advances and deposits	3,799	4,433
Long-term receivables, net	8,220	6,680
Intangible and other assets, net	7,083	6,916
Cost of contracts, net	10,674	10,872
Goodwill	123,673	123,550

Total assets	$230,930	$229,241

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,566	$46,446
Accrued and other current liabilities	26,010	31,416
Current portion of long-term borrowings	789	1,068

Total current liabilities	73,365	78,930
Deferred taxes	5,403	3,305
Long-term borrowings, excluding current portion	125,796	123,996
Other long-term liabilities	21,597	22,052
Stockholders’ equity:
Common stock, par value $.001 per share; 21,300,000 shares authorized; 15,272,757 and 16,110,781 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	15	16
Additional paid-in capital	89,625	103,541
Accumulated other comprehensive income	28	85
Treasury stock, at cost 627,423 shares as of December 31, 2008	—	(11,161)
Accumulated deficit	(84,838)	(91,464)

Total Standard Parking Corporation stockholders’ equity	4,830	1,017
Noncontrolling interest	(61)	(59)

Total stockholders’ equity	4,769	958

Total liabilities and stockholders’ equity	$230,930	$229,241

Note:
The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See Notes to Condensed Consolidated Interim Financial Statements.

STANDARD PARKING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for share and per share data, unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Parking services revenue:
Lease contracts	$35,687	$40,003	$70,387	$77,697
Management contracts	37,311	36,415	75,604	72,295

	72,998	76,418	145,991	149,992
Reimbursed management contract expense	97,595	99,317	200,152	198,768

Total revenue	170,593	175,735	346,143	348,760
Cost of parking services:
Lease contracts	32,932	34,711	65,881	69,604
Management contracts	19,938	18,162	40,329	35,208

	52,870	52,873	106,210	104,812
Reimbursed management contract expense	97,595	99,317	200,152	198,768

Total cost of parking services	150,465	152,190	306,362	303,580
Gross profit:
Lease contracts	2,755	5,292	4,506	8,093
Management contracts	17,373	18,253	35,275	37,087

Total gross profit	20,128	23,545	39,781	45,180

General and administrative expenses (1)	10,320	12,029	23,081	23,440
Depreciation and amortization	1,413	1,579	2,900	2,950

Operating income	8,395	9,937	13,800	18,790

Other expenses (income):
Interest expense	1,528	1,086	2,964	2,604
Interest income	(95)	(41)	(162)	(83)

	1,433	1,045	2,802	2,521
Income before income taxes	6,962	8,892	10,998	16,269
Income tax expense	2,692	3,612	4,266	6,590

Net income	4,270	5,280	6,732	9,679

Less: Net income attributable to noncontrolling interest	42	3	106	125

Net income attributable to Standard Parking Corporation	$4,228	$5,277	$6,626	$9,554

Common stock data:
Net income per share:
Basic	$0.28	$0.29	$0.43	$0.53
Diluted	$0.27	$0.29	$0.42	$0.52
Weighted average shares outstanding:
Basic	15,251,310	17,891,155	15,273,796	18,007,316
Diluted	15,601,643	18,265,653	15,642,234	18,400,527

(1)
Non-cash stock based compensation expense of $545 and $1,073 for the three and six months ended June 30, 2009, respectively, and $412 and $465 for the three and six months ended June 30, 2008, respectively, is included in general and administrative expenses.

See Notes to Condensed Consolidated Interim Financial Statements.

STANDARD PARKING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended
	June 30, 2009	June 30, 2008
Operating activities:
Net income	$6,732	$9,679
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	2,691	2,775
Loss on sale of assets	193	175
Amortization of debt issuance costs	321	142
Non-cash stock-based compensation	1,073	465
Excess tax benefit related to stock option exercises	—	(491)
Provision (reversal) for losses on accounts receivable	143	(49)
Deferred income taxes	2,098	3,841
Change in operating assets and liabilities	(5,418)	614

Net cash provided by operating activities	7,833	17,151
Investing activities:
Acquisitions	—	(5,457)
Purchase of leaseholds improvements and equipment	(2,220)	(2,515)
Cost of contracts purchased	(604)	(185)
Contingent purchase payments	(259)	(47)

Net cash used in investing activities	(3,083)	(8,204)
Financing activities:
Repurchase of common stock	(3,885)	(12,926)
Proceeds from exercise of stock options	—	342
Tax benefit related to stock option exercises	—	491
Proceeds from senior credit facility	2,150	7,450
Distribution to noncontrolling interest	(108)	(133)
Payments on long-term borrowings	(59)	(56)
Payments of debt issuance costs	—	(35)
Payments on capital leases	(571)	(891)

Net used in financing activities	(2,473)	(5,758)

Effect of exchange rate changes on cash and cash equivalents	(57)	(60)

Increase in cash and cash equivalents	2,220	3,129
Cash and cash equivalents at beginning of period	8,301	8,466

Cash and cash equivalents at end of period	$10,521	$11,595

Supplemental disclosures:
Cash paid during the period for:
Interest	$3,005	$2,806
Income taxes	1,770	1,614
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
In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the financial position and results of operations have been included. Operating results for the three-month and six-month period ended June 30, 2009 are not necessarily indicative of the results that might be expected for any other interim period or the fiscal year ending December 31, 2009. The financial statements presented in this report should be read in conjunction with the consolidated financial statements and footnotes thereto included in our 2008 Annual Report on Form 10-K filed March 13, 2009.
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
The Company has an amended and restated Long-Term Incentive Plan that was adopted in conjunction with our IPO. On February 27, 2008, our Board approved an amendment to our Long-Term Incentive Plan, subject to shareholder approval, that increased the maximum number of shares of common stock available for awards under the Long-Term Incentive Plan from 2,000,000 to 2,175,000 and extended the Plan’s termination date. Our shareholders approved this Plan amendment on April 22, 2008, and the Plan now terminates twenty years from the date of such approval, or April 22, 2028. At June 30, 2009, 123,149 shares remained available for award under the Plan. In most cases, options granted under the Plan vest at the end of a three-year period from the date of the award. Options are granted with an exercise price equal to the closing price at the date of grant.

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
There were no options granted during the six months ended June 30, 2009.
On January 24, 2008, we issued vested stock grants totaling 1,084 shares to a director. The total value of the grant was $25 and is included in general and administrative expenses.
On April 22, 2008, we issued stock grants totaling 18,900 shares to certain directors. The total value of the grant was $385 and is included in general and administrative expenses.
The Company recognized $30 of stock based compensation expense related to stock options for the three and six months ended June 30, 2009. The Company recognized $385 and $411 of stock based compensation expense for the three and six months ended June 30, 2008, respectively, which is included in general and administrative expense. As of June 30, 2009, there was no unrecognized compensation costs related to unvested options.
Performance-Based Incentive Program
In December 2006, the Board of Directors adopted a performance-based incentive program under our Long-Term Incentive Plan. This new program provided participating executives with the opportunity to earn a combination of stock (50%) and cash (50%) if certain performance targets for pre-tax income and pre-tax free cash flow are achieved. On February 23, 2007, certain participating executives became entitled to performance restricted stock based on the stock price at the commencement of the three year performance cycle (2007-2009) and as a result 16,404 shares were issued subject to vesting upon the achievement of the performance goals. On April 13, 2007, an additional 13,294 shares of the performance restricted stock were issued subject to vesting upon the achievement of the three year performance goals to the remaining participating executives. On December 31, 2007, 3,849 shares were released free of restrictions in accordance with the achievement of the first year performance goals. On December 31, 2008, 7,072 shares were released free of restrictions in accordance with the achievement of the second year performance goals.
In accordance with SFAS No. 123R, recording of stock-based compensation expense for awards with performance conditions is based on the probable outcome of that performance condition. The Company recognized $11 and $27 of stock-based compensation expense and $11 and $27 of cash compensation expense related to the performance-based incentive program, for the three months ended June 30, 2009 and 2008, respectively, which is included in general and administrative expenses. The Company recognized $21 and $54 of stock-based compensation expense and $21 and $54 of cash compensation expense related to the performance-based incentive program, for the six months ended June 30, 2009 and 2008, respectively, which is included in general and administrative expenses. As of June 30, 2009, there was $42 of unrecognized compensation costs related to the performance-based incentive program which is expected to be recognized over a weighted average period of 0.5 years.
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

The Company recognized $504 and $1,022 of stock based compensation expense related to the restricted stock units for the three and six months ended June 30, 2009, respectively, which is included in general and administrative expense. As of June 30, 2009, there was $10,799 of unrecognized stock-based compensation costs, net of estimated forfeitures, related to the restricted stock units that is expected to be recognized over a weighted average period of approximately 7.54 years.
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
A reconciliation of the weighted average basic common shares outstanding to the weighted average diluted common shares outstanding is as follows (Unaudited):

	Three Months Ended June 30		Six Months Ended June 30,
	2009	2008	2009	2008
Weighted average common shares outstanding — Basic	15,251,310	17,891,155	15,273,796	18,007,316
Effect of dilutive options	350,333	374,498	368,438	393,211

Weighted average common shares outstanding — Diluted	15,601,643	18,265,653	15,642,234	18,400,527

Net income per share:
Basic	$0.28	$0.29	$0.43	$0.53
Diluted	$0.27	$0.29	$0.42	$0.52
Weighted average shares issuable upon the exercise of stock options, which were not included in the diluted earnings per share calculation because they were anti-dilutive, were 19,068 for the three and six months ended June 30, 2009. There were no anti-dilutive options for the three and six months ended June 30, 2008.
For the three and six months ended June 30, 2009 and 2008, 18,777 and 25,849 shares, respectively, of performance based restricted stock were not included in the computation of weighted diluted common share amounts because the number of shares ultimately issued is contingent on the Company’s performance goals, which were not achieved as of that date.
There are no additional securities that could dilute basic EPS in the future that were not included in the computation of diluted EPS, other than those disclosed.
5. Recently Issued Accounting Pronouncements
Accounting Standards Not Yet Adopted
In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“Statement No. 168”). Statement No. 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. Statement No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. Statement No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. We are required to adopt Statement 168 in the third quarter of the current fiscal year. As the Codification does not intend to change or alter existing GAAP, the adoption of Statement 168 will not impact our future results of operations and financial condition.
Accounting Standards Adopted
During the second quarter of 2009, we adopted the provisions of Statement No. 165, Subsequent Events (“Statement No. 165”). Statement No. 165 requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. In accordance with Statement No. 165, the Company has evaluated subsequent events through the date and time the financial statements were issued on August 7, 2009, and have made the necessary disclosures in footnote 17, if any.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R), or Statement 167. Statement 167 changes the approach to determining the primary beneficiary of a variable interest entity, or VIE, and requires companies to more frequently assess whether they must consolidate VIEs. We are required to adopt Statement 167 at the beginning of 2010. We are currently evaluating the impact, if any, of adopting Statement 167 on our future results of operations and financial condition.
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140, or Statement 166. Statement 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria and changes the initial measurement of a transferor’s interest in transferred financial assets. We are required to adopt Statement 166 at the beginning of 2010. We are currently evaluating the impact, if any, of adopting Statement 166 on our future results of operations and financial condition.
In April 2009, the Financial Accounting Standards Board (FASB) issued three FSPs related to fair value measurements. The first, FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidance on determining whether a market is inactive and whether transactions in that market are distressed. The second FSP issued, FSP FAS 115-2, FAS 124-2, and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides guidance on how to assess whether an asset has experienced an other-than-temporary impairment and, if so, where the impairment should be recorded in the financial statements. The third FSP issued, FSP FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments, requires that disclosures currently required under SFAS No. 107, Disclosures about Fair Value of Financial Instruments, be presented for interim periods as well as annual periods. The Company adopted these FSPs during the second quarter of 2009. The adoption of these FSPs did not have a material impact on the Company’s consolidated financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standards, Fair Value Measurements (“Statement No. 157”). Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements. The statement emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies are required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. On January 1, 2008, the Company adopted the provisions of Statement No. 157 related to financial assets and liabilities, as well as other liabilities carried at fair value on a recurring basis. These provisions did not have a material impact on the Company’s consolidated financial statements. On January 1, 2009, the Company adopted the provisions of Statement No. 157 related to nonfinancial assets and liabilities. The adoption of these provisions did not have a material impact on the Company’s consolidated financial statements.
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
These acquisitions consisted of goodwill of $3,007, cost of contract of $5,314, intangible assets of $233 and equipment of $261. At December 31, 2008. As of June 30, 2009, we have made contingency payments of $259 related to acquisitions, of which $225 had been accrued at December 31, 2008.
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
7. Leasehold Improvements, Equipment and Construction in Progress, Net
A summary of leasehold improvements, equipment, and construction in progress and related accumulated depreciation and amortization is as follows:

	Ranges of Estimated useful life	June 30, 2009	December 31, 2008
		(Unaudited)
Equipment	2-10 years	$29,228	$29,615
Leasehold improvements	Shorter of lease term or economic	10,494	10,340
Construction in progress	Life up to 10 years	7,337	6,517

		47,059	46,472
Less accumulated depreciation and amortization		(29,234)	(28,930)

Leasehold improvements, equipment and construction in progress, net		$17,825	$17,542

Depreciation expense was $964 and $1,930 for the three and six months ended June 30, 2009, respectively, and $1,073 and $2,067 for the three and six months ended June 30, 2008, respectively. Depreciation includes losses on abandonments of leasehold improvements and equipment of $96 and $193 for the three and six months ended June 30, 2009, respectively, and $171 and $175 for the three and six months ended June 30, 2008, respectively.
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
The balance of cost of contracts is comprised of the following:

	June 30, 2009	December 31, 2008
	(Unaudited)
Cost of contracts	$15,905	$15,303
Accumulated amortization	(5,231)	(4,431)

Cost of contracts, net	$10,674	$10,872

During 2008, we retired fully amortized contracts in the amount of $29,177 that had expired.

Amortization expense related to cost of contracts was $402 and $799 for the three and six months ended June 30, 2009, respectively, and $335 and $640 for the three and six months ended June 30, 2008, respectively. The weighted average useful life is 10 years for 2009 and 2008.
9. Goodwill and Intangible Assets
In accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets”, goodwill was assigned to reporting units that we now present based upon the specific Region where the assets acquired and associate goodwill resided.
As a result of the prior acquisitions, as of June 30, 2009, our contingent payment obligations totaled $1,387, on an aggregate undiscounted basis, which may be paid over time provided certain performance criteria is achieved. Such contingent payments will be accounted for as additional purchase price if the performance criteria is achieved; accordingly, the contingent payment obligation is not recorded at December 31, 2008, pursuant to previously existing purchase accounting rules that allowed for such capitalization.

The following table reflects the changes in the carrying amounts of goodwill by reported segment for the six months ended June 30, 2009 (Unaudited).

	Region	Region	Region	Region
	One	Two	Three	Four	Total
Balance as of January 1, 2009	$61,056	$5,190	$32,392	$24,912	$123,550
Adjustments to purchase price	(99)	—	—	—	(99)
Contingency payments related to acquisitions	26	—	8	—	34
Foreign currency translation	—	188	—	—	188

Balance as of June 30, 2009	$60,983	$5,378	$32,400	$24,912	$123,673

10.	Long-Term Receivables, Net
Long-term receivables, net, consist of the following:

	Amount Outstanding
	June 30, 2009	December 31, 2008
	(Unaudited)

Bradley International Airport
Deficiency payments	$7,501	$5,961
Other Bradley related, net	3,203	3,203
Valuation allowance	(2,484)	(2,484)

Total long-term receivables, net	$8,220	$6,680

Agreement
We entered into a 25-year agreement with the State of Connecticut that expires on April 6, 2025, under which we operate the surface parking and 3,500 garage parking spaces at Bradley International Airport located in the Hartford, Connecticut metropolitan area. The Company expects to receive a management fee for managing this parking facility.
The parking garage was financed on April 6, 2000 through the issuance of $53,800 of State of Connecticut special facility revenue bonds, representing $47,700 non-taxable Series A bonds and a separate taxable issuance of $6,100 Series B bonds. The Series B bonds were retired on July 1, 2006 according to the terms of the indenture. The Bradley agreement provides that we deposit with a trustee for the bondholders all gross revenues collected from operations of the surface and garage parking, and from these gross revenues, the trustee pays debt service on the special facility revenue bonds, operating and capital maintenance expenses of the surface and garage parking facilities and specific annual guaranteed minimum payments to the State. Principal and interest on the Bradley special facility revenue bonds increase from approximately $3,600 in lease year 2002 to approximately $4,500 in lease year 2025. Annual guaranteed minimum payments to the State will increase from approximately $8,300 in lease year 2002 to approximately $13,200 in lease year 2024; $9,731 is the guaranteed minimum payment for calendar year 2009. The annual minimum guaranteed payment to the State by the trustee for the six months ended June 30, 2009 and 2008 was $4,823 and $4,724, respectively.
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
In the six months ended June 30, 2009, we made deficiency payments (net of repayments received) of $1,540 and we did not record or receive any interest and premium income deficiency repayments from the trustee. In the six months ended June 30, 2008, we made deficiency payments (net of repayments received) of $851 and we did not record or receive any interest and premium income related to deficiency repayments from the trustee. The receivable from the trustee for interest and premium income related to deficiency repayments was $0 as of June 30, 2009, compared to $52 as of June 30, 2008.

The deficiency payments, if any, are recorded as a receivable by us for which we are reimbursed from time to time as provided in the trust agreement. As of June 30, 2009 and December 31, 2008, we have a receivable of $7,501 and $5,961, respectively, compromised of cumulative deficiency payments to the trustee, net of reimbursements. We believe these advances to be fully recoverable and therefore have not recorded a valuation allowance for them. We do not guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.
The Construction, Financing and Operating Special Facility Lease Agreement, which governs reimbursement of Guarantor Payments, places no time restriction or limits on our right to reimbursement.
The following table reconciles the beginning and ending balance of the receivable for each period presented:

	June 30, 2009	December 31, 2008
	(Unaudited)
Deficiency payments:
Balance at beginning of period	$5,961	$4,135
Deficiency payments made	1,540	2,153
Deficiency repayment received	—	(327)

Balance at end of period	7,501	5,961
Other Bradley related	3,203	3,203
Valuation allowance	(2,484)	(2,484)

Total long-term receivables	$8,220	$6,680

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
Cumulative management fees of $3,900 have not been recognized as of June 30, 2009 and no management fee income was recognized during the six months ending June 30, 2009 and 2008.
11. Borrowing Arrangements
Long-term borrowings, in order of preference, consist of:

	Amount Outstanding
	Due Date	June 30, 2009	December 31, 2008
		(Unaudited)
Senior credit facility	June 2013	$122,750	$120,600
Capital lease obligations	Various	2,469	3,039
Obligations on Seller notes and other	Various	1,366	1,425

		126,585	125,064
Less current portion		789	1,068

		$125,796	$123,996

Senior Credit Facility
On July 15, 2008, we entered into an amended and restated credit agreement which restated our credit facility.
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
We are in compliance with all of our financial covenants as of June 30, 2009.
The weighted average interest rate on our senior credit facility at June 30, 2009 and December 31, 2008 was 3.3% and 3.6%, respectively. The rate includes all outstanding LIBOR contracts, interest rate cap effect and letters of credit. The weighted average interest rate on outstanding borrowings, not including letters of credit, was 3.4% and 3.8% at June 30, 2009 and December 31, 2008, respectively.
At June 30, 2009, we had $18,884 of letters of credit outstanding under the senior credit facility, borrowings against the senior credit facility aggregated $122,750, and we had $25,887 available under the senior credit facility.
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
During the first quarter of 2009, we repurchased from third party shareholders 93,600 shares at an average price of $18.23 per share, including average commissions of $0.03 per share, on the open market. Our former majority shareholder sold to us 119,701 shares in the first quarter at an average price of $18.20 per share. The total value of the first quarter transactions was $3,884. During the first quarter of 2009, 200,650 shares were retired and the remaining 12,651 shares were retired in April 2009.
There were no repurchases in the second quarter of 2009.
As of June 30, 2009, $18,973 remained available for repurchase under the July 2008 authorization by the Board of Directors.
2008 Stock Repurchases
In December 2007, the Board of Directors authorized us to repurchase shares of our common stock, on the open market or through private purchases, up to $25,000 in aggregate. As of December 31, 2007, $22,882 remained available for repurchase under this authorization.
During the first quarter of 2008, we repurchased from third party shareholders 257,125 shares at an average price of $20.79 per share, including average commissions of $0.03 per share, on the open market. Our former majority shareholder sold to us 120,111 shares in the first quarter at an average price of $20.76 per share. The total value of the first quarter transactions was $7,839. In March 2008, 214,500 shares were retired and the remaining 162,736 shares were retired in June 2008.

During the second quarter of 2008, we repurchased from third party shareholders 120,000 shares at an average price of $20.70 per share, including average commissions of $0.03 per share, on the open market. Our former majority shareholder sold to us 125,964 shares in the second quarter at an average price of $20.67 per share. The total value of the second quarter transactions was $5,087. In June 2008, 173,701 shares were retired and the remaining 72,263 were retired during the third quarter.
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
The Company is managed based on regions administered by executive vice presidents. Three regions are generally organized geographically with the fourth region encompassing major airports and transportation operations nationwide. The following is a summary of revenues (excluding reimbursement of management contract expenses) and gross profit by regions for the three and six months ended June 30, 2009 and 2008. Information related to prior periods has been recast to conform to the current region alignment.

In accordance with SFAS 131, the Company has provided this business unit segment information for all comparable prior periods. Segment information is summarized as follows (in thousands):

	For the three months ended				For the six months ended
		Gross		Gross		Gross		Gross
	June 30, 2009	Margin	June 30, 2008	Margin	June 30, 2009	Margin	June 30, 2008	Margin
Revenues:
Region One
Lease contracts	$20,107		$20,741		$39,320		$40,032
Management contracts	13,298		14,586		26,870		29,019

Total Region One	33,405		35,327		66,190		69,051
Region Two
Lease contracts	693		285		1,289		565
Management contracts	2,661		1,050		4,818		1,940

Total Region Two	3,354		1,335		6,107		2,505
Region Three
Lease contracts	4,878		7,463		9,784		13,617
Management contracts	13,233		12,721		27,394		25,784

Total Region Three	18,111		20,184		37,178		39,401
Region Four
Lease contracts	10,023		11,506		19,936		23,422
Management contracts	8,048		7,899		16,366		15,687

Total Region Four	18,071		19,405		36,302		39,109
Other
Lease contracts	(14)		8		58		61
Management contracts	71		159		156		(135)

Total Other	57		167		214		(74)
Reimbursed expense	97,595		99,317		200,152		198,768

Total revenues	$170,593		$175,735		$346,143		$348,760

Gross Profit
Region One
Lease contracts	1,774	9%	1,814	9%	2,507	6%	2,928	7%
Management contracts	6,801	51%	7,403	51%	13,896	52%	14,913	51%

Total Region One	8,575		9,217		16,403		17,841
Region Two
Lease contracts	49	7%	90	32%	41	3%	175	31%
Management contracts	982	37%	937	89%	1,780	37%	1,786	92%

Total Region Two	1,031		1,027		1,821		1,961
Region Three
Lease contracts	418	9%	1,916	26%	830	8%	2,357	17%
Management contracts	6,032	46%	6,644	52%	12,297	45%	13,050	51%

Total Region Three	6,450		8,560		13,127		15,407
Region Four
Lease contracts	586	6%	1,022	9%	1,108	6%	2,047	9%
Management contracts	3,814	47%	3,422	43%	7,904	48%	6,995	45%

Total Region Four	4,400		4,444		9,012		9,042
Other
Lease contracts	(72)	(514)%	450	5,625%	20	34%	586	96%
Management contracts	(256)	(360)%	(153)	(96)%	(602)	(386)%	343	(3)%

Total Other	(328)		297		(582)		929
Total gross profit	20,128		23,545		39,781		45,180
General and administrative expenses	10,320		12,029		23,081		23,440
General and administrative expense percentage of gross profit	51%		51%		58%		52%
Depreciation and amortization	1,413		1,579		2,900		2,950

Operating income	8,395		9,937		13,800		18,790
Other expenses (income):
Interest expense	1,528		1,086		2,964		2,604
Interest income	(95)		(41)		(162)		(83)

	1,433		1,045		2,802		2,521
Income before income taxes	6,962		8,892		10,998		16,269
Income tax expense	2,692		3,612		4,266		6,590

Net income	4,270		5,280		6,732		9,679
Less: Net income attributable to noncontrolling interest	(42)		(3)		(106)		(125)

Net income attributable to Standard Parking Corporation	$4,228		$5,277		$6,626		$9,554

Region One encompasses operations in Delaware, District of Columbia, Florida, Georgia, Illinois, Kansas, Maine, Maryland, Massachusetts, Minnesota, Missouri, New Hampshire, New Jersey, New York, North Carolina, Ohio, Rhode Island, Tennessee, Vermont, Virginia, and Wisconsin.
Region Two encompasses operations in Alberta, British Columbia, Manitoba, and Ontario.
Region Three encompasses operations in Arizona, California, Colorado, Hawaii, Louisiana, Nevada, Texas, Utah, Washington, and Wyoming.
Region Four encompasses all major airport and transportation operations nationwide.
Other consists of ancillary revenue that is not specifically identifiable to a region and insurance reserve adjustments related to prior years.
The CODM does not evaluate segments using discrete asset information.
14. Comprehensive Income
Comprehensive income consists of the following components (Unaudited):

	For the three months ended		For the six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Net income	$4,270	$5,280	$6,732	$9,679
Revaluation of interest rate cap	—	(62)	—	33
Effect of foreign currency translation	177	(4)	(57)	(60)

Comprehensive income	4,447	5,214	6,675	9,652
Less: Net income attributable to noncontrolling interest	(42)	(3)	(106)	(125)

Comprehensive income attributable to Standard Parking Corporation	$4,405	$5,211	$6,569	$9,527

15. Income Taxes
For the three months ended June 30, 2009, the Company recognized income tax expense of $2,692 on pre-tax earnings of $6,920 compared to $3,612 income tax expense on pre-tax earnings of $8,889 for the three months ended June 30, 2008. For the six months ended June 30, 2009, the Company recognized income tax expense of $4,266 on pre-tax earnings of $10,892 compared to $6,590 income tax expense on pre-tax earnings of $16,144 for the six months ended June 30, 2008. Income tax expense is based on a projected annual effective tax rate of approximately 39.8% for the six months ended June 30, 2009 compared to approximately 40.8% for the six months ended June 30, 2008. The change in the Company’s effective tax rate resulted primarily from an increase in the Company’s benefit from federal income tax credits and a decrease in the Company’s U.S. tax liability related to foreign earnings.
In July 2006, FASB issued Statement of Financial Accounting Standards Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes potential interest and penalties related to uncertain tax positions, if any, in income tax expense. Upon adoption, the Company completed a detailed analysis of its tax positions and determined that the implementation of FIN 48 did not have an impact on the Company’s financial position or results from operations. As of June 30, 2009, the Company has not identified any tax positions that would have a material impact on the Company’s financial position.
The tax years that remain subject to examination for the Company’s major tax jurisdictions at June 30, 2009 are shown below:

2004 – 2008	United States — federal income tax
2003 – 2008	United States — state and local income tax
2004 – 2008	Canada
16. Hurricane Katrina
On May 2, 2008, we entered into a definitive settlement agreement with our insurance carrier to finalize all of our open claims with respect to Hurricane Katrina. The settlement agreement was for $4,225 of which $2,000 was received previously. We were required to reimburse the owners of the leased and managed locations for property damage of approximately $2,228. After payment of settlement fees, expenses and other amounts due under contractual arrangements, in the second quarter of 2008, we recorded $1,997 in pre-tax income, of which $1,360 was recorded as parking services revenue lease contracts and $217 was recorded as parking services revenue management contracts, and $420 was recorded as a reduction of general and administrative expenses.
17. Subsequent Event
On July 1, 2009, the Company acquired the assets of Gameday Management Group, U.S., an Orlando-based company that plans and operates transportation and parking systems for major stadium and sporting events.
As stated in Note 5, we adopted the provisions of Statement No. 165, Subsequent Events, during the second quarter of 2009. The Company has evaluated subsequent events through the date and time the financial statements were issued on August 7, 2009.

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
We operate our clients’ properties through two types of arrangements: management contracts and leases. Under a management contract, we typically receive a base monthly fee for managing the facility, and we may also receive an incentive fee based on the achievement of facility performance objectives. We also receive fees for ancillary services. Typically, all of the underlying revenues and expenses under a standard management contract flow through to our clients rather than to us. However, some management contracts, which are referred to as “reverse” management contracts, usually provide for larger management fees and require us to pay various costs. Under lease arrangements, we generally pay to the property owner either a fixed annual rent, a percentage of gross customer collections or a combination thereof. We collect all revenues under lease arrangements and we are responsible for most operating expenses, but we are typically not responsible for major maintenance, capital expenditures or real estate taxes. Margins for lease contracts vary significantly, not only due to operating performance, but also due to variability of parking rates in different cities and varying space utilization by parking facility type and location. As of June 30, 2009, we operated 90% of our locations under management contracts and 10% under leases.
In evaluating our financial condition and operating performance, management’s primary focus is on our gross profit, total general and administrative expense and general and administrative expense as a percentage of our gross profit. Although the underlying economics to us of management contracts and leases are similar, the manner in which we are required to account for them differs. Revenue from leases includes all gross customer collections derived from our leased locations (net of parking tax), whereas revenue from management contracts only includes our contractually agreed upon management fees and amounts attributable to ancillary services. Gross customer collections at facilities under management contracts, therefore, are not included in our revenue. Accordingly, while a change in the proportion of our operating agreements that are structured as leases versus management contracts may cause significant fluctuations in reported revenue and expense of parking services, that change will not artificially affect our gross profit. For example, as of June 30, 2009, 90% of our locations were operated under management contracts and 89% of our gross profit for the six month period ended June 30, 2009 was derived from management contracts. Only 52% of total revenue (excluding reimbursement of management contract expenses), however, was from management contracts because under those contracts the revenue collected from parking customers belongs to our clients. Therefore, gross profit and total general and administrative expense, rather than revenue, are management’s primary focus.
General Business Trends
We believe that sophisticated commercial real estate developers and property managers and owners recognize the potential for parking and related services to be a profit generator rather than a cost center. Often, the parking experience makes both the first and the last impressions on their properties’ tenants and visitors. By outsourcing these services, they are able to capture additional profit by leveraging the unique operational skills and controls that an experienced parking management company can offer. Our ability to consistently deliver a uniformly high level of parking and related services and maximize the profit to our clients improves our ability to win contracts and retain existing locations. Our location retention rate for the twelve month period ended June 30, 2009 was 89%, compared to 91% for the year-ago period, which also reflects our decision not to renew, or terminate, unprofitable contracts.
For the three months ended June 30, 2009 compared to the three months ended June 30, 2008, average gross profit per location decreased by 11.3% from $10.6 thousand to $9.4 thousand, primarily due to the economic downturn and a negative fluctuation in prior years insurance reserve adjustments, in addition to the Hurricane Katrina settlement received in 2008 that did not recur in 2009.
Summary of Operating Facilities
We focus our operations in core markets where a concentration of locations improves customer service levels and operating margins. The following table reflects our facilities operated at the end of the periods indicated:

	June 30, 2009	December 31, 2008	June 30, 2008
Managed facilities	1,919	1,986	1,979
Leased facilities	223	229	240

Total facilities	2,142	2,215	2,219

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

•
Parking services revenue—management contracts. Management contract revenue consists of management fees, including both fixed and performance-based fees, and amounts attributable to ancillary services such as accounting, equipment leasing, payments received for exercising termination rights, consulting, developmental fees, gains on sales of contracts, as well as insurance and other value-added services with respect to managed locations. We believe we generally purchase required insurance at lower rates than our clients can obtain on their own because we effectively self-insure for all liability and worker’s compensation claims by maintaining a large per-claim deductible. As a result, we have generated operating income on the insurance provided under our management contracts by focusing on our risk management efforts and controlling losses. Management contract revenues do not include gross customer collections at the managed locations as this revenue belongs to the property owner rather than to us. Management contracts generally provide us with a management fee regardless of the operating performance of the underlying facility.

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
Results of Operations
Three Months ended June 30, 2009 Compared to Three Months ended June 30, 2008
The following table presents the material factors that impact our revenue.

	Three Months Ended
	June 30,		Variance
	2009	2008	Amount	%

Lease contract revenue:
New location	$2.1	$0.1	$2.0	2,000.0
Contract expirations	0.1	4.1	(4.0)	(97.6)
Same location:
Short-term parking	21.4	22.4	(1.0)	(4.5)
Monthly parking	9.4	10.2	(0.8)	(7.8)

Total same location	30.8	32.6	(1.8)	(5.5)
Conversions	0.1	1.3	(1.2)	(92.3)
Acquisitions	2.6	1.9	0.7	36.8

Total lease contract revenue	$35.7	$40.0	$(4.3)	(10.8)

Management contract revenue:
New location	$2.6	$0.2	$2.4	1,200.0
Contract expirations	0.6	5.0	(4.4)	(88.0)
Same location	31.6	29.1	2.5	8.6
Conversions	—	—	—	—
Acquisitions	2.5	2.1	0.4	19.0

Total management contract revenue	$37.3	$36.4	$0.9	2.5

Reimbursement of management contract expense	$97.6	$99.3	$(1.7)	(1.7)

Parking services revenue—lease contracts. Lease contract revenue decreased $4.3 million, or 10.8%, to $35.7 million in the three months ended June 30, 2009, compared to $40.0 million for the three months ended June 30, 2008. The decrease resulted primarily from a decrease in same location short-term parking revenue, conversions, and a decrease of $1.4 million related to the Hurricane Katrina settlement received in 2008, which did not recur in 2009, included in contract expirations, which was partially offset by increases from our acquisitions and new locations. Same location revenue for those facilities, which as of June 30, 2009 are the comparative periods for the two years presented, decreased 5.5%. Revenue associated with contract expirations relates to contracts that expired during the current period.

Parking services revenue—management contracts. Management contract revenue increased $0.9 million, or 2.5%, to $37.3 million for three months ended June 30, 2009, compared to $36.4 million for the three months ended June 30, 2008. The increase resulted primarily from same location revenue, new locations and acquisitions, partially offset by decreases in revenue from contract expirations, which includes a $0.2 million decrease related to the Hurricane Katrina settlement received in 2008, that did not recur in 2009. Same locations revenue for those facilities, which as of June 30, 2009 are the comparative for the two years presented, increased 8.6%.
Reimbursement of management contract expense. Reimbursement of management contract expenses decreased $1.7 million, or 1.7%, to $97.6 million for the three months ended June 30, 2009, compared to $99.3 million for the three months ended June 30, 2008. This decrease resulted from a reduction in reimbursements for costs incurred on behalf of owners.
The following table presents the material factors that impact our cost of parking services.

	Three Months Ended
	June 30,		Variance
	2009	2008	Amount	%

Cost of parking services lease contracts:
New location	$1.9	$—	$1.9	100.00
Contract expirations	0.1	2.1	(2.0)	(95.2)
Same location:
Rent	21.8	22.7	(0.9)	(4.0)
Payroll and payroll related	4.3	4.5	(0.2)	(4.4)
Other operating costs	2.5	2.7	(0.2)	(7.4)

Total same location	28.6	29.9	(1.3)	(4.3)
Conversions	0.1	1.1	(1.0)	(90.9)
Acquisitions	2.2	1.6	0.6	37.5

Total cost of parking services lease contracts	$32.9	$34.7	$(1.8)	(5.2)

Cost of parking services management contracts:
New locations	$1.2	$0.1	$1.1	1,100.0
Contract expirations	0.8	3.4	(2.6)	(76.5)
Same location:
Payroll and payroll related	8.0	7.7	0.3	3.9
Other operating expenses	8.1	5.5	2.6	47.3

Total same location	16.1	13.2	2.9	22.0
Conversions	—	—	—	—
Acquisitions	1.8	1.5	0.3	20.0

Total cost of parking services management contracts	$19.9	$18.2	$1.7	9.3

Reimbursed management contract expense	$97.6	$99.3	$(1.7)	(1.7)

Cost of parking services—lease contracts. Cost of parking services for lease contracts decreased $1.8 million, or 5.2%, to $32.9 million for the three months ended June 30, 2009, compared to $34.7 million for the three months ended June 30, 2008. The decrease resulted primarily from decreases in costs related to contract expirations, same locations and conversions, partially offset by increases in costs related to new locations and acquisitions. Same locations costs for those facilities which as of June 30, 2009 are the comparative for the two years presented, decreased 4.3%. Same location rent expense for lease contracts decreased primarily as a result of contingent rental payments on the decrease in revenue for same locations.
Cost of parking services—management contracts. Cost of parking services for management contracts increased $1.7 million, or 9.3%, to $19.9 million for the three months ended June 30, 2009, compared to $18.2 million for the three months ended June 30, 2008. The increase resulted primarily from increases in costs related to same locations, new locations and acquisitions, partially offset by decreases in costs related to contract expirations. There was no impact on costs for those management contracts which converted to a lease contract. Same location costs for those facilities, which as of June 30, 2009 are the comparative period for the two years presented, increased 22.0%. Same location increase in operating expenses for management contracts primarily result from negative fluctuations in prior years insurance reserve adjustments increases in costs associated with reverse management contracts and the cost of providing management services.
Reimbursed management contract expense. Reimbursed management contract expense decreased $1.7 million, or 1.7%, to $97.6 million, for the three months ended June 30, 2009, compared to $99.3 million for the three months ended June 30, 2008. This decrease resulted from a reduction in reimbursed cost incurred on the behalf of owners.

The following table presents the material changes to the gross profit and gross profit percentage on our lease and management contracts.

	Three Months Ended
	June 30,		Variance
	2009	2008	Amount	%
		(in millions)
Gross profit lease contracts:
New location	$0.2	$0.1	$0.1	100.0
Contract expirations	—	2.0	(2.0)	(100.0)
Same location	2.2	2.7	(0.5)	(18.5)
Conversions	—	0.2	(0.2)	(100.0)
Acquisitions	0.4	0.3	0.1	33.3

Total gross profit lease contracts	$2.8	$5.3	$(2.5)	(47.2)

Gross profit percentage lease contracts:
New location	9.5%	100.0%
Contract expirations	—	48.8%
Same location	7.1%	8.3%
Conversions	—	15.4%
Acquisitions	15.4%	15.8%

Total gross profit percentage lease contracts	7.8%	13.3%

Gross profit management contracts:
New location	$1.4	$0.1	$1.3	1,300.0
Contract expirations	(0.2)	1.6	(1.8)	(112.5)
Same location	15.5	15.9	(0.4)	(2.5)
Conversions	—	—	—	—
Acquisitions	0.7	0.6	0.1	16.7

Total gross profit management contracts	$17.4	$18.2	$(0.8)	(4.4)

Gross profit percentage management contracts:
New location	53.8%	50.0%
Contract expirations	(33.3%)	32.0%
Same location	49.1%	54.6%
Conversions	—	—
Acquisitions	28.0%	28.6%

Total gross profit percentage management contracts	46.6%	50.0%

Gross profit—lease contracts. Gross profit for lease contracts decreased $2.5 million, or 47.2%, to $2.8 million for the three months ended June 30, 2009, compared to $5.3 million for the three months ended June 30, 2008. Gross profit percentage for lease contracts decreased to 7.8% for the three months ended June 30, 2009, compared to 13.3% for the three months ended June 30, 2008. Gross profit lease contracts decreases on same locations were primarily the result of a decrease in short-term parking revenue, without an equal and corresponding decrease in costs. Gross profit lease contracts decreases on contract expirations were primarily the result of the Hurricane Katrina settlement of $1.4 million received in 2008, that did not recur in 2009.
Gross profit—management contracts. Gross profit for management contracts decreased $0.8 million, or 4.4%, to $17.4 million for the three months ended June 30, 2009, compared to $18.2 million for the three months ended June 30, 2008. Gross profit percentage for management contracts decreased to 46.6% for the three months ended June 30, 2009 compared to 50.0% in the three months ended June 30, 2008. Gross profit for management contracts decreases were primarily the result of our same locations and our contract expirations. Gross profit percentage on same locations accounted for most of the decline on a percentage basis, primarily due to negative fluctuations in prior years insurance reserve adjustments, increases in cost associated with reverse management contracts and the cost of providing management services.
General and administrative expenses. General and administrative expenses decreased $1.7 million, or 14.2%, to $10.3 million for the three months ended June 30, 2009, compared to $12.0 million for the three months ended June 30, 2008. This decrease resulted primarily from decreases in payroll and payroll related expenses of $1.0 million, a charge of $0.4 million related to post-retirement benefits in 2008 that did not recur, a decrease of $0.1 million related to training, a decrease of $0.1 million related to accounting and audit fees, a decrease of $0.2 million related to outsourcing fees, decreases in other costs of $0.3 million, partially offset by $0.4 million related to the 2008 Hurricane Katrina settlement, which did not recur in 2009.

Interest expense. Interest expense increased $0.4 million, or 40.7%, to $1.5 million for the three months ended June 30, 2009, as compared to $1.1 million for the three months ended June 30, 2008. This increase resulted primarily from increased borrowings.
Interest income. Interest income was $0.1 million for the three months ended June 30, 2009 and did not change significantly compared to the three months ended June 30, 2008.
Income tax expense. Income tax expense decreased $0.9 million, or 25.5%, to $2.7 million for the three months ended June 30, 2009, as compared to $3.6 million for the three months ended June 30, 2008. A decrease in our pre-tax income resulted in a $0.8 million decrease in income tax expense. Our effective tax rate was 38.9% for the three months ended June 30, 2009 and 40.6% for the three months ended June 30, 2008, which resulted in a $0.1 million decrease in income tax expense.
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
The Company is managed based on regions administered by executive vice presidents. Three regions are generally organized geographically with the fourth region encompassing major airports and transportation operations nationwide. The following is a summary of revenues (excluding reimbursement of management contract expenses) by region for the three months ended June 30, 2009 and 2008. Information related to prior years has been recast to conform to the new region alignment.
Region One encompasses Delaware, District of Columbia, Florida, Georgia, Illinois, Kansas, Maine, Maryland, Massachusetts, Minnesota, Missouri, New Hampshire, New Jersey, New York, North Carolina, Ohio, Rhode Island, Tennessee, Vermont, Virginia, and Wisconsin.
Region Two encompasses Alberta, British Columbia, Manitoba, and Ontario.
Region Three encompasses Arizona, California, Colorado, Hawaii, Louisiana, Nevada, Texas, Utah, Washington, and Wyoming.
Region Four encompasses all major airport and transportation operations nationwide.
Other consists of ancillary revenue that is not specifically identifiable to a region and reserve adjustments related to prior years.
The following tables present the material factors that impact our financial statements on an operating segment basis.
Segment revenue information is summarized as follows:

	Three Months Ended June 30,
	Region One		Region Two		Region Three		Region Four		Other		Total
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
						(in millions)
Lease contract revenue:
New location	$0.7	$0.1	$0.5	$—	$0.8	$—	$0.1	$—	$—	$—	$2.1	$0.1
Contract expirations	—	0.9	—	0.1	—	3.1	—	—	0.1	—	0.1	4.1
Same location	16.7	17.5	0.2	0.2	4.0	4.3	9.9	10.7	—	(0.1)	30.8	32.6
Conversions	0.1	0.5	—	—	—	—	—	0.8	—	—	0.1	1.3
Acquisitions	2.6	1.8	—	—	0.1	0.1	—	—	(0.1)	—	2.6	1.9

Total lease contract revenue	$20.1	$20.8	$0.7	$0.3	$4.9	$7.5	$10.0	$11.5	$—	$(0.1)	$35.7	$40.0

Management contract revenue:
New location	$0.6	$—	$—	$—	$1.4	$0.2	$0.5	$—	$0.1	$—	$2.6	$0.2
Contract expirations	0.4	3.1	—	—	0.1	1.7	0.1	0.2	—	—	0.6	5.0
Same location	11.4	10.6	2.7	1.0	10.1	9.5	7.4	7.7	—	0.3	31.6	29.1
Conversions	—	—	—	—	—	—	—	—	—	—	—	—
Acquisitions	0.9	0.8	—	—	1.6	1.3	—	—	—	—	2.5	2.1

Total management contract revenue	$13.3	$14.5	$2.7	$1.0	$13.2	$12.7	$8.0	$7.9	$0.1	$0.3	$37.3	$36.4

Lease contract revenue decreased primarily due to our same locations, contract expirations and conversions. Regions one, three and four recorded a decrease in same location revenue. Same location revenue in region four decreased compared to prior year due to the economic impact of reduced travel. Same location revenue in region one and three decreased primarily due to decreases in short-term parking revenue and contract expirations. Contract expirations in region three includes the $1.4 million Hurricane Katrina settlement received in 2008, that did not recur in 2009.
All regions recorded increases in management contract revenue from new locations. Contract expirations in region three includes the $0.2 million Hurricane Katrina settlement received in 2008 that did not recur in 2009.
Segment cost of parking services information is summarized as follows:

	Three Months June 30,
	Region One		Region Two		Region Three		Region Four		Other		Total
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
						(in millions)
Cost of parking services lease contracts:
New location	$0.6	$—	$0.5	$—	$0.7	$—	$0.1	$—	$—	$—	$1.9	$—
Contract expirations	—	0.9	—	—	—	1.6	—	—	0.1	(0.4)	0.1	2.1
Same location	15.4	16.1	0.2	0.2	3.7	3.8	9.3	9.8	—	—	28.6	29.9
Conversions	0.1	0.4	—	—	—	—	—	0.7	—	—	0.1	1.1
Acquisitions	2.2	1.5	—	—	0.1	0.1	—	—	(0.1)	—	2.2	1.6

Total cost of parking services lease contracts	$18.3	$18.9	$0.7	$0.2	$4.5	$5.5	$9.4	$10.5	$—	$(0.4)	$32.9	$34.7

Cost of parking services management contracts:
New location	$0.2	$—	$0.1	$—	$0.6	$—	$0.3	$—	$—	$0.1	$1.2	$0.1
Contract expirations	0.7	2.0	—	—	0.1	0.8	—	0.2	—	0.4	0.8	3.4
Same location	5.1	4.7	1.6	0.1	5.2	4.2	3.9	4.3	0.3	(0.1)	16.1	13.2
Conversions	—	—	—	—	—	—	—	—	—	—	—	—
Acquisitions	0.5	0.4	—	—	1.2	1.0	—	—	0.1	0.1	1.8	1.5

Total cost of parking services management contracts	$6.5	$7.1	$1.7	$0.1	$7.1	$6.0	$4.2	$4.5	$0.4	$0.5	$19.9	$18.2

Cost of parking services lease contracts decreased primarily due to decreased costs in region one, three and four related to same locations. Same location costs decreased primarily due to decreases in rent expense primarily as a result of contingent rental payments on the decrease in revenue for some locations and a reduction in payroll and payroll related.
Cost of parking services management contracts primarily increased due to same location costs, primarily related to increases in costs associated with reverse management contracts and the cost of providing management services. The other region amounts in same location costs primarily represent prior year insurance reserve adjustments.

Segment gross profit/gross profit percentage information is summarized as follows:

	Three Months Ended June 30,
	Region One		Region Two		Region Three		Region Four		Other		Total
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
	(in millions)
Gross profit lease contracts:
New location	$0.1	$0.1	$—	$—	$0.1	$—	$—	$—	$—	$—	$0.2	$0.1
Contract expirations	—	—	—	0.1	—	1.5	—	—	—	0.4	—	2.0
Same location	1.3	1.4	—	—	0.3	0.5	0.6	0.9	—	(0.1)	2.2	2.7
Conversions	—	0.1	—	—	—	—	—	0.1	—	—	—	0.2
Acquisitions	0.4	0.3	—	—	—	—	—	—	—	—	0.4	0.3

Total gross profit lease contracts	$1.8	$1.9	$—	$0.1	$0.4	$2.0	$0.6	$1.0	$—	$0.3	$2.8	$5.3

	(percentages)
Gross profit percentage lease contracts:
New location	14.3	100.0	—	—	12.5	—	—	—	—	—	9.5	100.0
Contract expirations	—	—	—	100.0	—	48.4	—	—	—	—	—	48.8
Same location	7.8	8.0	—	—	7.5	11.6	6.1	8.4	—	100.0	7.1	8.3
Conversions	—	20.0	—	—	—	—	—	12.5	—	—	—	15.4
Acquisitions	15.4	16.7	—	—	—	—	—	—	—	—	15.4	15.8

Total gross profit percentage	9.0	9.1	—	33.3	8.2	26.7	6.0	8.7	—	(300.0)	7.8	13.3

	(in millions)

Gross profit management contracts:
New location	$0.4	$—	$(0.1)	$—	$0.8	$0.2	$0.2	$—	$0.1	$(0.1)	$1.4	$0.1
Contract expirations	(0.3)	1.1	—	—	—	0.9	0.1	—	—	(0.4)	(0.2)	1.6
Same location	6.3	5.9	1.1	0.9	4.9	5.3	3.5	3.4	(0.3)	0.4	15.5	15.9
Conversions	—	—	—	—	—	—	—	—	—	—	—	—
Acquisitions	0.4	0.4	—	—	0.4	0.3	—	—	(0.1)	(0.1)	0.7	0.6

Total gross profit management contracts	$6.8	$7.4	$1.0	$0.9	$6.1	$6.7	$3.8	$3.4	$(0.3)	$(0.2)	$17.4	$18.2

	(percentages)

Gross profit percentage management contracts:
New location	66.7	—	—	—	57.1	100.0	40.0	—	100.0	—	53.8	50.0
Contract expirations	(75.0)	35.5	—	—	—	52.9	100.0	—	—	—	(33.3)	32.0
Same location	55.3	55.7	40.7	90.0	48.5	55.8	47.3	44.2	—	133.3	49.1	54.6
Conversions	—	—	—	—	—	—	—	—	—	—	—	—
Acquisitions	44.4	50.0	—	—	25.0	23.1	—	—	—	—	28.0	28.6

Total gross profit percentage	51.1	51.0	37.0	90.0	46.2	52.8	47.5	43.0	(300.0)	(66.7)	46.6	50.0

Gross profit for lease contracts declined primarily due to same locations and contract expirations. Region one, three and four experienced a decline in same location profit primarily due to a decline in revenue that exceeded the decline in costs, primarily associated to decreases in short-term parking revenue. Region three experienced a decline in gross profit contract expirations due to the Hurricane Katrina settlement recorded in revenue for 2008, that did not recur in 2009.
Gross profit for management contracts declined primarily due to our same locations in region three and our contract expirations in region one. Region three experienced a decline in gross profit contract expirations due to the Hurricane Katrina settlement recorded in revenue for 2008, that did not recur in 2009.
Segment general and administrative expense information is summarized as follows:

	Three Months Ended June 30,
	Region One		Region Two		Region Three		Region Four		Other		Total
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
	(in millions)
General and administrative expenses	$2.3	$2.2	$0.4	$0.5	$2.7	$2.4	$0.8	$0.8	$4.1	$6.1	$10.3	$12.0

General and administrative expenses on a segment basis represent direct administrative costs for each region. The other region consists primarily of the corporate headquarters. The other region decreased primarily related to payroll and payroll related and post-retirement benefits, partially offset by the Hurricane Katrina settlement received in 2008 that did not recur in 2009.

Six Months ended June 30, 2009 Compared to Six Months ended June 30, 2008
The following table presents the material factors that impact our revenue.

	Six Months Ended
	June 30,		Variance
	2009	2008	Amount	%

Lease contract revenue:
New location	$5.0	$0.9	$4.1	455.6
Contract expirations	0.4	6.9	(6.5)	(94.2)
Same location:
Short-term parking	41.1	44.1	(3.0)	(6.8)
Monthly parking	18.8	20.1	(1.3)	(6.5)

Total same location	59.9	64.2	(4.3)	(6.7)
Conversions	0.3	2.5	(2.2)	(88.0)
Acquisitions	4.8	3.2	1.6	50.0

Total lease contract revenue	$70.4	$77.7	$(7.3)	(9.4)

Management contract revenue:
New location	$6.3	$1.2	$5.1	425.0
Contract expirations	2.2	10.8	(8.6)	(79.6)
Same location	61.6	56.0	5.6	10.0
Conversions	—	—	—	—
Acquisitions	5.5	4.3	1.2	27.9

Total management contract revenue	$75.6	$72.3	$3.3	4.6

Reimbursement of management contract expense	$200.2	$198.8	$1.4	0.7

Parking services revenue—lease contracts. Lease contract revenue decreased $7.3 million, or 9.4%, to $70.4 million for the six months ended June 30, 2009, compared to $77.7 million for the six months ended June 30, 2008. The decrease resulted primarily from a decrease in same location short-term parking revenue conversions, and a decrease of $1.4 million related to the Hurricane Katrina settlement received in 2008, which did not recur in 2009, included in contract expirations, which was partially offset by increases from our new locations and acquisitions. Same location revenue for those facilities, which as of June 30, 2009 are the comparative periods for the two years presented, decreased 6.7%. Revenue associated with contract expirations relates to contracts that expired during the current period.
Parking services revenue—management contracts. Management contract revenue increased $3.3 million, or 4.6%, to $75.6 million for the six months ended June 30, 2009, compared to $72.3 million for the six months ended June 30, 2008. The increase resulted primarily from same location revenue, new locations and acquisitions, partially offset by decreases in revenue from contract expirations, which includes a $0.2 million decrease related to the Hurricane Katrina settlement received in 2008, that did not recur in 2009. Same locations revenue for those facilities, which as of June 30, 2009 are the comparative periods for the two years presented, increased 10.0%.
Reimbursement of management contract expense. Reimbursement of management contract expenses increased $1.4 million, or 0.7%, to $200.2 million for the six months ended June 30, 2009, compared to $198.8 million for the six months ended June 30, 2008. This increase resulted from additional reimbursements for costs incurred on behalf of owners.

The following table presents the material factors that impact our cost of parking services.

	Six Months Ended
	June 30,		Variance
	2009	2008	Amount	%
Cost of parking services lease contracts:
New location	$4.9	$0.9	$4.0	444.4
Contract expirations	0.4	4.7	(4.3)	(91.5)
Same location:
Rent	42.4	44.7	(2.3)	(5.1)
Payroll and payroll related	8.3	8.8	(0.5)	(5.7)
Other operating costs	5.2	5.4	(0.2)	(3.7)

Total same location	55.9	58.9	(3.0)	(5.1)
Conversions	0.2	2.2	(2.0)	(90.9)
Acquisitions	4.5	2.9	1.6	55.2

Total cost of parking services lease contracts	$65.9	$69.6	$(3.7)	(5.3)

Cost of parking services management contracts:
New locations	$3.0	$0.6	$2.4	400.0
Contract expirations	1.9	6.9	(5.0)	(72.5)
Same location:
Payroll and payroll related	15.6	14.6	1.0	6.8
Other operating expenses	15.9	10.2	5.7	55.9

Total same location	31.5	24.8	6.7	27.0
Conversions	—	—	—	—
Acquisitions	3.9	2.9	1.0	34.5

Total cost of parking services management contracts	$40.3	$35.2	$5.1	14.5

Reimbursed management contract expense	$200.2	$198.8	$1.4	0.7

Cost of parking services—lease contracts. Cost of parking services for lease contracts decreased $3.7 million, or 5.3%, to $65.9 million for the six months ended June 30, 2009, compared to $69.6 million for the six months ended June 30, 2008. The decrease resulted primarily from decreases in costs related to contract expirations, same locations and conversions, partially offset by increases in costs related to new locations and acquisitions. Same locations costs for those facilities which as of June 30, 2009 are the comparative for the two years presented, decreased 5.3%. Same location rent expense for lease contracts decreased primarily as a result of contingent rental payments on the decrease in revenue for same locations.
Cost of parking services—management contracts. Cost of parking services for management contracts increased $5.1 million, or 14.5%, to $40.3 million for the six months ended June 30, 2009, compared to $35.2 million for the six months ended June 30, 2008. The increase resulted primarily from increases in costs related to same locations, new locations and acquisitions, partially offset by decreases in costs related to contract expirations. There was no impact on costs for those management contracts which converted to a lease contract. Same location costs for those facilities, which as of June 30, 2009 are the comparative for the two years presented, increased 27.0%. Same location increase in operating expenses for management contracts primarily result from negative fluctuations in prior years insurance reserve adjustments, increases in costs associated with reverse management contracts and the cost of providing management services.
Reimbursed management contract expense. Reimbursed management contract expense increased $1.4 million, or 0.7%, to $200.2 million for the six months ended June 30, 2009, compared to $198.8 million for the six months ended June 30, 2008. This increase resulted from additional reimbursed cost incurred on the behalf of owners.

The following table presents the material changes to the gross profit and gross profit percentage on our lease and management contracts.

	Six Months Ended
	June 30,		Variance
	2009	2008	Amount	%
		(in millions)
Gross profit lease contracts:
New location	$0.1	$—	$0.1	100.0
Contract expirations	—	2.2	(2.2)	(100.0)
Same location	4.0	5.3	(1.3)	(24.5)
Conversions	0.1	0.3	(0.2)	(66.7)
Acquisitions	0.3	0.3	—	—

Total gross profit lease contracts	$4.5	$8.1	$(3.6)	(44.4)

Gross profit percentage lease contracts:
New location	2.0%	—
Contract expirations	—	31.9%
Same location	6.7%	8.3%
Conversions	33.3%	12.0%
Acquisitions	6.3%	9.4%

Total gross profit percentage lease contracts	6.4%	10.4%

Gross profit management contracts:
New location	$3.3	$0.6	$2.7	450.0
Contract expirations	0.3	3.9	(3.6)	(92.3)
Same location	30.1	31.2	(1.1)	(3.5)
Conversions	—	—	—	—
Acquisitions	1.6	1.4	0.2	14.3

Total gross profit management contracts	$35.3	$37.1	$(1.8)	(4.9)

Gross profit percentage management contracts:
New location	52.4%	50.0%
Contract expirations	13.6%	36.1%
Same location	48.9%	55.7%
Conversions	—	—
Acquisitions	29.1%	32.6%

Total gross profit percentage management contracts	46.7%	51.3%

Gross profit—lease contracts. Gross profit for lease contracts decreased $3.6 million, or 44.4%, to $4.5 million for six months ended June 30, 2009, compared to $8.1 million for the six months ended June 30, 2008. Gross profit percentage for lease contracts decreased to 6.4% for the six months ended June 30, 2009, compared to 10.4% for the six months ended June 30, 2008. Gross profit lease contracts decreases on same locations were primarily the result of a decrease in short-term parking revenue, without an equal and corresponding decrease in costs. Gross profit lease contracts decreases on contract expirations were primarily the result of the Hurricane Katrina settlement of $1.4 million received in 2008, that did not recur in 2009.
Gross profit—management contracts. Gross profit for management contracts decreased $1.8 million, or 4.9%, to $35.3 million for the six months ended June 30, 2009, compared to $37.1 million for the six months ended June 30, 2008. Gross profit percentage for management contracts decreased to 46.7% for the six months ended June 30, 2009, compared to 51.3% for the six months ended June 30, 2008. Gross profit for management contracts decreases were primarily the result of our same locations and our contract expirations. Gross profit percentage on same locations accounted for most of the decline on a percentage basis, primarily due to negative fluctuations in prior years insurance reserve adjustments, increases in costs associated with reverse management contracts and the cost of providing management services.
General and administrative expenses. General and administrative expenses decreased $0.3 million, or 1.5%, to $23.1 million for the six months ended June 30, 2009, compared to $23.4 million for the six months ended June 30, 2008. This decrease resulted primarily from decreases in payroll and payroll related expenses of $0.2 million, a decrease of $0.4 million related to post-retirement benefits in 2008 that did not recur, a $0.4 million credit related to the settlement agreement from a prior year acquisition, a decrease of $0.2 million related to outsourcing fees, decreases in other costs of $0.1 million, which was partially offset by increases in legal-related expenses of $0.6 million, related to the sale by the Company’s former majority shareholder of its stake in the Company, and $0.4 million related to the 2008 Hurricane Katrina settlement, which did not recur in 2009.

Interest expense. Interest expense increased $0.4 million, or 13.8%, to $3.0 million for the six months ended June 30, 2009, as compared to $2.6 million for the six months ended June 30, 2008. This increase resulted from increased borrowings.
Interest income. Interest income increased $0.1 million, or 95.2%, to $0.2 million for the six months ended June 30, 2009, as compared to $0.1 million for the six months ended June 30, 2008. This increase resulted primarily from an interest bearing receivable that did not occur in the prior year.
Income tax expense. Income tax expense decreased $2.3 million, or 35.3%, to $4.3 million for the six months ended June 30, 2009, as compared to $6.6 million for the six months ended June 30, 2008. A decrease in our pre-tax income resulted in a $2.1 million decrease in income tax expense. Our effective tax rate was 39.2% for the six months ended June 30, 2009 and 40.8% for the six months ended June 30, 2008, which resulted in a $0.2 million decrease in income tax expense.
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
The Company is managed based on regions administered by executive vice presidents. Three regions are generally organized geographically with the fourth region encompassing major airports and transportation operations nationwide. The following is a summary of revenues (excluding reimbursement of management contract expenses) by region for the three months ended June 30, 2009 and 2008. Information related to prior years has been recast to conform to the new region alignment.
Region One encompasses Delaware, District of Columbia, Florida, Georgia, Illinois, Kansas, Maine, Maryland, Massachusetts, Minnesota, Missouri, New Hampshire, New Jersey, New York, North Carolina, Ohio, Rhode Island, Tennessee, Vermont, Virginia, and Wisconsin.
Region Two encompasses Alberta, British Columbia, Manitoba and Ontario.
Region Three encompasses Arizona, California, Colorado, Hawaii, Louisiana, Nevada, Texas, Utah, Washington, and Wyoming.
Region Four encompasses all major airport and transportation operations nationwide.
Other consists of ancillary revenue that is not specifically identifiable to a region and reserve adjustments related to prior years.
The following tables present the material factors that impact our financial statements on an operating segment basis.
Segment revenue information is summarized as follows:

	Six Months Ended June 30,
	Region One		Region Two		Region Three		Region Four		Other		Total
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
	(in millions)
Lease contract revenue:
New location	$2.3	$0.9	$1.0	$—	$1.5	$—	$0.1	$—	$0.1	$—	$5.0	$0.9
Contract expirations	0.2	1.9	—	0.2	0.2	4.8	—	—	—	—	0.4	6.9
Same location	31.9	33.4	0.3	0.4	7.9	8.6	19.8	21.8	—	—	59.9	64.2
Conversions	0.3	0.9	—	—	—	—	—	1.6	—	—	0.3	2.5
Acquisitions	4.6	3.0	—	—	0.2	0.2	—	—	—	—	4.8	3.2

Total lease contract revenue	$39.3	$40.1	$1.3	$0.6	$9.8	$13.6	$19.9	$23.4	$0.1	$—	$70.4	$77.7

Management contract revenue:
New location	$1.8	$0.5	$—	$—	$3.2	$0.5	$1.3	$0.1	$—	$0.1	$6.3	$1.2
Contract expirations	1.1	6.5	—	—	1.0	3.9	0.2	0.4	(0.1)	—	2.2	10.8
Same location	22.0	20.6	4.8	1.9	19.7	18.4	14.9	15.2	0.2	(0.1)	61.6	56.0
Conversions	—	—	—	—	—	—	—	—	—	—	—	—
Acquisitions	2.0	1.4	—	—	3.5	2.9	—	—	—	—	5.5	4.3

Total management contract revenue	$26.9	$29.0	$4.8	$1.9	$27.4	$25.7	$16.4	$15.7	$0.1	$—	$75.6	$72.3

Lease contract revenue decreased primarily due to our same locations, contract expirations and conversions. Regions one, two, three and four recorded a decrease in same location revenue. Same location revenue decreased compared to prior year primarily due to a reduction in short-term parking revenue and contract expirations. Contract expirations in region three includes the $1.4 million Hurricane Katrina settlement received in 2008 that did not recur in 2009.
Regions one, two, three, and other recorded increases in management contract revenue from same location revenue compared to prior year. Regions one, two, and three added new services to existing contracts, which accounted for the increase in same location revenue. Contract expirations in region three includes the $0.2 million Hurricane Katrina settlement received in 2008, that did not recur in 2009.
Segment cost of parking services information is summarized as follows:

	Six Months June 30,
	Region One		Region Two		Region Three		Region Four		Other		Total
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
	(in millions)
Cost of parking services lease contracts:
New location	$2.5	$0.9	$0.9	$—	$1.4	$—	$0.1	$—	$—	$—	$4.9	$0.9
Contract expirations	0.2	1.8	—	—	0.2	3.4	—	—	—	(0.5)	0.4	4.7
Same location	29.5	30.9	0.3	0.4	7.3	7.7	18.7	20.0	0.1	(0.1)	55.9	58.9
Conversions	0.2	0.8	—	—	—	—	—	1.4	—	—	0.2	2.2
Acquisitions	4.4	2.7	—	—	0.2	0.2	—	—	(0.1)	—	4.5	2.9

Total cost of parking services lease contracts	$36.8	$37.1	$1.2	$0.4	$9.1	$11.3	$18.8	$21.4	$—	$(0.6)	$65.9	$69.6

Cost of parking services management contracts:
New location	$0.7	$0.2	$0.2	$—	$1.5	$0.2	$0.7	$—	$(0.1)	$0.2	$3.0	$0.6
Contract expirations	1.1	4.1	—	—	0.7	2.0	0.1	0.3	—	0.5	1.9	6.9
Same location	10.2	9.0	2.9	0.2	10.0	8.2	7.7	8.3	0.7	(0.9)	31.5	24.8
Conversions	—	—	—	—	—	—	—	—	—	—	—	—
Acquisitions	1.1	0.6	—	—	2.8	2.3	—	—	—	—	3.9	2.9

Total cost of parking services management contracts	$13.1	$13.9	$3.1	$0.2	$15.0	$12.7	$8.5	$8.6	$0.6	$(0.2)	$40.3	$35.2

Cost of parking services lease contracts decreased primarily due to decreased costs in region one, two, three and four related to same locations and decreased costs in region one and three related to contract expirations. Same location costs decreased primarily due to rent expense for lease contracts, as a result of contingent rental payments on the decrease in revenue for same locations and reductions in payroll and payroll related
Cost of parking services management contracts primarily increased due to costs associated with reverse management contracts and the cost of providing management services for same and new locations.

Segment gross profit/gross profit percentage information is summarized as follows:

	Six Months Ended June 30,
	Region One		Region Two		Region Three		Region Four		Other		Total
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
	(in millions)
Gross profit lease contracts:
New location	$(0.2)	$—	$0.1	$—	$0.1	$—	$—	$—	$0.1	$—	$0.1	$—
Contract expirations	—	0.1	—	0.2	—	1.4	—	—	—	0.5	—	2.2
Same location	2.4	2.5	—	—	0.6	0.9	1.1	1.8	(0.1)	0.1	4.0	5.3
Conversions	0.1	0.1	—	—	—	—	—	0.2	—	—	0.1	0.3
Acquisitions	0.2	0.3	—	—	—	—	—	—	0.1	—	0.3	0.3

Total gross profit lease contracts	$$2.5	$3.0	$0.1	$0.2	$0.7	$2.3	$1.1	$2.0	$0.1	$0.6	$4.5	$8.1

	(percentages)

Gross profit percentage lease contracts:
New location	(8.7)	—	10.0	—	6.7	—	—	—	100.0	—	2.0	—
Contract expirations	—	5.3	—	100.0	—	29.2	—	—	—	—	—	31.9
Same location	7.5	7.5	—	—	7.6	10.5	5.6	8.3	—	—	6.7	8.3
Conversions	33.3	11.1	—	—	—	—	—	12.5	—	—	33.3	12.0
Acquisitions	4.3	10.0	—	—	—	—	—	—	—	—	6.2	9.4

Total gross profit percentage	6.4	7.5	7.7	33.3	7.1	16.9	5.5	8.5	100.0	—	6.4	10.4

	(in millions)

Gross profit management contracts:
New location	$1.1	$0.3	$(0.2)	$—	$1.7	$0.3	$0.6	$0.1	$0.1	$(0.1)	$3.3	$0.6
Contract expirations	—	2.4	—	—	0.3	1.9	0.1	0.1	(0.1)	(0.5)	0.3	3.9
Same location	11.8	11.6	1.9	1.7	9.7	10.2	7.2	6.9	(0.5)	0.8	30.1	31.2
Conversions	—	—	—	—	—	—	—	—	—	—	—	—
Acquisitions	0.9	0.8	—	—	0.7	0.6	—	—	—	—	1.6	1.4

Total gross profit management contracts	$13.8	$15.1	$1.7	$1.7.	$12.4	$13.0	$7.9	$7.1	$(0.5)	$0.2	$35.3	$37.1

	(percentages)

New location	61.1	60.0	—	—	53.1	60.0	46.2	100.0	—	(100.0)	52.4	50.0
Contract expirations	—	36.9	—	—	30.0	48.7	50.0	25.0	100.0	—	13.6	36.1
Same location	53.6	56.3	39.6	89.5	49.2	55.4	48.3	45.4	(250.0)	(800.0)	48.9	55.7
Conversions	—	—	—	—	—	—	—	—	—	—	—	—
Acquisitions	45.0	57.1	—	—	20.0	20.7	—	—	—	—	29.1	32.6

Total gross profit percentage	51.3	52.1	35.4	89.5	45.3	50.6	48.2	45.2	(500.0)	—	46.7	51.3

Gross profit for lease contracts declined primarily due to same locations. Region one, three and four experienced a decline in same location profit primarily due to a decline in revenue that exceeded the decline in costs, primarily associated to a decrease in short-term parking revenue. Region three experienced a decline in gross profit contract expirations due to the Hurricane Katrina settlement recorded in revenue for 2008, that did not recur in 2009.
Gross profit for management contracts declined primarily due to our same locations and contract expirations in regions one, three and other. The other region declined in gross profit due to changes in prior years insurance reserve activity. Region three experienced a decline in gross profit contract expirations due to the Hurricane Katrina settlement recorded in revenue for 2008, that did not recur in 2009.
Segment general and administrative expense information is summarized as follows:

	Six Months Ended June 30,
	Region One		Region Two		Region Three		Region Four		Other		Total
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
	(in millions)
General and administrative expenses	$4.5	$4.4	$0.9	$1.0	$6.3	$5.5	$1.7	$1.5	$9.7	$11.0	$23.1	$23.4

General and administrative expenses on a segment basis represent direct administrative costs for each region. The other region consists primarily of the corporate headquarters. The other region decreased primarily related to payroll and payroll related and post-retirement benefits, partially offset by legal fees related to the sale by the Company’s former majority shareholder of its stake in the Company. Region three increased primarily related to legal fees, partially offset by the Hurricane Katrina settlement received in 2008, that did not recur in 2009.

Liquidity and Capital Resources
Outstanding Indebtedness
On June 30, 2009, we had total indebtedness of approximately $126.6 million, an increase of $1.5 million from December 31, 2008. The $126.6 million includes:
•	$122.8 million under our senior credit facility; and

•	$3.8 million of other debt including capital lease obligations and obligations on seller notes and other indebtedness.
We believe that our cash flow from operations, combined with availability under our senior credit facility, which amounted to $25.9 million at June 30, 2009, will be sufficient to enable us to pay our indebtedness, or to fund other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before their respective maturities. We believe that we will be able to refinance our indebtedness on commercially reasonable terms.
Senior Credit Facility
On July 15, 2008, we entered into an amended and restated credit agreement which restated our credit facility.
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
At June 30, 2009, we had $18.9 million of letters of credit outstanding under the senior credit facility, borrowings against the senior credit facility aggregated $122.8 million and we had $25.9 million available under the senior credit facility.
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
At June 30, 2009, the fair value of the Rate Cap Transaction was immaterial. Total changes in the fair value of the Rate Cap Transaction for the six months ended June 30, 2009 was also immaterial.

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
During the first quarter of 2009, we repurchased from third party shareholders 93,600 shares at an average price of $18.23 per share, including average commissions of $0.03 per share, on the open market. Our majority shareholder sold to us 119,701 shares in the first quarter at an average price of $18.20 per share. The total value of the first quarter transactions was $3.9 million. During the first quarter of 2009, 200,650 shares were retired and the remaining 12,651 shares were retired in April 2009.
There were no repurchases in the second quarter of 2009.
As of June 30, 2009, $19.0 million remained available for repurchase under the July 2008 authorization by the Board of Directors.
2008 Stock Repurchases
In December 2007, the Board of Directors authorized us to repurchase shares of our common stock, on the open market or through private purchases, up to $25.0 million in aggregate. As of December 31, 2007, $22.9 million remained available for repurchase under this authorization.
During the first quarter of 2008, we repurchased from third party shareholders 257,125 shares at an average price of $20.79 per share, including average commissions $0.03 per share, on the open market. Our majority shareholder sold to us 120,111 shares in the first quarter at an average price of $20.76 per share. The total value of the first quarter transactions was $7.8 million. In March 2008, 214,500 shares were retired and the remaining 162,736 shares were retired in June 2008.
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
Letters of Credit
At June 30, 2009, we have provided letters of credit totaling $16.5 million to our casualty insurance carrier to collateralize our casualty insurance program.
As of June 30, 2009, we provided $2.4 million in letters to collateralize other obligations.
Deficiency Payments
Pursuant to our obligations with respect to the parking garage operations at Bradley International Airport, we are required to make certain payments for the benefit of the State of Connecticut and for holders of special facility revenue bonds. The deficiency payments represent contingent interest bearing advances to the trustee to cover operating cash flow requirements. The payments, if any, are recorded as a receivable by us for which we are reimbursed from time to time as provided in the trust agreement. As of June 30, 2009, we have a receivable of $7.5 million, comprised of cumulative deficiency payments to the trustee, net of reimbursements. We believe these advances to be fully recoverable and therefore have not recorded a valuation allowance for them. We do not guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.
We made deficiency payments (net of repayments received) of $1.5 million in the first six months of 2009 compared to $0.9 million in the first six months of 2008. We did not receive any payments for interest and premium income related to deficiency payments in the first six months of 2009 and 2008.

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
Net Cash Provided by Operating Activities
Our primary sources of funds are cash flows from operating activities and changes in working capital. Net cash provided by operating activities totaled $7.8 million for the first six months of 2009. Cash provided included $13.3 million from operations which was offset by a net decrease in working capital of $5.4 million. The decrease in working capital resulted primarily from an increase of $1.5 million in notes and accounts receivable which primarily related to Bradley International Airport guarantor payments as described under “Deficiency Payments”, and a decrease of $3.9 million in other liabilities which primarily related to a reduction in accruals related to payments under employee incentive program.
Net cash provided by operating activities totaled $17.2 million for the first six months of 2008. Cash provided included $16.5 million from operations and a net increase in working capital of $0.6 million. The increase in working capital resulted primarily from an increase of $3.6 million in accounts payable which primarily resulted from the timing on payments to our clients and new business that are under management contracts as described under “Daily Cash Collections,” offset by a decrease of $2.5 million in notes and accounts receivable.
Net Cash Used in Investing Activities
Net cash used in investing activities totaled $3.1 million in the first six months of 2009. Cash used in investing activities for the first six months of 2009 included capital expenditures of $2.2 million for capital investments needed to secure and/or extend leased facilities, investment in information system enhancements and infrastructure, cost of contract purchases of $0.6 million and $0.3 million for contingent payments on previously acquired contracts.
Net cash used in investing activities totaled $8.2 million in the first six months of 2008. Cash used in investing activities for the first three months of 2008 included business acquisitions of $5.5 million, capital expenditures of $2.5 million for capital investments needed to secure and/or extend leased facilities, investment in information system enhancements and infrastructure, and cost of contract purchases of $0.2 million.
Net Cash Used in Financing Activities
Net cash used in financing activities totaled $2.5million in the first six months of 2009. Cash used in financing activities for 2009 included $3.9 million to repurchase our common stock, $0.6 million for payments on capital leases, $0.1 million in distribution to noncontrolling interests and $0.1 million for payments on long-term borrowings, partially offset by $2.2 million from our senior credit facility.
Net cash used in financing activities totaled $5.8 million in the first six months of 2008. Cash used in financing activities for 2008 included $12.9 million to repurchase our common stock, $0.9 million for payments on capital leases, $0.1 million for payments on long-term borrowings, $0.1 million in distribution to noncontrolling interests, $0.1 million for payments of debt issuance costs, offset by $7.5 million from our senior credit facility, $0.3 million from the exercise of stock options and $0.5 million in excess tax benefits related to stock option exercises.
Cash and Cash Equivalents
We had cash and cash equivalents of $10.5 million at June 30, 2009, compared to $8.3 million at December 31, 2008. The cash balances reflect our ability to utilize funds deposited into our local accounts and which based upon availability, timing of deposits and the subsequent movement of that cash into our corporate accounts may result in significant changes to our cash balances.

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
At June 30, 2009, the fair value of the Rate Cap Transaction was immaterial. Total changes in the fair value of the Rate Cap Transaction for the six months ended June 30, 2009 was also immaterial.
We do not enter into derivative instruments for any purpose other than cash flow hedging purposes.
Our $210.0 million senior credit facility provides for a $210.0 million variable rate revolving facility. In addition, the credit facility includes a letter of credit sub-facility with a sublimit of $50.0 million. Interest expense on such borrowing is sensitive to changes in the market rate of interest. If we were to borrow the entire $210.0 million available under the facility, a 1% increase in the average market rate would result in an increase in our annual interest expense of $2.10 million.
This amount is determined by considering the impact of the hypothetical interest rates on our borrowing cost, but does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Due to the uncertainty of the specific changes and their possible effects, the foregoing sensitivity analysis assumes no changes in our financial structure.
Foreign Currency Risk
Our exposure to foreign exchange risk is minimal. All foreign investments are denominated in U.S. dollars, with the exception of Canada. We had approximately $3.3 million of Canadian dollar denominated cash instruments at June 30, 2009. We had no Canadian dollar denominated debt instruments at June 30, 2009. We do not hold any hedging instruments related to foreign currency transactions. We monitor foreign currency positions and may enter into certain hedging instruments in the future should we determine that exposure to foreign exchange risk has increased.

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
Changes in Internal Controls Over Financial Reporting
There have been no significant changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
The following risk factor supplement the Company’s risk factors as disclosed in Item 1A of Part I of the Company’s 2008 Annual Report on Form 10-K, filed on March 13, 2009, and in Item 1A of Part II of the Company’s Quarterly Report on Form 10-Q, filed on May 7, 2009:
The offer or sale of a substantial amount of our common stock by our largest stockholders could have an adverse impact on the market price of our common stock.
In February 2009, we were informed by our majority stockholder at that time, Steamboat Industries LLC, that Steamboat intended to sell a majority (and potentially all or substantially all) of its stake in the Company. This proposed sale was intended to raise sufficient proceeds to repay a loan that Steamboat had with third-party lenders. The loan was secured by a pledge of all of Steamboat’s common stock in the Company and was in the amount of approximately $119 million as of May 15, 2009. Such third-party lenders provided Steamboat with extensions of the loan to May 15, 2009 to permit Steamboat sufficient time to effect such sale. Steamboat was not able to raise sufficient proceeds to repay the loan. Accordingly, on May 15, 2009, 7,581,842 shares were transferred by Steamboat to the following third-party lenders: GSO Special Situations Overseas Master Fund, Ltd.; GSO Special Situations Overseas Benefit Plan Fund, Ltd.; CML VII, LLC; GSO Special Situations Fund LP; and GSO Capital Opportunities Fund LP (collectively, the “Lenders”). Steamboat also transferred demand and piggy-back registration rights with respect to such common stock to the Lenders in connection with the foreclosure. The offer, sale, disposition or consummation of transactions involving substantial amounts of our common stock by the Lenders could have a significant negative impact on our stock price, particularly if such offers, sales, dispositions or transactions occur simultaneously or relatively close in time.

Item 6.	Exhibits

Exhibit
Number	Description
3.1	Third Amended and Restated Bylaws of Standard Parking Corporation dated June 17, 2009 (incorporated by reference to exhibit 3.1 of the Company’s Current Report on Form 8-K/A filed on June 22, 2009).
10.1
Registration Rights Agreement dated June 2, 2004 between the Company and Steamboat, as amended to join additional financial institutions as parties on May 15, 2009 (incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K as filed on May 18, 2009).

31.1	Section 302 Certification dated August 7, 2009 for James A. Wilhelm, Director, President and Chief Executive Officer
31.2	Section 302 Certification dated August 7, 2009 for G. Marc Baumann, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
31.3	Section 302 Certification dated August 7, 2009 for Daniel R. Meyer, Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer)
32.1	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 7, 2009

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD PARKING CORPORATION
Dated: August 7, 2009	By:	/s/ JAMES A. WILHELM
James A. Wilhelm
Director, President and Chief Executive Officer (Principal Executive Officer)

Dated: August 7, 2009	By:	/s/ G. MARC BAUMANN
G. Marc Baumann
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Dated: August 7, 2009	By:	/s/ DANIEL R. MEYER
Daniel R. Meyer Senior Vice President,
Corporate Controller and Assistant Treasurer (Principal Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description
3.1	Third Amended and Restated Bylaws of Standard Parking Corporation dated June 17, 2009 (incorporated by reference to exhibit 3.1 of the Company’s Current Report on Form 8-K/A filed on June 22, 2009).
10.1
Registration Rights Agreement dated June 2, 2004 between the Company and Steamboat, as amended to join additional financial institutions as parties on May 15, 2009 (incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K as filed on May 18, 2009).

31.1	Section 302 Certification dated August 7, 2009 for James A. Wilhelm, Director, President and Chief Executive Officer
31.2	Section 302 Certification dated August 7, 2009 for G. Marc Baumann, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
31.3	Section 302 Certification dated August 7, 2009 for Daniel R. Meyer, Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer)
32.1	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 7, 2009