Form 10-Q
period 2009-09-30
STANDARD PARKING CORP
filed 2009-11-09
CIK 1059262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of October 30, 2009, there were 15,364,521 shares of common stock of the registrant outstanding.

STANDARD PARKING CORPORATION
FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
STANDARD PARKING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	September 30, 2009	December 31, 2008
	(Unaudited)	(see Note)
ASSETS
Current assets:
Cash and cash equivalents	$8,641	$8,301
Notes and accounts receivable, net	44,930	45,198
Prepaid expenses and supplies	1,946	2,496
Deferred taxes	3,253	3,253

Total current assets	58,770	59,248
Leasehold improvements, equipment and construction in progress, net	17,388	17,542
Advances and deposits	4,044	4,433
Long-term receivables, net	9,480	6,680
Intangible and other assets, net	6,613	6,916
Cost of contracts, net	13,254	10,872
Goodwill	126,535	123,550

Total assets	$236,084	$229,241

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,523	$46,446
Accrued and other current liabilities	29,636	31,416
Current portion of long-term borrowings	722	1,068

Total current liabilities	75,881	78,930
Deferred taxes	7,600	3,305
Long-term borrowings, excluding current portion	119,879	123,996
Other long-term liabilities	22,502	22,052
Standard Parking Corporation’s stockholders’ equity:
Common stock, par value $.001 per share; 21,300,000 shares authorized; 15,312,089 and 16,110,781 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	15	16
Additional paid-in capital	90,565	103,541
Accumulated other comprehensive income	357	85
Treasury stock, at cost 627,423 shares as of December 31, 2008	—	(11,161)
Accumulated deficit	(80,652)	(91,464)

Total Standard Parking Corporation stockholders’ equity	10,285	1,017
Noncontrolling interest	(63)	(59)

Total equity	10,222	958

Total liabilities and stockholders’ equity	$236,084	$229,241

Note:
The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See Notes to Condensed Consolidated Interim Financial Statements.

STANDARD PARKING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for share and per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Parking services revenue:
Lease contracts	$35,576	$38,634	$105,963	$116,331
Management contracts	39,266	36,858	114,870	109,153

	74,842	75,492	220,833	225,484
Reimbursed management contract expense	97,480	101,919	297,632	300,687

Total revenue	172,322	177,411	518,465	526,171
Cost of parking services:
Lease contracts	32,899	35,506	98,780	105,110
Management contracts	20,696	16,510	61,025	51,718

	53,595	52,016	159,805	156,828
Reimbursed management contract expense	97,480	101,919	297,632	300,687

Total cost of parking services	151,075	153,935	457,437	457,515
Gross profit:
Lease contracts	2,677	3,128	7,183	11,221
Management contracts	18,570	20,348	53,845	57,435

Total gross profit	21,247	23,476	61,028	68,656
General and administrative expenses (1)	11,295	12,017	34,376	35,457
Depreciation and amortization	1,582	1,539	4,482	4,489

Operating income	8,370	9,920	22,170	28,710
Other expenses (income):
Interest expense	1,546	1,777	4,510	4,381
Interest income	(54)	(106)	(216)	(189)

	1,492	1,671	4,294	4,192
Income before income taxes	6,878	8,249	17,876	24,518
Income tax expense	2,654	3,144	6,920	9,734

Net income	4,224	5,105	10,956	14,784
Less: Net income (loss) attributable to noncontrolling interest	38	(4)	144	121

Net income attributable to Standard Parking Corporation	$4,186	$5,109	$10,812	$14,663

Common stock data:
Net income per share:
Basic	$0.27	$0.30	$0.71	$0.83
Diluted	$0.27	$0.29	$0.69	$0.81
Weighted average shares outstanding:
Basic	15,277,601	17,244,932	15,274,214	17,753,188
Diluted	15,696,136	17,694,208	15,659,351	18,165,087

(1)
Non-cash stock based compensation expense of $681 and $1,754 for the three and nine months ended September 30, 2009, respectively, and $520 and $985 for the three and nine months ended September 30, 2008, respectively, is included in general and administrative expenses.

See Notes to Condensed Consolidated Interim Financial Statements.

STANDARD PARKING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended
	September 30, 2009	September 30, 2008
Operating activities:
Net income	$10,956	$14,784
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	4,173	4,147
Loss on sale of assets	286	291
Amortization of debt issuance costs	481	287
Write off of debt issuance cost	—	13
Non-cash stock-based compensation	1,754	985
Excess tax benefit related to stock option exercises	(136)	(878)
Provision (reversal) for losses on accounts receivable	(174)	79
Deferred income taxes	4,295	6,247
Change in operating assets and liabilities, net of acquisition related	(6,856)	(6,302)

Net cash provided by operating activities	14,779	19,653
Investing activities:
Acquisitions	(2,500)	(5,463)
Purchase of leaseholds improvements and equipment	(2,820)	(3,539)
Cost of contracts purchased	(904)	(446)
Proceeds from sale of assets	39	264
Contingent purchase payments	(259)	(64)

Net cash used in investing activities	(6,444)	(9,248)
Financing activities:
Repurchase of common stock	(3,885)	(37,512)
Proceeds from exercise of stock options	125	722
Tax benefit related to stock option exercises	136	878
(Payments on) proceeds from senior credit facility	(3,600)	32,450
Distribution to noncontrolling interest	(148)	(207)
Payments on long-term borrowings	(90)	(110)
Payments of debt issuance costs	(30)	(2,349)
Payments on capital leases	(775)	(1,233)

Net cash used in financing activities	(8,267)	(7,361)
Effect of exchange rate changes on cash and cash equivalents	272	(159)

Increase in cash and cash equivalents	340	2,885
Cash and cash equivalents at beginning of period	8,301	8,466

Cash and cash equivalents at end of period	$8,641	$11,351

Supplemental disclosures:
Cash paid during the period for:
Interest	$4,516	$6,960
Income taxes	2,449	2,392
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
In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the financial position and results of operations have been included. Operating results for the three-month and nine-month period ended September 30, 2009 are not necessarily indicative of the results that might be expected for any other interim period or the fiscal year ending December 31, 2009. The financial statements presented in this report should be read in conjunction with the consolidated financial statements and footnotes thereto included in our 2008 Annual Report on Form 10-K filed March 13, 2009, and the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2009.
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
Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable and accounts payable are reasonable estimates of their fair value due to the short-term nature of these financial instruments. Other long-term debt has a carrying value that approximates fair value because these instruments bear interest at market rates.
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

3. Stock-Based Compensation
We measure share-based compensation expense at the grant date, based on the fair value of the award, and the expense is recognized over the requisite employee service period (generally the vesting period) for awards expected to vest (considering estimated forfeitures).
The Company has an amended and restated Long-Term Incentive Plan that was adopted in conjunction with our IPO. On February 27, 2008, our Board approved an amendment to our Long-Term Incentive Plan, subject to shareholder approval, that increased the maximum number of shares of common stock available for awards under the Long-Term Incentive Plan from 2,000,000 to 2,175,000 and extended the Plan’s termination date. Our shareholders approved this Plan amendment on April 22, 2008, and the Plan now terminates twenty years from the date of such approval, or April 22, 2028. At September 30, 2009, 113,558 shares remained available for award under the Plan. In most cases, options granted under the Plan vest at the end of a three-year period from the date of the award. Options are granted with an exercise price equal to the closing price at the date of grant.
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
There were no options granted during the nine months ended September 30, 2009.
On January 24, 2008, we issued vested stock grants totaling 1,084 shares to a director. The total value of the grant was $25 and is included in general and administrative expenses.
On April 22, 2008, we issued vested stock grants totaling 18,900 shares to certain directors. The total value of the grant was $385 and is included in general and administrative expenses.
On August 14, 2009, we issued vested stock grants totaling 9,591 shares to certain directors. The total value of the grant was $165 and is included in general and administrative expense.
The Company recognized no stock based compensation expense related to stock options for the three months ended September 30, 2009 and $30 of stock based compensation expense related to stock options for the nine months ended September 30, 2009. The Company recognized no stock based compensation expense for the three months ended September 30, 2008 and $2 of stock based compensation expense for the nine months ended September 30, 2008, respectively, which is included in general and administrative expense. As of September 30, 2009, there was no unrecognized compensation costs related to unvested options.
Performance-Based Incentive Program
In December 2006, the Board of Directors adopted a performance-based incentive program under our Long-Term Incentive Plan. This new program provided participating executives with the opportunity to earn a combination of stock (50%) and cash (50%) if certain performance targets for pre-tax income and pre-tax free cash flow are achieved. On February 23, 2007, certain participating executives became entitled to performance restricted stock based on the stock price at the commencement of the three year performance cycle (2007-2009) and as a result 16,404 shares were issued subject to vesting upon the achievement of the performance goals. On April 13, 2007, an additional 13,294 shares of the performance restricted stock were issued subject to vesting upon the achievement of the three year performance goals to the remaining participating executives. On December 31, 2007, 3,849 shares were released free of restrictions in accordance with the achievement of the first year performance goals. On December 31, 2008, 7,072 shares were released free of restrictions in accordance with the achievement of the second year performance goals. On August 11, 2009, 2,816 forfeited shares were retired.
We record stock-based compensation expense for awards with performance conditions based on the probable outcome of that performance condition. The Company recognized $11 and $26 of stock-based compensation expense and $11 and $26 of cash compensation expense related to the performance-based incentive program, for the three months ended September 30, 2009 and 2008, respectively, which is included in general and administrative expenses. The Company recognized $32 and $80 of stock-based compensation expense and $32 and $80 of cash compensation expense related to the performance-based incentive program, for the nine months ended September 30, 2009 and 2008, respectively, which is included in general and administrative expenses. As of September 30, 2009, there was $22 of unrecognized compensation costs related to the performance-based incentive program which is expected to be recognized over a weighted average period of 0.25 years.

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
The cost of restricted stock units is determined using the fair value of our common stock on the date of the grant, and compensation expense is recognized over the vesting period. We estimated forfeitures at the time of the grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting forfeitures and record stock-based compensation expense only for those awards that are expected to vest.
The Company recognized $505 and $1,527 of stock based compensation expense related to the restricted stock units for the three and nine months ended September 30, 2009, respectively, which is included in general and administrative expense. The Company recognized $494 of stock based compensation expense related to the restricted stock units for the three and nine months ended September 30, 2008, respectively, which is included in general and administrative expense. As of September 30, 2009, there was $10,294 of unrecognized stock-based compensation costs, net of estimated forfeitures, related to the restricted stock units that is expected to be recognized over a weighted average period of approximately 7.4 years.
4. Net Income Per Common Share
Companies are required to present basic and diluted earnings per share. Basic net income per share is computed by dividing net income by the weighted daily average number of shares of common stock outstanding during the period. Diluted net income per share is based upon the weighted daily average number of shares of common stock outstanding for the period plus dilutive potential common shares, including stock options and restricted stock units using the treasury-stock method.
A reconciliation of the weighted average basic common shares outstanding to the weighted average diluted common shares outstanding is as follows (Unaudited):

	Three Months Ended September 30		Nine Months Ended September 30,
	2009	2008	2009	2008
Weighted average common shares outstanding — Basic	15,277,601	17,244,932	15,274,214	17,753,188
Effect of dilutive options	418,535	449,276	385,137	411,899

Weighted average common shares outstanding — Diluted	15,696,136	17,694,208	15,659,351	18,165,087

Net income per share:
Basic	$0.27	$0.30	$0.71	$0.83
Diluted	$0.27	$0.29	$0.69	$0.81
Weighted average shares issuable upon the exercise of stock options, which were not included in the diluted earnings per share calculation because they were anti-dilutive, were 19,068 for the three and nine months ended September 30, 2009. There were no anti-dilutive options for the three and nine months ended September 30, 2008.
For the three and nine months ended September 30, 2009 and 2008, 15,961 and 25,849 shares, respectively, of performance based restricted stock were not included in the computation of weighted diluted common share amounts because the number of shares ultimately issued is contingent on the Company’s performance goals, which were not achieved as of that date.
There are no additional securities that could dilute basic EPS in the future that were not included in the computation of diluted EPS, other than those disclosed.

5. Recently Issued Accounting Pronouncements
Accounting Standards Net Yet Adopted
In June 2009, the FASB issued updated accounting guidance that amends the requirements for determination of the primary beneficiary of a variable interest entity, requires an ongoing assessment of whether an entity is the primary beneficiary and requires enhanced interim and annual disclosures that will provide users of financial information regarding an enterprise’s involvement in a variable interest entity. The updated accounting guidance is effective for annual reporting periods beginning after November 15, 2009. We are currently evaluating the impact, if any, the adoption will have on our future results of operations and financial condition.
In June 2009, the FASB issued updated accounting guidance that amends and eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria and changes the initial measurement of a transferor’s interest in transferred financial assets. We are required to adopt the updated accounting guidance at the beginning of 2010 We are currently evaluating the impact, if any, the adoption will have on our future results of operations and financial condition.
Accounting Standards Adopted
In June 2009, the Financial Accounting Standards Board (“FASB”) issued The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“the Codification”) which became the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. The Codification reorganized the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. The codification is effective for financial statements issued for reporting periods that end after September 15, 2009. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. We adopted the Codification effective September 30, 2009. As the Codification did not change or alter existing GAAP, the adoption of the Codification did not impact our results of operations or financial condition.
During the second quarter of 2009, the FASB issued accounting guidance that requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. The Company has evaluated subsequent events through the date and time the financial statements were issued on November 9, 2009, and have made the necessary disclosures in footnote 18, if any.
In April 2009, the FASB issued updated accounting guidance on determining fair value when the volume and level of activity for an asset or liability has significantly decreased and identifying transactions that are not orderly. If after evaluating those factors, the evidence indicates there has been a significant decrease in the volume and level of activity in relation to normal market activity, observed transactional values or quoted prices may not be determinative of fair value and adjustment to the observed transactional values or quoted prices may be necessary to estimate fair value. The updated accounting guidance also prospectively expands and increases the frequency of existing disclosures related primarily to additional security types and valuation methodologies. The Company’s adoption of this updated accounting guidance did not impact the financial condition or results of operations of the Company. The FASB issued updated accounting guidance on how to assess whether an asset has experienced an other-than-temporary impairment and, if so, where the impairment should be recorded in the financial statements. The Company’s adoption of this updated accounting guidance did not impact the financial condition or results of operations of the Company.
In September 2006, the FASB issued updated accounting guidance which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The updated accounting guidance does not require new fair value measurements, but is applied to the extent that other accounting guidance requires or permit fair value measurements. The updated accounting guidance emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies are required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. On January 1, 2008, the Company adopted the updated accounting guidance related to financial assets and liabilities, as well as other liabilities carried at fair value on a recurring basis. These provisions did not have a material impact on the Company’s consolidated financial statements. On January 1, 2009, the Company adopted the updated accounting guidance related to nonfinancial assets and liabilities. The adoption of this updated accounting guidance did not have a material impact on the Company’s consolidated financial statements.

On January 1, 2009, we adopted the updated accounting guidance which established principles and requirements on how an acquirer recognizes and measures in its financial statements identifiable assets acquired, liabilities assumed, noncontrolling interests in the acquiree, goodwill or gain from a bargain purchase and accounting for transaction costs. Additionally, the updated accounting guidance determined what information must be disclosed to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of the updated accounting guidance is in our consolidated financial statements and we have made the necessary disclosures in footnote 6.
In December of 2007, the FASB issued updated accounting guidance on reporting Noncontrolling Interests in Consolidated Financial Statements. The updated accounting guidance requires all entities to report noncontrolling (minority) interests as a component of shareholders’ equity on the balance sheet; include all earnings of a consolidated subsidiary in consolidated results of operations; and treat all transactions between the parent and its noncontrolling interest holder that increase or decrease the noncontrolling interest as equity provided the parent does not lose control. On January 1, 2009 we adopted the updated accounting guidance on Noncontrolling Interests in Consolidated Financial Statements and is reflected in these financial statements on a retrospective basis.
6. Acquisitions
2009 Acquisitions
On July 1, 2009, the Company acquired substantially all of the assets and liabilities of Gameday Management Group U.S. Gameday Management, based in Orlando, FL, plans and operates transportation and parking systems for major stadiums and sporting events. Among the assets acquired is Gameday’s Click and Park online parking and traffic management system, which enables customers to purchase reserved parking online in advance of an event. The acquisition represents an acquisition of a business and was accounted for using the purchase method of accounting. This acquisition is not considered material to the Company.
The purchase price allocations are based on preliminary estimates. These estimates are subject to revision after the Company completes its fair value analysis. The Company financed the acquisition through additional term borrowings under the senior credit facility and existing cash. The results of operations of this acquisition are included in the Company’s consolidated statement of income from the date of acquisition.
The Company expensed acquisition related costs of $149 in 2009 and $240 in 2008. These costs are included in General and Administrative expenses in the income statement.
2008 Acquisitions
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
The acquisitions of Downtown Valet, LLC and G.O. Parking represent acquisitions of businesses.
These acquisitions consisted of goodwill of $3,007, cost of contract of $5,314, intangible assets of $233 and equipment of $261. As of September 30, 2009, we have made contingency payments of $259 related to acquisitions, of which $225 had been accrued at December 31, 2008.

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

	Ranges of Estimated
	useful life	September 30, 2009	December 31, 2008
		(Unaudited)
Equipment	2-10 years	$28,769	$29,615
Leasehold improvements	Shorter of lease term or economic life up to 10 years	10,176	10,340
Construction in progress		7,184	6,517

		46,129	46,472
Less accumulated depreciation and amortization		(28,741)	(28,930)

Leasehold improvements, equipment and construction in progress, net		$17,388	$17,542

Depreciation expense was $991 and $2,921 for the three and nine months ended September 30, 2009, respectively, and $1,201 and $3,268 for the three and nine months ended September 30, 2008, respectively. Depreciation includes losses on abandonments of leasehold improvements and equipment of $93 and $286 for the three and nine months ended September 30, 2009, respectively, and $167 and $342 for the three and nine months ended September 30, 2008, respectively.
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
The balance of cost of contracts is comprised of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)
Cost of contracts	$18,857	$15,303
Accumulated amortization	(5,603)	(4,431)

Cost of contracts, net	$13,254	$10,872

During 2008, we retired fully amortized contracts in the amount of $29,177 that had expired.
Amortization expense related to cost of contracts was $560 and $1,359 for the three and nine months ended September 30, 2009, respectively, and $348 and $988 for the three and nine months ended September 30, 2008, respectively. The weighted average useful life is 9 years for 2009 and 10 years for 2008.
9. Goodwill
Goodwill is assigned to reporting units based upon the specific Region where the assets acquired and associate goodwill resided.
As a result of the prior acquisitions, as of September 30, 2009, our contingent payment obligations totaled $4,230, on an aggregate undiscounted basis, which may be paid over time provided certain performance criteria is achieved. Such contingent payments will be accounted for as additional purchase price if the performance criteria is achieved; accordingly, the contingent payment obligation is not recorded at December 31, 2008, pursuant to previously existing purchase accounting rules.

The following table reflects the changes in the carrying amounts of goodwill by reported segment for the nine months ended September 30, 2009 (Unaudited).

	Region	Region	Region	Region
	One	Two	Three	Four	Total
Balance as of January 1, 2009	$61,056	$5,190	$32,392	$24,912	$123,550
Acquisitions	—	2,500	—	—	2,500
Adjustments to purchase price	(104)	—	—	—	(104)
Contingency payments related to acquisitions	26	—	8	—	34
Foreign currency translation	—	555	—	—	555

Balance as of September 30, 2009	$60,978	$8,245	$32,400	$24,912	$126,535

10.	Long-Term Receivables, Net
Long-term receivables, net, consist of the following:

	Amount Outstanding
	September 30, 2009	December 31, 2008
	(Unaudited)
Bradley International Airport
Deficiency payments	$8,761	$5,961
Other Bradley related, net	3,203	3,203
Valuation allowance	(2,484)	(2,484)

Total long-term receivables, net	$9,480	$6,680

Agreement
We entered into a 25-year agreement with the State of Connecticut that expires on April 6, 2025, under which we operate the surface parking and 3,500 garage parking spaces at Bradley International Airport located in the Hartford, Connecticut metropolitan area. The Company expects to receive a management fee for managing this parking facility.
The parking garage was financed on April 6, 2000 through the issuance of $53,800 of State of Connecticut special facility revenue bonds, representing $47,700 non-taxable Series A bonds and a separate taxable issuance of $6,100 Series B bonds. The Series B bonds were retired on July 1, 2006 according to the terms of the indenture. The Bradley agreement provides that we deposit with a trustee for the bondholders all gross revenues collected from operations of the surface and garage parking, and from these gross revenues, the trustee pays debt service on the special facility revenue bonds, operating and capital maintenance expenses of the surface and garage parking facilities and specific annual guaranteed minimum payments to the State. Principal and interest on the Bradley special facility revenue bonds increase from approximately $3,600 in lease year 2002 to approximately $4,500 in lease year 2025. Annual guaranteed minimum payments to the State will increase from approximately $8,300 in lease year 2002 to approximately $13,200 in lease year 2024; $9,731 is the guaranteed minimum payment for calendar year 2009. The annual minimum guaranteed payment to the State by the trustee for the nine months ended September 30, 2009 and 2008 was $7,269 and $7,119, respectively.
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
In the nine months ended September 30, 2009, we made deficiency payments (net of repayments received) of $2,800 and we did not record or receive any interest and premium income deficiency repayments from the trustee. In the nine months ended September 30, 2008, we made deficiency payments (net of repayments received) of $1,329 and we did not record or receive any interest and premium income related to deficiency repayments from the trustee. The receivable from the trustee for interest and premium income related to deficiency repayments was $0 as of September 30, 2009, compared to $52 as of September 30, 2008.
The deficiency payments, if any, are recorded as a receivable by us for which we are reimbursed from time to time as provided in the trust agreement. As of September 30, 2009 and December 31, 2008, we have a receivable of $8,761 and $5,961, respectively, compromised of cumulative deficiency payments to the trustee, net of reimbursements. We believe these advances to be fully recoverable and therefore have not recorded a valuation allowance for them. We do not guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.
The Construction, Financing and Operating Special Facility Lease Agreement, which governs reimbursement of Guarantor Payments, places no time restriction or limits on our right to reimbursement.

The following table reconciles the beginning and ending balance of the receivable for each period presented:

	September 30, 2009	December 31, 2008
	(Unaudited)
Deficiency payments:
Balance at beginning of period	$5,961	$4,135
Deficiency payments made	2,800	2,153
Deficiency repayment received	—	(327)

Balance at end of period	8,761	5,961
Other Bradley related	3,203	3,203
Valuation allowance	(2,484)	(2,484)

Total long-term receivables	$9,480	$6,680

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
Cumulative management fees of $4,050 have not been recognized as of September 30, 2009 and no management fee income was recognized during the nine months ending September 30, 2009 and 2008.
11. Borrowing Arrangements
Long-term borrowings, in order of preference, consist of:

	Amount Outstanding
	Due Date	September 30, 2009	December 31, 2008
		(Unaudited)
Senior credit facility	June 2013	$117,000	$120,600
Capital lease obligations	Various	2,264	3,039
Obligations on Seller notes and other	Various	1,337	1,425

		120,601	125,064
Less current portion		722	1,068

		$119,879	$123,996

Senior Credit Facility
On July 15, 2008, we amended and restated our credit facility.
The $210,000 revolving senior credit facility will expire in July 2013. The revolving senior credit facility includes a letter of credit sub-facility with a sublimit of $50,000.
This revolving senior credit facility bears interest, at our option, at either (1) LIBOR plus an applicable LIBOR margin of between 2.00% and 3.50% depending on the ratio of our total funded indebtedness to our EBITDA from time to time (“Total Debt Ratio”) or (2) the Base Rate (as defined below) plus an applicable Base Rate Margin of between 0.50% and 2.00% depending on our Total Debt Ratio. We may elect interest periods of one, two, three or six months for LIBOR based borrowings. The Base Rate is the greater of (i) the rate publicly announced from time to time by Bank of America, N.A. as its “prime rate”, or (ii) the overnight federal funds rate plus 0.50%.

Our senior credit facility includes a fixed charge ratio covenant, a total debt to EBITDA ratio covenant, a limit on our ability to incur additional indebtedness, issue preferred stock or pay dividends, and certain other restrictions on our activities. We are required to repay borrowings under our senior credit facility out of the proceeds of future issuances of debt or equity securities and asset sales, subject to certain customary exceptions. Our senior credit facility is secured by substantially all of our assets and all assets acquired in the future (including a pledge of 100% of the stock of our existing and future domestic guarantor subsidiaries and 65% of the stock of our existing and future foreign subsidiaries).
We are in compliance with all of our financial covenants as of September 30, 2009.
The weighted average interest rate on our senior credit facility at September 30, 2009 and December 31, 2008 was 3.2% and 3.6%, respectively. The rate includes all outstanding LIBOR contracts, interest rate cap effect and letters of credit. The weighted average interest rate on outstanding borrowings, not including letters of credit, was 3.2% and 3.8% at September 30, 2009 and December 31, 2008, respectively.
At September 30, 2009, we had $18,884 of letters of credit outstanding under the senior credit facility, borrowings against the senior credit facility aggregated $117,000, and we had $26,791 available under the senior credit facility.
We have entered into various financing agreements, which were used for the purchase of equipment.
12. Stock Repurchases
2009 Stock Repurchases
In July 2008, our Board of Directors authorized us to repurchase shares of our common stock, on the open market or through private purchases, up to $60,000 in aggregate. As of December 31, 2008, $22,857 remained available for repurchase under this authorization.
During the first quarter of 2009, we repurchased 93,600 shares from third party shareholders at an average price of $18.23 per share, including average commissions of $0.03 per share, on the open market. Our former majority shareholder sold 119,701 shares to us in the first quarter of 2009 at an average price of $18.20 per share. The total value of the first quarter transactions was $3,884. We retired 200,650 shares during the first quarter of 2009, and retired and the remaining 12,651 shares in April 2009.
We did not make any share repurchases in the second and third quarters of 2009.
As of September 30, 2009, $18,973 remained available for repurchase under the July 2008 authorization by the Board of Directors.
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
13. Business Unit Segment Information
An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenue and incur expenses, and about which separate financial information is regularly evaluated by our chief operating decision maker, in deciding how to allocate resources. Our chief operating decision maker is the Company’s President and Chief Executive Officer.
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
Our business is managed based on regions administered by executive vice presidents. Regions one and three are generally organized geographically. Region two encompasses our Canadian operations, event planning and transportation and our technology based parking and traffic management systems. Region four encompasses our major airports and transportation operations nationwide. The following is a summary of revenues (excluding reimbursed management contract expense) and gross profit by regions for the three and nine months ended September 30, 2009 and 2008. Information related to prior periods has been recast to conform to the current region alignment.

The Company has provided this business unit segment information for all comparable prior periods. Segment information is summarized as follows (in thousands):

	For the three months ended				For the nine months ended
	September 30,	Gross	September 30,	Gross	September 30,	Gross	September 30,	Gross
	2009	Margin	2008	Margin	2009	Margin	2008	Margin
Revenues:
Region One
Lease contracts	$20,557		$21,436		$59,877		$61,468
Management contracts	13,414		14,179		40,364		43,316

Total Region One	33,971		35,615		100,241		104,784
Region Two
Lease contracts	683		1,066		2,032		1,631
Management contracts	4,046		982		8,864		2,923

Total Region Two	4,729		2,048		10,896		4,554
Region Three
Lease contracts	4,796		5,739		14,580		19,356
Management contracts	13,973		13,874		41,378		39,695

Total Region Three	18,769		19,613		55,958		59,051
Region Four
Lease contracts	9,550		10,399		29,486		33,821
Management contracts	7,916		7,815		24,278		23,500

Total Region Four	17,466		18,214		53,764		57,321
Other
Lease contracts	(10)		(6)		(12)		55
Management contracts	(83)		8		(14)		(281)

Total Other	(93)		2		(26)		(226)
Reimbursed expense	97,480		101,919		297,632		300,687

Total revenues	$172,322		$177,411		$518,465		$526,171

Gross Profit
Region One
Lease contracts	1,633	8%	1,817	8%	4,140	7%	4,747	8%
Management contracts	7,223	54%	7,440	52%	21,111	52%	22,353	52%

Total Region One	8,856		9,257		25,251		27,100
Region Two
Lease contracts	(12)	(2)%	436	41%	89	4%	611	37%
Management contracts	1,339	33%	1,088	111%	3,133	35%	2,867	98%

Total Region Two	1,327		1,524		3,222		3,478
Region Three
Lease contracts	458	10%	356	6%	1,288	9%	2,711	14%
Management contracts	6,267	45%	6,894	50%	18,502	45%	19,888	50%

Total Region Three	6,725		7,250		19,790		22,599
Region Four
Lease contracts	654	7%	899	9%	1,762	6%	2,946	9%
Management contracts	3,850	49%	3,477	44%	11,754	48%	10,472	45%

Total Region Four	4,504		4,376		13,516		13,418
Other
Lease contracts	(56)	(560)%	(380)	(6,333)%	(96)	(800)%	206	374%
Management contracts	(109)	(131)%	1,449	18,113%	(655)	(4,679)%	1,855	(660)%

Total Other	(165)		1,069		(751)		2,061

Total gross profit	21,247		23,476		61,028		68,656
General and administrative expenses	11,295		12,017		34,376		35,457
General and administrative expense percentage of gross profit	53%		51%		56%		52%
Depreciation and amortization	1,582		1,539		4,482		4,489

Operating income	8,370		9,920		22,170		28,710
Other expenses (income):
Interest expense	1,546		1,777		4,510		4,381
Interest income	(54)		(106)		(216)		(189)

	1,492		1,671		4,294		4,192
Income before income taxes	6,878		8,249		17,876		24,518
Income tax expense	2,654		3,144		6,920		9,734

Net income	4,224		5,105		10,956		14,784
Less: Net income attributable to noncontrolling interest	38		(4)		144		121

Net income attributable to Standard Parking Corporation	$4,186		$5,109		$10,812		$14,663

Region One encompasses operations in Delaware, District of Columbia, Florida, Georgia, Illinois, Kansas, Maine, Maryland, Massachusetts, Minnesota, Missouri, New Hampshire, New Jersey, New York, North Carolina, Ohio, Rhode Island, Tennessee, Vermont, Virginia, and Wisconsin.
Region Two encompasses our Canadian operations, event planning and transportation, and our technology based parking and traffic management systems.

Region Three encompasses operations in Arizona, California, Colorado, Hawaii, Louisiana, Nevada, Texas, Utah, Washington, and Wyoming.
Region Four encompasses all major airport and transportation operations nationwide.
Other consists of ancillary revenue that is not specifically identifiable to a region and insurance reserve adjustments related to prior years.
The CODM does not evaluate segments using discrete asset information.
14. Comprehensive Income
Comprehensive income consists of the following components (Unaudited):

	For the three months ended_		For the nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Net income	$4,224	$5,105	$10,956	$14,784
Revaluation of interest rate cap	—	62	—	95
Effect of foreign currency translation	329	(99)	272	(159)

Comprehensive income	4,553	5,068	11,228	14,720

Less: Net income attributable to noncontrolling interest	38	(4)	144	121

Comprehensive income attributable to Standard Parking Corporation	$4,515	$5,072	$11,084	$14,599

15.	Income Taxes
For the three months ended September 30, 2009, the Company recognized income tax expense of $2,654 on pre-tax earnings of $6,878 compared to $3,144 income tax expense on pre-tax earnings of $8,249 for the three months ended September 30, 2008. For the nine months ended September 30, 2009, the Company recognized income tax expense of $6,920 on pre-tax earnings of $17,876 compared to $9,734 income tax expense on pre-tax earnings of $24,518 for the nine months ended September 30, 2008. Income tax expense is based on a projected annual effective tax rate of approximately 39.4% for the nine months ended September 30, 2009 compared to approximately 39.7% for the nine months ended September 30, 2008. The change in the Company’s effective tax rate resulted primarily from an increase in the Company’s benefit from federal income tax credits, a decrease in the Company’s U.S. tax liability related to foreign earnings, and the adoption of the FASB updated accounting guidance on reporting noncontrolling interests in consolidated financial statements.
In July 2006, the FASB issued accounting guidance for uncertainty in income taxes. The accounting guidance for uncertainty in income taxes recognized in an enterprise’s financial statements also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes potential interest and penalties related to uncertain tax positions, if any, in income tax expense. Upon adoption, the Company completed a detailed analysis of its tax positions and determined that the implementation of this guidance did not have an impact on the Company’s financial position or results from operations. As of September 30, 2009, the Company has not identified any tax positions that would have a material impact on the Company’s financial position.
The tax years that remain subject to examination for the Company’s major tax jurisdictions at September 30, 2009 are shown below:

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

17. Legal Proceedings
In the normal course of business, we are from time to time involved in various legal proceedings that consist principally of lease and contract disputes. We consider these claims and legal proceedings to be routine and incidental to our business. We do not believe that any pending claim, proceeding or litigation, either alone or in the aggregate will have a material adverse effect on our financial position operations or liquidity however, the outcome of these legal proceedings cannot be predicted.
We have been in mediation and discussions with plaintiffs regarding the possible resolution of a California labor code violations case brought against the Company in which plaintiffs are seeking class certification of their claims. There have been five reported settlements of similar cases against parking companies operating in California. The range of settlement for these reported cases is from $250,000 to $1,290,000. We anticipate having further discussions regarding a possible negotiated settlement with the plaintiffs’ attorneys.
18. Subsequent Event
As stated in Note 5, we adopted the accounting guidance for subsequent events, during the second quarter of 2009. The Company has evaluated subsequent events through the date and time the financial statements were issued on November 9, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and the notes thereto included in our Annual Report on our Form 10-K for the year ended December 31, 2008.

Overview
Our Business
We manage parking facilities in urban markets and at airports across the United States and in three Canadian provinces. We do not own any facilities, but instead enter into contractual relationships with property owners or managers.
We operate our clients’ properties through two types of arrangements: management contracts and leases. Under a management contract, we typically receive a base monthly fee for managing the facility, and we may also receive an incentive fee based on the achievement of facility performance objectives. We also receive fees for ancillary services. Typically, all of the underlying revenue and expenses under a standard management contract flow through to our clients rather than to us. However, some management contracts, which are referred to as “reverse” management contracts, usually provide for larger management fees and require us to pay various costs. Under lease arrangements, we generally pay to the property owner either a fixed annual rent, a percentage of gross customer collections or a combination thereof. We collect all revenue under lease arrangements and we are responsible for most operating expenses, but we are typically not responsible for major maintenance, capital expenditures or real estate taxes. Margins for lease contracts vary significantly, not only due to operating performance, but also due to variability of parking rates in different cities and varying space utilization by parking facility type and location. As of September 30, 2009, we operated approximately 90% of our locations under management contracts and approximately 10% of our locations under leases. For the nine months ended September 30, 2009, we derived approximately 88% of our gross profit under management contracts and approximately 12% of our gross profit under leases.
In evaluating our financial condition and operating performance, management’s primary focus is on our gross profit, total general and administrative expense and general and administrative expense as a percentage of our gross profit. Although the underlying economics to us of management contracts and leases are similar, the manner in which we are required to account for them differs. Revenue from leases includes all gross customer collections derived from our leased locations (net of parking tax), whereas revenue from management contracts only includes our contractually agreed upon management fees and amounts attributable to ancillary services. Gross customer collections at facilities under management contracts, therefore, are not included in our revenue. Accordingly, while a change in the proportion of our operating agreements that are structured as leases versus management contracts may cause significant fluctuations in reported revenue and expense of parking services, that change will not affect our gross profit. For example, as of September 30, 2009, we operated approximately 90% of our locations under management contracts, and for the nine months ended September 30, 2009, we derived approximately 88% of our gross profit under management contracts. Only approximately 52% of total revenue (excluding reimbursed management contract expenses), however, was from management contracts because under those contracts the revenue collected from parking customers belongs to our clients. Therefore, gross profit and total general and administrative expense, rather than revenue, are management’s primary focus.
General Business Trends
We believe that sophisticated commercial real estate developers and property managers and owners recognize the opportunity for parking and related services to be a profit generator rather than a cost center. Often, the parking experience makes both the first and the last impressions on their properties’ tenants and visitors. By outsourcing these services, they are able to capture additional profit by leveraging the unique operational skills and controls that an experienced parking management company can offer. Our ability to consistently deliver a uniformly high level of parking and related services and maximize the profit to our clients improves our ability to win contracts and retain existing locations. Our location retention rate for the twelve-month period ended September 30, 2009 was approximately 90%, compared to approximately 90% for the twelve-month period ended September 30, 2009, which also reflects our decision not to renew, or terminate, unprofitable contracts.
For the three months ended September 30, 2009 compared to the three months ended September 30, 2008, average gross profit per location decreased by 9.3% from $10.7 thousand to $9.7 thousand, primarily due to the economic recession and a negative fluctuation in prior years insurance reserve adjustments, in addition to the Hurricane Katrina settlement received in 2008 that did not recur in 2009.

Summary of Operating Facilities
We focus our operations in core markets where a concentration of locations improves customer service levels and operating margins. The following table reflects our facilities operated at the end of the periods indicated:

	September 30, 2009	December 31, 2008	September 30, 2008
Managed facilities	1,976	1,986	1,947
Leased facilities	220	229	238

Total facilities	2,196	2,215	2,185

Revenue
We recognize parking services revenue from lease and management contracts as the related services are provided. Substantially all of our revenue comes from the following two sources:
•
Parking services revenue—lease contracts. Parking services revenue related to lease contracts consist of all revenue received at a leased facility, including parking receipts (net of parking tax), consulting and real estate development fees, gains on sales of contracts and payments for exercising termination rights.

•
Parking services revenue—management contracts. Management contract revenue consists of management fees, including both fixed and performance-based fees, and amounts attributable to ancillary services such as accounting, equipment leasing, payments received for exercising termination rights, consulting, developmental fees, gains on sales of contracts, as well as insurance and other value-added services with respect to managed locations. We believe we generally purchase required insurance at lower rates than our clients can obtain on their own because we effectively self-insure for all liability and worker’s compensation claims by maintaining a large per-claim deductible. As a result, we have generated operating income on the insurance provided under our management contracts by focusing on our risk management efforts and controlling losses. Management contract revenue does not include gross customer collections at the managed locations as this revenue belongs to the property owner rather than to us. Management contracts generally provide us with a management fee regardless of the operating performance of the underlying facility.

Conversions between type of contracts (lease or management) are typically determined by our client and not us. Although the underlying economics to us of management contracts and leases are similar, the manner in which we account for them differs substantially.
Reimbursed Management Contract Expense
Reimbursed management contract expense consists of the direct reimbursement from the property owner for operating expenses incurred under a management contract, which is reflected in our revenue.
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

Reimbursed Management Contract Expense
Reimbursed management contract expense consists of direct reimbursed costs incurred on behalf of property owners under a management contract, which is reflected in our cost of parking services.
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
Seasonality
During the first quarter of each year, seasonality impacts our performance with regard to moderating revenue, with the reduced levels of travel most clearly reflected in the parking activity associated with our airport and hotel businesses as well as increases in certain costs of parking services, such as snow removal, both of which negatively affect gross profit. Although our revenue and profitability are affected by the seasonality of the business, general and administrative costs are relatively stable throughout the fiscal year.

Results of Operations
Three Months ended September 30, 2009 Compared to Three Months ended September 30, 2008
The following table presents the material factors that impact our revenue.

	Three Months Ended
	September 30,		Variance
	2009	2008	Amount	%
Lease contract revenue:
New location	$1.1	$0.1	$1.0	1,000.0
Contract expirations	—	2.8	(2.8)	(100.0)
Same location:
Short-term parking	21.1	21.9	(0.8)	(3.7)
Monthly parking	9.7	10.2	(0.5)	(4.9)

Total same location	30.8	32.1	(1.3)	(4.0)
Conversions	0.4	1.1	(0.7)	(63.6)
Acquisitions	3.3	2.5	0.8	32.0

Total lease contract revenue	$35.6	$38.6	$(3.0)	(7.8)

Management contract revenue:
New location	$2.3	$0.1	$2.2	2,200.0
Contract expirations	0.1	4.1	(4.0)	(97.6)
Same location	32.3	30.4	1.9	6.3
Conversions	—	—	—	—
Acquisitions	4.6	2.3	2.3	100.0

Total management contract revenue	$39.3	$36.9	$2.4	6.5

Reimbursed management contract expense	$97.5	$101.9	$(4.4)	(4.3)

Parking services revenue—lease contracts. Lease contract revenue decreased $3.0 million, or 7.8%, to $35.6 million in the three months ended September 30, 2009, compared to $38.6 million for the three months ended September 30, 2008. The decrease resulted primarily from a decrease in same location short-term and monthly parking revenue, conversions, and contract expirations, which was partially offset by increases from our acquisitions and new locations. Same location revenue for those facilities, which as of September 30, 2009 are the comparative periods for the two years presented, decreased 4.0%. Revenue associated with contract expirations relates to contracts that expired during the current period.

Parking services revenue—management contracts. Management contract revenue increased $2.4 million, or 6.5%, to $39.3 million for three months ended September 30, 2009, compared to $36.9 million for the three months ended September 30, 2008. The increase resulted primarily from same location revenue, new locations and acquisitions, partially offset by decreases in revenue from contract expirations. Same locations revenue for those facilities, which as of September 30, 2009 are the comparative for the two years presented, increased 6.3%.
Reimbursed management contract expense. Reimbursed management contract expense decreased $4.4 million, or 4.3%, to $97.5 million for the three months ended September 30, 2009, compared to $101.9 million for the three months ended September 30, 2008. This decrease resulted from a reduction in reimbursed costs incurred on behalf of owners.
The following table presents the material factors that impact our cost of parking services.

	Three Months Ended
	September 30,		Variance
	2009	2008	Amount	%
Cost of parking services lease contracts:
New location	$1.0	$—	$1.0	100.0
Contract expirations	0.1	2.8	(2.7)	(96.4)
Same location:
Rent	21.6	22.5	(0.9)	(4.0)
Payroll and payroll related	4.3	4.3	—	—
Other operating costs	2.7	2.9	(0.2)	(6.9)

Total same location	28.6	29.7	(1.1)	(3.7)
Conversions	0.3	0.9	(0.6)	(66.7)
Acquisitions	2.9	2.1	0.8	38.1

Total cost of parking services lease contracts	$32.9	$35.5	$(2.6)	(7.3)

Cost of parking services management contracts:
New locations	$1.1	$—	$1.1	100.0
Contract expirations	0.6	1.9	(1.3)	(68.4)
Same location:
Payroll and payroll related	8.0	6.8	1.2	17.6
Other operating expenses	7.7	6.2	1.5	24.2

Total same location	15.7	13.0	2.7	20.8
Conversions	—	—	—	—
Acquisitions	3.3	1.6	1.7	106.3

Total cost of parking services management contracts	$20.7	$16.5	$4.2	25.5

Reimbursed management contract expense	$97.5	$101.9	$(4.4)	(4.3)

Cost of parking services—lease contracts. Cost of parking services for lease contracts decreased $2.6 million, or 7.3%, to $32.9 million for the three months ended September 30, 2009, compared to $35.5 million for the three months ended September 30, 2008. The decrease resulted primarily from decreases in costs related to contract expirations, same locations and conversions, partially offset by increases in costs related to new locations and acquisitions. Same locations costs for those facilities which as of September 30, 2009 are the comparative for the two years presented, decreased 3.7%. Same location rent expense for lease contracts decreased primarily as a result of contingent rental payments on the decrease in revenue for same locations.
Cost of parking services—management contracts. Cost of parking services for management contracts increased $4.2 million, or 25.5%, to $20.7 million for the three months ended September 30, 2009, compared to $16.5 million for the three months ended September 30, 2008. The increase resulted primarily from increases in costs related to same locations, new locations and acquisitions, partially offset by decreases in costs related to contract expirations. There was no impact on costs for those management contracts which converted to a lease contract. Same location costs for those facilities, which as of September 30, 2009 are the comparative period for the two years presented, increased 20.8%. Same location increase in operating expenses for management contracts primarily result from negative fluctuations in prior years insurance reserve adjustments, increases in costs associated with reverse management contracts and the cost of providing management services.
Reimbursed management contract expense. Reimbursed management contract expense decreased $4.4 million, or 4.3%, to $97.5 million, for the three months ended September 30, 2009, compared to $101.9 million for the three months ended September 30, 2008. This decrease resulted from a reduction in reimbursed cost incurred on the behalf of owners.

The following table presents the material changes to the gross profit and gross profit percentage on our lease and management contracts.

	Three Months Ended
	September 30,		Variance
	2009	2008	Amount	%
	(in millions)
Gross profit lease contracts:
New location	$0.1	$0.1	$—	—
Contract expirations	(0.1)	—	(0.1)	(100.0)
Same location	2.2	2.4	(0.2)	(8.3)
Conversions	0.1	0.2	(0.1)	(50.0)
Acquisitions	0.4	0.4	—	—

Total gross profit lease contracts	$2.7	$3.1	$(0.4)	(12.9)

Gross profit percentage lease contracts:
New location	9.1%	100.0%
Contract expirations	—	—
Same location	7.1%	7.5%
Conversions	25.0%	18.2%
Acquisitions	12.1%	16.0%

Total gross profit percentage lease contracts	7.6%	8.0%

Gross profit management contracts:
New location	$1.2	$0.1	$1.1	1,100.0
Contract expirations	(0.5)	2.2	(2.7)	(122.7)
Same location	16.6	17.4	(0.8)	(4.6)
Conversions	—	—	—	—
Acquisitions	1.3	0.7	0.6	85.7

Total gross profit management contracts	$18.6	$20.4	$(1.8)	(8.8)

Gross profit percentage management contracts:
New location	52.2%	100.0%
Contract expirations	(500.0)%	53.7%
Same location	51.4%	57.2%
Conversions	—	—
Acquisitions	28.3%	30.4%

Total gross profit percentage management contracts	47.3%	55.3%

Gross profit—lease contracts. Gross profit for lease contracts decreased $0.4 million, or 12.9%, to $2.7 million for the three months ended September 30, 2009, compared to $3.1 million for the three months ended September 30, 2008. Gross profit percentage for lease contracts decreased to 7.6% for the three months ended September 30, 2009, compared to 8.0% for the three months ended September 30, 2008. Gross profit lease contracts decreases on same locations were primarily the result of a decrease in short-term and monthly parking revenue, without an equal and corresponding decrease in costs.
Gross profit—management contracts. Gross profit for management contracts decreased $1.8 million, or 8.8%, to $18.6 million for the three months ended September 30, 2009, compared to $20.4 million for the three months ended September 30, 2008. Gross profit percentage for management contracts decreased to 47.3% for the three months ended September 30, 2009 compared to 55.3% in the three months ended September 30, 2008. Gross profit for management contracts decreases were the result of our same locations, new locations, acquisitions and our contract expirations. Gross profit percentage on same locations accounted for most of the decline on a percentage basis, primarily due to negative fluctuations in prior years insurance reserve adjustments, increases in cost associated with reverse management contracts and the cost of providing management services.
General and administrative expenses. General and administrative expenses decreased $0.7 million, or 5.8%, to $11.3 million for the three months ended September 30, 2009, compared to $12.0 million for the three months ended September 30, 2008. This decrease resulted primarily from net decreases in payroll and payroll related expenses of $0.2 million, a decrease of $0.2 million related to travel, and a decrease of $0.3 million related to outsourcing fees.
Interest expense. Interest expense decreased $0.3 million, or 16.7%, to $1.5 million for the three months ended September 30, 2009, as compared to $1.8 million for the three months ended September 30, 2008. This decrease resulted primarily from a decrease in interest rates and a decrease in interest on our interest rate cap, which was partially offset by an increase in borrowings.

Interest income. Interest income was $0.1 million for the three months ended September 30, 2009 and did not change significantly compared to the three months ended September 30, 2008.
Income tax expense. Income tax expense decreased $0.4 million, or 15.6%, to $2.7 million for the three months ended September 30, 2009, as compared to $3.1 million for the three months ended September 30, 2008. A decrease in our pre-tax income resulted in a $0.5 million decrease in income tax expense. Our effective tax rate was 38.6% for the three months ended September 30, 2009 and 38.1% for the three months ended September 30, 2008, which resulted in a $0.1 million increase in income tax expense.
Segments
An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenue and incur expenses, and about which separate financial information is regularly evaluated by our chief operating decision maker, in deciding how to allocate resources. Our chief operating decision maker is our President and Chief Executive Officer.
Our business is managed based on regions administered by executive vice presidents. Regions one and three are generally organized geographically. Region two encompasses our Canadian operations, event planning and transportation and our technology based parking and traffic management systems. Region four encompasses our major airports and transportation operations nationwide. The following is a summary of revenues (excluding reimbursed management contract expense) by region for the three months ended September 30, 2009 and 2008. Information related to prior years has been recast to conform to the new region alignment.
Region One encompasses Delaware, District of Columbia, Florida, Georgia, Illinois, Kansas, Maine, Maryland, Massachusetts, Minnesota, Missouri, New Hampshire, New Jersey, New York, North Carolina, Ohio, Rhode Island, Tennessee, Vermont, Virginia, and Wisconsin.
Region Two encompasses our Canadian operations, event planning and transportation, and our technology based parking and traffic management systems.
Region Three encompasses Arizona, California, Colorado, Hawaii, Louisiana, Nevada, Texas, Utah, Washington, and Wyoming.
Region Four encompasses all major airport and transportation operations nationwide.
Other consists of ancillary revenue that is not specifically identifiable to a region and reserve adjustments related to prior years.
The following tables present the material factors that impact our financial statements on an operating segment basis.

Segment revenue information is summarized as follows:

	Three Months Ended September 30,
	Region One		Region Two		Region Three		Region Four		Other		Total
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
	(in millions)
Lease contract revenue:
New location	$0.4	$0.1	$—	$—	$0.5	$—	$0.2	$—	$—	$—	$1.1	$0.1
Contract expirations	—	1.0	—	0.4	—	1.4	—	—	—	—	—	2.8
Same location	16.8	17.4	0.7	0.6	3.9	4.3	9.4	9.8	—	—	30.8	32.1
Conversions	0.1	0.5	—	—	0.3	—	—	0.6	—	—	0.4	1.1
Acquisitions	3.2	2.4	—	—	0.1	0.1	—	—	—	—	3.3	2.5

Total lease contract revenue	$20.5	$21.4	$0.7	$1.0	$4.8	$5.8	$9.6	$10.4	$—	$—	$35.6	$38.6

Management contract revenue:
New location	$0.6	$—	$0.1	$—	$1.1	$0.1	$0.5	$—	$—	$—	$2.3	$0.1
Contract expirations	—	2.0	(0.1)	0.1	0.1	1.6	0.1	0.4	—	—	0.1	4.1
Same location	11.7	11.5	2.3	0.9	11.1	10.5	7.3	7.5	(0.1)	—	32.3	30.4
Conversions	—	—	—	—	—	—	—	—	—	—	—	—
Acquisitions	1.1	0.7	1.8	—	1.7	1.6	—	—	—	—	4.6	2.3

Total management contract revenue	$13.4	$14.2	$4.1	$1.0	$14.0	$13.8	$7.9	$7.9	$(0.1)	$—	$39.3	$36.9

Lease contract revenue decreased primarily due to our same locations, contract expirations and conversions. Regions one, three and four recorded a decrease in same location revenue. Same location revenue in region four decreased compared to prior year due to the economic impact of reduced travel. Same location revenue in region one and three decreased primarily due to decreases in short-term and monthly parking revenue.
All regions recorded increases in management contract revenue from new locations. Regions one, two and three recorded increases in same location revenue, primarily due to additional fees from reverse management locations and ancillary services.
Segment cost of parking services information is summarized as follows:

	Three Months September 30,
	Region One		Region Two		Region Three		Region Four		Other		Total
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
	(in millions)
Cost of parking services lease contracts:
New location	$0.3	$—	$—	$—	$0.5	$—	$0.2	$—	$—	$—	$1.0	$—
Contract expirations	0.1	0.9	—	—	—	1.4	—	—	—	0.5	0.1	2.8
Same location	15.6	16.2	0.7	0.6	3.6	3.9	8.7	9.1	—	(0.1)	28.6	29.7
Conversions	0.1	0.5	—	—	0.2	—	—	0.4	—	—	0.3	0.9
Acquisitions	2.8	2.0	—	—	0.1	0.1	—	—	—	—	2.9	2.1

Total cost of parking services lease contracts	$18.9	$19.6	$0.7	$0.6	$4.4	$5.4	$8.9	$9.5	$—	$0.4	$32.9	$35.5

Cost of parking services management contracts:
New location	$0.1	$—	$0.2	$—	$0.5	$—	$0.3	$—	$—	$—	$1.1	$—
Contract expirations	0.3	1.3	—	—	0.2	0.8	0.1	0.2	—	(0.4)	0.6	1.9
Same location	5.2	5.1	1.2	(0.1)	5.6	4.9	3.7	4.1	—	(1.0)	15.7	13.0
Conversions	—	—	—	—	—	—	—	—	—	—	—	—
Acquisitions	0.6	0.3	1.4	—	1.3	1.3	—	—	—	—	3.3	1.6

Total cost of parking services management contracts	$6.2	$6.7	$2.8	$(0.1)	$7.6	$7.0	$4.1	$4.3	$—	$(1.4)	$20.7	$16.5

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

Segment gross profit/gross profit percentage information is summarized as follows:

	Three Months Ended September 30,
	Region One		Region Two		Region Three		Region Four		Other		Total
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
	(in millions)
Gross profit lease contracts:
New location	$0.1	$0.1	$—	$—	$—	$—	$—	$—	$—	$—	$0.1	$0.1
Contract expirations	(0.1)	0.1	—	0.4	—	—	—	—	—	(0.5)	(0.1)	—
Same location	1.2	1.2	—	—	0.3	0.4	0.7	0.7	—	0.1	2.2	2.4
Conversions	—	—	—	—	0.1	—	—	0.2	—	—	0.1	0.2
Acquisitions	0.4	0.4	—	—	—	—	—	—	—	—	0.4	0.4

Total gross profit lease contracts	$1.6	$1.8	$—	$0.4	$0.4	$0.4	$0.7	$0.9	$—	$(0.4)	$2.7	$3.1

	(percentages)
Gross profit percentage lease contracts:
New location	25.0	100.0	—	—	—	—	—	—	—	—	9.1	100.0
Contract expirations	—	10.0	—	100.0	—	—	—	—	—	—	—	—
Same location	7.1	6.9	—	—	7.7	9.3	7.4	7.1	—	—	7.1	7.5
Conversions	—	—	—	—	33.3	—	—	33.3	—	—	25.0	18.2
Acquisitions	12.5	16.7	—	—	—	—	—	—	—	—	12.1	16.0

Total gross profit percentage	7.8	8.4	—	40.0	8.3	6.9	7.3	8.7	—	—	7.6	8.0

	(in millions)
Gross profit management contracts:
New location	$0.5	$—	$(0.1)	$—	$0.6	$0.1	$0.2	$—	$—	$—	$1.2	$0.1
Contract expirations	(0.3)	0.7	(0.1)	0.1	(0.1)	0.8	—	0.2	—	0.4	(0.5)	2.2
Same location	6.5	6.4	1.1	1.0	5.5	5.6	3.6	3.4	(0.1)	1.0	16.6	17.4
Conversions	—	—	—	—	—	—	—	—	—	—	—	—
Acquisitions	0.5	0.4	0.4	—	0.4	0.3	—	—	—	—	1.3	0.7

Total gross profit management contracts	$7.2	$7.5	$1.3	$1.1	$6.4	$6.8	$3.8	$3.6	$(0.1)	$1.4	$18.6	$20.4

	(percentages)
Gross profit percentage management contracts:
New location	83.3	—	(100.0)	—	54.5	100.0	40.0	—	—	—	52.2	100.0
Contract expirations	—	35.0	100.0	100.0	(100.0)	50.0	—	50.0	—	—	(500.0)	53.7
Same location	55.6	55.7	47.8	111.1	49.5	53.3	49.3	45.3	100.0	—	51.4	57.2
Conversions	—	—	—	—	—	—	—	—	—	—	—	—
Acquisitions	45.5	57.1	22.2	—	23.5	18.8	—	—	—	—	28.3	30.4

Total gross profit percentage	53.7	52.8	31.7	110.0	45.7	49.3	48.1	45.6	100.0	—	47.3	55.3

Gross profit for lease contracts declined primarily due to same locations, conversions and contract expirations. Region three experienced a decline in same location profit primarily due to a decline in revenue that exceeded the decline in costs, primarily associated to decreases in short-term and monthly parking revenue. Regions one and two experienced a decline in gross profit contract expirations. Contract expirations relates to contracts that expired in the current period.
Gross profit for management contracts declined primarily due to our same locations in region three and other and our contract expirations in all regions.
Segment general and administrative expense information is summarized as follows:

	Three Months Ended September 30,
	Region One		Region Two		Region Three		Region Four		Other		Total
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
	(in millions)
General and administrative expenses	$2.0	$2.3	$0.7	$0.8	$2.8	$2.7	$0.7	$0.8	$5.1	$5.4	$11.3	$12.0

General and administrative expenses on a segment basis represent direct administrative costs for each region. The other region consists primarily of the corporate headquarters. Regions one, two and four experienced decreases related to payroll and payroll related expenses. The other region decreased primarily due to reduced outsourcing fees and travel expenses. Region three increased slightly due to legal fees.

Nine Months ended September 30, 2009 Compared to Nine Months ended September 30, 2008
The following table presents the material factors that impact our revenue.

	Nine Months Ended
	September 30,		Variance
	2009	2008	Amount	%
Lease contract revenue:
New location	$6.9	$2.2	$4.7	213.6
Contract expirations	0.3	9.9	(9.6)	(97.0)
Same location:
Short-term parking	27.9	29.7	(1.8)	(6.1)
Monthly parking	61.6	64.9	(3.3)	(5.1)

Total same location	89.5	94.6	(5.1)	(5.4)
Conversions	1.2	3.9	(2.7)	(69.2)
Acquisitions	8.1	5.7	2.4	42.1

Total lease contract revenue	$106.0	$116.3	$(10.3)	(8.9)

Management contract revenue:
New location	$10.2	$2.8	$7.4	264.3
Contract expirations	3.2	15.7	(12.5)	(79.6)
Same location	91.3	84.0	7.3	8.7
Conversions	0.1	0.1	—	—
Acquisitions	10.1	6.6	3.5	53.0

Total management contract revenue	$114.9	$109.2	$5.7	5.2

Reimbursed management contract expense	$297.6	$300.7	$(3.1)	(1.0)

Parking services revenue—lease contracts. Lease contract revenue decreased $10.3 million, or 8.9%, to $106.0 million for the nine months ended September 30, 2009, compared to $116.3 million for the nine months ended September 30, 2008. The decrease resulted primarily from a decrease in same location short-term and monthly parking revenue, conversions, and a decrease of $1.4 million related to the Hurricane Katrina settlement received in 2008 that did not recur in 2009, included in contract expirations, which was partially offset by increases from our new locations and acquisitions. Same location revenue for those facilities, which as of September 30, 2009 are the comparative periods for the two years presented, decreased 5.4%. Revenue associated with contract expirations relates to contracts that expired during the current period.
Parking services revenue—management contracts. Management contract revenue increased $5.7 million, or 5.2%, to $114.9 million for the nine months ended September 30, 2009, compared to $109.2 million for the nine months ended September 30, 2008. The increase resulted primarily from same location revenue, new locations and acquisitions, partially offset by decreases in revenue from contract expirations, which includes a $0.2 million decrease related to the Hurricane Katrina settlement received in 2008 that did not recur in 2009. Same locations revenue for those facilities, which as of September 30, 2009 are the comparative periods for the two years presented, increased 8.7%.
Reimbursed management contract expense. Reimbursed management contract expense decreased $3.1 million, or 1.0%, to $297.6 million for the nine months ended September 30, 2009, compared to $300.7 million for the nine months ended September 30, 2008. This decrease resulted from a reduction in reimbursed cost incurred on behalf of owners.
The following table presents the material factors that impact our cost of parking services.

	Nine Months Ended
	September 30,		Variance
	2009	2008	Amount	%
Cost of parking services lease contracts:
New location	$6.8	$2.2	$4.6	209.1
Contract expirations	0.4	7.7	(7.3)	(94.8)
Same location:
Rent	62.8	65.8	(3.0)	(4.6)
Payroll and payroll related	12.4	12.8	(0.4)	(3.1)
Other operating costs	7.9	8.2	(0.3)	(3.7)

Total same location	83.1	86.8	(3.7)	(4.3)
Conversions	1.1	3.4	(2.3)	(67.6)
Acquisitions	7.4	5.0	2.4	48.0

Total cost of parking services lease contracts	$98.8	$105.1	$(6.3)	(6.0)

Cost of parking services management contracts:
New locations	$5.0	$1.3	$3.7	284.6
Contract expirations	2.7	8.9	(6.2)	(69.7)
Same location:
Payroll and payroll related	23.0	21.0	2.0	9.5
Other operating expenses	23.1	16.0	7.1	44.4

Total same location	46.1	37.0	9.1	24.6
Conversions	—	—	—	—
Acquisitions	7.2	4.5	2.7	60.0

Total cost of parking services management contracts	$61.0	$51.7	$9.3	18.0

Reimbursed management contract expense	$297.6	$300.7	$(3.1)	(1.0)

Cost of parking services—lease contracts. Cost of parking services for lease contracts decreased $6.3 million, or 6.0%, to $98.8 million for the nine months ended September 30, 2009, compared to $105.1 million for the nine months ended September 30, 2008. The decrease resulted primarily from decreases in costs related to contract expirations, same locations and conversions, partially offset by increases in costs related to new locations and acquisitions. Same locations costs for those facilities which as of September 30, 2009 are the comparative locations for the two years presented, decreased 4.0%. Same location rent expense for lease contracts decreased primarily as a result of contingent rental payments on the decrease in revenue for same locations.

Cost of parking services—management contracts. Cost of parking services for management contracts increased $9.3 million, or 18.0%, to $61.0 million for the nine months ended September 30, 2009, compared to $51.7 million for the nine months ended September 30, 2008. The increase resulted primarily from increases in costs related to same locations, new locations and acquisitions, partially offset by decreases in costs related to contract expirations. There was no impact on costs for those management contracts which converted to a lease contract. Same location costs for those facilities, which as of September 30, 2009 are the comparative locations for the two years presented, increased 24.6%. Same location increase in operating expenses for management contracts primarily resulted from negative fluctuations in prior years insurance reserve adjustments, increases in costs associated with reverse management contracts and the cost of providing management services.
Reimbursed management contract expense. Reimbursed management contract expense decreased $3.1 million, or 1.0%, to $297.6 million for the nine months ended September 30, 2009, compared to $300.7 million for the nine months ended September 30, 2008. This decrease resulted from a reduction in reimbursed cost incurred on the behalf of owners.
The following table presents the material changes to the gross profit and gross profit percentage on our lease and management contracts.

	Nine Months Ended
	September 30,		Variance
	2009	2008	Amount	%
		(in millions)
Gross profit lease contracts:
New location	$0.1	$—	$0.1	100.0
Contract expirations	(0.1)	2.2	(2.3)	(104.5)
Same location	6.4	7.8	(1.4)	(17.9)
Conversions	0.1	0.5	(0.4)	(80.0)
Acquisitions	0.7	0.7	—	—

Total gross profit lease contracts	$7.2	$11.2	$(4.0)	(35.7)

Gross profit percentage lease contracts:
New location	1.4%	—
Contract expirations	(33.3)%	22.2%
Same location	7.2%	8.2%
Conversions	8.3%	12.8%
Acquisitions	8.6%	12.3%

Total gross profit percentage lease contracts	6.8%	9.6%

Gross profit management contracts:
New location	$5.2	$1.5	$3.7	246.7
Contract expirations	0.5	6.8	(6.3)	(92.6)
Same location	45.2	47.0	(1.8)	(3.8)
Conversions	0.1	0.1	—	—
Acquisitions	2.9	2.1	0.8	38.1

Total gross profit management contracts	$53.9	$57.5	$(3.6)	(6.3)

Gross profit percentage management contracts:
New location	51.0%	53.6%
Contract expirations	15.6%	43.3%
Same location	49.5%	56.0%
Conversions	100.0%	100.0%
Acquisitions	28.7%	31.8%

Total gross profit percentage management contracts	46.9%	52.7%

Gross profit—lease contracts. Gross profit for lease contracts decreased $4.0 million, or 35.7%, to $7.2 million for nine months ended September 30, 2009, compared to $11.2 million for the nine months ended September 30, 2008. Gross profit percentage for lease contracts decreased to 6.8% for the nine months ended September 30, 2009, compared to 9.6% for the nine months ended September 30, 2008. Gross profit lease contracts decreases on same locations were primarily the result of a decrease in short-term and monthly parking revenue, without an equal and corresponding decrease in costs. Gross profit lease contracts decreases on contract expirations were primarily the result of the Hurricane Katrina settlement of $1.4 million received in 2008 that did not recur in 2009.

Gross profit—management contracts. Gross profit for management contracts decreased $3.6 million, or 6.3%, to $53.9 million for the nine months ended September 30, 2009, compared to $57.5 million for the nine months ended September 30, 2008. Gross profit percentage for management contracts decreased to 46.9% for the nine months ended September 30, 2009, compared to 52.7% for the nine months ended September 30, 2008. Gross profit for management contracts decreases were the result of our same locations, conversions, acquisitions and our contract expirations. Gross profit percentage on same locations accounted for most of the decline on a percentage basis, primarily due to negative fluctuations in prior years insurance reserve adjustments, increases in costs associated with reverse management contracts and the cost of providing management services.
General and administrative expenses. General and administrative expenses decreased $1.1 million, or 3.0%, to $34.4 million for the nine months ended September 30, 2009, compared to $35.5 million for the nine months ended September 30, 2008. This decrease resulted primarily from a decrease in travel of $0.5 million, a decrease in computer expenses of $0.5 million, net decreases in payroll and payroll related expenses of $1.1 million, a decrease of $0.4 million related to outsourcing fees, decreases in other costs of $0.4 million, which was partially offset by increases in legal-related expenses of $1.4 million, of which $0.6 million related to the sale by our former majority shareholder of its stake in our company, and $0.4 million related to the Hurricane Katrina settlement received in 2008 that did not recur in 2009.
Interest expense. Interest expense increased $0.1 million, or 2.3%, to $4.5 million for the nine months ended September 30, 2009, as compared to $4.4 million for the nine months ended September 30, 2008. This increase resulted from increased borrowings.
Interest income. Interest income was $0.2 million for the nine months ended September 30, 2009 and did not change significantly compared to the nine months ended September 30, 2008.
Income tax expense. Income tax expense decreased $2.8 million, or 28.9%, to $6.9 million for the nine months ended September 30, 2009, as compared to $9.7 million for the nine months ended September 30, 2008. A decrease in our pre-tax income resulted in a $2.6 million decrease in income tax expense. Our effective tax rate was 38.7% for the nine months ended September 30, 2009 and 39.7% for the nine months ended September 30, 2008, which resulted in a $0.2 million decrease in income tax expense.
Segments
The following tables present the material factors that impact our financial statements on an operating segment basis.
Segment revenue information is summarized as follows:

	Nine Months Ended September 30,
	Region One		Region Two		Region Three		Region Four		Other		Total
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
	(in millions)
Lease contract revenue:
New location	$3.5	$1.7	$1.5	$0.5	$1.6	$—	$0.3	$—	$—	$—	$6.9	$2.2
Contract expirations	0.1	3.1	—	0.6	0.2	6.2	—	—	—	—	0.3	9.9
Same location	47.9	49.6	0.5	0.5	11.9	12.9	29.1	31.6	0.1	—	89.5	94.6
Conversions	0.5	1.7	—	—	0.7	—	—	2.2	—	—	1.2	3.9
Acquisitions	7.8	5.4	—	—	0.3	0.3	—	—	—	—	8.1	5.7

Total lease contract revenue	$59.8	$61.5	$2.0	$1.6	$14.7	$19.4	$29.4	$33.8	$0.1	$—	$106.0	$116.3

Management contract revenue:
New location	$3.0	$1.1	$0.1	$—	$5.2	$1.5	$1.9	$0.2	$—	$—	$10.2	$2.8
Contract expirations	1.3	8.7	—	0.2	1.3	5.7	0.6	1.1	—	—	3.2	15.7
Same location	33.0	31.5	7.0	2.7	29.7	27.9	21.7	22.2	(0.1)	(0.3)	91.3	84.0
Conversions	0.1	0.1	—	—	—	—	—	—	—	—	0.1	0.1
Acquisitions	3.0	2.0	1.8	—	5.3	4.6	—	—	—	—	10.1	6.6

Total management contract revenue	$40.4	$43.4	$8.9	$2.9	$41.5	$39.7	$24.2	$23.5	$(0.1)	$(0.3)	$114.9	$109.2

Lease contract revenue decreased primarily due to our same locations, contract expirations and conversions. Regions one, three and four recorded a decrease in same location revenue. Same location revenue decreased compared to prior year primarily due to a reduction in short-term and monthly parking revenue and contract expirations. Contract expirations in region three includes the $1.4 million Hurricane Katrina settlement received in 2008 that did not recur in 2009.
Management contract revenue increased primarily due to our same locations, new locations and acquisitions, partially offset by contract expirations. Regions one and two recorded increases in management contract revenue from same location revenue compared to prior year. Regions one and two added new services to existing contracts, which accounted for the increase in same location revenue. Contract expirations in region three includes the $0.2 million Hurricane Katrina settlement received in 2008 that did not recur in 2009.

Segment cost of parking services information is summarized as follows:

	Nine Months September 30,
	Region One		Region Two		Region Three		Region Four		Other		Total
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
	(in millions)
Cost of parking services lease contracts:
New location	$3.7	$1.7	$1.4	$0.5	$1.4	$—	$0.3	$—	$—	$—	$6.8	$2.2
Contract expirations	0.2	2.9	—	—	0.2	4.8	—	—	—	—	0.4	7.7
Same location	44.3	45.8	0.6	0.5	10.8	11.5	27.4	29.1	—	(0.1)	83.1	86.8
Conversions	0.5	1.6	—	—	0.6	—	—	1.8	—	—	1.1	3.4
Acquisitions	7.2	4.7	—	—	0.2	0.3	—	—	—	—	7.4	5.0

Total cost of parking services lease contracts	$55.9	$56.7	$2.0	$1.0	$13.2	$16.6	$27.7	$30.9	$—	$(0.1)	$98.8	$105.1

Cost of parking services management contracts:
New location	$1.1	$0.5	$0.3	$—	$2.6	$0.7	$1.0	$0.1	$—	$—	$5.0	$1.3
Contract expirations	1.4	5.5	—	0.1	1.0	2.8	0.3	0.5	—	—	2.7	8.9
Same location	15.1	14.1	4.0	—	15.2	12.7	11.2	12.3	0.6	(2.1)	46.1	37.0
Conversions	—	—	—	—	—	—	—	—	—	—	—	—
Acquisitions	1.7	0.9	1.4	—	4.1	3.6	—	—	—	—	7.2	4.5

Total cost of parking services management contracts	$19.3	$21.0	$5.7	$0.1	$22.9	$19.8	$12.5	$12.9	$0.6	$(2.1)	$61.0	$51.7

Cost of parking services lease contracts decreased primarily due to decreased same location costs, contract expirations and conversions. Regions one, two and four experienced decreases in same location costs primarily due to rent expense for lease contracts, as a result of contingent rental payments on the decrease in revenue for same locations and reductions in payroll and payroll related. Regions one and three experienced declines in contract expirations. Cost associated with contract expirations relates to contracts that expired during the current period.
Cost of parking services management contracts primarily increased due to costs associated with reverse management contracts and the cost of providing management services for same and new locations.

Segment gross profit/gross profit percentage information is summarized as follows:

	Nine Months Ended September 30,
	Region One		Region Two		Region Three		Region Four		Other		Total
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
	(in millions)
Gross profit lease contracts:
New location	$(0.2)	$—	$0.1	$—	$0.2	$—	$—	$—	$—	$—	$0.1	$—
Contract expirations	(0.1)	0.2	—	0.6	—	1.4	—	—	—	—	(0.1)	2.2
Same location	3.6	3.8	(0.1)	—	1.1	1.4	1.7	2.5	0.1	0.1	6.4	7.8
Conversions	—	0.1	—	—	0.1	—	—	0.4	—	—	0.1	0.5
Acquisitions	0.6	0.7	—	—	0.1	—	—	—	—	—	0.7	0.7

Total gross profit lease contracts	$3.9	$4.8	$—	$0.6	$1.5	$2.8	$1.7	$2.9	$0.1	$0.1	$7.2	$11.2

	(percentages)
Gross profit percentage lease contracts:
New location	(5.7)	—	6.7	—	12.5	—	—	—	—	—	1.4	—
Contract expirations	(100.0)	6.5	—	100.0	—	22.6	—	—	—	—	(33.3)	22.2
Same location	7.5	7.7	(20.0)	—	9.2	10.9	5.8	7.9	100.0	—	7.2	8.2
Conversions	—	5.9	—	—	14.3	—	—	18.2	—	—	8.3	12.8
Acquisitions	7.7	13.0	—	—	33.3	—	—	—	—	—	8.6	12.3

Total gross profit percentage	6.5	7.8	—	37.5	10.2	14.4	5.8	8.6	100.0	—	6.8	9.6

	(in millions)
Gross profit management contracts:
New location	$1.9	$0.6	$(0.2)	$—	$2.6	$0.8	$0.9	$0.1	$—	$—	$5.2	$1.5
Contract expirations	(0.1)	3.2	—	0.1	0.3	2.9	0.3	0.6	—	—	0.5	6.8
Same location	17.9	17.4	3.0	2.7	14.5	15.2	10.5	9.9	(0.7)	1.8	45.2	47.0
Conversions	0.1	0.1	—	—	—	—	—	—	—	—	0.1	0.1
Acquisitions	1.3	1.1	0.4	—	1.2	1.0	—	—	—	—	2.9	2.1

Total gross profit management contracts	$21.1	$22.4	$3.2	$2.8	$18.6	$19.9	$11.7	$10.6	$(0.7)	$1.8	$53.9	$57.5

	(percentages)
New location	63.3	54.5	(200.0)	—	50.0	53.3	47.4	50.0	—	—	51.0	53.6
Contract expirations	(7.7)	36.8	—	50.0	23.1	50.9	50.0	54.5	—	—	15.6	43.3
Same location	54.2	55.2	42.9	100.0	48.8	54.5	48.4	44.6	700.0	(600.0)	49.5	56.0
Conversions	100.0	100.0	—	—	—	—	—	—	—	—	100.0	100.0
Acquisitions	43.3	55.0	22.2	—	22.6	21.7	—	—	—	—	28.7	31.8

Total gross profit percentage	52.2	51.6	36.0	96.6	44.8	50.1	48.3	45.1	700.0	(600.0)	46.9	52.7

Gross profit for lease contracts declined primarily due to decreased profit in same locations, contract expirations and conversions. Region one, two, three and four experienced a decline in same location gross profit primarily due to a decline in revenue that exceeded the decline in costs, primarily associated to a decrease in short-term and monthly parking revenue. Region three experienced a decline in gross profit contract expirations due to the Hurricane Katrina settlement recorded in revenue for 2008 that did not recur in 2009.
Gross profit for management contracts declined primarily due to our same locations in regions four and other and contract expirations in regions one, two, three and four. The other region declined in gross profit due to changes in prior years insurance reserve activity. Region three experienced a decline in gross profit contract expirations due to the Hurricane Katrina settlement recorded in revenue for 2008 that did not recur in 2009.
Segment general and administrative expense information is summarized as follows:

	Nine Months Ended September 30,
	Region One		Region Two		Region Three		Region Four		Other		Total
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
	(in millions)
General and administrative expenses	$6.5	$6.7	$1.6	$1.9	$9.1	$8.2	$2.4	$2.3	$14.8	$16.4	$34.4	$35.5

General and administrative expenses on a segment basis represent direct administrative costs for each region. The other region consists primarily of the corporate headquarters. The other region decreased primarily related to payroll and payroll related and post-retirement benefits, partially offset by legal fees related to the sale by our former majority shareholder’s of its stake in our company. Region three increased primarily related to legal fees, partially offset by the Hurricane Katrina settlement received in 2008 that did not recur in 2009. Regions one and two decreased primarily related to payroll and payroll related benefits and region four increased slightly related to payroll and payroll related benefits, legal fees and consulting.

Liquidity and Capital Resources
Outstanding Indebtedness
On September 30, 2009, we had total indebtedness of approximately $120.6 million, a decrease of $4.5 million from December 31, 2008. The $120.6 million includes:
•	$117.0 million under our senior credit facility; and
•	$3.6 million of other debt including capital lease obligations and obligations on seller notes and other indebtedness.
We believe that our cash flow from operations, combined with availability under our senior credit facility, which amounted to $26.8 million at September 30, 2009, will be sufficient to enable us to pay our indebtedness, or to fund other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before their respective maturities. We believe that we will be able to refinance our indebtedness on commercially reasonable terms, although we cannot assure you that we will be able to do so.
Senior Credit Facility
On July 15, 2008, we amended and restated our credit facility.
The $210.0 million revolving senior credit facility will expire in July 2013. The revolving senior credit facility includes a letter of credit sub-facility with a sublimit of $50.0 million.
Our revolving senior credit facility bears interest, at our option, at either (1) LIBOR plus an applicable LIBOR margin of between 2.00% and 3.50% depending on the ratio of our total funded indebtedness to our EBITDA from time to time (“Total Debt Ratio”) or (2) the Base Rate (as defined below) plus an applicable Base Rate Margin of between 0.50% and 2.00% depending on our Total Debt Ratio. We may elect interest periods of one, two, three or six months for LIBOR based borrowings. The Base Rate is the greater of (i) the rate publicly announced from time to time by Bank of America, N.A. as its “prime rate,” or (ii) the overnight federal funds rate plus 0.50%.
Our senior credit facility includes a fixed charge ratio covenant, a total debt to EBITDA ratio covenant, a limit on our ability to incur additional indebtedness, issue preferred stock or pay dividends, and certain other restrictions on our activities. We are required to repay borrowings under our senior credit facility out of the proceeds of future issuances of debt or equity securities and asset sales, subject to certain customary exceptions. Our senior credit facility is secured by substantially all of our assets and all assets acquired in the future (including a pledge of 100% of the stock of our existing and future domestic guarantor subsidiaries and 65% of the stock of our existing and future foreign subsidiaries).
We are in compliance with all of our financial covenants.
At September 30, 2009, we had $18.9 million of letters of credit outstanding under the senior credit facility, borrowings against the senior credit facility aggregated $117.0 million and we had $26.8 million available under the senior credit facility.
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
In 2006 we entered into an interest rate cap transaction with Bank of America, which allows us to limit our exposure on a portion of our borrowings under our senior credit facility. Under the rate cap transaction, we receive payments from Bank of America each quarterly period to the extent that the prevailing three month LIBOR during that period exceeds our cap rate of 5.75%. The rate cap transaction caps our LIBOR interest rate on a notional amount of $50.0 million at 5.75% for a total of 36 months. The rate cap transaction began as of August 4, 2006 and settles each quarter on a date that coincides with our quarterly interest payment dates under our senior credit facility. This rate cap transaction is classified as a cash flow hedge, and we calculate the effectiveness of the hedge on a quarterly basis. The ineffective portion of the cash flow hedge is recognized in current period earnings as an increase of interest expense.
Total changes in the fair value of the rate cap transaction for the nine months ended September 30, 2009 were immaterial. The rate cap transaction expired on August 4, 2009.

Stock Repurchases
2009 Stock Repurchases
In July 2008, our Board of Directors authorized us to repurchase shares of our common stock, on the open market or through private purchases, up to $60.0 million in aggregate. As of December 31, 2008, $22.9 million remained available for repurchase under this authorization.
During the first quarter of 2009, we repurchased 93,600 shares from third party shareholders at an average price of $18.23 per share, including average commissions of $0.03 per share, on the open market. Our former majority shareholder sold 119,701 shares to us in the first quarter of 2009 at an average price of $18.20 per share. The total value of the first quarter transactions was $3.9 million. We retired 200,650 shares during the first quarter of 2009 and retired the remaining 12,651 shares in April 2009.
We did not make any share repurchases in the second and third quarters of 2009.
As of September 30, 2009, $19.0 million remained available for repurchase under the July 2008 authorization by the Board of Directors.
Letters of Credit
At September 30, 2009, we have provided letters of credit totaling $16.5 million to our casualty insurance carrier to collateralize our casualty insurance program.
As of September 30, 2009, we provided $2.4 million in letters to collateralize other obligations.

Deficiency Payments
Pursuant to our obligations with respect to the parking garage operations at Bradley International Airport, we are required to make certain payments for the benefit of the State of Connecticut and for holders of special facility revenue bonds. The deficiency payments represent contingent interest bearing advances to the trustee to cover operating cash flow requirements. The payments, if any, are recorded as a receivable by us for which we are reimbursed from time to time as provided in the trust agreement. As of September 30, 2009, we have a receivable of $8.8 million, comprised of cumulative deficiency payments to the trustee, net of reimbursements. We believe these advances to be fully recoverable and therefore have not recorded a valuation allowance for them. We do not guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.
We made deficiency payments (net of repayments received) of $2.8 million in the first nine months of 2009 compared to $1.3 million in the first nine months of 2008. We did not receive any payments for interest and premium income related to deficiency payments in the first nine months of 2009 and 2008.
Daily Cash Collections
As a result of day-to-day activity at our parking locations, we collect significant amounts of cash. Lease contract revenue is generally deposited into our local bank accounts, with a portion remitted to our clients in the form of rental payments according to the terms of the leases. Under management contracts, some clients require us to deposit the daily receipts into one of our local bank accounts, with the cash in excess of our operating expenses and management fees remitted to the clients at negotiated intervals. Other clients require us to deposit the daily receipts into client accounts and the clients then reimburse us for operating expenses and pay our management fee subsequent to month-end. Some clients require a segregated account for the receipts and disbursements at locations. Our working capital and liquidity may be adversely affected if a significant number of our clients require us to deposit all parking revenue into their respective accounts.
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
Net Cash Provided by Operating Activities
Our primary sources of funds are cash flows from operating activities and changes in working capital. Net cash provided by operating activities totaled $14.8 million for the first nine months of 2009. Cash provided included $21.7 million from operations which was offset by a net decrease in working capital of $6.9 million. The decrease in working capital resulted primarily from an increase of $2.8 million in notes and accounts receivable which primarily related to Bradley International Airport guarantor payments as described under “Deficiency Payments”, and a decrease of $3.9 million in other liabilities which primarily related to a reduction in accruals related to payments under employee incentive program.
Net cash provided by operating activities totaled $19.7 million for the first nine months of 2008. Cash provided included $26.0 million from operations and a net decrease in working capital of $6.3 million. The decrease in working capital resulted primarily from a decrease of $4.7 million in notes and accounts receivable, which primarily related trade accounts receivable and accounts receivable related to Bradley International Airport guarantor payments as described under “Deficiency Payments”, and a decrease in other assets of $1.4 million primarily related to intangible assets and deposits.
Net Cash Used in Investing Activities
Net cash used in investing activities totaled $6.4 million in the first nine months of 2009. Cash used in investing activities for the first nine months of 2009 included capital expenditures of $2.8 million for capital investments needed to secure and/or extend leased facilities, business acquisitions of $2.5 million, investment in information system enhancements and infrastructure, cost of contract purchases of $0.9 million and $0.2 million for contingent payments on previously acquired contracts.
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

Net Cash Used in Financing Activities
Net cash used in financing activities totaled $8.3 million in the first nine months of 2009. Cash used in financing activities for 2009 included $3.9 million to repurchase our common stock, $0.8 million for payments on capital leases, $0.1 million in distribution to noncontrolling interests and $0.1 million for payments on long-term borrowings, $3.6 million for our senior credit facility, partially offset by $0.1 million from the exercise of stock options and $0.1 million from the tax benefit related to stock option exercises.
Net cash used in financing activities totaled $7.4 million in the first nine months of 2008. Cash used in financing activities for 2008 included $37.5 million to repurchase our common stock, $2.3 million for payments of debt issuance costs, $1.2 million for payments on capital leases, $0.1 for distribution to noncontrolling interests, $0.1 million for payments on long-term borrowings, offset by $32.4 million from our senior credit facility, $0.7 million from the exercise of stock options and $0.9 million in excess tax benefits related to stock option exercises.
Cash and Cash Equivalents
We had cash and cash equivalents of $8.6 million at September 30, 2009, compared to $8.3 million at December 31, 2008. The cash balances reflect our ability to utilize funds deposited into our local accounts and which based upon availability, timing of deposits and the subsequent movement of that cash into our corporate accounts may result in significant changes to our cash balances.
Forward-Looking Information
The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. The statements contained in this Form 10-Q that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties.
We have used the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions in this Form 10-Q, to identify forward-looking statements. These forward-looking statements are made based on our management’s expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. These uncertainties and factors could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements.
All of our forward-looking statements should be considered in light of these factors. All of our forward-looking statements speak only as of the date they were made, and we undertake no obligation to update our forward-looking statements or risk factors to reflect new information, future events or otherwise, except as may be required under applicable securities laws and regulations. You should review any additional disclosures we make in our press releases and Forms 10-K, 10-Q, and 8-K filed with or furnished to the SEC. We also suggest that you listen to our quarterly earnings release conference calls with financial analysts.
Risk Factors
While it is not possible to identify all risk factors, we continue to face many risks and uncertainties that could cause actual results to differ from our forward-looking statements and could otherwise have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition. Information related to risk factors is described in this Form 10-Q under “Risk Factors.”

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
In 2006 we entered into a rate cap transaction with Bank of America, which allows us to limit our exposure on a portion of our borrowings under our senior credit facility. Under the rate cap transaction, we receive payments from Bank of America each quarterly period to the extent that the prevailing three month LIBOR during that period exceeds our cap rate of 5.75%. The rate cap transaction caps our LIBOR interest rate on a notional amount of $50.0 million at 5.75% for a total of 36 months. The rate cap transaction began as of August 4, 2006 and settles each quarter on a date that coincides with our quarterly interest payment dates under our senior credit facility. The rate cap transaction is classified as a cash flow hedge, and we calculate the effectiveness of the hedge on a quarterly basis. The ineffective portion of the cash flow hedge is recognized in current period earnings as an increase of interest expense.
Total changes in the fair value of the rate cap transaction for the nine months ended September 30, 2009 were immaterial. The rate cap transaction expired on August 4, 2009.
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
Foreign Currency Risk
Our exposure to foreign exchange risk is minimal. All foreign investments are denominated in U.S. dollars, with the exception of Canada. We had approximately $2.3 million of Canadian dollar denominated cash instruments at September 30, 2009. We had no Canadian dollar denominated debt instruments at September 30, 2009. We do not hold any hedging instruments related to foreign currency transactions. We monitor foreign currency positions and may enter into certain hedging instruments in the future should we determine that exposure to foreign exchange risk has increased.

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
The following risk factors supplement and update our risk factors as disclosed in Item 1A of Part I of the Company’s 2008 Annual Report on Form 10-K, filed on March 13, 2009.
The recession and turmoil in the credit markets and the financial services industry may reduce demand for our services, lower our earnings and harm our operations.
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
The U.S. Department of Commerce reported that real GDP in the United States contracted at an annual rate of 6.4% in the first quarter of 2009, and 0.7% in the second quarter of 2009. In addition, the U.S. Department of Labor reported that since the start of the recession in December 2007, the number of unemployed persons has increased by 7.6 million to 15.1 million, and the unemployment rate has doubled to 9.8% as of September 2009. Both of these factors have contributed to reduced discretionary spending by consumers and slowed or reduced economic activity by businesses in the United States and most major global economies.
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
Deteriorating economic conditions could also lead to a decline in parking at airports and commercial facilities, including facilities owned by retail operators and hotels. In particular, reductions in parking at leased facilities can lower our profit because a decrease in revenue would be exacerbated by fixed costs that we must pay under our leases. As of September 30, 2009, we operated 10% of our locations under leases, and for the nine months ended September 30, 2009, we derived 12% of our gross profit under leases.
If adverse economic conditions reduce discretionary spending, business travel or other economic activity that fuels demand for our services, our earnings could be reduced. Adverse changes in local and national economic conditions could also depress prices for our services or cause our clients to cancel their agreements to purchase our services.
The financial difficulties or bankruptcy of one or more of our major clients could adversely affect our results.
Future revenue and our ability to collect accounts receivable depend, in part, on the financial strength of our clients. We estimate an allowance for accounts we do not consider collectible, and this allowance adversely impacts profitability. In the event that our clients experience financial difficulty, become unable to obtain financing or seek bankruptcy protection, including as a result of the recent turmoil in the credit markets, our profitability would be further impacted by our failure to collect accounts receivable in excess of the estimated allowance. Additionally, our future revenue would be reduced by the loss of these clients or by the cancellation of leases or management contracts by clients in bankruptcy.
The recession could negatively impact results and our ability to give accurate guidance.
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
Our working capital and liquidity may be adversely affected if a significant number of our clients require us to deposit all parking revenue into their respective accounts.
We frequently contract with clients to hold parking revenue in our account and remit the revenue, minus the operating expenses and our fee, to our clients at the end of the month. Some clients, however, require us to deposit parking revenue in their accounts on a daily basis. This type of arrangement requires us to pay costs as they are incurred and receive reimbursement and our management fee after the end of the month. There can be no assurance that a significant number of clients will not switch to the practice of requiring us to deposit all parking revenue into their respective accounts, which would have a material adverse effect on our liquidity and financial condition.
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
In addition, we are particularly exposed to increases in costs for locations that we operate under leases because we are generally responsible for all the operating expenses of our leased locations. An increase in cost of parking services could reduce our gross profit derived from locations that we operate under leases.
Our indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations.
We cannot assure you that cash flow from operations, combined with additional borrowings under the senior credit facility and any future credit facility will be available in an amount sufficient to enable us to repay our indebtedness, or to fund other liquidity needs. We and our subsidiaries may be able to incur substantial additional indebtedness in the future, which could cause the related risks to intensify. We may need to refinance all or a portion of our indebtedness on or before their respective maturities. Recently, the credit markets and the financial services industry experienced a period of unprecedented turmoil characterized by the failure or sale of various financial institutions and an unprecedented level of intervention from the United States government. These events could have a material adverse effect on us and our costs of borrowings. As a result, we cannot assure you that we will be able to refinance any of our indebtedness, including our senior credit facility, on commercially reasonable terms or at all. If we are unable to refinance our debt, we may default under the terms of our indebtedness, which could lead to an acceleration of the debt. We do not expect that we could repay all of our outstanding indebtedness if the repayment of such indebtedness was accelerated.
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
Many of our clients have historically chosen to obtain liability insurance coverage for the locations we manage by being named as additional insureds under our master insurance policies. Clients do, however, have the option of purchasing such insurance independently, as long as we are named as an additional insured pursuant to an additional insured endorsement. We purchase insurance policies at prices that we believe represent a discount to the prices that would typically be charged to parking facility owners on a stand-alone basis. Pursuant to our management contracts, we allocate a portion of our risk management costs, at rates we believe are competitive, to those clients who choose to obtain their insurance coverage by being named as additional insureds under our insurance policies. A material reduction in the number of clients who choose to obtain their insurance coverage from us in that manner, or a reduction in amounts payable to us for such coverage, could have a material adverse effect on our business, financial condition and results of operations.
Additional funds would need to be reserved for future insurance losses if such losses are worse than expected.
We provide liability and worker’s compensation insurance coverage consistent with our obligations to our clients under our various management contracts and leases. We are obligated to reimburse our insurance carrier for each loss incurred in the current policy year up to the amount of a deductible specified in our insurance policies. The deductible for our various liability and workers’ compensation policies is $250,000. We also purchase property insurance that provides coverage for loss or damage to our property, and in some cases our clients’ property, as well as business interruption coverage for lost operating income and certain associated expenses. The deductible applicable to any given loss under our property insurance policy varies based upon the insured values and the peril that causes the loss. Our financial statements reflect our funding of all such obligations based upon guidance and evaluation we have received from third-party insurance professionals. There can be no assurance, however, that the ultimate amount of our obligations will not exceed the amount presently funded or accrued, in which case we would need to set aside additional funds to reserve for any such excess. Changes in insurance reserves as a result of periodic evaluations of the liabilities can cause swings in our operating results that may not be indicative of the operations of our ongoing business. Additionally, our obligations could increase if we receive a greater number of insurance claims or if the severity of, or the administrative costs associated with, those claims generally increases. A material increase in insurance costs due to a change in the number or severity of claims, claims costs or premiums paid by us could have a material adverse effect on our operating income.
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
These factors can reduce our gross profit in the first quarter. As a result, our revenue and earnings in the second, third and fourth quarters tend to be higher than revenue and earnings in the first quarter. Accordingly, you should not consider our first quarter results as indicative of results to be expected for any other quarter or for any full fiscal year. Fluctuations in our results could make it difficult to evaluate our business or cause instability in the market price of our common stock.
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
The rate of our expansion will depend in part upon the availability of adequate capital, which in turn will depend in large part upon cash flow generated by our business and the availability of equity and debt capital. The recession that began in December 2007 may make it more difficult to grow our number of profitable locations and our ability to obtain equity or debt capital on acceptable terms. However, we will require the consent of stockholders holding a majority of shares in order to authorize and issue additional shares of common stock above the current number of shares of authorized capital stock, which may be required in connection with any future acquisitions. In addition, our senior credit facility contains provisions that restrict our ability to incur additional indebtedness and/or make substantial investments or acquisitions. As a result, we cannot assure you that we will be able to finance our current growth strategy.
We must comply with public and private regulations that may impose significant costs on us.
Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. These laws typically impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In connection with the operation of parking facilities, we may be potentially liable for such costs. In addition, from time to time we are involved in environmental issues at certain of locations or in connection with our operations. While it is difficult to predict the ultimate outcome of any of these matters, based on information currently available, our management believes that none of these matters, individually or in the aggregate, is reasonably likely to have a material adverse effect on our financial position, results of operations, or cash flows. The cost of defending against claims of liability, or remediation of a contaminated property, could have a material adverse effect on our business, financial condition and results of operations. In addition, several state and local laws have been passed in recent years that encourage car pooling and the use of mass transit. Laws and regulations that reduce the number of cars and vehicles being driven could adversely impact our business.
In connection with certain transportation services provided to our clients, including shuttle bus operations, we provide the vehicles and the drivers to operate these transportation services. The U.S. Department of Transportation and various state agencies exercise broad powers over these transportation services, including, licensing and authorizations, safety and insurance requirements. Our employee drivers must also comply with the safety and fitness regulations promulgated by the Department Transportation, including those related to drug and alcohol testing and service hours. We may become subject to new and more restrictive federal and state regulations. Compliance with such regulations could hamper our ability to provide qualified drivers and increase our operating costs.
We are also subject to consumer credit laws and credit card industry rules and regulations relating to the processing of credit card transactions, including the Fair and Accurate Credit Transactions Act and the Payment Card Data Security Standard. This law and these industry standards impose substantial financial penalties for non-compliance.
In addition, we are subject to laws generally applicable to businesses, including but not limited to federal, state and local regulations relating to wage and hour matters, employee classification, mandatory healthcare benefits, unlawful workplace discrimination and whistle blowing. Any actual or alleged failure to comply with any regulation applicable to our business or any whistle-blowing claim, even if without merit, could result in costly litigation, regulatory action or otherwise harm our business, financial condition and results of operations.
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
We may pursue both small and large acquisitions in our business or in new lines of business on a selective basis, and we may be in discussions or negotiations with one or more of these acquisitions or new contract candidates simultaneously. There can be no assurance that suitable acquisitions or new contract candidates will be identified, that such acquisitions or new contracts will be consummated, that the acquired operations or new contracts will be integrated successfully or that we will be able to derive all of the expected synergies of acquired operations or contracts.
Acquisitions involve numerous risks, including (but not limited to) the following:
•	Difficulties in integrating the operations, systems, technologies and personnel of the acquired companies, particularly companies with large and widespread operations.

•	Diversion of management’s attention from normal daily operations of the business and the challenges of managing larger and more widespread operations resulting from acquisitions.

•	Difficulties in entering markets or businesses in which we have no or limited direct prior experience and in which competitors have stronger market positions.

•	Insufficient revenue to offset increased expenses associated with acquisitions.

•	The potential loss of key employees, customers and other business partners of the companies we acquire following and continuing after announcement of acquisition plans and their actual consummation.
Acquisitions may also cause us to:
•	Use a substantial portion of our cash resources or incur a substantial amount of debt.

•	Temporarily increase costs, including general and administrative cost, required to integrate acquisitions or large contract portfolios.

•	Significantly increase our non-cash amortization expense.

•	Significantly increase our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition.

•	Assume liabilities.

•	Issue common stock that would dilute our current stockholders’ percentage ownership.

•	Record goodwill and non-amortizable intangible assets that are subject to impairment testing on a regular basis and potential periodic impairment charges.
The actual costs or benefits of our acquisitions could differ from the expected costs or benefits, and any such differences could materially adversely affect our business. Mergers and acquisitions of companies are inherently risky and subject to many factors outside of our control and no assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, financial condition and results of operations. Failure to manage and successfully integrate acquisitions could materially harm our business, financial condition and results of operations.

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
Any terrorist attacks, particularly in the United States or Canada, may negatively impact our business, financial condition and results of operations. Attacks have resulted in, and may continue to result in, increased government regulation of airlines and airport facilities, including imposition of minimum distances between parking facilities and terminals, resulting in the elimination of currently managed parking facilities, and increased security checks of employees and passengers at airport facilities. We derive a significant percentage of our gross profit from parking facilities and parking related services in and around airports. For the year ended December 31, 2008, approximately 20% of gross profit was derived from those operations. The Federal Aviation Administration generally prohibits parking within 300 feet of airport terminals during periods of heightened security. While the prohibition is not currently in effect, there can be no assurance that this governmental prohibition will not again be reinstated. The existing regulations governing parking within 300 feet of airport terminals or future regulations may prevent us from using certain parking spaces. Reductions in the number of parking spaces and air travelers may reduce our revenue and cash flow for both our leased facilities and those facilities we operate under management contracts.
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
Approximately 28% of our employees are represented by labor unions. Approximately 26% of our collective bargaining contracts, representing approximately 3.6% of our employees, are up for renewal in 2010. There can be no assurance that we will be able to renew existing labor union contracts on acceptable terms. Employees could exercise their rights under the labor union contract, which could include a strike or walk-out. In such cases, there are no assurances that we would be able to staff sufficient employees for our short-term needs. Any such labor strike or our inability to negotiate a satisfactory contract upon expiration of the current agreements could have a negative effect on our business, financial condition and results of operations.
We make contributions to multiemployer benefit plans on behalf of certain employees covered by collective bargaining agreements and could be responsible for paying unfunded liabilities incurred by such benefit plans, which amount could be material.

John V. Holten, our past chairman and former majority stockholder, may dispute our decision to terminate his employment with us, which could result in legal or other proceedings that could affect our operations and financial condition or divert the attention of our management or our board of directors from our business.
On October 5, 2009, we terminated Mr. Holten’s employment as chairman of our board of directors and we determined not to make any further payments or provide any further benefits to Mr. Holten. We took this action because we believed that, under applicable law, the terms of the agreement and the process by which Mr. Holten caused the agreement to be executed and extended on our behalf were unfair to us and that the agreement was not in the best interests of our stockholders.
Mr. Holten has advised us that he disputes the termination of his employment agreement and our determination that he is not entitled to any further payments or benefits under the agreement, and that he may assert a claim or claims against us relating to the termination of the agreement. We believe we have valid defenses to any claim by Mr. Holten, but we are unable to state whether the likelihood of an unfavorable outcome of any dispute is probable or remote. We are also unable to provide an estimate of the range or amount of potential loss if the outcome of any dispute or the settlement of any dispute is unfavorable to us. However, an unfavorable outcome or the settlement of any dispute related to the termination of Mr. Holten’s employment agreement with us could affect our operations and financial condition or divert the attention of our management or our board of directors from our business. We intend to contest vigorously any claim by Mr. Holten.
Mr. Holten currently remains a member of our board of directors.
Adverse litigation judgments or settlements resulting from legal proceedings in which we may be involved in the normal course of our business could affect our operations and financial condition.
In the normal course of business, we are from time to time involved in various legal proceedings. We do not believe that any pending claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on our financial position; however, the outcome of these legal proceedings cannot be predicted. It is possible that an unfavorable outcome of some or all of the matters, including claims related to the recent changes in our Board of Directors, could cause us to incur substantial liabilities that may have a material adverse effect upon our financial condition and results of operations. Any significant adverse litigation judgments or settlements could have a negative effect on our business, financial condition and results of operations.
The offer or sale of a substantial amount of our common stock by our largest stockholders could have an adverse impact on the market price of our common stock.
On May 15, 2009, our previous majority stockholder, Steamboat Industries LLC, transferred a total of 7,581,842 shares of our common stock to certain lenders. The lenders received the shares in satisfaction of Steamboat Industries LLC’s obligations under a credit agreement pursuant to which shares of common stock were pledged as security. Steamboat also transferred demand and piggy-back registration rights with respect to such common stock to the lenders. The offer, sale, disposition or consummation of transactions involving substantial amounts of our common stock by the lenders could have a significant negative impact on our stock price, particularly if such offers, sales, dispositions or transactions occur simultaneously or relatively close in time.
The lenders may be permitted to sell, dispose of or otherwise enter into other transactions involving significant amounts of our common stock under exemptions from registration under the federal securities laws. The offer, sale, disposition or consummation of other such transactions involving substantial amounts of our common stock by these or other significant stockholders could have a significant negative impact on our stock price, particularly if such offers, sales, dispositions or transactions occur simultaneously or relatively close in time.
Provisions of our second amended and restated certificate of incorporation, as amended, and third amended and restated by-laws and in Delaware corporate law may prevent or discourage an acquisition of our company that would benefit our stockholders.
Provisions in our second amended and restated certificate of incorporation, as amended, and third amended and restated by-laws and in Delaware corporate law may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt that is opposed by our management and board of directors. For example, our second amended and restated certificate of incorporation, as amended, and third amended and restated by-laws provide for the inability of stockholders to call special meetings, to increase the size of the board of directors, requires stockholders to give advance notice for director nominations and authorizes the issuance of common stock without stockholder approval. In addition, as a Delaware corporation, we are subject to certain Delaware anti-takeover provisions, including the application of Section 203 of the DGCL, which generally restricts our ability to engage in a business combination with any holder of 15% or more of our capital stock. Our board of directors could rely on provisions in our second amended and restated certificate of incorporation, as amended, and third amended and restated by-laws and in Delaware law to delay, deter or prevent a change of control of our company, including through transactions, and, in particular, unsolicited transactions, that some or all of our stockholders might consider to be desirable and through which some or all of our stockholders may obtain a premium for their shares.
If securities analysts do not publish research or reports about our business or if they downgrade their evaluations of our stock or estimates of our earnings, the price of our stock could decline.
The trading market for our common stock depends in part on the research, reports, expectations or other evaluations that industry or financial analysts publish about us or our business. If one or more of the analysts covering us downgrade their estimates or evaluations of our stock or our earnings, or if we fail to meet such expectations, the price of our stock could decline. If one or more of these analysts cease coverage of our company, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.
The market price of our common stock may be particularly volatile, and our stockholders may be unable to resell their shares at a profit.
The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. In the 52 weeks prior to the date of this Form 10-Q, the closing prices of our common stock have ranged from a low of $13.66 to a high of $21.89. The price of our common stock that will prevail in the market depends on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:
•	the recession and turmoil in the credit markets and financial services industry;

•	changes in general economic and business conditions or demographic trends;

•	the financial difficulties or bankruptcy of our major clients, including the impact on our ability to collect receivables;

•	availability, terms and deployment of capital;

•
potential impact on the market price of our common stock from the sale or offer of a substantial amount of our common stock by our largest stockholders and the ability of our largest stockholders to influence our major corporate decisions;

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

•	seasonal trends, particularly in the first quarter of each year;

•	the impact of public and private regulations;

•	our ability to form and maintain relationships with large real estate owners, managers and developers;

•	integration of future acquisitions in light of challenges in retaining key employees, synchronizing business processes and efficiently integrating facilities, marketing and operations;

•	the ability to obtain performance bonds on acceptable terms to guarantee our performance under certain contracts;

•	extraordinary events affecting parking at facilities that we manage, including emergency safety measures, military or terrorist attacks and natural disasters;

•	changes in federal and state regulations including those affecting airports, parking lots at airports or automobile use;

•	the loss of key employees; and

•	development of new, competitive parking-related services.
In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. If our stock price is volatile, we may become the target of securities litigation. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business.
The sale of a substantial number of our shares of common stock in the public market could reduce the market price of our shares, which in turn could negatively impact your investment in us.
Future sales of a substantial number of shares of our common stock in the public market (or the perception that such sales may occur) could reduce our stock price and could impair our ability to raise capital through future sales of our equity securities.
We may also issue shares of our common stock from time to time as consideration for future acquisitions and investments. If any such acquisition or investment is significant, the number of shares that we may issue may in turn be significant. In addition, we may grant registration rights covering those shares in connection with any such acquisitions and investments.
In the future, we may sell additional shares of our common stock to raise capital. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price of our common stock. The issuance and sales of substantial amounts of our common stock, or the perception that such issuances and sales may occur, could adversely affect the market price of our common stock.
We do not intend to pay dividends for the foreseeable future.
We have never declared or paid any dividends on our common stock. By the terms of our senior credit facility, we are restricted from paying cash dividends on our common stock while such facility is in effect. Accordingly, we intend to retain all of our earnings for the foreseeable future to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the future. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases.

Item 4.	Submission of Matters to a Vote of Security Holders
(a)	Our annual meeting of stockholders was held on July 30, 2009.
(b)	All director nominees were elected. The names of each director elected at the meeting are set forth below.
(c)	Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:
Proposals and Vote Tabulations

	Votes Cast			Broker
	For	Against	Abstain	Non-votes
Management Proposals

Ratification of selection of independent auditors for 2009	13,854,270	43,605	138	-0-

Election of Directors

	Votes	Votes
Director	Received	Withheld

Charles L. Biggs	10,639,436	3,258,577
Karen M. Garrison	10,639,436	3,258,577
John V. Holten	8,660,375	5,237,638
Robert S. Roath	11,073,636	2,824,377
Timothy J. White	13,678,677	219,336
James A. Wilhelm	13,653,645	244,368

Item 6.	Exhibits

Exhibit
Number	Description

10.1
First Amendment to Form of Standard Parking Corporation Restricted Stock Unit Agreement (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K as filed on August 6, 2009).

31.1	Section 302 Certification dated November 9, 2009 for James A. Wilhelm, Director, President and Chief Executive Officer.

31.2	Section 302 Certification dated November 9, 2009 for G. Marc Baumann, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer).

31.3	Section 302 Certification dated November 9, 2009 for Daniel R. Meyer, Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer).

32.1	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 9, 2009.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD PARKING CORPORATION

Dated: November 9, 2009	By:	/s/ JAMES A. WILHELM
James A. Wilhelm
Director, President and Chief Executive Officer (Principal Executive Officer)

Dated: November 9, 2009	By:	/s/ G. MARC BAUMANN
G. Marc Baumann
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Dated: November 9, 2009	By:	/s/ DANIEL R. MEYER
Daniel R. Meyer Senior Vice President,
Corporate Controller and Assistant Treasurer (Principal Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

10.1
First Amendment to Form of Standard Parking Corporation Restricted Stock Unit Agreement (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K as filed on August 6, 2009).

31.1	Section 302 Certification dated November 9, 2009 for James A. Wilhelm, Director, President and Chief Executive Officer.

31.2	Section 302 Certification dated November 9, 2009 for G. Marc Baumann, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer).

31.3	Section 302 Certification dated November 9, 2009 for Daniel R. Meyer, Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer).

32.1	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 9, 2009.