Form 10-K
period 2009-12-31
STANDARD PARKING CORP
filed 2010-03-12
CIK 1059262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of June 30, 2009, the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was approximately $248.8 million, based on the closing price of the common stock as reported on the NASDAQ Global Select Market.

As of March 1, 2010, there were 15,410,428 shares of common stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be delivered to shareholders in connection with the Annual Meeting of Stockholders to be held on April 28, 2010, are incorporated by reference into Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K and the information incorporated by reference herein includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. The statements contained in this Form 10-K, including information we incorporate by reference, that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties.

We have used the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions in this Form 10-K, including information we incorporate by reference, to identify forward-looking statements. These forward-looking statements are made based on our management’s expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. These uncertainties and factors could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	the weak economy and recent turmoil in the credit markets and financial services industry, including their impact on our results and our ability to give accurate guidance;

•	changes in general economic and business conditions or demographic trends;

•	the financial difficulties or bankruptcy of our major clients, including the impact on our ability to collect receivables;

•	availability, terms and deployment of capital;

•	the loss, or renewal on less favorable terms, of management contracts and leases;

•	our ability to renew our insurance policies on acceptable terms, the extent to which our clients choose to obtain insurance coverage through us and our ability to successfully manage self-insured losses;

•	adverse litigation judgments or settlements resulting from legal or other proceedings in which we may be involved;

•	seasonal trends, particularly in the first quarter of each year;

•	the impact of public and private regulations;

•	our ability to form and maintain relationships with large real estate owners, managers and developers;

•	integration of future acquisitions in light of challenges in retaining key employees, synchronizing business processes, efficiently integrating facilities, marketing and operations, deriving the expected acquisition synergies or budgeting the actual costs or benefits of acquisitions;

•	the ability to obtain performance bonds on acceptable terms to guarantee our performance under certain contracts;

•	extraordinary events affecting parking at facilities that we manage, including emergency safety measures, military or terrorist attacks and natural disasters;

•	changes in federal and state regulations including those affecting airports, parking lots at airports or automobile use;

•	the loss of key employees;

•	development of new, competitive parking-related services; and

•	the other factors discussed under Item 1A, “Risk Factors,” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-K.

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

Our Company

We are one of the largest and most diversified providers of outsourced parking facility management services in the United States and Canada. Our services include a comprehensive set of on-site parking management and ground transportation services, which consist of training, scheduling and supervising all service personnel as well as providing customer service, marketing, maintenance and accounting and revenue control functions necessary to facilitate the operation of our clients’ parking facilities. We also provide a range of ancillary services such as airport shuttle operations, taxi and livery dispatch services and municipal meter revenue collection and enforcement services. We strive to be the #1 or #2 provider in each of the core markets in which we operate. As a given geographic market achieves a threshold operational size, we typically will establish a local office in order to promote increased operating efficiency. We rely on both organic growth and acquisitions to increase our client base and leverage our fixed corporate and administrative costs within each major metropolitan area. Our clients choose to outsource with us in order to attract, service and retain customers, gain access to the breadth and depth of our service and process expertise, leverage our significant technology capabilities and enhance their parking facility revenue, profitability and cash flow. As of December 31, 2009, we managed approximately 2,100 parking facility locations containing over one million parking spaces in approximately 335 cities, operated 145 parking-related service centers serving 63 airports, operated a fleet of approximately 405 shuttle buses and employed a professional staff of approximately 12,000 people.

We have provided parking services since 1929. Our history and resulting experience have allowed us to develop and standardize a rigorous system of processes and controls that enable us to deliver consistent, transparent, value-added and high quality parking facility management services. We serve a variety of industries and have end-market specific specialization in airports, healthcare facilities, hotels, municipalities and government facilities, commercial real estate, residential communities, retail and colleges and universities. We recently began to market and offer our end-market specific services under our new SP Plus® brand. The professionals dedicated to each of our SP Plus® markets and service lines possess subject matter expertise that enables them to meet the specific demands of their clients. Additionally, we complement our core services and help to differentiate our clients’ parking facilities by offering to their customers Ambiance in Parking®, an approach to parking facility management that includes a comprehensive package of amenity and customer service programs. These programs not only make the parking experience more enjoyable, but also convey a sense of the client’s sensitivity to and appreciation for the needs of its parking customers. In doing so, we believe the programs serve to enhance the value of the parking properties themselves.

We have also dedicated significant resources to human capital management, providing comprehensive training for our employees, delivered primarily through the use of our web-based Standard UniversitySM learning management system, which promotes customer service and client retention in addition to providing our employees with continued training and career development opportunities. Our focus on customer service and satisfaction is a key driver of our high location retention rate, which was approximately 89% for the year ended December 31, 2008 and 87% for the year ended December 31, 2009.

We operate our clients’ facilities through two types of arrangements: management contracts and leases. As of December 31, 2009, we operated approximately 90% of our locations under management contracts, and for the year ended December 31, 2009, we derived approximately 88% of our gross profit under management contracts. As of December 31, 2009, we operated approximately 10% of our locations under leases, and for the year ended December 31, 2009, we derived approximately 12% of our gross profit under leases.

•	Under a management contract, we typically receive a base monthly fee for managing the facility, and we may also receive an incentive fee based on the achievement of facility performance objectives. We also receive fees for ancillary services. Typically, all of the underlying revenue and expenses under a standard management contract flow through to our client rather than to us.

•	Under a lease, we generally pay to the property owner either a fixed annual rent, a percentage of gross customer collections, or a combination of both. Under a lease, we collect all revenue and are responsible for most operating expenses, but typically we are not responsible for major maintenance, capital expenditures or real estate taxes.

Our focus on recurring, predominantly fixed-fee management contracts provides us with a measure of insulation from broader economic cycles and enhance our visibility and relative predictability because our management contract revenue does not fluctuate materially in relation to variations in parking volumes. Additionally, we are positioned to benefit from improving macroeconomic conditions and increased parking volumes through our exposure to lease contracts. We believe our revenue model and contract structure mix provides a competitive advantage when compared with competitors in our industry.

Our revenue is derived from a broad and diverse group of clients, industry end-markets and geographies. Our clients include some of the nation’s largest private and public owners, managers and developers of major office buildings, residential properties, commercial properties, shopping centers and other retail properties, sports and special event complexes, hotels, and hospitals and medical centers. No single client accounted for more than 6.4% of our revenue or more than 5.7% of our gross profit for the year ended December 31, 2009. Additionally, we have built a diverse geographic footprint that as of December 31, 2009 included operations in 41 states and the District of Columbia, and municipalities, including New York, Los Angeles, Chicago, Boston, Washington D.C. and Houston, among others, and four Canadian provinces. Our strategy is focused on building scale and leadership positions in large, strategic markets in order to leverage the advantages of scale across a larger number of parking locations in a single market. We strive to be the #1 or #2 provider in each of the core markets in which we operate.

One of the key differentiators in our industry is the effective use of technology, which is of increasing importance to our clients. Our commitment to the application of technology in the parking facility management industry has resulted in the creation of a proprietary product, Client ViewTM, which is an on-demand system that enables our clients, at their convenience, to directly access and download their monthly financial statements and detailed back-up reports. Additionally, we believe we are a leader in the field of introducing automation and technology as part of our parking facility operations, having been among the first to introduce airport credit card lanes, apply bar code decal technology and adopt various electronic payment options such as electronic fund transfer (EFT) payments and pay-on-foot machine (ATM) technology. We believe that automation and technology can enhance customer convenience, improve cash management and increase overall profitability for our clients, as well as allow us to add new locations and expand our operations into new markets more effectively.

Industry Overview

Overview

The parking industry is large and fragmented and includes companies that provide temporary parking spaces for vehicles on an hourly, daily, weekly, or monthly basis along with providing various ancillary services. A substantial number of companies in the industry offer parking services as a non-core operation in connection with property management or ownership, and the vast majority of companies in the industry are small, private and operate a single parking facility. As such, the industry remains highly fragmented with the top three operators, including Standard Parking, having less than a 30% market share. The industry experiences consolidation from time to time, as smaller operators find that they lack the financial resources, economies of scale and management techniques required to compete with larger national providers. We expect this trend to continue and will provide larger parking management companies with opportunities to expand their businesses and acquire smaller operators.

Industry Operating Arrangements

Parking facilities operate under three general types of arrangements:

•	management contracts;

•	leases; and

•	ownership.

The general terms and benefits of these three types of arrangements are as follows:

Management Contracts.  Under a management contract, the facility operator generally receives a base monthly fee for managing the facility and may receive an incentive fee based on the achievement of facility performance objectives. Facility operators also generally charge fees for various ancillary services such as accounting, equipment leasing and consulting. Primary responsibilities under a management contract include hiring, training and staffing parking personnel, and providing revenue collection, accounting, record-keeping, insurance and facility marketing services. Under a typical management contract, the facility operator is not responsible for structural or mechanical repairs, or for providing security or guard services. The facility owner usually is responsible for operating expenses associated with the facility’s operation, such as taxes, license and permit fees, insurance costs, payroll and accounts receivable processing and wages of personnel assigned to the facility, although some management contracts, typically referred to as “reverse” management contracts, require the facility operator to pay certain of these cost categories but provide for payment to the operator of a larger management fee. Under a management contract, the facility owner usually is responsible for non- routine maintenance, repair costs and capital improvements. Management contracts are typically for a term of one to three years (although the contracts may often be terminated, without cause, on 30 days’ notice or less) and may contain a renewal clause. As of December 31, 2009, we operated approximately 90% of our locations under management contracts, and for the year ended December 31, 2009, we derived approximately 88% of our gross profit under management contracts.

Leases.  Under a lease, the parking facility operator generally pays to the property owner either a fixed base rent, percentage rent that is tied to the facility’s financial performance, or a combination of both. The parking facility operator collects all revenue and is responsible for most operating expenses, but typically is not responsible for major maintenance, capital expenditures or real estate taxes. In contrast to management contracts, leases typically are for terms of three to ten years, often contain a renewal term, and provide for a fixed payment to the facility owner regardless of the facility’s operating earnings. However, many of these leases may be cancelled by the client for various reasons, including development of the real estate for other uses. Some leases may be cancelled by the client on as little as 30 days’ notice without cause. Leased facilities generally require a longer commitment and a larger capital investment by the parking facility operator than do managed facilities. As of December 31, 2009, we operated approximately 10% of our locations under leases, and for the year ended December 31, 2009, we derived approximately 12% of our gross profit under leases.

Ownership.  Ownership of parking facilities, either independently or through joint ventures, entails greater potential risks and rewards than either managed or leased facilities. All owned facility revenue flows directly to the owner, and the owner has the potential to realize benefits of appreciation in the value of the underlying real estate. Ownership of parking facilities usually requires large capital investments, and the owner is responsible for all obligations related to the property, including all structural, mechanical and electrical maintenance and repairs and property taxes. We do not own any parking facilities.

Industry Growth Dynamics

A number of industry trends should facilitate growth for larger outsourced commercial parking facility management providers, including the following:

Opportunities From Large Property Managers, Owners and Developers.  As a result of past industry consolidation, there is a significant number of national property managers, owners and developers that own or manage multiple locations. Sophisticated property owners consider parking a profit center that experienced parking facility management companies can maximize. This dynamic favors larger parking facility operators that can provide specialized, value-added professional services with nationwide coverage.

Outsourcing of Parking Management and Related Services.  Growth in the parking management industry has resulted from a trend by parking facility owners to outsource the management of their parking and related operations to independent operators. We believe that entities such as large property managers, owners and developers, as well as cities, municipal authorities, hospitals and universities, in an effort to focus on their core competencies, reduce operating budgets and increase efficiency and profitability, will continue and perhaps increase the practice of retaining parking management companies to operate facilities and provide related services, including shuttle bus operations, municipal meter collection and valet parking.

Vendor Consolidation.  Based on interactions with our clients, we believe that many parking facility owners and managers are evaluating the benefits of reducing the number of parking facility management relationships they maintain. We believe this is a function of the need to reduce costs associated with interacting with a large number of third-party suppliers coupled with the need to foster closer inter-company relationships. By limiting the number of outsourcing vendors, companies will benefit from suppliers who will invest the time and effort to understand every facet of the client’s business and industry and who can effectively manage and handle all aspects of their daily requirements. We believe a trend towards vendor consolidation can benefit a company like ours, given our national footprint and scale, extensive experience, broad process capabilities and a demonstrated ability to create value for our clients.

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

Our Competitive Strengths

We believe we have the following key competitive strengths:

Leading Market Position with a Unique Value Proposition.  We are one of the largest and most diversified providers of outsourced parking facility management services in the United States and Canada. We strive to be the #1 or #2 provider in each of the core markets in which we operate. We recently began to market and offer many of our services under our new SP Plus® brand, which reflects our ability to provide customized solutions and meet the varied demands of our diverse end-markets and supplement them with Ambiance in Parking®, a comprehensive package of amenity and customer service programs. We believe our ability to offer a comprehensive range of services on a national basis is a significant competitive advantage and allows our clients to attract, service and retain customers, gain access to the breadth and depth of our service and process expertise, leverage our significant technology capabilities and enhance their parking facility revenue, profitability and cash flow.

Our Scale and Diversification.  As of December 31, 2009, we managed approximately 2,100 parking facility locations containing over one million parking spaces in approximately 335 cities, operated 145 parking-related service centers serving 63 airports, operated a fleet of approximately 405 shuttle buses and employed a professional staff of approximately 12,000 people. We benefit from diversification across our client base, industry end-markets and geographic locations.

•	Client Base. Our clients include some of the nation’s largest private and public owners, managers and developers of major office buildings, residential properties, commercial properties, shopping centers and other retail properties, sports and special event complexes, hotels, and hospitals and medical centers. No single client accounted for more than 6.4% of our revenue or more than 5.7% of our gross profit for the year ended December 31, 2009.

•	Industry End-Markets. We believe that our industry end-market diversification allows us to minimize our exposure to industry-specific seasonality and volatility. We believe that the breadth of end-markets we serve and the depth of services we offer to those end-markets provide us with a broader base of customers that we can target.

•	Geographic Locations. We have a diverse geographic footprint that included operations in 41 states and the District of Columbia and four Canadian provinces as of December 31, 2009. We strive to be the #1 or #2 provider in each of the core markets in which we operate, and our strategy is focused on building size and leadership positions in large, strategic markets in order to leverage the advantages of scale across a larger number of parking locations in a single market.

Additionally, our scale has enabled us to significantly enhance our operating efficiency over the past several years by standardizing processes and managing overhead costs.

Stable Client Relationships.  We have a track record of providing our clients and parking customers with a consistent, value-added and high quality parking facility management experience, as reflected by our high location retention rate, which was approximately 89% for the year ended December 31, 2008 and 87% for the year ended December 31, 2009. These statistics include the impact of our decision to exit from unprofitable contracts. As our clients continue to outsource the management of their parking operations and look to consolidate the number of their outsourcing providers, we believe this trend can benefit companies like ours, which has a national footprint and scale, extensive experience, broad process capabilities, and a demonstrated ability to create value for our clients.

Established Platform for Future Growth.  We have invested resources and developed a national infrastructure and technology platform which is complemented by significant management expertise that allows us to scale our business for future growth effectively and efficiently. We have the ability to transition into a new location very quickly, from the simplest to the most complex operation, and have experience working with incumbent facility managers to effect smooth and efficient takeovers and integrate new locations seamlessly into our operations.

Visible and Predictable Business Model.  We believe that our business model provides us with a measure of insulation from broader economic cycles because approximately 88% of our gross profit for the year ended December 31, 2009 was generated from fixed-fee and reverse management fee management contracts that for the most part are not dependent upon the level of utilization of those parking facilities. Additionally, because we do not own any parking facilities, we have few of the risks of real estate ownership. We benefit further from visibility provided by a recurring revenue model reinforced by contract retention rates that have approximated 90% over the past five years.

Highly Capital Efficient Business with Attractive Cash Flow Characteristics.  Our business generates attractive cash flow due to negative working capital dynamics and our low capital expenditure requirements. For the fiscal year December 31, 2008, we generated approximately $29.3 million of cash flow from operating activities, and our capital expenditures for the purpose of leasehold improvements and equipment were $6.3 million. For the fiscal year ended December 31, 2009, we generated approximately $21.8 million of cash flow from operating activities, and during the same period our capital expenditures for the purpose of leasehold improvements and equipment were $3.5 million.

Focus on Operational Excellence and Human Capital Management.  The company’s culture and training programs place a continuing focus on excellence in the execution of all aspects of day-to-day parking facility operation. This focus is reflected in our ability to deliver to our clients a professional, high-quality product through well-trained, service-oriented personnel, which we believe differentiates us from our competitors. To support our focus on operational excellence, we manage our human capital through a comprehensive, structured program that evaluates the competencies and performance of all of our key operations and administrative support personnel on an annual basis. Based on those evaluations, we create detailed developmental plans designed to provide our personnel with the skills and tools needed to perform their current duties effectively and to prepare themselves for future growth and advancement. We have also dedicated significant resources to human capital management, providing comprehensive training for our employees, delivered primarily through the use of our web-based Standard

UniversitySM learning management system, which promotes customer service and client retention in addition to providing our employees with continued training and career development opportunities.

Experienced Management Team.  Our current senior management team has a proven track record of growing our existing business organically and consistently integrating acquisitions. The team combines over 190 years of industry experience, including an average of approximately 20 years with us or with our acquired companies.

Our Growth Strategy

Building on these competitive strengths, we believe we are well-positioned to execute on the following growth strategies:

Grow Our Portfolio of Contracts in Existing Geographic Markets.  Our strategy is to capitalize on economies of scale and operating efficiencies by expanding our contract portfolio in our existing geographic markets, especially in our core markets. We market our services in each of our existing geographic markets with the goal of becoming the #1 or #2 provider in that market. As a given geographic market achieves a threshold operational size, we typically will establish a local office in order to promote increased operating efficiency by enabling local managers to use a common staff for recruiting, training and human resources support. This concentration of operating locations allows for increased operating efficiency and superior levels of customer service and retention through the accessibility of local managers and support resources. We rely on both organic growth and acquisitions to increase our client base and leverage our fixed corporate and administrative costs within each major metropolitan area.

Increase Penetration in Our Current Vertical End-Markets.  We believe that a significant opportunity exists for us to expand our presence into certain industry end-markets, such as colleges and universities, hospitals and medical centers as well as municipalities. In order to effectively target these new markets, we have implemented a go-to-market strategy of aligning our business by vertical end-markets and branding our domain expertise through our SP Plus® market designations to highlight the specialized expertise and services that we provide to meet the needs of each particular industry and customer. This combination, in turn, allows us to deliver high quality and consistent services for our clients, enhances customer loyalty and allows us to further leverage our service capabilities, technology platform and regional and market-based management structure.

Expand and Cross-Sell Additional Services to Drive Incremental Revenue.  We believe we have significant opportunities to strengthen our relationships with existing clients and to attract new clients by continuing to cross-sell value-added services that complement our core parking operations. These services include shuttle bus operations, taxi and livery dispatch services, concierge-type ground transportation, on-street parking meter collection and facility maintenance services. We also are evaluating new service opportunities, such as security services, that would leverage our core competency of managing large networks of geographically dispersed employees. To better reflect these broader competencies, we developed our new SP Plus® brand, which emphasizes our specialized market expertise and distinguish our service lines from the traditional parking services we provide. Our SP Plus® brand includes market designations such as SP Plus® Airport Services, SP Plus® Healthcare Services, SP Plus® Hotel Services, SP Plus ® Municipal Services, SP Plus® Office Services, SP Plus® Residential Services, SP Plus® Retail Services and SP Plus® University Services, which reflect the market-specific subject matter expertise that enables our professionals to meet the varied demands of those environments. Because our capabilities range beyond parking facility management, our SP Plus® Transportation and SP Plus® Maintenance brands more clearly distinguish those service lines from the traditional parking services that we provide under our Standard Parking brand. By offering this wide assortment of ancillary services, we are able to broaden the scope of our client relationships and thus increase our clients’ reliance and dependency on our services, which in turn results in enhanced client retention rates and higher revenue and gross profit per location.

Expand Our Geographic Platform.  We believe that opportunities exist to develop new geographic markets either through new contract wins, acquisitions, alliances or partnerships. Clients who outsource the management of their parking operations often have a presence in a variety of urban markets and seek to outsource the management of their parking facilities to a national provider. We intend to leverage relationships with existing clients that have locations in multiple markets as one potential entry point into developing new core markets. Additionally, we may continue to pursue acquisitions as a means of gaining critical mass in a new market.

Achieve Incremental Revenue Through Parking Data.  We expect to achieve incremental revenue through our participation as one of the founding partners of Parking Data Ventures (PDV), a limited liability company that sells licenses to use a database, compiled from more than 20 of the largest parking companies operating more than 10,000 parking facilities in North America, that provides parking information to consumers via the Internet and mobile data devices. PDV offers what is believed to be the largest, highest-quality database of proprietary parking facility information available throughout North America, including a parking facility’s entry points, hours of operation, accepted forms of payment, normalized pricing schedule, height restrictions and amenities provided. Real-time payment and reservation functionality may be enabled in the future. PDV is actively licensing its parking database directly to Internet portals, navigation device providers and wireless carriers that are seeking to enhance their local search and location-based service applications.

Continued Focus on Management Contracts and Operational Efficiencies to Further Improve Profitability.  We continue to focus on the growth of lower-risk management contracts, which are inherently more predictable. We have invested substantial resources in information technology and have identified a number of internal initiatives to consolidate various corporate functions and improve our processes and service offerings. In addition, we will continue to evaluate and improve our human capital management to ensure a consistent and high-level of service for our clients. These efficiency measures have improved our cost structure and enhanced our financial strength, which we believe will continue to yield future benefits.

Pursue Opportunistic, Accretive Acquisitions.  The outsourced parking management industry remains highly fragmented and presents a significant opportunity for us. Given the scale in our operating platform, we have a demonstrated ability to successfully identify, acquire and integrate accretive tuck-in acquisitions. For example, in July 2009, we acquired the assets of Gameday Management Group, U.S., an Orlando-based company that plans the operation of transportation and parking systems for major stadium and sporting events. Gameday has provided its transportation and traffic management services for high-profile events, including Super Bowls XXX-XLIV, the Daytona 500 and the 2009 Presidential Inauguration, and will be providing its services at the upcoming Vancouver Winter Olympic Games. This acquisition, which will be transitioned into our SP Plus® brand, will enable us to provide our stadium and special event clients with transportation and parking planning expertise that can meet their most complex needs. We also expect to leverage Gameday’s expertise into new parking and transportation opportunities in the future. Among the assets acquired is Gameday’s Click and ParkSM online parking and traffic management system, which enables parking customers to reserve and pay for parking online in advance of an event. The addition of this capability to our product line is an example of how we are integrating technology into a changing parking industry. We will continue to selectively pursue acquisition opportunities that help us acquire scale or enhance our service capabilities.

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

Books-To-Go® CD Library.  Monthly customers can borrow — free of charge — audio CD to which they can listen as they drive to and from work. A wide selection of fiction, non-fiction and business titles is maintained in the facility office.

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

We also place a specific focus on marketing and client relationship efforts that pertain to those clients having a large regional or national presence. Accordingly, we assign a dedicated executive to those clients to address any existing portfolio issues, as well as to reinforce existing — and develop new — account relationships and to take any other action that may further our business development interests.

Operations

We maintain regional and city offices throughout the United States and Canada in order to support approximately 12,000 employees and approximately 2,100 locations. These offices serve as the central bases through which we provide the employees to staff our parking facilities as well as the on-site and support management staff to oversee those operations. Our administrative staff accountants are based in those same offices and facilitate the efficient, accurate and timely production and delivery to our clients of our monthly reports. Having these all-inclusive operations and accounting teams located in regional and city offices throughout the United States and Canada allows us to add new locations quickly and in a cost-efficient manner. To facilitate the training of our facility personnel throughout the country, we have created Standard Universitysm, the foundation of all our formal training programs that span a wide range of topics including soft skills, technology, software, leadership skills and operating procedures. Courses are deployed using a multitude of methods including classroom sessions, web-based sessions, and self-managed, computer-based training. Standard Universitysm is available to our employees on a 24/7 basis so they may access training and information when they need it.

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

Clients and Properties

Our client base includes a diverse cross-section of public and private owners, developers and managers of real estate. A list of some of our clients, and the types of properties for which we operate their parking, include:

Client / Property	Property Type

American Museum of Natural History	Museum
Brookfield Properties, Ltd.	Office
Chicago O’Hare International and Chicago Midway Airports	Airport
Crescent Real Estate Equities Company	Office
Four Seasons Hotel	Hotel
Hartford Bradley International Airport	Airport
Harvard Medical School	University/Medical
JMB Realty Corporation	Office
JPMorgan Chase Bank, NA	Retail
Nationwide Realty Investors Ltd.	Office and Special event
Westfield Properties Shoppingtowns	Retail

No single client represented more than 6.4% of revenues or more than 5.7% of our gross profit for the year ended December 31, 2009. For the years ended December 31, 2009 and December 31, 2008, we retained an average of 87% and 89%, respectively, of our locations (which statistic includes the impact of our decision to exit from unprofitable contracts).

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

To promote internal efficiency, we have created advanced information systems that connect local offices across the country to our corporate headquarters. These systems support accounting, financial management and reporting practices, general operating procedures, training, employment policies, cash controls and marketing procedures. Our commitment to the application of technology in the parking management business has resulted in the creation of a proprietary product, Client Viewtm, an Internet-based system that gives our clients the flexibility and convenience to access and download their monthly financials and detailed back-up reports. We believe that our standardized processes and controls enhance our ability to successfully add new locations and expand our operations into new markets.

Employees

As of December 31, 2009, we employed approximately 11,970 individuals, including approximately 7,110 full-time and 4,860 part-time employees. As of December 31, 2008, we employed approximately 13,320 individuals, including approximately 7,690 full-time and 5,630 part-time employees. Approximately 28% of our employees are covered by collective bargaining agreements. No single collective bargaining agreement covers a material number of employees. We believe that our employee relations are good.

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

Seasonality

During the first quarter of each year, seasonality impacts our performance with regard to moderating revenues, with the reduced levels of travel most clearly reflected in the parking activity associated with our airport and hotel businesses as well as increases in certain costs of parking services, such as snow removal, both of which negatively affect gross profit. Although our revenues and profitability are affected by the seasonality of the business, general and administrative costs are relatively stable throughout the fiscal year. See Item 6, “Selected Financial Data,” for further information.

Regulation

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

Corporate Information

Our headquarters are located at 900 N. Michigan Avenue, Suite 1600, Chicago, Illinois 60611-1542. Our telephone number is (312) 274-2000. Our Standard Parking brand’s web site address is www.standardparking.com and our SP Plus® brand’s website address is www.spplus.com. Our periodic reports and other information filed with or furnished to the SEC are available free of charge through our web site promptly after those reports and other information are electronically filed with or furnished to the SEC. Information contained on our web site or any other web site is not incorporated by reference into this or any other report we file with or furnish to the SEC, and you should not consider information contained on our web site or any other web site to be a part of this or any other report we file with or furnish to the SEC.

Intellectual Property

Standard Parking® and the Standard Parking logo and SP Plus® and the SP Plus logo, are service marks registered with the United States Patent and Trademark Office. In addition, we have registered the names and, as applicable, the logos of all of our material subsidiaries and divisions as service marks with the United States Patent and Trademark Office or the equivalent state registry, including the right to the exclusive use of the name Central Park in the Chicago metropolitan area. We invented the Multi-Level Vehicle Parking Facility musical Theme Floor Reminder System, and obtained trademark registrations for our proprietary parker programs, such as Books-to-Go®, Films-To-Go®, Little Parkers® and Ambiance in Parking® and our comprehensive training program, Standard Universitysm. We have also registered the copyright rights in our proprietary software, such as Click and Parktm, Click and Ridetm, Client Viewtm, Hand Held Programtm, License Plate Inventory Programstm and ParkStattm with the United States Copyright Office.

ITEM 1A.	RISK FACTORS

You should carefully consider the specific risk factors described below together with all other information contained in or incorporated by reference into this report, as these risks, among others, are important factors that could cause our actual results to differ from our historical results. It is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete statement of all potential risks or uncertainties applicable to our business.

The weak economy and turmoil in the credit markets and the financial services industry may reduce demand for our services, lower our earnings and harm our operations.

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

The U.S. Department of Labor has reported that since December 2007, the number of unemployed persons has increased by 7.3 million to 14.8 million, and the unemployment rate has doubled to 9.7% as of February 2010. High domestic unemployment, coupled with the recent recession and weak economy, have contributed to reduced discretionary spending by consumers and slowed or reduced economic activity by businesses in the United States and most major global economies compared to 2007 levels.

Our business operations are located in North America and tend to be concentrated in large urban areas. Many of our customers are workers who commute by car to their places of employment in these urban centers. Our business could be materially adversely affected to the extent that weak economic conditions or demographic factors have resulted in the elimination of jobs and rising unemployment in these large urban areas. In addition, increased unemployment levels, the movement of white-collar jobs from urban centers to suburbs or out of North America entirely, increased office vacancies in urban areas, movement toward home office alternatives, or lower consumer spending could reduce consumer demand for our services.

Weak economic conditions could also lead to a decline in parking at airports and commercial facilities, including facilities owned by retail operators and hotels. In particular, reductions in parking at leased facilities can lower our profit because a decrease in revenue would be exacerbated by fixed costs that we must pay under our leases. As of December 31, 2009, we operated 10% of our locations under leases, and for the year ended December 31, 2009, we derived 12% of our gross profit under leases.

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

The weak economy could negatively impact results and our ability to give accurate guidance.

From time-to-time we may publicly provide earnings or other forms of guidance, which reflect our predictions about future revenue, operating costs and capital structure, among other factors. These predictions may be significantly impacted by estimates, as well as other factors that are beyond our control, and may not turn out to be correct due to the unknown consequences of a weak economy and a prolonged recovery. Actual results for all estimates could differ materially from the estimates and assumptions that we use, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

The rate of our expansion will depend in part upon the availability of adequate capital, which in turn will depend in large part upon cash flow generated by our business and the availability of equity and debt capital. The weak economy and restrictive lending practices may make it more difficult to grow our number of profitable locations and our ability to obtain equity or debt capital on acceptable terms. However, we will require the consent of stockholders holding a majority of shares in order to authorize and issue additional shares of common stock above the current number of shares of authorized capital stock, which may be required in connection with any future acquisitions. In addition, our senior credit facility contains provisions that restrict our ability to incur additional indebtedness and/or make substantial investments or acquisitions. As a result, we cannot assure you that we will be able to finance our current growth strategy.

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

Any terrorist attacks, particularly in the United States or Canada, may negatively impact our business, financial condition and results of operations. Attacks have resulted in, and may continue to result in, increased government regulation of airlines and airport facilities, including imposition of minimum distances between parking facilities and terminals, resulting in the elimination of currently managed parking facilities, and increased security checks of employees and passengers at airport facilities. We derive a significant percentage of our gross profit from parking facilities and parking related services in and around airports. For the year ended December 31, 2009, approximately 23% of gross profit was derived from those operations. The Federal Aviation Administration generally prohibits parking within 300 feet of airport terminals during periods of heightened security. While the prohibition is not currently in effect, there can be no assurance that this governmental prohibition will not again be reinstated. The existing regulations governing parking within 300 feet of airport terminals or future regulations may prevent us from using certain parking spaces. Reductions in the number of parking spaces and air travelers may reduce our revenue and cash flow for both our leased facilities and those facilities we operate under management contracts.

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

Approximately 28% of our employees are represented by labor unions. Approximately 22% of our collective bargaining contracts, representing approximately 3.7% of our employees, are up for renewal in 2010. There can be no assurance that we will be able to renew existing labor union contracts on acceptable terms. Employees could exercise their rights under the labor union contract, which could include a strike or walk-out. In such cases, there are no assurances that we would be able to staff sufficient employees for our short-term needs. Any such labor strike or our inability to negotiate a satisfactory contract upon expiration of the current agreements could have a negative effect on our business, financial condition and results of operations.

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

The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. In the 52 weeks prior to the date of this report, the closing prices of our common stock have ranged from a low of $13.90 to a high of $20.31. The price of our common stock that will prevail in the market may be higher or lower than the price you pay, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

•	the weak economy and turmoil in the credit markets and financial services industry, including their impact on our results and our ability to give accurate guidance;

•	changes in general economic and business conditions or demographic trends;

•	the financial difficulties or bankruptcy of our major clients, including the impact on our ability to collect receivables;

•	availability, terms and deployment of capital;

•	the loss, or renewal on less favorable terms, of management contracts and leases;

•	our ability to renew our insurance policies on acceptable terms, the extent to which our clients choose to obtain insurance coverage through us and our ability to successfully manage self-insured losses;

•	adverse litigation judgments or settlements from legal or other proceedings in which we may be involved; and

•	seasonal trends, particularly in the first quarter of each year;

•	the impact of public and private regulations;

•	our ability to form and maintain relationships with large real estate owners, managers and developers;

•	integration of future acquisitions in light of challenges in retaining key employees, synchronizing business processes, efficiently integrating facilities, marketing and operations, deriving the expected acquisition synergies or budgeting the actual costs or benefits of acquistions;

•	the ability to obtain performance bonds on acceptable terms to guarantee our performance under certain contracts;

•	extraordinary events affecting parking at facilities that we manage, including emergency safety measures, military or terrorist attacks and natural disasters;

•	changes in federal and state regulations including those affecting airports, parking lots at airports or automobile use;

•	the loss of key employees; and

•	development of new, competitive parking-related services.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. If our stock price is volatile, we may become the target of securities litigation. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business.

ITEM 2.	PROPERTIES

Parking Facilities

We operate parking facilities in 41 states and the District of Columbia in the United States and four provinces of Canada. We do not currently own any parking facilities. The following table summarizes certain information regarding our facilities as of December 31, 2009:

		# of Locations			# of Spaces
States/Provinces	Airports and Urban Cities	Airport	Urban	Total	Airport	Urban	Total

Alabama	Airports and Birmingham	3	1	4	1,562	—	1,562
Alberta	Calgary, Edmonton	—	21	21	—	15,663	15,663
Arizona	Phoenix	—	20	20	—	13,501	13,501
British Columbia	Vancouver	—	1	1	—	701	701
California	Airports, Beverly Hills, Encino, Glendale, Long Beach, Los Angeles, Sacramento, San Francisco, San Jose, Santa Monica and Woodland Hills	3	666	669	5,403	202,161	207,564
Colorado	Airports, Aurora, Colorado Springs, and Denver	8	54	62	40,857	35,289	76,146
Connecticut	Airports	8	—	8	7,941	—	7,941
Delaware	Wilmington	—	1	1	—	473	473
District of Columbia	Washington, DC	—	15	15	—	5,329	5,329
Florida	Airports, Coral Gables, Ft. Myers, Miami, Miami Beach, Orlando and Tampa	3	72	75	14,956	38,124	53,080
Georgia	Airports and Atlanta	15	20	35	31,491	20,643	52,134
Hawaii	Airports, Aiea, Honolulu, Lahaina and Waipahu	3	41	44	2,393	16,447	18,840
Idaho	Airport	1	—	1	915	—	915
Illinois	Airports, Chicago and Hoffman Estates	13	211	224	37,366	103,673	141,039
Indiana	Airport	1	—	1	2,305	—	2,305
Kansas	Bonner Springs, Kansas City and Topeka	—	6	6	—	13,817	13,817
Kentucky	Airports and Lexington	6	2	8	16,748	—	16,748
Louisiana	Airport, Metairie and New Orleans	1	22	23	1,708	12,836	14,544
Maine	Airports and Portland	3	3	6	2,288	1,890	4,178
Manitoba	Winnipeg	—	4	4	—	552	552
Maryland	Baltimore and Towson	—	20	20	—	13,217	13,217
Massachusetts	Boston, Cambridge, Chestnut Hill and Hopkinton	—	103	103	—	31,482	31,482
Michigan	Airports and Detroit	7	1	8	12,665	—	12,665
Minnesota	Airport, Minneapolis and St. Paul	1	21	22	620	7,741	8,361
Missouri	Airports and Kansas City	7	118	125	25,802	37,213	63,015
Montana	Airports, Great Falls	3	3	6	3,645	—	3,645
Nebraska	Airports	2	—	2	1,307	—	1,307
Nevada	Las Vegas	—	4	4	—	200	200
New Jersey	Hoboken, Jersey City, Paterson and Wayne	—	28	28	—	16,615	16,615
New Mexico	Airport	1	—	1	—	—	0
New York	Airports, Bronx, Buffalo and New York City	7	58	65	11,565	38,156	49,721
North Carolina	Airport and Charlotte	1	15	16	1,403	10,477	11,880
North Dakota	Airports	2	—	2	2,181	—	2,181
Ohio	Airports, Akron, Cincinnati, Cleveland, Columbus and Lakewood	9	123	132	10,695	90,404	101,099
Ontario	Airport, Hamilton, London, North York and Toronto	1	80	81	2,075	43,383	45,458
Oregon	Airports	8	—	8	16,304	—	16,304
Pennsylvania	Airports	2	—	2	1,690	—	1,690
Rhode Island	Airports	5	—	5	8,380	—	8,380
South Dakota	Airports	3	—	3	1,940	—	1,940
Tennessee	Airport, Memphis and Nashville	1	13	14	647	3,198	3,845
Texas	Airports, Austin, Dallas, Fort Worth and Houston	5	94	99	8,512	81,680	90,192
Utah	Salt Lake City	—	5	5	—	3,080	3,080
Virginia	Airports, Alexandria, Arlington, Fairfax and Richmond	7	45	52	9,702	35,953	45,655
Washington	Airports, Bellevue and Seattle	2	83	85	822	15,722	16,544
Wisconsin	Airports and Milwaukee	3	6	9	4,384	1,967	6,351
Wyoming	Casper and Mills	—	4	4	—	1,840	1,840

	Totals	145	1,984	2,129	290,272	913,427	1,203,699

We have interests in twelve joint ventures, each of which operates between one and thirty parking facilities. We are the general partner of one limited partnership, which operates nine parking facilities. For additional information, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Operating Facilities.”

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

We are subject to litigation in the normal course of our business. The outcomes of legal proceedings and claims brought against us and other loss contingencies are subject to significant uncertainty. We accrue a charge against income when our management determines that it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. In addition, we accrue for the authoritative judgments or assertions made against us by government agencies at the time of their rendering regardless of our intent to appeal. In determining the appropriate accounting for loss contingencies, we consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss. We regularly evaluate current information available to us to determine whether an accrual should be established or adjusted. Estimating the probability that a loss will occur and estimating the amount of a loss or a range of loss involves significant judgment.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “STAN.” The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on the NASDAQ Global Select Market and its predecessor, adjusted for the effect of the 2-for-1 stock split in January 2008.

	2009		2008
	Sales Price		Sales Price
Quarter Ended	High	Low	High	Low

March 31	$20.31	$14.83	$23.50	$17.47
June 30	$16.85	$13.90	$21.72	$17.95
September 30	$17.96	$15.59	$23.74	$18.11
December 31	$18.00	$15.52	$21.31	$15.09

Holders

As of March 1, 2010, there were approximately 3,785 holders of our common stock, based on the number of record holders of our common stock and an estimate of the number of individual participants represented by security position listings.

Dividends

We did not pay a cash dividend in respect of our common stock in 2009 or 2008. By the terms of our senior credit facility, we are restricted from paying cash dividends on our capital stock while such facility is in effect.

There are no restrictions on the ability of our wholly owned subsidiaries to pay cash dividends to us.

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of		Number of Securities
	Securities		Remaining Available
	to be Based	Weighted-Average	for Future Issuance Under
	Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by securities holders	1,306,007	$2.08	113,558
Equity compensation plans not approved by securities holders	—	—	—

Total	1,306,007	$2.08	113,558

Stock Repurchases

In July 2008 our Board of Directors authorized us to repurchase shares of our common stock, on the open market or through private purchases, up to $60 million in aggregate. As of December 31, 2008, $22.9 million remained available for repurchase under this authorization.

During the first quarter of 2009, we repurchased 93,600 shares from third-party shareholders at an average price of $18.23 per share, including average commissions of $0.03 per share, on the open market. Our former majority shareholder, an affiliate of John V. Holten, one of our directors, sold 119,701 shares to us in the first quarter of 2009 at an average price of $18.20 per share. The total value of the first quarter transactions was $3.9 million. We retired 200,650 shares during the first quarter of 2009 and retired and the remaining 12,651 shares in April 2009.

We did not make any share repurchases in the second, third and forth quarters of 2009.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected historical consolidated financial data as of December 31, 2009, 2008 and 2007, derived from our audited consolidated financial statements, which are included elsewhere herein. The table also presents selected historical consolidated financial data as of December 31, 2006 and 2005 derived from our audited consolidated financial statements, which are not included herein. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Result of Operations” and the historical consolidated financial statements and notes thereto for years 2009, 2008 and 2007 which are included elsewhere herein. The historical results do not necessarily indicate results expected for any future period.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Statement of Operations Data:
Parking services revenue:
Lease contracts	$140,441	$154,311	$145,327	$153,336	$154,099
Management contracts	153,382	145,828	119,612	106,554	93,876
Reimbursed management contract expense	401,671	400,621	356,782	346,055	338,679

Total revenue	695,494	700,760	621,721	605,945	586,654
Cost of parking services:
Lease contracts	130,897	140,058	129,550	139,043	141,037
Management contracts	84,167	69,285	49,726	44,990	37,101
Reimbursed management contract expense	401,671	400,621	356,782	346,055	338,679

Total cost of parking services	616,735	609,964	536,058	530,088	516,817
Gross profit:
Lease contracts	9,544	14,253	15,777	14,293	13,062
Management contracts	69,215	76,543	69,886	61,564	56,775

Total gross profit	78,759	90,796	85,663	75,857	69,837
General and administrative expenses(1)	44,707	47,619	44,796	41,228	39,822
Depreciation and amortization	5,828	6,059	5,335	5,638	6,427

Operating income	28,224	37,118	35,532	28,991	23,588
Interest expense	6,012	6,476	7,056	8,296	9,398
Interest income	(268)	(173)	(610)	(552)	(841)

	5,744	6,303	6,446	7,744	8,557

Income before income taxes	22,480	30,815	29,086	21,247	15,031
Income tax expense (benefit)(2)	8,265	11,622	11,267	(14,880)	(14)

Net income	14,215	19,193	17,819	36,127	15,045
Less: Net income attributable to noncontrolling interest(3)	123	148	446	376	326

Net income attributable to Standard Parking Corporation	$14,092	$19,045	$17,373	$35,751	$14,719

Balance Sheet Data (at end of year):
Cash and cash equivalents	$8,256	$8,301	$8,466	$8,058	$10,777
Total assets	240,505	229,241	215,388	212,528	201,353
Total debt	113,211	125,064	80,363	85,665	92,108
Convertible redeemable preferred stock, series D	—	—	—	—	1
Common stockholders’ equity	14,749	1,017	39,339	41,253	24,412

(1)	Includes for 2005 $900 for valuation allowance related to long-term receivables.

(2)	Income tax expense (benefit) for 2006 includes a reduction in the valuation allowance for net operating loss carryforwards and other deferred tax assets of $23,924.

(3)	Reflects the retrospective adoption, effective January 1, 2009, of Financial Accounting Standards Board Accounting Standards Codification Topic 810, Consolidation (formerly FAS 160) (“ASC 810”). Upon adoption of ASC 810, we reclassified minority interests in our consolidated balance sheet from accrued expenses to noncontrolling interests in the equity section. Additionally, we changed the way noncontrolling interests are presented within the consolidated statement of income such that the statement of income reflects results attributable to both our interests and noncontrolling interests. While the accounting provisions of ASC 810 are being applied prospectively beginning January 1, 2009, the presentation and disclosure requirements have been applied retrospectively. The results attributable to our interests did not change upon the adoption of ASC 810.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We operate our clients’ properties through two types of arrangements: management contracts and leases. Under a management contract, we typically receive a base monthly fee for managing the facility, and we may also receive an incentive fee based on the achievement of facility performance objectives. We also receive fees for ancillary services. Typically, all of the underlying revenues and expenses under a standard management contract flow through to our clients rather than to us. However, some management contracts, which are referred to as “reverse” management contracts, usually provide for larger management fees and require us to pay various costs. Under lease arrangements, we generally pay to the property owner either a fixed annual rent, a percentage of gross customer collections or a combination thereof. We collect all revenues under lease arrangements and we are responsible for most operating expenses, but we are typically not responsible for major maintenance, capital expenditures or real estate taxes. Margins for lease contracts vary significantly, not only due to operating performance, but also due to variability of parking rates in different cities and varying space utilization by parking facility type and location. As of December 31, 2009, we operated 90% of our locations under management contracts and 10% under leases.

In evaluating our financial condition and operating performance, management’s primary focus is on our gross profit, total general and administrative expense and general and administrative expense as a percentage of our gross profit. Although the underlying economics to us of management contracts and leases are similar, the manner in which we are required to account for them differs. Revenue from leases includes all gross customer collections derived from our leased locations (net of parking tax), whereas revenue from management contracts only includes our contractually agreed upon management fees and amounts attributable to ancillary services. Gross customer collections at facilities under management contracts, therefore, are not included in our revenue. Accordingly, while a change in the proportion of our operating agreements that are structured as leases versus management contracts may cause significant fluctuations in reported revenue and expense of parking services, that change will not artificially affect our gross profit. For example, as of December 31, 2009, 90% of our locations were operated under management contracts and 88% of our gross profit for the year ended December 31, 2009 was derived from management contracts. Only 52% of total revenue (excluding reimbursed management contract expenses), however, was from management contracts because under those contracts the revenue collected from parking customers belongs to our clients. Therefore, gross profit and total general and administrative expense, rather than revenue, are management’s primary focus.

General Business Trends

We believe that sophisticated commercial real estate developers and property managers and owners recognize the potential for parking and related services to be a profit generator rather than a cost center. Often, the parking experience makes both the first and the last impressions on their properties’ tenants and visitors. By outsourcing these services, they are able to capture additional profit by leveraging the unique operational skills and controls that an experienced parking management company can offer. Our ability to consistently deliver a uniformly high level of parking and related services and maximize the profit to our clients improves our ability to win contracts and retain existing locations. Our location retention rate for the twelve month periods ended December 31, 2009 and December 31, 2008 was 87% and 89%, respectively, which also reflects our decision not to renew, or terminate, unprofitable contracts.

For the year ended December 31, 2009 compared to the year ended December 31, 2008, average gross profit per location decreased 9.8% from $41.0 thousand to $37.0 thousand, primarily due to the economic recession, a negative fluctuation in prior years insurance reserve adjustments, the tentative settlement of and the legal fees related to the California labor code case, in addition to the Hurricane Katrina settlement received in 2008 that did not recur in 2009.

Summary of Operating Facilities

We focus our operations in core markets where a concentration of locations improves customer service levels and operating margins. The following table reflects our facilities operated at the end of the years indicated:

	December 31,	December 31,	December 31,
	2009	2008	2007

Managed facilities	1,921	1,986	1,893
Leased facilities	208	229	238

Total facilities	2,129	2,215	2,131

Revenue

We recognize parking services revenue from lease and management contracts as the related services are provided. Substantially all of our revenues come from the following two sources:

•	Parking services revenue — lease contracts. Parking services revenues related to lease contracts consist of all revenue received at a leased facility, including parking receipts (net of parking tax), consulting and real estate development fees, gains on sales of contracts and payments for exercising termination rights.

•	Parking services revenue — management contracts. Management contract revenue consists of management fees, including both fixed and performance-based fees, and amounts attributable to ancillary services such as accounting, equipment leasing, payments received for exercising termination rights, consulting, development fees, gains on sales of contracts, insurance and other value-added services with respect to managed locations. We believe we generally purchase required insurance at lower rates than our clients can obtain on their own because we effectively self-insure for all liability and worker’s compensation claims by maintaining a large per-claim deductible. As a result, we have generated operating income on the insurance provided under our management contracts by focusing on our risk management efforts and controlling losses. Management contract revenues do not include gross customer collections at the managed locations as this revenue belongs to the property owner rather than to us. Management contracts generally provide us with a management fee regardless of the operating performance of the underlying facility.

Conversions between type of contracts, lease or management, are typically determined by our clients and not us. Although the underlying economics to us of management contracts and leases are similar, the manner in which we account for them differs substantially.

Reimbursed Management Contract Expense

Reimbursed of management contract expense consists of the direct reimbursement from the property owner for operating expenses incurred under a management contract, which is reflected in our revenue.

Cost of Parking Services

Our cost of parking services consists of the following:

•	Cost of parking services — lease contracts. The cost of parking services under a lease arrangement consists of contractual rental fees paid to the facility owner and all operating expenses incurred in connection with operating the leased facility. Contractual fees paid to the facility owner are generally based on either a fixed contractual amount or a percentage of gross revenue or a combination thereof. Generally, under a lease arrangement we are not responsible for major capital expenditures or real estate taxes.

•	Cost of parking services — management contracts. The cost of parking services under a management contract is generally the responsibility of the facility owner. As a result, these costs are not included in our results of operations.

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

Seasonality

During the first quarter of each year, seasonality impacts our performance with regard to moderating revenues, with the reduced levels of travel most clearly reflected in the parking activity associated with our airport and hotel businesses as well as increases in certain costs of parking services, such as snow removal, both of which negatively affect gross profit. Although our revenues and profitability are affected by the seasonality of the business, general and administrative costs are relatively stable throughout the fiscal year. See Item 6, “Selected Financial Data,” for further information.

Results of Operations

Fiscal 2009 Compared to Fiscal 2008

Segments

An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenue and incur expenses, and about which separate financial information is regularly evaluated by our chief operating decision maker, in deciding how to allocate resources. Our chief operating decision maker is our president and chief executive officer.

Our business is managed based on regions administered by executive vice presidents. The following is a summary of revenues (excluding reimbursed management contract expense) by region for the years ended December 31, 2009 and 2008. Information related to prior years has been recast to conform to the current regional alignment.

Region One encompasses Delaware, District of Columbia, Florida, Georgia, Illinois, Kansas, Maine, Maryland, Massachusetts, Minnesota, Missouri, New Hampshire, New Jersey, New York, North Carolina, Ohio, Rhode Island, Tennessee, Vermont, Virginia, and Wisconsin.

Region Two encompasses our Canadian operations, event and transportation planning, and our technology based parking and traffic management systems.

Region Three encompasses Arizona, California, Colorado, Hawaii, Louisiana, Nevada, Texas, Utah, Washington, and Wyoming.

Region Four encompasses all major airport and transportation operations nationwide.

Other consists of ancillary revenue that is not specifically identifiable to a region and reserve adjustments related to prior years.

The following tables present the material factors that impact our financial statements on an operating segment basis.

Segment revenue information is summarized as follows:

	Year Ended December 31,
	Region One		Region Two		Region Three		Region Four		Other		Total		Variance
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008	Amount	%
	(In millions)

Lease contract revenue:
New location	$4.4	$2.7	$2.1	$0.9	$2.2	$—	$0.6	$—	$—	$—	$9.3	$3.6	$5.7	158.3
Contract expirations	2.9	7.9	—	0.6	1.0	8.4	—	—	0.1	0.1	4.0	17.0	(13.0)	(76.5)
Same location	60.9	63.1	0.5	0.7	14.9	16.1	38.7	41.6	—	—	115.0	121.5	(6.5)	(5.3)
Conversions	0.5	1.9	—	—	1.0	—	—	2.2	—	—	1.5	4.1	(2.6)	(63.4)
Acquisitions	10.3	7.7	—	—	0.3	0.4	—	—	—	—	10.6	8.1	2.5	30.9

Total lease contract revenue	$79.0	$83.3	$2.6	$2.2	$19.4	$24.9	$39.3	$43.8	$0.1	$0.1	$140.4	$154.3	$(13.9)	(9.0)

Management contract revenue:
New location	$4.1	$1.7	$0.3	$—	$7.1	$2.7	$2.7	$0.7	$—	$—	$14.2	$5.1	$9.1	178.4
Contract expirations	4.0	13.1	—	0.3	2.1	7.7	0.5	1.4	—	—	6.6	22.5	(15.9)	(70.7)
Same location	41.1	39.6	9.3	3.4	38.6	36.7	29.1	29.5	(0.4)	(0.3)	117.7	108.9	8.8	8.1
Conversions	0.1	—	—	—	—	0.1	0.1	—	—	—	0.2	0.1	0.1	100.0
Acquisitions	4.1	3.0	3.6	—	7.0	6.2	—	—	—	—	14.7	9.2	5.5	59.8

Total management contract revenue	$53.4	$57.4	$13.2	$3.7	$54.8	$53.4	$32.4	$31.6	$(0.4)	$(0.3)	$153.4	$145.8	$7.6	5.2

Parking services revenue — lease contracts.  Lease contract revenue decreased $13.9 million, or 9.0%, to $140.4 million for the year ended December 31, 2009, compared to $154.3 million in the year-ago period. The decrease resulted primarily from contract expirations exceeding increases in revenue from new locations, and fewer leased contracts that converted from management contracts during the current year, partially offset by increases in revenue from our acquisitions. Same location revenue for those facilities, which as of December 31, 2009 have been operational a minimum of 24 months, decreased 5.3%. The decrease in same location revenue was due to decreases in short-term parking revenue of $4.3 million, or 5.1%, and a decrease in monthly parking revenue of $2.2 million, or 5.9%. Revenue associated with contract expirations relates to contracts that expired during the current period. In addition, we recorded $1.4 million in 2008 related to the Hurricane Katrina settlement, which was included in contract expirations.

Parking services revenue — management contracts.  Management contract revenue increased $7.6 million, or 5.2%, to $153.4 million for the year ended December 31, 2009, compared to $145.8 million in the year-ago period. The increase resulted primarily from new locations and acquisitions, which was partially offset by the decrease in revenue from contract expirations. Same locations revenue for those facilities, which as of December 31, 2009 have been operational a minimum of 24 months, increased 8.1%. In 2008, we recorded $0.2 million related to the Hurricane Katrina settlement, which was included in contract expirations.

Reimbursed management contract expense.  Reimbursed management contract expenses increased $1.1 million, or 0.3%, to $401.7 million for the year ended December 31, 2009, compared to $400.6 million in the year-ago period. This increase resulted from additional reimbursements for costs incurred on behalf of owners.

Regions one, two, three and four recorded a decrease in same location revenue and contract expirations, partially offset by increases in revenue from new locations. Same location revenue decreased compared to prior year primarily due to a reduction in short-term and monthly parking revenue. Contract expirations in region three includes the $1.4 million Hurricane Katrina settlement received in 2008 that did not recur in 2009.

Regions one, two, three and four recorded increases in management contract revenue from new locations compared to the prior year. Regions one, two and three recorded increases in management contract revenue from same locations and acquisitions compared to the prior year, primarily due to the addition of new services to existing contracts. These increases were partially offset by decreases in contract expirations primarily in region one. Revenue associated with contract expirations relates to the contracts that expired during the current period. Contract expirations in region three includes the $0.2 million Hurricane Katrina settlement received in 2008 that did not recur in 2009.

Segment cost of parking services information is summarized as follows:

	Year Ended December 31,
	Region One		Region Two		Region Three		Region Four		Other		Total		Variance
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008	Amount	%
	(In millions)

Cost of parking services lease contracts:
New location	$4.8	$2.7	$1.9	$0.9	$2.0	$—	$0.5	$—	$—	$—	$9.2	$3.6	$5.6	155.6
Contract expirations	2.8	7.4	—	—	1.0	6.8	—	—	—	—	3.8	14.2	(10.4)	(73.2)
Same location	56.1	58.0	0.7	0.7	13.3	14.2	36.4	38.5	0.1	0.1	106.6	111.5	(4.9)	(4.4)
Conversions	0.5	1.8	—	—	0.9	—	—	1.7	—	—	1.4	3.5	(2.1)	(60.0)
Acquisitions	9.6	6.9	—	—	0.3	0.4	—	—	—	—	9.9	7.3	2.6	35.6

Total cost of parking services lease contracts	$73.8	$76.8	$2.6	$1.6	$17.5	$21.4	$36.9	$40.2	$0.1	$0.1	$130.9	$140.1	$(9.2)	(6.6)

Cost of parking services management contracts:
New location	$1.5	$0.7	$0.6	$—	$3.6	$1.3	$1.4	$0.5	$—	$—	$7.1	$2.5	$4.6	184.0
Contract expirations	2.9	7.9	—	0.1	1.4	3.8	0.3	0.7	—	—	4.6	12.5	(7.9)	(63.2)
Same location	19.0	17.7	5.3	(0.2)	22.7	16.5	15.3	16.3	—	(2.2)	62.3	48.1	14.2	29.5
Conversions	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Acquisitions	2.2	1.4	2.5	—	5.5	4.8	—	—	—	—	10.2	6.2	4.0	64.5

Total cost of parking services management contracts	$25.6	$27.7	$8.4	$(0.1)	$33.2	$26.4	$17.0	$17.5	$—	$(2.2)	$84.2	$69.3	$14.9	21.5

Cost of parking services — lease contracts.  Cost of parking services for lease contracts decreased $9.2 million, or 6.6%, to $130.9 million for the year ended December 31, 2009, compared to $140.1 million in the year-ago period. The decrease resulted primarily from decreases in costs from contract expirations and fewer locations that converted from management contracts during the current year, which more than offset the increases in new locations. Same locations costs for those facilities which as of December 31, 2009 have been operational a minimum of 24 months decreased 4.4%. Same location costs decreased $4.1 million due to rent expense, primarily as a result of contingent rental payments on the decrease in revenue for same locations, $0.6 million due to payroll and payroll related and $0.2 million related to other operating costs.

Cost of parking services — management contracts.  Cost of parking services for management contracts increased $14.9 million, or 21.5%, to $84.2 million for the year ended December 31, 2009, compared to $69.3 million in the year-ago period. The increase resulted from new locations and acquisitions which more than offset the decrease in costs from contract expirations. There was no impact on costs for those management contracts which converted to a lease contract. Same location costs for those facilities, which as of December 31, 2009 have been operational a minimum of 24 months, increased 29.5%. Same location increase in operating expenses for management contracts primarily resulted from negative fluctuations in prior years insurance reserve adjustments, increases in costs associated with reverse management contracts where we are responsible for certain expenses in return for a larger management fee, and the cost of providing management services, in addition to $3.1 million attributable to the tentative settlement and legal fees related to a California labor code case.

Reimbursed management contract expense.  Reimbursed management contract expense increased $1.1 million, or 0.3%, to $401.7 million for the year ended December 31, 2009, compared to $400.6 million in the year-ago period. This increase resulted from additional reimbursed cost incurred on the behalf of owners.

Regions one, three and four experienced decreases in cost of parking services lease contracts related to same locations. Same location costs decreased primarily due to decreases in rent expense primarily as a result of contingent rental payments on the decrease in revenue for same locations and a reduction in payroll and payroll related. Regions one and three experienced declines in contract expirations. Cost associated with contract expirations related to contracts that expired during the current period.

Cost of parking services management contracts primarily increased due to costs associated with reverse management contracts and the cost of providing management services for same and new locations. Included in region three same locations is $3.1 million attributable to the tentative settlement and legal fees related to a California labor code case recorded in 2009. The other region amounts in same location costs primarily represent prior year insurance reserve adjustments.

Segment gross profit/gross profit percentage information is summarized as follows:

	Year Ended December 31,
	Region One		Region Two		Region Three		Region Four		Other		Total		Variance
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008	Amount	%
	(In millions)

Gross profit lease contracts:
New location	$(0.4)	$—	$0.2	$—	$0.2	$—	$0.1	$—	$—	$—	$0.1	$—	$0.1	—
Contract expirations	0.1	0.5	—	0.6	—	1.6	—	—	0.1	0.1	0.2	2.8	(2.6)	(92.9)
Same location	4.8	5.1	(0.2)	—	1.6	1.9	2.3	3.1	(0.1)	(0.1)	8.4	10.0	(1.6)	(16.0)
Conversions	—	0.1	—	—	0.1	—	—	0.5	—	—	0.1	0.6	(0.5)	(83.3)
Acquisitions	0.7	0.8	—	—	—	—	—	—	—	—	0.7	0.8	(0.1)	(12.5)

Total gross profit lease contracts	$5.2	$6.5	$—	$0.6	$1.9	$3.5	$2.4	$3.6	$—	$—	$9.5	$14.2	$(4.7)	(33.1)

	(Percentages)
Gross profit percentage lease contracts:
New location	(9.1)	—	9.5	—	9.1	—	16.7	—	—	—	1.1	—
Contract expirations	3.4	6.3	—	100.0	—	19.0	—	—	100.0	100.0	5.0	16.5
Same location	7.9	8.1	(40.0)	—	10.7	11.8	5.9	7.5	—	—	7.3	8.2
Conversions	—	5.3	—	—	10.0	—	—	22.7	—	—	6.7	14.6
Acquisitions	6.8	10.4	—	—	—	—	—	—	—	—	6.6	9.9

Total gross profit percentage	6.6	7.8	—	27.3	9.8	14.1	6.1	8.2	—	—	6.8	9.2

	(In millions)
Gross profit management contracts:
New location	$2.6	$1.0	$(0.3)	$—	$3.5	$1.4	$1.3	$0.2	$—	$—	$7.1	$2.6	$4.5	173.1
Contract expirations	1.1	5.2	—	0.2	0.7	3.9	0.2	0.7	—	—	2.0	10.0	(8.0)	(80.0)
Same location	22.1	21.9	4.0	3.6	15.9	20.2	13.8	13.2	(0.4)	1.9	55.4	60.8	(5.4)	(8.9)
Conversions	0.1	—	—	—	—	0.1	0.1	—	—	—	0.2	0.1	0.1	100.0
Acquisitions	1.9	1.6	1.1	—	1.5	1.4	—	—	—	—	4.5	3.0	1.5	50.0

Total gross profit management contracts	$27.8	$29.7	$4.8	$3.8	$21.6	$27.0	$15.4	$14.1	$(0.4)	$1.9	$69.2	$76.5	$(7.3)	(9.5)

	(Percentages)
Gross profit percentage management contracts:
New location	63.4	58.8	(100.0)	—	49.3	51.9	48.1	28.6	—	—	50.0	51.0
Contract expirations	27.5	39.7	—	66.7	33.3	50.6	40.0	50.0	—	—	30.3	44.4
Same location	53.8	55.3	43.0	105.9	41.2	55.0	47.4	44.7	100.0	(633.3)	47.1	55.8
Conversions	100.0	—	—	—	—	100.0	100.0	—	—	—	100.0	100.0
Acquisitions	46.3	53.3	30.6	—	21.4	22.6	—	—	—	—	30.6	32.6

Total gross profit percentage	52.1	51.7	36.4	102.7	39.4	50.6	47.5	44.6	100.0	(633.3)	45.1	52.5

Gross profit — lease contracts.  Gross profit for lease contracts decreased $4.7 million, or 33.1%, to $9.5 million for the year ended December 31, 2009, compared to $14.2 million in the year-ago period. Gross profit percentage for lease contracts decreased to 6.8% for the year ended December 31, 2009, compared to 9.2% in the year-ago period. Gross profit lease contracts decreases on same locations were primarily the result of decreased short-term and monthly parking revenue as described under parking services revenue leased contracts. Gross profit lease contracts decreases on conversions were primarily the result of fewer leased contracts that converted from management contracts during the current year.

Gross profit — management contracts.  Gross profit for management contracts decreased $7.3 million, or 9.5%, to $69.2 million for the year ended December 31, 2009, compared to $76.5 million in the year-ago period. Gross profit percentage for management contracts decreased to 45.1% for the year ended December 31, 2009, compared to 52.5% in the year-ago period. Gross profit for management contracts decreases were primarily the result of our same locations and our contract expirations. Gross profit management contracts decreases on same locations were primarily the result of increased costs resulting from negative fluctuations in prior year insurance reserve adjustments, increases in costs associated with reverse management contracts where we are responsible for certain expenses in return for a larger management fee, and the cost of providing management services, in addition to $3.1 million attributable to the tentative settlement and legal fees related to a California labor code case.

Regions one, two, three and four experienced declines in gross profit lease contracts due to same locations primarily due to a decline in short-term and monthly parking revenue that exceeded the decline in costs. Region three experienced a decline in gross profit contract expirations due to the Hurricane Katrina settlement recorded in revenue for 2008 that did not recur in 2009.

Regions three and four experienced declines in gross profit management contracts related to same locations, which is primarily due to an increase in costs associated with reverse management contracts and the cost of providing management services, in addition to the tentative settlement and legal fees related to a California labor code case in region three that was recorded in cost of parking services in 2009. Region three experienced a decline in gross profit contract expirations due to the Hurricane Katrina settlement recorded in revenue in 2008 that did not recur in 2009.

Segment general and administrative expenses information is summarized as follows:

	December 31,
	Region One		Region Two		Region Three		Region Four		Other		Total		Variance
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008	Amount	%
	(In millions)

General and administrative expenses	$8.6	$8.9	$2.4	$2.5	$11.5	$11.0	$3.2	$3.1	$19.0	$22.1	$44.7	$47.6	$(2.9)	(6.1)

General and administrative expenses.  General and administrative expenses decreased $2.9 million, or 6.1%, to $44.7 million for the year ended December 31, 2009, compared to $47.6 million in the year-ago period. This decrease resulted from decreases in net payroll and payroll related expenses of $2.4 million, a decrease in travel of $0.5 million, a decrease in computer expenses of $0.7 million, an increase in cost recovery of $0.6 million, a decrease of $0.4 million related to outsourcing fees, decreases in other costs of $0.4 million, which was partially offset by $1.7 million incurred in connection with the Company’s transfer and secondary offering of its former controlling shareholder’s shares, and $0.4 million related to the Hurricane Katrina settlement received in 2008 that did not recur in 2009.

General and administrative expenses on a segment basis represent direct administrative costs for each region. The other region consists primarily of the corporate headquarters. The other region decreased primarily due to payroll and payroll related expenses, partially offset by fees incurred in connection with the Company’s transfer and secondary offering of its former controlling shareholder’s shares. Region one decreased primarily due to payroll and payroll related and legal fees, partially offset by computer expenses. Region two decreased primarily due to payroll and payroll related expenses. Region three increased primarily due to legal fees, partially offset by the Hurricane Katrina settlement received in 2008 that did not recur in 2009. Region four increased slightly due to payroll and payroll related expenses.

Interest expense.  Interest expense decreased $0.5 million, or 7.7%, to $6.0 million for the year ended December 31, 2009, as compared to $6.5 million in the year-ago period. This decrease resulted primarily from a decrease in borrowings.

Interest income.  Interest income was $0.3 million for the year ended December 31, 2009 and did not change significantly from the year-ago period.

Income tax expense.  Income tax expense decreased $3.3 million, or 28.4%, to $8.3 million for the year ended December 31, 2009, as compared to $11.6 million in the year-ago period. This decrease resulted principally from taxes on decreased earnings as well as a reduction in our effective tax rate. The effective tax rate for the year ended December 31, 2009 was 36.8% compared to 37.7% for the year-ago period.

Results of Operations

Fiscal 2008 Compared to Fiscal 2007

Segments

The following tables present the material factors that impact our financial statements on an operating segment basis.

Segment revenue information is summarized as follows:

	Year Ended December 31,
	Region One		Region Two		Region Three		Region Four		Other		Total		Variance
	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007	Amount	%
	(In millions)

Lease contract revenue:
New location	$7.4	$2.2	$0.9	$—	$1.0	$0.3	$—	$—	$—	$—	$9.3	$2.5	$6.8	272.0
Contract expirations	1.0	3.3	0.6	1.1	2.4	3.8	—	0.5	0.1	0.1	4.1	8.8	(4.7)	(53.4)
Same location	65.0	62.3	0.7	0.7	20.3	20.1	41.6	41.6	—	—	127.6	124.7	2.9	2.3
Conversions	2.1	2.2	—	—	0.8	3.3	2.2	2.8	—	—	5.1	8.3	(3.2)	(38.6)
Acquisitions	7.8	0.8	—	—	0.4	0.2	—	—	—	—	8.2	1.0	7.2	720.0

Total lease contract revenue	$83.3	$70.8	$2.2	$1.8	$24.9	$27.7	$43.8	$44.9	$0.1	$0.1	$154.3	$145.3	$9.0	6.2

Management contract revenue:
New location	$9.7	$3.3	$0.3	$0.1	$7.7	$2.3	$7.5	$2.4	$—	$—	$25.2	$8.1	$17.1	211.1
Contract expirations	5.2	12.5	—	(0.5)	2.9	5.3	0.1	0.3	—	—	8.2	17.6	(9.4)	(53.4)
Same location	39.4	35.8	3.4	3.1	36.4	33.2	24.0	21.9	(0.3)	(2.2)	102.9	91.8	11.1	12.1
Conversions	0.1	0.2	—	—	0.2	—	—	—	—	—	0.3	0.2	0.1	50.0
Acquisitions	3.0	0.3	—	—	6.2	1.6	—	—	—	—	9.2	1.9	7.3	384.2

Total management contract revenue	$57.4	$52.1	$3.7	$2.7	$53.4	$42.4	$31.6	$24.6	$(0.3)	$(2.2)	$145.8	$119.6	$26.2	21.9

Parking services revenue — lease contracts.  Lease contract revenue increased $9.0 million, or 6.2%, to $154.3 million for the year ended December 31, 2008, compared to $145.3 million in the year-ago period. The increase resulted primarily from our acquisitions, revenue from new locations exceeding decreases in revenue from contract expirations and fewer leased contracts that converted from management contracts during the current year. Same location revenue for those facilities, which as of December 31, 2008 have been operational a minimum of 24 months, increased 2.3%. Revenue associated with contract expirations relates to contracts that expired during the current period. In addition, we recorded $1.4 million in 2008 related to the Hurricane Katrina settlement, which was included in contract expirations.

Parking services revenue — management contracts.  Management contract revenue increased $26.2 million, or 21.9%, to $145.8 million for the year ended December 31, 2008, compared to $119.6 million in the year-ago period. The increase resulted primarily from new locations and acquisitions which more than offset the decrease in revenue from contract expirations. Same locations revenue for those facilities, which as of December 31, 2008 have been operational a minimum of 24 months, increased 12.1%. In addition, we recorded $0.2 million related to the Hurricane Katrina settlement, which was included in contract expirations.

Reimbursed management contract expense.  Reimbursed management contract expenses increased $43.8 million, or 12.3%, to $400.6 million for the year ended December 31, 2008, compared to $356.8 million in the year-ago period. This increase resulted from additional reimbursements for costs incurred on behalf of owners.

Regions one, two and three recorded an increase in new location leases, and region one experienced increases in same location revenue at a rate that approximated our average. The client base for region four currently prefers the structure of management contracts to lease contracts, therefore no new lease contracts were operational in 2008 and 2007.

Regions one, two, three and four recorded management contract new business revenue that exceeded any decreases in revenue from contract expirations. Same location revenue increased in region one due to several contracts adding ancillary services.

Segment cost of parking services information is summarized as follows:

	Year Ended December 31,
	Region One		Region Two		Region Three		Region Four		Other		Total		Variance
	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007	Amount	%
	(In millions)

Cost of parking services lease contracts:
New location	$7.2	$2.1	$0.9	$—	$0.9	$0.3	$—	$—	$—	$—	$9.0	$2.4	$6.6	275.0
Contract expirations	1.0	2.9	—	(0.6)	1.0	2.8	—	0.4	—	0.3	2.0	5.8	(3.8)	(65.5)
Same location	59.7	56.4	0.7	0.8	18.3	18.4	38.5	37.9	0.1	(0.4)	117.3	113.1	4.2	3.7
Conversions	2.0	1.9	—	—	0.8	3.1	1.7	2.4	—	—	4.5	7.4	(2.9)	(39.2)
Acquisitions	6.9	0.7	—	—	0.4	0.2	—	—	—	—	7.3	0.9	6.4	711.1

Total cost of parking services lease contracts	$76.8	$64.0	$1.6	$0.2	$21.4	$24.8	$40.2	$40.7	$0.1	$(0.1)	$140.1	$129.6	$10.5	8.1

Cost of parking services management contracts:
New location	$5.6	$2.4	$0.1	$—	$3.4	$1.0	$6.0	$2.3	$—	$—	$15.1	$5.7	$9.4	164.9
Contract expirations	3.5	6.9	—	0.7	1.3	2.6	0.2	0.4	—	—	5.0	10.6	(5.6)	(52.8)
Same location	17.2	13.4	(0.2)	0.2	16.8	13.7	11.3	9.5	(2.2)	(4.6)	42.9	32.2	10.7	33.2
Conversions	—	—	—	—	0.1	—	—	—	—	—	0.1	—	0.1	—
Acquisitions	1.4	—	—	—	4.8	1.2	—	—	—	—	6.2	1.2	5.0	416.7

Total cost of parking services management contracts	$27.7	$22.7	$(0.1)	$0.9	$26.4	$18.5	$17.5	$12.2	$(2.2)	$(4.6)	$69.3	$49.7	$19.6	39.4

Cost of parking services — lease contracts.  Cost of parking services for lease contracts increased $10.5 million, or 8.1%, to $140.1 million for the year ended December 31, 2008, compared to $129.6 million in the year-ago period. The increase resulted primarily from new locations and acquisitions which more than offset the decreases in costs from contract expirations and fewer locations that converted from management contracts during the current year. Same locations costs for those facilities which as of December 31, 2008 have been operational a minimum of 24 months increased 3.7%. Same location rent expense for lease contracts increased primarily as a result of contingent rental payments on the increase in revenue for same locations. The increase in other operating costs for lease contracts primarily result from increases in snow removal costs and garage supplies.

Cost of parking services — management contracts.  Cost of parking services for management contracts increased $19.6 million, or 39.4%, to $69.3 million for the year ended December 31, 2008, compared to $49.7 million in the year-ago period. The increase resulted primarily from new locations and acquisitions which more than offset the decrease in costs from contract expirations. There was no impact on costs for those management contracts which converted to a lease contract. Same location costs for those facilities, which as of December 31, 2008 have been operational a minimum of 24 months, increased 33.2%. Same location increase in operating expenses for management contracts primarily result from increases in snow removal costs and garage supplies.

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

Regions one, three and four experienced same location increases in cost that approximated the aggregate amount, with no significant variances between them. The other region amounts in same location costs primarily represent prior year insurance reserve adjustments.

Segment lease contract gross profit/gross profit percentage information is summarized as follows:

	Year Ended December 31,
	Region One		Region Two		Region Three		Region Four		Other		Total		Variance
	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007	Amount	%
	(In millions)

Gross profit lease contracts:
New location	$0.2	$0.1	$—	$—	$0.1	$—	$—	$—	$—	$—	$0.3	$0.1	$0.2	200.0
Contract expirations	—	0.4	0.6	1.7	1.4	1.0	—	0.1	0.1	(0.2)	2.1	3.0	(0.9)	(30.0)
Same location	5.3	5.9	—	(0.1)	2.0	1.7	3.1	3.7	(0.1)	0.4	10.3	11.6	(1.3)	(11.2)
Conversions	0.1	0.3	—	—	—	0.2	0.5	0.4	—	—	0.6	0.9	(0.3)	(33.3)
Acquisitions	0.9	0.1	—	—	—	—	—	—	—	—	0.9	0.1	0.8	800.0

Total gross profit lease contracts	$6.5	$6.8	$0.6	$1.6	$3.5	$2.9	$3.6	$4.2	—	$0.2	$14.2	$15.7	$(1.5)	(9.6)

	(Percentages)
Gross profit percentage lease contracts:
New location	2.7	4.5	—	—	10.0	—	—	—	—	—	3.2	4.0
Contract expirations	—	12.1	100.0	154.5	58.3	26.3	—	20.0	100.0	(200.0)	51.2	34.1
Same location	8.2	9.5	—	(14.3)	9.9	8.5	7.5	8.9	—	—	8.1	9.3
Conversions	4.8	13.6	—	—	—	6.1	22.7	14.3	—	—	11.8	10.8
Acquisitions	11.5	12.5	—	—	—	—	—	—	—	—	11.0	10.0

Total gross profit percentage	7.8	9.6	27.3	88.9	14.1	10.5	8.2	9.4	—	200.0	9.2	10.8

	(In millions)
Gross profit management contracts:
New location	$4.1	$0.9	$0.2	$0.1	$4.3	$1.3	$1.5	$0.1	$—	$—	$10.1	$2.4	$7.7	320.8
Contract expirations	1.7	5.6	—	(1.2)	1.6	2.7	(0.1)	(0.1)	—	—	3.2	7.0	(3.8)	(54.3)
Same location	22.2	22.4	3.6	2.9	19.6	19.5	12.7	12.4	1.9	2.4	60.0	59.6	0.4	0.7
Conversions	0.1	0.2	—	—	0.1	—	—	—	—	—	0.2	0.2	—	—
Acquisitions	1.6	0.3	—	—	1.4	0.4	—	—	—	—	3.0	0.7	2.3	328.6

Total gross profit management contracts	$29.7	$29.4	$3.8	$1.8	$27.0	$23.9	$14.1	$12.4	$1.9	$2.4	$76.5	$69.9	$6.6	9.4

	(Percentages)
Gross profit percentage management contracts:
New location	42.3	27.3	66.7	100.0	55.8	56.5	20.0	4.2	—	—	40.1	29.6
Contract expirations	32.7	44.8	—	240.0	55.2	50.9	(100.0)	(33.3)	—	—	39.0	39.8
Same location	56.3	62.6	105.9	93.5	53.8	58.7	52.9	56.6	(633.3)	(109.1)	58.3	64.9
Conversions	100.0	100.0	—	—	50.0	—	—	—	—	—	66.7	100.0
Acquisitions	53.3	100.0	—	—	22.6	25.0	—	—	—	—	32.6	36.8

Total gross profit percentage	51.7	56.4	102.7	66.7	50.6	56.4	44.6	50.4	(633.3)	(109.1)	52.5	58.4

Gross profit — lease contracts.  Gross profit for lease contracts decreased $1.5 million, or 9.6%, to $14.2 million for the year ended December 31, 2008, compared to $15.7 million in the year-ago period. Gross profit percentage for lease contracts decreased to 9.2% for the year ended December 31, 2008, compared to 10.8% in the year-ago period. Gross profit lease contracts decreases on same locations were primarily the result of increases in other operating costs as described under the cost of parking services lease contracts. Gross profit percentage on acquisitions were higher than our average for lease contracts however, were not sufficient to offset the decline in same locations.

Gross profit — management contracts.  Gross profit for management contracts increased $6.6 million, or 9.4%, to $76.5 million for the year ended December 31, 2008, compared to $69.9 million in the year-ago period. Gross profit percentage for management contracts decreased to 52.5% for the year ended December 31, 2008, compared to 58.4% in the year-ago period. Gross profit for management contracts increases were primarily the result of our new locations and our acquisitions. Gross profit percentage on same locations accounted for most of the decline on a percentage basis.

Gross profit for lease contracts for regions one and four experienced declines in same location profit primarily due to the increase in operating costs.

Gross profit for management contracts increased in regions one, two, three and four primarily due to the addition of new locations and gross margin from same locations being comparable to the prior year. In addition, acquisitions were a positive contributor to our results. The other region declined in gross profit percentage due to changes in prior years insurance reserve activity.

Segment general and administrative expenses information is summarized as follows:

	December 31,
	Region One		Region Two		Region Three		Region Four		Other		Total		Variance
	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007	Amount	%
	(In millions)

General and administrative expenses	$8.9	$7.8	$2.5	$2.6	$11.0	$11.8	$3.1	$3.0	$22.1	$19.6	$47.6	$44.8	$2.8	6.2

General and administrative expenses.  General and administrative expenses increased $2.8 million, or 6.2%, to $47.6 million for the year ended December 31, 2008, compared to $44.8 million in the year-ago period. This increase resulted from increases in payroll and payroll related expenses of $1.7 million, increases resulting from acquisitions of $1.2 million and a $0.1 decrease in other operating expenses, which included $0.4 million from the Hurricane Katrina settlement.

General and administrative expenses on a segment basis represent direct administrative costs for each region. The other region consists primarily of the corporate headquarters. The increase in region one is due primarily to our investment in additional business development infrastructure.

Interest expense.  Interest expense decreased $0.6 million, or 8.5%, to $6.5 million for the year ended December 31, 2008, as compared to $7.1 million in the year-ago period. This decrease resulted primarily from the decrease in the borrowing rate on our senior credit facility.

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

Unaudited Quarterly Results

The following table sets forth our unaudited quarterly consolidated statement of income data for the years ended December 31, 2009 and December 31, 2008. The unaudited quarterly information has been prepared on the same basis as the annual financial information and, in management’s opinion, includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information for the quarters presented. Historically, our revenues and operating results have varied from quarter to quarter and are expected to continue to fluctuate in the future. These fluctuations have been due to a number of factors, including: general economic conditions in our markets; additions of contracts; expiration and termination of contracts; conversion of lease contracts to management contracts; conversion of management contracts to lease contracts and changes in terms of contracts that are retained. The operating results for any historical quarter are not necessarily indicative of results for any future period.

	2009 Quarters Ended				2008 Quarters Ended
	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
	(Unaudited)				(Unaudited)
	($ in thousands)

Parking services revenue:
Lease contracts	$34,700	$35,687	$35,576	$34,478	$37,694	$40,003	$38,634	$37,980
Management contracts	38,293	37,311	39,266	38,512	35,880	36,415	36,858	36,675
Reimbursed management contract expense	102,558	97,595	97,480	104,038	99,451	99,317	101,919	99,934

Total revenue	175,551	170,593	172,322	177,028	173,025	175,735	177,411	174,589
Cost of parking services:
Lease contracts	32,949	32,932	32,899	32,117	34,893	34,711	35,506	34,948
Management contracts	20,391	19,938	20,696	23,142	17,046	18,162	16,510	17,567
Reimbursed management contract expense	102,558	97,595	97,480	104,038	99,451	99,317	101,919	99,934

Total cost of parking services	155,898	150,465	151,075	159,297	151,390	152,190	153,935	152,449
Gross profit:
Lease contracts	1,751	2,755	2,677	2,361	2,801	5,292	3,128	3,032
Management contracts	17,902	17,373	18,570	15,370	18,834	18,253	20,348	19,108

Total gross profit	19,653	20,128	21,247	17,731	21,635	23,545	23,476	22,140
General and administrative expenses	12,761	10,320	11,295	10,331	11,411	12,029	12,017	12,162
Depreciation and amortization	1,487	1,413	1,582	1,346	1,371	1,579	1,539	1,570

Operating income	5,405	8,395	8,370	6,054	8,853	9,937	9,920	8,408
Other expense (income):
Interest expense	1,436	1,528	1,546	1,502	1,518	1,086	1,777	2,095
Interest income	(67)	(95)	(54)	(52)	(42)	(41)	(106)	16

	1,369	1,433	1,492	1,450	1,476	1,045	1,671	2,111
Income before income taxes	4,036	6,962	6.878	4,604	7,377	8,892	8,249	6,297
Income tax expense	1,574	2,692	2,654	1,345	2,978	3,612	3,144	1,888

Net income	2,462	4,270	4,224	3,259	$4,399	5,280	$5,105	$4,409
Less: Net income (loss) attributable to noncontrolling interest	64	42	38	(21)	122	3	(4)	27

Net income attributable to Standard Parking Corporation	$2,398	$4,228	$4,186	$3,280	$4,277	$5,277	$5,109	$4,382

Common stock data:
Common stock data(1):
Net income per share:
Basic	$0.15	$0.28	$0.27	$0.21	$0.24	$0.29	$0.30	$0.27
Diluted	0.15	0.27	0.27	0.21	0.23	0.29	0.29	0.27
Weighted average shares outstanding:
Basic	15,296,282	15,251,310	15,277,601	15,346,452	18,122,846	17,891,155	17,244,932	16,041,375
Diluted	15,628,952	15,601,643	15,696,136	15,755,494	18,534,770	18,265,653	17,694,208	16,430,630

(1)	Share and per share amounts have been retroactively adjusted for the effect of the 2-for-1 stock split in January 2008. See Note A for additional information.

Liquidity and Capital Resources

Outstanding Indebtedness

On December 31, 2009, we had total indebtedness of approximately $113.2 million, a decrease of $11.9 million from December 31, 2008. The $113.2 million includes:

•	$109.9 million under our senior credit facility; and

•	$3.3 million of other debt including capital lease obligations and obligations on seller notes and other indebtedness.

We believe that our cash flow from operations, combined with additional borrowing capacity under our senior credit facility, which amounted to $15.8 million at December 31, 2009, will be sufficient to enable us to pay our indebtedness, or to fund other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before their respective maturities. We believe that we will be able to refinance our indebtedness on commercially reasonable terms.

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

At December 31, 2009, we had $16.9 million of letters of credit outstanding under the senior credit facility, borrowings against the senior credit facility aggregated $109.9 million and we had $15.8 million available under the senior credit facility.

Interest Rate Cap Transactions

We do not enter into derivative instruments for any purpose other than cash flow hedging purposes.

In 2006 we entered into an interest rate cap transaction with Bank of America, which allowed us to limit our exposure on a portion of our borrowings under our senior credit facility. Under the rate cap transaction, we received payments from Bank of America each quarterly period to the extent that the prevailing three month LIBOR during that period exceeded our cap rate of 5.75%. The rate cap transaction capped our LIBOR interest rate on a notional amount of $50.0 million at 5.75% for a total of 36 months. The rate cap transaction began as of August 4, 2006 and was settled each quarter on a date that coincided with our quarterly interest payment dates under our senior credit facility. This rate cap transaction was classified as a cash flow hedge, and we calculated the effectiveness of the hedge on a quarterly basis. The ineffective portion of the cash flow hedge was recognized in current period earnings as an increase of interest expense.

Total changes in the fair value of the rate cap transaction for the twelve months ended December 31, 2009 were immaterial. The rate cap transaction expired on August 4, 2009.

Stock Repurchases

In July 2008 our Board of Directors authorized us to repurchase shares of our common stock, on the open market or through private purchases, up to $60.0 million in aggregate. As of December 31, 2008, $22.9 million remained available for repurchase under this authorization.

During the first quarter of 2009, we repurchased 93,600 shares from third-party shareholders at an average price of $18.23 per share, including average commissions of $0.03 per share, on the open market. Our former majority shareholder sold

119,701 shares to us in the first quarter of 2009 at an average price of $18.20 per share. The total value of the first quarter transactions was $3.9 million. We retired 200,650 shares during the first quarter of 2009 and retired the remaining 12,651 shares in April 2009.

We did not make any share repurchases in the second, third, and fourth quarters of 2009.

As of December 31, 2009, $19.0 million remained available for repurchase under the July 2008 authorization by the Board of Directors.

Letters of Credit

At December 31, 2009, we have provided letters of credit totaling $16.5 million to our casualty insurance carriers to collateralize our casualty insurance program.

As of December 31, 2009, we provided $0.4 million in letters of credit to collateralize other obligations.

Deficiency Payments

Pursuant to our obligations with respect to the parking garage operations at Bradley International Airport, we are required to make certain payments for the benefit of the State of Connecticut and for holders of special facility revenue bonds. The deficiency payments represent contingent interest bearing advances to the trustee to cover operating cash flow requirements. The payments, if any, are recorded as a receivable by us for which we are reimbursed from time to time as provided in the trust agreement. As of December 31, 2009, we have a receivable of $9.6 million, comprised of cumulative deficiency payments to the trustee, net of reimbursements. We believe these advances to be fully recoverable and therefore have not recorded a valuation allowance for them. We do not guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.

We made deficiency payments (net of repayments received) of $3.6 million in the year ended December 31, 2009 compared to deficiency payments (net of repayments received) of $1.8 million made in the year ended December 31, 2008. We did not receive deficiency repayments from the trustee for interest or premium income in the year ended December 31, 2009 compared to $18 thousand received for premium income in the year ended December 31, 2008 (See Note O to our consolidated financial statements).

Capital Leases

We incurred no new capital lease obligations for the years ended December 31, 2009 and 2008.

Lease Commitments

We have minimum lease commitments of $31.1 million for fiscal 2010. The leased properties generate sufficient cash flow to meet the base rent payment.

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

Net Cash Provided by Operating Activities

Our primary sources of funds are cash flows from operating activities and changes in working capital. Net cash provided by operating activities totaled $21.8 million for 2009, compared to $29.6 million for 2008. Cash provided during 2009 included $27.5 million from operations which was offset by a net decrease in working capital of $5.7 million The decrease in working capital resulted primarily from an increase in notes and accounts receivable by $1.9 million which primarily related to an increase in business from new locations and our acquisitions, an increase in other assets by $1.8 million which primarily related to an increase in the cash surrender values related to the non-qualified deferred compensation plan and deposits, an increase in prepaid assets by $2.2 million which primarily related to increases in prepaid insurance and prepaid taxes, an increase in accounts payable by $2.0 million which primarily resulted from the timing on payments to our clients and new business that are under management contracts as described under “Daily Cash Collections”, and a decrease in accrued liabilities by $1.8 million which primarily related to a settlement of a payout accrued for a prior year acquisition.

Our primary sources of funds are cash flows from operating activities and changes in working capital. Net cash provided by operating activities totaled $29.6 million for 2008, compared to $36.7 million for 2007. Cash provided during 2008 included $34.4 million from operations which was offset by a net decrease in working capital of $4.8 million. The decrease in working capital resulted primarily from an increase in notes and accounts receivable by $4.8 million which primarily related to an increase in business from new locations and our acquisitions, an increase in other assets by $3.0 million which primarily related to deposits made in conjunction with new business proposals that are refundable and advances to clients for their facility improvements that are reimbursed to us over a contractual term, an increase in accounts payable by $3.5 million which primarily resulted from the timing on payments to our clients and new business that are under management contracts as described under “Daily Cash Collections”, and a decrease in accrued liabilities by $1.0 million which primarily related to accrued rent that decreased due to conversions to management contracts, new contract terms that lowered the contingency rent amount for a higher fixed amount and timing of payment obligations.

Net Cash Used in Investing Activities

Net cash used in investing activities totaled $7.1 million in 2009 compared to $13.0 million in 2008. Cash used in investing activities for 2009 included business acquisitions of $2.5 million, capital expenditures of $3.5 million for capital investments needed to secure and/or extend lease facilities, investment in information system enhancements and infrastructure, cost of contract purchases of $0.9 million and $0.3 million for contingent payments on previously acquired contracts, which was partially offset by $0.1 million of proceeds from the sale of assets.

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

Net Cash Used in Financing Activities

Net cash used in financing activities totaled $15.0 million in 2009 compared to $16.2 million in 2008. Cash used in financing activities for 2009 included $3.9 million used to repurchase our common stock, $1.0 million used for payments on capital leases, $10.8 million use for payments on senior credit facility, $0.1 million used for payments on other long-term borrowings, $.1 million distributed to noncontrolling interest, offset by $0.4 million in proceeds from the exercise of stock options and $0.5 million in excess tax benefits related to stock option exercises.

Net cash used in financing activities totaled $16.2 million in 2008 compared to $25.9 million in 2007. Cash used in financing activities for 2008 included $60.0 million used to repurchase our common stock, $2.3 million used for payments of debt issuance costs, $1.6 million used for payments on capital leases, $0.1 million used for payments on other long-term borrowings $0.2 million on distributions to noncontrolling interest, offset by $46.4 million in proceeds from our senior credit facility, $0.7 million in proceeds from the exercise of stock options and $0.9 million in excess tax benefits related to stock option exercises.

Cash and Cash Equivalents

We had cash and cash equivalents of $8.3 million at December 31, 2009, compared to $8.3 million at December 31, 2008 and $8.5 million at December 31, 2007. The cash balances reflect our ability to utilize funds deposited into our local accounts and which based upon availability, timing of deposits and the subsequent movement of that cash into our corporate accounts may result in significant changes to our cash balances.

Summary Disclosures about Contractual Obligations and Commercial Commitments

The following summarizes certain of our contractual obligations at December 31, 2009 and the effect such obligations are expected to have on our liquidity and cash flow in future periods. The nature of our business is to manage parking facilities. As a result, we do not have significant short-term purchase obligations.

		Payments Due by Period
		Less than
	Total	1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(In thousands)

Long-term debt(1)	$127,586	$4,798	$121,947	$412	$429
Operating leases(2)	109,343	31,073	55,057	12,135	11,078
Capital leases(3)	2,212	574	1,638	—	—
Other long-term liabilities(4)	29,151	7,947	12,908	2,670	5,626
Letters of credit(5)	16,884	5,988	9,489	996	411

Total(6)	$285,176	$50,380	$201,039	$16,213	$17,544

(1)	Represents principal amounts and interest. See Note F to our consolidated financial statements.

(2)	Represents minimum rental commitments, excluding contingent rent provisions under all non-cancelable leases.

(3)	Represents principal amounts and interest on capital lease obligations. See Note M to our consolidated financial statements.

(4)	Represents deferred compensation, customer deposits, insurance claims, obligation related to acquisitions, sales tax on capital leases and deferred partnership fees.

(5)	Represents amount of currently issued letters of credit at their maturities.

(6)	$109.9 million in long-term debt and $16.9 million of letters of credit are subject to a variable interest rate. The interest rate used to estimate future interest payment subject to variable debt included in our table is 3.21%, which represents the weighted average interest rate on our variable debt in effect as of December 31, 2009.

In addition we made contingent earnout payments of $0.3 million, $0.3 million and $0.1 million for the years ended 2009, 2008 and 2007, respectively. We made deficiency payments related to Bradley of $3.6 million, $2.2 million and $0.7 million for the years ended 2009, 2008 and 2007, respectively. No amounts have been included on the above schedule related to those payments for future periods as the amounts, if any, are not presently determinable.

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

Impairment of Long-Lived Assets and Goodwill

As of December 31, 2009, our net long-lived assets were comprised primarily of $17.2 million of property, equipment and leasehold improvements and $12.9 million of contract and lease rights. In accounting for our long-lived assets, other than goodwill, we apply the provisions of the guidance related to accounting for the impairment of long-lived assets and long — lived assets to be disposed of. We account for goodwill and other intangible assets under the provisions of the guidance related to goodwill and other intangible assets. As of December 31, 2009, we had $126.9 million of goodwill.

The determination and measurement of an impairment loss under these accounting standards require the significant use of judgment and estimates. The determination of fair value of these assets utilizes cash flow projections that assume certain future revenue and cost levels, assumed discount rates based upon current market conditions and other valuation factors, all of which involve the use of significant judgment and estimation. For the years ended December 31, 2009 and 2008 we were not required to record any impairment charges related to long-lived assets or to goodwill. Future events may indicate differences from our judgments and estimates which could, in turn, result in impairment charges in the future. Future events that may result in impairment charges include increases in interest rates, which would impact discount rates, unfavorable economic conditions or other factors which could decrease revenues and profitability of existing locations and changes in the cost structure of existing facilities. Factors that could potentially have an unfavorable economic effect on our judgments and estimates include, among others: changes imposed by governmental and regulatory agencies, such as property condemnations and assessment of parking-related taxes; construction or other events that could change traffic patterns; and terrorism or other catastrophic events.

Insurance Reserves

We purchase comprehensive casualty insurance (including, without limitation, general liability, automobile liability, garage-keepers legal liability, worker’s compensation and umbrella/excess liability insurance) covering certain claims that arise in connection with our operations. Under our various liability and workers’ compensation insurance policies, we are obligated to reimburse the insurance carrier for the first $250,000 of any loss. As a result, we are, in effect, self-insured for all claims up to the deductible levels. We apply the provisions of the guidance related to accounting for contingencies, in determining the timing and amount of expense recognition associated with claims against us. The expense recognition is based upon our determination of an unfavorable outcome of a claim being deemed as probable and reasonably estimated, as defined in the guidance related to accounting for contingencies. This determination requires the use of judgment in both the estimation of probability and the amount to be recognized as an expense. We utilize historical claims experience along with regular input from third party insurance advisors and actuaries in determining the required level of insurance reserves. Future information regarding historical loss experience may require changes to the level of insurance reserves and could result in increased expense recognition in the future.

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

Income Taxes

We use the asset and liability method to account for income taxes, in accordance with the guidance related to accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We have certain federal net operating loss carry forwards which expire between 2022 and 2024. Our ability to fully utilize these net operating losses to offset taxable income is limited due to the change in ownership resulting from the initial public offering (Internal Revenue Code Section 382). We consider a number of factors in our assessment of the recoverability of our net operating loss carryforwards including their expiration dates, the limitations imposed due to the change in ownership as well as future projections of income. Future changes in our operating performance along with these considerations may significantly impact the amount of net operating losses ultimately recovered, and our assessment of their recoverability.

Legal and Other Contingencies

We are subject to litigation in the normal course of our business. The outcomes of legal proceedings and claims brought against us and other loss contingencies are subject to significant uncertainty. We accrue a charge against income when our management determines that it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. In addition, we accrue for the authoritative judgments or assertions made against us by government agencies at the time of their rendering regardless of our intent to appeal. In determining the appropriate accounting for loss contingencies, we consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss. We regularly evaluate current information available to us to determine whether an accrual should be established or adjusted. Estimating the probability that a loss will occur and estimating the amount of a loss or a range of loss involves significant judgment.

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

In 2006 we entered into an interest rate cap transaction with Bank of America, which allowed us to limit our exposure on a portion of our borrowings under our senior credit facility. Under the rate cap transaction, we received payments from Bank of America each quarterly period to the extent that the prevailing three month LIBOR during that period exceeded our cap rate of 5.75%. The rate cap transaction capped our LIBOR interest rate on a notional amount of $50.0 million at 5.75% for a total of 36 months. The rate cap transaction began as of August 4, 2006 and was settled each quarter on a date that coincided with our quarterly interest payment dates under our senior credit facility. This rate cap transaction was classified as a cash flow hedge, and we calculated the effectiveness of the hedge on a quarterly basis. The ineffective portion of the cash flow hedge was recognized in current period earnings as an increase of interest expense.

Total changes in the fair value of the rate cap transaction for the twelve months ended December 31, 2009 were immaterial. The rate cap transaction expired on August 4, 2009.

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

Foreign Currency Risk

Our exposure to foreign exchange risk is minimal. All foreign investments are denominated in U.S. dollars, with the exception of Canada. We had approximately $0.9 million of Canadian dollar denominated cash instruments at December 31, 2009. We had no Canadian dollar denominated debt instruments at December 31, 2009. We do not hold any hedging instruments related to foreign currency transactions. We monitor foreign currency positions and may enter into certain hedging instruments in the future should we determine that exposure to foreign exchange risk has increased.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of our management, including our chief executive officer, chief financial officer and corporate controller, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework, issued by the Committee on Sponsoring Organization of the Treadway Commission (“COSO Framework”). Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered certified public accounting firm, as stated in their attestation report, which is included herein.

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

Executive Officers of the Registrant

The table below sets forth certain information as of March 1, 2010 regarding our executive officers of the Company, each of whom is elected by and serves at the pleasure of the Board of Directors. The business experience shown for each officer has been his principal occupation for at least the past five years.

Name	Age	Position

James A. Wilhelm	56	President; Chief Executive Officer; Director
G. Marc Baumann	54	Executive Vice President; Chief Financial Officer; Treasurer
Thomas L. Hagerman	49	Executive Vice President; Chief Operating Officer
Gerard M. Klaisle	56	Executive Vice President; Chief Human Resource Officer
John Ricchiuto	52	Executive Vice President of Operations
Robert N. Sacks	57	Executive Vice President; General Counsel and Secretary
Edward E. Simmons	60	Executive Vice President of Operations
Steven A. Warshauer	55	Executive Vice President of Operations
Michael K. Wolf	60	Executive Vice President; Chief Administrative Officer; Associate General Counsel

James A. Wilhelm has served as our president since September 2000 and as our chief executive officer and a director since October 2001. Mr. Wilhelm served as our executive vice president-operations from March 1998 to September 1999, and he served as our senior executive vice president and chief operations officer from September 1999 to August 2000. Mr. Wilhelm joined the predecessors of Standard Parking Corporation in 1985, serving as executive vice president beginning in January 1998. Prior to March 1998, Mr. Wilhelm was responsible for managing the Midwest and Western Regions, which included parking facilities in Chicago and sixteen other cities throughout the United States and Canada. Mr. Wilhelm received his B.A. degree from Northeastern Illinois University in 1976.

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

Thomas L. Hagerman has served as our executive vice president and chief operating officer since October 2007. He also served as our executive vice president of operations from July 2004 through September 2007, and as a senior vice president from March 1998 through June 2004. He received his B.A. degree in marketing from The Ohio State University in 1984, and a B.A. degree in business administration and finance from Almeda University in 2004.

Gerard M. Klaisle has served as our executive vice president and chief human resource officer since February 2010. He served as our senior vice president — human resources from April 2005 through January 2010. Prior to joining our company, Mr. Klaisle was senior vice president of human resources for USF Corporation, a trucking and logistics company, from April 2001 through December 2004. Prior to joining USF Corporation, Mr. Klaisle served 18 years with Midas, Inc. where he rose from director of labor relations to senior vice president, human resources. Mr. Klaisle earned a B.S. degree from LeMoyne College in 1975 and his M.B.A. from Loyola University in Chicago in 1979.

John Ricchiuto has served as our executive vice president of operations since December 2002. Mr. Ricchiuto joined APCOA, Inc. in 1980 as a management trainee. He served as vice president of Airport Properties Central from 1993 until 1994, and as senior vice president of Airport Properties Central and Eastern United States from 1994 until 2002. Mr. Ricchiuto received his B.S. degree from Bowling Green University in 1979.

Robert N. Sacks has served as our executive vice president of general counsel and secretary since March 1998. Mr. Sacks joined APCOA, Inc. in 1988, and served as general counsel and secretary since 1988, as vice president, secretary, and general counsel from 1989, and as senior vice president, secretary and general counsel from 1997 to March 1998. Mr. Sacks received his B.A. degree, cum laude, from Northwestern University in 1976 and, in 1979, received his J.D. degree from Suffolk University where he was a member of the Suffolk University Law Review.

Edward E. Simmons has served as our executive vice president of operations since August 1999 and as senior vice president of operations from May 1998 to July 1999. Prior to joining our Company, Mr. Simmons was president, chief executive officer and co-founder of Executive Parking, Inc. Mr. Simmons is currently a member of the National Parking Association and the International Parking Institute. Mr. Simmons is a past executive board member of the Parking Association of California.

Steven A. Warshauer has served as our executive vice president of operations since March 1998. Mr. Warshauer joined the Standard Companies in 1982, initially serving as vice president, then becoming senior vice president. Mr. Warshauer received his B.S. Degree from the University of Northern Colorado in 1976 with a major in Accounting.

Michael K. Wolf has served as our executive vice president, chief administrative officer and associate general counsel since March 1998. Mr. Wolf served as senior vice president and general counsel of Standard Parking from 1990 to January 1998. Mr. Wolf received his B.A. degree in 1971 from the University of Pennsylvania and in 1974 received his J.D. degree from Washington University, where he served as an editor of the Washington University Law Quarterly and was elected to the Order of the Coif.

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

The information required by this item is incorporated by reference to all information under the caption entitled “Security Ownership-Beneficial Ownership of Directors and Executive Officers” and “Security Ownership-Beneficial Ownership of More Than Five Percent of Common Stock” included in our Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to all information under the caption “Transactions with Related Persons and Control Persons” and “Board and Corporate Governance Matters” included in our Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference to all information under the caption “Audit Committee Disclosure” included in our Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Schedules

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

Exhibit Listing

Exhibit
Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of the Company filed on June 2, 2004 (incorporated by reference to exhibit 3.1 of the Company’s Annual Report on Form 10-K filed on March 13, 2009).
3.1.1	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company effective as of January 7, 2008 (incorporated by reference to exhibit 3.1.1 of the Company’s Annual Report on Form 10-K filed on March 13, 2009).
3.2	Fourth Amended and Restated Bylaws of the Company dated January 1, 2010 (incorporated by reference to exhibit 3.1 of the Company’s Current Report on Form 8-K filed on January 27, 2010).
4.1	Specimen common stock certificate (incorporated by reference to exhibit 4.1 of Amendment No. 2 to the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on May 18, 2004).
10.1	Amended and Restated Credit Agreement dated July 15, 2008 among the Company, various financial institutions, Bank of America, N.A., and Wells Fargo, N.A. (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K field on July 18, 2008).
10.2	Rate Cap Transaction Letter Agreement dated March 1, 2010 betweeen the Company and Wells Fargo (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 8, 2010).
10.3	Rate Cap Transaction Letter Agreement dated March 1, 2010 between the Company and Fifth Third (incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K filed on March 8, 2010.
10.4	Consulting Agreement dated May 15, 2006 by and among the Company, D&E Parking, Inc. and Dale G. Stark (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 17, 2006).
10.5+	Employment Agreement dated as of March 30, 1998 between the Company and Myron C. Warshauer (incorporated by reference to exhibit 10.6 of the Company’s Registration Statement on Form S-4, File No. 333-50437, filed on April 17, 1998).
10.5.1+	First Amendment to Employment Agreement dated July 7, 2003 between the Company and Myron C. Warshauer (incorporated by reference to exhibit 10.4.1 of the Company’s Annual Report on Form 10-K filed for December 31, 2004).
10.5.2+	Amendment to Employment Agreement dated as of May 10, 2004 between the Company and Myron C. Warshauer (incorporated by reference to exhibit 10.4.2 of the Company’s Annual Report on Form 10-K filed for December 31, 2004).
10.6+	Employment Agreement dated as of March 26, 1998 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.12 of the Company’s Registration Statement on Form S-4, File No. 333-50437, filed on April 17, 1998).
10.6.1+	Amendment to Employment Agreement dated as of June 19, 2000 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.5.1 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).
10.6.2+	Second Amendment to Employment Agreement dated as of December 6, 2000, between the Company and Michael K. Wolf, (incorporated by reference to exhibit 10.22 to the Company’s Annual Report on Form 10-K filed for December 31, 2000).
10.6.3+	Third Amendment to Employment Agreement dated April 1, 2002 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.19.3 to the Company’s Annual Report on Form 10-K filed for December 31, 2002).
10.6.4+	Fourth Amendment to Employment Agreement dated December 31, 2003 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.5.4 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).
10.6.5+	Fifth Amendment to Employment Agreement dated December 18, 2008 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.5.5 of the Company’s Annual Report on Form 10-K filed on March 13, 2009).
10.6.6+	Sixth Amendment to Employment Agreement dated January 28, 2009 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.3 of the Company’s Current Report on Form 8-K filed on February 3, 2009).
10.7+	Amended and Restated Executive Employment Agreement dated as of January 28, 2009 between Company and James A. Wilhelm (incorporated by reference to exhibit 10.3 of the Company’s Current Report of Form 8-K filed on February 3, 2009).
10.8+	Employment Agreement dated May 18, 1998 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.24 of the Company’s Annual Report on Form 10-K filed for December 31, 2001).

Exhibit
Number	Description

10.8.1+	First Amendment to Employment Agreement dated as of November 7, 2001 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.25 of the Company’s Annual Report on Form 10-K filed for December 31, 2001).
10.8.2+	Second Amendment to Employment Agreement dated as of August 1, 2003 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.7.2 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).
10.8.3+	Third Amendment to Employment Agreement dated as of April 1, 2005 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.7.3 of the Company’s Annual Report on Form 10-K filed on March 13, 2009).
10.8.4+	Fourth Amendment to Employment Agreement dated as of December 29, 2008 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.7.4 of the Company’s Annual Report on Form 10-K filed on March 13, 2009).
10.8.5+	Fifth Amendment to Employment Agreement dated as of January 28, 2009 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.7.5 of the Company’s Annual Report on Form 10-K filed on March 13, 2009).
10.9+	Amended and Restated Executive Employment Agreement dated as of December 1, 2002 between the Company and John Ricchiuto (incorporated by reference to exhibit 10.22.2 of the Company’s Annual Report on Form 10-K filed for December 31, 2002).
10.9.1+	First Amendment to Amended and Restated Executive Employment Agreement dated as of April 11, 2005, between the Company and John Ricchiuto (incorporated by reference to exhibit 10.3 of the Company’s Current Report on Form 8-K filed on March 7, 2005).
10.10+	Amended and Restated Employment Agreement dated March 1, 2005, between the Company and Steven A. Warshauer (incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 7, 2005).
10.11+	Amended and Restated Executive Employment Agreement dated as of May 18, 2006 between the Company and Edward E. Simmons (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 24, 2006).
10.12+	Amended and Restated Employment Agreement between the Company and G. Marc Baumann dated as of October 1, 2001 (incorporated by reference to exhibit 10.27 to the Company’s Annual Report on Form 10-K filed for December 31, 2001).
10.12.1+	First Amendment to Amended and Restated Employment Agreement between the Company and G. Marc Baumann dated as of December 29, 2008 (incorporated by reference to exhibit 10.11.1 of the Company’s Annual Report on Form 10-K filed on March 13, 2009).
10.12.2+	Second Amendment to Amended and Restated Employment Agreement between the Company and G. Marc Baumann dated as of January 28, 2009 (incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 3, 2009).
10.13+	Amended and Restated Executive Employment Agreement dated as of March 1, 2005, between the Company and Thomas L. Hagerman (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 7, 2005).
10.13.1+	First Amendment to Amended and Restated Executive Employment Agreement dated October 1, 2007 between the Company and Thomas Hagerman (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed for September 30, 2007).
10.14*+	Executive Employment Agreement dated March 15, 2005 between the Company and Gerard M. Klaisle.
10.14.1*+	First Amendment to Amended and Restated Executive Employment Agreement dated December 29, 2008 between the Company and Gerard M. Klaisle.
10.15+	Long-Term Incentive Plan dated as of May 1, 2004 (incorporated by reference to exhibit 10.12 of Amendment No. 1 to the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on May 10, 2004).
10.15.1+	Long-Term Incentive Plan Amendment effective as of April 22, 2008 (incorporated by reference to Appendix B of the Company’s 2008 Proxy on Form DEF 14A, filed on April 1, 2008).
10.16+	Form of Amended and Restated Stock Option Award Agreement between the Company and an optionee (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 21, 2005).
10.16.1+	Form of First Amendment to the Amended and Restated Stock Option Award Agreement between the Company and an optionee (incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 21, 2005).

Exhibit
Number	Description

10.17	Consulting Agreement dated as of October 16, 2001 between the Company and Shoreline Enterprises, LLC (incorporated by reference to exhibit 10.36 of the Company’s Annual Report on Form 10-K filed for December 31, 2001).
10.17.1	Amendment to Consulting Agreement dated as of May 10, 2004 between the Company and Shoreline Enterprises, LLC (incorporated by reference to exhibit 10.14.1 of the Company’s Annual Report on Form 10-K filed for December 31, 2004).
10.18	Executive Parking Management Agreement dated as of May 1, 1998 by and among the Company, D&E Parking, Edward E. Simmons and Dale G. Stark (incorporated by reference to exhibit 10.32 of the Company’s Annual Report on Form 10-K filed for December 31, 2002).
10.18.1	First Amendment to Executive Parking Management Agreement dated as of August 1, 1999 by and among the Company, D&E Parking, Edward E. Simmons and Dale G. Stark (incorporated by reference to exhibit 10.32.1 to the Company’s Annual Report on Form 10-K filed for December 31, 2002).
10.19	Consulting Agreement effective as of May 1, 2007 by and among the Company, D&E Parking, Inc. and Dale G. Stark (incorporated by reference to exhibit 10.17 of the Company’s Annual Report on Form 10-K for December 31, 2007).
10.20	Property Management Agreement dated as of September 1, 2003 between the Company and Paxton Plaza, LLC (incorporated by reference to exhibit 10.19 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).
10.21	Property Management Agreement dated as of September 1, 2003 between the Company and Infinity Equities, LLC (incorporated by reference to exhibit 10.20 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).
10.22	Agreement of Lease dated as of June 4, 1998 between the Company and LaSalle National Bank, as successor trustee to LaSalle National Trust, N.A. as successor trustee to LaSalle National Bank. (incorporated by reference to exhibit 10.21 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).
10.22.1	First Amendment to Agreement of Lease dated as of May 1, 1999 between the Company and LaSalle National Bank, as successor trustee to LaSalle National Trust, N.A. as successor trustee to LaSalle National Bank (incorporated by reference to exhibit 10.21.1 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).
10.22.2	Second Amendment to Agreement of Lease dated as of July 27, 2000 between the Company and LaSalle National Bank, as successor trustee to LaSalle National Trust, N.A. as successor trustee to LaSalle National Bank (incorporated by reference to exhibit 10.21.2 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).
10.22.3	Third Amendment to Agreement of Lease dated as of September 11, 2003 between the Company and LaSalle National Bank, as successor trustee to LaSalle National Trust, N.A. as successor trustee to LaSalle National Bank (incorporated by reference to exhibit 10.21.3 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).
10.23+	Consulting Agreement dated as of March 1, 2004 between the Company and Gunnar E. Klintberg (incorporated by reference to exhibit 10.24 of Amendment No. 1 to the Company’s Registration Form S-1, File No. 333-112652, filed on May 10, 2004).
10.23.1+	First Amendment to Consulting Agreement dated March 15, 2006 between the Company and Gunnar E. Klintberg (incorporated by reference to exhibit 10.24.1 of the Company’s Current Report on Form 8-K filed on March 16, 2006).
10.24	Form of Property Management Agreement (incorporated by reference to exhibit 10.30 of the Company’s Annual Report on Form 10-K filed on March 10, 2006).
10.25	Form of Standard Parking Corporation Restricted Stock Unit Agreement dated as of July 1, 2008 (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 2, 2008).
10.25.1	First Amendment to Form of Standard Parking Corporation Restricted Stock Unit Agreement (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K as filed on August 6, 2009).
10.26	Guaranty Agreement of APCOA/Standard Parking, Inc. dated as of March 2000 to and for the benefit of the State of Connecticut, Department of Transportation (incorporated by reference to exhibit 10.27 of the Company’s Annual Report on Form 10-K filed on March 13, 2009).
10.27	Construction, Financing and Operating Special Facility Lease Agreement dated as of March 2000 between the State of Connecticut Department of Transportation and APCOA Bradley Parking Company, LLC (incorporated by reference to exhibit 10.28 of the Company’s Annual Report on Form 10-K filed on March 13, 2009).

Exhibit
Number	Description

10.28	Trust Indenture dated March 1, 2000 between State of Connecticut and First Union National Bank as Trustee (incorporated by reference to exhibit 10.29 of the Company’s Annual Report on Form 10-K filed on March 13, 2009).
10.29	Registration Rights Agreement dated June 2, 2004 between the Company and Steamboat, as amended to Join additional financial institutions as parties on May 15, 2009 (incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K as filed on May 18, 2009).
10.29.1	Amendment No. 1 to Registration Rights Agreement, dated as of November 9, 2009, by and among the Company, and GSO Special Situations Fund LP, GSO Special Situations Overseas Master Fund Ltd., GSO Special Situations Overseas Benefit Plan Fund Ltd., GSO Capital Opportunities Fund LP, and CML VII, LLC (incorporated by reference to exhibit 10.1 of the Company’s Current Report of Form 8-K filed on November 12, 2009).
10.30*	Restrictive Covenants and Release Agreement effective as of August 31, 2009 between the Company and A. Petter Østberg.
14.1	Code of Ethics (incorporated by reference to exhibit 14.1 of the Company’s Annual Report on Form 10-K for December 31, 2002).
21.1*	Subsidiaries of the Company.
23*	Consent of Independent Registered Public Accounting Firm dated as of March 12, 2010.
31.1*	Section 302 Certification dated March 12, 2010 for James A. Wilhelm, Director, President and Chief Executive Officer (Principal Executive Officer).
31.2*	Section 302 Certification dated March 12, 2010 for G. Marc Baumann, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer).
31.3*	Section 302 Certification dated March 12, 2010 for Daniel R. Meyer, Senior Vice President Corporate Controller and Assistant Treasurer (Principal Accounting Officer and Duly Authorized Officer).
32*	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 12, 2010.

*	Filed herewith.

+	Management contract or compensation plan, contract or arrangement.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Standard Parking Corporation

We have audited Standard Parking Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Standard Parking Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Form 10-K. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Standard Parking Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Standard Parking Corporation as of December 31, 2009, and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009, and our report dated March 12, 2010 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Chicago, Illinois
March 12, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Standard Parking Corporation

We have audited the accompanying consolidated balance sheets of Standard Parking Corporation (Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Standard Parking Corporation at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note A to the consolidated financial statements, effective January 1, 2009 the Company adopted ASC 810-10-45, “Consolidation — Other Presentation Matters” relating to the presentation and accounting for noncontrolling interest.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Standard Parking Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2010, expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Chicago, Illinois
March 12, 2010

STANDARD PARKING CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands, except for share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$8,256	$8,301
Notes and accounts receivable, net	44,490	45,198
Prepaid expenses and supplies	5,401	2,496
Deferred taxes	3,457	3,253

Total current assets	61,604	59,248
Leasehold improvements, equipment and construction in progress, net	17,175	17,542
Other assets:
Advances and deposits	4,904	4,433
Long-term receivables, net	10,325	6,680
Intangible and other assets, net	6,765	6,916
Cost of contracts, net	12,879	10,872
Goodwill	126,853	123,550

	161,726	152,451

Total assets	$240,505	$229,241

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,502	$46,446
Accrued rent	3,905	4,279
Compensation and payroll withholdings	5,710	9,331
Property, payroll and other taxes	3,038	2,891
Accrued insurance	7,185	6,840
Accrued expenses	13,318	8,075
Current portion of obligations under senior credit facility and other	128	120
Current portion of capital lease obligations	534	948

Total current liabilities	82,320	78,930
Deferred taxes	8,151	3,305
Long-term borrowings, excluding current portion:
Obligations under senior credit facility	109,850	120,600
Capital lease obligations	1,522	2,091
Other	1,177	1,305

	112,549	123,996
Other long-term liabilities	22,808	22,052
Stockholders’ equity:
Common stock, par value $.001 per share; 21,300,000 shares authorized; 15,385,428 and 16,110,781 shares issued and outstanding as of December 31, 2009, and 2008, respectively	15	16
Additional paid-in capital	91,793	103,541
Accumulated other comprehensive income	313	85
Treasury stock, at cost, 627,423 shares as of December 31, 2008	—	(11,161)
Accumulated deficit	(77,372)	(91,464)

Total Standard Parking Corporation Stockholder’s equity	14,749	1,017
Noncontrolling interest	(72)	(59)

Total equity	14,677	958

Total liabilities and stockholders’ equity	$240,505	$229,241

See Notes to Consolidated Financial Statements.

STANDARD PARKING CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2009	2008	2007
	(In thousands, except for share and per share data)

Parking services revenue:
Lease contracts	$140,441	$154,311	$145,327
Management contracts	153,382	145,828	119,612
Reimbursed management contract expense	401,671	400,621	356,782

Total revenue	695,494	700,760	621,721
Costs and expenses:
Cost of parking services:
Lease contracts	130,897	140,058	129,550
Management contracts	84,167	69,285	49,726
Reimbursed management contract expense	401,671	400,621	356,782

Total cost of parking services	616,735	609,964	536,058
Gross profit:
Lease contracts	9,544	14,253	15,777
Management contracts	69,215	76,543	69,886

Total gross profit	78,759	90,796	85,663
General and administrative expenses(1)	44,707	47,619	44,796
Depreciation and amortization	5,828	6,059	5,335

Total costs and expenses	667,270	663,642	586,189
Operating income	28,224	37,118	35,532
Other expenses (income):
Interest expense	6,012	6,476	7,056
Interest income	(268)	(173)	(610)

	5,744	6,303	6,446
Income before income taxes	22,480	30,815	29,086
Income tax expense	8,265	11,622	11,267

Net income	14,215	19,193	17,819
Less: Net income attributable to noncontrolling interest	123	148	446

Net income attributable to Standard Parking Corporation	$14,092	$19,045	$17,373

Common stock data:
Net income per share:
Basic	$0.92	$1.10	$0.92
Diluted	$0.90	$1.07	$0.90
Weighted average shares outstanding:
Basic	15,292,412	17,325,235	18,831,667
Diluted	15,683,525	17,731,473	19,289,076

(1)	Non-cash stock based compensation expense of $2,292, $1,509 and $463 for the years ended December 31, 2009, 2008 and 2007, respectively, is included in general and administrative expenses.

See Notes to Consolidated Financial Statements.

STANDARD PARKING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
	Common Stock(1)		Additional	Other	Treasury Stock
	Number of	Per Share	Paid-In	Comprehensive	Number of		Accumulated	Noncontrolling
	Shares	Par Value	Capital	Income (Loss)	Shares	Amount	Deficit	Interest	Total
	(In thousands, except for share and per share data)

Balance (deficit) at December 31, 2006	19,243,598	$19	$169,624	$139	32,200	$(647)	$(127,882)	$(33)	$41,220
Net income							17,373	446	17,819
Foreign currency translation adjustments				272					272
Revaluation of interest rate cap				71					71

Comprehensive income									18,162
Repurchase and retirement of common stock	(1,130,642)	(1)	(21,593)		(32,200)	647			(20,947)
Repurchase of common stock					48,474	(1,172)			(1,172)
Proceeds from exercise of stock options	228,654	—	996						996
Issuance of restricted stock	25,849	—							—
Common stock issued under the long-term incentive plan	3,849	—	74						74
Stock-based compensation related to restricted stock			107						107
Non-cash stock-based compensation expense			282						282
Tax benefit from exercise of stock options			1,030						1,030
Distribution to noncontrolling interest								(394)	(394)

Balance (deficit) at December 31, 2007	18,371,308	$18	$150,520	$482	48,474	$(1,172)	$(110,509)	$19	$39,358
Net income							19,045	148	19,193
Foreign currency translation adjustments				(490)					(490)
Revaluation of interest rate cap				93					93

Comprehensive income									18,796
Repurchase and retirement of common stock	(2,429,993)	(2)	(50,033)		(48,474)	1,172			(48,863)
Repurchase of common stock					627,423	(11,161)			(11,161)
Proceeds from exercise of stock options	152,182	—	722						722
Issuance of stock grants	17,284	—	355						355
Stock-based compensation related to long-term incentive plan			107						107
Non-cash stock-based compensation related to restricted stock units			991						991
Non-cash stock-based compensation expense			1						1
Tax benefit from exercise of stock options			878						878
Distribution to noncontrolling interest								(226)	(226)

Balance (deficit) at December 31, 2008	16,110,781	$16	$103,541	$85	627,423	$(11,161)	$(91,464)	$(59)	958
Net income							14,092	123	14,215
Foreign currency translation adjustments				228					228

Comprehensive income									14,443
Repurchase and retirement of common stock	(843,540)	(1)	(15,045)		(627,423)	11,161			(3,885)
Proceeds from exercise of stock options	105,896	—	415						415
Issuance of stock grants	12,291	—	220						220
Stock-based compensation related to long-term incentive plan			51						51
Non-cash stock-based compensation related to restricted stock units			2,046						2,046
Non-cash stock-based compensation expense			30						30
Tax benefit from exercise of stock options			535						535
Distribution to noncontrolliing interest								(136)	(136)

Balance (deficit) at December 31, 2009	15,385,428	$15	$91,793	$313	—	$—	$(77,372)	$(72)	$14,677

See Notes to Consolidated Financial Statements.

STANDARD PARKING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except for share and per share data)

Operating activities
Net income	$14,215	$19,193	$17,819
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	5,460	5,475	5,187
Loss (gain) on sale of assets	332	525	(474)
Amortization of debt issuance costs	640	449	275
Non-cash stock-based compensation	2,292	1,509	463
Write off of debt issuance costs	—	13	—
Provision for losses on accounts receivable	376	513	626
Excess tax benefit related to stock option exercises	(535)	(878)	(1,030)
Deferred income taxes	4,642	7,644	8,945
Changes in operating assets and liabilities:
Notes and accounts receivable	(1,860)	(4,831)	(3,106)
Prepaid assets	(2,244)	386	(473)
Other assets	(1,798)	(3,020)	(2,171)
Accounts payable	2,028	3,505	9,389
Accrued liabilities	(1,787)	(928)	1,217

Net cash provided by operating activities	21,761	29,555	36,667
Investing activities
Purchase of leasehold improvements and equipment	(3,486)	(6,303)	(4,517)
Proceeds from the sale of assets	58	264	165
Acquisitions	(2,450)	(6,318)	(6,202)
Cost of contracts purchased	(934)	(566)	—
Contingent purchase payments	(268)	(64)	(102)

Net cash used in investing activities	(7,080)	(12,987)	(10,656)
Financing activities
Proceeds from exercise of stock options	415	722	996
Repurchase of common stock	(3,885)	(60,024)	(22,119)
(Payments on) proceeds from senior credit facility	(10,750)	46,450	(2,900)
Payments on long-term borrowings	(120)	(139)	(130)
Distribution to noncontrolling interest	(136)	(226)	(394)
Payments of debt issuance costs	(30)	(2,352)	(73)
Payments on capital leases	(983)	(1,550)	(2,285)
Tax benefit related to stock option exercise	535	878	1,030

Net cash used in financing activities	(14,954)	(16,241)	(25,875)
Effect of exchange rate changes on cash and cash equivalents	228	(492)	272

(Decrease) increase in cash and cash equivalents	(45)	(165)	408
Cash and cash equivalents at beginning of year	8,301	8,466	8,058

Cash and cash equivalents at end of year	$8,256	$8,301	$8,466

Cash paid for:
Interest	$5,951	$8,686	$7,240
Income taxes	2,938	2,564	1,145

See Notes to Consolidated Financial Statements.

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007
(In thousands except share and per share data)

Note A.	Significant Accounting Policies

Standard Parking Corporation (which may be referred to as “Standard”, the “Company”, “we”, “us” or “our”), and its subsidiaries and affiliates is a leading national provider of parking facility management, ground transportation and other ancillary services. The Company, with approximately 12,000 employees, manages approximately 2,100 facilities, containing over one million parking spaces in approximately 335 cities across the United States and four Canadian provinces, including parking-related and shuttle bus operations serving 63 airports.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and joint ventures in which the Company has more than 50% ownership interest. Noncontrolling interest recorded in the consolidated statements of income is the joint venture partner’s noncontrolling interest in consolidated joint ventures. We have interests in twelve joint ventures, each of which operates between one and thirty two parking facilities. Of the twelve joint ventures, eight are majority owned by us and are consolidated into our financial statements, and four are single purpose entities where we have a 50% interest or a noncontrolling interest. Investments in joint ventures where the Company has a 50% or less noncontrolling ownership interest are accounted for under the equity method. All significant intercompany profits, transactions and balances have been eliminated in consolidation.

Variable Interest Entities

	Commencement of
Equity	Operations	Nature of Activities	% Ownership	Locations

Other Investments in VIEs	Jan 03 — July 08	Management of parking lots, shuttle operations and parking meters	50.0%	Various states

The existing four VIEs in which we have a variable interest are not consolidated into our financial statements because we are not the primary beneficiary.

Parking Revenue

The Company’s revenues are primarily derived from leased locations, managed properties and the providing of ancillary services, such as accounting, equipment leasing, payments received for exercising termination rights, consulting development fees, gains on sales of contracts, insurance and other value-added services. In accordance with the guidance related to revenue recognition, revenue is recognized when persuasive evidence of an arrangement exists, the fees are fixed or determinable, collectability is reasonably assured and as services are provided. The Company recognizes gross receipts (net of taxes collected from customers) as revenue from leased locations, and management fees for parking services, as the related services are provided. Ancillary services are earned from management contract properties and are recorded as revenue as those services are provided. From time to time, the Company also recognizes gains on sales of parking contracts and development fees which are recorded as management contract revenue as those services are provided and/or earned ($0 in 2009 and $0 in 2008 and $622 in 2007). Development fees are revenue received from a customer for which we have provided certain consulting services as part of our offerings of ancillary management services. The gains from sales of contracts are for these contracts for which we have no asset basis or ownership interest and would be received as part of a formula buy-out in the contract in order for the owner to terminate the contract prior to its expiration.

Cost of Parking Services

The Company recognizes costs for leases and non-reimbursed costs from managed facilities as cost of parking services. Cost of parking services consists primarily of rent and payroll related costs.

Advertising Costs

Advertising costs are expensed as incurred and are included in general and administrative expenses. Advertising expenses aggregated $212, $195 and $191 for 2009, 2008 and 2007, respectively.

Stock-Based Compensation

We measure stock-based compensation expense at the grant date, based on the fair value of the award, and the expense is recognized over the requisite employee service period (generally the vesting period) for awards expected to vest (considering estimated forfeitures).

Cash and Cash Equivalents

Cash equivalents represent funds temporarily invested in money market instruments with maturities of one to five days. Cash equivalents are stated at cost, which approximates market value.

Allowance for Doubtful Accounts

Accounts receivable, net of the allowance for doubtful accounts, represents our estimate of the amount that ultimately will be realized in cash. Management reviews the adequacy of its allowance for doubtful accounts on an ongoing basis, using historical collection trends, aging of receivables, and a review of specific accounts, and makes adjustments in the allowance as necessary. Changes in economic conditions or other circumstances could have an impact on the collection of existing receivable balances or future allowance considerations. As of December 31, 2009 and 2008, the Company’s allowance for doubtful accounts was $3,002 and $3,866, respectively.

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

Costs associated with internal-use software are accounted for in accordance with guidance related to accounting for the costs of computer software developed or obtained for internal use.

Cost of Contracts

Cost of parking contracts are amortized on a straight-line basis over the weighted average contract life which is 10 years for the years ending December 31, 2009 and 2008 and 7 years for the year ending December 31, 2007. Amortization expense was $1,762, $1,344 and $1,087 in 2009, 2008 and 2007, respectively.

Goodwill

We test goodwill for impairment annually and more frequently if circumstances warrant. We determine fair values for each of the reporting units using an income approach. For purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each segment. These assumptions could be adversely impacted by certain of the risks discussed in “Risk Factors” in Item 1A. Actual results may differ from those assumed in our forecasts. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective reporting units and in our internally developed forecasts.

We performed our annual impairment test for goodwill at all of our reporting units in the fourth quarter.. In performing the valuations, we used cash flows, which reflected management’s forecasts and discount rates which reflect the risks associated with the current market. Based on the results of our testing, the fair values of each of our reporting units exceeded their book values; therefore, the second step of the impairment test (in which fair value of each of the reporting unit’s assets and liabilities is measured) was not required to be performed and no goodwill impairment was recognized.

Estimating the fair value of reporting units involves the use of estimates and significant judgments that are based on a number of factors including actual operating results. If current conditions change from those expected, it is reasonably possible that the judgments and estimates described above could change in future periods.

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

Debt Issuance Costs

The costs of obtaining financing are capitalized and amortized as interest expense over the term of the respective financing using the interest rate method. Debt issuance costs of $2,165 and $2,776 at December 31, 2009 and 2008, respectively, are included in intangibles and other assets in the consolidated balance sheets and are reflected net of accumulated amortization. Amortization expense was $640, $449 and $275 at December 31, 2009, 2008 and 2007, respectively.

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

In 2006 we entered into an interest rate cap transaction with Bank of America, which allowed us to limit our exposure on a portion of our borrowings under our senior credit facility. Under the rate cap transaction, we received payments from Bank of America each quarterly period to the extent that the prevailing three month LIBOR during that period exceeded our cap rate of 5.75%. The rate cap transaction capped our LIBOR interest rate on a notional amount of $50.0 million at 5.75% for a total of 36 months. The rate cap transaction began as of August 4, 2006 and was settled each quarter on a date that coincided with our quarterly interest payment dates under our senior credit facility. This rate cap transaction was classified as a cash flow hedge, and we calculated the effectiveness of the hedge on a quarterly basis. The ineffective portion of the cash flow hedge was recognized in current period earnings as an increase of interest expense.

Total changes in the fair value of the rate cap transaction for the twelve months ended December 31, 2009 were immaterial. The rate cap transaction expired on August 4, 2009.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Insurance Reserves

The Company purchases comprehensive liability insurance covering certain claims that arise in connection with our operations. In addition, the Company purchases umbrella/excess liability coverage. The Company’s various liability insurance policies have deductibles of up to $250 that must be met before the insurance companies are required to reimburse the Company for costs incurred relating to covered claims. As a result, the Company is, in effect, self-insured for all claims up to the deductible levels. The Company applies the provisions as defined in the guidance related to accounting for contingencies, in determining the timing and amount of expense recognition associated with claims against the Company. The expense recognition is based upon the Company’s determination of an unfavorable outcome of a claim being deemed as probable and capable of being reasonably estimated, as defined in the guidance related to accounting for contingencies. This determination requires the use of judgment in both the estimation of probability and the amount to be recognized as an expense. The Company utilizes historical claims experience along with regular input from third party insurance advisors in determining the required level of insurance reserves. Future information regarding historical loss experience may require changes to the level of insurance reserves and could result in increased expense recognition in the future.

Contingencies

The Company is subject to litigation in the normal course of our business. The Company applies the provisions as defined in the guidance related to accounting for contingencies in determining the recognition and measurement of expense recognition associated with legal claims against the Company. Management uses guidance from internal and external legal counsel on the potential outcome of litigation in determining the need to record liabilities for potential losses and the disclosure of pending legal claims.

Recent Accounting Pronouncements

Accounting Standards Not Yet Adopted

In January 2010, the FASB issued a new accounting standard which updates some new disclosures and clarifies some existing disclosure requirements about fair value measurements. The majority of the provisions of this update are effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this standard will not have a material impact on our financial statements.

In June 2009, the FASB issued accounting guidance regarding the consolidation of variable interest entities that is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company’s involvement in variable interest entities. This standard is effective for interim and annual periods ending after November 15, 2009. We are currently evaluating the impact, if any, the adoption will have on our future results of operations and financial condition.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued updated accounting guidance that amends and eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria and changes the initial measurement of a transferor’s interest in transferred financial assets. We are required to adopt the updated accounting guidance at the beginning of 2010. We are currently evaluating the impact, if any, the adoption will have on our future results of operations and financial condition.

In October 2009, the FASB issued updated accounting guidance that amends the guidance related to revenue recognition-multiple-element arrangements. The standards enable Companies to account for certain products and services (deliverables) separately rather than as a combined unit. This accounting guidance provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. A company may adopt the new standard retroactively and early application is permitted. We are currently evaluating how we will adopt this new guidance and the impact, if any, the adoption will have on our future results of operations and financial condition.

Accounting Standards Adopted

In June 2009, the FASB issued The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”), which became the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. The Codification reorganized the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. The codification is effective for financial statements issued for reporting periods that end after September 15, 2009. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. We adopted the Codification effective September 30, 2009. As the Codification did not change or alter existing GAAP, the adoption of the Codification did not impact our results of operations or financial condition.

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

On January 1, 2009, we adopted the updated accounting guidance which established principles and requirements on how an acquirer recognizes and measures in its financial statements identifiable assets acquired, liabilities assumed, noncontrolling interests in the acquiree, goodwill or gain from a bargain purchase and transaction costs. Additionally, the updated accounting guidance determined what information must be disclosed to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of this updated accounting guidance is reflected in our consolidated financial statements.

On January 1, 2009, we adopted the updated accounting guidance for business combinations and reporting noncontrolling interests. Companies are required to report noncontrolling (formerly, “minority”) interests as a component of shareholders’ equity on the balance sheet; include all earnings of a consolidated subsidiary in consolidated results of operations; and treat all transactions between the parent and its noncontrolling interest holder that increase or decrease the noncontrolling interest as equity provided the parent does not lose control. The adoption of the updated accounting guidance on noncontrolling interests in consolidated financial Statements is reflected in the company’s consolidated financial statements on a retrospective basis and such adoption did not have a material impact on our consolidated financial statements.

Reclassification

Certain amounts previously presented in the financial statements of prior periods have been reclassified to conform to current year presentation.

Note B.	Net Income Per Common Share

Companies are required to present basic and diluted earnings per share. Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is based upon the weighted average number of shares of common stock outstanding for the period plus dilutive potential common shares, including stock options and restricted stock units using the treasury-stock method.

A reconciliation of the weighted average basic shares outstanding to the weighted average diluted shares outstanding is as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands except for share and per share data)

Net income attributable to Standard Parking Corporation	$14,092	$19,045	$17,373

Weighted average basic shares outstanding	15,292,412	17,325,235	18,831,667
Effect of dilutive stock options and restricted stock units	391,113	406,238	457,409

Weighted average diluted shares outstanding	15,683,525	17,731,473	19,289,076

Net income per share:
Basic	$0.92	$1.10	$0.92
Diluted	$0.90	$1.07	$0.90

There were 19,068 anti-dilutive options excluded in the computation of diluted earnings per share for the year ended December 31, 2009 because the options’ exercise prices were greater than the average market price of the common stock. There were no anti-dilutive options for the years ended December 31, 2008 and 2007.

For the years ended December 31, 2009 and 2008, 9,205 and 18,777 shares, respectively, of performance based restricted stock were not included in the computation of weighted average diluted common share amounts because the number of shares ultimately issuable is contingent on the Company’s performance goals, which were not achieved as of that date. There were no performance based restricted stock awards issued and outstanding in 2006.

There are no additional securities that could dilute basic EPS in the future that were not included in the computation of diluted EPS, other than those disclosed.

Note C.	Leasehold Improvements, Equipment and Construction in Progress, net

A summary of leasehold improvements, equipment, and construction in progress and related accumulated depreciation and amortization is as follows:

		December 31
	Ranges of Estimated Useful Life	2009	2008

Equipment	2 - 10 years	$28,568	$29,615
Leasehold improvements	Shorter of lease term or economic life up to 10 years	9,708	10,340
Construction in progress		7,543	6,517

		45,819	46,472
Less accumulated depreciation and amortization		(28,644)	(28,930)

Leasehold improvements, equipment and construction in progress, net		$17,175	$17,542

Depreciation expense was $3,832, $4,403 and $4,200 in 2009, 2008 and 2007, respectively. Depreciation includes losses on abandonments of leasehold improvements and equipment of $369, $584 and $148 in 2009, 2008 and 2007, respectively.

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

The balance of cost of contracts is comprised of the following:

	December 31,
	2009	2008

Cost of contracts	$18,885	$15,303
Accumulated amortization	(6,006)	(4,431)

Cost of contracts, net	$12,879	$10,872

The expected future amortization of cost of contracts is as follows:

Cost of Contract

2010	$1,926
2011	1,795
2012	1,522
2013	1,488
2014	1,390
2015 and Thereafter	4,758

Total	$12,879

Amortization expense related to cost of contracts was $1,762, $1,344 and $1,087 for the years ended December 31, 2009, 2008 and 2007, respectively. The weighted average useful life is 9 years for 2009 and 10 years for 2008.

Note E.	Acquisitions

2009 Acquisitions

On July 1, 2009, the Company acquired substantially all of the assets of Gameday Management Group U.S. Gameday Management, based in Orlando, Florida, which plans and operates transportation and parking systems for major stadiums and sporting events in the amount of $5,341, of which $2,450 was paid in cash, net of a hold back of $50, and $2,891 of potential earn-out payments. Among the assets acquired is Gameday’s Click and Park online parking and traffic management system, which enables customers to purchase reserved parking online in advance of an event. The acquisition represents an acquisition of a business and was accounted for using the purchase method of accounting. This acquisition is not considered material to the Company.

The purchase price allocations are based on preliminary estimates of intangibles with finite lives of $2,841 and goodwill of $2,500. These estimates are subject to revision after the Company completes its fair value analysis. The Company financed the acquisition through additional term borrowings under the senior credit facility and existing cash. The results of operations of this acquisition are included in the Company’s consolidated statement of income from the date of acquisition.

The Company expensed acquisition related costs of $178 in 2009 and $246 in 2008. These costs are included in General and Administrative expenses in the income statement.

2008 Acquisitions

During the year ended December 31, 2008, the Company completed two acquisitions. Consideration for all acquisitions was $8,505 of which $6,008 was paid in cash and $2,497 in a discounted non-interest bearing note to be paid in annual installments of $600, commencing February 2009 and an estimated $187 to be paid in the future based upon financial performance compared to forecast. On March 31, 2009, we entered into a settlement agreement with the principals of G.O. Parking which amended the agreement, provided for a termination fee and a reimbursement of legal fees we incurred for post acquisition disputes. On April 14th we paid G.O. parking $1,680 in lieu of the original obligation. In addition, the Company paid and capitalized $310 in acquisition costs. A summary of the acquisitions follows:

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

Note F.	Borrowing Arrangements

Long-term borrowings, in order of preference, consist of:

		Amount Outstanding
		December 31,	December 31,
	Due Date	2009	2008
		(In thousands)

Senior credit facility	June 2013	$109,850	$120,600
Capital lease obligations	Various	2,056	3,039
Obligations on Seller notes and other	Various	1,305	1,425

		113,211	125,064
Less current portion		662	1,068

		$112,549	$123,996

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

We are in compliance with all of our financial covenants as of December 31, 2009.

The weighted average interest rate on our senior credit facility at December 31, 2009 and 2008 was 3.2% and 3.6%, respectively. The rate includes all outstanding LIBOR contracts, interest rate cap effect and letters of credit. The weighted average interest rate on outstanding borrowings, not including letters of credit, was 3.3% and 3.8% at December 31, 2009 and December 31, 2008, respectively.

At December 31, 2009, we had $16,884 of letters of credit outstanding under the senior credit facility, borrowings against the senior credit facility aggregated $109,850, and we had $15,805 available under the senior credit facility.

We have entered into various financing agreements, which were used for the purchase of equipment (see Note J).

Note G.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of tax, for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008

Effect of foreign currency translation	$313	$85

Total	$313	$85

Note H.	Income Taxes

The components of income tax expense (benefit) for the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007

Current provision:
U.S. federal	$2,778	$2,797	$901
Foreign	250	401	497
State	735	696	1,007

Total current	3,763	3,894	2,405
Deferred provision:
U.S. federal	4,133	6,961	8,018
Foreign	—	—	—
State	369	767	844

Total deferred	4,502	7,728	8,862

Income tax expense	$8,265	$11,622	$11,267

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2009 and 2008 are as follows:

	2009	2008

Deferred tax assets:
Net operating loss carry forwards	$6,395	$8,739
Accrued expenses	7,506	6,360
Accrued compensation	4,339	3,694
Tax credit carry forwards	—	861
Book over tax depreciation and amortization	601	626
Accrued lease obligations	37	148

Gross deferred tax assets	18,878	20,428
Less: valuation allowance	(369)	(456)

Total deferred tax asset	18,509	19,972

Deferred tax liabilities:
Prepaid expenses	(908)	(280)
Undistributed foreign earnings	(1,008)	(527)
Tax over book goodwill amortization	(21,287)	(19,217)

Total deferred tax liabilities	(23,203)	(20,024)

Net deferred tax liabilities	$(4,694)	$(52)

Amounts recognized on the balance sheet consist of:

	2009	2008

Deferred tax asset, current	$3,457	$3,253
Deferred tax (liability), long term	(8,151)	(3,305)

Net deferred tax (liabilities)	$(4,694)	$(52)

The accounting guidance for accounting for income taxes requires that we assess the realizability of deferred tax assets at each reporting period. These assessments generally consider several factors including the reversal of existing temporary differences, projected future taxable income, and potential tax planning strategies. We have valuation allowances totaling $369 and $456 at December 31, 2009 and 2008, respectively, related to our state net operating loss carryforwards (NOL’s) that we believe are not likely to be realized based upon our estimates of future state taxable income limitations of the use of our state NOL’s, and the carryforward life over which the state tax benefit will be realized.

At December 31, 2009, the Company had $15,252 of gross federal net operating loss (NOLs) carryforwards, which will expire in the years 2022 through 2024, and $1,057 of tax effected state net operating loss (NOLs) carryforwards which will expire 2010 through 2026. As a result of the initial public offering completed in June of 2004, an ownership change occurred under Internal Revenue Code Section 382 which limits our ability to use pre-change NOLs to reduce future taxable income. Additionally, a second ownership change occurred in May 2009, however, since the fair market value of the Company’s shares were significantly higher than at the time of the initial public offering, there was no change in the applicable Section 382 limitation that limits our ability to utilize pre-change NOLs.

Since 2005, the Company has treated its investment in its Canadian subsidiary as non-permanent in duration and provided taxes on the undistributed Canadian earnings under the applicable accounting guidance. In 2008 the Company reassessed the treatment of the undistributed earnings of its Canadian subsidiary and determined that approximately $500 of Canadian earnings are permanently reinvested to meet the Canadian subsidiary’s working capital requirements. The Company has provided taxes for the remaining undistributed earnings of its Canadian subsidiary in excess of the permanently reinvested amount.

A reconciliation of the Company’s reported income tax provision (benefit) to the amount computed by multiplying book income/(loss) before income taxes by the statutory United States federal income tax rate for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009	2008	2007

Tax at statutory rate	$7,868	$10,733	$10,024
Foreign dividend and repatriation of foreign earnings	343	104	268
Permanent differences	447	369	484
State taxes, net of federal benefit	933	1,498	1,459
Effect of foreign tax rates	(86)	(10)	40
Recognition of tax credits	(929)	(844)	(1,047)
Other	(224)	(76)	—

	8,352	11,774	11,228
Change in valuation allowance	(87)	(152)	39

Income tax expense	$8,265	$11,622	$11,267

Income taxes paid in aggregate to United States federal, state and Canadian tax authorities was $2,938, $2,564 and $1,145 in 2009, 2008 and 2007, respectively.

In July 2006, the FASB issued accounting guidance for uncertainty in income taxes. The accounting guidance for uncertainty in income taxes recognized in an enterprise’s financial statements also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes potential interest and penalties related to uncertain tax positions, if any, in income tax expense. As of December 31, 2009, the Company has not identified any uncertain tax positions that would have a material impact on the Company’s financial position.

The tax years that remain subject to examination for the Company’s major tax jurisdictions at December 31, 2009 are shown below:

2004 - 2008	United States — federal income tax
2003 - 2008	United States — state and local income tax
2005 - 2008	Canada

Note I.	Benefit Plans

The Company offers deferred compensation arrangements for certain key executives and sponsors an employees’ savings and retirement plan in which certain employees are eligible to participate. Subject to their continued employment by the Company, certain employees offered supplemental pension arrangements will receive a defined monthly benefit upon attaining age 65. At December 31, 2009 and 2008, the Company has accrued $3,146 and $3,008, respectively, representing the present value of the future benefit payments. Expenses related to these plans amounted to $217, $154, and $171 in 2009, 2008 and 2007, respectively.

Participants in the savings and retirement plan may elect to contribute a portion of their compensation to the plan. The Company, contributes an amount in cash or other property as required by the plan. Expenses related to these plans amounted to $897, $904, and $919 in 2009, 2008 and 2007, respectively.

The Company also offers a non-qualified deferred compensation plan. This plan allows certain employees to defer a portion of their compensation, limited to a maximum of $50 per year, to be paid to the participants upon retirement. To support the non-qualified deferred compensation plan, the Company has elected to purchase Company owned life insurance (“COLI”) policies on certain plan participants. The cash surrender value of the COLI policies is designed to provide a source for funding the accrued liability. As of December 31, 2009 and 2008, the cash surrender value of the COLI policies is $1,757 and $943, respectively and is included in intangible and other assets, net on the consolidated balance sheet. The liability for the non-qualified deferred compensation plan is included in other long-term liabilities and was $1,690 and $1,336 as of December 31, 2009 and 2008, respectively.

The Company also contributes to two multi-employer defined contribution and seven multi-employer defined benefit plans which cover certain union employees. Expenses related to these plans were $572, $575 and $374 in 2009, 2008 and 2007, respectively.

Note J.	Leases and Contingencies

The Company operates parking facilities under operating leases expiring on various dates, generally prior to 2019. Certain of the leases contain options to renew at the Company’s discretion.

Total future annual rent expense is not determinable as a portion of such future rent is contingent based on revenues. At December 31, 2009, the Company’s minimum rental commitments, excluding contingent rent provisions under all non-cancelable operating leases, are as follows:

2010(1)	$31,073
2011	24,161
2012	18,816
2013	12,080
2014	7,331
2015 and thereafter,	15,882

$109,343

(1)	$5,886 is included in 2010’s minimum commitments for leases that expire in less than one year.

Rent expense, including contingent rents, was $101,634, $110,134 and $104,032 in 2009, 2008 and 2007, respectively.

Contingent rent expense was $53,222, $62,013 and $64,874 in 2009, 2008 and 2007, respectively. Contingent rent expense consists primarily of percentage rent payments, which will cease at various times as certain leases expire.

As a result of the acquisitions prior to the adoption of the most recent guidance on business combinations, as of December 31, 2009, our contingent payment obligations totaled $1,162, on an aggregate undiscounted basis, which may be paid over time provided certain performance criteria is achieved. Such contingent payments will be accounted for as additional purchase price if the performance criteria is achieved; accordingly, this contingent payment obligation is not recorded at December 31, 2009. We have recorded a contingency obligation for acquisitions subsequent to the adoption of the most recent guidance on business combinations, in the amount of $2,841, of which $2,319 is included in the other long-term liabilities and $522 is included in accrued expenses.

Note K.	Management Contracts and Related Arrangements with Affiliates

In connection with the acquisition of a 76% interest in Executive Parking Industries, LLC, we entered into a management agreement dated May 1, 1998, with D&E Parking, Inc., a privately held company owned by Ed Simmons, an executive officer of the Company, and Dale Stark, an employee of the Company. The management agreement was for a period of nine years and terminated on April 30, 2007. In consideration of the services provided by D&E under this arrangement, we paid D&E an annual fee of $411 in 2007.

We entered into a consulting agreement with D&E Parking, Inc. and Dale Stark that became effective on May 1, 2007 after the aforementioned management agreement terminated by its terms. This consulting agreement was terminated on April 30, 2009. Per the terms of the agreement, consideration for services provided was $250 per year. In addition, the consultant was eligible for a consultant fee of up to $50 per year. In consideration of the services provided by D&E under this arrangement, we paid D&E $128 in 2009 and $401 in 2008.

On December 31, 2000, we sold, at fair market value, certain contract rights to D&E. In July 2007, we bought back certain contract rights for approximately $1,472 ($850 paid in cash and $622 gain through the sale of certain contract rights), representing five locations. The Company continued to operate an additional location through January 2008, at which time the location was sold to an unrelated third party. We received net management fees and reimbursement for support services in connection with the operation of the parking facilities from D&E. We recorded net management fees from D&E of $4 in 2008 and $66 in 2007.

In 2009 and 2008, Standard Parking provided property management services for twenty separate retail shopping centers and commercial office buildings in which D&E has an ownership interest. In 2007, we operated fifteen of these properties. Dale Stark is the managing member of each of the property ownership entity. In consideration of the property management services we provided for these twenty properties, we recorded net management fees totaling $689, $632 and $500 in 2009, 2008 and 2007, respectively.

In 2009, our wholly owned subsidiary, SP Plus Security, Inc., formerly known as Preferred Response Security Services, Inc., provided security services for two retail shopping center owned by D&E and one retail shopping centers in 2008 and two retail shopping centers in 2007. We recorded net management fees amounting to $30 for these security services in 2009, $34 in

2008 and $35 in 2007. In 2009, 2008 and 2007, we provided sweeping and power washing for two retail shopping facilities in which D&E has an ownership interest. For these services we recorded net management fees totaling $1 in 2009 $9 in 2008 and $9 in 2007.

On June 2, 2004, we entered into a registration rights agreement with Steamboat Industries LLC, our former parent company and an affiliate of Mr. Holten (“Steamboat”). Pursuant to the registration rights agreement, Steamboat exercised its demand registration rights in April 2009. No registration statement was filed pursuant to the demand made by Steamboat.

On May 15, 2009, Steamboat transferred all of its rights under the registration rights agreement to GSO Special Situations Fund LP, GSO Special Situations Overseas Master Fund Ltd., GSO Special Situations Overseas Benefit Plan Fund Ltd., GSO Capital Opportunities Fund LP, and CML VII, LLC. (collectively, the “Significant Stockholders”) together with substantially all of its Standard Parking common stock, and the Significant Stockholders agreed in writing to be bound by the terms of this agreement. Timothy J. White, one of our directors, is a Senior Managing Director and Co-Head of Mezzanine Investing and Head of Private Equity Investing for GSO Capital Partners LP, an affiliate of the GSO funds that are Significant Stockholders. Pursuant to the registration rights agreement, the Significant Stockholders exercised their demand registration rights before such rights terminated on May 27, 2009, and a shelf registration statement on Form S-3 was filed pursuant to the Significant Stockholders’ demand notice to register all of the 7,581,842 shares of Standard Parking common stock that they held. On November 9, 2009, our Company and the Significant Stockholders entered into Amendment No. 1 to Registration Rights Agreement to cause the registration statement to remain effective for a period of two years from the date that it became effective, which was October 6, 2009. Accordingly, we are required to cause the registration statement to remain effective until October 6, 2011 or until all 7,581,842 registered shares have been distributed, whichever occurs first. The registration rights terminate to the extent these shares of common stock are sold in a public offering or when a Significant Stockholder’s shares all become eligible for sale under Rule 144 during any consecutive 90-day period.

On November 9, 2009, we entered into an underwriting agreement with the Significant Stockholders and Credit Suisse Securities (USA) LLC and William Blair & Company, L.L.C., as representatives for the several underwriters, relating to the public offering of up to 6,592,906 shares of our common stock by the Significant Stockholders. The Significant Stockholders also granted the underwriters a 30-day option to purchase an additional 988,936 shares of our common stock to cover over-allotments, if any. The underwriting agreement included customary representations, warranties and covenants by us and the Significant Stockholders. It also provided for customary indemnification by each of our Company, the Significant Stockholders and the underwriters against certain liabilities and customary contribution provisions in respect of those liabilities. Of the 7,581,842 registered shares, the Significant Stockholders sold 6,819,692 shares pursuant to the registration statement in 2009. We did not receive any proceeds from the sale of shares by the Significant Stockholders. We incurred $1,700 of legal, accounting, registration and related expenses in connection with Steamboat’s and the Significant Stockholders’ registration demand, the related underwriting agreement, and costs and expenses associated with the loss of control by our former parent, Steamboat.

We entered into a one-year restrictive covenants and release agreement with A. Petter Østberg, a former director, effective as of August 31, 2009. Pursuant to this agreement, Mr. Østberg agreed to provide us with certain services and comply with various restrictive covenants, including non-competition, non-solicitation and non-disparagement, and entered into a standard release and agreement not to sue us, in exchange for $130 payable in installments beginning in 2010.

Note L.	Legal Proceedings

We are subject to litigation in the normal course of our business. The outcomes of legal proceedings and claims brought against us and other loss contingencies are subject to significant uncertainty. We accrue a charge against income when our management determines that it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. In addition, we accrue for the authoritative judgments or assertions made against us by government agencies at the time of their rendering regardless of our intent to appeal. In determining the appropriate accounting for loss contingencies, we consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss. We regularly evaluate current information available to us to determine whether an accrual should be established or adjusted. Estimating the probability that a loss will occur and estimating the amount of a loss or a range of loss involves significant judgment.

As previously disclosed, the Company has been in mediation and discussions with plaintiffs regarding the possible resolution of a California labor code violations case brought against the Company in which plaintiffs are seeking class certification of their claims. Subject to the approval of the court, the Company has entered into a settlement agreement related to Jorge Jaime v. Standard Parking Corporation and two other consolidated cases on March 9, 2010. We also have entered into a memorandum of understanding dated January 5, 2010 for the tentative settlement, subject to court approval, of Grant v. Preferred Security Services, Inc., a similar labor code violation case in which plaintiffs are seeking class certification brought against our wholly owned security subsidiary. The Company estimates that its liability exposure under the distribution methodology set forth in the tentative settlements for these two cases to be in the aggregate $2,475. While there is no guarantee that the settlement methodology will result in this aggregate payout amount, management believes, after comparing similar class settlements and the claims made percentages of those settlements with the purported classes in these two cases, that the aggregate payout of $2,475 is a reasonable estimate of the contingent liability.

Note M.	Capital Leases

Property under capital leases included within equipment is as follows:

	December 31,
	2009	2008

Service vehicles	$4,043	$6,795
Parking equipment	64	497

	4,107	7,292
Less: Accumulated depreciation	(2,120)	(3,721)

	$1,987	$3,571

Amortization expense was $844, $1,432 and $1,758 in 2009, 2008 and 2007, respectively, which is included in depreciation expense.

Future minimum lease payments under capital leases at December 31, 2009 as well as the present value of the minimum lease payments through expiration are as follows:

2010	$574
2011	592
2012	639
2013	407

Total minimum payments	2,212
Less: Amounts representing interest	156

Present value of minimum payments	2,056
Less: Current portion	534

Total long-term portion	$1,522

Note N.	Goodwill and Intangible Assets

Goodwill is assigned to respective segments based upon the specific Region where the assets acquired and associated goodwill resided.

The following table reflects the changes in the carrying amounts of goodwill by reported segment for the years ended December 31, 2009 and 2008.

	Region	Region	Region	Region
	One	Two	Three	Four	Total

Balance as of December 31, 2007	$58,414	$4,949	$33,950	$22,577	$119,890

Acquired during the period	3,007	—	—	—	3,007
Adjustments to purchase price	—	—	1,252	—	1,252
Contingency payments related to acquisitions	272	—	17	—	289
Foreign currency translation	—	(888)	—	—	(888)

Balance as of December 31, 2008	$61,693	$4,061	$35,219	$22,577	$123,550

Acquired during the period	—	2,500	—	—	2,500
Adjustments to purchase price	(104)	—	—	—	(104)
Contingency payments related to acquisitions	260	—	8	—	268
Foreign currency translation	—	639	—	—	639

Balance as of December 31, 2009	$61,849	$7,200	$35,227	$22,577	$126,853

Note O.	Long-Term Receivables, net

Long-term receivables, net, consist of the following:

	Amount Outstanding
	December 31,	December 31,
	2009	2008

Bradley International Airport
Deficiency payments	$9,606	$5,961
Other Bradley related, net	3,203	3,203
Valuation allowance	(2,484)	(2,484)

Total long-term receivables, net	$10,325	$6,680

Agreement

We are entered into a 25-year agreement with the State of Connecticut (“State”) that expires on April 6, 2025, under which we operate the surface parking and 3,500 garage parking spaces at Bradley International Airport located in the Hartford, Connecticut metropolitan area. The Company manages the facility for which it is expected to receive a management fee.

The parking garage was financed on April 6, 2000 through the issuance of $53,800 of State of Connecticut special facility revenue bonds, representing $47,700 non-taxable Series A bonds and a separate taxable issuance of $6,100 Series B bonds. The Series B bonds were retired on July 1, 2006 according to the terms of the indenture. The Bradley agreement provides that we deposit with a trustee for the bondholders all gross revenues collected from operations of the surface and garage parking, and from these gross revenues. Principal and interest on the Bradley special facility revenue bonds increase from approximately $3,600 in lease year 2002 to approximately $4,500 in lease year 2025. Annual guaranteed minimum payments to the State increase from approximately $8,300 in lease year 2002 to approximately $13,200 in lease year 2024. The annual minimum guaranteed payment to the State by the trustee for the twelve months ended December 31, 2009 and 2008 was $9,731 and $9,531, respectively.

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

In the year ended December 31, 2009, we made deficiency payments of $3,645 and we did not record or receive any interest or premium income on deficiency repayments from the trustee. In the year ended December 31, 2008, we made deficiency payments (net of repayments received) of $1,826 and received $18 for premium income on deficiency repayments from the trustee. The receivable from the trustee for interest and premium income related to deficiency repayments was $0 as of December 31, 2009 and 2008.

The payments, if any, are recorded as a receivable by us for which we are reimbursed from time to time as provided in the trust agreement. As of December 31, 2009, and December 31, 2008, we have a receivable of $9,606 and $5,961, respectively, compromised of cumulative deficiency payments to the trustee, net of reimbursements. We believe these advances to be fully recoverable and therefore have not recorded a valuation allowance for them. We do not guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.

Per the Construction, Financing and Operating Special Facility Lease Agreement, which governs reimbursement of deficiency payments, places no time restriction or language exists limiting our right to reimbursement in the Lease.

The following table reconciles the beginning and ending balance of the receivable for each year presented:

	December 31,
	2009	2008

Deficiency payments:
Balance at beginning of year	$5,961	$4,135
Deficiency payments made	3,645	2,153
Deficiency repayment received	—	(327)

Balance at end of year	9,606	5,961
Other Bradley related	3,203	3,203
Valuation allowance	(2,484)	(2,484)

Total long-term receivables	$10,325	$6,680

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

The annual management fee is paid after the repayment of all deficiency payments, including accrued interest and premium, therefore due to the existence and length of time for repayment of the deficiency amounts to the Company, no management fees have been recognized. Management fees will be recognized in accordance with SAB 104 when “collectability is reasonably assured”.

Cumulative management fees of $4,200 have not been recognized as of December 31, 2009 and no management fees were recognized during 2009, 2008 or 2007.

Note P.	Stock Repurchases

2009 Stock Repurchases

In July 2008, our Board of Directors authorized us to repurchase shares of our common stock, on the open market or through private purchases, up to $60,000 in aggregate. As of December 31, 2008, $22,857 remained available for repurchase under this authorization.

During the first quarter of 2009, we repurchased 93,600 shares from third party shareholders at an average price of $18.23 per share, including average commissions of $0.03 per share, on the open market. Our former majority shareholder sold 119,701 shares to us in the first quarter of 2009 at an average price of $18.20 per share. The total value of the first quarter transactions was $3,885. We retired 200,650 shares during the first quarter of 2009, and retired and the remaining 12,651 shares in April 2009.

We did not make any share repurchases in the second, third and fourth quarters of 2009.

As of December 31, 2009, $18,973 remained available for repurchase under 2008 authorization by the Board of Directors.

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

As of December 31, 2008, $22,857 remained available for repurchase under the July 2008 authorization by the Board of Directors.

Note Q.	Domestic and Foreign Operations

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

Our business is managed based on regions administered by executive vice presidents. The following is a summary of revenues (excluding reimbursed management contract expense) and gross profit by regions for the years ended December 31, 2009, 2008, and 2007. Information related to prior periods has been recast to conform to the current regional alignment.

The Company has provided this business unit segment information for all comparable prior periods. Segment information is summarized as follows (in thousands):

	Year Ended December 31,
	2009		2008		2007

Revenues(a):
Region One
Lease contracts	$79,083		$83,250		$70,679
Management contracts	53,329		57,399		52,123

Total Region One	132,412		140,649		122,802
Region Two
Lease contracts	2,637		2,273		1,761
Management contracts	13,192		3,683		2,645

Total Region Two	15,829		5,956		4,406
Region Three
Lease contracts	19,350		24,843		27,649
Management contracts	54,790		53,405		42,414

Total Region Three	74,140		78,248		70,063
Region Four
Lease contracts	39,269		43,782		44,873
Management contracts	32,392		31,645		24,555

Total Region Four	71,661		75,427		69,428
Other
Lease contracts	102		163		365
Management contracts	(321)		(304)		(2,125)

Total Other	(219)		(141)		(1,760)
Reimbursed management contract expense	401,671		400,621		356,782

Total revenues	$695,494		$700,760		$621,721

Gross Profit
Region One
Lease contracts	$5,227	7%	$6,470	8%	$6,641	9%
Management contracts	27,679	52%	29,711	52%	29,382	56%

Total Region One	32,906		36,181		36,023
Region Two
Lease contracts	66	3%	594	26%	1,522	86%
Management contracts	4,823	37%	3,708	101%	1,716	65%

Total Region Two	4,889		4,302		3,238
Region Three
Lease contracts	1,855	10%	3,461	1%	2,835	10%
Management contracts	21,621	39%	26,997	51%	23,969	57%

Total Region Three	23,476		30,458		26,804
Region Four
Lease contracts	2,406	6%	3,512	8%	4,154	9%
Management contracts	15,383	47%	14,208	45%	12,390	50%

Total Region Four	17,789		17,720		16,544
Other
Lease contracts	(10)	(10)%	216	133%	625	171%
Management contracts	(291)	(91)%	1,919	631%	2,429	114%

Total Other	(301)		2,135		3,054
Total gross profit	78,759		90,796		85,663
General and administrative expenses	44,707		47,619		44,796
General and administrative expense percentage of gross profit	57%		52%		52%
Depreciation and amortization	5,828		6,059		5,335

Operating income	28,224		37,118		35,532
Other expenses (income):
Interest expense	6,012		6,476		7,056
Interest income	(268)		(173)		(610)

	5,744		6,303		6,446
Income before income taxes	22,480		30,815		29,086
Income tax expense	8,265		11,622		11,267

Net income	14,215		19,193		17,819
Less: Net income attributable to noncontrolling interest	123		148		446

Net income attributable to Standard Parking Corporation	$14,092		$19,045		$17,373

(a)	Excludes reimbursed management contract expenses.

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

We measure stock-based compensation expense at the grant date, based on the fair value of the award, and the expense is recognized over the requisite employee service period (generally the vesting period) for awards expected to vest (considering estimated forfeitures).

The Company has an amended and restated Long-Term Incentive Plan that was adopted in conjunction with our IPO. On February 27, 2008, our Board of Directors approved an amendment to our Long-Term Incentive Plan, subject to shareholder approval, that increased the maximum number of shares of common stock available for awards under the Long-Term Incentive Plan from 2,000,000 to 2,175,000 and extended the Plan’s termination date. Our shareholders approved this Plan amendment on April 22, 2009, and the Plan now terminates twenty years from the date of such approval, or April 22, 2028. At December 31, 2009, 113,558 shares remained available for award under the Plan. In most cases, options granted under the Plan vest at the end of a three-year period from the date of the award. Options are granted with an exercise price equal to the closing price at the date of grant.

Stock Options and Grants

We use the Black-Scholes option pricing model to estimate the fair value of each option grant as of the date of grant. The volatilities are based on the 90 day historical volatility of our common stock as the grant date. The risk free interest rate is based on zero-coupon U.S. government issues with a remaining term equal to the expected life of the option. For options granted prior to 2008, the expected life for options was calculated using the simplified method. The simplified method which was calculated as the vesting term plus the contractual term divided by two.

2007

Estimated weighted-average fair value of options granted	$7.86

2007

Weighted average dividend yield	0%
Weighted average volatility	34.84%
Weighted average risk free interest rate	4.65%
Expected life of option (years)	7

There were no options granted during the years ended December 31, 2009 and 2008.

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

The Company recognized $195, $411 and $282 of stock based compensation expense for the years ended December 31, 2009, 2008 and 2007, respectively, which is included in general and administrative expense. As of December 31, 2009, there was no unrecognized compensation costs related to unvested options.

The following table summarizes the transactions pursuant to our stock option plans for the last three years ended December 31.

			Weighted Average
			Remaining	Aggregate
	Number of	Weighted Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(in Years)	Value

Outstanding at December 31, 2006	1,021,064	$4.45
Granted	19,068	$17.03
Exercised	(228,654)	$4.36
Forfeited	(2,414)	$5.75

Outstanding at December 31, 2007	809,064	$4.77
Granted	—	n/a
Exercised	(152,161)	$4.75
Forfeited	—	n/a

Outstanding at December 31, 2008	656,903	$4.77

Granted	—	n/a
Exercised	(105,896)	$3.92
Forfeited	—	n/a

Outstanding at December 31, 2009	551,007	$4.50	3.1	$6,032

Vested and Exercisable at December 31, 2009	551,007	$4.50	3.1	$6,032

At December 31, 2009, 2008 and 2007, options to purchase 551,007, 656,903 and 801,964 shares of common stock, respectively, were exercisable at weighted average exercise prices of $4.50, $4.77 and $4.75 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008, and 2007 was $1,386, $2,615, and $3,204, respectively.

There were no nonvested options as of December 31, 2009 and 2008.

Performance-Based Incentive Program

In December 2006, the Board of Directors adopted a performance-based incentive program under our Long-Term Incentive Plan. This program provides participating executives with the opportunity to earn a combination of stock (50%) and cash (50%) if certain performance targets for pre-tax income and pre-tax free cash flow are achieved. On February 23, 2007, certain participating executives became entitled to performance restricted stock based on the stock price at the commencement of the three year performance cycle (2007 — 2009) and as a result 16,404 shares were issued subject to vesting upon the achievement of the performance goals. On April 13, 2007, an additional 13,294 shares of the performance restricted stock were issued subject to vesting upon the achievement of the three year performance goals to the remaining participating executives. On December 31, 2007, 3,849 shares were released free of restrictions in accordance with the achievement of the first year performance goals. On December 31, 2008, 7,072 shares were released free of restrictions in accordance with the achievement of the second year performance goals. On August 11, 2009, 2,816 forfeited shares were retired. On December 31, 2009, 6,756 shares were released free of restrictions in accordance with the achievement of the cumulative program performance goals. The remaining 9,205 restricted shares that were unvested as of December 31, 2009 were forfeited.

A summary of the status of the nonvested restricted stock shares as of December 31, 2009, and changes during the year ended December 31, 2009, is presented below:

		Weighted Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Nonvested at January 1, 2009	15,961	19.21
Granted	—	—
Vested	(6,756)	19.21
Forfeited	(9,205)	19.21

Nonvested at December 31, 2009	—	—

The total value of the restricted stock awards vested during the year ended December 31, 2009 was $130.

We record stock-based compensation expense for awards with performance conditions based on the probable outcome of that performance condition. The Company recognized $51 and $107 of stock-based compensation expense and $51 and $107 of cash compensation expense related to the performance-based incentive program, for the years ended December 31, 2009 and 2008, respectively, which is included in general and administrative expenses. As of December 31, 2009, there was $0 of unrecognized compensation costs related to the performance-based incentive program.

Restricted Stock Units

In March 2008, the Company’s Compensation Committee and the Board of Directors authorized a one-time grant of 750,000 restricted stock units that subsequently were awarded to members of our senior management team on July 1, 2008. In November 2008, an additional 5,000 restricted stock units were also awarded. The restricted stock units vest in one-third installments on each of the tenth, eleventh and twelfth anniversaries of the grant date. The restricted stock unit agreements provide for accelerated vesting upon the recipient reaching their retirement age.

The cost of restricted stock units is determined using the fair value of our common stock on the date of the grant, and compensation expense is recognized over the vesting period. In accordance with the guidance related to share-based payments, we estimate forfeitures at the time of the grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting forfeitures and record stock-based compensation expense only for those awards that are expected to vest.

A summary of the status of the restricted stock units as of December 31, 2009, and changes during the year ended December 31, 2009, is presented below:

		Weighted Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Nonvested at January 1, 2009	755,000	$18.26
Granted	—
Vested	—
Forfeited	—

Nonvested at December 31, 2009	755,000	$18.26

The Company recognized $2,046 and $991 of stock based compensation expense related to the restricted stock units for the year ended December 31, 2009 and 2008, respectively, which is included in general and administrative expense. As of December 31, 2009, there was $9,865 of unrecognized stock-based compensation costs, net of estimated forfeitures, related to the restricted stock units that is expected to be recognized over a weighted average period of approximately 7.1 years. As of December 31, 2008, there was $11,661 of unrecognized stock-based compensation costs, net of estimated forfeitures related to the restricted stock units that is expected to be recognized over a weighted average period of 7.8 years.

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

Date: March 12, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James A. Wilhelm James A. Wilhelm	Director, President and Chief Executive Officer (Principal Executive Officer)	March 12, 2010

/s/ Charles L. Biggs Charles L. Biggs	Director	March 12, 2010

/s/ Karen M. Garrison Karen M. Garrison	Director	March 12, 2010

/s/ John V. Holten John V. Holten	Director	March 12, 2010

/s/ Robert S. Roath Robert S. Roath	Director	March 12, 2010

/s/ Timothy J. White Timothy J. White	Director	March 12, 2010

/s/ G. Marc Baumann G. Marc Baumann	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 12, 2010

/s/ Daniel R. Meyer Daniel R. Meyer	Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer and Duly Authorized Officer)	March 12, 2010

STANDARD PARKING CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
Description	Year	Expenses	Reductions(1)	Year(2)
	(In thousands)

Year ended December 31, 2009:
Deducted from asset accounts
Allowance for doubtful accounts	$3,867	$667	$(1,532)	$3,002
Year ended December 31, 2008:
Deducted from asset accounts
Allowance for doubtful accounts	3,617	850	(600)	3,867
Year ended December 31, 2007:
Deducted from asset accounts
Allowance for doubtful accounts	3,384	1,066	(833)	3,617
Deducted from asset accounts
Deferred tax valuation account
Year ended December 31, 2009	456	—	(87)	369
Year ended December 31, 2008	608	—	(152)	456
Year ended December 31, 2007	569	39	—	608

(1)	Represents uncollectible accounts written off, net of recoveries and reversal of provision.

(2)	Includes long-term receivables valuation allowance of $2.5 million.

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of the Company filed on June 2, 2004 (incorporated by reference to exhibit 3.1 of the Company’s Annual Report on Form 10-K filed on March 13, 2009).
3.1.1	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company effective as of January 7, 2008 (incorporated by reference to exhibit 3.1.1 of the Company’s Annual Report on Form 10-K filed on March 13, 2009).
3.2	Fouth Amended and Restated Bylaws of the Company dated January 1, 2010 (incorporated by reference to exhibit 3.1 of the Company’s Current Report on Form 8-K filed on January 27, 2010).
4.1	Specimen common stock certificate (incorporated by reference to exhibit 4.1 of Amendment No. 2 to the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on May 18, 2004).
10.1	Amended and Restated Credit Agreement dated July 15, 2008 among the Company, various financial institutions, Bank of America, N.A. and Wells Fargo Bank, N.A. (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 18, 2008.
10.2	Rate Cap Transaction Letter Agreement dated March 1, 2010 between the Company and Wells Fargo (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 8, 2010).
10.3	Rate Cap Transaction Letter Agreement dated March 1, 2010 between the Company and Fifth Third (incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K filed on March 8, 2010).
10.4	Consulting Agreement dated May 15, 2006 by and among the Company, D&E Parking, Inc. and Dale G. Stark (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 17, 2006).
10.5+	Employment Agreement dated as of March 30, 1998 between the Company and Myron C. Warshauer (incorporated by reference to exhibit 10.6 of the Company’s Registration Statement on Form S-4, File No. 333-50437, filed on April 17, 1998).
10.5.1+	First Amendment to Employment Agreement dated July 7, 2003 between the Company and Myron C. Warshauer (incorporated by reference to exhibit 10.4.1 of the Company’s Annual Report on Form 10-K filed for December 31, 2004).
10.5.2+	Amendment to Employment Agreement dated as of May 10, 2004 between the Company and Myron C. Warshauer (incorporated by reference to exhibit 10.4.2 of the Company’s Annual Report on Form 10-K filed for December 31, 2004).
10.6+	Employment Agreement dated as of March 26, 1998 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.12 of the Company’s Registration Statement on Form S-4, File No. 333-50437, filed on April 17, 1998).
10.6.1+	Amendment to Employment Agreement dated as of June 19, 2000 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.5.1 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).
10.6.2+	Second Amendment to Employment Agreement dated as of December 6, 2000, between the Company and Michael K. Wolf, (incorporated by reference to exhibit 10.22 to the Company’s Annual Report on Form 10-K filed for December 31, 2000).
10.6.3+	Third Amendment to Employment Agreement dated April 1, 2002 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.19.3 to the Company’s Annual Report on Form 10-K filed for December 31, 2002).
10.6.4+	Fourth Amendment to Employment Agreement dated December 31, 2003 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.5.4 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).
10.6.5+	Fifth Amendment to Employment Agreement dated December 18, 2008 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.5.5 of the Company’s Annual Report on Form 10-K filed on March 13, 2009).
10.6.6+	Sixth Amendment to Employment Agreement dated January 28, 2009 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.3 of the Company’s Current Report on Form 8-K filed on February 3, 2009).
10.7+	Amended and Restated Executive Employment Agreement dated as of January 28, 2009 between Company and James A. Wilhelm (incorporated by reference to exhibit 10.3 of the Company’s Current Report on Form 8-K filed on February 3, 2009).
10.8+	Employment Agreement dated May 18, 1998 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.24 of the Company’s Annual Report on Form 10-K filed for December 31, 2001).

Exhibit
Number	Description

10.8.1+	First Amendment to Employment Agreement dated as of November 7, 2001 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.25 of the Company’s Annual Report on Form 10-K filed for December 31, 2001).
10.8.2+	Second Amendment to Employment Agreement dated as of August 1, 2003 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.7.2 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).
10.8.3+	Third Amendment to Employment Agreement dated as of April 1, 2005 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.7.3 of the Company’s Annual Report on Form 10-K filed on March 13, 2009).
10.8.4+	Fourth Amendment to Employment Agreement dated as of December 29, 2008 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.7.4 of the Company’s Annual Report on Form 10-K filed on March 13, 2009).
10.8.5+	Fifth Amendment to Employment Agreement dated as of January 28, 2009 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.7.5 of the Company’s Annual Report on Form 10-K filed on March 13, 2009).
10.9+	Amended and Restated Executive Employment Agreement dated as of December 1, 2002 between the Company and John Ricchiuto (incorporated by reference to exhibit 10.22.2 of the Company’s Annual Report on Form 10-K filed for December 31, 2002).
10.9.1+	First Amendment to Amended and Restated Executive Employment Agreement dated as of April 11, 2005, between the Company and John Ricchiuto (incorporated by reference to exhibit 10.3 of the Company’s Current Report on Form 8-K filed on March 7, 2005).
10.10+	Amended and Restated Employment Agreement dated March 1, 2005, between the Company and Steven A. Warshauer (incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 7, 2005).
10.11+	Amended and Restated Executive Employment Agreement dated as of May 18, 2006 between the Company and Edward E. Simmons (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 24, 2006).
10.12+	Amended and Restated Employment Agreement between the Company and G. Marc Baumann dated as of October 1, 2001 (incorporated by reference to exhibit 10.27 to the Company’s Annual Report on Form 10-K filed for December 31, 2001).
10.12.1+	First Amendment to Amended and Restated Employment Agreement between the Company and G. Marc Baumann dated as of December 29, 2008 (incorporated by reference to exhibit 10.11.1 of the Company’s Annual Report on Form 10-K filed on March 13, 2009).
10.12.2+	Second Amendment to Amended and Restated Employment Agreement between the Company and G. Marc Baumann dated as of January 28, 2009 (incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 3, 2009).
10.13+	Amended and Restated Executive Employment Agreement dated as of March 1, 2005, between the Company and Thomas L. Hagerman (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 7, 2005).
10.13.1+	First Amendment to Amended and Restated Executive Employment Agreement dated October 1, 2007 between the Company and Thomas Hagerman (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed for September 30, 2007).
10.14*+	Executive Employment Agreement dated March 15, 2005 between the Company and Gerard M. Klaisle.
10.14.1*+	First Amendment to Amended and Restated Executive Employment Agreement dated December 29, 2008 between the Company and Gerard M. Klaisle.
10.15+	Long-Term Incentive Plan dated as of May 1, 2004 (incorporated by reference to exhibit 10.12 of Amendment No. 1 to the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on May 10, 2004).
10.15.1+	Long-Term Incentive Plan Amendment effective as of April 22, 2008 (incorporated by reference to Appendix B of the Company’s 2008 Proxy on Form DEF 14A, filed on April 1, 2008).
10.16+	Form of Amended and Restated Stock Option Award Agreement between the Company and an optionee (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 21, 2005).
10.16.1+	Form of First Amendment to the Amended and Restated Stock Option Award Agreement between the Company and an optionee (incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 21, 2005).

Exhibit
Number	Description

10.17	Consulting Agreement dated as of October 16, 2001 between the Company and Shoreline Enterprises, LLC (incorporated by reference to exhibit 10.36 of the Company’s Annual Report on Form 10-K filed for December 31, 2001).
10.17.1	Amendment to Consulting Agreement dated as of May 10, 2004 between the Company and Shoreline Enterprises, LLC (incorporated by reference to exhibit 10.14.1 of the Company’s Annual Report on Form 10-K filed for December 31, 2004).
10.18	Executive Parking Management Agreement dated as of May 1, 1998 by and among the Company, D&E Parking, Edward E. Simmons and Dale G. Stark (incorporated by reference to exhibit 10.32 of the Company’s Annual Report on Form 10-K filed for December 31, 2002).
10.18.1	First Amendment to Executive Parking Management Agreement dated as of August 1, 1999 by and among the Company, D&E Parking, Edward E. Simmons and Dale G. Stark (incorporated by reference to exhibit 10.32.1 to the Company’s Annual Report on Form 10-K filed for December 31, 2002).
10.19	Consulting Agreement effective as of May 1, 2007 by and among the Company, D&E Parking, Inc. and Dale G. Stark (incorporated by reference to exhibit 10.17 of the Company’s Annual Report on Form 10-K for December 31, 2007).
10.20	Property Management Agreement dated as of September 1, 2003 between the Company and Paxton Plaza, LLC (incorporated by reference to exhibit 10.19 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).
10.21	Property Management Agreement dated as of September 1, 2003 between the Company and Infinity Equities, LLC (incorporated by reference to exhibit 10.20 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).
10.22	Agreement of Lease dated as of June 4, 1998 between the Company and LaSalle National Bank, as successor trustee to LaSalle National Trust, N.A. as successor trustee to LaSalle National Bank. (incorporated by reference to exhibit 10.21 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).
10.22.1	First Amendment to Agreement of Lease dated as of May 1, 1999 between the Company and LaSalle National Bank, as successor trustee to LaSalle National Trust, N.A. as successor trustee to LaSalle National Bank (incorporated by reference to exhibit 10.21.1 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).
10.22.2	Second Amendment to Agreement of Lease dated as of July 27, 2000 between the Company and LaSalle National Bank, as successor trustee to LaSalle National Trust, N.A. as successor trustee to LaSalle National Bank (incorporated by reference to exhibit 10.21.2 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).
10.22.3	Third Amendment to Agreement of Lease dated as of September 11, 2003 between the Company and LaSalle National Bank, as successor trustee to LaSalle National Trust, N.A. as successor trustee to LaSalle National Bank (incorporated by reference to exhibit 10.21.3 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).
10.23+	Consulting Agreement dated as of March 1, 2004 between the Company and Gunnar E. Klintberg (incorporated by reference to exhibit 10.24 of Amendment No. 1 to the Company’s Registration Form S-1, File No. 333-112652, filed on May 10, 2004).
10.23.1+	First Amendment to Consulting Agreement dated March 15, 2006 between the Company and Gunnar E. Klintberg (incorporated by reference to exhibit 10.24.1 of the Company’s Current Report on Form 8-K filed on March 16, 2006).
10.24	Form of Property Management Agreement (incorporated by reference to exhibit 10.30 of the Company’s Annual Report on Form 10-K filed on March 10, 2006).
10.25	Form of Standard Parking Corporation Restricted Stock Unit Agreement dated as of July 1, 2008 (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 2, 2008).
10.25.1	First Amendment to Form of Standard Parking Corporation Restricted Stock Unit Agreement (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K as filed on August 6, 2009).
10.26	Guaranty Agreement of APCOA/Standard Parking, Inc. dated as of March 2000 to and for the benefit of the State of Connecticut, Department of Transportation (incorporated by reference to exhibit 10.27 of the Company’s Annual Report on Form 10-K filed on March 13, 2009).
10.27	Construction, Financing and Operating Special Facility Lease Agreement dated as of March 2000 between the State of Connecticut Department of Transportation and APCOA Bradley Parking Company, LLC (incorporated by reference to exhibit 10.28 of the Company’s Annual Report on Form 10-K filed on March 13, 2009).

Exhibit
Number	Description

10.28	Trust Indenture dated March 1, 2000 between State of Connecticut and First Union National Bank as Trustee (incorporated by reference to exhibit 10.29 of the Company’s Annual Report on Form 10-K filed on March 13, 2009).
10.29	Registration Rights Agreement dated June 2, 2004 between the Company and Steamboat, as amended to join additional financial institutions as parties on May 15, 2009 (incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K as filed on May 18, 2009).
10.29.1	Amendment No. 1 to Registration Rights Agreement, dated as of November 9, 2009, by and among the Company, and GSO Special Situations Fund LP, GSO Special Situations Overseas Master Fund Ltd., GSO Special Situations Overseas Benefit Plan Fund Ltd., GSO Capital Opportunities Fund LP, and CML VII, LLC (incorporated by reference to exhibit 10.1 of the Company’s Current Report of Form 8-K filed on November 12, 2009).
10.30*	Restrictive Covenants and Release Agreement effective as of August 31, 2009 between the Company and A. Petter Østberg.
14.1	Code of Ethics (incorporated by reference to exhibit 14.1 of the Company’s Annual Report on Form 10-K for December 31, 2002).
21.1*	Subsidiaries of the Company.
23*	Consent of Independent Registered Public Accounting Firm dated as of March 12, 2010.
31.1*	Section 302 Certification dated March 12, 2010 for James A. Wilhelm, Director, President and Chief Executive Officer (Principal Executive Officer).
31.2*	Section 302 Certification dated March 12, 2010 for G. Marc Baumann, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer).
31.3*	Section 302 Certification dated March 12, 2010 for Daniel R. Meyer, Senior Vice President Corporate Controller and Assistant Treasurer (Principal Accounting Officer and Duly Authorized Officer).
32*	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 12, 2010.

*	Filed herewith.

+	Management contract or compensation plan, contract or agreement.