Form 10-Q
period 2010-03-31
STANDARD PARKING CORP
filed 2010-05-07
CIK 1059262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of April 30, 2010, there were 15,509,130 shares of common stock of the registrant outstanding.

STANDARD PARKING CORPORATION
FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
STANDARD PARKING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share data)

	March 31, 2010	December 31, 2009
	(Unaudited)	(see Note)
ASSETS
Current assets:
Cash and cash equivalents	$8,758	$8,256
Notes and accounts receivable, net	48,529	44,490
Prepaid expenses and supplies	4,014	5,401
Deferred taxes	3,457	3,457

Total current assets	64,758	61,604
Leasehold improvements, equipment and construction in progress, net	17,015	17,175
Advances and deposits	4,468	4,904
Long-term receivables, net	11,699	10,325
Intangible and other assets, net	7,776	6,765
Cost of contracts, net	10,832	12,879
Goodwill	129,464	126,853

Total assets	$246,012	$240,505

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,849	$48,502
Accrued and other current liabilities	29,803	33,156
Current portion of long-term borrowings	654	662

Total current liabilities	81,306	82,320
Deferred taxes	8,667	8,151
Long-term borrowings, excluding current portion	111,435	112,549
Other long-term liabilities	26,379	22,808
Standard Parking Corporation’s stockholders’ equity:
Common stock, par value $.001 per share; 21,300,000 shares authorized; 15,425,744 and 15,385,428 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	15	15
Additional paid-in capital	92,512	91,793
Accumulated other comprehensive income	297	313
Accumulated deficit	(74,527)	(77,372)

Total Standard Parking Corporation stockholders’ equity	18,297	14,749
Noncontrolling interest	(72)	(72)

Total equity	18,225	14,677

Total liabilities and stockholders’ equity	$246,012	$240,505

Note:
The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See Notes to Condensed Consolidated Interim Financial Statements.

STANDARD PARKING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for share and per share data, unaudited)

	Three Months Ended
	March 31, 2010	March 31, 2009
Parking services revenue:
Lease contracts	$33,116	$34,700
Management contracts	40,075	38,293

	73,191	72,993
Reimbursed management contract expense	106,055	102,558

Total revenue	179,246	175,551
Cost of parking services:
Lease contracts	31,771	32,949
Management contracts	22,264	20,391

	54,035	53,340
Reimbursed management contract expense	106,055	102,558

Total cost of parking services	160,090	155,898
Gross profit:
Lease contracts	1,345	1,751
Management contracts	17,811	17,902

Total gross profit	19,156	19,653
General and administrative expenses (1)	11,560	12,761
Depreciation and amortization	1,460	1,487

Operating income	6,136	5,405
Other expenses (income):
Interest expense	1,490	1,436
Interest income	(53)	(67)

	1,437	1,369
Income before income taxes	4,699	4,036
Income tax expense	1,847	1,574

Net income	2,852	2,462
Less: Net income attributable to noncontrolling interest	7	64

Net income attributable to Standard Parking Corporation	$2,845	$2,398

Common stock data:
Net income per share:
Basic	$0.18	$0.15
Diluted	$0.18	$0.15
Weighted average shares outstanding:
Basic	15,390,514	15,296,282
Diluted	15,804,599	15,628,952

(1)	Non-cash stock based compensation expense of $508 and $527 for the three months ended March 31, 2010 and 2009, respectively, included in general and administrative expenses.
See Notes to Condensed Consolidated Interim Financial Statements.

STANDARD PARKING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended
	March 31, 2010	March 31, 2009
Operating activities:
Net income	$2,852	$2,462
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	1,445	1,390
Loss on sale of assets	18	82
Amortization of debt issuance costs	159	161
Non-cash stock-based compensation	508	527
Excess tax benefit related to stock option exercises	(75)	—
(Reversal) provision for losses on accounts receivable	(111)	253
Deferred income taxes	516	612
Change in operating assets and liabilities	(3,534)	(5,186)

Net cash provided by operating activities	1,778	301
Investing activities:
Purchase of leaseholds improvements and equipment	(452)	(847)
Cost of contracts purchased	—	(604)
Capitalized interest	(36)	(17)
Contingent purchase payments	(11)	(8)

Net cash used in investing activities	(499)	(1,476)
Financing activities:
Repurchase of common stock	—	(3,884)
Proceeds from exercise of stock options	135	—
Tax benefit related to stock option exercises	75	—
(Payments on) proceeds from senior credit facility	(950)	7,150
Distribution to noncontrolling interest	(7)	(52)
Payments on long-term borrowings	(31)	(29)
Payments on capital leases	(141)	(289)

Net cash (used in) provided by financing activities	(919)	2,896
Effect of exchange rate changes on cash and cash equivalents	142	(234)

Increase in cash and cash equivalents	502	1,487
Cash and cash equivalents at beginning of period	8,256	8,301

Cash and cash equivalents at end of period	$8,758	$9,788

Supplemental disclosures:
Cash paid during the period for:
Interest	$1,296	$1,546
Income taxes	1,015	594
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
In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the financial position and results of operations have been included. Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that might be expected for any other interim period or the fiscal year ending December 31, 2010. The financial statements presented in this report should be read in conjunction with the consolidated financial statements and footnotes thereto included in our 2009 Annual Report on Form 10-K filed March 12, 2010.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and variable interest entities in which the Company is the primary beneficiary. Noncontrolling interest recorded in the consolidated statement of income is the partner’s noncontrolling interest in consolidated VIEs. We have interests in twelve joint ventures and one limited liability company. The twelve joint ventures each operate between one and thirty parking facilities. The limited liability company collects and distributes parking facility data for a fee. Of the thirteen variable interest entities, six are consolidated into our financial statements, and seven are single purpose entities where the Company is not the primary beneficiary and therefore has a noncontrolling interest as power is shared. Investments in variable interest entities where the Company is not the primary beneficiary are accounted for under the equity method. All significant intercompany profits, transactions and balances have been eliminated in consolidation.
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
On February 22, 2010, we entered into interest rate cap agreements with Wells Fargo Bank N.A. (“Wells Fargo”) and Fifth Third Bank (“Fifth Third”), allowing us to limit our exposure on a portion of our borrowings under the Credit Agreement (“Rate Cap Transactions”). Pursuant to two separate letter agreements between the Company and Wells Fargo and Fifth Third, respectively, we will receive payments from Wells Fargo and Fifth Third each quarterly period to the extent that the prevailing three month LIBOR during that period exceeds our cap rate of 3.25%. The Rate Cap Transactions are effective March 31, 2010, and will settle each quarter on a date that is intended to coincide with our quarterly interest payment dates under the Credit Agreement. The Rate Cap Transactions cap our LIBOR interest rate on a notional amount of $50 million at 3.25% for a total of 39 months. These Rate Cap Transactions are classified as a cash flow hedge, and we calculate the effectiveness of the hedge on a quarterly basis. The ineffective portion of the cash flow hedge is recognized in current period earnings as an increase of interest expense. The fair value of the interest rate cap at March 31, 2010 is $540 and is included in prepaid expenses.
2. Stock-Based Compensation
We measure share-based compensation expense at the grant date, based on the fair value of the award, and the expense is recognized over the requisite employee service period (generally the vesting period) for awards expected to vest (considering estimated forfeitures).

The Company has an amended and restated Long-Term Incentive Plan that was adopted in conjunction with our initial public offering. On February 27, 2008, our Board approved an amendment to our Long-Term Incentive Plan, subject to shareholder approval, that increased the maximum number of shares of common stock available for awards under the Long-Term Incentive Plan from 2,000,000 to 2,175,000 and extended the Plan’s termination date. Our shareholders approved this Plan amendment on April 22, 2008, and the Plan now terminates twenty years from the date of such approval, or April 22, 2028. At March 31, 2010, 113,558 shares remained available for award under the Plan. In most cases, options granted under the Plan vest at the end of a three-year period from the date of the award. Options are granted with an exercise price equal to the closing price at the date of grant.
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
There were no options granted during the three months ended March 31, 2010 and 2009.
The Company recognized no stock-based compensation expense related to stock options for the three months ended March 31, 2010 and 2009 as all options previously granted were fully vested. As of March 31, 2010, there were no unrecognized compensation costs related to unvested options.
Performance-Based Incentive Program
In December 2006, the Board of Directors adopted a performance-based incentive program under our Long-Term Incentive Plan. This program provided participating executives with the opportunity to earn a combination of stock (50%) and cash (50%) if certain performance targets for pre-tax income and pre-tax free cash flow are achieved. On February 23, 2007, certain participating executives became entitled to performance restricted stock based on the stock price at the commencement of the three year performance cycle (2007-2009) and as a result 16,404 shares were issued subject to vesting upon the achievement of the performance goals. On April 13, 2007, an additional 13,294 shares of the performance restricted stock were issued subject to vesting upon the achievement of the three year performance goals to the remaining participating executives. On December 31, 2007, 3,849 shares were released free of restrictions in accordance with the achievement of the first year performance goals. On December 31, 2008, 7,072 shares were released free of restrictions in accordance with the achievement of the second year performance goals. On August 11, 2009, 2,816 forfeited shares were retired. On December 31, 2009, 6,756 shares were released free of restrictions in accordance with the achievement of the cumulative program performance goals. The remaining 9,205 shares that were unvested at December 31, 2009 were forfeited. The plan was completed as of December 31, 2009 and the forfeited shares were subsequently retired on April 22, 2010.
We record stock-based compensation expense for awards with performance conditions based on the probable outcome of that performance condition. The Company recognized no stock-based compensation expense and no cash compensation expense related to the performance-based incentive program for the three months ended March 31, 2010. The Company recognized $10 of stock-based compensation expense and $10 of cash compensation expense related to the performance-based incentive program for the three months ended March 31, 2009.
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
The cost of restricted stock units is determined using the fair value of our common stock on the date of the grant, and compensation expense is recognized over the vesting period. In accordance with the guidance related to share-based payments, we estimated forfeitures at the time of the grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting forfeitures and record stock-based compensation expense only for those awards that are expected to vest.
The Company recognized $508 and $517 of stock based compensation expense related to the restricted stock units for the three months ended March 31, 2010 and 2009, respectively, which is included in general and administrative expense. As of March 31, 2010, there was $9,356 of unrecognized stock-based compensation costs, net of estimated forfeitures, related to the restricted stock units that is expected to be recognized over a weighted average period of approximately 7.1 years.

3. Net Income Per Common Share
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
A reconciliation of the weighted average basic common shares outstanding to the weighted average diluted common shares outstanding is as follows (Unaudited):

	Three Months Ended March 31
	2010	2009
Weighted average common basic shares outstanding	15,390,514	15,296,282
Effect of dilutive stock options and restricted stock units	414,085	332,670

Weighted average common diluted shares outstanding	15,804,599	15,628,952

Net income per share:
Basic	$0.18	$0.15
Diluted	$0.18	$0.15
There were 19,068 anti-dilutive options excluded in the computation of diluted earnings per share for the three months ended March 31, 2010 because the options’ exercise prices were greater than the average market price of the common stock. There were no anti-dilutive options for the three months ended March 31, 2009.
For the three months ended March 31, 2010 and 2009, 9,205 and 18,777 shares, respectively, of performance based restricted stock were not included in the computation of weighted diluted common share amounts because the number of shares ultimately issued is contingent on the Company’s performance goals, which were not achieved as of that date. The plan was completed as of December 31, 2009 and all forfeited shares were subsequently retired on April 22, 2010.
There are no additional securities that could dilute basic EPS in the future that were not included in the computation of diluted EPS, other than those disclosed.
4. Recently Issued Accounting Pronouncements
Accounting Standards Net Yet Adopted
In October 2009, the FASB issued updated accounting guidance that amends the guidance related to revenue recognition-multiple-element arrangements. The standards enable companies to account for certain products and services (deliverables) separately rather than as a combined unit. This accounting guidance provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. A company may adopt the new standard retroactively and early application is permitted. The Company currently does not have any multiple-element arranagements.
Accounting Standards Adopted
In June 2009, the FASB updated the accounting standards related to the consolidation of variable interest entities. This new guidance requires a qualitative approach to identifying a controlling financial interest in a VIE, and requires an ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. The updated accounting guidance is effective for annual reporting periods beginning after November 15, 2009. The Company’s adoption of this updated accounting guidance on January 1, 2010 did not impact the financial condition or results of operations of the Company.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. The majority of the provisions of this update are effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this standard did not have a material impact on our financial statements.
5. Acquisitions
2009 Acquisitions
On July 1, 2009, the Company acquired substantially all of the assets of Gameday Management Group U.S. Gameday Management, based in Orlando, Florida, which plans and operates transportation and parking systems for major stadiums and sporting events in the amount of $7,328, of which $2,450 was paid in cash, net of a hold back of $50, and $4,828 of potential earn-out payments. Among the assets acquired is Gameday’s Click and Park online parking and traffic management system, which enables customers to purchase reserved parking online in advance of an event. The acquisition represents an acquisition of a business and was accounted for using the purchase method of accounting. This acquisition is not considered material to the Company.
The purchase price allocations are based on preliminary estimates of intangibles with finite lives of $2,393 and goodwill of $4,935. The Company has engaged a third party valuation firm to provide a fair value analysis. These estimates are subject to revision after the Company completes its fair value analysis. The Company financed the acquisition through additional term borrowings under the senior credit facility and existing cash. The results of operations of this acquisition are included in the Company’s consolidated statement of income from the date of acquisition.
The Company expensed acquisition related costs of $15 in 2010 and $178 in 2009. These costs are included in General and Administrative expenses in the income statement.

6. Leasehold Improvements, Equipment and Construction in Progress, Net
A summary of leasehold improvements, equipment, and construction in progress and related accumulated depreciation and amortization is as follows:

	Ranges of Estimated
	useful life	March 31, 2010	December 31, 2009
		(Unaudited)
Equipment	2-10 years	$31,094	$28,568
Leasehold improvements	Shorter of lease term or economic life up to 10 years	9,680	9,708
Construction in progress		5,350	7,543

		46,124	45,819
Less accumulated depreciation and amortization		(29,109)	(28,644)

Leasehold improvements, equipment and construction in progress, net		$17,015	$17,175

Depreciation expense was $919 and $966 for the three months ended March 31, 2010 and 2009, respectively. Depreciation includes losses on abandonments of leasehold improvements and equipment of $18 and $97 in 2010 and 2009, respectively.
7. Cost of Contracts, Net
Cost of contracts represents the contractual rights associated with providing parking services at a managed or leased facility. Cost consists of either capitalized payments made to third parties or the value ascribed to contracts acquired through acquisition. Cost of contracts is amortized over the estimated life of the contracts, including anticipated renewals and terminations.
The balance of cost of contracts is comprised of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)
Cost of contracts	$17,194	$18,885
Accumulated amortization	(6,362)	(6,006)

Cost of contracts, net	$10,832	$12,879

Amortization expense related to cost of contracts was $356 and $397 for the three months ended March 31, 2010 and 2009, respectively. The weighted average useful life is 10 years for 2010 and 10 years for 2009.
8. Goodwill
Goodwill is assigned to reporting units based upon the specific Region where the assets acquired and associate goodwill resided.

The following table reflects the changes in the carrying amounts of goodwill by reported segment for the three months ended March 31, 2010 (Unaudited).

	Region	Region	Region	Region
	One	Two	Three	Four	Total
Balance as of January 1, 2010	$61,849	$7,200	$35,227	$22,577	$126,853
Acquisitions	—	—	—	—	—
Adjustments to purchase price*	—	2,435	—	—	2,435
Contingency payments related to acquisitions	—	—	11	—	11
Foreign currency translation	—	165	—	—	165

Balance as of March 31, 2010	$61,849	$9,800	$35,238	$22,577	$129,464

*	The Company engaged a third party valuation firm to provide a fair value analysis. These estimates are subject to revision after the Company completes its fair value analysis.
9. Long-Term Receivables, Net
Long-term receivables, net, consist of the following:

	Amount Outstanding
	March 31, 2010	December 31, 2009
	(Unaudited)
Bradley International Airport
Deficiency payments	$10,980	$9,606
Other Bradley related, net	3,203	3,203
Valuation allowance	(2,484)	(2,484)

Total long-term receivables, net	$11,699	$10,325

Agreement
We entered into a 25-year agreement with the State of Connecticut that expires on April 6, 2025, under which we operate the surface parking and 3,500 garage parking spaces at Bradley International Airport located in the Hartford, Connecticut metropolitan area. The Company manages the facility for which it is expected to receive a management fee.
The parking garage was financed on April 6, 2000 through the issuance of $53,800 of State of Connecticut special facility revenue bonds, representing $47,700 non-taxable Series A bonds and a separate taxable issuance of $6,100 Series B bonds. The Series B bonds were retired on July 1, 2006 according to the terms of the indenture. The Bradley agreement provides that we deposit with a trustee for the bondholders all gross revenues collected from operations of the surface and garage parking, and from these gross revenues, the trustee pays debt service on the special facility revenue bonds, operating and capital maintenance expenses of the surface and garage parking facilities and specific annual guaranteed minimum payments to the State. Principal and interest on the Bradley special facility revenue bonds increase from approximately $3,600 in lease year 2002 to approximately $4,500 in lease year 2025. Annual guaranteed minimum payments to the State will increase from approximately $8,300 in lease year 2002 to approximately $13,200 in lease year 2024. The annual minimum guaranteed payment to the State by the trustee for the three months ended March 31, 2010 and 2009 was $2,462 and $2,412, respectively.
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
The following is the list of Guaranteed Payments:
•	Garage and surface operating expenses

•	Principal and interest on Bonds

•	Trustee expenses

•	Major maintenance and capital improvement deposits

•	State Minimum Guarantee

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
In the three months ended March 31, 2010, we made deficiency payments of $1,374 and we did not record or receive any interest and premium income related to deficiency repayments from the trustee. In the three months ended March 31, 2009, we made deficiency payments of $1,082 and we did not record or receive any interest and premium income related to deficiency repayments from the trustee. The receivable from the trustee for interest and premium income related to deficiency repayments was $0 as of March 31, 2010 and March 31, 2009.
The deficiency payments, if any, are recorded as a receivable by us for which we are reimbursed from time to time as provided in the trust agreement. As of March 31, 2010 and December 31, 2009, we have a receivable of $10,980 and $9,606, respectively, compromised of cumulative deficiency payments to the trustee, net of reimbursements. We believe these advances to be fully recoverable and therefore have not recorded a valuation allowance for them. We do not guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.
The Construction, Financing and Operating Special Facility Lease Agreement, which governs reimbursement of Guarantor Payments, places no time restriction or limits on our right to reimbursement.
The following table reconciles the beginning and ending balance of the receivable for each period presented:

	March 31, 2010	December 31, 2009
	(Unaudited)
Deficiency payments:
Balance at beginning of period	$9,606	$5,961
Deficiency payments made	1,374	3,645
Deficiency repayment received	—	—

Balance at end of period	10,980	9,606
Other Bradley related	3,203	3,203
Valuation allowance	(2,484)	(2,484)

Total long-term receivables	$11,699	$10,325

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
The annual management fee is paid after the repayment of all deficiency payments, including accrued interest and premium. Therefore, due to the existence and length of time for repayment of the deficiency amounts to the Company, no management fees have been recognized. Management fees will be recognized in accordance with SAB 104 when “collectibility is reasonably assured.”
Cumulative management fees of $4,350 have not been recognized as of March 31, 2010 and no management fee income was recognized during the three months ending March 31, 2010 and 2009.

10. Borrowing Arrangements
Long-term borrowings, in order of preference, consist of:

	Amount Outstanding
	Due Date	March 31, 2010	December 31, 2009
		(Unaudited)
Senior credit facility	June 2013	$108,900	$109,850
Capital lease obligations	Various	1,915	2,056
Obligations on Seller notes and other	Various	1,274	1,305

		112,089	113,211
Less current portion		654	662

		$111,435	$112,549

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
We are in compliance with all of our financial covenants as of March 31, 2010.
The weighted average interest rate on our senior credit facility at March 31, 2010 and December 31, 2009 was 3.3% and 3.2%, respectively. The rate includes all outstanding LIBOR contracts, interest rate cap effect and letters of credit. The weighted average interest rate on outstanding borrowings, not including letters of credit, was 3.3% and 3.3% at March 31, 2010 and December 31, 2009, respectively.
At March 31, 2010, we had $16,884 of letters of credit outstanding under the senior credit facility, borrowings against the senior credit facility aggregated $108,900, and we had $19,405 available under the senior credit facility.
We have entered into various financing agreements, which were used for the purchase of equipment.
11. Stock Repurchases
In July 2008, our Board of Directors authorized us to repurchase shares of our common stock, on the open market or through private purchases, up to $60,000 in aggregate. As of December 31, 2009, $18,973 remained available for repurchase under this authorization.
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

We did not make any share repurchases subsequent to the first quarter of 2009..As of March 31, 2010, $18,973 remained available for repurchase under the July 2008 authorization by the Board of Directors.
12. Business Unit Segment Information
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
Our business is managed based on regions administered by executive vice presidents. Regions one and three are generally organized geographically. The following is a summary of revenues (excluding reimbursed management contract expense) and gross profit by regions for the three months ended March 31, 2010 and 2009. Information related to prior periods has been recast to conform to the current region alignment.

The Company has provided this business unit segment information for all comparable prior periods. Segment information is summarized as follows (in thousands):

	For the three months ended
	March 31,	Gross	March 31,	Gross
	2010	Margin	2009	Margin
Revenues:
Region One
Lease contracts	$17,035		$19,213
Management contracts	11,913		13,572

Total Region One	28,948		32,785
Region Two
Lease contracts	746		620
Management contracts	8,091		2,192

Total Region Two	8,837		2,812
Region Three
Lease contracts	4,955		4,905
Management contracts	12,469		14,164

Total Region Three	17,424		19,069
Region Four
Lease contracts	10,375		9,913
Management contracts	7,548		8,317

Total Region Four	17,923		18,230
Other
Lease contracts	5		49
Management contracts	54		48

Total Other	59		97
Reimbursed expense	106,055		102,558

Total revenues	$179,246		$175,551

Gross Profit
Region One	$153	1%	$734	4%
Lease contracts	6,234	52%	7,093	52%

Management contracts	6,387		7,827
Total Region One
Region Two
Lease contracts	75	10%	16	3%
Management contracts	2,174	27%	848	39%

Total Region Two	2,249		864
Region Three
Lease contracts	369	7%	412	8%
Management contracts	5,772	46%	6,233	44%

Total Region Three	6,141		6,645
Region Four
Lease contracts	682	7%	522	5%
Management contracts	3,618	48%	4,090	49%

Total Region Four	4,300		4,612
Other
Lease contracts	66	1,320%	67	137%
Management contracts	13	24%	(362)	(754)%

Total Other	79		(295)
Total gross profit	19,156		19,653
General and administrative expenses	11,560		12,761
General and administrative expense percentage of gross profit	60%		65%
Depreciation and amortization	1,460		1,487

Operating income	6,136		5,405
Other expenses (income):
Interest expense	1,490		1,436
Interest income	(53)		(67)

	1,437		1,369
Income before income taxes	4,699		4,036
Income tax expense	1,847		1,574

Net income	2,852		2,462
Less: Net income attributable to noncontrolling interest	7		64

Net income attributable to Standard Parking Corporation	$2,845		$2,398

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
13. Comprehensive Income
Comprehensive income consists of the following components, net of tax (Unaudited):

	For the three months ended
	March 31, 2010	March 31, 2009
Net income	$2,852	$2,462
Revaluation of interest rate cap	(159)	—
Effect of foreign currency translation	456	(234)

Comprehensive income	3,149	2,228
Less: comprehensive income attributable to noncontrolling interest	7	64

Comprehensive income attributable to Standard Parking Corporation	$3,142	$2,164

14. Income Taxes
For the three months ended March 31, 2010, the Company recognized income tax expense of $1,847 on pre-tax earnings of $4,699 compared to $1,574 income tax expense on pre-tax earnings of $4,036 for the three months ended March 31, 2009. Income tax expense is based on a projected annual effective tax rate of approximately 39.3% for the three months ended March 31, 2010 compared to approximately 39.0% for the three months ended March 31, 2009. The change in the Company’s effective tax rate resulted primarily from the adoption of the FASB updated accounting guidance on reporting non-controlling interests in consolidated financial statements.
In July 2006, the FASB issued accounting guidance for uncertainty in income taxes. The accounting guidance for uncertainty in income taxes recognized in an enterprise’s financial statements also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes potential interest and penalties related to uncertain tax positions, if any, in income tax expense. Upon adoption, the Company completed a detailed analysis of its tax positions and determined that the implementation of this guidance did not have an impact on the Company’s financial position or results from operations. As of March 31, 2010, the Company has not identified any tax positions that would have a material impact on the Company’s financial position.
The tax years that remain subject to examination for the Company’s major tax jurisdictions at March 31, 2010 are shown below:

2004 — 2009	United States — federal income tax
2003 — 2009	United States — state and local income tax
2005 — 2009	Canada

15. Legal Proceedings
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
As previously disclosed, the Company has been in mediation and discussions with plaintiffs regarding the possible resolution of a California labor code violations case brought against the Company in which plaintiffs are seeking class certification of their claims. Subject to the approval of the court, the Company has entered into a settlement agreement related to Jorge Jaime v. Standard Parking Corporation and two other consolidated cases on March 9, 2010. We also have entered into a memorandum of understanding dated January 5, 2010 for the tentative settlement, subject to court approval, of Grant v. Preferred Security Services, Inc., a similar labor code violation case in which plaintiffs are seeking class certification brought against our wholly owned security subsidiary. The Company estimates that its liability exposure under the distribution methodology set forth in the tentative settlements for these two cases to be in the aggregate $2,475. While there is no guarantee that the settlement methodology will result in this aggregate payout amount, management believes, after comparing similar class settlements and the claims made percentages of those settlements with the purported classes in these two cases, that the aggregate payout of $2,475 is a reasonable estimate of the contingent liability which was recorded by the Company.
John V. Holten, a former director and former indirect controlling shareholder of the Company, has filed a lawsuit against the Company in the United States District Court, District of Connecticut on March 25, 2010. Mr. Holten was terminated as our Chairman in October 2009. Mr. Holten alleges breach of his employment agreement. The suit claims that the agreement entitled Holten to payments over the next several years worth more than $3.8 million and seeks unspecified damages. As previously reported, the Board determined that the terms of the agreement and the process by which Mr. Holten caused the Company to execute it were not fair to the Company and the agreement was not in the best interest of the Company or its stockholders. Accordingly, the Company terminated Holten’s employment as Chairman and determined not to make any further payments to Mr. Holten. The Company intends to vigorously defend against this lawsuit and assert its own claims against Mr. Holten in connection with his employment agreement.
16. Subsequent Event
On April 28, 2010, our Stockholders approved the charter amendment increasing the Company’s number of shares of common stock authorized for issuance under the certificate of incorporation by 28,700,000 shares, and increasing the number of shares of preferred stock from ten to 5,000,000. The amount of total authorized capital stock following the amendment is 55,000,000 shares, which includes 50,000,000 shares of common stock with a $0.001 par value and 5,000,000 shares of preferred stock with a $0.01 par value. The amendment was filed with the State of Delaware on April 29, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and the notes thereto included in our Annual Report on our Form 10-K for the year ended December 31, 2009.
Overview
Our Business
We manage parking facilities in urban markets and at airports across the United States and in three Canadian provinces. We do not own any facilities, but instead enter into contractual relationships with property owners or managers.
We operate our clients’ properties through two types of arrangements: management contracts and leases. Under a management contract, we typically receive a base monthly fee for managing the facility, and we may also receive an incentive fee based on the achievement of facility performance objectives. We also receive fees for ancillary services. Typically, all of the underlying revenue and expenses under a standard management contract flow through to our clients rather than to us. However, some management contracts, which are referred to as “reverse” management contracts, usually provide for larger management fees and require us to pay various costs. Under lease arrangements, we generally pay to the property owner either a fixed annual rent, a percentage of gross customer collections or a combination thereof. We collect all revenue under lease arrangements and we are responsible for most operating expenses, but we are typically not responsible for major maintenance, capital expenditures or real estate taxes. Margins for lease contracts vary significantly, not only due to operating performance, but also due to variability of parking rates in different cities and varying space utilization by parking facility type and location. As of March 31, 2010, we operated approximately 90% of our locations under management contracts and approximately 10% of our locations under leases. For the three months ended March 31, 2010, we derived approximately 93% of our gross profit under management contracts and approximately 7% of our gross profit under leases.
In evaluating our financial condition and operating performance, management’s primary focus is on our gross profit, total general and administrative expense and general and administrative expense as a percentage of our gross profit. Although the underlying economics to us of management contracts and leases are similar, the manner in which we are required to account for them differs. Revenue from leases includes all gross customer collections derived from our leased locations (net of parking tax), whereas revenue from management contracts only includes our contractually agreed upon management fees and amounts attributable to ancillary services. Gross customer collections at facilities under management contracts, therefore, are not included in our revenue. Accordingly, while a change in the proportion of our operating agreements that are structured as leases versus management contracts may cause significant fluctuations in reported revenue and expense of parking services, that change will not artificially affect our gross profit. For example, as of March 31, 2010, we operated approximately 90% of our locations under management contracts, and for the three months ended March 31, 2010, we derived approximately 93% of our gross profit under management contracts. Only approximately 55% of total revenue (excluding reimbursed management contract expenses), however, was from management contracts because under those contracts the revenue collected from parking customers belongs to our clients. Therefore, gross profit and total general and administrative expense, rather than revenue, are management’s primary focus.
General Business Trends
We believe that sophisticated commercial real estate developers and property managers and owners recognize the opportunity for parking and related services to be a profit generator rather than a cost center. Often, the parking experience makes both the first and the last impressions on their properties’ tenants and visitors. By outsourcing these services, they are able to capture additional profit by leveraging the unique operational skills and controls that an experienced parking management company can offer. Our ability to consistently deliver a uniformly high level of parking and related services and maximize the profit to our clients improves our ability to win contracts and retain existing locations. Our location retention rate for the twelve-month period ended March 31, 2010 was approximately 90%, compared to approximately 89% for the twelve-month period ended March 31, 2009, which also reflects our decision not to renew, or to terminate, unprofitable contracts.
For the three months ended March 31, 2010 compared to the three months ended March 31, 2009, there was no change in average gross profit per location, which was $9.0 thousand for both periods.

Summary of Operating Facilities
We focus our operations in core markets where a concentration of locations improves customer service levels and operating margins. The following table reflects our facilities operated at the end of the periods indicated:

	March 31, 2010	December 31, 2009	March 31, 2009
Managed facilities	1,926	1,921	1,960
Leased facilities	208	208	225

Total facilities	2,134	2,129	2,185

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
General and Administrative Expenses
General and administrative expenses include salaries, wages, payroll taxes, insurance, travel and office related expenses for our headquarters, field offices, supervisory employees, and board of directors.
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
Our business is managed based on regions administered by executive vice presidents. The following is a summary of revenues (excluding reimbursed management contract expense) by region for the three months ended March 31, 2010 and 2009. Information related to prior years has been recast to conform to the new region alignment.
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
The following tables present the material factors that impact our financial statements on an operating segment basis.

Segment revenue information is summarized as follows:

	Three Months Ended March 31,
	Region One		Region Two		Region Three		Region Four		Other		Total		Variance
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009	Amount	%
	(in millions)
Lease contract revenue:
New location	$0.3	$—	$—	$—	$0.7	$—	$0.2	$—	$—	$—	$1.2	$—	$1.2	—
Contract expirations	—	1.6	—	—	—	0.5	—	—	—	—	—	2.1	(2.1)	(100.0)
Same location	16.8	17.6	0.8	0.7	4.2	4.4	10.1	9.9	—	—	31.9	32.6	(0.7)	(2.1)
Conversions	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Total lease contract revenue	$17.1	$19.2	$0.8	$0.7	$4.9	$4.9	$10.3	$9.9	$—	$—	$33.1	$34.7	$(1.6)	(4.6)

Management contract revenue:
New location	$1.1	$—	$5.8	$—	$0.9	$0.1	$0.3	$—	$—	$—	$8.1	$0.1	$8.0	8000.0
Contract expirations	0.1	2.1	—	0.1	0.1	1.8	—	0.3	—	—	0.2	4.3	(4.1)	(95.3)
Same location	10.7	11.4	2.3	2.1	11.5	12.3	7.3	8.1	—	—	31.8	33.9	(2.1)	(6.2)
Conversions	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Total management contract revenue	$11.9	$13.5	$8.1	$2.2	$12.5	$14.2	$7.6	$8.4	$—	$—	$40.1	$38.3	$1.8	4.7

Parking services revenue—lease contracts. Lease contract revenue decreased $1.6 million, or 4.6%, to $33.1 million in the three months ended March 31, 2010, compared to $34.7 million for the three months ended March 31, 2009. The decrease resulted primarily from contract expirations exceeding increases in revenue from new locations. Same location revenue for those facilities, which as of March 31, 2010 are the comparative periods for the two years presented, decreased 2.1%. The decrease in same location revenue was due to decreases in short-term parking revenue of $0.2 million, or 5.5%, and a decrease in monthly parking revenue of $0.5 million, or 4.6%. Revenue associated with contract expirations relates to contracts that expired during the current period.
Parking services revenue—management contracts. Management contract revenue increased $1.8 million, or 4.7%, to $40.1 million for three months ended March 31, 2010, compared to $38.3 million for the three months ended March 31, 2009. The increase resulted primarily from new locations, partially offset by decreases in revenue from contract expirations. Same locations revenue for those facilities, which as of March 31, 2010 are the comparative for the two years presented, decreased 6.2%.
Reimbursed management contract expense. Reimbursed management contract expense increased $3.5 million, or 3.4%, to $106.1 million for the three months ended March 31, 2010, compared to $102.6 million for the three months ended March 31, 2009. This increase resulted from an increase in reimbursed costs incurred on behalf of owners.
Lease contract revenue decreased primarily due to region one same location revenue. Same location revenue decreased compared to the prior year primarily due to decreases in short-term and monthly parking revenue.
Management contract revenue increased primarily due to new locations in regions one, two, three and four, partially offset by contract expirations in regions one and three and decreases in same locations for regions one, three and four. Same location revenue decreased primarily due to decreased fees from reverse management locations and ancillary services.
Segment cost of parking services information is summarized as follows:

	Three Months Ended March 31,
	Region One		Region Two		Region Three		Region Four		Other		Total		Variance
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009	Amount	%
	(in millions)
Cost of parking services lease contracts:
New location	$0.3	$—	$—	$—	$0.7	$—	$0.2	$—	$—	$—	$1.2	$—	$1.2	—
Contract expirations	—	1.6	—	—	—	0.5	—	—	—	—	—	2.1	(2.1)	(100.0)
Same location	16.6	16.9	0.7	0.6	3.9	4.0	9.5	9.4	(0.1)	(0.1)	30.6	30.8	(0.2)	(0.6)
Conversions	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Total cost of parking services lease contracts	$16.9	$18.5	$0.7	$0.6	$4.6	$4.5	$9.7	$9.4	$(0.1)	$(0.1)	$31.8	$32.9	$(1.1)	(3.3)

Cost of parking services management contracts:
New location	$0.4	$—	$4.5	$—	$0.5	$0.1	$0.3	$—	$—	$—	$5.7	$0.1	$5.6	5600.0
Contract expirations	0.1	1.0	—	—	0.1	1.2	—	0.1	—	—	0.2	2.3	(2.1)	(91.3)
Same location	5.2	5.5	1.4	1.3	6.1	6.6	3.6	4.1	0.1	0.5	16.4	18.0	(1.6)	(8.9)
Conversions	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Total cost of parking services management contracts	$5.7	$6.5	$5.9	$1.3	$6.7	$7.9	$3.9	$4.2	$0.1	$0.5	$22.3	$20.4	$1.9	9.3

Cost of parking services—lease contracts. Cost of parking services for lease contracts decreased $1.1 million, or 3.3%, to $31.8 million for the three months ended March 31, 2010, compared to $32.9 million for the three months ended March 31, 2009. The decrease resulted primarily from decreases in costs related to contract expirations, partially offset by increases in costs related to new locations. Same locations costs for those facilities which as of March 31, 2010 are the comparative for the two years presented, decreased 0.6%. Same location costs decreased $0.3 million due to rent expense, primarily as a result of contingent rental payments on the decrease in revenue for same locations and $0.1 million due to payroll and payroll related, partially offset by increases in other operating costs of $0.2 million.
Cost of parking services—management contracts. Cost of parking services for management contracts increased $1.9 million, or 9.3%, to $22.3 million for the three months ended March 31, 2010, compared to $20.4 million for the three months ended March 31, 2009. The increase resulted primarily from increases in costs related to new locations, partially offset by decreases in costs related to contract expirations. Same location costs for those facilities, which as of March 31, 2010 are the comparative period for the two years presented, decreased 8.9%. Same location decrease in operating expenses for management contracts primarily result from decreases in costs associated with reverse management contracts and the cost of providing management services.
Reimbursed management contract expense. Reimbursed management contract expense decreased $3.5 million, or 3.4%, to $106.1 million, for the three months ended March 31, 2010, compared to $102.6 million for the three months ended March 31, 2009. This increase resulted from an increase in reimbursed cost incurred on the behalf of owners.

Cost of parking services lease contracts decreased primarily due to fewer contract expirations in regions one and three and decreases in same location costs in region one, partially offset by increases in new locations for regions one, three and four. Same location costs decreased primarily due to decreases in rent expense primarily as a result of contingent rental payments on the decrease in revenue for some locations and a reduction in payroll and payroll related.
Cost of parking services management contracts primarily increased due to new locations in regions one, two, three and four, partially offset by fewer contract expirations in regions one and three and decreases in same location in regions one, three, four and other. The other region amounts in same location costs primarily represent prior year insurance reserve adjustments.
Segment gross profit/gross profit percentage information is summarized as follows:

	Three Months Ended March 31,
	Region One		Region Two		Region Three		Region Four		Other		Total		Variance
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009	Amount	%
	(in millions)
Gross profit lease contracts:
New location	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	—
Contract expirations	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Same location	0.2	0.7	0.1	0.1	0.3	0.4	0.6	0.5	0.1	0.1	1.3	1.8	(0.5)	(27.8)
Conversions	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Total gross profit lease contracts	$0.2	$0.7	$0.1	$0.1	$0.3	$0.4	$0.6	$0.5	$0.1	$0.1	$1.3	$1.8	$(0.5)	(27.8)

	(percentages)
Gross profit percentage lease contracts:
New location	—	—	—	—	—	—	—	—	—	—	—	—
Contract expirations	—	—	—	—	—	—	—	—	—	—	—	—
Same location	1.2	4.0	12.5	14.3	7.1	9.1	5.9	5.1	—	—	4.1	5.5
Conversions	—	—	—	—	—	—	—	—	—	—	—	—

Total gross profit percentage	1.2	3.6	12.5	14.3	6.1	8.2	5.8	5.1	—	—	3.9	5.2

	(in millions)
Gross profit management contracts:
New location	$0.7	$—	$1.3	$—	$0.4	$—	$—	$—	$—	$—	$2.4	$—	$2.4	—
Contract expirations	—	1.1	—	0.1	—	0.6	—	0.2	—	—	—	2.0	(2.0)	(100.0)
Same location	5.5	5.9	0.9	0.8	5.4	5.7	3.7	4.0	(0.1)	(0.5)	15.4	15.9	(0.5)	(3.1)
Conversions	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Total gross profit management contracts	$6.2	$7.0	$2.2	$0.9	$5.8	$6.3	$3.7	$4.2	$(0.1)	$(0.5)	$17.8	$17.9	$(0.1)	(0.6)

	(percentages)
Gross profit percentage management contracts:
New location	63.6	—	22.4	—	44.4	—	—	—	—	—	29.6	—
Contract expirations	—	52.4	—	100.0	—	33.3	—	66.7	—	—	—	46.5
Same location	51.4	51.8	39.1	38.1	47.0	46.3	50.7	49.4	—	—	48.4	46.9
Conversions	—	—	—	—	—	—	—	—	—	—	—	—

Total gross profit percentage	52.1	51.9	27.2	40.9	46.4	44.4	48.7	50.0	—	—	44.4	46.7

Gross profit—lease contracts. Gross profit for lease contracts decreased $0.5 million, or 27.8%, to $1.3 million for the three months ended March 31, 2010, compared to $1.8 million for the three months ended March 31, 2009. Gross profit percentage for lease contracts decreased to 3.9% for the three months ended March 31, 2010, compared to 5.2% for the three months ended March 31, 2009. Gross profit lease contracts decreases on same locations were primarily the result of a decrease in short-term and monthly parking revenue, without an equal and corresponding decrease in costs.

Gross profit—management contracts. Gross profit for management contracts decreased $0.1 million, or 0.6%, to $17.8 million for the three months ended March 31, 2010, compared to $17.9 million for the three months ended March 31, 2009. Gross profit percentage for management contracts decreased to 44.4% for the three months ended March 31, 2010 compared to 46.7% in the three months ended March 31, 2009. Gross profit for management contracts decreases were primarily the result of our same locations, and our contract expirations, partially offset by increases in our new locations. Gross profit percentage on contract expirations accounted for most of the decline on a percentage basis.
Gross profit for lease contracts declined primarily due to same locations in regions one and three due to decreases in short-term and monthly parking revenue, without an equal and corresponding decrease in costs.
Gross profit for management contracts declined primarily due to our same locations in regions one, three and four and our contract expirations in regions one, two, three and four.
General and administrative expenses. General and administrative expenses decreased $1.2 million, or 9.4%, to $11.6 million for the three months ended March 31, 2010, compared to $12.8 million for the three months ended March 31, 2009. This decrease resulted primarily from net decreases in payroll and payroll related expenses of $0.2 million, a decrease of $0.7 million related to the 2009 sale by our former majority shareholder of its stake in the Company, a decrease of $0.1 million related to travel, and a decrease of $0.2 million in other costs.
Interest expense. Interest expense was $1.5 million for the three months ended March 31, 2010 and did not change significantly compared to the three months ended March 31, 2009.
Interest income. Interest income was $0.1 million for the three months ended March 31, 2010 and did not change significantly compared to the three months ended March 31, 2009.
Income tax expense. Income tax expense increased $0.3 million, or 17.3%, to $1.8 million for the three months ended March 31, 2010, as compared to $1.5 million for the three months ended March 31, 2009. An increase in our pre-tax income resulted in a $0.3 million increase in income tax expense. Our effective tax rate was 39.3% for the three months ended March 31, 2010 and 39.0% for the three months ended March 31, 2009.

Liquidity and Capital Resources
Outstanding Indebtedness
On March 31, 2010, we had total indebtedness of approximately $112.1 million, a decrease of $1.1 million from December 31, 2009. The $112.1 million includes:
•	$108.9 million under our senior credit facility; and
•	$3.2 million of other debt including capital lease obligations and obligations on seller notes and other indebtedness.
We believe that our cash flow from operations, combined with availability under our senior credit facility, which amounted to $19.4 million at March 31, 2010, will be sufficient to enable us to pay our indebtedness, or to fund other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before their respective maturities. We believe that we will be able to refinance our indebtedness on commercially reasonable terms.
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
At March 31, 2010, we had $16.9 million of letters of credit outstanding under the senior credit facility, borrowings against the senior credit facility aggregated $108.9 million and we had $19.4 million available under the senior credit facility.
Interest Rate Cap Transactions
We do not enter into derivative instruments for any purpose other than cash flow hedging purposes.
On February 22, 2010, we entered into interest rate cap agreements with Wells Fargo Bank N.A. (“Wells Fargo”) and Fifth Third Bank (“Fifth Third”), allowing us to limit our exposure on a portion of our borrowings under the Credit Agreement (“Rate Cap Transactions”). Pursuant to two separate letter agreements between the Company and Wells Fargo and Fifth Third, respectively, we will receive payments from Wells Fargo and Fifth Third each quarterly period to the extent that the prevailing three-month LIBOR during that period exceeds our cap rate of 3.25%. The Rate Cap Transactions are effective March 31, 2010, and will settle each quarter on a date that is intended to coincide with our quarterly interest payments dates under the Credit Agreement. The Rate Cap Transactions cap our LIBOR interest rate on a notional amount of $50 million at 3.25% for a total of 39 months. These Rate Cap Transactions are classified as a cash flow hedge, and we calculate the effectiveness of the hedge on a quarterly basis. The ineffective portion of the cash flow hedge is recognized in current period earnings as an increase of interest expense. The fair value of the interest rate cap at March 31, 2010 is $0.5 million and is included in prepaid expenses.

Stock Repurchases
In July 2008, our Board of Directors authorized us to repurchase shares of our common stock, on the open market or through private purchases, up to $60.0 million in aggregate. As of December 31, 2009, $19.0 million remained available for repurchase under this authorization.
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
We did not make any share repurchases in the first quarter of 2010.
As of March 31, 2010, $19.0 million remained available for repurchase under the July 2008 authorization by the Board of Directors.
Letters of Credit
At March 31, 2010, we have provided letters of credit totaling $16.5 million to our casualty insurance carrier to collateralize our casualty insurance program.
As of March 31, 2010, we provided $0.4 million in letters to collateralize other obligations.
Deficiency Payments
Pursuant to our obligations with respect to the parking garage operations at Bradley International Airport, we are required to make certain payments for the benefit of the State of Connecticut and for holders of special facility revenue bonds. The deficiency payments represent contingent interest bearing advances to the trustee to cover operating cash flow requirements. The payments, if any, are recorded as a receivable by us for which we are reimbursed from time to time as provided in the trust agreement. As of March 31, 2010, we have a receivable of $11.0 million, comprised of cumulative deficiency payments to the trustee, net of reimbursements. We believe these advances to be fully recoverable and therefore have not recorded a valuation allowance for them. We do not guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.
We made deficiency payments of $1.4 million in the first three months of 2010 compared to $1.1 million in the first three months of 2009. We did not receive any payments for interest and premium income related to deficiency payments in the first three months of 2010 and 2009.
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
Net Cash Provided by Operating Activities
Our primary sources of funds are cash flows from operating activities and changes in working capital. Net cash provided by operating activities totaled $1.8 million for the first three months of 2010. Cash provided included $5.3 million from operations which was offset by a net decrease in working capital of $3.5 million. The decrease in working capital resulted primarily from an increase of $5.3 million in notes and accounts receivable which primarily related to an increase in business from new locations, acquisitions and deficiency payments related to Bradley International Airport guarantor payments as described under “Deficiency Payments”, a decrease of $1.7 million in other liabilities due primarily to deferred revenue that has been subsequently earned and the payment of accrued expenses, offset by a decrease of $1.1 in prepaid assets primarily related to timing of payroll taxes paid in 2009 relating to 2010 payroll and an increase of $2.4 million in accounts payable which primarily resulted from the timing on payments to our clients and new business that are under management contracts as described under “Daily Cash Collections.”

Net cash provided by operating activities totaled $0.3 million for the first three months of 2009. Cash provided included $5.5 million from operations which was offset by a net decrease in working capital of $5.2 million. The decrease in working capital resulted primarily from an increase of $1.0 million in notes and accounts receivable which primarily related to Bradley International Airport guarantor payments as described under “Deficiency Payments”, a decrease of $1.0 million in accounts payable which primarily related to a reduction of payments to trade vendors on behalf of clients, and a decrease of $3.2 million in other liabilities which primarily related to a reduction in accruals related to payment of employee incentive program.
Net Cash Used in Investing Activities
Net cash used in investing activities totaled $0.5 million in the first three months of 2010. Cash used in investing activities for the first three months of 2010 included capital expenditures of $0.5 million for capital investments needed to secure and/or extend leased facilities.
Net cash used in investing activities totaled $1.5 million in the first three months of 2009. Cash used in investing activities for the first three months of 2009 included capital expenditures of $0.9 million for capital investments needed to secure and/or extend leased facilities, investment in information system enhancements and infrastructure, and cost of contract purchases of $0.6 million.
Net Cash Used in Financing Activities
Net cash used in financing activities totaled $0.9 million in the first three months of 2010. Cash used in financing activities for 2010 included $0.1 million for payments on capital leases, $1.0 million for our senior credit facility, partially offset by $0.1 million from the exercise of stock options and $0.1 million from the tax benefit related to stock option exercises.
Net cash provided by financing activities totaled $2.9 million in the first three months of 2009. Cash provided by financing activities for 2009 included $7.1 million in proceeds from our senior credit facility which was partially offset by $3.9 million used to repurchase our common stock and $0.3 million used for payments on capital leases.
Cash and Cash Equivalents
We had cash and cash equivalents of $8.8 million at March 31, 2010, compared to $8.3 million at December 31, 2009. The cash balances reflect our ability to utilize funds deposited into our local accounts and which based upon availability, timing of deposits and the subsequent movement of that cash into our corporate accounts may result in significant changes to our cash balances.
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

Risk Factors
While it is not possible to identify all risk factors, we continue to face many risks and uncertainties that could cause actual results to differ from our forward-looking statements and could otherwise have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition. Information related to risk factors is described in our most recent Form 10-K under “Risk Factors.”
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
On February 22, 2010, we entered into interest rate cap agreements with Wells Fargo Bank N.A. (“Wells Fargo”) and Fifth Third Bank (“Fifth Third”), allowing us to limit our exposure on a portion of our borrowings under the Credit Agreement (“Rate Cap Transactions”). Pursuant to two separate letter agreements between the Company and Wells Fargo and Fifth Third, respectively, we will receive payments from Wells Fargo and Fifth Third each quarterly period to the extent that the prevailing three month LIBOR during that period exceeds our cap rate of 3.25%. The Rate Cap Transactions are effective March 31, 2010, and will settle each quarter on a date that is intended to coincide with our quarterly interest payments dates under the Credit Agreement. The Rate Cap Transactions cap our LIBOR interest rate on a notional amount of $50 million at 3.25% for a total of 39 months. These Rate Cap Transactions are classified as a cash flow hedge, and we calculate the effectiveness of the hedge on a quarterly basis. The ineffective portion of the cash flow hedge is recognized in current period earnings as an increase of interest expense. The fair value of the interest rate cap at March 31, 2010 is $0.5 million and is included in prepaid expenses.
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
Foreign Currency Risk
Our exposure to foreign exchange risk is minimal. All foreign investments are denominated in U.S. dollars, with the exception of Canada. We had approximately $1.5 million of Canadian dollar denominated cash instruments at March 31, 2010. We had no Canadian dollar denominated debt instruments at March 31, 2010. We do not hold any hedging instruments related to foreign currency transactions. We monitor foreign currency positions and may enter into certain hedging instruments in the future should we determine that exposure to foreign exchange risk has increased.
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
As previously disclosed, the Company has been in mediation and discussions with plaintiffs regarding the possible resolution of a California labor code violations case brought against the Company in which plaintiffs are seeking class certification of their claims. Subject to the approval of the court, the Company has entered into a settlement agreement related to Jorge Jaime v. Standard Parking Corporation and two other consolidated cases on March 9, 2010. We also have entered into a memorandum of understanding dated January 5, 2010 for the tentative settlement, subject to court approval, of Grant v. Preferred Security Services, Inc., a similar labor code violation case in which plaintiffs are seeking class certification brought against our wholly owned security subsidiary. The Company estimates that its liability exposure under the distribution methodology set forth in the tentative settlements for these two cases to be in the aggregate $2,475. While there is no guarantee that the settlement methodology will result in this aggregate payout amount, management believes, after comparing similar class settlements and the claims made percentages of those settlements with the purported classes in these two cases, that the aggregate payout of $2,475 is a reasonable estimate of the contingent liability which was recorded by the Company.
John V. Holten, a former director and former indirect controlling shareholder of the Company, has filed a lawsuit against the Company in the United States District Court, District of Connecticut on March 25, 2010. Mr. Holten was terminated as our Chairman in October 2009. Mr. Holten alleges breach of his employment agreement. The suit claims that the agreement entitled Holten to payments over the next several years worth more than $3.8 million and seeks unspecified damages. As previously reported, the Board determined that the terms of the agreement and the process by which Mr. Holten caused the Company to execute it were not fair to the Company and the agreement was not in the best interest of the Company or its stockholders. Accordingly, the Company terminated Holten’s employment as Chairman and determined not to make any further payments to Mr. Holten. The Company intends to vigorously defend against this lawsuit and assert its own claims against Mr. Holten in connection with his employment agreement.

Item 6. Exhibits

Exhibit
Number	Description
31.1	Section 302 Certification dated May 7, 2010 for James A. Wilhelm, Director, President and Chief Executive Officer.

31.2	Section 302 Certification dated May 7, 2010 for G. Marc Baumann, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer).

31.3	Section 302 Certification dated May 7, 2010 for Daniel R. Meyer, Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer).

32.1	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 7, 2010.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD PARKING CORPORATION
Dated: May 7, 2010	By:	/s/ JAMES A. WILHELM
James A. Wilhelm
Director, President and Chief Executive Officer (Principal Executive Officer)

Dated: May 7, 2010	By:	/s/ G. MARC BAUMANN
G. Marc Baumann
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Dated: May 7, 2010	By:	/s/ DANIEL R. MEYER
Daniel R. Meyer
Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description
31.1	Section 302 Certification dated May 7, 2010 for James A. Wilhelm, Director, President and Chief Executive Officer.

31.2	Section 302 Certification dated May 7, 2010 for G. Marc Baumann, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer).

31.3	Section 302 Certification dated May 7, 2010 for Daniel R. Meyer, Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer).

32.1	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 7, 2010.