Form 10-Q
period 2010-06-30
STANDARD PARKING CORP
filed 2010-08-06
CIK 1059262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of July 30, 2010, there were 15,633,764 shares of common stock of the registrant outstanding.

STANDARD PARKING CORPORATION
FORM 10-Q INDEX

Part I. Financial Information

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets as of June 30, 2010 (Unaudited) and December 31, 2009	3

Condensed Consolidated Statements of Income (Unaudited) for the three months ended June 30, 2010 and 2009 and the six months ended June 30, 2010 and 2009	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2010 and 2009	5

Notes to Condensed Consolidated Interim Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures about Market Risk	29

Item 4. Controls and Procedures	30

Part II. Other Information

Item 1. Legal Proceedings	30

Item 6. Exhibits	31

Signatures	32

Index to Exhibits	33

EX-3.1.1
EX-3.1.2
EX-3.1.3
EX-3.1.4
Exhibit 31.1
Exhibit 31.2
Exhibit 31.3
Exhibit 32.1

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
STANDARD PARKING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share data)

	June 30, 2010	December 31, 2009
	(Unaudited)	(see Note)
ASSETS
Current assets:
Cash and cash equivalents	$8,282	$8,256
Notes and accounts receivable, net	54,600	44,490
Prepaid expenses and supplies	2,893	5,401
Deferred taxes	3,457	3,457

Total current assets	69,232	61,604
Leasehold improvements, equipment and construction in progress, net	17,191	17,175
Advances and deposits	4,796	4,904
Long-term receivables, net	12,051	10,325
Intangible and other assets, net	8,446	6,765
Cost of contracts, net	13,374	12,879
Goodwill	128,190	126,853

Total assets	$253,280	$240,505

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,548	$48,502
Accrued and other current liabilities	32,903	33,156
Current portion of long-term borrowings	654	662

Total current liabilities	81,105	82,320
Deferred taxes	9,185	8,151
Long-term borrowings, excluding current portion	110,518	112,549
Other long-term liabilities	27,555	22,808
Standard Parking Corporation’s stockholders’ equity:
Preferred stock, par value $.01 per share; 5,000,000 shares authorized and no shares issued	—	—
Common stock, par value $.001 per share; 50,000,000 shares authorized; 15,620,355 and 15,385,428 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	16	15
Additional paid-in capital	95,065	91,793
Accumulated other comprehensive income (loss)	(80)	313
Accumulated deficit	(70,019)	(77,372)

Total Standard Parking Corporation stockholders’ equity	24,982	14,749
Noncontrolling interest	(65)	(72)

Total equity	24,917	14,677

Total liabilities and stockholders’ equity	$253,280	$240,505

Note:
The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See Notes to Condensed Consolidated Interim Financial Statements.

STANDARD PARKING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for share and per share data, unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Parking services revenue:
Lease contracts	$34,162	$35,687	$67,278	$70,387
Management contracts	42,081	37,311	82,156	75,604

	76,243	72,998	149,434	145,991
Reimbursed management contract revenue	100,757	97,595	206,812	200,152

Total revenue	177,000	170,593	356,246	346,143
Cost of parking services:
Lease contracts	31,217	32,932	62,988	65,881
Management contracts	22,278	19,938	44,542	40,329

	53,495	52,870	107,530	106,210
Reimbursed management contract expense	100,757	97,595	206,812	200,152

Total cost of parking services	154,252	150,465	314,342	306,362
Gross profit:
Lease contracts	2,945	2,755	4,290	4,506
Management contracts	19,803	17,373	37,614	35,275

Total gross profit	22,748	20,128	41,904	39,781
General and administrative expenses (1)	12,218	10,320	23,778	23,081
Depreciation and amortization	1,570	1,413	3,030	2,900

Operating income	8,960	8,395	15,096	13,800
Other expenses (income):
Interest expense	1,398	1,528	2,888	2,964
Interest income	(52)	(95)	(105)	(162)

	1,346	1,433	2,783	2,802
Income before income taxes	7,614	6,962	12,313	10,998
Income tax expense	3,021	2,692	4,868	4,266

Net income	4,593	4,270	7,445	6,732
Less: Net income attributable to noncontrolling interest	85	42	92	106

Net income attributable to Standard Parking Corporation	$4,508	$4,228	$7,353	$6,626

Common stock data:
Net income per share:
Basic	$0.29	$0.28	$0.48	$0.43
Diluted	$0.28	$0.27	$0.46	$0.42
Weighted average shares outstanding:
Basic	15,531,726	15,251,310	15,461,904	15,273,796
Diluted	15,877,258	15,601,643	15,841,713	15,642,234

(1)
Non-cash stock based compensation expense of $729 and $1,237 for the three and six months ended June 30, 2010, respectively, and $545 and $1,073 for the three and six months ended June 30, 2009, respectively, is included in general and administrative expenses.

See Notes to Condensed Consolidated Interim Financial Statements.

STANDARD PARKING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except for share and per share data, unaudited)

	Six Months Ended
	June 30, 2010	June 30, 2009
Operating activities:
Net income	$7,445	$6,732
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	2,998	2,691
Loss on sale of assets	37	193
Amortization of debt issuance costs	319	321
Non-cash stock-based compensation	1,237	1,073
Excess tax benefit related to stock option exercises	(968)	—
(Reversal) provision for losses on accounts receivable	(55)	143
Deferred income taxes	1,034	2,098
Change in operating assets and liabilities	(10,044)	(5,418)

Net cash provided by operating activities	2,003	7,833
Investing activities:
Purchase of leasehold improvements and equipment	(1,560)	(2,131)
Cost of contracts purchased	(121)	(604)
Capitalized interest	(71)	(89)
Contingent purchase payments	(104)	(259)

Net cash used in investing activities	(1,856)	(3,083)
Financing activities:
Repurchase of common stock	—	(3,885)
Proceeds from exercise of stock options	1,069	—
Tax benefit related to stock option exercises	968	—
(Payments on) proceeds from senior credit facility	(1,700)	2,150
Distribution to noncontrolling interest	(85)	(108)
Payments on long-term borrowings	(63)	(59)
Payments on capital leases	(276)	(571)

Net cash used in financing activities	(87)	(2,473)
Effect of exchange rate changes on cash and cash equivalents	(34)	(57)

Increase in cash and cash equivalents	26	2,220
Cash and cash equivalents at beginning of period	8,256	8,301

Cash and cash equivalents at end of period	$8,282	$10,521

Supplemental disclosures:
Cash paid during the period for:
Interest	$2,691	$3,005
Income taxes	3,032	1,770
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
In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the financial position and results of operations have been included. Operating results for the three-month and six-month periods ended June 30, 2010 are not necessarily indicative of the results that might be expected for any other interim period or the fiscal year ending December 31, 2010. The financial statements presented in this report should be read in conjunction with the consolidated financial statements and footnotes thereto included in our 2009 Annual Report on Form 10-K filed March 12, 2010.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and variable interest entities in which the Company is the primary beneficiary. Noncontrolling interest recorded in the consolidated statement of income is the interest in consolidated VIEs not controlled by the Company. We have interests in twelve joint ventures and one limited liability company. The twelve joint ventures each operate between one and thirty parking facilities. The limited liability company collects and distributes parking facility data for a fee. Of the thirteen variable interest entities, six are consolidated into our financial statements, and seven are single purpose entities where the Company is not the primary beneficiary and therefore has a noncontrolling interest as power is shared. Investments in variable interest entities where the Company is not the primary beneficiary are accounted for under the equity method. All significant intercompany profits, transactions and balances have been eliminated in consolidation.
Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable and accounts payable are reasonable estimates of their fair value due to the short-term nature of these financial instruments. Long-term debt, including capital lease obligations, have a carrying value that approximates fair value because these instruments bear interest at market rates.
Interest Rate Caps
We do not enter into derivative instruments for any purpose other than cash flow hedging purposes.
On February 22, 2010, we entered into interest rate cap agreements with Wells Fargo Bank N.A. (“Wells Fargo”) and Fifth Third Bank (“Fifth Third”), allowing us to limit our exposure on a portion of our borrowings under our senior credit facility (“Rate Cap Transactions”). Pursuant to two separate letter agreements between the Company and Wells Fargo and Fifth Third, respectively, we will receive payments from Wells Fargo and Fifth Third each quarterly period to the extent that the prevailing three month LIBOR during that period exceeds our cap rate of 3.25%. The Rate Cap Transactions are effective March 31, 2010, and will settle each quarter on a date that is intended to coincide with our quarterly interest payment dates under our senior credit facility. The Rate Cap Transactions cap our LIBOR interest rate on a notional amount of $50,000 at 3.25% for a total of 39 months. These Rate Cap Transactions are classified as a cash flow hedge, and we calculate the effectiveness of the hedge on a quarterly basis. The ineffective portion of the cash flow hedge is recognized in current period earnings as an increase of interest expense. The fair value of the interest rate cap at June 30, 2010 is $206 and is included in prepaid expenses.
2. Common and Preferred Stock
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
The Company has an amended and restated Long-Term Incentive Plan that was adopted in conjunction with our initial public offering. On February 27, 2008, our Board approved an amendment to our Long-Term Incentive Plan, subject to shareholder approval, that increased the maximum number of shares of common stock available for awards under the Long-Term Incentive Plan from 2,000,000 to 2,175,000 and extended the Plan’s termination date. Our shareholders approved this Plan amendment on April 22, 2008, and the Plan now terminates twenty years from the date of such approval, or April 22, 2028. At June 30, 2010, 109,872 shares remained available for award under the Plan.
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
There were no options granted during the six months ended June 30, 2010 and 2009.
On April 28, 2010, we authorized vested stock grants to certain directors totaling 12,892. The total value of the grant was $220 and is included in general and administrative expenses.
The Company recognized no stock-based compensation expense related to stock options for the six months ended June 30, 2010, as all options previously granted were fully vested. The Company recognized $30 of stock based compensation expense for the three and six months ended June 30, 2009. As of June 30, 2010, there were no unrecognized compensation costs related to unvested options.
Performance-Based Incentive Program
In December 2006, the Board of Directors adopted a performance-based incentive program under our Long-Term Incentive Plan. This program provided participating executives with the opportunity to earn a combination of stock (50%) and cash (50%) if certain performance targets for pre-tax income and pre-tax free cash flow were achieved. During 2007, certain participating executives became entitled to performance restricted stock based on the stock price at the commencement of the three year performance cycle (2007-2009), and as a result, 29,698 shares were issued subject to vesting upon the achievement of the performance goals. The plan was completed as of December 31, 2009, at which time a total of 17,677 shares had been released free of restrictions in accordance with the achievement of the cumulative program performance goals. The remaining 12,021 shares were not awarded under the performance-based incentive program and were returned to the pool of shares generally available for future use under the Long-Term Incentive Plan as of June 30, 2010.
We record stock-based compensation expense for awards with performance conditions based on the probable outcome of that performance condition. The Company recognized no stock-based compensation expense and no cash compensation expense related to the performance-based incentive program for the six months ended June 30, 2010. The Company recognized $11 and $21 of stock-based compensation expense and $11 and $21 of cash compensation expense related to the performance-based incentive program for the three and six months ended June 30, 2009, respectively, which is included in general and administrative expenses.
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
The Company recognized $509 and $1,017 of stock based compensation expense related to the restricted stock units for the three and six months ended June 30, 2010, respectively, which is included in general and administrative expenses. The Company recognized $504 and $1,022 of stock based compensation expense related to restricted stock units for the three and six months ended June 30, 2009, respectively, which is included in general and administrative expenses. As of June 30, 2010, there was $8,848 of unrecognized stock-based compensation costs, net of estimated forfeitures, related to the restricted stock units that are expected to be recognized over a weighted average period of approximately 7.0 years.
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
A reconciliation of the weighted average basic common shares outstanding to the weighted average diluted common shares outstanding is as follows (Unaudited):

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Weighted average common basic shares outstanding	15,531,726	15,251,310	15,461,904	15,273,796
Effect of dilutive stock options and restricted stock units	345,532	350,333	379,809	368,438

Weighted average common diluted shares outstanding	15,877,258	15,601,643	15,841,713	15,642,234

Net income per share:
Basic	$0.29	$0.28	$0.48	$0.43
Diluted	$0.28	$0.27	$0.46	$0.42
There were 19,068 anti-dilutive options excluded in the computation of diluted earnings per share for the three and six months ended June 30, 2010 and 2009 because the options’ exercise prices were greater than the average market price of the common stock.
For the three and six months ended June 30, 2009, 18,777 shares of performance based restricted stock were not included in the computation of weighted diluted common share amounts because the number of shares ultimately issued is contingent on the Company’s performance goals, which were not achieved as of that date. The plan was completed as of December 31, 2009, and all non-awarded shares were returned to the pool of shares generally available for future use under the Long-Term Incentive Plan as of June 30, 2010.
There are no additional securities that could dilute basic EPS in the future that were not included in the computation of diluted EPS, other than those disclosed.
5. Recently Issued Accounting Pronouncements
Accounting Standards Net Yet Adopted
In October 2009, the FASB issued updated accounting guidance that amends the guidance related to revenue recognition-multiple-element arrangements. The standards enable companies to account for certain products and services (deliverables) separately rather than as a combined unit. This accounting guidance provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. A company may adopt the new standard retroactively and early application is permitted. The Company currently does not have any multiple-element arrangements.

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
6. Acquisitions
2009 Acquisitions
On July 1, 2009, the Company acquired substantially all of the assets of Gameday Management Group U.S. Gameday Management, based in Orlando, Florida, which plans and operates transportation and parking systems for major stadiums and sporting events in the amount of $7,590, of which $2,450 was paid in cash, net of a hold back of $50, and $5,090 of potential earn-out payments. Among the assets acquired is Gameday’s Click and Park online parking and traffic management system, which enables customers to purchase reserved parking online in advance of an event. The acquisition represents an acquisition of a business and was accounted for using the purchase method of accounting. This acquisition is not considered material to the Company.
The purchase price allocations are based on preliminary estimates of intangibles with finite lives is $3,820 and goodwill of $3,770. The Company engaged a third party valuation firm to provide a fair value analysis. These estimates are subject to revision after the Company completes its fair value analysis. The Company financed the acquisition through additional term borrowings under the senior credit facility and existing cash. The results of operations of this acquisition are included in the Company’s consolidated statement of income from the date of acquisition.
The Company expensed acquisition related costs of $15 in 2010 and $178 in 2009. These costs are included in general and administrative expenses in the income statement.
7. Leasehold Improvements, Equipment and Construction in Progress, Net
A summary of leasehold improvements, equipment, and construction in progress and related accumulated depreciation and amortization is as follows:

	Ranges of Estimated
	useful life	June 30, 2010	December 31, 2009
	(Unaudited)
Equipment	2-10 years	$31,378	$28,568
Leasehold improvements	Shorter of lease term or economic life up to 10 years	9,631	9,708
Construction in progress		5,817	7,543

		46,826	45,819
Less accumulated depreciation and amortization		(29,635)	(28,644)

Leasehold improvements, equipment and construction in progress, net		$17,191	$17,175

Depreciation expense was $946 and $1,865 for the three and six months ended June 30, 2010, respectively, and $964 and $1,930 for the three and six months ended June 30, 2009, respectively. Depreciation includes losses on abandonments of leasehold improvements and equipment of $19 and $37 for the three and six months ended June 30, 2010, respectively, and $96 and $193 for the three and six months ended June 30, 2009, respectively.
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
The balance of cost of contracts is comprised of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)
Cost of contracts	$20,017	$18,885
Accumulated amortization	(6,643)	(6,006)

Cost of contracts, net	$13,374	$12,879

During 2010, we retired fully amortized contracts in the amount of $169 that had expired.
Amortization expense related to cost of contracts was $450 and $806 for the three and six months ended June 30, 2010, respectively, and $402 and $799 for the three and six months ended June 30, 2009, respectively. The weighted average useful life is 9 years for 2010 and 10 years for 2009.
9. Goodwill
Goodwill is assigned to reporting units based upon the specific Region where the assets acquired and associate goodwill resided.
The following table reflects the changes in the carrying amounts of goodwill by reported segment for the six months ended June 30, 2010 (unaudited).

	Region	Region	Region	Region
	One	Two	Three	Four	Total
Balance as of January 1, 2010	$61,849	$7,200	$35,227	$22,577	$126,853
Acquisitions	—	—	—	—	—
Adjustments to purchase price*	—	1,270	—	—	1,270
Contingency payments related to acquisitions	93	—	11	—	104
Foreign currency translation	—	(37)	—	—	(37)

Balance as of June 30, 2010	$61,942	$8,433	$35,238	$22,577	$128,190

*	The Company engaged a third-party valuation firm to provide a fair value analysis. These estimates are subject to revision after the Company completes its fair value analysis.

10. Long-Term Receivables, Net

	Amount Outstanding
	June 30, 2010	December 31, 2009
	(Unaudited)

Bradley International Airport
Deficiency payments	$11,332	$9,606
Other Bradley related, net	3,203	3,203
Valuation allowance	(2,484)	(2,484)

Total long-term receivables, net	$12,051	$10,325

Agreement
We entered into a 25-year agreement with the State of Connecticut that expires on April 6, 2025, under which we operate the surface parking and 3,500 garage parking spaces at Bradley International Airport located in the Hartford, Connecticut metropolitan area. The Company manages the facility for which it is expected to receive a management fee.
The parking garage was financed on April 6, 2000 through the issuance of $53,800 of State of Connecticut special facility revenue bonds, representing $47,700 non-taxable Series A bonds and a separate taxable issuance of $6,100 Series B bonds. The Series B bonds were retired on July 1, 2006 according to the terms of the indenture. The Bradley agreement provides that we deposit with a trustee for the bondholders all gross revenues collected from operations of the surface and garage parking, and from these gross revenues, the trustee pays debt service on the special facility revenue bonds, operating and capital maintenance expenses of the surface and garage parking facilities and specific annual guaranteed minimum payments to the State. Principal and interest on the Bradley special facility revenue bonds increase from approximately $3,600 in lease year 2002 to approximately $4,500 in lease year 2025. Annual guaranteed minimum payments to the State will increase from approximately $8,300 in lease year 2002 to approximately $13,200 in lease year 2024. The annual minimum guaranteed payment to the State by the trustee for the six months ended June 30, 2010 and 2009 was $4,925 and $4,823, respectively.
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
In the six months ended June 30, 2010, we made deficiency payments of $1,726 and we did not record or receive any interest and premium income deficiency repayments from the trustee. In the six months ended June 30, 2009, we made deficiency payments of $1,540 and we did not record or receive any interest and premium income related to deficiency repayments from the trustee. The receivable from the trustee for interest and premium income related to deficiency repayments was $0 as of June 30, 2010 and June 30, 2009.
The deficiency payments, if any, are recorded as a receivable by us for which we are reimbursed from time to time as provided in the trust agreement. As of June 30, 2010 and December 31, 2009, we have a receivable of $11,332 and $9,606, respectively, compromised of cumulative deficiency payments to the trustee, net of reimbursements. We believe these advances to be fully recoverable and therefore have not recorded a valuation allowance for them. We do not guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.
The Construction, Financing and Operating Special Facility Lease Agreement, which governs reimbursement of Guarantor Payments, places no time restriction or limits on our right to reimbursement.
The following table reconciles the beginning and ending balance of the receivable for each period presented:

	June 30, 2010	December 31, 2009
	(Unaudited)
Deficiency payments:
Balance at beginning of period	$9,606	$5,961
Deficiency payments made	1,726	3,645
Deficiency repayment received	—	—

Balance at end of period	11,332	9,606
Other Bradley related	3,203	3,203
Valuation allowance	(2,484)	(2,484)

Total long-term receivables	$12,051	$10,325

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
Cumulative management fees of $4,500 have not been recognized as of June 30, 2010 and no management fee income was recognized during the six months ending June 30, 2010 and 2009.

11. Borrowing Arrangements
Long-term borrowings, in order of preference, consist of:

	Amount Outstanding
	Due Date	June 30, 2010	December 31, 2009
		(Unaudited)
Senior credit facility	June 2013	$108,150	$109,850
Capital lease obligations	Various	1,779	2,056
Obligations on seller notes and other	Various	1,243	1,305

		111,172	113,211
Less current portion		654	662

		$110,518	$112,549

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
We are in compliance with all of our financial covenants as of June 30, 2010.
The weighted average interest rate on our senior credit facility at June 30, 2010 and December 31, 2009 was 2.9% and 3.2%, respectively. The rate includes all outstanding LIBOR contracts, interest rate cap effect and letters of credit. The weighted average interest rate on outstanding borrowings, not including letters of credit, was 3.0% and 3.3% at June 30, 2010 and December 31, 2009, respectively.
At June 30, 2010, we had $16,884 of letters of credit outstanding under the senior credit facility, borrowings against the senior credit facility aggregated $108,150, and we had $23,680 available under the senior credit facility.
We have entered into various financing agreements, which were used for the purchase of equipment.

12. Stock Repurchases
In July 2008, our Board of Directors authorized us to repurchase shares of our common stock, on the open market or through private purchases, up to $60,000 in aggregate.
During the first quarter of 2009, we repurchased 213,301 shares at an average price of $18.21 per share, including average commissions of $0.01 per share, on the open market. The total value of the first quarter transactions was $3,884. We retired 200,650 shares during the first quarter of 2009, and retired the remaining 12,651 shares in April 2009.
We did not make any share repurchases subsequent to the first quarter of 2009. As of June 30, 2010, $18,973 remained available for repurchase under the July 2008 authorization by the Board of Directors.
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
Our business is managed based on regions administered by executive vice presidents. Regions one and three are generally organized geographically. The following is a summary of revenues (excluding reimbursed management contract revenue) and gross profit by regions for the three months ended June 30, 2010 and 2009. Information related to prior periods has been recast to conform to the current region alignment.

The Company has provided this business unit segment information for all comparable prior periods. Segment information is summarized as follows (in thousands):

	For the three months ended				For the six months ended
	June 30,	Gross	June 30,	Gross	June 30,	Gross	June 30,	Gross
	2010	Margin	2009	Margin	2010	Margin	2009	Margin
Revenues:
Region One
Lease contracts	$18,309		$20,107		$35,344		$39,320
Management contracts	12,000		13,301		23,951		26,907

Total Region One	30,309		33,408		59,295		66,227
Region Two
Lease contracts	561		669		1,307		1,289
Management contracts	4,856		2,661		12,947		4,818

Total Region Two	5,417		3,330		14,254		6,107
Region Three
Lease contracts	5,171		4,878		10,126		9,784
Management contracts	12,884		13,234		25,374		27,428

Total Region Three	18,055		18,112		35,500		37,212
Region Four
Lease contracts	10,110		10,023		20,485		19,936
Management contracts	12,312		8,048		19,873		16,366

Total Region Four	22,422		18,071		40,358		36,302
Other
Lease contracts	11		10		16		58
Management contracts	29		67		11		85

Total Other	40		77		27		143
Reimbursed revenue	100,757		97,595		206,812		200,152

Total revenues	$177,000		$170,593		$356,246		$346,143

Gross Profit
Region One
Lease contracts	$1,610	9%	$1,773	9%	$1,762	5%	$2,507	6%
Management contracts	7,126	59%	6,802	51%	13,397	56%	13,927	52%

Total Region One	8,736		8,575		15,159		16,434
Region Two
Lease contracts	58	10%	25	4%	133	10%	41	3%
Management contracts	1,518	31%	982	37%	3,724	29%	1,794	37%

Total Region Two	1,576		1,007		3,857		1,835
Region Three
Lease contracts	432	8%	418	9%	800	8%	830	8%
Management contracts	6,484	50%	6,006	45%	12,285	48%	12,272	45%

Total Region Three	6,916		6,424		13,085		13,102
Region Four
Lease contracts	840	8%	596	6%	1,522	7%	1,108	6%
Management contracts	4,252	35%	3,814	47%	7,883	40%	7,904	48%

Total Region Four	5,092		4,410		9,405		9,012
Other
Lease contracts	5	45%	(57)	(570)%	73	456%	20	34%
Management contracts	423	1,458%	(231)	(345)%	325	2,954%	(622)	(732)%

Total Other	428		(288)		398		(602)
Total gross profit	22,748		20,128		41,904		39,781
General and administrative expenses	12,218		10,320		23,778		23,081
General and administrative expense percentage of gross profit	54%		51%		57%		58%
Depreciation and amortization	1,570		1,413		3,030		2,900

Operating income	8,960		8,395		15,096		13,800
Other expenses (income):
Interest expense	1,398		1,528		2,888		2,964
Interest income	(52)		(95)		(105)		(162)

	1,346		1,433		2,783		2,802
Income before income taxes	7,614		6,962		12,313		10,998
Income tax expense	3,021		2,692		4,868		4,266

Net income	4,593		4,270		7,445		6,732
Less: Net income attributable to noncontrolling interest	85		42		92		106

Net income attributable to Standard Parking Corporation	$4,508		$4,228		$7,353		$6,626

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
The CODM does not evaluate segments using discrete asset information.
14. Comprehensive Income
Comprehensive income consists of the following components, net of tax (Unaudited):

	For the three months ended		For the six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net income	$4,593	$4,270	$7,445	$6,732
Revaluation of interest rate cap	(201)	—	(360)	—
Effect of foreign currency translation	(176)	177	280	(57)

Comprehensive income	4,216	4,447	7,365	6,675
Less: comprehensive income attributable to noncontrolling interest	85	42	92	106

Comprehensive income attributable to Standard Parking Corporation	$4,131	$4,405	$7,273	$6,569

15. Income Taxes
For the three months ended June 30, 2010, the Company recognized income tax expense of $3,021 on pre-tax earnings of $7,614 compared to $2,692 income tax expense on pre-tax earnings of $6,962 for the three months ended June 30, 2009. For the six months ended June 30, 2010, the Company recognized income tax expense of $4,868 on pre-tax earnings of $12,313 compared to $4,266 income tax expense on pre-tax earnings of $10,998 for the six months ended June 30, 2009. Income tax expense is based on a projected annual effective tax rate of approximately 39.5% for the six months ended June 30, 2010 compared to approximately 38.8% for the six months ended June 30, 2009. The change in the Company’s effective tax rate resulted primarily from a decrease in the Company’s state effective tax rate.
In July 2006, the FASB issued accounting guidance for uncertainty in income taxes. The accounting guidance for uncertainty in income taxes recognized in an enterprise’s financial statements also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes potential interest and penalties related to uncertain tax positions, if any, in income tax expense. Upon adoption, the Company completed a detailed analysis of its tax positions and determined that the implementation of this guidance did not have an impact on the Company’s financial position or results from operations. As of June 30, 2010, the Company has not identified any uncertain tax positions that would have a material impact on the Company’s financial position.
The tax years that remain subject to examination for the Company’s major tax jurisdictions at June 30, 2010 are shown below:

2004 – 2009	United States — federal income tax
2003 – 2009	United States — state and local income tax
2006 – 2009	Canada

16. Legal Proceedings
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
As previously disclosed in our Form 10-Q for the quarterly period ended March 31, 2010, John V. Holten, a former director and former indirect controlling shareholder of the Company, filed a lawsuit against us. On May 20, 2010, we filed an answer to this lawsuit, denying Mr. Holten’s claim for breach of his employment agreement. We asserted a separate counterclaim seeking a declaratory judgment that Mr. Holten’s employment agreement is voidable and void. The counterclaim further seeks, among other relief, restitution of all payments made to Mr. Holten and his affiliates pursuant to his employment agreement. Mr. Holten has not answered the counterclaim as of the date this report was filed.

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
We operate our clients’ properties through two types of arrangements: management contracts and leases. Under a management contract, we typically receive a base monthly fee for managing the facility, and we may also receive an incentive fee based on the achievement of facility performance objectives. We also receive fees for ancillary services. Typically, all of the underlying revenue and expenses under a standard management contract flow through to our clients rather than to us. However, some management contracts, which are referred to as “reverse” management contracts, usually provide for larger management fees and require us to pay various costs. Under lease arrangements, we generally pay to the property owner either a fixed annual rent, a percentage of gross customer collections or a combination thereof. We collect all revenue under lease arrangements and we are responsible for most operating expenses, but we are typically not responsible for major maintenance, capital expenditures or real estate taxes. Margins for lease contracts vary significantly, not only due to operating performance, but also due to variability of parking rates in different cities and varying space utilization by parking facility type and location. As of June 30, 2010, we operated approximately 90% of our locations under management contracts and approximately 10% of our locations under leases. For the six months ended June 30, 2010, we derived approximately 90% of our gross profit under management contracts and approximately 10% of our gross profit under leases.
In evaluating our financial condition and operating performance, management’s primary focus is on our gross profit, total general and administrative expenses and general and administrative expenses as a percentage of our gross profit. Although the underlying economics to us of management contracts and leases are similar, the manner in which we are required to account for them differs. Revenue from leases includes all gross customer collections derived from our leased locations (net of parking tax), whereas revenue from management contracts only includes our contractually agreed upon management fees and amounts attributable to ancillary services. Gross customer collections at facilities under management contracts, therefore, are not included in our revenue. Accordingly, while a change in the proportion of our operating agreements that are structured as leases versus management contracts may cause significant fluctuations in reported revenue and expense of parking services, that change will not artificially affect our gross profit. For example, as of June 30, 2010, we operated approximately 90% of our locations under management contracts, and for the six months ended June 30, 2010, we derived approximately 90% of our gross profit under management contracts. Only approximately 55% of total revenue (excluding reimbursed management contract revenue), however, was from management contracts because under those contracts the revenue collected from parking customers belongs to our clients. Therefore, gross profit and total general and administrative expenses, rather than revenue, are management’s primary focus.

General Business Trends
We believe that sophisticated commercial real estate developers and property managers and owners recognize the opportunity for parking and related services to be a profit generator rather than a cost center. Often, the parking experience makes both the first and the last impressions on their properties’ tenants and visitors. By outsourcing these services, they are able to capture additional profit by leveraging the unique operational skills and controls that an experienced parking management company can offer. Our ability to consistently deliver a uniformly high level of parking and related services and maximize the profit to our clients improves our ability to win contracts and retain existing locations. Our location retention rate for the twelve-month period ended June 30, 2010 and June 30, 2009 was approximately 89%, which also reflects our decision not to renew, or to terminate, unprofitable contracts.
For the three months ended June 30, 2010 compared to the three months ended June 30, 2009, average gross profit per location increased by 10.6% from $9.4 thousand to $10.4 thousand due to cost savings on non-operating items and increased profit on our 2009 acquisition.
Summary of Operating Facilities
We focus our operations in core markets where a concentration of locations improves customer service levels and operating margins. The following table reflects our facilities operated at the end of the periods indicated:

	June 30, 2010	December 31, 2009	June 30, 2009
Managed facilities	1,966	1,921	1,919
Leased facilities	210	208	223

Total facilities	2,176	2,129	2,142

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
Reimbursed Management Contract Revenue
Reimbursed management contract revenue consists of the direct reimbursement from the property owner for operating expenses incurred under a management contract, which is reflected in our revenue.

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
Our business is managed based on regions administered by executive vice presidents. The following is a summary of revenues (excluding reimbursed management contract revenue) by region for the three and six months ended June 30, 2010 and 2009. Information related to prior years has been recast to conform to the new region alignment.

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
Three Months ended June 30, 2010 Compared to Three Months ended June 30, 2009
Segment revenue information is summarized as follows:

	Three Months Ended June 30,
	Region One		Region Two		Region Three		Region Four		Other		Total		Variance
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009	Amount	%
							(in millions)
Lease contract revenue:
New location	$0.4	$0.2	$—	$—	$0.9	$—	$0.2	$0.1	$—	$—	$1.5	$0.3	$1.2	400.0
Contract expirations	—	1.5	—	0.2	—	0.4	—	—	—	—	—	2.1	(2.1)	(100.0)
Same location	17.9	18.4	0.6	0.5	4.3	4.5	9.9	9.5	—	—	32.7	32.9	(0.2)	(0.6)
Conversions	—	—	—	—	—	—	—	0.4	—	—	—	0.4	(0.4)	(100.0)

Total lease contract revenue	$18.3	$20.1	$0.6	$0.7	$5.2	$4.9	$10.1	$10.0	$—	$—	$34.2	$35.7	$(1.5)	(4.2)

Management contract revenue:
New location	$1.9	$0.1	$2.2	$—	$0.9	$0.1	$4.7	$—	$—	$—	$9.7	$0.2	$9.5	4750.0
Contract expirations	0.1	1.8	—	0.1	0.2	1.3	—	0.2	—	—	0.3	3.4	(3.1)	(91.2)
Same location	10.0	11.4	2.7	2.6	11.8	11.9	7.6	7.8	—	—	32.1	33.7	(1.6)	(4.7)
Conversions	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Total management contract revenue	$12.0	$13.3	$4.9	$2.7	$12.9	$13.3	$12.3	$8.0	$—	$—	$42.1	$37.3	$4.8	12.9

Parking services revenue—lease contracts. Lease contract revenue decreased $1.5 million, or 4.2%, to $34.2 million in the three months ended June 30, 2010, compared to $35.7 million for the three months ended June 30, 2009. The decrease resulted primarily from contract expirations and conversions exceeding increases in revenue from new locations. Same location revenue for those facilities, which as of June 30, 2010 are the comparative periods for the two years presented, decreased 0.6%. The decrease in same location revenue was due to decreases in monthly parking revenue of $0.3 million, or 3.2%, partially offset by increases in short-term parking revenue of $0.1 million, or 0.4%. Revenue associated with contract expirations relates to contracts that expired during the current period.
Parking services revenue—management contracts. Management contract revenue increased $4.8 million, or 12.9%, to $42.1 million for three months ended June 30, 2010, compared to $37.3 million for the three months ended June 30, 2009. The increase resulted primarily from new locations, partially offset by decreases in revenue from contract expirations. Same locations revenue for those facilities, which as of June 30, 2010 are the comparative for the two years presented, decreased 4.7%.
Reimbursed management contract revenue. Reimbursed management contract revenue increased $3.2 million, or 3.3%, to $100.8 million for the three months ended June 30, 2010, compared to $97.6 million for the three months ended June 30, 2009. This increase resulted from an increase in reimbursed costs incurred on behalf of owners.
Lease contract revenue decreased primarily due to region one same location revenue and regions one and two contract expirations, partially offset by increases in region three new location revenue and region four same location revenue. Same location revenue decreased in region one and three compared to the prior year primarily due to decreases in monthly parking revenue.
Management contract revenue increased primarily due to new locations in regions one, two, three and four, partially offset by contract expirations in regions one, two, three and four and decreases in same locations for regions one, three and four. Same location revenue decreased primarily due to decreased fees from reverse management locations and ancillary services.

Segment cost of parking services information is summarized as follows:

	Three Months Ended June 30,
	Region One		Region Two		Region Three		Region Four		Other		Total		Variance
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009	Amount	%
	(in millions)
Cost of parking services lease contracts:
New location	$0.3	$0.1	$—	$—	$0.8	$—	$0.2	$0.1	$—	$—	$1.3	$0.2	$1.1	550.0
Contract expirations	—	1.3	—	0.2	—	0.4	—	—	—	—	—	1.9	(1.9)	(100.0)
Same location	16.4	16.9	0.5	0.5	3.9	4.1	9.0	8.9	0.1	—	29.9	30.4	(0.5)	(1.6)
Conversions	—	—	—	—	—	—	—	0.4	—	—	—	0.4	(0.4)	(100.0)

Total cost of parking services lease contracts	$16.7	$18.3	$0.5	$0.7	$4.7	$4.5	$9.2	$9.4	$0.1	$—	$31.2	$32.9	$(1.7)	(5.2)

Cost of parking services management contracts:
New location	$0.8	$—	$1.8	$—	$0.5	$—	$4.2	$—	$—	$—	$7.3	$—	$7.3	100..0
Contract expirations	—	1.4	—	—	0.1	0.8	—	0.1	—	—	0.1	2.3	(2.2)	(95.7)
Same location	4.0	5.1	1.6	1.7	5.8	6.4	3.9	4.1	(0.4)	0.3	14.9	17.6	(2.7)	(15.3)
Conversions	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Total cost of parking services management contracts	$4.8	$6.5	$3.4	$1.7	$6.4	$7.2	$8.1	$4.2	$(0.4)	$0.3	$22.3	$19.9	$2.4	12.1

Cost of parking services—lease contracts. Cost of parking services for lease contracts decreased $1.7 million, or 5.2%, to $31.2 million for the three months ended June 30, 2010, compared to $32.9 million for the three months ended June 30, 2009. The decrease resulted primarily from decreases in costs related to contract expirations and conversions, partially offset by increases in costs related to new locations. Same locations costs for those facilities which as of June 30, 2010 are the comparative for the two years presented, decreased 1.6%. Same location costs decreased $0.3 million due to rent expense, primarily as a result of contingent rental payments on the decrease in revenue for same locations and $0.1 million due to payroll and payroll related and other operating costs of $0.1 million.
Cost of parking services—management contracts. Cost of parking services for management contracts increased $2.4 million, or 12.1%, to $22.3 million for the three months ended June 30, 2010, compared to $19.9 million for the three months ended June 30, 2009. The increase resulted primarily from increases in costs related to new locations, partially offset by decreases in costs related to contract expirations. Same location costs for those facilities, which as of June 30, 2010 are the comparative period for the two years presented, decreased 15.3%. Same location decrease in operating expenses for management contracts primarily result from decreases in costs associated with reverse management contracts and the cost of providing management services.
Reimbursed management contract expense. Reimbursed management contract expense increased $3.2 million, or 3.3%, to $100.8 million, for the three months ended June 30, 2010, compared to $97.6 million for the three months ended June 30, 2009. This increase resulted from an increase in reimbursed cost incurred on the behalf of owners.
Cost of parking services lease contracts decreased primarily due to fewer contract expirations in regions one, two and three, decreases in same location costs in region one and three and decreases in conversions in region four, partially offset by increases in new locations for regions one, three and four. Same location costs decreased primarily due to decreases in rent expense primarily as a result of contingent rental payments on the decrease in revenue for some locations and a reduction in payroll and payroll related.
Cost of parking services management contracts primarily increased due to new locations in regions one, two, three and four, partially offset by fewer contract expirations in regions one, three and four and decreases in same location in regions one, two, three and four. The other region amounts in same location costs primarily represent prior year insurance reserve adjustments.

Segment gross profit/gross profit percentage information is summarized as follows:

	Region One		Region Two			Region Three		Region Four		Other		Total		Variance
	2010	2009	2010	2009		2010	2009	2010	2009	2010	2009	2010	2009	Amount	%
	(in millions)
Gross profit lease contracts:
New location	$0.1	$0.1	$—		$—	$0.1	$—	$—	$—	$—	—	$0.2	$0.1	$0.1	100.0
Contract expirations	—	0.2	—		—	—	—	—	—	—	—	—	0.2	(0.2)	(100.0)
Same location	1.5	1.5	0.1		—	0.4	0.4	0.9	0.6	(0.1)	—	2.8	2.5	0.3	12.0
Conversions	—	—	—		—	—	—	—	—	—	—	—	—	—	—

Total gross profit lease contracts	$1.6	$1.8	$0.1	$		$0.5	$0.4	$0.9	$0.6	$(0.1)	—	$3.0	$2.8	$0.2	7.1

	(percentages)
Gross profit percentage lease contracts:
New location	25.0	50.0	—		—	11.1	—	—	—	—	—	13.3	33.3
Contract expirations	—	13.3	—		—	—	—	—	—	—	—	—	9.5
Same location	8.4	8.2	16.7		—	9.3	8.9	9.1	6.3	—	—	8.6	7.6
Conversions	—	—	—		—	—	—	—	—	—	—	—	—

Total gross profit percentage	8.7	9.0	16.7		—	9.6	8.2	8.9	6.0	—	—	8.8	7.8

	(in millions)
Gross profit management contracts:
New location	$1.1	$0.1	$0.4		$—	$0.4	$0.1	$0.5	$—	$—	$—	$2.4	$0.2	$2.2	1100.0
Contract expirations	0.1	0.4	—		0.1	0.1	0.5	—	0.1	—	—	0.2	1.1	(0.9)	(81.8)
Same location	6.0	6.3	1.1		0.9	6.0	5.5	3.7	3.7	0.4	(0.3)	17.2	16.1	1.1	6.8
Conversions	—	—	—		—	—	—	—	—	—	—	—	—	—	—

Total gross profit management contracts	$7.2	$6.8	$1.5		$1.0	$6.5	$6.1	$4.2	$3.8	$0.4	(0.3)	$19.8	$17.4	$2.4	13.8

	(percentages)
Gross profit percentage management contracts:
New location	57.9	100.0	18.2		—	44.4	100.0	10.6	—	—	—	24.7	100.0
Contract expirations	100.0	22.2	—		100.0	50.0	38.5	—	50.0	—	—	66.7	32.4
Same location	60.0	55.3	40.7		34.6	50.8	46.2	48.7	47.4	—	—	53.6	47.8
Conversions	—	—	—		—	—	—	—	—	—	—	—	—

Total gross profit percentage	60.0	51.1	30.6		37.0	50.4	45.9	34.1	47.5	—	—	47.0	46.6

Gross profit—lease contracts. Gross profit for lease contracts increased $0.2 million, or 7.1%, to $3.0 million for the three months ended June 30, 2010, compared to $2.8 million for the three months ended June 30, 2009. Gross profit percentage for lease contracts increased to 8.8% for the three months ended June 30, 2010, compared to 7.8% for the three months ended June 30, 2009. Gross profit lease contracts increases on same locations were primarily the result of a decrease in cost related to rent expense, primarily as a result of contingent rental payments on the decrease in revenue for same locations.
Gross profit—management contracts. Gross profit for management contracts increased $2.4 million, or 13.8%, to $19.8 million for the three months ended June 30, 2010, compared to $17.4 million for the three months ended June 30, 2009. Gross profit percentage for management contracts increased to 47.0% for the three months ended June 30, 2010 compared to 46.6% in the three months ended June 30, 2009. Gross profit for management contracts increases were primarily the result of our same locations, and our contract expirations, partially offset by decreases in our new locations. Gross profit percentage on contract expirations accounted for most of the increase on a percentage basis.
Gross profit for lease contracts increased primarily due to same locations in regions one and four due to decreases in cost related to rent expense, primarily as a result of contingent rental payments on the decrease in revenue for same locations.
Gross profit for management contracts increased primarily due to our same locations in regions two, three and other and our new locations in regions one, two, three and four.
General and administrative expenses. General and administrative expenses increased $1.9 million, or 18.4%, to $12.2 million for the three months ended June 30, 2010, compared to $10.3 million for the three months ended June 30, 2009. This increase resulted primarily due to the restoration of performance-based compensation programs in 2010 of $2.2 million, partially offset by a decrease of $0.3 million in legal-related expenses.
Interest expense. Interest expense was $1.4 million for the three months ended June 30, 2010 and did not change significantly compared to the three months ended June 30, 2009.
Interest income. Interest income was $0.1 million for the three months ended June 30, 2010 and did not change significantly compared to the three months ended June 30, 2009.

Income tax expense. Income tax expense increased $0.3 million, or 11.1%, to $3.0 million for the three months ended June 30, 2010, as compared to $2.7 million for the three months ended June 30, 2009. An increase in our pre-tax income resulted in a $0.3 million increase in income tax expense. Our effective tax rate was 39.7% for the three months ended June 30, 2010 and 38.7% for the three months ended June 30, 2009.
Six Months ended June 30, 2010 Compared to Six Months ended June 30, 2009
Segment revenue information is summarized as follows:

	Six Months Ended June 30,
	Region One		Region Two		Region Three		Region Four		Other		Total		Variance
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009	Amount	%
	(in millions)
Lease contract revenue:
New location	$0.7	$0.2	$—	$—	$1.6	$0.1	$0.5	$0.1	$—	$—	$2.8	$0.4	$2.4	600.0
Contract expirations	—	3.1	0.2	0.4	—	0.8	—	—	—	—	0.2	4.3	(4.1)	(95.3)
Same location	34.7	36.0	1.1	1.0	8.5	8.9	19.7	19.0	—	0.1	64.0	65.0	(1.0)	(1.5)
Conversions	—	—	—	—	—	—	0.3	0.7	—	—	0.3	0.7	(0.4)	(57.1)

Total lease contract revenue	$35.4	$39.3	$1.3	$1.4	$10.1	$9.8	$20.5	$19.8	$—	$0.1	$67.3	$70.4	$(3.1)	(4.4)

Management contract revenue:
New location	$3.0	$0.2	$8.0	$—	$2.0	$0.4	$5.0	$0.1	$—	$—	$18.0	$0.7	$17.3	2471.4
Contract expirations	0.4	4.1	—	0.2	0.6	3.5	—	0.5	—	—	1.0	8.3	(7.3)	(88.0)
Same location	20.6	22.6	4.9	4.6	22.8	23.5	14.9	15.9	—	—	63.2	66.6	(3.4)	(5.1)
Conversions	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Total management contract revenue	$24.0	$26.9	$12.9	$4.8	$25.4	$27.4	$19.9	$16.5	$—	$—	$82.2	$75.6	$6.6	8.7

Parking services revenue—lease contracts. Lease contract revenue decreased $3.1 million, or 4.4%, to $67.3 million in the six months ended June 30, 2010, compared to $70.4 million for the six months ended June 30, 2009. The decrease resulted primarily from contract expirations and conversions exceeding increases in revenue from new locations. Same location revenue for those facilities, which as of June 30, 2010 are the comparative periods for the two years presented, decreased 1.5%. The decrease in same location revenue was due to decreases in short-term parking revenue of $0.2 million, or 0.4%, and a decrease in monthly parking revenue of $0.8 million, or 3.9%. Revenue associated with contract expirations relates to contracts that expired during the current period.
Parking services revenue—management contracts. Management contract revenue increased $6.6 million, or 8.7%, to $82.2 million for six months ended June 30, 2010, compared to $75.6 million for the six months ended June 30, 2009. The increase resulted primarily from new locations, partially offset by decreases in revenue from contract expirations. Same locations revenue for those facilities, which as of June 30, 2010 are the comparative for the two years presented, decreased 5.1%.
Reimbursed management contract revenue. Reimbursed management contract revenue increased $6.6 million, or 3.3%, to $206.8 million for the six months ended June 30, 2010, compared to $200.2 million for the six months ended June 30, 2009. This increase resulted from an increase in reimbursed costs incurred on behalf of owners.
Lease contract revenue decreased primarily due to region one and three same location revenue, decreases in contract expirations in region one, two, and three, decreases in conversions in region four, partially offset by new location increases in region one, three, and four. Same location revenue decreased compared to the prior year primarily due to decreases in short-term and monthly parking revenue.
Management contract revenue increased primarily due to new locations in regions one, two, three and four, partially offset by contract expirations in regions one, two, three and four and decreases in same locations for regions one, two and four. Same location revenue decreased primarily due to decreased fees from reverse management locations and ancillary services.

Segment cost of parking services information is summarized as follows:

	Six Months Ended June 30,
	Region One		Region Two		Region Three		Region Four		Other		Total		Variance
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009	Amount	%
	(in millions)
Cost of parking services lease contracts:
New location	$0.6	$0.2	$—	$—	$1.5	$—	$0.4	$0.1	$—	$—	$2.5	$0.3	$2.2	733.3
Contract expirations	—	3.0	0.2	0.3	—	0.8	—	—	—	—	0.2	4.1	(3.9)	(95.1)
Same location	33.0	33.8	1.0	0.9	7.8	8.1	18.2	18.0	—	—	60.0	60.8	(0.8)	(1.3)
Conversions	—	—	—	—	—	—	0.3	0.7	—	—	0.3	0.7	(0.4)	(57.1)

Total cost of parking services lease contracts	$33.6	$37.0	$1.2	$1.2	$9.3	$8.9	$18.9	$18.8	$—	$—	$63.0	$65.9	$(2.9)	(4.4)

Cost of parking services management contracts:
New location	$1.2	$—	$6.3	$—	$1.2	$0.3	$4.5	$—	$—	$—	$13.2	$0.3	$12.9	4300.0
Contract expirations	0.2	2.5	—	—	0.3	2.2	—	0.2	—	—	0.5	4.9	(4.4)	(89.8)
Same location	9.2	10.6	2.9	3.0	11.6	12.7	7.5	8.2	(0.4)	0.6	30.8	35.1	(4.3)	(12.3)
Conversions	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Total cost of parking services management contracts	$10.6	$13.1	$9.2	$3.0	$13.1	$15.2	$12.0	$8.4	$(0.4)	$0.6	$44.5	$40.3	$4.2	10.4

Cost of parking services—lease contracts. Cost of parking services for lease contracts decreased $2.9 million, or 4.4%, to $63.0 million for the six months ended June 30, 2010, compared to $65.9 million for the six months ended June 30, 2009. The decrease resulted primarily from decreases in costs related to contract expirations and conversions, partially offset by increases in costs related to new locations. Same locations costs for those facilities which as of June 30, 2010 are the comparative for the two years presented, decreased 1.3%. Same location costs decreased $0.7 million due to rent expense, primarily as a result of contingent rental payments on the decrease in revenue for same locations and $0.1 million due to payroll and payroll related.
Cost of parking services—management contracts. Cost of parking services for management contracts increased $4.2 million, or 10.4%, to $44.5 million for the six months ended June 30, 2010, compared to $40.3 million for the six months ended June 30, 2009. The increase resulted primarily from increases in costs related to new locations, partially offset by decreases in costs related to contract expirations. Same location costs for those facilities, which as of June 30, 2010 are the comparative period for the two years presented, decreased 12.3%. Same location decrease in operating expenses for management contracts primarily result from decreases in costs associated with reverse management contracts and the cost of providing management services.
Reimbursed management contract expense. Reimbursed management contract expense increased $6.6 million, or 3.3%, to $206.8 million, for the six months ended June 30, 2010, compared to $200.2 million for the six months ended June 30, 2009. This increase resulted from an increase in reimbursed cost incurred on the behalf of owners.
Cost of parking services lease contracts decreased primarily due to fewer contract expirations in regions one, two and three, decreases in same location costs in region one and three, partially offset by increases in new locations for regions one, three and four. Same location costs decreased primarily due to decreases in rent expense primarily as a result of contingent rental payments on the decrease in revenue for some locations and a reduction in payroll and payroll related.
Cost of parking services management contracts primarily increased due to new locations in regions one, two, three and four, partially offset by fewer contract expirations in regions one, three, and four, decreases in same location in regions one, two, three and four. The other region amounts in same location costs primarily represent prior year insurance reserve adjustments.

Segment gross profit/gross profit percentage information is summarized as follows:

	Six Months Ended June 30,
	Region One		Region Two		Region Three		Region Four		Other		Total		Variance
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009	Amount	%
	(in millions)
Gross profit lease contracts:
New location	$0.1	$—	$—	$—	$0.1	$0.1	$0.1	$—	$—	$—	$0.3	$0.1	$0.2	200.0
Contract expirations	—	0.1	—	0.1	—	—	—	—	—	—	—	0.2	(0.2)	(100.0)
Same location	1.7	2.2	0.1	0.1	0.7	0.8	1.5	1.0	—	0.1	4.0	4.2	(0.2)	(4.8)
Conversions	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Total gross profit lease contracts	$1.8	$2.3	$0.1	$0.2	$0.8	$0.9	$1.6	$1.0	$—	$0.1	$4.3	$4.5	$(0.2)	(4.4)

	(percentages)
Gross profit percentage lease contracts:
New location	14.3	—	—	—	6.3	100.0	20.0	—	—	—	10.7	25.0
Contract expirations	—	3.2	—	25.0	—	—	—	—	—	—	—	4.7
Same location	4.9	6.1	9.1	10.0	8.2	9.0	7.6	5.3	—	100.0	6.3	6.5
Conversions	—	—	—	—	—	—	—	—	—	—	—	—

Total gross profit percentage	5.1	5.9	7.7	14.3	7.9	9.2	7.8	5.1	—	100.0	6.4	6.4

	(in millions)
Gross profit management contracts:
New location	$1.8	$0.2	$1.7	$—	$0.8	$0.1	$0.5	$0.1	$—	$—	$4.8	$0.4	$4.4	1,100.0
Contract expirations	0.2	1.6	—	0.2	0.3	1.3	—	0.3	—	—	0.5	3.4	(2.9)	(85.3)
Same location	11.4	12.0	2.0	1.6	11.2	10.8	7.4	7.7	0.4	(0.6)	32.4	31.5	0.9	2.9
Conversions	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Total gross profit management contracts	$13.4	$13.8	$3.7	$1.8	$12.3	$12.2	$7.9	$8.1	$0.4	$(0.6)	$37.7	$35.3	$2.4	6.8

	(percentages)
Gross profit percentage management contracts:
New location	60.0	100.0	21.3	—	40.0	25.0	10.0	100.0	—	—	26.7	57.1
Contract expirations	50.0	39.0	—	100.0	50.0	37.1	—	60.0	—	—	50.0	41.0
Same location	55.3	53.1	40.8	34.8	49.1	46.0	49.7	48.4	—	—	51.3	47.3
Conversions	—	—	—	—	—	—	—	—	—	—	—	—

Total gross profit percentage	55.8	51.3	28.7	37.5	48.4	44.5	39.7	49.1	—	—	45.9	46.7

Gross profit—lease contracts. Gross profit for lease contracts decreased $0.2 million, or 4.4%, to $4.3 million for the six months ended June 30, 2010, compared to $4.5 million for the six months ended June 30, 2009. Gross profit percentage for lease contracts remained flat at 6.4% for the six months ended June 30, 2010 and June 30, 2009. Gross profit lease contracts decreases on same locations were primarily the result of a decrease in short-term and monthly parking revenue, without an equal and corresponding decrease in costs.
Gross profit—management contracts. Gross profit for management contracts increased $2.4 million, or 6.8%, to $37.7 million for the six months ended June 30, 2010, compared to $35.3 million for the six months ended June 30, 2009. Gross profit percentage for management contracts decreased to 45.9% for the six months ended June 30, 2010 compared to 46.7% in the six months ended June 30, 2009. Gross profit for management contracts increases were primarily the result of our same locations, and our new locations, partially offset by decreases in our contract expirations. Gross profit percentage on new locations and same locations accounted for most of the decline on a percentage basis.
Gross profit for lease contracts declined primarily due to same locations in regions one and three due to decreases in short-term and monthly parking revenue, without an equal and corresponding decrease in costs. The other region amounts in same location primarily represent prior year insurance reserve adjustments.
Gross profit for management contracts increased primarily due to our same locations in regions two, three and other and our new locations in regions one, two, three and four, partially offset by contract expirations in regions one, two, three and four.
General and administrative expenses. General and administrative expenses increased $0.7 million, or 3.0%, to $23.8 million for the six months ended June 30, 2010, compared to $23.1 million for the six months ended June 30, 2009. This increase resulted primarily due to the restoration of performance-based compensation programs in 2010 of $2.0 million, partially offset by a decrease of $1.0 million in legal-related expenses and a decrease of $0.3 million in other costs.
Interest expense. Interest expense was $2.9 million for the six months ended June 30, 2010 and did not change significantly compared to the six months ended June 30, 2009.
Interest income. Interest income was $0.1 million for the six months ended June 30, 2010 and did not change significantly compared to the six months ended June 30, 2009.

Income tax expense. Income tax expense increased $0.6 million, or 14.0%, to $4.9 million for the six months ended June 30, 2010, as compared to $4.3 million for the six months ended June 30, 2009. An increase in our pre-tax income resulted in a $0.5 million increase in income tax expense. Our effective tax rate was 39.5% for the six months ended June 30, 2010 and 38.8% for the six months ended June 30, 2009.
Liquidity and Capital Resources
Outstanding Indebtedness
On June 30, 2010, we had total indebtedness of approximately $111.2 million, a decrease of $2.0 million from December 31, 2009. The $111.2 million includes:
•	$108.2 million under our senior credit facility; and
•	$3.0 million of other debt including capital lease obligations and obligations on seller notes and other indebtedness.
We believe that our cash flow from operations, combined with availability under our senior credit facility, which amounted to $23.7 million at June 30, 2010, will be sufficient to enable us to pay our indebtedness, or to fund other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before their respective maturities. We believe that we will be able to refinance our indebtedness on commercially reasonable terms.
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
The weighted average interest rate on our senior credit facility at June 30, 2010 and December 31, 2009 was 2.9% and 3.2%, respectively. The rate includes all outstanding LIBOR contracts, interest rate cap effect and letters of credit. The weighted average interest rate on outstanding borrowings, not including letters of credit, was 3.0% and 3.3% at June 30, 2010 and December 31, 2009, respectively.
At June 30, 2010, we had $16.9 million of letters of credit outstanding under the senior credit facility, borrowings against the senior credit facility aggregated $108.2 million and we had $23.7 million available under the senior credit facility.

Interest Rate Cap Transactions
We do not enter into derivative instruments for any purpose other than cash flow hedging purposes.
On February 22, 2010, we entered into interest rate cap agreements with Wells Fargo Bank N.A. (“Wells Fargo”) and Fifth Third Bank (“Fifth Third”), allowing us to limit our exposure on a portion of our borrowings under our senior credit facility (“Rate Cap Transactions”). Pursuant to two separate letter agreements between the Company and Wells Fargo and Fifth Third, respectively, we will receive payments from Wells Fargo and Fifth Third each quarterly period to the extent that the prevailing three-month LIBOR during that period exceeds our cap rate of 3.25%. The Rate Cap Transactions are effective March 31, 2010, and will settle each quarter on a date that is intended to coincide with our quarterly interest payments dates under our senior credit facility. The Rate Cap Transactions cap our LIBOR interest rate on a notional amount of $50 million at 3.25% for a total of 39 months. These Rate Cap Transactions are classified as a cash flow hedge, and we calculate the effectiveness of the hedge on a quarterly basis. The ineffective portion of the cash flow hedge is recognized in current period earnings as an increase of interest expense. The fair value of the interest rate cap at June 30, 2010 is $0.2 million and is included in prepaid expenses.
Stock Repurchases
In July 2008, our Board of Directors authorized us to repurchase shares of our common stock, on the open market or through private purchases, up to $60.0 million in aggregate.
During the first quarter of 2009, we repurchased 213,301 shares at an average price of $18.21 per share, including average commissions of $0.01 per share, on the open market. The total value of the first quarter transactions was $3.9 million. We retired 200,650 shares during the first quarter of 2009 and retired the remaining 12,651 shares in April 2009.We did not make any share repurchases since the first quarter of 2009. As of June 30, 2010, $19.0 million remained available for repurchase under the July 2008 authorization by the Board of Directors.
Letters of Credit
At June 30, 2010, we have provided letters of credit totaling $16.5 million to our casualty insurance carrier to collateralize our casualty insurance program.
As of June 30, 2010, we provided $0.4 million in letters to collateralize other obligations.
Deficiency Payments
Pursuant to our obligations with respect to the parking garage operations at Bradley International Airport, we are required to make certain payments for the benefit of the State of Connecticut and for holders of special facility revenue bonds. The deficiency payments represent contingent interest bearing advances to the trustee to cover operating cash flow requirements. The payments, if any, are recorded as a receivable by us for which we are reimbursed from time to time as provided in the trust agreement. As of June 30, 2010, we have a receivable of $11.3 million, comprised of cumulative deficiency payments to the trustee, net of reimbursements. We believe these advances to be fully recoverable and therefore have not recorded a valuation allowance for them. We do not guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.
We made deficiency payments of $1.7 million in the first six months of 2010 compared to $1.5 million in the first six months of 2009. We did not receive any payments for interest and premium income related to deficiency payments in the first six months of 2010 and 2009.
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

Net Cash Provided by Operating Activities
Our primary sources of funds are cash flows from operating activities and changes in working capital. Net cash provided by operating activities totaled $2.0 million for the first six months of 2010. Cash provided included $12.0 million from operations, which was offset by a net decrease in working capital of $10.0 million. The decrease in working capital resulted primarily from (i) an increase of $11.7 million in notes and accounts receivable, which primarily related to an increase in business from new locations, acquisitions and deficiency payments related to Bradley International Airport guarantor payments as described under “Deficiency Payments”; (ii) an increase of $0.4 million in other assets primarily related to an increase in the cash surrender values related to the non-qualified deferred compensation plan; (iii) a decrease of $1.0 million in accounts payable due primarily to the timing on payments to our clients and new business under management contracts as described under “Daily Cash Collections”; (iv) offset by a decrease of $2.1 million in prepaid assets primarily related to timing of payroll taxes paid in 2009 relating to 2010 payroll and timing of insurance premium payments; and (v) an increase in other liabilities of $1.0 million primarily related to increases in the performance-based compensation accrual, insurance loss estimates and long-term contractual obligations, offset by decreases in deferred revenue due to timing of certain events and a reduction in accrued taxes related to a federal tax payment.
Our primary sources of funds are cash flows from operating activities and changes in working capital. Net cash provided by operating activities totaled $7.8 million for the first six months of 2009. Cash provided included $13.3 million from operations which was offset by a net decrease in working capital of $5.4 million. The decrease in working capital resulted primarily from an increase of $1.5 million in notes and accounts receivable, which primarily related to Bradley International Airport guarantor payments as described under “Deficiency Payments”, and a decrease of $3.9 million in other liabilities, which primarily related to a reduction in accruals related to payments under employee incentive program.
Net Cash Used in Investing Activities
Net cash used in investing activities totaled $1.9 million in the first six months of 2010. Cash used in investing activities for the first six months of 2010 included capital expenditures of $1.6 million for capital investments needed to secure and/or extend leased facilities, cost of contract purchases of $0.1 million, contingent payments on previously acquired contracts of $0.1 million and capitalized interest of $0.1 million.
Net cash used in investing activities totaled $3.1 million in the first six months of 2009. Cash used in investing activities for the first six months of 2009 included capital expenditures of $2.1 million for capital investments needed to secure and/or extend leased facilities, investment in information system enhancements and infrastructure, cost of contract purchases of $0.6 million, capitalized interest of $0.1 million and $0.3 million for contingent payments on previously acquired contracts.
Net Cash Used in Financing Activities
Net cash used in financing activities totaled $0.1 million in the first six months of 2010. Cash used in financing activities for 2010 included $0.3 million for payments on capital leases, $1.7 million for payments on our senior credit facility, partially offset by $1.1 million from the exercise of stock options and $1.0 million from the tax benefit related to stock option exercises.
Net cash used in financing activities totaled $2.5 million in the first six months of 2009. Cash used in financing activities for 2009 included $3.9 million to repurchase our common stock, $0.6 million for payments on capital leases, $0.1 million in distribution to noncontrolling interests and $0.1 million for payments on long-term borrowings, partially offset by $2.2 million from our senior credit facility.
Cash and Cash Equivalents
We had cash and cash equivalents of $8.3 million at June 30, 2010 and December 31, 2009. The cash balances reflect our ability to utilize funds deposited into our local accounts and which based upon availability, timing of deposits and the subsequent movement of that cash into our corporate accounts may result in significant changes to our cash balances.

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
Risk Factors
While it is not possible to identify all risk factors, we continue to face many risks and uncertainties that could cause actual results to differ from our forward-looking statements and could otherwise have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition. Information related to risk factors is described in our most recent Form 10-K under “Risk Factors,” as supplemented or amended from time to time in our quarterly reports on Form 10-Q and our current reports on Form 8-K.

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
On February 22, 2010, we entered into interest rate cap agreements with Wells Fargo Bank N.A. (“Wells Fargo”) and Fifth Third Bank (“Fifth Third”), allowing us to limit our exposure on a portion of our borrowings under our senior credit facility (“Rate Cap Transactions”). Pursuant to two separate letter agreements between the Company and Wells Fargo and Fifth Third, respectively, we will receive payments from Wells Fargo and Fifth Third each quarterly period to the extent that the prevailing three month LIBOR during that period exceeds our cap rate of 3.25%. The Rate Cap Transactions are effective March 31, 2010, and will settle each quarter on a date that is intended to coincide with our quarterly interest payments dates under our senior credit facility. The Rate Cap Transactions cap our LIBOR interest rate on a notional amount of $50 million at 3.25% for a total of 39 months. These Rate Cap Transactions are classified as a cash flow hedge, and we calculate the effectiveness of the hedge on a quarterly basis. The ineffective portion of the cash flow hedge is recognized in current period earnings as an increase of interest expense. The fair value of the interest rate cap at June 30, 2010 is $0.2 million and is included in prepaid expenses.
Our $210.0 million senior credit facility provides for a $210.0 million variable rate revolving facility. In addition, the credit facility includes a letter of credit sub-facility with a sublimit of $50.0 million and swing line sub-facility with a sublimit of $10.0 million. Interest expense on such borrowing is sensitive to changes in the market rate of interest. If we were to borrow the entire $220.0 million available under the facility, a 1% increase in the average market rate would result in an increase in our annual interest expense of $2.2 million.

This amount is determined by considering the impact of the hypothetical interest rates on our borrowing cost, but does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Due to the uncertainty of the specific changes and their possible effects, the foregoing sensitivity analysis assumes no changes in our financial structure.
Foreign Currency Risk
Our exposure to foreign exchange risk is minimal. All foreign investments are denominated in U.S. dollars, with the exception of Canada. We had approximately $0.8 million of Canadian dollar denominated cash instruments at June 30, 2010. We had no Canadian dollar denominated debt instruments at June 30, 2010. We do not hold any hedging instruments related to foreign currency transactions. We monitor foreign currency positions and may enter into certain hedging instruments in the future should we determine that exposure to foreign exchange risk has increased.

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
As previously disclosed in our Form 10-Q for the quarterly period ended March 31, 2010, John V. Holten, a former director and former indirect controlling shareholder of the Company, filed a lawsuit against us. On May 20, 2010, we filed an answer to this lawsuit, denying Mr. Holten’s claim for breach of his employment agreement. We asserted a separate counterclaim seeking a declaratory judgment that Mr. Holten’s employment agreement is voidable and void. The counterclaim further seeks, among other relief, restitution of all payments made to Mr. Holten and his affiliates pursuant to his employment agreement. Mr. Holten has not answered the counterclaim as of the date this report was filed.

Item 6.	Exhibits

Exhibit
Number	Description

3.1.1	Second Amended and Restated Certificate of Incorporation of Standard Parking Corporation as filed on June 2, 2004.
3.1.2	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Standard Parking Corporation as filed on January 7, 2008.
3.1.3	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Standard Parking Corporation as filed on April 29, 2010.
3.1.4	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Standard Parking Corporation as filed on May 6, 2010.
31.1	Section 302 Certification dated August 6, 2010 for James A. Wilhelm, Director, President and Chief Executive Officer.
31.2	Section 302 Certification dated August 6, 2010 for G. Marc Baumann, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer).
31.3	Section 302 Certification dated August 6, 2010 for Daniel R. Meyer, Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer).
32.1	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2010.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD PARKING CORPORATION
Dated: August 6, 2010	By:	/s/ JAMES A. WILHELM
James A. Wilhelm
Director, President and Chief Executive Officer (Principal Executive Officer)

Dated: August 6, 2010	By:	/s/ G. MARC BAUMANN
G. Marc Baumann
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Dated: August 6, 2010	By:	/s/ DANIEL R. MEYER
Daniel R. Meyer
Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description
3.1.1	Second Amended and Restated Certificate of Incorporation of Standard Parking Corporation as filed on June 2, 2004.
3.1.2	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Standard Parking Corporation as filed on January 7, 2008.
3.1.3	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Standard Parking Corporation as filed on April 29, 2010.
3.1.4	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Standard Parking Corporation as filed on May 6, 2010.
31.1	Section 302 Certification dated August 6, 2010 for James A. Wilhelm, Director, President and Chief Executive Officer.
31.2	Section 302 Certification dated August 6, 2010 for G. Marc Baumann, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer).
31.3	Section 302 Certification dated August 6, 2010 for Daniel R. Meyer, Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer).
32.1	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2010.