Form 10-Q
period 2010-09-30
STANDARD PARKING CORP
filed 2010-11-05
CIK 1059262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of October 29, 2010, there were 15,717,318 shares of common stock of the registrant outstanding.

STANDARD PARKING CORPORATION
FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
STANDARD PARKING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share data)

	September 30, 2010	December 31, 2009
	(Unaudited)	(see Note)
ASSETS
Current assets:
Cash and cash equivalents	$7,404	$8,256
Notes and accounts receivable, net	53,146	44,490
Prepaid expenses and supplies	3,212	5,401
Deferred taxes	3,457	3,457

Total current assets	67,219	61,604
Leasehold improvements, equipment and construction in progress, net	16,910	17,175
Advances and deposits	6,395	4,904
Long-term receivables, net	12,982	10,325
Intangible and other assets, net	8,462	6,765
Cost of contracts, net	13,115	12,879
Goodwill	128,320	126,853

Total assets	$253,403	$240,505

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,356	$48,502
Accrued and other current liabilities	40,173	33,156
Current portion of long-term borrowings	664	662

Total current liabilities	89,193	82,320
Deferred taxes	9,937	8,151
Long-term borrowings, excluding current portion	96,848	112,549
Other long-term liabilities	26,532	22,808
Standard Parking Corporation’s stockholders’ equity:
Preferred stock, par value $.01 per share; 5,000,000 shares authorized and no shares issued	—	—
Common stock, par value $.001 per share; 50,000,000 shares authorized; 15,695,864 and 15,385,428 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	16	15
Additional paid-in capital	96,167	91,793
Accumulated other comprehensive (loss) income	(37)	313
Accumulated deficit	(65,183)	(77,372)

Total Standard Parking Corporation stockholders’ equity	30,963	14,749
Noncontrolling interest	(70)	(72)

Total equity	30,893	14,677

Total liabilities and stockholders’ equity	$253,403	$240,505

Note:
The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See Notes to Condensed Consolidated Interim Financial Statements.

STANDARD PARKING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for share and per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Parking services revenue:
Lease contracts	$35,713	$35,576	$102,991	$105,963
Management contracts	43,713	39,266	125,869	114,870

	79,426	74,842	228,860	220,833
Reimbursed management contract revenue	101,500	97,480	308,312	297,632

Total revenue	180,926	172,322	537,172	518,465
Cost of parking services:
Lease contracts	32,714	32,899	95,702	98,780
Management contracts	24,357	20,696	68,899	61,025

	57,071	53,595	164,601	159,805
Reimbursed management contract expense	101,500	97,480	308,312	297,632

Total cost of parking services	158,571	151,075	472,913	457,437
Gross profit:
Lease contracts	2,999	2,677	7,289	7,183
Management contracts	19,356	18,570	56,970	53,845

Total gross profit	22,355	21,247	64,259	61,028
General and administrative expenses (1)	11,549	11,295	35,327	34,376
Depreciation and amortization	1,527	1,582	4,557	4,482

Operating income	9,279	8,370	24,375	22,170
Other expenses (income):
Interest expense	1,286	1,546	4,174	4,510
Interest income	(56)	(54)	(161)	(216)

	1,230	1,492	4,013	4,294
Income before income taxes	8,049	6,878	20,362	17,876
Income tax expense	3,124	2,654	7,992	6,920

Net income	4,925	4,224	12,370	10,956
Less: Net income attributable to noncontrolling interest	89	38	181	144

Net income attributable to Standard Parking Corporation	$4,836	$4,186	$12,189	$10,812

Common stock data:
Net income per share:
Basic	$0.31	$0.27	$0.79	$0.71
Diluted	$0.30	$0.27	$0.77	$0.69
Weighted average shares outstanding:
Basic	15,651,586	15,277,601	15,526,061	15,274,214
Diluted	15,993,631	15,696,136	15,893,282	15,659,351

(1)
Non-cash stock based compensation expense of $533 and $1,770 for the three and nine months ended September 30, 2010, respectively, and $681 and $1,754 for the three and nine months ended September 30, 2009, respectively, is included in general and administrative expenses.

See Notes to Condensed Consolidated Interim Financial Statements.

STANDARD PARKING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except for share and per share data, unaudited)

	Nine Months Ended
	September 30, 2010	September 30, 2009

Operating activities:
Net income	$12,370	$10,956
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	4,545	4,173
Loss on sale and abandonment of assets	50	286
Amortization of debt issuance costs	478	481
Non-cash stock-based compensation	1,770	1,754
Excess tax benefit related to stock option exercises	(1,185)	(136)
Provisions (reversal) for losses on accounts receivable	102	(174)
Deferred income taxes	1,786	4,295
Change in operating assets and liabilities	(4,149)	(6,856)

Net cash provided by operating activities	15,767	14,779
Investing activities:
Acquisitions	—	(2,500)
Purchase of leasehold improvements and equipment	(2,168)	(2,820)
Cost of contracts purchased	(522)	(904)
Proceeds from sale of assets	3	39
Capitalized interest	(107)	—
Contingent purchase payments	(104)	(259)

Net cash used in investing activities	(2,898)	(6,444)
Financing activities:
Repurchase of common stock	—	(3,885)
Proceeds from exercise of stock options	1,450	125
Tax benefit related to stock option exercises	1,185	136
Earn-out payments	(529)	–
Payments on senior credit facility	(15,200)	(3,600)
Distribution to noncontrolling interest	(179)	(148)
Payments on long-term borrowings	(95)	(90)
Payments on debt issuance costs	(30)	(30)
Payments on capital leases	(404)	(775)

Net cash used in financing activities	(13,802)	(8,267)
Effect of exchange rate changes on cash and cash equivalents	81	272

(Decrease) increase in cash and cash equivalents	(852)	340
Cash and cash equivalents at beginning of period	8,256	8,301

Cash and cash equivalents at end of period	$7,404	$8,641

Supplemental disclosures:
Cash paid during the period for:
Interest	$3,975	$4,516
Income taxes	4,925	2,449
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
In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the financial position and results of operations have been included. Operating results for the three-month and nine-month periods ended September 30, 2010 are not necessarily indicative of the results that might be expected for any other interim period or the fiscal year ending December 31, 2010. The financial statements presented in this report should be read in conjunction with the consolidated financial statements and footnotes thereto included in our 2009 Annual Report on Form 10-K filed March 12, 2010.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and variable interest entities in which the Company is the primary beneficiary. Noncontrolling interest recorded in the consolidated statement of income is the interest in consolidated VIEs not controlled by the Company. We have interests in eleven joint ventures and one limited liability company. The eleven joint ventures each operate between one and thirty parking facilities. The limited liability company collects and distributes parking facility data for a fee. Of the twelve variable interest entities, six are consolidated into our financial statements, and six are single purpose entities where the Company is not the primary beneficiary and therefore has a noncontrolling interest as power is shared. Investments in variable interest entities where the Company is not the primary beneficiary are accounted for under the equity method. All significant intercompany profits, transactions and balances have been eliminated in consolidation.
Financial Instruments
The carrying values of cash and cash equivalents, notes and accounts receivable and accounts payable are reasonable estimates of their fair value due to the short-term nature of these financial instruments. Long-term debt, including capital lease obligations, have a carrying value that approximates fair value because these instruments bear interest at market rates.
Interest Rate Caps
We do not enter into derivative instruments for any purpose other than cash flow hedging purposes.
On February 22, 2010, we entered into interest rate cap agreements with Wells Fargo Bank N.A. (“Wells Fargo”) and Fifth Third Bank (“Fifth Third”), allowing us to limit our exposure on a portion of our borrowings under our senior credit facility (“Rate Cap Transactions”). Pursuant to two separate letter agreements between the Company and Wells Fargo and Fifth Third, respectively, we will receive payments from Wells Fargo and Fifth Third each quarterly period to the extent that the prevailing three month LIBOR during that period exceeds our cap rate of 3.25%. The Rate Cap Transactions are effective March 31, 2010, and will settle each quarter on a date that is intended to coincide with our quarterly interest payment dates under our senior credit facility. The Rate Cap Transactions cap our LIBOR interest rate on a notional amount of $50,000 at 3.25% for a total of 39 months. These Rate Cap Transactions are classified as a cash flow hedge, and we calculate the effectiveness of the hedge on a quarterly basis. The ineffective portion of the cash flow hedge is recognized in current period earnings as an increase of interest expense. The fair value of the interest rate cap at September 30, 2010 is $88 and is included in prepaid expenses.

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
The Company has an amended and restated Long-Term Incentive Plan that was adopted in conjunction with our initial public offering. On February 27, 2008, our Board approved an amendment to our Long-Term Incentive Plan, subject to shareholder approval, that increased the maximum number of shares of common stock available for awards under the Long-Term Incentive Plan from 2,000,000 to 2,175,000 and extended the Plan’s termination date. Our shareholders approved this Plan amendment on April 22, 2008, and the Plan now terminates twenty years from the date of such approval, or April 22, 2028. Forfeited and expired options under the Plan become generally available for reissuance. At September 30, 2010, 117,902 shares remained available for award under the Plan.
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
There were no options granted during the nine months ended September 30, 2010 and 2009. A total of 9,534 options expired in the third quarter with a weighted average exercise price of $17.03. The option expirations are due to out-of-the-money options that were not exercised prior to their expiration date. The expired options were returned to the pool of shares generally available for future use under the Long-Term Incentive Plan as of September 30, 2010.
On April 28, 2010, we authorized vested stock grants to certain directors totaling 12,892 shares. The total value of the grant was $220 and is included in general and administrative expenses. On September 22, 2010, we authorized vested stock grants to certain directors totaling 1,504 shares. The total value of the grant was $25 and is included in general and administrative expenses.
The Company recognized no stock-based compensation expense related to stock options for the nine months ended September 30, 2010, as all options previously granted were fully vested. The Company recognized no stock-based compensation expense related to stock options for the three months ended September 30, 2009 and $30 of stock-based compensation expense for nine months ended September 30, 2009. As of September 30, 2010, there were no unrecognized compensation costs related to unvested options.
Performance-Based Incentive Program
In December 2006, the Board of Directors adopted a performance-based incentive program under our Long-Term Incentive Plan. This program provided participating executives with the opportunity to earn a combination of stock (50%) and cash (50%) if certain performance targets for pre-tax income and pre-tax free cash flow were achieved. During 2007, certain participating executives became entitled to performance restricted stock based on the stock price at the commencement of the three-year performance cycle (2007-2009), and as a result, 29,698 shares were issued subject to vesting upon the achievement of the performance goals. The plan was completed as of December 31, 2009, at which time a total of 17,677 shares had been released free of restrictions in accordance with the achievement of the cumulative program performance goals. The remaining 12,021 shares were not awarded under the performance-based incentive program and were returned to the pool of shares generally available for future use under the Long-Term Incentive Plan as of September 30, 2010.

We record stock-based compensation expense for awards with performance conditions based on the probable outcome of that performance condition. The Company recognized no stock-based compensation expense and no cash compensation expense related to the performance-based incentive program for the nine months ended September 30, 2010. The Company recognized $11 and $32 of stock-based compensation expense and $11 and $32 of cash compensation expense related to the performance-based incentive program for the three and nine months ended September 30, 2009, respectively, which is included in general and administrative expenses.
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
The Company recognized $508 and $1,525 of stock-based compensation expense related to the restricted stock units for the three and nine months ended September 30, 2010, respectively, which is included in general and administrative expenses. The Company recognized $505 and $1,527 of stock-based compensation expense related to restricted stock units for the three and nine months ended September 30, 2009, respectively, which is included in general and administrative expenses. As of September 30, 2010, there was $8,340 of unrecognized stock-based compensation costs, net of estimated forfeitures, related to the restricted stock units that are expected to be recognized over a weighted average period of approximately 7.0 years.
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
A reconciliation of the weighted average basic common shares outstanding to the weighted average diluted common shares outstanding is as follows (Unaudited):

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Weighted average common basic shares outstanding	15,651,586	15,277,601	15,526,061	15,274,214
Effect of dilutive stock options and restricted stock units	342,045	418,535	367,221	385,137

Weighted average common diluted shares outstanding	15,993,631	15,696,136	15,893,282	15,659,351

Net income per share:
Basic	$0.31	$0.27	$0.79	$0.71
Diluted	$0.30	$0.27	$0.77	$0.69
There were 9,534 and 19,068 anti-dilutive options excluded in the computation of diluted earnings per share for the three and nine months ended September 30, 2010 and September 30, 2009, respectively, because the options’ exercise prices were greater than the average market price of the common stock.
For the three and nine months ended September 30, 2009, 15,961 shares of performance-based restricted stock were not included in the computation of weighted diluted common share amounts because the number of shares ultimately issued was contingent on the Company’s performance goals, which were not achieved as of that date. The plan was completed as of December 31, 2009, and during the second quarter of 2010, all non-awarded shares were returned to the pool of shares generally available for future use under the Long-Term Incentive Plan.

There are no additional securities that could dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share, other than those disclosed.
5. Recently Issued Accounting Pronouncements
Accounting Standards Net Yet Adopted
In October 2009, the Financial Accounting Standards Board (“FASB”) issued updated accounting guidance that amends the guidance related to revenue recognition-multiple-element arrangements. The standards enable companies to account for certain products and services (deliverables) separately rather than as a combined unit. This accounting guidance provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. A company may adopt the new standard retroactively and early application is permitted. The Company currently does not have any multiple-element arrangements.
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
In January 2010, the FASB issued a new accounting standard which requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. The majority of the provisions of this update are effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this standard did not have a material impact on the Company’s financial statements.
6. Acquisitions
2009 Acquisitions
On July 1, 2009, the Company acquired substantially all of the assets of Gameday Management Group U.S. for a purchase price in the amount of $7,590, of which $2,450 was paid in cash, net of a hold back of $50, and $5,090 of potential earn-out payments of which $529 have been paid as of September 30, 2010. Gameday Management, based in Orlando, Florida, plans and operates transportation and parking systems for major stadiums and sporting events. Among the assets acquired is Gameday’s Click and Park online parking and traffic management system, which enables customers to purchase reserved parking online in advance of an event. The acquisition represents an acquisition of a business and was accounted for using the purchase method of accounting. This acquisition is not considered material to the Company.
The purchase price allocation in intangible assets with finite lives is $3,830 and goodwill is $3,760. The Company engaged a third-party valuation firm to assist in determining the fair value analysis of certain assets acquired and the contingent consideration. The Company financed the acquisition through additional term borrowings under the senior credit facility and existing cash. The results of operations of this acquisition are included in the Company’s consolidated statement of income from the date of acquisition.
The Company expensed acquisition related costs of $25 in 2010 and $178 in 2009. These costs are included in general and administrative expenses in the income statement.

7. Leasehold Improvements, Equipment and Construction in Progress, Net
A summary of leasehold improvements, equipment, and construction in progress and related accumulated depreciation and amortization is as follows:

	Ranges of Estimated
	useful life	September 30, 2010	December 31, 2009
		(Unaudited)
Equipment	2-10 years	$30,423	$28,568
Leasehold improvements	Shorter of lease term or economic life up to 10 years	9,578	9,708
Construction in progress		6,013	7,543

		46,014	45,819
Less accumulated depreciation and amortization		(29,104)	(28,644)

Leasehold improvements, equipment and construction in progress, net		$16,910	$17,175

Depreciation expense was $932 and $2,797 for the three and nine months ended September 30, 2010, respectively, and $991 and $2,921 for the three and nine months ended September 30, 2009, respectively. Depreciation includes losses on sale and abandonment of leasehold improvements and equipment of $13 and $50 for the three and nine months ended September 30, 2010, respectively, and $93 and $286 for the three and nine months ended September 30, 2009, respectively.
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
The balance of cost of contracts is comprised of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)
Cost of contracts	$20,302	$18,885
Accumulated amortization	(7,187)	(6,006)

Cost of contracts, net	$13,115	$12,879

During 2010, we retired fully amortized contracts in the amount of $168 that had expired.
Amortization expense related to cost of contracts was $546 and $1,349 for the three and nine months ended September 30, 2010, respectively, and $560 and $1,359 for the three and nine months ended September 30, 2009, respectively. The weighted average useful life is 9.4 years for 2010 and 9.0 years for 2009.
9. Goodwill
Goodwill is assigned to reporting units based upon the specific Region where the assets acquired and associate goodwill resided.
The following table reflects the changes in the carrying amounts of goodwill by reported segment for the nine months ended September 30, 2010 (unaudited).

	Region	Region	Region	Region
	One	Two	Three	Four	Total
Balance as of January 1, 2010	$61,849	$7,200	$35,227	$22,577	$126,853
Adjustments to purchase price*	—	1,260	—	—	1,260
Contingency payments related to acquisitions	93	—	11	—	104
Foreign currency translation	—	103	—	—	103

Balance as of September 30, 2010	$61,942	$8,563	$35,238	$22,577	$128,320

*	The Company engaged a third-party valuation firm to provide a fair value analysis.

10. Long-Term Receivables, Net

	Amount Outstanding
	September 30, 2010	December 31, 2009
	(Unaudited)
Bradley International Airport
Deficiency payments	$12,263	$9,606
Other Bradley related, net	3,203	3,203
Valuation allowance	(2,484)	(2,484)

Total long-term receivables, net	$12,982	$10,325

Agreement
We entered into a 25-year agreement with the State of Connecticut that expires on April 6, 2025, under which we operate the surface parking and 3,500 garage parking spaces at Bradley International Airport located in the Hartford, Connecticut metropolitan area. The Company manages the facility for which it is expected to receive a management fee.
The parking garage was financed on April 6, 2000 through the issuance of $53,800 of State of Connecticut special facility revenue bonds, representing $47,700 non-taxable Series A bonds and a separate taxable issuance of $6,100 Series B bonds. The Series B bonds were retired on July 1, 2006 according to the terms of the indenture. The Bradley agreement provides that we deposit with a trustee for the bondholders all gross revenues collected from operations of the surface and garage parking, and from these gross revenues, the trustee pays debt service on the special facility revenue bonds outstanding, operating and capital maintenance expenses of the surface and garage parking facilities excluding our management fee discussed below, and specific annual guaranteed minimum payments to the State. Principal and interest on the Bradley special facility revenue bonds increase from approximately $3,600 in lease year 2002 to approximately $4,500 in lease year 2025. Annual guaranteed minimum payments to the State will increase from approximately $8,300 in lease year 2002 to approximately $13,200 in lease year 2024. The annual minimum guaranteed payment to the State by the trustee for the nine months ended September 30, 2010 and 2009 was $7,439 and $7,269, respectively.
All of the cash flow from the parking facilities is pledged to the security of the special facility revenue bonds and is collected and deposited with the bond trustee. Each month the bond trustee makes certain required monthly distributions, which are characterized as “Guaranteed Payments.” To the extent the monthly gross receipts generated by the parking facilities are not sufficient for the trustee to make the required Guaranteed Payments, we are obligated to deliver the deficiency amount to the trustee. Additionally, the Guaranteed Payments are required to be paid before we are reimbursed for deficiency payments or management fees.
The following is the list of Guaranteed Payments:
•	Garage and surface operating expenses,
•	Principal and interest on the special facility revenue bonds,
•	Trustee expenses
•	Major maintenance and capital improvement deposits; and
•	State Minimum Guarantee.
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
In the nine months ended September 30, 2010, we made deficiency payments of $2,657 and we did not record or receive any interest and premium income deficiency repayments from the trustee. In the nine months ended September 30, 2009, we made deficiency payments of $2,800 and we did not record or receive any interest and premium income related to deficiency repayments from the trustee. The receivable from the trustee for interest and premium income related to deficiency repayments was $0 as of September 30, 2010 and September 30, 2009.
The deficiency payments, if any, are recorded as a receivable by us for which we are reimbursed from time to time as provided in the trust agreement. As of September 30, 2010 and December 31, 2009, we have a receivable of $12,263 and $9,606, respectively, compromised of cumulative deficiency payments to the trustee, net of reimbursements. We believe these advances to be fully recoverable and therefore have not recorded a valuation allowance for them. We do not guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.
The Construction, Financing and Operating Special Facility Lease Agreement, which governs reimbursement of Guarantor Payments, places no time restriction or limits on our right to reimbursement.
The following table reconciles the beginning and ending balance of the receivable for each period presented:

	September 30, 2010	December 31, 2009
	(Unaudited)
Deficiency payments:
Balance at beginning of period	$9,606	$5,961
Deficiency payments made	2,657	3,645
Deficiency repayment received	—	—
Balance at end of period	12,263	9,606
Other Bradley related	3,203	3,203
Valuation allowance	(2,484)	(2,484)

Total long-term receivables	$12,982	$10,325

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

Cumulative management fees of $4,650 have not been recognized as of September 30, 2010 and no management fee income was recognized during the nine months ending September 30, 2010 and 2009.
11. Borrowing Arrangements
Long-term borrowings, in order of preference, consist of:

	Amount Outstanding
	Due Date	September 30, 2010	December 31, 2009
		(Unaudited)
Revolving senior credit facility	June 2013	$94,650	$109,850
Capital lease obligations	Various	1,652	2,056
Obligations on seller notes and other	Various	1,210	1,305

		97,512	113,211
Less current portion		664	662

		$96,848	$112,549

Senior Credit Facility
On July 15, 2008, we amended and restated our credit facility.
The $210,000 revolving senior credit facility will expire June 29, 2013. In addition, the revolving senior credit facility includes a letter of credit sub-facility with a sublimit of $50,000 and a swing line sub-facility with a sublimit of $10,000.
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
We are in compliance with all of our financial covenants as of September 30, 2010.
The weighted average interest rate on our senior credit facility at September 30, 2010 and December 31, 2009 was 2.8% and 3.2%, respectively. The rate includes all outstanding LIBOR contracts, interest rate cap effect and letters of credit. The weighted average interest rate on outstanding borrowings, not including letters of credit, was 2.8% and 3.3% at September 30, 2010 and December 31, 2009, respectively.
At September 30, 2010, we had $16,884 of letters of credit outstanding under the senior credit facility, borrowings against the senior credit facility aggregated $94,650, and we had $40,164 available under the senior credit facility.
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
We did not make any share repurchases subsequent to the first quarter of 2009. As of September 30, 2010, $18,973 remained available for repurchase under the July 2008 authorization by the Board of Directors.
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
Our business is managed based on regions administered by executive vice presidents. Regions one and three are generally organized geographically. The following is a summary of revenues (excluding reimbursed management contract revenue) and gross profit by regions for the three and nine months ended September 30, 2010 and 2009. Information related to prior periods has been recast to conform to the current region alignment.

The Company has provided this business unit segment information for all comparable prior periods. Segment information is summarized as follows (in thousands):

	For the three months ended				For the nine months ended
	September 30,	Gross	September 30,	Gross	September 30,	Gross	September 30,	Gross
	2010	Margin	2009	Margin	2010	Margin	2009	Margin
Revenues:
Region One
Lease contracts	$20,253		$20,557		$55,598		$59,877
Management contracts	12,142		13,428		36,123		40,407

Total Region One	32,395		33,985		91,721		100,284
Region Two
Lease contracts	508		665		1,815		1,953
Management contracts	5,776		4,046		18,723		8,864

Total Region Two	6,284		4,711		20,538		10,817
Region Three
Lease contracts	5,638		4,796		15,764		14,580
Management contracts	13,272		13,982		38,589		41,412

Total Region Three	18,910		18,778		54,353		55,992
Region Four
Lease contracts	9,297		9,550		29,782		29,486
Management contracts	12,496		7,916		32,369		24,278

Total Region Four	21,793		17,466		62,151		53,764
Other
Lease contracts	17		8		32		67
Management contracts	27		(106)		65		(91)

Total Other	44		(98)		97		(24)
Reimbursed revenue	101,500		97,480		308,312		297,632

Total revenues	$180,926		$172,322		$537,172		$518,465

Gross Profit
Region One
Lease contracts	$1,628	8%	$1,633	8%	$3,390	6%	$4,140	7%
Management contracts	7,073	58%	7,223	54%	20,401	56%	21,083	52%

Total Region One	8,701		8,856		23,791		25,223
Region Two
Lease contracts	33	6%	(30)	(5)%	167	9%	11	1%
Management contracts	1,713	30%	1,390	34%	5,467	29%	3,198	36%

Total Region Two	1,746		1,360		5,634		3,209
Region Three
Lease contracts	540	10%	458	10%	1,340	9%	1,289	9%
Management contracts	6,130	46%	6,249	45%	18,360	48%	18,455	45%

Total Region Three	6,670		6,707		19,700		19,744
Region Four
Lease contracts	762	8%	654	7%	2,285	8%	1,762	6%
Management contracts	4,335	35%	3,850	49%	12,214	38%	11,754	48%

Total Region Four	5,097		4,504		14,499		13,516
Other
Lease contracts	36	212%	(38)	(475)%	107	334%	(19)	(28)%
Management contracts	105	389%	(142)	(134)%	528	812%	(645)	(709)%

Total Other	141		(180)		635		(664)
Total gross profit	22,355		21,247		64,259		61,028
General and administrative expenses	11,549		11,295		35,327		34,376
General and administrative expense percentage of gross profit	52%		53%		55%		56%
Depreciation and amortization	1,527		1,582		4,557		4,482

Operating income	9,279		8,370		24,375		22,170
Other expenses (income):
Interest expense	1,286		1,546		4,174		4,510
Interest income	(56)		(54)		(161)		(216)

	1,230		1,492		4,013		4,294
Income before income taxes	8,049		6,878		20,362		17,876
Income tax expense	3,124		2,654		7,992		6,920

Net income	4,925		4,224		12,370		10,956
Less: Net income attributable to noncontrolling interest	89		38		181		144

Net income attributable to Standard Parking Corporation	$4,836		$4,186		$12,189		$10,812

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
The CODM does not evaluate segments using discrete asset information.
14. Comprehensive Income
Comprehensive income consists of the following components, net of tax (Unaudited):

	For the three months ended		For the nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Net income	$4,925	$4,224	$12,370	$10,956
Revaluation of interest rate cap	(71)	—	(431)	—
Effect of foreign currency translation	114	329	81	272

Comprehensive income	4,968	4,553	12,020	11,228
Less: comprehensive income attributable to noncontrolling interest	89	38	181	144

Comprehensive income attributable to Standard Parking Corporation	$4,879	$4,515	$11,839	$11,084

15. Income Taxes
For the three months ended September 30, 2010, the Company recognized income tax expense of $3,124 on pre-tax earnings of $8,049 compared to $2,654 income tax expense on pre-tax earnings of $6,878 for the three months ended September 30, 2009. For the nine months ended September 30, 2010, the Company recognized income tax expense of $7,992 on pre-tax earnings of $20,362 compared to $6,920 income tax expense on pre-tax earnings of $17,876 for the nine months ended September 30, 2009. Income tax expense is based on a projected annual effective tax rate of approximately 39.2% for the nine months ended September 30, 2010 compared to approximately 38.7% for the nine months ended September 30, 2009. The change in the Company’s effective tax rate resulted primarily from an increase in unrepatriated Canadian earnings.
As of September 30, 2010, the Company has not identified any uncertain tax positions that would have a material impact on the Company’s financial position. The Company recognizes potential interest and penalties related to uncertain tax positions, if any, in income tax expense.
The tax years that remain subject to examination for the Company’s major tax jurisdictions at September 30, 2010 are shown below:

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
17. Fair Value Measurement
The Company applies the accounting standards for fair value measurements and disclosures for its financial assets and financial liabilities. The guidance requires disclosures about assets and liabilities measured at fair value. The Company’s financial assets relate to the interest rate cap of $88 and the Company’s financial liabilities relate to contingent earn-out payments of $4,496.
The accounting guidance for fair value measurements and disclosures includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on observable or unobservable inputs to valuation techniques that are used to measure fair value. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon its own market assumptions. The fair value hierarchy consists of the following three levels:
• Level 1: Inputs are quoted prices in active markets for identical assets or liabilities.
• Level 2: Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs other than quoted prices that are observable and market-corroborated inputs, which are derived principally from or corroborated by observable market data.
• Level 3: Inputs that are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.
The significant inputs used to derive the fair value of the amounts due to seller include financial forecasts of future operating results, the probability of reaching the forecast and the associated discount rate. The probability of the contingent consideration ranges from 25% to 95%, with a weighted average discount rate of 14%. The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis and the basis of measurement at September 30, 2010:

	Total Fair Value
	Measurement	Level 1	Level 2	Level 3
Assets:
Interest Rate Cap	$88	$—	$88	$—
Liabilities:
Due to seller	$(4,496)	$—	$—	$(4,496)
The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3):

Due to Seller
Balance per final purchase price allocation	$(5,090)
Contingent earn-out payments-payments made to seller	529
Contingent earn-out payments-change in fair value	65

Balance at September 30, 2010	$(4,496)

For the nine month period ended September 30, 2010, the Company recorded adjustments to the original contingent consideration obligation recorded upon the acquisition of Gameday Management Group U.S. The adjustments were the result of using revised forecasts and updated fair value measurements that adjusted the Company’s potential earn-out payments related to the purchase of this business.
For the nine month period ended September 30, 2010, the Company recognized a benefit of $65 in general and administrative expenses in the statement of income due to the change in fair value measurements using a level three valuation technique.

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
We operate our clients’ properties through two types of arrangements: management contracts and leases. Under a management contract, we typically receive a base monthly fee for managing the facility, and we may also receive an incentive fee based on the achievement of facility performance objectives. We also receive fees for ancillary services. Typically, all of the underlying revenue and expenses under a standard management contract flow through to our clients rather than to us. However, some management contracts, which are referred to as “reverse” management contracts, usually provide for larger management fees and require us to pay various costs. Under lease arrangements, we generally pay to the property owner either a fixed annual rent, a percentage of gross customer collections or a combination thereof. We collect all revenue under lease arrangements and we are responsible for most operating expenses, but we are typically not responsible for major maintenance, capital expenditures or real estate taxes. Margins for lease contracts vary significantly, not only due to operating performance, but also due to variability of parking rates in different cities and varying space utilization by parking facility type and location. As of September 30, 2010, we operated approximately 90% of our locations under management contracts and approximately 10% of our locations under leases. For the nine months ended September 30, 2010, we derived approximately 89% of our gross profit under management contracts and approximately 11% of our gross profit under leases.
In evaluating our financial condition and operating performance, management’s primary focus is on our gross profit, total general and administrative expenses and general and administrative expenses as a percentage of our gross profit. Although the underlying economics to us of management contracts and leases are similar, the manner in which we are required to account for them differs. Revenue from leases includes all gross customer collections derived from our leased locations (net of parking tax), whereas revenue from management contracts only includes our contractually agreed upon management fees and amounts attributable to ancillary services. Gross customer collections at facilities under management contracts, therefore, are not included in our revenue. Accordingly, while a change in the proportion of our operating agreements that are structured as leases versus management contracts may cause significant fluctuations in reported revenue and expense of parking services, that change will not artificially affect our gross profit. For example, as of September 30, 2010, we operated approximately 90% of our locations under management contracts, and for the nine months ended September 30, 2010, we derived approximately 89% of our gross profit under management contracts. Only approximately 55% of total revenue (excluding reimbursed management contract revenue), however, was from management contracts because under those contracts the revenue collected from parking customers belongs to our clients. Therefore, gross profit and total general and administrative expenses, rather than revenue, are management’s primary focus.

General Business Trends
We believe that sophisticated commercial real estate developers and property managers and owners recognize the opportunity for parking and related services to be a profit generator rather than a cost center. Often, the parking experience makes both the first and the last impressions on their properties’ tenants and visitors. By outsourcing these services, they are able to capture additional profit by leveraging the unique operational skills and controls that an experienced parking management company can offer. Our ability to consistently deliver a uniformly high level of parking and related services and maximize the profit to our clients improves our ability to win contracts and retain existing locations. Our location retention rate for the twelve-month period ended September 30, 2010 was approximately 87%, compared to approximately 90% for the twelve-month period ended September 30, 2009, which also reflects our decision not to renew, or to terminate, unprofitable contracts.
For the three months ended September 30, 2010 compared to the three months ended September 30, 2009, average gross profit per location increased by 6.2% from $9.7 thousand to $10.3 thousand due primarily to cost savings on non-operating items and increased profit on our 2009 acquisition.
Summary of Operating Facilities
We focus our operations in core markets where a concentration of locations improves customer service levels and operating margins. The following table reflects our facilities operated at the end of the periods indicated:

	September 30, 2010	December 31, 2009	September 30, 2009
Managed facilities	1,959	1,921	1,976
Leased facilities	211	208	220

Total facilities	2,170	2,129	2,196

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
Our business is managed based on regions administered by executive vice presidents. The following is a summary of revenues (excluding reimbursed management contract revenue) by region for the three and nine months ended September 30, 2010 and 2009. Information related to prior years has been recast to conform to the new region alignment.
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
Three Months ended September 30, 2010 Compared to Three Months ended September 30, 2009
Segment revenue information is summarized as follows:

	Three Months Ended September 30,
	Region One		Region Two		Region Three		Region Four		Other		Total		Variance
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009	Amount	%
	(in millions)
Lease contract revenue:
New location	$1.5	$—	$—	$—	$1.1	$—	$—	$—	$—	$—	$2.6	$—	$2.6	100.0
Contract expirations	—	1.7	—	0.2	—	0.3	—	0.2	—	—	—	2.4	(2.4)	(100.0)
Same location	18.8	18.9	0.5	0.5	4.5	4.4	9.3	8.8	—	—	33.1	32.6	0.5	1.5
Conversions	—	—	—	—	—	—	—	0.6	—	—	—	0.6	(0.6)	(100.0)

Total lease contract revenue	$20.3	$20.6	$0.5	$0.7	$5.6	$4.7	$9.3	$9.6	$—	$—	$35.7	$35.6	$0.1	0.3

Management contract revenue:
New location	$0.9	$0.1	$1.0	$0.2	$0.9	$—	$4.9	$—	$—	$—	$7.7	$0.3	$7.4	2466.7
Contract expirations	0.1	1.7	—	—	0.1	1.3	—	0.1	—	—	0.2	3.1	(2.9)	(93.5)
Same location	11.1	11.7	4.8	3.9	12.3	12.6	7.5	7.8	—	(0.1)	35.7	35.9	(0.2)	(0.6)
Conversions	—	—	—	—	—	—	0.1	—	—	—	0.1	—	0.1	100.0

Total management contract revenue	$12.1	$13.5	$5.8	$4.1	$13.3	$13.9	$12.5	$7.9	$—	$(0.1)	$43.7	$39.3	$4.4	11.2

Parking services revenue—lease contracts. Lease contract revenue increased $0.1 million, or 0.3%, to $35.7 million in the three months ended September 30, 2010, compared to $35.6 million for the three months ended September 30, 2009. The increase resulted primarily from new locations exceeding decreases in revenue from contract expirations and conversions. Same location revenue for those facilities, which as of September 30, 2010 are the comparative periods for the two years presented, increased 1.5%. The increase in same location revenue was due to increases in short-term parking revenue of $0.6 million, or 3.1%, partially offset by decreases in monthly parking revenue of $0.1 million, or 1.2%. Revenue associated with contract expirations relates to contracts that expired during the current period.
Parking services revenue—management contracts. Management contract revenue increased $4.4 million, or 11.2%, to $43.7 million for three months ended September 30, 2010, compared to $39.3 million for the three months ended September 30, 2009. The increase resulted primarily from new locations and conversions, partially offset by decreases in revenue from contract expirations. Same locations revenue for those facilities, which as of September 30, 2010 are the comparative for the two years presented, decreased 0.6%, primarily due to decreased fees from reverse management locations and ancillary services.

Reimbursed management contract revenue. Reimbursed management contract revenue increased $4.0 million, or 4.1%, to $101.5 million for the three months ended September 30, 2010, compared to $97.5 million for the three months ended September 30, 2009. This increase resulted from an increase in reimbursed costs incurred on behalf of owners.
Lease contract revenue increased primarily due to regions three and one new location revenue and regions four same location revenue, partially offset by decreases in regions one, two, three and four contract expirations. Same location revenue increased in region four compared to the prior year primarily due to increases in short-term parking revenue.
Management contract revenue increased primarily due to new locations in regions one, two, three and four, partially offset by contract expirations in regions one, three and four and decreases in same locations for regions one, three and four. Same location revenue decreased primarily due to decreased fees from reverse management locations and ancillary services.
Segment cost of parking services information is summarized as follows:

	Three Months Ended September 30,
	Region One		Region Two		Region Three		Region Four		Other		Total		Variance
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009	Amount	%
	(in millions)
Cost of parking services lease contracts:
New location	$1.3	$—	$—	$—	$1.1	$—	$—	$—	$—	$—	$2.4	$—	$2.4	100.0
Contract expirations	—	1.6	—	0.2	—	0.3	—	0.3	—	—	—	2.4	(2.4)	(100.0)
Same location	17.3	17.4	0.5	0.5	4.0	4.0	8.5	8.1	—	—	30.3	30.0	0.3	1.0
Conversions	—	—	—	—	—	—	—	0.5	—	—	—	0.5	(0.5)	(100.0)

Total cost of parking services lease contracts	$18.6	$19.0	$0.5	$0.7	$5.1	$4.3	$8.5	$8.9	$—	$—	$32.7	$32.9	$(0.2)	(0.6)

Cost of parking services management contracts:
New location	$0.3	$—	$0.6	$0.2	$0.6	$—	$4.3	$—	$—	$—	$5.8	$0.2	$5.6	2800.0
Contract expirations	—	1.0	—	—	0.1	0.9	—	0.1	—	—	0.1	2.0	(1.9)	(95.0)
Same location	4.7	5.2	3.5	2.5	6.6	6.9	3.8	3.9	(0.1)	—	18.5	18.5	—	—
Conversions	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Total cost of parking services management contracts	$5.0	$6.2	$4.1	$2.7	$7.3	$7.8	$8.1	$4.0	$(0.1)	$—	$24.4	$20.7	$3.7	17.9

Cost of parking services—lease contracts. Cost of parking services for lease contracts decreased $0.2 million, or 0.6%, to $32.7 million for the three months ended September 30, 2010, compared to $32.9 million for the three months ended September 30, 2009. The decrease resulted primarily from decreases in costs related to contract expirations and conversions, partially offset by increases in costs related to new locations. Same locations costs for those facilities which as of September 30, 2010 are the comparative for the two years presented, increased 1.0%. Same location costs increased $0.4 million due to rent expense, primarily as a result of contingent rental payments on the increase in revenue for same locations and $0.1 million due to other operating costs, partially offset by decreases of $0.2 million due to payroll and payroll related.
Cost of parking services—management contracts. Cost of parking services for management contracts increased $3.7 million, or 17.9%, to $24.4 million for the three months ended September 30, 2010, compared to $20.7 million for the three months ended September 30, 2009. The increase resulted primarily from increases in costs related to new reverse management locations, partially offset by decreases in costs related to contract expirations. Same location costs for those facilities, which as of September 30, 2010 are the comparative period for the two years presented, remained flat.
Reimbursed management contract expense. Reimbursed management contract expense increased $4.0 million, or 4.1%, to $101.5 million, for the three months ended September 30, 2010, compared to $97.5 million for the three months ended September 30, 2009. This increase resulted from an increase in reimbursed cost incurred on the behalf of owners.
Cost of parking services lease contracts decreased primarily due to fewer contract expirations in regions one, two, three and four, decreases in conversions in region four, partially offset by increases in new locations for regions one and three, and increases in same location costs in region four. Same location costs increased primarily due to rent expense as a result of contingent rental payments on the increase in revenue for same locations.

Cost of parking services management contracts primarily increased due to new locations in regions one, two, three and four, partially offset by fewer contract expirations in regions one, three and four. The other region amounts in same location costs primarily represent prior year insurance reserve adjustments.
Segment gross profit/gross profit percentage information is summarized as follows:

	Three Months Ended September 30,
	Region One		Region Two		Region Three		Region Four		Other		Total		Variance
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009	Amount	%
	(in millions)
Gross profit lease contracts:
New location	$0.2	$—	$—	$—	$—	$—	$—	$—	$—	$—	$0.2	$—	$0.2	100.0
Contract expirations	—	0.1	—	—	—	—	—	(0.1)	—	—	—	—	—	—
Same location	1.5	1.5	—	—	0.5	0.4	0.8	0.7	—	—	2.8	2.6	0.2	7.7
Conversions	—	—	—	—	—	—	—	0.1	—	—	—	0.1	(0.1)	(100.0)

Total gross profit lease contracts	$1.7	$1.6	$—	$—	$0.5	$0.4	$0.8	$0.7	$—	$—	$3.0	$2.7	$0.3	11.1

	(percentages)
Gross profit percentage lease contracts:
New location	13.3	—	—	—	—	—	—	—	—	—	7.7	—
Contract expirations	—	5.9	—	—	—	—	—	(50.0)	—	—	—	—
Same location	8.0	7.9	—	—	11.1	9.1	8.6	8.0	—	—	8.5	8.0
Conversions	—	—	—	—	—	—	—	16.7	—	—	—	16.7

Total gross profit percentage	8.4	7.8	—	—	8.9	8.5	8.6	7.3	—	—	8.4	7.6

	(in millions)
Gross profit management contracts:
New location	$0.6	$0.1	$0.4	$—	$0.3	$—	$0.6	$—	$—	$—	$1.9	$0.1	$1.8	1800.0
Contract expirations	0.1	0.7	—	—	—	0.4	—	—	—	—	0.1	1.1	(1.0)	(90.9)
Same location	6.4	6.5	1.3	1.4	5.7	5.7	3.7	3.9	0.1	(0.1)	17.2	17.4	(0.2)	(1.1)
Conversions	—	—	—	—	—	—	0.1	—	—	—	0.1	—	0.1	—

Total gross profit management contracts	$7.1	$7.3	$1.7	$1.4	$6.0	$6.1	$4.4	$3.9	$0.1	(0.1)	$19.3	$18.6	$0.7	3.8

	(percentages)
Gross profit percentage management contracts:
New location	66.7	100.0	40.0	—	33.3	—	12.2	—	—	—	24.7	33.3
Contract expirations	100.0	41.2	—	—	—	30.8	—	—	—	—	50.0	35.5
Same location	57.7	55.6	27.1	35.9	46.3	45.2	49.3	50.0	—	100.0	48.2	48.5
Conversions	—	—	—	—	—	—	100.0	—	—	—	100.0	—

Total gross profit percentage	58.7	54.1	29.3	34.1	45.1	43.9	35.2	49.4	—	100.0	44.2	47.3

Gross profit—lease contracts. Gross profit for lease contracts increased $0.3 million, or 11.1%, to $3.0 million for the three months ended September 30, 2010, compared to $2.7 million for the three months ended September 30, 2009. Gross profit percentage for lease contracts increased to 8.4% for the three months ended September 30, 2010, compared to 7.6% for the three months ended September 30, 2009. Gross profit lease contracts increases on same locations were primarily the result of increases in short-term parking revenue.
Gross profit—management contracts. Gross profit for management contracts increased $0.7 million, or 3.8%, to $19.3 million for the three months ended September 30, 2010, compared to $18.6 million for the three months ended September 30, 2009. Gross profit percentage for management contracts decreased to 44.2% for the three months ended September 30, 2010 compared to 47.3% in the three months ended September 30, 2009. Gross profit for management contracts increases were primarily the result of our new locations, and conversions, partially offset by decreases in our same locations and contract expirations. Gross profit percentage on new reverse management locations, which typically have lower gross profit percentages, accounted for most of the decrease on a percentage basis.

Gross profit for lease contracts increased primarily due to same locations in regions three and four due to decreases in cost related to rent expense, primarily as a result of contingent rental payments on the decrease in revenue for same locations, new locations in region one, partially offset by a decrease in conversions in region four.
Gross profit for management contracts increased primarily due to our new locations in regions one, two, three and four, increases in conversions in region four, partially offset by decreases in contract expirations in region one and three and decreases in same locations in region one, two and four.
General and administrative expenses. General and administrative expenses increased $0.2 million, or 2.2%, to $11.5 million for the three months ended September 30, 2010, compared to $11.3 million for the three months ended September 30, 2009. This increase resulted primarily due to the restoration of performance-based compensation programs in 2010 of $0.7 million, partially offset by a decrease of $0.2 million in legal-related expenses and a decrease of $0.3 million in other costs.
Interest expense. Interest expense decreased $0.3 million, or 16.8%, to $1.3 million for the three months ended September 30, 2010, as compared to $1.5 million for the three months ended September 30, 2009. This decrease resulted primarily from a decrease in interest rates and a decrease in our long-term borrowings.
Interest income. Interest income was $0.1 million for the three months ended September 30, 2010 and did not change significantly compared to the three months ended September 30, 2009.
Income tax expense. Income tax expense increased $0.5 million, or 17.7%, to $3.1 million for the three months ended September 30, 2010, as compared to $2.7 million for the three months ended September 30, 2009. An increase in our pre-tax income resulted in a $0.5 million increase in income tax expense. Our effective tax rate was 38.8% for the three months ended September 30, 2010 and 38.6% for the three months ended September 30, 2009.
Nine Months ended September 30, 2010 Compared to Nine Months ended September 30, 2009
Segment revenue information is summarized as follows:

	Nine Months Ended September 30,
	Region One		Region Two		Region Three		Region Four		Other		Total		Variance
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009	Amount	%
	(in millions)
Lease contract revenue:
New location	$2.6	$0.6	$—	$—	$2.8	$0.1	$0.7	$0.4	$—	$—	$6.1	$1.1	$5.0	454.5
Contract expirations	0.4	5.3	0.2	0.5	0.1	1.2	0.5	0.8	—	—	1.2	7.8	(6.6)	(84.6)
Same location	52.6	54.0	1.6	1.4	12.9	13.3	28.0	26.6	—	0.1	95.1	95.4	(0.3)	(0.3)
Conversions	—	—	—	—	—	—	0.6	1.7	—	—	0.6	1.7	(1.1)	(64.7)

Total lease contract revenue	$55.6	$59.9	$1.8	$1.9	$15.8	$14.6	$29.8	$29.5	$—	$0.1	$103.0	$106.0	$(3.0)	(2.8)

Management contract revenue:
New location	$4.8	$0.7	$11.4	$1.9	$3.5	$1.0	$9.8	$0.1	$—	$—	$29.5	$3.7	$25.8	697.3
Contract expirations	1.3	6.6	—	—	1.2	5.3	0.1	0.7	—	—	2.6	12.6	(10.0)	(79.4)
Same location	30.0	33.1	7.4	6.9	33.9	35.2	22.2	23.5	0.1	(0.1)	93.6	98.6	(5.0)	(5.1)
Conversion	—	—	—	—	—	—	0.2	—	—	—	0.2	—	0.2	100.0

Total management contract revenue	$36.1	$40.4	$18.8	$8.8	$38.6	$41.5	$32.3	$24.3	$0.1	$(0.1)	$125.9	$114.9	$11.0	9.6

Parking services revenue—lease contracts. Lease contract revenue decreased $3.0 million, or 2.8%, to $103.0 million in the nine months ended September 30, 2010, compared to $106.0 million for the nine months ended September 30, 2009. The decrease resulted primarily from contract expirations and conversions exceeding increases in revenue from new locations. Same location revenue for those facilities, which as of September 30, 2010 are the comparative periods for the two years presented, decreased 0.3%. The decrease in same location revenue was due to decreases in monthly parking revenue of $0.9 million, or 2.9%, partially offset by increases in short-term parking revenue of $0.6 million, or 1.1%. Revenue associated with contract expirations relates to contracts that expired during the current period.
Parking services revenue—management contracts. Management contract revenue increased $11.0 million, or 9.6%, to $125.9 million for the nine months ended September 30, 2010, compared to $114.9 million for the nine months ended September 30, 2009. The increase resulted primarily from new locations and conversions, partially offset by decreases in revenue from contract expirations. Same locations revenue for those facilities, which as of September 30, 2010 are the comparative for the two years presented, decreased 5.0%, primarily due to decreased fees from reverse management locations and ancillary services.

Reimbursed management contract revenue. Reimbursed management contract revenue increased $10.7 million, or 3.6%, to $308.3 million for the nine months ended September 30, 2010, compared to $297.6 million for the nine months ended September 30, 2009. This increase resulted from an increase in reimbursed costs incurred on behalf of owners.
Lease contract revenue decreased primarily due to regions one, two, three and four contract expirations, decreases in same location revenue in region one, three and other, decreases in conversions in region four, partially offset by new location increases in region one, three, and four. Same location revenue decreased compared to the prior year primarily due to decreases in monthly parking revenue.
Management contract revenue increased primarily due to new locations in regions one, two, three and four, and conversions in region four, partially offset by contract expirations in regions one, three and four and decreases in same locations for regions one, three and four. Same location revenue decreased primarily due to decreased fees from reverse management locations and ancillary services.
Segment cost of parking services information is summarized as follows:

	Nine Months Ended September 30,
	Region One		Region Two		Region Three		Region Four		Other		Total		Variance
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009	Amount	%
	(in millions)
Cost of parking services lease contracts:
New location	$2.3	$0.5	$—	$—	$2.7	$0.1	$0.6	$0.3	$—	$—	$5.6	$0.9	$4.7	522.2
Contract expirations	0.5	5.0	0.2	0.5	—	1.2	0.5	0.8	—	—	1.2	7.5	(6.3)	(84.0)
Same location	49.4	50.2	1.5	1.4	11.7	12.1	25.8	25.0	—	0.1	88.4	88.8	(0.4)	(0.5)
Conversions	—	—	—	—	—	—	0.5	1.6	—	—	0.5	1.6	(1.1)	(68.8)

Total cost of parking services lease contracts	$52.2	$55.7	$1.7	$1.9	$14.4	$13.4	$27.4	$27.7	$—	$0.1	$95.7	$98.8	$(3.1)	(3.1)

Cost of parking services management contracts:
New location	$1.9	$0.1	$9.0	$1.4	$2.1	$0.5	$8.7	$0.1	$—	$—	$21.7	$2.1	$19.6	933.3
Contract expirations	0.5	3.8	—	—	0.6	3.3	0.1	0.4	—	—	1.2	7.5	(6.3)	(84.0)
Same location	13.3	15.4	4.3	4.2	17.6	19.2	11.2	12.0	(0.5)	0.6	45.9	51.4	(5.5)	(10.7)
Conversions	—	—	—	—	—	—	0.1	—	—	—	0.1	—	0.1	100.0

Total cost of parking services management contracts	$15.7	$19.3	$13.3	$5.6	$20.3	$23.0	$20.1	$12.5	$(0.5)	$0.6	$68.9	$61.0	$7.9	13.0

Cost of parking services—lease contracts. Cost of parking services for lease contracts decreased $3.1 million, or 3.1%, to $95.7 million for the nine months ended September 30, 2010, compared to $98.8 million for the nine months ended September 30, 2009. The decrease resulted primarily from decreases in costs related to contract expirations and conversions, partially offset by increases in costs related to new locations. Same locations costs for those facilities which as of September 30, 2010 are the comparative for the two years presented, decreased 0.5%. Same location costs decreased $0.1 million due to rent expense, primarily as a result of contingent rental payments on the decrease in revenue for same locations and $0.3 million due to payroll and payroll related.
Cost of parking services—management contracts. Cost of parking services for management contracts increased $7.9 million, or 13.0%, to $68.9 million for the nine months ended September 30, 2010, compared to $61.0 million for the nine months ended September 30, 2009. The increase resulted primarily from increases in costs related to new locations and conversions, partially offset by decreases in costs related to contract expirations. Same location costs for those facilities, which as of September 30, 2010 are the comparative period for the two years presented, decreased 10.7%. Same location decrease in operating expenses for management contracts primarily result from decreases in costs associated with reverse management contracts and the cost of providing management services.

Reimbursed management contract expense. Reimbursed management contract expense increased $10.7 million, or 3.6%, to $308.3 million, for the nine months ended September 30, 2010, compared to $297.6 million for the nine months ended September 30, 2009. This increase resulted from an increase in reimbursed cost incurred on the behalf of owners.
Cost of parking services lease contracts decreased primarily due to fewer contract expirations in regions one, two, three and four, decreases in same location costs in region one, three and other, decreases in conversions in region four, partially offset by increases in new locations for regions one, three and four. Same location costs decreased primarily due to decreases in rent expense primarily as a result of contingent rental payments on the decrease in revenue for same locations and a reduction in payroll and payroll related.
Cost of parking services management contracts primarily increased due to new locations in regions one, two, three and four, increases in conversions in region four, partially offset by fewer contract expirations in regions one, three, and four, and decreases in same location in regions one, three and four. The other region amounts in same location costs primarily represent prior year insurance reserve adjustments.
Segment gross profit/gross profit percentage information is summarized as follows:

	Nine Months Ended September 30,
	Region One		Region Two		Region Three		Region Four		Other		Total		Variance
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009	Amount	%
	(in millions)
Gross profit lease contracts:
New location	$0.3	$0.1	$—	$—	$0.1	$—	$0.1	$0.1	$—	$—	$0.5	$0.2	$0.3	150.0
Contract expirations	(0.1)	0.3	—	—	0.1	—	—	—	—	—	—	0.3	(0.3)	(100.0)
Same location	3.2	3.8	0.1	—	1.2	1.2	2.2	1.6	—	—	6.7	6.6	0.1	1.5
Conversions	—	—	—	—	—	—	0.1	0.1	—	—	0.1	0.1	—	—

Total gross profit lease contracts	$3.4	$4.2	$0.1	$—	$1.4	$1.2	$2.4	$1.8	$—	$—	$7.3	$7.2	$0.1	1.4

	(percentages)
Gross profit percentage lease contracts:
New location	11.5	16.7	—	—	3.6	—	14.3	25.0	—	—	8.2	18.2
Contract expirations	(25.0)	5.7	—	—	100.0	—	—	—	—	—	—	3.8
Same location	6.1	7.0	6.3	—	9.3	9.0	7.9	6.0	—	—	7.0	6.9
Conversions	—	—	—	—	—	—	16.7	5.9	—	—	16.7	5.9

Total gross profit percentage	6.1	7.0	5.6	—	8.9	8.2	8.1	6.1	—	—	7.1	6.8

	(in millions)
Gross profit management contracts:
New location	$2.9	$0.6	$2.4	$0.5	$1.4	$0.5	$1.1	$—	$—	$—	$7.8	$1.6	$6.2	387.5
Contract expirations	0.8	2.8	—	—	0.6	2.0	—	0.3	—	—	1.4	5.1	(3.7)	(72.5)
Same location	16.7	17.7	3.1	2.7	16.3	16.0	11.0	11.5	0.6	(0.7)	47.7	47.2	0.5	1.1
Conversions	—	—	—	—	—	—	0.1	—	—	—	0.1	—	0.1	100.0

Total gross profit management Contracts	$20.4	$21.1	$5.5	$3.2	$18.3	$18.5	$12.2	$11.8	$0.6	$(0.7)	$57.0	$53.9	$3.1	5.8

	(percentages)
Gross profit percentage management contracts:
New location	60.4	85.7	21.1	26.3	40.0	50.0	11.2	—	—	—	26.4	43.2
Contract expirations	61.5	42.4	—	—	50.0	37.7	—	42.9	—	—	53.8	40.5
Same location	55.7	53.5	41.9	39.1	48.1	45.5	49.5	48.9	600.0	700.0	51.0	47.9
Conversions	—	—	—	—	—	—	50.0	—	—	—	50.0	—

Total gross profit percentage	56.5	52.2	29.3	36.4	47.4	44.6	37.8	48.6	600.0	700.0	45.3	46.9

Gross profit—lease contracts. Gross profit for lease contracts increased $0.1 million, or 1.4%, to $7.3 million for the nine months ended September 30, 2010, compared to $7.2 million for the nine months ended September 30, 2009. Gross profit percentage for lease contracts increased to 7.1% for the nine months ended September 30, 2010, compared to 6.8% in the nine months ended September 30, 2009. Gross profit lease contracts increases on same locations were primarily the result of a decrease in costs due to rent expense, primarily as a result of contingent rental payments on the decrease in revenue for same locations and payroll and payroll related expenses.
Gross profit—management contracts. Gross profit for management contracts increased $3.1 million, or 5.8%, to $57.0 million for the nine months ended September 30, 2010, compared to $53.9 million for the nine months ended September 30, 2009. Gross profit percentage for management contracts decreased to 45.3% for the nine months ended September 30, 2010 compared to 46.9% in the nine months ended September 30, 2009. Gross profit for management contracts increases were primarily the result of our same locations, and our new locations, partially offset by decreases in our contract expirations. Gross profit percentage on new reverse management locations accounted for most of the decline on a percentage basis.
Gross profit for lease contracts increased primarily due to same locations in regions two and four due to decreases in costs due to rent expense, primarily as a result of contingent rental payments on the decrease in revenue for same locations and a reduction in payroll and payroll related expenses, without an equal and corresponding decrease in revenue; new locations in region one and three, partially offset by decreases in contract expirations in region one. The other region amounts in same location primarily represent prior year insurance reserve adjustments.
Gross profit for management contracts increased primarily due to our same locations in regions two, three and other, our new locations in regions one, two, three and four, and conversions in region four, partially offset by contract expirations in regions one, three and four. The other region amounts in same location primarily represent prior year insurance reserve adjustments.
General and administrative expenses. General and administrative expenses increased $0.9 million, or 2.8%, to $35.3 million for the nine months ended September 30, 2010, compared to $34.4 million for the nine months ended September 30, 2009. This increase resulted primarily due to the restoration of performance-based compensation programs in 2010 of $2.7 million, partially offset by a decrease of $1.1 million in legal-related expenses, a decrease of $0.2 million in consulting expenses and a decrease of $0.5 million in other costs.
Interest expense. Interest expense decreased $0.3, or 7.5%, to $4.2 million for the nine months ended September 30, 2010, as compared to $4.5 million for the nine months ended September 30, 2009. This decrease resulted primarily from a decrease in interest rates and a decrease in our long-term borrowings.
Interest income. Interest income was $0.2 million for the nine months ended September 30, 2010 and did not change significantly compared to the nine months ended September 30, 2009.
Income tax expense. Income tax expense increased $1.1 million, or 15.9%, to $8.0 million for the nine months ended September 30, 2010, as compared to $6.9 million for the nine months ended September 30, 2009. An increase in our pre-tax income resulted in a $1.0 million increase in income tax expense. Our effective tax rate was 39.2% for the nine months ended September 30, 2010 and 38.7% for the nine months ended September 30, 2009.
Liquidity and Capital Resources
Outstanding Indebtedness
On September 30, 2010, we had total indebtedness of approximately $97.5 million, a decrease of $15.7 million from December 31, 2009. The $97.5 million includes:
•	$94.7 million under our senior credit facility; and
•	$2.8 million of other debt including capital lease obligations and obligations on seller notes and other indebtedness.

We believe that our cash flow from operations, combined with availability under our senior credit facility, which amounted to $40.2 million at September 30, 2010, will be sufficient to enable us to pay our indebtedness, or to fund other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before their respective maturities. We believe that we will be able to refinance our indebtedness on commercially reasonable terms.
Senior Credit Facility
On July 15, 2008, we amended and restated our credit facility.
The $210.0 million revolving senior credit facility will expire June 29, 2013. In addition, the revolving senior credit facility includes a letter of credit sub-facility with a sublimit of $50.0 million and a swing line sub-facility with a sublimit of $10.0 million.
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
The weighted average interest rate on our senior credit facility at September 30, 2010 and December 31, 2009 was 2.8% and 3.2%, respectively. The rate includes all outstanding LIBOR contracts, interest rate cap effect and letters of credit. The weighted average interest rate on outstanding borrowings, not including letters of credit, was 2.8% and 3.3% at September 30, 2010 and December 31, 2009, respectively.
At September 30, 2010, we had $16.9 million of letters of credit outstanding under the senior credit facility, borrowings against the senior credit facility aggregated $94.7 million and we had $40.2 million available under the senior credit facility.
Interest Rate Cap Transactions
We do not enter into derivative instruments for any purpose other than cash flow hedging purposes.
On February 22, 2010, we entered into interest rate cap agreements with Wells Fargo Bank N.A. (“Wells Fargo”) and Fifth Third Bank (“Fifth Third”), allowing us to limit our exposure on a portion of our borrowings under our senior credit facility (“Rate Cap Transactions”). Pursuant to two separate letter agreements between the Company and Wells Fargo and Fifth Third, respectively, we will receive payments from Wells Fargo and Fifth Third each quarterly period to the extent that the prevailing three-month LIBOR during that period exceeds our cap rate of 3.25%. The Rate Cap Transactions are effective March 31, 2010, and will settle each quarter on a date that is intended to coincide with our quarterly interest payments dates under our senior credit facility. The Rate Cap Transactions cap our LIBOR interest rate on a notional amount of $50 million at 3.25% for a total of 39 months. These Rate Cap Transactions are classified as a cash flow hedge, and we calculate the effectiveness of the hedge on a quarterly basis. The ineffective portion of the cash flow hedge is recognized in current period earnings as an increase of interest expense. The fair value of the interest rate cap at September 30, 2010 is $0.1 million and is included in prepaid expenses.

Stock Repurchases
In July 2008, our Board of Directors authorized us to repurchase shares of our common stock, on the open market or through private purchases, up to $60.0 million in aggregate.
During the first quarter of 2009, we repurchased 213,301 shares at an average price of $18.21 per share, including average commissions of $0.01 per share, on the open market. The total value of the first quarter transactions was $3.9 million. We retired 200,650 shares during the first quarter of 2009 and retired the remaining 12,651 shares in April 2009. We did not make any share repurchases since the first quarter of 2009. As of September 30, 2010, $19.0 million remained available for repurchase under the July 2008 authorization by the Board of Directors.
Letters of Credit
At September 30, 2010, we have provided letters of credit totaling $16.5 million to our casualty insurance carrier to collateralize our casualty insurance program.
As of September 30, 2010, we provided $0.4 million in letters to collateralize other obligations.

Deficiency Payments
Pursuant to our obligations with respect to the parking garage operations at Bradley International Airport, we are required to make certain payments for the benefit of the State of Connecticut and for holders of special facility revenue bonds. The deficiency payments represent contingent interest bearing advances to the trustee to cover operating cash flow requirements. The payments, if any, are recorded as a receivable by us for which we are reimbursed from time to time as provided in the trust agreement. As of September 30, 2010, we have a receivable of $12.3 million, comprised of cumulative deficiency payments to the trustee, net of reimbursements. We believe these advances to be fully recoverable and therefore have not recorded a valuation allowance for them. We do not guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.
We made deficiency payments of $2.7 million in the first nine months of 2010 compared to $2.8 million in the first nine months of 2009. We did not receive any payments for interest and premium income related to deficiency payments in the first nine months of 2010 and 2009.
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
Net Cash Provided by Operating Activities
Our primary sources of funds are cash flows from operating activities and changes in working capital. Net cash provided by operating activities totaled $15.8 million for the first nine months of 2010. Cash provided included $19.9 million from operations, which was offset by a net decrease in working capital of $4.1 million. The decrease in working capital resulted primarily from (i) an increase of $11.4 million in notes and accounts receivable, which primarily related to an increase in business from new locations, acquisitions and deficiency payments related to Bradley International Airport guarantor payments as described under “Deficiency Payments”; (ii) an increase of $2.4 million in other assets primarily related to an increase in the cash surrender values related to the non-qualified deferred compensation plan and an increase in event and equipment deposits; (iii) a decrease of $0.2 million in accounts payable due primarily to the timing on payments to our clients and new business under management contracts as described under “Daily Cash Collections”; (iv) offset by a decrease of $1.8 million in prepaid assets primarily related to timing of payroll taxes paid in 2009 relating to 2010 payroll and timing of insurance premium payments; and (v) an increase in other liabilities of $8.1 million primarily related to increases in the performance-based compensation accrual, insurance loss estimates and deferred revenue due to timing of certain events.
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

Net Cash Used in Investing Activities
Net cash used in investing activities totaled $2.9 million in the first nine months of 2010. Cash used in investing activities for the first nine months of 2010 included capital expenditures of $2.2 million for capital investments needed to secure and/or extend leased facilities, cost of contract purchases of $0.5 million, contingent payments on previously acquired contracts of $0.1 million and capitalized interest of $0.1 million.
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
Net Cash Used in Financing Activities
Net cash used in financing activities totaled $13.8 million in the first nine months of 2010. Cash used in financing activities for 2010 included $0.5 million for earn-out payments, $0.4 million for payments on capital leases, $15.2 million for payments on our senior credit facility, $0.1 million for payment on other long-term borrowing, $0.2 million for distributions to noncontrolling interest, $0.1 million for payments on debt issuance costs, partially offset by $1.5 million from the exercise of stock options and $1.2 million from the tax benefit related to stock option exercises.
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
Cash and Cash Equivalents
We had cash and cash equivalents of $7.4 million and $8.3 million at September 30, 2010 and December 31, 2009, respectively. The cash balances reflect our ability to utilize funds deposited into our local accounts and which based upon availability, timing of deposits and the subsequent movement of that cash into our corporate accounts may result in significant changes to our cash balances.
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
On February 22, 2010, we entered into interest rate cap agreements with Wells Fargo Bank N.A. (“Wells Fargo”) and Fifth Third Bank (“Fifth Third”), allowing us to limit our exposure on a portion of our borrowings under our senior credit facility (“Rate Cap Transactions”). Pursuant to two separate letter agreements between the Company and Wells Fargo and Fifth Third, respectively, we will receive payments from Wells Fargo and Fifth Third each quarterly period to the extent that the prevailing three month LIBOR during that period exceeds our cap rate of 3.25%. The Rate Cap Transactions are effective March 31, 2010, and will settle each quarter on a date that is intended to coincide with our quarterly interest payments dates under our senior credit facility. The Rate Cap Transactions cap our LIBOR interest rate on a notional amount of $50 million at 3.25% for a total of 39 months. These Rate Cap Transactions are classified as a cash flow hedge, and we calculate the effectiveness of the hedge on a quarterly basis. The ineffective portion of the cash flow hedge is recognized in current period earnings as an increase of interest expense. The fair value of the interest rate cap at September 30, 2010 is $0.1 million and is included in prepaid expenses.
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
Foreign Currency Risk
Our exposure to foreign exchange risk is minimal. All foreign investments are denominated in U.S. dollars, with the exception of Canada. We had approximately $1.0 million of Canadian dollar denominated cash instruments at September 30, 2010. We had no Canadian dollar denominated debt instruments at September 30, 2010. We do not hold any hedging instruments related to foreign currency transactions. We monitor foreign currency positions and may enter into certain hedging instruments in the future should we determine that exposure to foreign exchange risk has increased.
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
Item 6. Exhibits

Exhibit
Number	Description
31.1	Section 302 Certification dated November 5, 2010 for James A. Wilhelm, Director, President and Chief Executive Officer (Principal Executive Officer).

31.2	Section 302 Certification dated November 5, 2010 for G. Marc Baumann, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer).

31.3	Section 302 Certification dated November 5, 2010 for Daniel R. Meyer, Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer).

32.1	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 5, 2010.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD PARKING CORPORATION

Dated: November 5, 2010	By:	/s/ JAMES A. WILHELM
James A. Wilhelm Director, President and Chief Executive Officer (Principal Executive Officer)

Dated: November 5, 2010	By:	/s/ G. MARC BAUMANN
G. Marc Baumann Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Dated: November 5, 2010	By:	/s/ DANIEL R. MEYER
Daniel R. Meyer Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description
31.1	Section 302 Certification dated November 5, 2010 for James A. Wilhelm, Director, President and Chief Executive Officer (Principal Executive Officer).

31.2	Section 302 Certification dated November 5, 2010 for G. Marc Baumann, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer).

31.3	Section 302 Certification dated November 5, 2010 for Daniel R. Meyer, Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer).

32.1	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 5, 2010.