Form 10-K
period 2010-12-31
STANDARD PARKING CORP
filed 2011-03-11
CIK 1059262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of June 30, 2010, the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was approximately $247.3 million, based on the closing price of the common stock as reported on the NASDAQ Global Select Market.

As of March 8, 2011, there were 15,802,545 shares of common stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be delivered to shareholders in connection with the Annual Meeting of Stockholders to be held on April 29, 2011, are incorporated by reference into Part III of this Form 10-K.

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

We have used the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions in this Form 10-K, including information we incorporate by reference, to identify forward-looking statements. These forward-looking statements are made based on our management’s expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. These uncertainties and factors could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	intense competition that can constrain our ability to gain business and our profitability;

•	the loss, or renewal on less favorable terms, of management contracts and leases;

•	adverse litigation judgments or settlements resulting from legal or other proceedings in which we may be involved;

•	the loss of key employees;

•	changes in general economic and business conditions or demographic trends;

•	the impact of public and private regulations, including changes in regulations affecting airports and parking lots and new legislation related to health care;

•	the financial difficulties or bankruptcy of our major clients, including the impact on our ability to collect receivables;

•	insurance losses that are worse than expected or adverse events not covered by insurance;

•	labor disputes that lead to a loss of revenues or expense variations;

•	extraordinary events affecting parking at facilities that we manage, including emergency safety measures, military or terrorist attacks, cyber terrorism and natural disasters;

•	state and municipal government clients that sell or enter into long-term leases of parking-related assets;

•	uncertainty in the credit markets;

•	availability, terms and deployment of capital;

•	the ability to obtain performance bonds on acceptable terms to guarantee our performance under certain contracts;

•	the other factors discussed under Item 1A, “Risk Factors,” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-K.

All of our forward-looking statements should be considered in light of these factors. All of our forward-looking statements speak only as of the date they were made, and we undertake no obligation to update our forward-looking statements or risk factors to reflect new information, future events or otherwise, except as may be required under applicable securities laws and regulations.

NOTE

PART I

ITEM 1.	BUSINESS

Our Company

We are one of the leading providers of parking management, ground transportation and other ancillary services to commercial, institutional and municipal clients in the United States and Canada. Our services include a comprehensive set of on-site parking management and ground transportation services, which consist of training, scheduling and supervising all service personnel as well as providing customer service, marketing, maintenance and accounting and revenue control functions necessary to facilitate the operation of our clients’ parking facilities. We also provide a range of ancillary services such as airport shuttle operations, taxi and livery dispatch services and municipal meter revenue collection and enforcement services. We strive to be the #1 or #2 provider in each of the core markets in which we operate. As a given geographic market achieves a threshold operational size, we typically will establish a local office in order to promote increased operating efficiency. We rely on both organic growth and acquisitions to increase our client base and leverage our fixed corporate and administrative costs within each major metropolitan area. Our clients choose to outsource with us in order to attract, service and retain customers, gain access to the breadth and depth of our service and process expertise, leverage our significant technology capabilities and enhance their parking facility revenue, profitability and cash flow. As of December 31, 2010, we managed approximately 2,100 parking facility locations containing over one million parking spaces in approximately 341 cities, operated 25 parking-related service centers serving 64 airports, operated a fleet of approximately 540 shuttle buses carrying approximately 27 million passengers per year and employed a professional staff of approximately 12,000 people.

We have provided parking services since 1929. Our history and resulting experience have allowed us to develop and standardize a rigorous system of processes and controls that enable us to deliver consistent, transparent, value-added and high quality parking facility management services. We serve a variety of industries and have end-market specific specialization in airports, healthcare facilities, hotels, municipalities and government facilities, commercial real estate, residential communities, retail and colleges and universities. We market and offer our end-market specific services under our SP Plus® brand. The professionals dedicated to each of our SP Plus® markets and service lines possess subject matter expertise that enables them to meet the specific demands of their clients. Additionally, we complement our core services and help to differentiate our clients’ parking facilities by offering to their customers Ambiance in Parking®, an approach to parking facility management that includes a comprehensive package of amenity and customer service programs. These programs not only make the parking experience more enjoyable, but also convey a sense of the client’s sensitivity to and appreciation for the needs of its parking customers. In doing so, we believe the programs serve to enhance the value of the parking properties themselves.

We have also dedicated significant resources to human capital management, providing comprehensive training for our employees, delivered primarily through the use of our web-based Standard UniversitySM learning management system, which promotes customer service and client retention in addition to providing our employees with continued training and career development opportunities. Our focus on customer service and satisfaction is a key driver of our high location retention rate, which was approximately 87% for the year ended December 31, 2009 and 91% for the year ended December 31, 2010.

We operate our clients’ facilities through two types of arrangements: management contracts and leases. As of December 31, 2010, we operated approximately 90% of our locations under management contracts, and for the year ended December 31, 2010, we derived approximately 88% of our gross profit under management contracts. As of December 31, 2010, we operated approximately 10% of our locations under leases, and for the year ended December 31, 2010, we derived approximately 12% of our gross profit under leases.

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

Our revenue is derived from a broad and diverse group of clients, industry end-markets and geographies. Our clients include some of North America’s largest private and public owners, municipalities, managers and developers of major office buildings, residential properties, commercial properties, shopping centers and other retail properties, sports and special event complexes, hotels, and hospitals and medical centers. No single client accounted for more than 5.7% of our revenue or more than 5.6% of our gross profit for the year ended December 31, 2010. Additionally, we have built a diverse geographic footprint that as of December 31, 2010 included operations in 42 states and the District of Columbia, and municipalities, including New York, Los Angeles, Chicago, Boston, Washington D.C. and Houston, among others, and five Canadian provinces. Our strategy is focused on building scale and leadership positions in large, strategic markets in order to leverage the advantages of scale across a larger number of parking locations in a single market. We strive to be the #1 or #2 provider in each of the core markets in which we operate.

One of the key differentiators in our industry is the effective use of technology, which is of increasing importance to our clients. Our commitment to the application of technology in the parking facility management industry has resulted in the creation of a proprietary product, Client ViewTM, which is an on-demand system that enables our clients, at their convenience, to directly access and download their monthly financial statements and detailed back-up reports. Additionally, we believe we are a leader in the field of introducing automation and technology as part of our parking facility operations, having been among the first to introduce airport credit card lanes, apply bar code decal technology and adopt various electronic payment options such as electronic fund transfer (EFT) payments and pay-on-foot machine (ATM) technology. Our electronic, web-based Procure-To-Pay procurement and payment system controls costs by automatically enforcing procurement policies and efficiently processing the associated payables. Our propriety Click and Park® technology enables people to reserve and purchase parking online, in advance, both for sporting and special events as well as in a wide array of other commercial parking environments. Similarly, our propriety Click and Ridesm technology lets people reserve and pay for bus seating online. We recently introduced our proprietary MPM Plustm monthly parker management and billing system, which provides comprehensive and reliable billing of the parking-related provisions of multi-year commercial tenant leases. We believe that automation and technology can enhance customer convenience, improve cash management and increase overall profitability for our clients, as well as allow us to add new locations and expand our operations into new markets more effectively.

Industry Overview

Overview

The parking industry is large and fragmented and includes companies that provide temporary parking spaces for vehicles on an hourly, daily, weekly, or monthly basis along with providing various ancillary services. A substantial number of companies in the industry offer parking services as a non-core operation in connection with property management or ownership, and the vast majority of companies in the industry are small, private and operate a single parking facility. As such, the industry remains highly fragmented. The industry experiences consolidation from time to time, as smaller operators find that they lack the financial resources, economies of scale and management techniques required to compete with larger national providers. We expect this trend to continue and will provide larger parking management companies with opportunities to expand their businesses and acquire smaller operators.

Industry Operating Arrangements

Parking facilities operate under three general types of arrangements:

•	management contracts;

•	leases; and

•	ownership.

The general terms and benefits of these three types of arrangements are as follows:

Management Contracts.  Under a management contract, the facility operator generally receives a base monthly fee for managing the facility and may receive an incentive fee based on the achievement of facility performance objectives. Facility operators also generally charge fees for various ancillary services such as accounting, equipment leasing and consulting. Primary responsibilities under a management contract include hiring, training and staffing parking personnel, and providing revenue collection, accounting, record-keeping, insurance and facility marketing services. Under a typical management contract, the facility operator is not responsible for structural or mechanical repairs, or for providing security or guard services. The facility owner usually is responsible for operating expenses associated with the facility’s operation, such as taxes, license and permit fees, insurance costs, payroll and accounts receivable processing and wages of personnel assigned to the facility, although some management contracts, typically referred to as “reverse” management contracts, require the facility operator to pay certain of these cost categories but provide for payment to the operator of a larger management fee. Under a management contract, the facility owner usually is responsible for non- routine maintenance, repair costs and capital improvements. Management contracts are typically for a term of one to three years (although the contracts may often be terminated, without cause, on 30 days’ notice or less) and may contain a renewal clause. As of December 31, 2010, we operated approximately 90% of our locations under management contracts, and for the year ended December 31, 2010, we derived approximately 88% of our gross profit under management contracts.

Leases.  Under a lease, the parking facility operator generally pays to the property owner either a fixed base rent, percentage rent that is tied to the facility’s financial performance, or a combination of both. The parking facility operator collects all revenue and is responsible for most operating expenses, but typically is not responsible for major maintenance, capital expenditures or real estate taxes. In contrast to management contracts, leases typically are for terms of three to ten years, often contain a renewal term, and provide for a fixed payment to the facility owner regardless of the facility’s operating earnings. However, many of these leases may be cancelled by the client for various reasons, including development of the real estate for other uses. Some leases may be cancelled by the client on as little as 30 days’ notice without cause. Leased facilities generally require a longer commitment and a larger capital investment by the parking facility operator than do managed facilities. As of December 31, 2010, we operated approximately 10% of our locations under leases, and for the year ended December 31, 2010, we derived approximately 12% of our gross profit under leases.

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

Our Competitive Strengths

We believe we have the following key competitive strengths:

Leading Market Position with a Unique Value Proposition.  We are one of the leading providers of parking management, ground transportation and other ancillary services, to commercial, institutional, and municipal clients in the United States and Canada. We strive to be the #1 or #2 provider in each of the core markets in which we operate. We market and offer many of our services under our SP Plus® brand, which reflects our ability to provide customized solutions and meet the varied demands of our diverse end-markets and supplement them with Ambiance in Parking®, a comprehensive package of amenity and customer service programs. We believe our ability to offer a comprehensive range of services on a national basis is a significant competitive advantage and allows our clients to attract, service and retain customers, gain access to the breadth and depth of our service and process expertise, leverage our significant technology capabilities and enhance their parking facility revenue, profitability and cash flow.

Our Scale and Diversification.  As of December 31, 2010, we managed approximately 2,100 parking facility locations containing over one million parking spaces in approximately 341 cities, operated 25 parking-related service centers serving 64 airports, operated a fleet of approximately 540 shuttle buses and employed a professional staff of approximately 12,000 people. We benefit from diversification across our client base, industry end-markets and geographic locations.

•	Client Base. Our clients include some of the nation’s largest private and public owners, municipalities, managers and developers of major office buildings, residential properties, commercial properties, shopping centers and other retail properties, sports and special event complexes, hotels, and hospitals and medical centers. No single client accounted for more than 5.7% of our revenue or more than 5.6% of our gross profit for the year ended December 31, 2010.

•	Industry End-Markets. We believe that our industry end-market diversification allows us to minimize our exposure to industry-specific seasonality and volatility. We believe that the breadth of end-markets we serve and the depth of services we offer to those end-markets provide us with a broader base of customers that we can target.

•	Geographic Locations. We have a diverse geographic footprint that includes operations in 42 states and the District of Columbia and 5 Canadian provinces as of December 31, 2010. We strive to be the #1 or #2 provider in each of the core markets in which we operate, and our strategy is focused on building size and leadership positions in large, strategic markets in order to leverage the advantages of scale across a larger number of parking locations in a single market.

Additionally, our scale has enabled us to significantly enhance our operating efficiency over the past several years by standardizing processes and managing overhead costs.

Stable Client Relationships.  We have a track record of providing our clients and parking customers with a consistent, value-added and high quality parking facility management experience, as reflected by our high location retention rate, which was approximately 87% for the year ended December 31, 2009, and 91% for the year ended December 31, 2010. These statistics include the impact of our decision to exit from unprofitable contracts. As our clients continue to outsource the management of their parking operations and look to consolidate the number of their outsourcing providers, we believe this trend can benefit companies like ours, which has a national footprint and scale, extensive experience, broad process capabilities, and a demonstrated ability to create value for our clients.

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

Visible and Predictable Business Model.  We believe that our business model provides us with a measure of insulation from broader economic cycles because approximately 88% of our gross profit for the year ended December 31, 2010 was generated from fixed-fee and reverse management fee management contracts that for the most part are not dependent upon the level of utilization of those parking facilities. Additionally, because we do not own any parking facilities, we have few of the risks of real estate ownership. We benefit further from visibility provided by a recurring revenue model reinforced by contract retention rates that have approximated 90% over the past five years.

Highly Capital Efficient Business with Attractive Cash Flow Characteristics.  Our business generates attractive cash flow due to negative working capital dynamics and our low capital expenditure requirements. For the fiscal year December 31, 2009, we generated approximately $21.8 million of cash flow from operating activities, and our capital expenditures for the purpose of leasehold improvements and equipment were $3.5 million. For the fiscal year ended December 31, 2010, we generated approximately $19.5 million of cash flow from operating activities, and during the same period our capital expenditures for the purpose of leasehold improvements and equipment were $3.0 million.

Focus on Operational Excellence and Human Capital Management.  Our culture and training programs place a continuing focus on excellence in the execution of all aspects of day-to-day parking facility operation. This focus is reflected in our ability to deliver to our clients a professional, high-quality product through well-trained, service-oriented personnel, which we believe differentiates us from our competitors. To support our focus on operational excellence, we manage our human capital through a comprehensive, structured program that evaluates the competencies and performance of all of our key operations and administrative support personnel on an annual basis. Based on those evaluations, we create detailed developmental plans designed to provide our personnel with the skills and tools needed to perform their current duties effectively and to prepare themselves for future growth and advancement. We have also dedicated significant resources to human capital management, providing comprehensive training for our employees, delivered primarily through the use of our web-based Standard UniversitySM learning management system, which promotes customer service and client retention in addition to providing our employees with continued training and career development opportunities.

Experienced Management Team.  Our current senior management team has a proven track record of growing our existing business organically and consistently integrating acquisitions. The team combines over 190 years of industry experience, including an average of approximately 23 years with us or with our acquired companies.

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

Expand and Cross-Sell Additional Services to Drive Incremental Revenue.  We believe we have significant opportunities to strengthen our relationships with existing clients and to attract new clients by continuing to cross-sell value-added services that complement our core parking operations. These services include shuttle bus operations, taxi and livery dispatch services, concierge-type ground transportation, on-street parking meter collection and facility maintenance services. We also are evaluating new service opportunities, such as security services, that would leverage our core competency of managing large networks of geographically dispersed employees. To better reflect these broader competencies, we developed the SP Plus® brand, which emphasizes our specialized market expertise and distinguish our service lines from the traditional parking services we provide. Our SP Plus® brand includes market designations such as SP Plus® Airport Services, SP Plus® Healthcare Services, SP Plus® Hotel Services, SP Plus® Municipal Services, SP Plus® Office Services, SP Plus® Residential Services, SP Plus® Retail Services and SP Plus® University Services, which reflect the market-specific subject matter expertise that enables our professionals to meet the varied demands of those environments. Because our capabilities range beyond parking facility management, our SP Plus® Transportation, SP Plus® Maintenance and SP Plus® Security Services brands more clearly distinguish those service lines from the traditional parking services that we provide under our Standard Parking brand. By offering this wide assortment of ancillary services, we are able to broaden the scope of our client relationships and thus increase our clients’ reliance and dependency on our services, which in turn results in enhanced client retention rates and higher revenue and gross profit per location.

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

Pursue Opportunistic, Accretive Acquisitions.  The outsourced parking management industry remains highly fragmented and presents a significant opportunity for us. Given the scale in our operating platform, we have a demonstrated ability to successfully identify, acquire and integrate accretive tuck-in acquisitions. For example, in July 2009, we acquired the assets of Gameday Management Group, U.S., an Orlando-based company that plans the operation of transportation and parking systems for major stadium and sporting events. Gameday has provided its transportation and traffic management services for high-profile events, including Super Bowls XXX-XLIV, the Daytona 500, the 2009 Presidential Inauguration, and the 2010 Vancouver Winter Olympics. This acquisition will enable us to provide our stadium and special event clients with transportation and parking planning expertise that can meet their most complex needs. We also expect to leverage Gameday’s expertise into new parking and transportation opportunities in the future. Among the assets acquired is Gameday’s Click and ParkSM online parking and traffic management system, which enables parking customers to reserve and pay for parking online in advance of an event. The addition of this capability to our product line is an example of how we are integrating technology into a changing parking industry. We will continue to selectively pursue acquisition opportunities that help us acquire scale or enhance our service capabilities.

In December 2010 we acquired Expert Parking, Inc., a Philadelphia-based parking management company having parking operations at twenty-six locations throughout the greater Philadelphia metropolitan area. The Expert Parking operations span a diverse variety of property types that include office, hotel, residential, municipal, hospital, university and commercial locations. The acquisition complements our operations in New York and New Jersey, and enhances our prospects for growth throughout the Northeast corridor.

We also provide a range of ancillary services to satisfy client needs such as municipal meter collection.

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

SPokes.  With our newest garage amenity program, monthly parkers at participating facilities can check out a cruiser bike, free of charge, for their personal use. Parking customers make their reservations through the facility manager, and all riders are provided with helmets. Returned bikes and helmets are inspected and cleaned by a facility employee before reuse.

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

We also place a specific focus on marketing and client relationship efforts that pertain to those clients having a large regional or national presence. Accordingly, we assign a dedicated executive to those clients to address any existing portfolio issues, as well as to reinforce existing and develop new account relationships and to take any other action that may further our business development interests.

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

Clients and Properties

Our client base includes a diverse cross-section of public and private owners of commercial, institutional and municipal real estate. No single client represented more than 5.7% of revenues or more than 5.6% of our gross profit for the year ended December 31, 2010. For the years ended December 31, 2010 and December 31, 2009, we retained an average of 91% and 87%, respectively, of our locations (which statistic includes the impact of our decision to exit from unprofitable contracts).

Information Technology

We believe that automation and technology can enhance customer convenience, lower labor costs, improve cash management and increase overall profitability. We have been a leader in the field of introducing automation and technology to the parking business and we were among the first to adopt electronic fund transfer (EFT) payment options, pay-on-foot (ATM) technology and bar code decal technology. Our proprietary Click and Park® technology enables people to reserve and purchase parking online, in advance, both for sporting and special events as well as in a wide array of other commercial parking environments. At many locations, Click and Park® users also can get customized directions showing what route to take to get to their parking destination most efficiently. Similarly, our proprietary Click and Ridesm system lets people reserve and pay for bus seating online, in advance. We recently introduced our proprietary MPM Plustm monthly parker management and billing system, which provides comprehensive and reliable billing of the parking-related provisions of multi-year commercial tenant leases.

To promote internal efficiency, we have created advanced information systems that connect local offices across the country to our corporate headquarters. These systems support accounting, financial management and reporting practices, general operating procedures, training, employment policies, cash controls and marketing procedures. Our commitment to the application of technology in the parking management business has resulted in the creation of a proprietary product, Client Viewtm, an Internet-based system that gives our clients the flexibility and convenience to access and download their monthly financials and detailed back-up reports. In addition, use of our electronic, web-based Procure-To-Pay procurement and payment system controls costs by automatically enforcing procurement policies and efficiently processing the associated payables. We believe that our standardized processes and controls enhance our ability to successfully add new locations and expand our operations into new markets.

Employees

As of December 31, 2010, we employed 11,971 individuals, including 6,824 full-time and 5,147 part-time employees. As of December 31, 2009, we employed 11,970 individuals, including 7,110 full-time and 4,860 part-time employees. Approximately 29% of our employees are covered by collective bargaining agreements. No single collective bargaining agreement covers a material number of employees. We believe that our employee relations are good.

Insurance

We purchase comprehensive liability insurance covering certain claims that occur in the operations that we lease or manage. The primary amount of such coverage is $2.0 million per occurrence and $2.0 million in the aggregate per facility for our garage liability and garage keepers legal liability coverages. In addition, we purchase workers’ compensation insurance for all eligible employees and umbrella/excess liability coverage. Under our various liability and workers’ compensation insurance policies, we are obligated to reimburse the insurance carrier for the first $250,000 of any loss. As a result, we are, in effect, self-insured for all claims up to that deductible level. We utilize a third-party administrator to process and pay claims. We also purchase property insurance that provides coverage for loss or damage to our property and in some cases our clients’ property, as well as business interruption coverage for lost operating income and certain associated expenses. The deductible applicable to any given loss under our property insurance policy varies based upon the insured values and the peril that causes the loss. We also purchase group health insurance with respect to eligible full-time employees and family members (whether such employees work at leased or managed facilities) and are fully-insured for all covered expenses. We believe that our insurance coverage is adequate and consistent with industry practice.

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

Intellectual Property

Standard Parking® and the Standard Parking logo, SP Plus® and the SP Plus logo and Click and Park® and the Click and Park® logo, are service marks registered with the United States Patent and Trademark Office. In addition, we have registered the names and, as applicable, the logos of all of our material subsidiaries and divisions as service marks with the United States Patent and Trademark Office or the equivalent state registry, including the right to the exclusive use of the name Central Park in the Chicago metropolitan area. We invented the Multi-Level Vehicle Parking Facility musical Theme Floor Reminder System, and obtained trademark registrations for our proprietary parker programs, such as Books-to-Go®, Films-To-Go®, Little Parkers® and Ambiance in Parking® and our comprehensive training program, Standard Universitysm. We have also registered the copyright rights in our proprietary software, such as Client Viewtm, Hand Held Programtm, License Plate Inventory Programstm and ParkStattm with the United States Copyright Office.

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

We are subject to intense competition that can constrain our ability to gain business, as well as our profitability.

We believe that competition in parking facility management and our ancillary services is intense. The low cost of entry into the parking facility management business has led to a strongly competitive, fragmented market consisting primarily of a variety of entities ranging from single lot operators to large regional and national multi-facility operators, as well as municipal and other governmental entities that choose not to outsource their parking operations. Competitors may be able to adapt more quickly to changes in customer requirements, or devote greater resources to the promotion and sale of their services. We provide nearly all of our services under contracts, many of which are obtained through competitive bidding, and many of our competitors also have long-standing relationships with our clients. Providers of parking facility management services have traditionally competed on the basis of cost and quality of service. As we have worked to establish ourselves as one of the principal members of the industry, we compete predominately on the basis of high levels of service and strong relationships. We may not be able to, or may choose not to, compete with certain competitors on the basis of price. As a result, a greater proportion of our clients may switch to other service providers or self-manage. Furthermore, these strong competitive pressures could impede our success in bidding for profitable business and our ability to increase prices even as costs rise, thereby reducing margins.

Our management contracts and leases expose us to certain risks.

The loss or renewal on less favorable terms of a substantial number of management contracts or leases could have a material adverse effect on our business, financial condition and results of operations. A material reduction in the operating income associated with the integrated services we provide under management contracts and leases could have a material adverse effect on our business, financial condition and results of operations. Our management contracts are typically for a term of one to three years, although the contracts may often be terminated, without cause, on 30 days’ notice or less, giving clients regular opportunities to attempt to negotiate a reduction in our fees or other allocated costs. Any loss of a significant number of clients could in the aggregate materially adversely affect our operating results. In addition, we are particularly exposed to increases in costs for locations that we operate under leases because we are generally responsible for all the operating expenses of our leased locations. An increase in cost of parking services could reduce our gross profit derived from locations that we operate under leases.

Adverse litigation judgments or settlements resulting from legal proceedings in which we may be involved in the normal course of our business could affect our operations and financial condition.

In the normal course of business, we are from time to time involved in various legal proceedings. We do not believe that any pending claim, proceeding or litigation, either alone or in the aggregate, will have a material adverse effect on our financial position; however, the outcome of these legal proceedings cannot be predicted. It is possible that an unfavorable outcome of some or all of the matters could cause us to incur substantial liabilities that may have a material adverse effect upon our financial condition and results of operations. Any significant adverse litigation judgments or settlements could have a negative effect on our business, financial condition and results of operations.

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

Deterioration in economic conditions in general could reduce the demand for our parking and ancillary services and, as a result, reduce our earnings and adversely affect our financial condition.

Adverse changes in global, national and local economic conditions could have a negative impact on our business. High domestic unemployment has contributed to reduced discretionary spending by consumers and slowed or reduced economic activity by businesses in the United States and most major global economies compared to 2007 levels. In addition, our business operations tend to be concentrated in large urban areas. Many of our customers are workers who commute by car to their places of employment in these urban centers. Our business could be materially adversely affected to the extent that weak economic conditions or demographic factors have resulted in the elimination of jobs and high unemployment in these large urban areas. In addition, increased unemployment levels, the movement of white-collar jobs from urban centers to suburbs or out of North America entirely, increased office vacancies in urban areas, movement toward home office alternatives, or lower consumer spending could reduce consumer demand for our services.

Adverse changes in economic conditions could also lead to a decline in parking at airports and commercial facilities, including facilities owned by retail operators and hotels. In particular, reductions in parking at leased facilities can lower our profit because a decrease in revenue would be exacerbated by fixed costs that we must pay under our leases. As of December 31, 2010, we operated 10% of our locations under leases, and for the year ended December 31, 2010, we derived 12% of our gross profit from leases.

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

Future revenue and our ability to collect accounts receivable depend, in part, on the financial strength of our clients. We estimate an allowance for accounts we do not consider collectible, and this allowance adversely impacts profitability. In the event that our clients experience financial difficulty, become unable to obtain financing or seek bankruptcy protection, our profitability would be further impacted by our failure to collect accounts receivable in excess of the estimated allowance. Additionally, our future revenue would be reduced by the loss of these clients or by the cancellation of leases or management contracts by clients in bankruptcy.

Additional funds would need to be reserved for future insurance losses if such losses are worse than expected.

We provide liability and worker’s compensation insurance coverage consistent with our obligations to our clients under our various management contracts and leases. We are obligated to reimburse our insurance carrier for each loss incurred in the current policy year up to the amount of a deductible specified in our insurance policies. The per-occurrence deductible for our various liability and workers’ compensation policies is $250,000. We also purchase property insurance that provides coverage for loss or damage to our property, and in some cases our clients’ property, as well as business interruption coverage for lost operating income and certain associated expenses. The deductible applicable to any given loss under our property insurance policy varies based upon the insured values and the peril that causes the loss. Our financial statements reflect our funding of all such obligations based upon guidance and evaluation we have received from third-party insurance professionals. There can be no assurance, however, that the ultimate amount of our obligations will not exceed the amount presently funded or accrued, in which case we would need to set aside additional funds to reserve for any such excess. Changes in insurance reserves as a result of periodic evaluations of the liabilities can cause swings in our operating results that may not be indicative of the operations of our ongoing business. Additionally, our obligations could increase if we receive a greater number of insurance claims, or if the severity of, or the administrative costs associated with, those claims generally increases. A material increase in insurance costs due to a change in the number or severity of claims, claim costs or premiums paid by us could have a material adverse effect on our operating income.

Labor disputes could lead to loss of revenues or expense variations.

At December 31, 2010, approximately 29% of our employees were represented by labor unions. Approximately 33% of our collective bargaining contracts, representing approximately 16% of our employees, are up for renewal in 2011. In addition, at any given time, we may face a number of union organizing drives.

When one or more of our major collective bargaining agreements becomes subject to renegotiation or when we face union organizing drives, the union and we may disagree on important issues that, in turn, could lead to a strike, work slowdown or other job actions. There can be no assurance that we will be able to renew existing labor union contracts on acceptable terms. In such cases, there are no assurances that we would be able to staff sufficient employees for our short-term needs. A strike, work slowdown or other job action could in some cases disrupt us from providing services, resulting in reduced revenues. If declines in client service occur or if our clients are targeted for sympathy strikes by other unionized workers, contract cancellations could result. The result of negotiating a first time agreement or renegotiating an existing collective bargaining agreement could result in a substantial increase in labor and benefits expenses that we may be unable to pass through to clients. In addition, potential legislation could make it significantly easier for union organizing drives to be successful and could give third-party arbitrators the ability to impose terms of collective bargaining agreements upon us and a labor union if we and such union are unable to agree to the terms of a collective bargaining agreement.

In addition, we make contributions to multiemployer benefit plans on behalf of certain employees covered by collective bargaining agreements and could be responsible for paying unfunded liabilities incurred by such benefit plans, which amount could be material.

Natural disasters or acts of terrorism, including cyber terrorism, could disrupt services.

Storms, earthquakes, drought, floods or other natural disasters or acts of terrorism may result in reduced revenues. Disasters may also cause economic dislocations throughout the country. Acts of cyber terrorism involve the premeditated use of disruptive activities, or the threat thereof, involving computers and/or networks, with the intention to cause harm or further social, ideological, religious, political or similar objectives. The occurrence of acts of cyber terrorism such as website defacement, denial of automated payment services, sabotage of our proprietary on-demand technology or the use of electronic social media to disseminate unfounded or otherwise harmful allegations to our reputation, could have a material adverse effect on our business. In addition, terrorist attacks have resulted in, and may continue to result in, increased government regulation of airlines and airport facilities, including imposition of minimum distances between parking facilities and terminals, resulting in the elimination of currently managed parking facilities. We derive a significant percentage of our gross profit from parking facilities and parking related services in and around airports. The Federal Aviation Administration generally prohibits parking within 300 feet of airport terminals during periods of heightened security. While the prohibition is not currently in effect, there can be no assurance that this governmental prohibition will not again be reinstated. The existing regulations governing parking within 300 feet of airport terminals or future regulations may prevent us from using certain parking spaces. Reductions in the number of parking spaces and air travelers may reduce our revenue and cash flow for both our leased facilities and those facilities we operate under management contracts.

State and municipal government clients may sell or enter into long-term leases of parking-related assets to our competitors.

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

Uncertainty in the credit markets may negatively impact our ability to collect receivables on a timely basis and our cash flow.

The United States and global economies and the financial and credit markets continue to experience slow growth, and there continues to be diminished liquidity and credit availability in certain sectors. In addition, the tightening of credit in financial markets may adversely affect the ability of our clients to obtain financing, which could adversely impact our ability to collect amounts due from such clients or result in a decrease, or cancellation, of our services under our client contracts. Declines in our ability to collect receivables or in the level of client spending could adversely affect the results of our operations and our liquidity.

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

As is customary in the industry, a surety provider can refuse to provide a bond principal with new or renewal surety bonds. If any existing or future surety provider refuses to provide us with surety bonds, either generally or because we are unwilling or unable to post collateral at levels sufficient to satisfy the surety’s requirements, there can be no assurance that we would be able to find alternate providers on acceptable terms, or at all. Our inability to provide surety bonds could also result in the loss of existing contracts. Failure to find a provider of surety bonds, and our resulting inability to bid for new contracts or renew existing contracts, could have a material adverse effect on our business and financial condition.

Federal health care reform legislation may adversely affect our business and results of operations.

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in the United States (collectively, the “Health Care Reform Laws”). The Health Care Reform Laws include a large number of health-related provisions that become effective over the next four years, including requiring most individuals to have health insurance and establishing new regulations on health plans. Although the Health Care Reform Laws do not mandate that employers offer health insurance, beginning in 2014 penalties will be assessed on large employers who do not offer health insurance that meets certain affordability or benefit requirements. Providing such additional health insurance benefits to our employees, or the payment of penalties if such coverage is not provided, would increase our expense. If we are unable to raise the rates we charge our clients to cover this expense, such increases in expense could reduce our operating profit.

In addition, under the Health Care Reform Laws employers will have to file a significant amount of additional information with the Internal Revenue Service and will have to develop systems and processes to track requisite information. We will have to modify our current systems, which could increase our general and administrative expense.

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

Parking Facilities

We operate parking facilities in 42 states and the District of Columbia in the United States and five provinces of Canada. We do not currently own any parking facilities. The following table summarizes certain information regarding our facilities as of December 31, 2010:

		# of Locations			# of Spaces
States/Provinces	Airports and Urban Cities	Airport	Urban	Total	Airport	Urban	Total

Alabama	Airports and Auburn	2	3	5	1,562	920	2,482
Alberta	Airports, Calgary and Edmonton	2	23	25	—	15,333	15,333
Arizona	Phoenix and Tempe	—	17	17	—	14,252	14,252
British Columbia	Vancouver	—	2	2	—	701	701
California	Airports, Beverly Hills, Encino, Glendale, Long Beach, Los Angeles, Sacramento, San Francisco, San Jose, Santa Monica and Woodland Hills	3	635	638	3,793	190,813	194,606
Colorado	Airports, Aurora, Colorado Springs, and Denver	8	56	64	40,857	30,567	71,424
Connecticut	Airports and Greenwich	8	1	9	7,941	941	8,882
Delaware	Wilmington	—	1	1	—	473	473
District of Columbia	Washington, DC	—	16	16	—	5,387	5,387
Florida	Airports, Coral Gables, Ft. Myers, Miami, Orlando and Tampa	5	66	71	15,539	26,279	41,818
Georgia	Airports and Atlanta	15	21	36	31,491	20,630	52,121
Hawaii	Airports, Honolulu, and Lahaina	3	35	38	2,455	13,351	15,806
Idaho	Airport	1	—	1	915	—	915
Illinois	Airports, Chicago and Hoffman Estates	13	217	230	37,366	104,523	141,889
Indiana	Airport and Indianapolis	1	1	2	2,305	—	2,305
Kansas	Bonner Springs, Kansas City and Topeka	—	3	3	—	1,317	1,317
Kentucky	Airports and Lexington	6	3	9	16,748	—	16,748
Louisiana	Airport and New Orleans	2	19	21	2,608	7,523	10,131
Maine	Airports and Portland	3	3	6	2,288	1,890	4,178
Manitoba	Winnipeg	—	5	5	—	576	576
Maryland	Baltimore, Landover and Towson	—	27	27	—	38,356	38,356
Massachusetts	Boston, Cambridge, Chestnut Hill and Hopkinton	—	99	99	—	29,317	29,317
Michigan	Airports and Detroit	7	1	8	12,665	—	12,665
Minnesota	Airport, Minneapolis and St. Paul	1	22	23	620	8,005	8,625
Missouri	Airports and Kansas City	7	100	107	26,019	33,398	59,417
Montana	Airports	6	—	6	4,137	—	4,137
Nebraska	Airports	2	—	2	1,307	—	1,307
Nevada	Las Vegas	—	4	4	—	200	200
New Hampshire	Manchester	—	1	1	—	—	—

		# of Locations			# of Spaces
States/Provinces	Airports and Urban Cities	Airport	Urban	Total	Airport	Urban	Total

New Jersey	Clifton, Jersey City, Newark, Paterson and Wayne	—	34	34	—	20,038	20,038
New Mexico	Airport	1	—	1	—	—	—
New York	Airports, Bronx, Buffalo and New York City	7	61	68	11,740	42,867	54,607
North Carolina	Airport and Charlotte	1	15	16	1,403	10,182	11,585
North Dakota	Airports	2	—	2	2,181	—	2,181
Ohio	Airports, Akron, Cincinnati, Cleveland, Columbus and Lakewood	9	115	124	10,695	77,195	87,890
Ontario	Airport, Hamilton, North York and Toronto	1	84	85	2,075	35,990	38,065
Oregon	Airports	7	—	7	15,903	—	15,903
Pennsylvania	Airports, Philadelphia and Westchester	1	22	23	1,114	15,282	16,396
Quebec	Gatineau	—	1	1	—	993	993
Rhode Island	Airports	7	—	7	9,027	—	9,027
South Dakota	Airports	3	—	3	2,716	—	2,716
Tennessee	Airport, Memphis and Nashville	1	4	5	1,340	1,071	2,411
Texas	Airports, Austin, Dallas, Fort Worth and Houston	3	101	104	7,352	85,492	92,844
Utah	Salt Lake City	—	6	6	—	3,099	3,099
Virginia	Airports, Alexandria, Arlington, Fairfax and Richmond	9	46	55	9,702	32,622	42,324
Washington	Airports, Bellevue and Seattle	2	87	89	822	15,910	16,732
Wisconsin	Airports and Milwaukee	3	6	9	4,384	1,967	6,351
Wyoming	Casper and Mills	—	4	4	—	1,840	1,840

	Totals	152	1,967	2,119	291,070	889,300	1,180,370

We have interests in twelve joint ventures and one limited liability company. The twelve joint ventures each operate between one and thirty-three parking facilities. The limited liability company collects and distributes parking facility data for a fee. We are the general partner of one limited partnership, which operates eight parking facilities. For additional information, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Operating Facilities.”

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

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “STAN.” The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on the NASDAQ Global Select Market.

	2010		2009
	Sales Price		Sales Price
Quarter Ended	High	Low	High	Low

March 31	$17.14	$16.04	$20.31	$14.83
June 30	$17.45	$15.01	$16.85	$13.90
September 30	$17.40	$14.61	$17.96	$15.59
December 31	$20.04	$15.75	$18.00	$15.52

Holders

As of March 8, 2011, there were approximately 3,785 holders of our common stock, based on the number of record holders of our common stock and an estimate of the number of individual participants represented by security position listings.

Dividends

We did not pay a cash dividend in respect of our common stock in 2010 or 2009. By the terms of our senior credit facility, we are restricted from paying cash dividends on our capital stock while such facility is in effect.

There are no restrictions on the ability of our wholly owned subsidiaries to pay cash dividends to us.

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of		Number of Securities
	Securities		Remaining Available
	to be Based	Weighted-Average	for Future Issuance Under
	Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by securities holders	911,446	$0.86	117,902
Equity compensation plans not approved by securities holders	—	—	—

Total	911,446	$0.86	117,902

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected historical consolidated financial data as of December 31, 2010, 2009 and 2008, derived from our audited consolidated financial statements, which are included elsewhere herein. The table also presents selected historical consolidated financial data as of December 31, 2007 and 2006 derived from our audited consolidated financial statements, which are not included herein. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Result of Operations” and the historical consolidated financial statements and notes thereto for years 2010, 2009 and 2008 which are included elsewhere herein. The historical results do not necessarily indicate results expected for any future period.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands)

Statement of Operations Data:
Parking services revenue:
Lease contracts	$138,664	$140,441	$154,311	$145,327	$153,336
Management contracts	171,331	153,382	145,828	119,612	106,554
Reimbursed management contract revenue	411,148	401,671	400,621	356,782	346,055

Total revenue	721,143	695,494	700,760	621,721	605,945
Cost of parking services:
Lease contracts	128,613	130,897	140,058	129,550	139,043
Management contracts	94,481	84,167	69,285	49,726	44,990
Reimbursed management contract expense	411,148	401,671	400,621	356,782	346,055

Total cost of parking services	634,242	616,735	609,964	536,058	530,088
Gross profit:
Lease contracts	10,051	9,544	14,253	15,777	14,293
Management contracts	76,850	69,215	76,543	69,886	61,564

Total gross profit	86,901	78,759	90,796	85,663	75,857
General and administrative expenses	47,878	44,707	47,619	44,796	41,228
Depreciation and amortization	6,074	5,828	6,059	5,335	5,638

Operating income	32,949	28,224	37,118	35,532	28,991
Interest expense	5,335	6,012	6,476	7,056	8,296
Interest income	(249)	(268)	(173)	(610)	(552)

	5,086	5,744	6,303	6,446	7,744

Income before income taxes	27,863	22,480	30,815	29,086	21,247
Income tax expense (benefit)(1)	10,755	8,265	11,622	11,267	(14,880)

Net income	17,108	14,215	19,193	17,819	36,127
Less: Net income attributable to noncontrolling interest(2)	268	123	148	446	376

Net income attributable to Standard Parking Corporation	$16,840	$14,092	$19,045	$17,373	$35,751

Balance Sheet Data (at end of year):
Cash and cash equivalents	$7,305	$8,256	$8,301	$8,466	$8,058
Total assets	255,632	242,754	229,241	215,388	212,528
Total debt	97,902	113,211	125,064	80,363	85,665
Common stockholders’ equity	36,878	14,749	1,017	39,339	41,253

(1)	Income tax expense (benefit) for 2006 includes a reduction in the valuation allowance for net operating loss carryforwards and other deferred tax assets of $23,924.

(2)	Reflects the retrospective adoption, effective January 1, 2009, of Financial Accounting Standards Board Accounting Standards Codification Topic 810, Consolidation (formerly FAS 160) (“ASC 810”). Upon adoption of ASC 810, we reclassified minority interests in our consolidated balance sheet from accrued expenses to noncontrolling interests in the equity section. Additionally, we changed the way noncontrolling interests are presented within the consolidated statement of income such that the statement of income reflects results attributable to both our interests and noncontrolling interests. While the accounting provisions of ASC 810 are being applied prospectively beginning January 1, 2009, the presentation and disclosure requirements have been applied retrospectively. The results attributable to our interests did not change upon the adoption of ASC 810.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Our Business

We manage parking facilities in urban markets and at airports across the United States and in five Canadian provinces. We do not own any facilities, but instead enter into contractual relationships with property owners or managers.

We operate our clients’ properties through two types of arrangements: management contracts and leases. Under a management contract, we typically receive a base monthly fee for managing the facility, and we may also receive an incentive fee based on the achievement of facility performance objectives. We also receive fees for ancillary services. Typically, all of the underlying revenues and expenses under a standard management contract flow through to our clients rather than to us. However, some management contracts, which are referred to as “reverse” management contracts, usually provide for larger management fees and require us to pay various costs. Under lease arrangements, we generally pay to the property owner either a fixed annual rent, a percentage of gross customer collections or a combination thereof. We collect all revenues under lease arrangements and we are responsible for most operating expenses, but we are typically not responsible for major maintenance, capital expenditures or real estate taxes. Margins for lease contracts vary significantly, not only due to operating performance, but also due to variability of parking rates in different cities and varying space utilization by parking facility type and location. As of December 31, 2010, we operated 90% of our locations under management contracts and 10% under leases.

In evaluating our financial condition and operating performance, management’s primary focus is on our gross profit, total general and administrative expense and general and administrative expense as a percentage of our gross profit. Although the underlying economics to us of management contracts and leases are similar, the manner in which we are required to account for them differs. Revenue from leases includes all gross customer collections derived from our leased locations (net of parking tax), whereas revenue from management contracts only includes our contractually agreed upon management fees and amounts attributable to ancillary services. Gross customer collections at facilities under management contracts, therefore, are not included in our revenue. Accordingly, while a change in the proportion of our operating agreements that are structured as leases versus management contracts may cause significant fluctuations in reported revenue and expense of parking services, that change will not artificially affect our gross profit. For example, as of December 31, 2010, 90% of our locations were operated under management contracts and 88% of our gross profit for the year ended December 31, 2010 was derived from management contracts. Only 55% of total revenue (excluding reimbursed management contract revenue), however, was from management contracts because under those contracts the revenue collected from parking customers belongs to our clients. Therefore, gross profit and total general and administrative expense, rather than revenue, are management’s primary focus.

General Business Trends

We believe that sophisticated commercial real estate developers and property managers and owners recognize the potential for parking and related services to be a profit generator rather than a cost center. Often, the parking experience makes both the first and the last impressions on their properties’ tenants and visitors. By outsourcing these services, they are able to capture additional profit by leveraging the unique operational skills and controls that an experienced parking management company can offer. Our ability to consistently deliver a uniformly high level of parking and related services and maximize the profit to our clients improves our ability to win contracts and retain existing locations. Our location retention rate for the twelve month periods ended December 31, 2010 and December 31, 2009 was 91% and 87%, respectively, which also reflects our decision not to renew, or terminate, unprofitable contracts.

For the year ended December 31, 2010 compared to the year ended December 31, 2009, average gross profit per location increased 12% from $37.0 thousand to $41.0 thousand, primarily due to an increase in our event planning and transportation revenue and legal fees related to the California labor code case in 2009 that did not recur in 2010.

Summary of Operating Facilities

We focus our operations in core markets where a concentration of locations improves customer service levels and operating margins. The following table reflects our facilities operated at the end of the years indicated:

	December 31,	December 31,	December 31,
	2010	2009	2008

Managed facilities	1,907	1,921	1,986
Leased facilities	212	208	229

Total facilities	2,119	2,129	2,215

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

Reimbursed Management Contract Revenue

Reimbursed of management contract revenue consists of the direct reimbursement from the property owner for operating expenses incurred under a management contract, which is reflected in our revenue.

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

Results of Operations

Fiscal 2010 Compared to Fiscal 2009

Segments

An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenue and incur expenses, and about which separate financial information is regularly evaluated by our chief operating decision maker, in deciding how to allocate resources. Our chief operating decision maker is our president and chief executive officer.

Our business is managed based on regions administered by executive vice presidents. The following is a summary of revenues (excluding reimbursed management contract revenue) by region for the years ended December 31, 2010 and 2009. Information related to prior years has been recast to conform to the current regional alignment.

Region One encompasses operations in Delaware, District of Columbia, Connecticut, Florida, Georgia, Illinois, Kansas, Maine, Maryland, Massachusetts, Minnesota, Missouri, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, and Wisconsin.

Region Two encompasses our Canadian operations, event planning and transportation, and our technology-based parking and traffic management systems.

Region Three encompasses operations in Arizona, California, Colorado, Hawaii, Louisiana, Nevada, Texas, Utah, Washington, and Wyoming.

Region Four encompasses all major airport and transportation operations nationwide.

Other consists of ancillary revenue that is not specifically identifiable to a region and insurance reserve adjustments related to prior years.

The following tables present the material factors that impact our financial statements on an operating segment basis.

Segment revenue information is summarized as follows:

	Year Ended December 31,
	Region One		Region Two		Region Three		Region Four		Other		Total		Variance
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009	Amount	%
	(In millions)

Lease contract revenue:
New location	$4.5	$0.9	$—	$—	$4.0	$0.2	$0.9	$0.6	$—	$—	$9.4	$1.7	$7.7	452.9
Contract expirations	1.1	6.8	0.2	0.7	0.1	1.3	0.5	1.1	—	—	1.9	9.9	(8.0)	(80.8)
Same location	69.1	70.4	2.2	1.9	17.3	17.8	37.5	35.3	—	0.1	126.1	125.5	0.6	0.5
Conversions	0.7	1.0	—	—	—	—	0.6	2.3	—	—	1.3	3.3	(2.0)	(60.6)

Total lease contract revenue	$75.4	$79.1	$2.4	$2.6	$21.4	$19.3	$39.5	$39.3	$—	$0.1	$138.7	$140.4	$(1.7)	(1.2)

Management contract revenue:
New location	$7.1	$1.1	$16.1	$3.8	$4.7	$1.5	$14.8	$0.3	$—	$—	$42.7	$6.7	$36.0	537.3
Contract expirations	2.7	9.9	1.1	1.3	2.0	7.0	0.1	0.8	—	—	5.9	19.0	(13.1)	(68.9)
Same location	38.6	42.3	8.7	8.2	45.1	46.2	29.8	31.3	0.1	(0.4)	122.3	127.6	(5.3)	(4.2)
Conversions	—	—	—	—	0.1	0.1	0.3	—	—	—	0.4	0.1	0.3	300.0

Total management contract revenue	$48.4	$53.3	$25.9	$13.3	$51.9	$54.8	$45.0	$32.4	$0.1	$(0.4)	$171.3	$153.4	$17.9	11.7

Parking services revenue — lease contracts.  Lease contract revenue decreased $1.7 million, or 1.2%, to $138.7 million for the year ended December 31, 2010, compared to $140.4 million in the year-ago period. The decrease resulted primarily from decreases in revenue from contract expirations and conversions, partially offset by increases in revenue from new locations. Same location revenue for those facilities, which as of December 31, 2010 are the comparative periods for the two years presented, increased 0.5%. The increase in same location revenue was due to increases in short-term parking revenue of $1.5 million, or 1.8%, partially offset by decreases in monthly parking revenue of $0.9 million, or 2.4%. Revenue associated with contract expirations relates to contracts that expired during the current period.

Parking services revenue — management contracts.  Management contract revenue increased $17.9 million, or 11.7%, to $171.3 million for the year ended December 31, 2010, compared to $153.4 million in the year-ago period. The increase resulted primarily from new locations and conversions, which was partially offset by the decrease in revenue from contract expirations. Same locations revenue for those facilities, which as of December 31, 2010 are the comparative periods for the two years presented, decreased 4.2%, primarily due to decreased fees from reverse management locations and ancillary services.

Reimbursed management contract revenue.  Reimbursed management contract revenue increased $9.4 million, or 2.4%, to $411.1 million for the year ended December 31, 2010, compared to $401.7 million in the year-ago period. This increase resulted from additional reimbursements for costs incurred on behalf of owners.

Lease contract revenue decreased primarily due to contract expirations in all four operating regions combined with conversions to management agreements in region four. This was partially offset by increases in new location revenues for regions one, three and four, while regions two and four recorded increases in same location revenues. Same location revenue increases for the aforementioned regions were primarily due to increases in short-term parking revenue while monthly parking revenue declined slightly.

Management contract revenue increased primarily due to new locations revenue in all four operating regions. This was partially offset with by contract expirations in all four regions and same location revenue declines in three out of the four operating regions. The decreases in same location revenue were primarily due to a decrease in fees from reverse management locations and ancillary services. For comparability purposes, revenue associated with contract expirations relate to the contracts that expired during the current period.

Segment cost of parking services information is summarized as follows:

	Year Ended December 31,
	Region One		Region Two		Region Three		Region Four		Other		Total		Variance
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009	Amount	%
	(In millions)

Cost of parking services lease contracts:
New location	$4.1	$0.8	$—	$—	$3.9	$0.2	$0.8	$0.5	$—	$—	$8.8	$1.5	$7.3	486.7
Contract expirations	1.1	6.5	0.2	0.7	—	1.2	0.6	1.0	—	—	1.9	9.4	(7.5)	(79.8)
Same location	64.6	65.5	2.0	1.9	15.6	16.1	34.6	33.2	(0.2)	0.1	116.6	116.8	(0.2)	(0.2)
Conversions	0.8	1.0	—	—	—	—	0.5	2.2	—	—	1.3	3.2	(1.9)	(59.4)

Total cost of parking services lease contracts	$70.6	$73.8	$2.2	$2.6	$19.5	$17.5	$36.5	$36.9	$(0.2)	$0.1	$128.6	$130.9	$(2.3)	(1.8)

Cost of parking services management contracts:
New location	$3.0	$0.3	$12.6	$2.6	$2.8	$0.9	$13.1	$0.1	$—	$—	$31.5	$3.9	$27.6	707.7
Contract expirations	1.6	5.7	0.6	0.6	0.9	4.0	0.1	0.5	—	—	3.2	10.8	(7.6)	(70.4)
Same location	16.5	19.7	5.5	5.2	23.7	28.2	14.8	16.4	(0.9)	—	59.6	69.5	(9.9)	(14.2)
Conversions	—	—	—	—	—	—	0.2	—	—	—	0.2	—	0.2	—

Total cost of parking services management contracts	$21.1	$25.7	$18.7	$8.4	$27.4	$33.1	$28.2	$17.0	$(0.9)	$—	$94.5	$84.2	$10.3	12.2

Cost of parking services — lease contracts.  Cost of parking services for lease contracts decreased $2.3 million, or 1.8%, to $128.6 million for the year ended December 31, 2010, compared to $130.9 million in the year-ago period. The decrease resulted primarily from decreases in costs from contract expirations and fewer locations that converted from management contracts during the current year, which more than offset the increases in new locations. Same locations costs for those facilities, which as of December 31, 2010 are the comparative for the two years presented, decreased 0.2%. Same location costs decreased $0.3 million due to payroll and payroll-related expenses and $0.2 million related to other operating costs, partially offset by an increase of $0.3 million due to rent expense, primarily as a result of contingent rental payments on the increase in revenue for same locations.

Cost of parking services — management contracts.  Cost of parking services for management contracts increased $10.3 million, or 12.2%, to $94.5 million for the year ended December 31, 2010, compared to $84.2 million in the year-ago period. The increase resulted from increases in costs related to new reverse management locations and conversions, which more than offset the decrease in costs from contract expirations. Same location costs for those facilities, which as of December 31, 2010 are the comparative for the two years presented, decreased 14.2%. Same location decrease in operating expenses for management contracts primarily resulted from decreases in costs associated with reverse management contracts and the cost of providing management services.

Reimbursed management contract expense.  Reimbursed management contract expense increased $9.4 million, or 2.4%, to $411.1 million for the year ended December 31, 2009, compared to $401.7 million in the year-ago period. This increase resulted from additional reimbursed cost incurred on the behalf of owners.

Cost of parking services for lease contracts decreased primarily due to contract expirations in all four operating regions combined with conversions to management contracts which impacted regions one and four, which more than offset new locations added in three out of the four operating regions. Same locations costs decreases slightly as reductions in payroll, payroll related costs and other operating costs partially offset increases in contingent rent payments on the increase in revenue.

Cost of parking services for management contracts increased in all four operating regions due to new locations. Partially offsetting, were decreases due to contract expirations and decreases in cost related to same locations primarily related to reductions in payroll, payroll related costs and other operating costs. In addition, based upon third party actuarial analysis, the other region recorded a prior year insurance reserve adjustment.

Segment gross profit/gross profit percentage information is summarized as follows:

	Year Ended December 31,
	Region One		Region Two		Region Three		Region Four		Other		Total		Variance
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009	Amount	%
	(In millions)

Gross profit lease contracts:
New location	$0.4	$0.1	$—	$—	$0.1	$—	$0.1	$0.1	$—	$—	$0.6	$0.2	$0.4	200.0
Contract expirations	—	0.3	—	—	0.1	0.1	(0.1)	0.1	—	—	—	0.5	(0.5)	(100.0)
Same location	4.5	4.9	0.2	—	1.7	1.7	2.9	2.1	0.2	—	9.5	8.7	0.8	9.2
Conversions	(0.1)	—	—	—	—	—	0.1	0.1	—	—	—	0.1	(0.1)	(100.0)

Total gross profit lease contracts	$4.8	$5.3	$0.2	$—	$1.9	$1.8	$3.0	$2.4	$0.2	$—	$10.1	$9.5	$0.6	6.3

	(Percentages)
Gross profit percentage lease contracts:
New location	8.1	11.1	—	—	2.5	—	11.1	16.7	—	—	6.4	11.8
Contract expirations	—	4.4	—	—	100.0	7.7	(20.0)	9.1	—	—	—	5.1
Same location	6.5	7.0	9.1	—	9.8	9.6	7.7	5.9	—	—	7.5	6.9
Conversions	(14.3)	—	—	—	—	—	16.7	4.3	—	—	—	3.0

Total gross profit percentage	6.4	6.7	8.3	—	8.9	9.3	7.6	6.1	—	—	7.3	6.8

	(In millions)
Gross profit management contracts:
New location	$4.1	$0.8	$3.5	$1.2	$1.9	$0.6	$1.7	$0.2	$—	$—	$11.2	$2.8	$8.4	300.0
Contract expirations	1.1	4.2	0.5	0.7	1.1	3.0	—	0.3	—	—	2.7	8.2	(5.5)	(67.1)
Same location	22.1	22.6	3.2	3.0	21.4	18.0	15.0	14.9	1.0	(0.4)	62.7	58.1	4.6	7.9
Conversions	—	—	—	—	0.1	0.1	0.1	—	—	—	0.2	0.1	0.1	100.0

Total gross profit management contracts	$27.3	$27.6	$7.2	$4.9	$24.5	$21.7	$16.8	$15.4	$1.0	$(0.4)	$76.8	$69.2	$7.6	11.0

	Year Ended December 31,
	Region One		Region Two		Region Three		Region Four		Other		Total		Variance
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009	Amount	%
	(In millions)

	(Percentages)
Gross profit percentage management contracts:
New location	57.7	72.7	21.7	31.6	40.4	40.0	11.5	66.7	—	—	26.2	41.8
Contract expirations	40.7	42.4	45.5	53.8	55.0	42.9	—	37.5	—	—	45.8	43.2
Same location	57.3	53.4	36.8	36.6	47.5	39.0	50.3	47.6	100.0	100.0	51.3	45.5
Conversions	—	—	—	—	100.0	100.0	33.3	—	—	—	50.0	100.0

Total gross profit percentage	56.4	51.8	27.8	36.8	47.2	39.6	37.3	47.5	100.0	100.0	44.8	45.1

Gross profit — lease contracts.  Gross profit for lease contracts increased $0.6 million, or 6.3%, to $10.1 million for the year ended December 31, 2010, compared to $9.5 million in the year-ago period. Gross profit percentage for lease contracts increased to 7.3% for the year ended December 31, 2010, compared to 6.8% in the year-ago period. Gross profit lease contracts increases on same locations were primarily the result of increased short-term parking revenue as described under parking services revenue leased contracts and decreased costs related to a reduction in payroll and payroll expenses and other operating costs.

Gross profit — management contracts.  Gross profit for management contracts increased $7.6 million, or 11.0%, to $76.8 million for the year ended December 31, 2010, compared to $69.2 million in the year-ago period. Gross profit percentage for management contracts decreased to 44.8% for the year ended December 31, 2010, compared to 45.1% in the year-ago period. Gross profit for management contracts increases were primarily the result of our same locations, our new locations, and conversions, partially offset by contract expirations. Gross profit management contracts increases on same locations were primarily the result of decreased costs associated with reverse management contracts and the cost of providing management services. Gross profit percentage on new reverse management locations, which are typically lower than fixed fee management contracts, accounted for most of the decline on a percentage basis.

Gross profit for lease contracts increased primarily due to same locations in region two and four due to an increase in short-term parking revenue and a decrease in same location costs related to a reduction in payroll and payroll related and other operating expenses.

Gross profit management contracts increased primarily due to regions one, two, three and four new locations, regions two, three, four and other same locations, partially offset by contract expirations in regions one, two, three and four. The other region amounts in same location primarily represent prior year insurance reserve adjustments.

General and administrative expenses.  General and administrative expenses increased $3.2 million, or 7.1%, to $47.9 million for the year ended December 31, 2010, compared to $44.7 million in the year-ago period. This increase resulted from an increase in payroll and payroll related expenses of $4.7 million primarily from the restoration of performance-based compensation programs, annual salary increases in 2010 and $0.6 million in severance costs, partially offset by a decrease of $1.3 million in legal-related expenses, a decrease in professional fees of $0.4 million and a decrease of $0.4 million in other costs.

Interest expense.  Interest expense decreased $0.7 million, or 11.3%, to $5.3 million for the year ended December 31, 2010, as compared to $6.0 million in the year-ago period. This decrease resulted primarily from a decrease in borrowings.

Interest income.  Interest income was $0.2 million for the year ended December 31, 2010 and did not change significantly from the year-ago period.

Income tax expense.  Income tax expense increased $2.5 million, or 30.1%, to $10.8 million for the year ended December 31, 2010, as compared to $8.3 million in the year-ago period. An increase in our pre-tax income resulted in a $2.1 million increase in income tax expense and an increase in our effective tax rate resulted in a $0.4 million increase in income tax expense. The effective tax rate for the year ended December 31, 2010 was 38.6% compared to 36.8% for the year-ago period.

Results of Operations

Fiscal 2009 Compared to Fiscal 2008

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

Reimbursed management contract revenue.  Reimbursed management contract revenue increased $1.1 million, or 0.3%, to $401.7 million for the year ended December 31, 2009, compared to $400.6 million in the year-ago period. This increase resulted from additional reimbursements for costs incurred on behalf of owners.

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

Unaudited Quarterly Results

The following table sets forth our unaudited quarterly consolidated statement of income data for the years ended December 31, 2010 and December 31, 2009. The unaudited quarterly information has been prepared on the same basis as the annual financial information and, in management’s opinion, includes all adjustments

(consisting only of normal recurring adjustments) necessary to present fairly the information for the quarters presented. Historically, our operating results have varied from quarter to quarter and are expected to continue to fluctuate in the future. These fluctuations have been due to a number of factors, including: general economic conditions in our markets; additions of contracts; expiration and termination of contracts; conversion of lease contracts to management contracts; conversion of management contracts to lease contracts and changes in terms of contracts that are retained. The operating results for any historical quarter are not necessarily indicative of results for any future period.

	2010 Quarters Ended				2009 Quarters Ended
	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
	(Unaudited)				(Unaudited)
	($ in thousands)

Parking services revenue:
Lease contracts	$33,116	$34,162	$35,713	$35,673	$34,700	$35,687	$35,576	$34,478
Management contracts	40,075	42,081	43,713	45,462	38,293	37,311	39,266	38,512
Reimbursed management contract revenue	106,055	100,757	101,500	102,836	102,558	97,595	97,480	104,038

Total revenue	179,246	177,000	180,926	183,971	175,551	170,593	172,322	177,028
Cost of parking services:
Lease contracts	31,771	31,217	32,714	32,911	32,949	32,932	32,899	32,117
Management contracts	22,264	22,278	24,357	25,582	20,391	19,938	20,696	23,142
Reimbursed management contract revenue	106,055	100,757	101,500	102,836	102,558	97,595	97,480	104,038

Total cost of parking services	160,090	154,252	158,571	161,329	155,898	150,465	151,075	159,297
Gross profit:
Lease contracts	1,345	2,945	2,999	2,762	1,751	2,755	2,677	2,361
Management contracts	17,811	19,803	19,356	19,880	17,902	17,373	18,570	15,370

Total gross profit	19,156	22,748	22,355	22,642	19,653	20,128	21,247	17,731
General and administrative expenses	11,560	12,218	11,549	12,551	12,761	10,320	11,295	10,331
Depreciation and amortization	1,460	1,570	1,527	1,517	1,487	1,413	1,582	1,346

Operating income	6,136	8,960	9,279	8,574	5,405	8,395	8,370	6,054
Other expense (income):
Interest expense	1,490	1,398	1,286	1,161	1,436	1,528	1,546	1,502
Interest income	(53)	(52)	(56)	(88)	(67)	(95)	(54)	(52)

	1,437	1,346	1,230	1,073	1,369	1,433	1,492	1,450
Income before income taxes	4,699	7,614	8,049	7,501	4,036	6,962	6,878	4,604
Income tax expense	1,847	3,021	3,124	2,763	1,574	2,692	2,654	1,345

Net income	2,852	4,593	4,925	4,738	2,462	4,270	4,224	3,259
Less: Net income (loss) attributable to noncontrolling interest	7	85	89	87	64	42	38	(21)

Net income attributable to Standard Parking Corporation	$2,845	$4,508	$4,836	$4,651	$2,398	$4,228	$4,186	$3,280

Common stock data:
Common stock data:
Net income per share:
Basic	$0.18	$0.29	$0.31	$0.30	$0.15	$0.28	$0.27	$0.21
Diluted	0.18	0.28	0.30	0.29	0.15	0.27	0.27	0.21
Weighted average shares outstanding:
Basic	15,390,514	15,531,726	15,651,586	15,736,906	15,296,282	15,251,310	15,277,601	15,346,452
Diluted	15,804,599	15,877,258	15,993,631	16,096,486	15,628,952	15,696,136	15,696,136	15,755,494

Liquidity and Capital Resources

Outstanding Indebtedness

On December 31, 2010, we had total indebtedness of approximately $97.9 million, a decrease of $15.3 million from December 31, 2009. The $97.9 million includes:

•	$95.2 million under our senior credit facility; and

•	$2.7 million of other debt including capital lease obligations and obligations on seller notes and other indebtedness.

We believe that our cash flow from operations, combined with additional borrowing capacity under our senior credit facility, which amounted to $45.2 million at December 31, 2010, will be sufficient to enable us to pay our indebtedness, or to fund other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before their respective maturities. We believe that we will be able to refinance our indebtedness on commercially reasonable terms.

Senior Credit Facility

On July 15, 2008, we amended and restated our credit facility.

The $210.0 million revolving senior credit facility will expire on June 29, 2013. The revolving senior credit facility includes a letter of credit sub-facility with a sublimit of $50.0 million. The $50.0 million letter of credit sub-facility does not limit the maximum actual borrowings on the revolving senior credit facility.

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

Certain financial covenants limit the Company’s capacity to fully draw on its $210.0 million revolving credit facility. Our senior credit facility includes a fixed charge ratio covenant, a total debt to EBITDA ratio covenant, a limit on our ability to incur additional indebtedness, issue preferred stock or pay dividends, and certain other restrictions on our activities. We are required to repay borrowings under our senior credit facility out of the proceeds of future issuances of debt or equity securities and asset sales, subject to certain customary exceptions. Our senior credit facility is secured by substantially all of our assets and all assets acquired in the future (including a pledge of 100% of the stock of our existing and future domestic guarantor subsidiaries and 65% of the stock of our existing and future foreign subsidiaries).

We are in compliance with all of our financial covenants.

At December 31, 2010, we had $16.8 million of letters of credit outstanding under the senior credit facility, borrowings against the senior credit facility aggregated $95.2 million and we had $45.2 million available under the senior credit facility.

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

On February 22, 2010, we entered into interest rate cap agreements with Wells Fargo Bank N.A. (“Wells Fargo”) and Fifth Third Bank (“Fifth Third”), allowing us to limit our exposure on a portion of our borrowings under our senior credit facility (“Rate Cap Transactions”). Pursuant to two separate letter agreements between the Company and Wells Fargo and Fifth Third, respectively, we will receive payments from Wells Fargo and Fifth Third each quarterly period to the extent that the prevailing three month LIBOR during that period exceeds our cap rate of 3.25%. The Rate Cap Transactions are effective March 31, 2010, and will settle each quarter on a date that is intended to coincide with our quarterly interest payment dates under our senior credit facility. The Rate Cap Transactions cap our LIBOR interest rate on a notional amount of $50.0 million at 3.25% for a total of 39 months and expires on June 28, 2013. These Rate Cap Transactions are classified as a cash flow hedge, and we calculate the effectiveness of the hedge on a quarterly basis. The ineffective portion of the cash flow hedge is recognized in current period earnings as an increase of interest expense. The fair value of the interest rate cap at December 31, 2010 is $0.2 million and is included in prepaid expenses

Stock Repurchases

No share repurchases were made by us in 2010.  As of December 31, 2010, $19.0 million remained available for repurchase under the July 2008 share repurchase authorization by the Board of Directors.

Letters of Credit

At December 31, 2010, we have provided letters of credit totaling $16.5 million to our casualty insurance carriers to collateralize our casualty insurance program.

As of December 31, 2010, we provided $0.3 million in letters of credit to collateralize other obligations.

Deficiency Payments

Pursuant to our obligations with respect to the parking garage operations at Bradley International Airport, we are required to make certain payments for the benefit of the State of Connecticut and for holders of special facility revenue bonds. The deficiency payments represent contingent interest bearing advances to the trustee to cover operating cash flow requirements. The payments, if any, are recorded as a receivable by us for which we are reimbursed from time to time as provided in the trust agreement. As of December 31, 2010, we have a receivable of $12.1 million, comprised of cumulative deficiency payments to the trustee, net of reimbursements. We believe these advances to be fully recoverable and therefore have not recorded a valuation allowance for them. We do not guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.

We made deficiency payments (net of repayments received) of $2.5 million in the year ended December 31, 2010 compared to deficiency payments (net of repayments received) of $3.6 million made in the year ended December 31, 2009. In addition, we received $31 thousand on deficiency repayments from the trustee for premium income in the year ended December 31, 2010 compared to $0 in the year ended December 31, 2009. We did not record or receive any interest on deficiency repayments from the trustee in the years ended December 31, 2010 and December 31, 2009 (see Note Q to our consolidated financial statements).

Capital Leases

We incurred no new capital lease obligations for the years ended December 31, 2010 and 2009.

Lease Commitments

We have minimum lease commitments of $35.1 million for fiscal 2011. The leased properties generate sufficient cash flow to meet the base rent payment.

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

Net Cash Provided by Operating Activities

Our primary sources of funds are cash flows from operating activities and changes in working capital. Net cash provided by operating activities totaled $19.5 million for 2010, compared to $21.8 million for 2009. Cash provided during 2010 included $27.5 million from operations, which was offset by a net decrease in working capital of $8.0 million. The decrease in working capital resulted primarily from (i) an increase in notes and accounts receivable by $9.7 million which primarily related to an increase in business from new locations and our acquisitions; (ii) an increase in other assets by $1.9 million which primarily related to an increase in the cash surrender values related to the non-qualified deferred compensation plan and an increase in event and equipment deposits; (iii) a decrease in accounts payable by $5.1 million which primarily resulted from the timing on payments to our clients and new business that are under management contracts as described under “Daily Cash Collections”; offset by a decrease of $2.7 million in prepaid assets primarily related to timing of payroll taxes paid in 2009 related to 2010 payroll and timing of insurance premium payments; and an increase in other liabilities of $6.0 million primarily related to increases in performance-based compensation, accrued severance and timing related payroll accrual.

Our primary sources of funds are cash flows from operating activities and changes in working capital. Net cash provided by operating activities totaled $21.8 million for 2009, compared to $29.6 million for 2008. Cash provided during 2009 included $27.5 million from operations, which was offset by a net decrease in working capital of $5.7 million. The decrease in working capital resulted primarily from an increase in notes and accounts receivable by $1.9 million which primarily related to an increase in business from new locations and our acquisitions, an increase in other assets by $1.8 million which primarily related to an increase in the cash surrender values related to the non-qualified deferred compensation plan and deposits, an increase in prepaid assets by $2.2 million which primarily related to increases in prepaid insurance and prepaid taxes, an increase in accounts payable by $2.0 million which primarily resulted from the timing on payments to our clients and new business that are under management contracts as described under “Daily Cash Collections”, and a decrease in accrued liabilities by $1.8 million which primarily related to a settlement of a payout accrued for a prior year acquisition.

Net Cash Used in Investing Activities

Net cash used in investing activities totaled $7.7 million in 2010 compared to $7.1 million in 2009. Cash used in investing activities for 2010 included business acquisitions of $3.6 million, capital expenditures of $3.0 million for capital investments needed to secure and/or extend lease facilities, investment in information system enhancements and infrastructure, cost of contract purchases of $0.7 million, capitalized interest of $0.1 million and $0.3 million for contingent payments on previously acquired businesses.

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

Net Cash Used in Financing Activities

Net cash used in financing activities totaled $12.9 million in 2010 compared to $15.0 million in 2009. Cash used in financing activities for 2010 included $0.5 million for earn-out payments, $0.5 million used for payments on capital leases, $14.7 million use for payments on senior credit facility, $0.1 million used for payments on other long-term borrowings, $0.3 million distributed to noncontrolling interest, offset by $1.8 million in proceeds from the exercise of stock options and $1.4 million in excess tax benefits related to stock option exercises.

Net cash used in financing activities totaled $15.0 million in 2009 compared to $16.2 million in 2008. Cash used in financing activities for 2009 included $3.9 million used to repurchase our common stock, $1.0 million used for payments on capital leases, $10.8 million use for payments on senior credit facility, $0.1 million used for payments on other long-term borrowings, $0.1 million distributed to noncontrolling interest, offset by $0.4 million in proceeds from the exercise of stock options and $0.5 million in excess tax benefits related to stock option exercises.

Cash and Cash Equivalents

We had cash and cash equivalents of $7.3 million at December 31, 2010, compared to $8.3 million at December 31, 2009 and $8.3 million at December 31, 2008. The cash balances reflect our ability to utilize funds deposited into our local accounts and which based upon availability, timing of deposits and the subsequent movement of that cash into our corporate accounts may result in significant changes to our cash balances.

Summary Disclosures about Contractual Obligations and Commercial Commitments

The following summarizes certain of our contractual obligations at December 31, 2010 and the effect such obligations are expected to have on our liquidity and cash flow in future periods. The nature of our business is to manage parking facilities. As a result, we do not have significant short-term purchase obligations.

		Payments Due by Period
		Less than			After
	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years
	(In thousands)

Long-term debt(1)	$103,332	$2,875	$99,822	$412	$223
Operating leases(2)	99,660	35,147	47,452	8,611	8,450
Capital leases(3)	1,624	573	1,051	—	—
Other long-term liabilities(4)	33,608	8,931	16,323	2,017	6,337
Letters of credit(5)	16,773	6,477	10,296	—	—

Total(6)	$254,997	$54,003	$174,944	$11,040	$15,010

(1)	Represents principal amounts and interest. See Note H to our consolidated financial statements.

(2)	Represents minimum rental commitments, excluding contingent rent provisions under all non-cancelable leases.

(3)	Represents principal amounts and interest on capital lease obligations. See Note O to our consolidated financial statements.

(4)	Represents deferred compensation, customer deposits, insurance claims, obligation related to acquisitions, sales tax on capital leases and deferred partnership fees.

(5)	Represents amount of currently issued letters of credit at their maturities.

(6)	$95.2 million in long-term debt and $16.8 million of letters of credit are subject to a variable interest rate. The interest rate used to estimate future interest payment subject to variable debt included in our table is 2.6%, which represents the weighted average interest rate on our variable debt in effect as of December 31, 2010.

In addition we made contingent earnout payments of $0.3 million, $0.3 million and $0.3 million for the years ended 2010, 2009 and 2008, respectively. We made deficiency payments related to Bradley of $2.5 million, $3.6 million and $2.2 million for the years ended 2010, 2009 and 2008, respectively. No amounts have been included on the above schedule related to those payments for future periods as the amounts, if any, are not presently determinable.

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

Impairment of Long-Lived Assets and Goodwill

As of December 31, 2010, our net long-lived assets were comprised primarily of $16.8 million of property, equipment and leasehold improvements and $15.6 million of contract and lease rights. In accounting for our long-lived assets, other than goodwill, we apply the provisions of the guidance related to accounting for the impairment of long-lived assets and long-lived assets to be disposed of. We account for goodwill and other intangible assets under the provisions of the guidance related to goodwill and other intangible assets. As of December 31, 2010, we had $132.2 million of goodwill.

The determination and measurement of an impairment loss under these accounting standards require the significant use of judgment and estimates. The determination of fair value of these assets utilizes cash flow projections that assume certain future revenue and cost levels, assumed discount rates based upon current market conditions and other valuation factors, all of which involve the use of significant judgment and estimation. For the years ended December 31, 2010 and 2009 we were not required to record any impairment charges related to long-lived assets or to goodwill. Future events may indicate differences from our judgments and estimates which could, in turn, result in impairment charges in the future. Future events that may result in impairment charges include increases in interest rates, which would impact discount rates, unfavorable economic conditions or other factors which could decrease revenues and profitability of existing locations and changes in the cost structure of existing facilities. Factors that could potentially have an unfavorable economic effect on our judgments and estimates include, among others: changes imposed by governmental and regulatory agencies, such as property condemnations and assessment of parking-related taxes; construction or other events that could change traffic patterns; and terrorism or other catastrophic events.

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

Income Taxes

We use the asset and liability method to account for income taxes, in accordance with the guidance related to accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We have certain federal net operating loss carry forwards which expire between 2022 and 2024. Our ability to fully utilize these net operating losses to offset taxable income is limited due to the change in ownership resulting from the initial public offering of our stock in 2004 (Internal Revenue Code Section 382). We consider a number of factors in our assessment of the recoverability of our net operating loss carryforwards including their expiration dates, the limitations imposed due to the change in ownership as well as future projections of income. Future changes in our operating performance along with these considerations may significantly impact the amount of net operating losses ultimately recovered, and our assessment of their recoverability.

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

On February 22, 2010, we entered into interest rate cap agreements with Wells Fargo Bank N.A. (“Wells Fargo”) and Fifth Third Bank (“Fifth Third”), allowing us to limit our exposure on a portion of our borrowings under our senior credit facility (“Rate Cap Transactions”). Pursuant to two separate letter agreements between the Company and Wells Fargo and Fifth Third, respectively, we will receive payments from Wells Fargo and Fifth Third each quarterly period to the extent that the prevailing three month LIBOR during that period exceeds our cap rate of 3.25%. The Rate Cap Transactions are effective March 31, 2010, and will settle each quarter on a date that is intended to coincide with our quarterly interest payment dates under our senior credit facility. The Rate Cap Transactions cap our LIBOR interest rate on a notional amount of $50.0 million at 3.25% for a total of 39 months and expires on June 28, 2013. These Rate Cap Transactions are classified as a cash flow hedge, and we calculate the effectiveness of the hedge on a quarterly basis. The ineffective portion of the cash flow hedge is recognized in current period earnings as an increase of interest expense. The fair value of the interest rate cap at December 31, 2010 is $0.2 million and is included in prepaid expenses.

Our $210.0 million senior credit facility provides for a $210.0 million variable rate revolving facility. In addition, the credit facility includes a letter of credit sub-facility with a sublimit of $50.0 million and swing line sub-facility with a sublimit of $10.0 million. Interest expense on such borrowing is sensitive to changes in the market rate of interest. If we were to borrow the entire $220.0 million available under the facility, a 1% increase in the average market rate would result in an increase in our annual interest expense of $0.2 million.

This amount is determined by considering the impact of the hypothetical interest rates on our borrowing cost, but does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Due to the uncertainty of the specific changes and their possible effects, the foregoing sensitivity analysis assumes no changes in our financial structure.

Foreign Currency Risk

Our exposure to foreign exchange risk is minimal. All foreign investments are denominated in U.S. dollars, with the exception of Canada. We had approximately $0.7 million of Canadian dollar denominated cash instruments at December 31, 2010. We had no Canadian dollar denominated debt instruments at December 31, 2010. We do not hold any hedging instruments related to foreign currency transactions. We monitor foreign currency positions and may enter into certain hedging instruments in the future should we determine that exposure to foreign exchange risk has increased.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of our management, including our chief executive officer, chief financial officer and corporate controller, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework, issued by the Committee on Sponsoring Organization of the Treadway Commission (“COSO Framework”). Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, an independent registered certified public accounting firm, as stated in their attestation report, which is included herein.

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

Executive Officers of the Registrant

The table below sets forth certain information as of March 4, 2011 regarding our executive officers of the Company, each of whom is elected by and serves at the pleasure of the Board of Directors. The business experience shown for each officer has been his principal occupation for at least the past five years.

Name	Age	Position

James A. Wilhelm	57	President; Chief Executive Officer; Director
G. Marc Baumann	55	Executive Vice President; Chief Financial Officer; Treasurer
Thomas L. Hagerman	50	Executive Vice President; Chief Operating Officer
Gerard M. Klaisle	57	Executive Vice President; Chief Human Resource Officer
John Ricchiuto	54	Executive Vice President of Operations
Robert N. Sacks	58	Executive Vice President; General Counsel and Secretary
Edward E. Simmons	61	Executive Vice President of Operations
Steven A. Warshauer	56	Executive Vice President of Operations
Michael K. Wolf	61	Executive Vice President; Chief Administrative Officer; Associate General Counsel

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

John Ricchiuto has served as our executive vice president of operations since December 2002. Mr. Ricchiuto joined a predecessor of Standard Parking in 1980 as a management trainee. He served as vice president of Airport Properties Central from 1993 until 1994, and as senior vice president of Airport Properties Central and Eastern United States from 1994 until 2002. Mr. Ricchiuto received his B.S. degree from Bowling Green University in 1979.

Robert N. Sacks has served as our executive vice president of general counsel and secretary since March 1998. Mr. Sacks joined a predecessor of Standard Parking in 1988, and served as general counsel and secretary since 1988, as vice president, secretary, and general counsel from 1989, and as senior vice president, secretary and general counsel from 1997 to March 1998. Mr. Sacks received his B.A. degree, cum laude, from Northwestern University in 1976 and, in 1979, received his J.D. degree from Suffolk University where he was a member of the Suffolk University Law Review.

Edward E. Simmons has served as our executive vice president of operations since August 1999 and as senior vice president of operations from May 1998 to July 1999. Mr. Simmons has served as president of S.P. Plus Security Services, our affiliate, since 2006. Prior to joining our Company, Mr. Simmons was president, chief executive officer and co-founder of Executive Parking, Inc. Mr. Simmons is currently a member of the International Parking Institute. Mr. Simmons is a past executive board member of the Parking Association of California.

Steven A. Warshauer has served as our executive vice president of operations since March 1998. Mr. Warshauer joined a predecessor of Standard Parking in 1982, initially serving as vice president, then becoming senior vice president. Mr. Warshauer received his B.S. Degree from the University of Northern Colorado in 1976 with a major in Accounting.

Michael K. Wolf has served as our executive vice president, chief administrative officer and associate general counsel since March 1998. Mr. Wolf served as senior vice president and general counsel of a predecessor of Standard Parking from 1990 to January 1998. Mr. Wolf received his B.A. degree in 1971 from the University of Pennsylvania and in 1974 received his J.D. degree from Washington University, where he served as an editor of the Washington University Law Quarterly and was elected to the Order of the Coif.

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

Exhibit Listing

Exhibit
Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of the Company filed on June 2, 2004 (incorporated by reference to exhibit 3.1 of the Company’s Annual Report on Form 10-K filed on March 13, 2009).
3.1.1	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company effective as of January 7, 2008 (incorporated by reference to exhibit 3.1.1 of the Company’s Annual Report on Form 10-K filed on March 13, 2009).
3.1.2	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company effective as of April 29, 2010 (incorporated by reference to exhibit 3.1.3 of the Company’s Quarterly Report on Form 10-Q filed on August 6, 2010).
3.1.3	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company effective as of May 6, 2010 (incorporated by reference to exhibit 3.1.4 of the Company’s Quarterly Report on Form 10-Q filed on August 6, 2010).
3.2	Fourth Amended and Restated Bylaws of the Company dated January 1, 2010 (incorporated by reference to exhibit 3.1 of the Company’s Current Report on Form 8-K filed on January 27, 2010).
4.1	Specimen common stock certificate (incorporated by reference to exhibit 4.1 of Amendment No. 2 to the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on May 18, 2004).
10.1	Amended and Restated Credit Agreement dated July 15, 2008 among the Company, various financial institutions, Bank of America, N.A., and Wells Fargo, N.A. (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K field on July 18, 2008).
10.2	Rate Cap Transaction Letter Agreement dated March 1, 2010 betweeen the Company and Wells Fargo (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 8, 2010).
10.3	Rate Cap Transaction Letter Agreement dated March 1, 2010 between the Company and Fifth Third (incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K filed on March 8, 2010.
10.4+	Employment Agreement dated as of March 30, 1998 between the Company and Myron C. Warshauer (incorporated by reference to exhibit 10.6 of the Company’s Registration Statement on Form S-4, File No. 333-50437, filed on April 17, 1998).
10.4.1+	First Amendment to Employment Agreement dated July 7, 2003 between the Company and Myron C. Warshauer (incorporated by reference to exhibit 10.4.1 of the Company’s Annual Report on Form 10-K filed for December 31, 2004).
10.4.2+	Amendment to Employment Agreement dated as of May 10, 2004 between the Company and Myron C. Warshauer (incorporated by reference to exhibit 10.4.2 of the Company’s Annual Report on Form 10-K filed for December 31, 2004).
10.5+	Employment Agreement dated as of March 26, 1998 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.12 of the Company’s Registration Statement on Form S-4, File No. 333-50437, filed on April 17, 1998).
10.5.1+	Amendment to Employment Agreement dated as of June 19, 2000 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.5.1 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).
10.5.2+	Second Amendment to Employment Agreement dated as of December 6, 2000, between the Company and Michael K. Wolf, (incorporated by reference to exhibit 10.22 to the Company’s Annual Report on Form 10-K filed for December 31, 2000).
10.5.3+	Third Amendment to Employment Agreement dated April 1, 2002 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.19.3 to the Company’s Annual Report on Form 10-K filed for December 31, 2002).
10.5.4+	Fourth Amendment to Employment Agreement dated December 31, 2003 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.5.4 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).

Exhibit
Number	Description

10.5.5+	Fifth Amendment to Employment Agreement dated December 18, 2008 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.5.5 of the Company’s Annual Report on Form 10-K filed on March 13, 2009).
10.5.6+	Sixth Amendment to Employment Agreement dated January 28, 2009 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.3 of the Company’s Current Report on Form 8-K filed on February 3, 2009).
10.6+	Amended and Restated Executive Employment Agreement dated as of January 28, 2009 between Company and James A. Wilhelm (incorporated by reference to exhibit 10.3 of the Company’s Current Report of Form 8-K filed on February 3, 2009).
10.7	Employment Agreement dated May 18, 1998 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.24 of the Company’s Annual Report on Form 10-K filed for December 31, 2001).
10.7.1+	First Amendment to Employment Agreement dated as of November 7, 2001 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.25 of the Company’s Annual Report on Form 10-K filed for December 31, 2001).
10.7.2+	Second Amendment to Employment Agreement dated as of August 1, 2003 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.7.2 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).
10.7.3+	Third Amendment to Employment Agreement dated as of April 1, 2005 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.7.3 of the Company’s Annual Report on Form 10-K filed on March 13, 2009).
10.7.4+	Fourth Amendment to Employment Agreement dated as of December 29, 2008 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.7.4 of the Company’s Annual Report on Form 10-K filed on March 13, 2009).
10.7.5+	Fifth Amendment to Employment Agreement dated as of January 28, 2009 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.7.5 of the Company’s Annual Report on Form 10-K filed on March 13, 2009).
10.8+	Amended and Restated Executive Employment Agreement dated as of December 1, 2002 between the Company and John Ricchiuto (incorporated by reference to exhibit 10.22.2 of the Company’s Annual Report on Form 10-K filed for December 31, 2002).
10.8.1+	First Amendment to Amended and Restated Executive Employment Agreement dated as of April 11, 2005, between the Company and John Ricchiuto (incorporated by reference to exhibit 10.3 of the Company’s Current Report on Form 8-K filed on March 7, 2005).
10.9+	Amended and Restated Employment Agreement dated March 1, 2005, between the Company and Steven A. Warshauer (incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 7, 2005).
10.10+	Amended and Restated Executive Employment Agreement dated as of May 18, 2006 between the Company and Edward E. Simmons (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 24, 2006).
10.11+	Amended and Restated Employment Agreement between the Company and G. Marc Baumann dated as of October 1, 2001 (incorporated by reference to exhibit 10.27 to the Company’s Annual Report on Form 10-K filed for December 31, 2001).
10.11.1+	First Amendment to Amended and Restated Employment Agreement between the Company and G. Marc Baumann dated as of December 29, 2008 (incorporated by reference to exhibit 10.11.1 of the Company’s Annual Report on Form 10-K filed on March 13, 2009).
10.11.2+	Second Amendment to Amended and Restated Employment Agreement between the Company and G. Marc Baumann dated as of January 28, 2009 (incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 3, 2009).
10.12+	Amended and Restated Executive Employment Agreement dated as of March 1, 2005, between the Company and Thomas L. Hagerman (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 7, 2005).

Exhibit
Number	Description

10.12.1+	First Amendment to Amended and Restated Executive Employment Agreement dated October 1, 2007 between the Company and Thomas Hagerman (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed for September 30, 2007).
10.13+	Executive Employment Agreement dated March 15, 2005 between the Company and Gerard M. Klaisle.
10.13.1+	First Amendment to Amended and Restated Executive Employment Agreement dated December 29, 2008 between the Company and Gerard M. Klaisle.
10.14+	Long-Term Incentive Plan dated as of May 1, 2004 (incorporated by reference to exhibit 10.12 of Amendment No. 1 to the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on May 10, 2004).
10.14.1+	Long-Term Incentive Plan Amendment effective as of April 22, 2008 (incorporated by reference to Appendix B of the Company’s 2008 Proxy on Form DEF 14A, filed on April 1, 2008).
10.15+	Form of Amended and Restated Stock Option Award Agreement between the Company and an optionee (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 21, 2005).
10.15.1+	Form of First Amendment to the Amended and Restated Stock Option Award Agreement between the Company and an optionee (incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 21, 2005).
10.16	Consulting Agreement dated as of October 16, 2001 between the Company and Shoreline Enterprises, LLC (incorporated by reference to exhibit 10.36 of the Company’s Annual Report on Form 10-K filed for December 31, 2001).
10.16.1	Amendment to Consulting Agreement dated as of May 10, 2004 between the Company and Shoreline Enterprises, LLC (incorporated by reference to exhibit 10.14.1 of the Company’s Annual Report on Form 10-K filed for December 31, 2004).
10.17	Agreement of Lease dated as of June 4, 1998 between the Company and LaSalle National Bank, as successor trustee to LaSalle National Trust, N.A. as successor trustee to LaSalle National Bank. (incorporated by reference to exhibit 10.21 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).
10.17.1	First Amendment to Agreement of Lease dated as of May 1, 1999 between the Company and LaSalle National Bank, as successor trustee to LaSalle National Trust, N.A. as successor trustee to LaSalle National Bank (incorporated by reference to exhibit 10.21.1 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).
10.17.2	Second Amendment to Agreement of Lease dated as of July 27, 2000 between the Company and LaSalle National Bank, as successor trustee to LaSalle National Trust, N.A. as successor trustee to LaSalle National Bank (incorporated by reference to exhibit 10.21.2 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).
10.17.3	Third Amendment to Agreement of Lease dated as of September 11, 2003 between the Company and LaSalle National Bank, as successor trustee to LaSalle National Trust, N.A. as successor trustee to LaSalle National Bank (incorporated by reference to exhibit 10.21.3 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).
10.18	Form of Property Management Agreement (incorporated by reference to exhibit 10.30 of the Company’s Annual Report on Form 10-K filed on March 10, 2006).
10.19	Form of Standard Parking Corporation Restricted Stock Unit Agreement dated as of July 1, 2008 (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 2, 2008).
10.19.1	First Amendment to Form of Standard Parking Corporation Restricted Stock Unit Agreement (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K as filed on August 6, 2009).
10.20	Guaranty Agreement of APCOA/Standard Parking, Inc. dated as of March 2000 to and for the benefit of the State of Connecticut, Department of Transportation (incorporated by reference to exhibit 10.27 of the Company’s Annual Report on Form 10-K filed on March 13, 2009).

Exhibit
Number	Description

10.21	Construction, Financing and Operating Special Facility Lease Agreement dated as of March 2000 between the State of Connecticut Department of Transportation and APCOA Bradley Parking Company, LLC (incorporated by reference to exhibit 10.28 of the Company’s Annual Report on Form 10-K filed on March 13, 2009).
10.22	Trust Indenture dated March 1, 2000 between State of Connecticut and First Union National Bank as Trustee (incorporated by reference to exhibit 10.29 of the Company’s Annual Report on Form 10-K filed on March 13, 2009).
14.1	Code of Ethics (incorporated by reference to exhibit 14.1 of the Company’s Annual Report on Form 10-K for December 31, 2002).
21*	Subsidiaries of the Company.
23*	Consent of Independent Registered Public Accounting Firm dated as of March 11, 2011.
31.1*	Section 302 Certification dated March 11, 2011 for James A. Wilhelm, Director, President and Chief Executive Officer (Principal Executive Officer).
31.2*	Section 302 Certification dated March 11, 2011 for G. Marc Baumann, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer).
31.3*	Section 302 Certification dated March 11, 2011 for Daniel R. Meyer, Senior Vice President Corporate Controller and Assistant Treasurer (Principal Accounting Officer and Duly Authorized Officer).
32*	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 11, 2011.

*	Filed herewith.

+	Management contract or compensation plan, contract or agreement.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Standard Parking Corporation

We have audited the accompanying consolidated balance sheets of Standard Parking Corporation (Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Standard Parking Corporation at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Standard Parking Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2011, expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Chicago, Illinois
March 11, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Standard Parking Corporation

We have audited Standard Parking Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Standard Parking Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Form 10-K. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Standard Parking Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Standard Parking Corporation as of December 31, 2010, and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010, and our report dated March 11, 2011 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Chicago, Illinois
March 11, 2011

STANDARD PARKING CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands, except for share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$7,305	$8,256
Notes and accounts receivable, net	52,167	44,490
Prepaid expenses and supplies	2,312	5,401
Deferred taxes	2,314	3,457

Total current assets	64,098	61,604
Leasehold improvements, equipment and construction in progress, net	16,839	17,445
Other assets:
Advances and deposits	5,172	4,904
Long-term receivables, net	12,789	10,325
Intangible and other assets, net	8,910	8,545
Cost of contracts, net	15,628	11,818
Goodwill	132,196	128,113

	174,695	163,705

Total assets	$255,632	$242,754

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,984	$48,502
Accrued rent	4,044	3,905
Compensation and payroll withholdings	10,774	5,710
Property, payroll and other taxes	3,025	3,038
Accrued insurance	7,012	7,185
Accrued expenses	15,127	13,325
Current portion of obligations under senior credit facility and other	136	128
Current portion of capital lease obligations	537	534

Total current liabilities	84,639	82,327
Deferred taxes	9,637	8,151
Long-term borrowings, excluding current portion:
Obligations under senior credit facility	95,200	109,850
Capital lease obligations	988	1,522
Other	1,041	1,177

	97,229	112,549
Other long-term liabilities	27,324	25,050
Stockholders’ equity:
Preferred Stock, par value $0.01 per share; 5,000,000 and 10,000 shares authorized as of December 31, 2010 and 2009, respectively; no shares issued	—	—
Common stock, par value $.001 per share; 50,000,000 and 21,300,000 shares authorized as of December 31, 2010, and 2009, respectively; 15,775,645 and 15,385,428 shares issued and outstanding as of December 31, 2010, and 2009, respectively	16	15
Additional paid-in capital	97,291	91,793
Accumulated other comprehensive income	103	313
Accumulated deficit	(60,532)	(77,372)

Total Standard Parking Corporation Stockholder’s equity	36,878	14,749
Noncontrolling interest	(75)	(72)

Total equity	36,803	14,677

Total liabilities and stockholders’ equity	$255,632	$242,754

See Notes to Consolidated Financial Statements.

STANDARD PARKING CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2010	2009	2008
	(In thousands, except for share and per share data)

Parking services revenue:
Lease contracts	$138,664	$140,441	$154,311
Management contracts	171,331	153,382	145,828
Reimbursed management contract revenue	411,148	401,671	400,621

Total revenue	721,143	695,494	700,760
Costs and expenses:
Cost of parking services:
Lease contracts	128,613	130,897	140,058
Management contracts	94,481	84,167	69,285
Reimbursed management contract expense	411,148	401,671	400,621

Total cost of parking services	634,242	616,735	609,964
Gross profit:
Lease contracts	10,051	9,544	14,253
Management contracts	76,850	69,215	76,543

Total gross profit	86,901	78,759	90,796
General and administrative expenses(1)	47,878	44,707	47,619
Depreciation and amortization	6,074	5,828	6,059

Total costs and expenses	688,194	667,270	663,642
Operating income	32,949	28,224	37,118
Other expenses (income):
Interest expense	5,335	6,012	6,476
Interest income	(249)	(268)	(173)

	5,086	5,744	6,303
Income before income taxes	27,863	22,480	30,815
Income tax expense	10,755	8,265	11,622

Net income	17,108	14,215	19,193
Less: Net income attributable to noncontrolling interest	268	123	148

Net income attributable to Standard Parking Corporation	$16,840	$14,092	$19,045

Common stock data:
Net income per share:
Basic	$1.08	$0.92	$1.10
Diluted	$1.06	$0.90	$1.07
Weighted average shares outstanding:
Basic	15,579,352	15,292,412	17,325,235
Diluted	15,944,662	15,683,525	17,731,473

(1)	Non-cash stock based compensation expense of $2,310, $2,292 and $1,509 for the years ended December 31, 2010, 2009 and 2008, respectively, is included in general and administrative expenses.

See Notes to Consolidated Financial Statements.

STANDARD PARKING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
	Common Stock(1)		Additional	Other	Treasury Stock
	Number of	Per Share	Paid-In	Comprehensive	Number of		Accumulated	Noncontrolling
	Shares	Par Value	Capital	Income (Loss)	Shares	Amount	Deficit	Interest	Total
	(In thousands, except for share and per share data)

Balance (deficit) at December 31, 2007	18,371,308	$18	$150,520	$482	48,474	$(1,172)	$(110,509)	$19	$39,358
Net income							19,045	148	19,193
Foreign currency translation adjustments				(490)					(490)
Revaluation of interest rate cap				93					93

Comprehensive income									18,796
Repurchase and retirement of common stock	(2,429,993)	(2)	(50,033)		(48,474)		1,172		(48,863)
Repurchase of common stock					627,423		(11,161)		(11,161)
Proceeds from exercise of stock options	152,182	—	722						722
Issuance of stock grants	17,284	—	355						355
Stock-based compensation related to long-term incentive plan			107						107
Non-cash stock-based compensation related to restricted stock units			991						991
Non-cash stock-based compensation expense			1						1
Tax benefit from exercise of stock options			878						878
Distribution to noncontrolling interest								(226)	(226)

Balance (deficit) at December 31, 2008	16,110,781	$16	$103,541	$85	627,423	$(11,161)	$(91,464)	$(59)	958
Net income							14,092	123	14,215
Foreign currency translation adjustments				228					228

Comprehensive income									14,443
Repurchase and retirement of common stock	(843,540)	(1)	(15,045)		(627,423)		11,161		(3,885)
Proceeds from exercise of stock options	105,896	—	415						415
Issuance of stock grants	12,291	—	220						220
Stock-based compensation related to long-term incentive plan			51						51
Non-cash stock-based compensation related to restricted stock units			2,046						2,046
Non-cash stock-based compensation expense			30						30
Tax benefit from exercise of stock options			535						535
Distribution to noncontrolliing interest								(136)	(136)

Balance (deficit) at December 31, 2009	15,385,428	$15	$91,793	$313	—	$—	$(77,372)	$(72)	$14,677
Net income							16,840	268	17,108
Foreign currency translation adjustments				169					169
Revaluation of interest rate cap				(379)					(379)

Comprehensive income									31,575
Proceeds from exercise of stock options	385,027	1	1,772						1,773
Issuance of stock grants	14,396		245						245
Retirement of common stock	(9,206)	—	—						—
Non-cash stock-based compensation related to restricted stock units			2,065						2,065
Tax benefit from exercise of stock options			1,416						1,416
Distribution to noncontrolling interest								(271)	(271)

Balance (deficit) at December 31, 2010	15,775,645	$16	$97,291	$103	—	$—	$(60,532)	$(75)	$36,803

See Notes to Consolidated Financial Statements.

STANDARD PARKING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except for share and per share data)

Operating activities
Net income	$17,108	$14,215	$19,193
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	6,018	5,460	5,475
Loss on sale of assets	115	332	525
Amortization of debt issuance costs	638	640	449
Non-cash stock-based compensation	2,310	2,292	1,509
Write off of debt issuance costs	—	—	13
Provision for losses on accounts receivable	100	376	513
Excess tax benefit related to stock option exercises	(1,446)	(535)	(878)
Deferred income taxes	2,629	4,642	7,644
Changes in operating assets and liabilities:
Notes and accounts receivable	(9,672)	(1,860)	(4,831)
Prepaid assets	2,710	(2,244)	386
Other assets	(1,887)	(1,798)	(3,020)
Accounts payable	(5,098)	2,028	3,505
Accrued liabilities	6,009	(1,787)	(928)

Net cash provided by operating activities	19,534	21,761	29,555
Investing activities
Purchase of leasehold improvements and equipment	(2,985)	(3,486)	(6,303)
Proceeds from the sale of assets	5	58	264
Acquisitions	(3,597)	(2,450)	(6,318)
Cost of contracts purchased	(678)	(934)	(566)
Capital interest	(139)	—	—
Contingent purchase payments	(340)	(268)	(64)

Net cash used in investing activities	(7,734)	(7,080)	(12,987)
Financing activities
Proceeds from exercise of stock options	1,773	415	722
Repurchase of common stock	—	(3,885)	(60,024)
Earn-out payments	(529)	—	—
(Payments on) proceeds from senior credit facility	(14,650)	(10,750)	46,450
Payments on long-term borrowings	(128)	(120)	(139)
Distribution to noncontrolling interest	(271)	(136)	(226)
Payments of debt issuance costs	(30)	(30)	(2,352)
Payments on capital leases	(531)	(983)	(1,550)
Tax benefit related to stock option exercise	1,446	535	878

Net cash used in financing activities	(12,920)	(14,954)	(16,241)
Effect of exchange rate changes on cash and cash equivalents	169	228	(492)

(Decrease) in cash and cash equivalents	(951)	(45)	(165)
Cash and cash equivalents at beginning of year	8,256	8,301	8,466

Cash and cash equivalents at end of year	$7,305	$8,256	$8,301

Cash paid for:
Interest	$5,097	$5,951	$8,686
Income taxes	7,270	2,938	2,564

See Notes to Consolidated Financial Statements.

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008
(In thousands except share and per share data)

Note A.	Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and variable interest entities in which the Company is the primary beneficiary. Noncontrolling interest recorded in the consolidated statement of income is the interest in consolidated VIEs not controlled by the Company. We have interests in twelve joint ventures and one limited liability company. The twelve joint ventures each operate between one and thirty-three parking facilities. The limited liability company was formed to collect and distribute parking facility data for a fee. Of the thirteen variable interest entities, seven are consolidated into our financial statements, and six are single purpose entities where the Company is not the primary beneficiary and therefore has a noncontrolling interest as power is shared. Investments in variable interest entities where the Company is not the primary beneficiary are accounted for under the equity method. All significant intercompany profits, transactions and balances have been eliminated in consolidation.

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

Advertising Costs

Advertising costs are expensed as incurred and are included in general and administrative expenses. Advertising expenses aggregated $308, $212 and $195 for 2010, 2009 and 2008, respectively.

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

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allowance for Doubtful Accounts

Accounts receivable, net of the allowance for doubtful accounts, represents our estimate of the amount that ultimately will be realized in cash. Management reviews the adequacy of its allowance for doubtful accounts on an ongoing basis, using historical collection trends, aging of receivables, and a review of specific accounts, and makes adjustments in the allowance as necessary. Changes in economic conditions or other circumstances could have an impact on the collection of existing receivable balances or future allowance considerations. As of December 31, 2010 and 2009, the Company’s allowance for doubtful accounts was $2,805 and $3,002, respectively.

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

Cost of Contracts

Cost of parking contracts are amortized on a straight-line basis over the weighted average contract life which is 9.5 years for the year ending December 31, 2010, 9.4 years for the year ending December 31, 2009 and 10.0 years for the year ending December 31, 2008. Amortization expense was $1,907, $1,762 and $1,344 in 2010, 2009 and 2008, respectively.

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

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Debt Issuance Costs

The costs of obtaining financing are capitalized and amortized as interest expense over the term of the respective financing using the interest rate method. Debt issuance costs of $1,558 and $2,165 at December 31, 2010 and 2009, respectively, are included in intangibles and other assets in the consolidated balance sheets and are reflected net of accumulated amortization. Amortization expense was $638, $640 and $449 at December 31, 2010, 2009 and 2008, respectively.

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

In 2006 we entered into an interest rate cap transaction with Bank of America, which allowed us to limit our exposure on a portion of our borrowings under our senior credit facility. Under the rate cap transaction, we received payments from Bank of America each quarterly period to the extent that the prevailing three month LIBOR during that period exceeded our cap rate of 5.75%. The rate cap transaction capped our LIBOR interest rate on a notional amount of $50,000 million at 5.75% for a total of 36 months. The rate cap transaction began as of August 4, 2006 and was settled each quarter on a date that coincided with our quarterly interest payment dates under our senior credit facility. This rate cap transaction was classified as a cash flow hedge, and we calculated the effectiveness of the hedge on a quarterly basis. The ineffective portion of the cash flow hedge was recognized in current period earnings as an increase of interest expense.

Total changes in the fair value of the rate cap transaction for the twelve months ended December 31, 2009 were immaterial. The rate cap transaction expired on August 4, 2009.

On February 22, 2010, we entered into interest rate cap agreements with Wells Fargo Bank N.A. (“Wells Fargo”) and Fifth Third Bank (“Fifth Third”), allowing us to limit our exposure on a portion of our borrowings under our senior credit facility (“Rate Cap Transactions”). Pursuant to two separate letter agreements between the Company and Wells Fargo and Fifth Third, respectively, we will receive payments

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from Wells Fargo and Fifth Third each quarterly period to the extent that the prevailing three month LIBOR during that period exceeds our cap rate of 3.25%. The Rate Cap Transactions are effective March 31, 2010, and will settle each quarter on a date that is intended to coincide with our quarterly interest payment dates under our senior credit facility. The Rate Cap Transactions cap our LIBOR interest rate on a notional amount of $50,000 at 3.25% for a total of 39 months. These Rate Cap Transactions are classified as a cash flow hedge, and we calculate the effectiveness of the hedge on a quarterly basis. The ineffective portion of the cash flow hedge is recognized in current period earnings as an increase of interest expense. The fair value of the interest rate cap at December 31, 2010 is $174 and is included in prepaid expenses.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Insurance Reserves

The Company purchases comprehensive casualty insurance covering certain claims that arise in connection with our operations. In addition, the Company purchases umbrella/excess liability coverage. The Company’s various liability insurance policies have deductibles of up to $250 that must be met before the insurance companies are required to reimburse the Company for costs incurred relating to covered claims. As a result, the Company is, in effect, self-insured for all claims up to the deductible levels. The Company applies the provisions as defined in the guidance related to accounting for contingencies, in determining the timing and amount of expense recognition associated with claims against the Company. The expense recognition is based upon the Company’s determination of an unfavorable outcome of a claim being deemed as probable and capable of being reasonably estimated, as defined in the guidance related to accounting for contingencies. This determination requires the use of judgment in both the estimation of probability and the amount to be recognized as an expense. The Company utilizes historical claims experience along with regular input from third party insurance advisors in determining the required level of insurance reserves. Future information regarding historical loss experience may require changes to the level of insurance reserves and could result in increased expense recognition in the future.

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

Recent Accounting Pronouncements

Accounting Standards Not Yet Adopted

In December 2010, the Financial Accounting Standards Board (“FASB”) issued updated accounting guidance related to the disclosure of supplementary pro forma information for business combinations to specify that if a company presents comparative financial statements, it should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current period, occurred at the beginning of the comparable prior annual reporting period. This guidance is effective prospectively for business combinations for which the acquisition date in, on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company does not expect the provisions of this update to have a material effect on its consolidated financial statements.

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2010, the FASB issued updated accounting guidance to modify Step 1 of the goodwill impairment test; requiring companies with reporting units with zero or negative carrying amounts to perform Step 2 of the goodwill impairment analysis if it is more likely than not that a goodwill impairment exists. This guidance is effective for fiscal years beginning after December 15, 2010. Early adoption is not permitted. This guidance is not expected to impact the Company.

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

Note C.	Net Income Per Common Share

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

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the weighted average basic shares outstanding to the weighted average diluted shares outstanding is as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands except for share and per share data)

Net income attributable to Standard Parking Corporation	$16,840	$14,092	$19,045

Weighted average basic shares outstanding	15,579,352	15,292,412	17,325,235
Effect of dilutive stock options and restricted stock units	365,310	391,113	406,238

Weighted average diluted shares outstanding	15,944,662	15,683,525	17,731,473

Net income per share:
Basic	$1.08	$0.92	$1.10
Diluted	$1.06	$0.90	$1.07

There were no anti-dilutive options excluded in the computation of diluted earning per share for the year ended December 31, 2010. There were 19,068 anti-dilutive options excluded in the computation of diluted earnings per share for the year ended December 31, 2009 because the options’ exercise prices were greater than the average market price of the common stock. There were no anti-dilutive options for the year ended December 31, 2008.

For the years ended December 31, 2009 and 2008, 9,205 and 18,777 shares, respectively, of performance based restricted stock were not included in the computation of weighted average diluted common share amounts because the number of shares ultimately issuable is contingent on the Company’s performance goals, which were not achieved as of those dates. The plan was completed as of December 31, 2009, and during the second quarter of 2010, all non-awarded shares were returned to the pool of generally available shares available for future use under the Long-Term Incentive Plan.

There are no additional securities that could dilute basic EPS in the future that were not included in the computation of diluted EPS, other than those disclosed.

Note D.	Leasehold Improvements, Equipment and Construction in Progress, net

A summary of leasehold improvements, equipment, and construction in progress and related accumulated depreciation and amortization is as follows:

		December 31
	Ranges of Estimated Useful Life	2010	2009

Equipment	2-10 years	$30,982	$28,838
Leasehold improvements	Shorter of lease term or economic	9,642	9,708
Construction in progress	life up to 10 years	6,025	7,543

		46,649	46,089
Less accumulated depreciation and amortization		(29,810)	(28,644)

Leasehold improvements, equipment and construction in progress, net		$16,839	$17,445

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation expense was $3,722, $3,832 and $4,403 in 2010, 2009 and 2008, respectively. Depreciation includes losses on abandonments of leasehold improvements and equipment of $53, $369 and $584 in 2010, 2009 and 2008, respectively.

Note E.	Cost of Contracts, net

Cost of contracts represents the contractual rights associated with providing parking services at a managed or leased facility. Cost consists of either capitalized payments made to third parties or the value ascribed to contracts acquired through acquisition. Cost of contracts are amortized over the estimated life of the contracts, including anticipated renewals and terminations.

The balance of cost of contracts is comprised of the following:

	December 31,
	2010	2009

Cost of contracts	$23,273	$17,824
Accumulated amortization	(7,645)	(6,006)

Cost of contracts, net	$15,628	$11,818

The expected future amortization of cost of contracts is as follows:

Cost of Contract

2011	$2,160
2012	2,123
2013	2,044
2014	1,911
2015	1,740
2016 and Thereafter	5,650

Total	$15,628

Amortization expense related to cost of contracts was $1,907, $1,762 and $1,344 for the years ended December 31, 2010, 2009 and 2008 respectively. Amortization includes losses on cost of contracts of $62, $0, and $0 in 2010, 2009 and 2008, respectively. The weighted average useful life is 9.5 years for 2010, 9.4 years for 2009 and 10.0 years for 2008.

Note F.	Acquisitions

2010 Acquisitions

On December 8, 2010, the Company acquired Expert Parking, Inc. and Expert Parking Management, Inc. in a stock purchase transaction for a purchase price in the amount of $5,977, of which $3,597 was paid in cash, net of cash acquired, and $2,380 of estimated earn-out payments to be paid over five years, which are contingent upon achieving certain financial performance targets. Expert Parking, based in Philadelphia, Pennsylvania, operates and manages garages in Pennyslvania and New Jersey.

The net cash paid at the time of the acquisition of $3,597 consisted of accounts receivable of $569, intangible assets with finite lives of $3,150 and goodwill of $3,489, offset by accounts payable of $580, accrued expenses of $757 and long term liabilities of $2,274.

The acquisition represents an acquisition of a business and was accounted for using the purchase method of accounting. The purchase price allocation is based on preliminary estimates. These estimates are subject to revision after the Company completes its fair value analysis. The Company financed the acquisition through

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

additional term borrowings under the senior credit facility and existing cash. The results of operations of this acquisition is included in the Company’s consolidated statement of income from the date of acquisition. This acquisition is not considered material to the Company.

The Company expensed acquisition related costs of $207 in 2010. These costs are included in general and administrative expenses in the income statement. The amount of goodwill that is expected to be deductible for tax purposes is $1,396.

2009 Acquisitions

On July 1, 2009, the Company acquired substantially all of the assets of Gameday Management Group U.S. for a purchase price in the amount of $7,590, of which $2,450 was paid in cash, net of a hold back of $50, and $5,090 of potential earn-out payments of which $529 have been paid as of December 31, 2010. Gameday Management, based in Orlando, Florida, plans and operates transportation and parking systems for major stadiums and sporting events. Among the assets acquired is Gameday’s Click and Park online parking and traffic management system, which enables customers to purchase reserved parking online in advance of an event. The acquisition represents an acquisition of a business and was accounted for using the purchase method of accounting. This acquisition is not considered material to the Company.

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

The Company expensed acquisition related costs of $23 in 2010 and $178 in 2009. These costs are included in general and administrative expenses in the income statement. The amount of goodwill that is expected to be deductible for tax purposes is $1,504.

After the December 31, 2009 financial statements were issued, we received the final valuation report from a third-party valuation firm. After considering the results of that valuation report, we have determined the value of certain assets and obligations acquired as part of the acquisition with Gameday Management to be $3,830 and $5,090, respectively. The acquired carrying amount of certain assets was retrospectively increased by $989 as of July 1, 2010, due to this new information, with a corresponding decrease to goodwill. The carrying amount of the contingent consideration was retrospectively increased by $2,249, due to this new information, with a corresponding increase to goodwill. The amortization expense for the retroactive adjustment to certain assets was determined to be immaterial and was not retroactively recorded for the year ended December 31, 2009.

Note G.	Fair Value Measurement

The Company applies the accounting standards for fair value measurements and disclosures for its financial assets and financial liabilities. The guidance requires disclosures about assets and liabilities measured at fair value. The Company’s financial assets relate to the interest rate cap of $174 and the Company’s financial liabilities relate to contingent acquisition consideration payments of $6,807.

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

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The significant inputs used to derive the fair value of the contingent acquisition consideration include financial forecasts of future operating results, the probability of reaching the forecast and the associated discount rate. The weighted average probability of the contingent acquisition consideration ranges from 63% to 125%, with a weighted average discount rate of 13%. The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis and the basis of measurement at December 31, 2010:

	Total Fair Value
	Measurement	Level 1	Level 2	Level 3

Assets:
Interest Rate Cap	$174	$—	$174	$—
Liabilities:
Contingent acquisition consideration	$(6,807)	$—	$—	$(6,807)

The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3):

Due to Seller

Balance at December 31, 2009	$(5,090)
Increase related to new acquisitions	(2,400)
Payment of contingent consideration	529
Change in fair value	154

Balance at December 31, 2010	$(6,807)

For the year ended December 31, 2010, the Company recorded adjustments to the original contingent consideration obligation recorded upon the acquisition of Gameday Management Group U.S. The adjustments were the result of using revised forecasts and updated fair value measurements that adjusted the Company’s potential earn-out payments related to the purchase of this business.

For the year ended December 31, 2010, the Company recognized a benefit of $154 in general and administrative expenses in the statement of income due to the change in fair value measurements using a level three valuation technique.

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note H.	Borrowing Arrangements

Long-term borrowings, in order of preference, consist of:

		Amount Outstanding
		December 31,	December 31,
	Due Date	2010	2009
	(In thousands)

Senior credit facility	June 2013	$95,200	$109,850
Capital lease obligations	Various	1,525	2,056
Obligations on Seller notes and other	Various	1,177	1,305

		97,902	113,211
Less current portion		673	662

		$97,229	$112,549

Senior Credit Facility

On July 15, 2008, we amended and restated our credit facility.

The $210,000 revolving senior credit facility will expire on June 29, 2013. The revolving senior credit facility includes a letter of credit sub-facility with a sublimit of $50,000. The $50,000 letter of credit sub-facility does not limit the maximum actual borrowings on the revolving senior credit facility.

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

Certain financial covenants limit the Company’s capacity to fully draw on its $210,000 million revolving credit facility. Our senior credit facility includes a fixed charge ratio covenant, a total debt to EBITDA ratio covenant, a limit on our ability to incur additional indebtedness, issue preferred stock or pay dividends, and certain other restrictions on our activities. We are required to repay borrowings under our senior credit facility out of the proceeds of future issuances of debt or equity securities and asset sales, subject to certain customary exceptions. Our senior credit facility is secured by substantially all of our assets and all assets acquired in the future (including a pledge of 100% of the stock of our existing and future domestic guarantor subsidiaries and 65% of the stock of our existing and future foreign subsidiaries).

We are in compliance with all of our financial covenants as of December 31, 2010.

The weighted average interest rate on our senior credit facility at December 31, 2010 and 2009 was 2.6% and 3.2%, respectively. The rate includes all outstanding LIBOR contracts, interest rate cap effect and letters of credit. The weighted average interest rate on outstanding borrowings, not including letters of credit, was 2.6% and 3.3% at December 31, 2010 and December 31, 2009, respectively.

At December 31, 2010, we had $16,773 of letters of credit outstanding under the senior credit facility, borrowings against the senior credit facility aggregated $95,200, and we had $45,183 available under the senior credit facility.

We have entered into various financing agreements, which were used for the purchase of equipment.

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note I.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of tax, for the years ended December 31, 2010 and 2009 are as follows:

	2010	2009

Revaluation of interest rate cap	$(379)	$—
Effect of foreign currency translation	482	313

Total	$103	$313

Note J.	Income Taxes

The components of income tax expense (benefit) for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008

Current provision:
U.S. federal	$5,958	$2,778	$2,797
Foreign	682	250	401
State	1,238	735	696

Total current	7,878	3,763	3,894
Deferred provision:
U.S. federal	2,497	4,133	6,961
Foreign	(96)	—	—
State	476	369	767

Total deferred	2,877	4,502	7,728

Income tax expense	$10,755	$8,265	$11,622

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

components of the Company’s deferred tax assets and liabilities as of December 31, 2010 and 2009 are as follows:

	2010	2009

Deferred tax assets:
Net operating loss carry forwards	$4,947	$6,395
Accrued expenses	9,079	7,506
Accrued compensation	5,371	4,339
Accrued lease obligations	—	37
Other	253	—
Gross deferred tax assets	19,650	18,277
Less: valuation allowance	(318)	(369)

Total deferred tax asset	19,332	17,908

Deferred tax liabilities:
Prepaid expenses	(253)	(908)
Undistributed foreign earnings	(1,100)	(1,008)
Tax over book depreciation and amortization	(1,849)	601
Tax over book goodwill amortization	(23,357)	(21,287)
Other	(97)	—

Total deferred tax liabilities	(26,656)	(22,602)

Net deferred tax liability	$(7,324)	$(4,694)

Amounts recognized on the balance sheet consist of:

	2010	2009

Deferred tax asset, current	$2,313	$3,457
Deferred tax (liability), long term	(9,637)	(8,151)

Net deferred tax liability	$(7,324)	$(4,694)

The accounting guidance for accounting for income taxes requires that we assess the realizability of deferred tax assets at each reporting period. These assessments generally consider several factors including the reversal of existing temporary differences, projected future taxable income, and potential tax planning strategies. We have valuation allowances totaling $318 and $369 at December 31, 2010 and 2009, respectively, related to our state net operating loss carryforwards (NOL’s) that we believe are not likely to be realized based upon our estimates of future state taxable income limitations of the use of our state NOL’s, and the carryforward life over which the state tax benefit will be realized.

At December 31, 2010, the Company had $12,060 of gross federal net operating loss (NOLs) carryforwards, which will expire in the years 2023 through 2024, and $726 of tax effected state net operating loss (NOLs) carryforwards which will expire 2011 through 2026. As a result of the initial public offering completed in June of 2004, an ownership change occurred under Internal Revenue Code Section 382 which limits our ability to use pre-change NOLs to reduce future taxable income. Additionally, a second ownership change occurred in May 2009, however, since the fair market value of the Company’s shares were significantly higher than at the time of the initial public offering, there was no change in the applicable Section 382 limitation that limits our ability to utilize pre-change NOLs.

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Since 2005, the Company has treated its investment in its Canadian subsidiary as non-permanent in duration and provided taxes on the undistributed Canadian earnings under the applicable accounting guidance. In 2010 the Company reassessed the treatment of the undistributed earnings of its Canadian subsidiary and determined that approximately $1,600 of Canadian earnings are permanently reinvested to meet the Canadian subsidiary’s working capital requirements. The Company has provided taxes for the remaining undistributed earnings of its Canadian subsidiary in excess of the permanently reinvested amount.

A reconciliation of the Company’s reported income tax provision (benefit) to the amount computed by multiplying book income/(loss) before income taxes by the statutory United States federal income tax rate for the years ended December 31, 2010, 2009 and 2008 is as follows:

	2010	2009	2008

Tax at statutory rate	$9,752	$7,868	$10,733
Permanent differences	464	447	369
State taxes, net of federal benefit	1,314	933	1,498
Effect of foreign tax rates	(24)	(86)	(10)
Recognition of tax credits	(526)	(929)	(844)
Other	(174)	119	28

	10,806	8,352	11,774
Change in valuation allowance	(51)	(87)	(152)

Income tax expense	$10,755	$8,265	$11,622

Income taxes paid in aggregate to United States federal, state and Canadian tax authorities was $7,270, $2,938 and $2,564 in 2010, 2009 and 2008, respectively.

As of December 31, 2010, the Company has not identified any uncertain tax positions that would have a material impact on the Company’s financial position. The Company recognizes potential interest and penalties related to uncertain tax positions, if any, in income tax expense.

The tax years that remain subject to examination for the Company’s major tax jurisdictions at December 31, 2010 are shown below:

2004 — 2009	United States — federal income tax
2004 — 2009	United States — state and local income tax
2006 — 2009	Canada

Note K.	Benefit Plans

The Company offers deferred compensation arrangements for certain key executives and sponsors an employees’ savings and retirement plan in which certain employees are eligible to participate. Subject to their continued employment by the Company, certain employees offered supplemental pension arrangements will receive a defined monthly benefit upon attaining age 65. At December 31, 2010 and 2009, the Company has accrued $3,154 and $3,146, respectively, representing the present value of the future benefit payments. Expenses related to these plans amounted to $154, $217, and $154 in 2010, 2009 and 2008, respectively.

Participants in the savings and retirement plan may elect to contribute a portion of their compensation to the plan. The Company, contributes an amount in cash or other property as required by the plan. Expenses related to these plans amounted to $951, $897, and $904 in 2010, 2009 and 2008, respectively.

The Company also offers a non-qualified deferred compensation plan. This plan allows certain employees to defer a portion of their compensation, limited to a maximum of $50 per year, to be paid to the participants

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

upon separation of employment or distribution date selected by employee. To support the non-qualified deferred compensation plan, the Company has elected to purchase Company owned life insurance (“COLI”) policies on certain plan participants. The cash surrender value of the COLI policies is designed to provide a source for funding the accrued liability. As of December 31, 2010 and 2009, the cash surrender value of the COLI policies is $2,830 and $1,757, respectively and is included in intangible and other assets, net on the consolidated balance sheet. The liability for the non-qualified deferred compensation plan is included in other long-term liabilities and was $2,960 and $1,690 as of December 31, 2010 and 2009, respectively.

The Company also contributes to three multi-employer defined contribution and eight multi-employer defined benefit plans which cover certain union employees. Expenses related to these plans were $552, $572 and $575 in 2010, 2009 and 2008, respectively.

Note L.	Leases and Contingencies

The Company operates parking facilities under operating leases expiring on various dates, generally prior to 2019. Certain of the leases contain options to renew at the Company’s discretion.

Total future annual rent expense is not determinable as a portion of such future rent is contingent based on revenues. At December 31, 2010, the Company’s minimum rental commitments, excluding contingent rent provisions under all non-cancelable operating leases, are as follows:

2011(1)	$35,147
2012	23,590
2013	15,949
2014	7,913
2015	4,964
2016 and thereafter,	12,097

$99,660

(1)	$9,445 is included in 2011’s minimum commitments for leases that expire in less than one year.

Rent expense, including contingent rents, was $101,623, $101,634 and $110,134 in 2010, 2009 and 2008, respectively.

Contingent rent expense was $53,211, $53,513 and $70,976 in 2010, 2009 and 2008, respectively. Contingent rent expense consists primarily of percentage rent payments, which will cease at various times as certain leases expire.

We enter into contingent purchase price arrangements from time to time for our business combinations and depending upon the date of the business combination, some of our contingent purchase price arrangements are not reflected in our consolidated balance sheet as those acquisitions occurred prior to the adoption of the most recent guidance on business combinations which now requires these to be recorded on the date of the acquisition. Our contingent payment obligations outstanding under previous business comibation rules totaled $908, as of December 31, 2010, assuming all performance targets would be achieved as of December 31, 2010, and on an aggregate undiscounted basis. Such contingent payments will be accounted for as additional purchase price if the performance criteria is achieved; accordingly, this contingent payment obligation is not recorded at December 31, 2010. We have recorded a contingency obligation for acquisitions subsequent to the adoption of the most recent guidance on business combinations, in the amount of $6,807, of which $5,636 is included in the other long-term liabilities and $1,171 is included in accrued expenses at December 31, 2010.

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note M.	Management Contracts and Related Arrangements with Affiliates

We entered into a consulting agreement with D&E Parking that became effective on May 1, 2007. Edward Simmons, an executive officer of Standard Parking, has an ownership interest in D&E. This consulting agreement was terminated on April 30, 2009. Per the terms of the agreement, consideration for services provided was $250 per year. In addition, the consultant was eligible for a consultant fee of up to $50 per year. In consideration of the services provided by D&E under this arrangement, we paid D&E $128 in 2009.

On December 31, 2000, we sold, at fair market value, certain contract rights to D&E. In July 2007, we bought back certain contract rights, representing five locations. The Company continued to operate an additional location through January 2008, at which time the location was sold to an unrelated third party. We received net management fees and reimbursement for support services in connection with the operation of the parking facilities from D&E. We recorded net management fees from D&E of $4 in 2008.

In 2010, 2009 and 2008, Standard Parking provided property management services for twenty separate retail shopping centers and commercial office buildings in which D&E has an ownership interest. In consideration of the property management services we provided for these twenty properties, we recorded net management fees totaling $634, $689 and $632 in 2010, 2009 and 2008, respectively.

In 2010 and 2009, our wholly owned subsidiary, SP Plus Security, Inc., formerly known as Preferred Response Security Services, Inc., provided security services for two retail shopping centers owned by D&E and one retail shopping center in 2008. We recorded net management fees amounting to $30 for these security services in 2010, $30 in 2009 and $34 in 2008. We provided sweeping and power washing for one retail shopping facility in which D&E has ownership interest in 2010 and two retail shopping facilities in which D&E has ownership in 2009 and 2008. For these services we recorded net management fees totaling $1 in 2010, $1 in 2009 and $9 in 2008.

On June 2, 2004, we entered into a registration rights agreement with Steamboat Industries LLC, our former parent company and an affiliate of Mr. Holten (“Steamboat”). Pursuant to the registration rights agreement, Steamboat exercised its demand registration rights in April 2009. No registration statement was filed pursuant to the demand made by Steamboat.

On May 15, 2009, Steamboat transferred all of its rights under the registration rights agreement to GSO Special Situations Fund LP, GSO Special Situations Overseas Master Fund Ltd., GSO Special Situations Overseas Benefit Plan Fund Ltd., GSO Capital Opportunities Fund LP, and CML VII, LLC. (collectively, the “Significant Stockholders”) together with substantially all of its Standard Parking common stock, and the Significant Stockholders agreed in writing to be bound by the terms of this agreement. Timothy J. White, one of our directors, is a Senior Managing Director and Co-Head of Mezzanine Investing and Head of Private Equity Investing for GSO Capital Partners LP, an affiliate of the GSO funds that are Significant Stockholders. Pursuant to the registration rights agreement, the Significant Stockholders exercised their demand registration rights before such rights terminated on May 27, 2009, and a shelf registration statement on Form S-3 was filed pursuant to the Significant Stockholders’ demand notice to register all of the 7,581,842 shares of Standard Parking common stock that they held. On November 9, 2009, our Company and the Significant Stockholders entered into Amendment No. 1 to Registration Rights Agreement to cause the registration statement to remain effective for a period of two years from the date that it became effective, which was October 6, 2009. Accordingly, we were required to cause the registration statement to remain effective until October 6, 2011 or until all 7,581,842 registered shares have been distributed, whichever occurs first. The registration rights terminated because these shares of common stock were sold in a public offering and/or the Significant Stockholders’ shares all became eligible for sale under Rule 144.

On November 9, 2009, we entered into an underwriting agreement with the Significant Stockholders and Credit Suisse Securities (USA) LLC and William Blair & Company, L.L.C., as representatives for the several underwriters, relating to the public offering of up to 6,592,906 shares of our common stock by the Significant

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stockholders. The Significant Stockholders also granted the underwriters a 30-day option to purchase an additional 988,936 shares of our common stock to cover over-allotments, if any. The underwriting agreement included customary representations, warranties and covenants by us and the Significant Stockholders. It also provided for customary indemnification by each of our Company, the Significant Stockholders and the underwriters against certain liabilities and customary contribution provisions in respect of those liabilities. Of the 7,581,842 registered shares, the Significant Stockholders sold 6,819,692 shares pursuant to the registration statement in 2009. An additional 580,032 shares were sold by certain significant stockholders pursuant to the registration statement in 2010. We did not receive any proceeds from the sale of shares by the Significant Stockholders. In 2009, we incurred $1,700 of legal, accounting, registration and related expenses in connection with Steamboat’s and the Significant Stockholders’ registration demand, the related underwriting agreements, and costs and expenses associated with the loss of control by our former parent, Steamboat.

Note N.	Legal Proceedings

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

Note O.	Capital Leases

Property under capital leases included within equipment is as follows:

	December 31,
	2010	2009

Service vehicles	$3,739	$4,043
Parking equipment	64	64

	3,803	4,107
Less: Accumulated depreciation	(2,473)	(2,120)

	$1,330	$1,987

Amortization expense was $561, $844 and $1,432 in 2010, 2009 and 2008, respectively, which is included in depreciation expense.

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum lease payments under capital leases at December 31, 2010 as well as the present value of the minimum lease payments through expiration are as follows:

2011	$573
2012	648
2013	403

Total minimum payments	1,624
Less: Amounts representing interest	99

Present value of minimum payments	1,525
Less: Current portion	537

Total long-term portion	$988

Note P.	Goodwill and Intangible Assets

Goodwill is assigned to respective segments based upon the specific Region where the assets acquired and associated goodwill resided.

The following table reflects the changes in the carrying amounts of goodwill by reported segment for the years ended December 31, 2010 and 2009.

	Region	Region	Region	Region
	One	Two	Three	Four	Total

Balance as of December 31, 2008	$61,693	$4,061	$35,219	$22,577	$123,550

Acquired during the period	—	3,760	—	—	3,760
Adjustments to purchase price	(104)	—	—	—	(104)
Contingency payments related to acquisitions	260	—	8	—	268
Foreign currency translation	—	639	—	—	639

Balance as of December 31, 2009	$61,849	$8,460	$35,227	$22,577	$128,113

Acquired during the period	3,489	—	—	—	3,489
Contingency payments related to acquisitions	326	—	14	—	340
Foreign currency translation	—	254	—	—	254

Balance as of December 31, 2010	$65,664	$8,714	$35,241	$22,577	$132,196

Note Q.	Long-Term Receivables, net

Long-term receivables, net, consist of the following:

	Amount Outstanding
	December 31,	December 31,
	2010	2009

Bradley International Airport
Deficiency payments	$12,070	$9,606
Other Bradley related, net	3,203	3,203
Valuation allowance	(2,484)	(2,484)

Total long-term receivables, net	$12,789	$10,325

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Agreement

We are entered into a 25-year agreement with the State of Connecticut (“State”) that expires on April 6, 2025, under which we operate the surface parking and 3,500 garage parking spaces at Bradley International Airport located in the Hartford, Connecticut metropolitan area. The Company manages the facility for which it is expected to receive a management fee.

The parking garage was financed on April 6, 2000 through the issuance of $53,800 of State of Connecticut special facility revenue bonds, representing $47,700 non-taxable Series A bonds and a separate taxable issuance of $6,100 Series B bonds. The Series B bonds were retired on July 1, 2006 according to the terms of the indenture. The Bradley agreement provides that we deposit with a trustee for the bondholders all gross revenues collected from operations of the surface and garage parking, and from these gross revenues the trustee pays debt service on the special facility revenue bonds outstanding, operating and capital maintenance expense of the surface and garage parking facilities excluding our management fee discussed below, and specific annual guaranteed minimum payments to the state. Principal and interest on the Bradley special facility revenue bonds increase from approximately $3,600 in lease year 2002 to approximately $4,500 in lease year 2025. Annual guaranteed minimum payments to the State increase from approximately $8,300 in lease year 2002 to approximately $13,200 in lease year 2024. The annual minimum guaranteed payment to the State by the trustee for the twelve months ended December 31, 2010 and 2009 was $9,935 and $9,731, respectively.

All of the cash flow from the parking facilities are pledged to the security of the special facility revenue bonds and are collected and deposited with the bond trustee. Each month the bond trustee makes certain required monthly distributions, which are characterized as “Guaranteed Payments.” To the extent the monthly gross receipts generated by the parking facilities are not sufficient for the trustee to make the required Guaranteed Payments, we are obligated to deliver the deficiency amount to the trustee. Additionally, the Guaranteed Payments are required to be paid before we are reimbursed for deficiency payments or management fees.

The following is the list of Guaranteed Payments:

•	Garage and surface operating expenses,

•	Principal and interest on the special facility revenue bonds,

•	Trustee expenses,

•	Major maintenance and capital improvement deposits; and

•	State minimum guarantee.

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

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the year ended December 21, 2010, we made deficiency payments (net of repayments received) of $2,464. In addition, in 2010 we received $31 for premium income on deficiency payments to the trustee. We did not record or receive any interest on deficiency repayments from the trustee in the year ended December 31, 2010. In the year ended December 31, 2009, we made deficiency payments (net of repayments received) of $3,645 and we did not record or receive any interest or premium income on deficiency repayments from the trustee. The receivable from the trustee for interest and premium income related to deficiency repayments was $0 as of December 31, 2010 and 2009.

The payments, if any, are recorded as a receivable by us for which we are reimbursed from time to time as provided in the trust agreement. As of December 31, 2010, and December 31, 2009, we have a receivable of $12,070 and $9,606, respectively, compromised of cumulative deficiency payments to the trustee, net of reimbursements. We believe these advances to be fully recoverable, as the Construction, Financing and Operating Special Facility Lease Agreement, which governs reimbursement of Guarantor Payments places no time restriction on the company’s right to reimbursement, and therefore have not recorded a valuation allowance for them. We do not guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.

Per the Construction, Financing and Operating Special Facility Lease Agreement, which governs reimbursement of deficiency payments, places no time restriction or language exists limiting our right to reimbursement in the Lease.

The following table reconciles the beginning and ending balance of the receivable for each year presented:

	December 31,
	2010	2009

Deficiency payments:
Balance at beginning of year	$9,606	$5,961
Deficiency payments made	2,724	3,645
Deficiency repayment received	(260)	—

Balance at end of year	12,070	9,606
Other Bradley related	3,203	3,203
Valuation allowance	(2,484)	(2,484)

Total long-term receivables	$12,789	$10,325

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

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cumulative management fees of $4,800 have not been recognized as of December 31, 2010 and no management fees were recognized during 2010, 2009 or 2008.

Note R.	Stock Repurchases

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

We did not make any share repurchases subsequent to the first quarter of 2009. As of December 31, 2010, $18,973 remained available for repurchase under 2008 authorization by the Board of Directors.

Note S.	Domestic and Foreign Operations

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

Our business is managed based on regions administered by executive vice presidents. The following is a summary of revenues (excluding reimbursed management contract revenue) and gross profit by regions for the years ended December 31, 2010, 2009, and 2008. Information related to prior periods has been recast to conform to the current regional alignment.

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has provided this business unit segment information for all comparable prior periods. Segment information is summarized as follows (in thousands):

	Year Ended December 31,
		Gross		Gross		Gross
	2010	Margin	2009	Margin	2008	Margin

Revenues(a):
Region One
Lease contracts	$75,401		$79,083		$83,250
Management contracts	48,417		53,329		57,399

Total Region One	123,818		132,412		140,649
Region Two
Lease contracts	2,368		2,637		2,273
Management contracts	25,957		13,192		3,683

Total Region Two	28,325		15,829		5,956
Region Three
Lease contracts	21,418		19,350		24,843
Management contracts	51,847		54,790		53,405

Total Region Three	73,265		74,140		78,248
Region Four
Lease contracts	39,433		39,269		43,782
Management contracts	45,007		32,392		31,645

Total Region Four	84,440		71,661		75,427
Other
Lease contracts	44		102		163
Management contracts	103		(321)		(304)

Total Other	147		(219)		(141)
Reimbursed management contract revenue	411,148		401,671		400,621

Total revenues	$721,143		$695,494		$700,760

Gross Profit
Region One
Lease contracts	$4,765	6%	$5,227	7%	$6,470	8%
Management contracts	27,194	56%	27,679	52%	29,711	52%

Total Region One	31,959		32,906		36,181
Region Two
Lease contracts	195	8%	66	3%	594	26%
Management contracts	7,271	28%	4,823	37%	3,708	101%

Total Region Two	7,466		4,889		4,302
Region Three
Lease contracts	1,855	8%	1,855	10%	3,461	1%
Management contracts	24,467	47%	21,621	39%	26,997	51%

Total Region Three	26,322		23,476		30,458
Region Four
Lease contracts	2,961	8%	2,406	6%	3,512	8%
Management contracts	16,879	38%	15,383	47%	14,208	45%

Total Region Four	19,840		17,789		17,720
Other
Lease contracts	275	625%	(10)	(10)%	216	133%
Management contracts	1,039	1,009%	(291)	(91)%	1,919	631%

Total Other	1,314		(301)		2,135
Total gross profit	86,901		78,759		90,796
General and administrative expenses	47,878		44,707		47,619
General and administrative expense percentage of gross profit	55%		57%		52%
Depreciation and amortization	6,074		5,828		6,059

Operating income	32,949		28,224		37,118
Other expenses (income):
Interest expense	5,335		6,012		6,476
Interest income	(249)		(268)		(173)

	5,086		5,744		6,303
Income before income taxes	27,863		22,480		30,815
Income tax expense	10,755		8,265		11,622

Net income	17,108		14,215		19,193
Less: Net income attributable to noncontrolling interest	268		123		148

Net income attributable to Standard Parking Corporation	$16,840		$14,092		$19,045

(a)	Excludes reimbursed management contract revenue.

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Region One encompasses operations in Delaware, District of Columbia, Connecticut, Florida, Georgia, Illinois, Kansas, Maine, Maryland, Massachusetts, Minnesota, Missouri, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, and Wisconsin.

Region Two encompasses our Canadian operations, event planning and transportation, and our technology based parking and traffic management systems.

Region Three encompasses operations in Arizona, California, Colorado, Hawaii, Louisiana, Nevada, Texas, Utah, Washington, and Wyoming.

Region Four encompasses all major airport and transportation operations nationwide.

Other consists of ancillary revenue that is not specifically identifiable to a region and insurance reserve adjustments related to prior years.

The CODM does not evaluate segments using discrete asset information.

Note T.	Stock-Based Compensation

We measure stock-based compensation expense at the grant date, based on the fair value of the award, and the expense is recognized over the requisite employee service period (generally the vesting period) for awards expected to vest (considering estimated forfeitures).

The Company has an amended and restated Long-Term Incentive Plan that was adopted in conjunction with our IPO in 2004. On February 27, 2008, our Board of Directors approved an amendment to our Long-Term Incentive Plan, subject to shareholder approval, that increased the maximum number of shares of common stock available for awards under the Long-Term Incentive Plan from 2,000,000 to 2,175,000 and extended the Plan’s termination date. Our shareholders approved this Plan amendment on April 22, 2008, and the Plan now terminates twenty years from the date of such approval, or April 22, 2028. Forfeited and expired options under the Plan become generally available for reissuance. At December 31, 2010, 117,902 shares remained available for award under the Plan.

Stock Options and Grants

We use the Black-Scholes option pricing model to estimate the fair value of each option grant as of the date of grant. The volatilities are based on the 90 day historical volatility of our common stock as the grant date. The risk free interest rate is based on zero-coupon U.S. government issues with a remaining term equal to the expected life of the option.

There were no options granted during the years ended December 31, 2010, 2009 and 2008. The Company recognized no stock-based compensation expense related to stock options for the year ended December 31, 2010 as all options previously granted are fully vested. The Company recognized $30 and $2 of stock-based compensation for the years ended December 31, 2009 and 2008, respectively. A total of 9,534 options expired in the third quarter of 2010 with a weighted average exercise price of $17.03. The option expirations are due to out-of-the-money options that were not exercised prior to their expiration date. The expired options were returned to the pool of shares generally available for future use under the Long-Term Incentive Plan.

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

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On January 24, 2008, we issued vested stock grants totaling 1,084 shares to a director. The total value of the grant was $25 and is included in general and administrative expenses.

On April 22, 2008, we issued vested stock grants totaling 18,900 shares to certain directors. The total value of the grant was $385 and is included in general and administrative expenses.

The Company recognized $245, $195 and $411 of stock based compensation expense for the years ended December 31, 2010, 2009 and 2008, respectively, which is included in general and administrative expense. As of December 31, 2010, there was no unrecognized compensation costs related to unvested options.

The following table summarizes the transactions pursuant to our stock option plans for the last three years ended December 31.

			Weighted Average
			Remaining	Aggregate
	Number of	Weighted Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(in Years)	Value

Outstanding at December 31, 2007	809,064	$4.77
Granted	—	n/a
Exercised	(152,161)	$4.75
Forfeited	—	n/a

Outstanding at December 31, 2008	656,903	$4.77
Granted	—	n/a
Exercised	(105,896)	$3.92
Forfeited	—	n/a

Outstanding at December 31, 2009	551,007	$4.50
Granted	—	n/a
Exercised	(385,027)	$4.60
Expired	(9,534)	$17.03

Outstanding at December 31, 2010	156,446	$5.01	2.0	$2,168

Vested and Exercisable at December 31, 2010	156,446	$5.01	2.0	$2,168

At December 31, 2010, 2009 and 2008, options to purchase 156,446, 551,007 and 656,903 shares of common stock, respectively, were exercisable at weighted average exercise prices of $5.01, $4.50 and $4.77 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2010, 2009, and 2008 was $4,630, $1,386, and $2,615, respectively.

There were no nonvested options as of December 31, 2010, 2009 and 2008.

Performance-Based Incentive Program

In December 2006, the Board of Directors adopted a performance-based incentive program under our Long-Term Incentive Plan. This program provided participating executives with the opportunity to earn a combination of stock (50%) and cash (50%) if certain performance targets for pre-tax income and pre-tax free cash flow were achieved. During 2007, certain participating executives became entitled to performance restricted stock based on the stock price at the commencement of the three-year performance cycle (2007-2009), and as a result, 29,698 shares were issued subject to vesting upon the achievement of the performance goals. The plan was completed as of December 31, 2009, at which time a total of 17,677 shares had been released free of restrictions in accordance with the achievement of the cumulative program

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

performance goals. The remaining 12,021 shares were not awarded under the performance-based incentive program and were returned to the pool of shares generally available for future use under the Long-Term Incentive Plan. Of the 12,021 shares that were not awarded, 2,815 shares were retired in 2009 and the remaining 9,206 shares were retired in 2010.

We record stock-based compensation expense for awards with performance conditions based on the probable outcome of that performance condition. The Company recognized no stock-based compensation expense and no cash compensation expense related to the performance-based incentive program for the year ended December 31, 2010. The Company recognized $51 of stock-based compensation expense and $51 of cash compensation expense related to the performance-based incentive program, for the year ended December 31, 2009, which is included in general and administrative expenses. As of December 31, 2010, there is no unrecognized compensation costs related to the performance-based incentive program.

Restricted Stock Units

In March 2008, the Company’s Board of Directors authorized a one-time grant of 750,000 restricted stock units that subsequently were awarded to members of our senior management team on July 1, 2008. In November 2008, an additional 5,000 restricted stock units were also awarded. The restricted stock units vest in one-third installments on each of the tenth, eleventh and twelfth anniversaries of the grant date. The restricted stock unit agreements provide for accelerated vesting upon the recipient reaching their retirement age.

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

A summary of the status of the restricted stock units as of December 31, 2010, and changes during the year ended December 31, 2010, is presented below:

		Weighted Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Nonvested at January 1, 2010	755,000	$18.26
Granted	—
Vested	—
Forfeited	—

Nonvested at December 31, 2010	755,000	$18.26

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognized $2,065 and $2,046 of stock based compensation expense related to the restricted stock units for the year ended December 31, 2010 and 2009, respectively, which is included in general and administrative expense. As of December 31, 2010, there was $7,863 of unrecognized stock-based compensation costs, net of estimated forfeitures, related to the restricted stock units that is expected to be recognized over a weighted average period of approximately 6.9 years. As of December 31, 2009, there were $9,865 of unrecognized stock-based compensation costs, net of estimated forfeitures related to the restricted stock units that were expected to be recognized over a weighted average period of 7.3 years.

Note U.	Hurricane Katrina

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

Date: March 11, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES A. WILHELM James A. Wilhelm	Director, President and Chief Executive Officer (Principal Executive Officer)	March 11, 2011

/s/ CHARLES L. BIGGS Charles L. Biggs	Director	March 11, 2011

/s/ KAREN M. GARRISON Karen M. Garrison	Director	March 11, 2011

/s/ ROBERT S. ROATH Robert S. Roath	Director and Non-Executive Chairman	March 11, 2011

/s/ MICHAEL J. ROBERTS Michael J. Roberts	Director	March 11, 2011

/s/ G. MARC BAUMANN G. Marc Baumann	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 11, 2011

/s/ DANIEL R. MEYER Daniel R. Meyer	Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer and Duly Authorized Officer)	March 11, 2011

STANDARD PARKING CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
Description	Year	Expenses	Reductions(1)	Year(2)
	(In thousands)

Year ended December 31, 2010:
Deducted from asset accounts
Allowance for doubtful accounts	$3,002	$380	$(577)	$2,805
Year ended December 31, 2009:
Deducted from asset accounts
Allowance for doubtful accounts	3,867	667	(1,532)	3,002
Year ended December 31, 2008:
Deducted from asset accounts
Allowance for doubtful accounts	3,617	850	(600)	3,867
Deducted from asset accounts
Deferred tax valuation account
Year ended December 31, 2010	369	—	(51)	318
Year ended December 31, 2009	450	—	(87)	369
Year ended December 31, 2008	608	—	(152)	456

(1)	Represents uncollectible accounts written off, net of recoveries and reversal of provision.

(2)	Includes long-term receivables valuation allowance of $2.5 million.

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of the Company filed on June 2, 2004 (incorporated by reference to exhibit 3.1 of the Company’s Annual Report on Form 10-K filed on March 13, 2009).
3.1.1	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company effective as of January 7, 2008 (incorporated by reference to exhibit 3.1.1 of the Company’s Annual Report on Form 10-K filed on March 13, 2009).
3.1.2	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company effective as of April 29, 2010 (incorporated by reference to exhibit 3.1.3 of the Company’s Quarterly Report on Form 10-Q filed on August 6, 2010).
3.1.3	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company effective as of May 6, 2010 (incorporated by reference to exhibit 3.1.4 of the Company’s Quarterly Report on Form 10-Q filed on August 6, 2010).
3.2	Fourth Amended and Restated Bylaws of the Company dated January 1, 2010 (incorporated by reference to exhibit 3.1 of the Company’s Current Report on Form 8-K filed on January 27, 2010).
4.1	Specimen common stock certificate (incorporated by reference to exhibit 4.1 of Amendment No. 2 to the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on May 18, 2004).
10.1	Amended and Restated Credit Agreement dated July 15, 2008 among the Company, various financial institutions, Bank of America, N.A., and Wells Fargo, N.A. (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K field on July 18, 2008).
10.2	Rate Cap Transaction Letter Agreement dated March 1, 2010 betweeen the Company and Wells Fargo (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 8, 2010).
10.3	Rate Cap Transaction Letter Agreement dated March 1, 2010 between the Company and Fifth Third (incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K filed on March 8, 2010.
10.4+	Employment Agreement dated as of March 30, 1998 between the Company and Myron C. Warshauer (incorporated by reference to exhibit 10.6 of the Company’s Registration Statement on Form S-4, File No. 333-50437, filed on April 17, 1998).
10.4.1+	First Amendment to Employment Agreement dated July 7, 2003 between the Company and Myron C. Warshauer (incorporated by reference to exhibit 10.4.1 of the Company’s Annual Report on Form 10-K filed for December 31, 2004).
10.4.2+	Amendment to Employment Agreement dated as of May 10, 2004 between the Company and Myron C. Warshauer (incorporated by reference to exhibit 10.4.2 of the Company’s Annual Report on Form 10-K filed for December 31, 2004).
10.5+	Employment Agreement dated as of March 26, 1998 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.12 of the Company’s Registration Statement on Form S-4, File No. 333-50437, filed on April 17, 1998).
10.5.1+	Amendment to Employment Agreement dated as of June 19, 2000 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.5.1 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).
10.5.2+	Second Amendment to Employment Agreement dated as of December 6, 2000, between the Company and Michael K. Wolf, (incorporated by reference to exhibit 10.22 to the Company’s Annual Report on Form 10-K filed for December 31, 2000).
10.5.3+	Third Amendment to Employment Agreement dated April 1, 2002 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.19.3 to the Company’s Annual Report on Form 10-K filed for December 31, 2002).
10.5.4+	Fourth Amendment to Employment Agreement dated December 31, 2003 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.5.4 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).

Exhibit
Number	Description

10.5.5+	Fifth Amendment to Employment Agreement dated December 18, 2008 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.5.5 of the Company’s Annual Report on Form 10-K filed on March 13, 2009).
10.5.6+	Sixth Amendment to Employment Agreement dated January 28, 2009 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.3 of the Company’s Current Report on Form 8-K filed on February 3, 2009).
10.6+	Amended and Restated Executive Employment Agreement dated as of January 28, 2009 between Company and James A. Wilhelm (incorporated by reference to exhibit 10.3 of the Company’s Current Report of Form 8-K filed on February 3, 2009).
10.7+	Employment Agreement dated May 18, 1998 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.24 of the Company’s Annual Report on Form 10-K filed for December 31, 2001).
10.7.1+	First Amendment to Employment Agreement dated as of November 7, 2001 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.25 of the Company’s Annual Report on Form 10-K filed for December 31, 2001).
10.7.2+	Second Amendment to Employment Agreement dated as of August 1, 2003 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.7.2 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).
10.7.3+	Third Amendment to Employment Agreement dated as of April 1, 2005 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.7.3 of the Company’s Annual Report on Form 10-K filed on March 13, 2009).
10.7.4+	Fourth Amendment to Employment Agreement dated as of December 29, 2008 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.7.4 of the Company’s Annual Report on Form 10-K filed on March 13, 2009).
10.7.5+	Fifth Amendment to Employment Agreement dated as of January 28, 2009 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.7.5 of the Company’s Annual Report on Form 10-K filed on March 13, 2009).
10.8+	Amended and Restated Executive Employment Agreement dated as of December 1, 2002 between the Company and John Ricchiuto (incorporated by reference to exhibit 10.22.2 of the Company’s Annual Report on Form 10-K filed for December 31, 2002).
10.8.1+	First Amendment to Amended and Restated Executive Employment Agreement dated as of April 11, 2005, between the Company and John Ricchiuto (incorporated by reference to exhibit 10.3 of the Company’s Current Report on Form 8-K filed on March 7, 2005).
10.9+	Amended and Restated Employment Agreement dated March 1, 2005, between the Company and Steven A. Warshauer (incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 7, 2005).
10.10+	Amended and Restated Executive Employment Agreement dated as of May 18, 2006 between the Company and Edward E. Simmons (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 24, 2006).
10.11+	Amended and Restated Employment Agreement between the Company and G. Marc Baumann dated as of October 1, 2001 (incorporated by reference to exhibit 10.27 to the Company’s Annual Report on Form 10-K filed for December 31, 2001).
10.11.1+	First Amendment to Amended and Restated Employment Agreement between the Company and G. Marc Baumann dated as of December 29, 2008 (incorporated by reference to exhibit 10.11.1 of the Company’s Annual Report on Form 10-K filed on March 13, 2009).
10.11.2+	Second Amendment to Amended and Restated Employment Agreement between the Company and G. Marc Baumann dated as of January 28, 2009 (incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 3, 2009).
10.12+	Amended and Restated Executive Employment Agreement dated as of March 1, 2005, between the Company and Thomas L. Hagerman (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 7, 2005).

Exhibit
Number	Description

10.12.1+	First Amendment to Amended and Restated Executive Employment Agreement dated October 1, 2007 between the Company and Thomas Hagerman (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed for September 30, 2007).
10.13+	Executive Employment Agreement dated March 15, 2005 between the Company and Gerard M. Klaisle.
10.13.1+	First Amendment to Amended and Restated Executive Employment Agreement dated December 29, 2008 between the Company and Gerard M. Klaisle.
10.14+	Long-Term Incentive Plan dated as of May 1, 2004 (incorporated by reference to exhibit 10.12 of Amendment No. 1 to the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on May 10, 2004).
10.14.1+	Long-Term Incentive Plan Amendment effective as of April 22, 2008 (incorporated by reference to Appendix B of the Company’s 2008 Proxy on Form DEF 14A, filed on April 1, 2008).
10.15+	Form of Amended and Restated Stock Option Award Agreement between the Company and an optionee (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 21, 2005).
10.15.1+	Form of First Amendment to the Amended and Restated Stock Option Award Agreement between the Company and an optionee (incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 21, 2005).
10.16	Consulting Agreement dated as of October 16, 2001 between the Company and Shoreline Enterprises, LLC (incorporated by reference to exhibit 10.36 of the Company’s Annual Report on Form 10-K filed for December 31, 2001).
10.16.1	Amendment to Consulting Agreement dated as of May 10, 2004 between the Company and Shoreline Enterprises, LLC (incorporated by reference to exhibit 10.14.1 of the Company’s Annual Report on Form 10-K filed for December 31, 2004).
10.17	Agreement of Lease dated as of June 4, 1998 between the Company and LaSalle National Bank, as successor trustee to LaSalle National Trust, N.A. as successor trustee to LaSalle National Bank. (incorporated by reference to exhibit 10.21 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).
10.17.1	First Amendment to Agreement of Lease dated as of May 1, 1999 between the Company and LaSalle National Bank, as successor trustee to LaSalle National Trust, N.A. as successor trustee to LaSalle National Bank (incorporated by reference to exhibit 10.21.1 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).
10.17.2	Second Amendment to Agreement of Lease dated as of July 27, 2000 between the Company and LaSalle National Bank, as successor trustee to LaSalle National Trust, N.A. as successor trustee to LaSalle National Bank (incorporated by reference to exhibit 10..2 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).
10.17.3	Third Amendment to Agreement of Lease dated as of September 11, 2003 between the Company and LaSalle National Bank, as successor trustee to LaSalle National Trust, N.A. as successor trustee to LaSalle National Bank (incorporated by reference to exhibit 10.21.3 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).
10.18	Form of Property Management Agreement (incorporated by reference to exhibit 10.30 of the Company’s Annual Report on Form 10-K filed on March 10, 2006).
10.19	Form of Standard Parking Corporation Restricted Stock Unit Agreement dated as of July 1, 2008 (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 2, 2008).
10.19.1	First Amendment to Form of Standard Parking Corporation Restricted Stock Unit Agreement (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K as filed on August 6, 2009).
10.20	Guaranty Agreement of APCOA/Standard Parking, Inc. dated as of March 2000 to and for the benefit of the State of Connecticut, Department of Transportation (incorporated by reference to exhibit 10.27 of the Company’s Annual Report on Form 10-K filed on March 13, 2009).

Exhibit
Number	Description

10.21	Construction, Financing and Operating Special Facility Lease Agreement dated as of March 2000 between the State of Connecticut Department of Transportation and APCOA Bradley Parking Company, LLC (incorporated by reference to exhibit 10.28 of the Company’s Annual Report on Form 10-K filed on March 13, 2009).
10.22	Trust Indenture dated March 1, 2000 between State of Connecticut and First Union National Bank as Trustee (incorporated by reference to exhibit 10.29 of the Company’s Annual Report on Form 10-K filed on March 13, 2009).
14.1	Code of Ethics (incorporated by reference to exhibit 14.1 of the Company’s Annual Report on Form 10-K for December 31, 2002).
21*	Subsidiaries of the Company.
23*	Consent of Independent Registered Public Accounting Firm dated as of March 11, 2011.
31.1*	Section 302 Certification dated March 11, 2011 for James A. Wilhelm, Director, President and Chief Executive Officer (Principal Executive Officer).
31.2*	Section 302 Certification dated March 11, 2011 for G. Marc Baumann, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer).
31.3*	Section 302 Certification dated March 11, 2011 for Daniel R. Meyer, Senior Vice President Corporate Controller and Assistant Treasurer (Principal Accounting Officer and Duly Authorized Officer).
32*	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 11, 2011.

*	Filed herewith.

+	Management contract or compensation plan, contract or agreement.