Form 10-K/A
period 2010-12-31
STANDARD PARKING CORP
filed 2011-03-22
CIK 1059262

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

Explanatory Note	3
Item 8. Financial Statements and Supplementary Data	4
Exhibit Listing	35
Signatures	36
Exhibit Index	37
EX-23
EX-31.1
EX-31.2
EX-31.3

EXPLANATORY NOTE
     Standard Parking Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which was originally filed with the Securities and Exchange Commission on March 11, 2011 (the “Original Filing”).
     As permitted by Rule 103 of Regulation S-T, the purpose of this Amendment is to correct an error made by a third-party EDGAR filing service that was outside the control of the registrant. The error in the Original Filing resulted in the 2008 and 2009 Treasury Stock Amounts being moved to the Accumulated Deficit column in the Consolidated Statements of Stockholders’ Equity. This Amendment is being filed to amend and restate the Consolidated Statements of Stockholders’ Equity in its entirety.
     In addition, this Form 10-K/A corrects the inadvertent omission of a reference to a previously filed agreement, which has been added as exhibit 10.23.
     Except as described above, the Original Filing has not been amended, updated or otherwise modified. As required by Rule 12b-15 under the Securities and Exchange Act of 1934, new certifications of our principal executive officer, principal financial officer and principal accounting officer are being filed as exhibits to this Form 10-K/A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

See Notes to Consolidated Financial Statements.

STANDARD PARKING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
	Common Stock(1)		Additional	Other	Treasury Stock
	Number of	Per Share	Paid-In	Comprehensive	Number of		Accumulated	Noncontrolling
	Shares	Par Value	Capital	Income (Loss)	Shares	Amount	Deficit	Interest	Total
	(In thousands, except for share and per share data)

Balance (deficit) at December 31, 2007	18,371,308	$18	$150,520	$482	48,474	$(1,172)	$(110,509)	$19	$39,358
Net income							19,045	148	19,193
Foreign currency translation adjustments				(490)					(490)
Revaluation of interest rate cap				93					93

Comprehensive income									18,796
Repurchase and retirement of common stock	(2,429,993)	(2)	(50,033)		(48,474)	1,172			(48,863)
Repurchase of common stock					627,423	(11,161)			(11,161)
Proceeds from exercise of stock options	152,182	—	722						722
Issuance of stock grants	17,284	—	355						355
Stock-based compensation related to long-term incentive plan			107						107
Non-cash stock-based compensation related to restricted stock units			991						991
Non-cash stock-based compensation expense			1						1
Tax benefit from exercise of stock options			878						878
Distribution to noncontrolling interest								(226)	(226)

Balance (deficit) at December 31, 2008	16,110,781	$16	$103,541	$85	627,423	$(11,161)	$(91,464)	$(59)	958
Net income							14,092	123	14,215
Foreign currency translation adjustments				228					228

Comprehensive income									14,443
Repurchase and retirement of common stock	(843,540)	(1)	(15,045)		(627,423)	11,161			(3,885)
Proceeds from exercise of stock options	105,896	—	415						415
Issuance of stock grants	12,291	—	220						220
Stock-based compensation related to long-term incentive plan			51						51
Non-cash stock-based compensation related to restricted stock units			2,046						2,046
Non-cash stock-based compensation expense			30						30
Tax benefit from exercise of stock options			535						535
Distribution to noncontrolliing interest								(136)	(136)

Balance (deficit) at December 31, 2009	15,385,428	$15	$91,793	$313	—	$—	$(77,372)	$(72)	$14,677
Net income							16,840	268	17,108
Foreign currency translation adjustments				169					169
Revaluation of interest rate cap				(379)					(379)

Comprehensive income									16,898
Proceeds from exercise of stock options	385,027	1	1,772						1,773
Issuance of stock grants	14,396		245						245
Retirement of common stock	(9,206)	—	—						—
Non-cash stock-based compensation related to restricted stock units			2,065						2,065
Tax benefit from exercise of stock options			1,416						1,416
Distribution to noncontrolling interest								(271)	(271)

Balance (deficit) at December 31, 2010	15,775,645	$16	$97,291	$103	—	$—	$(60,532)	$(75)	$36,803

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

We enter into contingent purchase price arrangements from time to time for our business combinations and depending upon the date of the business combination, some of our contingent purchase price arrangements are not reflected in our consolidated balance sheet as those acquisitions occurred prior to the adoption of the most recent guidance on business combinations which now requires these to be recorded on the date of the acquisition. Our contingent payment obligations outstanding under previous business combination rules totaled $908, as of December 31, 2010, assuming all performance targets would be achieved as of December 31, 2010, and on an aggregate undiscounted basis. Such contingent payments will be accounted for as additional purchase price if the performance criteria is achieved; accordingly, this contingent payment obligation is not recorded at December 31, 2010. We have recorded a contingency obligation for acquisitions subsequent to the adoption of the most recent guidance on business combinations, in the amount of $6,807, of which $5,636 is included in the other long-term liabilities and $1,171 is included in accrued expenses at December 31, 2010.

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

Exhibit Listing

Exhibit
Number	Description
10.23 +	Deferred Compensation Agreement dated as of August 1, 1999 between the Company and James A. Wilhelm (incorporated by reference to exhibit 10.14 of the Company’s Annual Report on Form 10-K filed for December 31, 1999).

23*	Consent of Independent Registered Public Accounting Firm dated as of March 21, 2011.

31.1*	Section 302 Certification dated March 22, 2011 for James A. Wilhelm, Director, President and Chief Executive Officer (Principal Executive Officer).

31.2*	Section 302 Certification dated March 22, 2011 for G. Marc Baumann, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer).

31.3*	Section 302 Certification dated March 22, 2011 for Daniel R. Meyer, Senior Vice President Corporate Controller and Assistant Treasurer (Principal Accounting Officer and Duly Authorized Officer).

*	Filed herewith.

+	Management contract or compensation plan, contract or agreement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD PARKING CORPORATION
By:	/s/ James A. Wilhelm
James A. Wilhelm
Director, President and Chief Executive Officer (Principal Executive Officer)

Date: March 22, 2011

INDEX TO EXHIBITS

Exhibit
Number	Description
10.23 +	Deferred Compensation Agreement dated as of August 1, 1999 between the Company and James A. Wilhelm (incorporated by reference to exhibit 10.14 of the Company’s Annual Report on Form 10-K filed for December 31, 1999).

23*	Consent of Independent Registered Public Accounting Firm dated as of March 21, 2011.

31.1*	Section 302 Certification dated March 22, 2011 for James A. Wilhelm, Director, President and Chief Executive Officer (Principal Executive Officer).

31.2*	Section 302 Certification dated March 22, 2011 for G. Marc Baumann, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer).

31.3*	Section 302 Certification dated March 22, 2011 for Daniel R. Meyer, Senior Vice President Corporate Controller and Assistant Treasurer (Principal Accounting Officer and Duly Authorized Officer).

*	Filed herewith.

+	Management contract or compensation plan, contract or agreement.