Form 10-Q
period 2011-03-31
STANDARD PARKING CORP
filed 2011-05-06
CIK 1059262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of April 29, 2011, there were 15,825,045 shares of common stock of the registrant outstanding.

STANDARD PARKING CORPORATION
FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
STANDARD PARKING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in thousands, except for share and per share data)

	March 31, 2011	December 31, 2010
	(Unaudited)	(see Note)
ASSETS
Current assets:
Cash and cash equivalents	$8,283	$7,305
Notes and accounts receivable, net	50,448	52,167
Prepaid expenses and supplies	3,679	2,312
Deferred taxes	2,314	2,314

Total current assets	64,724	64,098
Leasehold improvements, equipment and construction in progress, net	16,480	16,839
Advances and deposits	4,935	5,172
Long-term receivables, net	13,339	12,789
Intangible and other assets, net	9,374	8,910
Cost of contracts, net	15,333	15,628
Goodwill	132,339	132,196

Total assets	$256,524	$255,632

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51,528	$43,984
Accrued and other current liabilities	32,202	39,982
Current portion of long-term borrowings	684	673

Total current liabilities	84,414	84,639
Deferred taxes	10,434	9,637
Long-term borrowings, excluding current portion	91,854	97,229
Other long-term liabilities	28,354	27,324
Standard Parking Corporation’s stockholders’ equity:
Preferred stock, par value $.01 per share; 5,000,000 shares authorized and no shares issued	—	—
Common stock, par value $.001 per share; 50,000,000 shares authorized; 15,820,045 and 15,775,645 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	16	16
Additional paid-in capital	98,112	97,291
Accumulated other comprehensive income	166	103
Accumulated deficit	(56,753)	(60,532)

Total Standard Parking Corporation stockholders’ equity	41,541	36,878
Noncontrolling interest	(73)	(75)

Total equity	41,468	36,803

Total liabilities and stockholders’ equity	$256,524	$255,632

Note:
The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See Notes to Condensed Consolidated Interim Financial Statements.

STANDARD PARKING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (in thousands, except for share and per share data, unaudited)

	Three Months Ended
	March 31, 2011	March 31, 2010
Parking services revenue:
Lease contracts	$35,205	$33,116
Management contracts	45,954	40,075

	81,159	73,191
Reimbursed management contract revenue	101,124	106,055

Total revenue	182,283	179,246
Cost of parking services:
Lease contracts	33,499	31,771
Management contracts	27,492	22,264

	60,991	54,035
Reimbursed management contract expense	101,124	106,055

Total cost of parking services	162,115	160,090
Gross profit:
Lease contracts	1,706	1,345
Management contracts	18,462	17,811

Total gross profit	20,168	19,156
General and administrative expenses (1)	11,182	11,560
Depreciation and amortization	1,533	1,460

Operating income	7,453	6,136
Other expenses (income):
Interest expense	1,169	1,490
Interest income	(60)	(53)

	1,109	1,437
Income before income taxes	6,344	4,699
Income tax expense	2,479	1,847

Net income	3,865	2,852
Less: Net income attributable to noncontrolling interest	86	7

Net income attributable to Standard Parking Corporation	$3,779	$2,845

Common stock data:
Net income per share:
Basic	$0.24	$0.18
Diluted	$0.23	$0.18
Weighted average shares outstanding:
Basic	15,790,875	15,390,514
Diluted	16,146,106	15,804,599

(1)	Non-cash stock based compensation expense of $496 and $508 for the three months ended March 31, 2011 and 2010, respectively, included in general and administrative expenses.
See Notes to Condensed Consolidated Interim Financial Statements.

STANDARD PARKING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands, except for share and per share data, unaudited)

	Three Months Ended
	March 31, 2011	March 31, 2010
Operating activities:
Net income	$3,865	$2,852
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	1,547	1,445
Loss on sale and abandonment of assets	11	18
Amortization of debt issuance costs	152	159
Non-cash stock-based compensation	496	508
Excess tax benefit related to stock option exercises	(198)	(75)
Provisions (reversal) for losses on accounts receivable	85	(111)
Deferred income taxes	797	516
Change in operating assets and liabilities	93	(3,534)

Net cash provided by operating activities	6,848	1,778
Investing activities:
Purchase of leasehold improvements and equipment	(546)	(452)
Cost of contracts purchased	(273)	—
Proceeds from sale of assets	12	—
Capitalized interest	(32)	(36)
Contingent purchase payments	—	(11)

Net cash used in investing activities	(839)	(499)
Financing activities:
Proceeds from exercise of stock options	127	135
Tax benefit related to stock option exercises	198	75
Payments on senior credit facility	(5,200)	(950)
Distribution to noncontrolling interest	(84)	(7)
Payments on long-term borrowings	(33)	(31)
Payments on capital leases	(131)	(141)

Net cash used in financing activities	(5,123)	(919)
Effect of exchange rate changes on cash and cash equivalents	92	142

Increase in cash and cash equivalents	978	502
Cash and cash equivalents at beginning of period	7,305	8,256

Cash and cash equivalents at end of period	$8,283	$8,758

Supplemental disclosures:
Cash paid during the period for:
Interest	$1,058	$1,296
Income taxes	478	1,015
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
In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the financial position and results of operations have been included. Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that might be expected for any other interim period or the fiscal year ending December 31, 2011. The financial statements presented in this report should be read in conjunction with the consolidated financial statements and footnotes thereto included in our 2010 Annual Report on Form 10-K filed March 11, 2011, as amended on March 22, 2011.
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
Financial Instruments
The carrying values of cash and cash equivalents, notes and accounts receivable and accounts payable are reasonable estimates of their fair value due to the short-term nature of these financial instruments. Long-term debt, including capital lease obligations, has a carrying value that approximates fair value because these instruments bear interest at market rates.
Interest Rate Caps
We do not enter into derivative instruments for any purpose other than cash flow hedging purposes.
On February 22, 2010, we entered into interest rate cap agreements with Wells Fargo Bank N.A. (“Wells Fargo”) and Fifth Third Bank (“Fifth Third”), allowing us to limit our exposure on a portion of our borrowings under our senior credit facility (“Rate Cap Transactions”). Pursuant to two separate letter agreements between the Company and Wells Fargo and Fifth Third, respectively, we will receive payments from Wells Fargo and Fifth Third each quarterly period to the extent that the prevailing three month LIBOR during that period exceeds our cap rate of 3.25%. The Rate Cap Transactions became effective March 31, 2010, and settle each quarter on a date that is intended to coincide with our quarterly interest payment dates under our senior credit facility. The Rate Cap Transactions cap our LIBOR interest rate on a notional amount of $50,000 at 3.25% for a total of 39 months. These Rate Cap Transactions are classified as a cash flow hedge, and we calculate the effectiveness of the hedge on a quarterly basis. The ineffective portion of the cash flow hedge is recognized in current period earnings as an increase of interest expense. The fair value of the interest rate cap at March 31, 2011 is $117 and is included in prepaid expenses.
2. Stock-Based Compensation
We measure share-based compensation expense at the grant date, based on the fair value of the award, and the expense is recognized over the requisite employee service period (generally the vesting period) for awards expected to vest (considering estimated forfeitures).

The Company has an amended and restated Long-Term Incentive Plan that was adopted in conjunction with our initial public offering. On April 22, 2008, our shareholders approved an amendment to our Long-Term Incentive Plan that increased the maximum number of shares of common stock available for awards under the Long-Term Incentive Plan from 2,000,000 to 2,175,000 and extended the Plan’s termination date. The Plan now terminates twenty years from the date of such approval, or April 22, 2028. Forfeited and expired options under the Plan become generally available for reissuance. At March 31, 2011, 135,502 shares remained available for award under the Plan.
Stock Options and Grants
We use the Black-Scholes option pricing model to estimate the fair value of each option grant as of the date of grant. The volatilities are based on the 90-day historical volatility of our common stock as of the grant date. The risk free interest rate is based on zero-coupon U.S. government issues with a remaining term equal to the expected life of the option. For options granted prior to 2008, the expected life for options was calculated using the simplified method. The simplified method was calculated as the vesting term plus the contractual term divided by two.
There were no options granted during the three months ended March 31, 2011 and 2010.
The Company recognized no stock-based compensation expense related to stock options for the three months ended March 31, 2011 and 2010 as all options previously granted were fully vested. As of March 31, 2011, there were no unrecognized compensation costs related to unvested options.
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
During the first quarter of 2011, restrictions were released from 4,400 restricted stock units and 17,600 restricted stock units were forfeited due to an employee termination. The forfeited options were returned to the pool of shares generally available for future use under the Long-Term Incentive Plan as of March 31, 2011.
The Company recognized $496 and $508 of stock-based compensation expense related to the restricted stock units for the three months ended March 31, 2011 and 2010, respectively, which is included in general and administrative expenses. As of March 31, 2011, there was $7,069 of unrecognized stock-based compensation costs, net of estimated forfeitures, related to the restricted stock units that are expected to be recognized over a weighted average period of approximately 6.8 years.

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
A reconciliation of the weighted average basic common shares outstanding to the weighted average diluted common shares outstanding is as follows (unaudited):

	Three Months Ended March 31
	2011	2010
Weighted average common basic shares outstanding	15,790,875	15,390,514
Effect of dilutive stock options and restricted stock units	355,231	414,085

Weighted average common diluted shares outstanding	16,146,106	15,804,599

Net income per share:
Basic	$0.24	$0.18
Diluted	$0.23	$0.18
There were 19,068 anti-dilutive options excluded in the computation of diluted earnings per share for the three months ended March 31, 2010 because the options’ exercise prices were greater than the average market price of the common stock. There were no anti-dilutive options for the three months ended March 31, 2011.
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
In December 2010, the FASB issued updated accounting guidance to modify Step 1 of the goodwill impairment test; requiring companies with reporting units with zero or negative carrying amounts to perform Step 2 of the goodwill impairment analysis if it is more likely than not that a goodwill impairment exists. This guidance is effective for fiscal years beginning after December 15, 2010. Early adoption is not permitted. This guidance is not expected to have a material impact on the Company.
5. Acquisitions
2010 Acquisitions
On December 8, 2010, the Company acquired Expert Parking, Inc. and Expert Parking Management, Inc. in a stock purchase transaction for a purchase price in the amount of $5,977, of which $3,597 was paid in cash, net of cash acquired, and $2,380 of estimated earn-out payments to be paid over five years, which are contingent upon achieving certain financial performance targets. Expert Parking, based in Philadelphia, Pennsylvania, operates and manages garages in Pennsylvania and New Jersey.
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
The Company expensed acquisition related costs of $6 in 2011 and $207 in 2010. These costs are included in general and administrative expenses in the income statement. The amount of goodwill that is expected to be deductible for tax purposes is $1,396.

6. Leasehold Improvements, Equipment and Construction in Progress, Net
A summary of leasehold improvements, equipment, and construction in progress and related accumulated depreciation and amortization is as follows:

	Ranges of Estimated
	useful life	March 31, 2011	December 31, 2010
	(Unaudited)
Equipment	2-10 years	$30,762	$30,982
Leasehold improvements	Shorter of lease
	term or economic
	life up to 10 years	9,795	9,642
Construction in progress		6,341	6,025

		46,898	46,649
Less accumulated depreciation and amortization		(30,418)	(29,810)

Leasehold improvements, equipment and construction in progress, net		$16,480	$16,839

Depreciation expense was $931 and $919 for the three months ended March 31, 2011 and 2010, respectively. Depreciation includes losses on sale and abandonment of leasehold improvements and equipment of $11 and $18 for the three months ended March 31, 2011 and 2010, respectively.
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
The balance of cost of contracts is comprised of the following:

	March 31, 2011	December 31, 2010
	(Unaudited)
Cost of contracts	$23,545	$23,273
Accumulated amortization	(8,212)	(7,645)

Cost of contracts, net	$15,333	$15,628

Amortization expense related to cost of contracts was $567 and $356 for the three months ended March 31, 2011 and 2010, respectively. The weighted average useful life is 9.5 years for 2011 and 2010.
8. Goodwill
Goodwill is assigned to reporting units based upon the specific Region where the assets are acquired and associate goodwill resided.
The following table reflects the changes in the carrying amounts of goodwill by reported segment for the three months ended March 31, 2011 (unaudited).

	Region	Region	Region	Region
	One	Two	Three	Four	Total
Balance as of January 1, 2011	$65,664	$8,714	$35,241	$22,577	$132,196

Foreign currency translation	—	143	—	—	143

Balance as of March 31, 2011	$65,664	$8,857	$35,241	$22,577	$132,339

9. Long-Term Receivables, Net

	Amount Outstanding
	March 31, 2011	December 31, 2010
	(Unaudited)
Bradley International Airport
Deficiency payments	$12,620	$12,070
Other Bradley related, net	3,203	3,203
Valuation allowance	(2,484)	(2,484)

Total long-term receivables, net	$13,339	$12,789

Agreement
We entered into a 25-year agreement with the State of Connecticut that expires on April 6, 2025, under which we operate the surface parking and 3,500 garage parking spaces at Bradley International Airport located in the Hartford, Connecticut metropolitan area. The Company manages the facility for which it is expected to receive a management fee.
The parking garage was financed on April 6, 2000 through the issuance of $53,800 of State of Connecticut special facility revenue bonds, representing $47,700 non-taxable Series A bonds and a separate taxable issuance of $6,100 Series B bonds. The Series B bonds were retired on July 1, 2006 according to the terms of the indenture. The Bradley agreement provides that we deposit with a trustee for the bondholders all gross revenues collected from operations of the surface and garage parking, and from these gross revenues, the trustee pays debt service on the special facility revenue bonds outstanding, operating and capital maintenance expenses of the surface and garage parking facilities excluding our management fee discussed below, and specific annual guaranteed minimum payments to the State. Principal and interest on the Bradley special facility revenue bonds increase from approximately $3,600 in lease year 2002 to approximately $4,500 in lease year 2025. Annual guaranteed minimum payments to the State will increase from approximately $8,300 in lease year 2002 to approximately $13,200 in lease year 2024. The annual minimum guaranteed payment to the State by the trustee for the three months ended March 31, 2011 and 2010 was $2,514 and $2,462, respectively.
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
The following is the list of Guaranteed Payments:
•	Garage and surface operating expenses,
•	Principal and interest on the special facility revenue bonds,
•	Trustee expenses,
•	Major maintenance and capital improvement deposits, and
•	State Minimum Guarantee.
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

In the three months ended March 31, 2011, we made deficiency payments of $550 and we did not record or receive any interest and premium income deficiency repayments from the trustee. In the three months ended March 31, 2010, we made deficiency payments of $1,374 and we did not record or receive any interest and premium income related to deficiency repayments from the trustee. The receivable from the trustee for interest and premium income related to deficiency repayments was $0 as of March 31, 2011 and March 31, 2010.
The deficiency payments, if any, are recorded as a receivable by us for which we are reimbursed from time to time as provided in the trust agreement. As of March 31, 2011 and December 31, 2010, we have a receivable of $12,620 and $12,070, respectively, compromised of cumulative deficiency payments to the trustee, net of reimbursements. We believe these advances to be fully recoverable and therefore have not recorded a valuation allowance for them. We do not guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.
The Construction, Financing and Operating Special Facility Lease Agreement, which governs reimbursement of Guarantor Payments, places no time restriction or limits on our right to reimbursement.
The following table reconciles the beginning and ending balance of the receivable for each period presented:

	March 31, 2011	December 31, 2010
	(Unaudited)
Deficiency payments:
Balance at beginning of period	$12,070	$9,606
Deficiency payments made	550	2,724
Deficiency repayment received	—	(260)

Balance at end of period	12,620	12,070
Other Bradley related	3,203	3,203
Valuation allowance	(2,484)	(2,484)

Total long-term receivables	$13,339	$12,789

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
The annual management fee is paid after the repayment of all deficiency payments, including accrued interest and premium. Therefore, due to the existence and length of time for repayment of the deficiency amounts to the Company, no management fees have been recognized. Management fees will be recognized in accordance with SAB 104 when “collectability is reasonably assured.”
Cumulative management fees of $4,950 have not been recognized as of March 31, 2011 and no management fee income was recognized during the three months ending March 31, 2011 and 2010.
10. Borrowing Arrangements
Long-term borrowings, in order of preference, consist of:

	Amount Outstanding
	Due Date	March 31, 2011	December 31, 2010
	(Unaudited)
Revolving senior credit facility	June 2013	$90,000	$95,200
Capital lease obligations	Various	1,394	1,525
Obligations on seller notes and other	Various	1,144	1,177

		92,538	97,902
Less current portion		684	673

		$91,854	$97,229

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
Certain financial covenants limit the Company’s capacity to fully draw on its $210,000 revolving credit facility. Our senior credit facility includes a fixed charge ratio covenant, a total debt to EBITDA ratio covenant, a limit on our ability to incur additional indebtedness, issue preferred stock or pay dividends, and certain other restrictions on our activities. We are required to repay borrowings under our senior credit facility out of the proceeds of future issuances of debt or equity securities and asset sales, subject to certain customary exceptions. Our senior credit facility is secured by substantially all of our assets and all assets acquired in the future (including a pledge of 100% of the stock of our existing and future domestic guarantor subsidiaries and 65% of the stock of our existing and future foreign subsidiaries).
We are in compliance with all of our financial covenants as of March 31, 2011.
The weighted average interest rate on our senior credit facility at March 31, 2011 and December 31, 2010 was 2.6% and 2.6%, respectively. The rate includes all outstanding LIBOR contracts, interest rate cap effect and letters of credit. The weighted average interest rate on outstanding borrowings, not including letters of credit, was 2.6% and 2.6% at March 31, 2011 and December 31, 2010, respectively.
At March 31, 2011, we had $16,773 of letters of credit outstanding under the senior credit facility, borrowings against the senior credit facility aggregated $90,000, and we had $54,420 available under the senior credit facility.
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
Our business is managed based on regions administered by executive vice presidents. The following is a summary of revenues (excluding reimbursed management contract revenue) and gross profit by regions for the three months ended March 31, 2011 and 2010. Information related to prior periods has been recast to conform to the current region alignment.

The Company has provided this business unit segment information for all comparable prior periods. Segment information is summarized as follows (in thousands):

	For the three months ended
	March 31,	Gross	March 31,	Gross
	2011	Margin	2010	Margin
Revenues:
Region One
Lease contracts	$18,943		$17,035
Management contracts	13,256		11,913

Total Region One	32,199		28,948
Region Two
Lease contracts	658		746
Management contracts	8,758		8,091

Total Region Two	9,416		8,837
Region Three
Lease contracts	5,689		4,955
Management contracts	12,134		12,469

Total Region Three	17,823		17,424
Region Four
Lease contracts	9,916		10,375
Management contracts	11,692		7,548

Total Region Four	21,608		17,923
Other
Lease contracts	(1)		5
Management contracts	114		54

Total Other	113		59
Reimbursed revenue	101,124		106,055

Total revenues	$182,283		$179,246

Gross Profit
Region One
Lease contracts	$554	3%	$153	1%
Management contracts	6,670	50%	6,234	52%

Total Region One	7,224		6,387
Region Two
Lease contracts	103	16%	75	10%
Management contracts	1,769	20%	2,174	27%

Total Region Two	1,872		2,249
Region Three
Lease contracts	562	10%	369	7%
Management contracts	5,785	48%	5,772	46%

Total Region Three	6,347		6,141
Region Four
Lease contracts	574	6%	682	7%
Management contracts	4,161	36%	3,618	48%

Total Region Four	4,735		4,300
Other
Lease contracts	(87)	(8,700)%	66	1,320%
Management contracts	77	68%	13	24%

Total Other	(10)		79
Total gross profit	20,168		19,156
General and administrative expenses	11,182		11,560
General and administrative expense percentage of gross profit	55%		60%
Depreciation and amortization	1,533		1,460

Operating income	7,453		6,136
Other expenses (income):
Interest expense	1,169		1,490
Interest income	(60)		(53)

	1,109		1,437
Income before income taxes	6,344		4,699
Income tax expense	2,479		1,847

Net income	3,865		2,852
Less: Net income attributable to noncontrolling interest	86		7

Net income attributable to Standard Parking Corporation	$3,779		$2,845

Region One encompasses operations in Connecticut, Delaware, District of Columbia, Florida, Georgia, Illinois, Kansas, Maine, Maryland, Massachusetts, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, and Wisconsin.
Region Two encompasses our Canadian operations, event planning and transportation, and our technology-based parking and traffic management systems.
Region Three encompasses operations in Arizona, California, Colorado, Hawaii, Louisiana, Minnesota, Nevada, Ohio, Texas, Utah, Washington, and Wyoming.
Region Four encompasses all major airport and transportation operations nationwide.
Other consists of ancillary revenue that is not specifically identifiable to a region and insurance reserve adjustments related to prior years.
The CODM does not evaluate segments using discrete asset information.
12. Comprehensive Income
Comprehensive income consists of the following components, net of tax (Unaudited):

	For the three months ended
	March 31, 2011	March 31, 2010
Net income	$3,865	$2,852
Revaluation of interest rate cap	(29)	(159)
Effect of foreign currency translation	92	142

Comprehensive income	3,928	2,835
Less: comprehensive income attributable to noncontrolling interest	86	7

Comprehensive income attributable to Standard Parking Corporation	$3,842	$2,828

13. Income Taxes
For the three months ended March 31, 2011, the Company recognized income tax expense of $2,479 on pre-tax earnings of $6,344 compared to $1,847 income tax expense on pre-tax earnings of $4,699 for the three months ended March 31, 2010. Income tax expense is based on a projected effective tax rate of approximately 39.1% for the three months ended March 31, 2011 compared to approximately 39.3% for the three months ended March 31, 2010. The Company’s effective tax rate did not change significantly compared to the three months ended March 31, 2010.
As of March 31, 2011, the Company has not identified any uncertain tax positions that would have a material impact on the Company’s financial position. The Company recognizes potential interest and penalties related to uncertain tax positions, if any, in income tax expense.
The tax years that remain subject to examination for the Company’s major tax jurisdictions at March 31, 2011 are shown below:

2004 – 2009	United States — federal income tax
2004 – 2009	United States — state and local income tax
2006 – 2009	Canada
14. Legal Proceedings
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

15. Fair Value Measurement
The Company applies the accounting standards for fair value measurements and disclosures for its financial assets and financial liabilities. The guidance requires disclosures about assets and liabilities measured at fair value. The Company’s financial assets relate to the interest rate cap of $117 and the Company’s financial liabilities relate to contingent earn-out payments of $6,690 as of March 31, 2011.
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
The significant inputs used to derive the fair value of the amounts due to seller include financial forecasts of future operating results, the probability of reaching the forecast and the associated discount rate. The probability of the contingent consideration ranges from 25% to 96%, with a weighted average discount rate of 13%. The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis and the basis of measurement at March 31, 2011:

	Total Fair Value
	Measurement	Level 1	Level 2	Level 3
Assets:
Interest Rate Cap	$117	$—	$117	$—
Liabilities:
Due to seller	$6,690	$—	$—	$6,690
The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3):

Due to Seller
Balance at December 31, 2010	$6,807
Contingent earn-out payments-payments made to seller	—
Contingent earn-out payments-change in fair value	(117)

Balance at March 31, 2011	$6,690

For the three months ended March 31, 2011, the Company recorded adjustments to the original contingent consideration obligation recorded upon the acquisition of Gameday Management Group U.S. The adjustments were the result of using revised forecasts and updated fair value measurements that adjusted the Company’s potential earn-out payments related to the purchase of this business.
For the three months ended March 31, 2011, the Company recognized a benefit of $117 in general and administrative expenses in the statement of income due to the change in fair value measurements using a level three valuation technique.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and the notes thereto included in our Annual Report on our Form 10-K, as amended, for the year ended December 31, 2010.
Overview
Our Business
We manage parking facilities in urban markets and at airports across the United States and in four Canadian provinces. We do not own any facilities, but instead enter into contractual relationships with property owners or managers.
We operate our clients’ properties through two types of arrangements: management contracts and leases. Under a management contract, we typically receive a base monthly fee for managing the facility, and we may also receive an incentive fee based on the achievement of facility performance objectives. We also receive fees for ancillary services. Typically, all of the underlying revenue and expenses under a standard management contract flow through to our clients rather than to us. However, some management contracts, which are referred to as “reverse” management contracts, usually provide for larger management fees and require us to pay various costs. Under lease arrangements, we generally pay to the property owner either a fixed annual rent, a percentage of gross customer collections or a combination thereof. We collect all revenue under lease arrangements and we are responsible for most operating expenses, but we are typically not responsible for major maintenance, capital expenditures or real estate taxes. Margins for lease contracts vary significantly, not only due to operating performance, but also due to variability of parking rates in different cities and varying space utilization by parking facility type and location. As of March 31, 2011, we operated approximately 90% of our locations under management contracts and approximately 10% of our locations under leases. For the three months ended March 31, 2011, we derived approximately 91% of our gross profit under management contracts and approximately 9% of our gross profit under leases.
In evaluating our financial condition and operating performance, management’s primary focus is on our gross profit, total general and administrative expenses and general and administrative expenses as a percentage of our gross profit. Although the underlying economics to us of management contracts and leases are similar, the manner in which we are required to account for them differs. Revenue from leases includes all gross customer collections derived from our leased locations (net of parking tax), whereas revenue from management contracts only includes our contractually agreed upon management fees and amounts attributable to ancillary services. Gross customer collections at facilities under management contracts, therefore, are not included in our revenue. Accordingly, while a change in the proportion of our operating agreements that are structured as leases versus management contracts may cause significant fluctuations in reported revenue and expense of parking services, that change will not artificially affect our gross profit. For example, as of March 31, 2011, we operated approximately 90% of our locations under management contracts, and for the three months ended March 31, 2011, we derived approximately 91% of our gross profit under management contracts. Only approximately 57% of total revenue (excluding reimbursed management contract revenue), however, was from management contracts because under those contracts the revenue collected from parking customers belongs to our clients. Therefore, gross profit and total general and administrative expenses, rather than revenue, are management’s primary focus.
General Business Trends
We believe that sophisticated commercial real estate developers and property managers and owners recognize the opportunity for parking and related services to be a profit generator rather than a cost center. Often, the parking experience makes both the first and the last impressions on their properties’ tenants and visitors. By outsourcing these services, they are able to capture additional profit by leveraging the unique operational skills and controls that an experienced parking management company can offer. Our ability to consistently deliver a uniformly high level of parking and related services and maximize the profit to our clients improves our ability to win contracts and retain existing locations. Our location retention rate for the twelve-month period ended March 31, 2011 was approximately 91%, compared to approximately 90% for the twelve-month period ended March 31, 2010, which also reflects our decision not to renew, or to terminate, unprofitable contracts.
For the three months ended March 31, 2011 compared to the three months ended March 31, 2010, average gross profit per location increased by 4.9% from $9.0 thousand to $9.4 thousand due primarily to an increase in same location gross profit, increased gross profit for new locations and increased profit on our 2010 acquisition.

Summary of Operating Facilities
We focus our operations in core markets where a concentration of locations improves customer service levels and operating margins. The following table reflects our facilities operated at the end of the periods indicated:

	March 31, 2011	December 31, 2010	March 31, 2010
Managed facilities	1,922	1,907	1,926
Leased facilities	208	212	208

Total facilities	2,130	2,119	2,134

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
Our business is managed based on regions administered by executive vice presidents. The following is a summary of revenues (excluding reimbursed management contract revenue) by region for the three months ended March 31, 2011 and 2010. Information related to prior years has been recast to conform to the new region alignment.
Region One encompasses operations in Connecticut, Delaware, District of Columbia, Florida, Georgia, Illinois, Kansas, Maine, Maryland, Massachusetts, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, and Wisconsin.
Region Two encompasses our Canadian operations, event planning and transportation, and our technology-based parking and traffic management systems.
Region Three encompasses operations in Arizona, California, Colorado, Hawaii, Louisiana, Minnesota, Nevada, Ohio, Texas, Utah, Washington, and Wyoming.
Region Four encompasses all major airport and transportation operations nationwide.
Other consists of ancillary revenue that is not specifically identifiable to a region and insurance reserve adjustments related to prior years.
The following tables present the material factors that impact our financial statements on an operating segment basis.

Three Months ended March 31, 2011 Compared to Three Months ended March 31, 2010
Segment revenue information is summarized as follows:

	Three Months Ended March 31,
	Region One		Region Two		Region Three		Region Four		Other		Total		Variance
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	Amount	%
	(in millions)
Lease contract revenue:
New location	$2.5	$—	$—	$—	$0.7	$—	$—	$—	$—	$—	$3.2	$—	$3.2	100.0
Contract expirations	—	0.7	—	0.2	0.1	0.1	—	0.3	—	—	0.1	1.3	(1.2)	(92.3)
Same location	16.5	16.0	0.6	0.5	4.9	4.8	9.9	9.5	—	—	31.9	30.8	1.1	3.6
Conversions	—	0.4	—	—	—	—	—	0.6	—	—	—	1.0	(1.0)	(100.0)

Total lease contract revenue	$19.0	$17.1	$0.6	$0.7	$5.7	$4.9	$9.9	$10.4	$—	$—	$35.2	$33.1	$2.1	6.3

Management contract revenue:
New location	$1.5	$—	$0.6	$—	$0.7	$0.1	$4.7	$—	$—	$—	$7.5	$0.1	$7.4	7400.0
Contract expirations	0.1	1.5	—	0.4	0.1	1.2	0.1	0.2	—	—	0.3	3.3	(3.0)	(90.9)
Same location	11.7	10.4	8.2	7.6	11.4	11.2	6.9	7.4	—	—	38.2	36.6	1.6	4.4
Conversions	—	—	—	—	—	—	—	0.1	—	—	—	0.1	(0.1)	(100.0)

Total management contract revenue	$13.3	$11.9	$8.8	$8.0	$12.2	$12.5	$11.7	$7.7	$—	$—	$46.0	$40.1	$5.9	14.7

Parking services revenue — lease contracts. Lease contract revenue increased $2.1 million, or 6.3%, to $35.2 million for the three months ended March 31, 2011, compared to $33.1 million for the three months ended March 31, 2010. The increase resulted primarily from increases in revenue from new locations, partially offset by decreases in revenue from contract expirations and conversions. Same location revenue for those facilities, which as of March 31, 2011 are the comparative periods for the two years presented, increased 3.6%. The increase in same location revenue was due to increases in short-term parking revenue of $0.8 million, or 3.6%, and increases in monthly parking revenue of $0.3 million, or 3.1%. Revenue associated with contract expirations relates to contracts that expired during the current period.
Parking services revenue — management contracts. Management contract revenue increased $5.9 million, or 14.7%, to $46.0 million for the three months ended March 31, 2011, compared to $40.1 million for the three months ended March 31, 2010. The increase resulted primarily from new locations, which was partially offset by the decrease in revenue from contract expirations and conversions. Same locations revenue for those facilities, which as of March 31, 2011 are the comparative periods for the two years presented, increased 1.6%, primarily due to increased fees from reverse management locations and ancillary services.
Reimbursed management contract revenue. Reimbursed management contract revenue decreased $5.0 million, or 4.7%, to $101.1 million for the three months ended March 31, 2011, compared to $106.1 million for the three months ended March 31, 2010. This decrease resulted from reduced reimbursements for costs incurred on behalf of owners.
Lease contract revenue increased primarily due to new locations in regions one and four combined with same location revenue in all four operating regions. This was partially offset by decreases in contract expirations regions one, two and four, combined with decreases in conversion to management agreements in regions one and four. Same location revenue increases for the aforementioned regions were primarily due to increases in short-term and monthly parking revenue.
Management contract revenue increased primarily due to new location revenue in all four operating regions combined with same location revenue in regions one, two, and three. This was partially offset with by contract expirations in all four operating regions and conversions to lease agreements in region three. The increases in same location revenue were primarily due to an increase in fees from reverse management locations and ancillary services. For comparability purposes, revenue associated with contract expirations relate to the contracts that expired during the current period.

Segment cost of parking services information is summarized as follows:

	Three Months Ended March 31,
	Region One		Region Two		Region Three		Region Four		Other		Total		Variance
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	Amount	%
	(in millions)
Cost of parking services lease contracts:
New location	$2.4	$—	$—	$—	$0.7	$—	$—	$—	$—	$—	$3.1	$—	$3.1	100.0
Contract expirations	—	0.7	—	0.2	—	0.1	—	0.3	—	—	—	1.3	(1.3)	(100.0)
Same location	16.0	15.8	0.6	0.5	4.4	4.5	9.3	8.8	0.1	—	30.4	29.6	0.8	2.7
Conversions	—	0.4	—	—	—	—	—	0.5	—	—	—	0.9	(0.9)	(100.0)

Total cost of parking services lease contracts	$18.4	$16.9	$0.6	$0.7	$5.1	$4.6	$9.3	$9.6	$0.1	$—	$33.5	$31.8	$1.7	5.3

Cost of parking services management contracts:
New location	$0.6	$—	$0.6	$—	$0.4	$—	$4.3	$0.2	$(0.2)	$—	$5.7	$0.2	$5.5	2750.0
Contract expirations	0.3	0.7	—	0.2	—	0.5	—	0.1	—	—	0.3	1.5	(1.2)	(80.0)
Same location	5.8	5.0	6.4	5.7	5.9	6.2	3.2	3.7	0.2	—	21.5	20.6	0.9	4.4
Conversions	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Total cost of parking services management contracts	$6.7	$5.7	$7.0	$5.9	$6.3	$6.7	$7.5	$4.0	$—	$—	$27.5	$22.3	$5.2	23.3

Cost of parking services — lease contracts. Cost of parking services for lease contracts increased $1.7 million, or 5.3%, to $33.5 million for the three months ended March 31, 2011, compared to $31.8 million for the three months ended March 31, 2010. The increase resulted primarily from increases in costs from new locations, which was partially offset by decreases in contract expirations and fewer locations that converted from management contracts during the current year. Same locations costs for those facilities, which as of March 31, 2011 are the comparative for the two years presented, increased 2.7%. Same location costs increased $0.1 million due to payroll and payroll-related expenses, $0.6 million due to rent expense, primarily as a result of contingent rental payments on the increase in revenue for same locations, and $0.1 million related to other operating costs.
Cost of parking services — management contracts. Cost of parking services for management contracts increased $5.2 million, or 23.3%, to $27.5 million for the three months ended March 31, 2011, compared to $22.3 million for the three months ended March 31, 2010. The increase resulted from increases in costs related to new reverse management locations, which more than offset the decrease in costs from contract expirations. Same location costs for those facilities, which as of March 31, 2011 are the comparative for the two years presented, increased 4.4%. Same location increase in operating expenses for management contracts primarily resulted from increases in costs associated with reverse management contracts and the cost of providing management services.
Reimbursed management contract expense. Reimbursed management contract expense decreased $5.0 million, or 4.7%, to $101.1 million for the three months ended March 31, 2011, compared to $106.1 million for the three months ended March 31, 2010. This decrease resulted from reduced reimbursed costs incurred on the behalf of owners.
Cost of parking services for lease contracts increased primarily due to new locations in regions one and three combined with same locations in all four operating regions, which was partially offset by contract expirations in all four operating regions and conversion to management contracts which impacted regions one and four. Same location cost increased slightly primarily due to increases in payroll, payroll related costs, increases in contingent rent payments on the increase in revenue, and other operating costs.
Cost of parking services for management contracts increased in all four operating regions due to new locations combined with increases in same locations for regions one, two and other. Partially offsetting, were decreases due to contract expirations in all four operating regions. Same location costs increases primarily resulted from increases in costs associated with reverse management contracts and the cost of providing management services. The other region amounts in same location primarily represent prior year insurance reserve adjustments.

Segment gross profit/gross profit percentage information is summarized as follows:

	Three Months Ended March 31,
	Region One		Region Two		Region Three		Region Four		Other		Total		Variance
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	Amount	%
	(in millions)
Gross profit lease contracts:
New location	$0.1	$—	$—	$—	$—	$—	$—	$—	$—	$—	$0.1	$—	$0.1	100.0
Contract expirations	—	—	—	—	0.1	—	—	—	—	—	0.1	—	0.1	100.0
Same location	0.5	0.2	—	—	0.5	0.3	0.6	0.7	(0.1)	—	1.5	1.2	0.3	25.0
Conversions	—	—	—	—	—	—	—	0.1	—	—	—	0.1	(0.1)	(100.0)

Total gross profit lease contracts	$0.6	$0.2	$—	$—	$0.6	$0.3	$0.6	$0.8	$(0.1)	$—	$1.7	$1.3	$0.4	30.8

	(percentages)
Gross profit percentage lease contracts:
New location	4.0	—	—	—	—	—	—	—	—	—	3.1	—
Contract expirations	—	—	—	—	100.0	—	—	—	—	—	100.0	—
Same location	3.0	1.3	—	—	10.2	6.3	6.1	7.4	—	—	4.7	3.9
Conversions	—	—	—	—	—	—	—	16.7	—	—	—	10.0

Total gross profit percentage	3.2	1.2	—	—	10.5	6.1	6.1	7.7	—	—	4.8	3.9

	(in millions)
Gross profit management contracts:
New location	$0.9	$—	$—	$—	$0.3	$0.1	$0.4	$(0.2)	$0.2	$—	$1.8	$(0.1)	$1.9	(1900.0)
Contract expirations	(0.2)	0.8	—	0.2	0.1	0.7	0.1	0.1	—	—	—	1.8	(1.8)	(100.0)
Same location	5.9	5.4	1.8	1.9	5.5	5.0	3.8	3.7	(0.2)	—	16.7	16.0	0.7	4.4
Conversions	—	—	—	—	—	—	—	0.1	—	—	—	0.1	(0.1)	(100.0)

Total gross profit management contracts	$6.6	$6.2	$1.8	$2.1	$5.9	$5.8	$4.3	$3.7	$—	$—	$18.5	$17.8	$0.7	3.9

	(percentages)
Gross profit percentage management contracts:
New location	60.0	—	—	—	42.9	100.0	8.5	—	—	—	24.0	(100.0)
Contract expirations	(200.0)	53.3	—	50.0	100.0	58.3	100.0	50.0	—	—	—	54.5
Same location	50.4	51.9	22.0	25.0	48.2	44.6	53.6	50.0	—	—	43.7	43.7
Conversions	—	—	—	—	—	—	—	100.0	—	—	—	100.0

Total gross profit percentage	49.6	52.1	20.5	26.3	48.4	46.4	35.9	48.1	—	—	40.2	44.4

Gross profit — lease contracts. Gross profit for lease contracts increased $0.4 million, or 30.8%, to $1.7 million for the three months ended March 31, 2011, compared to $1.3 million for the three months ended March 31, 2010. Gross profit percentage for lease contracts increased to 4.8% for the three months ended March 31, 2011, compared to 3.9% for the three months ended March 31, 2010. Gross profit lease contracts increases on same locations were primarily the result of increased short-term and monthly parking revenue as described under parking services revenue leased contracts.
Gross profit — management contracts. Gross profit for management contracts increased $0.7 million, or 3.9%, to $18.5 million for the three months ended March 31, 2011, compared to $17.8 million in for the three months ended March 31, 2010. Gross profit percentage for management contracts decreased to 40.2% for the three months ended March 31, 2011, compared to 44.4% for the three months ended March 31, 2010. Gross profit for management contracts increases were primarily the result of our new locations and same locations, partially offset by contract expirations and conversions. Gross profit management contracts increases on same locations were primarily the result of decreased costs associated with reverse management contracts and the cost of providing management services. Gross profit percentage on contract expirations accounted for most of the decline on a percentage basis.
Gross profit for lease contracts increased primarily due to same locations in regions one and three due to an increase in short-term and monthly parking revenue, increases in new locations in region one and increases in contract expirations in region three, partially offset by decreases in conversions for region four.
Gross profit management contracts increased primarily due to new locations in regions one, three, four and other, increases in same locations in regions one and three, partially offset by decreases in contract expirations in regions one, two and three combined with decreases in conversion for region four. The other region amounts in same location primarily represent prior year insurance reserve adjustments.
General and administrative expenses. General and administrative expenses decreased $0.4 million, or 3.3%, to $11.2 million for the three months ended March 31, 2011, compared to $11.6 million for the three months ended March 31, 2010. This decrease was primarily the result of cost savings from process efficiencies of $0.9 million, partially offset by increases in payroll and payroll-related expenses of $0.5 million.

Interest expense. Interest expense decreased $0.3 million, or 21.5%, to $1.2 million for the three months ended March 31, 2011, as compared to $1.5 million for the three months ended March 31, 2010. This decrease resulted primarily from a decrease in our long-term borrowings.
Interest income. Interest income was $0.1 million for the three months ended March 31, 2011 and did not change significantly compared to the three months ended March 31, 2010.
Income tax expense. Income tax expense increased $0.6 million, or 34.2%, to $2.5 million for the three months ended March 31, 2011, as compared to $1.9 million for the three months ended March 31, 2010. An increase in our pre-tax income resulted in the $0.6 million increase in income tax expense. Our effective tax rate was 39.1% for the three months ended March 31, 2011 and 39.3% for the three months ended March 31, 2010.
Liquidity and Capital Resources
Outstanding Indebtedness
On March 31, 2011, we had total indebtedness of approximately $92.5 million, a decrease of $5.4 million from December 31, 2010. The $92.5 million includes:
•	$90.0 million under our senior credit facility; and
•	$2.5 million of other debt including capital lease obligations and obligations on seller notes and other indebtedness.
We believe that our cash flow from operations, combined with availability under our senior credit facility, which amounted to $54.4 million at March 31, 2011, will be sufficient to enable us to pay our indebtedness, or to fund other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before their respective maturities. We believe that we will be able to refinance our indebtedness on commercially reasonable terms.
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
Certain financial covenants limit the Company’s capacity to fully draw on its $210.0 million revolving credit facility. Our senior credit facility includes a fixed charge ratio covenant; a total debt to EBITDA ratio covenant; a limit on our ability to incur additional indebtedness, issue preferred stock or pay dividends; and certain other restrictions on our activities. We are required to repay borrowings under our senior credit facility out of the proceeds of future issuances of debt or equity securities and asset sales, subject to certain customary exceptions. Our senior credit facility is secured by substantially all of our assets and all assets acquired in the future (including a pledge of 100% of the stock of our existing and future domestic guarantor subsidiaries and 65% of the stock of our existing and future foreign subsidiaries).

We are in compliance with all of our financial covenants.
The weighted average interest rate on our senior credit facility at March 31, 2011 and December 31, 2010 was 2.6% and 2.6%, respectively. The rate includes all outstanding LIBOR contracts, interest rate cap effect and letters of credit. The weighted average interest rate on outstanding borrowings, not including letters of credit, was 2.6% and 2.6% at March 31, 2011 and December 31, 2010, respectively.
At March 31, 2011, we had $16.8 million of letters of credit outstanding under the senior credit facility, borrowings against the senior credit facility aggregated $90.0 million and we had $54.4 million available under the senior credit facility.
Interest Rate Cap Transactions
We do not enter into derivative instruments for any purpose other than cash flow hedging purposes.
On February 22, 2010, we entered into interest rate cap agreements with Wells Fargo Bank N.A. (“Wells Fargo”) and Fifth Third Bank (“Fifth Third”), allowing us to limit our exposure on a portion of our borrowings under our senior credit facility (“Rate Cap Transactions”). Pursuant to two separate letter agreements between the Company and Wells Fargo and Fifth Third, respectively, we will receive payments from Wells Fargo and Fifth Third each quarterly period to the extent that the prevailing three-month LIBOR during that period exceeds our cap rate of 3.25%. The Rate Cap Transactions became effective March 31, 2010, and settle each quarter on a date that is intended to coincide with our quarterly interest payments dates under our senior credit facility. The Rate Cap Transactions cap our LIBOR interest rate on a notional amount of $50 million at 3.25% for a total of 39 months. These Rate Cap Transactions are classified as a cash flow hedge, and we calculate the effectiveness of the hedge on a quarterly basis. The ineffective portion of the cash flow hedge is recognized in current period earnings as an increase of interest expense. The fair value of the interest rate cap at March 31, 2011 is $0.1 million and is included in prepaid expenses.
Letters of Credit
At March 31, 2011, we have provided letters of credit totaling $16.5 million to our casualty insurance carrier to collateralize our casualty insurance program.
As of March 31, 2011, we provided $0.3 million in letters to collateralize other obligations.
Deficiency Payments
Pursuant to our obligations with respect to the parking garage operations at Bradley International Airport, we are required to make certain payments for the benefit of the State of Connecticut and for holders of special facility revenue bonds. The deficiency payments represent contingent interest bearing advances to the trustee to cover operating cash flow requirements. The payments, if any, are recorded as a receivable by us for which we are reimbursed from time to time as provided in the trust agreement. As of March 31, 2011, we have a receivable of $12.6 million, comprised of cumulative deficiency payments to the trustee, net of reimbursements. We believe these advances to be fully recoverable and therefore have not recorded a valuation allowance for them. We do not guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.
We made deficiency payments of $0.6 million in the first three months of 2011 compared to $1.4 million in the first three months of 2010. We did not receive any payments for interest and premium income related to deficiency payments in the first three months of 2011 and 2010.
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
Net Cash Provided by Operating Activities
Our primary sources of funds are cash flows from operating activities and changes in working capital. Net cash provided by operating activities totaled $6.9 million for the first three months of 2011. Cash provided included $6.8 million from operations and a net increase in working capital of $0.1 million. The increase in working capital resulted primarily from (i) a decrease of $1.1 million in notes and accounts receivable due to improved cash collections; (ii) an increase of $7.5 million in accounts payable that primarily resulted from the timing on payments to our clients and new business that are under management contracts as described under “Daily Cash Collections”; (iii) offset by an increase of $1.4 million in prepaid assets primarily related to timing for payment of insurance policy premiums; (iv) a decrease of $6.5 million in other liabilities that primarily resulted from a decrease in the performance-based compensation accrual paid in the first quarter of 2011, a decrease in customer deposits on certain events due to timing, offset by an increase in the non-qualified deferred compensation plan and an increase in deposits received for new clients; and (v) an increase of $0.6 million in other assets primarily due an increase in the cash surrender value related to the non-qualified deferred compensation plan.
Our primary sources of funds are cash flows from operating activities and changes in working capital. Net cash provided by operating activities totaled $1.8 million for the first three months of 2010. Cash provided included $5.3 million from operations which was offset by a net decrease in working capital of $3.5 million. The decrease in working capital resulted primarily from an increase of $5.3 million in notes and accounts receivable which primarily related to an increase in business from new locations, acquisitions and deficiency payments related to Bradley International Airport guarantor payments as described under “Deficiency Payments”, a decrease of $1.9 million in other liabilities due primarily to deferred revenue that has been subsequently earned and the payment of accrued expenses, offset by a decrease of $1.1 in prepaid assets primarily related to timing of payroll taxes paid in 2009 relating to 2010 payroll, a decrease in other assets of $0.2 million primarily due to a decrease in intangible assets partially offset by an increase in customer deposits and an increase of $2.4 million in accounts payable which primarily resulted from the timing on payments to our clients and new business that are under management contracts as described under “Daily Cash Collections.”
Net Cash Used in Investing Activities
Net cash used in investing activities totaled $0.8 million in the first three months of 2011. Cash used in investing activities for the first three months of 2011 included capital expenditures of $0.5 million for capital investments needed to secure and/or extend leased facilities and $0.3 million of cost of contract purchases.
Net cash used in investing activities totaled $0.5 million in the first three months of 2010. Cash used in investing activities for the first three months of 2010 included capital expenditures of $0.5 million for capital investments needed to secure and/or extend leased facilities.

Net Cash Used in Financing Activities
Net cash used in financing activities totaled $5.1 million in the first three months of 2011. Cash used in financing activities for 2011 included $0.1 million for payments on capital leases, $5.2 million for our senior credit facility, $0.1 million of distributions to noncontrolling interest, partially offset by $0.1 million from the exercise of stock options and $0.2 million from the tax benefit related to stock option exercises.
Net cash used in financing activities totaled $0.9 million in the first three months of 2010. Cash used in financing activities for 2010 included $0.1 million for payments on capital leases, $1.0 million for our senior credit facility, partially offset by $0.1 million from the exercise of stock options and $0.1 million from the tax benefit related to stock option exercises.
Cash and Cash Equivalents
We had cash and cash equivalents of $8.3 million and $7.3 million at March 31, 2011 and December 31, 2010, respectively. The cash balances reflect our ability to utilize funds deposited into our local accounts and which based upon availability, timing of deposits and the subsequent movement of that cash into our corporate accounts may result in significant changes to our cash balances.
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
On February 22, 2010, we entered into interest rate cap agreements with Wells Fargo Bank N.A. (“Wells Fargo”) and Fifth Third Bank (“Fifth Third”), allowing us to limit our exposure on a portion of our borrowings under our senior credit facility (“Rate Cap Transactions”). Pursuant to two separate letter agreements between the Company and Wells Fargo and Fifth Third, respectively, we will receive payments from Wells Fargo and Fifth Third each quarterly period to the extent that the prevailing three month LIBOR during that period exceeds our cap rate of 3.25%. The Rate Cap Transactions are effective March 31, 2010, and will settle each quarter on a date that is intended to coincide with our quarterly interest payments dates under our senior credit facility. The Rate Cap Transactions cap our LIBOR interest rate on a notional amount of $50 million at 3.25% for a total of 39 months. These Rate Cap Transactions are classified as a cash flow hedge, and we calculate the effectiveness of the hedge on a quarterly basis. The ineffective portion of the cash flow hedge is recognized in current period earnings as an increase of interest expense. The fair value of the interest rate cap at March 31, 2011 is $0.1 million and is included in prepaid expenses.
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
Foreign Currency Risk
Our exposure to foreign exchange risk is minimal. All foreign investments are denominated in U.S. dollars, with the exception of Canada. We had approximately $0.6 million of Canadian dollar denominated cash instruments at March 31, 2011. We had no Canadian dollar denominated debt instruments at March 31, 2011. We do not hold any hedging instruments related to foreign currency transactions. We monitor foreign currency positions and may enter into certain hedging instruments in the future should we determine that exposure to foreign exchange risk has increased.

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

Item 6.	Exhibits

Exhibit
Number	Description

31.1	Section 302 Certification dated May 6, 2011 for James A. Wilhelm, Director, President and Chief Executive Officer (Principal Executive Officer).

31.2	Section 302 Certification dated May 6, 2011 for G. Marc Baumann, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer).

31.3	Section 302 Certification dated May 6, 2011 for Daniel R. Meyer, Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer).

32.1	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 6, 2011.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD PARKING CORPORATION
Dated: May 6, 2011	By:	/s/ JAMES A. WILHELM
James A. Wilhelm
Director, President and Chief Executive Officer (Principal Executive Officer)

Dated: May 6, 2011	By:	/s/ G. MARC BAUMANN
G. Marc Baumann
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Dated: May 6, 2011	By:	/s/ DANIEL R. MEYER
Daniel R. Meyer
Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Section 302 Certification dated May 6, 2011 for James A. Wilhelm, Director, President and Chief Executive Officer (Principal Executive Officer).

31.2	Section 302 Certification dated May 6, 2011 for G. Marc Baumann, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer).

31.3	Section 302 Certification dated May 6, 2011 for Daniel R. Meyer, Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer).

32.1	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 6, 2011.