Form 10-Q
period 2011-06-30
STANDARD PARKING CORP
filed 2011-08-11
CIK 1059262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of August 3, 2011, there were 15,875,251 shares of common stock of the registrant outstanding.

STANDARD PARKING CORPORATION
FORM 10-Q INDEX

Part I. Financial Information

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010	3

Condensed Consolidated Statements of Income (Unaudited) for the three months ended June 30, 2011 and 2010 and the six months ended June 30, 2011 and 2010	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2011 and 2010	5

Notes to Condensed Consolidated Interim Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures about Market Risk	29

Item 4. Controls and Procedures	30

Part II. Other Information

Item 1. Legal Proceedings	31

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 6. Exhibits	32

Signatures	33

Index to Exhibits	34

EX-31.1
EX-31.2
EX-31.3
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
STANDARD PARKING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share data)

	June 30, 2011	December 31, 2010
	(Unaudited)	(see Note)
ASSETS
Current assets:
Cash and cash equivalents	$11,785	$7,305
Notes and accounts receivable, net	47,681	52,167
Prepaid expenses and supplies	3,026	2,312
Deferred taxes	2,314	2,314

Total current assets	64,806	64,098
Leasehold improvements, equipment and construction in progress, net	16,703	16,839
Advances and deposits	5,062	5,172
Long-term receivables, net	12,959	12,789
Intangible and other assets, net	9,608	8,910
Cost of contracts, net	14,763	15,628
Goodwill	132,372	132,196

Total assets	$256,273	$255,632

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,534	$43,984
Accrued and other current liabilities	33,883	39,982
Current portion of long-term borrowings	695	673

Total current liabilities	83,112	84,639
Deferred taxes	11,114	9,637
Long-term borrowings, excluding current portion	85,676	97,229
Other long-term liabilities	30,025	27,324
Standard Parking Corporation’s stockholders’ equity:
Preferred stock, par value $.01 per share; 5,000,000 shares authorized and no shares issued	—	—
Common stock, par value $.001 per share; 50,000,000 shares authorized; 15,853,251 and 15,775,645 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	16	16
Treasury stock, at cost, 27,803 shares as of June 30, 2011 and no shares as of December 31, 2010	(431)	—
Additional paid-in capital	98,967	97,291
Accumulated other comprehensive income	82	103
Accumulated deficit	(52,210)	(60,532)

Total Standard Parking Corporation stockholders’ equity	46,424	36,878
Noncontrolling interest	(78)	(75)

Total equity	46,346	36,803

Total liabilities and stockholders’ equity	$256,273	$255,632

Note:
The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See Notes to Condensed Consolidated Interim Financial Statements.

STANDARD PARKING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for share and per share data, unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Parking services revenue:
Lease contracts	$37,193	$34,162	$72,398	$67,278
Management contracts	42,343	42,081	88,297	82,156

	79,536	76,243	160,695	149,434
Reimbursed management contract revenue	100,126	100,757	201,250	206,812

Total revenue	179,662	177,000	361,945	356,246
Cost of parking services:
Lease contracts	34,286	31,217	67,785	62,988
Management contracts	23,215	22,278	50,707	44,542

	57,501	53,495	118,492	107,530
Reimbursed management contract expense	100,126	100,757	201,250	206,812

Total cost of parking services	157,627	154,252	319,742	314,342
Gross profit:
Lease contracts	2,907	2,945	4,613	4,290
Management contracts	19,128	19,803	37,590	37,614

Total gross profit	22,035	22,748	42,203	41,904
General and administrative expenses (1)	11,597	12,218	22,779	23,778
Depreciation and amortization	1,677	1,570	3,210	3,030

Operating income	8,761	8,960	16,214	15,096
Other expenses (income):
Interest expense	1,180	1,398	2,349	2,888
Interest income	(113)	(52)	(173)	(105)

	1,067	1,346	2,176	2,783
Income before income taxes	7,694	7,614	14,038	12,313
Income tax expense	3,066	3,021	5,545	4,868

Net income	4,628	4,593	8,493	7,445
Less: Net income attributable to noncontrolling interest	85	85	171	92

Net income attributable to Standard Parking Corporation	$4,543	$4,508	$8,322	$7,353

Common stock data:
Net income per share:
Basic	$0.29	$0.29	$0.53	$0.48
Diluted	$0.28	$0.28	$0.52	$0.46
Weighted average shares outstanding:
Basic	15,834,622	15,531,726	15,812,910	15,461,904
Diluted	16,164,114	15,877,258	16,155,272	15,841,713

(1)
Non-cash stock based compensation expense of $817 and $1,313 for the three and six months ended June 30, 2011, respectively, and $729 and $1,237 for the three and six months ended June 30, 2010, respectively, is included in general and administrative expenses.

See Notes to Condensed Consolidated Interim Financial Statements.

STANDARD PARKING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except for share and per share data, unaudited)

	Six Months Ended
	June 30, 2011	June 30, 2010
Operating activities:
Net income	$8,493	$7,445
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	3,238	2,998
(Gain) loss on sale and abandonment of assets	(36)	37
Amortization of debt issuance costs	304	319
Non-cash stock-based compensation	1,313	1,237
Excess tax benefit related to stock option exercises	(220)	(968)
Provisions (reversal) for losses on accounts receivable	95	(55)
Deferred income taxes	1,477	1,034
Change in operating assets and liabilities	3,838	(10,044)

Net cash provided by operating activities	18,502	2,003
Investing activities:
Purchase of leasehold improvements and equipment	(1,836)	(1,560)
Cost of contracts purchased	(272)	(121)
Proceeds from sale of assets	79	—
Capitalized interest	(36)	(71)
Contingent purchase payments	(231)	(104)

Net cash used in investing activities	(2,296)	(1,856)
Financing activities:
Proceeds from exercise of stock options	143	1,069
Repurchase of common stock	(431)	—
Tax benefit related to stock option exercises	220	968
Payments on senior credit facility	(11,200)	(1,700)
Distribution to noncontrolling interest	(174)	(85)
Payments on long-term borrowings	(67)	(63)
Payments on capital leases	(264)	(276)

Net cash used in financing activities	(11,773)	(87)
Effect of exchange rate changes on cash and cash equivalents	47	(34)

Increase in cash and cash equivalents	4,480	26
Cash and cash equivalents at beginning of period	7,305	8,256

Cash and cash equivalents at end of period	$11,785	$8,282

Supplemental disclosures:
Cash paid during the period for:
Interest	$2,105	$2,691
Income taxes	3,692	3,032
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
In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the financial position and results of operations have been included. Operating results for the six-month period ended June 30, 2011 are not necessarily indicative of the results that might be expected for any other interim period or the fiscal year ending December 31, 2011. The financial statements presented in this report should be read in conjunction with the consolidated financial statements and footnotes thereto included in our 2010 Annual Report on Form 10-K filed March 11, 2011, as amended on March 22, 2011.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and variable interest entities in which the Company is the primary beneficiary. Noncontrolling interest recorded in the consolidated statement of income is the interest in consolidated VIEs which are not controlled by the Company. We have interests in twelve joint ventures and one limited liability company. The twelve joint ventures each operate between one and thirty-three parking facilities. The limited liability company was formed to collect and distribute parking facility data for a fee. Of the thirteen variable interest entities, seven are consolidated into our financial statements, and six are single purpose entities where the Company is not the primary beneficiary as power is shared. Investments in variable interest entities where the Company is not the primary beneficiary are accounted for under the equity method. All significant intercompany profits, transactions and balances have been eliminated in consolidation.
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
On February 22, 2010, we entered into interest rate cap agreements with Wells Fargo Bank N.A. (“Wells Fargo”) and Fifth Third Bank (“Fifth Third”), allowing us to limit our exposure on a portion of our borrowings under our senior credit facility (“Rate Cap Transactions”). Pursuant to two separate letter agreements between the Company and Wells Fargo and Fifth Third, respectively, we will receive payments from Wells Fargo and Fifth Third each quarterly period to the extent that the prevailing three month LIBOR during that period exceeds our cap rate of 3.25%. The Rate Cap Transactions became effective March 31, 2010, and settle each quarter on a date that is intended to coincide with our quarterly interest payment dates under our senior credit facility. The Rate Cap Transactions cap our LIBOR interest rate on a notional amount of $50,000 at 3.25% for a total of 39 months. These Rate Cap Transactions are classified as a cash flow hedge, and we calculate the effectiveness of the hedge on a quarterly basis. The ineffective portion of the cash flow hedge is recognized in current period earnings as an increase of interest expense. The fair value of the interest rate cap at June 30, 2011 is $32 and is included in prepaid expenses.

2. Stock-Based Compensation
We measure share-based compensation expense at the grant date, based on the fair value of the award, and the expense is recognized over the requisite employee service period (the vesting period) for awards expected to vest (considering estimated forfeitures).
The Company has an amended and restated Long-Term Incentive Plan that was adopted in conjunction with our initial public offering. On April 22, 2008, our shareholders approved an amendment to our Long-Term Incentive Plan that increased the maximum number of shares of common stock available for awards under the Long-Term Incentive Plan from 2,000,000 to 2,175,000 and extended the Plan’s termination date. The Plan now terminates twenty years from the date of such approval, or April 22, 2028. Forfeited and expired options under the Plan become generally available for reissuance. At June 30, 2011, 121,493 shares remained available for award under the Plan.
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
There were no options granted during the six months ended June 30, 2011 and 2010.
The Company recognized no stock-based compensation expense related to stock options for the six months ended June 30, 2011 and 2010 as all options previously granted were fully vested. As of June 30, 2011, there were no unrecognized compensation costs related to unvested options.
On April 29, 2011, we authorized vested stock grants to certain directors totaling 14,009 shares. The total value of the grant was $245 and is included in general and administrative expenses.
Restricted Stock Units
In March 2008, the Company’s Compensation Committee and the Board of Directors authorized a one-time grant of 750,000 restricted stock units that subsequently were awarded to members of our senior management team on July 1, 2008. In November 2008, an additional 5,000 restricted stock units were awarded. The restricted stock units vest primarily in one-third installments on each of the tenth, eleventh and twelfth anniversaries of the grant date. The restricted stock unit agreements provide for accelerated vesting upon the recipient reaching their retirement age.
The fair value of restricted stock units is determined using the fair value of our common stock on the date of the grant, and compensation expense is recognized over the vesting period. In accordance with the guidance related to share-based payments, we estimated forfeitures at the time of the grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting forfeitures and record stock-based compensation expense only for those awards that are expected to vest.
During the first six months of 2011, 68,400 restricted stock units vested and 17,600 restricted stock units were forfeited. The forfeited units were returned to the pool of shares generally available for future use under the Long-Term Incentive Plan as of June 30, 2011.
The Company recognized $572 and $1,068 of stock-based compensation expense related to the restricted stock units for the three and six months ended June 30, 2011, respectively, which is included in general and administrative expenses. The Company recognized $509 and $1,017 of stock based compensation expense related to the restricted stock units for the three and six months ended June 30, 2010, respectively, which is included in general and administrative expenses. As of June 30, 2011, there was $6,567 of unrecognized stock-based compensation costs, net of estimated forfeitures, related to the restricted stock units that are expected to be recognized over a weighted average remaining period of approximately 6.8 years.

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
A reconciliation of the weighted average basic common shares outstanding to the weighted average diluted common shares outstanding is as follows (unaudited):

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Weighted average common basic shares outstanding	15,834,622	15,531,726	15,812,910	15,461,904
Effect of dilutive stock options and restricted stock units	329,492	345,532	342,362	379,809

Weighted average common diluted shares outstanding	16,164,114	15,877,258	16,155,272	15,841,713

Net income per share:
Basic	$0.29	$0.29	$0.53	$0.48
Diluted	$0.28	$0.28	$0.52	$0.46
There were 9,534 and 19,068 anti-dilutive options excluded in the computation of diluted earnings per share for the three and six months ended June 30, 2011 and 2010, respectively, because the options’ exercise prices were greater than the average market price of the common stock.
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
In May 2011, the FASB issued updated accounting guidance related to amendments to achieve common fair value measurement and disclosure requirements. This guidance is effective for fiscal years beginning after December 15, 2011. Early adoption is not permitted. We are currently evaluating how we will adopt this new guidance and the impact, if any, the adoption will have on our future results of operations and financial condition.
In June 2011, the FASB issued updated accounting guidance related to the presentation of comprehensive income; requiring companies to replace the statement of net income with a statement of comprehensive income. This guidance is effective for fiscal years beginning after December 15, 2011. Early adoption is not permitted. The adoption of this update will impact the presentation and disclosure of the Company’s financial statements but will not impact the Company’s results of operations, financial position, or cash flows.

5. Acquisitions
2010 Acquisitions
On December 8, 2010, the Company acquired Expert Parking, Inc. and Expert Parking Management, Inc. in a stock purchase transaction for a purchase price in the amount of $5,977 net of cash acquired, of which $3,597 was paid in cash, and $2,380 of estimated earn-out payments to be paid over five years, which are contingent upon achieving certain financial performance targets. Expert Parking, based in Philadelphia, Pennsylvania, operates and manages garages in Pennsylvania and New Jersey.
The net cash paid at the time of the acquisition of $3,597 consisted of accounts receivable of $569, intangible assets with finite lives of $3,150 and goodwill of $3,489, offset by accounts payable of $580, accrued expenses of $757 and long term liabilities of $2,274.
The acquisition represents an acquisition of a business and was accounted for using the purchase method of accounting. The purchase price allocation is based on preliminary estimates of goodwill. These estimates are subject to revision after the Company completes its fair value analysis. The Company financed the acquisition through additional term borrowings under the senior credit facility and existing cash. The results of operations of this acquisition are included in the Company’s consolidated statement of income from the date of acquisition.
The Company expensed acquisition related costs of $10 in 2011 and $207 in 2010. These costs are included in general and administrative expenses in the income statement. The amount of goodwill that is expected to be deductible for tax purposes is $1,396.
6. Leasehold Improvements, Equipment and Construction in Progress, Net
A summary of leasehold improvements, equipment, and construction in progress and related accumulated depreciation and amortization is as follows:

	Ranges of Estimated
	useful life	June 30, 2011	December 31, 2010
	(Unaudited)

Equipment	2-10 years	$35,949	$30,982
Leasehold improvements	Shorter of lease term
	or economic life up to
	10 years	10,027	9,642
Construction in progress		2,100	6,025

		48,076	46,649
Less accumulated depreciation and amortization		(31,373)	(29,810)

Leasehold improvements, equipment and construction in progress, net		$16,703	$16,839

Depreciation expense was $1,016 and $1,947 for the three and six months ended June 30, 2011, respectively, and $946 and $1,865 for the three and six months ended June 30, 2010, respectively. Depreciation includes gains on sale and abandonment of leasehold improvements and equipment of $47 and $36 for the three and six months ended June 30, 2011, respectively, and losses on the sale and abandonment of leasehold improvements and equipment of $19 and $37 for the three and six months ended June 30, 2010, respectively.
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
The balance of cost of contracts is comprised of the following:

	June 30, 2011	December 31, 2010
	(Unaudited)
Cost of contracts	$23,545	$23,273
Accumulated amortization	(8,782)	(7,645)

Cost of contracts, net	$14,763	$15,628

Amortization expense related to cost of contracts was $570 and $1,137 for the three and six months ended June 30, 2011, respectively, and $450 and $806 for the three and six months ended June 30, 2010 respectively. The weighted average useful life is 9.5 years for 2011 and 2010.
8. Goodwill
Goodwill is assigned to reporting units based upon the specific Region where the assets are acquired and associate goodwill resided.
The following table reflects the changes in the carrying amounts of goodwill by reported segment for the six months ended June 30, 2011 (unaudited).

	Region	Region	Region	Region
	One	Two	Three	Four	Total
Balance as of January 1, 2011	$65,664	$8,714	$35,241	$22,577	$132,196

Foreign currency translation	—	176	—	—	176

Balance as of June 30, 2011	$65,664	$8,890	$35,241	$22,577	$132,372

9. Long-Term Receivables, Net

	Amount Outstanding
	June 30, 2011	December 31, 2010
	(Unaudited)
Bradley International Airport
Deficiency payments	$12,240	$12,070
Other Bradley related, net	3,203	3,203
Valuation allowance	(2,484)	(2,484)

Total long-term receivables, net	$12,959	$12,789

Agreement
We entered into a 25-year agreement with the State of Connecticut that expires on April 6, 2025, under which we operate the surface parking and 3,500 garage parking spaces at Bradley International Airport located in the Hartford, Connecticut metropolitan area. The Company manages the facility for which it is expected to receive a management fee.
The parking garage was financed on April 6, 2000 through the issuance of $53,800 of State of Connecticut special facility revenue bonds, representing $47,700 non-taxable Series A bonds and a separate taxable issuance of $6,100 Series B bonds. The Series B bonds were retired on July 1, 2006 according to the terms of the indenture. The Bradley agreement provides that we deposit with a trustee for the bondholders all gross revenues collected from operations of the surface and garage parking, and from these gross revenues, the trustee pays debt service on the special facility revenue bonds outstanding, operating and capital maintenance expenses of the surface and garage parking facilities excluding our management fee discussed below, and specific annual guaranteed minimum payments to the State. Principal and interest on the Bradley special facility revenue bonds increase from approximately $3,600 in lease year 2002 to approximately $4,500 in lease year 2025. Annual guaranteed minimum payments to the State will increase from approximately $8,300 in lease year 2002 to approximately $13,200 in lease year 2024. The annual minimum guaranteed payment to the State by the trustee for the six months ended June 30, 2011 and 2010 was $5,028 and $4,925, respectively.
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
In the six months ended June 30, 2011, we made deficiency payments (net of repayments received) of $170. In addition we received $54 in premium income on deficiency payments from the trustee and we did not record or receive any interest income on deficiency repayments from the trustee. In the six months ended June 30, 2010, we made deficiency payments of $1,726 and we did not record or receive any interest and premium income related to deficiency repayments from the trustee. The receivable from the trustee for interest and premium income related to deficiency repayments was $0 as of June 30, 2011 and June 30, 2010.
The deficiency payments, if any, are recorded as a receivable by us for which we are reimbursed from time to time as provided in the trust agreement. As of June 30, 2011 and December 31, 2010, we have a receivable of $12,240 and $12,070, respectively, compromised of cumulative deficiency payments to the trustee, net of reimbursements. We believe these advances to be fully recoverable and therefore have not recorded a valuation allowance for them. We do not guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.
The Construction, Financing and Operating Special Facility Lease Agreement, which governs reimbursement of Guarantor Payments, places no time restriction or limits on our right to reimbursement.
The following table reconciles the beginning and ending balance of the receivable for each period presented:

	June 30, 2011	December 31, 2010
	(Unaudited)
Deficiency payments:
Balance at beginning of period	$12,070	$9,606
Deficiency payments made	549	2,724
Deficiency repayment received	(379)	(260)

Balance at end of period	12,240	12,070
Other Bradley related	3,203	3,203
Valuation allowance	(2,484)	(2,484)

Total long-term receivables	$12,959	$12,789

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
Cumulative management fees of $5,100 have not been recognized as of June 30, 2011 and no management fee income was recognized during the six months ending June 30, 2011 and 2010.
10. Borrowing Arrangements
Long-term borrowings, in order of preference, consist of:

	Amount Outstanding
	Due Date	June 30, 2011	December 31, 2010
	(Unaudited)
Revolving senior credit facility	June 2013	$84,000	$95,200
Capital lease obligations	Various	1,260	1,525
Obligations on seller notes and other	Various	1,111	1,177

		86,371	97,902
Less current portion		695	673

		$85,676	$97,229

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
We are in compliance with all of our financial covenants as of June 30, 2011.
The weighted average interest rate on our senior credit facility at June 30, 2011 and December 31, 2010 was 2.5% and 2.6%, respectively. The rate includes all outstanding LIBOR contracts, interest rate cap effect and letters of credit. The weighted average interest rate on outstanding borrowings, not including letters of credit, was 2.5% and 2.6% at June 30, 2011 and December 31, 2010, respectively.

At June 30, 2011, we had $16,773 of letters of credit outstanding under the senior credit facility, borrowings against the senior credit facility aggregated $84,000, and we had $59,279 available under the senior credit facility.
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
Our business is managed based on regions administered by executive vice presidents. The following is a summary of revenues (excluding reimbursed management contract revenue) and gross profit by regions for the three and six months ended June 30, 2011 and 2010. Information related to prior periods has been recast to conform to the current region alignment.
The Company has provided this business unit segment information for all comparable prior periods. Segment information is summarized as follows (in thousands):

	For the three months ended				For the six months ended
	June 30,	Gross	June 30,	Gross	June 30,	Gross	June 30,	Gross
	2011	Margin	2010	Margin	2011	Margin	2010	Margin
Revenues:
Region One
Lease contracts	$20,649		$18,309		$39,591		$35,344
Management contracts	13,340		12,000		26,595		23,906

Total Region One	33,989		30,309		66,186		59,250
Region Two
Lease contracts	682		561		1,340		1,307
Management contracts	3,911		4,825		12,658		12,931

Total Region Two	4,593		5,386		13,998		14,238
Region Three
Lease contracts	5,809		5,171		11,498		10,126
Management contracts	12,847		12,876		24,953		25,319

Total Region Three	18,656		18,047		36,451		35,445
Region Four
Lease contracts	10,048		10,110		19,963		20,485
Management contracts	12,025		12,325		23,772		19,873

Total Region Four	22,073		22,435		43,735		40,358
Other
Lease contracts	5		11		6		16
Management contracts	220		55		319		127

Total Other	225		66		325		143
Reimbursed revenue	100,126		100,757		201,250		206,812

Total revenues	$179,662		$177,000		$361,945		$356,246

Gross Profit
Region One
Lease contracts	$1,741	8%	$1,610	9%	$2,295	6%	$1,762	5%
Management contracts	7,420	56%	7,126	59%	14,130	53%	13,354	56%

Total Region One	9,161		8,736		16,425		15,116
Region Two
Lease contracts	49	7%	58	10%	152	11%	133	10%
Management contracts	1,211	31%	1,518	31%	2,957	23%	3,722	29%

Total Region Two	1,260		1,576		3,109		3,855
Region Three
Lease contracts	599	10%	432	8%	1,160	10%	800	8%
Management contracts	6,145	48%	6,476	50%	11,930	48%	12,231	48%

Total Region Three	6,744		6,908		13,090		13,031
Region Four
Lease contracts	656	7%	856	8%	1,230	6%	1,522	7%
Management contracts	4,009	33%	4,265	35%	8,156	34%	7,883	40%

Total Region Four	4,665		5,121		9,386		9,405
Other
Lease contracts	(138)	(2,760)%	(11)	(100)%	(224)	(3,733)%	73	456%
Management contracts	343	156%	418	760%	417	131%	424	334%

Total Other	205		407		193		497
Total gross profit	22,035		22,748		42,203		41,904
General and administrative expenses	11,597		12,218		22,779		23,778
General and administrative expense percentage of gross profit	53%		54%		54%		57%
Depreciation and amortization	1,677		1,570		3,210		3,030

Operating income	8,761		8,960		16,214		15,096
Other expenses (income):
Interest expense	1,180		1,398		2,349		2,888
Interest income	(113)		(52)		(173)		(105)

	1,067		1,346		2,176		2,783
Income before income taxes	7,694		7,614		14,038		12,313
Income tax expense	3,066		3,021		5,545		4,868

Net income	4,628		4,593		8,493		7,445
Less: Net income attributable to noncontrolling interest	85		85		171		92

Net income attributable to Standard Parking Corporation	$4,543		$4,508		$8,322		$7,353

Region One encompasses operations in Alabama, Connecticut, Delaware, District of Columbia, Florida, Georgia, Illinois, Kansas, Maine, Maryland, Massachusetts, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, and Wisconsin.
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
The CODM does not evaluate segments using discrete asset information.
12. Comprehensive Income
Comprehensive income consists of the following components, net of tax (unaudited):

	For the three months ended		For the six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net income	$4,628	$4,593	$8,493	$7,445
Revaluation of interest rate cap	(39)	(201)	(68)	(360)
Effect of foreign currency translation	(46)	(176)	47	(34)

Comprehensive income	4,543	4,216	8,472	7,051
Less: comprehensive income attributable to noncontrolling interest	85	85	171	92

Comprehensive income attributable to Standard Parking Corporation	$4,458	$4,131	$8,301	$6,959

13. Income Taxes
For the three months ended June 30, 2011, the Company recognized income tax expense of $3,066 on pre-tax earnings of $7,694 compared to $3,021 income tax expense on pre-tax earnings of $7,614 for the three months ended June 30, 2010. For the six months ended June 30, 2011, the Company recognized income tax expense of $5,545 on pre-tax earnings of $14,038 compared to $4,868 income tax expense on pre-tax earnings of $12,313 for the six months ended June 30, 2010. Income tax expense is based on a projected effective tax rate of approximately 39.5% for the six months ended June 30, 2011 compared to approximately 39.5% for the six months ended June 30, 2010. The Company’s effective tax rate did not change compared to the six months ended June 30, 2010.
As of June 30, 2011, the Company has not identified any uncertain tax positions that would have a material impact on the Company’s financial position. The Company recognizes potential interest and penalties related to uncertain tax positions, if any, in income tax expense.
The tax years that remain subject to examination for the Company’s major tax jurisdictions at June 30, 2011 are shown below:

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

15. Fair Value Measurement
The Company applies the accounting standards for fair value measurements and disclosures for its financial assets and financial liabilities. The guidance requires disclosures about assets and liabilities measured at fair value. The Company’s financial assets relate to the interest rate cap of $32 and the Company’s financial liabilities relate to contingent earn-out payments of $6,484 as of June 30, 2011.
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
The significant inputs used to derive the fair value of the amounts due to seller include financial forecasts of future operating results, the probability of reaching the forecast and the associated discount rate. The probability of the contingent consideration ranges from 20% to 95%, with a weighted average discount rate of 13%. The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis and the basis of measurement at June 30, 2011:

	Total Fair Value
	Measurement	Level 1	Level 2	Level 3
Assets:
Interest Rate Cap	$32	$—	$32	$—
Liabilities:
Due to seller	$6,484	$—	$—	$6,484
The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3):

Due to Seller
Balance at December 31, 2010	$6,807
Contingent earn-out payments-payments made to seller	—
Contingent earn-out payments-change in fair value	(323)

Balance at June 30, 2011	$6,484

For the six months ended June 30, 2011, the Company recorded adjustments to the original contingent consideration obligation recorded upon the acquisition of Gameday Management Group U.S. The adjustments were the result of using revised forecasts and updated fair value measurements that adjusted the Company’s potential earn-out payments related to the purchase of this business.
For the three and six months ended June 30, 2011, the Company recognized a benefit of $207 and $323, respectively, which is included in general and administrative expenses in the statement of income due to the change in fair value measurements using a level three valuation technique.

16. Stock Repurchases
2011 Stock Repurchases
In June 2011, our Board of Directors authorized us to repurchase shares of our common stock, on the open market, up to $20,000 in aggregate and cancelled a prior authorization from 2008.
During the second quarter of 2011, we repurchased 27,803 shares from third party shareholders at an average price of $15.52 per share, including average commissions of $0.03 per share, on the open market. The total value of the second quarter transactions was $431. At June 30, 2011, 27,803 shares were held as treasury stock. In July 2011 we returned the shares to authorized and unissued.
As of June 30, 2011, $19,569 remained available for repurchase under the June 2011 authorization by the Board of Directors.
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
We operate our clients’ properties through two types of arrangements: management contracts and leases. Under a management contract, we typically receive a base monthly fee for managing the facility, and we may also receive an incentive fee based on the achievement of facility performance objectives. We also receive fees for ancillary services. Typically, all of the underlying revenue and expenses under a standard management contract flow through to our clients rather than to us. However, some management contracts, which are referred to as “reverse” management contracts, usually provide for larger management fees and require us to pay various costs. Under lease arrangements, we generally pay to the property owner either a fixed annual rent, a percentage of gross customer collections or a combination thereof. We collect all revenue under lease arrangements and we are responsible for most operating expenses, but we are typically not responsible for major maintenance, capital expenditures or real estate taxes. Margins for lease contracts vary significantly, not only due to operating performance, but also due to variability of parking rates in different cities and varying space utilization by parking facility type and location. As of June 30, 2011, we operated approximately 90% of our locations under management contracts and approximately 10% of our locations under leases. For the six months ended June 30, 2011, we derived approximately 89% of our gross profit under management contracts and approximately 11% of our gross profit under leases.
In evaluating our financial condition and operating performance, management’s primary focus is on our gross profit, total general and administrative expenses and general and administrative expenses as a percentage of our gross profit. Although the underlying economics to us of management contracts and leases are similar, the manner in which we are required to account for them differs. Revenue from leases includes all gross customer collections derived from our leased locations (net of parking tax), whereas revenue from management contracts only includes our contractually agreed upon management fees and amounts attributable to ancillary services. Gross customer collections at facilities under management contracts, therefore, are not included in our revenue. Accordingly, while a change in the proportion of our operating agreements that are structured as leases versus management contracts may cause significant fluctuations in reported revenue and expense of parking services, that change will not artificially affect our gross profit. For example, as of June 30, 2011, we operated approximately 90% of our locations under management contracts, and for the six months ended June 30, 2011, we derived approximately 89% of our gross profit under management contracts. Only approximately 55% of total revenue (excluding reimbursed management contract revenue), however, was from management contracts because under those contracts the revenue collected from parking customers belongs to our clients. Therefore, gross profit and total general and administrative expenses, rather than revenue, are management’s primary focus.

General Business Trends
We believe that sophisticated commercial real estate developers and property managers and owners recognize the opportunity for parking and related services to be a profit generator rather than a cost center. Often, the parking experience makes both the first and the last impressions on their properties’ tenants and visitors. By outsourcing these services, they are able to capture additional profit by leveraging the unique operational skills and controls that an experienced parking management company can offer. Our ability to consistently deliver a uniformly high level of parking and related services and maximize the profit to our clients improves our ability to win contracts and retain existing locations. Our location retention rate for the twelve-month period ended June 30, 2011 was approximately 91%, compared to approximately 89% for the twelve-month period ended June 30, 2010, which also reflects our decision not to renew, or to terminate, unprofitable contracts.
For the six months ended June 30, 2011 compared to the six months ended June 30, 2010, average gross profit per location increased by 3.2% from $19.3 thousand to $19.9 thousand due primarily to an increase in same location gross profit..
Summary of Operating Facilities
We focus our operations in core markets where a concentration of locations improves customer service levels and operating margins. The following table reflects our facilities operated at the end of the periods indicated:

	June 30, 2011	December 31, 2010	June 30, 2010
Managed facilities	1,913	1,907	1,966
Leased facilities	211	212	210

Total facilities	2,124	2,119	2,176

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
Our business is managed based on regions administered by executive vice presidents. The following is a summary of revenues (excluding reimbursed management contract revenue) by region for the three and six months ended June 30, 2011 and 2010. Information related to prior years has been recast to conform to the new region alignment.
Region One encompasses operations in Alabama, Connecticut, Delaware, District of Columbia, Florida, Georgia, Illinois, Kansas, Maine, Maryland, Massachusetts, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, and Wisconsin.
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
Three Months ended June 30, 2011 Compared to Three Months ended June 30, 2010
Segment revenue information is summarized as follows:

	Three Months Ended June 30,
	Region One		Region Two		Region Three		Region Four		Other		Total		Variance
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	Amount	%
	(in millions)
Lease contract revenue:
New location	$2.9	$0.1	$—	$—	$0.8	$0.2	$—	$—	$—	$—	$3.7	$0.3	$3.4	1133.3
Contract expirations	—	0.8	—	—	—	0.1	—	0.3	—	—	—	1.2	(1.2)	(100.0)
Same location	17.8	17.0	0.7	0.6	5.0	4.9	10.0	9.9	—	—	33.5	32.4	1.1	3.4
Conversions	—	0.3	—	—	—	—	—	—	—	—	—	0.3	(0.3)	(100.0)

Total lease contract revenue	$20.7	$18.2	$0.7	$0.6	$5.8	$5.2	$10.0	$10.2	$—	$—	$37.2	$34.2	$3.0	8.8

Management contract revenue:
New location	$1.4	$0.1	$0.3	$—	$0.9	$0.1	$0.6	$0.3	$—	$—	$3.2	$0.5	$2.7	540.0
Contract expirations	0.2	1.7	—	2.0	0.1	1.1	—	0.2	—	—	0.3	5.0	(4.7)	(94.0)
Same location	11.7	10.2	3.6	2.8	11.9	11.7	11.4	11.9	0.2	—	38.8	36.6	2.2	6.0
Conversions	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Total management contract revenue	$13.3	$12.0	$3.9	$4.8	$12.9	$12.9	$12.0	$12.4	$0.2	$—	$42.3	$42.1	$0.2	0.5

Parking services revenue — lease contracts. Lease contract revenue increased $3.0 million, or 8.8%, to $37.2 million for the three months ended June 30, 2011, compared to $34.2 million for the three months ended June 30, 2010. The increase resulted primarily from increases in revenue from new locations, partially offset by decreases in revenue from contract expirations and conversions. Same location revenue for those facilities, which as of June 30, 2011 are the comparative periods for the two years presented, increased 3.4%. The increase in same location revenue was due to increases in short-term parking revenue of $1.0 million, or 4.0%, and increases in monthly parking revenue of $0.1 million, or 1.3%. Revenue associated with contract expirations relates to contracts that expired during the current period.
Parking services revenue — management contracts. Management contract revenue increased $0.2 million, or 0.5%, to $42.3 million for the three months ended June 30, 2011, compared to $42.1 million for the three months ended June 30, 2010. The increase resulted primarily from new locations, which was offset by the decrease in revenue from contract expirations. Same locations revenue for those facilities, which as of June 30, 2011 are the comparative periods for the two years presented, increased 6.0%, primarily due to increased fees from reverse management locations and ancillary services.
Reimbursed management contract revenue. Reimbursed management contract revenue decreased $0.6 million, or 0.6%, to $100.1 million for the three months ended June 30, 2011, compared to $100.8 million for the three months ended June 30, 2010. This decrease resulted from reduced reimbursements for costs incurred on behalf of owners.
Lease contract revenue increased primarily due to new locations in regions one and three combined with same location revenue in all four operating regions. This was partially offset by decreases in contract expirations regions one, three and four, combined with decreases in conversion to management agreements in regions one. Same location revenue increases for the aforementioned regions were primarily due to increases in short-term and monthly parking revenue.
Management contract revenue increased primarily due to new location revenue in all four operating regions combined with same location revenue in all regions. This was partially offset by contract expirations in all four operating regions. The increases in same location revenue were primarily due to an increase in fees from reverse management locations and ancillary services. For comparability purposes, revenue associated with contract expirations relate to the contracts that expired during the current period.

Segment cost of parking services information is summarized as follows:

	Three Months Ended June 30,
	Region One		Region Two		Region Three		Region Four		Other		Total		Variance
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	Amount	%
	(in millions )
Cost of parking services lease contracts:
New location	$2.7	$0.1	$0.1	$—	$0.7	$0.1	$—	$—	$—	$—	$3.5	$0.2	$3.3	1650.0
Contract expirations	—	0.7	—	—	—	0.1	0.1	0.3	—	—	0.1	1.1	(1.0)	(90.9)
Same location	16.2	15.5	0.6	0.5	4.5	4.5	9.2	9.0	0.2	0.1	30.7	29.6	1.1	3.7
Conversions	—	0.3	—	—	—	—	—	—	—	—	—	0.3	(0.3)	(100.0)

Total cost of parking services lease contracts	$18.9	$16.6	$0.7	$0.5	$5.2	$4.7	$9.3	$9.3	$0.2	$0.1	$34.3	$31.2	$3.1	9.9

Cost of parking services management contracts:
New location	$0.5	$—	$0.2	$—	$0.5	$—	$0.7	$0.2	$(0.2)	$—	$1.7	$0.2	$1.5	750.0
Contract expirations	0.2	0.9	—	1.6	0.1	0.2	—	0.1	—	—	0.3	2.8	(2.5)	(89.3)
Same location	5.2	4.0	2.5	1.7	6.2	6.2	7.3	7.7	—	(0.3)	21.2	19.3	1.9	9.8
Conversions	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Total cost of parking services management contracts	$5.9	$4.9	$2.7	$3.3	$6.8	$6.4	$8.0	$8.0	$(0.2)	$(0.3)	$23.2	$22.3	$0.9	4.0

Cost of parking services — lease contracts. Cost of parking services for lease contracts increased $3.1 million, or 9.9%, to $34.3 million for the three months ended June 30, 2011, compared to $31.2 million for the three months ended June 30, 2010. The increase resulted primarily from increases in costs from new locations, which was partially offset by decreases in contract expirations and fewer locations that converted from management contracts during the current year. Same locations costs for those facilities, which as of June 30, 2011 are the comparative for the two years presented, increased 3.7%. Same location costs increased $0.1 million due to payroll and payroll-related expenses, $0.6 million due to rent expense, primarily as a result of contingent rental payments on the increase in revenue for same locations, and $0.4 million related to other operating costs.
Cost of parking services — management contracts. Cost of parking services for management contracts increased $0.9 million, or 4.0%, to $23.2 million for the three months ended June 30, 2011, compared to $22.3 million for the three months ended June 30, 2010. The increase resulted from increases in costs related to new reverse management locations, which was offset by the decrease in costs from contract expirations. Same location costs for those facilities, which as of June 30, 2011 are the comparative for the two years presented, increased 9.8%. Same location increase in operating expenses for management contracts primarily resulted from increases in costs associated with reverse management contracts and the cost of providing management services. Same location cost also includes an unfavorable change in insurance loss experience reserve estimates relating to prior years of $0.8 million, which was offset by a favorable health insurance dividend related to prior years of $0.8 million.
Reimbursed management contract expense. Reimbursed management contract expense decreased $0.6 million, or 0.6%, to $100.1 million for the three months ended June 30, 2011, compared to $100.8 million for the three months ended June 30, 2010. This decrease resulted from reduced reimbursed costs incurred on the behalf of owners.
Cost of parking services for lease contracts increased primarily due to new locations in regions one, two and three combined with same locations in regions one, two, four and other, which was partially offset by contract expirations in regions one, three and four and conversion to management contracts which impacted region one. Same location cost increased primarily due to increases in payroll, payroll related costs, increases in contingent rent payments on the increase in revenue, and other operating costs.
Cost of parking services for management contracts increased in all four operating regions due to new locations combined with increases in same locations for regions one, two and other. Partially offsetting, were decreases due to contract expirations in all four operating regions. Same location cost increases primarily resulted from increases in costs associated with reverse management contracts and the cost of providing management services. The other region amounts in same location primarily represent prior year insurance reserve adjustments.

Segment gross profit/gross profit percentage information is summarized as follows:

	Three Months Ended June 30,
	Region One		Region Two		Region Three		Region Four		Other		Total		Variance
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	Amount	%
	(in millions)
Gross profit lease contracts:
New location	$0.2	$—	$(0.1)	$—	$0.1	$0.1	$—	$—	$—	$—	$0.2	$0.1	$0.1	100.0
Contract expirations	—	0.1	—	—	—	—	(0.1)	—	—	—	(0.1)	0.1	(0.2)	(200.0)
Same location	1.6	1.5	0.1	0.1	0.5	0.4	0.8	0.9	(0.2)	(0.1)	2.8	2.8	—	—
Conversions	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Total gross profit lease contracts	$1.8	$1.6	$—	$0.1	$0.6	$0.5	$0.7	$0.9	$(0.2)	$(0.1)	$2.9	$3.0	$(0.1)	(3.3)

(percentages)
Gross profit percentage lease contracts:
New location	6.9	—	—	—	12.5	50.0	—	—	—	—	5.4	33.3
Contract expirations	—	12.5	—	—	—	—	—	—	—	—	—	8.3
Same location	9.0	8.8	14.3	16.7	10.0	8.2	8.0	9.1	—	—	8.4	8.6
Conversions	—	—	—	—	—	—	—	—	—	—	—	—

Total gross profit percentage	8.7	8.8	—	16.7	10.3	9.6	7.0	8.8	—	—	7.8	8.8

(in millions)
Gross profit management contracts:
New location	$0.9	$0.1	$0.1	$—	$0.4	$0.1	$(0.1)	$0.1	$0.2	$—	$1.5	$0.3	$1.2	400.0
Contract expirations	—	0.8	—	0.4	—	0.9	—	0.1	—	—	—	2.2	(2.2)	(100.0)
Same location	6.5	6.2	1.1	1.1	5.7	5.5	4.1	4.2	0.2	0.3	17.6	17.3	0.3	1.7
Conversions	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Total gross profit management contracts	$7.4	$7.1	$1.2	$1.5	$6.1	$6.5	$4.0	$4.4	$0.4	$0.3	$19.1	$19.8	$(0.7)	(3.5)

(percentages)
Gross profit percentage management contracts:
New location	64.3	100.0	33.3	—	44.4	100.0	(16.7)	33.3	—	—	46.9	60.0
Contract expirations	—	47.1	—	20.0	—	81.8	—	50.0	—	—	—	44.0
Same location	55.6	60.8	30.6	39.3	47.9	47.0	36.0	35.3	100.0	—	45.4	47.3
Conversions	—	—	—	—	—	—	—	—	—	—	—	—

Total gross profit percentage	55.6	59.2	30.8	31.3	47.3	50.4	33.3	35.5	200.0	—	45.2	47.0

Gross profit — lease contracts. Gross profit for lease contracts decreased $0.1 million, or 3.3%, to $2.9 million for the three months ended June 30, 2011, compared to $3.0 million for the three months ended June 30, 2010. Gross profit percentage for lease contracts decreased to 7.8% for the three months ended June 30, 2011, compared to 8.8% for the three months ended June 30, 2010. Gross profit lease contracts decreases were primarily the result of contract expirations, partially offset by new locations. Gross profit lease contracts decreases on same locations remained flat for the comparative period. Gross profit percentage on new locations accounted for most of the decline on a percentage basis.
Gross profit — management contracts. Gross profit for management contracts decreased $0.7 million, or 3.5%, to $19.1 million for the three months ended June 30, 2011, compared to $19.8 million in for the three months ended June 30, 2010. Gross profit percentage for management contracts decreased to 45.2% for the three months ended June 30, 2011, compared to 47.0% for the three months ended June 30, 2010. Gross profit for management contracts decreases were primarily the result of contract expirations, partially offset by new locations and same locations. Gross profit management contracts increases on same locations were primarily the result of increased revenue associated with increased fees from reverse management locations and ancillary services. Gross profit percentage on contract expirations and new locations accounted for most of the decline on a percentage basis.
Gross profit for lease contracts decreased primarily due to contract expirations in region one, partially offset by new locations region one. Gross profit for lease contracts on same locations remained flat for the comparative period.
Gross profit for management contracts decreased primarily due to contract expirations in all four operating regions, partially offset by new locations in regions one, two, three and other, and increases in same locations in regions one and three. Gross profit management contracts increases on same locations were primarily the result of increased revenue associated with increased fees from reverse management locations and ancillary services. The other region amounts in same location primarily represent prior year insurance reserve adjustments.
General and administrative expenses. General and administrative expenses decreased $0.6 million, or 5.1%, to $11.6 million for the three months ended June 30, 2011, compared to $12.2 million for the three months ended June 30, 2010. This decrease was primarily related to payroll and payroll-related expenses of $0.2 million, cost savings from process efficiencies of $0.8 million, partially offset by acquisition related expenses of $0.4 million.
Interest expense. Interest expense decreased $0.2 million, or 15.6%, to $1.2 million for the three months ended June 30, 2011, as compared to $1.4 million for the three months ended June 30, 2010. This decrease resulted primarily from a decrease in our long-term borrowings.
Interest income. Interest income was $0.1 million for the three months ended June 30, 2011 and did not change significantly compared to the three months ended June 30, 2010.

Income tax expense. Income tax expense increased $0.1 million, or 1.5%, to $3.1 million for the three months ended June 30, 2011, as compared to $3.0 million for the three months ended June 30, 2010. An increase in our pre-tax income resulted in the $0.1 million increase in income tax expense. Our effective tax rate was 39.8% for the three months ended June 30, 2011 and 39.7% for the three months ended June 30, 2010.
Six Months ended June 30, 2011 Compared to Six Months ended June 30, 2010
Segment revenue information is summarized as follows:

	Six Months Ended June 30,
	Region One		Region Two		Region Three		Region Four		Other		Total		Variance
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	Amount	%
	(in millions)
Lease contract revenue:
New location	$5.4	$0.1	$—	$—	$1.5	$0.2	$—	$—	$—	$—	$6.9	$0.3	$6.6	2200.0
Contract expirations	0.1	1.6	—	0.2	0.1	0.3	—	0.5	—	—	0.2	2.6	(2.4)	(92.3)
Same location	34.1	32.9	1.3	1.1	9.9	9.7	20.0	19.4	—	—	65.3	63.1	2.2	3.5
Conversions	—	0.7	—	—	—	—	—	0.6	—	—	—	1.3	(1.3)	(100.0)

Total lease contract revenue	$39.6	$35.3	$1.3	$1.3	$11.5	$10.2	$20.0	$20.5	$—	$—	$72.4	$67.3	$5.1	7.6

Management contract revenue:
New location	$2.9	$0.2	$1.1	$0.1	$1.8	$0.3	$9.6	$4.4	$—	$—	$15.4	$5.0	$10.4	208.0
Contract expirations	0.9	3.7	—	6.8	0.3	2.4	0.1	0.3	—	—	1.3	13.2	(11.9)	(90.2)
Same location	22.8	20.1	11.5	6.1	22.8	22.6	14.0	15.1	0.3	—	71.4	63.9	7.5	11.7
Conversions	—	—	—	—	—	—	0.2	0.1	—	—	0.2	0.1	0.1	100.0

Total management contract revenue	$26.6	$24.0	$12.6	$13.0	$24.9	$25.3	$23.9	$19.9	$0.3	$—	$88.3	$82.2	$6.1	7.4

Parking services revenue — lease contracts. Lease contract revenue increased $5.1 million, or 7.6%, to $72.4 million for the six months ended June 30, 2011, compared to $67.3 million for the six months ended June 30, 2010. The increase resulted primarily from increases in revenue from new locations, partially offset by decreases in revenue from contract expirations and conversions. Same location revenue for those facilities, which as of June 30, 2011 are the comparative periods for the two years presented, increased 3.5%. The increase in same location revenue was due to increases in short-term parking revenue of $1.8 million, or 3.8%, and increases in monthly parking revenue of $0.4 million, or 2.2%. Revenue associated with contract expirations relates to contracts that expired during the current period.
Parking services revenue — management contracts. Management contract revenue increased $6.1 million, or 7.4%, to $88.3 million for the six months ended June 30, 2011, compared to $82.2 million for the six months ended June 30, 2010. The increase resulted primarily from new locations and conversions, which was offset by the decrease in revenue from contract expirations. Same locations revenue for those facilities, which as of June 30, 2011 are the comparative periods for the two years presented, increased 11.7%, primarily due to increased fees from reverse management locations and ancillary services.
Reimbursed management contract revenue. Reimbursed management contract revenue decreased $5.6 million, or 2.7%, to $201.3 million for the six months ended June 30, 2010, compared to $206.8 million for the six months ended June 30, 2010. This decrease resulted from reduced reimbursed costs incurred on behalf of owners.
Lease contract revenue increased primarily due to new locations in regions one and three combined with same location revenue in all four operating regions. This was partially offset by decreases in contract expirations in all four operating regions, combined with decreases in conversion to management agreements in regions one and four. Same location revenue increases for the aforementioned regions were primarily due to increases in short-term and monthly parking revenue.
Management contract revenue increased primarily due to new location revenue in all four operating regions combined with same location revenue in regions one, two, three and other and conversions to lease agreements in region four. This was partially offset with by contract expirations in all four operating regions. The increases in same location revenue were primarily due to an increase in fees from reverse management locations and ancillary services. For comparability purposes, revenue associated with contract expirations relate to the contracts that expired during the current period.

Segment cost of parking services information is summarized as follows:

	Six Months Ended June 30,
	Region One		Region Two		Region Three		Region Four		Other		Total		Variance
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	Amount	%
	(in millions )
Cost of parking services lease contracts:
New location	$5.2	$0.1	$0.1	$—	$1.4	$0.2	$—	$—	$—	$—	$6.7	$0.3	$6.4	2133.3
Contract expirations	0.1	1.5	—	0.2	0.1	0.2	0.2	0.6	—	—	0.4	2.5	(2.1)	(84.0)
Same location	32.0	31.2	1.1	1.0	8.8	8.9	18.6	17.9	0.2	—	60.7	59.0	1.7	2.9
Conversions	—	0.7	—	—	—	—	—	0.5	—	—	—	1.2	(1.2)	(100.0)

Total cost of parking services lease contracts	$37.3	$33.5	$1.2	$1.2	$10.3	$9.3	$18.8	$19.0	$0.2	$—	$67.8	$63.0	$4.8	7.6

Cost of parking services management contracts:
New location	$1.0	$—	$0.9	$0.1	$0.9	$0.1	$9.1	$4.2	$—	$—	$11.9	$4.4	$7.5	170.5
Contract expirations	0.9	1.9	—	5.7	0.1	0.7	—	0.2	—	—	1.0	8.5	(7.5)	(88.2)
Same location	10.5	8.7	8.8	3.4	12.0	12.2	6.4	7.5	—	(0.3)	37.7	31.5	6.2	19.7
Conversions	—	—	—	—	—	—	0.1	0.1	—	—	0.1	0.1	—	—

Total cost of parking services management contracts	$12.4	$10.6	$9.7	$9.2	$13.0	$13.0	$15.6	$12.0	$—	$(0.3)	$50.7	$44.5	$6.2	13.9

Cost of parking services — lease contracts. Cost of parking services for lease contracts increased $4.8 million, or 7.6%, to $67.8 million for the six months ended June 30, 2011, compared to $63.0 million for the six months ended June 30, 2010. The increase resulted primarily from increases in costs from new locations, which was partially offset by decreases in contract expirations and fewer locations that converted from management contracts during the current year. Same locations costs for those facilities, which as of June 30, 2011 are the comparative for the two years presented, increased 2.9%. Same location costs increased $0.1 million due to payroll and payroll-related expenses, $1.2 million due to rent expense, primarily as a result of contingent rental payments on the increase in revenue for same locations, and $0.4 million related to other operating costs.
Cost of parking services — management contracts. Cost of parking services for management contracts increased $6.2 million, or 13.9%, to $50.7 million for the six months ended June 30, 2011, compared to $44.5 million for the six months ended June 30, 2010. The increase resulted from increases in costs related to new reverse management locations, which was offset by the decrease in costs from contract expirations. Same location costs for those facilities, which as of June 30, 2011 are the comparative for the two years presented, increased 19.7%. Same location increase in operating expenses for management contracts primarily resulted from increases in costs associated with reverse management contracts and the cost of providing management services. Same location cost also includes an unfavorable change in insurance loss experience reserve estimates relating to prior years of $0.8 million, which was offset by a favorable health insurance dividend related to prior years of $0.8 million.
Reimbursed management contract expense. Reimbursed management contract expense decreased $5.6 million, or 2.7%, to $201.3 million, for the six months ended June 30, 2011, compared to $206.8 million for the six months ended June 30, 2010. This decrease resulted from reduced reimbursed cost incurred on the behalf of owners.
Cost of parking services for lease contracts increased primarily due to new locations in regions one, two and three combined with same locations in regions one, two, four and other, which was partially offset by contract expirations in all four operating regions and conversions in regions one and four. Same location cost increased primarily due to increases in payroll, payroll related costs, increases in contingent rent payments on the increase in revenue, and other operating costs.
Cost of parking services for management contracts increased in all four operating regions due to new locations combined with increases in same locations for regions one, two and other. Partially offsetting, were decreases due to contract expirations in all four operating regions. Same location cost increases primarily resulted from increases in costs associated with reverse management contracts and the cost of providing management services. The other region amounts in same location primarily represent prior year insurance reserve adjustments.

Segment gross profit/gross profit percentage information is summarized as follows:

	Six Months Ended June 30,
	Region One		Region Two		Region Three		Region Four		Other		Total		Variance
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	Amount	%
	(in millions)
Gross profit lease contracts:
New location	$0.2	$—	$(0.1)	$—	$0.1	$—	$—	$—	$—	$—	$0.2	$—	$0.2	100.0
Contract expirations	—	0.1	—	—	—	0.1	(0.2)	(0.1)	—	—	(0.2)	0.1	(0.3)	(300.0)
Same location	2.1	1.7	0.2	0.1	1.1	0.8	1.4	1.5	(0.2)	—	4.6	4.1	0.5	12.2
Conversions	—	—	—	—	—	—	—	0.1	—	—	—	0.1	(0.1)	(100.0)

Total gross profit lease contracts	$2.3	$1.8	$0.1	$0.1	$1.2	$0.9	$1.2	$1.5	$(0.2)	$—	$4.6	$4.3	$0.3	7.0

(percentages)
Gross profit percentage lease contracts:
New location	3.7	—	—	—	6.7	—	—	—	—	—	2.9	—
Contract expirations	—	6.3	—	—	—	33.3	—	(20.0)	—	—	(100.0)	3.8
Same location	6.2	5.2	15.4	9.1	11.1	8.2	7.0	7.7	—	—	7.0	6.5
Conversions	—	—	—	—	—	—	—	16.7	—	—	—	7.7

Total gross profit percentage	5.8	5.1	7.7	7.7	10.4	8.8	6.0	7.3	—	—	6.4	6.4

(in millions)
Gross profit management contracts:
New location	$1.9	$0.2	$0.2	$—	$0.9	$0.2	$0.5	$0.2	$—	$—	$3.5	$0.6	$2.9	483.3
Contract expirations	—	1.8	—	1.1	0.2	1.7	0.1	0.1	—	—	0.3	4.7	(4.4)	(93.6)
Same location	12.3	11.4	2.7	2.7	10.8	10.4	7.6	7.6	0.3	0.3	33.7	32.4	1.3	4.0
Conversions	—	—	—	—	—	—	0.1	—	—	—	0.1	—	0.1	—

Total gross profit management contracts	$14.2	$13.4	$2.9	$3.8	$11.9	$12.3	$8.3	$7.9	$0.3	$0.3	$37.6	$37.7	$(0.1)	(0.3)

(percentages)
Gross profit percentage management contracts:
New location	65.5	100.0	18.2	—	50.0	66.7	5.2	4.5	—	—	22.7	12.0
Contract expirations	—	48.6	—	16.2	66.7	70.8	100.0	33.3	—	—	23.1	35.6
Same location	53.9	56.7	23.5	44.3	47.4	46.0	54.3	50.3	100.0	—	47.2	50.7
Conversions	—	—	—	—	—	—	50.0	—	—	—	50.0	—

Total gross profit percentage	53.4	55.8	23.0	29.2	47.8	48.6	34.7	39.7	100.0	—	42.6	45.9

Gross profit — lease contracts. Gross profit for lease contracts increased $0.3 million, or 7.0%, to $4.6 million for the six months ended June 30, 2011, compared to $4.3 million for the six months ended June 30, 2010. Gross profit percentage for lease contracts remained flat at 6.4% for the comparative periods presented. Gross profit lease contracts increases were primarily the result of new locations, offset by contract expirations and conversions. Gross profit lease contracts increases on same locations were primarily the result of increases in short-term and monthly parking revenue.
Gross profit — management contracts. Gross profit for management contracts decreased $0.1 million, or 0.3%, to $37.6 million for the six months ended June 30, 2011, compared to $37.7 million in for the three months ended June 30, 2010. Gross profit percentage for management contracts decreased to 42.6% for the six months ended June 30, 2011, compared to 45.9% for the six months ended June 30, 2010. Gross profit for management contracts decreases were primarily the result of contract expirations, partially offset by new locations, same locations and conversions. Gross profit management contracts increases on same locations were primarily the result of increased revenue associated with increased fees from reverse management locations and ancillary services. Gross profit percentage on contract expirations and same locations accounted for most of the decline on a percentage basis.
Gross profit for lease contracts decreased primarily due to contract expirations in regions one, three and four combined with conversions in region four, partially offset by new locations in regions one and three and same locations in regions one, two and three. Gross profit lease contracts on same locations increased primarily due to increases in short-term and monthly parking revenue.
Gross profit for management contracts decreased primarily due to contract expirations in regions one, two and three, partially offset by new locations in all four operating regions, same locations in regions one and three, and conversions in region four. Gross profit for management contracts increases on same locations were primarily the result of increased revenue associated with increased fees from reverse management locations and ancillary services. The other region amounts in same location primarily represent prior year insurance reserve adjustments.
General and administrative expenses. General and administrative expenses decreased $1.0 million, or 4.2%, to $22.8 million for the six months ended June 30, 2011, compared to $23.8 million for the six months ended June 30, 2010. This decrease was primarily the result of cost savings from process efficiencies of $1.6 million, partially offset by payroll and payroll-related expenses of $0.2 million and acquisition related expenses of $0.4 million.
Interest expense Interest expense decreased $0.5 million, or 18.7%, to $2.4 million for the six months ended June 30, 2011, as compared to $2.9 million for the six months ended June 30, 2010. This decrease resulted primarily from a decrease in our long-term borrowings.

Interest income. Interest income was $0.2 million for the six months ended June 30, 2011 and did not change significantly compared to $0.1 million for the six months ended June 30, 2010.
Income tax expense. Income tax expense increased $0.6 million, or 13.9%, to $5.5 million for the six months ended June 30, 2011, as compared to $4.9 million for the six months ended June 30, 2010. An increase in our pre-tax income resulted in a $0.6 million increase in income tax expense. Our effective tax rate was 39.5% for the six months ended June 30, 2011 and 2010.
Liquidity and Capital Resources
Outstanding Indebtedness
On June 30, 2011, we had total indebtedness of approximately $86.4 million, a decrease of $11.5 million from December 31, 2010. The $86.4 million includes:
•	$84.0 million under our senior credit facility; and
•	$2.4 million of other debt including capital lease obligations and obligations on seller notes and other indebtedness.
We believe that our cash flow from operations, combined with availability under our senior credit facility, which amounted to $59.3 million at June 30, 2011, will be sufficient to enable us to pay our indebtedness, or to fund other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before their respective maturities. We believe that we will be able to refinance our indebtedness on commercially reasonable terms.
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
The weighted average interest rate on our senior credit facility at June 30, 2011 and December 31, 2010 was 2.5% and 2.6%, respectively. The rate includes all outstanding LIBOR contracts, interest rate cap effect and letters of credit. The weighted average interest rate on outstanding borrowings, not including letters of credit, was 2.5% and 2.6% at June 30, 2011 and December 31, 2010, respectively.
At June 30, 2011, we had $16.8 million of letters of credit outstanding under the senior credit facility, borrowings against the senior credit facility aggregated $84.0 million and we had $59.3 million available under the senior credit facility.

Interest Rate Cap Transactions
We do not enter into derivative instruments for any purpose other than cash flow hedging purposes.
On February 22, 2010, we entered into interest rate cap agreements with Wells Fargo Bank N.A. (“Wells Fargo”) and Fifth Third Bank (“Fifth Third”), allowing us to limit our exposure on a portion of our borrowings under our senior credit facility (“Rate Cap Transactions”). Pursuant to two separate letter agreements between the Company and Wells Fargo and Fifth Third, respectively, we will receive payments from Wells Fargo and Fifth Third each quarterly period to the extent that the prevailing three-month LIBOR during that period exceeds our cap rate of 3.25%. The Rate Cap Transactions became effective March 31, 2010, and settle each quarter on a date that is intended to coincide with our quarterly interest payments dates under our senior credit facility. The Rate Cap Transactions cap our LIBOR interest rate on a notional amount of $50 million at 3.25% for a total of 39 months. These Rate Cap Transactions are classified as a cash flow hedge, and we calculate the effectiveness of the hedge on a quarterly basis. The ineffective portion of the cash flow hedge is recognized in current period earnings as an increase of interest expense. The fair value of the interest rate cap at June 30, 2011 is $32 thousand and is included in prepaid expenses.
Stock Repurchases
2011 Stock Repurchases
In June 2011, our Board of Directors authorized us to repurchase shares of our common stock, on the open market, up to $20.0 million in aggregate and cancelled a prior authorization from 2008.
During the second quarter of 2011, we repurchased 27,803 shares from third party shareholders at an average price of $15.52 per share, including average commissions of $0.03 per share, on the open market. The total value of the second quarter transactions was $0.4 million. At June 30, 2011, 27,803 shares were held as treasury stock. In July 2011 we returned the shares to authorized and unissued.
As of June 30, 2011, $19.6 million remained available for repurchase under the June 2011 authorization by the Board of Directors.
Letters of Credit
At June 30, 2011, we have provided letters of credit totaling $16.5 million to our casualty insurance carrier to collateralize our casualty insurance program.
As of June 30, 2011, we provided $0.3 million in letters to collateralize other obligations.
Deficiency Payments
Pursuant to our obligations with respect to the parking garage operations at Bradley International Airport, we are required to make certain payments for the benefit of the State of Connecticut and for holders of special facility revenue bonds. The deficiency payments represent contingent interest bearing advances to the trustee to cover operating cash flow requirements. The payments, if any, are recorded as a receivable by us for which we are reimbursed from time to time as provided in the trust agreement. As of June 30, 2011, we have a receivable of $12.2 million, comprised of cumulative deficiency payments to the trustee, net of reimbursements. We believe these advances to be fully recoverable and therefore have not recorded a valuation allowance for them. We do not guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.
We made deficiency payments (net of repayments received) of $0.2 million in the first six months of 2011 compared to $1.7 million in the first six months of 2010. In addition we received $54 thousand on deficiency repayments from the trustee for premium income in the six months ended June 30, 2011 compared to $0 in the six months ended June 30, 2010. We did not record or receive any interest on deficiency repayments from the trustee in the first six months of 2011 and 2010.

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
Net Cash Provided by Operating Activities
Our primary sources of funds are cash flows from operating activities and changes in working capital. Net cash provided by operating activities totaled $18.5 million for the first six months of 2011. Cash provided included $14.7 million from operations and an improvement in the change in operating assets and liabilities of $3.8 million. The improvement in the change in operating assets and liabilities resulted primarily from (i) a decrease of $4.2 million in notes and accounts receivable due to improved customer collections (ii) an increase of $4.6 million in accounts payable due primarily to the timing on payments to our clients and new business under management contracts as described under “Daily Cash Collections”; (iii) offset by an increase of $0.8 million in prepaid assets primarily related to prepaid expenses in supplies; (iv) an increase of $1.0 million in other assets primarily related to an increase in intangible assets and (v) a decrease in other liabilities of $3.2 million primarily related to a decrease customer deposits related to the timing of certain events, a decrease in the performance-based compensation accrual paid in the first quarter of 2011, a decrease in payroll and payroll-related expenses, partially offset by an increase in long-term liabilities.
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
Net Cash Used in Investing Activities
Net cash used in investing activities totaled $2.3 million in the first six months of 2011. Cash used in investing activities for the first six months of 2011 included capital expenditures of $1.8 million for capital investments needed to secure and/or extend leased facilities and cost of contract purchases of $0.3 million and contingent payments on previously acquired contracts of $0.2 million.
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

Net Cash Used in Financing Activities
Net cash used in financing activities totaled $11.8 million in the first six months of 2011. Cash used in financing activities for 2011 included $0.3 million for payments on capital leases, $0.2 million distribution to noncontrolling interest, $11.2 million for payments on our senior credit facility, $0.4 million for the repurchase of common stock, partially offset by $0.1 million from the exercise of stock options and $0.2 million from the tax benefit related to stock option exercises.
Net cash used in financing activities totaled $0.1 million in the first six months of 2010. Cash used in financing activities for 2010 included $0.3 million for payments on capital leases, $1.7 million for payments on our senior credit facility, partially offset by $1.1 million from the exercise of stock options and $1.0 million from the tax benefit related to stock option exercises.
Cash and Cash Equivalents
We had cash and cash equivalents of $11.8 million and $7.3 million at June 30, 2011 and December 31, 2010, respectively. The cash balances reflect our ability to utilize funds deposited into our local accounts and which based upon availability, timing of deposits and the subsequent movement of that cash into our corporate accounts may result in significant changes to our cash balances.
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

On February 22, 2010, we entered into interest rate cap agreements with Wells Fargo Bank N.A. (“Wells Fargo”) and Fifth Third Bank (“Fifth Third”), allowing us to limit our exposure on a portion of our borrowings under our senior credit facility (“Rate Cap Transactions”). Pursuant to two separate letter agreements between the Company and Wells Fargo and Fifth Third, respectively, we will receive payments from Wells Fargo and Fifth Third each quarterly period to the extent that the prevailing three month LIBOR during that period exceeds our cap rate of 3.25%. The Rate Cap Transactions are effective March 31, 2010, and will settle each quarter on a date that is intended to coincide with our quarterly interest payments dates under our senior credit facility. The Rate Cap Transactions cap our LIBOR interest rate on a notional amount of $50 million at 3.25% for a total of 39 months. These Rate Cap Transactions are classified as a cash flow hedge, and we calculate the effectiveness of the hedge on a quarterly basis. The ineffective portion of the cash flow hedge is recognized in current period earnings as an increase of interest expense. The fair value of the interest rate cap at June 30, 2011 is $32 thousand and is included in prepaid expenses.
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
Foreign Currency Risk
Our exposure to foreign exchange risk is minimal. All foreign investments are denominated in U.S. dollars, with the exception of Canada. We had approximately $1.1 million of Canadian dollar denominated cash instruments at June 30, 2011. We had no Canadian dollar denominated debt instruments at June 30, 2011. We do not hold any hedging instruments related to foreign currency transactions. We monitor foreign currency positions and may enter into certain hedging instruments in the future should we determine that exposure to foreign exchange risk has increased.
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
Item 2. Unregistered Sales of Equity and Use of Proceeds
Purchases of Equity Securities by the Company
The following table contains detail related to the repurchase of common stock by us based on the date of trade during the quarter ended June 30, 2011. (In thousands except share and per share data)

Maximum
Dollar Value of
			Total Number of	Shares that May
	Total		Shares Purchased	Yet Be
	Number		as Part of Publicly	Purchased
	of Shares	Average Price	Announced Plans	Under the Plan
Quarter Ended June 30, 2011	Purchased	Paid per Share	or Programs	or Program

From April 1 to April 30	—	$—	—	$—
From May 1 to May 31	—	—	—	—
From June 1 to June 30	27,803	15.52	27,803	19,569

Total for the quarter ended June 30	27,803	$15.52	27,803	$19,569

In June 2011, our Board of Directors authorized us to repurchase shares of our common stock, on the open market, up to $20.0 million in aggregate and cancelled a prior authorization from 2008.
During the second quarter of 2011, we repurchased 27,803 shares from third party shareholders at an average price of $15.52 per share, including average commissions of $0.03 per share, on the open market. The total value of the second quarter transactions was $0.4 million. At June 30, 2011, 27,803 shares were held as treasury stock. In July 2011 we returned the shares to authorized and unissued.
As of June 30, 2011, $19.6 million remained available for repurchase under the June 2011 authorization by the Board of Directors.

Item 6. Exhibits

Exhibit
Number		Description

10.1		Second Amendment to Form of Standard Parking Corporation Restricted Stock Unit Agreement dated May 27, 2011 (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 2, 2011).

10.2		Third Amendment to Amended and Restated Employment Agreement between Standard Parking Corporation G. Marc Baumann dated June 10, 2011 (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 13, 2011).

31.1	*	Section 302 Certification dated August 11, 2011 for James A. Wilhelm, Director, President and Chief Executive Officer (Principal Executive Officer).

31.2	*	Section 302 Certification dated August 11, 2011 for G. Marc Baumann, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer).

31.3	*	Section 302 Certification dated August 11, 2011 for Daniel R. Meyer, Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer).

32.1	*	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 11, 2011.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD PARKING CORPORATION
Dated: August 11, 2011	By:	/s/ JAMES A. WILHELM
James A. Wilhelm
Director, President and Chief Executive Officer (Principal Executive Officer)

Dated: August 11, 2011	By:	/s/ G. MARC BAUMANN
G. Marc Baumann
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Dated: August 11, 2011	By:	/s/ DANIEL R. MEYER
Daniel R. Meyer
Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit
Number		Description

10.1		Second Amendment to Form of Standard Parking Corporation Restricted Stock Unit Agreement dated May 27, 2011 (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 2, 2011).

10.2		Third Amendment to Amended and Restated Employment Agreement between Standard Parking Corporation G. Marc Baumann dated June 10, 2011 (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 13, 2011).

31.1	*	Section 302 Certification dated August 11, 2011 for James A. Wilhelm, Director, President and Chief Executive Officer (Principal Executive Officer).

31.2	*	Section 302 Certification dated August 11, 2011 for G. Marc Baumann, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer).

31.3	*	Section 302 Certification dated August 11, 2011 for Daniel R. Meyer, Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer).

32.1	*	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 11, 2011.