Form 10-Q
period 2011-09-30
STANDARD PARKING CORP
filed 2011-11-07
CIK 1059262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of October 28, 2011, there were 15,598,042 shares of common stock of the registrant outstanding.

STANDARD PARKING CORPORATION
FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
STANDARD PARKING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share data)

	September 30, 2011	December 31, 2010
	(Unaudited)	(see Note)
ASSETS
Current assets:
Cash and cash equivalents	$7,619	$7,305
Notes and accounts receivable, net	54,318	52,167
Prepaid expenses and supplies	2,692	2,312
Deferred taxes	2,314	2,314

Total current assets	66,943	64,098
Leasehold improvements, equipment and construction in progress, net	16,630	16,839
Advances and deposits	5,205	5,172
Long-term receivables, net	13,842	12,789
Intangible and other assets, net	9,080	8,910
Cost of contracts, net	14,332	15,628
Goodwill	131,981	132,196

Total assets	$258,013	$255,632

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,750	$43,984
Accrued and other current liabilities	34,426	39,982
Current portion of long-term borrowings	706	673

Total current liabilities	76,882	84,639
Deferred taxes	12,494	9,637
Long-term borrowings, excluding current portion	93,445	97,229
Other long-term liabilities	27,567	27,324
Standard Parking Corporation’s stockholders’ equity:
Preferred stock, par value $.01 per share; 5,000,000 shares authorized and no shares issued	—	—
Common stock, par value $.001 per share; 50,000,000 shares authorized; 15,589,142 and 15,775,645 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	16	16
Treasury stock, at cost, 55,370 shares as of September 30, 2011 and no shares as of December 31, 2010	(866)	—
Additional paid-in capital	95,141	97,291
Accumulated other comprehensive (loss) income	(362)	103
Accumulated deficit	(46,234)	(60,532)

Total Standard Parking Corporation stockholders’ equity	47,695	36,878
Noncontrolling interest	(70)	(75)

Total equity	47,625	36,803

Total liabilities and stockholders’ equity	$258,013	$255,632

Note:
The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See Notes to Condensed Consolidated Interim Financial Statements.

STANDARD PARKING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for share and per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Parking services revenue:
Lease contracts	$37,501	$35,713	$109,899	$102,991
Management contracts	43,259	43,713	131,556	125,869

	80,760	79,426	241,455	228,860
Reimbursed management contract revenue	106,365	101,500	307,615	308,312

Total revenue	187,125	180,926	549,070	537,172
Cost of parking services:
Lease contracts	34,049	32,714	101,834	95,702
Management contracts	22,489	24,357	73,196	68,899

	56,538	57,071	175,030	164,601
Reimbursed management contract expense	106,365	101,500	307,615	308,312

Total cost of parking services	162,903	158,571	482,645	472,913
Gross profit:
Lease contracts	3,452	2,999	8,065	7,289
Management contracts	20,770	19,356	58,360	56,970

Total gross profit	24,222	22,355	66,425	64,259
General and administrative expenses (1)	11,814	11,549	34,593	35,327
Depreciation and amortization	1,683	1,527	4,893	4,557

Operating income	10,725	9,279	26,939	24,375
Other expenses (income):
Interest expense	1,197	1,286	3,546	4,174
Interest income	(297)	(56)	(470)	(161)

	900	1,230	3,076	4,013
Income before income taxes	9,825	8,049	23,863	20,362
Income tax expense	3,760	3,124	9,305	7,992

Net income	6,065	4,925	14,558	12,370
Less: Net income attributable to noncontrolling interest	89	89	260	181

Net income attributable to Standard Parking Corporation	$5,976	$4,836	$14,298	$12,189

Common stock data:
Net income per share:
Basic	$0.38	$0.31	$0.91	$0.79
Diluted	$0.37	$0.30	$0.89	$0.77
Weighted average shares outstanding:
Basic	15,704,837	15,651,586	15,776,833	15,526,061
Diluted	16,034,330	15,993,631	16,116,136	15,893,282

(1)
Non-cash stock based compensation expense of $411 and $1,724 for the three and nine months ended September 30, 2011, respectively, and $533 and $1,770 for the three and nine months ended September 30, 2010, respectively, is included in general and administrative expenses.

See Notes to Condensed Consolidated Interim Financial Statements.

STANDARD PARKING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except for share and per share data, unaudited)

	Nine Months Ended
	September 30, 2011	September 30, 2010
Operating activities:
Net income	$14,558	$12,370
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	4,935	4,545
(Gain) loss on sale and abandonment of assets	(49)	50
Amortization of debt issuance costs	478	478
Non-cash stock-based compensation	1,724	1,770
Excess tax benefit related to stock option exercises	(148)	(1,185)
Provisions for losses on accounts receivable	33	102
Deferred income taxes	2,857	1,786
Change in operating assets and liabilities	(11,339)	(4,149)

Net cash provided by operating activities	13,049	15,767
Investing activities:
Purchase of leasehold improvements and equipment	(2,907)	(2,168)
Cost of contracts purchased	(395)	(522)
Proceeds from sale of assets	82	3
Capitalized interest	(40)	(107)
Contingent purchase payments	(293)	(104)

Net cash used in investing activities	(3,553)	(2,898)
Financing activities:
Proceeds from exercise of stock options	143	1,450
Repurchase of common stock	(5,031)	—
Tax benefit related to stock option exercises	148	1,185
Earn-out payment	—	(529)
Payments on senior credit facility	(3,250)	(15,200)
Distribution to noncontrolling interest	(255)	(179)
Payments on long-term borrowings	(102)	(95)
Payments on debt issuance costs	(30)	(30)
Payments on capital leases	(399)	(404)

Net cash used in financing activities	(8,776)	(13,802)
Effect of exchange rate changes on cash and cash equivalents	(406)	81

Increase (decrease) in cash and cash equivalents	314	(852)
Cash and cash equivalents at beginning of period	7,305	8,256

Cash and cash equivalents at end of period	$7,619	$7,404

Supplemental disclosures:
Cash paid during the period for:
Interest	$3,151	$3,975
Income taxes	4,975	4,925
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
In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the financial position and results of operations have been included. Operating results for the nine month period ended September 30, 2011 are not necessarily indicative of the results that might be expected for any other interim period or the fiscal year ending December 31, 2011. The financial statements presented in this report should be read in conjunction with the consolidated financial statements and footnotes thereto included in our 2010 Annual Report on Form 10-K filed March 11, 2011, as amended on March 22, 2011.
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
On February 22, 2010, we entered into interest rate cap agreements with Wells Fargo Bank N.A. (“Wells Fargo”) and Fifth Third Bank (“Fifth Third”), allowing us to limit our exposure on a portion of our borrowings under our senior credit facility (“Rate Cap Transactions”). Pursuant to two separate letter agreements between the Company and Wells Fargo and Fifth Third, respectively, we will receive payments from Wells Fargo and Fifth Third each quarterly period to the extent that the prevailing three month LIBOR during that period exceeds our cap rate of 3.25%. The Rate Cap Transactions became effective March 31, 2010, and settle each quarter on a date that is intended to coincide with our quarterly interest payment dates under our senior credit facility. The Rate Cap Transactions cap our LIBOR interest rate on a notional amount of $50,000 at 3.25% for a total of 39 months. These Rate Cap Transactions are classified as a cash flow hedge, and we calculate the effectiveness of the hedge on a quarterly basis. The ineffective portion of the cash flow hedge is recognized in current period earnings as an increase of interest expense. The fair value of the interest rate cap at September 30, 2011 is $10 and is included in prepaid expenses.
2. Stock-Based Compensation
We measure share-based compensation expense at the grant date, based on the fair value of the award, and the expense is recognized over the requisite employee service period (the vesting period) for awards expected to vest (considering estimated forfeitures).

The Company has an amended and restated Long-Term Incentive Plan that was adopted in conjunction with our initial public offering. On April 22, 2008, our shareholders approved an amendment to our Long-Term Incentive Plan that increased the maximum number of shares of common stock available for awards under the Long-Term Incentive Plan from 2,000,000 to 2,175,000 and extended the Plan’s termination date. The Plan now terminates twenty years from the date of such approval, or April 22, 2028. Forfeited and expired options under the Plan become generally available for reissuance. At September 30, 2011, 121,493 shares remained available for award under the Plan.
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
There were no options granted during the nine months ended September 30, 2011 and 2010.
The Company recognized no stock-based compensation expense related to stock options for the nine months ended September 30, 2011 and 2010, as all options previously granted were fully vested. As of September 30, 2011, there were no unrecognized compensation costs related to unvested options.
On April 29, 2011, we authorized vested stock grants to certain directors totaling 14,009 shares. The total value of the grant was $245 and is included in general and administrative expenses.
Restricted Stock Units
In March 2008, the Company’s Compensation Committee and the Board of Directors authorized a one-time grant of 750,000 restricted stock units that subsequently were awarded to members of our senior management team on July 1, 2008. In November 2008, an additional 5,000 restricted stock units were awarded. The restricted stock units vest primarily in one-third installments on each of the tenth, eleventh and twelfth year anniversaries of the grant date. The restricted stock unit agreements provide for accelerated vesting upon the recipient reaching their retirement age.
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
During the first nine months of 2011, 68,400 restricted stock units vested and 17,600 restricted stock units were forfeited. The forfeited units were returned to the pool of shares generally available for future use under the Long-Term Incentive Plan as of September 30, 2011.
The Company recognized $411 and $1,479 of stock-based compensation expense related to the restricted stock units for the three and nine months ended September 30, 2011, respectively, which is included in general and administrative expenses. The Company recognized $508 and $1,525 of stock based compensation expense related to the restricted stock units for the three and nine months ended September 30, 2010, respectively, which is included in general and administrative expenses. As of September 30, 2011, there was $6,156 of unrecognized stock-based compensation costs, net of estimated forfeitures, related to the restricted stock units that are expected to be recognized over a weighted average remaining period of approximately 6.7 years.
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

A reconciliation of the weighted average basic common shares outstanding to the weighted average diluted common shares outstanding is as follows (unaudited):

	Three Months Ended September 30		Nine months Ended September 30
	2011	2010	2011	2010
Weighted average common basic shares outstanding	15,704,837	15,651,586	15,776,883	15,526,061
Effect of dilutive stock options and restricted stock units	329,493	342,045	339,253	367,221

Weighted average common diluted shares outstanding	16,034,330	15,993,631	16,116,136	15,893,282

Net income per share:
Basic	$0.38	$0.31	$0.91	$0.79
Diluted	$0.37	$0.30	$0.89	$0.77
There were 9,534 anti-dilutive options excluded in the computation of diluted earnings per share for the three and nine months ended September 30, 2011 and 2010, respectively, because the options’ exercise prices were greater than the average market price of the common stock.
There are no additional securities that could dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share, other than those disclosed.
4. Recently Issued Accounting Pronouncements
Accounting Standards Net Yet Adopted
In December 2010, the Financial Accounting Standards Board (“FASB”) issued updated accounting guidance related to the disclosure of supplementary pro forma information for business combinations to specify that if a company presents comparative financial statements, it should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current period, occurred at the beginning of the comparable prior annual reporting period. This guidance is effective prospectively for business combinations for which the acquisition date is, on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company does not expect the provisions of this update to have a material effect on its consolidated financial statements.
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
In June 2011, the FASB issued updated accounting guidance related to the presentation of comprehensive income, requiring companies to replace the statement of net income with a statement of comprehensive income. This guidance is effective for fiscal years beginning after December 15, 2011. Early adoption is not permitted. The adoption of this update will impact the presentation and disclosure of the Company’s financial statements but will not impact the Company’s results of operations, financial position, or cash flows.
In September 2011, the FASB issued updated accounting guidance related to testing goodwill for impairment. The amendments provide entities with the option of performing a qualitative assessment before performing the first step of the two-step impairment test. If entities determine, on the basis of qualitative factors, it is not more likely than not that the fair value of the reporting unit is less than the carrying amount, then performing the two-step impairment test would be unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. The amendment also provides entities with the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the first step of the two-step impairment test. This guidance is effective for interim and annual periods beginning after December 15, 2011, but early adoption is permitted. We are currently evaluating how we will adopt this new guidance and the impact, if any, the adoption will have on our future results of operations and financial condition.
In September 2011, the FASB issued updated accounting guidance related to compensation retirement benefits for multiemployer plans. The amendments are intended to provide more information about an employer’s financial obligations to multiemployer pension plans and multiemployer other postretirement benefits plans and, therefore, help financial statement users better understand the financial health of all of the significant plans in which the employer participates. This guidance is effective for annual periods ending after December 15, 2011. The Company will provide increased disclosures related to its participation in multi-employer pension plans upon adoption.

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
The net cash paid at the time of the acquisition of $3,597 consisted of accounts receivable of $569, intangible assets with finite lives of $3,150 and goodwill of $3,489, offset by accounts payable of $580, accrued expenses of $757 and long-term liabilities of $2,274.
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

	Ranges of Estimated
	useful life	September 30, 2011	December 31, 2010
		(Unaudited)
Equipment	2-10 years	$36,211	$30,982
Leasehold improvements	Shorter of lease term or economic life up to 10 years	9,935	9,642
Construction in progress		1,985	6,025

		48,131	46,649
Less accumulated depreciation and amortization		(31,501)	(29,810)

Leasehold improvements, equipment and construction in progress, net		$16,630	$16,839

Depreciation expense was $1,066 and $3,013 for the three and nine months ended September 30, 2011, respectively, and $932 and $2,797 for the three and nine months ended September 30, 2010, respectively. Depreciation includes gains on sale and abandonment of leasehold improvements and equipment of $13 and $49 for the three and nine months ended September 30, 2011, respectively, and losses on the sale and abandonment of leasehold improvements and equipment of $13 and $50 for the three and nine months ended September 30, 2010, respectively.

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
The balance of cost of contracts is comprised of the following:

	September 30, 2011	December 31, 2010
	(Unaudited)
Cost of contracts	$23,666	$23,273
Accumulated amortization	(9,334)	(7,645)

Cost of contracts, net	$14,332	$15,628

Amortization expense related to cost of contracts was $555 and $1,691 for the three and nine months ended September 30, 2011, respectively, and $546 and $1,349 for the three and nine months ended September 30, 2010 respectively. The weighted average useful life is 9.5 years for 2011 and 2010.

8. Goodwill
Goodwill is assigned to reporting units based upon the specific Region where the assets are acquired and associate goodwill resided.
The following table reflects the changes in the carrying amounts of goodwill by reported segment for the nine months ended September 30, 2011 (unaudited).

	Region	Region	Region	Region
	One	Two	Three	Four	Total
Balance as of January 1, 2011	$65,664	$8,714	$35,241	$22,577	$132,196
Contingency payments related to acquisitions	—	—	32	—	32
Foreign currency translation	—	(247)	—	—	(247)

Balance as of September 30, 2011	$65,664	$8,467	$35,273	$22,577	$131,981

9. Long-Term Receivables, Net

	Amount Outstanding
	September 30, 2011	December 31, 2010
	(Unaudited)
Bradley International Airport
Deficiency payments	$13,123	$12,070
Other Bradley related, net	3,203	3,203
Valuation allowance	(2,484)	(2,484)

Total long-term receivables, net	$13,842	$12,789

Agreement
We entered into a 25-year agreement with the State of Connecticut that expires on April 6, 2025, under which we operate the surface parking and 3,500 garage parking spaces at Bradley International Airport located in the Hartford, Connecticut metropolitan area. The Company manages the facility for which it is expected to receive a management fee.
The parking garage was financed on April 6, 2000 through the issuance of $53,800 of State of Connecticut special facility revenue bonds, representing $47,700 non-taxable Series A bonds and a separate taxable issuance of $6,100 Series B bonds. The Series B bonds were retired on July 1, 2006 according to the terms of the indenture. The Bradley agreement provides that we deposit with a trustee for the bondholders all gross revenues collected from operations of the surface and garage parking, and from these gross revenues, the trustee pays debt service on the special facility revenue bonds outstanding, operating and capital maintenance expenses of the surface and garage parking facilities excluding our management fee discussed below, and specific annual guaranteed minimum payments to the State. Principal and interest on the Bradley special facility revenue bonds increase from approximately $3,600 in lease year 2002 to approximately $4,500 in lease year 2025. Annual guaranteed minimum payments to the State will increase from approximately $8,300 in lease year 2002 to approximately $13,200 in lease year 2024. The annual minimum guaranteed payment to the State by the trustee for the nine months ended September 30, 2011 and 2010 was $7,595 and $7,439, respectively.
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
In the nine months ended September 30, 2011, we made deficiency payments (net of repayments received) of $1,053. In addition we received $54 in premium income and $256 in interest income on deficiency payments from the trustee. In the nine months ended September 30, 2010, we made deficiency payments of $2,657 and we did not record or receive any interest and premium income related to deficiency repayments from the trustee. The receivable from the trustee for interest and premium income related to deficiency repayments was $0 as of September 30, 2011 and September 30, 2010.
The deficiency payments, if any, are recorded as a receivable by us for which we are reimbursed from time to time as provided in the trust agreement. As of September 30, 2011 and December 31, 2010, we have a receivable of $13,123 and $12,070, respectively, compromised of cumulative deficiency payments to the trustee, net of reimbursements. We believe these advances to be fully recoverable and therefore have not recorded a valuation allowance for them. We do not guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.
The Construction, Financing and Operating Special Facility Lease Agreement, which governs reimbursement of Guarantor Payments, places no time restriction or limits on our right to reimbursement.
The following table reconciles the beginning and ending balance of the receivable for each period presented:

	September 30, 2011	December 31, 2010
	(Unaudited)
Deficiency payments:
Balance at beginning of period	$12,070	$9,606
Deficiency payments made	1,432	2,724
Deficiency repayment received	(379)	(260)

Balance at end of period	13,123	12,070
Other Bradley related	3,203	3,203
Valuation allowance	(2,484)	(2,484)

Total long-term receivables	$13,842	$12,789

Compensation
In addition to the recovery of certain general and administrative expenses incurred, our agreement provides for an annual management fee payment that is based on three operating profit tiers calculated for each year during the term of the agreement. The management fee is further apportioned 60% to us and 40% to an un-affiliated entity. To the extent that funds are available for the trustee to make a distribution, the annual management fee is paid when sufficient cash is paid after the Guaranteed Payments (as defined in our agreement), and after the repayment of all deficiency payments, including accrued interest and premium. However, our right to the management fee accrues each year during the term of the agreement and is paid when sufficient cash is available for the trustee to make a distribution.
The annual management fee is paid after the repayment of all deficiency payments, including accrued interest and premium. Therefore, due to the existence and length of time for repayment of the deficiency amounts to the Company, no management fees have been recognized. Management fees will be recognized in accordance with SAB 104 when “collectability is reasonably assured.”
Cumulative management fees of $5,250 have not been recognized as of September 30, 2011 and no management fee income was recognized during the nine months ending September 30, 2011 and 2010.

10. Borrowing Arrangements
Long-term borrowings, in order of preference, consist of:

	Amount Outstanding
	Due Date	September 30, 2011	December 31, 2010
	(Unaudited)
Revolving senior credit facility	June 2013	$91,950	$95,200
Capital lease obligations	Various	1,126	1,525
Obligations on seller notes and other	Various	1,075	1,177

		94,151	97,902
Less current portion		706	673

		$93,445	$97,229

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
This revolving senior credit facility bears interest, at our option, at either (1) LIBOR plus an applicable LIBOR margin of between 2.00% and 3.50% depending on the ratio of our total funded indebtedness to our EBITDA from time to time (“Total Debt Ratio”) or (2) the Base Rate (as defined below) plus an applicable Base Rate Margin of between 0.50% and 2.00% depending on our Total Debt Ratio. We may elect interest periods of one, two, three or nine months for LIBOR based borrowings. The Base Rate is the greater of (i) the rate publicly announced from time to time by Bank of America, N.A. as its “prime rate”, or (ii) the overnight federal funds rate plus 0.50%.
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
We are in compliance with all of our financial covenants as of September 30, 2011.
The weighted average interest rate on our senior credit facility at September 30, 2011 and December 31, 2010 was 2.2% and 2.6%, respectively. The rate includes all outstanding LIBOR contracts, interest rate cap effect and letters of credit. The weighted average interest rate on outstanding borrowings, not including letters of credit, was 2.2% and 2.6% at September 30, 2011 and December 31, 2010, respectively.
At September 30, 2011, we had $16,823 of letters of credit outstanding under the senior credit facility, borrowings against the senior credit facility aggregated $91,950, and we had $55,705 available under the senior credit facility.

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
Our business is managed based on regions administered by executive vice presidents. The following is a summary of revenues (excluding reimbursed management contract revenue) and gross profit by regions for the three and nine months ended September 30, 2011 and 2010. Information related to prior periods has been recast to conform to the current region alignment.
The Company has provided this business unit segment information for all comparable prior periods. Segment information is summarized as follows (in thousands):

	For the three months ended				For the nine months ended
	September 30,	Gross	September 30,	Gross	September 30,	Gross	September 30,	Gross
	2011	Margin	2010	Margin	2011	Margin	2010	Margin
Revenues:
Region One
Lease contracts	$21,118		$20,255		$60,709		$55,598
Management contracts	13,839		12,062		40,702		36,117

Total Region One	34,957		32,317		101,411		91,715
Region Two
Lease contracts	883		508		2,224		1,815
Management contracts	4,084		5,962		16,543		18,723

Total Region Two	4,967		6,470		18,767		20,538
Region Three
Lease contracts	5,885		5,638		17,383		15,764
Management contracts	13,254		13,169		38,482		38,605

Total Region Three	19,139		18,807		55,865		54,369
Region Four
Lease contracts	9,584		9,297		29,547		29,782
Management contracts	11,960		12,497		35,617		32,369

Total Region Four	21,544		21,794		65,164		62,151
Other
Lease contracts	31		15		36		32
Management contracts	122		23		212		55

Total Other	153		38		248		87
Reimbursed revenue	106,365		101,500		307,615		308,312

Total revenues	$187,125		$180,926		$549,070		$537,172

Gross Profit
Region One
Lease contracts	$1,898	9%	$1,630	8%	$4,193	7%	$3,390	6%
Management contracts	7,795	56%	6,994	58%	22,214	55%	20,396	56%

Total Region One	9,693		8,624		26,407		23,786
Region Two
Lease contracts	53	6%	33	6%	205	9%	167	9%
Management contracts	1,471	36%	1,880	32%	4,229	26%	5,467	29%

Total Region Two	1,524		1,913		4,434		5,634
Region Three
Lease contracts	571	10%	540	10%	1,730	10%	1,340	9%
Management contracts	5,876	44%	6,027	46%	18,001	47%	18,376	48%

Total Region Three	6,447		6,567		19,731		19,716
Region Four
Lease contracts	707	7%	762	8%	1,937	7%	2,285	8%
Management contracts	3,986	33%	4,332	35%	12,142	34%	12,214	38%

Total Region Four	4,693		5,094		14,079		14,499
Other
Lease contracts	223	719%	34	227%	—	0%	107	334%
Management contracts	1,642	1,346%	123	535%	1,774	837%	517	940%

Total Other	1,865		157		1,774		624
Total gross profit	24,222		22,355		66,425		64,259
General and administrative expenses	11,814		11,549		34,593		35,327
General and administrative expense percentage of gross profit	49%		52%		52%		55%
Depreciation and amortization	1,683		1,527		4,893		4,557

Operating income	10,725		9,279		26,939		24,375
Other expenses (income):
Interest expense	1,197		1,286		3,546		4,174
Interest income	(297)		(56)		(470)		(161)

	900		1,230		3,076		4,013
Income before income taxes	9,825		8,049		23,863		20,362
Income tax expense	3,760		3,124		9,305		7,992

Net income	6,065		4,925		14,558		12,370
Less: Net income attributable to noncontrolling interest	89		89		260		181

Net income attributable to Standard Parking Corporation	$5,976		$4,836		$14,298		$12,189

Region One encompasses operations in Alabama, Arkansas, Connecticut, Delaware, District of Columbia, Florida, Georgia, Iowa, Illinois, Indiana, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Minnesota, Mississippi, Missouri, New Jersey, New York, North Carolina, Nebraska, New Hampshire, North Dakota, Ohio, Ontario, Pennsylvania, Rhode Island, Tennessee, Texas, Vermont, Virginia, Vancouver and Wisconsin.
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
The CODM does not evaluate segments using discrete asset information.
12. Comprehensive Income
Comprehensive income consists of the following components, net of tax (unaudited):

	For the three months ended		For the nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net income	$6,065	$4,925	$14,558	$12,370
Revaluation of interest rate cap	9	(71)	(59)	(431)
Effect of foreign currency translation	(452)	114	(406)	81

Comprehensive income	5,622	4,968	14,093	12,020
Less: comprehensive income attributable to noncontrolling interest	89	89	260	181

Comprehensive income attributable to Standard Parking Corporation	$5,533	$4,879	$13,833	$11,839

13. Income Taxes
For the three months ended September 30, 2011, the Company recognized income tax expense of $3,760 on pre-tax earnings of $9,825 compared to $3,124 income tax expense on pre-tax earnings of $8,049 for the three months ended September 30, 2010. For the nine months ended September 30, 2011, the Company recognized income tax expense of $9,305 on pre-tax earnings of $23,863 compared to $7,992 income tax expense on pre-tax earnings of $20,362 for the nine months ended September 30, 2010. Income tax expense is based on a projected effective tax rate of approximately 39.0% for the nine months ended September 30, 2011 compared to approximately 39.2% for the nine months ended September 30, 2010. The Company’s effective tax rate did not change significantly compared to the nine months ended September 30, 2010.
As of September 30, 2011, the Company has not identified any uncertain tax positions that would have a material impact on the Company’s financial position. The Company recognizes potential interest and penalties related to uncertain tax positions, if any, in income tax expense.
The tax years that remain subject to examination for the Company’s major tax jurisdictions at September 30, 2011 are shown below:

2005 – 2010	United States — federal income tax
2005 – 2010	United States — state and local income tax
2007 – 2010	Canada

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
15. Fair Value Measurement
The Company applies the accounting standards for fair value measurements and disclosures for its financial assets and financial liabilities. The guidance requires disclosures about assets and liabilities measured at fair value. The Company’s financial assets relate to the interest rate cap of $10 and the Company’s financial liabilities relate to contingent earn-out payments of $6,478 as of September 30, 2011.
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
The significant inputs used to derive the fair value of the amounts due to seller include financial forecasts of future operating results, the probability of reaching the forecast and the associated discount rate. The probability of the contingent consideration ranges from 20% to 95%, with a weighted average discount rate of 13%. The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis and the basis of measurement at September 30, 2011:

	Total Fair Value
	Measurement	Level 1	Level 2	Level 3
Assets:
Interest Rate Cap	$10	$—	$10	$—
Liabilities:
Due to seller	$6,478	$—	$—	$6,478
The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3):

Due to Seller
Balance at December 31, 2010	$6,807
Contingent earn-out payments-payments made to seller	—
Contingent earn-out payments-change in fair value	(329)

Balance at September 30, 2011	$6,478

For the nine months ended September 30, 2011, the Company recorded adjustments to the original contingent consideration obligation recorded upon the acquisition of Gameday Management Group U.S and Expert Parking. The adjustments were the result of using revised forecasts and updated fair value measurements that adjusted the Company’s potential earn-out payments related to the purchase of this business.

For the three and nine months ended September 30, 2011, the Company recognized a benefit of $0 and $329, respectively, which is included in general and administrative expenses in the statement of income due to the change in fair value measurements using level three valuation techniques.
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
During the third quarter of 2011, we repurchased 286,109 shares from third party shareholders at an average price of $16.08 per share, including average commissions of $0.03 per share, on the open market. The total value of the third quarter transactions was $4,600. At September 30, 2011, 55,370 shares were held as treasury stock. In October 2011 we returned the shares to authorized and unissued.
As of September 30, 2011, $14,969 remained available for stock repurchases under the June 2011 authorization by the Board of Directors.

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
We operate our clients’ properties through two types of arrangements: management contracts and leases. Under a management contract, we typically receive a base monthly fee for managing the facility, and we may also receive an incentive fee based on the achievement of facility performance objectives. We also receive fees for ancillary services. Typically, all of the underlying revenue and expenses under a standard management contract flow through to our clients rather than to us. However, some management contracts, which are referred to as “reverse” management contracts, usually provide for larger management fees and require us to pay various costs. Under lease arrangements, we generally pay to the property owner either a fixed annual rent, a percentage of gross customer collections or a combination thereof. We collect all revenue under lease arrangements and we are responsible for most operating expenses, but we are typically not responsible for major maintenance, capital expenditures or real estate taxes. Margins for lease contracts vary significantly, not only due to operating performance, but also due to variability of parking rates in different cities and varying space utilization by parking facility type and location. As of September 30, 2011, we operated approximately 90% of our locations under management contracts and approximately 10% of our locations under leases. For the nine months ended September 30, 2011, we derived approximately 88% of our gross profit under management contracts and approximately 12% of our gross profit under leases.

In evaluating our financial condition and operating performance, management’s primary focus is on our gross profit, total general and administrative expenses and general and administrative expenses as a percentage of our gross profit. Although the underlying economics to us of management contracts and leases are similar, the manner in which we are required to account for them differs. Revenue from leases includes all gross customer collections derived from our leased locations (net of parking tax), whereas revenue from management contracts only includes our contractually agreed upon management fees and amounts attributable to ancillary services. Gross customer collections at facilities under management contracts, therefore, are not included in our revenue. Accordingly, while a change in the proportion of our operating agreements that are structured as leases versus management contracts may cause significant fluctuations in reported revenue and expense of parking services, that change will not artificially affect our gross profit. For example, as of September 30, 2011, we operated approximately 90% of our locations under management contracts, and for the nine months ended September 30, 2011, we derived approximately 88% of our gross profit under management contracts. Only approximately 54% of total revenue (excluding reimbursed management contract revenue), however, was from management contracts because under those contracts the revenue collected from parking customers belongs to our clients. Therefore, gross profit and total general and administrative expenses, rather than revenue, are management’s primary focus.
General Business Trends
We believe that sophisticated commercial real estate developers and property managers and owners recognize the opportunity for parking and related services to be a profit generator rather than a cost center. Often, the parking experience makes both the first and the last impressions on their properties’ tenants and visitors. By outsourcing these services, they are able to capture additional profit by leveraging the unique operational skills and controls that an experienced parking management company can offer. Our ability to consistently deliver a uniformly high level of parking and related services and maximize the profit to our clients improves our ability to win contracts and retain existing locations. Our location retention rate for the twelve-month period ended September 30, 2011 was approximately 92%, compared to approximately 87% for the twelve-month period ended September 30, 2010, which also reflects our decision not to renew, or to terminate, unprofitable contracts.
For the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, average gross profit per location increased by 2.8% from $30.0 thousand to $30.4 thousand due primarily to an increase in same location gross profit.
Summary of Operating Facilities
We focus our operations in core markets where a concentration of locations improves customer service levels and operating margins. The following table reflects our facilities operated at the end of the periods indicated:

	September 30, 2011	December 31, 2011	September 30, 2010
Managed facilities	1,970	1,907	1,959
Leased facilities	212	212	211

Total facilities	2,182	2,119	2,170

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
Our business is managed based on regions administered by executive vice presidents. The following is a summary of revenues (excluding reimbursed management contract revenue) by region for the three and nine months ended September 30, 2011 and 2010. Information related to prior years has been recast to conform to the new region alignment.

Region One encompasses operations in Alabama, Arkansas, Connecticut, Delaware, District of Columbia, Florida, Georgia, Iowa, Illinois, Indiana, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Minnesota, Mississippi, Missouri, New Jersey, New York, North Carolina, Nebraska, New Hampshire, North Dakota, Ohio, Ontario, Pennsylvania, Rhode Island, Tennessee, Texas, Vermont, Virginia, Vancouver and Wisconsin.
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
Three Months ended September 30, 2011 Compared to Three Months ended September 30, 2010
Segment revenue information is summarized as follows:

	Three Months Ended September 30,
	Region One		Region Two		Region Three		Region Four		Other		Total		Variance
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	Amount	%
	(in millions)
Lease contract revenue:
New location	$1.6	$—	$0.3	$—	$0.2	$—	$—	$—	$—	$—	$2.1	$—	$2.1	100.0
Contract expirations	—	0.8	—	—	—	0.2	—	—	—	—	—	1.0	(1.0)	(100.0)
Same location	19.5	19.1	0.6	0.5	5.7	5.5	9.6	9.3	—	—	35.4	34.4	1.0	2.9
Conversions	—	0.3	—	—	—	—	—	—	—	—	—	0.3	(0.3)	(100.0)

Total lease contract revenue	$21.1	$20.2	$0.9	$0.5	$5.9	$5.7	$9.6	$9.3	$—	$—	$37.5	$35.7	$1.8	5.0

Management contract revenue:
New location	$1.6	$—	$0.4	$0.1	$1.1	$—	$0.2	$—	$—	$—	$3.3	$0.1	$3.2	3200.0
Contract expirations	0.1	1.4	—	2.7	0.1	1.1	—	0.2	—	—	0.2	5.4	(5.2)	(96.3)
Same location	12.1	10.6	3.7	3.2	12.2	12.1	11.7	12.3	0.1	—	39.8	38.2	1.6	4.2
Conversions	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Total management contract revenue	$13.8	$12.0	$4.1	$6.0	$13.4	$13.2	$11.9	$12.5	$0.1	$—	$43.3	$43.7	$(0.4)	(0.9)

Parking services revenue — lease contracts. Lease contract revenue increased $1.8 million, or 5.0%, to $37.5 million for the three months ended September 30, 2011, compared to $35.7 million for the three months ended September 30, 2010. The increase resulted primarily from increases in revenue from new locations, partially offset by decreases in revenue from contract expirations and conversions. Same location revenue for those facilities, which as of September 30, 2011 are the comparative periods for the two years presented, increased 2.9%. The increase in same location revenue was due to increases in short-term parking revenue of $0.6 million, or 2.5%, and increases in monthly parking revenue of $0.4 million, or 3.8%. Revenue associated with contract expirations relates to contracts that expired during the current period.
Parking services revenue — management contracts. Management contract revenue decreased $0.4 million, or 0.9%, to $43.3 million for the three months ended September 30, 2011, compared to $43.7 million for the three months ended September 30, 2010. The decrease resulted primarily from contract expirations, which was offset by the increase in revenue from new locations. Same locations revenue for those facilities, which as of September 30, 2011 are the comparative periods for the two years presented, increased 4.2%, primarily due to increased fees from reverse management locations and ancillary services.
Reimbursed management contract revenue. Reimbursed management contract revenue increased $4.9 million, or 4.8%, to $106.4 million for the three months ended September 30, 2011, compared to $101.5 million for the three months ended September 30, 2010. This increase resulted from additional reimbursements for costs incurred on behalf of owners.
Lease contract revenue increased primarily due to new locations in regions one, two and three combined with same location revenue in all four operating regions. This was partially offset by decreases in contract expirations regions one and three, combined with decreases in conversion to management agreements in region one. Same location revenue increases for the aforementioned regions were primarily due to increases in short-term and monthly parking revenue.
Management contract revenue decreased primarily due to contract expirations in all four operating regions, combined with same location revenue in region four. This was partially offset by new locations in all four operating regions, combined with same location revenue in regions one, two, three and other. The increases in same location revenue were primarily due to an increase in fees from reverse management locations and ancillary services. For comparability purposes, revenue associated with contract expirations relate to the contracts that expired during the current period.

Segment cost of parking services information is summarized as follows:

	Three Months Ended September 30,
	Region One		Region Two		Region Three		Region Four		Other		Total		Variance
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	Amount	%
	(in millions)
Cost of parking services lease contracts:
New location	$1.4	$—	$0.3	$—	$0.2	$—	$—	$—	$—	$—	$1.9	$—	$1.9	100.0
Contract expirations	—	0.7	—	—	—	0.1	—	—	—	—	—	0.8	(0.8)	(100.0)
Same location	17.8	17.6	0.5	0.5	5.1	5.0	8.9	8.5	(0.2)	—	32.1	31.6	0.5	1.6
Conversions	—	0.3	—	—	—		—	—	—	—	—	0.3	(0.3)	(100.0)

Total cost of parking services lease contracts	$19.2	$18.6	$0.8	$0.5	$5.3	$5.1	$8.9	$8.5	$(0.2)	$—	$34.0	$32.7	$1.3	4.0

Cost of parking services management contracts:
New location	$0.7	$—	$0.3	$0.1	$0.8	$—	$0.6	$—	$—	$—	$2.4	$0.1	$2.3	2300.0
Contract expirations	—	0.8	—	2.1	—	0.4	—	0.1	—	—	—	3.4	(3.4)	(100.0)
Same location	5.3	4.3	2.3	1.9	6.6	6.8	7.4	8.0	(1.5)	(0.1)	20.1	20.9	(0.8)	(3.8)
Conversions	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Total cost of parking services management contracts	$6.0	$5.1	$2.6	$4.1	$7.4	$7.2	$8.0	$8.1	$(1.5)	$(0.1)	$22.5	$24.4	$(1.9)	(7.8)

Cost of parking services — lease contracts. Cost of parking services for lease contracts increased $1.3 million, or 4.0%, to $34.0 million for the three months ended September 30, 2011, compared to $32.7 million for the three months ended September 30, 2010. The increase resulted primarily from increases in costs from new locations, which was partially offset by decreases in contract expirations and fewer locations that converted from management contracts during the current year. Same location costs for those facilities, which as of September 30, 2011 are the comparative for the two years presented, increased 1.6%. Same location costs increased $0.2 million due to payroll and payroll-related expenses, $0.6 million due to rent expense, primarily as a result of contingent rental payments on the increase in revenue for same locations, partially offset by $0.3 million related to other operating costs.
Cost of parking services — management contracts. Cost of parking services for management contracts decreased $1.9 million, or 7.8%, to $22.5 million for the three months ended September 30, 2011, compared to $24.4 million for the three months ended September 30, 2010. The decrease resulted from decreases in costs related to contract expirations, which was partially offset by increases in new reverse management locations. Same location costs for those facilities, which as of September 30, 2011 are the comparative for the two years presented, decreased 3.8%. Same location decrease in operating expenses for management contracts primarily resulted from decreases in costs associated with reverse management contracts and the cost of providing management services. Same location cost also includes a favorable change in net insurance loss experience reserve estimates relating to prior years of $1.1 million.
Reimbursed management contract expense. Reimbursed management contract revenue increased $4.9 million, or 4.8%, to $106.4 million for the three months ended September 30, 2011, compared to $101.5 million for the three months ended September 30, 2010. This increase resulted from additional reimbursements for costs incurred on behalf of owners.
Cost of parking services for lease contracts increased primarily due to new locations in regions one, two and three, combined with same locations in regions one, three and four, which was partially offset by contract expirations in regions one and three, conversions in region one and same location revenue in the other region. Same location cost increased primarily due to increases in payroll, payroll related costs, increases in contingent rent payments on the increase in revenue, partially offset by other operating costs.
Cost of parking services for management contracts decreased primarily due to contract expirations in all four operating regions, combined with same location costs in regions three, four and other. Partially offsetting, were increases due to new locations in all four operating regions and same location costs in regions one and two. Same location cost decreases primarily resulted from decreases in costs associated with reverse management contracts and the cost of providing management services. The other region amounts in same location primarily represent prior year insurance reserve adjustments and costs that are not specifically identifiable to a region.

Segment gross profit/gross profit percentage information is summarized as follows:

	Three Months Ended September 30,
	Region One		Region Two		Region Three		Region Four		Other		Total		Variance
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	Amount	%
	(in millions)
Gross profit lease contracts:
New location	$0.2	$—	$—	$—	$—	$—	$—	$—	$—	$—	$0.2	$—	$0.2	100.0
Contract expirations	—	0.1	—	—	—	0.1	—	—	—	—	—	0.2	(0.2)	(100.0)
Same location	1.7	1.5	0.1	—	0.6	0.5	0.7	0.8	0.2	—	3.3	2.8	0.5	17.9
Conversions	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Total gross profit lease contracts	$1.9	$1.6	$0.1	$—	$0.6	$0.6	$0.7	$0.8	$0.2	$—	$3.5	$3.0	$0.5	16.7

	(percentages)

Gross profit percentage lease contracts:
New location	12.5	—	—	—	—	—	—	—	—	—	9.5	—
Contract expirations	—	12.5	—	—	—	50.0	—	—	—	—	—	20.0
Same location	8.7	7.9	16.7	—	10.5	9.1	7.3	8.6	—	—	9.3	8.1
Conversions	—	—	—	—	—	—	—	—	—	—	—	—

Total gross profit percentage	9.0	7.9	11.1	—	10.2	10.5	7.3	8.6	—	—	9.3	8.4

	(in millions)

Gross profit management contracts:
New location	$0.9	$—	$0.1	$—	$0.3	$—	$(0.4)	—	$—	$—	$0.9	$—	$0.9	100.0
Contract expirations	0.1	0.6	—	0.6	0.1	0.7	—	0.1	—	—	0.2	2.0	(1.8)	(90.0)
Same location	6.8	6.3	1.4	1.3	5.6	5.3	4.3	4.3	1.6	0.1	19.7	17.3	2.4	13.9
Conversions	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Total gross profit management contracts	$7.8	$6.9	$1.5	$1.9	$6.0	$6.0	$3.9	$4.4	$1.6	$0.1	$20.8	$19.3	$1.5	7.8

	(percentages)

Gross profit percentage management contracts:
New location	56.3	—	25.0	—	27.3	—	(200.0)	—	—	—	27.3	—
Contract expirations	100.0	42.9	—	22.2	100.0	63.6	—	50.0	—	—	100.0	37.0
Same location	56.2	59.4	37.8	40.6	45.9	43.8	36.8	35.0	1600.0	—	49.5	45.3
Conversions	—	—	—	—	—	—	—	—	—	—	—	—

Total gross profit percentage	56.6	57.5	$36.6	$31.7	$44.8	$45.5	$32.8	$35.2	$1600.0	$—	48.0	44.2

Gross profit — lease contracts. Gross profit for lease contracts increased $0.5 million, or 16.7%, to $3.5 million for the three months ended September 30, 2011, compared to $3.0 million for the three months ended September 30, 2010. Gross profit percentage for lease contracts increased to 9.3% for the three months ended September 30, 2011, compared to 8.4% for the three months ended September 30, 2010. Gross profit lease contracts increases were primarily the result of new locations and same locations, partially offset by new contract expirations. Gross profit lease contracts on same locations were primarily the result of an increase in short-term and monthly parking revenue as described under parking services revenue leased contracts. Gross profit percentage on new locations and same locations accounted for most of the increase on a percentage basis.
Gross profit — management contracts. Gross profit for management contracts increased $1.5 million, or 7.8%, to $20.8 million for the three months ended September 30, 2011, compared to $19.3 million in for the three months ended September 30, 2010. Gross profit percentage for management contracts increased to 48.0% for the three months ended September 30, 2011, compared to 44.2% for the three months ended September 30, 2010. Gross profit for management contracts increases were primarily the result of new locations and same locations, partially offset by contract expirations. Gross profit management contracts increases on same locations were primarily the result of increased revenue associated with increased fees from reverse management locations and ancillary services and a decrease in cost resulting from decreases in costs associated with reverse management contracts and the cost of providing management services. Gross profit percentage on new locations and same locations accounted for most of the decline on a percentage basis.
Gross profit for lease contracts increased primarily due to new locations in region one and same locations in regions one, two, three and other, partially offset by contract expirations in region one and three and same locations in region four. Gross profit for lease contracts on same locations increased primarily due to an increase in short-term and monthly parking revenue.
Gross profit for management contracts increased primarily due to new locations in regions one, two and three, same locations in region one, two, three and other, partially offset by contract expirations in all four operating regions and new locations in region four. Gross profit management contracts increases on same locations were primarily the result of increased revenue associated with increased fees from reverse management locations and ancillary services and a decrease in cost resulting from decreases in costs associated with reverse management contracts and the cost of providing management services. The other region amounts in same location primarily represent prior year insurance reserve adjustments and amounts that are not specifically identifiable to a region.
General and administrative expenses. General and administrative expenses increased $0.3 million, or 2.3%, to $11.8 million for the three months ended September 30, 2011, compared to $11.5 million for the three months ended September 30, 2010. This increase was primarily related to payroll and payroll-related expenses of $0.3 million, acquisition diligence related expenses of $0.4 million, partially offset by cost savings from process efficiencies of $0.4 million.

Interest expense. Interest expense decreased $0.1 million, or 6.9%, to $1.2 million for the three months ended September 30, 2011, as compared to $1.3 million for the three months ended September 30, 2010. This decrease resulted primarily from a decrease in our long-term borrowings.
Interest income. Interest income increased $0.2 million, or 430.4%, to $0.3 million for the three months ended September 30, 2011, as compared to $0.1 for the three months ended September 30, 2010. This increase resulted primarily from interest income received on deficiency payments related to Bradley.
Income tax expense. Income tax expense increased $0.6 million, or 20.4%, to $3.8 million for the three months ended September 30, 2011, as compared to $3.1 million for the three months ended September 30, 2010. An increase in our pre-tax income resulted in the $0.6 million increase in income tax expense. Our effective tax rate was 38.2% for the three months ended September 30, 2011 and 38.8% for the three months ended September 30, 2010.
Nine months ended September 30, 2011 Compared to Nine months ended September 30, 2010
Segment revenue information is summarized as follows:

	Nine Months Ended September 30,
	Region One		Region Two		Region Three		Region Four		Other		Total		Variance
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	Amount	%
	(in millions)
Lease contract revenue:
New location	$8.5	$1.6	$0.3	$—	$2.3	$0.6	$—	$—	$—	$—	$11.1	$2.2	$8.9	404.5
Contract expirations	0.5	2.8	—	0.2	0.1	0.5	—	0.8	—	—	0.6	4.3	(3.7)	(86.0)
Same location	51.7	50.2	1.9	1.6	15.0	14.7	29.6	28.7	—	—	98.2	95.2	3.0	3.2
Conversions	—	1.0	—	—	—	—	—	0.3	—	—	—	1.3	(1.3)	(100.0)

Total lease contract revenue	$60.7	$55.6	$2.2	$1.8	$17.4	$15.8	$29.6	$29.8	$—	$—	$109.9	$103.0	$6.9	6.7

Management contract revenue:
New location	$4.8	$0.6	$1.8	$0.3	$3.3	$0.7	$14.7	$9.2	$—	$—	$24.6	$10.8	$13.8	127.8
Contract expirations	1.2	5.3	0.1	9.5	0.7	3.9	0.1	0.5	—	—	2.1	19.2	(17.1)	(89.1)
Same location	34.7	30.3	14.7	9.0	34.4	34.0	20.7	22.6	0.2	—	104.7	95.9	8.8	9.2
Conversions	0.1	—	—	—	—	—	0.1	—	—	—	0.2	—	0.2	—

Total management contract revenue	$40.8	$36.2	$16.6	$18.8	$38.4	$38.6	$35.6	$32.3	$0.2	$—	$131.6	$125.9	$5.7	4.5

Parking services revenue — lease contracts. Lease contract revenue increased $6.9 million, or 6.7%, to $109.9 million for the nine months ended September 30, 2011, compared to $103.0 million for the nine months ended September 30, 2010. The increase resulted primarily from increases in revenue from new locations, partially offset by decreases in revenue from contract expirations and conversions. Same location revenue for those facilities, which as of September 30, 2011 are the comparative periods for the two years presented, increased 3.2%. The increase in same location revenue was due to increases in short-term parking revenue of $2.2 million, or 3.3%, and increases in monthly parking revenue of $0.8 million, or 2.7%. Revenue associated with contract expirations relates to contracts that expired during the current period.
Parking services revenue — management contracts. Management contract revenue increased $5.7 million, or 4.5%, to $131.6 million for the nine months ended September 30, 2011, compared to $125.9 million for the nine months ended September 30, 2010. The increase resulted primarily from new locations and conversions, which was offset by the decrease in revenue from contract expirations. Same locations revenue for those facilities, which as of September 30, 2011 are the comparative periods for the two years presented, increased 9.2%, primarily due to increased fees from reverse management locations and ancillary services.
Reimbursed management contract revenue. Reimbursed management contract revenue decreased $0.7 million, or 0.2%, to $307.6 million for the nine months ended September 30, 2010, compared to $308.3 million for the nine months ended September 30, 2010. This decrease resulted from additional reimbursed costs incurred on behalf of owners.
Lease contract revenue increased primarily due to new locations in regions one, two and three, combined with same location revenue in all four operating regions. This was partially offset by decreases in contract expirations in all four operating regions, combined with decreases in conversion to management agreements in regions one and four. Same location revenue increases for the aforementioned regions were primarily due to increases in short-term and monthly parking revenue.
Management contract revenue increased primarily due to new location revenue in all four operating regions, combined with same location revenue in regions one, two, three and other and conversions to lease agreements in regions one and four. This was partially offset by contract expirations in all four operating regions and same locations in region four. The increases in same location revenue were primarily due to an increase in fees from reverse management locations and ancillary services. For comparability purposes, revenue associated with contract expirations relate to the contracts that expired during the current period.

Segment cost of parking services information is summarized as follows:

	Nine Months Ended September 30,
	Region One		Region Two		Region Three		Region Four		Other		Total		Variance
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	Amount	%
	(in millions)
Cost of parking services lease contracts:
New location	$8.0	$1.4	$0.4	$—	$2.1	$0.7	$—	$—	$—	$—	$10.5	$2.1	$8.4	400.0
Contract expirations	0.5	2.8	—	0.2	0.1	0.4	0.2	0.5	—	—	0.8	3.9	(3.1)	(79.5)
Same location	48.0	46.9	1.6	1.5	13.4	13.4	27.5	26.4	—	(0.1)	90.5	88.1	2.4	2.7
Conversions	—	1.1	—	—	—	—	—	0.5	—	—	—	1.6	(1.6)	(100.0)

Total cost of parking services lease contracts	$56.5	$52.2	$2.0	$1.7	$15.6	$14.5	$27.7	$27.4	$—	$(0.1)	$101.8	$95.7	$6.1	6.4

Cost of parking services management contracts:
New location	$1.9	$0.1	$1.3	$0.2	$1.9	$0.3	$14.1	$8.4	$—	$—	$19.2	$9.0	$10.2	113.3
Contract expirations	1.0	2.7	0.1	7.8	0.2	1.1	—	0.3	—	—	1.3	11.9	(10.6)	(89.1)
Same location	15.7	12.9	10.9	5.3	18.3	18.8	9.1	11.3	(1.5)	(0.4)	52.5	47.9	4.6	9.6
Conversions	—	—	—	—	—	—	0.2	0.1	—	—	0.2	0.1	0.1	100.0

Total cost of parking services management contracts	$18.6	$15.7	$12.3	$13.3	$20.4	$20.2	$23.4	$20.1	$(1.5)	$(0.4)	$73.2	$68.9	$4.3	6.2

Cost of parking services — lease contracts. Cost of parking services for lease contracts increased $6.1 million, or 6.4%, to $101.8 million for the nine months ended September 30, 2011, compared to $95.7 million for the nine months ended September 30, 2010. The increase resulted primarily from increases in costs from new locations, which was partially offset by decreases in contract expirations and fewer locations that converted from management contracts during the current year. Same location costs for those facilities, which as of September 30, 2011 are the comparative for the two years presented, increased 2.7%. Same location costs increased $0.5 million due to payroll and payroll-related expenses, $1.7 million due to rent expense, primarily as a result of contingent rental payments on the increase in revenue for same locations, and $0.2 million related to other operating costs.
Cost of parking services — management contracts. Cost of parking services for management contracts increased $4.3 million, or 6.2%, to $73.2 million for the nine months ended September 30, 2011, compared to $68.9 million for the nine months ended September 30, 2010. The increase resulted from increases in costs related to new reverse management locations and conversions from lease contracts, which was offset by the decrease in costs from contract expirations. Same location costs for those facilities, which as of September 30, 2011 are the comparative for the two years presented, increased 9.6%. Same location increase in operating expenses for management contracts primarily resulted from increases in costs associated with reverse management contracts and the cost of providing management services. Same location cost also includes a favorable change in net insurance loss experience reserve estimates relating to prior years of $0.2 million and a favorable health insurance dividend related to prior years of $0.8 million.
Reimbursed management contract expense. Reimbursed management contract revenue decreased $0.7 million, or 0.2%, to $307.6 million for the nine months ended September 30, 2010, compared to $308.3 million for the nine months ended September 30, 2010. This decrease resulted from additional reimbursed costs incurred on behalf of owners.
Cost of parking services for lease contracts increased primarily due to new locations in regions one, two and three, combined with same locations in regions one, two and four, which was partially offset by contract expirations in all four operating regions and conversions in regions one and four. Same location cost increased primarily due to increases in payroll, payroll related costs, increases in contingent rent payments on the increase in revenue, and other operating costs.
Cost of parking services for management contracts increased in all four operating regions due to new locations, combined with increases in same locations for regions one and two and conversion in region four. Partially offsetting, were decreases due to contract expirations in all four operating regions and same locations in regions three, four and other. Same location cost increases primarily resulted from increases in costs associated with reverse management contracts and the cost of providing management services. The other region amounts in same location primarily represent prior year insurance reserve adjustments and costs that are not specifically identifiable to a region.

Segment gross profit/gross profit percentage information is summarized as follows:

	Nine Months Ended September 30,
	Region One		Region Two		Region Three		Region Four		Other		Total		Variance
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	Amount	%
	(in millions)
Gross profit lease contracts:
New location	$0.5	$0.2	$(0.1)	$—	$0.2	$(0.1)	$—	$—	$—	$—	$0.6	$0.1	$0.5	500.0
Contract expirations	—	—	—	—	—	0.1	(0.2)	0.3	—	—	(0.2)	0.4	(0.6)	(150.0)
Same location	3.7	3.3	0.3	0.1	1.6	1.3	2.1	2.3	—	0.1	7.7	7.1	0.6	8.5
Conversions	—	(0.1)	—	—	—	—	—	(0.2)	—	—	—	(0.3)	0.3	(100.0)

Total gross profit lease contracts	$4.2	$3.4	$0.2	$0.1	$1.8	$1.3	$1.9	$2.4	$—	$0.1	$8.1	$7.3	$0.8	11.0

	(percentages)

Gross profit percentage lease contracts:
New location	5.9	12.5	(33.3)	—	8.7	(16.7)	—	—	—	—	5.4	4.5
Contract expirations	—	—	—	—	—	20.0	—	37.5	—	—	(33.3)	9.3
Same location	7.2	6.6	15.8	6.3	10.7	8.8	7.1	8.0	—	—	7.8	7.5
Conversions	—	(10.0)	—	—	—	—	—	(66.7)	—	—	—	(23.1)

Total gross profit percentage	6.9	6.1	9.1	5.6	10.3	8.2	6.4	8.1	—	—	7.4	7.1

	(in millions)

Gross profit management contracts:
New location	$2.9	$0.5	$0.5	$0.1	$1.4	$0.4	$0.6	0.8	$—	$—	$5.4	$1.8	$3.6	200.0
Contract expirations	0.2	2.6	—	1.7	0.5	2.8	0.1	0.2	—	—	0.8	7.3	(6.5)	(89.0)
Same location	19.0	17.4	3.8	3.7	16.1	15.2	11.6	11.3	1.7	0.4	52.2	48.0	4.2	8.8
Conversions	0.1	—	—	—	—	—	(0.1)	(0.1)	—	—	—	(0.1)	0.1	(100.0)

Total gross profit management contracts	$22.2	$20.5	$4.3	$5.5	$18.0	$18.4	$12.2	$12.2	$1.7	$0.4	$58.4	$57.0	$1.4	2.5

	(percentages)

Gross profit percentage management contracts:
New location	60.4	83.3	27.8	33.3	42.4	57.1	4.1	8.7	—	—	22.0	16.7
Contract expirations	16.7	49.1	—	17.9	71.4	71.8	100.0	40.0	—	—	38.1	38.0
Same location	54.8	57.4	25.9	41.1	46.8	44.7	56.0	50.0	850.0	—	49.9	50.1
Conversions	100.0	—	—	—	—	—	(100.0)	—	—	—	—	—

Total gross profit percentage	54.4	56.6	25.9	29.3	46.9	47.7	34.3	37.8	850.0	—	44.4	45.3

Gross profit — lease contracts. Gross profit for lease contracts increased $0.8 million, or 11.0%, to $8.1 million for the nine months ended September 30, 2011, compared to $7.3 million for the nine months ended September 30, 2010. Gross profit percentage for lease contracts increased to 7.4% for the nine months ended September 30, 2011, compared to 7.1% for the nine months ended September 30, 2010. Gross profit lease contracts increases were primarily the result of new locations and conversions, partially offset by contract expirations. Gross profit lease contracts increases on same locations were primarily the result of increases in short-term and monthly parking revenue. Gross profit percentage on new locations and same locations accounted for most of the increase on a percentage basis.
Gross profit — management contracts. Gross profit for management contracts increased $1.4 million, or 2.5%, to $58.4 million for the nine months ended September 30, 2011, compared to $57.0 million in for the nine months ended September 30, 2010. Gross profit percentage for management contracts decreased to 44.4% for the nine months ended September 30, 2011, compared to 45.3% for the nine months ended September 30, 2010. Gross profit for management contracts increases were primarily the result of new locations, same locations and conversions, offset by contract expirations. Gross profit management contracts increases on same locations were primarily the result of increased revenue associated with increased fees from reverse management locations and ancillary services. Gross profit percentage on contract expirations accounted for most of the decline on a percentage basis.
Gross profit for lease contracts increased primarily due to new locations in regions one and three, same locations in regions one, two and three and conversions in regions one and four. Partially offsetting, were contract expirations in region three and four. Gross profit lease contracts on same locations increased primarily due to increases in short-term and monthly parking revenue.
Gross profit for management contracts increased primarily due to same locations in all regions, new locations in regions one, and three, conversion in region one, partially offset by contract expirations in all four operating regions. Gross profit for management contracts increases on same locations were primarily the result of increased revenue associated with increased fees from reverse management locations and ancillary services. The other region amounts in same location primarily represent prior year insurance reserve adjustments and amounts that are not specifically identifiable to a specific region.
General and administrative expenses. General and administrative expenses decreased $0.7 million, or 2.1%, to $34.6 million for the nine months ended September 30, 2011, compared to $35.3 million for the nine months ended September 30, 2010. This decrease was primarily the result of cost savings from process efficiencies of $1.9 million, acquisition earn-out liability valuation changes of $0.3 million, partially offset by payroll and payroll-related expenses of $0.6 million and acquisition diligence related expenses of $0.9 million.
Interest expense. Interest expense decreased $0.6 million, or 15%, to $3.5 million for the nine months ended September 30, 2011, as compared to $4.2 million for the nine months ended September 30, 2010. This decrease resulted primarily from a decrease in our long-term borrowings.

Interest income. Interest income increased $0.3 million, or 191.9%, to $0.4 million for the nine months ended September 30, 2011, as compared to $0.2 million for the nine months ended September 30, 2010. This increase resulted primarily from interest income received on deficiency payments related to Bradley.
Income tax expense. Income tax expense increased $1.3 million, or 16.4%, to $9.3 million for the nine months ended September 30, 2011, as compared to $8.0 million for the nine months ended September 30, 2010. An increase in our pre-tax income resulted in a $1.3 million increase in income tax expense. Our effective tax rate was 39.0% for the nine months ended September 30, 2011 and 39.2% for the nine months ended September 31, 2010.
Liquidity and Capital Resources
Outstanding Indebtedness
On September 30, 2011, we had total indebtedness of approximately $94.2 million, a decrease of $3.8 million from December 31, 2010. The $94.2 million includes:
•	$92.0 million under our senior credit facility; and
•	$2.2 million of other debt including capital lease obligations and obligations on seller notes and other indebtedness.
We believe that our cash flow from operations, combined with availability under our senior credit facility, which amounted to $55.7 million at September 30, 2011, will be sufficient to enable us to pay our indebtedness, or to fund other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before their respective maturities. We believe that we will be able to refinance our indebtedness on commercially reasonable terms.
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
Our revolving senior credit facility bears interest, at our option, at either (1) LIBOR plus an applicable LIBOR margin of between 2.00% and 3.50% depending on the ratio of our total funded indebtedness to our EBITDA from time to time (“Total Debt Ratio”) or (2) the Base Rate (as defined below) plus an applicable Base Rate Margin of between 0.50% and 2.00% depending on our Total Debt Ratio. We may elect interest periods of one, two, three or nine months for LIBOR based borrowings. The Base Rate is the greater of (i) the rate publicly announced from time to time by Bank of America, N.A. as its “prime rate,” or (ii) the overnight federal funds rate plus 0.50%.
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
The weighted average interest rate on our senior credit facility at September 30, 2011 and December 31, 2010 was 2.2% and 2.6%, respectively. The rate includes all outstanding LIBOR contracts, interest rate cap effect and letters of credit. The weighted average interest rate on outstanding borrowings, not including letters of credit, was 2.2% and 2.6% at September 30, 2011 and December 31, 2010, respectively.
At September 30, 2011, we had $16.8 million of letters of credit outstanding under the senior credit facility, borrowings against the senior credit facility aggregated $92.0 million and we had $55.7 million available under the senior credit facility.

Interest Rate Cap Transactions
We do not enter into derivative instruments for any purpose other than cash flow hedging purposes.
On February 22, 2010, we entered into interest rate cap agreements with Wells Fargo Bank N.A. (“Wells Fargo”) and Fifth Third Bank (“Fifth Third”), allowing us to limit our exposure on a portion of our borrowings under our senior credit facility (“Rate Cap Transactions”). Pursuant to two separate letter agreements between the Company and Wells Fargo and Fifth Third, respectively, we will receive payments from Wells Fargo and Fifth Third each quarterly period to the extent that the prevailing three-month LIBOR during that period exceeds our cap rate of 3.25%. The Rate Cap Transactions became effective March 31, 2010, and settle each quarter on a date that is intended to coincide with our quarterly interest payments dates under our senior credit facility. The Rate Cap Transactions cap our LIBOR interest rate on a notional amount of $50 million at 3.25% for a total of 39 months. These Rate Cap Transactions are classified as a cash flow hedge, and we calculate the effectiveness of the hedge on a quarterly basis. The ineffective portion of the cash flow hedge is recognized in current period earnings as an increase of interest expense. The fair value of the interest rate cap at September 30, 2011 is $10 thousand and is included in prepaid expenses.
Stock Repurchases
2011 Stock Repurchases
In June 2011, our Board of Directors authorized us to repurchase shares of our common stock, on the open market, up to $20.0 million in aggregate and cancelled a prior authorization from 2008.
During the second quarter of 2011, we repurchased 27,803 shares from third party shareholders at an average price of $15.52 per share, including average commissions of $0.03 per share, on the open market. The total value of the second quarter transactions was $0.4 million. At September 30, 2011, 27,803 shares were held as treasury stock. In July 2011 we returned the shares to authorized and unissued.
During the third quarter of 2011, we repurchased 286,109 shares from third party shareholders at an average price of $16.08 per share, including average commissions of $0.03 per share, on the open market. The total value of the third quarter transactions was $4.6 million. At June 30, 2011, 55,370 shares were held as treasury stock. In October 2011 we returned the shares to authorized and unissued.
As of September 30, 2011, $15.0 million remained available for stock repurchases under the June 2011 authorization by the Board of Directors.
Letters of Credit
At September 30, 2011, we have provided letters of credit totaling $16.5 million to our casualty insurance carrier to collateralize our casualty insurance program.
As of September 30, 2011, we provided $0.3 million in letters to collateralize other obligations.
Deficiency Payments
Pursuant to our obligations with respect to the parking garage operations at Bradley International Airport, we are required to make certain payments for the benefit of the State of Connecticut and for holders of special facility revenue bonds. The deficiency payments represent contingent interest bearing advances to the trustee to cover operating cash flow requirements. The payments, if any, are recorded as a receivable by us for which we are reimbursed from time to time as provided in the trust agreement. As of September 30, 2011, we have a receivable of $13.1 million, comprised of cumulative deficiency payments to the trustee, net of reimbursements. We believe these advances to be fully recoverable and therefore have not recorded a valuation allowance for them. We do not guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.
We made deficiency payments (net of repayments received) of $1.1 million in the first nine months of 2011 compared to $2.7 million in the first nine months of 2010. In addition we received $54 thousand in premium income on deficiency repayments from the trustee and $256 thousand in interest income from the trustee in the nine months ended September 30, 2011 compared to $0 in the nine months ended September 30, 2010. We did not record or receive any interest on deficiency repayments from the trustee in the first nine months of 2011 and 2010.

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
Net Cash Provided by Operating Activities
Our primary sources of funds are cash flows from operating activities and changes in working capital. Net cash provided by operating activities totaled $13.0 million for the first nine months of 2011. Cash provided included $24.3 million from operations, which was offset by a net decrease in working capital of $11.3 million. The decrease in working capital resulted primarily from (i) an increase of $3.2 million in notes and accounts receivable, which primarily related to an increase in business from new locations, acquisitions and deficiency payments related to Bradley International Airport guarantor payments as described under “Deficiency Payments”; (ii) an increase of $1.0 million in prepaid and other assets related to the timing of certain insurance policies and other expenses and an increase in the cash surrender values related to the non-qualified deferred compensation plan; (iii) a decrease of $2.2 million in accounts payable due primarily to the timing on payments to our clients and new business under management contracts as described under “Daily Cash Collections”; and (iv) a decrease of $4.9 million in other liabilities primarily related to class action settlement paid during the third quarter of $2.2 million, payments for long-term contractual obligations, and a decrease in customer deposits related to timing of certain events.
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
Net Cash Used in Investing Activities
Net cash used in investing activities totaled $3.6 million in the first nine months of 2011. Cash used in investing activities for the first nine months of 2011 included capital expenditures of $2.9 million for capital investments needed to secure and/or extend leased facilities, cost of contract purchases of $0.4 million and contingent payments on previously acquired contracts of $0.3 million.
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

Net Cash Used in Financing Activities
Net cash used in financing activities totaled $8.8 million in the first nine months of 2011. Cash used in financing activities for 2011 included $5.0 million for repurchase of common stock, $0.4 million for payments on capital leases, $3.3 million for payments on our senior credit facility, $0.3 million for distributions to noncontrolling interest, partially offset by $0.1 million from the exercise of stock options and $0.1 million from the tax benefit related to stock option exercises.
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
Cash and Cash Equivalents
We had cash and cash equivalents of $7.6 million and $7.3 million at September 30, 2011 and December 31, 2010, respectively. The cash balances reflect our ability to utilize funds deposited into our local accounts and which based upon availability, timing of deposits and the subsequent movement of that cash into our corporate accounts may result in significant changes to our cash balances.
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
On February 22, 2010, we entered into interest rate cap agreements with Wells Fargo Bank N.A. (“Wells Fargo”) and Fifth Third Bank (“Fifth Third”), allowing us to limit our exposure on a portion of our borrowings under our senior credit facility (“Rate Cap Transactions”). Pursuant to two separate letter agreements between the Company and Wells Fargo and Fifth Third, respectively, we will receive payments from Wells Fargo and Fifth Third each quarterly period to the extent that the prevailing three month LIBOR during that period exceeds our cap rate of 3.25%. The Rate Cap Transactions are effective March 31, 2010, and will settle each quarter on a date that is intended to coincide with our quarterly interest payments dates under our senior credit facility. The Rate Cap Transactions cap our LIBOR interest rate on a notional amount of $50 million at 3.25% for a total of 39 months. These Rate Cap Transactions are classified as a cash flow hedge, and we calculate the effectiveness of the hedge on a quarterly basis. The ineffective portion of the cash flow hedge is recognized in current period earnings as an increase of interest expense. The fair value of the interest rate cap at September 30, 2011 is $10 thousand and is included in prepaid expenses.
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
Foreign Currency Risk
Our exposure to foreign exchange risk is minimal. All foreign investments are denominated in U.S. dollars, with the exception of Canada. We had approximately $0.6 million of Canadian dollar denominated cash instruments at September 30, 2011. We had no Canadian dollar denominated debt instruments at September 30, 2011. We do not hold any hedging instruments related to foreign currency transactions. We monitor foreign currency positions and may enter into certain hedging instruments in the future should we determine that exposure to foreign exchange risk has increased.

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
Purchases of Equity Securities by the Company
The following table contains detail related to the repurchase of common stock by us based on the date of trade during the quarter ended September 30, 2011. (In thousands except share and per share data)

				Maximum
				Dollar Value of
			Total Number of	Shares that May
	Total		Shares Purchased	Yet Be
	Number		as Part of Publicly	Purchased
	of Shares	Average Price	Announced Plans	Under the Plan
Quarter Ended September 30, 2011	Purchased	Paid per Share	or Programs	or Program
From July 1 to July 31	106,227	$16.60	106,227	$17,805
From August 1 to August 31	124,512	15.83	124,512	15,835
From September 1 to September 30	55,370	15.64	55,370	14,969

Total for the quarter ended September 30	286,109	$16.08	286,109	$14,969

On June 22, 2011, we announced that the Board of Directors had authorized us to repurchase shares of our common stock, on the open market, up to $20.0 million in aggregate. A prior stock repurchase authorization from 2008 was cancelled.
During the second quarter of 2011, we repurchased 27,803 shares from third party shareholders at an average price of $15.52 per share, including average commissions of $0.03 per share, on the open market. The total value of the second quarter transactions was $0.4 million. At June 30, 2011, 27,803 shares were held as treasury stock. In July 2011 we returned the shares to authorized and unissued.
During the third quarter of 2011, we repurchased 286,109 shares from third party shareholders at an average price of $16.08 per share, including average commissions of $0.03 per share, on the open market. The total value of the third quarter transactions was $4.6 million. At September 30, 2011, 55,370 shares were held as treasury stock. In October 2011 we returned the shares to authorized and unissued.
As of September 30, 2011, $15.0 million remained available for repurchase under the June 2011 authorization by the Board of Directors.

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

10.3	*	Second Amendment to Executive Employment Agreement between Standard Parking Corporation and Gerard M. Klaisle dated July 28, 2011.

31.1	*	Section 302 Certification dated November 7, 2011 for James A. Wilhelm, Director, President and Chief Executive Officer (Principal Executive Officer).

31.2	*	Section 302 Certification dated November 7, 2011 for G. Marc Baumann, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer).

31.3	*	Section 302 Certification dated November 7, 2011 for Daniel R. Meyer, Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer).

32.1	*	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 7, 2011.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD PARKING CORPORATION
Dated: November 7, 2011	By:	/s/ JAMES A. WILHELM
James A. Wilhelm
Director, President and Chief Executive Officer (Principal Executive Officer)

Dated: November 7, 2011	By:	/s/ G. MARC BAUMANN
G. Marc Baumann
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Dated: November 7, 2011	By:	/s/ DANIEL R. MEYER
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

10.3	*	Second Amendment to Executive Employment Agreement between Standard Parking Corporation and Gerard M. Klaisle dated July 28, 2011.

31.1	*	Section 302 Certification dated November 7, 2011 for James A. Wilhelm, Director, President and Chief Executive Officer (Principal Executive Officer).

31.2	*	Section 302 Certification dated November 7, 2011 for G. Marc Baumann, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer).

31.3	*	Section 302 Certification dated November 7, 2011 for Daniel R. Meyer, Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer).

32.1	*	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 7, 2011.

*	Filed herewith