Form 10-K
period 2011-12-31
STANDARD PARKING CORP
filed 2012-03-15
CIK 1059262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of June 30, 2011, the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was approximately $253.2 million, based on the closing price of the common stock as reported on the NASDAQ Global Select Market.

As of March 7, 2012, there were 15,617,377 shares of common stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be delivered to shareholders in connection with the Annual Meeting of Stockholders to be held on April 25, 2012, are incorporated by reference into Part III of this Form 10-K.

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

We have used the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions in this Form 10-K, including information we incorporate by reference, to identify forward-looking statements. These forward-looking statements are made based on our management’s expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. These uncertainties and factors could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	failure to successfully complete or integrate our proposed business combination transaction with Central Parking Corporation;

•	intense competition that can constrain our ability to gain business and our profitability;

•	the loss, or renewal on less favorable terms, of management contracts and leases;

•	adverse litigation judgments or settlements resulting from legal or other proceedings in which we may be involved;

•	the loss of key employees;

•	changes in general economic and business conditions or demographic trends;

•	the impact of public and private regulations, including changes in regulations affecting airports and parking lots and new legislation related to health care;

•	the financial difficulties or bankruptcy of our major clients, including the impact on our ability to collect receivables;

•	insurance losses that are worse than expected or adverse events not covered by insurance;

•	labor disputes that lead to a loss of revenues or expense variations;

•	extraordinary events affecting parking at facilities that we manage, including emergency safety measures, military or terrorist attacks, cyber terrorism and natural disasters;

•	state and municipal government clients that sell or enter into long-term leases of parking-related assets;

•	uncertainty in the credit markets;

•	availability, terms and deployment of capital;

•	the ability to obtain performance bonds on acceptable terms to guarantee our performance under certain contracts;

•	the other factors discussed under Item 1A, “Risk Factors,” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-K.

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

Our Company

We are one of the leading providers of parking management, ground transportation and other ancillary services to commercial, institutional and municipal clients in the United States and Canada. Our services include a comprehensive set of on-site parking management and ground transportation services, which consist of training, scheduling and supervising all service personnel as well as providing customer service, marketing, maintenance and accounting and revenue control functions necessary to facilitate the operation of our clients’ parking facilities. We also provide a range of ancillary services such as airport shuttle operations, taxi and livery dispatch services and municipal meter revenue collection and enforcement services. We strive to be the #1 or #2 provider in each of the core markets in which we operate. As a given geographic market achieves a threshold operational size, we typically will establish a local office in order to promote increased operating efficiency. We rely on both organic growth and acquisitions to increase our client base and leverage our fixed corporate and administrative costs within each major metropolitan area. Our clients choose to outsource with us in order to attract, service and retain customers, gain access to the breadth and depth of our service and process expertise, leverage our significant technology capabilities and enhance their parking facility revenue, profitability and cash flow. As of December 31, 2011, we managed approximately 2,200 parking facility locations containing approximately 1.2 million parking spaces in approximately 345 cities, operated 147 parking-related service centers serving 61 airports, operated a fleet of approximately 550 shuttle buses carrying approximately 27.5 million passengers per year and employed a professional staff of approximately 12,000 people.

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

We have also dedicated significant resources to human capital management, providing comprehensive training for our employees, delivered primarily through the use of our web-based Standard UniversitySM learning management system, which promotes customer service and client retention in addition to providing our employees with continued training and career development opportunities. Our focus on customer service and satisfaction is a key driver of our high location retention rate, which was approximately 91% for the years ended December 31, 2010 and 2011.

We operate our clients’ facilities through two types of arrangements: management contracts and leases. As of December 31, 2011, we operated approximately 91% of our locations under management contracts, and for the year ended December 31, 2011, we derived approximately 88% of our gross profit under management contracts. As of December 31, 2011, we operated approximately 9% of our locations under leases, and for the year ended December 31, 2011, we derived approximately 12% of our gross profit under leases.

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

Our revenue is derived from a broad and diverse group of clients, industry end-markets and geographies. Our clients include some of North America’s largest private and public owners, municipalities, managers and developers of major office buildings, residential properties, commercial properties, shopping centers and other retail properties, sports and special event complexes, hotels, and hospitals and medical centers. No single client accounted for more than 6% of our revenue or more than 5% of our gross profit for the year ended December 31, 2011. Additionally, we have built a diverse geographic footprint that as of December 31, 2011 included operations in 41 states and the District of Columbia, and municipalities, including New York, Los Angeles, Chicago, Boston, Washington D.C. and Houston, among others, and five Canadian provinces. Our strategy is focused on building scale and leadership positions in large, strategic markets in order to leverage the advantages of scale across a larger number of parking locations in a single market. We strive to be the #1 or #2 provider in each of the core markets in which we operate.

One of the key differentiators in our industry is the effective use of technology, which is of increasing importance to our clients. Our commitment to the application of technology in the parking facility management industry has resulted in the creation of a proprietary product, Client ViewTM, which is an on-demand system that enables our clients, at their convenience, to directly access and download their monthly financial statements and detailed back-up reports. Additionally, we believe we are a leader in the field of introducing automation and technology as part of our parking facility operations, having been among the first to introduce airport credit card lanes, apply bar code decal technology and adopt various electronic payment options such as electronic fund transfer (EFT) payments and pay-on-foot machine (ATM) technology. Our electronic, web-based Procure-To-Pay procurement and payment system controls costs by automatically enforcing procurement policies and efficiently processing the associated payables. Our propriety Click and Park® technology enables people to reserve and purchase parking online, in advance, both for sporting and special events as well as in a wide array of other commercial parking environments. Similarly, our propriety Click and RideTM technology lets people reserve and pay for bus seating online. Our proprietary MPM PlusTM monthly parker management and billing system provides comprehensive and reliable billing of the parking-related provisions of multi-year commercial tenant leases. We believe that automation and technology can enhance customer convenience, improve cash management and increase overall profitability for our clients, as well as allow us to add new locations and expand our geographic base of operations more effectively.

Industry Overview

Overview

The parking industry is large and fragmented and includes companies that provide temporary parking spaces for vehicles on an hourly, daily, weekly, or monthly basis along with providing various ancillary services. A substantial number of companies in the industry offer parking services as a non-core operation in connection with property management or ownership, and the vast majority of companies in the industry are small, private and operate a single parking facility. Accordingly, the industry remains highly fragmented. The industry experiences consolidation from time to time, as smaller operators find that they lack the financial resources, economies of scale and management techniques required to compete with larger national providers. We expect this trend to continue and will provide larger parking management companies with opportunities to expand their businesses and acquire smaller operators.

Industry Operating Arrangements

Parking facilities operate under three general types of arrangements:

•	management contracts;

•	leases; and

•	ownership.

The general terms and benefits of these three types of arrangements are as follows:

Management Contracts. Under a management contract, the facility operator generally receives a base monthly fee for managing the facility and may receive an incentive fee based on the achievement of facility performance objectives. Facility operators also generally charge fees for various ancillary services such as accounting, equipment leasing and consulting. Primary responsibilities under a management contract include hiring, training and staffing parking personnel, and providing revenue collection, accounting, record-keeping, insurance and facility marketing services. Under a typical management contract, the facility operator is not responsible for structural or mechanical repairs, or for providing security or guard services. The facility owner usually is responsible for operating expenses associated with the facility’s operation, such as taxes, license and permit fees, insurance costs, payroll and accounts receivable processing and wages of personnel assigned to the facility, although some management contracts, typically referred to as “reverse” management contracts, require the facility operator to pay certain of these cost categories but provide for payment to the operator of a larger management fee. Under a management contract, the facility owner usually is responsible for non- routine maintenance, repair costs and capital improvements. Management contracts are typically for a term of one to three years (although the contracts may often be terminated, without cause, on 30 days’ notice or less) and may contain a renewal clause. As of December 31, 2011, we operated approximately 91% of our locations under management contracts, and for the year ended December 31, 2011, we derived approximately 88% of our gross profit under management contracts.

Leases. Under a lease, the parking facility operator generally pays to the property owner either a fixed base rent, percentage rent that is tied to the facility’s financial performance, or a combination of both. The parking facility operator collects all revenue and is responsible for most operating expenses, but typically is not responsible for major maintenance, capital expenditures or real estate taxes. In contrast to management contracts, leases typically are for terms of three to ten years, often contain a renewal term, and provide for a fixed payment to the facility owner regardless of the facility’s operating earnings. However, many of these leases may be cancelled by the client for various reasons, including development of the real estate for other uses. Some leases may be cancelled by the client on as little as 30 days’ notice without cause. Leased facilities generally require a longer commitment and a larger capital investment by the parking facility operator than do managed facilities. As of December 31, 2011, we operated approximately 9% of our locations under leases, and for the year ended December 31, 2011, we derived approximately 12% of our gross profit under leases.

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

Our Competitive Strengths

We believe we have the following key competitive strengths:

Leading Market Position with a Unique Value Proposition. We are one of the leading providers of parking management, ground transportation and other ancillary services, to commercial, institutional, and municipal clients in the United States and Canada. We strive to be the #1 or #2 provider in each of the core markets in which we operate. We market and offer many of our services under our SP Plus® brand, which reflects our ability to provide customized solutions and meet the varied demands of our diverse client base and their wide array of property types, and supplement them with Ambiance in Parking®, a comprehensive package of amenity and customer service programs. We can augment our parking services by providing our clients with related services through our SP Plus® Maintenance SP Plus® Transportation and, in certain sections of the country, SP Plus® Security Services service lines, thus enabling our clients to efficiently address various needs through a single vendor relationship. We believe our ability to offer a comprehensive range of services on a national basis is a significant competitive advantage and allows our clients to attract, service and retain customers, gain access to the breadth and depth of our service and process expertise, leverage our significant technology capabilities and enhance their parking facility revenue, profitability and cash flow.

Our Scale and Diversification. As of December 31, 2011, we managed approximately 2,200 parking facility locations containing approximately 1.2 million parking spaces in approximately 345 cities, operated 147 parking-related service centers serving 61 airports, operated a fleet of approximately 550 shuttle buses and employed a professional staff of approximately 12,000 people. We benefit from diversification across our client base, industry end-markets and geographic locations.

•

Client Base. Our clients include some of the nation’s largest private and public owners, municipalities, managers and developers of major office buildings, residential properties, commercial properties, shopping centers and other retail properties, sports and special event complexes, hotels, and hospitals and medical centers. No single client accounted for more than 6% of our revenue or more than 5% of our gross profit for the year ended December 31, 2011.

•

Industry End-Markets. We believe that our industry end-market diversification allows us to minimize our exposure to industry-specific seasonality and volatility. We believe that the breadth of end-markets we serve and the depth of services we offer to those end-markets provide us with a broader base of customers that we can target.

•

Geographic Locations. We have a diverse geographic footprint that includes operations in 41 states and the District of Columbia and five Canadian provinces as of December 31, 2011. We strive to be the #1 or #2 provider in each of the core markets in which we operate, and our strategy is focused on building size and leadership positions in large, strategic markets in order to leverage the advantages of scale across a larger number of parking locations in a single market.

Additionally, our scale has enabled us to significantly enhance our operating efficiency over the past several years by standardizing processes and managing overhead costs.

Stable Client Relationships. We have a track record of providing our clients and parking customers with a consistent, value-added and high quality parking facility management experience, as reflected by our high location retention rate, which was approximately 91% for the years ended December 31, 2010 and 2011. These statistics include the impact of our decision to exit from unprofitable contracts. As our clients continue to outsource the management of their parking operations and look to consolidate the number of their outsourcing providers, we believe this trend can benefit companies like ours, which has a national footprint and scale, extensive experience, broad process capabilities, and a demonstrated ability to create value for our clients.

Established Platform for Future Growth. We have invested resources and developed a national infrastructure and technology platform which is complemented by significant management expertise, which enables us to scale our business for future growth effectively and efficiently. We have the ability to transition into a new location very quickly, from the simplest to the most complex operation, and have experience working with incumbent facility managers to effect smooth and efficient takeovers and integrate new locations seamlessly into our operations.

Visible and Predictable Business Model. We believe that our business model provides us with a measure of insulation from broader economic cycles because approximately 88% of our gross profit for the year ended December 31, 2011 was generated from fixed-fee and reverse management fee management contracts that for the most part are not dependent upon the level of utilization of those parking facilities. Additionally, because we do not own any parking facilities, we have few of the risks of real estate ownership. We benefit further from visibility provided by a recurring revenue model reinforced by contract retention rates that have approximated 91% over the past five years.

Highly Capital Efficient Business with Attractive Cash Flow Characteristics. Our business generates attractive cash flow due to negative working capital dynamics and our low capital expenditure requirements. For the fiscal year ended December 31, 2010, we generated approximately $19.5 million of cash flow from operating activities, and during the same period our capital expenditures for the purpose of leasehold improvements and equipment were $3.0 million. For the fiscal year ended December 31, 2011, we generated approximately $35.0 million of cash flow from operating activities, and during the same period our capital expenditures for the purpose of leasehold improvements and equipment were $4.2 million.

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

Experienced Management Team. Our current senior management team has a proven track record of growing our existing business organically and consistently integrating acquisitions. The executive management team has been working together for more than 10 years, and has an average of 25 years of experience in the parking industry.

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

Expand and Cross-Sell Additional Services to Drive Incremental Revenue. We believe we have significant opportunities to strengthen our relationships with existing clients and to attract new clients by continuing to cross-sell value-added services that complement our core parking operations. These services include shuttle bus operations, taxi and livery dispatch services, concierge-type ground transportation, on-street parking meter collection and facility maintenance services. We also are evaluating new service opportunities, such as security services, that would leverage our core competency of managing large networks of geographically dispersed employees. To better reflect these broader competencies, we developed the SP Plus® brand, which emphasizes our specialized market expertise and distinguishes our ancillary service lines from the traditional parking services we provide. Our SP Plus® brand includes market designations such as SP Plus® Airport Services, SP Plus® Gameday, SP Plus® Event Services, SP Plus® Healthcare Services, SP Plus® Hotel Services, SP Plus® Municipal Services, SP Plus® Office Services, SP Plus® Residential Services, SP Plus® Retail Services and SP Plus® University Services, which reflect the market-specific subject matter expertise that enables our professionals to meet the varied parking and transportation-related demands of those specific property types. Because our capabilities range beyond parking facility management, our SP Plus® Transportation, SP Plus® Maintenance and SP Plus® Security Services brands more clearly distinguish those service lines from the traditional parking services that we provide under our Standard Parking brand. By offering this wide assortment of ancillary services, we are able to broaden the scope of our client relationships and thus increase our clients’ reliance and dependency on our services, which in turn results in enhanced client retention rates and higher revenue and gross profit per location.

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

Continued Focus on Management Contracts and Operational Efficiencies to Further Improve Profitability. We continue to focus on the growth of lower-risk management contracts, which are inherently more predictable. We have invested substantial resources in information technology and continually seek to consolidate various corporate functions where possible in order to improve our processes and service offerings. In addition, we will continually to evaluate and improve our human capital management to ensure a consistent and high-level of service for our clients. The initiatives undertaken to date in these areas have improved our cost structure and enhanced our financial strength, which we believe will continue to yield future benefits.

Pursue Opportunistic, Accretive Acquisitions. The outsourced parking management industry remains highly fragmented and presents a significant opportunity for us. Given the scale in our operating platform, we have a demonstrated ability to successfully identify, acquire and integrate accretive tuck-in acquisitions. For example, in July 2009, we acquired the assets of Gameday Management Group, U.S., an Orlando-based company that plans the operation of transportation and parking systems for major stadium and sporting events. Gameday has provided its transportation and traffic management services for high-profile events, including Super Bowls XXX-XLIV, the Daytona 500, the 2009 Presidential Inauguration, and the 2010 Vancouver Winter Olympics. Now offered under our SP Plus® GAMEDAY and SP Plus® Event Services brands this acquisition has enabled us to provide our stadium and special event clients with transportation and parking planning expertise that can meet their most complex needs. Having provided these services since the acquisition for such high-profile events as the 2011 World Equestrian Games, 2011 NCAA Men’s Basketball Championship, 2012 Tim Hortons NHL All-Star Game and having been selected to provide those services at the upcoming 2012 Republican National Convention, we expect to continue leveraging SP Plus® Gameday’s expertise into new parking and transportation opportunities in the future. Among the assets acquired is SP Plus® Gameday’s Click and Park® online parking and traffic management system, which enables parking customers to reserve and pay for parking online in advance of an event and its related Click and RideTM online seating reservation system, which enables riders to reserve and pay for shuttle bus seats. The addition of this capability to our product line is an example of how we are integrating technology into a changing parking industry. We will continue to selectively pursue acquisition opportunities that help us acquire scale or enhance our service capabilities.

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

Amenities and Customer Service Programs

We offer a comprehensive package of amenity and customer service programs, branded as Ambiance in Parking®, many at nominal or no cost to the client. These programs not only make the parking experience more enjoyable, but also convey a sense of the client’s sensitivity to and appreciation of the needs of its parking customers. In doing so, we believe the programs serve to enhance the value of the parking properties themselves.

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

SPareTM Emergency Care Services. Under our SPareTM Emergency Care Services program, customers experiencing vehicle problems beyond weak batteries and low tire pressure call our toll-free number to receive, on a pay-per-use basis, a basic package of emergency services, including towing, jump starting, flat tire changing, fuel delivery, extracting a vehicle from the side of the road and lock-out service. The emergency services are provided at the parking facility or anywhere on the road.

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

Operations

We maintain regional and city offices throughout the United States and Canada in order to support approximately 12,000 employees and approximately 2,200 locations. These offices serve as the central bases through which we provide the employees to staff our parking facilities as well as the on-site and support management staff to oversee those operations. Our administrative staff accountants are based in those same offices and facilitate the efficient, accurate and timely production and delivery to our clients of our monthly reports. Having these all-inclusive operations and accounting teams located in regional and city offices throughout the United States and Canada allows us to add new locations quickly and in a cost-efficient manner. To facilitate the training of our facility personnel throughout the country, we have created Standard UniversitySM, the foundation of all our formal training programs that span a wide range of topics including soft skills, technology, software, leadership skills and operating procedures. Courses are deployed using a multitude of methods including classroom sessions, web-based sessions, and self-managed, computer-based training. Standard UniversitySM is available to our employees on a 24/7 basis so they may access training and information when they need it.

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

Clients and Properties

Our client base includes a diverse cross-section of public and private owners of commercial, institutional and municipal real estate. No single client represented more than 6% of revenues or more than 5% of our gross profit for the year ended December 31, 2011. For the years ended December 31, 2011 and December 31, 2010, we retained an average of 91% of our locations (statistic includes the impact of our decision to exit from unprofitable contracts).

Information Technology

We believe that automation and technology can enhance customer convenience, lower labor costs, improve cash management and increase overall profitability. We have been a leader in the field of introducing automation and technology to the parking business and we were among the first to adopt electronic fund transfer (EFT) payment options, pay-on-foot (ATM) technology and bar code decal technology. Our proprietary Click and Park® technology enables people to reserve and purchase parking online, in advance, both for sporting and special events as well as in a wide array of other commercial parking environments. At many locations, Click and Park® users also can get customized directions showing what route to take to get to their parking destination most efficiently. Similarly, our proprietary Click and RideSM system lets people reserve and pay for bus seating online, in advance. Our proprietary MPM PlusTM monthly parker management and billing system provides comprehensive and reliable billing of the parking-related provisions of multi-year commercial tenant leases.

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

Employees

As of December 31, 2011, we employed 11,914 individuals, including 6,602 full-time and 5,312 part-time employees. As of December 31, 2010, we employed 11,971 individuals, including 6,824 full-time and 5,147 part-time employees. Approximately 31% of our employees are covered by collective bargaining agreements. No single collective bargaining agreement covers a material number of employees. We believe that our employee relations are good.

Insurance

We purchase comprehensive liability insurance covering certain claims that occur in the operations that we lease or manage. The primary amount of such coverage is $2.0 million per occurrence and $2.0 million in the aggregate per facility for our garage liability and garage keepers legal liability coverage. In addition, we purchase workers’ compensation insurance for all eligible employees and umbrella/excess liability coverage. Under our various liability and workers’ compensation insurance policies, we are obligated to reimburse the insurance carrier for the first $250,000 of any loss. As a result, we are, in effect, self-insured for all claims up to that deductible level. We utilize a third-party administrator to process and pay claims. We also purchase property insurance that provides coverage for loss or damage to our property and in some cases our clients’ property, as well as business interruption coverage for lost operating income and certain associated expenses. The deductible applicable to any given loss under our property insurance policy varies based upon the insured values and the peril that causes the loss. We also purchase group health insurance with respect to eligible full-time employees and family members (whether such employees work at leased or managed facilities) and are fully-insured for all covered expenses. We believe that our insurance coverage is adequate and consistent with industry practice.

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

Intellectual Property

Standard Parking® and the Standard Parking logo, SP Plus® and the SP Plus logo and Click and Park® and the Click and Park® logo, are service marks registered with the United States Patent and Trademark Office. In addition, we have registered the names and, as applicable, the logos of all of our material subsidiaries and divisions as service marks with the United States Patent and Trademark Office or the equivalent state registry, including the right to the exclusive use of the name Central Park in the Chicago metropolitan area. We invented the Multi-Level Vehicle Parking Facility musical Theme Floor Reminder System. We have also registered the copyright rights in our proprietary software, such as Client ViewTM, Hand Held ProgramTM, License Plate Inventory ProgramsTM and ParkStatTM with the United States Copyright Office.

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

The failure to successfully complete or integrate our proposed business combination transaction with Central Parking Corporation could have a negative impact on our business.

On February 28, 2012, we signed a definitive Agreement and Plan of Merger with Central Parking Corporation, or Central, providing for the merger of a subsidiary of our company with and into Central, with Central surviving as our wholly owned subsidiary. The transaction remains subject to approval of our stockholders, antitrust and other regulatory clearance, consummation of financing and other closing conditions. It is possible that one or more of the closing conditions may not be satisfied or that it may take an extended amount of time until they are. Accordingly, there is a risk that the proposed business combination transaction may not be completed on a timely basis or at all, which could have adverse effects on the market price of our common stock and on our operating results. Furthermore, the transaction involves numerous other risks and uncertainties, including, but not limited to, the following:

•	our ability to integrate Central into our business successfully and the amount of time, management attention and expense spent and incurred in connection with the integration;

•	the risk that the economic benefits, cost savings and other synergies that we anticipate as a result of the transaction are not fully realized or take longer to realize than expected;

•	the risk that certain risk and liabilities associated with the transaction have not been discovered;

•

the risk that required antitrust or other regulatory clearance may result in the imposition of conditions that could adversely affect the operations of the combined company or cause the parties to abandon the transaction;

•	the effects of any litigation that may be commenced in connection with the transaction;

•	the impact of the issuance of our common stock as consideration in the transaction on our current holders of common stock, including dilution of their ownership and voting interests;

•	potential adverse effects on the market price of our common stock caused by the sale of such stock held by Central stockholders following the transaction; and

•	the effect of the transaction on our and Central’s relationships with our respective clients, customers and employees.

Additional information regarding the risks and uncertainties associated with the proposed transaction will be contained in the proxy statement we file in connection with the approval of our stockholders of the issuance of our common stock in the transaction.

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

Adverse changes in global, national and local economic conditions could have a negative impact on our business. High domestic unemployment has contributed to reduced discretionary spending by consumers and slowed or reduced economic activity by businesses in the United States and most major global economies compared to previous levels. In addition, our business operations tend to be concentrated in large urban areas. Many of our customers are workers who commute by car to their places of employment in these urban centers. Our business could be materially adversely affected to the extent that weak economic conditions or demographic factors have resulted in the elimination of jobs and high unemployment in these large urban areas. In addition, increased unemployment levels, the movement of white-collar jobs from urban centers to suburbs or out of North America entirely, increased office vacancies in urban areas, movement toward home office alternatives, or lower consumer spending could reduce consumer demand for our services.

Adverse changes in economic conditions could also lead to a decline in parking at airports and commercial facilities, including facilities owned by retail operators and hotels. In particular, reductions in parking at leased facilities can lower our profit because a decrease in revenue would be exacerbated by fixed costs that we must pay under our leases. As of December 31, 2011, we operated 9% of our locations under leases, and for the year ended December 31, 2011, we derived 12% of our gross profit from leases.

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

At December 31, 2011, approximately 31% of our employees were represented by labor unions. Approximately 22% of our collective bargaining contracts, representing approximately 5% of our employees, are up for renewal in 2012. In addition, at any given time, we may face a number of union organizing drives. When one or more of our major collective bargaining agreements becomes subject to renegotiation or when we face union organizing drives, the union and we may disagree on important issues that, in turn, could lead to a strike, work slowdown or other job actions. There can be no assurance that we will be able to renew existing labor union contracts on acceptable terms. In such cases, there are no assurances that we would be able to staff sufficient employees for our short-term needs. A strike, work slowdown or other job action could in some cases disrupt us from providing services, resulting in reduced revenues. If declines in client service occur or if our clients are targeted for sympathy strikes by other unionized workers, contract cancellations could result. The result of negotiating a first time agreement or renegotiating an existing collective bargaining agreement could result in a substantial increase in labor and benefits expenses that we may be unable to pass through to clients. In addition, potential legislation could make it significantly easier for union organizing drives to be successful and could give third-party arbitrators the ability to impose terms of collective bargaining agreements upon us and a labor union if we and such union are unable to agree to the terms of a collective bargaining agreement.

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

We maintain a comprehensive portfolio of insurance policies to help protect us against loss or damage incurred from a wide variety of insurable risks. Each year, we review with our professional insurance advisers whether the insurance policies and associated coverage that we maintain are sufficient to adequately protect us from the various types of risk to which we are exposed in the ordinary course of business. That analysis takes into account various pertinent factors such as the likelihood that we would incur a material loss from any given risk as well as the cost of obtaining insurance coverage against any such risk. While we believe that we maintain a comprehensive portfolio of insurance that is consistent with customary business practices and adequately protects us from the risks that we typically face in the ordinary course of our business, there can be no assurance that we may not sustain a material loss for which we do not maintain any, or adequate insurance coverage.

ITEM 2.	PROPERTIES

Parking Facilities

We operate parking facilities in 41 states and the District of Columbia in the United States and five provinces of Canada. We do not currently own any parking facilities. The following table summarizes certain information regarding our facilities as of December 31, 2011:

		# of Locations			# of Spaces
States/Provinces	Airports and Urban Cities	Airport	Urban	Total	Airport	Urban	Total
Alabama	Airports and Auburn	2	2	4	1,562	920	2,482
Alberta	Airports, Calgary and Edmonton	3	26	29	—	15,539	15,539
Arizona	Phoenix and Tempe	—	18	18	—	15,729	15,729
British Columbia	Vancouver	—	1	1	—	701	701
California	Airports, Beverly Hills, Burbank, Encino, Glendale, Long Beach, Los Angeles, Sacramento, San Francisco, San Jose, Santa Monica and Woodland Hills	3	622	625	3,793	182,231	186,024
Colorado	Airports, Aurora, Colorado Springs, and Denver	9	61	70	40,477	37,020	77,497
Connecticut	Airports and Bridgeport	8	1	9	7,941	20	7,961
Delaware	Wilmington	—	1	1	—	473	473
District of Columbia	Airport and Washington, DC	1	18	19	—	5,968	5,968
Florida	Airports, Coral Gables, Ft. Myers, Miami, Orlando and Tampa	2	71	73	12,749	30,005	42,754
Georgia	Airports and Atlanta	14	36	50	31,491	34,266	65,757
Hawaii	Airports, Honolulu, and Lahaina	3	36	39	2,455	13,354	15,809
Idaho	Airport	1	—	1	915	—	915
Illinois	Airports, Chicago and Hoffman Estates	13	219	232	37,366	99,050	136,416
Indiana	Airport and Indianapolis	1	5	6	2,305	—	2,305
Kansas	Kansas City and Topeka	—	3	3	—	1,317	1,317
Kentucky	Airports	6	—	6	16,748	—	16,748
Louisiana	Airports and New Orleans	2	18	20	2,608	7,573	10,181
Maine	Airports and Portland	3	3	6	2,288	1,890	4,178
Manitoba	Winnipeg	—	9	9	—	886	886
Maryland	Baltimore, Landover and Oxon Hill	—	34	34	—	43,680	43,680
Massachusetts	Boston, Cambridge, Chestnut Hill and Hopkinton	—	102	102	—	29,529	29,529
Michigan	Airports and Detroit	8	1	9	16,254	—	16,254
Minnesota	Minneapolis and St. Paul	—	23	23	—	7,089	7,089
Missouri	Airports and Kansas City	7	80	87	26,644	24,793	51,437
Montana	Airports	6	—	6	4,864	—	4,864
Nebraska	Airports	2	—	2	1,307	—	1,307
Nevada	Las Vegas	—	3	3	—	200	200
New Jersey	Camden, Newark, Paterson and Wayne	—	37	37	—	20,323	20,323
New Mexico	Airport	1	—	1	—	—	—
New York	Airports, Bronx, Buffalo and New York City	7	54	61	11,810	40,272	52,082
North Carolina	Airport and Charlotte	1	16	17	1,403	12,167	13,570
North Dakota	Airports	2	—	2	2,336	—	2,336
Ohio	Airports, Akron, Cleveland, Columbus and Dayton	8	113	121	10,695	75,610	86,305
Ontario	Airport, Hamilton and Toronto	1	104	105	2,075	34,032	36,107
Oregon	Airports	7	—	7	18,293	—	18,293
Pennsylvania	Airport, Philadelphia and Westchester	1	23	24	1,114	15,047	16,161
Quebec	Gatineau	—	1	1	—	993	993
Rhode Island	Airports	7	—	7	9,027	—	9,027
South Dakota	Airports	2	—	2	2,716	—	2,716
Tennessee	Airports and Memphis	5	3	8	8,745	1,045	9,790
Texas	Airports, Austin, Dallas, Fort Worth and Houston	4	83	87	7,352	77,422	84,774
Utah	Salt Lake City	—	11	11	—	6,154	6,154
Virginia	Airports, Arlington, Fairfax and Richmond	8	53	61	11,280	34,143	45,423
Washington	Airports, Bellevue and Seattle	2	96	98	1,483	18,507	19,990
Wisconsin	Airports and Milwaukee	3	10	13	4,384	9,326	13,710
Wyoming	Casper and Mills	—	4	4	—	1,840	1,840

	Totals	153	2,001	2,154	304,480	899,114	1,203,594

We have interest in thirteen joint ventures and three limited liability companies. The twelve joint ventures each operate between one and twenty-two parking facilities. We are the general partner of one limited partnership, which operates nine parking facilities. For additional information, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Operating Facilities.”

Office Leases

We lease approximately 24,000 square feet of office space for our corporate offices in Chicago, Illinois. The lease expires in 2013. We have a right of first opportunity on an additional 24,000 square feet. We are currently assessing various options for office space to ensure that when our current lease expires we will have adequate facilities to meet current and foreseeable future needs.

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

ITEM 4.	MINE SAFTEY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “STAN.” The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on the NASDAQ Global Select Market.

	2011		2010
	Sales Price		Sales Price
Quarter Ended	High	Low	High	Low
March 31	$19.40	$16.88	$17.14	$16.04
June 30	$17.88	$14.88	$17.45	$15.01
September 30	$17.07	$14.87	$17.40	$14.61
December 31	$18.97	$14.83	$20.04	$15.75

Holders

As of March 7, 2012, there were 2,131 holders of our common stock, based on the number of record holders of our common stock and an estimate of the number of individual participants represented by security position listings.

Dividends

We did not pay a cash dividend in respect of our common stock in 2011 or 2010. By the terms of our senior credit facility, we are restricted from paying cash dividends on our capital stock while such facility is in effect.

There are no restrictions on the ability of our wholly owned subsidiaries to pay cash dividends to us.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of Securities to be Based Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by securities holders	757,124	$0.75	121,493
Equity compensation plans not approved by securities holders	—	—	—

Total	757,124	$0.75	121,493

Stock Repurchases

The following table contains detail related to the repurchase of common stock by us based on the date of trade during the quarter ended December 31, 2011. (In thousands except share and per share data)

Quarter Ended December 31, 2011	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
From October 1 to October 31	116,000	$16.85	116,000	$13,014
From November 1 to November 30	31,600	17.63	31,600	12,457
From December 1 to December 31	—	—	—	12,457

Total for the quarter ended December 31	147,600	$17.02	147,600	$12,457

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

During the fourth quarter of 2011, we repurchased 147,600 shares from third party shareholders at an average price of $17.02 per share, including average commissions of $0.03 per share, on the open market. The total value of the fourth quarter transactions was $2.5 million. At December 31, 2011, no shares were held as treasury stock and all repurchased shares were returned the shares to authorized and unissued.

As of December 31, 2011, $12.5 million remained available for stock repurchases under the June 2011 authorization by the Board of Directors.

2010 Stock Repurchases

No share repurchases were made by us in 2010.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected historical consolidated financial data as of December 31, 2011, 2010 and 2009, derived from our audited consolidated financial statements, which are included elsewhere herein. The table also presents selected historical consolidated financial data as of December 31, 2008 and 2007 derived from our audited consolidated financial statements, which are not included herein. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Result of Operations” and the historical consolidated financial statements and notes thereto for years 2011, 2010 and 2009 which are included elsewhere herein. The historical results do not necessarily indicate results expected for any future period.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Statement of Operations Data:
Parking services revenue:
Lease contracts	$147,510	$138,664	$140,441	$154,311	$145,327
Management contracts	173,725	171,331	153,382	145,828	119,612
Reimbursed management contract revenue	408,427	411,148	401,671	400,621	356,782

Total revenue	729,662	721,143	695,494	700,760	621,721
Cost of parking services:
Lease contracts	136,494	128,613	130,897	140,058	129,550
Management contracts	96,159	94,481	84,167	69,285	49,726
Reimbursed management contract expense	408,427	411,148	401,671	400,621	356,782

Total cost of parking services	641,080	634,242	616,735	609,964	536,058
Gross profit:
Lease contracts	11,016	10,051	9,544	14,253	15,777
Management contracts	77,566	76,850	69,215	76,543	69,886

Total gross profit	88,582	86,901	78,759	90,796	85,663
General and administrative expenses	48,297	47,878	44,707	47,619	44,796
Depreciation and amortization	6,618	6,074	5,828	6,059	5,335

Operating income	33,667	32,949	28,224	37,118	35,532
Interest expense	4,691	5,335	6,012	6,476	7,056
Interest income	(537)	(249)	(268)	(173)	(610)

	4,154	5,086	5,744	6,303	6,446

Income before income taxes	29,513	27,863	22,480	30,815	29,086
Income tax expense	11,235	10,755	8,265	11,622	11,267

Net income	18,278	17,108	14,215	19,193	17,819
Less: Net income attributable to noncontrolling interest(1)	378	268	123	148	446

Net income attributable to Standard Parking Corporation	$17,900	$16,840	$14,092	$19,045	$17,373

Balance Sheet Data (at end of year):
Cash and cash equivalents	$13,220	$7,305	$8,256	$8,301	$8,466
Total assets	257,073	255,632	242,754	229,241	215,388
Total debt	82,013	97,902	113,211	125,064	80,363
Total Standard Parking Corporation stockholders’ equity	49,727	36,878	14,749	1,017	39,339

(1)	Reflects the retrospective adoption, effective January 1, 2009, of Financial Accounting Standards Board Accounting Standards Codification Topic 810, Consolidation (formerly FAS 160) (“ASC 810”). Upon adoption of ASC 810, we reclassified minority interests in our consolidated balance sheet from accrued expenses to noncontrolling interests in the equity section. Additionally, we changed the way noncontrolling interests are presented within the consolidated statement of income such that the statement of income reflects results attributable to both our interests and noncontrolling interests. While the accounting provisions of ASC 810 are being applied prospectively beginning January 1, 2009, the presentation and disclosure requirements have been applied retrospectively. The results attributable to our interests did not change upon the adoption of ASC 810.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We operate our clients’ properties through two types of arrangements: management contracts and leases. Under a management contract, we typically receive a base monthly fee for managing the facility, and we may also receive an incentive fee based on the achievement of facility performance objectives. We also receive fees for ancillary services. Typically, all of the underlying revenues and expenses under a standard management contract flow through to our clients rather than to us. However, some management contracts, which are referred to as “reverse” management contracts, usually provide for larger management fees and require us to pay various costs. Under lease arrangements, we generally pay to the property owner either a fixed annual rent, a percentage of gross customer collections or a combination thereof. We collect all revenues under lease arrangements and we are responsible for most operating expenses, but we are typically not responsible for major maintenance, capital expenditures or real estate taxes. Margins for lease contracts vary significantly, not only due to operating performance, but also due to variability of parking rates in different cities and varying space utilization by parking facility type and location. As of December 31, 2011, we operated 91% of our locations under management contracts and 9% under leases.

In evaluating our financial condition and operating performance, management’s primary focus is on our gross profit, total general and administrative expense and general and administrative expense as a percentage of our gross profit. Although the underlying economics to us of management contracts and leases are similar, the manner in which we are required to account for them differs. Revenue from leases includes all gross customer collections derived from our leased locations (net of parking tax), whereas revenue from management contracts only includes our contractually agreed upon management fees and amounts attributable to ancillary services. Gross customer collections at facilities under management contracts, therefore, are not included in our revenue. Accordingly, while a change in the proportion of our operating agreements that are structured as leases versus management contracts may cause significant fluctuations in reported revenue and expense of parking services, that change will not artificially affect our gross profit. For example, as of December 31, 2011, 91% of our locations were operated under management contracts and 88% of our gross profit for the year ended December 31, 2011 was derived from management contracts. Only 54% of total revenue (excluding reimbursed management contract revenue), however, was from management contracts because under those contracts the revenue collected from parking customers belongs to our clients. Therefore, gross profit and total general and administrative expense, rather than revenue, are management’s primary focus.

General Business Trends

We believe that sophisticated commercial real estate developers and property managers and owners recognize the potential for parking and related services to be a profit generator rather than a cost center. Often, the parking experience makes both the first and the last impressions on their properties’ tenants and visitors. By outsourcing these services, they are able to capture additional profit by leveraging the unique operational skills and controls that an experienced parking management company can offer. Our ability to consistently deliver a uniformly high level of parking and related services and maximize the profit to our clients improves our ability to win contracts and retain existing locations. Our location retention rate for the twelve month periods ended December 31, 2010 and December 31, 2011 was 91%, which also reflects our decision not to renew, or terminate, unprofitable contracts.

For the year ended December 31, 2011 compared to the year ended December 31, 2010, average gross profit per location did not change significantly from $41.0 thousand in 2010 compared to $41.1 thousand in 2011.

Summary of Operating Facilities

We focus our operations in core markets where a concentration of locations improves customer service levels and operating margins. The following table reflects our facilities operated at the end of the years indicated:

	December 31, 2011	December 31, 2010	December 31, 2009
Managed facilities	1,953	1,907	1,921
Leased facilities	201	212	208

Total facilities	2,154	2,119	2,129

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

Fiscal 2011 Compared to Fiscal 2010

Segments

An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenue and incur expenses, and about which separate financial information is regularly evaluated by our chief operating decision maker, in deciding how to allocate resources. Our chief operating decision maker is our president and chief executive officer.

Our business is managed based on regions administered by executive vice presidents. The following is a summary of revenues (excluding reimbursed management contract revenue) by region for the years ended December 31, 2011 and 2010. Information related to prior years has been recast to conform to the current regional alignment.

Region One encompasses operations in Alabama, Connecticut, Delaware, District of Columbia, Florida, Georgia, Illinois, Indiana, Kansas, Maine, Maryland, Massachusetts, Michigan, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, and Wisconsin.

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

The following tables present the material factors that impact our financial statements on an operating segment basis.

Segment revenue information is summarized as follows:

	Year Ended December 31,
	Region One		Region Two		Region Three		Region Four		Other		Total		Variance
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	Amount	%
	(In millions)
Lease contract revenue:
New location	$4.5	$1.4	$0.8	$—	$1.0	$0.6	$—	$—	$—	$—	$6.3	$2.0	$4.3	215.0
Contract expirations	1.1	4.3	0.1	0.2	0.1	0.7	—	1.1	—	—	1.3	6.3	(5.0)	(79.4)
Same location	68.4	66.2	2.5	2.2	20.2	19.5	39.5	38.4	—	—	130.6	126.3	4.3	3.4
Conversions	7.2	3.5	—	—	2.1	0.6	—	—	—	—	9.3	4.1	5.2	126.8

Total lease contract revenue	$81.2	$75.4	$3.4	$2.4	$23.4	$21.4	$39.5	$39.5	$—	$—	$147.5	$138.7	$8.8	6.3

Management contract revenue:
New location	$7.0	$1.1	$2.7	$0.6	$4.5	$1.2	$20.0	$14.0	$—	$—	$34.2	$16.9	$17.3	102.4
Contract expirations	2.2	7.2	0.9	14.0	1.8	5.3	1.0	1.7	—	—	5.9	28.2	(22.3)	(79.1)
Same location	44.9	39.8	16.5	11.3	45.3	45.3	26.5	29.3	0.3	0.1	133.5	125.8	7.7	6.1
Conversions	0.1	0.3	—	—	—	0.1	—	—	—	—	0.1	0.4	(0.3)	(75.0)

Total management contract revenue	$54.2	$48.4	$20.1	$25.9	$51.6	$51.9	$47.5	$45.0	$0.3	$0.1	$173.7	$171.3	$2.4	1.4

Parking services revenue—lease contracts. Lease contract revenue increased $8.8 million, or 6.3%, to $147.5 million for the year ended December 31, 2011, compared to $138.7 million in the year-ago period. The increase resulted primarily from increases in revenue from new locations and conversions from management contracts, partially offset by decreases in revenue from contract expirations. Same location revenue for those facilities, which as of December 31, 2011 are the comparative periods for the two years presented, increased 3.4%. The increase in same location revenue was due to increases in short-term parking revenue of $3.3 million, or 3.6%, and increases in monthly parking revenue of $1.0 million, or 2.7%. Revenue associated with contract expirations relates to contracts that expired during the current period.

Parking services revenue—management contracts. Management contract revenue increased $2.4 million, or 1.4%, to $173.7 million for the year ended December 31, 2011, compared to $171.3 million in the year-ago period. The increase resulted primarily from new locations, which was offset by the decrease in revenue from contract expirations and conversions. Same locations revenue for those facilities, which as of December 31, 2011 are the comparative periods for the two years presented, increased 6.1%, primarily due to increased fees from reverse management locations and ancillary services.

Reimbursed management contract revenue. Reimbursed management contract revenue decreased $2.7 million, or 0.6%, to $408.4 million for the year ended December 31, 2011, compared to $411.1 million in the year-ago period. This decrease resulted from a reduction in reimbursements for costs incurred on behalf of owners.

Lease contract revenue increased primarily due to conversions in regions one and three, combined with new location revenue in regions one, two and three and same location revenue in all four operating regions. This was partially offset by decreases in contract expirations in all four operating regions. Same location revenue increases for the aforementioned regions were primarily due to increases in short-term parking revenue and monthly parking revenue.

Management contract revenue increased primarily due to new location revenue in all four operating regions and same location revenue in regions one, two and other. This was offset with by contract expirations in all four regions, conversion in regions one and three and same location revenue declines in region four. The increases in same location revenue were primarily due to an increase in fees from reverse management locations and ancillary services. For comparability purposes, revenue associated with contract expirations relate to the contracts that expired during the current period.

Segment cost of parking services information is summarized as follows:

	Year Ended December 31,
	Region One		Region Two		Region Three		Region Four		Other		Total		Variance
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	Amount	%
	(In millions)
Cost of parking services lease contracts:
New location	$4.1	$1.2	$0.8	$—	$0.9	$0.6	$—	$—	$—	$—	$5.8	$1.8	$4.0	222.2
Contract expirations	1.1	4.2	0.1	0.2	0.1	0.5	0.2	1.1	—	—	1.5	6.0	(4.5)	(75.0)
Same location	63.3	61.4	2.2	2.0	18.1	17.8	36.6	35.4	(0.1)	(0.2)	120.1	116.4	3.7	3.2
Conversions	7.2	3.8	—	—	1.9	0.6	—	—	—	—	9.1	4.4	4.7	106.8

Total cost of parking services lease contracts	$75.7	$70.6	$3.1	$2.2	$21.0	$19.5	$36.8	$36.5	$(0.1)	$(0.2)	$136.5	$128.6	$7.9	6.1

Cost of parking services management contracts:
New location	$2.8	$0.4	$1.9	$0.4	$2.4	$0.6	$19.5	$12.9	$—	$—	$26.6	$14.3	$12.3	86.0
Contract expirations	1.3	3.9	0.6	10.9	0.9	1.6	0.8	1.4	—	—	3.6	17.8	(14.2)	(79.8)
Same location	20.7	16.8	12.1	7.4	24.5	25.2	11.0	13.9	(2.3)	(0.9)	66.0	62.4	3.6	5.8
Conversions	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Total cost of parking services management contracts	$24.8	$21.1	$14.6	$18.7	$27.8	$27.4	$31.3	$28.2	$(2.3)	$(0.9)	$96.2	$94.5	$1.7	1.8

Cost of parking services—lease contracts. Cost of parking services for lease contracts increased $7.9 million, or 6.1%, to $136.5 million for the year ended December 31, 2011, compared to $128.6 million for the year-ago period. The increase resulted primarily from increases in costs from new locations and conversions from management contracts, which were partially offset by decreases in contract expirations. Same location costs for those facilities, which as of December 31, 2011 are the comparative for the two years presented, increased 3.2%. Same location costs increased $0.3 million due to payroll and payroll-related expenses, $2.8 million due to rent expense, primarily as a result of contingent rental payments on the increase in revenue for same locations, and $0.6 million related to other operating costs.

Cost of parking services—management contracts. Cost of parking services for management contracts increased $1.7 million, or 1.8%, to $96.2 million for the year ended December 31, 2011, compared to $94.5 million for the year-ago period. The increase resulted from increases in costs related to new reverse management locations, which was offset by the decrease in costs from contract expirations. Same location costs for those facilities, which as of December 31, 2011 are the comparative for the two years presented, increased 5.8%. Same location increase in operating expenses for management contracts primarily resulted from increases in costs associated with reverse management contracts and the cost of providing management services. Same location cost also includes a favorable change in net insurance loss experience reserve estimates relating to prior years of $0.5 million and a favorable health insurance dividend received relating to prior years of $0.8 million.

Reimbursed management contract expense. Reimbursed management contract expense decreased $2.7 million, or 0.7%, to $408.4 million for the year ended December 31, 2011, compared to $411.1 million in the year-ago period. This decrease resulted from a reduction in reimbursed cost incurred on the behalf of owners.

Cost of parking services for lease contracts increased primarily due to new locations in regions one, two and three, combined with same locations in all four operating regions and conversion in regions one and three, which was partially offset by contract expirations in all four operating regions. Same location cost increased primarily due to increases in payroll, payroll related costs, increases in contingent rent payments on the increase in revenue, and other operating costs.

Cost of parking services for management contracts increased in all four operating regions due to new locations, combined with increases in same locations for regions one and two. Partially offsetting, were decreases due to contract expirations in all four operating regions and same locations in regions three, four and other. Same location cost increases primarily resulted from increases in costs associated with reverse management contracts and the cost of providing management services. The other region amounts in same location primarily represent prior year insurance reserve adjustments and costs that are not specifically identifiable to a region.

Segment gross profit/gross profit percentage information is summarized as follows:

	Year Ended December 31,
	Region One		Region Two		Region Three		Region Four		Other		Total		Variance
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	Amount	%
	(In millions)
Gross profit lease contracts:
New location	$0.4	$0.2	$—	$—	$0.1	$—	$—	$—	$—	$—	$0.5	$0.2	$0.3	150.0
Contract expirations	—	0.1	—	—	—	0.2	(0.2)	—	—	—	(0.2)	0.3	(0.5)	(166.7)
Same location	5.1	4.8	0.3	0.2	2.1	1.7	2.9	3.0	0.1	0.2	10.5	9.9	0.6	6.1
Conversions	—	(0.3)	—	—	0.2	—	—	—	—	—	0.2	(0.3)	0.5	(166.7)

Total gross profit lease contracts	$5.5	$4.8	$0.3	$0.2	$2.4	$1.9	$2.7	$3.0	$0.1	$0.2	$11.0	$10.1	$0.9	8.9

	(Percentages)
Gross profit percentage lease contracts:
New location	8.9	14.3	—	—	10.0	—	—	—	—	—	7.9	10.0
Contract expirations	—	2.3	—	—	—	28.6	—	—	—	—	(15.4)	4.8
Same location	7.5	7.3	12.0	9.1	10.4	8.7	7.3	7.8	—	—	8.0	7.8
Conversions	—	(8.6)	—	—	9.5	—	—	—	—	—	2.2	(7.3)

Total gross profit percentage	6.8	6.4	8.8	8.3	10.3	8.9	6.8	7.6	—	—	7.5	7.3

	(In millions)
Gross profit management contracts:
New location	$4.2	$0.7	$0.8	$0.2	$2.1	$0.6	$0.5	$1.1	$—	$—	$7.6	$2.6	$5.0	192.3
Contract expirations	0.9	3.3	0.3	3.1	0.9	3.7	0.2	0.3	—	—	2.3	10.4	(8.1)	(77.9)
Same location	24.2	23.0	4.4	3.9	20.8	20.1	15.5	15.4	2.6	1.0	67.5	63.4	4.1	6.5
Conversions	0.1	0.3	—	—	—	0.1	—	—	—	—	0.1	0.4	(0.3)	(75.0)

Total gross profit management contracts	$29.4	$27.3	$5.5	$7.2	$23.8	$24.5	$16.2	$16.8	$2.6	$1.0	$77.5	$76.8	$0.7	0.9

	Year Ended December 31,
	Region One		Region Two		Region Three		Region Four		Other		Total		Variance
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	Amount	%
	(Percentages)
Gross profit percentage management contracts:
New location	60.0	63.6	29.6	33.3	46.7	50.0	2.5	7.9	—	—	22.2	15.4
Contract expirations	40.9	45.8	33.3	22.1	50.0	69.8	20.0	17.6	—	—	39.0	36.9
Same location	53.9	57.8	26.7	34.5	45.9	44.4	58.5	52.6	866.7	1000.0	50.6	50.4
Conversions	100.0	100.0	—	—	—	100.0	—	—	—	—	100.0	100.0

Total gross profit percentage	54.2	56.4	27.4	27.8	46.1	47.2	34.1	37.3	866.7	1000.0	44.6	44.8

Gross profit—lease contracts. Gross profit for lease contracts increased $0.9 million, or 8.9%, to $11.0 million for the year ended December 31, 2011, compared to $10.1 million for the year-ago period. Gross profit percentage for lease contracts increased to 7.5% for the year ended December 31, 2011, compared to 7.3% for the year-ago period. Gross profit lease contracts increases were primarily the result of new locations and conversions, partially offset by contract expirations. Gross profit lease contracts increases on same locations were primarily the result of increases in short-term and monthly parking revenue. Gross profit percentage on same locations and conversions accounted for most of the increase on a percentage basis.

Gross profit—management contracts. Gross profit for management contracts increased $0.7 million, or 0.9%, to $77.5 million for the year ended December 31, 2011, compared to $76.8 million in for the year-ago period. Gross profit percentage for management contracts decreased to 44.6% for the year ended December 31, 2011, compared to 44.8% for the year-ago period. Gross profit for management contracts increases were primarily the result of new locations and same locations, offset by contract expirations and conversions. Gross profit management contracts increases on same locations were primarily the result of increased revenue associated with increased fees from reverse management locations and ancillary services.

Gross profit for lease contracts increased primarily due to new locations in regions one and three, same locations in regions one, two and three and conversions in regions one and three. Partially offsetting, were contract expirations in regions one, three and four. Gross profit lease contracts on same locations increased primarily due to increases in short-term and monthly parking revenue.

Gross profit for management contracts increased primarily due to same locations in all regions, new locations in regions one, two and three, offset by contract expirations in all four operating regions and conversions in regions one an three. Gross profit for management contracts increases on same locations were primarily the result of increased revenue associated with increased fees from reverse management locations and ancillary services. The other region amounts in same location primarily represent prior year insurance reserve adjustments and amounts that are not specifically identifiable to a specific region.

General and administrative expenses. General and administrative expenses increased $0.4 million, or 0.9%, to $48.3 million for year ended December 31, 2011, compared to $47.9 million for the year-ago period. This increase was primarily the result of acquisition and diligence related expenses of $3.2 million, offset by cost savings from process efficiencies of $2.4 million, acquisition earn-out liability valuation changes of $0.3 million and payroll and payroll-related expenses of $0.1 million.

Interest expense. Interest expense decreased $0.6 million, or 12.1%, to $4.7 million for the year ended December 31, 2011, as compared to $5.3 million in the year-ago period. This decrease resulted primarily from a decrease in borrowings.

Interest income. Interest income increased $0.3 million, or 116%, to $0.5 million for the year ended December 31, 2011, as compared to $0.2 million in the year-ago period. This increase resulted primarily from interest income received on deficiency payments related to Bradley.

Income tax expense. Income tax expense increased $0.4 million, or 4.5%, to $11.2 million for the year ended December 31, 2011, as compared to $10.8 million in the year-ago period. An increase in our pre-tax income resulted in a $0.6 million increase in income tax expense and a decrease in our effective tax rate resulted in a $0.2 million decrease in income tax expense. The effective tax rate for the year ended December 31, 2011 was 38.1% compared to 38.6% for the year-ago period.

Results of Operations

Fiscal 2010 Compared to Fiscal 2009

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

Parking services revenue—lease contracts. Lease contract revenue decreased $1.7 million, or 1.2%, to $138.7 million for the year ended December 31, 2010, compared to $140.4 million in the year-ago period. The decrease resulted primarily from decreases in revenue from contract expirations and conversions, partially offset by increases in revenue from new locations. Same location revenue for those facilities, which as of December 31, 2010 are the comparative periods for the two years presented, increased 0.5%. The increase in same location revenue was due to increases in short-term parking revenue of $1.5 million, or 1.8%, partially offset by decreases in monthly parking revenue of $0.9 million, or 2.4%. Revenue associated with contract expirations relates to contracts that expired during the current period.

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

Gross profit—lease contracts. Gross profit for lease contracts increased $0.6 million, or 6.3%, to $10.1 million for the year ended December 31, 2010, compared to $9.5 million in the year-ago period. Gross profit percentage for lease contracts increased to 7.3% for the year ended December 31, 2010, compared to 6.8% in the year-ago period. Gross profit lease contracts increases on same locations were primarily the result of increased short-term parking revenue as described under parking services revenue leased contracts and decreased costs related to a reduction in payroll and payroll expenses and other operating costs.

Gross profit—management contracts. Gross profit for management contracts increased $7.6 million, or 11.0%, to $76.8 million for the year ended December 31, 2010, compared to $69.2 million in the year-ago period. Gross profit percentage for management contracts decreased to 44.8% for the year ended December 31, 2010, compared to 45.1% in the year-ago period. Gross profit for management contracts increases were primarily the result of our same locations, our new locations, and conversions, partially offset by contract expirations. Gross profit management contracts increases on same locations were primarily the result of decreased costs associated with reverse management contracts and the cost of providing management services. Gross profit percentage on new reverse management locations, which are typically lower than fixed fee management contracts, accounted for most of the decline on a percentage basis.

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

Unaudited Quarterly Results

The following table sets forth our unaudited quarterly consolidated statement of income data for the years ended December 31, 2011 and December 31, 2010. The unaudited quarterly information has been prepared on the same basis as the annual financial information and, in management’s opinion, includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information for the quarters presented. Historically, our operating results have varied from quarter to quarter and are expected to continue to fluctuate in the future. These fluctuations have been due to a number of factors, including: general economic conditions in our markets; additions of contracts; expiration and termination of contracts; conversion of lease contracts to management contracts; conversion of management contracts to lease contracts and changes in terms of contracts that are retained and timing of general and administrative expenditures. The operating results for any historical quarter are not necessarily indicative of results for any future period.

	2011 Quarters Ended				2010 Quarters Ended
	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
		(Unaudited)				(Unaudited)
	($ in thousands)
Parking services revenue:
Lease contracts	$35,205	$37,193	$37,501	$37,611	$33,116	$34,162	$35,713	$35,673
Management contracts	45,954	42,343	43,259	42,169	40,075	42,081	43,713	45,462
Reimbursed management contract revenue	101,124	100,126	106,365	100,812	106,055	100,757	101,500	102,836

Total revenue	182,283	179,662	187,125	180,592	179,246	177,000	180,926	183,971
Cost of parking services:
Lease contracts	33,499	34,286	34,049	34,660	31,771	31,217	32,714	32,911
Management contracts	27,492	23,215	22,489	22,963	22,264	22,278	24,357	25,582
Reimbursed management contract revenue	101,124	100,126	106,365	100,812	106,055	100,757	101,500	102,836

Total cost of parking services	162,115	157,627	162,903	158,435	160,090	154,252	158,571	161,329
Gross profit:
Lease contracts	1,706	2,907	3,452	2,951	1,345	2,945	2,999	2,762
Management contracts	18,462	19,128	20,770	19,206	17,811	19,803	19,356	19,880

Total gross profit	20,168	22,035	24,222	22,157	19,156	22,748	22,355	22,642
General and administrative expenses	11,182	11,597	11,814	13,704	11,560	12,218	11,549	12,551
Depreciation and amortization	1,533	1,677	1,683	1,725	1,460	1,570	1,527	1,517

Operating income	7,453	8,761	10,725	6,728	6,136	8,960	9,279	8,574
Other expense (income):
Interest expense	1,169	1,180	1,197	1,145	1,490	1,398	1,286	1,161
Interest income	(60)	(113)	(297)	(67)	(53)	(52)	(56)	(88)

	1,109	1,067	900	1,078	1,437	1,346	1,230	1,073
Income before income taxes	6,344	7,694	9,825	5,650	4,699	7,614	8,049	7,501
Income tax expense	2,479	3,066	3,760	1,930	1,847	3,021	3,124	2,763

Net income	3,865	4,628	6,065	3,720	2,852	4,593	4,925	4,738
Less: Net income (loss) attributable to noncontrolling interest	86	85	89	118	7	85	89	87

Net income attributable to Standard Parking Corporation	$3,779	$4,543	$5,976	$3,602	$2,845	$4,508	$4,836	$4,651

Common stock data:
Common stock data:
Net income per share:
Basic	$0.24	$0.29	$0.38	$0.23	$0.18	$0.29	$0.31	$0.30
Diluted	0.23	0.28	0.37	0.23	0.18	0.28	0.30	0.29
Weighted average shares outstanding:
Basic	15,790,875	15,834,622	15,704,837	15,485,793	15,390,514	15,531,726	15,651,586	15,736,906
Diluted	16,146,106	16,164,114	16,034,330	15,845,173	15,804,599	15,877,258	15,993,631	16,096,486

Liquidity and Capital Resources

Outstanding Indebtedness

On December 31, 2011, we had total indebtedness of approximately $82.0 million, a decrease of $15.9 million from December 31, 2010. The $82.0 million includes:

•	$80.0 million under our senior credit facility; and

•	$2.0 million of other debt including capital lease obligations and obligations on seller notes and other indebtedness.

We believe that our cash flow from operations, combined with additional borrowing capacity under our senior credit facility, which amounted to $61.4 million at December 31, 2011, will be sufficient to enable us to pay our indebtedness, or to fund other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before their respective maturities. We believe that we will be able to refinance our indebtedness on commercially reasonable terms.

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

At December 31, 2011, we had $16.8 million of letters of credit outstanding under the senior credit facility, borrowings against the senior credit facility aggregated $80.0 million and we had $61.4 million available under the senior credit facility.

Interest Rate Cap Transactions

We do not enter into derivative instruments for any purpose other than cash flow hedging purposes.

On February 22, 2010, we entered into interest rate cap agreements with Wells Fargo Bank N.A. (“Wells Fargo”) and Fifth Third Bank (“Fifth Third”), allowing us to limit our exposure on a portion of our borrowings under our senior credit facility (“Rate Cap Transactions”). Pursuant to two separate letter agreements between the Company and Wells Fargo and Fifth Third, respectively, we will receive payments from Wells Fargo and Fifth Third each quarterly period to the extent that the prevailing three month LIBOR during that period exceeds our cap rate of 3.25%. The Rate Cap Transactions are effective March 31, 2010, and will settle each quarter on a date that is intended to coincide with our quarterly interest payment dates under our senior credit facility. The Rate Cap Transactions cap our LIBOR interest rate on a notional amount of $50.0 million at 3.25% for a total of 39 months and expires on June 28, 2013. These Rate Cap Transactions are classified as a cash flow hedge, and we calculate the effectiveness of the hedge on a quarterly basis. The ineffective portion of the cash flow hedge is recognized in earnings as an increase of interest expense of $0.1 million in 2011 and $1 thousand in 2010. The fair value of the interest rate cap at December 31, 2011 and 2010 is $8 thousand and $0.2 million, respectively and is included in prepaid expenses

Stock Repurchases

2011 Stock Repurchases

In June 2011, our Board of Directors authorized us to repurchase shares of our common stock, on the open market, up to $20.0 million in aggregate and cancelled a prior authorization from 2008.

During the second quarter of 2011, we repurchased 27,803 shares from third-party shareholders at an average price of $15.52 per share, including average commissions of $0.03 per share, on the open market. The total value of the second quarter transactions was $0.4 million. At June 30, 2011, 27,803 shares were held as treasury stock. In July 2011 we returned the shares to authorized and unissued.

During the third quarter of 2011, we repurchased 286,109 shares from third-party shareholders at an average price of $16.08 per share, including average commissions of $0.03 per share, on the open market. The total value of the third quarter transactions was $4.6 million. At September 30, 2011, 55,370 shares were held as treasury stock. In October 2011 we returned the shares to authorized and unissued.

During the fourth quarter of 2011, we repurchased 147,600 shares from third-party shareholders at an average price of $17.02 per share, including average commissions of $0.03 per share, on the open market. The total value of the fourth quarter transactions was $2.5 million. At December 31, 2011, no shares were held as treasury stock and all repurchased shares were returned the shares to authorized and unissued.

As of December 31, 2011, $12.5 million remained available for stock repurchases under the June 2011 authorization by the Board of Directors.

2010 Stock Repurchases

No share repurchases were made by us in 2010.

Letters of Credit

At December 31, 2011, we have provided letters of credit totaling $16.5 million to our casualty insurance carriers to collateralize our casualty insurance program.

As of December 31, 2011, we provided $0.3 million in letters of credit to collateralize other obligations.

Deficiency Payments

Pursuant to our obligations with respect to the parking garage operations at Bradley International Airport, we are required to make certain payments for the benefit of the State of Connecticut and for holders of special facility revenue bonds. The deficiency payments represent contingent interest bearing advances to the trustee to cover operating cash flow requirements. The payments, if any, are recorded as a receivable by us for which we are reimbursed from time to time as provided in the trust agreement. As of December 31, 2011, we have a receivable of $13.4 million, comprised of cumulative deficiency payments to the trustee, net of reimbursements. We believe these advances to be fully recoverable and therefore have not recorded a valuation allowance for them. We do not guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.

We made deficiency payments (net of repayments received) of $1.3 million in the year ended December 31, 2011 compared to deficiency payments (net of repayments received) of $2.5 million made in the year ended December 31, 2010. In addition, we received $0.1 million on deficiency repayments from the trustee for premium income in the year ended December 31, 2011 compared to $31 in the year ended December 31, 2010. We also received $0.3 million in interest income on deficiency repayments from the trustee in the year ended December 31, 2011 compared to $0 in the year ended December 31, 2010 (see Note Q to our consolidated financial statements).

Capital Leases

We incurred no new capital lease obligations for the years ended December 31, 2011 and 2010.

Lease Commitments

We have minimum lease commitments of $39.1 million for fiscal 2012. The leased properties generate sufficient cash flow to meet the base rent payment.

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

Net Cash Provided by Operating Activities

Our primary sources of funds are cash flows from operating activities and changes in operating assets and liabilities. Net cash provided by operating activities totaled $35.0 million for 2011, compared to $19.5 million for 2010. Cash provided during 2011 included $31.0 million from operations and changes in operating assets and liabilities of $4.0 million. The net increase in cash resulted primarily from (i) a decrease in notes and accounts receivable by $4.1 million which primarily related to improved customer collections; (ii) an increase in accrued other liabilities of $0.6 million which primarily related an increase in accrued rent partially offset by a decrease in other long-term liabilities; (iii) an increase in accounts payable by $0.8 million which primarily resulted from the timing on payments to our clients and new business that are under management contracts as described under “Daily Cash Collections”; offset by an increase of $0.2 million in prepaid assets primarily related to an increase in prepaid rent and prepaid expenses related to event planning and transportation; and an increase in other assets of $1.3 million primarily related to an increase in the cash surrender values related to the non-qualified deferred compensation plan.

Our primary sources of funds are cash flows from operating activities and changes in operating assets and liabilities. Net cash provided by operating activities totaled $19.5 million for 2010, compared to $21.8 million for 2009. Cash provided during 2010 included $27.5 million from operations, which was offset by changes in operating assets and liabilities of $8.0 million. The net decrease in cash resulted primarily from (i) an increase in notes and accounts receivable by $9.7 million which primarily related to an increase in business from new locations and our acquisitions; (ii) an increase in other assets by $1.9 million which primarily related to an increase in the cash surrender values related to the non-qualified deferred compensation plan and an increase in event and equipment deposits; (iii) a decrease in accounts payable by $5.1 million which primarily resulted from the timing on payments to our clients and new business that are under management contracts as described under “Daily Cash Collections”; offset by a decrease of $2.7 million in prepaid assets primarily related to timing of payroll taxes paid in 2009 related to 2010 payroll and timing of insurance premium payments; and an increase in other liabilities of $6.0 million primarily related to increases in performance-based compensation, accrued severance and timing related payroll accrual.

Net Cash Used in Investing Activities

Net cash used in investing activities totaled $5.3 million in 2011 compared to $7.7 million in 2010. Cash used in investing activities for 2011 included $4.2 million for capital investments needed to secure and/or extend lease facilities, investment in information system enhancements and infrastructure, cost of contract purchases of $0.9 million, $0.3 million for contingent payments on previously acquired businesses; partially offset by proceeds from the sale of assets of $0.1 million.

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

Net Cash Used in Financing Activities

Net cash used in financing activities totaled $23.4 million in 2011 compared to $12.9 million in 2010. Cash used in financing activities for 2011 included $7.5 million to repurchase our common stock, $0.5 million used for payments on capital leases, $15.2 million use for payments on senior credit facility, $0.2 million used for payments on other long-term borrowings, $0.4 million distributed to noncontrolling interest, offset by $0.2 million in proceeds from the exercise of stock options and $0.2 million in excess tax benefits related to stock option exercises.

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

Cash and Cash Equivalents

We had cash and cash equivalents of $13.2 million at December 31, 2011, compared to $7.3 million at December 31, 2010 and $8.3 million at December 31, 2009. The cash balances reflect our ability to utilize funds deposited into our local accounts and which based upon availability, timing of deposits and the subsequent movement of that cash into our corporate accounts may result in significant changes to our cash balances.

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

		Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
	(In thousands)
Long-term debt(1)	$84,438	$2,329	$81,680	$412	$17
Operating leases(2)	121,147	39,051	63,227	13,797	5,072
Capital leases(3)	1,037	633	404	—	—
Other long-term liabilities(4)	33,486	11,092	15,324	498	6,572
Letters of credit(5)	16,823	7,408	9,415	—	—

Total(6)	$256,931	$60,513	$170,050	$14,707	$11,661

(1)	Represents principal amounts and interest. See Note H to our consolidated financial statements.
(2)	Represents minimum rental commitments, excluding contingent rent provisions under all non-cancelable leases.
(3)	Represents principal amounts and interest on capital lease obligations. See Note O to our consolidated financial statements.
(4)	Represents deferred compensation, customer deposits, insurance claims, obligation related to acquisitions, sales tax on capital leases and deferred partnership fees.
(5)	Represents amount of currently issued letters of credit at their maturities.
(6)	$80.0 million in long-term debt and $16.8 million of letters of credit are subject to a variable interest rate. The interest rate used to estimate future interest payment subject to variable debt included in our table is 2.4%, which represents the weighted average interest rate on our variable debt in effect as of December 31, 2011.

In addition we made contingent earn-out payments of $0.3 million for each of the years ended 2011, 2010 and 2009. We made deficiency payments related to Bradley of $1.3 million, $2.5 million and $3.6 million for the years ended 2011, 2010 and 2009, respectively. No amounts have been included on the above schedule related to those payments for future periods as the amounts, if any, are not presently determinable.

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

This listing of critical accounting policies is not intended to be a comprehensive list of all of our accounting policies. Recent accounting pronouncements are included in Note A to our consolidated financial statements. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgment regarding accounting policy. We believe that of our significant accounting policies, the following may involve a higher degree of judgment and complexity:

Impairment of Long-Lived Assets and Goodwill

As of December 31, 2011, our net long-lived assets were comprised primarily of $16.7 million of property, equipment and leasehold improvements and $14.3 million of contract and lease rights. In accounting for our long-lived assets, other than goodwill, we apply the provisions of the guidance related to accounting for the impairment of long-lived assets and long-lived assets to be disposed of.

As of December 31, 2011, we had goodwill of $132.4 million. Goodwill represents the excess of cost over the fair market value of the net assets acquired. Goodwill is not amortized, but rather tested for impairment at least annually in the fourth quarter. On an annual basis and in accordance with ASC 350 Intangibles – Goodwill and other, the Company tests for goodwill impairment using a two-step process, unless there is a triggering event, in which case a test would be performed at the time that such triggering event occurs.

The determination and measurement of an impairment loss under these accounting standards require the significant use of judgment and estimates. The determination of fair value of these assets utilizes cash flow projections that assume certain future revenue and cost levels, assumed discount rates based upon current market conditions and other valuation factors, all of which involve the use of significant judgment and estimation. For the years ended December 31, 2011 and 2010 we were not required to record any impairment charges related to long-lived assets or to goodwill. Future events may indicate differences from our judgments and estimates which could, in turn, result in impairment charges in the future. Future events that may result in impairment charges include increases in interest rates, which would impact discount rates, unfavorable economic conditions or other factors which could decrease revenues and profitability of existing locations and changes in the cost structure of existing facilities. Factors that could potentially have an unfavorable economic effect on our judgments and estimates include, among others: changes imposed by governmental and regulatory agencies, such as property condemnations and assessment of parking-related taxes; construction or other events that could change traffic patterns; and terrorism or other catastrophic events.

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

Foreign Currency Risk

Our exposure to foreign exchange risk is minimal. All foreign investments are denominated in U.S. dollars, with the exception of Canada. We had approximately $1.5 million of Canadian dollar denominated cash instruments at December 31, 2011. We had no Canadian dollar denominated debt instruments at December 31, 2011. We do not hold any hedging instruments related to foreign currency transactions. We monitor foreign currency positions and may enter into certain hedging instruments in the future should we determine that exposure to foreign exchange risk has increased.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of our management, including our chief executive officer, chief financial officer and corporate controller, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework, issued by the Committee on Sponsoring Organization of the Treadway Commission (“COSO Framework”). Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, an independent registered certified public accounting firm, as stated in their attestation report, which is included in this Form 10-K.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Executive Officers of the Registrant

The table below sets forth certain information as of March 7, 2012 regarding our executive officers of the Company, each of whom is elected by and serves at the pleasure of the Board of Directors. The business experience shown for each officer has been his principal occupation for at least the past five years.

Name	Age	Position
James A. Wilhelm	58	President; Chief Executive Officer; Director
G. Marc Baumann	56	Executive Vice President; Chief Financial Officer; Treasurer
Thomas L. Hagerman	51	Executive Vice President; Chief Operating Officer
Gerard M. Klaisle	58	Executive Vice President; Chief Human Resource Officer
John Ricchiuto	55	Executive Vice President of Operations
Robert N. Sacks	59	Executive Vice President; General Counsel and Secretary
Edward E. Simmons	62	Executive Vice President of Operations
Steven A. Warshauer	57	Executive Vice President of Operations
Michael K. Wolf	62	Executive Vice President; Chief Administrative Officer; Associate General Counsel

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

Gerard M. Klaisle has served as our executive vice president and chief human resource officer since February 2010. He served as our senior vice president—human resources from April 2005 through January 2010. Prior to joining our company, Mr. Klaisle was senior vice president of human resources for USF Corporation, a trucking and logistics company, from April 2001 through December 2004. Prior to joining

USF Corporation, Mr. Klaisle served 18 years with Midas, Inc. where he rose from director of labor relations to senior vice president, human resources. Mr. Klaisle earned a B.S. degree from LeMoyne College in 1975 and his M.B.A. from Loyola University in Chicago in 1979.

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

The information required by this item is incorporated by reference to all information under the caption “Transactions with Related Persons and Control Persons,” “Board Matters” and “Out Corporate Governance Practices” included in our Proxy Statement.

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

(b) Exhibits Required by Item 601 of Regulation S-K

The information required by this item is set forth on the exhibit index that follows the signature page of this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Standard Parking Corporation

We have audited the accompanying consolidated balance sheets of Standard Parking Corporation (Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Standard Parking Corporation at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Standard Parking Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2012, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois

March 15, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Standard Parking Corporation

We have audited Standard Parking Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Standard Parking Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Form 10-K. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Standard Parking Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Standard Parking Corporation as of December 31, 2011, and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011, and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois

March 15, 2012

STANDARD PARKING CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(In thousands, except for share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$13,220	$7,305
Notes and accounts receivable, net	46,396	52,167
Prepaid expenses and supplies	2,419	2,312
Deferred taxes	2,745	2,314

Total current assets	64,780	64,098
Leasehold improvements, equipment and construction in progress, net	16,732	16,839
Other assets:
Advances and deposits	5,261	5,172
Long-term receivables, net	14,177	12,789
Intangible and other assets, net	9,420	8,910
Cost of contracts, net	14,286	15,628
Goodwill	132,417	132,196

	175,561	174,695

Total assets	$257,073	$255,632

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,747	$43,984
Accrued rent	5,074	4,044
Compensation and payroll withholdings	11,132	10,774
Property, payroll and other taxes	3,228	3,025
Accrued insurance	7,784	7,012
Accrued expenses	14,086	15,127
Current portion of capital lease and other obligations	754	673

Total current liabilities	86,805	84,639
Deferred taxes	12,981	9,637
Long-term borrowings, excluding current portion:
Obligations under senior credit facility	80,000	95,200
Capital lease and other obligations	1,259	2,029

	81,259	97,229
Other long-term liabilities	26,386	27,324
Stockholders’ equity:
Preferred Stock, par value $0.01 per share; 5,000,000 shares authorized as of December 31, 2011 and 2010; no shares issued	—	—
Common stock, par value $.001 per share; 50,000,000 shares authorized as of December 31, 2011, and 2010; 15,464,864 and 15,775,645 shares issued and outstanding as of December 31, 2011, and 2010, respectively	15	16
Additional paid-in capital	92,662	97,291
Accumulated other comprehensive (loss) income	(318)	103
Accumulated deficit	(42,632)	(60,532)

Total Standard Parking Corporation stockholders’ equity	49,727	36,878
Noncontrolling interest	(85)	(75)

Total equity	49,642	36,803

Total liabilities and stockholders’ equity	$257,073	$255,632

See Notes to Consolidated Financial Statements.

STANDARD PARKING CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2011	2010	2009
	(In thousands, except for share and per share data)
Parking services revenue:
Lease contracts	$147,510	$138,664	$140,441
Management contracts	173,725	171,331	153,382
Reimbursed management contract revenue	408,427	411,148	401,671

Total revenue	729,662	721,143	695,494
Costs and expenses:
Cost of parking services:
Lease contracts	136,494	128,613	130,897
Management contracts	96,159	94,481	84,167
Reimbursed management contract expense	408,427	411,148	401,671

Total cost of parking services	641,080	634,242	616,735
Gross profit:
Lease contracts	11,016	10,051	9,544
Management contracts	77,566	76,850	69,215

Total gross profit	88,582	86,901	78,759
General and administrative expenses(1)	48,297	47,878	44,707
Depreciation and amortization	6,618	6,074	5,828

Total costs and expenses	695,995	688,194	667,270
Operating income	33,667	32,949	28,224
Other expenses (income):
Interest expense	4,691	5,335	6,012
Interest income	(537)	(249)	(268)

	4,154	5,086	5,744
Income before income taxes	29,513	27,863	22,480
Income tax expense	11,235	10,755	8,265

Net income	18,278	17,108	14,215
Less: Net income attributable to noncontrolling interest	378	268	123

Net income attributable to Standard Parking Corporation	$17,900	$16,840	$14,092

Common stock data:
Net income per share:
Basic	$1.14	$1.08	$0.92
Diluted	$1.12	$1.06	$0.90
Weighted average shares outstanding:
Basic	15,703,595	15,579,352	15,292,412
Diluted	16,047,879	15,944,662	15,683,525

(1)	Non-cash stock based compensation expense of $2,451, $2,310 and $2,292 for the years ended December 31, 2011, 2010 and 2009, respectively, is included in general and administrative expenses.

See Notes to Consolidated Financial Statements.

STANDARD PARKING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated Other Comprehensive
	Common Stock		Additional Paid-In		Treasury Stock		Accumulated	Noncontrolling
	Number of Shares	Par Value			Number of Shares	Amount
			Capital	Income (Loss)			Deficit	Interest	Total
	(In thousands, except for share and per share data)
Balance (deficit) at December 31, 2008	16,110,781	$16	$103,541	$85	627,423	$(11,161)	$(91,464)	$(59)	958
Net income							14,092	123	14,215
Foreign currency translation adjustments				228					228

Comprehensive income									14,443
Repurchase and retirement of common stock	(843,540)	(1)	(15,045)		(627,423)	11,161			(3,885)
Proceeds from exercise of stock options	105,896	—	415						415
Issuance of stock grants	12,291	—	220						220
Stock-based compensation related to long-term incentive plan			51						51
Non-cash stock-based compensation related to restricted stock units			2,046						2,046
Non-cash stock-based compensation expense			30						30
Tax benefit from exercise of stock options			535						535
Distribution to noncontrolliing interest								(136)	(136)

Balance (deficit) at December 31, 2009	15,385,428	$15	$91,793	$313	—	$—	$(77,372)	$(72)	$14,677
Net income							16,840	268	17,108
Foreign currency translation adjustments				169					169
Revaluation of interest rate cap				(379)					(379)

Comprehensive income									16,898
Proceeds from exercise of stock options	385,027	1	1,772						1,773
Issuance of stock grants	14,396		245						245
Retirement of common stock	(9,206)	—	—						—
Non-cash stock-based compensation related to restricted stock units			2,065						2,065
Tax benefit from exercise of stock options			1,416						1,416
Distribution to noncontrolling interest								(271)	(271)

Balance (deficit) at December 31, 2010	15,775,645	$16	$97,291	$103	—	$—	$(60,532)	$(75)	$36,803
Net income							17,900	378	18,278
Foreign currency translation adjustments				(390)					(390)
Revaluation of interest rate cap				(31)					(31)

Comprehensive income									17,857
Repurchase of common stock	(461,512)	(1)	(7,543)						(7,544)
Exercise of stock options	68,322	—	217						217
Issuance of stock grants	14,009	—	245						245
Vested restricted stock units	68,400	—	—						—
Non-cash stock-based compensation related to restricted stock units			2,206						2,206
Tax benefit from exercise of stock options			246						246
Distribution to noncontrolling interest								(388)	(388)

Balance (deficit) at December 31, 2011	15,464,864	$15	$92,662	$(318)	$—	$—	$(42,632)	$(85)	$49,642

See Notes to Consolidated Financial Statements.

STANDARD PARKING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except for share and per share data)
Operating activities
Net income	$18,278	$17,108	$14,215
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,671	6,018	5,460
Loss on sale of assets	31	115	332
Amortization of debt issuance costs	638	638	640
Non-cash stock-based compensation	2,451	2,310	2,292
Provision for losses on accounts receivable	201	100	376
Excess tax benefit related to stock option exercises	(246)	(1,446)	(535)
Deferred income taxes	2,913	2,629	4,642
Changes in operating assets and liabilities:
Notes and accounts receivable	4,095	(9,672)	(1,860)
Prepaid assets	(154)	2,710	(2,244)
Other assets	(1,332)	(1,887)	(1,798)
Accounts payable	763	(5,098)	2,028
Accrued liabilities	641	6,009	(1,787)

Net cash provided by operating activities	34,950	19,534	21,761
Investing activities
Purchase of leasehold improvements and equipment	(4,150)	(2,985)	(3,486)
Proceeds from the sale of assets	116	5	58
Acquisitions	14	(3,597)	(2,450)
Cost of contracts purchased	(932)	(678)	(934)
Capital interest	(43)	(139)	—
Contingent payments for businesses acquired	(262)	(340)	(268)

Net cash used in investing activities	(5,257)	(7,734)	(7,080)
Financing activities
Proceeds from exercise of stock options	217	1,773	415
Repurchase of common stock	(7,544)	—	(3,885)
Earn-out payments	—	(529)	—
Payments on senior credit facility	(15,200)	(14,650)	(10,750)
Payments on long-term borrowings	(136)	(128)	(120)
Distribution to noncontrolling interest	(388)	(271)	(136)
Payments of debt issuance costs	(30)	(30)	(30)
Payments on capital leases	(553)	(531)	(983)
Tax benefit related to stock option exercise	246	1,446	535

Net cash used in financing activities	(23,388)	(12,920)	(14,954)
Effect of exchange rate changes on cash and cash equivalents	(390)	169	228

Increase (decrease) in cash and cash equivalents	5,915	(951)	(45)
Cash and cash equivalents at beginning of year	7,305	8,256	8,301

Cash and cash equivalents at end of year	$13,220	$7,305	$8,256

Cash paid for:
Interest	$4,015	$5,097	$5,951
Income taxes	7,507	7,270	2,938

See Notes to Consolidated Financial Statements.

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

(In thousands except share and per share data)

Note A. Significant Accounting Policies and Practices

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and variable interest entities in which the Company is the primary beneficiary. Noncontrolling interest recorded in the consolidated statement of income is the interest in consolidated VIEs not controlled by the Company. We have interest in thirteen joint ventures and one limited liability company. The thirteen joint ventures each operate between one and thirty parking facilities. The limited liability company was formed to collect and distribute parking facility data for a fee. Of the fourteen variable interest entities, seven are consolidated into our financial statements, and seven are single purpose entities where the Company is not the primary beneficiary and therefore the Company does not control these entities as power is shared. Investments in variable interest entities where the Company is not the primary beneficiary are accounted for under the equity method. All significant intercompany profits, transactions and balances have been eliminated in consolidation.

Parking Services Revenue

The Company’s revenues are primarily derived from leased locations, managed properties and the providing of ancillary services, such as accounting, equipment leasing, payments received for exercising termination rights, consulting development fees, gains on sales of contracts, insurance and other value-added services. In accordance with the guidance related to revenue recognition, revenue is recognized when persuasive evidence of an arrangement exists, the fees are fixed or determinable, collectability is reasonably assured and as services are provided. The Company recognizes gross receipts (net of taxes collected from customers) as revenue from leased locations, and management fees for parking services, as the related services are provided. Ancillary services are earned from management contract properties and are recognized as revenue as those services are provided.

Cost of Parking Services

The Company recognizes costs for leases, non-reimbursed costs from managed facilities and reimbursed expense as cost of parking services. Cost of parking services consists primarily of rent and payroll related costs.

Advertising Costs

Advertising costs are expensed as incurred and are included in general and administrative expenses. Advertising expenses aggregated $317, $308 and $212 for 2011, 2010 and 2009, respectively.

Stock-Based Compensation

Share based payments to employees including grants of employee stock options and restricted stock units are measured at the grant date, based on the estimated fair value of the award, and the expense is recognized over the requisite employee service period (generally the vesting period) for awards expected to vest (considering estimated forfeitures).

Cash and Cash Equivalents

Cash equivalents represent funds temporarily invested in money market instruments with maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value.

Allowance for Doubtful Accounts

Accounts receivable, net of the allowance for doubtful accounts, represents our estimate of the amount that ultimately will be realized in cash. Management reviews the adequacy of its allowance for doubtful accounts on an ongoing basis, using historical collection trends, aging of receivables, and a review of specific accounts, and makes adjustments in the allowance as necessary. Changes in economic conditions or other circumstances could have an impact on the collection of existing receivable balances or future allowance considerations. As of December 31, 2011 and 2010, the Company’s allowance for doubtful accounts was $2,969 and $2,805, respectively.

Leasehold Improvements, Equipment, and Construction in Progress, net

Leasehold improvements and equipment are stated at cost less accumulated depreciation and amortization. Equipment is depreciated on the straight-line basis over the estimated useful lives ranging from 2 to 10 years. Leasehold improvements are amortized on the straight-line basis over the terms of the respective leases or the service lives of the improvements, whichever is shorter (average of approximately 7 years). Assets under capital leases are amortized on the straight-line basis over the shorter of the terms of the respective leases or the service lives of the asset and is included in depreciation expense.

Costs associated with directly obtaining, developing or upgrading internal-use software are capitalized and amortized over the estimated useful life of software.

Cost of Contracts

Cost of parking contracts are amortized on a straight-line basis over the weighted average contract life which is 9.7 years for the year ending December 31, 2011, 9.5 years for the year ending December 31, 2010 and 9.4 years for the year ending December 31, 2009. Amortization expense was $2,275, $1,907 and $1,762 in 2011, 2010 and 2009, respectively.

Goodwill

We test goodwill for impairment annually and more frequently if circumstances warrant. We determine fair values for each of the reporting units using an income approach. For purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each segment. These assumptions could be adversely impacted by certain of the risks discussed in “Risk Factors” in Item 1A of this Form 10-K. Actual results may differ from those assumed in our forecasts. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective reporting units and in our internally developed forecasts.

We performed our annual impairment test for goodwill at all of our reporting units in the fourth quarter. In performing the valuations, we used cash flows, which reflected management’s forecasts and discount rates which reflect the risks associated with the current market. Based on the results of our testing, the fair values of each of our reporting units exceeded their book values; therefore, the second step of the impairment test (in which fair value of each of the reporting unit’s assets and liabilities is measured) was not required to be performed and no goodwill impairment was recognized.

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

Debt Issuance Costs

The costs of obtaining financing are capitalized and amortized as interest expense over the term of the respective financing using the interest rate method. Debt issuance costs of $950 and $1,558 at December 31, 2011 and 2010, respectively, are included in intangibles and other assets in the consolidated balance sheets and are reflected net of accumulated amortization. Amortization expense was $638, $638 and $640 at December 31, 2011, 2010 and 2009, respectively.

Financial Instruments

The carrying values of cash, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these financial instruments. Long-term debt has a carrying value that approximates fair value because these instruments bear interest at variable market rates.

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

On February 22, 2010, we entered into interest rate cap agreements with Wells Fargo Bank N.A. (“Wells Fargo”) and Fifth Third Bank (“Fifth Third”), allowing us to limit our exposure on a portion of our borrowings under our senior credit facility (“Rate Cap Transactions”). Pursuant to two separate letter agreements between the Company and Wells Fargo and Fifth Third, respectively, we will receive payments from Wells Fargo and Fifth Third each quarterly period to the extent that the prevailing three month LIBOR during that period exceeds our cap rate of 3.25%. The Rate Cap Transactions are effective March 31, 2010, and will settle each quarter on a date that is intended to coincide with our quarterly interest payment dates under our senior credit facility. The Rate Cap Transactions cap our LIBOR interest rate on a notional amount of $50,000 at 3.25% for a total of 39 months. These Rate Cap Transactions are classified as a cash flow hedge, and we calculate the effectiveness of the hedge on a quarterly basis. The ineffective portion of the cash flow hedge is recognized in earnings as an increase of interest expense of $112 in 2011 and $1 in 2010. The fair value of the interest rate cap at December 31, 2011 and 2010 is $8 and $174, respectively and is included in prepaid expenses.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current environment.

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

Income Taxes

Income tax in the consolidated statement of operations includes deferred income tax provisions or benefits for all significant temporary differences in recognizing income and expenses for financial reporting and income tax purposes. A valuation allowance is established if it is more likely than not that a deferred tax asset will not be realized.

Reimbursed Management Contract Revenue and Expense

The Company recognizes as both revenues and expenses, in equal amounts, costs incurred by the Company that are directly reimbursed from its management clients. The Company has determined it is the principal in these transactions, as defined in ASC 605-45 Principal Agent Considerations, based on the indicators of gross revenue reporting. As the principal, we are the primary obligor in the arrangement, have latitude in establishing price, discretion in supplier selection, and we assume credit risk.

Recent Accounting Pronouncements

Accounting Standards Not Yet Adopted

In June 2011, the Financial Accounting Standards Board (“FASB”) issued updated accounting guidance related to the presentation of comprehensive income. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income, which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance is effective for fiscal years beginning after December 15, 2011. Early adoption is not permitted. The adoption of this update will impact the presentation and disclosure of the Company’s financial statements but will not impact the Company’s results of operations, financial position, or cash flows.

In September 2011, the FASB issued updated accounting guidance related to testing goodwill for impairment. The amendments provide entities with the option of performing a qualitative assessment before performing the first step of the two-step impairment test. If entities determine, on the basis of qualitative factors, it is not more likely than not that the fair value of the reporting unit is less than the carrying amount, then performing the two-step impairment test would be unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. The amendment also provides entities with the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the first step of the two-step impairment test. This guidance is effective for interim and annual periods beginning after December 15, 2011, but early adoption is permitted. Although the Company is still evaluating the impact of this guidance, we do not believe that its adoption will have a material effect on the Company’s financial position, results of operations or cash flows but could impact financial statement disclosures.

In May 2011, the FASB issued updated accounting guidance related to amendments to achieve common fair value measurement and disclosure requirements. The guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. This guidance is effective for fiscal years beginning after December 15, 2011. Early adoption is not permitted. We are currently evaluating how we will adopt this new guidance and the impact, if any, the adoption will have on our future results of operations and financial condition.

Accounting Standards Adopted

In September 2011, the FASB issued updated accounting guidance related to compensation retirement benefits for multiemployer plans. The amendments are intended to provide more information about an employer’s financial obligations to multiemployer pension plans and multiemployer other postretirement benefits plans and, therefore, help financial statement users better understand the financial health of all of the significant plans in which the employer participates. This guidance is effective for annual periods ending after December 15, 2011. The Company has provided increased disclosures related to its participation in multi-employer pension plans.

Reclassification

Certain amounts previously presented in the financial statements of prior periods have been reclassified to conform to current year presentation.

Note B. Common and Preferred Stock

On April 28, 2010, our stockholders approved the charter amendment increasing the Company’s number of shares of common stock authorized for issuance under the certificate of incorporation by 28,700,000 shares, and increasing the number of shares of preferred stock from ten shares to 5,000,000 shares. The amount of total authorized capital stock following the amendment is 55,000,000 shares, which includes 50,000,000 shares of common stock with a $0.001 par value and 5,000,000 shares of preferred stock with a $0.01 par value. The amendment was filed with the State of Delaware on April 29, 2010.

Note C. Net Income Per Common Share

Companies are required to present basic and diluted earnings per share. Basic net income per share is computed by dividing net income attributable to Standard Parking Corporation by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is based upon the weighted average number of shares of common stock outstanding for the period plus dilutive potential common shares, including stock options and restricted stock units using the treasury-stock method.

A reconciliation of the weighted average basic shares outstanding to the weighted average diluted shares outstanding is as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands except for share and per share data)
Net income attributable to Standard Parking Corporation	$17,900	$16,840	$14,092

Weighted average basic shares outstanding	15,703,595	15,579,352	15,292,412
Effect of dilutive stock options and restricted stock units	344,284	365,310	391,113

Weighted average diluted shares outstanding	16,047,879	15,944,662	15,683,525

Net income per share:
Basic	$1.14	$1.08	$0.92
Diluted	$1.12	$1.06	$0.90

There were no anti-dilutive options for the years ended December 31, 2011 and 2010. There were 19,068 anti-dilutive options excluded in the computation of diluted earnings per share for the year ended December 31, 2009 because the options’ exercise prices were greater than the average market price of the common stock.

For the year ended December 31, 2009, 9,205 shares of performance based restricted stock were not included in the computation of weighted average diluted common share amounts because the number of shares ultimately issuable is contingent on the Company’s performance goals, which were not achieved as of those dates. The plan was completed as of December 31, 2009, and during the second quarter of 2010, all non-awarded shares were returned to the pool of generally available shares available for future use under the Long-Term Incentive Plan.

There are no additional securities that could dilute basic EPS in the future that were not included in the computation of diluted EPS, other than those disclosed.

Note D. Leasehold Improvements, Equipment and Construction in Progress, net

A summary of leasehold improvements, equipment, and construction in progress and related accumulated depreciation and amortization is as follows:

		December 31
	Ranges of Estimated Useful Life	2011	2010
Equipment	2-5 Years	$12,021	$12,241
Software	3-10 Years	12,643	7,512
Vehicles	4 Years	9,405	8,913
Other	10 Years	2,464	2,316
Leasehold improvements	Shorter of lease term or economic	9,732	9,642
Construction in progress	life up to 10 years	2,255	6,025

		48,520	46,649
Less accumulated depreciation and amortization		(31,788)	(29,810)

Leasehold improvements, equipment and construction in progress, net		$16,732	$16,839

Depreciation expense was $4,167, $3,722 and $3,832 in 2011, 2010 and 2009, respectively. Depreciation includes losses on abandonments of leasehold improvements and equipment of $31, $53 and $369 in 2011, 2010 and 2009, respectively.

Note E. Cost of Contracts, net

Cost of contracts represents the cost of obtaining contractual rights associated with providing parking services at a managed or leased facility. Cost consists of either capitalized payments made to third parties or the value ascribed to contracts acquired through acquisition. Cost of contracts are amortized over the estimated life of the contracts, including anticipated renewals and terminations. Estimated lives are based on either the contract life or anticipated lives that are consistent with the underlying valuation analysis used in determining the fair value at acquisition.

The balance of cost of contracts is comprised of the following:

	December 31,
	2011	2010
Cost of contracts	$24,203	$23,273
Accumulated amortization	(9,917)	(7,645)

Cost of contracts, net	$14,286	$15,628

The expected future amortization of cost of contracts is as follows:

Cost of Contract
2012	$2,344
2013	2,237
2014	2,043
2015	1,829
2016	1,643
2017 and Thereafter	4,190

Total	$14,286

Amortization expense related to cost of contracts was $2,275, $1,907 and $1,762 for the years ended December 31, 2011, 2010 and 2009 respectively. Amortization includes losses on cost of contracts of $0, $62, and $0 in 2011, 2010 and 2009, respectively. The weighted average useful life is 9.7 years for 2011, 9.5 years for 2010 and 9.4 years for 2009.

Note F. Acquisitions

2010 Acquisitions

On December 8, 2010, the Company acquired Expert Parking, Inc. and Expert Parking Management, Inc. in a stock purchase transaction for a purchase price in the amount of $5,963 net of cash acquired, of which $3,583 was paid in cash, and $2,380 of earn-out payments to be paid over five years, which are contingent upon achieving certain financial performance targets. Expert Parking, based in Philadelphia, Pennsylvania, operates and manages garages in Pennsylvania and New Jersey.

The acquisition represents an acquisition of a business and was accounted for using the purchase method of accounting. The Company has completed its fair value analysis and the purchase price allocation is final. The Company financed the acquisition through additional term borrowings under the senior credit facility and existing cash. The results of operations of this acquisition is included in the Company’s consolidated statement of income from the date of acquisition.

The Company expensed acquisition related costs of $10 in 2011 and $207 in 2010. These costs are included in general and administrative expenses in the income statement. The amount of goodwill that is expected to be deductible for tax purposes is $1,182. The acquisition is not considered material to the Company.

Note G. Fair Value Measurement

The Company applies the accounting standards for fair value measurements and disclosures for its financial assets and financial liabilities. The guidance requires disclosures about assets and liabilities measured at fair value. The Company’s financial assets relate to the interest rate cap of $8 and the Company’s financial liabilities relate to contingent acquisition consideration payments of $6,498.

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

The significant inputs used to derive the fair value of the contingent acquisition consideration include financial forecasts of future operating results, the probability of reaching the forecast and the associated discount rate. The weighted average probability of the contingent acquisition consideration ranges from 95% to 10%, with a weighted average discount rate of 12%. The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis and the basis of measurement at December 31, 2011 and 2010:

	Total Fair Value Measurement at December 31, 2011	Level 1	Level 2	Level 3
Assets:
Interest Rate Cap	$8	—	8	—
Liabilities:
Contingent acquisition consideration	$(6,498)	—	—	(6,498)

	Total Fair Value Measurement at December 31, 2010	Level 1	Level 2	Level 3
Assets:
Interest Rate Cap	$174	—	174	—
Liabilities:
Contingent acquisition consideration	$(6,807)	—	—	(6,807)

The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3):

Due to Seller
Balance at December 31, 2009	$(5,090)
Increase related to new acquisitions	(2,400)
Payment of contingent consideration	529
Change in fair value	154

Balance at December 31, 2010	(6,807)
Increase related to new acquisitions	—
Payment of contingent consideration	—
Change in fair value	309

Balance at December 31, 2011	$(6,498)

For the year ended December 31, 2011, the Company recorded adjustments to the original contingent consideration obligation recognized upon the acquisition of Gameday Management Group U.S. The adjustments were the result of using revised forecasts and updated fair value measurements that adjusted the Company’s potential earn-out payments related to the purchase of this business.

For the year ended December 31, 2011, the Company recognized a benefit of $309 in general and administrative expenses in the statement of income due to the change in fair value measurements using a level three valuation technique.

The carrying and estimated fair values of the Company’s financial instruments at December 31, 2011 and 2010 were as follows:

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Cash and cash equivalents	$13,220	$13,220	$7,305	$7,305
Long-term debt —
Senior credit facility	(80,000)	(80,000)	(95,200)	(95,200)
Capital lease obligation	(972)	(972)	(1,525)	(1,525)
Obligations on Seller notes and other	(1,041)	(1,041)	(1,177)	(1,177)

The carrying values of cash and cash equivalents approximate their fair value due to the short-term nature of these financial instruments. Long-term debt has a carrying value that approximates fair value because these instruments bear interest at variable market rates. The fair value of the capital lease and obligations on Seller notes and other obligations were estimated to not be materially different from the carrying amount.

Note H. Borrowing Arrangements

Long-term borrowings, in order of preference, consist of:

		Amount Outstanding
	Due Date	December 31, 2011	December 31, 2010
	(In thousands)
Senior credit facility	June 2013	$80,000	$95,200
Capital lease obligations	Various	972	1,525
Obligations on Seller notes and other	Various	1,041	1,177

Total debt		82,013	97,902
Less current portion		754	673

Total long-term debt		$81,259	$97,229

Future minimum payments of total long-term debt at December 31, 2011 are as follows:

2012	$2,329
2013	81,268
2014	206
2015	206
2016	206
Thereafter	223

Total minimum payments	84,438
Less: Amounts representing interest	3,397

Present value of minimum payments	81,041
Present value of minimum payments of capital leases(1)	972
Less: Current portion	754

Total long-term portion	$81,259

(1)	Future minimum lease payments under capital leases are included in Note O.

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

We are in compliance with all of our covenants as of December 31, 2011.

The weighted average interest rate on our senior credit facility at December 31, 2011 and 2010 was 2.5% and 2.6%, respectively. The rate includes all outstanding LIBOR contracts, interest rate cap effect and letters of credit. The weighted average interest rate on outstanding borrowings, not including letters of credit, was 2.6% at December 31, 2011 and December 31, 2010.

At December 31, 2011, we had $16,823 of letters of credit outstanding under the senior credit facility, borrowings against the senior credit facility aggregated $80,000, and we had $61,424 available under the senior credit facility.

We have entered into various financing agreements, which were used for the purchase of equipment.

Note I. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2011 and 2010 are as follows:

	2011	2010	2009
Revaluation of interest rate cap	$(411)	$(379)	$—
Effect of foreign currency translation	93	482	313

Total	$(318)	$103	$313

Note J. Income Taxes

The components of income tax expense (benefit) for the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Current provision:
U.S. federal	$6,202	$5,958	$2,778
Foreign	292	682	250
State	1,678	1,238	735

Total current	8,172	7,878	3,763
Deferred provision:
U.S. federal	3,015	2,497	4,133
Foreign	5	(96)	—
State	43	476	369

Total deferred	3,063	2,877	4,502

Income tax expense	$11,235	$10,755	$8,265

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2011 and 2010 are as follows:

	2011	2010
Deferred tax assets:
Net operating loss carry forwards	$4,017	$4,947
Accrued expenses	9,651	9,079
Accrued compensation	6,081	5,371
Other	274	253
Gross deferred tax assets	20,023	19,650
Less: valuation allowance	(318)	(318)

Total deferred tax asset	19,705	19,332

Deferred tax liabilities:
Prepaid expenses	(244)	(253)
Undistributed foreign earnings	(1,176)	(1,100)
Tax over book depreciation and amortization	(3,012)	(1,849)
Tax over book goodwill amortization	(25,426)	(23,357)
Other	(83)	(97)

Total deferred tax liabilities	(29,941)	(26,656)

Net deferred tax liability	$(10,236)	$(7,324)

Amounts recognized on the balance sheet consist of:

	2011	2010
Deferred tax asset, current	$2,745	$2,314
Deferred tax (liability), long term	(12,981)	(9,637)

Net deferred tax liability	$(10,236)	$(7,323)

The accounting guidance for accounting for income taxes requires that we assess the realizability of deferred tax assets at each reporting period. These assessments generally consider several factors including the reversal of existing temporary differences, projected future taxable income, and potential tax planning strategies. We have valuation allowances totaling $318 at December 31, 2011 and 2010 related to our state net operating loss (NOLs) carryforwards that we believe are not likely to be realized based upon our estimates of future state taxable income limitations of the use of our state NOLs, and the carryforward life over which the state tax benefit will be realized.

At December 31, 2011, the Company had $8,869 of gross federal net operating loss (NOLs) carryforwards, which will expire in the years 2023 through 2024, and $913 of tax effected state net operating loss (NOLs) carryforwards which will expire 2012 through 2026. As a result of the initial public offering completed in June of 2004, an ownership change occurred under Internal Revenue Code Section 382 which limits our ability to use pre-change NOLs to reduce future taxable income. Additionally, a second ownership change occurred in May 2009, however, since the fair market value of the Company’s shares were significantly higher than at the time of the initial public offering, there was no change in the applicable Section 382 limitation that limits our ability to utilize pre-change NOLs.

Since 2005, the Company has treated its investment in its Canadian subsidiary as non-permanent in duration and provided taxes on the undistributed Canadian earnings under the applicable accounting guidance. In 2011 the Company reassessed the treatment of the undistributed earnings of its Canadian subsidiary and determined that approximately $1,600 of Canadian earnings are permanently reinvested to meet the Canadian subsidiary’s working capital requirements. The Company has provided taxes for the remaining undistributed earnings of its Canadian subsidiary in excess of the permanently reinvested amount.

A reconciliation of the Company’s reported income tax provision (benefit) to the amount computed by multiplying book income/(loss) before income taxes by the statutory United States federal income tax rate for the years ended December 31, 2011, 2010 and 2009 is as follows:

	2011	2010	2009
Tax at statutory rate	$10,330	$9,752	$7,868
Permanent differences	572	464	447
State taxes, net of federal benefit	1,134	1,314	933
Effect of foreign tax rates	(71)	(24)	(86)
Recognition of tax credits	(903)	(526)	(929)
Other	173	(174)	119

	11,235	10,806	8,352
Change in valuation allowance	—	(51)	(87)

Income tax expense	$11,235	$10,755	$8,265

Income taxes paid in aggregate to United States federal, state and Canadian tax authorities was $7,507, $7,270 and $2,938 in 2011, 2010 and 2009, respectively.

As of December 31, 2011, the Company has not identified any uncertain tax positions that would have a material impact on the Company’s financial position. The Company recognizes potential interest and penalties related to uncertain tax positions, if any, in income tax expense.

The tax years that remain subject to examination for the Company’s major tax jurisdictions at December 31, 2011 are shown below:

2005 – 2010	United States—federal income tax
2005 – 2010	United States—state and local income tax
2007 – 2010	Canada

Note K. Benefit Plans

The Company has deferred compensation arrangements for certain key executives, a savings and retirement plan, and a non-qualified deferred compensation plan in which certain employees are eligible to participate.

The Company offers deferred compensation arrangements for certain key executives. Subject to their continued employment by the Company, certain employees offered supplemental pension arrangements will receive a defined monthly benefit upon attaining age 65. At December 31, 2011 and 2010, the Company has accrued $3,362 and $3,154, respectively, representing the present value of the future benefit payments. Expenses related to these plans amounted to $311, $154, and $217 in 2011, 2010 and 2009, respectively.

Participants in the savings and retirement plan may elect to contribute a portion of their compensation to the plan. The Company, contributes an amount in cash or other property as required by the plan. Expenses related to these plans amounted to $988, $951, and $897 in 2011, 2010 and 2009, respectively.

The Company also offers a non-qualified deferred compensation plan. This plan allows certain employees to defer a portion of their compensation, limited to a maximum of $50 per year, to be paid to the participants upon separation of employment or distribution date selected by employee. To support the non-qualified deferred compensation plan, the Company has elected to purchase Company owned life insurance (“COLI”) policies on certain plan participants. The cash surrender value of the COLI policies is designed to provide a source for funding the accrued liability. As of December 31, 2011 and 2010, the cash surrender value of the COLI policies is $3,902 and $2,830, respectively and is included in intangible and other assets, net on the consolidated balance sheet. The liability for the non-qualified deferred compensation plan is included in other long-term liabilities and was $3,929 and $2,960 as of December 31, 2011 and 2010, respectively.

The Company contributes to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

a. Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

b. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

c. If the Company chooses to stop participating in one of its multiemployer plans, it may be required to pay the plan an amount based on the underfunded status of the plan, referred to as withdrawal liability.

The Company’s participation in these plans for the annual period ended December 31, 2011, is outlined in the table below. The “EIN/Pension Plan Number” row provides the Employee Identification Number (EIN) and the three-digit plan number, if applicable. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” row indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last row lists the expiration dates of the collective-bargaining agreements to which the plans are subject. There have been no significant changes, affecting period-to-period comparability of contributions, to the number of employees covered by the Company’s multiemployer plans from 2009 to 2011.

	EIN/ Pension Plan Number	Pension Protection Zone Status		FIP/FR Pending Implementation	Contributions			Surcharge Imposed	Zone Status as of the Most Recent Annual Report	Expiration Date of Collective Bargaining Agreement
Pension		2010	2009		2011	2010	2009
Teamsters Local Union 727	0001746	Green	Green	N/A	3,617	2,500	2,209	No	2/28/11, 2/28/10	10/31/11
Western Conference of Teamsters	91-6145047	Green	Green	N/A	215	206	186	No	1/1/10, 1/1/09	4/30/13

The Company’s contributions represented more than five percent of total contributions to the Teamsters Local Union No. 727 Benefit Fund as indicated in the Fund’s Form 5500 for the plan year ending February 28, 2011 (the Plan’s most recently available annual report). We do not represent more than five percent to any other fund.

Net expenses not reimbursed by clients and related to multiemployer defined benefit and defined contribution benefit plans were $710, $552 and $572 in 2011, 2010 and 2009, respectively.

In the event that we decide to cease participating in these plans, we could be assessed a withdrawal liability. We currently do not have any intentions to cease participating in these multiemployer pension plans and therefore would not trigger the withdrawal liability.

Note L. Leases and Contingencies

The Company operates parking facilities under operating leases expiring on various dates, generally prior to 2019. Certain of the leases contain options to renew at the Company’s discretion.

Total future annual rent expense is not determinable as a portion of such future rent is contingent based on revenues. At December 31, 2011, the Company’s minimum rental commitments, excluding contingent rent provisions under all non-cancelable operating leases, are as follows:

2012(1)	$39,051
2013	27,943
2014	19,340
2015	15,945
2016	10,193
2017 and thereafter,	8,675

$121,147

(1)	$7,317 is included in 2012’s minimum commitments for leases that expire in less than one year.

Rent expense, including contingent rents, was $108,324, $101,623 and $101,634 in 2011, 2010 and 2009, respectively.

Contingent rent expense was $58,309, $53,211 and $53,513 in 2011, 2010 and 2009, respectively. Contingent rent expense consists primarily of percentage rent payments, which will cease at various times as certain leases expire.

We enter into contingent purchase price arrangements from time to time for our business combinations and depending upon the date of the business combination, some of our contingent purchase price arrangements are not reflected in our consolidated balance sheet as those acquisitions occurred prior to the adoption of the most recent guidance on business combinations which now requires these to be recorded on the date of the acquisition. Our contingent payment obligations outstanding under previous business combination rules totaled $536 and

$908, as of December 31, 2011 and 2010, respectively, assuming all performance targets would be achieved as of December 31, 2011 and 2010, and on an aggregate undiscounted basis. Such contingent payments will be accounted for as additional purchase price if the performance criteria are achieved; accordingly, this contingent payment obligation is not recorded at December 31, 2011. In addition, as of December 31, 2011 we have accrued $233 for contingent payment obligations incurred in 2011 under previous business combination rules. We have recorded a contingency obligation for acquisitions subsequent to the adoption of the most recent guidance on business combinations, in the amount of $6,498, of which $4,295 is included in the other long-term liabilities and $2,203 is included in accrued expenses at December 31, 2011.

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

In 2011, 2010 and 2009, Standard Parking provided property management services for fourteen, sixteen, and nineteen separate retail shopping centers and commercial office buildings, respectively, in which D&E has an ownership interest. In consideration of the property management services we provided for these properties, we recorded net management fees totaling $630, $634 and $689 in 2011, 2010 and 2009, respectively.

In 2011, 2010 and 2009, our wholly owned subsidiary, SP Plus Security, Inc., formerly known as Preferred Response Security Services, Inc., provided security services for two retail shopping centers owned by D&E. We recorded net management fees amounting to $2 for these security services in 2011, $30 in 2010 and $30 in 2009. We provided sweeping and power washing for one retail shopping facility in which D&E has ownership interest in 2011 and 2010 and two retail shopping facilities in which D&E has ownership in 2009. For these services we recorded net management fees totaling $1 in 2011, $1 in 2010 and $1 in 2009.

On June 2, 2004, we entered into a registration rights agreement with Steamboat Industries LLC, our former parent company and an affiliate of Mr. Holten, our former Chairman (“Steamboat”). Pursuant to the registration rights agreement, Steamboat exercised its demand registration rights in April 2009. No registration statement was filed pursuant to the demand made by Steamboat.

On May 15, 2009, Steamboat transferred all of its rights under the registration rights agreement to GSO Special Situations Fund LP, GSO Special Situations Overseas Master Fund Ltd., GSO Special Situations Overseas Benefit Plan Fund Ltd., GSO Capital Opportunities Fund LP, and CML VII, LLC. (collectively, the “Significant Stockholders”) together with substantially all of its Standard Parking common stock, and the Significant Stockholders agreed in writing to be bound by the terms of this agreement. At the time of these transactions, Timothy J. White, formerly one of our directors, was a Senior Managing Director and Co-Head of Mezzanine Investing and Head of Private Equity Investing for GSO Capital Partners LP, an affiliate of the GSO funds that are Significant Stockholders. Pursuant to the registration rights agreement, the Significant Stockholders exercised their demand registration rights before such rights terminated on May 27, 2009, and a shelf registration statement on Form S-3 was filed pursuant to the Significant Stockholders’ demand notice to register all of the 7,581,842 shares of Standard Parking common stock that they held. On November 9, 2009, our Company and the Significant Stockholders entered into Amendment No. 1 to Registration Rights Agreement to cause the registration statement to remain effective for a period of two years from the date that it became effective, which was October 6, 2009. Accordingly, we were required to cause the registration statement to remain effective until October 6, 2011 or until all 7,581,842 registered shares have been distributed, whichever occurs first. The registration rights terminated because these shares of common stock were sold in a public offering and/or the Significant Stockholders’ shares all became eligible for sale under Rule 144.

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

Note O. Capital Leases

Property under capital leases included within equipment is as follows:

	December 31,
	2011	2010
Service vehicles	$3,739	$3,739
Parking equipment	—	64

	3,739	3,803
Less: Accumulated depreciation	2,951	2,473

	$788	$1,330

Amortization expense was $542, $561 and $844 in 2011, 2010 and 2009, respectively, which is included in depreciation expense.

Future minimum lease payments under capital leases at December 31, 2011 as well as the present value of the minimum lease payments through expiration are as follows:

2012	$633
2013	403

Total minimum payments	1,036
Less: Amounts representing interest	64

Present value of minimum payments	972
Less: Current portion	609

Total long-term portion	$363

Note P. Goodwill

Goodwill is assigned to respective segments based upon the specific Region where the assets acquired and associated goodwill resided.

The following table reflects the changes in the carrying amounts of goodwill by reported segment for the years ended December 31, 2011 and 2010.

	Region One	Region Two	Region Three	Region Four	Total
Balance as of December 31, 2009	$61,849	$8,460	$35,227	$22,577	$128,113
Acquired during the period	3,489	—	—	—	3,489
Contingent payments related to acquisitions	326	—	14	—	340
Foreign currency translation	—	254	—	—	254

Balance as of December 31, 2010	$65,664	$8,714	$35,241	$22,577	$132,196
Adjustments to purchase price	73	—	—	—	73
Contingent payments related to acquisitions	228	—	34	—	262
Foreign currency translation	—	(114)	—	—	(114)

Balance as of December 31, 2011	$65,965	$8,600	$35,275	$22,577	$132,417

Note Q. Long-Term Receivables, net

Long-term receivables, net, consist of the following:

	December 31,
	2011	2010
Deficiency payments:
Balance at beginning of year	$12,070	$9,606
Deficiency payments made	1,716	2,724
Deficiency repayment received	(379)	(260)

Balance at end of year	13,407	12,070
Other Bradley related, net	3,203	3,203
Valuation allowance	(2,484)	(2,484)

Total Bradley receivable	14,126	12,789
Other long-term receivables	51	—

Total long-term receivables	$14,177	$12,789

Agreement

We are entered into a 25-year agreement with the State of Connecticut (“State”) that expires on April 6, 2025, under which we operate the surface parking and 3,500 garage parking spaces at Bradley International Airport located in the Hartford, Connecticut metropolitan area. The Company manages the facility for which it is expected to receive a management fee.

The parking garage was financed on April 6, 2000 through the issuance of $53,800 of State of Connecticut special facility revenue bonds, representing $47,700 non-taxable Series A bonds and a separate taxable issuance of $6,100 Series B bonds. The Series B bonds were retired on July 1, 2006 according to the terms of the indenture. The Bradley agreement provides that we deposit with a trustee for the bondholders all gross revenues collected from operations of the surface and garage parking, and from these gross revenues the trustee pays debt service on the special facility revenue bonds outstanding, operating and capital maintenance expense of the surface and garage parking facilities excluding our management fee discussed below, and specific annual guaranteed minimum payments to the state. Principal and interest on the Bradley special facility revenue bonds increase from approximately $3,600 in lease year 2002 to approximately $4,500 in lease year 2025. Annual guaranteed minimum payments to the State increase from approximately $8,300 in lease year 2002 to approximately $13,200 in lease year 2024. The annual minimum guaranteed payment to the State by the trustee for the twelve months ended December 31, 2011 and 2010 was $10,162 and $9,935, respectively.

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

In the year ended December 31, 2011, we made deficiency payments (net of repayments received) of $1,337. In addition, in 2011 we received $54 for premium income and $256 in interest income on deficiency repayments from the trustee. In the year ended December 31, 2010, we made deficiency payments (net of repayments received) of $2,464. In addition, in 2010 we received $31 for premium income on deficiency payments to the trustee. We did not record or receive any interest on deficiency repayments from the trustee in the year ended December 31, 2010. The receivable from the trustee for interest and premium income related to deficiency repayments was $0 as of December 31, 2011 and 2010.

The payments, if any, are recorded as a receivable by us for which we are reimbursed from time to time as provided in the trust agreement. As of December 31, 2011, and December 31, 2010, we have a receivable of $13,407 and $12,070, respectively, compromised of cumulative deficiency payments to the trustee, net of reimbursements. We believe these advances to be fully recoverable, as the Construction, Financing and Operating Special Facility Lease Agreement, which governs reimbursement of Guarantor Payments places no time restriction on the company’s right to reimbursement, and therefore have not recorded a valuation allowance for them. We do not guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.

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

The annual management fee is paid after the repayment of all deficiency payments, including accrued interest and premium, therefore due to the existence and length of time for repayment of the deficiency amounts to the Company, no management fees have been recognized in the accompanying financial statements. Management fees will be recognized in accordance with SAB 104 when “collectability is reasonably assured”.

Cumulative management fees of $5,400 have not been recognized as of December 31, 2011 and no management fees were recognized during 2011, 2010 or 2009.

Note R. Stock Repurchases

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

During the fourth quarter of 2011, we repurchased 147,600 shares from third party shareholders at an average price of $17.02 per share, including average commissions of $0.03 per share, on the open market. The total value of the fourth quarter transactions was $2,512. At December 31, 2011, no shares were held as treasury stock and all repurchased shares were returned to authorized and unissued.

As of December 31, 2011, $12,467 remained available for stock repurchases under the June 2011 authorization by the Board of Directors.

2010 Stock Repurchases

No share repurchases were made by us in 2010.

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

Our business is managed based on regions administered by executive vice presidents. The following is a summary of revenues (excluding reimbursed management contract revenue) and gross profit by regions for the years ended December 31, 2011, 2010, and 2009. Information related to prior periods has been recast to conform to the current regional alignment.

The Company has provided this business unit segment information for all comparable prior periods. Segment information is summarized as follows (in thousands):

	Year Ended December 31,
	2011	Gross Margin	2010	Gross Margin	2009	Gross Margin
Revenues(a):
Region One
Lease contracts	$81,218		$75,401		$79,083
Management contracts	54,095		48,417		53,329

Total Region One	135,313		123,818		132,412
Region Two
Lease contracts	3,396		2,368		2,637
Management contracts	20,205		25,957		13,192

Total Region Two	23,601		28,325		15,829
Region Three
Lease contracts	23,356		21,418		19,350
Management contracts	51,596		51,847		54,790

Total Region Three	74,952		73,265		74,140
Region Four
Lease contracts	39,522		39,433		39,269
Management contracts	47,490		45,007		32,392

Total Region Four	87,012		84,440		71,661
Other
Lease contracts	18		44		102
Management contracts	339		103		(321)

Total Other	357		147		(219)
Reimbursed management contract revenue	408,427		411,148		401,671

Total revenues	$729,662		$721,143		$695,494

Gross Profit
Region One
Lease contracts	$5,602	7%	$4,765	6%	$5,227	7%
Management contracts	29,242	54%	27,194	56%	27,679	52%

Total Region One	34,844		31,959		32,906
Region Two
Lease contracts	238	7%	195	8%	66	3%
Management contracts	5,694	28%	7,271	28%	4,823	37%

Total Region Two	5,932		7,466		4,889
Region Three
Lease contracts	2,342	10%	1,855	9%	1,855	10%
Management contracts	23,772	46%	24,467	47%	21,621	39%

Total Region Three	26,114		26,322		23,476
Region Four
Lease contracts	2,743	7%	2,961	8%	2,406	6%
Management contracts	16,183	34%	16,879	38%	15,383	47%

Total Region Four	18,926		19,840		17,789
Other
Lease contracts	91	506%	275	625%	(10)	(10)%
Management contracts	2,675	789%	1,039	1,009%	(291)	91%

Total Other	2,766		1,314		(301)
Total gross profit	88,582		86,901		78,759
General and administrative expenses	48,297		47,878		44,707
General and administrative expense percentage of gross profit	55%		55%		57%
Depreciation and amortization	6,618		6,074		5,828

Operating income	33,667		32,949		28,224
Other expenses (income):
Interest expense	4,691		5,335		6,012
Interest income	(537)		(249)		(268)

	4,154		5,086		5,744
Income before income taxes	29,513		27,863		22,480
Income tax expense	11,235		10,755		8,265

Net income	18,278		17,108		14,215
Less: Net income attributable to noncontrolling interest	378		268		123

Net income attributable to Standard Parking Corporation	$17,900		$16,840		$14,092

(a)	Excludes reimbursed management contract revenue.

Region One encompasses operations in Alabama, Connecticut, Delaware, District of Columbia, Florida, Georgia, Illinois, Indiana, Kansas, Maine, Maryland, Massachusetts, Michigan, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, and Wisconsin.

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

Note T. Stock-Based Compensation

We measure stock-based compensation expense at the grant date, based on the estimated fair value of the award, and the expense is recognized over the requisite employee service period (generally the vesting period) for awards expected to vest (considering estimated forfeitures).

The Company has an amended and restated Long-Term Incentive Plan that was adopted in conjunction with our IPO in 2004. On February 27, 2008, our Board of Directors approved an amendment to our Long-Term Incentive Plan, subject to shareholder approval, that increased the maximum number of shares of common stock available for awards under the Long-Term Incentive Plan from 2,000,000 to 2,175,000 and extended the Plan’s termination date. Our shareholders approved this Plan amendment on April 22, 2008, and the Plan now terminates twenty years from the date of such approval, or April 22, 2028. Forfeited and expired options under the Plan become generally available for reissuance. At December 31, 2011, 121,493 shares remained available for award under the Plan.

Stock Options and Grants

We use the Black-Scholes option pricing model to estimate the fair value of each option grant as of the date of grant. The volatilities are based on the 90 day historical volatility of our common stock as the grant date. The risk free interest rate is based on zero-coupon U.S. government issues with a remaining term equal to the expected life of the option.

There were no options granted during the years ended December 31, 2011, 2010 and 2009. The Company recognized no stock-based compensation expense related to stock options for the years ended December 31, 2011 and 2010 as all options previously granted are fully vested. The Company recognized $30 of stock-based compensation for the year ended December 31, 2009. A total of 9,534 options expired in the third quarter of 2010 with a weighted average exercise price of $17.03. The option expirations are due to out-of-the-money options that were not exercised prior to their expiration date. The expired options were returned to the pool of shares generally available for future use under the Long-Term Incentive Plan.

On April 29, 2011, we authorized vested stock grants to certain directors totaling 14,009 shares. The total value of the grant, based on the market value of the underlying common stock at the date of grant, was $245, which was fully expensed and is included in general and administrative expenses.

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

The Company recognized $245, $245 and $195 of stock based compensation expense for the years ended December 31, 2011, 2010 and 2009, respectively, which is included in general and administrative expense. As of December 31, 2011, there was no unrecognized compensation costs related to unvested options.

The following table summarizes the transactions pursuant to our stock option plans for the last three years ended December 31.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	656,903	$4.77
Granted	—	n/a
Exercised	(105,896)	$3.92
Forfeited	—	n/a

Outstanding at December 31, 2009	551,007	$4.50
Granted	—	n/a
Exercised	(385,027)	$4.60
Expired	(9,534)	$17.03

Outstanding at December 31, 2010	156,446	$5.01
Granted	—	n/a
Exercised	(68,322)	$3.17
Expired	—	n/a

Outstanding at December 31, 2011	88,124	$6.44	1.7	$1,008

Vested and Exercisable at December 31, 2011	88,124	$6.44	1.7	$1,008

At December 31, 2011, 2010 and 2009, options to purchase 88,124, 156,446 and 551,007 shares of common stock, respectively, were exercisable at weighted average exercise prices of $6.44, $5.01 and $4.50 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010, and 2009 was $994, $4,630, and $1,386, respectively.

There were no nonvested options as of December 31, 2011, 2010 and 2009.

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

We record stock-based compensation expense for awards with performance conditions based on the probable outcome of that performance condition. The Company recognized no stock-based compensation expense and no cash compensation expense related to the performance-based incentive program for the years ended December 31, 2011 and 2010. The Company recognized $51 of stock-based compensation expense and $51 of cash compensation expense related to the performance-based incentive program, for the year ended December 31, 2009, which is included in general and administrative expenses. As of December 31, 2011, there is no unrecognized compensation costs related to the performance-based incentive program.

Restricted Stock Units

In March 2008, the Company’s Board of Directors authorized a one-time grant of 750,000 restricted stock units that subsequently were awarded to members of our senior management team on July 1, 2008. In November 2008, an additional 5,000 restricted stock units were also awarded. The restricted stock units vest in one-third installments on each of the tenth, eleventh and twelfth anniversaries of the grant date. The restricted stock unit agreements are designed to reward performance over a decade or longer.

The fair value of restricted stock units is determined using the market value of our common stock on the date of the grant, and compensation expense is recognized over the vesting period. In accordance with the guidance related to share-based payments, we estimate forfeitures at the time of the grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting forfeitures and record stock-based compensation expense only for those awards that are expected to vest.

A summary of the status of the restricted stock units as of December 31, 2011, and changes during the year ended December 31, 2011, is presented below and there was no activity for the years ended December 31, 2010 and 2009:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2011	755,000	$18.26
Granted	(68,400)
Forfeited	(17,600)

Nonvested at December 31, 2011	669,000	$18.27

The Company recognized $2,206, $2,065 and $2,046 of stock based compensation expense related to the restricted stock units for the year ended December 31, 2011, 2010 and 2009, respectively, which is included in general and administrative expense. As of December 31, 2011, there was $6,062 of unrecognized stock-based compensation cost, net of estimated forfeitures, related to the restricted stock units that is expected to be recognized over a weighted average period of approximately 6.7 years. As of December 31, 2010, there was $7,863 of unrecognized stock-based compensation costs, net of estimated forfeitures, related to the restricted stock units that are expected to be recognized over a weighted average period of approximately 6.9 years. As of December 2009, there was $9,865 of unrecognized stock-based compensation costs, net of estimated forfeitures, related to the restricted stock units that are expected to be recognized over a weighted average period of approximately 7.1 years.

Note U. Unaudited Quarterly Results

The following table sets forth our unaudited quarterly consolidated statement of income data for the years ended December 31, 2011 and December 31, 2010. The unaudited quarterly information has been prepared on the same basis as the annual financial information and, in management’s opinion, includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information for the quarters presented. Historically, our operating results have varied from quarter to quarter and are expected to continue to fluctuate in the future. These fluctuations have been due to a number of factors, including: general economic conditions in our markets; additions of contracts; expiration and termination of contracts; conversion of lease contracts to management contracts; conversion of management contracts to lease contracts and changes in terms of contracts that are retained and timing of general and administrative expenditures. The operating results for any historical quarter are not necessarily indicative of results for any future period.

	2011 Quarters Ended				2010 Quarters Ended
	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
		(Unaudited)				(Unaudited)
	($ in thousands)
Parking services revenue:
Lease contracts	$35,205	$37,193	$37,501	$37,611	$33,116	$34,162	$35,713	$35,673
Management contracts	45,954	42,343	43,259	42,169	40,075	42,081	43,713	45,462
Reimbursed management contract revenue	101,124	100,126	106,365	100,812	106,055	100,757	101,500	102,836

Total revenue	182,283	179,662	187,125	180,592	179,246	177,000	180,926	183,971
Cost of parking services:
Lease contracts	33,499	34,286	34,049	34,660	31,771	31,217	32,714	32,911
Management contracts	27,492	23,215	22,489	22,963	22,264	22,278	24,357	25,582
Reimbursed management contract revenue	101,124	100,126	106,365	100,812	106,055	100,757	101,500	102,836

Total cost of parking services	162,115	157,627	162,903	158,435	160,090	154,252	158,571	161,329
Gross profit:
Lease contracts	1,706	2,907	3,452	2,951	1,345	2,945	2,999	2,762
Management contracts	18,462	19,128	20,770	19,206	17,811	19,803	19,356	19,880

Total gross profit	20,168	22,035	24,222	22,157	19,156	22,748	22,355	22,642
General and administrative expenses	11,182	11,597	11,814	13,704	11,560	12,218	11,549	12,551
Depreciation and amortization	1,533	1,677	1,683	1,725	1,460	1,570	1,527	1,517

Operating income	7,453	8,761	10,725	6,728	6,136	8,960	9,279	8,574
Other expense (income):
Interest expense	1,169	1,180	1,197	1,145	1,490	1,398	1,286	1,161
Interest income	(60)	(113)	(297)	(67)	(53)	(52)	(56)	(88)

	1,109	1,067	900	1,078	1,437	1,346	1,230	1,073
Income before income taxes	6,344	7,694	9,825	5,650	4,699	7,614	8,049	7,501
Income tax expense	2,479	3,066	3,760	1,930	1,847	3,021	3,124	2,763

Net income	3,865	4,628	6,065	3,720	2,852	4,593	4,925	4,738
Less: Net income (loss) attributable to noncontrolling interest	86	85	89	118	7	85	89	87

Net income attributable to Standard Parking Corporation	$3,779	$4,543	$5,976	$3,602	$2,845	$4,508	$4,836	$4,651

Common stock data:
Common stock data:
Net income per share:
Basic	$0.24	$0.29	$0.38	$0.23	$0.18	$0.29	$0.31	$0.30
Diluted	0.23	0.28	0.37	0.23	0.18	0.28	0.30	0.29
Weighted average shares outstanding:
Basic	15,790,875	15,834,622	15,704,837	15,485,793	15,390,514	15,531,726	15,651,586	15,736,906
Diluted	16,146,106	16,164,114	16,034,330	15,845,173	15,804,599	15,877,258	15,993,631	16,096,486

Note V. Subsequent Events

Agreement and Plan of Merger

On February 28, 2012, the Company, KCPC Holdings, Inc., a Delaware corporation (“Central”) and the ultimate parent of Central Parking Corporation, a Tennessee corporation, Hermitage Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and Kohlberg CPC Rep, L.L.C, in its capacity as the Stockholders’ Representative, entered into an Agreement and Plan of Merger (the “Merger Agreement”), providing for the merger of Merger Sub with and into Central, with Central surviving as a wholly owned subsidiary of the Company (the “Merger”).

Pursuant to the Merger Agreement and subject to the terms and conditions thereof, at the effective time of the Merger, the stockholders of Central (the “Central Stockholders”) will, in aggregate, be entitled to receive 6,161,334 shares of common stock of the Company (“Company Stock”), subject to reduction under specified circumstances as provided in the Merger Agreement (the “Stock Consideration”). In addition, each Central Stockholder will be entitled to receive a pro rata portion of $27,000 of total cash consideration (subject to adjustment as provided in the Merger Agreement) to be paid on the third anniversary of the closing of the Merger, to the extent not used to satisfy the Central Stockholders’ indemnity obligations that may arise under the Merger Agreement (the “Cash Consideration” and together with the Stock Consideration, the “Merger Consideration”).

The Merger Agreement contains customary representations, warranties and covenants of the Company and Central, including, among others, covenants of each of the Company and Central not to engage in certain significant actions without the prior written consent of the other party (e.g., declaring dividends and incurring additional indebtedness).

Pursuant to the Merger Agreement, the Central Stockholders have agreed to indemnify the Company for a number of items, including, among others, adverse consequences resulting from breaches of representations, warranties and covenants and certain identified liabilities. These indemnification obligations are in certain cases limited to claims that in the aggregate exceed a specified “deductible” amount and, in the aggregate, do not exceed a specified “cap” amount.

Additionally, the Merger Agreement provides that, immediately after the closing of the Merger, the Company will increase the size of the Company’s board of directors (the “Company Board”) from five to eight members and will appoint individuals designated by the Stockholders’ Representative on behalf of the Central Stockholders to fill those vacancies. Following the Merger, the Stockholders’ Representative (as defined in the Merger Agreement), on behalf of the Central Stockholders, will continue to have rights to designate members to the Company Board in accordance with the Merger Agreement.

The Merger Agreement and the other transactions contemplated by the Merger Agreement have been approved by each of the Company Board, the board of directors of Central and the Central Stockholders. Additionally, pursuant to NASDAQ listing standards, which require stockholder approval prior to the issuance of securities in connection with the acquisition of stock of another company if the issuance would constitute more than 20% of the total number of shares of common stock outstanding before the issuance, the stockholders of the Company (the “Company Stockholders”) must approve the issuance of Stock Consideration before the Merger and the other transactions contemplated by the Merger Agreement can be consummated.

The Company will hold a special meeting at which the Company Stockholders will be asked to consider and vote upon the proposal to approve the issuance of the Stock Consideration in the Merger.

In addition to obtaining the approval of the Company Stockholders as described above, the consummation of the Merger is subject to various closing conditions, including, among others, antitrust and other regulatory clearances and the consummation of the financing as discussed below.

The Merger Agreement also contains certain termination rights for both the Company and Central, and further provides that, upon termination of the Merger Agreement under specified circumstances, a party would be required to pay the other party’s fees and expenses in an amount not to exceed $6,000 or, in one case, a termination fee of $7,500 payable by the Company to Central.

The Merger Agreement provides that, on the closing date of the Merger, the Company will enter into a registration rights agreement (the “Registration Rights Agreement”) with the Central Stockholders which will require the Company to file a shelf registration statement, registering for public sale by the Central Stockholders the Company Stock acquired by them at the closing of the Merger. The Registration Rights Agreement will also provide the Central Stockholders with piggyback registration rights with respect to underwritten public offerings that the Company may effect for its own account or for the benefit of other selling stockholders.

The foregoing description of the Merger Agreement and the Merger does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, a copy of which is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 28, 2012.

Commitment Letter

Bank of America, N.A., Wells Fargo Bank, N.A., and JPMorgan Chase Bank, together with certain other financial institutions (collectively, the “Lenders”), have provided a senior debt commitment letter and related joinders, each dated February 28, 2012, to provide the Company with $450,000 in senior secured credit facilities consisting of (i) a $200,000 five year revolving credit facility and (ii) a $250,000 term loan facility. In conjunction with the Merger, the Company will assume approximately $210,000 of Central’s debt, net of cash acquired, which will be repaid at closing using the proceeds of the $450,000 senior credit facilities. In addition, the proceeds from these borrowings will be used by the Company to finance in part the Merger, the costs and expenses related to the Merger and the ongoing working capital and other general corporate purposes of the Company. The obligations of the Lenders to provide the debt financing under the senior debt commitment letter is subject to a number of conditions that the Company believes are customary for financings of this type. The termination date for the commitments under the senior debt commitment letter is 180 days, subject to extension by the Lenders.

The foregoing description of the Commitment Letter does not purport to be complete and is qualified in its entirety by reference to the Commitment Letter, a copy of which is attached as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 28, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD PARKING CORPORATION

By:	/s/ JAMES A. WILHELM
James A. Wilhelm
Director, President and Chief Executive Officer (Principal Executive Officer)

Date: March 15, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES A. WILHELM James A. Wilhelm	Director, President and Chief Executive Officer (Principal Executive Officer)	March 15, 2012

/s/ CHARLES L. BIGGS Charles L. Biggs	Director	March 15, 2012

/s/ KAREN M. GARRISON Karen M. Garrison	Director	March 15, 2012

/s/ ROBERT S. ROATH Robert S. Roath	Director and Non-Executive Chairman	March 15, 2012

/s/ MICHAEL J. ROBERTS Michael J. Roberts	Director	March 15, 2012

/s/ G. MARC BAUMANN G. Marc Baumann	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 15, 2012

/s/ DANIEL R. MEYER Daniel R. Meyer	Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer and Duly Authorized Officer)	March 15, 2012

STANDARD PARKING CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Reductions(1)	Balance at End of Year(2)
	(In thousands)
Year ended December 31, 2011:
Deducted from asset accounts Allowance for doubtful accounts	$2,805	$441	$(277)	$2,969
Year ended December 31, 2010:
Deducted from asset accounts Allowance for doubtful accounts	3,002	380	(577)	$2,805
Year ended December 31, 2009:
Deducted from asset accounts Allowance for doubtful accounts	3,867	667	(1,532)	3,002
Deducted from asset accounts Deferred tax valuation account
Year ended December 31, 2011	318	—	—	318
Year ended December 31, 2010	369	—	(51)	318
Year ended December 31, 2009	456	—	(87)	369

(1)	Represents uncollectible accounts written off, net of recoveries and reversal of provision.
(2)	Includes long-term receivables valuation allowance of $2,500.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of the Company filed on June 2, 2004 (incorporated by reference to exhibit 3.1 of the Company’s Annual Report on Form 10-K filed on March 13, 2009).

3.1.1	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company effective as of January 7, 2008 (incorporated by reference to exhibit 3.1.1 of the Company’s Annual Report on Form 10-K filed on March 13, 2009).

3.1.2	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company effective as of April 29, 2010 (incorporated by reference to exhibit 3.1.3 of the Company’s Quarterly Report on Form 10-Q filed on August 6, 2010).

3.1.3	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company effective as of May 6, 2010 (incorporated by reference to exhibit 3.1.4 of the Company’s Quarterly Report on Form 10-Q filed on August 6, 2010).

3.2	Fourth Amended and Restated Bylaws of the Company dated January 1, 2010 (incorporated by reference to exhibit 3.1 of the Company’s Current Report on Form 8-K filed on January 27, 2010).

4.1	Specimen common stock certificate (incorporated by reference to exhibit 4.1 of Amendment No. 2 to the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on May 18, 2004).

10.1	Amended and Restated Credit Agreement dated July 15, 2008 among the Company, various financial institutions, Bank of America, N.A., and Wells Fargo, N.A. (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K field on July 18, 2008).

10.2	Rate Cap Transaction Letter Agreement dated March 1, 2010 between the Company and Wells Fargo (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 8, 2010).

10.3	Rate Cap Transaction Letter Agreement dated March 1, 2010 between the Company and Fifth Third (incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K filed on March 8, 2010.

10.4+	Employment Agreement dated as of March 30, 1998 between the Company and Myron C. Warshauer (incorporated by reference to exhibit 10.6 of the Company’s Registration Statement on Form S-4, File No. 333-50437, filed on April 17, 1998).

10.4.1+	First Amendment to Employment Agreement dated July 7, 2003 between the Company and Myron C. Warshauer (incorporated by reference to exhibit 10.4.1 of the Company’s Annual Report on Form 10-K filed for December 31, 2004).

10.4.2+	Amendment to Employment Agreement dated as of May 10, 2004 between the Company and Myron C. Warshauer (incorporated by reference to exhibit 10.4.2 of the Company’s Annual Report on Form 10-K filed for December 31, 2004).

10.5+	Employment Agreement dated as of March 26, 1998 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.12 of the Company’s Registration Statement on Form S-4, File No. 333-50437, filed on April 17, 1998).

10.5.1+	Amendment to Employment Agreement dated as of June 19, 2000 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.5.1 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).

Exhibit Number	Description

10.5.2+	Second Amendment to Employment Agreement dated as of December 6, 2000, between the Company and Michael K. Wolf, (incorporated by reference to exhibit 10.22 to the Company’s Annual Report on Form 10-K filed for December 31, 2000).

10.5.3+	Third Amendment to Employment Agreement dated April 1, 2002 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.19.3 to the Company’s Annual Report on Form 10-K filed for December 31, 2002).

10.5.4+	Fourth Amendment to Employment Agreement dated December 31, 2003 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.5.4 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).

10.5.5+	Fifth Amendment to Employment Agreement dated December 18, 2008 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.5.5 of the Company’s Annual Report on Form 10-K filed on March 13, 2009).

10.5.6+	Sixth Amendment to Employment Agreement dated January 28, 2009 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.3 of the Company’s Current Report on Form 8-K filed on February 3, 2009).

10.6+	Amended and Restated Executive Employment Agreement dated as of January 28, 2009 between the Company and James A. Wilhelm (incorporated by reference to exhibit 10.3 of the Company’s Current Report of Form 8-K filed on February 3, 2009).

10.6.1+*	First Amendment to Amended and Restated Executive Employment Agreement dated January 25, 2012, between the Company and James A. Wilhelm.

10.7+*	Deferred Compensation Agreement dated as of August 1, 1999, between the Company and James A. Wilhelm.

10.7.1+*	First Amendment to Deferred Compensation Agreement dated January 25, 2012, between the Company and James A. Wilhelm.

10.8+	Employment Agreement dated May 18, 1998 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.24 of the Company’s Annual Report on Form 10-K filed for December 31, 2001).

10.8.1+	First Amendment to Employment Agreement dated as of November 7, 2001 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.25 of the Company’s Annual Report on Form 10-K filed for December 31, 2001).

10.8.2+	Second Amendment to Employment Agreement dated as of August 1, 2003 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.7.2 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).

10.8.3+	Third Amendment to Employment Agreement dated as of April 1, 2005 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.7.3 of the Company’s Annual Report on Form 10-K filed on March 13, 2009).

10.8.4+	Fourth Amendment to Employment Agreement dated as of December 29, 2008 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.7.4 of the Company’s Annual Report on Form 10-K filed on March 13, 2009).

10.8.5+	Fifth Amendment to Employment Agreement dated as of January 28, 2009 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.7.5 of the Company’s Annual Report on Form 10-K filed on March 13, 2009).

Exhibit Number	Description

10.9+	Amended and Restated Executive Employment Agreement dated as of December 1, 2002 between the Company and John Ricchiuto (incorporated by reference to exhibit 10.22.2 of the Company’s Annual Report on Form 10-K filed for December 31, 2002).

10.9.1+	First Amendment to Amended and Restated Executive Employment Agreement dated as of April 11, 2005, between the Company and John Ricchiuto (incorporated by reference to exhibit 10.3 of the Company’s Current Report on Form 8-K filed on March 7, 2005).

10.10+	Amended and Restated Employment Agreement dated March 1, 2005, between the Company and Steven A. Warshauer (incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 7, 2005).

10.11+	Amended and Restated Executive Employment Agreement dated as of May 18, 2006 between the Company and Edward E. Simmons (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 24, 2006).

10.12+	Amended and Restated Employment Agreement between the Company and G. Marc Baumann dated as of October 1, 2001 (incorporated by reference to exhibit 10.27 to the Company’s Annual Report on Form 10-K filed for December 31, 2001).

10.12.1+	First Amendment to Amended and Restated Employment Agreement between the Company and G. Marc Baumann dated as of December 29, 2008 (incorporated by reference to exhibit 10.11.1 of the Company’s Annual Report on Form 10-K filed on March 13, 2009).

10.12.2+	Second Amendment to Amended and Restated Employment Agreement between the Company and G. Marc Baumann dated as of January 28, 2009 (incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 3, 2009).

10.12.3+	Third Amended and Restated Employment Agreement between the Company and G. Marc Baumann dated June 10, 2011 (incorporated by reference to exhibit 10.1 of the Company’s Current Report of Form 8-K filed on June 13, 2011).

10.13+	Amended and Restated Executive Employment Agreement dated as of March 1, 2005, between the Company and Thomas L. Hagerman (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 7, 2005).

10.13.1+	First Amendment to Amended and Restated Executive Employment Agreement dated October 1, 2007 between the Company and Thomas Hagerman (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed for September 30, 2007).

10.14+	Executive Employment Agreement dated March 15, 2005 between the Company and Gerard M. Klaisle (incorporated by reference to exhibit 10.14 of the Company’s Annual Report on Form 10-K filed on March 12, 2010).

10.14.1+	First Amendment to Amended and Restated Executive Employment Agreement dated December 29, 2008 between the Company and Gerard M. Klaisle (incorporated by reference to exhibit 10.14.1 of the Company’s Annual Report on Form 10-K filed on March 12, 2010).

10.14.2+	Second Amendment to Amended and Restated Executive Employment Agreement dated July 28, 2011 between the Company and Gerald M. Klaisle (incorporated by reference to exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2011).

10.15+	Long-Term Incentive Plan dated as of May 1, 2004 (incorporated by reference to exhibit 10.12 of Amendment No. 1 to the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on May 10, 2004).

Exhibit Number	Description

10.15.1+	Long-Term Incentive Plan Amendment effective as of April 22, 2008 (incorporated by reference to Appendix B of the Company’s 2008 Proxy on Form DEF 14A, filed on April 1, 2008).

10.16+	Form of Amended and Restated Stock Option Award Agreement between the Company and an optionee (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 21, 2005).

10.16.1+	Form of First Amendment to the Amended and Restated Stock Option Award Agreement between the Company and an optionee (incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 21, 2005).

10.17	Consulting Agreement dated as of October 16, 2001 between the Company and Shoreline Enterprises, LLC (incorporated by reference to exhibit 10.36 of the Company’s Annual Report on Form 10-K filed for December 31, 2001).

10.17.1	Amendment to Consulting Agreement dated as of May 10, 2004 between the Company and Shoreline Enterprises, LLC (incorporated by reference to exhibit 10.14.1 of the Company’s Annual Report on Form 10-K filed for December 31, 2004).

10.18	Agreement of Lease dated as of June 4, 1998 between the Company and LaSalle National Bank, as successor trustee to LaSalle National Trust, N.A. as successor trustee to LaSalle National Bank. (incorporated by reference to exhibit 10.21 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).

10.18.1	First Amendment to Agreement of Lease dated as of May 1, 1999 between the Company and LaSalle National Bank, as successor trustee to LaSalle National Trust, N.A. as successor trustee to LaSalle National Bank (incorporated by reference to exhibit 10.21.1 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).

10.18.2	Second Amendment to Agreement of Lease dated as of July 27, 2000 between the Company and LaSalle National Bank, as successor trustee to LaSalle National Trust, N.A. as successor trustee to LaSalle National Bank (incorporated by reference to exhibit 10.21.2 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).

10.18.3	Third Amendment to Agreement of Lease dated as of September 11, 2003 between the Company and LaSalle National Bank, as successor trustee to LaSalle National Trust, N.A. as successor trustee to LaSalle National Bank (incorporated by reference to exhibit 10.21.3 of the Company’s Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).

10.19	Form of Property Management Agreement (incorporated by reference to exhibit 10.30 of the Company’s Annual Report on Form 10-K filed on March 10, 2006).

10.20	Form of Standard Parking Corporation Restricted Stock Unit Agreement dated as of July 1, 2008 (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 2, 2008).

10.20.1	First Amendment to Form of Standard Parking Corporation Restricted Stock Unit Agreement (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K as filed on August 6, 2009).

10.20.2	Second Amendment to Form of Standard Parking Corporation Restricted Stock Unit Agreement dated May 27, 2011 (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 2, 2011).

10.21	Guaranty Agreement of APCOA/Standard Parking, Inc. dated as of March 2000 to and for the benefit of the State of Connecticut, Department of Transportation (incorporated by reference to exhibit 10.27 of the Company’s Annual Report on Form 10-K filed on March 13, 2009).

Exhibit Number	Description

10.22	Construction, Financing and Operating Special Facility Lease Agreement dated as of March 2000 between the State of Connecticut Department of Transportation and APCOA Bradley Parking Company, LLC (incorporated by reference to exhibit 10.28 of the Company’s Annual Report on Form 10-K filed on March 13, 2009).

10.23	Trust Indenture dated March 1, 2000 between State of Connecticut and First Union National Bank as Trustee (incorporated by reference to exhibit 10.29 of the Company’s Annual Report on Form 10-K filed on March 13, 2009).

10.24	Agreement and Plan of Merger, dated February 28, 2012, by and among the Company, Hermitage Merger Sub, Inc., KCPC Holdings, Inc. and Kohlberg CPC Rep., L.L.C. (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 29, 2012). The schedules and exhibits to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K but will be provided supplementally to the SEC upon request.

10.25	The Closing Agreements, dated February 28, 2012, between the Company and each of Lubert-Adler Real Estate Fund V, L.P. and Lubert-Adler Real Estate Parallel Fund V, L.P. (incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 29, 2012).

10.26	The Closing Agreements, dated February 28, 2012, between the Company and each of Kohlberg Investors V, L.P., Kohlberg TE Investors V, L.P., Kohlberg Partners V, L.P., Kohlberg Offshore Investors V, L.P. and KOCO Investors V, L.P. (incorporated by reference to exhibit 10.3 of the Company’s Current Report on Form 8-K filed on February 29, 2012).

10.27	The Closing Agreements, dated February 28, 2012, between the Company and each of Versa Capital Fund I, L.P. and Versa Capital Fund I Parallel, L.P. (incorporated by reference to exhibit 10.4 of the Company’s Current Report on Form 8-K filed on February 29, 2012).

10.28	Commitment Letter, dated February 28, 2012, by and among the Company, Bank of America, N.A., Wells Fargo Bank, N.A., JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC and J.P. Morgan Securities LLC, together with the joinders thereto (incorporated by reference to exhibit 10.5 of the Company’s Current Report on Form 8-K filed on February 29, 2012).

14.1	Code of Ethics (incorporated by reference to exhibit 14.1 of the Company’s Annual Report on Form 10-K for December 31, 2002).

21*	Subsidiaries of the Company.

23*	Consent of Independent Registered Public Accounting Firm dated as of March 15, 2012.

31.1*	Section 302 Certification dated March 15, 2012 for James A. Wilhelm, Director, President and Chief Executive Officer (Principal Executive Officer).

31.2*	Section 302 Certification dated March 15, 2012 for G. Marc Baumann, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer).

31.3*	Section 302 Certification dated March 15, 2012 for Daniel R. Meyer, Senior Vice President Corporate Controller and Assistant Treasurer (Principal Accounting Officer and Duly Authorized Officer).

32*	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 15, 2012.

*	Filed herewith.
+	Management contract or compensation plan, contract or agreement.