Form 10-Q
period 2012-03-31
STANDARD PARKING CORP
filed 2012-05-10
CIK 1059262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 4, 2012, there were 15,659,377 shares of common stock of the registrant outstanding.

STANDARD PARKING CORPORATION

FORM 10-Q INDEX

Part I. Financial Information
Item 1. Financial Statements:
Condensed Consolidated Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011
Condensed Consolidated Statements of Income (Unaudited) for the three months ended March 31, 2012 and 2011
Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2012 and 2011
Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2012 and 2011
Notes to Condensed Consolidated Interim Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
Part II. Other Information
Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits
Signatures
Index to Exhibits
Exhibit – 31.1
Exhibit – 31.2
Exhibit – 31.3
Exhibit – 32.1
Exhibit – 101 Instance Document
Exhibit – 101 Schema Document
Exhibit – 101 Calculation Linkbase Document
Exhibit – 101 Definition Linkbase Document
Exhibit – 101 Labels Linkbase Document
Exhibit – 101 Presentation Linkbase Document

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share data)

	March 31, 2012	December 31, 2011
	(Unaudited)	(see Note)
ASSETS
Current assets:
Cash and cash equivalents	$9,047	$13,220
Notes and accounts receivable, net	55,964	46,396
Prepaid expenses and supplies	2,770	2,419
Deferred taxes	2,745	2,745
Total current assets	70,526	64,780
Leasehold improvements, equipment and construction in progress, net	16,297	16,732
Advances and deposits	4,404	5,261
Long-term receivables, net	14,956	14,177
Intangible and other assets, net	9,935	9,420
Cost of contracts, net	13,914	14,286
Goodwill	132,530	132,417
Total assets	$262,562	$257,073
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,690	$44,747
Accrued and other current liabilities	30,244	41,304
Current portion of long-term borrowings	707	754
Total current liabilities	79,641	86,805
Deferred taxes	13,496	12,981
Long-term borrowings, excluding current portion	87,835	81,259
Other long-term liabilities	28,971	26,386
Standard Parking Corporation’s stockholders’ equity:
Preferred stock, par value $.01 per share; 5,000,000 shares authorized and no shares issued	––	—
Common stock, par value $.001 per share; 50,000,000 shares authorized; 15,617,377 and 15,464,864 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	15	15
Additional paid-in capital	93,358	92,662
Accumulated other comprehensive loss	(232)	(318)
Accumulated deficit	(40,436)	(42,632)
Total Standard Parking Corporation stockholders’ equity	52,705	49,727
Noncontrolling interest	(86)	(85)
Total equity	52,619	49,642
Total liabilities and stockholders’ equity	$262,562	$257,073

Note:         The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See Notes to Condensed Consolidated Interim Financial Statements.

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for share and per share data, unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011
Parking services revenue:
Lease contracts	$37,544	$35,205
Management contracts	47,964	45,954
	85,508	81,159
Reimbursed management contract revenue	103,937	101,124
Total revenue	189,445	182,283
Cost of parking services:
Lease contracts	35,387	33,499
Management contracts	28,492	27,492
	63,879	60,991
Reimbursed management contract expense	103,937	101,124
Total cost of parking services	167,816	162,115
Gross profit:
Lease contracts	2,157	1,706
Management contracts	19,472	18,462
Total gross profit	21,629	20,168
General and administrative expenses (1)	15,045	11,182
Depreciation and amortization	1,728	1,533
Operating income	4,856	7,453
Other expenses (income):
Interest expense	1,130	1,169
Interest income	(70)	(60)
	1,060	1,109
Income before income taxes	3,796	6,344
Income tax expense	1,528	2,479
Net income	2,268	3,865
Less: Net income attributable to noncontrolling interest	72	86
Net income attributable to Standard Parking Corporation	$2,196	$3,779
Common stock data:
Net income per share:
Basic	$0.14	$0.24
Diluted	$0.14	$0.23
Weighted average shares outstanding:
Basic	15,563,914	15,790,875
Diluted	15,820,118	16,146,106

(1)       Includes non-cash stock based compensation expense of $361 and $496 for the three months ended March 31, 2012 and 2011, respectively.

See Notes to Condensed Consolidated Interim Financial Statements.

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, unaudited)

	For the three months ended
	March 31, 2012	March 31, 2011
Net income	$2,268	$3,865
Other Comprehensive Income	86	63
Comprehensive income	2,354	3,928
Less: comprehensive income attributable to noncontrolling interest	72	86
Comprehensive income attributable to Standard Parking Corporation	$2,282	$3,842

See Notes to Condensed Consolidated Interim Financial Statements.

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except for share and per share data, unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011
Operating activities:
Net income	$2,268	$3,865
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	1,723	1,547
Loss on sale and abandonment of assets	4	11
Amortization of debt issuance costs	159	152
Non-cash stock-based compensation	361	496
Excess tax benefit related to stock option exercises	(181)	(198)
Provisions for losses on accounts receivable	23	85
Deferred income taxes	515	797
Change in operating assets and liabilities	(13,981)	93
Net cash (used in) provided by operating activities	(9,109)	6,848
Investing activities:
Purchase of leasehold improvements and equipment	(597)	(546)
Cost of contracts purchased	(237)	(273)
Proceeds from sale of assets	9	12
Capitalized interest	––	(32)
Net cash used in investing activities	(825)	(839)
Financing activities:
Proceeds from exercise of stock options	154	127
Tax benefit related to stock option exercises	181	198
Earn-out payment	(1,080)	—
Proceeds from (payments on) senior credit facility	6,700	(5,200)
Distribution to noncontrolling interest	(73)	(84)
Payments on long-term borrowings	(35)	(33)
Payments on capital leases	(136)	(131)
Net cash provided by (used in) financing activities	5,711	(5,123)
Effect of exchange rate changes on cash and cash equivalents	50	92
(Decrease) increase in cash and cash equivalents	(4,173)	978
Cash and cash equivalents at beginning of period	13,220	7,305
Cash and cash equivalents at end of period	$9,047	$8,283
Supplemental disclosures:
Cash paid during the period for:
Interest	$895	$1,058
Income taxes	426	478

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

In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the financial position and results of operations have been included. Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that might be expected for any other interim period or the fiscal year ending December 31, 2012. The financial statements presented in this report should be read in conjunction with the consolidated financial statements and footnotes thereto included in our 2011 Annual Report on Form 10-K filed March 15, 2012.

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

On February 22, 2010, we entered into interest rate cap agreements with Wells Fargo Bank N.A. (“Wells Fargo”) and Fifth Third Bank (“Fifth Third”), allowing us to limit our exposure on a portion of our borrowings under our senior credit facility (“Rate Cap Transactions”). Pursuant to two separate letter agreements between the Company and Wells Fargo and Fifth Third, respectively, we will receive payments from Wells Fargo and Fifth Third each quarterly period to the extent that the prevailing three month LIBOR during that period exceeds our cap rate of 3.25%. The Rate Cap Transactions became effective March 31, 2010, and settle each quarter on a date that is intended to coincide with our quarterly interest payment dates under our senior credit facility. The Rate Cap Transactions cap our LIBOR interest rate on a notional amount of $50,000 at 3.25% for a total of 39 months. These Rate Cap Transactions are classified as a cash flow hedge, and we calculate the effectiveness of the hedge on a quarterly basis. The ineffective portion of the cash flow hedge is recognized in current period earnings as an increase of interest expense. The fair value of the interest rate cap at March 31, 2012 is $2 and is included in prepaid expenses.

2. Stock-Based Compensation

We measure share-based compensation expense at the grant date, based on the fair value of the award, and the expense is recognized over the requisite employee service period (the vesting period) for awards expected to vest (considering estimated forfeitures).

The Company has an amended and restated Long-Term Incentive Plan that was adopted in conjunction with our initial public offering. On April 22, 2008, our shareholders approved an amendment to our Long-Term Incentive Plan that increased the maximum number of shares of common stock available for awards under the Long-Term Incentive Plan from 2,000,000 to 2,175,000 and extended the Plan’s termination date. The Plan now terminates twenty years from the date of such approval, or April 22, 2028. Forfeited and expired options under the Plan become generally available for reissuance. At March 31, 2012, 121,493 shares remained available for award under the Plan.

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

There were no options granted during the three months ended March 30, 2012 and 2011.

The Company recognized no stock-based compensation expense related to stock options for the three months ended March 31, 2012 and 2011, as all options previously granted were fully vested. As of March 31, 2012, there were no unrecognized compensation costs related to unvested options.

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

During the first three months of 2012, 104,000 restricted stock units vested and no restricted stock units were forfeited.

The Company recognized $361 and $496 of stock-based compensation expense related to the restricted stock units for the three months ended March 31, 2012 and 2011, respectively, which is included in general and administrative expenses. As of March 31, 2012, there was $5,716 of unrecognized stock-based compensation costs, net of estimated forfeitures, related to the restricted stock units that are expected to be recognized over a weighted average remaining period of approximately 6.6 years.

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

A reconciliation of the weighted average basic common shares outstanding to the weighted average diluted common shares outstanding is as follows (unaudited):

	Three Months Ended March 31
	2012	2011
Weighted average common basic shares outstanding	15,563,914	15,790,875
Effect of dilutive stock options and restricted stock units	256,204	355,231
Weighted average common diluted shares outstanding	15,820,118	16,146,106
Net income per share:
Basic	$0.14	$0.24
Diluted	$0.14	$0.23

There were no anti-dilutive options for the three months ended March 31, 2012 and 2011.

There are no additional securities that could dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share, other than those disclosed.

4. Recently Issued Accounting Pronouncements

In September 2011, the FASB issued updated accounting guidance related to testing goodwill for impairment. The amendments provide entities with the option of performing a qualitative assessment before performing the first step of the two-step impairment test. If entities determine, on the basis of qualitative factors, it is not more likely than not that the fair value of the reporting unit is less than or greater than the carrying amount, then performing the two-step impairment test would be unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. The amendment also provides entities with the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the first step of the two-step impairment test. This guidance is effective for interim and annual periods beginning after December 15, 2011. We test for impairment annually during the fourth quarter of the fiscal year. Although the Company has not yet performed the annual impairment test for fiscal year 2012, we do not believe that its adoption will have a material effect on the Company’s financial position, results of operations or cash flows.

On January 1, 2012, we adopted the updated accounting guidance related to the presentation of comprehensive income. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income, which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. The adoption of this amendment did not have a material effect on our Consolidated Financial Statements as the amendment impacts presentation only; we have elected to present the components of total comprehensive income and components of net income in two separate consecutive statements.

On January 1, 2012, we adopted the amended provisions of fair value measurement and disclosure requirements. The guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. This amendment changes certain fair value measurement principles and enhances disclosure requirements, particularly for level 3 fair value measurements. See Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements for disclosures related to fair value measurements.

5.     Leasehold Improvements, Equipment and Construction in Progress, Net

A summary of leasehold improvements, equipment, and construction in progress and related accumulated depreciation and amortization is as follows:

	Ranges of Estimated useful life	March 31, 2012	December 31, 2011
		(Unaudited)
Equipment	2-5 years	$12,121	$12,021
Software	3-10 years	12,950	12,643
Vehicles	4 years	9,253	9,405
Furniture and fixtures	10 years	2,474	2,464
Leasehold improvements	Shorter of lease term or economic life up to 10 years	9,738	9,732
Construction in progress		2,341	2,255
		48,877	48,520
Less accumulated depreciation and amortization		(32,580)	(31,788)
Leasehold improvements, equipment and construction in progress, net		$16,297	$16,732

Depreciation expense was $1,042 and $931 for the three months ended March 31, 2012 and 2011, respectively. Depreciation includes gains on sale and abandonment of leasehold improvements and equipment of $4 and $11 for the three months ended March 31, 2012 and 2011, respectively.

6.     Cost of Contracts, Net

Cost of contracts represents the contractual rights associated with providing parking services at a managed or leased facility. Cost consists of either capitalized payments made to third parties or the value ascribed to contracts acquired through acquisition. Cost of contracts is amortized over the estimated life of the contracts, including anticipated renewals and terminations.

The balance of cost of contracts is comprised of the following:

	Mach 31, 2012	December 31, 2011
	(Unaudited)
Cost of contracts	$24,441	$24,203
Accumulated amortization	(10,527)	(9,917)
Cost of contracts, net	$13,914	$14,286

Amortization expense related to cost of contracts was $608 and $567 for the three months ended March 31, 2012 and 2011, respectively. The weighted average useful life is 9.7 years for 2012 and 9.5 years for 2011.

7. Goodwill

Goodwill is assigned to reporting units based upon the specific Region where the assets are acquired and associated goodwill resides.

The following table reflects the changes in the carrying amounts of goodwill by reported segment for the three months ended March 31, 2012 (unaudited).

	Region One	Region Two	Region Three	Region Four	Total
Balance as of January 1, 2012	$65,965	$8,600	$35,275	$22,577	$132,417
Contingency payments related to acquisitions	—	—	––	—	––
Foreign currency translation	—	113	—	—	113
Balance as of March 31, 2012	$65,965	$8,713	$35,275	$22,577	$132,530

Amortization expense related to intangible assets was $78 and $22 for the three months ended March 31, 2012 and 2011, respectively.

8.              Long-Term Receivables, Net

Long-term  receivables, net, consist of the following:

	March 31, 2012	December 31, 2011
	(Unaudited)
Deficiency payments:
Balance at the beginning of the year	$13,407	$12,070
Deficiency payments made	779	1,716
Deficiency repayment received	—	(379)
Balance at the end of the period	14,186	13,407
Other Bradley related, net	3,203	3,203
Valuation allowance	(2,484)	(2,484)
Total Bradley receivable	14,905	14,126
Other long-term receivables	51	51
Total long-term receivables	$14,956	$14,177

Agreement

We entered into a 25-year agreement with the State of Connecticut that expires on April 6, 2025, under which we operate the surface parking and 3,500 garage parking spaces at Bradley International Airport located in the Hartford, Connecticut metropolitan area. The Company manages the facility for which it is expected to receive a management fee.

The parking garage was financed on April 6, 2000 through the issuance of $53,800 of State of Connecticut special facility revenue bonds, representing $47,700 non-taxable Series A bonds and a separate taxable issuance of $6,100 Series B bonds. The Series B bonds were retired on July 1, 2006 according to the terms of the indenture. The Bradley agreement provides that we deposit with a trustee for the bondholders all gross revenues collected from operations of the surface and garage parking, and from these gross revenues, the trustee pays debt service on the special facility revenue bonds outstanding, operating and capital maintenance expenses of the surface and garage parking facilities excluding our management fee discussed below, and specific annual guaranteed minimum payments to the State. Principal and interest on the Bradley special facility revenue bonds increase from approximately $3,600 in lease year 2002 to approximately $4,500 in lease year 2025. Annual guaranteed minimum payments to the State will increase from approximately $8,300 in lease year 2002 to approximately $13,200 in lease year 2024. The annual minimum guaranteed payment to the State by the trustee for the three months ended March 31, 2012 and 2011 was $2,567 and $2,514, respectively.

All of the cash flow from the parking facilities is pledged to the security of the special facility revenue bonds and is collected and deposited with the bond trustee. Each month the bond trustee makes certain required monthly distributions, which are characterized as “Guaranteed Payments.” To the extent the monthly gross receipts generated by the parking facilities are not sufficient for the trustee to make the required Guaranteed Payments; we are obligated to deliver the deficiency amount to the trustee. Additionally, the Guaranteed Payments are required to be paid before we are reimbursed for deficiency payments or management fees.

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

Deficiency Payments

To the extent that monthly gross receipts are not sufficient for the trustee to make the required payments, we are obligated pursuant to our agreement to deliver the deficiency amount to the trustee within three business days of being notified. We are responsible for these deficiency payments regardless of the amount of utilization for the Bradley parking facilities. The deficiency payments represent contingent interest bearing advances to the trustee to cover operating cash flow requirements. To the extent sufficient funds are available in the appropriate fund; the trustee is then directed by the State to reimburse us for deficiency payments up to the amount of the calculated surplus.

In the three months ended March 31, 2012, we made deficiency payments of $779 and we did not record or receive any interest and premium income related to deficiency repayments from the trustee. In the three months ended March 31, 2011, we made deficiency payments of $550 and we did not record or receive any interest and premium income related to deficiency repayments from the trustee. There was no receivable from the trustee for interest and premium income related to deficiency repayments as of March 31, 2012 and 2011.

The deficiency payments, if any, are recorded as a receivable by us for which we are reimbursed from time to time as provided in the trust agreement. As of March 31, 2012 and December 31, 2011, we have a receivable of $14,186 and $13,407, respectively, compromised of cumulative deficiency payments to the trustee, net of reimbursements. We believe these advances to be fully recoverable and therefore have not recorded a valuation allowance for them. We do not guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.

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

Cumulative management fees of $5,550 have not been recognized as of March 31, 2012 and no management fee income was recognized during the three months ending March 31, 2012 and 2011.

9. Borrowing Arrangements

Long-term borrowings, in order of preference, consist of:

	Amount Outstanding
	Due Date	March 31, 2012	December 31, 2011
		(Unaudited)
Senior credit facility	June 2013	$86,700	$80,000
Capital lease obligations	Various	837	972
Obligations on seller notes and other	Various	1,005	1,041
Total debt		88,542	82,013
Less current portion		707	754
Total long-term debt		$87,835	$81,259

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

Certain financial covenants limit the Company’s capacity to fully draw on its $210,000 revolving credit facility. Our senior credit facility includes a fixed charge coverage ratio covenant, a total debt to EBITDA ratio covenant, a limit on our ability to incur additional indebtedness, issue preferred stock or pay dividends, and certain other restrictions on our activities. We are required to repay borrowings under our senior credit facility out of the proceeds of future issuances of debt or equity securities and asset sales, subject to certain customary exceptions. Our senior credit facility is secured by substantially all of our assets and all assets acquired in the future (including a pledge of 100% of the stock of our existing and future domestic guarantor subsidiaries and 65% of the stock of our existing and future foreign subsidiaries).

We are in compliance with all of our financial covenants as of March 31, 2012.

The weighted average interest rate on our senior credit facility at March 31, 2012 and December 31, 2011 was 2.5%. The rate includes all outstanding LIBOR contracts, interest rate cap effect and letters of credit. The weighted average interest rate on outstanding borrowings, not including letters of credit, was 2.6% at March 31, 2012 and December 31, 2011.

At March 31, 2012, we had $17,823 of letters of credit outstanding under the senior credit facility, borrowings against the senior credit facility aggregated $86,700, and we had $44,381 available under the senior credit facility.

We have entered into capital leases and other various financing agreements, which were used for the purchase of equipment.

10. Business Unit Segment Information

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

Our business is managed based on regions administered by executive vice presidents. The following is a summary of revenues (excluding reimbursed management contract revenue) and gross profit by regions for the three months ended March 31, 2012 and 2011. Information related to prior periods has been recast to conform to the current region alignment.

The Company has provided this business unit segment information for all comparable prior periods. Segment information is summarized as follows (in thousands):

	For the three months ended
	March 31, 2012	Gross Margin	March 31, 2011	Gross Margin
Revenues:
Region One
Lease contracts	$19,618		$18,943
Management contracts	13,128		13,256
Total Region One	32,746		32,199
Region Two
Lease contracts	1,162		658
Management contracts	10,401		8,758
Total Region Two	11,563		9,416
Region Three
Lease contracts	5,927		5,689
Management contracts	12,298		12,134
Total Region Three	18,225		17,823
Region Four
Lease contracts	10,837		9,916
Management contracts	12,011		11,692
Total Region Four	22,848		21,608
Other
Lease contracts	––		(1)
Management contracts	126		114
Total Other	126		113
Reimbursed revenue	103,937		101,124
Total revenues	$189,445		$182,283
Gross Profit
Region One
Lease contracts	$668	3%	$554	3%
Management contracts	6,876	52%	6,670	50%
Total Region One	7,544		7,224
Region Two
Lease contracts	26	2%	103	16%
Management contracts	2,584	25%	1,769	20%
Total Region Two	2,610		1,872
Region Three
Lease contracts	607	10%	562	10%
Management contracts	5,382	44%	5,785	48%
Total Region Three	5,989		6,347
Region Four
Lease contracts	904	8%	574	6%
Management contracts	4,082	34%	4,161	36%
Total Region Four	4,986		4,735
Other
Lease contracts	(48)	(100)%	(87)	(8,700)%
Management contracts	548	435%	77	68%
Total Other	500		(10)
Total gross profit	21,629		20,168
General and administrative expenses	15,045		11,182
General and administrative expense percentage of gross profit	70%		55%
Depreciation and amortization	1,728		1,533
Operating income	4,856		7,453
Other expenses (income):
Interest expense	1,130		1,169
Interest income	(70)		(60)
	1,060		1,109
Income before income taxes	3,796		6,344
Income tax expense	1,528		2,479
Net income	2,268		3,865
Less: Net income attributable to noncontrolling interest	72		86
Net income attributable to Standard Parking Corporation	$2,196		$3,779

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

11. Comprehensive Income

Comprehensive income consists of the following components, net of tax (unaudited):

	For the three months ended
	March 31, 2012	March 31, 2011
Net income	$2,268	$3,865
Revaluation of interest rate cap	36	(29)
Effect of foreign currency translation	50	92
Comprehensive income	2,354	3,928
Less: comprehensive income attributable to noncontrolling interest	72	86
Comprehensive income attributable to Standard Parking Corporation	$2,282	$3,842

12. Income Taxes

For the three months ended March 31, 2012, the Company recognized income tax expense of $1,528 on pre-tax earnings of $3,796 compared to $2,479 income tax expense on pre-tax earnings of $6,344 for the three months ended March 31, 2011. Income tax expense is based on a projected effective tax rate of approximately 40.3% for the three months ended March 31, 2012 compared to approximately 39.1% for the three months ended March 31, 2011. The Company’s effective tax rate increased due to the expiration of the Work Opportunity Tax Credit (WOTC) Program and other similar tax credit programs on December 31, 2011.

As of March 31, 2012, the Company has not identified any uncertain tax positions that would have a material impact on the Company’s financial position. The Company recognizes potential interest and penalties related to uncertain tax positions, if any, in income tax expense.

The tax years that remain subject to examination for the Company’s major tax jurisdictions at March 31, 2012 are shown below:

2005 - 2010	United States — federal income tax
2005 - 2010	United States — state and local income tax
2007 - 2010	Canada

13. Legal Proceedings

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

14. Fair Value Measurement

The Company applies the accounting standards for fair value measurements and disclosures for its financial assets and financial liabilities. The guidance requires disclosures about assets and liabilities measured at fair value. The Company’s financial assets relate to the interest rate cap of $2 and the Company’s financial liabilities relate to contingent earn-out payments of $5,171 as of March 31, 2012.

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

The significant inputs used to derive the fair value of the contingent earn-out amounts due to seller include financial forecasts of future operating results, the probability of reaching the forecast and the associated discount rate. The probability of the contingent consideration ranges from 95% to 10%, with a weighted average discount rate of 12%. The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis and the basis of measurement at March 31, 2012 and December 31, 2011:

	Total Fair Value Measurement at March 31, 2012	Level 1	Level 2	Level 3
Assets:
Interest rate cap	$2	$—	$2	$—
Liabilities:
Contingent consideration	$(5,171)	$—	$—	$(5,171)

	Total Fair Value Measurement at December 31, 2011	Level 1	Level 2	Level 3
Assets:
Interest rate cap	$8	$—	$8	$—
Liabilities:
Contingent consideration	$(6,498)	$—	$—	$(6,498)

The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3):

Due to Seller
Balance at December 31, 2011	$(6,498)
Contingent earn-out payments-payments made to seller	1,158
Contingent earn-out payments-change in fair value	169
Balance at March 31, 2012	$(5,171)

For the three months ended March 31, 2012, the Company recorded adjustments to the original contingent consideration obligation recorded upon the acquisition of Gameday Management Group U.S and Expert Parking. The adjustments were the result of using revised forecasts and updated fair value measurements that adjusted the Company’s potential earn-out payments related to the purchase of this business.

For the three months ended March 31, 2012 and 2011, the Company recognized a benefit of $169 and $117, respectively, which is included in general and administrative expenses in the statement of income due to the change in fair value measurements using level three valuation techniques.

The carrying and estimated fair values of the Company’s financial instruments at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012		December 31, 2011
	Carrying amount	Fair Value	Carrying amount	Fair Value
Cash and cash equivalents	$9,047	$9,047	$13,220	$13,220
Long-term debt
Senior credit facility	(86,700)	(86,700)	(80,000)	(80,000)
Capital lease obligation	(837)	(837)	(972)	(972)
Obligations on seller notes and other	(1,005)	(1,005)	(1,041)	(1,041)

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

15. Stock Repurchases

In June 2011, our Board of Directors authorized us to repurchase shares of our common stock, on the open market, up to $20,000 in aggregate and cancelled a prior authorization from 2008.

There were no stock repurchases for the three months ended March 31, 2012 and 2011. As of March 31, 2012, $12,467 remained available for stock repurchases under the June 2011 authorization by the Board of Directors

16. Agreement and Plan of Merger with Central Parking Corporation

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

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and the notes thereto included in our Annual Report on our Form 10-K for the year ended December 31, 2011.

Important Information Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, including statements regarding the proposed merger of the Company and the parent of Central Parking Corporation (“Central”), and the other expectations, beliefs, plans, intentions and strategies of the Company.  We have tried to identify these statements by using words such as “expect,” “anticipate,” “believe, “could,” “should,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” and “will” and similar terms and phrases, but such words, terms and phrases are not the exclusive means of identifying such statements.  These forward-looking statements are made based on management’s expectations and beliefs concerning future events and are subject to uncertainties and factors relating to operations and the business environment, all of which are difficult to predict and many of which are beyond management’s control.  Actual results, performance and achievements could differ materially from those expressed in, or implied by, these forward-looking statements due to a variety of risks, uncertainties and other factors, including, but not limited to, the following:  the risk that the proposed business combination transaction is not completed on a timely basis or at all; the ability to integrate Central into our business successfully and the amount of time and expense spent and incurred in connection with the integration; the risk that the economic benefits, cost savings and other synergies that we anticipate as a result of the transaction are not fully realized or take long to realize than expected; the risk that the Company or Central may be unable to obtain antitrust or other regulatory clearance required for the transaction, or that required antitrust or other regulatory clearance may delay the transaction or result in the imposition of conditions that could adversely affect the operations of the combined company or cause the parties to abandon the transaction; intense competition; the loss, or renewal on less favorable terms, of management contracts and leases; and changes in general economic and business conditions or demographic trends.

For a detailed discussion of factors that could affect our future operating results, please see our filings with the Securities and Exchange Commission, including the disclosures under “Risk Factors” in those filings.  Except as expressly required by the federal securities laws, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, changed circumstances, future events or for any other reason.

Recent events

Merger Agreement

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

As described in the Company’s preliminary proxy statement filed on April 27, 2012, the Company will hold a special meeting at which the Company Stockholders will be asked to consider and vote upon the proposal to approve the issuance of the Stock Consideration in the Merger.

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

We operate our clients’ properties through two types of arrangements: management contracts and leases. Under a management contract, we typically receive a base monthly fee for managing the facility, and we may also receive an incentive fee based on the achievement of facility performance objectives. We also receive fees for ancillary services. Typically, all of the underlying revenue and expenses under a standard management contract flow through to our clients rather than to us. However, some management contracts, which are referred to as “reverse” management contracts, usually provide for larger management fees and require us to pay various costs. Under lease arrangements, we generally pay to the property owner either a fixed annual rent, a percentage of gross customer collections or a combination thereof. We collect all revenue under lease arrangements and we are responsible for most operating expenses, but we are typically not responsible for major maintenance, capital expenditures or real estate taxes. Margins for lease contracts vary significantly, not only due to operating performance, but also due to variability of parking rates in different cities and varying space utilization by parking facility type and location. As of March 31, 2012, we operated approximately 91% of our locations under management contracts and approximately 9% of our locations under leases.

In evaluating our financial condition and operating performance, management’s primary focus is on our gross profit, total general and administrative expenses and general and administrative expenses as a percentage of our gross profit. Although the underlying economics to us of management contracts and leases are similar, the manner in which we are required to account for them differs. Revenue from leases includes all gross customer collections derived from our leased locations (net of parking tax), whereas revenue from management contracts only includes our contractually agreed upon management fees and amounts attributable to ancillary services. Gross customer collections at facilities under management contracts, therefore, are not included in our revenue. Accordingly, while a change in the proportion of our operating agreements that are structured as leases versus management contracts may cause significant fluctuations in reported revenue and expense of parking services, that change will not artificially affect our gross profit. For example, as of March 31, 2012, we operated approximately 91% of our locations under management contracts, and for the three months ended March 31, 2012, we derived approximately 90% of our gross profit under management contracts. Only approximately 56% of total revenue (excluding reimbursed management contract revenue), however, was from management contracts because under those contracts the revenue collected from parking customers belongs to our clients. Therefore, gross profit and total general and administrative expenses, rather than revenue, are management’s primary focus.

General Business Trends

We believe that sophisticated commercial real estate developers and property managers and owners recognize the opportunity for parking and related services to be a profit generator rather than a cost center. Often, the parking experience makes both the first and the last impressions on their properties’ tenants and visitors. By outsourcing these services, they are able to capture additional profit by leveraging the unique operational skills and controls that an experienced parking management company can offer. Our ability to consistently deliver a uniformly high level of parking and related services and maximize the profit to our clients improves our ability to win contracts and retain existing locations. Our location retention rate for the twelve-month period ended March 31, 2012 was approximately 91% and did not change compared to the twelve-month period ended March 31, 2011.

For the three months ended March 31, 2012 compared to the three months ended March 31, 2011, average gross profit per location increased by 5.2% from $9.5 thousand to $10.0 thousand due primarily to an increase in same location gross profit, as well as gross profit from new business in excess of contract expirations.

Summary of Operating Facilities

We focus our operations in core markets where a concentration of locations improves customer service levels and operating margins. The following table reflects our facilities operated at the end of the periods indicated:

	March 31, 2012	December 31, 2011	March 31, 2011
Managed facilities	1,973	1,953	1,922
Leased facilities	199	201	208
Total facilities	2,172	2,154	2,130

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

Our business is managed based on regions administered by executive vice presidents. The following is a summary of revenues (excluding reimbursed management contract revenue) by region for the three months ended March 31, 2012 and 2011.

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

Three Months ended March 31, 2012 Compared to Three Months ended March 31, 2011

Segment revenue information is summarized as follows:

	Three Months Ended March 31,
	Region One		Region Two		Region Three		Region Four		Other		Total		Variance
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	Amount	%
	(in millions)
Lease contract revenue:
New locations	$0.7	$—	$0.5	$—	$0.2	$—	$—	$—	$—	$—	$1.4	$—	$1.4	100.0
Contract expirations	0.1	0.6	—	—	0.1	0.6	—	—	—	—	0.2	1.2	(1.0)	(83.3)
Same locations	18.8	18.3	0.7	0.6	5.6	5.1	10.8	9.9	—	—	35.9	33.9	2.0	5.9
Conversions	—	0.1	—	—	—	—	—	—	—	—	—	0.1	(0.1)	(100.0)
Total lease contract revenue	$19.6	$19.0	$1.2	$0.6	$5.9	$5.7	$10.8	$9.9	$—	$—	$37.5	$35.2	$2.3	6.5
Management contract revenue:
New locations	$1.3	$0.1	$0.8	$—	$1.0	$0.1	$0.3	$0.1	$—	$—	$3.4	$0.3	$3.1	1033.3
Contract expirations	0.3	1.7	—	0.6	0.1	0.7	—	0.4	—	—	0.4	3.4	(3.0)	(88.2)
Same locations	11.6	11.5	9.6	8.2	11.2	11.4	11.7	11.2	0.1	—	44.2	42.3	1.9	4.5
Conversions	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Total management contract revenue	$13.2	$13.3	$10.4	$8.8	$12.3	$12.2	$12.0	$11.7	$0.1	$—	$48.0	$46.0	$2.0	4.3

Parking services revenue—lease contracts. Lease contract revenue increased $2.3 million, or 6.5%, to $37.5 million for the three months ended March 31, 2012, compared to $35.2 million for the three months ended March 31, 2011. The increase resulted primarily from increases in revenue from new locations, partially offset by decreases in revenue from contract expirations and conversions. Same location revenue for those facilities, which as of March 31, 2012 are the comparative periods for the two years presented, increased 5.9%. The increase in same location revenue was due to increases in short-term parking revenue of $1.7 million, or 7.6%, and increases in monthly parking revenue of $0.3 million, or 2.9%. Revenue associated with contract expirations relates to contracts that expired during the current period.

Parking services revenue—management contracts. Management contract revenue increased $2.0 million, or 4.3%, to $48.0 million for the three months ended March 31, 2012, compared to $46.0 million for the three months ended March 31, 2011. The increase resulted primarily from new locations, which was offset by the decrease in revenue from contract expirations. Same locations revenue for those facilities, which as of March 31, 2012 are the comparative periods for the two years presented, increased 4.5%, primarily due to increased fees from reverse management locations and ancillary services.

Reimbursed management contract revenue. Reimbursed management contract revenue increased $2.8 million, or 2.8%, to $103.9 million for the three months ended March 31, 2012, compared to $101.1 million for the three months ended March

31, 2011. This increase resulted from additional reimbursements for costs incurred on behalf of owners.

Lease contract revenue increased primarily due to new location revenue in regions one, two and three, combined with same location revenue in all four operating regions. This was partially offset by decreases in contract expirations in regions one and three and conversions in region one. Same location revenue increases for the aforementioned regions were primarily due to increases in short-term parking revenue and monthly parking revenue.

Management contract revenue increased primarily due to new location revenue in all four operating regions and same location revenue in regions one, two, three and other. This was offset by contract expirations in all four operating regions.  The increases in same location revenue were primarily due to an increase in fees from reverse management locations and ancillary services. For comparability purposes, revenue associated with contract expirations relate to the contracts that expired during the current period.

Segment cost of parking services information is summarized as follows:

	Three Months Ended March 31,
	Region One		Region Two		Region Three		Region Four		Other		Total		Variance
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	Amount	%
	(in millions)
Cost of parking services lease contracts:
New locations	$0.6	$—	$0.5	$—	$0.2	$—	$—	$—	$—	$—	$1.3	$—	$1.3	100.0
Contract expirations	0.1	0.6	—	—	0.1	0.6	—	—	—	—	0.2	1.2	(1.0)	(83.3)
Same locations	18.4	17.5	0.6	0.6	5.0	4.6	9.9	9.3	—	0.1	33.9	32.1	1.8	5.6
Conversions	—	0.2	—	—	—	—	—	—	—	—	—	0.2	(0.2)	(100.0)
Total cost of parking services lease contracts	$19.1	$18.3	$1.1	$0.6	$5.3	$5.2	$9.9	$9.3	$—	$0.1	$35.4	$33.5	$1.9	5.7
Cost of parking services management contracts:
New locations	$0.7	$—	$0.7	$—	$0.5	$0.1	$0.7	$0.1	$—	$—	$2.6	$0.2	$2.4	1,200.0
Contract expirations	0.2	1.2	—	0.5	0.1	0.2	—	0.3	—	—	0.3	2.2	(1.9)	(86.4)
Same locations	5.4	5.5	7.1	6.5	6.3	6.1	7.2	7.0	(0.4)	—	25.6	25.1	0.5	2.0
Conversions	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Total cost of parking services management contracts	$6.3	$6.7	$7.8	$7.0	$6.9	$6.4	$7.9	$7.4	$(0.4)	$—	$28.5	$27.5	$1.0	3.6

Cost of parking services—lease contracts. Cost of parking services for lease contracts increased $1.9 million, or 5.7%, to $35.4 million for the three months ended March 31, 2012, compared to $33.5 million for the three months ended March 31, 2011. The increase resulted primarily from increases in costs from new locations, which were offset by a decrease in conversions from management contracts and decreases in contract expirations. Same location costs for those facilities, which as of March 31, 2012 are comparative for the two years presented, increased 5.6%. Same location costs increased $0.2 million due to payroll and payroll-related expenses, $1.9 million due to rent expense, primarily as a result of contingent rental payments on the increase in revenue for same locations, partially offset by a decrease of $0.3 million related to other operating costs.

Cost of parking services—management contracts. Cost of parking services for management contracts increased $1.0 million, or 3.6%, to $28.5 million for the three months ended March 31, 2012, compared to $27.5 million for the three months ended March 31, 2011. The increase resulted from increases in costs related to new reverse management locations, which was offset by the decrease in costs from contract expirations. Same location costs for those facilities, which as of March 31, 2012 are the comparative for the two years presented, increased 2.0%. Same location increase in operating expenses for management contracts primarily resulted from increases in costs associated with reverse management contracts and the cost of providing management services.

Reimbursed management contract expense. Reimbursed management contract expense increased $2.8 million, or 2.8%, to $103.9 million for the three months ended March 31, 2012, compared to $101.1 million for the three months ended March 31, 2011. This increase resulted from additional reimbursements for costs incurred on behalf of owners.

Cost of parking services for lease contracts increased primarily due to new locations in regions one, two and three, combined with same locations in regions one, three and four, which was partially offset by contract expirations in regions one and three and conversion in region one. Same location cost increased primarily due to increases in payroll, payroll related costs, increases in contingent rent payments on the increase in revenue, partially offset by other operating costs.

Cost of parking services for management contracts increased in all four operating regions due to new locations, combined with increases in same locations for regions two, three and four. Partially offsetting, were decreases due to contract expirations in all four operating regions and same locations in regions one and other. Same location cost increases primarily resulted from increases in costs associated with reverse management contracts and the cost of providing management services. The other region amounts in same location primarily represent prior year insurance reserve adjustments and costs that are not specifically identifiable to a region.

Segment gross profit/gross profit percentage information is summarized as follows:

	Three Months Ended March 31,,
	Region One		Region Two		Region Three		Region Four		Other		Total		Variance
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	Amount	%
	(in millions)
Gross profit lease contracts:
New locations	$0.1	$—	$—	$—	$—	$—	$—	$—	$—	$—	$0.1	$—	$0.1	100.0
Contract expirations	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Same locations	0.4	0.8	0.1	—	0.6	0.5	0.9	0.6	—	(0.1)	2.0	1.8	0.2	11.1
Conversions	—	(0.1)	—	—	—	—	—	—	—	—	—	(0.1)	0.1	(100.0)
Total gross profit lease contracts	$0.5	$0.7	$0.1	$—	$0.6	$0.5	$0.9	$0.6	$—	$(0.1)	$2.1	$1.7	$0.4	23.5

	(percentages)

Gross profit percentage lease contracts:
New locations	14.3	—	—	—	—	—	—	—	—	—	7.1	—
Contract expirations	—	—	—	—	—	—	—	—	—	—	—	—
Same locations	2.1	4.4	14.3	—	10.7	9.8	8.3	6.1	—	—	5.6	5.3
Conversions	—	(100.0)	—	—	—	—	—	—	—	—	—	(100.0)
Total gross profit percentage	2.6	3.7	8.3	—	10.2	8.8	8.3	6.1	—	—	5.6	4.8

	(in millions)

Gross profit management contracts:
New locations	$0.6	$0.1	$0.1	$—	$0.5	$—	$(0.4)	$—	$—	$—	$0.8	$0.1	$0.7	700.0
Contract expirations	0.1	0.5	—	0.1	—	0.5	—	0.1	—	—	0.1	1.2	(1.1)	(91.7)
Same locations	6.2	6.0	2.5	1.7	4.9	5.3	4.5	4.2	0.5	—	18.6	17.2	1.4	8.1
Conversions	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Total gross profit management contracts	$6.9	$6.6	$2.6	$1.8	$5.4	$5.8	$4.1	$4.3	$0.5	$—	$19.5	$18.5	$1.0	5.4

	(percentages)

Gross profit percentage management contracts:
New locations	46.2	100.0	12.5	—	50.0	—	(133.3)	—	—	—	23.5	33.3
Contract expirations	33.3	29.4	—	16.7	—	71.4	—	25.0	—	—	25.0	35.3
Same locations	53.4	52.2	26.0	20.7	43.8	46.5	38.5	37.5	500.0	—	42.1	40.7
Conversions	—	—	—	—	—	—	—	—	—	—	—	—
Total gross profit percentage	52.3	49.6	25.0	20.5	43.9	47.5	34.2	36.8	500.0	—	40.6	40.2

Gross profit—lease contracts. Gross profit for lease contracts increased $0.4 million, or 23.5%, to $2.1 million for the three months ended March 31, 2012, compared to $1.7 million for the three months ended March 31, 2011. Gross profit percentage for lease contracts increased to 5.6% for the three months ended March 31, 2012, compared to 4.8% for the three months ended March 31, 2011. Gross profit lease contracts increases were primarily the result of new locations, same locations and conversions. Gross profit lease contracts increases on same locations were primarily the result of increases in short-term and monthly parking revenue. Gross profit percentage on same locations and new locations accounted for most of the increase on a percentage basis.

Gross profit—management contracts. Gross profit for management contracts increased $1.0 million, or 5.4%, to $19.5 million for the three months ended March 31, 2012, compared to $18.5 million for the three months ended March 31, 2011. Gross profit percentage for management contracts increased to 40.6% for the three months ended March 31, 2012, compared to 40.2% for the three months ended March 31, 2011. Gross profit for management contracts increases were primarily the result of new locations and same locations, offset by contract expirations. Gross profit management contracts increases on same locations were primarily the result of increased revenue associated with increased fees from reverse management locations and ancillary services.  Gross profit percentage on same locations accounted for most of the increase on a percentage basis.

Gross profit for lease contracts increased primarily due to new locations in region one, same locations in regions one, three, four and other and conversions in region one.  Gross profit lease contracts on same locations increased primarily due to increases in short-term and monthly parking revenue.

Gross profit for management contracts increased primarily due to same locations in regions one, two, four and other, new locations in regions one, two and three, offset by contract expirations in all four operating regions, new locations in region four and same locations in region three. Gross profit for management contracts increases on same locations were primarily the result of increased revenue associated with increased fees from reverse management locations and ancillary services. The other region amounts in same location primarily represent prior year insurance reserve adjustments and amounts that are not specifically identifiable to a specific region.

General and administrative expenses. General and administrative expenses increased $3.8 million, or 34.5%, to $15.0 million for the three months ended March 31, 2012, compared to $11.2 million for the three months ended March 31, 2011. This increase was primarily related to professional fees incurred in connection with the planned merger with Central Parking of $3.2 million and payroll and payroll-related expenses of $0.6 million.

Interest expense. Interest expense decreased $0.1 million, or 3.3%, to $1.1 million for the three months ended March 31, 2012, as compared to $1.2 million for the three months ended March 31, 2011. This decrease resulted primarily from a decrease in our long-term borrowings, in addition to a decrease in our weighted average interest rate to 2.5% as of March 31, 2012 from 2.6% as of March 31, 2011.

Interest income. Interest income was $0.1 million for the three months ended March 31, 2012 and March 31, 2011.

Income tax expense. Income tax expense decreased $1.0 million, or 38.4%, to $1.5 million for the three months ended March 31, 2012, as compared to $2.5 million for the three months ended March 31, 2011. A decrease in our pre-tax income resulted in a $1.1 million decrease in income tax expense and an increase in our effective tax rate resulted in a $0.1 increase in our tax expense. Our effective tax rate was 40.3% for the three months ended March 31, 2012 and 39.1% for the three months ended March 31, 2011, due to the expiration of the Opportunity Tax Credit (WOTC) Program and other similar tax credit programs on December 31, 2011.

Liquidity and Capital Resources

Outstanding Indebtedness

On March 31, 2012, we had total indebtedness of approximately $88.5 million, an increase of $6.5 million from December 31, 2011. The $88.5 million includes:

•             $86.7 million under our senior credit facility; and

•             $1.8 million of other debt including capital lease obligations and obligations on seller notes and other indebtedness.

We believe that our cash flow from operations, combined with availability under our senior credit facility, which amounted to $44.4 million at March 31, 2012, will be sufficient to enable us to pay our indebtedness, or to fund other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before their respective maturities. We believe that we will be able to refinance our indebtedness on commercially reasonable terms.

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

The weighted average interest rate on our senior credit facility at March 31, 2012 and December 31, 2011 was 2.5%. The rate includes all outstanding LIBOR contracts, interest rate cap effect and letters of credit. The weighted average interest rate on outstanding borrowings, not including letters of credit, was 2.6% at March 31, 2012 and December 31, 2011.

At March 31, 2012, we had $17.8 million of letters of credit outstanding under the senior credit facility, borrowings against the senior credit facility aggregated $86.7 million and we had $44.4 million available under the senior credit facility.

Interest Rate Cap Transactions

We do not enter into derivative instruments for any purpose other than cash flow hedging purposes.

On February 22, 2010, we entered into interest rate cap agreements with Wells Fargo Bank N.A. (“Wells Fargo”) and Fifth Third Bank (“Fifth Third”), allowing us to limit our exposure on a portion of our borrowings under our senior credit facility (“Rate Cap Transactions”). Pursuant to two separate letter agreements between the Company and Wells Fargo and Fifth Third, respectively, we will receive payments from Wells Fargo and Fifth Third each quarterly period to the extent that the prevailing three-month LIBOR during that period exceeds our cap rate of 3.25%. The Rate Cap Transactions became effective March 31, 2010, and settle each quarter on a date that is intended to coincide with our quarterly interest payments dates under our senior credit facility. The Rate Cap Transactions cap our LIBOR interest rate on a notional amount of $50 million at 3.25% for a total of 39 months. These Rate Cap Transactions are classified as a cash flow hedge, and we calculate the effectiveness of the hedge on a quarterly basis. The ineffective portion of the cash flow hedge is recognized in current period earnings as an increase of interest expense. The fair value of the interest rate cap at March 31, 2012 is $2 thousand and is included in prepaid expenses.

Stock Repurchases

In June 2011, our Board of Directors authorized us to repurchase shares of our common stock, on the open market, up to $20,000 in aggregate and cancelled a prior authorization from 2008.

There were no stock repurchases for the three months ended March 31, 2012 and 2011. As of March 31, 2012, $12,467 remained available for stock repurchases under the June 2011 authorization by the Board of Directors

Letters of Credit

At March 31, 2012, we have provided letters of credit totaling $17.5 million to our casualty insurance carrier to collateralize our casualty insurance program.

As of March 31, 2012, we provided $0.3 million in letters to collateralize other obligations.

Deficiency Payments

Pursuant to our obligations with respect to the parking garage operations at Bradley International Airport, we are required to make certain payments for the benefit of the State of Connecticut and for holders of special facility revenue bonds. The deficiency payments represent contingent interest bearing advances to the trustee to cover operating cash flow requirements. The payments, if any, are recorded as a receivable by us for which we are reimbursed from time to time as provided in the trust agreement. As of March 31, 2012, we have a receivable of $14.2 million, comprised of cumulative deficiency payments to the trustee, net of reimbursements. We believe these advances to be fully recoverable and therefore have not recorded a valuation allowance for them. We do not guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.

We made deficiency payments (net of repayments received) of $0.8 million in the first three months of 2012 compared to $0.6 million in the first three months of 2011. We did not record or receive any interest and premium income related to deficiency repayments from the trustee in the first three months of 2012 and 2011.  There was no receivable from the trustee for interest and premium income related to deficiency repayments as of March 31, 2012 and 2011.

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

Net Cash Provided by Operating Activities

Our primary sources of funds are cash flows from operating activities and changes in operating assets and liabilities.  Net cash used in operating activities totaled $9.1 million for the first three months of 2012. Cash used included changes in operating assets and liabilities of $14.0 million, partially offset by cash provided from operations of $4.9 million. The net decrease in cash resulted primarily from (i) an increase of $10.5 million in notes and accounts receivable due to timing of customer collections in the first quarter of 2012; (ii) an increase of $0.3 million in prepaid assets primarily due to timing for payment of insurance program; (iii) a decrease of $7.1 million in other liabilities primarily due to the payment of our performance-based compensation accrual paid in the first quarter of 2012, a decrease in customer deposits of $4.0 million on certain events due to the completion of the events and $1.1 million for professional fees related to the planned merger accrued at year end, partially offset by an increase in the non-qualified deferred compensation plan; (iv) and partially offsetting the decrease in cash is an increase of $3.9 million in accounts payable that primarily resulted from the timing on payments to our clients and new business that are under management contracts as described under “Daily Cash Collections .”

Our primary sources of funds are cash flows from operating activities and changes in operating assets and liabilities.  Net cash provided by operating activities totaled $6.9 million for the first three months of 2011. Cash provided included $6.8 million from operations and changes in operating assets and liabilities of $0.1 million. The net increase in cash resulted primarily from (i) a decrease of $1.1 million in notes and accounts receivable due to improved cash collections; (ii) an increase of $7.5 million in accounts payable that primarily resulted from the timing on payments to our clients and new business that are under management contracts as described under “Daily Cash Collections”; (iii) offset by an increase of $1.4 million in prepaid assets primarily related to timing for payment of insurance policy premiums; (iv) a decrease of $6.5 million in other liabilities that primarily resulted from a decrease in the performance-based compensation accrual paid in the first quarter of 2011, a decrease in customer deposits on certain events due to timing, offset by an increase in the non-qualified deferred compensation plan and an increase in deposits received for new clients; and (v) an increase of $0.6 million in other assets primarily due an increase in the cash surrender value related to the non-qualified deferred compensation plan.

Net Cash Used in Investing Activities

Net cash used in investing activities totaled $0.8 million in the first three months of 2012.  Cash used in investing activities for the first three months of 2012 included capital expenditures of $0.6 million for capital investments needed to secure and/or extend leased facilities and $0.2 million of cost of contract purchases.

Net cash used in investing activities totaled $0.8 million in the first three months of 2011. Cash used in investing activities for the first three months of 2011 included capital expenditures of $0.5 million for capital investments needed to secure and/or extend leased facilities and $0.3 million of cost of contract purchases.

Net Cash Used in Financing Activities

Net cash provided by financing activities totaled $5.7 million in the first three months of 2012.  Cash provided by financing activities for 2012 included $6.7 million for our senior credit facility, $0.2 million from the exercise of stock options, $0.2 million from the tax benefit related to stock option exercises, partially offset by $0.1 million for payments on capital leases, $0.1 million for payments on long-term borrowings, $0.1 million distributed to noncontrolling interests and $1.1 million for earn-out payments.

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

Cash and Cash Equivalents

We had cash and cash equivalents of $9.0 million and $13.2 million at March 31, 2012 and December 31, 2011, respectively. The cash balances reflect our ability to utilize funds deposited into our local accounts and which based upon availability, timing of deposits and the subsequent movement of that cash into our corporate accounts may result in significant changes to our cash balances.

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

On February 22, 2010, we entered into interest rate cap agreements with Wells Fargo Bank N.A. (“Wells Fargo”) and Fifth Third Bank (“Fifth Third”), allowing us to limit our exposure on a portion of our borrowings under our senior credit facility (“Rate Cap Transactions”). Pursuant to two separate letter agreements between the Company and Wells Fargo and Fifth Third, respectively, we will receive payments from Wells Fargo and Fifth Third each quarterly period to the extent that the prevailing three-month LIBOR during that period exceeds our cap rate of 3.25%. The Rate Cap Transactions became effective March 31, 2010, and settle each quarter on a date that is intended to coincide with our quarterly interest payments dates under our senior credit facility. The Rate Cap Transactions cap our LIBOR interest rate on a notional amount of $50 million at 3.25% for a total of 39 months. These Rate Cap Transactions are classified as a cash flow hedge, and we calculate the effectiveness of the hedge on a quarterly basis. The ineffective portion of the cash flow hedge is recognized in current period earnings as an increase of interest expense. The fair value of the interest rate cap at March 31, 2012 is $2 thousand and is included in prepaid expenses.

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

Foreign Currency Risk

Our exposure to foreign exchange risk is minimal. All foreign investments are denominated in U.S. dollars, with the exception of Canada. We had approximately $0.6 million of Canadian dollar denominated cash instruments at March 31, 2012. We had no Canadian dollar denominated debt instruments at March 31, 2012. We do not hold any hedging instruments related to foreign currency transactions. We monitor foreign currency positions and may enter into certain hedging instruments in the future should we determine that exposure to foreign exchange risk has increased.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

There were no stock repurchases for the three months ended March 31, 2012.

Item 6.      Exhibits

Exhibit Number	Description
10.1

Agreement and Plan of Merger, dated February 28, 2012, by and among Standard Parking Corporation, Hermitage Merger Sub, Inc., KCPC Holdings, Inc. and Kohlberg CPC Rep., L.L.C. (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 29, 2012).

10.2

The Closing Agreements, dated February 28, 2012, between Standard Parking Corporation and each of Lubert-Adler Real Estate Fund V, L.P. and Lubert-Adler Real Estate Parallel Fund V, L.P. (incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 29, 2012).

10.3

The Closing Agreements, dated February 28, 2012, between Standard Parking Corporation and each of Kohlberg Investors V, L.P., Kohlberg TE Investors V, L.P., Kohlberg Partners V, L.P., Kohlberg Offshore Investors V, L.P. and KOCO Investors V, L.P. (incorporated by reference to exhibit 10.3 of the Company’s Current Report on Form 8-K filed on February 29, 2012).

10.4

The Closing Agreements, dated February 28, 2012, between Standard Parking Corporation and each of Versa Capital Fund I, L.P. and Versa Capital Fund I Parallel, L.P. (incorporated by reference to exhibit 10.4 of the Company’s Current Report on Form 8-K filed on February 29, 2012).

10.5

Commitment Letter, dated February 28, 2012, by and among Standard Parking Corporation, Bank of America, N.A., Wells Fargo Bank, N.A., JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC and J.P. Morgan Securities LLC, together with the joinders thereto (incorporated by reference to exhibit 10.5 of the Company’s Current Report on Form 8-K filed on February 29, 2012).

31.1*	Section 302 Certification dated May 10, 2012 for James A. Wilhelm, Director, President and Chief Executive Officer (Principal Executive Officer).

31.2*	Section 302 Certification dated May 10, 2012 for G. Marc Baumann, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer).

31.3*	Section 302 Certification dated May 10, 2012 for Daniel R. Meyer, Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer).

32.1*	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2012.

101(1)

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, filed with the SEC on May 10, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the three month periods ended March 31, 2012 and 2011, (ii) the Consolidated Balance Sheet at March 31, 2012 and December 31, 2011, (iii) the Consolidated Statement of Cash Flows for the three month periods ended March 31, 2012 and 2011, and (iv) Notes to Consolidated Financial Statements.

*            Filed herewith

(1) Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD PARKING CORPORATION

Dated: May 10, 2012	By:	/s/ JAMES A. WILHELM
James A. Wilhelm
Director, President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 10, 2012	By:	/s/ G. MARC BAUMANN
G. Marc Baumann
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Dated: May 10, 2012	By:	/s/ DANIEL R. MEYER
Daniel R. Meyer
Senior Vice President,
Corporate Controller and Assistant Treasurer
(Principal Accounting Officer and Duly
Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.1

Agreement and Plan of Merger, dated February 28, 2012, by and among Standard Parking Corporation, Hermitage Merger Sub, Inc., KCPC Holdings, Inc. and Kohlberg CPC Rep., L.L.C. (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 29, 2012).

10.2

The Closing Agreements, dated February 28, 2012, between Standard Parking Corporation and each of Lubert-Adler Real Estate Fund V, L.P. and Lubert-Adler Real Estate Parallel Fund V, L.P. (incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 29, 2012).

10.3

The Closing Agreements, dated February 28, 2012, between Standard Parking Corporation and each of Kohlberg Investors V, L.P., Kohlberg TE Investors V, L.P., Kohlberg Partners V, L.P., Kohlberg Offshore Investors V, L.P. and KOCO Investors V, L.P. (incorporated by reference to exhibit 10.3 of the Company’s Current Report on Form 8-K filed on February 29, 2012).

10.4

The Closing Agreements, dated February 28, 2012, between Standard Parking Corporation and each of Versa Capital Fund I, L.P. and Versa Capital Fund I Parallel, L.P. (incorporated by reference to exhibit 10.4 of the Company’s Current Report on Form 8-K filed on February 29, 2012).

10.5

Commitment Letter, dated February 28, 2012, by and among Standard Parking Corporation, Bank of America, N.A., Wells Fargo Bank, N.A., JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC and J.P. Morgan Securities LLC, together with the joinders thereto (incorporated by reference to exhibit 10.5 of the Company’s Current Report on Form 8-K filed on February 29, 2012).

31.1*	Section 302 Certification dated May 10, 2012 for James A. Wilhelm, Director, President and Chief Executive Officer (Principal Executive Officer).

31.2*	Section 302 Certification dated May 10, 2012 for G. Marc Baumann, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer).

31.3*	Section 302 Certification dated May 10, 2012 for Daniel R. Meyer, Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer).

32.1*	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2012.

101(1)

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, filed with the SEC on May 10, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the three month periods ended March 31, 2012 and 2011, (ii) the Consolidated Balance Sheet at March 31, 2012 and December 31, 2011, (iii) the Consolidated Statement of Cash Flows for the three month periods ended March 31, 2012 and 2011, and (iv) Notes to Consolidated Financial Statements.

*            Filed herewith

(1) Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.