Form 10-Q
period 2012-06-30
STANDARD PARKING CORP
filed 2012-08-09
CIK 1059262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

Commission file number: 000-50796

STANDARD PARKING CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware
(State or Other Jurisdiction of	16-1171179
Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

As of August 6, 2012, there were 15,668,128 shares of common stock of the registrant outstanding.

STANDARD PARKING CORPORATION

FORM 10-Q INDEX

Part I. Financial Information
Item 1. Financial Statements:	3
Condensed Consolidated Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011	3
Condensed Consolidated Statements of Income (Unaudited) for the three months ended June 30, 2012 and 2011 and the six months ended June 30, 2012 and 2011	4
Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended June 30, 2012 and 2011 and the six months ended June 30, 2012 and 2011	5
Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2012 and 2011	6
Notes to Condensed Consolidated Interim Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures about Market Risk	38
Item 4. Controls and Procedures	38
Part II. Other Information
Item 1. Legal Proceedings	39
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 6. Exhibits	39
Signatures	42

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share data)

	June 30, 2012	December 31, 2011
	(Unaudited)	(see Note)
ASSETS
Current assets:
Cash and cash equivalents	$9,055	$13,220
Notes and accounts receivable, net	57,071	46,396
Prepaid expenses and supplies	3,020	2,419
Deferred taxes	2,745	2,745
Total current assets	71,891	64,780
Leasehold improvements, equipment and construction in progress, net	16,417	16,732
Advances and deposits	4,564	5,261
Long-term receivables, net	15,094	14,177
Intangible and other assets, net	9,893	9,420
Cost of contracts, net	13,304	14,286
Goodwill	132,483	132,417
Total assets	$263,646	$257,073
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,583	$44,747
Accrued and other current liabilities	35,273	41,304
Current portion of long-term borrowings	723	754
Total current liabilities	90,579	86,805
Deferred taxes	14,474	12,981
Long-term borrowings, excluding current portion	70,945	81,259
Other long-term liabilities	30,462	26,386
Standard Parking Corporation’s stockholders’ equity:
Preferred stock, par value $.01 per share; 5,000,000 shares authorized and no shares issued	—	—
Common stock, par value $.001 per share; 50,000,000 shares authorized; 15,668,128 and 15,464,864 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	15	15
Additional paid-in capital	93,820	92,662
Accumulated other comprehensive loss	(312)	(318)
Accumulated deficit	(36,281)	(42,632)
Total Standard Parking Corporation stockholders’ equity	57,242	49,727
Noncontrolling interest	(56)	(85)
Total equity	57,186	49,642
Total liabilities and stockholders’ equity	$263,646	$257,073

Note:

The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See Notes to Condensed Consolidated Interim Financial Statements.

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for share and per share data, unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Parking services revenue:
Lease contracts	$42,414	$37,193	$79,958	$72,398
Management contracts	44,372	42,343	92,336	88,297
	86,786	79,536	172,294	160,695
Reimbursed management contract revenue	104,160	100,126	208,097	201,250
Total revenue	190,946	179,662	380,391	361,945
Cost of parking services:
Lease contracts	38,000	34,286	73,387	67,785
Management contracts	24,018	23,215	52,510	50,707
	62,018	57,501	125,897	118,492
Reimbursed management contract expense	104,160	100,126	208,097	201,250
Total cost of parking services	166,178	157,627	333,994	319,742
Gross profit:
Lease contracts	4,414	2,907	6,571	4,613
Management contracts	20,354	19,128	39,826	37,590
Total gross profit	24,768	22,035	46,397	42,203
General and administrative expenses (1)	14,868	11,597	29,913	22,779
Depreciation and amortization	1,807	1,677	3,535	3,210
Operating income	8,093	8,761	12,949	16,214
Other expenses (income):
Interest expense	1,132	1,180	2,262	2,349
Interest income	(135)	(113)	(205)	(173)
	997	1,067	2,057	2,176
Income before income taxes	7,096	7,694	10,892	14,038
Income tax expense	2,856	3,066	4,384	5,545
Net income	4,240	4,628	6,508	8,493
Less: Net income attributable to noncontrolling interest	85	85	157	171
Net income attributable to Standard Parking Corporation	$4,155	$4,543	$6,351	$8,322
Common stock data:
Net income per share:
Basic	$0.27	$0.29	$0.41	$0.53
Diluted	$0.26	$0.28	$0.40	$0.52
Weighted average shares outstanding:
Basic	15,665,263	15,834,622	15,614,868	15,812,910
Diluted	15,900,659	16,164,114	15,860,668	16,155,272

(1)

Non-cash stock based compensation expense of $502 and $863 for the three and six months ended June 30, 2012, respectively, and $817 and $1,313 for the three and six months ended June 30, 2011, respectively, is included in general and administrative expenses.

See Notes to Condensed Consolidated Interim Financial Statements.

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net income	$4,240	$4,628	$6,508	$8,493
Other comprehensive (expense) income	(80)	(85)	6	(21)
Comprehensive income	4,160	4,543	6,514	8,472
Less: comprehensive income attributable to noncontrolling interest	85	85	157	171
Comprehensive income attributable to Standard Parking Corporation	$4,075	$4,458	$6,357	$8,301

See Notes to Condensed Consolidated Interim Financial Statements.

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except for share and per share data, unaudited)

	Six Months Ended
	June 30, 2012	June 30, 2011
Operating activities:
Net income	$6,508	$8,493
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	3,496	3,238
Loss (gain) on sale and abandonment of assets	41	(36)
Amortization of debt issuance costs	311	304
Non-cash stock-based compensation	863	1,313
Excess tax benefit related to stock option exercises	(221)	(220)
Provisions for losses on accounts receivable	92	95
Deferred income taxes	1,493	1,477
Change in operating assets and liabilities	(2,903)	3,838
Net cash provided by operating activities	9,680	18,502
Investing activities:
Purchase of leasehold improvements and equipment	(1,863)	(1,836)
Cost of contracts purchased	(237)	(272)
Proceeds from sale of assets	15	79
Capitalized interest	(8)	(36)
Contingent purchase payments	(46)	(231)
Net cash used in investing activities	(2,139)	(2,296)
Financing activities:
Proceeds from exercise of stock options	154	143
Repurchase of common stock	—	(431)
Earn-out payments made	(1,525)	—
Tax benefit related to stock option exercises	221	220
Payments on senior credit facility	(10,000)	(11,200)
Distribution to noncontrolling interest	(128)	(174)
Payments on long-term borrowings	(71)	(67)
Payments on capital leases	(274)	(264)
Net cash used in financing activities	(11,623)	(11,773)
Effect of exchange rate changes on cash and cash equivalents	(83)	47
(Decrease) increase in cash and cash equivalents	(4,165)	4,480
Cash and cash equivalents at beginning of period	13,220	7,305
Cash and cash equivalents at end of period	$9,055	$11,785
Supplemental disclosures:
Cash paid during the period for:
Interest	$1,779	$2,105
Income taxes	2,813	3,692

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

In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the financial position and results of operations have been included. Operating results for the six month period ended June 30, 2012 are not necessarily indicative of the results that might be expected for any other interim period or the fiscal year ending December 31, 2012. The financial statements presented in this report should be read in conjunction with the consolidated financial statements and footnotes thereto included in our 2011 Annual Report on Form 10-K filed March 15, 2012.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and variable interest entities in which the Company is the primary beneficiary. Noncontrolling interest recorded in the consolidated statement of income is the interest in consolidated VIEs which are not controlled by the Company. We have interests in thirteen joint ventures and one limited liability company. The thirteen joint ventures each operate between one and thirty parking facilities. The limited liability company was formed to collect and distribute parking facility data for a fee. Of the fourteen variable interest entities, seven are consolidated into our financial statements, and seven are single purpose entities where the Company is not the primary beneficiary and therefore the Company does not control these entities as power is shared. Investments in variable interest entities where the Company is not the primary beneficiary are accounted for under the equity method and are not material to the Company’s consolidated financial statements. All significant intercompany profits, transactions and balances have been eliminated in consolidation.

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

On February 22, 2010, we entered into interest rate cap agreements with Wells Fargo Bank N.A. (“Wells Fargo”) and Fifth Third Bank (“Fifth Third”), allowing us to limit our exposure on a portion of our borrowings under our senior credit facility (“Rate Cap Transactions”). Pursuant to two separate letter agreements between the Company and Wells Fargo and Fifth Third, respectively, we will receive payments from Wells Fargo and Fifth Third each quarterly period to the extent that the prevailing three month LIBOR during that period exceeds our cap rate of 3.25%. The Rate Cap Transactions became effective March 31, 2010, and settle each quarter on a date that is intended to coincide with our quarterly interest payment dates under our senior credit facility. The Rate Cap Transactions cap our LIBOR interest rate on a notional amount of $50,000 at 3.25% for a total of 39 months. These Rate Cap Transactions are classified as a cash flow hedge, and we calculate the effectiveness of the hedge on a quarterly basis. The ineffective portion of the cash flow hedge is recognized in current period earnings as an increase of interest expense. The fair value of the interest rate cap at June 30, 2012 is $1 and is included in prepaid expenses and supplies.

2. Stock-Based Compensation

We measure share-based compensation expense at the grant date, based on the fair value of the award, and the expense is recognized over the requisite employee service period (the vesting period) for awards expected to vest (considering estimated forfeitures).

The Company has an amended and restated Long-Term Incentive Plan that was adopted in conjunction with our initial public offering. On April 22, 2008, our shareholders approved an amendment to our Long-Term Incentive Plan that increased the maximum number of shares of common stock available for awards under the Long-Term Incentive Plan from 2,000,000 to 2,175,000 and extended the Plan’s termination date. The Plan now terminates twenty years from the date of such approval, or April 22, 2028. Forfeited and expired options under the Plan become generally available for reissuance. At June 30, 2012, 108,498 shares remained available for award under the Plan.

Stock Options and Grants

We use the Black-Scholes option pricing model to estimate the fair value of each option grant as of the date of grant. The volatilities are based on the 90-day historical volatility of our common stock as of the grant date. The risk free interest rate is based on zero-coupon U.S. government issues with a remaining term equal to the expected life of the option.

There were no options granted during the six months ended June 30, 2012 and 2011. The Company recognized no stock-based compensation expense related to stock options for the six months ended June 30, 2012 and 2011, as all options previously granted were fully vested. As of June 30, 2012, there were no unrecognized compensation costs related to unvested options.

On April 25, 2012, the Company authorized vested stock grants to certain directors totaling 12,995 shares. The total value of the grant, based on the fair value of the stock on the grant date, was $245 and is included in general and administrative expenses.

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

During the first six months of 2012, 146,000 restricted stock units vested and no restricted stock units were forfeited.

The Company recognized $257 and $618 of stock-based compensation expense related to the restricted stock units for the three and six months ended June 30, 2012, respectively, which is included in general and administrative expenses. The Company recognized $572 and $1,068 of stock-based compensation expense related to the restricted stock units for the three and six months ended June 30, 2011, respectively, which is included in general and administrative expenses. As of June 30, 2012, there was $5,465 of unrecognized stock-based compensation costs, net of estimated forfeitures, related to the restricted stock units that are expected to be recognized over a weighted average remaining period of approximately 6.4 years.

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

A reconciliation of the weighted average basic common shares outstanding to the weighted average diluted common shares outstanding is as follows (unaudited):

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Weighted average common basic shares outstanding	15,665,263	15,834,622	15,614,868	15,812,910
Effect of dilutive stock options and restricted stock units	235,396	329,492	245,800	342,362
Weighted average common diluted shares outstanding	15,900,659	16,164,114	15,860,668	16,155,272
Net income per share:
Basic	$0.27	$0.29	$0.41	$0.53
Diluted	$0.26	$0.28	$0.40	$0.52

There were 9,534 anti-dilutive options excluded in the computation of diluted earnings per share for the three and six months ended June 30, 2011 because the options’ exercise prices were greater than the average market price of the common stock. There were no anti-dilutive options for the three and six months ended June 30, 2012.

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

5. Leasehold Improvements, Equipment and Construction in Progress, Net

A summary of leasehold improvements, equipment, and construction in progress and related accumulated depreciation and amortization is as follows:

	Ranges of Estimated useful life	June 30, 2012	December 31, 2011
		(Unaudited)
Equipment	2-5 years	$12,097	$12,021
Software	3-10 years	13,144	12,643
Vehicles	4 years	9,199	9,405
Other	10 years	2,503	2,464
Leasehold improvements	Shorter of lease term or economic life up to 10 years	9,386	9,732
Construction in progress		3,016	2,255
		49,345	48,520
Less accumulated depreciation and amortization		(32,928)	(31,788)
Leasehold improvements, equipment and construction in progress, net		$16,417	$16,732

Depreciation expense was $1,121 and $2,163 for the three and six months ended June 30, 2012, respectively, and $1,016 and $1,947 for the three and six months ended June 30, 2011, respectively. Depreciation includes gains on sale and abandonment of leasehold improvements and equipment of $44 and $48 for the three and six months ended June 30, 2012, respectively, and losses on the sale and abandonment of leasehold improvements and equipment of $47 and $36 for the three and six months ended June 30, 2011, respectively.

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

The balance of cost of contracts is comprised of the following:

	June 30, 2012	December 31, 2011
	(Unaudited)

Cost of contracts	$24,433	$24,203
Accumulated amortization	(11,129)	(9,917)
Cost of contracts, net	$13,304	$14,286

Amortization expense related to cost of contracts was $611 and $1,219 for the three and six months ended June 30, 2012, respectively, and $570 and $1,137 for the three and six months ended June 30, 2011 respectively. The weighted average useful life is 9.7 years for 2012 and 9.5 years for 2011.

7. Goodwill

Goodwill is assigned to reporting units based upon the specific Region where the assets are acquired and associated goodwill resided.

The following table reflects the changes in the carrying amounts of goodwill by reported segment for the six months ended June 30, 2012 (unaudited).

	Region One	Region Two	Region Three	Region Four	Total
Balance as of January 1, 2012	$65,965	$8,600	$35,275	$22,577	$132,417
Contingent payments related to acquisitions	46	—	—	—	46
Foreign currency translation	—	20			20
Balance as of June 30, 2012	$66,011	$8,620	$35,275	$22,577	$132,483

8. Long-Term Receivables, Net

	Amount Outstanding
	June 30, 2012	December 31, 2011
	(Unaudited)
Deficiency payments:
Balance at the beginning of the year	$13,407	$12,070
Deficiency payments made	1,002	1,716
Deficiency payments received	(85)	(379)
Balance at the end of the period	14,324	13,407
Other Bradley related, net	3,203	3,203
Valuation allowance	(2,484)	(2,484)
Total Bradley receivables	$15,043	$14,126
Other long-term receivables	51	51
Total long-term receivables	$15,094	$14,177

Agreement

We entered into a 25-year agreement with the State of Connecticut that expires on April 6, 2025, under which we operate the surface parking and 3,500 garage parking spaces at Bradley International Airport located in the Hartford, Connecticut metropolitan area. The Company manages the facility for which it is expected to receive a management fee.

The parking garage was financed on April 6, 2000 through the issuance of $53,800 of State of Connecticut special facility revenue bonds, representing $47,700 non-taxable Series A bonds and a separate taxable issuance of $6,100 Series B bonds. The Series B bonds were retired on July 1, 2006 according to the terms of the indenture. The Bradley agreement provides that we deposit with a trustee for the bondholders all gross revenues collected from operations of the surface and garage parking, and from these gross revenues, the trustee pays debt service on the special facility revenue bonds outstanding, operating and capital maintenance expenses of the surface and garage parking facilities excluding our management fee discussed below, and specific annual guaranteed minimum payments to the State. Principal and interest on the Bradley special facility revenue bonds increase from approximately $3,600 in lease year 2002 to approximately $4,500 in lease year 2025. Annual guaranteed minimum payments to the State will increase from approximately $8,300 in lease year 2002 to approximately $13,200 in lease year 2024. The annual minimum guaranteed payment to the State by the trustee for the six months ended June 30, 2012 and 2011 was $5,134 and $5,028, respectively.

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

In the six months ended June 30, 2012, we made deficiency payments (net of repayments received) of $917.  In addition, we received $85 of interest income on deficiency repayments and we did not record or receive any premium income related to deficiency payments from the trustee. In the six months ended June 30, 2011, we made deficiency payments (net of repayments received) of $170 and received $54 in premium income and did not record or receive any interest income related to deficiency repayments from the trustee. There was no receivable from the trustee for interest and premium income related to deficiency repayments as of June 30, 2012 and 2011.

The deficiency payments, if any, are recorded as a receivable by us for which we are reimbursed from time to time as provided in the trust agreement. As of June 30, 2012 and December 31, 2011, we have a receivable of $14,324 and $13,407, respectively, compromised of cumulative deficiency payments to the trustee, net of reimbursements. We believe these advances to be fully recoverable and therefore have not recorded a valuation allowance for them. We do not guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.

The Construction, Financing and Operating Special Facility Lease Agreement, which governs reimbursement of Guarantor Payments, places no time restriction or limits on our right to reimbursement.

Compensation

In addition to the recovery of certain general and administrative expenses incurred, our agreement provides for an annual management fee payment that is based on three operating profit tiers calculated for each year during the term of the agreement. The management fee is further apportioned 60% to us and 40% to an un-affiliated entity. To the extent that funds are available for the trustee to make a distribution, the annual management fee is paid when sufficient cash is available after the Guaranteed Payments (as defined in our agreement) are paid, and after the repayment of all deficiency payments, including accrued interest and premium. However, our right to the management fee accrues each year during the term of the agreement and is paid when sufficient cash is available for the trustee to make a distribution.

The annual management fee is paid after the repayment of all deficiency payments, including accrued interest and premium. Therefore, due to the existence and length of time for repayment of the deficiency amounts to the Company, no management fees have been recognized. Management fees will be recognized in accordance with SAB 104 when “collectability is reasonably assured.”

Cumulative management fees of $5,700 have not been recognized as of June 30, 2012, and no management fee income was recognized during the six months ending June 30, 2012 and 2011.

9. Borrowing Arrangements

Long-term borrowings, in order of preference, consist of:

	Amount Outstanding
	Due Date	June 30, 2012	December 31, 2011
		(Unaudited)
Revolving senior credit facility	October 2013	$70,000	$80,000
Capital lease obligations	Various	699	972
Obligations on seller notes and other	Various	969	1,041
Total		71,668	82,013
Less current portion		723	754
Long-term borrowings excluding current portion		$70,945	$81,259

Senior Credit Facility

On July 15, 2008, we amended and restated our credit facility. As of May 31, 2012, the Company entered into an amendment to extend the termination date from June 29, 2013 to October 1, 2013.

The $210,000 revolving senior credit facility includes a letter of credit sub-facility with a sublimit of $50,000 and a swing line sub-facility with a sublimit of $10,000. The $50,000 letter of credit sub-facility does not limit the maximum actual borrowings on the revolving senior credit facility.

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

We are in compliance with all of our financial covenants as of June 30, 2012.

The weighted average interest rate on our senior credit facility at June 30, 2012 and December 31, 2011 was 2.6% and 2.5%, respectively. The rate includes all outstanding LIBOR contracts, interest rate cap effect and letters of credit. The weighted average interest rate on outstanding borrowings, not including letters of credit, was 2.6% at June 30, 2012 and December 31, 2011.

At June 30, 2012, we had $17,823 of letters of credit outstanding under the senior credit facility, borrowings against the senior credit facility aggregated $70,000, and we had $58,057 available under the senior credit facility.

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

Our business is managed based on regions administered by executive vice presidents. The following is a summary of revenues (excluding reimbursed management contract revenue) and gross profit by regions for the three and six months ended June 30, 2012 and 2011. Information related to prior periods has been recast to conform to the current region alignment.

The Company has provided this business unit segment information for all comparable prior periods. Segment information is summarized as follows (in thousands):

	For the three months ended				For the six months ended
	June 30, 2012	Gross Margin	June 30, 2011	Gross Margin	June 30, 2012	Gross Margin	June 30, 2011	Gross Margin
Revenues:
Region One
Lease contracts	$20,957		$20,649		$40,576		$39,591
Management contracts	13,843		13,340		26,916		26,595
Total Region One	34,800		33,989		67,492		66,186
Region Two
Lease contracts	1,142		682		2,304		1,340
Management contracts	3,744		3,911		14,147		12,658
Total Region Two	4,886		4,593		16,451		13,998
Region Three
Lease contracts	9,613		5,809		15,539		11,498
Management contracts	14,452		12,847		26,804		24,953
Total Region Three	24,065		18,656		42,343		36,451
Region Four
Lease contracts	10,702		10,048		21,539		19,963
Management contracts	12,213		12,025		24,224		23,772
Total Region Four	22,915		22,073		45,763		43,735
Other
Lease contracts	—		5		—		6
Management contracts	120		220		245		319
Total Other	120		225		245		325
Reimbursed revenue	104,160		100,126		208,097		201,250
Total revenues	$190,946		$179,662		$380,391		$361,945
Gross Profit
Region One
Lease contracts	$1,439	7%	$1,741	8%	$2,220	5%	$2,295	6%
Management contracts	7,679	55%	7,420	56%	14,536	54%	14,130	53%
Total Region One	9,118		9,161		16,756		16,425
Region Two
Lease contracts	82	7%	49	7%	108	5%	152	11%
Management contracts	1,093	29%	1,211	31%	3,676	25%	2,957	23%
Total Region Two	1,175		1,260		3,784		3,109
Region Three
Lease contracts	923	10%	599	10%	1,529	10%	1,160	10%
Management contracts	5,959	41%	6,145	48%	11,262	42%	11,930	48%
Total Region Three	6,882		6,744		12,791		13,090
Region Four
Lease contracts	809	8%	656	7%	1,568	7%	1,230	6%
Management contracts	4,324	35%	4,009	33%	8,285	34%	8,156	34%
Total Region Four	5,133		4,665		9,853		9,386
Other
Lease contracts	1,161	—%	(138)	(2,760)%	1,146	—%	(224)	(3,733)%
Management contracts	1,299	1,083%	343	156%	2,067	844%	417	131%
Total Other	2,460		205		3,213		193
Total gross profit	24,768		22,035		46,397		42,203
General and administrative expenses	14,868		11,597		29,913		22,779
General and administrative expense percentage of gross profit	60%		53%		64%		54%
Depreciation and amortization	1,807		1,677		3,535		3,210
Operating income	8,093		8,761		12,949		16,214
Other expenses (income):
Interest expense	1,132		1,180		2,262		2,349
Interest income	(135)		(113)		(205)		(173)
	997		1,067		2,057		2,176
Income before income taxes	7,096		7,694		10,892		14,038
Income tax expense	2,856		3,066		4,384		5,545
Net income	4,240		4,628		6,508		8,493
Less: Net income attributable to noncontrolling interest	85		85		157		171
Net income attributable to Standard Parking Corporation	$4,155		$4,543		$6,351		$8,322

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

The CODM does not evaluate segments using discrete asset information.

11. Comprehensive Income

Comprehensive income consists of the following components, net of tax (unaudited):

	For the three months ended		For the six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net income	$4,240	$4,628	$6,508	$8,493
Effective portion of interest rate cap	53	(39)	89	(68)
Effect of foreign currency translation	(133)	(46)	(83)	47
Comprehensive income	4,160	4,543	6,514	8,472
Less: comprehensive income attributable to noncontrolling interest	85	85	157	171
Comprehensive income attributable to Standard Parking Corporation	$4,075	$4,458	$6,357	$8,301

12. Income Taxes

For the three months ended June 30, 2012, the Company recognized income tax expense of $2,856 on pre-tax earnings of $7,096 compared to $3,066 income tax expense on pre-tax earnings of $7,694 for the three months ended June 30, 2011. For the six months ended June 30, 2012, the Company recognized income tax expense of $4,384 on pre-tax earnings of $10,892 compared to $5,545 income tax expense on pre-tax earnings of $14,038 for the six months ended June 30, 2011. Income tax expense is based on a projected effective tax rate of approximately 40.2% for the six months ended June 30, 2012 compared to approximately 39.5% for the six months ended June 30, 2011. The Company’s effective tax rate increased due to the expiration of Work Opportunity Tax Credit (WOTC) Program and other similar tax credit programs on December 31, 2011.

As of June 30, 2012, the Company has not identified any uncertain tax positions that would have a material impact on the Company’s financial position. The Company recognizes potential interest and penalties related to uncertain tax positions, if any, in income tax expense.

The tax years that remain subject to examination for the Company’s major tax jurisdictions at June 30, 2012 are shown below:

2005 – 2010	United States — federal income tax
2005 – 2010	United States — state and local income tax
2008 – 2011	Canada

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

14. Fair Value Measurement

The Company applies the accounting standards for fair value measurements and disclosures for its financial assets and financial liabilities. The standard requires disclosures about assets and liabilities measured at fair value. The Company’s financial assets relate to the interest rate cap of $1 and the Company’s financial liabilities relate to contingent earn-out payments of $4,605 as of June 30, 2012.

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

The significant inputs used to derive the fair value of the amounts due to seller include financial forecasts of future operating results, the probability of reaching the forecast and the associated discount rate. The probability of the contingent consideration ranges from 5% to 95%, with a weighted average discount rate of 12%. The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis and the basis of measurement at June 30, 2012 and December 31, 2011:

	Total Fair Value Measurement at June 30, 2012	Level 1	Level 2	Level 3
Assets:
Interest Rate Cap	$1	$—	$1	$—
Liabilities:
Due to seller	$(4,605)	$—	$—	$(4,605)

	Total Fair Value Measurement at December 31, 2011	Level 1	Level 2	Level 3
Assets:
Interest Rate Cap	$8	$—	$8	$—
Liabilities:
Due to seller	$(6,498)	$—	$—	$(6,498)

The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3):

Due to Seller
Balance at December 31, 2011	$(6,498)
Contingent earn-out payments-payments made to seller	1,525
Contingent earn-out payments-change in fair value	368
Balance at June 30, 2012	$(4,605)

For the six months ended June 30, 2012, the Company recorded adjustments to the original contingent consideration obligation recorded upon the acquisition of Gameday Management Group U.S and Expert Parking. The adjustments were the result of using revised forecasts and updated fair value measurements that adjusted the Company’s potential earn-out payments related to the purchase of these businesses.

For the three and six months ended June 30, 2012, the Company recognized a benefit of $169 and $368, respectively, which is included in general and administrative expenses in the statement of income due to the change in fair value measurements using level three valuation techniques.

15. Stock Repurchases

In June 2011, our Board of Directors authorized us to repurchase shares of our common stock, on the open market, up to $20,000 in aggregate and cancelled a prior authorization from 2008.

2012 Stock Repurchases

There were no stock repurchases for the six months ended June 30, 2012. As of June 30, 2012, $12,467 remained available for stock repurchases under the June 2011 authorization by the Board of Directors.

2011 Stock Repurchases

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

Commitment Letter

Bank of America, N.A., Wells Fargo Bank, N.A., and JPMorgan Chase Bank, together with certain other financial institutions (collectively, the “Lenders”), have provided a senior debt commitment letter and related joinders, each dated February 28, 2012, to provide the Company with $450,000 in senior secured credit facilities consisting of (i) a $200,000 five year revolving credit facility and (ii) a $250,000 term loan facility. In conjunction with the Merger, the Company will assume approximately $210,000 of Central’s debt, net of cash acquired, which will be repaid at closing using the proceeds of the $450,000 senior credit facilities. In addition, the proceeds from these borrowings will be used by the Company to finance in part the Merger, the costs and expenses related to the Merger and the ongoing working capital and other general corporate purposes of the Company. The obligations of the Lenders to provide the debt financing under the senior debt commitment letter is subject to a number of conditions that the Company believes are customary for financings of this type. The termination date for the commitments under the senior debt commitment letter is October 31, 2012, subject to extension by the Lenders.

The foregoing description of the Commitment Letter does not purport to be complete and is qualified in its entirety by reference to the Commitment Letter, a copy of which is attached as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 28, 2012.

17. Subsequent events

A special meeting of the Company’s stockholders will be held on September 11, 2012 at 8:30 a.m., Chicago time, to vote on a proposal to approve the issuance of the Company’s common stock in connection with the Central Parking merger. Only stockholders of record of the Company’s common stock at the close of business on July 19, 2012, the record date, are entitled to vote at the special meeting. The proposed merger is conditional upon approval of the proposal by the Company’s stockholders at the special meeting and also remains subject to antitrust review, consummation of financing and other customary closing conditions. The Company continues to expect the transaction to close by the end of the Company’s third fiscal quarter. For further information, see the Company’s definitive proxy statement filed with the SEC on August 3, 2012 in connection with the special meeting of stockholders.

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

Commitment Letter

Bank of America, N.A., Wells Fargo Bank, N.A., and JPMorgan Chase Bank, together with certain other financial institutions (collectively, the “Lenders”), have provided a senior debt commitment letter and related joinders, each dated February 28, 2012, to provide the Company with $450,000 in senior secured credit facilities consisting of (i) a $200,000 five year revolving credit facility and (ii) a $250,000 term loan facility. In conjunction with the Merger, the Company will assume approximately $210,000 of Central’s debt, net of cash acquired, which will be repaid at closing using the proceeds of the $450,000 senior credit facilities. In addition, the proceeds from these borrowings will be used by the Company to finance in part the Merger, the costs and expenses related to the Merger and the ongoing working capital and other general corporate purposes of the Company. The obligations of the Lenders to provide the debt financing under the senior debt commitment letter is subject to a number of conditions that the Company believes are customary for financings of this type. The termination date for the commitments under the senior debt commitment letter is October 31, 2012, subject to extension by the Lenders.

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

We operate our clients’ properties through two types of arrangements: management contracts and leases. Under a management contract, we typically receive a base monthly fee for managing the facility, and we may also receive an incentive fee based on the achievement of facility performance objectives. We also receive fees for ancillary services. Typically, all of the underlying revenue and expenses under a standard management contract flow through to our clients rather than to us. However, some management contracts, which are referred to as “reverse” management contracts, usually provide for larger management fees and require us to pay various costs. Under lease arrangements, we generally pay to the property owner either a fixed annual rent, a percentage of gross customer collections or a combination thereof. We collect all revenue under lease arrangements and we are responsible for most operating expenses, but we are typically not responsible for major maintenance, capital expenditures or real estate taxes. Margins for lease contracts vary significantly, not only due to operating performance, but also due to variability of parking rates in different cities and varying space utilization by parking facility type and location. As of June 30, 2012, we operated approximately 91% of our locations under management contracts and approximately 9% of our locations under leases. For the six months ended June 30, 2012, we derived approximately 86% of our gross profit under management contracts and approximately 14% of our gross profit under leases.

In evaluating our financial condition and operating performance, management’s primary focus is on our gross profit, total general and administrative expenses and general and administrative expenses as a percentage of our gross profit. Although the underlying economics to us of management contracts and leases are similar, the manner in which we are required to account for them differs. Revenue from leases includes all gross customer collections derived from our leased locations (net of parking tax), whereas revenue from management contracts only includes our contractually agreed upon management fees and amounts attributable to ancillary services. Gross customer collections at facilities under management contracts, therefore, are not included in our revenue. Accordingly, while a change in the proportion of our operating agreements that are structured as leases versus management contracts may cause significant fluctuations in reported revenue and expense of parking services, that change will not artificially affect our gross profit. For example, as of June 30, 2012, we operated approximately 91% of our locations under management contracts, and for the six months ended June 30, 2012, we derived approximately 86% of our gross profit under management contracts. Only approximately 54% of total revenue (excluding reimbursed management contract revenue), however, was from management contracts because under those contracts the revenue collected from parking customers belongs to our clients. Therefore, gross profit and total general and administrative expenses, rather than revenue, are management’s primary focus.

General Business Trends

We believe that sophisticated commercial real estate developers and property managers and owners recognize the opportunity for parking and related services to be a profit generator rather than a cost center. Often, the parking experience makes both the first and the last impressions on their properties’ tenants and visitors. By outsourcing these services, they are able to capture additional profit by leveraging the unique operational skills and controls that an experienced parking management company can offer. Our ability to consistently deliver a uniformly high level of parking and related services and maximize the profit to our clients improves our ability to win contracts and retain existing locations. Our location retention rate for the twelve-month period ended June 30, 2012 was approximately 90%, compared to approximately 91% for the twelve-month period ended June 30, 2011, which also reflects our decision not to renew, or to terminate, unprofitable contracts.

For the six months ended June 30, 2012 compared to the six months ended June 30, 2011, average gross profit per location increased by 8% from $19.9 thousand to $21.5 thousand due primarily to an increase in same location gross profit and a favorable health insurance dividend related to 2011.

Summary of Operating Facilities

We focus our operations in core markets where a concentration of locations improves customer service levels and operating margins. The following table reflects our facilities operated at the end of the periods indicated:

	June 30, 2012	December 31, 2011	June 30, 2011
Managed facilities	1,971	1,953	1,913
Leased facilities	187	201	211
Total facilities	2,158	2,154	2,124

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

Our business is managed based on regions administered by executive vice presidents. The following is a summary of revenues (excluding reimbursed management contract revenue) by region for the three and six months ended June 30, 2012 and 2011.

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

Three Months ended June 30, 2012 Compared to Three Months ended June 30, 2011

Segment revenue information is summarized as follows:

	Three Months Ended June 30,
	Region One		Region Two		Region Three		Region Four		Other		Total		Variance
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	Amount	%
	(in millions)
Lease contract revenue:
New location	$0.6	$0.1	$0.4	$—	$4.0	$—	$—	$—	$—	$—	$5.0	$0.1	$4.9	4,900.0
Contract expirations	0.1	1.1	—	—	—	0.5	—	—	—	—	0.1	1.6	(1.5)	(93.8)
Same location	20.0	19.1	0.7	0.7	5.6	5.3	10.7	10.1	—	—	37.0	35.2	1.8	5.1
Conversions	0.3	0.3	—	—	—	—	—	—	—	—	0.3	0.3	—	—
Total lease contract revenue	$21.0	$20.6	$1.1	$0.7	$9.6	$5.8	$10.7	$10.1	$—	$—	$42.4	$37.2	$5.2	14.0
Management contract revenue:
New location	$1.4	$—	$1.3	$—	$0.9	$0.1	$0.3	$—	$—	$—	$3.9	$0.1	$3.8	3,800.0
Contract expirations	0.1	1.6	—	0.8	0.1	0.8	—	0.3	—	—	0.2	3.5	(3.3)	(94.3)
Same location	12.2	11.6	2.4	3.1	13.5	11.9	12.0	11.8	0.1	0.2	40.2	38.6	1.6	4.1
Conversions	0.1	0.1	—	—	—	—	—	—	—	—	0.1	0.1	—	—
Total management contract revenue	$13.8	$13.3	$3.7	$3.9	$14.5	$12.8	$12.3	$12.1	$0.1	$0.2	$44.4	$42.3	$2.1	5.0

Parking services revenue — lease contracts. Lease contract revenue increased $5.2 million, or 14.0%, to $42.4 million for the three months ended June 30, 2012, compared to $37.2 million for the three months ended June 30, 2011. The increase resulted primarily from increases in revenue from new locations, partially offset by decreases in revenue from contract expirations. Same location revenue for those facilities, which as of June 30, 2012 are the comparative periods for the two years presented, increased 5.1%. The increase in same location revenue was due to increases in short-term parking revenue of $1.5 million, or 6.3%, and increases in monthly parking revenue of $0.3 million, or 3.0%. Revenue associated with contract expirations relates to contracts that expired during the current period.

Parking services revenue — management contracts. Management contract revenue increased $2.1 million, or 5.0%, to $44.4 million for the three months ended June 30, 2012, compared to $42.3 million for the three months ended June 30, 2011. The increase resulted primarily from increases in revenue from new locations, which was offset by the decrease in contract expirations. Same locations revenue for those facilities, which as of June 30, 2012 are the comparative periods for the two years presented, increased 4.1%, primarily due to increased fees from reverse management locations and ancillary services.

Reimbursed management contract revenue. Reimbursed management contract revenue increased $4.0 million, or 4.0%, to $104.2 million for the three months ended June 30, 2012, compared to $100.1 million for the three months ended June 30, 2011. This increase resulted from additional reimbursements for costs incurred on behalf of owners.

Lease contract revenue increased primarily due to new locations in regions one, two and three combined with same location revenue in regions one, three and four. This was partially offset by decreases in contract expirations regions one and three. Same location revenue increases for the aforementioned regions were primarily due to increases in short-term and monthly parking revenue.

Management contract revenue increased primarily due to new locations in all four operating regions, combined with same location revenue in regions one, three and four. This was partially offset by contract expirations in all four operating regions, combined with same location revenue in regions two and other. The increases in same location revenue were primarily due to an increase in fees from reverse management locations and ancillary services. For comparability purposes, revenue associated with contract expirations relate to the contracts that expired during the current period.

Segment cost of parking services information is summarized as follows:

	Three Months Ended June 30,
	Region One		Region Two		Region Three		Region Four		Other		Total		Variance
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	Amount	%
	(in millions)
Cost of parking services lease contracts:
New location	$0.5	$—	$0.4	$—	$3.6	$—	$—	$—	$—	$—	$4.5	$—	$4.5	100.0
Contract expirations	0.2	1.0	—	—	—	0.5	—	0.1	—	—	0.2	1.6	(1.4)	(87.5)
Same location	18.7	17.6	0.6	0.6	5.1	4.8	9.9	9.2	(1.2)	0.1	33.1	32.3	0.8	2.5
Conversions	0.2	0.4	—	—	—	—	—	—	—	—	0.2	0.4	(0.2)	(50.0)
Total cost of parking services lease contracts	$19.6	$19.0	$1.0	$0.6	$8.7	$5.3	$9.9	$9.3	$(1.2)	$0.1	$38.0	$34.3	$3.7	10.8
Cost of parking services management contracts:
New location	$0.7	$0.1	$1.1	$—	$0.6	$0.1	$0.6	$0.4	$—	$—	$3.0	$0.6	$2.4	400.0
Contract expirations	0.1	1.1	—	0.6	0.1	0.3	—	0.3	—	—	0.2	2.3	(2.1)	(91.3)
Same location	5.3	4.8	1.5	2.1	7.9	6.2	7.3	7.3	(1.2)	(0.1)	20.8	20.3	0.5	2.5
Conversions	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Total cost of parking services management contracts	$6.1	$6.0	$2.6	$2.7	$8.6	$6.6	$7.9	$8.0	$(1.2)	$(0.1)	$24.0	$23.2	$0.8	3.4

Cost of parking services — lease contracts. Cost of parking services for lease contracts increased $3.7 million, or 10.8%, to $38.0 million for the three months ended June 30, 2012, compared to $34.3 million for the three months ended June 30, 2011. The increase resulted primarily from increases in costs from new locations, which was partially offset by decreases in contract expirations and fewer locations that converted from management contracts during the current year. Same location costs for those facilities, which as of June 30, 2012 are the comparative for the two years presented, increased 2.5%. Same location costs increased $2.2 million due to rent expense, primarily as a result of contingent rental payments on the increase in revenue for same locations, offset by $1.1 million due to a favorable health insurance dividend related to 2011, and $0.3 million related to other operating costs.

Cost of parking services — management contracts. Cost of parking services for management contracts increased $0.8 million, or 3.4%, to $24.0 million for the three months ended June 30, 2012, compared to $23.2 million for the three months ended June 30, 2011. The increase resulted from increases in costs related to new reverse management locations, which was partially offset by decreases in contract expirations. Same location costs for those facilities, which as of June 30, 2012 are the comparative for the two years presented, increased 2.5%. Same location increase in operating expenses for management contracts primarily resulted from increases in costs associated with reverse management contracts and the cost of providing management services. Same location cost also includes a favorable change in net insurance loss experience reserve estimates relating to prior years of $0.3 million and a favorable health insurance dividend related to 2011 of $0.9 million.

Reimbursed management contract expense. Reimbursed management contract revenue increased $4.0 million, or 4.0%, to $104.2 million for the three months ended June 30, 2012, compared to $100.1 million for the three months ended June 30, 2011. This increase resulted from additional reimbursements for costs incurred on behalf of owners.

Cost of parking services for lease contracts increased primarily due to new locations in regions one, two and three, combined with same locations in regions one, three and four, which was partially offset by contract expirations in regions one, three and four, and same locations in the other region. Same location cost increased primarily due to increases in contingent rent payments on the increase in revenue, increases in other operating costs, offset by a favorable health insurance dividend related to 2011.  The other region amounts in same location primarily represent a favorable health insurance dividend related to 2011 and costs that are not specifically identifiable to a region.

Cost of parking services for management contracts increased due to new locations in regions two, three and four, combined with increases in same locations for regions one and three. Partially offsetting, were decreases due to contract expirations in all four operating regions, same locations in regions two and other, and new locations in region one. Same location cost increases primarily resulted from increases in costs associated with reverse management contracts and the cost of providing management services. The other region amounts in same location primarily represent prior year insurance reserve adjustments, a favorable health insurance dividend related to 2011 and costs that are not specifically identifiable to a region.

Segment gross profit/gross profit percentage information is summarized as follows:

	Three Months Ended June 30,
	Region One		Region Two		Region Three		Region Four		Other		Total		Variance
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	Amount	%
	(in millions)
Gross profit lease contracts:
New location	$0.1	$0.1	$—	$—	$0.4	$—	$—	$—	$—	$—	$0.5	$0.1	$0.4	400.0
Contract expirations	(0.1)	0.1	—	—	—	—	—	(0.1)	—	—	(0.1)	—	(0.1)	(100.0)
Same location	1.3	1.5	0.1	0.1	0.5	0.5	0.8	0.9	1.2	(0.1)	3.9	2.9	1.0	34.5
Conversions	0.1	(0.1)	—	—	—	—	—	—	—	—	0.1	(0.1)	0.2	200.0
Total gross profit lease contracts	$1.4	$1.6	$0.1	$0.1	$0.9	$0.5	$0.8	$0.8	$1.2	$(0.1)	$4.4	$2.9	$1.5	51.7

	(percentages)

Gross profit percentage lease contracts:
New location	16.7	100.0	—	—	10.0	—	—	—	—	—	10.0	100.0
Contract expirations	(100.0)	9.1	—	—	—	—	—	—	—	—	(100.0)	—
Same location	6.5	7.9	14.3	14.3	8.9	9.4	7.5	8.9	—	—	10.5	8.2
Conversions	33.3	(33.3)	—	—	—	—	—	—	—	—	33.3	(33.3)
Total gross profit percentage	6.7	7.8	9.1	14.3	9.4	8.6	7.5	7.9	—	—	10.4	7.8

	(in millions)

Gross profit management contracts:
New location	$0.7	$(0.1)	$0.2	$—	$0.3	$—	$(0.3)	$(0.4)	$—	$—	$0.9	$(0.5)	$1.4	(280.0)
Contract expirations	—	0.5	—	0.2	—	0.5	—	—	—	—	—	1.2	(1.2)	(100.0)
Same location	6.9	6.8	0.9	1.0	5.6	5.7	4.7	4.5	1.3	0.3	19.4	18.3	1.1	6.0
Conversions	0.1	0.1	—	—	—	—	—	—	—	—	0.1	0.1	—	—
Total gross profit management contracts	$7.7	$7.3	$1.1	$1.2	$5.9	$6.2	$4.4	$4.1	$1.3	0.3	$20.4	$19.1	$1.3	6.8

	(percentages)

Gross profit percentage management contracts:
New location	50.0	—	15.4	—	33.3	—	(100.0)	—	—	—	23.1	(500.0)
Contract expirations	—	31.3	—	25.0	—	62.5	—	—	—	—	—	34.3
Same location	56.6	58.6	37.5	32.3	41.5	47.9	39.2	38.1	1300.0	150.0	48.3	47.4
Conversions	100.0	100.0	—	—	—	—	—	—	—	—	100.0	100.0
Total gross profit percentage	55.8	54.9	29.7	30.8	40.7	48.4	35.8	33.9	1300.0	150.0	45.9	45.2

Gross profit — lease contracts. Gross profit for lease contracts increased $1.5 million, or 51.7%, to $4.4 million for the three months ended June 30, 2012, compared to $2.9 million for the three months ended June 30, 2011. Gross profit percentage for lease contracts increased to 10.4% for the three months ended June 30, 2012, compared to 7.8% for the three months ended June 30, 2011. Gross profit lease contracts increases were primarily the result of new locations, same locations and conversions, partially offset by contract expirations. Gross profit lease contracts increases on same locations were primarily the result of increases in short-term and monthly parking revenue and a favorable health insurance dividend related to 2011. Gross profit percentage on same locations accounted for most of the increase on a percentage basis.

Gross profit — management contracts. Gross profit for management contracts increased $1.3 million, or 6.8%, to $20.4 million for the three months ended June 30, 2012, compared to $19.1 million in for the three months ended June 30, 2011. Gross profit percentage for management contracts increased to 45.9% for the three months ended June 30, 2012, compared to 45.2% for the three months ended June 30, 2011. Gross profit for management contracts increases were primarily the result of new locations and same locations, offset by contract expirations. Gross profit management contracts increases on same locations were primarily the result of increased revenue associated with increased fees from reverse management locations and ancillary services and a favorable health insurance dividend related to 2011. Gross profit percentage on new locations and same locations accounted for most of the increase on a percentage basis.

Gross profit for lease contracts increased primarily due to new locations in region three, conversions in region one and same locations in the other region. Partially offsetting, were contract expirations in region one and same locations in regions one and four. Gross profit lease contracts on same locations increased primarily due to increases in short-term and monthly parking revenue and a favorable health insurance dividend related to 2011.

Gross profit for management contracts increased primarily due to same locations regions one, four and other, and new locations in all four operating regions, partially offset by contract expirations in regions one, two and three and same locations in regions two and three.  Gross profit for management contracts increases on same locations were primarily the result of increased revenue associated with increased fees from reverse management locations and ancillary services and a favorable health insurance dividend related to 2011. The other region amounts in same location primarily represent prior year insurance reserve adjustments, a favorable health insurance dividend related to 2011 and amounts that are not specifically identifiable to a specific region.

General and administrative expenses. General and administrative expenses increased $3.3 million, or 28.2%, to $14.9 million for the three months ended June 30, 2012, compared to $11.6 million for the three months ended June 30, 2011. This increase was primarily related to professional fees incurred in connection with the planned merger with Central Parking of $4.4 million, payroll and payroll-related expenses of $0.6 million, partially offset by a favorable health insurance dividend related to 2011 of $1.2 million and cost savings from process efficiencies of $0.5 million.

Interest expense. Interest expense decreased $0.1 million, or 4%, to $1.1 million for the three months ended June 30, 2012, as compared to $1.2 million for the three months ended June 30, 2011. This decrease resulted primarily from a decrease in our long-term borrowings.

Interest income. Interest income was $0.1 million for the three months ended June 30, 2012 and 2011.

Income tax expense. Income tax expense decreased $0.2 million, or 6.8%, to $2.9 million for the three months ended June 30, 2012, as compared to $3.1 million for the three months ended June 30, 2011. A decrease in our pre-tax income resulted in the $0.2 million decrease in income tax expense. Our effective tax rate was 40.2% for the three months ended June 30, 2012 and 39.8% for the three months ended June 30, 2011.

Six months ended June 30, 2012 Compared to Six months ended June 30, 2011

Segment revenue information is summarized as follows:

	Six Months Ended June 30,
	Region One		Region Two		Region Three		Region Four		Other		Total		Variance
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	Amount	%
	(in millions)
Lease contract revenue:
New location	$1.1	$0.1	$0.9	$—	$4.2	$—	$—	$—	$—	$—	$6.2	$0.1	$6.1	6,100.0
Contract expirations	0.7	2.2	0.1	—	0.1	1.1	—	—	—	—	0.9	3.3	(2.4)	(72.7)
Same location	38.3	36.8	1.4	1.3	11.2	10.4	21.5	20.0	—	—	72.4	68.5	3.9	5.7
Conversions	0.5	0.5	—	—	—	—	—	—	—	—	0.5	0.5	—	—
Total lease contract revenue	$40.6	$39.6	$2.4	$1.3	$15.5	$11.5	$21.5	$20.0	$—	$—	$80.0	$72.4	$7.6	10.5
Management contract revenue:
New location	$2.9	$0.2	$2.1	$—	$2.1	$0.4	$0.8	$0.4	$—	$—	$7.9	$1.0	$6.9	690.0
Contract expirations	0.6	3.6	1.0	2.1	0.4	1.7	—	0.7	—	—	2.0	8.1	(6.1)	(75.3)
Same location	23.1	22.5	11.0	10.6	24.4	22.8	23.4	22.7	0.2	0.3	82.1	78.9	3.2	4.1
Conversions	0.3	0.3	—	—	—	—	—	—	—	—	0.3	0.3	—	—
Total management contract revenue	$26.9	$26.6	$14.1	$12.7	$26.9	$24.9	$24.2	$23.8	$0.2	$0.3	$92.3	$88.3	$4.0	4.5

Parking services revenue — lease contracts. Lease contract revenue increased $7.6 million, or 10.5%, to $80.0 million for the six months ended June 30, 2012, compared to $72.4 million for the six months ended June 30, 2011. The increase resulted primarily from increases in revenue from new locations, partially offset by decreases in revenue from contract expirations. Same location revenue for those facilities, which as of June 30, 2012 are the comparative periods for the two years presented, increased 5.7%. The increase in same location revenue was due to increases in short-term parking revenue of $3.3 million, or 6.8%, and increases in monthly parking revenue of $0.6 million, or 2.9%. Revenue associated with contract expirations relates to contracts that expired during the current period.

Parking services revenue — management contracts. Management contract revenue increased $4.0 million, or 4.5%, to $92.3 million for the six months ended June 30, 2012, compared to $88.3 million for the six months ended June 30, 2011. The increase resulted primarily from increases in revenue from new locations, which was offset by the decrease in contract expirations. Same locations revenue for those facilities, which as of June 30, 2012 are the comparative periods for the two years presented, increased 4.1%, primarily due to increased fees from reverse management locations and ancillary services.

Reimbursed management contract revenue. Reimbursed management contract revenue increased $6.8 million, or 3.4%, to $208.1 million for the six months ended June 30, 2012, compared to $201.3 million for the six months ended June 30, 2011. This decrease resulted from additional reimbursed costs incurred on behalf of owners.

Lease contract revenue increased primarily due to new locations in regions one, two and three combined with same location revenue in all four operating regions.  This was partially offset by decreases in contract expirations regions one and three. Same location revenue increases for the aforementioned regions were primarily due to increases in short-term and monthly parking revenue.

Management contract revenue increased primarily due to new locations in all four operating regions, combined with same location revenue in all four operating regions. This was partially offset by contract expirations in all four operating regions.  The increases in same location revenue were primarily due to an increase in fees from reverse management locations and ancillary services. For comparability purposes, revenue associated with contract expirations relate to the contracts that expired during the current period.

Segment cost of parking services information is summarized as follows:

	Six Months Ended June 30,
	Region One		Region Two		Region Three		Region Four		Other		Total		Variance
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	Amount	%
	(in millions)
Cost of parking services lease contracts:
New location	$1.0	$—	$0.9	$—	$3.8	$—	$—	$—	$—	$—	$5.7	$—	$5.7	100.0
Contract expirations	0.7	2.1	0.1	—	0.1	1.1	—	0.2	—	—	0.9	3.4	(2.5)	(73.5)
Same location	36.2	34.6	1.3	1.1	10.0	9.3	20.0	18.6	(1.1)	0.2	66.4	63.8	2.6	4.1
Conversions	0.4	0.6	—	—	—	—	—	—	—	—	0.4	0.6	(0.2)	(33.3)
Total cost of parking services lease contracts	$38.3	$37.3	$2.3	$1.1	$13.9	$10.4	$20.0	$18.8	$(1.1)	$0.2	$73.4	$67.8	$5.6	8.3
Cost of parking services management contracts:
New location	$1.4	$0.1	$1.8	$—	$1.1	$0.2	$1.2	$0.5	$—	$—	$5.5	$0.8	$4.7	587.5
Contract expirations	0.4	2.4	0.4	1.5	0.3	0.6	—	0.6	—	—	1.1	5.1	(4.0)	(78.4)
Same location	10.4	9.9	8.3	8.2	14.2	12.2	14.7	14.5	(1.8)	(0.1)	45.8	44.7	1.1	2.5
Conversions	0.1	0.1	—	—	—	—	—	—	—	—	0.1	0.1	—	—
Total cost of parking services management contracts	$12.3	$12.5	$10.5	$9.7	$15.6	$13.0	$15.9	$15.6	$(1.8)	$(0.1)	$52.5	$50.7	$1.8	3.6

Cost of parking services — lease contracts. Cost of parking services for lease contracts increased $5.6 million, or 8.3%, to $73.4 million for the six months ended June 30, 2012, compared to $67.8 million for the six months ended June 30, 2012. The increase resulted primarily from increases in costs from new locations, which was partially offset by decreases in contract expirations and fewer locations that converted from management contracts during the current year. Same location costs for those facilities, which as of June 30, 2012 are the comparative for the two years presented, increased 4.1%. Same location costs increased $4.0 million due to rent expense, primarily as a result of contingent rental payments on the increase in revenue for same locations, offset by $1.1 million due to a favorable health insurance dividend related to 2011, and $0.3 million related to other operating costs.

Cost of parking services — management contracts. Cost of parking services for management contracts increased $1.8 million, or 3.6%, to $52.5 million for the six months ended June 30, 2012, compared to $50.7 million for the six months ended June 30, 2011. The increase resulted from increases in costs related to new reverse management locations, which was partially offset by decreases in contract expirations. Same location costs for those facilities, which as of June 30, 2012 are the comparative for the two years presented, increased 2.5%. Same location increase in operating expenses for management contracts primarily resulted from increases in costs associated with reverse management contracts and the cost of providing management services. Same location cost also includes a favorable health insurance dividend related to 2011 of $0.9 million.

Reimbursed management contract expense. Reimbursed management contract revenue increased $6.8 million, or 3.4%, to $208.1 million for the six months ended June 30, 2012, compared to $201.3 million for the six months ended June 30, 2011. This decrease resulted from additional reimbursed costs incurred on behalf of owners.

Cost of parking services for lease contracts increased primarily due to new locations in regions one, two and three, combined with same locations in all four operating regions, which was partially offset by contract expirations in regions one, three and four, and same locations in the other region. Same location cost increased primarily due to increases in contingent rent payments on the increase in revenue, offset by a favorable health insurance dividend related to 2011, and decreases in other operating costs.  The other region amounts in same location primarily represent a favorable health insurance dividend related to 2011 and costs that are not specifically identifiable to a region.

Cost of parking services for management contracts increased due to new locations in all four operating regions, combined with increases in same locations in all four operating regions.  Partially offsetting, were decreases due to contract expirations in all four operating regions, and same locations in the other region. Same location cost increases primarily resulted from increases in costs associated with reverse management contracts and the cost of providing management services. The other region amounts in same location primarily represent prior year insurance reserve adjustments and a favorable health insurance dividend related to 2011 and costs that are not specifically identifiable to a region.

Segment gross profit/gross profit percentage information is summarized as follows:

	Six Months Ended June 30,
	Region One		Region Two		Region Three		Region Four		Other		Total		Variance
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	Amount	%
	(in millions)
Gross profit lease contracts:
New location	$0.1	$0.1	$—	$—	$0.4	$—	$—	$—	$—	$—	$0.5	$0.1	$0.4	400.0
Contract expirations	—	0.1	—	—	—	—	—	(0.2)	—	—	—	(0.1)	0.1	(100.0)
Same location	2.1	2.2	0.1	0.2	1.2	1.1	1.5	1.4	1.1	(0.2)	6.0	4.7	1.3	27.7
Conversions	0.1	(0.1)	—	—	—	—	—	—	—	—	0.1	(0.1)	0.2	(200.0)
Total gross profit lease contracts	$2.3	$2.3	$0.1	$0.2	$1.6	$1.1	$1.5	$1.2	$1.1	$(0.2)	$6.6	$4.6	$2.0	43.5

	(percentages)

Gross profit percentage lease contracts:
New location	9.1	100.0	—	—	9.5	—	—	—	—	—	8.1	100.0
Contract expirations	—	4.5	—	—	—	—	—	—	—	—	—	(3.0)
Same location	5.5	6.0	7.1	15.4	10.7	10.6	7.0	7.0	—	—	8.3	6.9
Conversions	20.0	(20.0)	—	—	—	—	—	—	—	—	20.0	(20.0)
Total gross profit percentage	5.7	5.8	4.2	15.4	10.3	9.6	7.0	6.0	—	—	8.2	6.4

	(in millions)

Gross profit management contracts:
New location	$1.5	$0.1	$0.3	$—	$1.0	$0.2	$(0.4)	$(0.1)	$—	$—	$2.4	$0.2	$2.2	1100.0
Contract expirations	0.2	1.2	0.6	0.6	0.1	1.1	—	0.1	—	—	0.9	3.0	(2.1)	(70.0)
Same location	12.7	12.6	2.7	2.4	10.2	10.6	8.7	8.2	2.0	0.4	36.3	34.2	2.1	6.1
Conversions	0.2	0.2	—	—	—	—	—	—	—	—	0.2	0.2	—	—
Total gross profit management contracts	$14.6	$14.1	$3.6	$3.0	$11.3	$11.9	$8.3	$8.2	$2.0	$0.4	$39.8	$37.6	$2.2	5.9

	(percentages)

Gross profit percentage management contracts:
New location	51.7	50.0	14.3	—	47.6	50.0	(50.0)	(25.0)	—	—	30.4	20.0
Contract expirations	33.3	33.3	60.0	28.6	25.0	64.7	—	14.3	—	—	45.0	37.0
Same location	55.0	56.0	24.5	22.6	41.8	46.5	37.2	36.1	1000.0	133.3	44.2	43.3
Conversions	66.7	66.7	—	—	—	—	—	—	—	—	66.7	66.7
Total gross profit percentage	54.3	53.0	25.5	23.6	42.0	47.8	34.3	34.5	1000.0	133.3	43.1	42.6

Gross profit — lease contracts. Gross profit for lease contracts increased $2.0 million, or 43.5%, to $6.6 million for the six months ended June 30, 2012, compared to $4.6 million for the six months ended June 30, 2011. Gross profit percentage for lease contracts increased to 8.2% for the six months ended June 30, 2012, compared to 6.4% for the six months ended June 30, 2011. Gross profit lease contracts increases were primarily the result of new locations, same location, contract expirations and conversions. Gross profit lease contracts increases on same locations were primarily the result of increases in short-term and monthly parking revenue and a favorable health insurance dividend related to 2011. Gross profit percentage on same locations accounted for most of the increase on a percentage basis.

Gross profit — management contracts. Gross profit for management contracts increased $2.2 million, or 5.9%, to $39.8 million for the six months ended June 30, 2012, compared to $37.6 million in for the six months ended June 30, 2011. Gross profit percentage for management contracts increased to 43.1% for the six months ended June 30, 2012, compared to 42.6% for the six months ended June 30, 2011. Gross profit for management contracts increases were primarily the result of new locations and same locations, offset by contract expirations. Gross profit management contracts increases on same locations were primarily the result of increased revenue associated with increased fees from reverse management locations and ancillary services and a favorable health insurance dividend related to 2011. Gross profit percentage on new locations and same locations accounted for most of the increase on a percentage basis.

Gross profit for lease contracts increased primarily due to new locations in region three, conversions in region one, contract expirations in region four, and same locations in regions three, four and other.  Partially offsetting, were contract expirations in region one and same locations in regions one and two. Gross profit lease contracts on same locations increased primarily due to increases in short-term and monthly parking revenue and a favorable health insurance dividend related to 2011.

Gross profit for management contracts increased primarily due to same locations regions one, two, four and other, and new locations in regions one, two and three, partially offset by contract expirations in regions one, three and four, combined with same locations in region three.  Gross profit for management contracts increases on same locations were primarily the result of increased revenue associated with increased fees from reverse management locations and ancillary services and a favorable health insurance dividend related to 2011. The other region amounts in same location primarily represent prior year insurance reserve adjustments, a favorable health insurance dividend related to 2011 and amounts that are not specifically identifiable to a specific region.

General and administrative expenses. General and administrative expenses increased $7.1 million, or 31.3%, to $29.9 million for the six months ended June 30, 2012, compared to $22.8 million for the six months ended June 30, 2011. This increase was primarily the related to professional fees incurred in connection with the planned merger with Central Parking of $7.6 million, payroll and payroll-related expenses of $1.2 million, partially offset by a favorable health insurance dividend related to 2011 of $1.2 million and cost savings from process efficiencies of $0.5 million.

Interest expense. Interest expense was $2.3 million for the six months ended June 30, 2012 and 2011.

Interest income. Interest income was $0.2 million of the six months ended June 30, 2012 and 2011.

Income tax expense. Income tax expense decreased $1.1 million, or 20.9%, to $4.4 million for the six months ended June 30, 2012, as compared to $5.5 million for the six months ended June 30, 2011. A decrease in our pre-tax income resulted in a $1.2 million decrease in income tax expense. Our effective tax rate was 40.2% for the six months ended June 30. 2012 and 39.5% for the six months ended June 30, 2011.

Liquidity and Capital Resources

Outstanding Indebtedness

On June 30, 2012, we had total indebtedness of approximately $71.7 million, a decrease of $10.3 million from December 31, 2011. The $71.7 million includes:

•             $70.0 million under our senior credit facility; and

•             $1.7 million of other debt including capital lease obligations and obligations on seller notes and other indebtedness.

We believe that our cash flow from operations, combined with availability under our senior credit facility, which amounted to $58.1 million at June 30, 2012, will be sufficient to enable us to pay our indebtedness, or to fund other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before their respective maturities. We believe that we will be able to refinance our indebtedness on commercially reasonable terms.

Senior Credit Facility

On July 15, 2008, we amended and restated our credit facility. As of May 31, 2012, the Company entered into an amendment to extend the termination date from June 29, 2013 to October 1, 2013.

The $210.0 million revolving senior credit facility includes a letter of credit sub-facility with a sublimit of $50.0 million and a swing line sub-facility with a sublimit of $10.0 million. The $50.0 million letter of credit sub-facility does not limit the maximum actual borrowings on the revolving senior credit facility.

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

The weighted average interest rate on our senior credit facility at June 30, 2012 and December 31, 2011 was 2.6% and 2.5%, respectively. The rate includes all outstanding LIBOR contracts, interest rate cap effect and letters of credit. The weighted average interest rate on outstanding borrowings, not including letters of credit, was 2.6% at June 30, 2012 and December 31, 2011.

At June 30, 2012, we had $17.8 million of letters of credit outstanding under the senior credit facility, borrowings against the senior credit facility aggregated $70.0 million and we had $58.1 million available under the senior credit facility.

Interest Rate Cap Transactions

We do not enter into derivative instruments for any purpose other than cash flow hedging purposes.

On February 22, 2010, we entered into interest rate cap agreements with Wells Fargo Bank N.A. (“Wells Fargo”) and Fifth Third Bank (“Fifth Third”), allowing us to limit our exposure on a portion of our borrowings under our senior credit facility (“Rate Cap Transactions”). Pursuant to two separate letter agreements between the Company and Wells Fargo and Fifth Third, respectively, we will receive payments from Wells Fargo and Fifth Third each quarterly period to the extent that the prevailing three-month LIBOR during that period exceeds our cap rate of 3.25%. The Rate Cap Transactions became effective March 31, 2010, and settle each quarter on a date that is intended to coincide with our quarterly interest payments dates under our senior credit facility. The Rate Cap Transactions cap our LIBOR interest rate on a notional amount of $50 million at 3.25% for a total of 39 months. These Rate Cap Transactions are classified as a cash flow hedge, and we calculate the effectiveness of the hedge on a quarterly basis. The ineffective portion of the cash flow hedge is recognized in current period earnings as an increase of interest expense. The fair value of the interest rate cap at June 30, 2012 is $1 thousand and is included in prepaid expenses.

Stock Repurchases

In June 2011, our Board of Directors authorized us to repurchase shares of our common stock, on the open market, up to $20.0 million in aggregate and cancelled a prior authorization from 2008.

2012 Stock Repurchases

There were no stock repurchases for the six months ended June 30, 2012. As of June 30, 2012, $12.5 million remained available for stock repurchases under the June 2011 authorization by the Board of Directors.

2011 Stock Repurchases

During the second quarter of 2011, we repurchased 27,803 shares from third-party shareholders at an average price of $15.52 per share, including average commissions of $0.03 per share, on the open market. The total value of the second quarter transactions was $0.4 million.

Letters of Credit

At June 30, 2012, we have provided letters of credit totaling $17.5 million to our casualty insurance carrier to collateralize our casualty insurance program.

As of June 30, 2012, we provided $0.3 million in letters to collateralize other obligations.

Deficiency Payments

Pursuant to our obligations with respect to the parking garage operations at Bradley International Airport, we are required to make certain payments for the benefit of the State of Connecticut and for holders of special facility revenue bonds. The deficiency payments represent contingent interest bearing advances to the trustee to cover operating cash flow requirements. The payments, if any, are recorded as a receivable by us for which we are reimbursed from time to time as provided in the trust agreement. As of June 30, 2012, we have a receivable of $14.3 million, comprised of cumulative deficiency payments to the trustee, net of reimbursements. We believe these advances to be fully recoverable and therefore have not recorded a valuation allowance for them. We do not guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.

We made deficiency payments (net of repayments received) of $0.9 million in the first six months of 2012 compared to $0.2 million in the first six months of 2011. In addition we received $85 thousand from the trustee for interest income on deficiency repayments from the trustee in the six months ended June 30, 2012 compared to $0 in the six months ended June

30, 2011. We did not record or receive any premium income on deficiency repayments in the first six months of 2012 compared to $54 thousand in the six months ended June 30, 2011.

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

Net Cash Provided by Operating Activities

Our primary sources of funds are cash flows from operating activities and changes in working capital. Net cash provided by operating activities totaled $9.7 million for the first six months of 2012. Cash provided included cash provided from operations of $12.6 million, partially offset by changes in operating assets and liabilities of $2.9 million. The net change in operating assets and liabilities resulted primarily from (i) an increase of $11.8 million in notes and accounts receivable due to timing of customer collections; (ii) an increase of $0.7 million in prepaid and other assets related to the timing of certain insurance policies and other expenses and an increase in the cash surrender values related to the non-qualified deferred compensation plan; (iii) a decrease of $0.2 million in other liabilities primarily due to the payment of earn-out payments on previously acquired businesses of $1.5 million paid in the first six months of 2012, a decrease of $1.1 million for professional fees related to the planned merger accrued at year end, partially offset by an increase in insurance loss estimates and non-qualified deferred compensation plan; (iv) partially offset by an increase of $9.8 million in accounts payable due primarily to the timing on payments to our clients and new business under management contracts as described under “Daily Cash Collections.”

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

Net Cash Used in Investing Activities

Net cash used in investing activities totaled $2.1 million in the first six months of 2012. Cash used in investing activities for the first six months of 2012 included capital expenditures of $1.9 million for capital investments needed to secure and/or extend leased facilities and cost of contract purchases of $0.2 million.

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

Net Cash Used in Financing Activities

Net cash used in financing activities totaled $11.6 million in the first six months of 2012. Cash used in financing activities for 2012 included $1.5 million for earn-out payments on previously acquired businesses, $0.3 million for payments on capital leases, $0.1 million for payments on long-term borrowings, $10.0 million for payments on our senior credit facility, $0.1 million for distributions to noncontrolling interest, partially offset by $0.2 million from the exercise of stock options and $0.2 million from the tax benefit related to stock option exercises.

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

Cash and Cash Equivalents

We had cash and cash equivalents of $9.1 million and $13.2 million at June 30, 2012 and December 31, 2011, respectively. The cash balances reflect our ability to utilize funds deposited into our local accounts and which based upon availability, timing of deposits and the subsequent movement of that cash into our corporate accounts may result in significant changes to our cash balances.

Risk Factors

While it is not possible to identify all risk factors, we continue to face many risks and uncertainties that could cause actual results to differ from our forward-looking statements and could otherwise have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition. Information related to risk factors is described in our most recent Form 10-K under “Risk Factors,” as supplemented or amended from time to time in our quarterly reports on Form 10-Q and our current reports on Form 8-K. Additional information regarding the risks and uncertainties associated with our proposed merger with Central Parking are contained in the proxy statement filed in connection with the approval of our stockholders of the issuance of our common stock in the transaction.

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

On February 22, 2010, we entered into interest rate cap agreements with Wells Fargo Bank N.A. (“Wells Fargo”) and Fifth Third Bank (“Fifth Third”), allowing us to limit our exposure on a portion of our borrowings under our senior credit facility (“Rate Cap Transactions”). Pursuant to two separate letter agreements between the Company and Wells Fargo and Fifth Third, respectively, we will receive payments from Wells Fargo and Fifth Third each quarterly period to the extent that the prevailing three month LIBOR during that period exceeds our cap rate of 3.25%. The Rate Cap Transactions are effective March 31, 2010, and will settle each quarter on a date that is intended to coincide with our quarterly interest payments dates under our senior credit facility. The Rate Cap Transactions cap our LIBOR interest rate on a notional amount of $50 million at 3.25% for a total of 39 months. These Rate Cap Transactions are classified as a cash flow hedge, and we calculate the effectiveness of the hedge on a quarterly basis. The ineffective portion of the cash flow hedge is recognized in current period earnings as an increase of interest expense. The fair value of the interest rate cap at June 30, 2012 is $1 thousand and is included in prepaid expenses.

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

Foreign Currency Risk

Our exposure to foreign exchange risk is minimal. All foreign investments are denominated in U.S. dollars, with the exception of Canada. We had approximately $1.0 million of Canadian dollar denominated cash instruments at June 30, 2012. We had no Canadian dollar denominated debt instruments at June 30, 2011. We do not hold any hedging instruments related to foreign currency transactions. We monitor foreign currency positions and may enter into certain hedging instruments in the future should we determine that exposure to foreign exchange risk has increased.

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, our chief executive officer, chief financial officer and corporate controller carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our chief executive officer, chief financial officer and corporate controller concluded that our disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to us (including our consolidated subsidiaries) required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

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

There were no stock repurchases for the six months ended June 30, 2012.

Item 6.      Exhibits

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

10.6*	Third Amendment to Employment Agreement dated as of April 2, 2012 between the Company and Edward E. Simmons.

10.7*	Third Amendment to Employment Agreement dated as of April 2, 2012 between the Company and Thomas L. Hagerman.

10.8*	Third Amendment to Employment Agreement dated as of April 2, 2012 between the Company and John Ricchiuto.

10.9*	Second Amendment to Employment Agreement dated as of April 2, 2012 between the Company and Steven A. Warshauer.

10.10*	Seventh Amendment to Employment Agreement dated as of April 2, 2012 between the Company and Michael K. Wolf.

10.11

First Amendment to Amended and Restated Credit Agreement, dated as of May 31, 2012, by and among Standard Parking Corporation, Bank of America, N.A., Wells Fargo Bank, N.A., JPMorgan Chase Bank, N.A., Fifth Third Bank, U.S. Bank National Association and First Hawaiian Bank (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 6, 2012).

31.1*	Section 302 Certification dated August 9, 2012 for James A. Wilhelm, Director, President and Chief Executive Officer (Principal Executive Officer).

31.2*	Section 302 Certification dated August 9, 2012 for G. Marc Baumann, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer).

31.3*	Section 302 Certification dated August 9, 2012 for Daniel R. Meyer, Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer).

32.1**	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2012.

101.INS **†	XBRL Instance Document
101.SCH**†	XBRL Taxonomy Extension Schema
101.CAL**†	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**†	XBRL Taxonomy Extension Definition Linkbase
101.LAB**†	XBRL Taxonomy Extension Label Linkbase
101.PRE**†	XBRL Taxonomy Extension Presentation Linkbase

*            Filed herewith

** Furnished herewith

(†) Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD PARKING CORPORATION

Dated: August 9, 2012	By:	/s/ JAMES A. WILHELM
James A. Wilhelm
Director, President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 9, 2012	By:	/s/ G. MARC BAUMANN
G. Marc Baumann
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Dated: August 9, 2012	By:	/s/ DANIEL R. MEYER
Daniel R. Meyer
Senior Vice President,
Corporate Controller and Assistant Treasurer
(Principal Accounting Officer and Duly
Authorized Officer)