Form 10-Q
period 2012-09-30
STANDARD PARKING CORP
filed 2012-11-09
CIK 1059262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 5, 2012, there were 21,829,462 shares of common stock of the registrant outstanding.

STANDARD PARKING CORPORATION

FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share data)

	September 30, 2012	December 31, 2011
	(Unaudited)	(see Note)
ASSETS
Current assets:
Cash and cash equivalents	$10,386	$13,220
Notes and accounts receivable, net	61,175	46,396
Prepaid expenses and supplies	2,604	2,419
Deferred taxes	2,745	2,745
Total current assets	76,910	64,780
Leasehold improvements, equipment and construction in progress, net	16,646	16,732
Advances and deposits	4,131	5,261
Long-term receivables, net	15,398	14,177
Intangible and other assets, net	10,387	9,420
Cost of contracts, net	13,030	14,286
Goodwill	132,694	132,417
Total assets	$269,196	$257,073
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51,501	$44,747
Accrued and other current liabilities	37,565	41,304
Current portion of long-term borrowings	633	754
Total current liabilities	89,699	86,805
Deferred taxes	16,488	12,981
Long-term borrowings, excluding current portion	72,658	81,259
Other long-term liabilities	30,332	26,386
Standard Parking Corporation’s stockholders’ equity:
Preferred stock, par value $.01 per share; 5,000,000 shares authorized and no shares issued	—	—
Common stock, par value $.001 per share; 50,000,000 shares authorized; 15,668,128 and 15,464,864 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	15	15
Additional paid-in capital	94,071	92,662
Accumulated other comprehensive loss	(110)	(318)
Accumulated deficit	(33,902)	(42,632)
Total Standard Parking Corporation stockholders’ equity	60,074	49,727
Noncontrolling interest	(55)	(85)
Total equity	60,019	49,642
Total liabilities and stockholders’ equity	$269,196	$257,073

Note:             The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See Notes to Condensed Consolidated Interim Financial Statements.

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for share and per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Parking services revenue:
Lease contracts	$42,969	$37,501	$122,927	$109,899
Management contracts	49,226	43,259	141,562	131,556
	92,195	80,760	264,489	241,455
Reimbursed management contract revenue	100,958	106,365	309,055	307,615
Total revenue	193,153	187,125	573,544	549,070
Cost of parking services:
Lease contracts	40,108	34,049	113,495	101,834
Management contracts	30,409	22,489	82,919	73,196
	70,517	56,538	196,414	175,030
Reimbursed management contract expense	100,958	106,365	309,055	307,615
Total cost of parking services	171,475	162,903	505,469	482,645
Gross profit:
Lease contracts	2,861	3,452	9,432	8,065
Management contracts	18,817	20,770	58,643	58,360
Total gross profit	21,678	24,222	68,075	66,425
General and administrative expenses (1)	13,846	11,814	43,759	34,593
Depreciation and amortization	1,723	1,683	5,258	4,893
Operating income	6,109	10,725	19,058	26,939
Other expenses (income):
Interest expense	1,093	1,197	3,355	3,546
Interest income	(61)	(297)	(266)	(470)
	1,032	900	3,089	3,076
Income before income taxes	5,077	9,825	15,969	23,863
Income tax expense	2,623	3,760	7,007	9,305
Net income	2,454	6,065	8,962	14,558
Less: Net income attributable to noncontrolling interest	75	89	232	260
Net income attributable to Standard Parking Corporation	$2,379	$5,976	$8,730	$14,298
Common stock data:
Net income per share:
Basic	$0.15	$0.38	$0.56	$0.91
Diluted	$0.15	$0.37	$0.55	$0.89
Weighted average shares outstanding:
Basic	15,668,129	15,704,837	15,632,817	15,776,883
Diluted	15,928,685	16,034,330	15,883,535	16,116,136

(1)         Non-cash stock based compensation expense of $251 and $1,114 for the three and nine months ended September 30, 2012, respectively, and $411 and $1,724 for the three and nine months ended September 30, 2011, respectively, is included in general and administrative expenses.

See Notes to Condensed Consolidated Interim Financial Statements.

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net income	$2,454	$6,065	$8,962	$14,558
Other comprehensive (expense) income	202	(443)	208	(465)
Comprehensive income	2,656	5,622	9,170	14,093
Less: comprehensive income attributable to noncontrolling interest	75	89	232	260
Comprehensive income attributable to Standard Parking Corporation	$2,581	$5,533	$8,938	$13,833

See Notes to Condensed Consolidated Interim Financial Statements.

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except for share and per share data, unaudited)

	Nine Months Ended
	Septmeber 30, 2012	September 30, 2011
Operating activities:
Net income	$8,962	$14,558
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	5,215	4,935
Loss (gain) on sale and abandonment of assets	56	(49)
Amortization of debt issuance costs	446	478
Non-cash stock-based compensation	1,114	1,724
Excess tax benefit related to stock option exercises	(221)	(148)
Provisions for losses on accounts receivable	229	33
Deferred income taxes	3,507	2,857
Change in operating assets and liabilities	(8,317)	(11,339)
Net cash provided by operating activities	10,991	13,049
Investing activities:
Purchase of leasehold improvements and equipment	(3,114)	(2,907)
Cost of contracts purchased	(572)	(395)
Proceeds from sale of assets	15	82
Capitalized interest	(12)	(40)
Contingent purchase payments	(93)	(293)
Net cash used in investing activities	(3,776)	(3,553)
Financing activities:
Proceeds from exercise of stock options	154	143
Repurchase of common stock	—	(5,031)
Earn-out payments made	(1,525)	—
Tax benefit related to stock option exercises	221	148
Payments on senior credit facility	(8,200)	(3,250)
Distribution to noncontrolling interest	(202)	(255)
Payments on long-term borrowings	(108)	(102)
Payments for debt issuance costs	(30)	(30)
Payments on capital leases	(414)	(399)
Net cash used in financing activities	(10,104)	(8,776)
Effect of exchange rate changes on cash and cash equivalents	55	(406)
Increase (decrease) in cash and cash equivalents	(2,834)	314
Cash and cash equivalents at beginning of period	13,220	7,305
Cash and cash equivalents at end of period	$10,386	$7,619
Supplemental disclosures:
Cash paid during the period for:
Interest	$2,415	$3,151
Income taxes	3,179	4,975

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

In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the financial position and results of operations have been included. Operating results for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results that might be expected for any other interim period or the fiscal year ended December 31, 2012. The financial statements presented in this report should be read in conjunction with the consolidated financial statements and footnotes thereto included in our 2011 Annual Report on Form 10-K filed on March 15, 2012.

On October 2, 2012, Standard Parking completed its acquisition of KCPC Holdings, Inc., holding company for Central Parking Corporation (“Central”). For further information regarding the acquisition of Central, see Note 16 Agreement and Plan of Merger with Central Parking and Note 17 Subsequent Events.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and variable interest entities in which the Company is the primary beneficiary. Noncontrolling interest recorded in the consolidated statement of income is the interest in consolidated variable interest entities which are not controlled by the Company. We have interests in nine joint ventures which are determined to be variable interest entities and each operate between one and thirty-five parking facilities. Of the nine variable interest entities, five are consolidated into our financial statements, and four are single purpose entities where the Company is not the primary beneficiary and therefore the Company does not control these entities as power is shared. Investments in variable interest entities where the Company is not the primary beneficiary are accounted for under the equity method and are not material to the Company’s consolidated financial statements. All significant intercompany profits, transactions and balances have been eliminated in consolidation.

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

On February 22, 2010, we entered into interest rate cap agreements with Wells Fargo Bank N.A. (“Wells Fargo”) and Fifth Third Bank (“Fifth Third”), allowing us to limit our exposure to increases in variable interest rates on a portion of our borrowings under our senior credit facility (“Rate Cap Transactions”). Pursuant to two separate letter agreements between the Company and Wells Fargo and Fifth Third, respectively, we will receive payments from Wells Fargo and Fifth Third each quarterly period to the extent that the prevailing three month LIBOR during that period exceeds our cap rate of 3.25%. The Rate Cap Transactions became effective March 31, 2010, and settle each quarter on a date that is intended to coincide with our quarterly interest payment dates under our senior credit facility. The Rate Cap Transactions cap our LIBOR interest rate on a notional amount of $50,000 at 3.25% for a total of 39 months. These Rate Cap Transactions are classified as a cash flow hedge, and we calculate the effectiveness of the hedge on a quarterly basis. The ineffective portion of the cash flow hedge is recognized in current period earnings as an increase of interest expense and is not material for the three and nine month periods ended September 30, 2012 and 2011. The fair value of the interest rate cap at September 30, 2012 and December 31, 2011 is $0 and $8, respectively, and is included in prepaid expenses and supplies.

2. Stock-Based Compensation

We measure share-based compensation expense at the grant date, based on the fair value of the award, and the expense is recognized over the requisite employee service period (the vesting period) for awards expected to vest (considering estimated forfeitures).

The Company has an amended and restated Long-Term Incentive Plan that was adopted in conjunction with our initial public offering. On April 22, 2008, our shareholders approved an amendment to our Long-Term Incentive Plan that increased the maximum number of shares of common stock available for awards under the Long-Term Incentive Plan from 2,000,000 to 2,175,000 and extended the Plan’s termination date. The Plan now terminates twenty years from the date of such approval, or April 22, 2028. Forfeited and expired options under the Plan become generally available for reissuance. At September 30, 2012, 108,498 shares remained available for award under the Plan.

Stock Options and Grants

We use the Black-Scholes option pricing model to estimate the fair value of each option grant as of the date of grant. The volatilities are based on the 90-day historical volatility of our common stock as of the grant date. The risk free interest rate is based on zero-coupon U.S. government issues with a remaining term equal to the expected life of the option.

There were no options granted during the nine months ended September 30, 2012 and 2011. The Company recognized no stock-based compensation expense related to stock options for the nine months ended September 30, 2012 and 2011, as all options previously granted were fully vested. As of September 30, 2012, there were no unrecognized compensation costs related to unvested options.

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

During the nine months of 2012, 146,000 restricted stock units vested and no restricted stock units were forfeited.

The Company recognized $251 and $869 of stock-based compensation expense related to the restricted stock units for the three and nine months ended September 30, 2012, respectively, which is included in general and administrative expenses. The Company recognized $411 and $1,479 of stock-based compensation expense related to the restricted stock units for the three and nine months ended September 30, 2011, respectively, which is included in general and administrative expenses. As of September 30, 2012, there was $5,214 of unrecognized stock-based compensation costs, net of estimated forfeitures, related to the restricted stock units that are expected to be recognized over a weighted average remaining period of approximately 6.2 years.

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

A reconciliation of the weighted average basic common shares outstanding to the weighted average diluted common shares outstanding is as follows (unaudited):

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Weighted average common basic shares outstanding	15,668,129	15,704,837	15,632,817	15,776,883
Effect of dilutive stock options and restricted stock units	260,556	329,493	250,718	339,253
Weighted average common diluted shares outstanding	15,928,685	16,034,330	15,883,535	16,116,136
Net income per share:
Basic	$0.15	$0.38	$0.56	$0.91
Diluted	$0.15	$0.37	$0.55	$0.89

There were 9,534 anti-dilutive options excluded in the computation of diluted earnings per share for the three and nine months ended September 30, 2011 because the options’ exercise prices were greater than the average market price of the common stock. There were no anti-dilutive options or other potential common shares for the three and nine months ended September 30, 2012.

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

5. Leasehold Improvements, Equipment and Construction in Progress, Net

A summary of leasehold improvements, equipment, and construction in progress and related accumulated depreciation and amortization is as follows:

	Ranges of Estimated useful life	September 30, 2012	December 31, 2011
		(Unaudited)
Equipment	2-5 years	$12,022	$12,021
Software	3-10 years	13,119	12,643
Vehicles	4 years	9,361	9,405
Other	10 years	2,542	2,464
Leasehold improvements	Shorter of lease term or economic life up to 10 years	9,414	9,732
Construction in progress		3,495	2,255
		49,953	48,520
Less accumulated depreciation and amortization		(33,307)	(31,788)
Leasehold improvements, equipment and construction in progress, net		$16,646	$16,732

Depreciation expense was $1,053 and $3,216 for the three and nine months ended September 30, 2012, respectively, and $1,066 and $3,013 for the three and nine months ended September 30, 2011, respectively. Depreciation includes losses on sale and abandonment of leasehold improvements and equipment of $12 and $56  for the three and nine months ended September 30, 2012, respectively, and losses on the sale and abandonment of leasehold improvements and equipment of $13 and $49 for the three and nine months ended September 30, 2011, respectively.

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

The balance of cost of contracts is comprised of the following:

	September 30, 2012	December 31, 2011
	(Unaudited)

Cost of contracts	$24,768	$24,203
Accumulated amortization	(11,738)	(9,917)
Cost of contracts, net	$13,030	$14,286

Amortization expense related to cost of contracts was $609 and $1,828 for the three and nine months ended September 30, 2012, respectively, and $555 and $1,691 for the three and nine months ended September 30, 2011 respectively. The weighted average useful life is 9.7 years for 2012 and 9.5 years for 2011.

7. Goodwill

Goodwill is assigned to reporting units based upon the specific Region where the assets are acquired and associated goodwill resided.

The following table reflects the changes in the carrying amounts of goodwill by reportable segment for the nine months ended September 30, 2012 (unaudited).

	Region One	Region Two	Region Three	Region Four	Total
Balance as of January 1, 2012	$65,965	$8,600	$35,275	$22,577	$132,417
Contingent payments related to acquisitions	46	—	47	—	93
Foreign currency translation	—	184	—	—	184
Balance as of September 30, 2012	$66,011	$8,784	$35,322	$22,577	$132,694

8. Long-Term Receivables, Net

	Amount Outstanding
	September 30, 2012	December 31, 2011
	(Unaudited)
Deficiency payments:
Balance at the beginning of the year	$13,407	$12,070
Deficiency payments made	1,312	1,716
Deficiency payments received	(91)	(379)
Balance at the end of the period	14,628	13,407
Other Bradley related, net	3,203	3,203
Valuation allowance	(2,484)	(2,484)
Total Bradley receivables	$15,347	$14,126
Other long-term receivables	51	51
Total long-term receivables	$15,398	$14,177

Agreement

We entered into a 25-year agreement with the State of Connecticut that expires on April 6, 2025, under which we operate the surface parking and 3,500 garage parking spaces at Bradley International Airport located in the Hartford, Connecticut metropolitan area. The Company manages the facility for which it is expected to receive a management fee.

The parking garage was financed on April 6, 2000 through the issuance of $53,800 of State of Connecticut special facility revenue bonds, representing $47,700 non-taxable Series A bonds and a separate taxable issuance of $6,100 Series B bonds. The Series B bonds were retired on July 1, 2006 according to the terms of the indenture. The Bradley agreement provides that we deposit with a trustee for the bondholders all gross revenues collected from operations of the surface and garage parking, and from these gross revenues, the trustee pays debt service on the special facility revenue bonds outstanding, operating and capital maintenance expenses of the surface and garage parking facilities excluding our management fee discussed below, and specific annual guaranteed minimum payments to the State. Principal and interest on the Bradley special facility revenue bonds increase from approximately $3,600 in lease year 2002 to approximately $4,500 in lease year 2025. Annual guaranteed minimum payments to the State will increase from approximately $8,300 in lease year 2002 to approximately $13,200 in lease year 2024. The annual minimum guaranteed payment to the State by the trustee for the nine months ended September 30, 2012 and 2011 was $7,754 and $7,595, respectively.

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

In the nine months ended September 30, 2012, we made deficiency payments (net of repayments received) of $1,221.  In addition, we received $85 of interest income on deficiency repayments and we did not record or receive any premium income related to deficiency payments from the trustee. In the nine months ended September 30, 2011, we made deficiency payments (net of repayments received) of $1,053 and received $54 in premium income and $256 of interest income related to deficiency repayments from the trustee. There was no receivable from the trustee for interest and premium income related to deficiency repayments as of September 30, 2012 and 2011.

The deficiency payments, if any, are recorded as a receivable by us for which we are reimbursed from time to time as provided in the trust agreement. As of September 30, 2012 and December 31, 2011, we have a receivable of $14,628 and $13,407, respectively, compromised of cumulative deficiency payments to the trustee, net of reimbursements. We believe these advances to be fully recoverable and therefore have not recorded a valuation allowance for them. We do not guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.

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

The annual management fee is paid after the repayment of all deficiency payments, including accrued interest and premium. Therefore, due to the existence and length of time for repayment of the deficiency amounts to the Company, collection of annual management fees are not reasonably assured and no management fees have been recognized. Management fees will be recognized in accordance with SAB 104 when “collectability is reasonably assured.”

Cumulative management fees of $5,850 have not been recognized as of September 30, 2012, and no management fee income was recognized during the nine months ended September 30, 2012 and 2011.

9. Borrowing Arrangements

Long-term borrowings, in order of preference, consist of:

	Amount Outstanding
	Due Date	September 30, 2012	December 31, 2011
		(Unaudited)
Revolving senior credit facility	October 2013	$71,800	$80,000
Capital lease obligations	Various	558	972
Obligations on seller notes and other	Various	933	1,041
Total		73,291	82,013
Less current portion		633	754
Long-term borrowings excluding current portion		$72,658	$81,259

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

We are in compliance with all of our financial covenants as of September 30, 2012.

The weighted average interest rate on our senior credit facility at September 30, 2012 and December 31, 2011 was 3.2% and 3.1%, respectively. The rate includes all outstanding LIBOR contracts, interest rate cap effect and letters of credit. The weighted average interest rate on outstanding borrowings, not including letters of credit, was 3.2% at September 30, 2012 and December 31, 2011.

At September 30, 2012, we had $17,823 of letters of credit outstanding under the senior credit facility, borrowings against the senior credit facility aggregated $71,800, and we had $38,674 available under the senior credit facility.

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

Our business is managed based on regions administered by executive vice presidents. The following is a summary of revenues (excluding reimbursed management contract revenue) and gross profit by regions for the three and nine months ended September 30, 2012 and 2011.

The Company has provided this business unit segment information for all comparable prior periods. Segment information is summarized as follows (unaudited, in thousands):

	For the three months ended				For the nine months ended
	September 30, 2012	Gross Margin	September 30, 2011	Gross Margin	September 30, 2012	Gross Margin	September 30, 2011	Gross Margin
Revenues:
Region One
Lease contracts	$22,028		$21,118		$62,603		$60,709
Management contracts	13,631		13,989		40,605		40,702
Total Region One	35,659		35,107		103,208		101,411
Region Two
Lease contracts	1,100		883		3,404		2,224
Management contracts	9,752		3,841		23,596		16,543
Total Region Two	10,852		4,724		27,000		18,767
Region Three
Lease contracts	9,349		5,885		24,889		17,383
Management contracts	13,697		13,254		40,603		38,482
Total Region Three	23,046		19,139		65,492		55,865
Region Four
Lease contracts	10,491		9,584		32,030		29,547
Management contracts	11,965		11,960		36,147		35,617
Total Region Four	22,456		21,544		68,177		65,164
Other
Lease contracts	1		31		1		36
Management contracts	181		215		611		212
Total Other	182		246		612		248
Reimbursed revenue	100,958		106,365		309,055		307,615
Total revenues	$193,153		$187,125		$573,544		$549,070
Gross Profit
Region One
Lease contracts	$1,601	7%	$1,898	9%	$3,830	6%	$4,193	7%
Management contracts	7,375	54%	7,945	57%	22,033	54%	22,214	55%
Total Region One	8,976		9,843		25,863		26,407
Region Two
Lease contracts	28	3%	53	6%	136	4%	205	9%
Management contracts	2,067	21%	1,228	32%	5,474	23%	4,229	26%
Total Region Two	2,095		1,281		5,610		4,434
Region Three
Lease contracts	575	6%	571	10%	2,105	8%	1,730	10%
Management contracts	5,868	43%	5,770	44%	17,251	42%	17,995	47%
Total Region Three	6,443		6,341		19,356		19,725
Region Four
Lease contracts	719	7%	707	7%	2,287	7%	1,937	7%
Management contracts	3,769	32%	4,092	34%	12,054	33%	12,148	34%
Total Region Four	4,488		4,799		14,341		14,085
Other
Lease contracts	(62)	(6,200)%	223	719%	1,074	107,400%	—	—%
Management contracts	(262)	(145)%	1,735	807%	1,831	300%	1,774	837%
Total Other	(324)		1,958		2,905		1,774
Total gross profit	21,678		24,222		68,075		66,425
General and administrative expenses	13,846		11,814		43,759		34,593
General and administrative expense percentage of gross profit	64%		49%		64%		52%
Depreciation and amortization	1,723		1,683		5,258		4,893
Operating income	6,109		10,725		19,058		26,939
Other expenses (income):
Interest expense	1,093		1,197		3,355		3,546
Interest income	(61)		(297)		(266)		(470)
	1,032		900		3,089		3,076
Income before income taxes	5,077		9,825		15,969		23,863
Income tax expense	2,623		3,760		7,007		9,305
Net income	2,454		6,065		8,962		14,558
Less: Net income attributable to noncontrolling interest	75		89		232		260
Net income attributable to Standard Parking Corporation	$2,379		$5,976		$8,730		$14,298

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

The CODM does not evaluate segments using discrete asset information.

11. Comprehensive Income

Comprehensive income consists of the following components, net of tax (unaudited):

	For the three months ended		For the nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net income	$2,454	$6,065	$8,962	$14,558
Effective portion of interest rate cap	64	9	153	(59)
Effect of foreign currency translation	138	(452)	55	(406)
Comprehensive income	2,656	5,622	9,170	14,093
Less: comprehensive income attributable to noncontrolling interest	75	89	232	260
Comprehensive income attributable to Standard Parking Corporation	$2,581	$5,533	$8,938	$13,833

12. Income Taxes

For the three months ended September 30, 2012, the Company recognized income tax expense of $2,623 on pre-tax earnings of $5,077 compared to $3,760 income tax expense on pre-tax earnings of $9,825 for the three months ended September 30, 2011. For the nine months ended September 30, 2012, the Company recognized income tax expense of $7,007 on pre-tax earnings of $15,969 compared to $9,305 income tax expense on pre-tax earnings of $23,863 for the nine months ended September 30, 2011. Income tax expense is based on a projected effective tax rate of approximately 43.9% for the nine months ended September 30, 2012 compared to approximately 39.0% for the nine months ended September 30, 2011. The Company’s effective tax rate increased due to certain non-deductible transaction costs associated with the Central Parking merger and the expiration of Work Opportunity Tax Credit (WOTC) Program and other similar tax credit programs on December 31, 2011.

As of September 30, 2012, the Company has not identified any uncertain tax positions that would have a material impact on the Company’s financial position. The Company recognizes potential interest and penalties related to uncertain tax positions, if any, in income tax expense.

The tax years that remain subject to examination for the Company’s major tax jurisdictions at September 30, 2012 are shown below:

2009 – 2011	United States — federal income tax
2005 – 2011	United States — state and local income tax
2008 – 2011	Canada

13. Legal Proceedings

We are subject to litigation in the normal course of our business. The outcomes of legal proceedings and claims brought against us and other loss contingencies are subject to significant uncertainty. We accrue a charge against income when our management determines that it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. In addition, we accrue for the authoritative judgments or assertions made against us by government agencies at the time of their rendering regardless of our intent to appeal. In determining the appropriate accounting for loss contingencies, we consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss. We regularly evaluate current information available to us to determine whether an accrual should be established or adjusted. Estimating the probability that a loss will occur and estimating the amount of a loss or a range of loss involves significant judgment. In addition, the Company is subject to various legal proceedings, claims and other matters which arise in the ordinary course of business. In the opinion of management, the amount of the liability, if any, with respect to these matters will not materially affect the Company’s consolidated financial statements. We maintain liability insurance coverage to assist in protecting our assets from losses arising from or related to activities associated with business operations.

14. Fair Value Measurement

The Company applies ASC 820 for fair value measurements and disclosures for its financial assets and financial liabilities. The standard requires disclosures about assets and liabilities measured at fair value. The Company’s financial assets measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011 relate to the interest rate cap of $0 and $8, respectively, and the Company’s financial liabilities measured at fair value on a recurring basis relate to contingent earn-out payments of $4,570 and $6,498, respectively.

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

The significant inputs used to derive the fair value of the amounts due to seller include financial forecasts of future operating results, the probability of reaching the forecast and the associated discount rate. The probability of the contingent consideration ranges from 0% to 95%, with a weighted average discount rate of 10%. The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis and the basis of measurement at September 30, 2012 and December 31, 2011:

	Total Fair Value Measurement at September 30, 2012	Level 1	Level 2	Level 3
Assets:
Interest Rate Cap	$—	$—	$—	$—
Liabilities:
Due to seller	$(4,570)	$—	$—	$(4,570)

	Total Fair Value Measurement at December 31, 2011	Level 1	Level 2	Level 3
Assets:
Interest Rate Cap	$8	$—	$8	$—
Liabilities:
Due to seller	$(6,498)	$—	$—	$(6,498)

The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3):

Due to Seller
Balance at December 31, 2011	$(6,498)
Contingent earn-out payments-payments made to seller	1,525
Contingent earn-out payments-change in fair value	403
Balance at September 30, 2012	$(4,570)

For the nine months ended September 30, 2012, the Company recorded adjustments to the original contingent consideration obligation recorded upon the acquisition of Gameday Management Group U.S. and Expert Parking. The adjustments were the result of using revised forecasts and updated fair value measurements that adjusted the Company’s potential earn-out payments related to the purchase of these businesses.

For the three and nine months ended September 30, 2012, the Company recognized a benefit of $35 and $403, respectively, which is included in general and administrative expenses in the statement of income due to the change in fair value measurements using level three valuation techniques.

15. Stock Repurchases

In June 2011, our Board of Directors authorized us to repurchase shares of our common stock, on the open market, up to $20,000 in aggregate and cancelled a prior authorization from 2008.

2012 Stock Repurchases

There were no stock repurchases for the nine months ended September 30, 2012. As of September 30, 2012, $12,467 remained available for stock repurchases under the June 2011 authorization by the Board of Directors.

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

16. Agreement and Plan of Merger with Central Parking Corporation

Agreement and Plan of Merger

On February 28, 2012, the Company, KCPC Holdings, Inc., a Delaware corporation (“KCPC”) and the ultimate parent of Central Parking Corporation, a Tennessee corporation, Hermitage Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and Kohlberg CPC Rep, LLC, in its capacity as the Stockholders’ Representative, entered into an Agreement and Plan of Merger (the “Merger Agreement”), providing for the merger of Merger Sub with and into KCPC, with KCPC surviving as a wholly owned subsidiary of the Company (the “Merger”).

The Merger Agreement contains customary representations, warranties and covenants of the Company and KCPC, including, among others, covenants of each of the Company and KCPC not to engage in certain significant actions without the prior written consent of the other party (e.g., declaring dividends and incurring additional indebtedness).

Pursuant to the Merger Agreement, the stockholders of KCPC (the “KCPC Stockholders”) have agreed to indemnify the Company for a number of items, including, among others, adverse consequences resulting from breaches of representations, warranties and covenants and certain identified liabilities. These indemnification obligations are in certain cases limited to claims that in the aggregate exceed a specified “deductible” amount and, in the aggregate, do not exceed a specified “cap” amount.

The Merger Agreement and the other transactions contemplated by the Merger Agreement have been approved by each of the board of directors of the Company (the “Company Board”), the board of directors of KCPC and the KCPC Stockholders. In addition, at a special meeting of the Company’s stockholders held on September 11, 2012 the Company’s stockholders voted on, and approved, a proposal to issue up to 6,161,334 shares of Company stock in connection with the Merger.

In addition to obtaining the approval of the Company Stockholders as described above, the consummation of the Merger was subject to antitrust clearances.  On September 26, 2012, the Company and KCPC entered into an Asset Preservation Stipulation and Order (the “ Stipulation and Order “) and a Proposed Final Judgment (the “Proposed Final Judgment”) with the Antitrust Division of the United States Department of Justice regarding the Company’s acquisition of KCPC in the Merger, pursuant to the Merger Agreement.  The Stipulation and Order and Proposed Final Judgment were filed in the United States District Court for the District of Columbia (the “District Court”) on September 26, 2012.  Under the terms of the Proposed Final Judgment and Stipulation and Order, the Company and KCPC will divest contracts covering slightly more than 100 off-street parking facilities.  The contracts, which include both leases and management agreements, will be sold, terminated or permitted to expire without renewal.  The District Court approved the Stipulation and Order and Proposed Final Judgment on October 1, 2012, terminating the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and permitting consummation of the Merger.

The foregoing description of the Merger Agreement and the Merger does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, a copy of which is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2012.

17. Subsequent Events

Agreement and Plan of Merger

On October 2, 2012 (the “Closing Date”), the Company completed the Merger.  KCPC was the surviving corporation in the Merger and, as a result, is now a wholly owned subsidiary of the Company. Pursuant to the terms outlined in the agreement above, each share of common stock and preferred stock of KCPC issued and outstanding was converted into the right to receive its pro rata portion of 6,161,334 shares of Company Stock in the aggregate.  In addition, each share of KCPC common stock was converted into the right to receive its pro rata portion of $27,000 of total cash consideration (subject to adjustment as provided in the Merger Agreement), to be paid on the third anniversary of the Closing Date, to the extent not used to satisfy the indemnification obligations of the KCPC Stockholders that may arise under the Merger Agreement.

Pursuant to the Merger Agreement, the size of the Company Board was increased from five to eight members on the Closing Date. The three additional directors of the Company are Paul Halpern, Jonathan Ward and Gordon H. Woodward.

Due to significant limitations on access to Central information prior to the acquisition date, and the limited time since the acquisition date, the initial accounting for the business combination is incomplete at this time.  As a result, the Company is unable to provide the amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed, pre-acquisition contingencies and goodwill.  Also, the Company is unable to provide the pro forma revenues and earnings of the combined entity.  This information will be included in Standard Parking’s 2012 Annual Report on Form 10-K.

Credit Agreement

In connection with the Merger, on the Closing Date, the Company entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. (“Bank of America”), as administrative agent, Wells Fargo Bank, N.A. (“Wells Fargo Bank”) and JPMorgan Chase Bank, N.A. (“JPMorgan Chase Bank”), as co-syndication agents, U.S. Bank National Association, First Hawaiian Bank and General Electric Capital Corporation, as co-documentation agents, Merrill Lynch, Pierce, Fenner & Smith Inc., Wells Fargo Securities, LLC and J.P. Morgan Securities LLC, as joint lead arrangers and joint book managers, and the lenders party thereto (the “Lenders”).

Pursuant to the terms, and subject to the conditions, of the Credit Agreement, the Lenders have made available to the Company a new senior secured credit facility (the “Senior Credit Facility”) that permits aggregate borrowings of $450,000 consisting of (i) a revolving credit facility of up to $200,000 at any time outstanding, which includes a letter of credit facility that is limited to $100,000 at any time outstanding, and (ii) a term loan facility of $250,000.  The Senior Credit Facility matures on October 2, 2017.

The entire amount of the term loan portion of the Senior Credit Facility was drawn by the Company on the Closing Date and is subject to scheduled quarterly amortization of principal based on the following amounts:  (i) $22,500 in the first year, (ii) $22,500 in the second year, (iii) $30,000 in the third year, (iv) $30,000 in the fourth year and (v) $37,500 in the fifth year.  The Company also borrowed $72,800 under the revolving credit facility on the Closing Date.  The proceeds from these borrowings were used by the Company to repay outstanding indebtedness of the Company and KCPC, and will also be used to pay costs and expenses related to the Merger and the related financing and fund ongoing working capital and other general corporate purposes.

Borrowings under the Senior Credit Facility bear interest, at the Company’s option, (i) at a rate per annum based on the Company’s consolidated total debt to EBITDA ratio for the 12-month period ending as of the last day of the immediately preceding fiscal quarter, determined in accordance with the applicable pricing levels set forth in the Credit Agreement (the “Applicable Margin”) for LIBOR loans, plus the applicable LIBOR rate or (ii) the Applicable Margin for base rate loans plus the highest of (x) the federal funds rate plus 0.5%, (y) the Bank of America prime rate and (z) a daily rate equal to the applicable LIBOR rate plus 1.0%.

Under the terms of the Credit Agreement, the Company is required to maintain a maximum consolidated total debt to EBITDA ratio of not greater than 4.5:1.0 (with certain step-downs described in the Credit Agreement).  In addition, the Company is required to maintain a minimum consolidated fixed charge coverage ratio of not less than 1:25:1.0 (with certain step-ups described in the Credit Agreement).

Events of default under the Credit Agreement include failure to pay principal or interest when due, failure to comply with the financial and operational covenants, the occurrence of any cross default event, non-compliance with other loan documents, the occurrence of a change of control event, and bankruptcy and other insolvency events. If an event of default occurs and is continuing, the Lenders holding a majority of the commitments and outstanding term loan under the Credit Agreement have the right, among others, to (i) terminate the commitments under the Credit Agreement, (ii) accelerate and require the Company to repay all the outstanding amounts owed under the Credit Agreement and (iii) require the Company to cash collateralize any outstanding letters of credit.

Each wholly owned domestic subsidiary of the Company (subject to certain exceptions set forth in the Credit Agreement) has guaranteed all existing and future indebtedness and liabilities of the other guarantors and the Company arising under the Credit Agreement.

In connection with and effective upon the execution and delivery of the Credit Agreement on October 2, 2012, the Company terminated its then-existing Amended and Restated Credit Agreement (the “Prior Credit Agreement”), dated as of July 15, 2008. Losses on the extinguishment of debt will be recorded in interest expense during the fourth quarter in the amounts of $428 and $534 related to the interest rate cap and debt issuance costs, respectively. There were no termination penalties incurred by the Company in connection with the termination of the Prior Credit Agreement.

Interest Rate Swap Agreements

October 25, 2012, the Company entered into interest rate swap transactions (collectively, the “Interest Rate Swaps”) with each of JPMorgan Chase Bank, Bank of America and PNC Bank, N.A. in an initial aggregate notional amount of $150,000 (the “Notional Amount”).  The Interest Rate Swaps have an effective date of October 31, 2012 and a termination date of September 30, 2017. The Interest Rate Swaps effectively fix the interest rate on an amount of variable interest rate borrowings under the Credit Agreement, originally equal to the Notional Amount at 0.7525% per annum plus the applicable margin rate for LIBOR loans under the Credit Agreement determined based upon Standard’s consolidated total debt to EBITDA ratio. The Notional Amount is subject to scheduled quarterly amortization that coincides with quarterly prepayments of principal under the Credit Agreement.

Registration Rights Agreement

In connection with the Merger, on the Closing Date, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Kohlberg CPC Rep, L.L.C. (“Kohlberg”), 2929 CPC HoldCo, LLC (“Lubert-Adler”), VCM STAN-CPC Holdings, LLC (“Versa”), each of which was, immediately prior to the effective time of the Merger (the “Effective Time”), a KCPC Stockholder and, as a result of the Merger, is now a stockholder of the Company.  As described in the Company’s Current Report on Form 8-K filed with the SEC on February 29, 2012, pursuant to the terms of the Registration Rights Agreement, the Company is required to file with the SEC a shelf registration statement, registering for public sale by Kohlberg, Lubert-Adler and Versa the shares of Company Stock issued by the Company to such KCPC Stockholders in connection with the Merger, no later than six months following the Closing Date.  Under the Registration Rights Agreement, the Company is required to maintain the effectiveness of the shelf registration statement for resales of Common Stock by such KCPC Stockholders until the earliest of (i) the date upon which the registrable securities (as defined in the Registration Rights Agreement) are able to be sold without registration under the Securities Act of 1933, (ii) the date that all registrable securities have been sold and (iii) the seventh anniversary of the effective date of the shelf registration statement.  Neither Kohlberg, Lubert-Adler nor Versa is permitted to request an underwritten offering of registrable securities prior to the first anniversary of the Closing Date and, prior to the third anniversary of the Closing Date, neither Kohlberg, Lubert-Adler nor Versa may make any offers or sales of registrable securities pursuant to a shelf registration except in a firm commitment underwritten public offering.

The Registration Rights Agreement also provides Kohlberg, Lubert-Adler and Versa with piggyback registration rights for underwritten public offerings that the Company may effect for its own account or for the benefit of other selling stockholders.

The foregoing description of the Registration Rights Agreement does not purport to be complete and is qualified in its entirety by reference to the Registration Rights Agreement, a copy of which is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2012.

Closing Agreements

As previously disclosed in Item 1.01 of the Company’s Current Report on Form 8-K filed with the SEC on February 29, 2012, on February 28, 2012, the Company entered into Closing Agreements with Lubert-Adler Real Estate Fund V, L.P., Lubert-Adler Real Estate Parallel Fund V, L.P., Kohlberg Investors V, L.P., Kohlberg TE Investors V, L.P., Kohlberg Partners V, L.P., Kohlberg Offshore Investors V, L.P., KOCO Investors V, L.P., Versa Capital Fund I, L.P. and Versa Capital Fund I Parallel, L.P.

In connection with the Merger, on the Closing Date, the Company entered into additional Closing Agreements (the “Additional Closing Agreements”) with the KCPC Stockholders, as well as with Sailorshell and Co., CP Klaff Equity LLC and

Jumpstart Development LLC (Worldwide), each of which was, prior to the transfer of its shares in KCPC to the KCPC Stockholders, a stockholder of KCPC.

Pursuant to the terms of the Additional Closing Agreements, Kohlberg, Lubert-Adler and Versa have agreed that, for a period of three years following the Closing Date and for so long as such KCPC Stockholder owns in the aggregate (together with its affiliates, all other KCPC Stockholders and their respective affiliates and any other persons with which any of the foregoing form a “group”) beneficially or of record more than 10% of the issued and outstanding Company Stock, to cause the shares of Company Stock held by them to be counted as present at any meeting of the Company’s stockholders and to vote, in person or by proxy, all of such shares of Company Stock as follows:

For two years following the Closing Date:

•                  with respect to the election of directors to the Company Board, “for” any nominees recommended by the Company Board; and

•                  with respect to all other matters submitted for a vote of the Company’s stockholders, in accordance with the recommendation of the Company Board with respect to such matters.

For the period beginning on the day after the second anniversary of the Closing Date and ending on the third anniversary of the Closing Date:

•                  with respect to the election of directors to the Company Board, “for” any nominees recommended by the Company Board; and

•                  with respect to all other matters submitted for a vote of the Company’s stockholders, in proportion to the votes cast by all other Company stockholders.

The Additional Closing Agreements also provide that Kohlberg, Lubert-Adler and Versa will be subject to a four-year standstill period following the Closing Date, during which time, such KCPC Stockholder will not, among other things, (i) acquire or agree to acquire any additional voting securities of the Company, (ii) seek or propose a merger, acquisition, tender offer or other extraordinary transaction with or involving the Company or any of its subsidiaries or their respective securities or assets, (iii) call a meeting of the stockholders of the Company or initiate a stockholder proposal or (iv) form a “group” (as defined in Section 13(d)(3) of the Securities Exchange Act of 1934) with any person (other than an affiliate of such KCPC Stockholder) with respect to the acquisition or voting of any voting securities of the Company.

The Additional Closing Agreements impose certain restrictive covenants on Kohlberg and Versa, including (i) confidentiality obligations with respect to confidential information of the Company and (ii) non-disparagement requirements.  Lubert-Adler is subject to confidentiality obligations with respect to confidential information of the Company pursuant to the terms of its Additional Closing Agreement.

The foregoing description of the Additional Closing Agreements does not purport to be complete and is qualified in its entirety by reference to the Additional Closing Agreements, copies of which are attached as Exhibits 10.2 through 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2012.

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

Important Information Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, including statements regarding our merger with the parent of Central Parking Corporation (“Central”), and the other expectations, beliefs, plans, intentions and strategies of the Company.  We have tried to identify these statements by using words such as “expect,” “anticipate,” “believe, “could,” “should,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” and “will” and similar terms and phrases, but such words, terms and phrases are not the exclusive means of identifying such statements.  These forward-looking statements are made based on management’s expectations and beliefs concerning future events and are subject to uncertainties and factors relating to operations and the business environment, all of which are difficult to predict and many of which are beyond management’s control.  Actual results, performance and achievements could differ materially from those expressed in, or implied by, these forward-looking statements due to a variety of risks, uncertainties and other factors, including, but not limited to, the following: our ability to integrate Central into the business of the Company successfully and the amount of time and expense spent and incurred in connection with the integration; the risk that the economic benefits, cost savings and other synergies that we anticipate as a result of the Central merger are not fully realized or take longer to realize than expected; our substantially increased indebtedness incurred in connection with the Central merger, which may reduce available cash flow, increase vulnerability to adverse economic conditions, and limit flexibility in planning for, or reacting to, changes in or challenges related to our business; unanticipated Central merger and integration expenses; other losses, or renewals on less favorable terms, of management contracts and leases; adverse litigation judgments or settlements; adverse impact to our operations in areas damaged by Hurricane Sandy; changes in general economic and business conditions or demographic trends; the loss of customers, clients or strategic alliances as a result of the Central merger; the effect on our strategy and operations due to changes to the Board of Directors that occurred upon the completion of the merger; the impact of the divestitures of management contracts and leases required by the agreement entered into by the Company with the Department of Justice in connection with the Central merger; the impact of public and private regulations; financial difficulties or bankruptcy of major clients; intense competition; insurance losses that are worse than expected or adverse events not covered by insurance; labor disputes; extraordinary events affecting parking at facilities that we manage, including emergency safety measures, military or terrorist attacks, cyber terrorism and natural disasters; the risk that state and municipal government clients sell or enter into long-term leases of parking-related assets to competitors or clients of our competitors; uncertainty in the credit markets; availability, terms and deployment of capital; our ability to obtain performance bonds on acceptable terms; and the impact of Federal health care reform.

For a detailed discussion of factors that could affect our future operating results, please see our filings with the Securities and Exchange Commission, including the disclosures under “Risk Factors” in those filings and in this Report.  Except as expressly required by the federal securities laws, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, changed circumstances, future events or for any other reason.

Recent Events

Agreement and Plan of Merger

On October 2, 2012 (the “Closing Date”), the Company completed the Merger. KCPC was the surviving corporation in the Merger and, as a result, is now a wholly owned subsidiary of the Company. Pursuant to the terms outlined in the agreement above, each share of common stock and preferred stock of KCPC issued and outstanding was converted into the right to receive its pro rata portion of 6,161,334 shares of Company Stock in the aggregate. In addition, each share of KCPC common stock was converted into the right to receive its pro rata portion of $27.0 million of total cash consideration (subject to adjustment as provided in the Merger Agreement), to be paid on the third anniversary of the Closing Date, to the extent not used to satisfy the indemnification obligations of the KCPC Stockholders that may arise under the Merger Agreement.

Pursuant to the Merger Agreement, the size of the Company Board was increased from five to eight members on the Closing Date. The three additional directors of the Company are Paul Halpern, Jonathan Ward and Gordon H. Woodward.

Due to significant limitations on access to Central information prior to the acquisition date, and the limited time since the acquisition date, the initial accounting for the business combination is incomplete at this time. As a result, the Company is unable to provide the amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed, pre- acquisition contingencies and goodwill. Also, the Company is unable to provide the pro forma revenues and earnings of the combined entity. This information will be included in Standard Parking’s 2012 Annual Report on Form 10-K.

Credit Agreement

In connection with the Merger, on the Closing Date, the Company entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. (“Bank of America”), as administrative agent, Wells Fargo Bank, N.A. (“Wells Fargo Bank”) and JPMorgan Chase Bank, N.A. (“JPMorgan Chase Bank”), as co-syndication agents, U.S. Bank National Association, First Hawaiian Bank and General Electric Capital Corporation, as co-documentation agents, Merrill Lynch, Pierce, Fenner & Smith Inc., Wells Fargo Securities, LLC and J.P. Morgan Securities LLC, as joint lead arrangers and joint book managers, and the lenders party thereto (the “Lenders”).

Pursuant to the terms, and subject to the conditions, of the Credit Agreement, the Lenders have made available to the Company a new senior secured credit facility (the “Senior Credit Facility”) that permits aggregate borrowings of $450.0 million consisting of (i) a revolving credit facility of up to $200.0 million at any time outstanding, which includes a letter of credit facility that is limited to $100.0 million at any time outstanding, and (ii) a term loan facility of $250.0 million. The Senior Credit Facility matures on October 2, 2017.

The entire amount of the term loan portion of the Senior Credit Facility was drawn by the Company on the Closing Date and is subject to scheduled quarterly amortization of principal based on the following amounts: (i) $22.5 million in the first year, (ii) $22.5 million in the second year, (iii) $30.0 million in the third year, (iv) $30.0 million in the fourth year and (v) $37.5 million in the fifth year. The Company also borrowed $72.8 million under the revolving credit facility on the Closing Date. The proceeds from these borrowings were used by the Company to repay outstanding indebtedness of the Company and KCPC, and will also be used to pay costs and expenses related to the Merger and the related financing and fund ongoing working capital and other general corporate purposes.

Borrowings under the Senior Credit Facility bear interest, at the Company’s option, (i) at a rate per annum based on the Company’s consolidated total debt to EBITDA ratio for the 12-month period ending as of the last day of the immediately preceding fiscal quarter, determined in accordance with the applicable pricing levels set forth in the Credit Agreement (the “Applicable Margin”) for LIBOR loans, plus the applicable LIBOR rate or (ii) the Applicable Margin for base rate loans plus the highest of (x) the federal funds rate plus 0.5%, (y) the Bank of America prime rate and (z) a daily rate equal to the applicable LIBOR rate plus 1.0%.

Under the terms of the Credit Agreement, the Company is required to maintain a maximum consolidated total debt to EBITDA ratio of not greater than 4.5:1.0 (with certain step-downs described in the Credit Agreement). In addition, the Company is required to maintain a minimum consolidated fixed charge coverage ratio of not less than 1:25:1.0 (with certain step-ups described in the Credit Agreement).

Events of default under the Credit Agreement include failure to pay principal or interest when due, failure to comply with the financial and operational covenants, the occurrence of any cross default event, non-compliance with other loan documents, the occurrence of a change of control event, and bankruptcy and other insolvency events. If an event of default occurs and is continuing, the Lenders holding a majority of the commitments and outstanding term loan under the Credit Agreement have the right, among others, to (i) terminate the commitments under the Credit Agreement, (ii) accelerate and require the Company to repay all the outstanding amounts owed under the Credit Agreement and (iii) require the Company to cash collateralize any outstanding letters of credit.

Each wholly owned domestic subsidiary of the Company (subject to certain exceptions set forth in the Credit Agreement) has guaranteed all existing and future indebtedness and liabilities of the other guarantors and the Company arising under the Credit Agreement.

In connection with and effective upon the execution and delivery of the Credit Agreement on October 2, 2012, the Company terminated its then-existing Amended and Restated Credit Agreement (the “Prior Credit Agreement”), dated as of July 15, 2008. Losses on the extinguishment of debt will be recorded in interest expense during the fourth quarter in the amounts of $0.4 million and $0.5 million related to the interest rate cap and debt issuance costs, respectively. There were no termination penalties incurred by the Company in connection with the termination of the Prior Credit Agreement.

Interest Rate Swap Agreements

October 25, 2012, the Company entered into interest rate swap transactions (collectively, the “Interest Rate Swaps”) with each of JPMorgan Chase Bank, Bank of America and PNC Bank, N.A. in an initial aggregate notional amount of $150.0 million (the “Notional Amount”). The Interest Rate Swaps have an effective date of October 31, 2012 and a termination date of September 30, 2017. The Interest Rate Swaps effectively fix the interest rate on an amount of variable interest rate borrowings under the Credit Agreement, originally equal to the Notional Amount at 0.7525% per annum plus the applicable margin rate for LIBOR loans under the Credit Agreement determined based upon Standard’s consolidated total debt to EBITDA ratio. The Notional Amount is subject to scheduled quarterly amortization that coincides with quarterly prepayments of principal under the Credit Agreement.

Registration Rights Agreement

In connection with the Merger, on the Closing Date, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Kohlberg CPC Rep, L.L.C. (“Kohlberg”), 2929 CPC HoldCo, LLC (“Lubert-Adler”), VCM STAN-CPC Holdings, LLC (“Versa”), each of which was, immediately prior to the effective time of the Merger (the “Effective Time”), a KCPC Stockholder and, as a result of the Merger, is now a stockholder of the Company. As described in the Company’s Current Report on Form 8-K filed with the SEC on February 29, 2012, pursuant to the terms of the Registration Rights Agreement, the Company is required to file with the SEC a shelf registration statement, registering for public sale by Kohlberg, Lubert-Adler and Versa the shares of Company Stock issued by the Company to such KCPC Stockholders in connection with the Merger, no later than six months following the Closing Date. Under the Registration Rights Agreement, the Company is required to maintain the effectiveness of the shelf registration statement for resales of Common Stock by such KCPC Stockholders until the earliest of (i) the date upon which the registrable securities (as defined in the Registration Rights Agreement) are able to be sold without registration under the Securities Act of 1933, (ii) the date that all registrable securities have been sold and (iii) the seventh anniversary of the effective date of the shelf registration statement. Neither Kohlberg, Lubert-Adler nor Versa is permitted to request an underwritten offering of registrable securities prior to the first anniversary of the Closing Date and, prior to the third anniversary of the Closing Date, neither Kohlberg, Lubert-Adler nor Versa may make any offers or sales of registrable securities pursuant to a shelf registration except in a firm commitment underwritten public offering.

The Registration Rights Agreement also provides Kohlberg, Lubert-Adler and Versa with piggyback registration rights for underwritten public offerings that the Company may effect for its own account or for the benefit of other selling stockholders.

The foregoing description of the Registration Rights Agreement does not purport to be complete and is qualified in its entirety by reference to the Registration Rights Agreement, a copy of which is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2012.

Closing Agreements

As previously disclosed in Item 1.01 of the Company’s Current Report on Form 8-K filed with the SEC on February 29, 2012, on February 28, 2012, the Company entered into Closing Agreements with Lubert-Adler Real Estate Fund V, L.P., Lubert-Adler Real Estate Parallel Fund V, L.P., Kohlberg Investors V, L.P., Kohlberg TE Investors V, L.P., Kohlberg Partners V, L.P., Kohlberg Offshore Investors V, L.P., KOCO Investors V, L.P., Versa Capital Fund I, L.P. and Versa Capital Fund I Parallel, L.P.

In connection with the Merger, on the Closing Date, the Company entered into additional Closing Agreements (the “Additional Closing Agreements”) with the KCPC Stockholders, as well as with Sailorshell and Co., CP Klaff Equity LLC and Jumpstart Development LLC (Worldwide), each of which was, prior to the transfer of its shares in KCPC to the KCPC Stockholders, a stockholder of KCPC.

Pursuant to the terms of the Additional Closing Agreements, Kohlberg, Lubert-Adler and Versa have agreed that, for a period of three years following the Closing Date and for so long as such KCPC Stockholder owns in the aggregate (together with its affiliates, all other KCPC Stockholders and their respective affiliates and any other persons with which any of the foregoing form a “group”) beneficially or of record more than 10% of the issued and outstanding Company Stock, to cause the shares of Company Stock held by them to be counted as present at any meeting of the Company’s stockholders and to vote, in person or by proxy, all of such shares of Company Stock as follows:

For two years following the Closing Date:

•         with respect to the election of directors to the Company Board, “for” any nominees recommended by the Company Board; and

•          with respect to all other matters submitted for a vote of the Company’s stockholders, in accordance with the recommendation of the Company Board with respect to such matters.

For the period beginning on the day after the second anniversary of the Closing Date and ending on the third anniversary of the Closing Date:

•          with respect to the election of directors to the Company Board, “for” any nominees recommended by the Company Board; and

•          with respect to all other matters submitted for a vote of the Company’s stockholders, in proportion to the votes cast by all other Company stockholders.

The Additional Closing Agreements also provide that Kohlberg, Lubert-Adler and Versa will be subject to a four-year standstill period following the Closing Date, during which time, such KCPC Stockholder will not, among other things, (i) acquire or agree to acquire any additional voting securities of the Company, (ii) seek or propose a merger, acquisition, tender offer or other extraordinary transaction with or involving the Company or any of its subsidiaries or their respective securities or assets, (iii) call a meeting of the stockholders of the Company or initiate a stockholder proposal or (iv) form a “group” (as defined in Section 13(d)(3) of the Securities Exchange Act of 1934) with any person (other than an affiliate of such KCPC Stockholder) with respect to the acquisition or voting of any voting securities of the Company.

The Additional Closing Agreements impose certain restrictive covenants on Kohlberg and Versa, including (i) confidentiality obligations with respect to confidential information of the Company and (ii) non-disparagement requirements. Lubert-Adler is subject to confidentiality obligations with respect to confidential information of the Company pursuant to the terms of its Additional Closing Agreement.

The foregoing description of the Additional Closing Agreements does not purport to be complete and is qualified in its entirety by reference to the Additional Closing Agreements, copies of which are attached as Exhibits 10.2 through 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2012.

Hurricane Sandy

We have significant operations in New Jersey, New York and other areas that have been impacted by Hurricane Sandy. Although it is premature to quantify any potential reduction in revenues or net income related to Hurricane Sandy, we expect that our business and financial results will be adversely impacted. We have not been able to estimate the insured property damage that we have sustained from the hurricane. As of November 9, 2012, no amounts have been recorded related to the deductible portion of our casualty insurance program that we expect to incur in connection with the hurricane-related insurance claim that we will file.

Overview

Our Business

We manage parking facilities in urban markets and at airports across the United States and in four Canadian provinces. We do not own any facilities, but instead enter into contractual relationships with property owners or managers.

We operate our clients’ properties through two types of arrangements: management contracts and leases. Under a management contract, we typically receive a base monthly fee for managing the facility, and we may also receive an incentive fee based on the achievement of facility performance objectives. We also receive fees for ancillary services. Typically, all of the underlying revenue and expenses under a standard management contract flow through to our clients rather than to us. However, some management contracts, which are referred to as “reverse” management contracts, usually provide for larger management fees and require us to pay various costs. Under lease arrangements, we generally pay to the property owner either a fixed annual rent, a percentage of gross customer collections or a combination thereof. We collect all revenue under lease arrangements and we are responsible for most operating expenses, but we are typically not responsible for major maintenance, capital expenditures or real estate taxes. Margins for lease contracts vary significantly, not only due to operating performance, but also due to variability of parking rates in different cities and varying space utilization by parking facility type and location. As of September 30, 2012, we operated approximately 91% of our locations under management contracts and approximately 9% of our locations under leases. For the nine months ended September 30, 2012, we derived approximately 86% of our gross profit under management contracts and approximately 14% of our gross profit under leases.

In evaluating our financial condition and operating performance, management’s primary focus is on our gross profit, total general and administrative expenses and general and administrative expenses as a percentage of our gross profit. Although the underlying economics to us of management contracts and leases are similar, the manner in which we are required to account for them differs. Revenue from leases includes all gross customer collections derived from our leased locations (net of parking tax), whereas revenue from management contracts only includes our contractually agreed upon management fees and amounts attributable to ancillary services. Gross customer collections at facilities under management contracts, therefore, are not included in our revenue. Accordingly, while a change in the proportion of our operating agreements that are structured as leases versus management contracts may cause significant fluctuations in reported revenue and expense of parking services, that change will not artificially affect our gross profit. For example, as of September 30, 2012, we operated approximately 91% of our locations under management contracts, and for the nine months ended September 30, 2012, we derived approximately 86% of our gross profit under management contracts. Only approximately 54% of total revenue (excluding reimbursed management contract revenue), however, was from management contracts because under those contracts the revenue collected from parking customers belongs to our clients. Therefore, gross profit and total general and administrative expenses, rather than revenue, are management’s primary focus.

General Business Trends

We believe that sophisticated commercial real estate developers and property managers and owners recognize the opportunity for parking and related services to be a profit generator rather than a cost center. Often, the parking experience makes both the first and the last impressions on their properties’ tenants and visitors. By outsourcing these services, they are able to capture additional profit by leveraging the unique operational skills and controls that an experienced parking management company can offer. Our ability to consistently deliver a uniformly high level of parking and related services and maximize the profit to our clients improves our ability to win contracts and retain existing locations. Our location retention rate for the twelve-month period ended September 30, 2012 was approximately 90%, compared to approximately 92% for the twelve-month period ended September 30, 2011, which also reflects our decision not to renew, or to terminate, unprofitable contracts.

For the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, average gross profit per location increased by 3.5% from $30.4 thousand to $31.5 thousand due primarily to a favorable health insurance dividend related to 2011.

Summary of Operating Facilities

We focus our operations in core markets where a concentration of locations improves customer service levels and operating margins. The following table reflects our facilities operated at the end of the periods indicated:

	September 30, 2012	December 31, 2011	September 30, 2011
Managed facilities	1,962	1,953	1,970
Leased facilities	199	201	212
Total facilities	2,161	2,154	2,182

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

•             Cost of parking services—management contracts. The cost of parking services under a management contract is generally the responsibility of the facility owner. As a result, these costs are not included in our results of operations. However, our reverse management contracts, which typically provide for larger management fees, do require us to pay for certain costs, which are included in cost of parking services.

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

Our business is managed based on regions administered by executive vice presidents. The following is a summary of revenues (excluding reimbursed management contract revenue) by region for the three and nine months ended September 30, 2012 and 2011.

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

Three Months ended September 30, 2012 Compared to Three Months ended September 30, 2011

Segment revenue information is summarized as follows:

	Three Months Ended September 30,
	Region One		Region Two		Region Three		Region Four		Other		Total		Variance
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	Amount	%
	(in millions)
Lease contract revenue:
New location	$0.8	$—	$0.4	$0.2	$3.7	$—	$—	$—	$—	$—	$4.9	$0.2	$4.7	2350.0
Contract expirations	0.3	1.2	—	0.1	—	0.5	—	0.1	—	—	0.3	1.9	(1.6)	(84.2)
Same location	20.9	19.5	0.7	0.6	5.6	5.4	10.5	9.5	—	—	37.7	35.0	2.7	7.7
Conversions	0.1	0.4	—	—	—	—	—	—	—	—	0.1	0.4	(0.3)	(75.0)
Total lease contract revenue	$22.1	$21.1	$1.1	$0.9	$9.3	$5.9	$10.5	$9.6	$—	$—	$43.0	$37.5	$5.5	14.7
Management contract revenue:
New location	$1.6	$0.3	$7.3	$0.1	$0.9	$0.1	$0.4	$—	$—	$—	$10.2	$0.5	$9.7	1940.0
Contract expirations	0.1	2.0	0.1	1.0	0.2	1.2	—	0.3	—	—	0.4	4.5	(4.1)	(91.1)
Same location	11.8	11.7	2.4	2.8	12.6	11.9	11.5	11.6	0.2	0.2	38.5	38.2	0.3	0.8
Conversions	0.1	0.1	—	—	—	—	—	—	—	—	0.1	0.1	—	—
Total management contract revenue	$13.6	$14.1	$9.8	$3.9	$13.7	$13.2	$11.9	$11.9	$0.2	$0.2	$49.2	$43.3	$5.9	13.6

Parking services revenue — lease contracts. Lease contract revenue increased $5.5 million, or 14.7%, to $43.0 million for the three months ended September 30, 2012, compared to $37.5 million for the three months ended September 30, 2011. The increase resulted primarily from increases in revenue from new locations, partially offset by decreases in revenue from contract expirations and fewer locations that converted from management contracts during the current year. Same location revenue for those facilities, which as of September 30, 2012 are the comparative periods for the two years presented, increased 7.7%. The increase in same location revenue was due to increases in short-term parking revenue of $2.5 million, or 10%, and increases in monthly parking revenue of $0.2 million, or 2.5%. Revenue associated with contract expirations relates to contracts that expired during the current period.

Parking services revenue — management contracts. Management contract revenue increased $5.9 million, or 13.6%, to $49.2 million for the three months ended September 30, 2012, compared to $43.3 million for the three months ended September 30, 2011. The increase resulted primarily from increases in revenue from new locations, which was offset by the decrease in contract expirations. Same locations revenue for those facilities, which as of September 30, 2012 are the comparative periods for the two years presented, increased 0.8%, primarily due to increased fees from reverse management locations and ancillary services.

Reimbursed management contract revenue. Reimbursed management contract revenue decreased $5.4 million, or 5.1%, to $101.0 million for the three months ended September 30, 2012, compared to $106.4 million for the three months ended September 30, 2011. This decrease resulted from additional reimbursements for costs incurred on behalf of owners.

Lease contract revenue increased primarily due to new locations in regions one, two and three combined with same location revenue in all four operating regions. This was partially offset by decreases in contract expirations in all four operating regions and conversions in region one. Same location revenue increases for the aforementioned regions were primarily due to increases in short-term and monthly parking revenue.

Management contract revenue increased primarily due to new locations in all four operating regions, combined with same location revenue in regions one and three. This was partially offset by contract expirations in all four operating regions, combined with same location revenue in region two and four. The increases in same location revenue were primarily due to an increase in fees from reverse management locations and ancillary services. For comparability purposes, revenue associated with contract expirations relate to the contracts that expired during the current period.

Segment cost of parking services information is summarized as follows:

	Three Months Ended September 30,
	Region One		Region Two		Region Three		Region Four		Other		Total		Variance
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	Amount	%
	(in millions)
Cost of parking services lease contracts:
New location	$0.5	$—	$0.4	$0.2	$3.8	$—	$—	$—	$—	$—	$4.7	$0.2	$4.5	2250.0
Contract expirations	0.3	1.1	—	0.1	—	0.5	—	0.1	—	—	0.3	1.8	(1.5)	(83.3)
Same location	19.3	17.7	0.6	0.5	5.0	4.8	9.8	8.8	0.1	(0.2)	34.8	31.6	3.2	10.1
Conversions	0.3	0.5	—	—	—	—	—	—	—	—	0.3	0.5	(0.2)	(40.0)
Total cost of parking services lease contracts	$20.4	$19.3	$1.0	$0.8	$8.8	$5.3	$9.8	$8.9	$0.1	$(0.2)	$40.1	$34.1	$6.0	17.6
Cost of parking services management contracts:
New location	$0.8	$—	$6.0	$––	$0.5	$0.1	$0.1	$—	$—	$—	$7.4	$0.1	$7.3	7,300.0
Contract expirations	0.2	1.1	0.1	0.7	0.1	0.7	—	0.3	—	—	0.4	2.8	(2.4)	(85.7)
Same location	5.2	4.9	1.6	1.9	7.3	6.7	8.1	7.6	0.4	(1.5)	22.6	19.6	3.0	15.3
Conversions	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Total cost of parking services management contracts	$6.2	$6.0	$7.7	$2.6	$7.9	$7.5	$8.2	$7.9	$0.4	$(1.5)	$30.4	$22.5	$7.9	35.1

Cost of parking services — lease contracts. Cost of parking services for lease contracts increased $6.0 million, or 17.6%, to $40.1 million for the three months ended September 30, 2012, compared to $34.1 million for the three months ended September 30, 2012. The increase resulted primarily from increases in costs from new locations, which was partially offset by decreases in contract expirations and fewer locations that converted from management contracts during the current year. Same location costs for those facilities, which as of September 30, 2012 are the comparative for the two years presented, increased 10.1%. Same location costs increased $2.9 million due to rent expense, primarily as a result of contingent rental payments on the increase in revenue for same locations, and $0.3 million related to other operating costs.

Cost of parking services — management contracts. Cost of parking services for management contracts increased $7.9 million, or 35.1%, to $30.4 million for the three months ended September 30, 2012, compared to $22.5 million for the three months ended September 30, 2011. The increase resulted from increases in costs related to new reverse management locations, which was partially offset by decreases in contract expirations. Same location costs for those facilities, which as of September 30, 2012 are the comparative for the two years presented, increased 15.3%. Same location increase in operating expenses for management contracts primarily resulted from increases in costs associated with reverse management contracts and the cost of providing management services. Same location cost also includes an unfavorable change in net insurance loss experience reserve estimates relating to prior years of $0.7 million.

Reimbursed management contract expense. Reimbursed management contract expense decreased $5.4 million, or 5.1%, to $101.0 million for the three months ended September 30, 2012, compared to $106.4 million for the three months ended September 30, 2011. This decrease resulted from additional reimbursements for costs incurred on behalf of owners.

Cost of parking services for lease contracts increased primarily due to new locations in regions one, two and three, combined with same locations in all regions, which was partially offset by contract expirations in all four operating regions and conversions in region one. Same location cost increased primarily due to increases in contingent rent payments on the increase in revenue and increases in other operating costs.  The other region amounts in same location primarily represent costs that are not specifically identifiable to a region.

Cost of parking services for management contracts increased due to new locations in all four operating regions, combined with increases in same locations for regions one, three, four and other. Partially offsetting, were decreases due to contract expirations in all four operating regions, and same locations in region two. Same location cost increases primarily resulted from increases in costs associated with reverse management contracts and the cost of providing management services. The other region amounts in same location primarily represent prior year insurance reserve adjustments and costs that are not specifically identifiable to a region.

Segment gross profit/gross profit percentage information is summarized as follows:

	Three Months Ended September 30,
	Region One		Region Two		Region Three		Region Four		Other		Total		Variance
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	Amount	%
	(in millions)
Gross profit lease contracts:
New location	$0.3	$—	$—	$—	$(0.1)	$—	$—	$—	$—	$—	$0.2	$—	$0.2	100.0
Contract expirations	—	0.1	—	—	—	—	—	—	—	—	—	0.1	(0.1)	(100.0)
Same location	1.6	1.8	0.1	0.1	0.6	0.6	0.7	0.7	(0.1)	0.2	2.9	3.4	(0.5)	(14.7)
Conversions	(0.2)	(0.1)	—	—	—	—	—	—	—	—	(0.2)	(0.1)	(0.1)	100.0
Total gross profit lease contracts	$1.7	$1.8	$0.1	$0.1	$0.5	$0.6	$0.7	$0.7	$(0.1)	$0.2	$2.9	$3.4	$(0.5)	(14.7)

	(percentages)

Gross profit percentage lease contracts:
New location	37.5	—	—	—	(2.7)	—	—	—	—	—	4.1	—
Contract expirations	—	8.3	—	—	—	—	—	—	—	—	—	5.3
Same location	7.7	9.2	14.3	16.7	10.7	11.1	6.7	7.4	—	—	7.7	9.7
Conversions	(200.0)	(25.0)	—	—	—	—	—	—	—	—	(200.0)	(25.0)
Total gross profit percentage	7.7	8.5	9.1	11.1	5.4	10.2	6.7	7.3	—	—	6.7	9.1

	(in millions)

Gross profit management contracts:
New location	$0.8	$0.3	$1.3	$0.1	$0.4	$—	$0.3	$—	$—	$—	$2.8	$0.4	$2.4	600.0
Contract expirations	(0.1)	0.9	—	0.3	0.1	0.5	—	—	—	—	—	1.7	(1.7)	(100.0)
Same location	6.6	6.8	0.8	0.9	5.3	5.2	3.4	4.0	(0.2)	1.7	15.9	18.6	(2.7)	(14.5)
Conversions	0.1	0.1	—	—	—	—	—	—	—	—	0.1	0.1	—	—
Total gross profit management contracts	$7.4	$8.1	$2.1	$1.3	$5.8	$5.7	$3.7	$4.0	$(0.2)	1.7	$18.8	$20.8	$(2.0)	(9.6)

	(percentages)

Gross profit percentage management contracts:
New location	50.0	100.0	17.8	100.0	44.4	—	75.0	—	—	—	27.5	80.0
Contract expirations	(100.0)	45.0	—	30.0	50.0	41.7	—	—	—	—	—	37.8
Same location	55.9	58.1	33.3	32.1	42.1	43.7	29.6	34.5	(100.0)	850.0	41.3	48.7
Conversions	100.0	100.0	—	—	—	—	—	—	—	—	100.0	100.0
Total gross profit percentage	54.4	57.4	21.4	33.3	42.3	43.2	31.1	33.6	(100.0)	850.0	38.2	48.0

Gross profit — lease contracts. Gross profit for lease contracts decreased $0.5 million, or 14.7%, to $2.9 million for the three months ended September 30, 2012, compared to $3.4 million for the three months ended September 30, 2011. Gross profit percentage for lease contracts decreased to 6.7% for the three months ended September 30, 2012, compared to 9.1% for the three months ended September 30, 2011. Gross profit lease contracts decreases were primarily the result of same locations, contract expirations and conversions, partially offset by new locations. Gross profit lease contracts decreases on same locations were primarily the result of increases in costs due to rent expense, primarily as a result of contingent rental payments on the increase in revenue for same locations and increases in other operating costs. Gross profit percentage on same locations and contract expirations accounted for most of the decrease on a percentage basis.

Gross profit — management contracts. Gross profit for management contracts decreased $2.0 million, or 9.6%, to $18.8 million for the three months ended September 30, 2012, compared to $20.8 million in for the three months ended September 30, 2011. Gross profit percentage for management contracts decreased to 38.2% for the three months ended September 30, 2012, compared to 48.0% for the three months ended September 30, 2011. Gross profit for management contracts decreases were primarily the result of contract expirations and same locations, offset by new locations. Gross profit management contracts decreases on same locations were primarily the result of increases in costs associated with reverse management contracts and the cost of providing management services. Gross profit percentage on contract expirations, same locations and new locations accounted for most of the decline on a percentage basis.

Gross profit for lease contracts decreased primarily due to contract expirations in region one and conversions in region one, partially offset by new locations in region one. Gross profit lease contracts on same locations decreased primarily due to increases in costs due to rent expense, primarily as a result of contingent rental payments on the increase in revenue for same locations and increases in other operating costs.

Gross profit for management contracts decreased primarily due to same locations in all four operating regions and contract expirations in regions one, two and three, partially offset by new locations in all four operating regions.  Gross profit for management contracts decreases on same locations were primarily the result of increases in costs due to rent expense, primarily as a result of contingent rental payments on the increase in revenue for same locations and increases in other operating costs. The other region amounts in same location primarily represent prior year insurance reserve adjustments and amounts that are not specifically identifiable to a specific region.

General and administrative expenses. General and administrative expenses increased $2.0 million, or 17.2%, to $13.8 million for the three months ended September 30, 2012, compared to $11.8 million for the three months ended September 30, 2011. This increase was primarily the related to professional fees incurred in connection with the merger with Central Parking of $3.0 million, partially offset by, payroll and payroll-related expenses of $0.4 million and cost savings from process efficiencies of $0.6 million.

Interest expense. Interest expense decreased $0.1 million, or 8.7%, to $1.1 million for the three months ended September 30, 2012, as compared to $1.2 million for the three months ended September 30, 2011. This decrease resulted primarily from a decrease in our long-term borrowings.

Interest income. Interest income was $0.1 million and $0.3 million for the three months ended September 30, 2012 and 2011, respectively.

Income tax expense. Income tax expense decreased $1.1 million, or 30.2%, to $2.6 million for the three months ended September 30, 2012, as compared to $3.7 million for the three months ended September 30, 2011. A decrease in our pre-tax income resulted in the $2.4 million decrease in income tax expense. Our effective tax rate was 51.7% for the three months ended September 30, 2012 and 38.2% for the three months ended September 30, 2011, which resulted in a $1.3 million increase in income tax expense.

Nine months ended September 30, 2012 Compared to Nine months ended September 30, 2011

Segment revenue information is summarized as follows:

	Nine Months Ended September 30,
	Region One		Region Two		Region Three		Region Four		Other		Total		Variance
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	Amount	%
	(in millions)
Lease contract revenue:
New location	$1.9	$0.2	$1.3	$0.2	$7.9	$—	$—	$—	$—	$—	$11.1	$0.4	$10.7	2675.0
Contract expirations	1.9	4.1	0.1	0.1	0.1	1.7	0.2	0.2	—	—	2.3	6.1	(3.8)	(62.3)
Same location	57.8	55.3	2.1	1.9	16.8	15.7	31.9	29.3	—	—	108.6	102.2	6.4	6.3
Conversions	0.9	1.2	—	—	—	—	—	—	—	—	0.9	1.2	(0.3)	(25.0)
Total lease contract revenue	$62.5	$60.8	$3.5	$2.2	$24.8	$17.4	$32.1	$29.5	$—	$—	$122.9	$109.9	$13.0	11.8
Management contract revenue:
New location	$4.9	$0.8	$9.4	$0.2	$3.5	$1.0	$1.5	$0.6	$—	$—	$19.3	$2.6	$16.7	642.3
Contract expirations	1.9	6.7	1.5	3.5	1.3	3.7	—	1.0	—	—	4.7	14.9	(10.2)	(68.5)
Same location	33.4	32.8	12.7	12.9	35.8	33.7	34.7	34.0	0.6	0.2	117.2	113.6	3.6	3.2
Conversions	0.4	0.4	—	—	—	—	—	—	—	—	0.4	0.4	—	—
Total management contract revenue	$40.6	$40.7	$23.6	$16.6	$40.6	$38.4	$36.2	$35.6	$0.6	$0.2	$141.6	$131.5	$10.1	7.7

Parking services revenue — lease contracts. Lease contract revenue increased $13.0 million, or 11.8%, to $122.9 million for the nine months ended September 30, 2012, compared to $109.9 million for the nine months ended September 30, 2011. The increase resulted primarily from increases in revenue from new locations, partially offset by decreases in revenue from contract expirations and fewer locations that converted from management contracts during the current year. Same location revenue for those facilities, which as of September 30, 2012 are the comparative periods for the two years presented, increased 6.3%. The increase in same location revenue was due to increases in short-term parking revenue of $5.7 million, or 7.8%, and increases in monthly parking revenue of $0.7 million, or 2.3%. Revenue associated with contract expirations relates to contracts that expired during the current period.

Parking services revenue — management contracts. Management contract revenue increased $10.1 million, or 7.7%, to $141.6 million for the nine months ended September 30, 2012, compared to $131.5 million for the nine months ended September 30, 2011. The increase resulted primarily from increases in revenue from new locations, which was offset by the decrease in contract expirations. Same locations revenue for those facilities, which as of September 30, 2012 are the comparative periods for the two years presented, increased 3.2%, primarily due to increased fees from reverse management locations and ancillary services.

Reimbursed management contract revenue. Reimbursed management contract revenue increased $1.4 million, or 0.5%, to $309.1 million for the nine months ended September 30, 2012, compared to $307.6 million for the nine months ended September 30, 2011. This increase resulted from additional reimbursed costs incurred on behalf of owners.

Lease contract revenue increased primarily due to new locations in regions one, two and three combined with same location revenue in all four operating regions.  This was partially offset by decreases in contract expirations regions one and three combined with conversions in region one. Same location revenue increases for the aforementioned regions were primarily due to increases in short-term and monthly parking revenue.

Management contract revenue increased primarily due to new locations in all four operating regions, combined with same location revenue increases in regions one, three, four and other. This was partially offset by contract expirations in all four operating regions and same location revenues in region two.  The increases in same location revenue were primarily due to an increase in fees from reverse management locations and ancillary services. For comparability purposes, revenue associated with contract expirations relate to the contracts that expired during the current period.

Segment cost of parking services information is summarized as follows:

	Nine Months Ended September 30,
	Region One		Region Two		Region Three		Region Four		Other		Total		Variance
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	Amount	%
	(in millions)
Cost of parking services lease contracts:
New location	$1.7	$0.1	$1.3	$0.2	$7.6	$—	$—	$—	$—	$—	$10.6	$0.3	$10.3	3433.3
Contract expirations	1.9	3.9	0.1	0.1	0.1	1.6	0.2	0.4	—	—	2.3	6.0	(3.7)	(61.7)
Same location	54.4	51.3	1.9	1.6	15.1	14.1	29.6	27.3	(1.1)	—	99.9	94.3	5.6	5.9
Conversions	0.7	1.2	—	—	—	—	—	—	—	—	0.7	1.2	(0.5)	(41.7)
Total cost of parking services lease contracts	$58.7	$56.5	$3.3	$1.9	$22.8	$15.7	$29.8	$27.7	$(1.1)	$—	$113.5	$101.8	$11.7	11.5
Cost of parking services management contracts:
New location	$2.3	$0.4	$7.8	$––	$1.8	$0.5	$2.0	$1.1	$—	$—	$13.9	$2.0	$11.9	595.0
Contract expirations	1.2	4.0	0.9	2.5	0.7	1.7	—	0.9	—	—	2.8	9.1	(6.3)	(69.2)
Same location	14.9	14.0	9.5	9.8	20.8	18.3	22.1	21.5	(1.2)	(1.6)	66.1	62.0	4.1	6.6
Conversions	0.1	0.1	—	—	—	—	—	—	—	—	0.1	0.1	—	—
Total cost of parking services management contracts	$18.5	$18.5	$18.2	$12.3	$23.3	$20.5	$24.1	$23.5	$(1.2)	$(1.6)	$82.9	$73.2	$9.7	13.3

Cost of parking services — lease contracts. Cost of parking services for lease contracts increased $11.7 million, or 11.5%, to $113.5 million for the nine months ended September 30, 2012, compared to $101.8 million for the nine months ended September 30, 2012. The increase resulted primarily from increases in costs from new locations, which was partially offset by decreases in contract expirations and fewer locations that converted from management contracts during the current year. Same location costs for those facilities, which as of September 30, 2012 are comparative for the two years presented, increased 5.9%. Same location costs increased $6.7 million due to rent expense, primarily as a result of contingent rental payments on the increase in revenue for same locations, offset by $1.1 million due to a favorable health insurance dividend related to prior years.

Cost of parking services — management contracts. Cost of parking services for management contracts increased $9.7 million, or 13.3%, to $82.9 million for the nine months ended September 30, 2012, compared to $73.2 million for the nine months ended September 30, 2011. The increase resulted from increases in costs related to new reverse management locations, which was partially offset by decreases in contract expirations. Same location costs for those facilities, which as of September 30, 2012 are comparative for the two years presented, increased 6.6%. Same location increase in operating expenses for management contracts primarily resulted from increases in costs associated with reverse management contracts and the cost of providing management services. Same location cost also includes an unfavorable change in net insurance loss experience reserve estimates relating to prior years of $0.7 million and a favorable health insurance dividend related to prior years of $0.9 million.

Reimbursed management contract expense. Reimbursed management contract revenue increased $1.4 million, or 0.5%, to $309.1 million for the nine months ended September 30, 2012, compared to $307.6 million for the nine months ended September 30, 2011. This increase resulted from additional reimbursed costs incurred on behalf of owners.

Cost of parking services for lease contracts increased primarily due to new locations in regions one, two and three, combined with same locations in all four operating regions, which was partially offset by contract expirations in regions one, three and four, conversions in region one and same locations in the other region. Same location cost increased primarily due to increases in contingent rent payments on the increase in revenue, offset by a favorable health insurance dividend related to prior years.  The other region amounts in same location primarily represent a favorable health insurance dividend related to prior years and costs that are not specifically identifiable to a region.

Cost of parking services for management contracts increased due to new locations in all four operating regions, combined with increases in same locations in regions one, three, four and other.  Partially offsetting, were decreases due to contract expirations in all four operating regions, and same locations in the region two. Same location cost increases primarily resulted from increases in costs associated with reverse management contracts and the cost of providing management services. The other region amounts in same location primarily represent prior year insurance reserve adjustments, a favorable health insurance dividend related to prior years and costs that are not specifically identifiable to a region.

Segment gross profit/gross profit percentage information is summarized as follows:

	Nine Months Ended September 30,
	Region One		Region Two		Region Three		Region Four		Other		Total		Variance
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	Amount	%
	(in millions)
Gross profit lease contracts:
New location	$0.2	$0.1	$—	$—	$0.3	$—	$—	$—	$—	$—	$0.5	$0.1	$0.4	400.0
Contract expirations	—	0.2	—	—	—	0.1	—	(0.2)	—	—	—	0.1	(0.1)	(100.0)
Same location	3.4	4.0	0.2	0.3	1.7	1.6	2.3	2.0	1.1	—	8.7	7.9	0.8	10.1
Conversions	0.2	—	—	—	—	—	—	—	—	—	0.2	—	0.2	100.0
Total gross profit lease contracts	$3.8	$4.3	$0.2	$0.3	$2.0	$1.7	$2.3	$1.8	$1.1	$—	$9.4	$8.1	$1.3	16.0

	(percentages)

Gross profit percentage lease contracts:
New location	10.5	50.0	—	—	3.8	—	—	—	—	—	4.5	25.0
Contract expirations	—	4.9	—	—	—	5.9	—	(100.0)	—	—	—	1.6
Same location	5.9	7.2	9.5	15.8	10.1	10.2	7.2	6.8	—	—	8.0	7.7
Conversions	22.2	—	—	—	—	—	—	—	—	—	22.2	—
Total gross profit percentage	6.1	7.1	5.7	13.6	8.1	9.8	7.2	6.1	—	—	7.6	7.4

	(in millions)

Gross profit management contracts:
New location	$2.6	$0.4	$1.6	$0.2	$1.7	$0.5	$(0.5)	$(0.5)	$—	$—	$5.4	$0.6	$4.8	800.0
Contract expirations	0.7	2.7	0.6	1.0	0.6	2.0	—	0.1	—	—	1.9	5.8	(3.9)	(67.2)
Same location	18.5	18.8	3.2	3.1	15.0	15.4	12.6	12.5	1.8	1.8	51.1	51.6	(0.5)	(1.0)
Conversions	0.3	0.3	—	—	—	—	—	—	—		0.3	0.3	—	—
Total gross profit management contracts	$22.1	$22.2	$5.4	$4.3	$17.3	$17.9	$12.1	$12.1	$1.8	$1.8	58.7	58.3	0.4	0.7

	(percentages)

Gross profit percentage management contracts:
New location	53.1	50.0	17.0	100.0	48.6	50.0	(33.3)	(83.3)	—	—	28.0	23.1
Contract expirations	36.8	40.3	40.0	28.6	46.2	54.1	—	10.0	—	—	40.4	38.9
Same location	55.4	57.3	25.2	24.0	41.9	45.7	36.3	36.8	300.0	900.0	43.6	45.4
Conversions	75.0	75.0	—	—	—	—	—	—	—	—	75.0	75.0
Total gross profit percentage	54.4	54.5	22.9	25.9	42.6	46.6	33.4	34.0	300.0	900.0	41.5	44.3

Gross profit — lease contracts. Gross profit for lease contracts increased $1.3 million, or 16.0%, to $9.4 million for the nine months ended September 30, 2012, compared to $8.1 million for the nine months ended September 30, 2011. Gross profit percentage for lease contracts increased to 7.6% for the nine months ended September 30, 2012, compared to 7.4% for the nine months ended September 30, 2011. Gross profit lease contracts increases were primarily the result of new locations, same locations and conversion, partially offset by contract expirations. Gross profit lease contracts increases on same locations were primarily the result of increases in short-term and monthly parking revenue and a favorable health insurance dividend related to prior years. Gross profit percentage on same locations accounted for most of the increase on a percentage basis.

Gross profit — management contracts. Gross profit for management contracts increased $0.4 million, or 0.7%, to $58.7 million for the nine months ended September 30, 2012, compared to $58.3 million in for the nine months ended September 30, 2011. Gross profit percentage for management contracts decreased to 41.5% for the nine months ended September 30, 2012, compared to 44.3% for the nine months ended September 30, 2011. Gross profit for management contracts increases were primarily the result of new locations, offset by same locations and contract expirations. Gross profit management contracts decreases on same locations were primarily the result of increases in costs associated with reverse management contracts and the cost of providing management services.  Gross profit percentage on same locations accounted for most of the decline on a percentage basis.

Gross profit for lease contracts increased primarily due to new locations in regions one and three, conversions in region one and same locations in regions three, four and other.  Partially offsetting, were contract expirations in region one and three, same locations in regions one and two. Gross profit lease contracts on same locations increased primarily due to increases in short-term and monthly parking revenue and a favorable health insurance dividend related to prior years.

Gross profit for management contracts increased primarily due to new locations in regions one, two and three and same locations in regions two and four, partially offset by contract expirations in all four operating regions, combined with same locations in regions one and three.  Gross profit for management contracts decreases on same locations were primarily the result of increases in costs associated with reverse management contracts and the cost of providing management services.  The other region amounts in same location primarily represent prior year insurance reserve adjustments, a favorable health insurance dividend related to prior years and amounts that are not specifically identifiable to a specific region.

General and administrative expenses. General and administrative expenses increased $9.2 million, or 26.5%, to $43.8 million for the nine months ended September 30, 2012, compared to $34.6 million for the nine months ended September 30, 2011. This increase was primarily the related to professional fees incurred in connection with the merger with Central Parking of $10.5 million, payroll and payroll-related expenses of $0.8 million, partially offset by a favorable health insurance dividend related to prior years of $1.2 million and cost savings from process efficiencies of $0.9 million.

Interest expense. Interest expense decreased $0.2 million, or 5.4%, to $3.4 million for the nine months ended September 30, 2012, as compared to $3.5 million for the nine months ended September 30, 2011. This decrease resulted primarily from a decrease in our long-term borrowings.

Interest income. Interest income was $0.3 million and $0.5 million of the nine months ended September 30, 2012 and 2011, respectively.

Income tax expense. Income tax expense decreased $2.3 million, or 24.7%, to $7.0 million for the nine months ended September 30, 2012, as compared to $9.3 million for the nine months ended September 30, 2011. A decrease in our pre-tax income resulted in a $3.5 million decrease in income tax expense. Our effective tax rate was 43.9% for the nine months ended September 30, 2012 and 39.0% for the nine months ended September 30, 2011, which resulted in a $2.1 million increase in income tax expense.

Liquidity and Capital Resources

Outstanding Indebtedness

On September 30, 2012, we had total indebtedness of approximately $73.3 million, a decrease of $8.7 million from December 31, 2011. The $73.3 million includes:

•             $71.8 million under our senior credit facility; and

•             $1.5 million of other debt including capital lease obligations and obligations on seller notes and other indebtedness.

We believe that our cash flow from operations, combined with availability under our senior credit facility, which amounted to $38.7 million at September 30, 2012, will be sufficient to enable us to pay our indebtedness, or to fund other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before their respective maturities. We believe that we will be able to refinance our indebtedness on commercially reasonable terms.

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

The weighted average interest rate on our senior credit facility at September 30, 2012 and December 31, 2011 was 3.2% and 3.1%, respectively. The rate includes all outstanding LIBOR contracts, interest rate cap effect and letters of credit. The weighted average interest rate on outstanding borrowings, not including letters of credit, was 3.2% at September 30, 2012 and December 31, 2011.

At September 30, 2012, we had $17.8 million of letters of credit outstanding under the senior credit facility, borrowings against the senior credit facility aggregated $71.8 million and we had $38.7 million available under the senior credit facility.

Interest Rate Cap Transactions

We do not enter into derivative instruments for any purpose other than cash flow hedging purposes.

On February 22, 2010, we entered into interest rate cap agreements with Wells Fargo Bank N.A. (“Wells Fargo”) and Fifth Third Bank (“Fifth Third”), allowing us to limit our exposure on a portion of our borrowings under our senior credit facility (“Rate Cap Transactions”). Pursuant to two separate letter agreements between the Company and Wells Fargo and Fifth Third, respectively, we will receive payments from Wells Fargo and Fifth Third each quarterly period to the extent that the prevailing three-month LIBOR during that period exceeds our cap rate of 3.25%. The Rate Cap Transactions became effective March 31, 2010, and settle each quarter on a date that is intended to coincide with our quarterly interest payments dates under our senior credit facility. The Rate Cap Transactions cap our LIBOR interest rate on a notional amount of $50 million at 3.25% for a total of 39 months. These Rate Cap Transactions are classified as a cash flow hedge, and we calculate the effectiveness of the hedge on a quarterly basis. The ineffective portion of the cash flow hedge is recognized in current period earnings as an increase of interest expense. The fair value of the interest rate cap at September 30, 2012 and December 31, 2011 is $0 and $8 thousand, respectively, and is included in prepaid expenses and supplies.

Stock Repurchases

In June 2011, our Board of Directors authorized us to repurchase shares of our common stock, on the open market, up to $20.0 million in aggregate and cancelled a prior authorization from 2008.

2012 Stock Repurchases

There were no stock repurchases for the nine months ended September 30, 2012. As of September 30, 2012, $12.5 million remained available for stock repurchases under the June 2011 authorization by the Board of Directors.

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

Letters of Credit

At September 30, 2012, we have provided letters of credit totaling $17.5 million to our casualty insurance carrier to collateralize our casualty insurance program.

As of September 30, 2012, we provided $0.3 million in letters to collateralize other obligations.

Deficiency Payments

Pursuant to our obligations with respect to the parking garage operations at Bradley International Airport, we are required to make certain payments for the benefit of the State of Connecticut and for holders of special facility revenue bonds. The deficiency payments represent contingent interest bearing advances to the trustee to cover operating cash flow requirements. The payments, if any, are recorded as a receivable by us for which we are reimbursed from time to time as provided in the trust agreement. As of September 30, 2012, we have a receivable of $14.6 million, comprised of cumulative deficiency payments to the trustee, net of reimbursements. We believe these advances to be fully recoverable and therefore have not recorded a valuation allowance for them. We do not guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.

We made deficiency payments (net of repayments received) of $1.2 million in the nine months ended September 30, 2012 compared to $1.1 million in the nine months ended September 30, 2011. In addition we received $85 thousand from the trustee for interest income on deficiency repayments from the trustee in the nine months ended September 30, 2012 compared to $0 in the nine months ended September 30, 2011. We did not record or receive any premium income on deficiency repayments in the nine months ended September 30, 2012 compared to $54 thousand in the nine months ended September 30, 2011.

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

Net Cash Provided by Operating Activities

Our primary sources of funds are cash flows from operating activities and changes in working capital. Net cash provided by operating activities totaled $11.0 million for the nine months ended September 30, 2012. Cash provided included cash provided from operations of $19.3 million from operations, partially offset by changes in operating assets and liabilities of $8.3 million. The net change in operating assets and liabilities resulted primarily from (i) an increase of $16.3 million in notes and accounts receivable due to timing of customer collections; (ii) an increase of $0.7 million in prepaid and other assets related to the timing of certain insurance policies and other expenses and an increase in the cash surrender values related to the non-qualified deferred compensation plan; (iii) partially offset by an increase of $6.7 million in accounts payable due primarily to the timing on payments to our clients and new business under management contracts as described under “Daily Cash Collections”; and (iv) an increase of $2.0 million in other liabilities primarily related to an increase in insurance loss estimates and non-qualified deferred compensation plan.

Our primary sources of funds are cash flows from operating activities and changes in working capital. Net cash provided by operating activities totaled $13.0 million for the nine months ended September 30, 2011. Cash provided included cash provided from operations of $24.3 million from operations, partially offset by changes in operating assets and liabilities of of $11.3 million. The net change in operating assets and liabilities resulted primarily from (i) an increase of $3.2 million in notes and accounts receivable, which primarily related to an increase in business from new locations, acquisitions and deficiency payments related to Bradley International Airport guarantor payments as described under “Deficiency Payments”; (ii) an increase of $1.0 million in prepaid and other assets related to the timing of certain insurance policies and other expenses and an increase in the cash surrender values related to the non-qualified deferred compensation plan; (iii) a decrease of $2.2 million in accounts payable due primarily to the timing on payments to our clients and new business under management contracts as described under “Daily Cash Collections”; and (iv) a decrease of $4.9 million in other liabilities primarily related to class action settlement paid during the third quarter of $2.2 million, payments for long-term contractual obligations, and a decrease in customer deposits related to timing of certain events.

Net Cash Used in Investing Activities

Net cash used in investing activities totaled $3.8 million in the nine months ended September 30, 2012. Cash used in investing activities for the nine months ended September 30, 2012 included capital expenditures of $3.1 million for capital investments needed to secure and/or extend leased facilities, cost of contract purchases of $0.6 million and contingent payments on previously acquired contracts of $0.1 million.

Net cash used in investing activities totaled $3.6 million in the nine months ended September 30, 2011. Cash used in investing activities for the nine months ended September 30, 2011 included capital expenditures of $2.9 million for capital investments needed to secure and/or extend leased facilities, cost of contract purchases of $0.4 million and contingent payments on previously acquired contracts of $0.3 million.

Net Cash Used in Financing Activities

Net cash used in financing activities totaled $10.1 million in the nine months ended September 30, 2012. Cash used in financing activities for 2012 included $1.5 million for earn-out payments on previously acquired businesses, $0.4 million for payments on capital leases, $8.2 million for payments on our senior credit facility, $0.2 million for distributions to noncontrolling interest, payment of debt issuance costs of $0.1 million, partially offset by $0.1 million from the exercise of stock options and $0.2 million from the tax benefit related to stock option exercises.

Net cash used in financing activities totaled $8.8 million in the nine months ended September 30, 2011. Cash used in financing activities for 2011 included $5.0 million for repurchase of common stock, $0.4 million for payments on capital leases, $3.3 million for payments on our senior credit facility, $0.3 million for distributions to noncontrolling interest, partially offset by $0.1 million from the exercise of stock options and $0.1 million from the tax benefit related to stock option exercises.

Cash and Cash Equivalents

We had cash and cash equivalents of $10.4 million and $13.2 million at September 30, 2012 and December 31, 2011, respectively. The cash balances reflect our ability to utilize funds deposited into our local accounts and which based upon availability, timing of deposits and the subsequent movement of that cash into our corporate accounts may result in significant changes to our cash balances.

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

On February 22, 2010, we entered into interest rate cap agreements with Wells Fargo Bank N.A. (“Wells Fargo”) and Fifth Third Bank (“Fifth Third”), allowing us to limit our exposure to increases in variable interest rates on a portion of our borrowings under our senior credit facility (“Rate Cap Transactions”). Pursuant to two separate letter agreements between the Company and Wells Fargo and Fifth Third, respectively, we will receive payments from Wells Fargo and Fifth Third each quarterly period to the extent that the prevailing three month LIBOR during that period exceeds our cap rate of 3.25%. The Rate Cap Transactions are effective March 31, 2010, and will settle each quarter on a date that is intended to coincide with our quarterly interest payments dates under our senior credit facility. The Rate Cap Transactions cap our LIBOR interest rate on a notional amount of $50 million at 3.25% for a total of 39 months. These Rate Cap Transactions are classified as a cash flow hedge, and we calculate the effectiveness of the hedge on a quarterly basis. The ineffective portion of the cash flow hedge is recognized in current period earnings as an increase of interest expense. The fair value of the interest rate cap at September 30, 2012 and December 31, 2011 is $0 and $8 thousand, respectively, and is included in prepaid expenses and supplies.

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

Foreign Currency Risk

Our exposure to foreign exchange risk is minimal. All foreign investments are denominated in U.S. dollars, with the exception of Canada. We had approximately $1.5 million of Canadian dollar denominated cash instruments at September 30, 2012. We had no Canadian dollar denominated debt instruments at September 30, 2011. We do not hold any hedging instruments related to foreign currency transactions. We monitor foreign currency positions and may enter into certain hedging instruments in the future should we determine that exposure to foreign exchange risk has increased.

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

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

We are subject to litigation in the normal course of our business. The outcomes of legal proceedings and claims brought against us and other loss contingencies are subject to significant uncertainty. We accrue a charge against income when our management determines that it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. In addition, we accrue for the authoritative judgments or assertions made against us by government agencies at the time of their rendering regardless of our intent to appeal. In determining the appropriate accounting for loss contingencies, we consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss. We regularly evaluate current information available to us to determine whether an accrual should be established or adjusted. Estimating the probability that a loss will occur and estimating the amount of a loss or a range of loss involves significant judgment. In addition, the Company is subject to various legal proceedings, claims and other matters which arise in the ordinary course of business. In the opinion of management, the amount of the liability, if any, with respect to these matters will not materially affect the Company’s consolidated financial statements. We maintain liability insurance coverage to assist in protecting our assets from losses arising from or related to activities associated with business operations.

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

For purposes of this discussion of the risk factors related to our business, references to “we,” “our” and similar shall be to both Standard Parking and Central Parking unless otherwise indicated.

We may be unable to integrate Central Parking’s business with our own successfully.

On October 2, 2012, we completed our acquisition of Central Parking Corporation, or Central Parking, which involved the merger of a subsidiary of our company with and into Central Parking, with Central Parking surviving as our wholly owned subsidiary. We are devoting significant management attention and resources to integrating Central Parking’s business practices and operations with our own. Potential difficulties we may encounter as part of the integration process include the following:

•                  the potential inability to successfully combine Central Parking’s business with our own in a manner that permits us to achieve the cost synergies expected to be achieved within two years of the completion of the merger and other benefits anticipated to result from the merger;

•                  the potential inability to integrate Central Parking’s customer-facing products and services, such as its centralized customer service centers, direct-to-consumer marketing programs, various web-based applications and enhanced technology applications such as those used by its Focus Point remote management division;

•                  challenges leveraging the customer information and technology of the two companies;

•                  challenges effectuating the diversification strategy, including challenges achieving revenue growth from sales of each company’s products and services to the clients and customers of the other company;

•                  complexities associated with managing the combined businesses, including difficulty addressing possible differences in corporate cultures and management philosophies and the challenge of integrating complex systems, technology, networks and other assets of each of the companies in a seamless manner that minimizes any adverse impact on customers, clients, employees, lenders and other constituencies; and

•                  potential unknown liabilities and unforeseen increased expenses associated with the merger.

It is possible that the integration process could result in diversion of the attention of each company’s management which could adversely affect each company’s ability to maintain relationships with customers, clients, employees and other constituencies or our ability to achieve the anticipated benefits of the merger, or could reduce each company’s earnings or otherwise adversely affect our business and financial results following the merger.

We incurred substantial additional indebtedness in connection with the merger.

In connection with the merger, we entered into a credit agreement dated October 2, 2012 providing for $450.0 million in senior secured credit facilities consisting of (1) a $200.0 million five year revolving credit facility and (2) a $250.0 million term loan facility with Bank of America, N.A., Wells Fargo Bank, N.A., and JPMorgan Chase Bank, N.A. and certain other financial institutions. In conjunction with the merger, we assumed approximately $210.0 million of Central Parking’s debt, net of cash acquired, which was repaid at closing using the proceeds of the $450.0 million senior credit facilities. In addition, the proceeds from these borrowings have been and will be used by us to finance in part the merger, the costs and expenses related to the merger and the ongoing working capital and other general corporate purposes of Standard Parking. As a result, we have indebtedness that is substantially greater than our indebtedness prior to the merger. This higher level of indebtedness may:

•                  require us to dedicate a greater percentage of our cash flow from operations to payments on our debt, thereby reducing the availability of cash flow to fund capital expenditures, pursue other acquisitions or investments in new technologies, make stock repurchases, pay dividends and for general corporate purposes;

•                  increase our vulnerability to general adverse economic conditions, including increases in interest rates if the borrowings bear interest at variable rates or if such indebtedness is refinanced at a time when interest rates are higher; and

•                  limit our flexibility in planning for, or reacting to, changes in or challenges relating to our business and industry, creating competitive disadvantages compared to other competitors with lower debt levels and borrowing costs.

We cannot assure you that cash flow from operations, combined with additional borrowings under the credit facility and any future credit facility, will be available in an amount sufficient to enable us to repay our indebtedness, or to fund other liquidity needs. If the consolidated leverage ratio exceeds certain thresholds, the interest rate on indebtedness outstanding under our credit facility will be higher. In addition, if the consolidated leverage ratio exceeds certain other thresholds, we will be required to make mandatory prepayments of our outstanding indebtedness using excess free cash flow.

We and our subsidiaries may incur substantial additional indebtedness in the future, which could cause the related risks to intensify. We may need to refinance all or a portion of our indebtedness on or before their respective maturities. We cannot assure you that we will be able to refinance any of our indebtedness, including our senior credit facility, on commercially reasonable terms or at all. If we are unable to refinance our debt, we may default under the terms of our indebtedness, which could lead to an acceleration of the debt. We do not expect that we could repay all of our outstanding indebtedness if the repayment of such indebtedness was accelerated.

We have incurred substantial expenses and expect to incur additional substantial expenses related to the merger and our integration with Central Parking.

We have incurred or expect to incur approximately $39.0 million in total merger and integration costs, including $8.0 million in transaction costs, $22.0 million for synergy planning and integration costs and $9.0 million for financing costs. While we have assumed that this level of expense will be incurred, there are many factors beyond our control that could affect the total amount or the timing of the merger and integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. To the extent these merger and integration expenses are higher than anticipated, our future operating results and financial condition may be materially adversely affected and our ability to meet the leverage ratio and fixed charged ratio mandated by our credit facilities may be impaired.

Third parties may terminate or alter existing contracts with Central Parking.

Central Parking has management contracts and leases with parking facility owners that have “change of control” or similar clauses that allow the counterparty to terminate or change the terms of their contract upon the closing of the transactions contemplated by the merger agreement. Central Parking reviewed its top 50 leases based on amounts derived from Central Parking’s EBITDA for the fiscal year ended September 30, 2011 (which leases represented approximately 24% of Central Parking’s parking revenue and approximately 11% of Central Parking’s revenue for such fiscal year) for change of control provisions. Of such leases, approximately 15% had change of control provisions requiring third-party consent that were triggered by the merger. Neither Central Parking nor Standard Parking has yet reviewed the other Central Parking leases or the Central Parking management contracts because of the expense and time commitment associated with any such review. As a result, we cannot quantify the percentage of the remaining contracts with change of control provisions requiring third-party consent that were triggered by the merger. Standard Parking and Central Parking have agreed to work together to identify any such material contracts and to obtain necessary consents from such third parties, but if these third party consents cannot be obtained, or are obtained on unfavorable terms, we may lose the benefit of such contracts going forward, including benefits that may be material to our business following the merger. Central Parking’s management contracts typically can be terminated by the parking facility owner in its discretion upon 30 days’ notice. Thus, pursuant to management contracts containing such a termination provision, facility owners may terminate at any time with 30 days’ notice either prior to or after the effective date of the merger, whether or not the specific management contract has a change of control provision. We do not anticipate that we will know whether any management contracts or leases will be terminated by parking facility owners, or whether any such contracts will be renegotiated, until the merger has been completed and, accordingly, we cannot currently quantify the financial impact, if any, of the loss of any benefits of such contracts.

Adverse litigation judgments or settlements resulting from legal proceedings in which we may be involved in the normal course of business could affect our operations and financial condition.

In the normal course of business, we are from time to time involved in various legal proceedings. The outcome of these legal proceedings cannot be predicted. It is possible that an unfavorable outcome of some or all of the matters could cause us to incur substantial liabilities that may have a material adverse effect upon our financial condition and results of operations. Any significant adverse litigation, judgments or settlements could have a negative effect on our business, financial condition and results of operations. In addition, Central Parking is subject to a number of ongoing legal proceedings. Following the merger, we will incur substantial expenses defending such matters and may have judgments levied against us that are substantial and may not be covered by reserves.

Damage caused by Hurricane Sandy will adversely impact our business and financial results.

We have significant operations in New Jersey, New York and other areas that have been impacted by Hurricane Sandy.  Although it is premature to quantify any potential reduction in revenues or net income related to Hurricane Sandy, we expect that our business and financial results will be adversely impacted. We have not been able to estimate the insured property damage that we have sustained from the hurricane. As of November 9, 2012, no amounts have been recorded related to the deductible portion of our casualty insurance program that we expect to incur in connection with the hurricane-related insurance claim that we will file.

Deterioration in economic conditions in general could reduce the demand for parking and ancillary services and, as a result, reduce our earnings and adversely affect our financial condition.

Adverse changes in global, national and local economic conditions could have a negative impact on our business. High domestic unemployment has contributed to reduced discretionary spending by consumers and slowed or reduced economic activity by businesses in the U.S. and most major global economies compared to 2007 levels. In addition, our business operations tend to be concentrated in large urban areas. Many of our customers are workers who commute by car to their places of employment in these urban centers. Our business could be materially adversely affected to the extent that weak economic conditions or demographic factors have resulted in the elimination of jobs and high unemployment in these large urban areas. In addition, increased unemployment levels, the movement of white-collar jobs from urban centers to suburbs or out of North America entirely, increased office vacancies in urban areas, movement toward home office alternatives or lower consumer spending could reduce consumer demand for our services.

Adverse changes in economic conditions could also lead to a decline in parking at airports and commercial facilities, including facilities owned by retail operators and hotels. In particular, reductions in parking at leased facilities can lower our profit because a decrease in revenue would be exacerbated by fixed costs that we must pay under our leases.

If adverse economic conditions reduce discretionary spending, business travel or other economic activity that fuels demand for our services, our earnings could be reduced. Adverse changes in local and national economic conditions could also depress prices for our services or cause clients to cancel their agreements to purchase our services.

The merger may result in a loss of customers, clients and strategic alliances.

As a result of the merger, some of the customers, clients, potential customers or clients or strategic partners of Standard Parking or Central Parking may terminate their business relationship with Standard Parking following the merger. Potential clients or strategic partners may delay entering into, or decide not to enter into, a business relationship with us because of the merger. If customer or client relationships or strategic alliances are adversely affected by the merger, our business and financial performance following the merger would suffer.

Our management contracts and leases expose us to certain risks.

The loss or renewal on less favorable terms of a substantial number of management contracts or leases could have a material adverse effect on our business, financial condition and results of operations. A material reduction in the operating income associated with the integrated services we provide under management contracts and leases could have a material adverse effect on our business, financial condition and results of operations. Standard Parking’s management contracts are typically for a term of one to three years, although the contracts may often be terminated, without cause, on 30 days’ notice or less, giving clients regular opportunities to attempt to negotiate a reduction in fees or other allocated costs. Any loss of a significant number of clients could in the aggregate materially adversely affect our operating results.

In addition, we are particularly exposed to increases in costs for locations that we operate under leases because we are generally responsible for all the operating expenses of our leased locations. Additionally, certain of the leases to which Central Parking is party include provisions allocating responsibility for all structural repairs required on the property to Central Parking, including repairs arising as a result of ordinary wear and tear. The number of leases under which Central Parking may have responsibility for structural repairs is difficult to quantify, mainly due to the large number of leases to which Central Parking is a party, unclear language in many of Central Parking’s leases regarding repairs and the parties responsible for such repairs, and the uncertainty as to the interpretation of such language under the laws of the states governing those leases. Furthermore, the potential liability associated with any structural repair obligations is currently unknown and difficult to estimate. We may not have sufficient reserves, and the applicable indemnity under the merger agreement may be inadequate, to cover such obligations. An increase in the cost of parking services could reduce our gross profit derived from locations that we operate under leases. As of September 30, 2012, Standard Parking operated 9% of its locations under leases; as of September 30, 2012, Central Parking operated approximately 35% of its locations under leases.

The merger resulted in changes to our Board that may affect the strategy and operations of the combined company as compared to that of Standard Parking and Central Parking.

Following the completion of the merger, our Board increased from five to eight directors and three new directors designated for appointment to our Board by the representative of KCPC’s stockholders became members of our Board. This new composition of our Board may affect our business strategy and operating decisions following completion of the merger. In addition, there can be no assurances that the new board will function effectively as a team and that there will not be any adverse effects on our business as a result.

The disposition of contracts required under our agreement with the DOJ in connection with the merger could have an adverse effect on us.

On September 26, 2012, we entered into an Asset Preservation Stipulation and Order and a Proposed Final Judgment with the Antitrust Division of the United States Department of Justice in connection with the Central Parking merger.  Under the terms of these agreements we are divesting contracts covering slightly more than 100 off-street parking facilities.  The contracts, which include both leases and management agreements, have been or will be sold, terminated or permitted to expire without renewal. The impact of the divestitures of these contracts required by these agreements is unknown and could have an adverse effect on us.

We must comply with public and private regulations that may impose significant costs on us.

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. These laws typically impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. We may be potentially liable for such costs as a result of our operation of parking facilities. Additionally, Central Parking previously owned a large number of real properties and may be liable for such costs as a result of such previous ownership. In addition, from time to time we are involved in environmental issues at certain locations or in connection with our operations. The cost of defending against claims of liability, or remediation of a contaminated property, could have a material adverse effect on our business, financial condition and results of operations. In addition, several state and local laws have been passed in recent years that encourage car pooling and the use of mass transit. Laws and regulations that reduce the number of cars and vehicles being driven could adversely impact our business.

In connection with certain transportation services provided to our clients, including shuttle bus operations, we provide the vehicles and the drivers to operate these transportation services. The U.S. Department of Transportation and various state agencies exercise broad powers over these transportation services, including, licensing and authorizations, safety and insurance requirements. Our employee drivers must also comply with the safety and fitness regulations promulgated by the Department of Transportation, including those related to drug and alcohol testing and service hours. We may become subject to new and more restrictive federal and state regulations. Compliance with such regulations could hamper our ability to provide qualified drivers and increase our operating costs.

We are also subject to consumer credit laws and credit card industry rules and regulations relating to the processing of credit card transactions, including the Fair and Accurate Credit Transactions Act and the Payment Card Data Security Standard. This law and these industry rules impose substantial financial penalties for non-compliance.

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

We are subject to intense competition that could constrain our ability to gain business, as well as our profitability.

We believe that competition in parking facility management and ancillary services is intense. The low cost of entry into the parking facility management business has led to a strongly competitive, fragmented market consisting primarily of a variety of entities ranging from single lot operators to large regional and national multi-facility operators, as well as municipal and other governmental entities that choose not to outsource their parking operations. Competitors may be able to adapt more quickly to changes in customer requirements, or devote greater resources to the promotion and sale of their services. We provide nearly all of our services under contracts, many of which are obtained through competitive bidding, and many of our competitors also have long-standing relationships with our clients. Providers of parking facility management services have traditionally competed on the basis of cost and quality of service. As we have worked to establish ourselves as principal members of the industry, we compete predominately on the basis of high levels of service and strong relationships. We may not be able to, or may choose not to, compete with certain competitors on the basis of price. As a result, a greater proportion of our clients may switch to other service providers or self-manage. Furthermore, these strong competitive pressures could impede our success in bidding for profitable business and our ability to increase prices even as costs rise, thereby reducing margins.

Additional funds would need to be reserved for future insurance losses if such losses are worse than expected.

We provide liability and worker’s compensation insurance coverage consistent with our obligations to our clients under our various management contracts and leases. We are obligated to reimburse our insurance carriers for each loss incurred in the current policy’s year up to the amount of a specified deductible. The per-occurrence deductible for Standard Parking’s various liability and workers’ compensation policies is $250,000. The per-occurrence deductible (or in some cases self-insured retention) for Central Parking’s various liability and workers’ compensation policies is $250,000, except for the garage keeper’s legal liability policy, which has a $50,000 self-insured retention and a $1 million deductible per occurrence. We also purchase property insurance that provides coverage for loss or damage to our property, and in some cases our clients’ property, as well as business interruption coverage for lost operating income and certain associated expenses. The deductible applicable to any given loss under the property insurance policies varies based upon the insured values and the peril that causes the loss. Our financial statements reflect our funding of all such obligations based upon guidance and evaluation received from third-party insurance professionals. There can be no assurance, however, that the ultimate amount of our obligations will not exceed the amount presently funded or accrued, in which case we would need to set aside additional funds to reserve for any such excess. Changes in insurance reserves as a result of periodic evaluations of the liabilities can cause swings in operating results that may not be indicative of the operations of our ongoing business. Additionally, our obligations could increase if we receive a greater number of insurance claims, or if the severity of, or the administrative costs associated with, those claims generally increases. A material increase in insurance costs due to a change in the number or severity of claims, claim costs or premiums paid by us could have a material adverse effect on our operating income.

Labor disputes could lead to loss of revenues or expense variations.

At December 31, 2011, approximately 31% of Standard Parking’s employees were represented by labor unions and approximately 22% of Standard Parking’s collective bargaining contracts were up for renewal in 2012, representing approximately 5% of Standard Parking’s employees. At September 30, 2011, approximately 30% of Central Parking’s employees were represented by labor unions and approximately 30% of Central Parking’s collective bargaining contracts were up for renewal in 2012, representing approximately 6% of its employees. In addition, at any given time, we may face a number of union organizing drives.

When one or more of our major collective bargaining agreements becomes subject to renegotiation or when we face union organizing drives, we may disagree with the union on important issues that, in turn, could lead to a strike, work slowdown or other job actions. There can be no assurance that we will be able to renew existing labor union contracts on acceptable terms. In such cases, there are no assurances that we would be able to staff sufficient employees for our short-term needs. A strike, work slowdown or other job action could in some cases disrupt us from providing services, resulting in reduced revenues. If declines in client service occur or if our clients are targeted for sympathy strikes by other unionized workers, contract cancellations could result. The result of negotiating a first time agreement or renegotiating an existing collective bargaining agreement could result in a substantial increase in labor and benefits expenses that we may be unable to pass through to clients. In addition, potential legislation could make it significantly easier for union organizing drives to be successful and could give third-party arbitrators the ability to impose terms of collective bargaining agreements upon us and a labor union if we are unable to agree with such union on the terms of a collective bargaining agreement.

In addition, we make contributions to multiemployer benefit plans on behalf of certain employees covered by collective bargaining agreements and could be responsible for paying unfunded liabilities incurred by such benefit plans, which amount could be material.

Natural disasters or acts of terrorism, including cyber terrorism, could disrupt services.

Hurricanes, storms, earthquakes, drought, floods or other natural disasters or acts of terrorism may result in reduced revenues. Disasters may also cause economic dislocations throughout the country. Acts of cyber terrorism involve the premeditated use of disruptive activities, or the threat thereof, involving computers and/or networks, with the intention to cause harm or further social, ideological, religious, political or similar objectives. The occurrence of acts of cyber terrorism such as website defacement, denial of automated payment services, sabotage of our proprietary on-demand technology or the use of electronic social media to disseminate unfounded or otherwise harmful allegations to our reputation, could have a material adverse effect on our business. In addition, terrorist attacks have resulted in, and may continue to result in, increased government regulation of airlines and airport facilities, including imposition of minimum distances between parking facilities and terminals, resulting in the elimination of currently managed parking facilities. We derive a significant percentage of our gross profit from parking facilities and parking related services in and around airports. The Federal Aviation Administration generally prohibits parking within 300 feet of airport terminals during periods of heightened security. While the prohibition is not currently in effect, there can be no assurance that this governmental prohibition will not again be reinstated. The existing regulations governing parking within 300 feet of airport terminals or future regulations may prevent us from using certain parking spaces. Reductions in the number of parking spaces and air travelers may reduce our revenue and cash flow for both our leased facilities and those facilities we operate under management contracts.

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

The U.S. and global economies and the financial and credit markets continue to experience slow growth, and there continues to be diminished liquidity and credit availability in certain sectors. In addition, the tightening of credit in financial markets may adversely affect the ability of our clients to obtain financing, which could adversely impact our ability to collect amounts due from such clients or result in a decrease, or cancellation, of our services under our client contracts. Declines in our ability to collect receivables or in the level of client spending could adversely affect the results of our operations and our liquidity.

Our ability to expand our business will be dependent upon the availability of adequate capital.

The rate of our expansion will depend in part on the availability of adequate capital, which in turn will depend in large part on cash flow generated by our business and the availability of equity and debt capital. In addition, the credit facilities Standard Parking anticipates entering into in conjunction with the merger contain provisions that restrict our ability to incur additional indebtedness and/or make substantial investments or acquisitions. As a result, we cannot assure you that we will be able to finance our current growth strategy.

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

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in the U.S. (collectively, the “Health Care Reform Laws”). The Health Care Reform Laws include a large number of health-related provisions that become effective over the next four years, including requiring most individuals to have health insurance and establishing new regulations on health plans. Although the Health Care Reform Laws do not mandate that employers offer health insurance, beginning in 2014, penalties will be assessed on large employers who do not offer health insurance that meets certain affordability or benefit requirements. Providing such additional health insurance benefits to our employees, or the payment of penalties if such coverage is not provided, would increase our expenses. If we are unable to raise the rates we charge our clients to cover this expense, such increases in expense could reduce our operating profit.

In addition, under the Health Care Reform Laws, employers will have to file a significant amount of additional information with the Internal Revenue Service and will have to develop systems and processes to track requisite information. We will have to modify our current systems, which could increase our general and administrative expense.

We do not maintain insurance coverage for all possible risks.

We maintain a comprehensive portfolio of insurance policies to help protect us against loss or damage incurred from a wide variety of insurable risks. Each year, we review with our professional insurance advisers whether the insurance policies and associated coverages that we maintain are sufficient to adequately protect us from the various types of risk to which we are exposed in the ordinary course of business. That analysis takes into account various pertinent factors such as the likelihood that we would incur a material loss from any given risk, as well as the cost of obtaining insurance coverage against any such risk. While we believe that we maintain a comprehensive portfolio of insurance that is consistent with customary business practices and adequately protects us from the risks that we typically face in the ordinary course of business, there can be no assurance that we may not sustain a material loss for which we do not maintain any, or adequate, insurance coverage.

Item 2.      Unregistered Sales of Equity and Use of Proceeds

There were no stock repurchases for the nine months ended September 30, 2012.

Item 6.      Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description
10.1*

Asset Preservation Stipulation and Order dated September 26, 2012 among the Company, KCPC Holdings, Inc. and Central Parking Corporation and the Antitrust Division of the United States Department of Justice.

10.2*	Proposed Final Judgment dated September 26, 2012 among the Company, KCPC Holdings, Inc. and Central Parking Corporation and the Antitrust Division of the United States Department of Justice.

10.3*

Credit Agreement, dated as of October 2, 2012, by and among the Company, Bank of America, N.A., as administrative agent, Wells Fargo Bank, N.A. and JP Morgan Chase Bank, N.A., as co-syndication agents, U.S. Bank National Association, First Hawaiian Bank and General Electric Capital Corporation, as co-documentation agents, Merrill Lynch, Pierce, Fenner & Smith Inc., Wells Fargo Securities, LLC and J.P. Morgan Securities LLC, as joint lead arrangers and joint book managers, and the lenders party thereto.

10.4*	Confirmation of Interest Rate Swap Transaction, dated as of October 25, 2012, between the Company and Bank of America, N.A.

10.5*	Confirmation of Interest Rate Swap Transaction, dated as of October 25, 2012, between the Company and JPMorgan Chase Bank, N.A.

10.6*	Confirmation of Interest Rate Swap Transaction, dated as of October 25, 2012, between the Company and PNC Bank, N.A.

10.7*	Employment Agreement, dated as of September 10, 2012, between the Company and William Bodenhamer.

10.8*	Employment Agreement, dated as of September 10, 2012, between the Company and Daniel Huberty.

10.9*	Employment Agreement, dated as of September 10, 2012, between the Company and Rob Toy.

31.1*	Section 302 Certification dated November 9, 2012 for James A. Wilhelm, Director, President and Chief Executive Officer (Principal Executive Officer).

31.2*	Section 302 Certification dated November 9, 2012 for G. Marc Baumann, Chief Financial Officer, Treasurer & President of Urban Operations (Principal Financial Officer).

31.3*	Section 302 Certification dated November 9, 2012 for Daniel R. Meyer, Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer).

32.1**	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 9, 2012.
101.INS **†	XBRL Instance Document
101.SCH**†	XBRL Taxonomy Extension Schema
101.CAL**†	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**†	XBRL Taxonomy Extension Definition Linkbase
101.LAB**†	XBRL Taxonomy Extension Label Linkbase
101.PRE**†	XBRL Taxonomy Extension Presentation Linkbase

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

STANDARD PARKING CORPORATION

Dated: November 9, 2012	By:	/s/ JAMES A. WILHELM
James A. Wilhelm
Director, President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 9, 2012	By:	/s/ G. MARC BAUMANN
G. Marc Baumann
Chief Financial Officer, Treasurer & President of Urban Operations
(Principal Financial Officer)

Dated: November 9, 2012	By:	/s/ DANIEL R. MEYER
Daniel R. Meyer
Senior Vice President,
Corporate Controller and Assistant Treasurer
(Principal Accounting Officer and Duly
Authorized Officer)