Form 10-K
period 2012-12-31
STANDARD PARKING CORP
filed 2013-03-18
CIK 1059262

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of June 30, 2012, the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was approximately $337.2 million, based on the closing price of the common stock as reported on the NASDAQ Global Select Market.

         As of March 6, 2013, there were 21,870,770 shares of common stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement to be delivered to shareholders in connection with the Annual Meeting of Stockholders to be held on April 24, 2013, are incorporated by reference into Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-K and the information incorporated by reference herein includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the "Securities Act," and Section 21E of the Securities Exchange Act of 1934, as amended, or the "Exchange Act." These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. The statements contained in this Form 10-K, including information we incorporate by reference, that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties.

        We have used the words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" and similar terms and phrases, including references to assumptions in this Form 10-K, including information we incorporate by reference, to identify forward-looking statements. These forward-looking statements are made based on our management's expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Actual results, performance and achievements could differ materially from those expressed in, or implied by, these forward-looking statements due to a variety of risks, uncertainties and other factors, including, but not limited to, the following:

  •
  our ability to integrate Central Parking Corporation ("Central") into the business of the Company successfully and the amount of time and expense spent and incurred in connection with the integration;

  •
  the risk that the economic benefits, cost savings and other synergies that we anticipate as a result of the Central Merger (defined below) are not fully realized or take longer to realize than expected;

  •
  our substantially increased indebtedness incurred in connection with the Central Merger, which may reduce available cash flow, increase vulnerability to adverse economic conditions, and limit flexibility in planning for, or reacting to, changes in or challenges related to our business;

  •
  unanticipated Central Merger and integration expenses;

  •
  adverse litigation judgments or settlements;

  •
  adverse impact to our operations in areas damaged by Hurricane Sandy;

  •
  changes in general economic and business conditions or demographic trends;

  •
  the loss of customers, clients or strategic alliances as a result of the Central Merger;

  •
  other losses, or renewals on less favorable terms, of management contracts and leases;

  •
  the effect on our strategy and operations due to changes to the Board of Directors that occurred upon the completion of the Central Merger;

  •
  the impact of the divestitures of management contracts and leases required by the agreement entered into by the Company with the Department of Justice in connection with the Central Merger;

  •
  the impact of public and private regulations;

  •
  financial difficulties or bankruptcy of major clients;

  •
  intense competition;

  •
  insurance losses that are worse than expected or adverse events not covered by insurance;

  •
  labor disputes;

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

  •
  our ability to obtain performance bonds on acceptable terms;

  •
  the impact of Federal health care reform; and

  •
  the other factors discussed under Item 1A, "Risk Factors," and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-K.

        All of our forward-looking statements should be considered in light of these factors. All of our forward-looking statements speak only as of the date they were made, and we undertake no obligation to update our forward-looking statements or risk factors to reflect new information, future events or otherwise, except as may be required under applicable securities laws and regulations.

 PART I

ITEM 1.    BUSINESS

Our Company

        On October 2, 2012, we completed our acquisition (the "Central Merger") of Central Parking Corporation ("Central") for 6,161,332 shares of our common stock and the assumption of $217.7 million of Central's debt net of cash acquired. Additionally, Central's former stockholders will be entitled to receive $27.0 million, subject to adjustment, to be paid three years after closing to the extent it is not used to satisfy indemnity obligations. Our consolidated results of operations for the twelve months ended December 31, 2012 include Central's results of operations for the period October 2, 2012 through December 31, 2012. Our consolidated results of operations for the twelve months ended December 31, 2011 and 2010 do not include amounts related to Central's results of operations.

        We are one of the leading providers of parking management, ground transportation and other ancillary services to commercial, institutional and municipal clients in the United States, Puerto Rico and Canada. Our services include a comprehensive set of on-site parking management and ground transportation services, which consist of training, scheduling and supervising all service personnel as well as providing customer service, marketing, maintenance, security and accounting and revenue control functions necessary to facilitate the operation of our clients' parking facilities. We also provide a range of ancillary services such as airport shuttle operations, valet services, taxi and livery dispatch services and municipal meter revenue collection and enforcement services. We strive to be the #1 or #2 provider in each of the core markets in which we operate. As a given geographic market achieves a threshold operational size, we typically will establish a local office in order to promote increased operating efficiency. We rely on both organic growth and acquisitions to increase our client base and leverage our fixed corporate and administrative costs within each major metropolitan area. Our clients choose to outsource with us in order to attract, service and retain customers, gain access to the breadth and depth of our service and process expertise, leverage our significant technology capabilities and enhance their parking facility revenue, profitability and cash flow. As of December 31, 2012, including Central, we managed approximately 4,300 parking facility locations containing approximately 2.1 million parking spaces in approximately 456 cities, operated 262 parking-related service centers serving 75 airports, operated a fleet of approximately 700 shuttle buses carrying approximately 35 million passengers per year, operated 136 valet locations and employed a professional staff of approximately 25,000 people.

        We have provided parking services since 1929. Our history and resulting experience have allowed us to develop and standardize a rigorous system of processes and controls that enable us to deliver consistent, transparent, value-added and high-quality parking facility management services. We serve a variety of industries and have end-market specific specialization in airports, healthcare facilities, hotels, municipalities and government facilities, commercial real estate, residential communities, retail and colleges and universities. We market and offer our end-market specific services under our SP Plus® brand. The professionals dedicated to each of our SP Plus® markets and service lines possess subject matter expertise that enables them to meet the specific demands of their clients. Additionally, we complement our core services and help to differentiate our clients' parking facilities by offering to their customers Ambiance in Parking®, an approach to parking facility management that includes a comprehensive package of amenity and customer service programs. These programs not only make the parking experience more enjoyable, but also convey a sense of the client's sensitivity to and appreciation for the needs of its parking customers. In doing so, we believe the programs serve to enhance the value of the parking properties themselves.

        We have also dedicated significant resources to human capital management, providing comprehensive training for our employees, delivered primarily through the use of our web-based

Standard University® learning management system, which promotes customer service and client retention in addition to providing our employees with continued training and career development opportunities. Our focus on customer service and satisfaction is a key driver of our high location retention rate, which excluding Central, was approximately 89% and 91% for the years ended December 31, 2012 and 2011.

        We operate our clients' facilities through two types of arrangements: management contracts and leases. As of December 31, 2012, we operated approximately 78% of our locations under management contracts, and approximately 22% of our locations under leases.

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

        Our focus on recurring, predominantly fixed-fee management contracts provides us with a measure of insulation from broader economic cycles and enhances our visibility and relative predictability because our management contract revenue does not fluctuate materially in relation to variations in parking volumes. Additionally, we are positioned to benefit from improving macroeconomic conditions and increased parking volumes through our exposure to lease contracts. We believe our revenue model and contract structure mix provides a competitive advantage when compared with competitors in our industry.

        Our revenue is derived from a broad and diverse group of clients, industry end-markets and geographies. Our clients include some of North America's largest private and public owners, municipalities, managers and developers of major office buildings, residential properties, commercial properties, shopping centers and other retail properties, sports and special event complexes, hotels, and hospitals and medical centers. No single client accounted for more than 5% of our revenue or more than 4% of our gross profit for the year ended December 31, 2012. Additionally, we have built a diverse geographic footprint that as of December 31, 2012 included operations in 47 states, the District of Columbia and Puerto Rico, and municipalities, including New York, Los Angeles, Chicago, Boston, Washington D.C. and Houston, among others, and four Canadian provinces. Our strategy is focused on building scale and leadership positions in large, strategic markets in order to leverage the advantages of scale across a larger number of parking locations in a single market. We strive to be the #1 or #2 provider in each of the core markets in which we operate.

        One of the key differentiators in our industry is the effective use of technology, which is of increasing importance to our clients. Our commitment to the application of technology in the parking facility management industry has resulted in the creation of a proprietary product, Client View®, which is an on-demand system that enables our clients, at their convenience, to directly access and download their monthly financial statements and detailed back-up reports. Additionally, we believe we are a leader in the field of introducing automation and technology as part of our parking facility operations, having been among the first to introduce airport credit card lanes, apply bar code decal technology and adopt various electronic payment options such as electronic fund transfer (EFT) payments and pay-on-foot machine (ATM) technology. Our electronic, web-based Procure-To-Pay procurement and payment system controls costs by automatically enforcing procurement policies and efficiently processing the associated payables. Our proprietary Click and Park® technology enables people to reserve and purchase parking online, in advance, both for sporting and special events as well as in a wide array of other commercial parking environments. Similarly, our proprietary Click and Ride®

technology lets people reserve and pay for bus seating online. Our proprietary MPM Plus® monthly parker management and billing system provides comprehensive and reliable billing of the parking-related provisions of multi-year commercial tenant leases. As part of the Central Merger, we acquired Focus Point technology, which enables us to monitor revenue at parking operations and provide 24-hour-a-day customer assistance (including remedying equipment malfunctions). We believe that automation and technology can enhance customer convenience, improve cash management and increase overall profitability for our clients, as well as allow us to add new locations and expand our geographic base of operations more effectively.

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

        The general terms and benefits of these three types of arrangements are as follows:

          Management Contracts.     Under a management contract, the facility operator generally receives a base monthly fee for managing the facility and may receive an incentive fee based on the achievement of facility performance objectives. Facility operators also generally charge fees for various ancillary services such as accounting, equipment leasing and consulting. Primary responsibilities under a management contract include hiring, training and staffing parking personnel, and providing revenue collection, accounting, record-keeping, insurance and facility marketing services. Under a typical management contract, the facility operator is not responsible for structural or mechanical repairs, or for providing security or guard services. The facility owner usually is responsible for operating expenses associated with the facility's operation, such as taxes, license and permit fees, insurance costs, payroll and accounts receivable processing and wages of personnel assigned to the facility, although some management contracts, typically referred to as "reverse" management contracts, require the facility operator to pay certain of these cost categories but provide for payment to the operator of a larger management fee. Under a management contract, the facility owner usually is responsible for non-routine maintenance, repair costs and capital improvements. Management contracts are typically for a term of one to three years (although the contracts may often be terminated, without cause, on 30 days' notice or less) and may contain a renewal clause. As of December 31, 2012, we operated approximately 78% of our locations under management contracts.

          Leases.    Under a lease, the parking facility operator generally pays to the property owner either a fixed base rent, percentage rent that is tied to the facility's financial performance, or a combination of both. The parking facility operator collects all revenue and is responsible for most operating expenses, but typically is not responsible for major maintenance, capital expenditures or real estate taxes. In contrast to management contracts, leases typically are for terms of three to ten years, often contain a renewal term, and provide for a fixed payment to the facility owner regardless of the facility's operating earnings. However, many of these leases may be cancelled by the client for various reasons, including development of the real estate for other uses. Some leases may be cancelled by the client on as little as 30 days' notice without cause. Leased facilities generally require a longer commitment and a larger capital investment by the parking facility operator than do managed facilities. As of December 31, 2012, we operated approximately 22% of our locations under leases

          Ownership.     Ownership of parking facilities, either independently or through joint ventures, entails greater potential risks and rewards than either managed or leased facilities. All owned facility revenue flows directly to the owner, and the owner has the potential to realize benefits of appreciation in the value of the underlying real estate. Ownership of parking facilities usually requires large capital investments, and the owner is responsible for all obligations related to the property, including all structural, mechanical and electrical maintenance and repairs and property taxes. We acquired a partial ownership interest in six parking facilities as a result of the Central Merger.

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

          Vendor Consolidation.     Based on interactions with our clients, we believe that many parking facility owners and managers are evaluating the benefits of reducing the number of parking facility management relationships they maintain. We believe this is a function of the need to reduce costs associated with interacting with a large number of third-party suppliers coupled with the need to foster closer inter-company relationships. By limiting the number of outsourcing vendors, companies will benefit from suppliers who will invest the time and effort to understand every facet of the client's business and industry and who can effectively manage and handle all aspects of their daily requirements. We believe a trend towards vendor consolidation can benefit a company like ours, given our national footprint and scale, extensive experience, broad process capabilities and a demonstrated ability to create value for our clients.

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

Our Competitive Strengths

        We believe we have the following key competitive strengths:

          Leading Market Position with a Unique Value Proposition.     We are one of the leading providers of parking management, ground transportation and other ancillary services, to commercial, institutional, and municipal clients in the United States, Puerto Rico and Canada. We strive to be the #1 or #2 provider in each of the core markets in which we operate. We market and offer many of our services under our SP Plus® brand, which reflects our ability to provide customized solutions and meet the varied demands of our diverse client base and their wide array of property types, and supplement them with Ambiance in Parking®, a comprehensive package of amenity and customer service programs. We can augment our parking services by providing our clients with related services through our SP Plus® Maintenance, SP Plus® Transportation and, in certain sections of the country, SP Plus® Security Services service lines, thus enabling our clients to efficiently address various needs through a single vendor relationship. We believe our ability to offer a comprehensive range of services on a national basis is a significant competitive advantage and allows our clients to attract, service and retain customers, gain access to the breadth and depth of our service and process expertise, leverage our significant technology capabilities and enhance their parking facility revenue, profitability and cash flow.

          Our Scale and Diversification.     As of December 31, 2012, we managed approximately 4,300 parking facility locations containing approximately 2.1 million parking spaces in approximately 456 cities, operated 262 parking-related service centers serving 75 airports, operated a fleet of approximately 700 shuttle buses, operated 136 valet locations and employed a professional staff of approximately 25,000 people. We benefit from diversification across our client base, industry end-markets and geographic locations.

    •
    Client Base.    Our clients include some of the nation's largest private and public owners, municipalities, managers and developers of major office buildings, residential properties, commercial properties, shopping centers and other retail properties, sports and special event complexes, hotels, and hospitals and medical centers. No single client accounted for more than 5% of our revenue or more than 4% of our gross profit for the year ended December 31, 2012.

    •
    Industry End-Markets.    We believe that our industry end-market diversification allows us to minimize our exposure to industry-specific seasonality and volatility. We believe that the breadth of end-markets we serve and the depth of services we offer to those end-markets provide us with a broader base of customers that we can target.

    •
    Geographic Locations.    We have a diverse geographic footprint that includes operations in 47 states, the District of Columbia, Puerto Rico and four Canadian provinces as of December 31, 2012. We strive to be the #1 or #2 provider in each of the core markets in which we operate, and our strategy is focused on building size and leadership positions in large, strategic markets in order to leverage the advantages of scale across a larger number of parking locations in a single market.

          Additionally, our scale has enabled us to significantly enhance our operating efficiency over the past several years by standardizing processes and managing overhead costs.

          Stable Client Relationships.     We have a track record of providing our clients and parking customers with a consistent, value-added and high quality parking facility management experience, as reflected by our high location retention rate, which excluding Central, was approximately 89% and 91% for the years ended December 31, 2012 and 2011. These statistics include the impact of our decision to exit from unprofitable contracts and dispositions required by the Department of Justice in 2012 in connection with the Central Merger. As our clients continue to outsource the management of their parking operations and look to consolidate the number of their outsourcing providers, we believe this trend can benefit companies like ours, which has a national footprint and scale, extensive experience, broad process capabilities, and a demonstrated ability to create value for our clients.

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

          Visible and Predictable Business Model.     We believe that our business model provides us with a measure of insulation from broader economic cycles, because 78% of our combined locations operate on fixed-fee and reverse management fee management contracts that for the most part are not dependent upon the level of utilization of those parking facilities. Additionally, because we do only have a partial ownership interest in six parking facilities, we have limited the risks of real estate ownership. We benefit further from visibility provided by a recurring revenue model reinforced by location retention rates, that excluding Central, have approximated 89% over the past five years.

          Highly Capital Efficient Business with Attractive Cash Flow Characteristics.     Our business generates attractive cash flow due to negative working capital dynamics and our low capital expenditure requirements. For the fiscal year ended December 31, 2011, we generated approximately $35.0 million of cash flow from operating activities, and during the same period our capital expenditures for the purpose of leasehold improvements and equipment were $4.2 million. For the fiscal year ended December 31, 2012, we generated approximately $11.4 million of cash flow from operating activities, and during the same period our capital expenditures for the purpose of leasehold improvements and equipment were $5.0 million.

          Focus on Operational Excellence and Human Capital Management.     Our culture and training programs place a continuing focus on excellence in the execution of all aspects of day-to-day parking facility operation. This focus is reflected in our ability to deliver to our clients a professional, high-quality product through well-trained, service-oriented personnel, which we believe differentiates us from our competitors. To support our focus on operational excellence, we manage our human capital through a comprehensive, structured program that evaluates the competencies and performance of all of our key operations and administrative support personnel on an annual basis. Based on those evaluations, we create detailed developmental plans designed to provide our personnel with the skills and tools needed to perform their current duties effectively and to prepare themselves for future growth and advancement. We have also dedicated significant resources to human capital management, providing comprehensive training for our employees, delivered primarily through the use of our web-based Standard University® learning management system, which promotes customer service and client retention in addition to providing our employees with continued training and career development opportunities.

          Experienced Management Team.    Our current senior management team has a proven track record of growing our existing business organically and consistently integrating acquisitions. The named executive officers have been working together for more than 12 years, and our executive management team has an average of 26 years of experience in the parking industry.

Our Growth Strategy

        Building on these competitive strengths, we believe we are well positioned to execute on the following growth strategies:

          Leverage Anticipated Benefits from Central Merger.     Our acquisition of Central in October 2012 resulted in a combined company offering a broader range of services, with greater quality and cost effectiveness, which we believe will enable us to become a vendor of choice for outsourced parking facility management, maintenance, ground transportation and security services. More specifically, we have effectively doubled our location footprint by adding more than 2,200 locations and approximately one million parking spaces to our portfolio, and we intend to promote revenue growth selling our current products and services to these new locations. In addition, we intend to strengthen our ability to serve our customers by integrating Central's customer-facing products and services, such as its centralized customer service centers, direct-to-consumer marketing programs, various web-based applications (including iPhone and Android apps) and enhanced technology applications such as those used by its Focus Point remote management division, as well as its USA Parking System, Inc. ("USA Parking") valet expertise. In addition, we intend to take advantage of scale efficiencies by consolidating back-office processes and eliminating duplicate infrastructure, and to leverage increased purchasing volume, all of which are collectively expected to generate significant cost synergies and enable us to expand our client base and grow the business from a lower cost platform. We expect that our combined company will generate sufficient free cash flow to enable us to make additional investments in parking-related technology to accelerate development of new products and services that further improve our clients' satisfaction and our customers' parking experience. We also believe that sharing of complementary capabilities will allow the combined company to leverage customer information and technology to deliver services to our customers more effectively and to better understand customer preferences while also providing client-focused services, such as automated and web-based transportation, security, maintenance, parking enforcement and meter collection products and services; customer relationship management systems and the capability to capture parking data on a large scale; and enhanced property management technology, including electronic marketing services, billing systems and automated reporting. We believe these complementary capabilities also will bolster our ability to build upon existing relationships with, and attract, employees, clients and customers.

          Grow the Hospitality Business.    USA Parking, one of the subsidiaries we acquired in the Central Merger, is a leader in the valet industry, and management believes that there is a significant opportunity to use USA Parking's capability to develop a national valet business. As of December 31, 2012, we operate 136 valet locations. Our objective is to focus on the most important aspects of the valet business promptly upon obtaining a new location, from the first contact with a potential customer to the execution of service. Given the importance of neat, clean and polite service, the success of our valet business is dependent upon ensuring that its valet associates deliver excellent service every day. To accomplish this objective, our USA University subsidiary provides training to its valet associates. USA University, which began operating in 1995, trained approximately 1,500 employees during our past fiscal year to become an integrated extension of our clients' staff and blend seamlessly into the overall hospitality experience. In addition, we are expanding USA University to train a growing number of employees in valet operations serving other parking locations, including Class A office buildings and residences, municipalities, airports and stadiums and entertainment complexes, to provide high-quality service.

          Grow Our Portfolio of Contracts in Existing Geographic Markets.     Our strategy is to capitalize on economies of scale and operating efficiencies by expanding our contract portfolio in our existing geographic markets, especially in our core markets. We market our services in each of our existing core markets with the goal of becoming the #1 or #2 provider in that market. As a given geographic market achieves a threshold operational size, we typically will establish a local office in order to promote increased operating efficiency by enabling local managers to use a common staff for recruiting, training and human resources support. This concentration of operating locations allows for increased operating efficiency and superior levels of customer service and retention through the accessibility of local managers and support resources. We rely on both organic growth and acquisitions such as the Central Merger to increase our client base and leverage our fixed corporate and administrative costs within each major metropolitan area.

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

          Expand and Cross-Sell Additional Services to Drive Incremental Revenue.    We believe we have significant opportunities to strengthen our relationships with existing clients, and to attract new clients, by continuing to cross-sell value-added services that complement our core parking operations. These services include shuttle bus operations, taxi and livery dispatch services, valet, concierge-type ground transportation, on-street parking meter collection and enforcement, facility maintenance services, remote management, parking consulting and billing services. We also are evaluating new service opportunities, such as security services, that would leverage our core competency of managing large networks of geographically dispersed employees. To better reflect these broader competencies, we developed the SP Plus® brand, which emphasizes our specialized market expertise and distinguishes our ancillary service lines from the traditional parking services we provide. Our SP Plus® brand includes market designations such as SP Plus® Airport Services, SP Plus® Gameday, SP Plus® Event Services, SP Plus® Healthcare Services, SP Plus® Hotel Services, SP Plus® Municipal Services, SP Plus® Office Services, SP Plus® Residential Services, SP Plus® Retail Services and SP Plus® University Services, which reflect the market-specific subject matter expertise that enables our professionals to meet the varied parking and transportation-related demands of those specific property types. Because our capabilities range beyond parking facility management, our SP Plus® Transportation, SP Plus® Maintenance and SP Plus® Security Services brands more clearly distinguish those service lines from the traditional parking services that we provide under our Standard Parking brand. By offering this wide assortment of ancillary services, we are able to broaden the scope of our client relationships and thus increase our clients' reliance and dependency on our services, which in turn results in enhanced client retention rates and higher revenue and gross profit per location.

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

          Continue to Focus on Management Contracts and Operational Efficiencies to Further Improve Profitability.     We continue to focus on the growth of lower-risk management contracts, which are inherently more predictable. We have invested substantial resources in information technology and continually seek to consolidate various corporate functions where possible in order to improve our processes and service offerings. In addition, we will continue to evaluate and improve our human capital management to ensure a consistent and high-level of service for our clients. The initiatives undertaken to date in these areas have improved our cost structure and enhanced our financial strength, which we believe will continue to yield future benefits.

          Pursue Opportunistic, Accretive Acquisitions.     The outsourced parking management industry remains highly fragmented and presents a significant opportunity for us. Given the scale in our operating platform, we have a demonstrated ability to successfully identify, acquire and integrate accretive tuck-in acquisitions. For example, in July 2009, we acquired the assets of Gameday Management Group, U.S., an Orlando-based company that plans the operation of transportation and parking systems for major stadium and sporting events. Our Gameday subsidiary has provided its transportation and traffic management services for high-profile events, including Super Bowls XXX-XLIVII, the Daytona 500, and the London 2012 Summer Olympics. Now offered under our SP Plus® GAMEDAY and SP Plus® Event Services brands, this acquisition has enabled us to provide our stadium and special event clients with transportation and parking planning expertise that can meet their most complex needs. Having provided these services for such high-profile events as the 2010 World Equestrian Games, 2012 NCAA Men's Basketball Championship, 2012 Tim Hortons NHL All-Star Game and the 2012 Republican National Convention, we expect to continue leveraging SP Plus® Gameday's expertise into new parking and transportation opportunities in the future. Among the assets acquired is SP Plus® Gameday's Click and Park® online parking and traffic management system, which enables parking customers to reserve and pay for parking online in advance of an event and its related Click and Ride® online seating reservation system, which enables riders to reserve and pay for shuttle bus seats. The addition of this capability to our product line in 2009 is an example of how we are integrating technology into a changing parking industry. We will continue to selectively pursue acquisition opportunities that help us acquire scale or enhance our service capabilities.

          We also provide a range of ancillary services to satisfy client needs such as municipal meter collection and valet parking at luxury resorts.

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

  •
  Monthly reporting to our clients regarding the facility's operating results. For those clients who wish to directly access their financial reporting information on-line, we offer the use of our proprietary Client View® client reporting system, which provides on-line access to site-level financial and operating information.

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

  •
  Within the medical center and hospital market, we provide valet and shuttle bus services.

  •
  Within the luxury hotel and resort market, we provide valet services.

  •
  We provide remote parking management services using technology that enables us to monitor a parking operation from a remote, off-site location and provide 24-hour-a-day customer assistance (including remedying equipment malfunctions).

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

        Books-To-Go® CD Library.    Monthly customers can borrow—free of charge—audio CDs to which they can listen as they drive to and from work. A wide selection of fiction, non-fiction and business titles is maintained in the facility office.

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

        Standard Equipment & Technology Upgrade Program® Services (SETUP®).    We provide clients with a complete turnkey solution to managing all phases of new equipment projects, from initial design to installation to ongoing maintenance. Our design team will suggest a complete solution intended to return to our clients the greatest value for their investment based upon consideration of a wide array of choices as to both equipment (such as Pay-On-Foot, Automated Vehicle Identification and Automated Credit/Debit Card machine technology) and services (procurement, project management, installation and maintenance).

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

        Web-Based Applications.    As a result of the Central Merger, Standard Parking has acquired a portfolio of PC-based applications that are also supported with iPhone and Android apps. These advanced technology and feature rich applications are designed to support client and customer acquisition and retention, deliver business programs that benefit employees and other organizational members, and include direct-to-consumer programs intended to enhance daily, monthly and event parking revenue at our locations. These platforms are easily integrated with ecommerce capabilities such as the Company's proprietary Click and Park® online reservation and payment engine.

        Centralized Contact Center.    We deliver a high level of customer service by bringing our national customer service expertise to local markets through a centralized system designed to enhance consistency and performance. A centralized team of trained Contact Center professionals offer increased availability and improved responsiveness to meet customer needs. Whether via email, phone or other communication channels, our customer support team is readily accessible by our customers, and centralized databases provide the team with necessary customer-related information on a city-by-city basis.

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

Operations

        We maintain regional and city offices throughout the United States, Puerto Rico and Canada in order to support approximately 25,000 employees and approximately 4,300 locations. These offices serve as the central bases through which we provide the employees to staff our parking facilities as well as the on-site and support management staff to oversee those operations. Our administrative staff accountants are based in those same offices and facilitate the efficient, accurate and timely production and delivery to our clients of our monthly reports. Having these all-inclusive operations and accounting teams located in regional and city offices throughout the United States, Puerto Rico and Canada allows us to add new locations quickly and in a cost-efficient manner. To facilitate the training of our facility personnel throughout the country, we have created Standard University®, the foundation of all our formal training programs that span a wide range of topics including soft skills, technology, software, leadership skills and operating procedures. Courses are deployed using a multitude of methods including classroom sessions, web-based sessions, and self-managed, computer-based training. Standard University® is available to our employees on a 24/7 basis so they may access training and information when they need it. In addition, we are expanding USA University to train a growing number of employees in valet operations serving other parking locations, including Class A office buildings and residences, municipalities, airports and stadiums and entertainment complexes, to provide high-quality service.

        Our overall basic corporate functions in the areas of finance, human resources, risk management, legal, purchasing and procurement, general administration, strategy and information and technology are based in our Chicago corporate office. The Chicago corporate office also supports and promotes consistency throughout our field operations by developing and administering our operational, financial and administrative policies, practices and procedures. Our subsidiary, Central, has significant operations in Nashville, Tennessee.

Clients and Properties

        Our client base includes a diverse cross-section of public and private owners of commercial, institutional and municipal real estate. No single client represented more than 5% of revenues or more than 4% of our gross profit for the year ended December 31, 2012. For the years ended December 31, 2012 and December 31, 2011, we retained an average of 90% of our locations (which statistic includes the impact of our decision to exit from unprofitable contracts and excludes locations acquired in the Central Merger).

Information Technology

        We believe that automation and technology can enhance customer convenience, lower labor costs, improve cash management and increase overall profitability. We have been a leader in the field of introducing automation and technology to the parking business and we were among the first to adopt electronic fund transfer (EFT) payment options, pay-on-foot (ATM) technology and bar code decal technology. Our proprietary Click and Park® technology enables people to reserve and purchase parking online, in advance, both for sporting and special events as well as in a wide array of other commercial parking environments. At many locations, Click and Park® users also can get customized directions showing what route to take to get to their parking destination most efficiently. Similarly, our proprietary Click and Ride® system lets people reserve and pay for bus seating online, in advance. Our proprietary MPM Plus® monthly parker management and billing system provides comprehensive and reliable billing of the parking-related provisions of multi-year commercial tenant leases.

        In connection with the Central Merger, we acquired Focus Point Parking, a remote parking management company located in Austin, Texas. From its Austin office, Focus Point personnel are able to monitor revenue and other aspects of a parking operation and provide 24-hour-a-day customer assistance (including remedying equipment malfunctions). We have begun expanding the locations where our Focus Point technology is installed. Focus Point has been installed in approximately sixty locations with several other locations in the process of implementing Focus Point. We expect this business to grow as clients focus on improving the profitability of their parking operations by decreasing labor costs at their locations through remote management.

        To promote internal efficiency, we have created advanced information systems that connect local offices across the country to our corporate headquarters. These systems support accounting, financial management and reporting practices, general operating procedures, training, employment policies, cash controls and marketing procedures. Our commitment to the application of technology in the parking management business has resulted in the creation of a proprietary product, Client View®, an Internet-based system that gives our clients the flexibility and convenience to access and download their monthly financials and detailed back-up reports. In addition, use of our electronic, web-based Procure-To-Pay procurement and payment system controls costs by automatically enforcing procurement policies and efficiently processing the associated payables. We believe that our standardized processes and controls enhance our ability to successfully add new locations and expand our operations into new markets.

Employees

        As of December 31, 2012, we employed 25,011 individuals, including 14,940 full-time and 10,071 part-time employees. As of December 31, 2011, we employed 11,914 individuals, including 6,602 full-time and 5,312 part-time employees. Approximately 30% of our employees are covered by collective bargaining agreements and represented by labor unions. Various union locals represent parking attendants and cashiers at the New York City facilities. Some of our employees are also represented by labor unions in the following cities: Atlantic City, Chicago, Detroit, Jersey City, Long Beach (CA), Los Angeles, Manchester (NH), Miami, Newark, Philadelphia, Pittsburgh, Rochester, San Francisco, San Juan (Puerto Rico), Syracuse, Washington, DC. We are frequently engaged in collective bargaining negotiations with various union locals. No single collective bargaining agreement covers a material number of employees. We believe that our employee relations are generally good.

Insurance

        We purchase comprehensive liability insurance covering certain claims that occur in the operations that we lease or manage. The primary amount of such coverage is $2.0 million per occurrence and $2.0 million in the aggregate per facility for our garage liability and garage keepers legal liability coverage. In addition, we purchase workers' compensation insurance for all eligible employees and umbrella/excess liability coverage. Under our various liability and workers' compensation insurance policies, we are obligated to pay directly or reimburse the insurance carrier for the first $250,000 of any loss. As a result, we are, in effect, self-insured for all claims up to that deductible level. We utilize a third-party administrator to process and pay claims. We also purchase property insurance that provides coverage for loss or damage to our property and in some cases our clients' property, as well as business interruption coverage for lost operating income and certain associated expenses. The deductible applicable to any given loss under our property insurance policy varies based upon the insured values and the peril that causes the loss. We believe that our insurance coverage is adequate and consistent with industry practice. Because of the size of the operations covered and our claims experience, we purchase insurance policies at prices that we believe represent a discount to the prices that would typically be charged to parking facility owners on a stand-alone basis. The clients for whom we operate parking facilities pursuant to management contracts have the option of purchasing their own liability insurance policies (provided that we are named as an additional insured pursuant to an additional insured endorsement), but historically most of our clients have chosen to obtain insurance coverage by being named as additional insureds under our master liability insurance policies.

        We purchase group health insurance with respect to eligible full-time employees (whether they work at leased facilities, managed facilities or in our support offices) and their family members. With regard to employees paid through the Standard Parking payroll system, we are fully-insured for all covered expenses. With regard to employees paid through the Central payroll system, we self-insure up to a $175,000 stop-loss limit per illness.

        Pursuant to our management contracts, we charge those clients an allocated portion of our insurance-related costs.

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

        Our management believes that we compete for management clients based on a variety of factors, including fees charged for services, ability to generate revenues and control expenses for clients, accurate and timely reporting of operational results, quality of customer service, and ability to anticipate and respond to industry changes. Factors that affect our ability to compete for leased locations include the ability to make financial commitments, long-term financial stability, and the ability to generate revenues and control expenses. Factors affecting our ability to compete for employees include wages, benefits and working conditions.

Regulation

        Our business is subject to numerous federal, state and local laws and regulations, and in some cases, municipal and state authorities directly regulate parking facilities. Our facilities in New York City are, for example, subject to extensive governmental restrictions concerning automobile capacity, pricing, structural integrity and certain prohibited practices. Many cities impose a tax or surcharge on parking services, which generally range from 10% to 50% of revenues collected. We collect and remit sales/parking taxes and file tax returns for and on behalf of our clients and ourselves. We are affected by laws and regulations that may impose a direct assessment on us for failure to remit sales/parking taxes or to file tax returns for ourselves and on behalf of our clients.

        Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws typically impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In connection with the operation of parking facilities, we may be potentially liable for any such costs. Additionally, Central previously owned a large number of real properties and we acquired a partial ownership interest in six parking facilities as part of the Central Merger. We may now be liable for such costs as a result of such previous and current ownership. In addition, from time to time we are involved in environmental issues at certain of our locations or in connection with our operations. While it is difficult to predict the ultimate outcome of any of these matters, based on information currently available, management believes that none of these matters, individually or in the aggregate, are reasonably likely to have a material adverse effect on our financial position, results of operations, or cash flows. The cost of defending against claims of liability, or of remediating a contaminated property, could have a material adverse effect on our financial condition or results of operations.

        Several state and local laws have been passed in recent years that encourage car-pooling and the use of mass transit or impose certain restrictions on automobile usage. These types of laws have adversely affected our revenues and could continue to do so in the future. For example, the City of New York imposed restrictions in the wake of the September 11 terrorist attacks, which included street closures, traffic flow restrictions and a requirement for passenger cars entering certain bridges and tunnels to have more than one occupant during the morning rush hour. It is possible that cities could enact additional measures such as higher tolls, increased taxes and vehicle occupancy requirements in certain circumstances, which could adversely impact us. We are also affected by zoning and use restrictions and other laws and regulations that are common to any business that deals with real estate.

        In addition, we are subject to laws generally applicable to businesses, including but not limited to federal, state and local regulations relating to wage and hour matters, employee classification, mandatory healthcare benefits, unlawful workplace discrimination, human rights laws and whistle blowing. Several cities in which we have operations either have adopted or are considering the adoption of so-called "living wage" ordinances, which could adversely impact our profitability by requiring companies that contract with local governmental authorities and other employers to increase wages to levels substantially above the federal minimum wage. In addition, we are subject to provisions of the Occupational Safety and Health Act of 1970, as amended ("OSHA"), and related regulations. Any actual or alleged failure to comply with any regulation applicable to our business or any whistle-blowing claim, even if without merit, could result in costly litigation, regulatory action or otherwise harm our business, financial condition and results of operations.

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

        Various other governmental regulations affect our operation of parking facilities, both directly and indirectly, including the Americans with Disabilities Act (the "ADA"). Under the ADA, all public accommodations, including parking facilities, are required to meet certain federal requirements related to access and use by disabled persons. For example, the ADA requires parking facilities to include handicapped spaces, headroom for wheelchair vans, attendants' booths that accommodate wheelchairs and elevators that are operable by disabled persons. When negotiating management contracts and leases with clients, we generally require that the property owner contractually assume responsibility for any ADA liability in connection with the property. There can be no assurance, however, that the property owner has assumed such liability for any given property and there can be no assurance that we would not be held liable despite assumption of responsibility for such liability by the property owner.

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

Corporate Information

        Our headquarters are located at 900 N. Michigan Avenue, Suite 1600, Chicago, Illinois 60611-1542. Our telephone number is (312) 274-2000. Our Standard Parking® brand's web site address is www.standardparking.com, and our SP Plus® brand's website address is www.spplus.com. Our periodic reports and other information filed with or furnished to the SEC are available free of charge through the Investor Relations section of our www.standardparking.com web site promptly after those reports and other information are electronically filed with or furnished to the SEC. Information contained on our web sites or any other web site is not incorporated by reference into this or any other report we file with or furnish to the SEC, and you should not consider information contained on our web sites or any other web site to be a part of this or any other report we file with or furnish to the SEC.

Intellectual Property

        Standard Parking® and the Standard Parking logo, SP Plus® and the SP Plus logo and Click and Park®, the Click and Park® logo, CPC®, Central Parking System®, Central Parking Corporation®, USA Parking®, Focus Point Parking® and Allright Parking® are service marks registered with the United States Patent and Trademark Office. In addition, we have registered the names and, as applicable, the logos of all of our material subsidiaries and divisions as service marks with the United States Patent and Trademark Office or the equivalent state registry. We invented the Multi-Level Vehicle Parking Facility musical Theme Floor Reminder System. We have also registered the copyright rights in our proprietary software, such as Client View©, Hand Held Program©, License Plate Inventory Programs© and ParkStat© with the United States Copyright Office.

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

We may be unable to integrate Central's business with our own successfully.

        On October 2, 2012, we completed our acquisition of Central Parking Corporation, and Central is now our wholly owned subsidiary. We are devoting significant management attention and resources to integrating Central's business practices and operations with our own. Potential difficulties we may encounter as part of the integration process include the following:

  •
  the potential inability to successfully combine Central's business with our own in a manner that permits us to achieve the cost synergies expected to be achieved within two years of the completion of the merger and other benefits anticipated to result from the merger;

  •
  the potential inability to integrate Central's customer-facing products and services, such as its centralized customer service centers, direct-to-consumer marketing programs, various web-based applications and enhanced technology applications such as those used by its Focus Point remote management division;

  •
  challenges leveraging the customer information and technology of the two companies;

  •
  challenges effectuating the diversification strategy, including challenges achieving revenue growth from sales of each company's products and services to the clients and customers of the other company;

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

        It is possible that the integration process could result in diversion of the attention of our management, which could adversely affect our ability to maintain relationships with customers, clients, employees and other constituencies or our ability to achieve the anticipated benefits of the merger, or could reduce our earnings or otherwise adversely affect our business and financial results.

We incurred substantial additional indebtedness in connection with the Central Merger.

        In connection with the Central Merger, we entered into a credit agreement dated October 2, 2012 providing for $450.0 million in secured Senior Credit Facility ("Senior Credit Facility) consisting of (1) a $200.0 million five-year revolving credit facility and (2) a $250.0 million term loan facility with Bank of America, N.A., Wells Fargo Bank, N.A., and JPMorgan Chase Bank, N.A. and certain other financial institutions. In conjunction with Central Merger, we assumed approximately $217.7 million of Central's debt, net of cash acquired, which was repaid at closing using the proceeds of the $450.0 million Senior Credit Facility. In addition, the proceeds from these borrowings have been and will be used by us to finance in part the Central Merger, the costs and expenses related to the Central Merger and the our ongoing working capital and other general corporate purposes. As a result, we have indebtedness that is substantially greater than our indebtedness prior to the Central Merger. This higher level of indebtedness may:

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

        We may incur substantial additional indebtedness in the future, which could cause the related risks to intensify. We may need to refinance all or a portion of our indebtedness on or before their respective maturities. We cannot assure you that we will be able to refinance any of our indebtedness, including our Senior Credit Facility, on commercially reasonable terms or at all. If we are unable to refinance our debt, we may default under the terms of our indebtedness, which could lead to an acceleration of the debt. We do not expect that we could repay all of our outstanding indebtedness if the repayment of such indebtedness was accelerated.

We have incurred substantial expenses and expect to incur additional substantial expenses related to the Central Merger and our integration with Central.

        We have incurred or expect to incur approximately $37.1 million in total merger and integration costs, including $7.5 million in transaction costs, $19.3 million for synergy planning and integration costs and $10.3 million for financing costs and original issue discount costs. While we have assumed that this level of expense will be incurred, there are many factors beyond our control that could affect the total amount of merger and integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. To the extent these merger and integration expenses are higher than anticipated, our future operating results and financial condition may be materially adversely affected and our ability to meet the leverage ratio and fixed charged ratio mandated by our Senior Credit Facility may be impaired.

Adverse litigation judgments or settlements resulting from legal proceedings in which we may be involved in the normal course of business could affect our operations and financial condition.

        In the normal course of business, we are from time to time involved in various legal proceedings. The outcome of these legal proceedings cannot be predicted. It is possible that an unfavorable outcome of some or all of the matters could cause us to incur substantial liabilities that may have a material adverse effect upon our financial condition and results of operations. Any significant adverse litigation, judgments or settlements could have a negative effect on our business, financial condition and results of operations. In addition, Central is subject to a number of ongoing legal proceedings, and we will incur substantial expenses defending such matters and may have judgments levied against us that are substantial and may not be covered by reserves.

Damage caused by Hurricane Sandy will adversely impact our business and financial results.

        We have significant operations in New Jersey, New York and other areas that have been impacted by Hurricane Sandy. Although it is premature to quantify the total reduction in revenues or net income related to Hurricane Sandy, we expect that our business and financial results will be adversely impacted. We have engaged forensic accountants to assist in the process of identifying and quantifying the total revenue reduction and property damage that we have sustained from the hurricane. As of December 31, 2012, no amounts have been recorded related to the deductible portion of our casualty insurance program that we expect to incur in connection with the hurricane-related insurance claim that we will file.

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

The Central Merger may result in a loss of customers, clients and strategic alliances.

        As a result of the Central Merger, some of our customers, clients, potential customers or clients or strategic partners may terminate their business relationship with us. Potential clients or strategic partners may delay entering into, or decide not to enter into, a business relationship with us because of the Central Merger. If customer or client relationships or strategic alliances are adversely affected by the Central Merger, our business and financial performance could suffer.

Our management contracts and leases expose us to certain risks.

        The loss or renewal on less favorable terms of a substantial number of management contracts or leases could have a material adverse effect on our business, financial condition and results of operations. A material reduction in the operating income associated with the integrated services we provide under management contracts and leases could have a material adverse effect on our business, financial condition and results of operations. Our management contracts are typically for a term of one to three years, although the contracts may often be terminated, without cause, on 30 days' notice or less, giving clients regular opportunities to attempt to negotiate a reduction in fees or other allocated costs. Any loss of a significant number of clients could in the aggregate materially adversely affect our operating results.

        In addition, we are particularly exposed to increases in costs for locations that we operate under leases because we are generally responsible for all the operating expenses of our leased locations. Additionally, some of our leases acquired in the Central Merger include provisions allocating responsibility for all structural repairs required on the property to us, including repairs arising as a result of ordinary wear and tear. The number of these leases under which we may have responsibility for structural repairs is difficult to quantify, mainly due to the large number of leases we acquired in the Central Merger, unclear language in many of these leases regarding repairs and the parties responsible for such repairs, and the uncertainty as to the interpretation of such language under the laws of the states governing those leases. Furthermore, the potential liability associated with any structural repair obligations is currently unknown and difficult to estimate. We may not have sufficient reserves, and the applicable indemnity under the merger agreement may be inadequate, to cover such obligations. An increase in the cost of parking services could reduce our gross profit derived from locations that we operate under leases. As of December 31, 2012, we operated 22% of our locations under leases, compared to 9% prior to the Central Merger.

The Central Merger resulted in changes to our board that may affect our strategy and operations.

        Following the Central Merger, our board increased from five to eight directors and three new directors designated for appointment to our board by former Central stockholders became members of our board. This new composition of our board may affect our business strategy and operating decisions. In addition, there can be no assurances that the new board will function effectively as a team and that there will not be any adverse effects on our business as a result.

The disposition of contracts required under our agreement with the DOJ in connection with the Central Merger could have an adverse effect on us.

        On September 26, 2012, the United States Department of Justice filed suit in the United States District Court for the District of Columbia challenging the Central Merger under U.S. antitrust law. Simultaneously with the filing of the lawsuit, DOJ filed papers settling the case. The terms of the settlement were set forth in an Asset Preservation Stipulation and Order, which was signed by the Court, and a Proposed Final Judgment, which was subsequently entered as a Final Judgment by the Court. Under the terms of those documents we are divesting (or have already divested) contracts covering 107 off-street parking facilities. As of March 12, 2013, 100 divestitures had been completed. The contracts, which include both leases and management agreements, have been or will be sold, terminated or permitted to expire without renewal. The divestitures of the contracts required by these agreements could have an adverse effect on our revenues.

We must comply with public and private regulations that may impose significant costs on us.

        Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. These laws typically impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. We may be potentially liable for such costs as a result of our operation of parking facilities. Additionally, Central previously owned a large number of real properties and we acquired a partial ownership interest in six parking facilities as part of the Central Merger. We may now be liable for such costs as a result of such previous and current ownership. In addition, from time to time we are involved in environmental issues at certain locations or in connection with our operations. The cost of defending against claims of liability, or remediation of a contaminated property, could have a material adverse effect on our business, financial condition and results of operations. In addition, several state and local laws have been passed in recent years that encourage car pooling and the use of mass transit. Laws and regulations that reduce the number of cars and vehicles being driven could adversely impact our business.

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

        We provide liability and worker's compensation insurance coverage consistent with our obligations to our clients under our various management contracts and leases. We are obligated to reimburse our insurance carriers for each loss incurred up to the amount of a specified deductible. The per-occurrence deductible (or in some cases self-insured retention) for our various liability and workers' compensation policies is $250,000. We also purchase property insurance that provides coverage for loss or damage to our property, and in some cases our clients' property, as well as business interruption coverage for lost operating income and certain associated expenses. The deductible applicable to any given loss under the property insurance policies varies based upon the insured values and the peril that causes the loss. The stop-loss limit applicable under the group health insurance we provide for employees paid through the Central payroll system is $175,000 per illness. Our financial statements reflect our funding of all such obligations based upon guidance and evaluation received from third-

party insurance professionals. There can be no assurance, however, that the ultimate amount of our obligations will not exceed the amount presently funded or accrued, in which case we would need to set aside additional funds to reserve for any such excess. Changes in insurance reserves as a result of periodic evaluations of the liabilities can cause swings in operating results that may not be indicative of the operations of our ongoing business. Additionally, our obligations could increase if we receive a greater number of insurance claims, or if the severity of, or the administrative costs associated with, those claims generally increases. A material increase in insurance costs due to a change in the number or severity of claims, claim costs or premiums paid by us could have a material adverse effect on our operating income.

Labor disputes could lead to loss of revenues or expense variations.

        At December 31, 2012, approximately 30% of our employees were represented by labor unions and approximately 25% of our collective bargaining contracts were up for renewal in 2013, representing approximately 4% of our employees. In addition, at any given time, we may face a number of union organizing drives.

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

        As is customary in the industry, a surety provider can refuse to provide a bond principal with new or renewal surety bonds. If any existing or future surety provider refuses to provide us with surety bonds, either generally or because we are unwilling or unable to post collateral at levels sufficient to satisfy the surety's requirements, there can be no assurance that we would be able to find alternate providers on acceptable terms, or at all. Our inability to provide surety bonds could also result in the loss of existing contracts. Failure to find a provider of surety bonds, and our resulting inability to bid for new contracts or renew existing contracts, could have a material adverse effect on our business and financial condition.

Federal health care reform legislation may adversely affect our business and results of operations.

        In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in the U.S. (collectively, the "Health Care Reform Laws"). The Health Care Reform Laws include a large number of health-related provisions that become effective over the next four years, including requiring most individuals to have health insurance and establishing new regulations on health plans. Although the Health Care Reform Laws do not mandate that employers offer health insurance, beginning in 2014, penalties will be assessed on large employers who do not offer health insurance that meets certain affordability or benefit requirements. Providing such additional health insurance benefits to our employees, or the payment of penalties if such coverage is not provided, would increase our expenses. If we are unable to raise the rates we charge our clients to cover this expense, such increases in expense could reduce our operating profit.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.    PROPERTIES

Parking Facilities

        We operate parking facilities in 47 states and the District of Columbia in the United States, Puerto Rico and four provinces of Canada. The following table summarizes certain information regarding our facilities as of December 31, 2012:

		# of Locations			# of Spaces
States/Provinces	Airports and Urban Cities	Airport	Urban	Total	Airport	Urban	Total
Alabama	Airport, Birmingham and Mobile	1	71	72	1,074	16,128	17,202
Alberta	Airports, Calgary and Edmonton	3	17	20	—	4,086	4,086
Arkansas	Little Rock	—	1	1	—	371	371
Arizona	Phoenix and Tempe	—	33	33	—	27,379	27,379
California	Airports, Beverly Hills, Glendale, Long Beach, Los Angeles, Newport Beach, Riverside, Sacramento, San Francisco, San Jose and Santa Monica	30	889	919	59,820	267,790	327,610
Colorado	Airports, Aurora, Colorado Springs, and Denver	9	158	167	40,477	66,802	107,279
Connecticut	Airports and Hartford	12	10	22	12,868	3,609	16,477
Delaware	Wilmington	—	4	4	—	1,384	1,384
District of Columbia	Airport and Washington, DC	1	77	78	—	18,828	18,828
Florida	Airports, Coral Gables, Ft. Myers, Miami, Orlando and Tampa	9	222	231	28,906	92,033	120,939
Georgia	Airports and Atlanta	18	66	84	37,967	41,809	79,776
Hawaii	Airports, Honolulu, and Kahului	3	37	40	2,455	13,713	16,168
Idaho	Airport	1	—	1	915	—	915
Illinois	Airports, Chicago and Evanston	13	322	335	37,366	120,650	158,016
Indiana	Airport and Indianapolis	1	7	8	2,305	2,130	4,435
Kansas	Topeka	—	2	2	—	832	832
Kentucky	Airports and Lexington	6	20	26	16,807	3,527	20,334
Louisiana	Airports, Baton Rouge and New Orleans	8	102	110	9,608	22,943	32,551
Maine	Airports and Portland	3	3	6	3,081	1,890	4,971
Manitoba	Winnipeg	—	10	10	—	2,471	2,471
Maryland	Baltimore, Landover and Oxon Hill	—	60	60	—	60,626	60,626
Massachusetts	Airport, Boston and Cambridge	1	106	107	—	40,200	40,200
Michigan	Airports and Detroit	18	14	32	44,435	7,054	51,489
Minnesota	Minneapolis and St. Paul	—	44	44	—	13,978	13,978
Mississippi	Jackson	—	18	18	—	6,408	6,408
Missouri	Airports, Kansas City and St. Louis	7	100	107	26,644	42,235	68,879
Montana	Airports	6	—	6	4,864	—	4,864
Nebraska	Airports and Omaha	2	26	28	1,307	12,230	13,537
Nevada	Las Vegas	—	3	3	—	200	200
New Hampshire	Airports	5	—	5	8,427	—	8,427
New Jersey	Camden, Jersey City, Newark, Paterson and Wayne	—	86	86	—	82,391	82,391
New Mexico	Airport and Albuquerque	1	4	5	—	1,691	1,691
New York	Airports, Bronx, Brooklyn, Manhattan and New York City	8	319	327	15,547	98,651	114,198
North Carolina	Airports and Charlotte	3	35	38	2,352	22,840	25,192
North Dakota	Airports	2	—	2	2,336	—	2,336
Ohio	Airports, Cincinnati, Cleveland and Columbus	16	184	200	20,044	100,551	120,595

		# of Locations			# of Spaces
States/Provinces	Airports and Urban Cities	Airport	Urban	Total	Airport	Urban	Total
Oklahoma	Oklahoma City and Tulsa	—	24	24	—	5,171	5,171
Ontario	Hamilton, Kitchener and Toronto	—	114	114	—	30,762	30,762
Oregon	Airports and Portland	7	10	17	18,293	4,042	22,335
Pennsylvania	Airports and Philadelphia	4	74	78	7,241	53,489	60,730
Puerto Rico	Carolina and San Juan	—	28	28	—	17,161	17,161
Quebec	Gatineau	—	2	2	—	1,731	1,731
Rhode Island	Airports and Providence	7	16	23	9,027	7,327	16,354
South Carolina	Columbia	—	4	4	—	1,901	1,901
South Dakota	Airports	2	—	2	2,716	—	2,716
Tennessee	Airports, Knoxville, Memphis and Nashville	10	104	114	22,193	21,848	44,041
Texas	Airports, Austin, Dallas, Ft. Worth, Houston and San Antonio	28	242	270	41,946	145,673	187,619
Utah	Airports and Salt Lake City	11	14	25	18,381	6,198	24,579
Virginia	Airports, Arlington, Newport News, Richmond and Virginia Beach	8	112	120	11,280	37,419	48,699
Washington	Airport, Bellevue and Seattle	1	135	136	1,253	29,311	30,564
West Virginia	Charleston	—	17	17	—	5,919	5,919
Wisconsin	Airports and Milwaukee	12	37	49	19,837	17,812	37,649
Wyoming	Casper	—	4	4	—	1,200	1,200

	Totals	277	3,987	4,264	531,772	1,584,394	2,116,166

        We have interest in fifteen joint ventures, seven limited liability companies, twelve general partnerships, and one limited partnership that each operate between one and thirty-five parking facilities.

        In addition, as part of the Central Merger, we acquired a partial ownership six parking facilities.

        For additional information, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Summary of Operating Facilities."

Office Leases

        We lease approximately 24,000 square feet for our corporate offices in Chicago, Illinois. The lease expires in September, 2013. We have signed a lease for approximately 35,000 square feet in a different building effective when our current lease terminates. We believe this space, augmented by a right of first offer on additional space, will be adequate to meet our current and foreseeable future needs.

        We also lease approximately 40,000 square feet for our Support Office in Nashville, Tennessee. The lease expires in 2014. We are currently assessing various options for office space to ensure that when the current lease expires we will have adequate facilities to meet current and foreseeable future needs.

        We also lease regional offices in various cities. These lease agreements generally include renewal and expansion options, and we believe that these facilities are adequate to meet our current and foreseeable future needs.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock is traded on the NASDAQ Global Select Market under the symbol "STAN." The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on the NASDAQ Global Select Market.

	2012		2011
	Sales Price		Sales Price
Quarter Ended	High	Low	High	Low
March 31	$20.81	$17.00	$19.40	$16.88
June 30	$21.52	$18.33	$17.88	$14.88
September 30	$24.31	$20.87	$17.07	$14.87
December 31	$23.87	$20.68	$18.97	$14.83

Holders

        As of March 6, 2013, there were 2,419 holders of our common stock, based on the number of record holders of our common stock and an estimate of the number of individual participants represented by security position listings.

Dividends

        We did not pay a cash dividend in respect of our common stock in 2012 or 2011. By the terms of our Senior Credit Facility, we are restricted from paying cash dividends on our capital stock while such facility is in effect.

        There are no restrictions on the ability of our wholly owned subsidiaries to pay cash dividends to us.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of Securities to be Based Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by securities holders	730,526	$0.06	0
Equity compensation plans not approved by securities holders	—	—	—

Total	730,526	$0.06	0

Stock Repurchases

        In June 2011, our Board of Directors authorized us to repurchase shares of our common stock, on the open market, up to $20.0 million in aggregate and cancelled a prior authorization from 2008.

2012 Stock Repurchases

        There were no stock repurchases for the year ended December 31, 2012. As of December 31, 2012, $12.5 million remained available for stock repurchases under the June 2011 authorization by the Board of Directors.

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

        During the fourth quarter of 2011, we repurchased 147,600 shares from third party shareholders at an average price of $17.02 per share, including average commissions of $0.03 per share, on the open market. The total value of the fourth quarter transactions was $2.5 million. At December 31, 2011, no shares were held as treasury stock and all repurchased shares were returned to authorized and unissued shares.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table presents selected historical consolidated financial data as of December 31, 2012, 2011 and 2010, derived from our audited consolidated financial statements, which are included elsewhere herein. The table also presents selected historical consolidated financial data as of December 31, 2009 and 2008 derived from our audited consolidated financial statements, which are not included herein. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Result of Operations" and the historical consolidated financial statements and notes thereto for years 2012, 2011 and 2010 which are included elsewhere herein. The historical results do not necessarily indicate results expected for any future period.

        On October 2, 2012, we completed our acquisition (the "Central Merger") of Central Parking Corporation ("Central"). Our consolidated results of operations for the twelve months ended December 31, 2012 include Central's results of operations for the period October 2, 2012 through December 31, 2012. Our consolidated results of operations for the twelve months ended December 31, 2011 and 2010 do not include amounts related to Central's results of operations.

        The results of operations for the historical periods included in the following table are not necessarily indicative of the results to be expected for future periods. In addition, see Item 1A. "Risk

Factors" of this Annual Report on Form 10-K for a discussion of risk factors that could impact our future results.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Statement of Operations Data:
Parking services revenue:
Lease contracts	$250,355	$147,510	$138,664	$140,441	$154,311
Management contracts	230,501	173,725	171,331	153,382	145,828
Reimbursed management contract revenue	473,082	408,427	411,148	401,671	400,621

Total revenue	953,938	729,662	721,143	695,494	700,760
Cost of parking services:
Lease contracts	230,262	136,494	128,613	130,897	140,058
Management contracts	140,843	96,159	94,481	84,167	69,285
Reimbursed management contract expense	473,082	408,427	411,148	401,671	400,621

Total cost of parking services	844,187	641,080	634,242	616,735	609,964
Gross profit:
Lease contracts	20,093	11,016	10,051	9,544	14,253
Management contracts	89,658	77,566	76,850	69,215	76,543

Total gross profit	109,751	88,582	86,901	78,759	90,796
General and administrative expenses	86,663	48,297	47,878	44,707	47,619
Depreciation and amortization	13,241	6,618	6,074	5,828	6,059

Operating income	9,847	33,667	32,949	28,224	37,118
Interest expense	8,449	4,691	5,335	6,012	6,476
Interest income	(382)	(537)	(249)	(268)	(173)

	8,067	4,154	5,086	5,744	6,303

Income before income taxes	1,780	29,513	27,863	22,480	30,815
Income tax (benefit) expense	(2,374)	11,235	10,755	8,265	11,622

Net income	4,154	18,278	17,108	14,215	19,193
Less: Net income attributable to noncontrolling interest(1)	1,034	378	268	123	148

Net income attributable to Standard Parking Corporation(2)	$3,120	$17,900	$16,840	$14,092	$19,045

Balance Sheet Data (at end of year):
Cash and cash equivalents	$28,450	$13,220	$7,305	$8,256	$8,301
Total assets(3)	890,947	257,073	255,632	242,754	229,241
Total debt(4)	310,474	82,013	97,902	113,211	125,064
Total Standard Parking Corporation stockholders' equity(5)	196,504	49,727	36,878	14,749	1,017

(1)
Reflects the retrospective adoption, effective January 1, 2009, of Financial Accounting Standards Board Accounting Standards Codification Topic 810, Consolidation (formerly FAS 160) ("ASC 810"). Upon adoption of ASC 810, we reclassified minority interests in our consolidated balance sheet from accrued expenses to noncontrolling interests in the equity section. Additionally, we changed the way noncontrolling interests are presented within the consolidated statement of income such that the statement of income reflects results attributable to both our interests and noncontrolling interests. While the accounting provisions of ASC 810 are being applied prospectively beginning January 1, 2009, the presentation and disclosure requirements have been applied retrospectively. The results attributable to our interests did not change upon the adoption of ASC 810.

(2)
Net income attributable to Standard Parking Corporation includes the following significant amounts from the Central Merger: Total revenue, excluding reimbursed revenue, of $127.8 million; Total cost of parking services, excluding reimbursed expense, of $190.0 million; and General and administrative expenses of $24.6 million.

(3)
Includes total assets as of December 31, 2012 included the impact of the addition of significant assets acquired in the Central Merger of $624.9 million.

(4)
Total long-term debt, including current portion as of December 31, 2012, includes $217.7 million of debt, net of cash acquired, assumed in the Central Merger.

(5)
Total Standard Parking Corporation stockholders' equity as of December 31, 2012 includes approximately $140.7 million related to the issuance of our common stock for the Central Merger.

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

Explanatory Note

        On October 2, 2012, we completed our acquisition (the "Central Merger") of Central Parking Corporation ("Central"). Central, together with its affiliates, was a leading provider of parking and related services, which operated parking facilities in 38 states, the District of Columbia and Puerto Rico and provided ancillary products and services, including parking consulting, shuttle, valet, on-street and parking meter enforcement and billing and collection services. Our consolidated results of operations for the twelve months ended December 31, 2012 include Central's results of operations for the period October 2, 2012 through December 31, 2012. Our consolidated results of operations for the twelve months ended December 31, 2011 and 2010 do not include amounts related to Central's results of operations.

Overview

  Our Business

        We manage parking facilities in urban markets and at airports across the United States, Puerto Rico and in four Canadian provinces. We typically enter into contractual relationships with property owners or managers as opposed to owning facilities.

        We operate our clients' properties through two types of arrangements: management contracts and leases. Under a management contract, we typically receive a base monthly fee for managing the facility, and we may also receive an incentive fee based on the achievement of facility performance objectives. We also receive fees for ancillary services. Typically, all of the underlying revenues and expenses under a standard management contract flow through to our clients rather than to us. However, some management contracts, which are referred to as "reverse" management contracts, usually provide for larger management fees and require us to pay various costs. Under lease arrangements, we generally pay to the property owner either a fixed annual rent, a percentage of gross customer collections or a combination thereof. We collect all revenues under lease arrangements and we are responsible for most operating expenses, but we are typically not responsible for major maintenance, capital expenditures or real estate taxes. Margins for lease contracts vary significantly, not only due to operating performance, but also due to variability of parking rates in different cities and varying space utilization by parking facility type and location. As of December 31, 2012, we operated 78% of our locations under management contracts and 22% under leases.

        In evaluating our financial condition and operating performance, management's primary focus is on our gross profit, total general and administrative expense and general and administrative expense as a percentage of our gross profit. Although the underlying economics to us of management contracts and leases are similar, the manner in which we are required to account for them differs. Revenue from leases includes all gross customer collections derived from our leased locations (net of parking tax), whereas revenue from management contracts only includes our contractually agreed upon management fees and amounts attributable to ancillary services. Gross customer collections at facilities under management contracts, therefore, are not included in our revenue. Accordingly, while a change in the proportion of our operating agreements that are structured as leases versus management contracts may cause significant fluctuations in reported revenue and expense of parking services, that change will not artificially affect our gross profit. For example, excluding Central as of December 31, 2012, 91% of our locations were operated under management contracts and 86.4% of our gross profit for the year ended December 31, 2012 was derived from management contracts. Excluding Central, only 52.7% of total revenue (excluding reimbursed management contract revenue), however, was from management contracts because under those contracts the revenue collected from parking customers belongs to our clients. Therefore, gross profit and total general and administrative expense, rather than revenue, are management's primary focus.

  Business Developments

        In addition to the Central Merger completed on October 2, 2012, recent business developments included the following:

        We have significant operations in New Jersey, New York and other areas that have been impacted by Hurricane Sandy. Although it is premature to quantify the total reduction in revenues or net income related to Hurricane Sandy, we expect that our business and financial results will be adversely impacted. We have engaged forensic accountants to assist in the process of identifying and quantifying the total revenue reduction and property damage that we have sustained from the hurricane. As of March 6, 2013, no amounts have been recorded related to the deductible portion of our casualty insurance program that we expect to incur in connection with the hurricane-related insurance claim that we will file.

        On September 26, 2012, the United States Department of Justice filed suit in the United District Court for the District of Columbia challenging the Central Merger under U.S. antitrust law. Simultaneously with the filing of the lawsuit, DOJ filed papers settling the case. The terms of the settlement were set forth in an Asset Preservation Stipulation and Order, which was signed by the Court, and a Proposed Final Judgment, which was subsequently entered as a Final Judgment by the Court. Under the terms of those documents we are divesting (or have already divested) contracts covering 107 off-street parking facilities. As of March 12, 2013, 100 divestitures had been completed. The contracts, which include both leases and management agreements, have been or will be sold, terminated or permitted to expire without renewal. The divestitures of the contracts required by these agreements could have an adverse effect on our revenues.

  General Business Trends

        We believe that sophisticated commercial real estate developers and property managers and owners recognize the potential for parking and related services to be a profit generator rather than a cost center. Often, the parking experience makes both the first and the last impressions on their properties' tenants and visitors. By outsourcing these services, they are able to capture additional profit by leveraging the unique operational skills and controls that an experienced parking management company can offer. Our ability to consistently deliver a uniformly high level of parking and related services and maximize the profit to our clients improves our ability to win contracts and retain existing locations. Our location retention rate, excluding Central, for the twelve-month periods ended December 31, 2012 and December 31, 2011 was approximately 89% and 91%, respectively, which also reflects our decision not to renew, or terminate, unprofitable contracts and sales required to be made by the Department of Justice in connection with the Central Merger.

        Excluding Central, for the year ended December 31, 2012 compared to the year ended December 31, 2011, average gross profit per location did not change significantly from $41.1 thousand in 2011 compared to $41.7 thousand in 2012.

  Summary of Operating Facilities

        We focus our operations in core markets where a concentration of locations improves customer service levels and operating margins. The following table reflects our facilities operated at the end of the years indicated:

	December 31, 2012(1)	December 31, 2011	December 31, 2010
Managed facilities	3,325	1,953	1,907
Leased facilities	939	201	212

Total facilities	4,264	2,154	2,119

(1)
Includes 1,388 Managed facilities, 754 Leased facilities and 2,142 Total facilities acquired in the Central Merger. We have partial ownership interest in four Lease facilities and two Managed facilities acquired in the Central Merger.

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

Results of Operations

  Fiscal 2012 Compared to Fiscal 2011

        As noted previously, the financial results for the year ended December 31, 2012 include only approximately three months of operations related to the acquired Central operations due to the timing of the closing of the Central Merger on October 2, 2012. The financial results for the year ended December 31, 2011 do not include any amounts related to Central. To help understand the operating results for the periods, the term "Central operations" refers to the results of Central on a stand-alone basis for the period from October 2, 2012 to December 31, 2012 and the term "Standard operations" refers to the results of Standard on a stand-alone basis and not inclusive of results from the acquired operations of Central for the twelve months ended December 31, 2012.

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

        Our business is managed based on regions administered by executive vice presidents. The following is a summary of revenues (excluding reimbursed management contract revenue) by region for the years ended December 31, 2012 and 2011. Information related to prior years has been recast to conform to the current regional alignment.

        Region One encompasses operations in Connecticut, Delaware, District of Columbia, Illinois, Indiana, Kansas, Kentucky, Maine, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Virginia, West Virginia and Wisconsin.

        Region Two encompasses event planning and transportation, and our technology-based parking and traffic management systems.

        Region Three encompasses operations in Canada, Arizona, California, Colorado, Hawaii, Nevada, New Mexico, Oregon, Utah, Washington, and Wyoming.

        Region Four encompasses all major airport and transportation operations nationwide.

        Region Five encompasses Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, Oklahoma, Puerto Rico, Tennessee, and Texas.

        "Other" consists of ancillary revenue that is not specifically identifiable to a region and insurance reserve adjustments related to prior years.

        The following tables present the material factors that impact our financial statements on an operating segment basis.

        Segment revenue information is summarized as follows:

	Year Ended December 31,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	Amount	%
	(In millions)
Lease contract revenue:
New location	$2.6	$0.3	$—	$—	$4.0	$0.7	$0.2	$—	$10.1	$—	$—	$—	$16.9	$1.0	$15.9	1590.0
Contract expirations	0.8	3.4	—	—	0.2	2.2	0.4	0.6	1.2	1.8	—	—	2.6	8.0	(5.4)	(67.5)
Same location	70.2	66.8	—	—	18.8	17.5	41.4	38.0	14.8	13.8	—	—	145.2	136.1	9.1	6.7
Conversions	1.1	1.5	—	—	—	—	0.9	0.9	—	—	—	—	2.0	2.4	(0.4)	(16.7)
Acquisition	59.1	—	1.4	—	7.7	—	—	—	15.6	—	(0.1)	—	83.7	—	83.7	—

Total lease contract revenue	$133.8	$72.0	$1.4	$—	$30.7	$20.4	$42.9	$39.5	$41.7	$15.6	$(0.1)	$—	$250.4	$147.5	$102.9	69.8

Management contract revenue:
New location	$6.5	$1.5	$6.4	$0.1	7.0	$1.9	$2.7	$0.9	$2.0	$0.8	$—	$—	$24.6	$5.2	$19.4	373.1
Contract expirations	2.6	8.8	1.2	0.3	3.6	8.8	—	1.2	0.5	1.5	—	—	7.9	20.6	(12.7)	(61.7)
Same location	41.0	39.2	8.6	8.8	43.2	43.1	45.7	45.4	13.5	9.8	1.2	1.0	153.2	147.3	5.9	4.0
Conversions	0.7	0.6	—	—	—	—	—	—	—	—	—	—	0.7	0.6	0.1	16.7
Acquisition	15.1	—	5.4	—	5.4	—	13.0	—	6.2	—	(1.0)	—	44.1	—	44.1	—

Total management contract revenue	$65.9	$50.1	$21.6	$9.2	$59.2	$53.8	$61.4	$47.5	$22.2	$12.1	$0.2	$1.0	$230.5	$173.7	$56.8	32.7

        Parking services revenue—lease contracts.    Lease contract revenue increased $102.9 million, or 69.8%, to $250.4 million for the year ended December 31, 2012, compared to $147.5 million for the year-ago period. The increase in lease contract revenue consisted of an increase from the Standard operations of $19.2 million, or 13.0%, and $83.7 million from the Central operations. The increase resulted primarily from increases in revenue from new locations and acquisitions, partially offset by decreases in revenue from contract expirations and fewer locations that converted from management contracts during the current year. Same location revenue for those facilities, which as of December 31, 2012 are the comparative periods for the two years presented, increased 6.7%. The increase in same location revenue was due to increases in short-term parking revenue of $7.9 million, or 8.0%, and increases in monthly parking revenue of $1.2 million, or 3.0%. Revenue associated with contract expirations relates to contracts that expired during the current period.

        Parking services revenue—management contracts.    Management contract revenue increased $56.8 million, or 32.7%, to $230.5 million for the year ended December 31, 2012, compared to $173.7 million for the year-ago period. The increase in management contact revenue consisted of an increase from the Standard operations of $12.7 million, or 7.3%, and $44.1 million from the Central operations. The increase resulted primarily from increases in revenue from new locations, acquisitions and conversions, which was partially offset by the decrease in contract expirations. Same location revenue for those facilities, which as of December 31, 2012 are the comparative periods for the two years presented, increased 5.9%, primarily due to increased fees from reverse management locations and ancillary services.

        Reimbursed management contract revenue.    Reimbursed management contract revenue increased $64.7 million, or 15.8%, to $473.1 million for the year ended December 31, 2012, compared to $408.4 million in the year-ago period. This increase resulted from an increase in reimbursements for costs incurred on behalf of owners.

        Lease contract revenue increased primarily due to new locations and same locations in regions one, three, four and five, combined with acquisitions in regions one, two, three and five. This was partially offset by decreases in contract expirations in regions one, three, four and five. Same location revenue increases for the aforementioned regions were primarily due to increases in short-term and monthly parking revenue.

        Management contract revenue increased primarily due to new locations and acquisitions in all five operating regions, combined with same location revenue in regions one, three, four, five and other. This was partially offset by contract expirations in all five operating regions and same locations in region two. The increases in same location revenue were primarily due to an increase in fees from reverse management locations and ancillary services. For comparability purposes, revenue associated with contract expirations relate to the contracts that expired during the current period.

        Segment cost of parking services information is summarized as follows:

	Year Ended December 31,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	Amount	%
	(In millions)
Cost of parking services lease contracts:
New location	$2.3	$0.3	$—	$—	$4.1	$0.7	$0.2	$—	$9.6	$—	$—	$—	$16.2	$1.0	$15.2	1520.0
Contract expirations	0.8	3.2	—	—	0.2	2.2	0.4	0.7	1.1	1.7	—	—	2.5	7.8	(5.3)	(67.9)
Same location	66.1	61.5	—	—	16.8	15.6	38.5	35.3	13.8	13.0	(1.1)	(0.1)	134.1	125.3	8.8	7.0
Conversions	1.0	1.6	—	—	—	—	0.8	0.8	—	—	—	—	1.8	2.4	(0.6)	(25.0)
Acquisition	56.4	—	1.3	—	7.4	—	(0.2)	—	12.3	—	(1.5)	—	75.7	—	75.7	—

Total cost of parking services lease contracts	$126.6	$66.6	$1.3	$—	$28.5	$18.5	$39.7	$36.8	$36.8	$14.7	$(2.6)	$(0.1)	$230.3	$136.5	$93.8	68.7

Cost of parking services management contracts:
New location	$3.4	$0.9	$5.4	$—	$4.5	$1.1	$3.1	$1.6	$0.9	$0.3	$—	$—	$17.3	$3.9	$13.4	343.6
Contract expirations	1.1	5.0	0.9	0.4	2.0	5.3	—	1.0	0.9	0.4	—	—	4.9	12.1	(7.2)	(59.5)
Same location	18.6	17.2	6.8	6.8	25.0	24.2	29.5	28.7	8.8	4.9	(1.0)	(1.7)	87.7	80.1	7.6	9.5
Conversions	0.1	0.1	—	—	—	—	—	—	—	—	—	—	0.1	0.1	—	—
Acquisition	10.3	—	4.7	—	4.5	—	10.9	—	3.6	—	(3.2)	—	30.8	—	30.8	—

Total cost of parking services management contracts	$33.5	$23.2	$17.8	$7.2	$36.0	$30.6	$43.5	$31.3	$14.2	$5.6	$(4.2)	$(1.7)	$140.8	$96.2	$44.6	46.4

        Cost of parking services—lease contracts.    Cost of parking services for lease contracts increased $93.8 million, or 68.7%, to $230.3 million for the year ended December 31, 2012, compared to $136.5 million for the year-ago period. The increase in cost of parking services for lease contracts consisted of an increase from the Standard operations of $18.1 million, or 13.3%, and $75.7 million from the Central operations. The increase resulted primarily from increases in costs from new locations and acquisitions, which was partially offset by decreases in contract expirations and fewer locations that converted from management contracts during the current year. Same location costs for those facilities, which as of December 31, 2012 are the comparative for the two years presented, increased 7.0%. Same location costs increased $9.4 million due to rent expense, primarily as a result of contingent rental payments on the increase in revenue for same locations, payroll and payroll related costs of $0.4 million, $0.1 million related to other operating costs, offset by $1.1 million due to a favorable health insurance dividend related to prior years.

        Cost of parking services—management contracts.    Cost of parking services for management contracts increased $44.6 million, or 46.4%, to $140.8 million for the year ended December 31, 2012, compared to $96.2 million for the year-ago period. The increase in cost of parking services for management contracts consisted of an increase from the Standard operations of $13.8 million, or 14.3%, and $30.8 million from the Central operations. The increase resulted from increases in costs related to new reverse management locations and acquisitions, which was partially offset by decreases in contract expirations. Same location costs for those facilities, which as of December 31, 2012 are the comparative for the two years presented, increased 9.5%. Same location increase in operating expenses for management contracts primarily resulted from increases in costs associated with reverse management contracts and the cost of providing management services. Same location cost also includes an unfavorable change in net insurance loss experience reserve estimates relating to prior years of $0.6 million and a favorable health insurance dividend related to prior years of $0.9 million.

        Reimbursed management contract expense.    Reimbursed management contract revenue increased $64.7 million, or 15.8%, to $473.1 million for the year ended December 31, 2012, compared to $408.4 million in the year-ago period. This increase resulted from an increase in reimbursements for costs incurred on behalf of owners.

        Cost of parking services for lease contracts increased primarily due to new locations and same locations in regions one, three, four and five, combined with acquisitions in regions one, two, three and five, which was partially offset by contract expirations in regions one, three, four and five, conversions in region one, same locations in the other region and acquisitions in regions four and other. Same location cost increased primarily due to increases in contingent rent payments on the increase in revenue, payroll and payroll related costs, other operating costs, offset by a favorable health insurance dividend related to prior years. The other region amounts in same location primarily represent a favorable health insurance dividend related to prior years and costs that are not specifically identifiable to a region.

        Cost of parking services for management contracts increased due to new locations and acquisitions in all five operating regions, combined with increases in same locations in regions one, three, four, five, and other, contract expirations in regions two. Partially offsetting, were decreases due to contract expirations in regions one, three and four, and same locations and acquisitions in the other region. Same location cost increases primarily resulted from increases in costs associated with reverse management contracts and the cost of providing management services. The other region amounts in same location primarily represent prior year insurance reserve adjustments, a favorable health insurance dividend related to prior years and costs that are not specifically identifiable to a region.

        Segment gross profit/gross profit percentage information is summarized as follows:

	Year Ended December 31,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	Amount	%
	(In millions)
Gross profit lease contracts:
New location	$0.3	$—	$—	$—	$(0.1)	$—	$—	$—	$0.5	$—	$—	$—	$0.7	$—	$0.7	—
Contract expirations	—	0.2	—	—	—	—	—	(0.1)	0.1	0.1	—	—	0.1	0.2	(0.1)	(50.0)
Same location	4.1	5.3	—	—	2.0	1.9	2.9	2.7	1.0	0.8	1.1	0.1	11.1	10.8	0.3	2.8
Conversions	0.1	(0.1)	—	—	—	—	0.1	0.1	—	—	—	—	0.2	—	0.2	—
Acquisition	2.7	—	0.1	—	0.3	—	0.2	—	3.3	—	1.4	—	8.0	—	8.0	—

Total gross profit lease contracts	$7.2	$5.4	$0.1	$—	$2.2	$1.9	$3.2	$2.7	$4.9	$0.9	$2.5	$0.1	$20.1	$11.0	$9.1	82.7

	(Percentages)
Gross profit percentage lease contracts:
New location	11.5	—	—	—	(2.5)	—	—	—	5.0	—	—	—	4.1	—
Contract expirations	—	5.9	—	—	—	—	—	(16.7)	8.3	5.6	—	—	3.8	2.5
Same location	5.8	7.9	—	—	10.6	10.9	7.0	7.1	6.8	5.8			7.6	7.9
Conversions	9.1	(6.7)	—	—	—	—	11.1	11.1	—	—	—	—	10.0	—
Acquisition	4.6	—	7.1	—	3.9	—	—	—	21.2	—	(1400.0)	—	9.6	—

Total gross profit percentage	5.4	7.5	7.1	—	7.2	9.3	7.5	6.8	11.8	5.8	(2500.0)	—	8.0	7.5

	(In millions)
Gross profit management contracts:
New location	$3.1	$0.6	$1.0	$0.1	$2.5	$0.8	$(0.4)	$(0.7)	$1.1	$0.5	$—	$—	$7.3	$1.3	$6.0	461.5
Contract expirations	1.5	3.8	0.3	(0.1)	1.6	3.5	—	0.2	(0.4)	1.1	—	—	3.0	8.5	(5.5)	(64.7)
Same location	22.4	22.0	1.8	2.0	18.2	18.9	16.2	16.7	4.7	4.9	2.2	2.7	65.5	67.2	(1.7)	(2.5)
Conversions	0.6	0.5	—	—	—	—	—	—	—	—	—	—	0.6	0.5	0.1	20.0
Acquisition	4.8	—	0.7	—	0.9	—	2.1	—	2.6	—	2.2	—	13.3	—	13.3	—

Total gross profit management contracts	$32.4	$26.9	$3.8	$2.0	$23.2	$23.2	$17.9	$16.2	$8.0	$6.5	$4.4	$2.7	$89.7	$77.5	$12.2	15.7

	(Percentages)
Gross profit percentage management contracts:
New location	47.7	40.0	15.6	100.0	35.7	42.1	(14.8)	(77.8)	55.0	62.5	—	—	29.7	25.0
Contract expirations	57.7	43.2	25.0	(33.3)	44.4	39.8	—	16.7	(80.0)	73.3	—	—	38.0	41.3
Same location	54.6	56.1	20.9	22.7	42.1	43.9	35.4	36.8	34.8	50.0	183.3	270.0	42.8	45.6
Conversions	85.7	83.3	—	—	—	—	—	—	—	—	—	—	85.7	83.3
Acquisition	42.9	—	25.9	—	33.3	—	50.0	—	55.3	—	(220.0)	—	54.3	—

Total gross profit percentage	52.3	53.7	20.1	21.7	41.1	43.1	34.0	34.1	38.6	53.7	2200.0	270.0	42.5	44.6

        Gross profit—lease contracts.    Gross profit for lease contracts increased $9.1 million, or 82.7%, to $20.1 million for the year ended December 31, 2012, compared to $11.0 million for year-ago period. The increase in gross profit for lease contracts consisted of an increase from the Standard operations of $1.1 million, or 10%, and $8.0 million from the Central operations. Gross profit percentage for lease contracts increased to 8.0% for the year ended December 31, 2012, compared to 7.5% for the year-ago period. Gross profit lease contracts increases were primarily the result of new locations, same locations, acquisitions and conversions, partially offset by contract expirations. Gross profit lease contracts increases on same locations were primarily the result of increases in short-term and monthly parking revenue and a favorable health insurance dividend related to prior years. Gross profit percentage on acquisitions and new locations accounted for most of the increase on a percentage basis.

        Gross profit—management contracts.    Gross profit for management contracts increased $12.2 million, or 15.7%, to $89.7 million for the year ended December 31, 2012, compared to $77.5 million in for the year-ago period. The increase in gross profit for management contracts consisted of a decrease from the Standard operations of $1.1 million, or 1.4%, and an increase of $13.3 million from Central operations. Gross profit percentage for management contracts decreased to 42.5% for the year ended December 31, 2012, compared to 44.6% for the year-ago period. Gross profit for management contracts increases were primarily the result of new locations, acquisitions and conversions, offset by same locations and contract expirations. Gross profit management contracts decreases on same locations were primarily the result of increases in costs associated with reverse management contracts and the cost of providing management services. Gross profit percentage on same locations and contract expirations accounted for most of the decline on a percentage basis.

        Gross profit for lease contracts increased primarily due to new locations in regions one and five, conversions in region one, same locations in regions three, four, five and other, contract expirations in region four and acquisitions in all regions. Partially offsetting, were contract expirations and same locations in region one, and new locations in region three. Gross profit lease contracts on same locations increased primarily due to increases in short-term and monthly parking revenue and a favorable health insurance dividend related to prior years.

        Gross profit for management contracts increased primarily due to new locations in all five operating regions, conversions and same locations in region one, contract expirations in region two and acquisitions in all regions. Partially offsetting, were contract expirations in regions one, three, four and five, combined with same locations in regions two, three, four, five and other. Gross profit for management contracts decreases on same locations were primarily the result of increases in costs associated with reverse management contracts and the cost of providing management services. The other region amounts in same location primarily represent prior year insurance reserve adjustments, a favorable health insurance dividend related to prior years and amounts that are not specifically identifiable to a specific region.

        General and administrative expenses.    General and administrative expenses increased $38.4 million, or 79.4%, to $86.7 million for year ended December 31, 2012, compared to $48.3 million for the year-ago period. This increase was primarily related to professional fees incurred in connection with the merger with Central of $26.9 million, additional RSU grants of $0.7 million, the addition of general and administrative expenses related to Central of $14.5 million partially offset by cost savings from process efficiencies of $1.8 million, acquisition earn-out liability valuation changes of $0.7 million and a favorable health insurance dividend related to prior years of $1.2 million.

        Interest expense.    Interest expense increased $3.7 million, or 80.1%, to $8.4 million for the year ended December 31, 2012, as compared to $4.7 million in the year-ago period. This increase resulted primarily from an increase in borrowings and the write-off of our interest rate cap in connection with the extinguishment of debt related to our former Amended and Restated Credit Agreement, dated as of July 15, 2008.

        Interest income.    Interest income decreased $0.1 million, or 28.9%, to $0.4 million for the year ended December 31, 2012, as compared to $0.5 million in the year-ago period. This decrease resulted primarily from a decrease in interest income received on deficiency payments related to Bradley.

        Income tax expense.    Income tax expense decreased $13.6 million, or 121.1%, to a tax benefit of $2.4 million for the year ended December 31, 2012, as compared to $11.2 million of tax expense for the year ended December 31, 2011. Our effective tax rate was (133.3)% for the year ended December 31, 2012 and 38.1% for the year ended December 31, 2011. The $2.4 million tax benefit was primarily due to the reversal of a FIN 48 tax reserve in the amount of $8.1 million which was offset with $5.7 million of tax expense.

Results of Operations

  Fiscal 2011 Compared to Fiscal 2010

        Segment revenue information is summarized as follows:

	Year Ended December 31,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	Amount	%
	(In millions)
Lease contract revenue:
New location	$4.6	$1.4	$—	$—	$1.7	$0.6	$—	$—	$—	$—	$—	$—	$6.3	$2.0	$4.3	215.0
Contract expirations	0.8	4.0	—	—	0.2	0.8	—	1.0	0.3	0.5	—	—	1.3	6.3	(5.0)	(79.4)
Same location	59.4	58.0	—	—	16.4	15.6	39.5	38.4	15.3	14.3	—	—	130.6	126.3	4.3	3.4
Conversions	7.2	3.5	—	—	2.1	0.6	—	—	—	—	—	—	9.3	4.1	5.2	126.8

Total lease contract revenue	$72.0	$66.9	$—	$—	$20.4	$17.6	$39.5	$39.4	$15.6	$14.8	$—	$—	$147.5	$138.7	$8.8	6.3

Management contract revenue:
New location	$6.1	$0.9	$1.4	$0.1	$5.1	$1.4	$20.0	$14.0	$1.6	$0.5	$—	$—	$34.2	$16.9	$17.3	102.4
Contract expirations	2.0	6.2	—	11.5	2.3	6.5	1.0	1.7	0.6	2.3	—	—	5.9	28.2	(22.3)	(79.1)
Same location	41.9	37.0	7.8	3.2	46.4	45.2	26.5	29.3	9.9	10.2	1.0	0.9	133.5	125.8	7.7	6.1
Conversions	0.1	0.3	—	—	—	0.1	—	—	—	—	—	—	0.1	0.4	(0.3)	(75.0)

Total management contract revenue	$50.1	$44.4	$9.2	$14.8	$53.8	$53.2	$47.5	$45.0	$12.1	$13.0	$1.0	$0.9	$173.7	$171.3	$2.4	1.4

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

        Lease contract revenue increased primarily due to conversions and new locations in regions one and three, combined with same location revenue in regions one, three, four and five. This was partially offset by decreases in contract expirations in regions one, three, four and five. Same location revenue increases for the aforementioned regions were primarily due to increases in short-term parking revenue and monthly parking revenue.

        Management contract revenue increased primarily due to new location revenue in all five operating regions and same location revenue in regions one, two, three and other. This was offset with by contract expirations in all five operating regions, conversion in regions one and three and same location revenue declines in regions four and five. The increases in same location revenue were primarily due to an increase in fees from reverse management locations and ancillary services. For comparability purposes, revenue associated with contract expirations relate to the contracts that expired during the current period.

        Segment cost of parking services information is summarized as follows:

	Year Ended December 31,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	Amount	%
	(In millions)
Cost of parking services lease contracts:
New location	$4.1	$1.2	$—	$—	$1.7	$0.6	$—	$—	$—	$—	$—	$—	$5.8	$1.8	$4.0	222.2
Contract expirations	0.8	3.8	—	—	0.2	0.6	0.2	1.1	0.3	0.5	—	—	1.5	6.0	(4.5)	(75.0)
Same location	54.5	53.4	—	—	14.7	14.1	36.6	35.4	14.4	13.7	(0.1)	(0.2)	120.1	116.4	3.7	3.2
Conversions	7.2	3.8	—	—	1.9	0.6	—	—	—	—	—	—	9.1	4.4	4.7	106.8

Total cost of parking services lease contracts	$66.6	$62.2	$—	$—	$18.5	$15.9	$36.8	$36.5	$14.7	$14.2	$(0.1)	$(0.2)	$136.5	$128.6	$7.9	6.1

Cost of parking services management contracts:
New location	$2.7	$0.3	$0.9	$0.1	$3.0	$0.8	$19.5	$12.9	$0.5	$0.2	$—	$—	$26.6	$14.3	$12.3	86.0
Contract expirations	1.2	3.4	—	9.7	1.4	2.5	0.8	1.4	0.2	0.8	—	—	3.6	17.8	(14.2)	(79.8)
Same location	19.3	15.6	6.3	1.7	26.2	25.7	11.0	13.8	4.9	5.8	(1.7)	(0.2)	66.0	62.4	3.6	5.8
Conversions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Total cost of parking services management contracts	$23.2	$19.3	$7.2	$11.5	$30.6	$29.0	$31.3	$28.1	$5.6	$6.8	$(1.7)	$(0.2)	$96.2	$94.5	$1.7	1.8

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

        Cost of parking services for lease contracts increased primarily due to new locations in regions one and three, combined with same locations in regions one, three, four and five and conversion in regions one and three, which was partially offset by contract expirations in regions one, three, four and five.

Same location cost increased primarily due to increases in payroll, payroll related costs, increases in contingent rent payments on the increase in revenue, and other operating costs.

        Cost of parking services for management contracts increased in all five operating regions due to new locations, combined with increases in same locations for regions one, two and three. Partially offsetting, were decreases due to contract expirations in all five operating regions and same locations in regions four, five and other. Same location cost increases primarily resulted from increases in costs associated with reverse management contracts and the cost of providing management services. The other region amounts in same location primarily represent prior year insurance reserve adjustments and costs that are not specifically identifiable to a region.

        Segment gross profit/gross profit percentage information is summarized as follows:

	Year Ended December 31,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	Amount	%
	(In millions)
Gross profit lease contracts:
New location	$0.5	$0.2	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$0.5	$0.2	$0.3	150.0
Contract expirations	—	0.2	—	—	—	0.2	(0.2)	(0.1)	—	—	—	—	(0.2)	0.3	(0.5)	(166.7)
Same location	4.9	4.6	—	—	1.7	1.5	2.9	3.0	0.9	0.6	0.1	0.2	10.5	9.9	0.6	6.1
	—	(0.3)	—	—	0.2	—	—	—	—	—	—	—	0.2	(0.3)	0.5	(166.7)

Total gross profit lease contracts	$5.4	$4.7	$—	$—	$1.9	$1.7	$2.7	$2.9	$0.9	$0.6	$0.1	$0.2	$11.0	$10.1	$0.9	8.9

	(Percentages)
Gross profit percentage lease contracts:
New location	10.9	14.3	—	—	—	—	—	—	—	—	—	—	7.9	10.0
Contract expirations	—	5.0	—	—	—	25.0	—	(10.0)	—	—	—	—	(15.4)	4.8
Same location	8.2	7.9	—	—	10.4	9.6	7.3	7.8	5.9	4.2			8.0	7.8
	—	(8.6)	—	—	9.5	—	—	—	—	—	—	—	2.2	(7.3)

Total gross profit percentage	7.5	7.0	—	—	9.3	9.7	6.8	7.4	5.8	4.1	—	—	7.5	7.3

	(In millions)
Gross profit management contracts:
New location	$3.4	$0.6	$0.5	$—	$2.1	$0.6	$0.5	$1.1	$1.1	$0.3	$—	$—	$7.6	$2.6	$5.0	192.3
Contract expirations	0.8	2.8	—	1.8	0.9	4.0	0.2	0.3	0.4	1.5	—	—	2.3	10.4	(8.1)	(77.9)
Same location	22.6	21.4	1.5	1.5	20.2	19.5	15.5	5.0	4.4	4.4	2.7	1.1	67.5	63.4	4.1	6.5
Conversions	0.1	0.3	—	—	—	0.1	—	—	—	—	—	—	0.1	0.4	(0.3)	(75.0)

Total gross profit management contracts	$26.9	$25.1	$2.0	$3.3	$23.2	$24.2	$16.2	$6.5	$6.2	$6.2	$2.7	$1.1	$77.5	$76.8	$0.7	0.9

	(Percentages)
Gross profit percentage management contracts:
New location	55.7	66.7	35.7	—	41.2	42.9	2.5	7.9	68.8	60.0	—	—	22.2	15.4
Contract expirations	40.0	45.2	—	15.7	39.1	61.5	20.0	17.6	66.7	65.2	—	—	39.0	36.9
Same location	53.9	57.8	19.2	46.9	43.5	43.1	58.5	52.9	50.5	43.1	270.0	122.2	50.6	50.4
Conversions	100.0	100.0	—	—	—	100.0	—	—	—	—	—	—	100.0	100.0

Total gross profit percentage	53.7	56.5	21.7	22.3	43.1	45.5	34.1	37.6	53.7	47.7	270.0	122.2	44.6	44.8

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

        Gross profit for lease contracts increased primarily due to new locations in region one, same locations in region one, three and five and conversions in regions one and three. Partially offsetting, were contract expirations in regions one, three and four and same locations in four and other. Gross profit lease contracts on same locations increased primarily due to increases in short-term and monthly parking revenue.

        Gross profit for management contracts increased primarily due to same locations in regions one, three, and other, new locations in regions one, two, three and five, offset by contract expirations in all five operating regions, conversions in regions one and three, and new locations in region four. Gross profit for management contracts increases on same locations were primarily the result of increased revenue associated with increased fees from reverse management locations and ancillary services. The other region amounts in same location primarily represent prior year insurance reserve adjustments and amounts that are not specifically identifiable to a specific region.

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

  Unaudited Quarterly Results

        The following table sets forth our unaudited quarterly consolidated statement of income data for the years ended December 31, 2012 and December 31, 2011. The unaudited quarterly information has been prepared on the same basis as the annual financial information and, in management's opinion, includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information for the quarters presented. Historically, our operating results have varied from quarter to quarter and are expected to continue to fluctuate in the future. These fluctuations have been due to a number of factors, including: general economic conditions in our markets; acquisitions; additions of contracts; expiration and termination of contracts; conversion of lease contracts to management contracts; conversion of management contracts to lease contracts and changes in terms of contracts that are retained and timing of general and administrative expenditures. The operating results for any historical quarter are not necessarily indicative of results for any future period.

	2012 Quarters Ended				2011 Quarters Ended
	March 31	June 30	September 30	December 31(1)	March 31	June 30	September 30	December 31
		(Unaudited)				(Unaudited)
	($ in thousands except share and per share data)
Parking services revenue:
Lease contracts	$37,544	$42,414	$42,969	$127,428	$35,205	$37,193	$37,501	$37,611
Management contracts	47,964	44,372	49,226	88,939	45,954	42,343	43,259	42,169
Reimbursed management contract revenue	103,937	104,160	100,958	164,027	101,124	100,126	106,365	100,812

Total revenue	189,445	190,946	193,153	380,394	182,283	179,662	187,125	180,592
Cost of parking services:
Lease contracts	35,387	38,000	40,108	116,767	33,499	34,286	34,049	34,660
Management contracts	28,492	24,018	30,409	57,924	27,492	23,215	22,489	22,963
Reimbursed management contract revenue	103,937	104,160	100,958	164,027	101,124	100,126	106,365	100,812

Total cost of parking services	167,816	166,178	171,475	338,718	162,115	157,627	162,903	158,435
Gross profit:
Lease contracts	2,157	4,414	2,861	10,661	1,706	2,907	3,452	2,951
Management contracts	19,472	20,354	18,817	31,015	18,462	19,128	20,770	19,206

Total gross profit	21,629	24,768	21,678	41,676	20,168	22,035	24,222	22,157
General and administrative expenses	15,045	14,868	13,846	42,904	11,182	11,597	11,814	13,704
Depreciation and amortization	1,728	1,807	1,723	7,983	1,533	1,677	1,683	1,725

Operating income	4,856	8,093	6,109	(9,211)	7,453	8,761	10,725	6,728
Other expense (income):
Interest expense	1,130	1,132	1,093	5,094	1,169	1,180	1,197	1,145
Interest income	(70)	(135)	(61)	(116)	(60)	(113)	(297)	(67)

	1,060	997	1,032	(4,978)	1,109	1,067	900	1,078
Income before income taxes	3,796	7,096	5,077	(14,189)	6,344	7,694	9,825	5,650
Income tax expense	1,528	2,856	2,623	(9,381)	2,479	3,066	3,760	1,930

Net income	2,268	4,240	2,454	(4,808)	3,865	4,628	6,065	3,720
Less: Net income (loss) attributable to noncontrolling interest	72	85	75	802	86	85	89	118

Net income attributable to Standard Parking Corporation	$2,196	$4,155	$2,379	$(5,610)	$3,779	$4,543	$5,976	$3,602

Common stock data:
Common stock data:
Net income per share:
Basic	$0.14	$0.27	$0.15	$(0.26) (2)	$0.24	$0.29	$0.38	$0.23
Diluted	0.14	0.26	0.15	(0.26) (2)	0.23	0.28	0.37	0.23
Weighted average shares outstanding:
Basic	15,563,914	15,665,263	15,668,129	21,836,583 (2)	15,790,875	15,834,622	15,704,837	15,485,793
Diluted	15,820,118	15,900,659	15,928,685	22,357,602 (2)	16,146,106	16,164,114	16,034,330	15,845,173

(1)
Includes Central operations.

(2)
Includes 6,161,332 shares of common stock issued in connection with the Central Merger.

Liquidity and Capital Resources

  General

        Our primary liquidity and capital resource requirements stem from the cost of our parking services, our capital expenditures, our income taxes, our share repurchases and our debt service. Our primary sources of liquidity have been from sales of our parking services and borrowings under our senior credit facility; and to a much lesser extent, cash from sales of non-core assets and miscellaneous revenues.

  Outstanding Indebtedness

        On December 31, 2012, we had total indebtedness of approximately $314.1 million, an increase of $232.1 million from December 31, 2011. The $314.1 million includes:

  •
  $312.8 million under our Senior Credit Facility (defined below); and

  •
  $1.3 million of other debt including capital lease obligations and obligations on seller notes and other indebtedness.

        We believe that our cash flow from operations, combined with additional borrowing capacity under our senior credit facility, which amounted to $52.2 million at December 31, 2012, will be sufficient to enable us to pay our indebtedness, or to fund other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before their respective maturities. We believe that we will be able to refinance our indebtedness on commercially reasonable terms.

  Senior Credit Facility

        On October 2, 2012, pursuant to the terms of the Agreement and Plan of Merger dated as of February 28, 2012, we completed the Central Merger. Central stockholders received 6,161,332 shares of our common stock and we assumed $217.7 million of Central's debt net of cash acquired. Additionally, Central's former stockholders will be entitled to receive $27.0 million, subject to adjustment, to be paid three years after closing to the extent it is not used to satisfy indemnity obligations.

        In connection with the Central Merger, we entered into a credit agreement (the "Credit Agreement") on February 28, 2012 with Bank of America, N.A., as administrative agent, Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents, U.S. Bank National Association, First Hawaiian Bank and General Electric Capital Corporation, as co-documentation agents, Merrill Lynch, Pierce, Fenner & Smith Inc., Wells Fargo Securities, LLC and J.P. Morgan Securities LLC, as joint lead arrangers and joint book managers, and the lenders party thereto (the "Lenders").

        Pursuant to the terms, and subject to the conditions, of the Credit Agreement, the Lenders have made available to us a new secured Senior Credit Facility ("Senior Credit Facility") that permits aggregate borrowings of $450.0 million consisting of (i) a revolving credit facility of up to $200.0 million at any time outstanding, which includes a letter of credit facility that is limited to $100.0 million at any time outstanding, and (ii) a term loan facility of $250.0 million. The Senior Credit Facility matures on October 2, 2017.

        We drew down the entire amount of the term loan portion of the Senior Credit Facility in connection with the closing of the Central Merger. The $250.0 million obligation is subject to scheduled quarterly amortization of principal based on the following amounts: (i) $22.5 million in the first year, (ii) $22.5 million in the second year, (iii) $30.0 million in the third year, (iv) $30.0 million in the fourth year; and (v) $37.5 million in the fifth year. We also borrowed $72.8 million under the revolving credit facility in connection with the Central Merger closing. We used the proceeds from these borrowings to repay outstanding indebtedness of Standard and Central affiliates. The revolving credit facility has been and will also be used to pay costs and expenses related to the Central Merger and the related financing and to fund ongoing working capital and other general corporate purposes.

        Borrowings under the Senior Credit Facility bear interest, at our option, (i) at a rate per annum based on our consolidated total debt to EBITDA ratio for the 12-month period ending as of the last day of the immediately preceding fiscal quarter, determined in accordance with the applicable pricing levels set forth in the Credit Agreement (the "Applicable Margin") for LIBOR loans, plus the applicable LIBOR rate or (ii) the Applicable Margin for base rate loans plus the highest of (x) the federal funds rate plus 0.5%, (y) the Bank of America prime rate and (z) a daily rate equal to the applicable LIBOR rate plus 1.0%.

        Under the terms of the Credit Agreement, we are required to maintain a maximum consolidated total debt to EBITDA ratio of not greater than 4.5:1.0 (with certain step-downs described in the Credit Agreement). In addition, we are required to maintain a minimum consolidated fixed charge coverage ratio of not less than 1:25:1.0 (with certain step-ups described in the Credit Agreement).

        Events of default under the Credit Agreement include failure to pay principal or interest when due, failure to comply with the financial and operational covenants, the occurrence of any cross default event, non-compliance with other loan documents, the occurrence of a change of control event, and bankruptcy and other insolvency events. If an event of default occurs and is continuing, the Lenders holding a majority of the commitments and outstanding term loan under the Credit Agreement have the right, among others, to (i) terminate the commitments under the Credit Agreement, (ii) accelerate and require us to repay all the outstanding amounts owed under the Credit Agreement and (iii) require us to cash collateralize any outstanding letters of credit.

        Each of our wholly owned domestic subsidiaries (subject to certain exceptions set forth in the Credit Agreement) has guaranteed all existing and future indebtedness and liabilities of the other guarantors and Standard arising under the Credit Agreement.

        We are in compliance with all of our covenants as of December 31, 2012.

        At December 31, 2012, we had $56.0 million of letters of credit outstanding under the Senior Credit Facility, borrowings against the senior credit facility aggregated $312.8 million and we had $52.2 million available under the senior credit facility.

  Former Credit Agreement

        On July 15, 2008, we amended and restated our credit facility (the "Former Credit Agreement"). This $210.0 million revolving senior credit facility included a letter of credit sub-facility with a sublimit of $50.0 million and a swing line sub-facility with a sublimit of $10.0 million. As of May 31, 2012, we entered into an amendment to extend the termination date from June 29, 2013 to October 1, 2013.

        During the year ended December 31, 2012, borrowings under the Former Credit Agreement totaling $71.8 million were repaid. The Former Credit Agreement was replaced with the Senior Credit Agreement as described above. At December 31, 2011, we had $16.8 million of letters of credit outstanding under the Former Credit Agreement, borrowings against the Former Credit Agreement aggregated $80.0 million and we had $61.4 million available under the Former Credit Agreement.

  Interest Rate Swap Transactions

        We do not enter into derivative instruments for any purpose other than cash flow hedging purposes.

        On October 25, 2012, we entered into interest rate swap transactions (collectively, the "Interest Rate Swaps") with each of JPMorgan Chase Bank, Bank of America and PNC Bank, N.A. in an initial aggregate notional amount of $150.0 million (the "Notional Amount"). The Interest Rate Swaps have an effective date of October 31, 2012 and a termination date of September 30, 2017. The Interest Rate Swaps effectively fix the interest rate on an amount of variable interest rate borrowings under the Credit Agreement, originally equal to the Notional Amount at 0.7525% per annum plus the applicable margin rate for LIBOR loans under the Credit Agreement determined based upon Standard's consolidated total debt to EBITDA ratio. The Notional Amount is subject to scheduled quarterly amortization that coincides with quarterly prepayments of principal under the Credit Agreement. These Interest Rate Swaps are classified as cash flow hedges, and we calculate the effectiveness of the hedge on a monthly basis. The ineffective portion of the cash flow hedge is recognized in earnings as an increase of interest expense. As of December 31, 2012, no ineffective portion the cash flow has been recognized. The fair value of the Interest Rate Swaps at December 31, 2012 is $0.8 million and is included in other liabilities.

  Stock Repurchases

        In June 2011, our Board of Directors authorized us to repurchase shares of our common stock, on the open market, up to $20.0 million in aggregate and cancelled a prior authorization from 2008.

2012 Stock Repurchases

        There were no stock repurchases for the year ended December 31, 2012. As of December 31, 2012, $12.5 million remained available for stock repurchases under the June 2011 authorization by the Board of Directors.

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

  Letters of Credit

        At December 31, 2012, we have provided letters of credit totaling $43.7 million to our casualty insurance carriers to collateralize our casualty insurance program.

        As of December 31, 2012, we provided $12.3 million in letters of credit to collateralize other obligations.

  Deficiency Payments

        Pursuant to our obligations with respect to the parking garage operations at Bradley International Airport, we are required to make certain payments for the benefit of the State of Connecticut and for holders of special facility revenue bonds. The deficiency payments represent contingent interest bearing advances to the trustee to cover operating cash flow requirements. The payments, if any, are recorded as a receivable by us for which we are reimbursed from time to time as provided in the trust agreement. As of December 31, 2012, we have a receivable of $14.6 million, comprised of cumulative deficiency payments to the trustee, net of reimbursements. We believe these advances to be fully recoverable and therefore have not recorded a valuation allowance for them. We do not guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.

        We made deficiency payments (net of repayments received) of $1.2 million in the year ended December 31, 2012 compared to deficiency payments (net of repayments received) of $1.3 million made in the year ended December 31, 2011. We did not receive any deficiency repayments from the trustee for premium income in the year ended December 31, 2012 compared to $0.1 million in the year ended December 31, 2011. We received $0.1 million in interest income on deficiency repayments from the trustee in the year ended December 31, 2012 compared to $0.3 in the year ended December 31, 2011 (see Note P to our consolidated financial statements).

  Lease Commitments

        We have minimum lease commitments of $168.3 million for fiscal 2013. The leased properties generate sufficient cash flow to meet the base rent payment.

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

  Net Cash Provided by Operating Activities

        Our primary sources of funds are cash flows from operating activities and changes in operating assets and liabilities. Net cash provided by operating activities totaled $11.4 million for 2012, compared to $35.0 million for 2011. Cash provided during 2012 included $30.6 million from operations which was partially offset by changes in operating assets and liabilities that resulted in a use of $19.2 million. The net decrease in changes in operating assets and liabilities resulted primarily from; (i) a decrease in accrued liabilities of $23.0 million primarily related to Central which included a reversal of a FIN 48 accrued tax liability of $12.3 million, $10.7 million in reductions in accrued rents, payroll, property taxes and related benefits and casualty loss reserves; (ii) an increase in notes and accounts receivables of

$7.2 million; (iii) an increase in accounts payable of $9.1 million which primarily resulted from the timing on payments to our clients and new business that are under management contracts as described under "Daily Cash Collections"; and (iv) a net decrease in prepaid and other assets of $1.9 million.

        Our primary sources of funds are cash flows from operating activities and changes in operating assets and liabilities. Net cash provided by operating activities totaled $35.0 million for 2011, compared to $19.5 million for 2010. Cash provided during 2011 included $31.0 million from operations and changes in operating assets and liabilities of $4.0 million. The net increase in cash resulted primarily from (i) a decrease in notes and accounts receivable by $4.1 million which primarily related to improved customer collections; (ii) an increase in accrued other liabilities of $0.6 million which primarily related an increase in accrued rent partially offset by a decrease in other long-term liabilities; (iii) an increase in accounts payable by $0.8 million which primarily resulted from the timing on payments to our clients and new business that are under management contracts as described under "Daily Cash Collections"; offset by an increase of $0.2 million in prepaid assets primarily related to an increase in prepaid rent and prepaid expenses related to event planning and transportation; and an increase in other assets of $1.3 million primarily related to an increase in the cash surrender values related to the non-qualified deferred compensation plan.

  Net Cash Used in Investing Activities

        Net cash provided by investing activities totaled $21.2 million in 2012 compared to $5.3 million used in 2011. Cash provided in 2012 included $27.7 million from the merger with Central which was offset by $5.0 million for capital investments needed to secure and/or extend lease facilities, investment in information system enhancements and infrastructure, cost of contract purchases of $1.2 million and $0.3 million for contingent payments on previously acquired businesses.

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

  Net Cash Used in Financing Activities

        Net cash used in financing activities totaled $17.4 million in 2012 compared to $23.4 million in 2011. Cash used in financing activities for 2012 included $237.1 million for payment on Central's senior credit facility assumed from the Central Merger, $71.8 million for payment on our Former Credit Agreement; $10.3 million in financing costs incurred on the new Senior Credit Facility, $12.6 million in payments on the Senior Credit Facility, $5.6 million in payments on the term loan facility, $2.1 million in earn-out payments, $0.9 million distributed to non-controlling interests, $0.5 million used for payments on capital leases, and $0.2 million used for payments on other long-term borrowings. Cash provided consisted of $250.0 million in proceeds from the term loan, $72.8 million from the new Senior Credit Facility and $0.5 million from the exercise of stock options and $0.4 million in excess tax benefits related to stock option exercises.

        Net cash used in financing activities totaled $23.4 million in 2011 compared to $12.9 million in 2010. Cash used in financing activities for 2011 included $7.5 million to repurchase our common stock, $0.5 million used for payments on capital leases, $15.2 million use for payments on Senior Credit Facility, $0.2 million used for payments on other long-term borrowings, $0.4 million distributed to non-controlling interest, offset by $0.2 million in proceeds from the exercise of stock options and $0.2 million in excess tax benefits related to stock option exercises.

  Cash and Cash Equivalents

        We had cash and cash equivalents of $28.5 million at December 31, 2012, compared to $13.2 million at December 31, 2011 and $7.3 million at December 31, 2010. The cash balances reflect our ability to utilize funds deposited into our local accounts and which based upon availability, timing of deposits and the subsequent movement of that cash into our corporate accounts may result in significant changes to our cash balances.

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

		Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(In thousands)
Long-term debt(1)	$310,474	$21,752	$83,757	$203,694	$1,271
Operating leases(2)	841,980	168,254	331,410	73,005	269,310
Other long-term liabilities(3)	75,306	26,636	35,950	2,854	9,867
Letters of credit(4)	56,006	9,350	—	46,656	—

Total	$1,283,766	$225,992	$451,117	$326,209	$280,448

(1)
Represents principal amounts. See Note H to our consolidated financial statements.

(2)
Represents minimum rental commitments, excluding contingent rent provisions under all non-cancelable leases.

(3)
Represents deferred compensation, customer deposits, insurance claims, obligation related to acquisitions and deferred partnership fees.

(4)
Represents amount of currently issued letters of credit at their maturities.

        In addition we made contingent earn-out payments of $0.3 million, $0.3 million and $0.3 million for each of the years ended 2012, 2011 and 2010, respectively. We made deficiency payments (net of repayments received) related to Bradley of $1.2 million, $1.3 million and $2.5 million for the years ended 2012, 2011 and 2010, respectively. No amounts have been included on the above schedule related to those payments for future periods as the amounts, if any, are not presently determinable.

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

  Impairment of Long-Lived Assets and Goodwill

        As of December 31, 2012, our net long-lived assets were comprised primarily of $40.0 million of property, equipment and leasehold improvements, $14.2 million of contract and lease rights, and $202.8 of intangible assets. In accounting for our long-lived assets, other than goodwill, we apply the provisions of the guidance related to accounting for the impairment of long-lived assets and long-lived assets to be disposed of.

        As of December 31, 2012, we had goodwill of $435.1 million. Goodwill represents the excess of cost over the fair market value of the net assets acquired. Goodwill is not amortized, but rather tested for impairment at least annually in the fourth quarter. On an annual basis and in accordance with ASC 350 Intangibles—Goodwill and other, the Company tests for goodwill impairment using a two-step process, unless there is a triggering event, in which case a test would be performed at the time that such triggering event occurs.

        The determination and measurement of an impairment loss under these accounting standards require the significant use of judgment and estimates. The determination of fair value of these assets utilizes cash flow projections that assume certain future revenue and cost levels, assumed discount rates based upon current market conditions and other valuation factors, all of which involve the use of significant judgment and estimation. For the years ended December 31, 2012 and 2011 we were not required to record any impairment charges related to long-lived assets or to goodwill. Future events may indicate differences from our judgments and estimates which could, in turn, result in impairment charges in the future. Future events that may result in impairment charges include increases in interest rates, which would impact discount rates, unfavorable economic conditions or other factors which could decrease revenues and profitability of existing locations and changes in the cost structure of existing facilities. Factors that could potentially have an unfavorable economic effect on our judgments and estimates include, among others: changes imposed by governmental and regulatory agencies, such as property condemnations and assessment of parking-related taxes; construction or other events that could change traffic patterns; and terrorism or other catastrophic events.

  Insurance Reserves

        We purchase comprehensive casualty insurance (including, without limitation, general liability, automobile liability, garage-keepers legal liability, worker's compensation and umbrella/excess liability insurance) covering certain claims that arise in connection with our operations. Under our various liability and workers' compensation insurance policies, we are obligated to pay directly or reimburse the insurance carrier for the first $250,000 of any loss. As a result, we are, in effect, self-insured for all claims up to the deductible levels. We apply the provisions of the guidance related to accounting for contingencies, in determining the timing and amount of expense recognition associated with claims against us. The expense recognition is based upon our determination of an unfavorable outcome of a claim being deemed as probable and reasonably estimated, as defined in the guidance related to accounting for contingencies. This determination requires the use of judgment in both the estimation of probability and the amount to be recognized as an expense. We utilize historical claims experience along with regular input from third party insurance advisors and actuaries in determining the required level of insurance reserves. Future information regarding historical loss experience may require changes to the level of insurance reserves and could result in increased expense recognition in the future.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

        Our primary market risk exposure consists of risk related to changes in interest rates. We use the variable rate Senior Credit Facility, discussed above, to finance our operations. This facility exposes us to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases and conversely, if interest rates decrease, interest expense also decreases. We believe that it is prudent to limit the exposure of an increase in interest rates.

        We do not enter into derivative instruments for any purpose other than cash flow hedging purposes.

        On October 25, 2012, we entered into interest rate swap transactions (collectively, the "Interest Rate Swaps") with each of JPMorgan Chase Bank, Bank of America and PNC Bank, N.A. in an initial aggregate notional amount of $150.0 million (the "Notional Amount"). The Interest Rate Swaps have an effective date of October 31, 2012 and a termination date of September 30, 2017. The Interest Rate Swaps effectively fix the interest rate on an amount of variable interest rate borrowings under the Credit Agreement, originally equal to the Notional Amount at 0.7525% per annum plus the applicable margin rate for LIBOR loans under the Credit Agreement determined based upon Standard's consolidated total debt to EBITDA ratio. The Notional Amount is subject to scheduled quarterly amortization that coincides with quarterly prepayments of principal under the Credit Agreement. These Interest Rate Swaps are classified as cash flow hedges, and we calculate the effectiveness of the hedge on a monthly basis. The ineffective portion of the cash flow hedge is recognized in earnings as an increase of interest expense. As of December 31, 2012, no ineffective portion the cash flow has been recognized. The fair value of the Interest Rate Swaps at December 31, 2012 is $0.8 million and is included in other liabilities.

        Our $450.0 million Senior Credit Facility provides for a $200.0 million variable rate revolving facility and a term loan facility of $250.0 million. In addition, the variable rate revolving facility includes a letter of credit sub-facility with a sublimit of $100.0 million. Interest expense on such borrowing is sensitive to changes in the market rate of interest. If we were to borrow the entire non-hedged variable rate debt of $300.0 million available under the facility, a 1% increase in the average market rate would result in an increase in our annual interest expense of $3.0 million. This amount is determined by considering the impact of the hypothetical interest rates on our borrowing cost, but does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Due to the uncertainty of the specific changes and their possible effects, the foregoing sensitivity analysis assumes no changes in our financial structure.

Foreign Currency Risk

        Our exposure to foreign exchange risk is minimal. All foreign investments are denominated in U.S. dollars, with the exception of Canada. We had approximately $0.3 million of Canadian dollar denominated cash instruments at December 31, 2012. We had no Canadian dollar denominated debt instruments at December 31, 2011. We do not hold any hedging instruments related to foreign currency transactions. We monitor foreign currency positions and may enter into certain hedging instruments in the future should we determine that exposure to foreign exchange risk has increased.

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

Changes in Internal Controls Over Financial Reporting

        Management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Central Parking Corporation, which is included in the 2012 consolidated financial statements of Standard Parking Corporation and constituted $624.9 million and $142.5 million of total and net assets, respectively, as of December 31, 2012 and $190.0 million and $0.9 million of revenues and net income, respectively, for the year then ended.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of our management, including our chief executive officer, chief financial officer and corporate controller, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework, issued by the Committee on Sponsoring Organization of the Treadway Commission ("COSO Framework"). Management's assessment of internal control over financial reporting as of December 31, 2012 excludes the internal control over financial reporting related to Central (acquired on October 2, 2012). Central is included in the 2012 consolidated financial statements of the Company and constituted $624.9 and $142.5 of total and net assets, respectively, as of December 31, 2012 and $190.0 and $0.9 of revenues and net income, respectively, for the year ended.

        The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered certified public accounting firm, as stated in their attestation report, which is included in this Form 10-K.

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

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information required by this item with respect to our directors and compliance by our directors, executive officers and certain beneficial owners of our common stock with Section 16(a) of the Exchange Act is incorporated by reference to all information under the captions entitled "Board Matters—Nominees for Director," "Our Corporate Governance Practices—Board Designees," "Our Corporate Governance Practices—Codes of Conduct and Ethics," "Meetings and Committees of the Board," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" from our Proxy Statement.

        We have adopted a code of ethics as part of our compliance program. The code of ethics applies to our chief executive officer (Principal Executive Officer), chief financial officer (Principal Financial Officer) and corporate controller (Principal Accounting Officer). In addition we have adopted a code of business conduct that applies to all of our officers and employees. Any amendments to, or waivers from, our code of ethics will be posted on our website www.standardparking.com. A copy of these codes of conduct and ethics will be provided to you without charge upon request to investor_relations@standardparking.com.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information required by this item is incorporated by reference to all information under the caption entitled "Equity Compensation Plan Information" and "Security Ownership" included in our Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated by reference to all information under the caption "Board Matters—Nominations for Directors—Board Designees," "Our Corporate Governance Practices—Director Independence," "Our Corporate Governance Practices—Related-Party Transaction Policy," and "Transactions with Related Persons and Control Persons" included in our Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The information required by this item is incorporated by reference to all information under the caption "Audit Committee Disclosure—Independent Auditors' Fees" and caption "Audit Committee Disclosure—Procedures for Audit Committee Pre-Approval and Permissible Non-Audit Services of Independent Auditor" included in our Proxy Statement.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Standard Parking Corporation

        We have audited the accompanying consolidated balance sheets of Standard Parking Corporation (Company) as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Standard Parking Corporation at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Standard Parking Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2013, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Chicago, Illinois March 18, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Standard Parking Corporation

        We have audited Standard Parking Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Standard Parking Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Form 10-K. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Central Parking Corporation, which is included in the 2012 consolidated financial statements of Standard Parking Corporation and constituted $624,854 and $142,453 of total and net assets, respectively, as of December 31, 2012 and $190,008 and $915 of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting also did not include an evaluation of the internal control over financial reporting of Central Parking Corporation.

        In our opinion, Standard Parking Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Standard Parking Corporation as of December 31, 2012, and 2011, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012, and our report dated March 18, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Chicago, Illinois March 18, 2013

STANDARD PARKING CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	($ In thousands, except for share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$28,450	$13,220
Notes and accounts receivable, net	110,617	46,396
Prepaid expenses and supplies	25,923	2,419
Deferred taxes	14,824	2,745

Total current assets	179,814	64,780
Leasehold improvements, equipment, land and construction in progress, net	40,010	16,732
Other assets:
Advances and deposits	8,539	5,261
Long-term receivables, net	15,346	14,177
Intangible assets, net	175,587	1,358
Other assets, net	22,314	8,062
Cost of contracts, net	14,215	14,286
Goodwill	435,122	132,417

	671,123	175,561

Total assets	$890,947	$257,073

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$129,034	$44,747
Accrued rent	11,444	5,074
Compensation and payroll withholdings	34,562	11,132
Property, payroll and other taxes	11,740	3,228
Accrued insurance	27,972	7,784
Accrued expenses	23,521	14,086
Current portion of unfavorable lease contracts	15,002	—
Current portion of long-term debt obligations	21,752	754

Total current liabilities	275,027	86,805
Deferred taxes	27,521	12,981
Long-term borrowings, excluding current portion:
Obligations under senior credit facility	286,727	80,000
Other long-term debt obligations	1,995	1,259

	288,722	81,259
Unfavorable lease contracts	44,335	—
Other long-term liabilities	58,086	26,386
Stockholders' equity:
Preferred Stock, par value $0.01 per share; 5,000,000 shares authorized as of December 31, 2012 and 2011; no shares issued	—	—
Common stock, par value $.001 per share; 50,000,000 shares authorized as of December 31, 2012, and 2011; 21,870,770 and 15,464,864 shares issued and outstanding as of December 31, 2012, and 2011, respectively	22	15
Additional paid-in capital	236,375	92,662
Accumulated other comprehensive (loss) income	(381)	(318)
Accumulated deficit	(39,512)	(42,632)

Total Standard Parking Corporation stockholders' equity	196,504	49,727
Noncontrolling interest	752	(85)

Total equity	197,256	49,642

Total liabilities and stockholders' equity	$890,947	$257,073

See Notes to Consolidated Financial Statements.

STANDARD PARKING CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2012	2011	2010
	($ In thousands, except for share and per share data)
Parking services revenue:
Lease contracts	$250,355	$147,510	$138,664
Management contracts	230,501	173,725	171,331
Reimbursed management contract revenue	473,082	408,427	411,148

Total revenue	953,938	729,662	721,143
Costs and expenses:
Cost of parking services:
Lease contracts	230,262	136,494	128,613
Management contracts	140,843	96,159	94,481
Reimbursed management contract expense	473,082	408,427	411,148

Total cost of parking services	844,187	641,080	634,242
Gross profit:
Lease contracts	20,093	11,016	10,051
Management contracts	89,658	77,566	76,850

Total gross profit	109,751	88,582	86,901
General and administrative expenses(1)	86,663	48,297	47,878
Depreciation and amortization	13,241	6,618	6,074

Total costs and expenses	944,091	695,995	688,194
Operating income	9,847	33,667	32,949
Other expenses (income):
Interest expense	8,449	4,691	5,335
Interest income	(382)	(537)	(249)

	8,067	4,154	5,086
Income before income taxes	1,780	29,513	27,863
Income tax (benefit) expense	(2,374)	11,235	10,755

Net income	4,154	18,278	17,108
Less: Net income attributable to noncontrolling interest	1,034	378	268

Net income attributable to Standard Parking Corporation	$3,120	$17,900	$16,840

Common stock data:
Net income per share:
Basic	$0.18	$1.14	$1.08
Diluted	$0.18	$1.12	$1.06
Weighted average shares outstanding:
Basic	17,179,606	15,703,595	15,579,352
Diluted	17,490,204	16,047,879	15,944,662

(1)
Non-cash stock based compensation expense of $2,103, $2,451 and $2,310 for the years ended December 31, 2012, 2011 and 2010, respectively, is included in general and administrative expenses.

See Notes to Consolidated Financial Statements.

STANDARD PARKING CORPORATION

CONDENDSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Net income	$4,154	$18,278	$17,108
Other comprehensive income (expense)	(63)	(421)	(210)

Comprehensive income	4,091	17,857	16,898
Less: comprehensive income attributable to noncontrolling interest	1,034	378	268

Comprehensive income attributable to Standard Parking Corporation	$3,057	$17,479	$16,630

STANDARD PARKING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock			Accumulated Other Comprehensive
	Number of Shares	Par Value	Additional Paid-In Capital		Accumulated Deficit	Noncontrolling Interest
				Income (Loss)			Total
	($ In thousands, except for share and per share data)
Balance (deficit) at December 31, 2009	15,385,428	$15	$91,793	$313	$(77,372)	$(72)	$14,677
Net income					16,840	268	17,108
Foreign currency translation adjustments				169			169
Cash flow hedge				(379)			(379)
Proceeds from exercise of stock options	385,027	1	1,772				1,773
Issuance of stock grants	14,396		245				245
Retirement of common stock	(9,206)	—	—				—
Non-cash stock-based compensation related to restricted stock units			2,065				2,065
Tax benefit from exercise of stock options			1,416				1,416
Distribution to noncontrolliing interest						(271)	(271)

Balance (deficit) at December 31, 2010	15,775,645	$16	$97,291	$103	$(60,532)	$(75)	$36,803
Net income					17,900	378	18,278
Foreign currency translation adjustments				(390)			(390)
Cash flow hedge				(31)			(31)
Repurchase of common stock	(461,512)	(1)	(7,543)				(7,544)
Proceeds from exercise of stock options	68,322	—	217				217
Issuance of stock grants	14,009	—	245				245
Vested restricted stock units	68,400	—	—				—
Non-cash stock-based compensation related to restricted stock units			2,206				2,206
Tax benefit from exercise of stock options			246				246
Distribution to noncontrolling interest						(388)	(388)

Balance (deficit) at December 31, 2011	15,464,864	$15	$92,662	$(318)	$(42,632)	$(85)	$49,642
Net income					3,120	1,034	4,154
Foreign currency translation adjustments				2			2
Cash flow hedge				(65)			(65)
Shares issued—Central Merger	6,161,332	7	140,719				140,726
Exercise of stock options	81,023	—	526				526
Issuance of stock grants	8,751	—	165				165
Vested restricted stock units	154,800	—	—				—
Non-cash stock-based compensation related to restricted stock units			1,857				1,857
Tax benefit from exercise of stock options			446				446
Purchase of Central shares of noncontrolling interest						677	677
Distribution to noncontrolling interest						(874)	(874)

Balance (deficit) at December 31, 2012	21,870,770	$22	$236,375	$571	$(38,735)	$752	$197,256

See Notes to Consolidated Financial Statements.

STANDARD PARKING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	($ In thousands, except for share and per share data)
Operating activities
Net income	$4,154	$18,278	$17,108
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,329	6,671	6,018
Loss on sale of assets	80	31	115
Amortization of debt issuance costs and original discount on borrowings	1,046	638	638
Non-cash stock-based compensation	2,103	2,451	2,310
Provision for losses on accounts receivable	420	201	100
Excess tax benefit related to stock option exercises	(445)	(246)	(1,446)
Deferred income taxes	8,475	2,913	2,629
Changes in operating assets and liabilities:
Notes and accounts receivable	(7,184)	4,095	(9,672)
Prepaid assets	(1,446)	(154)	2,710
Other assets	3,981	(1,332)	(1,887)
Accounts payable	9,091	763	(5,098)
Accrued liabilities	(22,200)	641	6,009

Net cash provided by operating activities	11,404	34,950	19,534
Investing activities
Purchase of leasehold improvements and equipment	(5,024)	(4,150)	(2,985)
Proceeds from sale of assets	30	116	5
Acquisitions of business, net of cash acquired	27,736	14	(3,597)
Cost of contracts purchased	(1,172)	(932)	(678)
Capitalized interest	(12)	(43)	(139)
Contingent payments for businesses acquired	(332)	(262)	(340)

Net cash provided by (used in) investing activities	21,226	(5,257)	(7,734)
Financing activities
Proceeds from exercise of stock options	526	217	1,773
Repurchase of common stock	—	(7,544)	—
Earn-out payments	(2,073)	—	(529)
Merger related transactions:
Payments on senior credit facility Standard Parking	(71,800)	—	—
Proceeds from senior credit facility Standard Parking	72,790	—	—
Payment on senior credit facility Central Parking	(237,143)	—	—
Proceeds from term loan	250,000	—	—
Payments on term loan	(5,625)	—	—
Net payments on senior credit facility	(12,590)	(15,200)	(14,650)
Payment on notes payable	(40)	—	—
Payments on other long-term borrowings	(145)	(136)	(128)
Distribution to noncontrolling interest	(874)	(388)	(271)
Payments of debt issuance costs and original discount on borrowings	(10,332)	(30)	(30)
Payments on capital leases	(542)	(553)	(531)
Tax benefit related to stock option exercise	445	246	1,446

Net cash used in financing activities	(17,403)	(23,388)	(12,920)
Effect of exchange rate changes on cash and cash equivalents	3	(390)	169

Increase (decrease) in cash and cash equivalents	15,230	5,915	(951)
Cash and cash equivalents at beginning of year	13,220	7,305	8,256

Cash and cash equivalents at end of year	$28,450	$13,220	$7,305

Cash paid for:
Interest	$18,715	$4,015	$5,097
Income taxes	3,651	7,507	7,270
Non-cash transactions:
Fair value of shares issued to acquire Central Parking common stock	$140,726	—	—

See Notes to Consolidated Financial Statements.

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

($ In thousands except share and per share data)

Note A. Significant Accounting Policies and Practices

  Principles of Consolidation

        The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and variable interest entities in which the Company is the primary beneficiary. Noncontrolling interest recorded in the consolidated statement of income is the interest in consolidated variable interest entities not controlled by the Company. The Company has ownership interests in thirty-eight partnerships, joint ventures or similar arrangements which operate parking facilities. Twenty nine are Variable Interest Entities (VIE) and nine are voting interest model entities where the company ownership ranges from 20-50% and it does not control the entities. The Company consolidates those VIE's where it is the primary beneficiary and accounts for voting interest entities that it does not control using the equity method of accounting. The assets and liabilities of the VIE's are not material to the Company's Consolidated Balance Sheets. All significant intercompany profits, transactions and balances have been eliminated in consolidation.

  Parking Services Revenue

        The Company's revenues are primarily derived from leased locations, managed properties and the providing of ancillary services, such as accounting, payments received for exercising termination rights, consulting development fees, gains on sales of contracts, insurance and other value-added services. In accordance with the guidance related to revenue recognition, revenue is recognized when persuasive evidence of an arrangement exists, the fees are fixed or determinable, collectability is reasonably assured and as services are provided. The Company recognizes gross receipts (net of taxes collected from customers) as revenue from leased locations, and management fees for parking services, as the related services are provided. Ancillary services are earned from management contract properties and are recognized as revenue as those services are provided.

  Cost of Parking Services

        The Company recognizes costs for leases, non-reimbursed costs from managed facilities and reimbursed expense as cost of parking services. Cost of parking services consists primarily of rent and payroll related costs.

  Advertising Costs

        Advertising costs are expensed as incurred and are included in general and administrative expenses. Advertising expenses aggregated $796, $317 and $308 for 2012, 2011 and 2010, respectively.

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

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

($ In thousands except share and per share data)

Note A. Significant Accounting Policies and Practices (Continued)

  Cash and Cash Equivalents

        Cash equivalents represent funds temporarily invested in money market instruments with maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value.

  Allowance for Doubtful Accounts

        Accounts receivable, net of the allowance for doubtful accounts, represents our estimate of the amount that ultimately will be realized in cash. Management reviews the adequacy of its allowance for doubtful accounts on an ongoing basis, using historical collection trends, aging of receivables, and a review of specific accounts, and makes adjustments in the allowance as necessary. Changes in economic conditions or other circumstances could have an impact on the collection of existing receivable balances or future allowance considerations. As of December 31, 2012 and 2011, the Company's allowance for doubtful accounts was $2,577 and $2,969, respectively.

  Leasehold Improvements, Equipment, and Construction in Progress, net

        Leasehold improvements, equipment, software, vehicles, and other fixed assets are stated at cost less accumulated depreciation and amortization. Equipment is depreciated on the straight-line basis over the estimated useful lives ranging from 2 to 10 years. Leasehold improvements are amortized on the straight-line basis over the terms of the respective leases or the service lives of the improvements, whichever is shorter (weighted average of approximately 10 years).

        Costs associated with directly obtaining, developing or upgrading internal-use software are capitalized and amortized over the estimated useful life of software.

  Cost of Contracts

        Cost of parking contracts are amortized on a straight-line basis over the weighted average contract life which is 9.5 years for the year ending December 31, 2012, 9.7 years for the year ending December 31, 2011 and 9.5 years for the year ending December 31, 2010. Amortization expense was $3,142, $2,275 and $1,907 in 2012, 2011 and 2010, respectively.

  Goodwill

        We test goodwill for impairment annually and more frequently if circumstances warrant. We determine fair values for each of the reporting units using an income approach. For purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each segment. These assumptions could be adversely impacted by certain of the risks discussed in "Risk Factors" in Item 1A of this Form 10-K. Actual results may differ from those assumed in our forecasts. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective reporting units and in our internally developed forecasts.

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

($ In thousands except share and per share data)

Note A. Significant Accounting Policies and Practices (Continued)

        We performed our annual impairment test for goodwill at all of our reporting units in the fourth quarter. In performing the valuations, we used cash flows from managements most recent forecast and assumed a growth rate of 0% for future periods, a discount factor of 10% when calculating the present value of our estimated future cash flow, slightly higher than our weighted average cost of capital as determined by an independent valuation firm engaged by the Company to determine market value of the Company previous to the merger with Central and reflected the risks associated with the then current market. Additionally, we used cash flows, which reflected management's forecasts and discount rates which reflect the risks associated with the current market. Based on the results of our testing, the fair values of each of our reporting units exceeded their book values; therefore, the second step of the impairment test (in which fair value of each of the reporting unit's assets and liabilities is measured) was not required to be performed and no goodwill impairment was recognized.

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

  Debt Issuance Costs

        The costs of obtaining financing are capitalized and amortized as interest expense over the term of the respective financing using the interest rate method. Debt issuance costs of $5,149 and $950 at December 31, 2012 and 2011, respectively, are included in other assets in the consolidated balance sheets and are reflected net of accumulated amortization. Amortization expense was $1,046, $638 and $638 at December 31, 2012, 2011 and 2010, respectively.

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

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

($ In thousands except share and per share data)

Note A. Significant Accounting Policies and Practices (Continued)

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

  Interest Rate Swaps

        We do not enter into derivative instruments for any purpose other than cash flow hedging purposes.

        October 25, 2012, the Company entered into Interest Rate Swap transactions (collectively, the "Interest Rate Swaps") with each of JPMorgan Chase Bank, N.A. ("JPMorgan Chase Bank"), Bank of America, N.A. ("Bank of America") and PNC Bank, N.A. in an initial aggregate Notional Amount of $150,000 (the "Notional Amount"). The Interest Rate Swaps have an effective date of October 31, 2012 and a termination date of September 30, 2017. The Interest Rate Swaps effectively fix the interest rate on an amount of variable interest rate borrowings under the Credit Agreement ("the Credit Agreement"), originally equal to the Notional Amount at 0.7525% per annum plus the applicable margin rate for LIBOR loans under the Credit Agreement determined based upon Standard's consolidated total debt to EBITDA ratio. The Notional Amount is subject to scheduled quarterly amortization that coincides with quarterly prepayments of principal under the Credit Agreement. These Interest Rate Swaps are classified as cash flow hedges, and we calculate the effectiveness of the hedge on a monthly basis. The ineffective portion of the cash flow hedge is recognized in earnings as an increase of interest expense. As of December 31, 2012, no ineffectiveness of the hedge has been recognized. The fair value of the Interest Rate Swaps at December 31, 2012 is $794 and is included in other long-term liabilities.

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

  Insurance Reserves

        The Company purchases comprehensive casualty insurance covering certain claims that arise in connection with our operations. In addition, the Company purchases umbrella/excess liability coverage. The Company's various liability insurance policies have deductibles of up to $250 that must be met before the insurance companies are required to pay directly to or reimburse the Company for costs incurred relating to covered claims. As a result, the Company is, in effect, self-insured for all claims up

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

($ In thousands except share and per share data)

Note A. Significant Accounting Policies and Practices (Continued)

to the deductible levels. The Company applies the provisions as defined in the guidance related to accounting for contingencies, in determining the timing and amount of expense recognition associated with claims against the Company. The expense recognition is based upon the Company's determination of an unfavorable outcome of a claim being deemed as probable and capable of being reasonably estimated, as defined in the guidance related to accounting for contingencies. This determination requires the use of judgment in both the estimation of probability and the amount to be recognized as an expense. The Company utilizes historical claims experience along with regular input from third party insurance advisors in determining the required level of insurance reserves. Future information regarding historical loss experience may require changes to the level of insurance reserves and could result in increased expense recognition in the future.

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

  Recent Accounting Pronouncements

  Accounting Standards Adopted

        In May 2011, the FASB issued updated accounting guidance related to amendments to achieve common fair value measurement and disclosure requirements. The guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. This guidance is effective for fiscal years beginning after December 15,

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

($ In thousands except share and per share data)

Note A. Significant Accounting Policies and Practices (Continued)

2011. The adoption of this standard did not have a material impact on the Company's financial statements.

        In September 2011, the FASB issued updated accounting guidance related to testing goodwill for impairment. The amendments provide entities with the option of performing a qualitative assessment before performing the first step of the two-step impairment test. If entities determine, on the basis of qualitative factors, it is not more likely than not that the fair value of the reporting unit is less than or greater than the carrying amount, then performing the two-step impairment test would be unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. The amendment also provides entities with the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the first step of the two-step impairment test. This guidance is effective for interim and annual periods beginning after December 15, 2011. We test for impairment annually during the fourth quarter of the fiscal year. We adopted this guidance in the fourth quarter of 2012 and it did not have a material effect on the Company's financial position, results of operations or cash flows.

        In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220), which deferred the effective date for applying ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, in respect of certain provisions relating to the presentation of separate line items on the income statement for reclassifications of items out of accumulated other comprehensive income into income, in order for the FASB to further evaluate this change in standard before implementation. The deferral is temporary and other provisions of ASU 2011-05 were effective for the Company beginning January 1, 2012. The adoption of this update impacted the presentation and disclosure of the Company's financial statements but did not impact the Company's results of operations, financial position, or cash flows.

  Accounting Standards Not Yet Adopted

        In December 2011, the Financial Accounting Standards Board ("FASB") issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This update requires additional disclosures about offsetting and related arrangements on assets and liabilities to enable users of financial statements to understand the effect of such arrangements on an entity's financial position as reported. This amendment is effective for fiscal 2014, and adoption of this standard change will only affect the footnote disclosures within consolidated financial statements. Once adopted, these disclosure provisions will apply retrospectively for all comparative periods presented. Although the Company is still evaluating the impact of this guidance, we do not believe that its adoption will have a material effect on the Company's financial position, results of operations or cash flows but could impact financial statement disclosures.

        In July 2012, the FASB issued ASU 2012-2, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This update provides an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

($ In thousands except share and per share data)

Note A. Significant Accounting Policies and Practices (Continued)

and then determine whether it should perform a quantitative impairment test. The amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption permitted. Although the Company is still evaluating the impact of this guidance, we do not believe that its adoption will have a material effect on the Company's financial position, results of operations or cash flows.

Reclassification

        Certain amounts previously presented in the financial statements of prior periods have been reclassified to conform to current year presentation. Segment information related to prior periods has been recast to conform to current regional alignment.

Note B. Acquisitions

        On October 2, 2012 ("Closing Date"), we completed our acquisition (the "Central Merger" or "Merger") of 100% of the outstanding common shares of KCPC Holdings, Inc., which is the ultimate parent of Central Parking Corporation ("Central") for 6,161,332 shares of our common stock and the assumption of approximately $217,675 of Central's debt net of cash acquired. Additionally, Central's former stockholders will be entitled to receive cash consideration of $27,000, subject to adjustment, to be paid three years after closing to the extent it is not used to satisfy certain obligations that the Company has been indemnified for the former Central shareholders.

        Based on certain conditions of the Merger Agreement, the cash consideration was adjusted because Central's Combined Net Debt and absolute value of net Working Capital ("Net Debt Working Capital") exceeds the threshold of $285,000 by $15,546 as of September 30, 2012, its stockholders are required to settle their obligation with the Company. The settlement was agreed to by reducing the $27,000 as shown in the following table:

Central Net Debt Working Capital at September 30, 2012 as defined in the Merger Agreement	$(300,546)
Threshold	285,000

Excess over the threshold	(15,546)
Cash consideration payable in three years	27,000

Settled cash consideration	$11,454

Present value of cash consideration at the acquisition date	$8,943

        Accordingly, the fair value of the final consideration transferred to acquire all of Central's outstanding stock at the acquisition date is as follows:

Stock consideration	$140,726
Present value of cash consideration to be issued	8,943

Total consideration transferred	$149,669

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

($ In thousands except share and per share data)

Note B. Acquisitions (Continued)

        The Company incurred certain acquisition and integration costs associated with the transaction that were expensed as incurred and are reflected in the Consolidated Statements of Income. The Company recognized $26,783 of these costs in its Consolidated Statement of Income for the year ended December 31, 2012 in General and Administrative Expenses. The Company has incurred costs of $10,332, related to the Credit Agreement. Of the total costs of $10,332, $5,149 has been included in other assets and $5,183 was recognized as a discount to borrowings. The entire cost is being amortized to interest expense over the term of the loan.

        The acquisition has been accounted for using the acquisition method of accounting (in accordance with the provisions of ASC 805, Business Combinations) which requires, among other things, that most assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The table below summarizes the preliminary amounts recognized for assets acquired and liabilities assumed as of the acquisition date. Certain estimated values are not yet finalized (see below) and are subject to change, which could be significant. The Company will finalize the amounts recognized as information necessary to complete the analyses is obtained. The Company expects to finalize these amounts as soon as possible but no later than one year from the acquisition date.

        The Company financed the acquisition through additional term borrowings under the Senior Credit Facility and consisting of a revolving credit facility up to $200,000 and a term loan of $250,000. The results of operations of this acquisition is included in the Company's consolidated statement of income from the date of acquisition.

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

($ In thousands except share and per share data)

Note B. Acquisitions (Continued)

        The following table summarizes the preliminary values of assets acquired and liabilities assumed as of the acquisition date:

Amounts recorded as of the acquisition date
Net current liabilities	$(52,475)
Leasehold improvements, equipment, land and construction in progress, net	24,154
Identified intangible assets:
Management contracts	81,000
Favorable lease contracts	51,650
Trade name / Trademarks	14,900
Existing Technology	34,000
Non-competition Agreements	2,600
Other noncurrent assets	17,748
Long-term debt	(237,223)
Unfavorable lease contracts	(69,316)
Other noncurrent liabilities	(19,523)
Net deferred tax liability	(82)

Net assets acquired	(152,567)
Goodwill	302,236

Total consideration transferred	$149,669

        The acquired management contracts are being amortized over a weighted average life of 16 years. The favorable and unfavorable lease contracts are being amortized over a weighted average life of 10 and 7 years, respectively. The trade names and trademarks are being amortized over 7 years. The non-compete agreements are being amortized over 1 year. The existing technology is being amortized over 4.5 years. See Note F for amortization and accretion of the intangible assets and liabilities.

        The unfavorable lease contract liability, including current portion, is $59,337 and the expected future accretion of unfavorable lease contracts is as follows:

Unfavorable lease contract accretion
2013	$15,002
2014	10,668
2015	7,084
2016	5,885
2017	5,038
2018 and Thereafter	15,660

Total	$59,337

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

($ In thousands except share and per share data)

Note B. Acquisitions (Continued)

        Goodwill is calculated as the excess of the consideration transferred over the net assets acquired. Goodwill is not amortized and is not deductible for tax purposes. Goodwill represents expected synergies with the Company's existing operations which include growth of new and existing customers, elimination of corporate overhead redundancies, and logistical improvements.

        The recorded amounts are preliminary and subject to change. The following items are still subject to change:

  •
  Amounts for intangible assets, unfavorable lease contracts, existing technology, leasehold improvements, equipment, land and construction in progress, pending finalization of valuation efforts.

  •
  Amounts for deferred tax assets and liabilities pending the finalization of the valuations of assets acquired, liabilities assumed and resulting goodwill.

        A single estimate of fair value results from a complex series of the Company's judgments about future events and uncertainties and relies heavily on estimates and assumptions. The Company's judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company's results of operations.

        The results of Central's operations have been included in the Company's consolidated financial statements from the acquisition date. The following table presents information for Central that is included in the Company's Consolidated Statements of Income for the year ended December 31, 2012:

Central's operations included in the Company's results for the year ended December 31, 2012
Total revenue	$190,008
Operating loss(1)	$(9,263)

(1)
Includes amortization and depreciation related to identifiable intangible and tangible assets of $ 5,944 and acquisition and integration costs of $10,007.

        The following unaudited pro forma consolidated results of operations for 2012 and 2011 assume that the acquisition of Central was completed as of January 1, 2011:

	2012	2011
Revenue, excluding reimbursed management contract revenue	$859,366	$866,513
Net loss from continuing operations attributable to Standard stockholders	$(28,484)	$(7,534)

Earnings per share from continuing operations attributable to Standard stockholders
Basic	$(1.31)	(0.34)
Diluted	$(1.31)	$(0.34)

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

($ In thousands except share and per share data)

Note B. Acquisitions (Continued)

        The unaudited pro forma consolidated results were prepared using the acquisition method of accounting and are based on the historical financial information of the Company and Central. The historical financial information has been adjusted to give effect to the pro forma adjustments that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The unaudited pro forma consolidated results are not necessarily indicative of what the Company's consolidated results of operations actually would have been had it completed the acquisition on January 1, 2011. In addition, the unaudited pro forma consolidated results do not purport to project the future results of operations of the combined company nor do they reflect the expected realization of any cost savings associated with the acquisition. The unaudited pro forma consolidated results reflect primarily the following pro forma pre-tax adjustments:

  •
  Elimination of Central's historical intangible asset amortization and depreciation expense of $30,805 in 2012 and $25,839 in 2011;

  •
  Additional amortization and depreciation expense of $18,751 in 2012 and $14,591 in 2011 related to the fair value of intangible assets acquired;

  •
  Elimination of interest expense of $21,046 in 2012 and $24,608 in 2011 related to former credit facilities that were retired in connection with the Merger.

  •
  Additional interest expense of $17,486 in 2012 and 17,729 in 2011 associated with the incremental debt issued by the Company to partially finance the acquisition and the early retirement of debt;

  •
  The elimination of Central's equity based compensation expense of $430 in 2012 and $579 in 2011. Immediately prior to the closing, all outstanding equity awards of Central were terminated.

  •
  The elimination of long-lived asset impairment of $3,159 in 2012 and 2,599 in 2011.

  •
  Elimination of $26,784 and $2,658 of costs incurred in 2012 and 2011, respectively, which are directly attributable to the Merger, and which do not have a continuing impact on the combined Company's operating results. Included in these costs are advisory, legal and regulatory, integration, and costs to retire certain debt obligations assumed in the Merger.

        In addition, all of the above adjustments were adjusted for the applicable tax impact. The Company has assumed a 42% combined statutory federal and state tax rate when estimating the tax effects of the adjustments to the unaudited pro forma combined statements of income.

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

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

($ In thousands except share and per share data)

Note C. Net Income Per Common Share (Continued)

        A reconciliation of the weighted average basic shares outstanding to the weighted average diluted shares outstanding is as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands except for share and per share data)
Net income attributable to Standard Parking Corporation	$3,120	$17,900	$16,840

Weighted average basic shares outstanding	17,179,606	15,703,595	15,579,352
Effect of dilutive stock options and restricted stock units	310,598	344,284	365,310

Weighted average diluted shares outstanding	17,490,204	16,047,879	15,944,662

Net income per share:
Basic	$0.18	$1.14	$1.08
Diluted	$0.18	$1.12	$1.06

        There are no additional securities that could dilute basic net income per share in the future that were not included in the computation of diluted net income per share, other than those disclosed.

Note D. Leasehold Improvements, Equipment and Construction in Progress, net

        A summary of leasehold improvements, equipment, and construction in progress and related accumulated depreciation and amortization is as follows:

		December 31
	Ranges of Estimated Useful Life	2012	2011
Equipment	2 - 5 Years	$28,498	$12,021
Software	3 - 10 Years	15,031	12,643
Vehicles	4 Years	9,353	9,405
Other	10 Years	367	2,464
Leasehold improvements	Shorter of lease term or economic life up to 10 years	17,920	9,732
Construction in progress		2,086	2,255

		73,255	48,520
Less accumulated depreciation and amortization		(34,917)	(31,788)

		38,338	16,732
Land		1,672	—

Leasehold improvements, equipment, land and construction in progress, net		$40,010	$16,732

        Depreciation expense was $6,280, $4,167 and $3,722 in 2012, 2011 and 2010, respectively. Depreciation includes losses on abandonments of leasehold improvements and equipment of $80, $31 and $53 in 2012, 2011 and 2010, respectively.

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

($ In thousands except share and per share data)

Note E. Cost of Contracts, net

        Cost of contracts represents the cost of obtaining contractual rights associated with providing parking services at a managed or leased facility. Cost consists of either capitalized payments made to third parties. Cost of contracts is amortized over the estimated life of the contracts, including anticipated renewals and terminations. Estimated lives are based on either the contract life or anticipated lives that are consistent with the underlying valuation analysis used in determining the fair value at acquisition.

        The balance of cost of contracts is comprised of the following:

	December 31,
	2012	2011
Cost of contracts	$26,599	$24,203
Accumulated amortization	(12,384)	(9,917)

Cost of contracts, net	$14,215	$14,286

        The expected future amortization of cost of contracts is as follows:

Cost of Contract
2013	$2,472
2014	2,623
2015	2,157
2016	1,915
2017	1,774
2018 and Thereafter	3,274

Total	$14,215

        Amortization expense related to cost of contracts was $3,142, $2,275 and $1,907 for the years ended December 31, 2012, 2011 and 2010 respectively. Amortization includes no losses on cost of contracts in 2012 and 2011 and losses on cost of contracts of $62 in 2010. The weighted average useful life is 9.5 years for 2012, 9.7 years for 2011 and 9.5 years for 2010.

Note F. Intangible assets, net

        The balance of intangible assets is comprised of the following:

	December 31,
	2012	2011
Covenant not to compete	$3,533	$834
Trade names	15,088	720
Proprietary know how	34,650	650
Lease contract rights	51,650	—
Management contract rights	81,000	—
Accumulated amortization	(10,335)	(846)

Intangible assets, net	$175,587	$1,358

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

($ In thousands except share and per share data)

Note F. Intangible assets, net (Continued)

        The expected future amortization of intangible assets is as follows:

Intangible asset amortization
2013	$27,697
2014	23,133
2015	21,030
2016	20,282
2017	13,423
2018 and Thereafter	69,997

Total	$175,567

        Amortization expense related to intangible assets included in depreciation and amortization was $3,987, $260 and $2,173 for the years ended December 31, 2012, 2011 and 2010, respectively. Amortization for lease contracts, net of unfavorable lease contracts was $1,888 for the year ended December 31, 2012 and is a reduction to cost of parking services of lease contract. There was no amortization for lease contracts included in cost of parking services for lease contracts for the year ended December 31, 2011 and 2010.

Note G. Fair Value Measurement

        The Company applies the accounting standards for fair value measurements and disclosures for its financial assets and financial liabilities. The guidance requires disclosures about assets and liabilities measured at fair value. As of December 31, 2012, the Company's financial liabilities relate to Interest Rate Swaps of $794 and the Company's financial liabilities relate to contingent acquisition consideration payments of $3,324.

        The accounting guidance for fair value measurements and disclosures includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on observable or unobservable inputs to valuation techniques that are used to measure fair value. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity's pricing based upon its own market assumptions. The fair value hierarchy consists of the following three levels:

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

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

($ In thousands except share and per share data)

Note G. Fair Value Measurement (Continued)

        The significant inputs used to derive the fair value of the contingent acquisition consideration include financial forecasts of future operating results, the probability of reaching the forecast and the associated discount rate. The weighted average probability of the contingent acquisition consideration ranges from 5% to 95%, with a weighted average discount rate of 12%. The following table sets forth the Company's financial assets and liabilities measured at fair value on a recurring basis and the basis of measurement at December 31, 2012 and 2011:

	Total Fair Value Measurement at December 31, 2012	Level 1	Level 2	Level 3
Liabilities:
Interest Rate Swaps	$(794)	—	(794)	—
Contingent acquisition consideration	$(3,324)	—	—	(3,324)

	Total Fair Value Measurement at December 31, 2011	Level 1	Level 2	Level 3
Assets:
Interest Rate Swaps	$8	—	8	—
Liabilities:
Contingent acquisition consideration	$(6,498)	—	—	(6,498)

        The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3):

Due to Seller
Balance at December 31, 2009	$(5,090)
Increase related to new acquisitions	(2,400)
Payment of contingent consideration	529
Change in fair value	154

Balance at December 31, 2010	(6,807)
Increase related to new acquisitions	—
Payment of contingent consideration	—
Change in fair value	309

Balance at December 31, 2011	(6,498)
Increase related to new acquisitions	—
Payment of contingent consideration	2,202
Change in fair value	972

Balance at December 31, 2012	$(3,324)

        For the years ended December 31, 2012, 2011 and 2010, the Company recorded adjustments to original contingent consideration obligations recognized for acquisitions completed in previous years. The adjustments were the result of using revised forecasts and updated fair value measurements that adjusted the Company's potential earn-out payments related to the purchase of this business.

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

($ In thousands except share and per share data)

Note G. Fair Value Measurement (Continued)

        For the year ended December 31, 2012 and 2011, the Company recognized a benefit of $972 and $309, respectively in general and administrative expenses in the statement of income due to the change in fair value measurements using a level three valuation technique.

        The carrying and estimated fair values of the Company's financial instruments at December 31, 2012 and 2011 were as follows:

	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Cash and cash equivalents	$28,450	$28,450	$13,220	$13,220
Long-term debt—
Senior credit facility	(290,275)	(290,275)	(80,000)	(80,000)
Obligations on Seller notes and other	(1,995)	(1,995)	(1,041)	(1,041)

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

Nonrecurring Fair Value Measurements

        The purchase price of business acquisitions is primarily allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition dates, with the excess recorded as goodwill. We utilize Level 3 inputs in the determination of the initial fair value. Non-financial assets such as goodwill, intangible assets, and leasehold improvements, equipment land and construction in progress are subsequently measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment is recognized. We assess the impairment of intangible assets annually or whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. The fair value of our goodwill and intangible assets is not estimated if there is no change in events or circumstances that indicate the carrying amount of an intangible asset may not be recoverable. We have not recorded impairment charges related to our business acquisitions.

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

($ In thousands except share and per share data)

Note H. Borrowing Arrangements

        Long-term borrowings, in order of preference, consist of:

		Amount Outstanding
	Maturity Date	December 31, 2012	December 31, 2011
	(In thousands)
Senior credit facility	October 2, 2017	$307,854	$80,000
Other obligations	Various	1,725	972
Obligations on Seller notes and other	Various	895	1,041

Total debt		310,474	82,013
Less current portion		21,752	754

Total long-term debt		$288,722	$81,259

        Future minimum payments of total long-term debt at December 31, 2012 are as follows:

2013	$21,752
2014	23,427
2015	29,138
2016	31,192
2017	203,694
Thereafter	1,271

Total debt	310,474
Less: Current portion	21,752

Total long-term portion	$307,854

  Senior Credit Facility

        In connection with the Merger, on the Closing Date, the Company entered into a Credit Agreement with Bank of America, as administrative agent, Wells Fargo Bank, N.A. ("Wells Fargo Bank") and JPMorgan Chase Bank, as co-syndication agents, U.S. Bank National Association, First Hawaiian Bank and General Electric Capital Corporation, as co-documentation agents, Merrill Lynch, Pierce, Fenner & Smith Inc., Wells Fargo Securities, LLC and J.P. Morgan Securities LLC, as joint lead arrangers and joint book managers, and the lenders party thereto (the "Lenders").

        Pursuant to the terms, and subject to the conditions, of the Credit Agreement, the Lenders have made available to the Company a new secured Senior Credit Facility (the "Senior Credit Facility") that permits aggregate borrowings of $450,000 consisting of (i) a revolving credit facility of up to $200,000 at any time outstanding, which includes a letter of credit facility that is limited to $100,000 at any time outstanding, and (ii) a term loan facility of $250,000. The Senior Credit Facility matures on October 2, 2017.

        The entire amount of the term loan portion of the Senior Credit Facility was drawn by the Company on the Closing Date and is subject to scheduled quarterly payments of principal based on the

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

($ In thousands except share and per share data)

Note H. Borrowing Arrangements (Continued)

following annualized amounts: (i) $22,500 in the first year, (ii) $22,500 in the second year, (iii) $30,000 in the third year, (iv) $30,000 in the fourth year and (v) $37,500 in the fifth year. The Company also borrowed $72,800 under the revolving credit facility on the Closing Date. The proceeds from these borrowings were used by the Company to repay outstanding indebtedness of the Company and Central, and will also be used to pay costs and expenses related to the Merger and the related financing and fund ongoing working capital and other general corporate purposes.

        Borrowings under the Senior Credit Facility bear interest, at the Company's option, (i) at a rate per annum based on the Company's consolidated total debt to EBITDA ratio for the 12-month period ending as of the last day of the immediately preceding fiscal quarter, determined in accordance with the applicable pricing levels set forth in the Credit Agreement (the "Applicable Margin") for LIBOR loans, plus the applicable LIBOR rate or (ii) the Applicable Margin for base rate loans plus the highest of (x) the federal funds rate plus 0.5%, (y) the Bank of America prime rate and (z) a daily rate equal to the applicable LIBOR rate plus 1.0%.

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

        In connection with and effective upon the execution and delivery of the Credit Agreement on October 2, 2012, the Company terminated its then-existing Amended and Restated Credit Agreement (the "Former Credit Agreement"), dated as of July 15, 2008. In connection with the extinguishment of debt, $693 related to the interest rate cap was recorded in interest expense during the year ended December 31, 2012. Loss on the extinguishment of debt of $51 was recorded in interest expense during the fourth quarter related to debt issuance costs. There were no termination penalties incurred by the Company in connection with the termination of the Former Credit Agreement.

        We are in compliance with all of our covenants as of December 31, 2012.

        The weighted average interest rate on our Senior Credit Facility at December 31, 2012 and 2011 was 3.7% and 2.5%, respectively. The rate includes all outstanding LIBOR contracts, cash flow hedge

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

($ In thousands except share and per share data)

Note H. Borrowing Arrangements (Continued)

effectiveness effect and letters of credit. The weighted average interest rate on outstanding borrowings, not including letters of credit, was 3.9% at December 31, 2012 and December 31, 2011.

        At December 31, 2012, we had $56,006 of letters of credit outstanding under the Senior Credit Facility, borrowings against the Senior Credit Facility aggregated $312,775, and we had $52,231 available under the senior credit facility.

        We have entered into various financing agreements, which were used for the purchase of equipment.

        The Company acquired Subordinated Convertible Debentures ("Convertible Debentures") that prior to the acquisition of Central, were convertible at the option of the holder thereof into shares of Company common stock. As a result of the acquisition, the subordinated debenture holders no longer have the right to convert the Convertible Debentures to common stock of the Company, but do have the right to redeem the Convertible Debentures for $19.18 cash per share upon their stated maturity (April 1, 2028) or upon acceleration or earlier repayment of the Convertible Debentures. There were no redemptions during the year ended December 31, 2012. Approximately $1,254 (redemption value) Convertible Debentures remain outstanding at both December 31, 2012.

Note I. Accumulated Other Comprehensive Income (Loss)

        The components of accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010
Effective Portion of cash flow hedge	$95	$93	$(379)
Foreign currency translation	(476)	(411)	482

Total	$(381)	$(318)	$103

Note J. Income Taxes

        For financial reporting purposes, income before taxes includes the following components:

	2012	2011	2010
United States	$1,558	$28,489	$26,079
Foreign	222	1,024	1,784

Total	$1,780	$29,513	$27,863

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

($ In thousands except share and per share data)

Note J. Income Taxes (Continued)

        The components of income tax expense (benefit) for the years ended December 31, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Current provision:
U.S. federal	$748	$6,202	$5,958
Foreign	233	292	682
State	(11,830)	1,678	1,238

Total current	(10,849)	8,172	7,878
Deferred provision:
U.S. federal	7,128	3,015	2,497
Foreign	(11)	5	(96)
State	1,358	43	476

Total deferred	8,475	3,063	2,877

Income tax expense	$(2,374)	$11,235	$10,755

        Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

($ In thousands except share and per share data)

Note J. Income Taxes (Continued)

purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2012 and 2011 are as follows:

	2012	2011
Deferred tax assets:
Net operating loss carry forwards	$28,054	$4,017
Accrued expenses	27,501	9,651
Accrued compensation	10,551	6,081
Book over tax cost unfavorable lease contracts	22,748	—
Other	169	274

Gross deferred tax assets	89,023	20,023
Less: valuation allowance	(25,299)	(318)

Total deferred tax asset	63,724	19,705

Deferred tax liabilities:
Prepaid expenses	(516)	(244)
Undistributed foreign earnings	(1,144)	(1,176)
Tax over book depreciation and amortization	(2,165)	(3,012)
Tax over book goodwill amortization	(27,496)	(25,426)
Tax over book cost favorable contracts	(31,411)	—
Other	(13,688)	(83)

Total deferred tax liabilities	(76,420)	(29,941)

Net deferred tax liability	$(12,696)	$(10,236)

        Amounts recognized on the balance sheet consist of:

	2012	2011
Deferred tax asset, current	$14,824	$2,745
Deferred tax (liability), long term	(27,520)	(12,981)

Net deferred tax liability	$(12,696)	$(10,236)

        The accounting guidance for accounting for income taxes requires that we assess the realizability of deferred tax assets at each reporting period. These assessments generally consider several factors including the reversal of existing temporary differences, projected future taxable income, and potential tax planning strategies. We have valuation allowances totaling $25,299 and $318, respectively, at December 31, 2012 and 2011 primarily related to our state Net Operating Loss carryforwards ("NOLs") that we believe are not likely to be realized based upon our estimates of future state taxable income, limitations of the use of our state NOLs, and the carryforward life over which the state tax benefit will be realized. $24,981 of the valuation allowance recorded as of December 31, 2012 is attributable to state net operating loss carryforwards and other state deferred tax assets of Central that were recognized as a component of purchase accounting.

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

($ In thousands except share and per share data)

Note J. Income Taxes (Continued)

        At December 31, 2012, the Company had $5,677 of gross federal NOLs, which will expire in the years 2023 through 2024. As a result of the initial public offering completed in June of 2004, an ownership change occurred under Internal Revenue Code Section 382, which limits our ability to use pre-change NOLs to reduce future taxable income. Additionally, a second ownership change occurred in May 2009, however, since the fair market value of the Company's shares were significantly higher than at the time of the initial public offering, there was no change in the applicable Section 382 limitation that limits our ability to utilize pre-change NOLs.

        The Company has $21,919 of tax effected state net operating loss carryforwards as of December 31, 2012, which will expire in the years 2013 through 2028. As noted above, the utilization of the state net operating loss carryforwards of the Company are limited due to the ownership change in June 2004. The state net operating loss carryforwards of Central are also limited due to the Central Merger. The Company does not have any foreign net operating loss carryforwards.

        Since 2005, the Company has treated its investment in its Canadian subsidiary as non-permanent in duration and provided taxes on the undistributed Canadian earnings under APB23. As of December 31, 2012, the Company treats approximately $1,600 of Canadian earnings as permanently reinvested to meet the Canadian subsidiary's working capital requirements. Generally, such amounts will become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. The Company has provided taxes for the remaining undistributed earnings of its Canadian subsidiary in excess of the permanently reinvested amount. The Company is treating it cumulative earnings of $3,641 in its Puerto Rico subsidiary as permanent in duration to satisfy working capital requirements. The amount of tax that may be payable on a distribution of such earnings is $1,274.

        A reconciliation of the Company's reported income tax provision (benefit) to the amount computed by multiplying book income / (loss) before income taxes by the statutory United States federal income tax rate for the years ended December 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010
Tax at statutory rate	$623	$10,330	$9,752
Permanent differences	4,534	572	464
State taxes, net of federal benefit	1,273	1,134	1,314
Effect of foreign tax rates	8	(71)	(24)
Uncertain tax positions	(8,104)	—	—
Recognition of tax credits	(432)	(903)	(526)
Other	(276)	173	(174)

	(2,374)	11,235	10,806
Change in valuation allowance	—	—	(51)

Income tax (benefit) expense	$(2,374)	$11,235	$10,755

        Taxes paid, which are for United States federal income tax, certain state income taxes, and foreign income taxes were $3,651, $7,507 and $7,270 in 2012, 2011 and 2010, respectively.

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

($ In thousands except share and per share data)

Note J. Income Taxes (Continued)

        As of December 31, 2012, the Company has not identified any uncertain tax positions that would have a material impact on the Company's financial position. However, as a result of the Central Merger, the Company recorded $6,780, plus accrued interest of $5,328 and penalties of $678, for a state uncertain tax position as part of the opening balance sheet. Due to the lapsing of the statute of limitations for this position in the fourth quarter 2012, the Company decreased its uncertain tax position for the full amount of the liability previously established and reversed the previously accrued interest. As a result, the Company does not have any uncertain tax positions recorded as of December 31, 2012.

        The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	2012	2011	2010
Unrecognized tax benefits—January 1st	—	—	—
Gross adjustments—Central Merger	6,780	—	—
Gross increases—tax positions in prior period	—	—	—
Gross decreases—tax positions in prior period	—	—	—
Gross increases—tax positions in current period	—	—	—
Settlement	—	—	—
Lapse of statute of limitations	(6,780)	—	—

Unrecognized tax benefits—December 31st	—	—	—

        The Company recognizes potential interest and penalties related to uncertain tax positions, if any, in income tax expense.

        The tax years that remain subject to examination for the Company's major tax jurisdictions at December 31, 2012 are shown below:

2007 - 2012	United States—federal income tax
2007 - 2012	United States—state and local income tax
2009 - 2012	Canada

Note K. Benefit Plans

        The Company has deferred compensation arrangements for certain key executives, a savings and retirement plan, and a non-qualified deferred compensation plan in which certain employees are eligible to participate.

        The Company offers deferred compensation arrangements for certain key executives. Subject to their continued employment by the Company, certain employees offered supplemental pension arrangements will receive a defined monthly benefit upon attaining age 65. At December 31, 2012 and 2011, the Company has accrued $3,669 and $3,362, respectively, representing the present value of the future benefit payments. Expenses related to these plans amounted to $486, $311, and $154 in 2012, 2011 and 2010, respectively.

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

($ In thousands except share and per share data)

Note K. Benefit Plans (Continued)

        Through the Central Merger, the Company has agreements with certain former key executives that provide for aggregate annual payments ranging from $32 to $144 per year for periods ranging from 10 years to life, beginning when the executive retires or upon death or disability. Under certain conditions, the amount of deferred benefits can be reduced. Life insurance contracts with a face value of approximately $6,700 as of December 31, 2012 have been purchased to fund, as necessary, the benefits under these agreements. The cash surrender value of the life insurance contracts is approximately $700 at December 31, 2012 and is included in other non current assets. The plan is a non-qualified plan and is not subject to ERISA funding requirements. Compensation costs for the year ended December 31, 2012 was $855. At December 31, 2012, the Company had recorded a liability in other long-term liabilities of $3,942 associated with these agreements.

        The Company sponsors a savings and retirement plan whereby the participants may elect to contribute a portion of their compensation to the plan. The Company's Plan, is a qualified defined contribution plan 401(K). The Company contributes an amount in cash or other property as a Company match equal to 50% of the first 4% of contributions as they occur. Through the Central acquisition, the Company has the Central defined contribution plan. For the Central Plan, the Company will match an amount equal to 100% of the participant's contributions up to 3% of compensation and 50% of the participant's contributions exceeding 3% but not to exceed 5% of compensation. Expenses related to these plans amounted to $893, $988, and $951 in 2012, 2011 and 2010, respectively.

        The Company also offers a non-qualified deferred compensation plan. This plan allows certain employees to defer a portion of their compensation, limited to a maximum of $50 per year, to be paid to the participants upon separation of employment or distribution date selected by employee. To support the non-qualified deferred compensation plan, the Company has elected to purchase Company Owned Life Insurance ("COLI") policies on certain plan participants. The cash surrender value of the COLI policies is designed to provide a source for funding the accrued liability. As of December 31, 2012 and 2011, the cash surrender value of the COLI policies is $5,620 and $3,902, respectively and is included in intangible and other assets, net on the consolidated balance sheet. The liability for the non-qualified deferred compensation plan is included in other long-term liabilities and was $6,064 and $3,929 as of December 31, 2012 and 2011, respectively.

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

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

($ In thousands except share and per share data)

Note K. Benefit Plans (Continued)

          c.     If the Company chooses to stop participating in one of its multiemployer plans, it may be required to pay the plan an amount based on the underfunded status of the plan, referred to as withdrawal liability.

        At December 31, 2012, we employed approximately 25,000 employees compared to approximately 12,000 employees at December 31, 2011 and 2010. The increase in employment from prior years is primarily attributable to the Central Merger.

        The Company's participation in these plans for the annual periods ended December 31, 2012, 2011 and 2010, is outlined in the table below. The "EIN/Pension Plan Number" column provides the Employee Identification Number ("EIN") and the three-digit plan number, if applicable. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The "FIP/RP Status Pending/Implemented" column indicates plans for which a Financial Improvement Plan ("FIP") or a Rehabilitation Plan ("RP") is either pending or has been implemented. The "Expiration Date of Collective Bargaining Agreement" column lists the expiration dates of the agreements to which the plans are subject.

		Pension Protection Zone Status
	EIN/ Pension Plan Number					Contributions					Expiration Date of Collective Bargaining Agreement
					FIP/FR Pending Implementation				Surcharge Imposed	Zone Status as of the Most Recent Annual Report
Pension		2012	2011	2010		2012	2011	2010
Teamsters Local Union 727	36-61023973	Green	Green	Green	N/A	3,848	3,617	2,500	No	2012	03/05/2014
Local 917 Pension Fund(1)	13-6086164	Red	Red	Orange	3/21/12	97	—	—	Yes	2010	06/30/2013

(1)
Prior to the Merger date, Central represented more than 5% of the total contributions for the 2010 plan year.

        The Company's contributions represented more than five percent of total contributions to the Teamsters Local Union No. 727 Benefit Fund for the plan year ending February 28, 2012 and Local 917 Pension Fund for the plan year ending October 31, 2011 (the most recently available annual reports). We do not represent more than five percent to any other fund.

        Net expenses not reimbursed by clients and related to multiemployer defined benefit and defined contribution benefit plans were $762, $710 and $552 in 2012, 2011 and 2010, respectively.

        In the event that we decide to cease participating in these plans, we could be assessed a withdrawal liability. We currently do not have any intentions to cease participating in these multiemployer pension plans and therefore would not trigger the withdrawal liability.

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

($ In thousands except share and per share data)

Note L. Leases and Contingencies

        The Company operates parking facilities under operating leases expiring on various dates, generally prior to 2019. Certain of the leases contain options to renew at the Company's discretion.

        Total future annual rent expense is not determinable as a portion of such future rent is contingent based on revenues. At December 31, 2012, the Company's minimum rental commitments, excluding contingent rent provisions under all non-cancelable operating leases, are as follows:

2013(1)	$168,254
2014	131,077
2015	109,342
2016	90,991
2017	73,005
2018 and thereafter,	269,311

$841,980

(1)
$30,688 is included in 2013's minimum commitments for leases that expire in less than one year.

        Rent expense, including contingent rents, was $173,502, $108,324 and $101,623 in 2012, 2011 and 2010, respectively.

        Contingent rent expense was $79,552, $58,309 and $53,211 in 2012, 2011 and 2010, respectively. Contingent rent expense consists primarily of percentage rent payments, which will cease at various times as certain leases expire.

        We enter into contingent purchase price arrangements from time to time for our business combinations and depending upon the date of the business combination, some of our contingent purchase price arrangements are not reflected in our consolidated balance sheet as those acquisitions occurred prior to the adoption of the most recent guidance on business combinations which now requires these to be recorded at fair value on the date of the acquisition. Our contingent payment obligations outstanding under previous business combination rules totaled $255 and $536, as of December 31, 2012 and 2011, respectively, assuming all performance targets would be achieved as of December 31, 2012 and 2011, and on an aggregate undiscounted basis. Such contingent payments will be accounted for as additional purchase price if the performance criteria are achieved; accordingly, this contingent payment obligation is not recorded at December 31, 2012. In addition, as of December 31, 2012 we have accrued $239 for contingent payment obligations incurred in 2012 under previous business combination rules. We have recorded a contingency obligation for acquisitions subsequent to the adoption of the most recent guidance on business combinations, in the amount of $3,324, of which $2,008 is included in the other long-term liabilities and $1,316 is included in accrued expenses at December 31, 2012.

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

($ In thousands except share and per share data)

Note M. Management Contracts and Related Arrangements with Affiliates

Closing Agreements

        In connection with the Central Merger, on February 28, 2012, we entered into initial Closing Agreements (the "Initial Closing Agreements") with each of Lubert-Adler Real Estate Fund V, L.P. and Lubert-Adler Real Estate Parallel Fund V, L.P. (collectively, "Lubert-Adler Entities"); each of Kohlberg Investors V, L.P., Kohlberg TE Investors V, L.P., Kohlberg Partners V, L.P., Kohlberg Offshore Investors V, L.P., and KOCO Investors V, L.P. (collectively, the "Kohlberg Entities"); and each of Versa Capital Fund I, L.P. and Versa Capital Fund I Parallel, L.P. (collectively, the "Versa Entities"). As of March 1, 2013, the Lubert-Adler Entities collectively own approximately 6.1% of our common stock, the Kohlberg Entities collectively own approximately 16.6% of our common stock, and the Versa Entities collectively own approximately 5.5% of our common stock. In addition, Paul Halpern, one of our director nominees, is affiliated with the Versa Entities; and Jonathan P. Ward and Gordon H. Woodward, both director nominees, are affiliated with the Kohlberg Entities.

        Under the Initial Closing Agreements, the Central stockholders agreed, among other things, to vote their shares of our common stock in accordance with our Board's recommendations or, in specified cases, in proportion to the votes made by our other stockholders, until October 2, 2015.

        Additionally, the Initial Closing Agreements provide that each Central stockholder will be subject to a four-year "standstill period" following the closing of the Merger, during which each such Central stockholder will not, among other things, (i) acquire any additional voting securities of the Company, (ii) seek or propose a merger, acquisition, tender offer or other extraordinary transaction with respect to the Company, (iii) call a meeting of our stockholders or initiate a stockholder proposal, or (iv) form a "group" with any person with respect to our securities.

        The Initial Closing Agreements also impose certain restrictive covenants on some of the Central stockholders, including, among others, (i) non-compete covenants, (ii) non-solicitation covenants, (iii) confidentiality obligations and (iv) non-disparagement requirements.

        The foregoing description of the Initial Closing Agreements does not purport to be complete and is qualified in its entirety by reference to the Closing Agreements, copies of which are attached to our Current Report on Form 8-K filed on February 29, 2012 as Exhibits 10.2 through 10.4 and incorporated by reference herein.

        In connection with the Central Merger, on October 2, 2012, we entered into Additional Closing Agreements (the "Additional Closing Agreements") with the Central stockholders. Pursuant to the terms of the Additional Closing Agreements, the Kohlberg, Lubert-Adler and Versa Entities have each agreed that, until October 2, 2015 and for so long as it owns in the aggregate (together with its affiliates, all other Central stockholders and their respective affiliates and any other persons with which any of the foregoing form a "group") beneficially or of record more than 10% of our issued and outstanding common stock, to cause the shares of our common stock held by them to be counted as

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

($ In thousands except share and per share data)

Note M. Management Contracts and Related Arrangements with Affiliates (Continued)

present at any meeting of our stockholders and to vote, in person or by proxy, all of such shares of our common stock as follows:

        Until October 2, 2014:

  •
  with respect to the election of directors to our Board, "for" any nominees recommended by our Board; and

  •
  with respect to all other matters submitted for a vote of our stockholders, in accordance with the recommendation of our Board with respect to such matters.

        From October 3, 2014 until October 2, 2015:

  •
  with respect to the election of directors to our Board, "for" any nominees recommended by our Board; and

  •
  with respect to all other matters submitted for a vote of our stockholders, in proportion to the votes cast by all of our other stockholders.

        The Additional Closing Agreements also provide that the Kohlberg, Lubert-Adler and Versa Entities will be subject to a four-year standstill period following the Closing Date, during which time, such Central stockholder will not, among other things, (i) acquire or agree to acquire any additional voting securities of the Company, (ii) seek or propose a merger, acquisition, tender offer or other extraordinary transaction with or involving the Company or any of its subsidiaries or their respective securities or assets, (iii) call a meeting of the stockholders of the Company or initiate a stockholder proposal or (iv) form a "group" (as defined in Section 13(d)(3) of the Securities Exchange Act of 1934) with any person (other than an affiliate of such Central stockholder) with respect to the acquisition or voting of any or our voting securities.

        The Additional Closing Agreements impose certain restrictive covenants on the Kohlberg and Versa Entities, including (i) confidentiality obligations with respect to our confidential information and (ii) non-disparagement requirements. The Lubert-Adler Entity is subject to confidentiality obligations with respect to our confidential information pursuant to the terms of its Additional Closing Agreement.

        The foregoing description of the Additional Closing Agreements does not purport to be complete and is qualified in its entirety by reference to the Additional Closing Agreements, copies of which are attached as Exhibits 10.2 through 10.8 to the Company's Current Report on Form 8-K filed with the SEC on October 2, 2012.

Agreements Related to Myron C. Warshauer

        Myron C. Warshauer, one of our director nominees, was our chief executive officer until October 15, 2001, when his employment period terminated under our employment agreement with him dated as of March 30, 1998. This agreement, which was amended on July 7, 2003 and May 10, 2004, requires us to pay Mr. Warshauer various post-employment benefits. Mr. Warshauer received payments of $498 and other benefits (health and dental insurance, office space and secretarial coverage) valued at $33 in 2012. This agreement also restricts Mr. Warshauer from competing with us.

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

($ In thousands except share and per share data)

Note M. Management Contracts and Related Arrangements with Affiliates (Continued)

        In addition, we entered into a consulting agreement with Shoreline Enterprises, LLC, which is solely owned by Myron C. Warshauer, dated October 16, 2001, as amended on May 10, 2004. Pursuant to this agreement, Mr. Warshauer provides consulting services under the title of Vice Chairman (Emeritus), which title and role is not that of an officer, director, employee or agent of our company. We paid Shoreline $183 in 2012 under this arrangement.

        Both of these agreements terminate on December 5, 2014 and permit Mr. Warshauer to provide us with consulting services to the extent and manner as he determines.

Related Arrangements with Affiliates

        In 2012 we provided property management services for twelve separate retail shopping centers and commercial office buildings in which D&E Parking, Inc. has an ownership interest. Edward Simmons, an executive officer of Standard Parking, has an ownership interest in D&E. In consideration of the property management services we provided for these twelve properties, we recorded net management fees totaling $625 in 2012.

        In 2012 our wholly owned subsidiary, SP Plus Security, Inc., formerly known as Preferred Response Security Services, Inc., provided security services for a retail shopping center owned by D&E. We recorded net management fees amounting to $2 for these security services in 2012. In 2012 we provided sweeping and power washing for a retail-shopping facility in which D&E has an ownership interest. For these services we recorded net management fees totaling $2 in 2012.

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

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

($ In thousands except share and per share data)

Note O. Goodwill (Continued)

        The following table reflects the changes in the carrying amounts of goodwill by reported segment for the years ended December 31, 2012 and 2011.

	Region One	Region Two	Region Three	Region Four	Region Five	Total
Balance as of December 31, 2010	$65,396	$3,760	$37,176	$22,577	$3,286	$132,196
Acquired during the period	73	—	—	—	—	73
Contingent payments related to acquisitions	228	—	34	—	—	262
Foreign currency translation	—	—	(114)	—	—	(114)

Balance as of December 31, 2011	$65,697	$3,760	$37,097	$22,577	$3,286	$132,417
Acquired during the period	125,965	28,080	28,483	39,475	80,233	302,236
Contingent payments related to acquisitions	279	—	53	—	—	332
Foreign currency translation	—	—	137	—	—	137

Balance as of December 31, 2012	$191,941	$31,840	$65,770	$62,052	$83,519	$435,122

Note P. Long-Term Receivables, net

        Long-term receivables, net, consist of the following:

	December 31,
	2012	2011
Deficiency payments:
Balance at beginning of year	$13,407	$12,070
Deficiency payments made	1,658	1,716
Deficiency repayment received	(467)	(379)

Balance at end of year	14,598	13,407
Other Bradley related, net	3,203	3,203
Valuation allowance	(2,484)	(2,484)

Total Bradley receivable	15,317	14,126
Other long-term receivables	29	51

Total long-term receivables	$15,346	$14,177

  Agreement

        We are entered into a 25-year agreement (the "Bradley Agreement") with the State of Connecticut ("State") that expires on April 6, 2025, under which we operate the surface parking and 3,500 garage parking spaces at Bradley International Airport ("Bradley") located in the Hartford, Connecticut metropolitan area. The Company manages the facility for which it is expected to receive a management fee.

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

($ In thousands except share and per share data)

Note P. Long-Term Receivables, net (Continued)

        The parking garage was financed on April 6, 2000 through the issuance of $53,800 of State of Connecticut special facility revenue bonds, representing $47,700 non-taxable Series A bonds and a separate taxable issuance of $6,100 Series B bonds. The Series B bonds were retired on July 1, 2006 according to the terms of the indenture. The Bradley agreement provides that we deposit with a trustee for the bondholders all gross revenues collected from operations of the surface and garage parking, and from these gross revenues the trustee pays debt service on the special facility revenue bonds outstanding, operating and capital maintenance expense of the surface and garage parking facilities excluding our management fee discussed below, and specific annual guaranteed minimum payments to the state. Principal and interest on the Bradley special facility revenue bonds increase from approximately $3,600 in lease year 2002 to approximately $4,500 in lease year 2025. Annual guaranteed minimum payments to the State increase from approximately $8,300 in lease year 2002 to approximately $13,200 in lease year 2024. The annual minimum guaranteed payment to the State by the trustee for the twelve months ended December 31, 2012 and 2011 was $10,375 and $10,162, respectively.

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

  •
  Trustee expenses,

  •
  Major maintenance and capital improvement deposits; and

  •
  State minimum guarantee.

        However, to the extent there is a cash surplus in any month during the term of the Bradley Agreement, we have the right to be repaid the principal amount of any and all deficiency payments, together with actual interest expenses and a premium, not to exceed 10% of the initial deficiency payment. We calculate and record interest income and premium income in the period the associated deficiency payment is received from the trustee.

  Deficiency Payments

        To the extent that monthly gross receipts are not sufficient for the trustee to make the required payments, we are obligated pursuant to our agreement, to deliver the deficiency amount to the trustee within three business days of being notified. We are responsible for these deficiency payments regardless of the amount of utilization for the Bradley parking facilities. The deficiency payments

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

($ In thousands except share and per share data)

Note P. Long-Term Receivables, net (Continued)

represent contingent interest bearing advances to the trustee to cover operating cash flow requirements. To the extent sufficient funds are available in the appropriate fund, the trustee is then directed by the State to reimburse us for deficiency payments up to the amount of the calculated surplus.

        In the year ended December 31, 2012, we made deficiency payments (net of repayments received) of $1,191. In addition, in 2012 we received no premium income and $85 in interest income on deficiency repayments from the trustee. In the year ended December 31, 2011, we made deficiency payments (net of repayments received) of $1,337. In addition, in 2011 we received $54 for premium income and $256 in interest income on deficiency repayments from the trustee. The receivable from the trustee for interest and premium income related to deficiency repayments was $0 as of December 31, 2012 and 2011.

        The deficiency payments, if any, are recorded as a receivable by us for which we are reimbursed from time to time as provided in the trust agreement. As of December 31, 2012, and December 31, 2011, we have a receivable of $14,598 and $13,407, respectively, compromised of cumulative deficiency payments to the trustee, net of reimbursements. We believe these advances to be fully recoverable, as the Construction, Financing and Operating Special Facility Lease Agreement, which governs reimbursement of the Guarantor Payments, places no time restriction on the Company's right to reimbursement, and therefore have not recorded a valuation allowance for them. We do not guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.

  Compensation

        In addition to the recovery of certain general and administrative expenses incurred, the Bradley Agreement provides for an annual management fee payment which is based on three operating profit tiers calculated for each year during the term of the agreement. The management fee is further apportioned 60% to us and 40% to an un-affiliated entity. To the extent that funds are available for the trustee to make a distribution, the annual management fee is paid when sufficient cash is paid after the Guaranteed Payments (as defined in our agreement), and after the repayment of all deficiency payments, including accrued interest and premium. However, our right to the management fee accrues each year during the term of the agreement and is paid when sufficient cash is available for the trustee to make a distribution.

        The annual management fee is paid after the repayment of all deficiency payments, including accrued interest and premium, therefore due to the existence and length of time for repayment of the deficiency amounts to the Company, no management fees have been recognized in the accompanying financial statements. Management fees will be recognized in accordance with SAB 104 when "collectability is reasonably assured" and the deficiency payments have been repaid.

        Cumulative management fees of $6,000 have not been recognized as of December 31, 2012 and no management fees were recognized during 2012, 2011 or 2010.

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

($ In thousands except share and per share data)

Note Q. Stock Repurchases

        In June 2011, our Board of Directors authorized us to repurchase shares of our common stock, on the open market, up to $20,000 in aggregate and cancelled a prior authorization from 2008.

2012 Stock Repurchases

        No share repurchases were made by us in 2012.

        As of December 31, 2012, $12,467 remained available for stock repurchases under the June 2011 authorization by the Board of Directors.

2011 Stock Repurchases

        During the second quarter of 2011, we repurchased 27,803 shares from third party shareholders at an average price of $15.52 per share, including average commissions of $0.03 per share, on the open market. The total value of the second quarter transactions was $431. At June 30, 2011, 27,803 shares were held as treasury stock. In July 2011, we returned the shares to authorized and unissued.

        During the third quarter of 2011, we repurchased 286,109 shares from third party shareholders at an average price of $16.08 per share, including average commissions of $0.03 per share, on the open market. The total value of the third quarter transactions was $4,600. At September 30, 2011, 55,370 shares were held as treasury stock. In October 2011, we returned the shares to authorized and unissued.

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

Note R. Domestic and Foreign Operations

  Business Unit Segment Information

        Segment information is presented in accordance with a "management approach," which designates the internal reporting used by the chief operating decision maker for making decisions and assessing performance as the source of the Company's reportable segments. The Company's segments are organized in a manner consistent with which separate financial information is available and evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.

        An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenue and incur expenses, and about which separate financial information is regularly evaluated by our chief operating decision maker. Our chief operating decision maker is the Company's president and chief executive officer.

        Each of the operating segments is directly responsible for revenue and expenses related to their operations including direct regional administrative costs. Finance, information technology, human resources, and legal are shared functions that are not allocated back to the four operating segments.

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

($ In thousands except share and per share data)

Note R. Domestic and Foreign Operations (Continued)

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

        Our business is managed based on regions administered by executive vice presidents. The following is a summary of revenues (excluding reimbursed management contract revenue) and gross profit by regions for the years ended December 31, 2012, 2011 and 2010. Information related to prior periods has been recast to conform to the current regional alignment.

        The Company has provided this business unit segment information for all comparable prior periods. Segment information is summarized as follows (in thousands):

	Year Ended December 31,
	2012	Gross Margin	2011	Gross Margin	2010	Gross Margin
Revenues(a):
Region One
Lease contracts	$133,559		$71,896		$66,786
Management contracts	65,768		50,152		44,455

Total Region One	199,327		122,048		111,241
Region Two
Lease contracts	1,425		—		—
Management contracts	21,604		9,178		14,817

Total Region Two	23,029		9,178		14,817
Region Three
Lease contracts	30,729		20,396		17,558
Management contracts	59,218		53,835		53,214

Total Region Three	89,947		74,231		70,772
Region Four
Lease contracts	42,986		39,522		39,433
Management contracts	61,454		47,490		45,007

Total Region Four	104,440		87,012		84,440
Region Five
Lease contracts	41,749		15,676		14,843
Management contracts	22,261		12,059		12,955

Total Region Five	64,010		27,735		27,798
Other
Lease contracts	(93)		20		44
Management contracts	196		1,011		883

Total Other	103		1,031		927
Reimbursed management contract revenue	473,082		408,427		411,148

Total revenues	$953,938		$729,662		$721,143

Gross Profit
Region One
Lease contracts	$7,144	5%	$5,318	7%	$4,591	7%

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

($ In thousands except share and per share data)

Note R. Domestic and Foreign Operations (Continued)

	Year Ended December 31,
	2012	Gross Margin	2011	Gross Margin	2010	Gross Margin
Management contracts	32,256	49%	27,110	54%	25,334	57%

Total Region One	39,400		32,428		29,925
Region Two
Lease contracts	78	5%	—	0%	—	0%
Management contracts	3,775	17%	1,928	21%	3,241	22%

Total Region Two	3,853		1,928		3,241
Region Three
Lease contracts	2,303	7%	1,916	9%	1,546	9%
Management contracts	23,235	39%	23,210	43%	24,296	46%

Total Region Three	25,538		25,126		25,842
Region Four
Lease contracts	3,180	7%	2,743	7%	2,961	8%
Management contracts	17,926	29%	16,183	34%	16,879	38%

Total Region Four	21,106		18,926		19,840
Region Five
Lease contracts	4,885	12%	948	6%	677	5%
Management contracts	8,127	37%	6,462	54%	6,065	47%

Total Region Five	13,012		7,410		6,742
Other
Lease contracts	2,504	(2,692)%	91	455%	276	627%
Management contracts	4,338	2,213%	2,673	264%	1,035	117%

Total Other	6,842		2,764		1,311
Total gross profit	109,751		88,582		86,901
General and administrative expenses	86,663		48,297		47,878
General and administrative expense percentage of gross profit	79%		55%		55%
Depreciation and amortization	13,241		6,618		6,074

Operating income	9,847		33,667		32,949
Other expenses (income):
Interest expense	8,449		4,691		5,335
Interest income	(382)		(537)		(249)

	8,067		4,154		5,086
Income before income taxes	1,780		29,513		27,863
Income tax (benefit) expense	(2,374)		11,235		10,755

Net income	4,154		18,278		17,108
Less: Net income attributable to noncontrolling interest	1,034		378		268

Net income attributable to Standard Parking Corporation	$3,120		$17,900		$16,840

(a)
Excludes reimbursed management contract revenue.

        Region One encompasses operations in Connecticut, Delaware, District of Columbia, Illinois, Indiana, Kansas, Kentucky, Maine, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nebraska,

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

($ In thousands except share and per share data)

Note R. Domestic and Foreign Operations (Continued)

New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Virginia, West Virginia and Wisconsin.

        Region Two encompasses event planning and transportation, and our technology-based parking and traffic management systems.

        Region Three encompasses operations in Canada, Arizona, California, Colorado, Hawaii, Nevada, New Mexico, Oregon, Utah, Washington, and Wyoming.

        Region Four encompasses all major airport and transportation operations nationwide.

        Region Five encompasses Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, Oklahoma, Puerto Rico, Tennessee, and Texas.

        Other consists of ancillary revenue that is not specifically identifiable to a region and insurance reserve adjustments related to prior years.

        The CODM does not evaluate segments using discrete asset information.

Note S. Stock-Based Compensation

        We measure stock-based compensation expense at the grant date, based on the estimated fair value of the award, and the expense is recognized over the requisite employee service period (generally the vesting period) for awards expected to vest (considering estimated forfeitures).

        The Company has an amended and restated long-term incentive plan (the "Plan") that was adopted in conjunction with our initial public offering in 2004. On February 27, 2008, our Board of Directors approved an amendment to our Plan, subject to shareholder approval, that increased the maximum number of shares of common stock available for awards under the Plan from 2,000,000 to 2,175,000 and extended the Plan's termination date. Our shareholders approved this Plan amendment on April 22, 2008, and the Plan now terminates twenty years from the date of such approval, or April 22, 2028. Forfeited and expired options under the Plan become generally available for reissuance. At December 31, 2012, no shares remained available for award under the Plan.

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

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

($ In thousands except share and per share data)

Note S. Stock-Based Compensation (Continued)

        There were no options granted during the years ended December 31, 2012, 2011 and 2010. The Company recognized no stock-based compensation expense related to stock options for the years ended December 31, 2012, 2011 and 2010 as all options previously granted are fully vested. A total of 9,534 options expired in the third quarter of 2010 with a weighted average exercise price of $17.03. The option expirations are due to out-of-the-money options that were not exercised prior to their expiration date. The expired options were returned to the pool of shares generally available for future use under the Long-Term Incentive Plan and subsequently re-issued.

        On April 25, 2012, the Company authorized vested stock grants to certain directors totaling 12,995 shares. The total value of the grant, based on the fair value of the stock on the grant date was $245 which was fully expensed at the grant date and is included in general and administrative expenses.

        On April 29, 2011, we authorized vested stock grants to certain directors totaling 14,009 shares. The total value of the grant, based on the market value of the underlying common stock at the date of grant was $245, which was fully expensed in the year the award was granted and is included in general and administrative expenses.

        On April 28, 2010, we authorized vested stock grants to certain directors totaling 12,892 shares. The total value of the grant was $220 and is included in general and administrative expenses. On September 22, 2010, we authorized vested stock grants to certain directors totaling 1,504 shares. The total value of the grant was $25 and is included in general and administrative expenses.

        The Company recognized $245 of stock based compensation expense for each of the years ended December 31, 2012, 2011 and 2010, which is included in general and administrative expense. As of December 31, 2012, there was no unrecognized compensation costs related to unvested options.

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

($ In thousands except share and per share data)

Note S. Stock-Based Compensation (Continued)

        The following table summarizes the transactions pursuant to our stock option plans for the last three years ended December 31.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	551,007	$4.50
Granted	—	n/a
Exercised	(385,027)	$4.60
Forfeited	(9,534)	$17.03

Outstanding at December 31, 2010	156,446	$5.01
Granted	—	n/a
Exercised	(68,322)	$3.17
Expired	—	n/a

Outstanding at December 31, 2011	88,124	$6.44
Granted	—	n/a
Exercised	(81,023)	$6.49
Expired	—	n/a

Outstanding at December 31, 2012	7,101	$5.75	1.4	$115

Vested and Exercisable at December 31, 2012	7,101	$5.75	1.4	$115

        At December 31, 2012, 2011 and 2010, options to purchase 7,101, 88,124 and 156,446 shares of common stock, respectively, were exercisable at weighted average exercise prices of $5.75, $6.44 and $5.01 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011, and 2010 was $1,025, $994, and $4,630, respectively.

        There were no nonvested options as of December 31, 2012, 2011 and 2010.

  Restricted Stock Units

        In March 2008, the Company's Board of Directors authorized a one-time grant of 750,000 restricted stock units that subsequently were awarded to members of our senior management team on July 1, 2008. In November 2008, an additional 5,000 restricted stock units were also awarded. The restricted stock units vest in one-third installments on each of the tenth, eleventh and twelfth anniversaries of the grant date. The restricted stock unit agreements are designed to reward performance over a decade or longer.

        In October 2012, the Company's Board of Directors authorized a one-time grant of 191,895 restricted stock units that were awarded to our senior management team. The restricted stock units vest in one third installments on each of the first, second and third anniversaries of the Grant Date. The restricted stock unit agreements are designed to reward performance over a three year period. Additionally in October 2012, as part of employment agreements, 30,529 restricted stock units were awarded and shall become vested on the third anniversary of the Grant Date.

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

($ In thousands except share and per share data)

Note S. Stock-Based Compensation (Continued)

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

        A summary of the status of the restricted stock units as of December 31, 2012, and changes during the year ended December 31, 2012 and 2011, is presented below and there was no activity for the years ended December 31, 2010:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2011	755,000	$18.26
Vested	(68,400)
Forfeited	(17,600)

Nonvested at December 31, 2011	669,000	18.27
Issued	222,425
Vested	(154,800)
Forfeited	(13,200)

Nonvested at December 31, 2012	723,425	$19.78

        The Company recognized $1,858, $2,206 and $2,065 of stock based compensation expense related to the restricted stock units for the year ended December 31, 2012, 2011 and 2010, respectively, which is included in general and administrative expense. As of December 2012, there was $9,065 of unrecognized stock-based compensation costs, net of estimated forfeitures, related to the restricted stock units that are expected to be recognized over a weighted average period of approximately 4.0 years. As of December 31, 2011, there was $6,062 of unrecognized stock-based compensation cost, net of estimated forfeitures, related to the restricted stock units that are expected to be recognized over a weighted average period of approximately 6.7 years. As of December 31, 2010, there was $7,863 of unrecognized stock-based compensation costs, net of estimated forfeitures, related to the restricted stock units that are expected to be recognized over a weighted average period of approximately 6.9 years.

Note T. Unaudited Quarterly Results

        The following table sets forth our unaudited quarterly consolidated statement of income data for the years ended December 31, 2012 and December 31, 2011. The unaudited quarterly information has been prepared on the same basis as the annual financial information and, in management's opinion, includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information for the quarters presented. Historically, our operating results have varied from quarter to quarter and are expected to continue to fluctuate in the future. These fluctuations have been due to a number of factors, including: general economic conditions in our markets; acquisitions; additions of

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

($ In thousands except share and per share data)

Note T. Unaudited Quarterly Results (Continued)

contracts; expiration and termination of contracts; conversion of lease contracts to management contracts; conversion of management contracts to lease contracts and changes in terms of contracts that are retained and timing of general and administrative expenditures. The operating results for any historical quarter are not necessarily indicative of results for any future period.

	2012 Quarters Ended					2011 Quarters Ended
	March 31	June 30	September 30	December 31		March 31	June 30	September 30	December 31
	(Unaudited)					(Unaudited)
Parking services revenue:
Lease contracts	$37,544	$42,414	$42,969	$127,428		$35,205	$37,193	$37,501	$37,611
Management contracts	47,964	44,372	49,226	88,939		45,954	42,343	43,259	42,169
Reimbursed management contract revenue	103,937	104,160	100,958	164,027		101,124	100,126	106,365	100,812

Total revenue	189,445	190,946	193,153	380,394		182,283	179,662	187,125	180,592
Cost of parking services:
Lease contracts	35,387	38,000	40,108	116,767		33,499	34,286	34,049	34,660
Management contracts	28,492	24,018	30,409	57,924		27,492	23,215	22,489	22,963
Reimbursed management contract revenue	103,937	104,160	100,958	164,027		101,124	100,126	106,365	100,812

Total cost of parking services	167,816	166,178	171,475	338,718		162,115	157,627	162,903	158,435
Gross profit:
Lease contracts	2,157	4,414	2,861	10,661		1,706	2,907	3,452	2,951
Management contracts	19,472	20,354	18,817	31,015		18,462	19,128	20,770	19,206

Total gross profit	21,629	24,768	21,678	41,676		20,168	22,035	24,222	22,157
General and administrative expenses	15,045	14,868	13,846	42,904	(1)	11,182	11,597	11,814	13,704
Depreciation and amortization	1,728	1,807	1,723	7,983		1,533	1,677	1,683	1,725

Operating income	4,856	8,093	6,109	(9,211)		7,453	8,761	10,725	6,728
Other expense (income):
Interest expense	1,130	1,132	1,093	5,094		1,169	1,180	1,197	1,145
Interest income	(70)	(135)	(61)	(116)		(60)	(113)	(297)	(67)

	1,060	997	1,032	(4,978)		1,109	1,067	900	1,078
Income before income taxes	3,796	7,096	5,077	(14,189)		6,344	7,694	9,825	5,650
Income tax expense (benefit)	1,528	2,856	2,623	(9,381	)(2)	2,479	3,066	3,760	1,930

Net income	2,268	4,240	2,454	(4,808)		3,865	4,628	6,065	3,720
Less: Net income (loss) attributable to noncontrolling interest	72	85	75	802		86	85	89	118

Net income attributable to Standard Parking Corporation	$2,196	$4,155	$2,379	$(5,610)		$3,779	$4,543	$5,976	$3,602

Common stock data:
Common stock data:
Net income per share:
Basic	$0.14	$0.27	$0.15	$(0.26)		$0.24	$0.29	$0.38	$0.23
Diluted	0.14	0.26	0.15	(0.26)		0.23	0.28	0.37	0.23
Weighted average shares outstanding:
Basic	15,563,914	15,665,263	15,668,129	21,836,583		15,790,875	15,834,622	15,704,837	15,485,793
Diluted	15,820,118	15,900,659	15,928,685	22,357,602		16,146,106	16,164,114	16,034,330	15,845,173

(1)
Includes $26,783 in expenses related to the Central Merger.

(2)
Includes $8,104 benefit from FIN 48 reversal of provision for uncertain tax provisions.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD PARKING CORPORATION
By:	/s/ JAMES A. WILHELM James A. Wilhelm Director, President and Chief Executive Officer (Principal Executive Officer)

Date: March 18, 2013

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES A. WILHELM James A. Wilhelm	Director, President and Chief Executive Officer (Principal Executive Officer)	March 18, 2013
/s/ CHARLES L. BIGGS Charles L. Biggs	Director	March 18, 2013
/s/ KAREN M. GARRISON Karen M. Garrison	Director	March 18, 2013
/s/ PAUL HALPERN Paul Halpern	Director	March 18, 2013
/s/ ROBERT S. ROATH Robert S. Roath	Director and Non-Executive Chairman	March 18, 2013
/s/ MICHAEL J. ROBERTS Michael J. Roberts	Director	March 18, 2013
/s/ JONATHAN P. WARD Jonathan P. Ward	Director	March 18, 2013

Signature	Title	Date

/s/ GORDON H. WOODWARD Gordon H. Woodward	Director	March 18, 2013
/s/ G. MARC BAUMANN G. Marc Baumann	Chief Financial Officer, Treasurer and President of Urban Operations	March 18, 2013
/s/ DANIEL R. MEYER Daniel R. Meyer	Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer and Duly Authorized Officer)	March 18, 2013

STANDARD PARKING CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Acquired through Central Merger	Additions Charged to Costs and Expenses	Reductions(1)	Balance at End of Year(2)
	(In thousands)
Year ended December 31, 2012:
Deducted from asset accounts Allowance for doubtful accounts	$2,969	$—	$492	$(884)	$2,577
Year ended December 31, 2011:
Deducted from asset accounts Allowance for doubtful accounts	2,805	—	441	(277)	2,969
Year ended December 31, 2010:
Deducted from asset accounts Allowance for doubtful accounts	3,002	—	380	(577)	2,805
Deducted from asset accounts Deferred tax valuation account
Year ended December 31, 2012	318	24,981	—	—	25,299
Year ended December 31, 2011	318	—	—	—	318
Year ended December 31, 2010	369	—	—	(51)	318

(1)
Represents uncollectible accounts written off, net of recoveries and reversal of provision.

(2)
Includes long-term receivables valuation allowance of $2,484.

INDEX TO EXHIBITS

Exhibit Number		Description
3.1		Second Amended and Restated Certificate of Incorporation of the Company filed on June 2, 2004 (incorporated by reference to exhibit 3.1 of the Company's Annual Report on Form 10-K filed on March 13, 2009).

3.1.1		Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company effective as of January 7, 2008 (incorporated by reference to exhibit 3.1.1 of the Company's Annual Report on Form 10-K filed on March 13, 2009).

3.1.2		Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company effective as of April 29, 2010 (incorporated by reference to exhibit 3.1.3 of the Company's Quarterly Report on Form 10-Q filed on August 6, 2010).

3.1.3		Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company effective as of May 6, 2010 (incorporated by reference to exhibit 3.1.4 of the Company's Quarterly Report on Form 10-Q filed on August 6, 2010).

3.2		Fourth Amended and Restated Bylaws of the Company dated January 1, 2010 (incorporated by reference to exhibit 3.1 of the Company's Current Report on Form 8-K filed on January 27, 2010).

4.1		Specimen common stock certificate (incorporated by reference to exhibit 4.1 of Amendment No. 2 to the Company's Registration Statement on Form S-1, File No. 333-112652, filed on May 18, 2004).

10.1^		Credit Agreement, dated as of October 2, 2012, by and among the Company, Bank of America, N.A., as administrative agent, Wells Fargo Bank, N.A. and JP Morgan Chase Bank, N.A., as co-syndication agents, U.S. Bank National Association, First Hawaiian Bank and General Electric Capital Corporation, as co-documentation agents, Merrill Lynch, Pierce, Fenner & Smith Inc., Wells Fargo Securities, LLC and J.P. Morgan Securities LLC, as joint lead arrangers and joint book managers, and the lenders party thereto (incorporated by reference to exhibit 10.3 of the Company's Quarterly Report on Form 10-Q filed for September 30, 2012).

10.2		Confirmation of Interest Rate Swap Transaction, dated as of October 25, 2012, between the Company and Bank of America, N.A. (incorporated by reference to exhibit 10.4 of the Company's Quarterly Report on Form 10-Q filed for September 30, 2012).

10.3		Confirmation of Interest Rate Swap Transaction, dated as of October 25, 2012, between the Company and JPMorgan Chase Bank, N.A. (incorporated by reference to exhibit 10.5 of the Company's Quarterly Report on Form 10-Q filed for September 30, 2012).

10.4		Confirmation of Interest Rate Swap Transaction, dated as of October 25, 2012, between the Company and PNC Bank, N.A. (incorporated by reference to exhibit 10.6 of the Company's Quarterly Report on Form 10-Q filed for September 30, 2012).

10.5	+	Employment Agreement dated as of March 30, 1998 between the Company and Myron C. Warshauer (incorporated by reference to exhibit 10.6 of the Company's Registration Statement on Form S-4, File No. 333-50437, filed on April 17, 1998).

10.5.1	+	First Amendment to Employment Agreement dated July 7, 2003 between the Company and Myron C. Warshauer (incorporated by reference to exhibit 10.4.1 of the Company's Annual Report on Form 10-K filed for December 31, 2004).

Exhibit Number		Description
10.5.2	+	Amendment to Employment Agreement dated as of May 10, 2004 between the Company and Myron C. Warshauer (incorporated by reference to exhibit 10.4.2 of the Company's Annual Report on Form 10-K filed for December 31, 2004).

10.6	+	Employment Agreement dated as of March 26, 1998 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.12 of the Company's Registration Statement on Form S-4, File No. 333-50437, filed on April 17, 1998).

10.6.1	+	Amendment to Employment Agreement dated as of June 19, 2000 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.5.1 of the Company's Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).

10.6.2	+	Second Amendment to Employment Agreement dated as of December 6, 2000, between the Company and Michael K. Wolf, (incorporated by reference to exhibit 10.22 to the Company's Annual Report on Form 10-K filed for December 31, 2000).

10.6.3	+	Third Amendment to Employment Agreement dated April 1, 2002 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.19.3 to the Company's Annual Report on Form 10-K filed for December 31, 2002).

10.6.4	+	Fourth Amendment to Employment Agreement dated December 31, 2003 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.5.4 of the Company's Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).

10.6.5	+	Fifth Amendment to Employment Agreement dated December 18, 2008 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.5.5 of the Company's Annual Report on Form 10-K filed on March 13, 2009).

10.6.6	+	Sixth Amendment to Employment Agreement dated January 28, 2009 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.3 of the Company's Current Report on Form 8-K filed on February 3, 2009).

10.6.7	+	Seventh Amendment to Employment Agreement dated as of April 2, 2012 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.10 to the Company's Quarterly Report on Form 10-Q filed for June 30, 2012).

10.7	+	Amended and Restated Executive Employment Agreement dated as of January 28, 2009 between the Company and James A. Wilhelm (incorporated by reference to exhibit 10.3 of the Company's Current Report of Form 8-K filed on February 3, 2009).

10.7.1	+	First Amendment to Amended and Restated Executive Employment Agreement dated January 25, 2012, between the Company and James A. Wilhelm (incorporated by reference to exhibit 10.6.1 of the Company's Annual Report on Form 10-K filed on March 15, 2012).

10.8	+	Deferred Compensation Agreement dated as of August 1, 1999, between the Company and James A. Wilhelm (incorporated by reference to exhibit 10.7 of the Company's Annual Report on Form 10-K filed on March 15, 2012).

10.8.1	+	First Amendment to Deferred Compensation Agreement dated January 25, 2012, between the Company and James A. Wilhelm (incorporated by reference to exhibit 10.7.1 of the Company's Annual Report on Form 10-K filed on March 15, 2012).

Exhibit Number		Description
10.9	+	Employment Agreement dated May 18, 1998 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.24 of the Company's Annual Report on Form 10-K filed for December 31, 2001).

10.9.1	+	First Amendment to Employment Agreement dated as of November 7, 2001 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.25 of the Company's Annual Report on Form 10-K filed for December 31, 2001).

10.9.2	+	Second Amendment to Employment Agreement dated as of August 1, 2003 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.7.2 of the Company's Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).

10.9.3	+	Third Amendment to Employment Agreement dated as of April 1, 2005 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.7.3 of the Company's Annual Report on Form 10-K filed on March 13, 2009).

10.9.4	+	Fourth Amendment to Employment Agreement dated as of December 29, 2008 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.7.4 of the Company's Annual Report on Form 10-K filed on March 13, 2009).

10.9.5	+	Fifth Amendment to Employment Agreement dated as of January 28, 2009 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.7.5 of the Company's Annual Report on Form 10-K filed on March 13, 2009).

10.10	+	Amended and Restated Executive Employment Agreement dated as of December 1, 2002 between the Company and John Ricchiuto (incorporated by reference to exhibit 10.22.2 of the Company's Annual Report on Form 10-K filed for December 31, 2002).

10.10.1	+	First Amendment to Amended and Restated Executive Employment Agreement dated as of April 11, 2005, between the Company and John Ricchiuto (incorporated by reference to exhibit 10.3 of the Company's Current Report on Form 8-K filed on March 7, 2005).

10.10.2	+*	Second Amendment to Employment Agreement dated as of December 28, 2008 between the Company and John Ricchiuto.

10.10.3	+	Third Amendment to Employment Agreement dated as of April 2, 2012 between the Company and John Ricchiuto (incorporated by reference to exhibit 10.8 to the Company's Quarterly Report on Form 10-Q filed for June 30, 2012).

10.11	+	Amended and Restated Employment Agreement dated March 1, 2005, between the Company and Steven A. Warshauer (incorporated by reference to exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 7, 2005).

10.11.1	+*	First Amendment to Employment Agreement dated as of December 29, 2008 between the Company and Steven A. Warshauer

10.11.2	+	Second Amendment to Employment Agreement dated as of April 2, 2012 between the Company and Steven A. Warshauer (incorporated by reference to exhibit 10.9 to the Company's Quarterly Report on Form 10-Q filed for June 30, 2012).

10.12	+	Amended and Restated Executive Employment Agreement dated as of May 18, 2006 between the Company and Edward E. Simmons (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 24, 2006).

Exhibit Number		Description
10.12.1	+*	First Amendment to Employment Agreement dated as of December 29, 2008 between the Company and Edward E. Simmons.

10.12.2	+*	Second Amendment to Employment Agreement dated as of April 21, 2011 between the Company and Edward E. Simmons.

10.12.3	+	Third Amendment to Employment Agreement dated as of April 2, 2012 between the Company and Edward E. Simmons (incorporated by reference to exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed for June 30, 2012).

10.13	+	Amended and Restated Employment Agreement between the Company and G. Marc Baumann dated as of October 1, 2001 (incorporated by reference to exhibit 10.27 to the Company's Annual Report on Form 10-K filed for December 31, 2001).

10.13.1	+	First Amendment to Amended and Restated Employment Agreement between the Company and G. Marc Baumann dated as of December 29, 2008 (incorporated by reference to exhibit 10.11.1 of the Company's Annual Report on Form 10-K filed on March 13, 2009).

10.13.2	+	Second Amendment to Amended and Restated Employment Agreement between the Company and G. Marc Baumann dated as of January 28, 2009 (incorporated by reference to exhibit 10.2 of the Company's Current Report on Form 8-K filed on February 3, 2009).

10.13.3	+	Third Amended and Restated Employment Agreement between the Company and G. Marc Baumann dated June 10, 2011 (incorporated by reference to exhibit 10.1 of the Company's Current Report of Form 8-K filed on June 13, 2011).

10.14	+	Amended and Restated Executive Employment Agreement dated as of March 1, 2005, between the Company and Thomas L. Hagerman (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K filed on March 7, 2005).

10.14.1	+	First Amendment to Amended and Restated Executive Employment Agreement dated October 1, 2007 between the Company and Thomas Hagerman (incorporated by reference to exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed for September 30, 2007).

10.14.2	+*	Second Amendment to Employment Agreement dated as of December 29, 2008 between the Company and Thomas L. Hagerman.

10.14.3	+	Third Amendment to Employment Agreement dated as of April 2, 2012 between the Company and Thomas L. Hagerman (incorporated by reference to exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed for June 30, 2012).

10.15	+	Executive Employment Agreement dated March 15, 2005 between the Company and Gerard M. Klaisle (incorporated by reference to exhibit 10.14 of the Company's Annual Report on Form 10-K filed on March 12, 2010).

10.15.1	+	First Amendment to Amended and Restated Executive Employment Agreement dated December 29, 2008 between the Company and Gerard M. Klaisle (incorporated by reference to exhibit 10.14.1 of the Company's Annual Report on Form 10-K filed on March 12, 2010).

10.15.2	+	Second Amendment to Amended and Restated Executive Employment Agreement dated July 28, 2011 between the Company and Gerald M. Klaisle (incorporated by reference to exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on November 7, 2011).

Exhibit Number		Description

10.16	+	Employment Agreement, dated as of September 10, 2012, between the Company and William Bodenhamer (incorporated by reference to exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed for September 30, 2012).

10.17	+	Employment Agreement, dated as of September 10, 2012, between the Company and Daniel Huberty (incorporated by reference to exhibit 10.8 to the Company's Quarterly Report on Form 10-Q filed for September 30, 2012).

10.18	+	Employment Agreement, dated as of September 10, 2012, between the Company and Rob Toy (incorporated by reference to exhibit 10.9 to the Company's Quarterly Report on Form 10-Q filed for September 30, 2012).

10.19	+	Long-Term Incentive Plan dated as of May 1, 2004 (incorporated by reference to exhibit 10.12 of Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 333-112652, filed on May 10, 2004).

10.19.1	+	Long-Term Incentive Plan Amendment effective as of April 22, 2008 (incorporated by reference to Appendix B of the Company's 2008 Proxy on Form DEF 14A, filed on April 1, 2008).

10.20	+	Form of Amended and Restated Stock Option Award Agreement between the Company and an optionee (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K filed on November 21, 2005).

10.20.1	+	Form of First Amendment to the Amended and Restated Stock Option Award Agreement between the Company and an optionee (incorporated by reference to exhibit 10.2 of the Company's Current Report on Form 8-K filed on November 21, 2005).

10.21		Consulting Agreement dated as of October 16, 2001 between the Company and Shoreline Enterprises, LLC (incorporated by reference to exhibit 10.36 of the Company's Annual Report on Form 10-K filed for December 31, 2001).

10.21.1		Amendment to Consulting Agreement dated as of May 10, 2004 between the Company and Shoreline Enterprises, LLC (incorporated by reference to exhibit 10.14.1 of the Company's Annual Report on Form 10-K filed for December 31, 2004).

10.22		Agreement of Lease dated as of June 4, 1998 between the Company and LaSalle National Bank, as successor trustee to LaSalle National Trust, N.A. as successor trustee to LaSalle National Bank. (incorporated by reference to exhibit 10.21 of the Company's Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).

10.22.1		First Amendment to Agreement of Lease dated as of May 1, 1999 between the Company and LaSalle National Bank, as successor trustee to LaSalle National Trust, N.A. as successor trustee to LaSalle National Bank (incorporated by reference to exhibit 10.21.1 of the Company's Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).

10.22.2		Second Amendment to Agreement of Lease dated as of July 27, 2000 between the Company and LaSalle National Bank, as successor trustee to LaSalle National Trust, N.A. as successor trustee to LaSalle National Bank (incorporated by reference to exhibit 10.21.2 of the Company's Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).

Exhibit Number	Description
10.22.3	Third Amendment to Agreement of Lease dated as of September 11, 2003 between the Company and LaSalle National Bank, as successor trustee to LaSalle National Trust, N.A. as successor trustee to LaSalle National Bank (incorporated by reference to exhibit 10.21.3 of the Company's Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).

10.23	Form of Property Management Agreement (incorporated by reference to exhibit 10.30 of the Company's Annual Report on Form 10-K filed on March 10, 2006).

10.24	Form of Standard Parking Corporation Restricted Stock Unit Agreement dated as of July 1, 2008 (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K filed on July 2, 2008).

10.24.1	First Amendment to Form of Standard Parking Corporation Restricted Stock Unit Agreement (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K as filed on August 6, 2009).

10.24.2	Second Amendment to Form of Standard Parking Corporation Restricted Stock Unit Agreement dated May 27, 2011 (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K filed on June 2, 2011).

10.25	Guaranty Agreement of APCOA/Standard Parking, Inc. dated as of March 2000 to and for the benefit of the State of Connecticut, Department of Transportation (incorporated by reference to exhibit 10.27 of the Company's Annual Report on Form 10-K filed on March 13, 2009).

10.26	Construction, Financing and Operating Special Facility Lease Agreement dated as of March 2000 between the State of Connecticut Department of Transportation and APCOA Bradley Parking Company, LLC (incorporated by reference to exhibit 10.28 of the Company's Annual Report on Form 10-K filed on March 13, 2009).

10.27	Trust Indenture dated March 1, 2000 between State of Connecticut and First Union National Bank as Trustee (incorporated by reference to exhibit 10.29 of the Company's Annual Report on Form 10-K filed on March 13, 2009).

10.28	Agreement and Plan of Merger, dated February 28, 2012, by and among the Company, Hermitage Merger Sub, Inc., KCPC Holdings, Inc. and Kohlberg CPC Rep., L.L.C. (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K filed on February 29, 2012). The schedules and exhibits to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K but will be provided supplementally to the SEC upon request.

10.29	The Closing Agreements, dated February 28, 2012, between the Company and each of Lubert-Adler Real Estate Fund V, L.P. and Lubert-Adler Real Estate Parallel Fund V, L.P. (incorporated by reference to exhibit 10.2 of the Company's Current Report on Form 8-K filed on February 29, 2012).

10.30	The Closing Agreements, dated February 28, 2012, between the Company and each of Kohlberg Investors V, L.P., Kohlberg TE Investors V, L.P., Kohlberg Partners V, L.P., Kohlberg Offshore Investors V, L.P. and KOCO Investors V, L.P. (incorporated by reference to exhibit 10.3 of the Company's Current Report on Form 8-K filed on February 29, 2012).

Exhibit Number		Description
10.31		The Closing Agreements, dated February 28, 2012, between the Company and each of Versa Capital Fund I, L.P. and Versa Capital Fund I Parallel, L.P. (incorporated by reference to exhibit 10.4 of the Company's Current Report on Form 8-K filed on February 29, 2012).

10.32		Asset Preservation Stipulation and Order dated September 26, 2012 among the Company, KCPC Holdings, Inc. and Central Parking Corporation and the Antitrust Division of the United States Department of Justice (incorporated by reference to exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed for September 30, 2012).

10.33		Proposed Final Judgment dated September 26, 2012 among the Company, KCPC Holdings, Inc. and Central Parking Corporation and the Antitrust Division of the United States Department of Justice (incorporated by reference to exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed for September 30, 2012).

10.34		Closing Agreement, dated as of October 2, 2012, between Standard Parking Corporation and Kohlberg CPC Rep, LLC (incorporated by reference to exhibit 10.2 of the Company's Current Report on Form 8-K filed on October 2, 2012).

10.35		Closing Agreement, dated as of October 2, 2012, between Standard Parking Corporation and 2929 CPC HoldCo, LLC (incorporated by reference to exhibit 10.3 of the Company's Current Report on Form 8-K filed on October 2, 2012).

10.36		Closing Agreement, dated as of October 2, 2012, between Standard Parking Corporation and VCM STAN-CPC Holdings, LLC (incorporated by reference to exhibit 10.4 of the Company's Current Report on Form 8-K filed on October 2, 2012).

10.37		Closing Agreement, dated as of October 2, 2012, between Standard Parking Corporation and West-FSI, LLC (incorporated by reference to exhibit 10.5 of the Company's Current Report on Form 8-K filed on October 2, 2012).

10.38		Closing Agreement, dated as of October 2, 2012, between Standard Parking Corporation and Sailorshell and Co. (incorporated by reference to exhibit 10.6 of the Company's Current Report on Form 8-K filed on October 2, 2012).

10.39		Closing Agreement, dated as of October 2, 2012, between Standard Parking Corporation and CP Klaff Equity LLC (incorporated by reference to exhibit 10.7 of the Company's Current Report on Form 8-K filed on October 2, 2012).

10.40		Closing Agreement, dated as of October 2, 2012, between Standard Parking Corporation and Jumpstart Development LLC (Worldwide) (incorporated by reference to exhibit 10.8 of the Company's Current Report on Form 8-K filed on October 2, 2012).

14.1		Code of Ethics (incorporated by reference to exhibit 14.1 of the Company's Annual Report on Form 10-K for December 31, 2002).

21	*	Subsidiaries of the Company.

23	*	Consent of Independent Registered Public Accounting Firm dated as of March 18, 2013.

31.1	*	Section 302 Certification dated March 18, 2013 for James A. Wilhelm, Director, President and Chief Executive Officer (Principal Executive Officer).

31.2	*	Section 302 Certification dated March 18, 2013 for G. Marc Baumann, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer).

Exhibit Number		Description
31.3	*	Section 302 Certification dated March 18, 2013 for Daniel R. Meyer, Senior Vice President Corporate Controller and Assistant Treasurer (Principal Accounting Officer and Duly Authorized Officer).

32	*	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 18, 2013.

101.INS	**	XBRL Instance Document.

101.SCH	**	XBRL Taxonomy Extension Schema.

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	**	XBRL Taxonomy Extension Label Linkbase.

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase.

*
Filed herewith.

**
Furnished herewith.

+
Management contract or compensation plan, contract or agreement.

^
Confidential treatment requested as to certain portions.