Form 10-Q
period 2013-03-31
STANDARD PARKING CORP
filed 2013-05-10
CIK 1059262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 3, 2013, there were 21,888,750 shares of common stock of the registrant outstanding.

STANDARD PARKING CORPORATION

FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share data)

	March 31, 2013	December 31, 2012
	(Unaudited)	(See Note)
ASSETS
Current assets:
Cash and cash equivalents	$26,796	$28,450
Notes and accounts receivable, net	116,897	110,617
Prepaid expenses and supplies	19,184	25,923
Deferred taxes	14,824	14,824
Total current assets	177,701	179,814
Leasehold improvements, equipment, land and construction in progress, net	40,596	40,010
Other assets:
Advances and deposits	8,544	8,539
Long-term receivables, net	15,749	15,346
Intangible assets, net	167,293	175,587
Other assets, net	22,839	22,314
Cost of contracts, net	12,874	14,215
Goodwill	434,343	435,122
	661,642	671,123
Total assets	$879,939	$890,947
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$118,520	$129,034
Accrued and other current liabilities	97,651	109,239
Current portion of unfavorable lease contracts	12,753	15,002
Current portion of long-term debt obligations	21,680	21,752
Total current liabilities	250,604	275,027
Deferred taxes	27,462	27,521
Long-term borrowings, excluding current portion:
Obligations under senior credit facility	298,951	286,727
Other long-term debt obligations	1,955	1,995
	300,906	288,722
Unfavorable lease contracts	41,560	44,335
Other long-term liabilities	61,138	58,086
Stockholders’ equity:
Preferred Stock, par value $0.01 per share; 5,000,000 shares authorized as of March 31, 2013 and December 31, 2012; no shares issued	—	—
Common stock, par value $.001 per share; 50,000,000 shares authorized as of March 31, 2013 and December 31, 2012; 21,870,770 shares issued and outstanding as of March 31, 2013 and December 31, 2012	22	22
Additional paid-in capital	237,417	236,375
Accumulated other comprehensive (loss) income	(363)	(381)
Accumulated deficit	(39,459)	(39,512)
Total Standard Parking Corporation stockholders’ equity	197,617	196,504
Noncontrolling interest	652	752
Total equity	198,269	197,256
Total liabilities and stockholders’ equity	$879,939	$890,947

Note:             The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See Notes to Condensed Consolidated Interim Financial Statements.

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for share and per share data, unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012
Parking services revenue:
Lease contracts	$123,136	$37,544
Management contracts	87,395	47,964
	210,531	85,508
Reimbursed management contract revenue	159,477	103,937
Total revenue	370,008	189,445
Cost of parking services:
Lease contracts	111,500	35,387
Management contracts	58,334	28,492
	169,834	63,879
Reimbursed management contract expense	159,477	103,937
Total cost of parking services	329,311	167,816
Gross profit:
Lease contracts	11,636	2,157
Management contracts	29,061	19,472
Total gross profit	40,697	21,629
General and administrative expenses	27,825	15,045
Depreciation and amortization	7,308	1,728
Operating income	5,564	4,856
Other expenses (income):
Interest expense	5,007	1,130
Interest income	(111)	(70)
	4,896	1,060
Income before income taxes	668	3,796
Income tax expense	46	1,528
Net income	622	2,268
Less: Net income attributable to noncontrolling interest	569	72
Net income attributable to Standard Parking Corporation	$53	$2,196
Common stock data:
Net income per share:
Basic	$0.00	$0.14
Diluted	$0.00	$0.14
Weighted average shares outstanding:
Basic	21,870,771	15,563,914
Diluted	22,170,804	15,820,118

See Notes to Condensed Consolidated Interim Financial Statements.

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012
Net income	$622	$2,268
Other comprehensive (expense) income	18	86
Comprehensive income	640	2,354
Less: comprehensive income attributable to noncontrolling interest	569	72
Comprehensive income attributable to Standard Parking Corporation	$71	$2,282

See Notes to Condensed Consolidated Interim Financial Statements.

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except for share and per share data, unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012
Operating activities:
Net income	$622	$2,268
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	7,352	1,723
Net accretion of acquired lease contracts	(1,873)	—
(Gain) loss on sale and abandonment of assets	(54)	4
Amortization of debt issuance costs and original discount on borrowings	873	159
Non-cash stock-based compensation	1,042	361
Excess tax benefit related to stock option exercises	—	(181)
Provisions for losses on accounts receivable	130	23
Deferred income taxes	(88)	515
Net change in operating assets and liabilities	(17,520)	(13,981)
Net cash used in operating activities	(9,516)	(9,109)
Investing activities:
Purchase of leasehold improvements and equipment	(3,059)	(597)
Cost of contracts purchased	(54)	(237)
Proceeds from sale of assets	51	9
Contingent payments for businesses acquired	(6)	—
Net cash used in investing activities	(3,068)	(825)
Financing activities:
Proceeds from exercise of stock options	—	154
Earn-out payments made	—	(1,080)
Tax benefit related to stock option exercises	—	181
Proceeds from senior credit facility	11,925	6,700
Distribution to noncontrolling interest	(669)	(73)
Payments on long-term borrowings	(191)	(171)
Net cash provided by financing activities	11,065	5,711
Effect of exchange rate changes on cash and cash equivalents	(135)	50
(Decrease) increase in cash and cash equivalents	(1,654)	(4,173)
Cash and cash equivalents at beginning of period	28,450	13,220
Cash and cash equivalents at end of period	$26,796	$9,047
Supplemental disclosures:
Cash paid during the period for:
Interest	$4,101	$895
Income taxes	277	426

See Notes to Condensed Consolidated Interim Financial Statements.

STANDARD PARKING CORPORATION

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(In thousands except for share and per share data, unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Standard Parking Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the financial position and results of operations have been included. Operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results that might be expected for any other interim period or the fiscal year ended December 31, 2013. The financial statements presented in this report should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K filed on March 18, 2013.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and variable interest entities in which the Company is the primary beneficiary. Noncontrolling interest recorded in the consolidated statement of income is the interest in consolidated variable interest entities not controlled by the Company. The Company has ownership interests in thirty-eight partnerships, joint ventures or similar arrangements that operate parking facilities. Twenty-nine are Variable Interest Entities (VIE) and nine are voting interest model entities where the company ownership ranges from 20-50% and it does not control the entities. The Company consolidates those VIEs where it is the primary beneficiary and accounts for voting interest entities that it does not control using the equity method of accounting. The assets and liabilities of the VIEs are not material to the Company’s Consolidated Balance Sheets. All significant intercompany profits, transactions and balances have been eliminated in consolidation.

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

October 25, 2012, the Company entered into Interest Rate Swap transactions (collectively, the “Interest Rate Swaps”) with each of JPMorgan Chase Bank, N.A. (“JPMorgan Chase Bank”), Bank of America, N.A. (“Bank of America”) and PNC Bank, N.A. in an initial aggregate Notional Amount of $150,000 (the “Notional Amount”). The Interest Rate Swaps have an effective date of October 31, 2012 and a termination date of September 30, 2017. The Interest Rate Swaps effectively fix the interest rate on an amount of variable interest rate borrowings under the Credit Agreement (“the Credit Agreement”), originally equal to the Notional Amount at 0.7525% per annum plus the applicable margin rate for LIBOR loans under the Credit Agreement determined based upon the Company’s consolidated total debt to EBITDA ratio. The Notional Amount is subject to scheduled quarterly amortization that coincides with quarterly prepayments of principal under the Credit Agreement. These Interest Rate Swaps are classified as cash flow hedges, and we calculate the effectiveness of the hedge on a monthly basis. The ineffective portion of the cash flow hedge is recognized in earnings as an increase of interest expense. As of March 31, 2013, no ineffectiveness of the hedge has been recognized. The fair value of the Interest Rate Swaps at March 31, 2013 and December 31, 2012 was $538 and $794, respectively, and is included in other long-term liabilities.

2. Acquisition

On October 2, 2012 (“Closing Date”), we completed our acquisition (the “Central Merger”) of 100% of the outstanding common shares of KCPC Holdings, Inc. (“KCPC”), which was the ultimate parent of Central Parking Corporation (“Central”) for 6,161,332 shares of our common stock and the assumption of $217,675 of Central’s debt net of cash acquired. Additionally, Central’s former stockholders will be entitled to receive cash consideration of $27,000, subject to adjustment, to be paid three years after closing to the extent it is not used to satisfy certain obligations that the Company has been indemnified for, by or from the former Central shareholders.

Pursuant to the Central Merger agreement, we are entitled to indemnification from the former stockholders of KCPC if and to the extent Central’s combined net debt and the absolute value of Central’s working capital (as determined in accordance with the Merger Agreement) (the “Net Debt Working Capital”) exceeded $285,000 as of September 30, 2012.  While we have not made a formal indemnity claim under the Merger Agreement relating to Net Debt Working Capital, the Net Debt Working Capital was $300,546 as of September 30, 2012 and, accordingly, the Net Debt Working Capital exceeded $285,000 by $15,546.

Central Net Debt Working Capital at September 30, 2012 as defined in the Merger Agreement	$(300,546)
Threshold	285,000
Excess over the threshold	(15,546)
Cash consideration payable in three years	27,000
Cash consideration	$11,454
Present value of cash consideration at the acquisition date	$8,943

Accordingly, the fair value of the final consideration transferred to acquire all of Central’s outstanding stock at the acquisition date is as follows:

Stock consideration	$140,726
Present value of cash consideration to be issued	8,943
Total consideration transferred	$149,669

The Company incurred certain acquisition and integration related costs associated with the transaction that were expensed as incurred and are reflected in the Consolidated Statements of Income. The Company recognized $4,224 of these costs in its Consolidated Statement of Income for the three months ended March 31, 2012 in general and administrative expenses.

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

The Company financed the acquisition through additional term borrowings under the Senior Credit Facility (defined in Note 11) and consisting of a revolving credit facility up to $200,000 and a term loan of $250,000. The results of operations of this acquisition are included in the Company’s Consolidated Statement of Income from the date of acquisition.

The following table summarizes the preliminary values of assets acquired and liabilities assumed as of the acquisition date:

Amounts recorded as of the acquisition date
Net current liabilities	$(52,475)
Leasehold improvements, equipment, land and construction in progress, net	24,154
Identified intangible assets:
Management contracts	81,000
Favorable lease contracts	51,650
Trade name / Trademarks	14,900
Existing Technology	34,000
Non-competition Agreements	2,600
Other noncurrent assets	17,748
Long-term debt	(237,223)
Unfavorable lease contracts	(69,316)
Other noncurrent liabilities	(19,523)
Net deferred tax liability	(82)
Net liabilities assumed	(152,567)
Goodwill	302,236
Total consideration transferred	$149,669

The acquired management contracts are being amortized over a weighted average life of 16 years. The favorable and unfavorable lease contracts are being amortized over their contractual lives which results in a weighted average life of 10 and 7 years, respectively. The trade names and trademarks are being amortized over 7 years. The non-compete agreements are being amortized over 1 year. The existing technology is being amortized over 4.5 years. See Note 8 for further disclosure regarding the amortization of the intangible assets.

Goodwill is calculated as the excess of the consideration transferred over the fair value of net assets acquired. Goodwill is not amortized and is not deductible for tax purposes. Goodwill represents expected synergies with the Company’s existing operations, which include growth of new and existing customers, elimination of corporate overhead redundancies, and logistical improvements.

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

A single estimate of fair value results from a complex series of the Company’s judgments about future events and uncertainties and relies heavily on estimates and assumptions. The Company’s judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results of operations.

3. Stock-Based Compensation

We measure share-based compensation expense at the grant date, based on the fair value of the award, and the expense is recognized over the requisite employee service period (the vesting period) for awards expected to vest (considering estimated forfeitures).

The Company has an amended and restated Long-Term Incentive Plan that was adopted in conjunction with our initial public offering. On April 22, 2008, our shareholders approved an amendment to our Long-Term Incentive Plan that increased the maximum number of shares of common stock available for awards under the Long-Term Incentive Plan from 2,000,000 to 2,175,000 and extended the Plan’s termination date. The Plan now terminates twenty years from the date of such approval, or April 22, 2028. Forfeited and expired options under the Plan become generally available for reissuance. At March 31, 2013, no shares remained available for award under the Plan. See Note 18 on subsequent events regarding the amendment to the Plan.

Stock Options and Grants

We use the Black-Scholes option-pricing model to estimate the fair value of each option grant as of the date of grant. The volatilities are based on the 90-day historical volatility of our common stock as of the grant date. The risk free interest rate is based on zero-coupon U.S. government issues with a remaining term equal to the expected life of the option.

There were no options granted during the three months ended March 31, 2013 and 2012. The Company recognized no stock-based compensation expense related to stock options for the three months ended March 31, 2013 and 2012, as all options previously granted were fully vested. As of March 31, 2013, there were no unrecognized compensation costs related to unvested options.

Restricted Stock Units

In March 2008, the Company’s Compensation Committee and the Board of Directors authorized a grant of 750,000 restricted stock units that subsequently were awarded to members of our senior management team on July 1, 2008. In November 2008, an additional 5,000 restricted stock units were awarded. The restricted stock units vest primarily in one-third installments on each of the tenth, eleventh and twelfth year anniversaries of the grant date. The restricted stock unit agreements provide for accelerated vesting upon the recipient reaching their retirement age.

In October 2012, the Company’s Board of Directors authorized a grant of 191,895 restricted stock units that were awarded to our senior management team. The restricted stock units vest in one-third installments on each of the first, second and third anniversaries of the grant date. The restricted stock unit agreements were awarded to members of the executive team who played a key role in the due diligence and subsequent planning that led to the successful closing of the Central Merger as well as retention of the team through the integration period. The restricted stock units vest over a three-year period. Additionally in October 2012, as part of employment agreements, 30,529 restricted stock units were awarded and shall become vested on the third anniversary of the Grant Date.

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

During the three months ended March 31, 2013 and 2012, 5,000 and 104,000 restricted stock units vested, respectively.  No restricted stock units were forfeited.

The Company recognized $1,042 and $361 of stock-based compensation expense related to the restricted stock units for the three months ended March 31, 2013 and 2012, respectively, which is included in general and administrative expenses. As of March 31, 2013, there was $7,978 of unrecognized stock-based compensation costs, net of estimated forfeitures, related to the restricted stock units that are expected to be recognized over a weighted average remaining period of approximately 4.0 years.

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

A reconciliation of the weighted average basic common shares outstanding to the weighted average diluted common shares outstanding is as follows (unaudited):

	Three Months Ended March 31,
	2013	2012
Weighted average common basic shares outstanding	21,870,771	15,563,914
Effect of dilutive stock options and restricted stock units	300,033	256,204
Weighted average common diluted shares outstanding	22,170,804	15,820,118
Net income per share:
Basic	$0.00	$0.14
Diluted	$0.00	$0.14

There are no additional securities that could dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share, other than those disclosed.

5. Recently Issued Accounting Pronouncements

Accounting Standards Adopted

In July 2012, the FASB issued ASU 2012-2, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This update provides an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired and then determine whether it should perform a quantitative impairment test. The amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption permitted. Although the Company has not performed its annual impairment test, we adopted the guidance in 2013 and do not expect the adoption to have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220), which deferred the effective date for applying ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, in respect of certain provisions relating to the presentation of separate line items on the income statement for reclassifications of items out of accumulated other comprehensive income into income, in order for the FASB to further evaluate this change in standard before implementation. The deferral is temporary and other provisions of ASU 2011-05 were effective for the Company beginning January 1, 2012. The adoption of this update impacted the presentation and disclosure of the Company’s financial statements but did not impact the Company’s results of operations, financial position, or cash flows.

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This update requires additional disclosures about offsetting and related arrangements on assets and liabilities to enable users of financial statements to understand the effect of such arrangements on an entity’s financial position as reported. This amendment is effective for fiscal 2013. We adopted the guidance in the first quarter of 2013 and it did not have a material effect on the Company’s financial position, results of operations or cash flows.

6. Leasehold Improvements, Equipment, Construction in Progress and Land, Net

A summary of leasehold improvements, equipment, and construction in progress and related accumulated depreciation and amortization is as follows:

		March 31, 2013	December 31, 2012
	Ranges of Estimated Useful Life	(Unaudited)
Equipment	2 - 5 Years	$29,157	$28,498
Software	3 - 10 Years	15,610	15,031
Vehicles	4 Years	9,322	9,353
Other	10 Years	367	367
Leasehold improvements	Shorter of lease term or economic life up to 10 years	18,309	17,920
Construction in progress		3,358	2,086
		76,123	73,255
Less accumulated depreciation and amortization		(37,199)	(34,917)
		38,924	38,338
Land		1,672	1,672
Leasehold improvements, equipment, land and construction in progress, net		$40,596	$40,010

Depreciation expense was $2,712 and $1,042 for the three months ended March 31, 2013 and 2012, respectively. Depreciation includes gains on sale and abandonment of leasehold improvements and equipment of $31 and losses on sale and abandonment of leasehold improvements and equipment of $4 for the three months ended March 31, 2013 and 2012, respectively.

7. Cost of Contracts, Net

Cost of contracts represents the contractual rights associated with providing parking services at a managed or leased facility. Cost consists of capitalized payments made to third parties, amortized over the estimated life of the contracts, including anticipated renewals and terminations.

The balance of cost of contracts is comprised of the following:

	March 31, 2013	December 31, 2012
	(Unaudited)

Cost of contracts	$25,879	$26,599
Accumulated amortization	(13,005)	(12,384)
Cost of contracts, net	$12,874	$14,215

Amortization expense related to cost of contracts was $690 and $608 for the three months ended March 31, 2013 and 2012, respectively. The weighted average useful life is 9.5 years for 2013 and 2012.

8. Intangible assets, net

The balance of intangible assets is comprised of the following:

	March 31, 2013	December 31, 2012
	(Unaudited)
Covenant not to compete	$3,533	$3,533
Trade names	14,556	15,088
Proprietary know how	34,650	34,650
Lease contract rights	51,001	51,650
Management contract rights	81,000	81,000
Accumulated amortization	(17,447)	(10,334)
Intangible assets, net	$167,293	$175,587

Amortization expense related to intangible assets included in depreciation and amortization was $3,919 and $78 for the three months ended March 31, 2013 and 2012, respectively. Amortization for lease contracts rights was $3,191 for the three months ended March 31, 2013 and is included in cost of parking services of lease contract. There was no amortization for lease contracts included in cost of parking services for lease contracts for the three months ended March 31, 2012.

9. Goodwill

Goodwill is assigned to reporting units based upon the specific region where the assets are acquired and associated goodwill resided.

The following table reflects the changes in the carrying amounts of goodwill by reportable segment for the three months ended March 31, 2013 (unaudited):

	Region One	Region Two	Region Three	Region Four	Region Five	Total
Balance as of December 31, 2012	$191,941	$31,840	$65,770	$62,052	$83,519	$435,122
Contingent payments related to acquisitions			(6)			(6)
Adjustment to purchase price allocation (1)	(272)	(61)	(61)	(85)	(172)	(651)
Foreign currency translation		(122)				(122)
Balance as of March 31, 2013	$191,669	$31,657	$65,703	$61,967	$83,347	$434,343

(1)   Primarily related to fair value adjustments on accounts receivable.

10. Long-Term Receivables, Net

	March 31, 2013	December 31, 2012
	(Unaudited)
Deficiency payments:
Balance at beginning of year	$14,598	$13,407
Deficiency payments made	403	1,658
Deficiency repayment received	—	(467)
Balance at end of period	15,001	14,598
Other Bradley related, net	3,203	3,203
Valuation allowance	(2,484)	(2,484)
Total Bradley receivable	15,720	15,317
Other long-term receivables	29	29
Total long-term receivables	$15,749	$15,346

Agreement

We entered into a 25-year agreement (the “Bradley Agreement”) with the State of Connecticut that expires on April 6, 2025, under which we operate the surface parking and 3,500 garage parking spaces at Bradley International Airport (“Bradley”) located in the Hartford, Connecticut metropolitan area. The Company manages the facility for which it is expected to receive a management fee.

The parking garage was financed on April 6, 2000 through the issuance of $53,800 of State of Connecticut (“State”) special facility revenue bonds, representing $47,700 non-taxable Series A bonds and a separate taxable issuance of $6,100 Series B bonds. The Series B bonds were retired on July 1, 2006 according to the terms of the indenture. The Bradley Agreement provides that we deposit with a trustee for the bondholders all gross revenues collected from operations of the surface and garage parking, and from these gross revenues, the trustee pays debt service on the special facility revenue bonds outstanding, operating and capital maintenance expenses of the surface and garage parking facilities excluding our management fee discussed below, and specific annual guaranteed minimum payments to the State. Principal and interest on the Bradley special facility revenue bonds increase from approximately $3,600 in lease year 2002 to approximately $4,500 in lease year 2025. Annual guaranteed minimum payments to the State will increase from approximately $8,300 in lease year 2002 to approximately $13,200 in lease year 2024. The annual minimum guaranteed payment to the State by the trustee for the three months ended March 31, 2013 and 2012 was $2,621 and $2,567, respectively.

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

In the three months ended March 31, 2013, we made deficiency payments of $403. We did not record or receive any premium income related to deficiency repayments from the trustee.  In the three months ended March 31, 2012, we made deficiency payments of $779 and we did not record or receive any interest and premium income related to deficiency repayments from the trustee. There was no receivable from the trustee for interest and premium income related to deficiency repayments as of March 31, 2013 and 2012.

The deficiency payments, if any, are recorded as a receivable by us for which we are reimbursed from time to time as provided in the trust agreement. As of March 31, 2013 and December 31, 2012, we have a receivable of $15,001 and $14,598, respectively, comprised of cumulative deficiency payments to the trustee, net of reimbursements. We believe these advances to be fully recoverable as the Construction, Financing and Operating Special Facility Lease Agreement, which governs reimbursement of Guarantor Payments, places no time restriction on the Company’s right to reimbursement and therefore have not recorded a valuation allowance. We do not guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.

Compensation

In addition to the recovery of certain general and administrative expenses incurred, the Bradley Agreement provides for an annual management fee payment that is based on three operating profit tiers calculated for each year during the term of the agreement. The management fee is further apportioned 60% to us and 40% to an un-affiliated entity. To the extent that funds are available for the trustee to make a distribution, the annual management fee is paid when sufficient cash is available after the Guaranteed Payments (as defined in our agreement) are paid, and after the repayment of all deficiency payments, including accrued interest and premium. However, our right to the management fee accrues each year during the term of the agreement and is paid when sufficient cash is available for the trustee to make a distribution.

The annual management fee is paid after the repayment of all deficiency payments, including accrued interest and premium therefore due to the existence and length of time for repayment of the deficiency amounts to the Company, no management fees have been recognized in accompanying financial statements. Management fees will be recognized in accordance with SAB 104 when “collectability is reasonably assured” and the deficiency payments have been repaid.

Cumulative management fees of $6,150 have not been recognized as of March 31, 2013, and no management fee income was recognized during the three months ended March 31, 2013 and 2012.

11. Borrowing Arrangements

Long-term borrowings, in order of preference, consist of:

		Amount Outstanding
	Maturity Date	March 31, 2013	December 31, 2012
	(Unaudited)
Senior Credit Facility	October 2, 2017	$320,198	$307,854
Other obligations	Various	2,388	2,620
Total debt		322,586	310,474
Less current portion		21,680	21,752
Total long-term debt		$300,906	$288,722

Senior Credit Facility

In connection with the Central Merger, on the Closing Date, the Company entered into a Credit Agreement with Bank of America, as administrative agent, Wells Fargo Bank, N.A. (“Wells Fargo Bank”) and JPMorgan Chase Bank, as co-syndication agents, U.S. Bank National Association, First Hawaiian Bank and General Electric Capital Corporation, as co-documentation agents, Merrill Lynch, Pierce, Fenner & Smith Inc., Wells Fargo Securities, LLC and J.P. Morgan Securities LLC, as joint lead arrangers and joint book managers, and the lenders party thereto (the “Lenders”).

Pursuant to the terms, and subject to the conditions, of the Credit Agreement, the Lenders have made available to the Company a new secured Senior Credit Facility (the “Senior Credit Facility”) that permits aggregate borrowings of $450,000 consisting of (i) a revolving credit facility of up to $200,000 at any time outstanding, which includes a letter of credit facility that is limited to $100,000 at any time outstanding, and (ii) a term loan facility of $250,000. The Senior Credit Facility matures on October 2, 2017.

The entire amount of the term loan portion of the Senior Credit Facility was drawn by the Company on the Closing Date and is subject to scheduled quarterly payments of principal based on the following annualized amounts: (i) $22,500 in the first year, (ii) $22,500 in the second year, (iii) $30,000 in the third year, (iv) $30,000 in the fourth year and (v) $37,500 in the fifth year. The Company also borrowed $72,800 under the revolving credit facility on the Closing Date. The proceeds from these borrowings were used by the Company to repay outstanding indebtedness of the Company and Central, and will also be used to pay costs and expenses related to the Central Merger and the related financing and fund ongoing working capital and other general corporate purposes. At March 31, 2013, the Company had $320,198 outstanding on the Senior Credit Facility.

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

In connection with and effective upon the execution and delivery of the Credit Agreement on October 2, 2012, the Company terminated its then-existing Amended and Restated Credit Agreement (the “Former Credit Agreement”), dated as of July 15, 2008. There were no termination penalties incurred by the Company in connection with the termination of the Former Credit Agreement.

We are in compliance with all of our covenants as of March 31, 2013.

The weighted average interest rate on our Senior Credit Facility at March 31, 2013 and December 31, 2012 was 3.5% and 3.7%, respectively. The rate includes all outstanding LIBOR contracts, cash flow hedge effectiveness effect and letters of credit. The weighted average interest rate on outstanding borrowings, not including letters of credit, was 3.6% and 3.9% at March 31, 2013 and December 31, 2012, respectively.

At March 31, 2013, we had $60,486 of letters of credit outstanding under the Senior Credit Facility, borrowings against the Senior Credit Facility aggregated $320,198, and we had $53,564 available under the Senior Credit Facility.

The Company acquired Subordinated Convertible Debentures (“Convertible Debentures”) that prior to the acquisition of Central, were convertible at the option of the holder thereof into shares of Central common stock. As a result of the acquisition, the subordinated debenture holders no longer have the right to convert the Convertible Debentures to common stock of the Company, but do have the right to redeem the Convertible Debentures for $19.18 cash per share upon their stated maturity (April 1, 2028) or upon acceleration or earlier repayment of the Convertible Debentures. There were no redemptions during the three months ended March 31, 2013. Approximately 65,308 Convertible Debentures or $1,254 (redemption value) remain outstanding at March 31, 2013.

The remaining $1,134 of other obligations at March 31, 2013 relates to various financing arrangements.

12. Business Unit Segment Information

Segment information is presented in accordance with a “management approach,” which designates the internal reporting used by the Chief Operating Decision Maker (“CODM”) for making decisions and assessing performance as the source of the Company’s reportable segments. The Company’s segments are organized in a manner consistent with which separate financial information is available and evaluated regularly by our CODM in deciding how to allocate resources and in assessing performance.

An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenue and incur expenses, and about which separate financial information is regularly evaluated by our CODM. Our CODM is the Company’s president and chief executive officer.

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

Our business is managed based on regions administered by executive vice presidents. The following is summary of revenues (excluding reimbursed management contract revenue) and gross profit by regions for the three months ended March 31, 2013 and 2012 with information related to prior periods recast to conform to the current regional alignment (unaudited):

	Three Months Ended March 31, 2013	Gross Margin %	Three Months Ended March 31, 2012	Gross Margin %
Revenues(a):
Region One
Lease contracts(b)	$75,040		$17,142
Management contracts	25,886		12,065
Total Region One	100,926		29,207
Region Two
Lease contracts	1,326		—
Management contracts	10,226		7,102
Total Region Two	11,552		7,102
Region Three
Lease contracts	12,289		5,417
Management contracts	18,141		13,535
Total Region Three	30,430		18,952
Region Four
Lease contracts	11,265		10,837
Management contracts	24,728		12,011
Total Region Four	35,993		22,848
Region Five
Lease contracts	23,267		4,148
Management contracts	9,057		3,067
Total Region Five	32,324		7,215
Other
Lease contracts	(51)		—
Management contracts	(643)		184
Total Other	(694)		184
Reimbursed management contract revenue	159,477		103,937
Total revenues	370,008		189,445
Gross Profit
Region One
Lease contracts	5,154	7%	629	4%
Management contracts	11,243	43%	6,490	54%
Total Region One	16,397		7,119
Region Two
Lease contracts	266	20%	—	—
Management contracts	2,287	22%	1,198	17%
Total Region Two	2,553		1,198
Region Three
Lease contracts	781	6%	436	8%
Management contracts	6,851	38%	5,636	42%
Total Region Three	7,632		6,072
Region Four
Lease contracts	751	7%	760	7%
Management contracts	5,903	24%	3,961	33%
Total Region Four	6,654		4,721
Region Five
Lease contracts	4,668	20%	357	9%
Management contracts	3,779	42%	1,449	47%
Total Region Five	8,447		1,806
Other
Lease contracts	16	31%	(25)	—
Management contracts	(1,002)	(156)%	738	401%
Total Other	(986)		713
Total gross profit	40,697		21,629
General and administrative expenses	27,825		15,045
General and administrative expense percentage of gross profit	68%		70%
Depreciation and amortization	7,308		1,728
Operating income	5,564		4,856
Other expenses (income):
Interest expense	5,007		1,130
Interest income	(111)		(70)
	4,896		1,060
Income before income taxes	668		3,796
Income tax expense	46		1,528
Net income	622		2,268
Less: Net income attributable to noncontrolling interest	569		72
Net income attributable to Standard Parking Corporation	$53		$2,196

(a)                                 Excludes reimbursed management contract revenue.

(b)                                 Includes a net gain of $2,101 related to the sale of rights associated with certain contracts.  There were no similar payments received in 2012.

Region One encompasses operations in Connecticut, Delaware, District of Columbia, Illinois, Indiana, Kansas, Kentucky, Maine, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Virginia, West Virginia and Wisconsin.

Region Two encompasses event planning and transportation, our acquired valet business and our technology-based parking and traffic management systems.

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

Our CODM does not evaluate segments using discrete asset information.

13. Comprehensive Income

Comprehensive income consists of the following components, net of tax (unaudited):

	For the three months ended
	March 31, 2013	March 31, 2012
Net income	$622	$2,268
Effective portion of cash flow hedge	153	36
Effect of foreign currency translation	(135)	50
Comprehensive income	640	2,354
Less: comprehensive income attributable to noncontrolling interest	569	72
Comprehensive income attributable to Standard Parking Corporation	$71	$2,282

14.  Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income consists of the following components, net of tax (unaudited):

	For the three months ended March 31, 2013
	Cash flow hedge	Foreign Currency	Total
Balance at December 31, 2012	$(476)	$95	$(381)
Other comprehensive income before reclassifications	153	(135)	18
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income	153	(135)	18
Balance at March 31, 2013	$(323)	$(40)	$(363)

15. Income Taxes

For the three months ended March 31, 2013, the Company recognized income tax expense of $46 on pre-tax earnings of $668 compared to $1,528 income tax expense on pre-tax earnings of $3,796 for the three months ended March 31, 2012. The effective tax rate is approximately 6.9% for the three months ended March 31, 2013 compared to approximately 40.3% for the three months ended March 31, 2012. The effective tax rate for the three months ended March 31, 2013 was decreased to 6.9% from 37.7% for a discrete benefit of approximately $206 for the retroactive extension of the Work Opportunity Tax Credit (“WOTC”) and other similar federal income tax credit programs that were enacted as part of the American Taxpayer Relief Act in January of 2013.

As of March 31, 2013, the Company has not identified any uncertain tax positions that would have a material impact on the Company’s financial position. The Company recognizes potential interest and penalties related to uncertain tax positions, if any, in income tax expense.

The tax years that remain subject to examination for the Company’s major tax jurisdictions at March 31, 2013 are shown below:

2007 - 2012	United States—federal income tax
2007 - 2012	United States—state and local income tax
2009 - 2012	Canada

16. Legal Proceedings

We are subject to litigation in the normal course of our business. The outcomes of legal proceedings and claims brought against us and other loss contingencies are subject to significant uncertainty. We accrue a charge against income when our management determines that it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. In addition, we accrue for the authoritative judgments or assertions made against us by government agencies at the time of their rendering regardless of our intent to appeal. In determining the appropriate accounting for loss contingencies, we consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss. We regularly evaluate current information available to us to determine whether an accrual should be established or adjusted. Estimating the probability that a loss will occur and estimating the amount of a loss or a range of loss involves significant judgment. In addition, the Company is subject to various legal proceedings, claims and other matters that arise in the ordinary course of business. In the opinion of management, the amount of the liability, if any, with respect to these matters will not materially affect the Company’s consolidated financial statements. We maintain liability insurance coverage to assist in protecting our assets from losses arising from or related to activities associated with business operations.

17. Fair Value Measurement

The Company applies ASC 820 for fair value measurements and disclosures for its financial assets and financial liabilities. The standard requires disclosures about assets and liabilities measured at fair value. As of March 31, 2013, the Company’s financial liabilities relate to Interest Rate Swaps of $538 and the Company’s financial liabilities relate to contingent acquisition consideration payments of $3,016.

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

The significant inputs used to derive the fair value of the amounts due to seller include financial forecasts of future operating results, the probability of reaching the forecast and the associated discount rate. The probability of the contingent consideration ranges from 10% to 95%, with a weighted average discount rate of 11%. The following tables set forth the Company’s financial assets and liabilities measured at fair value on a recurring basis and the basis of measurement at March 31, 2013 and December 31, 2012 (unaudited):

	Total Fair Value Measurement at March 31, 2013	Level 1	Level 2	Level 3
Liabilities:
Interest Rate Swaps	$(538)	—	(538)	—
Contingent acquisition consideration	$(3,016)	—	—	(3,016)

	Total Fair Value Measurement at December 31, 2012	Level 1	Level 2	Level 3
Liabilities:
Interest Rate Swaps	$(794)	—	(794)	—
Contingent acquisition consideration	$(3,324)	—	—	(3,324)

The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3, unaudited):

Contingent acquisition consideration
Balance at December 31, 2012	$(3,324)
Contingent earn-out payments-payments made to seller	0
Contingent earn-out payments-change in fair value	308
Balance at March 31, 2013	$(3,016)

For the three months ended March 31, 2013, the Company recorded adjustments to the original contingent consideration obligation recorded upon the acquisition of Gameday Management Group U.S. and Expert Parking. The adjustments were the result of using revised forecasts and updated fair value measurements that adjusted the Company’s potential earn-out payments related to the purchase of these businesses.

For the three months ended March 31, 2013, the Company recognized a benefit of $308, which is included in general and administrative expenses in the statement of income due to the change in fair value measurements using level three valuation techniques.

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

18. Subsequent Events

On April 24, 2013, the Company’s shareholders approved the Long-Term Incentive Plan amendment which increased the number of shares of common stock available for awards under the Plan from 2,175,000 to 2,875,000, an increase of 700,000 shares.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and the notes thereto included in our Annual Report on our Form 10-K for the year ended December 31, 2012.

Important Information Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, including statements regarding our merger with the parent of Central Parking Corporation (“Central”), and the other expectations, beliefs, plans, intentions and strategies of the Company.  We have tried to identify these statements by using words such as “expect,” “anticipate,” “believe, “could,” “should,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” and “will” and similar terms and phrases, but such words, terms and phrases are not the exclusive means of identifying such statements.  These forward-looking statements are made based on management’s expectations and beliefs concerning future events and are subject to uncertainties and factors relating to operations and the business environment, all of which are difficult to predict and many of which are beyond management’s control.  Actual results, performance and achievements could differ materially from those expressed in, or implied by, these forward-looking statements due to a variety of risks, uncertainties and other factors, including, but not limited to, the following: our ability to integrate Central into the business of the Company successfully and the amount of time and expense spent and incurred in connection with the integration; the risk that the economic benefits, cost savings and other synergies that we anticipate as a result of the Central Merger (defined below) are not fully realized or take longer to realize than expected; our substantially increased indebtedness incurred in connection with the Central Merger, which may reduce available cash flow, increase vulnerability to adverse economic conditions, and limit flexibility in planning for, or reacting to, changes in or challenges related to our business; unanticipated Central Merger and integration expenses; other losses, or renewals on less favorable terms, of management contracts and leases; adverse litigation judgments or settlements; the economic impact to areas damaged by Hurricane Sandy; changes in general economic and business conditions or demographic trends; the loss of customers, clients or strategic alliances as a result of the Central Merger; the effect on our strategy and operations due to changes to the Board of Directors that occurred upon the completion of the Central Merger; the impact of the divestitures of management contracts and leases required by the agreement entered into by the Company with the Department of Justice in connection with the Central Merger; the impact of public and private regulations; financial difficulties or bankruptcy of major clients; intense competition; insurance losses that are worse than expected or adverse events not covered by insurance; labor disputes; extraordinary events affecting parking at facilities that we manage, including emergency safety measures, military or terrorist attacks, cyber terrorism and natural disasters; the risk that state and municipal government clients sell or enter into long-term leases of parking-related assets to competitors or clients of our competitors; uncertainty in the credit markets; availability, terms and deployment of capital; our ability to obtain performance bonds on acceptable terms; and the impact of Federal health care reform.

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

Explanatory Note

Central Merger

On October 2, 2012, we completed our acquisition (the “Central Merger”) of Central Parking Corporation. Central, together with its affiliates, was a leading provider of parking and related services, which operated parking facilities in 38 states, the District of Columbia and Puerto Rico and provided ancillary products and services, including parking consulting, shuttle, valet, on-street and parking meter enforcement and billing and collection services. Our consolidated results of operations for the twelve months ended December 31, 2012 include Central’s results of operations for the period October 2, 2012 through December 31, 2012. Our consolidated results of operations for the three months ended March 31, 2012 do not include any of Central’s results of operations for that quarter.

Overview

Our Business

We manage parking facilities in urban markets and at airports across the United States and in four Canadian provinces. We do not own any facilities, but instead enter into contractual relationships with property owners or managers.

We operate our clients’ properties through two types of arrangements: management contracts and leases. Under a management contract, we typically receive a base monthly fee for managing the facility, and we may also receive an incentive fee based on the achievement of facility performance objectives. We also receive fees for ancillary services. Typically, all of the underlying revenue and expenses under a standard management contract flow through to our clients rather than to us. However, some management contracts, which are referred to as “reverse” management contracts, usually provide for larger management fees and require us to pay various costs. Under lease arrangements, we generally pay to the property owner either a fixed annual rent, a percentage of gross customer collections or a combination thereof. We collect all revenue under lease arrangements and we are responsible for most operating expenses, but we are typically not responsible for major maintenance, capital expenditures or real estate taxes. Margins for lease contracts vary significantly, not only due to operating performance, but also due to variability of parking rates in different cities and varying space utilization by parking facility type and location. As of March 31, 2013, we operated approximately 80% of our locations under management contracts and approximately 20% of our locations under leases. For the three months ended March 31, 2013, we derived approximately 71% of our gross profit under management contracts and approximately 29% of our gross profit under leases.

In evaluating our financial condition and operating performance, management’s primary focus is on our gross profit, total general and administrative expenses and general and administrative expenses as a percentage of our gross profit. Although the underlying economics to us of management contracts and leases are similar, the manner in which we are required to account for them differs. Revenue from leases includes all gross customer collections derived from our leased locations (net of parking tax), whereas revenue from management contracts only includes our contractually agreed upon management fees and amounts attributable to ancillary services. Gross customer collections at facilities under management contracts, therefore, are not included in our revenue. Accordingly, while a change in the proportion of our operating agreements that are structured as leases versus management contracts may cause significant fluctuations in reported revenue and expense of parking services, that change will not artificially affect our gross profit. For example, as of March 31, 2013, we operated approximately 80% of our locations under management contracts, and for the three months ended March 31, 2013, we derived approximately 71% of our gross profit under management contracts. Only approximately 42% of total revenue (excluding reimbursed management contract revenue), however, was from management contracts because under those contracts the revenue collected from parking customers belongs to our clients. Therefore, gross profit and total general and administrative expenses, rather than revenue, are management’s primary focus.

General Business Trends

We believe that sophisticated commercial real estate developers and property managers and owners recognize the opportunity for parking and related services to be a profit generator rather than a cost center. Often, the parking experience makes both the first and the last impressions on their properties’ tenants and visitors. By outsourcing these services, they are able to capture additional profit by leveraging the unique operational skills and controls that an experienced parking management company can offer. Our ability to consistently deliver a uniformly high level of parking and related services and maximize the profit to our clients improves our ability to win contracts and retain existing locations. Our location retention, excluding Central, rate for the twelve-month period ended March 31, 2013 was approximately 89%, compared to approximately 91% for the twelve-month period ended March 31, 2012, which also reflects our decision not to renew, or to terminate, unprofitable contracts and divestitures required to be made by the Department of Justice in connection with the Central Merger.

Excluding Central, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, average gross profit per location decreased from $10.0 thousand in 2012 compared to $9.1 thousand in 2013 primarily due to a negative fluctuation in prior year insurance reserve adjustments.

Summary of Operating Facilities

We focus our operations in core markets where a concentration of locations improves customer service levels and operating margins. The following table reflects our facilities operated at the end of the periods indicated:

	March 31, 2013 (1)	December 31, 2012 (2)	March 31, 2012
Managed facilities	3,516	3,325	1,973
Leased facilities	904	939	199
Total facilities	4,420	4,264	2,172

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

Conversions between types of contracts (lease or management) are typically determined by our client and not us. Although the underlying economics to us of management contracts and leases are similar, the manner in which we account for them differs substantially.

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

Results of Operations

Segments

An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenue and incur expenses, and about which separate financial information is regularly evaluated by our Chief Operating Decision Maker (“CODM”), in deciding how to allocate resources. Our CODM is our president and chief executive officer.

Region One encompasses operations in Connecticut, Delaware, District of Columbia, Illinois, Indiana, Kansas, Kentucky, Maine, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nebraska, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Virginia, West Virginia and Wisconsin.

Region Two encompasses event planning and transportation, our acquired valet business and our technology-based parking and traffic management systems.

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

Our business is managed based on regions administered by executive vice presidents. The following is a summary of revenues (excluding reimbursed management contract revenue) and gross profit by regions for the three months ended March 31, 2013 and 2012 with information related to prior periods recast to conform to the current regional alignment:

Three Months ended March 31, 2013 Compared to Three Months ended March 31, 2012

As noted previously, the financial results for the three months ended March 31, 2012 do not include any of Central’s results of operations for that quarter due to the timing of the closing of the Central Merger on October 2, 2012.  The financial results for the three months ended March 31, 2013 include Central’s results of operations for that quarter.  To help understand the operating results for these quarters, the term “Central Operations” refers to the results of Central on a stand-alone basis for the period from January 1, 2013 to March 31, 2013 and the term “Standard Operations” refers to the results of Standard on a stand-alone basis and not inclusive of results from the acquired operations of Central for the three months ended March 31, 2013.

Segment revenue information is summarized as follows (unaudited):

	Three Months Ended March 31,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	Amount	%
	(In millions)
Lease contract revenue:
New location	$0.4	$—	$—	$—	$0.9	$0.2	$0.2	$—	$3.7	$—	$—	$—	$5.2	$0.2	$5.0	2500.0
Contract expirations	0.1	1.1	—	—	—	0.2	—	0.1	—	0.6	—		0.1	2.0	(1.9)	(95.0)
Same location	17.7	15.8	—	—	5.2	5.0	11.1	10.5	3.7	3.5	—		37.7	34.8	2.9	8.3
Conversions	0.3	0.2			—	—	—	0.3	—	—			0.3	0.5	(0.2)	(40.0)
Acquisitions	56.5	—	1.3	—	6.2	—	—	—	15.8	—	—	—	79.8	—	79.8	—
Total lease contract revenue	$75.0	$17.1	$1.3	$—	$12.3	$5.4	$11.3	$10.9	$23.2	$4.1	$—	$—	$123.1	$37.5	$85.6	228.3
Management contract revenue:
New location	$1.3	$—	$0.5	$—	$1.1	$—	$1.0	$0.1	$0.4	$—	$—	$—	$4.3	$0.1	$4.2	4200.0
Contract expirations	0.1	1.7	—	0.4	0.2	2.4	—	0.5	—	0.3	—	—	0.3	5.3	(5.0)	(94.3)
Same location	11.3	10.2	4.4	6.7	11.4	11.1	11.2	11.5	2.7	2.7	0.3	0.2	41.3	42.4	(1.1)	(2.6)
Conversions	0.2	0.2	—	—	—	—	—	—	—	—			0.2	0.2	—	—
Acquisitions	13.0	—	5.3	—	5.5	—	12.5	—	5.9	—	(0.9)	—	41.3	—	41.3	—
Total management contract revenue	$25.9	$12.1	$10.2	$7.1	$18.2	$13.5	$24.7	$12.1	$9.0	$3.0	$(0.6)	$0.2	$87.4	$48.0	$39.4	82.1

Parking services revenue—lease contracts.  Lease contract revenue increased $85.6 million, or 228.3%, to $123.1 million for the three months ended March 31, 2013, compared to $37.5 million for the three months ended March 31, 2012. The increase in lease contract revenue consisted of an increase from the Standard Operations of $5.8 million, or 15.5%, and $79.8 million from the Central Operations. The increase resulted primarily from increases in revenue from new locations and acquisitions, partially offset by decreases in revenue from contract expirations and fewer locations that converted from management contracts during the current year. Same location revenue for those facilities, which as of March 31, 2013 are the comparative periods for the two years presented, increased 8.3%. The increase in same location revenue was due to increases in short-term parking revenue of $2.1 million, or 8.7%, and increases in monthly parking revenue of $0.8 million, or 7.7%. Revenue associated with contract expirations relates to contracts that expired during the current period. Acquisition revenue also includes a $2.1 million net benefit that resulted from the sale of contract rights.

Parking services revenue—management contracts.  Management contract revenue increased $39.4 million, or 82.1%, to $87.4 million for the three months ended March 31, 2013, compared to $48.0 million for the three months ended March 31, 2012. The increase in management contact revenue consisted of an increase from the Central Operations of $41.3 million, partially offset by the decrease in revenue from the Standard Operations of $1.9 million, or 4.0%. The increase resulted primarily from increases in revenue from new locations and acquisitions, which was partially offset by a decrease in contract expirations. Same location revenue for those facilities, which as of March 31, 2013 are the comparative periods for the two years presented, decreased 2.6%, primarily due to decreased fees from reverse management locations and ancillary services.

Reimbursed management contract revenue. Reimbursed management contract revenue increased $55.5 million, or 53.4%, to $159.5 million for the three months ended March 31, 2013, compared to $103.9 million for the three months ended March 31, 2012. This increase resulted from additional reimbursements for costs incurred on behalf of owners, and the additional reimbursements related to Central.

Lease contract revenue increased primarily due to new locations and same locations in regions one, three, four and five, combined with acquisitions in regions one, two, three and five and conversions in region one. This was partially offset by decreases in contract expirations in regions one, three, four and five and conversions in region four. Same location revenue increases for the aforementioned regions were primarily due to increases in short-term and monthly parking revenue.

Management contract revenue increased primarily due to new locations and acquisitions in all five operating regions, combined with same location revenue in regions one, three and other. This was partially offset by contract expirations in all five operating regions, same locations in regions two and three and acquisitions in other. The decreases in same location revenue were primarily due to a decrease in fees from reverse management locations and ancillary services. For comparability purposes, revenue associated with contract expirations relate to the contracts that expired during the current period.

Segment cost of parking services information is summarized as follows (unaudited):

	Three Months Ended March 31,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	Amount	%
	(In millions)
Cost of parking services lease contracts:
New location	$0.5	$—	$—	$—	$0.8	$0.2	$0.2	$—	$3.3	$—	$—	$—	$4.8	$0.2	$4.6	2300.0
Contract expirations	0.2	1.1	—	—	—	0.2	—	0.2	—	0.5	—	—	0.2	2.0	(1.8)	(90.0)
Same location	16.8	15.2	—	—	4.9	4.6	10.4	9.7	3.4	3.3	0.1	—	35.6	32.8	2.8	8.5
Conversions	0.3	0.2	—	—	—	—	—	0.2	—	—	—	—	0.3	0.4	(0.1)	(25.0)
Acquisitions	52.1	—	1.1	—	5.8	—	—	—	11.8	—	(0.2)	—	70.6	—	70.6	—
Total cost of parking services lease contracts	$69.9	$16.5	$1.1	$—	$11.5	$5.0	$10.6	$10.1	$18.5	$3.8	$(0.1)	$—	$111.5	$35.4	$76.1	215.0
Cost of parking services management contracts:
New location	$0.8	$—	$0.3	$—	$0.7	$—	$0.5	$0.1	$0.3	$—	$—	$—	$2.6	$0.1	$2.5	2500.0
Contract expirations	0.1	0.7	—	0.3	0.1	1.2	—	0.2	—	0.2	—	—	0.2	2.6	(2.4)	(92.3)
Same location	5.3	4.8	3.9	5.6	6.8	6.7	7.6	7.8	1.6	1.5	0.8	(0.6)	26.0	25.8	0.2	0.8
Conversions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Acquisitions	8.5	—	3.8	—	3.6	—	10.7	—	3.3	—	(0.4)	—	29.5	—	29.5	—
Total cost of parking services management contracts	$14.7	$5.5	$8.0	$5.9	$11.2	$7.9	$18.8	$8.1	$5.2	$1.7	$0.4	$(0.6)	$58.3	$28.5	$29.8	104.6

Cost of parking services—lease contracts.  Cost of parking services for lease contracts increased $76.1 million, or 215.0%, to $111.5 million for the three months ended March 31, 2013, compared to $35.4 million for the three months ended March 31, 2012. The increase in cost of parking services for lease contracts consisted of an increase from the Standard Operations of $5.5 million, or 15.5%, and $70.6 million from the Central Operations. The increase resulted primarily from increases in costs from new locations and acquisitions, which was partially offset by decreases in contract expirations and fewer locations that converted from management contracts during the current year. Same location costs for those facilities, which as of March 31, 2013 are the comparative for the two years presented, increased 8.5%. Same location costs increased $2.3 million due to rent expense, primarily as a result of contingent rental payments on the increase in revenue for same locations, payroll and payroll related costs of $0.3 million, $0.3 million related to other operating costs.

Cost of parking services—management contracts.  Cost of parking services for management contracts increased $29.8 million, or 104.6%, to $58.3 million for the three months ended March 31, 2013, compared to $28.5 million for the three months ended March 31, 2012. The increase in cost of parking services for management contracts consisted of an increase from the Standard Operations of $0.3 million, or 1.1%, and $29.5 million from the Central Operations. The increase resulted from increases in costs related to new reverse management locations and acquisitions, which was partially offset by decreases in contract expirations. Same location costs for those facilities, which as of March 31, 2013 are the comparative for the two years presented, increased 0.8%. Same location increase in operating expenses for management contracts primarily resulted from increases in costs associated with reverse management contracts and the cost of providing management services. Same location cost also includes an unfavorable change in net insurance loss experience reserve estimates relating to prior years of $1.7 million.

Reimbursed management contract expense. Reimbursed management contract expense increased $55.5 million, or 53.4%, to $159.5 million for the three months ended March 31, 2013, compared to $103.9 million for the three months ended March 31, 2012. This increase resulted from additional reimbursements for costs incurred on behalf of owners, and the additional reimbursements related to Central.

Cost of parking services for lease contracts increased primarily due to new locations in regions one, three, four and five, combined with same locations in regions one, three, four, five and other, acquisitions in regions one, two, three and five and conversions in region one, which was partially offset by contract expirations in regions one, three, four and five, conversions in region four and acquisitions in other. Same location cost increased primarily due to increases in contingent rent payments on the increase in revenue, payroll and payroll related costs, other operating costs, offset by a favorable health insurance dividend related to prior years. The other region amounts in same location primarily represent a favorable health insurance dividend related to prior years and costs that are not specifically identifiable to a region.

Cost of parking services for management contracts increased due to new locations and acquisitions in all five operating regions, combined with increases in same locations in regions one, three, five and other. Partially offsetting, were decreases due to contract expirations in all five operating regions, same locations in regions two and four and acquisitions in the other region. Same location cost increases primarily resulted from increases in costs associated with reverse management contracts and the cost of providing management services. The other region amounts in same location primarily represent prior year insurance reserve adjustments and costs that are not specifically identifiable to a region.

Segment gross profit/gross profit percentage information is summarized as follows (unaudited):

	Three Months Ended March 31,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	Amount	%
	(In millions)
Gross profit lease contracts:
New location	$(0.1)	$—	$—	$—	$0.1	$—	$—	$—	$0.4	$—	$—	$—	$0.4	$—	$0.4	—
Contract expirations	(0.1)	—	—	—	—	—	—	(0.1)	—	0.1	—	—	(0.1)	—	(0.1)	—
Same location	0.9	0.6	—	—	0.3	0.4	0.7	0.8	0.3	0.2	(0.1)	—	2.1	2.0	0.1	5.0
Conversions	—	—	—	—	—	—	—	0.1	—	—	—	—	—	0.1	(0.1)	(100.0)
Acquisitions	4.4	—	0.2	—	0.4	—	—	—	4.0	—	0.2	—	9.2	—	9.2	—
Total gross profit lease contracts	$5.1	$0.6	$0.2	$—	$0.8	$0.4	$0.7	$0.8	$4.7	$0.3	$0.1	$—	$11.6	$2.1	$9.5	452.4

	(Percentages)
Gross profit percentage lease contracts:
New location	(25.0)	—	—	—	11.1	—	—	—	10.8	—	—	—	7.7	—
Contract expirations	(100.0)	—	—	—	—	—	—	(100.0)	—	16.7	—	—	(100.0)	—
Same location	5.1	3.8	—	—	5.8	8.0	6.3	7.6	8.1	5.7	—	—	5.6	5.7
Conversions	—	—	—	—	—	—	—	33.3	—	—	—	—	—	20.0
Acquisitions	7.8	—	15.4	—	6.5	—	—	—	25.3	—	—	—	11.5	—
Total gross profit percentage	6.8	3.5	15.4	—	6.5	7.4	6.2	7.3	20.3	7.3	—	—	9.4	5.6

	(In millions)
Gross profit management contracts:
New location	$0.5	$—	$0.2	$—	$0.4	$—	$0.5	$—	$0.1	$—	$—	$—	$1.7	$—	$1.7	—
Contract expirations	—	1.0	—	0.1	0.1	1.2	—	0.3	—	0.1	—	—	0.1	2.7	(2.6)	(96.3)
Same location	6.0	5.4	0.5	1.1	4.6	4.4	3.6	3.7	1.1	1.2	(0.5)	0.8	15.3	16.6	(1.3)	(7.8)
Conversions	0.2	0.2	—	—	—	—	—	—	—	—	—	—	0.2	0.2	—	—
Acquisitions	4.5	—	1.5	—	1.9	—	1.8	—	2.6	—	(0.5)	—	11.8	—	11.8	—
Total gross profit management contracts	$11.2	$6.6	$2.2	$1.2	$7.0	$5.6	$5.9	$4.0	$3.8	$1.3	$(1.0)	$0.8	$29.1	$19.5	$9.6	49.2

	(Percentages)
Gross profit percentage management contracts:
New location	38.5	—	40.0	—	36.4	—	50.0	—	25.0	—	—	—	39.5	—
Contract expirations	—	58.8	—	25.0	50.0	50.0	—	60.0	—	33.3	—	—	33.3	50.9
Same location	53.1	52.9	11.4	16.4	40.4	39.6	32.1	32.2	40.7	44.4	(166.7)	400.0	37.0	39.2
Conversions	100.0	100.0	—	—	—	—	—	—	—	—		—	100.0	100.0
Acquisitions	34.6	—	28.3	—	34.5	—	14.4	—	44.1	—	55.6	—	28.6	—
Total gross profit percentage	43.2	54.5	21.6	16.9	38.5	41.5	23.9	33.1	42.2	43.3	166.7	400.0	33.3	40.6

Gross profit—lease contracts.  Gross profit for lease contracts increased $9.5 million, or 452.4%, to $11.6 million for the three months ended March 31, 2013, compared to $2.1 million for three months ended March 31, 2012. The increase in gross profit for lease contracts consisted of an increase from the Standard Operations of $0.3 million, or 14.3%, and $9.2 million from the Central Operations. Gross profit percentage for lease contracts increased to 9.4% for the three months ended March 31, 2013, compared to 5.6% for the three months ended March 31, 2012. Gross profit lease contracts increases were primarily the result of new locations, same locations and acquisitions, partially offset by contract expirations and conversions. Gross profit lease contracts increases on same locations were primarily the result of increases in short-term and monthly parking revenue. Gross profit lease contracts on acquisitions includes a $2.1 million net benefit that resulted from the sale of contract rights. Gross profit percentage on acquisitions and new locations accounted for most of the increase on a percentage basis.

Gross profit—management contracts.  Gross profit for management contracts increased $9.6 million, or 49.2%, to $29.1 million for the three months ended March 31, 2013, compared to $19.5 million for the three months ended March 31, 2012. The increase in gross profit for management contracts consisted of a decrease from the Standard Operations of $2.2 million, or 11.3%, and an increase of $11.8 million from Central Operations. Gross profit percentage for management contracts decreased to 33.3% for the three months ended March 31, 2013, compared to 40.6% for the three months ended March 31, 2012. Gross profit for management contracts increases were primarily the result of new locations, acquisitions and conversions, offset by same locations and contract expirations. Gross profit management contracts decreases on same locations were primarily the result of increases in costs associated with reverse management contracts and the cost of providing management services, in addition to a decrease in revenue. Gross profit percentage on same locations and contract expirations accounted for most of the decline on a percentage basis.

Gross profit for lease contracts increased primarily due to new locations in regions three and five, conversions in region one, same locations in regions one and five, acquisitions in regions one two, three, five and other and contract expirations in region four. Partially offsetting, were contract expirations in regions one and five, conversions in region four, new locations in region one and same locations in regions three, four and other. Gross profit lease contracts on same locations increased primarily due to increases in short-term and monthly parking revenue and a net benefit that resulted from the sale of contract rights.

Gross profit for management contracts increased primarily due to new locations and acquisitions in all five operating regions and same locations in region one.  Partially offsetting, were contract expirations in all five operating regions, same locations in regions two, three, four, five and other and acquisitions in other. Gross profit for management contracts decreases on same locations were primarily the result of increases in costs associated with reverse management contracts and the cost of providing management services, in addition to decreased revenue. The other region amounts in same location primarily represent prior year insurance reserve adjustments and amounts that are not specifically identifiable to a specific region.

General and administrative expenses. General and administrative expenses increased $12.8 million, or 85.0%, to $27.8 million for the three months ended March 31, 2013, compared to $15.0 million for the three months ended March 31, 2012. This increase was primarily the related to integration costs incurred in connection with the Central Merger of $3.0 million, the addition of general and administrative expenses related to Central of $11.2 million, $0.7 million due to the additional RSUs that were granted in the fourth quarter of 2012, payroll and payroll relates expenses of $1.3 million, partially offset by, professional fees of $1.1 million, acquisition earn-out valuation changes of $0.3 million and cost savings from process efficiencies of $2.0 million.

Depreciation and amortization. Depreciation and amortization increased $5.6 million, or 322.9%, to $7.3 million as compared to $1.7 million for the three months ended March 31, 2012. This increase is a result of the additional amortization and depreciation for the fair value of acquired tangible and intangible assets from the Central Merger.

Interest expense. Interest expense increased $3.9 million, or 343.1%, to $5.0 million for the three months ended March 31, 2013, as compared to $1.1 million for the three months ended March 31, 2012. This increase resulted primarily from an increase in borrowings and an increase in the borrowing rate on our Senior Credit Facility.

Interest income. Interest income was $0.1 million for the three months ended March 31, 2013 and 2012, respectively.

Income tax expense Income tax expense decreased $1.5 million, or 97.0%, to $46.0 thousand for the three months ended March 31, 2013, as compared to $1.5 million for the three months ended March 31, 2012. A decrease in our pre-tax income resulted in a $0.2 million decrease in income tax expense and a decrease in our effective tax rate resulted in a $1.3 million decrease in our tax expense. Our effective tax rate was 6.9% for the three months ended March 31, 2013 and 40.3% for the three months ended March 31, 2012. The effective tax rate for the three months ended March 31, 2013 was favorably decreased to 6.9% from 37.7% as a result of a discrete benefit of approximately $206 for the retroactive extension of the Work Opportunity Tax Credit (WOTC) and other similar federal income tax credit programs that were enacted as part of the American Taxpayer Relief Act in January of 2013.

Liquidity and Capital Resources

Outstanding Indebtedness

On March 31, 2013, we had total indebtedness of approximately $322.6 million, an increase of $12.1 million from December 31, 2012. The $322.6 million includes:

•             $320.2 million under our Senior Credit Facility (defined below); and

•             $2.4 million of other debt including capital lease obligations and obligations on seller notes and other indebtedness.

We believe that our cash flow from operations, combined with availability under our Senior Credit Facility, which amounted to $53.6 million at March 31, 2013, will be sufficient to enable us to pay our indebtedness, or to fund other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before their respective maturities. We believe that we will be able to refinance our indebtedness on commercially reasonable terms.

Senior Credit Facility

On October 2, 2012, pursuant to the terms of the Agreement and Plan of Merger dated as of February 28, 2012, we completed the Central Merger. Central stockholders received 6,161,332 shares of our common stock and we assumed $217.7 million of Central’s debt net of cash acquired. Additionally, Central’s former stockholders will be entitled to receive $27.0 million, subject to adjustment, to be paid three years after closing to the extent it is not used to satisfy indemnity obligations.

In connection with the Central Merger, we entered into a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents, U.S. Bank National Association, First Hawaiian Bank and General Electric Capital Corporation, as co-documentation agents, Merrill Lynch, Pierce, Fenner & Smith Inc., Wells Fargo Securities, LLC and J.P. Morgan Securities LLC, as joint lead arrangers and joint book managers, and the lenders party thereto (the “Lenders”).

Pursuant to the terms, and subject to the conditions, of the Credit Agreement, the Lenders have made available to us a new secured Senior Credit Facility (“Senior Credit Facility”) that permits aggregate borrowings of $450.0 million consisting of (i) a revolving credit facility of up to $200.0 million at any time outstanding, which includes a letter of credit facility that is limited to $100.0 million at any time outstanding, and (ii) a term loan facility of $250.0 million. The Senior Credit Facility matures on October 2, 2017.

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

Borrowings under the Senior Credit Facility bear interest, at our option, (i) at a rate per annum based on our consolidated total debt to EBITDA ratio for the 12-month period ending as of the last day of the immediately preceding fiscal quarter, determined in accordance with the applicable pricing levels set forth in the Credit Agreement (the “Applicable Margin”) for LIBOR loans, plus the applicable LIBOR rate or (ii) the Applicable Margin for base rate loans plus the highest of (x) the federal funds rate plus 0.5%, (y) the Bank of America, N.A. prime rate and (z) a daily rate equal to the applicable LIBOR rate plus 1.0%.

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

The weighted average interest rate on our Senior Credit Facility at March 31, 2013 and December 31, 2012 was 3.5% and 3.7%, respectively. The rate includes all outstanding LIBOR contracts, interest rate cap effect and letters of credit. The weighted average interest rate on outstanding borrowings, not including letters of credit, was 3.6% and 3.9% at March 31, 2013 and December 31, 2012, respectively.

At March 31, 2013, we had $60.5 million of letters of credit outstanding under the Senior Credit Facility, borrowings against the Senior Credit Facility aggregated $320.2 million and we had $53.6 million available under the Senior Credit Facility.

Interest Rate Swap Transactions

We do not enter into derivative instruments for any purpose other than cash flow hedging purposes.

October 25, 2012, the Company entered into Interest Rate Swap transactions (collectively, the “Interest Rate Swaps”) with each of JPMorgan Chase Bank, N.A., Bank of America, N.A. and PNC Bank, N.A. in an initial aggregate Notional Amount of $150.0 million (the “Notional Amount”). The Interest Rate Swaps have an effective date of October 31, 2012 and a termination date of September 30, 2017. The Interest Rate Swaps effectively fix the interest rate on an amount of variable interest rate borrowings under the Credit Agreement, originally equal to the Notional Amount at 0.7525% per annum plus the applicable margin rate for LIBOR loans under the Credit Agreement determined based upon the Company’s consolidated total debt to EBITDA ratio. The Notional Amount is subject to scheduled quarterly amortization that coincides with quarterly prepayments of principal under the Credit Agreement. These Interest Rate Swaps are classified as cash flow hedges, and we calculate the effectiveness of the hedge on a monthly basis. The ineffective portion of the cash flow hedge is recognized in earnings as an increase of interest expense. As of March 31, 2013, no ineffectiveness of the hedge has been recognized. The fair value of the Interest Rate Swaps at March 31, 2013 is $0.5 million and is included in other long-term liabilities.

Letters of Credit

At March 31, 2013, we have provided letters of credit totaling $50.2 million to our casualty insurance carriers to collateralize our casualty insurance program.

As of March 31, 2013, we provided $10.3 million in letters of credit to collateralize other obligations.

Deficiency Payments

Pursuant to our obligations with respect to the parking garage operations at Bradley International Airport, we are required to make certain payments for the benefit of the State of Connecticut and for holders of special facility revenue bonds. The deficiency payments represent contingent interest bearing advances to the trustee to cover operating cash flow requirements. The payments, if any, are recorded as a receivable by us for which we are reimbursed from time to time as provided in the trust agreement. As of March 31, 2013, we have a receivable of $15.0 million, comprised of cumulative deficiency payments to the trustee, net of reimbursements. We believe these advances to be fully recoverable and therefore have not recorded a valuation allowance for them. We do not guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.

We made deficiency payments (net of repayments received) of $0.4 million in the three months ended March 31, 2013 compared to $0.8 million in the three months ended March 31, 2012.  We did not record or receive any interest or premium income on deficiency repayments in the three months ended March 31, 2013 and 2012.  There was no receivable from the trustee for interest and premium income related to deficiency repayments as of March 31, 2013 and 2012.

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

Net Cash Provided by Operating Activities

Our primary sources of funds are cash flows from operating activities and changes in operating assets and liabilities. Net cash used in operating activities totaled $9.5 million for the first three months of 2013. Cash used in operating activities for the first three months of 2013 included changes in operating assets and liabilities that resulted in a use of $17.5 million, partially offset by cash provided from operations of $8.0 million. The net decrease in changes in operating assets and liabilities resulted primarily from; (i) a decrease in accrued liabilities of $8.4 million primarily related to the payment of our performance-based compensation accrual paid in the first quarter of 2013 of $3.7 million, $10.6 million in reductions in accrued rents, insurance reserves and customer deposits, partially offset by an increase of $5.9 million in other long-term liabilities primarily due to insurance reserves and an increase in the non-qualified deferred compensation plan; (ii) an increase in notes and accounts receivables of $6.1 million; (iii) a decrease in accounts payable of $10.5 million which primarily resulted from the timing on payments to our clients and new business that are under management contracts as described under “Daily Cash Collections”; partially offset by (iv) a net decrease in prepaid and other assets of $7.5 million.

Our primary sources of funds are cash flows from operating activities and changes in operating assets and liabilities.  Net cash used in operating activities totaled $9.1 million for the first three months of 2012. Cash used included changes in operating assets and liabilities of $14.0 million, partially offset by cash provided from operations of $4.9 million. The net decrease in cash resulted primarily from (i) an increase of $10.5 million in notes and accounts receivable due to timing of customer collections in the first quarter of 2012; (ii) an increase of $0.3 million in prepaid assets primarily due to timing for payment of insurance program; (iii) a decrease of $7.1 million in other liabilities primarily due to the payment of our performance-based compensation accrual paid in the first quarter of 2012 $4.3 million, a decrease in customer deposits of $4.0 million on certain events due to the completion of the events and $1.1 million for professional fees related to the planned Central Merger accrued at year end, partially offset by an increase in the non-qualified deferred compensation plan $0.9 million; (iv) and partially offsetting the decrease in cash is an increase of $3.9 million in accounts payable that primarily resulted from the timing on payments to our clients and new business that are under management contracts as described under “Daily Cash Collections .”

Net Cash Used in Investing Activities

Net cash used in investing activities totaled $3.1 million in the first three months of 2013. Cash used in investing activities for the first three months of 2013 included $3.1 million for capital investments needed to secure and/or extend lease facilities, investment in information system enhancements and infrastructure, and cost of contract purchases of $0.1 million, partially offset by proceeds from the sales of assets of $0.1 million.

Net cash used in investing activities totaled $0.8 million in the first three months of 2012.  Cash used in investing activities for the first three months of 2012 included capital expenditures of $0.6 million for capital investments needed to secure and/or extend leased facilities and $0.2 million of cost of contract purchases.

Net Cash Used in Financing Activities

Net cash provided by financing activities totaled $11.1 million in the first three months of 2013. Cash provided by financing activities for the first three months of 2013 included $11.9 million of net proceeds on our Senior Credit Facility, partially offset by $0.6 million distributed to non-controlling interests and $0.2 million for payments on capital leases.

Net cash provided by financing activities totaled $5.7 million in the first three months of 2012.  Cash provided by financing activities for 2012 included $6.7 million of net proceeds under our Senior Credit Facility, $0.2 million from the exercise of stock options, $0.2 million from the tax benefit related to stock option exercises, partially offset by $0.1 million for payments on capital leases, $0.1 million for payments on long-term borrowings, $0.1 million distributed to noncontrolling interests and $1.1 million for earn-out payments.

Cash and Cash Equivalents

We had cash and cash equivalents of $26.8 million and $28.5 million at March 31, 2013 and December 31, 2012, respectively. The cash balances reflect our ability to utilize funds deposited into our local accounts and which based upon availability, timing of deposits and the subsequent movement of that cash into our corporate accounts may result in significant changes to our cash balances.

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

October 25, 2012, the Company entered into Interest Rate Swap transactions (collectively, the “Interest Rate Swaps”) with each of JPMorgan Chase Bank, N.A., Bank of America, N.A. and PNC Bank, N.A. in an initial aggregate Notional Amount of $150.0 million (the “Notional Amount”). The Interest Rate Swaps have an effective date of October 31, 2012 and a termination date of September 30, 2017. The Interest Rate Swaps effectively fix the interest rate on an amount of variable interest rate borrowings under the Credit Agreement (“the Credit Agreement”), originally equal to the Notional Amount at 0.7525% per annum plus the applicable margin rate for LIBOR loans under the Credit Agreement determined based upon the Company’s consolidated total debt to EBITDA ratio. The Notional Amount is subject to scheduled quarterly amortization that coincides with quarterly prepayments of principal under the Credit Agreement. These Interest Rate Swaps are classified as cash flow hedges, and we calculate the effectiveness of the hedge on a monthly basis. The ineffective portion of the cash flow hedge is recognized in earnings as an increase of interest expense. As of March 31, 2013, no ineffectiveness of the hedge has been recognized. The fair value of the Interest Rate Swaps at March 31, 2013 is $0.5 million and is included in other long-term liabilities.

Our $450.0 million Senior Credit Facility provides for a $200.0 million variable rate revolving facility and a term loan facility of $250.0 million. In addition, the variable rate revolving facility includes a letter of credit sub-facility with a sublimit of $100.0 million. Interest expense on such borrowing is sensitive to changes in the market rate of interest. If we were to borrow the entire non-hedged variable rate debt of $300.0 million available under the Senior Credit Facility, a 1% increase in the average market rate would result in an increase in our annual interest expense of $3.0 million. This amount is determined by considering the impact of the hypothetical interest rates on our borrowing cost, but does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Due to the uncertainty of the specific changes and their possible effects, the foregoing sensitivity analysis assumes no changes in our financial structure.

Foreign Currency Risk

Our exposure to foreign exchange risk is minimal. All foreign investments are denominated in U.S. dollars, with the exception of Canada. We had approximately $1.5 million of Canadian dollar denominated cash instruments at March 31, 2013. We had no Canadian dollar denominated debt instruments at March 31, 2013. We do not hold any hedging instruments related to foreign currency transactions. We monitor foreign currency positions and may enter into certain hedging instruments in the future should we determine that exposure to foreign exchange risk has increased.

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

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

We are subject to litigation in the normal course of our business. The outcomes of legal proceedings and claims brought against us and other loss contingencies are subject to significant uncertainty. We accrue a charge against income when our management determines that it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. In addition, we accrue for the authoritative judgments or assertions made against us by government agencies at the time of their rendering regardless of our intent to appeal. In determining the appropriate accounting for loss contingencies, we consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss. We regularly evaluate current information available to us to determine whether an accrual should be established or adjusted. Estimating the probability that a loss will occur and estimating the amount of a loss or a range of loss involves significant judgment. In addition, the Company is subject to various legal proceedings, claims and other matters that arise in the ordinary course of business. In the opinion of management, the amount of the liability, if any, with respect to these matters will not materially affect the Company’s consolidated financial statements. We maintain liability insurance coverage to assist in protecting our assets from losses arising from or related to activities associated with business operations.

Item 2.      Unregistered Sales of Equity and Use of Proceeds

There were no sales or repurchases of stock in the three months ended March 31, 2013.

Item 6.      Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description

31.1*	Section 302 Certification dated May 10, 2013 for James A. Wilhelm, Director, President and Chief Executive Officer (Principal Executive Officer).

31.2*	Section 302 Certification dated May 10, 2013 for G. Marc Baumann, Chief Financial Officer, Treasurer & President of Urban Operations (Principal Financial Officer).

31.3*	Section 302 Certification dated May 10, 2013 for Daniel R. Meyer, Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer).

32**	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2013.
101.INS **†	XBRL Instance Document
101.SCH**†	XBRL Taxonomy Extension Schema
101.CAL**†	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**†	XBRL Taxonomy Extension Definition Linkbase
101.LAB**†	XBRL Taxonomy Extension Label Linkbase
101.PRE**†	XBRL Taxonomy Extension Presentation Linkbase

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

STANDARD PARKING CORPORATION

Dated: May 10, 2013	By:	/s/ JAMES A. WILHELM
James A. Wilhelm
Director, President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 10, 2013	By:	/s/ G. MARC BAUMANN
G. Marc Baumann
Chief Financial Officer, Treasurer & President of Urban Operations
(Principal Financial Officer)

Dated: May 10, 2013	By:	/s/ DANIEL R. MEYER
Daniel R. Meyer
Senior Vice President,
Corporate Controller and Assistant Treasurer
(Principal Accounting Officer and Duly Authorized Officer)