Form 10-Q
period 2013-06-30
STANDARD PARKING CORP
filed 2013-08-09
CIK 1059262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 1, 2013, there were 21,913,346 shares of common stock of the registrant outstanding.

STANDARD PARKING CORPORATION

FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share data)

	June 30, 2013	December 31, 2012
	(Unaudited)	(See Note)
ASSETS
Current assets:
Cash and cash equivalents	$20,457	$28,450
Notes and accounts receivable, net	119,976	110,617
Prepaid expenses and supplies	17,740	25,923
Deferred taxes	14,824	14,824
Total current assets	172,997	179,814
Leasehold improvements, equipment, land and construction in progress, net	41,795	40,010
Other assets:
Advances and deposits	7,863	8,539
Long-term receivables, net	14,989	15,346
Intangible assets, net	160,231	175,587
Other assets, net	23,249	22,314
Cost of contracts, net	12,412	14,215
Goodwill	433,877	435,122
	652,621	671,123
Total assets	$867,413	$890,947
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$120,857	$129,034
Accrued and other current liabilities	94,514	109,239
Current portion of unfavorable lease contracts	13,029	15,002
Current portion of long-term debt obligations	21,559	21,752
Total current liabilities	249,959	275,027
Deferred taxes	28,043	27,521
Long-term borrowings, excluding current portion:
Obligations under senior credit facility	282,914	286,727
Other long-term debt obligations	1,914	1,995
	284,828	288,722
Unfavorable lease contracts	37,622	44,335
Other long-term liabilities	63,313	58,086
Stockholders’ equity:
Preferred Stock, par value $0.01 per share; 5,000,000 shares authorized as of June 30, 2013 and December 31, 2012; no shares issued	—	—
Common stock, par value $.001 per share; 50,000,000 shares authorized as of June 30, 2013 and December 31, 2012; 21,906,254 and 21,870,770 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	22	22
Additional paid-in capital	238,763	236,375
Accumulated other comprehensive (loss) income	508	(381)
Accumulated deficit	(36,134)	(39,512)
Total Standard Parking Corporation stockholders’ equity	203,159	196,504
Noncontrolling interest	489	752
Total equity	203,648	197,256
Total liabilities and stockholders’ equity	$867,413	$890,947

Note:             The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See Notes to Condensed Consolidated Interim Financial Statements.

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for share and per share data, unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Parking services revenue:
Lease contracts	$123,232	$42,414	$246,368	$79,958
Management contracts	88,659	44,372	176,054	92,336
	211,891	86,786	422,422	172,294
Reimbursed management contract revenue	158,402	104,160	317,879	208,097
Total revenue	370,293	190,946	740,301	380,391
Cost of parking services:
Lease contracts	111,566	38,000	223,066	73,387
Management contracts	54,653	24,018	112,987	52,510
	166,219	62,018	336,053	125,897
Reimbursed management contract expense	158,402	104,160	317,879	208,097
Total cost of parking services	324,621	166,178	653,932	333,994
Gross profit:
Lease contracts	11,666	4,414	23,302	6,571
Management contracts	34,006	20,354	63,067	39,826
Total gross profit	45,672	24,768	86,369	46,397
General and administrative expenses	26,869	14,868	54,694	29,913
Depreciation and amortization	8,074	1,807	15,382	3,535
Operating income	10,729	8,093	16,293	12,949
Other expenses (income):
Interest expense	4,763	1,132	9,770	2,262
Interest income	(188)	(135)	(299)	(205)
	4,575	997	9,471	2,057
Income before income taxes	6,154	7,096	6,822	10,892
Income tax expense	2,049	2,856	2,095	4,384
Net income	4,105	4,240	4,727	6,508
Less: Net income attributable to noncontrolling interest	780	85	1,349	157
Net income attributable to Standard Parking Corporation	$3,325	$4,155	$3,378	$6,351
Common stock data:
Net income per share:
Basic	$0.15	$0.27	$0.15	$0.41
Diluted	$0.15	$0.26	$0.15	$0.40
Weighted average shares outstanding:
Basic	21,889,777	15,665,263	21,880,274	15,614,868
Diluted	22,221,102	15,900,659	22,195,953	15,860,668

See Notes to Condensed Consolidated Interim Financial Statements.

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net income	$4,105	$4,240	$4,727	$6,508
Other comprehensive (expense) income, before tax	870	(80)	889	6
Comprehensive income	4,975	4,160	5,616	6,514
Less: comprehensive income attributable to noncontrolling interest	780	85	1,349	157
Comprehensive income attributable to Standard Parking Corporation	$4,195	$4,075	$4,267	$6,357

See Notes to Condensed Consolidated Interim Financial Statements.

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except for share and per share data, unaudited)

	Six Months Ended
	June 30, 2013	June 30, 2012
Operating activities:
Net income	$4,727	$6,508
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	14,807	3,496
Net accretion of acquired lease contracts	(3,013)	—
Loss on sale and abandonment of assets	590	41
Amortization of debt issuance costs and original issue discount on borrowings	1,530	311
Non-cash stock-based compensation	2,468	863
Excess tax benefit related to stock option exercises	—	(221)
Provisions for losses on accounts receivable	149	92
Deferred income taxes	(867)	1,493
Net change in operating assets and liabilities	(13,384)	(2,903)
Net cash provided by operating activities	7,007	9,680
Investing activities:
Purchase of leasehold improvements and equipment	(7,906)	(1,863)
Cost of contracts purchased	(337)	(237)
Proceeds from sale of assets	52	15
Capitalized interest	—	(8)
Contingent payments for businesses acquired	—	(46)
Net cash used in investing activities	(8,191)	(2,139)
Financing activities:
Proceeds from exercise of stock options	—	154
Earn-out payments made	(142)	(1,525)
Tax benefit related to stock option exercises	—	221
Payments on term loan	(11,250)	—
Borrowings from senior credit facility	6,850	(10,000)
Distribution to noncontrolling interest	(1,612)	(128)
Payments on long-term borrowings	(383)	(345)
Net cash used in financing activities	(6,537)	(11,623)
Effect of exchange rate changes on cash and cash equivalents	(272)	(83)
Decrease in cash and cash equivalents	(7,993)	(4,165)
Cash and cash equivalents at beginning of period	28,450	13,220
Cash and cash equivalents at end of period	$20,457	$9,055
Supplemental disclosures:
Cash paid during the period for:
Interest	$8,179	$1,779
Income taxes	1,062	2,813

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

In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the financial position and results of operations have been included. Operating results for the three and six-month periods ended June 30, 2013 are not necessarily indicative of the results that might be expected for any other interim period or the fiscal year ended December 31, 2013. The financial statements presented in this report should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K filed on March 18, 2013.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and variable interest entities in which the Company is the primary beneficiary. Noncontrolling interest recorded in the consolidated statement of income is the interest in consolidated variable interest entities not held by the Company. The Company has ownership interests in thirty-eight partnerships, joint ventures or similar arrangements that operate parking facilities. Twenty-nine are Variable Interest Entities (VIE) and nine are voting interest model entities where the company’s ownership ranges from 20-50% and it does not control the entities. The Company consolidates those VIEs where it is the primary beneficiary and accounts for voting interest entities that it does not control using the equity method of accounting. The assets and liabilities of the VIEs are not material to the Company’s Consolidated Balance Sheets. All significant intercompany profits, transactions and balances have been eliminated in consolidation.

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

On October 25, 2012, the Company entered into Interest Rate Swap transactions (collectively, the “Interest Rate Swaps”) with each of JPMorgan Chase Bank, N.A. (“JPMorgan Chase Bank”), Bank of America, N.A. (“Bank of America”) and PNC Bank, N.A. in an initial aggregate Notional Amount of $150,000 (the “Notional Amount”). The Interest Rate Swaps have an effective date of October 31, 2012 and a termination date of September 30, 2017. The Interest Rate Swaps effectively fix the interest rate on an amount of variable interest rate borrowings under the Credit Agreement (“the Credit Agreement”), originally equal to the Notional Amount at 0.7525% per annum plus the applicable margin rate for LIBOR loans under the Credit Agreement determined based upon the Company’s consolidated total debt to EBITDA ratio. The Notional Amount is subject to scheduled quarterly amortization that coincides with quarterly prepayments of principal under the Credit Agreement. These Interest Rate Swaps are classified as cash flow hedges, and we calculate the effectiveness of the hedge on a monthly basis. The ineffective portion of the cash flow hedge is recognized in earnings as an increase of interest expense. As of June 30, 2013, no ineffectiveness of the hedge has been recognized. The fair value of the Interest Rate Swaps at June 30, 2013 and December 31, 2012 was an asset of $1,142 and a liability of $794, respectively, and is included in prepaid expenses at June 30, 2013 and other long-term liabilities at December 31, 2012.

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

The Company incurred certain acquisition and integration related costs associated with the transaction that were expensed as incurred and are reflected in the Condensed Consolidated Statements of Income. The Company recognized $3,093 and $7,317 of these costs in its Condensed Consolidated Statement of Income for the three and six months ended June 30, 2013 in general and administrative expenses, respectively.

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

The Company financed the acquisition through additional term borrowings under the Senior Credit Facility (defined in Note 11) and consisting of a revolving credit facility up to $200,000 and a term loan of $250,000. The results of operations of this acquisition are included in the Company’s Consolidated Statements of Income from the date of acquisition.

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

The Company has an amended and restated Long-Term Incentive Plan that was adopted in conjunction with our initial public offering. On April 24, 2013, our shareholders approved an amendment to our Long-Term Incentive Plan that increased the maximum number of shares of common stock available for awards under the Long-Term Incentive Plan from 2,175,000 shares to 2,975,000 shares.  The Plan terminates on April 22, 2028. Forfeited and expired options under the Plan become generally available for reissuance. At June 30, 2013, 673,069 shares remained available for award under the Plan.

Stock Options and Grants

We use the Black-Scholes option-pricing model to estimate the fair value of each option grant as of the date of grant. The volatilities are based on the 90-day historical volatility of our common stock as of the grant date. The risk free interest rate is based on zero-coupon U.S. government issues with a remaining term equal to the expected life of the option.

There were no options granted during the six months ended June 30, 2013 and 2012. The Company recognized no stock-based compensation expense related to stock options for the six months ended June 30, 2013 and 2012, as all options previously granted were fully vested. As of June 30, 2013, there were no unrecognized compensation costs related to unvested options.

On April 24, 2013, the Company authorized vested stock grants to certain directors totaling 21,949 shares. The total value of the grant, based on the fair value of the stock on the grant date, was $465 and is included in general and administrative expenses.

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

In October 2012, the Company’s Board of Directors authorized a grant of 191,895 restricted stock units that were awarded to our senior management team. In June 2013, an additional 4,247 restricted stock units were awarded. The restricted stock units vest in one-third installments on each of the first, second and third anniversaries of the grant date. The restricted stock unit agreements were awarded to members of the executive team who played a key role in the due diligence and subsequent planning that led to the successful closing of the Central Merger as well as retention of the team through the integration period. The restricted stock units vest over a three-year period. Additionally in October 2012, as part of employment agreements, 30,529 restricted stock units were awarded and shall become vested on the third anniversary of the Grant Date.

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

During the three and six months ended June 30, 2013, 27,000 restricted stock units vested. During the three and six months ended June 30, 2012, 104,000 and 146,000 restricted stock units vested, respectively.  No restricted stock units were forfeited.

The Company recognized $1,017 and $2,059 of stock-based compensation expense related to the restricted stock units for the three and six months ended June 30, 2013, respectively, which is included in general and administrative expenses.  The Company recognized $257 and $618 of stock-based compensation expenses related to restricted stock units for the three and six months ended June 30, 2012, respectively, which is included in general and administrative expenses.  As of June 30, 2013, there was $7,095 of unrecognized stock-based compensation costs, net of estimated forfeitures, related to the restricted stock units that are expected to be recognized over a weighted average remaining period of approximately 3.9 years.

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

A reconciliation of the weighted average basic common shares outstanding to the weighted average diluted common shares outstanding is as follows (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted average common basic shares outstanding	21,889,777	15,665,263	21,880,274	15,614,868
Effect of dilutive stock options and restricted stock units	331,325	235,396	315,679	245,800
Weighted average common diluted shares outstanding	22,221,102	15,900,659	22,195,953	15,860,668
Net income per share:
Basic	$0.15	$0.27	$0.15	$0.41
Diluted	$0.15	$0.26	$0.15	$0.40

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

6. Leasehold Improvements, Equipment, Construction in Progress and Land, Net

A summary of leasehold improvements, equipment, and construction in progress and related accumulated depreciation and amortization is as follows:

		June 30, 2013	December 31, 2012
	Ranges of Estimated Useful Life	(Unaudited)
Equipment	2 - 5 Years	$30,450	$28,498
Software	3 - 10 Years	16,225	15,031
Vehicles	4 Years	7,240	9,353
Other	10 Years	516	367
Leasehold improvements	Shorter of lease term or economic life up to 10 years	18,450	17,920
Construction in progress		4,691	2,086
		77,572	73,255
Less accumulated depreciation and amortization		(37,449)	(34,917)
		40,123	38,338
Land		1,672	1,672
Leasehold improvements, equipment, land and construction in progress, net		$41,795	$40,010

Depreciation expense was $2,504 and $5,216 for the three and six months ended June 30, 2013, respectively. Depreciation expense was $1,121 and $2,163 for the three and six months ended June 30, 2012, respectively. Depreciation includes losses on sale and abandonment of leasehold improvements and equipment of $675 and $671 for the three and six months ended June 30, 2013, respectively.  Depreciation includes gains on sale and abandonment of leasehold improvements and equipment of $44 and $48 for the three and six months ended June 30, 2012, respectively.

7. Cost of Contracts, Net

Cost of contracts represents the contractual rights associated with providing parking services at a managed or leased facility. Cost consists of capitalized payments made to third parties, amortized over the estimated life of the contracts, including anticipated renewals and terminations.

The balance of cost of contracts is comprised of the following:

	June 30, 2013	December 31, 2012
	(Unaudited)

Cost of contracts	$26,357	$26,599
Accumulated amortization	(13,945)	(12,384)
Cost of contracts, net	$12,412	$14,215

Amortization expense related to cost of contracts was $672 and $1,362 for the three and six months ended June 30, 2013, respectively. Amortization expense related to cost of contracts was $611 and $1,219 for the three and six months ended June 30, 2012, respectively. The weighted average useful life is 9.5 years for 2013 and 9.5 years for 2012.

8. Intangible assets, net

The balance of intangible assets is comprised of the following:

	June 30, 2013	December 31, 2012
	(Unaudited)
Covenant not to compete	$3,533	$3,533
Trade names	15,443	15,088
Proprietary know how	34,650	34,650
Lease contract rights	51,650	51,650
Management contract rights	81,000	81,000
Accumulated amortization	(26,045)	(10,334)
Intangible assets, net	$160,231	$175,587

Amortization expense related to intangible assets included in depreciation and amortization was $4,983 and $8,902 for the three and six months ended June 30, 2013, respectively. Amortization for lease contracts rights was $2,633 and $5,824 for the three and six months ended June 30, 2013, respectively, and is included in cost of parking services of lease contracts. There was no amortization for lease contracts included in cost of parking services for lease contracts for the three and six months ended June 30, 2012.

9. Goodwill

Goodwill is assigned to reporting units based upon the specific region where the assets are acquired and associated goodwill resided.

The following table reflects the changes in the carrying amounts of goodwill by reportable segment for the six months ended June 30, 2013 (unaudited):

	Region One	Region Two	Region Three	Region Four	Region Five	Total
Balance as of December 31, 2012	$191,941	$31,840	$65,770	$62,052	$83,519	$435,122
Contingent payments related to acquisitions	—		—	—	—	—
Adjustment to purchase price allocation (1)	(312)	(103)	(111)	(145)	(295)	(966)
Foreign currency translation			(279)			(279)
Balance as of June 30, 2013	$191,629	$31,737	$65,380	$61,907	$83,224	$433,877

(1)   Primarily related to fair value adjustments on accounts receivable.

10. Long-Term Receivables, Net

	June 30, 2013	December 31, 2012
	(Unaudited)
Deficiency payments:
Balance at beginning of year	$14,598	$13,407
Deficiency payments made	403	1,658
Deficiency repayment received	(760)	(467)
Balance at end of period	14,241	14,598
Other Bradley related, net	3,203	3,203
Valuation allowance	(2,484)	(2,484)
Total Bradley receivable	14,960	15,317
Other long-term receivables	29	29
Total long-term receivables	$14,989	$15,346

Agreement

We entered into a 25-year agreement (the “Bradley Agreement”) with the State of Connecticut that expires on April 6, 2025, under which we operate the surface parking and 3,500 garage parking spaces at Bradley International Airport (“Bradley”) located in the Hartford, Connecticut metropolitan area. The Company manages the facility for which it is expected to receive a management fee.

The parking garage was financed on April 6, 2000 through the issuance of $53,800 of State of Connecticut (“State”) special facility revenue bonds, representing $47,700 non-taxable Series A bonds and a separate taxable issuance of $6,100 Series B bonds. The Series B bonds were retired on July 1, 2006 according to the terms of the indenture. The Bradley Agreement provides that we deposit with a trustee for the bondholders all gross revenues collected from operations of the surface and garage parking, and from these gross revenues, the trustee pays debt service on the special facility revenue bonds outstanding, operating and capital maintenance expenses of the surface and garage parking facilities excluding our management fee discussed below, and specific annual guaranteed minimum payments to the State. Principal and interest on the Bradley special facility revenue bonds increase from approximately $3,600 in lease year 2002 to approximately $4,500 in lease year 2025. Annual guaranteed minimum payments to the State will increase from approximately $8,300 in lease year 2002 to approximately $13,200 in lease year 2024. The annual minimum guaranteed payment to the State by the trustee for the three and six months ended June 30, 2013 and 2012 was $5,241 and $5,134, respectively.

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

In the six months ended June 30, 2013, we received deficiency repayments (net of deficiency payments made) of $357. In addition, we received $60 of interest income related to deficiency repayments from the trustee. In the six months ended June 30, 2012, we made deficiency payments (net of repayments received) of $917 and received $85 for interest income related to deficiency repayments from the trustee. There was no receivable from the trustee for interest and premium income related to deficiency repayments as of June 30, 2013 and 2012.

The deficiency payments, if any, are recorded as a receivable by us for which we are reimbursed from time to time as provided in the trust agreement. As of June 30, 2013 and December 31, 2012, we have a receivable of $14,241 and $14,598, respectively, comprised of cumulative deficiency payments to the trustee, net of reimbursements. We believe these advances to be fully recoverable as the Construction, Financing and Operating Special Facility Lease Agreement, which governs reimbursement of Guarantor Payments, places no time restriction on the Company’s right to reimbursement and therefore have not recorded a valuation allowance. We do not guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.

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

Cumulative management fees of $6,300 have not been recognized as of June 30, 2013, and no management fee income was recognized during the six months ended June 30, 2013 and 2012.

11. Borrowing Arrangements

Long-term borrowings, in order of preference, consist of:

		Amount Outstanding
	Maturity Date	June 30, 2013	December 31, 2012
		(Unaudited)
Senior credit facility	October 2, 2017	$304,191	$307,854
Other obligations	Various	2,196	2,620
Total debt		306,387	310,474
Less current portion		21,559	21,752
Total long-term debt		$284,828	$288,722

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

The entire amount of the term loan portion of the Senior Credit Facility was drawn by the Company on the Closing Date and is subject to scheduled quarterly payments of principal based on the following annualized amounts: (i) $22,500 in the first year, (ii) $22,500 in the second year, (iii) $30,000 in the third year, (iv) $30,000 in the fourth year and (v) $37,500 in the fifth year. The Company also borrowed $72,800 under the revolving credit facility on the Closing Date. The proceeds from these borrowings were used by the Company to repay outstanding indebtedness of the Company and Central, and will also be used to pay costs and expenses related to the Central Merger and the related financing and fund ongoing working capital and other general corporate purposes. At June 30, 2013, the Company had $304,191 outstanding on the Senior Credit Facility.

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

We are in compliance with all of our covenants as of June 30, 2013.

The weighted average interest rate on our Senior Credit Facility at June 30, 2013 and December 31, 2012 was 3.6% and 3.7%, respectively. The rate includes all outstanding LIBOR contracts, cash flow hedge effectiveness effect and letters of credit. The weighted average interest rate on outstanding borrowings, not including letters of credit, was 3.8% and 3.9% at June 30, 2013 and December 31, 2012, respectively.

At June 30, 2013, we had $59,272 of letters of credit outstanding under the Senior Credit Facility, borrowings against the Senior Credit Facility aggregated $304,191, and we had $60,396 available under the Senior Credit Facility.

The Company acquired Subordinated Convertible Debentures (“Convertible Debentures”) that prior to the acquisition of Central, were convertible at the option of the holder thereof into shares of Central common stock. As a result of the acquisition, the subordinated debenture holders no longer have the right to convert the Convertible Debentures to common stock of the Company, but do have the right to redeem the Convertible Debentures for $19.18 cash per share upon their stated maturity (April 1, 2028) or upon acceleration or earlier repayment of the Convertible Debentures. There were no redemptions during the six months ended June 30, 2013. Approximately 65,308 Convertible Debentures or $1,254 (redemption value) remain outstanding at June 30, 2013.

The remaining $942 of other obligations at June 30, 2013 relates to various financing arrangements.

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

Our business is managed based on regions administered by executive vice presidents. The following is summary of revenues (excluding reimbursed management contract revenue) and gross profit by regions for the three and six months ended June 30, 2013 and 2012 with information related to prior periods recast to conform to the current regional alignment (unaudited):

	For the three months ended				For the six months ended
	June 30, 2013	Gross Margin %	June 30, 2012	Gross Margin %	June 30, 2013	Gross Margin %	June 30, 2012	Gross Margin %
Revenues(a):
Region One
Lease contracts(b)	$76,252		$18,327		$151,292		$35,469
Management contracts	26,466		12,718		52,357		24,727
Total Region One	102,718		31,045		203,649		60,196
Region Two
Lease contracts	1,031		—		2,357		—
Management contracts	5,742		1,044		15,963		8,146
Total Region Two	6,773		1,044		18,320		8,146
Region Three
Lease contracts	12,614		5,882		24,903		11,299
Management contracts	18,537		13,585		36,513		27,065
Total Region Three	31,151		19,467		61,416		38,364
Region Four
Lease contracts	11,208		10,702		22,473		21,539
Management contracts	24,248		12,213		48,962		24,224
Total Region Four	35,456		22,915		71,435		45,763
Region Five
Lease contracts	22,227		7,503		45,494		11,651
Management contracts	8,805		4,526		17,884		7,593
Total Region Five	31,032		12,029		63,378		19,244
Other
Lease contracts	(100)		—		(151)		—
Management contracts	4,861		286		4,375		581
Total Other	4,761		286		4,224		581
Reimbursed management contract revenue	158,402		104,160		317,879		208,097
Total revenues	370,293		$190,946		740,301		$380,391
Gross Profit
Region One
Lease contracts	5,270	7%	1,269	7%	10,424	7%	1,878	5%
Management contracts	11,711	44%	7,107	56%	22,959	44%	13,412	54%
Total Region One	16,981		8,376		33,383		15,290
Region Two
Lease contracts	63	6%	—	0%	329	14%	—	0%
Management contracts	1,918	33%	273	26%	4,199	26%	1,470	18%
Total Region Two	1,981		273		4,528		1,470
Region Three
Lease contracts	1,144	9%	555	9%	1,925	8%	1,001	9%
Management contracts	6,993	38%	5,764	42%	13,678	37%	11,260	42%
Total Region Three	8,137		6,319		15,603	8%	12,261
Region Four
Lease contracts	1,098	10%	809	8%	1,849	8%	1,568	7%
Management contracts	6,351	26%	4,324	35%	12,254	25%	8,285	34%
Total Region Four	7,449		5,133		14,103		9,853
Region Five
Lease contracts	3,937	18%	621	8%	8,605	19%	978	8%
Management contracts	3,391	39%	1,586	35%	7,170	40%	3,035	40%
Total Region Five	7,328		2,207		15,774		4,013
Other
Lease contracts	153	-153%	1,160	100%	170	-113%	1,146	100%
Management contracts	3,643	75%	1,300	454%	2,807	64%	2,363	407%
Total Other	3,796		2,460		2,977		3,509
Total gross profit	45,672		24,768		86,369		46,397
General and administrative expenses	26,869		14,868		54,694		29,913
General and administrative expense percentage of gross profit	59%		60%		63%		64%
Depreciation and amortization	8,074		1,807		15,382		3,535
Operating income	10,729		8,093		16,293		12,949
Other expenses (income):
Interest expense	4,763		1,132		9,770		2,262
Interest income	(188)		(135)		(299)		(205)
	4,575		997		9,471		2,057
Income before income taxes	6,154		7,096		6,822		10,892
Income tax expense	2,049		2,856		2,095		4,384
Net income	4,105		4,240		4,727		6,508
Less: Net income attributable to noncontrolling interest	780		85		1,349		157
Net income attributable to Standard Parking Corporation	$3,325		$4,155		$3,378		$6,351

(a)	Excludes reimbursed management contract revenue.

(b)	The six months ended June 30, 2013 includes a net gain of $2,101 related to the sale of rights associated with certain contracts. There were no similar payments received in 2012.

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

Our CODM does not evaluate segments using discrete asset information.

13. Comprehensive Income

Comprehensive income consists of the following components, net of tax (unaudited):

	For the three months ended		For the six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net income	$4,105	$4,240	$4,727	$6,508
Effective portion of cash flow hedge	1,007	53	1,161	89
Effect of foreign currency translation	(137)	(133)	(272)	(83)
Comprehensive income	4,975	4,160	5,616	6,514
Less: comprehensive income attributable to noncontrolling interest	780	85	1,349	157
Comprehensive income attributable to Standard Parking Corporation	$4,195	$4,075	$4,267	$6,357

14.  Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income consists of the following components, net of tax (unaudited):

	For the six months ended June 30, 2013
	Cash flow hedge	Foreign Currency	Total
Balance at December 31, 2012	$(476)	$95	$(381)
Other comprehensive income before reclassifications	1,161	(272)	889
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income	1,161	(272)	889
Balance at June 30, 2013	$685	$(177)	$508

15. Income Taxes

For the three months ended June 30, 2013, the Company recognized income tax expense of $2,049 on pre-tax earnings of $6,153 compared to $2,856 income tax expense on pre-tax earnings of $7,096 for the three months ended June 30, 2012. For the six months ended June 30, 2013, the Company recognized income tax expense of $2,095 on pre-tax earnings of $6,821 compared to $4,384 income tax expense on pre-tax earnings of $10,892 for the six months ended June 30, 2012. The effective tax rate is approximately 30.7% for the six months ended June 30, 2013 compared to approximately 40.2% for the six months ended June 30, 2012. The effective tax rate for the six months ended June 30, 2013 was decreased to 30.7% from 36.2% for a discrete benefit of approximately $371 for the retroactive extension of the Work Opportunity Tax Credit (“WOTC”) and other similar federal income tax credit programs that were enacted as part of the American Taxpayer Relief Act in January of 2013.

As of June 30, 2013, the Company has not identified any uncertain tax positions that would have a material impact on the Company’s financial position or income tax expense in future periods. The Company recognizes potential interest and penalties related to uncertain tax positions, if any, in income tax expense.

The tax years that remain subject to examination for the Company’s major tax jurisdictions at June 30, 2013 are shown below:

2007 – 2012	United States—federal income tax
2007 – 2012	United States—state and local income tax
2010 – 2013	Canada

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

17. Fair Value Measurement

The Company applies ASC 820 for fair value measurements and disclosures for its financial assets and financial liabilities. The standard requires disclosures about assets and liabilities measured at fair value. As of June 30, 2013, the Company’s financial assets relate to Interest Rate Swaps of $1,142 and the Company’s financial liabilities relate to contingent acquisition consideration payments of $2,874.

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

The significant inputs used to derive the fair value of the amounts due to seller include financial forecasts of future operating results, the probability of reaching the forecast and the associated discount rate. The probability of the contingent consideration ranges from 10% to 95%, with a weighted average discount rate of 11%. The following tables set forth the Company’s financial assets and liabilities measured at fair value on a recurring basis and the basis of measurement at June 30, 2013 and December 31, 2012 (unaudited):

	Total Fair Value Measurement at June 30, 2013	Level 1	Level 2	Level 3
Assets:
Interest Rate Swaps	$1,142	—	1,142	—
Liabilities:		—	—
Contingent acquisition consideration	$(2,874)			(2,874)

	Total Fair Value Measurement at December 31, 2012	Level 1	Level 2	Level 3
Liabilities:
Interest Rate Swaps	$(794)	—	(794)	—
Contingent acquisition consideration	$(3,324)	—	—	(3,324)

The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3, unaudited):

Contingent acquisition consideration
Balance at December 31, 2012	$(3,324)
Contingent earn-out payments-payments made to seller	142
Contingent earn-out payments-change in fair value	308
Balance at June 30, 2013	$(2,874)

For the three and six months ended June 30, 2013 and 2012, the Company recorded adjustments to the original contingent consideration obligation recorded upon the acquisition of Gameday Management Group U.S. and Expert Parking. The adjustments were the result of using revised forecasts and updated fair value measurements that adjusted the Company’s potential earn-out payments related to the purchase of these businesses.

The Company recognized no benefit in the three months ended June 30, 2013 and a benefit of $308 in the six months ended June 30, 2013 which is included in general and administrative expenses in the statement of income due to the change in fair value measurements using level three valuation techniques. For the three and six months ended June 30, 2012, the Company recognized a benefit of $169 and $368, respectively, which is included in general and administrative expenses in the statement of income due to the change in fair value measurements using level three valuation techniques.

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

Explanatory Note

Central Merger

On October 2, 2012, we completed our acquisition (the “Central Merger”) of Central Parking Corporation. Central, together with its affiliates, was a leading provider of parking and related services, which operated parking facilities in 38 states, the District of

Columbia and Puerto Rico and provided ancillary products and services, including parking consulting, shuttle, valet, on-street and parking meter enforcement and billing and collection services. Our consolidated results of operations for the three and six months ended June 30, 2013 include Central’s results of operations for the period. Our consolidated results of operations for the three and six months ended June 30, 2012 do not include any of Central’s results of operations.

Overview

Our Business

We manage parking facilities in urban markets and at airports across the United States and in four Canadian provinces. We do not own any facilities, but instead enter into contractual relationships with property owners or managers.

We operate our clients’ properties through two types of arrangements: management contracts and leases. Under a management contract, we typically receive a base monthly fee for managing the facility, and we may also receive an incentive fee based on the achievement of facility performance objectives. We also receive fees for ancillary services. Typically, all of the underlying revenue and expenses under a standard management contract flow through to our clients rather than to us. However, some management contracts, which are referred to as “reverse” management contracts, usually provide for larger management fees and require us to pay various costs. Under lease arrangements, we generally pay to the property owner either a fixed annual rent, a percentage of gross customer collections or a combination thereof. We collect all revenue under lease arrangements and we are responsible for most operating expenses, but we are typically not responsible for major maintenance, capital expenditures or real estate taxes. Margins for lease contracts vary significantly, not only due to operating performance, but also due to variability of parking rates in different cities and varying space utilization by parking facility type and location. As of June 30, 2013, we operated approximately 80% of our locations under management contracts and approximately 20% of our locations under leases. For the six months ended June 30, 2013, we derived approximately 73% of our gross profit under management contracts and approximately 27% of our gross profit under leases.

In evaluating our financial condition and operating performance, management’s primary focus is on our gross profit, total general and administrative expenses and general and administrative expenses as a percentage of our gross profit. Although the underlying economics to us of management contracts and leases are similar, the manner in which we are required to account for them differs. Revenue from leases includes all gross customer collections derived from our leased locations (net of parking tax), whereas revenue from management contracts only includes our contractually agreed upon management fees and amounts attributable to ancillary services. Gross customer collections at facilities under management contracts, therefore, are not included in our revenue. Accordingly, while a change in the proportion of our operating agreements that are structured as leases versus management contracts may cause significant fluctuations in reported revenue and expense of parking services, that change will not artificially affect our gross profit. For example, as of June 30, 2013, we operated approximately 80% of our locations under management contracts, and for the six months ended June 30, 2013 we derived approximately 73% of our gross profit under management contracts. Only approximately 42% of total revenue (excluding reimbursed management contract revenue), however, was from management contracts because under those contracts the revenue collected from parking customers belongs to our clients. Therefore, gross profit and total general and administrative expenses, rather than revenue, are management’s primary focus.

General Business Trends

We believe that sophisticated commercial real estate developers and property managers and owners recognize the opportunity for parking and related services to be a profit generator rather than a cost center. Often, the parking experience makes both the first and the last impressions on their properties’ tenants and visitors. By outsourcing these services, they are able to capture additional profit by leveraging the unique operational skills and controls that an experienced parking management company can offer. Our ability to consistently deliver a uniformly high level of parking and related services and maximize the profit to our clients improves our ability to win contracts and retain existing locations. Our location retention, excluding Central, rate for the twelve-month period ended June 30, 2013 was approximately 88%, compared to approximately 90% for the twelve-month period ended June 30, 2012, which also reflects our decision not to renew, or to terminate, unprofitable contracts and divestitures required to be made by the Department of Justice in connection with the Central Merger.

Excluding Central, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012, average gross profit per location increased to $21.9 thousand in 2013 compared to $21.5 thousand in 2012 primarily due to an increase in same location gross profit, as well as gross profit from new business in excess of contract expirations.

Summary of Operating Facilities

We focus our operations in core markets where a concentration of locations improves customer service levels and operating margins. The following table reflects our facilities operated at the end of the periods indicated:

	June 30, 2013	December 31, 2012	June 30, 2012
Managed facilities	3,473	3,325	1,971
Leased facilities	873	939	187
Total facilities	4,346	4,264	2,158

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

Our business is managed based on regions administered by executive vice presidents. The following is a summary of revenues (excluding reimbursed management contract revenue) and gross profit by regions for the three and six months ended June 30, 2013 and 2012 with information related to prior periods recast to conform to the current regional alignment:

As noted previously, the financial results for the three and six months ended June 30, 2012 do not include any of Central’s results of operations for the period due to the timing of the closing of the Central Merger on October 2, 2012.  The financial results for the three and six months ended June 30, 2013 include Central’s results of operations for the periods.  To help understand the operating results for these quarters, the term “Central Operations” refers to the results of Central on a stand-alone basis for the period from January 1, 2013 to June 30, 2013 and the term “Standard Operations” refers to the results of Standard on a stand-alone basis and not inclusive of results from the acquired operations of Central for the three and six months ended June 30, 2013.

Three Months ended June 30, 2013 Compared to Three Months ended June 30, 2012

Segment revenue information is summarized as follows (unaudited):

	Three Months Ended June 30,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	Amount	%
	(In millions)
Lease contract revenue:
New location	$1.3	$—	$—	$—	$0.2	$0.1	$0.2	$—	$0.1	$0.1	$—	$—	$1.9	$0.2	$1.7	850.0%
Contract expirations	—	0.8	—	—	—	0.1	—	0.2	—	0.8	—	—	—	1.8	(1.8)	(100.0)%
Same location	19.4	17.4	—	—	5.9	5.7	11.0	10.3	7.1	6.7	—	—	43.4	40.1	3.3	8.3%
Conversions	0.1	0.1	—	—	—	—	—	0.2	—	—	—	—	0.1	0.3	(0.2)	(66.7)%
Acquisitions	55.4	—	1.0	—	6.5	—	—	—	15.0	—	(0.1)	—	77.8	—	77.8	100%
Total lease contract revenue	$76.3	$18.3	$1.0	$—	$12.6	$5.9	$11.2	$10.7	$22.2	$7.6	$(0.1)	$—	$123.2	$42.4	$80.8	190.6%
Management contract revenue:
New location	$1.7	$0.1	$0.1	$0.2	$1.2	$0.1	$0.8	$—	$0.4	$—	$—	$—	$4.2	$0.4	$3.8	950.0%
Contract expirations	0.3	1.4	—	0.2	0.1	2.0	—	0.5	—	0.3	—	—	0.4	4.4	(4.0)	(90.9)%
Same location	11.8	11.3	0.6	0.7	11.7	11.5	11.5	11.7	3.4	4.3	2.4	0.3	41.4	39.6	1.8	4.5%
Conversions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—%
Acquisitions	12.6	—	5.1	—	5.6	—	11.9	—	4.9	—	2.5	—	42.6	—	42.6	100.0%
Total management contract revenue	$26.4	$12.8	$5.8	$1.1	$18.6	$13.6	$24.2	$12.2	$8.7	$4.6	$4.9	$0.3	$88.6	$44.4	$44.2	99.5%

Parking services revenue—lease contracts.  Lease contract revenue increased $80.8 million, or 190.6%, to $123.2 million for the three months ended June 30, 2013, compared to $42.4 million for the three months ended June 30, 2012. The increase in lease contract revenue consisted of an increase from the Standard Operations of $3.0 million, or 7.1%, and $77.8 million from the Central Operations. The increase resulted primarily from increases in revenue from new locations and acquisitions, partially offset by decreases in revenue from contract expirations and fewer locations that converted from management contracts during the current year. Same location revenue for those facilities, which as of June 30, 2013 are the comparative periods for the two years presented, increased 82%. The increase in same location revenue was due to increases in short-term parking revenue of $2.4 million, or 8.9%, and increases in monthly parking revenue of $0.9 million, or 7.1%. Revenue associated with contract expirations relates to contracts that expired during the current period.

Parking services revenue—management contracts.  Management contract revenue increased $44.2 million, or 99.5%, to $88.6 million for the three months ended June 30, 2013, compared to $44.4 million for the three months ended June 30, 2012. The increase in management contracts revenue consisted of an increase from the Central Operations of $42.6 million, and an increase in revenue from the Standard Operations of $1.6 million, or 3.6%. The increase resulted primarily from increases in revenue from new locations, which was offset by contract expirations. Same location revenue for those facilities, which as of June 30, 2013 are the comparative periods for the two years presented, increased 4.5%, primarily due to increased fees from reverse management locations and ancillary services.

Reimbursed management contract revenue. Reimbursed management contract revenue increased $54.2 million, or 52.1%, to $158.4 million for the three months ended June 30, 2013, compared to $104.2 million for the three months ended June 30, 2012. This increase resulted from additional reimbursements for costs incurred on behalf of owners, and the additional reimbursements related to Central Operations.

Lease contract revenue increased primarily due to new locations and same locations in regions one, three, four and five, combined with acquisitions in regions one and five. This was partially offset by decreases in contract expirations in regions one and five. Same location revenue increases for the aforementioned regions were primarily due to increases in short-term and monthly parking revenue.

Management contract revenue increased primarily due to new locations and acquisitions in all five operating regions, combined with same location revenue in regions one, three and other. This was partially offset by contract expirations in all five operating regions, same locations in regions one, three and acquisitions in other. The increase in same location revenue were primarily due to an increase in fees from reverse management locations and ancillary services. For comparability purposes, revenue associated with contract expirations relate to the contracts that expired during the current period.

Segment cost of parking services information is summarized as follows (unaudited):

	Three Months Ended June 30,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	Amount	%
	(In millions)
Cost of parking services lease contracts:
New location	$1.0	$—	$—	$—	$0.2	$0.1	$0.2	$—	$0.1	$0.1	$—	$—	$1.5	$0.2	$1.3	650.0%
Contract expirations	—	0.7	—	—	—	0.1	—	0.1	—	0.7	—	—	—	1.6	(1.6)	(100.0)%
Same location	18.5	16.3	—	—	5.5	5.1	10.2	9.6	6.6	6.1	(0.8)	(1.2)	40.0	35.9	4.1	11.4%
Conversions	0.1	0.1	—	—	—	—	—	0.2	—	—	—	—	0.1	0.3	(0.2)	(66.7)%
Acquisitions	51.4	—	1.0	—	5.8	—	(0.3)	—	11.6	—	0.5	—	70.0	—	70.0	100.0%
Total cost of parking services lease contracts	$71.0	$17.1	$1.0	$—	$11.5	$5.3	$10.1	$9.9	$18.3	$6.9	$(0.3)	$(1.2)	$111.6	$38.0	$73.6	193.6%
Cost of parking services management contracts:
New location	$1.1	$—	$—	$0.2	$0.6	$—	$0.4	$—	$0.3	$—	$—	$—	$2.4	$0.2	$2.2	1,100%
Contract expirations	0.2	0.5	—	0.1	0.1	1.3	—	0.4	—	0.1	—	—	0.3	2.4	(2.1)	87.5%
Same location	5.0	5.1	0.4	0.5	6.7	6.5	7.7	7.5	2.2	2.8	(1.3)	(1.0)	20.7	21.4	(0.6)	(3.3)%
Conversions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—%
Acquisitions	8.5	—	3.4	—	4.1	—	9.8	—	2.9	—	2.5	—	31.2	—	31.2	100.0%
Total cost of parking services management contracts	$14.8	$5.6	$3.8	$0.8	$11.5	$7.8	$17.9	$7.9	$5.4	$2.9	$1.2	$(1.0)	$54.6	$24.0	$30.6	127.5%

Cost of parking services—lease contracts.  Cost of parking services for lease contracts increased $73.6 million, or 193.6%, to $111.6 million for the three months ended June 30, 2013, compared to $38.0 million for the three months ended June 30, 2012. The increase in cost of parking services for lease contracts consisted of an increase from the Standard Operations of $3.6 million, or 9.5%, and $70.0 million from the Central Operations. The increase resulted primarily from increases in costs from new locations and acquisitions, which was partially offset by decreases in contract expirations and fewer locations that converted from management contracts during the current year. Same location costs for those facilities, which as of June 30, 2013 are the comparative for the two years presented, increased 11.4%. Same location costs increased $4.1 million due to rent expense, primarily as a result of contingent rental payments on the increase in revenue for same locations, payroll and payroll related costs of $0.8 and $24.0, $0.8 million related to other operating costs.

Cost of parking services—management contracts.  Cost of parking services for management contracts increased $30.6 million, or 127.5%, to $54.6 million for the three months ended June 30, 2013, compared to $24.0 million for the three months ended June 30, 2012. The increase in cost of parking services for management contracts consisted of a decrease from the Standard Operations of $0.5 million, or 2.1%, and an increase of $31.2 million from the Central Operations. The decrease resulted from decreases in costs related to contract expirations, improvement in same location costs offset by acquisitions. Same location costs for those facilities, which as of June 30, 2013 are the comparative for the two years presented, decreased 3.3%.  Same location decrease in operating expenses for management contracts primarily resulted from decreases in costs associated with reverse management contracts and the cost of providing management services. Same location cost also includes a favorable change in net insurance loss experience reserve estimates relating to prior years of $1.2 million.

Reimbursed management contract expense. Reimbursed management contract expense increased $54.2 million, or 52.1%, to $158.4 million for the three months ended June 30, 2013, compared to $104.2 million for the three months ended June 30, 2012. This increase resulted from additional reimbursements for costs incurred on behalf of owners, and the additional reimbursements related to Central Operations.

Cost of parking services for lease contracts increased primarily due to new locations in regions one, three, four and five, combined with same locations in regions one, three, four, five and other, acquisitions in regions one, two, three and five and conversions in region one, which was partially offset by contract expirations in regions one, three, four and five, conversions in region four and acquisitions in other. Same location cost increased primarily due to increases in contingent rent payments on the increase in revenue, payroll and payroll related costs, other operating costs, offset by a favorable health insurance dividend related to prior years. The other region amounts in same location primarily represent a reduced health insurance dividend related to prior years and costs that are not specifically identifiable to a region.

Cost of parking services for management contracts increased due to new locations in regions one, three, four and five and acquisitions in all five operating regions, offset by decreases in same locations in region five and decreases due to contract expirations in all five operating regions. Same location cost decrease primarily resulted from decreases in costs associated with reverse management contracts and the cost of providing management services. The other region amounts in same location primarily represent prior year insurance reserve adjustments and costs that are not specifically identifiable to a region.

Segment gross profit/gross profit percentage information is summarized as follows (unaudited):

	Three Months Ended June 30,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	Amount	%
	(In millions)
Gross profit lease contracts:
New location	$0.3	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$0.4	$—	$0.4	100.0%
Contract expirations	—	—	0.1	—	—	—	—	—	—	0.1	—	—	—	0.1	(0.1)	(100.0)%
Same location	0.9	1.2	—	—	0.4	0.5	0.8	0.8	0.5	0.5	0.8	1.2	3.4	4.2	(0.8)	(19.0)%
Conversions	—	—	—	—	—	—	—	—	—	—	—	—	—	0.1	(0.1)	(100.0)%
Acquisitions	4.0	—	0.1	—	0.7	—	0.3	—	3.4	—	(0.6)	—	7.8	—	7.8	100.0%
Total gross profit lease contracts	$5.2	$1.2	$0.1	$—	$1.1	$0.5	$1.1	$0.8	$3.9	$0.6	$0.2	$1.2	$11.6	$4.4	$7.2	163.6%

	(Percentages)
Gross profit percentage lease contracts:
New location	23.1	—	—	—	—	—	—	—	—	—	—	—	21.1	—
Contract expirations	—	—	100.0	—	—	—	—	—	—	12.5	—	—	—	5.5
Same location	4.6	6.9	—	—	6.8	8.8	7.8	7.8	7.0	7.5	100.0	100.0	7.8	10.5
Conversions	—	—	—	—	—	—	—	—	—	—	—	—	—	33.3
Acquisitions	7.2	—	10.0	—	10.8	—	100.0	—	22.7	—	600.0	—	10.0	—
Total gross profit percentage	6.8	6.6	10.0	—	8.7	8.5	9.8	7.5	17.6	7.9	(200.0)	100.0	9.4	10.4

	(In millions)
Gross profit management contracts:
New location	$0.6	$0.1	$0.1	$—	$0.5	$0.1	$0.4	$—	$0.1	$—	$—	$—	$1.7	$0.2	$1.5	750%
Contract expirations	0.1	0.8	—	0.1	—	0.7	—	0.2	—	0.1	—	—	—	1.9	(1.9)	(100.0)%
Same location	6.8	6.2	0.1	0.2	5.0	5.0	3.8	4.1	1.2	1.5	3.7	1.3	20.7	18.3	2.4	13.1%
Conversions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—%
Acquisitions	4.2	—	1.7	—	1.5	—	2.1	—	2.1	—	—	—	11.6	—	11.6	100.0%
Total gross profit management contracts	$11.7	$7.1	$1.9	$0.3	$7.0	$5.8	$6.4	$4.3	$3.4	$1.6	$3.7	$1.3	$34.0	$20.4	$13.7	67.2%

	(Percentages)
Gross profit percentage management contracts:
New location	35.3	100.0	100.0	—	41.7	100.0	50.0	—	25.0	—	—	—	44.4	50.0
Contract expirations	33.3	57.1	—	50.0	—	35.0	—	40.0	—	33.3	—	—	—	43.2
Same location	57.6	54.9	33.3	28.6	42.7	43.5	33.0	35.0	35.3	34.9	154.2	433.3	49.6	46.2
Conversions	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Acquisitions	33.3	—	33.3	—	26.8	—	17.6	—	42.8	—	—	—	27.2	—
Total gross profit percentage	44.3	55.5	32.8	27.3	37.6	42.6	26.4	35.2	39.1	34.8	75.5	433.3	38.4	45.9

Gross profit—lease contracts.  Gross profit for lease contracts increased $7.2 million, or 163.6%, to $11.6 million for the three months ended June 30, 2013, compared to $4.4 million for three months ended June 30, 2012. The increase in gross profit for lease contracts consisted of a decrease from the Standard Operations of $0.4 million, or 11.4%, and $7.8 million from the Central Operations. Gross profit percentage for lease contracts decreased to 9.4% for the three months ended June 30, 2013, compared to 10.4% for the three months ended June 30, 2012. Gross profit lease contracts decrease were primarily the result of decreases in same locations and acquisitions, contract expirations and conversions partially offset by new locations. Gross profit lease contracts decreases on same locations were primarily the result of increases in expenses. Gross profit percentage on acquisitions and same locations accounted for most of the decrease on a percentage basis.

Gross profit—management contracts.  Gross profit for management contracts increased $13.7 million, or 67.2%, to $34.0 million for the three months ended June 30, 2013, compared to $20.4 million for the three months ended June 30, 2012. The increase in gross profit for management contracts consisted of an increase from the Standard Operations of $2.1 million, or 10.3%, and an increase of $11.6 million from Central Operations. Gross profit percentage for management contracts decreased to 38.4% for the three months ended June 30, 2013, compared to 45.9% for the three months ended June 30, 2012. Gross profit for management contracts increases were primarily the result of new locations, acquisitions and same locations, offset by decreases in contract expirations. Gross profit management contracts increases on same locations were primarily the result of decreases in costs associated with reverse management contracts and the cost of providing management services, in addition to an increase in revenue. Gross profit percentage on contract expirations and acquisitions accounted for most of the decline on a percentage basis.

Gross profit for lease contracts increased primarily due to new locations in region one and acquisitions in regions one, three, four and five. Partially offsetting, were same locations in regions one, three and other. Gross profit lease contracts on same locations decreased primarily due to increases in operating expenses greater than revenue increases.

Gross profit for management contracts increased primarily due to new locations and acquisitions in all five operating regions and same locations in region one and other.  Partially offsetting, were contract expirations in all five operating regions, same locations in regions two, four and five. Gross profit for management contracts increases on same locations were primarily the result of decreases in costs associated with reverse management contracts and the cost of providing management services. The other region amounts in same location primarily represent prior year insurance reserve adjustments and amounts that are not specifically identifiable to a specific region.

General and administrative expenses. General and administrative expenses increased $12.0 million, or 180.7%, to $26.9 million for the three months ended June 30, 2013, compared to $14.9 million for the three months ended June 30, 2012. This increase was primarily related to integration costs incurred in connection with the Central Merger of $2.4 million, the addition of general and administrative expenses related to Central of $10.4 million, $0.7 million due to the additional RSUs that were granted in the fourth quarter of 2012, payroll and payroll relates expenses of $1.1 million, partially offset by decreases in, professional fees of $1.2 million, and cost savings from process efficiencies of $1.5 million.

Depreciation and amortization. Depreciation and amortization increased $6.3 million, or 346.8%, to $8.1 million as compared to $1.8 million for the three months ended June 30, 2012. This increase is a result of the additional amortization and depreciation for the fair value of acquired tangible and intangible assets from the Central Merger.

Interest expense. Interest expense increased $3.7 million, or 336.4%, to $4.8 million for the three months ended June 30, 2013, as compared to $1.1 million for the three months ended June 30, 2012. This increase resulted primarily from an increase in borrowings and an increase in the borrowing rate on our Senior Credit Facility.

Interest income. Interest income increased $0.1 million, or 100.0%, to $0.2 million for the three months ended June 30, 2013 as compared to $0.1 million for the three months ended June 30, 2012.  This increase resulted primarily from an interest payment received on our Bradley receivable.

Income tax expense Income tax expense decreased $0.8 million, or 27.6%, to $2.1 million for the three months ended June 30, 2013 as compared to $2.9 million for the three months ended June 30, 2012. A decrease in our pre-tax income resulted in a $0.3 million decrease in income tax expense and a decrease in our effective tax rate resulted in a $0.5 million decrease in our tax expense. Our effective tax rate was 33.3% for the three months ended June 30, 2013 and 40.2% for the three months ended June 30, 2012. The effective tax rate for the three months ended June 30, 2013 decreased to 33.3% from 36.2% as a result of a discrete benefit of approximately $371 for the retroactive extension of the Work Opportunity Tax Credit (WOTC) and other similar federal income tax credit programs that were enacted as part of the American Taxpayer Relief Act in January of 2013.

Six Months ended June 30, 2013 Compared to Six Months ended June 30, 2012

Segment revenue information is summarized as follows (unaudited):

	Six Months Ended June 30,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	Amount	%
	(In millions)
Lease contract revenue:
New location	$1.6	$—	$—	$—	$1.8	$0.9	$0.4	$—	$7.3	$3.4	$—	$—	$11.1	$4.3	$6.8	158.1%
Contract expirations	0.2	2.0	—	—	0.1	0.4	—	0.3	—	1.4	—	—	0.3	4.0	(3.7)	(92.5)%
Same location	37.3	33.3	—	—	10.3	10.0	22.1	20.7	7.4	6.9	—	—	77.1	71.0	6.1	8.6%
Conversions	0.2	0.2	—	—	—	—	—	0.5	—	—	—	—	0.2	0.7	(0.5)	(71.4)%
Acquisitions	112.0	—	2.4	—	12.7	—	—	—	30.8	—	(0.2)	—	157.7	—	157.7	100.0%
Total lease contract revenue	$151.3	$35.5	$2.4	$—	$24.9	$11.3	$22.5	$21.5	$45.5	$11.7	$(0.2)	$—	$246.4	$80.0	$166.4	208.0%
Management contract revenue:
New location	$3.0	$0.2	$0.1	$0.2	$2.0	$0.3	$2.0	$0.2	$0.9	$0.1	$—	$—	8.0	$1.0	$7.0	700.0%
Contract expirations	0.6	3.2	—	0.5	0.9	4.7	0.1	1.1	0.1	0.6	—	—	1.6	10.1	(8.5)	84.2%
Same location	23.1	21.3	5.4	7.4	22.5	22.1	22.5	22.9	6.0	6.9	2.5	0.6	82.0	81.2	0.8	1.0%
	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—%
Acquisitions	25.7	—	10.5	—	11.1	—	24.4	—	10.9	—	1.9	—	84.5	—	84.5	100.0%
Total management contract revenue	$52.4	$24.7	$16.0	$8.1	$36.5	$27.1	$49.0	$24.2	$17.9	$7.6	$4.4	$0.6	176.1	$92.3	$83.8	90.8%

Parking services revenue—lease contracts.  Lease contract revenue increased $166.4 million, or 208.0%, to 246.4 million for the six months ended June 30, 2013, compared to $80.0 million for the six months ended June 30, 2012. The increase of $166.4 million in lease contract revenue consisted of an increase from the Standard Operations of $8.7 million, or 5.2%, and $157.7 million from the Central Operations. The increase resulted primarily from increases in revenue from new locations and acquisitions, partially offset by decreases in revenue from contract expirations and fewer locations that converted from management contracts during the current year. Same location revenue for those facilities, which as of June 30, 2013 are the comparative periods for the two years presented, increased 8.6%. The increase in same location revenue was due to increases in transient parking revenue of $3.8 million, or 43.7%, and increases in monthly parking revenue of $1.5 million, or 17.2%. Revenue associated with contract expirations relates to contracts that expired during the current period. Acquisition revenue also includes a $2.1 million net benefit that resulted from the sale of contract rights.

Parking services revenue—management contracts.  Management contract revenue increased $83.8 million, or 90.8%, to $176.1 million for the six months ended June 30, 2013, compared to $92.3 million for the six months ended June 30, 2012. The increase in management contract revenue consisted of an increase from the Central Operations of $84.5 million, partially offset by the decrease in revenue from the Standard Operations of $0.7 million, or 0.8%. The increase resulted primarily from increases in revenue from new locations and acquisitions, which was partially offset by a decrease in contract expirations. Same location revenue for those facilities, which as of June 30, 2013 are the comparative periods for the two years presented, increased 1.0%, primarily due to increased fees from reverse management locations and ancillary services.

Reimbursed management contract revenue. Reimbursed management contract revenue increased $109.8 million, or 52.8%, to $317.9 million for the six months ended June 30, 2013, compared to $208.1 million for the six months ended June 30, 2012. This increase resulted from additional reimbursements for costs incurred on behalf of owners, and the additional reimbursements related to Central.

Lease contract revenue increased primarily due to new locations and same locations in regions one, three, four and five, combined with acquisitions in regions one, two, three and five and conversions in region one. This was partially offset by decreases in contract expirations in regions one, three, four and five and conversions in region four. Same location revenue increases for the aforementioned regions were primarily due to increases in transient and monthly parking revenue.

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

Segment cost of parking services information is summarized as follows (unaudited):

	Six Months Ended June 30,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	Amount	%
	(In millions)
Cost of parking services lease contracts:
New location	$1.5	$—	$—	$—	$1.6	$0.9	$0.4	$—	$6.7	$3.0	$—	$—	$10.2	$3.9	$6.3	161.5%
Contract expirations	0.2	1.9	—	—	0.1	0.3	—	0.3	—	1.2	—	—	0.3	3.7	(3.4)	(91.9)%
Same location	35.5	31.6	—	—	9.7	9.1	20.6	19.3	6.8	6.4	(0.6)	(1.1)	71.9	65.2	6.7	10.3%
Conversions	0.2	0.1	—	—	—	—	—	0.4	—	—	—	—	0.2	0.6	(0.4)	(66.7)%
Acquisitions	103.5	—	2.0	—	11.6	—	(0.4)	—	23.4	—	0.3	—	140.5	—	140.5	100%
Total cost of parking services lease contracts	$140.9	$33.6	$2.0	$—	$23.0	$10.3	$20.6	$20.0	$36.9	$10.6	$(0.3)	$(1.1)	$223.1	$73.4	$149.7	203.9%
Cost of parking services management contracts:
New location	$1.8	$—	$0.3	$0.2	$1.1	$0.1	$1.0	$0.1	$0.7	$0.1	$—	$—	$4.9	$0.5	$4.4	880.0%
Contract expirations	0.4	1.3	—	0.4	0.7	2.7	—	0.7	—	0.3	—	—	1.2	5.4	(4.2)	(77.8)%
Same location	10.3	10.0	4.3	6.1	13.3	13.0	15.3	15.1	3.8	4.2	(0.5)	(1.8)	46.4	46.6	(0.2)	(0.4)%
Conversions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—%
Acquisitions	17.0	—	7.1	—	7.7	—	20.4	—	6.2	—	2.1	—	60.5	—	60.5	100.0%
Total cost of parking services management contracts	$29.5	$11.3	$11.7	$6.7	$22.8	$15.8	$36.7	$15.9	$10.7	$4.6	$1.6	$(1.8)	$113.0	$52.5	$60.5	115.2%

Cost of parking services—lease contracts.  Cost of parking services for lease contracts increased $149.7 million, or 203.9%, to $233.1 million for the six months ended June 30, 2013, compared to $73.4 million for the six months ended June 30, 2012. The increase in cost of parking services for lease contracts consisted of an increase from the Standard Operations of $9.2 million, or 6.1%, and $140.5 million from the Central Operations. The increase resulted primarily from increases in costs from new locations and acquisitions, which was partially offset by decreases in contract expirations and fewer locations that converted from management contracts during the current year. Same location costs for those facilities, which as of June 30, 2013 are the comparative for the two years presented, increased 10.3%. Same location costs increased $6.7 million due to rent expense, primarily as a result of contingent rental payments on the increase in revenue for same locations, payroll and payroll related costs of $0.4 million, $0.7 million related to other operating costs.

Cost of parking services—management contracts.  Cost of parking services for management contracts increased $60.5 million, or 115.2%, to $113.0 million for the six months ended June 30, 2013, compared to $52.5 million for the six months ended June 30, 2012. The increase in cost of parking services for management contracts consisted of an increase from the Central Operations of $60.5 million. Same location costs for those facilities, which as of June 30, 2013 are the comparative for the two years presented, decreased 0.4%. Same location decrease in operating expenses for management contracts primarily resulted from decreases in costs associated with reverse management contracts and the cost of providing management services.

Reimbursed management contract expense. Reimbursed management contract expense increased $109.8 million, or 52.8%, to $317.9 million for the six months ended June 30, 2013, compared to $208.1 million for the six months ended June 30, 2012. This increase resulted from additional reimbursements for costs incurred on behalf of owners, and the additional reimbursements related to Central.

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

Segment gross profit/gross profit percentage information is summarized as follows (unaudited):

	Six Months Ended June 30,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	Amount	%
	(In millions)
Gross profit lease contracts:
New location	$0.1	$—	$—	$—	$0.1	$—	$—	$—	$0.6	$0.4	$—	$—	$0.9	$0.4	$0.5	125.0%
Contract expirations	—	0.1	—	—	—	—	—	—	—	0.1	—	0.1	—	0.3	(0.3)	(100.0)%
Same location	1.8	1.7	—	—	0.7	0.9	1.5	1.5	0.6	0.5	0.6	1.1	5.2	5.8	(0.6)	(10.3)%
Conversions	—	—	—	—	—	—	—	0.1	—	—	—	—	—	0.1	(0.1)	(100.0)%
Acquisitions	8.5	—	0.4	—	1.1	—	0.4	—	7.4	—	(0.5)	—	17.2	—	17.2	100.0%
Total gross profit lease contracts	$10.4	$1.8	$0.3	$—	$1.9	$1.0	$1.9	$1.6	$8.6	$1.1	$0.2	$1.1	$23.3	$6.6	$16.6	251.5%

	(Percentages)
Gross profit percentage lease contracts:
New location	6.25	—	—	—	5.6	—	—	—	8.2	5.1	—	—	8.1	9.3
Contract expirations	—	5.0	—	—	—	—	—	—	—	7.1	—	100.0	—	7.5
Same location	4.8	5.1	—	—	6.8	9.0	6.8	7.2	8.1	7.2	100.0	100.0	6.7	8.2
Conversions	—	—	—	—	—	—	—	20.0	—	—	—	—	—	14.3
Acquisitions	7.6	—	16.7	—	8.7	—	100.0	—	24.0	—	250.0	—	10.9	—
Total gross profit percentage	6.9	5.1	16.7	—	16.8	4.0	8.4	7.4	16.7	8.5	(500.0)	100.0	9.5	8.3

	(In millions)
Gross profit management contracts:
New location	$1.2	$0.2	$(0.2)	$—	$0.9	$0.1	$1.0	$0.1	$0.2	$—	$—	$—	$3.8	$0.5	$3.3	660.0%
Contract expirations	0.2	1.9	—	0.1	0.2	2.0	—	0.4	—	0.3	—	—	0.4	10.8	(10.4)	(96.3)%
Same location	12.8	11.3	1.0	1.4	9.2	9.1	7.2	7.8	2.3	2.7	3.0	2.4	34.9	28.5	6.5	22.5%
Conversions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—%
Acquisitions	8.7	—	3.4	—	3.4	—	4.1	—	4.7	—	(0.2)	—	24.0	—	24.0	100.0%
Total gross profit management contracts	$23.0	$13.4	$4.2	$1.5	$13.7	$11.3	$12.3	$8.3	$7.2	$3.0	$2.8	$2.4	$63.0	$39.7	$23.3	58.6%

	(Percentages)
Gross profit percentage management contracts:
New location	40.0	100.0	(200.0)	—	45.0	33.3	50.0	50.0	22.2	—	—	—	43.7	50.0
Contract expirations	33.3	59.4	—	20.0	20.2	42.6	—	36.4	—	50.0	—	—	25.0	66.7
Same location	55.4	53.1	18.5	18.9	40.9	41.2	32.0	34.1	38.3	39.1	120.0	100.0	42.9	37.9
Conversions	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Acquisitions	25.6	—	32.4	—	30.1	—	16.8	—	43.2	—	(10.5)	—	28.4	—
Total gross profit percentage	43.9	54.3	26.3	18.5	37.5	41.7	25.1	34.3	40.2	39.5	63.6	100.0	35.8	43.0

Gross profit—lease contracts.  Gross profit for lease contracts increased $16.6 million, or 251.5%, to $23.3 million for the six months ended June 30, 2013, compared to $6.6 million for six months ended June 30, 2012. The increase in gross profit for lease contracts consisted of a decrease from the Standard Operations of $0.6 million, or 3.6%, offset by an increase of $12.2 million from the Central Operations. Gross profit percentage for lease contracts increased to 9.5% for the six months ended June 30, 2013, compared to 9.3% for the six months ended June 30, 2012. Gross profit lease contracts increases were primarily the result of new locations, same locations and acquisitions, partially offset by contract expirations and conversions. Gross profit lease contracts increases on same locations were primarily the result of increases in short-term and monthly parking revenue. Gross profit lease contracts on acquisitions includes a $2.1 million net benefit that resulted from the sale of contract rights. Gross profit percentage on acquisitions and new locations accounted for most of the increase on a percentage basis.

Gross profit—management contracts.  Gross profit for management contracts increased $23.3 million, or 58.6%, to $63.0 million for the six months ended June 30, 2013, compared to $39.7 million for the six months ended June 30, 2012. The increase in gross profit for management contracts consisted of a decrease from the Standard Operations of $0.7 million, or 3.0%, and an increase of $24.0 million from Central Operations. Gross profit percentage for management contracts decreased to 35.8% for the six months ended June 30, 2013, compared to 43.0% for the six months ended June 30, 2012. Gross profit for management contracts increases were primarily the result of new locations, acquisitions and conversions, offset by decreases in gross profit from same locations and contract expirations. Gross profit management contracts decreases on same locations were primarily the result of increases in costs associated with reverse management contracts and the cost of providing management services, in addition to a decrease in revenue. Gross profit percentage on same locations and contract expirations accounted for most of the decline on a percentage basis.

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

General and administrative expenses. General and administrative expenses increased $24.8 million, or 82.8%, to $54.7 million for the six months ended June 30, 2013, compared to $29.9 million for the six months ended June 30, 2012. This increase was primarily related to costs incurred in connection with the Central Merger, the addition of general and administrative expenses related to Central Operations of $21.6 million, $5.4 million related to integration costs, $1.5 million due to the additional RSUs that were granted in the fourth quarter of 2012, payroll and payroll relates expenses of $2.4 million, partially offset by, reductions in professional fees of $2.3 million, acquisition earn-out valuation changes of $0.3 million and cost savings from process efficiencies of $3.5 million.

Depreciation and amortization. Depreciation and amortization increased $11.9 million, or 335.1%, to $15.4 million as compared to $3.5 million for the six months ended June 30, 2012. This increase is a result of the additional amortization and depreciation for the fair value of acquired tangible and intangible assets from the Central Merger.

Interest expense. Interest expense increased $7.5 million, or 331.9%, to $9.8 million for the six months ended June 30, 2013, as compared to $2.3 million for the six months ended June 30, 2012. This increase resulted primarily from an increase in borrowings and an increase in the borrowing rate on our Senior Credit Facility.

Interest income. Interest income increased $0.1 million, or 45.9%, to $0.3 million for the six months ended June 30, 2013, as compared to $0.2 million for the six months ended June 30, 2012.  This increase resulted primarily from an increase in interest received related to the Bradley receivable.

Income tax expense Income tax expense decreased $2.3 million, or 52.2%, to $2.1 million for the six months ended June 30, 2013, as compared to $4.4 million for the six months ended June 30, 2012. A decrease in our pre-tax income resulted in a $1.3 million decrease in income tax expense and a decrease in our effective tax rate resulted in a $1.0 million decrease in our tax expense. Our effective tax rate was 30.7% for the six months ended June 30, 2013 and 40.2% for the six months ended June 30, 2012. The effective tax rate for the six months ended June 30, 2013 was favorably decreased to 30.7% from 36.2% as a result of a discrete benefit of approximately $371 for the retroactive extension of the Work Opportunity Tax Credit (WOTC) and other similar federal income tax credit programs that were enacted as part of the American Taxpayer Relief Act in January of 2013.

Liquidity and Capital Resources

Outstanding Indebtedness

On June 30, 2013, we had total indebtedness of approximately $306.4 million, a decrease of $4.1 million from December 31, 2012. The $306.4 million includes:

•             $304.2 million (net of original issue discount of $4.2 million) under our Senior Credit Facility (defined below); and

•             $2.2 million of other debt including capital lease obligations and obligations on seller notes and other indebtedness.

We believe that our cash flow from operations, combined with availability under our Senior Credit Facility, which amounted to $60.4 million at June 30, 2013, will be sufficient to enable us to pay our indebtedness, or to fund other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before their respective maturities. We believe that we will be able to refinance our indebtedness on commercially reasonable terms.

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

The weighted average interest rate on our Senior Credit Facility at June 30, 2013 and December 31, 2012 was 3.6% and 3.7%, respectively. The rate includes all outstanding LIBOR contracts, interest rate swap effect and letters of credit. The weighted average interest rate on outstanding borrowings, not including letters of credit, was 3.8% and 3.9% at June 30, 2013 and December 31, 2012, respectively.

At June 30, 2013, we had $59.3 million of letters of credit outstanding under the Senior Credit Facility, borrowings against the Senior Credit Facility aggregated $304.2 million and we had $60.4 million available under the Senior Credit Facility.

Interest Rate Swap Transactions

We do not enter into derivative instruments for any purpose other than cash flow hedging purposes.

October 25, 2012, the Company entered into Interest Rate Swap transactions (collectively, the “Interest Rate Swaps”) with each of JPMorgan Chase Bank, N.A., Bank of America, N.A. and PNC Bank, N.A. in an initial aggregate Notional Amount of $150.0 million (the “Notional Amount”). The Interest Rate Swaps have an effective date of October 31, 2012 and a termination date of September 30, 2017. The Interest Rate Swaps effectively fix the interest rate on an amount of variable interest rate borrowings under the Credit Agreement, originally equal to the Notional Amount at 0.7525% per annum plus the applicable margin rate for LIBOR loans under the Credit Agreement determined based upon the Company’s consolidated total debt to EBITDA ratio. The Notional Amount is subject to scheduled quarterly amortization that coincides with quarterly prepayments of principal under the Credit Agreement. These Interest Rate Swaps are classified as cash flow hedges, and we calculate the effectiveness of the hedge on a monthly basis. The ineffective portion of the cash flow hedge is recognized in earnings as an increase of interest expense. As of June 30, 2013, no ineffectiveness of the hedge has been recognized. The fair value of the Interest Rate Swaps at June 30, 2013 is $1.1 million and is included in prepaid expenses.

Letters of Credit

At June 30, 2013, we have provided letters of credit totaling $59.2 million to our casualty insurance carriers to collateralize our casualty insurance program.

As of June 30, 2013, we provided $9.1 million in letters of credit to collateralize other obligations.

Deficiency Payments

Pursuant to our obligations with respect to the parking garage operations at Bradley International Airport, we are required to make certain payments for the benefit of the State of Connecticut and for holders of special facility revenue bonds. The deficiency payments represent contingent interest bearing advances to the trustee to cover operating cash flow requirements. The payments, if any, are recorded as a receivable by us for which we are reimbursed from time to time as provided in the trust agreement. As of June 30, 2013, we have a receivable of $14.2 million, comprised of cumulative deficiency payments to the trustee, net of reimbursements. We believe these advances to be fully recoverable and therefore have not recorded a valuation allowance for them. We do not guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.

We received deficiency payments (net of repayments made) of $0.4 million in the six months ended June 30, 2013 compared to making net deficiency payments $0.9 million in the six months ended June 30, 2012.  We did not record or receive any interest or premium income on deficiency repayments in the six months ended June 30, 2013 compared to $0.1 million in the six months ended June 30, 2012.  We received $0.1 million of premium income on deficiency repayments in the six months ended June 30, 2013 compared to no premium income in the six months ended June 30, 2012. There was no receivable from the trustee for interest and premium income related to deficiency repayments as of June 30, 2013 and December 31, 2012.

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

Net Cash Provided by Operating Activities

Our primary sources of funds are cash flows from operating activities and changes in working capital. Net cash provided by operating activities totaled $7.0 million for the first six months of 2013. Cash provided included cash provided from operations of $20.4 million, partially offset by changes in operating assets and liabilities of $13.4 million. The net change in operating assets and liabilities resulted primarily from (i) an increase of $8.3 million in notes and accounts receivable due to timing of customer collections; (ii) a decrease of $8.2 million in accounts payable due primarily to the timing on payments to our clients and new business under management contracts as described under “Daily Cash Collections”; (iii) a decrease of $8.4 million in other liabilities primarily related to the payment of our performance-based compensation accrual paid in the first quarter of 2013 of $3.7 million, $10.4 million in reductions in insurance reserves $3.1 million for payments on divestitures, partially offset by an increase of $4.2 million in accrued rent and $5.3 million in other long-term liabilities primarily due to insurance reserves and an increase in the non-qualified deferred compensation plan; (iv) partially offset by a net decrease in prepaid expenses and other assets of $11.6 million.

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

Net Cash Used in Investing Activities

Net cash used in investing activities totaled $8.2 million in the first six months of 2013. Cash used in investing activities for the first six months of 2013 included capital expenditures of $7.9 million for capital investments needed to secure and/or extend leased facilities and investments in IT projects and cost of contract purchases of $0.3 million.

Net cash used in investing activities totaled $2.1 million in the first six months of 2012. Cash used in investing activities for the first six months of 2012 included capital expenditures of $1.9 million for capital investments needed to secure and/or extend leased facilities and cost of contract purchases of $0.2 million.

Net Cash Used in Financing Activities

Net cash used in financing activities totaled $6.5 million in the first six months of 2013. Cash used in financing activities for 2013 included $0.1 million for earn-out payments on previously acquired businesses, $4.4 million for payments on our Senior Credit Facility, $0.4 million for payments on other long-term borrowings, and $1.6 million for distributions to noncontrolling interest.

Net cash used in financing activities totaled $11.6 million in the first six months of 2012. Cash used in financing activities for 2012 included $1.5 million for earn-out payments on previously acquired businesses, $0.3 million for payments on capital leases, $0.1 million for payments on long-term borrowings, $10.0 million for payments on our, $0.1 million for distributions to noncontrolling interest, partially offset by $0.2 million from the exercise of stock options and $0.2 million from the tax benefit related to stock option exercises.

Cash and Cash Equivalents

We had cash and cash equivalents of $20.5 million and $28.5 million at June 30, 2013 and December 31, 2012, respectively. The cash balances reflect our ability to utilize funds deposited into our local accounts and which based upon availability, timing of deposits and the subsequent movement of that cash into our corporate accounts may result in significant changes to our cash balances.

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

October 25, 2012, the Company entered into Interest Rate Swap transactions (collectively, the “Interest Rate Swaps”) with each of JPMorgan Chase Bank, N.A., Bank of America, N.A. and PNC Bank, N.A. in an initial aggregate Notional Amount of $150.0 million (the “Notional Amount”). The Interest Rate Swaps have an effective date of October 31, 2012 and a termination date of September 30, 2017. The Interest Rate Swaps effectively fix the interest rate on an amount of variable interest rate borrowings under the Credit Agreement (“the Credit Agreement”), originally equal to the Notional Amount at 0.7525% per annum plus the applicable margin rate for LIBOR loans under the Credit Agreement determined based upon the Company’s consolidated total debt to EBITDA ratio. The Notional Amount is subject to scheduled quarterly amortization that coincides with quarterly prepayments of principal under the Credit Agreement. These Interest Rate Swaps are classified as cash flow hedges, and we calculate the effectiveness of the hedge on a monthly basis. The ineffective portion of the cash flow hedge is recognized in earnings as an increase of interest expense. As of June 30, 2013, no ineffectiveness of the hedge has been recognized. The fair value of the Interest Rate Swaps at June 30, 2013 is $1.1 million and is included in prepaid expenses.

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

Foreign Currency Risk

Our exposure to foreign exchange risk is minimal. All foreign investments are denominated in U.S. dollars, with the exception of Canada. We had approximately $0.2 million of Canadian dollar denominated cash instruments at June 30, 2013. We had no Canadian dollar denominated debt instruments at June 30, 2013. We do not hold any hedging instruments related to foreign currency transactions. We monitor foreign currency positions and may enter into certain hedging instruments in the future should we determine that exposure to foreign exchange risk has increased.

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

Item 2.      Unregistered Sales of Equity and Use of Proceeds

There were no sales or repurchases of stock in the three months ended June 30, 2013.

Item 6.      Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description

31.1*	Section 302 Certification dated August 9, 2013 for James A. Wilhelm, Director, President and Chief Executive Officer (Principal Executive Officer).

31.2*	Section 302 Certification dated August 9, 2013 for G. Marc Baumann, Chief Financial Officer, Treasurer & President of Urban Operations (Principal Financial Officer).

31.3*	Section 302 Certification dated August 9, 2013 for Daniel R. Meyer, Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer).

32**	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2013.
101.INS **†	XBRL Instance Document
101.SCH**†	XBRL Taxonomy Extension Schema
101.CAL**†	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**†	XBRL Taxonomy Extension Definition Linkbase
101.LAB**†	XBRL Taxonomy Extension Label Linkbase
101.PRE**†	XBRL Taxonomy Extension Presentation Linkbase

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

STANDARD PARKING CORPORATION

Dated: August 9, 2013	By:	/s/ JAMES A. WILHELM
James A. Wilhelm
Director, President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 9, 2013	By:	/s/ G. MARC BAUMANN
G. Marc Baumann
Chief Financial Officer, Treasurer & President of Urban Operations
(Principal Financial Officer)

Dated: August 9, 2013	By:	/s/ DANIEL R. MEYER
Daniel R. Meyer
Senior Vice President,
Corporate Controller and Assistant Treasurer
(Principal Accounting Officer and Duly Authorized Officer)