Form 10-Q
period 2013-09-30
STANDARD PARKING CORP
filed 2013-11-18
CIK 1059262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

Commission file number: 000-50796

STANDARD PARKING CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	16-1171179
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

200 E Randolph Street, Suite 7700

Chicago, Illinois 60601-7702

(Address of Principal Executive Offices, Including Zip Code)

(312) 274-2000

(Registrant’s Telephone Number, Including Area Code)

900 N. Michigan Avenue, Suite 1600

Chicago, Illinois 60611-1542

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

As of November 11, 2013, there were 21,913,346 shares of common stock of the registrant outstanding.

STANDARD PARKING CORPORATION

FORM 10-Q INDEX

Explanatory Note

This Quarterly Report on Form 10-Q of Standard Parking Corporation (the “Company,” “Standard,” “we,” or “us”) for the quarterly period ended September 30, 2013 includes restated consolidated balance sheets as of December 31, 2012, and consolidated statements of income, consolidated statements of comprehensive income and consolidated statements of cash flows for the three and nine months ended September 30, 2012. We will not file an amended Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2012. This restatement is solely to reflect a correction in the manner in which the Company has accounted for deficiency payments under the Company’s agreement with the State of Connecticut (the “State”) under which the Company operates the surface parking and 3,500 garage parking spaces at Bradley International Airport located in the Hartford, Connecticut metropolitan area (the “Bradley Agreement”).  Cumulative deficiency payments under the Bradley Agreement, net of reimbursements, had previously been recorded as a receivable by the Company.

At the time of the Company’s initial accounting for the Bradley Agreement in 2000, the Company’s revenue projections, as well as the projections included in the Bradley Agreement and in the feasibility study prepared by the State’s parking consultant showed that there would be sufficient funds available the State would be able to repay deficiency payments, if any, over the term of the Bradley Agreement.  The Company continues to believe that the State will be able to repay and expects that the State will ultimately repay the deficiency payments made by the Company under the Bradley Agreement.  However, it has now been determined that the recovery of the deficiency payments represents a contingency and, accordingly, (i) the deficiency payments made by the Company under the Bradley Agreement should have been, and should continue to be, recorded as cost of parking services in the reporting periods in which such payments were made, and (ii) the payments to the Company of the principal, interest and premium related to deficiency payments should have been, and should continue to be, recognized as a reduction of cost of parking services in the reporting periods in which such repayments were received.  This approach is different from the Company’s historical practice of reporting such deficiency payments as accounts receivable and interest and premium received as interest income.   The restatement of the Company’s historical consolidated financial statements to reflect its correction in accounting for deficiency payments under the Bradley Agreement is referred to herein as the “Restatement.”

For further information regarding the Restatement, see the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on November 18, 2013 (the “Restatement 8-K”).

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s other filings, as amended, made with the Securities and Exchange Commission subsequent to December 31, 2012, including the Restatement 8-K, the Company’s amended Annual Report on Form 10-K/A for the year ended December 31, 2012, as filed with the SEC on November 18, 2013,  and the Company’s amended Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 31, 2013 and June 30, 2013, also as filed with the SEC on November 18, 2013.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands, except for share and per share data)

	September 30, 2013	December 31, 2012
	(Unaudited)	(Restated) Note 1
ASSETS
Current assets:
Cash and cash equivalents	$22,275	$28,450
Notes and accounts receivable, net	122,353	111,498
Prepaid expenses and supplies	13,873	27,823
Deferred taxes	15,265	15,265
Total current assets	173,766	183,036
Leasehold improvements, equipment, land and construction in progress, net	45,120	40,402
Other assets:
Advances and deposits	7,132	8,540
Intangible assets, net	173,869	197,344
Other assets, net	23,731	22,260
Cost of contracts, net	11,836	14,215
Goodwill	439,382	439,486
	655,950	681,845
Total assets	$874,836	$905,283
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$110,560	$129,034
Accrued and other current liabilities	98,200	109,300
Current portion of unfavorable lease contracts	13,592	17,467
Current portion of long-term debt obligations	21,590	21,837
Total current liabilities	243,942	277,638
Deferred taxes	15,333	19,079
Long-term borrowings, excluding current portion:
Obligations under senior credit facility	286,075	286,727
Other long-term debt obligations	1,872	1,995
	287,947	288,722
Unfavorable lease contracts	66,034	74,758
Other long-term liabilities	63,738	58,086
Stockholders’ equity:
Preferred Stock, par value $0.01 per share; 5,000,000 shares authorized as of September 30, 2013 and December 31, 2012; no shares issued	—	—
Common stock, par value $.001 per share; 50,000,000 shares authorized as of September 30, 2013 and December 31, 2012; 21,906,254 and 21,870,770 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	22	22
Additional paid-in capital	239,767	236,375
Accumulated other comprehensive (loss) income	228	(381)
Accumulated deficit	(42,841)	(49,768)
Total Standard Parking Corporation stockholders’ equity	197,176	186,248
Noncontrolling interest	666	752
Total equity	197,842	187,000
Total liabilities and stockholders’ equity	$874,836	$905,283

Note:             The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See Notes to Condensed Consolidated Interim Financial Statements.

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

($ in thousands, except for share and per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Parking services revenue:
Lease contracts	$122,771	$42,969	$367,088	$122,927
Management contracts	77,681	49,226	256,435	141,562
	200,452	92,195	623,523	264,489
Reimbursed management contract revenue	154,858	100,958	472,737	309,055
Total revenue	355,310	193,153	1,096,260	573,544
Cost of parking services:
Lease contracts	115,696	40,108	339,828	113,495
Management contracts	44,680	30,713	157,250	84,055
	160,376	70,821	497,078	197,550
Reimbursed management contract expense	154,858	100,958	472,737	309,055
Total cost of parking services	315,234	171,779	969,815	506,605
Gross profit:
Lease contracts	7,075	2,861	27,260	9,432
Management contracts	33,001	18,513	99,185	57,507
Total gross profit	40,076	21,374	126,445	66,939
General and administrative expenses	20,494	13,846	75,310	43,759
Depreciation and amortization	7,959	1,723	23,704	5,258
Operating income	11,623	5,805	27,431	17,922
Other expenses (income):
Interest expense	4,818	1,093	14,421	3,355
Interest income	(108)	(61)	(347)	(181)
	4,710	1,032	14,074	3,174
Income before income taxes	6,913	4,773	13,357	14,748
Income tax expense	2,448	2,504	4,359	6,520
Net income	4,465	2,269	8,998	8,228
Less: Net income attributable to noncontrolling interest	721	75	2,070	232
Net income attributable to Standard Parking Corporation	$3,744	$2,194	$6,928	$7,996
Common stock data:
Net income per share:
Basic	$0.17	$0.14	$0.32	$0.51
Diluted	$0.17	$0.14	$0.31	$0.50
Weighted average shares outstanding:
Basic	21,911,574	15,668,129	21,890,861	15,632,817
Diluted	22,285,723	15,928,685	22,226,030	15,883,535

See Notes to Condensed Consolidated Interim Financial Statements.

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net income	$4,465	$2,269	$8,998	$8,228
Other comprehensive (expense) income, before tax	(280)	202	609	208
Comprehensive income	4,185	2,471	9,607	8,436
Less: comprehensive income attributable to noncontrolling interest	721	75	2,070	232
Comprehensive income attributable to Standard Parking Corporation	$3,464	$2,396	$7,537	$8,204

See Notes to Condensed Consolidated Interim Financial Statements.

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands, except for share and per share data, unaudited)

	Nine Months Ended
	September 30, 2013	September 30, 2012
Operating activities:
Net income	$8,998	$8,228
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	22,335	5,215
Net accretion of acquired lease contracts	(2,526)	—
Loss on sale and abandonment of assets	1,431	56
Amortization of debt issuance costs and original issue discount on borrowings	2,105	446
Non-cash stock-based compensation	3,472	1,114
Excess tax benefit related to stock option exercises	—	(221)
Provisions for losses on accounts receivable	232	229
Deferred income taxes	(1,675)	3,021
Net change in operating assets and liabilities	(24,181)	(7,097)
Net cash provided by operating activities	10,191	10,991
Investing activities:
Purchase of leasehold improvements and equipment	(11,529)	(3,114)
Cost of contracts purchased	(365)	(572)
Proceeds from sale of assets	143	15
Capitalized interest	—	(12)
Contingent payments for businesses acquired	(87)	(93)
Net cash used in investing activities	(11,838)	(3,776)
Financing activities:
Proceeds from exercise of stock options	—	154
Earn-out payments made	(142)	(1,525)
Tax benefit related to stock option exercises	—	221
Payments on senior credit facility	(1,525)	(8,200)
Distribution to noncontrolling interest	(2,156)	(202)
Payments on long-term borrowings	(115)	(108)
Payments for debt issuance costs	—	(30)
Payments on capital leases	(350)	(414)
Net cash used in financing activities	(4,288)	(10,104)
Effect of exchange rate changes on cash and cash equivalents	(240)	55
Decrease in cash and cash equivalents	(6,175)	(2,834)
Cash and cash equivalents at beginning of period	28,450	13,220
Cash and cash equivalents at end of period	$22,275	$10,386
Supplemental disclosures:
Cash paid during the period for:
Interest	$12,465	$2,415
Income taxes	1,128	3,179

See Notes to Condensed Consolidated Interim Financial Statements.

STANDARD PARKING CORPORATION

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

($ In thousands except for share and per share data, unaudited)

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

In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the financial position and results of operations have been included. Operating results for the three and nine-month periods ended September 30, 2013 are not necessarily indicative of the results that might be expected for any other interim period or the fiscal year ended December 31, 2013, we revised our previously issued consolidated financial statements to reflect the finalization of purchase accounting related to KCPC Holdings, Inc., a correction in accounting for our contract related to Bradley Airport, as described in Note 10 (the “Bradley Agreement”) and certain other adjustments. The financial statements presented in this report should be read in conjunction with the restated consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K/A filed on November 18, 2013, our Quarterly Report on Form 10-Q/A for March 31, 2013, filed on November 18, 2013, and our Quarterly Report on Form 10-Q/A for June 30, 2013, filed on November 18, 2013.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and Variable Interest Entities (“VIE”) in which the Company is the primary beneficiary. Noncontrolling interest recorded in the consolidated statement of income is the interest in consolidated VIEs not held by the Company. The Company has ownership interests in thirty-eight partnerships, joint ventures or similar arrangements that operate parking facilities. Twenty-nine are VIEs and nine are voting interest model entities where the company’s ownership ranges from 20-50% and it does not control the entities. The Company consolidates those VIEs where it is the primary beneficiary and accounts for voting interest entities that it does not control using the equity method of accounting. The assets and liabilities of the VIEs are not material to the Company’s Consolidated Balance Sheets. All significant intercompany profits, transactions and balances have been eliminated in consolidation.

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

On October 25, 2012, the Company entered into Interest Rate Swap transactions (collectively, the “Interest Rate Swaps”) with each of JPMorgan Chase Bank, N.A. (“JPMorgan Chase Bank”), Bank of America, N.A. (“Bank of America”) and PNC Bank, N.A. in an initial aggregate Notional Amount of $150,000 (the “Notional Amount”). The Interest Rate Swaps have an effective date of October 31, 2012 and a termination date of September 30, 2017. The Interest Rate Swaps effectively fix the interest rate on an amount of variable interest rate borrowings under the Credit Agreement (“the Credit Agreement”), originally equal to the Notional Amount at 0.7525% per annum plus the applicable margin rate for LIBOR loans under the Credit Agreement determined based upon the Company’s consolidated total debt to EBITDA ratio. The Notional Amount is subject to scheduled quarterly amortization that coincides with quarterly prepayments of principal under the Credit Agreement. These Interest Rate Swaps are classified as cash flow hedges, and we calculate the effectiveness of the hedge on a monthly basis. The ineffective portion of the cash flow hedge is recognized in earnings as an increase of interest expense. As of September 30, 2013, no ineffectiveness of the hedge has been recognized. The fair value of the Interest Rate Swaps at September 30, 2013 and December 31, 2012 was an asset of $621 and a liability of $794, respectively, and is included in prepaid expenses at September 30, 2013 and other long-term liabilities at December 31, 2012.

2. Acquisition

On October 2, 2012 (“Closing Date”), we completed our acquisition (the “Central Merger”) of 100% of the outstanding common shares of KCPC Holdings, Inc. (“KCPC”), which was the ultimate parent of Central Parking Corporation (“Central”) for 6,161,332 shares of our common stock and the assumption of $217,675 of Central’s debt net of cash acquired. Additionally, Central’s former stockholders will be entitled to receive cash consideration of $27,000, subject to adjustment, to be paid three years after closing to the extent it is not used to satisfy certain obligations that the Company has been indemnified for, by or from the former Central shareholders. The Company financed the acquisition through additional borrowings under the Senior Credit Facility (defined in Note 11).

Pursuant to the Central Merger agreement, we are entitled to indemnification from the former stockholders of KCPC if and to the extent Central’s combined net debt and the absolute value of Central’s working capital (as determined in accordance with the Merger Agreement) (the “Net Debt Working Capital”) exceeded $285,000 as of September 30, 2012. The Net Debt Working Capital was $300,546 as of September 30, 2012 and, accordingly, the Net Debt Working Capital exceeded $285,000 by $15,546. We have made a formal indemnity claim under the Merger Agreement relating to Net Debt Working Capital.

Central Net Debt Working Capital at September 30, 2012 as defined in the Merger Agreement	$(300,546)
Threshold	285,000
Excess over the threshold	(15,546)
Cash consideration payable in three years	27,000
Cash consideration to be issued	$11,454
Present value of cash consideration at the acquisition date	$8,943

Accordingly, the fair value of the final consideration to acquire all of Central’s outstanding stock at the acquisition date is as follows:

Stock consideration	$140,726
Present value of cash consideration to be issued	8,943
Total consideration transferred	$149,669

The Company incurred certain acquisition and integration related costs associated with the transaction that were expensed as incurred and are reflected in the Condensed Consolidated Statements of Income. The Company recognized $1,893 and $9,210 of these costs in its Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2013 in general and administrative expenses, respectively.

The acquisition has been accounted for using the acquisition method of accounting (in accordance with the provisions of ASC 805, Business Combinations) which requires, among other things, that most assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.

The purchase price has been allocated based on the estimated fair value of net assets acquired and liabilities assumed at the date of the acquisition.  We have previously reported our preliminary purchase price allocation.  We have subsequently finalized the purchase price allocation, which resulted in revision to the previously reported preliminary amounts.  The revisions to the purchase price allocation were applied retrospectively back to the date of the acquisition as reflected in the Company’s restated consolidated financial statements included in our Form 10K-A filed on November 18, 2013.

The following table summarizes the fair values of the assets acquired and liabilities assumed in the acquisition as previously reported based on the preliminary allocation and as finalized:

	Preliminary amounts (a)	Amounts as finalized
Net current liabilities	$(28,041)	$(25,444)
Leasehold improvements, equipment, land and construction in progress, net	24,154	24,781
Identified intangible assets:
Management contracts	81,000	81,000
Favorable lease contracts	51,650	80,235
Trade name / trademarks	14,900	9,100
Existing technology	34,000	34,000
Non-competition agreements	2,600	2,600
Other noncurrent assets	17,748	17,748
Net long-term deferred tax liability	(24,516)	(22,528)
Long-term debt	(237,223)	(237,223)
Unfavorable lease contracts	(69,316)	(101,676)
Other noncurrent liabilities	(19,523)	(19,523)
Net liabilities assumed	(152,567)	(156,930)
Goodwill	302,236	306,599
Total consideration transferred	$149,669	$149,669

(a)   These amounts reflect the reclassification of net long-term deferred tax liabilities of $24,434 from net current liabilities to net long term deferred tax liability

The acquired management contracts are being amortized over a weighted average life of 16 years. The favorable and unfavorable lease contracts are being amortized over their contractual lives which results in a weighted average life of 10 and 7 years, respectively. The trade names and trademarks are being amortized over 4 years. The non-compete agreements are being amortized over 1 year. The existing technology is being amortized over 4.5 years. See Note 8 for further disclosure regarding the amortization of the intangible assets.

Goodwill is calculated as the excess of the consideration transferred over the fair value of net assets acquired. Goodwill is not amortized and is not deductible for tax purposes. Goodwill represents expected synergies with the Company’s existing operations, which include growth of new and existing customers, elimination of corporate overhead redundancies, and logistical improvements.

A single estimate of fair value results from a complex series of the Company’s judgments about future events and uncertainties and relies heavily on estimates and assumptions. The Company’s judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as assets lives, can materially impact the Company’s results of operations.

3. Stock-Based Compensation

We measure share-based compensation expense at the grant date, based on the fair value of the award, and the expense is recognized over the requisite employee service period (the vesting period) for awards expected to vest (considering estimated forfeitures).

The Company has an amended and restated Long-Term Incentive Plan that was adopted in conjunction with our initial public offering. On April 24, 2013, our shareholders approved an amendment to our Long-Term Incentive Plan that increased the maximum number of shares of common stock available for awards under the Long-Term Incentive Plan from 2,175,000 shares to 2,975,000 shares.  The Plan terminates on April 22, 2028. Forfeited and expired options under the Plan become generally available for reissuance. At September 30, 2013, 673,069 shares remained available for award under the Plan.

Stock Options and Grants

We use the Black-Scholes option-pricing model to estimate the fair value of each option grant as of the date of grant. The volatilities are based on the 90-day historical volatility of our common stock as of the grant date. The risk free interest rate is based on zero-coupon U.S. government issues with a remaining term equal to the expected life of the option.

There were no options granted during the nine months ended September 30, 2013 and 2012. The Company recognized no stock-based compensation expense related to stock options for the nine months ended September 30, 2013 and 2012, as all options previously granted were fully vested. As of September 30, 2013, there were no unrecognized compensation costs related to unvested options.

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

During the nine months ended September 30, 2013, 27,000 restricted stock units vested. During the nine months ended September 30, 2012, 146,000 restricted stock units vested, respectively.  No restricted stock units were forfeited.

The Company recognized $1,003 and $3,062 of stock-based compensation expense related to the restricted stock units for the three and nine months ended September 30, 2013, respectively, which is included in general and administrative expenses.  The Company recognized $251 and $869 of stock-based compensation expenses related to restricted stock units for the three and nine months ended September 30, 2012, respectively, which is included in general and administrative expenses.  As of September 30, 2013, there was $6,157 of unrecognized stock-based compensation costs, net of estimated forfeitures, related to the restricted stock units that are expected to be recognized over a weighted average remaining period of approximately 4.0 years.

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

A reconciliation of the weighted average basic common shares outstanding to the weighted average diluted common shares outstanding is as follows (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted average common basic shares outstanding	21,911,574	15,668,129	21,890,861	15,632,817
Effect of dilutive stock options and restricted stock units	374,149	260,556	335,169	250,718
Weighted average common diluted shares outstanding	22,285,723	15,928,685	22,226,030	15,883,535
Net income per share:
Basic	$0.17	$0.14	$0.32	$0.51
Diluted	$0.17	$0.14	$0.31	$0.50

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

6. Leasehold Improvements, Equipment, Construction in Progress and Land, Net

A summary of leasehold improvements, equipment, and construction in progress and related accumulated depreciation and amortization is as follows:

		September 30, 2013
	Ranges of Estimated Useful Life	(Unaudited)	December 31, 2012
Equipment	2 - 5 Years	$29,807	$28,498
Software	3 - 10 Years	17,206	15,031
Vehicles	4 Years	7,860	9,353
Other	10 Years	515	367
Leasehold improvements	Shorter of lease term or economic life up to 10 years	21,445	17,920
Construction in progress		5,680	2,086
		82,513	73,255
Less accumulated depreciation and amortization		(39,692)	(35,152)
		42,821	38,103
Land		2,299	2,299
Leasehold improvements, equipment, land and construction in progress, net		$45,120	$40,402

Depreciation expense was $3,978 and $9,483 for the three and nine months ended September 30, 2013, respectively. Depreciation expense was $1,053 and $3,216 for the three and nine months ended September 30, 2012, respectively. Depreciation includes losses on sale and abandonment of leasehold improvements and equipment of $846 and $1,517 for the three and nine months ended September 30, 2013, respectively.  Depreciation includes losses on sale and abandonment of leasehold improvements and equipment of $12 and 56 for the three and nine months ended September 30, 2012, respectively.

7. Cost of Contracts, Net

Cost of contracts represents the contractual rights associated with providing parking services at a managed or leased facility. Cost consists of capitalized payments made to third parties, amortized over the estimated life of the contracts, including anticipated renewals and terminations.

The balance of cost of contracts is comprised of the following:

	September 30, 2013	December 31, 2012
	(Unaudited)

Cost of contracts	$26,456	$26,599
Accumulated amortization	(14,620)	(12,384)
Cost of contracts, net	$11,836	$14,215

Amortization expense related to cost of contracts was $143 and $1,505 for the three and nine months ended September 30, 2013, respectively. Amortization expense related to cost of contracts was $609 and $1,828 for the three and nine months ended September 30, 2012, respectively. The weighted average useful life is 9.5 years for 2013 and 9.7 years for 2012.

8. Intangible assets, net

The balance of intangible assets is comprised of the following:

	September 30, 2013	December 31, 2012
	(Unaudited)
Covenant not to compete	$3,533	$3,533
Trade names	9,820	9,820
Proprietary know how	34,650	34,650
Lease contract rights	80,235	80,235
Management contract rights	81,000	81,000
Accumulated amortization	(35,369)	(11,894)
Intangible assets, net	$173,869	$197,344

Amortization expense related to intangible assets included in depreciation and amortization was $3,877 and $12,853 for the three and nine months ended September 30, 2013, respectively. Amortization for lease contracts rights was $3,383 and $11,152 for the three and nine months ended September 30, 2013, respectively, and is included in cost of parking services of lease contracts. There was no amortization for lease contracts included in cost of parking services for lease contracts for the three and nine months ended September 30, 2012.

9. Goodwill

Goodwill is assigned to reporting units based upon the specific region where the assets are acquired and associated goodwill resided.

The following table reflects the changes in the carrying amounts of goodwill by reportable segment for the nine months ended September 30, 2013 (unaudited):

	Region One	Region Two	Region Three	Region Four	Region Five	Total
Balance as of December 31, 2012	$193,758	$32,245	$66,181	$62,621	$84,681	$439,486
Contingent payments related to acquisitions	93		—	—	—	93
Foreign currency translation			(197)			(197)
Balance as of September 30, 2013	$193,851	$32,245	$65,984	$62,621	84,681	$439,382

10. Bradley Agreement

We entered into a 25-year agreement with the State of Connecticut that expires on April 6, 2025, under which we operate the surface parking and 3,500 garage parking spaces at Bradley International Airport (“Bradley”) located in the Hartford, Connecticut metropolitan area. The Company manages the facility for which it is expected to receive a contingent management fee.

The parking garage was financed on April 6, 2000 through the issuance of $53,800 of State of Connecticut (“State”) special facility revenue bonds, representing $47,700 non-taxable Series A bonds and a separate taxable issuance of $6,100 Series B bonds. The Series B bonds were retired on July 1, 2006 according to the terms of the indenture. The Bradley Agreement provides that we deposit with a trustee for the bondholders all gross revenues collected from operations of the surface and garage parking, and from these gross revenues, the trustee pays debt service on the special facility revenue bonds outstanding, operating and capital maintenance expenses of the surface and garage parking facilities excluding our management fee discussed below, and specific annual guaranteed minimum payments to the State. Principal and interest on the Bradley special facility revenue bonds increase from approximately $3,600 in contract year 2002 to approximately $4,500 in contract year 2025. Annual guaranteed minimum payments to the State will increase from approximately $8,300 in contract year 2002 to approximately $13,200 in contract year 2024. The annual minimum guaranteed payment to the State by the trustee for the nine months ended September 30, 2013 and 2012 was $7,917 and $7,754, respectively.

All of the cash flow from the parking facilities is pledged to the security of the special facility revenue bonds and is collected and deposited with the bond trustee. Each month the bond trustee makes certain required monthly distributions, which are characterized as “Guaranteed Payments.” To the extent the monthly gross receipts generated by the parking facilities are not sufficient for the trustee to make the required Guaranteed Payments, we are obligated to deliver the deficiency amount to the trustee. Additionally, the Guaranteed Payments are required to be paid before we are reimbursed for deficiency payments or management fees. We record deficiency payments made as additional cost of parking services.

The following is the list of Guaranteed Payments:

•             Garage and surface operating expenses,

•             Principal and interest on the special facility revenue bonds,

•             Trustee expenses,

•             Major maintenance and capital improvement deposits, and

•             State Minimum Guarantee.

However, to the extent there is a cash surplus in any month during the term of the Bradley Agreement, we have the right to be repaid the principal amount of any and all deficiency payments previously made, together with actual interest expenses and a premium, not to exceed 10% of the initial deficiency payment. We calculate and record interest income and premium income along with deficiency principal repayments as a reduction of cost of parking services in the period the associated deficiency payment is received from the trustee.

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

The total deficiency payments we have made, net of reimbursements, as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(Unaudited)
Balance at beginning of year	$14,598	$13,407
Deficiency payments made	742	1,658
Deficiency repayment received	(760)	(467)
Balance at end of period	$14,580	$14,598

In the nine months ended September 30, 2013, we received deficiency repayments (net of deficiency payments made) of $18 along with $60 of interest from the trustee. In the nine months ended September 30, 2012, we made deficiency payments (net of repayments received) of $1,221 and received $85 for interest related to deficiency repayments from the trustee.

We believe these advances to be fully recoverable as the Construction, Financing and Operating Special Facility Lease Agreement, which governs reimbursement of Guarantor Payments, places no time restriction on the Company’s right to reimbursement. The payment of principal, interest and premium will be recorded when received. We do not directly guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.

Compensation

In addition to the recovery of certain general and administrative expenses incurred, the Bradley Agreement provides for an annual management fee payment that is based on three operating profit tiers calculated for each year during the term of the agreement. The management fee is further apportioned 60% to us and 40% to an un-affiliated entity. To the extent that funds are available for the trustee to make a distribution, the annual management fee is paid when sufficient cash is available after the Guaranteed Payments are paid, and after the repayment of all deficiency payments, including accrued interest and premium. However, our right to the management fee accrues each year during the term of the agreement and is paid when sufficient cash is available for the trustee to make a distribution.

The annual management fee is paid after the repayment of all deficiency payments, including accrued interest and premium. Cumulative management fees of approximately $9,000 have not been recognized as of September 30, 2013, and no management fee income was recognized during the nine months ended September 30, 2013 and 2012.

11. Borrowing Arrangements

Long-term borrowings, in order of preference, consist of:

		Amount Outstanding
	Maturity Date	September 30, 2013	December 31, 2012
	(Unaudited)
Senior Credit Facility, net of discount	October 2, 2017	$307,383	$307,939
Other obligations	Various	2,154	2,620
Total debt		309,537	310,559
Less current portion		21,590	21,837
Total long-term debt		$287,947	$288,722

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

The entire amount of the term loan portion of the Senior Credit Facility was drawn by the Company on the Closing Date and is subject to scheduled quarterly payments of principal based on the following annualized amounts: (i) $22,500 in the first year, (ii) $22,500 in the second year, (iii) $30,000 in the third year, (iv) $30,000 in the fourth year and (v) $37,500 in the fifth year. The Company also borrowed $72,800 under the revolving credit facility on the Closing Date. The proceeds from these borrowings were used by the Company to repay outstanding indebtedness of the Company and Central, and will also be used to pay costs and expenses related to the Central Merger and the related financing and fund ongoing working capital and other general corporate purposes. At September 30, 2013, the Company had $307,383 outstanding on the Senior Credit Facility, net of discount.

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

We are in compliance with all of our covenants as of September 30, 2013.

The weighted average interest rate on our Senior Credit Facility at September 30, 2013 and December 31, 2012 was 3.7% and 3.7%, respectively. The rate includes all outstanding LIBOR contracts, cash flow hedge effectiveness effect and letters of credit. The weighted average interest rate on outstanding borrowings, not including letters of credit, was 3.8% and 3.9% at September 30, 2013 and December 31, 2012, respectively.

At September 30, 2013, we had $59,272 of letters of credit outstanding under the Senior Credit Facility, borrowings against the Senior Credit Facility aggregated $307,383 and we had $41,407 available under the Senior Credit Facility.

The Company acquired Subordinated Convertible Debentures (“Convertible Debentures”) that prior to the acquisition of Central, were convertible at the option of the holder thereof into shares of Central common stock. As a result of the acquisition, the subordinated debenture holders no longer have the right to convert the Convertible Debentures to common stock of the Company, but do have the right to redeem the Convertible Debentures for $19.18 cash per share upon their stated maturity (April 1, 2028) or upon acceleration or earlier repayment of the Convertible Debentures. There were no redemptions during the nine months ended September 30, 2013. Approximately 65,375 Convertible Debentures or $1,254 (redemption value) remain outstanding at September 30, 2013.

The remaining $900 of other obligations at September 30, 2013 relates to various financing arrangements.

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

Our business is managed based on regions administered by executive vice presidents. The following is summary of revenues (excluding reimbursed management contract revenue) and gross profit by regions for the three and nine months ended September 30, 2013 and 2012 with information related to prior periods recast to conform to the current regional alignment (unaudited):

	For the three months ended				For the nine months ended
	September 30, 2013	Gross Margin %	September 30, 2012	Gross Margin %	September 30, 2013	Gross Margin %	September 30, 2012	Gross Margin %
Revenues(a):
Region One
Lease contracts	$77,857		$19,544		$227,097		$55,013
Management contracts(b)	22,351		12,537		79,241		37,320
Total Region One	100,208		32,081		306,338		92,333
Region Two
Lease contracts	1,039		—		3,396		—
Management contracts	8,585		7,106		24,362		15,252
Total Region Two	9,624		7,106		27,758		15,252
Region Three
Lease contracts	12,614		5,662		37,517		16,962
Management contracts	16,694		13,362		53,823		40,204
Total Region Three	29,308		19,024		91,340		57,166
Region Four
Lease contracts	10,602		10,491		33,075		32,030
Management contracts	22,850		11,965		72,852		36,148
Total Region Four	33,452		22,456		105,927		68,178
Region Five
Lease contracts	21,635		7,271		67,129		18,922
Management contracts	8,115		3,873		27,452		11,484
Total Region Five	29,750		11,144		94,581		30,406
Other
Lease contracts	(976)		—		(1,127)		—
Management contracts	(915)		384		(1,294)		1,154
Total Other	(1,891)		384		(2,421)		1,154
Reimbursed management contract revenue	154,858		100,958		472,737		309,055
Total revenues	$355,310		$193,153		$1,096,260		$573,544
Gross Profit
Region One
Lease contracts	2,494	3%	1,533	8%	9,124	4%	3,407	6%
Management contracts	8,877	40%	6,913	55%	35,761	45%	20,444	55%
Total Region One	11,371		8,446		44,885		23,851
Region Two
Lease contracts	(10)	(1)%	—	—	447	14%	—	—
Management contracts	3,221	38%	1,408	20%	6,992	29%	2,879	19%
Total Region Two	3,211		1,408		7,439		2,879
Region Three
Lease contracts	1,514	8%	402	7%	3,585	10%	1,404	8%
Management contracts	5,976	22%	5,648	72%	20,010	37%	16,765	42%
Total Region Three	7,490		6,050		23,595		18,169
Region Four
Lease contracts	824	8%	719	7%	2,690	8%	2,355	7%
Management contracts	4,612	20%	3,471	29%	17,584	24%	10,808	30%
Total Region Four	5,436		4,190		20,274		13,163
Region Five
Lease contracts	3,815	18%	334	5%	12,658	19%	1,312	7%
Management contracts	3,337	41%	1,335	34%	11,782	43%	4,369	38%
Total Region Five	7,152		1,669		24,440		5,681
Other
Lease contracts	(1,580)	162%	(63)	(100)%	(1,273)	113%	1,073	100%
Management contracts	6,996	(765)%	(326)	(85)%	7,085	(548)%	2,123	186%
Total Other	5,416		(389)		5,812		3,196
Total gross profit	40,076		21,374		126,445		66,939
General and administrative expenses	20,494		13,846		75,310		43,759
General and administrative expense percentage of gross profit	51%		64%		59%		64%
Depreciation and Amortization	7,959		1,723		23,704		5,258
Operating income	11,623		5,805		27,431		17,922
Other expenses (income):
Interest expense	4,818		1,093		14,421		3,355
Interest income	(108)		(61)		(347)		(181)
	4,710		1,032		14,074		3,174
Income before income taxes	6,913		4,773		13,357		14,748
Income tax expense	2,448		2,504		4,359		6,520
Net income	4,465		2,269		8,998		8,228
Less: Net income attributable to noncontrolling interest	721		75		2,070		232
Net income attributable to Standard Parking Corporation	$3,744		$2,194		$6,928		$7,996

(a)    Excludes reimbursed management contract revenue.

(b)   The nine months ended September 30, 2013 includes a net gain of $2,700 related to the sale of rights associated with certain contracts.  There were no similar payments received in 2012.

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

Region Five encompasses Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, Oklahoma, Puerto Rico, Tennessee, and Texas.

Other consists of ancillary revenue and related costs of parking or gross margin that is not specifically identifiable to a region and insurance reserve adjustments related to prior years.

Our CODM does not evaluate segments using discrete asset information.

13. Comprehensive Income

Comprehensive income consists of the following components, net of tax (unaudited):

	For the three months ended		For the nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net income	$4,465	$2,269	$8,998	$8,228
Effective portion of cash flow hedge	(312)	64	849	153
Effect of foreign currency translation	32	138	(240)	55
Comprehensive income	4,185	2,471	9,607	8,436
Less: comprehensive income attributable to noncontrolling interest	721	75	2,070	232
Comprehensive income attributable to Standard Parking Corporation	$3,464	$2,396	$7,537	$8,204

14.  Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income consists of the following components, net of tax (unaudited):

	For the nine months ended September 30, 2013
	Cash flow hedge	Foreign Currency	Total
Balance at December 31, 2012	$(476)	$95	$(381)
Other comprehensive income before reclassifications	849	(240)	609
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income	849	(240)	609
Balance at September 30, 2013	$373	$(145)	$228

15. Income Taxes

For the three months ended September 30, 2013, the Company recognized income tax expense of $2,448 on pre-tax earnings of $6,913 compared to $2,504 income tax expense on pre-tax earnings of $4,773 for the three months ended September 30, 2012. For the nine months ended September 30, 2013, the Company recognized income tax expense of $4,359 on pre-tax earnings of $13,357 compared to $6,520 income tax expense on pre-tax earnings of $14,748 for the nine months ended September 30, 2012. The effective tax rate was approximately 32.6% for the nine months ended September 30, 2013 compared to approximately 44.2% for the nine months ended September 30, 2012. The effective tax rate for the nine months ended September 30, 2013 was favorably impacted by the discrete benefit of approximately $376 for the retroactive extension of the Work Opportunity Tax Credit (“WOTC”) and other similar federal income tax credit programs that were enacted as part of the American Taxpayer Relief Act in January of 2013 and approximately $214 of favorable 2012 Federal provision to return true-up adjustments. Without these discrete benefits, our effective tax rate would have been 37.1% for the nine months ended September 30, 2013.

As of September 30, 2013, the Company has not identified any uncertain tax positions that would have a material impact on the Company’s financial position or income tax expense in future periods. The Company recognizes potential interest and penalties related to uncertain tax positions, if any, in income tax expense.

The tax years that remain subject to examination for the Company’s major tax jurisdictions at September 30, 2013 are shown below:

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

17. Fair Value Measurement

The Company applies ASC 820 for fair value measurements and disclosures for its financial assets and financial liabilities. The standard requires disclosures about assets and liabilities measured at fair value. As of September 30, 2013, the Company’s financial assets relate to Interest Rate Swaps of $621 and the Company’s financial liabilities relate to contingent acquisition consideration payments of $2,562.

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

The significant inputs used to derive the fair value of the amounts due to seller include financial forecasts of future operating results, the probability of reaching the forecast and the associated discount rate. The probability of the contingent consideration ranges from 10% to 95%, with a weighted average discount rate of 11%. The following tables set forth the Company’s financial assets and liabilities measured at fair value on a recurring basis and the basis of measurement at September 30, 2013 and December 31, 2012 (unaudited):

	Total Fair Value Measurement at September 30, 2013	Level 1	Level 2	Level 3
Assets:
Interest Rate Swaps	$621	—	621	—
Liabilities:		—	—
Contingent acquisition consideration	$(2,562)			(2,562)

	Total Fair Value Measurement at December 31, 2012	Level 1	Level 2	Level 3
Liabilities:
Interest Rate Swaps	$(794)	—	(794)	—
Contingent acquisition consideration	$(3,324)	—	—	(3,324)

The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3, unaudited):

Contingent acquisition consideration
Balance at December 31, 2012	$(3,324)
Contingent earn-out payments-payments made to seller	392
Contingent earn-out payments-change in fair value	370
Balance at September 30, 2013	$(2,562)

For the three and nine months ended September 30, 2013 and 2012, the Company recorded adjustments to the original contingent consideration obligation recorded upon the acquisition of Gameday Management Group U.S. and Expert Parking. The adjustments were the result of using revised forecasts and updated fair value measurements that adjusted the Company’s potential earn-out payments related to the purchase of these businesses.

The Company recognized a benefit of $62 and $370 for the three and nine months ended September 30, 2013, respectively, which is included in general and administrative expenses in the statement of income due to the change in fair value measurements using level three valuation techniques. For the three and nine months ended September 30, 2012, the Company recognized a benefit of $169 and $368, respectively, which is included in general and administrative expenses in the statement of income due to the change in fair value measurements using level three valuation techniques.

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

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and the notes thereto included in our Annual Report on our Form 10-K/A for the year ended December 31, 2012.

Important Information Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, including statements regarding our merger with the parent of Central Parking Corporation (“Central”), and other expectations, beliefs, plans, intentions and strategies of the Company.  We have tried to identify these statements by using words such as “expect,” “anticipate,” “believe, “could,” “should,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” and “will” and similar terms and phrases, but such words, terms and phrases are not the exclusive means of identifying such statements.  These forward-looking statements are made based on management’s expectations and beliefs concerning future events and are subject to uncertainties and factors relating to operations and the business environment, all of which are difficult to predict and many of which are beyond management’s control.  Actual results, performance and achievements could differ materially from those expressed in, or implied by, these forward-looking statements due to a variety of risks, uncertainties and other factors, including, but not limited to, the following: risks relating to the Restatement (including, without limitation the time, costs and expenses associated with the restatement potential inquiries from the SEC and for Nasdaq, the potential material adverse effect on the price of our common stock and possible stockholder lawsuits); our ability to integrate Central into the business of the Company successfully and the amount of time and expense spent and incurred in connection with the integration; the risk that the economic benefits, cost savings and other synergies that we anticipate as a result of the Central Merger (defined below) are not fully realized or take longer to realize than expected; our substantially increased indebtedness incurred in connection with the Central Merger, which may reduce available cash flow, increase vulnerability to adverse economic conditions, and limit flexibility in planning for, or reacting to, changes in or challenges related to our business; unanticipated Central Merger and integration expenses; other losses, or renewals on less favorable terms, of management contracts and leases; adverse litigation judgments or settlements; the economic impact to areas damaged by Hurricane Sandy; changes in general economic and business conditions or demographic trends; the loss of customers, clients or strategic alliances as a result of the Central Merger; the effect on our strategy and operations due to changes to the Board of Directors that occurred upon the completion of the Central Merger; the impact of the divestitures of management contracts and leases required by the agreement entered into by the Company with the Department of Justice in connection with the Central Merger; the impact of public and private regulations; financial difficulties or bankruptcy of major clients; intense competition; insurance losses that are worse than expected or adverse events not covered by insurance; labor disputes; extraordinary events affecting parking at facilities that we manage, including emergency safety measures, military or terrorist attacks, cyber terrorism and natural disasters; the risk that state and municipal government clients sell or enter into long-term leases of parking-related assets to competitors or clients of our competitors; uncertainty in the credit markets; availability, terms and deployment of capital; our ability to obtain performance bonds on acceptable terms; and the impact of Federal health care reform.

For a detailed discussion of factors that could affect our future operating results, please see Part II. Item 1A (Risk Factors) of this Form 10-Q and our other filings with the Securities and Exchange Commission, including the disclosures under “Risk Factors” in those filings.  Except as expressly required by the federal securities laws, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, changed circumstances, future events or for any other reason.

Explanatory Note

The discussion and analysis below gives effect to the Restatement, which is solely to reflect a correction in the manner in which the Company has accounted for deficiency payments under the Bradley Agreement.  Cumulative deficiency payments under the Bradley Agreement, net of reimbursements, had previously been recorded as an accounts receivable by the Company.

At the time of the Company’s initial accounting for the Bradley Agreement in 2000, the Company’s revenue projections as well as there would be sufficient funds available to the projections included in the Bradley Agreement and in the feasibility study prepared by the State’s parking consultant showed that the State would be able to repay deficiency payments, if any, over the term of the Bradley Agreement.  The Company continues to believe that the State will be able to repay and expects that the State will ultimately repay the deficiency payments made by the Company under the Bradley Agreement.  However, it has now been determined that the recovery of the deficiency payments represents a contingency and, accordingly, (i) the deficiency payments made by the Company under the Bradley Agreement should have been, and should continue to be, recorded as cost of parking services in the reporting periods in which such payments were made, and (ii) the repayments to the Company of the principal, interest and premium related to deficiency payments should have been, and should continue to be, recognized as a reduction to the cost of parking services the reporting periods in which such repayments were received. This approach is different from the Company’s historical practice of reporting such deficiency payments as accounts receivable.

On October 2, 2012, we completed our acquisition (the “Central Merger”) of Central Parking Corporation. Central, together with its affiliates, was a leading provider of parking and related services, which operated parking facilities in 38 states, the District of Columbia and Puerto Rico and provided ancillary products and services, including parking consulting, shuttle, valet, on-street and parking meter enforcement and billing and collection services. Our consolidated results of operations for the three and nine months ended September 30, 2013 include Central’s results of operations for the period. Our consolidated results of operations for the three and nine months ended September 30, 2012 do not include any of Central’s results of operations.

During September 2013, the Company finalized the purchase price allocation for the Central Merger.

Overview

Our Business

We manage parking facilities in urban markets and at airports across the United States and in four Canadian provinces. We do not own any facilities, but instead enter into contractual relationships with property owners or managers.

We operate our clients’ properties through two types of arrangements: management contracts and leases. Under a management contract, we typically receive a base monthly fee for managing the facility, and we may also receive an incentive fee based on the achievement of facility performance objectives. We also receive fees for ancillary services. Typically, all of the underlying revenue and expenses under a standard management contract flow through to our clients rather than to us. However, some management contracts, which are referred to as “reverse” management contracts, usually provide for larger management fees and require us to pay various costs. Under lease arrangements, we generally pay to the property owner either a fixed annual rent, a percentage of gross customer collections or a combination thereof. We collect all revenue under lease arrangements and we are responsible for most operating expenses, but we are typically not responsible for major maintenance, capital expenditures or real estate taxes. Margins for lease contracts vary significantly, not only due to operating performance, but also due to variability of parking rates in different cities and varying space utilization by parking facility type and location. As of September 30, 2013, we operated approximately 80% of our locations under management contracts and approximately 20% of our locations under leases. For the nine months ended September 30, 2013, we derived approximately 78% of our gross profit under management contracts and approximately 22% of our gross profit under leases.

In evaluating our financial condition and operating performance, management’s primary focus is on our gross profit, total general and administrative expenses and general and administrative expenses as a percentage of our gross profit. Although the underlying economics to us of management contracts and leases are similar, the manner in which we are required to account for them differs. Revenue from leases includes all gross customer collections derived from our leased locations (net of parking tax), whereas revenue from management contracts only includes our contractually agreed upon management fees and amounts attributable to ancillary services. Gross customer collections at facilities under management contracts, therefore, are not included in our revenue. Accordingly, while a change in the proportion of our operating agreements that are structured as leases versus management contracts may cause significant fluctuations in reported revenue and expense of parking services, that change will not artificially affect our gross profit. For example, as of September 30, 2013, we operated approximately 80% of our locations under management contracts, and for the nine months ended September 30, 2013 we derived approximately 78% of our gross profit under management contracts. Only approximately 41% of total revenue (excluding reimbursed management contract revenue), however, was from management contracts because under those contracts the revenue collected from parking customers belongs to our clients. Therefore, gross profit and total general and administrative expenses, rather than revenue, are management’s primary focus.

General Business Trends

We believe that sophisticated commercial real estate developers and property managers and owners recognize the opportunity for parking and related services to be a profit generator rather than a cost center. Often, the parking experience makes both the first and the last impressions on their properties’ tenants and visitors. By outsourcing these services, they are able to capture additional profit by leveraging the unique operational skills and controls that an experienced parking management company can offer. Our ability to consistently deliver a uniformly high level of parking and related services and maximize the profit to our clients improves our ability to win contracts and retain existing locations. Our location retention, excluding Central, rate for the twelve-month period ended September 30, 2013 was approximately 88%, compared to approximately 90% for the twelve-month period ended September 30, 2012, which also reflects our decision not to renew, or to terminate, unprofitable contracts and divestitures required to be made by the Department of Justice in connection with the Central Merger.

Excluding Central, average gross profit per location for the nine months ended September 30, 2013 did not significantly change compared to the nine months ended September 30, 2012, average gross profit per location was $31.7 thousand in 2013 and $31.5 thousand in 2012.

Summary of Operating Facilities

We focus our operations in core markets where a concentration of locations improves customer service levels and operating margins. The following table reflects our facilities operated at the end of the periods indicated:

	September 30, 2013	December 31, 2012	September 30, 2012
Managed facilities	3,420	3,325	1,962
Leased facilities	857	939	199
Total facilities	4,277	4,264	2,161

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

Our business is managed based on regions administered by executive vice presidents. The following is a summary of revenues (excluding reimbursed management contract revenue), cost of parking services and gross profit by regions for the three and nine months ended September 30, 2013 and 2012 with information related to prior periods recast to conform to the current regional alignment.

As noted previously, the financial results for the three and nine months ended September 30, 2012 do not include any of Central’s results of operations for the period due to the timing of the closing of the Central Merger on October 2, 2012.  The financial results for the three and nine months ended September 30, 2013 include Central’s results of operations for the periods.  To help understand the operating results for these quarters, the term “Central Operations” refers to the results of Central on a stand-alone basis and the term “Standard Operations” refers to the results of the Company on a stand-alone basis and not inclusive of results from the acquired operations of Central for the three and nine months ended September 30, 2013.

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

Region Five encompasses Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, Oklahoma, Puerto Rico, Tennessee, and Texas.

Other consists of ancillary revenue and related costs of parking or gross margin that is not specifically identifiable to a region and insurance reserve adjustments related to prior years.

Three Months ended September 30, 2013 Compared to Three Months ended September 30, 2012

Segment revenue information is summarized as follows (unaudited):

	Three Months Ended September 30,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	Amount	%
	(In millions )
Lease contract revenue:
New location	$1.4	$0.2	$—	$—	$0.3	$—	$0.5	$—	$—	$—	$—	$—	$2.2	$0.2	$2.0	1000.0%
Contract expirations	—	0.7	—	—	0.2	0.8	—	0.1	—	0.7	—	—	0.2	2.3	(2.1)	-91.3%
Same location	20.5	18.5	—	—	5.1	4.9	10.1	10.2	7.2	6.5	—	—	42.9	40.1	2.8	7.0%
Conversions	0.1	0.1	—	—	—	—	—	0.2	—	—	—	—	0.1	0.3	(0.2)	-66.7%
Acquisitions	55.8	—	1.0	—	7.0	—	—	—	14.4	—	(0.8)	—	77.4	—	77.4	100.0%
Total lease contract revenue	$77.8	$19.5	$1.0	$—	$12.6	$5.7	$10.6	$10.5	$21.6	$7.2	$(0.8)	$—	$122.8	$42.9	$79.9	186.2%
Management contract revenue:
New location	$1.5	$0.1	$0.5	$—	$1.1	$0.1	$0.7	$0.1	$0.8	$—	$—	$—	$4.6	$0.3	$4.3	1433.3%
Contract expirations	—	1.1	—	6.2	0.2	2.4	—	0.4	—	0.1	—	—	0.2	10.2	(10.0)	-98.0%
Same location	11.5	11.3	2.5	0.9	10.8	10.9	11.6	11.4	2.9	3.7	(1.8)	0.5	37.5	38.7	(1.2)	-3.1%
Conversions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	0.0	0.0%
Acquisitions	9.2	—	5.5	—	4.5	—	10.5	—	4.3	—	1.4	—	35.4	—	35.4	100.0%
Total management contract revenue	$22.2	$12.5	$8.5	$7.1	$16.6	$13.4	$22.8	$11.9	$8.0	$3.8	$(0.4)	$0.5	$77.7	$49.2	$28.5	57.9%

Parking services revenue—lease contracts.  Lease contract revenue increased $79.9 million, or 186.2%, to $122.8 million for the three months ended September 30, 2013, compared to $42.9 million for the three months ended September 30, 2012. The increase in lease contract revenue consisted of an increase from the Standard Operations of $2.5 million, or 5.8%, and $77.4 million from the Central Operations. The increase resulted primarily from increases in revenue from acquisitions, same and new locations, partially offset primarily by decreases in revenue from contract expirations. Same location revenue for those facilities, which as of September 30, 2013 are the comparative periods for the two years presented, increased 7.0%. The increase in same location revenue was due to increases in monthly parking revenue of $1.4 million, short-term parking revenue of $0.9 million and other of $0.5 million.

Parking services revenue—management contracts.  Management contract revenue increased $28.5 million, or 57.9%, to $77.7 million for the three months ended September 30, 2013, compared to $49.2 million for the three months ended September 30, 2012. The increase in management contracts revenue consisted of an increase from the Central Operations of $35.4 million, offset in part by a decrease in revenue from the Standard Operations of $6.9 million, or 14.0%. The increase resulted primarily from increases in revenue from acquisitions and new locations, which was partially offset by contract expirations and a decline in same location revenue. Same location revenue for those facilities, which as of September 30, 2013 are the comparative periods for the two years presented, decreased 3.1%, primarily due to increased fees from reverse management locations and ancillary services.

Reimbursed management contract revenue. Reimbursed management contract revenue increased $53.9 million, or 53.4%, to $154.9 million for the three months ended September 30, 2013, compared to $101.0 million for the three months ended September 30, 2012. This increase resulted from additional reimbursements related to the Central Operations.

Lease contract revenue increased primarily due to acquisitions in regions one, two, three and five, same locations regions one and five and new locations regions one, three and four.  This increase was partially offset primarily by decreases in contract expirations in regions one, three and five combined with acquisitions in other. Same location revenue increases for the aforementioned regions were primarily due to increases in monthly parking, short-term and other revenue.

Management contract revenue increased primarily due to acquisitions and new locations in all five operating regions along with acquisitions in other, combined with same location revenue in region two. This increase was partially offset primarily by contract expirations in all five operating regions and decreases in same locations in regions five and other. The decrease in same location revenue was primarily due to an increase in fees from reverse management locations and ancillary services.

Segment cost of parking services information is summarized as follows (unaudited):

	Three Months Ended September 30,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	Amount	%
	(In millions)
Cost of parking services lease contracts:
New location	$1.0	$0.2	$—	$—	$0.3	$—	$0.4	$—	$—	$—	$—	$—	$1.7	$0.2	$1.5	750.0%
Contract expirations	—	0.7	—	—	0.2	0.7	—	0.1	0.1	0.7	—	—	0.3	2.2	(1.9)	-86.4%
Same location	19.2	17.1	—	—	4.7	4.5	9.4	9.5	6.8	6.3	0.1	0.1	40.2	37.5	2.7	7.2%
Conversions	0.1	0.1	—	—	—	—	—	0.2	—	—	—	—	0.1	0.3	(0.2)	-66.7%
Acquisitions	55.1	—	1.0	—	5.9	—	(0.1)	—	11.0	—	0.5	—	73.4	—	73.4	100.0%
Total cost of parking services lease contracts	$75.4	$18.1	$1.0	$—	$11.1	$5.2	$9.7	$9.8	$17.9	$7.0	$0.6	$0.1	$115.7	$40.2	$75.5	187.8%
Cost of parking services management contracts:
New location	$1.0	$—	$0.3	$—	$0.6	$—	$0.6	$0.1	$0.7	$—	$—	$—	$3.2	$0.1	$3.1	3100.0%
Contract expirations	0.1	0.3	—	5.2	0.2	1.4	—	0.2	—	0.1	—	—	0.3	7.2	(6.9)	-95.8%
Same location	5.1	5.3	1.9	0.5	6.4	6.3	8.1	8.2	1.6	2.4	(0.3)	0.7	22.8	23.4	(0.6)	-2.6%
Conversions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	0.0%
Acquisitions	7.3	—	3.1	—	3.6	—	9.2	—	2.5	—	(7.7)	—	18.0	—	18.0	100.0%
Total cost of parking services management contracts	$13.5	$5.6	$5.3	$5.7	$10.8	$7.7	$17.9	$8.5	$4.8	$2.5	$(8.0)	$0.7	$44.3	$30.7	$13.6	44.3%

Cost of parking services—lease contracts.  Cost of parking services for lease contracts increased $75.5 million, or 187.8%, to $115.7 million for the three months ended September 30, 2013, compared to $40.2 million for the three months ended September 30, 2012. The increase in cost of parking services for lease contracts consisted of an increase from the Standard Operations of $2.1 million, or 5.2%, and $73.4 million from the Central Operations. The increase resulted primarily from increases in costs from acquisitions, new locations and same locations, offset in part primarily by decreases in contract expirations. Same location costs for those facilities, which as of September 30, 2013 are the comparative for the two years presented, increased 7.2%. Same location costs increased $2.3 million due to rent expense, primarily as a result of contingent rental payments on the increase in revenue for same locations and $0.4 million in property tax expense.

Cost of parking services—management contracts.  Cost of parking services for management contracts increased $13.6 million, or 44.3%, to $44.3 million for the three months ended September 30, 2013, compared to $30.7 million for the three months ended September 30, 2012. The increase in cost of parking services for management contracts consisted of an increase of $18.0 million from the Central Operations partially offset by a decrease from the Standard Operations of $4.4 million, or 14.3%. The increase in costs from acquisitions and new locations was offset in part primarily from decreases in costs related to contract expirations. However, same location costs for those facilities, which as of September 30, 2013 are the comparative for the two years presented, decreased 2.6%.  The same location decrease in operating expenses for management contracts primarily resulted from decreases in costs associated with reverse management contracts and the cost of providing management services.

Reimbursed management contract expense. Reimbursed management contract expense increased $53.9 million, or 53.4%, to $154.9 million for the three months ended September 30, 2013, compared to $101.0 million for the three months ended September 30, 2012. This increase resulted from additional reimbursable costs related to the Central Operations.

Cost of parking services for lease contracts increased primarily due to acquisitions in regions one, two, three, five and other, same locations regions one and five, combined with new locations in regions one, three and four.  This increase was partially offset primarily by contract expirations in regions one, three and five. Same location cost increased primarily due to increases in contingent rent payments on the increase in revenue and other operating costs.

The other region amounts in same location primarily represent a reduced health insurance dividend related to prior years and costs that are not specifically identifiable to a region.

Cost of parking services for management contracts increased primarily due to acquisitions and new locations in all five operating regions and same locations region two.  This increase was partially offset primarily by decreases in contract expirations in regions two and three, same locations in region five and other and acquisitions other.  Same location cost decrease primarily resulted from decreases in costs associated with reverse management contracts and the cost of providing management services. The other region amounts in same location primarily represent prior year insurance reserve adjustments and costs that are not specifically identifiable to a region.

Segment gross profit/gross profit percentage information is summarized as follows (unaudited):

	Three Months Ended September 30,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	Amount	%
	(In millions)
Gross profit lease contracts:
New location	$0.4	$—	$—	$—	$—	$—	$0.1	$—	$—	$—	$—	$—	$0.5	$—	$0.5	100.0%
Contract expirations	—	—	—	—	—	0.1	—	—	(0.1)	—	—	—	(0.1)	0.1	(0.2)	-200.0%
Same location	1.3	1.4	—	—	0.4	0.4	0.7	0.7	0.4	0.2	(0.1)	(0.1)	2.7	2.6	0.1	3.8%
Conversions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Acquisitions	0.7	—	—	—	1.1	—	0.1	—	3.4	—	(1.3)	—	4.0	—	4.0	100.0%
Total gross profit lease contracts	$2.4	$1.4	$—	$—	$1.5	$0.5	$0.9	$0.7	$3.7	$0.2	$(1.4)	$(0.1)	$7.1	$2.7	$4.4	163.0%

	(Percentages)
Gross profit percentage lease contracts:
New location	28.6%	—	—	—	0.0%	—	20.0%	—	—	—	—	—	22.7%	—
Contract expirations	—	—	—	—	0.0%	12.5%	—	0.0%	—	—	—	—	-50.0%	4.3%
Same location	6.3%	7.6%	—	—	7.8%	8.2%	6.9%	6.9%	5.6%	3.1%	—	—	6.3%	6.5%
Conversions	—	—	—	—	—	—	—	0.0%	—	—	—	—	—	—
Acquisitions	1.3%	—	—	—	15.7%	—	—	—	23.6%	—	162.5%	—	5.2%	—
Total gross profit percentage	3.1%	7.2%	—	—	11.9%	8.8%	8.5%	6.7%	17.1%	2.8%	175.0%	100%	5.8%	6.3%

	(In millions)
Gross profit management contracts:
New location	$0.5	$0.1	$0.2	$—	$0.5	$0.1	$0.1	$—	$0.1	$—	$—	$—	$1.4	$0.2	$1.2	600.0%
Contract expirations	(0.1)	0.8	—	1.0	—	1.0	—	0.2	—	—	—	—	(0.1)	3.0	(3.1)	-103.3%
Same location	6.4	6.0	0.6	0.4	4.4	4.6	3.5	3.2	1.3	1.3	(1.5)	(0.2)	14.7	15.3	(0.6)	-3.9%
Conversions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Acquisitions	1.9	—	2.4	—	0.9	—	1.3	—	1.8	—	9.1	—	17.4	—	17.4	100.0%
Total gross profit management contracts	$8.7	$6.9	$3.2	$1.4	$5.8	$5.7	$4.9	$3.4	$3.2	$1.3	$7.6	$(0.2)	$33.4	$18.5	$14.9	80.5%

	(Percentages)
Gross profit percentage management contracts:
New location	33.3%	100.0%	40.0%	—	45.5%	100.0%	14.3%	—	12.5%	—	—	—	30.4%	66.7%
Contract expirations	—	72.7%	—	16.1%	—	41.7%	—	50.0%	—	—	—	—	-50.0%	29.4%
Same location	55.7%	53.1%	24.0%	44.4%	40.7%	42.2%	30.2%	28.1%	44.8%	35.1%	83.3%	-40.0%	39.2%	39.5%
Conversions	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Acquisitions	20.7%	—	43.6%	—	20.0%	—	12.4%	—	41.9%	—	650.0%	—	49.2%	—
Total gross profit percentage	39.2%	55.2%	37.6%	19.7%	34.9%	42.5%	21.5%	28.6%	40.0%	34.2%	-1,900%	-40.0%	43.0%	37.6%

Gross profit—lease contracts.  Gross profit for lease contracts increased $4.4 million, or 163.0%, to $7.1 million for the three months ended September 30, 2013, compared to $2.7 million for three months ended September 30, 2012. The increase in gross profit for lease contracts consisted increase from the Central Operations of $4.0 million and an increase from the Standard Operations of $0.4 million, or 14.8%. The gross profit lease contract increase was primarily the result of increases in acquisitions and by new locations. Gross profit lease contracts increases on same locations were primarily the result of increases in parking revenue as previously noted. Gross profit percentage for lease contracts decreased to 5.8% for the three months ended September 30, 2013, compared to 6.3% for the three months ended September 30, 2012. The gross profit percentage on acquisitions was the primary cause for the decrease on a percentage basis.

Gross profit—management contracts.  Gross profit for management contracts increased $14.9 million, or 80.5% to $33.4 million for the three months ended September 30, 2013, compared to $18.5 million for the three months ended September 30, 2012. The increase in gross profit for management contracts consisted of an increase of $17.4 million from the Central Operations partially offset by a decline of $2.5 million, or 13.5% from the Standard Operations. The increase in gross profit from management contracts was primarily the result of acquisitions and new locations.  This increase was partially offset primarily by decreases in contract expirations and same locations. The decrease in gross profit from same location management contracts was primarily the result of increased costs associated with reverse management contracts and the cost of providing management services. Gross profit percentage for management contracts increased to 43.0% for the three months ended September 30, 2013, compared to 37.6% for the three months ended September 30, 2012. The gross profit percentage increase was primarily attributed to higher margin on acquisitions.

Gross profit for lease contracts increased primarily due to acquisitions in region one, three and five.  This increase was partially offset primarily by decreases in acquisitions in other.

Gross profit for management contracts increased primarily due to acquisitions in all five operating regions and other, new locations regions one and three.  This increase was partially offset primarily by contract expirations in regions one, two and three and same locations other.

General and administrative expenses. General and administrative expenses increased $6.7 million, or 48.0%, to $20.5 million for the three months ended September 30, 2013, compared to $13.8 million for the three months ended September 30, 2012. This increase was primarily related to the addition of general and administrative expenses related to Central of $8.7 million, partially offset by decreases in acquisition and integration costs of $2.0 million.

Depreciation and amortization. Depreciation and amortization increased $6.2 million, or 361.9%, to $8.0 million as compared to $1.7 million for the three months ended September 30, 2012. This increase is a result of the additional amortization and depreciation for the fair value of acquired tangible and intangible assets from the Central Merger.

Interest expense. Interest expense increased $3.7 million, or 340.8%, to $4.8 million for the three months ended September 30, 2013, as compared to $1.1 million for the three months ended September 30, 2012. This increase resulted primarily from an increase in borrowings on our Senior Credit Facility to fund the Central Merger.

Interest income. Interest income was $0.1 million for both the three months ended September 30, 2013 and the three months ended September 30, 2012.

Income tax expense. Income tax expense decreased $0.1 million, or 2.3%, to $2.4 million for the three months ended September 30, 2013 as compared to $2.5 million for the three months ended September 30, 2012. An increase in our pre-tax income resulted in a $0.7 million increase in income tax expense. Our effective tax rate was 35.4% for the three months ended September 30, 2013 and 52.5% for the three months ended September 30, 2012 which resulted in a $0.8 million decrease in income tax expense.

Nine Months ended September 30, 2013 Compared to Nine Months ended September 30, 2012

Segment revenue information is summarized as follows (unaudited):

	Nine Months Ended September 30,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	Amount	%
	(In millions)
Lease contract revenue:
New location	$3.1	$0.2	$—	$—	$2.6	$1.6	$0.9	$—	$11.0	$6.5	$—	$—	$17.6	$8.3	$9.3	112.0%
Contract expirations	0.4	2.9	—	—	1.3	2.7	—	0.4	0.3	2.4	—	—	2.0	8.4	(6.4)	-76,2%
Same location	57.7	51.6	—	—	13.4	12.7	32.2	30.9	10.7	10.0	—	—	114.0	105.2	8.8	8.4%
Conversions	0.3	0.3	—	—	—	—	—	0.7	—	—	—	—	0.3	1.0	(0.7)	-70.0%
Acquisitions	165.7	—	3.4	—	19.7	—	—	—	45.2	—	(0.8)	—	233.2	—	233.2	100.0%
Total lease contract revenue	$227.2	$55.0	$3.4	$—	$37.0	$17.0	$33.1	$32.0	$67.2	$18.9	$(0.8)	$—	$367.1	$122.9	$244.2	198.7%
Management contract revenue:
New location	$5.1	$0.9	$1.1	$0.4	$3.3	$0.6	$3.0	$0.6	$1.8	$0.2	$—	$—	14.3	$2.7	$11.6	429.6%
Contract expirations	1.1	4.6	—	6.8	2.4	8.1	0.1	1.5	0.2	0.8	—	—	3.8	21.8	(18.0)	-82.6%
Same location	33.6	31.8	7.5	8.1	32.0	31.5	33.9	34.0	8.8	10.5	(0.1)	1.1	115.7	117.0	(1.3)	-1.1%
Contract expirations	0.1	0.1	—	—	—	—	—	—	—	—	—	—	0.1	0.1	0.0	0.0%
Acquisitions	39.4	—	15.8	—	16.2	—	35.9	—	16.7	—	(1.5)	—	122.5	—	122.5	100.0%
Total management contract revenue	$79.3	$37.4	$24.4	$15.3	$53.9	$40.2	$72.9	$36.1	$27.5	$11.5	$(1.6)	$1.1	256.4	$141.6	$114.8	81.1%

Parking services revenue—lease contracts.  Lease contract revenue increased $244.2 million, or 198.7%, to 367.1 million for the nine months ended September 30, 2013, compared to $122.9 million for the nine months ended September 30, 2012. The increase in lease contract revenue consisted of an increase of $233.2 million from the Central Operations and an increase of $11.0 million, or 9.0% from the Standard Operations. The increase resulted primarily from increases in revenue from acquisitions and new and same locations.  This increase was partially offset primarily by decreases in revenue from contract expirations and conversions. Same location revenue for those facilities, which as of September 30, 2013 are the comparative periods for the two years presented, increased 8.4%. The increase in same location revenue was due to increases in short-term parking revenue of $5.0 million, and increases in monthly parking revenue of $2.7 million and other of $1.1 million.

Parking services revenue—management contracts.  Management contract revenue increased $114.8 million, or 81.1%, to $256.4 million for the nine months ended September 30, 2013, compared to $141.6 million for the nine months ended September 30, 2012. The increase in management contract revenue consisted of an increase from the Central Operations of $122.5 million, partially offset by the decrease in revenue from the Standard Operations of $7.7 million, or 5.4%. The increase resulted primarily from increases in revenue from acquisitions and new locations, which was partially offset primarily by a decrease in contract expirations and same locations. Same location revenue for those facilities, which as of September 30, 2013 are the comparative periods for the two years presented, decreased 1.1%, primarily due to decreased fees from reverse management locations and ancillary services. Acquisition revenue also includes a $2.7 million net benefit that resulted from the sale of contract rights.

Reimbursed management contract revenue. Reimbursed management contract revenue increased $163.6 million, or 53.0%, to $472.7 million for the nine months ended September 30, 2013, compared to $309.1 million for the nine months ended September 30, 2012. This increase resulted from additional reimbursements related to Central Operations.

Lease contract revenue increased primarily due to new locations and same locations in regions one, three, four and five, combined with acquisitions in regions one, two, three and five. This was partially offset primarily by decreases in contract expirations in regions one, three, four and five and conversions in region four. Same location revenue increases for the aforementioned regions were primarily due to increases in short-term and monthly parking revenue.

Management contract revenue increased primarily due to new locations and acquisitions in all five operating regions. This was partially offset primarily by contract expirations in all five operating regions, and a net decrease in same locations primarily in regions two, five and other and acquisitions other. The decreases in same location revenue were primarily due to a decrease in fees from reverse management locations and ancillary services.

Segment cost of parking services information is summarized as follows (unaudited):

	Nine Months Ended September 30,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	Amount	%
	(In millions)
Cost of parking services lease contracts:
New location	$2.5	$0.2	$—	$—	$2.6	$1.6	$0.8	$—	$10.1	$6.2	$—	$—	$16.0	$8.0	$8.0	100.0%
Contract expirations	0.4	2.8	—	—	1.6	2.5	—	0.3	0.3	2.1	—	—	2.3	7.7	(5.4)	-70.1%
Same location	54.5	48.4	—	—	12.3	11.4	30.0	28.7	10.0	9.3	(0.6)	(0.8)	106.2	97.0	9.2	9.5%
Conversions	0.2	0.2	—	—	—	—	—	0.6	—	—	—	—	0.2	0.8	(0.6)	-75.0%
Acquisitions	160.3	—	2.9	—	17.4	—	(0.5)	—	34.1	—	0.9	—	215.1	—	215.1	100.0%
Total cost of parking services lease contracts	$217.9	$51.6	$2.9	$—	$33.9	$15.5	$30.3	$29.6	$54.5	$17.6	$0.3	$(0.8)	$339.8	$113.5	$226.3	199.4%
Cost of parking services management contracts:
New location	$3.1	$0.3	$0.7	$0.3	$1.8	$0.2	$1.7	$0.2	$1.4	$0.1	$—	$—	$8.7	$1.1	$7.6	690.9%
Contract expirations	0.4	1.6	—	5.6	1.5	4.6	—	0.9	—	0.5	—	—	1.9	13.2	(11.3)	-85.6%
Same location	15.2	15.0	6.2	6.5	19.0	18.7	23.4	24.2	5.3	6.6	(1.4)	(1.2)	67.7	69.8	(2.1)	-3.0%
Conversions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	0.0%
Acquisitions	24.8	—	10.5	—	11.6	—	30.3	—	8.9	—	(7.1)	—	79.0	—	79.0	100.0%
Total cost of parking services management contracts	$43.5	$16.9	$17.4	$12.4	$33.9	$23.5	$55.4	$25.3	$15.6	$7.2	$(8.5)	$(1.2)	$157.3	$84.1	$73.2	87.0%

Cost of parking services—lease contracts.  Cost of parking services for lease contracts increased $226.3 million, or 199.4%, to $339.8 million for the nine months ended September 30, 2013, compared to $113.5 million for the nine months ended September 30, 2012. The increase in cost of parking services for lease contracts consisted of an increase from the Central Operations of $215.1 million and an increase from Standard Operations of $11.2 million, or 9.9%. The increase resulted primarily from increases in costs from acquisitions along with new and same locations.  This increase was partially offset primarily by decreases in contract expirations and conversions. Same location costs for those facilities, which as of September 30, 2013 are the comparative for the two years presented, increased 9.5%. Same location costs increased $7.6 million due to rent expense, primarily as a result of contingent rental payments on the increase in revenue for same locations, payroll and payroll related costs of $1.1 million and $0.5 million related to other operating costs.

Cost of parking services—management contracts.  Cost of parking services for management contracts increased $73.2 million, or 87.0%, to $157.3 million for the nine months ended September 30, 2013, compared to $84.1 million for the nine months ended September 30, 2012. The increase in cost of parking services for management contracts consisted of an increase from the Central Operations of $79.0 million partially offset by a $5.8 million, or 6.9% decrease from Standard Operations. The increase resulted primarily from increases in costs from acquisitions along with new locations.  This increase was partially offset primarily by decreases in contract expirations and same locations.  Same location costs for those facilities, which as of September 30, 2013 are the comparative for the two years presented, decreased 3.0%. The same location decrease in operating expenses for management contracts primarily resulted from decreases in costs associated with reverse management contracts and the cost of providing management services.

Reimbursed management contract expense. Reimbursed management contract expense increased $163.6 million, or 53.0%, to $472.7 million for the nine months ended September 30, 2013, compared to $309.1 million for the nine months ended September 30, 2012. This increase resulted from additional reimbursable costs related to Central Operations.

Cost of parking services for lease contracts increased primarily due to new and same locations in regions one, three, four and five, combined with acquisitions in regions one, two, three, five and other.  This increase was partially offset primarily by contract expirations in regions one, three and five, acquisitions region four and conversions in region four. Same location cost increased primarily due to increases in contingent rent payments on the increase in revenue, payroll and payroll related costs, other operating costs, offset by a favorable health insurance dividend related to prior years. The other region amounts in same location primarily represent a favorable health insurance dividend related to prior years and costs that are not specifically identifiable to a region.

Cost of parking services for management contracts increased primarily due to new locations and acquisitions in all five operating regions. This increase was partially offset primarily by decreases due to contract expirations in all five operating regions, acquisitions other, and a net decrease in same locations primarily attributed to regions four and five. Same location cost decreases primarily resulted from increases in costs associated with reverse management contracts and the cost of providing management services.

Segment gross profit/gross profit percentage information is summarized as follows (unaudited):

	Nine Months Ended September 30,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	Amount	%
	(In millions)
Gross profit lease contracts:
New location	$0.6	$—	$—	$—	$—	$—	$0.1	$—	$0.9	$0.3	$—	$—	$1.6	$0.3	$1.3	433.3%
Contract expirations	—	0.1	—	—	(0.3)	0.2	—	0.1	—	0.3	—	—	(0.3)	0.7	(1.0)	-142.9%
Same location	3.2	3.2	—	—	1.1	1.3	2.2	2.2	0.7	0.7	0.6	0.8	7.8	8.2	(0.4)	-4.9%
Conversions	0.1	0.1	—	—	—	—	—	0.1	—	—	—	—	0.1	0.2	(0.1)	-50.0%
Acquisitions	5.4	—	0.5	—	2.3	—	0.5	—	11.1	—	(1.7)	—	18.1	—	18.1	100.0%
Total gross profit lease contracts	$9.3	$3.4	$0.5	$—	$3.1	$1.5	$2.8	$2.4	$12.7	$1.3	$(1.1)	$0.8	$27.3	$9.4	$17.9	190.4%

	(Percentages)
Gross profit percentage lease contracts:
New location	19.4%	0.0%	—	—	0.0%	0.0%	11.1%	—	8.2%	4.6%	—	—	9.1%	3.6%
Contract expirations	0.0%	3.4%	—	—	-23.1%	7.4%	—	25.0%	—	12.5%	—	—	-15.0%	8.3%
Same location	5.5%	6.2%	—	—	8.2%	10.2%	6.8%	7.1%	6.5%	7.0%	—	—	6.8%	7.8%
Conversions	33.3%	33.3%	—	—	—	—	—	—	—	—	—	—	33.3%	20.0%
Acquisitions	3.3%	—	14.7%	—	11.7%	—	—	—	24.6%	—	212.5%	—	7.8%	—
Total gross profit percentage	4.1%	6.2%	14.7%	—	8.4%	8.8%	8.5%	7.5%	18.9%	6.9%	137.5%	—	7.4%	7.6%

	(In millions)
Gross profit management contracts:
New location	$2.0	$0.6	$0.4	$0.1	$1.5	$0.4	$1.3	$0.4	$0.4	$0.1	$—	$—	$5.6	$1.6	$4.0	250.0%
Contract expirations	0.7	3.0	—	1.2	0.9	3.5	0.1	0.6	0.2	0.3	—	—	1.9	8.6	(6.7)	-77.9%
Same location	18.4	16.8	1.3	1.6	13.0	12.8	10.5	9.8	3.5	3.9	1.3	2.3	48.0	47.2	0.0	1.7%
Conversions	0.1	0.1	—	—	—	—	—	—	—	—	—	—	0.1	0.1	0.0	0.0%
Acquisitions	14.6	—	5.3	—	4.6	—	5.6	—	7.8	—	5.6	—	43.5	—	43.5	100.0%
Total gross profit management contracts	$35.8	$20.5	$7.0	$2.9	$20.0	$16.7	$17.5	$10.8	$11.9	$4.3	$6.9	$2.3	$99.1	$57.5	$41.6	72.3%

	(Percentages)
Gross profit percentage management contracts:
New location	39.2%	66.7%	36.4%	25.0%	45.5%	66.7%	43.3%	66.7%	22.2%	50.0	—	—	39.2%	59.3%
Contract expirations	63.6%	65.2%	—	17.6%	37.5%	43.2%	100.0%	40.0%	100.0%	37.5	—	—	50.0%	39.4%
Same location	54.8%	52.8%	17.3%	19.8%	40.6%	40.6%	31.0%	28.8%	39.8%	37.1	-1300.0%	209.1%	41.5%	40.3%
Conversions	100.0%	100.0%	—	—	—	—	—	—	—	—	—	—	100.0%	100.0%
Acquisitions	37.1%	—	33.5%	—	28.4%	—	15.6%	—	46.7%	—	-373.3%	—	35.5%	—
Total gross profit percentage	45.1%	54.8%	28.7%	19.0%	37.7%	41.5%	24.0%	29.9%	43.3%	37.4%	-431.3%	209.1%	38.7%	40.6%

Gross profit—lease contracts.  Gross profit for lease contracts increased $17.9 million, or 190.4%, to $27.3 million for the nine months ended September 30, 2013, compared to $9.4 million for nine months ended September 30, 2012. The increase in gross profit for lease contracts consisted of an increase of $18.1 million from the Central Operations partially offset by a $0.2 million, or 2.1% decrease from the Standard Operations. Gross profit lease contract increases were primarily the result of acquisitions and new locations, partially offset primarily by contract expirations. The gross profit percentage for lease contracts decreased to 7.4% for the nine months ended September 30, 2013, compared to 7.6% for the nine months ended September 30, 2012.  The gross profit percentage decreased primarily as a result of percentage decreases in contract expirations offset in part primarily by percentage increases from new locations and acquisitions.

Gross profit—management contracts.  Gross profit for management contracts increased $41.6 million, or 72.3%, to $99.1 million for the nine months ended September 30, 2013, compared to $57.5 million for the nine months ended September 30, 2012. The increase in gross profit for management contracts consisted of an increase from the Central Operations of $43.5 million partially offset by a $1.9 million, or 3.3% decrease from the Standard Operations. Gross profit for management contract increases were primarily the result of acquisitions and new locations, partially offset primarily by decreases in gross profit from contract expirations. Gross profit management contracts includes a $2.7 million net benefit that resulted from the sale of contract rights. Gross profit percentage for management contracts decreased to 38.7% for the nine months ended September 30, 2013, compared to 41.5% for the nine months ended September 30, 2012. The gross profit percentage decreased primarily due to acquisitions and new locations.

Gross profit for lease contracts increased primarily due to acquisitions in all five operating regions and new locations in regions one and five.  This increase was partially offset primarily by contract expirations in regions three and five. Gross profit lease contracts on same locations decreased primarily due to increases in rent expense and payroll and related expense in excess of revenue gains primarily from short-term and monthly parking.

Gross profit for management contracts increased primarily due to acquisitions and new locations in all five operating regions, acquisitions in other and same locations in regions one and four.  This increase was partially offset primarily due to contract expirations in all five operating regions and same locations two, four, five and other in other.  Gross profit for management contracts decreases on same locations were primarily the result of increases in costs associated with reverse management contracts and the cost of providing management services, in addition to decreased revenue. The other region amounts in same location primarily represent prior year insurance reserve adjustments and amounts that are not specifically identifiable to a specific region.

General and administrative expenses. General and administrative expenses increased $31.5 million, or 72.1%, to $75.3 million for the nine months ended September 30, 2013, compared to $43.8 million for the nine months ended September 30, 2012. This increase was primarily related to costs incurred in connection with the Central Merger, the addition of general and administrative expenses related to Central Operations of $30.8 million, $2.2 million due to the additional RSUs that were granted in the fourth quarter of 2012, payroll and payroll related expenses of $2.5 million, partially offset by decreases in acquisition and integration costs of $4.0 million.

Depreciation and amortization. Depreciation and amortization increased $18.4 million, or 350.8%, to $23.7 million for the nine months ended September 30, 2013 as compared to $5.3 million for the nine months ended September 30, 2012. This increase was a result of the additional amortization and depreciation for the fair value of acquired tangible and intangible assets from the Central Merger.

Interest expense. Interest expense increased $11.0 million, or 329.8%, to $14.4 million for the nine months ended September 30, 2013, as compared to $3.4 million for the nine months ended September 30, 2012. This increase resulted primarily from an increase in borrowings on our Senior Credit Facility to fund the Central Merger.

Interest income. Interest income increased $0.1 million, or 91.7%, to $0.3 million for the nine months ended September 30, 2013, as compared to $0.3 million for the nine months ended September 30, 2012.

Income tax expense. Income tax expense decreased $2.1 million, or 33.1%, to $4.4 million for the nine months ended September 30, 2013, as compared to $6.5 million for the nine months ended September 30, 2012. A decrease in our pre-tax income resulted in a $0.5 million decrease in income tax expense and a decrease in our effective tax rate resulted in a $1.7 million decrease in our tax expense. Our effective tax rate was 35.4% for the nine months ended September 30, 2013 and 44.2% for the nine months ended September 30, 2012. The effective tax rate for the nine months ended September 30, 2013 was favorably impacted by discrete benefits of approximately $0.4 million for the retroactive extension of the Work Opportunity Tax Credit (WOTC) and other similar federal income tax credit programs that were enacted as part of the American Taxpayer Relief Act in January of 2013 and approximately $0.2 million of favorable federal provision to return true-up adjustments. Without these discrete benefits, our effective tax rate would have been 37.1% for the nine months ended September 30, 2013.

Liquidity and Capital Resources

Outstanding Indebtedness

On September 30, 2013, we had total indebtedness net of unamortized original issue discount of approximately $309.5 million, a decrease of $1.0 million from December 31, 2012. The $309.5 million includes:

•             $307.4 million (net of the unamortized original issue discount of $3.9 million) under our Senior Credit Facility (defined below); and

•             $2.1 million of other debt including capital lease obligations and obligations on seller notes and other indebtedness.

We believe that our cash flow from operations, combined with availability under our Senior Credit Facility, which amounted to $41.4 million at September 30, 2013, will be sufficient to enable us to pay our indebtedness, or to fund other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before their respective maturities. We believe that we will be able to refinance our indebtedness on commercially reasonable terms.

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

We are in compliance with all of our financial covenants. We amended the covenants in November 2013 in connection with restatement. Based on the amendment, we will continue to treat the Bradley Agreement consistent with our prior accounting for purposes of the covenants.

The weighted average interest rate on our Senior Credit Facility at September 30, 2013 and December 31, 2012 was 3.7% and 3.7%, respectively. The rate includes all outstanding LIBOR contracts, interest rate swap effect and letters of credit. The weighted average interest rate on outstanding borrowings, not including letters of credit, was 3.8% and 3.9% at September 30, 2013 and December 31, 2012, respectively.

At September 30, 2013, we had $59.3 million of letters of credit outstanding under the Senior Credit Facility, borrowings against the Senior Credit Facility aggregated $311.3 million and we had $41.4 million available under the Senior Credit Facility.

Interest Rate Swap Transactions

We do not enter into derivative instruments for any purpose other than cash flow hedging purposes.

October 25, 2012, the Company entered into Interest Rate Swap transactions (collectively, the “Interest Rate Swaps”) with each of JPMorgan Chase Bank, N.A., Bank of America, N.A. and PNC Bank, N.A. in an initial aggregate Notional Amount of $150.0 million (the “Notional Amount”). The Interest Rate Swaps have an effective date of October 31, 2012 and a termination date of September 30, 2017. The Interest Rate Swaps effectively fix the interest rate on an amount of variable interest rate borrowings under the Credit Agreement, originally equal to the Notional Amount at 0.7525% per annum plus the applicable margin rate for LIBOR loans under the Credit Agreement determined based upon the Company’s consolidated total debt to EBITDA ratio. The Notional Amount is subject to scheduled quarterly amortization that coincides with quarterly prepayments of principal under the Credit Agreement. These Interest Rate Swaps are classified as cash flow hedges, and we calculate the effectiveness of the hedge on a monthly basis. The ineffective portion of the cash flow hedge is recognized in earnings as an increase of interest expense. As of September 30, 2013, no ineffectiveness of the hedge has been recognized. The fair value of the Interest Rate Swaps at September 30, 2013 is $0.6 million and is included in prepaid expenses.

Letters of Credit

At September 30, 2013, we have provided letters of credit totaling $50.2 million to our casualty insurance carriers to collateralize our casualty insurance program.

As of September 30, 2013, we provided $9.1 million in letters of credit to collateralize other obligations.

Deficiency Payments

Pursuant to our obligations with respect to the parking garage operations at Bradley International Airport, we are required to make certain payments for the benefit of the State of Connecticut and for holders of special facility revenue bonds. The deficiency payments represent contingent interest bearing advances to the trustee to cover operating cash flow requirements. As of September 30, 2013, we have made $14.6 million of cumulative deficiency payments to the trustee, net of reimbursements. Deficiency payments are recorded as additional cost of parking services. We believe these advances to be fully recoverable and we recognize the principle, interest and premium related to these deficiency payments when received. We do not directly guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.

In the nine months ended September 30, 2013, we received deficiency repayments (net of deficiency payments made) of $18.0 thousand along with $60.0 thousand of interest related to deficiency repayments from the trustee. In the nine months ended September 30, 2012, we made deficiency payments (net of repayments received) of $1.2 million and received $85.0 thousand for interest related to deficiency repayments from the trustee. There was no receivable from the trustee for principal, interest and premium related to deficiency repayments as of September 30, 2013 and December 31, 2012.

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

Net Cash Provided by Operating Activities

Our primary sources of funds are cash flows from operating activities and changes in working capital. Net cash provided by operating activities totaled $10.2 million for the first nine months of 2013. Cash provided included cash provided from operations of $34.4 million, partially offset by changes in operating assets and liabilities of $24.2 million. The net change in operating assets and liabilities resulted primarily from (i) an increase of $11.1 million in notes and accounts receivable due to timing of customer collections; (ii) a decrease of $18.5 million in accounts payable due primarily to the timing on payments to our clients; (iii) a decrease of $6.0 million in other liabilities primarily related to lower severance and payroll related accrued expenses of $3.7 million, $6.0 million in reductions in accrued insurance, $3.4 million for payments on divestitures, partially offset by an increase of $4.6 million in accrued rent and an increase of $2.5 million in accrued legal fees and other; (iv) partially offset by a net decrease in prepaid expenses and other assets of $11.4 million.

Our primary sources of funds are cash flows from operating activities and changes in working capital. Net cash provided by operating activities totaled $11.0 million for the nine months ended September 30, 2012. Cash provided included cash provided from operations of $18.1 million from operations, partially offset by changes in operating assets and liabilities of $7.1 million. The net change in operating assets and liabilities resulted primarily from (i) an increase of $15.1 million in notes and accounts receivable due to timing of customer collections; (ii) an increase of $0.7 million in prepaid and other assets related to the timing of certain insurance policies and other expenses and an increase in the cash surrender values related to the non-qualified deferred compensation plan; (iii) partially offset by an increase of $6.7 million in accounts payable due primarily to the timing on payments to our clients and new business under management contracts as described under “Daily Cash Collections”; and (iv) an increase of $2.0 million in other liabilities primarily related to an increase in insurance loss estimates and non-qualified deferred compensation plan.

Net Cash Used in Investing Activities

Net cash used in investing activities totaled $11.8 million in the first nine months of 2013. Cash used in investing activities for the first nine months of 2013 included capital expenditures of $11.5 million for capital investments needed to secure and/or extend leased facilities and investments in IT projects and cost of contract purchases of $0.4 million, partially offset by proceeds from sale of assets of $0.1 million.

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

Net Cash Used in Financing Activities

Net cash used in financing activities totaled $4.3 million in the nine months ended September 30, 2013. Cash used in financing activities for 2013 included $0.1 million for earn-out payments on previously acquired businesses, $0.4 million for payments on capital leases, $1.5 million in net payments on our Senior Credit Facility, $2.2 million for distributions to noncontrolling interest and $0.1 million for payments on long-term borrowings.

Net cash used in financing activities totaled $10.1 million in the nine months ended September 30, 2012. Cash used in financing activities for 2012 included $1.5 million for earn-out payments on previously acquired businesses, $0.4 million for payments on capital leases, $8.2 million for payments on our senior credit facility, $0.2 million for distributions to noncontrolling interest, payment of debt issuance costs of on long-term borrowings $0.1 million, partially offset by $0.1 million from the exercise of stock options and $0.2 million from the tax benefit related to stock option exercises.

Cash and Cash Equivalents

We had cash and cash equivalents of $22.3 million and $28.5 million at September 30, 2013 and December 31, 2012, respectively. The cash balances reflect our ability to utilize funds deposited into our local accounts and which based upon availability, timing of deposits and the subsequent movement of that cash into our corporate accounts may result in significant changes to our cash balances.

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

As of September 30, 2013, no ineffectiveness of the hedge has been recognized. The fair value of the Interest Rate Swaps at September 30, 2013 is $0.6 million and is included in prepaid expenses.

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

Foreign Currency Risk

Our exposure to foreign exchange risk is minimal. All foreign investments are denominated in U.S. dollars, with the exception of Canada. We had approximately $0.4 million of Canadian dollar denominated cash instruments at September 30, 2013. We had no Canadian dollar denominated debt instruments at September 30, 2013. We do not hold any hedging instruments related to foreign currency transactions. We monitor foreign currency positions and may enter into certain hedging instruments in the future should we determine that exposure to foreign exchange risk has increased.

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

Item 1A.  Risk Factors

The Company’s Annual Report on Form 10-K/A for the year ended December 31, 2012, as filed with the SEC on November 18, 2013 contains a detailed discussion of our risk factors in Part I. Item 1A (Risk Factor) of such Annual Report. There are no material changes from such risk factors, except that the following risk factor is hereby added:

The restatement of our historical financial statements has already consumed, and may continue to consume, a significant amount of our time and resources and may have a material adverse effect on stock price and subject us to claims.

We have restated certain historical financial statements to reflect a correction in our accounting for deficiency payments made pursuant to the Bradley Agreement.  We have also determined that, solely as a result of our prior accounting for the Bradley Agreement, we had a material weakness in our internal control over financial reporting and that, accordingly, our internal control over financial reporting and disclosure controls and procedures were not effective as of the end of certain prior reporting periods, even though we had previously determined that they were effective. It is difficult to predict all of the ramifications to us from this restatement.  The restatement process was time and resource-intensive and involved substantial attention from management and significant costs and expenses, including for legal and other professional advisors and for third parties retained to assist us with the restatement. Although we have now completed the restatement, it is possible that we will have inquiries from the SEC and/or Nasdaq regarding our restated financial statements or related matters, which could consume a significant amount of our resources.   Moreover, many companies that have been required to restate their historical financial statements have experienced declines in stock prices and stockholder lawsuits, which can be expensive to defend and divert management attention and resources. We may suffer similar consequences from our restatement.

Item 2.         Unregistered Sales of Equity and Use of Proceeds

There were no sales or repurchases of stock in the nine months ended September 30, 2013.

Item 6.         Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description

31.1*	Section 302 Certification dated November 18, 2013 for James A. Wilhelm, Director, President and Chief Executive Officer (Principal Executive Officer).

31.2*	Section 302 Certification dated November 18, 2013 for G. Marc Baumann, Chief Financial Officer, Treasurer & President of Urban Operations (Principal Financial Officer).

31.3*	Section 302 Certification dated November 18, 2013 for Daniel R. Meyer, Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer).

32**	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 18, 2013.
101.INS **†	XBRL Instance Document
101.SCH**†	XBRL Taxonomy Extension Schema
101.CAL**†	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**†	XBRL Taxonomy Extension Definition Linkbase
101.LAB**†	XBRL Taxonomy Extension Label Linkbase
101.PRE**†	XBRL Taxonomy Extension Presentation Linkbase

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

STANDARD PARKING CORPORATION

Dated: November 18, 2013	By:	/s/ James A. Wilhelm
James A. Wilhelm
Director, President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 18, 2013	By:	/s/ G. Marc Baumann
G. Marc Baumann
Chief Financial Officer, Treasurer & President of Urban Operations
(Principal Financial Officer)

Dated: November 18, 2013	By:	/s/ Daniel R. Meyer
Daniel R. Meyer
Senior Vice President,
Corporate Controller and Assistant Treasurer
(Principal Accounting Officer and Duly Authorized Officer)