Form 10-K/A
period 2012-12-31
STANDARD PARKING CORP
filed 2013-11-19
CIK 1059262

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

200 E Randolph Str, Suite 7700
Chicago Illinois 60601-7702
(Address of Principal Executive Offices, Including Zip Code)

(312) 274-2000
(Registrant's Telephone Number, Including Area Code)

900 N. Michigan Ave, Suite 1600
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

Explanatory Note

        This Annual Report on Form 10-K/A of Standard Parking Corporation (the "Company," "Standard," "we," or "us") for the year ended December 31, 2012 includes restated consolidated balance sheets as of December 31, 2011 and 2012, consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of stockholders' equity and consolidated statements of cash flows for the years ended December 31, 2010, 2011 and 2012 and restated notes to such consolidated financial statements. The Company will not file an amended Annual Report on Form 10-K/A for the annual periods ended December 31, 2010 and 2011. This restatement is to reflect a correction in the manner in which the Company has accounted for deficiency payments under the Company's agreement with the State of Connecticut (the "State") under which the Company operates the surface parking and 3,500 garage parking spaces at Bradley International Airport located in the Hartford, Connecticut metropolitan area (the "Bradley Agreement"). Cumulative deficiency payments under the Bradley Agreement, net of reimbursements, had previously been recorded as a receivable by the Company.

        At the time of the Company's initial accounting for the Bradley Agreement in 2000, the Company's revenue projections as well as the projections included in the Bradley Agreement and in the feasibility study prepared by the State's parking consultant showed that there would be sufficient funds available to repay the deficiency payments, if any, over the term of the Bradley Agreement. The Company continues to believe that the State will be able to repay and expects that the State will ultimately repay the deficiency payments made by the Company under the Bradley Agreement. However, it has now been determined that the recovery of the deficiency payment represents a contingency and, accordingly, (i) the deficiency payments made by the Company under the Bradley Agreement should have been, and should continue to be, recorded as cost of parking services in the reporting periods in which such payments were made, and (ii) the payments to the Company of the principal, interest and premium related to deficiency payments should have been, and should continue to be, recognized as reduction to cost of parking services in the reporting periods in which such repayments were received. This approach is different from the Company's historical practice of reporting such deficiency payments as an accounts receivable and interest and premium received as interest income. The restatement of the Company's historical consolidated financial statements to reflect its correction in accounting for deficiency payments under the Bradley Agreement is referred to herein as the "Restatement."

        In addition, during September 2013, the Company finalized the purchase price allocation for its acquisition of KCPC Holdings, Inc. ("KCPC"), the ultimate present company of Central Parking Corporation, on October 2, 2012. As required by generally accepted accounting principles, the Company has recast the previously issued consolidated financial statements for the year ended December 31, 2012 included in this Annual Report on Form 10-K/A to reflect the impact of the final purchase allocation as if it were completed at the date of acquisition (referred to herein as the "Purchase Allocation Recast").

        For further information regarding the Restatement, see the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission (the "SEC") on November 18, 2013 (the "Restatement 8-K"), and for detailed financial information with respect to the Restatement and the Purchase Allocation Recast, see Note B to the notes to consolidated financial statements included in this Annual Report on Form 10-K/A.

        The following items of the Form 10-K have been modified or revised in this Form 10-K/A to reflect the Restatement and the Purchase Allocation Recast:

  Part II. Item 6. Selected Financial Data;

  Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations;

  Part II. Item 8. Financial Statements and Supplementary Data;

  Part II. Item 9A. Controls and Procedures.; and

  Part IV. Item 15—Exhibits and Financial Statement Schedules

        The Company's principal executive officer, principal financial officer and principal accounting officer have provided currently dated certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 in connection with this Amendment on Form 10-K/A; the certifications are filed as Exhibits 31.1, 31.2, 31.3 and 32.

        This amended Annual Report on Form 10-K/A sets forth the original Annual Report on Form 10-K in its entirety, except as required to reflect the effects of the Restatement and the Purchase Allocation Recast. Except for disclosures affected by the Restatement and the Purchase Allocation Recast, this amended Annual Report on Form 10-K/A speaks as of the original filing date of March 18, 2013 and does not modify or update disclosures in the Form 10-K, including the nature and character of such disclosures, to reflect events occurring or items discovered after the original filing date of the Form 10-K.

        This amended Annual Report on Form 10-K/A should be read in conjunction with the Company's filings made with the SEC subsequent to the original filing date of the Form 10-K, including the Restatement 8-K, the Company's amended Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 31, 2013 and June 30, 2013, as filed with the SEC on November 18, 2013, and the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, also as filed with the SEC on November 18, 2013.

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
  risks related to the Restatement;

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

ITEM 6.    SELECTED FINANCIAL DATA

        The following table presents selected historical consolidated financial data as of December 31, 2012, 2011 and 2010, derived from our audited consolidated financial statements, which are included elsewhere herein. The table also presents selected historical consolidated financial data as of December 31, 2009 and 2008 derived from our audited consolidated financial statements, which are not included herein. The selected historical consolidated financial data reflects the impact of the Restatement and, as applicable the Purchase Allocation Recast, which is more fully described in the explanatory note and footnote B of our consolidated financial statements included in this Annual Report on Form 10-K/A. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Result of Operations" and the historical consolidated financial statements and notes thereto for years 2012, 2011 and 2010 which are included elsewhere herein. The historical results do not necessarily indicate results expected for any future period.

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

Factors" of this Annual Report on Form 10-K for a discussion of risk factors that could impact our future results.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands) (Restated)
Statement of Operations Data:
Parking services revenue:
Lease contracts	$250,355	$147,510	$138,664	$140,441	$154,311
Management contracts	230,501	173,725	171,331	153,382	145,828
Reimbursed management contract revenue	473,082	408,427	411,148	401,671	400,621

Total revenue	953,938	729,662	721,143	695,494	700,760
Cost of parking services:
Lease contracts	231,781	136,494	128,613	130,897	140,058
Management contracts	141,949	97,186	96,912	87,812	71,092
Reimbursed management contract expense	473,082	408,427	411,148	401,671	400,621

Total cost of parking services	846,812	642,107	636,673	620,380	611,771
Gross profit:
Lease contracts	18,574	11,016	10,051	9,544	14,253
Management contracts	88,552	76,539	74,419	65,570	74,736

Total gross profit	107,126	87,555	84,470	75,114	88,989
General and administrative expenses	86,540	48,297	47,878	44,707	47,619
Depreciation and amortization	13,513	6,618	6,074	5,828	6,059

Operating income	7,073	32,640	30,518	24,579	35,311
Interest expense	8,616	4,691	5,335	6,012	6,476
Interest income	(297)	(227)	(218)	(268)	(155)

	8,319	4,464	5,117	5,744	6,321

Income before income taxes	(1,246)	28,176	25,401	18,835	28,990
Income tax (benefit) expense	(3,620)	10,700	9,770	6,807	10,892

Net income	2,374	17,476	15,631	12,028	18,098
Less: Net income attributable to noncontrolling interest(1)	1,034	378	268	123	148

Net income attributable to Standard Parking Corporation(2)	$1,340	$17,098	$15,363	$11,905	$17,950

Balance Sheet Data (at end of year):
Cash and cash equivalents	$28,450	$13,220	$7,305	$8,256	$8,301
Total assets(3)	905,283	242,971	242,843	230,180	222,561
Total debt(4)	310,559	82,013	97,902	113,211	125,064
Total Standard Parking Corporation stockholders' equity(5)	186,248	41,251	29,204	8,554	(2,991)

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

Explanatory Note

        The discussion and analysis below gives effect to the Restatement, which is to reflect a correction in the manner in which the Company has accounted for deficiency payments under the Bradley Agreement. Cumulative deficiency payments under the Bradley Agreement, net of reimbursements, had previously been recorded as an accounts receivable by the Company.

        At the time of the Company's initial accounting for the Bradley Agreement in 2000, the Company's revenue projections as well as the projections included in the Bradley Agreement and in the feasibility study prepared by the State's parking consultant showed that the State would be able to repay deficiency payments, if any, over the term of the Bradley Agreement. The Company continues to believe that the State will be able to repay and expects that the State will ultimately repay the deficiency payments made by the Company under the Bradley Agreement. However, it has now been determined that the recovery of the deficiency payments represents a contingency and accordingly, (i) the deficiency payments made by the Company under the Bradley Agreement should have been, and should continue to be, recorded as cost of parking services in the reporting periods in which such payments were made, and (ii) the repayments to the Company of the principal, interest and premium related to deficiency payments should have been, and should continue to be, recognized as a reduction in the cost of parking services during or in the reporting periods in which such repayments were received. This approach is different from the Company's historical practice of reporting such deficiency payments as accounts receivable.

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

        During September 2013, the Company finalized the purchase price allocation for the Central Merger. As required by generally accepted accounting principles, the Company has recast the previously issued consolidated financial statements for the year ended December 31, 2012 included in this Annual Report on Form 10-K/A to reflect the impact of the final purchase allocation as if it were completed at the date of acquisition. The discussion and analysis below gives effect to the Purchase Allocation Recast.

        For further information regarding the Restatement, see the Restatement 8-K, and for detailed financial information with respect to the Restatement and the Purchase Allocation Recast, see Note B to consolidated financial statements included in this Annual Report on Form 10-K/A.

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

        In evaluating our financial condition and operating performance, management's primary focus is on our gross profit, total general and administrative expense and general and administrative expense as a percentage of our gross profit. Although the underlying economics to us of management contracts and leases are similar, the manner in which we are required to account for them differs. Revenue from leases includes all gross customer collections derived from our leased locations (net of parking tax), whereas revenue from management contracts only includes our contractually agreed upon management fees and amounts attributable to ancillary services. Gross customer collections at facilities under management contracts, therefore, are not included in our revenue. Accordingly, while a change in the proportion of our operating agreements that are structured as leases versus management contracts may cause significant fluctuations in reported revenue and expense of parking services, that change will not artificially affect our gross profit. For example, excluding Central as of December 31, 2012, 91% of our locations were operated under management contracts and 81.2% of our gross profit for the year ended December 31, 2012 was derived from management contracts. Excluding Central, only 52.7% of total revenue (excluding reimbursed management contract revenue), however, was from management contracts because under those contracts the revenue collected from parking customers belongs to our clients. Therefore, gross profit and total general and administrative expense, rather than revenue, are management's primary focus.

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

        Parking services revenue—lease contracts.    Lease contract revenue increased $102.9 million, or 69.8%, to $250.4 million for the year ended December 31, 2012, compared to $147.5 million for the year-ago period. The increase in lease contract revenue consisted of an increase from the Standard operations of $19.2 million, or 13.0%, and $83.7 million from the Central operations. The increase resulted primarily from increases in revenue from new and same locations and acquisitions, partially offset by decreases in revenue from contract expirations and fewer locations that converted from management contracts during the current year. Same location revenue for those facilities, which as of December 31, 2012 are the comparative periods for the two years presented, increased 6.7%. The increase in same location revenue was due to increases in short-term parking revenue of $7.9 million, or 8.0%, and increases in monthly parking revenue of $1.2 million, or 3.0%. Revenue associated with contract expirations relates to contracts that expired during the current period.

        Parking services revenue—management contracts.    Management contract revenue increased $56.8 million, or 32.7%, to $230.5 million for the year ended December 31, 2012, compared to $173.7 million for the year-ago period. The increase in management contact revenue consisted of an increase from the Standard operations of $12.7 million, or 7.3%, and $44.1 million from the Central operations. The increase resulted primarily from increases in revenue from new locations, acquisitions and same locations, which was partially offset by the decrease in contract expirations. Same location revenue for those facilities, which as of December 31, 2012 are the comparative periods for the two years presented, increased 4.0%, primarily due to increased fees from reverse management locations and ancillary services.

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

        Management contract revenue increased primarily due to new locations and acquisitions in all five operating regions, combined with same location revenue in regions one, three, four, five and other. This was partially offset by contract expirations in regions one, three, four and five and same locations in region two. The increases in same location revenue were primarily due to an increase in fees from reverse management locations and ancillary services. For comparability purposes, revenue associated with contract expirations relate to the contracts that expired during the current period.

        Segment cost of parking services information is summarized as follows:

	Year Ended December 31,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	Amount	%
	(In millions)
Cost of parking services lease contracts:
New location	$2.3	$0.3	$—	$—	$4.1	$0.7	$0.2	$—	$9.6	$—	$—	$—	$16.2	$1.0	$15.2	1520.0
Contract expirations	0.8	3.2	—	—	0.2	2.2	0.4	0.7	1.1	1.7	—	—	2.5	7.8	(5.3)	(67.9)
Same location	66.1	61.5	—	—	16.8	15.6	40	35.3	13.8	13.0	(1.1)	(0.1)	135.6	125.3	10.3	8.2
Conversions	1.0	1.6	—	—	—	—	0.8	0.8	—	—	—	—	1.8	2.4	(0.6)	(25.0)
Acquisition	56.4	—	1.3	—	7.4	—	(0.2)	—	12.3	—	(1.5)	—	75.7	—	75.7	—

Total cost of parking services lease contracts	$126.6	$66.6	$1.3	$—	$28.5	$18.5	$41.2	$36.8	$36.8	$14.7	$(2.6)	$(0.1)	$231.8	$136.5	$95.3	69.8

Cost of parking services management contracts:
New location	$3.4	$0.9	$5.4	$—	$4.5	$1.1	$3.1	$1.6	$0.9	$0.3	$—	$—	$17.3	$3.9	$13.4	343.6
Contract expirations	1.1	5.0	0.9	0.4	2.0	5.3	—	1.0	0.9	0.4	—	—	4.9	12.1	(7.2)	(59.5)
Same location	18.6	17.2	6.8	6.8	25.0	24.2	30.6	29.7	8.8	4.9	(1.0)	(1.7)	88.8	81.1	7.7	9.5
Conversions	0.1	0.1	—	—	—	—	—	—	—	—	—	—	0.1	0.1	—	—
Acquisition	10.3	—	4.7	—	4.5	—	10.9	—	3.6	—	(3.2)	—	30.8	—	30.8	—

Total cost of parking services management contracts	$33.5	$23.2	$17.8	$7.2	$36.0	$30.6	$44.6	$32.3	$14.2	$5.6	$(4.2)	$(1.7)	$141.9	$97.2	$44.7	46.0

        Cost of parking services—lease contracts.    Cost of parking services for lease contracts increased $95.3 million, or 69.8%, to $231.8 million for the year ended December 31, 2012, compared to $136.5 million for the year-ago period. The increase in cost of parking services for lease contracts consisted of an increase from the Standard operations of $19.6 million, or 14.4%, and $75.7 million from the Central operations. The increase resulted primarily from increases in costs from new and same locations and acquisitions, which was partially offset by decreases in contract expirations and fewer locations that converted from management contracts during the current year. Same location costs for those facilities, which as of December 31, 2012 are the comparative for the two years presented, increased 8.2%. Same location costs increased $10.3 million primarily due to higher rent expense, primarily as a result of contingent rental payments on the increase in revenue for same locations.

        Cost of parking services—management contracts.    Cost of parking services for management contracts increased $44.7 million, or 46.0%, to $141.9 million for the year ended December 31, 2012, compared to $97.2 million for the year-ago period. The increase in cost of parking services for management contracts consisted of an increase from the Standard operations of $13.9 million, or 14.3%, and $30.8 million from the Central operations. The increase resulted from increases in costs related to new reverse management locations, same locations and acquisitions, which was partially offset by decreases in contract expirations. Same location costs for those facilities, which as of December 31, 2012 are the comparative for the two years presented, increased 9.5%. Same location increase in operating expenses for management contracts primarily resulted from increases in costs associated with reverse management contracts and the cost of providing management services. Same location cost also includes an unfavorable change in net insurance loss experience reserve estimates relating to prior years of $0.6 million and a favorable health insurance dividend related to prior years of $0.9 million.

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

        Cost of parking services for management contracts increased due to new locations and acquisitions in all five operating regions, combined with increases in same locations in regions one, three, four, five, and other, contract expirations in regions two and five. Partially offsetting, were decreases due to contract expirations in regions one, three and four, and acquisitions in the other region. Same location cost increases primarily resulted from increases in costs associated with reverse management contracts and the cost of providing management services. The other region amounts in same location primarily represent prior year insurance reserve adjustments, a favorable health insurance dividend related to prior years and costs that are not specifically identifiable to a region.

        Segment gross profit/gross profit percentage information is summarized as follows:

	Year Ended December 31,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	Amount	%
	(In millions)
Gross profit lease contracts:
New location	$0.3	$—	$—	$—	$(0.1)	$—	$—	$—	$0.5	$—	$—	$—	$0.7	$—	$0.7	—
Contract expirations	—	0.2	—	—	—	—	—	(0.1)	0.1	0.1	—	—	0.1	0.2	(0.1)	(50.0)
Same location	4.1	5.3	—	—	2.0	1.9	1.4	2.7	1.0	0.8	1.1	0.1	9.6	10.8	(1.2)	11.1
Conversions	0.1	(0.1)	—	—	—	—	0.1	0.1	—	—	—	—	0.2	—	0.2	—
Acquisition	2.7	—	0.1	—	0.3	—	0.2	—	3.3	—	1.4	—	8.0	—	8.0	—

Total gross profit lease contracts	$7.2	$5.4	$0.1	$—	$2.2	$1.9	$1.7	$2.7	$4.9	$0.9	$2.5	$0.1	$18.6	$11.0	$7.6	69.1

	(Percentages)
Gross profit percentage lease contracts:
New location	11.5	—	—	—	(2.5)	—	—	—	5.0	—	—	—	4.1	—
Contract expirations	—	5.9	—	—	—	—	—	(16.7)	8.3	5.6	—	—	3.8	2.5
Same location	5.8	7.9	—	—	10.6	10.9	3.4	7.1	6.8	5.8			6.6	7.9
Conversions	9.1	(6.7)	—	—	—	—	11.1	11.1	—	—	—	—	10.0	—
Acquisition	4.6	—	7.1	—	3.9	—	—	—	21.2	—	(1400.0)	—	9.6	—

Total gross profit percentage	5.4	7.5	7.1	—	7.2	9.3	4.0	6.8	11.8	5.8	(2500.0)	—	7.5	7.5

	(In millions)
Gross profit management contracts:
New location	$3.1	$0.6	$1.0	$0.1	$2.5	$0.8	$(0.4)	$(0.7)	$1.1	$0.5	$—	$—	$7.3	$1.3	$6.0	461.5
Contract expirations	1.5	3.8	0.3	(0.1)	1.6	3.5	—	0.2	(0.4)	1.1	—	—	3.0	8.5	(5.5)	(64.7)
Same location	22.4	22.0	1.8	2.0	18.2	18.9	15.1	15.7	4.7	4.9	2.2	2.7	64.4	66.2	(1.8)	(2.7)
Conversions	0.6	0.5	—	—	—	—	—	—	—	—	—	—	0.6	0.5	0.1	20.0
Acquisition	4.8	—	0.7	—	0.9	—	2.1	—	2.6	—	2.2	—	13.3	—	13.3	—

Total gross profit management contracts	$32.4	$26.9	$3.8	$2.0	$23.2	$23.2	$16.8	$15.2	$8.0	$6.5	$4.4	$2.7	$88.6	$76.5	$12.1	15.8

	(Percentages)
Gross profit percentage management contracts:
New location	47.7	40.0	15.6	100.0	35.7	42.1	(14.8)	(77.8)	55.0	62.5	—	—	29.7	25.0
Contract expirations	57.7	43.2	25.0	(33.3)	44.4	39.8	—	16.7	(80.0)	73.3	—	—	38.0	41.3
Same location	54.6	56.1	20.9	22.7	42.1	43.9	33.0	34.6	34.8	50.0	183.3	270.0	42.0	44.9
Conversions	85.7	83.3	—	—	—	—	—	—	—	—	—	—	85.7	83.3
Acquisition	42.9	—	25.9	—	33.3	—	50.0	—	55.3	—	(220.0)	—	54.3	—

Total gross profit percentage	52.3	53.7	20.1	21.7	41.1	43.1	27.4	32	38.6	53.7	2200.0	270.0	38.4%	44%

        Gross profit—lease contracts.    Gross profit for lease contracts increased $7.6 million, or 69.1%, to $18.6 million for the year ended December 31, 2012, compared to $11.0 million for year-ago period. The increase in gross profit for lease contracts consisted of a decrease from the Standard Operations of $0.4 million, or (3.6%) and an increase of $8.0 million from the Central Operations. Gross profit percentage for lease contracts 7.5% for the year ended December 31, 2012, remained at 7.5% for the year-ago period. Gross profit lease contracts increases were primarily the result of new locations and acquisitions, partially offset by same locations. Gross profit lease contracts increases on same locations were primarily the result of increases in short-term and monthly parking revenue and a favorable health insurance dividend related to prior years.

        Gross profit—management contracts.    Gross profit for management contracts increased $12.1 million, or 15.8%, to $88.6 million for the year ended December 31, 2012, compared to $76.5 million in for the year-ago period. The increase in gross profit for management contracts consisted of a decrease from the Standard operations of $1.2 million, or 1.6%, and an increase of $13.3 million from Central operations. Gross profit percentage for management contracts decreased to 38.4% for the year ended December 31, 2012, compared to 44.0% for the year-ago period. Gross profit for management contracts increases were primarily the result of new locations, acquisitions and conversions, offset by same locations and contract expirations. Gross profit management contracts decreases on same locations were primarily the result of increases in costs associated with reverse management contracts and the cost of providing management services. Gross profit percentage on same and new locations and contract expirations accounted for most of the decline on a percentage basis.

        Gross profit for lease contracts increased primarily due to new locations in regions one and five, conversions in region one, same locations in regions three, five and other, contract expirations in region four and acquisitions in all regions. Partially offsetting, were contract expirations in region one and same locations in regions one and four, and new locations in regions one and five. Gross profit lease contracts on same locations decreased primarily due to increases in rent noted previously.

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

        General and administrative expenses.    General and administrative expenses increased $38.2 million, or 79.1%, to $86.5 million for year ended December 31, 2012, compared to $48.3 million for the year-ago period. This increase was primarily related to professional fees incurred in connection with the merger with Central of $26.9 million, additional RSU grants of $0.7 million, the addition of general and administrative expenses related to Central of $14.5 million partially offset by cost savings from process efficiencies of $2.0 million, acquisition earn-out liability valuation changes of $0.7 million and a favorable health insurance dividend related to prior years of $1.2 million.

        Interest expense.    Interest expense increased $3.9 million, or 83.0%, to $8.6 million for the year ended December 31, 2012, as compared to $4.7 million in the year-ago period. This increase resulted primarily from an increase in borrowings and the write-off of our interest rate cap in connection with the extinguishment of debt related to our former Amended and Restated Credit Agreement, dated as of July 15, 2008.

        Interest income.    Interest income decreased slightly by $0.1 million, or 30.8%, to $0.3 million for the year ended December 31, 2012, as compared to $0.2 million in the year-ago period.

        Income tax expense.    Income tax expense decreased $14.3 million, or 133.6%, to a tax benefit of $3.6 million for the year ended December 31, 2012, as compared to $10.7 million of tax expense for the year ended December 31, 2011. Our effective tax rate was 290.5% for the year ended December 31, 2012 and 38.0% for the year ended December 31, 2011. The $3.6 million tax benefit was primarily due to the reversal of a FIN 48 tax reserve which was offset with tax expense.

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

        Segment cost of parking services information is summarized as follows:

	Year Ended December 31,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	Amount	%
	(In millions)
Cost of parking services lease contracts:
New location	$4.1	$1.2	$—	$—	$1.7	$0.6	$—	$—	$—	$—	$—	$—	$5.8	$1.8	$4.0	222.2
Contract expirations	0.8	3.8	—	—	0.2	0.6	0.2	1.1	0.3	0.5	—	—	1.5	6.0	(4.5)	(75.0)
Same location	54.5	53.4	—	—	14.7	14.1	36.6	35.4	14.4	13.7	(0.1)	(0.2)	120.1	116.4	3.7	3.2
Conversions	7.2	3.8	—	—	1.9	0.6	—	—	—	—	—	—	9.1	4.4	4.7	106.8

Total cost of parking services lease contracts	$66.6	$62.2	$—	$—	$18.5	$15.9	$36.8	$36.5	$14.7	$14.2	$(0.1)	$(0.2)	$136.5	$128.6	$7.9	6.1

Cost of parking services management contracts:
New location	$2.7	$0.3	$0.9	$0.1	$3.0	$0.8	$19.5	$12.9	$0.5	$0.2	$—	$—	$26.6	$14.3	$12.3	86.0
Contract expirations	1.2	3.4	—	9.7	1.4	2.5	0.8	1.4	0.2	0.8	—	—	3.6	17.8	(14.2)	(79.8)
Same location	19.3	15.6	6.3	1.7	26.2	25.7	12.0	16.2	4.9	5.8	(1.7)	(0.2)	67.0	64.8	2.2	3.4
Conversions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Total cost of parking services management contracts	$23.2	$19.3	$7.2	$11.5	$30.6	$29.0	$32.3	$30.5	$5.6	$6.8	$(1.7)	$(0.2)	$97.2	$96.9	$0.3	0.3

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

        Cost of parking services—management contracts.    Cost of parking services for management contracts increased $0.3 million, or 0.3%, to $97.2 million for the year ended December 31, 2011, compared to $96.9 million for the year-ago period. The increase resulted from increases in costs related to new reverse management locations and an increase in deficiency payments made pursuant to the Bradley Agreement, which was offset by the decrease in costs from contract expirations. Same location costs for those facilities, which as of December 31, 2011 are the comparative for the two years presented, increased 3.4%. Same location increase in operating expenses for management contracts primarily resulted from increases in costs associated with reverse management contracts and the cost of providing management services. Same location cost also includes a favorable change in net insurance loss experience reserve estimates relating to prior years of $0.5 million and a favorable health insurance dividend received relating to prior years of $0.8 million.

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

        Segment gross profit/gross profit percentage information is summarized as follows:

	Year Ended December 31,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	Amount	%
	(In millions)
Gross profit lease contracts:
New location	$0.5	$0.2	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$0.5	$0.2	$0.3	150.0
Contract expirations	—	0.2	—	—	—	0.2	(0.2)	(0.1)	—	—	—	—	(0.2)	0.3	(0.5)	(166.7)
Same location	4.9	4.6	—	—	1.7	1.5	2.9	3.0	0.9	0.6	0.1	0.2	10.5	9.9	0.6	6.1
	—	(0.3)	—	—	0.2	—	—	—	—	—	—	—	0.2	(0.3)	0.5	(166.7)

Total gross profit lease contracts	$5.4	$4.7	$—	$—	$1.9	$1.7	$2.7	$2.9	$0.9	$0.6	$0.1	$0.2	$11.0	$10.1	$0.9	8.9

	(Percentages)
Gross profit percentage lease contracts:
New location	10.9	14.3	—	—	—	—	—	—	—	—	—	—	7.9	10.0
Contract expirations	—	5.0	—	—	—	25.0	—	(10.0)	—	—	—	—	(15.4)	4.8
Same location	8.2	7.9	—	—	10.4	9.6	7.3	7.8	5.9	4.2			8.0	7.8
	—	(8.6)	—	—	9.5	—	—	—	—	—	—	—	2.2	(7.3)

Total gross profit percentage	7.5	7.0	—	—	9.3	9.7	6.8	7.4	5.8	4.1	—	—	7.5	7.3

	(In millions)
Gross profit management contracts:
New location	$3.4	$0.6	$0.5	$—	$2.1	$0.6	$0.5	$1.1	$1.1	$0.3	$—	$—	$7.6	$2.6	$5.0	192.3
Contract expirations	0.8	2.8	—	1.8	0.9	4.0	0.2	0.3	0.4	1.5	—	—	2.3	10.4	(8.1)	(77.9)
Same location	22.6	21.4	1.5	1.5	20.2	19.5	14.5	2.6	4.4	4.4	2.7	1.1	66.5	61.0	4.1	6.5
Conversions	0.1	0.3	—	—	—	0.1	—	—	—	—	—	—	0.1	0.4	(0.3)	(75.0)

Total gross profit management contracts	$26.9	$25.1	$2.0	$3.3	$23.2	$24.2	$15.2	$4.0	$6.2	$6.2	$2.7	$1.1	$76.5	$74.4	$0.7	0.9

	(Percentages)
Gross profit percentage management contracts:
New location	55.7	66.7	35.7	—	41.2	42.9	2.5	7.9	68.8	60.0	—	—	22.2	15.4
Contract expirations	40.0	45.2	—	15.7	39.1	61.5	20.0	17.6	66.7	65.2	—	—	39.0	36.9
Same location	53.9	57.8	19.2	46.9	43.5	43.1	31.2	—	50.5	43.1	270.0	122.2	50.6	50.4
Conversions	100.0	100.0	—	—	—	100.0	—	—	—	—	—	—	100.0	100.0

Total gross profit percentage	53.7	56.5	21.7	22.3	43.1	45.5	32.0	20.0	53.7	47.7	270.0	122.2	44.0%	43.4%

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

        Gross profit—management contracts.    Gross profit for management contracts increased $2.1 million, or 2.8%, to $76.5 million for the year ended December 31, 2011, compared to $74.4 million for the year-ago period. Gross profit percentage for management contracts decreased to 44.0% for the year ended December 31, 2011, compared to 43.4% for the year-ago period. Gross profit for management contracts increases were primarily the result of new locations and same locations and the decrease in deficiency payments made pursuant to the Bradley Agreement, offset by contract expirations and conversions. Gross profit management contracts increases on same locations were primarily the result of increased revenue associated with increased fees from reverse management locations and ancillary services.

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

        Interest income.    Interest income remained constant at $0.2 million for the year ended December 31, 2011.

        Income tax expense.    Income tax expense increased $0.9 million, or 9.2%, to $10.7 million for the year ended December 31, 2011, as compared to $9.8 million in the year-ago period. The effective tax rate for the year ended December 31, 2011 was 38.0% compared to 38.5% for the year-ago period.

  Unaudited Quarterly Results

        The following table sets forth our unaudited quarterly consolidated statement of income data for the years ended December 31, 2012 and December 31, 2011, giving effect to the Restatement and, as applicable, the Purchase Allocation Recast. The unaudited quarterly information has been prepared on the same basis as the annual financial information and, in management's opinion, includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information for the quarters presented. Historically, our operating results have varied from quarter to quarter and are expected to continue to fluctuate in the future. These fluctuations have been due to a number of factors, including: general economic conditions in our markets; acquisitions; additions of contracts; expiration and termination of contracts; conversion of lease contracts to management contracts; conversion of management contracts to lease contracts and changes in terms of contracts that are retained and timing of general and administrative expenditures. The operating results for any historical quarter are not necessarily indicative of results for any future period.

	2012 Quarters Ended					2011 Quarters Ended
	March 31	June 30	September 30	December 31(1)		March 31	June 30	September 30	December 31
	(Unaudited)					(Unaudited)
	($ in thousands except share and per share data)
Parking services revenue:
Lease contracts	$37,544	$42,414	$42,969	$127,428		$35,205	$37,193	$37,501	$37,611
Management contracts	47,964	44,372	49,226	88,939		45,954	42,343	43,259	42,169
Reimbursed management contract revenue	103,937	104,160	100,958	164,027		101,124	100,126	106,365	100,812

Total revenue	189,445	190,946	193,153	380,394		182,283	179,662	187,125	180,592
Cost of parking services:
Lease contracts	35,387	38,000	40,108	118,286		33,499	34,286	34,049	34,660
Management contracts	29,271	24,071	30,713	57,894		28,042	22,781	23,116	23,247
Reimbursed management contract revenue	103,937	104,160	100,958	164,027		101,124	100,126	106,365	100,812

Total cost of parking services	168,595	166,231	171,779	340,207		162,665	157,193	165,530	158,719
Gross profit:
Lease contracts	2,157	4,414	2,861	9,142		1,706	2,907	3,452	2,951
Management contracts	18,693	20,301	18,513	31,045		17,912	19,562	20,143	18,922

Total gross profit	20,850	24,715	21,374	40,187		19,618	22,469	23,595	21,873
General and administrative expenses	15,045	14,868	13,846	42,781		11,182	11,597	11,814	13,704
Depreciation and amortization	1,728	1,807	1,723	8,255		1,533	1,677	1,683	1,725

Operating income	4,077	8,040	5,805	(10,849)		6,903	9,195	10,098	6,444
Other expense (income):
Interest expense	1,130	1,132	1,093	5,261		1,169	1,180	1,197	1,145
Interest income	(70)	(50)	(61)	(116)		(60)	(59)	(41)	(67)

	1,060	1,082	1,032	5,145		1,109	1,121	1,156	1,078
Income before income taxes	3,017	6,958	4,773	(15,994)		5,794	8,074	8,942	5,366
Income tax expense	1,215	2,801	2,504	(10,140)		2,272	3,235	3,427	1,766

Net income	1,802	4,157	2,269	(5,854)		3,522	4,839	5,515	3,600
Less: Net income (loss) attributable to noncontrolling interest	72	85	75	802		86	85	89	118

Net income attributable to Standard Parking Corporation	$1,730	$4,072	$2,194	$(6,656)		$3,436	$4,754	$5,426	$3,482

Common stock data:
Common stock data:
Net income per share:
Basic	$0.11	$0.26	$0.14	$(0.30)	(2)	$0.22	$0.30	$0.35	$0.22
Diluted	$0.11	$0.26	$0.14	$(0.30	)(2)	$0.21	$0.29	$0.34	$0.22
Weighted average shares outstanding:
Basic	15,563,914	15,665,263	15,668,129	21,836,583	(2)	15,790,875	15,834,622	15,704,837	15,485,793
Diluted	15,820,118	15,900,659	15,928,685	21,836,583	(2)	16,146,106	16,164,114	16,034,330	15,845,173

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

  Deficiency Payments

        Pursuant to our obligations with respect to the parking garage operations at Bradley International Airport, we are required to make certain payments for the benefit of the State of Connecticut and for holders of special facility revenue bonds. The deficiency payments represent contingent interest bearing advances to the trustee to cover operating cash flow requirements. As of December 31, 2012, we had made $14.6 million of cumulative deficiency payments to the trustee, net of reimbursements. Deficiency payments are recorded as cost parking services. We believe these advances to be fully recoverable and will recognize the principal, interest and premium payments related to these deficiency payments when they are received. We do not directly guarantee the payment of any principal or interest on any debt obligations of the state or the trustee.

        We made deficiency payments (net of repayments received) of $1.2 million in the year ended December 31, 2012 compared to deficiency payments (net of repayments received) of $1.3 million made in the year ended December 31, 2011. We received $0.1 million in interest on deficiency repayments from the trustee in the year ended December 31, 2012 compared to $0.3 million in interest and $0.1 million in premium in the year ended December 31, 2011.

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

  Net Cash Provided by Operating Activities

        Our primary sources of funds are cash flows from operating activities and changes in operating assets and liabilities. Net cash provided by operating activities totaled $11.4 million for 2012, compared to $35.0 million for 2011. Cash provided during 2012 included $27.6 million from operations which was partially offset by changes in operating assets and liabilities that resulted in a use of $16.1 million. The net decrease in changes in operating assets and liabilities resulted primarily from; (i) a decrease in accrued liabilities of $21.8 million primarily related to Central which included a reversal of a FIN 48 accrued tax liability of $12.3 million, $10.7 million in reductions in accrued rents, payroll, property taxes and related benefits and casualty loss reserves; (ii) an increase in notes and accounts receivables of $6.0 million; (iii) an increase in accounts payable of $9.1 million which primarily resulted from the timing on payments to our clients and new business that are under management contracts as described under "Daily Cash Collections"; and (iv) a net decrease in prepaid and other assets of $1.9 million.

        Our primary sources of funds are cash flows from operating activities and changes in operating assets and liabilities. Net cash provided by operating activities totaled $35.0 million for 2011, compared to $19.5 million for 2010. Cash provided during 2011 included $29.6 million from operations and changes in operating assets and liabilities of $5.2 million. The net increase in cash resulted primarily from (i) a decrease in notes and accounts receivable by $5.4 million which primarily related to improved customer collections; (ii) an increase in accrued other liabilities of $0.6 million which primarily related an increase in accrued rent partially offset by a decrease in other long-term liabilities; (iii) an increase in accounts payable by $0.8 million which primarily resulted from the timing on payments to our clients and new business that are under management contracts as described under "Daily Cash Collections"; offset by an increase of $0.2 million in prepaid assets primarily related to an increase in prepaid rent and prepaid expenses related to event planning and transportation; and an increase in other assets of $1.3 million primarily related to an increase in the cash surrender values related to the non-qualified deferred compensation plan.

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

		Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(In thousands)
Long-term debt(1)	$310,559	$21,837	$83,672	$203,779	$1,271
Operating leases(2)	841,980	168,254	331,410	73,005	269,310
Other long-term liabilities(3)	75,306	26,636	35,950	2,854	9,867
Letters of credit(4)	56,006	9,350	—	46,656	—

Total	$1,283,851	$225,992	$451,117	$326,294	$280,448

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

        As of December 31, 2012, we had goodwill of $439.5 million. Goodwill represents the excess of cost over the fair market value of the net assets acquired. Goodwill is not amortized, but rather tested for impairment at least annually in the fourth quarter. On an annual basis and in accordance with ASC 350 Intangibles—Goodwill and other, the Company tests for goodwill impairment using a two-step process, unless there is a triggering event, in which case a test would be performed at the time that such triggering event occurs.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures

        Prior to the filing of our original Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (the "Evaluation") at a reasonable assurance level as of the last day of the period covered by this Report.

        Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act") as controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Corporate Controller, to allow timely decisions regarding required disclosures.

        It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions, regardless of how remote.

        Based upon the Evaluation, our Chief Executive Officer, Chief Financial Officer and Corporate Controller had concluded that our disclosure controls and procedures were effective at the reasonable assurance level. Subsequently, during the third quarter of Fiscal 2013, we identified a material weakness in our internal control over financial reporting with respect to our historical accounting treatment of an account receivable for deficiency payments made pursuant to the Bradley Agreement, as discussed below. Solely as a result of the identification of this material weakness in our internal control over financial reporting, our Chief Executive Officer, Chief Financial Officer and Corporate Controller have now concluded that the design of our disclosure controls and procedures were not effective at a reasonable assurance level as of the last day of the period covered by this Report.

(b)
Management's Annual Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of our published financial statements.

        Prior to the filing of our original Annual Report on Form 10-K for the fiscal year ended December 31, 2012, our management assessed the effectiveness of our internal control over financial reporting as of the last day of the period covered by the report. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework. Based on this assessment, our management had believed that as of December 31, 2012, our internal control over financial reporting was effective based on those criteria. Management's assessment of internal control over financial reporting as of December 31, 2012 excludes the internal control over financial reporting related to Central Parking Corporation (acquired on October 2, 2012). Central is included in the 2012 consolidated financial statements of the Company and constituted $624.9 and $142.5 of total and net assets, respectively, as of December 31, 2012 and $190.0 and $0.9 of revenues and net income, respectively, for the year then ended. Subsequently, during the third quarter of Fiscal 2013, we identified a design deficiency that constitutes a material weakness in our internal controls over financial reporting related to the Bradley Agreement as of December 31, 2012. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

        Specifically, because of our need to undertake the Restatement, we identified a design deficiency in our controls over the application of complex technical accounting standards to our accounting for deficiency payments made pursuant to the terms of the Bradley Agreement. Accounting for such deficiency payments was particularly challenging because of the of the unique and complicated nature of the Bradley Agreement and the Company's underlying arrangement with the State of Connecticut., In light of our identification of this design deficiency, our management reassessed the effectiveness of our internal control over financial reporting as of the last day of the period covered by the report. Based on this reassessment, and solely due to our identification of this design deficiency, our management now believes that, as of December 31, 2012, our internal control over financial reporting was not effective.

        Ernst & Young LLP has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K/A and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting.

  Planned Remediation Efforts to Address Material Weakness

        After reviewing the circumstances leading up to the Restatement, both management and the Audit Committee are unaware of any evidence that the Restatement is due to any systemic misapplication of, or intentional noncompliance with, generally accepted accounting principles or other systemic failure of accounting controls. Furthermore, given the complex and unique nature of the Bradley Agreement and related accounting, the Company does not believe the change applies to any of its other contracts.

        To remediate, we have revised the accounting for the deficiency payments under the Bradley Agreement and plan to implement remedial measures including a review of any lease or management agreements that may we may enter into in the future which include contingent provisions similar to those in the Bradley Agreement (although we do not currently expect to enter into any such agreements in the future). More specifically, we are developing updated procedures to reflect the technical guidance for accounting for such arrangements. As well as the ongoing accounting for such transactions. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively

        We expect that the remediation related to controls over the remedial measures mentioned above will be completed prior to the fiscal year ending December 31, 2013.

(c)
Changes in Internal Control Over Financial Reporting

        Management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Central Parking Corporation, which is included in the 2012 consolidated financial statements of Standard Parking Corporation and constituted $624.9 million and $142.5 million of total and net assets, respectively, as of December 31, 2012 and $190 million and $0.9 million of revenue and net income, respectively, for the year then ended.

        Except as otherwise discussed above, there were no changes in our internal control over financial reporting in the three months ended December 31, 2012 that have materially affected or are reasonably likely to materially affect such controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

(d)
Limitations of the Effectiveness of Internal Control

        A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected.

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

        As discussed in Note B to the consolidated financial statements, the consolidated financial statements, and related financial statement schedule, for each of the three years in the period ended December 31, 2012 have been restated to correct for an error in the accounting for a long-term receivable resulting from a contract with a specific customer.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Standard Parking Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2013, except for the effects of the material weakness described in the sixth paragraph therein, as to which the date is November 18, 2013, expressed an adverse opinion thereon.

/s/ ERNST & YOUNG LLP
Chicago, Illinois March 18, 2013, except for Note B, as to which the date is November 18, 2013

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

        In our report dated March 18, 2013, we expressed an unqualified opinion that Standard Parking Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria. Management has subsequently determined that a deficiency in controls related to a design deficiency in the controls over the application of complex technical accounting standards to the accounting for deficiency payments made pursuant to the terms of a contract with a specific customer exists, and has further concluded that such deficiency represented a material weakness as of December 31, 2012. As a result, management has revised its assessment, as presented in the accompanying Management's Report on Internal Control Over Financial Reporting; to conclude that Standard Parking Corporation's internal control over financial reporting was not effective as of December 31, 2012. Accordingly, our present opinion on the effectiveness of Standard Parking Corporation's internal control over financial reporting as of December 31, 2012, as expressed herein, is different from that expressed in our previous report.

        A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

The following material weakness has been identified and included in management's assessment. Management has identified a material weakness in controls over the application of complex technical accounting standards to the accounting for deficiency payments made pursuant to the terms of a contract with a specific customer. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Standard Parking Corporation as of December 31, 2012 and December 31, 2011, and the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of those consolidated financial statements and this report does not affect our report dated March 18, 2013, except for Note B, as to which the date is November 18, 2013, which expressed an unqualified opinion on those financial statements.

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

        In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Standard Parking Corporation has not maintained effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

/s/ ERNST & YOUNG LLP
Chicago, Illinois March 18, 2013, except for the effects of the material weakness described in the sixth paragraph above, as to which the date is November 18, 2013

STANDARD PARKING CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	($ In thousands, except for share and per share data) (Restated—Note B)
ASSETS
Current assets:
Cash and cash equivalents	$28,450	$13,220
Notes and accounts receivable, net	111,498	46,396
Prepaid expenses and supplies	27,823	2,419
Deferred taxes	15,265	2,770

Total current assets	183,036	64,805
Leasehold improvements, equipment, land and construction in progress, net	40,402	16,732
Other assets:
Advances and deposits	8,540	5,261
Intangible assets, net	197,344	1,358
Other assets, net	22,260	8,112
Cost of contracts, net	14,215	14,286
Goodwill	439,486	132,417

	681,845	161,434

Total assets	$905,283	$242,971

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$129,034	$44,747
Accrued rent	11,444	5,074
Compensation and payroll withholdings	34,562	11,132
Property, payroll and other taxes	11,740	3,228
Accrued insurance	27,972	7,784
Accrued expenses	23,582	14,086
Current portion of unfavorable lease contracts	17,467	—
Current portion of long-term debt obligations	21,837	754

Total current liabilities	277,638	86,805
Deferred taxes	19,079	7,355
Long-term borrowings, excluding current portion:
Obligations under senior credit facility	286,727	80,000
Other long-term debt obligations	1,995	1,259

	288,722	81,259
Unfavorable lease contracts	74,758	—
Other long-term liabilities	58,086	26,386
Stockholders' equity:
Preferred Stock, par value $0.01 per share; 5,000,000 shares authorized as of December 31, 2012 and 2011; no shares issued	—	—
Common stock, par value $.001 per share; 50,000,000 shares authorized as of December 31, 2012, and 2011; 21,870,770 and 15,464,864 shares issued and outstanding as of December 31, 2012, and 2011, respectively	22	15
Additional paid-in capital	236,375	92,662
Accumulated other comprehensive (loss) income	(381)	(318)
Accumulated deficit	(49,768)	(51,108)

Total Standard Parking Corporation stockholders' equity	186,248	41,251
Noncontrolling interest	752	(85)

Total equity	187,000	41,166

Total liabilities and stockholders' equity	$905,283	$242,971

See Notes to Consolidated Financial Statements.

STANDARD PARKING CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2012	2011	2010
	($ In thousands, except for share and per share data) (Restated Note B)
Parking services revenue:
Lease contracts	$250,355	$147,510	$138,664
Management contracts	230,501	173,725	171,331
Reimbursed management contract revenue	473,082	408,427	411,148

Total revenue	953,938	729,662	721,143
Costs and expenses:
Cost of parking services:
Lease contracts	231,781	136,494	128,613
Management contracts	141,949	97,186	96,912
Reimbursed management contract expense	473,082	408,427	411,148

Total cost of parking services	846,812	642,107	636,673
Gross profit:
Lease contracts	18,574	11,016	10,051
Management contracts	88,552	76,539	74,419

Total gross profit	107,126	87,555	84,470
General and administrative expenses(1)	86,540	48,297	47,878
Depreciation and amortization	13,513	6,618	6,074

Total costs and expenses	946,865	697,022	690,625
Operating income	7,073	32,640	30,518
Other expenses (income):
Interest expense	8,616	4,691	5,335
Interest income	(297)	(227)	(218)

	8,319	4,464	5,117
Income (loss) before income taxes	(1,246)	28,176	25,401
Income tax (benefit) expense	(3,620)	10,700	9,770

Net income	2,374	17,476	15,631
Less: Net income attributable to noncontrolling interest	1,034	378	268

Net income attributable to Standard Parking Corporation	$1,340	$17,098	$15,363

Common stock data:
Net income per share:
Basic	$0.08	$1.09	$0.99
Diluted	$0.08	$1.07	$0.96
Weighted average shares outstanding:
Basic	17,179,606	15,703,595	15,579,352
Diluted	17,490,204	16,047,879	15,944,662

(1)
Non-cash stock based compensation expense of $2,103, $2,451 and $2,310 for the years ended December 31, 2012, 2011 and 2010, respectively, is included in general and administrative expenses.

See Notes to Consolidated Financial Statements.

STANDARD PARKING CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2012	2011	2010
	(In thousands) (Restated—Note B)
Net income	$2,374	$17,476	$15,631
Other comprehensive income (expense)	(63)	(421)	(210)

Comprehensive income	$2,311	17,055	15,421
Less: comprehensive income attributable to noncontrolling interest	1,034	378	268

Comprehensive income attributable to Standard Parking Corporation	$1,277	$16,677	$15,153

STANDARD PARKING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock			Accumulated Other Comprehensive
	Number of Shares	Par Value	Additional Paid-In Capital		Accumulated Deficit	Noncontrolling Interest
				Income (Loss)			Total
	($ In thousands, except for share and per share data)
Balance (deficit) at December 31, 2009 (as originally reported)	15,385,428	$15	$91,793	$313	$(77,372)	$(72)	$14,677
Restated-Note B	—	—	—	—	(6,197)	—	(6,197)

Balance (deficit) at December 31, 2009 (as restated)	15,385,428	$15	$91,793	$313	$(83,569)	$(72)	$8,480
Net income					15,363	268	15,631
Foreign currency translation adjustments				169			169
Cash flow hedge				(379)			(379)
Proceeds from exercise of stock options	385,027	1	1,772				1,773
Issuance of stock grants	14,396		245				245
Retirement of common stock	(9,206)	—	—				—
Non-cash stock-based compensation related to restricted stock units			2,065				2,065
Tax benefit from exercise of stock options			1,416				1,416
Distribution to noncontrolliing interest						(271)	(271)

Balance (deficit) at December 31, 2010	15,775,645	$16	$97,291	$103	$(68,206)	$(75)	$29,129
Net income					17,098	378	17,476
Foreign currency translation adjustments				(390)			(390)
Cash flow hedge				(31)			(31)
Repurchase of common stock	(461,512)	(1)	(7,543)				(7,544)
Proceeds from exercise of stock options	68,322	—	217				217
Issuance of stock grants	14,009	—	245				245
Vested restricted stock units	68,400	—	—				—
Non-cash stock-based compensation related to restricted stock units			2,206				2,206
Tax benefit from exercise of stock options			246				246
Distribution to noncontrolling interest						(388)	(388)

Balance (deficit) at December 31, 2011	15,464,864	$15	$92,662	$(318)	$(51,108)	$(85)	$41,166
Net income					1,340	1,034	2,374
Foreign currency translation adjustments				2			2
Cash flow hedge				(65)			(65)
Shares issued—Central Merger	6,161,332	7	140,719				140,726
Exercise of stock options	81,023	—	526				526
Issuance of stock grants	8,751	—	165				165
Vested restricted stock units	154,800	—	—				—
Non-cash stock-based compensation related to restricted stock units			1,857				1,857
Tax benefit from exercise of stock options			446				446
Purchase of Central shares of noncontrolling interest						677	677
Distribution to noncontrolling interest						(874)	(874)

Balance (deficit) at December 31, 2012	21,870,770	$22	$236,375	$(381)	$(49,768)	$752	$187,000

See Notes to Consolidated Financial Statements.

STANDARD PARKING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	($ In thousands, except for share and per share data) (Restated—Note B)
Operating activities
Net income	$2,374	$17,476	$15,631
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,592	6,671	6,018
Loss on sale of assets	80	31	115
Amortization of debt issuance costs and original discount on borrowings	1,211	638	638
Non-cash stock-based compensation	2,103	2,451	2,310
Provision for losses on accounts receivable	420	201	100
Excess tax benefit related to stock option exercises	(445)	(246)	(1,446)
Deferred income taxes	7,231	2,434	1,642
Changes in operating assets and liabilities:
Notes and accounts receivable	(5,995)	5,432	(7,208)
Prepaid assets	(1,446)	(154)	2,710
Other assets	3,981	(1,389)	(1,887)
Accounts payable	9,091	763	(5,098)
Accrued liabilities	(21,793)	640	6,009

Net cash provided by operating activities	11,404	34,949	19,534
Investing activities
Purchase of leasehold improvements and equipment	(5,024)	(4,150)	(2,985)
Proceeds from sale of assets	30	116	5
Acquisitions of business, net of cash acquired	27,736	14	(3,597)
Cost of contracts purchased	(1,172)	(932)	(678)
Capitalized interest	(12)	(43)	(139)
Contingent payments for businesses acquired	(332)	(262)	(340)

Net cash provided by (used in) investing activities	21,226	(5,257)	(7,734)
Financing activities
Proceeds from exercise of stock options	526	217	1,773
Repurchase of common stock	—	(7,544)	—
Earn-out payments	(2,073)	—	(529)
Merger related transactions:
Payments on senior credit facility Standard Parking	(71,800)	—	—
Proceeds from senior credit facility Standard Parking	72,790	—	—
Payment on senior credit facility Central Parking	(237,143)	—	—
Proceeds from term loan	250,000	—	—
Payments on term loan	(5,625)	—	—
Net payments on senior credit facility	(12,590)	(15,200)	(14,650)
Payment on notes payable	(40)	—	—
Payments on other long-term borrowings	(145)	(136)	(128)
Distribution to noncontrolling interest	(874)	(388)	(271)
Payments of debt issuance costs and original discount on borrowings	(10,332)	(30)	(30)
Payments on capital leases	(542)	(553)	(531)
Tax benefit related to stock option exercise	445	246	1,446

Net cash used in financing activities	(17,403)	(23,388)	(12,920)
Effect of exchange rate changes on cash and cash equivalents	3	(390)	169

Increase (decrease) in cash and cash equivalents	15,230	5,915	(951)
Cash and cash equivalents at beginning of year	13,220	7,305	8,256

Cash and cash equivalents at end of year	$28,450	$13,220	$7,305

Cash paid for:
Interest	$18,715	$4,015	$5,097
Income taxes	3,651	7,507	7,270
Non-cash transactions:
Fair value of shares issued to acquire Central Parking common stock	$140,726	—	—

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

  Allowance for Doubtful Accounts

        Accounts receivable, net of the allowance for doubtful accounts, represents our estimate of the amount that ultimately will be realized in cash. Management reviews the adequacy of its allowance for doubtful accounts on an ongoing basis, using historical collection trends, aging of receivables, and a review of specific accounts, and makes adjustments in the allowance as necessary. Changes in economic conditions or other circumstances could have an impact on the collection of existing receivable balances or future allowance considerations. As of December 31, 2012 and 2011, the Company's allowance for doubtful accounts was $93 and $485, respectively.

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

  Goodwill

        We test goodwill for impairment annually and more frequently if circumstances warrant. We determine fair values for each of the reporting units using an income approach. For purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each segment. These assumptions could be adversely impacted by certain of the risks discussed in "Risk Factors" in Item 1A of this Form 10-K/A. Actual results may differ from those assumed in our forecasts. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective reporting units and in our internally developed forecasts.

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

  Debt Issuance Costs

        The costs of obtaining financing are capitalized and amortized as interest expense over the term of the respective financing using the interest rate method. Debt issuance costs of $5,149 and $950 at December 31, 2012 and 2011, respectively, are included in other assets in the consolidated balance sheets and are reflected net of accumulated amortization. Amortization expense was $1,211, $638 and $638 at December 31, 2012, 2011 and 2010, respectively.

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

Note B. Revision to Previously Issued Financial Statements

        We have revised our previously issued consolidated financial statements to reflect (a) the finalization of purchase accounting and (b) a correction in our accounting for our contract related to the Bradley Airport as described in "Restatement of Accounting" below (the "Bradley Agreement") and (c) certain other immaterial adjustments.

Purchase Accounting Finalization

        As described in Note 3 of these consolidated financial statements, we purchased KCPC Holdings, Inc. ("KCPC"), the ultimate parent of Central Parking Corporation, on October 2, 2012. During September 2013 we finalized the purchase price allocation ("PPA") for this acquisition. We have recast our previously issued consolidated financial statements for the year ended December 31, 2012 to reflect the impact of the final purchase allocation as if it was completed at the date of acquisition. The impact of the finalization of the purchase price allocation is reflected in the table shown below.

Restatement of Accounting

        We have restated our consolidated financial statements to correct the accounting for certain transactions. The restatement is primarily related to the accounting for the agreement under which we operate the Bradley International Airport.

        We account for the Bradley Agreement, which is described in detail in Note Q of these consolidated financial statements, as a management agreement. We have historically recognized an accounts receivable for deficiency payments that we have made under the Bradley Agreement as we believed based on the Bradley Agreement that we will ultimately receive these amounts. However, while we continue to believe that these amounts are ultimately collectible, we have concluded that the collection of these amounts represent a contingency related to the contract and should be recorded when received. The impact of the restatement is reflected in the table shown below.

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

($ In thousands except share and per share data)

Note B. Revision to Previously Issued Financial Statements (Continued)

Impact of the Revisions

        The following tables summarize the key financial statement line items that were modified as a result of the changes described above.

	As originally reported	Impact of Purchase Price Accounting Finalization	As Recast for Purchase Price Accounting Finalization	Impact of Restatement	As Revised
BALANCE SHEET
As of December 31, 2012
Total current assets	179,814	2,781	182,595	441	183,036
Long-term receivables, net	15,346	—	15,346	15,346	—
Intangible assets, net	175,587	21,757	197,344	—	197,344
Good will	435,122	4,364	439,486	—	439,486
Total assets	890,947	29,294	920,241	(14,958)	905,283
Total current liabilities	275,027	2,649	277,676	(38)	277,638
Deferred tax liabilities	27,521	(2,740)	24,781	(5,702)	19,079
Unfavorable lease contracts	44,335	30,423	74,758	—	74,758
Accumulated deficit	(39,512)	(1,039)	(40,551)	(9,217)	(49,768)
Total shareholder's equity of Company	196,504	(1,039)	195,465	(9,217)	186,248
Total liabilities and shareholder's equity	890,947	29,294	920,241	(14,958)	905,283
INCOME STATEMENT
For the year ended December 31, 2012
Total cost of parking services	844,187	1,519	845,706	1,106	846,812
Total gross profit	109,751	(1,519)	108,232	(1,106)	107,126
Operating income	9,847	(1,791)	8,056	(983)	7,073
Income before income taxes	1,780	(1,791)	(11)	(1,235)	(1,246)
Income tax (benefit) expense	(2,374)	(752)	(3,126)	(494)	(3,620)
Net income	4,154	(1,039)	3,115	(741)	2,374

        We had a $0.04 reduction to our net income per share—basic and diluted as a result of the restatement of accounting for the Bradley Agreement and a $0.06 reduction to our net income per share—basic and diluted for the purchase price finalization for KCPC for the year ended December 31, 2012. Our net income per share—basic and diluted for the same period, after giving effect to the purchase price finalization for KCPC, was $0.12, compared to $0.18 as originally reported. Our net income per share—basic and diluted for the same period, after giving effect to the purchase price finalization for KCPC and the restatement of accounting for the Bradley Agreement was $0.08, compared to $0.18, as originally reported.

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

($ In thousands except share and per share data)

Note B. Revision to Previously Issued Financial Statements (Continued)

        As of December 31, 2011 and for the years ended December 31, 2011 and 2010:

	As originally reported	Impact of Restatement	As Revised
BALANCE SHEET
As of December 31, 2011
Long term receivables, net	14,177	(14,177)	—

Total assets	257,073	(14,102)	242,971

Deferred tax liabilities	12,981	5,626	7,355

Accumulated deficit	(42,632)	(8,476)	(51,108)

Total shareholders' equity of the Company	49,727	(8,476)	41,251

Total liabilities and stockholder's equity	257,073	(14,102)	242,971

	For the year ended December 31, 2011			For the year ended December 31, 2010
	As originally reported	Impact of Restatement	As Revised	As originally reported	Impact of Restatement	As Revised
INCOME STATEMENT
Total cost of parking services	641,080	1,027	642,107	634,242	2,431	636,673

Total gross profit	88,582	(1,027)	87,555	86,901	(2,431)	84,470

Operating income	33,667	(1,027)	32,640	32,949	(2,431)	30,518
Income before income taxes	29,513	(1,337)	28,176	27,863	(2,462)	25,401
Income tax (benefit) expense	11,235	(535)	10,700	10,755	(985)	9,770
Net income	18,278	(802)	17,476	17,108	(1,477)	15,631

        We had a $0.05 reduction to our net income per share—basic and diluted as a result of the restatement of accounting for the Bradley Agreement for the year ended December 31, 2011. Our net income per share—basic and diluted for the same period, after giving effect to the restatement of accounting for the Bradley Agreement was $1.09 and $1.07, respectively, compared to $1.14 and $1.12, respectively, as originally reported.

        We had a $0.09 and a $0.10 reduction to our net income per share—basic and diluted, respectively, as a result of the restatement for the Bradley Agreement for the year ended December 31, 2010. Our net income per share—basic and diluted for the same period, after giving effect to the restatement for the Bradley Agreement was $0.99 and $0.96, respectively, compared to $1.08 and $1.06, respectively, as originally reported.

        Net income attributable to Standard Parking Corporation, within the Consolidated Statements of Income, and other comprehensive income and comprehensive income attributable to Standard Parking Corporation, within the Consolidated Statements of Comprehensive Income, was only effected by the change in net income as a result of the purchase price finalization for KCPC and the restatement of accounting for the Bradley Agreement for the year-ended December 31, 2012 and the restatement of accounting for the Bradley Agreement for the years-ended December 31, 2011 and 2010, respectively.

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

($ In thousands except share and per share data)

Note B. Revision to Previously Issued Financial Statements (Continued)

        The effect of the restatement had no impact to our net cash provided by operating activities, net cash provided by (used in) investing activities or net cash used in financing activities, within the Consolidated Statements of Cash Flows, for the year-end December 31, 2012, 2011 and 2010.

        The notes to these consolidated financial statements have been revised, as needed, to reflect the impact of the purchase price finalization for KCPC and the restatement of accounting for the Bradley Agreement, as previously discussed above.

Note C. Acquisitions

        On October 2, 2012 ("Closing Date"), we completed our acquisition (the "Central Merger" or "Merger") of 100% of the outstanding common shares of KCPC Holdings, Inc., which is the ultimate parent of Central Parking Corporation ("Central") for 6,161,332 shares of our common stock and the assumption of approximately $217,675 of Central's debt net of cash acquired. Additionally, Central's former stockholders will be entitled to receive cash consideration of $27,000, subject to adjustment, to be paid three years after closing to the extent it is not used to satisfy certain obligations that the Company has been indemnified for the former Central shareholders. The Company financed the acquisition through additional borrowings under the Senior Credit Facility (defined in Note I).

        Pursuant to the Central Merger agreement, we are entitled to indemnification from former stockholders of KCPC if and to the extent Central's combined net debt and the absolute value of Central's working capital (as determined in accordance with the Merger Agreement) (the "Net Debt Working Capital") exceeded $285,000 as of September 30, 2012. The Net Debt Working Capital was $300,546 as of September 30, 2012 and, accordingly, the Net Debt Working Capital exceeded the threshhold by $15,546. We have made a formal indemnity claim under the Merger Agreement relating to Net Debt Working Capital.

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

Note C. Acquisitions (Continued)

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

        The purchase price has been allocated based on the estimated fair value of net assets acquired and liabilities assumed at the date of the acquisition. We have previously reported our preliminary purchase price allocation. We have subsequently finalized the purchase price allocation, which resulted in revision to the previously reported preliminary amounts. The revisions to the purchase price allocation were applied retrospectively back to the date of the acquisition, as reflected in the Company's restated consolidated financial statements included in our Form 10-K/A filed on November 18, 2013.

        The following table summarizes the fair values of the assets acquired and liabilities assumed in the acquisition as previously reported based on the preliminary allocation and as finalized:

	Preliminary amounts(a)	Purchase Price Accounting Adjustment	Amounts as finalized
Net current liabilities	$(28,041)	$2,597	$(25,444)
Leasehold improvements, equipment, land and construction in progress, net	24,154	627	24,781
Identified intangible assets:
Management contracts	81,000	—	81,000
Favorable lease contracts	51,650	28,585	80,235
Trade name / trademarks	14,900	(5,800)	9,100
Existing technology	34,000	—	34,000
Non-competition agreements	2,600	—	2,600
Other noncurrent assets	17,748	—	17,748
Long-term debt	(237,223)	—	(237,223)
Unfavorable lease contracts	(69,316)	(32,360)	(101,676)
Other noncurrent liabilities	(19,523)	—	(19,523)
Net long term deferred tax liability	(24,516)	1,988	(22,528)

Net (liabilities assumed)	(152,567)	(4,363)	(156,930)
Goodwill	302,236	4,363	306,599

Total consideration transferred	$149,669	$—	$149,669

(a)
These amounts reflect the reclassification of net long term deferred tax liabilities of $24,434 from net current liabilities to net long term deferred tax liability.

        The acquired management contracts are being amortized over a weighted average life of 16 years. The favorable and unfavorable lease contracts are being amortized over a weighted average life of 10 and 7 years, respectively. The trade names and trademarks are being amortized over 4 years. The

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

($ In thousands except share and per share data)

Note C. Acquisitions (Continued)

non-compete agreements are being amortized over 1 year. The existing technology is being amortized over 4.5 years. See Note G for amortization and accretion of the intangible assets and liabilities.

85

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

($ In thousands except share and per share data)

Note C. Acquisitions (Continued)

        The unfavorable lease contract liability, including current portion, is $92,225 and the expected future accretion of unfavorable lease contracts is as follows:

Unfavorable lease contract accretion
2013	$17,467
2014	12,897
2015	11,068
2016	10,312
2017	9,117
2018 and Thereafter	31,364

Total	$92,225

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

Note C. Acquisitions (Continued)

        The following unaudited pro forma consolidated results of operations for 2012 and 2011 assume that the acquisition of Central was completed as of January 1, 2011:

	2012	2011
Revenue, excluding reimbursed management contract revenue	$880,062	$866,513
Net loss from continuing operations attributable to Standard stockholders	$(26,889)	$(7,534)

Earnings per share from continuing operations attributable to Standard stockholders
Basic	$(1.23)	(0.34)
Diluted	$(1.23)	$(0.34)

        The Company has assumed a 42% combined statutory federal and state tax rate when estimating the tax effects of the adjustments to the unaudited pro forma combined statements of income.

Note D. Net Income Per Common Share

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

        A reconciliation of the weighted average basic shares outstanding to the weighted average diluted shares outstanding is as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands except for share and per share data)
Net income attributable to Standard Parking Corporation	$1,340	$17,098	$15,363

Weighted average basic shares outstanding	17,179,606	15,703,595	15,579,352
Effect of dilutive stock options and restricted stock units	310,598	344,284	365,310

Weighted average diluted shares outstanding	17,490,204	16,047,879	15,944,662

Net income per share:
Basic	$0.08	$1.09	$0.99
Diluted	$0.08	$1.07	$0.96

        There are no additional securities that could dilute basic net income per share in the future that were not included in the computation of diluted net income per share, other than those disclosed.

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

($ In thousands except share and per share data)

Note E. Leasehold Improvements, Equipment and Construction in Progress, net

        A summary of leasehold improvements, equipment, and construction in progress and related accumulated depreciation and amortization is as follows:

		December 31
	Ranges of Estimated Useful Life	2012	2011
Equipment	2 - 5 Years	$28,498	$12,021
Software	3 - 10 Years	15,031	12,643
Vehicles	4 Years	9,353	9,405
Other	10 Years	367	2,464
Leasehold improvements	Shorter of lease term or economic life up to 10 years	17,920	9,732
Construction in progress		2,086	2,255

		73,255	48,520
Less accumulated depreciation and amortization		(35,152)	(31,788)

		38,103	16,732
Land		2,299	—

Leasehold improvements, equipment, land and construction in progress, net		$40,402	$16,732

        Depreciation expense was $6,672, $4,167 and $3,722 in 2012, 2011 and 2010, respectively. Depreciation includes losses on abandonments of leasehold improvements and equipment of $80, $31 and $53 in 2012, 2011 and 2010, respectively.

Note F. Cost of Contracts, net

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

Note G. Intangible assets, net

        The balance of intangible assets is comprised of the following:

	December 31,
	2012	2011
Covenant not to compete	$3,533	$834
Trade names	9,820	720
Proprietary know how	34,650	650
Lease contract rights	80,235	—
Management contract rights	81,000	—
Accumulated amortization	(11,894)	(846)

Intangible assets, net	$197,344	$1,358

        The expected future amortization of intangible assets is as follows:

Intangible asset amortization
2013	$31,538
2014	27,105
2015	24,828
2016	23,168
2017	13,729
2018 and Thereafter	76,976

Total	$197,344

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

($ In thousands except share and per share data)

Note G. Intangible assets, net (Continued)

        Amortization expense related to intangible assets included in depreciation and amortization was $4,024, $260 and $2,173 for the years ended December 31, 2012, 2011 and 2010, respectively. Amortization for lease contracts, net of unfavorable lease contracts was $1,435 for the year ended December 31, 2012 and is a reduction to cost of parking services of lease contract. There was no amortization for lease contracts included in cost of parking services for lease contracts for the year ended December 31, 2011 and 2010.

Note H. Fair Value Measurement

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

Note H. Fair Value Measurement (Continued)

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

        The carrying and estimated fair values of the Company's financial instruments at December 31, 2012 and 2011 were as follows:

	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Cash and cash equivalents	$28,450	$28,450	$13,220	$13,220
Long-term debt—
Senior credit facility	(307,939)	(307,939)	(80,000)	(80,000)
Obligations on Seller notes and other	(2,620)	(2,620)	(2,013)	(2,013)

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

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

($ In thousands except share and per share data)

Note I. Borrowing Arrangements

        Long-term borrowings, in order of preference, consist of:

		Amount Outstanding
	Maturity Date	December 31, 2012	December 31, 2011
	(In thousands)
Senior credit facility, net of discount	October 2, 2017	$307,939	$80,000
Other obligations	Various	1,725	972
Obligations on Seller notes and other	Various	895	1,041

Total debt		310,559	82,013
Less current portion		21,837	754

Total long-term debt		$288,722	$81,259

        Future minimum payments of total long-term debt at December 31, 2012 are as follows:

2013	$21,837
2014	23,342
2015	29,138
2016	31,192
2017	203,779
Thereafter	1,271

Total debt	310,559
Less: Current portion	21,837

Total long-term portion	$288,722

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

        The entire amount of the term loan portion of the Senior Credit Facility was drawn by the Company on the Closing Date and is subject to scheduled quarterly payments of principal based on the

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

($ In thousands except share and per share data)

Note I. Borrowing Arrangements (Continued)

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

        The weighted average interest rate on our Senior Credit Facility at December 31, 2012 and 2011 was 3.7% and 2.5%, respectively. The rate includes all outstanding LIBOR contracts, cash flow hedge

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

($ In thousands except share and per share data)

Note I. Borrowing Arrangements (Continued)

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

Note J. Accumulated Other Comprehensive Income (Loss)

        The components of accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010
Effective Portion of cash flow hedge	$95	$93	$(379)
Foreign currency translation	(476)	(411)	482

Total	$(381)	$(318)	$103

Note K. Income Taxes

        For financial reporting purposes, income before taxes includes the following components:

	2012	2011	2010
United States	$(1,468)	$27,152	$23,617
Foreign	222	1,024	1,784

Total	$(1,246)	$28,176	$25,401

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

($ In thousands except share and per share data)

Note K. Income Taxes (Continued)

        The components of income tax expense (benefit) for the years ended December 31, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Current provision:
U.S. federal	$748	$6,202	$5,958
Foreign	233	292	682
State	(11,830)	1,678	1,238

Total current	(10,849)	8,172	7,878
Deferred provision:
U.S. federal	6,069	2,547	1,635
Foreign	(11)	5	(96)
State	1,171	(24)	353

Total deferred	7,229	2,528	1,892

Income tax expense	$(3,620)	$10,700	$9,770

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

	2012	2011
Deferred tax assets:
Net operating loss carry forwards	$28,054	$4,017
Accrued expenses	33,276	15,302
Accrued compensation	10,551	6,081
Book over tax cost unfavorable lease contracts	36,339	—
Other	169	274

Gross deferred tax assets	108,389	25,674
Less: valuation allowance	(25,299)	(318)

Total deferred tax asset	83,090	25,356

Deferred tax liabilities:
Prepaid expenses	(516)	(244)
Undistributed foreign earnings	(1,144)	(1,176)
Tax over book depreciation and amortization	(3,047)	(3,012)
Tax over book goodwill amortization	(27,496)	(25,426)
Tax over book cost favorable contracts	(43,417)	—
Other	(11,284)	(83)

Total deferred tax liabilities	(86,904)	(29,941)

Net deferred tax liability	$(3,814)	$(4,585)

        Amounts recognized on the balance sheet consist of:

	2012	2011
Deferred tax asset, current	$15,265	$2,770
Deferred tax (liability), long term	(19,079)	(7,355)

Net deferred tax liability	$(3,814)	$(4,585)

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

        A reconciliation of the Company's reported income tax provision (benefit) to the amount computed by multiplying book income / (loss) before income taxes by the statutory United States federal income tax rate for the years ended December 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010
Tax at statutory rate	$(436)	$9,861	$8,889
Permanent differences	4,534	572	464
State taxes, net of federal benefit	1,086	1,067	1,191
Effect of foreign tax rates	8	(71)	(24)
Uncertain tax positions	(8,104)	—	—
Recognition of tax credits	(432)	(903)	(526)
Other	(276)	174	(173)

	(3,620)	10,700	9,821
Change in valuation allowance	—	—	(51)

Income tax (benefit) expense	$(3,620)	$10,700	$9,770

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

Note L. Benefit Plans

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

Note N. Management Contracts and Related Arrangements with Affiliates

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

        In connection with the Central Merger, on October 2, 2012, we entered into Additional Closing Agreements (the "Additional Closing Agreements") with the Central stockholders. Pursuant to the terms of the Additional Closing Agreements, the Kohlberg, Lubert-Adler and Versa Entities have each agreed that, until October 2, 2015 and for so long as it owns in the aggregate (together with its affiliates, all other Central stockholders and their respective affiliates and any other persons with which any of the foregoing form a "group") beneficially or of record more than 10% of our issued and outstanding common stock, to cause the shares of our common stock held by them to be counted as

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

($ In thousands except share and per share data)

Note N. Management Contracts and Related Arrangements with Affiliates (Continued)

present at any meeting of our stockholders and to vote, in person or by proxy, all of such shares of our common stock as follows:

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

Note N. Management Contracts and Related Arrangements with Affiliates (Continued)

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

Note O. Legal Proceedings

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

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

($ In thousands except share and per share data)

Note P. Goodwill (Continued)

        The following table reflects the changes in the carrying amounts of goodwill by reported segment for the years ended December 31, 2012 and 2011.

	Region One	Region Two	Region Three	Region Four	Region Five	Total
Balance as of December 31, 2010	$65,396	$3,760	$37,177	$22,577	$3,286	$132,196
Acquired during the period	73	—	—	—	—	73
Contingent payments related to acquisitions	228	—	34	—	—	262
Foreign currency translation	—	—	(114)	—	—	(114)

Balance as of December 31, 2011	$65,697	$3,760	$37,097	$22,577	$3,286	$132,417
Acquired during the period	127,782	28,485	28,893	40,044	81,395	306,599
Contingent payments related to acquisitions	279	—	53	—	—	332
Foreign currency translation	—	—	138	—	—	138

Balance as of December 31, 2012	$193,758	$32,245	$66,181	$62,621	$84,681	$439,486

Note Q. Bradley Agreement

        We are entered into a 25-year agreement with the State of Connecticut ("State") that expires on April 6, 2025, under which we operate the surface parking and 3,500 garage parking spaces at Bradley International Airport ("Bradley") located in the Hartford, Connecticut metropolitan area. The Company manages the facility for which it is expected to receive a contingent management fee.

        The parking garage was financed on April 6, 2000 through the issuance of $53,800 of State of Connecticut special facility revenue bonds, representing $47,700 non-taxable Series A bonds and a separate taxable issuance of $6,100 Series B bonds. The Series B bonds were retired on July 1, 2006 according to the terms of the indenture. The Bradley Agreement provides that we deposit with a trustee for the bondholders all gross revenues collected from operations of the surface and garage parking, and from these gross revenues the trustee pays debt service on the special facility revenue bonds outstanding, operating and capital maintenance expense of the surface and garage parking facilities excluding our management fee discussed below, and specific annual guaranteed minimum payments to the state. Principal and interest on the Bradley special facility revenue bonds increase from approximately $3,600 in contract year 2002 to approximately $4,500 in contract year 2025. Annual guaranteed minimum payments to the State increase from approximately $8,300 in contract year 2002 to approximately $13,200 in contract year 2024. The annual minimum guaranteed payment to the State by the trustee for the twelve months ended December 31, 2012 and 2011 was $10,375 and $10,162, respectively.

        All of the cash flow from the parking facilities are pledged to the security of the special facility revenue bonds and are collected and deposited with the bond trustee. Each month the bond trustee makes certain required monthly distributions, which are characterized as "Guaranteed Payments." To the extent the monthly gross receipts generated by the parking facilities are not sufficient for the trustee to make the required Guaranteed Payments, we are obligated to deliver the deficiency amount

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

($ In thousands except share and per share data)

Note Q. Bradley Agreement (Continued)

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

  •
  Trustee expenses,

  •
  Major maintenance and capital improvement deposits; and

  •
  State minimum guarantee.

        However, to the extent there is a cash surplus in any month during the term of the Bradley Agreement, we have the right to be repaid the principal amount of any and all deficiency payments, together with actual interest expenses and a premium, not to exceed 10% of the initial deficiency payment. We calculate and record interest and premium income along with deficiency principal repayments as a reduction of cost of parking services in the period the associated deficiency repayment is received from the trustee.

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

        The total deficiency payments we have made, net of reimbursements, as of December 31, 2012 and 2011 are as follows:

	December 31,
	2012	2011
Balance at beginning of year	$13,407	$12,070
Deficiency payments made	1,658	1,716
Deficiency repayment received	(467)	(379)

Balance at end of year	$14,598	$13,407

        In the year ended December 31, 2012, we made deficiency payments (net of repayments received) of $1,191 and received interest of $85. The net of these amounts were recorded as additional cost of parking services. In the year ended December 31, 2011, we made deficiency payments (net of

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

($ In thousands except share and per share data)

Note Q. Bradley Agreement (Continued)

repayments received) of $1,337. The net of these amounts were recorded as additional cost of parking services, offset in part by $54 for premium and $256 in interest.

        We believe these advances to be fully recoverable, as the Construction, Financing and Operating Special Facility Lease Agreement, which governs reimbursement of the Guarantor Payments, places no time restriction on the Company's right to reimbursement. The payment of principal, interest and premium will be recorded when received. The reimbursement will be recognized when realized. We do not directly guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.

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

        The annual management fee is paid after the repayment of all deficiency payments, including accrued interest and premium. Cumulative management fees of approximately $9,000 have not been recognized as of December 31, 2012 and no management fees were recognized during 2012, 2011 or 2010.

Note R. Stock Repurchases

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

Note R. Stock Repurchases (Continued)

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

Note S. Domestic and Foreign Operations

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

Note S. Domestic and Foreign Operations (Continued)

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

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

($ In thousands except share and per share data)

Note S. Domestic and Foreign Operations (Continued)

	Year Ended December 31,
	2012	Gross Margin	2011	Gross Margin	2010	Gross Margin
Region Three
Lease contracts	2,303	7%	1,916	9%	1,546	9%
Management contracts	23,235	39%	23,210	43%	24,296	46%

Total Region Three	25,538		25,126		25,842
Region Four
Lease contracts	1,680	4%	2,743	7%	2,961	8%
Management contracts	16,801	38%	15,156	32%	14,448	32%

Total Region Four	18,481		17,899		17,409
Region Five
Lease contracts	4,885	12%	948	6%	677	5%
Management contracts	8,127	37%	6,462	54%	6,065	47%

Total Region Five	13,012		7,410		6,742
Other
Lease contracts	2,504	(2,692)%	91	455%	276	627%
Management contracts	4,338	2,213%	2,673	264%	1,035	117%

Total Other	6,842		2,764		1,311
Total gross profit	107,126		87,555		84,470
General and administrative expenses	86,540		48,297		47,878
General and administrative expense percentage of gross profit	81%		55%		57%
Depreciation and amortization	13,513		6,618		6,074

Operating income	7,073		32,640		30,518
Other expenses (income):
Interest expense	8,616		4,691		5,335
Interest income	(297)		(227)		(218)

	8,319		4,464		5,117
Income before income taxes	(1,246)		28,176		25,401
Income tax (benefit) expense	(3,927)		10,700		9,770

Net income	2,374		17,476		15,631
Less: Net income attributable to noncontrolling interest	1,034		378		268

Net income attributable to Standard Parking Corporation	$1,340		$17,098		$15,363

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

Note S. Domestic and Foreign Operations (Continued)

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

Note U. Unaudited Quarterly Results

        The following table sets forth our unaudited quarterly consolidated statement of income data for the years ended December 31, 2012 and December 31, 2011. The unaudited quarterly information has been prepared on the same basis as the annual financial information and, in management's opinion, includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information for the quarters presented. Historically, our operating results have varied from quarter to quarter and are expected to continue to fluctuate in the future. These fluctuations have been due to a number of factors, including: general economic conditions in our markets; acquisitions; additions of

STANDARD PARKING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2012, 2011 and 2010

($ In thousands except share and per share data)

Note U. Unaudited Quarterly Results (Continued)

contracts; expiration and termination of contracts; conversion of lease contracts to management contracts; conversion of management contracts to lease contracts and changes in terms of contracts that are retained and timing of general and administrative expenditures. The operating results for any historical quarter are not necessarily indicative of results for any future period.

	2012 Quarters Ended				2011 Quarters Ended
	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
	(Unaudited)				(Unaudited)
Parking services revenue:
Lease contracts	$37,544	$42,414	$42,969	$127,428	$35,205	$37,193	$37,501	$37,611
Management contracts	47,964	44,372	49,226	88,939	45,954	42,343	43,259	42,169
Reimbursed management contract revenue	103,937	104,160	100,958	164,027	101,124	100,126	106,365	100,812

Total revenue	189,445	190,946	193,153	380,394	182,283	179,662	187,125	180,592
Cost of parking services:
Lease contracts	35,387	38,000	40,108	118,286	33,499	34,286	34,049	34,660
Management contracts	29,271	24,071	30,713	57,894	28,042	22,781	23,116	23,247
Reimbursed management contract revenue	103,937	104,160	100,958	164,027	101,124	100,126	106,365	100,812

Total cost of parking services	168,595	166,231	171,779	340,207	162,665	157,193	165,530	158,719
Gross profit:
Lease contracts	2,157	4,414	2,861	9,142	1,706	2,907	3,452	2,951
Management contracts	18,693	20,301	18,513	31,045	17,912	19,562	20,143	18,922

Total gross profit	20,850	24,715	21,374	40,187	19,618	22,469	23,595	21,873
General and administrative expenses	15,045	14,868	13,846	42,781 (1)	11,182	11,597	11,814	13,704
Depreciation and amortization	1,728	1,807	1,723	8,255	1,533	1,677	1,683	1,725

Operating income	4,077	8,040	5,805	(10,849)	6,903	9,195	10,098	6,444
Other expense (income):
Interest expense	1,130	1,132	1,093	5,261	1,169	1,180	1,197	1,145
Interest income	(70)	(50)	(61)	(116)	(60)	(59)	(41)	(67)

	1,060	1,082	1,032	5,145	1,109	1,121	1,156	1,078
Income before income taxes	3,017	6,958	4,773	(15,994)	5,794	8,074	8,942	5,366
Income tax expense (benefit)	1,215	2,801	2,504	(10,140) (2)	2,272	3,235	3,427	1,766

Net income	1,802	4,157	2,269	(5,854)	3,522	4,839	5,515	3,600
Less: Net income (loss) attributable to noncontrolling interest	72	85	75	802	86	85	89	118

Net income attributable to Standard Parking Corporation	$1,730	$4,072	$2,194	$(6,656)	$3,436	$4,754	$5,426	$3,482

Common stock data:
Common stock data:
Net income per share:
Basic	$0.11	$0.26	$0.14	$(0.30) (2)	$0.22	$0.30	$0.35	$0.22
Diluted	$0.11	$0.26	$0.14	$(0.30) (2)	0.21	$0.29	$0.34	$0.22
Weighted average shares outstanding:
Basic	15,563,914	15,665,263	15,668,129	21,836,583	15,790,875	15,834,622	15,704,837	15,485,793
Diluted	15,820,118	15,900,659	15,928,685	21,836,583	16,146,106	16,164,114	16,034,330	15,845,173

(1)
Includes $26,783 in expenses related to the Central Merger.

(2)
Includes $8,104 benefit from FIN 48 reversal of provision for uncertain tax provisions.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD PARKING CORPORATION
By:	/s/ JAMES A. WILHELM James A. Wilhelm Director, President and Chief Executive Officer (Principal Executive Officer)

Date: November 18, 2013

STANDARD PARKING CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Acquired through Central Merger	Additions Charged to Costs and Expenses	Reductions(1)	Balance at End of Year
	(In thousands)
	(Restated)				(Restated)
Year ended December 31, 2012:
Deducted from asset accounts Allowance for doubtful accounts	$485	$—	$492	$(884)	$93
Year ended December 31, 2011:
Deducted from asset accounts Allowance for doubtful accounts	321	—	441	(277)	485
Year ended December 31, 2010:
Deducted from asset accounts Allowance for doubtful accounts	518	—	380	(577)	321
Deducted from asset accounts Deferred tax valuation account
Year ended December 31, 2012	318	24,981	—	—	25,299
Year ended December 31, 2011	318	—	—	—	318
Year ended December 31, 2010	369	—	—	(51)	318

(1)
Represents uncollectible accounts written off, net of recoveries and reversal of provision.

INDEX TO EXHIBITS

Exhibit Number		Description
3.1		Second Amended and Restated Certificate of Incorporation of the Company filed on June 2, 2004 (incorporated by reference to exhibit 3.1 of the Company's Annual Report on Form 10-K filed on March 13, 2009).

3.1.1		Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company effective as of January 7, 2008 (incorporated by reference to exhibit 3.1.1 of the Company's Annual Report on Form 10-K filed on March 13, 2009).

3.1.2		Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company effective as of April 29, 2010 (incorporated by reference to exhibit 3.1.3 of the Company's Quarterly Report on Form 10-Q filed on August 6, 2010).

3.1.3		Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company effective as of May 6, 2010 (incorporated by reference to exhibit 3.1.4 of the Company's Quarterly Report on Form 10-Q filed on August 6, 2010).

3.2		Fourth Amended and Restated Bylaws of the Company dated January 1, 2010 (incorporated by reference to exhibit 3.1 of the Company's Current Report on Form 8-K filed on January 27, 2010).

4.1		Specimen common stock certificate (incorporated by reference to exhibit 4.1 of Amendment No. 2 to the Company's Registration Statement on Form S-1, File No. 333-112652, filed on May 18, 2004).

10.1^		Credit Agreement, dated as of October 2, 2012, by and among the Company, Bank of America, N.A., as administrative agent, Wells Fargo Bank, N.A. and JP Morgan Chase Bank, N.A., as co-syndication agents, U.S. Bank National Association, First Hawaiian Bank and General Electric Capital Corporation, as co-documentation agents, Merrill Lynch, Pierce, Fenner & Smith Inc., Wells Fargo Securities, LLC and J.P. Morgan Securities LLC, as joint lead arrangers and joint book managers, and the lenders party thereto (incorporated by reference to exhibit 10.3 of the Company's Quarterly Report on Form 10-Q filed for September 30, 2012).

10.2		Confirmation of Interest Rate Swap Transaction, dated as of October 25, 2012, between the Company and Bank of America, N.A. (incorporated by reference to exhibit 10.4 of the Company's Quarterly Report on Form 10-Q filed for September 30, 2012).

10.3		Confirmation of Interest Rate Swap Transaction, dated as of October 25, 2012, between the Company and JPMorgan Chase Bank, N.A. (incorporated by reference to exhibit 10.5 of the Company's Quarterly Report on Form 10-Q filed for September 30, 2012).

10.4		Confirmation of Interest Rate Swap Transaction, dated as of October 25, 2012, between the Company and PNC Bank, N.A. (incorporated by reference to exhibit 10.6 of the Company's Quarterly Report on Form 10-Q filed for September 30, 2012).

10.5	+	Employment Agreement dated as of March 30, 1998 between the Company and Myron C. Warshauer (incorporated by reference to exhibit 10.6 of the Company's Registration Statement on Form S-4, File No. 333-50437, filed on April 17, 1998).

Exhibit Number		Description
10.5.1	+	First Amendment to Employment Agreement dated July 7, 2003 between the Company and Myron C. Warshauer (incorporated by reference to exhibit 10.4.1 of the Company's Annual Report on Form 10-K filed for December 31, 2004).

10.5.2	+	Amendment to Employment Agreement dated as of May 10, 2004 between the Company and Myron C. Warshauer (incorporated by reference to exhibit 10.4.2 of the Company's Annual Report on Form 10-K filed for December 31, 2004).

10.6	+	Employment Agreement dated as of March 26, 1998 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.12 of the Company's Registration Statement on Form S-4, File No. 333-50437, filed on April 17, 1998).

10.6.1	+	Amendment to Employment Agreement dated as of June 19, 2000 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.5.1 of the Company's Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).

10.6.2	+	Second Amendment to Employment Agreement dated as of December 6, 2000, between the Company and Michael K. Wolf, (incorporated by reference to exhibit 10.22 to the Company's Annual Report on Form 10-K filed for December 31, 2000).

10.6.3	+	Third Amendment to Employment Agreement dated April 1, 2002 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.19.3 to the Company's Annual Report on Form 10-K filed for December 31, 2002).

10.6.4	+	Fourth Amendment to Employment Agreement dated December 31, 2003 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.5.4 of the Company's Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).

10.6.5	+	Fifth Amendment to Employment Agreement dated December 18, 2008 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.5.5 of the Company's Annual Report on Form 10-K filed on March 13, 2009).

10.6.6	+	Sixth Amendment to Employment Agreement dated January 28, 2009 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.3 of the Company's Current Report on Form 8-K filed on February 3, 2009).

10.6.7	+	Seventh Amendment to Employment Agreement dated as of April 2, 2012 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.10 to the Company's Quarterly Report on Form 10-Q filed for June 30, 2012).

10.7	+	Amended and Restated Executive Employment Agreement dated as of January 28, 2009 between the Company and James A. Wilhelm (incorporated by reference to exhibit 10.3 of the Company's Current Report of Form 8-K filed on February 3, 2009).

10.7.1	+	First Amendment to Amended and Restated Executive Employment Agreement dated January 25, 2012, between the Company and James A. Wilhelm (incorporated by reference to exhibit 10.6.1 of the Company's Annual Report on Form 10-K filed on March 15, 2012).

10.8	+	Deferred Compensation Agreement dated as of August 1, 1999, between the Company and James A. Wilhelm (incorporated by reference to exhibit 10.7 of the Company's Annual Report on Form 10-K filed on March 15, 2012).

Exhibit Number		Description
10.8.1	+	First Amendment to Deferred Compensation Agreement dated January 25, 2012, between the Company and James A. Wilhelm (incorporated by reference to exhibit 10.7.1 of the Company's Annual Report on Form 10-K filed on March 15, 2012).

10.9	+	Employment Agreement dated May 18, 1998 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.24 of the Company's Annual Report on Form 10-K filed for December 31, 2001).

10.9.1	+	First Amendment to Employment Agreement dated as of November 7, 2001 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.25 of the Company's Annual Report on Form 10-K filed for December 31, 2001).

10.9.2	+	Second Amendment to Employment Agreement dated as of August 1, 2003 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.7.2 of the Company's Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).

10.9.3	+	Third Amendment to Employment Agreement dated as of April 1, 2005 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.7.3 of the Company's Annual Report on Form 10-K filed on March 13, 2009).

10.9.4	+	Fourth Amendment to Employment Agreement dated as of December 29, 2008 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.7.4 of the Company's Annual Report on Form 10-K filed on March 13, 2009).

10.9.5	+	Fifth Amendment to Employment Agreement dated as of January 28, 2009 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.7.5 of the Company's Annual Report on Form 10-K filed on March 13, 2009).

10.10	+	Amended and Restated Executive Employment Agreement dated as of December 1, 2002 between the Company and John Ricchiuto (incorporated by reference to exhibit 10.22.2 of the Company's Annual Report on Form 10-K filed for December 31, 2002).

10.10.1	+	First Amendment to Amended and Restated Executive Employment Agreement dated as of April 11, 2005, between the Company and John Ricchiuto (incorporated by reference to exhibit 10.3 of the Company's Current Report on Form 8-K filed on March 7, 2005).

10.10.2	+***	Second Amendment to Employment Agreement dated as of December 28, 2008 between the Company and John Ricchiuto.

10.10.3	+	Third Amendment to Employment Agreement dated as of April 2, 2012 between the Company and John Ricchiuto (incorporated by reference to exhibit 10.8 to the Company's Quarterly Report on Form 10-Q filed for June 30, 2012).

10.11	+	Amended and Restated Employment Agreement dated March 1, 2005, between the Company and Steven A. Warshauer (incorporated by reference to exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 7, 2005).

10.11.1	+***	First Amendment to Employment Agreement dated as of December 29, 2008 between the Company and Steven A. Warshauer

10.11.2	+	Second Amendment to Employment Agreement dated as of April 2, 2012 between the Company and Steven A. Warshauer (incorporated by reference to exhibit 10.9 to the Company's Quarterly Report on Form 10-Q filed for June 30, 2012).

Exhibit Number		Description

10.12	+	Amended and Restated Executive Employment Agreement dated as of May 18, 2006 between the Company and Edward E. Simmons (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 24, 2006).

10.12.1	+***	First Amendment to Employment Agreement dated as of December 29, 2008 between the Company and Edward E. Simmons.

10.12.2	+***	Second Amendment to Employment Agreement dated as of April 21, 2011 between the Company and Edward E. Simmons.

10.12.3	+	Third Amendment to Employment Agreement dated as of April 2, 2012 between the Company and Edward E. Simmons (incorporated by reference to exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed for June 30, 2012).

10.13	+	Amended and Restated Employment Agreement between the Company and G. Marc Baumann dated as of October 1, 2001 (incorporated by reference to exhibit 10.27 to the Company's Annual Report on Form 10-K filed for December 31, 2001).

10.13.1	+	First Amendment to Amended and Restated Employment Agreement between the Company and G. Marc Baumann dated as of December 29, 2008 (incorporated by reference to exhibit 10.11.1 of the Company's Annual Report on Form 10-K filed on March 13, 2009).

10.13.2	+	Second Amendment to Amended and Restated Employment Agreement between the Company and G. Marc Baumann dated as of January 28, 2009 (incorporated by reference to exhibit 10.2 of the Company's Current Report on Form 8-K filed on February 3, 2009).

10.13.3	+	Third Amended and Restated Employment Agreement between the Company and G. Marc Baumann dated June 10, 2011 (incorporated by reference to exhibit 10.1 of the Company's Current Report of Form 8-K filed on June 13, 2011).

10.14	+	Amended and Restated Executive Employment Agreement dated as of March 1, 2005, between the Company and Thomas L. Hagerman (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K filed on March 7, 2005).

10.14.1	+	First Amendment to Amended and Restated Executive Employment Agreement dated October 1, 2007 between the Company and Thomas Hagerman (incorporated by reference to exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed for September 30, 2007).

10.14.2	+***	Second Amendment to Employment Agreement dated as of December 29, 2008 between the Company and Thomas L. Hagerman.

10.14.3	+	Third Amendment to Employment Agreement dated as of April 2, 2012 between the Company and Thomas L. Hagerman (incorporated by reference to exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed for June 30, 2012).

10.15	+	Executive Employment Agreement dated March 15, 2005 between the Company and Gerard M. Klaisle (incorporated by reference to exhibit 10.14 of the Company's Annual Report on Form 10-K filed on March 12, 2010).

Exhibit Number		Description
10.15.1	+	First Amendment to Amended and Restated Executive Employment Agreement dated December 29, 2008 between the Company and Gerard M. Klaisle (incorporated by reference to exhibit 10.14.1 of the Company's Annual Report on Form 10-K filed on March 12, 2010).

10.15.2	+	Second Amendment to Amended and Restated Executive Employment Agreement dated July 28, 2011 between the Company and Gerald M. Klaisle (incorporated by reference to exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on November 7, 2011).

10.16	+	Employment Agreement, dated as of September 10, 2012, between the Company and William Bodenhamer (incorporated by reference to exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed for September 30, 2012).

10.17	+	Employment Agreement, dated as of September 10, 2012, between the Company and Daniel Huberty (incorporated by reference to exhibit 10.8 to the Company's Quarterly Report on Form 10-Q filed for September 30, 2012).

10.18	+	Employment Agreement, dated as of September 10, 2012, between the Company and Rob Toy (incorporated by reference to exhibit 10.9 to the Company's Quarterly Report on Form 10-Q filed for September 30, 2012).

10.19	+	Long-Term Incentive Plan dated as of May 1, 2004 (incorporated by reference to exhibit 10.12 of Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 333-112652, filed on May 10, 2004).

10.19.1	+	Long-Term Incentive Plan Amendment effective as of April 22, 2008 (incorporated by reference to Appendix B of the Company's 2008 Proxy on Form DEF 14A, filed on April 1, 2008).

10.20	+	Form of Amended and Restated Stock Option Award Agreement between the Company and an optionee (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K filed on November 21, 2005).

10.20.1	+	Form of First Amendment to the Amended and Restated Stock Option Award Agreement between the Company and an optionee (incorporated by reference to exhibit 10.2 of the Company's Current Report on Form 8-K filed on November 21, 2005).

10.21		Consulting Agreement dated as of October 16, 2001 between the Company and Shoreline Enterprises, LLC (incorporated by reference to exhibit 10.36 of the Company's Annual Report on Form 10-K filed for December 31, 2001).

10.21.1		Amendment to Consulting Agreement dated as of May 10, 2004 between the Company and Shoreline Enterprises, LLC (incorporated by reference to exhibit 10.14.1 of the Company's Annual Report on Form 10-K filed for December 31, 2004).

10.22		Agreement of Lease dated as of June 4, 1998 between the Company and LaSalle National Bank, as successor trustee to LaSalle National Trust, N.A. as successor trustee to LaSalle National Bank. (incorporated by reference to exhibit 10.21 of the Company's Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).

Exhibit Number	Description
10.22.1	First Amendment to Agreement of Lease dated as of May 1, 1999 between the Company and LaSalle National Bank, as successor trustee to LaSalle National Trust, N.A. as successor trustee to LaSalle National Bank (incorporated by reference to exhibit 10.21.1 of the Company's Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).

10.22.2	Second Amendment to Agreement of Lease dated as of July 27, 2000 between the Company and LaSalle National Bank, as successor trustee to LaSalle National Trust, N.A. as successor trustee to LaSalle National Bank (incorporated by reference to exhibit 10.21.2 of the Company's Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).

10.22.3	Third Amendment to Agreement of Lease dated as of September 11, 2003 between the Company and LaSalle National Bank, as successor trustee to LaSalle National Trust, N.A. as successor trustee to LaSalle National Bank (incorporated by reference to exhibit 10.21.3 of the Company's Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).

10.23	Form of Property Management Agreement (incorporated by reference to exhibit 10.30 of the Company's Annual Report on Form 10-K filed on March 10, 2006).

10.24	Form of Standard Parking Corporation Restricted Stock Unit Agreement dated as of July 1, 2008 (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K filed on July 2, 2008).

10.24.1	First Amendment to Form of Standard Parking Corporation Restricted Stock Unit Agreement (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K as filed on August 6, 2009).

10.24.2	Second Amendment to Form of Standard Parking Corporation Restricted Stock Unit Agreement dated May 27, 2011 (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K filed on June 2, 2011).

10.25	Guaranty Agreement of APCOA/Standard Parking, Inc. dated as of March 2000 to and for the benefit of the State of Connecticut, Department of Transportation (incorporated by reference to exhibit 10.27 of the Company's Annual Report on Form 10-K filed on March 13, 2009).

10.26	Construction, Financing and Operating Special Facility Lease Agreement dated as of March 2000 between the State of Connecticut Department of Transportation and APCOA Bradley Parking Company, LLC (incorporated by reference to exhibit 10.28 of the Company's Annual Report on Form 10-K filed on March 13, 2009).

10.27	Trust Indenture dated March 1, 2000 between State of Connecticut and First Union National Bank as Trustee (incorporated by reference to exhibit 10.29 of the Company's Annual Report on Form 10-K filed on March 13, 2009).

10.28	Agreement and Plan of Merger, dated February 28, 2012, by and among the Company, Hermitage Merger Sub, Inc., KCPC Holdings, Inc. and Kohlberg CPC Rep., L.L.C. (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K filed on February 29, 2012). The schedules and exhibits to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K but will be provided supplementally to the SEC upon request.

Exhibit Number	Description
10.29	The Closing Agreements, dated February 28, 2012, between the Company and each of Lubert-Adler Real Estate Fund V, L.P. and Lubert-Adler Real Estate Parallel Fund V, L.P. (incorporated by reference to exhibit 10.2 of the Company's Current Report on Form 8-K filed on February 29, 2012).

10.30	The Closing Agreements, dated February 28, 2012, between the Company and each of Kohlberg Investors V, L.P., Kohlberg TE Investors V, L.P., Kohlberg Partners V, L.P., Kohlberg Offshore Investors V, L.P. and KOCO Investors V, L.P. (incorporated by reference to exhibit 10.3 of the Company's Current Report on Form 8-K filed on February 29, 2012).

10.31	The Closing Agreements, dated February 28, 2012, between the Company and each of Versa Capital Fund I, L.P. and Versa Capital Fund I Parallel, L.P. (incorporated by reference to exhibit 10.4 of the Company's Current Report on Form 8-K filed on February 29, 2012).

10.32	Asset Preservation Stipulation and Order dated September 26, 2012 among the Company, KCPC Holdings, Inc. and Central Parking Corporation and the Antitrust Division of the United States Department of Justice (incorporated by reference to exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed for September 30, 2012).

10.33	Proposed Final Judgment dated September 26, 2012 among the Company, KCPC Holdings, Inc. and Central Parking Corporation and the Antitrust Division of the United States Department of Justice (incorporated by reference to exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed for September 30, 2012).

10.34	Closing Agreement, dated as of October 2, 2012, between Standard Parking Corporation and Kohlberg CPC Rep, LLC (incorporated by reference to exhibit 10.2 of the Company's Current Report on Form 8-K filed on October 2, 2012).

10.35	Closing Agreement, dated as of October 2, 2012, between Standard Parking Corporation and 2929 CPC HoldCo, LLC (incorporated by reference to exhibit 10.3 of the Company's Current Report on Form 8-K filed on October 2, 2012).

10.36	Closing Agreement, dated as of October 2, 2012, between Standard Parking Corporation and VCM STAN-CPC Holdings, LLC (incorporated by reference to exhibit 10.4 of the Company's Current Report on Form 8-K filed on October 2, 2012).

10.37	Closing Agreement, dated as of October 2, 2012, between Standard Parking Corporation and West-FSI, LLC (incorporated by reference to exhibit 10.5 of the Company's Current Report on Form 8-K filed on October 2, 2012).

10.38	Closing Agreement, dated as of October 2, 2012, between Standard Parking Corporation and Sailorshell and Co. (incorporated by reference to exhibit 10.6 of the Company's Current Report on Form 8-K filed on October 2, 2012).

10.39	Closing Agreement, dated as of October 2, 2012, between Standard Parking Corporation and CP Klaff Equity LLC (incorporated by reference to exhibit 10.7 of the Company's Current Report on Form 8-K filed on October 2, 2012).

10.40	Closing Agreement, dated as of October 2, 2012, between Standard Parking Corporation and Jumpstart Development LLC (Worldwide) (incorporated by reference to exhibit 10.8 of the Company's Current Report on Form 8-K filed on October 2, 2012).

Exhibit Number		Description

14.1		Code of Ethics (incorporated by reference to exhibit 14.1 of the Company's Annual Report on Form 10-K for December 31, 2002).

21	***	Subsidiaries of the Company.

23	*	Consent of Independent Registered Public Accounting Firm dated as of November 18, 2013.

31.1	*	Section 302 Certification dated March 18, 2013 for James A. Wilhelm, Director, President and Chief Executive Officer (Principal Executive Officer).

31.2	*	Section 302 Certification dated March 18, 2013 for G. Marc Baumann, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer).

31.3	*	Section 302 Certification dated March 18, 2013 for Daniel R. Meyer, Senior Vice President Corporate Controller and Assistant Treasurer (Principal Accounting Officer and Duly Authorized Officer).

32	*	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 18, 2013.

101.INS	**	XBRL Instance Document.

101.SCH	**	XBRL Taxonomy Extension Schema.

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	**	XBRL Taxonomy Extension Label Linkbase.

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase.

*
Filed herewith.

**
Furnished herewith.

***
Previously filed as an exhibit to this annual report.

+
Management contract or compensation plan, contract or agreement.

^
Confidential treatment requested as to certain portions.