Form 10-Q/A
period 2013-03-31
STANDARD PARKING CORP
filed 2013-11-19
CIK 1059262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

900 N Michigan Avenue, Suite 1600

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

STANDARD PARKING CORPORATION

FORM 10-Q/A INDEX

Explanatory Note

This Quarterly Report on Form 10-Q/A of Standard Parking Corporation (the “Company,” “Standard,” “we,” or “us”) for the quarterly period ended March 31, 2013 includes restated consolidated balance sheets as of December 31, 2012 and March 30, 2013 and consolidated statements of income, consolidated statements of comprehensive income and consolidated statements of cash flows for the three months ended March 31, 2013 and 2012. We will not file an amended Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2012. This restatement is to reflect a correction in the manner in which the Company has accounted for deficiency payments under the Company’s agreement with the State of Connecticut (the “State”) under which the Company operates the surface parking and 3,500 garage parking spaces at Bradley International Airport located in the Hartford, Connecticut metropolitan area (the “Bradley Agreement”).  Cumulative deficiency payments under the Bradley Agreement, net of reimbursements, had previously been recorded as a receivable by the Company.

At the time of the Company’s initial accounting for the Bradley Agreement in 2000, the Company’s revenue projections, as well as the projections included in the Bradley Agreement and in the feasibility study prepared by the State’s parking consultant showed that the State would be able to repay deficiency payments, if any, over the term of the Bradley Agreement.  The Company continues to believe that there would be sufficient funds available and the State will be able to repay and expects that the State will ultimately repay the deficiency payments made by the Company under the Bradley Agreement. However it has now been determined that the recovery of the deficiency payments represents a contingency and, accordingly, (i) the deficiency payments made by the Company under the Bradley Agreement should have been, and should continue to be, recorded as cost of parking services in the reporting periods in which such payments were made, and (ii) the payments to the Company of the principal, interest and premium related to deficiency payments should have been, and should continue to be, recognized as a reduction of cost of parking services in the reporting periods in which such repayments were received. This approach is different from the Company’s historical practice of reporting such deficiency payments as accounts receivable and interest and premium received as interest income.   The restatement of the Company’s historical consolidated financial statements to reflect its correction in accounting for deficiency payments under the Bradley Agreement is referred to herein as the “Restatement.”

In addition, during September 2013, the Company finalized the purchase price allocation for its acquisition of KCPC Holdings, Inc. (“KCPC”), the ultimate parent company of Central Parking Corporation, on October 2, 2012.  As required by generally accepted accounting principles, the Company has recast the previously issued consolidated financial statements for the three months ended March 31, 2013 included in this Quarterly Report on Form 10-Q/A to reflect the impact of the final purchase allocation as if it were completed at the date of acquisition (referred to herein as the “Purchase Allocation Recast”).

For further information regarding the Restatement, see the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) dated November 13, 2013 (the “Restatement 8-K”), and for detailed financial information with respect to the Restatement and the Purchase Allocation Recast, see Note 2 of the notes to consolidated financial statements included in this Quarterly Report on Form 10-Q/A.

The following items of the Form 10-Q have been modified or revised in this Form 10-Q/A to reflect the Restatement and the Purchase Allocation Recast:

Part I.  Item 1.  Financial Statements;

Part I.  Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations; and

Part I.  Item 4.  Controls and Procedures.

The Company’s principal executive officer, principal financial officer and principal accounting officer have provided currently dated certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 in connection with this Amendment on Form 10-Q/A; the certifications are filed as Exhibits 31.1, 31.2, 31.3 and 32.

This amended Quarterly Report on Form 10-Q/A sets forth the original Quarterly Report on Form 10-Q in its entirety, except as required to reflect the effects of the Restatement and the Purchase Allocation Recast. Except for disclosures affected by the Restatement and the Purchase Allocation Recast, this amended Quarterly Report on Form 10-Q/A speaks as of the original filing date of May 10, 2013 and does not modify or update disclosures in the Form 10-Q, including the nature and character of such disclosures, to reflect events occurring or items discovered after the original filing date of the Form 10-Q.

This amended Quarterly Report on Form 10-Q/A should be read in conjunction with the Company’s other filings, as amended, made with the Securities and Exchange Commission subsequent to December 31, 2012, including the Restatement 8-K and the Company’s amended Annual Report on Form 10-K/A for the year ended December 31, 2012.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share data)

	March 31, 2013	December 31, 2012
	(Unaudited)	(See Note)
	(Restated Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$26,796	$28,450
Notes and accounts receivable, net	117,105	111,498
Prepaid expenses and supplies	21,084	27,823
Deferred taxes	15,265	15,265
Total current assets	180,250	183,036
Leasehold improvements, equipment, land and construction in progress, net	40,839	40,402
Other assets:
Advances and deposits	8,545	8,540
Intangible assets, net	188,752	197,344
Other assets, net	22,867	22,260
Cost of contracts, net	12,874	14,215
Goodwill	439,359	439,486
	672,397	681,845
Total assets	$893,486	$905,283
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$118,520	$129,034
Accrued and other current liabilities	97,835	109,300
Current portion of unfavorable lease contracts	15,522	17,467
Current portion of long-term debt obligations	21,680	21,837
Total current liabilities	253,557	277,638
Deferred taxes	18,819	19,079
Long-term borrowings, excluding current portion:
Obligations under senior credit facility	298,951	286,727
Other long-term debt obligations	1,955	1,995
	300,906	288,722
Unfavorable lease contracts	71,366	74,758
Other long-term liabilities	61,138	58,086
Stockholders’ equity:
Preferred Stock, par value $0.01 per share; 5,000,000 shares authorized as of March 31, 2013 and December 31, 2012; no shares issued	—	—
Common stock, par value $.001 per share; 50,000,000 shares authorized as of March 31, 2013 and December 31, 2012; 21,870,770 shares issued and outstanding as of March 31, 2013 and December 31, 2012	22	22
Additional paid-in capital	237,417	236,375
Accumulated other comprehensive (loss) income	(363)	(381)
Accumulated deficit	(50,028)	(49,768)
Total Standard Parking Corporation stockholders’ equity	187,048	186,248
Noncontrolling interest	652	752
Total equity	187,700	187,000
Total liabilities and stockholders’ equity	$893,486	$905,283

Note:             The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See Notes to Condensed Consolidated Interim Financial Statements.

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for share and per share data, unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012
	(Restated Note 2)
Parking services revenue:
Lease contracts	$121,085	$37,544
Management contracts	90,095	47,964
	211,180	85,508
Reimbursed management contract revenue	159,477	103,937
Total revenue	370,657	189,445
Cost of parking services:
Lease contracts	112,118	35,387
Management contracts	58,737	29,271
	170,855	64,658
Reimbursed management contract expense	159,477	103,937
Total cost of parking services	330,332	168,595
Gross profit:
Lease contracts	8,967	2,157
Management contracts	31,358	18,693
Total gross profit	40,325	20,850
General and administrative expenses	27,948	15,045
Depreciation and amortization	7,493	1,728
Operating income	4,884	4,077
Other expenses (income):
Interest expense	4,840	1,130
Interest income	(111)	(70)
	4,729	1,060
Income before income taxes	155	3,017
Income tax (benefit) expense	(154)	1,215
Net income	309	1,802
Less: Net income attributable to noncontrolling interest	569	72
Net (loss) income attributable to Standard Parking Corporation	$(260)	$1,730
Common stock data:
Net income per share:
Basic	$(0.01)	$0.11
Diluted	$(0.01)	$0.11
Weighted average shares outstanding:
Basic	21,870,771	15,563,914
Diluted	21,870,771	15,820,118

See Notes to Condensed Consolidated Interim Financial Statements.

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012
	(Restated Note 2)
Net income	$309	$1,802
Other comprehensive (expense) income	18	86
Comprehensive income	327	1,888
Less: comprehensive income attributable to noncontrolling interest	569	72
Comprehensive income attributable to Standard Parking Corporation	$(242)	$1,816

See Notes to Condensed Consolidated Interim Financial Statements.

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except for share and per share data, unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012
	(Restated Note 2)
Operating activities:
Net income	$309	$1,802
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	7,537	1,723
Net accretion of acquired lease contracts	(1,873)	—
(Gain) loss on sale and abandonment of assets	(54)	4
Amortization of debt issuance costs and original discount on borrowings	788	159
Non-cash stock-based compensation	1,042	361
Excess tax benefit related to stock option exercises	—	(181)
Provisions for losses on accounts receivable	130	23
Deferred income taxes	(289)	202
Net change in operating assets and liabilities	(17,106)	(13,202)
Net cash used in operating activities	(9,516)	(9,109)
Investing activities:
Purchase of leasehold improvements and equipment	(3,059)	(597)
Cost of contracts purchased	(54)	(237)
Proceeds from sale of assets	51	9
Contingent payments for businesses acquired	(6)	—
Net cash used in investing activities	(3,068)	(825)
Financing activities:
Proceeds from exercise of stock options	—	154
Earn-out payments made	—	(1,080)
Tax benefit related to stock option exercises	—	181
Proceeds from senior credit facility	11,925	6,700
Distribution to noncontrolling interest	(669)	(73)
Payments on long-term borrowings	(191)	(171)
Net cash provided by financing activities	11,065	5,711
Effect of exchange rate changes on cash and cash equivalents	(135)	50
(Decrease) increase in cash and cash equivalents	(1,654)	(4,173)
Cash and cash equivalents at beginning of period	28,450	13,220
Cash and cash equivalents at end of period	$26,796	$9,047
Supplemental disclosures:
Cash paid during the period for:
Interest	$4,101	$895
Income taxes	277	426

See Notes to Condensed Consolidated Interim Financial Statements.

STANDARD PARKING CORPORATION

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(In thousands except for share and per share data, unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Standard Parking Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q/A and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the financial position and results of operations have been included. Operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results that might be expected for any other interim period or the fiscal year ended December 31, 2013. The financial statements presented in this report should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K/A filed on November 18, 2013.

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

2. Revisions to Previously Issued Consolidated Financial Statements

We have revised our previously issued consolidated financial statements to reflect (a) the finalization of purchase accounting, (b) a correction in our accounting for our contract related to the Bradley Airport as described in Note 11 (the “Bradley Agreement”) and (c) certain other immaterial adjustments.

Purchase Accounting Finalization

As described in Note 3 of these consolidated financial statements, we purchased KCPC Holdings, Inc. (“KCPC”), the ultimate parent company of Central Parking Corporation on October 2, 2012.  During September 2013 we finalized the purchase price allocation (“PPA”) for this acquisition.  We have recast our previously issued consolidated financial statements to reflect the impact of the final purchase allocation as if it was completed at the date of acquisition.  The impact of the finalization of the purchase price allocation is reflected in the table shown below.

Restatement of Accounting

We have restated our consolidated financial statements to correct the accounting for certain transactions.  The restatement is primarily related to the accounting for the agreement under which we operate the Bradley International Airport.

We account for the Bradley Agreement, which is described in detail in Note 11 of these consolidated financial statements, as a management agreement.  We have historically recognized an account receivable for deficiency payments that we have made under the Bradley Agreement as we believed, based on the Bradley Agreement, that we will ultimately receive these amounts.  However, while we continue to believe that these amounts are ultimately collectible, we have concluded that the collection of these amounts represent a contingency related to the contract and should be recorded when received. The impact of the restatement is reflected in the table shown below.

Impact of the Revisions

The following tables summarize the key financial statement line items that were modified as a result of the changes described above.

	As originally reported	Impact of Purchase Price Accounting Finalization	As Recast for Purchase Price Accounting Finalization	Impact of Restatement	As Revised
BALANCE SHEET
As of March 31, 2013
Total current assets	177,701	2,108	179,809	441	180,250
Long-term receivables, net	15,749	—	15,749	(15,749)	—
Intangible assets, net	167,293	21,459	188,752	—	188,752
Good will	434,343	5,016	439,359	—	439,359
Total assets	879,939	28,826	908,765	(15,279)	893,486
Total current liabilities	250,604	2,953	253,557	—	253,557
Deferred tax liabilities	27,462	(2,805)	24,657	5,838	18,819
Accumulated deficit	(39,459)	(1,128)	(40,587)	(9,441)	(50,028)
Total Shareholder’s equity of Company	197,617	(1,128)	196,489	(9,441)	187,048
Total liabilities and shareholder’s equity	879,939	28,826	908,765	(15,279)	893,486

INCOME STATEMENT
For the three months ended March 31, 2013
Total cost of parking services	329,311	618	329,929	403	330,332
Total gross profit	40,697	31	40,728	(403)	40,325
Operating income	5,564	(154)	5,410	(526)	4,884
Income before income taxes	668	(154)	514	(359)	155
Income tax (benefit) expense	46	(65)	(19)	(135)	(154)
Net income	622	(89)	533	(224)	309
For the three months ended March 31, 2012
Total cost of parking services	167,816	—	167,816	779	168,595
Total gross profit	21,629	—	21,629	(779)	20,850
Operating income	4,856	—	4,856	(779)	4,077
Income before income taxes	3,796	—	3,796	(779)	3,017
Income tax (benefit) expense	1,528	—	1,528	(313)	1,215
Net income	2,268	—	2,268	(466)	1,802

We had a $0.01 reduction to our net income per share-basic and diluted as a result of the restatement of accounting for the Bradley Agreement and no effect to our net income per share-basic and diluted for the purchase price finalization for KCPC for the three months ended March 31, 2013.  Our net income per share-basic and diluted for the same period, after giving effect to the restatement of accounting for the Bradley Agreement, was $(0.01), compared to $0.00, as originally reported.

We had a $0.03 reduction to our net income per share-basic and diluted as a result of our restatement of accounting for the Bradley Agreement for the three months ended March 31, 2012.  Our net income per share-basic and diluted for the same period, after giving effect to the restatement of accounting for the Bradley Agreement was $0.11, compared to $0.14, as originally reported.

Net income attributable to Standard Parking Corporation, within the Consolidated Statements of Income, and other comprehensive income and comprehensive income attributable to Standard Parking Corporation, within the Consolidated Statements of Comprehensive Income, was only effected by the change in net income as a result of the purchase price finalization for KCPC and the restatement of accounting for the Bradley Agreement for the three months ended March 31, 2013 and the restatement of accounting for the Bradley Agreement for the three months ended March 31, 2012.

The effect of the restatement had no impact to our net cash provided by operating activities, net cash provided by (used in) investing activities or net cash used in financing activities, within the Consolidated Statements of Cash Flows, for the three months ended March 31, 2013 and 2012.

The notes to these consolidated financial statements have been revised, as needed, to reflect the impact of the purchase price finalization for KCPC and the restatement of accounting for the Bradley Agreement, as previously discussed above.

3. Acquisition

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

Pursuant to the Central Merger agreement, we are entitled to indemnification from the former stockholders of KCPC if and to the extent Central’s combined net debt and the absolute value of Central’s working capital (as determined in accordance with the Merger Agreement) (the “Net Debt Working Capital”) exceeded $285,000 as of September 30, 2012, the Net Debt Working Capital was $300,546 as of September 30, 2012 and, accordingly, the Net Debt Working Capital exceeded $285,000 by $15,546. We have made a formal indemnity claim under the Merger Agreement relating to Net Debt Working Capital.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed in the acquisition as previously reported based on the preliminary allocation and as finalized:

	Preliminary amounts (a)	Amounts as Finalized
Net current liabilities	$(28,041)	$(25,444)
Leasehold improvements, equipment, land and construction in progress, net	24,154	24,781
Identified intangible assets:
Management contracts	81,000	81,000
Favorable lease contracts	51,650	80,235
Trade name / trademarks	14,900	9,100
Existing technology	34,000	34,000
Non-competition agreements	2,600	2,600
Other noncurrent assets	17,748	17,748
Long-term debt	(237,223)	(237,223)
Unfavorable lease contracts	(69,316)	(101,676)
Other noncurrent liabilities	(19,523)	(19,523)
Net long-term deferred tax liability	(24,516)	(22,528)
Net liabilities assumed	(152,567)	(156,930)
Goodwill	302,236	306,599
Total consideration transferred	$149,669	$149,669

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

4. Stock-Based Compensation

We measure share-based compensation expense at the grant date, based on the fair value of the award, and the expense is recognized over the requisite employee service period (the vesting period) for awards expected to vest (considering estimated forfeitures).

The Company has an amended and restated Long-Term Incentive Plan that was adopted in conjunction with our initial public offering. On April 22, 2008, our shareholders approved an amendment to our Long-Term Incentive Plan that increased the maximum number of shares of common stock available for awards under the Long-Term Incentive Plan from 2,000,000 to 2,175,000 and extended the Plan’s termination date. The Plan now terminates twenty years from the date of such approval, or April 22, 2028. Forfeited and expired options under the Plan become generally available for reissuance. At March 31, 2013, no shares remained available for award under the Plan. See Note 19 on subsequent events regarding the amendment to the Plan.

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

5. Net Income Per Common Share

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

A reconciliation of the weighted average basic common shares outstanding to the weighted average diluted common shares outstanding is as follows (unaudited):

	Three Months Ended March 31,
	2013	2012
Weighted average common basic shares outstanding	21,870,771	15,563,914
Effect of dilutive stock options and restricted stock units	—	256,204
Weighted average common diluted shares outstanding	21,870,771	15,820,118
Net income per share:
Basic	$(0.01)	$0.11
Diluted	$(0.01)	$0.11

There are no additional securities that could dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share, other than those disclosed.

6. Recently Issued Accounting Pronouncements

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

7. Leasehold Improvements, Equipment, Construction in Progress and Land, Net

A summary of leasehold improvements, equipment, and construction in progress and related accumulated depreciation and amortization is as follows:

		March 31, 2013	December 31, 2012
	Ranges of Estimated Useful Life	(Unaudited)
Equipment	2 - 5 Years	$29,157	$28,498
Software	3 - 10 Years	15,610	15,031
Vehicles	4 Years	9,322	9,353
Other	10 Years	367	367
Leasehold improvements	Shorter of lease term or economic life up to 10 years	18,308	17,920
Construction in progress		3,358	2,086
		76,122	73,255
Less accumulated depreciation and amortization		(37,582)	(35,152)
		38,540	38,103
Land		2,299	2,299
Leasehold improvements, equipment, land and construction in progress, net		$40,839	$40,402

Depreciation expense was $2,860 and $1,042 for the three months ended March 31, 2013 and 2012, respectively. Depreciation includes gains on sale and abandonment of leasehold improvements and equipment of $31 and losses on sale and abandonment of leasehold improvements and equipment of $4 for the three months ended March 31, 2013 and 2012, respectively.

8. Cost of Contracts, Net

Cost of contracts represents the contractual rights associated with providing parking services at a managed or leased facility. Cost consists of capitalized payments made to third parties, amortized over the estimated life of the contracts, including anticipated renewals and terminations.

The balance of cost of contracts is comprised of the following:

	March 31, 2013	December 31, 2012
	(Unaudited)	(Restated)
Cost of contracts	$25,879	$26,599
Accumulated amortization	(13,005)	(12,384)
Cost of contracts, net	$12,874	$14,215

Amortization expense related to cost of contracts was $690 and $608 for the three months ended March 31, 2013 and 2012, respectively. The weighted average useful life is 9.5 years for 2013 and 2012.

9. Intangible Assets, Net

The balance of intangible assets is comprised of the following:

	March 31, 2013	December 31, 2012
	(Unaudited)	(Restated)
Covenant not to compete	$3,533	$3,533
Trade names	9,820	9,820
Proprietary know how	34,650	34,650
Lease contract rights	80,235	80,235
Management contract rights	81,000	81,000
Accumulated amortization	(20,486)	(11,894)
Intangible assets, net	$188,752	$197,344

Amortization expense related to intangible assets included in depreciation and amortization was $3,957 and $78 for the three months ended March 31, 2013 and 2012, respectively. Amortization for lease contracts rights was $3,745 for the three months ended March 31, 2013 and is included in cost of parking services of lease contract. There was no amortization for lease contracts included in cost of parking services for lease contracts for the three months ended March 31, 2012.

10. Goodwill

Goodwill is assigned to reporting units based upon the specific region where the assets are acquired and associated goodwill resided.

The following table reflects the changes in the carrying amounts of goodwill by reportable segment for the three months ended March 31, 2013 (unaudited restated):

	Region One	Region Two	Region Three	Region Four	Region Five	Total
Balance as of December 31, 2012	$193,758	$32,245	$66,181	$62,621	$84,681	$439,486
Contingent payments related to acquisitions			(6)			(6)
Foreign currency translation		(121)				(121)
Balance as of March 31, 2013	$193,758	$32,124	$66,175	$62,621	$84,681	$439,359

11. Bradley Agreement

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

The total deficiency payments we have made, net of reimbursements, as of March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
	(Unaudited)
Balance at beginning of year	$14,598	$13,407
Deficiency payments made	403	1,658
Deficiency repayment received	—	(467)
Balance at end of period	$15,001	$14,598

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

The annual management fee is paid after the repayment of all deficiency payments, including accrued interest and premium. Cumulative management fees of approximately $9,000 had not been recognized as of March 31, 2013, and no management fee income was recognized during the three months ended March 31, 2013 and 2012.

12. Borrowing Arrangements

Long-term borrowings, in order of preference, consist of:

		Amount Outstanding
	Maturity Date	March 31, 2013	December 31, 2012
	(Unaudited)
Senior Credit Facility	October 2, 2017	$320,198	$307,939
Other obligations	Various	2,388	2,620
Total debt		322,586	310,559
Less current portion		21,680	21,837
Total long-term debt		$300,906	$288,722

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

13. Business Unit Segment Information

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

Our business is managed based on regions administered by executive vice presidents. The following is summary of revenues (excluding reimbursed management contract revenue) and gross profit by regions for the three months ended March 31, 2013 and 2012 with information related to prior periods recast to conform to the current regional alignment (unaudited):

	Three Months Ended March 31, 2013	Gross Margin %	Three Months Ended March 31, 2012	Gross Margin %
	(Restated)		(Restated)
Revenues(a):
Region One
Lease contracts	$75,040		$17,142
Management contracts (b)	25,886		12,065
Total Region One	100,926		29,207
Region Two
Lease contracts	1,326		—
Management contracts	10,226		7,102
Total Region Two	11,552		7,102
Region Three
Lease contracts	12,289		5,417
Management contracts	18,141		13,535
Total Region Three	30,430		18,952
Region Four
Lease contracts	9,214		10,837
Management contracts	27,410		12,011
Total Region Four	36,642		22,848
Region Five
Lease contracts	23,267		4,148
Management contracts	9,057		3,067
Total Region Five	32,324		7,215
Other
Lease contracts	(51)		—
Management contracts	(643)		184
Total Other	(694)		184
Reimbursed management contract revenue	159,477		103,937
Total revenues	370,657		189,445
Gross Profit
Region One
Lease contracts	5,154	7%	629	4%
Management contracts	11,243	43%	6,490	54%
Total Region One	16,397		7,119
Region Two
Lease contracts	266	20%	—	—
Management contracts	2,287	22%	1,198	17%
Total Region Two	2,553		1,198
Region Three
Lease contracts	781	6%	436	8%
Management contracts	6,851	38%	5,636	42%
Total Region Three	7,632		6,072
Region Four
Lease contracts	(1,918)	(21)%	760	7%
Management contracts	8,200	30%	3,182	26%
Total Region Four	6,282		3,942
Region Five
Lease contracts	4,668	20%	357	9%
Management contracts	3,779	42%	1,449	47%
Total Region Five	8,447		1,806
Other
Lease contracts	16	31%	(25)	—
Management contracts	(1,002)	(156)%	738	401%
Total Other	(986)		713
Total gross profit	40,325		20,850
General and administrative expenses	27,948		15,045
General and administrative expense percentage of gross profit	69%		72%
Depreciation and amortization	7,493		1,728
Operating income	4,884		4,077
Other expenses (income):
Interest expense	4,840		1,130
Interest income	(111)		(70)
	4,729		1,060
Income before income taxes	155		3,017
Income tax expense	(154)		1,215
Net income	309		1,802
Less: Net income attributable to noncontrolling interest	569		72
Net income (loss) attributable to Standard Parking Corporation	$(260)		$1,730

(a)                                 Excludes reimbursed management contract revenue.

(b)                                 Includes a net gain of $2,700 related to the sale of rights associated with certain contracts.  There were no similar payments received in 2012.

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

14. Comprehensive Income

Comprehensive income consists of the following components, net of tax (unaudited):

	For the three months ended
	March 31, 2013	March 31, 2012
	(Restated)	(Restated)
Net income	$309	$1,802
Effective portion of cash flow hedge	153	36
Effect of foreign currency translation	(135)	50
Comprehensive income	327	1,888
Less: comprehensive income attributable to noncontrolling interest	569	72
Comprehensive income attributable to Standard Parking Corporation	$(242)	$1,816

15.  Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income consists of the following components, net of tax (unaudited):

	For the three months ended March 31, 2013
	Cash flow hedge	Foreign Currency	Total
Balance at December 31, 2012	$(476)	$95	$(381)
Other comprehensive income before reclassifications	153	(135)	18
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income	153	(135)	18
Balance at March 31, 2013	$(323)	$(40)	$(363)

16. Income Taxes

For the three months ended March 31, 2013, the Company recognized income tax benefit of $154 on pre-tax earnings of $155 compared to $1,215 income tax expense on pre-tax earnings of $3,017 for the three months ended March 31, 2012. The effective tax rate is approximately (99.4)% for the three months ended March 31, 2013 compared to approximately 40.3% for the three months ended March 31, 2012. The effective tax rate for the three months ended March 31, 2013 was decreased to (99.4)% from 37.6% for a discrete benefit of approximately $206 for the retroactive extension of the Work Opportunity Tax Credit (“WOTC”) and other similar federal income tax credit programs that were enacted as part of the American Taxpayer Relief Act in January of 2013.

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

17. Legal Proceedings

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

18. Fair Value Measurement

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

19. Subsequent Events

On April 24, 2013, the Company’s shareholders approved the Long-Term Incentive Plan amendment which increased the number of shares of common stock available for awards under the Plan from 2,175,000 to 2,875,000, an increase of 700,000 shares.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained in this Quarterly Report on Form 10-Q/A and the consolidated financial statements and the notes thereto included in our Annual Report on our Form 10-K/A for the year ended December 31, 2012.

Important Information Regarding Forward-Looking Statements

This Form 10-Q/A contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, including statements regarding our merger with the parent of Central Parking Corporation (“Central”), and the other expectations, beliefs, plans, intentions and strategies of the Company.  We have tried to identify these statements by using words such as “expect,” “anticipate,” “believe, “could,” “should,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” and “will” and similar terms and phrases, but such words, terms and phrases are not the exclusive means of identifying such statements.  These forward-looking statements are made based on management’s expectations and beliefs concerning future events and are subject to uncertainties and factors relating to operations and the business environment, all of which are difficult to predict and many of which are beyond management’s control.  Actual results, performance and achievements could differ materially from those expressed in, or implied by, these forward-looking statements due to a variety of risks, uncertainties and other factors, including, but not limited to, the following: risks related to the restatement; our ability to integrate Central into the business of the Company successfully and the amount of time and expense spent and incurred in connection with the integration; the risk that the economic benefits, cost savings and other synergies that we anticipate as a result of the Central Merger (defined below) are not fully realized or take longer to realize than expected; our substantially increased indebtedness incurred in connection with the Central Merger, which may reduce available cash flow, increase vulnerability to adverse economic conditions, and limit flexibility in planning for, or reacting to, changes in or challenges related to our business; unanticipated Central Merger and integration expenses; other losses, or renewals on less favorable terms, of management contracts and leases; adverse litigation judgments or settlements; the economic impact to areas damaged by Hurricane Sandy; changes in general economic and business conditions or demographic trends; the loss of customers, clients or strategic alliances as a result of the Central Merger; the effect on our strategy and operations due to changes to the Board of Directors that occurred upon the completion of the Central Merger; the impact of the divestitures of management contracts and leases required by the agreement entered into by the Company with the Department of Justice in connection with the Central Merger; the impact of public and private regulations; financial difficulties or bankruptcy of major clients; intense competition; insurance losses that are worse than expected or adverse events not covered by insurance; labor disputes; extraordinary events affecting parking at facilities that we manage, including emergency safety measures, military or terrorist attacks, cyber terrorism and natural disasters; the risk that state and municipal government clients sell or enter into long-term leases of parking-related assets to competitors or clients of our competitors; uncertainty in the credit markets; availability, terms and deployment of capital; our ability to obtain performance bonds on acceptable terms; and the impact of Federal health care reform.

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

Explanatory Note

The discussion and analysis below gives effect to the Restatement, which is to reflect a correction in the manner in which the Company has accounted for deficiency payments under the Bradley Agreement.  Cumulative deficiency payments under the Bradley Agreement, net of reimbursements, had previously been recorded as an account receivable by the Company.

At the time of the Company’s initial accounting for the Bradley Agreement in 2000, the Company’s revenue projections as well as the projections included in the Bradley Agreement and in the feasibility study prepared by the State’s parking consultant showed that the State would be able to repay deficiency payments, if any, over the term of the Bradley Agreement.  The Company continues to believe that the State will be able to repay and expects that the State will ultimately repay the deficiency payments made by the Company under the Bradley Agreement.  However, it has now been determined that the recovery of the deficiency payments represents a contingency and, accordingly, (i) the deficiency payments made by the Company under the Bradley Agreement should have been, and should continue to be, recorded as cost of parking services in the reporting periods in which such payments were made, and (ii) the repayments to the Company of the principal, interest and premium related to deficiency payments should have been, and should continue to be, recognized as a reduction to the cost of parking services in the reporting periods in which such repayments were received. This approach is different from the Company’s historical practice of reporting such deficiency payments as accounts receivable.

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

During September 2013, the Company finalized the purchase price allocation for the Central Merger.  As required by generally accepted accounting principles, the Company has recast the previously issued consolidated financial statements for the three months ended March 31, 2013 included in this Quarterly Report on Form 10-Q/A to reflect the impact of the final purchase allocation as if it were completed at the date of acquisition.  The discussion and analysis below gives effect to the Purchase Allocation Recast.

For further information regarding the Restatement, see the Restatement 8-K, and for detailed financial information with respect to the Restatement and the Purchase Allocation Recast, see Note 2 of the notes to consolidated financial statements included in this Quarterly Report on Form 10-Q/A.

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

Summary of Operating Facilities

We focus our operations in core markets where a concentration of locations improves customer service levels and operating margins. The following table reflects our facilities operated at the end of the periods indicated:

	March 31, 2013	December 31, 2012	March 31, 2012
Managed facilities	3,516	3,325	1,973
Leased facilities	904	939	199
Total facilities	4,420	4,264	2,172

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

Segment revenue information is summarized as follows (unaudited restated):

	Three Months Ended March 31,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	Amount	%
	(In millions)
Lease contract revenue:
New location	$0.4	$—	$—	$—	$0.9	$0.2	$0.2	$—	$3.7	$—	$—	$—	$5.2	$0.2	$5.0	2500.0
Contract expirations	0.1	1.1	—	—	—	0.2	—	0.1	—	0.6	—		0.1	2.0	(1.9)	(95.0)
Same location	17.7	15.8	—	—	5.2	5.0	9.1	10.5	3.7	3.5	—		35.7	34.8	0.9	2.6
Conversions	0.3	0.2			—	—	—	0.3	—	—			0.3	0.5	(0.2)	(40.0)
Acquisitions	56.5	—	1.3	—	6.2	—	—	—	15.8	—	—	—	79.8	—	79.8	—
Total lease contract revenue	$75.0	$17.1	$1.3	$—	$12.3	$5.4	$9.3	$10.9	$23.2	$4.1	$—	$—	$121.1	$37.5	$83.6	222.9
Management contract revenue:
New location	$1.3	$—	$0.5	$—	$1.1	$—	$1.0	$0.1	$0.4	$—	$—	$—	$4.3	$0.1	$4.2	4200.0
Contract expirations	0.1	1.7	—	0.4	0.2	2.4	—	0.5	—	0.3	—	—	0.3	5.3	(5.0)	(94.3)
Same location	11.3	10.2	4.4	6.7	11.4	11.1	13.9	11.5	2.7	2.7	0.3	0.2	44.0	42.4	1.6	3.8
Conversions	0.2	0.2	—	—	—	—	—	—	—	—			0.2	0.2	—	—
Acquisitions	13.0	—	5.3	—	5.5	—	12.5	—	5.9	—	(0.9)	—	41.3	—	41.3	—
Total management contract revenue	$25.9	$12.1	$10.2	$7.1	$18.2	$13.5	$27.4	$12.1	$9.0	$3.0	$(0.6)	$0.2	$90.1	$48.0	$42.1	87.7

Parking services revenue—lease contracts.  Lease contract revenue increased $83.6 million, or 222.9%, to $121.1 million for the three months ended March 31, 2013, compared to $37.5 million for the three months ended March 31, 2012. The increase in lease contract revenue consisted of an increase from the Standard Operations of $3.8 million, or 10.1%, and $79.8 million from the Central Operations. The increase resulted primarily from increases in revenue from new and same locations and acquisitions, partially offset by decreases in revenue from contract expirations. Same location revenue for those facilities, which as of March 31, 2013 are the comparative periods for the two years presented, increased 2.6%. The increase in same location revenue of $0.9 million was due to increases in short-term and monthly parking revenue of $0.8 million, or 7.7%. Revenue associated with contract expirations relates to contracts that expired during the current period.

Parking services revenue—management contracts.  Management contract revenue increased $42.1 million, or 87.7%, to $90.1 million for the three months ended March 31, 2013, compared to $48.0 million for the three months ended March 31, 2012. The increase in management contact revenue consisted of an increase from the Central Operations of $41.3 million, and an increase in revenue from the Standard Operations of $0.8 million, or 1.7%. The increase resulted primarily from increases in revenue from new and locations and acquisitions, which was partially offset by a decrease in contract expirations. Same location revenue for those facilities, which as of March 31, 2013 are the comparative periods for the two years presented, increased 3.8%, primarily due to increased fees from reverse management locations and ancillary services. Acquisition revenue also includes a $2.7 million net benefit that resulted from the sale of contract rights.

Reimbursed management contract revenue. Reimbursed management contract revenue increased $55.5 million, or 53.4%, to $159.5 million for the three months ended March 31, 2013, compared to $103.9 million for the three months ended March 31, 2012. This increase resulted from additional reimbursements for costs incurred on behalf of owners, and the additional reimbursements related to Central.

Lease contract revenue increased primarily due to new locations and same locations in regions one, three and five, combined with acquisitions in regions one, two, three and five. This was partially offset primarily by decreases in contract expirations in regions one and five same location region four and conversions in region four. Same location revenue increases for the aforementioned regions were primarily due to increases in short-term and monthly parking revenue.

Management contract revenue increased primarily due to new locations and acquisitions in all five operating regions, combined with same location revenue in regions one, three and four. This was partially offset primarily by contract expirations in all five operating regions, same locations in regions two and three and acquisitions in other. The decreases in same location revenue were primarily due to a decrease in fees from reverse management locations and ancillary services. For comparability purposes, revenue associated with contract expirations relate to the contracts that expired during the current period.

Segment cost of parking services information is summarized as follows (unaudited restated):

	Three Months Ended March 31,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	Amount	%
	(In millions)
Cost of parking services lease contracts:
New location	$0.5	$—	$—	$—	$0.8	$0.2	$0.2	$—	$3.3	$—	$—	$—	$4.8	$0.2	$4.6	2300.0
Contract expirations	0.2	1.1	—	—	—	0.2	—	0.2	—	0.5	—	—	0.2	2.0	(1.8)	(90.0)
Same location	16.8	15.2	—	—	4.9	4.6	11.0	9.7	3.4	3.3	0.1	—	36.2	32.8	3.4	10.4
Conversions	0.3	0.2	—	—	—	—	—	0.2	—	—	—	—	0.3	0.4	(0.1)	(25.0)
Acquisitions	52.1	—	1.1	—	5.8	—	—	—	11.8	—	(0.2)	—	70.6	—	70.6	—
Total cost of parking services lease contracts	$69.9	$16.5	$1.1	$—	$11.5	$5.0	$11.2	$10.1	$18.5	$3.8	$(0.1)	$—	$112.1	$35.4	$76.7	216.7
Cost of parking services management contracts:
New location	$0.8	$—	$0.3	$—	$0.7	$—	$0.5	$0.1	$0.3	$—	$—	$—	$2.6	$0.1	$2.5	2500.0
Contract expirations	0.1	0.7	—	0.3	0.1	1.2	—	0.2	—	0.2	—	—	0.2	2.6	(2.4)	(92.3)
Same location	5.3	4.8	3.9	5.6	6.8	6.7	8.0	8.6	1.6	1.5	0.8	(0.6)	26.4	26.6	(0.2)	0.8
Conversions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Acquisitions	8.5	—	3.8	—	3.6	—	10.7	—	3.3	—	(0.4)	—	29.5	—	29.5	100
Total cost of parking services management contracts	$14.7	$5.5	$8.0	$5.9	$11.2	$7.9	$19.2	$8.9	$5.2	$1.7	$0.4	$(0.6)	$58.7	$29.3	$29.4	105.8

Cost of parking services—lease contracts.  Cost of parking services for lease contracts increased $76.7 million, or 216.7%, to $112.1 million for the three months ended March 31, 2013, compared to $35.4 million for the three months ended March 31, 2012. The increase in cost of parking services for lease contracts consisted of an increase from the Standard Operations of $6.1 million, or 17.2%, and $70.6 million from the Central Operations. The increase resulted primarily from increases in costs from new and same locations and acquisitions, which was partially offset by decreases in contract expirations. Same location costs for those facilities, which as of March 31, 2013 are the comparative for the two years presented, increased 10.4%. Same location costs increased primarily due to higher rent expense, primarily as a result of contingent rental payments on the increase in revenue for same locations.

Cost of parking services—management contracts.  Cost of parking services for management contracts increased $29.4 million, or 105.8%, to $58.7 million for the three months ended March 31, 2013, compared to $29.3 million for the three months ended March 31, 2012. The increase in cost of parking services for management contracts consisted of a increase from the Standard Operations of $1.5 million, or 5.1%, and an increase of $29.5 million from the Central Operations. The increase resulted primarily from increases in costs related to new reverse management locations, same locations and acquisitions, which was partially offset by decreases in contract expirations. Same location costs for those facilities, which as of March 31, 2013 are the comparative for the two years presented, increased 2.3%. Same location increase in operating expenses for management contracts primarily resulted from increases in associated revenue of same locations.

Reimbursed management contract expense. Reimbursed management contract expense increased $55.5 million, or 53.4%, to $159.5 million for the three months ended March 31, 2013, compared to $103.9 million for the three months ended March 31, 2012. This increase resulted from additional reimbursements for costs incurred on behalf of owners, and the additional reimbursements related to Central.

Cost of parking services for lease contracts increased primarily due to new locations in regions one, three, four and five, combined with same locations in regions one, three, four, five and other, acquisitions in regions one, two, three and five and conversions in region one, which was partially offset by contract expirations in regions one, three, four and five, conversions in region four and acquisitions in other. Same location cost increased primarily due to increases in contingent rent payments on the increase in revenue.

Cost of parking services for management contracts increased primarily due to new locations and acquisitions in all five operating regions, combined with increases in same locations in regions one, three, five and other. Partially offsetting, were primarily decreases due to contract expirations in all five operating regions, same locations in regions two and acquisitions in the other region. Same location cost decreases primarily resulted from decreases in costs associated with reverse management contracts and the cost of providing management services. The other region amounts in same location primarily represent prior year insurance reserve adjustments and costs that are not specifically identifiable to a region.

Segment gross profit/gross profit percentage information is summarized as follows (unaudited restated):

	Three Months Ended March 31,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	Amount	%
	(In millions)
Gross profit lease contracts:
New location	$(0.1)	$—	$—	$—	$0.1	$—	$—	$—	$0.4	$—	$—	$—	$0.4	$—	$0.4	—
Contract expirations	(0.1)	—	—	—	—	—	—	(0.1)	—	0.1	—	—	(0.1)	—	(0.1)	—
Same location	0.9	0.6	—	—	0.3	0.4	(1.9)	0.9	0.3	0.2	(0.1)	—	(0.5)	2.1	(2.6)	(123.8)
Conversions	—	—	—	—	—	—	—	0.1	—	—	—	—	—	0.1	(0.1)	(100.0)
Acquisitions	4.4	—	0.2	—	0.4	—	—	—	4.0	—	0.2	—	9.2	—	9.2	—
Total gross profit lease contracts	$5.1	$0.6	$0.2	$—	$0.8	$0.4	$(1.9)	$0.9	$4.7	$0.3	$0.1	$—	$9.0	$2.2	$6.8	309.1

	(Percentages)
Gross profit percentage lease contracts:
New location	(25.0)	—	—	—	11.1	—	—	—	10.8	—	—	—	7.7	—
Contract expirations	(100.0)	—	—	—	—	—	—	(100.0)	—	16.7	—	—	(100.0)	—
Same location	5.1	3.8	—	—	5.8	8.0	(20.8)	8.6	8.1	5.7	—	—	(1.4)	6.0
Conversions	—	—	—	—	—	—	—	33.3	—	—	—	—	—	20.0
Acquisitions	7.8	—	15.4	—	6.5	—	—	—	25.3	—	—	—	11.5	—
Total gross profit percentage	6.8	3.5	15.4	—	6.5	7.4	(20.4)	8.3	20.3	7.3	—	—	7.4	5.9

	(In millions)
Gross profit management contracts:
New location	$0.5	$—	$0.2	$—	$0.4	$—	$0.5	$—	$0.1	$—	$—	$—	$1.7	$—	$1.7	—
Contract expirations	—	1.0	—	0.1	0.1	1.2	—	0.3	—	0.1	—	—	0.1	2.7	(2.6)	(96.3)
Same location	6.0	5.4	0.5	1.1	4.6	4.4	5.9	2.9	1.1	1.2	(0.5)	0.8	17.6	15.8	1.8	11.4
Conversions	0.2	0.2	—	—	—	—	—	—	—	—	—	—	0.2	0.2	—	—
Acquisitions	4.5	—	1.5	—	1.9	—	1.8	—	2.6	—	(0.5)	—	11.8	—	11.8	—
Total gross profit management contracts	$11.2	$6.6	$2.2	$1.2	$7.0	$5.6	$8.2	$3.2	$3.8	$1.3	$(1.0)	$0.8	$31.4	$18.7	$12.7	67.9

	(Percentages)
Gross profit percentage management contracts:
New location	38.5	—	40.0	—	36.4	—	50.0	—	25.0	—	—	—	39.5	—
Contract expirations	—	58.8	—	25.0	50.0	50.0	—	60.0	—	33.3	—	—	33.3	50.9
Same location	53.1	52.9	11.4	16.4	40.4	39.6	42.4	25.2	40.7	44.4	(166.7)	400.0	40.0	39.2
Conversions	100.0	100.0	—	—	—	—	—	—	—	—		—	100.0	100.0
Acquisitions	34.6	—	28.3	—	34.5	—	14.4	—	44.1	—	55.6	—	28.6	—
Total gross profit percentage	43.2	54.5	21.6	16.9	38.5	41.5	29.9	26.4	42.2	43.3	166.7	400.0	34.9	39.0

Gross profit—lease contracts.  Gross profit for lease contracts increased $6.8 million, or 309.1%, to $9.0 million for the three months ended March 31, 2013, compared to $2.2 million for three months ended March 31, 2012. The increase in gross profit for lease contracts consisted of a decrease from the Standard Operations of $2.4 million, or 114.3%, and an increase of $9.2 million from the Central Operations. Gross profit percentage for lease contracts increased to 7.4% for the three months ended March 31, 2013, compared to 5.9% for the three months ended March 31, 2012. Gross profit lease contracts increases were primarily the result of new locations and acquisitions, partially offset by contract expirations, same locations and conversions. Gross profit lease contracts decreases on same locations were primarily the result of decreases in short-term and monthly parking revenue. Gross profit percentage on acquisitions accounted for most of the increase on a percentage basis.

Gross profit—management contracts.  Gross profit for management contracts increased $12.7 million, or 67.9%, to $31.4 million for the three months ended March 31, 2013, compared to $18.7 million for the three months ended March 31, 2012. The increase in gross profit for management contracts consisted of an increase from the Standard Operations of 0.9 million, or 4.6%, and an increase of $11.8 million from Central Operations. Gross profit percentage for management contracts decreased to 34.9% for the three months ended March 31, 2013, compared to 39.0% for the three months ended March 31, 2012. Gross profit for management contracts increases were primarily the result of new and same locations and acquisitions, offset by contract expirations. Gross profit management contracts increases on same locations were primarily the result of decreases in costs associated with reverse management contracts and the cost of providing management services, in addition to a decrease in revenue. Gross profit percentage on acquisitions accounted for most of the decline on a percentage basis.

Gross profit for lease contracts increased primarily due to new locations in region three, same locations in region one acquisitions in regions one two, three, five and other. Partially offsetting, were primarily contract expirations in regions one and five, conversions in region four, new locations in region one and same locations in regions three, four and other. Gross profit lease contracts on same locations increased primarily due to increases in short-term and monthly parking revenue and a net benefit that resulted from the sale of contract rights.

Gross profit for management contracts increased primarily due to new locations and acquisitions in all five operating regions and same locations in region one.  Partially offsetting, were contract expirations in all five operating regions, same locations in regions two, four and other and acquisitions in other. Gross profit for management contracts decreases on same locations were primarily the result of increases in costs associated with reverse management contracts and the cost of providing management services, in addition to decreased revenue. The other region amounts in same location primarily represent prior year insurance reserve adjustments and amounts that are not specifically identifiable to a specific region.

General and administrative expenses. General and administrative expenses increased $12.9 million, or 86.0%, to $27.9 million for the three months ended March 31, 2013, compared to $15.0 million for the three months ended March 31, 2012. This increase was primarily related to integration costs incurred in connection with the Central Merger of $3.0 million, the addition of general and administrative expenses related to Central of $11.2 million, $0.7 million due to the additional RSUs that were granted in the fourth quarter of 2012, payroll and payroll relates expenses of $1.3 million, partially offset by, professional fees of $1.1 million, acquisition earn-out valuation changes of $0.3 million and cost savings from process efficiencies of $1.9 million.

Depreciation and amortization. Depreciation and amortization increased $5.8 million, or 341.2%, to $7.5 million as compared to $1.7 million for the three months ended March 31, 2012. This increase is a result of the additional amortization and depreciation for the fair value of acquired tangible and intangible assets from the Central Merger.

Interest expense. Interest expense increased $3.7 million, or 336.4%, to $4.8 million for the three months ended March 31, 2013, as compared to $1.1 million for the three months ended March 31, 2012. This increase resulted primarily from an increase in borrowings and an increase in the borrowings on our Senior Credit Facility.

Interest income. Interest income was $0.1 million for the three months ended March 31, 2013 and 2012, respectively.

Income tax expense Income tax expense decreased $1.4 million, or 112.7%, to a benefit of $0.2 million for the three months ended March 31, 2013, as compared to $1.2 million for the three months ended March 31, 2012. A decrease in our effective tax rate resulted in a $1.4 million decrease in our tax expense. Our effective tax rate was (99.4%) for the three months ended March 31, 2013 and 40.3% for the three months ended March 31, 2012. The effective tax rate for the three months ended March 31, 2013 was favorably decreased to (99.4%) from 37.6% as a result of a discrete benefit of approximately $206 for the retroactive extension of the Work Opportunity Tax Credit (WOTC) and other similar federal income tax credit programs that were enacted as part of the American Taxpayer Relief Act in January of 2013.

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

Deficiency Payments

Pursuant to our obligations with respect to the parking garage operations at Bradley International Airport, we are required to make certain payments for the benefit of the State and for holders of special facility revenue bonds. The deficiency payments represent contingent interest bearing advances to the trustee to cover operating cash flow requirements. As of March 31, 2013, we have $15.0 million of cumulative deficiency payments to the trustee, net of reimbursements. We believe these advances to be fully recoverable and will recognize the principal, interest and premium payments related to the deficiency payments when received. We do not directly guarantee the payment of any principal or interest on any debt obligations of the State or the trustee.

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

Net Cash Provided by Operating Activities

Our primary sources of funds are cash flows from operating activities and changes in operating assets and liabilities. Net cash used in operating activities totaled $9.5 million for the first three months of 2013. Cash used in operating activities for the first three months of 2013 included changes in operating assets and liabilities that resulted in a use of $17.1 million, partially offset by cash provided from operations of $7.4 million. The net decrease in changes in operating assets and liabilities resulted primarily from; (i) a decrease in accrued liabilities of $8.3 million primarily related to the payment of our performance-based compensation accrual paid in the first quarter of 2013 of $3.7 million, $10.6 million in reductions in accrued rents, insurance reserves and customer deposits, partially offset by an increase of $5.9 million in other long-term liabilities primarily due to insurance reserves and an increase in the non-qualified deferred compensation plan; (ii) an increase in notes and accounts receivables of $5.7 million; (iii) a decrease in accounts payable of $10.5 million which primarily resulted from the timing on payments to our clients and new business that are under management contracts as described under “Daily Cash Collections”; partially offset by (iv) a net decrease in prepaid and other assets of $7.8 million.

Our primary sources of funds are cash flows from operating activities and changes in operating assets and liabilities.  Net cash used in operating activities totaled $9.1 million for the first three months of 2012. Cash used included changes in operating assets and liabilities of $13.2 million, partially offset by cash provided from operations of $4.1 million. The net decrease in cash resulted primarily from (i) an increase of $9.7 million in notes and accounts receivable due to timing of customer collections in the first quarter of 2012; (ii) an increase of $0.3 million in prepaid assets primarily due to timing for payment of insurance program; (iii) a decrease of $7.1 million in other liabilities primarily due to the payment of our performance-based compensation accrual paid in the first quarter of 2012 $4.3 million, a decrease in customer deposits of $4.0 million on certain events due to the completion of the events and $1.1 million for professional fees related to the planned Central Merger accrued at year end, partially offset by an increase in the non-qualified deferred compensation plan $0.9 million; (iv) and partially offsetting the decrease in cash is an increase of $3.9 million in accounts payable that primarily resulted from the timing on payments to our clients and new business that are under management contracts as described under “Daily Cash Collections .”

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

Net Cash Used in Financing Activities

Net cash provided by financing activities totaled $11.0 million in the first three months of 2013. Cash provided by financing activities for the first three months of 2013 included $11.9 million of net proceeds on our Senior Credit Facility, partially offset by $0.6 million distributed to non-controlling interests and $0.2 million for payments on capital leases.

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

Item 4.      Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures

Prior to the filing of our original Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2013 and under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (the “Evaluation”) at a reasonable assurance level as of the last day of the period covered by this Report.

Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Corporate Controller, to allow timely decisions regarding required disclosures.

It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions, regardless of how remote.

Based upon the Evaluation, our Chief Executive Officer, Chief Financial Officer and Corporate Controller had concluded that our disclosure controls and procedures were effective at the reasonable assurance level. Subsequently, during the third quarter of Fiscal 2013, we identified a material weakness in our internal control over financial reporting with respect to our historical accounting treatment for deficiency payments made pursuant to the Bradley Agreement, as discussed below.  Solely as a result of the identification of this material weakness in our internal control over financial reporting, our Chief Executive Officer, Chief Financial Officer and Corporate Controller have now concluded that the design of our disclosure controls and procedures were not effective at a reasonable assurance level as of the last day of the period covered by this Report.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of our published financial statements.

Prior to the filing of our original Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “10-K”), our management assessed the effectiveness of our internal control over financial reporting as of the last day of the period covered by the report. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this assessment, our management had believed that as of December 31, 2012, our internal control over financial reporting was effective based on those criteria. Management’s assessment of internal control over financial reporting as of December 31, 2012 excludes the internal control over financial reporting related to Central Parking Corporation (acquired on October 2, 2012).  Central is included in the 2012 consolidated financial statements of the Company and constituted $624.9 and $142.5 of total and net assets, respectively, as of December 31, 2012 and $190.0 and $0.9 of revenues and net income, respectively, for the year then ended.  Subsequently, during the third quarter of Fiscal 2013, we identified a design deficiency that constitues a material weakness in our internal control over financial reporting related to the Bradley Agreement as of December 31, 2012. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Specifically, because of our need to undertake the Restatement, we identified a design deficiency in our controls over the application of complex technical accounting standards to our accounting for deficiency payments made pursuant to the terms of the Bradley Agreement. Accounting for such deficiency payments was particularly challenging because of the of the unique and complicated nature of the Bradley Agreement and the Company’s underlying arrangement with the State of Connecticut.  The design deficiency continued to exist as of the last day of the period covered by this report.

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

To remediate, we have revised the accounting for the deficiency payments under the Bradley Agreement and plan to implement remedial measures including a review of any lease or  management agreements that we may enter into in the future which include contingent provisions similar to those in the Bradley Agreement (although we do not currently expect to enter into any such agreements in the future).  More specifically, we are developing updated procedures to reflect the technical guidance for accounting for such arrangements, as well as the ongoing accounting for such transactions. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

We expect that the remediation related to controls over the remedial measures mentioned above will be completed prior to the fiscal year ending December 31, 2013.

(b)      Changes in Internal Control Over Financial Reporting

Except as otherwise discussed above, there were no changes in our internal control over financial reporting during the three months ended March 31, 2013 that have materially affected or are reasonably likely to materially affect such controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

(c)      Limitations of the Effectiveness of Internal Control

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