Form 10-Q/A
period 2013-06-30
STANDARD PARKING CORP
filed 2013-11-19
CIK 1059262

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

STANDARD PARKING CORPORATION

FORM 10-Q/A INDEX

Explanatory Note

This Quarterly Report on Form 10-Q/A of Standard Parking Corporation (the “Company,” “Standard,” “we,” or “us”) for the quarterly period ended June 30, 2013 includes restated consolidated balance sheets as of December 31, 2012 and June 30, 2013, consolidated statements of income, consolidated statements of comprehensive income, and consolidated statements of cash flows for the three and six months ended June 30, 2012 and 2013 and restated notes to such consolidated financial statements. We will not file an amended Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2012. This restatement is to reflect a correction in the manner in which the Company has accounted for deficiency payments under the Company’s agreement with the State of Connecticut (the “State”) under which the Company operates the surface parking and 3,500 garage parking spaces at Bradley International Airport located in the Hartford, Connecticut metropolitan area (the “Bradley Agreement”).  Cumulative deficiency payments under the Bradley Agreement, net of reimbursements, had previously been recorded as a receivable by the Company.

At the time of the Company’s initial accounting for the Bradley Agreement in 2000, the Company’s revenue projections as well as the projections included in the Bradley Agreement and in the feasibility study prepared by the State’s parking consultant showed that there would be sufficient funds available to repay deficiency payments, if any, over the term of the Bradley Agreement.  The Company continues to believe that the State will ultimately repay the deficiency payments made by the Company under the Bradley Agreement. However, it has now been determined that the recovery of the deficiency payment represents a contingency and, accordingly, (i) the deficiency payments made by the Company under the Bradley Agreement should have been, and should continue to be, recorded as cost of parking services in the reporting periods in which such payments were made, and (ii) the payments to the Company of the principal, interest and premium related to deficiency payments should have been, and should continue to be, recognized as a reduction of cost of parking services in the reporting periods in which such repayments were received. This approach is different from the Company’s historical practice of reporting such deficiency payments as accounts receivable and interest and premium received as interest income.   The restatement of the Company’s historical consolidated financial statements to reflect its correction in accounting for deficiency payments under the Bradley Agreement is referred to herein as the “Restatement.”

In addition, during September 2013, the Company finalized the purchase price allocation for its acquisition of KCPC Holdings, Inc. (“KCPC”) on October 2, 2012.  As required by generally accepted accounting principles, the Company has recast the previously issued consolidated financial statements for the three and six months ended June 30, 2013 included in this Quarterly Report on Form 10-Q/A to reflect the impact of the final purchase allocation as if it were completed at the date of acquisition (referred to herein as the “Purchase Allocation Recast”).

For further information regarding the Restatement, see the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on November 18, 2013 (the “Restatement 8-K”), and for detailed financial information with respect to the Restatement and the Purchase Allocation Recast, see Note 2 of the notes to consolidated financial statements included in this Quarterly Report on Form 10-Q/A.

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

This amended Quarterly Report on Form 10-Q/A sets forth the original Quarterly Report on Form 10-Q in its entirety, except as required to reflect the effects of the Restatement and the Purchase Allocation Recast. Except for disclosures affected by the Restatement and the Purchase Allocation Recast, this amended Quarterly Report on Form 10-Q/A speaks as of the original filing date of August 9, 2013 and does not modify or update disclosures in the Form 10-Q, including the nature and character of such disclosures, to reflect events occurring or items discovered after the original filing date of the Form 10-Q.

This amended Quarterly Report on Form 10-Q/A should be read in conjunction with the Company’s other filings, as amended, made with the Securities and Exchange Commission subsequent to December 31, 2012, including the Restatement 8-K, the Company’s amended Annual Report on Form 10-K/A for the year ended December 31, 2012, as filed with the SEC on November 18, 2013 and the Company’s amended Form 10-Q/A for the quarterly period ended March 31, 2013, as filed with the SEC on November 18, 2013.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share data)

	June 30, 2013	December 31, 2012
	(Unaudited)	(See Note)
	(Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$20,457	$28,450
Notes and accounts receivable, net	119,980	111,498
Prepaid expenses and supplies	18,524	27,823
Deferred taxes	15,265	15,265
Total current assets	174,226	183,036
Leasehold improvements, equipment, land and construction in progress, net	41,897	40,402
Other assets:
Advances and deposits	7,863	8,540
Intangible assets, net	180,725	197,344
Other assets, net	23,277	22,260
Cost of contracts, net	12,412	14,215
Goodwill	439,295	439,486
	663,572	681,845
Total assets	$879,695	$905,283
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$120,857	$129,034
Accrued and other current liabilities	94,698	109,300
Current portion of unfavorable lease contracts	15,856	17,467
Current portion of long-term debt obligations	21,559	21,837
Total current liabilities	252,970	277,638
Deferred taxes	18,661	19,079
Long-term borrowings, excluding current portion:
Obligations under senior credit facility	282,914	286,727
Other long-term debt obligations	1,914	1,995
	284,828	288,722
Unfavorable lease contracts	66,726	74,758
Other long-term liabilities	63,312	58,086
Stockholders’ equity:
Preferred Stock, par value $0.01 per share; 5,000,000 shares authorized as of June 30, 2013 and December 31, 2012; no shares issued	—	—
Common stock, par value $.001 per share; 50,000,000 shares authorized as of June 30, 2013 and December 31, 2012; 21,906,254 and 21,870,770 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	22	22
Additional paid-in capital	238,763	236,375
Accumulated other comprehensive (loss) income	508	(381)
Accumulated deficit	(46,584)	(49,768)
Total Standard Parking Corporation stockholders’ equity	192,709	186,248
Noncontrolling interest	489	752
Total equity	193,198	187,000
Total liabilities and stockholders’ equity	$879,695	$905,283

Note:             The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See Notes to Condensed Consolidated Interim Financial Statements.

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for share and per share data, unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(Restated – Note 2)		(Restated – Note 2)
Parking services revenue:
Lease contracts	$123,232	$42,414	$244,317	$79,958
Management contracts	88,659	44,372	178,754	92,336
	211,891	86,786	423,071	172,294
Reimbursed management contract revenue	158,402	104,160	317,879	208,097
Total revenue	370,293	190,946	740,950	380,391
Cost of parking services:
Lease contracts	112,014	38,000	224,132	73,387
Management contracts	53,833	24,071	112,570	53,342
	165,847	62,071	336,702	126,729
Reimbursed management contract expense	158,402	104,160	317,879	208,097
Total cost of parking services	324,249	166,231	654,581	334,826
Gross profit:
Lease contracts	11,218	4,414	20,185	6,571
Management contracts	34,826	20,301	66,184	38,994
Total gross profit	46,044	24,715	86,369	45,565
General and administrative expenses	26,868	14,868	54,816	29,913
Depreciation and amortization	8,252	1,807	15,745	3,535
Operating income	10,924	8,040	15,808	12,117
Other expenses (income):
Interest expense	4,763	1,132	9,603	2,262
Interest income	(128)	(50)	(239)	(120)
	4,635	1,082	9,364	2,142
Income before income taxes	6,289	6,958	6,444	9,975
Income tax expense	2,065	2,801	1,911	4,016
Net income	4,224	4,157	4,533	5,959
Less: Net income attributable to noncontrolling interest	780	85	1,349	157
Net income attributable to Standard Parking Corporation	$3,444	$4,072	$3,184	$5,802
Common stock data:
Net income per share:
Basic	$0.16	$0.26	$0.15	$0.37
Diluted	$0.15	$0.26	$0.14	$0.37
Weighted average shares outstanding:
Basic	21,889,777	15,665,263	21,880,274	15,614,868
Diluted	22,221,102	15,900,659	22,195,953	15,860,668

See Notes to Condensed Consolidated Interim Financial Statements.

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(Restated – Note 2)		(Restated – Note 2)
Net income	$4,224	$4,157	$4,533	$5,959
Other comprehensive (expense) income, before tax	870	(80)	889	6
Comprehensive income	5,094	4,077	5,422	5,965
Less: comprehensive income attributable to noncontrolling interest	780	85	1,349	157
Comprehensive income attributable to Standard Parking Corporation	$4,314	$3,992	$4,073	$5,808

See Notes to Condensed Consolidated Interim Financial Statements.

STANDARD PARKING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except for share and per share data, unaudited)

	Six Months Ended
	June 30, 2013	June 30, 2012
	(Restated – Note 2)
Operating activities:
Net income	$4,533	$5,959
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	15,170	3,496
Net accretion of acquired lease contracts	(3,013)	—
Loss on sale and abandonment of assets	590	41
Amortization of debt issuance costs and original issue discount on borrowings	1,445	311
Non-cash stock-based compensation	2,468	863
Excess tax benefit related to stock option exercises	—	(221)
Provisions for losses on accounts receivable	149	92
Deferred income taxes	(1,052)	1,125
Net change in operating assets and liabilities	(13,283)	(1,986)
Net cash provided by operating activities	7,007	9,680
Investing activities:
Purchase of leasehold improvements and equipment	(7,906)	(1,863)
Cost of contracts purchased	(337)	(237)
Proceeds from sale of assets	52	15
Capitalized interest	—	(8)
Contingent payments for businesses acquired	—	(46)
Net cash used in investing activities	(8,191)	(2,139)
Financing activities:
Proceeds from exercise of stock options	—	154
Earn-out payments made	(142)	(1,525)
Tax benefit related to stock option exercises	—	221
Payments on term loan	(11,250)	—
Borrowings from senior credit facility	6,850	(10,000)
Distribution to noncontrolling interest	(1,612)	(128)
Payments on long-term borrowings	(383)	(345)
Net cash used in financing activities	(6,537)	(11,623)
Effect of exchange rate changes on cash and cash equivalents	(272)	(83)
Decrease in cash and cash equivalents	(7,993)	(4,165)
Cash and cash equivalents at beginning of period	28,450	13,220
Cash and cash equivalents at end of period	$20,457	$9,055
Supplemental disclosures:
Cash paid during the period for:
Interest	$8,179	$1,779
Income taxes	1,062	2,813

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

2. Revisions to Previously Issued Consolidated Financial Statements

We have revised our previously issued consolidated financial statements to reflect (a) the finalization of purchase accounting and (b) a change in our accounting for our contract related to the Bradley Airport as described in Note 11 (the “Bradley Agreement”) and certain other adjustments.

Purchase Accounting Finalization

As described in Note 3 of these consolidated financial statements, we purchased KCPC Holdings, Inc. (“KCPC”) on October 2, 2012.  During September 2013 we finalized the purchase price allocation (“PPA”) for this acquisition.  We have recast our previously issued consolidated financial statements to reflect the impact of the final purchase allocation as if it was completed at the date of acquisition.    The impact of the finalization of the purchase price allocation is reflected in the table shown below.

Restatement of Accounting

We have restated our consolidated financial statements to correct the accounting for certain transactions.  The restatement is primarily related to the accounting for the agreement under which we operate the Bradley International Airport.

We account for the Bradley Agreement, which is described in detail in Note 11 of these consolidated financial statements, as a management agreement.  We have historically recognized an accounts receivable for deficiency payments  that we have made under the Bradley Agreement as we believed based on the Bradley Agreement that we will ultimately receive these amounts.  However, while we continue to believe that these amounts are ultimately collectible we have concluded that the collection of these amounts represent a contingency related to the contract and should be recorded when received. The impact of the restatement is reflected in the table shown below.

Impact of the Revisions

The following tables summarize the most significant impacts of the changes described above.

	As originally reported	Impact of Purchase Price Allocation Finalization	As Recast for Purchase Price Allocation Finalization	Impact of Restatement	As Revised

BALANCE SHEET
As of June 30, 2013
Total current assets	172,997	788	173,785	441	174,226
Long-term receivables, net	14,989	—	14,989	(14,989)	—
Intangible assets, net	160,231	20,494	180,725	—	180,725

Goodwill	433,877	5,418	439,295	—	439,295
Total assets	867,413	26,802	894,215	(14,520)	879,695
Total current liabilities	249,959	3,011	252,970	—	252,970
Unfavorable lease contracts	37,622	29,104	66,726	—	66,726
Deferred tax liabilities	28,043	(3,822)	24,221	5,560	18,661
Accumulated deficit	(36,134)	(1,491)	(37,625)	(8,959)	(46,584)
Total Standard Parking Corporation stockholders’ equity	203,159	(1,491)	201,668	(8,959)	192,709
Total liabilities and shareholders’ equity	867,413	26,802	894,215	(14,520)	879,695

INCOME STATEMENT
For six months ended June 30, 2013
Total cost of parking services	653,932	1,066	654,998	(417)	654,581
Total gross profit	86,369	(417)	85,952	417	86,369

Operating income	16,293	(780)	15,513	295	15,808
Income before income taxes	6,822	(780)	6,042	402	6,444
Income tax (benefit) expense	2,095	(327)	1,768	143	1,911
Net income	4,727	(453)	4,274	259	4,533

For six months ended June 30, 2012
Parking services revenue:
Total cost of parking services	333,994	—	333,994	832	334,826
Total gross profit	46,397	—	46,397	(832)	45,565
Operating income	12,949	—	12,949	(832)	12,117
Income before income taxes	10,892	—	10,892	(917)	9,975
Income tax (benefit) expense	4,384	—	4,384	(368)	4,016
Net income	6,508	—	6,508	(549)	5,959

For three months ended June 30, 2013

Total cost of parking services	324,621	448	325,069	(820)	324,249
Total gross profit	45,672	(448)	45,224	820	46,044
Operating income	10,729	(625)	10,104	820	10,924
Income before income taxes	6,154	(625)	5,529	760	6,289
Income tax (benefit) expense	2,049	(262)	1,787	278	2,065
Net income	4,105	(364)	3,741	483	4,224

For three months ended June 30, 2012
Total cost of parking services	166,178	—	166,178	53	166,231
Total gross profit	24,768	—	24,768	(53)	24,715
Operating income	8,093	—	8,093	(53)	8,040

Income before income taxes	7,096	—	7,096	(138)	6,958
Income tax (benefit) expense	2,856	—	2,856	(55)	2,801
Net income	4,240	—	4,240	(83)	4,157

We had a $0.02 and $0.01 increase to our net income per share-basic and diluted, respectively, as a result of the restatement of accounting for the Bradley Agreement and a $0.02 reduction to our net income per share-basic and diluted for the purchase price finalization for KCPC for the six months ended June 30, 2013.  Our net income per share-basic and diluted for the same period, after giving effect to the purchase price finalization for KCPC, was $0.13, compared to $0.15, as originally reported.  Our net income per share-basic and diluted for the same period, after giving effect to the purchase price finalization for KCPC and the restatement of accounting for the Bradley Agreement was $0.15 and $0.14, respectively, compared to $0.15 for both basic and diluted net income per share, as originally reported.

We had a $0.04 and $0.03 reduction to our net income per share-basic and diluted, respectively, as a result of our restatement of accounting for the Bradley Agreement for the six months ended June 30, 2012.  Our net income per share-basic and diluted for the same period, after giving effect to the restatement of accounting for the Bradley Agreement was $0.37, compared to $0.41 and $0.40, respectively, as originally reported.

We had a $0.02 increase to our net income per share-basic and diluted, as a result of the restatement of accounting for the Bradley Agreement and a $0.01 and $0.02 reduction to our net income per share-basic and diluted, respectively, for the purchase price finalization for KCPC for the three months ended June 30, 2013.  Our net income per share-basic and diluted for the same period, after giving effect to the purchase price finalization for KCPC, was $0.14 and $0.13, respectively, compared to $0.15 for both basic and diluted net income per share, as originally reported.  Our net income per share-basic and diluted for the same period, after giving effect to the purchase price finalization for KCPC and the restatement of accounting for the Bradley Agreement was $0.16 and $0.15, respectively, compared to $0.15 for both basic and diluted net income per share, as originally reported.

We had a $0.01 reduction and $nil effect to our net income per share-basic and diluted, respectively, as a result of our restatement of accounting for the Bradley Agreement for the three months ended June 30, 2012.  Our net income per share-basic and diluted for the same period, after giving effect to the restatement of accounting for the Bradley Agreement was $0.26, compared to $0.27 and $0.26, respectively, as originally reported.

Net income attributable to Standard Parking Corporation, within the Consolidated Statements of Income, and other comprehensive income and comprehensive income attributable to Standard Parking Corporation, within the Consolidated Statements of Comprehensive Income, was only effected by the change in net income as a result of the purchase price finalization for KCPC and the restatement of accounting for the Bradley Agreement for the three and six- months ended June 30, 2013 and the restatement of accounting for the Bradley Agreement for the three and six- months ended June 30, 2012.

The effect of the restatement had no impact to our net cash provided by operating activities, net cash provided by (used in) investing activities or net cash used in financing activities, within the Consolidated Statements of Cash Flows, for the three and six- months ended June 30, 2013 and 2012.

The notes to these consolidated financial statements have been revised, as needed, to reflect the impact of the purchase price finalization for KCPC and the restatement of accounting for the Bradley Agreement, as previously discussed above.

3. Acquisition

On October 2, 2012 (“Closing Date”), we completed our acquisition (the “Central Merger”) of 100% of the outstanding common shares of KCPC Holdings, Inc. (“KCPC”), which was the ultimate parent of Central Parking Corporation (“Central”) for 6,161,332 shares of our common stock and the assumption of $217,675 of Central’s debt net of cash acquired. Additionally, Central’s former stockholders will be entitled to receive cash consideration of $27,000, subject to adjustment, to be paid three years after closing to the extent it is not used to satisfy certain obligations that the Company has been indemnified for, by or from the former Central shareholders. The Company financed the acquisition through additional borrowings under the Senior Credit Facility (defined in Note 12).

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

The purchase price has been allocated based on the estimated fair value of net assets acquired and liabilities assumed at the date of the acquisition.  We have previously reported our preliminary purchase price allocation.  We have subsequently finalized the purchase price allocation, which resulted in revision to the previously reported preliminary amounts.  The revisions to the purchase price allocation were applied retrospectively back to the date of the acquisition as reflected in the Company’s restated consolidated financial statements included in our Form 10-K/A filed on November 18, 2013.

The following table summarizes the fair values of the assets acquired and liabilities assumed in the acquisition as previously reported based on the preliminary allocation and as finalized:

	Preliminary Amounts (a)	Amount as finalized
Net current liabilities	$(28,041)	$(25,444)
Leasehold improvements, equipment, land and construction in progress, net	24,154	24,781
Identified intangible assets:
Management contracts	81,000	81,000
Favorable lease contracts	51,650	80,235
Trade name / trademarks	14,900	9,100
Existing technology	34,000	34,000
Non-competition agreements	2,600	2,600
Other noncurrent assets	17,748	17,748
Long-term debt	(237,223)	(237,223)
Unfavorable lease contracts	(69,316)	(101,676)
Other noncurrent liabilities	(19,523)	(19,523)
Net long-term deferred tax liability	(24,516)	(22,528)
Net liabilities assumed	(152,567)	(156,930)
Goodwill	302,236	306,599
Total consideration transferred	$149,669	$149,669

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

A reconciliation of the weighted average basic common shares outstanding to the weighted average diluted common shares outstanding is as follows (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	Restated	Restated	Restated	Restated
Weighted average common basic shares outstanding	21,889,777	15,665,263	21,880,274	15,614,868
Effect of dilutive stock options and restricted stock units	331,325	235,396	315,679	245,800
Weighted average common diluted shares outstanding	22,221,102	15,900,659	22,195,953	15,860,668
Net income per share:
Basic	$0.16	$0.26	$0.15	$0.37
Diluted	$0.15	$0.26	$0.14	$0.37

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

7. Leasehold Improvements, Equipment, Construction in Progress and Land, Net

A summary of leasehold improvements, equipment, and construction in progress and related accumulated depreciation and amortization is as follows:

		June 30, 2013	December 31, 2012
	Ranges of Estimated Useful Life	(Unaudited)
Equipment	2 - 5 Years	$30,450	$28,498
Software	3 - 10 Years	16,225	15,031
Vehicles	4 Years	7,240	9,353
Other	10 Years	516	367
Leasehold improvements	Shorter of lease term or economic life up to 10 years	18,450	17,920
Construction in progress		4,691	2,086
		77,572	73,255
Less accumulated depreciation and amortization		(37,974)	(35,152)
		39,598	38,103
Land		2,299	2,299
Leasehold improvements, equipment, land and construction in progress, net		$41,897	$40,402

Depreciation expense was $2,646 and $5,505 for the three and six months ended June 30, 2013, respectively. Depreciation expense was $1,121 and $2,163 for the three and six months ended June 30, 2012, respectively. Depreciation includes losses on sale and abandonment of leasehold improvements and equipment of $675 and $671 for the three and six months ended June 30, 2013, respectively.  Depreciation includes gains on sale and abandonment of leasehold improvements and equipment of $44 and $48 for the three and six months ended June 30, 2012, respectively.

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

9. Intangible Assets, Net

The balance of intangible assets is comprised of the following:

	June 30, 2013	December 31, 2012
	(Unaudited)
Covenant not to compete	$3,533	$3,533
Trade names	9,820	9,820
Proprietary know how	34,650	34,650
Lease contract rights	80,235	80,235
Management contract rights	81,000	81,000
Accumulated amortization	(28,513)	(11,894)
Intangible assets, net	$180,725	$197,344

Amortization expense related to intangible assets included in depreciation and amortization was $5,020 and $8,975 for the three and six months ended June 30, 2013, respectively. Amortization for lease contracts rights was $3,015 and $6,760 for the three and six months ended June 30, 2013, respectively, and is included in cost of parking services of lease contracts. There was no amortization for lease contracts included in cost of parking services for lease contracts for the three and six months ended June 30, 2012.

10. Goodwill

Goodwill is assigned to reporting units based upon the specific region where the assets are acquired and associated goodwill resided.

The following table reflects the changes in the carrying amounts of goodwill by reportable segment for the six months ended June 30, 2013 (unaudited):

	Region One	Region Two	Region Three	Region Four	Region Five	Total
Balance as of December 31, 2012	$193,758	$32,245	$66,181	$62,621	$84,681	$439,486
Contingent payments related to acquisitions	—		—	—	—	—
Foreign currency translation			(191)			(191)
Balance as of June 30, 2013	$193,758	$32,245	$65,990	$62,621	$84,681	$439,295

11. Bradley Agreement

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

The total deficiency payments we have made, net of reimbursements, as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(Unaudited)
Balance at beginning of year	$14,598	$13,407
Deficiency payments made	403	1,658
Deficiency repayment received	(760)	(467)
Balance at end of period	$14,241	$14,598

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

Cumulative management fees of approximately $9,000 have not been recognized as of June 30, 2013, and no management fee income was recognized during the six months ended June 30, 2013 and 2012.

12. Borrowing Arrangements

Long-term borrowings, in order of preference, consist of:

		Amount Outstanding
	Maturity Date	June 30, 2013	December 31, 2012
		(Unaudited)
Senior credit facility, net of discount	October 2, 2017	$304,191	$307,939
Other obligations	Various	2,196	2,620
Total debt		306,387	310,559
Less current portion		21,559	21,837
Total long-term debt		$284,828	$288,722

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

The entire amount of the term loan portion of the Senior Credit Facility was drawn by the Company on the Closing Date and is subject to scheduled quarterly payments of principal based on the following annualized amounts: (i) $22,500 in the first year, (ii) $22,500 in the second year, (iii) $30,000 in the third year, (iv) $30,000 in the fourth year and (v) $37,500 in the fifth year. The Company also borrowed $72,800 under the revolving credit facility on the Closing Date. The proceeds from these borrowings were used by the Company to repay outstanding indebtedness of the Company and Central, and will also be used to pay costs and expenses related to the Central Merger and the related financing and fund ongoing working capital and other general corporate purposes. At June 30, 2013, the Company had $304,191 outstanding on the Senior Credit Facility, net of unamortized discount.

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

Our business is managed based on regions administered by executive vice presidents. The following is summary of revenues (excluding reimbursed management contract revenue) and gross profit by regions for the three and six months ended June 30, 2013 and 2012 with information related to prior periods recast to conform to the current regional alignment (unaudited):

	For the three months ended				For the six months ended
	June 30, 2013	Gross Margin %	June 30, 2012	Gross Margin %	June 30, 2013	Gross Margin %	June 30, 2012	Gross Margin %
Revenues(a):
Region One
Lease contracts	$76,252		$18,327		$151,292		$35,469
Management contracts(b)	26,466		12,718		52,357		24,727
Total Region One	102,718		31,045		203,649		60,196
Region Two
Lease contracts	1,031		—		2,357		—
Management contracts	5,742		1,044		15,963		8,146
Total Region Two	6,773		1,044		18,320		8,146
Region Three
Lease contracts	12,614		5,882		24,903		11,299
Management contracts	18,537		13,585		36,513		27,065
Total Region Three	31,151		19,467		61,416		38,364
Region Four
Lease contracts	11,208		10,702		20,422		21,539
Management contracts	24,248		12,213		51,662		24,224
Total Region Four	35,456		22,915		72,084		45,763
Region Five
Lease contracts	22,227		7,503		45,494		11,651
Management contracts	8,805		4,526		17,884		7,593
Total Region Five	31,032		12,029		63,378		19,244
Other
Lease contracts	(100)		—		(151)		—
Management contracts	4,861		286		4,375		581
Total Other	4,761		286		4,224		581
Reimbursed management contract revenue	158,402		104,160		317,879		208,097
Total revenues	370,293		$190,946		740,950		$380,391
Gross Profit
Region One
Lease contracts	5,270	7%	1,269	7%	10,424	7%	1,878	5%
Management contracts	11,711	44%	7,107	56%	22,959	44%	13,412	54%
Total Region One	16,981		8,376		33,383		15,290
Region Two
Lease contracts	63	6%	—	0%	329	14%	—	0%
Management contracts	1,918	33%	273	26%	4,199	26%	1,470	18%
Total Region Two	1,981		273		4,528		1,470
Region Three
Lease contracts	1,144	9%	555	9%	1,925	8%	1,000	9%
Management contracts	6,993	38%	5,764	42%	13,678	37%	11,262	42%
Total Region Three	8,137		6,319		15,603	8%	12,262
Region Four
Lease contracts	651	10%	809	8%	(1,267)	8%	1,568	7%
Management contracts	7,170	26%	4,271	35%	15,371	25%	7,453	34%
Total Region Four	7,821		5,080		14,104		9,021
Region Five
Lease contracts	3,937	18%	621	8%	8,604	19%	978	8%
Management contracts	3,391	39%	1,586	35%	7,170	40%	3,035	40%
Total Region Five	7,328		2,207		15,774		4,013
Other
Lease contracts	153	-153%	1,160	100%	170	-113%	1,146	100%
Management contracts	3,643	75%	1,300	454%	2,807	64%	2,363	407%
Total Other	3,796		2,460		2,977		3,509
Total gross profit	46,044		24,715		86,369		45,565
General and administrative expenses	26,868		14,868		54,817		29,913
General and administrative expense percentage of gross profit	58%		60%		63%		66%
Depreciation and amortization	8,252		1,807		15,745		3,535
Operating income	10,923		8,040		15,808		12,117
Other expenses (income):
Interest expense	4,763		1,132		9,603		2,262
Interest income	(128)		(50)		(239)		(120)
	4,635		1,082		9,364		2,142
Income before income taxes	6,289		6,958		6,444		9,975
Income tax expense	2,065		2,801		1,911		4,016
Net income	4,224		4,157		4,533		5,959
Less: Net income attributable to noncontrolling interest	780		85		1,349		157
Net income attributable to Standard Parking Corporation	$3,444		$4,072		$3,184		$5,802

(a)	Excludes reimbursed management contract revenue.

(b)	The six months ended June 30, 2013 includes a net gain of $2,700 related to the sale of rights associated with certain contracts. There were no similar payments received in 2012.

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

Our CODM does not evaluate segments using discrete asset information.

14. Comprehensive Income

Comprehensive income consists of the following components, net of tax (unaudited):

	For the three months ended		For the six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net income	$4,224	$4,157	$4,533	$5,959
Effective portion of cash flow hedge	1,007	53	1,161	89
Effect of foreign currency translation	(137)	(133)	(272)	(83)
Comprehensive income	5,094	4,077	5,422	5,965
Less: comprehensive income attributable to noncontrolling interest	780	85	1,349	157
Comprehensive income attributable to Standard Parking Corporation	$4,314	$3,992	$4,073	$5,808

15.  Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income consists of the following components, net of tax (unaudited):

	For the six months ended June 30, 2013
	Cash flow hedge	Foreign Currency	Total
Balance at December 31, 2012	$(476)	$95	$(381)
Other comprehensive income before reclassifications	1,161	(272)	889
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income	1,161	(272)	889
Balance at June 30, 2013	$685	$(177)	$508

16. Income Taxes

For the three months ended June 30, 2013, the Company recognized income tax expense of $2,065 on pre-tax earnings of $6,289 compared to $2,801 income tax expense on pre-tax earnings of $6,958 for the three months ended June 30, 2012. For the six months ended June 30, 2013, the Company recognized income tax expense of $1,911 on pre-tax earnings of $6,444 compared to $4,016 income tax expense on pre-tax earnings of $9,975 for the six months ended June 30, 2012. The effective tax rate is approximately 29.7% for the six months ended June 30, 2013 compared to approximately 40.3% for the six months ended June 30, 2012. The effective tax rate for the six months ended June 30, 2013 was favorably impacted by the discrete benefit of approximately $371 for the retroactive extension of the Work Opportunity Tax Credit (“WOTC”) and other similar federal income tax credit programs that were enacted as part of the American Taxpayer Relief Act in January of 2013. Without this discrete benefit, our effective tax rate would have been 36.2% for the six months ended June 30, 2013.

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

At the time of the Company’s initial accounting for the Bradley Agreement in 2000, the Company’s revenue projections as well as the projections included in the Bradley Agreement and in the feasibility study prepared by the State’s parking consultant showed that the State would be able to repay deficiency payments, if any, over the term of the Bradley Agreement.  The Company continues to believe that the State will be able to repay and expects that the State will ultimately repay the deficiency payments made by the Company under the Bradley Agreement. However after recent consultation with our independent public accounting firm, it has now been determined that the recovery of the deficiency payments represents a contingency and, accordingly (i) the deficiency payments made by the Company under the Bradley Agreement should have been, and should continue to be, recorded as cost of parking services in the reporting periods in which such payments were made, and (ii) the repayments to the Company of the principal, interest and premium related to the deficiency payments should have been, and should continue to be, recognized as a reduction in the cost of parking services in the reporting periods in which such repayments were received. This approach is different from the Company’s historical practice of reporting such deficiency payments as accounts receivable.

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

During September 2013, the Company finalized the purchase price allocation for the Central Merger.  As required by generally accepted accounting principles, the Company has recast the previously issued consolidated financial statements for the three and six months ended June 30, 2013 included in this Quarterly Report on Form 10-Q/A to reflect the impact of the final purchase allocation as if it were completed at the date of acquisition.  The discussion and analysis below gives effect to the Purchase Allocation Recast.

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

We operate our clients’ properties through two types of arrangements: management contracts and leases. Under a management contract, we typically receive a base monthly fee for managing the facility, and we may also receive an incentive fee based on the achievement of facility performance objectives. We also receive fees for ancillary services. Typically, all of the underlying revenue and expenses under a standard management contract flow through to our clients rather than to us. However, some management contracts, which are referred to as “reverse” management contracts, usually provide for larger management fees and require us to pay various costs. Under lease arrangements, we generally pay to the property owner either a fixed annual rent, a percentage of gross customer collections or a combination thereof. We collect all revenue under lease arrangements and we are responsible for most operating expenses, but we are typically not responsible for major maintenance, capital expenditures or real estate taxes. Margins for lease contracts vary significantly, not only due to operating performance, but also due to variability of parking rates in different cities and varying space utilization by parking facility type and location. As of June 30, 2013, we operated approximately 80% of our locations under management contracts and approximately 20% of our locations under leases. For the six months ended June 30, 2013, we derived approximately 76.6% of our gross profit under management contracts and approximately 23.4% of our gross profit under leases.

In evaluating our financial condition and operating performance, management’s primary focus is on our gross profit, total general and administrative expenses and general and administrative expenses as a percentage of our gross profit. Although the underlying economics to us of management contracts and leases are similar, the manner in which we are required to account for them differs. Revenue from leases includes all gross customer collections derived from our leased locations (net of parking tax), whereas revenue from management contracts only includes our contractually agreed upon management fees and amounts attributable to ancillary services. Gross customer collections at facilities under management contracts, therefore, are not included in our revenue. Accordingly, while a change in the proportion of our operating agreements that are structured as leases versus management contracts may cause significant fluctuations in reported revenue and expense of parking services, that change will not artificially affect our gross profit. For example, as of June 30, 2013, we operated approximately 80% of our locations under management contracts, and for the six months ended June 30, 2013 we derived approximately 76.6% of our gross profit under management contracts. Only approximately 42.3% of total revenue (excluding reimbursed management contract revenue), however, was from management contracts because under those contracts the revenue collected from parking customers belongs to our clients. Therefore, gross profit and total general and administrative expenses, rather than revenue, are management’s primary focus.

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

As noted previously, the financial results for the three and six months ended June 30, 2012 do not include any of Central’s results of operations for the period due to the timing of the closing of the Central Merger on October 2, 2012.  The financial results for the three and six months ended June 30, 2013 include Central’s results of operations for the periods.  To help understand the operating results for these quarters, the term “Central Operations” refers to the results of Central on a stand-alone basis for the period from January 1, 2013 to June 30, 2013 and the term “Standard Operations” refers to the results of the Company on a stand-alone basis and not inclusive of results from the acquired operations of Central for the three and six months ended June 30, 2013.

Three Months ended June 30, 2013 Compared to Three Months ended June 30, 2012

Segment revenue information is summarized as follows (unaudited restated):

	Three Months Ended June 30,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	Amount	%
	(In millions)
Lease contract revenue:
New location	$1.3	$—	$—	$—	$0.2	$0.1	$0.2	$—	$0.1	$0.1	$—	$—	$1.9	$0.2	$1.7	850.0%
Contract expirations	—	0.8	—	—	—	0.1	—	0.2	—	0.8	—	—	—	1.8	(1.8)	(100.0)%
Same location	19.4	17.4	—	—	5.9	5.7	11.0	10.3	7.1	6.7	—	—	43.4	40.1	3.3	8.2%
Conversions	0.1	0.1	—	—	—	—	—	0.2	—	—	—	—	0.1	0.3	(0.2)	(66.7)%
Acquisitions	55.4	—	1.0	—	6.5	—	—	—	15.0	—	(0.1)	—	77.8	—	77.8	100%
Total lease contract revenue	$76.3	$18.3	$1.0	$—	$12.6	$5.9	$11.2	$10.7	$22.2	$7.6	$(0.1)	$—	$123.2	$42.4	$80.8	190.6%
Management contract revenue:
New location	$1.7	$0.1	$0.1	$0.2	$1.2	$0.1	$0.8	$—	$0.4	$—	$—	$—	$4.2	$0.4	$3.8	950.0%
Contract expirations	0.3	1.4	—	0.2	0.1	2.0	—	0.5	—	0.3	—	—	0.4	4.4	(4.0)	(90.9)%
Same location	11.8	11.3	0.6	0.7	11.7	11.5	11.5	11.7	3.4	4.3	2.4	0.3	41.4	39.6	1.8	4.5%
Conversions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—%
Acquisitions	12.6	—	5.1	—	5.6	—	11.9	—	4.9	—	2.5	—	42.6	—	42.6	100.0%
Total management contract revenue	$26.4	$12.8	$5.8	$1.1	$18.6	$13.6	$24.2	$12.2	$8.7	$4.6	$4.9	$0.3	$88.6	$44.4	$44.2	99.5%

Parking services revenue—lease contracts.  Lease contract revenue increased $80.8 million, or 190.6%, to $123.2 million for the three months ended June 30, 2013, compared to $42.4 million for the three months ended June 30, 2012. The increase in lease contract revenue consisted of an increase from the Standard Operations of $3.0 million, or 7.1%, and $77.8 million from the Central Operations. The increase resulted primarily from increases in revenue from new and same locations and acquisitions, partially offset by decreases in revenue from contract expirations. Same location revenue for those facilities, which as of June 30, 2013 are the comparative periods for the two years presented, increased 8.2%. The increase in same location revenue was due to increases in short-term parking revenue of $2.4 million, and increases in monthly parking revenue of $0.9 million. Revenue associated with contract expirations relates to contracts that expired during the current period.

Parking services revenue—management contracts.  Management contract revenue increased $44.2 million, or 99.5%, to $88.6 million for the three months ended June 30, 2013, compared to $44.4 million for the three months ended June 30, 2012. The increase in management contracts revenue consisted of an increase from the Central Operations of $42.6 million, and an increase in revenue from the Standard Operations of $1.6 million, or 3.6%. The increase resulted primarily from increases in revenue from new and same locations, which was offset by contract expirations. Same location revenue for those facilities, which as of June 30, 2013 are the comparative periods for the two years presented, increased 4.5%, primarily due to increased fees from reverse management locations and ancillary services.

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

Lease contract revenue increased primarily due to new locations in region one and same locations in regions one, four and five, combined with acquisitions in regions one, two, three and five. This was partially offset primarily by decreases in contract expirations in regions one and five. Same location revenue increases for the aforementioned regions were primarily due to increases in short-term and monthly parking revenue.

Management contract revenue increased primarily due to new locations in region one, three, four and five and acquisitions in all five operating regions and other, combined with same location revenue in regions one and other. This was partially offset by contract expirations in all five operating regions, same locations in region five. The increase in same location revenue were primarily due to an increase in fees from reverse management locations and ancillary services.

Segment cost of parking services information is summarized as follows (unaudited):

	Three Months Ended June 30,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	Amount	%
	(In millions)
Cost of parking services lease contracts:
New location	$1.0	$—	$—	$—	$0.2	$0.1	$0.2	$—	$0.1	$0.1	$—	$—	$1.5	$0.2	$1.3	650.0%
Contract expirations	—	0.7	—	—	—	0.1	—	0.1	—	0.7	—	—	—	1.6	(1.6)	(100.0)%
Same location	18.5	16.3	—	—	5.5	5.1	10.6	9.6	6.6	6.1	(0.8)	(1.2)	40.4	35.9	4.5	12.5%
Conversions	0.1	0.1	—	—	—	—	—	0.2	—	—	—	—	0.1	0.3	(0.2)	(66.7)%
Acquisitions	51.4	—	1.0	—	5.8	—	(0.3)	—	11.6	—	0.5	—	70.0	—	70.0	—%
Total cost of parking services lease contracts	$71.0	$17.1	$1.0	$—	$11.5	$5.3	$10.5	$9.9	$18.3	$6.9	$(0.3)	$(1.2)	$112.0	$38.0	$74.0	194.7%
Cost of parking services management contracts:
New location	$1.1	$—	$—	$0.2	$0.6	$—	$0.4	$—	$0.3	$—	$—	$—	$2.4	$0.2	$2.2	1,100%
Contract expirations	0.2	0.5	—	0.1	0.1	1.3	—	0.4	—	0.1	—	—	0.3	2.4	(2.1)	87.5%
Same location	5.0	5.1	0.4	0.5	6.7	6.5	6.9	7.6	2.2	2.8	(1.3)	(1.0)	19.9	21.5	(1.6)	(6.9)%
Conversions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—%
Acquisitions	8.5	—	3.4	—	4.1	—	9.8	—	2.9	—	2.5	—	31.2	—	31.2	—%
Total cost of parking services management contracts	$14.8	$5.6	$3.8	$0.8	$11.5	$7.8	$17.1	$8.0	$5.4	$2.9	$1.2	$(1.0)	$53.8	$24.1	$29.7	123.7%

Cost of parking services—lease contracts.  Cost of parking services for lease contracts increased $74.0 million, or 194.7%, to $112.0 million for the three months ended June 30, 2013, compared to $38.0 million for the three months ended June 30, 2012. The increase in cost of parking services for lease contracts consisted of an increase from the Standard Operations of $4.0 million, or 10.5%, and $70.0 million from the Central Operations. The increase resulted primarily from increases in costs from new and same locations and acquisitions, which was partially offset by decreases in contract expirations. Same location costs for those facilities, which as of June 30, 2013 are the comparative for the two years presented, increased 12.5%. Same location costs increased $4.5 million due to rent expense, primarily as a result of contingent rental payments on the increase in revenue for same locations and payroll related costs.

Cost of parking services—management contracts.  Cost of parking services for management contracts increased $29.7 million, or 123.7%, to $53.8 million for the three months ended June 30, 2013, compared to $24.1 million for the three months ended June 30, 2012. The increase in cost of parking services for management contracts consisted of a decrease from the Standard Operations of $1.5 million, or 6.2%, and an increase of $31.2 million from the Central Operations. The increase resulted primarily from acquisitions and new locations partially offset by contract expirations and same location decreases. Same location costs for those facilities, which as of June 30, 2013 are the comparative for the two years presented, decreased 6.9%.  Same location decrease in operating expenses for management contracts primarily resulted from decreases in costs associated with reverse management contracts and the cost of providing management services. Same location cost also includes a favorable change in net insurance loss experience reserve estimates relating to prior years of $1.2 million.

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

Cost of parking services for lease contracts increased primarily due to new locations in regions one, three, four and five, combined with same locations in regions one, three, four and five, acquisitions in regions one, two, three and five and other partially offset by contract expirations in regions one and five. Same location cost increased primarily due to increases in contingent rent payments on the increase in revenue, payroll and payroll related costs, other operating costs, offset by a favorable health insurance dividend related to prior years. The other region amounts in same location primarily represent a reduced health insurance dividend related to prior years and costs that are not specifically identifiable to a region.

Cost of parking services for management contracts increased due to new locations in regions one, three, four and five and acquisitions in all five operating regions and other, offset by decreases in same locations in regions four and five and decreases due to contract expirations in all five operating regions. Same location cost decrease primarily resulted from decreases in costs associated with reverse management contracts and the cost of providing management services. The other region amounts in same location primarily represent prior year insurance reserve adjustments and costs that are not specifically identifiable to a region.

Segment gross profit/gross profit percentage information is summarized as follows (unaudited):

	Three Months Ended June 30,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	Amount	%
	(In millions)
Gross profit lease contracts:
New location	$0.3	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$0.4	$—	$0.4	—%
Contract expirations	—	—	0.1	—	—	—	—	—	—	0.1	—	—	—	0.1	(0.1)	(100.0)%
Same location	0.9	1.2	—	—	0.4	0.5	0.4	0.8	0.5	0.5	0.8	1.2	3.0	4.2	(1.2)	(28.6)%
Conversions	—	—	—	—	—	—	—	—	—	—	—	—	—	0.1	(0.1)	(100.0)%
Acquisitions	4.0	—	0.1	—	0.7	—	0.3	—	3.4	—	(0.6)	—	7.8	—	7.8	—%
Total gross profit lease contracts	$5.2	$1.2	$0.1	$—	$1.1	$0.5	$0.7	$0.8	$3.9	$0.6	$0.2	$1.2	$11.2	$4.4	$6.8	154.5%

	(Percentages)
Gross profit percentage lease contracts:
New location	23.1	—	—	—	—	—	—	—	—	—	—	—	21.1	—
Contract expirations	—	—	100.0	—	—	—	—	—	—	12.5	—	—	—	5.5
Same location	4.6	6.9	—	—	6.8	8.8	3.6	7.8	7.0	7.5	100.0	100.0	7.8	10.5
Conversions	—	—	—	—	—	—	—	—	—	—	—	—	—	33.3
Acquisitions	7.2	—	10.0	—	10.8	—	100.0	—	22.7	—	600.0	—	10.0	—
Total gross profit percentage	6.8	6.6	10.0	—	8.7	8.5	6.3	7.5	17.6	7.9	(200.0)	100.0	9.1	10.4

	(In millions)
Gross profit management contracts:
New location	$0.6	$0.1	$0.1	$—	$0.5	$0.1	$0.4	$—	$0.1	$—	$—	$—	$1.7	$0.2	$1.5	750%
Contract expirations	0.1	0.8	—	0.1	—	0.7	—	0.2	—	0.1	—	—	—	1.9	(1.9)	(100.0)%
Same location	6.8	6.2	0.1	0.2	5.0	5.0	4.6	4.1	1.2	1.5	3.7	1.3	21.5	18.3	3.2	17.5%
Conversions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—%
Acquisitions	4.2	—	1.7	—	1.5	—	2.1	—	2.1	—	—	—	11.6	—	11.6	100.0%
Total gross profit management contracts	$11.7	$7.1	$1.9	$0.3	$7.0	$5.8	$7.1	$4.3	$3.4	$1.6	$3.7	$1.3	$34.8	$20.3	$14.5	71.4%

	(Percentages)
Gross profit percentage management contracts:
New location	35.3	100.0	100.0	—	41.7	100.0	50.0	—	25.0	—	—	—	44.4	50.0
Contract expirations	33.3	57.1	—	50.0	—	35.0	—	40.0	—	33.3	—	—	—	43.2
Same location	57.6	54.9	33.3	28.6	42.7	43.5	40.0	35.0	35.3	34.9	154.2	433.3	49.6	46.2
Conversions	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Acquisitions	33.3	—	33.3	—	26.8	—	17.6	—	42.8	—	—	—	27.2	—
Total gross profit percentage	44.3	55.5	32.8	27.3	37.6	42.6	29.3	35.2	39.1	34.8	75.5	433.3	39.3	45.7

Gross profit—lease contracts.  Gross profit for lease contracts increased $6.8 million, or 154.5%, to $11.2 million for the three months ended June 30, 2013, compared to $4.4 million for three months ended June 30, 2012. The increase in gross profit for lease contracts consisted of a decrease from the Standard Operations of $1.0 million, or 22.7%, and a $7.8 million increase from the Central Operations. Gross profit percentage for lease contracts decreased to 9.1% for the three months ended June 30, 2013, compared to 10.4% for the three months ended June 30, 2012. Gross profit lease contracts decrease were primarily the result of decreases in same locations. Gross profit lease contracts decreases on same locations were primarily the result of increases in expenses. Gross profit percentage on same locations accounted for most of the decrease on a percentage basis.

Gross profit—management contracts.  Gross profit for management contracts increased $14.5 million, or 71.4%, to $34.8 million for the three months ended June 30, 2013, compared to $20.3 million for the three months ended June 30, 2012. The increase in gross profit for management contracts consisted of an increase from the Standard Operations of $2.9 million, or 14.3%, and an increase of $11.6 million from Central Operations. Gross profit percentage for management contracts decreased to 44.4% for the three months ended June 30, 2013, compared to 45.7% for the three months ended June 30, 2012. Gross profit for management contracts increases were primarily the result of new locations, acquisitions and same locations, offset by decreases in contract expirations. Gross profit management contracts increases on same locations were primarily the result of decreases in costs associated with reverse management contracts and the cost of providing management services, in addition to an increase in revenue. Gross profit percentage on acquisitions accounted for most of the decline on a percentage basis.

Gross profit for lease contracts increased primarily due to new locations in region one and acquisitions in regions one, three, four and five. Partially offsetting, were same locations in regions one, four and other. Gross profit lease contracts on same locations decreased primarily due to increases in operating expenses greater than revenue increases.

Gross profit for management contracts increased primarily due to new locations and acquisitions in all five operating regions and same locations in region one, four and other.  Partially offsetting, were contract expirations in all five operating regions, same locations in region five. Gross profit for management contracts increases on same locations were primarily the result of decreases in costs associated with reverse management contracts and the cost of providing management services. The other region amounts in same location primarily represent prior year insurance reserve adjustments and amounts that are not specifically identifiable to a specific region.

General and administrative expenses. General and administrative expenses increased $12.0 million, or 80.7%, to $26.9 million for the three months ended June 30, 2013, compared to $14.9 million for the three months ended June 30, 2012. This increase was primarily related to integration costs incurred in connection with the Central Merger of $2.4 million, the addition of general and administrative expenses related to Central of $10.4 million, $0.7 million due to the additional RSUs that were granted in the fourth quarter of 2012, payroll and payroll relates expenses of $1.1 million, partially offset by decreases in, professional fees of $1.2 million, and cost savings from process efficiencies of $1.5 million.

Depreciation and amortization. Depreciation and amortization increased $6.5 million, or 361.1%, to $8.3 million as compared to $1.8 million for the three months ended June 30, 2012. This increase is a result of the additional amortization and depreciation for the fair value of acquired tangible and intangible assets from the Central Merger.

Interest expense. Interest expense increased $3.7 million, or 336.4%, to $4.8 million for the three months ended June 30, 2013, as compared to $1.1 million for the three months ended June 30, 2012. This increase resulted primarily from an increase in borrowings on our Senior Credit Facility.

Interest income. Interest income was $0.1 million for the three months ended June 30, 2013 and 2012.

Income tax expense Income tax expense decreased $0.7 million, or 26.2%, to $2.1 million for the three months ended June 30, 2013 as compared to $2.8 million for the three months ended June 30, 2012. A decrease in our pre-tax income resulted in a $0.3 million decrease in income tax expense and a decrease in our effective tax rate resulted in a $0.5 million decrease in our tax expense. Our effective tax rate was 32.9% for the three months ended June 30, 2013 and 40.3% for the three months ended June 30, 2012. The effective tax rate for the three months ended June 30, 2013 decreased to 32.9% from 36.2% as a result of a discrete benefit of approximately $0.2 million for the retroactive extension of the Work Opportunity Tax Credit (WOTC) and other similar federal income tax credit programs that were enacted as part of the American Taxpayer Relief Act in January of 2013.

Six Months ended June 30, 2013 Compared to Six Months ended June 30, 2012

Segment revenue information is summarized as follows (unaudited):

	Six Months Ended June 30,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	Amount	%
	(In millions)
Lease contract revenue:
New location	$1.6	$—	$—	$—	$1.8	$0.9	$0.4	$—	$7.3	$3.4	$—	$—	$11.1	$4.3	$6.8	158.1%
Contract expirations	0.2	2.0	—	—	0.1	0.4	—	0.3	—	1.4	—	—	0.3	4.0	(3.7)	(92.5)%
Same location	37.3	33.3	—	—	10.3	10.0	20.0	20.7	7.4	6.9	—	—	75.0	71.0	4.0	5.6%
Conversions	0.2	0.2	—	—	—	—	—	0.5	—	—	—	—	0.2	0.7	(0.5)	(71.4)%
Acquisitions	112.0	—	2.4	—	12.7	—	—	—	30.8	—	(0.2)	—	157.7	—	157.7	100.0%
Total lease contract revenue	$151.3	$35.5	$2.4	$—	$24.9	$11.3	$20.4	$21.5	$45.5	$11.7	$(0.2)	$—	$244.3	$80.0	$164.3	205.4%
Management contract revenue:
New location	$3.0	$0.2	$0.1	$0.2	$2.0	$0.3	$2.0	$0.2	$0.9	$0.1	$—	$—	8.0	$1.0	$7.0	700.0%
Contract expirations	0.6	3.2	—	0.5	0.9	4.7	0.1	1.1	0.1	0.6	—	—	1.6	10.1	(8.5)	84.2%
Same location	23.1	21.3	5.4	7.4	22.5	22.1	25.1	22.9	6.0	6.9	2.5	0.6	84.7	81.2	3.5	4.3%
	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—%
Acquisitions	25.7	—	10.5	—	11.1	—	24.4	—	10.9	—	1.9	—	84.5	—	84.5	100.0%
Total management contract revenue	$52.4	$24.7	$16.0	$8.1	$36.5	$27.1	$51.6	$24.2	$17.9	$7.6	$4.4	$0.6	178.8	$92.3	$86.5	93.7%

Parking services revenue—lease contracts.  Lease contract revenue increased $164.3 million, or 205.4%, to $244.3 million for the six months ended June 30, 2013, compared to $80.0 million for the six months ended June 30, 2012. The increase of $164.3 million in lease contract revenue consisted of an increase from the Standard Operations of $6.6 million, or 8.3%, and $157.7 million from the Central Operations. The increase resulted primarily from increases in revenue from new and same locations and acquisitions, partially offset by decreases in revenue from contract expirations and fewer locations that converted from management contracts during the current year. Same location revenue for those facilities, which as of June 30, 2013 are the comparative periods for the two years presented, increased 8.5%. The increase in same location revenue was due to increases in transient and monthly parking revenue of $4.0 million. Acquisition revenue also includes a $2.1 million net benefit that resulted from the sale of contract rights.

Parking services revenue—management contracts.  Management contract revenue increased $86.5 million, or 93.7%, to $178.8 million for the six months ended June 30, 2013, compared to $92.3 million for the six months ended June 30, 2012. The increase in management contract revenue consisted of an increase from the Central Operations of $84.5 million, and an increase in revenue from the Standard Operations of $2.0 million, or 2.2%. The increase resulted primarily from increases in revenue from new and same locations and acquisitions, which was partially offset by a decrease in contract expirations. Same location revenue for those facilities, which as of June 30, 2013 are the comparative periods for the two years presented, increased 4.3%, primarily due to increased fees from reverse management locations and ancillary services. Acquisition revenue also includes a $2.7 million net benefit that resulted from the sale of contract rights.

Reimbursed management contract revenue. Reimbursed management contract revenue increased $109.8 million, or 52.8%, to $317.9 million for the six months ended June 30, 2013, compared to $208.1 million for the six months ended June 30, 2012. This increase resulted from additional reimbursements for costs incurred on behalf of owners, and the additional reimbursements related to Central.

Lease contract revenue increased primarily due to new locations in regions one, three, four and five, same locations in regions one, three and five combined with acquisitions in regions one, two, three and five. This was partially offset by decreases in contract expirations in regions one, three, four and five and conversions in region four. Same location revenue increases for the aforementioned regions were primarily due to increases in transient and monthly parking revenue.

Management contract revenue increased primarily due to new locations in regions one, three, four and five and acquisitions in all five operating regions and other, combined with same location revenue in regions one, three, four and other. This was partially offset by contract expirations in all five operating regions, same locations in regions two and five and acquisitions in other. The decreases in same location revenue were primarily due to a decrease in fees from reverse management locations and ancillary services. For comparability purposes, revenue associated with contract expirations relate to the contracts that expired during the current period.

Segment cost of parking services information is summarized as follows (unaudited):

	Six Months Ended June 30,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	Amount	%
	(In millions)
Cost of parking services lease contracts:
New location	$1.5	$—	$—	$—	$1.6	$0.9	$0.4	$—	$6.7	$3.0	$—	$—	$10.2	$3.9	$6.3	161.5%
Contract expirations	0.2	1.9	—	—	0.1	0.3	—	0.3	—	1.2	—	—	0.3	3.7	(3.4)	(91.9)%
Same location	35.5	31.6	—	—	9.7	9.1	21.5	19.3	6.8	6.4	(0.6)	(1.1)	72.8	65.2	7.6	11.6%
Conversions	0.2	0.1	—	—	—	—	—	0.4	—	—	—	—	0.2	0.6	(0.4)	(66.7)%
Acquisitions	103.5	—	2.0	—	11.6	—	(0.4)	—	23.4	—	0.3	—	140.5	—	140.5	—%
Total cost of parking services lease contracts	$140.9	$33.6	$2.0	$—	$23.0	$10.3	$21.5	$20.0	$36.9	$10.6	$(0.3)	$(1.1)	$224.0	$73.4	$150.6	205.2%
Cost of parking services management contracts:
New location	$1.8	$—	$0.3	$0.2	$1.1	$0.1	$1.0	$0.1	$0.7	$0.1	$—	$—	$4.9	$0.5	$4.4	880.0%
Contract expirations	0.4	1.3	—	0.4	0.7	2.7	—	0.7	—	0.3	—	—	1.2	5.4	(4.2)	(77.8)%
Same location	10.3	10.0	4.3	6.1	13.3	13.0	14.9	15.9	3.8	4.2	(0.5)	(1.8)	46	47.4	(1.4)	(2.9)%
Conversions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—%
Acquisitions	17.0	—	7.1	—	7.7	—	20.4	—	6.2	—	2.1	—	60.5	—	60.5	—%
Total cost of parking services management contracts	$29.5	$11.3	$11.7	$6.7	$22.8	$15.8	$36.3	$16.7	$10.7	$4.6	$1.6	$(1.8)	$112.6	$53.3	$59.3	112.6%

Cost of parking services—lease contracts.  Cost of parking services for lease contracts increased $150.6 million, or 205.2%, to $224.0 million for the six months ended June 30, 2013, compared to $73.4 million for the six months ended June 30, 2012. The increase in cost of parking services for lease contracts consisted of an increase from the Standard Operations of $10.1 million, or 13.8%, and $140.5 million from the Central Operations. The increase resulted primarily from increases in costs from new and same locations and acquisitions, which was partially offset by decreases in contract expirations and fewer locations that converted from management contracts during the current year. Same location costs for those facilities, which as of June 30, 2013 are the comparative for the two years presented, increased 11.6%. Same location costs increased $7.6 million due primarily to rent expense, primarily as a result of contingent rental payments on the increase in revenue for same locations, payroll and payroll related costs.

Cost of parking services—management contracts.  Cost of parking services for management contracts increased $59.3 million, or 113.3%, to $112.6 million for the six months ended June 30, 2013, compared to $53.3 million for the six months ended June 30, 2012. The increase in cost of parking services for management contracts consisted of an increase from the Central Operations of $60.5 million partially offset by a $1.2 million or 2.3% decrease from the Standard Operations. Same location costs for those facilities, which as of June 30, 2013 are the comparative for the two years presented, decreased 2.9%. Same location decrease in operating expenses for management contracts primarily resulted from decreases in costs associated with reverse management contracts and the cost of providing management services.

Reimbursed management contract expense. Reimbursed management contract expense increased $109.8 million, or 52.8%, to $317.9 million for the six months ended June 30, 2013, compared to $208.1 million for the six months ended June 30, 2012. This increase resulted from additional reimbursements for costs incurred on behalf of owners, and the additional reimbursements related to Central.

Cost of parking services for lease contracts increased primarily due to new locations in regions one, three, four and five, combined with same locations in regions one, three, four, five and other, acquisitions in regions one, two, three and five and conversions in region one, which was partially offset by contract expirations in regions one, three, four and five, conversions in region four and acquisitions in region four. Same location cost increased primarily due to increases in contingent rent payments on the increase in revenue, payroll and payroll related costs, other operating costs, offset by a favorable health insurance dividend related to prior years. The other region amounts in same location primarily represent a favorable health insurance dividend related to prior years and costs that are not specifically identifiable to a region.

Cost of parking services for management contracts increased due to new locations and acquisitions in all five operating regions and acquisitions other, combined with increases in same locations in regions one and three. Partially offsetting, were decreases primarily due to contract expirations in all five operating regions, same locations in regions two, four and five. Same location cost decreases primarily resulted from decreases in costs associated with reverse management contracts and the cost of providing management services. The other region amounts in same location primarily represent prior year insurance reserve adjustments and costs that are not specifically identifiable to a region.

Segment gross profit/gross profit percentage information is summarized as follows (unaudited):

	Six Months Ended June 30,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	Amount	%
	(In millions)
Gross profit lease contracts:
New location	$0.1	$—	$—	$—	$0.1	$—	$—	$—	$0.6	$0.4	$—	$—	$0.9	$0.4	$0.5	125.0%
Contract expirations	—	0.1	—	—	—	—	—	—	—	0.1	—	0.1	—	0.3	(0.3)	(100.0)%
Same location	1.8	1.7	—	—	0.7	0.9	(1.6)	1.5	0.6	0.5	0.6	1.1	(2.1)	5.8	(3.7)	(63.8)%
Conversions	—	—	—	—	—	—	—	0.1	—	—	—	—	—	0.1	(0.1)	(100.0)%
Acquisitions	8.5	—	0.4	—	1.1	—	0.4	—	7.4	—	(0.5)	—	17.2	—	17.2	—%
Total gross profit lease contracts	$10.4	$1.8	$0.3	$—	$1.9	$1.0	$(1.2)	$1.6	$8.6	$1.1	$0.2	$1.1	$20.2	$6.6	$13.6	206.1%

	(Percentages)
Gross profit percentage lease contracts:
New location	6.25	—	—	—	5.6	—	—	—	8.2	5.1	—	—	8.1	9.3
Contract expirations	—	5.0	—	—	—	—	—	—	—	7.1	—	100.0	—	7.5
Same location	4.8	5.1	—	—	6.8	9.0	8.0	7.2	8.1	7.2	100.0	100.0	6.7	8.2
Conversions	—	—	—	—	—	—	—	20.0	—	—	—	—	—	14.3
Acquisitions	7.6	—	16.7	—	8.7	—	100.0	—	24.0	—	250.0	—	10.9	—
Total gross profit percentage	6.9	5.1	16.7	—	16.8	4.0	5.9	7.4	16.7	8.5	(500.0)	100.0	8.3	8.3

	(In millions)
Gross profit management contracts:
New location	$1.2	$0.2	$(0.2)	$—	$0.9	$0.1	$1.0	$0.1	$0.2	$—	$—	$—	$3.8	$0.5	$3.3	660.0%
Contract expirations	0.2	1.9	—	0.1	0.2	2.0	—	0.4	—	0.3	—	—	0.4	10.8	(10.4)	(96.3)%
Same location	12.8	11.3	1.0	1.4	9.2	9.1	10.2	7.8	2.3	2.7	3.0	2.4	38	27.7	10.3	37.2%
Conversions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—%
Acquisitions	8.7	—	3.4	—	3.4	—	4.1	—	4.7	—	(0.2)	—	24.0	—	24.0	—%
Total gross profit management contracts	$23.0	$13.4	$4.2	$1.5	$13.7	$11.3	$15.3	$8.3	$7.2	$3.0	$2.8	$2.4	$66.2	$39.0	$27.2	69.7%

	(Percentages)
Gross profit percentage management contracts:
New location	40.0	100.0	(200.0)	—	45.0	33.3	50.0	50.0	22.2	—	—	—	43.7	50.0
Contract expirations	33.3	59.4	—	20.0	20.2	42.6	—	36.4	—	50.0	—	—	25.0	66.7
Same location	55.4	53.1	18.5	18.9	40.9	41.2	40.6	34.1	38.3	39.1	120.0	100.0	42.9	37.9
Conversions	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Acquisitions	25.6	—	32.4	—	30.1	—	16.8	—	43.2	—	(10.5)	—	28.4	—
Total gross profit percentage	43.9	54.3	26.3	18.5	37.5	41.7	29.7	34.3	40.2	39.5	63.6	100.0	37.0	42.3

Gross profit—lease contracts.  Gross profit for lease contracts increased $13.6 million, or 206.1%, to $20.2 million for the six months ended June 30, 2013, compared to $6.6 million for six months ended June 30, 2012. The increase in gross profit for lease contracts consisted of a decrease from the Standard Operations of $3.6 million, or 54.5%, offset by an increase of $17.2 million from the Central Operations. Gross profit percentage for lease contracts remained at 8.3% for the six months ended June 30, 2013, compared to 8.3% for the six months ended June 30, 2012. Gross profit lease contracts increases were primarily the result of new locations, same locations and acquisitions, partially offset by contract expirations and conversions. Gross profit lease contracts increases on same locations were primarily the result of increases in short-term and monthly parking revenue. Gross profit lease contracts on acquisitions includes a $2.1 million net benefit that resulted from the sale of contract rights. Gross profit percentage on acquisitions and new locations accounted for most of the increase on a percentage basis.

Gross profit—management contracts.  Gross profit for management contracts increased $27.2 million, or 69.7%, to $66.2 million for the six months ended June 30, 2013, compared to $39.0 million for the six months ended June 30, 2012. The increase in gross profit for management contracts consisted of a increase from the Standard Operations of $3.2 million, or 8.2%, and an increase of $24.0 million from Central Operations. Gross profit percentage for management contracts decreased to 37.0% for the six months ended June 30, 2013, compared to 42.3% for the six months ended June 30, 2012. Gross profit for management contracts increases were primarily the result of new locations, acquisitions and same locations, offset by decreases in gross profit from contract expirations. Gross profit management contracts increases on same locations were primarily the result of increases in costs associated with reverse management contracts and the cost of providing management services, in addition to a decrease in revenue. Gross profit percentage on acquisitions and contract expirations accounted for most of the decline on a percentage basis.

Gross profit for lease contracts increased primarily due to new locations in regions one, three and five, and acquisitions in all five operating regions. Partially offsetting, were same locations in regions four and other and acquisitions other. Gross profit lease contracts on same locations increased primarily due to increases in short-term and monthly parking revenue and a net benefit that resulted from the sale of contract rights.

Gross profit for management contracts increased primarily due to new locations regions one, three and four and acquisitions in all five operating regions and same locations in regions one, four and other.  Partially offsetting, were contract expirations in all five operating regions, same locations in regions two and five and acquisitions in other. Gross profit for management contracts increases on same locations were primarily the result of decreases in costs associated with reverse management contracts and the cost of providing management services, in addition to increased revenue. The other region amounts in same location primarily represent prior year insurance reserve adjustments and amounts that are not specifically identifiable to a specific region.

General and administrative expenses. General and administrative expenses increased $24.9 million, or 83.3%, to $54.8 million for the six months ended June 30, 2013, compared to $29.9 million for the six months ended June 30, 2012. This increase was primarily related to costs incurred in connection with the Central Merger, the addition of general and administrative expenses related to Central Operations of $21.6 million, $5.4 million related to integration costs, $1.5 million due to the additional RSUs that were granted in the fourth quarter of 2012, payroll and payroll relates expenses of $2.4 million, partially offset by, reductions in professional fees of $2.3 million, acquisition earn-out valuation changes of $0.3 million and cost savings from process efficiencies of $3.4 million.

Depreciation and amortization. Depreciation and amortization increased $12.2 million, or 348.6%, to $15.7 million as compared to $3.5 million for the six months ended June 30, 2012. This increase is a result of the additional amortization and depreciation for the fair value of acquired tangible and intangible assets from the Central Merger.

Interest expense. Interest expense increased $7.3 million, or 317.4%, to $9.6 million for the six months ended June 30, 2013, as compared to $2.3 million for the six months ended June 30, 2012. This increase resulted primarily from an increase in borrowings on our Senior Credit Facility.

Interest income. Interest income increased $0.1 million, or 100%, to $0.2 million for the six months ended June 30, 2013, as compared to $0.1 million for the six months ended June 30, 2012.

Income tax expense Income tax expense decreased $2.1 million, or 52.4%, to $1.9 million for the six months ended June 30, 2013, as compared to $4.0 million for the six months ended June 30, 2012. A decrease in our pre-tax income resulted in a $1.3 million decrease in income tax expense and a decrease in our effective tax rate resulted in a $1.0 million decrease in our tax expense. Our effective tax rate was 29.7% for the six months ended June 30, 2013 and 40.3% for the six months ended June 30, 2012. The effective tax rate for the six months ended June 30, 2013 was favorably decreased to 29.7% from 36.2% as a result of a discrete benefit of approximately $0.4 million for the retroactive extension of the Work Opportunity Tax Credit (WOTC) and other similar federal income tax credit programs that were enacted as part of the American Taxpayer Relief Act in January of 2013.

Liquidity and Capital Resources

Outstanding Indebtedness

On June 30, 2013, we had total indebtedness of approximately $306.4 million, a decrease of $4.2 million from December 31, 2012. The $306.4 million includes:

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

Deficiency Payments

Pursuant to our obligations with respect to the parking garage operations at Bradley International Airport, we are required to make certain payments for the benefit of the State of Connecticut and for holders of special facility revenue bonds. The deficiency payments represent contingent interest bearing advances to the trustee to cover operating cash flow requirements. As of June 30, 2013, we have $14.2 million of cumulative deficiency payments to the trustee, net of reimbursements. We believe these advances to be fully recoverable and will recognize the principal, interest and premium payments related to the deficiency payments when received. We do not directly guarantee the payment of any principal or interest on any debt obligations of the State or the trustee.

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

Net Cash Provided by Operating Activities

Our primary sources of funds are cash flows from operating activities and changes in working capital. Net cash provided by operating activities totaled $7.0 million for the first six months of 2013. Cash provided included cash provided from operations of $20.2 million, partially offset by changes in operating assets and liabilities of $13.2 million. The net change in operating assets and liabilities resulted primarily from (i) an increase of $8.6 million in notes and accounts receivable due to timing of customer collections; (ii) a decrease of $8.2 million in accounts payable due primarily to the timing on payments to our clients and new business under management contracts as described under “Daily Cash Collections”; (iii) a decrease of $9.1 million in other liabilities primarily related to the payment of our performance-based compensation accrual paid in the first quarter of 2013 of $3.7 million, $10.4 million in reductions in insurance reserves $3.1 million for payments on divestitures, partially offset by an increase of $4.2 million in accrued rent and $5.3 million in other long-term liabilities primarily due to insurance reserves and an increase in the non-qualified deferred compensation plan; (iv) partially offset by a net decrease in prepaid expenses and other assets of $12.6 million.

Our primary sources of funds are cash flows from operating activities and changes in working capital. Net cash provided by operating activities totaled $9.7 million for the first six months of 2012. Cash provided included cash provided from operations of $11.7 million, partially offset by changes in operating assets and liabilities of $1.9 million. The net change in operating assets and liabilities resulted primarily from (i) an increase of $10.8 million in notes and accounts receivable due to timing of customer collections; (ii) an increase of $0.7 million in prepaid and other assets related to the timing of certain insurance policies and other expenses and an increase in the cash surrender values related to the non-qualified deferred compensation plan; (iii) a decrease of $0.2 million in other liabilities primarily due to the payment of earn-out payments on previously acquired businesses of $1.5 million paid in the first six months of 2012, a decrease of $1.1 million for professional fees related to the planned merger accrued at year end, partially offset by an increase in insurance loss estimates and non-qualified deferred compensation plan; (iv) partially offset by an increase of $9.8 million in accounts payable due primarily to the timing on payments to our clients and new business under management contracts as described under “Daily Cash Collections.”

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

Net cash used in financing activities totaled $11.6 million in the first six months of 2012. Cash used in financing activities for 2012 included $1.5 million for earn-out payments on previously acquired businesses, $0.3 million for payments on capital leases, $10.0 million for payments on our Senior Credit Facility, $0.1 million for distributions to noncontrolling interest, partially offset by $0.2 million from the exercise of stock options and $0.2 million from the tax benefit related to stock option exercises.

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

Item 4.      Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Prior to the filing of our original Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 and under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (the “Evaluation”) at a reasonable assurance level as of the last day of the period covered by this Report.

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

Prior to the filing of our original Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “10-K”), our management assessed the effectiveness of our internal control over financial reporting as of the last day of the period covered by the report. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this assessment, our management had believed that as of December 31, 2012, our internal control over financial reporting was effective based on those criteria. Management’s assessment of internal control over financial reporting as of December 31, 2012 excludes the internal control over financial reporting related to Central Parking Corporation (acquired on October 2, 2012).  Central is included in the 2012 consolidated financial statements of the Company and constituted $624.9 and $142.5 of total and net assets, respectively, as of December 31, 2012 and $190.0 and $0.9 of revenues and net income, respectively, for the year then ended.  Subsequently, during the third quarter of Fiscal 2013, we identified a design deficiency that constitutes a material weakness in our internal control over financial reporting related to the Bradley Agreement as of December 31, 2012. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

(b)	Changes in Internal Control Over Financial Reporting

Except as otherwise discussed above, there were no changes in our internal control over financial reporting during the three months ended June 30, 2013 that have materially affected or are reasonably likely to materially affect such controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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