Form 10-Q/A
period 2013-09-30
STANDARD PARKING CORP
filed 2013-11-19
CIK 1059262

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

STANDARD PARKING CORPORATION

FORM 10-Q INDEX

Explanatory Notes

This Quarterly Report on Form 10-Q/A of Standard Parking Corporation (the “Company,” “Standard,” “we” or “us”) for the quarterly period ended September 30, 2013 has been filed solely to revise the disclosure in Part I. Item 4. Controls and Procedures, to reflect changes to the Company’s disclosure as to the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2013.

The Company’s principal executive officer, principal financial officer and principal accounting officer have provided currently dated certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 in connection with this amended Quarterly Report on Form 10-Q/A; the certifications are filed as Exhibits 31.1, 31.2, 31.3 and 32.

This amended Quarterly Report on Form 10-Q/A sets forth the original Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 in its entirety, except as revised in Part I. Item 4. Except for disclosures in Part I. Item 4, this amended Quarterly Report on Form 10-Q/A filing does not modify or update disclosures in the Form 10-Q, including the nature and character of such disclosures.

This Quarterly Report on includes restated consolidated balance sheets as of December 31, 2012, and consolidated statements of income, consolidated statements of comprehensive income and consolidated statements of cash flows for the three and nine months ended September 30, 2012. We will not file an amended Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2012. This restatement is to reflect a correction in the manner in which the Company has accounted for deficiency payments under the Company’s agreement with the State of Connecticut (the “State”) under which the Company operates the surface parking and 3,500 garage parking spaces at Bradley International Airport located in the Hartford, Connecticut metropolitan area (the “Bradley Agreement”).  Cumulative deficiency payments under the Bradley Agreement, net of reimbursements, had previously been recorded as a receivable by the Company.

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

For further information regarding the Restatement, see the Company’s Current Report on Form 8-K, dated November 13, 2013, as filed with the Securities and Exchange Commission (the “SEC”) (the “Restatement 8-K”).

This Quarterly Report should be read in conjunction with the Company’s other filings, as amended, made with the Securities and Exchange Commission subsequent to December 31, 2012, including the Restatement 8-K, the Company’s amended Annual Report on Form 10-K/A for the year ended December 31, 2012, and the Company’s amended Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 31, 2013 and June 30, 2013.

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

During the third quarter of Fiscal 2013, we identified a material weakness in our internal control over financial reporting with respect to our historical accounting treatment for deficiency payments made pursuant to the Bradley Agreement, as discussed below.  Based upon the Evaluation and solely as a result of the identification of this material weakness in our internal control over financial reporting, our Chief Executive Officer, Chief Financial Officer and Corporate Controller have concluded that the design of our disclosure controls and procedures were not effective at a reasonable assurance level as of the last day of the period covered by this Report.

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

(b)	Changes in Internal Control Over Financial Reporting

Except as otherwise discussed above, there were no changes in our internal control over financial reporting during the three months ended September 30, 2013 that have materially affected or are reasonably likely to materially affect such controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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