Form 10-K
period 2013-12-31
SP Plus Corp
filed 2014-03-13
CIK 1059262

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 333-50437

SP Plus Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	16-1171179 (I.R.S. Employer Identification No.)

200 E Randolph Street, Suite 7700
Chicago Illinois 60601-7702
(Address of Principal Executive Offices, Including Zip Code)

(312) 274-2000
(Registrant's Telephone Number, Including Area Code)

Standard Parking Corporation
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          As of June 30, 2013, the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was approximately $470.1 million, based on the closing price of the common stock as reported on the NASDAQ Global Select Market.

          As of March 3, 2014, there were 21,977,311 shares of common stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive proxy statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on April 22, 2014, are incorporated by reference into Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-K of SP Plus Corporation (the "Company," "SP Plus," "we," or "us") for the year ended December 31, 2013 and the information incorporated by reference herein includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the "Securities Act," and Section 21E of the Securities Exchange Act of 1934, as amended, or the "Exchange Act." These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. The statements contained in this Form 10-K that are not statements of historical fact, including information we incorporate by reference, may include forward-looking statements that involve a number of risks and uncertainties.

        We have used the words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" and similar terms and phrases, including references to assumptions in this Form 10-K, and including information we incorporate by reference, to identify forward-looking statements, about our use of such terms and phrases is the exclusive means of identifying the forward-looking statements. These forward-looking statements are made based on our management's expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Actual results, performance and achievements could differ materially from those expressed in, or implied by, these forward-looking statements due to a variety of risks, uncertainties and other factors, including, but not limited to the risk factors set forth in Item 1A to this Form 10-K, which should be read in conjunction with the forward looking statements in this report.

        All of our forward-looking statements speak only as of the date they were made, and we undertake no obligation to update our forward-looking statements or risk factors to reflect new information, future events or otherwise, except as may be required under applicable securities laws and regulations.

PART I

ITEM 1.    BUSINESS

Our Company

        Effective December 2, 2013, Standard Parking Corporation changed its name to SP Plus Corporation. The name change was effected through a short-form merger pursuant to Section 253 of the Delaware General Corporation Law (the "DGCL") by merging a newly formed wholly owned subsidiary of the Company into the Company, with the Company remaining as the surviving corporation in the merger. Under the DGCL, the merger did not require stockholder approval and had the sole effect of amending our certificate of incorporation to reflect our new legal name.

        On October 2, 2012, we completed our acquisition (the "Central Merger") of Central Parking Corporation ("Central") for 6,161,332 shares of our common stock and the assumption of $217.7 million of Central's debt net of cash acquired. Additionally, Central's former stockholders will be entitled to receive $27.0 million to be paid three years after closing, to the extent the $27.0 million is not used to satisfy seller indemnity obligations pursuant to the Agreement and Plan of Merger dated February 12, 2012. Our consolidated results of operations for the twelve months ended December 31, 2013 include Central's results of operations for the entire year. Our consolidated results of operations for the year ended December 31, 2012 include Central's results of operations for the period of October 2, 2012 through December 31, 2012. Our consolidated results of operations for the year ended December 31, 2011 do not include amounts related to Central's results of operations.

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

        We have provided parking services since 1929. Our history and resulting experience have allowed us to develop and standardize a rigorous system of processes and controls that enable us to deliver consistent, transparent, value-added and high-quality parking facility management services. We serve a variety of industries and have end-market specific specialization in airports, healthcare facilities, hotels, municipalities and government facilities, commercial real estate, residential communities, retail and colleges and universities. The professionals dedicated to each of our SP+ operating divisions and service lines possess subject matter expertise that enables them to meet the specific demands of their clients. Additionally, we complement our core services and help to differentiate our clients' parking facilities by offering to their customers Ambiance in Parking®, an approach to parking facility management that includes a comprehensive package of amenity and customer service programs. These programs not only make the parking experience more enjoyable, but also convey a sense of the client's sensitivity to and appreciation for the needs of its parking customers. In doing so, we believe the programs serve to enhance the value of the parking properties themselves.

        We have also dedicated significant resources to human capital management, providing comprehensive training for our employees, delivered primarily through the use of our web-based SP+ UniversityTM learning management system, which promotes customer service and client retention in addition to providing our employees with continued training and career development opportunities. Our focus on customer service and satisfaction is a key driver of our high location retention rate, which was approximately 87% for the year ended December 31, 2013, and was approximately 89% for the year ended December 31, 2012, excluding Central for the period of time in 2012 it was not under our ownership and dispositions required by the Department of Justice in connection with the Central Merger.

        We operate our clients' facilities through two types of arrangements: management contract and lease.

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

        As of December 31, 2013, we operated approximately 80% of our locations under management contracts, and approximately 20% of our locations under leases.

        Our focus on recurring, predominantly fixed-fee management contracts provides us with a measure of insulation from broader economic cycles and enhances our visibility and relative predictability because our management contract revenue does not fluctuate materially in relation to variations in parking volumes. Additionally, we are positioned to benefit from improving macroeconomic conditions and increased parking volumes through our use of lease contracts. We believe our revenue model and contract structure mix provides a competitive advantage when compared with competitors in our industry.

        Our revenue is derived from a broad and diverse group of clients, industry end-markets and geographies. Our clients include some of North America's largest private and public owners, municipalities, managers and developers of major office buildings, residential properties, commercial properties, shopping centers and other retail properties, sports and special event complexes, hotels, and hospitals and medical centers. No single client accounted for more than 3% of our revenue or more than 2% of our gross profit for the year ended December 31, 2013. Additionally, we have built a diverse geographic footprint that as of December 31, 2013 included operations in 46 states, the District of Columbia and Puerto Rico, and municipalities, including New York, Los Angeles, Chicago, Boston, Washington D.C. and Houston, among others, and four Canadian provinces. Our strategy is focused on building scale and leadership positions in large, strategic markets in order to leverage the advantages of scale across a larger number of parking locations in a single market.

        As of December 31, 2013, we managed approximately 4,200 parking facility locations containing approximately 2.1 million parking spaces in approximately 420 cities, operated 30 parking-related service centers serving 75 airports, operated a fleet of approximately 730 shuttle buses carrying approximately 37 million passengers per year, operated 136 valet locations and employed a professional staff of approximately 24,000 people.

        We are a leader in the field of introducing automation and technology as part of our parking facility and transportation operations, having been a leader in the use of mobile payment technology, mobile parking apps that show parking options and shuttle bus locations for customers, implementation of remote parking management operations and the use of License Plate Recognition (LPR) system for parking enforcement operations. Our proprietary Click and Park® technology is an internet-based, fully-hosted system that allows customers to reserve and pre-pay their parking fees and receive customized driving directions to their destinations. As opposed to services that simply provide identical driving directions to all users, the patented Click and Park® routing system automatically changes the routing assigned to customers as the engineered capacities of major roadways are reached. Similarly, our proprietary Click and Ride® technology lets people reserve and pay for bus seating online, while our deployment of remote management technology enables us to monitor revenue at parking operations and provide 24-hour-a-day customer assistance (including remedying equipment malfunctions).

        Our ability to innovate operations by integrating and incorporating appropriate technologies into our service lines allows us to further strengthen our relationships with clients, improve cost efficiency, enhance customer service and introduce new customer facing services. This continuous commitment to using automation and technology to innovate within operations is demonstrated through the use of Click and Park® and Click and Ride® technology and our development of new online parking programs and electronic shuttle pass systems that support large entertainment and sporting venues, various sized urban garages, office buildings and public transportation hubs. We also innovate through application of our in-house interactive marketing expertise to increase parking demand, development of electronic payment tools to increase customer convenience and streamline revenue processes, use of advanced video and intercom services to enhance customer service to parking patrons 24-hours-a-day, the creation of our remote management services technology and operating center that enables us to remotely monitor facilities and parking operations, and the use of our LPR system and video analytics for car counting, on-street enforcement and enhanced security.

Industry Overview

  Overview

        The parking industry is large and fragmented and includes companies that provide temporary parking spaces for vehicles on an hourly, daily, weekly, or monthly basis along with providing various ancillary services. A substantial number of companies in the industry offer parking services as a non-core operation in connection with property management or ownership, and the vast majority of companies in the industry are small, private and operate a single parking facility. Accordingly, the industry remains highly fragmented and dynamic. From time to time, smaller operators find they lack the financial resources, economies of scale and/or management techniques required to compete for the business of increasingly sophisticated clients or family owners face difficult generational transfers. We expect this trend to continue and will provide larger parking management companies with opportunities to expand their businesses and acquire smaller operators. We also expect that small new operators will continue to enter the business as they have for decades.

  Industry Operating Arrangements

        Parking facilities operate under three general types of arrangements:

  •
  management contract;

  •
  lease; and

  •
  ownership.

        The general terms and benefits of these three types of arrangements are as follows:

          Management Contract.     Under a management contract, the facility operator generally receives a base monthly fee for managing the facility and may receive an incentive fee based on the achievement of facility performance objectives. Facility operators also generally charge fees for various ancillary services such as accounting, equipment leasing and consulting. Primary responsibilities under a management contract include hiring, training and staffing parking personnel, and providing revenue collection, accounting, record-keeping, insurance and facility marketing services. The facility owner usually is responsible for operating expenses associated with the facility's operation, such as taxes, license and permit fees, insurance costs, payroll and accounts receivable processing and wages of personnel assigned to the facility, although some management contracts, typically referred to as "reverse" management contracts, require the facility operator to pay certain of these cost categories but provide for payment to the operator of a larger management fee. Under a management contract, the facility owner usually is responsible for non-routine maintenance and repairs and capital improvements, such as structural and significant mechanical repairs. Management contracts are typically for a term of one to three years (although the contracts may often be terminated, without cause, on 30-days' notice or less) and may contain renewal clauses.

          Lease.     Under a lease, the parking facility operator generally pays to the property owner either a fixed base rent, percentage rent that is tied to the facility's financial performance, or a combination of both. The parking facility operator collects all revenue and is responsible for most operating expenses, but typically is not responsible for major maintenance, capital expenditures or real estate taxes. In contrast to management contracts, leases typically are for terms of three to ten years, often contain a renewal term, and provide for a fixed payment to the facility owner regardless of the facility's operating earnings. However, many of these leases may be cancelled by the client for various reasons, including development of the real estate for other uses and other leases may be cancelled by the client on as little as 30 days' notice without cause. Leased facilities generally require larger capital investment by the parking facility operator than do managed facilities and therefore tend to have longer contract periods.

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

          As of December 31, 2013, we operated approximately 80% of our locations under management contract and approximately 20% of our locations under lease contracts. We held a partial ownership interest in four parking facilities (two leased and two managed) as of December 31, 2013 and six parking facilities as of December 31, 2012.

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

          Vendor Consolidation.     Based on interactions with our clients, we believe that many parking facility owners and managers are evaluating the benefits of reducing the number of parking facility management relationships they maintain. We believe this is a function of the desire to reduce costs associated with interacting with a large number of third-party suppliers coupled with the desire to foster closer inter-company relationships. By limiting the number of outsourcing vendors, companies will benefit from suppliers who will invest the time and effort to understand every facet of the client's business and industry and who can effectively manage and handle all aspects of their daily requirements. We believe a trend towards vendor consolidation can benefit a company like ours, given our national footprint and scale, extensive experience, broad process capabilities and a demonstrated ability to create value for our clients.

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

Our Competitive Strengths

        We believe we have the following key competitive strengths:

          A Leading Market Position with a Unique Value Proposition.     We are one of the leading providers of parking management, ground transportation and other ancillary services, to commercial, institutional, and municipal clients in the United States, Puerto Rico and Canada. We strive to be the #1 or #2 provider in each of the core markets in which we operate. We market and offer many of our services under our SP+ brand, which reflects our ability to provide customized solutions and meet the varied demands of our diverse client base and their wide array of property types, and supplement them with Ambiance in Parking®, a comprehensive package of amenity and customer service programs. We can augment our parking services by providing our clients with related services through our SP+ Facility Maintenance, SP+ Transportation, SP+ Event Logistics and, in certain sections of the country, SP+ Security service lines, thus enabling our clients to efficiently address various needs through a single vendor relationship. We believe our ability to offer a comprehensive range of services on a national basis is a significant competitive advantage and allows our clients to attract, service and retain customers, gain access to the breadth and depth of our service and process expertise, leverage our significant technology capabilities and enhance their parking facility revenue, profitability and cash flow.

          Our Scale and Diversification.     As of December 31, 2013, we managed approximately 4,200 parking facility locations containing approximately 2.1 million parking spaces in approximately 420 cities, operated 30 parking-related service centers serving 75 airports, operated a fleet of approximately 730 shuttle buses, operated 136 valet locations and employed a professional staff of approximately 24,000 people. We benefit from diversification across our entire client base, industry end-markets and geographic locations.

    •
    Client Base.    Our clients include some of the nation's largest private and public owners, municipalities, managers and developers of major office buildings, residential properties, commercial properties, shopping centers and other retail properties, sports and special event complexes, hotels, and hospitals and medical centers. No single client accounted for more than 3% of our revenue or more than 2% of our gross profit for the year ended December 31, 2013.

    •
    Industry End-Markets.    We believe that our industry end-market diversification, such as colleges and universities, hospitals and medical centers, municipalities and event services, allows us to minimize our exposure to industry-specific seasonality and volatility. We believe that the breadth of end-markets we serve and the depth of services we offer to those end-markets provide us with a broader base of customers that we can target.

    •
    Geographic Locations.    We have a diverse geographic footprint that includes operations in 46 states, the District of Columbia, Puerto Rico and four Canadian provinces as of December 31, 2013. We strive to be the #1 or #2 provider in each of the core markets in which we operate, and our strategy is focused on building size and leadership positions in large, strategic markets in order to leverage the advantages of scale across a larger number of parking locations in a single market.

          Additionally, our scale has enabled us to significantly enhance our operating efficiency over the past several years by standardizing processes and managing overhead costs.

          Stable Client Relationships.     We have a track record of providing our clients and parking customers with a consistent, value-added and high quality parking facility management experience, as reflected by our high location retention rate, which was approximately 87% for the year ended December 31, 2013, and was approximately 89% for the year ended December 31, 2012, excluding Central for the period of time in 2012 it was not under our ownership and dispositions required by the Department of Justice in connection with the Central Merger. As our clients continue to outsource the management of their parking operations and look to consolidate the number of their outsourcing providers, we believe this trend has meaningful benefits to companies like ours, which has a national footprint and scale, extensive industry experience, broad process capabilities, and a demonstrated ability to create value for our clients.

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

          Visible and Predictable Business Model.     We believe that our business model provides us with a measure of insulation from broader economic cycles, because a significant portion of our combined locations operates on fixed-fee and reverse management fee management contracts that for the most part are not dependent upon the level of utilization of those parking facilities. Additionally, because we do only have a partial ownership interest in four parking facilities, we have limited the risks of real estate ownership. We benefit further from visibility provided by a recurring revenue model reinforced by location retention rates, have approximated 89% over the past five years, excluding Central for the period of time in 2012 it was not under our ownership and dispositions required by the department of justice in connection with Cental Merger.

          Highly Capital Efficient Business with Attractive Cash Flow Characteristics.     Our business generates attractive cash flow due to negative working capital dynamics and our low capital expenditure requirements. For the fiscal year ended December 31, 2012, we generated approximately $11.4 million of cash flow from operating activities, and during the same period our capital expenditures for the purpose of leasehold improvements and equipment were $5.0 million. For the fiscal year ended December 31, 2013, we generated approximately $34.9 million of cash flow from operating activities, and during the same period our capital expenditures for the purpose of leasehold improvements and equipment were $15.7 million.

          Focus on Operational Excellence and Human Capital Management.     Our culture and training programs place a continuing focus on excellence in the execution of all aspects of day-to-day parking facility operation. This focus is reflected in our ability to deliver to our clients a professional, high-quality product through well-trained, service-oriented personnel, which we believe differentiates us from our competitors. To support our focus on operational excellence, we manage our human capital through a comprehensive, structured program that evaluates the competencies and performance of all of our key operations and administrative support personnel on an annual basis. Based on those evaluations, we create detailed developmental plans designed to provide our personnel with the skills and tools needed to perform their current duties effectively and to prepare themselves for future growth and advancement. We have also dedicated significant resources to human capital management, providing comprehensive training for our employees, delivered primarily through the use of our web-based SP+ UniversityTM learning management system, which promotes customer service and client retention in addition to providing our employees with continued training and career development opportunities.

          Experienced Management Team.     Our current senior management team has a proven track record of growing our existing business organically and consistently integrating acquisitions. The named executive officers have been working together for more than 13 years, and our executive management team has an average of 27 years of experience in the parking industry.

Our Growth Strategy

        Building on these competitive strengths, we believe we are well positioned to execute on the following growth strategies:

          Leverage Benefits from Central Merger.     Our acquisition of Central in October 2012 resulted in a combined company offering a broader range of services, with greater quality and cost effectiveness, which we believe will enable us to become a vendor of choice for outsourced parking facility management, maintenance, ground transportation and security services. More specifically and as a result of our acquisition of Central, we have effectively doubled our location footprint by adding more than 2,200 locations and approximately one million parking spaces to our portfolio, and we intend to promote revenue growth selling our current products and services to these new locations. In addition, we intend to strengthen our ability to serve our customers by integrating Central's customer-facing products and services, such as its centralized customer service centers, direct-to-consumer marketing programs, various web-based applications (including iPhone and Android apps) and enhanced technology applications such as those used by its remote management services division, as well as its USA Parking System, Inc. ("USA Parking") valet expertise. In addition, we intend to take advantage of scale efficiencies by consolidating back-office processes and eliminating duplicate infrastructure, and to leverage increased purchasing volume, all of which are collectively expected to generate significant cost synergies and enable us to expand our client base and grow the business from a lower cost platform. We expect that our combined company will generate sufficient free cash flow to enable us to make additional investments in parking-related technology to accelerate development of new products and services that further improve our clients' satisfaction and our customers' parking experience. We also believe that sharing of complementary capabilities will allow the combined company to leverage customer information and technology to deliver services to our customers more effectively and to better understand customer preferences while also providing client-focused services, such as automated and web-based transportation, security, maintenance, parking enforcement and meter collection products and services; customer relationship management systems and the capability to capture parking data on a large scale; and enhanced property management technology, including electronic marketing services, billing systems and automated reporting. We believe these complementary capabilities also will bolster our ability to build upon existing relationships with, and attract, employees, clients and customers.

          Grow the Hospitality Business.    USA Parking, one of the subsidiaries we acquired in the Central Merger, is a leader in the valet industry, and management believes there is significant opportunity to use USA Parking's capability to develop a national valet business. As of December 31, 2013, we operated 136 valet locations. Our objective is to focus on the most important aspects of the valet business promptly upon obtaining a new location, from the first contact with a potential customer to the execution of our services. Given the importance of neat, clean and polite service, the success of our valet business is dependent upon ensuring that its valet associates deliver excellent service every day. To accomplish this objective, our USA University subsidiary provides training to its valet associates. USA University, which began operating in 1995, trained approximately 1,500 employees during our past fiscal year to become an integrated extension of our clients' staff and blend seamlessly into the overall hospitality experience. In addition, we are expanding USA University to train a growing number of employees in valet operations serving other parking locations, including Class A office buildings and residences, municipalities, airports and stadiums and entertainment complexes, to provide high-quality service.

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

          Increase Penetration in Our Current Vertical End-Markets.     We believe that a significant opportunity exists for us to expand our presence into certain industry end-markets, such as colleges and universities, hospitals and medical centers as well as municipalities. In order to effectively target these new markets, we have implemented a go-to-market strategy of aligning our business by vertical end-markets and branding our domain expertise through our SP+ operating division designations to highlight the specialized expertise and services that we provide to meet the needs of each particular industry and customer. This, in turn, allows us to deliver high quality and consistent services for our clients, enhances customer loyalty and allows us to further leverage our service capabilities, technology platform and regional and market-based management structure.

          Expand and Cross-Sell Additional Services to Drive Incremental Revenue.    We believe we have significant opportunities to strengthen our relationships with existing clients, and to attract new clients, by continuing to cross-sell value-added services that complement our core parking operations. These services include shuttle bus operations, taxi and livery dispatch services, valet services, concierge-type ground transportation, on-street parking meter collection and enforcement, facility maintenance services, remote management, parking consulting and billing services. We also are evaluating expanding service opportunities, such as security services, that would leverage our core competency of managing large networks of geographically dispersed employees. To better reflect these broader competencies, we developed the SP+ brand, which emphasizes our specialized market expertise and distinguishes our ancillary service lines from the traditional parking services we provide. Our SP+ is identified in an array of operating divisions that includes SP+ Airport Services, SP+ GAMEDAY, SP+ Healthcare Services, SP+ Hotel Services, SP+ Municipal Services, SP+ Office Services, SP+ Residential Services, SP+ Retail Services and SP+ University Services, which highlight the market-specific subject matter expertise that enables our professionals to meet the varied parking and transportation-related demands of those specific property types. Because our capabilities range beyond parking facility management, our SP+ Transportation, SP+ Facility Maintenance, SP+ Event Logistics and SP+ Security brands more clearly distinguish those service lines from the traditional parking services that we provide under our Standard Parking, Central Parking and USA brands. By offering this wide assortment of ancillary services, we are able to broaden the scope of our client relationships and thus increase our clients' reliance and dependency on our services, which in turn results in enhanced client retention rates and higher revenue and gross profit per location.

          Expand Our Geographic Platform.     We believe that opportunities exist to further develop new and expanded geographic markets either through new contract wins, acquisitions, alliances or partnerships. Clients who outsource the management of their parking operations often have a presence in a variety of urban markets and seek to outsource the management of their parking facilities to a national provider. We intend to leverage relationships with existing clients that have locations in multiple markets as one potential entry point into developing new core markets. Additionally, we may continue to pursue acquisitions as a means of gaining critical mass in a new market.

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

          Pursue Opportunistic, Accretive Acquisitions.     The outsourced parking management industry remains highly fragmented and presents a significant opportunity for us. Given the scale in our existing operating platform, we have a demonstrated ability to successfully identify, acquire and integrate accretive tuck-in acquisitions. For example, in 2009, we acquired the assets of Gameday Management Group, U.S., an Orlando-based company that plans the operation of transportation and parking systems for major stadium and sporting events. Now offering our SP+ Event Logistics services throughout our SP+ GAMEDAY Operations Division, this acquisition has enabled us to provide our stadium and special event clients with transportation and parking planning expertise that can meet their most complex needs. Our SP+ GAMEDAY operating division has provided its transportation and traffic management services for numerous high-profile events, including Super Bowls XXX-XLIVII, the Daytona 500, the London 2012 Summer Olympics, the 2010 World Equestrian Games, 2012 NCAA Men's Basketball Championship, 2012 Tim Hortons NHL All-Star Game and the 2012 Republican National Convention. We expect to continue leveraging SP+ GAMEDAY expertise into new parking and transportation opportunities in the future. Among the assets acquired is proprietary SP+ GAMEDAY Click and Park® online parking and traffic management system, which enables parking customers to reserve and pay for parking online in advance of an event and its related Click and Ride® online seating reservation system, which enables riders to reserve and pay for shuttle bus seats. The addition of this capability to our product line in 2009 is an example of how we are integrating technology into a changing parking industry. We will continue to selectively pursue acquisition opportunities that help us acquire scale or enhance our service capabilities.

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

        SP Equipment & Technology Upgrade Program® Services (SETUP®).    We provide clients with a complete turnkey solution to managing all phases of new equipment projects, from initial design to installation to ongoing maintenance. Our design team will suggest a complete solution intended to return to our clients the greatest value for their investment based upon consideration of a wide array of choices as to both equipment (such as Pay-On-Foot, Automated Vehicle Identification and Automated Credit/Debit Card machine technology) and services (procurement, project management, installation and maintenance).

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

        Web-Based Applications.    As a result of the Central Merger, we acquired and utilize a portfolio of PC-based applications that are also supported with iPhone and Android apps. These advanced technology and feature rich applications are designed to support client and customer acquisition and retention, deliver business programs that benefit employees and other organizational members, and include direct-to-consumer programs intended to enhance daily, monthly and event parking revenue at our locations. These platforms are easily integrated with ecommerce capabilities such as the Company's proprietary Click and Park® online reservation and payment engine.

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

Operations

        We maintain regional and city offices throughout the United States, Puerto Rico and Canada in order to support approximately 24,000 employees and approximately 4,200 locations. These offices serve as the central bases through which we provide the employees to staff our parking facilities as well as the on-site and support management staff to oversee those operations. Our administrative staff accountants are based in those same offices and facilitate the efficient, accurate and timely production and delivery to our clients of our monthly reports. Having these all-inclusive operations and accounting teams located in regional and city offices throughout the United States, Puerto Rico and Canada allows us to add new locations quickly and in a cost-efficient manner. To facilitate the training of our facility personnel throughout the country, we have created SP+ UniversityTM, the foundation of all our formal training programs that span a wide range of topics including soft skills, technology, software, leadership skills and operating procedures. Courses are deployed using a multitude of methods including classroom sessions, web-based sessions, and self-managed, computer-based training. SP+ UniversityTM is available to our employees on a 24/7 basis so they may access training and information when they need it. In addition, we are expanding USA University to train a growing number of employees in valet operations serving other parking locations, including Class A office buildings and residences, municipalities, airports and stadiums and entertainment complexes, to provide high-quality service.

        Our overall basic corporate functions in the areas of finance, human resources, risk management, legal, purchasing and procurement, general administration, strategy and information and technology are based in our Chicago corporate office and Nashville support office. The Chicago corporate office also supports and promotes consistency throughout our field operations by developing and administering our operational, financial and administrative policies, practices and procedures.

Clients and Properties

        Our client base includes a diverse cross-section of public and private owners of commercial, institutional and municipal real estate. No single client represented more than 3% of revenues or more than 2% of our gross profit for the year ended December 31, 2013. For the years ended December 31, 2013 and December 31, 2012, we retained an average of 88%, excluding Central for the period of time in 2012 it was not under our ownership and dispositions required by the Department of Justice in connection with the Central Merger.

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

        In connection with the Central Merger, we acquired a remote parking management service located in Austin, Texas. We relocated existing other remote management operations from Chicago and Seattle to Austin, Texas and rebranded as our SP+ Remote Management Services operating division. From the Austin office, SP+ Remote Management Services personnel are able to monitor revenue and other aspects of a parking operation and provide 24-hour-a-day customer assistance (including remedying equipment malfunctions). After consolidating remote operations, we have begun expanding the locations where our remote management technology is installed. As of December 31, 2013 we provided SP+ Remote Management Services to approximately 150 locations. We expect this business to grow as clients focus on improving the profitability of their parking operations by decreasing labor costs at their locations through remote management.

        To promote internal efficiency, we have created advanced information systems that connect local offices across the country to our corporate headquarters. These systems support accounting, financial management and reporting practices, general operating procedures, training, employment policies, cash controls and marketing procedures. Our commitment to the application of technology in the parking management business has resulted in the creation of a proprietary product, Client View®, an Internet-based system that gives our clients the flexibility and convenience to access and download their monthly financials and detailed back-up reports. In addition, use of our electronic, web-based procurement and payment system controls costs by automatically enforcing procurement policies and efficiently processing the associated payables. We believe that our standardized processes and controls enhance our ability to successfully add new locations and expand our operations into new markets.

Employees

        As of December 31, 2013, we employed 23,937 individuals, including 14,255 full-time and 9,682 part-time employees. As of December 31, 2012, we employed 25,011 individuals, including 14,940 full-time and 10,071 part-time employees. Approximately 34% of our employees are covered by collective bargaining agreements and represented by labor unions. Various union locals represent parking attendants and cashiers in the following cities: Atlanta, Akron (OH), Baltimore, Boston, Chicago, Cleveland, Dallas, Denver, Detroit, Jersey City, Kansas City, Long Beach (CA), Los Angeles, Manchester (NH), Miami, New York City, Newark, Philadelphia, Pittsburgh, Portland, Rochester, San Francisco, San Jose, San Juan (Puerto Rico), Santa Monica, Seattle, Syracuse and Washington, DC.

        We are frequently engaged in collective bargaining negotiations with various union locals. No single collective bargaining agreement covers a material number of our employees. We believe that our employee relations are generally good.

Insurance

        We purchase comprehensive liability insurance covering certain claims that occur in the operations that we lease or manage. The primary amount of such coverage is $2.0 million per occurrence and $2.0 million in the aggregate per facility for our garage liability and garage keepers legal liability coverage. In addition, we purchase workers' compensation insurance for all eligible employees and umbrella/excess liability coverage. Under our various liability and workers' compensation insurance policies, we are obligated to pay directly or reimburse the insurance carrier for the first $250,000 of any loss (or, as of January 1, 2014, the first $500,000 of any loss in the case of our general liability or automobile liability policies only). As a result, we are effectively self-insured for all claims up to those levels. We utilize a third-party administrator to process and pay claims. We also purchase property insurance that provides coverage for loss or damage to our property and in some cases our clients' property, as well as business interruption coverage for lost operating income and certain associated expenses. The deductible applicable to any given loss under our property insurance policy varies based upon the insured values and the peril that causes the loss. We believe that our insurance coverage is adequate and consistent with industry practice. Because of the size of the operations covered and our claims experience, we purchase insurance policies at prices that we believe represent a discount to the prices that would typically be charged to parking facility owners on a stand-alone basis. The clients for whom we operate parking facilities pursuant to management contracts have the option of purchasing their own liability insurance policies (provided that we are named as an additional insured pursuant to an additional insured endorsement), but historically most of our clients have chosen to obtain insurance coverage by being named as additional insureds under our master liability insurance policies.

        We purchase group health insurance with respect to eligible full-time employees (whether they work at leased facilities, managed facilities or in our support offices) and their family members. For the year ended December 31, 2013, we insured our eligible full-time employees and their family members through either a fully insured program or a self-insured program with a $175,000 stop-loss limit.

Effective January 1, 2014, we modified our group health insurance program and will self-insure all eligible full-time employees and their family members up to a $175,000 stop loss limit.

        Pursuant to our management contracts, we charge those clients an allocated portion of our insurance-related costs.

Competition

        The parking industry is fragmented and highly competitive, with limited barriers to entry. We face direct competition for additional facilities to manage or lease, while our facilities themselves compete with nearby facilities for our parking customers and in the labor market generally for qualified employees. Moreover, the construction of new parking facilities near our existing facilities can adversely affect our business. There are only a few national parking management companies that compete with us. However, we also face competition from numerous smaller, locally owned independent parking operators, as well as from developers, hotels, national financial services companies and other institutions that manage their own parking facilities as well as facilities owned by others. Many municipalities and other governmental entities also operate their own parking facilities, potentially eliminating those facilities as management or lease opportunities for us. Some of our present and potential competitors have or may obtain greater financial and marketing resources than we have, which may negatively impact our ability to retain existing contracts and gain new contracts. We also face significant competition in our efforts to provide ancillary services such as shuttle bus services and on-street parking enforcement because a number of large companies specialize in these services. In addition, entry barriers into these ancillary service businesses are low.

        We believe that we compete for management clients based on a variety of factors, including fees charged for services, ability to generate revenues and control expenses for clients, accurate and timely reporting of operational results, quality of customer service, and ability to anticipate and respond to industry changes. Factors that affect our ability to compete for leased locations include the ability to make financial commitments, long-term financial stability, and the ability to generate revenues and control expenses. Factors affecting our ability to compete for employees include wages, benefits and working conditions.

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

        Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws typically impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In connection with the operation of parking facilities, we may be potentially liable for any such costs. We held a partial ownership interest in four parking facilities as of December 31, 2013 and six parking facilities as of December 31, 2012. We may now be liable for such costs as a result of such previous ownership by Central and our current ownership. In addition, from time to time we are involved in environmental issues at certain of our locations or in connection with our operations. While it is difficult to predict the ultimate outcome of any of these matters, based on information currently available, management believes that none of these matters, individually or in the aggregate, are reasonably likely to have a material adverse effect on our financial position, results of operations, or cash flows. The cost of defending against claims of liability, or of remediating a contaminated property, could have a material adverse effect on our financial condition or results of operations.

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

        We are also subject to consumer credit laws and credit card industry rules and regulations relating to the processing of credit card transactions, including the Fair and Accurate Credit Transactions Act and the Payment Card Data Security Standard. These laws and these industry standards impose substantial financial penalties for non-compliance.

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

Intellectual Property

        SP Plus® and the SP+® and the SP+ logo, SP+ GAMEDAY®, Innovation In Operation®,Click and Park® and the Click and Park® logo, Standard Parking® and the Standard Parking logo, CPC®, Central Parking System®, Central Parking Corporation®, USA Parking®, Focus Point Parking® and Allright Parking® are service marks registered with the United States Patent and Trademark Office. In addition, we have registered the names and, as applicable, the logos of all of our material subsidiaries and divisions as service marks with the United States Patent and Trademark Office or the equivalent state registry. We invented the Multi-Level Vehicle Parking Facility musical Theme Floor Reminder System. We have also registered the copyright rights in our proprietary software, such as Client View©, Hand Held Program©, License Plate Inventory Programs© and ParkStat© with the United States Copyright Office. We also own the URL parking.com.

Corporate Information

        Our headquarters are located at 200 E. Randolph Street, Suite 7700, Chicago, Illinois 60601-7702. Our telephone number is (312) 274-2000. Our website address is www.spplus.com. Our periodic reports and other information filed with or furnished to the SEC are available free of charge through the Investor Relations section of our web site as soon as reasonably practicable after those reports and other information are electronically filed with or furnished to the SEC. Information contained on our web site or any other web site is not incorporated by reference into this or any other report we file with or furnish to the SEC, and you should not consider information contained on our web sites or any other web site to be a part of this or any other report we file with or furnish to the SEC.

ITEM 1A.    RISK FACTORS

        You should carefully consider the specific risk factors described below together with all other information contained in or incorporated by reference into this Report, as these risks, among others, are important factors that could cause our actual results to differ from our historical result, and the occurrence of the adverse developments described in these risk factors could materially and adversely harm our business , financial condition, results of operations or preopects. It is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete statement of all potential risks or uncertainties applicable to our business.

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

  •
  the potential inability to integrate Central's customer-facing products and services, such as its centralized customer service centers, direct-to-consumer marketing programs, various web-based applications and enhanced technology applications such as those used by its remote management division;

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

        In connection with the Central Merger, we entered into a credit agreement dated October 2, 2012 providing for $450.0 million in secured Senior Credit Facility ("Senior Credit Facility) consisting of (1) a $200.0 million five-year revolving credit facility and (2) a $250.0 million term loan facility with Bank of America, N.A., Wells Fargo Bank, N.A., JPMorgan Chase Bank, N.A. and certain other financial institutions. In conjunction with Central Merger, we assumed approximately $217.7 million of Central's debt, net of cash acquired, which was repaid at closing using the proceeds of the Senior Credit Facility. In addition, the proceeds from these borrowings have been used by us to finance in part the Central Merger, the costs and expenses related to the Central Merger, our ongoing working capital needs and other general corporate purposes. As a result, we have indebtedness that is substantially greater than our indebtedness prior to the Central Merger. This higher level of indebtedness may:

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

Our management contracts and leases expose us to certain risks, including structural repair obligations under certain lease contracts

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

        We are particularly exposed to increases in costs for locations that we operate under leases because we are generally responsible for all the operating expenses of our leased locations. Additionally, some of our leases acquired in the Central Merger include provisions allocating to us responsibility for all structural repairs required on the property, including repairs arising as a result of ordinary wear and tear. We may incur costs for structural repair obligations in 2014 and future years, although we are not yet able to estimate the amount of our liability for these repairs in any particular year or in the aggregate. Additionally, the applicable indemnity under the merger agreement may not cover all such obligations, and there will be timing differences between our payments to satisfy these obligations and our receipt of indemnification thereof, and some indemnification obligations may be satisfied through the surrender of shares of our common stock. Accordingly, our expenditures to cover these structural repair obligations could have a material adverse impact on our operating results (including our gross profit derived from locations that we operate under leases) and cash flows for 2014 and future years. Any other increase in the cost of parking services could also reduce our gross profit derived from locations that we operate under leases. As of December 31, 2013, we operated 20% of our locations under leases, compared to 9% prior to the Central Merger.

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

        As of December 31, 2013, we have incurred or expect to incur approximately $51.9 million in total merger and integration costs, including $10.2 million in transaction costs, $31.4 million for synergy planning and integration costs and $10.3 million for financing costs and original issue discount costs. There are many factors beyond our control that could affect the total amount of merger and integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. To the extent these merger and integration expenses are higher than anticipated, our future operating results and financial condition may be materially adversely affected and our ability to meet the leverage ratio and fixed charged ratio mandated by our Senior Credit Facility may be impaired.

We are subject to intense competition that could constrain our ability to gain business, as well as our profitability.

        We believe that competition in parking facility management and ancillary services is intense. The low cost of entry into the parking facility management business has led to a strongly competitive, fragmented market consisting primarily of a variety of entities ranging from single lot operators to large regional and national multi-facility operators, as well as municipal and other governmental entities that choose not to outsource their parking operations. Competitors may be able to adapt more quickly to changes in customer requirements, devote greater resources to the promotion and sale of their services or develop technology that is as or more successful than our proprietary technology solutions that are designed to strengthen customer loyalty and optimize facility pricing and performance. We provide nearly all of our services under contracts, many of which are obtained through competitive bidding, and many of our competitors also have long-standing relationships with our clients. Providers of parking facility management services have traditionally competed on the basis of cost and quality of service. As we have worked to establish ourselves as principal members of the industry, we compete predominately on the basis of high levels of service and strong relationships. We may not be able to, or may choose not to, compete with certain competitors on the basis of price. As a result, a greater proportion of our clients may switch to other service providers or self-manage. Furthermore, these strong competitive pressures could impede our success in bidding for profitable business and our ability to increase prices even as costs rise, thereby reducing margins.

We must comply with public and private regulations that may impose significant costs on us.

        Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. These laws typically impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. We may be potentially liable for such costs as a result of our operation of parking facilities. Additionally, Central previously owned a large number of real properties; we acquired a partial ownership interest in six parking facilities as part of the Central Merger and as of December 31, 2013, we held a partial ownership interest in four of these parking facilities. We may now be liable for such costs as a result of such previous and current ownership. In addition, from time to time we are involved in environmental issues at certain locations or in connection with our operations. The cost of defending against claims of liability, or remediation of a contaminated property, could have a material adverse effect on our business, financial condition and results of operations. In addition, several state and local laws have been passed in recent years that encourage car pooling and the use of mass transit. Laws and regulations that reduce the number of cars and vehicles being driven could adversely impact our business.

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

        We are also subject to consumer credit laws and credit card industry rules and regulations relating to the processing of credit card transactions, including the Fair and Accurate Credit Transactions Act and the Payment Card Data Security Standard. These laws and these industry standards impose substantial financial penalties for non-compliance.

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

        We provide liability and worker's compensation insurance coverage consistent with our obligations to our clients under our various management contracts and leases. We are obligated to reimburse our insurance carriers for, or pay directly, each loss incurred up to the amount of a specified deductible or self-insured retention. The per-occurrence deductible is $250,000 for our workers' compensation and garagekeepers legal liability policies and $500,000 for our automobile liability policy. The per-occurrence self-insured retention for our general liability policy is $500,000. We also purchase property insurance that provides coverage for loss or damage to our property, and in some cases our clients' property, as well as business interruption coverage for lost operating income and certain associated expenses. The deductible applicable to any given loss under the property insurance policies varies based upon the insured values and the peril that causes the loss. The stop-loss limit applicable under the group health insurance we provide for eligible employees is $175,000 per illness. Our financial statements reflect our funding of all such obligations based upon guidance and evaluation received from third-party insurance professionals. There can be no assurance, however, that the ultimate amount of our obligations will not exceed the amount presently funded or accrued, in which case we would need to set aside additional funds to reserve for any such excess. Changes in insurance reserves as a result of periodic evaluations of the liabilities can cause swings in operating results that may not be indicative of the operations of our ongoing business. Additionally, our obligations could increase if we receive a greater number of insurance claims, or if the severity of, or the administrative costs associated with, those claims generally increases. A material increase in insurance costs due to a change in the number or severity of claims, claim costs or premiums paid by us could have a material adverse effect on our operating income.

Labor disputes could lead to loss of revenues or expense variations.

        At December 31, 2013, approximately 34% of our employees were represented by labor unions and approximately 27% of our collective bargaining contracts are up for renewal in 2014, representing approximately 11% of our employees. In addition, at any given time, we may face a number of union organizing drives.

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

        We have restated certain historical financial statements to reflect a correction in our accounting for deficiency payments made pursuant to the Bradley Agreement. We have also determined that, solely as a result of our prior accounting for the Bradley Agreement, we had a material weakness in our internal control over financial reporting and that, accordingly, our internal control over financial reporting and disclosure controls and procedures were not effective as of the end of certain prior reporting periods, even though we had previously determined that they were effective. It is difficult to predict all of the ramifications to us from this restatement. The restatement process was time and resource-intensive and involved substantial attention from management and significant costs and expenses, including for legal and other professional advisors and for third parties retained to assist us with the restatement. Although we have now completed the restatement, it is possible that we will have inquiries from the SEC and/or Nasdaq regarding our restated financial statements or related matters, which could consume a significant amount of our resources. Moreover, many companies that have been required to restate their historical financial statements have experienced volatility in stock prices and declines in stock prices and stockholder lawsuits, which can be expensive to defend and divert management attention and resources. We may suffer similar consequences as a result of our restatement.

Natural disasters or acts of terrorism could disrupt services.

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

The Company is increasingly dependent on information technology, and potential disruption, cyber attacks, cyber terrorism, security breaches, and expanding social media vehicles present new risks.

        We are increasingly dependent on information technology systems to manage and support a variety of business processes and activities, and any significant breakdown, invasion, destruction or interruption of these systems could negatively impact our operations. In addition, there is a risk of business interruption, reputational damage and potential legal liability damages from leakage of confidential information. Acts of cyber terrorism involve the premeditated use of disruptive activities, or the threat thereof, involving computers and/or networks, with the intention to cause harm or further social, ideological, religious, political or similar objectives. The occurrence of acts of cyber terrorism such as website defacement, denial of automated payment services, sabotage of our proprietary on-demand technology or the use of electronic social media to disseminate unfounded or otherwise harmful allegations to our reputation, could have a material adverse effect on our business. The inappropriate use of certain media vehicles could cause brand damage or information leakage. Negative posts or comments about us on any social networking website could seriously damage our reputation. In addition, the disclosure of non-public information through external media channels could lead to information loss. Identifying new points of entry as social media continues to expand represents new challenges. Any business interruptions or damage to our reputation could negatively impact our financial condition and results of operations.

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

        In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in the U.S. (collectively, the "Health Care Reform Laws"). The Health Care Reform Laws include a large number of health-related provisions that become effective over the next four years, including requiring most individuals to have health insurance and establishing new regulations on health plans. Although the Health Care Reform Laws do not mandate that employers offer health insurance, penalties will be assessed on large employers who do not offer health insurance that meets certain affordability or benefit requirements beginning January 1, 2015. Providing such additional health insurance benefits to our employees, or the payment of penalties if such coverage is not provided, would increase our expenses. If we are unable to raise the rates we charge our clients to cover this expense, such increases in expense could reduce our operating profit.

        In addition, under the Health Care Reform Laws, employers will have to file a significant amount of additional information with the Internal Revenue Service and will have to develop systems and processes to track requisite information. We will have to modify our current systems to do so, which could increase our general and administrative expense.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.    PROPERTIES

Parking Facilities

        We operate parking facilities in 46 states and the District of Columbia in the United States, Puerto Rico and four provinces of Canada. The following table summarizes certain information regarding our facilities as of December 31, 2013:

		# of Locations			# of Spaces
States/Provinces	Airports and Urban Cities	Airport	Urban	Total	Airport	Urban	Total
Alabama	Airports, Auburn, Birmingham and Mobile	1	68	69	1,074	14,180	15,254
Alberta	Airports, Calgary, Edmonton, and Sherwood Park	3	6	9	—	1,561	1,561
Arkansas	Little Rock	—	1	1	—	371	371
Arizona	Phoenix, Tempe, Nogales, Scottsdale,	—	30	30	—	24,712	24,712
California	Airports, Beverly Hills, Glendale, Long Beach, Los Angeles, Newport Beach, Riverside, Sacramento, San Francisco, San Jose and Santa Monica	29	762	791	59,439	257,202	316,639
Colorado	Airports, Aurora, Colorado Springs, Denver, Greenwood Village, and Lakewood	9	159	168	40,477	68,732	109,209
Connecticut	Airports, Hartford and Windsor Locks	12	6	18	12,868	1,166	14,034
Delaware	Wilmington	—	3	3	—	1,167	1,167
District of Columbia	Airport and Washington, DC
Florida	Airports, Coral Gables, Ft. Lauderdale, Ft. Myers, Miami, Orlando, Saint Petersburg and Tampa	14	218	232	49,877	86,190	136,067
Georgia	Airports and Atlanta	16	62	78	35,367	41,167	76,534
Hawaii	Honolulu	—	37	37	—	14,630	14,630
Idaho	Airport	1	—	1	915	—	915
Illinois	Airports, Chicago and Evanston	13	320	333	37,366	121,222	158,588
Indiana	Indianapolis	—	7	7	—	2,130	2,130
Kansas	Topeka	—	2	2	—	832	832
Kentucky	Airports and Lexington	6	18	24	16,807	3,430	20,237
Louisiana	Airports, Baton Rouge, Kenner, and New Orleans	9	93	102	10,474	25,149	35,623
Maine	Airports and Portland	3	3	6	3,081	1,890	4,971
Manitoba	Winnipeg	—	8	8	—	941	941
Maryland	Baltimore, Landover, Oxon Hill, Rockville	—	63	63	—	60,799	60,799
Massachusetts	Boston and Cambridge	—	100	100	—	36,629	36,629
Michigan	Airports and Detroit	14	31	45	34,439	15,587	50,026
Minnesota	Minneapolis and St. Paul	—	37	37	—	11,851	11,851
Mississippi	Jackson	—	16	16	—	5,672	5,672
Missouri	Airports, Kansas City and St. Louis	7	84	91	26,644	37,587	64,231
Montana	Airports	6	—	6	5,170	—	5,170
Nebraska	Airports and Omaha	2	11	13	1,307	2,349	3,656
New Hampshire	Airports	5	—	5	—	8,427	8,427
New Jersey	Camden, Jersey City, Newark, Paterson and Wayne	—	90	90	—	79,284	79,284
New Mexico	Airport and Albuquerque	1	8	9	—	4,186	4,186
New York	Airports, Bronx, Brooklyn, Buffalo, Flushing, Long Island City, Manhattan and New York City	8	558	566	15,547	84,022	99,569
North Carolina	Airport and Charlotte	3	30	33	2,352	19,186	21,538
North Dakota	Airports	2	—	2	2,336	—	2,336
Ohio	Airports, Cincinnati, Cleveland, Columbus and Dayton	17	174	191	17,859	94,637	112,496
Oklahoma	Oklahoma City and Tulsa	—	26	26	—	6,728	6,728
Ontario	Hamilton, Kitchener and Toronto	—	125	125	—	35,649	35,649
Oregon	Airports and Portland	8	10	18	18,293	4,042	22,335
Pennsylvania	Airports, Harrisburg, and Philadelphia	4	80	84	7,241	60,389	67,630
Puerto Rico	Carolina and San Juan	—	30	30	—	17,378	17,378
Quebec	Gatineau	—	8	8	—	4,647	4,647
Rhode Island	Airports, Providence, and Warwick	7	18	25	9,027	7,537	16,564
South Carolina	Columbia and Greenville	—	3	3	—	1,651	1,651
South Dakota	Airports	2	—	2	2,716	—	2,716
Tennessee	Airports, Knoxville, Memphis and Nashville	6	90	96	11,938	19,759	31,697
Texas	Airports, Austin, Dallas, Ft. Worth, Houston and San Antonio	29	236	265	42,081	167,590	209,671
Utah	Airports, Farmington, and Salt Lake City	9	14	23	15,161	5,247	20,408
Virginia	Airports, Arlington, Newport News, Richmond and Virginia Beach	8	108	116	11,280	37,038	48,318
Washington	Airport, Bellevue and Seattle	1	102	103	1,253	23,088	24,341
West Virginia	Charleston	—	15	15	—	5,367	5,367
Wisconsin	Airports and Milwaukee	12	34	46	20,099	17,435	37,534

	Totals	263	3,980	4,243	512,486	1,558,162	2,070,648

        We have interest in fifteen joint ventures, seven limited liability companies, twelve general partnerships, and one limited partnership that each operate between one and thirty-five parking facilities. We also held a partial ownership interest in four parking facilities as of December 31, 2013.

        For additional information on our properties, see also Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Summary of Operating Facilities" and Note D. and Note L. of the notes to the Consolidated Financial Statements included in Item 8. "Financial Statements and Supplementary Data".

Office Leases

        We lease approximately 35,000 square feet for our corporate offices in Chicago, Illinois. We believe that this space will be adequate to meet our current and foreseeable future needs.

        We also lease approximately 40,000 square feet for our support office in Nashville, Tennessee, which expires on March 31, 2014. We have entered into a new lease for approximately 33,000 square feet that will commence on April 1, 2014 and we believe that this space will be adequate to meet current and foreseeable future needs.

        We also lease regional offices in various cities in the United States and Canada. These lease agreements generally include renewal and expansion options, and we believe that these facilities are adequate to meet our current and foreseeable future needs.

ITEM 3.    LEGAL PROCEEDINGS

        We are subject to litigation in the normal course of our business. The outcomes of legal proceedings and claims brought against us and other loss contingencies are subject to significant uncertainty. We accrue a charge against income when our management determines that it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. In addition, we accrue for the authoritative judgments or assertions made against us by government agencies at the time of their rendering regardless of our intent to appeal. In addition, we are from time-to-time party to litigation, administrative proceedings and union grievances that arise in the normal course of business, and occasionally pay non-material amounts to resolve claims or alleged violations of regulatory requirements. There are no "normal course" matters that separately or in the aggregate, would, in the opinion of management, have a material adverse effect on our operations, financial condition or cash flow.

        In determining the appropriate loss contingencies, we consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of potential loss. We regularly evaluate current information available to us to determine whether an accrual should be established or adjusted. Estimating the probability that a loss will occur and estimating the amount of a potential loss or a range of potential loss involves significant estimation and judgment.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Effective December 2, 2013, we changed our name from Standard Parking Corporation to SP Plus Corporation. In conjunction with our name change, we changed the ticker symbol under which our common stock is traded on the NASDAQ Global Select Market from "STAN" to "SP". The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on the NASDAQ Global Select Market.

	2013		2012
	Sales Price		Sales Price
Quarter Ended	High	Low	High	Low
March 31	$22.60	$19.34	$20.81	$17.00
June 30	$23.26	$20.00	$21.52	$18.33
September 30	$26.92	$21.40	$24.31	$20.87
December 31	$28.09	$21.97	$23.87	$20.68

Holders

        As of March 3, 2014, there were 2,772 holders of our common stock, based on the number of record holders of our common stock.

Dividends

        We did not pay a cash dividend in respect of our common stock in 2013 or 2012. By the terms of our Senior Credit Facility, we can pay cash dividends on our capital stock not to exceed $10.0 million in aggregate while such facility is in effect. There are no restrictions on the ability of our wholly owned subsidiaries to pay cash dividends to us.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by securities holders	722,469	$0.06	605,025
Equity compensation plans not approved by securities holders	—	—	—

Total	722,469	$0.06	605,025

Stock Repurchases

        In June 2011, our Board of Directors authorized us to repurchase shares of our common stock, on the open market, up to $20.0 million in aggregate and cancelled a prior authorization from 2008. There were no stock repurchases for the years ended December 31, 2013 and 2012. As of December 31, 2013,

$12.5 million remained available for stock repurchases under the June 2011 authorization by the Board of Directors.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table presents selected historical consolidated financial data as of December 31, 2013, 2012 and 2011, derived from our audited consolidated financial statements, which are included in Item 8. "Financial Statements and Supplementary Data". The table also presents selected historical consolidated financial data as of December 31, 2010 and 2009 derived from our audited consolidated financial statements, which are not included herein. The selected financial data set forth below should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Result of Operations" and the historical consolidated financial statements and notes thereto for years 2013, 2012 and 2011, which are included in Item 8. "Financial Statements and Supplementary Data".

        On October 2, 2012, we completed our acquisition (the "Central Merger") of Central Parking Corporation ("Central"). Our consolidated results of operations for the years ended December 31, 2013 include Central's results of operations for the entire year. Our consolidated results of operations for the year ended December 31, 2012 include Central's results of operations for the period October 2, 2012 through December 31, 2012. Our consolidated results of operations for the year ended December 31, 2011 do not include amounts related to Central's results of operations.

        The results of operations for the historical periods included in the following table are not necessarily indicative of the results to be expected for future periods. See Item 1A. "Risk Factors" of this Annual Report on Form 10-K for a discussion of risk factors that could impact our future results.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Statement of Operations Data:
Parking services revenue:
Lease contracts	$489,575	$250,355	$147,510	$138,664	$140,441
Management contracts	347,346	230,501	173,725	171,331	153,382
Reimbursed management contract revenue	629,878	473,082	408,427	411,148	401,671

Total revenue	1,466,799	953,938	729,662	721,143	695,494
Cost of parking services:
Lease contracts	456,090	231,781	136,494	128,613	130,897
Management contracts	208,730	141,949	97,186	96,912	87,812
Reimbursed management contract expense	629,878	473,082	408,427	411,148	401,671

Total cost of parking services	1,294,698	846,812	642,107	636,673	620,380
Gross profit:
Lease contracts	33,485	18,574	11,016	10,051	9,544
Management contracts	138,676	88,552	76,539	74,419	65,570

Total gross profit	172,101	107,126	87,555	84,470	75,114
General and administrative expenses	98,931	86,540	48,297	47,878	44,707
Depreciation and amortization	31,193	13,513	6,618	6,074	5,828

Operating income	41,977	7,073	32,640	30,518	24,579
Interest expense	19,034	8,616	4,691	5,335	6,012
Interest income	(643)	(297)	(227)	(218)	(268)

	18,391	8,319	4,464	5,117	5,744

Income before income taxes	23,586	(1,246)	28,176	25,401	18,835
Income tax expense (benefit)	8,821	(3,620)	10,700	9,770	6,807

Net income	14,765	2,374	17,476	15,631	12,028
Less: Net income attributable to noncontrolling interest	2,676	1,034	378	268	123

Net income attributable to SP Plus Corporation(1)	$12,089	$1,340	$17,098	$15,363	$11,905

Balance Sheet Data (at end of year):
Cash and cash equivalents	$23,158	$28,450	$13,220	$7,305	$8,256
Total assets(2)	862,375	905,283	242,971	242,843	230,180
Total debt(3)	288,662	310,559	82,013	97,902	113,211
Total SP Plus Corporation stockholders' equity(4)	$203,108	$186,248	$41,251	$29,204	$8,554

(1)
Net income attributable to SP Plus Corporation for 2012 includes the following significant amounts from the Central Merger: Total revenue, excluding reimbursed revenue, of $127.8 million; Total cost of parking services, excluding reimbursed expense, of $190.0 million; and General and administrative expenses of $24.6 million.

(2)
Total assets as of December 31, 2012 includes the impact of assets acquired in the Central Merger of $624.9 million.

(3)
Total long-term debt, including current portion as of December 31, 2012, includes $217.7 million of debt, net of cash acquired, assumed in the Central Merger.

(4)
Total SP Plus Corporation stockholders' equity as of December 31, 2012 includes approximately $140.7 million related to the issuance of our common stock in the Central Merger.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of our results of operations should be read in conjunction with the "Selected Financial Data" and our consolidated financial statements and the related notes included elsewhere herein. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth in Item 1A "Risk Factors" and elsewhere herein. See "Special Note Regarding Forward-Looking Statements."

Overview

  Our Business

        We manage parking facilities in urban markets and at airports across the United States, Puerto Rico and in four Canadian provinces. We typically enter into contractual relationships with property owners or managers as opposed to owning facilities.

        We operate our clients' properties through two types of arrangements: management contracts and leases. Under a management contract, we typically receive a base monthly fee for managing the facility, and we may also receive an incentive fee based on the achievement of facility performance objectives. We also receive fees for ancillary services. Typically, all of the underlying revenues and expenses under a standard management contract flow through to our clients rather than to us. However, some management contracts, which are referred to as "reverse" management contracts, usually provide for larger management fees and require us to pay various costs. Under lease arrangements, we generally pay to the property owner either a fixed annual rent, a percentage of gross customer collections or a combination thereof. We collect all revenues under lease arrangements and we are responsible for most operating expenses, but we are typically not responsible for major maintenance, capital expenditures or real estate taxes. Margins for lease contracts vary significantly, not only due to operating performance, but also due to variability of parking rates in different cities and varying space utilization by parking facility type and location. As of December 31, 2013, we operated 80% of our locations under management contracts and 20% under leases.

        In evaluating our financial condition and operating performance, management's primary focus is on our gross profit, total general and administrative expense and general and administrative expense as a percentage of our gross profit. Although the underlying economics to us of management contracts and leases are similar, the manner in which we are required to account for them differs. Revenue from leases includes all gross customer collections derived from our leased locations (net of local parking taxes), whereas revenue from management contracts only includes our contractually agreed upon management fees and amounts attributable to ancillary services. Gross customer collections at facilities under management contracts, therefore, are not included in our revenue. Accordingly, while a change in the proportion of our operating agreements that are structured as leases versus management contracts may cause significant fluctuations in reported revenue and expense of parking services, that change will not artificially affect our gross profit. For example, as of December 31, 2013, 80% of our locations were operated under management contracts and 81% of our gross profit for the year ended

December 31, 2013 was derived from management contracts. Only 42% of total revenue (excluding reimbursed management contract revenue), however, was from management contracts because under those contracts the revenue collected from parking customers belongs to our clients. Therefore, gross profit and total general and administrative expense, rather than revenue, are management's primary focus.

  General Business Trends

        We believe that sophisticated commercial real estate developers and property managers and owners recognize the potential for parking and related services to be a profit generator rather than a cost center. Often, the parking experience makes both the first and the last impressions on their properties' tenants and visitors. By outsourcing these services, they are able to capture additional profit by leveraging the unique operational skills and controls that an experienced parking management company can offer. Our ability to consistently deliver a uniformly high level of parking and related services and maximize the profit to our clients improves our ability to win contracts and retain existing locations. Our location retention rate was approximately 87% for the year ended December 31, 2013, and was approximately 89% for the year ended December 31, 2012, excluding Central for the period of time in 2012 it was not under our ownership and dispositions required by the Department of Justice in connection with the Central Merger.

  Summary of Operating Facilities

        We focus our operations in core markets where a concentration of locations improves customer service levels and operating margins. The following table reflects our facilities operated at the end of the years indicated:

	December 31, 2013(1)	December 31, 2012(2)	December 31, 2011
Managed facilities	3,393	3,325	1,953
Leased facilities	850	939	201

Total facilities	4,243	4,264	2,154

(1)
Includes partial ownership in two managed facilities and two leased facilities acquired in the Central Merger.

(2)
Includes 1,388 managed facilities, 754 leased facilities, 2,142 total facilities and partial ownership in two managed facilities and four leased facilities acquired in the Central Merger.

  Revenue

        We recognize parking services revenue from lease and management contracts as the related services are provided. Substantially all of our revenues come from the following two sources:

  •
  Parking services revenue—lease contract.  Parking services revenues related to lease contracts consist of all revenue received at a leased facility, including parking receipts (net of parking tax), consulting and real estate development fees, gains on sales of contracts and payments for exercising termination rights.

  •
  Parking services revenue—management contract.  Management contract revenue consists of management fees, including both fixed and performance-based fees, and amounts attributable to ancillary services such as accounting, equipment leasing, payments received for exercising termination rights, consulting, development fees, gains on sales of contracts, insurance and other value-added services with respect to managed locations. We believe we generally purchase required insurance at lower rates than our clients can obtain on their own because we effectively self-insure for all liability and worker's compensation claims by maintaining a large per-claim deductible. As a result, we have generated operating income on the insurance provided under our management contracts by focusing on our risk management efforts and controlling losses. Management contract revenues do not include gross customer collections at the managed locations as these revenues belong to the property owners rather than to us. Management contracts generally provide us with management fees regardless of the operating performance of the underlying facilities.

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

  Cost of Parking Services

        Our cost of parking services consists of the following:

  •
  Cost of parking services—lease contract.  The cost of parking services under a lease arrangement consists of contractual rental fees paid to the facility owner and all operating expenses incurred in connection with operating the leased facility. Contractual fees paid to the facility owner are generally based on either a fixed contractual amount or a percentage of gross revenue or a combination thereof. Generally, under a lease arrangement we are not responsible for major capital expenditures or real estate taxes.

  •
  Cost of parking services—management contract.  The cost of parking services under a management contract is generally the responsibility of the facility owner. As a result, these costs are not included in our results of operations. However, our reverse management contracts, which typically provide for larger management fees, do require us to pay for certain costs.

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

  Depreciation and Amortization

        Depreciation is determined using a straight-line method over the estimated useful lives of the various asset classes or in the case of leasehold improvements, over the initial term of the operating lease or its useful life, whichever is shorter. Intangible assets determined to have finite lives are amortized over their estimated remaining useful life.

Results of Operations

  Fiscal 2013 Compared to Fiscal 2012

        As noted previously, our consolidated results of operations for the year ended December 31, 2013 include Central's results of operations for the entire year, and the financial results for the year ended December 31, 2012 include only approximately three months of operations related to the acquired Central operations due to the timing of the closing of the Central Merger on October 2, 2012. To help understand the operating results for the periods, the term "Central operations" refers to the results of Central on a stand-alone basis for the period from October 2, 2012 to December 31, 2012 and the term "Standard operations" refers to the results of Standard on a stand-alone basis and not inclusive of results from the acquired operations of Central for the twelve months ended December 31, 2012.

  Segments

        An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenue and incur expenses, and about which separate financial information is regularly evaluated by our chief operating decision maker (CODM), in deciding how to allocate resources. Our CODM is our president and chief executive officer.

        The chief operating decision maker does not evaluate segments using discrete asset information. The business is managed based on regions administered by executive vice presidents. On November 1, 2013, the Company changed its internal reporting segment information reported to its CODM. The Company now reports Ontario, Manitoba and Quebec in Region One and Missouri, Nebraska, North Carolina and South Carolina in Region Five. All periods presented have been restated to reflect the new internal reporting to the CODM.

        Region One encompasses operations in Connecticut, Delaware, District of Columbia, Illinois, Indiana, Kansas, Kentucky, Maine, Maryland, Massachusetts, Michigan, Minnesota, New Jersey, New York, Ohio, Pennsylvania, Rhode Island, Virginia, West Virginia, Wisconsin and the three Canadian provinces of Manitoba, Ontario, and Quebec.

        Region Two encompasses event planning and transportation, and its technology-based parking and traffic management systems.

        Region Three encompasses operations in Arizona, California, Colorado, Hawaii, New Mexico, Oregon, Utah, Washington and the Canadian province of Alberta.

        Region Four encompasses all major airport and transportation operations nationwide.

        Region Five encompasses Alabama, Florida, Georgia, Louisiana, Mississippi, Missouri, Nebraska, North Carolina, Oklahoma, Puerto Rico, South Carolina, Tennessee, and Texas.

        Other consists of ancillary revenue that is not specifically identifiable to a region and insurance reserve adjustments related to prior years.

        The following tables present the material factors that impact our financial statements on an operating segment basis.

        Segment revenue information is summarized as follows:

	Year Ended December 31,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	Amount	%
	(In millions)
Lease contract revenue:
New location	$4.2	$0.5	$0.0	$0.0	$3.7	$2.0	$1.5	$0.2	$15.0	$10.1	$0.0	$0.0	$24.4	$12.8	$11.6	90.6%
Contract expirations	0.3	3.3	0.0	0.0	1.8	3.8	2.6	4.1	0.4	3.1	0.0	0.0	5.1	14.3	(9.2)	-64.3%
Same location	81.3	73.2	0.0	0.0	14.6	13.6	39.4	37.8	14.4	13.6	0.1	0.1	149.8	138.3	11.5	8.3%
Conversions	0.3	0.4	0.0	0.0	0.0	0.0	0.0	0.9	0.0	0.0	0.0	0.0	0.3	1.3	(1.0)	-76.9%
Acquisition	213.2	57.4	4.4	1.4	26.1	7.7	0.0	0.0	64.8	17.3	1.5	(0.1)	310.0	83.7	226.3	270.4%

Total lease contract revenue	$299.3	$134.8	$4.4	$1.4	$46.2	$27.1	$43.5	$43.0	$94.6	$44.1	$1.6	$0.0	$489.6	$250.4	$239.2	95.5%

Management contract revenue:
New location	$9.2	$1.9	$1.2	$0.4	$3.9	$0.8	$4.0	$1.5	$3.2	$0.5	$0.0	$0.0	$21.5	$5.1	$16.4	321.6%
Contract expirations	1.5	6.6	0.0	6.8	4.1	12.3	0.1	1.7	0.4	1.4	0.0	0.0	6.1	28.8	(22.7)	-78.8%
Same location	49.0	46.9	8.5	9.0	33.3	32.4	45.2	45.3	14.6	17.8	(0.4)	1.0	150.2	152.4	(2.2)	-1.4%
Conversions	0.1	0.1	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	(0.1)	0.0	0.0	0.1	(0.1)	-100.0%
Acquisition	50.1	13.7	21.5	5.4	22.4	5.4	50.5	13.0	24.3	7.6	0.7	(1.0)	169.5	44.1	125.4	284.4%

Total management contract revenue	$109.9	$69.2	$31.2	$21.6	$63.7	$50.9	$99.8	$61.5	$42.5	$27.3	$0.2	$0.0	$347.3	$230.5	$116.8	50.7%

        Parking services revenue—lease contract.    Lease contract revenue increased $239.2 million, or 95.5%, to $489.6 million for the year ended December 31, 2013, compared to $250.4 million for the year-ago period. The increase in lease contract revenue consisted of an increase from the Standard operations of $12.9 million, or 7.7%, and $226.3 million from the Central operations. The increase resulted primarily from increases in revenue from new and same locations and acquisitions, partially offset by decreases in revenue from contract expirations and fewer locations that converted from management contracts during the current year. Same location revenue for those facilities, which as of December 31, 2013 are the comparative periods for the two years presented, increased 8.3%. The increase in same location revenue was due to increases in short-term parking revenue of $5.8 million and increases in monthly parking revenue of $3.6 million. Revenue associated with contract expirations relates to contracts that expired during the current period.

        Parking services revenue—management contract.    Management contract revenue increased $116.8 million, or 50.7%, to $347.3 million for the year ended December 31, 2013, compared to $230.5 million for the year-ago period. The increase in management contact revenue consisted of an increase from the Central operations of $125.4 million, partially offset by a decrease of $8.6 million, or 4.6% from the Standard operations. The increase resulted primarily from increases in revenue from new locations and acquisitions, which was partially offset by the decrease in contract expirations. Same location revenue for those facilities, which as of December 31, 2013 are the comparative periods for the two years presented, decreased 1.4%, primarily due to decreased fees from ancillary services.

        Reimbursed management contract revenue.    Reimbursed management contract revenue increased $156.8million, or 33.1%, to $629.9 million for the year ended December 31, 2013, compared to $473.1 million in the year-ago period. This increase resulted primarily from the acquisition of Central and an increase in reimbursements for costs incurred on behalf of owners.

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

        Management contract revenue increased primarily due to new locations and acquisitions in all five operating regions, combined with same location revenue in regions one and three. This was partially offset by contract expirations in regions one, three, four and five and same locations in regions two, four and five. The decreases in same location revenue were primarily due to decreases in fees from ancillary services. For comparability purposes, revenue associated with contract expirations relate to the contracts that expired during the current period.

        Segment cost of parking services information is summarized as follows:

	Year Ended December 31,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	Amount	%
	(In millions)
Cost of parking services lease contracts:
New location	$3.4	$0.5	$0.0	$0.0	$3.4	$2.0	$1.4	$0.2	$14.0	$9.6	$0.0	$0.0	$22.2	$12.3	$9.9	80.5%
Contract expirations	0.3	3.3	0.0	0.0	1.8	3.5	2.3	3.5	0.4	2.7	0.0	0.0	4.8	13.0	(8.2)	-63.1%
Same location	77.4	68.8	0.0	0.0	13.2	12.1	37.0	35.5	13.7	12.7	(0.6)	(1.0)	140.7	128.1	12.6	9.8%
Conversions	0.3	0.3	0.0	0.0	0.0	0.0	0.0	0.8	0.0	0.0	0.0	0.0	0.3	1.1	(0.8)	-72.7%
Acquisition	205.6	56.3	4.3	1.4	24.2	7.3	(0.1)	0.1	51.0	13.7	3.1	(1.5)	288.1	77.3	210.8	272.7%

Total cost of parking services lease contracts	$287.0	$129.2	$4.3	$1.4	$42.6	$24.9	$40.6	$40.1	$79.1	$38.7	$2.5	$(2.5)	$456.1	$231.8	$224.3	96.8%

Cost of parking services management contracts:
New location	$5.7	$0.9	$0.8	$0.4	$2.0	$0.4	$2.3	$0.7	$2.5	$0.2	$0.1	$0.0	$13.4	$2.6	$10.8	415.4%
Contract expirations	0.5	2.5	0.0	5.6	2.8	7.5	0.0	1.0	0.1	1.1	0.0	0.0	3.4	17.7	(14.3)	-80.8%
Same location	24.4	23.7	6.8	7.1	18.7	17.8	30.8	32.0	8.3	11.2	(1.1)	(1.1)	87.9	90.7	(2.8)	-3.1%
Conversions	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0%
Acquisition	28.1	9.6	13.8	4.8	14.1	4.5	40.2	10.9	10.6	4.3	(3.0)	(3.2)	104.0	30.9	73.1	236.6%

Total cost of parking services management contracts	$58.7	$36.7	$21.4	$17.9	$37.6	$30.2	$73.3	$44.6	$21.7	$16.8	$(4.0)	$(4.3)	$208.7	$141.9	$66.8	47.1%

        Cost of parking services—lease contracts.    Cost of parking services for lease contracts increased $224.3 million, or 96.8%, to $456.1 million for the year ended December 31, 2013, compared to $231.8 million for the year-ago period. The increase in cost of parking services for lease contracts consisted of an increase from the Standard operations of $13.5 million, or 8.7%, and $210.8 million from the Central operations. The increase resulted primarily from increases in costs from new and same locations and acquisitions, which was partially offset by decreases in contract expirations and fewer locations that converted from management contracts during the current year. Same location costs for those facilities, which as of December 31, 2013 are the comparative for the two years presented, increased 9.8%. Same location costs increased $12.8 million primarily due to higher rent expense, primarily as a result of contingent rental payments on the increase in revenue for same locations.

        Cost of parking services—management contracts.    Cost of parking services for management contracts increased $66.8 million, or 47.1%, to $208.7 million for the year ended December 31, 2013, compared to $141.9 million for the year-ago period. The increase in cost of parking services for management contracts consisted of an increase from the Central acquisition of $73.1 million, partially offset by a decrease of $6.3, or 5.7%, million from the Standard operations. The decrease resulted from decreases in costs related to same locations and in contract expirations, partially offset by increase in new locations and acquisitions. Same location costs for those facilities, which as of December 31, 2013 are the comparative for the two years presented, decreased 3.1%. Same location decrease in operating expenses for management contracts primarily resulted from decrease in costs associated with reverse management contracts and in the cost of providing management services.

        Reimbursed management contract expense.    Reimbursed management contract revenue increased $156.8 million, or 33.1%, to $629.9 million for the year ended December 31, 2013, compared to $473.1 million in the year-ago period. This increase resulted from an increase in reimbursements for costs incurred on behalf of owners.

        Cost of parking services for lease contracts increased primarily due to new locations and same locations in regions one, three, four and five, combined with acquisitions in regions one, two, three and five, partially offset by contract expirations in regions one, three, four and five, conversions in region one, same locations in the other region and acquisitions in regions four and other. Same location cost increased primarily due to increases in contingent rent payments on the increase in revenue, payroll and payroll related costs and other operating costs, offset by a favorable health insurance dividend related to prior years. The other region amounts in same location primarily represent a favorable health insurance dividend related to prior years and costs that are not specifically identifiable to a region.

        Cost of parking services for management contracts increased due to new locations and acquisitions in all five operating regions, combined with increases in same locations in regions one, three, four, five, and other, contract expirations in regions two and five. Partially offsetting these increases, were decreases due to contract expirations in regions one, three and four, and acquisitions in the other region. Same location cost increases primarily resulted from increases in costs associated with reverse management contracts and in the cost of providing management services. The other region amounts in same location primarily represent prior year insurance reserve adjustments, a favorable health insurance dividend related to prior years and costs that are not specifically identifiable to a region.

        Segment gross profit/gross profit percentage information is summarized as follows:

	Year Ended December 31,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	Amount	%
	(In millions)
Gross profit lease contracts:
New location	0.8	$0.0	$0.0	$0.0	$0.3	$0.0	0.1	$0.0	$1.0	$0.5	$0.0	$0.0	$2.2	$0.5	$1.7	340.0%
Contract expirations	0.0	0.0	0.0	0.0	0.0	0.3	0.3	0.6	0.0	0.4	0.0	0.0	0.3	1.3	(1.0)	-76.9%
Same location	3.9	4.4	0.0	0.0	1.4	1.5	2.4	2.3	0.7	0.9	0.7	1.1	9.1	10.2	(1.1)	-10.8%
Conversions	0.0	0.1	0.0	0.0	0.0	0.0	0.0	0.1	0.0	0.0	0.0	0.0	0.0	0.2	(0.2)	-100.0%
Acquisition	7.6	1.1	0.1	0.0	1.9	0.4	0.1	(0.1)	13.8	3.6	(1.6)	1.4	21.9	6.4	15.5	242.2%

Total gross profit lease contracts	$12.3	$5.6	$0.1	$0.0	$3.6	$2.2	2.9	$2.9	$15.5	$5.4	$(0.9)	$2.5	$33.5	$18.6	$14.9	80.1%

	(Percentages)
Gross profit percentage lease contracts:
New location	19.0%	0.0%	0.0%	0.0%	8.1%	0.0%	$6.7%	0.0%	6.7%	5.0%	0.0%	0.0%	9.0%	3.9%
Contract expirations	0.0%	0.0%	0.0	0.0	0.0%	7.9%	11.5%	14.6%	0.0%	12.9%	0.0%	0.0%	5.9%	9.1%
Same location	4.8%	6.0%	0.0	0.0	9.6%	11.0%	6.1%	6.1%	4.9%	6.6%	700.0%	1100.0%	6.1%	7.4%
Conversions	0.0%	25.0%	0.0	0.0	0.0%	0.0%	0.0%	11.1%	0.0%	0.0%	0.0%	0.0%	0.0%	15.4%
Acquisition	3.6%	1.9%	2.3	0.0	7.3%	5.2%	0.0%	0.0%	21.3%	20.8%	-106.7%	-1400.0%	7.1%	7.6%

Total gross profit percentage	4.1%	4.2%	$2.3	$0.0	7.8%	8.1%	$6.7%	6.7%	16.4%	12.2%	-56.3%	0.0%	6.8%	7.4%

	(In millions)
Gross profit management contracts:
New location	$3.5	$1.0	$0.4	$0.0	$1.9	$0.4	1.7	$0.8	$0.7	$0.3	$(0.1)	$0.0	$8.1	$2.5	$5.6	224.0%
Contract expirations	1.0	4.1	0.0	1.2	1.3	4.8	0.1	0.7	0.3	0.3	0.0	0.0	2.7	11.1	(8.4)	-75.7%
Same location	24.6	23.2	1.7	1.9	14.6	14.6	14.4	13.3	6.3	6.6	0.7	2.1	62.3	61.7	0.6	1.0%
Conversions	0.1	0.1	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	(0.1)	0.0	0.0	0.1	(0.1)	-100.0%
Acquisition	22.0	4.1	7.7	0.6	8.3	0.9	10.3	2.1	13.5	3.3	3.7	2.2	65.5	13.2	52.3	396.2%

Total gross profit management contracts	$51.2	$32.5	$9.8	$3.7	$26.1	$20.7	26.5	$16.9	$20.8	$10.5	$4.2	$4.3	$138.6	$88.6	$50.0	56.4%

	(Percentages)
Gross profit percentage management contracts:
New location	38.0%	52.6%	33.3%	0.0%	48.7%	50.0%	42.5%	53.3%	21.9%	60.0%	0.0%	0.0%	37.7%	49.0%
Contract expirations	66.7%	62.1%	0.0%	17.6%	31.7%	39.0%	100.0%	41.2%	75.0%	21.4%	0.0%	0.0%	44.3%	38.5%
Same location	50.2%	49.5%	20.0%	21.1%	43.8%	45.1%	31.9%	29.4%	43.2%	37.1%	-175.0%	210.0%	41.5%	40.5%
Conversions	100.0%	100.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%	0.0%	0.0%	100.0%
Acquisition	43.9%	29.9%	35.8%	11.1%	37.1%	16.7%	20.4%	16.2%	55.6%	43.4%	528.6%	-220.0%	38.6%	29.9%

Total gross profit percentage	46.6%	47.0%	31.4%	17.1%	41.0%	40.7%	26.6%	27.5%	48.9%	38.5%	2100.0%	0.0%	39.9%	38.4%

        Gross profit—lease contracts.    Gross profit for lease contracts increased $14.9 million, or 80.1%, to $33.5 million for the year ended December 31, 2013, compared to $18.6 million for year-ago period. The increase in gross profit for lease contracts consisted of a decrease from the Standard operations of $0.6 million, or 4.4% and an increase of $15.5 million from the Central operations. Gross profit percentage for lease contracts was 6.8% for the year ended December 31, 2013 compared to 7.4% for the year ago period. Gross profit lease contracts increases were primarily the result of new locations and acquisitions, partially offset by same locations. Gross profit lease contracts increases on same locations were primarily the result of increases in short-term and monthly parking revenue and a favorable health insurance dividend related to prior years.

        Gross profit—management contracts.    Gross profit for management contracts increased $50.0 million, or 56.4%, to $138.6 million for the year ended December 31, 2013, compared to $88.6 million in for the year-ago period. The increase in gross profit for management contracts consisted of a decrease from the Standard operations of $2.3 million, or 3.1%, and an increase of $52.3 million from Central operations. Gross profit percentage for management contracts increased to 39.9% for the year ended December 31, 2013, compared to 38.4 for the year-ago period. Gross profit for management contracts increases were primarily the result of new locations, acquisitions and conversions, offset by same locations and contract expirations. Gross profit management contracts decreases on same locations were primarily the result of increases in costs associated with reverse management contracts and the cost of providing management services. Gross profit percentage on same and new locations and contract expirations accounted for most of the decline on a percentage basis.

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

        General and administrative expenses.    General and administrative expenses increased $12.4 million, or 14.3%, to $98.9 million for year ended December 31, 2013, compared to $86.5 million for the year-ago period. This increase was primarily related to the addition of general and administrative expenses related to Central of $14.3 million partially offset by cost savings from process efficiencies and a reduction of merger and integration costs of $1.9 million.

        Interest expense.    Interest expense increased $10.4 million, or 120.9%, to $19.0 million for the year ended December 31, 2013, as compared to $8.6 million in the year-ago period. This increase resulted primarily from an increase in average borrowings.

        Interest income.    Interest income increased by $0.3 million, or 116.5%, to $0.6 million for the year ended December 31, 2013, as compared to $0.3 million in the year-ago period.

        Income tax expense.    For the year ended December 31, 2013, the Company recognized income tax expense of $8.8 million on pre-tax earnings of $23.6 million compared to a $3.6 million income tax benefit on a pre-tax loss of $1.2 million for the year ended December 31, 2012. Income tax expense is based on an effective tax rate of approximately 37.4% for the year ended December 31, 2013 compared to a benefit of approximately 290.5% for the year ended December 31, 2012. The decrease in the effective tax rate was primarily due to a recognized tax benefit as a result of the reversal of accrued uncertain tax positions that were recorded in previous periods.

Results of Operations

  Fiscal 2012 Compared to Fiscal 2011

        Segment revenue information is summarized as follows:

	Year Ended December 31,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	Amount	%
	(In millions)
Lease contract revenue:
New location	$3.3	$0.6	$0.0	$0.0	$3.3	$0.4	$0.2	$0.0	$10.1	$0.0	$0.0	$0.0	$16.9	$1.0	$15.9	1590.0%
Contract expirations	0.8	2.9	0.0	0.0	0.1	2.1	0.4	0.6	1.3	2.5	0.0	0.0	2.6	8.1	(5.5)	-67.9%
Same location	72.3	68.6	0.0	0.0	16.0	14.9	41.4	38.0	15.3	14.5	0.2	0.0	145.2	136.0	9.2	6.8%
Conversions	1.1	1.5	0.0	0.0	0.0	0.0	0.9	0.9	0.0	0.0	0.0	0.0	2.0	2.4	(0.4)	-16.7%
Acquisition	57.4	0.0	1.4	0.0	7.7	0.0	0.0	0.0	17.3	0.0	(0.1)	0.0	83.7	0.0	83.7	100.0%

Total lease contract revenue	$134.9	$73.6	$1.4	$0.0	$27.1	$17.4	$42.9	$39.5	$44.0	$17.0	$0.1	$0.0	$250.4	$147.5	$102.9	69.8%

Management contract revenue:
New location	$8.1	$1.8	$6.4	$0.1	$5.2	$1.6	$2.7	$0.9	$2.2	$0.8	$0.0	$0.0	$24.6	$5.2	$19.4	373.1%
Contract expirations	2.9	9.3	1.2	0.3	3.0	7.0	0.0	1.2	0.7	2.8	0.0	0.0	7.8	20.6	(12.8)	-62.1%
Same location	43.8	42.0	8.7	8.7	37.8	37.5	45.8	45.5	16.3	12.7	0.9	0.9	153.3	147.3	6.0	4.1%
Conversions	0.7	0.6	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.7	0.6	0.1	16.7%
Acquisition	13.7	0.0	5.4	0.0	5.4	0.0	13.0	0.0	7.6	0.0	(1.0)	0.0	44.1	0.0	44.1	100.0%

Total management contract revenue	$69.2	$53.7	$21.7	$9.1	$51.4	$46.1	$61.5	$47.6	$26.8	$16.3	$(0.1)	$0.9	$230.5	$173.7	$56.8	32.7%

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

        Segment cost of parking services information is summarized as follows:

	Year Ended December 31,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	Amount	%
	(In millions)
Cost of parking services lease contracts:
New location	$3.1	$0.6	$0.0	$0.0	$3.3	$0.4	$0.2	$0.0	$9.6	$0.0	$0.0	$0.0	$16.2	$1.0	$15.2	1520.0%
Contract expirations	0.8	2.9	0.0	0.0	0.1	2.0	0.4	0.7	1.2	2.2	0.0	0.0	2.5	7.8	(5.3)	-67.9%
Same location	68.1	63.2	0.0	0.0	14.2	13.3	38,5	35.3	14.3	13.6	(1.1)	(0.1)	134.0	125.3	8.7	6.9%
Conversions	1.0	1.6	0.0	0.0	0.0	0.0	0.8	0.8	0.0	0.0	0.0	0.0	1.8	2.4	(0.6)	-25.0%
Acquisition	56.3	0.0	1.4	0.0	7.3	0.0	0.1	0.0	13.7	0.0	(1.5)	0.0	77.3	0.0	77.3	100.0%

Total cost of parking services lease contracts	$129.3	$68.3	$1.4	$0.0	$24.9	$15.7	$40.0	$36.8	$38.8	$15.8	$(2.6)	$(0.1)	$231.8	$136.5	$95.3	69.8%

Cost of parking services management contracts:
New location	$4.7	$1.1	$5.4	$0.0	$3.1	$0.8	$3.1	$1.6	$0.9	$0.3	$0.0	$0.0	$17.2	$3.8	$13.4	352.6%
Contract expirations	1.5	5.4	0.9	0.4	1.6	4.1	0.0	1.0	1.0	1.3	0.0	0.0	5.0	12.2	(7.2)	-59.0%
Same location	20.6	18.7	6.8	6.9	21.4	20.6	30.6	30.1	10.3	6.6	(1.0)	(1.8)	88.7	81.1	7.6	9.4%
Conversions	0.1	0.1	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.1	0.1	0.0	0.0%
Acquisition	9.6	0.0	4.8	0.0	4.5	0.0	10.9	0.0	4.3	0.0	(3.2)	0.0	30.9	0.0	30.9	100.0%

Total cost of parking services management contracts	$36.5	$25.3	$17.9	$7.3	$30.6	$25.5	$44.6	$32.7	$16.5	$8.2	$(4.2)	$(1.8)	$141.9	$97.2	$44.7	46.0%

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

        Segment gross profit/gross profit percentage information is summarized as follows:

	Year Ended December 31,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	Amount	%
	(In millions)
Gross profit lease contracts:
New location	$0.2	$0.0	$0.0	$0.0	$0.0	$0.0	$0.0	$0.0	$0.5	$0.0	$0.0	$0.0	$0.7	$0.0	$0.7	0.0%
Contract expirations	0.0	0.0	0.0	0.0	0.0	0.1	0.0	(0.1)	0.1	0.3	0.0	0.0	0.1	0.3	(0.2)	-66.7%
Same location	4.2	5.4	0.0	0.0	1.8	1.6	2.9	2.7	1.0	0.9	1.3	0.1	11.2	10.7	0.5	4.7%
Conversions	0.1	(0.1)	0.0	0.0	0.0	0.0	0.1	0.1	0.0	0.0	0.0	0.0	0.2	0.0	0.2	0.0
Acquisition	1.1	0.0	0.0	0.0	0.4	0.0	(0.1)	0.0	3.6	0.0	1.4	0.0	6.4	0.0	6.4	100.0%

Total gross profit lease contracts	$5.6	$5.3	$0.0	$0.0	$2.2	$1.7	$2.9	$2.7	$5.2	$1.2	$2.7	$0.1	$18.6	$11.0	$7.6	69.1%

	(Percentages)
Gross profit percentage lease contracts:
New location	6.1%	0.0%	0.0	0.0	0.0	0.0	0.0	0.0	5.0%	0.0	0.0	0.0	4.1%	0.0%
Contract expirations	0.0%	0.0%	0.0	0.0	0.0	4.8%	0.0	-16.7%	0.0	12.0%	0.0	0.0	3.8%	3.7%
Same location	5.8%	7.9%	0.0	0.0	11.3%	10.7%	7.0%	7.1%	6.5%	6.2%	0.0	0.0	7.7%	7.9%
Conversions	9.1%	-6.7%	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	10.0%	0.0
Acquisition	1.9%	0.0	0.0	0.0	5.2%	0.0	0.0	0.0	20.8%	0.0	-1400.0%	0.0	7.6%	0.0

Total gross profit percentage	4.2%	7.2%	0.0	0.0	8.1%	9.8%	6.8%	6.8%	11.8%	7.1%	2700.0%	0.0	7.4%	7.5%

	(In millions)
Gross profit management contracts:
New location	$3.4	$0.7	$1.0	$0.1	$2.1	$0.8	$(0.4)	$(0.7)	$1.3	$0.5	$0.0	$0.0	$7.4	$1.4	$6.0	428.6%
Contract expirations	1.4	3.9	0.3	(0.1)	1.4	2.9	0.0	0.2	(0.3)	1.5	0.0	0.0	2.8	8.4	(5.6)	-66.7%
Same location	23.2	23.3	1.9	1.8	16.4	16.9	15.2	15.4	6.0	6.1	1.9	2.7	64.6	66.2	(1.6)	-2.4%
Conversions	0.6	0.5	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.6	0.5	0.1	20.0%
Acquisition	4.1	0.0	0.6	0.0	0.9	0.0	2.1	0.0	3.3	0.0	2.2	0.0	13.2	0.0	13.2	100.0%

Total gross profit management contracts	$32.7	$28.4	$3.8	$1.8	$20.8	$20.6	$16.9	$14.9	$10.3	$8.1	$4.1	$2.7	$88.6	$76.5	$12.1	15.8%

	(Percentages)
Gross profit percentage management contracts:
New location	42.0%	38.9%	15.6%	100.0%	40.4%	50.0%	-14.8%	-77.8%	59.1%	62.5%	0.0	0.0	30.1%	26.9%
Contract expirations	48.3%	41.9%	0.0	-33.3%	46.7%	41.4%	0.0	16.7%	-42.9%	53.6%	0.0	0.0	35.9%	40.8%
Same location	53.0%	55.5%	21.8%	20.7%	43.4%	45.1%	33.2%	33.8%	36.8%	48.0%	211.1%	300.0%	42.1%	44.9%
Conversions	85.7%	83.3%	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	85.7%	83.3%
Acquisition	29.9%	0.0	11.1%	0.0	16.7%	0.0	16.2%	0.0	43.4%	0.0	-220.0%	0.0	29.9%	0.0

Total gross profit percentage	47.3%	52.9%	17.5%	19.8%	40.5%	44.7%	27.5%	31.3%	38.4%	49.7%	-4100.0%	300.0%	38.4%	44.0%

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

        Income tax expense.    Income tax expense decreased $14.3 million, or 133.6%, to an income tax benefit of $3.6 million for the year ended December 31, 2012, as compared to $10.7 million of tax expense for the year ended December 31, 2011. Our effective tax rate was a benefit of 290.5% for the year ended December 31, 2012 and compared to an effective rate of 38.0% for the year ended December 31, 2011. The $3.6 million tax benefit was primarily due to the reversal of accrued uncertain tax positions that were recorded in previous periods.

Liquidity and Capital Resources

  General

        Our primary liquidity and capital resource requirements stem from the cost of our parking services, our capital expenditures, our income taxes, our share repurchases and our debt service. Our primary sources of liquidity have been parking services revenue and borrowings under our senior credit facility; and to a much lesser extent, cash from sales of non-core assets and miscellaneous revenues.

  Outstanding Indebtedness

        On December 31, 2013, we had total indebtedness of approximately $288.7 million, a decrease of $21.8 million from December 31, 2012. The $288.7 million includes:

  •
  $286.7 million under our Senior Credit Facility (as defined below); and

  •
  $2.0 million of other debt including capital lease obligations, obligations on seller notes and other indebtedness.

        We believe that our cash flow from operations, combined with additional borrowing capacity under our Senior Credit Facility, which amounted to $72.3 million at December 31, 2013, will be sufficient to enable us to pay our indebtedness, or to fund other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before their respective maturities. We believe that we will be able to refinance our indebtedness on commercially reasonable terms.

  Senior Credit Facility

        On October 2, 2012, pursuant to the terms of the Agreement and Plan of Merger dated February 28, 2012, we completed the Central Merger. Central stockholders received 6,161,332 shares of our common stock and we assumed $217.7 million of Central's debt net of cash acquired. Additionally, Central's former stockholders will be entitled to receive $27.0 million to be paid three years after closing, to the extent the $27.0 million is not used to satisfy seller indemnity obligations pursuant to the terms of the Agreement and Plan of Merger dated February 28, 2012.

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

        We drew down the entire amount of the term loan portion of the Senior Credit Facility and borrowed $72.8 million under the revolving credit facility in connection with the closing of the Central Merger. We used the proceeds from these borrowings to repay outstanding indebtedness of Standard and Central affiliates. The revolving credit facility has been and will also be used to pay costs and expenses related to the Central Merger and the related financing and to fund ongoing working capital and other general corporate purposes.

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

        Under the terms of the Credit Agreement, we are required to maintain a maximum consolidated total debt to EBITDA ratio of not greater than 4.5:1.0 (with certain step-downs described in the Credit

Agreement). In addition, we are required to maintain a minimum consolidated fixed charge coverage ratio of not less than 1.25:1.0 (with certain step-ups described in the Credit Agreement).

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

        Each of our wholly owned domestic subsidiaries (subject to certain exceptions set forth in the Credit Agreement) has guaranteed all existing and future indebtedness and liabilities of the other guarantors and SP Plus arising under the Credit Agreement.

        We were in compliance with all of our covenants as of December 31, 2013. We amended the covenants in November 2013 in connection with our restatement and based on the amendment, we will continue to treat the Bradley Agreement consistent with our prior accounting for purposes of the covenants.

        At December 31, 2013, we had $59.5 million of letters of credit outstanding under the Senior Credit Facility, borrowings against the senior credit facility aggregated $286.7 million and we had $72.3 million available under the senior credit facility.

  Interest Rate Swap Transactions

        On October 25, 2012, we entered into interest rate swap transactions (collectively, the "Interest Rate Swaps") with each of JPMorgan Chase Bank, Bank of America and PNC Bank, N.A. in an initial aggregate notional amount of $150.0 million (the "Notional Amount"). The Interest Rate Swaps have an effective date of October 31, 2012 and a termination date of September 30, 2017. The Interest Rate Swaps effectively fix the interest rate on an amount of variable interest rate borrowings under the Credit Agreement, originally equal to the Notional Amount at 0.7525% per annum plus the applicable margin rate for LIBOR loans under the Credit Agreement determined based upon our consolidated total debt to EBITDA ratio. The Notional Amount is subject to scheduled quarterly amortization that coincides with quarterly prepayments of principal under the Credit Agreement. These Interest Rate Swaps are classified as cash flow hedges, and we calculate the effectiveness of the hedge on a monthly basis, with any ineffective portion of the cash flow hedge being recognized in earnings as an increase of interest expense. As of December 31, 2013, no ineffective portion of the cash flow has been recognized in interest expense. The fair value of the Interest Rate Swaps at December 31, 2013 was a $0.8 million asset, and is included in the line item "Prepaid Expenses and Other". The fair value of Interest Rate Swaps at December 31, 2012 was a $0.8 million liability, and is included in the line item "Other long-term liabilities".

        We do not enter into derivative instruments for any purpose other than cash flow hedging purposes.

  Stock Repurchases

        In June 2011, our Board of Directors authorized us to repurchase shares of our common stock, on the open market, up to $20.0 million in aggregate and cancelled a prior authorization from 2008. There were no stock repurchases for the years ended December 31, 2013 and 2012. As of December 31, 2013, $12.5 million remained available for stock repurchases under the June 2011 authorization by the Board of Directors.

  Letters of Credit

        We had provided letters of credit totaling $50.2 million and $43.7 million to our casualty insurance carriers to collateralize our casualty insurance program as of December 31, 2013 and 2012, respectively.

        We had provided $9.3 million and $12.3 million in letters of credit to collateralize other obligations as of December 31, 2013 and 2012, respectively.

  Deficiency Payments

        Pursuant to our obligations with respect to the parking garage operations at Bradley International Airport, we are required to make certain deficiency payments for the benefit of the State of Connecticut and for holders of special facility revenue bonds. The deficiency payments represent contingent interest bearing advances to the trustee to cover operating cash flow requirements. As of December 31, 2013, we had made $14.6 million of cumulative deficiency payments to the trustee, net of reimbursements. Deficiency payments made are recorded as increases to cost parking services and the reimbursements are recorded as reductions to cost of parking services. We believe these advances to be fully recoverable and will recognize the principal, interest and premium payments related to these deficiency payments when they are received. We do not directly guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.

        We made deficiency payments (net of repayments received) of $0.1 million in the year ended December 31, 2013 compared to deficiency payments (net of repayments received) of $1.2 million made in the year ended December 31, 2012. We received $0.5 million in interest on deficiency repayments from the trustee in the year ended December 31, 2013 compared to $0.1 million in interest in the year ended December 31, 2012.

  Lease Commitments

        We have minimum lease commitments of $178.1 million for fiscal 2014. The leased properties generate sufficient cash flow to meet the base rent payment.

  Daily Cash Collections

        As a result of day-to-day activity at our parking locations, we collect significant amounts of cash. Lease contract revenue is generally deposited into our local bank accounts, with a portion remitted to our clients in the form of rental payments according to the terms of the leases. Under management contracts, some clients require us to deposit the daily receipts into one of our local bank accounts, with the cash in excess of our operating expenses and management fees remitted to the clients at negotiated intervals. Other clients require us to deposit the daily receipts into client designated bank accounts and the clients then reimburse us for operating expenses and pay our management fee subsequent to month-end. Some clients require segregated bank accounts for the receipts and disbursements at locations. Our working capital and liquidity may be adversely affected if a significant number of our clients require us to deposit all parking revenues into their respective accounts.

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

  Net Cash Provided by Operating Activities

        Our primary sources of funds are cash flows from operating activities and changes in operating assets and liabilities. Net cash provided by operating activities totaled $34.9 million for 2013, compared to $11.4 million for 2012. Cash provided during 2013 included $50.1 million from operations that was partially offset by changes in operating assets and liabilities that resulted in a use of $15.2 million. The net decrease in changes in operating assets and liabilities resulted primarily from; (i) a net increase in notes and accounts receivables and other assets of $6.9 million; (ii) a net decrease in accounts payable and accrued liabilities of $15.7 million, which primarily resulted from the timing on payments to our clients and new business that are under management contracts as described under "Daily Cash Collections" and a reduction in accrued merger and integration expenses related to the Central Merger; partially offset by (iii) a net decrease in prepaid assets of $7.4 million.

        Net cash provided by operating activities totaled $11.4 million for 2012, compared to $35.0 million for 2011. Cash provided during 2012 included $27.6 million from operations that was partially offset by changes in operating assets and liabilities that resulted in a use of $16.2 million. The net decrease in changes in operating assets and liabilities resulted primarily from; (i) a decrease in accrued liabilities of $21.8 million primarily related to Central which included a reversal of accrued uncertain tax positions of $12.3 million, and $10.7 million in reductions in accrued rents, payroll, property taxes and related benefits and casualty loss reserves; (ii) an increase in notes and accounts receivables of $6.0 million; (iii) an increase in accounts payable of $9.1 million which primarily resulted from the timing on payments to our clients and new business that are under management contracts as described under "Daily Cash Collections"; and (iv) a net decrease in prepaid and other assets of $2.5 million.

  Net Cash Used in Investing Activities

        Net cash provided by investing activities totaled $13.4 million in 2013 compared to $21.2 million used in 2012. Cash used in investing activities in 2013, included capital expenditures of $15.8 million for capital investments needed to secure and/or extend leased facilities and investments in IT projects, cost of contract purchased of $0.4 million and contingent payments for previously acquired businesses of $0.3 million, partially offset by proceeds from the sale of assets of $0.8 million and proceeds from sale of equity interest in land of $2.3 million.

        Net cash provided by investing activities totaled $21.2 million in 2012 compared to $5.3 million used in 2011. Cash provided in 2012 included $27.7 million from the merger with Central which was offset by $5.0 million for capital investments needed to secure and/or extend leased facilities, investment in information system enhancements and infrastructure, cost of contract purchases of $1.2 million and $0.3 million for contingent payments on previously acquired businesses.

  Net Cash Used in Financing Activities

        Net cash used in financing activities totaled $26.4 million in 2013 compared to $17.4 million in 2012. Cash used in financing activities for 2013 included contingent payments for businesses acquired of $0.5 million, net payments on Senior Credit Facility of $22.6 million, payments on notes payable and other long-term borrowings of $0.2 million, distributions to noncontrolling interests of $2.8 million, and payments on capital leases of $0.5 million, partially offset by the tax benefit on vesting of restricted stock units of $0.2 million.

        Net cash used in financing activities totaled $17.4 million in 2012 compared to 23.4 million in 2011.

        Cash used in financing activities for 2012 included $237.1 million for payment on Central's senior credit facility assumed from the Central Merger, $10.3 million in financing costs incurred on the new Senior Credit Facility, $12.6 million in payments on the net payments on former credit facility, $5.6 million in payments on the term loan facility (Senior Credit Facility), $2.1 million in earn-out payments, $0.9 million distributed to non-controlling interests, $0.5 million used for payments on capital leases, and $0.2 million used for payments on notes payable and other long-term borrowings. Cash provided consisted of $250.0 million in proceeds from the term loan (Senior Credit Facility),

$72.8 million from the new Senior Credit Facility, $0.5 million from the exercise of stock options and $0.5 million in excess tax benefits on vesting of stock option exercises.

  Cash and Cash Equivalents

        We had cash and cash equivalents of $23.2 million at December 31, 2013, compared to $28.5 million at December 31, 2012 and $13.2 million at December 31, 2011. The cash balances reflect our ability to utilize funds deposited into our local bank accounts. Availability, timing of deposits and the subsequent movement of cash into our corporate bank accounts may result in significant changes to our cash balances.

  Summary Disclosures about Contractual Obligations and Commercial Commitments

        The following summarizes certain of our contractual obligations at December 31, 2013 and the effect such obligations are expected to have on our liquidity and cash flow in future periods. The nature of our business is to manage parking facilities. As a result, we do not have significant short-term purchase obligations.

		Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(In thousands)
Long-term debt(1)	$292,219	$25,793	$266,409	$17	$—
Operating leases(2)	798,984	178,127	322,671	115,517	182,669
Other long-term liabilities(3)	69,468	28,819	31,145	3,036	6,468
Interest payments on long-term debt	37,764	11,411	26,353	—	—
Letters of credit(4)	59,498	—	59,498	—	—

Total	$1,257,933	$244,150	$706,076	$118,570	$189,137

(1)
Represents principal amounts. See Note I. of the notes to the consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data".

(2)
Represents minimum rental commitments, excluding contingent rent provisions under all non-cancelable leases.

(3)
Represents deferred compensation, customer deposits, insurance claims, obligation related to acquisitions and deferred partnership fees.

(4)
Represents aggregate amount of currently issued letters of credit at their maturities.

        In addition we made contingent payments for business acquired (earn-outs) of $0.3 million, $0.3 million and $0.3 million for each of the years ended 2013, 2012 and 2011, respectively. We made deficiency payments (net of repayments received) related to the Bradley Agreement of $0.1 million, $1.2 million and $1.3 million for the years ended 2013, 2012 and 2011, respectively. The above schedule includes $0.1 million of expected deficiency payments in the "less than one year" category, as these deficiency payments have met the criteria of both probable and estimable as of December 31, 2013.

  Critical Accounting Policies

        "Management's Discussion and Analysis of Financial Condition and Results of Operations" discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. We base these estimates and judgments on historic experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Certain accounting estimates are particularly sensitive because of their complexity and the possibility that future events affecting them may differ materially from our current judgments and estimates.

        This listing of critical accounting policies is not intended to be a comprehensive list of all of our accounting policies. Recent accounting pronouncements are included in Note A of the notes to the consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data". In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management's judgment regarding accounting policy. We believe the following critical accounting policies reflect significant accounting policies that may require a higher degree of judgment and estimation:

  Goodwill and Other Intangibles

        Goodwill represents the excess of purchase price paid over the fair value of net assets acquired. In accordance with the Financial Accounting Standards Board's ("FASB") authoritative accounting guidance on goodwill, we do not amortize goodwill but rather evaluate it for impairment on an annual basis, or more often if events or circumstances change that could cause goodwill to become impaired. We have elected to assess the impairment of goodwill annually on the first day of our fiscal fourth quarter, or at an interim date if there is an event or change in circumstances indicate the carrying value may not be recoverable. Factors that could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the use of acquired assets or our business strategy, and significant negative industry or economic trends.

        A multi-step impairment test is performed on goodwill. The Company has the option to evaluate various qualitative factors to determine the likelihood of impairment. If determined that it is more likely than not the fair value is less than the carrying value of a reporting unit, then the Company is required to perform Step 1. If the Company does not elect to perform a qualitative assessment, it can voluntarily proceed directly to Step 1. In Step 1, we perform a quantitative analysis to compare the fair value of the reporting unit to its carrying value including goodwill. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired, and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform Step 2 of the impairment test in order to determine the implied fair value of the reporting unit's goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.

        The goodwill impairment test is performed at the reporting unit level; the Company's reporting units represent our operating segments, which are comprised of our five operating regions. Management determines the fair value of each of its reporting units by using a discounted cash flow approach and a market approach using multiples of EBITDA of comparable companies to estimate market value. In addition, we compare our derived enterprise value on a consolidated basis to our market capitalization as of its test date to ensure its derived value approximates the market value of the Company when taken as a whole.

        In conducting our goodwill impairment quantitative assessment, we analyzed actual and projected growth trends of the reporting units, gross margin, operating expenses and EBITDA (which also includes forecasted five-year income statement and working capital projections, a market-based weighted average cost of capital and terminal values after five years). We also assess critical areas that may impact our business including economic conditions, market related exposures, competition, changes in product offerings and changes in key personnel. As part of the 2013 goodwill assessment, we engaged a third party to evaluate our reporting unit's fair values.

        The Company continue to perform a goodwill impairment test as required on an annual basis and on an interim basis, if certain conditions exist. Factors we consider important, which could result in changes to our estimates, include underperformance relative to historical or projected future operating results and declines in acquisitions and trading multiples. Due to the diverse customer base, we do not believe our future operating results will vary significantly relative to its historical and projected future operating results. However, future events may indicate differences from our judgments and estimates that could, in turn, result in impairment charges in the future. Future events that may result in impairment charges include increases in interest rates, which would impact discount rates, unfavorable economic conditions or other factors that could decrease revenues and profitability of existing locations and changes in the cost structure of existing facilities. Factors that could potentially have an unfavorable economic effect on our judgments and estimates include, among others: changes imposed by governmental and regulatory agencies, such as property condemnations and assessment of parking-related taxes; construction or other events that could change traffic patterns; and terrorism or other catastrophic events.

        Intangible assets with finite lives are amortized over their estimated useful lives and reviewed for impairment when circumstances change that would create a triggering event. Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. We evaluate the remaining useful life of the other intangible assets on a periodic basis to determine whether events or circumstances warrant a revision to the remaining useful life. Assumptions and estimates about future values and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors, such as changes in our business strategy and internal forecasts. Although management believes the historical assumptions and estimates are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results.

  Long-lived Assets

        The Company evaluates long-lived asset groups whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. Events or circumstances that would result in an impairment review primarily include a significant change in the use of an asset, or the planned sale or disposal of an asset. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset group. If it is determined to be impaired, the impairment recognized is measured by the amount by which the carrying value of the asset exceeds its fair value. The Company's estimates of future cash flows from such assets could be impacted if it underperforms relative to historical or projected future operating results.

        Assumptions and estimates used to determine cash flows in the evaluation of impairment and the fair values used to determine the impairment are subject to a degree of judgment and complexity. Any changes to the assumptions and estimates resulting from changes in actual results or market conditions from those anticipated may affect the carrying value of long-lived assets and could result in an impairment charge.

  Insurance Reserves

        We purchase comprehensive casualty insurance (including, without limitation, general liability, automobile liability, garage-keepers legal liability, worker's compensation and umbrella/excess liability insurance) covering certain claims that arise in connection with our operations. Under our various liability and workers' compensation insurance policies, we are obligated to pay directly or reimburse the insurance carrier for the first $250,000 of any loss (or, as of January 1, 2014, the first $500,000 of any loss in the case of our general liability or automobile or automobile liability policies). As a result, we are effectively self-insured for all claims up to these levels. It is our policy to record our self-insurance liabilities based on claims filed and an estimate of claims incurred but not yet reported. We utilize historical claims experience and actuarial methods which consider a number of factors to estimate our ultimate cost of losses incurred in determining the required level of insurance reserves and timing of expense recognition associated with claims against us. This determination requires the use of judgment in both the estimation of probability when determining the required insurance reserves and amount to be recognized as an expense. Future information regarding historical loss experience may require changes to the level of insurance reserves and could result in increased expense recognition in the future.

  Allowance for Doubtful Accounts

        We report accounts receivable, net of an allowance for doubtful accounts, to represent our estimate of the amount that ultimately will be realized in cash. In determining the adequacy of the allowance for doubtful accounts, we use historical collection trends, aging of receivables, and a review of specific accounts, and make adjustments in the allowance as necessary. Changes in economic conditions or other circumstances could have an impact on the collection of existing receivable balances or future allowance considerations.

  Income Taxes

        Income tax expense involves management judgment as to the ultimate resolution of any tax issues. Historically, our assessments of the ultimate resolution of tax issues have been reasonably accurate. The current open issues are not dissimilar from historical items.

        Deferred income taxes are computed using the asset and liability method, such that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial reporting amounts and the tax bases of existing assets and liabilities based on currently enacted tax laws and tax rates in effect for the periods in which these temporary differences are expected to reverse or be settled. Income tax expense is the tax payable for the period plus the change during the period in deferred income taxes. We have certain federal net operating loss carry forwards which expire in 2024. Our ability to fully utilize these net operating losses to offset taxable income is limited due to the change in ownership resulting from the initial public offering of our stock in 2004 (Internal Revenue Code, Section 382). We consider a number of factors in our assessment of the recoverability of our net operating loss carryforwards including their expiration dates, the limitations imposed due to the change in ownership as well as future projections of income. Future changes in our operating performance along with these considerations may significantly impact the amount of net operating losses ultimately recovered, and our assessment of their recoverability.

        When evaluating our tax positions, we account for uncertainty in income taxes in our consolidated financial statements. The evaluation of a tax position is a two-step process, the first step being recognition. We determine whether it is more-likely-than-not that a tax position will be sustained upon tax examination, including resolution of any related appeals or litigation, based on only the technical merits of the position. If a tax position does not meet the more-likely-than-not threshold, the benefit of that position is not recognized in our financial statements. The second step is measurement. The tax position is measured as the largest amount of benefit that is more-likely-than-not of being realized upon ultimate resolution with a taxing authority.

  Legal and Other Contingencies

        We are subject to litigation in the normal course of our business. The outcomes of legal proceedings and claims brought against us and other loss contingencies are subject to significant uncertainty. We accrue a charge against income when our management determines that it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. In addition, we accrue for the authoritative judgments or assertions made against us by government agencies at the time of their rendering regardless of our intent to appeal. In determining the appropriate loss contingencies, we consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss. We regularly evaluate current information available to us to determine whether an accrual should be established or adjusted. Estimating the probability that a loss will occur and estimating the amount of a loss or a range of loss involves significant estimation and judgment.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Interest Rates

        Our primary market risk exposure consists of risk related to changes in interest rates. We use the variable rate Senior Credit Facility, discussed previously, to finance our operations. This Senior Credit Facility exposes us to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases and conversely, if interest rates decrease, interest expense also decreases. We believe that it is prudent to limit our exposure to an increase in interest rates.

        On October 25, 2012, we entered into interest rate swap transactions (collectively, the "Interest Rate Swaps") with each of JPMorgan Chase Bank, Bank of America and PNC Bank, N.A. in an initial aggregate notional amount of $150.0 million (the "Notional Amount"). The Interest Rate Swaps have an effective date of October 31, 2012 and a termination date of September 30, 2017. The Interest Rate Swaps effectively fix the interest rate on an amount of variable interest rate borrowings under the Credit Agreement, originally equal to the Notional Amount at 0.7525% per annum plus the applicable margin rate for LIBOR loans under the Credit Agreement determined based upon SP Plus's consolidated total debt to EBITDA ratio. The Notional Amount is subject to scheduled quarterly amortization that coincides with quarterly prepayments of principal under the Credit Agreement. These Interest Rate Swaps are classified as cash flow hedges, and we calculate the effectiveness of the hedge on a monthly basis. The ineffective portion of the cash flow hedge is recognized in earnings as an increase of interest expense. For the year ended December 31, 2013 and 2012, no ineffective portion of the cash flow was recognized as interest expense. The fair value of the Interest Rate Swaps at December 31, 2013 was a $0.8 million asset, and is included in the line item "Other assets, net". The fair value of the Interest Rate Swaps at December 31, 2012 was a $0.8 million liability, and is included in the line item "Other long-term liabilities"

        We do not enter into derivative instruments for any purpose other than cash flow hedging purposes.

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

  Foreign Currency Risk

        Our exposure to foreign exchange risk is minimal. All foreign investments are denominated in U.S. dollars, with the exception of Canada. We had approximately $0.4 million of Canadian dollar denominated cash instruments at December 31, 2013, and approximately $0.3 million of Canadian dollar denominated debt instruments at December 31, 2013. We do not hold any hedging instruments related to foreign currency transactions. We monitor foreign currency positions and may enter into certain hedging instruments in the future should we determine that exposure to foreign exchange risk has increased.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements and related notes and schedules required by this Item are incorporated into this Form 10-K and set forth in Part IV, Item 15 herein.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

        Prior to the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Corporate Controller, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (the "Evaluation") at a reasonable assurance level as of the last day of the period covered by this Report.

        Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act") as controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Corporate Controller, to allow timely decisions regarding required disclosures.

        It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions, regardless of how remote.

        Based upon the Evaluation, our Chief Executive Officer, Chief Financial Officer and Corporate Controller concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2013.

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

        Prior to the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, our management assessed the effectiveness of our internal control over financial reporting as of the last day of the period covered by the report. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (1992 Framework). Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

        Ernst & Young LLP has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting.

(c)   Changes in Internal Control Over Financial Reporting

        During the last fiscal quarter, we implemented internal control procedures to address a previously identified material weakness related to a design deficiency in our controls over the application of complex technical accounting standards for deficiency payments and our historical accounting treatment of an account receivable pursuant to the Bradley Agreement. These internal controls included (i) enhanced procedures to review lease and management agreements for provisions that may include contingencies and may require us to make future deficiency payments and (ii) review of reconciliations and related analysis for those lease and management agreements that contain contingent provisions and the potential to make deficiency payments, by the appropriate levels of management. After completing our testing of the design and operating effectiveness of these new procedures, we have concluded that we have remediated the previously identified material weakness as of December 31, 2013.

        Except for the item listed above, there have been no significant changes in our internal controls over financial reporting or any other factors that could significantly affect these controls during the quarter ended December 31, 2013.

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

        We have adopted a code of ethics as part of our compliance program. The code of ethics applies to our chief executive officer (Principal Executive Officer), chief financial officer (Principal Financial Officer) and corporate controller (Principal Accounting Officer). In addition we have adopted a code of business conduct that applies to all of our officers and employees. Any amendments to, or waivers from, our code of ethics will be posted on our website www.spplus.com. A copy of these codes of conduct and ethics will be provided to you without charge upon request to investor_relations@spplus.com.

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)
  Financial Statements and Schedules

1.     Financial Statements

2.     Financial Statement Schedule

        The following financial statement schedule is included in this report and should be read in conjunction with the financial statements and Report of Independent Registered Public Accounting Firm referred to above.

Schedule II—Valuation and Qualifying Accounts	111

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of SP Plus Corporation

        We have audited the accompanying consolidated balance sheets of SP Plus Corporation and subsidiaries (formerly known as Standard Parking Corporation), (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SP Plus Corporation and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SP Plus Corporation and subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated March 13, 2014, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
March 13, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of SP Plus Corporation

        We have audited SP Plus Corporation and subsidiaries' (formerly known as Standard Parking Corporation) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). SP Plus Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, SP Plus Corporation and subsidiaries has maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SP Plus Corporation and subsidiaries as of December 31, 2013, and 2012, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013 of SP Plus Corporation and subsidiaries, and our report dated March 13, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
March 13, 2014

SP PLUS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	($ In thousands, except for share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$23,158	$28,450
Notes and accounts receivable, net	115,126	111,498
Prepaid expenses and other	20,645	27,823
Deferred taxes	10,317	15,265

Total current assets	169,246	183,036
Leasehold improvements, equipment, land and construction in progress, net	44,885	40,402
Other assets:
Advances and deposits	7,149	8,540
Other intangible assets, net	106,222	122,631
Favorable acquired lease contracts	60,034	74,713
Other assets, net	24,574	22,260
Cost of contracts, net	10,762	14,215
Goodwill	439,503	439,486

	648,244	681,845

Total assets	$862,375	$905,283

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$115,493	$129,034
Accrued rent	17,397	11,444
Compensation and payroll withholdings	28,955	34,562
Property, payroll and other taxes	11,803	11,740
Accrued insurance	23,473	27,972
Accrued expenses	20,722	23,582
Current portion of long-term debt obligations	24,632	21,837

Total current liabilities	242,475	260,171
Deferred taxes	17,348	19,079
Long-term borrowings, excluding current portion:
Obligations under senior credit facility	263,457	286,727
Other long-term debt obligations	577	1,995

	264,034	288,722
Unfavorable acquired lease contracts	74,130	92,225
Other long-term liabilities	60,677	58,086
Stockholders' equity:
Preferred Stock, par value $0.01 per share; 5,000,000 shares authorized as of December 31, 2013 and 2012; no shares issued	—	—
Common stock, par value $.001 per share; 50,000,000 shares authorized as of December 31, 2013, and 2012; 21,977,311 and 21,870,770 shares issued and outstanding as of December 31, 2013, and 2012, respectively	22	22
Additional paid-in capital	240,665	236,375
Accumulated other comprehensive (loss) income	118	(381)
Accumulated deficit	(37,679)	(49,768)

Total SP Plus Corporation stockholders' equity	203,126	186,248
Noncontrolling interest	585	752

Total equity	203,711	187,000

Total liabilities and stockholders' equity	$862,375	$905,283

See Notes to Consolidated Financial Statements.

SP PLUS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2013	2012	2011
	($ In thousands, except for share and per share data)
Parking services revenue:
Lease contracts	$489,575	$250,355	$147,510
Management contracts	347,346	230,501	173,725
Reimbursed management contract revenue	629,878	473,082	408,427

Total revenue	1,466,799	953,938	729,662
Costs and expenses:
Cost of parking services:
Lease contracts	456,090	231,781	136,494
Management contracts	208,730	141,949	97,186
Reimbursed management contract expense	629,878	473,082	408,427

Total cost of parking services	1,294,698	846,812	642,107
Gross profit:
Lease contracts	33,485	18,574	11,016
Management contracts	138,616	88,552	76,539

Total gross profit	172,101	107,126	87,555
General and administrative expenses(1)	98,931	86,540	48,297
Depreciation and amortization	31,193	13,513	6,618

Operating income	41,977	7,073	32,640
Other expenses (income):
Interest expense	19,034	8,616	4,691
Interest income	(643)	(297)	(227)

Total other expenses (income)	18,391	8,319	4,464
Income (loss) before income taxes	23,586	(1,246)	28,176
Income tax expense (benefit)	8,821	(3,620)	10,700

Net income	14,765	2,374	17,476
Less: Net income attributable to noncontrolling interest	2,676	1,034	378

Net income attributable to SP Plus Corporation	$12,089	$1,340	$17,098

Common stock data:
Net income per common share:
Basic	$0.55	$0.08	$1.09
Diluted	$0.54	$0.08	$1.07
Weighted average shares outstanding:
Basic	21,902,870	17,179,606	15,703,595
Diluted	22,249,584	17,490,204	16,047,879

(1)
Non-cash stock based compensation expense of $4,227, $2,103 and $2,451 for the years ended December 31, 2013, 2012 and 2011, respectively, is included in general and administrative expenses.

See Notes to Consolidated Financial Statements.

SP PLUS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Net income	$14,765	$2,374	$17,476
Other comprehensive income (expense)	499	(63)	(421)

Comprehensive income	$15,264	$2,311	17,055
Less: comprehensive income attributable to noncontrolling interest	2,676	1,034	378

Comprehensive income attributable to SP Plus Corporation	$12,588	$1,277	$16,677

SP PLUS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock			Accumulated Other Comprehensive
	Number of Shares	Par Value	Additional Paid-In Capital		Accumulated Deficit	Noncontrolling Interest
				Income (Loss)			Total
	($ In thousands, except for share and per share data)
Balance (deficit) at December 31, 2010	15,775,645	$16	$97,291	$103	$(68,206)	$(75)	$29,129
Net income					17,098	378	17,476
Foreign currency translation adjustments				(390)			(390)
Cash flow hedge				(31)			(31)
Repurchase of common stock	(461,512)	(1)	(7,543)				(7,544)
Proceeds from exercise of stock options	68,322	—	217				217
Issuance of stock grants	14,009	—	245				245
Vested restricted stock units	68,400	—	—				—
Non-cash stock-based compensation related to restricted stock units			2,206				2,206
Tax benefit from exercise of stock options			246				246
Distribution to noncontrolling interest						(388)	(388)

Balance (deficit) at December 31, 2011	15,464,864	$15	$92,662	$(318)	$(51,108)	$(85)	$41,166
Net income					1,340	1,034	2,374
Foreign currency translation adjustments				2			2
Cash flow hedge				(65)			(65)
Shares issued—Central Merger	6,161,332	7	140,719				140,726
Exercise of stock options	81,023	—	526				526
Issuance of stock grants	8,751	—	165				165
Vested restricted stock units	154,800	—	—				—
Non-cash stock-based compensation related to restricted stock units			1,857				1,857
Tax benefit from exercise of stock options			446				446
Purchase of Central shares of noncontrolling interest						677	677
Distribution to noncontrolling interest						(874)	(874)

Balance (deficit) at December 31, 2012	21,870,770	$22	$236,375	$(381)	$(49,768)	$752	$187,000
Net income					12,089	2,676	14,765
Foreign currency translation adjustments				(463)			(463)
Cash flow hedge				962			962
Proceeds from exercise of stock options
Issuance of stock grants	15,576
Vested restricted stock units	90,965
Non-cash stock-based compensation related to restricted stock units			4,092				4,092
Tax benefit from vesting of restricted stock units			198				198
Distribution to noncontrolliing interest						(2,843)	(2,843)

Balance (deficit) at December 31, 2013	21,977,311	$22	$240,665	$118	$(37,679)	$585	$203,711

See Notes to Consolidated Financial Statements.

SP PLUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	($ In thousands, except for share and per share data)
Operating activities
Net income	$14,765	$2,374	$17,476
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,595	15,201	6,671
Net (accretion) amortization of acquired of acquired lease contracts	(4,298)	(609)	—
(Gain) loss on sale of equipment	1,597	80	32
(Gain) loss on sale of equity interest in land	(1,191)	—	—
Amortization of debt issuance costs	1,402	870	638
Amortization of original discount on borrowings	1,284	341	—
Non-cash stock-based compensation	4,227	2,103	2,451
Provision for losses on accounts receivable	189	420	201
Excess tax benefit related to vesting of restricted stock units	(198)	(445)	(246)
Deferred income taxes	2,741	7,231	2,434
Changes in operating assets and liabilities:
Notes and accounts receivable	(3,817)	(5,995)	5,432
Prepaid assets	7,376	(1,446)	(154)
Other assets	(3,124)	3,981	(1,389)
Accounts payable	(13,541)	9,091	763
Accrued liabilities	(2,114)	(21,793)	640

Net cash provided by operating activities	34,893	11,404	34,949
Investing activities
Purchase of leasehold improvements and equipment	(15,734)	(5,024)	(4,150)
Proceeds from sale of equipment	776	30	116
Proceeds from sale of equity interest in land	2,322	—	—
Acquisitions of business, net of cash acquired	—	27,736	14
Cost of contracts purchased	(361)	(1,172)	(932)
Capitalized interest	(17)	(12)	(43)
Contingent payments for businesses acquired	(347)	(332)	(262)

Net cash provided by (used in) investing activities	(13,361)	21,226	(5,257)
Financing activities
Proceeds from exercise of stock options	—	526	217
Repurchase of common stock	—	—	(7,544)
Contingent payments for businesses acquired	(542)	(2,073)	—
Payments on senior credit facility revolver (Senior Credit Facility)	(491,565)	(71,800)	—
Proceeds from senior credit facility revolver (Senior Credit Facility)	491,515	72,790	—
Payment on senior credit facility of Central Parking (related to Central Merger)	—	(237,143)	—
Proceeds from term loan (Senior Credit Facility)/(related to Central Merger)	—	250,000	—
Payments on term loan (Senior Credit Facility)	(22,500)	(5,625)	—
Net payments on former senior credit facility	—	(12,590)	(15,200)
Payment on notes payable	(40)	(40)	—
Payments on other long-term borrowings	(154)	(145)	(136)
Distribution to noncontrolling interest	(2,843)	(874)	(388)
Payments of debt issuance costs and original discount on borrowings	—	(10,332)	(30)
Payments on capital leases	(430)	(542)	(553)
Tax benefit related to vesting of restricted stock units	198	445	246

Net cash used in financing activities	(26,361)	(17,403)	(23,388)
Effect of exchange rate changes on cash and cash equivalents	(463)	3	(389)

Increase (decrease) in cash and cash equivalents	(5,292)	15,230	5,915
Cash and cash equivalents at beginning of year	28,450	13,220	7,305

Cash and cash equivalents at end of year	$23,158	$28,450	$13,220

Cash paid for:
Interest	$16,324	$18,715	$4,015
Income taxes	1,331	3,651	7,507
Non-cash transactions:
Fair value of shares issued to acquire Central Parking common stock	$—	$140,726	—

See Notes to Consolidated Financial Statements.

SP PLUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2013, 2012 and 2011

($ In thousands except share and per share data)

Note A. Significant Accounting Policies and Practices

The Company

        Effective December 2, 2013, Standard Parking Corporation changed its name to SP Plus Corporation. The name change was effected through a short-form merger pursuant to Section 253 of the Delaware General Corporation Law (the "DGCL") by merging a newly formed wholly owned subsidiary of the Company into the Company, with the Company remaining as the surviving corporation in the merger. Under the DGCL, the merger did not require stockholder approval and had the sole effect of amending its certificate of incorporation to reflect its new legal name.

        The Company provides parking management, ground transportation and other ancillary services to commercial, institutional and municipal clients in the United States, Puerto Rico and Canada. Its services include a comprehensive set of on-site parking management and ground transportation services, which consist of training, scheduling and supervising all service personnel as well as providing customer service, marketing, maintenance, security and accounting and revenue control functions necessary to facilitate the operation of clients' parking facilities. The Company also provides a range of ancillary services such as airport shuttle operations, valet services, taxi and livery dispatch services and municipal meter revenue collection and enforcement services.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and variable interest entities in which the Company is the primary beneficiary. Noncontrolling interest recorded in the consolidated statement of income is the interest in consolidated variable interest entities not controlled by the Company. The Company has ownership interests in thirty-eight partnerships, joint ventures or similar arrangements which operate parking facilities. Twenty-nine are Variable Interest Entities (VIE) and nine are voting interest model entities where the Company's ownership ranges from 20-50% and it does not control the entities.

        The Company consolidates those VIEs where it is the primary beneficiary and accounts for voting interest entities that it does not control using the equity method of accounting. The assets and liabilities of the VIEs are not material to the Company's Consolidated Balance Sheets. All significant intercompany profits, transactions and balances have been eliminated in consolidation.

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

SP PLUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2013, 2012 and 2011

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

Reclassifications

        Certain reclassifications, having no effect on the consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of equity, consolidated statements of cash flows, earnings per share, total assets, or total liabilities have been made to the previously issued consolidated balance sheets to conform to the current period's presentation of the Company's consolidated financial statements. Specifically, prior year current liability amounts for unfavorable acquired lease contracts were reclassified to long-term liabilities to conform to the Company's presentation of favorable acquired lease contracts. See also Note R. Domestic and Foreign Operations for additional information on the reclassification of segment revenues and segment financial results to reflect our changed internal reporting.

Cash and Cash Equivalents

        Cash equivalents represent funds temporarily invested in money market instruments with maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value.

Allowance for Doubtful Accounts

        Accounts receivable, net of the allowance for doubtful accounts, represents the Company's estimate of the amount that ultimately will be realized in cash. Management reviews the adequacy of its allowance for doubtful accounts on an ongoing basis, using historical collection trends, aging of receivables, and a review of specific accounts, and makes adjustments in the allowance as necessary. Changes in economic conditions or other circumstances could have an impact on the collection of existing receivable balances or future allowance considerations. As of December 31, 2013 and 2012, the Company's allowance for doubtful accounts was $695 and $506, respectively.

Leasehold Improvements, Equipment, Land and Construction in Progress, net

        Leasehold improvements, equipment, software, vehicles, and other fixed assets are stated at cost less accumulated depreciation and amortization. Equipment is depreciated on the straight-line basis over the estimated useful lives ranging from 2 to 10 years. Expenditures for major renewals and improvements that extend the useful life of property and equipment are capitalized. Leasehold improvements are amortized on the straight-line basis over the terms of the respective leases or the service lives of the improvements, whichever is shorter (weighted average of approximately 10 years).

        Certain costs associated with directly obtaining, developing or upgrading internal-use software are capitalized and amortized over the estimated useful life of software.

SP PLUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2013, 2012 and 2011

($ In thousands except share and per share data)

Note A. Significant Accounting Policies and Practices (Continued)

Cost of Contracts

        Cost of contracts represents the cost of obtaining contractual rights associated with providing parking services at a managed or leased facility. Cost of parking contracts are amortized over the estimated life of the contracts, including anticipated renewals and terminations. Estimated lives are based on the contract life or anticipated lives that are consistent with underlying valuation analysis used in determining the fair value as of the date of acquiring.

Goodwill and Other Intangibles

        Goodwill represents the excess of purchase price paid over the fair value of net assets acquired. In accordance with the Financial Accounting Standards Board's ("FASB") authoritative accounting guidance on goodwill, the Compnay does not amortize goodwill but rather evaluates it for impairment on an annual basis, or more often if events or circumstances change that could cause goodwill to become impaired. The Company has elected to assess the impairment of goodwill annually on the first day of its fiscal fourth quarter, or at an interim date if there is an event or change in circumstances indicate the carrying value may not be recoverable. Factors that could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the use of acquired assets or its business strategy, and significant negative industry or economic trends.

        A multi-step impairment test is performed on goodwill. The Company has the option to evaluate various qualitative factors to determine the likelihood of impairment. If determined that it is more likely than not the fair value is less than the carrying value of a reporting unit, then the Company is required to perform Step 1. If the Company does not elect to perform a qualitative assessment, it can voluntarily proceed directly to Step 1. In Step 1, the Company performs a quantitative analysis to compare the fair value of the reporting unit to its carrying value including goodwill. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired, and the Company's is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform Step 2 of the impairment test in order to determine the implied fair value of the reporting unit's goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference.

        The goodwill impairment test is performed at the reporting unit level; the Company's reporting units represent its operating segments, which are comprised of its five operating regions. Management determines the fair value of each of its reporting units by using a discounted cash flow approach and a market approach using multiples of EBITDA of comparable companies to estimate market value. In addition, the Company compares its derived enterprise value on a consolidated basis to the Company's market capitalization as of its test date to ensure its derived value approximates the market value of the Company when taken as a whole.

        In conducting its goodwill impairment quantitative assessment, the Company analyzed actual and projected growth trends of the reporting units, gross margin, operating expenses and EBITDA (which also includes forecasted five-year income statement and working capital projections, a market-based

SP PLUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2013, 2012 and 2011

($ In thousands except share and per share data)

Note A. Significant Accounting Policies and Practices (Continued)

weighted average cost of capital and terminal values after five years). The Company also assesses critical areas that may impact its business including economic conditions, market related exposures, competition, changes in product offerings and changes in key personnel. As part of the 2013 goodwill assessment, the Company engaged a third party to evaluate its reporting unit's fair values.

        The Company will continue to perform a goodwill impairment test as required on an annual basis and on an interim basis, if certain conditions exist. Factors the Company considers important, which could result in changes to its estimates, include underperformance relative to historical or projected future operating results and declines in acquisitions and trading multiples. Due to the broad customer base, the Company does not believe its future operating results will vary significantly relative to its historical and projected future operating results. However, future events may indicate differences from its judgments and estimates which could, in turn, result in impairment charges in the future. Future events that may result in impairment charges include increases in interest rates, which would impact discount rates, unfavorable economic conditions or other factors which could decrease revenues and profitability of existing locations and changes in the cost structure of existing facilities. Factors that could potentially have an unfavorable economic effect on its judgments and estimates include, among others: changes imposed by governmental and regulatory agencies, such as property condemnations and assessment of parking-related taxes; construction or other events that could change traffic patterns; and terrorism or other catastrophic events.

        Intangible assets with finite lives are amortized over their estimated useful lives and reviewed for impairment when circumstances change that would create a triggering event. Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. The Company evaluates the remaining useful life of the other intangible assets on a periodic basis to determine whether events or circumstances warrant a revision to the remaining useful life. Assumptions and estimates about future values and remaining useful lives of its intangible and other long-lived assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors, such as changes in its business strategy and internal forecasts. Although management believes the historical assumptions and estimates are reasonable and appropriate, different assumptions and estimates could materially impact its reported financial results.

Long-Lived Assets

        The Company evaluates long-lived asset groups whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. Events or circumstances that would result in an impairment review primarily include a significant change in the use of an asset, or the planned sale or disposal of an asset. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset group. If it is determined to be impaired, the impairment recognized is measured by the amount by which the carrying value of the asset exceeds its fair value. The Company's estimates of future cash flows from such assets could be impacted if it underperforms relative to historical or projected future operating results.

SP PLUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2013, 2012 and 2011

($ In thousands except share and per share data)

Note A. Significant Accounting Policies and Practices (Continued)

        Assumptions and estimates used to determine cash flows in the evaluation of impairment and the fair values used to determine the impairment are subject to a degree of judgment and complexity. Any changes to the assumptions and estimates resulting from changes in actual results or market conditions from those anticipated may affect the carrying value of long-lived assets and could result in an impairment charge.

Debt Issuance Costs

        The costs of obtaining financing are capitalized and amortized as interest expense over the term of the respective financing using the effective interest method. Debt issuance costs of $3,890 and $5,149 at December 31, 2013 and 2012, respectively, are included in other assets in the consolidated balance sheets and are reflected net of accumulated amortization of $6,078 and $4,594, respectively. Amortization expense related to debt issuance costs and included in interest expense was $1,484, $1,211 and $638 at December 31, 2013, 2012 and 2011, respectively.

Financial Instruments

        The carrying values of cash, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these financial instruments. Book overdrafts of $29,310 and $37,678 are included within accounts payable as of December 31, 2013, and 2012, respectively. Long-term debt has a carrying value that approximates fair value because these instruments bear interest at variable market rates.

Insurance Reserves

        The Company purchases comprehensive casualty insurance covering certain claims that arise in connection with its operations. In addition, the Company purchases umbrella/excess liability coverage. The Company's various liability insurance policies have deductibles or a self-insured retention limit of up to $250 that must be met before the insurance companies are required to pay directly or reimburse the Company for costs incurred relating to covered claims. As a result, the Company is, in effect, self-insured for all claims up to these levels. The Company applies the provisions as defined in the guidance related to accounting for contingencies, in determining the timing and amount of expense recognition associated with claims against the Company. The expense recognition is based upon the Company's determination of an unfavorable outcome of a claim being deemed as probable and capable of being reasonably estimated, as defined in the guidance related to accounting for contingencies. This determination requires the use of judgment in both the estimation of probability and the amount to be recognized as an expense. The Company utilizes historical claims experience along with regular input from third party insurance advisors in determining the required level of insurance reserves. Future information regarding historical loss experience may require changes to the level of insurance reserves and could result in increased expense recognition in the future.

SP PLUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2013, 2012 and 2011

($ In thousands except share and per share data)

Note A. Significant Accounting Policies and Practices (Continued)

Legal and Other Contingencies

        The Company is subject to litigation in the normal course of its business. The Company applies the provisions as defined in the guidance related to accounting for contingencies in determining the recognition and measurement of expense recognition associated with legal claims against the Company. Management uses guidance from internal and external legal counsel on the potential outcome of litigation in determining the need to record liabilities for potential losses and the disclosure of pending legal claims.

        Certain lease contracts acquired in the Central Merger include provisions allocating to the Company responsibility for all structural repairs required on the property, including repairs arising as a result of ordinary wear and tear. The Company may incur costs for certain structural repair obligations in 2014 and future years, the Company is unable to estimate an amount or range of estimated liability for these repairs in any particular year or in the aggregate. As a result, the company has not recognized a liability for these costs in the accompanying consolidated financial statements. Additionally, the applicable indemnity pursuant to the Agreement and Plan of Merger dated February 12, 2012, and further discussed in Note B. Acquisitions, may not cover all such obligations, and there will be timing differences between our payments to satisfy these obligations and our receipt of indemnification thereof, and some indemnification obligations may be satisfied through the surrender of shares of our common stock.

Interest Rate Swaps

        October 25, 2012, the Company entered into Interest Rate Swap transactions (collectively, the "Interest Rate Swaps") with each of JPMorgan Chase Bank, N.A. ("JPMorgan Chase Bank"), Bank of America, N.A. ("Bank of America") and PNC Bank, N.A. in an initial aggregate Notional Amount of $150,000 (the "Notional Amount"). The Interest Rate Swaps have an effective date of October 31, 2012 and a termination date of September 30, 2017. The Interest Rate Swaps effectively fix the interest rate on an amount of variable interest rate borrowings under the Credit Agreement ("the Credit Agreement"), originally equal to the Notional Amount at 0.7525% per annum plus the applicable margin rate for LIBOR loans under the Credit Agreement determined based upon the Company's consolidated total debt to EBITDA ratio. The Notional Amount is subject to scheduled quarterly amortization that coincides with quarterly prepayments of principal under the Credit Agreement. These Interest Rate Swaps are classified as cash flow hedges, and the Company calculates the effectiveness of the hedge on a monthly basis. The ineffective portion of the cash flow hedge is recognized in earnings as an increase of interest expense. As of December 31, 2013, no ineffective portion of cash flow hedges has been recognized in interest expense.

        The Company does not enter into derivative instruments for any purpose other than cash flow hedging purposes.

Parking Services Revenue

        The Company's revenues are primarily derived from leased locations, managed properties and the providing of ancillary services, such as accounting, payments received for exercising termination rights,

SP PLUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2013, 2012 and 2011

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

Reimbursed Management Contract Revenue and Expense

        The Company recognizes as both revenues and expenses, in equal amounts, costs incurred by the Company that are directly reimbursed from its management clients. The Company has determined it is the principal in these transactions, as defined in Accounting Standard Codification (ASC) 605-45 Principal Agent Considerations, based on the indicators of gross revenue reporting. As the principal, the Company is the primary obligor in the arrangement, have latitude in establishing price, discretion in supplier selection, and the Company assumes credit risk.

Advertising Costs

        Advertising costs are expensed as incurred and are included in general and administrative expenses. Advertising expenses aggregated $971, $796 and $317 for 2013, 2012 and 2011, respectively.

Stock-Based Compensation

        Share based payments to employees including grants of employee stock options and restricted stock units are measured at the grant date, based on the estimated fair value of the award, and the related expense is recognized over the requisite employee service period (generally the vesting period) for awards expected to vest (considering estimated forfeitures).

Income Taxes

        Income tax expense involves management judgment as to the ultimate resolution of any tax issues. Historically, our assessments of the ultimate resolution of tax issues have been reasonably accurate. The current open issues are not dissimilar from historical items.

        Deferred income taxes are computed using the asset and liability method, such that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial reporting amounts and the tax bases of existing assets and liabilities based on currently enacted tax laws and tax rates in effect for the periods in which these temporary differences

SP PLUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2013, 2012 and 2011

($ In thousands except share and per share data)

Note A. Significant Accounting Policies and Practices (Continued)

are expected to reverse or settled. Income tax expense is the tax payable for the period plus the change during the period in deferred income taxes. We have certain federal net operating loss carry forwards which expire in 2024. Our ability to fully utilize these net operating losses to offset taxable income is limited due to the change in ownership resulting from the initial public offering of our stock in 2004 (Internal Revenue Code, Section 382). We consider a number of factors in our assessment of the recoverability of our net operating loss carryforwards including their expiration dates, the limitations imposed due to the change in ownership as well as future projections of income. Future changes in our operating performance along with these considerations may significantly impact the amount of net operating losses ultimately recovered, and our assessment of their recoverability.

        When evaluating our tax positions, we account for uncertainty in income taxes in our consolidated financial statements. The evaluation of a tax position is a two-step process, the first step being recognition. We determine whether it is more-likely-than-not that a tax position will be sustained upon tax examination, including resolution of any related appeals or litigation, based on only the technical merits of the position. If a tax position does not meet the more-likely-than-not threshold, the benefit of that position is not recognized in our financial statements. The second step is measurement. The tax position is measured as the largest amount of benefit that is more-likely-than-not of being realized upon ultimate resolution with a taxing authority.

Recent Accounting Pronouncements

  Adopted Accounting Pronouncements

        On July 27, 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2012-02, "Intangibles—Goodwill and Other (Topic 350)". ASU-2012-02 allows an entity the option to make a qualitative evaluation to determine whether the existence of events and circumstances indicate that it is more likely than not the indefinite-lived intangible asset is impaired thus requiring the entity to perform quantitative impairment tests in accordance with ASC 350-30. The ASU also amends previous guidance by expanding upon the examples of events and circumstances that an entity should consider when making the qualitative evaluation. The adoption of this guidance did not have an impact on the Company's financial position, results of operations or cash flows.

        In January 2013, the FASB issued ASU No. 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". This update provides clarification on the disclosure requirements related to recognized derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and lending transactions. This update is effective for annual reporting periods and corresponding interim periods beginning on or after January 1, 2013, and retrospective application is required. The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.

        In March 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income". ASU No. 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Additionally, an entity is required to present, either on the face

SP PLUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2013, 2012 and 2011

($ In thousands except share and per share data)

Note A. Significant Accounting Policies and Practices (Continued)

of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The guidance does not change the items reported in other comprehensive income or when an item of other comprehensive income is reclassified to net income. The company adopted the provisions of ASU No. 2013-02 on December 30, 2012. As this guidance only revises the presentation of comprehensive income, there was no impact to the Company's financial position, results of operations or cash flows.

  Accounting Pronouncements to be Adopted

        In December 2011, the Financial Accounting Standards Board ("FASB") issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This update requires additional disclosures about offsetting and related arrangements on assets and liabilities to enable users of financial statements to understand the effect of such arrangements on an entity's financial position as reported. This amendment is effective for fiscal 2014, and adoption of this standard will only affect the footnote disclosures within consolidated financial statements. Once adopted, these disclosure provisions will apply retrospectively for all comparative periods presented. Although the Company is still evaluating the impact of this guidance, the Company does not believe that its adoption will have a material effect on the Company's financial position, results of operations or cash flows but could impact financial statement disclosures.

        In July 2013, the FASB issued Accounting Standards Update ("ASU") No. 2013-11, "Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" to eliminate diversity in practice. Under this ASU, an unrecognized tax benefit, or a portion of an unrecognized tax benefit that exists at the reporting date, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if certain criteria are met. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013 with early adoption permitted. The Company does not believe the adoption of this ASU will have a material impact on its financial statements.

Note B. Acquisitions

        On October 2, 2012 ("Closing Date"), the Company completed its acquisition (the "Central Merger" or "Merger") of 100% of the outstanding common shares of KCPC Holdings, Inc., which was the ultimate parent of Central Parking Corporation ("Central") for 6,161,332 shares of Company common stock and the assumption of approximately $217,675 of Central's debt net of cash acquired. Additionally, Central's former stockholders will be entitled to receive cash consideration of $27,000 to be paid three years after closing, to the extent the $27,000 is not used to satisfy seller indemnity obligations pursuant to the Agreement and Plan of Merger dated February 12, 2012. The Company financed the acquisition through additional borrowings under the Senior Credit Facility (defined in Note I. Borrowing Arrangements).

        Pursuant to the Central Merger agreement, the Company is entitled to indemnification from former stockholders of KCPC if and to the extent Central's combined net debt and the absolute value

SP PLUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2013, 2012 and 2011

($ In thousands except share and per share data)

Note B. Acquisitions (Continued)

of Central's working capital (as determined in accordance with the Merger Agreement) (the "Net Debt Working Capital") exceeded $285,000 as of September 30, 2012 and for certain defined adverse consequences (net) that are indemnified pursuant to the Agreement and Plan Merger dated February 12, 2012. The Net Debt Working Capital was $298,386 as of September 30, 2012 and, accordingly, the Net Debt Working Capital exceeded the threshold by $13,386. Additionally, the Company has reduced the cash consideration payable in three years by $5,817 for the sellers' indemnification of certain defined adverse consequences. The Company has given the former stockholders of KCPC notice regarding indemnification matters in early 2013 and has made subsequent adjustments for known matters since that date.

Central Net Debt Working Capital at September 30, 2012 as defined in the Merger Agreement	$(298,386)
Threshold	285,000

Excess over the threshold	(13,386)
Indemnification of certain defined adverse consequences, net	(5,817)
Cash consideration payable in three years	27,000

Settled cash consideration	$7,797

Present value of cash consideration as of December 31, 2013	$6,332
Present value of cash consideration at the acquisition date	$8,943

        Accordingly, the fair value of the final consideration transferred to acquire all of Central's outstanding stock at the acquisition date is as follows:

Stock consideration	$140,726
Present value of cash consideration to be issued as of December 31, 2013	6,332

Total consideration transferred	$147,058

        The Company incurred certain acquisition and integration costs associated with the transaction that were expensed as incurred and are reflected in the Consolidated Statements of Income. The Company recognized $10,918 and $28,036 of these costs in its Consolidated Statement of Income for the years ended December 31, 2013 and 2012, respectively, in General and Administrative Expenses. The Company incurred costs of $10,332 in 2012 related to obtaining the Credit Agreement. Of the total costs of $10,332, $5,149 was recognized as debt issuance costs and has been included in "Other assets, net" and $5,183 was recognized as a discount to borrowings. The entire cost is being amortized using the effective interest method to interest expense over the term of the loan.

        The acquisition has been accounted for using the acquisition method of accounting (in accordance with the provisions of ASC 805, Business Combinations) which requires, among other things, that most assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.

        The purchase price has been allocated based on the estimated fair value of net assets acquired and liabilities assumed at the date of the acquisition. The Company has finalized the purchase price allocation, which resulted in revision to the previously reported preliminary amounts. The revisions to the purchase price allocation were applied retrospectively back to the date of the acquisition.

SP PLUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2013, 2012 and 2011

($ In thousands except share and per share data)

Note B. Acquisitions (Continued)

        The following table summarizes the fair values of the assets acquired and liabilities assumed in the acquisition as previously reported based on the preliminary allocation and as finalized:

	Preliminary amounts(a)	Purchase Price Accounting Adjustment	Amounts as finalized
Net current liabilities	$(28,041)	$2,597	$(25,444)
Leasehold improvements, equipment, land and construction in progress, net	24,154	627	24,781
Identified intangible assets:
Management contracts	81,000	—	81,000
Favorable lease contracts	51,650	28,585	80,235
Trade name / trademarks	14,900	(5,800)	9,100
Existing technology	34,000	—	34,000
Non-competition agreements	2,600	—	2,600
Other noncurrent assets	17,748	—	17,748
Long-term debt	(237,223)	—	(237,223)
Unfavorable lease contracts	(69,316)	(32,360)	(101,676)
Other noncurrent liabilities	(19,523)	—	(19,523)
Net long term deferred tax liability	(24,516)	1,988	(22,528)

Net (liabilities assumed)	(152,567)	(4,363)	(156,930)
Goodwill	302,236	4,363	306,599

Total fair value of consideration transferred at acquisition date	$149,669	$—	$149,669

(a)
These amounts reflect the reclassification of net long term deferred tax liabilities of $24,434 from net current liabilities to net long term deferred tax liability.

        The acquired management contracts are being amortized over a weighted average life of 16 years. The favorable and unfavorable acquired lease contracts are being amortized over a weighted average life of 10.1 and 8.9 years, respectively. The trade names and trademarks are being amortized over 4.0 years. The non-compete agreements are being amortized over primarily 1.0 year. The existing technology is being amortized over 4.5 years. See Note F, Other Intangible Assets, net and Note G, Favorable and Unfavorable Lease Contracts for amortization and accretion of the intangible assets and liabilities.

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

SP PLUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2013, 2012 and 2011

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

(1)
Includes amortization and depreciation related to identifiable intangible and tangible assets of $5,944 and acquisition and integration costs of $10,007.

        The following unaudited pro forma consolidated results of operations for 2012 and 2011 assume that the acquisition of Central was completed as of January 1, 2011:

	2012	2011
Revenue, excluding reimbursed management contract revenue	$880,062	$866,513

Net loss from continuing operations attributable to SP Plus stockholders	$(26,889)	$(7,534)

Earnings per share from continuing operations attributable to SP Plus stockholders
Basic	$(1.23)	$(0.34)
Diluted	$(1.23)	$(0.34)

        The Company has assumed a 42% combined statutory federal and state tax rate when estimating the tax effects of the adjustments to the unaudited pro forma combined statements of income.

Note C. Net Income Per Common Share

        Basic net income per common share is computed by dividing net income attributable to SP Plus Corporation by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is based upon the weighted average number of shares of common stock outstanding at period end, consisting of incremental shares assumed to be issued upon exercise of stock options and the incremental shares assumed to be issued under performance share and restricted stock unit arrangements, using the treasury-stock method.

SP PLUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2013, 2012 and 2011

($ In thousands except share and per share data)

Note C. Net Income Per Common Share (Continued)

        A reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding is as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands except for share and per share data)
Net income attributable to SP Plus Corporation	$12,089	$1,340	$17,098

Basic weighted average common shares outstanding	21,902,870	17,179,606	15,703,595
Dilutive impact of share-based awards	346,714	310,598	344,284

Diluted weighted average common shares outstanding	22,249,584	17,490,204	16,047,879

Net income per common share:
Basic	$0.55	$0.08	$1.09
Diluted	$0.54	$0.08	$1.07

        There were no potential shares of common stock attributable to stock options excluded from net income per common share calculation because their effect would be anti-dilutive.

Note D. Leasehold Improvements, Equipment, Land and Construction in Progress, net

        Leasehold improvements, equipment, and construction in progress and related accumulated depreciation and amortization is as follows:

		December 31
	Ranges of Estimated Useful Life	2013	2012
Equipment	2 - 5 Years	$30,563	$28,498
Software	3 - 10 Years	19,063	15,031
Vehicles	4 Years	8,075	9,353
Other	10 Years	282	367
Leasehold improvements	Shorter of lease term or economic life up to 10 years	18,642	17,920
Construction in progress		5,212	2,086

		81,837	73,255
Less accumulated depreciation and amortization		(38,202)	(35,152)

		43,635	38,103
Land		1,250	2,299

Leasehold improvements, equipment, land and construction in progress, net		$44,885	$40,402

SP PLUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2013, 2012 and 2011

($ In thousands except share and per share data)

Note D. Leasehold Improvements, Equipment, Land and Construction in Progress, net (Continued)

        Assets acquired in the Central Merger were recorded at fair value as of the acquisition date, and subsequent capital asset additions are recorded at cost, which includes interest on significant projects. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated useful lives or over the terms of the respective leases, whichever is shorter, and depreciated principally on the straight-line basis. The costs and accumulated depreciation of assets sold or disposed of are removed from the accounts and the resulting gain or loss is reflected in earnings. Plant and equipment are reviewed for impairment when conditions indicate an impairment or future impairment; the assets are either written down or the useful life is adjusted to the remaining period of usefulness.

        Depreciation expense was $10,403, $6,672 and $4,167 in 2013, 2012 and 2011, respectively. Depreciation includes losses on abandonments of leasehold improvements and equipment of $1,614, $80 and $31 in 2013, 2012 and 2011, respectively. During the fourth quarter 2013, we sold our equity interest in land for $2,322 and recognized a gain on sale of $1,191.

Note E. Cost of Contracts, net

        Cost of contracts, net is comprised of the following:

	December 31,
	2013	2012
Cost of contracts	$25,607	$26,599
Accumulated amortization	(14,845)	(12,384)

Cost of contracts, net	$10,762	$14,215

        The expected future amortization of cost of contracts is as follows:

Cost of Contract
2014	2,355
2015	1,967
2016	1,789
2017	1,677
2018	1,437
2019 and Thereafter	1,537

Total	$10,762

        Amortization expense related to cost of contracts was $2,788, $3,142 and $2,275 for the years ended December 31, 2013, 2012 and 2011, respectively. During 2013, 2012 and 2011, there was no additional amortization expense recorded relating to losses of contracts that were previously capitalized. The weighted average useful life was 9.6 years, 9.5 years and 9.7 years as of December 31, 2013, 2012 and 2011, respectively.

SP PLUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2013, 2012 and 2011

($ In thousands except share and per share data)

Note F. Other Intangible assets, net

        The following presents a summary of other intangible assets:

	December 31,
	2013	2012
Covenant not to compete	$933	$3,533
Trade names and trademarks	9,820	9,820
Proprietary know how	34,650	34,650
Management contract rights	81,000	81,000
Accumulated amortization	(20,181)	(6,372)

Intangible assets, net	$106,222	$122,631

        Amortization expense related to intangible assets included in depreciation and amortization was $16,812, $4,024 and $260 for the years ended December 31, 2013, 2012 and 2011, respectively.

        Noncompete agreements are being amortized over primarily 1.0 year. Proprietary know-how is being amortized over and estimated useful life of 4.5 years. Trade names and trademarks are being amortized over an estimated useful life of 4.0 years. Management contracts are being amortized over the contract term, including renewals and terminations, and has a weighted average life of 16 years.

        The expected future amortization of intangible assets is as follows:

Intangible asset amortization
2014	$15,171
2015	15,137
2016	14,569
2017	7,196
2018	5,306
2019 and Thereafter	48,844

Total	$106,223

Note G. Favorable and Unfavorable Acquired Lease Contracts

        Favorable and unfavorable lease contracts represent the acquired fair value of lease contracts in connection with the Central Merger. Favorable and unfavorable acquired lease contracts are being amortized over the contract term, including anticipated renewals and terminations and has a weighted average life of 10.1 and 8.9 years, respectively.

SP PLUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2013, 2012 and 2011

($ In thousands except share and per share data)

Note G. Favorable and Unfavorable Acquired Lease Contracts (Continued)

        The following presents a summary of favorable and unfavorable lease contracts:

	Favorable		(Unfavorable)
	December 31,		December 31,
	2013	2012	2013	2012
Acquired fair value of lease contracts	$77,621	$80,235	$(92,093)	$(98,290)
Accumulated (amortization) accretion	(17,587)	(5,522)	17,963	6,065

Total acquired fair value of lease contracts, net	60,034	74,713	(74,130)	(92,225)

        Amortization for lease contracts, net of unfavorable lease contracts was $4,298 and $609 for the years ended December 31, 2013 and 2012, respectively, and is a reduction to cost of parking services-lease contract. There is no amortization for lease contracts included in cost of parking services for lease contracts for the year ended December 31, 2011.

        The expected future amortization (accretion) of lease contract rights is as follows:

	Favorable	(Unfavorable)	Favorable (Unfavorable) Net
2014	$11,739	$(12,301)	$(562)
2015	9,649	(11,061)	(1,412)
2016	8,559	(10,312)	(1,753)
2017	6,506	(9,117)	(2,611)
2018	4,059	(7,394)	(3,335)
2019 and Thereafter	19,522	(23,945)	(4,423)

Total	$60,034	$(74,130)	$(14,096)

Note H. Fair Value Measurement

Fair value measurements-recurring basis

        In determining fair value, the Company uses various valuation approaches within the fair value measurement framework. Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability.

        Applicable accounting literature establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The fair value hierarchy is based on observable or unobservable inputs to valuation techniques that are used to measure fair value. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity's pricing based

SP PLUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2013, 2012 and 2011

($ In thousands except share and per share data)

Note H. Fair Value Measurement (Continued)

upon its own market assumptions. Applicable accounting literature defines levels within the hierarchy based on the reliability of inputs as follows:

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

        The following table sets forth the Company's financial assets and liabilities measured at fair value on a recurring basis and the basis of measurement at December 31, 2013 and 2012:

	Fair Value Measurement at December 31, 2013			Fair Value Measurement at December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Prepaid expenses and other
Interest rate swap	—	$824	—	—	—	—
Liabilities:
Accrued expenses
Contingent acquisition consideration	—	—	$1,374	—	—	$1,316
Other long term liabilities
Interest rate swap	—	—	—	—	$794	—
Contingent acquisition consideration	—	—	$163	—	—	$2,008

        We seek to minimize our risks from interest rate fluctuations through the use of interest rate swap contracts and hedge only exposures in the ordinary course of business. Interest rate swaps are used to manage interest rate risk associated with our floating rate debt. We account for our derivative instruments at fair value provided we meet certain documentary and analytical requirements to qualify for hedge accounting treatment. Hedge accounting creates the potential for a Consolidated Statement of Operations match between the changes in fair values of derivatives and the changes in cost of the associated underlying transactions, in this case interest expense. Derivatives held by us are designated as hedges of specific exposures at inception, with an expectation that changes in the fair value will essentially offset the change in the underlying exposure. Discontinuance of hedge accounting is required whenever it is subsequently determined that an underlying transaction is not going to occur, with any gains or losses recognized in the Consolidated Statement of Operations at such time, with any subsequent changes in fair value recognized currently in earnings. Fair values of derivatives are determined based on quoted prices for similar contracts. The effective portion of the change in fair value of the interest rate swap is reported in accumulated other comprehensive income, a component

SP PLUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2013, 2012 and 2011

($ In thousands except share and per share data)

Note H. Fair Value Measurement (Continued)

of stockholders' equity, and is being recognized as an adjustment to interest expense or other (expense) income, respectively, over the same period the related expenses are recognized in earnings. Ineffectiveness would occur when changes in the market value of the hedged transactions are not completely offset by changes in the market value of the derivative and the those related gains and losses on derivatives representing hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized currently in earnings when incurred. No ineffectiveness was recognized during 2013, 2012 or 2011.

        The significant inputs used to derive the fair value of the contingent acquisition consideration include financial forecasts of future operating results, the probability of reaching the forecast and the associated discount rate. The weighted average probability of the contingent acquisition consideration ranges from 20% to 50%, with a weighted average discount rate of 7%.

        The following table provides a reconciliation of the beginning and ending balances for the contingent consideration liability measured at fair value using significant unobservable inputs (Level 3):

Due to Seller
Balance at December 31, 2010	$(6,807)
Increase related to new acquisitions	—
Payment of contingent consideration	—
Change in fair value	309

Balance at December 31, 2011	(6,498)
Increase related to new acquisitions	—
Payment of contingent consideration	2,202
Change in fair value	972

Balance at December 31, 2012	(3,324)
Increase related to new acquisitions	—
Payment of contingent consideration	896
Change in fair value	891

Balance at December 31, 2013	$(1,537)

        For the year ended December 31, 2013, 2012 and 2011, the Company recognized a benefit of $891, $972 and $309, respectively, in general and administrative expenses in the statement of income due to the change in fair value measurements using a level three valuation technique. These adjustments were the result of using revised forecasts to operating results, updates to the probability of achieving the revised forecasts and updated fair value measurements that revised the Company's contingent consideration obligations related to the purchase of these businesses.

SP PLUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2013, 2012 and 2011

($ In thousands except share and per share data)

Note H. Fair Value Measurement (Continued)

Nonrecurring Fair Value Measurements

        Certain assets are measured at fair value on a nonrecurring basis; that is, the assets are measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). Non-financial assets such as goodwill, intangible assets, and leasehold improvements, equipment land and construction in progress are subsequently measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment is recognized. The Company assesses the impairment of intangible assets annually or whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. The fair value of its goodwill and intangible assets is not estimated if there is no change in events or circumstances that indicate the carrying amount of an intangible asset may not be recoverable. The Company has not recorded impairment charges related to its business acquisitions. The purchase price of business acquisitions is primarily allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition dates, with the excess recorded as goodwill. The Company utilizes Level 3 inputs in the determination of the initial fair value.

Financial instruments not measured at fair value

        The following table presents the carrying amounts and estimated fair values of financial instruments not measured at fair value in the Consolidated Balance Sheet at December 31, 2013 and 2012:

	2013		2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Cash and cash equivalents	$23,158	$23,158	$28,450	$28,450
Long-term debt—
Senior credit facility, net of discount	(286,672)	(286,672)	(307,939)	(307,939)
Other obligations	$(1,994)	$(1,994)	$(2,620)	$(2,620)

        The carrying value of cash and cash equivalents approximates their fair value due to the short-term nature of these financial instruments and would be classified as a Level 1. The fair value of the Senior Credit Facility and Obligations on seller notes and other obligations were estimated to not be materially different from the carrying amount and are generally measured using a discounted cash flow analysis based on current market interest rates for similar types of financial instruments and would be classified as a Level 2.

SP PLUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2013, 2012 and 2011

($ In thousands except share and per share data)

Note I. Borrowing Arrangements

        Long-term borrowings, in order of preference, consisted of the following:

		Amount Outstanding
	Maturity Date	December 31, 2013	December 31, 2012
	(In thousands)
Senior credit facility, net of discount	October 2, 2017	$286,672	$307,939
Other obligations	Various	1,994	2,620

Total debt		288,666	310,559
Less current portion		24,632	21,837

Total long-term debt		$264,034	$288,722

        Aggregate minimum principal maturities of long-term debt for the fiscal years following December 31, 2013, are as follows:

2014	$25,793
2015	30,175
2016	32,061
2017	204,173
Thereafter	17

Total debt	292,219
Less: Current portion, including debt discount	24,632
Less: Discount on debt	3,553

Total long-term portion, including debt discount	$264,034

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

        Pursuant to the terms, and subject to the conditions, of the Credit Agreement, the Lenders have made available to the Company a secured Senior Credit Facility (the "Senior Credit Facility") that permits aggregate borrowings of $450,000 consisting of (i) a revolving credit facility of up to $200,000 at any time outstanding, which includes a letter of credit facility that is limited to $100,000 at any time outstanding, and (ii) a term loan facility of $250,000. The Senior Credit Facility matures on October 2, 2017.

        The Company drew down the entire amount of the term loan portion of the Senior Credit Facility and borrowed $72,800 under the revolving credit facility in connection with the closing of the Central

SP PLUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2013, 2012 and 2011

($ In thousands except share and per share data)

Note I. Borrowing Arrangements (Continued)

Merger. The proceeds from these borrowings were used by the Company to repay outstanding indebtedness of the Company and Central, and will also be used to pay costs and expenses related to the Merger and the related financing and fund ongoing working capital and other general corporate purposes.

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

        Under the terms of the Credit Agreement, the Company is required to maintain a maximum consolidated total debt to EBITDA ratio of not greater than 4.5:1.0 (with certain step-downs described in the Credit Agreement). In addition, the Company is required to maintain a minimum consolidated fixed charge coverage ratio of not less than 1.25:1.0 (with certain step-ups described in the Credit Agreement).

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

        The Company is in compliance with all of its covenants as of December 31, 2013.

        The weighted average interest rate on our Senior Credit Facility was 3.7% and 3.7% at both periods ending at December 31, 2013 and 2012. The rate includes all outstanding LIBOR contracts, cash flow hedge effectiveness effect and letters of credit. The weighted average interest rate on

SP PLUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2013, 2012 and 2011

($ In thousands except share and per share data)

Note I. Borrowing Arrangements (Continued)

outstanding borrowings, not including letters of credit, was 3.8% and 3.9%, respectively, at December 31, 2013 and December 31, 2012.

        At December 31, 2013, the Company had $59,498 of letters of credit outstanding under the Senior Credit Facility, borrowings against the Senior Credit Facility aggregated $290,225 (excluding debt discount of $3,553), and the Company had $72,303 available under the senior credit facility. The Company has entered into various financing agreements, which were used for the purchase of equipment.

        The Company acquired Subordinated Convertible Debentures ("Convertible Debentures") as a result of the acquisition of Central. The subordinated debenture holders have the right to redeem the Convertible Debentures for $19.18 cash per share upon their stated maturity (April 1, 2028) or upon acceleration or earlier repayment of the Convertible Debentures. There were no redemptions during the years ended December 31, 2013 and 2012. Approximately $1,254 (redemption value) Convertible Debentures remain outstanding at both December 31, 2013 and 2012.

Note J. Accumulated Other Comprehensive Income (Loss)

        The components of accumulated other comprehensive income (loss) is comprised of unrealized gains (losses) on cash flow hedges and foreign currency translation adjustments. The components of changes in accumulated comprehensive income (loss), net of taxes, were as follows:

	Foreign Currency Translation Adjustments	Effective Portion of Unrealized Gain (Loss) on Derivative	Total Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2010	$483	$(380)	$103
Change in other comprehensive income (loss)	(390)	(31)	(421)

Balance as of December 31, 2011	93	(411)	(318)
Change in other comprehensive income (loss)	2	(65)	(63)

Balance as of December 31, 2012	95	(476)	(381)
Change in other comprehensive income (loss)	(463)	962	499

Balance as of December 31, 2013	$(368)	$486	$118

SP PLUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2013, 2012 and 2011

($ In thousands except share and per share data)

Note K. Income Taxes

        For financial reporting purposes, income before taxes includes the following components:

	2013	2012	2011
United States	$21,365	$(1,468)	$27,152
Foreign	2,221	222	1,024

Total	$23,586	$(1,246)	$28,176

        The components of income tax expense (benefit) for the years ended December 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Current provision:
U.S. federal	$3,183	$748	$6,202
Foreign	734	233	292
State	2,162	(11,830)	1,678

Total current	6,079	(10,849)	8,172
Deferred provision:
U.S. federal	2,301	6,069	2,547
Foreign	(91)	(11)	5
State	532	1,171	(24)

Total deferred	2,742	7,229	2,528

Income tax expense (benefit)	$8,821	$(3,620)	$10,700

        Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax

SP PLUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2013, 2012 and 2011

($ In thousands except share and per share data)

Note K. Income Taxes (Continued)

purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2013 and 2012 are as follows:

	2013	2012
Deferred tax assets:
Net operating loss carry forwards	$21,621	$28,054
Accrued expenses	32,665	33,276
Accrued compensation	10,033	10,551
Book over tax cost unfavorable lease contracts	37,758	36,339
Other	129	169

Gross deferred tax assets	102,206	108,389
Less: valuation allowance	(21,340)	(25,299)

Total deferred tax asset	80,866	83,090

Deferred tax liabilities:
Prepaid expenses	(450)	(516)
Undistributed foreign earnings	(1,065)	(1,144)
Tax over book depreciation and amortization	(20,586)	(3,047)
Tax over book goodwill amortization	(28,713)	(27,496)
Tax over book cost favorable contracts	(31,824)	(43,417)
Other	(5,259)	(11,284)

Total deferred tax liabilities	(87,897)	(86,904)

Net deferred tax liability	$(7,031)	$(3,814)

        Amounts recognized on the balance sheet consist of:

	2013	2012
Deferred tax asset, current	$10,317	$15,265
Deferred tax (liability), long term	(17,348)	(19,079)

Net deferred tax liability	$(7,031)	$(3,814)

        The accounting guidance for accounting for income taxes requires that the Company assess the realizability of deferred tax assets at each reporting period. These assessments generally consider several factors including the reversal of existing temporary differences, projected future taxable income, and potential tax planning strategies. The Company has valuation allowances totaling $21,340 and $25,299, respectively, at December 31, 2013 and 2012 primarily related to our state Net Operating Loss carryforwards ("NOLs") and state tax credit that the Company believes are not likely to be realized based on upon its estimates of future taxable income, limitations on the use of its state NOLs, and the carryforward life over which the state tax benefit is realized.

        At December 31, 2013, the Company had $2,486 of gross federal NOLs, which will expire in 2024. As a result of the initial public offering completed in June of 2004, an ownership change occurred

SP PLUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2013, 2012 and 2011

($ In thousands except share and per share data)

Note K. Income Taxes (Continued)

under Internal Revenue Code Section 382, which limits its ability to use pre-change NOLs to reduce future taxable income. Additionally, a second ownership change occurred in May 2009, however, since the fair market value of the Company's shares were significantly higher than at the time of the initial public offering, there was no change in the applicable Section 382 limitation that limits its ability to utilize pre-change NOLs.

        The Company has $19,999 of tax-effected state net operating loss carryforwards as of December 31, 2013, which will expire in the years 2014 through 2028. As noted above, the utilization of the state net operating loss carryforwards of the Company are limited due to the ownership change in June 2004 and are also limited due to the Central Merger. The Company has $113 of tax-effected foreign net operating loss carryforwards related to its Canadian subsidiary.

        Since 2005, the Company has treated its investment in its Canadian subsidiary as non-permanent in duration and provided taxes on the undistributed Canadian earnings. As of December 31, 2013, the Company treats approximately $1,600 of Canadian earnings as permanently reinvested to meet the Canadian subsidiary's working capital requirements. The amount of tax that may be payable on the distribution of such earnings to the United States is approximately $612. Generally, such amounts will become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. The Company has provided taxes for the remaining undistributed earnings of its Canadian subsidiary in excess of the permanently reinvested amount. The Company is treating its cumulative earnings of $3,852 in its Puerto Rico subsidiary as permanent in duration to satisfy current working capital requirements. The amount of tax that may be payable on a distribution of such earnings to the United States is $1,599.

        A reconciliation of the Company's reported income tax provision (benefit) to the amount computed by multiplying book income / (loss) before income taxes by the statutory United States federal income tax rate is as follows:

	2013	2012	2011
Tax at statutory rate	$8,255	$(436)	$9,861
Permanent differences	844	4,534	572
State taxes, net of federal benefit	1,397	1,086	1,067
Effect of foreign tax rates	49	8	(71)
Uncertain tax positions	—	(8,104)	—
Current year adjustment to deferred taxes	3,960	—	—
Recognition of tax credits	(1,699)	(432)	(903)
Other	(25)	(276)	174

	12,781	(3,620)	10,700
Change in valuation allowance	(3,960)	—	—

Income tax (benefit) expense	$8,821	$(3,620)	$10,700

        Taxes paid, which are for United States federal income tax, certain state income taxes, and foreign income taxes were $1,331, $3,651 and $7,507 in 2013, 2012 and 2011, respectively.

SP PLUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2013, 2012 and 2011

($ In thousands except share and per share data)

Note K. Income Taxes (Continued)

        As of December 31, 2013, the Company has not identified any uncertain tax positions that would have a material impact on the Company's financial position. As a result of the Central Merger, the Company recorded $6,780, plus accrued interest of $5,328 and penalties of $678, for a state uncertain tax position as part of the opening balance sheet. Due to the lapsing of the statute of limitations for this position in the fourth quarter 2012, the Company decreased its uncertain tax position for the full amount of the liability previously established and reversed the previously accrued interest. As a result, the Company does not have any uncertain tax positions recorded as of December 31, 2013.

        The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	2013	2012	2011
Unrecognized tax benefits—January 1,	—	—	—
Gross adjustments—Central Merger	—	6,780	—
Gross increases—tax positions in prior period	—	—	—
Gross decreases—tax positions in prior period	—	—	—
Gross increases—tax positions in current period	—	—	—
Settlement	—	—	—
Lapse of statute of limitations	—	(6,780)	—

Unrecognized tax benefits—December 31,	—	—	—

        The Company recognizes potential interest and penalties related to uncertain tax positions, if any, in income tax expense.

        The tax years that remain subject to examination for the Company's major tax jurisdictions at December 31, 2013 are shown below:

2009 - 2013	United States—federal income tax
2007 - 2013	United States—state and local income tax
2010 - 2013	Foreign—Canada and Puerto Rico

Note L. Benefit Plans

        The Company offers deferred compensation arrangements for certain key executives. Subject to their continued employment by the Company, certain employees are offered supplemental pension arrangements in which the employees will receive a defined monthly benefit upon attaining age 65. At December 31, 2013 and 2012, the Company has accrued $3,710 and $3,669, respectively, representing the present value of the future benefit payments. Expenses related to these plans amounted to $145, $486, and $311 in 2013, 2012 and 2011, respectively.

        As a result of the Central Merger, the Company has agreements with certain former key executives that provide for aggregate annual payments ranging from $32 to $144 per year for periods ranging from 10 years to life, beginning when the executive retires or upon death or disability. Under certain conditions, the amount of deferred benefits can be reduced. Life insurance contracts with a face value of approximately $6,986 as of December 31, 2013 have been purchased to fund, as necessary, the

SP PLUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2013, 2012 and 2011

($ In thousands except share and per share data)

Note L. Benefit Plans (Continued)

benefits under these agreements. The cash surrender value of the life insurance contracts is approximately $993 and $700 at December 31, 2013 and 2012, respectively, and classified in non-current assets and included in Other assets, net. The plan is a non-qualified plan and is not subject to ERISA funding requirements. Compensation costs for the years ended December 31, 2013 and 2012 was $565 and $855, respectively. The Company had recorded a liability in other long-term liabilities of $3,586 and $3,942 associated with these agreements as of December 31, 2013 and 2012, respectively.

        The Company sponsors savings and retirement plan whereby the participants may elect to contribute a portion of their compensation to the plan. The plans are qualified defined contribution plans 401(K). For the Standard plan, the Company contributes an amount in cash or other property as a Company match equal to 50% of the first 4% of contributions as they occur. For the Central Plan, the Company will match an amount equal to 100% of the participant's contributions up to 3% of compensation and 50% of the participant's contributions exceeding 3% but not to exceed 5% of compensation. Expenses related to these plans amounted to $1,764, $893, and $988 in 2013, 2012 and 2011, respectively. The two plans merged effective January 1, 2014.

        The Company also offers a non-qualified deferred compensation plan to those employees whose participation in its 401(k) plan is limited by statute or regulation. This plan allows certain employees to defer a portion of their compensation, limited to a maximum of $50 per year, to be paid to the participants upon separation of employment or distribution date selected by employee. To support the non-qualified deferred compensation plan, the Company has elected to purchase Company Owned Life Insurance ("COLI") policies on certain plan participants. The cash surrender value of the COLI policies is designed to provide a source for funding the the non-qualified deferred compensation liability. As of December 31, 2013 and 2012, the cash surrender value of the COLI policies is $8,151 and $5,620, respectively and is included in other non-current assets on the Consolidated Balance Sheet. The liability for the non-qualified deferred compensation plan is included in other long-term liabilities on the Consolidated Balance Sheet and was $9,096 and $6,064 as of December 31, 2013 and 2012, respectively.

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

        The Company's contributions represented more than 5% of total contributions to the Teamsters Local Union No. 727 Benefit Fund for the plan year ending February 28, 2013. The Company does not

SP PLUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2013, 2012 and 2011

($ In thousands except share and per share data)

Note L. Benefit Plans (Continued)

represent more than five percent to any other fund. The Company's participation in this plan for the annual periods ended December 31, 2013, 2012 and 2011, is outlined in the table below. The "EIN/Pension Plan Number" column provides the Employee Identification Number ("EIN") and the three-digit plan number, if applicable. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The "FIP/RP Status Pending/Implemented" column indicates plans for which a Financial Improvement Plan ("FIP") or a Rehabilitation Plan ("RP") is either pending or has been implemented. The "Expiration Date of Collective Bargaining Agreement" column lists the expiration dates of the agreements to which the plans are subject.

		Pension Protection Zone Status									Expiration Date of Collective Bargaining Agreement
	EIN/ Pension Plan Number					Contributions				Zone Status as of the Most Recent Annual Report
					FIP/FR Pending Implementation				Surcharge Imposed
Pension		2013	2012	2011		2013	2012	2011
Teamsters Local Union 727	36-61023973	Green	Green	Green	N/A	3,376	3,617	2,500	No	2013	10/31/2016

        Net expenses for contributions not reimbursed by clients and related to multiemployer defined benefit and defined contribution benefit plans were $621, $762 and $710 in 2013, 2012 and 2011, respectively.

        In the event that the Company decides to cease participating in these plans, the Company could be assessed a withdrawal liability. The Company currently does not have any intentions to cease participating in these multiemployer pension plans and therefore would not trigger the withdrawal liability.

Note M. Leases and Contingencies

        The Company operates parking facilities under operating leases expiring on various dates, generally prior to 2020. Certain of the leases contain options to renew at the Company's discretion.

        Total future annual rent expense is not determinable as a portion of such future rent is contingent based on revenues of the parking facilities. At December 31, 2013, the Company's minimum rental

SP PLUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2013, 2012 and 2011

($ In thousands except share and per share data)

Note M. Leases and Contingencies (Continued)

commitments, excluding contingent rent provisions under all non-cancellable operating leases, are as follows:

2014(1)	$178,127
2015	129,447
2016	106,513
2017	86,711
2018	65,846
2019 and thereafter	232,340

$798,984

(1)
$34,111 is included in 2014's minimum commitments for leases that expire in less than one year.

        Rent expense, including contingent rents, was $326,814, $173,502 and $108,324 in 2013, 2012 and 2011, respectively. Contingent rent expense was $133,877, $79,552 and $58,309 in 2013, 2012 and 2011, respectively. Contingent rent expense consists primarily of percentage rent payments, which will cease at various times as certain leases expire.

        The Company enters into contingent purchase price arrangements from time to time for its business combinations and depending upon the date of the business combination, some of its contingent purchase price arrangements are not reflected in its consolidated balance sheet as those acquisitions occurred prior to the adoption of the most recent guidance on business combinations which now requires these to be recorded at fair value on the date of the acquisition.

        The Company accrued contingent payment obligations outstanding under the previous business combination accounting pronouncement of $254 and $255 (on an undiscounted basis), as of December 31, 2013 and 2012, respectively. Such contingent payments have been accounted for as additional purchase price as all performance criteria have been achieved for the respective year. Additionally. The Company has recorded a contingency obligation for acquisitions subsequent to the adoption of the most recent guidance on business combinations, in the amount of $1,537 and $3,324, as of December 31, 2013 and 2012, as of December 31,2013 and 2012, respectively.

SP PLUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2013, 2012 and 2011

($ In thousands except share and per share data)

Note N. Management Contracts and Related Arrangements with Affiliates

Closing Agreements

        In connection with the Central Merger, on February 28, 2012, the Company entered into initial Closing Agreements (the "Initial Closing Agreements") with each of Lubert-Adler Real Estate Fund V, L.P. and Lubert-Adler Real Estate Parallel Fund V, L.P. (collectively, "Lubert-Adler Entities"); each of Kohlberg Investors V, L.P., Kohlberg TE Investors V, L.P., Kohlberg Partners V, L.P., Kohlberg Offshore Investors V, L.P., and KOCO Investors V, L.P. (collectively, the "Kohlberg Entities"); and each of Versa Capital Fund I, L.P. and Versa Capital Fund I Parallel, L.P. (collectively, the "Versa Entities"). As of the most recent filings with the Securities and Exchange Commission, the Lubert-Adler Entities collectively own approximately 6.1% of our common stock, the Kohlberg Entities collectively own approximately 16.6% of our common stock, and the Versa Entities collectively own approximately 5.1% of our common stock. In addition, Paul Halpern, one of the Company's directors, is affiliated with the Versa Entities; and Jonathan P. Ward and Gordon H. Woodward, both directors, are affiliated with the Kohlberg Entities.

        Under the Initial Closing Agreements, the Lubert-Adler, Kohlberg and Versa Entities (collectively, the "Central Stockholders") agreed, among other things, to vote their shares of our common stock in accordance with the Board's recommendations or, in specified cases, in proportion to the votes made by the Company other stockholders, until October 2, 2015.

        Additionally, the Initial Closing Agreements provide that each Central Stockholder will be subject to a four-year "standstill period" following the closing of the Merger, during which each such Central Stockholder will not, among other things, (i) acquire any additional voting securities of the Company, (ii) seek or propose a merger, acquisition, tender offer or other extraordinary transaction with respect to the Company, (iii) call a meeting of Company stockholders or initiate a stockholder proposal, or (iv) form a "group" with any person with respect to Company securities.

        The Initial Closing Agreements also impose certain restrictive covenants on some of the Central Stockholders, including, among others, (i) non-compete covenants, (ii) non-solicitation covenants, (iii) confidentiality obligations and (iv) non-disparagement requirements.

        The foregoing description of the Initial Closing Agreements does not purport to be complete and is qualified in its entirety by reference to the Closing Agreements, copies of which are attached to the Company's Current Report on Form 8-K filed on February 29, 2012 as Exhibits 10.2 through 10.4 and incorporated by reference herein.

        In connection with the Central Merger, on October 2, 2012, the Company entered into Additional Closing Agreements (the "Additional Closing Agreements") with the Central Stockholders. Pursuant to the terms of the Additional Closing Agreements, the Kohlberg, Lubert-Adler and Versa Entities have each agreed that, until October 2, 2015 and for so long as it owns in the aggregate (together with its affiliates, all other Central stockholders and their respective affiliates and any other persons with which any of the foregoing form a "group") beneficially or of record more than 10% of Company issued and outstanding common stock, to cause the shares of our common stock held by them to be counted as

SP PLUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2013, 2012 and 2011

($ In thousands except share and per share data)

Note N. Management Contracts and Related Arrangements with Affiliates (Continued)

present at any meeting of Company stockholders and to vote, in person or by proxy, all of such shares of Company common stock as follows:

        Until October 2, 2014:

  •
  with respect to the election of directors to the Company's Board, "for" any nominees recommended by the Board; and

  •
  with respect to all other matters submitted for a vote of Company stockholders, in accordance with the recommendation of the Board with respect to such matters.

        From October 3, 2014 until October 2, 2015:

  •
  with respect to the election of directors to the Board, "for" any nominees recommended by our Board; and

  •
  with respect to all other matters submitted for a vote of Company stockholders, in proportion to the votes cast by all of the Company's other stockholders.

        The Additional Closing Agreements also provide that the Kohlberg, Lubert-Adler and Versa Entities will be subject to a four-year standstill period following the Closing Date, during which time, such Central Stockholder will not, among other things, (i) acquire or agree to acquire any additional voting securities of the Company, (ii) seek or propose a merger, acquisition, tender offer or other extraordinary transaction with or involving the Company or any of its subsidiaries or their respective securities or assets, (iii) call a meeting of the stockholders of the Company or initiate a stockholder proposal or (iv) form a "group" (as defined in Section 13(d)(3) of the Securities Exchange Act of 1934) with any person (other than an affiliate of such Central Stockholder) with respect to the acquisition or voting of any of the Company's voting securities.

        The Additional Closing Agreements impose certain restrictive covenants on the Kohlberg and Versa Entities, including (i) confidentiality obligations with respect to the Company confidential information and (ii) non-disparagement requirements. The Lubert-Adler Entity is subject to confidentiality obligations with respect to its confidential information pursuant to the terms of its Additional Closing Agreement.

        The foregoing description of the Additional Closing Agreements does not purport to be complete and is qualified in its entirety by reference to the Additional Closing Agreements, copies of which are attached as Exhibits 10.2 through 10.8 to the Company's Current Report on Form 8-K filed with the SEC on October 2, 2012.

Agreements Related to Myron C. Warshauer

        Myron C. Warshauer, one of the Company's directors, was our chief executive officer until October 15, 2001, when his employment period terminated under the employment agreement with him dated as of March 30, 1998. This agreement, which was amended on July 7, 2003 and May 10, 2004, requires the Company to pay Mr. Warshauer various post-employment benefits. Mr. Warshauer

SP PLUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2013, 2012 and 2011

($ In thousands except share and per share data)

Note N. Management Contracts and Related Arrangements with Affiliates (Continued)

received payments of $506, which included payments for health and dental insurance, office space and secretarial coverage. This agreement also restricts Mr. Warshauer from competing with us.

        In addition, the Company entered into a consulting agreement with Shoreline Enterprises, LLC, which is solely owned by Myron C. Warshauer, dated October 16, 2001, as amended on May 10, 2004. Pursuant to this agreement, Mr. Warshauer provides consulting services under the title of Vice Chairman (Emeritus), which title and role is not that of an officer, director, employee or agent of the Company. Under this agreement, the Company paid Shoreline $178 and $183 for the years ended December 31, 2013 and 2012, respectively.

        Both of these agreements terminate on December 5, 2014 and permit Mr. Warshauer to provide the Company with consulting services to the extent and manner as he determines.

Related Arrangements with Affiliates

        In 2013 and 2012 the Company provided property management services for twelve separate retail shopping centers and commercial office buildings in which D&E Parking, Inc. has an ownership interest. Edward Simmons, an executive officer of SP Plus, has an ownership interest in D&E. In consideration of the property management services the Company provided for these twelve properties, the Company recorded net management fees totaling $285 and $625 for the years ended December 31, 2013 and 2012, respectively.

Note O. Legal Proceedings

        The Company is are subject to litigation in the normal course of its business. The outcomes of legal proceedings and claims brought against it and other loss contingencies are subject to significant uncertainty. The Company accrues a charge against income when its management determines that it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. In addition, the Company accrues for the authoritative judgments or assertions made against it by government agencies at the time of their rendering regardless of its intent to appeal. In addition, the Company is from time-to-time party to litigation administrative proceedings and union grievances that arise in the normal course of business, and occasionally pays non-material amounts to resolve claims or alleged violations of regulatory requirements. There are no "normal course" matters that separately or in the aggregate, would, in the opinion of management, have a material adverse effect on its operation, financial condition or cash flow.

        In determining the appropriate accounting for loss contingencies, the Company considers the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as its ability to reasonably estimate the amount of loss. The Company regularly evaluates current information available to its to determine whether an accrual should be established or adjusted. Estimating the probability that a loss will occur and estimating the amount of a loss or a range of loss involves significant judgment.

SP PLUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2013, 2012 and 2011

($ In thousands except share and per share data)

Note P. Goodwill

        The amounts for goodwill and changes to carrying value by operating segment are as follows:

	Region One	Region Two	Region Three	Region Four	Region Five	Total
Balance as of December 31, 2011	$65,697	$3,760	$37,097	$22,577	$3,286	$132,417
Goodwill acquired during the period	127,782	28,485	28,893	40,044	81,395	306,599
Contingent payments for businesses acquired	279	—	53	—	—	332
Foreign currency translation	—	—	138	—	—	138

Balance as of December 31, 2012	$193,758	$32,245	$66,181	$62,621	$84,681	$439,486

Contingent payments related to acquisitions	$342	$—	$—	$—	$—	$342
Foreign currency translation	—	—	(325)	—	—	(325)

Balance as of December 31, 2013	$194,100	$32,245	$65,856	$62,621	$84,681	$439,503

Note Q. Bradley Agreement

        The Company entered into a 25-year agreement with the State of Connecticut ("State") that expires on April 6, 2025, under which it operates the surface parking and 3,500 garage parking spaces at Bradley International Airport ("Bradley") located in the Hartford, Connecticut metropolitan area.

        The parking garage was financed through the issuance of State of Connecticut special facility revenue bonds and provides that the Company deposits, with the trustee for the bondholders, all gross revenues collected from operations of the surface and garage parking. From these gross revenues, the trustee pays debt service on the special facility revenue bonds outstanding, operating and capital maintenance expense of the surface and garage parking facilities, and specific annual guaranteed minimum payments to the state. Principal and interest on the Bradley special facility revenue bonds increase from approximately $3,600 in contract year 2002 to approximately $4,500 in contract year 2025. Annual guaranteed minimum payments to the State increase from approximately $8,300 in contract year 2002 to approximately $13,200 in contract year 2024. The annual minimum guaranteed payment to the State by the trustee for the twelve months ended December 31, 2013 and 2012 was $10,593 and $10,375, respectively. All of the cash flow from the parking facilities are pledged to the security of the special facility revenue bonds and are collected and deposited with the bond trustee. Each month the bond trustee makes certain required monthly distributions, which are characterized as "Guaranteed Payments." To the extent the monthly gross receipts generated by the parking facilities are not sufficient for the trustee to make the required Guaranteed Payments, the Company is obligated to deliver the deficiency amount to the trustee, with such deficiency payments representing interest bearing advances to the trustee. The Company does not directly guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.

        The following is the list of Guaranteed Payments:

  •
  Garage and surface operating expenses,

SP PLUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2013, 2012 and 2011

($ In thousands except share and per share data)

Note Q. Bradley Agreement (Continued)

  •
  Principal and interest on the special facility revenue bonds,

  •
  Trustee expenses,

  •
  Major maintenance and capital improvement deposits; and

  •
  State minimum guarantee.

        To the extent sufficient funds, the trustee is then directed to reimburse the Company for deficiency payments up to the amount of the calculated surplus, with the Company having the right to be repaid the principal amount of any and all deficiency payments, together with actual interest and premium, not to exceed 10% of the initial deficiency payment. The Company calculates and records interest and premium income along with deficiency principal repayments as a reduction of cost of parking services in the period the associated deficiency repayment is received from the trustee. The Company believes these advances to be fully recoverable as the Bradley Agreement places no time restriction on the Company's right to reimbursement. The reimbursement of principal, interest and premium will be recognized when received.

        The total deficiency payments, net of reimbursements, as of December 31, 2013 and 2012 are as follows:

	December 31,
	2013	2012
Balance at beginning of year	$14,598	$13,407
Deficiency payments made	924	1,658
Deficiency repayment received	(873)	(467)

Balance at end of year	$14,649	$14,598

        In the year ended December 31, 2013, the Company made deficiency payments (net of repayments received) of $51 and received interest of $477 and premium of $69, with the net of these amounts recorded as reduction in cost of parking services. In the year ended December 31, 2012, the Company made deficiency payments (net of repayments received) of $1,191 and received interest of $85, with the net of these amounts recorded as additional cost of parking services. In addition, the Company has accrued $100 of estimated deficiency payments as of December 31, 2013, as these expected deficiency payments have met the criteria of being both probable and estimable. There were no amounts of expected deficiency payments accrued as of December 31, 2012.

        In addition to the recovery of certain general and administrative expenses incurred, the Bradley Agreement provides for an annual management fee payment, which is based on operating profit tiers. The annual management fee is further apportioned 60% to the Company and 40% to an un-affiliated entity and the annual management fee will be paid to the extent funds are available for the trustee to make distribution, and are paid after Guaranteed Payments (as defined in the Bradley Agreement) repayment of all deficiency payments, including interest and premium. Cumulative management fees of approximately $13,733 and $12,733 have not been recognized as of December 31, 2013 and 2012, respectively, and no management fees were recognized as revenue during 2013, 2012 or 2011.

SP PLUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2013, 2012 and 2011

($ In thousands except share and per share data)

Note R. Domestic and Foreign Operations

  Business Unit Segment Information

        Segment information is presented in accordance with a "management approach," which designates the internal reporting used by the chief operating decision maker for making decisions and assessing performance as the source of the Company's reportable segments. The Company's segments are organized in a manner consistent with which separate financial information is available and evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing the Company's overall performance.

        An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenue and incur expenses, and about which separate financial information is regularly evaluated by the chief operating decision maker. The chief operating decision maker is the Company's president and chief executive officer. Each of the operating segments is directly responsible for revenue and expenses related to their operations including direct regional administrative costs. Finance, information technology, human resources, and legal are shared functions that are not allocated back to the four operating segments. The chief operating decision maker assesses the performance of each operating segment using information about its revenue and operating income (loss) before interest, taxes, and depreciation and amortization, but does not evaluate segments using discrete asset information. There are no inter-segment transactions and the Company does not allocate interest and other income, interest expense, depreciation and amortization or taxes to operating segments. The accounting policies for segment reporting are the same as for the Company as a whole.

        The chief operating decision maker does not evaluate segments using discrete asset information. The business is managed based on regions administered by executive vice presidents. On November 1, 2013, the Company changed its internal reporting segment information reported to its CODM. The Company now reports Ontario, Manitoba and Quebec in Region One and Missouri, Nebraska, North Carolina and South Carolina in Region Five. All periods presented have been restated to reflect the new internal reporting to the CODM.

        Region One encompasses operations in Connecticut, Delaware, District of Columbia, Illinois, Indiana, Kansas, Kentucky, Maine, Maryland, Massachusetts, Michigan, Minnesota, New Jersey, New York, Ohio, Pennsylvania, Rhode Island, Virginia, West Virginia, Wisconsin and the three Canadian provinces of Manitoba, Ontario, and Quebec.

        Region Two encompasses event planning and transportation, and its technology-based parking and traffic management systems.

        Region Three encompasses operations in Arizona, California, Colorado, Hawaii, New Mexico, Oregon, Utah, Washington and the Canadian province of Alberta.

        Region Four encompasses all major airport and transportation operations nationwide.

        Region Five encompasses Alabama, Florida, Georgia, Louisiana, Mississippi, Missouri, Nebraska, North Carolina, Oklahoma, Puerto Rico, South Carolina, Tennessee, and Texas.

        Other consists of ancillary revenue that is not specifically identifiable to a region and insurance reserve adjustments related to prior years.

SP PLUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2013, 2012 and 2011

($ In thousands except share and per share data)

Note R. Domestic and Foreign Operations (Continued)

        The following is a summary of revenues (excluding reimbursed management contract revenue) and gross profit by operating segment for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	Gross Margin	2012	Gross Margin	2011	Gross Margin
Revenues(a):
Region One
Lease contracts	$299,280		$134,851		$73,657
Management contracts	109,846		69,144		53,647

Total Region One	409,126		203,995		127,304
Region Two
Lease contracts	4,418		1,425		—
Management contracts	31,213		21,599		9,178

Total Region Two	35,631		23,024		9,178
Region Three
Lease contracts	46,281		27,116		17,373
Management contracts	63,673		51,313		46,103

Total Region Three	109,954		78,429		63,476
Region Four
Lease contracts	43,532		42,986		39,522
Management contracts	99,841		61,454		47,491

Total Region Four	143,373		104,440		87,013
Region Five
Lease contracts	94,663		44,070		16,939
Management contracts	42,410		26,796		16,297

Total Region Five	137,073		70,866		33,236
Other
Lease contracts	1,400		(93)		18
Management contracts	364		195		1,010

Total Other	1,764		102		1,028
Reimbursed management contract revenue	629,878		473,082		408,427

Total revenues	$1,466,799		$953,938		$729,662

Gross Profit
Region One
Lease contracts	$12,291	4%	$5,617	4%	$5,366	7%
Management contracts	50,987	46%	32,612	47%	28,308	53%

Total Region One	63,278		38,229		33,674

SP PLUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2013, 2012 and 2011

($ In thousands except share and per share data)

Note R. Domestic and Foreign Operations (Continued)

	Year Ended December 31,
	2013	Gross Margin	2012	Gross Margin	2011	Gross Margin
Region Two
Lease contracts	162	4%	51	4%	—	0%
Management contracts	9,810	31%	3,772	17%	1,928	21%

Total Region Two	9,972		3,823		1,928
Region Three
Lease contracts	3,643	8%	2,245	8%	1,667	10%
Management contracts	26,001	41%	20,760	40%	20,664	45%

Total Region Three	29,643		23,005		22,331
Region Four
Lease contracts	3,024	7%	2,918	7%	2,743	7%
Management contracts	26,534	27%	16,820	27%	14,813	31%

Total Region Four	29,558		19,738		17,556
Region Five
Lease contracts	15,626	17%	5,242	12%	1,150	7%
Management contracts	20,737	49%	10,249	38%	8,108	50%

Total Region Five	36,362		15,491		9,258
Other
Lease contracts	(1,261)	N/A	2,502	N/A	135	N/A
Management contracts	4,547	N/A	4,338	N/A	2,673	N/A

Total Other	3,287		6,840		2,808
Total gross profit	172,101		107,126		87,555
General and administrative expenses	98,931		86,540		48,297
General and administrative expense percentage of gross profit	57%		81%		55%
Depreciation and amortization	31,193		13,513		6,618

Operating income	41,977		7,073		32,640
Other expenses (income):
Interest expense	19,034		8,616		4,691
Interest income	(643)		(297)		(227)

	18,391		8,319		4,464
Income before income taxes	23,586		(1,246)		28,176
Income tax (benefit) expense	8,821		(3,620)		10,700

Net income	14,765		2,374		17,476
Less: Net income attributable to noncontrolling interest	2,676		1,034		378

Net income attributable to SP Plus Corporation	$12,089		$1,340		$17,098

(a)
Excludes reimbursed management contract revenue.

SP PLUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2013, 2012 and 2011

($ In thousands except share and per share data)

Note S. Stock-Based Compensation

        The Company measures stock-based compensation expense at the grant date, based on the estimated fair value of the award, and the expense is recognized over the requisite employee service period (generally the vesting period) for awards expected to vest (considering estimated forfeitures).

        The Company has an amended and restated long-term incentive plan (the "Plan") that was adopted in conjunction with its initial public offering in 2004. On February 27, 2008, the Board of Directors approved an amendment to the Plan, subject to stockholder approval, that increased the maximum number of shares of common stock available for awards under the Plan from 2,000,000 to 2,175,000 and extended the Plan's termination date. Company stockholders approved this Plan amendment on April 22, 2008, and the Plan now terminates twenty years from the date of such approval, or April 22, 2028. On March 13, 2013, the Board approved an amendment to the Plan, subject to stockholder approval, that increased the number of shares of common stock available for awards under the Plan from 2,175,000 to 2,975,000. Company stockholders approved this Plan amendment on April 24, 2013. Forfeited and expired options under the Plan become generally available for reissuance. Our shareholders approved this Plan amendment on April 24, 2013. At December 31, 2013, 605,025 shares remained available for award under the Plan.

  Stock Options and Grants

        The Company uses the Black-Scholes option pricing model to estimate the fair value of each option grant as of the date of grant. The volatilities are based on the 90 day historical volatility of Company common stock as the grant date. The risk free interest rate is based on zero-coupon U.S. government issues with a remaining term equal to the expected life of the option.

        There were no options granted during the years ended December 31, 2013, 2012 and 2011. The Company recognized no stock-based compensation expense related to stock options for the years ended December 31, 2013, 2012 and 2011 as all options previously granted are fully vested.

        On April 24, 2013, the Company authorized vested stock grants to certain directors totaling 21,949 shares. The total value of the grant was $465 and is included in general and administrative expenses.

        On April 25, 2012, the Company authorized vested stock grants to certain directors totaling 12,995 shares. The total value of the grant, based on the fair value of the stock on the grant date was $245, which was fully expensed at the grant date and is included in general and administrative expenses.

        On April 29, 2011, the Company authorized vested stock grants to certain directors totaling 14,009 shares. The total value of the grant, based on the market value of the underlying common stock at the date of grant was $245, which was fully expensed in the year the award was granted and is included in general and administrative expenses.

        The Company recognized $465, $245 and $245 of stock based compensation expense for the years ended December 31, 2013, 2012 and 2011, respectively, which are included in general and administrative expense. As of December 31, 2013, there was no unrecognized compensation costs related to unvested options.

SP PLUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2013, 2012 and 2011

($ In thousands except share and per share data)

Note S. Stock-Based Compensation (Continued)

        The following table summarizes the transactions pursuant to the Company's stock option plans for the last three years ended December 31.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	88,124	$6.44
Granted	—	n/a
Exercised	(81,023)	$6.49
Expired	—	n/a

Outstanding at December 31, 2012	7,101	$5.75

Granted	—	n/a

Exercised	—	n/a

Expired	—	n/a

Vested and Exercisable at December 31, 2013	7,101	$5.75	1.4	$144

        At December 31, 2013, 2012 and 2011, options to purchase 7,101, 7,101 and 88,124 shares of common stock, respectively, were exercisable at weighted average exercise prices of $5.75, $5.75 and $6.44 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2013, 2012, and 2011 was $0, $1,025, and $994, respectively.

        There were no nonvested options as of December 31, 2013, 2012 and 2011.

  Restricted Stock Units

        In March 2008, the Company's Board of Directors authorized a one-time grant of 750,000 restricted stock units that subsequently were awarded to members of the senior management team on July 1, 2008. In November 2008, an additional 5,000 restricted stock units were also awarded. The restricted stock units vest in one-third installments on each of the tenth, eleventh and twelfth anniversaries of the grant date. The restricted stock unit agreements are designed to reward performance over a decade or longer.

        In October 2012, the Company's Board of Directors authorized a one-time grant of 191,895 restricted stock units that were awarded to the senior management team. The restricted stock units vest in one-third installments on each of the first, second and third anniversaries of the Grant Date. The restricted stock unit agreements are designed to reward performance over a three-year period. Additionally in October 2012, as part of employment agreements, 30,529 restricted stock units were awarded and shall become vested on the third anniversary of the Grant Date.

        In December 2013, the Company authorized a one-time grant of 68,044 restricted stock units to executives that joined the Company in connection with the Central Merger. These restricted stock units vest on December 3, 2018. The restricted stock unit agreements are designed to reward performance over a five-year period. Additionally, the Company authorized a one-time grant of 4,247 restricted stock units to an executive which vest in June 2016.

SP PLUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2013, 2012 and 2011

($ In thousands except share and per share data)

Note S. Stock-Based Compensation (Continued)

        The fair value of restricted stock units is determined using the market value of Company common stock on the date of the grant, and compensation expense is recognized over the vesting period. In accordance with the guidance related to share-based payments, the Company estimate forfeitures at the time of the grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting forfeitures and record stock-based compensation expense only for those awards that are expected to vest.

        A summary of the status of the restricted stock units as of December 31, 2013, and changes during the year ended December 31, 2013, 2012 and 2011, is presented below:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2011	669,000	$18.27
Issued	222,425	23.19
Vested	(154,800)	18.25
Forfeited	(13,200)	18.25

Nonvested at December 31, 2012	723,425	19.78
Issued	72,291	20.40
Vested	(90,965)	21.84
Forfeited	—	n/a

Nonvested at December 31, 2013	704,751	$20.00

        The Company recognized $3,762, $1,858 and $2,206 of stock based compensation expense related to the restricted stock units for the year ended December 31, 2013, 2012 and 2011, respectively, which is included in general and administrative expense. As of December 2013, there was $7,289 of unrecognized stock-based compensation costs, net of estimated forfeitures, related to the restricted stock units that are expected to be recognized over a weighted average period of approximately 4.0 years. As of December 31, 2012, there was $9,065 of unrecognized stock-based compensation cost, net of estimated forfeitures, related to the restricted stock units that are expected to be recognized over a weighted average period of approximately 4.0 years. As of December 31, 2011, there was $6,062 of unrecognized stock-based compensation costs, net of estimated forfeitures, related to the restricted stock units that are expected to be recognized over a weighted average period of approximately 6.7 years.

Note T. Unaudited Quarterly Results

        The following table sets forth the Company's unaudited quarterly consolidated statement of income data for the years ended December 31, 2013 and December 31, 2012. The unaudited quarterly information has been prepared on the same basis as the annual financial information and, in management's opinion, includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information for the quarters presented. Historically, the Company's operating results have varied from quarter to quarter and are expected to continue to fluctuate in the future. These fluctuations have been due to a number of factors, including: general economic conditions in its markets; acquisitions; additions of contracts; expiration and termination of contracts;

SP PLUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2013, 2012 and 2011

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

	2013 Quarters Ended				2012 Quarters Ended
	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31(1)
	(Unaudited)				(Unaudited)
Parking services revenue:
Lease contracts	$121,085	$123,232	$122,771	$122,487	$37,544	$42,414	$42,969	$127,428
Management contracts	90,095	88,659	77,681	90,911	47,964	44,372	49,226	88,939
Reimbursed management contract revenue	159,477	158,402	154,858	157,141	103,937	104,160	100,958	164,027

Total revenue	370,657	370,293	355,310	370,539	189,445	190,946	193,153	380,394
Cost of parking services:
Lease contracts	112.118	112,014	115,696	116,262	35,387	38,000	40,108	118,286
Management contracts	58,737	53,833	44,680	51,480	29,271	24,071	30,713	57,894
Reimbursed management contract revenue	159,477	158,402	154,858	157,141	103,937	104,160	100,958	164,027

Total cost of parking services	330,332	324,249	315,234	324,883	168,595	166,231	171,779	340,207
Gross profit:
Lease contracts	8,967	11,218	7,075	6,225	2,157	4,414	2,861	9,142
Management contracts	31,358	34,826	33,001	39,431	18,693	20,301	18,513	31,045

Total gross profit	40,325	46,044	40,076	45,656	20,850	24,715	21,374	40,187
General and administrative expenses	27,948	26,868	20,494	23,621	15,045	14,868	13,846	42,781
Depreciation and amortization	7,493	8.252	7,959	7,489	1,728	1,807	1,723	8,255

Operating income	4,884	10,924	11,623	14,546	4,077	8,040	5,805	(10,849)
Other expense (income):
Interest expense	4,840	4,763	4,818	4,613	1,130	1,132	1,093	5,261
Interest income	(111)	(128)	(108)	(296)	(70)	(50)	(61)	(116)
Total other expenses (income)	4,729	4,635	4,710	4,317	1,060	1,082	1,032	5,145
Income before income taxes	155	6,289	6,913	10,229	3,017	6,958	4,773	(15,994)
Income tax expense (reversal)	(154)	2,065	2,448	4,462	1,215	2,801	2,504	(10,140)

Net income (loss)	309	4,224	4,465	5,767	1,802	4,157	2,269	(5,854)
Less: Net income (loss) attributable to noncontrolling interest	569	780	721	606	72	85	75	802

Net income attributable to SP Plus Corporation	$(260)	$3,444	$3,744	$5,161	$1,730	$4,072	$2,194	$(6,656)

Common stock data:
Common stock data:
Net income per common share:
Basic	$(0.01)	$0.16	$0.17	$0.24	$0.11	$0.26	$0.14	$(0.30)
Diluted	$(0.01)	$0.15	$0.17	$0.23	$0.11	$0.26	$0.14	$(0.30)
Weighted average shares outstanding:
Basic(2)	21,870.771	21,889.777	21,911.574	21,938,377	15,563,914	15,665,263	15,668,129	21,836,583
Diluted(2)	21,870.771	22,221.102	22,285.723	22,319,723	15,820,118	15,900,659	15,928,685	21,836,583

(1)
The Company began including Central operations within its consolidated operating results on October 2, 2012, the date of the Central Merger.

(2)
On October 2, 2012, and in conjunction with the Central Merger the Company issued 6,161,332 shares of common stock.

SP PLUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2013, 2012 and 2011

($ In thousands except share and per share data)

Note U. Stock Repurchases

        In June 2011, the Board of Directors authorized the Company to repurchase shares of Company common stock, on the open market, up to $20,000 in aggregate and cancelled a prior authorization from 2008.

        No share repurchases were made by the Company in 2013 and 2012.

        As of December 31, 2013, $12,467 remained available for stock repurchases under the June 2011 authorization by the Board of Directors.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SP PLUS CORPORATION
By:	/s/ JAMES A. WILHELM James A. Wilhelm Director, President and Chief Executive Officer (Principal Executive Officer)

Date: March 13, 2014

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES A. WILHELM James A. Wilhelm	Director, President and Chief Executive Officer (Principal Executive Officer)	March 13, 2014
/s/ CHARLES L. BIGGS Charles L. Biggs	Director	March 13, 2014
/s/ KAREN M. GARRISON Karen M. Garrison	Director	March 13, 2014
/s/ PAUL HALPERN Paul Halpern	Director	March 13, 2014
/s/ ROBERT S. ROATH Robert S. Roath	Director and Non-Executive Chairman	March 13, 2014
/s/ JONATHAN P. WARD Jonathan P. Ward	Director	March 13, 2014
/s/ GORDON H. WOODWARD Gordon H. Woodward	Director	March 13, 2014

Signature	Title	Date

/s/ G MARC BAUMANN G Marc Baumann	Chief Financial Officer, Treasurer & President of Urban Operations (Principal Financial Officer)	March 13, 2014
/s/ DANIEL R. MEYER Daniel R. Meyer	Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer and Duly Authorized Officer)	March 13, 2014

SP PLUS CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Acquired through Central Merger	Additions Charged to Costs and Expenses	Reductions(1)	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts
Year ended December 31, 2013	$506	$—	$574	$(385)	$695
Year ended December 31, 2012	485	—	492	(471)	506
Year ended December 31, 2011	$321	$—	$441	$(277)	$485
Tax valuation account
Year ended December 31, 2013	$25,299	$—	$2,074	$(6,034)	$21,339
Year ended December 31, 2012	318	24,981	—	—	25,299
Year ended December 31, 2011	$318	$—	$—	$—	$318

(1)
Represents uncollectible accounts written off, net of recoveries and reversal of provision.

INDEX TO EXHIBITS

Exhibit Number		Description
3.1		Second Amended and Restated Certificate of Incorporation of the Company filed on June 2, 2004 (incorporated by reference to exhibit 3.1 of the Company's Annual Report on Form 10-K filed on March 13, 2009).

3.1.1		Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company effective as of January 7, 2008 (incorporated by reference to exhibit 3.1.1 of the Company's Annual Report on Form 10-K filed on March 13, 2009).

3.1.2		Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company effective as of April 29, 2010 (incorporated by reference to exhibit 3.1.3 of the Company's Quarterly Report on Form 10-Q filed on August 6, 2010).

3.1.3		Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company effective as of May 6, 2010 (incorporated by reference to exhibit 3.1.4 of the Company's Quarterly Report on Form 10-Q filed on August 6, 2010).

3.1.4		Certificate of Ownership and Merger, as filed with the Secretary of State of the State of Delaware on November 25, 2013, effective as of December 2, 2013 (incorporated by reference to exhibit 3.1 of the Company's Current Report on Form 8-K filed on December 2, 2013).

3.2		Fourth Amended and Restated Bylaws of the Company dated January 1, 2010 (incorporated by reference to exhibit 3.1 of the Company's Current Report on Form 8-K filed on January 27, 2010).

4.1		Specimen common stock certificate (incorporated by reference to exhibit 4.1 of Amendment No. 2 to the Company's Registration Statement on Form S-1, File No. 333-112652, filed on May 18, 2004).

10.1	^	Credit Agreement, dated as of October 2, 2012, by and among the Company, Bank of America, N.A., as administrative agent, Wells Fargo Bank, N.A. and JP Morgan Chase Bank, N.A., as co-syndication agents, U.S. Bank National Association, First Hawaiian Bank and General Electric Capital Corporation, as co-documentation agents, Merrill Lynch, Pierce, Fenner & Smith Inc., Wells Fargo Securities, LLC and J.P. Morgan Securities LLC, as joint lead arrangers and joint book managers, and the lenders party thereto (incorporated by reference to exhibit 10.3 of the Company's Quarterly Report on Form 10-Q filed for September 30, 2012).

10.1.1		First Amendment, dated as of November 15, 2013, to Credit Agreement, dated as of October 2, 2012, by and among the Company, Bank of America, N.A., as administrative agent, Wells Fargo Bank, N.A. and JP Morgan Chase Bank, N.A., as co-syndication agents, U.S. Bank National Association, First Hawaiian Bank and General Electric Capital Corporation, as co-documentation agents, Merrill Lynch, Pierce, Fenner & Smith Inc., Wells Fargo Securities, LLC and J.P. Morgan Securities LLC, as joint lead arrangers and joint book managers, and the lenders party thereto (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K filed on November 19, 2013).

10.2		Confirmation of Interest Rate Swap Transaction, dated as of October 25, 2012, between the Company and Bank of America, N.A. (incorporated by reference to exhibit 10.4 of the Company's Quarterly Report on Form 10-Q filed for September 30, 2012).

Exhibit Number		Description
10.3		Confirmation of Interest Rate Swap Transaction, dated as of October 25, 2012, between the Company and JPMorgan Chase Bank, N.A. (incorporated by reference to exhibit 10.5 of the Company's Quarterly Report on Form 10-Q filed for September 30, 2012).

10.4		Confirmation of Interest Rate Swap Transaction, dated as of October 25, 2012, between the Company and PNC Bank, N.A. (incorporated by reference to exhibit 10.6 of the Company's Quarterly Report on Form 10-Q filed for September 30, 2012).

10.5	+	Employment Agreement dated as of March 30, 1998 between the Company and Myron C. Warshauer (incorporated by reference to exhibit 10.6 of the Company's Registration Statement on Form S-4, File No. 333-50437, filed on April 17, 1998).

10.5.1	+	First Amendment to Employment Agreement dated July 7, 2003 between the Company and Myron C. Warshauer (incorporated by reference to exhibit 10.4.1 of the Company's Annual Report on Form 10-K filed for December 31, 2004).

10.5.2	+	Amendment to Employment Agreement dated as of May 10, 2004 between the Company and Myron C. Warshauer (incorporated by reference to exhibit 10.4.2 of the Company's Annual Report on Form 10-K filed for December 31, 2004).

10.6	+	Employment Agreement dated as of March 26, 1998 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.12 of the Company's Registration Statement on Form S-4, File No. 333-50437, filed on April 17, 1998).

10.6.1	+	Amendment to Employment Agreement dated as of June 19, 2000 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.5.1 of the Company's Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).

10.6.2	+	Second Amendment to Employment Agreement dated as of December 6, 2000, between the Company and Michael K. Wolf, (incorporated by reference to exhibit 10.22 to the Company's Annual Report on Form 10-K filed for December 31, 2000).

10.6.3	+	Third Amendment to Employment Agreement dated April 1, 2002 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.19.3 to the Company's Annual Report on Form 10-K filed for December 31, 2002).

10.6.4	+	Fourth Amendment to Employment Agreement dated December 31, 2003 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.5.4 of the Company's Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).

10.6.5	+	Fifth Amendment to Employment Agreement dated December 18, 2008 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.5.5 of the Company's Annual Report on Form 10-K filed on March 13, 2009).

10.6.6	+	Sixth Amendment to Employment Agreement dated January 28, 2009 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.3 of the Company's Current Report on Form 8-K filed on February 3, 2009).

10.6.7	+	Seventh Amendment to Employment Agreement dated as of April 2, 2012 between the Company and Michael K. Wolf (incorporated by reference to exhibit 10.10 to the Company's Quarterly Report on Form 10-Q filed for June 30, 2012).

10.7	+	Amended and Restated Executive Employment Agreement dated as of January 28, 2009 between the Company and James A. Wilhelm (incorporated by reference to exhibit 10.3 of the Company's Current Report of Form 8-K filed on February 3, 2009).

Exhibit Number		Description
10.7.1	+	First Amendment to Amended and Restated Executive Employment Agreement dated January 25, 2012, between the Company and James A. Wilhelm (incorporated by reference to exhibit 10.6.1 of the Company's Annual Report on Form 10-K filed on March 15, 2012).

10.8	+	Deferred Compensation Agreement dated as of August 1, 1999, between the Company and James A. Wilhelm (incorporated by reference to exhibit 10.7 of the Company's Annual Report on Form 10-K filed on March 15, 2012).

10.8.1	+	First Amendment to Deferred Compensation Agreement dated January 25, 2012, between the Company and James A. Wilhelm (incorporated by reference to exhibit 10.7.1 of the Company's Annual Report on Form 10-K filed on March 15, 2012).

10.9	+	Employment Agreement dated May 18, 1998 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.24 of the Company's Annual Report on Form 10-K filed for December 31, 2001).

10.9.1	+	First Amendment to Employment Agreement dated as of November 7, 2001 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.25 of the Company's Annual Report on Form 10-K filed for December 31, 2001).

10.9.2	+	Second Amendment to Employment Agreement dated as of August 1, 2003 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.7.2 of the Company's Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).

10.9.3	+	Third Amendment to Employment Agreement dated as of April 1, 2005 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.7.3 of the Company's Annual Report on Form 10-K filed on March 13, 2009).

10.9.4	+	Fourth Amendment to Employment Agreement dated as of December 29, 2008 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.7.4 of the Company's Annual Report on Form 10-K filed on March 13, 2009).

10.9.5	+	Fifth Amendment to Employment Agreement dated as of January 28, 2009 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.7.5 of the Company's Annual Report on Form 10-K filed on March 13, 2009).

10.10	+	Amended and Restated Executive Employment Agreement dated as of December 1, 2002 between the Company and John Ricchiuto (incorporated by reference to exhibit 10.22.2 of the Company's Annual Report on Form 10-K filed for December 31, 2002).

10.10.1	+	First Amendment to Amended and Restated Executive Employment Agreement dated as of April 11, 2005, between the Company and John Ricchiuto (incorporated by reference to exhibit 10.3 of the Company's Current Report on Form 8-K filed on March 7, 2005).

10.10.2	+	Second Amendment to Employment Agreement dated as of December 28, 2008 between the Company and John Ricchiuto (incorporated by reference to exhibit 10.10.2 to the Company's Annual Report on Form 10-K filed for December 31, 2012).

10.10.3	+	Third Amendment to Employment Agreement dated as of April 2, 2012 between the Company and John Ricchiuto (incorporated by reference to exhibit 10.8 to the Company's Quarterly Report on Form 10-Q filed for June 30, 2012).

10.11	+	Amended and Restated Employment Agreement dated March 1, 2005, between the Company and Steven A. Warshauer (incorporated by reference to exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 7, 2005).

Exhibit Number		Description
10.11.1	+	First Amendment to Employment Agreement dated as of December 29, 2008 between the Company and Steven A. Warshauer (incorporated by reference to exhibit 10.11.1 to the Company's Annual Report on Form 10-K filed for December 31, 2012).

10.11.2	+	Second Amendment to Employment Agreement dated as of April 2, 2012 between the Company and Steven A. Warshauer (incorporated by reference to exhibit 10.9 to the Company's Quarterly Report on Form 10-Q filed for June 30, 2012).

10.12	+	Amended and Restated Executive Employment Agreement dated as of May 18, 2006 between the Company and Edward E. Simmons (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 24, 2006).

10.12.1	+	First Amendment to Employment Agreement dated as of December 29, 2008 between the Company and Edward E. Simmons (incorporated by reference to exhibit 10.12.1 to the Company's Annual Report on Form 10-K filed for December 31, 2012).

10.12.2	+	Second Amendment to Employment Agreement dated as of April 21, 2011 between the Company and Edward E. Simmons (incorporated by reference to exhibit 10.12.2 to the Company's Annual Report on Form 10-K filed for December 31, 2012).

10.12.3	+	Third Amendment to Employment Agreement dated as of April 2, 2012 between the Company and Edward E. Simmons (incorporated by reference to exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed for June 30, 2012).

10.13	+	Amended and Restated Employment Agreement between the Company and G Marc Baumann dated as of October 1, 2001 (incorporated by reference to exhibit 10.27 to the Company's Annual Report on Form 10-K filed for December 31, 2001).

10.13.1	+	First Amendment to Amended and Restated Employment Agreement between the Company and G Marc Baumann dated as of December 29, 2008 (incorporated by reference to exhibit 10.11.1 of the Company's Annual Report on Form 10-K filed on March 13, 2009).

10.13.2	+	Second Amendment to Amended and Restated Employment Agreement between the Company and G Marc Baumann dated as of January 28, 2009 (incorporated by reference to exhibit 10.2 of the Company's Current Report on Form 8-K filed on February 3, 2009).

10.13.3	+	Third Amended and Restated Employment Agreement between the Company and G Marc Baumann dated June 10, 2011 (incorporated by reference to exhibit 10.1 of the Company's Current Report of Form 8-K filed on June 13, 2011).

10.14	+	Amended and Restated Executive Employment Agreement dated as of March 1, 2005, between the Company and Thomas L. Hagerman (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K filed on March 7, 2005).

10.14.1	+	First Amendment to Amended and Restated Executive Employment Agreement dated October 1, 2007 between the Company and Thomas Hagerman (incorporated by reference to exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed for September 30, 2007).

10.14.2	+	Second Amendment to Employment Agreement dated as of December 29, 2008 between the Company and Thomas L. Hagerman (incorporated by reference to exhibit 10.14.2 to the Company's Annual Report on Form 10-K filed for December 31, 2012).

Exhibit Number		Description
10.14.3	+	Third Amendment to Employment Agreement dated as of April 2, 2012 between the Company and Thomas L. Hagerman (incorporated by reference to exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed for June 30, 2012).
10.15	+	Executive Employment Agreement dated March 15, 2005 between the Company and Gerard M. Klaisle (incorporated by reference to exhibit 10.14 of the Company's Annual Report on Form 10-K filed on March 12, 2010).

10.15.1	+	First Amendment to Amended and Restated Executive Employment Agreement dated December 29, 2008 between the Company and Gerard M. Klaisle (incorporated by reference to exhibit 10.14.1 of the Company's Annual Report on Form 10-K filed on March 12, 2010).

10.15.2	+	Second Amendment to Amended and Restated Executive Employment Agreement dated July 28, 2011 between the Company and Gerald M. Klaisle (incorporated by reference to exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on November 7, 2011).

10.16	+	Employment Agreement, dated as of September 10, 2012, between the Company and William Bodenhamer (incorporated by reference to exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed for September 30, 2012).

10.17	+	Employment Agreement, dated as of September 10, 2012, between the Company and Daniel Huberty (incorporated by reference to exhibit 10.8 to the Company's Quarterly Report on Form 10-Q filed for September 30, 2012).

10.18	+	Employment Agreement, dated as of September 10, 2012, between the Company and Rob Toy (incorporated by reference to exhibit 10.9 to the Company's Quarterly Report on Form 10-Q filed for September 30, 2012).

10.19	+	Executive Employment Agreement between the Company and Keith B. Evans dated April 22, 2013 (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K filed on June 6, 2013).

10.20	+	Long-Term Incentive Plan dated as of May 1, 2004 (incorporated by reference to exhibit 10.12 of Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 333-112652, filed on May 10, 2004).

10.20.1	+	Long-Term Incentive Plan Amendment effective as of April 22, 2008 (incorporated by reference to Appendix B of the Company's 2008 Proxy on Form DEF 14A, filed on April 1, 2008).

10.21	+	Form of Amended and Restated Stock Option Award Agreement between the Company and an optionee (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K filed on November 21, 2005).

10.21.1	+	Form of First Amendment to the Amended and Restated Stock Option Award Agreement between the Company and an optionee (incorporated by reference to exhibit 10.2 of the Company's Current Report on Form 8-K filed on November 21, 2005).

10.22		Consulting Agreement dated as of October 16, 2001 between the Company and Shoreline Enterprises, LLC (incorporated by reference to exhibit 10.36 of the Company's Annual Report on Form 10-K filed for December 31, 2001).

Exhibit Number		Description
10.22.1		Amendment to Consulting Agreement dated as of May 10, 2004 between the Company and Shoreline Enterprises, LLC (incorporated by reference to exhibit 10.14.1 of the Company's Annual Report on Form 10-K filed for December 31, 2004).

10.23	*	Office Lease dated as of October 31, 2012 between the Company and Piedmont—Chicago Center Owner, LLC.
10.24	*	Office Lease dated as of October 17, 2013 between the Company and Riverview Business Center I & II, LLC

10.25		Form of Property Management Agreement (incorporated by reference to exhibit 10.30 of the Company's Annual Report on Form 10-K filed on March 10, 2006).

10.26		Form of the Company's Restricted Stock Unit Agreement dated as of July 1, 2008 (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K filed on July 2, 2008).

10.26.1		First Amendment to Form of the Company's Restricted Stock Unit Agreement (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K as filed on August 6, 2009).

10.26.2		Second Amendment to Form of the Company's Restricted Stock Unit Agreement dated May 27, 2011 (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K filed on June 2, 2011).

10.27		Guaranty Agreement of APCOA/Standard Parking, Inc. dated as of March 2000 to and for the benefit of the State of Connecticut, Department of Transportation (incorporated by reference to exhibit 10.27 of the Company's Annual Report on Form 10-K filed on March 13, 2009).

10.28		Construction, Financing and Operating Special Facility Lease Agreement dated as of March 2000 between the State of Connecticut Department of Transportation and APCOA Bradley Parking Company, LLC (incorporated by reference to exhibit 10.28 of the Company's Annual Report on Form 10-K filed on March 13, 2009).

10.29		Trust Indenture dated March 1, 2000 between State of Connecticut and First Union National Bank as Trustee (incorporated by reference to exhibit 10.29 of the Company's Annual Report on Form 10-K filed on March 13, 2009).

10.30		Agreement and Plan of Merger, dated February 28, 2012, by and among the Company, Hermitage Merger Sub, Inc., KCPC Holdings, Inc. and Kohlberg CPC Rep., L.L.C. (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K filed on February 29, 2012). The schedules and exhibits to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K but will be provided supplementally to the SEC upon request.

10.31		The Closing Agreements, dated February 28, 2012, between the Company and each of Lubert-Adler Real Estate Fund V, L.P. and Lubert-Adler Real Estate Parallel Fund V, L.P. (incorporated by reference to exhibit 10.2 of the Company's Current Report on Form 8-K filed on February 29, 2012).

10.32		The Closing Agreements, dated February 28, 2012, between the Company and each of Kohlberg Investors V, L.P., Kohlberg TE Investors V, L.P., Kohlberg Partners V, L.P., Kohlberg Offshore Investors V, L.P. and KOCO Investors V, L.P. (incorporated by reference to exhibit 10.3 of the Company's Current Report on Form 8-K filed on February 29, 2012).

Exhibit Number		Description

10.33		The Closing Agreements, dated February 28, 2012, between the Company and each of Versa Capital Fund I, L.P. and Versa Capital Fund I Parallel, L.P. (incorporated by reference to exhibit 10.4 of the Company's Current Report on Form 8-K filed on February 29, 2012).

10.34		Asset Preservation Stipulation and Order dated September 26, 2012 among the Company, KCPC Holdings, Inc. and Central Parking Corporation and the Antitrust Division of the United States Department of Justice (incorporated by reference to exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed for September 30, 2012).

10.35		Proposed Final Judgment dated September 26, 2012 among the Company, KCPC Holdings, Inc. and Central Parking Corporation and the Antitrust Division of the United States Department of Justice (incorporated by reference to exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed for September 30, 2012).

10.36		Closing Agreement, dated as of October 2, 2012, between the Company and Kohlberg CPC Rep, LLC (incorporated by reference to exhibit 10.2 of the Company's Current Report on Form 8-K filed on October 2, 2012).

10.37		Closing Agreement, dated as of October 2, 2012, between the Company and 2929 CPC HoldCo, LLC (incorporated by reference to exhibit 10.3 of the Company's Current Report on Form 8-K filed on October 2, 2012).

10.38		Closing Agreement, dated as of October 2, 2012, between the Company and VCM STAN-CPC Holdings, LLC (incorporated by reference to exhibit 10.4 of the Company's Current Report on Form 8-K filed on October 2, 2012).

10.39		Closing Agreement, dated as of October 2, 2012, between the Company and West-FSI, LLC (incorporated by reference to exhibit 10.5 of the Company's Current Report on Form 8-K filed on October 2, 2012).

10.40		Closing Agreement, dated as of October 2, 2012, between the Company and Sailorshell and Co. (incorporated by reference to exhibit 10.6 of the Company's Current Report on Form 8-K filed on October 2, 2012).

10.41		Closing Agreement, dated as of October 2, 2012, between the Company and CP Klaff Equity LLC (incorporated by reference to exhibit 10.7 of the Company's Current Report on Form 8-K filed on October 2, 2012).

10.42		Closing Agreement, dated as of October 2, 2012, between the Company and Jumpstart Development LLC (Worldwide) (incorporated by reference to exhibit 10.8 of the Company's Current Report on Form 8-K filed on October 2, 2012).

14.1		Code of Ethics (incorporated by reference to exhibit 14.1 of the Company's Annual Report on Form 10-K for December 31, 2002).

21	*	Subsidiaries of the Company.

23	*	Consent of Independent Registered Public Accounting Firm dated as of March 13, 2014.

31.1	*	Section 302 Certification dated March 13, 2014 for James A. Wilhelm, Director, President and Chief Executive Officer (Principal Executive Officer).

31.2	*	Section 302 Certification dated March 13, 2014 for G Marc Baumann, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer).

Exhibit Number		Description
31.3	*	Section 302 Certification dated March 13, 2014 for Daniel R. Meyer, Senior Vice President Corporate Controller and Assistant Treasurer (Principal Accounting Officer and Duly Authorized Officer).

32	*	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 13, 2014.
101.INS	**	XBRL Instance Document.

101.SCH	**	XBRL Taxonomy Extension Schema.

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	**	XBRL Taxonomy Extension Label Linkbase.

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase.

*
Filed herewith.

**
Furnished herewith.

+
Management contract or compensation plan, contract or agreement.

^
Confidential treatment requested as to certain portions.