Form 10-Q
period 2014-03-31
SP Plus Corp
filed 2014-05-08
CIK 1059262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

Commission file number: 000-50796

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

As of May 1, 2014, there were 21,996,678 shares of common stock of the registrant outstanding.

SP PLUS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SP PLUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share data)

	March 31, 2014	December 31, 2013
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$24,271	$23,158
Notes and accounts receivable, net	131,489	115,126
Prepaid expenses and other	14,000	20,645
Deferred taxes	10,317	10,317
Total current assets	180,077	169,246
Leasehold improvements, equipment, land and construction in progress, net	47,525	44,885
Other assets:
Advances and deposits	6,109	7,149
Intangible assets, net	102,420	106,222
Favorable acquired lease contracts, net	56,927	60,034
Other assets, net	24,587	24,574
Cost of contracts, net	10,240	10,762
Goodwill	439,322	439,503
	639,605	648,244
Total assets	$867,207	$862,375
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$111,861	$115,493
Accrued and other current liabilities	98,258	102,350
Current portion of long-term debt obligations	26,537	24,632
Total current liabilities	236,656	242,475
Deferred taxes	11,082	17,348
Long-term borrowings, excluding current portion:
Obligations under senior credit facility	277,200	263,457
Other long-term debt obligations	534	577
	277,734	264,034
Unfavorable lease contracts, net	70,244	74,130
Other long-term liabilities	63,041	60,677
Stockholders’ equity:
Preferred Stock, par value $0.01 per share; 5,000,000 shares authorized as of March 31, 2014 and December 31, 2013; no shares issued	—	—
Common stock, par value $.001 per share; 50,000,000 shares authorized as of March 31, 2014 and December 31, 2013; 21,979,907 and 21,977,311 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	22	22
Additional paid-in capital	241,372	240,665
Accumulated other comprehensive (loss) income	134	118
Accumulated deficit	(33,376)	(37,679)
Total SP Plus Corporation stockholders’ equity	208,152	203,126
Noncontrolling interest	298	585
Total equity	208,450	203,711
Total liabilities and stockholders’ equity	$867,207	$862,375

See Notes to Condensed Consolidated Interim Financial Statements.

SP PLUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for share and per share data, unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013

Parking services revenue:
Lease contracts	$116,635	$121,085
Management contracts	89,955	90,095
	206,590	211,180
Reimbursed management contract revenue	169,178	159,477
Total revenue	375,768	370,657
Cost of parking services:
Lease contracts	112,084	112,118
Management contracts	59,214	58,737
	171,298	170,855
Reimbursed management contract expense	169,178	159,477
Total cost of parking services	340,476	330,332
Gross profit:
Lease contracts	4,551	8,967
Management contracts	30,741	31,358
Total gross profit	35,292	40,325
General and administrative expenses	26,066	27,948
Depreciation and amortization	7,163	7,493
Operating income	2,063	4,884
Other expenses (income):
Interest expense	4,809	4,840
Interest income	(98)	(111)
	4,711	4,729
(Loss) income before income taxes	(2,648)	155
Income tax (benefit)	(7,438)	(154)
Net income	4,790	309
Less: Net income attributable to noncontrolling interest	487	569
Net income (loss) attributable to SP Plus Corporation	$4,303	$(260)
Common stock data:
Net income (loss) per share:
Basic	$0.20	$(0.01)
Diluted	$0.19	$(0.01)
Weighted average shares outstanding:
Basic	21,977,836	21,870,771
Diluted	22,351,845	21,870,771

See Notes to Condensed Consolidated Interim Financial Statements.

SP PLUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013

Net income	$4,790	$309
Other comprehensive income	16	18
Comprehensive income	4,806	327
Less: comprehensive income attributable to noncontrolling interest	487	569
Comprehensive income (loss) attributable to SP Plus Corporation	$4,319	$(242)

See Notes to Condensed Consolidated Interim Financial Statements.

SP PLUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013

Operating activities:
Net income	$4,790	$309
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	7,150	7,537
Net accretion of acquired lease contracts	(779)	(1,873)
Loss (gain) loss on sale and abandonment of assets	168	(54)
Amortization of debt issuance costs	341	452
Amortization of original discount on borrowings	414	336
Non-cash stock-based compensation	796	1,042
Provisions for losses on accounts receivable	109	130
Excess tax benefit related to vesting of restricted stock units	89	—
Deferred income taxes	(6,199)	(289)
Net change in operating assets and liabilities	(16,581)	(17,106)
Net cash used in operating activities	(9,702)	(9,516)
Investing activities:
Purchase of leasehold improvements and equipment	(3,327)	(3,059)
Cost of contracts purchased	(102)	(54)
Proceeds from sale of assets	42	51
Capitalized interest	(17)	—
Contingent payments for businesses acquired	—	(6)
Net cash used in investing activities	(3,404)	(3,068)
Financing activities:
Tax benefit from vesting of restricted stock units	(89)	—
Contingent payments for businesses acquired	(141)	—
Proceeds from senior credit facility revolver, net	28,800	17,550
Payments on term loan	(13,565)	(5,625)
Distribution to noncontrolling interest	(774)	(669)
Payments on other long-term debt obligations	(40)	(191)
Net cash provided by financing activities	14,191	11,065
Effect of exchange rate changes on cash and cash equivalents	28	(135)
Increase (decrease) in cash and cash equivalents	1,113	(1,654)
Cash and cash equivalents at beginning of period	23,158	28,450
Cash and cash equivalents at end of period	$24,271	$26,796
Supplemental disclosures:
Cash paid (received) during the period for:
Interest	$3,856	$4,101
Income taxes, net	(4,692)	277

See Notes to Condensed Consolidated Interim Financial Statements.

SP PLUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(In thousands except for share and per share data, unaudited)

1. The Company

The Company provides parking management, ground transportation and other ancillary services to commercial, institutional and municipal clients in the United States, Puerto Rico and Canada. Its services include a comprehensive set of on-site parking management and ground transportation services, which consist of training, scheduling and supervising all service personnel as well as providing customer service, marketing, maintenance, security and accounting and revenue control functions necessary to facilitate the operation of clients’ parking facilities. The Company also provides a range of ancillary services such as airport shuttle operations, valet services, taxi and livery dispatch services and municipal meter revenue collection and enforcement services.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of SP Plus Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures normally included in the Consolidated Balance Sheet, Statements of Income, and Comprehensive Income (Loss) and Cash Flows prepared in conformity with U.S. GAAP have been condensed or omitted as permitted by such rules and regulations

In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results that might be expected for any other interim period or the fiscal year ended December 31, 2014. The financial statements presented in this report should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed on March 13, 2014.

Adopted Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This update requires additional disclosures about offsetting and related arrangements on assets and liabilities to enable users of financial statements to understand the effect of such arrangements on an entity’s financial position as reported. This amendment is effective for fiscal 2014 and retrospective application is required.  The adoption of this guidance on January 1, 2014 did not have an impact to the Company’s financial position, results of operations or cash flows or financial statement disclosures.

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” to eliminate diversity in practice. Under this ASU, an unrecognized tax benefit, or a portion of an unrecognized tax benefit that exists at the reporting date, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if certain criteria are met. This amendment is effective for fiscal years and interim periods within those years beginning after December 15, 2013.  The adoption of this guidance on January 1, 2014 did not have an impact to the Company’s financial position, results of operations or cash flows or financial statement disclosures.

3. Legal and Other Contingencies

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

Certain lease contracts acquired in the Central Merger (defined in Note 5. Acquisition) include provisions allocating to the Company responsibility for all structural repairs required on the property, including repairs arising as a result of ordinary wear and tear. The Company may incur costs for certain structural repair obligations during 2014 and future years, the Company is unable to estimate an amount or range of estimated liability for these repairs in any particular year or in the aggregate. As a result, the Company has not recognized a liability for these costs in the accompanying consolidated financial statements. Additionally, the applicable indemnity pursuant to the Agreement and Plan of Merger dated February 12, 2012, and further discussed in Note 5. Acquisition, may not cover all such obligations, and there will be timing differences between the Company’s payments to satisfy these obligations and the receipt of indemnification thereof, and some indemnification obligations may be satisfied through the surrender of shares of the Company’s common stock.

4. Intangible Assets, net

The following presents a summary of intangible assets, net, as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(Unaudited)
Covenant not to compete	$933	$933
Trade names and trademarks	9,820	9,820
Proprietary know how	34,650	34,650
Management contract rights	81,000	81,000
Accumulated amortization	(23,983)	(20,181)
Intangible assets, net	$102,420	$106,222

Amortization expense related to intangible assets included in depreciation and amortization was $3,801 and $3,957 for the three months ended March 31, 2014 and 2013, respectively.

5. Acquisition

On October 2, 2012 (“Closing Date”), the Company completed its acquisition (the “Central Merger” or “Merger”) of 100% of the outstanding common shares of KCPC Holdings, Inc., which was the ultimate parent of Central Parking Corporation (“Central”) for 6,161,332 shares of Company common stock and the assumption of approximately $217,675 of Central’s debt net of cash acquired. Additionally, Central’s former stockholders will be entitled to receive cash consideration of $27,000 to be paid three years after closing, to the extent the $27,000 is not used to satisfy seller indemnity obligations pursuant to the Agreement and Plan of Merger dated February 12, 2012 (the “Merger Agreement).  The Company financed the acquisition through additional borrowings under the Senior Credit Facility (defined in Note 9. Borrowing Arrangements).

Pursuant to the Merger Agreement, the Company is entitled to indemnification from Central’s former stockholders (i)  if and to the extent Central’s combined net debt and the absolute value of Central’s working capital (as determined in accordance with the Merger Agreement) (the “Net Debt Working Capital”) exceeded $285,000 as of September 30, 2012 and (ii) for certain defined adverse consequences as set forth in the Merger Agreement.  Pursuant to the Merger Agreement, Central’s former stockholders are required to satisfy certain indemnity obligations, which are capped at $27,000 cash consideration (the “Capped Items”) only through a reduction of the $27,000 cash consideration.  For certain other indemnity obligations set forth in the Merger Agreement which are not capped at the $27,000 cash consideration (the “Uncapped Items”), including the Net Debt Working Capital indemnity obligations described above, Central’s former stockholders may satisfy their indemnity obligations as follows (provided the Company reserves the right to reject the cash and stock alternatives and choose to reduce the $27,000 cash consideration):

•                  Central’s former stockholders can elect to pay the applicable amount with cash;

•                  Central’s former stockholders can elect to pay the applicable amount with the Company’s common stock (valued at $23.64 per share); or

•                  Central’s former stockholders can elect to reduce the $27,000 cash consideration by the applicable amount, subject to the condition that the cash consideration remains at least $17,000 to cover Capped Items.

The Company has determined that the Net Debt Working Capital was $298,729 as of September 30, 2012 and that, accordingly, the Net Debt Working Capital exceeded the threshold by $13,729. In addition, the Company has determined that it currently has indemnity claims for certain defined adverse consequences, which would reduce the cash consideration payable in three years by $6,580. The Company has periodically given Central’s former stockholders notice regarding indemnification matters since the closing date of the Merger and has made adjustments for known matters, although Central’s former stockholders have not agreed to such adjustments nor made any elections with respect to the payment of any Uncapped Items.  The Company expects that it will have additional indemnity claims against the former stockholders of Central.

The following table sets forth the adjustments to the cash consideration payable by the Company to the former stockholders of Central, based upon the foregoing determinations:

Central Net Debt Working Capital at September 30, 2012 as defined in the Merger Agreement	$(298,729)
Threshold	285,000

Excess over the threshold	(13,729)
Indemnification of certain defined adverse consequences, net	(6,237)
Cash consideration payable in three years	27,000

Settled cash consideration	$7,034

Present value of cash consideration as of March 31, 2014	$5,940
Present value of cash consideration at the acquisition date	$8,943

Accordingly, the fair value of the final consideration transferred to acquire all of Central’s outstanding stock at the acquisition date is as follows:

Stock consideration	$140,726
Present value of cash consideration to be issued as of March 31, 2014	5,940

Total consideration transferred	$146,666

The acquisition has been accounted for using the acquisition method of accounting (in accordance with the provisions of Accounting Standards Codification (“ASC”) 805, Business Combinations) which requires, among other things, that most assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The purchase price has been allocated based on the estimated fair value of net assets acquired and liabilities assumed at the date of the acquisition. The Company finalized the purchase price allocation during the third quarter 2013, which resulted in revision to the previously reported preliminary amounts and were applied retrospectively back to the date of the acquisition.

The Company has incurred certain acquisition and integration costs associated with the transaction that have been expensed as incurred and reflected in the Consolidated Statements of Income. The Company recognized $1,505 and $4,213 of these costs in the Consolidated Statement of Income for the three months ended March 31, 2014 and 2013, respectively, in General and Administrative Expenses.

6. Stock-Based Compensation

Stock Options and Grants

There were no options granted during the three months ended March 31, 2014 and 2013. The Company recognized no stock-based compensation expense related to stock options for the three months ended March 31, 2014 and 2013, as all options previously granted were fully vested. As of March 31, 2014, there were no unrecognized compensation costs related to unvested options.

Restricted Stock Units

In March 2014, the Company authorized a one-time grant of 7,518 restricted stock units to an executive that vest in March 2019.  During the three months ended March 31, 2014, no restricted stock units vested. During the three months ended March 31, 2013, 5,000 restricted stock units vested. No restricted stock units were forfeited in the three months ended March 31, 2014 and 2013.

The Company recognized $796 and $1,042 of stock-based compensation expense related to restricted stock units for the three months ended March 31, 2014 and 2013, respectively, which is included in General and Administrative Expenses. As of March 31, 2014, there was $6,654 of unrecognized stock-based compensation costs, net of estimated forfeitures, related to the restricted stock units that are expected to be recognized over a weighted average remaining period of approximately 3.9 years.

7. Net Income (Loss) Per Common Share

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

A reconciliation of the weighted average basic common shares outstanding to the weighted average diluted common shares outstanding is as follows (unaudited):

	Three Months Ended March 31,
	2014	2013
Weighted average common basic shares outstanding	21,977,836	21,870,771
Effect of dilutive stock options and restricted stock units	374,009	—
Weighted average common diluted shares outstanding	22,351,845	21,870,771
Net income (loss) per share:
Basic	$0.20	$(0.01)
Diluted	$0.19	$(0.01)

Stock options and restricted stock units not included in the computation of diluted loss per share for those periods because their inclusion was anti-dilutive were as follows (unaudited):

	Three Months Ended March 31,
	2014	2013
Stock options and restricted stock units	—	300,033

8. Bradley Agreement

The Company entered into a 25-year agreement with the State of Connecticut (“State”) that expires on April 6, 2025, under which it operates the surface parking and 3,500 garage parking spaces at Bradley International Airport (“Bradley”) located in the Hartford, Connecticut metropolitan area.

The parking garage was financed through the issuance of State of Connecticut special facility revenue bonds and provides that the Company deposits, with the trustee for the bondholders, all gross revenues collected from operations of the surface and garage parking. From these gross revenues, the trustee pays debt service on the special facility revenue bonds outstanding, operating and capital maintenance expense of the surface and garage parking facilities, and specific annual guaranteed minimum payments to the state. Principal and interest on the Bradley special facility revenue bonds increase from approximately $3,600 in contract year 2002 to approximately $4,500 in contract year 2025. Annual guaranteed minimum payments to the State increase from approximately $8,300 in contract year 2002 to approximately $13,200 in contract year 2024. The annual minimum guaranteed payment to the State by the trustee for the twelve months ended December 31, 2014 and 2013 is $10,815 and was $10,593, respectively. All of the cash flow from the parking facilities are pledged to the security of the special facility revenue bonds and are collected and deposited with the bond trustee. Each month the bond trustee makes certain required monthly distributions, which are characterized as “Guaranteed Payments.” To the extent the monthly gross receipts generated by the parking facilities are not sufficient for the trustee to make the required Guaranteed Payments, the Company is obligated to deliver the deficiency amount to the trustee, with such deficiency payments representing interest bearing advances to the trustee. The Company does not directly guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.

The following is the list of Guaranteed Payments:

• Garage and surface operating expenses,

• Principal and interest on the special facility revenue bonds,

• Trustee expenses,

• Major maintenance and capital improvement deposits; and

• State minimum guarantee.

To the extent sufficient funds are available, the trustee is then directed to reimburse the Company for deficiency payments up to the amount of the calculated surplus, with the Company having the right to be repaid the principal amount of any and all deficiency payments, together with actual interest and premium, not to exceed 10% of the initial deficiency payment. The Company calculates and records interest and premium income along with deficiency principal repayments as a reduction of cost of parking services in the period the associated deficiency repayment is received from the trustee. The Company believes these advances to be fully recoverable as the Bradley Agreement places no time restriction on the Company’s right to reimbursement. The reimbursement of principal, interest and premium will be recognized when received.

The total deficiency payments, net of reimbursements, as of March 31, 2014 (unaudited) are as follows:

2014
Balance at January 1, 2014	$14,649
Deficiency payments made	25
Deficiency repayment received	(117)
Balance at March 31, 2014	$14,557

During the three months ended March 31, 2014, the Company received deficiency repayments (net of payments made) of $92 and received and recorded premium of $14, with the net of these amounts recorded as reduction in Cost of Parking Services within the Consolidated Statement of Income. During the three months ended March 31, 2013, the Company made deficiency payments of $403 and did not receive or record any interest or premium payments, with the deficiency payments made being recorded as additional Cost of Parking Services within the Consolidated Statement of Income. The Company accrues for deficiency payments when the potential for future deficiency payments are both probable and estimable.  There were no amounts of estimated deficiency payments accrued as of March 31, 2014, as the Company concluded that the potential for future deficiency payments did not meet the criteria of both probable and estimable. The Company accrued $100 of estimated deficiency payments as of December 31, 2013.

In addition to the recovery of certain general and administrative expenses incurred, the Bradley Agreement provides for an annual management fee payment, which is based on operating profit tiers. The annual management fee is further apportioned 60% to the

Company and 40% to an un-affiliated entity and the annual management fee will be paid to the extent funds are available for the trustee to make distribution, and are paid after Guaranteed Payments (as defined in the Bradley Agreement) are paid, and after the repayment of all deficiency payments, including interest and premium. Cumulative management fees of approximately $13,983 and $13,733 have not been recognized as of March 31, 2014 and December 31, 2013, respectively, and no management fees were recognized as revenue for the three months ended March 31, 2014 and 2013.

9. Borrowing Arrangements

Long-term borrowings, in order of preference, consist of:

		Amount Outstanding
	Maturity Date	March 31, 2014	December 31, 2013
		(Unaudited)
Senior Credit Facility, net of discount	October 2, 2017	$302,320	$286,672
Other obligations	Various	1,951	1,994
Total debt		304,271	288,666
Less current portion		26,537	24,632
Total long-term debt		$277,734	$264,034

Senior Credit Facility

On October 2, 2012, the Company entered into a Credit Agreement with Bank of America, as administrative agent, Wells Fargo Bank, N.A. (“Wells Fargo Bank”) and JPMorgan Chase Bank, as co-syndication agents, U.S. Bank National Association, First Hawaiian Bank and General Electric Capital Corporation, as co-documentation agents, Merrill Lynch, Pierce, Fenner & Smith Inc., Wells Fargo Securities, LLC and J.P. Morgan Securities LLC, as joint lead arrangers and joint book managers, and the lenders party thereto (the “Lenders”).

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

The Company may be required to make mandatory repayments of principal within 90 days of each fiscal year-end provided that certain excess cash is available, as defined within the Credit Agreement.  In the event the Company is required to make mandatory repayments of principal pursuant to the Credit Agreement, the aggregate borrowings available under the Senior Credit Facility are reduced by the amount of mandatory principal repayments made by the Company.  In March 2014, the Company made a mandatory principal repayment of $7,940, as provided under the Credit Agreement.  There were no mandatory repayments of principal required under the Credit Agreement in 2013.

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

Under the terms of the Credit Agreement, as of March 31, 2014 and June 30, 2014, we are required to maintain a maximum consolidated total debt to EBITDA ratio of not greater than 4.0:1.0.  There are certain future step downs as described in the Credit Agreement; decreasing to 3.75:1.0 as of the end of each fiscal-quarter ending after July 1, 2014 through and including the quarter ending June 30, 2015, 3.5:1.0 as of the end of each fiscal quarter ending after July 1, 2015 through and including June 30, 2016 and 3.25:1.0 as of the end of each fiscal quarter ending after July 1, 2016.   In addition, as of March 31, 2014 and June 30, 2014, we are required to maintain a minimum consolidated fixed charge coverage ratio of not less than 1.25:1.0., decreasing to 1.35:1.0 as of the end of each fiscal quarter ending after July 1, 2014.

The Company was in compliance with all covenants as of March 31, 2014.

At March 31, 2014, the Company had $46,683 of borrowing availability under the Credit Agreement, of which the Company could have borrowed $8,701 on March 31, 2014 and remained in compliance with the above described covenants as of such date.  The additional borrowing availability under the Credit Agreement is limited only as of the Company’s fiscal quarter-end by the covenant restrictions described above.   At March 31, 2014, the Company had $56,167 of letters of credit outstanding under the Senior Credit Facility, with aggregate borrowings against the Senior Credit Facility of $305,460 (excluding debt discount of $3,140.)

Interest Rate Swap Transactions

On October 25, 2012, the Company entered into Interest Rate Swap transactions (collectively, the “Interest Rate Swaps”) with each of JPMorgan Chase Bank, N.A., Bank of America, N.A. and PNC Bank, N.A. in an initial aggregate Notional Amount of $150.0 million (the “Notional Amount”). The Interest Rate Swaps have an effective date of October 31, 2012 and a termination date of September 30, 2017. The Interest Rate Swaps effectively fix the interest rate on an amount of variable interest rate borrowings under the Credit Agreement, originally equal to the Notional Amount at 0.7525% per annum plus the applicable margin rate for LIBOR loans under the Credit Agreement, determined based upon the Company’s consolidated total debt to EBITDA ratio. The Notional Amount is subject to scheduled quarterly amortization that coincides with quarterly prepayments of principal under the Credit Agreement. These Interest Rate Swaps are classified as cash flow hedges, and we calculate the effectiveness of the hedge on a monthly basis. The ineffective portion of the cash flow hedge is recognized in earnings as an increase of interest expense. As of March 31, 2014, no ineffectiveness of the hedge has been recognized. See Note 12. Fair Value Measurement for the fair value of the interest rate swap as of March 31, 2014 and December 31, 2013.

The Company does not enter into derivative instruments for any purpose other than for cash flow hedging purposes.

10. Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following components, net of tax (unaudited):

	For the three months ended
	March 31, 2014	March 31, 2013

Net income	$4,790	$309
Effective portion of cash flow hedge	(12)	153
Effect of foreign currency translation	28	(135)
Comprehensive income	4,806	327
Less: comprehensive income attributable to noncontrolling interest	487	569
Comprehensive income (loss) attributable to SP Plus Corporation	$4,319	$(242)

Accumulated other comprehensive income (loss) is comprised of unrealized gains (losses) on cash flow hedges and foreign currency translation adjustments. The components of changes in accumulated comprehensive income (loss), net of taxes, for the three months ended March 31, 2014 were as follows (unaudited):

	Foreign Currency Translation Adjustments	Effective Portion of Unrealized Gain (Loss) on Derivative	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2013	$(368)	$486	$118
Changes in other comprehensive income (loss)	28	(12)	16
Balance at March 31, 2014	$(340)	$474	$134

11. Income Taxes

For the three months ended March 31, 2014, the Company recognized an income tax benefit of $7,438 compared to a $154 income tax benefit for the three months ended March 31, 2013.  The effective tax rate is a benefit of 280.9% for the three months ended March 31, 2014 compared to a benefit of 99.4% for the three months ended March 31, 2013. The effective tax rate for the three months ended March 31, 2014 was a benefit of 280.9%, primarily as a result of recognizing a $6,359 discrete benefit for the reversal of a valuation allowance for a deferred tax asset established for historical net operating losses attributable to the State of New York.  The valuation allowance was reversed in the first quarter of 2014 due to State of New York tax law changes effective March 31, 2014, which resulted in the Company determining that the future benefit of the net operating loss carryforwards were more likely than not to be realized.

As of March 31, 2014, the Company has not identified any uncertain tax positions that would have a material impact on the Company’s financial position. The Company recognizes potential interest and penalties related to uncertain tax positions, if any, in income tax expense.

The tax years that remain subject to examination for the Company’s major tax jurisdictions at March 31, 2014 are shown below:

2009 - 2013	United States—federal income tax
2007 - 2013	United States—state and local income tax
2010 - 2013	Canada

12. Fair Value Measurement

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

Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources, while unobservable inputs reflect a reporting entity’s pricing based upon its own market assumptions. Applicable accounting literature defines levels within the hierarchy based on the reliability of inputs as follows:

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

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis and the basis of measurement at March 31, 2014 and December 31, 2013:

	Fair Value Measurement at March 31, 2014 (unaudited)			Fair Value Measurement at December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Prepaid expenses and other
Interest rate swap	—	$804	—	—	$824	—
Liabilities:
Accrued expenses
Contingent acquisition consideration	—	—	$1,366	—	—	$1,374
Other long term liabilities
Contingent acquisition consideration	—	—	$195	—	—	$163

The Company seeks to minimize risks from interest rate fluctuations through the use of interest rate swap contracts and hedge only exposures in the ordinary course of business. Interest rate swaps are used to manage interest rate risk associated with our floating rate debt. The Company accounts for its derivative instruments at fair value, provided it meets certain documentary and analytical requirements to qualify for hedge accounting treatment. Hedge accounting creates the potential for a Consolidated Statement of Operations match between the changes in fair values of derivatives and the changes in cost of the associated underlying transactions, in this case interest expense. Derivatives held by the Company are designated as hedges of specific exposures at inception, with an expectation that changes in the fair value will essentially offset the change in the underlying exposure. Discontinuance of hedge accounting is required whenever it is subsequently determined that an underlying transaction is not going to occur, with any gains or losses recognized in the Consolidated Statement of Operations at such time, and with any subsequent changes in fair value recognized currently in earnings. Fair values of derivatives are determined based on quoted prices for similar contracts. The effective portion of the change in fair value of the interest rate swap is reported in accumulated other comprehensive income, a component of stockholders’ equity, and is being recognized as an adjustment to interest expense or other (expense) income, respectively, over the same period the related expenses are recognized in earnings. Ineffectiveness would occur when changes in the market value of the hedged transactions are not completely offset by changes in the market value of the derivative and the those related gains and losses on derivatives representing hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized currently in earnings when incurred. No ineffectiveness was recognized during the three months ended March 31, 2014 and 2013.

The significant inputs used to derive the fair value of the contingent acquisition consideration include financial forecasts of future operating results, the probability of reaching the forecast and the associated discount rate. The weighted average probability of the contingent acquisition consideration ranges from 5% to 100%, with a weighted average discount rate of 11%.

The following table provides a reconciliation of the beginning and ending balances for the contingent consideration liability measured at fair value using significant unobservable inputs (Level 3) (unaudited):

Due to Seller
Balance at December 31, 2013	$(1,537)
Payment of contingent consideration	141
Change in fair value	(166)

Balance at March 31, 2014	$(1,562)

For the three months ended March 31, 2014, the Company recognized an expense of $166 in General and Administrative Expenses within the Consolidated Statement of Income due to the change in fair value measurements using a Level 3 valuation technique. For the three months ended March 31, 2013, the Company recognized a benefit of $308 in General and Administrative Expenses within the Consolidated Statement of Income due to the change in fair value measurements using a Level 3 valuation technique. These adjustments were the result of using revised forecasts of operating results, updates to the probability of achieving the revised forecasts and updated fair value measurements that revised the Company’s contingent consideration obligations related to the purchase of these businesses.

Nonrecurring Fair Value Measurements

Certain assets are measured at fair value on a nonrecurring basis; that is, the assets are measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). Non-financial assets such as goodwill, intangible assets, and leasehold improvements, equipment land and construction in progress are subsequently measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment is recognized. The Company assesses the impairment of intangible assets annually or whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. The fair value of its goodwill and intangible assets is not estimated if there is no change in events or circumstances that indicate the carrying amount of an intangible asset may not be recoverable. There were no impairment charges for the three months ended March 31, 2014 and 2013.

Financial instruments not measured at fair value

The following table presents the carrying amounts and estimated fair values of financial instruments not measured at fair value in the Consolidated Balance Sheet at March 31, 2014 (unaudited) and December 31, 2013:

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$24,271	$24,271	$23,158	$23,158
Long-term debt—
Senior credit facility, net of discount	(302,320)	(302,320)	(286,672)	(286,672)
Other obligations	$(1,951)	$(1,951)	$(1,994)	$(1,994)

The carrying value of cash and cash equivalents approximates their fair value due to the short-term nature of these financial instruments and has been classified as a Level 1 measurement. The fair value of the Senior Credit Facility and other obligations was estimated to not be materially different from the carrying amount, as these instruments bear interest at variable market rates and are generally measured using a discounted cash flow analysis based on current market interest rates for similar types of financial instruments and have been classified as a Level 2 measurement.

Book overdrafts of $26,748 and $29,310 are included within Accounts Payable in the Consolidated Balance Sheet as of March 31, 2014 and December 31, 2013, respectively.

13. Business Unit Segment Information

Segment information is presented in accordance with a “management approach,” which designates the internal reporting used by the Chief Operating Decision Maker (“CODM”) for making decisions and assessing performance as the source of the Company’s reportable segments. The Company’s segments are organized in a manner consistent with which separate financial information is available and evaluated regularly by the Company’s CODM in deciding how to allocate resources and in assessing performance.

An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenue and incur expenses, and about which separate financial information is regularly evaluated by the Company’s CODM. The CODM is the Company’s chief executive officer.

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

On November 1, 2013, the Company changed its internal reporting segment information reported to its CODM. The Company now reports Ontario, Manitoba and Quebec in Region One and Missouri, Nebraska, North Carolina and South Carolina in Region Five. All prior periods presented have been restated to reflect the new internal reporting to the CODM.

The business is managed based on regions administered by executive vice presidents. The following is summary of revenues (excluding reimbursed management contract revenue) and gross profit by regions for the three months ended March 31, 2014 and 2013 (unaudited):

	Three Months Ended March 31, 2014	Gross Margin %	Three Months Ended March 31, 2013	Gross Margin %

Revenues(a):
Region One
Lease contracts	70,014		72,083
Management contracts (b)	24,988		28,447
Total Region One	95,002		100,530
Region Two
Lease contracts	1,197		1,326
Management contracts	12,720		10,215
Total Region Two	13,917		11,541
Region Three
Lease contracts	11,879		11,413
Management contracts	14,126		15,821
Total Region Three	26,005		27,234
Region Four
Lease contracts	11,350		11,265
Management contracts	26,528		24,728
Total Region Four	37,878		35,993
Region Five
Lease contracts	22,387		25,050
Management contracts	10,227		11,311
Total Region Five	32,614		36,361
Other
Lease contracts	(192)		(52)
Management contracts	1,366		(427)
Total Other	1,174		(479)
Reimbursed management contract revenue	169,178		159,477
Total revenues	375,768		370,657
Gross Profit
Region One
Lease contracts	(130)	0%	2,270	3%
Management contracts	11,672	47%	13,469	47%
Total Region One	11,542		15,739
Region Two
Lease contracts	135	11%	266	0%
Management contracts	3,047	24%	2,277	22%
Total Region Two	3,182		2,543
Region Three
Lease contracts	599	5%	778	7%
Management contracts	5,186	37%	5,888	37%
Total Region Three	5,785		6,666
Region Four
Lease contracts	645	6%	751	7%
Management contracts	8,178	31%	5,500	22%
Total Region Four	8,823		6,251
Region Five
Lease contracts	3,447	15%	4,885	20%
Management contracts	3,901	38%	4,772	42%
Total Region Five	7,349		9,657
Other
Lease contracts	(145)	76%	17	100%
Management contracts	(1,243)	(91)%	(548)	128%
Total Other	(1,388)		(531)
Total gross profit	35,292		40,325
General and administrative expenses	26,066		27,948
General and administrative expense percentage of gross profit	74%		69%
Depreciation and amortization	7,163		7,493
Operating income	2,063		4,884
Other expenses (income):
Interest expense	4,809		4,840
Interest income	(98)		(111)
	4,711		4,729
(Loss) income before income taxes	(2,648)		155
Income tax (benefit)	(7,438)		(154)
Net income	4,790		309
Less: Net income attributable to noncontrolling interest	487		569
Net income (loss) attributable to SP Plus Corporation	$4,303		$(260)

(a)                                 Excludes reimbursed management contract revenue.

(b)                                 The three months ended March 31, 2013 included a net gain of $2,700 related to the sale of rights associated with certain contracts.

Region One encompasses operations in Connecticut, Delaware, District of Columbia, Illinois, Indiana, Kansas, Kentucky, Maine, Maryland, Massachusetts, Michigan, Minnesota, New Jersey, New York, Ohio, Pennsylvania, Rhode Island, Virginia, West Virginia, Wisconsin and the Canadian provinces of Manitoba, Ontario, and Quebec.

Region Two encompasses event planning and transportation, and the Company’s technology-based parking and traffic management systems.

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

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations should be read in conjunction with the consolidated financial statements  and the notes thereto contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and the notes thereto included in our Annual Report on our Form 10-K for the year ended December 31, 2013.

Important Information Regarding Forward-Looking Statements

This quarterly report on Form 10-Q is being filed by SP Plus Corporation (“SP Plus” or the “Company”) with the Securities and Exchange Commission (“SEC”) and contains forward-looking statements, which are based on our current assumptions and expectations. These statements are typically accompanied by the words “expect,” “estimate,” “expect,” “intend”, ‘will,” “predict,” “project,” “may,” “should,” “could,” “believe,” “would,” “might,” “anticipates,” or words of similar terms and phrases, but such words, terms and phrases are not the exclusive means of identifying such statements.  These expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995.  These forward looking statements are made based on management’s expectations, beliefs and projections concerning future events and are subject to uncertainties and factors relating to operations and the business environment, all of which are difficult to predict and many of which are beyond management’s control.  These forward looking statements are not guarantees of future performance and there can be no assurance that our expectations, beliefs and projections will be realized.

Although we believe there is a reasonable basis for the forward-looking statements, our actual results could be materially different. The most important factors which could cause our actual results to differ from our forward-looking statements are set forth on our description of risk factors in Item 1A. Risk Factors of our Form 10-K for the fiscal year ended December 31, 2013, which should be read in conjunction with the forward-looking statements in this report. Forward-looking statements speak only as of the date they are made, and except as expressly required by the federal securities laws, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, changed circumstances, future events or for any other reason.

Overview

Our Business

We provide parking management, ground transportation and other ancillary services to commercial, institutional and municipal clients in the United States, Puerto Rico and Canada. Our services include a comprehensive set of on-site parking management and ground transportation services, which consist of training, scheduling and supervising all service personnel as well as providing customer service, marketing, maintenance, security and accounting and revenue control functions necessary to facilitate the operation of clients’ parking facilities. We also provides a range of ancillary services such as airport shuttle operations, valet services, taxi and livery dispatch services and municipal meter revenue collection and enforcement services.

We operate our clients’ properties through two types of arrangements: management contracts and leases. Under a management contract, we typically receive a base monthly fee for managing the facility, and we may also receive an incentive fee based on the achievement of facility performance objectives. We also receive fees for ancillary services. Typically, all of the underlying revenue and expenses under a standard management contract flow through to our clients rather than to us. However, some management contracts, which are referred to as “reverse” management contracts, usually provide for larger management fees and require us to pay various costs. Under lease arrangements, we generally pay to the property owner either a fixed annual rent, a percentage of gross customer collections or a combination thereof. We collect all revenue under lease arrangements and we are responsible for most operating expenses, but we are typically not responsible for major maintenance, capital expenditures or real estate taxes. Margins for lease contracts vary significantly, not only due to operating performance, but also due to variability of parking rates in different cities and varying space utilization by parking facility type and location. As of March 31, 2014, we operated approximately 80% of our locations under management contracts and approximately 20% of our locations under leases. For the three months ended March 31, 2014, we derived approximately 89% of our gross profit under management contracts and approximately 11% of our gross profit under lease contracts.

In evaluating our financial condition and operating performance, management’s primary focus is gross profit, total general and administrative expenses and general and administrative expenses as a percentage of our gross profit. Although the underlying economics to us of management contracts and leases are similar, the manner in which we are required to account for them differs. Revenue from leases includes all gross customer collections derived from our leased locations (net of local parking taxes), whereas revenue from management contracts only includes our contractually agreed upon management fees and amounts attributable to ancillary services. Gross customer collections at facilities under management contracts, therefore, are not included in our revenue.

Accordingly, while a change in the proportion of our operating agreements that are structured as leases versus management contracts may cause significant fluctuations in reported revenue and expense of parking services, that change will not artificially affect our gross profit. For example, as of March 31, 2014, we operated approximately 80% of our locations under management contracts and we derived approximately 89% of our gross profit under management contracts. Only approximately 44% of total revenue (excluding reimbursed management contract revenue), however, was from management contracts because under those contracts the revenue collected from parking customers belongs to our clients. Therefore, gross profit and total general and administrative expenses, rather than revenue, are management’s primary focus.

On October 2, 2012, we completed our acquisition (the “Central Merger”) of Central Parking Corporation (“Central”) for 6,161,332 shares of our common stock and the assumption of $217.7 million of Central’s debt net of cash acquired. Additionally, Central’s former stockholders will be entitled to receive $27.0 million to be paid three years after closing, to the extent the $27.0 million is not used to satisfy seller indemnity obligations pursuant to the Agreement and Plan of Merger dated February 12, 2012. Our consolidated results of operations for the three months ended March 31, 2014 and 2013 include Central’s results of operations for the period.

General Business Trends

We believe that sophisticated commercial real estate developers and property managers and owners recognize the opportunity for parking and related services to be a profit generator rather than a cost center. Often, the parking experience makes both the first and the last impressions on their properties’ tenants and visitors. By outsourcing these services, they are able to capture additional profit by leveraging the unique operational skills and controls that an experienced parking management company can offer. Our ability to consistently deliver a uniformly high level of parking and related services and maximize the profit to our clients improves our ability to win contracts and retain existing locations. Our location retention rate was approximately 88%, compared to approximately 89% for the twelve-month period ended March 31, 2013, excluding Central for the period of time in 2012 it was not under our ownership and dispositions required by the Department of Justice in connection with the Central Merger.

Summary of Operating Facilities

We focus our operations in core markets where a concentration of locations improves customer service levels and operating margins. The following table reflects our facilities operated at the end of the periods indicated:

	March 31, 2014	December 31, 2013	March 31, 2013
Managed facilities	3,356	3,393	3,516
Leased facilities	826	850	904
Total facilities	4,182	4,243	4,420

Revenue

We recognize parking services revenue from lease and management contracts as the related services are provided. Substantially all of our revenue comes from the following two sources:

•             Parking services revenue—lease contracts. Parking services revenue related to lease contracts consist of all revenue received at a leased facility, including parking receipts (net of local parking taxes), consulting and real estate development fees, gains on sales of contracts and payments for exercising termination rights.

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

Reimbursed Management Contract Revenue

Reimbursed management contract revenue consists of the direct reimbursement from the property owner for operating expenses incurred under a management contract, which are reflected in our revenue.

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

Reimbursed Management Contract Expense

Reimbursed management contract expense consists of direct reimbursed costs incurred on behalf of property owners under a management contract, which are reflected in our cost of parking services.

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

Depreciation and Amortization

Depreciation is determined using a straight-line method over the estimated useful lives of the various asset classes, or in the case of leasehold improvements, over the initial term of the operating lease or its useful life, whichever is shorter. Intangible assets determined to have finite lives are amortized over their remaining estimated useful life.

Results of Operations

Segments

An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenue and incur expenses, and about which separate financial information is regularly evaluated by our Chief Operating Decision Maker (“CODM”), in deciding how to allocate resources. Our CODM is our chief executive officer.

On November 1, 2013, the company changed its internal reporting segment information reported to its CODM. The company now reports Ontario, Manitoba and Quebec in Region One and Missouri, Nebraska, North Carolina and South Carolina in Region Five. All periods presented have been restated to reflect the new reporting to the CODM.

Region One encompasses operations in Connecticut, Delaware, District of Columbia, Illinois, Indiana, Kansas, Kentucky, Maine, Maryland, Massachusetts, Michigan, Minnesota, New Jersey, New York, Ohio, Pennsylvania, Rhode Island, Virginia, West Virginia, Wisconsin and the Canadian Provinces of Manitoba, Ontario, and Quebec.

Region Two encompasses event planning and transportation, and our technology-based parking and traffic management systems.

Region Three encompasses operations in Arizona, California, Colorado, Hawaii, New Mexico, Oregon, Utah, Washington, and the Canadian Province of Alberta.

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

The business is managed based on regions administered by executive vice presidents. The following is a summary of revenues (excluding reimbursed management contract revenue), cost of parking services and gross profit by regions for the three months ended March 31, 2014 and 2013:

Three Months ended March 31, 2014 Compared to Three Months ended March 31, 2013

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

Segment revenue information is summarized as follows (unaudited):

	Three Months Ended March 31,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	Amount	%
	(In millions)
Lease contract revenue:
New location	$0.9	$—	$—	$—	$0.5	$0.1	$0.6	$—	$0.2	$—	$—	$—	$2.2	$0.1	$2.1	2100.0%
Contract expirations	—	0.5	—	—	—	0.9	—	1.1	—	0.2	—	—	—	2.7	(2.7)	-100.0%
Same location	18.8	18.7	—	—	4.4	4.1	10.7	10.2	7.1	7.4	(0.1)	—	40.9	40.4	0.5	1.2%
Conversions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	0.0%
Acquisitions	50.4	52.9	1.2	1.3	7.0	6.2	—	—	15.1	17.5	(0.2)	—	73.5	77.9	(4.4)	-5.6%
Total lease contract revenue	$70.1	$72.1	$1.2	$1.3	$11.9	$11.3	$11.3	$11.3	$22.4	$25.1	$(0.3)	$—	$116.6	$121.1	$(4.5)	-3.7%
Management contract revenue:
New location	$2.4	$0.2	$1.8	$—	$0.9	$0.1	$0.3	$—	$0.8	$0.1	$—	$—	$6.2	$0.4	$5.8	1450.0%
Contract expirations	0.1	0.8	—	—	—	2.3	—	0.1	—	0.2	—	—	0.1	3.4	(3.3)	-97.1%
Same location	13.8	13.1	5.3	4.8	8.2	8.2	12.5	12.1	3.7	3.7	(0.5)	0.1	43.0	42.0	1.0	2.4%
Conversions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	0.0%
Acquisitions	8.7	14.4	5.6	5.4	5.0	5.3	13.7	12.6	5.7	7.3	2.0	(0.7)	40.7	44.3	(3.6)	-8.1%
Total management contract revenue	$25.0	$28.5	$12.7	$10.2	$14.1	$15.9	$26.5	$24.8	$10.2	$11.3	$1.5	$(0.6)	$90.0	$90.1	$(0.1)	-0.1%

Parking services revenue—lease contracts.  Lease contract revenue decreased $4.5 million, or 3.7%, to $116.6 million for the three months ended March 31, 2014, compared to $121.1 million for the three months ended March 31, 2013, of which approximately $1.6 million of the decrease has been attributed to the adverse impact on our revenue due to the severe weather. The decrease in lease contract revenue consisted of a decrease from the Standard Operations of $0.1 million and a decrease of $4.4 million from the Central Operations.  The decrease from Standard Operations resulted primarily from increases of $2.1 million from new locations and $0.5 million from same locations, partially offset by a $2.7 million decrease in revenue from contract expirations.  The increase in same location revenue of $0.5 million was due to increases in short-term and monthly parking revenue.

From a reporting segment perspective, lease contract revenue decreased primarily due to contract expirations in regions one, three, four and five and acquisitions for regions one, two, five and other.  The decrease in lease contract revenue, which was primarily related to contract expiration and acquisitions, was partially offset by increases in lease contract revenue for new locations in region one, three, four and five, same locations for regions one, three and four and acquisitions for region three.  Same location revenue increases for the aforementioned regions were primarily due to increases in short-term parking and valet services revenue, despite the adverse impact due to the severe weather.

Revenue associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

Parking services revenue—management contracts.  Management contract revenue decreased $0.1 million, or 0.1%, to $90.0 million for the three months ended March 31, 2014, compared to $90.1 million for the three months ended March 31, 2013, despite an increase of $0.9 million related to increased revenue from our maintenance service line for snow removal due to severe weather.  The decrease in management contract revenue was due primarily to a $3.6 million decrease in Central Operations, partially offset by a $3.5 million increase from Standard Operations.  The increase in revenue for Standard Operations resulted primarily from an increase in revenue of $5.8 million from new locations and $1.0 million in same locations, partially offset by a $3.3 million decrease in revenue from contract expirations.  Same location revenue increased $1.0 million, primarily due to increases in transient parking and other ancillary services and additional snow removal revenue.  Acquisition revenue for the three months ended March 31, 2013 includes a $2.7 million net benefit from the sale of a contract right, for which there were no similar sales in the first quarter of 2014.

From a reporting segment perspective, management contract revenue decreased primarily due to same locations in other, contract expirations in regions one, three, four and five and acquisitions in regions one, three and five, which was partially offset by increases in revenue for new locations in region one, three, four and five, same locations in regions one, two and four, and acquisitions in regions two, four and other.  The increases in same location revenue was primarily due to increases in transient parking and other ancillary services.

Revenue associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

Reimbursed management contract revenue. Reimbursed management contract revenue increased $9.7 million, or 6.1%, to $169.2 million for the three months ended March 31, 2014, compared to $159.5 million for the three months ended March 31, 2013. This increase resulted from additional reimbursements for costs incurred on behalf of owners.

Segment cost of parking services information is summarized as follows (unaudited):

	Three Months Ended March 31,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	Amount	%
	(In millions)
Cost of parking services lease contracts:
New location	$0.7	$—	$—	$—	$0.5	$0.1	$0.5	$—	$0.2	$—	$—	$—	$1.9	$0.1	$1.8	1800.0%
Contract expirations	—	0.5	—	—	—	0.9	—	1.0	—	0.2	—	—	—	2.6	(2.6)	-100.0%
Same location	18.7	18.7	—	—	4.0	3.8	10.3	9.7	6.7	6.7	0.6	0.1	40.3	39.0	1.3	3.3%
Conversions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	0.0%
Acquisitions	50.8	50.6	1.1	1.1	6.8	5.8	(0.2)	(0.1)	12.0	13.2	(0.6)	(0.2)	69.9	70.4	(0.5)	-0.7%
Total cost of parking services lease contracts	$70.2	$69.8	$1.1	$1.1	$11.3	$10.6	$10.6	$10.6	$18.9	$20.1	$—	$(0.1)	$112.1	$112.1	$—	0.0%
Cost of parking services management contracts:
New location	$1.8	$0.1	$1.3	$—	$0.6	$—	$0.2	$—	$0.6	$0.1	$0.1	$—	$4.6	$0.2	$4.4	2200.0%
Contract expirations	0.2	0.3	—	—	—	1.5	—	—	0.1	—	—	—	0.3	1.8	(1.5)	-83.3%
Same location	7.7	6.9	4.6	4.6	5.0	4.8	8.9	8.5	2.1	2.2	1.3	0.4	29.6	27.4	2.2	8.0%
Conversions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	0.0%
Acquisitions	3.6	7.7	3.7	3.7	3.4	3.6	9.2	10.6	3.6	4.1	1.2	(0.4)	24.7	29.3	(4.6)	-15.7%
Total cost of parking services management contracts	$13.3	$15.0	$9.6	$8.3	$9.0	$9.9	$18.3	$19.1	$6.4	$6.4	$2.6	$—	$59.2	$58.7	$0.5	0.9%

Cost of parking services—lease contracts.  Cost of parking services for lease contracts remained unchanged for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.  While cost of parking services remained unchanged for the comparable periods presented on a consolidated basis, there was a $0.9 million increase in cost of parking services attributed to the adverse impacts of severe weather.  The increase in cost of parking services from Standard Operations of $0.5 million was offset by a $0.5 million decrease from the Central Operations.  The increase in Standard Operations resulted primarily from an increase of $1.3 million from same locations and $1.8 million related to new locations, partially offset by a $2.6 million decrease in cost of parking services for contract expirations.  Same location costs increased primarily due to higher rent expense, primarily as a result of contingent rental payments on the increase in revenue for same locations.

From a reporting segment perspective, cost of parking services for lease contracts increased primarily due to new locations in regions one, three, four and five, same locations for regions three, four and other, and acquisitions for regions one and three, offset by reductions in cost for contract expirations in regions one, three, four and five and acquisitions for regions four, five and other.  Same location cost increased primarily due to increases in contingent rent payments on the increase in lease revenue.

Cost of parking services associated with contract expirations relates to contacts that have expired, however, we were operating the facility in the comparative period presented.

Cost of parking services—management contracts.  Cost of parking services for management contracts increased $0.5 million, or 0.9%, to $59.2 million for the three months ended March 31, 2014, compared to $58.7 million for the three months ended March 31, 2013.  The increase in cost of parking services for management contracts was the result of an increase from the Standard Operations of $5.1 million, partially offset by a decrease of $4.6 million from the Central Operations.  The increase in costs of parking services includes an increase of approximately $1.0 million related to the impact of severe weather, which includes increased maintenance expense from our maintenance business for snow removal and an increase in casualty claims.  The increase in costs of parking services for Standard Operations resulted primarily from an increase of $2.2 million in same locations and $4.4 million in new locations partially offset by a $1.5 million decrease in cost of parking services for contract expirations.  Same locations cost of parking services increased primarily as a result of increases in associated revenue for same locations for management contracts.

From a reporting segment perspective, cost of parking services for management contracts increased primarily due to new locations in all five operating regions, combined with an increase in cost of parking services within same locations for regions one, three, four and other and acquisitions for the other region. The increase in cost of parking services for management contracts were partially offset due to a reduction in cost of parking services related to contract expirations in regions one and three, acquisitions within regions one, three, four and five and same locations in region five.  Same location cost increases primarily resulted from increases in costs associated with reverse management contracts and the cost of providing management services.  The increase in cost of parking services for same location within the other region was primarily attributed to prior year insurance reserve adjustments and costs that are not specifically identifiable to a region.

Cost of parking services associated with contract expirations relates to contacts that have expired, however, we were operating the facility in the comparative period presented.

Segment gross profit/gross profit percentage information is summarized as follows (unaudited):

	Three Months Ended March 31,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	Amount	%
	(In millions)
Gross profit lease contracts:
New location	$0.2	$—	$—	$—	$—	$—	$0.1	$—	$—	$—	$—	$-	$0.3	$-	$0.3	100.0%
Contract expirations	—	—	—	—	—	—	—	0.1	—	—	—	—	—	0.1	(0.1)	-100.0%
Same location	0.1	—	—	—	0.4	0.3	0.4	0.5	0.4	0.7	(0.7)	(0.1)	0.6	1.4	(0.8)	-57.1%
Conversions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	0.0%
Acquisitions	(0.4)	2.3	0.1	0.2	0.2	0.4	0.2	0.1	3.1	4.3	0.4	0.2	3.6	7.5	(3.9)	-52%
Total gross profit lease contracts	$(0.1)	$2.3	$0.1	$0.2	$0.6	$0.7	$0.7	$0.7	$3.5	$5.0	$(0.3)	$0.1	$4.5	$9.0	$(4.5)	-50.0%

	(Percentages)
Gross profit percentage lease contracts:
New location	22.2%	0.0%	0.0%	0.0%	0.0%	0.0%	16.7%	0.0%	0.0%	0.0%	0.0%	0.0%	13.6%	0.0%
Contract expirations	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	9.1%	0.0%	0.0%	0.0%	0.0%	0.0%	3.7%
Same location	0.5%	0.0%	0.0%	0.0%	9.1%	7.3%	3.7%	4.9%	5.6%	9.5%	700.0%	0.0%	1.5%	3.5%
Conversions	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Acquisitions	-0.8%	4.3%	8.3%	15.4%	2.9%	6.5%	0.0%	0.0%	20.5%	24.6%	-200.0%	0.0%	4.9%	9.6%
Total gross profit percentage	-0.1%	3.2%	8.3%	15.4%	5.0%	6.2%	6.2%	6.2%	15.6%	19.9%	100.0%	0.0%	3.9%	7.4%

	(In millions)
Gross profit management contracts:
New location	$0.6	$0.1	$0.5	$—	$0.3	$0.1	$0.1	$—	$0.2	$—	$(0.1)	$-	$1.6	$0.2	$1.4	700.0%
Contract expirations	(0.1)	0.5	—	—	—	0.8	—	0.1	(0.1)	0.2	—	—	(0.2)	1.6	(1.8)	-112.5%
Same location	6.1	6.2	0.7	0.2	3.2	3.4	3.6	3.6	1.6	1.5	(1.8)	(0.3)	13.4	14.6	(1.2)	-8.2%
Conversions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	0.0%
Acquisitions	5.1	6.7	1.9	1.7	1.6	1.7	4.5	2.0	2.1	3.2	0.8	(0.3)	16.0	15.0	1.0	6.7%
Total gross profit management contracts	$11.7	$13.5	$3.1	$1.9	$5.1	$6.0	$8.2	$5.7	$3.8	$4.9	$(1.1)	$(0.6)	$30.8	$31.4	$(0.6)	-1.9%

	(Percentages)
Gross profit percentage management contracts:
New location	25.0%	50.0%	27.8%	0.0%	33.3%	100.0%	33.3%	0.0%	25.0%	0.0%	0.0%	0.0%	25.8%	50.0%
Contract expirations	-100.0%	62.5%	0.0%	0.0%	0.0%	34.8%	0.0%	100.0%	0.0%	100.0%	0.0%	0.0%	-200.0%	47.1%
Same location	44.2%	47.3%	13.2%	4.2%	39.0%	41.5%	28.8%	43.2%	27.0%	40.5%	360.0%	-300.0%	31.2%	34.8%
Conversions	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Acquisitions	58.6%	46.5%	33.9%	31.5%	32.0%	32.1%	32.8%	36.8%	47.4%	43.8%	40.0%	42.9%	39.3%	33.9%
Total gross profit percentage	46.8%	47.4%	24.4%	18.6%	36.2%	37.7%	30.9%	23.0%	37.3%	43.4%	-73.3%	100.0%	34.2%	34.9%

Gross profit—lease contracts.  Gross profit for lease contracts decreased $4.5 million, or 50.0%, to $4.5 million for the three months ended March 31, 2014, compared to $9.0 million for three months ended March 31, 2013.   The decrease in gross profit for lease contracts is primarily related to $2.5 million reduction attributed to the adverse impact due to severe weather.  The decrease in gross profit for lease contracts consisted of a decrease from the Standard Operations of $0.6 million, and a decrease of $3.9 million from the Central Operations.  Gross profit percentage for lease contracts decreased to 3.9% for the three months ended March 31, 2014, compared to 7.4% for the three months ended March 31, 2013.  Gross profit for lease contracts decreased primarily as a result of decreases in gross profit for contract expirations same location and acquisitions, partially offset by an increase in new locations. Gross profit for lease contracts related to same locations increased primarily as a result of increases in short-term and monthly parking revenue.

From a reporting segment perspective, gross profit for lease contracts decreased primarily due to acquisitions in region one, two, three, and five, decreases in same locations for region four, five and other, acquisitions for regions one, two, three and five and contract expirations in region four, partially offset by increases to gross profit for new locations in regions one and four, same locations for regions one and three and acquisitions for region four and other.  Gross profit for lease contracts on same locations increased primarily due to increases in short-term and monthly parking revenue.

Gross profit associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

Gross profit—management contracts.  Gross profit for management contracts decreased $0.6 million, or 1.9%, to $30.8 million for the three months ended March 31, 2014, compared to $31.4 million for the three months ended March 31, 2013.  The decrease in gross profit for management contracts was due in part to $0.1 million unfavorable impact due to severe weather.  The decrease in gross profit for management contracts consisted of a decrease from the Standard Operations of $1.6 million, partially offset by an increase of $1.0 million from Central Operations.  Gross profit percentage for management contracts decreased to 34.2% for the three months ended March 31, 2014, compared to 34.9% for the three months ended March 31, 2013.  Gross profit for management contracts decreased primarily as a result of contract expirations and same locations, partially offset by an increases in acquisitions and new locations.  Gross profit for management contracts on same locations decreased primarily due to increased costs associated with reverse management contracts and the cost of providing management services.

From a reporting segment perspective, gross profit for management contracts decreased primarily due to same locations in region one and three, contract expirations for regions one, three, four and five and acquisitions in region one, three and five, partially offset by increases to gross profit for new locations in regions one, two, three, four and five, same locations in region two and five and acquisitions for regions two, four and other.  Gross profit for management contracts decreases on same locations were primarily the result of increases in costs associated with reverse management contracts and the cost of providing management services.  The other region amounts in same location primarily represent prior year insurance reserve adjustments and amounts that are not specifically identifiable to a specific region.

Gross profit associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

General and administrative expenses. General and administrative expenses decreased $1.8 million, or 6.4%, to $26.1 million for the three months ended March 31, 2014, compared to $27.9 million for the three months ended March 31, 2013. This decrease was primarily related to a reduction in integration costs incurred in connection with the Central Merger and expected pay-out under our performance-based compensation programs, partially offset by fluctuations in the estimate of contingent consideration obligations relating to previous acquisitions as well as changes in compensation and benefit costs.

Depreciation and amortization. Depreciation and amortization decreased $0.3 million, or 4.4%, to $7.2 million for the three months ended March 31, 2014, as compared to $7.5 million for the three months ended March 31, 2013. This decrease was a result of a reduction in amortization and depreciation for acquired tangible and intangible assets from the Central Merger.

Interest expense. Interest expense was $4.8 million for the three months ended March 31, 2014 and 2013.

Interest income. Interest income was $0.1 million for the three months ended March 31, 2014 and 2013.

Income tax expense. Income tax benefit increased $7.3 million or 4,729.0%, to $7.4 million for the three months ended March 31, 2014, as compared to a benefit of $0.2 million for the three months ended March 31, 2013.  The effective tax rate for the three months ended March 31, 2014 was a benefit of 280.9%, primarily as a result of recognizing a $6.4 million discrete benefit for the reversal of a valuation allowance for a deferred tax asset established for historical net operating losses attributable to the State of New York.  The valuation allowance was reversed in the first quarter 2014 due to the New York tax law changes effective March 31, 2014.

Liquidity and Capital Resources

Outstanding Indebtedness

On March 31, 2014, we had total indebtedness of approximately $304.3 million, an increase of $15.6 million from December 31, 2013. The $304.3 million includes:

•             $302.3 million under our Senior Credit Facility, net of discount (defined below); and

•             $2.0 million of other debt including capital lease obligations and other indebtedness.

We believe that our cash flow from operations, combined with availability under our Senior Credit Facility which amounted to $10.7 million at March 31, 2014, will be sufficient to enable us to repay our indebtedness, and to fund other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before their respective maturities. We believe that we will be able to refinance our indebtedness on commercially reasonable terms.

Senior Credit Facility

On October 2, 2012, the Company entered into a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents, U.S. Bank National Association, First Hawaiian Bank and General Electric Capital Corporation, as co-documentation agents, Merrill Lynch, Pierce, Fenner & Smith Inc., Wells Fargo Securities, LLC and J.P. Morgan Securities LLC, as joint lead arrangers and joint book managers, and the lenders party thereto (the “Lenders”).

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

The Company may be required to make mandatory repayments of principal within 90 days of each fiscal year-end provided that certain excess cash is available, as defined within the Credit Agreement.  In the event the Company is required to make mandatory repayments of principal pursuant to the Credit Agreement, the aggregate borrowings available under the Senior Credit Facility is reduced by the amount of mandatory principal repayments made by the Company.  In March 2014, the Company made a mandatory principal repayment of $7.9 million, as provided under the Credit Agreement.  There were no mandatory repayments of principal required under the Credit Agreement in 2013.

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

Under the terms of the Credit Agreement, as of March 31, 2014 and June 30, 2014, we are required to maintain a maximum consolidated total debt to EBITDA ratio of not greater than 4.0:1.0.  There are certain future step downs as described in the Credit Agreement; decreasing to 3.75:1.0 as of the end of each fiscal-quarter ending after July 1, 2014 through and including the quarter ending June 30, 2015, 3.5:1.0 as of the end of each fiscal quarter ending after July 1, 2014 through and including June 30, 2016 and 3.25:1.0 as of the end of each fiscal quarter ending after July 1, 2016.   In addition, as of March 31, 2014 and June 30, 2014, we are required to maintain a minimum consolidated fixed charge coverage ratio of not less than 1.25:1.0., decreasing to 1.35:1.0 as of the end of each fiscal quarter ending after July 1, 2014.

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

We were in compliance with all of our covenants as of March 31, 2014. We amended the covenants in November 2013 in connection with our restatement and based on the amendment, we will continue to treat the Bradley Agreement consistent with our prior accounting for purposes of the covenants.

At March 31, 2014, the Company had $46.7 million of borrowing availability under the Credit Agreement, of which the Company could have borrowed $8.7 million on March 31, 2014 and remained in compliance with the above described covenants as of such date. Accordingly, during the quarter ending June 30, 2014, under the Credit Agreement we expect to be able to incur additional borrowings significantly greater than the amount as of March 31, 2014.   The additional borrowing availability under the Credit Agreement is limited only as of the Company’s fiscal quarter-end by the covenant restrictions described above.   At March 31, 2014, the Company had $56.2 million of letters of credit outstanding under the Senior Credit Facility, with aggregate borrowings against the Senior Credit Facility of 305.5 million (excluding debt discount of $3.1 million).

Interest Rate Swap Transactions

On October 25, 2012, the Company entered into Interest Rate Swap transactions (collectively, the “Interest Rate Swaps”) with each of JPMorgan Chase Bank, N.A., Bank of America, N.A. and PNC Bank, N.A. in an initial aggregate Notional Amount of $150.0 million (the “Notional Amount”). The Interest Rate Swaps have an effective date of October 31, 2012 and a termination date of September 30, 2017. The Interest Rate Swaps effectively fix the interest rate on an amount of variable interest rate borrowings under the Credit Agreement, originally equal to the Notional Amount at 0.7525% per annum plus the applicable margin rate for LIBOR loans under the Credit Agreement, determined based upon the Company’s consolidated total debt to EBITDA ratio. The Notional Amount is subject to scheduled quarterly amortization that coincides with quarterly prepayments of principal under the Credit Agreement. These Interest Rate Swaps are classified as cash flow hedges, and we calculate the effectiveness of the hedge on a monthly basis. The ineffective portion of the cash flow hedge is recognized in earnings as an increase of interest expense. As of March 31, 2014, no ineffectiveness of the hedge has been recognized. The fair value of the Interest Rate Swaps at March 31, 2014 is an asset of $0.8 million and is included in Prepaid Expenses and Other within the Consolidated Balance Sheet.

We do not enter into derivative instruments for any purpose other than for cash flow hedging purposes.

Deficiency Payments

Pursuant to our obligations with respect to the parking garage operations at Bradley International Airport, we are required to make certain payments for the benefit of the State and for holders of special facility revenue bonds. The deficiency payments represent contingent interest bearing advances to the trustee to cover operating cash flow requirements. As of March 31, 2014, we made $14.6 million of cumulative deficiency payments to the trustee, net of reimbursements. Deficiency payments made are recorded as increases to cost of parking services and the reimbursements are recorded as reductions to cost of parking services. We believe these advances to be fully recoverable and will recognize the principal, interest and premium payments related to the deficiency repayments when received. We do not directly guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.

We received deficiency repayments (net of payments made) of $0.1 million in the three months ended March 31, 2014, compared to deficiency payments made (net of repayments received) of $0.4 million in the three months ended March 31, 2013. We received an immaterial amount of premium and no interest on deficiency repayments from the trustee for the three months ended March 31, 2014. We did not receive any interest or premium on deficiency payments for the three months ended March 31, 2013.

Daily Cash Collections

As a result of day-to-day activity at our parking locations, we collect significant amounts of cash. Lease contract revenue is generally deposited into our local bank accounts, with a portion remitted to our clients in the form of rental payments according to the terms of the leases. Under management contracts, some clients require us to deposit the daily receipts into one of our local bank accounts, with the cash in excess of our operating expenses and management fees remitted to the clients at negotiated intervals. Other clients require us to deposit the daily receipts into client designated bank accounts, and the clients then reimburse us for operating expenses and pay our management fee subsequent to month-end. Some clients require segregated bank accounts for the receipts and disbursements at locations. Our working capital and liquidity may be adversely affected if a significant number of our clients require us to deposit all parking revenues into their respective accounts.

Our liquidity also fluctuates on an intra-month and intra-year basis, depending on the contract mix and timing of significant cash payments. Additionally, our ability to utilize cash deposited into our local accounts is dependent upon the availability and movement of that cash into our corporate account. For all these reasons, from time to time, we carry a significant cash balance, while also utilizing our Senior Credit Facility.

Net Cash Used in Operating Activities

Net cash used in operating activities totaled $9.7 million for the first three months of 2014. Cash used in operating activities for the first three months of 2014 included changes in operating assets and liabilities that resulted in a use of $16.6 million, partially offset by cash provided from operations of $6.8 million. The net decrease in changes in operating assets and liabilities resulted primarily from; (i) an increase in notes and accounts receivables of $16.5 million due to timing on payments from our clients; (ii) a decrease in accounts payable of $3.6 million, which resulted primarily from the reduction of payments owed to our clients that are under management contracts as described under “Daily Cash Collections”; (iii) a decrease in accrued liabilities of $1.6 million partially related to the payment of our performance-based compensation accrual during the first quarter of 2014 and reductions in accrued rents and customer deposits; partially offset by (iv) a net decrease in prepaid and other assets of $5.1 million, primarily as a result of receiving an income tax refund in the first quarter of 2014.

Net cash used in operating activities totaled $9.5 million for the first three months of 2013. Cash used in operating activities for the first three months of 2013 included changes in operating assets and liabilities that resulted in a use of $17.1 million, partially offset by cash provided from operations of $7.6 million. The net decrease in changes in operating assets and liabilities resulted primarily from; (i) a decrease in accrued liabilities of $8.3 million and primarily related to the payment of our performance-based compensation accrual in the first quarter of 2013 of $3.7 million, $10.6 million in reductions in accrued rents, insurance reserves and customer deposits, partially offset by an increase of $5.9 million in other long-term liabilities, primarily due to insurance reserves and an increase in the non-qualified deferred compensation plan; (ii) an increase in notes and accounts receivables of $5.7 million; (iii) a decrease in accounts payable of $10.5 million which primarily resulted from the timing on payments to our clients and new business that are under management contracts as described under “Daily Cash Collections”; partially offset by (iv) a net decrease in prepaid and other assets of $7.8 million.

Net Cash Used in Investing Activities

Net cash used in investing activities totaled $3.4 million in the first three months of 2014. Cash used in investing activities for the first three months of 2014 included $3.3 million for capital investments needed to secure and/or extend lease facilities, investment in information system enhancements and infrastructure, and cost of contract purchases of $0.1 million.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities totaled $14.2 million in the first three months of 2014. Cash provided by financing activities for the first three months of 2014 included $15.2 million of net proceeds on our Senior Credit Facility, partially offset by $0.8 million distributed to non-controlling interests and $0.1 million on contingent payments for businesses acquired.

Net cash provided by financing activities totaled $11.1 million in the first three months of 2013. Cash provided by financing activities for the first three months of 2013 included $11.9 million of net proceeds on our Senior Credit Facility, partially offset by $0.6 million distributed to non-controlling interests and $0.2 million for payments on capital leases.

Cash and Cash Equivalents

We had cash and cash equivalents of $24.3 million and $23.1 million at March 31, 2014 and December 31, 2013, respectively.

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Form 10-K for the year-ended December 31, 2013.

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we conducted an evaluation, under supervision and with the participation of management, including the chief executive officer, chief financial officer and corporate controller, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2014. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the Securities and Exchange Commission (SEC) under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There have been no significant changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

We are subject to litigation in the normal course of our business. The outcomes of legal proceedings and claims brought against us and other loss contingencies are subject to significant uncertainty. We accrue a charge against income when our management determines that it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. In addition, we accrue for the authoritative judgments or assertions made against us by government agencies at the time of their rendering, regardless of our intent to appeal. In determining the appropriate accounting for loss contingencies, we consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss. We regularly evaluate current information available to us to determine whether an accrual should be established or adjusted. Estimating the probability that a loss will occur and estimating the amount of a loss or a range of loss involves significant judgment. In addition, the Company is subject to various legal proceedings, claims and other matters that arise in the ordinary course of business. In the opinion of management, the amount of the liability, if any, with respect to these matters will not materially affect the Company’s consolidated financial statements. We maintain liability insurance coverage to assist in protecting our assets from losses arising from or related to activities associated with business operations.

Item 2.      Unregistered Sales of Equity and Use of Proceeds

There were no sales or repurchases of stock in the three months ended March 31, 2014.

Item 3.     Defaults Upon Senior Securities

Not applicable.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

Not applicable.

Item 6.      Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description

10.1†

Employment Agreement effective as of March 3, 2014 by and between the Company and Vance C. Johnston (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K/A filed on March 31, 2014).

31.1*	Section 302 Certification dated May 8, 2014 for James A. Wilhelm, Director and Chief Executive Officer (Principal Executive Officer).

31.2*	Section 302 Certification dated May 8, 2014 for Vance C. Johnston, Chief Financial Officer and Treasurer (Principal Financial Officer).

31.3*	Section 302 Certification dated May 8, 2014 for Daniel R. Meyer, Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer).

32*	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 8, 2014.
101.INS *	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*            Filed herewith

† Management contract or compensation plan, contract or agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SP PLUS CORPORATION

Dated: May 8, 2014	By:	/s/ JAMES A. WILHELM
James A. Wilhelm
Director and Chief Executive Officer
(Principal Executive Officer)

Dated: May 8, 2014	By:	/s/ VANCE C. JOHNSTON
Vance C. Johnston
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Dated: May 8, 2014	By:	/s/ DANIEL R. MEYER
Daniel R. Meyer
Senior Vice President,
Corporate Controller and Assistant Treasurer
(Principal Accounting Officer and Duly Authorized Officer)