Form 10-Q
period 2014-06-30
SP Plus Corp
filed 2014-08-07
CIK 1059262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

Commission file number: 000-50796

SP Plus Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware	16-1171179
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

200 E. Randolph Street, Suite 7700

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

As of August 1, 2014, there were 21,996,678 shares of common stock of the registrant outstanding.

SP PLUS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SP PLUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share data)

	June 30, 2014	December 31, 2013
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$23,551	$23,158
Notes and accounts receivable, net	116,510	115,126
Prepaid expenses and other	10,816	20,645
Deferred taxes	10,317	10,317
Total current assets	161,194	169,246
Leasehold improvements, equipment, land and construction in progress, net	46,200	44,885
Other assets:
Advances and deposits	5,306	7,149
Intangible assets, net	98,625	106,222
Favorable acquired lease contracts, net	53,899	60,034
Other assets, net	25,204	24,574
Cost of contracts, net	11,009	10,762
Goodwill	439,488	439,503
	633,531	648,244
Total assets	$840,925	$862,375
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$110,775	$115,493
Accrued and other current liabilities	98,350	102,350
Current portion of obligations under senior credit facility and other long-term debt obligations	28,551	24,632
Total current liabilities	237,676	242,475
Deferred taxes	10,314	17,348
Long-term borrowings, excluding current portion:
Obligations under senior credit facility	247,924	263,457
Other long-term debt obligations	717	577
	248,641	264,034
Unfavorable lease contracts, net	67,194	74,130
Other long-term liabilities	62,113	60,677
Stockholders’ equity:
Preferred Stock, par value $0.01 per share; 5,000,000 shares authorized as of June 30, 2014 and December 31, 2013; no shares issued	—	—
Common stock, par value $.001 per share; 50,000,000 shares authorized as of June 30, 2014 and December 31, 2013; 21,996,678 and 21,977,311 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	22	22
Additional paid-in capital	242,519	240,665
Accumulated other comprehensive income (loss)	(75)	118
Accumulated deficit	(28,069)	(37,679)
Total SP Plus Corporation stockholders’ equity	214,397	203,126
Noncontrolling interest	590	585
Total equity	214,987	203,711
Total liabilities and stockholders’ equity	$840,925	$862,375

See Notes to Condensed Consolidated Interim Financial Statements.

SP PLUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for share and per share data, unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Parking services revenue:
Lease contracts	$124,958	$123,232	$241,593	$244,317
Management contracts	84,931	88,659	174,886	178,754
	209,889	211,891	416,479	423,071
Reimbursed management contract revenue	164,539	158,402	333,717	317,879
Total revenue	374,428	370,293	750,196	740,950
Cost of parking services:
Lease contracts	111,979	112,014	224,063	224,132
Management contracts	50,016	53,833	109,230	112,570
	161,995	165,847	333,293	336,702
Reimbursed management contract expense	164,539	158,402	333,717	317,879
Total cost of parking services	326,534	324,249	667,010	654,581
Gross profit:
Lease contracts	12,979	11,218	17,530	20,185
Management contracts	34,915	34,826	65,656	66,184
Total gross profit	47,894	46,044	83,186	86,369
General and administrative expenses	24,996	26,868	51,062	54,816
Depreciation and amortization	7,730	8,252	14,893	15,745
Operating income	15,168	10,924	17,231	15,808
Other expenses (income):
Interest expense	4,811	4,763	9,620	9,603
Interest income	(94)	(128)	(192)	(239)
	4,717	4,635	9,428	9,364
Income before income taxes	10,451	6,289	7,803	6,444
Income tax provision (benefit)	4,254	2,065	(3,184)	1,911
Net income	6,197	4,224	10,987	4,533
Less: Net income attributable to noncontrolling interest	890	780	1,377	1,349
Net income attributable to SP Plus Corporation	$5,307	$3,444	$9,610	$3,184
Common stock data:
Net income per share:
Basic	$0.24	$0.16	$0.44	$0.15
Diluted	$0.24	$0.15	$0.43	$0.14
Weighted average shares outstanding:
Basic	21,991,965	21,889,777	21,984,912	21,880,274
Diluted	22,398,886	22,221,102	22,375,377	22,195,953

See Notes to Condensed Consolidated Interim Financial Statements.

SP PLUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Net income	$6,197	$4,224	$10,987	$4,533
Other comprehensive income (loss)	(209)	870	(193)	889
Comprehensive income	5,988	5,094	10,794	5,422
Less: comprehensive income attributable to noncontrolling interest	890	780	1,377	1,349
Comprehensive income attributable to SP Plus Corporation	$5,098	$4,314	$9,417	$4,073

See Notes to Condensed Consolidated Interim Financial Statements.

SP PLUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended
	June 30, 2014	June 30, 2013

Operating activities:
Net income	$10,987	$4,533
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	14,885	15,170
Net accretion of acquired lease contracts	(801)	(3,013)
Loss on sale and abandonment of assets	244	590
Amortization of debt issuance costs	674	791
Amortization of original discount on borrowings	705	654
Non-cash stock-based compensation	1,941	2,468
Provisions for losses on accounts receivable	469	149
Excess tax benefit related to vesting of restricted stock units	87	—
Deferred income taxes	(6,804)	(1,052)
Net change in operating assets and liabilities	667	(13,283)
Net cash provided by operating activities	23,054	7,007
Investing activities:
Purchase of leasehold improvements and equipment	(8,149)	(7,906)
Cost of contracts purchased	(662)	(337)
Proceeds from sale of assets	146	52
Capitalized interest	(17)	—
Contingent payments for businesses acquired	(260)	—
Net cash used in investing activities	(8,942)	(8,191)
Financing activities:
Tax benefit from vesting of restricted stock units	(87)	—
Contingent payments for businesses acquired	(141)	(142)
Borrowings from senior credit facility	6,800	6,850
Payments on term loan	(19,190)	(11,250)
Distribution to noncontrolling interest	(1,372)	(1,612)
Borrowing (payments) on other long-term debt obligations	214	(383)
Net cash provided by financing activities	(13,776)	(6,537)
Effect of exchange rate changes on cash and cash equivalents	57	(272)
Increase (decrease) in cash and cash equivalents	393	(7,993)
Cash and cash equivalents at beginning of period	23,158	28,450
Cash and cash equivalents at end of period	$23,551	$20,457
Supplemental disclosures:
Cash paid (received) during the period for:
Interest	$7,168	$8,179
Income taxes, net	(3,139)	1,062

See Notes to Condensed Consolidated Interim Financial Statements.

SP PLUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollars in thousands except share and per share data, unaudited)

1. The Company

SP Plus Corporation (the “Company”) provides parking management, ground transportation and other ancillary services to commercial, institutional and municipal clients in the United States, Puerto Rico and Canada. Its services include a comprehensive set of on-site parking management and ground transportation services, which consist of training, scheduling and supervising all service personnel as well as providing customer service, marketing, maintenance, security and accounting and revenue control functions necessary to facilitate the operation of clients’ parking facilities. The Company also provides a range of ancillary services such as airport shuttle operations, valet services, taxi and livery dispatch services and municipal meter revenue collection and enforcement services.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures normally included in the Consolidated Balance Sheet, Statements of Income, and Comprehensive Income and Cash Flows prepared in conformity with U.S. GAAP have been condensed or omitted as permitted by such rules and regulations

In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results that might be expected for any other interim period or the fiscal year ended December 31, 2014. The financial statements presented in this report should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed on March 13, 2014.

Adopted Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities. This update requires additional disclosures about offsetting and related arrangements on assets and liabilities to enable users of financial statements to understand the effect of such arrangements on an entity’s financial position as reported. This amendment is effective for fiscal 2014 and retrospective application is required.  The adoption of this guidance on January 1, 2014 did not have an impact to the Company’s financial position, results of operations or cash flows or financial statement disclosures.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists to eliminate diversity in practice. Under this ASU, an unrecognized tax benefit, or a portion of an unrecognized tax benefit that exists at the reporting date, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if certain criteria are met. This amendment is effective for fiscal years and interim periods within those years beginning after December 15, 2013.  The adoption of this guidance on January 1, 2014 did not have an impact to the Company’s financial position, results of operations or cash flows or financial statement disclosures.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The amendments in ASU No. 2014-09 create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry specific revenue recognition guidance. In addition, the amendments supersede the cost guidance in Subtopic 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts, and create a new Subtopic 340-40, Other Assets and Deferred Costs — Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The amendments are effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2016. Early adoption is not permitted. The Company is currently assessing the impact on the Company’s financial position, results of operations, cash flows and financial statement disclosures.

3. Commitments and Contingencies

The Company is subject to litigation and other claims in the normal course of its business. The Company applies the provisions as defined in the guidance related to accounting for contingencies in determining the recognition and measurement of expense associated with legal claims against the Company. Management uses guidance from internal and external legal counsel on the potential outcome of litigation in determining the need to record liabilities for potential losses and the disclosure of pending legal claims.

The Company has contractual provisions under certain lease contracts to complete structural or other improvements to leased properties and incur repair costs, including improvements and repairs arising as a result of ordinary wear and tear.  The Company evaluates the nature of those costs when incurred and either capitalizes the costs as leasehold improvements, as applicable, or recognizes the costs as repair expenses within Cost of Parking Services-Leases within the Consolidated Statements of Income.

Certain lease contracts acquired in the Central Merger (defined in Note 5. Acquisition) include provisions allocating to the Company responsibility for all or a defined portion of structural or other improvement and repair costs required on the leased property, including improvement and repair costs arising as a result of ordinary wear and tear. During the three and six months ended June 30, 2014, we recorded $841 and $942, respectively, of costs (net of expected recovery of 80% of the total cost through the applicable indemnity discussed further below and in Note 5. Acquisition) in Cost of Parking Services-Leases within the Consolidated Statement of Income for structural and other improvement and repair costs related to certain lease contracts acquired in the Central Merger, whereby the Company has expensed repair costs for certain leases and has engaged a third-party general contractor to complete certain defined structural and other improvement and repair projects. The Company expects to incur substantial additional costs for certain structural or other improvement and repair costs pursuant to the contractual requirements of certain lease contracts acquired in the Central Merger.    Based on information available at this time, the Company currently estimates the total structural and other improvement and repair costs related to these lease contracts acquired in the Central Merger to be between $12,000 and $23,000; however, the Company is still in the process of determining the full extent of the required repairs and improvements required and estimated costs associated with these lease contracts acquired in the Central Merger.  The Company currently expects to recover at least 80% of the total costs incurred prior to October 1, 2015 through the applicable indemnity discussed further below and in Note 5. Acquisition.  While the Company is unable to estimate with certainty when such costs will be incurred, it is expected that all or a substantial majority of these costs will be incurred in early- to mid-calendar year 2015 and prior to October 1, 2015.

4. Intangible Assets, net

The following presents a summary of intangible assets, net, as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(Unaudited)
Covenant not to compete	$933	$933
Trade names and trademarks	9,820	9,820
Proprietary know how	34,650	34,650
Management contract rights	81,000	81,000
Accumulated amortization	(27,778)	(20,181)
Intangible assets, net	$98,625	$106,222

Amortization expense related to intangible assets included in depreciation and amortization was $3,796 and $5,020 for the three months ended June 30, 2014 and 2013, respectively, and $7,597 and $8,975 for the six months ended June 30, 2014 and 2013, respectively.

5. Acquisition

On October 2, 2012 (“Closing Date”), the Company completed its acquisition (the “Central Merger” or “Merger”) of 100% of the outstanding common shares of KCPC Holdings, Inc., which was the ultimate parent of Central Parking Corporation (collectively, “Central”), for 6,161,332 shares of Company common stock and the assumption of approximately $217,675 of Central’s debt, net of cash acquired. Additionally, Central’s former stockholders will be entitled to receive cash consideration of $27,000 to be paid three years after closing, to the extent the $27,000 is not used to satisfy seller indemnity obligations pursuant to the Agreement and Plan of Merger dated February 28, 2012 (the “Merger Agreement”).  The Company financed the acquisition through the issuance of its common stock and borrowings under the Senior Credit Facility (defined in Note 9. Borrowing Arrangements).

Pursuant to the Merger Agreement, the Company is entitled to indemnification from Central’s former stockholders (i) if and to the extent Central’s combined net debt and the absolute value of Central’s negative working capital (as determined in accordance with the Merger Agreement) (the “Net Debt Working Capital”) exceeded $285,000 as of September 30, 2012 and (ii) for certain defined adverse consequences as set forth in the Merger Agreement.  Pursuant to the Merger Agreement, Central’s former stockholders are required to satisfy certain indemnity obligations, which are capped at $27,000 cash consideration (the “Capped Items”) only through a reduction of the $27,000 cash consideration.  For certain other indemnity obligations set forth in the Merger Agreement which are not capped at the $27,000 cash consideration (the “Uncapped Items”), including the Net Debt Working Capital indemnity obligations described above, Central’s former stockholders may satisfy their indemnity obligations as follows (provided that the Company reserves the right to reject the cash and stock alternatives and choose to reduce the $27,000 cash consideration):

•                  Central’s former stockholders can elect to pay the applicable amount with cash;

•                  Central’s former stockholders can elect to pay the applicable amount with the Company’s common stock (valued at $23.64 per share, the market value as of the closing date of the Merger Agreement); or

•                  Central’s former stockholders can elect to reduce the $27,000 cash consideration by the applicable amount, subject to the condition that the cash consideration remains at least $17,000 to cover Capped Items.

The Company has determined and concluded that the Net Debt Working Capital was $299,979 as of September 30, 2012 and that; accordingly, the Net Debt Working Capital exceeded the threshold by $14,979.  In addition, the Company has determined that it currently has indemnity claims for certain defined adverse consequences, which would reduce the cash consideration payable in three years from the acquisition date by $9,432. In addition, the Company expects to have additional indemnity claims in the future as new matters arise. The Company has periodically given Central’s former stockholders notice regarding indemnification matters since the closing date of the Merger and has made adjustments for known matters, although Central’s former stockholders have not agreed to such adjustments nor made any elections with respect to the payment of any Uncapped Items. Furthermore, following the Company’s notices of indemnification matters, the representative of Central’s former stockholders has indicated that they may make additional inquiries and potentially raise issues with respect to the Company’s indemnification claims (including, specifically, as to the Company’s Net Debt Working Capital calculation) and that they may assert various claims of their own relating to the Merger Agreement.  Under the Merger Agreement, all post-closing claims and disputes, including as to indemnification matters, are ultimately subject to resolution through binding arbitration or, in the case of a dispute as to the calculation of Net Debt Working Capital, resolution by an independent public accounting firm.  The Company intends to pursue these dispute resolution processes, as applicable, in a timely manner.

In determining the Net Debt Working Capital as of September 30, 2012 of $14,979 and the indemnity claims for certain defined adverse consequences of $9,432, the Company has evaluated the nature of the costs and related indemnity claims and has concluded that it is probable that such indemnified claims will sustain any challenge from Central’s former stockholders. Additionally and as previously discussed in Note 3. Legal and Other Contingencies, certain lease contracts acquired in the Central Merger include provisions allocating to the Company responsibility for all or a defined portion of structural or other improvement and repair costs required on the property, including improvement and repair costs arising as a result of ordinary wear and tear.  As the Company incurs structural and other improvement and repair costs for these lease contracts acquired in the Central Merger, the Company will seek indemnification for a significant portion of these costs pursuant to the Merger Agreement and reduces the cash consideration payable in three years from the acquisition date by such amounts.

The following table sets forth the adjustments to the cash consideration payable by the Company to the former stockholders of Central, based upon the foregoing determinations:

Cash consideration payable in three years from the acquisition date, pursuant to the Merger Agreement and prior to Central Net Debt Working Capital and indemnification of certain defined adverse consequences, net		$27,000

Net Debt Working Capital at September 30, 2012 as defined in the Merger Agreement	$(299,979)
Threshold of Net Debt Working Capital, pursuant to the Merger Agreement	$285,000
Excess over the threshold of Net Debt Working Capital		(14,979)

Indemnification of certain defined adverse consequences, net		(9,432)

Settled cash consideration		$2,589

Present value of cash consideration liability as of June 30, 2014		$2,151

The acquisition has been accounted for using the acquisition method of accounting (in accordance with the provisions of Accounting Standards Codification (“ASC”) 805, Business Combinations), which requires, among other things, that most assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The purchase price has been allocated based on the estimated fair value of net assets acquired and liabilities assumed at the date of the acquisition. The Company finalized the purchase price allocation during the third quarter of 2013, which resulted in revision to the previously reported preliminary amounts, applied retrospectively back to the date of the acquisition.

The Company has incurred certain acquisition and integration costs associated with the transaction that have been expensed as incurred and reflected in the Consolidated Statements of Income. The Company recognized $537 and $3,093 of these costs in the Consolidated Statement of Income for the three months ended June 30, 2014 and 2013, respectively, in General and Administrative Expenses. The Company recognized $2,042 and $7,317 of these costs in the Consolidated Statement of Income for the six months ended June 30, 2014 and 2013, respectively, in General and Administrative Expenses.

6. Stock-Based Compensation

Stock Options and Grants

There were no stock options granted during the six months ended June 30, 2014 and 2013. The Company recognized no stock-based compensation expense related to stock options for the six months ended June 30, 2014 and 2013, as all stock options previously granted were fully vested. As of June 30, 2014, there were no unrecognized compensation costs related to unvested stock options.

On April 22, 2014, the Company authorized vested stock grants to certain directors totaling 19,336 common shares. The total value of the grant, based on the fair value of common stock on the grant date, was $491 and is included in General and Administrative Expenses within the Consolidated Statement of Income.  On April 24, 2013, the Company authorized vested stock grants to certain directors totaling 21,949 common shares. The total value of the grant, based on the fair value of common stock on the grant date, was $465 and is included in General and Administrative Expenses within the Consolidated Statement of Income.

Restricted Stock Units

During the six months ended June 30, 2014, the Company authorized a one-time grant of 7,518 restricted stock units to an executive that vest in March 2019.  During the six months ended June 30, 2014 and 2013, 1,416 restricted stock units and 27,000 restricted stock units vested, respectively. During the six months ended June 30, 2014, 4,124 restricted stock units were forfeited under the amended and restated Long-Term Incentive Plan and became available for reissuance. No restricted stock units were forfeited in the six months ended June 30, 2013.

The Company recognized $721 and $1,017 of stock-based compensation expense related to the restricted stock units for the three months ended June 30, 2014 and 2013, respectively, which is included in General and Administrative Expenses within the Consolidated Statement of Income.  The Company recognized $1,450 and $2,059 of stock-based compensation expenses related to restricted stock units for the six months ended June 30, 2014 and 2013, respectively, which is included in General and Administrative expenses within the Consolidated Statements of Income.  As of June 30, 2014, there was $5,845 of unrecognized stock-based compensation costs, net of estimated forfeitures, related to the restricted stock units that are expected to be recognized over a weighted average remaining period of approximately 3.8 years.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted average common basic shares outstanding	21,991,965	21,889,777	21,984,912	21,880,274
Effect of dilutive stock options and restricted stock units	406,921	331,325	390,465	315,679
Weighted average common diluted shares outstanding	22,398,886	22,221,102	22,375,377	22,195,953
Net income (loss) per share:
Basic	$0.24	$0.16	$0.44	$0.15
Diluted	$0.24	$0.15	$0.43	$0.14

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

The total deficiency payments to the State of Connecticut, net of reimbursements, as of June 30, 2014 is are as follows:

2014
(Unaudited)
Balance at January 1, 2014	$14,649
Deficiency payments made	25
Deficiency repayment received	(1,075)
Balance at June 30, 2014	$13,599

During the three months ended June 30, 2014 and 2013, the Company received deficiency repayments (net of payments made) of $957 and $760, respectively, and received and recorded premium income of $104 and $60, respectively, with the net of these amounts recorded as reduction in Cost of Parking Services within the Consolidated Statement of Income. During the six months ended June 30, 2014 and 2013, the Company received deficiency repayments (net of payments made) of $1,050 and $357, respectively, and received and recorded premium of $117 and $60, respectively, with the net of these amounts recorded as reduction in Cost of Parking Services within the Consolidated Statement of Income.  The Company accrues for deficiency payments when the potential for future deficiency payments are both probable and estimable.  There were no amounts of estimated deficiency payments accrued as of June 30, 2014, as the Company concluded that the potential for future deficiency payments did not meet the criteria of both probable and estimable. The Company accrued $100 of estimated deficiency payments as of December 31, 2013.

In addition to the recovery of certain general and administrative expenses incurred, the Bradley Agreement provides for an annual management fee payment, which is based on operating profit tiers. The annual management fee is further apportioned 60% to the

Company and 40% to an unaffiliated entity and the annual management fee will be paid to the extent funds are available for the trustee to make a distribution, and are paid after Guaranteed Payments (as defined in the Bradley Agreement) are paid, and after the repayment of all deficiency payments, including interest and premium. Cumulative management fees of approximately $14,233 and $13,733 have not been recognized as of June 30, 2014 and December 31, 2013, respectively, and no management fees were recognized as revenue for the six months ended June 30, 2014 and 2013.

9. Borrowing Arrangements

Long-term borrowings, in order of preference, consist of:

		Amount Outstanding
	Maturity Date	June 30, 2014	December 31, 2013
		(Unaudited)
Obligations under Senior Credit Facility, net of original discount on borrowings	October 2, 2017	$274,986	$286,672
Other debt obligations	Various	2,206	1,994
Total debt obligations		277,192	288,666
Less: Current portion under Senior Credit Facility and other debt obligations		28,551	24,632
Total long-term borrowings		$248,641	$264,034

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

Under the terms of the Credit Agreement, as of June 30, 2014, the Company is required to maintain a maximum consolidated total debt to EBITDA ratio of not greater than 4.0:1.0.  There are certain future step downs as described in the Credit Agreement; decreasing to 3.75:1.0 as of the end of each fiscal-quarter ending after July 1, 2014 through and including the quarter ending June 30, 2015, 3.5:1.0 as of the end of each fiscal quarter ending after July 1, 2015 through and including June 30, 2016 and 3.25:1.0 as of the end of each fiscal quarter ending after July 1, 2016.   In addition, as of June 30, 2014, the Company is required to maintain a minimum consolidated fixed charge coverage ratio of not less than 1.25:1.0 and 1.35:1.0 as of the end of each fiscal quarter ending after July 1, 2014.

The Company was in compliance with all covenants as of June 30, 2014.

As of June 30, 2014, the Company had $68,638 of borrowing availability under the Credit Agreement, of which the Company could have borrowed $43,419 on June 30, 2014 and remained in compliance with the above described covenants as of such date.  The additional borrowing availability under the Credit Agreement is limited only as of the Company’s fiscal quarter-end by the covenant restrictions described above.   At June 30, 2014, the Company had $56,212 of letters of credit outstanding under the Senior Credit Facility, with aggregate borrowings against the Senior Credit Facility of $277,835 (excluding debt discount of $2,849).

Interest Rate Swap Transactions

On October 25, 2012, the Company entered into Interest Rate Swap transactions (collectively, the “Interest Rate Swaps”) with each of JPMorgan Chase Bank, N.A., Bank of America, N.A. and PNC Bank, N.A. in an initial aggregate Notional Amount of $150.0 million (the “Notional Amount”). The Interest Rate Swaps have an effective date of October 31, 2012 and a termination date of September 30, 2017. The Interest Rate Swaps effectively fix the interest rate on an amount of variable interest rate borrowings under the Credit Agreement, originally equal to the Notional Amount at 0.7525% per annum plus the applicable margin rate for LIBOR loans under the Credit Agreement, determined based upon the Company’s consolidated total debt to EBITDA ratio. The Notional Amount is subject to scheduled quarterly amortization that coincides with quarterly prepayments of principal under the Credit Agreement. These Interest Rate Swaps are classified as cash flow hedges, and the Company assesses the effectiveness of the hedge on a monthly basis. The ineffective portion of the cash flow hedge is recognized in earnings as an increase of interest expense. As of June 30, 2014, no ineffectiveness of the hedge has been recognized. See Note 12. Fair Value Measurement for the fair value of the interest rate swap as of June 30, 2014 and December 31, 2013.

The Company does not enter into derivative instruments for any purpose other than for cash flow hedging purposes.

10. Comprehensive Income

Comprehensive income consists of the following components, net of tax (unaudited):

	For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net income	$6,197	$4,224	$10,987	$4,533
Effective portion of cash flow hedge	(264)	1,007	(276)	1,161
Effect of foreign currency translation	55	(137)	83	(272)
Comprehensive income	5,988	5,094	10,794	5,422
Less: comprehensive income attributable to noncontrolling interest	890	780	1,377	1,349
Comprehensive income attributable to SP Plus Corporation	$5,098	$4,314	$9,417	$4,073

Accumulated other comprehensive income is comprised of unrealized gains (losses) on cash flow hedges and foreign currency translation adjustments. The components of changes in accumulated comprehensive income (loss), net of tax, for the six months ended June 30, 2014 were as follows (unaudited):

	Foreign Currency Translation Adjustments	Effective Portion of Unrealized Gain (Loss) on Derivative	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2013	$(368)	$486	$118
Change in other comprehensive income (loss)	83	(276)	(193)
Balance at June 30, 2014	$(285)	$210	$(75)

11. Income Taxes

For the three months ended June 30, 2014, the Company recognized income tax expense of $4,254 on pre-tax earnings of $10,451 compared to $2,065 income tax expense on pre-tax earnings of $6,289 for the three months ended June 30, 2013. For the six months ended June 30, 2014, the Company recognized an income tax benefit of $3,184 on pre-tax earnings of $7,803 compared to $1,911 income tax expense on pre-tax earnings of $6,444 for the six months ended June 30, 2013.  The effective tax rate for the six months ended June 30, 2014 was a benefit of 40.7%, primarily as a result of recognizing a $6,359 discrete benefit for the reversal of a valuation allowance for a deferred tax asset established for historical net operating losses attributable to the State of New York. The valuation allowance was reversed in the first quarter of 2014 due to the New York tax law changes effective March 31, 2014, which resulted in the Company determining that the future benefit of net operating loss carryforwards was more likely than not to be realized.

As of June 30, 2014, the Company has not identified any uncertain tax positions that would have a material impact on the Company’s financial position. The Company recognizes potential interest and penalties related to uncertain tax positions, if any, in income tax expense.

The tax years that remain subject to examination for the Company’s major tax jurisdictions at June 30, 2014 are shown below:

2009 — 2013	United States — federal income tax
2007 — 2013	United States — state and local income tax
2011 — 2013	Canada

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

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis and the basis of measurement at June 30, 2014 and December 31, 2013:

	Fair Value Measurement at June 30, 2014 (unaudited)			Fair Value Measurement at December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Prepaid expenses and other
Interest rate swap	—	$357	—	—	$824	—
Liabilities:
Accrued expenses
Contingent acquisition consideration	—	—	$1,866	—	—	$1,374
Other long term liabilities
Contingent acquisition consideration	—	—	$187	—	—	$163

The Company seeks to minimize risks from interest rate fluctuations through the use of interest rate swap contracts and hedge only exposures in the ordinary course of business. Interest rate swaps are used to manage interest rate risk associated with our floating rate debt. The Company accounts for its derivative instruments at fair value, provided it meets certain documentary and analytical requirements to qualify for hedge accounting treatment. Hedge accounting creates the potential for a Consolidated Statement of Operations match between the changes in fair values of derivatives and the changes in cost of the associated underlying transactions, in this case interest expense. Derivatives held by the Company are designated as hedges of specific exposures at inception, with an expectation that changes in the fair value will essentially offset the change in the underlying exposure. Discontinuance of hedge accounting is required whenever it is subsequently determined that an underlying transaction is not going to occur, with any gains or losses recognized in the Consolidated Statement of Operations at such time, and with any subsequent changes in fair value recognized currently in earnings. Fair values of derivatives are determined based on quoted prices for similar contracts. The effective portion of the change in fair value of the interest rate swap is reported in accumulated other comprehensive income, a component of stockholders’ equity, and is being recognized as an adjustment to interest expense or other (expense) income, respectively, over the same period the related expenses are recognized in earnings. Ineffectiveness would occur when changes in the market value of the hedged transactions are not completely offset by changes in the market value of the derivative and those related gains and losses on derivatives representing hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized currently in earnings when incurred. No ineffectiveness was recognized during the six months ended June 30, 2014 and 2013.

The significant inputs used to derive the fair value of the contingent acquisition consideration include financial forecasts of future operating results, the probability of reaching the forecast and the associated discount rate. The weighted average probability of the contingent acquisition consideration ranges from 10% to 50%, with a weighted average discount rate of 12%.

The following table provides a reconciliation of the beginning and ending balances for the contingent consideration liability measured at fair value using significant unobservable inputs (Level 3) (unaudited):

Due to Seller
Balance at December 31, 2013	$(1,537)
Payment of contingent consideration	141
Change in fair value	(657)

Balance at June 30, 2014	$(2,053)

Obligations related to contingent consideration for certain acquisitions were finalized in June 2014 in the amount of $1,620, for which we expect pay in the third quarter of 2014.

For the three months ended June 30, 2014, the Company recognized an expense of $491 in General and Administrative Expenses within the Consolidated Statement of Income due to the change in fair value measurements using a Level 3 valuation technique. The Company recognized no benefit or expense in the three months ended June 30, 2013. For the six months ended June 30, 2014 and 2013, the Company recognized an expense of $657 and a benefit of $308, respectively, and recognized the related expense and benefit in General and Administrative Expenses within the Consolidated Statement of Income due to the change in fair value measurements using a Level 3 valuation technique. These adjustments were the result of using revised forecasts of operating results, updates to the probability of achieving the revised forecasts and updated fair value measurements that revised the Company’s contingent consideration obligations related to the purchase of these businesses.

Nonrecurring Fair Value Measurements

Certain assets are measured at fair value on a nonrecurring basis; that is, the assets are measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). Non-financial assets such as goodwill, intangible assets, and leasehold improvements, equipment land and construction in progress are subsequently measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment is recognized. The Company assesses the impairment of intangible assets annually or whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. The fair value of its goodwill and intangible assets is not estimated if there is no change in events or circumstances that indicate the carrying amount of an intangible asset may not be recoverable. There were no impairment charges for the six months ended June 30, 2014 and 2013.

Financial instruments not measured at fair value

The following table presents the carrying amounts and estimated fair values of financial instruments not measured at fair value in the Consolidated Balance Sheet at June 30, 2014 (unaudited) and December 31, 2013:

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$23,551	$23,551	$23,158	$23,158
Debt obligations—
Senior Credit Facility, net of original discount on borrowings	(274,986)	(274,986)	(286,672)	(286,672)
Other debt obligations	$(2,206)	$(2,206)	$(1,994)	$(1,994)

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

Book overdrafts of $31,328 and $29,310 are included within Accounts Payable in the Consolidated Balance Sheet as of June 30, 2014 and December 31, 2013, respectively.

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

The business is managed based on regions administered by executive vice presidents. The following is a summary of revenues (excluding reimbursed management contract revenue) and gross profit by regions for the three and six months ended June 30, 2014 and 2013 (unaudited):

	For the three months ended				For the six months ended
	June 30, 2014	Gross Margin%	June 30, 2013	Gross Margin%	June 30, 2014	Gross Margin%	June 30, 2013	Gross Margin%

Revenues(a):
Region One
Lease contracts	$77,022		$76,978		$147,925		$150,718
Management contracts (b)	28,260		27,460		49,686		58,114
Total Region One	105,282		104,438		197,611		208,832
Region Two
Lease contracts	1,100		1,031		2,660		2,358
Management contracts	7,436		5,629		20,117		16,346
Total Region Two	8,536		6,660		22,777		18,704
Region Three
Lease contracts	12,041		11,719		23,920		23,138
Management contracts	14,773		15,743		28,834		33,463
Total Region Three	26,814		27,462		52,754		56,601
Region Four
Lease contracts	11,233		11,207		22,583		22,473
Management contracts	22,129		24,836		52,601		47,966
Total Region Four	33,362		36,043		75,184		70,439
Region Five
Lease contracts	23,639		22,396		44,828		45,823
Management contracts	10,328		9,426		19,715		20,400
Total Region Five	33,967		31,822		64,543		66,223
Other
Lease contracts	(77)		(99)		(323)		(193)
Management contracts	2,005		5,565		3,933		2,465
Total Other	1,928		5,466		3,610		2,272
Reimbursed management contract revenue	164,539		158,402		333,717		317,879
Total revenues	209,889		211,891		416,479		423,071
Gross Profit
Region One
Lease contracts	6,241	8%	5,487	7%	4,657	3%	8,343	6%
Management contracts	11,070	39%	11,504	42%	22,993	46%	26,035	45%
Total Region One	17,311		16,991		27,650		34,378
Region Two
Lease contracts	24	2%	63	6%	324	12%	329	14%
Management contracts	2,522	34%	1,881	33%	6,429	32%	4,572	28%
Total Region Two	2,546		1,944		6,753		4,901
Region Three
Lease contracts	1,521	13%	1,218	10%	2,991	13%	1,899	8%
Management contracts	5,396	37%	6,481	41%	10,674	37%	13,525	40%
Total Region Three	6,917		7,699		13,665		15,424
Region Four
Lease contracts	959	9%	1,098	10%	1,546	7%	1,790	8%
Management contracts	7,616	34%	7,731	31%	13,707	26%	11,675	24%
Total Region Four	8,575		8,829		15,253		13,465
Region Five
Lease contracts	4,817	20%	4,173	19%	8,156	18%	8,663	19%
Management contracts	5,091	49%	3,313	35%	9,150	46%	8,672	43%
Total Region Five	9,908		7,486		17,306		17,335
Other
Lease contracts	(583)	757%	(821)	829%	(144)	45%	(839)	435%
Management contracts	3,220	161%	3,916	70%	2,703	69%	1,705	69%
Total Other	2,637		3,095		2,559		866
Total gross profit	47,894		46,044		83,186		86,369
General and administrative expenses	24,996		26,868		51,062		54,816
General and administrative expense percentage of gross profit	52%		58%		61%		63%
Depreciation and amortization	7,730		8,252		14,893		15,745

	For the three months ended				For the six months ended
	June 30, 2014	Gross Margin%	June 30, 2013	Gross Margin%	June 30, 2014	Gross Margin%	June 30, 2013	Gross Margin%
Operating income	15,168		10,924		17,231		15,808
Other expenses (income):
Interest expense	4,811		4,763		9,620		9,603
Interest income	(94)		(128)		(192)		(239)
	4,717		4,635		9,428		9,364
Income before income taxes	10,451		6,289		7,803		6,444
Income tax (benefit)	4,254		2,065		(3,184)		1,911
Net income	6,197		4,224		10,987		4,533
Less: Net income attributable to noncontrolling interest	890		780		1,377		1,349
Net income attributable to SP Plus Corporation	$5,307		$3,444		$9,610		$3,184

(a)                                   Excludes reimbursed management contract revenue.

(b)                                  The six months ended June 30, 2013 included a net gain of $2,700 related to the sale of rights associated with a certain contract.

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

Region Three encompasses operations in Arizona, California, Colorado, Hawaii, Oregon, Utah, Washington and the Canadian Province of Alberta.

Region Four encompasses all major airport and transportation operations nationwide.

Region Five encompasses Alabama, Florida, Georgia, Louisiana, Mississippi, Missouri, Nebraska, New Mexico, North Carolina, Oklahoma, Puerto Rico, South Carolina, Tennessee, and Texas.

Other consists of ancillary revenue that is not specifically identifiable to a region and insurance reserve adjustments related to prior years.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Important Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q is being filed by SP Plus Corporation (“we”, “SP Plus” or the “Company”) with the Securities and Exchange Commission (“SEC”) and contains forward-looking statements, which are based on our current assumptions and expectations. These statements are typically accompanied by the words “expect,” “estimate,” “expect,” “intend”, ‘will,” “predict,” “project,” “may,” “should,” “could,” “believe,” “would,” “might,” “anticipates,” or words of similar terms and phrases, but such words, terms and phrases are not the exclusive means of identifying such statements.  These expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995.  These forward looking statements are made based on management’s expectations, beliefs and projections concerning future events and are subject to uncertainties and factors relating to operations and the business environment, all of which are difficult to predict and many of which are beyond management’s control.  These forward looking statements are not guarantees of future performance and there can be no assurance that our expectations, beliefs and projections will be realized.

Although we believe there is a reasonable basis for the forward-looking statements, our actual results could be materially different. The most important factors which could cause our actual results to differ from our forward-looking statements are set forth on our description of risk factors in Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which should be read in conjunction with the forward-looking statements in this report. Forward-looking statements speak only as of the date they are made, and except as expressly required by the federal securities laws, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, changed circumstances, future events or for any other reason.

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

We operate our clients’ properties through two types of arrangements: management contracts and leases. Under a management contract, we typically receive a base monthly fee for managing the facility, and we may also receive an incentive fee based on the achievement of facility performance objectives. We also receive fees for ancillary services. Typically, all of the underlying revenue and expenses under a standard management contract flow through to our clients rather than to us. However, some management contracts, which are referred to as “reverse” management contracts, usually provide for larger management fees and require us to pay various costs. Under lease arrangements, we generally pay to the property owner either a fixed annual rent, a percentage of gross customer collections or a combination thereof. We collect all revenue under lease arrangements and we are responsible for most operating expenses, but we are typically not responsible for major maintenance, capital expenditures or real estate taxes. Margins for lease contracts vary significantly, not only due to operating performance, but also due to variability of parking rates in different cities and varying space utilization by parking facility type and location. As of June 30, 2014, we operated approximately 81% of our locations under management contracts and approximately 19% of our locations under leases. For the six months ended June 30, 2014, we derived approximately 79% of our gross profit under management contracts and approximately 21% of our gross profit under lease contracts.

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

Accordingly, while a change in the proportion of our operating agreements that are structured as leases versus management contracts may cause significant fluctuations in reported revenue and expense of parking services that change will not artificially affect our gross profit. For example, as of June 30, 2014, we operated approximately 81% of our locations under management contracts and we derived approximately 79% of our gross profit under management contracts. Only approximately 42% of total revenue (excluding reimbursed management contract revenue), however, was from management contracts because under those contracts the revenue collected from parking customers belongs to our clients. Therefore, gross profit and total general and administrative expenses, rather than revenue, are management’s primary focus.

On October 2, 2012, we completed our acquisition (the “Central Merger”) of Central Parking Corporation (“Central”) for 6,161,332 shares of our common stock and the assumption of $217.7 million of Central’s debt, net of cash acquired. Additionally, Central’s former stockholders will be entitled to receive $27.0 million to be paid three years after closing, to the extent the $27.0 million is not used to satisfy seller indemnity obligations pursuant to the Agreement and Plan of Merger dated February 12, 2012. Our consolidated results of operations for the three and six months ended June 30, 2014 and 2013 include Central’s results of operations for the periods presented.

General Business Trends

We believe that sophisticated commercial real estate developers and property managers and owners recognize the opportunity for parking and related services to be a profit generator rather than a cost center. Often, the parking experience makes both the first and the last impressions on their properties’ tenants and visitors. By outsourcing these services, they are able to capture additional profit by leveraging the unique operational skills and controls that an experienced parking management company can offer. Our ability to consistently deliver a uniformly high level of parking and related services and maximize the profit to our clients improves our ability to win contracts and retain existing locations. Our location retention rate for the twelve-month period ending June 30, 2014 was approximately 89%, compared to approximately 88% for the twelve-month period ended June 30, 2013, excluding Central for the period of time in 2012 it was not under our ownership and dispositions required by the Department of Justice in connection with the Central Merger.

Summary of Operating Facilities

We focus our operations in core markets where a concentration of locations improves customer service levels and operating margins. The following table reflects our facilities operated at the end of the periods indicated:

	June 30, 2014	December 31, 2013	June 30, 2013
Managed facilities	3,398	3,393	3,473
Leased facilities	812	850	873
Total facilities	4,210	4,243	4,346

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

Region Three encompasses operations in Arizona, California, Colorado, Hawaii, Oregon, Utah, Washington, and the Canadian Province of Alberta.

Region Four encompasses all major airport and transportation operations nationwide.

Region Five encompasses Alabama, Florida, Georgia, Louisiana, Mississippi, Missouri, Nebraska, New Mexico, North Carolina, Oklahoma, Puerto Rico, South Carolina, Tennessee, and Texas.

Other consists of ancillary revenue that is not specifically identifiable to a region and insurance reserve adjustments related to prior years.

The business is managed based on regions administered by executive vice presidents. The following is a summary of revenues (excluding reimbursed management contract revenue), cost of parking services and gross profit by regions for the three and six months ended June 30, 2014 and 2013:

Three Months ended June 30, 2014 Compared to Three Months ended June 30, 2013

Segment revenue information is summarized as follows (unaudited):

	Three Months Ended June 30,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	Amount	%
	(In millions)
Lease contract revenue:
New location	$2.7	$—	$—	$—	$0.6	$—	$0.6	$—	$0.6	$—	$—	$—	$4.5	$—	$4.5	100.0%
Contract expirations	0.2	1.8	—	—	—	1.0	—	1.0	—	0.7	—	—	0.2	4.5	(4.3)	(95.6)%
Same location	74.0	74.3	1.1	1.0	11.4	10.7	10.6	10.2	23.0	21.7	(0.1)	(0.1)	120.0	117.8	2.2	1.9%
Conversions	0.1	0.9	—	—	0.1	—	—	—	—	—	—	—	0.2	0.9	(0.7)	(77.8)%
Total lease contract revenue	$77.0	$77.0	$1.1	$1.0	$12.1	$11.7	$11.2	$11.2	$23.6	$22.4	$(0.1)	$(0.1)	$124.9	$123.2	$1.7	1.4%
Management contract revenue:
New location	$2.6	$0.1	$0.3	$—	$0.9	$—	$1.3	$—	$1.3	$0.1	$—	$—	$6.4	$0.2	$6.2	3100%
Contract expirations	0.6	2.7	0.1	0.2	0.1	1.8	—	0.1	—	0.3	—	—	0.8	5.1	(4.3)	(84.3)%
Same location	25.0	24.5	7.1	5.4	13.8	13.8	20.8	24.7	9.0	9.1	2.0	5.6	77.7	83.1	(5.4)	(6.5)%
Conversions	0.1	—	—	—	—	0.1	—	—	0.1	—	—	—	0.2	0.1	0.1	100.0%
Total management contract revenue	$28.3	$27.3	$7.5	$5.6	$14.8	$15.7	$22.1	$24.8	$10.4	$9.5	$2.0	$5.6	$85.1	$88.5	$(3.4)	(3.8)%

Parking services revenue—lease contracts.  Lease contract revenue increased $1.7 million, or 1.4%, to $124.9 million for the three months ended June 30, 2014, compared to $123.2 million for the three months ended June 30, 2013. The increase in lease contract revenue resulted primarily from increases of $4.5 million from new locations and $2.2 million from same locations, partially offset by a $4.3 million decrease in revenue from contract expirations and $0.7 million decrease in conversions. Same location revenue increases were primarily due to increases in short-term parking and monthly parking revenue.

From a reporting segment perspective, lease contract revenue increased primarily due to new locations in regions one, three, four and five, same location increases two, three, four and five and conversions in region three. The increase in lease contract revenue was partially offset by decreases in lease contract revenue for contract expirations in regions one, three, four and five and conversions for region one.  Same location revenue increases for the aforementioned regions were primarily due to increases in short-term parking and monthly parking revenue.

Revenue associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

Parking services revenue—management contracts.  Management contract revenue decreased $3.4 million, or 3.8%, to $85.1 million for the three months ended June 30, 2014, compared to $88.5 million for the three months ended June 30, 2013.  The decrease in management contract revenue resulted primarily from decreases of $4.3 million from contract expirations and $5.4 million from same locations, partially offset by a $6.2 million increase from new locations and $0.1 million increase in conversions. The decreases in same location revenue were primarily due to decreases in other ancillary services.

From a reporting segment perspective, management contract revenue decreased primarily due to same locations in regions four, five and other, contract expirations in all five regions and conversions in region three, which was partially offset by increases in revenue for new locations in all five regions, same locations in regions one and two and conversions in regions one and five.  The decreases in same location revenue for the aforementioned regions were primarily due to decreases in other ancillary services.

Revenue associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

Reimbursed management contract revenue. Reimbursed management contract revenue increased $6.1 million, or 3.9%, to $164.5 million for the three months ended June 30, 2014, compared to $158.4 million for the three months ended June 30, 2013. This increase resulted from additional reimbursements for costs incurred on behalf of owners.

Segment cost of parking services information is summarized as follows (unaudited):

	Three Months Ended June 30,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	Amount	%
	(In millions)
Cost of parking services lease contracts:
New location	$2.3	$—	$—	$—	$0.5	$—	$0.5	$—	$0.4	$—	$—	$—	$3.7	$—	$3.7	100.0%
Contract expirations	0.2	1.8	—	—	—	0.9	—	0.9	—	0.5	—	—	0.2	4.1	(3.9)	(95.1)%
Same location	68.2	68.9	1.1	1.0	10.0	9.6	9.7	9.3	18.4	17.7	0.5	0.7	107.9	107.2	0.7	0.7%
Conversions	0.1	0.8	—	—	0.1	—	—	—	—	—	—	—	0.2	0.8	(0.6)	(75.0)%
Total cost of parking services lease contracts	$70.8	$71.5	$1.1	$1.0	$10.6	$10.5	$10.2	$10.2	$18.8	$18.2	$0.5	$0.7	$112.0	$112.1	$(0.1)	(0.1)%
Cost of parking services management contracts:
New location	$1.7	$—	$0.1	$—	$0.5	$—	$1.0	$—	$0.7	$0.1	$—	$—	$4.0	$0.1	$3.9	3900.0%
Contract expirations	0.7	1.7	—	0.1	0.1	1.1	—	0.1	—	0.1	—	—	0.8	3.1	(2.3)	(74.2)%
Same location	14.8	14.2	4.8	3.7	8.8	8.2	13.5	17.0	4.5	5.9	(1.2)	1.6	45.2	50.6	(5.4)	(10.7)%
Conversions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	0.0%
Total cost of parking services management contracts	$17.2	$15.9	$4.9	$3.8	$9.4	$9.3	$14.5	$17.1	$5.2	$6.1	$(1.2)	$1.6	$50.0	$53.8	$(3.8)	(7.1)%

Cost of parking services—lease contracts.  Cost of parking services for lease contracts decreased $0.1 million, or 0.1%, to $112.0 million for the three months ended June 30, 2014 compared to $112.1 million for the three months ended June 30, 2013.  The decrease in cost of parking services for lease contracts resulted primarily from decreases of $3.9 million from contract expirations and $0.6 million from conversions, partially offset by a $3.7 million increase from new locations and $0.7 million increase for same location costs. Same location costs increased primarily due to higher lease rent expense, primarily as a result of contingent rental payments on the increase in revenue for same locations and structural and other repair costs related to certain lease contracts acquired in the Central Merger, partially offset by a reduction in operating expenses.

From a reporting segment perspective, cost of parking services for lease contracts decreased primarily due to contract expirations in regions one, three, four and five, same locations in regions one and other and conversions in region one, partially offset by increases in new locations in regions one, three, four and five and same locations in regions two, three, four and five. Same location costs increased primarily due to higher lease rent expense, primarily as a result of contingent rental payments on the increase in revenue for same locations and structural and other repair costs related to certain lease contracts acquired in the Central Merger, partially offset by a reduction in operating expenses.

Cost of parking services associated with contract expirations relates to contacts that have expired, however, we were operating the facility in the comparative period presented.

Cost of parking services—management contracts.  Cost of parking services for management contracts decreased $3.8 million, or 7.1%, to $50.0 million for the three months ended June 30, 2014, compared to $53.8 million for the three months ended June 30, 2013. The decreases in cost of parking services for management contracts resulted primarily from decreases of $2.3 million from contract expirations and $5.4 million from same locations, partially offset by a $3.9 million increase from new locations. Same location cost decreased primarily due to piror year insurance reserve adjustments and costs not specifically identifiable to a region and decreases in costs associated with reverse management contracts and the cost of providing management services.

From a reporting segment perspective, cost of parking services for management contracts decreased primarily due to contract expirations in all five regions and same location in regions four, five and other, partially offset by increases in cost of parking services for management contracts for new locations in all five regions and same location in regions one, two and three.  Same location cost increased primarily as a result of increases in costs associated with reverse management contracts and the cost of providing management services.  The decrease in cost of parking services for same location within the other region was primarily attributed to prior year insurance reserve adjustments and costs that are not specifically identifiable to a region and decreases in costs assocaiated with reverse management contacts and cost of providing management services.

Segment gross profit/gross profit percentage information is summarized as follows (unaudited):

	Three Months Ended June 30,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	Amount	%
	(In millions)
Gross profit lease contracts:
New location	$0.4	$—	$—	$—	$0.1	$—	$0.1	$—	$0.2	$—	$—	$—	$0.8	$—	$0.8	100.0%
Contract expirations	—	—	—	—	—	0.1	—	0.1	—	0.2	—	—	—	0.4	(0.4)	(100.0)%
Same location	5.8	5.4	—	—	1.4	1.1	0.9	0.9	4.6	4.0	(0.6)	(0.8)	12.1	10.6	1.5	14.2%
Conversions	—	0.1	—	—	—	—	—	—	—	—	—	—	—	0.1	(0.1)	(100.0)%
Total gross profit lease contracts	$6.2	$5.5	$—	$—	$1.5	$1.2	$1.0	$1.0	$4.8	$4.2	$(0.6)	$(0.8)	$12.9	$11.1	$1.8	16.2%

	(Percentages)
Gross profit percentage lease contracts:
New location	14.8%	0.0%	0.0%	0.0%	16.7%	0.0%	16.7%	0.0%	33.3%	0.0%	0.0%	0.0%	17.8%	0.0%
Contract expirations	0.0%	0.0%	0.0%	0.0%	0.0%	10.0%	0.0%	10.0%	0.0%	28.6%	0.0%	0.0%	0.0%	8.9%
Same location	7.8%	7.3%	0.0%	0.0%	12.3%	10.3%	8.5%	8.8%	20.0%	18.4%	600.0%	800.0%	10.1%	9.0%
Conversions	0.0%	11.1%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	11.1%
Total gross profit percentage	8.1%	7.1%	0.0%	0.0%	12.4%	10.3%	8.9%	8.9%	20.3%	18.8%	600.0%	800.0%	10.3%	9.0%

	(In millions)
Gross profit management contracts:
New location	$0.9	$0.1	$0.2	$—	$0.4	$—	$0.3	$—	$0.6	$—	$—	$—	$2.4	$0.1	$2.3	2,300.0%
Contract expirations	(0.1)	1.0	0.1	0.1	—	0.7	—	—	—	0.2	—	—	—	2.0	(2.0)	(100.0)%
Same location	10.2	10.3	2.3	1.7	5.0	5.6	7.3	7.7	4.5	3.2	3.2	4.0	32.5	32.5	—	0.0%
Conversions	0.1	—	—	—	—	0.1	—	—	0.1	—	—	—	0.2	0.1	0.1	100.0%
Total gross profit management contracts	$11.1	$11.4	$2.6	$1.8	$5.4	$6.4	$7.6	$7.7	$5.2	$3.4	$3.2	$4.0	$35.1	$34.7	$0.4	1.2%

	(Percentages)
Gross profit percentage management contracts:
New location	34.6%	100.0%	66.7%	0.0%	44.4%	0.0%	23.1%	0.0%	46.2%	0.0%	0.0%	0.0%	37.5%	50.0%
Contract expirations	(16.7)%	37.0%	100.0%	50.0%	0.0%	38.9%	0.0%	0.0%	0.0%	66.7%	0.0%	0.0%	0.0%	39.2%
Same location	40.8%	42.0%	32.4%	31.5%	36.2%	40.6%	35.1%	31.2%	50.0%	35.2%	160.0%	71.4%	41.8%	39.1%
Conversions	100.0%	0.0%	0.0%	0.0%	0.0%	100.0%	0.0%	0.0%	100.0%	0.0%	0.0%	0.0%	100.0%	100.0%
Total gross profit percentage	39.2%	41.8%	34.7%	32.1%	36.5%	40.8%	34.4%	31.0%	50.0%	35.8%	160.0%	71.4%	41.2%	39.2%

Gross profit—lease contracts.  Gross profit for lease contracts increased $1.8 million, or 16.2%, to $12.9 million for the three months ended June 30, 2014, compared to $11.1 million for three months ended June 30, 2013. Gross profit percentage for lease contracts increased to 10.3% for the three months ended June 30, 2014, compared to 9.0% for the three months ended June 30, 2013.  Gross profit for lease contracts increased primarily as a result of increases in gross profit for same location and new locations, partially offset by decreases in contract expirations, conversions and structural and other repair costs related to certain lease contracts acquired in the Central Merger.

From a reporting segment perspective, gross profit for lease contracts increased primarily due to new locations one, three, four and five and increases in same locations for regions one, three, five and other, partially offset by decreases to gross profit for contract expirations in regions three, four and five and conversions in region one. Gross profit for lease contracts on same locations increased primarily due to increases in short-term and monthly parking revenue, partially offset by structural and other repair costs related to certain lease contracts acquired in the Central Merger and higher lease rent expense, primarily as a result of contingent rental payments on increased revenue.

Gross profit associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

Gross profit—management contracts.  Gross profit for management contracts increased $0.4 million, or 1.2%, to $35.1 million for the three months ended June 30, 2014 compared to $34.7 million the three months ended June 30, 2013. The increase in gross profit for management contracts primarily as a result of new locations and conversions, partially offset by decreases in contract expirations and same locations.

From a reporting segment perspective, gross profit for management contracts increased primarily due to new locations in all five regions, same locations in regions two and five and conversions in region one, partially offset by decreases to gross profit for contract expirations in regions one, three and five and same locations in regions one, three, four and other, and conversions in region three. Gross profit for management contracts decreased on same locations primarily the result of increases in costs associated with reverse management contracts and the cost of providing management services.  The other region amounts in same location primarily represent prior year insurance reserve adjustments and amounts that are not specifically identifiable to a specific region.

Gross profit associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

General and administrative expenses. General and administrative expenses decreased $1.9 million, or 7.1%, to $25.0 million for the three months ended June 30, 2014, compared to $26.9 million for the three months ended June 30, 2013. This decrease was primarily related to a reduction in integration related costs incurred in connection with the Central Merger, partially offset by fluctuations in the estimate of contingent consideration obligations relating to previous acquisitions and changes in compensation and benefit costs.

Depreciation and amortization. Depreciation and amortization decreased $0.5 million, or 6.3%, to $7.7 million for the three months ended June 30, 2014, as compared to $8.3 million for the three months ended June 30, 2013. This decrease was a result of a reduction in amortization and depreciation for acquired tangible and intangible assets from the Central Merger.

Interest expense. Interest expense was $4.8 million for the three months ended June 30, 2014 and 2013.

Interest income. Interest income was $0.1 million for the three months ended June 30, 2014 and 2013.

Income tax expense. Income tax expense increased $2.2 million or 104.8%, to $4.3 million for the three months ended June 30, 2014, as compared to an expense of $2.1 million for the three months ended June 30, 2013.  The effective tax rate was 40.7% for the three months ended June 30, 2014 and 32.9% for the three months ended June 30, 2013 and increased primarily due to the expiration on January 1, 2014 of the Work Opportunity Tax Credit (WOTC) and other similar tax credit programs.

Six Months ended June 30, 2014 Compared to Six Months ended June 30, 2013

Segment revenue information is summarized as follows (unaudited):

	Six Months Ended June 30,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	Amount	%
	(In millions)
Lease contract revenue:
New location	$5.5	$0.5	$0.1	$—	$1.2	$0.2	$1.3	$—	$0.7	$—	$—	$—	$8.8	$0.7	$8.1	1157.1%
Contract expirations	1.2	3.8	—	—	—	2.1	—	2.1	0.3	1.1	—	—	1.5	9.1	(7.6)	(83.5)%
Same location	140.9	144.6	2.5	2.4	22.6	20.8	21.3	20.4	43.8	44.7	(0.3)	(0.4)	230.8	232.5	(1.7)	(0.7)%
Conversions	0.3	1.9	—	—	0.1	0.1	—	—	—	—	—	—	0.4	2.0	(1.6)	(80.0)%
Total lease contract revenue	$147.9	$150.8	$2.6	$2.4	$23.9	$23.2	$22.6	$22.5	$44.8	$45.8	$(0.3)	$(0.4)	$241.5	$244.3	$(2.8)	(1.1)%
Management contract revenue:
New location	$5.6	$0.8	$0.1	$—	$2.2	$0.4	$2.5	$—	$2.6	$0.5	$—	$—	$13.0	$1.7	$11.3	664.7%
Contract expirations	2.6	5.7	0.3	0.4	0.4	4.4	0.1	0.3	0.1	0.8	—	—	3.5	11.6	(8.1)	(69.8)%
Same location	41.2	51.1	17.7	15.9	26.2	28.4	50.0	47.7	17.0	19.1	3.9	2.5	156.0	164.7	(8.7)	(5.3)%
Conversions	0.2	0.5	2.0	—	—	0.3	—	—	0.1	—	—	—	2.3	0.8	1.5	187.5%
Total management contract revenue	$49.6	$58.1	$20.1	$16.3	$28.8	$33.5	$52.6	$48.0	$19.8	$20.4	$3.9	$2.5	$174.8	$178.8	$(4.0)	(2.2)%

Parking services revenue—lease contracts.  Lease contract revenue decreased $2.8 million, or 1.1%, to $241.5 million for the six months ended June 30, 2014, compared to $244.3 million for the six months ended June 30, 2013. The decrease in lease contract revenue resulted primarily from decreases from contract expirations of $7.6 million, same locations of $1.7 million and conversions of $1.6 million, partially offset by increases in new locations of $8.1 million.

From a reporting segment perspective, lease contract revenue decreased primarily due to contract expirations in regions one, three, four and five, same locations in regions one and five and conversions in region one, partially offset by increases in lease contract revenue for new locations in all five regions and same locations for regions two, three, four and other. Same location revenue increases for the aforementioned regions were primarily due to increases in short-term parking and valet services revenue, despite the adverse impact due of severe weather in the first quarter 2014.

Revenue associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

Parking services revenue—management contracts.  Management contract revenue decreased $4.0 million, or 2.2%, to $174.8 million for the six months ended June 30, 2014, compared to $178.8 million for the six months ended June 30, 2013.  The decrease in management contract revenue resulted primarily from decreases in contract expirations of $8.1 million and decreases in same locations of $8.7 million, partially offset by increases for new locations of $11.3 million and conversions $1.5 million. Same location revenue decreased primarily due to decreases in other ancillary services.

From a reporting segment perspective, management contract revenue decreased primarily due to contract expirations in all five regions, same locations in regions one, three, five and conversions in regions one and three, partially offset by increases in new locations in all five regions, same locations in regions two, four and other and conversions in region two. The decreases in same location revenue were primarily due to other ancillary services.

Revenue associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

Reimbursed management contract revenue. Reimbursed management contract revenue increased $15.8 million, or 5.0%, to $333.7 million for the six months ended June 30, 2014, compared to $317.9 million for the six months ended June 30, 2013. This increase resulted from additional reimbursements for costs incurred on behalf of owners.

Segment cost of parking services information is summarized as follows (unaudited):

	Six Months Ended June 30,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	Amount	%
	(In millions)
Cost of parking services lease contracts:
New location	$4.4	$0.4	$—	$—	$1.0	$0.2	$1.1	$—	$0.7	$—	$—	$—	$7.2	$0.6	$6.6	1,100.0%
Contract expirations	1.4	3.8	—	—	0.1	1.9	—	1.8	0.2	0.9	—	—	1.7	8.4	(6.7)	(79.8)%
Same location	137.2	136.5	2.3	2.0	19.8	19.1	19.9	18.9	35.7	36.2	(0.2)	0.6	214.7	213.3	1.4	0.7%
Conversions	0.3	1.7	—	—	0.1	0.1	—	—	—	—	—	—	0.4	1.8	(1.4)	(77.8)%
Total cost of parking services lease contracts	$143.3	$142.4	$2.3	$2.0	$21.0	$21.3	$21.0	$20.7	$36.6	$37.1	$(0.2)	$0.6	$224.0	$224.1	$(0.1)	0.0%
Cost of parking services management contracts:
New location	$3.8	$0.5	$1.4	$—	$1.3	$0.2	$2.0	$—	$1.5	$0.4	$—	$—	$10.0	$1.1	$8.9	809.1%
Contract expirations	2.3	3.6	—	0.2	0.2	2.8	0.1	0.2	0.1	0.2	—	—	2.7	7.0	(4.3)	(61.4)%
Same location	20.6	27.6	12.2	11.6	16.7	17.0	36.8	36.1	8.9	11.1	1.2	0.8	96.4	104.2	(7.8)	(7.5)%
Conversions	0.1	0.4	—	—	—	—	—	—	—	—	—	—	0.1	0.4	(0.3)	(75.0)%
Total cost of parking services management contracts	$26.8	$32.1	$13.6	$11.8	$18.2	$20.0	$38.9	$36.3	$10.5	$11.7	$1.2	$0.8	$109.2	$112.7	$(3.5)	(3.1)%

Cost of parking services—lease contracts.  Cost of parking services for lease contracts decreased $0.1 million to $224.0 million for the six months ended June 30, 2014 compared to $224.1 million for the six months ended June 30, 2013.  The decrease in cost of parking services resulted primarily from decreases of $6.7 million from contract expirations and $1.4 million from conversions, partially offset by $6.6 million increase from new locations and $1.4 million increase for same locations. Same location costs increased primarily due to structural repair costs related to certain lease contracts acquired in the Central Merger and higher lease rent expense, primarily as a result of contingent rental payments on increased revenue, partially offset by slightly lower operating costs.

From a reporting segment perspective, the decrease in cost of parking services for lease contracts was primarily due to contract expirations in regions one, three, four and five, reductions in cost of parking services within same locations in regions five and other and conversions in region one, partially offset by new locations in regions one, three, four and five and increases in cost of parking services within same locations in regions one, two, three and four. Same location cost increased primarily due to structural repair costs related to certain lease contracts acquired in the Central Merger and higher lease rent expense, primarily as a result of contingent rental payments on increased revenue, partially offset by slightly lower operating costs.

Cost of parking services associated with contract expirations relates to contacts that have expired however, we were operating the facility in the comparative period presented.

Cost of parking services—management contracts.  Cost of parking services for management contracts decreased $3.5 million, or 3.1%, to $109.2 million for the six months ended June 30, 2014, compared to $112.7 million for the six months ended June 30, 2013. The decrease in cost of parking services for management contracts resulted primarily from decreases of $4.3 million from contract expirations, $7.8 million from same locations and $0.3 million from conversions, partially offset by an $8.9 million increase from new locations. Same location cost decreases primarily resulted from lower costs associated with reverse management contracts and the cost of providing management services.

From a reporting segment perspective, cost of parking services for management contracts decreased primarily due to contract expirations in all five regions, decreases in cost of parking services within same locations for regions one, three and five, partially offset by new locations in all five regions, increases in cost of parking services within same location in regions two, four and other. Same location cost decreases primarily resulted from lower costs associated with reverse management contracts and the cost of providing management services.

Cost of parking services associated with contract expirations relates to contacts that have expired, however, we were operating the facility in the comparative period presented.

Reimbursed management contract expense. Reimbursed management contract expense increased $15.8 million, or 5.0%, to $333.7 million for the six months ended June 30, 2014, compared to $317.9 million for the six months ended June 30, 2013. This increase resulted from additional reimbursements for costs incurred on behalf of owners.

Segment gross profit/gross profit percentage information is summarized as follows (unaudited):

	Six Months Ended June 30,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	Amount	%
	(In millions)
Gross profit lease contracts:
New location	$1.1	$0.1	$0.1	$—	$0.2	$—	$0.2	$—	$—	$—	$—	$—	$1.6	$0.1	$1.5	1500.0%
Contract expirations	(0.2)	—	—	—	(0.1)	0.2	—	0.3	0.1	0.2	—	—	(0.2)	0.7	(0.9)	(128.6)%
Same location	3.7	8.1	0.2	0.4	2.8	1.7	1.4	1.5	8.1	8.5	(0.1)	(1.0)	16.1	19.2	(3.1)	(16.1)%
Conversions	—	0.2	—	—	—	—	—	—	—	—	—	—	—	0.2	(0.2)	(100.0)%
Total gross profit lease contracts	$4.6	$8.4	$0.3	$0.4	$2.9	$1.9	$1.6	$1.8	$8.2	$8.7	$(0.1)	$(0.8)	$17.5	$20.2	$(2.7)	(13.4)%

	(Percentages)
Gross profit percentage lease contracts:
New location	20.0%	20.0%	100.0%	0.0%	16.7%	0.0%	15.4%	0.0%	0.0%	0.0%	0.0%	0.0%	18.2%	14.3%
Contract expirations	(16.7)%	0.0%	0.0%	0.0%	0.0%	9.5%	0.0%	14.3%	33.3%	18.2%	0.0%	0.0%	(13.3)%	7.7%
Same location	2.6%	5.6%	8.0%	16.7%	12.4%	8.2%	6.6%	7.4%	18.5%	19.0%	33.3%	250.0%	7.0%	8.3%
Conversions	0.0%	10.5%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	10.0%
Total gross profit percentage	3.1%	5.6%	11.5%	16.7%	12.1%	8.2%	7.1%	8.0%	18.3%	19.0%	33.3%	250.0%	7.2%	8.3%

(In millions)
Gross profit management contracts:

New location	$1.8	$0.3	$(1.3)	$—	$0.9	$0.2	$0.5	$—	$1.1	$0.1	$—	$—	$3.0	$0.6	$2.4	400.0%
Contract expirations	0.3	2.1	0.3	0.2	0.2	1.6	—	0.1	—	0.6	—	—	0.8	4.6	(3.8)	(82.6)%
Same location	20.6	23.5	5.5	4.3	9.5	11.4	13.2	11.6	8.1	8.0	2.7	1.7	59.6	60.5	(0.9)	(1.5)%
Conversions	0.1	0.1	2.0	—	—	0.3	—	—	0.1	—	—	—	2.2	0.4	1.8	450.0%
Total gross profit management contracts	$22.8	$26.0	$6.5	$4.5	$10.6	$13.5	$13.7	$11.7	$9.3	$8.7	$2.7	$1.7	$65.6	$66.1	$(0.5)	(0.8)%

	(Percentages)
Gross profit percentage management contracts:
New location	32.1%	37.5%	(1300)%	0.0%	40.9%	50.0%	20.0%	0.0%	42.3%	20.0%	0.0%	0.0%	23.1%	35.3%
Contract expirations	11.5%	36.8%	100.0%	50.0%	50.0%	36.4%	0.0%	33.3%	0.0%	75.0%	0.0%	0.0%	22.9%	39.7%
Same location	50.0%	46.0%	31.1%	27.0%	36.3%	40.1%	26.4%	24.3%	47.6%	41.9%	69.2%	68.0%	38.2%	36.7%
Conversions	50.0%	20.0%	100.0%	0.0%	0.0%	100.0%	0.0%	0.0%	100.0%	0.0%	0.0%	0.0%	95.7%	50.0%
Total gross profit percentage	46.0%	44.8%	32.3%	27.6%	36.8%	40.3%	26.0%	24.4%	47.0%	42.6%	69.2%	68.0%	37.5%	37.0%

Gross profit—lease contracts.  Gross profit for lease contracts decreased $2.7 million, or 13.4%, to $17.5 million for the six months ended June 30, 2014, compared to $20.2 million for six months ended June 30, 2013. Gross profit percentage for lease contracts decreased to 7.2% for the three months ended June 30, 2014, compared to 8.3% for the six months ended June 30, 2013.  Gross profit for lease contracts decreased primarily as a result of decreases in gross profit for contract expirations and the adverse impact due of severe weather in the first quarter 2014 for same locations, partially offset by increases in new locations.

From a reporting segment perspective, gross profit for lease contracts decreased primarily due to contract expirations in regions one, three, four and five, conversions in region one and same locations for regions one, two, four and five, partially offset by increases to gross profit for new locations in regions one, two, three, and four and same locations for region three. Gross profit for lease contracts on same locations decreased primarily due to decreases in short-term and monthly parking revenue as a result of adverse weather experienced in the first quarter 2014.

Gross profit associated with contract expirations relates to contracts that have expired however, we were operating the facility in the comparative period presented.

Gross profit—management contracts.  Gross profit for management contracts decreased $0.5 million, or 0.8%, to $65.6 million for the six months ended June 30, 2014, compared to $66.1 million for six months ended June 30, 2013. The decrease in gross profit was primarily due to contract expirations of $3.8 million and same locations of $0.9 million, partially offset by new locations of $2.4 million and conversions of $1.8 million.

From a reporting segment perspective, gross profit for management contracts decreased primarily due to contract expirations in regions one, three, four and five, same locations in regions one and three, conversions in region three and new locations in region two, partially offset by increases to gross profit for new locations in regions one, three, four and five, conversions in regions two and five and same locations in regions two, four, five and other. Decreases in gross profit from management contracts for same locations were primarily the result of increases in costs associated with reverse management contracts and the cost of providing management services.  The other region amounts in same location primarily represent prior year insurance reserve adjustments and amounts that are not specifically identifiable to a region.

Gross profit associated with contract expirations relates to contracts that have expired however, we were operating the facility in the comparative period presented.

General and administrative expenses. General and administrative expenses decreased $3.7 million, or 6.8%, to $51.1 million for the six months ended June 30, 2014, compared to $54.8 million for the six months ended June 30, 2013. This decrease was primarily related to a reduction in integration related costs incurred in connection with the Central Merger and expected pay-out under our performance-based compensation programs, partially offset by fluctuations in the estimate of contingent consideration obligations relating to previous acquisitions and changes in compensation and benefit costs.

Depreciation and amortization. Depreciation and amortization decreased $0.9 million, or 5.4%, to $14.9 million for the six months ended June 30, 2014, as compared to $15.7 million for the six months ended June 30, 2013. This decrease was a result of a reduction in amortization and depreciation for acquired tangible and intangible assets from the Central Merger.

Interest expense. Interest expense was $9.6 million for the six months ended June 30, 2014 and 2013.

Interest income. Interest income was $0.2 million for the six months ended June 30, 2014 and 2013.

Income tax expense. Income tax expense decreased $5.1 million or 268.4%, to an income tax benefit of $3.2 million for the six months ended June 30, 2014, as compared to an expense of $1.9 million for the six months ended June 30, 2013.  The effective tax rate for the six months ended June 30, 2014 was a benefit of 40.8%, as compared to an expense of 29.7% for the six months ended June 30, 2013.  The income tax benefit for the six months ended June 30, 2014 was primarily as a result of recognizing a $6.3 million discrete benefit for the reversal of a valuation allowance for a deferred tax asset established for historical net operating losses attributable to the State of New York.  The valuation allowance was reversed in the first quarter 2014 due to the New York tax law changes effective March 31, 2014.

Liquidity and Capital Resources

Outstanding Indebtedness

On June 30, 2014, we had total indebtedness of approximately $277.2 million, net of original discount on borrowings of $2.8 million, a decrease of $11.5 million from December 31, 2013.

The $277.2 million in total indebtedness as of June 30, 2014 includes:

•             $275.0 million under our Senior Credit Facility, net of original discount on borrowings of $2.8 million; and

•             $2.2 million of other debt obligations, which includes capital lease obligations and other indebtedness.

We believe that our cash flow from operations, combined with availability under our Senior Credit Facility which amounted to $43.4 million at June 30, 2014, will be sufficient to enable us to repay our indebtedness, and to fund other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before their respective maturities. We believe that we will be able to refinance our indebtedness on commercially reasonable terms.

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

Under the terms of the Credit Agreement, as of June 30, 2014, we are required to maintain a maximum consolidated total debt to EBITDA ratio of not greater than 4.0:1.0.  There are certain future step downs as described in the Credit Agreement; decreasing to 3.75:1.0 as of the end of each fiscal-quarter ending after July 1, 2014 through and including the quarter ending June 30, 2015, 3.5:1.0 as of the end of each fiscal quarter ending after July 1, 2015 through and including June 30, 2016 and 3.25:1.0 as of the end of each fiscal quarter ending after July 1, 2016.   In addition, as of June 30, 2014, we are required to maintain a minimum consolidated fixed charge coverage ratio of not less than 1.25:1.0 and 1.35:1.0 as of the end of each fiscal quarter ending after July 1, 2014.

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

We were in compliance with all of our covenants as of June 30, 2014. We amended the covenants in November 2013 in connection with our restatement and based on the amendment, we will continue to treat the Bradley Agreement consistent with our prior accounting for purposes of the covenants.

At June 30, 2014, the Company had $68.6 million of borrowing availability under the Credit Agreement, of which the Company could have borrowed $43.4 million on June 30, 2014 and remained in compliance with the above described covenants as of such date. The additional borrowing availability under the Credit Agreement is limited only as of the Company’s fiscal quarter-end by the covenant restrictions described above.   At June 30, 2014, the Company had $56.2 million of letters of credit outstanding under the Senior Credit Facility, with aggregate borrowings against the Senior Credit Facility of $277.8 million (excluding original discount on borrowings of $2.8 million).

Commitments and contingencies

While the Company has contractual provisions under certain lease contracts to complete structural or other improvements to leased properties and incur repair costs, including improvements and repairs arising as a result of ordinary wear and tear, the Company evaluates the nature of those costs when incurred and either capitalizes the costs as leasehold improvements, as applicable, or recognizes the costs as repair expenses within Cost of Parking Services-Leases within the Consolidated Statements of Income.

Certain lease contracts acquired in the Central Merger include provisions allocating to the Company responsibility for all or a defined portion of structural or other improvement and repair costs required on the leased property, including improvement and repair costs arising as a result of ordinary wear and tear. During the three and six months ended June 30, 2014, we recorded $0.8 million and $0.9 million, respectively, of costs (net of expected recovery of 80% of the total cost through the applicable indemnity discussed further below and in Note 5. Acquisition) in Cost of Parking Services-Leases within the Consolidated Statement of Income for structural and other improvement and repair costs related to certain lease contracts acquired in the Central Merger, whereby the Company has expensed repair costs for certain leases and has engaged a third-party general contractor to complete certain defined structural and other improvement and repair projects. The Company expects to incur substantial additional costs for certain structural or other improvement and repair costs pursuant to the contractual requirements of certain lease contracts acquired in the Central Merger.  Based on information available at this time, the Company currently estimates the total structural and other improvement and repair costs related to these lease contracts acquired in the Central Merger to be between $12.0 million and $23.0 million; however, the Company is still in the process of determining the full extent of the required repairs and improvements required and estimated costs associated with these lease contracts acquired in the Central Merger.  The Company currently expects to recover at least 80% of the total costs incurred prior to October 1, 2015 through the applicable indemnity discussed further below and in Note 5. Acquisition.  However, the Company is currently in the process of determining the extent of the required repairs and improvements required and estimated costs associated with these related lease contracts acquired in the Central Merger.  While the Company is unable to estimate with certainty when such costs will be incurred, it is expected that all or a substantial majority of these costs will be incurred in early- to mid-calendar year 2015 and prior to October 1, 2015.

Interest Rate Swap Transactions

On October 25, 2012, the Company entered into Interest Rate Swap transactions (collectively, the “Interest Rate Swaps”) with each of JPMorgan Chase Bank, N.A., Bank of America, N.A. and PNC Bank, N.A. in an initial aggregate Notional Amount of $150.0 million (the “Notional Amount”). The Interest Rate Swaps have an effective date of October 31, 2012 and a termination date of September 30, 2017. The Interest Rate Swaps effectively fix the interest rate on an amount of variable interest rate borrowings under the Credit Agreement, originally equal to the Notional Amount at 0.7525% per annum plus the applicable margin rate for LIBOR loans under the Credit Agreement, determined based upon the Company’s consolidated total debt to EBITDA ratio. The Notional Amount is subject to scheduled quarterly amortization that coincides with quarterly prepayments of principal under the Credit Agreement. These Interest Rate Swaps are classified as cash flow hedges, and we calculate the effectiveness of the hedge on a monthly basis. The ineffective portion of the cash flow hedge is recognized in earnings as an increase of interest expense. As of June 30, 2014, no ineffectiveness of the hedge has been recognized. The fair value of the Interest Rate Swaps at June 30, 2014 and December 31, 2013 was an asset of $0.4 million and $0.8 million, respectively, and is included in Prepaid Expenses and Other within the Consolidated Balance Sheet.

We do not enter into derivative instruments for any purpose other than for cash flow hedging purposes.

Deficiency Payments

Pursuant to our obligations with respect to the parking garage operations at Bradley International Airport, we are required to make certain payments for the benefit of the State and for holders of special facility revenue bonds. The deficiency payments represent contingent interest bearing advances to the trustee to cover operating cash flow requirements. As of June 30, 2014, we made $13.6 million of cumulative deficiency payments to the trustee, net of reimbursements. Deficiency payments made are recorded as increases to cost of parking services and the reimbursements are recorded as reductions to cost of parking services. We believe these advances to be fully recoverable and will recognize the principal, interest and premium payments related to the deficiency repayments when received. We do not directly guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.

During  the three months ended June 30, 2014 and 2013, we received deficiency repayments (net of payments made) of $1.0 million and $0.8 million, respectively, and received and recorded premium income of $0.1 million and $0.1 million, respectively, with the net of these amounts recorded as reduction in Cost of Parking Services within the Consolidated Statement of Income. During the six months ended June 30, 2014 and 2013, we received deficiency repayments (net of payments made) of $1.1 million and $0.4 million, respectively, and received and recorded premium income of $0.1 million and $0.1 million, respectively, with the net of these amounts recorded as reduction in Cost of Parking Services within the Consolidated Statement of Income. We accrue for deficiency payments when the potential for future deficiency payments are both probable and estimable.  There were no amounts of estimated deficiency payments accrued as of June 30, 2014, as we concluded that the potential for future deficiency payments did not meet the criteria of both probable and estimable. The Company accrued $0.1 million of estimated deficiency payments as of December 31, 2013.

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

Net Cash Provided by Operating Activities

Our primary sources of funds are cash flows from operating activities and changes in working capital. Net cash provided by operating activities totaled $23.1 million for the first six months of 2014. Cash provided by operating activities for the first six months of 2014 included cash provided from operations of $22.4 million and changes in operating assets and liabilities of $0.7 million. The net increase in changes in operating assets and liabilities resulted primarily from; (i) a net decrease in prepaid and other assets of $9.8 million partially as a result of receiving an income tax refund in the first quarter of 2014 and reduction of prepaid compensation and benefits; partially offset by (ii) an increase in notes and accounts receivables of $1.6 million due to timing on payments from our clients; (iii) a decrease in accounts payable of $5.4 million, primarily as a result of a reduction in payments owed to our clients that are under management contracts as described under “Daily Cash Collections”; and (iv) a decrease in accrued liabilities of $2.2 million primarily related to the payment of our performance-based compensation accrual during the first quarter of 2014 and reductions in accrued rents and customer deposits.

Our primary sources of funds are cash flows from operating activities and changes in working capital. Net cash provided by operating activities totaled $7.0 million for the first six months of 2013. Cash provided by operating activities for the first six months of 2013 included cash provided from operations of $20.3 million, partially offset by changes in operating assets and liabilities of $13.3 million. The net change in operating assets and liabilities resulted primarily from (i) an increase of $8.6 million in notes and accounts receivable due to timing of customer collections; (ii) a decrease of $8.2 million in accounts payable due primarily to the timing on payments to our clients and new business under management contracts as described under “Daily Cash Collections”; (iii) a decrease of $9.1 million in other liabilities primarily related to the $3.7 million payment of our performance-based compensation accrual  in the  first quarter of 2013, $10.4 million in reductions in insurance reserves, $3.1 million for payments on divestitures, partially offset by an increase of $4.2 million in accrued rent and $5.3 million in other long-term liabilities primarily due to insurance reserves and an increase in the non-qualified deferred compensation plan; (iv) partially offset by a net decrease in prepaid expenses and other assets of $12.6 million.

Net Cash Used in Investing Activities

Net cash used in investing activities totaled $8.9 million in the first six months of 2014. Cash used in investing activities for the first six months of 2014 included $8.1 million for capital investments needed to secure and/or extend lease facilities, investment in information system enhancements and infrastructure, $0.7 million of cost of contract purchases and $0.3 million for contingent payments for businesses acquired, partially offset by $0.1 million for proceeds from sale of assets.

Net cash used in investing activities totaled $8.2 million in the first six months of 2013. Cash used in investing activities for the first six months of 2013 included capital expenditures of $7.9 million for capital investments needed to secure and/or extend leased facilities and investments in IT projects and cost of contract purchases of $0.3 million.

Net Cash Used in Financing Activities

Net cash used in financing activities totaled $13.8 million in the first six months of 2014. Cash used in financing activities for the first six months of 2014 included $12.4 million of net payments against our Senior Credit Facility, $0.1 million of contingent payments for businesses acquired, $0.1 million of tax benefit from vesting of restricted stock units, $1.4 million of distributions to noncontrolling interest, partially offset by $0.2 million borrowings on other long-term debt obligations.

Net cash used in financing activities totaled $6.5 million in the first six months of 2013. Cash used in financing activities for 2013 included $0.1 million for contigent payments businesses acquired, $4.4 million for net payments on our Senior Credit Facility, $0.4 million for payments on other long-term borrowings, and $1.6 million for distributions to noncontrolling interest.

Cash and Cash Equivalents

We had cash and cash equivalents of $23.6 million and $23.2 million at June 30, 2014 and December 31, 2013, respectively.

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Form 10-K for the year-ended December 31, 2013.

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we conducted an evaluation, under supervision and with the participation of management, including the chief executive officer, chief financial officer and corporate controller, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2014. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the Securities and Exchange Commission (SEC) under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive, principal financial officer and principal accounting officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

We are subject to litigation and other claims in the normal course of our business. The outcomes of legal proceedings and claims brought against us and other loss contingencies are subject to significant uncertainty. We accrue a charge against income when our management determines that it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. In addition, we accrue for the authoritative judgments or assertions made against us by government agencies at the time of their rendering, regardless of our intent to appeal. In determining the appropriate accounting for loss contingencies, we consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss. We regularly evaluate current information available to us to determine whether an accrual should be established or adjusted. Estimating the probability that a loss will occur and estimating the amount of a loss or a range of loss involves significant judgment. In addition, the Company is subject to various legal proceedings, claims and other matters that arise in the ordinary course of business. In the opinion of management, the amount of the liability, if any, with respect to these matters will not materially affect the Company’s consolidated financial statements. We maintain liability insurance coverage to assist in protecting our assets from losses arising from or related to activities associated with business operations.

Item 1A.      Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2.      Unregistered Sales of Equity and Use of Proceeds

There were no sales or repurchases of stock in the six months ended June 30, 2014.

Item 3.     Defaults Upon Senior Securities

Not applicable.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

Not applicable.

Item 6.      Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description

31.1*	Section 302 Certification dated August 7, 2014 for James A. Wilhelm, Director and Chief Executive Officer (Principal Executive Officer).

31.2*	Section 302 Certification dated August 7, 2014 for Vance C. Johnston, Chief Financial Officer and Treasurer (Principal Financial Officer).

31.3*	Section 302 Certification dated August 7, 2014 for Daniel R. Meyer, Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer).

32**	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 7, 2014.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*            Filed herewith

**  Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SP PLUS CORPORATION

Dated: August 7, 2014	By:	/s/ JAMES A. WILHELM
James A. Wilhelm
Director and Chief Executive Officer
(Principal Executive Officer)

Dated: August 7, 2014	By:	/s/ VANCE C. JOHNSTON
Vance C. Johnston
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Dated: August 7, 2014	By:	/s/ DANIEL R. MEYER
Daniel R. Meyer
Senior Vice President,
Corporate Controller and Assistant Treasurer
(Principal Accounting Officer and Duly Authorized Officer)