Form 10-Q
period 2014-09-30
SP Plus Corp
filed 2014-11-06
CIK 1059262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 30, 2014, there were 22,020,094 shares of common stock of the registrant outstanding.

SP PLUS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

SP PLUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share data)

	September 30, 2014	December 31, 2013
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$18,165	$23,158
Notes and accounts receivable, net	114,074	115,126
Prepaid expenses and other	10,936	20,645
Deferred taxes	10,317	10,317
Total current assets	153,492	169,246
Leasehold improvements, equipment, land and construction in progress, net	45,281	44,885
Other assets:
Advances and deposits	5,373	7,149
Intangible assets, net	94,846	106,222
Favorable acquired lease contracts, net	50,935	60,034
Other assets, net	24,962	24,574
Cost of contracts, net	10,433	10,762
Goodwill	439,473	439,503
	626,022	648,244
Total assets	$824,795	$862,375
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$97,852	$115,493
Accrued and other current liabilities	105,650	102,350
Current portion of obligations under senior credit facility and other long-term debt obligations	30,481	24,632
Total current liabilities	233,983	242,475
Deferred taxes	10,117	17,348
Long-term borrowings, excluding current portion:
Obligations under senior credit facility	232,015	263,457
Other long-term debt obligations	784	577
	232,799	264,034
Unfavorable lease contracts, net	64,182	74,130
Other long-term liabilities	63,443	60,677
Stockholders’ equity:
Preferred Stock, par value $0.01 per share; 5,000,000 shares authorized as of September 30, 2014 and December 31, 2013; no shares issued	—	—
Common stock, par value $.001 per share; 50,000,000 shares authorized as of September 30, 2014 and December 31, 2013; 21,998,094 and 21,977,311 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	22	22
Additional paid-in capital	243,392	240,665
Accumulated other comprehensive income	88	118
Accumulated deficit	(23,767)	(37,679)
Total SP Plus Corporation stockholders’ equity	219,735	203,126
Noncontrolling interest	536	585
Total equity	220,271	203,711
Total liabilities and stockholders’ equity	$824,795	$862,375

See Notes to Condensed Consolidated Interim Financial Statements.

SP PLUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for share and per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Parking services revenue:
Lease contracts	$129,004	$122,771	$370,597	$367,088
Management contracts	77,878	77,681	252,764	256,435
	206,882	200,452	623,361	623,523
Reimbursed management contract revenue	173,405	154,858	507,122	472,737
Total revenue	380,287	355,310	1,130,483	1,096,260
Cost of parking services:
Lease contracts	116,520	115,696	340,583	339,828
Management contracts	46,741	44,680	155,971	157,250
	163,261	160,376	496,554	497,078
Reimbursed management contract expense	173,405	154,858	507,122	472,737
Total cost of parking services	336,666	315,234	1,003,676	969,815
Gross profit:
Lease contracts	12,484	7,075	30,014	27,260
Management contracts	31,137	33,001	96,793	99,185
Total gross profit	43,621	40,076	126,807	126,445
General and administrative expenses	24,123	20,494	75,185	75,310
Depreciation and amortization	7,630	7,959	22,523	23,704
Operating income	11,868	11,623	29,099	27,431
Other expenses (income):
Interest expense	4,162	4,818	13,782	14,421
Interest income	(144)	(108)	(336)	(347)
	4,018	4,710	13,446	14,074
Income before income taxes	7,850	6,913	15,653	13,357
Income tax provision (benefit)	2,763	2,448	(421)	4,359
Net income	5,087	4,465	16,074	8,998
Less: Net income attributable to noncontrolling interest	785	721	2,162	2,070
Net income attributable to SP Plus Corporation	$4,302	$3,744	$13,912	$6,928
Common stock data:
Net income per share:
Basic	$0.20	$0.17	$0.63	$0.32
Diluted	$0.19	$0.17	$0.62	$0.31
Weighted average shares outstanding:
Basic	21,997,394	21,911,574	21,989,131	21,890,861
Diluted	22,426,787	22,285,723	22,392,572	22,226,030

See Notes to Condensed Consolidated Interim Financial Statements.

SP PLUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Net income	$5,087	$4,465	$16,074	$8,998
Other comprehensive income (loss)	163	(280)	(30)	609
Comprehensive income	5,250	4,185	16,044	9,607
Less: comprehensive income attributable to noncontrolling interest	785	721	2,162	2,070
Comprehensive income attributable to SP Plus Corporation	$4,465	$3,464	$13,882	$7,537

See Notes to Condensed Consolidated Interim Financial Statements.

SP PLUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended
	September 30, 2014	September 30, 2013

Operating activities:
Net income	$16,074	$8,998
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	22,493	22,335
Net accretion of acquired lease contracts	(849)	(2,526)
Net loss on sale and abandonment of assets	105	1,431
Amortization of debt issuance costs	999	1,049
Amortization of original discount on borrowings	983	1,056
Non-cash stock-based compensation	2,806	3,472
Provisions for losses on accounts receivable	901	232
Excess tax benefit related to vesting of restricted stock units	79	—
Deferred income taxes	(7,148)	(1,675)
Net change in operating assets and liabilities	(652)	(24,181)
Net cash provided by operating activities	35,791	10,191
Investing activities:
Purchase of leasehold improvements and equipment	(10,409)	(11,529)
Acquisitions	(40)	—
Cost of contracts purchased	(1,375)	(365)
Proceeds from sale of assets	366	143
Capitalized interest	(17)	—
Contingent payments for businesses acquired	(6)	(87)
Net cash used in investing activities	(11,481)	(11,838)
Financing activities:
Tax benefit from vesting of restricted stock units	(79)	—
Contingent payments for businesses acquired	(441)	(142)
(Payments) borrowing on senior credit facility	(1,850)	15,350
Payments on term loan	(24,815)	(16,875)
Distribution to noncontrolling interest	(2,211)	(2,156)
Redemptions of convertible debentures	(13)	—
Borrowing (payments) on other long-term debt obligations	153	(465)
Net cash used in financing activities	(29,256)	(4,288)
Effect of exchange rate changes on cash and cash equivalents	(47)	(240)
Decrease in cash and cash equivalents	(4,993)	(6,175)
Cash and cash equivalents at beginning of period	23,158	28,450
Cash and cash equivalents at end of period	$18,165	$22,275
Supplemental disclosures:
Cash paid (received) during the period for:
Interest	$10,665	$12,465
Income taxes, net	(1,637)	1,128

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures normally included in the Consolidated Balance Sheet, Statements of Income, and Comprehensive Income and Cash Flows prepared in conformity with U.S. GAAP have been condensed or omitted as permitted by such rules and regulations

In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results that might be expected for any other interim period or the fiscal year ended December 31, 2014. The financial statements presented in this report should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed on March 13, 2014.

Cash and cash equivalents

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements was $515 and $1,001 as of September 30, 2014 and December 31, 2013, respectively, and are included within Cash and Cash Equivalents in the Consolidated Balance Sheet.

Book overdrafts of $32,097 and $29,310 are included within Accounts Payable in the Consolidated Balance Sheet as of September 30, 2014 and December 31, 2013, respectively.

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

Certain lease contracts acquired in the Central Merger (defined in Note 5. Acquisition) include provisions allocating to the Company responsibility for all or a defined portion of structural or other improvement and repair costs required on the leased property, including improvement and repair costs arising as a result of ordinary wear and tear. During the three and nine months ended September 30, 2014, we recorded $242 and $1,184, respectively, of costs (net of expected recovery of 80% of the total cost through the applicable indemnity discussed further below and in Note 5. Acquisition) in Cost of Parking Services-Leases within the Consolidated Statement of Income for structural and other improvement and repair costs related to certain lease contracts acquired in the Central Merger, whereby the Company has expensed repair costs for certain leases and has engaged a third-party general contractor to complete certain defined structural and other improvement and repair projects. The Company expects to incur substantial additional costs for certain structural or other improvement and repair costs pursuant to the contractual requirements of certain lease contracts acquired in the Central Merger (“Structural and Repair Costs”).    Based on information available at this time, the Company currently estimates the additional Structural and Repair Costs to be between $5,000 and $20,000; however, the Company is still in the process of determining the full extent of the required repairs and improvements required and estimated costs associated with these lease contracts acquired in the Central Merger.  The Company currently expects to recover 80% of the Structural and Repair Costs incurred prior to October 1, 2015 through the applicable indemnity discussed further in Note 5. Acquisition.  While the Company is unable to estimate with certainty when such costs will be incurred, it is expected that all or a substantial majority of these costs will be incurred in early- to mid-calendar year 2015 and prior to October 1, 2015.

4. Intangible Assets, net

The following presents a summary of intangible assets, net, as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(Unaudited)
Covenant not to compete	$933	$933
Trade names and trademarks	9,820	9,820
Proprietary know how	34,650	34,650
Management contract rights	81,000	81,000
Accumulated amortization	(31,557)	(20,181)
Intangible assets, net	$94,846	$106,222

Amortization expense related to intangible assets included in depreciation and amortization was $3,779 and $3,877 for the three months ended September 30, 2014 and 2013, respectively, and $11,376 and $12,853 for the nine months ended September 30, 2014 and 2013, respectively.

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

Pursuant to the Merger Agreement, the Company is entitled to indemnification from Central’s former stockholders (i) if and to the extent Central’s combined net debt and the absolute value of Central’s negative working capital (as determined in accordance with the Merger Agreement) (the “Net Debt Working Capital”) exceeded $285,000 as of September 30, 2012 and (ii) for certain defined adverse consequences as set forth in the Merger Agreement (including with respect to Structural and Repair Costs).  Pursuant to the Merger Agreement, Central’s former stockholders are required to satisfy certain indemnity obligations, which are capped at the $27,000 cash consideration (the “Capped Items”) only through a reduction of the $27,000 cash consideration.  For certain other indemnity obligations set forth in the Merger Agreement which are not capped at the $27,000 cash consideration (the “Uncapped Items”), including the Net Debt Working Capital indemnity obligations described above, Central’s former stockholders may satisfy any amount payable pursuant to such indemnity obligations as follows (provided that the Company reserves the right to reject the cash and stock alternatives and choose to reduce the $27,000 cash consideration):

•                  Central’s former stockholders can elect to pay such amount with cash;

•                  Central’s former stockholders can elect to pay such amount with the Company’s common stock (valued at $23.64 per share, the market value as of the closing date of the Merger Agreement); or

•                  Central’s former stockholders can elect to reduce the $27,000 cash consideration by such amount, subject to the condition that the cash consideration remains at least $17,000 to cover Capped Items.

The Company has determined and concluded that the Net Debt Working Capital was $296,399 as of September 30, 2012 and that; accordingly, the Net Debt Working Capital exceeded the threshold by $11,399.  In addition, the Company has determined that it currently has indemnity claims for certain defined adverse consequences (including indemnity claims with respect to Structural and Repair Costs incurred through September 30, 2014), which would reduce the cash consideration payable in three years from the acquisition date by $14,122. In addition, the Company expects to have additional indemnity claims in the future as new matters arise. The Company has periodically given Central’s former stockholders notice regarding indemnification matters since the closing date of the Merger and has made adjustments for known matters, although Central’s former stockholders have not agreed to such adjustments nor made any elections with respect to the payment of any Uncapped Items. Furthermore, following the Company’s notices of indemnification matters, the representative of Central’s former stockholders has indicated that they may make additional inquiries and potentially raise issues with respect to the Company’s indemnification claims (including, specifically, as to the Company’s Net Debt Working Capital calculation and as to Structural and Repair Costs) and that they may assert various claims of their own relating to the Merger Agreement.  Under the Merger Agreement, all post-closing claims and disputes, including as to indemnification matters, are ultimately subject to resolution through binding arbitration or, in the case of a dispute as to the calculation of Net Debt Working Capital, resolution by an independent public accounting firm.  The Company intends to pursue these dispute resolution processes, as applicable, in a timely manner, although the Company’s pursuit of these processes may be delayed by actions taken by representatives of Centrals former stockholders.

In determining the excess over the threshold of Net Debt Working Capital as of September 30, 2012 of $11,399 and the indemnity claims for certain defined adverse consequences of $14,122, the Company has evaluated the nature of the costs and related indemnity claims and has concluded that it is probable that such indemnified claims will sustain any challenge from Central’s former stockholders and recoverability of these indemnified claims are reasonably assured. As previously discussed in Note 3. Legal and Other Contingencies, certain lease contracts acquired in the Central Merger include provisions allocating to the Company responsibility for all or a defined portion of structural or other improvement and repair costs required on the property, including improvement and repair costs arising as a result of ordinary wear and tear.  As the Company incurs additional Structural and Repair Costs, that meet the indemnification provisions established in the Merger Agreement, the Company will seek indemnification for a significant portion, generally 80%, of these costs pursuant to the Merger Agreement and reduce the cash consideration payable in three years from the acquisition date by such amounts.

The following table sets forth the adjustments to the cash consideration payable by the Company to the former stockholders of Central, based upon the foregoing determinations:

Cash consideration payable in three years from the acquisition date, pursuant to the Merger Agreement and prior to Central Net Debt Working Capital and indemnification of certain defined adverse consequences, net		$27,000

Net Debt Working Capital at September 30, 2012 as defined in the Merger Agreement	$(296,399)
Threshold of Net Debt Working Capital, pursuant to the Merger Agreement	$285,000
Excess over the threshold of Net Debt Working Capital		(11,399)

Indemnification of certain defined adverse consequences, net		(14,122)

Settled cash consideration		$1,479

Present value of cash consideration liability as of September 30, 2014 (included within Other Long-Term Liabilities in the Consolidated Balance Sheet)		$1,279

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

The Company has incurred certain acquisition and integration costs associated with the transaction that have been expensed as incurred and reflected in the Consolidated Statements of Income. The Company recognized $2,989 and $1,893 of these costs in the Consolidated Statement of Income for the three months ended September 30, 2014 and 2013, respectively, in General and Administrative Expenses. The Company recognized $5,031 and $9,210 of these costs in the Consolidated Statement of Income for the nine months ended September 30, 2014 and 2013, respectively, in General and Administrative Expenses.

6. Stock-Based Compensation

Stock Options and Grants

There were no stock options granted during the nine months ended September 30, 2014 and 2013. The Company recognized no stock-based compensation expense related to stock options for the nine months ended September 30, 2014 and 2013, as all stock options previously granted were fully vested. As of September 30, 2014, there were no unrecognized compensation costs related to unvested stock options.

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

Restricted Stock Units

During the nine months ended September 30, 2014, the Company authorized certain one-time grants of 26,287 restricted stock units to certain executives that vest five years from date of issuance. During the nine months ended September 30, 2014 and 2013, 25,083 restricted stock units and 27,000 restricted stock units vested, respectively. During the nine months ended September 30, 2014, 26,101 restricted stock units were forfeited under the amended and restated Long-Term Incentive Plan and became available for reissuance. No restricted stock units were forfeited in the nine months ended September 30, 2013.

The Company recognized $679 and $1,003 of stock-based compensation expense related to the restricted stock units for the three months ended September 30, 2014 and 2013, respectively, which is included in General and Administrative Expenses within the Consolidated Statement of Income.  The Company recognized $2,129 and $3,062 of stock-based compensation expenses related to restricted stock units for the nine months ended September 30, 2014 and 2013, respectively, which is included in General and Administrative expenses within the Consolidated Statements of Income.  As of September 30, 2014, there was $5,109 of unrecognized stock-based compensation costs, net of estimated forfeitures, related to the restricted stock units that are expected to be recognized over a weighted average remaining period of approximately 3.9 years.

Performance Based Stock

In September 2014, the Board of Directors authorized a performance-based incentive program under the Company’s Long-Term Incentive Plan (“2014 Performance-Based Incentive Program”). The objective of the performance-based incentive program is to link compensation to business performance, encourage ownership of Company stock, retain executive talent, and reward executive performance. The 2014 Performance-Based Incentive Program provides participating executives with the opportunity to earn vested common stock if certain performance targets for pre-tax free cash flow are achieved over the cumulative three year period of 2014 through 2016 and recipients satisfy service-based vesting requirements. The stock-based compensation expense associated with unvested performance-based incentives are recognized on a straight-line basis over the shorter of the vesting period or minimum service period and dependent upon the probable outcome of the number of shares that will ultimately be issued based on the achievement of pre-tax free cash flow over the cumulative three year period of 2014 through 2016.  Future compensation expense for currently outstanding awards under the 2014 Performance Based Incentive Program could reach a maximum of $3,200.

On September 30, 2014, certain participating executives became vested in the 2014 Performance-Based Incentive Program shares based on retirement eligibility and as a result $186 of stock-based compensation related to 9,687 shares were recognized in General and Administrative expenses within in the Consolidated Statements of Income, and which continue to be subject to achieving cumulative pre-tax free cash flow over the three year period of 2014 through 2016.

The Company recognized a cumulative $186 of stock-based compensation expense related to the 2014 Performance-Based Incentive Program, which includes expense of awards to fully vested retirement eligible executives for the three and nine months ended September 30, 2014 and is included in General and Administrative expenses. During the nine months ended September 30, 2014, no performance-based shares were forfeited.  There was no such program in place during 2013.   Stock-based compensation for the 2014 Performance-Based Incentive Program is expected to be recognized over a weighted average period of 2.3 years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted average common basic shares outstanding	21,997,394	21,911,574	21,989,131	21,890,861
Effect of dilutive stock options and restricted stock units	429,393	374,149	403,441	335,169
Weighted average common diluted shares outstanding	22,426,787	22,285,723	22,392,572	22,226,030
Net income (loss) per share:
Basic	$0.20	$0.17	$0.63	$0.32
Diluted	$0.19	$0.17	$0.62	$0.31

For the three and nine-months ended September 30, 2014 performance-based restricted stock was excluded in the computation of weighted average diluted common share outstanding because the number of shares ultimately issuable is contingent on the Company’s performance goals, which were not achieved as of September 30, 2014.   There was no performance-based incentive program in place during 2013.

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

The total deficiency payments to the State of Connecticut, net of reimbursements, as of September 30, 2014 is are as follows:

2014
(Unaudited)
Balance at January 1, 2014	$14,649
Deficiency payments made	25
Deficiency repayment received	(1,099)
Balance at September 30, 2014	$13,575

During the three months ended September 30, 2014, the Company received deficiency repayments (net of payments made) of $24, received and recorded interest of $134, with the net of these amounts recorded as a reduction in Cost of Parking Services within the Consolidated Statement of Income.  During the three months ended September 30, 2013, the Company made deficiency payments (net of repayments received) of $339, which was recorded as an increase in Cost of Parking Services within the Consolidated Statement of Income.  No premium income was received and recorded for the three months ended September 30, 2014 and 2013 and no interest was received and recorded for the three months ended September 30, 2013. During the nine months ended September 30, 2014 and 2013, the Company received deficiency repayments (net of payments made) of $1,074 and $18, respectively, received and recorded premium of $117 and $60, respective, and received and recorded interest of $134 and $nil, respectively, with the net of these amounts recorded as a reduction in Cost of Parking Services within the Consolidated Statement of Income.  The Company accrues for deficiency payments when the potential for future deficiency payments are both probable and estimable.  There were no amounts of estimated deficiency payments accrued as of September 30, 2014, as the Company concluded that the potential for future deficiency payments did not meet the criteria of both probable and estimable. The Company accrued $100 of estimated deficiency payments as of December 31, 2013.

In addition to the recovery of certain general and administrative expenses incurred, the Bradley Agreement provides for an annual management fee payment, which is based on operating profit tiers. The annual management fee is further apportioned 60% to the Company and 40% to an unaffiliated entity and the annual management fee will be paid to the extent funds are available for the trustee to make a distribution, and are paid after Guaranteed Payments (as defined in the Bradley Agreement) are paid, and after the repayment of all deficiency payments, including interest and premium. Cumulative management fees of approximately $14,483 and

$13,733 have not been recognized as of September 30, 2014 and December 31, 2013, respectively, and no management fees were recognized as revenue for the nine months ended September 30, 2014 and 2013.

9. Borrowing Arrangements

Long-term borrowings, in order of preference, consist of:

		Amount Outstanding
	Maturity Date	September 30, 2014	December 31, 2013
		(Unaudited)
Obligations under Senior Credit Facility, net of original discount on borrowings	October 2, 2017	$260,989	$286,672
Other debt obligations	Various	2,291	1,994
Total debt obligations		263,280	288,666
Less: Current portion under Senior Credit Facility and other debt obligations		30,481	24,632
Total long-term borrowings		$232,799	$264,034

Senior Credit Facility

On October 2, 2012, the Company entered into a credit agreement (the “Credit Agreement”) with Bank of America, as administrative agent, Wells Fargo Bank, N.A. and JPMorgan Chase Bank, as co-syndication agents, U.S. Bank National Association, First Hawaiian Bank and General Electric Capital Corporation, as co-documentation agents, Merrill Lynch, Pierce, Fenner & Smith Inc., Wells Fargo Securities, LLC and J.P. Morgan Securities LLC, as joint lead arrangers and joint book managers, and the lenders party thereto (the “Lenders”).

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

Under the terms of the Credit Agreement, as of September 30, 2014, the Company is required to maintain a maximum consolidated total debt to EBITDA ratio of not greater than 3.75:1.0.  There are certain future step downs as described in the Credit Agreement; decreasing to 3.5:1.0 as of the end of each fiscal quarter ending after July 1, 2015 through and including June 30, 2016 and 3.25:1.0 as of the end of each fiscal quarter ending after July 1, 2016.   In addition, as of September 30, 2014, the Company is required to maintain a minimum consolidated fixed charge coverage ratio of not less than 1.35:1.0 for each fiscal quarter ending after July 1, 2014.

The Company was in compliance with all covenants as of September 30, 2014.

As of September 30, 2014, the Company had $78,364 of borrowing availability under the Credit Agreement, of which the Company could have borrowed $28,355 on September 30, 2014 and remained in compliance with the above described covenants as of such date.  The additional borrowing availability under the Credit Agreement is limited only as of the Company’s fiscal quarter-end by the covenant restrictions described above. At September 30, 2014, the Company had $55,136 of letters of credit outstanding under the

Senior Credit Facility, with aggregate borrowings against the Senior Credit Facility of $263,560 (excluding original discount on borrowings of $2,571).

Interest Rate Swap Transactions

On October 25, 2012, the Company entered into Interest Rate Swap transactions (collectively, the “Interest Rate Swaps”) with each of JPMorgan Chase Bank, N.A., Bank of America, N.A. and PNC Bank, N.A. in an initial aggregate Notional Amount of $150.0 million (the “Notional Amount”). The Interest Rate Swaps have an effective date of October 31, 2012 and a termination date of September 30, 2017. The Interest Rate Swaps effectively fix the interest rate on an amount of variable interest rate borrowings under the Credit Agreement, originally equal to the Notional Amount at 0.7525% per annum plus the applicable margin rate for LIBOR loans under the Credit Agreement, determined based upon the Company’s consolidated total debt to EBITDA ratio. The Notional Amount is subject to scheduled quarterly amortization that coincides with quarterly prepayments of principal under the Credit Agreement. These Interest Rate Swaps are classified as cash flow hedges, and the Company assesses the effectiveness of the hedge on a monthly basis. The ineffective portion of the cash flow hedge is recognized in earnings as an increase of interest expense. As of September 30, 2014, no ineffectiveness of the hedge has been recognized. See Note 12. Fair Value Measurement for the fair value of the interest rate swap as of September 30, 2014 and December 31, 2013.

The Company does not enter into derivative instruments for any purpose other than for cash flow hedging purposes.

10. Comprehensive Income

Comprehensive income consists of the following components, net of tax (unaudited):

	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net income	$5,087	$4,465	$16,074	$8,998
Effective portion of unrealized gain (loss) on cash flow hedge	293	(312)	17	849
Foreign currency translation	(130)	32	(47)	(240)
Comprehensive income	5,250	4,185	16,044	9,607
Less: comprehensive income attributable to noncontrolling interest	785	721	2,162	2,070
Comprehensive income attributable to SP Plus Corporation	$4,465	$3,464	$13,882	$7,537

Accumulated other comprehensive income is comprised of unrealized gains (losses) on cash flow hedges and foreign currency translation adjustments. The components of changes in accumulated comprehensive income (loss), net of tax, for the nine months ended September 30, 2014 were as follows (unaudited):

	Foreign Currency Translation Adjustments	Effective Portion of Unrealized Gain (Loss) on Cash Flow Hedge	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2013	$(368)	$486	$118
Change in other comprehensive income (loss)	(47)	17	(30)
Balance at September 30, 2014	$(415)	$503	$88

11. Income Taxes

For the three months ended September 30, 2014, the Company recognized income tax expense of $2,763 on pre-tax earnings of $7,850 compared to $2,448 income tax expense on pre-tax earnings of $6,913 for the three months ended September 30, 2013. For the nine months ended September 30, 2014, the Company recognized income tax benefit of $421 on pre-tax earnings of $15,653 compared to $4,359 income tax expense on pre-tax earnings of $13,357 for the nine months ended September 30, 2013. The effective tax rate for the nine months ended September 30, 2014 was a benefit of 2.7%, primarily as a result of recognizing a $6,359 discrete benefit for the reversal of a valuation allowance for a deferred tax asset established for historical net operating losses attributable to the State of New York. The valuation allowance was reversed in the first quarter of 2014 due to the New York tax law changes effective March 31, 2014, which resulted in the Company determining that the future benefit of net operating loss carryforwards was more likely than not to be realized.

As of September 30, 2014, the Company has not identified any uncertain tax positions that would have a material impact on the Company’s financial position. The Company recognizes potential interest and penalties related to uncertain tax positions, if any, in income tax expense.

The tax years that remain subject to examination for the Company’s major tax jurisdictions at September 30, 2014 are shown below:

2011 – 2013	United States — federal income tax
2008 – 2013	United States — state and local income tax
2011 – 2013	Canada and Puerto Rico

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

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis and the basis of measurement at September 30, 2014 and December 31, 2013:

	Fair Value Measurement at September 30, 2014 (unaudited)			Fair Value Measurement at December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Prepaid expenses and other
Interest rate swap	—	$853	—	—	$824	—
Liabilities:
Accrued expenses
Contingent acquisition consideration	—	—	1,592	—	—	1,374
Other long term liabilities
Contingent acquisition consideration	—	—	$210	—	—	$163

The Company seeks to minimize risks from interest rate fluctuations through the use of interest rate swap contracts and hedge only exposures in the ordinary course of business. Interest rate swaps are used to manage interest rate risk associated with our floating rate debt. The Company accounts for its derivative instruments at fair value, provided it meets certain documentary and analytical requirements to qualify for hedge accounting treatment. Hedge accounting creates the potential for a Consolidated Statement of Operations match between the changes in fair values of derivatives and the changes in cost of the associated underlying transactions, in this case interest expense. Derivatives held by the Company are designated as hedges of specific exposures at inception, with an expectation that changes in the fair value will essentially offset the change in the underlying exposure. Discontinuance of hedge accounting is required whenever it is subsequently determined that an underlying transaction is not going to occur, with any gains or losses recognized in the Consolidated Statement of Operations at such time, and with any subsequent changes in fair value recognized currently in earnings. Fair values of derivatives are determined based on quoted prices for similar contracts. The effective portion of the change in fair value of the interest rate swap is reported in accumulated other comprehensive income, a component of stockholders’ equity, and is being recognized as an adjustment to interest expense or other (expense) income, respectively, over the same period the related expenses are recognized in earnings. Ineffectiveness would occur when changes in the market value of the hedged transactions are not completely offset by changes in the market value of the derivative and those related gains and losses on derivatives representing hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized currently in earnings when incurred. No ineffectiveness was recognized during the nine months ended September 30, 2014 and 2013.

The significant inputs used to derive the fair value of the contingent acquisition consideration include financial forecasts of future operating results, the probability of reaching the forecast and the associated discount rate. The weighted average probability of the contingent acquisition consideration ranges from 20% to 40%, with a weighted average discount rate of 12%.

The following table provides a reconciliation of the beginning and ending balances for the contingent consideration liability measured at fair value using significant unobservable inputs (Level 3) (unaudited):

Due to Seller
Balance at December 31, 2013	$(1,537)
Payment of contingent consideration	441
Contingent consideration on acquisition	(43)
Change in fair value	(663)

Balance at September 30, 2014	$(1,802)

Obligations related to contingent consideration for certain acquisitions were finalized in the third quarter of 2014 in the amount of $1,670, of which $300 and $1,370 were paid in September and October of 2014, respectively.

For the three months ended September 30, 2014 and 2013, the Company recognized an expense of $6 and a benefit of $62, respectively, and recognized the related expense and benefit in General and Administrative Expenses within the Consolidated Statement of Income due to the change in fair value measurements using a Level 3 valuation technique. For the nine months ended September 30, 2014 and 2013, the Company recognized an expense of $663 and a benefit of $370, respectively, and recognized the related expense and benefit in General and Administrative Expenses within the Consolidated Statement of Income due to the change in fair value measurements using a Level 3 valuation technique. These adjustments were the result of using revised forecasts of operating results, updates to the probability of achieving the revised forecasts and updated fair value measurements that revised the Company’s contingent consideration obligations related to the purchase of these businesses.

Nonrecurring Fair Value Measurements

Certain assets are measured at fair value on a nonrecurring basis; that is, the assets are measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). Non-financial assets such as goodwill, intangible assets, and leasehold improvements, equipment land and construction in progress are subsequently measured at fair value when there is an indicator of impairment and recorded at fair value only when impairment is recognized. The Company assesses the impairment of intangible assets annually or whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. The fair value of its goodwill and intangible assets is not estimated if there is no change in events or circumstances that indicate the carrying amount of an intangible asset may not be recoverable. There were no impairment charges for the nine months ended September 30, 2014 and 2013.

Financial instruments not measured at fair value

The following table presents the carrying amounts and estimated fair values of financial instruments not measured at fair value in the Consolidated Balance Sheet at September 30, 2014 (unaudited) and December 31, 2013:

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets:
Cash and cash equivalents	$18,165	$18,165	$23,158	$23,158
Financial Liabilities:
Debt obligations—
Senior Credit Facility, net of original discount on borrowings	260,989	260,989	286,672	286,672
Other debt obligations	2,291	2,291	1,994	1,994
Total debt obligations	$263,280	$263,280	$288,666	$288,666

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

The business is managed based on regions administered by executive vice presidents. The following is a summary of revenues (excluding reimbursed management contract revenue) and gross profit by regions for the three and nine months ended September 30, 2014 and 2013 (unaudited):

	For the three months ended				For the nine months ended
	September 30, 2014	Gross Margin%	September 30, 2013	Gross Margin%	September 30, 2014	Gross Margin%	September 30, 2013	Gross Margin%

Revenues (a):
Region One
Lease contracts	$79,675		$77,970		$227,490		$230,444
Management contracts (b)	23,058		23,733		73,647		80,473
Total Region One	102,733		101,703		301,137		310,917
Region Two
Lease contracts	1,094		1,065		3,550		3,396
Management contracts	4,845		8,467		20,870		24,344
Total Region Two	5,939		9,532		24,420		27,740
Region Three
Lease contracts	12,840		11,791		36,760		34,930
Management contracts	13,292		13,738		42,485		46,321
Total Region Three	26,132		25,529		79,245		81,251
Region Four
Lease contracts	12,716		10,602		35,299		33,075
Management contracts	23,141		22,988		78,150		73,815
Total Region Four	35,857		33,590		113,449		106,890
Region Five
Lease contracts	22,787		22,086		67,929		68,229
Management contracts	10,715		8,849		30,823		30,261
Total Region Five	33,502		30,935		98,752		98,490
Other
Lease contracts	(108)		(743)		(431)		(2,986)
Management contracts	2,827		(94)		6,789		1,221
Total Other	2719		(837)		6,358		(1,765)
Total Revenues	206,882		200,452		623,361		623,523

Gross Profit:
Region One
Lease contracts	5,232	7%	3,649	5%	10,209	4%	12,640	5%
Management contracts	11,351	49%	12,045	51%	34,204	46%	36,082	45%
Total Region One	16,583		15,694		44,413		48,722
Region Two
Lease contracts	96	9%	17	2%	237	7%	388	11%
Management contracts	2,675	55%	3,572	42%	8,981	43%	7,215	30%
Total Region Two	2,771		3,589		9,218		7,603
Region Three
Lease contracts	1,687	13%	1,402	12%	3,938	11%	3,578	10%
Management contracts	5,876	44%	4,947	36%	16,504	39%	17,706	38%
Total Region Three	7,563		6,349		20,442		21,284
Region Four
Lease contracts	1,062	8%	842	8%	2,627	7%	2,693	8%
Management contracts	6,162	27%	4,749	21%	19,868	25%	17,495	24%
Total Region Four	7,224		5,591		22,495		20,188
Region Five
Lease contracts	4,639	20%	3,867	18%	14,280	21%	12,778	19%
Management contracts	5,078	47%	4,200	47%	14,305	46%	12,247	40%
Total Region Five	9,717		8,067		28,585		25,025
Other
Lease contracts	(232)	215%	(2,702)	364%	(1,277)	296%	(4,817)	161%
Management contracts	(5)	0%	3,488	-3,711%	2,931	43%	8,440	691%
Total Other	(237)		786		1,654		3,623
Total gross profit	43,621		40,076		126,807		126,445
General and administrative expenses	24,123		20,494		75,185		75,310
General and administrative expense percentage of gross profit	55%		51%		59%		60%
Depreciation and amortization	7,630		7,959		22,523		23,704
Operating income	11,868		11,623		29,099		27,431
Other expenses (income):
Interest expense	4,162		4,818		13,782		14,421
Interest income	(144)		(108)		(336)		(347)
	4,018		4,710		13,446		14,074
Income before income taxes	7,850		6,913		15,653		13,357
Income tax (benefit)	2,763		2,448		(421)		4,359
Net income	5,087		4,465		16,074		8,998
Less: Net income attributable to noncontrolling interest	785		721		2,162		2,070
Net income attributable to SP Plus Corporation	$4,302		$3,744		$13,912		$6,928

(a)                                      Excludes reimbursed management contract revenue.

(b)                                     The nine months ended September 30, 2013 included a net gain of $2,700 related to the sale of rights associated with a certain contract.

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

14. Subsequent Events

On October 29, 2014, the Company entered into an agreement to establish a joint venture with Parkmobile USA, Inc. (“Parkmobile USA”) and effective October 31, 2014, the Company contributed all of the assets and liabilities of its proprietary Click and Park® parking prepayment business in exchange for a 30% interest in the newly formed legal entity called Parkmobile, LLC. The joint venture, Parkmobile, LLC, will provide on-demand and prepaid transaction processing for on-and off-street parking and transportation services. The contribution of the Click and Park® business in the joint venture will result in the deconsolidation of the Click and Park® business and recognition of the Company’s equity investment in the newly formed joint venture at fair value.  The Company will account for its equity interest in the joint venture in Parkmobile, LLC using the equity method of accounting.  As a result of the transaction, the Company expects to recognize a pre-tax gain in the fourth quarter 2014, the amount of which the Company is currently unable to estimate.  The fiscal year-end of Parkmobile, LLC will be December 31, which is the fiscal year-end of the Company.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We operate our clients’ properties through two types of arrangements: management contracts and leases. Under a management contract, we typically receive a base monthly fee for managing the facility, and we may also receive an incentive fee based on the achievement of facility performance objectives. We also receive fees for ancillary services. Typically, all of the underlying revenue and expenses of the parking operations under a standard management contract flow through to our clients rather than to us. However, some management contracts, which are referred to as “reverse” management contracts, usually provide for larger management fees and require us to pay various costs. Under lease arrangements, we generally pay to the property owner either a fixed annual rent, a percentage of gross customer collections or a combination thereof. We collect all revenue under lease arrangements and we are responsible for most operating expenses, but we are typically not responsible for major maintenance, capital expenditures or real estate taxes. Margins for lease contracts vary significantly, not only due to operating performance, but also due to variability of parking rates in different cities and varying space utilization by parking facility type and location. As of September 30, 2014, we operated approximately 82% of our locations under management contracts and approximately 18% of our locations under leases. For the nine months ended September 30, 2014, we derived approximately 77% of our gross profit under management contracts and approximately 23% of our gross profit under lease contracts.

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

Accordingly, while a change in the proportion of our operating agreements that are structured as leases versus management contracts may cause significant fluctuations in reported revenue and expense of parking services that change will not artificially affect our gross profit. For example, as of September 30, 2014, we operated approximately 82% of our locations under management contracts and we derived approximately 77% of our gross profit under management contracts. Only approximately 41% of total revenue (excluding reimbursed management contract revenue), however, was from management contracts because under those contracts the revenue collected from parking customers belongs to our clients. Therefore, gross profit and total general and administrative expenses, rather than revenue, are management’s primary focus.

On October 2, 2012, we completed our acquisition (the “Central Merger”) of Central Parking Corporation (“Central”) for 6,161,332 shares of our common stock and the assumption of $217.7 million of Central’s debt, net of cash acquired. Additionally, Central’s former stockholders will be entitled to receive $27.0 million to be paid three years after closing, to the extent the $27.0 million is not used to satisfy seller indemnity obligations pursuant to the Agreement and Plan of Merger dated February 28, 2012. Our consolidated results of operations for the three and nine months ended September 30, 2014 and 2013 include Central’s results of operations for the periods presented.

General Business Trends

We believe that sophisticated commercial real estate developers and property managers and owners recognize the opportunity for parking and related services to be a profit generator rather than a cost center. Often, the parking experience makes both the first and the last impressions on their properties’ tenants and visitors. By outsourcing these services, they are able to capture additional profit by leveraging the unique operational skills and controls that an experienced parking management company can offer. Our ability to consistently deliver a uniformly high level of parking and related services and maximize the profit to our clients improves our ability to win contracts and retain existing locations. Our location retention rate for the twelve-month period ending September 30, 2014 was approximately 90%, compared to approximately 88% for the twelve-month period ended September 30, 2013, excluding Central for the period of time in 2012 Central was not under our ownership and dispositions required by the Department of Justice in connection with the Central Merger.

Summary of Operating Facilities

We focus our operations in core markets where a concentration of locations improves customer service levels and operating margins. The following table reflects our facilities operated at the end of the periods indicated:

	September 30, 2014	December 31, 2013	September 30, 2013
Managed facilities	3,476	3,393	3,420
Leased facilities	789	850	857
Total facilities	4,265	4,243	4,277

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

•             Parking services revenue—management contracts.Management contract revenue consists of management fees, including both fixed and performance-based fees, and amounts attributable to ancillary services such as accounting, equipment leasing, payments received for exercising termination rights, consulting, developmental fees, gains on sales of contracts, as well as insurance and other value-added services with respect to managed locations. We believe we generally purchase required insurance at lower rates than our clients can obtain on their own because we effectively self-insure for all liability and worker’s compensation claims by maintaining a large per-claim deductible. As a result, we have generated operating income on the insurance provided under our management contracts by focusing on our risk management efforts and controlling losses. Management contract revenue does not include gross customer collections at the managed locations as this revenue belongs to the property owner rather than to us. Management contracts generally provide us with a management fee regardless of the operating performance of the underlying facility.

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

The business is managed based on regions administered by executive vice presidents. The following is a summary of revenues (excluding reimbursed management contract revenue), cost of parking services and gross profit by regions for the three and nine months ended September 30, 2014 and 2013:

Three Months ended September 30, 2014 Compared to Three Months ended September 30, 2013

Segment revenue information is summarized as follows (unaudited):

	Three Months Ended September 30,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	Amount	%
	(In millions)
Lease contract revenue:
New location	$3.6	$0.0	$0.0	$0.0	$1.5	$0.0	$0.6	$0.3	$0.6	$0.0	$0.0	$0.0	$6.3	$0.3	$6.0	2000.0%
Contract expirations	0.7	1.8	0.0	0.0	(0.2)	1.1	0.0	0.9	0.1	0.5	0.0	0.0	0.6	4.3	(3.7)	-86.0%
Same location	75.1	75.3	1.1	1.1	11.5	10.7	9.8	9.4	22.0	21.6	0.1	(0.8)	119.6	117.3	2.3	2.0%
Conversions	0.2	0.9	0.0	0.0	0.0	0.0	2.3	0.0	0.0	0.0	0.0	0.0	2.5	0.9	1.6	177.8%
Total lease contract revenue	$79.6	$78.0	$1.1	$1.1	$12.8	$11.8	$12.7	$10.6	$22.7	$22.1	$0.1	$(0.8)	$129.0	$122.8	$6.2	5.0%
Management contract revenue:
New location	$2.7	$0.2	$0.4	$0.5	$1.6	$0.1	$1.4	$0.0	$1.8	$0.0	$0.0	$0.0	$7.9	$0.8	$7.1	887.5%
Contract expirations	0.2	2.0	0.0	0.3	0.1	1.3	0.0	0.1	0.2	0.8	0.0	(0.1)	0.5	4.4	(3.9)	-88.6%
Same location	20.1	21.4	4.4	7.7	11.7	12.3	21.6	22.9	8.7	8.0	2.8	0.1	69.3	72.4	(3.1)	-4.3%
Conversions	0.1	0.1	0.0	0.0	0.0	0.1	0.1	0.0	0.0	0.0	0.0	(0.1)	0.2	0.1	0.1	100.0%
Total management contract revenue	$23.1	$23.7	$4.8	$8.5	$13.4	$13.8	$23.1	$23.0	$10.7	$8.8	$2.8	$(0.1)	$77.9	$77.7	$0.2	0.3%

Parking services revenue—lease contracts.  Lease contract revenue increased $6.2 million, or 5.0%, to $129.0 million for the three months ended September 30, 2014, compared to $122.8 million for the three months ended September 30, 2013. The increase in lease contract revenue resulted primarily from increases of $6.0 million from new locations, $2.3 million from same locations and $1.6 from conversions, partially offset by a $3.7 million decrease in revenue from contract expirations. Same location revenue increases were primarily due to increases in short-term parking and monthly parking revenues.

From a reporting segment perspective, lease contract revenue increased primarily due to new locations in regions one, three, four and five, same location increases in three, four, five and other and conversions in region four. The increase in lease contract revenue was partially offset by decreases in lease contract revenue for contract expirations in regions one, three, four and five, same locations in region one and conversions for region one.  Same location revenue increases for the aforementioned regions were primarily due to increases in short-term parking and monthly parking revenue.

Revenue associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

Parking services revenue—management contracts.  Management contract revenue increased $0.2 million, or 0.3%, to $77.9 million for the three months ended September 30, 2014, compared to $77.7 million for the three months ended September 30, 2013.  The increase in management contract revenue resulted primarily from increases of $7.1 from new locations and $0.1 from conversions, partially offset by a $3.9 million decrease from contract expirations and $3.1 million decrease in same locations. The decreases in same location revenue were primarily due to decreases in other ancillary services.

From a reporting segment perspective, management contract revenue increased primarily due to new locations in regions one, three, four and five, same locations increases in region five and other, contract expirations in other and conversions in region four and other, which was partially offset by decreases in revenue for contract expirations in all five regions, new locations in region two, same locations in regions one, two, three and four and conversions in region three.  The decreases in same location revenue for the aforementioned regions were primarily due to decreases in other ancillary services.

Revenue associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

Reimbursed management contract revenue. Reimbursed management contract revenue increased $18.5 million, or 12.0%, to $173.4 million for the three months ended September 30, 2014, compared to $154.9 million for the three months ended September 30, 2013. This increase resulted from additional reimbursements for costs incurred on behalf of owners.

Segment cost of parking services information is summarized as follows (unaudited):

	Three Months Ended September 30,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	Amount	%
	(In millions)
Cost of parking services lease contracts:
New location	$3.2	$0.0	$0.0	$0.0	$1.3	$0.0	$0.5	$0.2	$0.6	$0.0	$0.1	$0.0	$5.7	$0.2	$5.5	2750.0%
Contract expirations	0.1	1.6	0.0	0.0	(0.2)	0.9	0.0	0.8	0.1	0.4	0.0	0.0	0.0	3.7	(3.7)	-100.0%
Same location	71.0	72.0	1.0	1.0	10.0	9.4	9.1	8.7	17.5	17.8	(0.1)	2.1	108.5	111.0	(2.5)	-2.3%
Conversions	0.2	0.8	0.0	0.0	0.0	0.0	2.1	0.0	0.0	0.0	0.0	0.0	2.3	0.8	1.5	187.5%
Total cost of parking services lease contracts	$74.5	$74.4	$1.0	$1.0	$11.1	$10.3	$11.7	$9.7	$18.2	$18.2	$0.0	$2.1	$116.5	$115.7	$0.8	0.7%
Cost of parking services management contracts:
New location	$1.8	$0.1	$0.1	$0.3	$0.9	$0.0	$0.9	$0.0	$0.9	$0.0	$0.6	$0.0	$5.2	$0.4	$4.8	1200.0%
Contract expirations	0.2	1.2	0.0	0.2	0.0	0.7	0.0	0.1	0.2	0.3	0.0	0.0	0.4	2.5	(2.1)	-84.0%
Same location	9.7	10.3	2.1	4.4	6.5	8.0	16.0	18.2	4.6	4.3	2.1	(3.6)	41.0	41.6	(0.6)	-1.4%
Conversions	0.0	0.1	0.0	0.0	0.0	0.1	0.1	0.0	0.0	0.0	0.0	0.0	0.1	0.2	(0.1)	-50%
Total cost of parking services management contracts	$11.7	$11.7	$2.2	$4.9	$7.4	$8.8	$17.0	$18.3	$5.7	$4.6	$2.7	$(3.6)	$46.7	$44.7	$2.0	4.5%

Cost of parking services—lease contracts.  Cost of parking services for lease contracts increased $0.8 million, or 0.7%, to $116.5 million for the three months ended September 30, 2014 compared to $115.7 million for the three months ended September 30, 2013.  The increase in cost of parking services for lease contracts resulted primarily from increases of $5.5 million from new locations and $1.5 million from conversions, partially offset by a $3.7 million decrease from contract expirations and a $2.5 million decrease for same location costs.  Same location costs decreased primarily due to reductions in operating expenses, partially offset by higher lease rent expense, primarily as a result of contingent rental payments on the increase in revenue for same locations structural and other repair costs related to certain lease contracts acquired in the Central Merger.

From a reporting segment perspective, cost of parking services for lease contracts increased primarily due to new locations in regions one, three, four, five and other, same locations in regions three and four and conversions in region four, partially offset by decreases in same locations in regions one, five and other, conversions in region one and contract expirations in regions one, three, four and five.  Same location costs decreased primarily due to reductions in operating expenses, partially offset by higher lease rent expense, primarily as a result of contingent rental payments on the increase in revenue for same locations and structural and other repair costs related to certain lease contracts acquired in the Central Merger.

Cost of parking services associated with contract expirations relates to contacts that have expired, however, we were operating the facility in the comparative period presented.

Cost of parking services—management contracts.  Cost of parking services for management contracts increased $2.0 million, or 4.5%, to $46.7 million for the three months ended September 30, 2014, compared to $44.7 million for the three months ended September 30, 2013. The increases in cost of parking services for management contracts resulted primarily from increases of $4.8 million from new locations, partially offset by a $2.1 million decrease from contract expirations, and $0.6 million decrease in same location costs and conversions of $0.1 million. Same location cost decreased primarily due decreases in costs associated with reverse management contracts and cost of providing management services, partially offset by an increase in prior year insurance reserve adjustments and costs not specifically identifiable to a region.

From a reporting segment perspective, cost of parking services for management contracts increased primarily due to new locations in regions one, three, four, five and other, conversions in region four and same location in region five and other, partially offset by decreases in cost of parking services for management contracts for new locations in region two, same location in regions one, two, three and four, conversions in region one and three and contract expirations in all five regions.  Same location cost decreased primarily as a result of decreases in costs associated with reverse management contracts and cost of providing management services, partially offset by increases in the other region which was primarily attributed to prior year insurance reserve adjustments and costs that are not specifically identifiable to a region.

Revenue associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

Reimbursed management contract expense. Reimbursed management contract expense increased $18.5 million, or 12.0%, to $173.4 million for the three months ended September 30, 2014, compared to $154.9 million for the three months ended September 30, 2013. This increase resulted from additional reimbursements for costs incurred on behalf of owners.

Segment gross profit/gross profit percentage information is summarized as follows (unaudited):

	Three Months Ended September 30,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	Amount	%
	(In millions)
Gross profit lease contracts:
New location	$0.4	$0.0	$0.0	$0.0	$0.2	$0.0	$0.1	$0.1	$0.0	$0.0	$(0.1)	$0.0	$0.6	$0.1	$0.5	500%
Contract expirations	0.6	0.2	0.0	0.0	0.0	0.2	0.0	0.1	0.0	0.1	0.0	0.0	0.6	0.6	0.0	0.0%
Same location	4.1	3.3	0.1	0.1	1.5	1.3	0.7	0.7	4.5	3.8	0.2	(2.9)	11.1	6.3	4.8	76.2%
Conversions	0.0	0.1	0.0	0.0	0.0	0.0	0.2	0.0	0.0	0.0	0.0	0.0	0.2	0.1	0.1	100%
Total gross profit lease contracts	$5.1	$3.6	$0.1	$0.1	$1.7	$1.5	$1.0	$0.9	$4.5	$3.9	$0.1	$(2.9)	$12.5	$7.1	$5.4	76.1%

	(Percentages)
Gross profit percentage lease contracts:
New location	11.1%	0.0%	0.0%	0.0%	13.3%	0.0%	16.7%	33.3%	0.0%	0.0%	0.0%	0.0%	9.5%	33.3%
Contract expirations	85.7%	11.1%	0.0%	0.0%	0.0%	18.2%	0.0%	11.1%	0.0%	20.0%	0.0%	0.0%	100%	14.0%
Same location	5.5%	4.4%	9.1%	9.1%	13.0%	12.1%	7.1%	7.4%	20.5%	17.6%	200.0%	362.5%	9.3%	5.4%
Conversions	0.0%	11.1%	0.0%	0.0%	0.0%	0.0%	8.7%	0.0%	0.0%	0.0%	0.0%	0.0%	8.0%	11.1%
Total gross profit percentage	6.4%	4.6%	9.1%	9.1%	13.3%	12.7%	7.9%	8.5%	19.8%	17.6%	100.0%	0.0%	9.7%	5.8%

	(In millions)
Gross profit management contracts:
New location	$0.9	$0.1	$0.3	$0.2	$0.7	$0.1	$0.5	$0.0	$0.9	$0.0	$(0.6)	$0.0	$2.7	$0.4	$2.3	575.0%
Contract expirations	0.0	0.8	0.0	0.1	0.1	0.6	0.0	0.0	0.0	0.5	0.0	(0.1)	0.1	1.9	(1.8)	-94.7%
Same location	10.4	11.1	2.3	3.3	5.2	4.3	5.6	4.7	4.1	3.7	0.7	3.7	28.3	30.8	(2.5)	-8.1%
Conversions	0.1	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	(0.1)	0.1	(0.1)	0.2	200%
Total gross profit management contracts	$11.4	$12.0	$2.6	$3.6	$6.0	$5.0	$6.1	$4.7	$5.0	$4.2	$0.1	$3.5	$31.2	$33.0	$(1.8)	-5.5%

	(Percentages)
Gross profit percentage management contracts:
New location	33.3%	50.0%	75.0%	40.0%	43.8%	100.0%	35.7%	0.0%	50.0%	0.0%	0.0%	0.0%	34.2%	50.0%
Contract expirations	0.0%	40.0%	0.0%	33.3%	100%	46.2%	0.0%	0.0%	0.0%	62.5%	0.0%	100%	20.0%	43.2%
Same location	51.7%	51.9%	52.3%	42.9%	44.4%	35.0%	25.9%	20.5%	47.1%	46.3%	25.0%	3700.0%	40.8%	42.5%
Conversions	100.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	100%	50.0%	-100.0%
Total gross profit percentage	49.4%	50.6%	54.2%	42.4%	44.8%	36.2%	26.4%	20.4%	46.7%	47.7%	3.6%	-3500.0%	40.1%	42.5%

Gross profit—lease contracts.  Gross profit for lease contracts increased $5.4 million, or 76.1%, to $12.5 million for the three months ended September 30, 2014, compared to $7.1 million for three months ended September 30, 2013. Gross profit percentage for lease contracts increased to 9.7% for the three months ended September 30, 2014, compared to 5.8% for the three months ended September 30, 2013.  Gross profit for lease contracts increased primarily as a result of increases in gross profit for same location, new locations and conversions.  Same location increases were primarily due to increases in short-term and monthly parker.

From a reporting segment perspective, gross profit for lease contracts increased primarily due to new locations in regions one and three, same locations for regions one, three, five and other, contract expirations in region one and conversions in region four, partially offset by decreases to gross profit for new locations in other, contract expirations in regions three, four and five and conversions in region one.  Gross profit for lease contracts on same locations increased primarily due to increases in short-term and monthly parking revenue and lower operating expenses, partially offset by structural and other repair costs related to certain lease contracts acquired in the Central Merger and higher lease rent expense, primarily as a result of contingent rental payments on increased revenue.

Gross profit associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

Gross profit—management contracts.  Gross profit for management contracts decreased $1.8 million, or 5.5%, to $31.2 million for the three months ended September 30, 2014 compared to $33.0 million the three months ended September 30, 2013. Gross profit percentage for management contracts decreased to 40.1% for three months ended September 30, 2014, compared to 42.5% for September 30, 2014.  The decrease in gross profit for management contracts was primarily as a result of contract expirations and same locations, partially offset by increases in new locations and conversions.

From a reporting segment perspective, gross profit for management contracts decreased primarily due to contract expirations in region one, two, three and five, same locations in regions one, two and other, partially offset by increases to gross profit for new locations in all five regions, contract expirations in other, same locations in regions three, four and five and conversions in region one and other. Gross profit for management contracts decreased on same locations primarily as a result of decreases in revenue for other ancillary services, partially offset by decreases in costs for reverse management contracts and cost of providing management services.

The other region amounts in same location primarily represent prior year insurance reserve adjustments and amounts that are not specifically identifiable to a specific region.

Gross profit associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

General and administrative expenses .General and administrative expenses increased $3.6 million, or 17.7%, to $24.1 million for the three months ended September 30, 2014, compared to $20.5 million for the three months ended September 30, 2013.  The increase was primarily related to increases in integration related costs incurred in connection with the Central Merger and increases in expected pay-out under our performance based compensation programs and increased compensation and benefit costs.

Depreciation and amortization. Depreciation and amortization decreased $0.3 million, or 4.1%, to $7.6 million for the three months ended September 30, 2014, as compared to $8.0 million for the three months ended September 30, 2013. This decrease was a result of a reduction in amortization and depreciation for acquired tangible and intangible assets.

Interest expense. Interest expense was $4.2 million for the three months ended September 30, 2014 as compared to $4.8 million for the three months ended September 30, 2013.  The decrease in interest expense was primarily related to decreases in average borrowing rates and reductions in amounts outstanding under our Credit Facility.

Interest income. Interest income was $0.1 million for the three months ended September 30, 2014 and 2013.

Income tax expense. Income tax expense increased $0.3 million, or 12.9%, to $2.8 million for the three months ended September 30, 2014, as compared to $2.5 million for the three months ended September 30, 2013. An increase in our pre-tax income of $0.9 million for the three months ended September 20, 2014 when compared to the three months ended September 30, 2013 resulted in a $0.3 million increase in income tax expense. Our effective tax rate was 35.2% for the three months ended September 30, 2014 and 35.4% for the three months ended September 30, 2013.

Nine Months ended September 30, 2014 Compared to Nine Months ended September30, 2013

Segment revenue information is summarized as follows (unaudited):

	Nine Months Ended September 30,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	Amount	%
	(In millions)
Lease contract revenue:
New location	$10.2	$1.2	$0.0	$0.0	$4.6	$0.5	$1.8	$0.3	$1.8	$0.1	$0.0	$0.0	$18.4	$2.1	$16.3	776.2%
Contract expirations	3.0	7.1	0.0	0.0	0.9	4.2	0.0	3.0	0.9	3.1	0.0	0.0	4.8	17.4	(12.6)	-72.4%
Same location	213.3	219.5	3.6	3.4	31.0	30.2	31.1	29.8	65.3	65.0	(0.5)	(3.1)	343.8	344.8	(1.0)	-0.3%
Conversions	1.1	2.7	0.0	0.0	0.2	0.1	2.3	0.0	0.0	0.0	0.0	0.0	3.6	2.8	0.8	28.6%
Total lease contract revenue	$227.6	$230.5	$3.6	$3.4	$36.7	$35.0	$35.2	$33.1	$68.0	$68.2	$(0.5)	$(3.1)	$370.6	$367.1	$3.5	1.0%
Management contract revenue:
New location	$9.4	$1.9	$3.3	$0.5	$4.3	$0.8	$3.9	$0.1	$5.1	$1.1	$0.0	$0.0	$26.0	$4.4	$21.6	490.9%
Contract expirations	3.4	8.6	0.3	0.7	1.4	6.4	0.1	0.4	1.4	2.7	0.0	0.0	6.6	18.8	(12.2)	-64.9%
Same location	60.6	69.8	17.3	23.1	36.8	38.6	74.0	73.3	24.3	26.4	6.8	1.2	219.8	232.4	(12.6)	-5.4%
Conversions	0.2	0.2	0.0	0.0	0.0	0.6	0.1	0.0	0.1	0.0	0.0	0.0	0.4	0.8	(0.4)	-50.0%
Total management contract revenue	$73.6	$80.5	$20.9	$24.3	$42.5	$46.4	$78.1	$73.8	$30.9	$30.2	$6.8	$1.2	$252.8	$256.4	$(3.6)	-1.4%

Parking services revenue—lease contracts.  Lease contract revenue increased $3.5 million, or 1.0%, to $370.6 million for the nine months ended September 30, 2014, compared to $367.1 million for the nine months ended September 30, 2013. The increase in lease contract revenue resulted primarily from increases in new locations of $16.3 million and conversions of $0.8 million, partially offset by decreases from contract expirations of $12.6 million and same locations of $1.0 million.

From a reporting segment perspective, lease contract revenue increased primarily due to new locations in regions one, three, four and five, same locations in regions two, three, four, five and other and conversions in regions three and four, partially offset by decreases in lease contract revenue for contract expirations in region one, three, four and five, conversions in region one and same locations in region one.  Same location revenue decreases for the aforementioned regions were primarily due to increases in short-term parking and valet services revenue, despite the adverse impact due of severe weather in the first quarter 2014.

Revenue associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

Parking services revenue—management contracts.  Management contract revenue decreased $3.6 million, or 1.4%, to $252.8 million for the nine months ended September 30, 2014, compared to $256.4 million for the nine months ended September 30, 2013.  The decrease in management contract revenue resulted primarily from decreases in contract expirations of $12.2 million, decreases in same locations of $12.6 million, and decreases in conversions of $0.4 million, partially offset by increases for new locations of $21.6 million. Same location revenue decreased primarily due to decreases in other ancillary services.

From a reporting segment perspective, management contract revenue decreased primarily due to contract expirations in all five regions, same locations in regions one, two, three and five and conversions in region three, partially offset by increases in new locations in all five regions, same locations in region four and other and conversions in regions four and five.   The decreases in same location revenue were primarily due to decreases in other ancillary services.

Revenue associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

Reimbursed management contract revenue. Reimbursed management contract revenue increased $34.4 million, or 7.3%, to $507.2 million for the nine months ended September 30, 2014, compared to $472.7 million for the nine months ended September 30, 2013. This increase resulted from additional reimbursements for costs incurred on behalf of owners.

Segment cost of parking services information is summarized as follows (unaudited):

	Nine Months Ended September 30,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	Amount	%
	(In millions)
Cost of parking services lease contracts:
New location	$8.4	$0.8	$0.0	$0.0	$3.9	$0.5	$1.6	$0.2	$1.6	$0.1	$0.1	$0.0	$15.6	$1.6	$14.0	875.0%
Contract expirations	1.8	6.3	0.0	0.0	0.7	3.8	0.0	2.6	0.8	2.6	0.0	0.0	3.3	15.3	(12.0)	-78.4%
Same location	206.1	208.2	3.3	3.0	28.0	27.0	29.0	27.5	51.2	52.8	0.9	1.9	318.5	320.4	(1.9)	-0.6%
Conversions	0.9	2.4	0.0	0.0	0.2	0.1	2.1	0.0	0.0	0.0	0.0	0.0	3.2	2.5	0.7	28.0%
Total cost of parking services lease contracts	$217.2	$217.7	$3.3	$3.0	$32.8	$31.4	$32.7	$30.3	$53.6	$55.5	$1.0	$1.9	$340.6	$339.8	$0.8	0.2%
Cost of parking services management contracts:
New location	$6.2	$1.0	$2.2	$0.4	$2.5	$0.4	$3.0	$0.1	$3.0	$0.9	$0.6	$0.0	$17.5	$2.8	$14.7	525.0%
Contract expirations	2.5	4.3	0.1	0.4	0.9	3.8	0.1	0.3	0.8	1.1	0.0	0.0	4.4	9.9	(5.5)	-55.6%
Same location	30.7	39.0	9.7	16.4	22.6	24.2	55.1	55.9	12.7	16.1	3.0	(7.3)	133.8	144.3	(10.5)	-7.3%
Conversions	0.1	0.1	0.0	0.0	0.0	0.2	0.1	0.0	0.1	0.0	0.0	0.0	0.3	0.3	0.0	0.0%
Total cost of parking services management contracts	$39.5	$44.4	$12.0	$17.2	$26.0	$28.6	$58.3	$56.3	$16.6	$18.1	$3.6	$(7.3)	$156.0	$157.3	$(1.3)	-0.8%

Cost of parking services—lease contracts.  Cost of parking services for lease contracts increased $0.8 million, or 0.2%, to $340.6 million for the nine months ended September 30, 2014 compared to $339.8 million for the nine months ended September 30, 2013.  The increase in cost of parking services resulted primarily from increases of $14.0 million from new locations and $0.7 million from conversions, partially offset by decreases of $12.0 million from contract expirations and $1.9 million from same locations.  Same location costs decreased primarily due to lower operating costs, partially offset by increases primarily related to structural repair costs related to certain lease contracts acquired in the Central Merger and contingent rental payments on increased revenue from same locations.

From a reporting segment perspective, the increase in cost of parking services for lease contracts was primarily due to new locations in regions one, three, four, five and other, same locations in regions two, three and four and conversions in regions three and four, partially offset by reductions in cost of parking services in contract expirations in regions one, three, four and five, same locations in regions one, five and other and conversions in region one. Same location cost decreased due to higher lease rent expense, primarily as a result of contingent rental payments on increased revenue, and slightly lower operating costs, partially offset by structural repair costs related to certain lease contracts acquired in the Central Merger.

Cost of parking services associated with contract expirations relates to contacts that have expired however, we were operating the facility in the comparative period presented.

Cost of parking services—management contracts.  Cost of parking services for management contracts decreased $1.3 million, or 0.8%, to $156.0 million for the nine months ended September 30, 2014, compared to $157.3 million for the nine months ended September 30, 2013. The decrease in cost of parking services for management contracts resulted primarily from decreases of $5.5 million from contract expirations, $10.5 million from same locations, partially offset by a $14.7 million increase from new locations. Same location cost decreases primarily resulted from lower costs associated with reverse management contracts and the cost of providing management services.

From a reporting segment perspective, cost of parking services for management contracts decreased primarily due to contract expirations in all five regions, decreases in cost of parking services within same locations for all five regions and conversions in region three, partially offset by new locations in all five regions and other, increases in cost of parking services within same location in other and conversions for regions four and five. Same location cost decreases primarily resulted from lower costs associated with reverse management contracts and the cost of providing management services, partially offset by an increase in prior year insurance reserve adjustments and costs not specifically identifiable to a region.

Cost of parking services associated with contract expirations relates to contacts that have expired, however, we were operating the facility in the comparative period presented.

Reimbursed management contract expense.  Reimbursed management contract expense increased $34.4 million, or 7.3%, to $507.2 million for the nine months ended September 30, 2014, compared to $472.7 million for the nine months ended September 30, 2013. This increase resulted from additional reimbursements for costs incurred on behalf of owners.

Segment gross profit/gross profit percentage information is summarized as follows (unaudited):

	Nine Months Ended September 30,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	Amount	%
	(In millions)
Gross profit lease contracts:
New location	$1.8	$0.4	$0.0	$0.0	$0.7	$0.0	$0.2	$0.1	$0.2	$0.0	$(0.1)	$0.0	$2.8	$0.5	$2.3	460%
Contract expirations	1.2	0.8	0.0	0.0	0.2	0.4	0.0	0.4	0.1	0.5	0.0	0.0	1.5	2.1	(0.6)	-28.6%
Same location	7.2	11.3	0.3	0.4	3.0	3.2	2.1	2.3	14.1	12.2	(1.4)	(5.0)	25.3	24.4	0.9	3.7%
Conversions	0.2	0.3	0.0	0.0	0.0	0.0	0.2	0.0	0.0	0.0	0.0	0.0	0.4	0.3	0.1	33.3%
Total gross profit lease contracts	$10.4	$12.8	$0.3	$0.4	$3.9	$3.6	$2.5	$2.8	$14.4	$12.7	$(1.5)	$(5.0)	$30.0	$27.3	$2.7	9.9%

	(Percentages)
Gross profit percentage lease contracts:
New location	17.6%	33.3%	0.0%	0.0%	15.2%	0.0%	11.1%	33.3%	11.1%	0.0%	0.0%	0.0%	15.2%	23.8%
Contract expirations	40.0%	11.3%	0.0%	0.0%	22.2%	9.5%	0.0%	13.3%	11.1%	16.1%	0.0%	0.0%	31.3%	12.1%
Same location	3.4%	5.1%	8.3%	11.8%	9.7%	10.6%	6.8%	7.7%	21.6%	18.8%	280.0%	161.3%	7.4%	7.1%
Conversions	18.2%	11.1%	0.0%	0.0%	0.0%	0.0%	8.7%	0.0%	0.0%	0.0%	0.0%	0.0%	11.1%	10.7%
Total gross profit percentage	4.6%	5.6%	8.3%	11.8%	10.6%	10.3%	7.1%	8.5%	21.2%	18.6%	300.0%	161.3%	8.1%	7.4%

	(In millions)
Gross profit management contracts:
New location	$3.2	$0.9	$1.1	$0.1	$1.8	$0.4	$0.9	$0.0	$2.1	$0.2	$(0.6)	$0.0	$8.5	$1.6	$6.9	431.3%
Contract expirations	0.9	4.3	0.2	0.3	0.5	2.6	0.0	0.1	0.6	1.6	0.0	0.0	2.2	8.9	(6.7)	-75.3%
Same location	29.9	30.8	7.6	6.7	14.2	14.4	18.9	17.4	11.6	10.3	3.8	8.5	86.0	88.1	(2.1)	-2.4%
Conversions	0.1	0.1	0.0	0.0	0.0	0.4	0.0	0.0	0.0	0.0	0.0	0.0	0.1	0.5	(0.4)	-80.0%
Total gross profit management contracts	$34.1	$36.1	$8.9	$7.1	$16.5	$17.8	$19.8	$17.5	$14.3	$12.1	$3.2	$8.5	$96.8	$99.1	$(2.3)	-2.3%

	(Percentages)
Gross profit percentage management contracts:
New location	34.0%	47.4%	33.3%	20.0%	41.9%	50.0%	23.1%	0.0%	41.2%	18.2%	0.0%	0.0%	32.7%	36.4%
Contract expirations	26.5%	50.0%	66.7%	42.9%	35.7%	40.6%	0.0%	25.0%	42.9%	59.3%	0.0%	0.0%	33.3%	47.3%
Same location	49.3%	44.1%	43.9%	29.0%	38.6%	37.3%	25.5%	23.7%	47.7%	39.0%	55.9%	708.3%	39.1%	37.9%
Conversions	50.0%	50.0%	0.0%	0.0%	0.0%	66.7%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	25.0%	62.5%
Total gross profit percentage	46.3%	44.8%	42.6%	29.2%	38.8%	38.4%	25.4%	23.7%	46.3%	40.1%	47.1%	708.3%	38.3%	38.7%

Gross profit—lease contracts.  Gross profit for lease contracts increased $2.7 million, or 9.9%, to $30.0 million for the nine months ended September 30, 2014, compared to $27.3 million for nine months ended September 30, 2013. Gross profit percentage for lease contracts increased to 8.1% for the nine months ended September 30, 2014, compared to 7.4% for the nine months ended September 30, 2013.  Gross profit for lease contracts increased primarily as a result of increases in gross profit for new locations of $2.3 million, same locations of $0.9 million and conversions of $0.1 million, partially offset by decreases from contract expirations of $0.6 million.

From a reporting segment perspective, gross profit for lease contracts increased primarily due to new locations in region one, three, four and five, conversions in region four, same locations for region five and other and contract expirations in region one, partially offset by decreases to gross profit for same locations in regions one, two, three and four, conversions in region one, and contract expirations in regions three, four and five and new locations for other. Gross profit for lease contracts on same locations increased primarily due to increases in short-term and monthly parking revenue as a result of adverse weather experienced in the first quarter 2014.

Gross profit associated with contract expirations relates to contracts that have expired however, we were operating the facility in the comparative period presented.

Gross profit—management contracts.  Gross profit for management contracts decreased $2.3 million, or 1.4%, to $96.8 million for the nine months ended September 30, 2014, compared to $99.1 million for nine months ended September 30, 2013. The decrease in gross profit was primarily due to contract expirations of $6.7 million, same locations of $2.1 million and conversions of $0.4 million, partially offset by new locations of $6.9 million.

From a reporting segment perspective, gross profit for management contracts decreased primarily due to contract expirations in all five regions, same locations in regions one, three and other, conversions in region three and new locations in region other, partially offset by increases to gross profit for new locations in all five regions, same locations in regions two, four and five. Decreases in gross profit from management contracts for same locations were primarily the result of increases in costs associated with reverse management contracts and the cost of providing management services.  The other region amounts in same location primarily represent prior year insurance reserve adjustments and amounts that are not specifically identifiable to a region.

Gross profit associated with contract expirations relates to contracts that have expired however, we were operating the facility in the comparative period presented.

General and administrative expenses.  General and administrative expenses decreased $0.1 million, or 0.2%, to $75.2 million for the nine months ended September 30, 2014, compared to $75.3 million for the nine months ended September 30, 2013.  The decrease was primarily related to a  reduction in integration related costs incurred in connection with the Central Merger, partially offset by increases in contingent consideration obligations relating to previous acquisitions and increased compensation and benefit costs.

Depreciation and amortization. Depreciation and amortization decreased $1.2 million, or 5.0%, to $22.5 million for the nine months ended September 30, 2014, as compared to $23.7 million for the nine months ended September 30, 2013. This decrease was a result of a reduction in amortization and depreciation for acquired tangible and intangible assets from the Central Merger.

Interest expense. Interest expense was $13.8 million for the nine months ended September 30, 2014 as compared to$14.4 million for the nine months ended September 30, 2013.  The decrease in interest expense was primarily related to decreases in average borrowing rates and reductions in amounts outstanding under our Credit Facility.

Interest income. Interest income was $0.3 million for the nine months ended September 30, 2014 and 2013.

Income tax expense. Income tax expense decreased $4.8 million or 109.7%, to an income tax benefit of $0.4 million for the nine months ended September 30, 2014, as compared to an expense of $4.4 million for the nine months ended September 30, 2013. The effective tax rate for the nine months ended September 30, 2014 was a benefit of 2.7%, as compared to an expense of 32.6% for the nine months ended September 30, 2013. The income tax benefit for the nine months ended September 30, 2014 was primarily as a result of recognizing a $6.3 million discrete benefit for the reversal of a valuation allowance for a deferred tax asset established for historical net operating losses attributable to the State of New York. The valuation allowance was reversed in the first quarter 2014 due to the New York tax law changes effective March 31, 2014.

Liquidity and Capital Resources

Outstanding Indebtedness

On September 30, 2014, we had total indebtedness of approximately $263.3 million, net of original discount on borrowings of $2.6 million, a decrease of $25.4 million from December 31, 2013.

The$263.3 million in total indebtedness as of September 30, 2014 includes:

• $261.0 million under our Senior Credit Facility, net of original discount on borrowings of $2.6 million; and

• $2.3 million of other debt obligations, which includes capital lease obligations and other indebtedness.

We believe that our cash flow from operations, combined with availability under our Senior Credit Facility which amounted to $28.4 million at September 30, 2014, will be sufficient to enable us to repay our indebtedness, and to fund other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before their respective maturities. We believe that we will be able to refinance our indebtedness on commercially reasonable terms.

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

Pursuant to the terms, and subject to the conditions, of the Credit Agreement, the Lenders have made available to us a secured Senior Credit Facility (“Senior Credit Facility”) that permits aggregate borrowings of $450.0 million consisting of (i) a revolving credit facility of up to $200.0 million at any time outstanding, which includes a letter of credit facility that is limited to $100.0 million at any time outstanding, and (ii) a term loan facility of $250.0 million. The Senior Credit Facility matures on October 2, 2017.

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

Under the terms of the Credit Agreement, as of September 30, 2014, we are required to maintain a maximum consolidated total debt to EBITDA ratio of not greater than 3.75:1.0.  There are certain future step downs as described in the Credit Agreement; decreasing to 3.5:1.0 as of the end of each fiscal quarter ending after July 1, 2015 through and including June 30, 2016 and 3.25:1.0 as of the end of each fiscal quarter ending after July 1, 2016. In addition, as of June 30, 2014, the Company is required to maintain a minimum consolidated fixed charge coverage ratio of not less than 1.35:1.0 for each fiscal quarter ending after July 1, 2014.

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

We were in compliance with all of our covenants as of September 30, 2014.

We amended the covenants in November 2013 in connection with our restatement and based on the amendment, we will continue to treat the Bradley Agreement consistent with our prior accounting for purposes of the covenants.

At September 30, 2014, the Company had $78.4 million of borrowing availability under the Credit Agreement, of which the Company could have borrowed $28.4 million on September 30, 2014 and remained in compliance with the above described covenants as of such date. The additional borrowing availability under the Credit Agreement is limited only as of the Company’s fiscal quarter-end by the covenant restrictions described above.   At September 30, 2014, the Company had $55.1 million of letters of credit outstanding under the Senior Credit Facility, with aggregate borrowings against the Senior Credit Facility of $263.6 million (excluding original discount on borrowings of $2.6 million).

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

Certain lease contracts acquired in the Central Merger include provisions allocating to the Company responsibility for all or a defined portion of structural or other improvement and repair costs required on the leased property, including improvement and repair costs arising as a result of ordinary wear and tear. During the three and nine months ended September 30, 2014, we recorded $0.2 million and $1.2 million, respectively, of costs (net of expected recovery of 80% of the total cost through the applicable indemnity discussed in Note 5. Acquisition) in Cost of Parking Services-Leases within the Consolidated Statement of Income for structural and other improvement and repair costs related to certain lease contracts acquired in the Central Merger, whereby the Company has expensed repair costs for certain leases and has engaged a third-party general contractor to complete certain defined structural and other improvement and repair projects. The Company expects to incur substantial additional costs for certain structural or other improvement and repair costs pursuant to the contractual requirements of certain lease contracts acquired in the Central Merger.  Based on information available at this time, the Company currently estimates the total structural and other improvement and repair costs related to these lease contracts acquired in the Central Merger to be between $5.0 million and $20.0 million; however, the Company is still in the process of determining the full extent of the required repairs and improvements required and estimated costs associated with these lease contracts acquired in the Central Merger.  The Company currently expects to recover at least 80% of the total costs incurred prior to October 1, 2015 through the applicable indemnity discussed in Note 5. Acquisition.  While the Company is unable to estimate with certainty when such costs will be incurred, it is expected that all or a substantial majority of these costs will be incurred in early- to mid-calendar year 2015 and prior to October 1, 2015.

Interest Rate Swap Transactions

On October 25, 2012, the Company entered into Interest Rate Swap transactions (collectively, the “Interest Rate Swaps”) with each of JPMorgan Chase Bank, N.A., Bank of America, N.A. and PNC Bank, N.A. in an initial aggregate Notional Amount of $150.0 million (the “Notional Amount”). The Interest Rate Swaps have an effective date of October 31, 2012 and a termination date of September 30, 2017. The Interest Rate Swaps effectively fix the interest rate on an amount of variable interest rate borrowings under the Credit Agreement, originally equal to the Notional Amount at 0.7525% per annum plus the applicable margin rate for LIBOR loans under the Credit Agreement, determined based upon the Company’s consolidated total debt to EBITDA ratio. The Notional Amount is subject to scheduled quarterly amortization that coincides with quarterly prepayments of principal under the Credit Agreement. These Interest Rate Swaps are classified as cash flow hedges, and we calculate the effectiveness of the hedge on a monthly basis. The ineffective portion of the cash flow hedge is recognized in earnings as an increase of interest expense. As of September 30, 2014, no ineffectiveness of the hedge has been recognized. The fair value of the Interest Rate Swaps at September 30, 2014 and December 31, 2013 was an asset of $0.9 million and $0.8 million, respectively, and is included in Prepaid Expenses and Other within the Consolidated Balance Sheet.

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

The deficiency payments represent contingent interest bearing advances to the trustee to cover operating cash flow requirements. As of September 30, 2014, we made $13.6 million of cumulative deficiency payments to the trustee, net of reimbursements. Deficiency payments made are recorded as increases to cost of parking services and the reimbursements are recorded as reductions to cost of parking services. We believe these advances to be fully recoverable and will recognize the principal, interest and premium payments related to the deficiency repayments when received.

During the three months ended September 30, 2014, the Company received deficiency repayments (net of payments made) of $0.1 million, received and recorded interest of $0.1 million, with the net of these amounts recorded as a reduction in Cost of Parking Services within the Consolidated Statement of Income.  During the three months ended September 30, 2013, the Company made deficiency payments (net of repayments received) of $0.3 million, which was recorded as an increase in Cost of Parking Services within the Consolidated Statement of Income.  No premium income was received and recorded for the three months ended September 30, 2014 and 2013 and no interest was received and recorded for the three months ended September 30, 2013. During the nine months ended September 30, 2014 and 2013, the Company received deficiency repayments (net of payments made) of $1.1 million and $0.1 million, respectively, received and recorded premium of $0.1 million and $0.1 million, respectively, and received and recorded interest of $0.1 million and $nil, respectively, with the net of these amounts recorded as a reduction in Cost of Parking Services within the Consolidated Statement of Income.  The Company accrues for deficiency payments when the potential for future deficiency payments are both probable and estimable.  There were no amounts of estimated deficiency payments accrued as of September 30, 2014, as the Company concluded that the potential for future deficiency payments did not meet the criteria of both probable and estimable. The Company accrued $0.1 million of estimated deficiency payments as of December 31, 2013.

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

Net Cash Provided by Operating Activities

Our primary sources of funds are cash flows from operating activities and changes in working capital. Net cash provided by operating activities totaled $35.8 million for the nine-months ended September 30, 2014. Cash provided by operating activities for the nine months ended September 30, 2014 included cash provided from operations of $36.5 million, partially offset by changes in operating assets and liabilities of $0.7 million. The net decrease in changes in operating assets and liabilities resulted primarily from; (i) a net decrease in prepaid and other assets of $10.1 million partially as a result of receiving an income tax refund in the first quarter of 2014 and reduction of prepaid compensation and benefits; (ii) a decrease in notes and accounts receivables of $0.4 million due to timing on payments from our clients; (iii) an increase in accrued liabilities of $6.5 million primarily related to the increases in accrued rent accruals, property tax accruals, insurance loss estimates and non-qualified deferred compensation, partially offset by a decrease in accrued compensation, including performance-based compensation, and payroll withholding accruals offset by (iv) a decrease in accounts payable of $17.6 million, primarily as a result of a reduction in trade accounts payable and payments owed to our clients that are under management contracts as described under “Daily Cash Collections”.

Our primary sources of funds are cash flows from operating activities and changes in working capital. Net cash provided by operating activities totaled $10.2 million for the nine-months ended September 30, 2013. Cash provided by operating activities for the nine-months ended September 30, 2013 included cash provided from operations of $34.4 million, partially offset by changes in operating assets and liabilities of $24.2 million. The net change in operating assets and liabilities resulted primarily from (i) a decrease of $18.5 million in accounts payable due primarily to the timing on payments to our clients and new business under management contracts as described under “Daily Cash Collections”; (ii) a decrease of $6.0 million in other liabilities primarily related to the $3.7 million payment of our performance-based compensation accrual in the first quarter of 2013, $6.0 million in reductions to insurance reserves, $3.4 million for payments on divestitures, partially offset by an increase of $4.6 million for accrued rent and an increase of $2.5 for non-qualified deferred compensation and accrued other expenses; (iii) a net decrease of $11.4 million in prepaid expenses and other assets, partially offset by (iv) an increase of $11.1 million in notes and accounts receivable due to timing of customer collections.

Net Cash Used in Investing Activities

Net cash used in investing activities totaled $11.5 million in the nine-months ended September 30, 2014. Cash used in investing activities for the nine-months ended September 30, 2014 included $10.4 million for capital investments needed to secure and/or extend lease facilities and investment in information system enhancements and infrastructure and $1.4 million of cost of contract purchases, partially offset by $0.4 million for proceeds from sale of assets.

Net cash used in investing activities totaled $11.8 million in the nine-months ended September 30, 2013. Cash used in investing activities for the nine-months ended September 30, 2013 included capital expenditures of $11.5 million for capital investments needed to secure and/or extend leased facilities and investments in information system enhancements and infrastructure and cost of contract purchases of $0.4 million, partially offset by proceeds from sale of assets of $0.1 million.

Net Cash Used in Financing Activities

Net cash used in financing activities totaled $29.3 million in the nine-months ended September 30, 2014. Cash used in financing activities for the nine-months ended September 30, 2014 included $26.7 million of net payments against our Senior Credit Facility, $0.4 million of contingent payments for businesses acquired, $0.1 million of tax benefit from vesting of restricted stock units, $2.2 million of distributions to noncontrolling interest, partially offset by $0.2 million borrowings on other long-term debt obligations.

Net cash used in financing activities totaled $4.3 million in the nine-months ended September 30, 2013. Cash used in financing activities for the nine-months ended September 30, 2013 included $0.1 million for contingent payments on businesses acquired, $1.5 million for net payments on our Senior Credit Facility, $0.1 million for payments on other long-term borrowings, $0.4 million for payments on capital leases, and $2.2 million for distributions to noncontrolling interest.

Cash and Cash Equivalents

We had cash and cash equivalents of $18.2 million and $23.2 million at September 30, 2014 and December 31, 2013, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Form 10-K for the year-ended December 31, 2013.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we conducted an evaluation, under supervision and with the participation of management, including the chief executive officer, chief financial officer and corporate controller, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2014. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the Securities and Exchange Commission (SEC) under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive, principal financial officer and principal accounting officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity and Use of Proceeds

There were no sales or repurchases of stock in the nine months ended September 30, 2014.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description

10.1

Employment Agreement between the Company and Hector Chevalier dated July 14, 2014 and made effective as of July 1, 2014(incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 17, 2014).

31.1*	Section 302 Certification dated November 6, 2014 for James A. Wilhelm, Director and Chief Executive Officer (Principal Executive Officer).

31.2*	Section 302 Certification dated November 6, 2014 for Vance C. Johnston, Chief Financial Officer and Treasurer (Principal Financial Officer).

31.3*	Section 302 Certification dated November 6, 2014 for Kristopher H. Roy, Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer).

32**	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 6, 2014.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*            Filed herewith

**     Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SP PLUS CORPORATION

Dated: November 6, 2014	By:	/s/ JAMES A. WILHELM
James A. Wilhelm
Director and Chief Executive Officer
(Principal Executive Officer)

Dated: November 6, 2014	By:	/s/ VANCE C. JOHNSTON
Vance C. Johnston
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Dated: November 6, 2014	By:	/s/ KRISTOPHER H. ROY
Kristopher H. Roy
Vice President, Corporate Controller
and Assistant Treasurer
(Principal Accounting Officer and Duly Authorized Officer)