Form 10-K
period 2014-12-31
SP Plus Corp
filed 2015-03-06
CIK 1059262

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

           As of June 30, 2014, the aggregate market value of the voting and non-voting common stock held by nonaffiliates of the registrant was approximately $470.5 million. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

           As of March 2, 2015, there were 22,127,725 shares of common stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

           Portions of the registrant's definitive proxy statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on April 21, 2015, are incorporated by reference into Part III of this Form 10-K.

        The Business section and other parts of this Annual Report on Form 10-K ("Form 10-K") contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Many of the forward-looking statements are located in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as "future," "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "will," "would," "could," "can," "may," and similar terms. Forward-looking statements are not guarantees of future performance and the Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of this Form 10-K under the heading "Risk Factors," which are incorporated herein by reference. Each of the terms the "Company" and "SP Plus" as used herein refers collectively to SP Plus Corporation and its wholly owned subsidiaries, unless otherwise stated. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

PART I

ITEM 1.    BUSINESS

Our Company

        We are one of the leading providers of parking management, ground transportation and other ancillary services to commercial, institutional and municipal clients in the United States, Puerto Rico and Canada. Our services include a comprehensive set of on-site parking management and ground transportation services, which include facility maintenance, security services, training, scheduling and supervising all service personnel as well as providing customer service, marketing, and accounting and revenue control functions necessary to facilitate the operation of our clients' facilities. We also provide a range of ancillary services such as airport shuttle operations, valet services, taxi and livery dispatch services and municipal meter revenue collection and enforcement services.

Acquisitions and Investment in Joint Venture

        On October 2, 2012, we completed our acquisition (the "Central Merger") of Central Parking Corporation ("Central") for 6,161,332 shares of our common stock and the assumption of $217.7 million of Central's debt net of cash acquired. Additionally, Central's former stockholders will be entitled to receive $27.0 million to be paid three years after closing, to the extent the $27.0 million is not used to satisfy seller indemnity obligations pursuant to the Agreement and Plan of Merger dated February 28, 2012. Our consolidated results of operations for the twelve months ended December 31, 2014 and 2013 include Central's results of operations for the entire year. Our consolidated results of operations for the year ended December 31, 2012 include Central's results of operations for the period of October 2, 2012 through December 31, 2012.

        On October 31, 2014, we entered into an agreement to establish a joint venture with Parkmobile USA, Inc. ("Parkmobile USA") and contributed all of the assets and liabilities of our proprietary Click and Park® parking prepayment business in exchange for a 30 percent interest in the newly formed legal entity called Parkmobile, LLC ("Parkmobile"). Parkmobile is a leading provider of on-demand and prepaid transaction processing for on-and off-street parking and transportation services. The Parkmobile joint venture combines two parking transaction engines, with SP Plus contributing the Click and Park® parking prepayment systems, which enables consumers to reserve and pay for parking online in advance and Parkmobile USA contributing its on demand transaction engine that allows consumers to transact real-time payment for parking privileges in both on- and off-street environments. We account for our investment in the joint venture with Parkmobile under the equity method of accounting.

Our Operations

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

        Our focus on customer service and satisfaction is a key driver of our high location retention rate, which was approximately 90% for the year ended December 31, 2014, and was approximately 87% for the year ended December 31, 2013, excluding dispositions required by the Department of Justice in connection with the Central Merger.

        We operate our clients' facilities through two primary types of arrangements: management contracts and leases.

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

        As of December 31, 2014, we operated approximately 81% of our locations under management contracts, and approximately 19% of our locations under leases. We held a partial ownership interest in four parking facilities (two leased and two managed) as of December 31, 2014 and 2013.

        Our revenue is derived from a broad and diverse group of clients, industry end-markets and geographies. Our clients include some of North America's largest private and public owners, municipalities, managers and developers of major office buildings, residential properties, commercial properties, shopping centers and other retail properties, sports and special event complexes, hotels, and hospitals and medical centers. No single client accounted for more than 3% of our revenue or more than 2% of our gross profit for the year ended December 31, 2014. Additionally, we have built a diverse geographic footprint that as of December 31, 2014 included operations in 44 states, the District of Columbia and Puerto Rico, and municipalities, including New York, Los Angeles, Chicago, Boston, Washington D.C. and Houston, among others, and four Canadian provinces. Our strategy is focused on building scale and leadership positions in large, strategic markets in order to leverage the advantages of scale across a larger number of parking locations in a single market.

        While a large share of our operating arrangements are fixed-fee management contracts, we continue to grow our lease and management contract businesses. Generally, management contracts provide us with insulation from economic cycles and enhance our earnings visibility because our management contract revenue does not fluctuate materially in relation to variations in parking volumes; our lease contracts experience variability, as revenues typically increase in periods of improving macroeconomic conditions through increased parking volumes and typically decrease during periods of deteriorating macroeconomic conditions through reduced parking volumes.

        As of December 31, 2014, we managed approximately 4,200 parking facility locations containing approximately 2.0 million parking spaces in approximately 411 cities, operated 44 parking-related service centers serving 71 airports, operated a fleet of approximately 770 shuttle buses carrying approximately 41.0 million passengers per year, operated 338 valet locations and employed a professional staff of approximately 24,000 people.

        We are a leader in the field of introducing automation and technology as part of our parking facility and transportation operations, having been a leader in the use of mobile payment technology, mobile parking apps that show parking options and shuttle bus locations for customers, implementation of remote parking management operations and the use of License Plate Recognition (LPR) system for parking enforcement operations. We continue to utilize and provide the Click and Park® technology to our customers through our joint venture with Parkmobile, which is a leading provider of on-demand and prepaid transaction processing for on-and off-street parking and transportation services.

        Our ability to innovate operations by integrating and incorporating appropriate technologies into our service lines allows us to further strengthen our relationships with clients, improve cost efficiency, enhance customer service and introduce new customer facing services. This continuous commitment to using automation and technology to innovate within operations is demonstrated through our continued use of the Click and Park® and Click and Ride® technology, as a customer offering through our joint venture partner Parkmobile, and our development of new online parking programs and electronic shuttle pass systems that support large entertainment and sporting venues, various sized urban garages, office buildings and public transportation hubs. We also innovate through application of our in-house interactive marketing expertise and digital advertising to increase parking demand, development of electronic payment tools to increase customer convenience and streamline revenue processes, use of advanced video and intercom services to enhance customer service to parking patrons 24-hours-a-day, the creation of our remote management services technology and operating center that enables us to remotely monitor facilities and parking operations, the use of our LPR system and video analytics for car counting, on-street enforcement and enhanced security and our proprietary MPM Plus® monthly parker management and billing system provides comprehensive and reliable billing of the parking-related provisions of multi-year commercial tenant leases.

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

  •
  Restriping of the parking stalls as necessary.

  •
  Painting of walkways, curbs, ceilings, walls or other facility surfaces.

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

Ancillary Services

        Beyond the conventional parking facility management services described above, we also offer an expanded range of ancillary services. For example:

  •
  We provide shuttle bus vehicles and the drivers to operate, for example; through on-airport car rental operations as well as private off-airport parking locations.

  •
  We provide ground transportation services, such as taxi and livery dispatch services, as well as concierge-type ground transportation information and support services for arriving passengers

  •
  We provide on-street parking meter collection and other forms of parking enforcement services.

  •
  We provide remote parking management services using technology that enables us to monitor a parking operation from a remote, off-site location and provide 24-hour-a-day customer assistance (including remedying equipment malfunctions).

Industry Overview

Overview

        The parking industry is large and fragmented and includes companies that provide temporary parking spaces for vehicles on an hourly, daily, weekly, or monthly basis along with providing various ancillary services. A substantial number of companies in the industry offer parking services as a non-core operation in connection with property management or ownership, and the vast majority of companies in the industry are small, private and operate a limited number of parking facilities. Accordingly, the industry remains highly fragmented and dynamic. From time to time, smaller operators find they lack the financial resources, economies of scale and/or management techniques required to compete for the business of increasingly sophisticated clients or family owners face difficult generational transfers. We expect this trend to continue and will provide larger parking management companies with opportunities to expand their businesses and acquire smaller operators. We also expect that small new operators will continue to enter the business as they have for decades.

Industry Operating Arrangements

        Parking facilities operate under three general types of arrangements:

  •
  management contract;

  •
  lease; and

  •
  ownership.

        The general terms and benefits of these three types of arrangements are as follows:

Management Contract

        Under a management contract, the facility operator generally receives a base monthly fee for managing the facility and may receive an incentive fee based on the achievement of facility performance objectives. Facility operators also generally charge fees for various ancillary services such as accounting support services, equipment leasing and consulting. Primary responsibilities under a management contract include hiring, training and staffing parking personnel, and providing revenue collection, accounting, record-keeping, insurance and facility marketing services. The facility owner usually is responsible for operating expenses associated with the facility's operation, such as taxes, license and permit fees, insurance costs, payroll and accounts receivable processing and wages of personnel assigned to the facility, although some management contracts, typically referred to as "reverse" management contracts, require the facility operator to pay certain of these cost categories but provide for payment to the operator of a larger management fee. Under a management contract, the facility owner usually is responsible for non-routine maintenance and repairs and capital improvements, such as structural and significant mechanical repairs. Management contracts are typically for a term of one to three years (although the contracts may often be terminated, without cause, on 30-days' notice or less) and may contain renewal clauses.

Lease

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

Ownership

        Ownership of parking facilities, either independently or through joint ventures entails greater potential risks and rewards than either managed or leased facilities. All owned facility revenue flows directly to the owner, and the owner has the potential to realize benefits of appreciation in the value of the underlying real estate. Ownership of parking facilities usually requires large capital investments, and the owner is responsible for all obligations related to the property, including all structural, mechanical and electrical maintenance and repairs and property taxes.

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

        Our Scale and Diversification.    Expanding our client base, industry end-markets and geographic locations has enabled us to significantly enhance our operating efficiency over the past several years by standardizing processes and managing overhead.

  •
  Client Base.  Our clients include some of the nation's largest private and public owners, municipalities, managers and developers of major office buildings, residential properties, commercial properties, shopping centers and other retail properties, sports and special event complexes, hotels, and hospitals and medical centers. No single client accounted for more than 3% of our revenue or more than 2% of our gross profit for the year ended December 31, 2014.

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

  •
  Geographic Locations.  We have a diverse geographic footprint that includes operations in 44 states, the District of Columbia, Puerto Rico and four Canadian provinces as of December 31, 2014. We strive to be the #1 or #2 provider in each of the core markets in which we operate, and our strategy is focused on building size and leadership positions in large, strategic markets in order to leverage the advantages of scale across a larger number of parking locations in a single market.

        Stable Client Relationships.    We have a track record of providing our clients and parking customers with a consistent, value-added and high quality parking facility management experience, as reflected by our high location retention rates. As our clients continue to outsource the management of their parking operations and look to consolidate the number of their outsourcing providers, we believe this trend has meaningful benefits to companies like ours, which has a national footprint and scale, extensive industry experience, broad process capabilities, and a demonstrated ability to create value for our clients.

        Established Platform for Future Growth.    We have invested resources and developed a national infrastructure and technology platform that is complemented by significant management expertise, which enables us to scale our business for future growth effectively and efficiently. We have the ability to transition into a new location very quickly, from the simplest to the most complex operation, and have experience working with incumbent facility managers to affect smooth and efficient takeovers and integrate new locations seamlessly into our operations.

        Visible and Predictable Business Model.    We believe that our business model provides us with a measure of insulation from broader economic cycles, because a significant portion of our combined locations operates on fixed-fee and reverse management fee management contracts that for the most part are not dependent upon the level of utilization of those parking facilities. Additionally, because we only have a partial ownership interest in four parking facilities, we have limited the risks of real estate ownership. We benefit further from visibility provided by a recurring revenue model reinforced by high location retention rates.

        Highly Capital Efficient Business with Attractive Cash Flow Characteristics.    Our business generates attractive cash flow due to negative working capital dynamics and our low capital expenditure requirements. For the fiscal year ended December 31, 2014, we generated approximately $51.6 million of cash flow from operating activities, and during the same period our capital expenditures for the purpose of leasehold improvements and equipment were $13.5 million. For the fiscal year ended December 31, 2013, we generated approximately $34.9 million of cash flow from operating activities, and during the same period our capital expenditures for the purpose of leasehold improvements and equipment were $15.7 million.

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

Our Growth Strategy

        Building on these competitive strengths, we believe we are well positioned to execute on the following growth strategies:

        Leverage Benefits from Central Merger.    Our acquisition of Central in October 2012 resulted in a combined company offering a broader range of services, with greater quality and cost effectiveness, which we believe will enable us to become a vendor of choice for outsourced parking facility management, maintenance, ground transportation and security services. More specifically and as a result of our acquisition of Central, we have effectively doubled our location footprint by adding more than 2,200 locations and approximately one million parking spaces to our portfolio, and we continue to focus on promoting revenue growth selling our current products and services to these new locations. In addition, we are focused on further strengthening our ability to serve our customers by integrating Central's customer-facing products and services, such as its centralized customer service centers, direct-to-consumer marketing programs, various web-based applications (including iPhone and Android apps) and enhanced technology applications, such as those used by its remote management services division, as well as its USA Parking System, Inc. ("USA Parking") valet expertise. In addition, we continue to take advantage of scale efficiencies by consolidating back-office processes and eliminating duplicate infrastructure, and to leverage increased purchasing volume, all of which are collectively expected to generate significant cost synergies and enable us to expand our client base and grow the business from a lower cost platform. We expect that our combined company will generate sufficient free cash flow to enable us to make additional investments in parking-related technology to accelerate development of new products and services that further improve our clients' satisfaction and our customers' parking experience. We also believe that sharing of complementary capabilities will allow the combined company to leverage customer information and technology to deliver services to our customers more effectively and to better understand customer preferences while also providing client-focused services, such as automated and web-based transportation, security, maintenance, parking enforcement and meter collection products and services; customer relationship management systems and the capability to capture parking data on a large scale; and enhanced property management technology, including electronic marketing services, billing systems and automated reporting. We believe these complementary capabilities also will bolster our ability to build upon existing relationships with, and attract, employees, clients and customers.

        Grow the Hospitality Business.    USA Parking, one of the subsidiaries we acquired in the Central Merger, is a leader in the valet industry, and management continues to believe there is significant opportunity to use USA Parking's capability to develop a national valet business. Our objective is to focus on the most important aspects of the valet business promptly upon obtaining a new location, from the first contact with a potential customer to the execution of our services. Given the importance of neat, clean and polite service, the success of our valet business is dependent upon ensuring that its valet associates deliver excellent service every day. To accomplish this objective, our USA University subsidiary provides training to its valet associates. USA University, which began operating in 1995, trained approximately 2,000 employees during our past fiscal year to become an integrated extension of our clients' staff and blend seamlessly into the overall hospitality experience. In addition, we are expanding USA University to train a growing number of employees in valet operations serving other parking locations, including Class A office buildings and residences, municipalities, airports and stadiums and entertainment complexes, to provide high-quality service.

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

        Increase Penetration in Our Current Vertical End-Markets.    We believe that a significant opportunity exists for us to further expand our presence into certain industry end-markets, such as colleges and universities, hospitals and medical centers as well as municipalities. In order to effectively target these new markets, we have implemented a go-to-market strategy of aligning our business by vertical end-markets and branding our domain expertise through our SP+ operating division designations to highlight the specialized expertise, competencies and services that we provide to meet the needs of each particular industry and customer. Our developed SP+ brand, which emphasizes our specialized market expertise and distinguishes our ancillary service lines from the traditional parking, includes a broad array of our operating divisions such as, SP+ Airport Services, SP+ GAMEDAY, SP+ Healthcare Services, SP+ Hotel Services, SP+ Municipal Services, SP+ Office Services, SP+ Residential Services, SP+ Retail Services and SP+ University Services, which further highlight the market-specific subject matter expertise that enables our professionals to meet the varied parking and transportation-related demands of those specific property types. Because our capabilities range beyond parking facility management, our SP+ Transportation, SP+ Facility Maintenance, SP+ Event Logistics and SP+ Security brands more clearly distinguish those service lines from the traditional parking services that we provide under our Standard Parking, Central Parking and USA Parking brands.

        Expand and Cross-Sell Additional Services to Drive Incremental Revenue.    We believe we have significant opportunities to further strengthen our relationships with existing clients, and to attract new clients, by continuing to cross-sell value-added services that complement our core parking operations. These services include shuttle bus operations, taxi and livery dispatch services, valet services, concierge-type ground transportation, on-street parking meter collection and enforcement, facility maintenance services, remote management, parking consulting and billing services.

        Expand Our Geographic Platform.    We believe that opportunities exist to further develop new geographic markets either through new contract wins, acquisitions, alliances, joint ventures or partnerships. Clients who outsource the management of their parking operations often have a presence in a variety of urban markets and seek to outsource the management of their parking facilities to a national provider. We continue to focus on leveraging relationships with existing clients that have locations in multiple markets as one potential entry point into developing new core markets.

        Focus on Operational Efficiencies to Further Improve Profitability.    We have invested substantial resources in information technology and continually seek to consolidate various corporate functions where possible in order to improve our processes and service offerings. In addition, we will continue to evaluate and improve our human capital management to ensure a consistent and high-level of service for our clients. The initiatives undertaken to date in these areas have improved our cost structure and enhanced our financial strength, which we believe will continue to yield future benefits.

        Pursue Opportunistic, Accretive Acquisitions.    The outsourced parking management industry remains highly fragmented and presents a significant opportunity for us. Given the scale in our existing operating platform, we have a demonstrated ability to successfully identify, acquire and integrate accretive tuck-in acquisitions through our acquisition of Gameday Management Group U.S. in 2009 and more recently Central Parking Corporation in 2012 and our investment in Parkmobile in 2014. We will continue to selectively pursue acquisitions or joint venture opportunities that help us acquire scale or further enhance our service capabilities.

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

        Web-Based Applications.    As a result of the Central Merger, we acquired and utilize a portfolio of PC-based applications that are also supported with iPhone and Android apps. These advanced technology and feature rich applications are designed to support client and customer acquisition and retention, deliver business programs that benefit employees and other organizational members, and include direct-to-consumer programs intended to enhance daily, monthly and event parking revenue at our locations. These platforms are easily integrated with ecommerce capabilities such as the Click and Park® online reservation and payment engine through our joint venture partner Parkmobile.

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

Support Operations

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

Information Technology

        We believe that automation and technology can enhance customer convenience, lower labor costs, improve cash management and increase overall profitability. We have been a leader in the field of introducing automation and technology to the parking business and we were among the first to adopt electronic fund transfer (EFT) payment options, pay-on-foot (ATM) technology and bar code decal technology. Our continuous commitment to using automation and technology to innovate within operations is demonstrated through our continued use of the Click and Park® and Click and Ride® technology, as a customer offering through our joint venture partner Parkmobile, which is a leading provider of on-demand and prepaid transaction processing for on-and off-street parking and transportation services, and our development of new online parking programs and electronic shuttle pass systems that support large entertainment and sporting venues, various sized urban garages, office buildings and public transportation hubs. We also innovate through application of our in-house interactive marketing expertise and digital advertising to increase parking demand, development of electronic payment tools to increase customer convenience and streamline revenue processes, use of advanced video and intercom services to enhance customer service to parking patrons 24-hours-a-day, the creation of our SP+ Remote Management Services technology and operating center, the use of our LPR system and video analytics for car counting, on-street enforcement and enhanced security and our proprietary MPM Plus® monthly parker management and billing system provides comprehensive and reliable billing of the parking-related provisions of multi-year commercial tenant leases. SP+ Remote Management Services allows us to provide remote parking management services, whereby personnel are able to monitor revenue and other aspects of a parking operation and provide 24-hour-a-day customer assistance (including remedying equipment malfunctions). After consolidating remote operations, we have begun expanding the locations where our remote management technology is installed. As of December 31, 2014, we provided SP+ Remote Management Services to approximately 200 locations. We expect this business to grow as clients focus on improving the profitability of their parking operations by decreasing labor costs at their locations through remote management.

Employees

        As of December 31, 2014, we employed 24,030 individuals, including 14,057 full-time and 9,973 part-time employees and as of December 31, 2013, we employed 23,937 individuals, including 14,225 full-time and 9,682 part-time employees. Approximately 32% of our employees are covered by collective bargaining agreements and represented by labor unions. Various union locals represent parking attendants and cashiers in the following cities: Atlanta, Akron (OH), Baltimore, Boston, Buffalo, Chicago, Cleveland, Dallas, Denver, Detroit, Jersey City, Kansas City, Long Beach (CA), Los Angeles, Manchester (NH), Miami, New York City, Newark, Philadelphia, Pittsburgh, Portland, Rochester, San Francisco, San Jose, San Juan (Puerto Rico), Santa Monica, Seattle, Syracuse and Washington, DC.

        We are frequently engaged in collective bargaining negotiations with various union locals. No single collective bargaining agreement covers a material number of our employees. We believe that our employee relations are generally good.

Insurance

        We purchase comprehensive liability insurance covering certain claims that occur in the operations that we lease or manage. The primary amount of such coverage is $1.75 million per occurrence and $1.75 million in the aggregate per facility for our general/garage liability, $2.0 million per occurrence and $2.0 million in the aggregate per facility for our garagekeepers legal liability coverage and $2.0 million per occurrence for auto liability coverage. In addition, we purchase workers' compensation insurance for all eligible employees and umbrella/excess liability coverage. Under our various liability and workers' compensation insurance policies, we are obligated to pay directly or reimburse the insurance carrier for the first $0.5 million of each loss covered by our general/garage liability or automobile liability policies and $0.25 million for each loss covered by our workers' compensation and garagekeepers legal liability policies. As a result, we are effectively self-insured for all claims up to those levels. We also purchase property insurance that provides coverage for loss or damage to our property and in some cases our clients' property, as well as business interruption coverage for lost operating income and certain associated expenses. Because of the size of the operations covered and our claims experience, we purchase insurance policies at prices that we believe represent a discount to the prices that would typically be charged to parking facility owners on a stand-alone basis. The clients for whom we operate parking facilities pursuant to management contracts have the option of purchasing their own liability insurance policies (provided that we are named as an additional insured pursuant to an additional insured endorsement), but historically most of our clients have chosen to obtain insurance coverage by being named as additional insureds under our master liability insurance policies.

        We provide group health insurance with respect to eligible full-time employees (whether they work at leased facilities, managed facilities or in our support offices). For the year ended December 31, 2014, we self-insured the cost of the medical claims for these participants up to a stop-loss limit of $0.3 million per individual. Pursuant to our management contracts, we charge those clients an allocated portion of our insurance-related costs.

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

Intellectual Property

        SP Plus® and the SP+® and the SP+ logo, SP+ GAMEDAY®, Innovation In Operation®, Standard Parking® and the Standard Parking logo, CPC®, Central Parking System®, Central Parking Corporation®, USA Parking®, Focus Point Parking® and Allright Parking® are service marks registered with the United States Patent and Trademark Office. In addition, we have registered the names and, as applicable, the logos of all of our material subsidiaries and divisions as service marks with the United States Patent and Trademark Office or the equivalent state registry. We invented the Multi-Level Vehicle Parking Facility musical Theme Floor Reminder System. We have also registered the copyright rights in our proprietary software, such as Client View©, Hand Held Program©, License Plate Inventory Programs© and ParkStat© with the United States Copyright Office. We also own the URL parking.com.

Corporate Information

        Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are also available free charge at www.spplus.com as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (SEC). We provide references to our website for convenience, but our website does not constitute, and should not be viewed as, part hereof, and our website is not incorporated into this or any of our other filings with the SEC.

ITEM 1A.    RISK FACTORS

        The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding any statement in this Form 10-K or elsewhere. The following information should be read in conjunction with Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.

        The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below. Any one or more of such factors could directly or indirectly cause the Company's actual results of operations and financial condition to vary materially from past or anticipated future results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect the Company's business, financial condition, results of operations and stock price.

        Because of the following factors, as well as other factors affecting the Company's financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Certain of our leases acquired in the Central Merger expose us to certain risks, including structural repair obligations.

        Certain of our leases acquired in the Central Merger include provisions allocating to us responsibility for the costs of certain structural and other repairs required to be made to the property, including repairs arising as a result of ordinary wear and tear. We will incur costs for structural repair obligations in 2015 and future years, although we are not yet able to estimate the full extent and amount of our liability for these repairs in any particular year or in the aggregate. Additionally, the applicable indemnity under the Merger Agreement may not cover all such obligations, and there will be timing differences between our payments to satisfy these obligations and our receipt of indemnification thereof, and some indemnification obligations may be satisfied by the selling stockholders of Central either through the surrender of shares of our common stock or payment in cash or some combination thereof. Accordingly, our expenditures to cover these structural and other repair obligations could have a material adverse impact on our operating results (including our gross profit derived from locations that we operate under leases) and cash flows for 2015 and future years. Any other increase in the cost of parking services could also reduce our gross profit derived from locations that we operate under leases.

Adverse litigation judgments or settlements resulting from legal proceedings in which we may be involved in the normal course of business, and a dispute with Central's former stockholders, could affect our operations and financial condition.

        In the normal course of business, we are from time to time involved in various legal proceedings. The outcome of these legal proceedings cannot be predicted. It is possible that an unfavorable outcome of some or all of the matters could cause us to incur substantial liabilities that may have a material adverse effect upon our financial condition and results of operations. Any significant adverse litigation, judgments or settlements could have a negative effect on our business, financial condition and results of operations. In addition, Central is subject to a number of ongoing legal proceedings, and we will incur substantial expenses defending such matters and may have judgments levied against us that are substantial and may not be covered by previously established reserves.

        We have periodically given Central's former stockholders notice regarding indemnification matters since the closing date of the Merger and have made adjustments for known matters, although Central's former stockholders have not agreed to such adjustments nor made any elections with respect to using cash or stock as payment for any indemnified matters. Furthermore, following our notices of indemnification matters, the representative of Central's former stockholders has indicated that they may make additional inquiries and potentially raise issues with respect to the our indemnification claims, and that they may assert various claims of their own relating to the Merger Agreement. Under the Merger Agreement, all post-closing claims and disputes, including indemnification matters, are ultimately subject to resolution through binding arbitration or, in the case of a dispute as to the calculation of "Net Debt Working Capital," resolution by an independent public accounting firm. We intend to pursue these dispute resolution processes, as applicable, in a timely manner, although our pursuit of these processes may be delayed by actions taken by representatives of Central's former stockholders. An unfavorable outcome could have an adverse impact to our business, financial condition and results of operations.

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

        We are particularly exposed to increases in costs for locations that we operate under leases because we are generally responsible for all the operating expenses of our leased locations. During the first and fourth quarters of each year, seasonality impacts our performance with regard to moderating revenues, with the reduced levels of travel most clearly reflected in the parking activity associated with our airport and hotel businesses as well as increases in certain costs of parking services, such as snow removal, all of which negatively affects gross profit.

We are increasingly dependent on information technology, and potential disruption, cyber attacks, cyber terrorism and security breaches present risks that could harm our business.

        We are increasingly centralized and dependent on automated information technology systems to manage and support a variety of business processes and activities. In addition, a portion of our business operations is conducted electronically, increasing the risk of attack or interception that could cause loss or misuse of data, system failures or disruption of operations. Improper activities by third parties, exploitation of encryption technology, new data-hacking tools and discoveries and other events or developments may result in a future compromise or breach of our networks, payment card terminals or other payment systems. In particular, the techniques used by criminals to obtain unauthorized access to sensitive data change frequently and often are not recognized until launched against a target; accordingly, we may be unable to anticipate these techniques or implement adequate preventative measures. Any significant breakdown, invasion, destruction or interruption of these systems could negatively impact our operations. In addition, there is a risk of business interruption, reputational damage and potential legal liability damages from leakage of confidential information. The occurrence of acts of cyber terrorism such as website defacement, denial of automated payment services, sabotage of our proprietary on-demand technology or the use of electronic social media to disseminate unfounded or otherwise harmful allegations to our reputation, could have a material adverse effect on our business. Any business interruptions or damage to our reputation could negatively impact our financial condition and results of operations. While we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses and would not remedy damage to our reputation.

        In October 2014, a third-party vendor retained by our client that provides and maintains payment card systems in some of our parking facilities notified us that an unauthorized person had used a remote access tool to connect to some of its payment processing systems and that our customers' data was at risk. We retained a leading computer forensic firm to conduct an investigation and further determine the facts. After extensive analysis, we discovered evidence confirming that criminals used a remote access tool to install malware that searched for payment card data that was being routed through the computers that accept payments made at the parking facilities (the "Data Breach"). The malware has now been removed from servers that were attacked and it no longer presents a threat to customers using the impacted parking garages that we operate. We have received a small number of reports of fraudulent use of payment cards potentially connected to the data breach. We fulfilled all obligations for notifying our payment processors and impacted customers. We have also implemented additional security measures including forcing our vendors to use two-factor authentication for remote access.

        We do not have control over security measures taken by third-party vendors hired by our clients to prevent unauthorized access to electronic and other confidential information. There can be no assurance that other third-party payment processing vendors will not suffer a similar attack in the future, that unauthorized parties will not gain access to personal financial information, or that any such incident will be discovered in a timely manner.

We have incurred substantial indebtedness that requires us to comply with certain financial and operating covenants under our credit facility and to make payments as they become due, and our failure to comply could cause amounts borrowed under the facility to become immediate due and payable or prevent us from borrowing under the facility.

        On February 20, 2015, we entered into an Amended and Restated Credit Agreement ("Restated Credit Facility), providing for $400.0 million in secured senior credit facility ("Restated Senior Credit Facility) consisting of (i) a $200.0 million revolving credit facility and (ii) a $200.0 million term loan facility (which is subject to scheduled quarterly amortization) with Bank of America, Wells Fargo Bank and certain other financial institutions. The Restated Credit Facility matures on February 20, 2020, at which time any amounts outstanding will be due and payable in full. As of February 20, 2015, we had

$200.0 million outstanding under the term loan facility and $147.3 million outstanding under the revolving credit facility, respectively. This level of indebtedness may:

  •
  require us to dedicate a significant percentage of our cash flow from operations to payments on our debt, thereby reducing the availability of cash flow to fund capital expenditures, pursue other acquisitions or investments in new technologies, make stock repurchases, pay dividends and for general corporate purposes;

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

        We are required to comply with specified financial and operating covenants and to make scheduled payments of our term loan, which could limit our ability to operate our business as we otherwise might operate it. Our failure to comply with any of these covenants or to meet any payment obligations under the Restated Credit Facility could result in an event of default which, if not cured or waived, would result in any amounts outstanding, including any accrued interest and unpaid fees, becoming immediately due and payable.

        We cannot assure you that cash flow from operations, combined with additional borrowings under the Restated Credit Facility and any future credit facility, will be available in an amount sufficient to enable us to repay our indebtedness, or to fund other liquidity needs. If the consolidated leverage ratio exceeds certain thresholds, the interest rate on indebtedness outstanding under our credit facility will be higher.

        We may incur substantial additional indebtedness in the future, which could cause the related risks to intensify. We may need to refinance all or a portion of our indebtedness on or before their respective maturities. We cannot assure you that we will be able to refinance any of our indebtedness, including indebtedness under our Restated Credit Facility, on commercially reasonable terms or at all. If we are unable to refinance our debt, we may default under the terms of our indebtedness, which could lead to an acceleration of the debt. We do not expect that we could repay all of our outstanding indebtedness if the repayment of such indebtedness was accelerated.

We must comply with public and private regulations that may impose significant costs on us.

        Under various federal, state and local environmental laws, ordinances and regulations, current or previous owners or operators of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in their properties. This applies to properties we either own or operate. These laws typically impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. We may be potentially liable for such costs as a result of our operation of parking facilities. Additionally, we hold a partial ownership interest in four of these parking facilities acquired in the Central Merger, and Central previously owned a large number of properties that we did not acquire. We may now be liable for such costs as a result of such previous and current ownership. In addition, from time to time we are involved in environmental issues at certain locations or in connection with our operations. The cost of defending against claims of liability, or remediation of a contaminated property, could have a material adverse effect on our business, financial condition and results of operations. In addition, several state and local laws have been passed in recent years that encourage car pooling and the use of mass transit. Laws and regulations that reduce the number of cars and vehicles being driven could adversely impact our business.

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

        We provide liability and worker's compensation insurance coverage consistent with our obligations to our clients under our various management contracts and leases. We are obligated to reimburse our insurance carriers for, or pay directly, each loss incurred up to the amount of a specified deductible or self-insured retention. The per-occurrence deductible is $0.25 million for our workers' compensation and garagekeepers legal liability policies and $0.5 million for our automobile liability policy. The per-occurrence self-insured retention for our general liability policy is $0.5 million. We also purchase property insurance that provides coverage for loss or damage to our property, and in some cases our clients' property, as well as business interruption coverage for lost operating income and certain associated expenses. The deductible applicable to any given loss under the property insurance policies varies based upon the insured values and the peril that causes the loss. The stop-loss limit applicable under the group health insurance we provide for eligible employees is $0.3 million per illness. Our financial statements reflect our funding of all such obligations based upon guidance and evaluation received from third-party insurance professionals. There can be no assurance, however, that the ultimate amount of our obligations will not exceed the amount presently funded or accrued, in which case we would need to set aside additional funds to reserve for any such excess. Changes in insurance reserves as a result of periodic evaluations of the liabilities can cause swings in operating results that may not be indicative of the operations of our ongoing business. Additionally, our obligations could increase if we receive a greater number of insurance claims, or if the severity of, or the administrative costs associated with, those claims generally increases. A material increase in insurance costs due to a change in the number or severity of claims, claim costs or premiums paid by us could have a material adverse effect on our operating income.

Labor disputes could lead to loss of revenues or expense variations.

        At December 31, 2014, approximately 32% of our employees were represented by labor unions and approximately 30% of our collective bargaining contracts are up for renewal in 2015, representing approximately 4% of our employees. In addition, at any given time, we may face a number of union organizing drives.

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

Negative or unexpected tax consequences could adversely affect our results of operations.

        Adverse changes in underlying profitability and financial outlook of our operations could lead to changes in valuation allowances against our deferred tax assets on our consolidated balance sheet, which could materially and adversely affect our results of operations. Additionally, changes in U.S. tax laws or state tax laws or our interpretation of existing laws in states where we have significant operations could have an adverse effect on deferred tax assets and liabilities on our consolidated balance sheets and results of operations. We are also subject to tax audits by governmental authorities in the United States and Canada. Negative unexpected results from one or more such tax audits or our failure to sustain our reporting positions on examination could have an adverse effect on our results of operations and our effective tax rate.

We have investments in joint ventures and may be subject to certain financial and operating risks with our joint venture investments.

        We have acquired or invested in a number of joint ventures, and may acquire or enter into joint ventures with additional companies. These transactions create risks such as: (i) additional operating losses and expenses in the businesses acquired or joint ventures for which we have made investments in, (ii) the dependence on the investee's accounting, financial reporting and similar systems, controls and processes of other entities whose financial performance is incorporated into our financial results due to our investment in that entity, (iii) potential unknown liabilities associated with a company we may acquire or in which we invest, (iv) our requirement or obligation to commit and provide additional capital, equity, or credit support as required by the joint venture agreements, (v) the joint venture partner may be unable to perform its obligations as a result of financial or other difficulties or be unable to provide for additional capital, equity or credit support as required by the joint venture agreements and (vi) disruption of our ongoing business, including loss of management focus on the business. As a result of future acquisitions or joint ventures for which we may invest in, we may need to issue additional equity securities, spend our cash, or incur debt and contingent liabilities, any of which could reduce our profitability and harm our business. In addition, valuations supporting our acquisitions or investments in joint ventures could change rapidly given the global economic environment and climate. We could determine that such valuations have experienced impairments other-than-temporary declines in fair value which could adversely impact our financial results.

Weather conditions, including natural disasters, or acts of terrorism could disrupt our business and services.

        Weather conditions, including fluctuations in temperatures, hurricanes, snow or severe weather storms, earthquakes, drought, heavy flooding, natural disasters or acts of terrorism may result in reduced revenues and gross profit. Weather conditions, natural disasters and acts of terrorism may also cause economic dislocations throughout the country. Weather conditions, including natural disasters, could lead to reduced levels of travel and require increase in certain costs of parking services of which could negatively affect gross profit. In addition, terrorist attacks have resulted in, and may continue to result in, increased government regulation of airlines and airport facilities, including imposition of minimum distances between parking facilities and terminals, resulting in the elimination of currently managed parking facilities. We derive a significant percentage of our gross profit from parking facilities and parking related services in and around airports. The Federal Aviation Administration generally prohibits parking within 300 feet of airport terminals during periods of heightened security. While the prohibition is not currently in effect, there can be no assurance that this governmental prohibition will not again be reinstated. The existing regulations governing parking within 300 feet of airport terminals or future regulations may prevent us from using certain parking spaces. Reductions in the number of parking spaces and air travelers may reduce our revenue and cash flow for both our leased facilities and those facilities we operate under management contracts.

Because our business is affected by weather related trends, typically in the first and fourth quarters of each year, our results may fluctuate from period to period, which could make it difficult to evaluate our business.

        Weather conditions, including fluctuations in temperatures, snow or severe weather storms, heavy flooding, hurricanes or natural disasters, can negatively impact portions of our business. We periodically have experienced fluctuations in our quarterly results arising from a number of factors, including the following:

  •
  reduced levels of travel during and as a result of severe weather conditions, which is reflected in lower revenue from urban, airport and hotel parking; and

  •
  increased costs of parking services, such as snow removal.

        These factors reduced our gross profit in the first quarters of 2014 and 2013 and could cause gross profit reductions in the future. As a result of these seasonal affects, our revenue and earnings in the second, third and fourth quarters tend to be higher than revenue and earnings in the first quarter. Accordingly, you should not consider our first quarter results as indicative of results to be expected for any other quarter or for any full fiscal year. Fluctuations in our results could make it difficult to evaluate our business or cause instability in the market price of our common stock.

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

        The rate of our expansion will depend in part on the availability of adequate capital, which in turn will depend in large part on cash flow generated by our business and the availability of equity and debt capital. In addition, our Restated Senior Credit Facility contains provisions that restrict our ability to incur additional indebtedness and/or make substantial investments or acquisitions. As a result, we cannot assure you that we will be able to finance our current growth strategies.

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

The Health Care Reform Laws include a large number of health-related provisions, including requiring most individuals to have health insurance and establishing new regulations on health plans. Although the Health Care Reform Laws do not mandate that employers offer health insurance, penalties will be assessed on large employers who do not offer health insurance that meets certain affordability or benefit requirements. Effective January 1, 2014, we modified our group health insurance program and we now self-insure all eligible full-time employees and their family members up to a $0.3 million stop loss limit. Providing such additional health insurance benefits to our employees, or the payment of penalties if such coverage is not provided, could increase our health insurance-related expenses. If we are unable to raise the rates we charge our clients to cover these expenses, such increases in expense could reduce our operating profit.

        In addition, under the Health Care Reform Laws, employers will have to file a significant amount of additional information with the Internal Revenue Service and will have to develop systems and processes to track requisite information. We will have to modify our current systems to do so, which could increase our general and administrative expenses.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.    PROPERTIES

Parking Facilities

        We operate parking facilities in 44 states and the District of Columbia in the United States, Puerto Rico and four provinces of Canada. The following table summarizes certain information regarding our facilities as of December 31, 2014:

		# of Locations			# of Spaces
States/Provinces	Airports and Urban Cities	Airport	Urban	Total	Airport	Urban	Total
Alabama	Airports, Birmingham, Mobile and Talladega	1	60	61	1,074	10,483	11,557
Alberta	Calgary, Edmonton and Sherwood Park	—	9	9	—	1,229	1,229
Arizona	Glendale, Mesa, Nogales, Phoenix, Scottsdale, Sedona and Tempe	—	32	32	—	22,747	22,747
California	Airports, Glendale, Long Beach, Los Angeles, Newport Beach, Oakland, Riverside, Sacramento, San Francisco, San Jose, Santa Monica and other various cities	21	769	790	54,936	261,372	316,308
Colorado	Airports, Aurora, Boulder, Broomfield, Colorado Springs, Denver, Golden, Greenwood Village, Lakewood, Lone Tree, Westminster and other various cities	9	164	173	40,477	65,182	105,659
Connecticut	Airports, Hartford, Stamford, Waterbury and Windsor Locks	8	5	13	7,941	2,725	10,666
Delaware	Wilmington	—	3	3	—	1,167	1,167
District of Columbia	Airport and Washington, DC	1	73	74	—	17,252	17,252
Florida	Airports, Coral Gables, Ft. Lauderdale, Jacksonville, Miami, Miami Beach, Orlando, South Miami, St. Petersburg, Tampa, West Palm Beach and other various cities	24	233	257	46,602	97,567	144,169
Georgia	Airports, Athens, Atlanta, Decatur, and Duluth	16	71	87	35,367	46,670	82,037
Hawaii	Aiea, Honolulu, Kaneohe, Lahaina, Wailuku and Waipahu	—	39	39	—	15,039	15,039
Idaho	Airport	1	—	1	915	—	915
Illinois	Airports, Chicago, Elgin, Evanston, Harvey, Lake County, North Chicago, Oak Lawn, Oak Park, Rosemont, Schaumburg and other various cities	13	317	330	37,366	124,877	162,243
Indiana	Indianapolis and South Bend	—	7	7	—	2,130	2,130
Kansas	Kansas City and Topeka	—	3	3	—	832	832
Kentucky	Airports, Covington, Erlanger, Frankfort and Lexington	6	16	22	16,807	3,368	20,175
Louisiana	Airports, Baton Rouge, Gretina, Kenner, New Orleans, Shreveport and Westwego	7	75	82	10,324	16,362	26,686
Maine	Airports and Portland	3	3	6	3,081	1,890	4,971
Manitoba	Winnipeg	—	2	2	—	399	399
Maryland	Baltimore, Bethesda, Ellicott City, Landover, Oxon Hill, Riverdale, Rockville, Silver Spring and Towson	—	54	54	—	53,414	53,414
Massachusetts	Attleboro, Boston, Cambridge, Charlestown, Chelsea, Lawrence, Roxbury, Somerville, Springfield and Worcester	—	98	98	—	33,669	33,669
Michigan	Airports, Ann Arbor, Birmingham, Detroit, Flint, Freeland, Grand Rapids, Kalamazoo, Lansing, Royal Oak, Traverse City and other various cities	14	32	46	34,416	16,152	50,568
Minnesota	Minneapolis and St. Paul	—	36	36	—	11,459	11,459
Mississippi	Jackson	—	15	15	—	4,484	4,484

		# of Locations			# of Spaces
States/Provinces	Airports and Urban Cities	Airport	Urban	Total	Airport	Urban	Total
Missouri	Airports, Barnhart, Clayton, Kansas City, Springfield and St. Louis	7	79	86	24,816	34,690	59,506
Montana	Airports	6	—	6	5,170	—	5,170
Nebraska	Airports, Lincoln and Omaha	2	12	14	1,307	2,949	4,256
New Hampshire	Airports	5	—	5	8,427	—	8,427
New Jersey	Atlantic City, Bayonne, Camden, East Rutherford, Jersey City, New Brunswick, Newark, Paterson, Wayne and Weehawken	—	88	88	—	67,281	67,281
New Mexico	Airport and Albuquerque	1	8	9	—	3,777	3,777
New York	Airports, Bronx, Brooklyn, Buffalo, Elmhurst, Flushing, Hamburg, Manhattan, New York City, Ronkonkoma, Syracuse and other various cities	8	546	554	15,547	101,274	116,821
North Carolina	Airports, Asheville, Carolina Beach,Charlotte, Fletcher, Greensboro, Wilmington, and Winston Salem	8	50	58	17,208	19,674	36,882
North Dakota	Airports	2	—	2	2,336	—	2,336
Ohio	Airports, Akron, Cincinnati, Cleveland, Columbus, Dayton, Lakewood, North Canton and Westerville	16	170	186	17,892	95,521	113,413
Oklahoma	Oklahoma City and Tulsa	—	26	26	—	6,728	6,728
Ontario	Brampton, Cambridge, Kitchener, Mississauga, North York, Oshawa, Ottawa, Saultsaintemarie, Thunder bay and Toronto	—	89	89	—	36,550	36,550
Oregon	Airports, Corvallis, Medford, Portland and Redmond	8	16	24	18,293	9,259	27,552
Pennsylvania	Airports, Avoca, Chester, Harrisburg, Lancaster, Middletown, Norristown, Philadelphia, Pittsburgh and Scranton	4	70	74	7,241	57,181	64,422
Puerto Rico	Caguas, Carolina, Dorado, Guaynabo, Ponce, Rio Grande and San Juan	—	40	40	—	19,736	19,736
Quebec	Gatineau	—	8	8	—	4,647	4,647
Rhode Island	Airports, Newport, Providence and Warwick	7	16	23	9,027	7,138	16,165
South Carolina	Columbia	—	2	2	—	1,311	1,311
South Dakota	Airports	2	—	2	2,716	—	2,716
Tennessee	Airports, Blountville, Knoxville, Memphis and Nashville	9	71	80	18,300	15,560	33,860
Texas	Airports, Addison, Austin, Dallas, El Paso, Ft. Worth, Houston, Irving, San Antonio, Waco and Woodlands	33	234	267	37,481	140,230	177,711
Utah	Airports, Farmington, Park City and Salt Lake City	10	16	26	15,067	5,536	20,603
Virginia	Airports, Arlington, Fairfax, Manassas, Newport News, Norfolk, Reston, Richmond, Roanoke, Vienna and Virginia Beach	8	109	117	11,280	39,662	50,942
Washington	Airport, Bellevue, Bellingham, Renton, Seattle and Tukwila	1	103	104	1,253	23,394	24,647
West Virginia	Charleston	—	8	8	—	2,655	2,655
Wisconsin	Airports, Appleton, Green Bay, Lacrosse, Madison and Milwaukee	12	33	45	20,099	17,062	37,161

	Totals	273	3,910	4,183	522,766	1,522,284	2,045,050

        We have interest in seventeen joint ventures, twelve limited liability companies, eighteen general partnerships, and one limited partnership that each operate between one and thirty-five parking facilities. We also held a partial ownership interest in four parking facilities as of December 31, 2014.

        For additional information on our properties, see also Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Summary of Operating Facilities" and the notes to the Consolidated Financial Statements included in Item 8. "Financial Statements and Supplementary Data."

Office Leases

        We lease approximately 35,000 square feet for our corporate offices in Chicago, Illinois. We believe that this space will be adequate to meet our current and foreseeable future needs.

        We also lease approximately 33,000 square feet for our support office in Nashville, Tennessee. We believe that this space will be adequate to our meet current and foreseeable future needs.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock is listed on the NASDAQ Stock Market LLC under the symbol "SP". The following sets forth the high and low intraday sales prices of our common stock on the NASDAQ Stock Market LLC during each quarter of the two most recent calendar years.

	2014		2013
	Sales Price		Sales Price
Quarter Ended	High	Low	High	Low
March 31	$27.48	$24.55	$22.60	$19.34
June 30	$26.08	$21.09	$23.26	$20.00
September 30	$22.25	$18.83	$26.92	$21.40
December 31	$25.23	$19.26	$28.09	$21.97

Dividends

        We did not pay a cash dividend in respect of our common stock in 2014 or 2013. By the terms of our Restated Senior Credit Facility, we can pay cash dividends on our capital stock while such facility is in effect. Any future dividends will be determined based on earnings, capital requirements, financial condition, and other factors considered relevant by our Board of Directors. There are no restrictions on the ability of our wholly owned subsidiaries to pay cash dividends to us.

Holders

        As of March 2, 2015, there were 2,880 holders of our common stock, based on the number of record holders of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by securities holders	651,918	$0.06	500,202
Equity compensation plans not approved by securities holders	—	—	—

Total	651,918	$0.06	500,202

Stock Repurchases

        In June 2011, our Board of Directors authorized us to repurchase shares of our common stock, on the open market, up to $20.0 million in share repurchases in the aggregate. Under this repurchase program, we may purchase our common shares from time to time in open market purchases or privately negotiated transactions and may make all or part of the purchases pursuant to Rule 10b5-1 plans. Any repurchased shares are retired and returned to an authorized but unissued status. The repurchase program may be suspended or discontinued at any time without notice. As of December 31, 2014, $12.5 million remained available for stock repurchases under the June 2011 authorization by the Board of Directors. We made no stock repurchases during 2014 or 2013.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected consolidated data should be read in conjunction with the consolidated financial statements and the notes thereto, which are included in Item 8. "Financial Statements and Supplementary Data" and the information contained in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        The results of operations for the historical periods are not necessarily indicative of the results to be expected for future periods. See Item 1A. "Risk Factors" of this Annual Report on Form 10-K for a discussion of risk factors that could impact our future results.

        On October 2, 2012, we completed our acquisition (the "Central Merger") of Central Parking Corporation ("Central"). Our consolidated results of operations for the years ended December 31, 2013 and 2014 include Central's results of operations for the entire year. Our consolidated results of operations for the year ended December 31, 2012 include Central's results of operations for the period October 2, 2012 through December 31, 2012.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In millions)
Statement of Operations Data:
Parking services revenue:
Lease contracts	$496.6	$489.6	$250.4	$147.5	138.7
Management contracts	338.3	347.3	230.5	173.7	171.3

	834.9	836.9	480.9	321.2	310.0
Reimbursed management contract revenue	679.8	629.9	473.1	408.4	411.1

Total revenue	1,514.7	1,466.8	954.0	729.6	721.1
Cost of parking services:
Lease contracts	455.7	456.1	231.8	136.5	128.6
Management contracts	207.9	208.7	141.9	97.2	96.9

	663.6	664.8	373.7	233.7	225.5
Reimbursed management contract expense	679.8	629.9	473.1	408.4	411.1

Total cost of parking services	1,343.4	1,294.7	846.8	642.1	636.6
Gross profit:
Lease contracts	40.9	33.5	18.6	11.0	10.1
Management contracts	130.4	138.6	88.6	76.5	74.4

Total gross profit	171.3	172.1	107.2	87.5	84.5
General and administrative expenses	101.5	98.9	86.5	48.3	47.9
Depreciation and amortization	30.3	31.2	13.5	6.6	6.1

Operating income	39.5	42.0	7.2	32.6	30.5
Other expense (income):
Interest expense	17.8	19.0	8.6	4.7	5.3
Interest income	(0.4)	(0.6)	(0.3)	(0.2)	(0.2)
Gain on contribution of a business to an unconsolidated entity	(4.1)	—	—	—	—
Equity in losses from investments in unconsolidated entity	0.3	—	—	—	—

Total other expense (income)	13.6	18.4	8.3	4.5	5.1
Income before income taxes	25.9	23.6	(1.1)	28.1	25.4
Income tax expense (benefit)	(0.2)	8.8	(3.6)	10.7	9.8

Net income	26.1	14.8	2.5	17.4	15.6
Less: Net income attributable to noncontrolling interest	3.0	2.7	1.0	0.4	0.3

Net income attributable to SP Plus Corporation(1)	$23.1	$12.1	$1.5	$17.0	$15.3

Balance Sheet Data (at end of year):
Cash and cash equivalents	$18.2	$23.2	$28.5	$13.2	$7.3
Total assets(2)	825.8	862.4	905.3	242.9	242.8
Total debt(3)	253.4	288.7	310.6	82.0	97.9
Total SP Plus Corporation stockholders' equity(4)	$229.1	$203.1	$186.2	$41.3	$29.2

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other parts of this Form 10-K contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as "future," "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "will," "would," "could," "can," "may," and similar terms. Forward-looking statements are not guarantees of future performance and the Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of this Form 10-K under the heading "Risk Factors," which are incorporated herein by reference. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this Form 10-K. Each of the terms the "Company" and "SP Plus" as used herein refers collectively to SP Plus Corporation and its wholly owned subsidiaries, unless otherwise stated. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

Our Business

        We provide parking management, ground transportation and other ancillary services to commercial, institutional and municipal clients in urban markets and airports across the United States, Puerto Rico and Canada. Our services include a comprehensive set of on-site parking management and ground transportation services, which include facility maintenance, security services, training, scheduling and supervising all service personnel as well as providing customer service, marketing, and accounting and revenue control functions necessary to facilitate the operation of our clients' facilities. We also provide a range of ancillary services such as airport shuttle operations, valet services, taxi and livery dispatch services and municipal meter revenue collection and enforcement services. We typically enter into contractual relationships with property owners or managers as opposed to owning facilities.

        We operate our clients' properties through two types of arrangements: management contracts and leases. Under a management contract, we typically receive a base monthly fee for managing the facility, and we may also receive an incentive fee based on the achievement of facility performance objectives. We also receive fees for ancillary services. Typically, all of the underlying revenues and expenses under a standard management contract flow through to our clients rather than to us. However, some management contracts, which are referred to as "reverse" management contracts, usually provide for larger management fees and require us to pay various costs. Under lease arrangements, we generally pay to the property owner either a fixed annual rent, a percentage of gross customer collections or a combination thereof. We collect all revenues under lease arrangements and we are responsible for most operating expenses, but we are typically not responsible for major maintenance, capital expenditures or real estate taxes. Margins for lease contracts vary significantly, not only due to operating performance, but also due to variability of parking rates in different cities and varying space utilization by parking facility type and location. As of December 31, 2014, we operated 81% of our locations under management contracts and 19% under leases.

        In evaluating our financial condition and operating performance, management's primary focus is on our gross profit and total general and administrative expense. Although the underlying economics to us of management contracts and leases are similar, the manner in which we are required to account for them differs. Revenue from leases includes all gross customer collections derived from our leased locations (net of local parking taxes), whereas revenue from management contracts only includes our contractually agreed upon management fees and amounts attributable to ancillary services. Gross customer collections at facilities under management contracts, therefore, are not included in our revenue. Accordingly, while a change in the proportion of our operating agreements that are structured as leases versus management contracts may cause significant fluctuations in reported revenue and expense of parking services, that change will not artificially affect our gross profit. For example, as of December 31, 2014, 81% of our locations were operated under management contracts and 76% of our gross profit for the year ended December 31, 2014 was derived from management contracts. Only 41% of total revenue (excluding reimbursed management contract revenue), however, was from management contracts because under those contracts the revenue collected from parking customers belongs to our clients. Therefore, gross profit and total general and administrative expense, rather than revenue, are management's primary focus.

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

Summary of Operating Facilities

        We focus our operations in core markets where a concentration of locations improves customer service levels and operating margins. The following table reflects our facilities operated at the end of the years indicated:

	December 31,
	2014	2013	2012(2)
Leased facilities(1)	774	850	939
Managed facilities(1)	3,409	3,393	3,325

Total facilities	4,183	4,243	4,264

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

  •
  Parking services revenue—management contract.  Management contract revenue consists of management fees, including both fixed and performance-based fees, and amounts attributable to ancillary services such as accounting, equipment leasing, payments received for exercising termination rights, consulting, development fees, gains on sales of contracts, insurance and other value-added services with respect to managed locations. We believe we generally purchase required insurance at lower rates than our clients can obtain on their own because we effectively self-insured for all liability, worker's compensation and health care claims by maintaining a large per-claim deductible. As a result, we have generated operating income on the insurance provided under our management contracts by focusing on our risk management efforts and controlling losses. Management contract revenues do not include gross customer collections at the managed locations as these revenues belong to the property owners rather than to us. Management contracts generally provide us with management fees regardless of the operating performance of the underlying facilities.

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

General and Administrative Expenses

        General and administrative expenses include salaries, wages, benefits, payroll taxes, insurance, travel and office related expenses for our headquarters, field offices, supervisory employees, and board of directors.

Depreciation and Amortization

        Depreciation is determined using a straight-line method over the estimated useful lives of the various asset classes or in the case of leasehold improvements, over the initial term of the operating lease or its useful life, whichever is shorter. Intangible assets determined to have finite lives are amortized over their estimated remaining useful life.

Results of Operations

        As noted previously, our consolidated results of operations for the years ended December 31, 2014 and 2013 include Central's results of operations for the entire year, and the financial results for the year ended December 31, 2012 include only approximately three months of operations related to the acquired Central operations due to the timing of the closing of the Central Merger on October 2, 2012. To help understand the operating results for Fiscal 2013 Compared to Fiscal 2012, the term "Central operations" refers to the results of Central on a stand-alone basis for the period from October 2, 2012 to December 31, 2012 and the term "Standard operations" refers to the results of Standard on a stand-alone basis and not inclusive of results from the acquired operations of Central for the twelve months ended December 31, 2012.

Fiscal 2014 Compared to Fiscal 2013

Segments

        An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenue and incur expenses, and about which separate financial information is regularly evaluated by our chief operating decision maker (CODM), in deciding how to allocate resources. Our CODM is our president and chief executive officer.

        The chief operating decision maker does not evaluate segments using discrete asset information. The business is managed based on regions administered by executive vice presidents. On November 1, 2013, we changed our internal reporting segment information reported to its CODM. We now report Ontario, Manitoba and Quebec in region one and Missouri, Nebraska, North Carolina and South Carolina in region five. The following includes the current internal reporting for which all periods presented have been restated to reflect the new internal reporting to the CODM.

  •
  Region One, encompasses operations in Connecticut, Delaware, District of Columbia, Illinois, Indiana, Kansas, Kentucky, Maine, Maryland, Massachusetts, Michigan, Minnesota, New Jersey, New York, Ohio, Pennsylvania, Rhode Island, Virginia, West Virginia, Wisconsin and the Canadian Provinces of Manitoba, Ontario, and Quebec.

  •
  Region Two, encompasses event planning and transportation, and our technology-based parking and traffic management systems.

  •
  Region Three, encompasses operations in Arizona, California, Hawaii, Oregon, Utah, Washington, and the Canadian Province of Alberta.

  •
  Region Four, encompasses all major airport and transportation operations nationwide.

  •
  Region Five encompasses Alabama, Colorado, Florida, Georgia, Louisiana, Mississippi, Missouri, Nebraska, New Mexico, North Carolina, Oklahoma, Puerto Rico, South Carolina, Tennessee, and Texas.

  •
  Other, consists of ancillary revenue that is not specifically identifiable to a region and insurance reserve adjustments related to prior years.

        The following tables are a summary of revenues (excluding reimbursed management contract revenue), cost of parking services (excluding reimbursed management contract expense) and gross profit by regions for the comparable years ended December 31, 2014 and 2013 and the comparable years ended December 31, 2013 and 2012:

        Segment revenue information is summarized as follows:

	Year Ended December 31,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	Amount	%
	(In millions)
Lease contract revenue:
New location	$15.8	$2.3	$0.2	$—	$6.7	$1.2	$2.5	$0.7	$2.9	$0.2	$—	$—	$28.1	$4.4	$23.7	538.6%
Contract expirations	7.7	12.4	—	—	1.3	5.2	—	3.1	1.7	6.2	—	—	10.7	26.9	(16.2)	–60.2%
Same location	279.0	281.2	4.5	4.4	40.9	39.6	41.5	39.7	86.1	87.8	(0.7)	1.6	451.3	454.3	(3.0)	–0.7%
Conversions	1.5	3.4	—	—	0.2	0.2	4.5	—	0.3	0.4	—	—	6.5	4.0	2.5	62.5%

Total lease contract revenue	$304.0	$299.3	$4.7	$4.4	$49.1	$46.2	$48.5	$43.5	$91.0	$94.6	$(0.7)	$1.6	$496.6	$489.6	$7.0	1.4%

Management contract revenue:
New location	$14.3	$4.1	$5.2	$0.7	$7.3	$1.4	$5.3	$0.9	$8.1	$1.7	$—	$—	$40.2	$8.8	$31.4	356.8%
Contract expirations	4.0	21.9	0.3	1.2	2.2	10.9	(0.2)	0.9	2.1	4.4	—	—	8.4	39.3	(30.9)	–78.6%
Same location	82.0	83.4	24.9	29.3	49.3	51.1	100.2	98.0	32.1	36.3	(0.3)	0.4	288.8	298.5	(9.7)	–3.2%
Conversions	0.6	0.5	—	—	—	0.3	0.2	—	0.1	0.1	—	(0.2)	0.9	0.7	0.2	28.6%

Total management contract revenue	$100.9	$109.9	$30.4	$31.2	$58.8	$63.7	$105.5	$99.8	$42.4	$42.5	$(0.3)	$0.2	$338.3	$347.3	$(9.0)	–2.6%

Parking services revenue—lease contract

        Lease contract revenue increased $7.0 million, or 1.4%, to $496.6 million for the year ended December 31, 2014, compared to $489.6 million for the year-ago period. The increase resulted primarily from increases in revenue from new locations and locations that converted from management contracts during the current year, partially offset by decreases in revenue from contract expirations and same location revenue. The decrease in same location revenue of $3.0 million, or 0.7%, was primarily due to decreases in short-term parking revenue and monthly parking revenue.

        From a reporting segment perspective, lease contract revenue increased primarily due to new locations in all five operating regions, same locations in regions two, three and four and conversions in region four. This was partially offset by decreases in contract expirations in regions one, three, four and five, same location revenue in regions one, five and other and conversions in regions one and five. Same location revenue decreases for the aforementioned regions were primarily due to decreases in short-term parking revenue and monthly parking revenue. The other region amounts in same location represent revenues not specifically identifiable to a region.

        Revenue associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period.

Parking services revenue—management contract

        Management contract revenue decreased $9.0 million, or 2.6%, to $338.3 million for the year ended December 31, 2014, compared to $347.3 million for the year-ago period. The decrease resulted primarily from decreases in contract expirations and same location revenue, which was partially offset by the increase in new location revenue and locations that converted from a lease contract during the current year. Same location revenue for those facilities decreased $9.7 million, or 3.2%, primarily due to decreased fees from ancillary services.

        From a reporting segment perspective, management contract revenue decreased due to contract expirations in all five regions, same locations in regions one, two, three, five and other and conversions in region three, partially offset by, increases in management contract revenue for new locations in all five operating regions, same location in region four and conversions in regions one, four and other. The decreases in same location revenue were primarily due to decreases in fees from ancillary services. The other region amounts in same location represent revenue from ancillary services and other revenue not specifically identifiable to a region.

        Revenue associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period.

Reimbursed management contract revenue

        Reimbursed management contract revenue increased $49.9 million, or 7.9%, to $679.8 million for the year ended December 31, 2014, compared to $629.9 million in the year-ago period. This increase resulted primarily from an increase in reimbursements for costs incurred on behalf of owners.

        Segment cost of parking services information is summarized as follows:

	Year Ended December 31,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	Amount	%
	(In millions)
Cost of parking services lease contracts:
New location	$13.8	$1.6	$0.1	$—	$5.7	$1.1	$2.3	$0.6	$2.7	$0.2	$(0.1)	$—	$24.5	$3.5	$21.0	600.0%
Contract expirations	6.1	13.1	—	—	1.1	4.7	—	2.8	1.4	5.0	—	(0.1)	8.6	25.5	(16.9)	66.3%
Same location	267.1	269.3	4.1	4.3	36.6	36.7	38.6	37.2	70.4	73.6	(0.5)	2.6	416.9	423.6	(6.7)	–1.6%
Conversions	1.4	3.0	—	—	0.2	0.2	4.0	—	0.1	0.3	—	—	5.7	3.5	2.2	62.9%

Total cost of parking services lease contracts	$288.4	$287.0	$4.2	$4.3	$44.2	$42.6	$44.9	$40.6	$74.6	$79.1	$(0.6)	$2.5	$455.7	$456.1	$(0.4)	–0.1%

Cost of parking services management contracts:
New location	$9.4	$2.3	$3.5	$0.5	$4.6	$0.7	$4.0	$0.8	$4.1	$1.3	$1.4	$—	$27.0	$5.6	$21.4	382.1%
Contract expirations	2.7	12.4	0.1	0.4	1.4	5.8	0.1	—	1.1	1.8	—	—	5.4	20.4	(15.0)	–73.5%
Same location	39.5	43.9	14.0	20.5	29.0	31.2	71.1	71.1	16.6	18.6	3.4	(4.0)	173.6	181.3	(7.7)	–4.2%
Conversions	0.1	0.1	—	—	—	—	1.7	1.4	0.1	—	—	—	1.9	1.5	0.4	–4.2%

Total cost of parking services management contracts	$51.7	$58.7	$17.6	$21.4	$35.0	$37.7	$76.9	$73.3	$21.9	$21.7	$4.8	$(4.0)	$207.9	$208.8	$(0.9)	–0.4%

Cost of parking services—lease contracts

        Cost of parking services for lease contracts decreased $0.4 million, or 0.1%, to $455.7 million for the year ended December 31, 2014, compared to $456.1 million for the year-ago period. The decrease resulted primarily from decreases in costs from contract expirations and same locations, which was partially offset by increases in costs from new locations and locations that converted from management contracts during the current year. Same location costs decreased $6.7 million, or 1.6%, primarily due to lower operating expenses and lower rent expense, primarily as a result of contingent rental payments on the decrease in revenue for same locations, partially offset by structural repair costs related to certain lease contracts acquired in the Central Merger.

        From a reporting segment perspective, cost of parking services for lease contracts decreased primarily due to contract expirations in regions one, three, four and five, same locations in regions one, two, five and other and conversions in regions one and five, partially offset by increases in cost of parking services for lease contracts in same locations in regions three and four, new locations in all five regions, conversions in region four and contract expirations in region other. Same location cost decreased primarily due to a reduction on contingent rental payments on the decrease in revenue and reduced other operating costs, partially offset by structural repair costs related to certain lease contracts acquired in the Central Merger. The other region amounts represent structural repair costs related to certain lease contracts acquired in the Central Merger and other costs that are not specifically identifiable to a region.

        Cost of parking services associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

Cost of parking services—management contracts

        Cost of parking services for management contracts decreased $0.9 million, or 0.4%, to $207.8 million for the year ended December 31, 2014, compared to $208.7 million for the year-ago period. The decrease resulted from decreases in costs related to contract expirations and same locations, partially offset by increases in new locations and locations that converted from lease contracts during the current year. Same location decrease in operating expenses of $7.7 million, or 4.2%, for management contracts primarily resulted from decreases in costs associated with reverse management contracts and in the cost of providing management services.

        From a reporting segment perspective, cost of parking services for management contracts decreased due to contract expirations in regions one, two, three and five, same locations in regions one, two, three and five, partially offset by increases in cost of parking services for management contract in new locations in all five regions and other, same locations in region other, conversions in regions four and five and contract expirations in region four. Same location cost decreases primarily resulted from decreases in costs associated with reverse management contracts and in the cost of providing management services and prior year insurance reserve adjustments. The other region amounts represent prior year insurance reserve adjustments and other costs that are not specifically identifiable to a region.

        Cost of parking services associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

Reimbursed management contract expense

        Reimbursed management contract expense increased $49.9 million, or 7.9%, to $679.8 million for the year ended December 31, 2014, compared to $629.9 million in the year-ago period. This increase resulted primarily from an increase in reimbursements for costs incurred on behalf of owners.

        Segment gross profit/gross profit percentage information is summarized as follows:

	Year Ended December 31,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	Amount	%
	(In millions)
Gross profit lease contracts:
New location	$2.0	$0.7	$0.1	$—	$1.0	$0.1	$0.2	$0.1	$0.2	$—	$0.1	$—	$3.6	$0.9	$2.7	300.0%
Contract expirations	1.6	(0.7)	—	—	0.2	0.5	—	0.3	0.3	1.2	—	0.1	2.1	1.4	0.7	50.0%
Same location	11.9	11.9	0.4	0.1	3.7	3.0	2.9	2.5	15.7	14.2	(0.2)	(1.0)	34.4	30.7	3.7	12.1%
Conversions	0.1	0.4	—	—	—	—	0.5	—	0.2	0.1	—	—	0.8	0.5	0.3	60.0%

Total gross profit lease contracts	$15.6	$12.3	$0.5	$0.1	$4.9	$3.6	$3.6	$2.9	$16.4	$15.5	$(0.1)	$(0.9)	$40.9	$33.5	$7.4	22.1%

Gross profit percentage lease contracts:
New location	12.7%	30.4%	50.0%	0.0%	14.9%	8.3%	8.0%	14.3%	6.9%	0.0%	0.0%	0.0%	12.8%	20.5%
Contract expirations	20.8%	–5.6%	0.0%	0.0%	15.4%	9.6%	0.0%	9.7%	17.6%	19.4%	0.0%	0.0%	19.6%	5.2%
Same location	4.3%	4.2%	8.9%	2.3%	9.0%	7.6%	7.0%	6.3%	18.2%	16.2%	28.6%	–62.5%	7.6%	6.8%
Conversions	6.7%	11.8%	0.0%	0.0%	0.0%	0.0%	11.1%	0.0%	66.7%	25.0%	0.0%	0.0%	12.3%	12.5%

Total gross profit percentage	5.1%	4.1%	10.6%	2.3%	10.0%	7.8%	7.4%	6.7%	18.0%	16.4%	–14.3%	–56.3%	8.2%	6.8%

Gross profit management contracts:
New location	$4.9	$1.8	$1.7	$0.2	$2.7	$0.7	$1.3	$0.1	$4.0	$0.4	$(1.4)	$—	$13.2	$3.2	$10.0	312.5%
Contract expirations	1.3	9.5	0.2	0.8	0.8	5.1	(0.3)	0.9	1.0	2.6	—	—	3.0	18.9	(15.9)	–84.2%
Same location	42.5	39.5	10.9	8.8	20.3	19.9	29.1	26.9	15.5	17.7	(3.1)	4.4	115.2	$117.2	(2.0)	–1.7%
Conversions	0.5	0.4	—	—	—	0.3	(1.5)	(1.4)	—	0.1	—	(0.2)	(1.0)	(0.8)	(0.2)	25.0%

Total gross profit management contracts	$49.2	$51.2	$12.8	$9.8	$23.8	$26.0	$28.6	$26.5	$20.5	$20.8	$(4.9)	$4.2	$130.4	$138.5	$(8.1)	–5.8%

Gross profit percentage management contracts:
New location	34.3%	43.9%	32.7%	28.6%	37.0%	50.0%	24.5%	11.1%	49.4%	23.5%	0.0%	0.0%	32.8%	36.4%
Contract expirations	32.5%	43.4%	66.7%	66.7%	36.4%	46.8%	150%	100.0%	47.6%	59.1%	0.0%	0.0%	35.7%	48.1%
Same location	51.8%	47.4%	43.8%	30.0%	41.2%	38.9%	29.0%	27.4%	48.3%	48.8%	–1033%	1100.0%	39.8%	39.3%
Conversions	83.3%	80.0%	0.0%	0.0%	0.0%	100.0%	–750%	0.0%	0.0%	100.0%	0.0%	100.0%	–111.1%	–114.3%

Total gross profit percentage	48.8%	46.6%	42.1%	31.4%	40.5%	40.8%	27.1%	26.6%	48.3%	48.9%	–1500%	2100.0%	38.5%	39.9%

Gross profit—lease contracts

        Gross profit for lease contracts increased $7.4 million, or 22.1%, to $40.9 million for the year ended December 31, 2014, compared to $33.5 million for year-ago period. Gross profit percentage for lease contracts was 8.2% for the year ended December 31, 2014 compared to 6.8% for the year-ago period. Gross profit lease contracts increases were the result of new locations, contract expirations, same locations and locations that converted from management contracts during the current year. Gross profit for lease contracts on same locations increased primarily due to decreased operating expenses and lower rent expense, primarily as a result of contingent rental payments in an amount that exceeded the decrease in revenue in short-term and monthly parking revenue, partially offset by structural repair costs related to certain lease contracts acquired in the Central Merger.

        From a reporting segment perspective, gross profit for lease contracts increased primarily due to new locations in all five regions and other, contract expirations in region one, same locations in regions two, three, four, five and other and conversions in regions four and five, partially offset by decreases in gross profit for lease contracts for contract expirations in regions three, four, five and other and conversions in region one. Gross profit for lease contracts on same locations increased primarily due to decreased operating expenses and lower rent expense, primarily as a result of contingent rental payments in an amount that exceeded the decrease in revenue in short-term and monthly parking revenue, partially offset by structural repair costs related to certain lease contracts acquired in the Central Merger.

        Gross profit associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

Gross profit—management contracts

        Gross profit for management contracts decreased $8.1 million, or 5.8%, to $130.4 million for the year ended December 31, 2014, compared to $138.5 million in for the year-ago period. Gross profit percentage for management contracts decreased to 38.5% for the year ended December 31, 2014, compared to 39.9% for the year-ago period. Gross profit for management contracts decreases were primarily the result of contract expirations, same locations and locations that converted from lease contracts during the current year, partially offset by an increase in new locations. Gross profit management contracts decreases on same locations were primarily the result of increases in costs associated with reverse management contracts and the cost of providing management services.

        From a reporting segment perspective, gross profit for management contracts decreased primarily due contract expirations in all five regions, same locations in region five and other, new locations in region other and conversions in regions three, four and five, partially offset by increases in gross profit for management contracts in new locations in all five operating regions, contract expirations in region four, same locations in regions one, two, three and four and conversions in regions one and other. Gross profit for management contracts decreased on same locations primarily as the result of increased costs associated with reverse management contracts and the cost of providing management services.

        Gross profit associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

General and administrative expenses

        General and administrative expenses increased $2.6 million, or 2.6%, to $101.5 million for year ended December 31, 2014, compared to $98.9 million for the year-ago period. The increase in general and administrative expenses primarily related to increased compensation and benefit cost, including increased cost due to an actuarial update to the mortality tables supporting certain of the Company's deferred compensation arrangements with certain executives, partially offset by decreased merger and integration related costs.

Interest expense

        Interest expense decreased $1.2 million, or 6.4%, to $17.8 million for the year ended December 31, 2014, as compared to $19.0 million in the year-ago period. This increase resulted primarily from a decrease in average borrowing rates and reductions in borrowings under our Senior Credit Facility.

Interest income

        Interest income decreased by $0.2 million, or 37.6%, to $0.4 million for the year ended December 31, 2014, as compared to $0.6 million in the year-ago period.

Income tax expense

        For the year ended December 31, 2014, we recognized income tax benefit of $0.2 million on pre-tax earnings of $25.9 million compared to an $8.8 million income tax expense on pre-tax earnings of $23.6 million for the year ended December 31, 2013. Our effective tax rate was a benefit of 0.8% for the year ended December 31, 2014 compared 37.4% for the year ended December 31, 2013. Our effective tax rate decreased to a benefit of 0.8% as of December 31, 2014 compared to 37.4% as of December 31, 2013 due to the reversal of valuation allowances for deferred tax assets established for historical net operating losses. The valuation allowances were reversed due to changes in the New York tax laws in the first quarter 2014 and an entity restructuring undertaken in the fourth quarter of 2014, which resulted in our determining that the future benefit of the net operating loss carryforwards were more likely than not to be realized.

Fiscal 2013 Compared to Fiscal 2012

        Segment revenue information is summarized as follows:

	Year Ended December 31,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	Amount	%
	(In millions)
Lease contract revenue:
New location	$4.2	$0.5	$0.0	$0.0	$3.7	$2.0	$1.5	$0.2	$15.0	$10.1	$0.0	$0.0	$24.4	$12.8	$11.6	90.6%
Contract expirations	0.3	3.3	0.0	0.0	1.8	3.8	2.6	4.1	0.4	3.1	0.0	0.0	5.1	14.3	(9.2)	–64.3%
Same location	81.3	73.2	0.0	0.0	14.6	13.6	39.4	37.8	14.4	13.6	0.1	0.1	149.8	138.3	11.5	8.3%
Conversions	0.3	0.4	0.0	0.0	0.0	0.0	0.0	0.9	0.0	0.0	0.0	0.0	0.3	1.3	(1.0)	–76.9%
Acquisition	213.2	57.4	4.4	1.4	26.1	7.7	0.0	0.0	64.8	17.3	1.5	(0.1)	310.0	83.7	226.3	270.4%

Total lease contract revenue	$299.3	$134.8	$4.4	$1.4	$46.2	$27.1	$43.5	$43.0	$94.6	$44.1	$1.6	$0.0	$489.6	$250.4	$239.2	95.5%

Management contract revenue:
New location	$9.2	$1.9	$1.2	$0.4	$3.9	$0.8	$4.0	$1.5	$3.2	$0.5	$0.0	$0.0	$21.5	$5.1	$16.4	321.6%
Contract expirations	1.5	6.6	0.0	6.8	4.1	12.3	0.1	1.7	0.4	1.4	0.0	0.0	6.1	28.8	(22.7)	–78.8%
Same location	49.0	46.9	8.5	9.0	33.3	32.4	45.2	45.3	14.6	17.8	(0.4)	1.0	150.2	152.4	(2.2)	–1.4%
Conversions	0.1	0.1	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	(0.1)	0.0	0.0	0.1	(0.1)	–100.0%
Acquisition	50.1	13.7	21.5	5.4	22.4	5.4	50.5	13.0	24.3	7.6	0.7	(1.0)	169.5	44.1	125.4	284.4%

Total management contract revenue	$109.9	$69.2	$31.2	$21.6	$63.7	$50.9	$99.8	$61.5	$42.5	$27.3	$0.2	$0.0	$347.3	$230.5	$116.8	50.7%

Parking services revenue—lease contracts

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

        From a reporting segment perspective, lease contract revenue increased primarily due to new locations and same locations in regions one, three, four and five, combined with acquisitions in regions one, two, three and five. This was partially offset by decreases in contract expirations in regions one, three, four and five. Same location revenue increases for the aforementioned regions were primarily due to increases in short-term and monthly parking revenue.

        Revenue associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

Parking services revenue—management contracts

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

        From a reporting segment perspective, management contract revenue increased primarily due to new locations and acquisitions in all five operating regions, combined with same location revenue in regions one and three. This was partially offset by contract expirations in regions one, three, four and five and same locations in regions two, four and five. The decreases in same location revenue were primarily due to decreases in fees from ancillary services. For comparability purposes, revenue associated with contract expirations relate to the contracts that expired during the current period.

        Revenue associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

Reimbursed management contract revenue

        Reimbursed management contract revenue increased $156.8million, or 33.1%, to $629.9 million for the year ended December 31, 2013, compared to $473.1 million in the year-ago period. This increase resulted primarily from the acquisition of Central and an increase in reimbursements for costs incurred on behalf of owners.

        Segment cost of parking services information is summarized as follows:

	Year Ended December 31,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	Amount	%
	(In millions)
Cost of parking services lease contracts:
New location	$3.4	$0.5	$0.0	$0.0	$3.4	$2.0	$1.4	$0.2	$14.0	$9.6	$0.0	$0.0	$22.2	$12.3	$9.9	80.5%
Contract expirations	0.3	3.3	0.0	0.0	1.8	3.5	2.3	3.5	0.4	2.7	0.0	0.0	4.8	13.0	(8.2)	–63.1%
Same location	77.4	68.8	0.0	0.0	13.2	12.1	37.0	35.5	13.7	12.7	(0.6)	(1.0)	140.7	128.1	12.6	9.8%
Conversions	0.3	0.3	0.0	0.0	0.0	0.0	0.0	0.8	0.0	0.0	0.0	0.0	0.3	1.1	(0.8)	–72.7%
Acquisition	205.6	56.3	4.3	1.4	24.2	7.3	(0.1)	0.1	51.0	13.7	3.1	(1.5)	288.1	77.3	210.8	272.7%

Total cost of parking services lease contracts	$287.0	$129.2	$4.3	$1.4	$42.6	$24.9	$40.6	$40.1	$79.1	$38.7	$2.5	$(2.5)	$456.1	$231.8	$224.3	96.8%

Cost of parking services management contracts:
New location	$5.7	$0.9	$0.8	$0.4	$2.0	$0.4	$2.3	$0.7	$2.5	$0.2	$0.1	$0.0	$13.4	$2.6	$10.8	415.4%
Contract expirations	0.5	2.5	0.0	5.6	2.8	7.5	0.0	1.0	0.1	1.1	0.0	0.0	3.4	17.7	(14.3)	–80.8%
Same location	24.4	23.7	6.8	7.1	18.7	17.8	30.8	32.0	8.3	11.2	(1.1)	(1.1)	87.9	90.7	(2.8)	–3.1%
Conversions	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0%
Acquisition	28.1	9.6	13.8	4.8	14.1	4.5	40.2	10.9	10.6	4.3	(3.0)	(3.2)	104.0	30.9	73.1	236.6%

Total cost of parking services management contracts	$58.7	$36.7	$21.4	$17.9	$37.6	$30.2	$73.3	$44.6	$21.5	$16.8	$(4.0)	$(4.3)	$208.7	$141.9	$66.8	47.1%

Cost of parking services—lease contracts

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

Cost of parking services—management contracts

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

        From a reporting segment perspective, cost of parking services for management contracts increased due to new locations and acquisitions in all five operating regions, combined with increases in same locations in regions one, three, four, five, and other, contract expirations in regions two and five. Partially offsetting these increases were decreases due to contract expirations in regions one, three and four, and acquisitions in the other region. Same location cost increases primarily resulted from increases in costs associated with reverse management contracts and in the cost of providing management services. The other region amounts in same location primarily represent prior year insurance reserve adjustments, a favorable health insurance dividend related to prior years and costs that are not specifically identifiable to a region.

        Cost of parking services associated with contract expirations relates to contacts that have expired, however, we were operating the facility in the comparative period presented.

Reimbursed management contract expense

        Reimbursed management contract revenue increased $156.8 million, or 33.1%, to $629.9 million for the year ended December 31, 2013, compared to $473.1 million in the year-ago period. This increase resulted from an increase in reimbursements for costs incurred on behalf of owners. Segment gross profit/gross profit percentage information is summarized as follows:

	Year Ended December 31,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	Amount	%
	(In millions)
Gross profit lease contracts:
New location	0.8	$0.0	$0.0	$0.0	$0.3	$0.0	0.1	$0.0	$1.0	$0.5	$0.0	$0.0	$2.2	$0.5	$1.7	340.0%
Contract expirations	0.0	0.0	0.0	0.0	0.0	0.3	0.3	0.6	0.0	0.4	0.0	0.0	0.3	1.3	(1.0)	–76.9%
Same location	3.9	4.4	0.0	0.0	1.4	1.5	2.4	2.3	0.7	0.9	0.7	1.1	9.1	10.2	(1.1)	–10.8%
Conversions	0.0	0.1	0.0	0.0	0.0	0.0	0.0	0.1	0.0	0.0	0.0	0.0	0.0	0.2	(0.2)	–100.0%
Acquisition	7.6	1.1	0.1	0.0	1.9	0.4	0.1	(0.1)	13.8	3.6	(1.6)	1.4	21.9	6.4	15.5	242.2%

Total gross profit lease contracts	$12.3	$5.6	$0.1	$0.0	$3.6	$2.2	2.9	$2.9	$15.5	$5.4	$(0.9)	$2.5	$33.5	$18.6	$14.9	80.1%

	(Percentages)
Gross profit percentage lease contracts:
New location	19.0%	0.0%	0.0%	0.0%	8.1%	0.0%	$6.7%	0.0%	6.7%	5.0%	0.0%	0.0%	9.0%	3.9%
Contract expirations	0.0%	0.0%	0.0	0.0	0.0%	7.9%	11.5%	14.6%	0.0%	12.9%	0.0%	0.0%	5.9%	9.1%
Same location	4.8%	6.0%	0.0	0.0	9.6%	11.0%	6.1%	6.1%	4.9%	6.6%	700.0%	1100.0%	6.1%	7.4%
Conversions	0.0%	25.0%	0.0	0.0	0.0%	0.0%	0.0%	11.1%	0.0%	0.0%	0.0%	0.0%	0.0%	15.4%
Acquisition	3.6%	1.9%	2.3	0.0	7.3%	5.2%	0.0%	0.0%	21.3%	20.8%	–106.7%	–1400.0%	7.1%	7.6%

Total gross profit percentage	4.1%	4.2%	2.3%	0.0%	7.8%	8.1%	6.7%	6.7%	16.4%	12.2%	–56.3%	0.0%	6.8%	7.4%

	(In millions)
Gross profit management contracts:
New location	$3.5	$1.0	$0.4	$0.0	$1.9	$0.4	1.7	$0.8	$0.7	$0.3	$(0.1)	$0.0	$8.1	$2.5	$5.6	224.0%
Contract expirations	1.0	4.1	0.0	1.2	1.3	4.8	0.1	0.7	0.3	0.3	0.0	0.0	2.7	11.1	(8.4)	–75.7%
Same location	24.6	23.2	1.7	1.9	14.6	14.6	14.4	13.3	6.3	6.6	0.7	2.1	62.3	61.7	0.6	1.0%
Conversions	0.1	0.1	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	(0.1)	0.0	0.0	0.1	(0.1)	–100.0%
Acquisition	22.0	4.1	7.7	0.6	8.3	0.9	10.3	2.1	13.5	3.3	3.7	2.2	65.5	13.2	52.3	396.2%

Total gross profit management contracts	$51.2	$32.5	$9.8	$3.7	$26.1	$20.7	$26.5	$16.9	$20.8	$10.5	$4.2	$4.3	$138.6	$88.6	$50.0	56.4%

	(Percentages)
Gross profit percentage management contracts:
New location	38.0%	52.6%	33.3%	0.0%	48.7%	50.0%	42.5%	53.3%	21.9%	60.0%	0.0%	0.0%	37.7%	49.0%
Contract expirations	66.7%	62.1%	0.0%	17.6%	31.7%	39.0%	100.0%	41.2%	75.0%	21.4%	0.0%	0.0%	44.3%	38.5%
Same location	50.2%	49.5%	20.0%	21.1%	43.8%	45.1%	31.9%	29.4%	43.2%	37.1%	–175.0%	210.0%	41.5%	40.5%
Conversions	100.0%	100.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%	0.0%	0.0%	100.0%
Acquisition	43.9%	29.9%	35.8%	11.1%	37.1%	16.7%	20.4%	16.2%	55.6%	43.4%	528.6%	–220.0%	38.6%	29.9%

Total gross profit percentage	46.6%	47.0%	31.4%	17.1%	41.0%	40.7%	26.6%	27.5%	48.9%	38.5%	2100.0%	0.0%	39.9%	38.4%

Gross profit—lease contracts

        Gross profit for lease contracts increased $14.9 million, or 80.1%, to $33.5 million for the year ended December 31, 2013, compared to $18.6 million for year-ago period. The increase in gross profit for lease contracts consisted of a decrease from the Standard operations of $0.6 million, or 4.4% and an increase of $15.5 million from the Central operations. Gross profit percentage for lease contracts was 6.8% for the year ended December 31, 2013 compared to 7.4% for the year-ago period. Gross profit lease contracts increases were primarily the result of new locations and acquisitions, partially offset by same locations. Gross profit lease contracts increases on same locations were primarily the result of increases in short-term and monthly parking revenue and a favorable health insurance dividend related to prior years.

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

Gross profit—management contracts

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

Interest expense

        Interest expense increased $10.4 million, or 120.9%, to $19.0 million for the year ended December 31, 2013, as compared to $8.6 million in the year-ago period. This increase resulted primarily from increased in borrowings under our Senior Credit Facility.

Interest income

        Interest income increased by $0.3 million, or 116.5%, to $0.6 million for the year ended December 31, 2013, as compared to $0.3 million in the year-ago period.

Income tax expense

        For the year ended December 31, 2013, we recognized income tax expense of $8.8 million on pre-tax earnings of $23.6 million compared to a $3.6 million income tax benefit on a pre-tax loss of $1.2 million for the year ended December 31, 2012. Income tax expense is based on an effective tax rate of approximately 37.4% for the year ended December 31, 2013 compared to a benefit of approximately 290.5% for the year ended December 31, 2012. The decrease in the effective tax rate was primarily due to a recognized tax benefit as a result of the reversal of accrued uncertain tax positions that were recorded in previous periods.

Liquidity and Capital Resources

General

        We continually project anticipated cash requirements for our operating, investing, and financing needs as well as cash flows generated from operating activities available to meet these needs. Our operating needs can include, among other items, commitments for cost of parking services, operating leases, payroll payments, insurance claims payments, interest payments, leases acquired in the Central Merger, which include provisions allocating to us responsibility for all structural repair payments required on the property (see also "Lease commitments" below for additional discussion on certain lease contracts acquired in the Central Merger), and legal settlements. Our investing and financing spending can include payments for acquired businesses, joint ventures, capital expenditures, cost of contracts purchased, commitments for capital leases, distributions to noncontrolling interests, payments on our outstanding indebtedness and to a much lesser extent, cash from sales of non-core assets.

Outstanding Indebtedness

        On December 31, 2014, we had total indebtedness of approximately $253.4 million, a decrease of $35.3 million from December 31, 2013. The $253.4 million includes:

  •
  $251.0 million under our Senior Credit Facility (as defined below); and

  •
  $2.4 million of other debt including capital lease obligations, obligations on seller notes and other indebtedness.

Senior Credit Facility

        In connection with the Central Merger, on the Closing Date, we entered into a credit agreement ("Credit Agreement") with Bank of America, N.A. ("Bank of America"), as administrative agent, Wells Fargo Bank, N.A. ("Wells Fargo Bank") and JPMorgan Chase Bank, N.A. ("JPMorgan Chase"), as co-syndication agents, U.S. Bank National Association, First Hawaiian Bank and General Electric Capital Corporation, as co-documentation agents, Merrill Lynch, Pierce, Fenner & Smith Inc., Wells Fargo Securities, LLC and J.P. Morgan Securities LLC, as joint lead arrangers and joint book managers, and the lenders party thereto (the "Lenders").

        The Credit Agreement matured on October 2, 2017, when all amounts outstanding were to be due and payable in full. Pursuant to the terms, and subject to the conditions, of the Credit Agreement, the Lenders made available to us a secured Senior Credit Facility (the "Senior Credit Facility") that permits aggregate borrowings of $450.0 million consisting of (i) a revolving credit facility of up to $200.0 million at any time outstanding, which included a letter of credit facility that is limited to $100.0 million at any time outstanding, and (ii) a term loan facility of $250.0 million.

        We drew down the entire amount of the term loan portion of the Senior Credit Facility and borrowed $72.8 million under the revolving credit facility in connection with the closing of the Central Merger. The proceeds from these borrowings were used by us to repay outstanding indebtedness of the Company and

Central, and were also used to pay costs and expenses related to the Central Merger and the related financing and fund ongoing working capital and other general corporate purposes.

        Interest rates for the term loan and revolving credit facility are determined at our option, (i) at a rate per annum based on our consolidated total debt to EBITDA ratio for the 12-month period ending as of the last day of the immediately preceding fiscal quarter, determined in accordance with the applicable pricing levels set forth in the Credit Agreement (the "Applicable Margin") for LIBOR loans, plus the applicable LIBOR rate or (ii) the Applicable Margin for base rate loans plus the highest of (x) the federal funds rate plus 0.5%, (y) the Bank of America prime rate and (z) a daily rate equal to the applicable LIBOR rate plus 1.0%.

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

        Each of our wholly owned domestic subsidiaries (subject to certain exceptions set forth in the Credit Agreement) has guaranteed all existing and future indebtedness and liabilities of the other guarantors and the Company arising under the Credit Agreement. The Company's obligations under the Credit Agreement and such domestic subsidiaries' guaranty obligations are secured by substantially all of their respective assets.

        We were in compliance with all our covenants as of December 31, 2014.

        At December 31, 2014, we had $81.4 million of borrowing availability under the Credit Agreement, of which we could have borrowed $24.4 million on December 31, 2014 and remained in compliance with the above described covenants as of such date. The additional borrowing availability under the Credit Agreement is limited only as of our fiscal quarter-end by the covenant restrictions described above. At December 31, 2014, we had $54.9 of letters of credit outstanding under the Senior Credit Facility and borrowings against the Senior Credit Facility aggregated $253.4 million (excluding debt discount of $2.3 million).

Amended and Restated Credit Facility

        On February 20, 2015 (Restatement Date), we entered into an Amended and Restated Credit Agreement (the "Restated Credit Agreement") with Bank of America, N.A. ("Bank of America"), as administrative agent, an issuing lender and swing-line lender; Wells Fargo Bank, N.A., as an issuing lender and syndication agent; U.S. Bank National Association, First Hawaiian Bank and BMO Harris Bank N.A., as co-documentation agents; Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as joint lead arrangers and joint book managers; and the lenders party thereto (the "Lenders"). The Restated Credit Facility reflects modifications to, and an extension of, the Credit Facility, as described above.

        Pursuant to the terms, and subject to the conditions, of the Restated Credit Agreement, the Lenders have made available to the Company a senior secured credit facility (the "Restated Senior Credit Facility") that permits aggregate borrowings of $400.0 million consisting of (i) a revolving credit facility of up to $200.0 million at any time outstanding, which includes a $100.0 million sublimit for letters of credit and a $20.0 million sublimit for swing-line loans, and (ii) a term loan facility of $200.0 million (reduced from $250.0 million). The Company may request increases of the revolving credit facility in an aggregate additional principal amount of $100.0 million. The Restated Senior Credit Facility matures on February 20, 2020.

        The entire amount of the term loan portion of the Restated Senior Credit Facility had been drawn by the Company as of the Restatement Date (including approximately $10.4 million drawn on such date) and is subject to scheduled quarterly amortization of principal as follows: (i) $15.0 million in the first year, (ii) $15.0 million in the second year, (iii) $20.0 million in the third year, (iv) $20.0 million in the fourth year, (v) $20.0 million in the fifth year and (vi) $110.0 million in the sixth year. The Company also had outstanding borrowings of $147.3 million (including $53.4 million in letters of credit) under the revolving credit facility as of the Restatement Date.

        Borrowings under the Restated Senior Credit Facility bear interest, at the Company's option, (i) at a rate per annum based on the Company's consolidated total debt to EBITDA ratio for the 12-month period ending as of the last day of the immediately preceding fiscal quarter, determined in accordance with the pricing levels set forth in the Restated Credit Agreement (the "Restatement Applicable Margin"), plus LIBOR or (ii) the Restatement Applicable Margin plus the highest of (x) the federal funds rate plus 0.5%, (y) the Bank of America prime rate and (z) a daily rate equal to LIBOR plus 1.0%. (the highest of (x), (y) and (z), the "Base Rate"), except that all swing-line loans will bear interest at the Base Rate plus the Applicable Margin.

        Under the terms of the Restated Credit Agreement, the Company is required to maintain a maximum consolidated total debt to EBITDA ratio of not greater than 4.0 to 1.0 as of the end of any fiscal quarter ending during the period from the Restatement Date through September 30, 2015, (ii) 3.75 to 1.0 as of the end of any fiscal quarter ending during the period from October 1, 2015 through September 30, 2016, and (iii) 3.5 to 1.0 as of the end of any fiscal quarter ending thereafter. In addition, the Company is required to maintain a minimum consolidated fixed charge coverage ratio of not less than 1:25:1.0.

        Events of default under the Restated Credit Agreement include failure to pay principal or interest when due, failure to comply with the financial and operational covenants, the occurrence of any cross default event, non-compliance with the other loan documents, the occurrence of a change of control event, and bankruptcy and other insolvency events. If an event of default occurs and is continuing, the Lenders holding a majority of the commitments and outstanding term loan under the Restated Credit Agreement have the right, among others, to (i) terminate the commitments under the Restated Credit Agreement, (ii) accelerate and require the Company to repay all the outstanding amounts owed under the Restated Credit Agreement and (iii) require the Company to cash collateralize any outstanding letters of credit.

        Each wholly-owned domestic subsidiary of the Company (subject to certain exceptions set forth in the Restated Credit Agreement) has guaranteed all existing and future indebtedness and liabilities of the other guarantors and the Company arising under the Restated Credit Agreement. The Company's obligations under the Restated Credit Agreement and such domestic subsidiaries' guaranty obligations are secured by substantially all of their respective assets.

        We believe that our cash flow from operations, combined with additional borrowing capacity under our Restated Senior Secured Credit Facility, will be sufficient to enable us to pay our indebtedness, or to fund other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before their respective maturities. We believe that we will be able to refinance our indebtedness on commercially reasonable terms.

Interest Rate Swap Transactions

        In October 2012, we entered into interest rate swap transactions (collectively, the "Interest Rate Swaps") with each of JPMorgan Chase Bank, Bank of America and PNC Bank, N.A. in an initial aggregate notional amount of $150.0 million (the "Notional Amount"). The Interest Rate Swaps have a termination date of September 30, 2017. The Interest Rate Swaps effectively fix the interest rate on an amount of variable interest rate borrowings under the Credit Agreement, originally equal to the Notional Amount at 0.7525% per annum plus the applicable margin rate for LIBOR loans under the Credit Agreement determined based upon our consolidated total debt to EBITDA ratio. The Notional Amount is subject to scheduled quarterly amortization that coincides with quarterly prepayments of principal under the Credit Agreement. These Interest Rate Swaps are classified as cash flow hedges, and we calculate the effectiveness of the hedge on a monthly basis, with any ineffective portion of the cash flow hedge recognized in earnings as an increase of interest expense. As of December 31, 2014, no ineffective portion of the cash flow has been recognized in earnings within interest expense. The fair value of the Interest Rate Swaps at December 31, 2014 and 2013 was a $0.6 million asset and $0.8 million asset, respectively, and are included in the line item "Other assets, net" within the consolidated balance sheet.

        We do not enter into derivative instruments for any purpose other than cash flow hedging purposes.

Stock Repurchases

        In June 2011, our Board of Directors authorized us to repurchase shares of our common stock, on the open market, up to $20.0 million in share repurchases in the aggregate. Under this repurchase program, we may purchase our common shares from time to time in open market purchases or privately negotiated transactions and may make all or part of the purchases pursuant to Rule 10b5-1 plans. Any repurchased shares are retired and returned to an authorized but unissued status. The repurchase program may be suspended or discontinued at any time without notice. As of December 31, 2014, $12.5 million remained available for stock repurchases under the June 2011 authorization by the Board of Directors. We made no stock repurchases during 2014 or 2013.

Letters of Credit

        We had provided letters of credit totaling $46.8 million and $50.2 million to our casualty insurance carriers to collateralize our casualty insurance program as of December 31, 2014 and 2013, respectively.

        We had provided $8.1 million and $9.3 million in letters of credit to collateralize other obligations as of December 31, 2014 and 2013, respectively.

Deficiency Payments

        Pursuant to our obligations with respect to the parking garage operations at Bradley International Airport, we are required to make certain deficiency payments for the benefit of the State of Connecticut and for holders of special facility revenue bonds. The deficiency payments represent contingent interest bearing advances to the trustee to cover operating cash flow requirements. As of December 31, 2014, we had made $13.3 million of cumulative deficiency payments to the trustee, net of reimbursements. Deficiency payments made are recorded as increases to cost parking services and the reimbursements are recorded as reductions to cost of parking services. We believe these advances to be fully recoverable and will recognize the principal, interest and premium payments related to these deficiency payments when they are received. We do not directly guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.

        We received deficiency repayments (net of deficiency payments made) of $1.3 million in the year ended December 31, 2014 compared to deficiency payments (net of repayments received) of $0.1 million made in the year ended December 31, 2013. We received $0.5 million in interest and $0.1 million premium on deficiency repayments from the trustee in the year ended December 31, 2014 compared to $0.5 million in interest in the year ended December 31, 2013.

Lease Commitments

        We have minimum lease commitments of $182.5 million for fiscal 2015. The leased properties generate sufficient cash flow to meet the base rent payment.

        Certain lease contracts acquired in the Central Merger include provisions allocating responsibility to us structural and other repair costs required to be made to the leased property, including improvement and repair costs arising as a result of ordinary wear and tear. During the year ended December 31, 2014, we recorded $1.3 million, of costs (net of expected recovery of 80% of the total cost through the applicable indemnity discussed further below and in Note 2. Acquisitions of our Consolidated Financial Statements) in Cost of Parking Services-Leases within the Consolidated Statement of Income for structural and other repair costs related to certain lease contracts acquired in the Central Merger, whereby we have expensed repair costs for certain leases and have engaged a third-party general contractor to complete certain defined structural and other improvement and repair projects. We expect to incur substantial additional costs for certain structural and other repair costs pursuant to the contractual requirements of certain lease contracts acquired in the Central Merger ("Structural and Repair Costs"). Based on information available at this time, we currently estimate the additional Structural and Repair Costs to be between $7.0 million and $22.0 million; however, we continue to assess and determine the full extent of the repairs required and estimated costs associated with the lease contracts acquired in the Central Merger. We currently expect to recover 80% of the Structural and Repair Costs incurred prior to October 1, 2015 through the applicable indemnity discussed further in Note 2. Acquisitions of our Consolidated Financial Statements. While we are unable to estimate with certainty when such costs will be incurred, it is expected that all or a substantial majority of these costs will be incurred in early- to mid-calendar year 2015 and prior to October 1, 2015.

Daily Cash Collections

        As a result of day-to-day activity at our parking locations, we collect significant amounts of cash. Lease contract revenue is generally deposited into our local bank accounts, with a portion remitted to our clients in the form of rental payments according to the terms of the leases. Under management contracts, clients may require us to deposit the daily receipts into one of our local bank accounts, with the cash in excess of our operating expenses and management fees remitted to the clients at negotiated intervals, may require us to deposit the daily receipts into client designated bank accounts and the clients then reimburse us for operating expenses and pay our management fee subsequent to month-end or may require segregated bank accounts for the receipts and disbursements at locations. Our working capital and liquidity may be adversely affected if a significant number of our clients require us to deposit all parking revenues into their respective accounts.

        Our liquidity also fluctuates on an intra-month and intra-year basis depending on the contract mix and timing of significant cash payments. Additionally, our ability to utilize cash deposited into our local accounts is dependent upon the availability and movement of that cash into our corporate accounts. For all these reasons, from time to time, we carry a significant cash balance, while also utilizing our senior credit facility.

Summary of Cash Flows

	Years ended December 31,
(In millions)	2014	2013	2012
Net cash provided by operating activities	$51.6	$34.9	$11.4
Net cash (used in) provided by investing activities	$(15.0)	$(13.4)	$21.2
Net cash used in financing activities	$(41.5)	$(26.4)	$(17.4)

Operating activities

        Our primary sources of funds are cash flows from operating activities and changes in operating assets and liabilities.

        Net cash provided by operating activities totaled $51.6 million for 2014, compared to $34.9 million for 2013. Cash provided during 2014 included $45.5 million from operations and changes in operating assets and liabilities of $6.1 million. The net increase in operating assets and liabilities resulted primarily from: (i) a net decrease in notes and accounts receivables due to timing of collections, (ii) a net decrease in prepaid expenses and other of $2.3 million by managing cash outlay for future expenses yet to be incurred, (iii) a decrease in accounts payable and accrued liabilities of $1.4 million, which primarily resulted from the timing on payments to our clients as described under "Daily Cash Collections" and incurred expenses towards the later part of the year.

        Net cash provided by operating activities totaled $34.9 million for 2013, compared to $11.4 million for 2012. Cash provided during 2013 included $50.1 million from operations that was partially offset by changes in operating assets and liabilities that resulted in a use of $15.2 million. The net decrease in changes in operating assets and liabilities resulted primarily from: (i) a net increase in notes and accounts receivables and other assets of $6.9 million; (ii) a net decrease in accounts payable and accrued liabilities of $15.7 million, which primarily resulted from the timing on payments to our clients and new business that are under management contracts as described under "Daily Cash Collections" and a reduction in accrued merger and integration expenses related to the Central Merger; partially offset by (iii) a net decrease in prepaid assets of $7.4 million.

        Net cash provided by operating activities totaled $11.4 million for 2012. Cash provided during 2012 included $27.6 million from operations that was partially offset by changes in operating assets and liabilities that resulted in a use of $16.2 million. The net decrease in changes in operating assets and liabilities resulted primarily from: (i) a decrease in accrued liabilities of $21.8 million primarily related to Central which included a reversal of accrued uncertain tax positions of $12.3 million, and $10.7 million in reductions in accrued rents, payroll, property taxes and related benefits and casualty loss reserves; (ii) an increase in notes and accounts receivables of $6.0 million; (iii) an increase in accounts payable of $9.1 million which primarily resulted from the timing on payments to our clients and new business that are under management contracts as described under "Daily Cash Collections"; and (iv) a net decrease in prepaid and other assets of $2.5 million.

Investing Activities

        Net cash used in investing activities totaled $15.0 million for 2014, compared to $13.4 million in 2013. Cash used in investing activities in 2013, included capital expenditures of $13.5 million for capital investments needed to secure and/or extend leased facilities and investments in IT projects, cost of contract of contract purchased for $2.3 million, partially offset by proceeds from the sale of assets of $0.8 million.

        Net cash used in investing activities totaled $13.4 million in 2013 compared to $21.2 million used in 2012. Cash used in investing activities in 2013 included capital expenditures of $15.8 million for capital investments needed to secure and/or extend leased facilities and investments in IT projects, cost of contract purchased of $0.4 million and contingent payments for previously acquired businesses of $0.3 million, partially offset by proceeds from the sale of assets of $0.8 million and proceeds from sale of equity interest in land of $2.3 million.

        Net cash used in investing activities totaled $21.2 million. Cash provided in 2012 included $27.7 million from the merger with Central which was offset by $5.0 million for capital investments needed to secure and/or extend leased facilities, investment in information system enhancements and infrastructure, cost of contract purchases of $1.2 million and $0.3 million for contingent payments on previously acquired businesses.

Financing Activities

        Net cash used in financing activities totaled $41.5 million in 2014 compared to $26.4 million in 2013. Cash used in financing activities for 2014 included $1.8 million for businesses acquired, net payments on the Senior Credit facility of $36.9 million, distributions on noncontrolling interests of $2.9 million, partially offset by proceeds from other long-term borrowings (capital leases).

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

Cash and Cash Equivalents

        We had cash and cash equivalents of $18.2 million at December 31, 2014, compared to $23.2 million at December 31, 2013. The cash balances reflect our ability to utilize funds deposited into our local bank accounts. Availability, timing of deposits and the subsequent movement of cash into our corporate bank accounts may result in significant changes to our cash balances.

Summary Disclosures about Contractual Obligations and Commercial Commitments

        The following summarizes certain of our contractual obligations at December 31, 2014 and the effect such obligations are expected to have on our liquidity and cash flow in future periods. The nature of our business is to manage parking facilities and as a result, we do not have significant short-term purchase obligations.

		Payments Due by Period
	Total	2015	2016 - 2017	2018 - 2019	2020 and thereafter
	(In millions)
Contractual obligations
Operating leases(1)	$793.9	$182.5	$245.7	$146.8	$218.9
Capital leases	1.0	0.3	0.6	0.1	—

Total contractual obligations	$794.9	$182.8	$246.3	$146.9	$218.9
Other Long-Term Liabilities
Contingent consideration liability	$0.3	$0.1	$0.2	$—	$—
Deferred Compensation	11.1	2.4	2.8	1.5	4.4
Other long-term liabilities(2)	62.0	27.8	20.0	8.2	6.0

Total other long-term liabilities	$73.4	$30.3	$23.0	$9.7	$10.4
Commercial Commitments
Senior Credit Facility(3)	$253.3	$15.0	$35.0	$40.0	$163.3
Other Debt(3)	1.5	1.3	0.1	0.1	—
Interest payments on debt and long-term liabilities	39.0	10.3	15.4	12.9	0.4
Letters of credit(4)	54.9	54.8	0.1	—	—

Total commercial commitments	$348.7	$81.4	$50.6	$53.0	$163.7

Total	$1,217.0	$294.5	$319.9	$209.6	$393.0

(1)
Represents minimum rental commitments, excluding (i) contingent rent provisions under all non-cancelable leases; and (ii) sublease income of $26.7 million.

(2)
Represents customer deposits, insurance claims and obligation related to acquisitions.

(3)
Represents principal amounts. See Note 11. Borrowing Arrangements to the consolidated financial statements included in Item 8."Financial Statements and Supplementary Data."

(4)
Represents aggregate amount of currently issued letters of credit at their maturities.

        In addition we made contingent payments for business acquired (earn-outs) of $1.8 million, $0.3 million and $0.3 million for each of the years ended 2014, 2013 and 2012, respectively. We received deficiency repayments (net of deficiency payments) related to the Bradley Agreement of $1.3 million for the year ended December 31, 2014 and made deficiency payments (net of repayments received) of $0.1 million and $1.2 million for the years ended 2013 and 2012, respectively. The above schedule does not include any amounts for expected deficiency payments in the "less than one year" category or any other "payments due by period" category, as we concluded that the potential for future deficiency payments did not meet the criteria of both probable and estimable.

Critical Accounting Policies

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We base these estimates and judgments on historic experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Certain accounting estimates are particularly sensitive because of their complexity and the possibility that future events affecting them may differ materially from our current judgments and estimates.

        This listing of critical accounting policies is not intended to be a comprehensive list of all of our accounting policies We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results, which are included in Note 1. Significant Accounting Policies and Practices of the notes to the consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data".

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

        A multi-step impairment test is performed on goodwill. We have the option to evaluate various qualitative factors to determine the likelihood of impairment. If determined that it is more likely than not the fair value is less than the carrying value of a reporting unit, then we are required to perform Step 1. If we do not elect to perform a qualitative assessment, it can voluntarily proceed directly to Step 1. In Step 1, we perform a quantitative analysis to compare the fair value of the reporting unit to its carrying value including goodwill. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired, and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform Step 2 of the impairment test in order to determine the implied fair value of the reporting unit's goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.

        The goodwill impairment test is performed at the reporting unit level; our reporting units represent our operating segments, which are comprised of our five operating regions. Management determines the fair value of each of its reporting units by using a discounted cash flow approach and a market approach using multiples of EBITDA of comparable companies to estimate market value. In addition, we compare our derived enterprise value on a consolidated basis to our market capitalization as of its test date to ensure its derived value approximates our market value when taken as a whole.

        In conducting our goodwill impairment quantitative assessment, we analyzed actual and projected growth trends of the reporting units, gross margin, operating expenses and EBITDA (which also includes forecasted five-year income statement and working capital projections, a market-based weighted average cost of capital and terminal values after five years). We also assess critical areas that may impact our business including economic conditions, market related exposures, competition, changes in product offerings and changes in key personnel. As part of the 2014 and 2013 goodwill assessment, we engaged a third party to evaluate our reporting unit's fair values.

        We continue to perform a goodwill impairment test as required on an annual basis and on an interim basis, if certain conditions exist. Factors we consider important, which could result in changes to our estimates, include underperformance relative to historical or projected future operating results and declines in acquisitions and trading multiples. Due to the diverse customer base, we do not believe our future operating results will vary significantly relative to its historical and projected future operating results. However, future events may indicate differences from our judgments and estimates that could, in turn, result in impairment charges in the future. Future events that may result in impairment charges include increases in interest rates, which would impact discount rates, unfavorable economic conditions or other factors that could decrease revenues and profitability of existing locations and changes in the cost structure of existing facilities. Factors that could potentially have an unfavorable economic effect on our judgments and estimates include, among others: changes imposed by governmental and regulatory agencies, such as property condemnations and assessment of parking-related taxes; construction or other events that could change traffic patterns; and terrorism or other catastrophic events.

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

Long-Lived Assets

        We evaluate long-lived asset groups whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. Events or circumstances that would result in an impairment review primarily include a significant change in the use of an asset, or the planned sale or disposal of an asset. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset group. If it is determined to be impaired, the impairment recognized is measured by the amount by which the carrying value of the asset exceeds its fair value. Our estimates of future cash flows from such assets could be impacted if it underperforms relative to historical or projected future operating results.

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

Insurance Reserves

        We purchase comprehensive casualty insurance (including, without limitation, general liability, automobile liability, garage-keepers legal liability, worker's compensation and umbrella/excess liability insurance) covering certain claims that arise in connection with our operations. Under our various liability and workers' compensation insurance policies, we are obligated to pay directly or reimburse the insurance carrier for the first $0.5 million of each loss covered by our general/garage liability or automobile liability policies and $0.3 million for each loss covered by our workers' compensation and garagekeepers legal liability policies. As a result, we are effectively self-insured for all claims up to these levels. It is our policy to record our self-insurance liabilities based on claims filed and an estimate of claims incurred but not yet reported. We utilize historical claims experience and actuarial methods which consider a number of factors to estimate our ultimate cost of losses incurred in determining the required level of insurance reserves and timing of expense recognition associated with claims against us. This determination requires the use of judgment in both the estimation of probability when determining the required insurance reserves and amount to be recognized as an expense. Future information regarding historical loss experience may require changes to the level of insurance reserves and could result in increased expense recognition in the future.

Allowance for Doubtful Accounts

        We report accounts receivable, net of an allowance for doubtful accounts, to represent our estimate of the amount that ultimately will be realized in cash. In determining the adequacy of the allowance for doubtful accounts, we primarily use the review of specific accounts but also use historical collection trends and aging of receivables and make adjustments in the allowance as necessary. Changes in economic conditions or other circumstances could have an impact on the collection of existing receivable balances or future allowance for doubtful account considerations.

Income Taxes

        Income tax expense involves management judgment as to the ultimate resolution of any tax issues. Historically, our assessments of the ultimate resolution of tax issues have been reasonably accurate. The current open issues are not dissimilar from historical items.

        Deferred income taxes are computed using the asset and liability method, such that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial reporting amounts and the tax bases of existing assets and liabilities based on currently enacted tax laws and tax rates in effect for the periods in which these temporary differences are expected to reverse or be settled. Income tax expense is the tax payable for the period plus the change during the period in deferred income taxes. We have certain state net operating loss carry forwards which expire in 2028. Our ability to fully utilize these net operating losses to offset taxable income is limited due to the change in ownership resulting from the initial public offering of our stock in 2004 (Internal Revenue Code, Section 382). We consider a number of factors in our assessment of the recoverability of our state net operating loss carryforwards including their expiration dates, the limitations imposed due to the change in ownership as well as future projections of income. Future changes in our operating performance along with these considerations may significantly impact the amount of net operating losses ultimately recovered, and our assessment of their recoverability.

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

Legal and Other Contingencies

        We are subject to claims and litigation in the normal course of our business. The outcomes of claims and legal proceedings brought against us and other loss contingencies are subject to significant uncertainty. We accrue a charge when our management determines that it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. When a loss is probable, we record an accrual based on the reasonably estimable loss or range of loss. When no point of loss is more likely than another, we record the lowest amount in the estimated range of loss and disclose the estimated range. We do not record liabilities for reasonably possible loss contingencies, but do disclose a range of reasonably possible losses if they are material and we are able to estimate such a range. If we cannot provide a range of reasonably possible losses, we explain the factors that prevent us from determining such a range. In addition, we accrue for the authoritative judgments or assertions made against us by government agencies at the time of their rendering regardless of our intent to appeal. We regularly evaluate current information available to us to determine whether an accrual should be established or adjusted. Estimating the probability that a loss will occur and estimating the amount of a loss or a range of loss involves significant estimation and judgment.

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

        In October 2012, we entered into interest rate swap transactions (collectively, the "Interest Rate Swaps") with each of JPMorgan Chase Bank, Bank of America and PNC Bank, N.A. in an initial aggregate notional amount of $150.0 million (the "Notional Amount"). The Interest Rate Swaps have an effective date of October 31, 2012 and a termination date of September 30, 2017. The Interest Rate Swaps effectively fix the interest rate on an amount of variable interest rate borrowings under the Credit Agreement, originally equal to the Notional Amount at 0.7525% per annum plus the applicable margin rate for LIBOR loans under the Credit Agreement determined based upon SP Plus's consolidated total debt to EBITDA ratio. The Notional Amount is subject to scheduled quarterly amortization that coincides with quarterly prepayments of principal under the Credit Agreement. These Interest Rate Swaps are classified as cash flow hedges, and we calculate the effectiveness of the hedge on a monthly basis. The ineffective portion of the cash flow hedge is recognized in earnings as an increase of interest expense. For the year ended December 31, 2014 and 2013, no ineffective portion of the cash flow was recognized as interest expense. The fair value of the Interest Rate Swaps at December 31, 2014 and 2013 was a $0.6 million and $0.8 million asset, and are included in the line item "Other assets, net" within the consolidated balance sheet.

        We do not enter into derivative instruments for any purpose other than cash flow hedging purposes.

        On February 20, 2015, in connection with entering into a Restated Credit Facility, as described in Note 21. Subsequent Events within our notes of our Consolidated Financial Statements, we terminated the Credit Agreement. Pursuant to the terms, and subject to the conditions, of the Restated Credit Agreement, the Lenders have made available to us a senior secured credit facility (the "Senior Secured Credit Facility") that permits aggregate borrowings of $400.0 million consisting of (i) a revolving credit facility of up to $200.0 million at any time outstanding, which includes a letter of credit facility that is limited to $100.0 at any time outstanding, and (ii) a term loan facility of $200.0, subject to securing additional commitments from the Lenders or new lending institutions. As of February 20, 2015, we had $200.0 million and $147.3 million (including $53.4 million in letters of credit) outstanding under the term loan facility and revolving term facility, respectively. Interest expense on such borrowings is sensitive to changes in the market rate of interest. If we were to borrow the entire non-hedged variable rate debt of $175.4 million available under the revolving credit facility, a 1 percent (%) increase in the average market rate would result in an increase in our annual interest expense of $1.8 million. This amount is determined by considering the impact of the hypothetical interest rates on our borrowing cost, but does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Due to the uncertainty of the specific changes and their possible effects, the foregoing sensitivity analysis assumes no changes in our financial structure.

Foreign Currency Risk

        Substantially all of our operations are conducted in the United States and, as such, are not subject to material foreign currency exchange risk. All foreign investments are denominated in U.S. dollars, with the exception of Canada. We had approximately $0.7 million of Canadian dollar denominated cash instruments at December 31, 2014, and no debt instruments denominated in Canadian dollar at December 31, 2014. We do not hold any hedging instruments related to foreign currency transactions.

We monitor foreign currency positions and may enter into certain hedging instruments in the future should we determine that exposure to foreign exchange risk has increased.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements and related notes and schedules required by this Item are incorporated into this Form 10-K and set forth in Part IV, Item 15. herein.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Prior to the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Corporate Controller, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (the "Evaluation") at a reasonable assurance level as of the last day of the period covered by this Form 10-K.

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

        Based upon the Evaluation, our Chief Executive Officer, Chief Financial Officer and Corporate Controller concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2014.

Inherent Limitations of the Effectiveness of Internal Control

        The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles ("GAAP"). The Company's internal control over financial reporting includes those policies and procedures that:

  (i)
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets;

  (ii)
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company's receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and

  (iii)
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

        Management, including the Company's Chief Executive Officer, Chief Financial Officer and Corporate Controller, does not expect that the Company's internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's Annual Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of our published financial statements.

        Prior to the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, our management assessed the effectiveness of our internal control over financial reporting as of the last day of the period covered by the report. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (2013 Framework). Based on our Evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

        Ernst & Young LLP has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

        There were no changes in the Company's internal control over financial reporting during the fourth quarter of 2014, which were identified in connection with the Evaluation, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information required by this item with respect to our directors and compliance by our directors, executive officers and certain beneficial owners of our common stock with Section 16(a) of the Exchange Act is incorporated by reference to all information under the captions entitled "Board Matters—Nominees for Director," "Board Matters—Nominations for Director," "Our Corporate Governance Practices—Codes of Conduct and Ethics," "Meetings and Committees of the Board," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" from our Proxy Statement.

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

ITEM 11.    EXECUTIVE COMPENSATION

        Information required by this item is incorporated by reference to all information under the caption entitled "Compensation Discussion and Analysis," "Compensation Committee Report," "Executive Compensation," and "Director Compensation," included in our 2015 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        Information required by this item is incorporated by reference to all information under the caption entitled "Equity Compensation Plan Information" and "Security Ownership" included in our 2015 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Information required by this item is incorporated by reference to all information under the caption "Board Matters—Nominations for Directors—Board Designees," "Our Corporate Governance Practices—Director Independence," "Our Corporate Governance Practices—Related-Party Transaction Policy," and "Transactions with Related Persons and Control Persons" included in our 2015 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        Information required by this item is incorporated by reference to all information under the caption "Audit Committee Disclosure—Independent Auditors' Fees," and "Audit Committee Disclosure—Procedures for Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor" included in our 2015 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
Financial Statements and Schedules

1.
Financial Statements

2.
Financial Statement Schedule

        The following financial statement schedule is included in this report and should be read in conjunction with the financial statements and Report of Independent Registered Public Accounting Firm referred to above.

Schedule II—Valuation and Qualifying Accounts	112

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of SP Plus Corporation

        We have audited the accompanying consolidated balance sheets of SP Plus Corporation as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SP Plus Corporation at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SP Plus Corporation's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 6, 2015, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
March 6, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of SP Plus Corporation

        We have audited SP Plus Corporation's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). SP Plus Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, SP Plus Corporation has maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SP Plus Corporation as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014 of SP Plus Corporation, and our report dated March 6, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
March 6, 2015

SP PLUS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(In thousands, except for share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$18,196	$23,158
Notes and accounts receivable, net	109,287	115,126
Prepaid expenses and other	17,776	20,645
Deferred taxes	10,992	10,317

Total current assets	156,251	169,246
Leasehold improvements, equipment, land and construction in progress, net	42,784	44,885
Other assets:
Advances and deposits	6,693	7,149
Other intangible assets, net	91,028	106,222
Favorable acquired lease contracts	48,268	60,034
Equity investments in unconsolidated entities	20,660	8,122
Other assets, net	16,697	16,452
Cost of contracts, net	10,481	10,762
Goodwill	432,888	439,503

	626,715	648,244

Total assets	$825,750	$862,375

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$106,519	$115,493
Accrued rent	22,130	17,397
Compensation and payroll withholdings	21,970	28,955
Property, payroll and other taxes	11,719	11,803
Accrued insurance	21,980	23,473
Accrued expenses	26,045	20,722
Current portion of long-term debt obligations	15,567	24,632

Total current liabilities	225,930	242,475
Deferred taxes	5,814	17,348
Long-term borrowings, excluding current portion:
Obligations under senior credit facility	236,996	263,457
Other long-term debt obligations	837	577

	237,833	264,034
Unfavorable acquired lease contracts	61,350	74,130
Other long-term liabilities	65,011	60,677
Stockholders' equity:
Preferred Stock, par value $0.01 per share; 5,000,000 shares authorized as of December 31, 2014 and 2013; no shares issued	—	—
Common stock, par value $0.001 per share; 50,000,000 shares authorized as of December 31, 2014, and 2013; 22,127,725 and 21,977,311 shares issued and outstanding as of December 31, 2014, and 2013, respectively	22	22
Additional paid-in capital	243,867	240,665
Accumulated other comprehensive (loss) income	(205)	118
Accumulated deficit	(14,581)	(37,679)

Total SP Plus Corporation stockholders' equity	229,103	203,126
Noncontrolling interest	709	585

Total equity	229,812	203,711

Total liabilities and stockholders' equity	$825,750	$862,375

See Notes to Consolidated Financial Statements.

SP PLUS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2014	2013	2012
	(In thousands, except for share and per share data)
Parking services revenue:
Lease contracts	$496,624	$489,575	$250,355
Management contracts	338,283	347,346	230,501

	834,907	836,921	480,856
Reimbursed management contract revenue	679,785	629,878	473,082

Total revenue	1,514,692	1,466,799	953,938
Costs and expenses:
Cost of parking services:
Lease contracts	455,660	456,090	231,781
Management contracts	207,911	208,730	141,949

	663,571	664,820	373,730
Reimbursed management contract expense	679,785	629,878	473,082

Total cost of parking services	1,343,356	1,294,698	846,812
Gross profit:
Lease contracts	40,964	33,485	18,574
Management contracts	130,372	138,616	88,552

Total gross profit	171,336	172,101	107,126
General and administrative expenses	101,516	98,931	86,540
Depreciation and amortization	30,349	31,193	13,513

Operating income	39,471	41,977	7,073
Other expense (income):
Interest expense	17,815	19,034	8,616
Interest income	(402)	(643)	(297)
Gain on contribution of a business to an unconsolidated entity	(4,161)	—	—
Equity in losses from investment in unconsolidated entity	283	—	—

Total other expenses (income)	13,535	18,391	8,319
Income (loss) before income taxes	25,936	23,586	(1,246)
Income tax expense (benefit)	(197)	8,821	(3,620)

Net income	26,133	14,765	2,374
Less: Net income attributable to noncontrolling interest	3,035	2,676	1,034

Net income attributable to SP Plus Corporation	$23,098	$12,089	$1,340

Net income per common share:
Basic	$1.05	$0.55	$0.08
Diluted	$1.03	$0.54	$0.08
Weighted average shares outstanding:
Basic	22,009,800	21,902,870	17,179,606
Diluted	22,407,343	22,249,584	17,490,204

See Notes to Consolidated Financial Statements.

SP PLUS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Net income	$26,133	$14,765	$2,374
Other comprehensive income (expense)	(323)	499	(63)

Comprehensive income	$25,810	$15,264	$2,311
Less: comprehensive income attributable to noncontrolling interest	3,035	2,676	1,034

Comprehensive income attributable to SP Plus Corporation	$22,775	$12,588	$1,277

SP PLUS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
				Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Par Value	Additional Paid-In Capital		Accumulated Deficit	Noncontrolling Interest	Total
	(In thousands, except for share and per share data)
Balance (deficit) at December 31, 2011	15,464,864	$15	$92,662	$(318)	$(51,108)	$(85)	$41,166
Net income					1,340	1,034	2,374
Foreign currency translation adjustments				2			2
Cash flow hedge				(65)			(65)
Shares issued—Central Merger	6,161,332	7	140,719				140,726
Exercise of stock options	81,023	—	526				526
Issuance of stock grants	8,751	—	165				165
Vested restricted stock units	154,800	—	—				—
Non-cash stock-based compensation related to restricted stock units			1,857				1,857
Tax benefit from exercise of stock options			446				446
Purchase of Central shares of noncontrolling interest						677	677
Distribution to noncontrolling interest						(874)	(874)

Balance (deficit) at December 31, 2012	21,870,770	$22	$236,375	$(381)	$(49,768)	$752	$187,000
Net income					12,089	2,676	14,765
Foreign currency translation adjustments				(463)			(463)
Cash flow hedge				962			962
Proceeds from exercise of stock options							—
Issuance of stock grants	15,576	—					—
Vested restricted stock units	90,965	—					—
Non-cash stock-based compensation related to restricted stock units			4,092				4,092
Tax benefit from exercise of stock options			198				198
Distribution to noncontrolling interest						(2,843)	(2,843)

Balance (deficit) at December 31, 2013	21,977,311	$22	$240,665	$118	$(37,679)	$585	$203,711
Net income					23,098	3,035	26,133
Foreign currency translation adjustments				(162)			(162)
Cash flow hedge				(161)			(161)
Issuance of stock grants	19,336	—	492				492
Vested restricted stock units	131,078	—					—
Non-cash stock-based compensation related to restricted stock units and performance stock units			2,775				2,775
Tax benefit from vesting of restricted stock units			(65)				(65)
Distribution to noncontrolling interest						(2,911)	(2,911)

Balance (deficit) at December 31, 2014	22,127,725	$22	$243,867	$(205)	$(14,581)	$709	$229,812

See Notes to Consolidated Financial Statements.

SP PLUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except for share and per share data)
Operating activities:
Net income	$26,133	$14,765	$2,374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,372	29,595	15,201
Net (accretion) amortization of acquired lease contracts	(1,014)	(4,298)	(609)
(Gain) loss on sale of equipment	(329)	1,597	80
(Gain) loss on sale of equity interest in land	—	(1,191)	—
Amortization of debt issuance costs	1,315	1,402	870
Amortization of original discount on borrowings	1,254	1,284	341
Non-cash stock-based compensation	3,267	4,227	2,103
Provision for losses on accounts receivable	745	189	420
Excess tax benefit related to vesting of restricted stock units	65	(198)	(445)
(Gain) on contribution of a business to an unconsolidated entity	(4,161)	—	—
Deferred income taxes	(12,149)	2,741	7,231
Changes in operating assets and liabilities:
Notes and accounts receivable	5,389	(3,817)	(5,995)
Prepaid assets	2,658	7,376	(1,446)
Other assets	(470)	(3,124)	3,981
Accounts payable	(8,974)	(13,541)	9,091
Accrued liabilities	7,528	(2,114)	(21,793)

Net cash provided by operating activities	51,629	34,893	11,404
Investing activities:
Purchase of leasehold improvements and equipment	(13,517)	(15,734)	(5,024)
Proceeds from sale of equipment	940	776	30
Proceeds from sale of equity interest in land	—	2,322	—
Acquisitions of business, net of cash acquired	(40)	—	27,736
Cost of contracts purchased	(2,325)	(361)	(1,172)
Capitalized interest	(17)	(17)	(12)
Contingent payments for businesses acquired	(6)	(347)	(332)

Net cash provided by (used in) investing activities	(14,965)	(13,361)	21,226
Financing activities:
Proceeds from exercise of stock options	—	—	526
Contingent payments for businesses acquired	(1,812)	(542)	(2,073)
Payments on senior credit facility revolver (Senior Credit Facility)	(572,580)	(491,565)	(71,800)
Proceeds from senior credit facility revolver (Senior Credit Facility)	567,980	491,515	72,790
Payment on senior credit facility of Central Parking (related to Central Merger)	—	—	(237,143)
Proceeds from term loan (Senior Credit Facility)/(related to Central Merger)	—	—	250,000
Payments on term loan (Senior Credit Facility)	(32,315)	(22,500)	(5,625)
Net payments on former senior credit facility	—	—	(12,590)
Payment on notes payable	—	(40)	(40)
Proceeds from (payments on) other long-term borrowings	239	(584)	(687)
Distribution to noncontrolling interest	(2,911)	(2,843)	(874)
Payments of debt issuance costs and original discount on borrowings	—	—	(10,332)
Tax benefit related to vesting of restricted stock units	(65)	198	445

Net cash used in financing activities	(41,464)	(26,361)	(17,403)
Effect of exchange rate changes on cash and cash equivalents	(162)	(463)	3

Increase (decrease) in cash and cash equivalents	(4,962)	(5,292)	15,230
Cash and cash equivalents at beginning of year	23,158	28,450	13,220

Cash and cash equivalents at end of year	$18,196	$23,158	$28,450

Cash paid for:
Interest	$13,899	$16,324	$18,715
Income taxes, net	1,254	1,331	3,651
Non-cash transactions:
Fair value of shares issued to acquire Central Parking common stock	$—	$—	$140,726

See Notes to Consolidated Financial Statements.

SP PLUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

(In thousands except share and per share data)

1. Significant Accounting Policies and Practices

The Company

        SP Plus Corporation (the "Company") provides parking management, ground transportation and other ancillary services to commercial, institutional and municipal clients in urban markets and airports across the United States, Puerto Rico and Canada. These services include a comprehensive set of on-site parking management and ground transportation services, which include facility maintenance, security services, training, scheduling and supervising all service personnel as well as providing customer service, marketing, and accounting and revenue control functions necessary to facilitate the operation of clients' facilities. We also provide a range of ancillary services such as airport shuttle operations, valet services, taxi and livery dispatch services and municipal meter revenue collection and enforcement services.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and Variable Interest Entities ("VIEs") in which the Company is the primary beneficiary. All significant intercompany profits, transactions and balances have been eliminated in consolidation.

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

Reclassifications

        Certain reclassifications, having no effect on the consolidated balance sheet, consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of equity, consolidated statements of cash flows or earnings per share have been made to the previously issued notes to consolidated financial statements to conform to the current period's presentation. Specifically, prior year deferred tax assets and liabilities related to favorable and unfavorable acquired lease contracts were reclassified to conform to the Company's presentation of deferred tax assets and liabilities in the current period as presented in Note 13. Income Taxes.

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

Cash and Cash Equivalents

        Cash equivalents represent funds temporarily invested in money market instruments with maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value. Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements was $465 and $1,001 as of December 31, 2014 and 2013, respectively, and are included within Cash and Cash Equivalents within the Consolidated Balance Sheet.

Allowance for Doubtful Accounts

        Accounts receivable, net of the allowance for doubtful accounts, represents the Company's estimate of the amount that ultimately will be realized in cash. Management reviews the adequacy of its allowance for doubtful accounts on an ongoing basis, using historical collection trends, aging of receivables, and a review of specific accounts, and makes adjustments in the allowance as necessary. Changes in economic conditions or other circumstances could have an impact on the collection of existing receivable balances or future allowance considerations. As of December 31, 2014 and 2013, the Company's allowance for doubtful accounts was $952 and $695, respectively.

Leasehold Improvements, Equipment, Land and Construction in Progress, net

        Leasehold improvements, equipment, software, vehicles, and other fixed assets are stated at cost less accumulated depreciation and amortization. Equipment is depreciated on the straight-line basis over the estimated useful lives ranging from 2 to 10 years. Expenditures for major renewals and improvements that extend the useful life of property and equipment are capitalized. Leasehold improvements are amortized on the straight-line basis over the terms of the respective leases or the service lives of the improvements, whichever is shorter (weighted average of approximately 8.3 years).

        Certain costs associated with directly obtaining, developing or upgrading internal-use software are capitalized and amortized over the estimated useful life of software.

Cost of Contracts

        Cost of contracts represents the cost of obtaining contractual rights associated with providing parking services at a managed or leased facility. Cost of parking contracts are amortized over the estimated life of the contracts, including anticipated renewals and terminations. Estimated lives are based on the contract life or anticipated lives that are consistent with underlying valuation analysis used in determining the fair value as of the date the contract is acquired.

Goodwill and Other Intangibles

        Goodwill represents the excess of purchase price paid over the fair value of net assets acquired. In accordance with the Financial Accounting Standards Board's ("FASB") authoritative accounting guidance on goodwill, the Company does not amortize goodwill but rather evaluates it for impairment on an annual basis, or more often if events or circumstances change that could cause goodwill to become impaired. The Company has elected to assess the impairment of goodwill annually on the first day of its fiscal fourth quarter, or at an interim date if there is an event or change in circumstances indicate the carrying value may not be recoverable. Factors that could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the use of acquired assets or its business strategy, and significant negative industry or economic trends.

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

        In conducting its goodwill impairment quantitative assessment, the Company analyzed actual and projected growth trends of the reporting units, gross margin, operating expenses and EBITDA (which also includes forecasted five-year income statement and working capital projections, a market-based weighted average cost of capital and terminal values after five years). The Company also assesses critical areas that may impact its business including economic conditions, market related exposures, competition, changes in product offerings and changes in key personnel. As part of the 2014 and 2013 goodwill assessments, the Company engaged a third-party to evaluate its reporting unit's fair values.

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

Long-Lived Assets

        The Company evaluates long-lived asset groups whenever events or circumstances indicate that the carrying value of an asset or asset group may not be recoverable. Events or circumstances that would result in an impairment review primarily include a significant change in the use of an asset, or the planned sale or disposal of an asset. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset group. If it is determined to be impaired, the impairment recognized is measured by the amount by which the carrying value of the asset exceeds its fair value. The Company's estimates of future cash flows from such assets could be impacted if it underperforms relative to historical or projected future operating results.

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

Debt Issuance Costs

        The costs of obtaining financing are capitalized and amortized as interest expense over the term of the respective financing using the effective interest method. Debt issuance costs of $2,635 and $3,890 at December 31, 2014 and 2013, respectively, are included in Other assets, net within the Consolidated Balance Sheets and are reflected net of accumulated amortization of $7,333 and $6,078 respectively. Amortization expense related to debt issuance costs and included in Interest expense was $1,315, $1,484 and $1,211 for the years ended December 31, 2014, 2013 and 2012, respectively.

Financial Instruments

        The carrying values of cash, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these financial instruments. Book overdrafts of $30,782 and $29,310 are included within Accounts payable within the Consolidated Balance Sheets as of December 31, 2014, and 2013, respectively. Long-term debt has a carrying value that approximates fair value because these instruments bear interest at variable market rates.

Insurance Reserves

        The Company purchases comprehensive casualty insurance covering certain claims that arise in connection with its operations. In addition, the Company purchases umbrella/excess liability coverage. Under our various liability and workers' compensation insurance policies, we are obligated to pay directly or reimburse the insurance carrier for the first $500 of each loss covered by our general/garage liability or automobile liability policies and $250 for each loss covered by our workers' compensation and garagekeepers legal liability policies. As a result, the Company is, in effect, self-insured for all claims up to these levels. The Company applies the provisions as defined in the guidance related to accounting for contingencies, in determining the timing and amount of expense recognition associated with claims against the Company. The expense recognition is based upon the Company's determination of an unfavorable outcome of a claim being deemed as probable and capable of being reasonably estimated, as defined in the guidance related to accounting for contingencies. This determination requires the use of judgment in both the estimation of probability and the amount to be recognized as an expense. The Company utilizes historical claims experience along with regular input from third party insurance advisors in determining the required level of insurance reserves. Future information regarding historical loss experience may require changes to the level of insurance reserves and could result in increased expense recognition in the future.

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

        Certain lease contracts acquired in the Central Merger include provisions allocating to the Company responsibility for the cost of certain structural and other repairs required to be made to the leased property, including improvement and repair costs arising as a result of ordinary wear and tear. During the year ended December 31, 2014, we recorded $1,303, of costs (net of expected recovery of 80% of the total cost through the applicable indemnity discussed further below and in 2. Acquisitions) in Cost of Parking Services-Leases within the Consolidated Statement of Income for structural and other repair costs related to certain lease contracts acquired in the Central Merger, whereby the Company has expensed repair costs for certain leases and have engaged a third-party general contractor to complete certain structural and other repair projects. The Company expects to incur substantial additional costs for certain structural and other repair costs pursuant to the contractual requirements of certain lease contracts acquired in the Central Merger ("Structural and Repair Costs"). Based on information available at this time, the Company currently estimates the additional Structural and Repair Costs to be between $7,000 and $22,000; however, the Company continues to assess and determine the full extent of the required repairs and estimated costs associated with the lease contracts acquired in the Central Merger. The Company currently expects to recover 80% of the Structural and Repair Costs incurred prior to October 1, 2015 through the applicable indemnity discussed further in 2. Acquisitions. While the Company is unable to estimate with certainty when such costs will be incurred, it is expected that all or a substantial majority of these costs will be incurred in early- to mid-calendar year 2015 and prior to October 1, 2015.

Interest Rate Swaps

        In October 2012, the Company entered into Interest Rate Swap transactions (collectively, the "Interest Rate Swaps") with each of JPMorgan Chase Bank, N.A. ("JPMorgan Chase Bank"), Bank of America, N.A. ("Bank of America") and PNC Bank, N.A. in an initial aggregate Notional Amount of $150,000 (the "Notional Amount"). The Interest Rate Swaps have a termination date of September 30, 2017. The Interest Rate Swaps effectively fix the interest rate on an amount of variable interest rate borrowings under the Credit Agreement ("the Credit Agreement"), originally equal to the Notional Amount at 0.7525% per annum plus the applicable margin rate for LIBOR loans under the Credit Agreement determined based upon the Company's consolidated total debt to EBITDA ratio. The Notional Amount is subject to scheduled quarterly amortization that coincides with quarterly prepayments of principal under the Credit Agreement. These Interest Rate Swaps are classified as cash flow hedges, and the Company calculates the effectiveness of the hedge on a monthly basis. The ineffective portion of the cash flow hedge is recognized in earnings within interest expense. As of December 31, 2014, no ineffective portion of cash flow hedges has been recognized in interest expense.

        The Company does not enter into derivative instruments for any purpose other than cash flow hedging purposes.

Parking Services Revenue

        The Company's revenues are primarily derived from leased locations, managed properties and the providing of ancillary services, such as accounting, payments received for exercising termination rights, consulting development fees, gains on sales of contracts, insurance (general, workers' compensation and health care) and other value-added services. In accordance with the guidance related to revenue recognition, revenue is recognized when persuasive evidence of an arrangement exists, the fees are fixed or determinable, collectability is reasonably assured and as services are provided. The Company recognizes gross receipts (net of taxes collected from customers) as revenue from leased locations, and management fees for parking services, as the related services are provided. Ancillary services are earned from management contract properties and are recognized as revenue as those services are provided.

Cost of Parking Services

        The Company recognizes costs for leases, non-reimbursed costs from managed facilities and reimbursed expense as cost of parking services. Cost of parking services consists primarily of rent and payroll related costs.

Reimbursed Management Contract Revenue and Expense

        The Company recognizes as both revenues and expenses, in equal amounts, costs incurred by the Company that are directly reimbursed from its management clients. The Company has determined it is the principal in these transactions, as defined in Accounting Standard Codification (ASC) 605-45 Principal Agent Considerations, based on the indicators of gross revenue reporting. As the principal, the Company is the primary obligor in the arrangement, has latitude in establishing price, discretion in supplier selection, and the Company assumes credit risk.

Advertising Costs

        Advertising costs are expensed as incurred and are included in general and administrative expenses. Advertising expenses aggregated $1,318, $971 and $796 for 2014, 2013 and 2012, respectively.

Stock-Based Compensation

        Share based payments to employees including grants of employee stock options, restricted stock units and performance-based stock units are measured at the grant date, based on the estimated fair value of the award, and the related expense is recognized over the requisite employee service period or performance period (generally the vesting period) for awards expected to vest (considering estimated forfeitures).

Equity Investment in Unconsolidated Entities

        The Company has ownership interests in forty six partnerships, joint ventures or similar arrangements which operate parking facilities, of which twenty-nine are VIEs and seventeen are voting interest model entities where the Company's ownership interests range from 30-50 percent and for which there are no indicators of control. The Company accounts for such investments under the equity method of accounting, and its underlying share of each investee's equity is included in Equity Investment in Unconsolidated Entities within the Consolidated Financial Statements of Financial Position. As the operations of these entities are consistent with the Company's underlying core business operations, the equity in earnings of these investments are included in Revenue within the Consolidated Financial Statements of Income. The equity earnings in these related investments was $1,945, $2,115 and $1,014 for the year ended December 31, 2014, 2013 and 2012, respectively.

        In October 2014, the Company entered into an agreement to establish a joint venture with Parkmobile USA, Inc. ("Parkmobile USA") and contributed all of the assets and liabilities of its proprietary Click and Park parking prepayment business in exchange for a 30 percent interest in the newly formed legal entity called Parkmobile, LLC ("Parkmobile"). The joint venture of Parkmobile will provide on-demand and prepaid transaction processing for on-and off-street parking and transportation services. The contribution of the Click and Park business in the joint venture resulted in a loss of control of the business, and therefore it was deconsolidated from the Company's financial statements. The Company accounts for its investment in the joint venture with Parkmobile using the equity method of accounting. As a result of the deconsolidation, the Company recognized a pre-tax gain of $4,161, which was measured as the fair value of the consideration received in the form of a 30 percent interest in Parkmobile less the carrying amount of the former business' net assets, including goodwill. The pre-tax gain is reflected in Gain on Contribution of a Business to an Unconsolidated Entity within the Consolidated Statement of Income. The fair value of the investment in the joint venture with Parkmobile was determined using an income approach. The income approach required several assumptions including projected cash flows discounted using a rate approximating the cost of capital of the joint venture and is classified within level 3 of the fair value hierarchy. The equity earnings in the Parkmobile joint venture is included in Equity Investments in Unconsolidated Entities within the Consolidated Statements of Income.

Non-Controlling Interests

        Noncontrolling interests represent the noncontrolling holders' percentage share of income or losses from the subsidiaries in which the Company holds a majority, but less than 100 percent, ownership interest and the results of which are consolidated and included within in our consolidated financial statements.

Income Taxes

        Income tax expense involves management judgment as to the ultimate resolution of any tax issues. Historically, our assessments of the ultimate resolution of tax issues have been reasonably accurate. The current open issues are not dissimilar from historical items.

        Deferred income taxes are computed using the asset and liability method, such that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial reporting amounts and the tax bases of existing assets and liabilities based on currently enacted tax laws and tax rates in effect for the periods in which these temporary differences are expected to reverse or settled. Income tax expense is the tax payable for the period plus the change during the period in deferred income taxes. We have certain state net operating loss carry forwards which expire in 2028. Our ability to fully utilize these net operating losses to offset state taxable income is limited due to the change in ownership resulting from the initial public offering of our stock in 2004 (Internal Revenue Code, Section 382). We consider a number of factors in our assessment of the recoverability of our net operating loss carryforwards including their expiration dates, the limitations imposed due to the change in ownership as well as future projections of income. Future changes in our operating performance along with these considerations may significantly impact the amount of net operating losses ultimately recovered, and our assessment of their recoverability.

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

Recent Accounting Pronouncements

Adopted Accounting Pronouncements

        In December 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-11, Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities. This update requires additional disclosures about offsetting and related arrangements on assets and liabilities to enable users of financial statements to understand the effect of such arrangements on an entity's financial position as reported. This amendment is effective for fiscal 2014 and retrospective application is required. The adoption of this guidance on January 1, 2014 did not have an impact to the Company's financial position, results of operations or cash flows or financial statement disclosures.

        In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists to eliminate diversity in practice. Under this ASU, an unrecognized tax benefit, or a portion of an unrecognized tax benefit that exists at the reporting date, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if certain criteria are met. This amendment is effective for fiscal years and interim periods within those years beginning after December 15, 2013. The adoption of this guidance on January 1, 2014 did not have an impact to the Company's financial position, results of operations or cash flows or financial statement disclosures.

Accounting Pronouncements to be Adopted

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The amendments in ASU No. 2014-09 create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry specific revenue recognition guidance. In addition, the amendments supersede the cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contract, and create a new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The amendments are effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2016. Early adoption is not permitted. The Company is currently assessing the impact on the Company's financial position, results of operations, cash flows and financial statement disclosures.

        In June 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation—Stock Compensation (Topic 718), Accounting for Share Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation—Stock Compensation. As a result, the target is not reflected in the estimation of the award's grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted. The Company is currently assessing the impact on the Company's financial position, results of operations, cash flows and financial statement disclosures.

2. Acquisitions

        On October 2, 2012 ("Closing Date"), the Company completed its acquisition (the "Central Merger" or "Merger") of 100% of the outstanding common shares of KCPC Holdings, Inc., which was the ultimate parent of Central Parking Corporation (collectively, "Central") for 6,161,332 shares of Company common stock and the assumption of approximately $217,675 of Central's debt, net of cash acquired. Additionally, Central's former stockholders will be entitled to receive cash consideration of $27,000 to be paid three years after closing, to the extent the $27,000 is not used to satisfy seller indemnity obligations pursuant to the Agreement and Plan of Merger dated February 28, 2012.

        Pursuant to the Central Merger agreement, the Company is entitled to indemnification from Central's former stockholders (i) if and to the extent Central's combined net debt and the absolute value of Central's working capital (as determined in accordance with the Merger Agreement) (the "Net Debt Working Capital") exceeded $285,000 as of September 30, 2012 and (ii) for certain defined adverse consequences as set forth in the Merger Agreement (including with respect to Repair Costs). Pursuant to the Merger Agreement, Central's former stockholders are required to satisfy certain indemnity obligations, which are capped at the $27,000 cash consideration (the "Capped Items") only through a reduction of the $27,000 cash consideration. For certain other indemnity obligations set forth in the Merger Agreement which are not capped at the $27,000 cash consideration (the "Uncapped Items"), including the Net Debt Working Capital indemnity obligations described above, Central's former stockholders may satisfy any amount payable pursuant to such indemnity obligations as follows (provided that the Company reserves the right to reject the cash and stock alternatives available to the Company and choose to reduce the $27,000 cash consideration):

  •
  Central's former stockholders can elect to pay such amount with cash;

  •
  Central's former stockholders can elect to pay such amount with the Company's common stock (valued at $23.64 per share, the market value as of the closing date of the Merger Agreement); or

  •
  Central's former stockholders can elect to reduce the $27,000 cash consideration by such amount, subject to the condition that the cash consideration remains at least $17,000 to cover Capped Items.

        The Company has determined and concluded that the Net Debt Working Capital was $296,652 as of September 30, 2012 and that, accordingly, the Net Debt Working Capital exceeded the threshold by $11,652. In addition, the Company has determined that it currently has indemnity claims for certain defined adverse consequences (including indemnity claims with respect to Structural and Repair Costs incurred through December 31, 2014), which would reduce the cash consideration payable in three years from the acquisition date by $14,541. In addition, the Company expects to have additional indemnity claims in the future as new matters arise and there could be additional adjustments to the Net Debt Working Capital. The Company has periodically given Central's former stockholders notice regarding indemnification matters since the closing date of the Merger and has made adjustments for known matters, although Central's former stockholders have not agreed to such adjustments nor made any elections with respect to using cash or stock as the payment of any Uncapped Items. Furthermore, following the Company's notices of indemnification matters, the representative of Central's former stockholders has indicated that they may make additional inquiries and potentially raise issues with respect to the Company's indemnification claims (including, specifically, as to the Company's Net Debt Working Capital calculation and as to Structural and Repair Costs) and that they may assert various claims of their own relating to the Merger Agreement. Under the Merger Agreement, all post-closing claims and disputes, including as to indemnification matters, are ultimately subject to resolution through binding arbitration or, in the case of a dispute as to the calculation of Net Debt Working Capital, resolution by an independent public accounting firm. The Company intends to pursue these dispute resolution processes, as applicable, in a timely manner, although the Company's pursuit of these processes may be delayed by actions taken by representatives of Central's former stockholders.

        In determining the excess over the threshold of Net Debt Working Capital as of September 30, 2012 of $11,652 and the indemnity claims for certain defined adverse consequences of $14,541, the Company has evaluated the nature of the costs and related indemnity claims and has concluded that it is probable that such indemnified claims will sustain any challenge from Central's former stockholders and recoverability of these indemnified claims are reasonably assured. As previously discussed in Significant Accounting Policies and Practices, certain lease contracts acquired in the Central Merger include provisions allocating to the Company responsibility for all or a defined portion of the costs of certain structural and other repair costs required on the property, including improvement and repair costs arising as a result of ordinary wear and tear. As the Company incurs additional Structural and Repair Costs, that meet the requirements of the indemnification provisions established in the Merger Agreement, the Company will seek indemnification for a significant portion, generally 80%, of these costs pursuant to the Merger Agreement and reduce the cash consideration payable in three years from the acquisition date by such amounts.

        The following table sets forth the adjustments to the cash consideration payable by the Company to the former stockholders of Central, based upon the foregoing determinations:

Cash consideration payable in three years from the acquisition date, pursuant to the Merger Agreement and prior to Central Net Debt Working Capital and indemnification of certain defined adverse consequences, net		$27,000
Net Debt Working Capital at September 30, 2012 as defined in the Merger Agreement	(296,652)
Threshold of Net Debt Working Capital, pursuant to the Merger Agreement	285,000

Excess over the threshold of Net Debt Working Capital		(11,652)
Indemnification of certain defined adverse consequences, net		(14,541)

Settled cash consideration liability as of December 31, 2014 (included within Accrued Expenses within the Consolidated Balance Sheet)		$807

        The Central Merger has been accounted for using the acquisition method of accounting (in accordance with the provisions of Accounting Standards Codification ("ASC") 805, Business Combinations), which requires, among other things, that most assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The purchase price has been allocated based on the estimated fair value of net assets acquired and liabilities assumed at the date of the acquisition. The Company finalized the purchase price allocation during the third quarter of 2013.

        The Company incurred certain acquisition and integration costs associated with the transaction that were expensed as incurred and are reflected in the Consolidated Statements of Income. The Company recognized $8,541, $10,918 and $28,036 of these costs in its Consolidated Statement of Income for the years ended December 31, 2014, 2013 and 2012, respectively, in general and administrative Expenses.

3. Net Income Per Common Share

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

        A reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding is as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands except for share and per share data)
Net income attributable to SP Plus Corporation	$23,098	$12,089	$1,340

Basic weighted average common shares outstanding	22,009,800	21,902,870	17,179,606
Dilutive impact of share-based awards	397,543	346,714	310,598

Diluted weighted average common shares outstanding	22,407,343	22,249,584	17,490,204

Net income per common share:
Basic	$1.05	$0.55	$0.08
Diluted	$1.03	$0.54	$0.08

        For the year ended December 31, 2014 performance-based stock units were excluded in the computation of weighted average diluted common share outstanding because the number of shares ultimately issuable is contingent on the Company's performance goals, which were not achieved as of the reporting date. There was no performance-based incentive program in place during 2013 and 2012.

        There are no additional securities that could dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share, other than those disclosed.

4. Stock-Based Compensation

        The Company measures stock-based compensation expense at the grant date, based on the estimated fair value of the award, and the expense is recognized over the requisite employee service period or performance period (generally the vesting period) for awards expected to vest (considering estimated forfeitures).

        The Company has an amended and restated long-term incentive plan (the "Plan") that was adopted in conjunction with its initial public offering in 2004. On February 27, 2008, the Board of Directors approved an amendment to the Plan, subject to stockholder approval, that increased the maximum number of shares of common stock available for awards under the Plan from 2,000,000 to 2,175,000 and extended the Plan's termination date. Company stockholders approved this Plan amendment on April 22, 2008, and the Plan now terminates twenty years from the date of such approval, or April 22, 2028. On March 13, 2013, the Board approved an amendment to the Plan, subject to stockholder approval, that increased the number of shares of common stock available for awards under the Plan from 2,175,000 to 2,975,000. Company stockholders approved this Plan amendment on April 24, 2013. Forfeited and expired options under the Plan become generally available for reissuance. Our stockholders approved this Plan amendment on April 24, 2013. At December 31, 2014, 500,202 shares remained available for award under the Plan.

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

        There were no options granted during the years ended December 31, 2014, 2013 and 2012. The Company recognized no stock-based compensation expense related to stock options for the years ended December 31, 2014, 2013 and 2012 as all options previously granted are fully vested.

        On April 22, 2014, the Company authorized vested stock grants to certain directors totaling 19,336 shares. The total value of the grant was $492, which was fully expensed at the grant date, and is included in General and administrative expenses within the consolidated statements of income.

        On April 24, 2013, the Company authorized vested stock grants to certain directors totaling 21,949 shares. The total value of the grant was $465, which was fully expensed at the grant date, and is included in General and administrative expenses within the consolidated statements of income.

        On April 25, 2012, the Company authorized vested stock grants to certain directors totaling 12,995 shares. The total value of the grant, based on the fair value of the stock on the grant date, was $245, which was fully expensed at the grant date and is included in General and administrative expenses within the consolidated statements of income.

        The Company recognized $492, $465 and $245 of stock based compensation expense for the years ended December 31, 2014, 2013 and 2012, respectively, which are included in General and administrative expense within the consolidated statements of income. As of December 31, 2014, there was no unrecognized compensation costs related to unvested options.

        A summary of the status of the stock option plans as of December 31, 2014, and changes during the year ended December 31, 2014, 2013 and 2012, are presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	88,124	$6.44
Granted	—	n/a
Exercised	(81,023)	6.49
Expired	—	n/a

Outstanding at December 31, 2012	7,101	$5.75
Granted	—	n/a
Exercised	—	n/a
Expired	—	n/a

Outstanding at December 31, 2013	7,101	$5.75
Granted	—	n/a
Exercised	—	n/a
Expired	—	n/a

Vested and Exercisable at December 31, 2014	7,101	$5.75	—	$138

        The total intrinsic value of options exercised during the year ended December 31, 2012 was $1,025. There were no nonvested options as of December 31, 2014, 2013 and 2012.

Restricted Stock Units

        During the year ended December 31, 2014, the Company authorized certain one-time grants of 31,099 restricted stock units to certain executives that vest five years from date of issuance. The restricted stock unit agreements are designed to reward performance over a five-year period.

        During the year ended December 31, 2013, the Company authorized a one-time grant of 68,044 restricted stock units to executives that joined the Company in connection with the Central Merger. These restricted stock units vest on December 3, 2018. The restricted stock unit agreements are designed to reward performance over a five-year period. Additionally, the Company authorized a one-time grant of 4,247 restricted stock units to an executive which vest in June 2016.

        During the year ended December 31, 2012, the Company's Board of Directors authorized a one-time grant of 191,895 restricted stock units that were awarded to the senior management team. The restricted stock units vest in one-third installments on each of the first, second and third anniversaries of the Grant Date. The restricted stock unit agreements are designed to reward performance over a three-year period. Additionally in October 2012, as part of employment agreements, 30,529 restricted stock units were awarded and shall become vested on the third anniversary of the Grant Date.

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

        A summary of the status of the restricted stock units as of December 31, 2014, and changes during the year ended December 31, 2014, 2013 and 2012, are presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2011	669,000	$18.27
Issued	222,425	23.19
Vested	(154,800)	18.25
Forfeited	(13,200)	18.25

Nonvested at December 31, 2012	723,425	$19.78
Issued	72,291	20.40
Vested	(90,965)	21.84
Forfeited	—	n/a

Nonvested at December 31, 2013	704,751	$20.00
Issued	31,099	22.20
Vested	(145,421)	22.41
Forfeited	(34,729)	23.88

Nonvested at December 31, 2014	555,700	$19.57

        The Company recognized $2,426, $3,762 and $1,858 of stock based compensation expense related to the restricted stock units for the year ended December 31, 2014, 2013 and 2012, respectively, which is included in General and administrative expense. As of December 2014, there was $4,408 of unrecognized stock-based compensation costs within the consolidated statement of income, net of estimated forfeitures, related to the restricted stock units that are expected to be recognized over a weighted average period of approximately 4.0 years. As of December 31, 2013, there was $7,289 of unrecognized stock-based compensation cost, net of estimated forfeitures, related to the restricted stock units that are expected to be recognized over a weighted average period of approximately 4.0 years. As of December 31, 2012, there was $9,065 of unrecognized stock-based compensation costs, net of estimated forfeitures, related to the restricted stock units that are expected to be recognized over a weighted average period of approximately 4.0 years.

Performance Stock Units

        In September 2014, the Board of Directors authorized a performance-based incentive program under the Company's Long-Term Incentive Plan ("2014 Performance-Based Incentive Program"). The objective of the performance-based incentive program is to link compensation to business performance, encourage ownership of Company stock, retain executive talent, and reward executive performance. The 2014 Performance-Based Incentive Program provides participating executives with the opportunity to earn vested common stock if certain performance targets for pre-tax free cash flow are achieved over the cumulative three year period of 2014 through 2016 and recipients satisfy service-based vesting requirements. The stock-based compensation expense associated with unvested performance-based incentives are recognized on a straight-line basis over the shorter of the vesting period or minimum service period and dependent upon the probable outcome of the number of shares that will ultimately be issued based on the achievement of pre-tax free cash flow over the cumulative three year period of 2014 through 2016.

        On September 30, 2014, certain participating executives became vested in the 2014 Performance-Based Incentive Program shares based on retirement eligibility and as a result $186 of stock-based compensation related to 9,687 shares were recognized in general and administrative expenses, and which continue to be subject to achieving cumulative pre-tax free cash flow over the three year period of 2014 through 2016.

        A summary of the status of the performance stock units as of December 31, 2014, and changes during the year ended December 31, 2014 are presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2013	—	n/a
Issued	89,117	18.96
Vested	(9,687)	18.96
Forfeited	—	n/a

Nonvested at December 31, 2014	79,430	$18.96

        The Company recognized a cumulative $349 of stock-based compensation expense related to the 2014 Performance-Based Incentive Program, which includes expense of awards to fully vested retirement eligible executives for the year ended December 31, 2014 and is included in General and administrative expenses within the consolidated statement of income. During the year ended December 31, 2014, no performance-based shares were forfeited. There was no such program in place during 2013 and 2012. Future compensation expense for currently outstanding awards under the 2014 Performance Based Incentive Program could reach a maximum of $3,032. Stock-based compensation for the 2014 Performance-Based Incentive Program is expected to be recognized over a weighted average period of 2.0 years.

5. Leasehold Improvements, Equipment, Land and Construction in Progress, net

        Leasehold improvements, equipment, and construction in progress and related accumulated depreciation and amortization is as follows:

		December 31
	Ranges of Estimated Useful Life	2014	2013
Equipment	2 - 5 Years	33,576	$30,563
Software	3 - 10 Years	24,104	19,063
Vehicles	4 Years	8,585	8,075
Other	10 Years	311	282
Leasehold improvements	Shorter of lease term or economic life up to 10 years	20,420	18,642
Construction in progress		2,098	5,212

		89,094	81,837
Less accumulated depreciation and amortization		(47,560)	(38,202)

		41,534	43,635
Land		1,250	1,250

Leasehold improvements, equipment, land and construction in progress, net		$42,784	$44,885

        Asset additions are recorded at cost, which includes interest on significant projects. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated useful lives or over the terms of the respective leases, whichever is shorter, and depreciated principally on the straight-line basis. The costs and accumulated depreciation of assets sold or disposed of are removed from the accounts and the resulting gain or loss is reflected in earnings. Plant and equipment are reviewed for impairment when conditions indicate an impairment or future impairment; the assets are either written down or the useful life is adjusted to the remaining period of estimated useful life.

        Depreciation expense was $12,020, $10,403 and $6,672 in 2014, 2013 and 2012, respectively. Depreciation includes gain on sale of assets, net of loss on sale and abandonments of leasehold improvements and equipment, of $329 for the year ended December 31, 2014. For the years ended December 31, 2013 and 2012, depreciation includes net loss on sale and abandonments of leasehold improvements and equipment of $1,614 and $80, respectively. During the year ended December 31, 2013, we sold our equity interest in land for $2,322 and recognized a gain on sale of $1,191.

6. Cost of Contracts, net

        Cost of contracts, net is comprised of the following:

	December 31,
	2014	2013
Cost of contracts	$28,276	$25,607
Accumulated amortization	(17,795)	(14,845)

Cost of contracts, net	$10,481	$10,762

        The expected future amortization of cost of contracts is as follows:

Cost of Contract
2015	$2,478
2016	2,329
2017	2,126
2018	1,750
2019	1,108
2020 and Thereafter	690

Total	$10,481

        Amortization expense related to cost of contracts was $3,205, $2,788 and $3,142 for the years ended December 31, 2014, 2013 and 2012, respectively. The weighted average useful life was 9.5 years, 9.6 years and 9.5 years as of December 31, 2014, 2013 and 2012, respectively.

7. Other Intangible Assets, Net

        The following presents a summary of other intangible assets:

		December 31,
		2014			2013
	Weighted Average Life (in Years)	Acquired Intangible Assets, Gross(1)	Accumulated Amortization	Acquired Intangible Assets, Net	Acquired Intangible Assets, Gross(1)	Accumulated Amortization	Acquired Intangible Assets, Net
Covenant not to compete	3.5	$933	$(879)	$54	$933	$(831)	$102
Trade names and trademarks	4.4	9,770	(5,487)	4,283	9,770	(3,168)	6,652
Proprietary know how	9.9	34,650	(17,358)	17,292	34,650	(9,737)	24,913
Management contract rights	16.2	81,000	(11,601)	69,399	81,000	(6,445)	74,555

Acquired intangible assets, net(2)	13.5	$126,353	$(35,325)	$91,028	$126,353	$(20,181)	$106,222

(1)
Excludes the original cost and accumulated amortization on fully amortized intangible assets.

(2)
Intangible assets have estimated useful lives between one and 19 years.

        Amortization expense related to intangible assets included in depreciation and amortization was $15,172, $16,812 and $4,024 for the years ended December 31, 2014, 2013 and 2012, respectively.

        The expected future amortization of intangible assets as of December 31, 2014 is as follows:

Intangible asset amortization
2015	$15,132
2016	14,564
2017	7,190
2018	5,301
2019	5,222
2020 and Thereafter	43,619

Total	$91,028

8. Favorable and Unfavorable Acquired Lease Contracts

        Favorable and unfavorable lease contracts represent the acquired fair value of lease contracts in connection with the Central Merger. Favorable and unfavorable acquired lease contracts are being amortized over the contract term, including anticipated renewals and terminations.

        The following presents a summary of favorable and unfavorable lease contracts:

	Favorable		(Unfavorable)
	December 31,		December 31,
	2014	2013	2014	2013
Acquired fair value of lease contracts	$76,955	$77,621	$(90,113)	$(92,093)
Accumulated (amortization) accretion	(28,687)	(17,587)	28,763	17,963

Total acquired fair value of lease contracts, net	$48,268	$60,034	$(61,350)	$(74,130)

        Amortization for lease contracts, net of unfavorable lease contracts was $1,016, $4,298 and $609 for the years ended December 31, 2014, 2013 and 2012, respectively, and is recognized as a reduction to Cost of parking services-Lease contract within the consolidated statements of income. For the year ended December 31, 2014, the weighted average useful life for favorable and unfavorable acquired lease contracts was 10.8 years and 9.8 years, respectively. For the year ended December 31, 2013, the weighted average useful life for favorable and unfavorable acquired lease contracts was 10.1 years and 8.9 years, respectively. For the years ended December 31, 2012, the weighted average useful life for favorable and unfavorable acquired lease contracts was 10.0 years and 7.0 years, respectively.

        The expected future amortization (accretion) of lease contract rights is as follows:

	Favorable	(Unfavorable)	Favorable (Unfavorable) Net
2015	$9,649	$(10,893)	$(1,244)
2016	8,560	(10,156)	(1,596)
2017	6,506	(9,004)	(2,498)
2018	4,059	(7,322)	(3,263)
2019	3,633	(4,808)	(1,175)
2020 and Thereafter	15,861	(19,167)	(3,306)

Total	$48,268	$(61,350)	$(13,082)

9. Goodwill

        The amounts for goodwill and changes to carrying value by operating segment are as follows:

	Region One	Region Two	Region Three	Region Four	Region Five	Total
Balance as of December 31, 2012	$193,758	$32,245	$66,181	$62,621	$84,681	$439,486
Contingent payments for businesses acquired	342	—	—	—	—	342
Foreign currency translation	—	—	(325)	—	—	(325)

Balance as of December 31, 2013	$194,100	$32,245	$65,856	$62,621	$84,681	$439,503
Goodwill acquired	—	—	—	203	—	203
Contingent payments for businesses acquired	6	—	—	—	—	6
Foreign currency translation	—	—	(468)	—	—	(468)
Disposals	(2,572)	(1,144)	(2,268)	(160)	(212)	(6,356)

Balance as of December 31, 2014	$191,534	$31,101	$63,120	$62,664	$84,469	$432,888

        On October 31, 2014, the Company contributed all of the assets and liabilities of its proprietary Click and Park parking prepayment business in exchange for a 30 percent interest in the newly formed legal entity called Parkmobile, LLC. The contribution of the Click and Park business to the joint venture resulted in a loss of control of the subsidiary and therefore it was deconsolidated from the Company's financial statements. As a result of the deconsolidation, the Company was required to allocate $6,356 of goodwill to the net carrying amount of the subsidiary's net assets contributed to the Parkmobile joint venture. The pro-rata allocation on the disposal of goodwill at the reporting segment level was based on a relative fair value approach.

10. Fair Value Measurement

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

        The following table sets forth the Company's financial assets and liabilities measured at fair value on a recurring basis and the basis of measurement at December 31, 2014 and 2013:

	Fair Value at December 31, 2014			Fair Value at December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Other assets, net
Interest rate swap	—	$551	—	—	$824	—
Liabilities:
Accrued expenses
Contingent acquisition consideration	—	—	$64	—	—	$1,374
Other long term liabilities
Contingent acquisition consideration	—	—	$208	—	—	$163

        We seek to minimize our risks from interest rate fluctuations through the use of interest rate swap contracts and hedge only exposures in the ordinary course of business. Interest rate swaps are used to manage interest rate risk associated with our floating rate debt. We account for our derivative instruments at fair value provided we meet certain documentary and analytical requirements to qualify for hedge accounting treatment. Hedge accounting creates the potential for a Consolidated Statement of Operations match between the changes in fair values of derivatives and the changes in cost of the associated underlying transactions, in this case interest expense. Derivatives held by us are designated as hedges of specific exposures at inception, with an expectation that changes in the fair value will essentially offset the change in the underlying exposure. Discontinuance of hedge accounting is required whenever it is subsequently determined that an underlying transaction is not going to occur, with any gains or losses recognized in the Consolidated Statement of Operations at such time, with any subsequent changes in fair value recognized currently in earnings. Fair values of derivatives are determined based on quoted prices for similar contracts. The effective portion of the change in fair value of the interest rate swap is reported in accumulated other comprehensive income, a component of stockholders' equity, and is being recognized as an adjustment to interest expense or other (expense) income, respectively, over the same period the related expenses are recognized in earnings. Ineffectiveness would occur when changes in the market value of the hedged transactions are not completely offset by changes in the market value of the derivative and those related gains and losses on derivatives representing hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized currently in earnings when incurred. No ineffectiveness was recognized during 2014, 2013 or 2012.

        The significant inputs used to derive the fair value of the contingent acquisition consideration include financial forecasts of future operating results, the probability of reaching the forecast and the associated discount rate. The weighted average probability of the contingent acquisition consideration ranges from 25% to 32%, with a weighted average discount rate of 12%.

        The following table provides a reconciliation of the beginning and ending balances for the contingent consideration liability measured at fair value using significant unobservable inputs (Level 3):

Due to Seller
Balance at December 31, 2011	$(6,498)
Increase related to new acquisitions	—
Payment of contingent consideration	2,202
Change in fair value	972

Balance at December 31, 2012	(3,324)
Increase related to new acquisitions	—
Payment of contingent consideration	896
Change in fair value	891

Balance at December 31, 2013	(1,537)
Increase related to new acquisitions	(45)
Payment of contingent consideration	1,812
Change in fair value	(502)

Balance at December 31, 2014	$(272)

        For the year ended December 31, 2014, the Company recognized an expense of $502 in General and administrative expenses within the consolidated statement of income due to the change in fair value measurements using a level three valuation technique. For the years ended December 31, 2013 and 2012, the Company recognized a benefit of $891 and $972, respectively, in general and administrative expenses due to the change in fair value measurements using a level three valuation technique. These adjustments were the result of using revised forecasts to operating results, updates to the probability of achieving the revised forecasts and updated fair value measurements that revised the Company's contingent consideration obligations related to the purchase of these businesses.

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

Financial Instruments not Measured at Fair Value

        The following table presents the carrying amounts and estimated fair values of financial instruments not measured at fair value in the Consolidated Balance Sheet at December 31, 2014 and 2013:

	2014		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$18,196	$18,196	$23,158	$23,158
Long-term debt—
Senior Credit Facility, net of discount	(251,010)	(251,010)	(286,672)	(286,672)
Other obligations	$(2,390)	$(2,390)	$(1,994)	$(1,994)

        The carrying value of cash and cash equivalents approximates their fair value due to the short-term nature of these financial instruments and would be classified as a Level 1. The fair value of the Senior Credit Facility and Other obligations were estimated to not be materially different from the carrying amount and are generally measured using a discounted cash flow analysis based on current market interest rates for similar types of financial instruments and would be classified as a Level 2.

11. Borrowing Arrangements

        Long-term borrowings, in order of preference, consisted of the following:

		Amount Outstanding
		December 31,
	Maturity Date	2014	2013
Senior credit facility, net of discount	October 2, 2017	$251,010	$286,672
Other obligations	Various	2,390	1,994

Total debt		253,400	288,666
Less current portion		15,567	24,632

Total long-term debt		$237,833	$264,034

        Aggregate minimum principal maturities of long-term debt for the fiscal years following December 31, 2014, are as follows:

2015	$16,553
2016	15,334
2017	20,353
2018	20,127
2019	20,023
Thereafter	163,310

Total debt	255,700
Less: Current portion, including debt discount	15,567
Less: Discount on debt	2,300

Total long-term portion, including debt discount	$237,833

Senior Credit Facility

        In connection with the Merger, on the Closing Date, the Company entered into a Credit Agreement with Bank of America, N.A. ("Bank of America"), as administrative agent, Wells Fargo Bank, N.A. ("Wells Fargo Bank") and JPMorgan Chase Bank, as co-syndication agents, U.S. Bank National Association,

First Hawaiian Bank and General Electric Capital Corporation, as co-documentation agents, Merrill Lynch, Pierce, Fenner & Smith Inc., Wells Fargo Securities, LLC and J.P. Morgan Securities LLC, as joint lead arrangers and joint book managers, and the lenders party thereto (the "Lenders").

        The Senior Credit Facility matures on October 2, 2017, when all amounts outstanding will be due and payable in full. Pursuant to the terms, and subject to the conditions, of the Credit Agreement, the Lenders have made available to the Company a secured Senior Credit Facility (the "Senior Credit Facility") that permits aggregate borrowings of $450,000 consisting of (i) a revolving credit facility of up to $200,000 at any time outstanding, which includes a letter of credit facility that is limited to $100,000 at any time outstanding, and (ii) a term loan facility of $250,000.

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

        Interest rates for the term loan and revolving credit facility are determined at the Company's option, (i) at a rate per annum based on the Company's consolidated total debt to EBITDA ratio for the 12-month period ending as of the last day of the immediately preceding fiscal quarter, determined in accordance with the applicable pricing levels set forth in the Credit Agreement (the "Applicable Margin") for LIBOR loans, plus the applicable LIBOR rate or (ii) the Applicable Margin for base rate loans plus the highest of (x) the federal funds rate plus 0.5%, (y) the Bank of America prime rate and (z) a daily rate equal to the applicable LIBOR rate plus 1.0%.

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

        Each wholly owned domestic subsidiary of the Company (subject to certain exceptions set forth in the Credit Agreement) has guaranteed all existing and future indebtedness and liabilities of the other guarantors and the Company arising under the Credit Agreement. The Company's obligations under the Credit Agreement and such domestic subsidiaries' guaranty obligations are secured by substantially all of their respective assets.

        In connection with and effective upon the execution and delivery of the Credit Agreement on October 2, 2012, the Company terminated its then-existing Amended and Restated Credit Agreement (the "Former Credit Agreement"), dated as of July 15, 2008. In connection with the extinguishment of debt, $693 related to the interest rate cap was recorded in interest expense during the year ended December 31, 2012. Loss on the extinguishment of debt of $51 was recorded in interest for the year ended December 31, 2012 related to debt issuance costs. There were no termination penalties incurred by the Company in connection with the termination of the Former Credit Agreement.

        The Company is in compliance with all of its covenants as of December 31, 2014.

        The weighted average interest rate on our Senior Credit Facility was 3.2% and 3.7% for the years ended December 31, 2014 and 2013, respectively. The rate includes all outstanding LIBOR contracts, cash flow hedge effectiveness effect and letters of credit. The weighted average interest rate on outstanding borrowings, not including letters of credit, was 3.2% and 3.8%, respectively, at December 31, 2014 and December 31, 2013.

        At December 31, 2014, the Company had $81,391 of borrowing availability under the Credit Agreement, of which the Company could have borrowed $24,430 on December 31, 2014 and remained in compliance with the above described covenants as of such date. The additional borrowing availability under the Credit Agreement is limited only as of the Company's fiscal year end by the covenant restrictions described above. At December 31, 2014, the Company had $54,859 of letters of credit outstanding under the Senior Credit Facility, borrowings against the Senior Credit Facility aggregated $253,310 (excluding debt discount of $2,300).

Amended and Restated Credit Facility

        On February 20, 2015, in connection with entering into an Amended and Restated Credit Agreement described in Note 21. Subsequent Events, we terminated the Credit Agreement dated October 2, 2012. As indicated above, the Credit Agreement was to mature on October 2, 2017. Loans under the Credit Agreement could be paid before maturity in whole or in part at the Company's option without penalty or premium. As of February 20, 2015, the Company had $200,000 and $93,850 outstanding under the term loan facility and revolving term facility, respectively. The Company had $53,449 of letters of credit outstanding at the time of the termination of the Credit Agreement, of which $53,449 of letters of credit were incorporated into the Restated Secured Credit Facility.

Subordinated Convertible Debentures

        The Company acquired Subordinated Convertible Debentures ("Convertible Debentures") as a result of the acquisition of Central. The subordinated debenture holders have the right to redeem the Convertible Debentures for $19.18 cash per share upon their stated maturity (April 1, 2028) or upon acceleration or earlier repayment of the Convertible Debentures. There were no redemptions during the years ended December 31, 2014 and 2013. The approximate redemption value of the Convertible Debentures outstanding at December 31, 2014 and December 31, 2013 is $1,236 and $1,254.

12. Leases and Contingencies

        The Company operates parking facilities under operating leases expiring on various dates. Certain of the leases contain options to renew at the Company's discretion. Total future annual rent expense is not determinable as a portion of such future rent is contingent based on revenues of the parking facilities.

        At December 31, 2014, the Company's minimum rental commitments, excluding contingent rent provisions and sublease income under all non-cancellable operating leases, are as follows:

2015	$182,457
2016	134,903
2017	110,774
2018	82,119
2019	64,693
2020 and thereafter	218,887

$793,832

(1)
$41,828 is included in 2015's minimum commitments for leases that expire in less than one year.

        Rent expense, including contingent rents, was $330,823, $326,814 and $173,502 in 2014, 2013 and 2012, respectively. Contingent rent expense was $139,743, $133,877and $79,552 in 2014, 2013 and 2012, respectively. Contingent rent expense consists primarily of percentage rent payments, which will cease at various times as certain leases expire. Future sublease income under all non-cancellable operating leases was $26,663 as of December 31, 2014.

        The Company accrued contingent payment obligations outstanding under the previous business combination accounting pronouncement of $254 (on an undiscounted basis), as of December 31, 2013. Such contingent payments have been accounted for as additional purchase price as all performance criteria have been achieved for the respective year. All contingent payment obligations under the previous business combination accounting pronouncement have been satisfied as of December 31, 2014. Additionally. The Company has recorded a contingency obligation for acquisitions subsequent to the adoption of the most recent guidance on business combinations, in the amount of $272 and $1,537, as of December 31, 2014 and 2013, respectively.

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

13. Income Taxes

        For financial reporting purposes, income before taxes includes the following components:

	2014	2013	2012
United States	$23,544	$21,365	$(1,468)
Foreign	2,392	2,221	222

Total	$25,936	$23,586	$(1,246)

        The components of income tax expense (benefit) for the years ended December 31, 2014, 2013 and 2012 were as follows:

	2014	2013	2012
Current provision:
U.S. federal	$9,529	$3,183	$748
Foreign	801	734	233
State	1,622	2,163	(11,832)

Total current	11,952	6,080	(10,851)
Deferred provision:
U.S. federal	(1,534)	2,301	6,069
Foreign	77	(91)	(11)
State	(10,692)	531	1,173

Total deferred	(12,149)	2,741	7,231

Income tax expense (benefit)	$(197)	$8,821	$(3,620)

        Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities as of December 31, 2014 and 2013 are as follows:

	2014	2013
Deferred tax assets:
Net operating loss carry forwards	$22,028	$21,621
Accrued expenses	34,344	32,665
Accrued compensation	11,937	10,033
Book over tax cost unfavorable acquired lease contracts	25,153	30,547
Other	415	129

Gross deferred tax assets	93,877	94,995
Less: valuation allowance	(12,292)	(21,340)

Total deferred tax asset	81,585	73,655

Deferred tax liabilities:
Prepaid expenses	(651)	(450)
Undistributed foreign earnings	(806)	(1,065)
Tax over book depreciation and amortization	(16,686)	(20,586)
Tax over book goodwill amortization	(28,713)	(28,713)
Tax over book cost favorable acquired lease contracts	(19,790)	(24,613)
Equity investments in unconsolidated entities	(9,198)	(4,921)
Other	(563)	(338)

Total deferred tax liabilities	(76,407)	(80,686)

Net deferred tax liability	$5,178	$(7,031)

        Amounts recognized on the balance sheet consist of:

	2014	2013
Deferred tax asset, current	$10,992	$10,317
Deferred tax (liability), long term	(5,814)	(17,348)

Net deferred tax liability	$5,178	$(7,031)

        The accounting guidance for accounting for income taxes requires that the Company assess the realizability of deferred tax assets at each reporting period. These assessments generally consider several factors including the reversal of existing temporary differences, projected future taxable income, and potential tax planning strategies. The Company has valuation allowances totaling $12,292 and $21,340 at December 31, 2014 and 2013, respectively, primarily related to our state Net Operating Loss carryforwards ("NOLs") and state tax credit that the Company believes are not likely to be realized based on upon its estimates of future taxable income, limitations on the use of its state NOLs, and the carryforward life over which the state tax benefit is realized. The Company recognized a $9,048 benefit for the reversal of a valuation allowance for deferred tax assets established for the historical net operating losses. The valuation allowance was reversed due to changes in the New York tax laws effective March 31, 2014 and an entity restructuring undertaken in the fourth quarter of 2014, which resulted in the Company determining that the future benefit of the net operating loss carryforwards were more likely than not to be realized.

        The Company has $21,292 of tax-effected state net operating loss carryforwards as of December 31, 2014, which will expire in the years 2015 through 2028. The utilization of the state net operating loss carryforwards of the Company are limited due to the ownership change in June 2004 and are also limited due to the Central Merger. The Company has $71 of tax-effected foreign net operating loss carryforwards related to its Canadian subsidiary.

        Since 2005, the Company has treated its investment in its Canadian subsidiary as non-permanent in duration and provided taxes on the undistributed Canadian earnings. As of December 31, 2014, the Company treats approximately $2,400 of Canadian earnings as permanently reinvested to meet the Canadian subsidiary's working capital requirements. The amount of tax that may be payable on the distribution of such earnings to the United States is approximately $918. Generally, such amounts will become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. The Company has provided taxes for the remaining undistributed earnings of its Canadian subsidiary in excess of the permanently reinvested amount. The Company is treating its cumulative earnings of $4,619 in its Puerto Rico subsidiary as permanent in duration to satisfy current working capital requirements. The amount of tax that may be payable on a distribution of such earnings to the United States is $1,700.

        A reconciliation of the Company's reported income tax provision (benefit) to the amount computed by multiplying book income / (loss) before income taxes by the statutory United States federal income tax rate is as follows:

	2014	2013	2012
Tax at statutory rate	$9,078	$8,255	$(436)
Permanent differences	966	844	4,534
State taxes, net of federal benefit	763	1,397	1,086
Effect of foreign tax rates	36	49	8
Uncertain tax positions	—	—	(8,104)
Minority interest	(1,062)	(936)	(362)
Equity investments in unconsolidated entities	2,386	—	—
Current year adjustment to deferred taxes	(1,331)	3,960	—
Recognition of tax credits	(1,460)	(1,699)	(432)
Other	(525)	911	86

	8,851	12,781	(3,620)
Change in valuation allowance	(9,048)	(3,960)	—

Income tax (benefit) expense	$(197)	$8,821	$(3,620)

        Taxes paid, which are for United States federal income tax, certain state income taxes, and foreign income taxes were $1,538, $1,331, and $3,651 in 2014, 2013 and 2012, respectively.

        As of December 31, 2014, the Company has not identified any uncertain tax positions that would have a material impact on the Company's financial position. As a result of the Central Merger, the Company recorded $6,780, plus accrued interest of $5,328 and penalties of $678, for a state uncertain tax position as part of the opening balance sheet. Due to the lapsing of the statute of limitations for this position in the fourth quarter 2012, the Company decreased its uncertain tax position for the full amount of the liability previously established and reversed the previously accrued interest. As a result, the Company does not have any uncertain tax positions recorded as of December 31, 2014.

        The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	2014	2013	2012
Unrecognized tax benefits—January 1,	$—	$—	$—
Gross adjustments—Central Merger	—	—	6,780
Gross increases—tax positions in prior period	—	—	—
Gross decreases—tax positions in prior period	—	—	—
Gross increases—tax positions in current period	—	—	—
Settlement	—	—	—
Lapse of statute of limitations	—	—	(6,780)

Unrecognized tax benefits—December 31,	$—	$—	$—

        The Company recognizes potential interest and penalties related to uncertain tax positions, if any, in income tax expense. The tax years that remain subject to examination for the Company's major tax jurisdictions at December 31, 2014 are shown below:

2010 - 2014	United States—federal income tax
2007 - 2014	United States—state and local income tax
2011 - 2014	Foreign—Canada and Puerto Rico

14. Benefit Plans

        The Company offers deferred compensation arrangements for certain key executives. Subject to their continued employment by the Company, certain employees are offered supplemental pension arrangements in which the employees will receive a defined monthly benefit upon attaining age 65. At December 31, 2014 and 2013, the Company has accrued $5,009 and $3,710, respectively, representing the present value of the future benefit payments. Expenses related to these plans amounted to $385, $145, and $486 in 2014, 2013 and 2012, respectively.

        As a result of the Central Merger, the Company has agreements with certain former key executives that provide for aggregate annual payments ranging from $32 to $144 per year for periods ranging from 10 years to life, beginning when the executive retires or upon death or disability. Under certain conditions, the amount of deferred benefits can be reduced. Compensation costs for the years ended December 31, 2014 and 2013 was $1,060 and $565, respectively. The Company had recorded a liability in other long-term liabilities of $4,225 and $3,586 associated with these agreements as of December 31, 2014 and 2013, respectively.

        Life insurance contracts with a face value of approximately $10,826 and $11,536 as of December 31, 2014 and 2013 have been purchased to fund, as necessary, the benefits under the Company's deferred compensation agreements. The cash surrender value of the life insurance contracts is approximately $3,939 and $4,175 at December 31, 2014 and 2013, respectively, and classified in non-current assets and included in other assets, net. The plan is a non-qualified plan and is not subject to ERISA funding requirements.

        The Company sponsored two savings and retirement plans whereby the participants may elect to contribute a portion of their compensation to the plans. The two plans merged effective January 1, 2014 into a single plan. The plan is a qualified defined contribution plan 401(K). The Company contributes an amount in cash or other property as a Company match equal to 50% of the first 6% of contributions as they occur. Expenses related to the Company's 401(k) match amounted to $1,851, $1,764, and $893 in 2014, 2013 and 2012, respectively.

        The Company also offers a non-qualified deferred compensation plan to those employees whose participation in its 401(k) plan is limited by statute or regulation. This plan allows certain employees to defer a portion of their compensation, limited to a maximum of $100 per year, to be paid to the participants upon separation of employment or distribution date selected by employee. To support the non-qualified deferred compensation plan, the Company has elected to purchase Company Owned Life Insurance ("COLI") policies on certain plan participants. The cash surrender value of the COLI policies is designed to provide a source for funding the non-qualified deferred compensation liability. As of December 31, 2014 and 2013, the cash surrender value of the COLI policies is $9,860 and $8,151, respectively and is included in other non-current assets on the Consolidated Balance Sheet. The liability for the non-qualified deferred compensation plan is included in other long-term liabilities on the Consolidated Balance Sheet and was $11,338 and $9,096 as of December 31, 2014 and 2013, respectively.

        The Company contributes to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

  •
  Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

  •
  If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

  •
  If the Company chooses to stop participating in one of its multiemployer plans, it may be required to pay the plan an amount based on the underfunded status of the plan, referred to as withdrawal liability.

        The Company's contributions represented more than 5% of total contributions to the Teamsters Local Union No. 727 Benefit Fund for the plan year ending February 28, 2014. The Company does not represent more than five percent to any other fund. The Company's participation in this plan for the annual periods ended December 31, 2014, 2013 and 2012, is outlined in the table below. The "EIN/Pension Plan Number" column provides the Employee Identification Number ("EIN") and the three-digit plan number, if applicable. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The "FIP/RP Status Pending/Implemented" column indicates plans for which a Financial Improvement Plan ("FIP") or a Rehabilitation Plan ("RP") is either pending or has been implemented.

        The "Expiration Date of Collective Bargaining Agreement" column lists the expiration dates of the agreements to which the plans are subject.

										Zone Status as of the Most Recent Annual Report
		Pension Protection Zone Status									Expiration Date of Collective Bargaining Agreement
	EIN/ Pension Plan Number					Contributions
					FIP/FR Pending Implementation				Surcharge Imposed
Pension		2014	2013	2012		2014	2013	2012
Teamsters Local Union 727	36-61023973	Green	Green	Green	N/A	3,279	3,376	3,617	No	2014	10/31/2016
Local 272 Labor Management	13-5673836	N/A	Green	Green	N/A	1,964	2,389	146	No	2013	3/5/2014

        Net expenses for contributions not reimbursed by clients and related to multiemployer defined benefit and defined contribution benefit plans were $2,707, $621 and $762 in 2014, 2013 and 2012, respectively.

        In the event that the Company decides to cease participating in these plans, the Company could be assessed a withdrawal liability. The Company currently does not have any intentions to cease participating in these multiemployer pension plans and therefore would not trigger the withdrawal liability.

15. Management Contracts and Related Arrangements with Affiliates

Closing Agreements

        In connection with the Central Merger, on February 28, 2012, the Company entered into initial Closing Agreements (the "Initial Closing Agreements") with each of Lubert-Adler Real Estate Fund V, L.P. and Lubert-Adler Real Estate Parallel Fund V, L.P. (collectively, "Lubert-Adler Entities"); each of Kohlberg Investors V, L.P., Kohlberg TE Investors V, L.P., Kohlberg Partners V, L.P., Kohlberg Offshore Investors V, L.P., and KOCO Investors V, L.P. (collectively, the "Kohlberg Entities"); and each of Versa Capital Fund I, L.P. and Versa Capital Fund I Parallel, L.P. (collectively, the "Versa Entities"). As of the most recent filings with the Securities and Exchange Commission, the Lubert-Adler Entities collectively own approximately 6.1% of our common stock, the Kohlberg Entities collectively own approximately 16.4% of our common stock, and the Versa Entities collectively own approximately 5.1% of our common stock. In addition, Paul Halpern, one of the Company's directors, is affiliated with the Versa Entities; and Jonathan P. Ward and Gordon H. Woodward, both directors, are affiliated with the Kohlberg Entities.

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

        In connection with the Central Merger, on October 2, 2012, the Company entered into Additional Closing Agreements (the "Additional Closing Agreements") with the Central Stockholders. Pursuant to the terms of the Additional Closing Agreements, the Kohlberg, Lubert-Adler and Versa Entities have each agreed that, until October 2, 2015 and for so long as it owns in the aggregate (together with its affiliates, all other Central stockholders and their respective affiliates and any other persons with which any of the foregoing form a "group") beneficially or of record more than 10% of Company issued and outstanding common stock, to cause the shares of our common stock held by them to be counted as present at any meeting of Company stockholders and to vote, in person or by proxy, all of such shares of Company common stock as follows:

        From October 2, 2013 until October 2, 2014:

  •
  with respect to the election of directors to the Company's Board, "for" any nominees recommended by the Board; and

  •
  with respect to all other matters submitted for a vote of Company stockholders, in accordance with the recommendation of the Board with respect to such matters.

        From October 2, 2014 until October 2, 2015:

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

        The Additional Closing Agreements impose certain restrictive covenants on the Kohlberg and Versa Entities, including (i) confidentiality obligations with respect to the Company confidential information and (ii) non- disparagement requirements. The Lubert-Adler Entity is subject to confidentiality obligations with respect to its confidential information pursuant to the terms of its Additional Closing Agreement.

        The foregoing description of the Additional Closing Agreements does not purport to be complete and is qualified in its entirety by reference to the Additional Closing Agreements, copies of which are attached as Exhibits 10.2 through 10.8 to the Company's Current Report on Form 8-K filed with the SEC on October 2, 2012.

Agreements Related to Myron C. Warshauer

        Myron C. Warshauer, one of the Company's directors, was our chief executive officer until October 15, 2001, when his employment period terminated under the employment agreement with him dated as of March 30, 1998. This agreement, which was amended on July 7, 2003 and May 10, 2004, requires the Company to pay Mr. Warshauer various post-employment benefits. For the years ended December 31, 2014, 2013 and 2012, Mr. Warshauer received payments of $474, $506 and $498, respectively, which included payments for health and dental insurance, office space and secretarial coverage.

        In addition, the Company entered into a consulting agreement with Shoreline Enterprises, LLC, which is solely owned by Myron C. Warshauer, dated October 16, 2001, as amended on May 10, 2004. Pursuant to this agreement, Mr. Warshauer provides consulting services under the title of Vice Chairman (Emeritus), which title and role is not that of an officer, director, employee or agent of the Company. Under this agreement, the Company paid Shoreline $178, $178 and $183 for the years ended December 31, 2014, 2013 and 2012, respectively.

        Both of these agreements terminated on December 5, 2014.

Related Arrangements with Affiliates

        In 2013 the Company provided property management services for twelve separate retail shopping centers and commercial office buildings in which D&E Parking, Inc. has an ownership interest. Edward Simmons, an executive officer of SP Plus, has an ownership interest in D&E. In consideration of the property management services the Company provided for these twelve properties, the Company recorded net management fees totaling $285 for the year ended December 31, 2013. No such management fee was recognized during 2014.

16. Bradley Agreement

        The Company entered into a 25-year agreement with the State of Connecticut ("State") that expires on April 6, 2025, under which it operates the surface parking and 3,500 garage parking spaces at Bradley International Airport ("Bradley") located in the Hartford, Connecticut metropolitan area.

        The parking garage was financed through the issuance of State of Connecticut special facility revenue bonds and provides that the Company deposits, with the trustee for the bondholders, all gross revenues collected from operations of the surface and garage parking. From these gross revenues, the trustee pays debt service on the special facility revenue bonds outstanding, operating and capital maintenance expense of the surface and garage parking facilities, and specific annual guaranteed minimum payments to the state. Principal and interest on the Bradley special facility revenue bonds increase from approximately $3,600 in contract year 2002 to approximately $4,500 in contract year 2025. Annual guaranteed minimum payments to the State increase from approximately $8,300 in contract year 2002 to approximately $13,200 in contract year 2024. The annual minimum guaranteed payment to the State by the trustee for the twelve months ended December 31, 2014 and 2013 was $10,815 and $10,593, respectively. All of the cash flow from the parking facilities are pledged to the security of the special facility revenue bonds and are collected and deposited with the bond trustee. Each month the bond trustee makes certain required monthly distributions, which are characterized as "Guaranteed Payments." To the extent the monthly gross receipts generated by the parking facilities are not sufficient for the trustee to make the required Guaranteed Payments, the Company is obligated to deliver the deficiency amount to the trustee, with such deficiency payments representing interest bearing advances to the trustee. The Company does not directly guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.

        The following is the list of Guaranteed Payments:

  •
  Garage and surface operating expenses,

  •
  Principal and interest on the special facility revenue bonds,

  •
  Trustee expenses,

  •
  Major maintenance and capital improvement deposits; and

  •
  State minimum guarantee.

        To the extent sufficient funds exist, the trustee is then directed to reimburse the Company for deficiency payments up to the amount of the calculated surplus, with the Company having the right to be repaid the principal amount of any and all deficiency payments, together with actual interest and premium, not to exceed 10% of the initial deficiency payment. The Company calculates and records interest and premium income along with deficiency principal repayments as a reduction of cost of parking services in the period the associated deficiency repayment is received from the trustee. The Company believes these advances to be fully recoverable as the Bradley Agreement places no time restriction on the Company's right to reimbursement. The reimbursement of principal, interest and premium will be recognized when received.

        The total deficiency payments, net of reimbursements, as of December 31, 2014 and 2013 are as follows:

	December 31,
	2014	2013
Balance at beginning of year	$14,649	$14,598
Deficiency payments made	25	924
Deficiency repayment received	(1,347)	(873)

Balance at end of year	$13,327	$14,649

        In the year ended December 31, 2014, the Company received deficiency repayments (net of repayments received) of $1,322 and received interest of $513 and premium of $140, with the net of these amounts recorded as reduction in Cost of parking services within the consolidated statements of income. In the year ended December 31, 2013, the Company made deficiency payments (net of repayments received) of $51 and received interest of $477 and premium of $69, with the net of these amounts recorded as additional cost of parking services. There were no amounts of estimated deficiency payments accrued as of December 31, 2014, as the Company concluded that the potential for future deficiency payments did not meet the criteria of both probable and estimable. The Company accrued $100 of estimated deficiency payments as of December 31, 2013.

        In addition to the recovery of certain general and administrative expenses incurred, the Bradley Agreement provides for an annual management fee payment, which is based on operating profit tiers. The annual management fee is further apportioned 60% to the Company and 40% to an un-affiliated entity and the annual management fee will be paid to the extent funds are available for the trustee to make distribution, and are paid after Guaranteed Payments (as defined in the Bradley Agreement) repayment of all deficiency payments, including interest and premium. Cumulative management fees of approximately $14,733 and $13,733 have not been recognized as of December 31, 2014 and 2013, respectively, and no management fees were recognized as revenue during 2014, 2013 or 2012.

17. Accumulated Other Comprehensive Income (Loss)

        The components of accumulated other comprehensive income (loss) is comprised of unrealized gains (losses) on cash flow hedges and foreign currency translation adjustments. The components of changes in accumulated comprehensive income (loss), net of taxes, were as follows:

	Foreign Currency Translation Adjustments	Effective Portion of Unrealized Gain (Loss) on Derivative	Total Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2011	$93	$(411)	$(318)
Change in other comprehensive income (loss)	2	(65)	(63)

Balance as of December 31, 2012	$95	$(476)	$(381)
Change in other comprehensive income (loss)	(463)	962	499

Balance as of December 31, 2013	$(368)	$486	$118
Change in other comprehensive income (loss)	(162)	(161)	(323)

Balance as of December 31, 2014	$(530)	$325	$(205)

18. Legal Proceedings

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

        In determining the appropriate accounting for loss contingencies, the Company considers the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as its ability to reasonably estimate the amount of loss. The Company regularly evaluates current information available to determine whether an accrual should be established or adjusted. Estimating the probability that a loss will occur and estimating the amount of a loss or a range of loss involves significant judgment.

19. Domestic and Foreign Operations

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

        An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenue and incur expenses, and about which separate financial information is regularly evaluated by the chief operating decision maker. The chief operating decision maker is the Company's president and chief executive officer. The business is managed based on regions administered by executive vice presidents. Each of the operating segments are directly responsible for revenue and expenses related to their operations including direct regional administrative costs. Finance, information technology, human resources, and legal are shared functions that are not allocated back to the four operating segments. The chief operating decision maker assesses the performance of each operating segment using information about its revenue and operating income (loss) before interest, taxes, and depreciation and amortization, but does not evaluate segments using discrete asset information. There are no inter-segment transactions and the Company does not allocate interest and other income, interest expense, depreciation and amortization or taxes to operating segments. The accounting policies for segment reporting are the same as for the Company as a whole.

        On November 1, 2013, the Company changed its internal reporting segment information reported to its CODM. The Company now reports Ontario, Manitoba and Quebec in Region One and Missouri, Nebraska, North Carolina and South Carolina in Region Five. The following includes the current internal reporting for which all periods presented have been restated to reflect the new internal reporting to the CODM.

  •
  Region One, encompasses operations in Connecticut, Delaware, District of Columbia, Illinois, Indiana, Kansas, Kentucky, Maine, Maryland, Massachusetts, Michigan, Minnesota, New Jersey,

    New York, Ohio, Pennsylvania, Rhode Island, Virginia, West Virginia, Wisconsin and the three Canadian provinces of Manitoba, Ontario, and Quebec.

  •
  Region Two, encompasses event planning and transportation, and its technology-based parking and traffic management systems.

  •
  Region Three, encompasses operations in Arizona, California, Hawaii, New Mexico, Oregon, Utah, Washington and the Canadian province of Alberta.

  •
  Region Four, encompasses all major airport and transportation operations nationwide.

  •
  Region Five, encompasses Alabama, Colorado, Florida, Georgia, Louisiana, Mississippi, Missouri, Nebraska, North Carolina, Oklahoma, Puerto Rico, South Carolina, Tennessee, and Texas.

  •
  Other, consists of ancillary revenue that is not specifically identifiable to a region and insurance reserve adjustments related to prior years.

        The following is a summary of revenues (excluding reimbursed management contract revenue) and gross profit by operating segment for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	Gross Margin	2013	Gross Margin	2012	Gross Margin
Revenues(a):
Region One
Lease contracts	$303,973		$299,280		$134,851
Management contracts	100,906		109,846		69,144

Total Region One	404,879		409,126		203,995
Region Two
Lease contracts	4,658		4,418		1,425
Management contracts	30,424		31,213		21,599

Total Region Two	35,082		35,631		23,024
Region Three
Lease contracts	49,098		46,281		27,116
Management contracts	58,941		63,673		51,313

Total Region Three	106,219		109,954		78,429
Region Four
Lease contracts	48,469		43,532		42,986
Management contracts	105,591		99,841		61,454

Total Region Four	151,875		143,373		104,440
Region Five
Lease contracts	90,892		94,663		44,070
Management contracts	42,507		42,410		26,796

Total Region Five	133,399		137,073		70,866
Other
Lease contracts	(466)		1,400		(93)
Management contracts	(86)		364		195

Total Other	(552)		1,764		102
Reimbursed management contract revenue	679,785		629,878		473,082

Total revenues	$1,514,692		$1,466,799		$953,938

Gross Profit
Region One
Lease contracts	15,550	5%	12,291	4%	$5,617	4%
Management contracts	49,107	49%	50,987	46%	32,612	47%

Total Region One	64,657		63,278		38,229
Region Two
Lease contracts	371	8%	162	4%	51	4%
Management contracts	12,854	42%	9,810	31%	3,772	17%

Total Region Two	13,225		9,972		3,823
Region Three
Lease contracts	5,018	10%	3,643	8%	2,245	8%
Management contracts	23,860	40%	26,001	41%	20,760	40%

Total Region Three	28,878		29,643		23,005

	Year Ended December 31,
	2014	Gross Margin	2013	Gross Margin	2012	Gross Margin
Region Four
Lease contracts	3,626	7%	3,024	7%	2,918	7%
Management contracts	28,648	27%	26,543	27%	16,820	27%

Total Region Four	32,274		29,558		19,738
Region Five
Lease contracts	16,269	18%	15,626	17%	5,242	12%
Management contracts	20,662	49%	20,737	49%	10,249	38%

Total Region Five	36,931		36,363		15,491
Other
Lease contracts	130	N/A	(1,261)	N/A	2,502	N/A
Management contracts	(4,759)	N/A	4,547	N/A	4,338	N/A

Total Other	(4,629)		3,286		6,840
Total gross profit	171,336		172,101		107,126
General and administrative expenses	101,516		98,931		86,540
General and administrative expense percentage of gross profit	59%		57%		81%
Depreciation and amortization	30,349		31,193		13,513

Operating income	39,471		41,977		7,073
Other expenses (income):
Interest expense	17,815		19,034		8,616
Interest income	(402)		(643)		(297)
Gain on contribution of a business to an unconsolidated entity	(4,161)		—		—
Equity in losses from investment in unconsolidated entity	283		—		—

	13,535		18,391		8,319
Income before income taxes	25,936		23,586		(1,246)
Income tax (benefit) expense	(197)		8,821		(3,620)

Net income	26,133		14,765		2,374
Less: Net income attributable to noncontrolling interest	3,035		2,676		1,034

Net income attributable to SP Plus Corporation	$23,098		$12,089		$1,340

        On January 1, 2015, the Company changed its internal reporting segment information reported to its CODM. The Company will prospectively report on the following regions beginning in 2015 and restate prior periods presented to reflect the internal reporting to the CODM:

  •
  Region One encompasses operations in Connecticut, Delaware, District of Columbia, Illinois, Indiana, Kentucky, Maine, Maryland, Massachusetts, Michigan, Minnesota, Northern California, Ohio, Oregon, Pennsylvania, Rhode Island, Virginia, Washington, West Virginia, Wisconsin and four Canadian provinces of Alberta, Manitoba, Ontario and Quebec.

  •
  Region Two encompasses operations in Alabama, Arizona, Colorado, Florida, Georgia, Hawaii, Kansas, Louisiana, Mississippi, Missouri, Nebraska, New Mexico, North Carolina, Oklahoma, South Carolina, Southern California, Tennessee, Texas Utah and Puerto Rico.

  •
  Region Three encompasses operations in the New York metropolitan tri-state area of New York, New Jersey and Connecticut.

  •
  Region Four encompasses all major airport and transportation operations nationwide.

  •
  Region Five encompasses event planning and transportation, and its technology-based parking and traffic management systems.

  •
  Other consists of ancillary revenue that is not specifically identifiable to a region and insurance reserve adjustments related to prior years.

20. Unaudited Quarterly Results

        The following table sets forth the Company's unaudited quarterly consolidated statement of income data for the years ended December 31, 2014 and December 31, 2013. The unaudited quarterly information has been prepared on the same basis as the annual financial information and, in management's opinion, includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information for the quarters presented. Historically, the Company's operating results have varied from quarter to quarter and are expected to continue to fluctuate in the future. These fluctuations have been due to a number of factors, including: general economic conditions in its markets; acquisitions; additions of contracts; expiration and termination of contracts; conversion of lease contracts to management contracts; conversion of management contracts to lease contracts and changes in terms of contracts that are retained and timing of general and administrative expenditures.

The operating results for any historical quarter are not necessarily indicative of results for any future period.

	2014 Quarters Ended				2013 Quarters Ended
	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
	(Unaudited)				(Unaudited)
Parking services revenue:
Lease contracts	$116,635	$124,958	$129,004	$126,027	$121,085	$123,232	$122,771	$122,487
Management contracts	89,955	84,931	77,878	85,519	90,095	88,659	77,681	90,911
Reimbursed management contract revenue	169,178	164,539	173,405	172,663	159,477	158,402	154,858	157,141

Total revenue	375,768	374,428	380,287	384,209	370,657	370,293	355,310	370,539
Cost of parking services:
Lease contracts	112,084	111,979	116,520	115,077	112.118	112,014	115,696	116,262
Management contracts	59,214	50,016	46,741	51,940	58,737	53,833	44,680	51,480
Reimbursed management contract revenue	169,178	164,539	173,405	172,663	159,477	158,402	154,858	157,141

Total cost of parking services	340,476	326,534	336,666	339,680	330,332	324,249	315,234	324,883
Gross profit:
Lease contracts	4,551	12,979	12,484	10,950	8,967	11,218	7,075	6,225
Management contracts	30,741	34,915	31,137	33,579	31,358	34,826	33,001	39,431

Total gross profit	35,292	47,894	43,621	44,529	40,325	46,044	40,076	45,656
General and administrative expenses	26,066	24,996	24,123	26,331	27,948	26,868	20,494	23,621
Depreciation and amortization	7,163	7,730	7,630	7,826	7,493	8.252	7,959	7,489

Operating income	2,063	15,168	11,868	10,372	4,884	10,924	11,623	14,546
Other expense (income):
Interest expense	4,809	4,811	4,162	4,033	4,840	4,763	4,818	4,613
Interest income	(98)	(94)	(144)	(66)	(111)	(128)	(108)	(296)
Gain on contribution of a business to an unconsolidated entity	—	—	—	(4,161)	—	—	—	—
Equity in losses from investment in unconsolidated entity	—	—	—	283	—	—	—	—

Total other expenses (income)	4,711	4,717	4,018	89	4,729	4,635	4,710	4,317
Income before income taxes	(2,648)	10,451	7,850	10,283	155	6,289	6,913	10,229
Income tax expense (reversal)	(7,438)	4,254	2,763	224	(154)	2,065	2,448	4,462

Net income (loss)	4,790	6,197	5,087	10,059	309	4,224	4,465	5,767
Less: Net income (loss) attributable to noncontrolling interest	487	890	785	873	569	780	721	606

Net income attributable to SP Plus Corporation	$4,303	$5,307	$4,302	$9,186	$(260)	$3,444	$3,744	$5,161

Net income per common share:
Basic	$0.20	$0.24	$0.20	$0.42	$(0.01)	$0.16	$0.17	$0.24
Diluted	$0.19	$0.24	$0.19	$0.41	$(0.01)	$0.15	$0.17	$0.23
Weighted average shares outstanding:
Basic	21,977,836	21,991,965	21,997,394	22,071,706	21,870.771	21,889.777	21,911.574	21,938,377
Diluted	22,351,845	22,398,886	22,426,787	22,451,557	21,870.771	22,221.102	22,285.723	22,319,723

21. Subsequent Events

        On February 20, 2015 (Restatement Date), we entered into an Amended and Restated Credit Agreement (the "Restated Credit Agreement") with Bank of America, N.A. ("Bank of America"), as administrative agent, an issuing lender and swing-line lender; Wells Fargo Bank, N.A., as an issuing lender and syndication agent; U.S. Bank National Association, First Hawaiian Bank and BMO Harris Bank N.A., as co-documentation agents; Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as joint lead arrangers and joint book managers; and the lenders party thereto (the "Lenders"). The Restated Credit Facility reflects modifications to, and an extension of, the Credit Facility, as described above.

        Pursuant to the terms, and subject to the conditions, of the Restated Credit Agreement, the Lenders have made available to the Company a senior secured credit facility (the "Restated Senior Credit Facility") that permits aggregate borrowings of $400,000 consisting of (i) a revolving credit facility of up to $200,000 at any time outstanding, which includes a $100,000 sublimit for letters of credit and a $20,000 sublimit for swing-line loans, and (ii) a term loan facility of $200,000 (reduced from $250,000). The Company may request increases of the revolving credit facility in an aggregate additional principal amount of $100 million. The Restated Senior Credit Facility matures on February 20, 2020.

        The entire amount of the term loan portion of the Restated Senior Credit Facility had been drawn by the Company as of the Restatement Date (including approximately $10,400 drawn on such date) and is subject to scheduled quarterly amortization of principal as follows: (i) $15,000 in the first year, (ii) $15,000 in the second year, (iii) $20,000 in the third year, (iv) $20,000 in the fourth year, (v) $20,000 in the fifth year and (vi) $110,000 in the sixth year. The Company also had outstanding borrowings of $147,299 (including $53,449 in letters of credit) under the revolving credit facility as of the Restatement Date.

        Borrowings under the Restated Senior Credit Facility bear interest, at the Company's option, (i) at a rate per annum based on the Company's consolidated total debt to EBITDA ratio for the 12-month period ending as of the last day of the immediately preceding fiscal quarter, determined in accordance with the pricing levels set forth in the Restated Credit Agreement (the "Restatement Applicable Margin"), plus LIBOR or (ii) the Restatement Applicable Margin plus the highest of (x) the federal funds rate plus 0.5%, (y) the Bank of America prime rate and (z) a daily rate equal to LIBOR plus 1.0%. (the highest of (x), (y) and (z), the "Base Rate"), except that all swing-line loans will bear interest at the Base Rate plus the Applicable Margin.

        Under the terms of the Restated Credit Agreement, the Company is required to maintain a maximum consolidated total debt to EBITDA ratio of not greater than 4.0 to 1.0 as of the end of any fiscal quarter ending during the period from the Restatement Date through September 30, 2015, (ii) 3.75 to 1.0 as of the end of any fiscal quarter ending during the period from October 1, 2015 through September 30, 2016, and (iii) 3.5 to 1.0 as of the end of any fiscal quarter ending thereafter. In addition, the Company is required to maintain a minimum consolidated fixed charge coverage ratio of not less than 1:25:1.0.

        Events of default under the Restated Credit Agreement include failure to pay principal or interest when due, failure to comply with the financial and operational covenants, the occurrence of any cross default event, non-compliance with the other loan documents, the occurrence of a change of control event, and bankruptcy and other insolvency events. If an event of default occurs and is continuing, the Lenders holding a majority of the commitments and outstanding term loan under the Restated Credit Agreement have the right, among others, to (i) terminate the commitments under the Restated Credit Agreement, (ii) accelerate and require the Company to repay all the outstanding amounts owed under the Restated Credit Agreement and (iii) require the Company to cash collateralize any outstanding letters of credit.

        Each wholly-owned domestic subsidiary of the Company (subject to certain exceptions set forth in the Restated Credit Agreement) has guaranteed all existing and future indebtedness and liabilities of the other guarantors and the Company arising under the Restated Credit Agreement. The Company's obligations under the Restated Credit Agreement and such domestic subsidiaries' guaranty obligations are secured by substantially all of their respective assets.

        In connection with and effective upon the execution and delivery of the Restated Credit Agreement on February 20, 2015, the Company terminated its then-existing Credit Agreement. Losses on the extinguishment of debt will be recorded as interest expense during the first quarter 2015 which the Company expects to be approximately $650 and relates to debt discount and debt issuance costs.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SP PLUS CORPORATION
Date: March 6, 2015	By:	/s/ VANCE C. JOHNSTON Vance C. Johnston Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ G MARC BAUMANN G Marc Baumann	Director, President and Chief Executive Officer (Principal Executive Officer)	March 6, 2015
/s/ CHARLES L. BIGGS Charles L. Biggs	Director	March 6, 2015
/s/ KAREN M. GARRISON Karen M. Garrison	Director	March 6, 2015
/s/ PAUL HALPERN Paul Halpern	Director	March 6, 2015
/s/ ROBERT S. ROATH Robert S. Roath	Director	March 6, 2015
/s/ JONATHAN P. WARD Jonathan P. Ward	Director	March 6, 2015
/s/ JAMES A. WILHELM James A. Wilhelm	Director and Non-Executive Chairman	March 6, 2015
/s/ GORDON H. WOODWARD Gordon H. Woodward	Director	March 6, 2015
/s/ VANCE C. JOHNSTON Vance C. Johnston	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 6, 2015
/s/ KRISTOPHER H. ROY Kristopher H. Roy	Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer and Duly Authorized Officer)	March 6, 2015

SP PLUS CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Acquired through Central Merger	Additions Charged to Costs and Expenses	Reductions(1)	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts:
Year ended December 31, 2014	$695	—	$745	$(488)	$952
Year ended December 31, 2013	506	—	574	(385)	695
Year ended December 31, 2012	$485	—	$492	$(471)	$506
Tax valuation account:
Year ended December 31, 2014	$21,340	—	—	(9,048)	$12,292
Year ended December 31, 2013	25,299	—	2,075	(6,034)	21,340
Year ended December 31, 2012	$318	$24,981	—	—	$25,299

(1)
Represents uncollectible accounts written off and reversal of provision.

INDEX TO EXHIBITS

Exhibit Number		Description
3.1		Second Amended and Restated Certificate of Incorporation of the Company filed on June 2, 2004 (incorporated by reference to exhibit 3.1 of the Company's Annual Report on Form 10-K filed on March 13, 2009).

3.1.1		Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company effective as of January 7, 2008 (incorporated by reference to exhibit 3.1.1 of the Company's Annual Report on Form 10-K filed on March 13, 2009).

3.1.2		Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company effective as of April 29, 2010 (incorporated by reference to exhibit 3.1.3 of the Company's Quarterly Report on Form 10-Q filed on August 6, 2010).

3.1.3		Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company effective as of May 6, 2010 (incorporated by reference to exhibit 3.1.4 of the Company's Quarterly Report on Form 10-Q filed on August 6, 2010).

3.1.4		Certificate of Ownership and Merger, as filed with the Secretary of State of the State of Delaware on November 25, 2013, effective as of December 2, 2013 (incorporated by reference to exhibit 3.1 of the Company's Current Report on Form 8-K filed on December 2, 2013).

3.2		Fourth Amended and Restated Bylaws of the Company dated January 1, 2010 (incorporated by reference to exhibit 3.1 of the Company's Current Report on Form 8-K filed on January 27, 2010).

4.1		Specimen common stock certificate (incorporated by reference to exhibit 4.1 of Amendment No. 2 to the Company's Registration Statement on Form S-1, File No. 333-112652, filed on May 18, 2004).

10.1	^	Credit Agreement, dated as of October 2, 2012, by and among the Company, Bank of America, N.A., as administrative agent, Wells Fargo Bank, N.A. and JP Morgan Chase Bank, N.A., as co-syndication agents, U.S. Bank National Association, First Hawaiian Bank and General Electric Capital Corporation, as co-documentation agents, Merrill Lynch, Pierce, Fenner & Smith Inc., Wells Fargo Securities, LLC and J.P. Morgan Securities LLC, as joint lead arrangers and joint book managers, and the lenders party thereto (incorporated by reference to exhibit 10.3 of the Company's Quarterly Report on Form 10-Q filed for September 30, 2012).

10.1.1		First Amendment, dated as of November 15, 2013, to Credit Agreement, dated as of October 2, 2012, by and among the Company, Bank of America, N.A., as administrative agent, Wells Fargo Bank, N.A. and JP Morgan Chase Bank, N.A., as co-syndication agents, U.S. Bank National Association, First Hawaiian Bank and General Electric Capital Corporation, as co-documentation agents, Merrill Lynch, Pierce, Fenner & Smith Inc., Wells Fargo Securities, LLC and J.P. Morgan Securities LLC, as joint lead arrangers and joint book managers, and the lenders party thereto (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K filed on November 19, 2013).

Exhibit Number		Description
10.1.2	*†	Amended and Restated Credit Agreement, dated as of February 20, 2015, by and among the Company, Bank of America, N.A., as administrative agent, an issuing lender and wing-line lender; Wells Fargo Bank, N.A., as an issuing lender and syndication agent; U.S. Bank National Association, First Hawaiian Bank and BMO Harris Bank N.A., as co-documentation agents; Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities LLC and J.P. Morgan Securities LLC, as joint lead arrangers and joint book managers, and the lenders party thereto.

10.2		Confirmation of Interest Rate Swap Transaction, dated as of October 25, 2012, between the Company and Bank of America, N.A. (incorporated by reference to exhibit 10.4 of the Company's Quarterly Report on Form 10-Q filed for September 30, 2012).

10.3		Confirmation of Interest Rate Swap Transaction, dated as of October 25, 2012, between the Company and JPMorgan Chase Bank, N.A. (incorporated by reference to exhibit 10.5 of the Company's Quarterly Report on Form 10-Q filed for September 30, 2012).

10.4		Confirmation of Interest Rate Swap Transaction, dated as of October 25, 2012, between the Company and PNC Bank, N.A. (incorporated by reference to exhibit 10.6 of the Company's Quarterly Report on Form 10-Q filed for September 30, 2012).

10.5	+	Employment Agreement dated as of March 30, 1998 between the Company and Myron C. Warshauer (incorporated by reference to exhibit 10.6 of the Company's Registration Statement on Form S-4, File No. 333-50437, filed on April 17, 1998).

10.5.1	+	First Amendment to Employment Agreement dated July 7, 2003 between the Company and Myron C. Warshauer (incorporated by reference to exhibit 10.4.1 of the Company's Annual Report on Form 10-K filed for December 31, 2004).

10.5.2	+	Amendment to Employment Agreement dated as of May 10, 2004 between the Company and Myron C. Warshauer (incorporated by reference to exhibit 10.4.2 of the Company's Annual Report on Form 10-K filed for December 31, 2004).

10.6	+	Amended and Restated Executive Employment Agreement dated as of January 28, 2009 between the Company and James A. Wilhelm (incorporated by reference to exhibit 10.3 of the Company's Current Report on Form 8-K filed on February 3, 2009).

10.6.1	+	First Amendment to Amended and Restated Executive Employment Agreement dated January 25, 2012, between the Company and James A. Wilhelm (incorporated by reference to exhibit 10.6.1 of the Company's Annual Report on Form 10-K filed on March 15, 2012).

10.7	+	Deferred Compensation Agreement dated as of August 1, 1999, between the Company and James A. Wilhelm (incorporated by reference to exhibit 10.7 of the Company's Annual Report on Form 10-K filed on March 15, 2012).

10.7.1	+	First Amendment to Deferred Compensation Agreement dated January 25, 2012, between the Company and James A. Wilhelm (incorporated by reference to exhibit 10.7.1 of the Company's Annual Report on Form 10-K filed on March 15, 2012).

10.8	+	Employment Agreement dated May 18, 1998 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.24 of the Company's Annual Report on Form 10-K filed for December 31, 2001).

10.8.1	+	First Amendment to Employment Agreement dated as of November 7, 2001 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.25 of the Company's Annual Report on Form 10-K filed for December 31, 2001).

Exhibit Number		Description
10.8.2	+	Second Amendment to Employment Agreement dated as of August 1, 2003 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.7.2 of the Company's Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).

10.8.3	+	Third Amendment to Employment Agreement dated as of April 1, 2005 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.7.3 of the Company's Annual Report on Form 10-K filed on March 13, 2009).

10.8.4	+	Fourth Amendment to Employment Agreement dated as of December 29, 2008 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.7.4 of the Company's Annual Report on Form 10-K filed on March 13, 2009).

10.8.5	+	Fifth Amendment to Employment Agreement dated as of January 28, 2009 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.7.5 of the Company's Annual Report on Form 10-K filed on March 13, 2009).

10.9	+	Amended and Restated Executive Employment Agreement dated as of December 1, 2002 between the Company and John Ricchiuto (incorporated by reference to exhibit 10.22.2 of the Company's Annual Report on Form 10-K filed for December 31, 2002).

10.9.1	+	First Amendment to Amended and Restated Executive Employment Agreement dated as of April 11, 2005, between the Company and John Ricchiuto (incorporated by reference to exhibit 10.3 of the Company's Current Report on Form 8-K filed on March 7, 2005).

10.9.2	+	Second Amendment to Employment Agreement dated as of December 28, 2008 between the Company and John Ricchiuto (incorporated by reference to exhibit 10.10.2 to the Company's Annual Report on Form 10-K filed for December 31, 2012).

10.9.3	+	Third Amendment to Employment Agreement dated as of April 2, 2012 between the Company and John Ricchiuto (incorporated by reference to exhibit 10.8 to the Company's Quarterly Report on Form 10-Q filed for June 30, 2012).

10.10	+	Amended and Restated Employment Agreement dated March 1, 2005, between the Company and Steven A. Warshauer (incorporated by reference to exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 7, 2005).

10.10.1	+	First Amendment to Employment Agreement dated as of December 29, 2008 between the Company and Steven A. Warshauer (incorporated by reference to exhibit 10.11.1 to the Company's Annual Report on Form 10-K filed for December 31, 2012).

10.10.2	+	Second Amendment to Employment Agreement dated as of April 2, 2012 between the Company and Steven A. Warshauer (incorporated by reference to exhibit 10.9 to the Company's Quarterly Report on Form 10-Q filed for June 30, 2012).

10.11	+	Amended and Restated Executive Employment Agreement dated as of May 18, 2006 between the Company and Edward E. Simmons (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 24, 2006).

10.11.1	+	First Amendment to Employment Agreement dated as of December 29, 2008 between the Company and Edward E. Simmons (incorporated by reference to exhibit 10.12.1 to the Company's Annual Report on Form 10-K filed for December 31, 2012).

10.11.2	+	Second Amendment to Employment Agreement dated as of April 21, 2011 between the Company and Edward E. Simmons (incorporated by reference to exhibit 10.12.2 to the Company's Annual Report on Form 10-K filed for December 31, 2012).

Exhibit Number		Description
10.11.3	+	Third Amendment to Employment Agreement dated as of April 2, 2012 between the Company and Edward E. Simmons (incorporated by reference to exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed for June 30, 2012).

10.12	*+	Amended and Restated Executive Employment Agreement between the Company and G Marc Baumann dated November 19, 2014 effective as of January 1, 2015.

10.13	+	Amended and Restated Executive Employment Agreement dated as of March 1, 2005, between the Company and Thomas L. Hagerman (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K filed on March 7, 2005).

10.13.1	+	First Amendment to Amended and Restated Executive Employment Agreement dated October 1, 2007 between the Company and Thomas Hagerman (incorporated by reference to exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed for September 30, 2007).

10.13.2	+	Second Amendment to Employment Agreement dated as of December 29, 2008 between the Company and Thomas L. Hagerman (incorporated by reference to exhibit 10.14.2 to the Company's Annual Report on Form 10-K filed for December 31, 2012).

10.13.3	+	Third Amendment to Employment Agreement dated as of April 2, 2012 between the Company and Thomas L. Hagerman (incorporated by reference to exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed for June 30, 2012).

10.14	+	Executive Employment Agreement dated March 15, 2005 between the Company and Gerard M. Klaisle (incorporated by reference to exhibit 10.14 of the Company's Annual Report on Form 10-K filed on March 12, 2010).

10.14.1	+	First Amendment to Amended and Restated Executive Employment Agreement dated December 29, 2008 between the Company and Gerard M. Klaisle (incorporated by reference to exhibit 10.14.1 of the Company's Annual Report on Form 10-K filed on March 12, 2010).

10.14.2	+	Second Amendment to Amended and Restated Executive Employment Agreement dated July 28, 2011 between the Company and Gerald M. Klaisle (incorporated by reference to exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on November 7, 2011).

10.15	+	Employment Agreement, dated as of September 10, 2012, between the Company and William Bodenhamer (incorporated by reference to exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed for September 30, 2012).

10.16	+	Employment Agreement, dated as of September 10, 2012, between the Company and Rob Toy (incorporated by reference to exhibit 10.9 to the Company's Quarterly Report on Form 10-Q filed for September 30, 2012).

10.17	+	Executive Employment Agreement between the Company and Keith B. Evans dated April 22, 2013 (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K filed on June 6, 2013).

10.18	+	Employment Agreement effective as of March 3, 2014 by and between the Company and Vance C. Johnston (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 1-K/A filed on March 31, 2014).

10.19	+	Employment Agreement between the Company and Hector Chevalier dated July 14, 2014 and made effective as of July 1, 2014 (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K filed on July 17, 2014).

Exhibit Number		Description
10.20	+	Long-Term Incentive Plan dated as of May 1, 2004 (incorporated by reference to exhibit 10.12 of Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 333-112652, filed on May 10, 2004).

10.20.1	+	Long-Term Incentive Plan Amendment effective as of April 22, 2008 (incorporated by reference to Appendix B of the Company's 2008 Proxy on Form DEF 14A, filed on April 1, 2008).

10.21	+	Form of Amended and Restated Stock Option Award Agreement between the Company and an optionee (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K filed on November 21, 2005).

10.21.1	+	Form of First Amendment to the Amended and Restated Stock Option Award Agreement between the Company and an optionee (incorporated by reference to exhibit 10.2 of the Company's Current Report on Form 8-K filed on November 21, 2005).

10.22		Consulting Agreement dated as of October 16, 2001 between the Company and Shoreline Enterprises, LLC (incorporated by reference to exhibit 10.36 of the Company's Annual Report on Form 10-K filed for December 31, 2001).

10.22.1		Amendment to Consulting Agreement dated as of May 10, 2004 between the Company and Shoreline Enterprises, LLC (incorporated by reference to exhibit 10.14.1 of the Company's Annual Report on Form 10-K filed for December 31, 2004).

10.23		Office Lease dated as of October 31, 2012 between the Company and Piedmont—Chicago Center Owner, LLC (incorporated by reference to exhibit 10.23 of the Company's Annual Report on Form 10-K filed for December 31, 2013).

10.24		Office Lease dated as of October 17, 2013 between the Company and Riverview Business Center I & II, LLC (incorporated by reference to exhibit 10.23 of the Company's Annual Report on Form 10-K filed for December 31, 2013).

10.25		Form of Property Management Agreement (incorporated by reference to exhibit 10.30 of the Company's Annual Report on Form 10-K filed on March 10, 2006).

10.26		Form of the Company's Restricted Stock Unit Agreement dated as of July 1, 2008 (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K filed on July 2, 2008).

10.26.1		First Amendment to Form of the Company's Restricted Stock Unit Agreement (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K as filed on August 6, 2009).

10.26.2		Second Amendment to Form of the Company's Restricted Stock Unit Agreement dated May 27, 2011 (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K filed on June 2, 2011).

10.27		Guaranty Agreement of APCOA/Standard Parking, Inc. dated as of March 2000 to and for the benefit of the State of Connecticut, Department of Transportation (incorporated by reference to exhibit 10.27 of the Company's Annual Report on Form 10-K filed on March 13, 2009).

10.28		Construction, Financing and Operating Special Facility Lease Agreement dated as of March 2000 between the State of Connecticut Department of Transportation and APCOA Bradley Parking Company, LLC (incorporated by reference to exhibit 10.28 of the Company's Annual Report on Form 10-K filed on March 13, 2009).

Exhibit Number	Description
10.29	Trust Indenture dated March 1, 2000 between State of Connecticut and First Union National Bank as Trustee (incorporated by reference to exhibit 10.29 of the Company's Annual Report on Form 10-K filed on March 13, 2009).

10.30	Agreement and Plan of Merger, dated February 28, 2012, by and among the Company, Hermitage Merger Sub, Inc., KCPC Holdings, Inc. and Kohlberg CPC Rep., L.L.C. (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K filed on February 29, 2012). The schedules and exhibits to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K but will be provided supplemental to the SEC upon request.

10.31	The Closing Agreements, dated February 28, 2012, between the Company and each of Lubert-Adler Real Estate Fund V, L.P. and Lubert-Adler Real Estate Parallel Fund V, L.P. (incorporated by reference to exhibit 10.2 of the Company's Current Report on Form 8-K filed on February 29, 2012).

10.32	The Closing Agreements, dated February 28, 2012, between the Company and each of Kohlberg Investors V, L.P., Kohlberg TE Investors V, L.P., Kohlberg Partners V, L.P., Kohlberg Offshore Investors V, L.P. and KOCO Investors V, L.P. (incorporated by reference to exhibit 10.3 of the Company's Current Report on Form 8-K filed on February 29, 2012).

10.33	The Closing Agreements, dated February 28, 2012, between the Company and each of Versa Capital Fund I, L.P. and Versa Capital Fund I Parallel, L.P. (incorporated by reference to exhibit 10.4 of the Company's Current Report on Form 8-K filed on February 29, 2012).

10.34	Asset Preservation Stipulation and Order dated September 26, 2012 among the Company, KCPC Holdings, Inc. and Central Parking Corporation and the Antitrust Division of the United States Department of Justice (incorporated by reference to exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed for September 30, 2012).

10.35	Proposed Final Judgment dated September 26, 2012 among the Company, KCPC Holdings, Inc. and Central Parking Corporation and the Antitrust Division of the United States Department of Justice (incorporated by reference to exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed for September 30, 2012).

10.36	Closing Agreement, dated as of October 2, 2012, between the Company and Kohlberg CPC Rep, LLC (incorporated by reference to exhibit 10.2 of the Company's Current Report on Form 8-K filed on October 2, 2012).

10.37	Closing Agreement, dated as of October 2, 2012, between the Company and 2929 CPC HoldCo, LLC (incorporated by reference to exhibit 10.3 of the Company's Current Report on Form 8-K filed on October 2, 2012).

10.38	Closing Agreement, dated as of October 2, 2012, between the Company and VCM STAN-CPC Holdings, LLC (incorporated by reference to exhibit 10.4 of the Company's Current Report on Form 8-K filed on October 2, 2012).

10.39	Closing Agreement, dated as of October 2, 2012, between the Company and West-FSI, LLC (incorporated by reference to exhibit 10.5 of the Company's Current Report on Form 8-K filed on October 2, 2012).

10.40	Closing Agreement, dated as of October 2, 2012, between the Company and Sailorshell and Co. (incorporated by reference to exhibit 10.6 of the Company's Current Report on Form 8-K filed on October 2, 2012).

Exhibit Number		Description
10.41		Closing Agreement, dated as of October 2, 2012, between the Company and CP Klaff Equity LLC (incorporated by reference to exhibit 10.7 of the Company's Current Report on Form 8-K filed on October 2, 2012).

10.42		Closing Agreement, dated as of October 2, 2012, between the Company and Jumpstart Development LLC (Worldwide) (incorporated by reference to exhibit 10.8 of the Company's Current Report on Form 8-K filed on October 2, 2012).

14.1		Code of Ethics (incorporated by reference to exhibit 14.1 of the Company's Annual Report on Form 10-K for December 31, 2002).

21	*	Subsidiaries of the Company.

23	*	Consent of Independent Registered Public Accounting Firm dated as of March 6, 2015.

31.1	*	Section 302 Certification dated March 6, 2015 for G Marc Baumann, Director, President and Chief Executive Officer (Principal Executive Officer).

31.2	*	Section 302 Certification dated March 6, 2015 for Vance C. Johnston, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer).

31.3	*	Section 302 Certification dated March 6, 2015 for Kristopher H. Roy, Vice President Corporate Controller and Assistant Treasurer (Principal Accounting Officer and Duly Authorized Officer).

32	**	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 6, 2015.

101.INS	*	XBRL Instance Document.

101.SCH	*	XBRL Taxonomy Extension Schema.

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	*	XBRL Taxonomy Extension Label Linkbase.

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase.

*
Filed herewith.

**
Furnished herewith.

+
Management contract or compensation plan, contract or agreement.

^
Confidential treatment has been granted with respect to certain portions of this Exhibit pursuant to a confidential treatment order granted by the Securities and Exchange Commission. Omitted portions have been separately filed with the Securities and Exchange Commission.

†
Confidential treatment has been requested with respect to certain portions of this Exhibit. Omitted portions have been separately filed with the Securities and Exchange Commission.