Form 10-Q
period 2015-03-31
SP Plus Corp
filed 2015-05-07
CIK 1059262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 1, 2015, there were 22,135,365 shares of common stock of the registrant outstanding.

Part I. Financial Information

Item1. Financial Statements

SP Plus Corporation

Condensed Consolidated Balance Sheets

(in thousands, except for share and per share data)	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Cash and cash equivalents	$18,794	$18,196
Notes and accounts receivable, net	115,343	109,287
Prepaid expenses and other	11,840	17,776
Deferred taxes	10,982	10,992
Total current assets	156,959	156,251
Leasehold improvements, equipment, land and construction in progress, net	41,716	42,784
Other assets
Advances and deposits	5,849	6,693
Intangible assets, net	87,245	91,028
Favorable acquired lease contracts, net	45,777	48,268
Equity investments in unconsolidated entities	20,389	20,660
Other assets, net	17,657	16,697
Cost of contracts, net	12,183	10,481
Goodwill	432,531	432,888
Total other assets	621,631	626,715
Total assets	$820,306	$825,750
Liabilities and stockholders’ equity
Accounts payable	$101,845	$106,519
Accrued and other current liabilities	89,879	103,844
Current portion of obligations under senior credit facility and other long-term borrowings	15,943	15,567
Total current liabilities	207,667	225,930
Deferred taxes	5,239	5,814
Long-term obligations under senior credit facility and other long-term borrowings	251,228	237,833
Unfavorable acquired lease contracts, net	58,531	61,350
Other long-term liabilities	66,485	65,011
Total noncurrent liabilities	381,483	370,008
Stockholders’ equity
Preferred Stock, par value $0.01 per share; 5,000,000 shares authorized as of March 31, 2015 and December 31, 2014; no shares issued	—	—
Common stock, par value $0.001 per share; 50,000,000 shares authorized as of March 31, 2015 and December 31, 2014; 22,127,725 shares issued and outstanding as of March 31, 2015 and December 31, 2014	22	22
Additional paid-in capital	244,433	243,867
Accumulated other comprehensive income (loss)	(687)	(205)
Accumulated deficit	(13,239)	(14,581)
Total SP Plus Corporation stockholders’ equity	230,529	229,103
Noncontrolling interest	627	709
Total shareholders’ equity	231,156	229,812
Total liabilities and stockholders’ equity	$820,306	$825,750

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation

Condensed Consolidated Statements of Income

	Three Months Ended
(in thousands, except for share and per share data, unaudited)	March 31, 2015	March 31, 2014

Parking services revenue
Lease contracts	$135,815	$116,635
Management contracts	94,058	89,955
Reimbursed management contract revenue	174,281	169,178
Total revenue	404,154	375,768
Cost of parking services
Lease contracts	128,693	112,084
Management contracts	59,990	59,214
Reimbursed management contract expense	174,281	169,178
Total cost of parking services	362,964	340,476
Gross profit
Lease contracts	7,122	4,551
Management contracts	34,068	30,741
Total gross profit	41,190	35,292
General and administrative expenses	25,673	26,066
Depreciation and amortization	7,934	7,163
Operating income	7,583	2,063
Other expenses (income)
Interest expense	4,043	4,809
Interest income	(60)	(98)
Equity in losses from investment in unconsolidated entity	471	-
Total other expenses (income)	4,454	4,711
Income (loss) before income taxes	3,129	(2,648)
Income tax provision (benefit)	1,335	(7,438)
Net income	1,794	4,790
Less: Net income attributable to noncontrolling interest	452	487
Net income attributable to SP Plus Corporation	$1,342	$4,303
Common stock data
Net income per share
Basic	$0.06	$0.20
Diluted	$0.06	$0.19
Weighted average shares outstanding
Basic	22,127,725	21,977,836
Diluted	22,528,609	22,351,845

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
(in thousands, unaudited)	March 31, 2015	March 31, 2014

Net income	$1,794	$4,790
Other comprehensive (loss) income	(482)	16
Comprehensive income	1,312	4,806
Less: comprehensive income attributable to noncontrolling interest	452	487
Comprehensive income attributable to SP Plus Corporation	$860	$4,319

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
(in thousands, unaudited)	March 31, 2015	March 31, 2014

Operating activities
Net income	$1,794	$4,790
Adjustments to reconcile net income to net cash provided by operations
Depreciation and amortization	8,050	7,150
Net accretion of acquired lease contracts	(328)	(779)
Net loss on sale and abandonment of assets	8	168
Amortization of debt issuance costs	271	341
Amortization of original discount on borrowings	207	299
Write-off of debt issuances costs and original discount on borrowings	634	115
Non-cash stock-based compensation	566	796
Provisions for losses on accounts receivable	127	109
Excess tax benefit related to vesting of restricted stock units	-	89
Deferred income taxes	(565)	(6,199)
Net change in operating assets and liabilities	(16,886)	(16,581)
Net cash used in operating activities	(6,122)	(9,702)
Investing activities
Purchase of leasehold improvements and equipment	(2,649)	(3,327)
Cost of contracts purchased	(2,433)	(102)
Proceeds from sale of assets	7	42
Capitalized interest	-	(17)
Net cash used in investing activities	(5,075)	(3,404)
Financing activities
Tax benefit from vesting of restricted stock units	-	(89)
Contingent payments for businesses acquired	-	(141)
Proceeds from Senior Credit Facility and Restated Credit Facility revolver, net	7,100	28,800
Proceeds from Senior Credit Facility and Restated Credit Facility term loan, net	6,205	(13,565)
Payments of debt issuance costs for Restated Credit Facility	(745)	-
Distribution to noncontrolling interest	(450)	(774)
Redemption of convertible debentures	(67)	-
Payments on other long-term debt obligations	(77)	(40)
Net cash provided by financing activities	11,966	14,191
Effect of exchange rate changes on cash and cash equivalents	(171)	28
Increase in cash and cash equivalents	598	1,113
Cash and cash equivalents at beginning of period	18,196	23,158
Cash and cash equivalents at end of period	$18,794	$24,271
Supplemental disclosures
Cash paid (received) during the period for
Interest	$2,429	$3,856
Income taxes, net	$4,685	$(4,692)

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation

Notes to Condensed Consolidated Financial Statements

(in thousands except share and per share data, unaudited)

1. Significant Accounting Policies and Practices

The Company

SP Plus Corporation (the “Company”) provides parking management, ground transportation and other ancillary services to commercial, institutional and municipal clients in urban markets and airports across the United States, Puerto Rico and Canada. These services include a comprehensive set of on-site parking management and ground transportation services, which include facility maintenance, security services, training, scheduling and supervising all service personnel as well as providing customer service, marketing, and accounting and revenue control functions necessary to facilitate the operation of clients’ facilities. The Company also provides a range of ancillary services such as airport shuttle operations, valet services, taxi and livery dispatch services and municipal meter revenue collection and enforcement services.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures normally included in the Consolidated Balance Sheet, Statements of Income, and Comprehensive Income and Cash Flows prepared in conformity with U.S. GAAP have been condensed or omitted as permitted by such rules and regulations.

In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 2015 are not necessarily indicative of the results that might be expected for any other interim period or the fiscal year ended December 31, 2015. The financial statements presented in this report should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed on March 6, 2015.

Cash and cash equivalents

Cash equivalents represent funds temporarily invested in money market instruments with maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value. Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements was $1,192 and $465 as of March 31, 2015 and December 31, 2014, respectively, and are included within Cash and Cash Equivalents within the Consolidated Balance Sheet.

Financial Instruments

The carrying values of cash, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these financial instruments. Book overdrafts of $29,075 and $30,782 are included within Accounts payable within the Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, respectively. Long-term debt has a carrying value that approximates fair value because these instruments bear interest at variable market rates.

Equity Investment in Unconsolidated Entity

The Company has ownership interests in forty six partnerships, joint ventures or similar arrangements which operate parking facilities, of which twenty-nine are VIEs and seventeen are voting interest model entities where the Company’s ownership interests range from 30-50 percent and for which there are no indicators of control. The Company accounts for such investments under the equity method of accounting, and its underlying share of each investee’s equity is included in Equity Investment in Unconsolidated Entities within the Consolidated Statements of Financial Position. As the operations of these entities are consistent with the Company’s underlying core business operations, the equity in earnings of these investments are included in Revenue within the Consolidated Financial Statements of Income. The equity earnings in these related investments for the three months ended March 31, 2015 and 2014 was $404 and $450, respectively.

In October 2014, the Company entered into an agreement to establish a joint venture with Parkmobile USA, Inc. (“Parkmobile USA”) and contributed all of the assets and liabilities of its proprietary Click and Park parking prepayment business in exchange for a 30 percent interest in the newly formed legal entity called Parkmobile, LLC (“Parkmobile”). The joint venture of Parkmobile will provide on-demand and prepaid transaction processing for on- and off-street parking and transportation services. The contribution of the Click and Park business in the joint venture resulted in a loss of control of the business, and therefore it was deconsolidated from the Company’s financial statements. The Company accounts for its investment in the joint venture with Parkmobile using the equity method of accounting, and its underlying share of equity in Parkmobile is included in Equity Investment in Unconsolidated Entities within the Consolidated Financial Statements of Financial Position.  The equity earnings in the Parkmobile joint venture is included in Equity in Losses from Investment in Unconsolidated Entity within the Consolidated Statements of Income.

Non-Controlling Interests

Noncontrolling interests represent the noncontrolling holders’ percentage share of income or losses from the subsidiaries in which the Company holds a majority, but less than 100 percent, ownership interest and the results of which are consolidated and included within in our consolidated financial statements.

Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. ASU 2015-03 requires retrospective application and represents a change in accounting principle. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The Company does not expect ASU 2015-03 to have a material effect on the Company’s results of operations, however, it will impact future balance sheet presentation and financial statement disclosures related to the Company’s debt issuance costs.

In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. ASU No. 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company is currently assessing the impact of adopting this standard on the Company’s financial position, results of operations, cash flows and financial statement disclosures.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015- 02 amends certain aspects of the consolidation guidance in U.S. GAAP. In particular, it will modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities and also eliminates the presumption that a general partner should consolidate a limited partnership. The new guidance will also affect the consolidation analysis of the Company’s interests in VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective on January 1, 2016 and retrospectively adoption is required either through a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the year of adoption or retrospectively for all comparative periods. Early adoption is permitted. The Company is currently assessing the impact of adopting this standard on the Company’s financial position, results of operations, cash flows and financial statement disclosures.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This Update eliminates from GAAP the concept of extraordinary items. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect the adoption of ASU 2015-01 to have material impact of adopting this standard on the Company’s financial statements.

In June 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation—Stock Compensation (Topic 718), Accounting for Share Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation—Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods. Early adoption is permitted. The Company is currently assessing the impact of adopting this standard on the Company’s financial position, results of operations, cash flows and financial statement disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The amendments in ASU No. 2014-09 create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry specific revenue recognition guidance. In addition, the amendments supersede the cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contract, and create a new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The amendments are effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2016. Early adoption is not permitted. The Company is currently assessing the impact of adopting this standard on the Company’s financial position, results of operations, cash flows and financial statement disclosures.

2. Commitments and Contingencies

The Company is subject to claims and litigation in the normal course of its business. The Company applies the provisions as defined in the guidance related to accounting for contingencies in determining the recognition and measurement of potential liabilities associated with legal claims against the Company. Management obtains input from internal and external legal counsel on the potential outcome of litigation in determining the need to record liabilities for potential losses and the disclosure of pending legal claims.

Certain lease contracts acquired in the Central Merger include provisions allocating to the Company responsibility for the cost of certain structural and other repairs required to be made to the leased property, including improvement and repair costs arising as a result of ordinary wear and tear. During the three months ended March 31, 2015 and 2014, the Company recorded $95 and $101, respectively, of costs (net of expected recovery of 80% of the total cost through the applicable indemnity discussed further below and in Note 3. Acquisitions) in Cost of Parking Services-Leases within the Consolidated Statements of Income for structural and other repair costs related to certain lease contracts acquired in the Central Merger, whereby the Company has expensed repair costs for certain leases and have engaged a third-party general contractor to complete certain structural and other repair projects. The Company expects to incur substantial additional costs for certain structural and other repair costs pursuant to the contractual requirements of certain lease contracts acquired in the Central Merger (“Structural and Repair Costs”). Based on information available at this time, the Company currently expects the additional Structural and Repair Costs to be between $7,000 and $22,000; however, the Company continues to assess and determine the full extent of the required repairs and estimated costs associated with the lease contracts acquired in the Central Merger. The Company currently expects to recover 80% of the Structural and Repair Costs incurred prior to October 2, 2015 through the applicable indemnity discussed further in Note 3. Acquisitions. While the Company is unable to estimate with certainty when such costs will be incurred, it is expected that all or a substantial majority of these costs will be incurred prior to October 2, 2015.

3. Acquisition

On October 2, 2012 (“Closing Date”), the Company completed its acquisition (the “Central Merger” or “Merger”) of 100% of the outstanding common shares of KCPC Holdings, Inc., which was the ultimate parent of Central Parking Corporation (collectively, “Central”), for 6,161,332 shares of Company common stock and the assumption of approximately $217,675 of Central’s debt, net of cash acquired. Additionally, Central’s former stockholders will be entitled to receive cash consideration (the “Cash Consideration”) in an amount equal to the sum of $27,000 plus, if and to the extent the Net Debt Working Capital (as defined below) was less than $275,000 (the “Lower Threshold”) as of September 30, 2012, the amount by which the Net Debt Working Capital was below such amount (such sum, the “Cash Consideration Amount”) to be paid three years after closing, to the extent the $27,000 is not used to satisfy seller indemnity obligations pursuant to the Agreement and Plan of Merger dated February 28, 2012 (the “Merger Agreement”).

Pursuant to the Merger Agreement, the Company is entitled to indemnification from Central’s former stockholders (i) if and to the extent Central’s combined net debt and the absolute value of Central’s negative working capital (as determined in accordance with the Merger Agreement) (the “Net Debt Working Capital”) exceeded $285,000 as of September 30, 2012 and (ii) for certain defined adverse consequences as set forth in the Merger Agreement (including with respect to Structural and Repair Costs). Pursuant to the Merger Agreement, Central’s former stockholders are required to satisfy certain indemnity obligations, which are capped at the Cash Consideration Amount (the “Capped Items”) only through a reduction of the Cash Consideration. For certain other indemnity obligations set forth in the Merger Agreement which are not capped at the Cash Consideration Amount (the “Uncapped Items”), including the Net Debt Working Capital indemnity obligations described above, Central’s former stockholders may satisfy any amount payable pursuant to such indemnity obligations as follows (provided that the Company reserves the right to reject the cash and stock alternatives and choose to reduce the Cash Consideration):

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

The Company has determined and concluded that the Net Debt Working Capital was $296,153 as of September 30, 2012 and that, accordingly, the Net Debt Working Capital exceeded the threshold by $11,153, herein recognized  as a reduction of the Cash Consideration.  The Company has made additional Net Debt Working Capital claims to the Selling Stockholders in aggregate of $1,600 which the Company has not recognized as a reduction of the Cash Consideration, as these additional Net Debt Working Capital claims are contingent in nature. In addition, the Company has determined that it currently has indemnity claims for certain defined adverse consequences (including indemnity claims with respect to Structural and Repair Costs incurred through March 31, 2015), which would reduce the cash consideration payable in three years from the acquisition date by $14,925. In addition, the Company expects to have additional indemnity claims in the future as new matters arise. The Company has periodically given Central’s former stockholders notice regarding indemnification matters since the closing date of the Merger and has made adjustments for known matters, although Central’s former stockholders have not agreed to such adjustments nor made any elections with respect to using cash or stock as the payment of any Uncapped Items. Furthermore, following the Company’s notices of indemnification matters, the representative of Central’s former stockholders has indicated that they may make additional inquiries and raise issues with respect to the Company’s indemnification claims (including, specifically, as to Structural and Repair Costs) and that they may assert various claims of their own relating to the Merger Agreement. On April 30, 2015, with respect to the Company’s Net Debt Working Capital calculation, the representative of Central’s former stockholders submitted specific objections to such calculation, asserting that the Net Debt Working Capital as of September 30, 2012 was $270,757 ($4,242 below the Lower Threshold).  The Company continues to review and evaluate the Selling Stockholders specific objections to the Company’s calculation of Net Debt Working Capital, but currently believes that these indemnification claims should sustain challenge from the former Central stockholders and that recoverability of these indemnification claims by the Company is reasonably assured.  Under the Merger Agreement, all post-closing claims and disputes, including as to indemnification matters, are ultimately subject to resolution through binding arbitration or, in the case of a dispute as to the calculation of Net Debt Working Capital, resolution by an independent public accounting firm. The Company and the representative of Central’s former stockholders are currently pursuing the dispute resolution process for Net Debt Working Capital, as discussed above, although the Company’s pursuit of this process and the process available for other post-closing claims and disputes, including as to indemnification matters, may be delayed by actions taken by representatives of Central’s former stockholders.  Should the dispute resolution process result in determinations unfavorable to the Company (either as to the Net Debt Working Capital calculation and/or other indemnification matters), the resulting resolution may have a material impact on the Company’s consolidated financial statements.

In determining the indemnity claims for certain defined adverse consequences of $14,925, the Company has evaluated the nature of the costs and related indemnity claims and has concluded that it is probable that such indemnified claims will sustain any challenge from Central’s former stockholders and recoverability of these indemnified claims is reasonably assured. As previously discussed in Note 2. Commitment and Contingencies, certain lease contracts acquired in the Central Merger include provisions allocating to the Company responsibility for all or a defined portion of the costs of certain structural and other repair costs required on the property, including improvement and repair costs arising as a result of ordinary wear and tear. As the Company incurs additional Structural and Repair Costs, that meet the requirements of the indemnification provisions established in the Merger Agreement (including as to being incurred prior to October 2, 2015), the Company will seek indemnification for a significant portion  (generally 80%) of these costs pursuant to the Merger Agreement and reduce the cash consideration payable in three years from the acquisition date by such amounts.

The following sets forth the adjustments to the cash consideration payable by the Company to the former stockholders of Central, based upon the foregoing determinations:

Cash consideration payable in three years from the acquisition date, pursuant to the Merger Agreement and prior to Central Net Debt Working Capital and indemnification of certain defined adverse consequences, net		$27,000

Net Debt Working Capital at September 30, 2012 as defined in the Merger Agreement	$(296,153)
Threshold of Net Debt Working Capital, pursuant to the Merger Agreement	$285,000
Excess over the threshold of Net Debt Working Capital		(11,153)

Indemnification of certain defined adverse consequences, net		(14,925)

Settled cash consideration liability as of March 31, 2015 (included within Accrued Expenses within the Consolidated Balance Sheet)		$922

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

The Company incurred certain acquisition and integration costs associated with the transaction that were expensed as incurred and are reflected in the Consolidated Statements of Income. The Company recognized $1,498 and $1,505 of these costs in its Consolidated Statements of Income for the three months ended March 31, 2015 and 2014, respectively, in General and Administrative expenses.

4. Intangible Assets, net

The following presents a summary of intangible assets, net:

		March 31, 2015 (unaudited)			December 31, 2014
	Weighted Average Life (in Years)	Acquired Intangible Assets, Gross (1)	Accumulated Amortization	Acquired Intangible Assets, Net	Acquired Intangible Assets, Gross (1)	Accumulated Amortization	Acquired Intangible Assets, Net
Covenant not to compete	3.5	$933	$(882)	$51	$933	$(879)	$54
Trade names and trademarks	4.4	9,770	(6,073)	3,697	9,770	(5,487)	4,283
Proprietary know how	9.9	34,650	(19,263)	15,387	34,650	(17,358)	17,292
Management contract rights	16.7	81,000	(12,890)	68,110	81,000	(11,601)	69,399
Acquired intangible assets, net (2)	13.8	$126,353	$(39,108)	$87,245	$126,353	$(35,325)	$91,028

(1)             Excludes the original cost and accumulated amortization on fully amortized intangible assets.

(2)             Intangible assets have estimated useful lives between one and 19 years.

	Three months ended (unaudited)
	March 31, 2015	March 31, 2014
Amortization expense related to intangible assets included in depreciation and amortization	$3,783	$3,801

5. Goodwill

The amounts for goodwill and changes to carrying value by operating segment are as follows (unaudited):

	Region One	Region Two	Region Three	Region Four	Region Five	Total
Balance as of December 31, 2014 (1)	$161,222	$141,512	$36,389	$62,664	$31,101	$432,888
Foreign currency translation	(357)	—	—	—	—	(357)
Balance as of March 31, 2015	$160,865	$141,512	$36,389	$62,664	$31,101	$432,531

(1)       Due to the new segment reporting effective as of January 1, 2015, goodwill allocated to previous reporting units of Region One, Region Two, Region Three and Region Five have been reallocated to new reporting units on a retrospective basis for all periods presented.

The Company tests goodwill at least annually for impairment (the Company has elected to annually test for potential impairment of goodwill on the first day of the fourth quarter) and tests more frequently if indicators are present or changes in circumstances suggest that impairment may exist.  The indicators include, among others, declines in sales, earning or cash flows or the development of a material adverse change in business climate.  The Company assesses goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a reporting unit.

Due to a change in the Company’s segment reporting effective January 1, 2015, the goodwill allocated to previous reporting units have been reallocated to new reporting units based on the relative fair value of the new reporting units.  See also Note 13. Business Unit Segment Information for further disclosure on the Company’s change in reporting segments effective January 1, 2015.

As a result of the change in internal reporting segments information, the Company completed a quantitative test (Step One) of goodwill impairment as of January 1, 2015 and concluded that the estimated fair values of each of the Company’s reporting units exceeded its carrying amount of net assets assigned to that reporting unit and therefore no further testing was required (Step Two). In conducting the January 1, 2015 goodwill impairment quantitative test (Step One), the Company analyzed actual and projected growth trends of the reporting units, gross margin, operating expenses and Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (which also includes forecasted five-year income statement and working capital projection, a market – based weighted average cost of capital and terminal values after five years).  The Company also assesses critical areas that may impact its business including economic conditions, market related exposures, competition, changes in product offerings and changes in key personnel.  As part of the January 1, 2015 goodwill assessment, the Company engaged a third-party to evaluate its reporting unit’s fair values.

The reporting units are internally reported as Region One (North), Region Two (South), Region Three (New York Metropolitan tri-state area of New York, New Jersey and Connecticut), Region Four (Airport transportation operations nationwide), Region Five (other reporting units of USA Parking and event planning and transportation services). For purposes of reportable segments, the goodwill in Region Five is attributable to USA Parking and event planning and transportation services reporting units.

6. Fair Value Measurement

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

The following sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis and the basis of measurement at March 31, 2015 and December 31, 2014:

	Fair Value Measurement
	March 31, 2015 (unaudited)			December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Prepaid expenses and other
Interest rate swap	—	$24	—	—	$551	—
Total	—	$24	—	—	$551	—
Liabilities
Accrued expenses
Contingent acquisition consideration	—	—	$261	—	—	$64
Other long term liabilities
Contingent acquisition consideration	—	—	45	—	—	208
Total	—	—	$306	—	—	$272

Interest Rate Swap

The Company seeks to minimize risks from interest rate fluctuations through the use of interest rate swap contracts and hedge only exposures in the ordinary course of business. Interest rate swaps are used to manage interest rate risk associated with our floating rate debt. The Company accounts for its derivative instruments at fair value, provided it meets certain documentary and analytical requirements to qualify for hedge accounting treatment. Hedge accounting creates the potential for a Consolidated Statements of Income match between the changes in fair values of derivatives and the changes in cost of the associated underlying transactions, in this case interest expense. Derivatives held by the Company are designated as hedges of specific exposures at inception, with an expectation that changes in the fair value will essentially offset the change in the underlying exposure. Discontinuance of hedge accounting is required whenever it is subsequently determined that an underlying transaction is not going to occur, with any gains or losses recognized in the Consolidated Statements of Income at such time, and with any subsequent changes in fair value recognized currently in earnings. Fair values of derivatives are determined based on quoted prices for similar contracts. The effective portion of the change in fair value of the interest rate swap is reported in accumulated other comprehensive income, a component of stockholders’ equity, and is being recognized as an adjustment to interest expense or other (expense) income, respectively, over the same period the related expenses are recognized in earnings. Ineffectiveness would occur when changes in the market value of the hedged transactions are not completely offset by changes in the market value of the derivative and those related gains and losses on derivatives representing hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized currently in earnings when incurred. No ineffectiveness was recognized during the three months ended March 31, 2015 and 2014.

Contingent Acquisition Consideration

The significant inputs used to derive the fair value of the contingent acquisition consideration include financial forecasts of future operating results, the probability of reaching the forecast and the associated discount rate. The weighted average probability of the contingent acquisition consideration ranges from 12% to 50%, with a weighted average discount rate of 12%.

The following provides a reconciliation of the beginning and ending balances for the contingent consideration liability measured at fair value using significant unobservable inputs (Level 3) (unaudited):

Due to Seller
Balance at December 31, 2014	$(272)
Change in fair value	(34)
Balance at March 31, 2015	$(306)

For the three months ended March 31, 2015 and 2014, the Company recognized an expense of $34 and $166, respectively, in General and Administrative Expenses within the Consolidated Statements of Income due to the change in fair value measurements using a Level 3 valuation technique. These adjustments were the result of using revised forecasts of operating results, updates to the probability of achieving the revised forecasts and updated fair value measurements that revised the Company’s contingent consideration obligations related to the purchase of this business.

Nonrecurring Fair Value Measurements

Certain assets are measured at fair value on a nonrecurring basis; that is, the assets are measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). Non-financial assets such as goodwill, intangible assets, and leasehold improvements, equipment land and construction in progress are subsequently measured at fair value when there is an indicator of impairment and recorded at fair value only when impairment is recognized. The Company assesses the impairment of intangible assets annually or whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. The fair value of its goodwill and intangible assets is not estimated if there is no change in events or circumstances that indicate the carrying amount of an intangible asset may not be recoverable. There were no impairment charges for the three months ended March 31, 2015 and 2014.

Financial instruments not measured at fair value

The following presents the carrying amounts and estimated fair values of financial instruments not measured at fair value in the Consolidated Balance Sheet at March 31, 2015 and December 31, 2014:

	March 31, 2015 (unaudited)		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets
Cash and cash equivalents	$18,794	$18,794	$18,196	$18,196
Financial Liabilities
Long-term obligations under senior credit facility and other long-term borrowings	$(267,171)	$(267,171)	$(253,400)	$(253,400)

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

7. Borrowing Arrangements

Long-term borrowings, in order of preference, consist of:

		Amount Outstanding
	Maturity Date	March 31, 2015 (unaudited)	December 31, 2014
Obligations under Credit Agreement and Restated Credit Agreement, net of original discount on borrowings	(1) / (2)	$264,927	$251,010
Other debt obligations	Various	2,244	2,390
Total debt obligations		267,171	253,400
Less: Current portion under Senior Credit Facility and other debt obligations		15,943	15,567
Total long-term borrowings		$251,228	$237,833

(1)             Credit Agreement was due to mature on October 2, 2017.

(2)             Restated Credit Agreement matures on February 20, 2020.

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

Pursuant to the terms, and subject to the conditions, of the Credit Agreement, the Lenders made available to the Company a secured Senior Credit Facility (the “Senior Credit Facility”) that permitted aggregate borrowings of $450,000 consisting of (i) a revolving credit facility of up to $200,000 at any time outstanding, which included a letter of credit facility that was limited to $100,000 at any time outstanding, and (ii) a term loan facility of $250,000. The Senior Credit Facility was due to mature on October 2, 2017.

The Credit Agreement required the Company to make mandatory repayments of principal within 90 days of each fiscal year-end provided that certain excess cash is available, as defined within the Credit Agreement. In March 2014, the Company made a mandatory principal repayment of $7,940, as provided under the Credit Agreement.

Amended and Restated Credit Facility

On February 20, 2015 (Amended and Restatement Date), the Company entered into an Amended and Restated Credit Agreement (the “Restated Credit Agreement”) with Bank of America, N.A. (“Bank of America”), as administrative agent, an issuing lender and swing-line lender; Wells Fargo Bank, N.A., as an issuing lender and syndication agent; U.S. Bank National Association, First Hawaiian Bank and BMO Harris Bank N.A., as co-documentation agents; Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as joint lead arrangers and joint book managers; and the lenders party thereto (the “Lenders”). The Restated Credit Facility reflects modifications to, and an extension of, the existing Credit Agreement.

Pursuant to the terms, and subject to the conditions, of the Restated Credit Agreement, the Lenders have made available to the Company a senior secured credit facility (the “Restated Senior Credit Facility”) that permits aggregate borrowings of $400,000 consisting of (i) a revolving credit facility of up to $200,000 at any time outstanding, which includes a $100,000 sublimit for letters of credit and a $20,000 sublimit for swing-line loans, and (ii) a term loan facility of $200,000 (reduced from $250,000). The Company may request increases of the revolving credit facility in an aggregate additional principal amount of $100,000. The Restated Senior Credit Facility matures on February 20, 2020.

The entire amount of the term loan portion of the Restated Senior Credit Facility had been drawn by the Company as of the Amended and Restatement Date (including approximately $10,400 drawn on such date) and is subject to scheduled quarterly amortization of principal as follows: (i) $15,000 in the first year, (ii) $15,000 in the second year, (iii) $20,000 in the third year, (iv) $20,000 in the fourth year, (v) $20,000 in the fifth year and (vi) $110,000 in the sixth year. The Company also had outstanding borrowings of $147,299 (including $53,449 in letters of credit) under the revolving credit facility as of the Amended and Restatement Date.

Borrowings under the Restated Senior Credit Facility bear interest, at the Company’s option, (i) at a rate per annum based on the Company’s consolidated total debt to EBITDA ratio for the 12-month period ending as of the last day of the immediately preceding fiscal quarter, determined in accordance with the pricing levels set forth in the Restated Credit Agreement (the “ Applicable Margin”), plus LIBOR or (ii) the Applicable Margin plus the highest of (x) the federal funds rate plus 0.5%, (y) the Bank of America prime rate and (z) a daily rate equal to LIBOR plus 1.0% (the highest of (x), (y) and (z), the “Base Rate”), except that all swing-line loans will bear interest at the Base Rate plus the Applicable Margin.

Under the terms of the Restated Credit Agreement, the Company is required to maintain a maximum consolidated total debt to EBITDA ratio of not greater than 4.0 to 1.0 as of the end of any fiscal quarter ending during the period from the Amended and Restatement Date through September 30, 2015, (ii) 3.75 to 1.0 as of the end of any fiscal quarter ending during the period from October 1, 2015 through September 30, 2016, and (iii) 3.5 to 1.0 as of the end of any fiscal quarter ending thereafter. In addition, the Company is required to maintain a minimum consolidated fixed charge coverage ratio of not less than 1:25:1.0.

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

Each wholly-owned domestic subsidiary of the Company (subject to certain exceptions set forth in the Restated Credit Agreement) has guaranteed all existing and future indebtedness and liabilities of the other guarantors and the Company arising under the Restated Credit Agreement. The Company’s obligations under the Restated Credit Agreement and such domestic subsidiaries’ guaranty obligations are secured by substantially all of their respective assets.

The Company was in compliance with all covenants as of March 31, 2015.

As of March 31, 2015, the Company had $75,701 of borrowing availability under the Restated Credit Agreement, of which the Company could have borrowed $75,701 on March 31, 2015 and remained in compliance with the above described covenants as of such date. The additional borrowing availability under the Restated Credit Agreement is limited only as of the Company’s fiscal quarter-ends by the covenant restrictions described above. At March 31, 2015, the Company had $53,449 of letters of credit outstanding under the Restated Senior Credit Facility, with aggregate borrowings against the Restated Senior Credit Facility of $267,100 (excluding original discount on borrowings of $2,173).

In connection with and effective upon the execution and delivery of the Restated Credit Agreement on February 20, 2015, the Company recorded losses on extinguishment of debt, relating to debt discount and debt issuance costs, of $634.

Interest Rate Swap Transactions

In October 2012, the Company entered into Interest Rate Swap transactions (collectively, the “Interest Rate Swaps”) with each of JPMorgan Chase Bank, N.A., Bank of America, N.A. and PNC Bank, N.A. in an initial aggregate Notional Amount of $150.0 million (the “Notional Amount”). The Interest Rate Swaps have a termination date of September 30, 2017. The Interest Rate Swaps effectively fix the interest rate on an amount of variable interest rate borrowings under the Credit Agreement, originally equal to the Notional Amount at 0.7525% per annum plus the applicable margin rate for LIBOR loans under the Credit Agreement, determined based upon the Company’s consolidated total debt to EBITDA ratio. The Notional Amount is subject to scheduled quarterly amortization that coincides with quarterly prepayments of principal under the Credit Agreement. These Interest Rate Swaps are classified as cash flow hedges, and the Company assesses the effectiveness of the hedge on a monthly basis. The ineffective portion of the cash flow hedge is recognized in earnings as an increase of interest expense.  As of March 31, 2015, no ineffectiveness of the hedge has been recognized in interest expense. See Note 5. Fair Value Measurement for the fair value of the interest rate swap as of March 31, 2015 and December 31, 2014.

The Company does not enter into derivative instruments for any purpose other than for cash flow hedging purposes.

8. Bradley Agreement

The Company entered into a 25-year agreement with the State of Connecticut (“State”) that expires on April 6, 2025, under which it operates the surface parking and 3,500 garage parking spaces at Bradley International Airport (“Bradley”) located in the Hartford, Connecticut metropolitan area. The parking garage was financed through the issuance of State of Connecticut special facility revenue bonds and provides that the Company deposits, with the trustee for the bondholders, all gross revenues collected from operations of the surface and garage parking. From these gross revenues, the trustee pays debt service on the special facility revenue bonds outstanding, operating and capital maintenance expense of the surface and garage parking facilities, and specific annual guaranteed minimum payments to the state. Principal and interest on the Bradley special facility revenue bonds increase from approximately $3,600 in contract year 2002 to approximately $4,500 in contract year 2025. Annual guaranteed minimum payments to the State increase from approximately $8,300 in contract year 2002 to approximately $13,200 in contract year 2024. The annual minimum guaranteed payment to the State by the trustee for the twelve months ended December 31, 2015 and 2014 is $11,042 and was $10,815, respectively. All of the cash flow from the parking facilities are pledged to the security of the special facility revenue bonds and are collected and deposited with the bond trustee. Each month the bond trustee makes certain required monthly distributions, which are characterized as “Guaranteed Payments.”  To the extent the monthly gross receipts generated by the parking facilities are not sufficient for the trustee to make the required Guaranteed Payments, the Company is obligated to deliver the deficiency amount to the trustee, with such deficiency payments representing interest bearing advances to the trustee. The Company does not directly guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.

The following is the list of Guaranteed Payments:

•                  Garage and surface operating expenses;

•                  Principal and interest on the special facility revenue bonds;

•                  Trustee expenses;

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

The total deficiency payments to the State of Connecticut, net of reimbursements, as of March 31, 2015 (unaudited) are as follows:

2015
Balance at December 31, 2014	$13,327
Deficiency payments made	38
Deficiency repayment received	(43)
Balance at March 31, 2015	$13,322

During the three months ended March 31, 2015, the Company received deficiency repayments (net of payments made) of $5, received and recorded interest of $43 and premium of $8, with the net of these amounts recorded as a reduction in Cost of Parking Services within the Consolidated Statements of Income. During the three months ended March 31, 2014, the Company received deficiency repayments (net of payments made) of $92 and received and recorded premium of $14, with the net of these amounts recorded as reduction in Cost of Parking Services within the Consolidated Statements of Income. The Company accrues for deficiency payments when the potential for future deficiency payments are both probable and estimable. There were no amounts of estimated deficiency payments accrued as of March 31, 2015 and December 31, 2014, as the Company concluded that the potential for future deficiency payments did not meet the criteria of both probable and estimable.

In addition to the recovery of certain general and administrative expenses incurred, the Bradley Agreement provides for an annual management fee payment, which is based on operating profit tiers. The annual management fee is further apportioned 60% to the Company and 40% to an unaffiliated entity and the annual management fee will be paid to the extent funds are available for the trustee to make a distribution, and are paid after Guaranteed Payments (as defined in the Bradley Agreement) are paid, and after the repayment of all deficiency payments, including interest and premium. Cumulative management fees of approximately $14,983 and $14,733 have not been recognized as of March 31, 2015 and December 31, 2014, respectively, and no management fees were recognized as revenue for the three months ended March 31, 2015 and 2014.

9. Stock-Based Compensation

Stock Options and Grants

There were no stock options granted during the three months ended March 31, 2015 and 2014. The Company recognized no stock-based compensation expense related to stock options for the three months ended March 31, 2015 and 2014, as all stock options previously granted were fully vested. As of March 31, 2015, there were no unrecognized compensation costs related to unvested stock options.

Restricted Stock Units

During the three months ended March 31, 2015, the Company authorized certain one-time grants of 3,963 restricted stock units to an executive that vest five years from date of issuance. During the three months ended March 31, 2015 and 2014, no restricted stock units vested. During the three months ended March 31, 2015 and 2014, no restricted stock units were forfeited under the amended and restated Long-Term Incentive Plan.

The Company recognized $403 and $796 of stock-based compensation expense related to the restricted stock units for the three months ended March 31, 2015 and 2014, respectively, which is included in General and Administrative Expenses within the Consolidated Statements of Income. As of March 31, 2015, there was $4,115 of unrecognized stock-based compensation costs, net of estimated forfeitures, related to the restricted stock units that are expected to be recognized over a weighted average remaining period of approximately 4.2 years.

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

The Company recognized $162 of stock-based compensation expense related to the 2014 Performance-Based Incentive Program for the three months ended March 31, 2015 and is included in General and Administrative Expenses within the Consolidated Statements of Income. During the three months ended March 31, 2015, no performance-based shares were forfeited. There was no such program in place during the three months ended March 31, 2014. Future compensation expense for currently outstanding awards under the 2014 Performance Based Incentive Program could reach a maximum of $2,870. Stock-based compensation for the 2014 Performance-Based Incentive Program is expected to be recognized over a weighted average period of 1.8 years.

10. Net Income per Common Share

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

A reconciliation of the weighted average basic common shares outstanding to the weighted average diluted common shares outstanding is as follows (unaudited):

	Three Months Ended
	March 31, 2015	March 31, 2014
Weighted average common basic shares outstanding	22,127,725	21,977,836
Effect of dilutive stock options and restricted stock units	400,884	374,009
Weighted average common diluted shares outstanding	22,528,609	22,351,845
Net income (loss) per share
Basic	$0.06	$0.20
Diluted	$0.06	$0.19

For the three months ended March 31, 2015 performance-based restricted stock was excluded in the computation of weighted average diluted common share outstanding because the number of shares ultimately issuable is contingent upon the Company’s attainment of performance goals for the period beginning January 1, 2014 through December 31, 2016. There was no performance-based incentive program in place during the three months ended March 31, 2014.

There are no additional securities that could dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share, other than those disclosed.

11. Comprehensive Income

Comprehensive income consists of the following components, net of tax (unaudited):

	Three months ended
	March 31, 2015	March 31, 2014
Net income	$1,794	$4,790
Effective portion of unrealized gain (loss) on cash flow hedge	(311)	(12)
Foreign currency translation	(171)	28
Comprehensive income	1,312	4,806
Less: comprehensive income attributable to noncontrolling interest	452	487
Comprehensive income attributable to SP Plus Corporation	$860	$4,319

Accumulated other comprehensive income is comprised of unrealized gains (losses) on cash flow hedges and foreign currency translation adjustments. The components of changes in accumulated comprehensive income (loss), net of tax, for the three months ended March 31, 2015 were as follows (unaudited):

	Foreign Currency Translation Adjustments	Effective Portion of Unrealized Gain (Loss) on Cash Flow Hedge	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2014	$(530)	$325	$(205)
Change in other comprehensive income (loss)	(171)	(311)	(482)
Balance at March 31, 2015	$(701)	$14	$(687)

12. Income Taxes

For the three months ended March 31, 2015, the Company recognized income tax expense of $1,335 on pre-tax earnings of $3,129 compared to a tax benefit of $7,438 on pre-tax losses of $2,648 for the three months ended March 31, 2014. The effective tax rate for the three months ended March 31, 2015 was 42.7%. The effective tax rate for the three months ended March 31, 2014 was a benefit of 280.9%, primarily as a result of recognizing a $6,359 discrete benefit for the reversal of a valuation allowance for a deferred tax asset established for historical net operating losses attributable to the State of New York. The valuation allowance was reversed in the first quarter of 2014 due to State of New York tax law changes effective March 31, 2014, which resulted in the Company determining that the future benefit of the net operating loss carryforwards were more likely than not to be realized.

As of March 31, 2015, the Company has not identified any uncertain tax positions that would have a material impact on the Company’s financial position. The Company recognizes potential interest and penalties related to uncertain tax positions, if any, in income tax expense.

The tax years that remain subject to examination for the Company’s major tax jurisdictions at March 31, 2015 are shown below:

2010 – 2014	United States — federal income tax
2007 – 2014	United States — state and local income tax
2011 – 2014	Canada and Puerto Rico

13. Business Unit Segment Information

Segment information is presented in accordance with a “management approach,” which designates the internal reporting used by the Chief Operating Decision Maker (“CODM”) for making decisions and assessing performance as the source of the Company’s reportable segments. The Company’s segments are organized in a manner consistent with which discrete financial information is available and evaluated regularly by the Company’s CODM in deciding how to allocate resources and in assessing performance.

An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenue and incur expenses, and about which separate financial information is regularly evaluated by the Company’s CODM. The CODM is the Company’s chief executive officer.

Each of the operating segments is directly responsible for revenue and expenses related to their operations including direct regional administrative costs. Finance, information technology, human resources, and legal are shared functions that are not allocated back to the six operating segments. The CODM assesses the performance of each operating segment using information about its revenue and gross profit as its primary measure of performance, but does not evaluate segments using discrete asset information. There are no inter-segment transactions and the Company does not allocate interest and other income, interest expense, depreciation and amortization or taxes to operating segments. The accounting policies for segment reporting are the same as for the Company as a whole.

Effective January 1, 2015, the Company began certain organizational and executive leadership changes to align with how the CODM reviews performance and makes decisions in managing the Company and therefore, changed internal operating segment information reported to the CODM. The operating segments are internally reported as Region One (North), Region Two (South), Region Three (New York Metropolitan tri-state area of New York, New Jersey and Connecticut), Region Four (Airport transportation operations nationwide, Region Five (other operating segments of USA Parking and event planning and transportation services). All prior periods presented have been restated to reflect the new internal reporting to the CODM.

Region One encompasses operations in Delaware, District of Columbia, Illinois, Indiana, Kentucky, Maine, Maryland, Massachusetts, Michigan, Minnesota, Northern California, Ohio, Oregon, Pennsylvania, Rhode Island, Virginia, Washington, West Virginia, Wisconsin and four Canadian provinces of Alberta, Manitoba, Ontario and Quebec.

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

Region Five encompasses other operating segments including USA Parking and event planning and transportation services.

Other consists of ancillary revenue that is not specifically identifiable to a region and insurance reserve adjustments related to prior years.

The business is managed based on regions administered by executive vice presidents. The following is a summary of revenues (excluding reimbursed management contract revenue) and gross profit by regions for the three months ended March 31, 2015 and 2014 (unaudited):

	Three months ended
	March 31, 2015	Gross Margin%	March 31, 2014	Gross Margin%

Revenues
Region One
Lease contracts	$47,224		$47,332
Management contracts	20,160		21,631
Total Region One	67,384		68,963
Region Two
Lease contracts	31,227		28,761
Management contracts	20,443		20,052
Total Region Two	51,670		48,813
Region Three
Lease contracts	26,408		28,014
Management contracts	6,718		6,487
Total Region Three	33,126		34,501
Region Four
Lease contracts	29,708		11,350
Management contracts	25,471		25,629
Total Region Four	55,179		36,979
Region Five
Lease contracts	1,241		712
Management contracts	17,557		12,921
Total Region Five	18,798		13,633
Other
Lease contracts	7		466
Management contracts	3,709		3,235
Total Other	3,716		3,701
Reimbursed management contract revenue	174,281		169,178
Total Revenues	$404,154		$375,768

Gross Profit
Region One
Lease contracts	$1,542	3%	$660	1%
Management contracts	9,409	47%	8,977	42%
Total Region One	10,951		9,637
Region Two
Lease contracts	4,524	14%	3,917	14%
Management contracts	8,020	39%	8,589	43%
Total Region Two	12,544		12,506
Region Three
Lease contracts	(464)	-2%	(295)	-1%
Management contracts	3,404	51%	3,683	57%
Total Region Three	2,940		3,388
Region Four
Lease contracts	863	3%	586	5%
Management contracts	5,513	22%	6,076	24%
Total Region Four	6,376		6,662
Region Five
Lease contracts	202	16%	70	10%
Management contracts	3,708	21%	3,515	27%
Total Region Five	3,910		3,585
Other
Lease contracts	455	N/A	(387)	N/A
Management contracts	4,014	N/A	(99)	N/A
Total Other	4,469		(486)
Total gross profit	$41,190		35,292
General and administrative expenses	25,673		26,066
General and administrative expense percentage of gross profit	62%		74%
Depreciation and amortization	7,934		7,163
Operating income	7,583		2,063
Other expenses (income)
Interest expense	4,043		4,809
Interest income	(60)		(98)
Equity in losses from investment in unconsolidated entity	471		—
	4,454		4,711
Income (loss) before income taxes	3,129		(2,648)
Income tax (benefit)	1,335		(7,438)
Net income	1,794		4,790
Less: Net income attributable to noncontrolling interest	452		487
Net income attributable to SP Plus Corporation	$1,342		$4,303

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Although we believe there is a reasonable basis for the forward-looking statements, our actual results could be materially different. The most important factors which could cause our actual results to differ from our forward-looking statements are set forth on our description of risk factors in Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which should be read in conjunction with the forward-looking statements in this report. Forward-looking statements speak only as of the date they are made, and except as expressly required by the federal securities laws, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, changed circumstances, future events or for any other reason.

Overview

Our Business

We provide parking management, ground transportation and other ancillary services to commercial, institutional and municipal clients in urban markets and airports across the United States, Puerto Rico and Canada. Our services include a comprehensive set of on-site parking management and ground transportation services, which include facility maintenance, security services, training, scheduling and supervising all service personnel as well as providing customer service, marketing, and accounting and revenue control functions necessary to facilitate the operation of our clients’ facilities. We also provide a range of ancillary services such as airport shuttle operations, valet services, taxi and livery dispatch services and municipal meter revenue collection and enforcement services. We typically enter into contractual relationships with property owners or managers as opposed to owning facilities.

Our Operations

We operate our clients’ properties through two types of arrangements: management contracts and leases. Under a management contract, we typically receive a base monthly fee for managing the facility, and we may also receive an incentive fee based on the achievement of facility performance objectives. We also receive fees for ancillary services. Typically, all of the underlying revenues and expenses under a standard management contract flow through to our clients rather than to us. However, some management contracts, which are referred to as “reverse” management contracts, usually provide for larger management fees and require us to pay various costs. Under lease arrangements, we generally pay to the property owner either a fixed annual rent, a percentage of gross customer collections or a combination thereof. We collect all revenues under lease arrangements and we are responsible for most operating expenses, but we are typically not responsible for major maintenance, capital expenditures or real estate taxes. Margins for lease contracts vary significantly, not only due to operating performance, but also due to variability of parking rates in different cities and varying space utilization by parking facility type and location.  As of March 31, 2015 we operated 81% of our locations under management contracts and 19% under leases.

In evaluating our financial condition and operating performance, management’s primary focus is on our gross profit and total general and administrative expense. Although the underlying economics to us of management contracts and leases are similar, the manner in which we are required to account for them differs. Revenue from leases includes all gross customer collections derived from our leased locations (net of local parking taxes), whereas revenue from management contracts only includes our contractually agreed upon management fees and amounts attributable to ancillary services. Gross customer collections at facilities under management contracts, therefore, are not included in our revenue. Accordingly, while a change in the proportion of our operating agreements that are structured as leases versus management contracts may cause significant fluctuations in reported revenue and expense of parking services, that change will not artificially affect our gross profit. For example, as of March 31, 2015, 81% of our locations were operated under management contracts and 83% of our gross profit for the three months ended March 31, 2015 was derived from management contracts. Only 41% of total revenue (excluding reimbursed management contract revenue), however, was from management contracts because under those contracts the revenue collected from parking customers belongs to our clients. Therefore, gross profit and total general and administrative expense, rather than revenue, are management’s primary focus.

General Business Trends

We believe that sophisticated commercial real estate developers and property managers and owners recognize the potential for parking and related services to be a profit generator rather than a cost center. Often, the parking experience makes both the first and the last impressions on their properties’ tenants and visitors. By outsourcing these services, they are able to capture additional profit by leveraging the unique operational skills and controls that an experienced parking management company can offer. Our ability to consistently deliver a uniformly high level of parking and related services and maximize the profit to our clients improves our ability to win contracts and retain existing locations. Our focus on customer service and satisfaction is a key driver of our high location retention rate, which was approximately 89% and 88% for the twelve month periods ended March 31, 2015 and 2014, respectively.

Summary of Operating Facilities

We focus our operations in core markets where a concentration of locations improves customer service levels and operating margins. The following table reflects our facilities operated at the end of the periods indicated:

	March 31, 2015	December 31, 2014	March 31, 2014
Leased facilities	768	774	826
Managed facilities	3,359	3,409	3,356
Total facilities	4,127	4,183	4,182

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

Parking services revenue—management contracts. Management contract revenue consists of management fees, including both fixed and performance-based fees, and amounts attributable to ancillary services such as accounting, equipment leasing, payments received for exercising termination rights, consulting, developmental fees, gains on sales of contracts, as well as insurance and other value-added services with respect to managed locations. We believe we generally purchase required insurance at lower rates than our clients can obtain on their own because we effectively self-insure for all liability and worker’s compensation claims by maintaining a large per-claim deductible. As a result, we have generated operating income on the insurance provided under our management contracts by focusing on our risk management efforts and controlling losses. Management contract revenue does not include gross customer collections at the managed locations as this revenue belongs to the property owner rather than to us. Management contracts generally provide us with a management fee regardless of the operating performance of the underlying facilities.

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

Effective January 1, 2015, the Company began certain organizational and executive leadership changes to align with how our CODM reviews performance and makes decisions in managing the Company and therefore, changed internal operating segment information reported to the CODM. The operating segments are internally reported as Region One (North), Region Two (South), Region Three (New York Metropolitan tri-state area of New York, New Jersey and Connecticut), Region Four (Airport transportation operations nationwide, Region Five (other reporting units of USA Parking and event planning and transportation services). All prior periods presented have been restated to reflect the new internal reporting to the CODM.

Region One encompasses operations in Delaware, District of Columbia, Illinois, Indiana, Kentucky, Maine, Maryland, Massachusetts, Michigan, Minnesota, Northern California, Ohio, Oregon, Pennsylvania, Rhode Island, Virginia, Washington, West Virginia, Wisconsin and four Canadian provinces of Alberta, Manitoba, Ontario and Quebec.

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

Region Five encompasses other operating segments including USA Parking and event planning and transportation services.

Other consists of ancillary revenue that is not specifically identifiable to a region and insurance reserve adjustments related to prior years.

The following is a summary of revenues (excluding reimbursed management contract revenue), cost of parking services and gross profit by regions for the three months ended March 31, 2015 and 2014:

Three Months ended March 31, 2015 Compared to Three Months ended March 31, 2014

Segment revenue information is summarized as follows (unaudited):

	Three Months Ended March 31,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	Amount	%
Lease contract revenue:

New locations	$3.6	$2.2	$0.8	$0.1	$0.7	$0.1	$16.2	$—	$0.1	$—	$—	$—	$21.4	$2.4	$19.0	792%
Contract expirations	—	1.3	0.2	1.4	0.6	2.8	—	—	—	—	—	—	0.8	5.5	(4.7)	-85%
Same locations	43.2	41.7	30.1	27.2	25.1	25.1	11.4	11.4	0.7	0.7	0.1	0.4	110.6	106.5	4.1	4%
Conversions	0.4	2.1	0.1	0.1	—	—	2.1	—	0.4	—	—	—	3.0	2.2	0.8	36%
Total lease contract revenue	$47.2	$47.3	$31.2	$28.8	$26.4	$28.0	$29.7	$11.4	$1.2	$0.7	$0.1	$0.4	$135.8	$116.6	$19.2	16%
Management contract revenue:
New locations	$1.9	$0.2	$1.9	$0.2	$1.5	$0.4	$0.2	$—	$4.1	$1.1	$—	$—	$9.6	$1.9	$7.7	405%
Contract expirations	0.3	3.1	0.5	3.4	—	0.6	—	0.3	0.3	0.4	—	—	1.1	7.8	(6.7)	-86%
Same locations	17.9	18.1	18.0	16.4	5.2	5.5	24.9	25.0	13.2	11.1	3.7	3.3	82.9	79.4	3.5	4%
Conversions	0.1	0.2	—	0.1	—	—	0.4	0.3	—	0.3	—	—	0.5	0.9	(0.4)	-44%
Total management contract revenue	$20.2	$21.6	$20.4	$20.1	$6.7	$6.5	$25.5	$25.6	$17.6	$12.9	$3.7	$3.3	$94.1	$90.0	$4.1	5%

Parking services revenue—lease contracts.  Lease contract revenue increased $19.2 million, or 16%, to $135.8 million for the three months ended March 31, 2015, compared to $116.6 million for the three months ended March 31, 2014. The increase in lease contract revenue resulted primarily from increases of $19.0 million from new locations, $4.1 million from same locations and $0.8 million from conversions, partially offset by a $4.7 million decrease in revenue from contract expirations.

From a reporting segment perspective, lease contract revenue increased primarily due to new locations in all five regions, same locations increases in regions one and two and conversions in regions four and five. The increase in lease contract revenue was partially offset by decreases in lease contract revenue for contract expirations in regions one, two and three, same locations in other and conversions for region one.  Same locations revenue increases for the aforementioned regions were primarily due to increases in short-term parking and monthly parking revenue.

Revenue associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

Parking services revenue—management contracts. Management contract revenue increased $4.1 million, or 5%, to $94.1 million for the three months ended March 31, 2015, compared to $90.0 million for the three months ended March 31, 2014.  The increase in management contract revenue resulted primarily from increases of $7.7 million from new locations and $3.5 million from same locations, partially offset by a $6.7 million decrease from contract expirations and $0.4 million decrease from conversions.

From a reporting segment perspective, management contract revenue increased primarily due to new locations in all five regions, same locations increases in regions two, five and other, and conversions in region four, which was partially offset by decreases in revenue for contract expirations in all five regions, same locations in regions one, three and four and conversions in regions one, two and five. The increases in same locations revenue for the aforementioned regions were primarily due to increases in other ancillary services.

Revenue associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

Reimbursed management contract revenue. Reimbursed management contract revenue increased $5.1 million, or 3%, to $174.3 million for the three months ended March 31, 2015, compared to $169.2 million for the three months ended March 31, 2014. This increase resulted from additional reimbursements for costs incurred on behalf of owners.

Segment cost of parking services information is summarized as follows (unaudited):

	Three Months Ended March 31,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	Amount	%
Cost of parking services lease contracts:
New locations	$3.2	$2.1	$0.7	$0.1	$0.6	$0.4	$16.2	$—	$0.1	$—	$—	$—	$20.8	$2.6	$18.2	700%
Contract expirations	—	1.5	0.1	1.1	0.6	2.6	—	—	—	—	—	—	0.7	5.2	(4.5)	-87%
Same locations	42.2	41.1	25.8	23.6	25.7	25.3	10.6	10.8	0.6	0.6	(0.4)	0.8	104.5	102.2	2.3	2%
Conversions	0.3	1.9	0.1	0.1	—	—	2.0	—	0.3	—	—	—	2.7	2.0	0.7	35%
Total cost of parking services lease contracts	$45.7	$46.6	$26.7	$24.9	$26.9	$28.3	$28.8	$10.8	$1.0	$0.6	$(0.4)	$0.8	$128.7	$112.0	$16.7	15%
Cost of parking services management contracts:
New locations	$1.3	$0.1	$1.1	$—	$1.2	$0.4	$0.1	$—	$3.1	$0.9	$—	$—	$6.8	$1.4	$5.4	386%
Contract expirations	0.2	2.2	0.4	1.9	—	0.2	—	0.2	0.3	0.3	—	—	0.9	4.8	(3.9)	-81%
Same locations	9.3	10.3	10.9	9.6	2.1	2.2	19.6	19.4	10.4	7.9	(0.3)	3.2	52.0	52.6	(0.6)	-1%
Conversions	—	0.1	—	—	—	—	0.3	—	—	0.3	—	—	0.3	0.4	(0.1)	-25%
Total cost of parking services management contracts	$10.8	$12.7	$12.4	$11.5	$3.3	$2.8	$20.0	$19.6	$13.8	$9.4	$(0.3)	$3.2	$60.0	$59.2	$0.8	1%

Cost of parking services—lease contracts.  Cost of parking services for lease contracts increased $16.7 million, or 15%, to $128.7 million for the three months ended March 31, 2015 compared to $112.0 million for the three months ended March 31, 2014.  The increase in cost of parking services for lease contracts resulted primarily from increases of $18.2 million from new locations, $2.3 million from same locations and $0.7 million from conversions, partially offset by a $4.3 million decrease from contract expirations.

From a reporting segment perspective, cost of parking services for lease contracts increased primarily due to new locations in all five regions, same locations in regions one, two and three and conversions in regions four and five, partially offset by decreases in same locations in region four and other, conversions in region one and contract expirations in regions one, two, and three.  Same locations costs increased primarily due general increases in operating expenses and higher lease rent expense, primarily as a result of contingent rental payments on the increase in revenue for same locations, partially offset by a decrease in health benefit costs.

Cost of parking services associated with contract expirations relates to contacts that have expired, however, we were operating the facility in the comparative period presented.

Cost of parking services—management contracts.  Cost of parking services for management contracts increased $0.8 million, or 1%, to $60.0 million for the three months ended March 31, 2015, compared to $59.2 million for the three months ended March 31, 2014. The increases in cost of parking services for management contracts resulted primarily from increases of $5.4 million from new locations, partially offset by a $3.9 million decrease from contract expirations, and $0.6 million decrease from same locations costs and $0.1 million decrease from conversions.

From a reporting segment perspective, cost of parking services for management contracts increased primarily due to new locations in all five regions, same locations in regions two, four and five and conversions in region four, partially offset by decreases in cost of parking services for management contracts for same locations in regions one, three and other, conversions in regions one and five and contract expirations in regions one, two, three and four. Same locations costs decreased primarily due decreases in costs associated with reverse management contracts and cost of providing management services and a decrease in health benefit costs and prior year insurance reserve adjustments. The decrease in the other region for same locations was primarily attributed to prior year insurance reserve adjustments and certain costs that are not specifically identifiable to a region.

Revenue associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

Reimbursed management contract expense. Reimbursed management contract expense increased $5.1 million, or 3%, to $174.3 million for the three months ended March 31, 2015, compared to $169.2 million for the three months ended March 31, 2014. This increase resulted from additional reimbursements for costs incurred on behalf of owners.

Segment gross profit/gross profit percentage information is summarized as follows (unaudited):

	Three Months Ended March 31,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	Amount	%
Gross profit lease contracts:
New locations	$0.4	$0.1	$0.1	$—	$0.1	$(0.3)	$—	$—	$—	$—	$—	$—	$0.6	$(0.2)	$0.8	-400%
Contract expirations	—	(0.2)	0.1	0.3	—	0.2	—	—	—	—	—	—	0.1	0.3	(0.2)	-67%
Same locations	1.0	0.6	4.3	3.6	(0.6)	(0.2)	0.8	0.6	0.1	0.1	0.5	(0.4)	6.1	4.3	1.8	42%
Conversions	0.1	0.2	—	—	—	—	0.1	—	0.1	—	—	—	0.3	0.2	0.1	50%
Total gross profit lease contracts	$1.5	$0.7	$4.5	$3.9	$(0.5)	$(0.3)	$0.9	$0.6	$0.2	$0.1	$0.5	$(0.4)	$7.1	$4.6	$2.5	54%

	(Percentages)
Gross profit percentage lease contracts:
New locations	11%	5%	13%	0%	14%	-300%	0%	N/A	0%	N/A	N/A	N/A	3%	-8%
Contract expirations	N/A	-15%	50%	21%	0%	7%	N/A	N/A	N/A	N/A	N/A	N/A	13%	5%
Same locations	2%	1%	14%	13%	-2%	-1%	7%	5%	14%	14%	N/A	N/A	6%	4%
Conversions	25%	10%	0%	0%	N/A	N/A	5%	N/A	25%	N/A	N/A	N/A	10%	9%
Total gross profit percentage	3%	1%	14%	14%	-2%	-1%	3%	5%	17%	14%	N/A	N/A	5%	4%

Gross profit management contracts:
New locations	$0.6	$0.1	$0.8	$0.2	$0.3	$—	$0.1	$—	$1.0	$0.2	$—	$—	$2.8	$0.5	$2.3	460%
Contract expirations	0.1	0.9	0.1	1.5	—	0.4	—	0.1	—	0.1	—	—	0.2	3.0	(2.8)	-93%
Same locations	8.6	7.8	7.1	6.8	3.1	3.3	5.3	5.6	2.8	3.2	4.0	0.1	30.9	26.8	4.1	15%
Conversions	0.1	0.1	—	0.1	—	—	0.1	0.3	—	—	—	—	0.2	0.5	(0.3)	-60%
Total gross profit management contracts	$9.4	$8.9	$8.0	$8.6	$3.4	$3.7	$5.5	$6.0	$3.8	$3.5	$4.0	$0.1	$34.1	$30.8	$3.3	11%

	(Percentages)
Gross profit percentage management contracts:
New locations	32%	50%	42%	100%	20%	0%	50%	N/A	24%	18%	N/A	N/A	29%	26%
Contract expirations	33%	29%	20%	44%	N/A	67%	N/A	33%	0%	25%	N/A	N/A	18%	38%
Same locations	48%	43%	39%	41%	60%	60%	21%	22%	21%	29%	N/A	N/A	37%	34%
Conversions	100%	50%	N/A	100%	N/A	N/A	25%	100%	N/A	0%	N/A	N/A	40%	56%
Total gross profit percentage	47%	41%	39%	43%	51%	57%	22%	23%	22%	27%	N/A	N/A	36%	34%

Gross profit—lease contracts. Gross profit for lease contracts increased $2.5 million, or 54%, to $7.1 million for the three months ended March 31, 2015, compared to $4.6 million for three months ended March 31, 2014. Gross profit percentage for lease contracts increased to 5% for the three months ended March 31, 2015, compared to 4% for the three months ended March 31, 2014. Gross profit for lease contracts increased primarily as a result of increases in gross profit for same locations, new locations and conversions, partially offset by decreases in gross profit for contract expirations.

From a reporting segment perspective, gross profit for lease contracts increased primarily due to new locations in regions one, two, and three, same locations for regions two, four and other, contract expirations in region one and conversions in regions four and five, partially offset by decreases to gross profit for contract expirations in regions two and three, same locations in region three and conversions in region one. Gross profit for lease contracts on same locations increased primarily due to increases in short-term and monthly parking revenue and decreases in health benefit costs, partially offset by general increases in operating costs and higher lease rent expense, as a result of higher contingent rental payments on increased revenue.

Gross profit associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

Gross profit—management contracts. Gross profit for management contracts increased $3.3 million, or 11%, to $34.1 million for the three months ended March 31, 2015 compared to $30.8 million the three months ended March 31, 2014. Gross profit percentage for management contracts increased to 36% for three months ended March 31, 2015, compared to 34% for March 31, 2014. The increase in gross profit for management contracts was primarily as a result of new and same locations, partially offset by decreases in contract expirations and conversions.

From a reporting segment perspective, gross profit for management contracts increased primarily due to new locations in all five regions, same locations in regions one, two, and other, partially offset by decreases to gross profit for contract expirations in all five regions, same locations in regions three, four and five, and conversions in regions two and four. Gross profit for management contracts increased on same locations primarily as a result of increases in revenue for other ancillary services, decreases in costs associated with reverse management contracts and cost of providing management services and decreases in health benefit costs and prior year insurance adjustments.

The Other region amounts in same locations primarily represent prior year insurance reserve adjustments and amounts that are not specifically identifiable to a specific region.

Gross profit associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

General and administrative expenses. General and administrative expenses decreased $0.4 million, or 2%, to $25.7 million for the three months ended March 31, 2015, compared to $26.1 million for the three months ended March 31, 2014.  The decrease was primarily related to better expense control and lower transaction related expenses incurred for the Parkmobile LLC joint venture transaction that was completed in the fourth quarter 2014, partially offset by increases in expected pay-out under our performance based compensation programs.

Depreciation and amortization. Depreciation and amortization increased $0.8 million, or 11%, to $7.9 million for the three months ended March 31, 2015, as compared to $7.2 million for the three months ended March 31, 2014. This increase was primarily a result of an increase in amortization and depreciation for investments in information system enhancements and infrastructure.

Interest expense Interest expense was $4.2 million for the three months ended March 31, 2015 as compared to $4.8 million for the three months ended March 31, 2014.  The decrease in interest expense was primarily related to decreases in average borrowing rates and reductions in amounts outstanding under our Credit Facility and Restated Credit Facility.

Interest income. Interest income was $0.1 million for the three months ended March 31, 2015 and 2014.

Equity in losses from investment in unconsolidated entity. Equity in losses from investment in unconsolidated entity was $0.5 million for the three months ended March 31, 2015. There was no comparable expense for equity in losses from investment in unconsolidated entity during the three months ended March 31, 2014.

Income tax expense. Income tax expense increased $8.7 million to $1.3 million for the three months ended March 31, 2015, as compared to a benefit of $7.4 million for the three months ended March 31, 2014. Our effective tax rate was 43% for the three months ended March 31, 2015 and a benefit of 281% for the three months ended March 31, 2014. The effective tax rate for the three months ended March 31, 2014 included a discrete benefit of approximately $6.4 million for the reversal of a valuation allowance for a deferred tax asset established for historical net operating losses attributable to the State of New York. The valuation allowance was reversed in the first quarter 2014 due to the New York tax law changes effective March 31, 2014, which resulted in the Company determining that the future benefit of the net operating loss carryforwards were more likely than not to be realized.

Liquidity and Capital Resources

Outstanding Indebtedness

On March 31, 2015, we had total indebtedness of approximately $267.2 million, net of original discount on borrowings of $2.2 million, an increase of $13.8 million from December 31, 2014.

The $267.2 million in total indebtedness as of March 31, 2015 includes:

•                  $264.9 million under our Restated Senior Credit Facility, net of original discount on borrowings of $2.2 million; and

•                  $2.2 million of other debt obligations, which includes capital lease obligations and other indebtedness.

We believe that our cash flow from operations, combined with availability under our Restated Senior Credit Facility, which amounted to $75.7 million at March 31, 2015, will be sufficient to enable us to repay our indebtedness, and to fund other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before their respective maturities. We believe that we will be able to refinance our indebtedness on commercially reasonable terms.

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

Pursuant to the terms, and subject to the conditions, of the Credit Agreement, the Lenders made available to the Company a secured Senior Credit Facility (the “Senior Credit Facility”) that permitted aggregate borrowings of $450.0 million consisting of (i) a revolving credit facility of up to $200.0 million at any time outstanding, which included a letter of credit facility that was limited to $100.0 million at any time outstanding, and (ii) a term loan facility of $250.0 million. The Senior Credit Facility was due to mature on October 2, 2017.

The Credit Agreement required us to make mandatory repayments of principal within 90 days of each fiscal year-end provided that certain excess cash is available, as defined within the Credit Agreement. In March 2014, we made a mandatory principal repayment of $7,940, as provided under the Credit Agreement.

Amended and Restated Credit Facility

On February 20, 2015 (Amended and Restatement Date), we entered into an Amended and Restated Credit Agreement (the “Restated Credit Agreement”). The Restated Credit Facility reflects modifications to, and an extension of, the Credit Agreement. As indicated above, the Credit Agreement was due to mature on October 2, 2017. Loans under the Credit Agreement could be paid before maturity in whole or in part at the Company’s option without penalty or premium. As of the Amended and Restatement Date, the Company had $200.0 million and $93.9 million outstanding under the term loan facility and revolving term facility, respectively. The Company had $53.4 million of letters of credit outstanding at the time of the termination of the Credit Agreement, of which $53.4 million of letters of credit were incorporated into the Restated Secured Credit Facility.

On the Amended and Restatement Date, we entered into the Restated Credit Agreement with Bank of America, N.A. (“Bank of America”), as administrative agent, an issuing lender and swing-line lender; Wells Fargo Bank, N.A., as an issuing lender and syndication agent; U.S. Bank National Association, First Hawaiian Bank and BMO Harris Bank N.A., as co-documentation agents; Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as joint lead arrangers and joint book managers; and the lenders party thereto (the “Lenders”).

Pursuant to the terms, and subject to the conditions, of the Restated Credit Agreement, the Lenders have made available to the Company a senior secured credit facility (the “Restated Senior Credit Facility”) that permits aggregate borrowings of $400.0 million consisting of (i) a revolving credit facility of up to $200.0 million at any time outstanding, which includes a $100.0 million sublimit for letters of credit and a $20.0 million sublimit for swing-line loans, and (ii) a term loan facility of $200.0 million (reduced from $250.0 million). The Company may request increases of the revolving credit facility in an aggregate additional principal amount of $100.0 million. The Restated Senior Credit Facility matures on February 20, 2020.

The entire amount of the term loan portion of the Restated Senior Credit Facility had been drawn by the Company as of the Amended and Restatement Date (including approximately $10.4 million drawn on such date) and is subject to scheduled quarterly amortization of principal as follows: (i) $15.0 million in the first year, (ii) $15.0 million in the second year, (iii) $20.0 million in the third year, (iv) $20.0 million in the fourth year, (v) $20.0 million in the fifth year and (vi) $110.0 million in the sixth year. The Company also had outstanding borrowings of $147.3 million (including $53.4 million in letters of credit) under the revolving credit facility as of the Amended and Restatement Date.

Borrowings under the Restated Senior Credit Facility bear interest, at the Company’s option, (i) at a rate per annum based on the Company’s consolidated total debt to EBITDA ratio for the 12-month period ending as of the last day of the immediately preceding fiscal quarter, determined in accordance with the pricing levels set forth in the Restated Credit Agreement (the “Applicable Margin”), plus LIBOR or (ii) the Applicable Margin plus the highest of (x) the federal funds rate plus 0.5%, (y) the Bank of America prime rate and (z) a daily rate equal to LIBOR plus 1.0%. (the highest of (x), (y) and (z), the “Base Rate”), except that all swing-line loans will bear interest at the Base Rate plus the Applicable Margin.

Under the terms of the Restated Credit Agreement, the Company is required to maintain a maximum consolidated total debt to EBITDA ratio of not greater than 4.0 to 1.0 as of the end of any fiscal quarter ending during the period from the Amended and Restatement Date through September 30, 2015, (ii) 3.75 to 1.0 as of the end of any fiscal quarter ending during the period from October 1, 2015 through September 30, 2016, and (iii) 3.5 to 1.0 as of the end of any fiscal quarter ending thereafter. In addition, the Company is required to maintain a minimum consolidated fixed charge coverage ratio of not less than 1:25:1.0.

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

Each wholly-owned domestic subsidiary of the Company (subject to certain exceptions set forth in the Restated Credit Agreement) has guaranteed all existing and future indebtedness and liabilities of the other guarantors and the Company arising under the Restated Credit Agreement. The Company’s obligations under the Restated Credit Agreement and such domestic subsidiaries’ guaranty obligations are secured by substantially all of their respective assets.

The Company was in compliance with all covenants as of March 31, 2015.

As of March 31, 2015, the Company had $75.7 million of borrowing availability under Restated the Credit Agreement, of which the Company could have borrowed $75.7 million on March 31, 2015 and remained in compliance with the above described covenants as of such date. The additional borrowing availability under the Restated Credit Agreement is limited only as of the Company’s fiscal quarter-end by the covenant restrictions described above. At March 31, 2015, the Company had $53.4 million of letters of credit outstanding under the Restated Senior Credit Facility, with aggregate borrowings against the Restated Senior Credit Facility of $267.1 million (excluding original discount on borrowings of $2.2 million).

In connection with and effective upon the execution and delivery of the Restated Credit Agreement on February 20, 2015, we recorded losses on extinguishment of debt, relating to original issue discount and debt issuance costs, of $0.6 million.

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

Certain lease contracts acquired in the Central Merger include provisions allocating responsibility to us for structural or other improvement and repair costs required to be made to the leased property, including improvement and repair costs arising as a result of ordinary wear and tear. During the three months ended March 31, 2015 and 2014, we recorded $0.1 million and $0.1 million, respectively, of costs (net of expected recovery of 80% of the total cost through the applicable indemnity discussed in Note 5. Acquisition) in Cost of Parking Services-Leases within the Consolidated Statements of Income for structural and other improvement and repair costs related to certain lease contracts acquired in the Central Merger, whereby we have expensed repair costs for certain leases and engaged a third-party general contractor to complete certain defined structural and other improvement and repair projects. We expect to incur substantial additional costs for certain structural or other improvement and repair costs pursuant to the contractual requirements of certain lease contracts acquired in the Central Merger.  Based on information available at this time, we currently estimate the total structural and other improvement and repair costs related to these lease contracts acquired in the Central Merger to be between $7.0 million and $22.0 million; however, we continue to assess and determine the full extent of the repairs required and estimated costs associated with the lease contracts required in the Central Merger.  We currently expect to recover 80% of the Structural and Repair Costs incurred prior to October 1, 2015 through the applicable indemnity discussed further in Note 3. Acquisitions of our condensed consolidated financial statements. While we are unable to estimate with certainty when such costs will be incurred, it is expected that all or a substantial majority of these costs will be incurred in mid-calendar year 2015 and prior to October 1, 2015.

Interest Rate Swap Transactions

On October 25, 2012, the Company entered into Interest Rate Swap transactions (collectively, the “Interest Rate Swaps”) with each of JPMorgan Chase Bank, N.A., Bank of America, N.A. and PNC Bank, N.A. in an initial aggregate Notional Amount of $150.0 million (the “Notional Amount”). The Interest Rate Swaps have an effective date of October 31, 2012 and a termination date of September 30, 2017. The Interest Rate Swaps effectively fix the interest rate on an amount of variable interest rate borrowings under the Credit Agreement, originally equal to the Notional Amount at 0.7525% per annum plus the applicable margin rate for LIBOR loans under the Credit Agreement, determined based upon the Company’s consolidated total debt to EBITDA ratio. The Notional Amount is subject to scheduled quarterly amortization that coincides with quarterly prepayments of principal under the Credit Agreement. These Interest Rate Swaps are classified as cash flow hedges, and we calculate the effectiveness of the hedge on a monthly basis. The ineffective portion of the cash flow hedge is recognized in earnings as an increase of interest expense. As of March 31, 2015, no ineffectiveness of the hedge has been recognized. The fair value of the Interest Rate Swaps at March 31, 2015 and December 31, 2014 was an asset of $0.1 million and $0.6 million, respectively, and is included in Prepaid Expenses and Other within the Consolidated Balance Sheet.

We do not enter into derivative instruments for any purpose other than for cash flow hedging purposes.

Deficiency Payments

Pursuant to our obligations with respect to the parking garage operations at Bradley International Airport, we are required to make certain deficiency payments for the benefit of the State of Connecticut and for holders of special facility revenue bonds. The deficiency payments represent contingent interest bearing advances to the trustee to cover operating cash flow requirements. As of March 31, 2015, we had made $13.3 million of cumulative deficiency payments to the trustee, net of reimbursements. Deficiency payments made are recorded as increases to cost parking services and the reimbursements are recorded as reductions to cost of parking services. We believe these advances to be fully recoverable and will recognize the principal, interest and premium payments related to these deficiency payments when they are received. We do not directly guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.

We received deficiency repayments (net of deficiency payments made) of $5 thousand in the three months ended March 31, 2015 compared to $93 thousand in the three months ended March 31, 2014. We received and recognized $8 thousand in interest and $43 thousand in premium on deficiency repayments from the trustee in the three months ended March 31, 2015. We received and recognized $nil interest and $14 thousand in premium on deficiency repayments from the trustee in the three months ended March 31, 2014.

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

Summary of Cash Flows

	Three Months Ended
	March 31, 2015	March 31, 2014
Net cash used in operating activities	$(6.1)	$(9.7)
Net cash used in investing activities	$(5.1)	$(3.4)
Net cash provided by financing activities	$12.0	$14.2

Net Cash Used in Operating Activities

Our primary sources of funds are cash flows from operating activities and changes in working capital. Net cash used in operating activities totaled $6.1 million for the three months ended March 31, 2015. Cash used in operating activities for the first three months of 2015 included changes in operating assets and liabilities that resulted in a use of $16.9 million, partially offset by cash provided by operations of $10.7 million.  The net decrease in changes in operating assets and liabilities resulted primarily from; (i) an increase in notes and accounts receivables of $6.2 million primarily due to timing on payments from our clients; (ii) an decrease in accounts payable of $4.7 million which resulted primarily from the reduction of payments owed to our clients that are under management contracts as described under “Daily Cash Collections”; and (iii) a $12.6 million decrease in accrued compensation, partially related to the payment of our performance-based compensation accrual during first quarter 2015, other payroll withholding accruals, deposits from customers and accrued income, property and sales taxes offset by (iv) a net decrease in prepaid and other assets of $6.5 million, primarily related to an decrease in prepaid payroll and advances and deposits with vendors.

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

Net Cash Used in Investing Activities

Net cash used in investing activities totaled $5.1 million in the three months ended March 31, 2015. Cash used in investing activities for the three months ended March 31, 2015 included (i) $2.6 million for capital investments needed to secure and/or extend lease facilities and investments in information system enhancements and infrastructure and (ii) $2.4 million for cost of contract purchases.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities totaled $12.0 million in the three months ended March 31, 2015. Cash provided by financing activities for the three months ended March 31, 2015 included (i) net proceeds from the Senior Credit Facility/Restated Credit Facility revolver of $7.1 million; and (ii) net proceeds from the term loan of $6.2 million; partially offset by, (iii) $0.7 million for payments of debt issuance costs; (iv) $0.5 million of distributions to noncontrolling interest; and (v) $0.1 million for payments on redemption of convertible debentures and other long-term debt obligations.

Net cash provided by financing activities totaled $14.2 million in the first three months of 2014. Cash provided by financing activities for the first three months of 2014 included $15.2 million of net proceeds on our Senior Credit Facility, partially offset by $0.8 million distributed to non-controlling interests and $0.2 million on contingent payments for businesses acquired and other long-term debt obligations.

Cash and Cash Equivalents

We had cash and cash equivalents of $18.8 million and $18.2 million at March 31, 2015 and December 31, 2014, respectively.  Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements were $1.2 million and $0.5 million as of March 31, 2015 and December 31, 2014, respectively, and are included within Cash and Cash Equivalents within the Consolidated Balance Sheet.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Form 10-K for the year-ended December 31, 2014.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we conducted an evaluation, under supervision and with the participation of management, including the chief executive officer, chief financial officer and corporate controller, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2015. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer, principal financial officer and principal accounting officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2. Unregistered Sales of Equity and Use of Proceeds

There were no sales or repurchases of stock in the three months ended March 31, 2015.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Index to Exhibits

Exhibit Number	Description

10.1

Amended and Restated Credit Agreement, dated as of February 20, 2015, by and among the Company, Bank of America, N.A., as administrative agent, an issuing lender and wing-line lender; Wells Fargo Bank, N.A., as an issuing lender and syndication agent; U.S. Bank National Association, First Hawaiian Bank and BMO Harris Bank N.A., as co-documentation agents; Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities LLC and J.P. Morgan Securities LLC, as joint lead arrangers and joint book managers, and the lenders party thereto (incorporated by reference to exhibit 10.1.2 of the Company’s Annual Report on Form 10-K filed for December 31, 2014).

31.1*	Section 302 Certification dated May 7, 2015 for G Marc Baumann, Director, President and Chief Executive Officer (Principal Executive Officer).

31.2*	Section 302 Certification dated May 7, 2015 for Vance C. Johnston, Chief Financial Officer and Treasurer (Principal Financial Officer).

31.3*	Section 302 Certification dated May 7, 2015 for Kristopher H. Roy, Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer).

32**	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 7, 2015.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*              Filed herewith

**         Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SP PLUS CORPORATION

Dated: May 7, 2015	By:	/s/ G MARC BAUMANN
G Marc Baumann
Director, President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 7, 2015	By:	/s/ VANCE C. JOHNSTON
Vance C. Johnston
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Dated: May 7, 2015	By:	/s/ KRISTOPHER H. ROY
Kristopher H. Roy
Vice President, Corporate Controller
and Assistant Treasurer
(Principal Accounting Officer and Duly Authorized Officer)