Form 10-Q
period 2015-06-30
SP Plus Corp
filed 2015-08-06
CIK 1059262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 3, 2015, there were 22,214,430 shares of common stock of the registrant outstanding.

PART I. FINANCIAL INFORMATION

Item1. Financial Statements

SP Plus Corporation

Condensed Consolidated Balance Sheets

(in thousands, except for share and per share data)	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Cash and cash equivalents	$23,786	$18,196
Notes and accounts receivable, net	115,168	109,287
Prepaid expenses and other	10,759	17,776
Deferred taxes	10,984	10,992
Total current assets	160,697	156,251
Leasehold improvements, equipment, land and construction in progress, net	39,874	42,784
Other assets
Advances and deposits	5,206	6,693
Intangible assets, net	83,454	91,028
Favorable acquired lease contracts, net	43,389	48,268
Equity investments in unconsolidated entities	19,784	20,660
Other assets, net	18,533	16,697
Cost of contracts, net	11,371	10,481
Goodwill	432,591	432,888
Total other assets	614,328	626,715
Total assets	$814,899	$825,750
Liabilities and stockholders’ equity
Accounts payable	$97,944	$106,519
Accrued and other current liabilities	91,130	103,844
Current portion of obligations under senior credit facility and other long-term borrowings	15,959	15,567
Total current liabilities	205,033	225,930
Deferred taxes	—	5,814
Long-term obligations under senior credit facility and other long-term borrowings	242,725	237,833
Unfavorable acquired lease contracts, net	55,756	61,350
Other long-term liabilities	69,212	65,011
Total noncurrent liabilities	367,693	370,008
Stockholders’ equity
Preferred Stock, par value $0.01 per share; 5,000,000 shares authorized as of June 30, 2015 and December 31, 2014; no shares issued	—	—
Common stock, par value $0.001 per share; 50,000,000 shares authorized as of June 30, 2015 and December 31, 2014; 22,127,725 shares issued and outstanding as of June 30, 2015 and December 31, 2014	22	22
Additional paid-in capital	245,934	243,867
Accumulated other comprehensive income (loss)	(797)	(205)
Accumulated deficit	(3,480)	(14,581)
Total SP Plus Corporation stockholders’ equity	241,679	229,103
Noncontrolling interest	494	709
Total shareholders’ equity	242,173	229,812
Total liabilities and stockholders’ equity	$814,899	$825,750

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation

Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
(in thousands, except for share and per share data, unaudited)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Parking services revenue
Lease contracts	$146,454	$124,958	$282,269	$241,593
Management contracts	88,305	84,931	182,363	174,886
Reimbursed management contract revenue	170,856	164,539	345,137	333,717
Total revenue	405,615	374,428	809,769	750,196
Cost of parking services
Lease contracts	134,474	111,979	263,167	224,063
Management contracts	53,850	50,016	113,840	109,230
Reimbursed management contract expense	170,856	164,539	345,137	333,717
Total cost of parking services	359,180	326,534	722,144	667,010
Gross profit
Lease contracts	11,980	12,979	19,102	17,530
Management contracts	34,455	34,915	68,523	65,656
Total gross profit	46,435	47,894	87,625	83,186
General and administrative expenses	24,739	24,996	50,412	51,062
Depreciation and amortization	8,165	7,730	16,099	14,893
Operating income	13,531	15,168	21,114	17,231
Other expenses (income)
Interest expense	3,062	4,811	7,105	9,620
Interest income	(40)	(94)	(100)	(192)
Equity in losses from investment in unconsolidated entity	353	—	824	—
Total other expenses (income)	3,375	4,717	7,829	9,428
Income before income taxes	10,156	10,451	13,285	7,803
Income tax provision (benefit)	(385)	4,254	950	(3,184)
Net income	10,541	6,197	12,335	10,987
Less: Net income attributable to noncontrolling interest	784	890	1,236	1,377
Net income attributable to SP Plus Corporation	$9,757	$5,307	$11,099	$9,610
Common stock data
Net income per share
Basic	$0.44	$0.24	$0.50	$0.44
Diluted	$0.43	$0.24	$0.49	$0.43
Weighted average shares outstanding
Basic	22,145,190	21,991,965	22,136,458	21,984,912
Diluted	22,521,832	22,398,886	22,505,403	22,375,377

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
(in thousands, unaudited)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Net income	$10,541	$6,197	$12,335	$10,987
Other comprehensive loss	(110)	(209)	(592)	(193)
Comprehensive income	10,431	5,988	11,743	10,794
Less: comprehensive income attributable to noncontrolling interest	784	890	1,236	1,377
Comprehensive income attributable to SP Plus Corporation	$9,647	$5,098	$10,507	$9,417

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
(in thousands, unaudited)	June 30, 2015	June 30, 2014

Operating activities
Net income	$12,335	$10,987
Adjustments to reconcile net income to net cash provided by operations
Depreciation and amortization	16,284	14,885
Net accretion of acquired lease contracts	(715)	(801)
Net loss on sale and abandonment of assets	118	244
Amortization of debt issuance costs	488	674
Amortization of original discount on borrowings	349	590
Write-off of debt issuance costs and original discount on borrowings	634	115
Non-cash stock-based compensation	2,133	1,941
Provisions for losses on accounts receivable	191	469
Excess tax benefit related to vesting of restricted stock units	—	87
Deferred income taxes	(6,288)	(6,804)
Net change in operating assets and liabilities	(15,355)	667
Net cash provided by operating activities	10,174	23,054
Investing activities
Purchase of leasehold improvements and equipment	(4,197)	(8,149)
Cost of contracts purchased	(2,686)	(662)
Proceeds from sale of assets	216	146
Capitalized interest	—	(17)
Contingent payments for a business acquired	—	(260)
Net cash used in investing activities	(6,667)	(8,942)
Financing activities
Tax benefit from vesting of restricted stock units	—	(87)
Contingent payments for businesses acquired	(57)	(141)
Proceeds from Senior Credit Facility and Restated Credit Facility revolver, net	2,300	6,800
Proceeds (payments) from Senior Credit Facility and Restated Credit Facility term loan, net	2,455	(19,190)
Payments of debt issuance costs for Restated Credit Facility	(888)	—
Distribution to noncontrolling interest	(1,209)	(1,372)
Redemption of convertible debentures	(68)	—
Borrowings (payments) on other long-term debt obligations	(155)	214
Net cash provided by (used in) financing activities	2,378	(13,776)
Effect of exchange rate changes on cash and cash equivalents	(295)	57
Increase in cash and cash equivalents	5,590	393
Cash and cash equivalents at beginning of period	18,196	23,158
Cash and cash equivalents at end of period	$23,786	$23,551

Supplemental disclosures
Cash paid (received) during the period for
Interest	$5,788	$7,168
Income taxes, net	$9,212	$(3,139)

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures normally included in the Consolidated Balance Sheets, Statements of Income, Comprehensive Income and Cash Flows prepared in conformity with U.S. GAAP have been condensed or omitted as permitted by such rules and regulations.

In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2015 are not necessarily indicative of the results that might be expected for any other interim period or the fiscal year ended December 31, 2015. The financial statements presented in this report should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed on March 6, 2015.

Cash and cash equivalents

Cash equivalents represent funds temporarily invested in money market instruments with maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value. Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements was $748 and $465 as of June 30, 2015 and December 31, 2014, respectively, and are included within Cash and cash equivalents within the Consolidated Balance Sheets.

Financial Instruments

The carrying values of Cash and cash equivalents, Accounts receivable and Accounts payable approximate their fair value due to the short-term nature of these financial instruments. Book overdrafts of $26,920 and $30,782 are included within Accounts payable within the Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, respectively. Long-term debt has a carrying value that approximates fair value because these instruments bear interest at variable market rates.

Equity Investments in Unconsolidated Entities

The Company has ownership interests in forty-five partnerships, joint ventures or similar arrangements that operate parking facilities, of which twenty-nine are VIEs and seventeen are voting interest model entities where the Company’s ownership interests range from 30-50 percent and for which there are no indicators of control. The Company accounts for such investments under the equity method of accounting, and its underlying share of each investee’s equity is included in Equity investments in unconsolidated entities within the Consolidated Balance Sheets. As the operations of these entities are consistent with the Company’s underlying core business operations, the equity in earnings of these investments are included in Parking services revenue—Lease contracts within the Consolidated Financial Statements of Income. The equity earnings in these related investments was $526 and $531 for the three months ended June 30, 2015 and 2014, respectively, and $930 and $981 for the six months ended June 30, 2015 and 2014, respectively.

In October 2014, the Company entered into an agreement to establish a joint venture with Parkmobile USA, Inc. (“Parkmobile USA”) and contributed all of the assets and liabilities of its proprietary Click and Park parking prepayment business in exchange for a 30 percent interest in the newly formed legal entity called Parkmobile, LLC (“Parkmobile”). The joint venture of Parkmobile will provide on-demand and prepaid transaction processing for on- and off-street parking and transportation services. The contribution of the Click and Park business in the joint venture resulted in a loss of control of the business, and therefore it was deconsolidated from the Company’s financial statements. The Company accounts for its investment in the joint venture with Parkmobile using the equity method of accounting, and its underlying share of equity in Parkmobile is included in Equity investments in unconsolidated entities within the Consolidated Balance Sheets.  The equity earnings in the Parkmobile joint venture is included in Equity in losses from investment in unconsolidated entity within the Consolidated Statements of Income.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The amendments in ASU No. 2014-09 create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry specific revenue recognition guidance. In addition, the amendments supersede the cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contract, and create a new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The amendments are effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2017. Early adoption is not permitted. The Company is currently assessing the impact of adopting this standard on the Company’s financial position, results of operations, cash flows and financial statement disclosures.

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

Certain lease contracts acquired in the Central Merger include provisions allocating to the Company responsibility for the cost of certain structural and other repairs required to be made to the leased property, including improvement and repair costs arising as a result of ordinary wear and tear. The Company recorded $1,983 and $841 during the three months ended June 30, 2015 and 2014, respectively, and $2,078 and $942 during the six months ended June 30, 2015 and 2014, respectively, of costs (net of expected recovery of the total cost through the applicable indemnity discussed further below and in Note 3. Acquisitions) in Cost of parking services—Lease contracts within the Consolidated Statements of Income for structural and other repair costs related to certain lease contracts acquired in the Central Merger, whereby the Company has expensed repair costs for certain leases and  engaged third-party general contractors to complete certain structural and other repair projects. The Company expects to incur substantial additional costs for certain structural and other repair costs pursuant to the contractual requirements of certain lease contracts acquired in the Central Merger (“Structural and Repair Costs”). Based on information available at this time, the Company currently expects the additional Structural and Repair Costs to be between $5,000 and $20,000; however, the Company continues to determine the extent of the required repairs and costs associated with the lease contracts acquired in the Central Merger. The Company currently expects to recover 80% of the Structural and Repair Costs incurred prior to October 2, 2015 through the applicable indemnity discussed further in Note 3. Acquisitions. While the Company is unable to estimate with certainty when such costs will be incurred, it is expected that all or a substantial majority of these costs will be incurred prior to October 2, 2015.

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

Pursuant to the Merger Agreement, the Company is entitled to indemnification from Central’s former stockholders (i) if and to the extent Central’s combined net debt and the absolute value of Central’s negative working capital (as determined in accordance with the Merger Agreement) (the “Net Debt Working Capital”) exceeded $285,000 (the “Upper Threshold”) as of September 30, 2012 and (ii) for certain defined adverse consequences as set forth in the Merger Agreement (including with respect to Structural and Repair Costs). Pursuant to the Merger Agreement, Central’s former stockholders are required to satisfy certain indemnity obligations, which are capped at the Cash Consideration Amount (the “Capped Items”) only through a reduction of the Cash Consideration. For certain other indemnity obligations set forth in the Merger Agreement which are not capped at the Cash Consideration Amount (the “Uncapped Items”), including the Net Debt Working Capital indemnity obligations described above, Central’s former stockholders may satisfy any amount payable pursuant to such indemnity obligations as follows (provided that the Company reserves the right to reject the cash and stock alternatives and choose to reduce the Cash Consideration):

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

The Company has determined and concluded that the Net Debt Working Capital was $297,332 as of September 30, 2012 and that, accordingly, the Net Debt Working Capital exceeded the threshold by $12,332.  In addition, the Company has determined that it currently has indemnity claims of $18,756 for certain defined adverse consequences (including indemnity claims with respect to Structural and Repair Costs incurred through June 30, 2015) and the Company expects to have additional indemnity claims in the future as new matters arise. The Company has periodically given Central’s former stockholders notice regarding indemnification matters since the closing date of the Merger and has made adjustments for known matters, although Central’s former stockholders have not agreed to such adjustments nor made any elections with respect to using cash or stock as the payment of any Uncapped Items. Furthermore, following the Company’s notices of indemnification matters, the representative of Central’s former stockholders has indicated that they may make additional inquiries and raise issues with respect to the Company’s indemnification claims (including, specifically, as to Structural and Repair Costs) and that they may assert various claims of their own relating to the Merger Agreement. On April 30, 2015, with respect to the Company’s Net Debt Working Capital calculation, the representative of Central’s former stockholders submitted specific objections to such calculation, asserting that the Net Debt Working Capital as of September 30, 2012 was $270,757 ($4,242 below the Lower Threshold).  The Company continues to review and evaluate the Selling Stockholders specific objections to the Company’s calculation of Net Debt Working Capital, but currently believes that these indemnification claims should sustain challenge from the former Central stockholders and that recoverability of these indemnification claims by the Company is reasonably assured.  Under the Merger Agreement, all post-closing claims and disputes, including as to indemnification matters, are ultimately subject to resolution through binding arbitration or, in the case of a dispute as to the calculation of Net Debt Working Capital, resolution by an independent public accounting firm.  The Company and the representative of Central’s former stockholders are currently engaged in the dispute resolution process for Net Debt Working Capital, as discussed above, although the Company’s pursuit of this process and the process available for other post-closing claims and disputes, including as to indemnification matters, may be delayed by actions taken by representatives of Central’s former stockholders.  Should the dispute resolution process result in determinations unfavorable to the Company (either as to the Net Debt Working Capital calculation and/or other indemnification matters), the resulting resolution may have a material impact on the Company’s consolidated financial statements.

In determining the indemnity claims for certain defined adverse consequences of $18,756, the Company has evaluated the nature of the costs and related indemnity claims and has concluded that it is probable that such indemnified claims will sustain any challenge from Central’s former stockholders and recoverability of these indemnified claims is reasonably assured. As previously discussed in Note 2. Commitment and Contingencies, certain lease contracts acquired in the Central Merger include provisions allocating to the Company responsibility for all or a defined portion of the costs of certain structural and other repair costs required on the property, including improvement and repair costs arising as a result of ordinary wear and tear. As the Company incurs additional Structural and Repair Costs, that meet the requirements of the indemnification provisions established in the Merger Agreement (including as to being incurred prior to October 2, 2015), the Company will seek indemnification for a significant portion (generally 80%) of these costs pursuant to the Merger Agreement.

The Company has reduced the cash consideration payable in three years from the acquisition date by $12,332, representing the amount Net Debt Working Capital exceeded the Upper Threshold, and $18,756, representing the amount of indemnified claims for certain adverse consequences (including, but not limited to Structural and Repair Costs), but only to the extent these indemnified claims do not exceed the $27,000 cash consideration payable three years from the acquisition date.  While the Company believes the indemnification claims in excess of the $27,000 cash consideration date payable in three years from the acquisition date should sustain any challenge from Selling Stockholders, the Company has not recognized the recovery of $4,088 as a receivable and corresponding gain or reduction of costs incurred by the Company, as these additional indemnified claims are contingent in nature.

The following sets forth the adjustments to the cash consideration payable by the Company to the former stockholders of Central, based upon the foregoing determinations:

Cash consideration payable in three years from the acquisition date, pursuant to the Merger Agreement and prior to Central Net Debt Working Capital and indemnification of certain defined adverse consequences, net		$27,000

Net Debt Working Capital at September 30, 2012 as defined in the Merger Agreement	$(297,332)
Threshold of Net Debt Working Capital, pursuant to the Merger Agreement	$285,000
Excess over the threshold of Net Debt Working Capital		(12,332)

Indemnification of certain defined adverse consequences, net		(18,756)

Indemnification claims for Net Debt Working Capital and certain adverse consequences in excess of the $27,000 cash consideration payable in three years from the acquisition date		(4,088)

Indemnification claims for Net Debt Working Capital and certain adverse consequences not recognized due to the contingent nature of these claims		4,088
Cash consideration payable three years from the acquisition date (October 2, 2015)		$—

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

The Company incurred certain acquisition and integration costs associated with the transaction that were expensed as incurred and are reflected in the Consolidated Statements of Income. The Company recognized $374 and $537 of these costs in its Consolidated Statements of Income for the three months ended June 30, 2015 and 2014, respectively, in General and administrative expenses. The Company recognized $1,872 and $2,042 of these costs in its Consolidated Statements of Income for the six months ended June 30, 2015 and 2014, respectively, in General and administrative expenses.

4. Intangible Assets, net

The following presents a summary of intangible assets, net:

		June 30, 2015 (unaudited)			December 31, 2014
	Weighted Average Life (in Years)	Acquired Intangible Assets, Gross (1)	Accumulated Amortization	Acquired Intangible Assets, Net	Acquired Intangible Assets, Gross (1)	Accumulated Amortization	Acquired Intangible Assets, Net
Covenant not to compete	3.5	$933	$(886)	$47	$933	$(879)	$54
Trade names and trademarks	4.4	9,770	(6,658)	3,112	9,770	(5,487)	4,283
Proprietary know how	9.9	34,650	(21,168)	13,482	34,650	(17,358)	17,292
Management contract rights	16.0	81,000	(14,187)	66,813	81,000	(11,601)	69,399
Acquired intangible assets, net (2)	13.8	$126,353	$(42,899)	$83,454	$126,353	$(35,325)	$91,028

(1)             Excludes the original cost and accumulated amortization of fully amortized intangible assets.

(2)             Intangible assets have estimated useful lives between one and nineteen years.

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Amortization expense related to intangible assets included in depreciation and amortization	$3,792	$3,796	$7,575	$7,597

5. Goodwill

The amounts for goodwill and changes to carrying value by operating segment are as follows (unaudited):

	Region One	Region Two	Region Three	Region Four	Region Five	Total
Balance as of December 31, 2014 (1)	$161,222	$141,512	$36,389	$62,664	$31,101	$432,888
Foreign currency translation	(297)	—	—	—	—	(297)
Balance as of June 30, 2015	$160,925	$141,512	$36,389	$62,664	$31,101	$432,591

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

During the first quarter 2015 and as a result of the change in internal reporting segment information, the Company completed a quantitative test (Step One) of goodwill impairment as of January 1, 2015 and concluded that the estimated fair values of each of the Company’s reporting units exceeded its carrying amount of net assets assigned to that reporting unit and therefore no further testing was required (Step Two). In conducting the January 1, 2015 goodwill impairment quantitative test (Step One), the Company analyzed actual and projected growth trends of the reporting units, gross margin, operating expenses and Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (which also includes forecasted five-year income statement and working capital projection, a market – based weighted average cost of capital and terminal values after five years).  The Company also assesses critical areas that may impact its business including economic conditions, market related exposures, competition, changes in  service offerings and changes in key personnel.  As part of the January 1, 2015 goodwill assessment, the Company engaged a third-party to evaluate its reporting unit’s fair values.

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

The following sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis and the basis of measurement at June 30, 2015 and December 31, 2014:

	Fair Value Measurement
	June 30, 2015 (unaudited)			December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Prepaid expenses and other
Interest rate swap	—	$47	—	—	$551	—
Total	—	$47	—	—	$551	—
Liabilities
Accrued expenses
Contingent acquisition consideration	—	—	$176	—	—	$64
Other long term liabilities
Contingent acquisition consideration	—	—	45	—	—	208
Total	—	—	$221	—	—	$272

Interest Rate Swap

The Company seeks to minimize risks from interest rate fluctuations through the use of interest rate swap contracts and hedge only exposures in the ordinary course of business. Interest rate swaps are used to manage interest rate risk associated with our floating rate debt. The Company accounts for its derivative instruments at fair value, provided it meets certain documentary and analytical requirements to qualify for hedge accounting treatment. Hedge accounting creates the potential for a Consolidated Statements of Income match between the changes in fair values of derivatives and the changes in cost of the associated underlying transactions, in this case interest expense. Derivatives held by the Company are designated as hedges of specific exposures at inception, with an expectation that changes in the fair value will essentially offset the change in the underlying exposure. Discontinuance of hedge accounting is required whenever it is subsequently determined that an underlying transaction is not going to occur, with any gains or losses recognized in the Consolidated Statements of Income at such time, and with any subsequent changes in fair value recognized currently in earnings. Fair values of derivatives are determined based on quoted prices for similar contracts. The effective portion of the change in fair value of the interest rate swap is reported in accumulated other comprehensive income, a component of stockholders’ equity, and is being recognized as an adjustment to interest expense or other (expense) income, respectively, over the same period the related expenses are recognized in earnings. Ineffectiveness would occur when changes in the market value of the hedged transactions are not completely offset by changes in the market value of the derivative and those related gains and losses on derivatives representing hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized currently in earnings when incurred. No ineffectiveness was recognized during the six months ended June 30, 2015 and 2014.

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

The following provides a reconciliation of the beginning and ending balances for the contingent consideration liability measured at fair value using significant unobservable inputs (Level 3) (unaudited):

Due to Seller
Balance at December 31, 2014	$(272)
Payments	57
Change in fair value	(6)
Balance at June 30, 2015	$(221)

For the three months ended June 30, 2015 and 2014, the Company recognized a reduction of expense of $28 and expense of $491, respectively, in General and administrative expenses within the Consolidated Statements of Income due to the change in fair value measurements using a Level 3 valuation technique. For the six months ended June 30, 2015 and 2014, the Company recognized an expense of $6 and $657, respectively, and recognized the related expense and benefit in General and administrative expenses within the Consolidated Statement of Income due to the change in fair value measurements using a Level 3 valuation technique. These adjustments were the result of using revised forecasts of operating results, updates to the probability of achieving the revised forecasts and updated fair value measurements that revised the Company’s contingent consideration obligations related to the purchase of this business.

Nonrecurring Fair Value Measurements

Certain assets are measured at fair value on a nonrecurring basis; that is, the assets are measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). Non-financial assets such as goodwill, intangible assets, and leasehold improvements, equipment land and construction in progress are subsequently measured at fair value when there is an indicator of impairment and recorded at fair value only when impairment is recognized. The Company assesses the impairment of intangible assets annually or whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. The fair value of its goodwill and intangible assets is not estimated if there is no change in events or circumstances that indicate the carrying amount of an intangible asset may not be recoverable. There were no impairment charges for the six months ended June 30, 2015 and 2014.

Financial instruments not measured at fair value

The following presents the carrying amounts and estimated fair values of financial instruments not measured at fair value in the Consolidated Balance Sheets at June 30, 2015 and December 31, 2014:

	June 30, 2015 (unaudited)		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets
Cash and cash equivalents	$23,786	$23,786	$18,196	$18,196
Financial Liabilities
Long-term obligations under senior credit facility and other long-term borrowings	$(258,684)	$(258,684)	$(253,400)	$(253,400)

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

7. Borrowing Arrangements

Long-term borrowings, in order of preference, consist of:

		Amount Outstanding
	Maturity Date	June 30, 2015 (unaudited)	December 31, 2014
Obligations under Credit Agreement and Restated Credit Agreement, net of original discount on borrowings	(1) / (2)	$256,517	$251,010
Other debt obligations	Various	2,167	2,390
Total debt obligations		258,684	253,400
Less: Current portion under Senior Credit Facility and other debt obligations		15,959	15,567
Total long-term borrowings		$242,725	$237,833

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

Amended and Restated Credit Facility

On February 20, 2015 (“Amended and Restatement Date”), the Company entered into an Amended and Restated Credit Agreement (the “Restated Credit Agreement”) with Bank of America, N.A. (“Bank of America”), as administrative agent, an issuing lender and swing-line lender; Wells Fargo Bank, N.A., as an issuing lender and syndication agent; U.S. Bank National Association, First Hawaiian Bank and BMO Harris Bank N.A., as co-documentation agents; Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as joint lead arrangers and joint book managers; and the lenders party thereto (the “Lenders”). The Restated Credit Facility reflects modifications to, and an extension of, the existing Credit Agreement.

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

The Company was in compliance with all covenants as of June 30, 2015.

As of June 30, 2015, the Company had $80,501 of borrowing availability under the Restated Credit Agreement, of which the Company could have borrowed $80,501 on June 30, 2015 and remained in compliance with the above described covenants as of such date. The additional borrowing availability under the Restated Credit Agreement is limited only as of the Company’s fiscal quarter-end by the covenant restrictions described above. At June 30, 2015, the Company had $53,449 million of letters of credit outstanding under the Restated Senior Credit Facility, with aggregate borrowings against the Restated Senior Credit Facility of $258,550 (excluding original discount on borrowings of $2,033).

In connection with and effective upon the execution and delivery of the Restated Credit Agreement on February 20, 2015, the Company recorded losses on extinguishment of debt, relating to debt discount and debt issuance costs, of $634.

Interest Rate Swap Transactions

In October 2012, the Company entered into Interest Rate Swap transactions (collectively, the “Interest Rate Swaps”) with each of JPMorgan Chase Bank, N.A., Bank of America, N.A. and PNC Bank, N.A. in an initial aggregate Notional Amount of $150.0 million (the “Notional Amount”). The Interest Rate Swaps have a termination date of September 30, 2017. The Interest Rate Swaps effectively fix the interest rate on an amount of variable interest rate borrowings under the Credit Agreement, originally equal to the Notional Amount at 0.7525% per annum plus the applicable margin rate for LIBOR loans under the Credit Agreement, determined based upon the Company’s consolidated total debt to EBITDA ratio. The Notional Amount is subject to scheduled quarterly amortization that coincides with quarterly prepayments of principal under the Credit Agreement. These Interest Rate Swaps are classified as cash flow hedges, and the Company assesses the effectiveness of the hedge on a monthly basis. The ineffective portion of the cash flow hedge is recognized in earnings as an increase of interest expense.  As of June 30, 2015, no ineffectiveness of the hedge has been recognized in interest expense. See Note 5. Fair Value Measurement for the fair value of the interest rate swap as of June 30, 2015 and December 31, 2014.

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

The following is the list of Guaranteed Payments:

¡                  Garage and surface operating expenses;

¡                  Principal and interest on the special facility revenue bonds;

¡                  Trustee expenses;

¡                  Major maintenance and capital improvement deposits; and

¡                  State minimum guarantee.

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

The total deficiency payments to the State of Connecticut, net of reimbursements, as of June 30, 2015 (unaudited) are as follows:

2015
Balance at December 31, 2014	$13,327
Deficiency payments made	38
Deficiency repayment received	(837)
Balance at June 30, 2015	$12,528

During the three months ended June 30, 2015 and 2014, the Company received deficiency repayments (net of payments made) of $795 and $957, received and recorded interest of $213 and $nil and premium of $71 and $104, respectively, with the net of these amounts recorded as a reduction in Cost of parking services—Management contracts within the Consolidated Statements of Income. During the six months ended June 30, 2015 and 2014, the Company received deficiency repayments (net of payments made) of $799 and $1,050 and received and recorded interest of $256 and $nil and premium of $79 and $117, respectively, with the net of these amounts recorded as reduction in Cost of parking services—Management contracts within the Consolidated Statements of Income. The Company accrues for deficiency payments when the potential for future deficiency payments are both probable and estimable. There were no amounts of estimated deficiency payments accrued as of June 30, 2015 and December 31, 2014, as the Company concluded that the potential for future deficiency payments did not meet the criteria of both probable and estimable.

In addition to the recovery of certain General and administrative expenses incurred, the Bradley Agreement provides for an annual management fee payment, which is based on operating profit tiers. The annual management fee is further apportioned 60% to the Company and 40% to an unaffiliated entity and the annual management fee will be paid to the extent funds are available for the trustee to make a distribution, and are paid after Guaranteed Payments (as defined in the Bradley Agreement) are paid, and after the repayment of all deficiency payments, including interest and premium. Cumulative management fees of approximately $15,233 and $14,733 have not been recognized as of June 30, 2015 and December 31, 2014, respectively, and no management fees were recognized as revenue for the six months ended June 30, 2015 and 2014.

9. Stock-Based Compensation

Stock Options and Grants

There were no stock options granted during the six months ended June 30, 2015 and 2014. The Company recognized no stock-based compensation expense related to stock options for the three months ended June 30, 2015 and 2014, as all stock options previously granted were fully vested. As of June 30, 2015, there were no unrecognized compensation costs related to unvested stock options.

On April 21, 2015, the Company authorized vested stock grants to certain directors totaling 32,357 common shares.  The total value of the grant, based on the fair value of common stock on the grant date, was $722 and is included in General and administrative expenses within the Consolidated Statement of Income.  On April 22, 2014, the Company authorized vested stock grants to certain directors totaling 19,336 common shares.  The total value of the grant, based on the fair value of common stock on the grant date, was $491 and is included in General and administrative expenses within the Consolidated Statement of Income.

Restricted Stock Units

During the six months ended June 30, 2015, the Company authorized certain one-time grants of 3,963 restricted stock units to an executive that vest five years from date of issuance. During the six months ended June 30, 2015 and 2014, 1,416 restricted stock units vested. No restricted stock units were forfeited in the six months ended June 30, 2015.  During the six months ended June 30, 2014, 4,124 restricted stock units were forfeited under the amended and restated Long-Term Incentive Plan and became available for reissuance.

The Company recognized $403 and $721 of stock-based compensation expense related to the restricted stock units for the three months ended June 30, 2015 and 2014, respectively, which is included in General and administrative expenses within the Consolidated Statements of Income. The Company recognized $805 and $1,450 of stock-based compensation expenses related to restricted stock units for the six months ended June 30, 2015 and 2014, respectively, which is included in General and administrative expenses within the Consolidated Statements of Income. As of June 30, 2015, there was $3,720 of unrecognized stock-based compensation costs, net of estimated forfeitures, related to the restricted stock units that are expected to be recognized over a weighted average remaining period of approximately 4.1 years.

Performance Share Units

In September 2014, the Board of Directors authorized a performance-based incentive program under the Company’s Long-Term Incentive Plan (“Performance-Based Incentive Program”), whereby, the Company will issue performance share units to certain executive management individuals that represent shares potentially issuable in the future. The objective of the Performance-Based Incentive Program is to link compensation to business performance, encourage ownership of Company stock, retain executive talent, and reward executive performance. The Performance-Based Incentive Program provides participating executive management individuals with the opportunity to earn vested common stock if certain performance targets for pre-tax free cash flow are achieved over a three year performance period and recipients satisfy service-based vesting requirements. The stock-based compensation expense associated with unvested performance share units are recognized on a straight-line basis over the shorter of the vesting period or minimum service period and dependent upon the probable outcome of the number of shares that will ultimately be issued based on the achievement of pre-tax free cash flow over the cumulative three year period.  In April 2015 and September 2014 the Company granted 103,600 and 91,054 performance share units, respectively, to certain individuals within executive management.  No performance share units were forfeited during 2015 and no performance share units were vested as of June 30, 2015.

The Company recognized $445 and $606 of stock-based compensation expense related to the Performance-Based Incentive Program for the three and six months ended June 30, 2015, respectively, and is included in General and administrative expenses within the Consolidated Statements of Income. During the six months ended June 30, 2015, no performance-based shares were forfeited. There was no such program in place during the six months ended June 30, 2014. Future compensation expense for currently outstanding awards under the Performance Based Incentive Program could reach a maximum of $7,806. Stock-based compensation for the Performance-Based Incentive Program is expected to be recognized over a weighted average period of 2.1 years.

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

A reconciliation of the weighted average basic common shares outstanding to the weighted average diluted common shares outstanding is as follows (unaudited):

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Weighted average common basic shares outstanding	22,145,190	21,991,965	22,136,458	21,984,912
Effect of dilutive stock options and restricted stock units	376,642	406,921	368,945	390,465
Weighted average common diluted shares outstanding	22,521,832	22,398,886	22,505,403	22,375,377
Net income (loss) per share
Basic	$0.44	$0.24	$0.50	$0.44
Diluted	$0.43	$0.24	$0.49	$0.43

For the three and six months ended June 30, 2015, performance share units were excluded in the computation of weighted average diluted common share outstanding because the number of shares ultimately issuable is contingent upon the Company’s attainment of certain performance targets. There was no Performance-Based Incentive Program in place during the six months ended June 30, 2014.

There are no additional securities that could dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share, other than those disclosed.

11. Comprehensive Income

Comprehensive income consists of the following components, net of tax (unaudited):

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net income	$10,541	$6,197	$12,335	$10,987
Effective portion of unrealized gain (loss) on cash flow hedge	14	(264)	(297)	(276)
Foreign currency translation	(124)	55	(295)	83
Comprehensive income	10,431	5,988	11,743	10,794
Less: Comprehensive income attributable to noncontrolling interest	784	890	1,236	1,377
Comprehensive income attributable to SP Plus Corporation	$9,647	$5,098	$10,507	$9,417

Accumulated other comprehensive income is comprised of unrealized gains (losses) on cash flow hedges and foreign currency translation adjustments. The components of changes in accumulated comprehensive income (loss), net of tax, for the six months ended June 30, 2015 were as follows (unaudited):

	Foreign Currency Translation Adjustments	Effective Portion of Unrealized Gain (Loss) on Cash Flow Hedge	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2014	$(530)	$325	$(205)
Change in other comprehensive income (loss)	(295)	(297)	(592)
Balance at June 30, 2015	$(825)	$28	$(797)

12. Income Taxes

For the three months ended June 30, 2015, the Company recognized an income tax benefit of $385 on pre-tax earnings of $10,156 compared to $4,254 income tax expense on pre-tax earnings of $10,451 for the three months ended June 30, 2014. For the six months ended June 30, 2015, the Company recognized income tax expense of $950 on pre-tax earnings of $13,285 compared to $3,184 income tax benefit on pre-tax earnings of $7,803 for the six months ended June 30, 2014. The effective tax rate for the six months ended June 30, 2015 was 7.2% for the six months ended June 30, 2015 compared to a benefit of 40.8% for the six months ended June 30, 2014.

The effective tax rate for the six months ended June 30, 2015 increased primarily as a result a reduction in the reversal of valuation allowances for deferred tax assets established for historical net operating losses in the six months ended June 30, 2015, compared to the six months ended June 30, 2014.  During the six months ended June 30, 2015 the Company recognized a $4,604 discrete benefit primarily for the reversal of a valuation allowance for a deferred tax asset established for historical net operating losses attributable to the City of New York, New York (“New York City”).  The valuation allowance was reversed in the second quarter of 2015 due to the New York City law changes enacted April 1, 2015, which resulted in the Company determining that the future benefit of net operating loss carryforwards was more likely than not to be recognized.  During the six months ended June 30, 2014 the Company recognized a $6,359 discrete benefit for the reversal of a valuation allowance for a deferred tax asset established for historical net operating losses attributable to the State of New York.

As of June 30, 2015, the Company has not identified any uncertain tax positions that would have a material impact on the Company’s financial position. The Company recognizes potential interest and penalties related to uncertain tax positions, if any, in income tax expense.

The tax years that remain subject to examination for the Company’s major tax jurisdictions at June 30, 2015 are shown below:

2011 – 2014         United States — federal income tax

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

The business is managed based on regions administered by executive vice presidents. The following is a summary of revenues (excluding reimbursed management contract revenue) and gross profit by regions for the three and six months ended June 30, 2015 and 2014 (unaudited):

	Three Months Ended				Six Months Ended
	June 30, 2015	Gross Margin %	June 30, 2014	Gross Margin %	June 30, 2015	Gross Margin %	June 30, 2014	Gross Margin %

Revenues
Region One
Lease contracts	$51,489		$52,315		$98,713		$99,650
Management contracts	19,883		21,070		40,004		42,784
Total Region One	71,372		73,385		138,717		142,434
Region Two
Lease contracts	33,775		30,499		65,003		59,259
Management contracts	21,078		22,300		41,526		41,245
Total Region Two	54,853		52,799		106,529		100,504
Region Three
Lease contracts	27,652		29,521		54,057		57,532
Management contracts	6,788		5,536		13,506		12,650
Total Region Three	34,440		35,057		67,563		70,182
Region Four
Lease contracts	32,370		11,233		62,077		22,583
Management contracts	26,114		25,859		51,585		52,573
Total Region Four	58,484		37,092		113,662		75,156
Region Five
Lease contracts	1,159		1,286		2,400		2,483
Management contracts	10,858		8,120		28,415		21,046
Total Region Five	12,017		9,406		30,815		23,529
Other
Lease contracts	9		104		19		86
Management contracts	3,584		2,046		7,327		4,588
Total Other	3,593		2,150		7,346		4,674
Reimbursed management contract revenue	170,856		164,539		345,137		333,717
Total Revenues	$405,615		$374,428		809,769		$750,196

Gross Profit
Region One
Lease contracts	$4,090	8%	$4,192	8%	$5,632	6%	$4,769	5%
Management contracts	8,864	45%	8,849	42%	18,255	46%	17,958	42%
Total Region One	12,954		13,041		23,887		22,727
Region Two
Lease contracts	6,842	20%	5,941	19%	11,367	17%	9,661	16%
Management contracts	8,808	42%	9,959	45%	16,810	40%	17,683	43%
Total Region Two	15,650		15,900		28,177		27,344
Region Three
Lease contracts	1,031	4%	1,052	4%	565	1%	887	2%
Management contracts	3,359	49%	2,825	51%	6,764	50%	7,021	56%
Total Region Three	4,390		3,877		7,329		7,908
Region Four
Lease contracts	1,691	5%	962	9%	2,554	4%	1,561	7%
Management contracts	7,187	28%	7,229	28%	12,700	25%	13,623	26%
Total Region Four	8,878		8,191		15,254		15,184

	Three Months Ended				Six Months Ended
	June 30, 2015	Gross Margin %	June 30, 2014	Gross Margin %	June 30, 2015	Gross Margin %	June 30, 2014	Gross Margin %

Region Five
Lease contracts	(22)	-2%	14	1%	179	7%	131	5%
Management contracts	2,742	25%	2,680	33%	6,450	23%	6,272	30%
Total Region Five	2,720		2,694		6,629		6,403
Other
Lease contracts	(1,652)	-18356%	818	787%	(1,195)	-6289%	521	606%
Management contracts	3,495	98%	3,373	165%	7,544	103%	3,099	68%
Total Other	1,843		4,191		6,349		3,620
Total gross profit	$46,435		$47,894		$87,625		83,186
General and administrative expenses	24,739		24,996		50,412		51,062
General and administrative expense percentage of gross profit	53%		52%		58%		61%
Depreciation and amortization	8,165		7,730		16,099		14,893
Operating income	13,531		15,168		21,114		17,231
Other expenses (income)
Interest expense	3,062		4,811		7,105		9,620
Interest income	(40)		(94)		(100)		(192)
Equity in losses from investment in unconsolidated entity	353		—		824		—

Income (loss) before income taxes	10,156		10,451		13,285		7,803
Income tax (benefit)	(385)		4,254		950		(3,184)
Net income	10,541		6,197		12,335		10,987
Less: Net income attributable to noncontrolling interest	784		890		1,236		1,377
Net income attributable to SP Plus Corporation	$9,757		$5,307		$11,099		$9,610

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

Important Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q is being filed by SP Plus Corporation (“we”, “SP Plus” or the “Company”) with the Securities and Exchange Commission (“SEC”) and contains forward-looking statements, which are based on our current assumptions and expectations. These statements are typically accompanied by the words “expect,” “estimate,” “intend”, “will,” “predict,” “project,” “may,” “should,” “could,” “believe,” “would,” “might,” “anticipate,” or words of similar terms and phrases, but such words, terms and phrases are not the exclusive means of identifying such statements.  These expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995.  These forward looking statements are made based on management’s expectations, beliefs and projections concerning future events and are subject to uncertainties and factors relating to operations and the business environment, all of which are difficult to predict and many of which are beyond management’s control.  These forward looking statements are not guarantees of future performance and there can be no assurance that our expectations, beliefs and projections will be realized.

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

Our Operations

We operate our clients’ properties through two types of arrangements: management contracts and leases. Under a management contract, we typically receive a base monthly fee for managing the facility, and we may also receive an incentive fee based on the achievement of facility performance objectives. We also receive fees for ancillary services. Typically, all of the underlying revenues and expenses under a standard management contract flow through to our clients rather than to us. However, some management contracts, which are referred to as “reverse” management contracts, usually provide for larger management fees and require us to pay various costs. Under lease arrangements, we generally pay to the property owner a fixed annual rent, a percentage of gross customer collections or a combination thereof. We collect all revenues under lease arrangements and we are responsible for most operating expenses, but we are typically not responsible for major maintenance, capital expenditures or real estate taxes. Margins for lease contracts vary significantly, not only due to operating performance, but also due to variability of parking rates in different cities and varying space utilization by parking facility type and location.  As of June 30, 2015, we operated 81% of our locations under management contracts and 19% under leases.

In evaluating our financial condition and operating performance, management’s primary focus is on our gross profit and total general and administrative expense. Although the underlying economics to us of management contracts and leases are similar, the manner in which we are required to account for them differs. Revenue from leases includes all gross customer collections derived from our leased locations (net of local parking taxes), whereas revenue from management contracts only includes our contractually agreed upon management fees and amounts attributable to ancillary services. Gross customer collections at facilities under management contracts, therefore, are not included in our revenue. Accordingly, while a change in the proportion of our operating agreements that are structured as leases versus management contracts may cause significant fluctuations in reported revenue and expense of parking services that change will not artificially affect our gross profit. For example, as of June 30, 2015, 81% of our locations were operated under management contracts and 78% of our gross profit for the six months ended June 30, 2015 was derived from management contracts. Only 39% of total revenue (excluding reimbursed management contract revenue), however, was from management contracts because under those contracts the revenue collected from parking customers belongs to our clients. Therefore, gross profit and total general and administrative expense, rather than revenue, are management’s primary focus.

General Business Trends

We believe that sophisticated commercial real estate developers and property managers and owners recognize the potential for parking and related services to be a profit generator rather than a cost center. Often, the parking experience makes both the first and the last impressions on their properties’ tenants and visitors. By outsourcing these services, they are able to capture additional profit by leveraging the unique operational skills and controls that an experienced parking management company can offer. Our ability to consistently deliver a uniformly high level of parking and related services and maximize the profit to our clients improves our ability to win contracts and retain existing locations. Our focus on customer service and satisfaction is a key driver of our high location retention rate, which was approximately 88% and 89% for the twelve month periods ended June 30, 2015 and 2014, respectively.

Summary of Operating Facilities

We focus our operations in core markets where a concentration of locations improves customer service levels and operating margins. The following table reflects our facilities operated at the end of the periods indicated:

	June 30, 2015	December 31, 2014	June 30, 2014
Leased facilities	748	774	812
Managed facilities	3,253	3,409	3,398
Total facilities	4,001	4,183	4,210

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

The following is a summary of revenues (excluding reimbursed management contract revenue), cost of parking services and gross profit by regions for the three months ended June 30, 2015 and 2014:

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Segment revenue information is summarized as follows (unaudited):

	Three Months Ended June 30,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	Amount	%
Lease contract revenue:

New locations	$1.7	$0.7	$2.2	$0.1	$0.5	$—	$18.8	$—	$0.1	$—	$—	$—	$23.3	$0.8	$22.5	2813%
Contract expirations	0.3	2.6	1.1	2.6	—	2.6	—	0.6	—	—	—	—	1.4	8.4	(7.0)	-83%

Same locations	47.6	47.1	27.2	24.8	27.2	26.9	10.9	10.6	0.6	1.3	(0.1)	0.2	113.4	110.9	2.5	2%
Conversions	1.9	1.9	3.3	3.0	—	—	2.7	—	0.5	—	—	—	8.4	4.9	3.5	71%
Total lease contract revenue	$51.5	$52.3	$33.8	$30.5	$27.7	$29.5	$32.4	$11.2	$1.2	$1.3	$(0.1)	$0.2	$146.5	$125.0	$21.5	17%
Management contract revenue:
New locations	$1.5	$—	$3.2	$0.4	$0.6	$—	$0.2	$0.1	$1.7	$0.1	$—	$—	$7.2	$0.6	$6.6	1100%
Contract expirations	0.2	2.7	0.4	4.0	0.2	0.6	—	0.2	0.1	0.7	—	—	0.9	8.2	(7.3)	-89%
Same locations	18.0	18.2	17.4	17.7	6.0	4.9	25.5	25.3	9.1	6.9	3.5	2.0	79.5	75.0	4.5	6%
Conversions	0.2	0.2	0.1	0.2	—	—	0.4	0.3	—	0.4	—	—	0.7	1.1	(0.4)	-36%
Total management contract revenue	$19.9	$21.1	$21.1	$22.3	$6.8	$5.5	$26.1	$25.9	$10.9	$8.1	$3.5	$2.0	$88.3	$84.9	$3.4	4%

Parking services revenue—lease contracts.  Lease contract revenue increased $21.5 million, or 17%, to $146.5 million for the three months ended June 30, 2015, compared to $125.0 million for the three months ended June 30, 2014. The increase in lease contract revenue resulted primarily from increases of $22.5 million from new locations, $2.5 million from same locations and $3.5 million from conversions, partially offset by a $7.0 million decrease in revenue from contract expirations.

From a reporting segment perspective, lease contract revenue increased primarily due to new locations in all five regions, same locations in regions one, two, three, and four, and conversions in regions two, four and five. The increase in lease contract revenue was partially offset by decreases in lease contract revenue for contract expirations in regions one, two, three and four and same locations in region five and other.  Same locations revenue increases for the aforementioned regions were primarily due to increases in short-term parking and monthly parking revenue.

Revenue associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

Parking services revenue—management contracts. Management contract revenue increased $3.4 million, or 4%, to $88.3 million for the three months ended June 30, 2015, compared to $84.9 million for the three months ended June 30, 2014.  The increase in management contract revenue resulted primarily from increases of $6.6 million from new locations and $4.5 million from same locations, partially offset by a $7.3 million decrease from contract expirations and $0.4 million decrease from conversions.

From a reporting segment perspective, management contract revenue increased primarily due to new locations in all five regions, same locations in regions three, four, five and other, and conversions in region four, which was partially offset by decreases in revenue for contract expirations in all five regions, same locations in regions one and two and conversions in regions two and five. The increases in same locations revenue for the aforementioned regions were primarily due to increases in other ancillary services.

Revenue associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

Reimbursed management contract revenue. Reimbursed management contract revenue increased $6.3 million, or 4%, to $170.9 million for the three months ended June 30, 2015, compared to $164.5 million for the three months ended June 30, 2014. This increase resulted from additional reimbursements for costs incurred on behalf of owners.

Segment cost of parking services information is summarized as follows (unaudited):

	Three Months Ended June 30,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	Amount	%
Cost of parking services lease contracts:
New locations	$1.4	$0.6	$1.8	$0.1	$0.4	$—	$18.3	$—	$0.1	$—	$—	$—	$22.0	$0.7	$21.3	3043%
Contract expirations	0.3	2.4	1.0	2.4	—	2.8	—	0.6	0.1	—	—	—	1.4	8.2	(6.8)	-83%
Same locations	43.9	43.2	21.2	19.4	26.3	25.6	10.0	9.6	0.5	1.3	1.5	(0.6)	103.4	98.5	4.9	5%
Conversions	1.8	1.9	3.0	2.7	—	—	2.4	—	0.5	—	—	—	7.7	4.6	3.1	67%
Total cost of parking services lease contracts	$47.4	$48.1	$27.0	$24.6	$26.7	$28.4	$30.7	$10.2	$1.2	$1.3	$1.5	$(0.6)	$134.5	$112.0	$22.5	20%
Cost of parking services management contracts:
New locations	$0.9	$—	$2.3	$0.1	$0.7	$—	$0.1	$0.1	$1.3	$—	$—	$—	$5.3	$0.2	$5.1	2550%
Contract expirations	0.2	2.0	0.4	2.7	—	0.3	—	0.1	0.2	0.3	—	—	0.8	5.4	(4.6)	-85%
Same locations	9.9	10.2	9.6	9.4	2.7	2.4	18.2	18.0	6.4	4.5	0.2	(1.2)	47.0	43.3	3.7	9%
Conversions	—	—	—	0.1	—	—	0.6	0.4	0.2	0.6	—	—	0.8	1.1	(0.3)	-27%
Total cost of parking services management contracts	$11.0	$12.2	$12.3	$12.3	$3.4	$2.7	$18.9	$18.6	$8.1	$5.4	$0.2	$(1.2)	$53.9	$50.0	$3.9	8%

Cost of parking services—lease contracts.  Cost of parking services for lease contracts increased $22.5 million, or 20%, to $134.5 million for the three months ended June 30, 2015 compared to $112.0 million for the three months ended June 30, 2014.  The increase in cost of parking services for lease contracts resulted primarily from increases of $21.3 million from new locations, $4.9 million from same locations and $3.1 million from conversions, partially offset by a $6.8 million decrease from contract expirations.

From a reporting segment perspective, cost of parking services for lease contracts increased primarily due to new locations in all five regions, same locations in regions one, two, three, four and other, conversions in regions two, four, and five and contract expirations in region five, partially offset by decreases in cost of parking services for management contracts for same locations in region five, conversions in region one, and contract expirations in regions one, two, three and four. Same locations costs increased primarily due general increases in operating expenses and higher lease rent expense, primarily as a result of contingent rental payments on the increase in revenue for same locations, partially offset by a decrease in health benefit costs.

Cost of parking services associated with contract expirations relates to contacts that have expired, however, we were operating the facility in the comparative period presented.

Cost of parking services—management contracts.  Cost of parking services for management contracts increased $3.9 million, or 8%, to $53.9 million for the three months ended June 30, 2015, compared to $50.0 million for the three months ended June 30, 2014. The increases in cost of parking services for management contracts resulted primarily from increases of $5.1 million from new locations and $3.7 million from same locations, partially offset by a $4.6 million decrease from contract expirations and $0.3 million decrease from conversions.

From a reporting segment perspective, cost of parking services for management contracts increased primarily due to new locations in regions one, two, three, and five, same locations in regions two, three, four, five and other, and conversions in region four, partially offset by decreases in cost of parking services for management contracts for same locations in region one, conversions in regions two and five and contract expirations in regions all five regions. Same locations costs increased primarily due increases in costs associated with reverse management contracts and cost of providing management services and an increase in health benefit costs and prior year insurance reserve adjustments.

Revenue associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

Reimbursed management contract expense. Reimbursed management contract expense increased $6.3 million, or 4%, to $170.9 million for the three months ended June 30, 2015, compared to $164.5 million for the three months ended June 30, 2014. This increase resulted from additional reimbursements for costs incurred on behalf of owners.

Segment gross profit/gross profit percentage information is summarized as follows (unaudited):

	Three Months Ended June 30,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	Amount	%
Gross profit lease contracts:
New locations	$0.3	$0.1	$0.4	$—	$0.1	$—	$0.5	$—	$—	$—	$—	$—	$1.3	$0.1	$1.2	1200%
Contract expirations	—	0.2	0.1	0.2	—	(0.2)	—	—	(0.1)	—	—	—	—	0.2	(0.2)	-100%
Same locations	3.7	3.9	6.0	5.4	0.9	1.3	0.9	1.0	0.1	—	(1.6)	0.8	10.0	12.4	(2.4)	-19%
Conversions	0.1	—	0.3	0.3	—	—	0.3	—	—	—	—	—	0.7	0.3	0.4	133%
Total gross profit lease contracts	$4.1	$4.2	$6.8	$5.9	$1.0	$1.1	$1.7	$1.0	$—	$—	$(1.6)	$0.8	$12.0	$13.0	$(1.0)	-8%

	(Percentages)
Gross profit percentage lease contracts:
New locations	18%	14%	18%	0%	20%	N/A	3%	N/A	0%	N/A	N/A	N/A	6%	13%
Contract expirations	0%	8%	9%	8%	N/A	-8%	N/A	0%	N/A	N/A	N/A	N/A	0%	2%
Same locations	8%	8%	22%	22%	3%	5%	8%	9%	17%	0%	1600%	400%	9%	11%
Conversions	5%	0%	9%	10%	N/A	N/A	11%	N/A	0%	N/A	N/A	N/A	8%	6%
Total gross profit percentage	8%	8%	20%	19%	4%	4%	5%	9%	0%	0%	1600%	400%	8%	10%

Gross profit management contracts:
New locations	$0.6	$—	$0.9	$0.3	$(0.1)	$—	$0.1	$—	$0.4	$0.1	$—	$—	$1.9	$0.4	$1.5	375%
Contract expirations	—	0.7	—	1.3	0.2	0.3	—	0.1	(0.1)	0.4	—	—	0.1	2.8	(2.7)	-96%
Same locations	8.1	8.0	7.8	8.3	3.3	2.5	7.3	7.3	2.7	2.4	3.3	3.2	32.5	31.7	0.8	3%
Conversions	0.2	0.2	0.1	0.1	—	—	(0.2)	(0.1)	(0.2)	(0.2)	—	—	(0.1)	—	(0.1)	N/A
Total gross profit management contracts	$8.9	$8.9	$8.8	$10.0	$3.4	$2.8	$7.2	$7.3	$2.8	$2.7	$3.3	$3.2	$34.4	$34.9	$(0.5)	-1%

	(Percentages)
Gross profit percentage management contracts:
New locations	40%	N/A	28%	75%	-17%	N/A	50%	0%	24%	100%	N/A	N/A	26%	67%
Contract expirations	0%	26%	0%	33%	100%	50%	N/A	50%	-100%	57%	N/A	N/A	11%	34%
Same locations	45%	44%	45%	47%	55%	51%	29%	29%	30%	35%	94%	160%	41%	42%
Conversions	100%	100%	100%	50%	N/A	N/A	-50%	-33%	N/A	-50%	N/A	N/A	-14%	0%

Total gross profit percentage	45%	42%	42%	45%	50%	51%	28%	28%	26%	33%	94%	160%	39%	41%

Gross profit—lease contracts. Gross profit for lease contracts decreased $1.0 million, or 8%, to $12.0 million for the three months ended June 30, 2015, compared to $13.0 million for three months ended June 30, 2014. Gross profit percentage for lease contracts decreased to 8% for the three months ended June 30, 2015, compared to 10% for the three months ended June 30, 2014. Gross profit for lease contracts decreased primarily as a result of decreases in gross profit for contract expiration and same locations, partially offset by increases in gross profit for new locations and conversions.

From a reporting segment perspective, gross profit for lease contracts decreased primarily due to contract expirations in regions one, two, and five and same locations for regions one, three, and other, partially offset by increases to gross profit for new locations in regions one, two, three, and four, contract expirations in region three, same locations in region two, and conversions in regions one and four. Gross profit for lease contracts on same locations decreased primarily due to decreases in short-term and monthly parking revenue and increases in health benefit costs.

Gross profit associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

Gross profit—management contracts. Gross profit for management contracts decreased $0.5 million, or 1%, to $34.4 million for the three months ended June 30, 2015 compared to $34.9 million the three months ended June 30, 2014. Gross profit percentage for management contracts decreased to 39% for three months ended June 30, 2015, compared to 41% for June 30, 2014. The decrease in gross profit for management contracts was primarily as a result of decreases in gross profit for contract expirations and conversions, partially offset by increases in new and same locations.

From a reporting segment perspective, gross profit for management contracts decreased primarily due to contract expirations in all five regions, new locations in region three, same locations in region two, and conversions in region four, partially offset by increases to gross profit for new locations in regions one, two, four and five, and same locations in regions one, three, five and other. Gross profit for management contracts decreased on same locations primarily as a result of decreases in revenue for other ancillary services, increases in costs associated with reverse management contracts and cost of providing management services and increases in health benefit costs and prior year insurance adjustments.

The Other region amounts in same locations primarily represent prior year insurance reserve adjustments and amounts that are not specifically identifiable to a specific region.

Gross profit associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

General and administrative expenses. General and administrative expenses decreased $0.3 million, or 1%, to $24.7 million for the three months ended June 30, 2015, compared to $25.0 million for the three months ended June 30, 2014.  The decrease was primarily related to better expense control and lower transaction related expenses incurred for the Parkmobile LLC joint venture transaction that was completed in the fourth quarter 2014, partially offset by increases in expected pay-out under our performance-based compensation and long-term incentive compensation programs.

Depreciation and amortization. Depreciation and amortization increased $0.5 million, or 6%, to $8.2 million for the three months ended June 30, 2015, as compared to $7.7 million for the three months ended June 30, 2014. This increase was primarily a result of an increase in amortization and depreciation for investments in information system enhancements and infrastructure.

Interest expense. Interest expense was $3.1 million for the three months ended June 30, 2015 as compared to $4.8 million for the three months ended June 30, 2014.  The decrease in interest expense was primarily related to decreases in average borrowing rates and reductions in amounts outstanding under our Senior Credit Facility and Restated Senior Credit Facility.

Interest income. Interest income was $0.1 million for the three months ended June 30, 2015 and 2014, respectively.

Equity in losses from investment in unconsolidated entity. Equity in losses from investment in unconsolidated entity was $0.4 million for the three months ended June 30, 2015. There was no comparable expense for equity in losses from investment in unconsolidated entity during the three months ended June 30, 2014.

Income tax expense. Income tax expense decreased $4.6 million, or 109%, to a benefit of $0.4 million for the three months ended June 30, 2015, as compared to $4.3 million for the three months ended June 30, 2014. Our effective tax rate was a benefit of 3.8% for the three months ended June 30, 2015 and 40.7% for the three months ended June 30, 2014. The effective tax rate for the three months ended June 30, 2015 decreased primarily due to the discrete benefit recognized for the New York, New York (City of New York) law change.  The valuation allowance was reversed in the second quarter of 2015 due to the New York City law changes enacted April 1, 2015, which resulted in the Company determining that the future benefit of net operating loss carryforwards was more likely than not to be recognized.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Segment revenue information is summarized as follows (unaudited):

	Six Months Ended June 30,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	Amount	%
Lease contract revenue:

New locations	$7.6	$4.8	$3.6	$0.3	$1.2	$0.3	$35.0	$—	$0.2	$—	$—	$—	$47.6	$5.4	$42.2	781%
Contract expirations	1.8	5.8	2.7	5.8	0.6	5.4	0.3	1.2	—	—	—	—	5.4	18.2	(12.8)	-70%
Same locations	87.0	85.1	52.2	47.3	52.3	51.8	22.0	21.4	1.2	2.4	—	—	214.7	208.0	6.7	3%
Conversions	2.3	4.0	6.5	5.9	—	—	4.8	—	1.0	0.1	—	—	14.6	10.0	4.6	46%
Total lease contract revenue	$98.7	$99.7	$65.0	$59.3	$54.1	$57.5	$62.1	$22.6	$2.4	$2.5	$—	$—	$282.3	$241.6	$40.7	17%
Management contract revenue:
New locations	$4.3	$0.6	$6.5	$0.7	$2.8	$0.9	$0.5	$0.1	$6.3	$0.2	$—	$—	$20.4	$2.5	$17.9	716%
Contract expirations	0.8	6.0	1.6	8.7	0.5	1.3	—	0.5	0.8	2.9	—	—	3.7	19.4	(15.7)	-81%

Same locations	34.5	35.7	33.3	31.4	10.2	10.5	50.3	51.4	21.3	17.1	7.4	4.6	157.0	150.7	6.3	4%
Conversions	0.4	0.5	0.1	0.4	—	—	0.8	0.6	—	0.8	—	—	1.3	2.3	(1.0)	-43%
Total management contract revenue	$40.0	$42.8	$41.5	$41.2	$13.5	$12.7	$51.6	$52.6	$28.4	$21.0	$7.4	$4.6	$182.4	$174.9	$7.5	4%

Parking services revenue—lease contracts.  Lease contract revenue increased $40.7 million, or 17%, to $282.3 million for the six months ended June 30, 2015, compared to $241.6 million for the six months ended June 30, 2014. The increase in lease contract revenue resulted primarily from increases of $42.2 million from new locations, $6.7 million from same locations and $4.6 million from conversions, partially offset by a $12.8 million decrease in revenue from contract expirations.

From a reporting segment perspective, lease contract revenue increased primarily due to new locations in all five regions, same locations increases in regions one, two, three, and four and conversions in regions two, four and five. The increase in lease contract revenue was partially offset by decreases in lease contract revenue for contract expirations in regions one, two, three, and four, same locations in region five and conversions for region one.  Same locations revenue increases for the aforementioned regions were primarily due to increases in short-term parking and monthly parking revenue.

Revenue associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

Parking services revenue—management contracts. Management contract revenue increased $7.5 million, or 4%, to $182.4 million for the six months ended June 30, 2015, compared to $174.9 million for the six months ended June 30, 2014.

The increase in management contract revenue resulted primarily from increases of $17.9 million from new locations and $6.3 million from same locations, partially offset by a $15.7 million decrease from contract expirations and $1.0 million decrease from conversions.

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

Reimbursed management contract revenue. Reimbursed management contract revenue increased $11.4 million, or 3%, to $345.1 million for the six months ended June 30, 2015, compared to $333.7 million for the six months ended June 30, 2014. This increase resulted from additional reimbursements for costs incurred on behalf of owners.

Segment cost of parking services information is summarized as follows (unaudited):

	Six Months Ended June 30,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	Amount	%
Cost of parking services lease contracts:
New locations	$6.6	$4.3	$3.0	$0.3	$1.1	$1.0	$34.5	$—	$0.2	$—	$—	$—	$45.4	$5.6	$39.8	711%
Contract expirations	1.6	5.5	2.5	5.1	0.8	5.6	0.3	1.1	0.1	—	—	—	5.3	17.3	(12.0)	-69%
Same locations	82.8	81.2	42.1	38.7	51.6	50.0	20.3	19.9	1.0	2.3	1.3	(0.4)	199.1	191.7	7.4	4%
Conversions	2.1	3.9	6.0	5.5	—	—	4.4	—	0.9	0.1	—	—	13.4	9.5	3.9	41%
Total cost of parking services lease contracts	$93.1	$94.9	$53.6	$49.6	$53.5	$56.6	$59.5	$21.0	$2.2	$2.4	$1.3	$(0.4)	$263.2	$224.1	$39.1	17%
Cost of parking services management contracts:
New locations	$3.1	$0.3	$4.5	$0.2	$2.7	$0.8	$0.2	$0.1	$4.7	$—	$—	$—	$15.2	$1.4	$13.8	986%
Contract expirations	0.6	4.4	1.3	5.6	0.1	0.5	—	0.3	0.8	1.9	—	—	2.8	12.7	(9.9)	-78%
Same locations	17.9	20.0	18.8	17.6	3.9	4.3	37.4	37.8	9.8	7.8	(0.2)	1.4	87.6	88.9	(1.3)	-1%
Conversions	0.1	0.1	0.1	0.2	—	—	1.3	0.8	6.7	5.1	—	—	8.2	6.2	2.0	32%
Total cost of parking services management contracts	$21.7	$24.8	$24.7	$23.6	$6.7	$5.6	$38.9	$39.0	$22.0	$14.8	$(0.2)	$1.4	$113.8	$109.2	$4.6	4%

Cost of parking services—lease contracts.  Cost of parking services for lease contracts increased $39.1 million, or 17%, to $263.2 million for the six months ended June 30, 2015 compared to $224.1 million for the six months ended June 30, 2014.  The increase in cost of parking services for lease contracts resulted primarily from increases of $39.8 million from new locations, $7.4 million from same locations and $3.9 million from conversions, partially offset by a $12.0 million decrease from contract expirations.

From a reporting segment perspective, cost of parking services for lease contracts increased primarily due to new locations in all five regions, same locations in regions one, two, three, four and other, conversions in regions two, four and five and contract expirations in region five, partially offset by decreases in same locations in region five, conversions in region one and contract expirations in regions one, two, three, and four. Same locations costs increased primarily due general increases in operating expenses and higher lease rent expense, primarily as a result of contingent rental payments on the increase in revenue for same locations, partially offset by a decrease in health benefit costs.

Cost of parking services associated with contract expirations relates to contacts that have expired, however, we were operating the facility in the comparative period presented.

Cost of parking services—management contracts.  Cost of parking services for management contracts increased $4.6 million, or 4%, to $113.8 million for the six months ended June 30, 2015, compared to $109.2 million for the six months ended June 30, 2014. The increases in cost of parking services for management contracts resulted primarily from increases of $13.8 million from new locations and $2.0 million from conversions, partially offset by a $9.9 million decrease from contract expirations and $1.3 million decrease from same locations.

From a reporting segment perspective, cost of parking services for management contracts increased primarily due to new locations in all five regions, same locations in regions two and five and conversions in regions four and five, partially offset by decreases in cost of parking services for management contracts for same locations in regions one, three, four and other, conversions in region two and contract expirations in all five regions. Same locations costs decreased primarily due decreases in costs associated with reverse management contracts and cost of providing management services and a decrease in health benefit costs and prior year insurance reserve adjustments. The decrease in the other region for same locations was primarily attributed to prior year insurance reserve adjustments and certain costs that are not specifically identifiable to a region.

Revenue associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

Reimbursed management contract expense. Reimbursed management contract expense increased $11.4 million, or 3%, to $345.1 million for the six months ended June 30, 2015, compared to $333.7 million for the six months ended June 30, 2014. This increase resulted from additional reimbursements for costs incurred on behalf of owners.

Segment gross profit/gross profit percentage information is summarized as follows (unaudited):

	Six Months Ended June 30,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	Amount	%
Gross profit lease contracts:

New locations	$1.0	$0.5	$0.6	$—	$0.1	$(0.7)	$0.5	$—	$—	$—	$—	$—	$2.2	$(0.2)	$2.4	-1200%
Contract expirations	0.2	0.3	0.2	0.7	(0.2)	(0.2)	—	0.1	(0.1)	—	—	—	0.1	0.9	(0.8)	-89%
Same locations	4.2	3.9	10.1	8.6	0.7	1.8	1.7	1.5	0.2	0.1	(1.3)	0.4	15.6	16.3	(0.7)	-4%
Conversions	0.2	0.1	0.5	0.4	—	—	0.4	—	0.1	—	—	—	1.2	0.5	0.7	140%
Total gross profit lease contracts	$5.6	$4.8	$11.4	$9.7	$0.6	$0.9	$2.6	$1.6	$0.2	$0.1	$(1.3)	$0.4	$19.1	$17.5	$1.6	9%

	(Percentages)
Gross profit percentage lease contracts:
New locations	13%	10%	17%	0%	8%	-233%	1%	N/A	0%	N/A	N/A	N/A	5%	-4%
Contract expirations	11%	5%	7%	12%	-33%	-4%	0%	8%	N/A	N/A	N/A	N/A	2%	5%
Same locations	5%	5%	19%	18%	1%	3%	8%	7%	17%	4%	N/A	N/A	7%	8%
Conversions	9%	3%	8%	7%	N/A	N/A	8%	N/A	10%	0%	N/A	N/A	8%	5%
Total gross profit percentage	6%	5%	18%	16%	1%	2%	4%	7%	8%	4%	N/A	N/A	7%	7%

Gross profit management contracts:
New locations	$1.2	$0.3	$2.0	$0.5	$0.1	$0.1	$0.3	$—	$1.6	$0.2	$—	$—	$5.2	$1.1	$4.1	373%
Contract expirations	0.2	1.6	0.3	3.1	0.4	0.8	—	0.2	—	1.0	—	—	0.9	6.7	(5.8)	-87%
Same locations	16.6	15.7	14.5	13.8	6.3	6.2	12.9	13.6	11.5	9.3	7.6	3.2	69.4	61.8	7.6	12%
Conversions	0.3	0.4	—	0.2	—	—	(0.5)	(0.2)	(6.7)	(4.3)	—	—	(6.9)	(3.9)	(3.0)	77%
Total gross profit management contracts	$18.3	$18.0	$16.8	$17.6	$6.8	$7.1	$12.7	$13.6	$6.4	$6.2	$7.6	$3.2	$68.6	$65.7	$2.9	4%

	(Percentages)
Gross profit percentage management contracts:
New locations	28%	50%	31%	71%	4%	11%	60%	0%	25%	100%	N/A	N/A	25%	44%
Contract expirations	25%	27%	19%	36%	80%	62%	N/A	40%	0%	34%	N/A	N/A	24%	35%
Same locations	48%	44%	44%	44%	62%	59%	26%	26%	54%	54%	103%	70%	44%	41%
Conversions	75%	80%	0%	50%	N/A	N/A	-63%	-33%	N/A	-538%	N/A	N/A	-531%	-170%
Total gross profit percentage	46%	42%	40%	43%	50%	56%	25%	26%	23%	30%	103%	70%	38%	38%

Gross profit—lease contracts. Gross profit for lease contracts increased $1.6 million, or 9%, to $19.1 million for the six months ended June 30, 2015, compared to $17.5 million for six months ended June 30, 2014. Gross profit percentage for lease contracts for the six months ended June 30, 2015 remained the same at 7% as compared to the six months ended June 30, 2014. Gross profit for lease contracts increased primarily as a result of increases in gross profit for new locations and conversions, partially offset by decreases in gross profit for same locations and contract expirations.

From a reporting segment perspective, gross profit for lease contracts increased primarily due to new locations in regions one, two, three and four, same locations for regions one, two, and four, and conversions in regions one, two, four and five, partially offset by decreases to gross profit for contract expirations in regions one, two, four and five and same locations in regions three, five and other. Gross profit for lease contracts on same locations decreased primarily due to decreases in short-term and monthly parking revenue and increases in health benefit costs, partially offset by general decreases in operating costs.

Gross profit associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

Gross profit—management contracts. Gross profit for management contracts increased $2.9 million, or 4%, to $68.6 million for the six months ended June 30, 2015 compared to $65.7 million the six months ended June 30, 2014. The increase in gross profit for management contracts was primarily as a result of new and same locations, partially offset by decreases in contract expirations and conversions. Gross profit percentage for management contracts for the six months ended June 30, 2015 remained the same at 38% as compared to the six months ended June 30, 2014.

From a reporting segment perspective, gross profit for management contracts increased primarily due to new locations in regions one, two, four, and five and same locations in regions one, two, three, five, and other, partially offset by decreases to gross profit for contract expirations in all five regions, same locations in region four, and conversions in regions one, two, four and five. Gross profit for management contracts increased on same locations primarily as a result of increases in revenue for other ancillary services, decreases in costs associated with reverse management contracts and cost of providing management services and decreases in health benefit costs and prior year insurance adjustments.

The Other region amounts in same locations primarily represent prior year insurance reserve adjustments and amounts that are not specifically identifiable to a specific region.

Gross profit associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

General and administrative expenses. General and administrative expenses decreased $0.7 million, or 1%, to $50.4 million for the six months ended June 30, 2015, compared to $51.1 million for the six months ended June 30, 2014.  The decrease was due to better expense control and lower transaction related expenses incurred for the Parkmobile LLC joint venture transaction that was completed in the fourth quarter 2014, partially offset by increases in expected pay-out under our performance-based and long-term incentive compensation programs.

Depreciation and amortization. Depreciation and amortization increased $1.2 million, or 8%, to $16.1 million for the six months ended June 30, 2015, as compared to $14.9 million for the six months ended June 30, 2014. This increase was primarily a result of an increase in amortization and depreciation for investments in information system enhancements and infrastructure.

Interest expense. Interest expense decreased $2.5 million, or 26%, to $7.1 million for the six months ended June 30, 2015, as compared to $9.6 million for the six months ended June 30, 2014.  The decrease in interest expense was primarily related to decreases in average borrowing rates and reductions in amounts outstanding under our Senior Credit Facility and Restated Senior Credit Facility.

Interest income. Interest income was $0.1 million for the six months ended June 30, 2015 and 2014.

Equity in losses from investment in unconsolidated entity. Equity in losses from investment in unconsolidated entity was $0.8 million for the six months ended June 30, 2015. There was no comparable expense for equity in losses from investment in unconsolidated entity during the six months ended June 30, 2014.

Income tax expense. Income tax expense increased $4.1 million, or 129%, to $0.9 million for the six months ended June 30, 2015, as compared to a benefit of $3.2 million for the six months ended June 30, 2014. Our effective tax rate was 7.2% for the six months ended June 30, 2015, and a benefit of 40.8% for the six months ended June 30, 2014. The $4.1 million increase in income tax expense was due to an increase in our pre-tax income for the six months ended June 30, 2015 compared to June 30, 2014, resulting in an additional $2.3 million of income tax expense and $1.8 million of additional income tax expense due to additional valuation allowance reversals recognized for deferred tax assets established for historical net operating losses in the six months ended June 30, 2014, compared to the six months ended June 30, 2015.

Liquidity and Capital Resources

Outstanding Indebtedness

On June 30, 2015, we had total indebtedness of approximately $258.7 million, net of original discount on borrowings of $2.0 million, an increase of $5.3 million from December 31, 2014.

The $258.7 million in total indebtedness as of June 30, 2015 includes:

¡                 $256.5 million under our Restated Senior Credit Facility, net of original discount on borrowings of $2.0 million; and

¡                 $2.2 million of other debt obligations, which includes capital lease obligations and other indebtedness.

We believe that our cash flow from operations, combined with availability under our Restated Senior Credit Facility, which amounted to $80.5 million at June 30, 2015, will be sufficient to enable us to repay our indebtedness, and to fund other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before their respective maturities. We believe that we will be able to refinance our indebtedness on commercially reasonable terms.

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

The Credit Agreement required us to make mandatory repayments of principal within 90 days of each fiscal year-end provided that certain excess cash is available, as defined within the Credit Agreement. In March 2014, we made a mandatory principal repayment of $7.9 million, as provided under the Credit Agreement.

Amended and Restated Credit Facility

On February 20, 2015 (“Amended and Restatement Date”), we entered into an Amended and Restated Credit Agreement (the “Restated Credit Agreement”). The Restated Credit Agreement reflects modifications to, and an extension of, the Credit Agreement. As indicated above, the Credit Agreement was due to mature on October 2, 2017. Loans under the Credit Agreement could be paid before maturity in whole or in part at the Company’s option without penalty or premium. As of the Amended and Restatement Date, the Company had $200.0 million and $93.9 million outstanding under the term loan facility and revolving term facility, respectively. The Company had $53.4 million of letters of credit outstanding at the time of the termination of the Credit Agreement, of which was incorporated into the Restated Secured Credit Facility.

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

Pursuant to the terms, and subject to the conditions of the Restated Credit Agreement, the Lenders have made available to the Company a senior secured credit facility (the “Restated Senior Credit Facility”) that permits aggregate borrowings of $400.0 million consisting of (i) a revolving credit facility of up to $200.0 million at any time outstanding, which includes a $100.0 million sublimit for letters of credit, and a $20.0 million sublimit for swing-line loans, and (ii) a term loan facility of $200.0 million (reduced from $250.0 million). The Company may request increases of the revolving credit facility in an aggregate additional principal amount of $100.0 million. The Restated Senior Credit Facility matures on February 20, 2020.

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

Under the terms of the Restated Credit Agreement, we are required to maintain a maximum consolidated total debt to EBITDA ratio of not greater than 4.0 to 1.0 as of the end of any fiscal quarter ending during the period from the Amended and Restatement Date through September 30, 2015, (ii) 3.75 to 1.0 as of the end of any fiscal quarter ending during the period from October 1, 2015 through September 30, 2016, and (iii) 3.5 to 1.0 as of the end of any fiscal quarter ending thereafter. In addition, the Company is required to maintain a minimum consolidated fixed charge coverage ratio of not less than 1:25:1.0.

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

Each wholly-owned domestic subsidiary of the Company (subject to certain exceptions set forth in the Restated Credit Agreement) has guaranteed all existing and future indebtedness and liabilities of the other guarantors and the Company arising under the Restated Credit Agreement. Our obligations under the Restated Credit Agreement and such domestic subsidiaries’ guaranty obligations are secured by substantially all of their respective assets.

We were in compliance with all covenants as of June 30, 2015.

As of June 30, 2015, we had $80.5 million of borrowing availability under Restated the Credit Agreement, of which the Company could have borrowed $80.5 million on June 30, 2015 and remained in compliance with the above described covenants as of such date. The additional borrowing availability under the Restated Credit Agreement is limited only as of the Company’s fiscal quarter-end by the covenant restrictions described above. At June 30, 2015, the Company had $53.4 million of letters of credit outstanding under the Restated Senior Credit Facility, with aggregate borrowings against the Restated Senior Credit Facility of $258.5 million (excluding original discount on borrowings of $2.0 million).

In connection with and effective upon the execution and delivery of the Restated Credit Agreement on February 20, 2015, we recorded losses on extinguishment of debt, relating to original issue discount and debt issuance costs, of $0.6 million.

Commitments and Contingencies

While the Company has contractual provisions under certain lease contracts to complete structural or other improvements to leased properties and incur repair costs, including improvements and repairs arising as a result of ordinary wear and tear, the Company evaluates the nature of those costs when incurred and either capitalizes the costs as leasehold improvements, as applicable, or recognizes the costs as repair expenses within Cost of parking services—Lease contracts within the Consolidated Statements of Income.

Certain lease contracts acquired in the Central Merger include provisions allocating to us responsibility for the cost of certain structural and other repairs required to be made to the leased property, including improvement and repair costs arising as a result of ordinary wear and tear. We recorded $2.0 million and $0.8 million during the three months ended June 30, 2015 and 2014, respectively, and $2.1 million and $0.9 million during the six months ended June 30, 2015 and 2014, respectively, of costs (net of expected recovery of the total cost through the applicable indemnity discussed further below and in Note 3. Acquisitions) in Cost of parking services—Lease contracts within the Consolidated Statements of Income for structural and other repair costs related to certain lease contracts acquired in the Central Merger, whereby we have expensed repair costs for certain leases and engaged third-party general contractors to complete certain structural and other repair projects. We expect to incur substantial additional costs for certain structural and other repair costs pursuant to the contractual requirements of certain lease contracts acquired in the Central Merger (“Structural and Repair Costs”). Based on information available at this time, we currently expect the additional Structural and Repair Costs to be between $5.0 million and $20.0 million; however, we continue to determine the extent of the required repairs and estimated costs associated with the lease contracts acquired in the Central Merger. We currently expect to recover 80% of the Structural and Repair Costs incurred prior to October 2, 2015 through the applicable indemnity, as discussed further in Note 3. Acquisitions of our condensed consolidated financial statements.  While the Company is unable to estimate with certainty when such costs will be incurred, it is expected that all or a substantial majority of these costs will be incurred prior to October 2, 2015.

Interest Rate Swap Transactions

On October 25, 2012, the Company entered into Interest Rate Swap transactions (collectively, the “Interest Rate Swaps”) with each of JPMorgan Chase Bank, N.A., Bank of America, N.A. and PNC Bank, N.A. in an initial aggregate Notional Amount of $150.0 million (the “Notional Amount”). The Interest Rate Swaps have an effective date of October 31, 2012 and a termination date of September 30, 2017. The Interest Rate Swaps effectively fix the interest rate on an amount of variable interest rate borrowings under the Credit Agreement, originally equal to the Notional Amount at 0.7525% per annum plus the applicable margin rate for LIBOR loans under the Credit Agreement, determined based upon the Company’s consolidated total debt to EBITDA ratio. The Notional Amount is subject to scheduled quarterly amortization that coincides with quarterly prepayments of principal under the Credit Agreement. These Interest Rate Swaps are classified as cash flow hedges, and we calculate the effectiveness of the hedge on a monthly basis. The ineffective portion of the cash flow hedge is recognized in earnings as an increase of interest expense. As of June 30, 2015, no ineffectiveness of the hedge has been recognized. The fair value of the Interest Rate Swaps at June 30, 2015 and December 31, 2014 was an asset of $0.1 million and $0.6 million, respectively, and is included in Prepaid expenses and other within the Consolidated Balance Sheets.

We do not enter into derivative instruments for any purpose other than for cash flow hedging purposes.

Deficiency Payments

Pursuant to our obligations with respect to the parking garage operations at Bradley International Airport, we are required to make certain deficiency payments for the benefit of the State of Connecticut and for holders of special facility revenue bonds. The deficiency payments represent contingent interest bearing advances to the trustee to cover operating cash flow requirements. As of June 30, 2015, we received $0.8 million of cumulative deficiency repayments from the trustee, net of payments. Deficiency payments made are recorded as increases to cost parking services and the reimbursements are recorded as reductions to cost of parking services. We believe these advances to be fully recoverable and will recognize the principal, interest and premium payments related to these deficiency payments when they are received. We do not directly guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.

We received deficiency repayments (net of deficiency payments made) of $0.8 million and $1.0 million, received and recognized $0.2 million and $nil in interest on deficiency payments and $0.1 million and $0.1 million in premium on deficiency repayments from the trustee in the three months ended June 30, 2015 and 2014, respectively. We received deficiency repayments (net of deficiency payments made) of $0.8 million and $1.1 million, received and recognized $0.2 million and $nil in interest on deficiency payments and $0.1 million and $0.1 million in premium on deficiency repayments from the trustee in the six months ended June 30, 2015 and 2014.

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

Summary of Cash Flows

	Six Months Ended
	June 30, 2015	June 30, 2014
Net cash provided by operating activities	$10.2	$23.1
Net cash used in investing activities	$(6.7)	$(8.9)
Net cash provided by (used in) financing activities	$2.4	$(13.8)

Net Cash Used in Operating Activities

Our primary sources of funds are cash flows from operating activities and changes in working capital. Net cash used in operating activities totaled $10.2 million for the six months ended June 30, 2015. Cash provided by operating activities for the first six months of 2015 included $25.6 million from operations; partially offset by changes in operating assets and liabilities that resulted in a use of $15.4 million.  The net decrease in changes in operating assets and liabilities resulted primarily from (i) an increase in notes and accounts receivables of $5.9 million primarily due to timing on payments from our clients; (ii) a decrease in accounts payable of $8.6 million which resulted primarily from the reduction of payments owed to our clients that are under management contracts as described under “Daily Cash Collections”; and (iii) a $8.9 million decrease in accrued liabilities related to timing of payments, including payment of our 2014 performance-based compensation accrual during the first quarter 2015, partially offset by an increase in the accrual for our 2015 performance-based program to be paid in early 2016; partially offset by (iv) a net decrease in prepaid and other assets of $8.0 million, primarily related to an decrease in prepaid payroll and advances and deposits with vendors.

Net cash provided by operating activities totaled $23.1 million for the first six months of 2014. Cash provided by operating activities for the first six months of 2014 included $22.4 million from operations and $0.7 million in changes in operating assets and liabilities.  The net increase in changes in operating assets and liabilities resulted primarily from (i) a $9.8 net decrease in prepaid expenses and other, primarily related to decreases in prepaid payroll and advances, deposits with vendors and income tax refunds received, partially off-set by increases in prepaid expenses related to insurance premiums; offset by (ii) a $1.6 million increase in notes and accounts receivable primarily due to timing of on payments from our clients; (iii) a $5.4 million decrease in accounts payable which resulted primarily from the reduction of payments owned to our clients that are under management contracts as described under “Daily Cash Collections” and (iv) a $2.2 million decrease in accrued liabilities as a result of timing of payments, partially offset by an increase in accrued rent for locations operating under lease contracts.

Net Cash Used in Investing Activities

Net cash used in investing activities totaled $6.7 million in the six months ended June 30, 2015. Cash used in investing activities for the six months ended June 30, 2015 included (i) $4.2 million for capital investments needed to secure and/or extend lease facilities and investments in information system enhancements and infrastructure and (ii) $2.7 million for cost of contract purchases; partially offset by $0.2 million on proceeds from sale of assets.

Net cash used in investing activities totaled $8.9 million in the first six months of 2014. Cash used in investing activities for the first six months of 2014 included (i) $8.1 million for capital investments needed to secure and/or extend lease facilities, investment in information system enhancements and infrastructure; (ii) $0.6 million for cost of contract purchases and (iii) $0.3 million for contingent payments on businesses acquired; partially offset by (iv) $0.1 million on proceeds on sale of assets.

Net Cash Provided by Financing Activities

Net cash provided by financing activities totaled $2.4 million in the six months ended June 30, 2015. Cash provided by financing activities for the six months ended June 30, 2015 included (i) $4.8 million net proceeds from the Senior Credit Facility/Restated Credit Facility; partially offset by (ii) $0.9 million for payments of debt issuance costs; (iii) $1.2 million of distributions to noncontrolling interest; (iv) $0.2 million for payments on redemption of convertible debentures and other long-term debt obligations and (v) $0.1 million in contingent payments for an acquired business.

Net cash used in financing activities totaled $13.8 million in the first six months of 2014. Cash provided by financing activities for the first six months of 2014 included (i) $12.4 million of net payments on our Senior Credit Facility, (ii) $1.4 million distributed to non-controlling interests, (iii) $0.1 million on contingent payments for businesses acquired and (iv) $0.1 million tax benefit from vesting of restricted stock; partially offset by (iv) $0.2 million on proceeds on other long-term borrowings.

Cash and Cash Equivalents

We had cash and cash equivalents of $23.8 million and $18.2 million at June 30, 2015 and December 31, 2014, respectively.  Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements were $0.7 million and $0.5 million as of June 30, 2015 and December 31, 2014, respectively, and are included within Cash and cash equivalents within the Consolidated Balance Sheets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Form 10-K for the year-ended December 31, 2014.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we conducted an evaluation, under supervision and with the participation of management, including the chief executive officer, chief financial officer and corporate controller, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon that evaluation, our chief executive officer, chief financial officer and corporate controller concluded that our disclosure controls and procedures were effective as of June 30, 2015. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer, principal financial officer and principal accounting officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no sales or repurchases of stock in the six months ended June 30, 2015.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Index to Exhibits

Exhibit Number	Description

10.1

Amendment No. 1 to Restated Credit Agreement, dated as of April 29, 2015, between SP Plus Corporation, Bank of America, N.A., as administrative agent, an issuing lender and swing-line lender; Wells Fargo Bank, N.A., as an issuing lender and syndication agent; U.S. Bank National Association, First Hawaiian Bank and BMO Harris Bank N.A., as co-documentation agents; Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC and J.P. Morgan Securities LLC, as joint lead arrangers and joint book managers; and the lenders party thereto (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 1, 2015).

31.1*	Section 302 Certification dated August 6, 2015 for G Marc Baumann, Director, President and Chief Executive Officer (Principal Executive Officer).

31.2*	Section 302 Certification dated August 6, 2015 for Vance C. Johnston, Chief Financial Officer and Treasurer (Principal Financial Officer).

31.3*	Section 302 Certification dated August 6, 2015 for Kristopher H. Roy, Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer).

32**	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2015.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*              Filed herewith

**         Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SP PLUS CORPORATION

Dated: August 6, 2015	By:	/s/ G MARC BAUMANN
G Marc Baumann
Director, President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 6, 2015	By:	/s/ VANCE C. JOHNSTON
Vance C. Johnston
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Dated: August 6, 2015	By:	/s/ KRISTOPHER H. ROY
Kristopher H. Roy
Senior Vice President, Corporate Controller
and Assistant Treasurer
(Principal Accounting Officer and Duly Authorized Officer)