Form 10-Q
period 2015-09-30
SP Plus Corp
filed 2015-11-05
CIK 1059262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 2, 2015, there were 22,231,573 shares of common stock of the registrant outstanding.

SP PLUS CORPORATION

PART I. FINANCIAL INFORMATION

Item1. Financial Statements

SP Plus Corporation

Condensed Consolidated Balance Sheets

(in thousands, except for share and per share data)	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Cash and cash equivalents	$18,992	$18,196
Notes and accounts receivable, net	107,078	109,287
Prepaid expenses and other	16,729	17,776
Deferred taxes	10,977	10,992
Total current assets	153,776	156,251
Leasehold improvements, equipment, land and construction in progress, net	38,001	42,784
Other assets
Advances and deposits	5,885	6,693
Intangible assets, net	79,671	91,028
Favorable acquired lease contracts, net	41,003	48,268
Equity investments in unconsolidated entities	19,553	20,660
Other assets, net	19,758	16,697
Cost of contracts, net	11,647	10,481
Goodwill	431,457	432,888
Total other assets	608,974	626,715
Total assets	$800,751	$825,750
Liabilities and stockholders’ equity
Accounts payable	$91,233	$106,519
Accrued and other current liabilities	93,281	103,844
Current portion of obligations under senior credit facility and other long-term borrowings	15,974	15,567
Total current liabilities	200,488	225,930
Deferred taxes	—	5,814
Long-term obligations under senior credit facility and other long-term borrowings	231,018	237,833
Unfavorable acquired lease contracts, net	52,967	61,350
Other long-term liabilities	69,508	65,011
Total noncurrent liabilities	353,493	370,008
Stockholders’ equity
Preferred Stock, par value $0.01 per share; 5,000,000 shares authorized as of September 30, 2015 and December 31, 2014; no shares issued	—	—
Common stock, par value $0.001 per share; 50,000,000 shares authorized as of September 30, 2015 and December 31, 2014; 22,222,947 and 22,127,725 shares issued and outstanding as of September 30, 2015 and December 31, 2014	22	22
Additional paid-in capital	247,119	243,867
Accumulated other comprehensive loss	(1,312)	(205)
Retained earnings (accumulated deficit)	226	(14,581)
Total SP Plus Corporation stockholders’ equity	246,055	229,103
Noncontrolling interest	715	709
Total shareholders’ equity	246,770	229,812
Total liabilities and stockholders’ equity	$800,751	$825,750

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation

Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
(in thousands, except for share and per share data, unaudited)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Parking services revenue
Lease contracts	$146,618	$129,004	$428,887	$370,597
Management contracts	85,813	77,878	268,176	252,764
Reimbursed management contract revenue	168,332	173,405	513,469	507,122
Total revenue	400,763	380,287	1,210,532	1,130,483
Cost of parking services
Lease contracts	135,966	116,520	399,133	340,583
Management contracts	53,629	46,741	167,469	155,971
Reimbursed management contract expense	168,332	173,405	513,469	507,122
Total cost of parking services	357,927	336,666	1,080,071	1,003,676
Gross profit
Lease contracts	10,652	12,484	29,754	30,014
Management contracts	32,184	31,137	100,707	96,793
Total gross profit	42,836	43,621	130,461	126,807
General and administrative expenses	23,752	24,123	74,164	75,185
Depreciation and amortization	8,275	7,630	24,374	22,523
Operating income	10,809	11,868	31,923	29,099
Other expenses (income)
Interest expense	2,954	4,162	10,059	13,782
Interest income	(46)	(144)	(146)	(336)
Gain on sale of a business	(508)	—	(508)	—
Equity in losses from investment in unconsolidated entity	408	—	1,232	—
Total other expenses (income)	2,808	4,018	10,637	13,446
Income before income taxes	8,001	7,850	21,286	15,653
Income tax provision (benefit)	3,516	2,763	4,466	(421)
Net income	4,485	5,087	16,820	16,074
Less: Net income attributable to noncontrolling interest	778	785	2,014	2,162
Net income attributable to SP Plus Corporation	$3,707	$4,302	$14,806	$13,912
Common stock data
Net income per share
Basic	$0.17	$0.20	$0.67	$0.63
Diluted	$0.16	$0.19	$0.66	$0.62
Weighted average shares outstanding
Basic	22,205,707	21,997,394	22,159,701	21,989,131
Diluted	22,548,166	22,426,787	22,519,818	22,392,572

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
(in thousands, unaudited)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Net income	$4,485	$5,087	$16,820	$16,074
Other comprehensive loss	(516)	163	(1,107)	(30)
Comprehensive income	3,969	5,250	15,713	16,044
Less: comprehensive income attributable to noncontrolling interest	778	785	2,014	2,162
Comprehensive income attributable to SP Plus Corporation	$3,191	$4,465	$13,699	$13,882

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
(in thousands, unaudited)	September 30, 2015	September 30, 2014

Operating activities
Net income	$16,820	$16,074
Adjustments to reconcile net income to net cash provided by operations
Depreciation and amortization	24,678	22,493
Net accretion of acquired lease contracts	(1,118)	(849)
Net loss on sale and abandonment of assets	94	105
Net gain on sale of business	(508)	—
Amortization of debt issuance costs	704	999
Amortization of original discount on borrowings	487	983
Write-off of debt issuance costs and original discount on borrowings	634	—
Non-cash stock-based compensation	3,100	2,806
Provisions for losses on accounts receivable	365	901
Excess tax benefit related to vesting of restricted stock units	(183)	79
Deferred income taxes	(7,718)	(7,148)
Net change in operating assets and liabilities	(18,224)	(652)
Net cash provided by operating activities	19,131	35,791
Investing activities
Purchase of leasehold improvements and equipment	(6,558)	(10,409)
Acquisitions	—	(40)
Cost of contracts purchased	(2,686)	(1,375)
Proceeds from sale of assets	391	366
Proceeds from sale of business, net	960	—
Capitalized interest	—	(17)
Contingent payments for businesses acquired	—	(6)
Net cash (used in) investing activities	(7,893)	(11,481)
Financing activities
Tax benefit from vesting of restricted stock units	183	(79)
Contingent payments for businesses acquired	(57)	(441)
Proceeds from Senior Credit Facility and Restated Credit Facility revolver, net	(5,700)	(1,850)
Proceeds (payments) from Senior Credit Facility and Restated Credit Facility term loan, net	(1,295)	(24,815)
Payments of debt issuance costs for Restated Credit Facility	(906)	—
Distribution to noncontrolling interest	(1,742)	(2,211)
Redemption of convertible debentures	(68)	(13)
Borrowings (payments) on other long-term debt obligations	(235)	153
Net cash (used in) financing activities	(9,820)	(29,256)
Effect of exchange rate changes on cash and cash equivalents	(622)	(47)
Increase in cash and cash equivalents	796	(4,993)
Cash and cash equivalents at beginning of period	18,196	23,158
Cash and cash equivalents at end of period	$18,992	$18,165

Supplemental disclosures
Cash paid (received) during the period for
Interest	$8,379	$10,665
Income taxes, net	$14,301	$(1,637)

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures normally included in the Condensed Consolidated Balance Sheets, Statements of Income, Comprehensive Income and Cash Flows prepared in conformity with U.S. GAAP have been condensed or omitted as permitted by such rules and regulations.

In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2015 are not necessarily indicative of the results that might be expected for any other interim period or the fiscal year ended December 31, 2015. The financial statements presented in this report should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed on March 6, 2015.

Cash and cash equivalents

Cash equivalents represent funds temporarily invested in money market instruments with maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value. Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements was $918 and $465 as of September 30, 2015 and December 31, 2014, respectively, and are included within Cash and cash equivalents within the Condensed Consolidated Balance Sheets.

Financial Instruments

The carrying values of Cash and cash equivalents, Accounts receivable and Accounts payable approximate their fair value due to the short-term nature of these financial instruments. Book overdrafts of $25,959 and $30,782 are included within Accounts payable within the Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, respectively. Long-term debt has a carrying value that approximates fair value because these instruments bear interest at variable market rates.

Equity Investments in Unconsolidated Entities

The Company has ownership interests in forty-five partnerships, joint ventures or similar arrangements that operate parking facilities, of which twenty-nine are VIEs and seventeen are voting interest model entities where the Company’s ownership interests range from 30-50 percent and for which there are no indicators of control. The Company accounts for such investments under the equity method of accounting, and its underlying share of each investee’s equity is included in Equity investments in unconsolidated entities within the Condensed Consolidated Balance Sheets. As the operations of these entities are consistent with the Company’s underlying core business operations, the equity in earnings of these investments are included in Parking services revenue—Lease contracts within the Condensed Consolidated Statements of Income. The equity earnings in these related investments was $572 and $458 for the three months ended September 30, 2015 and 2014, respectively, and $1,502 and $1,439 for the nine months ended September 30, 2015 and 2014, respectively.

In October 2014, the Company entered into an agreement to establish a joint venture with Parkmobile USA, Inc. (“Parkmobile USA”) and contributed all of the assets and liabilities of its proprietary Click and Park parking prepayment business in exchange for a 30 percent interest in the newly formed legal entity called Parkmobile, LLC (“Parkmobile”). The joint venture of Parkmobile provides on-demand and prepaid transaction processing for on- and off-street parking and transportation services. The contribution of the Click and Park business in the joint venture resulted in a loss of control of the business, and therefore it was deconsolidated from the Company’s financial statements. The Company accounts for its investment in the joint venture with Parkmobile using the equity method of accounting, and its underlying share of equity in Parkmobile is included in Equity investments in unconsolidated entities within the Condensed Consolidated Balance Sheets.  The equity earnings in the Parkmobile joint venture is included in Equity in losses from investment in unconsolidated entity within the Condensed Consolidated Statements of Income.

Non-Controlling Interests

Noncontrolling interests represent the noncontrolling holders’ percentage share of income or losses from the subsidiaries in which the Company holds a majority, but less than 100 percent, ownership interest and the results of which are consolidated and included within in our condensed consolidated financial statements.

Sale of Business

During the third quarter 2015, the Company signed an agreement to sell and subsequently sold portions of the Company’s security business primarily operating in the Southern California market to a third-party for a gross sales price of $1,831 which resulted in a gain on sale of business of $508, net of legal and other expenses.  The assets under the sale agreement met the definition of a business as defined by ASU 805-10-55-4.  Cash consideration received during the third quarter 2015, net of legal and other expenses, was $960 with the remaining consideration for the sale of the business being classified as contingent consideration, which per the sale agreement is based on the performance of the business and retention of current customers over an eighteen-month period, and due from the buyer in February 2017.  The contingent consideration was valued at fair value as of the date of sale of the business and resulted in the Company recognizing a contingent consideration receivable from the buyer in the amount of $452.  The pre-tax profit for the operations of the sold business was not significant to prior periods presented.  See Note 6. Fair Value Measurement for the fair value of the contingent consideration receivable as of September 30, 2015.

Recently Issued Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires that an acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  The amendment requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  The ASU also requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.  ASU No. 2015-16 is effective for interim and annual reporting periods beginning after December 15, 2015.  The Company is currently assessing the impact of adopting this standard on the Company’s financial position, results of operations, cash flows and financial statement disclosures.

In April 2015, FASB issued (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. ASU 2015-03 requires retrospective application and represents a change in accounting principle. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The Company does not expect ASU 2015-03 to have a material effect on the Company’s results of operations, however, it will impact future balance sheet presentation and financial statement disclosures related to the Company’s debt issuance costs.

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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015- 02 amends certain aspects of the consolidation guidance in U.S. GAAP. In particular, it will modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities and also eliminates the presumption that a general partner should consolidate a limited partnership. The new guidance will also affect the consolidation analysis of the Company’s interests in VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective on January 1, 2016 and retrospective adoption is required either through a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the year of adoption or retrospectively for all comparative periods. Early adoption is permitted. The Company is currently assessing the impact of adopting this standard on the Company’s financial position, results of operations, cash flows and financial statement disclosures.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This Update eliminates from GAAP the concept of extraordinary items. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect the adoption of ASU 2015-01 to have material impact of adopting this standard on the Company’s financial statements.

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

Certain lease contracts acquired in the Central Merger include provisions allocating to the Company responsibility for the cost of certain structural and other repairs required to be made to the leased property, including improvement and repair costs arising as a result of ordinary wear and tear. The Company recorded $2,137 and $242 during the three months ended September 30, 2015 and 2014, respectively, and $4,215 and $1,184 during the nine months ended September 30, 2015 and 2014, respectively, of costs (net of expected recoveries of the total cost recognized by the Company through the applicable indemnity discussed further below and in Note 3. Acquisition) in Cost of parking services—Lease contracts within the Condensed Consolidated Statements of Income for structural and other repair costs related to certain lease contracts acquired in the Central Merger, whereby the Company has expensed repair costs for certain leases and engaged third-party general contractors to complete certain structural and other repair projects, and other indemnity related costs. The Company expects to incur additional costs for certain structural and other repair costs pursuant to the contractual requirements of certain lease contracts acquired in the Central Merger (“Structural and Repair Costs”). Based on information available at this time, the Company currently expects to incur additional Structural and Repair Costs of $2,300.  While the Company is unable to estimate with certainty when such remaining costs will be incurred, it is expected that a substantial majority of these costs will be incurred in early- to mid-calendar year 2016.  The Company currently expects to recover 80% of the Structural and Repair Costs incurred and related to certain lease contracts acquired in the Central Merger through the applicable indemnity discussed further in Note 3. Acquisition.

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

Pursuant to the Merger Agreement, the Company is entitled to indemnification from Central’s former stockholders (i) if and to the extent Central’s combined net debt and the absolute value of Central’s negative working capital (as determined in accordance with the Merger Agreement) (the “Net Debt Working Capital”) exceeded $285,000 (the “Upper Threshold”) as of September 30, 2012 and (ii) for certain defined adverse consequences as set forth in the Merger Agreement (including with respect to Structural and Repair Costs). Pursuant to the Merger Agreement, Central’s former stockholders are required to satisfy certain indemnity obligations, which are capped at the Cash Consideration Amount (the “Capped Items”) only through a reduction of the Cash Consideration. For certain other indemnity obligations set forth in the Merger Agreement, which are not capped at the Cash Consideration Amount (the “Uncapped Items”), including the Net Debt Working Capital indemnity obligations described above, Central’s former stockholders may satisfy any amount payable pursuant to such indemnity obligations as follows (provided that the Company reserves the right to reject the cash and stock alternatives and choose to reduce the Cash Consideration):

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

The Company has determined and concluded that the Net Debt Working Capital was $296,334 as of September 30, 2012 and that, accordingly, the Net Debt Working Capital exceeded the threshold by $11,334.  In addition, the Company has determined that it currently has indemnity claims of $21,708 for certain defined adverse consequences (including indemnity claims with respect to Structural and Repair Costs incurred through September 30, 2015)  and as set forth in an October 1, 2015 notification letter to Central’s former stockholders’ that $1,800 of additional indemnification claims for Structural and Repair Costs (representing 80% of $2,300 of Structural and Repair Costs) met the requirements of the indemnification provisions established in the Merger Agreement. The Company has periodically given Central’s former stockholders notice regarding indemnification matters since the closing date of the Merger and has made adjustments for known matters, although Central’s former stockholders have not agreed to the aggregate of such adjustments made by the Company nor have they provided any elections with respect to using cash or stock as the payment of any Uncapped Items. Furthermore, following the Company’s notices of indemnification matters, the representative of Central’s former stockholders has indicated that they may make additional inquiries and raise issues with respect to the Company’s indemnification claims (including, specifically, as to Structural and Repair Costs) and that they may assert various claims of their own relating to the Merger Agreement.

On April 30, 2015, with respect to the Company’s Net Debt Working Capital calculation, the representative of Central’s former stockholders submitted specific objections to the Company’s calculation, asserting that the Net Debt Working Capital as of September 30, 2012 was $270,757 ($4,242 below the Lower Threshold) and on September 21, 2015 submitted a revised calculation, asserting that the Net Debt Working Capital as of September 30, 2012 was $277,989 ($2,989 above the Lower Threshold) and therefore no amounts are due to the Company given calculated Net Debt Working Capital is between the Lower Threshold and the Upper Threshold.  The Company continues to review and evaluate Central’s former stockholders’ specific objections to the Company’s calculation of Net Debt Working Capital, but currently believes that these indemnification claims should sustain challenge from the former Central stockholders and that recoverability of these indemnification claims by the Company is reasonably assured.  On October 1, 2015, the Company provided notification to Central’s former stockholders that the aggregate amount of the Company’s (i) Net Debt Working Capital claim of $11,334 as of September 30, 2012 and (ii) indemnity claims for certain defined adverse consequences as set forth in the Merger Agreement (including with respect to Structural and Repair Costs), exceeded the $27,000 Cash Consideration and therefore the Company would not be making any Cash Consideration payment pursuant to Section 3.7 of the Merger Agreement.  On October 20, 2015, Central’s former stockholders provided notification that they deemed the Company’s refusal to pay the $27,000 Cash Consideration to be a violation of the terms of the Merger Agreement.

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

In determining the indemnity claims for certain defined adverse consequences of $23,508 (representing the aggregate of $21,708 for certain defined adverse consequences, including indemnity claims with respect to Structural and Repair Costs incurred through September 30, 2015 and $1,800 of additional indemnification claims for Structural and Repair Costs as set forth the October 1, 2015 notification letter), the Company has evaluated the nature of the costs and related indemnity claims and has concluded that it is probable that such indemnified claims will sustain any challenge from Central’s former stockholders and recoverability of these indemnified claims is reasonably assured. As previously discussed in Note 2. Commitments and Contingencies, certain lease contracts acquired in the Central Merger include provisions allocating to the Company responsibility for all or a defined portion of the costs of certain structural and other repair costs required on the property, including improvement and repair costs arising as a result of ordinary wear and tear.

The Company has reduced the cash consideration payable in three years from the acquisition date by $11,334, representing the amount Net Debt Working Capital exceeded the Upper Threshold, and $21,708, representing the amount of indemnified claims for certain adverse consequences (including, but not limited to Structural and Repair Costs) incurred through September 30, 2015, but only to the extent these indemnified claims do not exceed the $27,000 Cash Consideration payable three years from the acquisition date.  While the Company believes the indemnification claims in excess of the $27,000 cash consideration date payable in three years from the acquisition date should sustain any challenge from Selling Stockholders, the Company has not recognized the recovery of $6,158 as a receivable and corresponding gain or reduction of costs incurred by the Company, as these additional indemnified claims are contingent in nature.

The following sets forth the adjustments to the cash consideration payable by the Company to the former stockholders of Central, based upon the foregoing determinations:

Cash consideration payable in three years from the acquisition date, pursuant to the Merger Agreement and prior to Central Net Debt Working Capital and indemnification of certain defined adverse consequences, net		$27,000

Net Debt Working Capital at September 30, 2012 as defined in the Merger Agreement	$(296,334)
Threshold of Net Debt Working Capital, pursuant to the Merger Agreement	$285,000
Excess over the threshold of Net Debt Working Capital		(11,334)

Indemnification of certain defined adverse consequences incurred through September 30, 2015, net		(21,708)

Indemnification claims for Net Debt Working Capital and certain adverse consequences in excess of the $27,000 cash consideration payable in three years from the acquisition date		(6,042)

Indemnification claims for Net Debt Working Capital and certain adverse consequences not recognized due to the contingent nature of these claims		6,042
Cash consideration payable three years from the acquisition date (October 2, 2015)		$—

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

The Company incurred certain acquisition and integration costs associated with the transaction that were expensed as incurred and are reflected in the Condensed Consolidated Statements of Income. The Company recognized $1,613 and $2,989 of these costs in its Condensed Consolidated Statements of Income for the three months ended September 30, 2015 and 2014, respectively, in General and administrative expenses. The Company recognized $3,484 and $5,031 of these costs in its Condensed Consolidated Statements of Income for the nine months ended September 30, 2015 and 2014, respectively, in General and administrative expenses.

4. Intangible Assets, net

The following presents a summary of intangible assets, net:

		September 30, 2015 (unaudited)			December 31, 2014
	Weighted Average Life (in Years)	Acquired Intangibled Assets, Gross (1)	Accumulated Amortization	Acquired Intangible Assets, Net	Acquired Intangible Assets, Gross (1)	Accumulated Amortization	Acquired Intangible Assets, Net
Covenant not to compete	3.5	$933	$(889)	$44	$933	$(879)	$54
Trade names and trademarks	4.4	9,770	(7,243)	2,527	9,770	(5,487)	4,283
Proprietary know how	9.9	34,650	(23,073)	11,577	34,650	(17,358)	17,292
Management contract rights	16.0	81,000	(15,477)	65,523	81,000	(11,601)	69,399
Acquired intangible assets, net (2)	13.8	$126,353	$(46,682)	$79,671	$126,353	$(35,325)	$91,028

(1)             Excludes the original cost and accumulated amortization of fully amortized intangible assets.

(2)             Intangible assets have estimated useful lives between one and nineteen years.

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Amortization expense related to intangible assets included in depreciation and amortization	$3,783	$3,779	$11,357	$11,376

5. Goodwill

The amounts for goodwill and changes to carrying value by operating segment are as follows (unaudited):

	Region One	Region Two	Region Three	Region Four	Region Five	Total
Balance as of December 31, 2014 (1)	$161,222	$141,512	$36,389	$62,664	$31,101	$432,888
Sale of business	—	—	—	(890)	—	(890)
Foreign currency translation	(541)	—	—	—	—	(541)
Balance as of September 30, 2015	$160,681	$141,512	$36,389	$61,774	$31,101	$431,457

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

During the first quarter 2015 and as a result of the change in internal reporting segment information, the Company completed a quantitative test (Step One) of goodwill impairment as of January 1, 2015 and concluded that the estimated fair values of each of the Company’s reporting units exceeded its carrying amount of net assets assigned to that reporting unit and therefore no further testing was required (Step Two). In conducting the January 1, 2015 goodwill impairment quantitative test (Step One), the Company analyzed actual and projected growth trends of the reporting units, gross margin, operating expenses and Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (which also includes forecasted five-year income statement and working capital projection, a market — based weighted average cost of capital and terminal values after five years).  The Company also assesses critical areas that may impact its business including economic conditions, market related exposures, competition, changes in service offerings and changes in key personnel.  As part of the January 1, 2015 goodwill assessment, the Company engaged a third-party to evaluate its reporting units’ fair values.

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

The following sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis and the basis of measurement at September 30, 2015 and December 31, 2014:

	Fair Value Measurement
	September 30, 2015 (unaudited)			December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Prepaid expenses and other
Contingent consideration receivable	—	—	$452	—	—	—
Interest rate swap	—	—	—	—	$551	—
Total	—	—	$452	—	$551	—
Liabilities
Accrued expenses
Contingent consideration obligation	—	—	$179	—	—	$64
Interest rate swap	—	$271	—	—	—	—
Other long term liabilities
Contingent consideration obligation	—	—	45	—	—	208
Total	—	—	$224	—	—	$272

Interest Rate Swap

The Company seeks to minimize risks from interest rate fluctuations through the use of interest rate swap contracts and hedge only exposures in the ordinary course of business. Interest rate swaps are used to manage interest rate risk associated with our floating rate debt. The Company accounts for its derivative instruments at fair value, provided it meets certain documentary and analytical requirements to qualify for hedge accounting treatment. Hedge accounting creates the potential for a Condensed Consolidated Statements of Income match between the changes in fair values of derivatives and the changes in cost of the associated underlying transactions, in this case interest expense. Derivatives held by the Company are designated as hedges of specific exposures at inception, with an expectation that changes in the fair value will essentially offset the change in the underlying exposure. Discontinuance of hedge accounting is required whenever it is subsequently determined that an underlying transaction is not going to occur, with any gains or losses recognized in the Condensed Consolidated Statements of Income at such time, and with any subsequent changes in fair value recognized currently in earnings. Fair values of derivatives are determined based on quoted prices for similar contracts. The effective portion of the change in fair value of the interest rate swap is reported in accumulated other comprehensive income, a component of stockholders’ equity, and is being recognized as an adjustment to interest expense or other (expense) income, respectively, over the same period the related expenses are recognized in earnings. Ineffectiveness would occur when changes in the market value of the hedged transactions are not completely offset by changes in the market value of the derivative and those related gains and losses on derivatives representing hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized currently in earnings when incurred.  No ineffectiveness was recognized during the nine months ended September 30, 2015 and 2014.

Contingent Consideration Receivable

During the third quarter 2015, certain assets, which met the definition of a business, were sold to a third-party in an arms-length transaction (see also Note 1. Significant Accounting Policies and Practices for further detail on the sale of the business).  Under the sales agreement, 40% of the sale proceeds from the buyer is contingent in nature and scheduled to be received by the Company eighteen months from the date of the transaction (February 2017).  The contingent consideration amount expected to be received by the Company is based on the financial and operational performance of the business sold.  The significant inputs used to derive the Level 3 fair value contingent consideration receivable is the probability of reaching certain revenue growth of the business sold and retention of current customers over an eighteen month period.  The fair value of the contingent consideration receivable as of September 30, 2015 was $452, with the fair value of the contingent consideration receivable to be remeasured each subsequent reporting period.

Contingent Consideration Obligation

The significant inputs used to derive the fair value of the contingent consideration obligation include financial forecasts of future operating results, the probability of reaching the forecast and the associated discount rate. The weighted average probability of the contingent acquisition consideration ranges from 12% to 50%, with a weighted average discount rate of 12%.

The following provides a reconciliation of the beginning and ending balances for the contingent consideration obligation measured at fair value using significant unobservable inputs (Level 3) (unaudited):

Due to Seller
Balance at December 31, 2014	$(272)
Payments	57
Change in fair value	(9)
Balance at September 30, 2015	$(224)

For the three months ended September 30, 2015 and 2014, the Company recognized a reduction of expense of $3 and expense of $6, respectively, in General and administrative expenses within the Condensed Consolidated Statements of Income due to the change in fair value measurements using a Level 3 valuation technique. For the nine months ended September 30, 2015 and 2014, the Company recognized an expense of $9 and $663, respectively, and recognized the related expense and benefit in General and administrative expenses within the Condensed Consolidated Statement of Income due to the change in fair value measurements using a Level 3 valuation technique. These adjustments were the result of using revised forecasts of operating results, updates to the probability of achieving the revised forecasts and updated fair value measurements that revised the Company’s contingent consideration obligations related to the purchase of this business.

Nonrecurring Fair Value Measurements

Certain assets are measured at fair value on a nonrecurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). Non-financial assets such as goodwill, intangible assets, and leasehold improvements, equipment land and construction in progress are subsequently measured at fair value when there is an indicator of impairment and recorded at fair value only when impairment is recognized. The Company assesses the impairment of intangible assets annually or whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. The fair value of its goodwill and intangible assets is not estimated if there is no change in events or circumstances that indicate the carrying amount of an intangible asset may not be recoverable. There were no impairment charges for the nine months ended September 30, 2015 and 2014.

Financial Instruments Not Measured at Fair Value

The following presents the carrying amounts and estimated fair values of financial instruments not measured at fair value in the Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014:

	September 30, 2015 (unaudited)		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets
Cash and cash equivalents	$18,992	$18,992	$18,196	$18,196
Financial Liabilities
Long-term obligations under senior credit facility and other long-term borrowings	$246,992	$246,992	$253,400	$253,400

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

7. Borrowing Arrangements

Long-term borrowings, in order of preference, consist of:

		Amount Outstanding
	Maturity Date	September 30, 2015 (unaudited)	December 31, 2014
Obligations under Credit Agreement and Restated Credit Agreement, net of original discount on borrowings	(1) / (2)	$244,905	$251,010
Other debt obligations	Various	2,087	2,390
Total debt obligations		246,992	253,400
Less: Current portion under Senior Credit Facility and other debt obligations		15,974	15,567
Total long-term borrowings		$231,018	$237,833

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

The Company was in compliance with all covenants as of September 30, 2015.

As of September 30, 2015, the Company had $89,600 of borrowing availability under the Restated Credit Agreement, of which the Company could have borrowed $89,600 on September 30, 2015 and remained in compliance with the above described covenants as of such date. The additional borrowing availability under the Restated Credit Agreement is limited only as of the Company’s fiscal quarter-end by the covenant restrictions described above. At September 30, 2015, the Company had $52,349 of letters of credit outstanding under the Restated Senior Credit Facility, with aggregate borrowings against the Restated Senior Credit Facility of $246,800 (excluding original discount on borrowings of $1,895).

In connection with and effective upon the execution and delivery of the Restated Credit Agreement on February 20, 2015, the Company recorded losses on extinguishment of debt, relating to debt discount and debt issuance costs, of $634.

Interest Rate Swap Transactions

In October 2012, the Company entered into Interest Rate Swap transactions (collectively, the “Interest Rate Swaps”) with each of JPMorgan Chase Bank, N.A., Bank of America, N.A. and PNC Bank, N.A. in an initial aggregate Notional Amount of $150,000 (the “Notional Amount”). The Interest Rate Swaps have a termination date of September 30, 2017. The Interest Rate Swaps effectively fix the interest rate on an amount of variable interest rate borrowings under the Credit Agreement, originally equal to the Notional Amount at 0.7525% per annum plus the applicable margin rate for LIBOR loans under the Credit Agreement, determined based upon the Company’s consolidated total debt to EBITDA ratio. The Notional Amount is subject to scheduled quarterly amortization that coincides with quarterly prepayments of principal under the Credit Agreement. These Interest Rate Swaps are classified as cash flow hedges, and the Company assesses the effectiveness of the hedge on a monthly basis. The ineffective portion of the cash flow hedge is recognized in earnings as an increase of interest expense.  As of September 30, 2015, no ineffectiveness of the hedge has been recognized in interest expense. See Note 6. Fair Value Measurement for the fair value of the interest rate swap as of September 30, 2015 and December 31, 2014.

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

The following is the list of Guaranteed Payments:

▪                  Garage and surface operating expenses;

▪                  Principal and interest on the special facility revenue bonds;

▪                  Trustee expenses;

▪                  Major maintenance and capital improvement deposits; and

▪                  State minimum guarantee.

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

The total deficiency payments to the State, net of reimbursements, as of September 30, 2015 (unaudited) are as follows:

2015
Balance at December 31, 2014	$13,327
Deficiency payments made	101
Deficiency repayment received	(1,055)
Balance at September 30, 2015	$12,373

During the three months ended September 30, 2015 and 2014, the Company received deficiency repayments (net of payments made) of $156 and $24, received and recorded interest of $53 and $134 and premium of $nil and $nil, respectively, with the net of these amounts recorded as a reduction in Cost of parking services—Management contracts within the Condensed Consolidated Statements of Income. During the nine months ended September 30, 2015 and 2014, the Company received deficiency repayments (net of payments made) of $954 and $1,074 and received and recorded interest of $309 and $134 and premium of $79 and $117, respectively, with the net of these amounts recorded as reduction in Cost of parking services—Management contracts within the Condensed Condensed Consolidated Statements of Income. The Company accrues for deficiency payments when the potential for future deficiency payments are both probable and estimable. There were no amounts of estimated deficiency payments accrued as of September 30, 2015 and December 31, 2014, as the Company concluded that the potential for future deficiency payments did not meet the criteria of both probable and estimable.

In addition to the recovery of certain General and administrative expenses incurred, the Bradley Agreement provides for an annual management fee payment, which is based on operating profit tiers. The annual management fee is further apportioned 60% to the Company and 40% to an unaffiliated entity and the annual management fee will be paid to the extent funds are available for the trustee to make a distribution, and are paid after Guaranteed Payments (as defined in the Bradley Agreement) are paid, and after the repayment of all deficiency payments, including interest and premium. Cumulative management fees of approximately $15,483 and $14,733 have not been recognized as of September 30, 2015 and December 31, 2014, respectively, and no management fees were recognized as revenue for the nine months ended September 30, 2015 and 2014.

9. Stock-Based Compensation

Stock Options and Grants

There were no stock options granted during the nine months ended September 30, 2015 and 2014. The Company recognized no stock-based compensation expense related to stock options for the nine months ended September 30, 2015 and 2014, as all stock options previously granted were fully vested. As of September 30, 2015, there were no unrecognized compensation costs related to unvested stock options.

On April 21, 2015, the Company authorized vested stock grants to certain directors totaling 32,357 common shares.  The total value of the grant, based on the fair value of common stock on the grant date, was $725 and is included in General and administrative expenses within the Condensed Consolidated Statement of Income.  On April 22, 2014, the Company authorized vested stock grants to certain directors totaling 19,336 common shares.  The total value of the grant, based on the fair value of common stock on the grant date, was $491 and is included in General and administrative expenses within the Condensed Consolidated Statement of Income.

On September 29, 2015, the Company authorized vested stock grants to two former executives of the Company, totaling 8,624 common shares, to satisfy cash obligations of the Company. The total value of the grant, based on the fair value of the common stock on the grant date, was $200 and is included in stock-based compensation within General and administrative expenses of the Condensed Consolidated Statement of Income.

Restricted Stock Units

During the nine months ended September 30, 2015, the Company authorized certain one-time grants of 3,963 restricted stock units to an executive that vest five years from date of issuance. During the nine months ended September 30, 2015, 58,816 restricted stock units vested. During the nine months ended September 30, 2015 and 2014, 6,600 and 4,124, respectively, restricted stock units were forfeited under the amended and restated Long-Term Incentive Plan and became available for reissuance.

The Company recognized $422 and $679 of stock-based compensation expense related to the restricted stock units for the three months ended September 30, 2015 and 2014, respectively, which is included in General and administrative expenses within the Condensed Consolidated Statements of Income. The Company recognized $1,227 and $2,129 of stock-based compensation expenses related to restricted stock units for the nine months ended September 30, 2015 and 2014, respectively, which is included in General and administrative expenses within the Condensed Consolidated Statements of Income. As of September 30, 2015, there was $3,217 of unrecognized stock-based compensation costs, net of estimated forfeitures, related to the restricted stock units that are expected to be recognized over a weighted average remaining period of approximately 4.0 years.

Performance Share Units

In September 2014, the Board of Directors authorized a performance-based incentive program under the Company’s Long-Term Incentive Plan (“Performance-Based Incentive Program”), whereby the Company will issue performance share units to certain executive management individuals that represent shares potentially issuable in the future. The objective of the Performance-Based Incentive Program is to link compensation to business performance, encourage ownership of Company stock, retain executive talent, and reward executive performance. The Performance-Based Incentive Program provides participating executive management individuals with the opportunity to earn vested common stock if certain performance targets for pre-tax free cash flow are achieved over a three year performance period and recipients satisfy service-based vesting requirements. The stock-based compensation expense associated with unvested performance share units are recognized on a straight-line basis over the shorter of the vesting period or minimum service period and dependent upon the probable outcome of the number of shares that will ultimately be issued based on the achievement of pre-tax free cash flow over the cumulative three year period.  In April 2015 and September 2014 the Company granted 103,600 and

91,054 performance share units, respectively, to certain individuals within executive management.  During the nine months ended September 30, 2015, 4,009 performance share units were forfeited under the amended and restated Long-Term Incentive Plan and became available for reissuance.  No performance share units were vested as of September 30, 2015.

The Company recognized $340 and $946 of stock-based compensation expense related to the Performance-Based Incentive Program for the three and nine months ended September 30, 2015, respectively, and is included in General and administrative expenses within the Condensed Consolidated Statements of Income. The Company recognized $184 of stock-based compensation expense related to the Performance-Based Incentive Program for the three and nine months ended September 30, 2014. No performance share units were forfeited as of September 30, 2014.  Future compensation expense for currently outstanding awards under the Performance Based Incentive Program could reach a maximum of $6,929. Stock-based compensation for the Performance-Based Incentive Program is expected to be recognized over a weighted average period of 1.9 years.

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

A reconciliation of the weighted average basic common shares outstanding to the weighted average diluted common shares outstanding is as follows (unaudited):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Weighted average common basic shares outstanding	22,205,707	21,997,394	22,159,701	21,989,131
Effect of dilutive stock options and restricted stock units	342,459	429,393	360,117	403,441
Weighted average common diluted shares outstanding	22,548,166	22,426,787	22,519,818	22,392,572
Net income (loss) per share
Basic	$0.17	$0.20	$0.67	$0.63
Diluted	$0.16	$0.19	$0.66	$0.62

For the three and nine months ended September 30, 2015, performance share units were excluded from the computation of weighted average diluted common share outstanding because the number of shares ultimately issuable is contingent upon the Company’s attainment of certain performance targets. There was no Performance-Based Incentive Program in place during the nine months ended September 30, 2014.

There are no additional securities that could dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share, other than those disclosed.

11. Comprehensive Income

Comprehensive income consists of the following components, net of tax (unaudited):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net income	$4,485	$5,087	$16,820	$16,074
Effective portion of unrealized gain (loss) on cash flow hedge	(188)	293	(485)	17
Foreign currency translation	(328)	(130)	(622)	(47)
Comprehensive income	3,969	5,250	15,713	16,044
Less: Comprehensive income attributable to noncontrolling interest	778	785	2,014	2,162
Comprehensive income attributable to SP Plus Corporation	$3,191	$4,465	$13,699	$13,882

Accumulated other comprehensive income is comprised of unrealized gains (losses) on cash flow hedges and foreign currency translation adjustments. The components of changes in accumulated comprehensive income (loss), net of tax, for the nine months ended September 30, 2015 were as follows (unaudited):

	Foreign Currency Translation Adjustments	Effective Portion of Unrealized Gain (Loss) on Cash Flow Hedge	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2014	$(530)	$325	$(205)
Change in other comprehensive income (loss)	(622)	(485)	(1,107)
Balance at September 30, 2015	$(1,152)	$(160)	$(1,312)

12. Income Taxes

For the three months ended September 30, 2015, the Company recognized an income tax expense of $3,516 on pre-tax earnings of $8,001 compared to $2,763 income tax expense on pre-tax earnings of $7,850 for the three months ended September 30, 2014. For the nine months ended September 30, 2015, the Company recognized income tax expense of $4,466 on pre-tax earnings of $21,286 compared to $421 income tax benefit on pre-tax earnings of $15,653 for the nine months ended September 30, 2014. The effective tax rate for the nine months ended September 30, 2015 was 21.0% compared to a benefit of 2.7% for the nine months ended September 30, 2014.

The effective tax rate for the nine months ended September 30, 2015 increased primarily as a result of the reduction of valuation allowances for deferred tax assets established for historical net operating losses in the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. During the nine months ended September 30, 2015 the Company recognized a $4,607 discrete benefit primarily for the reversal of a valuation allowance for a deferred tax asset established for historical net operating losses attributable to the City of New York, New York (“New York City”). The valuation allowance was reversed in the second quarter of 2015 due to the New York City law changes enacted April 1, 2015, which resulted in the Company determining that the future benefit of net operating loss carryforwards was more likely than not to be recognized. During the nine months ended September 30, 2014 the Company recognized a $6,359 discrete benefit for the reversal of a valuation allowance for a deferred tax asset established for historical net operating losses attributable to the State of New York.

As of September 30, 2015, the Company has not identified any uncertain tax positions that would have a material impact on the Company’s financial position. The Company recognizes potential interest and penalties related to uncertain tax positions, if any, in income tax expense.

The tax years that remain subject to examination for the Company’s major tax jurisdictions at September 30, 2015 are shown below:

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

Region Two encompasses operations in Alabama, Arizona, Colorado, Florida, Georgia, Hawaii, Kansas, Louisiana, Mississippi, Missouri, Nebraska, New Mexico, North Carolina, Oklahoma, South Carolina, Southern California, Tennessee, Texas, Utah and Puerto Rico.

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

The business is managed based on regions administered by executive vice presidents. The following is a summary of revenues (excluding reimbursed management contract revenue) and gross profit by regions for the three and nine months ended September 30, 2015 and 2014 (unaudited):

	Three Months Ended				Nine Months Ended
	September 30, 2015	Gross Margin %	September 30, 2014	Gross Margin %	September 30, 2015	Gross Margin %	September 30, 2014	Gross Margin %

Revenues
Region One
Lease contracts	$55,260		$55,489		$153,996		$155,139
Management contracts	21,384		21,192		61,623		64,060
Total Region One	76,644		76,681		215,619		219,199
Region Two
Lease contracts	31,698		29,842		96,126		89,101
Management contracts	19,702		20,541		60,982		61,767
Total Region Two	51,400		50,383		157,108		150,868
Region Three
Lease contracts	26,779		29,642		80,836		87,174
Management contracts	6,593		6,255		20,001		18,904
Total Region Three	33,372		35,897		100,837		106,078
Region Four
Lease contracts	31,795		13,012		94,439		35,595
Management contracts	26,553		25,550		78,224		78,153
Total Region Four	58,348		38,562		172,663		113,748
Region Five
Lease contracts	1,068		548		3,468		2,042
Management contracts	8,173		1,231		36,588		22,280
Total Region Five	9,241		1,779		40,056		24,322
Other
Lease contracts	18		471		22		1,546
Management contracts	3,408		3,109		10,758		7,600
Total Other	3,426		3,580		10,780		9,146
Reimbursed management contract revenue	168,332		173,405		513,469		507,122
Total Revenues	$400,763		$380,287		$1,210,532		$1,130,483

Gross Profit
Region One
Lease contracts	$4,433	8%	$4,801	9%	$10,088	7%	$9,575	6%
Management contracts	9,819	46%	9,505	45%	28,112	46%	27,532	43%
Total Region One	14,252		14,306		38,200		37,107
Region Two
Lease contracts	5,792	18%	5,213	17%	16,955	18%	14,869	17%
Management contracts	8,243	42%	9,584	47%	24,987	41%	27,158	44%
Total Region Two	14,035		14,797		41,942		42,027
Region Three
Lease contracts	701	3%	1,134	4%	1,265	2%	2,021	2%
Management contracts	3,529	54%	3,570	57%	10,214	51%	10,581	56%
Total Region Three	4,230		4,704		11,479		12,602
Region Four
Lease contracts	1,696	5%	1,191	9%	4,445	5%	2,737	8%
Management contracts	5,649	21%	6,345	25%	18,434	24%	20,069	26%
Total Region Four	7,345		7,536		22,879		22,806

	Three Months Ended				Nine Months Ended
	September 30, 2015	Gross Margin %	September 30, 2014	Gross Margin %	September 30, 2015	Gross Margin %	September 30, 2014	Gross Margin %

Region Five
Lease contracts	139	13%	31	6%	319	9%	116	6%
Management contracts	2,822	35%	2,916	237%	9,272	25%	9,207	41%
Total Region Five	2,961		2,947		9,591		9,323
Other
Lease contracts	(2,109)	N/A	114	N/A	(3,318)	N/A	696	N/A
Management contracts	2,122	N/A	(783)	N/A	9,688	N/A	2,246	N/A
Total Other	13		(669)		6,370		2,942
Total gross profit	$42,836		$43,621		130,461		$126,807
General and administrative expenses	23,752		24,123		74,164		75,185
General and administrative expense percentage of gross profit	55%		55%		57%		59%
Depreciation and amortization	8,275		7,630		24,374		22,523
Operating income	10,809		11,868		31,923		29,099
Other expenses (income)
Interest expense	2,954		4,162		10,059		13,782
Interest income	(46)		(144)		(146)		(336)
Gain on sale of business	(508)		—		(508)		—
Equity in losses from investment in unconsolidated entity	408		—		1,232		—

Income (loss) before income taxes	8,001		7,850		21,286		15,653
Income tax (benefit)	3,516		2,763		4,466		(421)
Net income	4,485		5,087		16,820		16,074
Less: Net income attributable to noncontrolling interest	778		785		2,014		2,162
Net income attributable to SP Plus Corporation	$3,707		$4,302		$14,806		$13,912

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Our Operations

We operate our clients’ properties through two types of arrangements: management contracts and leases. Under a management contract, we typically receive a base monthly fee for managing the facility, and we may also receive an incentive fee based on the achievement of facility performance objectives. We also receive fees for ancillary services. Typically, all of the underlying revenues and expenses under a standard management contract flow through to our clients rather than to us. However, some management contracts, which are referred to as “reverse” management contracts, usually provide for larger management fees and require us to pay various costs. Under lease arrangements, we generally pay to the property owner a fixed annual rent, a percentage of gross customer collections or a combination thereof. We collect all revenues under lease arrangements and we are responsible for most operating expenses, but we are typically not responsible for major maintenance, capital expenditures or real estate taxes. Margins for lease contracts vary significantly, not only due to operating performance, but also due to variability of parking rates in different cities and varying space utilization by parking facility type and location.  As of September 30, 2015, we operated 81% of our locations under management contracts and 19% under leases.

In evaluating our financial condition and operating performance, management’s primary focus is on our gross profit and total general and administrative expense. Although the underlying economics to us of management contracts and leases are similar, the manner in which we are required to account for them differs. Revenue from leases includes all gross customer collections derived from our leased locations (net of local parking taxes), whereas revenue from management contracts only includes our contractually agreed upon management fees and amounts attributable to ancillary services. Gross customer collections at facilities under management contracts, therefore, are not included in our revenue. Accordingly, while a change in the proportion of our operating agreements that are structured as leases versus management contracts may cause significant fluctuations in reported revenue and expense of parking services that change will not artificially affect our gross profit. For example, as of September 30, 2015, 81% of our locations were operated under management contracts and 77% of our gross profit for the nine months ended September 30, 2015 was derived from management contracts. Only 38% of total revenue (excluding reimbursed management contract revenue), however, was from management contracts because under those contracts the revenue collected from parking customers belongs to our clients. Therefore, gross profit and total general and administrative expense, rather than revenue, are management’s primary focus.

General Business Trends

We believe that sophisticated commercial real estate developers and property managers and owners recognize the potential for parking and related services to be a profit generator rather than a cost center. Often, the parking experience makes both the first and the last impressions on their properties’ tenants and visitors. By outsourcing these services, they are able to capture additional profit by leveraging the unique operational skills and controls that an experienced parking management company can offer. Our ability to consistently deliver a uniformly high level of parking and related services and maximize the profit to our clients improves our ability to win contracts and retain existing locations. Our  focus on customer service and satisfaction is a key driver of our high location retention rate. Excluding the impact of certain facilities which were sold as part of the security business during the quarter ending September 30, 2015, our retention rate for the twelve month periods ending September 30, 2015 and 2014 was 89% and 90%, respectively.

Summary of Operating Facilities

We focus our operations in core markets where a concentration of locations improves customer service levels and operating margins. The following table reflects our facilities operated at the end of the periods indicated:

	September 30, 2015	December 31, 2014	September 30, 2014
Leased facilities	739	774	789
Managed facilities(1)	3,161	3,348	3,415
Total facilities	3,900	4,122	4,204

(1) Adjusted to exclude 61 managed facilities related to the security business, primarily operating in the Southern California market, for December 31, 2014 and September 30, 2014.

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

The following is a summary of revenues (excluding reimbursed management contract revenue), cost of parking services and gross profit by regions for the three months ended September 30, 2015 and 2014:

Three Months Ended September 30, 2015 Compared to Three Months September 30, 2014

Segment revenue information is summarized as follows (unaudited):

	Three Months Ended September 30,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	Amount	%
Lease contract revenue:

New locations	$1.4	$0.1	$1.4	$-	$0.7	$0.4	$18.7	$-	$0.1	$-	$-	$-	$22.3	$0.5	$21.8	4360%
Contract expirations	0.1	2.7	0.3	2.5	0.4	3.6	-	0.6	-	-	-	-	0.8	9.4	(8.6)	-91%
Same locations	50.9	50.6	29.7	27.0	25.7	25.6	10.4	10.1	0.6	0.5	(0.1)	0.6	117.2	114.4	2.8	2%
Conversions	2.9	2.1	0.3	0.3	-	-	2.7	2.3	0.4	-	-	-	6.3	4.7	1.6	34%
Total lease contract revenue	$55.3	$55.5	$31.7	$29.8	$26.8	$29.6	$31.8	$13.0	$1.1	$0.5	$(0.1)	$0.6	$146.6	$129.0	$17.6	14%
Management contract revenue:
New locations	$1.7	$0.3	$2.8	$0.5	$0.6	$0.2	$0.3	$-	$1.1	$0.1	$-	$-	$6.5	$1.1	$5.4	491%
Contract expirations	0.5	2.6	1.2	4.6	0.3	0.7	4.4	4.5	0.1	-	-	-	6.5	12.4	(5.9)	-48%
Same locations	19.1	18.1	15.6	15.3	5.7	5.4	21.5	20.8	7.0	1.8	3.3	3.1	72.2	64.5	7.7	12%
Conversions	0.1	0.2	0.1	0.1	-	-	0.4	0.3	-	(0.7)	-	-	0.6	(0.1)	0.7	-700%
Total management contract revenue	$21.4	$21.2	$19.7	$20.5	$6.6	$6.3	$26.6	$25.6	$8.2	$1.2	$3.3	$3.1	$85.8	$77.9	$7.9	10%

Parking services revenue—lease contracts.  Lease contract revenue increased $17.6 million, or 14%, to $146.6 million for the three months ended September 30, 2015, compared to $129.0 million for the three months ended September 30, 2014. The increase in lease contract revenue resulted primarily from increases of $21.8 million from new locations, $2.8 million from same locations and $1.6 million from conversions, partially offset by an $8.6 million decrease in revenue from contract expirations.

From a reporting segment perspective, lease contract revenue increased primarily due to new locations in all five regions, same locations in all five regions, and conversions in regions one, four and five. The increase in lease contract revenue was partially offset by decreases in lease contract revenue for contract expirations in regions one, two and three and same locations in other.  Same locations revenue increases for the aforementioned regions were primarily due to increases in short-term parking and monthly parking revenue.

Revenue associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

Parking services revenue—management contracts. Management contract revenue increased $7.9 million, or 10%, to $85.8 million for the three months ended September 30, 2015, compared to $77.9 million for the three months ended September 30, 2014.  The increase in management contract revenue resulted primarily from increases of $7.7 million from same locations, $5.4 million from new locations and $0.7 million from conversions, partially offset by $5.9 million decrease from contract expirations.

From a reporting segment perspective, management contract revenue increased primarily due to same locations in all five regions and other, new locations in all five regions, and conversions in regions four and five and contract expirations in region five, which was partially offset by decreases in revenue for contract expirations in regions one, two, three, and four conversions in region one. The increases in same locations revenue for the aforementioned regions were primarily due to increases in other ancillary services.

Revenue associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

Reimbursed management contract revenue. Reimbursed management contract revenue decreased $5.1 million, or 3%, to $168.3 million for the three months ended September 30, 2015, compared to $173.4 million for the three months ended September 30, 2014. This decrease resulted from less reimbursements for costs incurred on behalf of owners.

Segment cost of parking services information is summarized as follows (unaudited):

	Three Months Ended September 30,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	Amount	%
Cost of parking services lease contracts:
New locations	$1.2	$-	$1.2	$-	$0.7	$0.3	$18.2	$-	$0.1	$-	$-	$-	$21.4	$0.3	$21.1	7033%
Contract expirations	-	2.4	0.4	2.3	0.2	2.8	-	0.6	-	-	-	-	0.6	8.1	(7.5)	-93%
Same locations	46.8	46.3	24.1	22.1	25.2	25.4	9.6	9.2	0.6	0.5	2.0	0.4	108.2	103.9	4.4	4%
Conversions	2.9	2.0	0.2	0.2	-	-	2.3	2.0	0.3	-	-	-	5.7	4.2	1.5	36%

Total cost of parking services lease contracts	$50.9	$50.7	$25.9	$24.6	$26.1	$28.5	$30.1	$11.8	$1.0	$0.5	$2.0	$0.4	$136.0	$116.5	$19.5	17%

Cost of parking services management contracts:
New locations	$0.8	$0.1	$2.0	$0.4	$0.4	$-	$0.2	$-	$0.7	$-	$-	$-	$4.1	$0.5	$3.6	720%
Contract expirations	0.5	1.8	0.9	3.1	0.3	0.5	5.0	4.4	0.2	(0.2)	-	-	6.9	9.6	(2.7)	-28%
Same locations	10.3	9.7	8.6	7.5	2.4	2.2	15.5	14.8	4.5	(0.8)	1.1	3.8	42.4	37.3	5.2	14%
Conversions	-	0.1	-	-	-	-	0.2	-	-	(0.7)	-	-	0.2	(0.6)	0.8	-133%
Total cost of parking services management contracts	$11.6	$11.7	$11.5	$11.0	$3.1	$2.7	$20.9	$19.2	$5.4	$(1.7)	$1.1	$3.8	$53.6	$46.7	$6.9	15%

Cost of parking services—lease contracts.  Cost of parking services for lease contracts increased $19.5 million, or 17%, to $136.0 million for the three months ended September 30, 2015 compared to $116.5 million for the three months ended September 30, 2014.  The increase in cost of parking services for lease contracts resulted primarily from increases of $21.1 million from new locations, $4.4 million from same locations and $1.5 million from conversions, partially offset by a $7.5 million decrease from contract expirations.

From a reporting segment perspective, cost of parking services for lease contracts increased primarily due to new locations in all five regions, same locations in regions one, two, four, five and other, and conversions in regions one, four, and five, partially offset by decreases in cost of parking services for lease contract expiration in regions one, two, three, and four, and same store in region three.  Same locations costs increased primarily due general increases in operating expenses and higher lease rent expense, primarily as a result of contingent rental payments on the increase in revenue for same locations, and an increase in costs related to structural and repair costs incurred partially offset by favorable prior year insurance reserve adjustments.

Cost of parking services associated with contract expirations relates to contacts that have expired, however, we were operating the facility in the comparative period presented.

Cost of parking services—management contracts.  Cost of parking services for management contracts increased $6.9 million, or 15%, to $53.6 million for the three months ended September 30, 2015, compared to $46.7 million for the three months ended September 30, 2014. The increases in cost of parking services for management contracts resulted primarily from increases of $5.2 million from same locations, $3.6 million from new locations and $0.8 million conversions, partially offset by a $2.7 million decrease from contract expirations.

From a reporting segment perspective, cost of parking services for management contracts increased primarily due to same locations in all five regions, new locations in all five regions, conversions in regions four and five, and contract expirations in regions four and five partially offset by decreases in cost of parking services for management contracts for same locations in other, conversions in region one and contract expirations in regions one, two, and three. Same locations costs increased primarily due to increases in costs associated with reverse management contracts and cost of providing management services partially offset by a decrease in certain costs not specifically identifiable to a specific region primarily driven by favorability in prior year insurance reserve adjustments.

Revenue associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

Reimbursed management contract expense. Reimbursed management contract expense decreased $5.1 million, or 3%, to $168.3 million for the three months ended September 30, 2015, compared to $173.4 million for the three months ended September 30, 2014. This decrease resulted from less reimbursements for costs incurred on behalf of owners.

Segment gross profit/gross profit percentage information is summarized as follows (unaudited):

	Three Months Ended September 30,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	Amount	%
Gross profit lease contracts:
New locations	$0.2	$0.1	$0.2	$-	$-	$0.1	$0.5	$-	$-	$-	$-	$-	$0.9	$0.2	$0.7	350%
Contract expirations	0.1	0.3	(0.1)	0.2	0.2	0.8	-	-	-	-	-	-	0.2	1.3	(1.1)	-85%
Same locations	4.1	4.3	5.6	4.9	0.5	0.2	0.8	0.9	-	-	(2.1)	0.2	8.9	10.5	(1.6)	-14%
Conversions	-	0.1	0.1	0.1	-	-	0.4	0.3	0.1	-	-	-	0.6	0.5	0.1	20%
Total gross profit lease contracts	$4.4	$4.8	$5.8	$5.2	$0.7	$1.1	$1.7	$1.2	$0.1	$-	$(2.1)	$0.2	$10.6	$12.5	$(1.8)	-15%

	(Percentages)
Gross profit percentage lease contracts:
New locations	14%	100%	14%	0%	0%	25%	3%	0%	0%	0%	N/A	N/A	4%	40%	-36%
Contract expirations	100%	11%	-33%	8%	50%	22%	0%	0%	0%	0%	N/A	N/A	25%	14%	11%
Same locations	8%	8%	19%	18%	2%	1%	8%	9%	0%	0%	N/A	N/A	8%	9%	-2%
Conversions	0%	5%	33%	33%	0%	0%	15%	13%	25%	0%	N/A	N/A	10%	11%	-1%
Total gross profit percentage	8%	9%	18%	17%	3%	4%	5%	9%	9%	0%	N/A	N/A	7%	10%

Gross profit management contracts:
New locations	$0.9	$0.2	$0.8	$0.1	$0.2	$0.2	$0.1	$-	$0.4	$0.1	$-	$-	$2.4	$0.6	$1.8	300%
Contract expirations		0.8	0.3	1.5	-	0.2	(0.6)	0.1	(0.1)	0.2	-	-	(0.4)	2.8	(3.2)	-114%
Same locations	8.8	8.4	7.0	7.8	3.3	3.2	6.0	6.0	2.5	2.6	2.2	(0.7)	29.8	27.3	2.5	9%
Conversions	0.1	0.1	0.1	0.1	-	-	0.2	0.3	-	-	-	-	0.4	0.5	(0.1)	-20%
Total gross profit management contracts	$9.8	$9.5	$8.2	$9.5	$3.5	$3.6	$5.7	$6.4	$2.8	$2.9	$2.2	$(0.7)	$32.2	$31.2	$1.0	3%

	(Percentages)
Gross profit percentage management contracts:
New locations	53%	67%	29%	20%	33%	100%	33%	0%	36%	100%	N/A	N/A	37%	55%

Contract expirations	0%	31%	25%	33%	0%	29%	-14%	2%	-100%	0%	N/A	N/A	-6%	23%
Same locations	46%	46%	45%	51%	58%	59%	28%	29%	36%	144%	N/A	N/A	41%	42%

Conversions	100%	50%	100%	100%	0%	0%	50%	100%	0%	0%	N/A	N/A	67%	-500%

Total gross profit percentage	46%	45%	42%	46%	53%	57%	21%	25%	34%	242%	N/A	N/A	38%	40%

Gross profit—lease contracts. Gross profit for lease contracts decreased $1.9 million, or 15%, to $10.6 million for the three months ended September 30, 2015, compared to $12.5 million for three months ended September 30, 2014. Gross profit percentage for lease contracts decreased to 7% for the three months ended September 30, 2015, compared to 10% for the three months ended September 30, 2014. Gross profit for lease contracts decreased primarily as a result of decreases in gross profit for contract expirations and same locations, partially offset by an increase in gross profit for new locations and conversions.

From a reporting segment perspective, gross profit for lease contracts decreased primarily due to contract expirations in regions one, two, and three and same locations for region four and other, new locations in region three, and conversions in region one partially offset by increases to gross profit for new locations in regions one, two, and four, same locations in regions two and three, and conversions in regions four and five. Gross profit for lease contracts on same locations decreased primarily due increases in operating costs and structural and repair costs partially offset by favorable prior year insurance reserve adjustments and increases in short-term and monthly parking revenue.

Gross profit associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

Gross profit—management contracts. Gross profit for management contracts increased $1.0 million, or 3%, to $32.2 million for the three months ended September 30, 2015 compared to $31.2 million for the three months ended September 30, 2014. Gross profit percentage for management contracts decreased to 38% for three months ended September 30, 2015, compared to 40% for September 30, 2014. The increase in gross profit for management contracts was primarily as a result of increases in gross profit for same locations and new locations, partially offset by decreases in contract expirations and conversions.

From a reporting segment perspective, gross profit for management contracts increased primarily due to same locations in region one, three, and other and new locations in regions one, two, four, and five, partially offset by decreases to gross profit for contract expirations in all five regions and conversions in region four and same locations in regions two and five. Gross profit for management contracts increased on same locations primarily as a result of increases in revenue from other ancillary services, partially offset by increases in costs associated with reverse management contracts and cost of providing management services, which was partially offset by a decrease in costs not specifically identifiable to a region primarily driven by favorability in insurance reserve adjustments.

The other region amounts in same locations primarily represent prior year insurance reserve adjustments and amounts that are not specifically identifiable to a specific region.

Gross profit associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

General and administrative expenses. General and administrative expenses decreased $0.4 million, or 2%, to $23.7 million for the three months ended September 30, 2015, compared to $24.1 million for the three months ended September 30, 2014.  The decrease was primarily related to better expense control and lower transaction-related expenses incurred for the Parkmobile LLC joint venture transaction that was completed in the fourth quarter 2014, partially offset by long-term incentive compensation programs.

Depreciation and amortization. Depreciation and amortization increased $0.6 million, or 8%, to $8.3 million for the three months ended September 30, 2015, as compared to $7.6 million for the three months ended September 30, 2014. This increase was primarily a result of an increase in amortization and depreciation for investments in information system enhancements and infrastructure.

Interest expense. Interest expense was $3.0 million for the three months ended September 30, 2015 as compared to $4.2 million for the three months ended September 30, 2014.  The decrease in interest expense was primarily related to decreases in average borrowing rates and reductions in amounts outstanding under our Senior Credit Facility and Restated Senior Credit Facility.

Interest income. Interest income was $46 thousand and $0.1 million for the three months ended September 30, 2015 and 2014, respectively.

Gain on sale of a business. During the three-months ended September 30, 2015, the Company recognized a $508 gain on sale of the Company’s security business primarily operating in the Southern California market.

Equity in losses from investment in unconsolidated entity. Equity in losses from investment in unconsolidated entity was $0.4 million for the three months ended September 30, 2015. There was no comparable expense for equity in losses from investment in unconsolidated entity during the three months ended September 30, 2014.

Income tax provision (benefit). Income tax provision increased $0.7 million, or 27%, to $3.5 million for the three months ended September 30, 2015, as compared to $2.8 million for the three months ended September 30, 2014. Our effective tax rate was 43.9% for the three months ended September 30, 2015 and 35.2% for the three months ended September 30, 2014. An increase in our pre-tax income resulted in a $0.1 million increase in income tax expense and an increase in our effective tax rate resulted in a $0.6 increase in our income tax expense.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Segment revenue information is summarized as follows (unaudited):

	Nine Months Ended September 30,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	Amount	%
Lease contract revenue:

New locations	$11.9	$7.7	$5.9	$1.2	$2.1	$0.9	$53.7	$-	$0.4	$-	$-	$-	$74.0	$9.8	$64.2	655%
Contract expirations	2.4	8.9	4.8	10.0	2.3	10.4	0.3	1.8	-	-	-	-	9.8	31.1	(21.3)	-68%
Same locations	134.0	131.9	84.7	77.2	76.4	75.9	32.9	31.5	1.6	1.9	0.1	1.6	329.7	320.0	9.7	3%
Conversions	5.7	6.6	0.7	0.7	-	-	7.5	2.3	1.5	0.1	-	-	15.4	9.7	5.7	59%
Total lease contract revenue	$154.0	$155.1	$96.1	$89.1	$80.8	$87.2	$94.4	$35.6	$3.5	$2.0	$0.1	$1.6	$428.9	$370.6	$58.3	16%
Management contract revenue:
New locations	$7.1	$1.4	$7.5	$1.5	$4.2	$1.6	$1.0	$0.4	$5.8	$0.5	$-	$-	$25.6	$5.4	$20.2	374%
Contract expirations	1.9	9.7	7.5	17.2	1.5	2.5	13.4	13.8	3.5	2.5	-	-	27.8	45.7	(17.9)	-39%
Same locations	52.1	52.3	45.7	42.6	14.3	14.8	62.6	63.2	27.3	19.1	10.8	7.6	212.8	199.5	13.3	7%
Conversions	0.5	0.7	0.3	0.5	-	-	1.2	0.8	-	0.2	-	-	2.0	2.2	(0.2)	-9%
Total management contract revenue	$61.6	$64.1	$61.0	$61.8	$20.0	$18.9	$78.2	$78.2	$36.6	$22.3	$10.8	$7.6	$268.2	$252.8	$15.4	6%

Parking services revenue—lease contracts.  Lease contract revenue increased $58.3 million, or 16%, to $428.9 million for the nine months ended September 30, 2015, compared to $370.6 million for the nine months ended September 30, 2014.  The increase in lease contract revenue resulted primarily from increases of $64.2 million from new locations, $9.7 million from same locations and $5.7 million from conversions, partially offset by a $21.3 million decrease in revenue from contract expirations.

From a reporting segment perspective, lease contract revenue increased primarily due to new locations in all five regions, same locations increases in regions one, two, three, and four and conversions in regions four and five. The increase in lease contract revenue was partially offset by decreases in lease contract revenue for contract expirations in regions one, two, three, and four, same locations in region five and other, and conversions for region one.  Same locations revenue increases for the aforementioned regions were primarily due to increases in short-term parking and monthly parking revenue.

Revenue associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

Parking services revenue—management contracts. Management contract revenue increased $15.4 million, or 6%, to $268.2 million for the nine months ended September 30, 2015, compared to $252.8 million for the nine months ended September 30, 2014.  The increase in management contract revenue resulted primarily from increases of $20.2 million from new locations and $13.3 million from same locations, partially offset by a $17.9 million decrease from contract expirations and $0.2 million decrease from conversions.

From a reporting segment perspective, management contract revenue increased primarily due to new locations in all five regions, same locations increases in regions two, five and other, contract expirations in region five and conversions in region four, which was partially offset by decreases in revenue for contract expirations in regions one, two, three and four, same locations in regions one, three and four and conversions in regions one, two and five. The increases in same locations revenue for the aforementioned regions were primarily due to increases in other ancillary services.

Revenue associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

Reimbursed management contract revenue. Reimbursed management contract revenue increased $6.3 million, or 1%, to $513.5 million for the nine months ended September 30, 2015, compared to $507.1 million for the nine months ended September 30, 2014. This increase resulted from additional reimbursements for costs incurred on behalf of owners.

Segment cost of parking services information is summarized as follows (unaudited):

	Nine Months Ended September 30,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	Amount	%
Cost of parking services lease contracts:
New locations	$10.3	$6.8	$4.9	$1.0	$2.0	$1.9	$52.5	$-	$0.3	$0.1	$-	$-	$70.0	$9.8	$60.2	614%
Contract expirations	2.0	8.2	4.4	8.7	2.0	9.0	0.4	1.8	0.2	-	-	-	9.0	27.7	(18.7)	-68%
Same locations	126.2	124.2	69.2	63.8	75.5	74.3	30.3	29.0	1.5	1.7	3.4	0.9	306.1	293.9	12.2	4%
Conversions	5.4	6.3	0.6	0.7	-	-	6.8	2.1	1.2	0.1	-	-	14.0	9.2	4.8	52%
Total cost of parking services lease contracts	$143.9	$145.5	$79.1	$74.2	$79.5	$85.2	$90.0	$32.9	$3.2	$1.9	$3.4	$0.9	$399.1	$340.6	$58.5	17%
Cost of parking services management contracts:
New locations	$4.9	$0.7	$4.9	$0.9	$3.2	$1.3	$0.5	$0.2	$4.1	$0.1	$-	$-	$17.6	$3.2	$14.4	450%
Contract expirations	1.4	6.8	5.8	11.8	1.2	1.3	13.6	13.0	2.9	1.6	-	-	24.9	34.5	(9.6)	-28%

Same locations	27.1	28.9	25.2	21.6	5.4	5.7	45.0	44.8	20.3	11.4	1.1	5.4	124.1	117.8	6.3	5%

Conversions	0.1	0.1	0.1	0.3	-	-	0.7	0.1	-	-	-	-	0.9	0.5	0.4	80%

Total cost of parking services management contracts	$33.5	$36.5	$36.0	$34.6	$9.8	$8.3	$59.8	$58.1	$27.3	$13.1	$1.1	$5.4	$167.5	$156.0	$11.5	7%

Cost of parking services—lease contracts.  Cost of parking services for lease contracts increased $58.5 million, or 17%, to $399.1 million for the nine months ended September 30, 2015 compared to$340.6 million for the nine months ended September 30, 2014. The increase in cost of parking services for lease contracts resulted primarily from increases of $60.2 million from new locations, $12.2 million from same locations and $4.8 million from conversions, partially offset by an $18.7 million decrease from contract expirations.

From a reporting segment perspective, cost of parking services for lease contracts increased primarily due to new locations in all five regions, same locations in regions one, two, three, four and other, conversions in regions four and five and contract expirations in region five, partially offset by decreases in same locations in region five, conversions in regions one and two and contract expirations in regions one, two, three, and four. Same locations costs increased primarily due to general increases in operating expenses and higher lease rent expense, primarily as a result of contingent rental payments on the increase in revenue for same locations and an increase in structural and repair costs partially offset by favorable prior year insurance adjustments.

Cost of parking services associated with contract expirations relates to contacts that have expired, however, we were operating the facility in the comparative period presented.

Cost of parking services—management contracts.  Cost of parking services for management contracts increased $11.5 million, or 7%, to $167.5 million for the nine months ended September 30, 2015, compared to $156.0 million for the nine months ended September 30, 2014. The increases in cost of parking services for management contracts resulted primarily from increases of $14.4 million from new locations, $6.3 million from same locations, and $0.4 million from conversions, partially offset by a $9.6 million decrease from contract expirations.

From a reporting segment perspective, cost of parking services for management contracts increased primarily due to new locations in all five regions, same locations in regions two, four and five, conversions in region four and contract expirations in regions four and five partially offset by decreases in cost of parking services for management contracts for same locations in regions one and three and other, conversions in region two and contract expirations in regions one, two, and three. Same locations costs increased primarily due increases in costs associated with reverse management contracts and cost of providing management services; partially offset reductions in costs not specifically identifiable to a region primarily driven by favorable prior year insurance adjustments, and lower health and welfare program costs.

Revenue associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

Reimbursed management contract expense. Reimbursed management contract expense increased $6.4 million, or 1%, to $513.5 million for the nine months ended September 30, 2015, compared to $507.1 million for the nine months ended September 30, 2014. This increase resulted from additional reimbursements for costs incurred on behalf of owners.

Segment gross profit/gross profit percentage information is summarized as follows (unaudited):

	Nine Months Ended September 30,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	Amount	%
Gross profit lease contracts:

New locations	$1.6	$0.9	$1.0	$0.2	$0.1	$(1.0)	$1.2	$-	$0.2	$(0.1)	$-	$-	$4.0	$-	$4.0	0%
Contract expirations	0.4	0.7	0.4	1.3	0.3	1.4	(0.1)	-	(0.2)	-	-	-	0.8	3.4	(2.6)	--76%
Same locations	7.8	7.7	15.5	13.4	0.9	1.6	2.6	2.5	0.1	0.2	(3.3)	0.7	23.6	26.1	(2.5)	-10%
Conversions	0.3	0.3	0.1	-	-	-	0.7	0.2	0.3	-	-	-	1.4	0.5	0.9	180%
Total gross profit lease contracts	$10.1	$9.6	$17.0	$14.9	$1.3	$2.0	$4.4	$2.7	$0.3	$0.1	$(3.3)	$0.7	$29.8	$30.0	$(0.2)	-1%

	(Percentages)
Gross profit percentage lease contracts:
New locations	13%	12%	17%	17%	5%	-111%	2%	0%	25%	0%	N/A	N/A	5%	0%
Contract expirations	17%	8%	8%	13%	13%	13%	-33%	0%	0%	0%	N/A	N/A	8%	11%
Same locations	6%	6%	18%	17%	1%	2%	8%	8%	6%	11%	N/A	N/A	7%	8%

Conversions	5%	5%	14%	0%	0%	0%	9%	9%	20%	0%	N/A	N/A	9%	5%

Total gross profit percentage	7%	6%	18%	17%	2%	2%	5%	8%	9%	5%	N/A	N/A	7%	8%

Gross profit management contracts:

New locations	$2.2	$0.7	$2.6	$0.6	$1.0	$0.3	$0.5	$0.2	$1.7	$0.4	$-	$-	$8.0	$2.2	$5.8	264%

Contract expirations	0.5	2.9	1.7	5.4	0.3	1.2	(0.2)	0.8	0.6	0.9	-	-	2.9	11.2	(8.3)	-74%
Same locations	25.0	23.4	20.5	21.0	8.9	9.1	17.6	18.4	7.0	7.7	9.7	2.2	88.7	81.7	7.0	8%
Conversions	0.4	0.6	0.2	0.2	-	-	0.5	0.7	-	0.1	-	-	1.1	1.7	(0.6)	-35%

Total gross profit management contracts	$28.1	$27.6	$25.0	$27.2	$10.2	$10.6	$18.4	$20.1	$9.3	$9.2	$9.7	$2.2	$100.7	$96.8	$3.9	4%

	(Percentages)
Gross profit percentage management contracts:
New locations	31%	50%	35%	40%	24%	19%	50%	503%	29%	80%	N/A	N/A	31%	41%
Contract expirations	26%	30%	23%	31%	20%	48%	-1%	6%	17%	36%	N/A	N/A	10%	25%
Same locations	48%	45%	45%	49%	62%	61%	28%	29%	26%	40%	N/A	N/A	42%	41%
Conversions	80%	86%	67%	40%	0%	0%	42%	88%	0%	100%	N/A	N/A	55%	77%
Total gross profit percentage	45%	43%	41%	44%	51%	56%	24%	26%	25%	41%	N/A	N/A	38%	38%

Gross profit—lease contracts. Gross profit for lease contracts decreased $0.2 million, or 1%, to $29.8 million for the nine months ended September 30, 2015, compared to $30.0 million for nine months ended September 30, 2014. Gross profit percentage for lease contracts for the nine months ended September 30, 2015 decreased to 7% for the nine months ended September 30, 2015, compared to 8% for the nine months ended September 30, 2014. Gross profit for lease contracts decreased primarily as a result of decreases in gross profit for same locations and contract expirations, partially offset by increases in gross profit for new locations and conversions.

From a reporting segment perspective, gross profit for lease contracts decreased primarily due to same locations in regions three, five, and other and contract expirations in all five regions partially offset by increases to gross profit in all five regions for new locations, same locations in regions two, and four and conversions in regions two, four, and five.  Gross profit for lease contracts on same locations decreased primarily due to increases in operating expenses and higher lease rent expense, primarily as a result of contingent rental payments on the increase in revenue for same locations, and structural and repair costs partially offset by favorable prior year insurance adjustments.

Gross profit associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

Gross profit—management contracts. Gross profit for management contracts increased $3.9 million, or 4%, to $100.7 million for the nine months ended September 30, 2015 compared to $96.8 million the nine months ended September 30, 2014. The increase in gross profit for management contracts was primarily as a result of new and same locations, partially offset by decreases in contract expirations and conversions. Gross profit percentage for management contracts for the nine months ended September 30, 2015 remained constant compared to the nine months ended September 30, 2014.

From a reporting segment perspective, gross profit for management contracts increased primarily due to new locations in all five regions, same locations in regions one and other, partially offset by decreases to gross profit for contract expirations in all five regions, same locations in region two, three, four and five, and conversions in regions one, four and five. Gross profit for management contracts increased on same locations primarily as a result of increases in revenue for other ancillary services partially offset by increased costs associated with reverse management contracts and cost of providing management services; partially offset reductions in costs not specifically identifiable to a region primarily driven by favorable insurance adjustments and lower health and welfare program costs.

The other region amounts in same locations primarily represent prior year insurance reserve adjustments and amounts that are not specifically identifiable to a specific region.

Gross profit associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

General and administrative expenses. General and administrative expenses decreased $1.0 million, or 1%, to $74.2 million for the nine months ended September 30, 2015, compared to $75.2 million for the nine months ended September 30, 2014.  The decrease was due to better expense control and lower transaction-related expenses incurred for the Parkmobile LLC joint venture transaction that was completed in the fourth quarter 2014, partially offset by increases in expected pay-out under our performance-based and long-term incentive compensation programs.

Depreciation and amortization. Depreciation and amortization increased $1.9 million, or 8%, to $24.4 million for the nine months ended September 30, 2015, as compared to $22.5 million for the nine months ended September 30, 2014. This increase was primarily a result of an increase in amortization and depreciation for investments in information system enhancements and infrastructure.

Interest expense. Interest expense decreased $3.7 million, or 27%, to $10.1 million for the nine months ended September 30, 2015, as compared to $13.8 million for the nine months ended September 30, 2014.  The decrease in interest expense was primarily related to decreases in average borrowing rates and reductions in amounts outstanding under our Senior Credit Facility and Restated Senior Credit Facility.

Interest income. Interest income was $0.1 million and $0.3 million for the nine months ended September 30, 2015 and 2014, respectively.

Gain on sale of a business. During the nine-months ended September 30, 2015, the Company recognized a $508 gain on sale of the Company’s security business primarily operating in the Southern California market.

Equity in losses from investment in unconsolidated entity. Equity in losses from investment in unconsolidated entity was $1.2 million for the nine months ended September 30, 2015. There was no comparable expense for equity in losses from investment in unconsolidated entity during the nine months ended September 30, 2014.

Income tax provision (benefit). Income tax provision (benefit) increased $4.9 million, or 1,160%, to an expense of $4.5 million for the nine months ended September 30, 2015, as compared to a benefit of $0.4 million for the nine months ended September 30, 2014. Our effective tax rate was 21.0% for the nine months ended September 30, 2015, and a benefit of 2.7% for the nine months ended September 30, 2014. The $4.9 million increase in income tax expense was due to an increase in our pre-tax income for the nine months ended September 30, 2015 compared to September 30, 2014, resulting in an additional $2.4 million of income tax expense and $2.5 million of additional income tax expense due to additional valuation allowance reversals recognized for deferred tax assets established for historical net operating losses in the nine months ended September 30, 2014, compared to the nine months ended September 30, 2015.

Liquidity and Capital Resources

Outstanding Indebtedness

On September 30, 2015, we had total indebtedness of approximately $247.0 million, net of original discount on borrowings of $1.9 million, a decrease of $6.4 million from December 31, 2014.

The $247.0 million in total indebtedness as of September 30, 2015 includes:

¡                 $244.9 million under our Restated Senior Credit Facility, net of original discount on borrowings of $1.9 million; and

¡                 $2.1 million of other debt obligations, which includes capital lease obligations and other indebtedness.

We believe that our cash flow from operations, combined with availability under our Restated Senior Credit Facility, which amounted to $89.6 million at September 30, 2015, will be sufficient to enable us to repay our indebtedness and to fund other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before their respective maturities. We believe that we will be able to refinance our indebtedness on commercially reasonable terms.

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

We were in compliance with all covenants as of September 30, 2015.

As of September 30, 2015, we had $89.6 million of borrowing availability under Restated the Credit Agreement, of which the Company could have borrowed $89.6 million on September 30, 2015 and remained in compliance with the above described covenants as of such date. The additional borrowing availability under the Restated Credit Agreement is limited only as of the Company’s fiscal quarter-end by the covenant restrictions described above. At September 30, 2015, the Company had $52.3 million of letters of credit outstanding under the Restated Senior Credit Facility, with aggregate borrowings against the Restated Senior Credit Facility of $245.0 million (excluding original discount on borrowings of $1.9 million).

In connection with and effective upon the execution and delivery of the Restated Credit Agreement on February 20, 2015, we recorded losses on extinguishment of debt, relating to original issue discount and debt issuance costs, of $0.6 million.

Commitments and Contingencies

While the Company has contractual provisions under certain lease contracts to complete structural or other improvements to leased properties and incur repair costs, including improvements and repairs arising as a result of ordinary wear and tear, the Company evaluates the nature of those costs when incurred and either capitalizes the costs as leasehold improvements, as applicable, or recognizes the costs as repair expenses within Cost of parking services—Lease contracts within the Condensed Consolidated Statements of Income.

Certain lease contracts acquired in the Central Merger include provisions allocating to the Company responsibility for the cost of certain structural and other repairs required to be made to the leased property, including improvement and repair costs arising as a result of ordinary wear and tear. The Company recorded $2.1 million and $0.2 million during the three months ended September 30, 2015 and 2014, respectively, and $4.2 million and $1.2 million during the nine months ended September 30, 2015 and 2014, respectively, of costs (net of expected recoveries of the total cost recognized by the Company through the applicable indemnity discussed further below and in Note 3. Acquisition) in Cost of parking services—Lease contracts within the Condensed Consolidated Statements of Income for structural and other repair costs related to certain lease contracts acquired in the Central Merger, whereby the Company has expensed repair costs for certain leases and engaged third-party general contractors to complete certain structural and other repair projects, and other indemnity related costs. The Company expects to incur additional costs for certain structural and other repair costs pursuant to the contractual requirements of certain lease contracts acquired in the Central Merger (“Structural and Repair Costs”). Based on information available at this time, the Company currently expects to incur additional Structural and Repair Costs of $2.3 million.  While the Company is unable to estimate with certainty when such remaining costs will be incurred, it is expected that a substantial majority of these costs will be incurred in early- to mid-calendar year 2016.  The Company currently expects to recover 80% of the Structural and Repair Costs incurred and related to certain lease contracts acquired in the Central Merger through the applicable indemnity discussed further in Note 3. Acquisition.

Interest Rate Swap Transactions

On October 25, 2012, the Company entered into Interest Rate Swap transactions (collectively, the “Interest Rate Swaps”) with each of JPMorgan Chase Bank, N.A., Bank of America, N.A. and PNC Bank, N.A. in an initial aggregate Notional Amount of $150.0 million (the “Notional Amount”). The Interest Rate Swaps have an effective date of October 31, 2012 and a termination date of September 30, 2017. The Interest Rate Swaps effectively fix the interest rate on an amount of variable interest rate borrowings under the Credit Agreement, originally equal to the Notional Amount at 0.7525% per annum plus the applicable margin rate for LIBOR loans under the Credit Agreement, determined based upon the Company’s consolidated total debt to EBITDA ratio. The Notional Amount is subject to scheduled quarterly amortization that coincides with quarterly prepayments of principal under the Credit Agreement. These Interest Rate Swaps are classified as cash flow hedges, and we calculate the effectiveness of the hedge on a monthly basis. The ineffective portion of the cash flow hedge is recognized in earnings as an increase of interest expense. As of September 30, 2015, no ineffectiveness of the hedge has been recognized. The fair value of the Interest Rate Swaps at September 30, 2015 was a liability of $0.3 million and is included in Accrued expenses within the Condensed Consolidated Balance Sheets.  The fair value of the Interest Rate Swaps at December 31, 2014 was an asset of $0.6 million and is included in Prepaid expenses and other within the Condensed Consolidated Balance Sheets.

We do not enter into derivative instruments for any purpose other than for cash flow hedging purposes.

Deficiency Payments

Pursuant to our obligations with respect to the parking garage operations at Bradley International Airport, we are required to make certain deficiency payments for the benefit of the State of Connecticut and for holders of special facility revenue bonds. The deficiency payments represent contingent interest bearing advances to the trustee to cover operating cash flow requirements. For the nine-months ended September 30, 2015, we received $1.0 million of cumulative deficiency repayments from the trustee, net of payments. Deficiency payments made are recorded as increases to cost parking services and the reimbursements are recorded as reductions to cost of parking services. We believe these advances to be fully recoverable and will recognize the principal, interest and premium payments related to these deficiency payments when they are received. We do not directly guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.

We received deficiency repayments (net of deficiency payments made) of $0.2 million and $0.1 million, received and recognized $0.1 million and $0.1 in interest on deficiency payments and $nil and $nil in premium on deficiency repayments from the trustee in the three months ended September 30, 2015 and 2014, respectively. We received deficiency repayments (net of deficiency payments made) of $1.0 million and $1.1 million, received and recognized $0.3 million and $0.1 in interest on deficiency payments and $0.1 million and $0.1 million in premium on deficiency repayments from the trustee in the nine months ended September 30, 2015 and 2014, respectively.

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

Summary of Cash Flows

	Nine Months Ended
	September 30, 2015	September 30, 2014
Net cash provided by operating activities	$19.1	$35.8
Net cash used in investing activities	$(7.9)	$(11.5)
Net cash used in financing activities	$(9.8)	$(29.3)

Net Cash Used in Operating Activities

Our primary sources of funds are cash flows from operating activities and changes in working capital. Net cash provided by operating activities totaled $19.1 million for the nine months ended September 30, 2015. Cash provided by operating activities for the first nine months of 2015 included $37.5 million from operations; partially offset by changes in operating assets and liabilities that resulted in a use of $18.4 million.  The net use of cash in operating assets and liabilities resulted primarily from (i) a decrease in accounts payable of $15.3 million that resulted primarily from the reduction of payments owed to our clients that are under management contracts as described under “Daily Cash Collections”; and (ii) a $10.6 million decrease in accrued liabilities related to timing of payments, including a decrease in deposits from clients, net decreases in income, property, payroll and other local taxes and a decrease in the current portion of insurance reserves, partially offset by a net increase in accrued performance-based compensation; partially offset by (iii) a net decrease in prepaid expenses and other of $1.0 million due to payments on other receivables and a decrease in prepaid expenses, offset by an increase in prepaid property taxes; (iv) a net increase in other long-term liabilities of $4.5 million primarily as a result of an increase in the long-term portion of insurance reserves, offset by net decreases in certain deferred compensation obligations; and (v) a $2.2 million decrease in notes and accounts receivable due to timing of payments from our clients.

Net cash provided by operating activities totaled $35.8 million for the first nine months of 2014. Cash provided by operating activities for the first nine months of 2014 included $36.5 million from operations, partially offset by changes in operating assets and liabilities of $0.7 million. The net decrease in changes in operating assets and liabilities resulted primarily from (i) a net decrease in prepaid and other assets of $10.1 million partially as a result of receiving an income tax refund in the first quarter of 2014 and reduction of prepaid compensation and benefits; (ii) a decrease in notes and accounts receivables of $0.4 million due to timing on payments from our clients; (iii) an increase in accrued liabilities of $6.5 million primarily related to the increases in accrued rent accruals, property tax accruals, insurance loss estimates and non-qualified deferred compensation, partially offset by a decrease in accrued compensation, including performance-based compensation and payroll withholding accruals; offset by (iv) a decrease in accounts payable of $17.6 million, primarily as a result of a reduction in trade accounts payable and payments owed to our clients that are under management contracts as described under “Daily Cash Collections.”

Net Cash Used in Investing Activities

Net cash used in investing activities totaled $7.9 million in the nine months ended September 30, 2015. Cash used in investing activities for the nine months ended September 30, 2015 included (i) $6.6 million for capital investments needed to secure and/or extend lease facilities and investments in information system enhancements and infrastructure and (ii) $2.7 million for cost of contract purchases; partially offset by (iii) $0.4 million on proceeds from sale of assets and (iv) $1.0 million of proceeds from the sale of business.

Net cash used in investing activities totaled $11.5 million in the first nine months of 2014. Cash used in investing activities for the first nine months of 2014 included $10.4 million for capital investments needed to secure and/or extend lease facilities and investment in information system enhancements and infrastructure and $1.4 million of cost of contract purchases, partially offset by $0.4 million for proceeds from sale of assets.

Net Cash Used in Financing Activities

Net cash used in financing activities totaled $9.8 million in the nine months ended September 30, 2015. Cash used in financing activities for the nine months ended September 30, 2015 included (i) $7.0 million net payments to the Senior Credit Facility/Restated Credit Facility; (ii) $0.9 million for payments of debt issuance costs; (iii) $1.7 million of distributions to noncontrolling interest; (iv) $0.3 million for payments on redemption of convertible debentures and other long-term debt obligations; and (v) $0.1 million in contingent payments for an acquired business; partially offset with (vi) $0.2 million tax benefit from the vesting of certain restricted stock units.

Net cash used in financing activities totaled $29.3 million in the first nine months of 2014. Cash used in financing activities for the first nine months of 2014 included (i) 26.7 million net payments to the Senior Credit Facility, (ii) $0.4 million for contingent payments on businesses acquired, (iii) $2.2 million for distributions to noncontrolling interest and (iv) $0.1 million tax benefit from vesting of certain restricted stock units; partially offset by (v) 0.2 million borrowings on other long term debt obligations.

Cash and Cash Equivalents

We had cash and cash equivalents of $19.0 million and $18.2 million at September 30, 2015 and December 31, 2014, respectively.  Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements were $0.9 million and $0.5 million as of September 30, 2015 and December 31, 2014, respectively, and are included within Cash and cash equivalents within the Condensed Consolidated Balance Sheets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Form 10-K for the year-ended December 31, 2014.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we conducted an evaluation, under supervision and with the participation of management, including the chief executive officer, chief financial officer and corporate controller, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon that evaluation, our chief executive officer, chief financial officer and corporate controller concluded that our disclosure controls and procedures were effective as of September 30, 2015. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer, principal financial officer and principal accounting officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to litigation and other claims in the normal course of our business. The outcomes of legal proceedings and claims brought against us and other loss contingencies are subject to significant uncertainty. We accrue a charge against income when our management determines that it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. In addition, we accrue for the authoritative judgments or assertions made against us by government agencies at the time of their rendering, regardless of our intent to appeal. In determining the appropriate accounting for loss contingencies, we consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss. We regularly evaluate current information available to us to determine whether an accrual should be established or adjusted. Estimating the probability that a loss will occur and estimating the amount of a loss or a range of loss involves significant judgment. In addition, we are subject to various legal proceedings, claims and other matters that arise in the ordinary course of business. In the opinion of management, the amount of the liability, if any, with respect to these matters will not materially affect our condensed consolidated financial statements. We maintain liability insurance coverage to assist in protecting our assets from losses arising from or related to activities associated with business operations.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2. Unregistered Sales of Equity and Use of Proceeds

There were no sales or repurchases of stock in the nine months ended September 30, 2015.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Index to Exhibits

Exhibit Number	Description

31.1*	Section 302 Certification dated November 5, 2015 for G Marc Baumann, Director, President and Chief Executive Officer (Principal Executive Officer).

31.2*	Section 302 Certification dated November 5, 2015 for Vance C. Johnston, Chief Financial Officer and Treasurer (Principal Financial Officer).

31.3*	Section 302 Certification dated November 5, 2015 for Kristopher H. Roy, Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer).

32**	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 5, 2015.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*              Filed herewith

**         Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SP PLUS CORPORATION

Dated: November 5, 2015	By:	/s/ G MARC BAUMANN
G Marc Baumann
Director, President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 5, 2015	By:	/s/ VANCE C. JOHNSTON
Vance C. Johnston
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Dated: November 5, 2015	By:	/s/ KRISTOPHER H. ROY
Kristopher H. Roy
Senior Vice President, Corporate Controller
and Assistant Treasurer
(Principal Accounting Officer and Duly Authorized Officer)