Form 10-K
period 2015-12-31
SP Plus Corp
filed 2016-03-01
CIK 1059262

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 000-50796
____________________________________________________________________________
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
____________________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of June 30, 2015, the aggregate market value of the voting and non-voting common stock held by nonaffiliates of the registrant was approximately $578.5 million. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.
As of February 29, 2016, there were 22,328,578 shares of common stock of the registrant outstanding.
____________________________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on April 21, 2016, are incorporated by reference into Part III of this Form 10-K.

SP PLUS CORPORATION

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

PART I
Item 1.    Business
Our Company
We are one of the leading providers of parking management, ground transportation and other ancillary services to commercial, institutional and municipal clients in the United States, Puerto Rico and Canada. Our services include a comprehensive set of on-site parking management and ground transportation services, which include facility maintenance, event logistics services, training, scheduling and supervising all service personnel as well as providing customer service, marketing, and accounting and revenue control functions necessary to facilitate the operation of our clients' facilities or events. We also provide a range of ancillary services such as airport and municipal shuttle operations, valet services, taxi and livery dispatch services and municipal meter revenue collection and enforcement services.
Acquisitions, Investment in Joint Venture and Sale of Business
In October 2012, we completed our acquisition (the "Central Merger") of Central Parking Corporation ("Central") for 6,161,332 shares of our common stock and the assumption of $217.7 million of Central's debt, net of cash acquired. Additionally, Central's former stockholders will be entitled to receive $27.0 million to be paid three years after closing, to the extent the $27.0 million is not used to satisfy seller indemnity obligations pursuant to the Agreement and Plan of Merger dated February 28, 2012. Our consolidated results of operations for the twelve months ended December 31, 2015, 2014 and 2013 include Central's results of operations for the entire year.
In October 2014, we entered into an agreement to establish a joint venture with Parkmobile USA, Inc. ("Parkmobile USA") and contributed all of the assets and liabilities of our proprietary Click and Park® parking prepayment business in exchange for a 30 percent interest in the newly formed legal entity called Parkmobile, LLC ("Parkmobile"). Parkmobile is a leading provider of on-demand and prepaid transaction processing for on- and off-street parking and transportation services. The Parkmobile joint venture combines two parking transaction engines, with SP Plus contributing the Click and Park® parking prepayment systems, which enables consumers to reserve and pay for parking online in advance and Parkmobile USA contributing its on demand transaction engine that allows consumers to transact real-time payment for parking privileges in both on- and off-street environments. We account for our investment in the joint venture with Parkmobile under the equity method of accounting.
In August 2015, we signed an agreement to sell and subsequently sold portions of our security business primarily operating in the Southern California market to a third-party for a gross sales price of $1.8 million, which resulted in a gain on sale of business of $0.5 million, net of legal and other expenses. The pretax profit for the operations of said business was not significant to the periods represented herein.
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

As of December 31, 2015, we operated approximately 82% of our locations under management contracts, and approximately 18% of our locations under leases. We held a partial ownership interest in three parking facilities (two leased and one managed) as of December 31, 2015 and 2014.
Our revenue is derived from a broad and diverse group of clients, industry end-markets and geographies. Our clients include some of North America's largest private and public owners, municipalities, managers and developers of major office buildings, residential properties, commercial properties, shopping centers and other retail properties, sports and special event complexes, hotels, and hospitals and medical centers. No single client accounted for more than 8% of our revenue, net of reimbursed management contract revenue, or more than 3% of our gross profit for the year ended December 31, 2015. Additionally, we have built a diverse geographic footprint that as of December 31, 2015 included operations in 44 states, the District of Columbia and Puerto Rico, and municipalities, including New York, Los Angeles, Chicago, Boston, Washington D.C. and Houston, among others, and three Canadian provinces. Our strategy is focused on building scale and leadership positions in large, strategic markets in order to leverage the advantages of scale across a larger number of parking locations in a single market.
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
We are a leader in the field of introducing automation and technology as part of our parking facility and transportation operations, having been a leader in the use of mobile payment technology, mobile parking apps that show parking options and shuttle bus locations for customers, implementation of remote parking management operations and the use of License Plate Recognition (LPR) system for parking enforcement operations. We continue to utilize and provide the Click and Park® and Click and Ride® technology to our customers through our joint venture with Parkmobile, which is a leading provider of on-demand and prepaid transaction processing for on- and off-street parking and transportation services.
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
As of December 31, 2015, we managed approximately 3,900 parking facility locations containing approximately 2.0 million parking spaces in approximately 346 cities, operated 77 parking-related service centers serving 71 airports, operated a fleet of approximately 800 shuttle buses carrying approximately 40.2 million passengers per year, operated 390 valet locations and employed a professional staff of approximately 22,000 people.
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

Industry Overview
Overview
The parking industry is large and fragmented and includes companies that provide temporary parking spaces for vehicles on an hourly, daily, weekly, or monthly basis along with providing various ancillary services. A substantial number of companies in the industry offer parking services as a non-core operation in connection with property management or ownership, and the vast majority of companies in the industry are small, private and operate a limited number of parking facilities. Accordingly, the industry remains highly fragmented and dynamic. From time to time, smaller operators find they lack the financial resources, economies of scale and/or management techniques required to compete for the business of increasingly sophisticated clients or family owners face difficult generational transfers. We expect this trend to continue and will provide larger parking management companies with opportunities to expand their businesses and acquire smaller operators. We also expect that small new operators will continue to enter the business as they have for the past several decades.
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
Lease
Under a lease, the parking facility operator generally pays to the property owner either a fixed base rent, percentage rent that is tied to the facility's financial performance, or a combination of both. The parking facility operator collects all revenue and is responsible for most operating expenses, but typically is not responsible for major maintenance, capital expenditures or real estate taxes. In contrast to management contracts, leases typically are for terms of three to ten years, often contain a renewal term, and provide for a fixed payment to the facility owner regardless of the facility's operating earnings. However, many of these leases may be canceled by the client for various reasons, including development of the real estate for other uses and other leases may be canceled by the client on as little as 30 days' notice without cause. Leased facilities generally require larger capital investment by the parking facility operator than do managed facilities and therefore tend to have longer contract periods.

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
Our Competitive Strengths
We believe we have the following key competitive strengths:
A Leading Market Position with a Unique Value Proposition.    We are one of the leading providers of parking management, ground transportation and other ancillary services, to commercial, institutional, and municipal clients in the United States, Puerto Rico and Canada. We market and offer many of our services under our SP+ brand, which reflects our ability to provide customized solutions and meet the varied demands of our diverse client base and their wide array of property types. We can augment our parking services by providing our clients with related services through our SP+ Facility Maintenance, SP+ Transportation, SP+ Event Logistics and, in certain sections of the country and Canada, SP+ Security service lines, thus enabling our clients to efficiently address various needs through a single vendor relationship. We believe our ability to offer a comprehensive range of services on a national basis is a significant competitive advantage and allows our clients to attract, service and retain customers, gain access to the breadth and depth of our service and process expertise, leverage our significant technology capabilities and enhance their parking facility revenue, profitability and cash flow.

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

•	Geographic Locations. We have a diverse geographic footprint that includes operations in 44 states, the District of Columbia, Puerto Rico and three Canadian provinces as of December 31, 2015.
Stable Client Relationships.    We have a track record of providing our clients and parking customers with a consistent, value-added and high quality parking facility management experience, as reflected by our high location retention rates. Managers, property owners and developers continue to outsource the management of their parking operations and look to consolidate the number of their outsourcing providers, we believe this trend has meaningful benefits to companies like ours, which has a national footprint and scale, extensive industry experience, broad process capabilities, and a demonstrated ability to create value for our clients.
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
Focus on Operational Excellence and Human Capital Management.    Our culture and training programs place a continuing focus on excellence in the execution of all aspects of day-to-day parking facility operation. This focus is reflected in our ability to deliver to our clients a professional, high-quality product through well-trained, service-oriented personnel, which we believe differentiates us from our competitors. To support our focus on operational excellence, we manage our human capital through a comprehensive, structured program that evaluates the competencies and performance of all of our key operations and administrative support personnel on an annual basis. We have also dedicated significant resources to human capital management, providing comprehensive training for our employees, delivered primarily through the use of our web-based SP+ University™ learning management system, which promotes customer service and client retention in addition to providing our employees with continued training and career development opportunities.
Our focus on customer service and satisfaction is a key driver of our high location retention rate, which, after excluding the impact of certain facilities that were sold as part of the security business in 2015, was approximately 88% and 90% for the year ended December 31, 2015 and 2014, respectively.
Focus on Operational Safety Initiatives. Our culture and training programs continue to place a focus on various safety initiatives throughout the organization, as we continue to develop an integrated approach for continuous improvement in our risk and safety programs. We have also dedicated significant resources to our risk and safety programs by providing comprehensive training for our employees, delivered primarily through the use of our web-based SP+ University™ learning management system and our SP+irit in Safety newsletters.
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
Increase Penetration in Our Current Vertical End-Markets.    We believe that a significant opportunity exists for us to further expand our presence into certain industry end-markets, such as colleges and universities, hospitals and medical centers as well as municipalities. In order to effectively target these new markets, we have implemented a go-to-market strategy of aligning our business by vertical end-markets and branding our domain expertise through our SP+ operating division designations to highlight the specialized expertise, competencies and services that we provide to meet the needs of each particular industry and customer. Our developed SP+ brand, which emphasizes our specialized market expertise and distinguishes our ancillary service lines from the traditional parking, includes a broad array of our operating divisions such as, SP+ Airport Services, SP+ GAMEDAY, SP+ Healthcare Services, SP+ Hotel Services, SP+ Municipal Services, SP+ Office Services, SP+ Residential Services, SP+ Retail Services and SP+ University Services, which further highlight the market-specific subject matter expertise that enables our professionals to meet the varied parking and transportation-related demands of those specific property types. Because our capabilities range beyond parking facility management, our SP+ Transportation, SP+ Facility Maintenance, and SP+ Event Logistics brands more clearly distinguish those service lines from the traditional parking services that we provide under our SP + Parking, Standard Parking, Central Parking and USA Parking brands.
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
Focus on Operational Efficiencies to Further Improve Profitability.    We have invested substantial resources in information technology and continually seek to consolidate various corporate functions where possible in order to improve our processes and service offerings. In addition, we will continue to evaluate and improve our human capital management to ensure a consistent and high-level of service for our clients. The initiatives undertaken to date in these areas have improved our cost structure and enhanced our financial strength, which we believe will continue to yield future benefits. SP+ Remote Management Services allows us to provide remote parking management services, whereby personnel are able to monitor revenue and other aspects of a parking operation and provide 24-hour-a-day customer assistance (including remedying equipment malfunctions). After consolidating remote operations, we have begun expanding the locations where our remote management technology is installed. As of December 31, 2015, we provided SP+ Remote Management Services to approximately 233 locations. We expect this business to grow as clients focus on improving the profitability of their parking operations by decreasing labor costs at their locations through remote management.
Pursue Opportunistic, Strategic Acquisitions.    The outsourced parking management industry remains highly fragmented and presents a significant opportunity for us. Given the scale in our existing operating platform, we have a demonstrated ability to successfully identify, acquire and integrate strategic acquisitions and investments, such as Central in 2012 and our minority interest investment in Parkmobile in 2014. We will continue to selectively pursue acquisitions or joint venture investment opportunities that help us acquire scale or further enhance our service capabilities.
Grow the Hospitality Business.    USA Parking is a leader in the valet industry, and management continues to believe there is significant opportunity to use USA Parking's capability to develop a national valet business. Our objective is to focus on the most important aspects of the valet business promptly upon obtaining a new location, from the first contact with a potential customer to the execution of our services. Given the importance of neat, clean and polite service, the success of our valet business is dependent upon ensuring that its valet associates deliver excellent service every day. To accomplish this objective, our USA University subsidiary provides training to its valet associates. USA University, which began operating in 1995, has trained approximately 2,000 employees during our past fiscal year to become an integrated extension of our clients' staff and blend seamlessly into the overall hospitality experience.
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

Support Operations
We maintain regional and city offices throughout the United States, Puerto Rico and Canada in order to support approximately 22,000 employees and 3,900 locations. These offices serve as the central bases through which we provide the employees to staff our parking facilities as well as the on-site and support management staff to oversee those operations. Our administrative staff accountants are based in those same offices and facilitate the efficient, accurate and timely production and delivery to our clients of our monthly reports. Having these all-inclusive operations and accounting teams located in regional and city offices throughout the United States, Puerto Rico and Canada allows us to add new locations quickly and in a cost-efficient manner.
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
Employees
As of December 31, 2015, we employed 21,974 individuals, including 13,187 full-time and 8,787 part-time employees and as of December 31, 2014, we employed 24,030 individuals, including 14,057 full-time and 9,973 part-time employees. Approximately 34% of our employees are covered by collective bargaining agreements and represented by labor unions. Various union locals represent parking attendants and cashiers in the following cities: Atlanta, Akron (OH), Baltimore, Boston, Buffalo, Chicago, Cleveland, Dallas, Denver, Detroit, Jersey City, Kansas City, Long Beach (CA), Los Angeles, Manchester (NH), Miami, New York City, Newark, Philadelphia, Pittsburgh, Portland, Rochester, San Francisco, San Jose, San Juan (Puerto Rico), Santa Monica, Seattle, Syracuse and Washington, DC.
We are frequently engaged in collective bargaining negotiations with various union locals. No single collective bargaining agreement covers a material number of our employees. We believe that our employee relations are generally good.
Insurance
We purchase comprehensive liability insurance covering certain claims that occur in the operations that we lease or manage. The primary amount of such coverage is $1.8 million per occurrence and $1.8 million in the aggregate per facility for our general/garage liability, $2.0 million per occurrence and $2.0 million in the aggregate per facility for our garage keepers legal liability coverage and $2.0 million per occurrence for auto liability coverage. In addition, we purchase workers' compensation insurance for all eligible employees and umbrella/excess liability coverage. Under our various liability and workers' compensation insurance policies, we are obligated to pay directly or reimburse the insurance carrier for the first $0.5 million of each loss covered by our general/garage liability or automobile liability policies and $0.3 million for each loss covered by our workers' compensation and garage keepers legal liability policies. As a result, we are effectively self-insured for all claims up to those levels. We also purchase property insurance that provides coverage for loss or damage to our property and in some cases our clients' property, as well as business interruption coverage for lost operating income and certain associated expenses. Because of the size of the operations covered and our claims experience, we purchase insurance policies at prices that we believe represent a discount to the prices that would typically be charged to parking facility owners on a stand-alone basis. The clients for whom we operate parking facilities pursuant to management contracts have the option of purchasing their own liability insurance policies (provided that we are named as an additional insured party), but historically most of our clients have chosen to obtain insurance coverage by being named as additional insureds under our master liability insurance policies. Pursuant to our management contracts, we charge those clients an allocated portion of our insurance-related costs.
We provide group health insurance with respect to eligible full-time employees (whether they work at leased facilities, managed facilities or in our support offices). For the year ended December 31, 2015, we self-insured the cost of the medical claims for these participants up to a stop-loss limit of $0.3 million million per individual. Pursuant to our management contracts, we charge those clients an allocated portion of our insurance-related costs.
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

Item 1A.    Risk Factors
The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding any statement in this Form 10-K or elsewhere. The following information should be read in conjunction with Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes in Part II, Item 8. "Financial Statements and Supplementary Data" of this Form 10-K.
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
In the normal course of business, we are from time to time involved in various legal proceedings. The outcome of these legal proceedings cannot be predicted. It is possible that an unfavorable outcome of some or all of the matters could cause us to incur substantial liabilities that may have a material adverse effect upon our financial condition and results of operations. Any significant adverse litigation, judgments or settlements could have a negative effect on our business, financial condition and results of operations. In addition, we are subject to a number of ongoing legal proceedings, and we may incur substantial expenses defending such matters and may have judgments levied against us that are substantial and may not be covered by previously established reserves.
On October 2, 2012 ("Closing Date"), we completed the acquisition (the "Central Merger" or "Merger") of 100% of the outstanding common shares of KCPC Holdings, Inc., which was the ultimate parent of Central Parking Corporation (collectively, "Central"), for 6,161,332 shares of Company common stock and the assumption of approximately $217.7 million of Central's debt, net of cash acquired. Additionally, the Agreement and Plan of Merger dated February 28, 2012 with respect to the Central Merger ("Merger Agreement") provides that Central's former stockholders are entitled to receive cash consideration (the "Cash Consideration") in the amount equal to $27.0 million plus, if and to the extent the Net Debt Working Capital (as defined below) was less than $275.0 million (the "Lower Threshold") as of September 30, 2012, the amount by which the Net Debt Working Capital was below such amount (such sum, the "Cash Consideration Amount") to be paid three years after closing, to the extent the $27.0 million is not used to satisfy indemnity obligations pursuant to the Merger Agreement.
Pursuant to the Merger Agreement, we are entitled to indemnification from Central's former stockholders (i) if and to the extent Central's combined net debt and the absolute value of Central's working capital (as determined in accordance with the Merger Agreement) (the "Net Debt Working Capital") exceeded $285.0 million (the "Upper Threshold") as of September 30, 2012 and (ii) for certain defined adverse consequences as set forth in the Merger Agreement (including with respect to Structural and Repair Costs). Pursuant to the Merger Agreement, Central's former stockholders are required to satisfy certain indemnity obligations, which are capped at the Cash Consideration Amount (the "Capped Items") only through a reduction of the Cash Consideration. For certain other indemnity obligations set forth in the Merger Agreement, which are not capped at the Cash Consideration Amount (the "Uncapped Items"), including the Net Debt Working Capital indemnity obligations described above, Central's former stockholders may satisfy any amount payable pursuant to such indemnity obligations as set forth in the Merger Agreement.
Since the Closing Date, we have periodically given Central’s former stockholders notice regarding indemnification matters, including with respect to the calculation of Net Debt Working Capital, and have made adjustments for known matters as they arose, although Central’s former stockholders have not agreed to the aggregate of such adjustments made by us. During such time, Central’s former stockholders have continually requested additional documentation supporting our indemnification claims, including with respect to the calculation of Net Debt Working Capital. Furthermore, following our notices of indemnification matters, the representative of Central's former stockholders has indicated that they may make additional inquiries and raise issues with respect to our indemnification claims (including, specifically, as to Structural and Repair Costs) and that they may assert various claims of their own relating to the Merger Agreement.

We previously determined and submitted notification to Central’s former stockholders, that (i) the Net Debt Working Capital was $296.3 million as of September 30, 2012 and that, accordingly, the Net Debt Working Capital exceeded the Upper Threshold by $11.3 million; and (ii) we had indemnity claims of $23.4 million for certain defined adverse consequences (including indemnity claims with respect to Structural and Repair Costs incurred through December 31, 2015) and as set forth in an October 1, 2015 notification letter to Central's former stockholders' that certain indemnification claims for Structural and Repair Costs yet to be incurred met the requirements of the indemnification provisions established in the Merger Agreement. These additional indemnification claims for Structural and Repair Costs are estimated to be $1.2 million (representing 80% of the $1.5 million of Structural and Repair Costs yet to be incurred by us).

In early 2015, we and Central’s former stockholders engaged an independent public accounting firm for ultimate resolution, through binding arbitration, regarding its dispute as to the calculation of Net Debt Working Capital. On April 30, 2015 and with respect to our Net Debt Working Capital calculation, the representative of Central's former stockholders submitted specific objections to the calculation, asserting that the Net Debt Working Capital as of September 30, 2012 was $270.8 million ($4.2 million below the Lower Threshold) and on September 21, 2015 submitted a revised calculation, asserting that the Net Debt Working Capital as of September 30, 2012 was $278.0 million ($3.0 million above the Lower Threshold) and therefore no amounts were due to us given the calculated net Debt Working Capital was between the Lower Threshold and the Upper Threshold. On October 1, 2015, we provided notification to Central's former stockholders that the aggregate amount of our (i) Net Debt Working Capital claim of $11.3 million as of September 30, 2012 and (ii) indemnity claims for certain defined adverse consequences as set forth in the Merger Agreement (including with respect to Structural and Repair Costs), exceeded the $27.0 million Cash Consideration and therefore we would not be making any Cash Consideration payment pursuant to Section 3.7 of the Merger Agreement. On October 20, 2015, Central's former stockholders provided notification that they deemed our refusal to pay the $27.0 million Cash Consideration to be a violation of the terms of the Merger Agreement.

On February 19, 2016, we received a non-appealable and binding decision from the independent public accounting firm indicating that Net Debt Working Capital as of September 30, 2012 was $291.6 million, or $6.6 million above the Upper Threshold. Furthermore, as part of the independent public accounting firm’s decision over the calculation of Net Debt Working Capital as of September 30, 2012, it was determined by the independent public accounting firm and us that $1.5 million of Net Debt Working Capital claims were more appropriately claimable as an adverse consequence indemnification claim, as defined in the Merger Agreement. As such and in conjunction with the independent public accounting firm’s decision on Net Debt Working Capital, we (i) reclassified $1.5 million of indemnification claims from the Net Debt Working Capital calculation to indemnification claims for certain adverse consequences; and (ii) recognized an expense of $1.6 million ($0.9 million, net of tax) in General and administrative expenses for certain of the other amounts disallowed under the Net Debt Working Capital calculation as of and for the year ended December 31, 2015, respectively. The independent public accounting firm also determined that an additional $1.6 million of Net Debt Working Capital claims were disallowed; however, these Net Debt Working Capital amounts claimed by us were not previously recognized as a cost recovery given their contingent nature and since these claims were not previously recognized as an expense by us, the independent public accounting firm’s decision to disallow these claims had no impact to our consolidated financial statements as of and for the year ended December 31, 2015.

We have evaluated the nature of the costs and related indemnity claims and have concluded that it is probable that such indemnified claims will sustain any challenge from Central’s former stockholders and recoverability of these indemnified claims is reasonably assured. However, under the Merger Agreement, all post-closing claims and disputes, including as to indemnification matters, are ultimately subject to resolution through binding arbitration or, in the case of a dispute as to the calculation of Net Debt Working Capital, resolution by an independent public accounting firm. Should a dispute resolution process for indemnification matters result in determinations unfavorable to us, the resulting resolution may have a material and adverse impact on our business, financial condition and results of operations.
We are subject to intense competition and potential changes to consumer behavior, both of which could constrain our ability to gain business, as well as our profitability.
We believe that competition is intense in the parking facility management, valet, transportation services and event management businesses, including other ancillary services that we offer. The low cost of entry into the parking facility management, valet, transportation services and event management businesses have led to a strongly competitive, fragmented markets consisting of various sized entities, ranging from small local or single lot operators to large regional and national businesses and multi-facility operators, as well as governmental entities that choose not to outsource their parking operations. Competitors may be able to adapt more quickly to changes in customer requirements, devote greater resources to the promotion and sale of their services or develop technology that is as or more successful than our proprietary technology. We provide nearly all of our services under contracts, many of which are obtained through competitive bidding, and many of our competitors also have long-standing relationships with our clients. Providers of parking facility management services have traditionally competed on the basis of cost and quality of service. As we have worked to establish ourselves as principal members of the industry, we compete predominately on the basis of high levels of service and strong relationships. We may not be able to, or may choose not to, compete with certain competitors on the basis of price. As a result, a greater proportion of our clients may switch to other service providers or self-manage. Furthermore, these strong competitive pressures could impede our success in bidding for profitable business and our ability to increase prices even as costs rise, thereby reducing margins.
While we devote considerable effort and resources to analyze and respond to consumer preferences and changes to consumer preferences and the markets in which we operate, consumer preferences cannot be predicted with certainty and can change rapidly. If we are unable to anticipate and respond to trends in the consumer market place and the industry, including but not limited to market displacement by livery service companies and ride sharing companies, it could constrain our business and have a material and adverse impact on our business, financial condition and results of operations.

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
We are increasingly dependent on information technology, and potential disruption, cyber-attacks, cyber terrorism and security breaches present risks that could harm our business.
We are increasingly centralized and dependent on automated information technology systems to manage and support a variety of business processes and activities. In addition, a portion of our business operations is conducted electronically, increasing the risk of attack or interception that could cause loss or misuse of data, system failures or disruption of operations. Improper activities by third parties, exploitation of encryption technology, new data-hacking tools and discoveries and other events or developments may result in a future compromise or breach of our networks, payment card terminals or other payment systems. In particular, the techniques used by criminals to obtain unauthorized access to sensitive data change frequently and often are not recognized until launched against a target; accordingly, we may be unable to anticipate these techniques or implement adequate preventative measures. Additionally, our systems are subject to damage or interruption from system conversions, power outages, computer or telecommunications failures, computer viruses and malicious attack, security breaches and catastrophic events. If our systems are damaged or fail to function properly, we may incur substantial repair and/or replacement costs, experience data loss or theft and impediments to our ability to manage customer transactions, which could adversely affect our operations and our results of operations. In addition, there is a risk of business interruption, reputational damage and potential legal liability damages from leakage of confidential information. The occurrence of acts of cyber terrorism such as website defacement, denial of automated payment services, sabotage of our proprietary on-demand technology or the use of electronic social media to disseminate unfounded or otherwise harmful allegations to our reputation, could have a material adverse effect on our business. Any business interruptions or damage to our reputation could negatively impact our financial condition and results of operations. While we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses and would not remedy damage to our reputation.
In the fourth quarter of 2014, a third-party vendor retained by our client that provides and maintains payment card systems in some of our parking facilities notified us that an unauthorized person had used a remote access tool to connect to some of its payment processing systems and that our customers' data was at risk. We retained a leading computer forensic firm to conduct an investigation and further determine the facts. After extensive analysis, we discovered evidence confirming that criminals used a remote access tool to install malware that searched for payment card data that was being routed through the computers that accept payments made at the parking facilities (the "Data Breach"). The malware has now been removed from servers that were attacked and it no longer presents a threat to customers using the impacted parking garages that we operate. We have received a small number of reports of fraudulent use of payment cards potentially connected to the data breach. We fulfilled all obligations for notifying our payment processors and impacted customers. We have also implemented additional security measures including forcing our vendors to use two-factor authentication for remote access.

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
On February 20, 2015, we entered into an Amended and Restated Credit Agreement ("Restated Credit Agreement"), providing for $400.0 million in secured senior credit facility ("Restated Credit Facility") consisting of (i) a $200.0 million revolving credit facility and (ii) a $200.0 million term loan facility (which is subject to scheduled quarterly amortization) with Bank of America, Wells Fargo Bank and certain other financial institutions. The Restated Credit Facility matures on February 20, 2020, at which time any amounts outstanding will be due and payable in full. As of December 31, 2015, we had $185.0 million outstanding under the term loan facility and $94.7 million outstanding under the revolving credit facility, respectively. This level of indebtedness and any increases in outstanding indebtedness may:

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
Under various federal, state and local environmental laws, ordinances and regulations, current or previous owners or operators of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in their properties. This applies to properties we either own or operate. These laws typically impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. We may be potentially liable for such costs as a result of our operation of parking facilities. Additionally, we hold a partial ownership interest in four of these parking facilities acquired in the Central Merger, and Central previously owned a large number of properties that we did not acquire. We may now be liable for such costs as a result of such previous and current ownership. In addition, from time to time we are involved in environmental issues at certain locations or in connection with our operations. The cost of defending against claims of liability, or remediation of a contaminated property, could have a material adverse effect on our business, financial condition and results of operations. In addition, several state and local laws have been passed in recent years that encourage carpooling and the use of mass transit. Laws and regulations that reduce the number of cars and vehicles being driven could adversely impact our business.
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
We provide liability and worker's compensation insurance coverage consistent with our obligations to our clients under our various management contracts and leases. We are obligated to reimburse our insurance carriers for, or pay directly, each loss incurred up to the amount of a specified deductible or self-insured retention. The per-occurrence deductible is $0.3 million for our workers' compensation and garage keepers legal liability policies and $0.5 million for our automobile liability policy. The per-occurrence self-insured retention for our general liability policy is $0.5 million. We also purchase property insurance that provides coverage for loss or damage to our property, and in some cases our clients' property, as well as business interruption coverage for lost operating income and certain associated expenses. The deductible applicable to any given loss under the property insurance policies varies based upon the insured values and the peril that causes the loss. The stop-loss limit applicable under the group health insurance we provide for eligible employees is $0.3 million per illness. Our financial statements reflect our funding of all such obligations based upon guidance and evaluation received from third-party insurance professionals. There can be no assurance, however, that the ultimate amount of our obligations will not exceed the amount presently funded or accrued, in which case we would need to set aside additional funds to reserve for any such excess. Changes in insurance reserves as a result of periodic evaluations of the liabilities can cause swings in operating results that may not be indicative of the operations of our ongoing business. Additionally, our obligations could increase if we receive a greater number of insurance claims, or if the severity of, or the administrative costs associated with, those claims generally increases. A material increase in insurance costs due to a change in the number or severity of claims, claim costs or premiums paid by us could have a material adverse effect on our operating income.
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
At December 31, 2015, approximately 34% of our employees were represented by labor unions and approximately 58% of our collective bargaining contracts are up for renewal in 2016, representing approximately 23% of our employees. In addition, at any given time, we may face a number of union organizing drives.
In addition, we make contributions to multi-employer benefit plans on behalf of certain employees covered by collective bargaining agreements and could be responsible for paying unfunded liabilities incurred by such benefit plans, which amount could be material.
Our business success depends on retaining senior management and attracting and retaining qualified personnel.
Our future performance depends on the continuing services and contributions of our senior management to execute on our acquisition and growth strategies and to identify and pursue new opportunities. Our future success also depends, in large degree, on our continued ability to attract and retain qualified personnel. Any unplanned turnover in senior management or inability to attract and retain qualified personnel could have a negative effect on our results of operations.

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
These factors have typically had negative impacts to our gross profit in the first quarter and could cause gross profit reductions in the future, either in the first quarter or other quarters. As a result of these seasonal affects, our revenue and earnings in the second, third and fourth quarters generally tend to be higher than revenue and earnings in the first quarter. Accordingly, you should not consider our first quarter results as indicative of results to be expected for any other quarter or for any full fiscal year. Fluctuations in our results could make it difficult to evaluate our business or cause instability in the market price of our common stock.

Risks relating to our acquisition strategy may adversely impact our results of operations.
In the past, a significant portion of our growth has been generated by acquisitions, and we expect to continue to acquire businesses in the future as part of our growth strategy. A slowdown in the pace or size of our acquisitions could lead to a slower growth rate. There can be no assurance that any acquisition we make in the future will provide us with the benefits that we anticipate when entering into the transaction. The process of integrating an acquired business may create unforeseen difficulties and expenses. The areas in which we may face risks in connection with any potential acquisition of a business include, but are not limited to:

•	management time and focus may be diverted from operating our business to acquisition integration;

•	clients or key employees of an acquired business may not remain, which could negatively impact our ability to grow that acquired business;

•	integration of the acquired business’s accounting, information technology, human resources, and other administrative systems may fail to permit effective management and expense reduction;

•	implementing internal controls, procedures, and policies appropriate for a public company in an acquired business that lacked some of these controls, procedures, and policies may fail;

•	additional indebtedness incurred as a result of an acquisition may impact our financial position, results of operations, and cash flows; and

•	unanticipated or unknown liabilities may arise relating to the acquired business.
Goodwill impairment charges could have a material adverse effect on our financial condition and results of operations.
Goodwill represents the excess purchase price of acquired businesses over the fair values of the assets acquired and liabilities assumed. We have elected to make the first day of our fiscal fourth quarter, October 1st, the annual impairment assessment date for goodwill. However, we could be required to evaluate the recoverability of goodwill prior to the annual assessment if we experience a significant under-performance relative to expected historical or projected future operating results, significant changes in the use of acquired assets or our business strategy, and significant negative industry or economic trends. If the fair value of one of our operating units is less than its carrying value, we would record impairment for the excess of the carrying amount over the estimated fair value. The valuation of our operating units requires significant judgment in evaluation of recent indicators of market activity and estimated future cash flows, discount rates, and other factors. The amount of any impairment could have a material adverse effect on our reported financial results for the period in which the charge is taken.
Impairment of long-lived assets may adversely affect our operating results.
We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. These events and circumstances include, but are not limited to, a current expectation that a long-lived asset will be disposed of significantly before the end of its previously estimated useful life, a significant adverse change in the extent or manner in which we use a long-lived asset or a change in its physical condition. When this occurs, a recoverability test is performed that compares the projected undiscounted cash flows from the use and eventual disposition of an asset or asset group to its carrying amount. If as a result of this test we conclude that the projected undiscounted cash flows are less than the carrying amount, impairment would be recorded for the excess of the carrying amount over the estimated fair value. The amount of any impairment could have a material adverse effect on our reported financial results for the period in which the charge is taken.
State and municipal government clients may sell or enter into long-term leases of parking-related assets with our competitors or property owners and developers may redevelop existing locations for alternative uses.
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
Additionally, property owners and developers may elect to redevelop existing locations for alternative uses other than parking or significantly reduce the number of existing spaces used for parking at those facilities in which we either lease or operate through a management contract. Reductions in the number of parking spaces or potential loss of contracts due to redevelopment by property owners may reduce our gross profit and cash flow for both our leased facilities and those facilities in which we operate under management contracts.
Our ability to expand our business will be dependent upon the availability of adequate capital.
The rate of our expansion will depend in part on the availability of adequate capital, which in turn will depend in large part on cash flow generated by our business and the availability of equity and debt capital. In addition, our Restated Credit Facility contains provisions that restrict our ability to incur additional indebtedness and/or make substantial investments or acquisitions. As a result, we cannot assure you that we will be able to finance our current growth strategies.

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
In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in the U.S. (collectively, the "Health Care Reform Laws"). The Health Care Reform Laws require large employers to provide a minimum level of health insurance for all qualifying employees or pay penalties for not providing such coverage. In addition, the Health Care Reform Laws establish new regulations on health plans. Accordingly, we could incur costs associated with: (i) providing additional health insurance benefits; (ii) the payment of penalties if the minimum level of coverage is not provided; and (iii) the filing of additional information with the Internal Revenue Service to comply with these laws. If we are unable to raise the rates we charge our clients to cover these expenses, our operating profit could be negatively impacted.
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
Item 1B.    Unresolved Staff Comments
Not applicable.

Item 2.    Properties
Parking Facilities
We operate parking facilities in 44 states and the District of Columbia in the United States, Puerto Rico and three provinces of Canada. The following table summarizes certain information regarding facilities in which we operate as of December 31, 2015:

		# of Locations			# of Spaces
States/Provinces	Airports and Urban Cities	Airport	Urban	Total	Airport	Urban	Total
Alabama	Airport, Birmingham, Mobile and Talladega	1	55	56	1,074	10,034	11,108
Alberta	Calgary, Edmonton and Sherwood Park	—	9	9	—	1,298	1,298
Arizona	Glendale, Nogales, Phoenix, Scottsdale and Tempe	—	28	28	—	19,829	19,829
California	Airports, Glendale, Long Beach, Los Angeles, Newport Beach, Oakland, Riverside, Sacramento, San Francisco, San Jose, Santa Monica and other various cities	21	600	621	45,083	261,847	306,930
Colorado	Airports, Aurora, Boulder, Broomfield, Colorado Springs, Denver, Golden, Greenwood Village, Lakewood, Lone Tree, Westminster and other various cities	10	157	167	42,056	60,948	103,004
Connecticut	Airports, Hartford, Stamford, Waterbury and Windsor Locks	8	5	13	7,941	2,679	10,620
Delaware	Wilmington	—	5	5	—	1,634	1,634
District of Columbia	Washington	—	74	74	—	16,188	16,188
Florida	Airports, Coral Gables, Ft. Lauderdale, Jacksonville, Miami, Miami Beach, Orlando, South Miami, St. Petersburg, Tampa, West Palm Beach and other various cities	24	199	223	46,602	86,869	133,471
Georgia	Airports, Athens, Atlanta, Decatur, and Duluth	16	67	83	35,367	46,577	81,944
Hawaii	Aiea, Honolulu, Kaneohe, Lahaina, Wailuku and Waipahu	—	38	38	—	12,989	12,989
Idaho	Airport	1	—	1	883	—	883
Illinois	Airports, Chicago, Elgin, Evanston, Harvey, Lake County, North Chicago, Oak Park, Rosemont, Schaumburg and other various cities	13	320	333	37,366	120,157	157,523
Indiana	Indianapolis and South Bend	—	4	4	—	570	570
Kansas	Kansas City and Topeka	—	3	3	—	832	832
Kentucky	Airports, Covington, Louisville, Frankfort and Lexington	6	19	25	16,807	3,428	20,235
Louisiana	Airports, Baton Rouge, Gretina, New Orleans, Shreveport and Westwego	7	65	72	10,324	17,698	28,022
Maine	Airports and Portland	—	99	99	—	33,138	33,138
Maryland	Airports, Baltimore, Bethesda, Ellicott City, Landover, Oxon Hill, Rockville and Towson	6	53	59	27,700	52,403	80,103
Massachusetts	Attleboro, Boston, Cambridge, Charlestown, Chelsea, Lawrence, Roxbury, Somerville, Springfield and Worcester and various other cities	3	2	5	3,081	1,129	4,210
Michigan	Airports, Ann Arbor, Birmingham, Detroit, Pontiac, Flint, Freeland, Grand Rapids, Kalamazoo, Lansing, Royal Oak and Traverse City	14	31	45	34,989	15,173	50,162
Minnesota	Minneapolis and St. Paul	—	35	35	—	10,429	10,429
Mississippi	Jackson	—	12	12	—	3,288	3,288
Missouri	Airports, Barnhart, Clayton, Kansas City, Springfield and St. Louis	7	76	83	24,816	31,818	56,634
Montana	Airports	5	—	5	3,801	—	3,801
Nebraska	Airports, Lincoln	2	12	14	1,307	2,441	3,748
New Hampshire	Airports, Manchester	5	—	5	8,427	—	8,427

		# of Locations			# of Spaces
States/Provinces	Airports and Urban Cities	Airport	Urban	Total	Airport	Urban	Total
New Jersey	Atlantic City, Bayonne, Camden, East Rutherford, Jersey City, New Brunswick, Newark, Paterson, Wayne, Weehawken and various other cities	—	89	89	—	73,216	73,216
New Mexico	Airport and Albuquerque	1	8	9	—	3,777	3,777
New York	Airports, Bronx, Brooklyn, Buffalo, Flushing, Hamburg, Long Island City, Manhattan, Queens, Ronkoma, Syracuse, West Harrison, White Plains and other various cities	8	509	517	15,547	91,673	107,220
North Carolina	Airports, Albemarle, Asheville, Carolina Beach, Charlotte, Durham, Fletcher, Greensboro, Wilmington, and Winston Salem	9	88	97	17,208	26,038	43,246
North Dakota	Airports	2	—	2	2,971	—	2,971
Ohio	Airports, Akron, Cincinnati, Cleveland, Columbus, Dayton, Lakewood, North Canton and Westerville	17	154	171	17,655	91,578	109,233
Oklahoma	Oklahoma City and Tulsa	—	28	28	—	7,466	7,466
Ontario	Brampton, Cambridge, Kitchener, Mississauga, North York, Oshawa, Ottawa, Saultsaintemarie, Thunder bay, Toronto and various other cities	—	88	88	—	35,770	35,770
Oregon	Airports, Corvallis, Medford, Portland and Redmond	8	17	25	19,133	9,353	28,486
Pennsylvania	Airports, Avoca, Chester, Harrisburg, Lancaster, Middletown, Norristown, Philadelphia, Pittsburgh and Scranton	4	68	72	7,241	57,976	65,217
Puerto Rico	Caguas, Carolina, Dorado, Guaynabo, Ponce, Rio Grande and San Juan	—	40	40	—	18,622	18,622
Quebec	Gatineau	—	8	8	—	4,647	4,647
Rhode Island	Airports, Middletown, Newport, Providence and Warwick	7	8	15	9,027	2,236	11,263
South Carolina	Beaufort and Columbia	—	8	8	—	1,949	1,949
South Dakota	Airports, Rapid City, Sioux Falls	2	—	2	2,716	—	2,716
Tennessee	Airports, Blountville, Knoxville, Memphis and Nashville	4	64	68	10,197	13,876	24,073
Texas	Airports, Addison, Austin, Dallas, El Paso, Ft. Worth, Houston, Irving, San Antonio, Waco and Woodlands and other various cities	33	223	256	36,893	142,645	179,538
Utah	Airports, Farmington, Park City and Salt Lake City	10	16	26	14,769	5,536	20,305
Virginia	Airports, Arlington, Fairfax, Manassas, Newport News, Norfolk, Reston, Richmond, Roanoke, Vienna and various other cities	7	86	93	11,280	32,166	43,446
Washington	Airport, Bellevue, Bellingham and Seattle	1	84	85	2,348	22,431	24,779
West Virginia	Charleston	—	16	16	—	2,854	2,854
Wisconsin	Airports, Appleton, Green Bay, Lacrosse, Madison, Menomonee Falls and Milwaukee	12	30	42	17,605	14,524	32,129
	Totals	274	3,600	3,874	532,214	1,471,729	2,003,943
For additional information on our properties, see also Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Summary of Operating Facilities" and the notes to the Consolidated Financial Statements included in Part II, Item 8. "Financial Statements and Supplementary Data."

Office Leases
We lease approximately 35,000 square feet for our corporate offices in Chicago, Illinois and 33,000 square feet for our support office in Nashville, Tennessee. We believe that these spaces will be adequate to our meet current and foreseeable future needs.
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

	Sales Price
	2015		2014
Quarter Ended	High	Low	High	Low
March 31	$25.39	$19.71	$27.72	$23.59
June 30	$27.33	$21.62	$26.73	$20.50
September 30	$27.41	$18.50	$22.60	$17.96
December 31	$26.39	$21.66	$25.76	$18.65
Dividends
We did not pay a cash dividend in respect of our common stock in 2015 or 2014. By the terms of our Restated Credit Facility, we can pay cash dividends on our capital stock while such facility is in effect. Any future dividends will be determined based on earnings, capital requirements, financial condition, and other factors considered relevant by our Board of Directors. There are no restrictions on the ability of our wholly owned subsidiaries to pay cash dividends to us.
Holders
As of February 29, 2016, there were 22,328,578 holders of our common stock, based on the number of record holders of our common stock.
Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by securities holders	575,567	$—	370,420
Equity compensation plans not approved by securities holders	—	—	—
Total	575,567	$—	370,420
Stock Repurchases
In June 2011, our Board of Directors authorized us to repurchase shares of our common stock, on the open market, up to $20.0 million in share repurchases in the aggregate. Under this repurchase program, we may purchase our common shares from time to time in open market purchases or privately negotiated transactions and may make all or part of the purchases pursuant to Rule 10b5-1 plans. Any repurchased shares are retired and returned to an authorized but unissued status. The repurchase program may be suspended or discontinued at any time without notice. As of December 31, 2015, $12.5 million remained available for stock repurchases under the June 2011 authorization by the Board of Directors. We made no stock repurchases during 2015 or 2014.

Stock Performance Graph

	Years Ended December 31,
Company / Index	2010	2011	2012	2013	2014	2015
SP Plus Corporation	$100.00	$94.15	$115.86	$137.20	$132.93	$125.92
S&P 500 Index	$100.00	$102.11	$118.45	$156.82	$178.29	$180.75
S&P SmallCap 600 Commercial & Professional Services	$100.00	$89.38	$112.95	$166.87	$165.32	$167.46

The performance graph above shows the cumulative total stockholder return of our common stock for the period starting on December 31, 2010 to December 31, 2015. This performance is compared with the cumulative total returns over the same period of the Standard & Poor's 500 Index and the Standard & Poor's SmallCap 600 Commercial and Professional Services Index, which includes our direct competitor, ABM Industries Incorporated. The graph assumes that on December 31, 2010, $100 was invested in each of the other two indices, and assumes reinvestment of dividends. The stock performance shown in the graph represents past performance and should not be considered indication of future performance.

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
Our consolidated results of operations for the years ended December 31, 2015, 2014 and 2013 include Central's results of operations for the entire year. Our consolidated results of operations for the year ended December 31, 2012 include Central's results of operations for the period October 2, 2012 through December 31, 2012.

	Year Ended December 31,
(millions)	2015	2014	2013	2012	2011
Statement of Income
Parking services revenue
Lease contracts	$570.9	$496.6	$489.6	$250.3	$147.5
Management contracts	350.3	338.3	347.3	230.5	173.7
	921.2	834.9	836.9	480.8	321.2
Reimbursed management contract revenue	694.7	679.8	629.9	473.1	408.4
Total revenue	1,615.9	1,514.7	1,466.8	953.9	729.6
Cost of parking services
Lease contracts	532.8	455.7	456.1	231.8	136.5
Management contracts	218.3	207.9	208.7	141.9	97.2
	751.1	663.6	664.8	373.7	233.7
Reimbursed management contract expense	694.7	679.8	629.9	473.1	408.4
Total cost of parking services	1,445.8	1,343.4	1,294.7	846.8	642.1
Gross profit
Lease contracts	38.1	40.9	33.5	18.6	11.0
Management contracts	132.0	130.4	138.6	88.5	76.5
Total gross profit	170.1	171.3	172.1	107.1	87.5
General and administrative expenses	97.3	101.5	98.9	86.5	48.3
Depreciation and amortization	34.0	30.3	31.2	13.5	6.6
Operating income	38.8	39.5	42.0	7.1	32.6
Other expense (income)
Interest expense	12.7	17.8	19.0	8.6	4.7
Interest income	(0.2)	(0.4)	(0.6)	(0.3)	(0.2)
Gain on sale of business	(0.5)	—	—	—	—
Gain on contribution of a business to an unconsolidated entity	—	(4.1)	—	—	—
Equity in losses from investments in unconsolidated entity	1.7	0.3	—	—	—
Total other expense (income)	13.7	13.6	18.4	8.3	4.5
Earnings (loss) before income taxes	25.1	25.9	23.6	(1.2)	28.1
Income tax expense (benefit)	4.8	(0.2)	8.8	(3.6)	10.7
Net income	20.3	26.1	14.8	2.4	17.4
Less: Net income attributable to noncontrolling interest	2.9	3.0	2.7	1.0	0.4
Net income attributable to SP Plus Corporation (1)	$17.4	$23.1	$12.1	$1.4	$17.0
Balance sheet data (at end of year)
Cash and cash equivalents	$18.7	$18.2	$23.2	$28.5	$13.2
Total assets (2) (5)	784.1	823.1	858.5	900.0	242.0
Total debt (3) (5)	225.1	250.8	284.8	305.3	81.1
Total SP Plus Corporation shareholders' equity (4)	$250.1	$229.8	$203.1	$186.2	$41.3

(1)
Net income attributable to SP Plus Corporation for 2012 includes the following significant amounts from the Central Merger: Total revenue, excluding reimbursed revenue, of $127.8 million; total cost of parking services, excluding reimbursed expense, of $190.0 million; and general and administrative expenses of $24.6 million.

(2)	Total assets as of December 31, 2012 includes the impact of assets acquired in the Central Merger of $624.9 million.

(3)	Total long-term debt, including current portion as of December 31, 2012, includes $217.7 million of debt, net of cash acquired, assumed in the Central Merger.

(4)	Total SP Plus Corporation stockholders' equity as of December 31, 2012 includes approximately $140.7 million related to the issuance of our common stock in the Central Merger.

(5)	Total assets and total debt for all years presented have been adjusted for the early adoption of ASU 2015-03.

7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
This Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other parts of this Form 10-K contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as "future," "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "will," "would," "could," "can," "may," and similar terms. Forward-looking statements are not guarantees of future performance and the Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A. "Risk Factors" of this Form 10-K, which are incorporated herein by reference. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8. "Financial Statements and Supplementary Data" of this Form 10-K. Each of the terms the "Company" and "SP Plus" as used herein refers collectively to SP Plus Corporation and its wholly owned subsidiaries, unless otherwise stated. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.
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
We operate our clients' properties through two types of arrangements: management contracts and leases. Under a management contract, we typically receive a base monthly fee for managing the facility, and we may also receive an incentive fee based on the achievement of facility performance objectives. We also receive fees for ancillary services. Typically, all of the underlying revenues and expenses under a standard management contract flow through to our clients rather than to us. However, some management contracts, which are referred to as "reverse" management contracts, usually provide for larger management fees and require us to pay various costs. Under lease arrangements, we generally pay to the property owner either a fixed annual rent, a percentage of gross customer collections or a combination thereof. We collect all revenues under lease arrangements and we are responsible for most operating expenses, but we are typically not responsible for major maintenance, capital expenditures or real estate taxes. Margins for lease contracts vary significantly, not only due to operating performance, but also due to variability of parking rates in different cities and varying space utilization by parking facility type and location. As of December 31, 2015, we operated 82% of our locations under management contracts and 18% under leases.
In evaluating our financial condition and operating performance, management's primary focus is on our gross profit and total general and administrative expense. Although the underlying economics to us of management contracts and leases are similar, the manner in which we are required to account for them differs. Revenue from leases includes all gross customer collections derived from our leased locations (net of local parking taxes), whereas revenue from management contracts only includes our contractually agreed upon management fees and amounts attributable to ancillary services. Gross customer collections at facilities under management contracts, therefore, are not included in our revenue. Accordingly, while a change in the proportion of our operating agreements that are structured as leases versus management contracts may cause significant fluctuations in reported revenue and expense of parking services, that change will not artificially affect our gross profit. For example, as of December 31, 2015, 82% of our locations were operated under management contracts and 78% of our gross profit for the year ended December 31, 2015 was derived from management contracts. Only 38% of total revenue (excluding reimbursed management contract revenue), however, was from management contracts because under those contracts the revenue collected from parking customers belongs to our clients. Therefore, gross profit and total general and administrative expense, rather than revenue, are management's primary focus.
Acquisitions, Investment in Joint Venture and Sale of Business
In October 2012, we completed the Central Merger for 6,161,332 shares of our common stock and the assumption of $217.7 million of Central's debt, net of cash acquired. Additionally, Central's former stockholders will be entitled to receive $27.0 million to be paid three years after closing, to the extent the $27.0 million is not used to satisfy seller indemnity obligations pursuant to the Agreement and Plan of Merger dated February 28, 2012. Our consolidated results of operations for the twelve months ended December 31, 2015, 2014 and 2013 include Central's results of operations for the entire year.
In October 2014, we entered into an agreement to establish a joint venture with Parkmobile USA, Inc. ("Parkmobile USA") and contributed all of the assets and liabilities of our proprietary Click and Park® parking prepayment business in exchange for a 30 percent interest in the newly formed legal entity called Parkmobile, LLC ("Parkmobile"). Parkmobile is a leading provider of on-demand and prepaid transaction processing for on- and off-street parking and transportation services. The Parkmobile joint venture combines two parking transaction engines, with SP Plus contributing the Click and Park® parking prepayment systems, which enables consumers to reserve and pay for parking online in advance and Parkmobile USA contributing its on demand transaction engine that allows consumers to transact real-time payment for parking privileges in both on- and off-street environments. We account for our investment in the joint venture with Parkmobile under the equity method of accounting.

In August 2015, we sold portions of our security business primarily operating in the Southern California market to a third-party for a gross sales price of $1.8 million, which resulted in a gain on sale of business of $0.5 million, net of legal and other expenses. The pre-tax profit for the operations of the sold business was not significant to the periods presented herein.
Summary of Operating Facilities
The following table reflects our facilities operated at the end of the years indicated:

	December 31,
	2015	2014	2013
Leased facilities (1)	713	774	850
Managed facilities (1) (2)	3,161	3,348	3,317
Total facilities	3,874	4,122	4,167

(1)	Includes partial ownership in two managed facilities and one leased facility acquired in the Central Merger.

(2)	Adjusted to exclude managed facilities related to the security business primarily operating in the Southern California market for December 31, 2015, 2014, and 2013.
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
Segments
An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenue and incur expenses, and about which separate financial information is regularly evaluated by our chief operating decision maker ("CODM"), in deciding how to allocate resources. Our CODM is our president and chief executive officer.
The chief operating decision maker does not evaluate segments using discrete asset information. The business is managed based on regions administered by executive vice presidents. Effective January 1, 2015, we began certain organizational and executive leadership changes to align with how our CODM reviews performance and makes decisions in managing the Company and therefore, changed internal operating segment information reported to the CODM. The operating segments are internally reported as Region One (North), Region Two (South), Region Three (New York Metropolitan tri-state area of New York, New Jersey and Connecticut), Region Four (Airport transportation operations nationwide), and Region Five (other operating units of USA Parking and event planning and transportation services). The following includes the internal reporting as of December 31, 2015 for which all periods presented have been restated to reflect the new internal reporting to the CODM.

•
Region One encompasses operations in Delaware, District of Columbia, Illinois, Indiana, Kansas, Kentucky, Maine, Maryland, Massachusetts, Michigan, Minnesota, Northern California, Ohio, Oregon, Pennsylvania, Rhode Island, Virginia, Washington, West Virginia, Wisconsin and the three Canadian provinces of Alberta, Ontario, and Quebec.

•
Region Two encompasses operations in Alabama, Arizona, Colorado, Florida, Georgia, Hawaii, Kansas, Louisiana, Mississippi, Missouri, Nebraska, New Mexico, North Carolina, Oklahoma, South Carolina, Southern California, Tennessee, Texas, Utah and Puerto Rico.

•	Region Three encompasses operations in the New York Metropolitan tri-state area New York, New Jersey and Connecticut.

•	Region Four encompasses all major airport and transportation operations nationwide.

•	Region Five encompasses other reporting units of USA Parking and event planning and transportation services.

•	Other consists of ancillary revenue that is not specifically identifiable to a region and insurance reserve adjustments related to prior years.

Fiscal 2015 Compared to Fiscal 2014
The following tables are a summary of revenues (excluding reimbursed management contract revenue), cost of parking services (excluding reimbursed management contract expense) and gross profit by regions for the comparable years ended December 31, 2015 and 2014.
Segment revenue information is summarized as follows:

	Year Ended December 31,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
(millions)	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	Amount	%
Lease contract revenue
New location	$8.7	$3.3	$8.3	$2.1	$3.1	$1.5	$81.8	$4.5	$0.4	$—	$—	$—	$102.3	$11.4	$90.9	797.4%
Contract expirations	2.8	16.0	6.1	14.1	2.3	13.1	2.4	5.0	0.2	0.2	—	—	13.8	48.4	(34.6)	-71.5%
Same location	188.7	185.2	106.9	98.2	103.3	103.1	39.6	39.0	2.0	2.3	—	1.7	440.5	429.5	11.0	2.6%
Conversions	7.9	1.5	4.4	5.6	0.2	—	—	—	1.8	0.2	—	—	14.3	7.3	7.0	95.9%
Total lease contract revenue	$208.1	$206.0	$125.7	$120.0	$108.9	$117.7	$123.8	$48.5	$4.4	$2.7	$—	$1.7	$570.9	$496.6	$74.3	15.0%
Management contract revenue
New location	$12.2	$2.5	$13.5	$4.3	$4.3	$2.2	$2.7	$0.8	$7.1	$1.4	$—	$—	$39.8	$11.2	$28.6	255.4%
Contract expirations	3.7	14.2	8.3	22.0	1.7	3.6	13.4	18.1	6.2	5.8	—	—	33.3	63.7	(30.4)	-47.7%
Same location	68.7	67.1	57.7	56.9	21.8	19.9	84.5	84.4	30.3	22.5	13.9	12.2	276.9	263.0	13.9	5.3%
Conversions	0.1	0.2	0.1	—	—	0.1	—	—	0.1	0.1	—	—	0.3	0.4	(0.1)	-19.4%
Total management contract revenue	$84.7	$84.0	$79.6	$83.2	$27.8	$25.8	$100.6	$103.3	$43.7	$29.8	$13.9	$12.2	$350.3	$338.3	$12.0	3.6%
Parking services revenue—lease contract
Lease contract revenue increased $74.3 million, or 15.0%, to $570.9 million for the year ended December 31, 2015, compared to $496.6 million for the year-ago period. The increase resulted primarily from increases in revenue from new locations, locations that converted from management contracts, and same location revenue during the current year, partially offset by decreases in revenue from contract expirations. The increase in same location revenue of 11.0 million, or 2.6%, was primarily due to increases in short-term parking revenue and monthly parking revenue.
From a reporting segment perspective, lease contract revenue increased primarily due to new locations in all five operating regions, same locations in regions one, two, three and four, and conversions in region one. This was partially offset by decreases in revenue from contract expirations in regions one, two, three and four, same locations in region five and other. Same location revenue increases for the aforementioned regions were primarily due to increases in short-term parking revenue and monthly parking revenue. The other region amounts in same location represent revenues not specifically identifiable to a region.
Revenue associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period.
Parking services revenue—management contract
Management contract revenue increased $12.0 million, or 3.6%, to $350.3 million for the year ended December 31, 2015, compared to $338.3 million for the year-ago period. The increase resulted primarily from increases in revenue from new locations and same locations, partially offset by decreases in revenue from contract expirations and locations that converted from lease contracts during the year. Same location revenue increased by $13.9 million and 5.3%, primarily due to an increase in fees from ancillary services.
From a reporting segment perspective, the increase resulted primarily from increases in revenue from new locations in all five operating regions, contract expirations in region five, same locations in all five operating regions and other, and locations that converted from lease contracts in region two. Decreases in revenue from contract expirations in regions one, two, three and four, and locations that converted from lease contracts in regions one and three, partially offset the total increase in management contract revenue. The other region amounts in same location represent revenues not specifically identifiable to a region.
Revenue associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period.
Reimbursed management contract revenue
Reimbursed management contract revenue increased $14.9 million, or 2.2%, to $694.7 million for the year ended December 31, 2015, compared to $679.8 million in the year-ago period. This increase resulted primarily from an increase in reimbursements for costs incurred on behalf of owners.

Segment cost of parking services information is summarized as follows:

	Year Ended December 31,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
(millions)	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	Amount	%
Cost of parking services lease contracts:
New location	$7.4	$2.8	$7.1	$1.8	$2.9	$1.4	$79.2	$4.0	$0.4	$—	$—	$—	$97.0	$10.0	$87.0	870.0%
Contract expirations	2.3	10.9	5.1	12.0	2.1	11.7	2.3	4.9	0.3	0.3	—	—	12.1	39.8	(27.7)	-69.6%
Same location	178.5	174.5	88.9	81.6	101.5	100.0	36.8	35.9	1.8	2.1	3.5	1.5	411.0	395.6	15.4	3.9%
Conversions	7.5	5.5	3.5	4.7	0.1	—	—	—	1.6	0.1	—	—	12.7	10.3	2.4	23.3%
Total cost of parking services lease contracts	$195.7	$193.7	$104.6	$100.1	$106.6	$113.1	$118.3	$44.8	$4.1	$2.5	$3.5	$1.5	$532.8	$455.7	$77.1	16.9%
Cost of parking services management contracts:
New location	$8.6	$1.7	$9.2	$2.7	$3.0	$1.9	$1.8	$0.5	$5.3	$0.8	$—	$—	$27.9	$7.6	$20.3	267.1%
Contract expirations	2.4	9.8	6.4	15.0	1.3	1.9	13.7	17.1	5.5	4.1	—	—	29.3	47.9	(18.6)	-38.8%
Same location	35.6	36.5	31.1	29.7	9.3	7.7	60.6	59.4	21.4	13.0	2.9	6.0	160.9	152.3	8.6	5.6%
Conversions	—	—	0.1	—	—	—	—	—	0.1	0.1	—	—	0.2	0.1	0.1	100.0%
Total cost of parking services management contracts	$46.6	$48.0	$46.8	$47.4	$13.6	$11.5	$76.1	$77.0	$32.3	$18.0	$2.9	$6.0	$218.3	$207.9	$10.4	5.0%
Cost of parking services—lease contracts
Cost of parking services for lease contracts increased $77.1 million, or 16.9%, to $532.8 million for the year ended December 31, 2015, compared to $455.7 million for the year-ago period. The increase resulted primarily from increases in costs from new locations, same locations and locations that converted from management contracts during the year, which was partially offset by a decrease in costs from contract expirations. Same location costs increased $15.4 million or 3.9%, primarily due to higher rent expense as a result of higher revenues for same locations, an increase in health and benefit costs and higher structural repair costs related to certain lease contracts acquired in the Central Merger.
From a reporting segment perspective, cost of parking services for lease contracts increased primarily due to new locations in all five operating regions and other, same locations in regions one, two, three, four and other, and locations that converted from management contracts in regions one, three and five, this was partially offset by decreases in contract expirations in regions one, two, three, and four, same locations in region five, and locations that converted from management contracts in region two. The other region amounts represent structure repair costs related to certain lease contracts acquired in the Central Merger and other costs that are not specifically identifiable to a region.
Cost of parking services associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.
Cost of parking services—management contracts
Cost of parking services for management contracts increased $10.4 million, or 5.0%, to $218.3 million for the year ended December 31, 2015, compared to $207.9 million for the year-ago period. The increase resulted primarily from increases in costs from new locations, same locations and locations that converted from lease contracts during the year, which was partially offset by decrease in cost from contract expirations. Same location costs increased $8.6 million or 5.6% primarily due to increased revenues from ancillary services, partially offset by decreased costs relating to certain unallocated insurance reserve adjustments.
From a reporting segment perspective, cost of parking services for management contracts increased due to new locations in all five operating regions, same locations in regions two, three, four and five, and locations that converted from lease contracts in regions two, and contract expirations in region five. Decreases in contract expirations in regions one, two, three, and four, and same locations in region one and other, partially offset the total increase in the cost of parking services for management contracts. The other region amounts represent prior year insurance reserve adjustments and other costs that are not specifically identifiable to a region.
Cost of parking services associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.
Reimbursed management contract expense
Reimbursed management contract expense increased $14.9 million, or 2.2%, to $694.7 million for the year ended December 31, 2015, compared to $679.8 million in the year-ago period. This increase resulted primarily from an increase in reimbursements for costs incurred on behalf of owners.

Segment gross profit/gross profit percentage information is summarized as follows:

	Year Ended December 31,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
(millions)	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	Amount	%
Gross profit lease contracts:
New location	$1.3	$0.5	$1.2	$0.3	$0.2	$0.1	$2.6	$0.5	$—	$—	$—	$—	$5.3	$1.4	$3.9	269.0%
Contract expirations	0.5	5.1	1.0	2.1	0.2	1.4	0.1	0.1	(0.1)	(0.1)	—	—	1.7	8.6	(6.9)	-80.2%
Same location	10.2	10.7	18.0	16.6	1.8	3.1	2.8	3.1	0.2	0.2	(3.5)	0.2	29.5	33.9	(4.4)	-13.0%
Conversions	0.4	(4.0)	0.9	0.9	0.1	—	—	—	0.2	0.1	—	—	1.6	(3.0)	4.6	-153.4%
Total gross profit lease contracts	$12.4	$12.3	$21.1	$19.9	$2.3	$4.6	$5.5	$3.7	$0.3	$0.2	$(3.5)	$0.2	$38.1	$40.9	$(2.8)	-6.9%
	(Percentages)
Gross profit percentage lease contracts:
New location	14.9%	15.2%	14.5%	14.3%	6.5%	6.7%	3.2%	11.1%	—%	100.0%	—%	—%	5.2%	12.6%
Contract expirations	17.9%	31.9%	16.4%	14.9%	8.7%	10.7%	4.2%	2.0%	(50.0)%	(50.0)%	—%	—%	12.3%	17.8%
Same location	5.4%	5.8%	16.8%	16.9%	1.7%	3.0%	7.1%	7.9%	10.0%	8.7%	—%	11.8%	6.7%	7.9%
Conversions	5.1%	(266.7)%	20.5%	16.1%	50.0%	100.0%	—%	—%	11.1%	50.0%	—%	—%	11.2%	(41.1)%
Total gross profit percentage	6.0%	6.0%	16.8%	16.6%	2.1%	3.9%	4.4%	7.6%	6.8%	8.6%	—%	11.8%	6.7%	8.2%
Gross profit management contracts:
New location	$3.6	$0.8	$4.3	$1.6	$1.3	$0.3	$0.9	$0.3	$1.8	$0.6	$—	$—	$11.9	$3.6	$8.3	230.6%
Contract expirations	1.3	4.4	1.9	7.0	0.4	1.7	(0.3)	1.0	0.7	1.7	—	—	4.0	15.8	(11.8)	-74.7%
Same location	33.1	30.6	26.6	27.2	12.5	12.2	23.9	25.0	8.9	9.5	11.0	6.2	116.0	110.7	5.3	4.8%
Conversions	0.1	0.2	—	—	—	0.1	—	—	—	—	—	—	0.1	0.3	(0.2)	-66.7%
Total gross profit management contracts	$38.1	$36.0	$32.8	$35.8	$14.2	$14.3	$24.5	$26.3	$11.4	$11.8	$11.0	$6.2	$132.0	$130.4	$1.6	1.2%
	(Percentages)
Gross profit percentage management contracts:
New location	29.5%	32.0%	31.9%	37.2%	30.2%	13.6%	33.3%	37.5%	25.4%	42.9%	—%	—%	29.9%	32.1%
Contract expirations	35.1%	31.0%	22.9%	31.8%	23.5%	47.2%	-2.2%	5.5%	11.3%	29.3%	—%	—%	12.0%	24.8%
Same location	48.2%	45.6%	46.1%	47.8%	57.3%	61.3%	28.3%	29.6%	29.4%	42.2%	79%	50.8%	41.9%	42.1%
Conversions	100.0%	100.0%	—%	—%	—%	100.0%	—%	—%	—%	—%	—%	—%	33.3%	73.1%
Total gross profit percentage	45.0%	42.9%	41.2%	43.0%	51.1%	55.4%	24.4%	25.5%	26.1%	39.6%	79%	50.8%	37.7%	38.5%
Gross profit—lease contracts
Gross profit for lease contracts decreased $2.8 million, or 6.9%, to $38.1 million for the year ended December 31, 2015, compared to $40.9 million for year-ago period. Gross profit percentage for lease contracts was 6.7% for the year ended December 31, 2015 compared to 8.2% for the year-ago period. Gross profit lease contracts decreases were the result of contract expirations and same locations, partially offset by increases from same new locations and locations that converted from management contracts during the year. Gross profit for lease contracts on same locations decreased primarily due to an increase in operating costs, driven by an increase in health and benefit costs and an increase in structural repair costs related to certain lease contracts acquired in the Central Merger, partially offset by an increase in revenue.
From a reporting segment perspective, gross profit for lease contracts decreased primarily due to contract expirations in regions one, two and three, same locations in regions one, three, four and other, partially offset by increases in new locations from regions one, two, three and four, same locations in region two, and locations that converted from management contracts in regions one, three and five.
Gross profit associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.
Gross profit—management contracts
Gross profit for management contracts increased $1.6 million, or 1.2%, to $132.0 million for the year ended December 31, 2015, compared to $130.4 million in for the year-ago period. Gross profit percentage for management contracts decreased to 37.7% for the year ended December 31, 2015, compared to 38.5% for the year-ago period. Gross profit for management contracts increases were primarily the result of new locations and same locations, partially offset by decreases in contract expirations and locations that converted from lease contracts during the year. Gross profit management contracts increased on same locations primarily as the result of increased revenues, partially offset by increased costs primarily related to ancillary services.

From a reporting segment perspective, gross profit for management contracts increased primarily due new locations in all five operating regions, same locations in regions one, three and other. Total increases in gross profit were partially offset by decreases in contract expirations in all five operating regions, same locations in regions two, four and five, and locations that converted from lease contracts in regions one and three.
Gross profit associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.
General and administrative expenses
General and administrative expenses decreased $4.2 million, or 4.1%, to $97.3 million for year ended December 31, 2015, compared to $101.5 million for the year-ago period. The decrease in General and administrative expenses primarily related to a decrease in compensation and benefit costs, merger and integration costs, including severance and benefit expenses, and overall better expense control, partially offset by increases in expected pay-out under our performance based compensation and long-term incentive compensation programs and a $1.6 million charge related to our dispute with Central's former stockholders over Net Debt Working Capital indemnity claims.
Interest expense
Interest expense decreased $5.1 million, or 28.7%, to $12.7 million for the year ended December 31, 2015, as compared to $17.8 million in the year-ago period. This decrease resulted primarily from a decrease in average borrowing rates and reductions in borrowings under our Senior Credit Facility and Amended and Restated Credit Facility.
Interest income
Interest income decreased by $0.2 million, or 50.0%, to $0.2 million for the year ended December 31, 2015, as compared to $0.4 million in the year-ago period.
Gain on sale of a business
During the third quarter 2015, we recognized a $0.5 million gain on the sale of a portion of our security business primarily operating in the Southern California market.
Equity in losses from investment in unconsolidated entity
Equity in losses from investment in unconsolidated entity relates to our investment in the joint venture with Parkmobile accounted for under the equity method of accounting and our share of equity earnings in the Parkmobile joint venture. Equity in losses from investment in unconsolidated entity was $1.7 million for the the year ended December 31, 2015, as compared to $0.3 million for the year ended December 31, 2014.
Income tax expense
For the year ended December 31, 2015, we recognized income tax expense of $4.8 million on pre-tax earnings of $25.1 million compared to a $0.2 million income tax benefit on pre-tax earnings of $25.9 million for the year ended December 31, 2014. Our effective tax rate was 19.1% for the year ended December 31, 2015 compared to a benefit of 0.8% for the year ended December 31, 2014. The $5.0 million increase in income tax expense was primarily due to a decrease in valuation allowance reversals recognized for historical net operating losses for the year ended December 31, 2014, when compared to the year ended December 31, 2015, unfavorable adjustments to deferred taxes for the year ended December 31, 2015, when compared to favorable adjustments to deferred taxes for the year ended December 31, 2014, partially offset by a deferred tax liability established in 2014 relating to our equity investment in an unconsolidated entity.

Fiscal 2014 Compared to Fiscal 2013
The following tables are a summary of revenues (excluding reimbursed management contract revenue), cost of parking services (excluding reimbursed management contract expense) and gross profit by regions for the comparable years ended 2014 and 2013.
Segment revenue information is summarized as follows:

	Year Ended December 31,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
(millions)	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	Amount	%
Lease contract revenue:
New location	$15.4	$2.3	$7.2	$1.4	$2.9	$—	$2.5	$0.7	$—	$—	$—	$—	$28.0	$4.4	$23.6	536.4%
Contract expirations	1.6	3.5	2.6	9.9	6.4	10.4	—	3.2	—	—	—	—	10.6	27.0	(16.4)	-60.7%
Same location	187.5	189.9	109.7	112.0	108.4	110.2	41.5	39.8	2.7	2.6	1.7	(0.4)	451.5	454.2	(2.7)	-0.6%
Conversions	1.5	3.4	0.5	0.6	—	—	4.5	—	—	—	—	—	6.5	4.0	2.5	62.5%
Total lease contract revenue	$206.0	$199.1	$120.0	$123.9	$117.7	$120.6	$48.5	$43.7	$2.7	$2.6	$1.7	$(0.4)	$496.6	$489.6	$7.0	1.4%
Management contract revenue:
New location	$11.7	$3.4	$13.4	$2.9	$4.7	$0.9	$5.3	$0.9	$5.2	$0.7	$—	$—	$40.3	$8.8	$31.5	358.0%
Contract expirations	3.4	23.3	3.9	12.5	1.0	2.3	(0.2)	19.9	0.3	0.8	—	—	8.5	58.8	(50.3)	-85.5%
Same location	68.3	68.1	65.8	71.4	20.1	20.2	98.0	75.8	24.3	32.2	12.2	11.3	288.6	279.0	9.6	3.4%
Conversions	0.6	0.5	0.1	0.2	—	—	0.2	—	—	—	—	—	0.9	0.7	0.2	28.6%
Total management contract revenue	$84.0	$95.3	$83.2	$87.0	$25.8	$23.4	$103.3	$96.6	$29.8	$33.7	$12.2	$11.3	$338.3	$347.3	$(9.0)	-2.6%
Parking services revenue—lease contracts
Lease contract revenue increased $7.0 million, or 1.4%, to $496.6 million for the year ended December 31, 2014, compared to $489.6 million for the year-ago period. The increase resulted primarily from increases in revenue from new locations and locations that converted from management contracts during the current year, partially offset by decreases in revenue from contract expirations and same location revenue. The decrease in same location revenue of $2.7 million, or 0.6%, was primarily due to decreases in short-term parking revenue and monthly parking revenue.
From a reporting segment perspective, lease contract revenue increased primarily due to new locations in regions one, two, three and four, same locations in regions four, five and other and conversions in region four. This was partially offset by decreases in contract expirations in regions one, two, three and four, same location revenue in regions one, two and three and conversions in regions one and two. Same location revenue decreases for the aforementioned regions were primarily due to decreases in short-term parking revenue and monthly parking revenue. The other region amounts in same location represent revenues not specifically identifiable to a region.
Revenue associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.
Parking services revenue—management contracts
Management contract revenue decreased $9.0 million, or 2.6%, to $338.3 million for the year ended December 31, 2014, compared to $347.3 million for the year-ago period. The decrease resulted primarily from decreases in contract expirations, which was partially offset by the increases in new location and same location revenues.
From a reporting segment perspective, management contract revenue decreased primarily due contract expirations in all five regions, same location revenues in regions two and five, partially offset by increases in management contract revenue for new locations in all five operating regions, and same locations in regions one, four and other.
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

Segment cost of parking services information is summarized as follows:

	Year Ended December 31,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
(millions)	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	Amount	%
Cost of parking services lease contracts:
New location	$13.2	$1.6	$6.4	$1.3	$2.8	$—	$2.3	$0.6	$—	$—	$(0.1)	$—	$24.6	$3.5	$21.1	602.9%
Contract expirations	1.7	6.1	2.1	8.4	4.8	8.3	—	2.7	—	—	—	—	8.6	25.5	(16.9)	-66.3%
Same location	177.4	177.8	91.3	94.9	105.5	112.4	38.5	37.2	2.5	2.6	1.6	(1.3)	416.8	423.6	(6.7)	-1.6%
Conversions	1.4	3.0	0.3	0.5	—	—	4.0	—	—	—	—	—	5.7	3.5	2.2	62.9%
Total cost of parking services lease contracts	$193.7	$188.5	$100.1	$105.1	$113.1	$120.7	$44.8	$40.5	$2.5	$2.6	$1.5	$(1.3)	$455.7	$456.1	$(0.4)	-0.1%
Cost of parking services management contracts:
New location	$7.6	$1.8	$7.5	$2.0	$3.1	$0.5	$4.0	$0.8	$3.4	$0.5	$1.5	$—	$27.1	$5.6	$21.5	383.9%
Contract expirations	2.5	12.7	2.3	6.7	0.4	0.7	0.1	19.6	0.1	0.4	—	—	5.4	40.1	(34.7)	-86.5%
Same location	37.8	37.9	37.5	39.5	8.0	9.6	71.1	50.3	14.5	21.5	4.5	2.8	173.5	161.6	11.9	7.4%
Conversions	0.1	0.1	0.1	—	—	—	1.7	1.4	—	—	—	—	1.9	1.5	0.4	26.7%
Total cost of parking services management contracts	$48.0	$52.5	$47.4	$48.2	$11.5	$10.8	$76.9	$72.1	$18.0	$22.4	$6.0	$2.8	$207.9	$208.8	$(0.9)	-0.4%
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
From a reporting segment perspective, cost of parking services for lease contracts decreased primarily due to contract expirations in regions one, two, three and four, same locations in regions one, two, three and five and conversions in regions one and two, partially offset by, increases in cost of parking services for lease contracts in new locations in regions one, two, three and four, same locations in region four and converted locations in region four. Same location cost decreased primarily due to a reduction on contingent rental payments on the decrease in revenue and reduced other operating costs, partially offset by structural repair costs related to certain lease contracts acquired in the Central Merger and other costs that are not specifically identifiable to a region.
Cost of parking services associated with contract expirations relates to contacts that have expired, however, we were operating the facility in the comparative period presented.
Cost of parking services—management contracts
Cost of parking services for management contracts decreased $0.9 million, or 0.4%, to $207.9 million for the year ended December 31, 2014, compared to $208.8 million for the year-ago period. The decrease resulted from decreases in costs related to contract expirations, partially offset by, increases in new locations, same locations and locations that converted from management to lease contracts during the year.
From a reporting segment perspective, cost of parking services for management contracts decreased due to contract expirations in all five regions, same locations in regions one, two, three and five, partially offset by, increases in new location costs in all five regions and other, same location costs in region four and locations that converted from management to lease contracts in region four. Same location cost increases primarily resulted from increases in costs associated with reverse management contracts and in the cost of providing management services. The other region amounts in same location primarily represent certain unallocated insurance reserve adjustments and costs that are not specifically identifiable to a region.
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
Segment gross profit/gross profit percentage information is summarized as follows:

	Year Ended December 31,
	Region One		Region Two		Region Three		Region Four		Region Five		Other		Total		Variance
(millions)	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	Amount	%
Gross profit lease contracts:
New location	$2.2	$0.7	$0.8	$0.1	$0.1	$—	$0.2	$0.1	$—	$—	$0.1	$—	$3.4	$0.9	$2.5	277.8%
Contract expirations	(0.1)	(2.6)	0.5	1.5	1.6	2.1	—	0.5	—	—	—	—	2.0	1.5	0.5	33.3%
Same location	10.1	12.1	18.4	17.1	2.9	(2.2)	3.0	2.6	0.2	0.1	0.1	0.9	34.7	30.6	4.1	13.4%
Conversions	0.1	0.4	0.2	0.1	—	—	0.5	—	—	—	—	—	0.8	0.5	0.3	60.0%
Total gross profit lease contracts	$12.3	$10.6	$19.9	$18.8	$4.6	$(0.1)	$3.7	$3.2	$0.2	$0.1	$0.2	$0.9	$40.9	$33.5	$7.4	22.1%
	(Percentages)
Gross profit percentage lease contracts:
New location	14.3%	30.4%	11.1%	7.1%	3.4%	—%	8.0%	14.3%	—%	—%	—%	—%	12.1%	20.5%
Contract expirations	-6.2%	-74.3%	19.2%	15.2%	25.0%	20.2%	—%	15.6%	—%	—%	—%	—%	18.9%	5.6%
Same location	5.4%	6.4%	16.8%	15.3%	2.7%	-2.0%	7.2%	6.5%	7.4%	3.7%	5.9%	-225.0%	7.7%	6.7%
Conversions	6.7%	11.8%	40.0%	16.7%	—%	—%	11.1%	—%	—%	—%	—%	—%	12.3%	12.5%
Total gross profit percentage	6.0%	5.3%	16.6%	15.2%	3.9%	-0.1%	7.6%	7.3%	7.4%	3.7%	11.8%	-225.0%	8.2%	6.8%
Gross profit management contracts:
New location	$4.1	$1.6	$5.9	$0.9	$1.6	$0.4	$1.3	$0.1	$1.8	$0.2	$(1.5)	$—	$13.2	$3.2	$10.0	312.5%
Contract expirations	0.9	10.6	1.6	5.8	0.6	1.6	(0.3)	0.3	0.2	0.4	—	—	3.1	18.7	(15.6)	-83.4%
Same location	30.5	30.2	28.3	31.9	12.1	10.6	26.9	25.5	9.8	10.7	7.7	8.5	115.1	117.4	(2.3)	-2.0%
Conversions	0.5	0.4	—	0.2	—	—	(1.5)	(1.4)	—	—	—	—	(1.0)	(0.8)	(0.2)	25.0%
Total gross profit management contracts	$36.0	$42.8	$35.8	$38.8	$14.3	$12.6	$26.4	$24.5	$11.8	$11.3	$6.2	$8.5	$130.4	$138.5	$(8.1)	-5.8%
	(Percentages)
Gross profit percentage management contracts:
New location	35.0%	47.1%	44.0%	31.0%	34.0%	44.4%	24.5%	11.1%	34.6%	28.6%	—%	—%	32.8%	36.4%
Contract expirations	26.5%	45.5%	41.0%	46.4%	60.0%	69.6%	150.0%	1.5%	66.7%	50.0%	—%	—%	36.5%	31.8%
Same location	44.7%	44.3%	43.0%	44.7%	60.2%	52.5%	27.4%	33.6%	40.3%	33.2%	63.1%	75.2%	39.9%	42.1%
Conversions	83.3%	80.0%	—	100.0%	—	—	-750.0%	—	—	—	—	—	-111.1%	-114.3%
Total gross profit percentage	42.9%	44.9%	43.0%	44.6%	55.4%	53.8%	25.6%	25.4%	39.6%	33.5%	50.8%	75.2%	38.5%	39.9%
Gross profit—lease contracts
Gross profit for lease contracts increased $7.4 million, or 22.1%, to $40.9 million for the year ended December 31, 2014, compared to $33.5 million for year-ago period. Gross profit percentage for lease contracts was 8.2% for the year ended December 31, 2014 compared to 6.8% for the year ago-period. Gross profit lease contracts increases were the result of new locations, contract expirations, same locations and locations that converted from management contracts during the current year. Gross profit for lease contracts on same locations increased primarily due to decreased operating expenses and lower rent expense, primarily as a result of contingent rental payments in an amount that exceeded the decrease in revenue in short-term and monthly parking revenue, partially offset by structural repair costs related to certain lease contracts acquired in the Central Merger.

From a reporting segment perspective, gross profit for lease contracts increased primarily due to new locations in regions one, two, three, four and other, same locations in regions two, three, four, five and other, partially offset by decreases in gross profit for lease contracts in contract expirations on regions one, two, three and four. Gross profit increased for lease contracts on same locations primarily due to deceased operating expenses and lower rent expense, primarily as a result of contingent rental payments in an amount that exceeded the decrease in revenue in short-term and monthly parking revenue, partially offset by structural repair costs related to certain lease contracts acquired in the Central Merger.
Gross profit associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.
Gross profit—management contracts
Gross profit for management contracts decreased $8.1 million or 5.8%, to $130.4 million for the year ended December 31, 2014, compared to $138.5 million in for the year-ago period. Gross profit percentage for management contracts was 38.5% for the year ended December 31, 2014 compared to 39.9% for the year-ago period. Gross profit for management contracts decreases were primarily the result of contract expirations, same locations and locations that converted from lease contracts during the current year, partially offset by an increase in new locations. Gross profit management contracts decreases on same locations were primarily the result of increases in costs associated with reverse management contracts and the cost of providing management services.
From a reporting segment perspective, gross profit for management contracts decreased primarily due to contract expirations in all five regions, new locations in other region, same locations in regions two, five and other, and locations that converted from lease locations in region two, partially offset by increases in new locations in all five regions, same locations in regions one, three and four and conversions in region one. Gross profit for management contracts decreased on some locations primarily as the result of increased costs associated with reverse management contracts and the cost of providing management services.
Gross profit associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.
General and administrative expenses
General and administrative expenses increased $2.6 million, or 2.6%, to $101.5 million for year ended December 31, 2014, compared to $98.9 million for the year-ago period. The increase in general and administrative expenses primarily related to increased compensation and benefit cost, including increased cost due to an actuarial update to the mortality tables supporting certain of our deferred compensation arrangements with certain executives, partially offset by decreased merger and integration related costs.
Equity in losses from investment in unconsolidated entity
Equity in losses from investment in unconsolidated entity relates to our investment in the joint venture with Parkmobile accounted for under the equity method of accounting and our share of equity earnings in the Parkmobile joint venture. Equity in losses form investment in unconsolidated entity was $0.3 million for the year ended December 31, 2014. There were no comparable losses or gains for equity in losses from investment in unconsolidated entity during the year ended December 31, 2013.
Interest expense
Interest expense decreased $1.2 million, or 6.4%, to $17.8 million for the year ended December 31, 2014, as compared to $19.0 million in the year-ago period. This decrease resulted primarily from a decrease in average borrowings under our Senior Credit Facility.
Interest income
Interest income decreased by $0.2 million, or 33.3%, to $0.4 million for the year ended December 31, 2014, as compared to $0.6 million in the year-ago period.
Income tax expense
For the year ended December 31, 2014, we recognized income tax benefit of $0.2 million on pre-tax earnings of $25.9 million compared to an $8.8 million income tax expense on pre-tax earnings of $23.6 million for the year ended December 31, 2013. Our effective tax rate was a benefit of 0.8% for the year ended December 31, 2014 compared to 37.4% for the year ended December 31, 2013. Our effective tax rate decreased to a benefit of 0.8% as of December 31, 2014 compared to 37.4% as of December 31, 2013 due to the reversal of valuation allowances for deferred tax assets established for historical net operating losses. The valuation allowances were reversed due to changes in New York tax laws in the first quarter of 2014 and an entity restructuring undertaken in the fourth quarter of 2014, which resulted in our determining that the future benefits of the net operating loss/carryforwards were more likely than not to be realized.

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
Outstanding Indebtedness
On December 31, 2015, we had total indebtedness of approximately $225.1 million, a decrease of $25.7 million from December 31, 2014. The $225.1 million includes:

•	$223.1 million under our Restated Credit Facility (as defined below); and

•	$2.0 million of other debt including capital lease obligations, obligations on seller notes and other indebtedness.
Senior Credit Facility
On October 2, 2012, the Company entered into a credit agreement ("Credit Agreement") with Bank of America, N.A. ("Bank of America"), as administrative agent, Wells Fargo Bank, N.A. ("Wells Fargo Bank") and JPMorgan Chase Bank, N.A., as co-syndication agents, U.S. Bank National Association, First Hawaiian Bank and General Electric Capital Corporation, as co-documentation agents, Merrill Lynch, Pierce, Fenner & Smith Inc., Wells Fargo Securities, LLC and J.P. Morgan Securities LLC, as joint lead arrangers and joint book managers, and the lenders party thereto.
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
Amended and Restated Credit Facility
On February 20, 2015 ("Restatement Date"), we entered into an Amended and Restated Credit Agreement (the "Restated Credit Agreement") with Bank of America, N.A. ("Bank of America"), as administrative agent, an issuing lender and swing-line lender; Wells Fargo Bank, N.A., as an issuing lender and syndication agent; U.S. Bank National Association, First Hawaiian Bank and BMO Harris Bank N.A., as co-documentation agents; Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as joint lead arrangers and joint book managers; and the lenders party thereto (the "Lenders"). The Restated Credit Agreement reflects modifications to, and an extension of, the Credit Agreement, as described above.
Pursuant to the terms, and subject to the conditions, of the Restated Credit Agreement, the Lenders have made available to the Company a senior secured credit facility (the "Restated Credit Facility") that permits aggregate borrowings of $400.0 million consisting of (i) a revolving credit facility of up to $200.0 million at any time outstanding, which includes a $100.0 million sublimit for letters of credit and a $20.0 million sublimit for swing-line loans, and (ii) a term loan facility of $200.0 million (reduced from $250.0 million). The Company may request increases of the revolving credit facility in an aggregate additional principal amount of $100.0 million. The Restated Credit Facility matures on February 20, 2020.
The entire amount of the term loan portion of the Restated Credit Facility had been drawn by the Company as of the Restatement Date (including approximately $10.4 million drawn on such date) and is subject to scheduled quarterly amortization of principal as follows: (i) $15.0 million in the first year, (ii) $15.0 million in the second year, (iii) $20.0 million in the third year, (iv) $20.0 million in the fourth year, (v) $20.0 million in the fifth year and (vi) $110.0 million in the sixth year. The Company also had outstanding borrowings of $147.3 million (including $53.4 million in letters of credit) under the revolving credit facility as of the Restatement Date.
Borrowings under the Restated Credit Facility bear interest, at the Company's option, (i) at a rate per annum based on the Company's consolidated total debt to EBITDA ratio for the 12-month period ending as of the last day of the immediately preceding fiscal quarter, determined in accordance with the pricing levels set forth in the Restated Credit Agreement (the "Restatement Applicable Margin"), plus LIBOR or (ii) the Restatement Applicable Margin plus the highest of (x) the federal funds rate plus 0.5%, (y) the Bank of America prime rate and (z) a daily rate equal to LIBOR plus 1.0%. (the highest of (x), (y) and (z), the "Base Rate"), except that all swing-line loans will bear interest at the Base Rate plus the Applicable Margin.
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
We believe that our cash flow from operations, combined with additional borrowing capacity under our Restated Credit Facility, will be sufficient to enable us to pay our indebtedness, or to fund other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before their respective maturities. We believe that we will be able to refinance our indebtedness on commercially reasonable terms.
We were in compliance with all our covenants as of December 31, 2015.
At December 31, 2015, we had $105.3 million of borrowing availability under the Restated Credit Agreement, of which we could have borrowed $82.7 million on December 31, 2015 and remained in compliance with the above described covenants as of such date. The additional borrowing availability under the Restated Credit Agreement is limited only as of our fiscal quarter-end by the covenant restrictions described above. At December 31, 2015, we had $52.4 million letters of credit outstanding under the Restated Credit Facility and borrowings against the Restated Credit Facility aggregated $227.3 million (excluding debt discount of $1.8 million and deferred financing costs of $2.4 million).
Interest Rate Swap Transactions
In October 2012, we entered into Interest Rate Swap transactions (collectively, the "Interest Rate Swaps") with each of JPMorgan Chase Bank, N.A., Bank of America, N.A. and PNC Bank, N.A. in an initial aggregate Notional Amount of $150.0 million (the "Notional Amount"). The Interest Rate Swaps have a termination date of September 30, 2017. The Interest Rate Swaps effectively fix the interest rate on an amount of variable interest rate borrowings under our credit agreements, originally equal to the Notional Amount at 0.7525% per annum plus the applicable margin rate for LIBOR loans under our credit agreements determined based upon our consolidated total debt to EBITDA ratio. The Notional Amount is subject to scheduled quarterly amortization that coincides with quarterly prepayments of principal under our credit agreements. These Interest Rate Swaps are classified as cash flow hedges, and we calculate the effectiveness of the hedge on a monthly basis. The ineffective portion of the cash flow hedge is recognized in earnings as an increase of interest expense. As of December 31, 2015, no ineffective portion of the cash flow has been recognized in earnings within interest expense. The fair value of the Interest Rate Swaps at December 31, 2015 and 2014 was a $0.2 million and $0.6 million asset, respectively, and included in the line item "Other assets, net" within the Consolidated Balance Sheet.
We do not enter into derivative instruments for any purpose other than cash flow hedging purposes.
Stock Repurchases
In June 2011, our Board of Directors authorized us to repurchase shares of our common stock, on the open market, up to $20.0 million in share repurchases in the aggregate. Under this repurchase program, we may purchase our common shares from time to time in open market purchases or privately negotiated transactions and may make all or part of the purchases pursuant to Rule 10b5-1 plans. Any repurchased shares are retired and returned to an authorized but unissued status. The repurchase program may be suspended or discontinued at any time without notice. As of December 31, 2015, $12.5 million remained available for stock repurchases under the June 2011 authorization by the Board of Directors. We made no stock repurchases during 2015 or 2014.
Letters of Credit
We had provided letters of credit totaling $45.3 million and $46.8 million to our casualty insurance carriers to collateralize our casualty insurance program as of December 31, 2015 and 2014, respectively.
We had provided $7.1 million and $8.1 million in letters of credit to collateralize other obligations as of December 31, 2015 and 2014, respectively.
Deficiency Payments
Pursuant to our obligations with respect to the parking garage operations at Bradley International Airport, we are required to make certain deficiency payments for the benefit of the State of Connecticut and for holders of special facility revenue bonds. The deficiency payments represent contingent interest bearing advances to the trustee to cover operating cash flow requirements. As of December 31, 2015, we had made $11.6 million of cumulative deficiency payments to the trustee, net of reimbursements. Deficiency payments made are recorded as increases to cost parking services and the reimbursements are recorded as reductions to cost of parking services. We believe these advances to be fully recoverable and will recognize the principal, interest and premium payments related to these deficiency payments when they are received. We do not directly guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.
We received deficiency repayments (net of deficiency payments made) of $1.8 million in the year ended December 31, 2015, compared to deficiency repayments (net of deficiency payments made) of $1.3 million made in the year ended December 31, 2014. We received $0.4 million in interest and $0.2 million premium on deficiency repayments from the trustee in the year ended December 31, 2015, compared to $0.5 million in interest and $0.1 million premium on deficiency repayments from the trustee in the year ended December 31, 2014.

Lease Commitments
We have minimum lease commitments of $214.0 million for fiscal 2016. The leased properties generate sufficient cash flow to meet the base rent payment.
Certain lease contracts acquired in the Central Merger include provisions allocating to us responsibility for the cost of certain structural and other repairs required to be made to the leased property, including improvement and repair costs arising as a result of ordinary wear and tear. During the year ended December 31, 2015, 2014 and 2013, we recorded $4.6 million, $1.3 million and $nil, respectively, of costs (net of expected recoveries of the total cost recognized by the Company through the applicable indemnity discussed further in Note 2. Acquisition of our Consolidated Financial Statements) in Cost of parking services-Lease contracts within the Consolidated Statements of Income for structural and other repair costs related to certain lease contracts acquired in the Central Merger, whereby we have expensed repair costs for certain leases and engaged third-party general contractors to complete certain structural and other repair projects, and other indemnity related costs. We expect to incur additional costs for certain structural and other repair costs pursuant to the contractual requirements of certain lease contracts acquired in the Central Merger ("Structural and Repair Costs"). Based on information available at this time, we currently expect to incur additional Structural and Repair Costs of $1.5 million. While we are unable to estimate with certainty when such remaining costs will be incurred, it is expected that a substantial majority of these costs will be incurred in early- to mid-calendar year 2016. We currently expect to recover 80% of the Structural and Repair Costs incurred and related to certain lease contracts acquired in the Central Merger through the applicable indemnity discussed further in Note 2. Acquisition of our Consolidated Financial Statements.
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
Summary of Cash Flows

	Years ended December 31,
(millions)	2015	2014	2013
Net cash provided by operating activities	$43.6	$51.6	$34.9
Net cash used in investing activities	$(11.8)	$(14.9)	$(13.3)
Net cash used in financing activities	$(30.6)	$(41.5)	$(26.4)
Operating activities
Our primary sources of funds are cash flows from operating activities and changes in operating assets and liabilities.
Net cash provided by operating activities totaled $43.6 million million for 2015, compared to $51.6 million for 2014. Cash provided during 2015 included $49.9 million from operations, partially offset by changes in operating assets and liabilities that resulted in a use of $6.3 million. The net decrease in operating assets and liabilities resulted primarily from: (i) a net decrease in accounts payable and accrued liabilities of $17.9 million, which primarily resulted from the timing on payments to our clients as described under "Daily Cash Collections" and vendors and decreases in the amount of book overdrafts included in accounts payable, partially offset by (ii) a net decrease in notes and accounts receivable of $3.5 million due to timing of collections, and (iii) a net decrease in prepaid expenses and other of $8.1 million by managing the cash outlay for future expenses yet to be incurred.
Net cash provided by operating activities totaled $51.6 million for 2014, compared to $34.9 million for 2013. Cash provided during 2014 included $45.6 million from operations and changes in operating assets and liabilities of $6.0 million. The net increase in operating assets and liabilities resulted primarily from: (i) a net decrease in notes and accounts receivables due to timing of collections, (ii) a net decrease in prepaid expenses and other of $2.1 million by managing cash outlay for future expenses yet to be incurred, (iii) a decrease in accounts payable and accrued liabilities of $1.5 million, which primarily resulted from the timing on payments to our clients as described under ‘‘Daily Cash Collections’’ and incurred expenses towards the later part of the year.
Net cash provided by operating activities totaled $34.9 million for 2013. Cash provided during 2013 included $50.0 million from operations that was partially offset by changes in operating assets and liabilities that resulted in a use of $15.2 million. The net decrease in changes in operating assets and liabilities resulted primarily from: (i) a net increase in notes and accounts receivables and other assets of $6.9 million; (ii) a net decrease in accounts payable and accrued liabilities of $15.6 million, which primarily resulted from the timing on payments to our clients and new business that are under management contracts as described under ‘‘Daily Cash Collections’’ and a reduction in accrued merger and integration expenses related to the Central Merger; partially offset by (iii) a net decrease in prepaid assets of $7.4 million.

Investing Activities
Net cash used in investing activities totaled $11.8 million for 2015, compared to $14.9 million in 2014. Cash used in investing activities in 2015, included capital expenditures of $9.6 million for capital investments needed to secure and/or extend leased facilities and investments in IT projects, cost of contract of contract purchased for $3.7 million, partially offset by proceeds from the sale of a business of $1.0 million, net, and sale of equipment and contract terminations of $0.5 million.
Net cash used in investing activities totaled $14.9 million for 2014, compared to $13.3 million in 2013. Cash used in investing activities in 2014, included capital expenditures of $13.5 million for capital investments needed to secure and/or extend leased facilities and investments in IT projects, cost of contract of contract purchased for $2.3 million, partially offset by proceeds from the sale of equipment and contract terminations of $0.9 million.
Net cash used in investing activities totaled $13.3 million in 2013. Cash used in investing activities in 2013 included capital expenditures of $15.7 million for capital investments needed to secure and/or extend leased facilities and investments in IT projects, cost of contract purchased of $0.4 million and contingent payments for previously acquired businesses of $0.3 million, partially offset by proceeds from the sale of equipment and contract terminations of $0.8 million and proceeds from sale of equity interest in land of $2.3 million.
Financing Activities
Net cash used in financing activities totaled $30.6 million in 2015, compared to $41.5 million in 2014. Cash used in financing activities for 2015 included net payments on the Senior Credit facility and Restated Credit Facility of $36.4 million, distributions to noncontrolling interests of $3.1 million, payments of debt issuance costs and original discount on borrowings of $1.4 million, and payments on long-term borrowings (capital leases) of $0.3 million, partially offset by proceeds from the Restated Credit Facility of $10.4 million and tax benefits related to the vesting of restricted stock units of $0.3 million.
Net cash used in financing activities totaled $41.5 million in 2014, compared to $26.4 million in 2013. Cash used in financing activities for 2014 included $1.8 million for businesses acquired, net payments on the Senior Credit facility of $36.9 million, distributions on noncontrolling interests of $2.9 million, partially offset by $0.2 million of proceeds from other long-term borrowings (capital leases).
Net cash used in financing activities totaled $26.4 million in 2013. Cash used in financing activities for 2013 included contingent payments for businesses acquired of $0.6 million, net payments on Senior Credit Facility of $22.6 million, payments on notes payable and other long-term borrowings of $0.2 million, distributions to noncontrolling interests of $2.8 million, and payments on other long-term borrowings (capital leases) of $0.5 million, partially offset by the tax benefit on vesting of restricted stock units of $0.2 million.
Cash and Cash Equivalents
We had cash and cash equivalents of $18.7 million at December 31, 2015, compared to $18.2 million at December 31, 2014. The cash balances reflect our ability to utilize funds deposited into our local bank accounts. Availability, timing of deposits and the subsequent movement of cash into our corporate bank accounts may result in significant changes to our cash balances.

Summary Disclosures about Contractual Obligations and Commercial Commitments
The following summarizes certain of our contractual obligations at December 31, 2015 and the effect such obligations are expected to have on our liquidity and cash flow in future periods. The nature of our business is to manage parking facilities and as a result, we do not have significant short-term purchase obligations.

		Payments Due by Period
	Total	2016	2017 - 2018	2019 - 2020	2021 and thereafter
(millions)
Contractual obligations
Operating leases (1)	$985.1	$222.0	$349.3	$207.6	$206.2
Capital leases	0.3	0.1	0.2	—	—
Total contractual obligations	$985.4	$222.1	$349.5	$207.6	$206.2
Other Long-Term Liabilities
Deferred Compensation	10.5	1.6	2.8	2.2	3.9
Other long-term liabilities (2)	58.2	21.8	23.9	8.0	4.5
Total other long-term liabilities	$68.7	$23.4	$26.7	$10.2	$8.4
Commercial Commitments
Senior Credit Facility (3)	$227.3	$15.0	$40.0	$172.3	$—
Other Debt (3)	1.7	1.4	0.3	—	—
Interest payments on debt and long-term liabilities	29.4	8.3	14.7	6.4	—
Letters of credit (4)	52.4	52.3	0.1	—	—
Total commercial commitments	$310.8	$77.0	$55.1	$178.7	$—
Total	$1,364.9	$322.5	$431.3	$396.5	$214.6

(1)	Represents minimum rental commitments, excluding (i) contingent rent provisions under all non-cancelable leases; and (ii) sublease income of $26.7 million.

(2)	Represents customer deposits, insurance claims and obligation related to acquisitions.

(3)	Represents principal amounts. See Note 11. Borrowing Arrangements to the consolidated financial statements included in Item 8."Financial Statements and Supplementary Data."

(4)	Represents aggregate amount of currently issued letters of credit at their maturities.
We made contingent payments for business acquired (earn-outs) of $0.1 million, $1.8 million and $0.3 million for each of the years ended 2015, 2014 and 2013, respectively. In addition, we received deficiency repayments (net of deficiency payments made) related to the Bradley Agreement of $1.8 million and $1.3 million for the years ended December 31, 2015 and 2014, respectively, and made deficiency payments (net of repayments received) of $0.1 million for the year ended December 31, 2013.
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
This listing of critical accounting policies is not intended to be a comprehensive list of all of our accounting policies. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results, which are included in Note 1. Significant Accounting Policies and Practices of the notes to the consolidated financial statements included in Part II, Item 8. "Financial Statements and Supplementary Data".
Goodwill and Other Intangibles
Goodwill represents the excess of purchase price paid over the fair value of net assets acquired. In accordance with the Financial Accounting Standards Board's ("FASB") authoritative accounting guidance on goodwill, we do not amortize goodwill but rather evaluate it for impairment on an annual basis, or more often if events or circumstances change that could cause goodwill to become impaired. We have elected to assess the impairment of goodwill annually on the first day of our fiscal fourth quarter, or at an interim date if there is an event or change in circumstances indicate the carrying value may not be recoverable. Factors that could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the use of acquired assets or our business strategy, a change in reportable segments and significant negative industry or economic trends.
A multi-step impairment test is performed on goodwill. We have the option to evaluate various qualitative factors to determine the likelihood of impairment. If determined that it is more likely than not the fair value is less than the carrying value of a reporting unit, then we are required to perform Step 1. If we do not elect to perform a qualitative assessment, we can voluntarily proceed directly to Step 1. In Step 1, we perform a quantitative analysis to compare the fair value of the reporting unit to its carrying value including goodwill. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired, and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform Step 2 of the impairment test in order to determine the implied fair value of the reporting unit's goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.
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
In conducting our goodwill impairment quantitative assessment, we analyzed actual and projected growth trends of the reporting units, gross margin, operating expenses and EBITDA (which also includes forecasted five-year income statement and working capital projections, a market-based weighted average cost of capital and terminal values after five years). We also assess critical areas that may impact our business including economic conditions, market related exposures, competition, changes in product offerings and changes in key personnel. As part of the 2015 and 2014 goodwill assessments, we engaged a third party to evaluate our reporting unit's fair values.
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
Insurance Reserves
We purchase comprehensive casualty insurance (including, without limitation, general liability, automobile liability, garage-keepers legal liability, worker's compensation and umbrella/excess liability insurance) covering certain claims that arise in connection with our operations. Under our various liability and workers' compensation insurance policies, we are obligated to pay directly or reimburse the insurance carrier for the first $0.5 million of each loss covered by our general/garage liability or automobile liability policies and $0.3 million for each loss covered by our workers' compensation and garage keepers legal liability policies. As a result, we are effectively self-insured for all claims up to these levels. It is our policy to record our self-insurance liabilities based on claims filed and an estimate of claims incurred but not yet reported. We utilize historical claims experience and actuarial methods which consider a number of factors to estimate our ultimate cost of losses incurred in determining the required level of insurance reserves and timing of expense recognition associated with claims against us. This determination requires the use of judgment in both the estimation of probability when determining the required insurance reserves and amount to be recognized as an expense. Future information regarding historical loss experience may require changes to the level of insurance reserves and could result in increased expense recognition in the future.
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
Deferred income taxes are computed using the asset and liability method, such that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial reporting amounts and the tax bases of existing assets and liabilities based on currently enacted tax laws and tax rates in effect for the periods in which these temporary differences are expected to reverse or be settled. Income tax expense is the tax payable for the period plus the change during the period in deferred income taxes. We have certain state net operating loss carry forwards which expire in 2035. Our ability to fully utilize these net operating losses to offset taxable income is limited due to the change in ownership resulting from the initial public offering of our stock in 2004 (Internal Revenue Code, Section 382). We consider a number of factors in our assessment of the recoverability of our state net operating loss carryforwards including their expiration dates, the limitations imposed due to the change in ownership as well as future projections of income. Future changes in our operating performance along with these considerations may significantly impact the amount of net operating losses ultimately recovered, and our assessment of their recoverability.
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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rates
Our primary market risk exposure consists of risk related to changes in interest rates. We use the variable rate Restated Credit Facility, discussed previously, to finance our operations. This Restated Credit Facility exposes us to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases and conversely, if interest rates decrease, interest expense also decreases. We believe that it is prudent to limit our exposure to an increase in interest rates.
In October 2012, we entered into interest rate swap transactions (collectively, the "Interest Rate Swaps") with each of JPMorgan Chase Bank, Bank of America and PNC Bank, N.A. in an initial aggregate notional amount of $150.0 million (the "Notional Amount"). The Interest Rate Swaps have an effective date of October 31, 2012 and a termination date of September 30, 2017. The Interest Rate Swaps effectively fix the interest rate on an amount of variable interest rate borrowings under our credit agreements, originally equal to the Notional Amount at 0.7525% per annum plus the applicable margin rate for LIBOR loans under our credit agreements determined based upon SP Plus's consolidated total debt to EBITDA ratio. The Notional Amount is subject to scheduled quarterly amortization that coincides with quarterly prepayments of principal under our credit agreements. These Interest Rate Swaps are classified as cash flow hedges, and we calculate the effectiveness of the hedge on a monthly basis. The ineffective portion of the cash flow hedge is recognized in earnings as an increase of interest expense. For the year ended December 31, 2015 and 2014, no ineffective portion of the cash flow was recognized as interest expense. The fair value of the Interest Rate Swaps at December 31, 2015 and 2014 was a $0.2 million and $0.6 million asset, and are included in "Other assets, net" within the Consolidated Balance Sheet.
We do not enter into derivative instruments for any purpose other than cash flow hedging purposes.
On February 20, 2015, we entered into a Restated Credit Agreement. Pursuant to the terms, and subject to the conditions, of the Restated Credit Agreement, as described in Note 11, Borrowing Arrangements within out Notes to our Consolidated Financial Statements, the Lenders have made available to us a Restated Credit Facility that permits aggregate borrowings of $400.0 million consisting of (i) a revolving credit facility of up to $200.0 million at any time outstanding, which includes a letter of credit facility that is limited to $100.0 million at any time outstanding, and (ii) a term loan facility of $200.0 million, subject to securing additional commitments from the Lenders or new lending institutions. Interest expense on such borrowings is sensitive to changes in the market rate of interest. If we were to borrow the entire non-hedged variable rate debt of $175.4 million available under the revolving credit facility, a 1 percent (%) increase in the average market rate would result in an increase in our annual interest expense of $1.8 million. This amount is determined by considering the impact of the hypothetical interest rates on our borrowing cost, but does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Due to the uncertainty of the specific changes and their possible effects, the foregoing sensitivity analysis assumes no changes in our financial structure.
Foreign Currency Risk
Substantially all of our operations are conducted in the United States and, as such, are not subject to material foreign currency exchange risk. All foreign investments are denominated in U.S. dollars, with the exception of Canada. We had approximately $0.6 million of Canadian dollar denominated cash instruments at December 31, 2015, and no debt instruments denominated in Canadian dollar at December 31, 2014. We do not hold any hedging instruments related to foreign currency transactions.
We monitor foreign currency positions and may enter into certain hedging instruments in the future should we determine that exposure to foreign exchange risk has increased.

Item 8.    Financial Statements and Supplementary Data
The consolidated financial statements and related notes and schedules required by this Item are incorporated into this Form 10-K and set forth in Part IV, Item 15. "Exhibits and Financial Statements" herein.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Prior to the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Corporate Controller, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (the "Evaluation") at a reasonable assurance level as of the last day of the period covered by this Form 10-K.
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
Based upon the Evaluation, our Chief Executive Officer, Chief Financial Officer and Corporate Controller concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2015.
Inherent Limitations of the Effectiveness of Internal Control
Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles ("GAAP"). Our internal control over financial reporting includes those policies and procedures that:

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

Management, including our Chief Executive Officer, Chief Financial Officer and Corporate Controller, does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management's Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of our published financial statements.
Prior to the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, our management assessed the effectiveness of our internal control over financial reporting as of the last day of the period covered by the report. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (2013 Framework). Based on our Evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Ernst & Young LLP has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2015, which were identified in connection with the Evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information required by this item with respect to our directors and compliance by our directors, executive officers and certain beneficial owners of our common stock with Section 16(a) of the Exchange Act is incorporated by reference to all information under the captions entitled "Board Matters—Nominees for Director," "Board Matters—Nominations for Director," "Our Corporate Governance Practices—Codes of Conduct and Ethics," "Board Committees and Meetings," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" included in our 2016 Proxy Statement.
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
Item 11.    Executive Compensation
Information required by this item is incorporated by reference to all information under the caption entitled "Compensation Discussion and Analysis," "Compensation Committee Report," "Executive Compensation," and "Director Compensation," included in our 2016 Proxy Statement.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item is incorporated by reference to all information under the caption entitled "Equity Compensation Plan Information" and "Security Ownership" included in our 2016 Proxy Statement.
Item 13.    Certain Relationships and Related Transactions and Director Independence
Information required by this item is incorporated by reference to all information under the caption "Board Matters—Nominations for Directors—Board Designees," "Our Corporate Governance Practices—Director Independence," "Our Corporate Governance Practices—Related-Party Transaction Policy," and "Transactions with Related Persons and Control Persons" included in our 2016 Proxy Statement.
Item 14.    Principal Account Fees and Services
Information required by this item is incorporated by reference to all information under the caption "Audit Committee Disclosure—Principal Accounting Fees and Services," and "Audit Committee Disclosure—Procedures for Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of our Independent Registered Public Accounting Firm" included in our 2016 Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Financial Statements and Schedules

1. Financial Statements
2. Financial Statement Schedule
The following financial statement schedule is included in this report and should be read in conjunction with the financial statements and Report of Independent Registered Public Accounting Firm referred to above.

Schedule II—Valuation and Qualifying Accounts	88
Other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.
(b) Exhibits Required by Item 601 of Regulation S-K
The information required by this item is set forth on the exhibit ind ex that follows the signature page of this report.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of SP Plus Corporation
We have audited the accompanying consolidated balance sheets of SP Plus Corporation as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SP Plus Corporation at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SP Plus Corporation's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2016, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Chicago, Illinois
March 1, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of SP Plus Corporation
We have audited SP Plus Corporation's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). SP Plus Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, SP Plus Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SP Plus Corporation as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015, and our report dated March 1, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Chicago, Illinois
March 1, 2016

SP Plus Corporation
Consolidated Balance Sheets

	December 31,
(millions, except for share and per share data)	2015	2014
Assets
Cash and cash equivalents	$18.7	$18.2
Notes and accounts receivable, net	105.1	109.3
Prepaid expenses and other	13.9	17.8
Deferred taxes	12.3	10.9
Total current assets	150.0	156.2
Leasehold improvements, equipment, land and construction in progress, net	34.6	42.8
Other assets
Advances and deposits	5.0	6.7
Other intangible assets, net	75.9	91.0
Favorable acquired lease contracts, net	38.1	48.3
Equity investments in unconsolidated entities	19.0	20.7
Other assets, net	18.3	14.0
Cost of contracts, net	11.9	10.5
Goodwill	431.3	432.9
Total other assets	599.5	624.1
Total assets	$784.1	$823.1
Liabilities and stockholders' equity
Accounts payable	$95.1	$106.5
Accrued rent	22.9	22.1
Compensation and payroll withholdings	21.0	22.0
Property, payroll and other taxes	8.6	11.7
Accrued insurance	19.4	22.0
Accrued expenses	25.4	26.0
Current portion of long-term obligations under credit facility and other long-term borrowings	15.2	14.5
Total current liabilities	207.6	224.8
Deferred taxes	—	5.8
Long-term borrowings, excluding current portion
Obligations under credit facility	209.4	235.5
Other long-term borrowings	0.5	0.8
	209.9	236.3
Unfavorable acquired lease contracts, net	50.3	61.4
Other long-term liabilities	66.2	65.0
Total noncurrent liabilities	326.4	368.5
Stockholders' equity
Preferred Stock, par value $0.01 per share; 5,000,000 shares authorized as of December 31, 2015 and 2014; no shares issued	—	—
Common stock, par value $0.001 per share; 50,000,000 shares authorized as of December 31, 2015 and 2014; 22,328,578 and 22,127,725 shares issued and outstanding as of December 31, 2015 and 2014, respectively	—	—
Additional paid-in capital	247.9	243.9
Accumulated other comprehensive loss	(1.1)	(0.2)
Retained earnings (accumulated deficit)	2.8	(14.6)
Total SP Plus Corporation stockholders' equity	249.6	229.1
Noncontrolling interest	0.5	0.7
Total shareholders' equity	250.1	229.8
Total liabilities and stockholders' equity	$784.1	$823.1
See Notes to Consolidated Financial Statements.

SP Plus Corporation
Consolidated Statements of Income

	Years Ended December 31,
(millions, except for share and per share data)	2015	2014	2013
Parking services revenue
Lease contracts	$570.9	$496.6	$489.6
Management contracts	350.3	338.3	347.3
	921.2	834.9	836.9
Reimbursed management contract revenue	694.7	679.8	629.9
Total revenue	1,615.9	1,514.7	1,466.8
Cost of parking services
Lease contracts	532.8	455.7	456.1
Management contracts	218.3	207.9	208.7
	751.1	663.6	664.8
Reimbursed management contract expense	694.7	679.8	629.9
Total cost of parking services	1,445.8	1,343.4	1,294.7
Gross profit
Lease contracts	38.1	40.9	33.5
Management contracts	132.0	130.4	138.6
Total gross profit	170.1	171.3	172.1
General and administrative expenses	97.3	101.5	98.9
Depreciation and amortization	34.0	30.3	31.2
Operating income	38.8	39.5	42.0
Other expense (income)
Interest expense	12.7	17.8	19.0
Interest income	(0.2)	(0.4)	(0.6)
Gain on sale of a business	(0.5)	—	—
Gain on contribution of a business to an unconsolidated entity	—	(4.1)	—
Equity in losses from investment in unconsolidated entity	1.7	0.3	—
Total other expenses (income)	13.7	13.6	18.4
Earnings before income taxes	25.1	25.9	23.6
Income tax expense (benefit)	4.8	(0.2)	8.8
Net income	20.3	26.1	14.8
Less: Net income attributable to noncontrolling interest	2.9	3.0	2.7
Net income attributable to SP Plus Corporation	$17.4	$23.1	$12.1
Common stock data
Net income per common share
Basic	$0.78	$1.05	$0.55
Diluted	$0.77	$1.03	$0.54
Weighted average shares outstanding
Basic	22,189,140	22,009,800	21,902,870
Diluted	22,511,759	22,407,343	22,249,584
See Notes to Consolidated Financial Statements.

SP Plus Corporation
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(millions)	2015	2014	2013
Net income	$20.3	$26.1	$14.8
Other comprehensive income (expense)	(0.9)	(0.3)	0.5
Comprehensive income	19.4	25.8	15.3
Less: Comprehensive income attributable to noncontrolling interest	2.9	3.0	2.7
Comprehensive income attributable to SP Plus Corporation	$16.5	$22.8	$12.6
See Notes to Consolidated Financial Statements.

SP Plus Corporation
Consolidated Statements of Stockholders' Equity

	Common Stock
(millions, except for share and per share data)	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Total
Balance (deficit) at December 31, 2012	21,870,770	$—	$236.4	$(0.4)	$(49.8)	$0.8	$187.0
Net income					12.1	2.7	14.8
Foreign currency translation adjustments				(0.5)			(0.5)
Effective portion of cash flow hedge				1.0			1.0
Shares issued—Central Merger							—
Exercise of stock options
Issuance of stock grants	15,576	—					—
Vested restricted stock units	90,965	—					—
Non-cash stock-based compensation related to restricted stock units			4.1				4.1
Tax benefit from exercise of stock options			0.2				0.2
Purchase of Central shares of noncontrolling interest
Distribution to noncontrolling interest						(2.8)	(2.8)
Balance (deficit) at December 31, 2013	21,977,311	$—	$240.7	$0.1	$(37.7)	$0.6	$203.7
Net income					23.1	3.0	26.1
Foreign currency translation adjustments				(0.2)			(0.2)
Effective portion of cash flow hedge				(0.2)			(0.2)
Issuance of stock grants	19,336	—	0.5				0.5
Vested restricted stock units	131,078	—
Non-cash stock-based compensation related to restricted stock units and performance share units			2.8				(2.8)
Tax benefit from vesting of restricted stock			(0.1)				(0.1)
Distribution to noncontrolling interest						(2.9)	(2.9)
Balance (deficit) at December 31, 2014	22,127,725	$—	$243.9	$(0.2)	$(14.6)	$0.7	$229.8
Net income					17.4	2.9	20.3
Foreign currency translation adjustments				(0.7)			(0.7)
Effective portion of cash flow hedge				(0.2)			(0.2)
Issuance of stock grants	29,305	—	0.7				0.7
Vested restricted stock units	164,447	—					—
Proceeds from exercise of stock options	7,101	—	—				—
Non-cash stock-based compensation related to restricted stock units and performance share units			3.0				3.0
Tax benefit from vesting of restricted stock units			0.3				0.3
Distribution to noncontrolling interest						(3.1)	(3.1)
Balance (deficit) at December 31, 2015	22,328,578	$—	$247.9	$(1.1)	$2.8	$0.5	$250.1

See Notes to Consolidated Financial Statements.

SP Plus Corporation
Consolidated Statements of Cash Flows

	Year Ended December 31,
(millions)	2015	2014	2013
Operating activities
Net income	$20.3	$26.1	$14.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34.1	30.4	29.5
Net (accretion) amortization of acquired lease contracts	(0.9)	(1.0)	(4.3)
(Gain) loss on sale of equipment	0.4	(0.3)	1.6
(Gain) loss on sale of equity interest in land	—	—	(1.2)
(Gain) loss on sale of business	(0.5)	—	—
Amortization of debt issuance costs	0.9	1.3	1.4
Amortization of original discount on borrowings	1.2	1.2	1.3
Non-cash stock-based compensation	3.7	3.3	4.2
Provision for losses on accounts receivable	0.7	0.7	0.2
Excess tax (benefit) expense related to vesting of restricted stock units	(0.3)	0.1	(0.2)
(Gain) on contribution of a business to an unconsolidated entity	—	(4.1)	—
Deferred income taxes	(9.7)	(12.1)	2.7
Changes in operating assets and liabilities
Notes and accounts receivable	3.5	5.4	(3.8)
Prepaid assets	3.7	2.6	7.4
Other assets	4.4	(0.5)	(3.1)
Accounts payable	(11.4)	(9.0)	(13.5)
Accrued liabilities	(6.5)	7.5	(2.1)
Net cash provided by operating activities	43.6	51.6	34.9
Investing activities
Purchase of leasehold improvements and equipment	(9.6)	(13.5)	(15.7)
Proceeds from sale of equipment and contract terminations	0.5	0.9	0.8
Cash received from sale of business, net	1.0	—	—
Proceeds from sale of equity interest in land	—	—	2.3
Cost of contracts purchased	(3.7)	(2.3)	(0.4)
Contingent payments for businesses acquired	—	—	(0.3)
Net cash used in investing activities	(11.8)	(14.9)	(13.3)
Financing activities
Contingent payments for businesses acquired	(0.1)	(1.8)	(0.6)
Payments on senior credit facility revolver (Senior Credit Facility and Restated Credit Facility)	(460.9)	(572.6)	(491.6)
Proceeds from senior credit facility revolver (Senior Credit Facility and Restated Credit Facility)	439.5	568.0	491.5
Proceeds from term loan (Restated Credit Facility)	10.4	—	—
Payments on term loan (Senior Credit Facility and Restated Credit Facility)	(15.0)	(32.3)	(22.5)
Proceeds from (payments on) other long-term borrowings	(0.3)	0.2	(0.6)
Distribution to noncontrolling interest	(3.1)	(2.9)	(2.8)
Payments of debt issuance costs and original discount on borrowings	(1.4)	—	—
Excess tax (benefit) expense related to vesting of restricted stock units	0.3	(0.1)	0.2
Net cash used in financing activities	(30.6)	(41.5)	(26.4)
Effect of exchange rate changes on cash and cash equivalents	(0.7)	(0.2)	(0.5)
Increase (decrease) in cash and cash equivalents	0.5	(5.0)	(5.3)
Cash and cash equivalents at beginning of year	18.2	23.2	28.5
Cash and cash equivalents at end of year	$18.7	$18.2	$23.2
Supplemental Disclosures
Cash paid during the period for
Interest	$10.7	$13.9	$16.3
Income taxes, net	$18.1	$1.3	$1.3
See Notes to Consolidated Financial Statements.

SP PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(millions, except share and per share data)
1. Significant Accounting Policies and Practices
The Company
SP Plus Corporation (the "Company") provides parking management, ground transportation and other ancillary services to commercial, institutional and municipal clients in urban markets and airports across the United States, Puerto Rico and Canada. These services include a comprehensive set of on-site parking management and ground transportation services, which include facility maintenance, training, scheduling and supervising all service personnel as well as providing customer service, marketing, and accounting and revenue control functions necessary to facilitate the operation of clients' facilities. The Company also provides a range of ancillary services such as airport shuttle operations, valet services, taxi and livery dispatch services and municipal meter revenue collection and enforcement services.
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
Cash and Cash Equivalents
Cash equivalents represent funds temporarily invested in money market instruments with maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value. Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements was $0.9 million and $0.5 million as of December 31, 2015 and 2014, respectively, and are included within Cash and cash equivalents within the Consolidated Balance Sheet.
Allowance for Doubtful Accounts
Accounts receivable, net of the allowance for doubtful accounts, represents the Company's estimate of the amount that ultimately will be realized in cash. Management reviews the adequacy of its allowance for doubtful accounts on an ongoing basis, using historical collection trends, aging of receivables, and a review of specific accounts, and makes adjustments in the allowance as necessary. Changes in economic conditions or other circumstances could have an impact on the collection of existing receivable balances or future allowance considerations. As of December 31, 2015 and 2014, the Company's allowance for doubtful accounts was $0.9 million and $1.0 million, respectively.
Leasehold Improvements, Equipment, Land and Construction in Progress, net
Leasehold improvements, equipment, software, vehicles, and other fixed assets are stated at cost less accumulated depreciation and amortization. Equipment is depreciated on the straight-line basis over the estimated useful lives ranging from 2 to 10 years. Expenditures for major renewals and improvements that extend the useful life of property and equipment are capitalized. Leasehold improvements are amortized on the straight-line basis over the terms of the respective leases or the service lives of the improvements, whichever is shorter (weighted average remaining life of approximately 8.2 years).
Certain costs associated with directly obtaining, developing or upgrading internal-use software are capitalized and amortized over the estimated useful life of software.
Cost of Contracts
Cost of contracts represents the cost of obtaining contractual rights associated with providing parking services at a managed or leased facility. Cost of parking contracts are amortized over the estimated life of the contracts, including anticipated renewals and terminations. Estimated lives are based on the contract life or anticipated lives of the contract.
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
The goodwill impairment test is performed at the reporting unit level; the Company's reporting units represent its operating segments, consisting of the North reporting unit, South reporting unit, NY Metropolitan tri-state area of New York, New Jersey and Connecticut reporting unit, Airport transportation services reporting unit, USA Parking reporting unit and event planning and transportation services reporting unit. The December 31, 2015 goodwill balances by reportable segment are presented in detail in Note. 9 Goodwill. Management determines the fair value of each of its reporting units by using a discounted cash flow approach and a market approach using multiples of EBITDA of comparable companies to estimate market value. In addition, the Company compares its derived enterprise value on a consolidated basis to the Company's market capitalization as of its test date to ensure its derived value approximates the market value of the Company when taken as a whole.
In conducting its goodwill impairment quantitative assessment, the Company analyzed actual and projected growth trends of the reporting unit, gross margin, operating expenses and EBITDA (which also includes forecasted five-year income statement and working capital projections, a market-based weighted average cost of capital and terminal values after five years). The Company also assesses critical areas that may impact its business including economic conditions, market related exposures, competition, changes in product offerings and changes in key personnel for each of its reporting unit's. As part of the 2015 and 2014 annual goodwill assessments, the Company engaged a third party to evaluate its reporting unit's fair values.
The Company will continue to perform a goodwill impairment test as required on an annual basis and on an interim basis, if certain conditions exist. Factors the Company considers important, which could result in changes to its estimates, include under-performance relative to historical or projected future operating results and declines in acquisitions and trading multiples. Due to the broad customer base, the Company does not believe its future operating results will vary significantly relative to its historical and projected future operating results. However, future events may indicate differences from its judgments and estimates which could, in turn, result in impairment charges in the future. Future events that may result in impairment charges include increases in interest rates, which would impact discount rates, unfavorable economic conditions or other factors which could decrease revenues and profitability of existing locations and changes in the cost structure of existing facilities. Factors that could potentially have an unfavorable economic effect on management's judgments and estimates include, among others: changes imposed by governmental and regulatory agencies, such as property condemnations and assessment of parking-related taxes; construction or other events that could change traffic patterns; and terrorism or other catastrophic events.
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
Debt Issuance Costs
The costs of obtaining financing are capitalized and amortized as interest expense over the term of the respective financing using the effective interest method. Pursuant to ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30), adopted by the Company on December 31, 2015, debt issuance costs of $2.4 million and $2.6 million at December 31, 2015, and 2014, respectively, are recorded as a direct deduction from the carrying amount of the Company's debt balance within the Consolidated Balance Sheets and are reflected net of accumulated amortization of $8.2 million and $7.3 million respectively. Amortization expense related to debt issuance costs and included in interest expense within the Consolidated Statements of Income was $0.9 million, $1.3 million and $1.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Financial Instruments
The carrying values of cash, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these financial instruments. Book overdrafts of $25.8 million and $30.8 million are included within Accounts payable within the Consolidated Balance Sheets as of December 31, 2015, and 2014, respectively. Long-term debt has a carrying value that approximates fair value because these instruments bear interest at variable market rates.
Insurance Reserves
The Company purchases comprehensive casualty insurance covering certain claims that arise in connection with its operations. In addition, the Company purchases umbrella/excess liability coverage. Under our various liability and workers' compensation insurance policies, the Company is obligated to pay directly or reimburse the insurance carrier for the first $0.5 million of each loss covered by its general/garage liability or automobile liability policies and $0.3 million for each loss covered by its workers' compensation and garage keepers legal liability policies. As a result, the Company is, in effect, self-insured for all claims up to these levels. The Company applies the provisions as defined in the guidance related to accounting for contingencies, in determining the timing and amount of expense recognition associated with claims against the Company. The expense recognition is based upon the Company's determination of an unfavorable outcome of a claim being deemed as probable and capable of being reasonably estimated, as defined in the guidance related to accounting for contingencies. This determination requires the use of judgment in both the estimation of probability and the amount to be recognized as an expense. The Company utilizes historical claims experience along with regular input from third party insurance advisers in determining the required level of insurance reserves. Future information regarding historical loss experience may require changes to the level of insurance reserves and could result in increased expense recognition in the future.
Legal and Other Commitments and Contingencies
The Company is subject to litigation in the normal course of its business. The Company applies the provisions as defined in the guidance related to accounting for contingencies in determining the recognition and measurement of expense recognition associated with legal claims against the Company.
Management uses guidance from internal and external legal counsel on the potential outcome of litigation in determining the need to record liabilities for potential losses and the disclosure of pending legal claims.
Certain lease contracts acquired in the Central Merger include provisions allocating to the Company responsibility for the cost of certain structural and other repairs required to be made to the leased property, including improvement and repair costs arising as a result of ordinary wear and tear. The Company recorded $4.6 million, $1.3 million and $nil for the year ended December 31, 2015, 2014 and 2013, respectively, of costs (net of expected recoveries of the total cost recognized by the Company through the applicable indemnity discussed further in Note 2. Acquisition) in Cost of parking services-Lease contracts within the Consolidated Statements of Income for structural and other repair costs related to certain lease contracts acquired in the Central Merger, whereby the Company has expensed repair costs for certain leases and engaged third-party general contractors to complete certain structural and other repair projects, and other indemnity related costs. The Company expects to incur additional costs for certain structural and other repair costs pursuant to the contractual requirements of certain lease contracts acquired in the Central Merger ("Structural and Repair Costs"). Based on information available at this time, the Company currently expects to incur additional Structural and Repair Costs of $1.5 million. While the Company is unable to estimate with certainty when such remaining costs will be incurred, it is expected that a substantial majority of these costs will be incurred in early- to mid-calendar year 2016. The Company currently expects to recover 80% of the Structural and Repair Costs incurred and related to certain lease contracts acquired in the Central Merger through the applicable indemnity discussed further in Note 2. Acquisition.

Interest Rate Swaps
In October 2012, the Company entered into Interest Rate Swap transactions (collectively, the "Interest Rate Swaps") with each of JPMorgan Chase Bank, N.A., Bank of America, N.A. and PNC Bank, N.A. in an initial aggregate Notional Amount of $150.0 million (the "Notional Amount"). The Interest Rate Swaps have a termination date of September 30, 2017. The Interest Rate Swaps effectively fix the interest rate on an amount of variable interest rate borrowings under the Company's credit agreements, originally equal to the Notional Amount at 0.7525% per annum plus the applicable margin rate for LIBOR loans under the Company's credit agreements determined based upon the Company's consolidated total debt to EBITDA ratio. The Notional Amount is subject to scheduled quarterly amortization that coincides with quarterly prepayments of principal under the credit agreements. These Interest Rate Swaps are classified as cash flow hedges, and the Company calculates the effectiveness of the hedge on a monthly basis. The ineffective portion of the cash flow hedge is recognized in earnings as an increase to interest expense. As of December 31, 2015, no ineffective portion of cash flow hedges has been recognized in interest expense. See Note 10. Fair Value Measurement for the fair value of the interest rate swap for the year ended December 31, 2015 and 2014.
The Company does not enter into derivative instruments for any purpose other than cash flow hedging purposes.
Parking Services Revenue
The Company's revenues are primarily derived from leased locations, managed properties and the providing of ancillary services, such as accounting, payments received for exercising termination rights, consulting development fees, gains on sales of contracts, insurance (general, workers' compensation and health care) and other value-added services. In accordance with the guidance related to revenue recognition, revenue is recognized when persuasive evidence of an arrangement exists, the fees are fixed or determinable, and collectability is reasonably assured and as services are provided. The Company recognizes gross receipts (net of taxes collected from customers) as revenue from leased locations, and management fees for parking services, as the related services are provided. Ancillary services are earned from management contract properties and are recognized as revenue as those services are provided.
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
Advertising Costs
Advertising costs are expensed as incurred and are included in General and administrative expenses within the Consolidated Statements of Income. Advertising expenses aggregated $1.6 million, $1.3 million, and $1.0 million for 2015, 2014, and 2013, respectively.
Stock-Based Compensation
Share based payments to employees including grants of employee stock options, restricted stock units and performance-based share units are measured at the grant date, based on the estimated fair value of the award, and the related expense is recognized over the requisite employee service period or performance period (generally the vesting period) for awards expected to vest (considering estimated forfeitures).
Equity Investment in Unconsolidated Entities
The Company has ownership interests in 38 partnerships, joint ventures or similar arrangements which operate parking facilities, of which 27 are VIEs and 11 are voting interest model entities where the Company's ownership interests range from 30-50 percent and for which there are no indicators of control. The Company accounts for such investments under the equity method of accounting, and its underlying share of each investee's equity is included in Equity Investment in Unconsolidated Entities within the Consolidated Balance Sheets. As the operations of these entities are consistent with the Company's underlying core business operations, the equity in earnings of these investments are included in Parking Services Revenue - Lease Contracts within the Consolidated Statements of Income. The equity earnings in these related investments were $2.0 million, $1.9 million, and $2.1 million for the year ended December 31, 2015, 2014 and 2013, respectively.
In October 2014, the Company entered into an agreement to establish a joint venture with Parkmobile USA, Inc. ("Parkmobile USA") and contributed all of the assets and liabilities of its proprietary Click and Park parking prepayment business in exchange for a 30 percent interest in the newly formed legal entity called Parkmobile, LLC ("Parkmobile"). The joint venture of Parkmobile provides on-demand and prepaid transaction processing for on- and off-street parking and transportation services. The contribution of the Click and Park business in the joint venture resulted in a loss of control of the business, and therefore it was deconsolidated from the Company's financial statements. As a result of the deconsolidation, the Company recognized a pre-tax gain of $4.1 million, which was measured as the fair value of the consideration received in the form of a 30 percent interest in Parkmobile less the carrying amount of the former business' net assets, including goodwill. The pre-tax gain is reflected in Gain on a sale of business within the Consolidated Statements of Income. The Company accounts for its investment in the joint venture with Parkmobile using the equity method of accounting, and its underlying share of equity in Parkmobile is included in Equity investments in unconsolidated entities within the Consolidated Balance Sheets. The equity earnings in the Parkmobile joint venture are included in Equity Investments in Unconsolidated Entities within the Consolidated Statements of Income.
Non-Controlling Interests
Noncontrolling interests represent the noncontrolling holders' percentage share of income or losses from the subsidiaries in which the Company holds a majority, but less than 100 percent, ownership interest and the results of which are consolidated and included within in our consolidated financial statements.
Sale of Business
During the third quarter 2015, the Company signed an agreement to sell and subsequently sold portions of the Company’s security business primarily operating in the Southern California market to a third-party for a gross sales price of $1.8 million, which resulted in a gain on sale of business of $0.5 million, net of legal and other expenses. The pre-tax gain is reflected in Gain on sale of a business within the Consolidated Statements of Income. The assets under the sale agreement met the definition of a business as defined by ASU 805-10-55-4. Cash consideration received during the third quarter 2015, net of legal and other expenses, was $1.0 million with the remaining consideration for the sale of the business being classified as contingent consideration, which per the sale agreement is based on the performance of the business and retention of current customers over an eighteen-month period, and due from the buyer in February 2017. The contingent consideration was valued at fair value as of the date of sale of the business and resulted in the Company recognizing a contingent consideration receivable from the buyer in the amount of $0.5 million. The pre-tax profit for the operations of the sold business was not significant to prior periods presented. See Note 10. Fair Value Measurement for the fair value of the contingent consideration receivable as of December 31, 2015.
Income Taxes
Income tax expense involves management judgment as to the ultimate resolution of any tax issues. Historically, our assessments of the ultimate resolution of tax issues have been reasonably accurate. The current open issues are not dissimilar from historical items.
Deferred income taxes are computed using the asset and liability method, such that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial reporting amounts and the tax bases of existing assets and liabilities based on currently enacted tax laws and tax rates in effect for the periods in which these temporary differences are expected to reverse or settle. Income tax expense is the tax payable for the period plus the change during the period in deferred income taxes. The Company has certain state net operating loss carry forwards which expire in 2035. The Company's ability to fully utilize these net operating losses to offset state taxable income is limited due to the change in ownership resulting from the initial public offering of our stock in 2004 (Internal Revenue Code, Section 382). The Company considers a number of factors in its assessment of the recoverability of its net operating loss carryforwards including their expiration dates, the limitations imposed due to the change in ownership as well as future projections of income. Future changes in the Company's operating performance along with these considerations may significantly impact the amount of net operating losses ultimately recovered, and its assessment of their recoverability.
When evaluating our tax positions, the Company accounts for uncertainty in income taxes in its consolidated financial statements. The evaluation of a tax position is a two-step process, the first step being recognition. The Company determines whether it is more-likely-than-not that a tax position will be sustained upon tax examination, including resolution of any related appeals or litigation, based on only the technical merits of the position. If a tax position does not meet the more-likely-than-not threshold, the benefit of that position is not recognized in our financial statements. The second step is measurement. The tax position is measured as the largest amount of benefit that is more-likely-than-not of being realized upon ultimate resolution with a taxing authority.
Recent Accounting Pronouncements
Adopted Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("the FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. ASU 2015-03 requires retrospective application and represents a change in accounting principle. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015 with early adoption being permitted for financial statements that have not been previously issued. The Company adopted ASU 2015-03 in December 2015 on a retrospective basis and reclassified debt issuance costs from Other assets to a direct reduction from the carrying amount of the (i) Current portion of obligations under the Restated Senior Credit Facility borrowings and (ii) Long-term obligations under the Restated Credit Facility borrowings within the Consolidated Balance Sheets for the years ended December 31, 2015 and 2014. See Note 11. Borrowing Arrangements for further detail on the Company's debt instruments.

Accounting Pronouncements to be Adopted

In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842). ASU 2016-2 requires lessees to move most leases to the balance sheet and recognize expense, similar to current accounting guidance, on the income statement. Additionally, the classification criteria and the accounting for sales-type and direct financing leases is modified for lessors. Under ASU 2016-2, all entities will classify leases to determine: (i) lease-related revenue and expense and (ii) for lessors, amount recorded on the balance sheet. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with full retrospective application being prohibited. ASU 2016-2 is effective for interim and annual reporting periods beginning after December 15, 2018. These and other changes to accounting for leases under ASU 2016-2 are currently being evaluated by the Company for impacts to the Company's financial position, results of operations, cash flows and financial statement disclosures.

In January 2016, the FASB issued ASU No. 2016-1, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-1 amends various areas of the accounting for financial instruments. Key provisions of the amendment currently being evaluated by the Company requires (i) equity investments to be measured at fair value (except those accounted for under the equity method), (ii) the simplification of equity investment impairment determination, (iii) certain changes to the fair value measurement of financial instruments measured at amortized cost, (iv) the separate presentation, in other comprehensive income, the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (given certain conditions), and (v) the evaluation for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the Company's other deferred tax assets. ASU 2016-1 is effective for interim and annual reporting periods beginning after December 15, 2017. These provisions and others of ASU 2016-1 are currently being assessed by the Company for impacts on the Company's financial position, results of operations, cash flows and financial statement disclosures.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires that an acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendment requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The ASU also requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company is currently assessing the impact of adopting the standard on the Company's financial position, results of operations, cash flows and financial statement disclosures.

In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. ASU 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company is currently assessing the impact of adopting this standard on the Company’s financial position, results of operations, cash flows and financial statement disclosures.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015- 02 amends certain aspects of the consolidation guidance in U.S. GAAP. In particular, it will modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities and also eliminates the presumption that a general partner should consolidate a limited partnership. The new guidance will also affect the consolidation analysis of the Company’s interests in VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015 and retrospective adoption is required either through a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the year of adoption or retrospectively for all comparative periods. Early adoption is permitted. The Company is currently assessing the impact of adopting this standard on the Company’s financial position, results of operations, cash flows and financial statement disclosures.

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

In June 2014, the FASB issued ASU No. 2014-12 Compensation-Stock Compensation (Topic 718), Accounting for Share Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation-Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods. Early adoption is permitted. The Company is currently assessing the impact of adopting this standard on the Company’s financial position, results of operations, cash flows and financial statement disclosures.

In May 2014, the FASB issued ASU No. 2014-9, Revenue from Contracts with Customers. The amendments in ASU No. 2014-9 create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry specific revenue recognition guidance. In addition, the amendments supersede the cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contract, and create a new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The amendments are effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2017. Early adoption is not permitted. The Company is currently assessing the impact on the Company's financial position, results of operations, cash flows and financial statement disclosures.
2. Acquisition
On October 2, 2012 ("Closing Date"), the Company completed the acquisition (the "Central Merger" or "Merger") of 100% of the outstanding common shares of KCPC Holdings, Inc., which was the ultimate parent of Central Parking Corporation (collectively, "Central"), for 6,161,332 shares of Company common stock and the assumption of approximately $217.7 million of Central's debt, net of cash acquired. Additionally, the Agreement and Plan of Merger dated February 28, 2012 with respect to the Central Merger ("Merger Agreement") provides that Central's former stockholders are entitled to receive cash consideration (the "Cash Consideration") in the amount equal to $27.0 million plus, if and to the extent the Net Debt Working Capital (as defined below) was less than $275.0 million (the "Lower Threshold") as of September 30, 2012, the amount by which the Net Debt Working Capital was below such amount (such sum, the "Cash Consideration Amount") to be paid three years after closing, to the extent the $27.0 million is not used to satisfy indemnity obligations pursuant to the Merger Agreement.
Pursuant to the Merger Agreement, the Company is entitled to indemnification from Central's former stockholders (i) if and to the extent Central's combined net debt and the absolute value of Central's working capital (as determined in accordance with the Merger Agreement) (the "Net Debt Working Capital") exceeded $285.0 million (the "Upper Threshold") as of September 30, 2012 and (ii) for certain defined adverse consequences as set forth in the Merger Agreement (including with respect to Structural and Repair Costs). Pursuant to the Merger Agreement, Central's former stockholders are required to satisfy certain indemnity obligations, which are capped at the Cash Consideration Amount (the "Capped Items") only through a reduction of the Cash Consideration. For certain other indemnity obligations set forth in the Merger Agreement, which are not capped at the Cash Consideration Amount (the "Uncapped Items"), including the Net Debt Working Capital indemnity obligations described above, Central's former stockholders may satisfy any amount payable pursuant to such indemnity obligations as follows (provided that the Company reserves the right to reject the cash and stock alternatives available to the Company and choose to reduce the Cash Consideration):

•	Central's former stockholders can elect to pay such amount with cash;

•	Central's former stockholders can elect to pay such amount with the Company's common stock (valued at $23.64 per share, the market value as of the closing date of the Merger Agreement); or

•
Central's former stockholders can elect to reduce the $27.0 million cash consideration by such amount, subject to the condition that the cash consideration remains at least $17.0 million to cover Capped Items.

Under the Merger Agreement, all post-closing claims and disputes, including as to indemnification matters, are ultimately subject to resolution through binding arbitration or, in the case of a dispute as to the calculation of Net Debt Working Capital, resolution by an independent public accounting firm. Should a dispute resolution process for indemnification matters result in determinations unfavorable to the Company, the resulting resolution may have a material impact on the Company’s consolidated financial statements.

Since the Closing Date, the Company has periodically given Central’s former stockholders notice regarding indemnification matters, including with respect to the calculation of Net Debt Working Capital, and has made adjustments for known matters as they arose, although Central’s former stockholders have not agreed to the aggregate of such adjustments made by the Company. During such time, Central’s former stockholders have continually requested additional documentation supporting the Company’s indemnification claims, including with respect to the Company’s calculation of Net Debt Working Capital. Furthermore, following the Company's notices of indemnification matters, the representative of Central's former stockholders has indicated that they may make additional inquiries and raise issues with respect to the Company's indemnification claims (including, specifically, as to Structural and Repair Costs) and that they may assert various claims of their own relating to the Merger Agreement.

The Company previously determined and submitted notification to Central’s former stockholders, that (i) the Net Debt Working Capital was $296.3 million as of September 30, 2012 and that, accordingly, the Net Debt Working Capital exceeded the Upper

Threshold by$11.3 million; and (ii) the Company had indemnity claims of $23.4 million for certain defined adverse consequences (including indemnity claims with respect to Structural and Repair Costs incurred through December 31, 2015) and as set forth in an October 1, 2015 notification letter to Central's former stockholders' that certain indemnification claims for Structural and Repair Costs yet to be incurred met the requirements of the indemnification provisions established in the Merger Agreement. These additional indemnification claims for Structural and Repair Costs are estimated to be $1.2 million (representing 80% of the $1.5 million of Structural and Repair Costs yet to be incurred by the Company).

In early 2015, the Company and Central’s former stockholders engaged an independent public accounting firm for ultimate resolution, through binding arbitration, regarding its dispute as to the Company’s calculation of Net Debt Working Capital. On April 30, 2015, with respect to the Company's Net Debt Working Capital calculation, the representative of Central's former stockholders submitted specific objections to the Company's calculation, asserting that the Net Debt Working Capital as of September 30, 2012 was $270.8 million ($4.2 million below the Lower Threshold) and on September 21, 2015 submitted a revised calculation, asserting that the Net Debt Working Capital as of September 30, 2012 was $278.0 million ($3.0 million above the Lower Threshold) and therefore no amounts are due to the Company given calculated net Debt Working Capital is between the Lower Threshold and the Upper Threshold. On October 1, 2015, the Company provided notification to Central's former stockholders that the aggregate amount of the Company's (i) Net Debt Working Capital claim of $11.3 million as of September 30, 2012 and (ii) indemnity claims for certain defined adverse consequences as set forth in the Merger Agreement (including with respect to Structural and Repair Costs), exceeded the$27.0 million Cash Consideration and therefore the Company would not be making any Cash Consideration payment pursuant to Section 3.7 of the Merger Agreement. On October 20, 2015, Central's former stockholders provided notification that they deemed the Company's refusal to pay the $27.0 million Cash Consideration to be a violation of the terms of the Merger Agreement.

On February 19, 2016, the Company and Central’s former stockholders received a non-appealable and binding decision from the independent public accounting firm indicating that Net Debt Working Capital as of September 30, 2012 was $291.6 million, or $6.6 million above the Upper Threshold. Furthermore, as part of the independent public accounting firm’s decision over the calculation of Net Debt Working Capital as of September 30, 2012, it was determined by the independent public accounting firm and the Company that $1.5 million of Net Debt Working Capital claims were more appropriately claimable as an adverse consequence indemnification claim, as defined in the Merger Agreement. As such and in conjunction with the independent public accounting firm’s decision on Net Debt Working Capital, the Company (i) reclassified $1.5 million of indemnification claims from the Net Debt Working Capital calculation to indemnification claims for certain adverse consequences; and (ii) recognized an expense of $1.6 million ($0.9 million, net of tax) in General and administrative expenses for certain of the other amounts disallowed under the Net Debt Working Capital calculation as of and for the year ended December 31, 2015, respectively. The independent public accounting firm also determined that an additional $1.6 million of Net Debt Working Capital claims were disallowed; however, these Net Debt Working Capital amounts claimed by the Company were not previously recognized by the Company as a cost recovery given their contingent nature and since these claims were not previously recognized as an expense by the Company, the independent public accounting firm’s decision to disallow these claims had no impact to the Company's consolidated financial statements as of and for the year ended December 31, 2015.

As a result of the independent public accounting firm’s decision on the calculation of Net Debt Working Capital, the Company will revise its indemnity claims for certain defined adverse consequences from $23.4 million to $24.9 million. As previously discussed in Note 1. Significant Accounting Policies and Practices, certain lease contracts acquired in the Central Merger include provisions allocating to the Company responsibility for all or a defined portion of the costs of certain structural and other repair costs required on the property, including improvement and repair costs arising as a result of ordinary wear and tear. The Company has reduced the Cash Consideration Amount by $6.6 million, representing the amount Net Debt Working Capital exceeded the Upper Threshold, and $18.8 million, representing the amount of indemnified claims for certain adverse consequences (including but not limited to Structural and Repair Costs) recognized by the Company as of December 31, 2015. While the Company has submitted $6.1 million of additional indemnity claims for certain adverse consequences (including but not limited to Structural and Repair Costs) to Central’s former stockholders, including claims as set forth in the October 1, 2015 letter, the Company has not recognized these indemnity claims as a receivable or offset to the Cash Consideration Amount with a corresponding gain or reduction of costs incurred by the Company, as these additional indemnified claims are contingent in nature or represent costs which the Company has not yet incurred but which met the requirements of the indemnification provisions established in the Merger Agreement. The Company has evaluated the nature of the costs and related indemnity claims and has concluded that it is probable that such indemnified claims will sustain any challenge from Central’s former stockholders and recoverability of these indemnified claims is reasonably assured.

The Central Merger has been accounted for using the acquisition method of accounting (in accordance with the provisions of Accounting Standards Codification ("ASC") 805, Business Combinations), which requires, among other things, that most assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The purchase price has been allocated based on the estimated fair value of net assets acquired and liabilities assumed at the date of the date of acquistion. The Company finalized the purchase price allocation during the third quarter of 2013.

The Company incurred certain acquisition and integration costs associated with the transaction that were expensed as incurred and are reflected in the Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013. The Company recognized $6.2 million, $8.5 million and $10.9 million, respectively, of these costs in General and administrative expenses for the years ended December 31, 2015, 2014 and 2013, respectively, and an additional $1.0 million, $nil and $nil, respectively, of costs in Depreciation and amortization expense. Additionally and as noted above, the Company recognized $1.6 million of expense in General and administrative expenses for the year ended December 31, 2015 for certain Net Debt Working Capital claims deemed disallowable by the independent public accounting firm’s decision.

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
A reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding is as follows:

	Year Ended December 31,
(millions, except share and per share data)	2015	2014	2013
Net income attributable to SP Plus Corporation	$17.4	$23.1	$12.1
Basic weighted average common shares outstanding	22,189,140	22,009,800	21,902,870
Dilutive impact of share-based awards	322,619	397,543	346,714
Diluted weighted average common shares outstanding	22,511,759	22,407,343	22,249,584
Net income per common share
Basic	$0.78	$1.05	$0.55
Diluted	$0.77	$1.03	$0.54
For the year ended December 31, 2015 and 2014, performance-based share units were excluded in the computation of weighted average diluted common share outstanding because the number of shares ultimately issuable is contingent on the Company's performance goals, which were not achieved as of the reporting date. There was no performance-based incentive program in place during 2013.

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
The Company has an amended and restated long-term incentive plan (the "Plan") that was adopted in conjunction with its initial public offering in 2004. In February 2008, the Board of Directors approved an amendment to the Plan, subject to stockholder approval, that increased the maximum number of shares of common stock available for awards under the Plan from 2,000,000 to 2,175,000 and extended the Plan's termination date. Company stockholders approved this Plan amendment on April 22, 2008, and the Plan now terminates twenty years from the date of such approval, or April 22, 2028. On March 13, 2013, the Board approved an amendment to the Plan, subject to stockholder approval, that increased the number of shares of common stock available for awards under the Plan from 2,175,000 to 2,975,000. Company stockholders approved this Plan amendment on April 24, 2013. Forfeited and expired options under the Plan become generally available for reissuance. At December 31, 2015, 370,420 shares remained available for award under the Plan.
Stock Options and Grants
The Company uses the Black-Scholes option pricing model to estimate the fair value of each option grant as of the date of grant. The volatilities are based on the 90 day historical volatility of Company common stock as the grant date. The risk free interest rate is based on zero-coupon U.S. government issues with a remaining term equal to the expected life of the option.
There were no options granted during the years ended December 31, 2015, 2014 and 2013. The Company recognized no stock-based compensation expense related to stock options for the years ended December 31, 2015, 2014 and 2013 as all options previously granted are fully vested.

On April 21, 2015, the Company authorized vested stock grants to certain directors totaling 32,357 shares. The total value of the grant was $0.7 million, which was fully expensed at the grant date, and is included in General and administrative expenses within the Consolidated Statements of Income. On April 22, 2014, the Company authorized vested stock grants to certain directors totaling 19,336 shares. The total value of the grant was $0.5 million, which was fully expensed at the grant date, and is included in General and administrative expenses within the Consolidated Statements of Income. On April 24, 2013, the Company authorized vested stock grants to certain directors totaling 21,949 shares. The total value of the grant, based on the fair value of the stock on the grant date, was $0.5 million, which was fully expensed at the grant date and is included in General and administrative expenses within the Consolidated Statements of Income.
The Company recognized $0.7 million, $0.5 million, and $0.5 million of stock based compensation expense for the years ended December 31, 2015, 2014 and 2013, respectively, which are included in General and administrative expense within the Consolidated Statements of Income. As of December 31, 2015, there was no unrecognized compensation costs related to unvested options.
A summary of the status of the stock option plans as of December 31, 2015, and changes during the years ended December 31, 2015, 2014 and 2013, are presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	7,101	$5.75
Granted	—	n/a
Exercised	—	n/a
Expired	—	n/a
Outstanding at December 31, 2013	7,101	$5.75
Granted	—	n/a
Exercised	—	n/a
Expired	—	n/a
Outstanding at December 31, 2014	7,101	$5.75
Granted	—	n/a
Exercised	(7,101)	5.75
Expired	—	n/a
Vested and Exercisable at December 31, 2015	—	$—	—	$—
The total intrinsic value of options exercised during the year ended December 31, 2013 was $0.1 million. There were no nonvested options as of December 31, 2015, 2014 and 2013.
Restricted Stock Units
During the year ended December 31, 2015, the Company authorized certain one-time grants of 3,963 restricted stock units to certain executives that vest three years from date of issuance. The restricted stock unit agreement is designed to reward performance over a three-year period.
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
The fair value of restricted stock units is determined using the market value of Company common stock on the date of the grant, and compensation expense is recognized over the vesting period. The Company estimates forfeitures at the time of the grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting forfeitures and records stock-based compensation expense only for those awards that are expected to vest.

A summary of the status of the restricted stock units as of December 31, 2015, and changes during the year ended December 31, 2015, 2014 and 2013, are presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2012	723,425	$19.78
Issued	72,291	20.40
Vested	(90,965)	21.84
Forfeited	—	n/a
Nonvested at December 31, 2013	704,751	$20.00
Issued	31,099	22.20
Vested	(145,421)	22.41
Forfeited	(34,729)	23.88
Nonvested at December 31, 2014	555,700	$19.57
Issued	12,589	23.65
Vested	(150,073)	20.77
Forfeited	(16,500)	19.45
Nonvested at December 31, 2015	401,716	$19.25
The Company recognized $1.6 million, $2.4 million and $3.8 million of stock based compensation expense related to the restricted stock units for the year ended December 31, 2015, 2014 and 2013, respectively, which is included in General and administrative expense. For the years ended December 31, 2015, 2014 and 2013, unrecognized stock-based compensation costs, net of estimated forfeitures, were $2.7 million, $4.4 million and $7.3 million, respectively. The costs related to restricted stock units that are expected to be recognized over a weighted average period of approximately 3.8 years, 4.0 years and 4.0 years for 2015, 2014 and 2013, respectively.
Performance Share Units
In September 2014, the Board of Directors authorized a performance-based incentive program under the Company's Long-Term Incentive Plan ("Performance-Based Incentive Program"), whereby the Company will issue performance share units to certain executive management individuals that represent shares potentially issuable in the future. The objective of the performance-based incentive program is to link compensation to business performance, encourage ownership of Company stock, retain executive talent, and reward executive performance. The Performance-Based Incentive Program provides participating executives with the opportunity to earn vested common stock if certain performance targets for pre-tax free cash flow are achieved over the cumulative three year period and recipients satisfy service-based vesting requirements. The stock-based compensation expense associated with unvested performance-based incentives are recognized on a straight-line basis over the shorter of the vesting period or minimum service period and dependent upon the probable outcome of the number of shares that will ultimately be issued based on the achievement of pre-tax free cash flow over the cumulative three year period.
During 2014, certain participating executives became vested in the Performance-Based Incentive Program shares based on retirement eligibility and as a result $0.2 million of stock-based compensation related to 9,687 shares were recognized in General and administrative expenses within the Consolidated Statement of Income, and which continue to be subject to achieving cumulative pre-tax free cash flow over the three-year period of 2014 through 2016.
In April 2015, the Board of Directors authorized another performance-based incentive program under the Company's Long-Term Incentive Plan ("2015 Performance-Based Incentive Program"). The 2015 Performance-Based Incentive Program is similar to the 2014 Performance-Based Incentive Program, with the exception of the number of shares ultimately to be issued is based on the achievement of pre-tax free cash flow over the cumulative three-year period of 2015 through 2017.
During 2015, certain participating executives became vested in Performance-Based Incentive Program shares based on retirement eligibility and as a result $0.1 million of stock-based compensation related to 6,915 shares were recognized in General and administrative expenses, and which continue to be subject to achieving cumulative pre-tax free cash flow over the respective three-year periods.

A summary of the status of the performance share units as of December 31, 2015, and changes during the year ended December 31, 2015 and 2014 are presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2013	—	n/a
Issued	89,117	18.96
Vested	(9,687)	18.96
Forfeited	—	n/a
Nonvested at December 31, 2014	79,430	18.96
Issued	125,392	21.64
Vested	(6,915)	19.91
Forfeited	(24,056)	20.60
Nonvested at December 31, 2015	173,851	$20.63
The Company recognized $1.3 million and $0.3 million of stock-based compensation expense for the years ended December 31, 2015 and 2014, respectively, and is included in General and administrative expenses within the Consolidated Statement of Income. During the year ended December 31, 2015, 24,056 performance-based shares were forfeited under the Long-Term Incentive Program and became available for reissuance. During the year ended December 31, 2014, no performance-based shares were forfeited. Future compensation expense for currently outstanding awards under the Performance-Based Incentive Program could reach a maximum of $5.4 million. Stock-based compensation for the Performance-Based Incentive Program is expected to be recognized over a weighted average period of 1.6 years. There was no such program in place during 2013.
5. Leasehold Improvements, Equipment, Land and Construction in Progress, net
Leasehold improvements, equipment, and construction in progress and related accumulated depreciation and amortization is as follows:

		December 31
(millions)	Ranges of Estimated Useful Life	2015	2014
Equipment	2 - 10 Years	$34.5	$33.6
Software	3 - 10 Years	27.0	24.1
Vehicles	4 Years	8.7	8.6
Other	10 Years	0.4	0.3
Leasehold improvements	Shorter of lease term or economic life up to 10 years	20.2	20.4
Construction in progress		3.6	2.1
		94.4	89.1
Less accumulated depreciation and amortization		(59.8)	(47.6)
		34.6	41.5
Land		—	1.3
Leasehold improvements, equipment, land and construction in progress, net		$34.6	$42.8
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
Depreciation expense was $15.9 million, $12.0 million and $10.4 million in 2015, 2014 and 2013, respectively. During the year ended December 31, 2013, the Company sold its equity interest in land for $2.3 million and recognized a gain on sale of $1.2 million.

6. Cost of Contracts, net
Cost of contracts, net is comprised of the following:

	December 31,
(millions)	2015	2014
Cost of contracts	$31.3	$28.3
Accumulated amortization	(19.4)	(17.8)
Cost of contracts, net	$11.9	$10.5
The expected future amortization of cost of contracts is as follows:

(millions)	Cost of Contract
2016	$3.2
2017	3.0
2018	2.5
2019	1.6
2020	0.6
2021 and Thereafter	1.0
Total	$11.9
Amortization expense related to cost of contracts was $3.1 million, $3.2 million and $2.8 million for the years ended December 31, 2015, 2014 and 2013 respectively. The weighted average remaining life was 9.0 years, 9.5 years and 9.6 years as of December 31, 2015, 2014 and 2013, respectively.
7. Other Intangible Assets, Net
The following presents a summary of other intangible assets:

		December 31,
		2015			2014
(millions)	Weighted Average Life (Years)	Acquired Intangible Assets, Gross (1)	Accumulated Amortization	Acquired Intangible Assets, Net	Acquired Intangible Assets, Gross(1)	Accumulated Amortization	Acquired Intangible Assets, Net
Covenant not to compete	3.0	$0.9	$(0.9)	$—	$0.9	$(0.9)	$—
Trade names and trademarks	1.1	9.8	(7.8)	2.0	9.8	(5.5)	4.3
Proprietary know how	1.3	34.7	(25.0)	9.7	34.7	(17.4)	17.3
Management contract rights	12.8	81.0	(16.8)	64.2	81.0	(11.6)	69.4
Acquired intangible assets, net (2)	11.1	$126.4	$(50.5)	$75.9	$126.4	$(35.4)	$91.0
(1) Excludes the original cost and accumulated amortization on fully amortized intangible assets.
(2) Intangible assets have estimated remaining lives between one and 16 years.
Amortization expense related to intangible assets included in depreciation and amortization expense was $15.1 million, $15.2 million and $16.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The expected future amortization of intangible assets as of December 31, 2015 is as follows:

(millions)	Intangible asset amortization
2016	$14.6
2017	7.2
2018	5.3
2019	5.2
2020	5.2
2021 and Thereafter	38.4
Total	$75.9
8. Favorable and Unfavorable Acquired Lease Contracts, net
Favorable and unfavorable lease contracts represent the acquired fair value of lease contracts in connection with the Central Merger. Favorable and unfavorable acquired lease contracts are being amortized over the contract term, including anticipated renewals and terminations.
The following presents a summary of favorable and unfavorable lease contracts:

	Favorable		(Unfavorable)
	December 31,		December 31,
(millions)	2015	2014	2015	2014
Acquired fair value of lease contracts	$74.0	$77.0	$(88.2)	$(90.1)
Accumulated (amortization) accretion	(35.9)	(28.7)	37.9	28.7
Total acquired fair value of lease contracts, net	$38.1	$48.3	$(50.3)	$(61.4)
Amortization for lease contracts, net of favorable lease contracts, was $0.9 million for the year ended December 31, 2015 and is recognized as an increase to Cost of parking services - Lease contract. Amortization, net of unfavorable lease contracts, was $1.0 million and $4.3 million for the years ended December 31, 2014 and 2013, respectively, and is recognized as a reduction to Cost of parking services-Lease contract within the Consolidated Statements of Income.
For the year ended December 31, 2015, the weighted average remaining life for favorable and unfavorable acquired lease contracts was 11.1 years and 10.1 years, respectively. For the year ended December 31, 2014, the weighted average remaining life for favorable and unfavorable acquired lease contracts was 10.8 years and 9.8 years, respectively. For the years ended December 31, 2013, the weighted average remaining life for favorable and unfavorable acquired lease contracts was 10.1 years and 8.9 years, respectively.
The expected future amortization (accretion) of lease contract rights is as follows:

(millions)	Favorable	(Unfavorable)	Favorable / (Unfavorable), Net
2016	$8.2	$(10.1)	$(1.9)
2017	6.4	(9.0)	(2.6)
2018	4.0	(7.3)	(3.3)
2019	3.6	(4.8)	(1.2)
2020	3.1	(3.7)	(0.6)
2021 and Thereafter	12.8	(15.4)	(2.6)
Total	$38.1	$(50.3)	$(12.2)

9. Goodwill
The amounts for goodwill and changes to carrying value by reportable segment are as follows:

(millions)	Region One	Region Two	Region Three	Region Four	Region Five	Total
Balance as of December 31, 2013	$163.8	$143.8	$37.0	$62.6	$32.2	$439.4
Goodwill acquired	—	—	—	0.2	—	0.2
Foreign currency translation	(0.5)	—		—	—	(0.5)
Disposals (1)	(2.1)	(2.3)	(0.6)	(0.1)	(1.1)	(6.2)
Balance as of December 31, 2014	$161.2	$141.5	$36.4	$62.7	$31.1	$432.9
Foreign currency translation	(0.7)	—	—	—	—	(0.7)
Disposals (2)	—	(0.9)	—	—	—	(0.9)
Balance as of December 31, 2015	$160.5	$140.6	$36.4	$62.7	$31.1	$431.3
(1) In October 2014, the Company contributed all of the assets and liabilities of its proprietary Click and Park parking prepayment business in exchange for a 30 percent interest in the newly formed legal entity called Parkmobile, LLC. The contribution of the Click and Park business to the joint venture resulted in a loss of control of the subsidiary and therefore it was deconsolidated from the Company's financial statements. As a result of the deconsolidation, the Company was required to allocate $6.2 million of goodwill to the net carrying amount of the subsidiary's net assets contributed to the Parkmobile joint venture. The pro-rata allocation on the disposal of goodwill at the operating segment level was based on a relative fair value approach.
(2) In August 2015, certain assets, which met the definition of a business, were sold to a third-party in an arms-length transaction (see also Note 1. Significant Accounting Policies and Practices and Note 10. Fair Value for further detail on the sale of the business). The sale resulted in the disposal of specifically identifiable goodwill associated with the business of $0.9 million from Region Two.
The Company tests goodwill at least annually for impairment (the Company has elected to annually test for potential impairment of goodwill on the first day of the fourth quarter) and tests more frequently if indicators are present or changes in circumstances suggest that impairment may exist. The indicators include, among others, declines in sales, earning or cash flows or the development of a material adverse change in business climate. The Company assesses goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a reporting unit. See Note 1. Significant Accounting Policies and Practices for additional detail on the Company's policy for assessing goodwill for impairment.
Due to a change in the Company’s segment reporting effective January 1, 2015, the goodwill allocated to previous reporting units have been reallocated to new reporting units based on the relative fair value of the new reporting units. See also Note 19. Domestic and Foreign Operations for further disclosure on the Company’s change in reporting segments effective January 1, 2015.
As a result of the change in internal reporting segment information, the Company completed a quantitative test (Step One) of goodwill impairment as of January 1, 2015 and concluded that the estimated fair values of each of the Company’s reporting units exceeded its carrying amount of net assets assigned to that reporting unit and therefore no further testing was required (Step Two). In conducting the January 1, 2015 goodwill impairment quantitative test (Step One), the Company analyzed actual and projected growth trends of the reporting units, gross margin, operating expenses and Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (which also includes forecasted five-year income statement and working capital projection, a market-based weighted average cost of capital and terminal values after five years). The Company also assesses critical areas that may impact its business including economic conditions, market related exposures, competition, changes in service offerings and changes in key personnel. As part of the January 1, 2015 goodwill assessment, the Company engaged a third-party to evaluate its reporting units’ fair values. No impairment was recorded as a result of the goodwill impairment test performed.
The Company completed its annual goodwill impairment test as of October 1, 2015, using a quantitative test (Step One), and concluded that the estimated fair values of each of the Company's reporting units exceeded its carrying amount of net assets assigned to that reporting unit and therefore no further testing was required (Step Two). As part of the October 1, 2015 goodwill assessment, the Company engaged a third-party to evaluate its reporting units' fair values. No impairment was recorded as a result of the goodwill impairment test performed.
The reporting units are reported as Region One (North reporting unit), Region Two (South reporting unit), Region Three (New York Metropolitan tri-state area of New York, New Jersey and Connecticut reporting unit), Region Four (Airport transportation operations nationwide reporting unit) and Region Five (USA Parking reporting unit and event planning and transportation services reporting unit). For purposes of reportable segments, goodwill in Region Five is attributable to USA Parking and event planning and transportation services reporting units.

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
The following table sets forth the Company's financial assets and liabilities measured at fair value on a recurring basis and the basis of measurement at December 31, 2015 and 2014:

	Fair Value at December 31, 2015			Fair Value at December 31, 2014
(millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Prepaid expenses and other
Contingent consideration receivable	$—	$—	$0.5	$—	$—	$—
Interest rate swap	—	0.2	—	—	0.6	—
Total	$—	$0.2	$0.5	$—	$0.6	$—
Liabilities
Accrued expenses
Contingent consideration obligation	$—	$—	$—	$—	$—	$0.1
Other long term liabilities
Contingent consideration obligation	—	—	—	—	—	0.2
Total	$—	$—	—	$—	—	$0.3
Interest Rate Swap
The Company seeks to minimize risks from interest rate fluctuations through the use of interest rate swap contracts and hedge only exposures in the ordinary course of business. Interest rate swaps are used to manage interest rate risk associated with our floating rate debt. The Company accounts for its derivative instruments at fair value provided it meets certain documentary and analytical requirements to qualify for hedge accounting treatment. Hedge accounting creates the potential for a Consolidated Statements of Income match between the changes in fair values of derivatives and the changes in cost of the associated underlying transactions, in this case interest expense. Derivatives held by us are designated as hedges of specific exposures at inception, with an expectation that changes in the fair value will essentially offset the change in the underlying exposure. Discontinuance of hedge accounting is required whenever it is subsequently determined that an underlying transaction is not going to occur, with any gains or losses recognized in the Consolidated Statements of Income at such time, with any subsequent changes in fair value recognized currently in earnings. Fair values of derivatives are determined based on quoted prices for similar contracts. The effective portion of the change in fair value of the interest rate swap is reported in accumulated other comprehensive income, a component of stockholders' equity, and is being recognized as an adjustment to interest expense or other (expense) income, respectively, over the same period the related expenses are recognized in earnings. Ineffectiveness would occur when changes in the market value of the hedged transactions are not completely offset by changes in the market value of the derivative and those related gains and losses on derivatives representing hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized currently in earnings when incurred. No ineffectiveness was recognized during 2015, 2014 or 2013.

Contingent Consideration Receivable

During the third quarter of 2015, certain assets, which met the definition of a business, were sold to a third-party in an arms-length transaction (see also Note 1. Significant Accounting Policies and Practices for further detail on the sale of the business). Under the sales agreement, 40% of the sale proceeds from the buyer is contingent in nature and scheduled to be received by the Company in February 2017, or eighteen months from the date of the transaction. The contingent consideration amount expected to be received by the Company is based on the financial and operational performance of the business sold. The significant inputs used to derive the Level 3 fair value contingent consideration receivable is the probability of reaching certain revenue growth of the business and retention of current customers over the eighteen month period. The fair value of the contingent consideration receivable for the year ended December 31, 2015 was $0.5 million.

Contingent Consideration Obligation

The significant inputs used to derive the fair value of the contingent consideration obligation include financial forecasts of future operating results, the probability of reaching the forecast and the associated discount rate. The contingent acquisition obligation remaining for the year ended December 31, 2015 was not significant.
The following table provides a reconciliation of the beginning and ending balances for the contingent consideration obligation measured at fair value using significant unobservable inputs (Level 3):

(millions)	Due to Seller
Balance at December 31, 2012	$(3.3)
Increase related to new acquisitions	—
Payment of contingent consideration	0.9
Change in fair value	0.9
Balance at December 31, 2013	(1.5)
Increase related to new acquisitions	—
Payment of contingent consideration	1.8
Change in fair value	(0.5)
Balance at December 31, 2014	(0.3)
Increase related to new acquisitions	—
Payment of contingent consideration	0.1
Change in fair value	0.2
Balance at December 31, 2015	$—
Note: Amounts may not foot due to rounding.
For the year ended December 31, 2015, the Company recognized a benefit of $0.2 million in General and administrative expenses within the Consolidated Statement of Income due to the change in fair value measurements using a level three valuation technique. For the years ended December 31, 2014 and 2013, the Company recognized an expense and benefit, respectively, of $0.5 million and $0.9 million in General and administrative expenses due to the change in fair value measurements using a level three valuation technique. These adjustments were the result of using revised forecasts to operating results, updates to the probability of achieving the revised forecasts and updated fair value measurements that revised the Company's contingent consideration obligations related to the purchase of these businesses.
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

Financial Instruments not Measured at Fair Value
The following table presents the carrying amounts and estimated fair values of financial instruments not measured at fair value in the Consolidated Balance Sheet at December 31, 2015 and 2014:

	2015		2014
(millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$18.7	$18.7	$18.2	$18.2
Long-term borrowings
Senior credit facility, net of original discount on borrowings and deferred financing costs	223.1	223.1	248.4	248.4
Other obligations	$2.0	$2.0	$2.4	$2.4
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
11. Borrowing Arrangements
Long-term borrowings, in order of preference, consisted of the following:

		Amount Outstanding
		December 31,
(millions)	Maturity Date	2015	2014
Senior credit facility, net of original discount on borrowings and deferred financing costs	(1) / (2)	$223.1	$248.4
Other borrowings	Various	2.0	2.4
Total obligations under credit facility and other borrowings		225.1	250.8
Less: Current portion of obligations under credit facility and other borrowings		15.2	14.5
Total long-term obligations under credit facility and other borrowings		$209.9	$236.3
(1) Credit Agreement was due to mature October 2, 2017
(2) Restated Credit Agreement matures on February 20, 2020.
Aggregate minimum principal maturities of long-term borrowings for the fiscal years following December 31, 2015, are as follows:

(millions)
2016	$16.5
2017	20.4
2018	20.1
2019	20.0
2020	152.3
Thereafter	—
Total debt	229.3
Less: Current portion, including debt discount	15.2
Less: Original discount on borrowings	1.8
Less: Deferred financing costs	2.4
Total long-term portion, obligations under credit facility and other borrowings	$209.9

Senior Credit Facility
On October 2, 2012, the Company entered into a credit agreement ("Credit Agreement") with Bank of America, N.A. ("Bank of America"), as administrative agent, Wells Fargo Bank, N.A. ("Wells Fargo Bank") and JPMorgan Chase Bank, as co-syndication agents, U.S. Bank National Association, First Hawaiian Bank and General Electric Capital Corporation, as co-documentation agents, Merrill Lynch, Pierce, Fenner & Smith Inc., Wells Fargo Securities, LLC and J.P. Morgan Securities LLC, as joint lead arrangers and joint book managers, and the lenders party thereto.
Pursuant to the terms, and subject to the conditions, of the Credit Agreement, the Lenders made available to the Company a secured senior credit facility (the "Senior Credit Facility") that permitted aggregate borrowings of $450.0 million consisting of (i) a revolving credit facility of up to $200.0 million at any time outstanding, which includes a letter of credit facility that is limited to $100.0 million at any time outstanding, and (ii) a term loan facility of $250.0 million. The Senior Credit Facility was due to mature on October 2, 2017.
Amended and Restated Credit Facility
On February 20, 2015 (“Restatement Date”), the Company entered into an Amended and Restated Credit Agreement (the “Restated Credit Agreement”) with Bank of America, N.A. (“Bank of America”), as administrative agent, an issuing lender and swing-line lender; Wells Fargo Bank, N.A., as an issuing lender and syndication agent; U.S. Bank National Association, First Hawaiian Bank and BMO Harris Bank N.A., as co-documentation agents; Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as joint lead arrangers and joint book managers; and the lenders party thereto (the “Lenders”). The Restated Credit Agreement reflects modifications to, and an extension of, the Senior Credit Agreement.

Pursuant to the terms, and subject to the conditions, of the Restated Credit Agreement, the Lenders have made available to the Company a senior secured credit facility (the “Restated Credit Facility”) that permits aggregate borrowings of $400.0 million consisting of (i) a revolving credit facility of up to $200.0 million at any time outstanding, which includes a $100.0 million sublimit for letters of credit and a $20.0 million sublimit for swing-line loans, and (ii) a term loan facility of $200.0 million (reduced from $250.0 million under the Senior Credit Facility). The Company may request increases of the revolving credit facility in an aggregate additional principal amount of $100.0 million. The Restated Credit Facility matures on February 20, 2020.

The entire amount of the term loan portion of the Restated Credit Facility had been drawn by the Company as of the Amended and Restatement Date (including approximately $10.4 million drawn on such date) and is subject to scheduled quarterly amortization of principal as follows: (i) $15.0 million in the first year, (ii) $15.0 million in the second year, (iii) $20.0 million in the third year, (iv) $20.0 million in the fourth year, (v) $20.0 million in the fifth year and (vi) $110.0 million in the sixth year. The Company also had outstanding borrowings of $147.3 million (including $53.4 million in letters of credit) under the revolving credit facility as of the Restatement Date.

Borrowings under the Restated Credit Facility bear interest, at the Company’s option, (i) at a rate per annum based on the Company’s consolidated total debt to EBITDA ratio for the 12-month period ending as of the last day of the immediately preceding fiscal quarter, determined in accordance with the pricing levels set forth in the Restated Credit Agreement (the “ Applicable Margin”), plus LIBOR or (ii) the Applicable Margin plus the highest of (x) the federal funds rate plus 0.5%, (y) the Bank of America prime rate and (z) a daily rate equal to LIBOR plus 1.0% (the highest of (x), (y) and (z), the “Base Rate”), except that all swing-line loans will bear interest at the Base Rate plus the Applicable Margin.

Under the terms of the Restated Credit Agreement, the Company is required to maintain a maximum consolidated total debt to EBITDA ratio of not greater than 4.0 to 1.0 as of the end of any fiscal quarter ending during the period from the Amended and Restatement Date through September 30, 2015, (ii) 3.75 to 1.0 as of the end of any fiscal quarter ending during the period from October 1, 2015 through September 30, 2016, and (iii) 3.5 to 1.0 as of the end of any fiscal quarter ending thereafter. In addition, the Company is required to maintain a minimum consolidated fixed charge coverage ratio of not less than 1.25:1.0.

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
The Company was in compliance with all of its covenants as of December 31, 2015.

The weighted average interest rate on our Senior Credit Facility and Restated Credit Facility was 2.6% and 3.2% for the years ended December 31, 2015 and 2014, respectively. The rate includes all outstanding LIBOR contracts, cash flow hedge effectiveness effect and letters of credit. The weighted average interest rate on outstanding borrowings, not including letters of credit, was 2.7% and 3.2%, respectively, at December 31, 2015 and December 31, 2014.
At December 31, 2015, the Company had $105.3 million of borrowing availability under the Restated Credit Agreement, of which the Company could have borrowed $82.7 million on December 31, 2015 and remained in compliance with the above described covenants as of such date. The additional borrowing availability under the Restated Credit Agreement is limited only as of the Company's fiscal quarter end by the covenant restrictions described above. At December 31, 2015, the Company had $52.4 million of letters of credit outstanding under the Restated Credit Agreement with aggregate borrowings against the Restated Credit Agreement of $227.3 million (excluding debt discount of $1.8 million and deferred financing cost of $2.4 million).
In connection with and effective upon the execution and delivery of the Restated Credit Agreement on February 20, 2015, the Company recorded losses on extinguishment of debt, relating to debt discount and debt issuance costs, of $0.6 million.
See Note 1. Significant Accounting Policies and Practices for additional information regarding the treatment of debt issuance costs under ASU 2015-3, which requires such costs to be a direct deduction from the carrying amount of the related debt liability.
Subordinated Convertible Debentures
The Company acquired Subordinated Convertible Debentures ("Convertible Debentures") as a result of the acquisition of Central. The subordinated debenture holders have the right to redeem the Convertible Debentures for $19.18 per share upon their stated maturity (April 1, 2028) or upon acceleration or earlier repayment of the Convertible Debentures. There were $0.1 million and no significant redemptions during the years ended December 31, 2015 and 2014, respectively. The approximate redemption value of the Convertible Debentures outstanding at December 31, 2015 and December 31, 2014 is $1.1 million and $1.2 million, respectively.
12. Leases and Contingencies
The Company operates parking facilities under operating leases expiring on various dates. Certain of the leases contain options to renew at the Company's discretion. Total future annual rent expense is not determinable as a portion of such future rent is contingent based on revenues of the parking facilities.
At December 31, 2015, the Company's minimum rental commitments, excluding contingent rent provisions and sublease income under all non-cancellable operating leases, are as follows:

(millions)
2016	$222.0
2017	190.6
2018	158.7
2019	137.2
2020	70.4
2021 and thereafter	206.2
Total	$985.1

(1)$18.6 is included in 2016 minimum commitments for leases that expire in less than one year.
Rent expense, including contingent rents, was $400.3 million, $330.8 million and $326.8 million in 2015, 2014 and 2013, respectively. Contingent rent expense was $186.2, $139.7 million and $133.9 million in 2015, 2014 and 2013, respectively. Contingent rent expense consists primarily of percentage rent payments, which will cease at various times as certain leases expire. Future sublease income under all non-cancellable operating leases was $29.8 million as of December 31, 2015.
The Company accrued no contingent payment obligations outstanding under the previous business combination accounting pronouncement for the year ended December 31, 2015. The Company has recorded a contingency obligation for acquisitions subsequent to the adoption of the most recent guidance on business combinations, in the amount of $0.1 million and $0.3 million, as of December 31, 2015 and 2014, respectively.
The Company has contractual provisions under certain lease contracts to complete structural or other improvements to leased properties and incurs repair costs, including improvements and repairs arising as a result of ordinary wear and tear. The Company evaluates the nature of those costs when incurred and either capitalizes the costs as leasehold improvements, as applicable, or recognizes the costs as repair expenses within Cost of Parking Services-Leases within the Consolidated Statements of Income.

13. Income Taxes
For financial reporting purposes, earnings before income
taxes includes the following components:

	Year Ended December 31,
(millions)	2015	2014	2013
United States	$21.7	$23.5	$21.4
Foreign	3.4	2.4	2.2
Total	$25.1	$25.9	$23.6
The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
(millions)	2015	2014	2013
Current provision
U.S. federal	$11.5	$9.5	$3.2
Foreign	1.2	0.8	0.7
State	1.8	1.6	2.2
Total current	14.5	11.9	6.1
Deferred provision
U.S. federal	(4.9)	(1.5)	2.3
Foreign	0.1	0.1	(0.1)
State	(4.9)	(10.7)	0.5
Total deferred	(9.7)	(12.1)	2.7
Income tax expense (benefit)	$4.8	$(0.2)	$8.8
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.
Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
(millions)	2015	2014
Deferred tax assets
Net operating loss carry forwards	$20.6	$22.0
Accrued expenses	34.1	34.3
Accrued compensation	12.1	12.0
Book over tax cost unfavorable acquired lease contracts	20.6	25.2
Other	0.7	0.4
Total gross deferred tax assets	88.1	93.9
Less: valuation allowance	(6.8)	(12.3)
Total deferred tax assets	81.3	81.6
Deferred tax liabilities
Prepaid expenses	(0.4)	(0.6)
Undistributed foreign earnings	(1.0)	(0.8)
Tax over book depreciation and amortization	(11.0)	(16.7)
Tax over book goodwill amortization	(28.7)	(28.7)
Tax over book cost favorable acquired lease contracts	(15.6)	(19.8)
Equity investments in unconsolidated entities	(8.8)	(9.2)
Other	(0.1)	(0.7)
Total deferred tax liabilities	(65.6)	(76.5)
Net deferred tax asset	$15.7	$5.1

Amounts recognized on the balance sheet consist of:

	December 31,
(millions)	2015	2014
Deferred tax asset, current	$12.3	$10.9
Other assets, net / Deferred tax (liability)	3.4	(5.8)
Net deferred tax asset	$15.7	$5.1
The accounting guidance for accounting for income taxes requires that the Company assess the realisability of deferred tax assets at each reporting period. These assessments generally consider several factors including the reversal of existing temporary differences, projected future taxable income, and potential tax planning strategies. The Company has valuation allowances totaling $6.8 million and $12.3 million at December 31, 2015 and 2014, respectively, primarily related to our state Net Operating Loss carryforwards ("NOLs") and state tax credit that the Company believes are not likely to be realized based on upon its estimates of future taxable income, limitations on the uses of its state NOLs, and the carryforward life over which the state tax benefit is realized. The Company recognized a $5.5 million benefit for the reversal of a valuation allowance for deferred tax assets established for the historical net operating losses. The valuation allowance was reversed primarily due to changes in the New York City tax laws enacted April 1, 2015 and an entity restructuring undertaken in the fourth quarter of 2015, which resulted in the Company determining that the future benefit of the net operating loss carryforwards were more likely than not to be realized.
The Company has $19.7 million of tax-effected state net operating loss carryforwards as of December 31, 2015, which will expire in years 2016 through 2035. As noted above, the utilization of the state net operating loss carryforwards of the Company are limited due to the ownership change in June 2004 and are also limited due to the Central Merger.
Since 2005, the Company has treated its investment in its Canadian subsidiary as non-permanent in duration and provided taxes on the undistributed Canadian earnings. As of December 31, 2015, the Company treats approximately $2.4 million of Canadian earnings as permanently reinvested to meet the Canadian subsidiary's working capital requirements. The amount of tax that may be payable on the distribution of such earnings to the United States is approximately $1.0 million. Generally, such amounts will become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. The Company has provided taxes for the remaining undistributed earnings of its Canadian subsidiary in excess of the permanently reinvested amount. The Company is treating its cumulative earnings of $5.6 million in its Puerto Rico subsidiary as permanent in duration to satisfy current working capital requirements. The amount of tax that may be payable on a distribution of such earnings to the United States is $2.5 million.
A reconciliation of the Company's reported income tax provision (benefit) to the amount computed by multiplying book income before income taxes by the statutory United States federal income tax rate is as follows:

	Year Ended December 31,
(millions)	2015	2014	2013
Tax at statutory rate	$8.8	$9.1	$8.3
Permanent differences	1.4	1.0	0.8
State taxes, net of federal benefit	0.3	0.8	1.4
Effect of foreign tax rates	(0.1)	—	—
Minority interest	(1.0)	(1.1)	(0.9)
Equity investments in unconsolidated entities	—	2.4	—
Current year adjustment to deferred taxes	1.5	(1.3)	4.0
Recognition of tax credits	(1.2)	(1.5)	(1.7)
Other	0.6	(0.5)	0.9
	10.3	8.9	12.8
Change in valuation allowance	(5.5)	(9.1)	(4.0)
Income tax (benefit) expense	$4.8	$(0.2)	$8.8
Taxes paid, which are for United States federal income tax, certain state income taxes, and foreign income taxes were $18.1 million, $1.3 million, and $1.3 million in 2015, 2014 and 2013, respectively.
As of December 31, 2015, 2014 and 2013 the Company had not identified any uncertain tax positions that would have a material impact on the Company's financial position.

The Company recognizes potential interest and penalties related to uncertain tax positions, if any, in income tax expense. The tax years that remain subject to examination for the Company's major tax jurisdictions as of December 31, 2015 are shown below:

2011 - 2015	United States—federal income tax
2007 - 2015	United States—state and local income tax
2012 - 2015	Foreign—Canada and Puerto Rico
14. Benefit Plans
Deferred Compensation Arrangements
The Company offers deferred compensation arrangements for certain key executives. Subject to their continued employment by the Company, certain employees are offered supplemental pension arrangements in which the employees will receive a defined monthly benefit upon attaining age 65. At December 31, 2015 and 2014, the Company has accrued $3.7 million and $5.0 million, respectively, representing the present value of the future benefit payments. Expenses related to these plans amounted to $0.2 million, $0.4 million and $0.1 million in 2015, 2014 and 2013, respectively.
The Company also has agreements with certain former key executives that provide for aggregate annual payments for periods ranging from 10 years to life, beginning when the executive retires or upon death or disability. Under certain conditions, the amount of deferred benefits can be reduced. Compensation costs for the years ended December 31, 2015, 2014 and 2013 were $0.1 million, $1.0 million and $0.6 million, respectively. The Company had recorded a liability of $3.8 million and $4.2 million associated with these agreements as of December 31, 2015 and 2014, respectively.
Life insurance contracts with a face value of approximately $6.9 million and $10.8 million as of December 31, 2015 and 2014 have been purchased to fund, as necessary, the benefits under the Company's deferred compensation agreements. The cash surrender value of the life insurance contracts is approximately $3.9 million and $3.9 million as of December 31, 2015 and 2014, respectively, and classified as non-current assets and included in Other assets, net within the Consolidated Balance Sheet. The plan is a non-qualified plan and is not subject to ERISA funding requirements.
Defined Contribution Plans
The Company sponsored two savings and retirement plans whereby the participants may elect to contribute a portion of their compensation to the plans. The two plans merged effective January 1, 2014 into a single plan. The plan is a qualified defined contribution plan 401(k). The Company contributes an amount in cash or other property as a Company match equal to 50% of the first 6% of contributions as they occur. Expenses related to the Company's 401(k) match amounted to $2.1 million, $1.8 million, and $1.8 million in 2015, 2014 and 2013, respectively.
The Company also offers a non-qualified deferred compensation plan to those employees whose participation in its 401(k) plan is limited by statute or regulation. This plan allows certain employees to defer a portion of their compensation, limited to a maximum of $0.1 million per year, to be paid to the participants upon separation of employment or distribution date selected by employee. To support the non-qualified deferred compensation plan, the Company has elected to purchase Company Owned Life Insurance ("COLI") policies on certain plan participants. The cash surrender value of the COLI policies is designed to provide a source for funding the non-qualified deferred compensation liability. As of December 31, 2015 and 2014, the cash surrender value of the COLI policies is $10.9 million and $9.9 million, respectively and classified as non-current assets in Other Assets, net within the Consolidated Balance Sheet. The liability for the non-qualified deferred compensation plan is included in Other long-term liabilities on the Consolidated Balance Sheet and was $12.5 million and $11.3 million as of December 31, 2015 and 2014, respectively.
Multi-Employer Defined Benefit and Contribution Plans
The Company contributes to a number of multiemployer defined benefit plans under the terms of collective-bargaining agreements that cover its union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

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

The Company's contributions represented more than 5% of total contributions to the Teamsters Local Union No. 727 and Local 272 Labor Management Benefit Funds for the plan year ending February 28, 2015 and November 30, 2015, respectively. The Company does not represent more than five percent to any other fund. The Company's participation in this plan for the annual periods ended December 31, 2015, 2014 and 2013, is outlined in the table below. The "EIN/Pension Plan Number" column provides the Employee Identification Number ("EIN") and the three-digit plan number, if applicable. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The "FIP/RP Status Pending/Implemented" column indicates plans for which a Financial Improvement Plan ("FIP") or a Rehabilitation Plan ("RP") is either pending or has been implemented.
The "Expiration Date of Collective Bargaining Agreement" column lists the expiration dates of the agreements to which the plans are subject.

	EIN/ Pension Plan Number	Pension Protection Zone Status			FIP/FR Pending Implementation	Contributions (millions)				Zone Status as of the Most Recent Annual Report	Expiration Date of Collective Bargaining Agreement
Pension		2015	2014	2013		2015	2014	2013	Surcharge Imposed
Teamsters Local Union 727	36-61023973	Green	Green	Green	N/A	$3.5	$3.3	$3.4	No	2015	10/31/2016
Local 272 Labor Management	13-5673836	Green	N/A	Green	N/A	$2.2	$2.0	$2.4	No	2015	3/5/2021
Local 911 (Los Angeles Airport)	216271	Green	N/A	N/A	N/A	$2.2	$—	$—	No	2015	6/30/2016
Net expenses for contributions not reimbursed by clients and related to multiemployer defined benefit and defined contribution benefit plans were $4.6 million, $2.7 million and $0.6 million in 2015, 2014 and 2013, respectively.
In the event that the Company decides to cease participating in these plans, the Company could be assessed a withdrawal liability. The Company currently does not have any intentions to cease participating in these multiemployer pension plans and therefore would not trigger the withdrawal liability.
15. Management Contracts and Related Arrangements with Affiliates
Closing Agreements
In connection with the Central Merger, on February 28, 2012, the Company entered into initial Closing Agreements (the "Initial Closing Agreements") with each of Lubert-Adler Real Estate Fund V, L.P. and Lubert-Adler Real Estate Parallel Fund V, L.P. (collectively, "Lubert-Adler Entities"); each of Kohlberg Investors V, L.P., Kohlberg TE Investors V, L.P., Kohlberg Partners V, L.P., Kohlberg Offshore Investors V, L.P., and KOCO Investors V, L.P. (collectively, the "Kohlberg Entities"); and each of Versa Capital Fund I, L.P. and Versa Capital Fund I Parallel, L.P. (collectively, the "Versa Entities"). As of the most recent filings with the Securities and Exchange Commission, the Lubert-Adler Entities collectively own approximately 6.0% of our common stock, the Kohlberg Entities collectively own approximately 16.2% of our common stock, and the Versa Entities collectively own approximately 3.7% of our common stock. In addition, Paul Halpern, one of the Company's directors, is affiliated with the Versa Entities; and Jonathan P. Ward and Gordon H. Woodward, both directors, are affiliated with the Kohlberg Entities.
Under the Initial Closing Agreements, the Lubert-Adler, Kohlberg and Versa Entities (collectively, the "Central Stockholders") agreed, among other things, to vote their shares of our common stock in accordance with the Board's recommendations or, in specified cases, in proportion to the votes made by the Company's other stockholders, until October 2, 2015.
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
Agreements Related to Myron C. Warshauer
Myron C. Warshauer was a director from April 2013 to April 2015 and our chief executive officer until October 15, 2001, when his employment period terminated under the employment agreement with him dated as of March 30, 1998. This agreement, which was amended on July 7, 2003 and May 10, 2004, requires the Company to pay Mr. Warshauer various post-employment benefits. For the years ended December 31, 2014 and 2013, Mr. Warshauer received payments of $0.5 million and $0.5 million, respectively, which included payments for health and dental insurance, office space and secretarial coverage. No post-employment benefits were made for the year ended 2015.
In addition, the Company entered into a consulting agreement with Shoreline Enterprises, LLC, which is solely owned by Myron C. Warshauer, dated October 16, 2001, as amended on May 10, 2004. Pursuant to this agreement, Mr. Warshauer provided consulting services under the title of Vice Chairman (Emeritus), which title and role is not that of an officer, director, employee or agent of the Company. Under this agreement, the Company paid Shoreline $0.2 million and $0.2 million for the years ended December 31, 2014 and 2013, respectively. No payments were made to Shoreline for the year ended December 31, 2015.
Both of these agreements terminated on December 5, 2014.
Related Arrangements with Affiliates
In 2013 the Company provided property management services for twelve separate retail shopping centers and commercial office buildings in which D&E Parking, Inc. has an ownership interest. Edward Simmons, a former executive officer of the Company, has an ownership interest in D&E. In consideration of the property management services the Company provided for these twelve properties, the Company recorded net management fees totaling $0.3 million for the year ended December 31, 2013. No such management fee was recognized during 2015 and 2014.
16. Bradley Agreement
The Company entered into a 25-year agreement with the State of Connecticut ("State") that expires on April 6, 2025, under which it operates the surface parking and 3,500 garage parking spaces at Bradley International Airport ("Bradley") located in the Hartford, Connecticut metropolitan area.
The parking garage was financed through the issuance of State of Connecticut special facility revenue bonds and provides that the Company deposits, with the trustee for the bondholders, all gross revenues collected from operations of the surface and garage parking. From these gross revenues, the trustee pays debt service on the special facility revenue bonds outstanding, operating and capital maintenance expense of the surface and garage parking facilities, and specific annual guaranteed minimum payments to the state. Principal and interest on the Bradley special facility revenue bonds increase from approximately $3.6 million in contract year 2002 to approximately $4.5 million in contract year 2025. Annual guaranteed minimum payments to the State increase from approximately $8.3 million contract year 2002 to approximately $13.2 million in contract year 2024. The annual minimum guaranteed payment to the State by the trustee for the twelve months ended December 31, 2015 and 2014 was $11.0 million and $10.8 million, respectively. All of the cash flow from the parking facilities are pledged to the security of the special facility revenue bonds and are collected and deposited with the bond trustee. Each month the bond trustee makes certain required monthly distributions, which are characterized as "Guaranteed Payments." To the extent the monthly gross receipts generated by the parking facilities are not sufficient for the trustee to make the required Guaranteed Payments, the Company is obligated to deliver the deficiency amount to the trustee, with such deficiency payments representing interest bearing advances to the trustee. The Company does not directly guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.
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
The total deficiency payments, net of reimbursements, as of December 31, 2015 and 2014 are as follows:

	December 31,
(millions)	2015	2014
Balance at beginning of year	$13.3	$14.6
Deficiency payments made	0.1	—
Deficiency repayment received	(1.8)	(1.3)
Balance at end of year	$11.6	$13.3
For the year ended December 31, 2015, the Company received deficiency repayments (net of deficiency payments made) of $1.7 million and received interest of $0.4 million and premium of $0.2 million, with the net of these amounts recorded as reduction in Cost of parking services within the Consolidated Statements of Income. For the year ended December 31, 2014, the Company received deficiency payments (net of deficiency payments made) of $1.3 million and received interest of $0.5 million and premium of $0.1 million, with the net of these amounts recorded as additional cost of parking services within the Consolidated Statements of Income. There were no amounts of estimated deficiency payments accrued as of December 31, 2015, as the Company concluded that the potential for future deficiency payments did not meet the criteria of both probable and estimable.
In addition to the recovery of certain general and administrative expenses incurred, the Bradley Agreement provides for an annual management fee payment, which is based on operating profit tiers. The annual management fee is further apportioned 60% to the Company and 40% to an un-affiliated entity and the annual management fee will be paid to the extent funds are available for the trustee to make distribution, and are paid after Guaranteed Payments (as defined in the Bradley Agreement) repayment of all deficiency payments, including interest and premium. Cumulative management fees of approximately $15.7 million and $14.7 million have not been recognized as of December 31, 2015 and 2014, respectively, and no management fees were recognized as revenue during 2015, 2014 or 2013.

17. Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) is comprised of unrealized gains (losses) on cash flow hedges and foreign currency translation adjustments. The components of changes in accumulated comprehensive income (loss), net of taxes, were as follows:

(millions)	Foreign Currency Translation Adjustments	Effective Portion of Unrealized Gain (Loss) on Derivative	Total Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2012	$0.1	$(0.5)	$(0.4)
Change in other comprehensive income (loss)	(0.5)	1.0	0.5
Balance as of December 31, 2013	(0.4)	0.5	0.1
Change in other comprehensive income (loss)	(0.2)	(0.2)	(0.3)
Balance as of December 31, 2014	(0.5)	0.3	(0.2)
Change in other comprehensive income (loss)	(0.7)	(0.2)	(0.9)
Balance as of December 31, 2015	$(1.2)	$0.1	$(1.1)
Note: Amounts may not foot due to rounding.

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
An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenue and incur expenses, and about which separate financial information is regularly evaluated by the chief operating decision maker. The chief operating decision maker is the Company's president and chief executive officer. The business is managed based on regions administered by executive vice presidents. Each of the operating segments is directly responsible for revenue and expenses related to their operations including direct regional administrative costs. Finance, information technology, human resources, and legal are shared functions that are not allocated back to the four operating segments. The chief operating decision maker assesses the performance of each operating segment using information about its revenue and operating income (loss) before interest, taxes, and depreciation and amortization, but does not evaluate operating segments using discrete asset information. There are no inter-segment transactions and the Company does not allocate interest and other income, interest expense, depreciation and amortization or taxes to operating segments. The accounting policies for segment reporting are the same as for the Company as a whole.

On January 1, 2015, the Company changed its internal reporting segment information reported to its CODM. All periods presented have been restated to reflect the new internal reporting to the CODM. The following includes the current internal reporting:

•
Region One encompasses operations in Delaware, District of Columbia, Illinois, Indiana, Kentucky, Maine, Maryland, Massachusetts, Michigan, Minnesota, Northern California, Ohio, Oregon, Pennsylvania, Rhode Island, Virginia, Washington, West Virginia, Wisconsin and three Canadian provinces of Alberta, Ontario and Quebec.

•
Region Two encompasses operations in Alabama, Arizona, Colorado, Florida, Georgia, Hawaii, Kansas, Louisiana, Mississippi, Missouri, Nebraska, New Mexico, North Carolina, Oklahoma, South Carolina, Southern California, Tennessee, Texas, Utah and Puerto Rico.

•	Region Three encompasses operations in the New York metropolitan tri-state area of New York, New Jersey and Connecticut.

•	Region Four encompasses all major airport and transportation operations nationwide.

•	Region Five encompasses other reporting units of USA Parking and event planning and transportation services.

•	Other consists of ancillary revenue that is not specifically identifiable to a region and insurance reserve adjustments related to prior years.

The following is a summary of revenues (excluding reimbursed management contract revenue) and gross profit by operating segment for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
(millions)	2015	Gross Margin	2014	Gross Margin	2013	Gross Margin
Parking services revenue (a)
Region One
Lease contracts	$208.1		$206.0		$199.1
Management contracts	84.7		84.0		95.3
Total Region One	292.8		290.0		294.4
Region Two
Lease contracts	125.7		119.9		124.0
Management contracts	79.6		83.2		87.0
Total Region Two	205.3		203.1		211.0
Region Three
Lease contracts	108.8		117.8		120.6
Management contracts	27.8		25.8		23.4
Total Region Three	136.6		143.6		144.0
Region Four
Lease contracts	123.8		48.5		43.7
Management contracts	100.6		103.3		96.6
Total Region Four	224.4		151.8		140.3
Region Five
Lease contracts	4.4		2.7		2.6
Management contracts	43.8		29.8		33.7
Total Region Five	48.2		32.5		36.3
Other
Lease contracts	—		1.7		(0.4)
Management contracts	13.9		12.2		11.3
Total Other	13.9		13.9		10.9
Reimbursed management contract revenue	694.7		679.8		629.9
Total revenues	$1,615.9		$1,514.7		$1,466.8
Gross Profit
Region One
Lease contracts	12.5	6%	12.4	6%	$10.6	5%
Management contracts	38.0	45%	36.0	43%	42.8	45%
Total Region One	50.5		48.4		53.4

	Year Ended December 31,
(millions)	2015	Gross Margin	2014	Gross Margin	2013	Gross Margin
Region Two
Lease contracts	21.1	17%	19.8	17%	18.9	15%
Management contracts	32.9	41%	35.8	43%	38.8	45%
Total Region Two	54.0		55.6		57.7
Region Three
Lease contracts	2.2	2%	4.7	4%	(0.1)	—%
Management contracts	14.2	51%	14.3	55%	12.6	54%
Total Region Three	16.4		19.0		12.5
Region Four
Lease contracts	5.5	4%	3.6	7%	3.2	7%
Management contracts	24.5	24%	26.4	26%	24.6	25%
Total Region Four	30.0		30.0		27.8
Region Five
Lease contracts	0.3	7%	0.2	8%	—	(2)%
Management contracts	11.4	26%	11.7	39%	11.3	34%
Total Region Five	11.7		11.9		11.3
Other
Lease contracts	(3.5)	N/A	0.2	N/A	0.9	N/A
Management contracts	11.0	N/A	6.2	N/A	8.5	N/A
Total Other	7.5		6.4		9.4
Total gross profit	170.1		171.3		172.1
General and administrative expenses	97.3		101.5		98.9
General and administrative expense percentage of gross profit	57%		59%		57%
Depreciation and amortization	34.0		30.3		31.2
Operating income	38.8		39.5		42.0
Other expenses (income):
Interest expense	12.7		17.8		19.0
Interest income	(0.2)		(0.4)		(0.6)
Gain on sale of business	(0.5)		—		—
Gain on contribution of a business to an unconsolidated entity	—		(4.1)		—
Equity in losses from investment in unconsolidated entity	1.7		0.3		—
	13.7		13.6		18.4
Income before income taxes	25.1		25.9		23.6
Income tax (benefit) expense	4.8		(0.2)		8.8
Net income	20.3		26.1		14.8
Less: Net income attributable to noncontrolling interest	2.9		3.0		2.7
Net income attributable to SP Plus Corporation	$17.4		$23.1		$12.1

On January 1, 2016, the Company changed its internal reporting segment information reported to its CODM. The Company will prospectively report on the following regions beginning in 2016 and restate prior periods presented to reflect the internal reporting to the CODM:

•
Region One (Urban) encompasses operations in Alabama, Arizona, Colorado, Connecticut, Delaware, District of Columbia, Florida, Georgia, Hawaii, Illinois, Indiana, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Mexico, North Carolina, Northern California, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Southern California, Tennessee, Texas, Utah, Virginia, Washington, West Virginia, Wisconsin, Puerto Rico, and three Canadian provinces of Alberta, Ontario and Quebec.

•	Region Two (Airport transportation) encompasses all major airport and transportation operations nationwide.

•	Region Three encompasses other reporting units of USA Parking and event planning and transportation services.

•	Other consists of ancillary revenue that is not specifically identifiable to a region and certain unallocated insurance reserve adjustments.
20. Unaudited Quarterly Results
The following table sets forth the Company's unaudited quarterly consolidated statement of income data for the years ended December 31, 2015 and December 31, 2014. The unaudited quarterly information has been prepared on the same basis as the annual financial information and, in management's opinion, includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information for the quarters presented. Historically, the Company's operating results have varied from quarter to quarter and are expected to continue to fluctuate in the future. These fluctuations have been due to a number of factors, including: general economic conditions in its markets; acquisitions; additions of contracts; expiration and termination of contracts; conversion of lease contracts to management contracts; conversion of management contracts to lease contracts and changes in terms of contracts that are retained and timing of general and administrative expenditures.
The operating results for any historical quarter are not necessarily indicative of results for any future period.

	2015				2014
(millions, except for share and per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Unaudited)				(Unaudited)
Parking services revenue
Lease contracts	$135.8	$146.4	$146.6	$142.1	$116.6	$125.0	$129.0	$126.0
Management contracts	94.1	88.3	85.8	82.1	90.0	84.9	77.9	85.5
Reimbursed management contract revenue	174.3	170.9	168.3	181.2	169.2	164.5	173.4	172.7
Total revenue	404.2	405.6	400.7	405.4	375.8	374.4	380.3	384.2
Cost of parking services
Lease contracts	128.7	134.5	136.0	133.6	112.1	112.0	116.5	115.1
Management contracts	60.0	53.8	53.6	50.9	59.2	50.0	46.8	51.9
Reimbursed management contract expense	174.3	170.9	168.3	181.2	169.2	164.5	173.4	172.7
Total cost of parking services	363.0	359.2	357.9	365.7	340.5	326.5	336.7	339.7
Gross profit
Lease contracts	7.1	11.9	10.6	8.5	4.5	13.0	12.5	10.9
Management contracts	34.1	34.5	32.2	31.2	30.8	34.9	31.1	33.6
Total gross profit	41.2	46.4	42.8	39.7	35.3	47.9	43.6	44.5
General and administrative expenses	25.7	24.7	23.8	23.1	26.1	25.0	24.1	26.3
Depreciation and amortization	7.9	8.2	8.2	9.7	7.2	7.7	7.6	7.8
Operating income	7.6	13.5	10.8	6.9	2.0	15.2	11.9	10.4
Other expense (income)
Interest expense	4.0	3.0	3.0	2.7	4.8	4.8	4.2	4.0
Interest income	(0.1)	—	—	(0.1)	(0.1)	(0.1)	(0.1)	(0.1)
Gain on sale of business	—	—	(0.5)	—	—	—	—	—
Gain on contribution of a business to an unconsolidated entity	—	—	—	—	—	—	—	(4.1)
Equity in losses from investment in unconsolidated entity	0.5	0.3	0.4	0.5	—	—	—	0.3
Total other expenses (income)	4.4	3.3	2.9	3.1	4.7	4.7	4.1	0.1
Earnings (loss) before income taxes	3.2	10.2	7.9	3.8	(2.7)	10.5	7.8	10.3
Income tax expense (benefit)	1.3	(0.4)	3.5	0.4	(7.4)	4.2	2.8	0.2
Net income	1.9	10.6	4.4	3.4	4.7	6.3	5.0	10.1
Less: Net income attributable to noncontrolling interest	0.5	0.8	0.8	0.8	0.5	0.9	0.8	0.8
Net income attributable to SP Plus Corporation	$1.4	$9.8	$3.6	$2.6	$4.2	$5.4	$4.2	$9.3
Common stock data
Net income per share
Basic	$0.06	$0.44	$0.17	$0.11	$0.20	$0.24	$0.20	$0.42
Diluted	$0.06	$0.43	$0.16	$0.11	$0.19	$0.24	$0.19	$0.41
Weighted average shares outstanding
Basic	22,127,725	22,145,190	22,205,707	22,276,763	21,977,836	21,991,965	21,997,394	22,071,706
Diluted	22,528,608	22,521,832	22,548,166	22,486,888	22,351,845	22,398,886	22,426,787	22,451,557

21. Subsequent Events
On February 19, 2016, the Company and Central’s former stockholders received a non-appealable and binding decision from an independent public accounting firm indicating that Net Debt Working Capital as of September 30, 2012 was $291.6 million, or $6.6 million above the Upper Threshold. Therefore, the Company recognized an expense of $1.6 million ($0.9 million, net of tax) in General and administrative expenses for certain of the other amounts disallowed under the Net Debt Working Capital calculation as of and for the year ended December 31, 2015, respectively.

See Note 2. Acquisition for disclosure regarding the non-appealable and binding decision by the independent public accounting firm on Net Debt Working Capital, including impacts to our Consolidated Financial Statements, and the Company's indemnification from Central's former stockholders for for certain defined adverse consequences as set forth in the Merger Agreement (including with respect to Structural and Repair Costs).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SP PLUS CORPORATION
Date: March 1, 2016	By:	/s/ VANCE C. JOHNSTON
Vance C. Johnston
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ G MARC BAUMANN	Director, President and Chief Executive Officer (Principal Executive Officer)	March 1, 2016
G Marc Baumann
/s/ KAREN M. GARRISON	Director	March 1, 2016
Karen M. Garrison
/s/ PAUL HALPERN	Director	March 1, 2016
Paul Halpern
/s/ ROBERT S. ROATH	Director	March 1, 2016
Robert S. Roath
/s/ WYMAN T. ROBERTS	Director	March 1, 2016
Wyman T. Roberts
/s/ DOUGLAS R. WAGGONER	Director	March 1, 2016
Douglas R. Waggoner
/s/ JONATHAN P. WARD	Director	March 1, 2016
Jonathan P. Ward
/s/ JAMES A. WILHELM	Director and Non-Executive Chairman	March 1, 2016
James A. Wilhelm
/s/ GORDON H. WOODWARD	Director	March 1, 2016
Gordon H. Woodward
/s/ VANCE C. JOHNSTON	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 1, 2016
Vance C. Johnston
/s/ KRISTOPHER H. ROY	Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer and Duly Authorized Officer)	March 1, 2016
Kristopher H. Roy

SP PLUS CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Reductions (1)	Balance at End of Year
(millions)
Allowance for doubtful accounts
Year ended December 31, 2015	$1.0	$0.7	$(0.8)	$0.9
Year ended December 31, 2014	0.7	0.7	(0.5)	1.0
Year ended December 31, 2013	$0.5	$0.6	$(0.4)	$0.7
Tax valuation account
Year ended December 31, 2015	$12.3	—	(5.5)	$6.8
Year ended December 31, 2014	21.3	—	(9.0)	$12.3
Year ended December 31, 2013	$25.3	2.1	(6.0)	$21.3

(1)	Represents uncollectible accounts written off and reversal of provision.

INDEX TO EXHIBITS

Exhibit Number		Description
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

3.2		Fourth Amended and Restated Bylaws of the Company dated January 1, 2010 (incorporated by reference to exhibit 3.1 of the Company's Current Report on Form 8-K filed on January 27, 2010).
3.2.1		Amendment to Fourth Amended and Restated Bylaws of the Company dated January 1, 2010 (incorporated by reference to exhibit 3.1 of the Company's Current Report on Form 8-K filed on February 22, 2016).

4.1	*	Specimen common stock certificate.

10.1	^
Amended and Restated Credit Agreement, dated as of February 20, 2015, by and among the Company, Bank of America, N.A., as administrative agent, an issuing lender and wing-line lender; Wells Fargo Bank, N.A., as an issuing lender and syndication agent; U.S. Bank National Association, First Hawaiian Bank and BMO Harris Bank N.A., as co-documentation agents; Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities LLC and J.P. Morgan Securities LLC, as joint lead arrangers and joint book managers, and the lenders party thereto (incorporated by reference to exhibit 10.1.2 of the Company's Annual Report on Form 10-K filed for on March 6, 2015).

10.1.1
Amendment No. 1 to Restated Credit Agreement, dated as of April 29, 2015, by and among the Company, Bank of America, N.A., as administrative agent, an issuing lender and wing-line lender; Wells Fargo Bank, N.A., as an issuing lender and syndication agent; U.S. Bank National Association, First Hawaiian Bank and BMO Harris Bank N.A., as co-documentation agents; Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities LLC and J.P. Morgan Securities LLC, as joint lead arrangers and joint book managers, and the lenders party thereto (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 1, 2015).

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

10.5.1	+
First Amendment to Deferred Compensation Agreement dated January 25, 2012, between the Company and James A. Wilhelm (incorporated by reference to exhibit 10.7.1 of the Company's Annual Report on Form 10-K filed on March 15, 2012).

10.6	+	Employment Agreement dated May 18, 1998 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.24 of the Company's Annual Report on Form 10-K filed for December 31, 2001).

10.6.1	+
First Amendment to Employment Agreement dated as of November 7, 2001 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.25 of the Company's Annual Report on Form 10-K filed for December 31, 2001).

Exhibit Number		Description
10.6.2	+
Second Amendment to Employment Agreement dated as of August 1, 2003 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.7.2 of the Company's Registration Statement on Form S-1, File No. 333-112652, filed on February 10, 2004).

10.6.3	+
Third Amendment to Employment Agreement dated as of April 1, 2005 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.7.3 of the Company's Annual Report on Form 10-K filed on March 13, 2009).

10.6.4	+
Fourth Amendment to Employment Agreement dated as of December 29, 2008 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.7.4 of the Company's Annual Report on Form 10-K filed on March 13, 2009).

10.6.5	+
Fifth Amendment to Employment Agreement dated as of January 28, 2009 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.7.5 of the Company's Annual Report on Form 10-K filed on March 13, 2009).

10.7	+
Amended and Restated Executive Employment Agreement dated as of December 1, 2002 between the Company and John Ricchiuto (incorporated by reference to exhibit 10.22.2 of the Company's Annual Report on Form 10-K filed for December 31, 2002).

10.7.1	+
First Amendment to Amended and Restated Executive Employment Agreement dated as of April 11, 2005, between the Company and John Ricchiuto (incorporated by reference to exhibit 10.3 of the Company's Current Report on Form 8-K filed on March 7, 2005).

10.7.2	+
Second Amendment to Employment Agreement dated as of December 28, 2008 between the Company and John Ricchiuto (incorporated by reference to exhibit 10.10.2 to the Company's Annual Report on Form 10-K filed for December 31, 2012).

10.7.3	+
Third Amendment to Employment Agreement dated as of April 2, 2012 between the Company and John Ricchiuto (incorporated by reference to exhibit 10.8 to the Company's Quarterly Report on Form 10-Q filed for June 30, 2012).

10.8	+
Amended and Restated Employment Agreement dated March 1, 2005, between the Company and Steven A. Warshauer (incorporated by reference to exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 7, 2005).

10.8.1	+
First Amendment to Employment Agreement dated as of December 29, 2008 between the Company and Steven A. Warshauer (incorporated by reference to exhibit 10.11.1 to the Company's Annual Report on Form 10-K filed for December 31, 2012).

10.8.2	+
Second Amendment to Employment Agreement dated as of April 2, 2012 between the Company and Steven A. Warshauer (incorporated by reference to exhibit 10.9 to the Company's Quarterly Report on Form 10-Q filed for June 30, 2012).

10.9	+	Amended and Restated Executive Employment Agreement between the Company and G Marc Baumann dated November 19, 2014 effective as of January 1, 2015.

10.10	+
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

10.10.2	+
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

Exhibit Number		Description
10.11.1	+
First Amendment to Amended and Restated Executive Employment Agreement dated December 29, 2008 between the Company and Gerard M. Klaisle (incorporated by reference to exhibit 10.14.1 of the Company's Annual Report on Form 10-K filed on March 12, 2010).

10.11.2	+
Second Amendment to Amended and Restated Executive Employment Agreement dated July 28, 2011 between the Company and Gerald M. Klaisle (incorporated by reference to exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on November 7, 2011).

10.12	+
Employment Agreement, dated as of September 10, 2012, between the Company and William Bodenhamer (incorporated by reference to exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed for September 30, 2012).

10.13	+
Employment Agreement, dated as of September 10, 2012, between the Company and Rob Toy (incorporated by reference to exhibit 10.9 to the Company's Quarterly Report on Form 10-Q filed for September 30, 2012).

10.14	+
Employment Agreement effective as of March 3, 2014 by and between the Company and Vance C. Johnston (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 1-K/A filed on March 31, 2014).

10.15	+
Employment Agreement between the Company and Hector Chevalier dated July 14, 2014 and made effective as of July 1, 2014 (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K filed on July 17, 2014).

10.16	+
Long-Term Incentive Plan dated as of May 1, 2004 (incorporated by reference to exhibit 10.12 of Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 333-112652, filed on May 10, 2004).

10.16.1	+	Long-Term Incentive Plan Amendment effective as of April 22, 2008 (incorporated by reference to Appendix B of the Company's 2008 Proxy on Form DEF 14A, filed on April 1, 2008).

10.17	*+	Form of Performance Share Agreement between the Company and Recipient.
10.18	+	Form of the Company's Restricted Stock Unit Agreement dated as of July 1, 2008 (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K filed on July 2, 2008).
10.18.1	+	First Amendment to Form of the Company's Restricted Stock Unit Agreement (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K as filed on August 6, 2009).
10.18.2	+
Second Amendment to Form of the Company's Restricted Stock Unit Agreement dated May 27, 2011 (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K filed on June 2, 2011).

10.19
Office Lease dated as of October 31, 2012 between the Company and Piedmont—Chicago Center Owner, LLC (incorporated by reference to exhibit 10.23 of the Company's Annual Report on Form 10-K filed for December 31, 2013).

10.20
Office Lease dated as of October 17, 2013 between the Company and Riverview Business Center I & II, LLC (incorporated by reference to exhibit 10.23 of the Company's Annual Report on Form 10-K filed for December 31, 2013).

10.21		Form of Property Management Agreement (incorporated by reference to exhibit 10.30 of the Company's Annual Report on Form 10-K filed on March 10, 2006).

10.22
Guaranty Agreement of APCOA/Standard Parking, Inc. dated as of March 2000 to and for the benefit of the State of Connecticut, Department of Transportation (incorporated by reference to exhibit 10.27 of the Company's Annual Report on Form 10-K filed on March 13, 2009).

10.23
Construction, Financing and Operating Special Facility Lease Agreement dated as of March 2000 between the State of Connecticut Department of Transportation and APCOA Bradley Parking Company, LLC (incorporated by reference to exhibit 10.28 of the Company's Annual Report on Form 10-K filed on March 13, 2009).

10.24
Trust Indenture dated March 1, 2000 between State of Connecticut and First Union National Bank as Trustee (incorporated by reference to exhibit 10.29 of the Company's Annual Report on Form 10-K filed on March 13, 2009).

10.25
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

Exhibit Number		Description
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

10.28
The Closing Agreements, dated February 28, 2012, between the Company and each of Versa Capital Fund I, L.P. and Versa Capital Fund I Parallel, L.P. (incorporated by reference to exhibit 10.4 of the Company's Current Report on Form 8-K filed on February 29, 2012).

10.29
Closing Agreement, dated as of October 2, 2012, between the Company and Kohlberg CPC Rep, LLC (incorporated by reference to exhibit 10.2 of the Company's Current Report on Form 8-K filed on October 2, 2012).

10.30
Closing Agreement, dated as of October 2, 2012, between the Company and 2929 CPC HoldCo, LLC (incorporated by reference to exhibit 10.3 of the Company's Current Report on Form 8-K filed on October 2, 2012).

10.31
Closing Agreement, dated as of October 2, 2012, between the Company and VCM STAN-CPC Holdings, LLC (incorporated by reference to exhibit 10.4 of the Company's Current Report on Form 8-K filed on October 2, 2012).

10.32		Closing Agreement, dated as of October 2, 2012, between the Company and West-FSI, LLC (incorporated by reference to exhibit 10.5 of the Company's Current Report on Form 8-K filed on October 2, 2012).

10.33
Closing Agreement, dated as of October 2, 2012, between the Company and Sailorshell and Co. (incorporated by reference to exhibit 10.6 of the Company's Current Report on Form 8-K filed on October 2, 2012).

10.34
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

14.1		Code of Ethics (incorporated by reference to exhibit 14.1 of the Company's Annual Report on Form 10-K for December 31, 2002).

21	*	Subsidiaries of the Company.

23	*	Consent of Independent Registered Public Accounting Firm dated as of March 1, 2016.

31.1	*	Section 302 Certification dated March 1, 2016 for G Marc Baumann, Director, President and Chief Executive Officer (Principal Executive Officer).

31.2	*	Section 302 Certification dated March 1, 2016 for Vance C. Johnston, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer).

31.3	*	Section 302 Certification dated March 1, 2016 for Kristopher H. Roy, Vice President Corporate Controller and Assistant Treasurer (Principal Accounting Officer and Duly Authorized Officer).

32	**	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 1, 2016.

101.INS	*	XBRL Instance Document.

101.SCH	*	XBRL Taxonomy Extension Schema.

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	*	XBRL Taxonomy Extension Label Linkbase.

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase.
_______________________________________________________________________________

* Filed herewith.
** Furnished herewith.
+ Management contract or compensation plan, contract or agreement.
^ Confidential treatment has been granted with respect to certain portions of this Exhibit pursuant to a confidential treatment order granted by the Securities and Exchange Commission. Omitted portions have been separately filed with the Securities and Exchange Commission.