Form 10-Q
period 2016-03-31
SP Plus Corp
filed 2016-05-04
CIK 1059262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 3, 2016, there were 22,355,171 shares of common stock of the registrant outstanding.

SP PLUS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

SP Plus Corporation
Condensed Consolidated Balance Sheets

(millions, except for share and per share data)	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Cash and cash equivalents	$30.8	$18.7
Notes and accounts receivable, net	106.6	105.1
Prepaid expenses and other	22.5	13.9
Deferred taxes	12.3	12.3
Total current assets	172.2	150.0
Leasehold improvements, equipment, land and construction in progress, net	32.4	34.6
Other assets
Advances and deposits	4.4	5.0
Other intangible assets, net	72.1	75.9
Favorable acquired lease contracts, net	35.9	38.1
Equity investments in unconsolidated entities	18.8	19.0
Other assets, net	18.4	18.3
Cost of contracts, net	10.6	11.9
Goodwill	431.5	431.3
Total other assets	591.7	599.5
Total assets	$796.3	$784.1
Liabilities and stockholders’ equity
Accounts payable	$100.1	$95.1
Accrued rent	21.9	22.9
Compensation and payroll withholdings	22.3	21.0
Property, payroll and other taxes	7.7	8.6
Accrued insurance	19.9	19.4
Accrued expenses	25.3	25.4
Current portion of obligations under Restated Credit Facility and other long-term borrowings	16.5	15.2
Total current liabilities	213.7	207.6
Deferred taxes	—	—
Long-term borrowings, excluding current portion
Obligations under Restated Credit Facility	217.4	209.4
Other long-term borrowings	0.4	0.5
	217.8	209.9
Unfavorable acquired lease contracts, net	47.7	50.3
Other long-term liabilities	67.5	66.2
Total noncurrent liabilities	333.0	326.4
Stockholders’ equity
Preferred Stock, par value $0.01 per share; 5,000,000 shares authorized as of March 31, 2016 and December 31, 2015; no shares issued	—	—
Common stock, par value $0.001 per share; 50,000,000 shares authorized as of March 31, 2016 and December 31, 2015; 22,328,578 shares issued and outstanding as of March 31, 2016 and December 31, 2015.	—	—
Additional paid-in capital	248.4	247.9
Accumulated other comprehensive loss	(1.2)	(1.1)
Retained earnings	2.8	2.8
Total SP Plus Corporation stockholders’ equity	250.0	249.6
Noncontrolling interest	(0.4)	0.5
Total stockholders’ equity	249.6	250.1
Total liabilities and stockholders’ equity	$796.3	$784.1

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation
Condensed Consolidated Statements of Income

	Three Months Ended
(millions, except for share and per share data) (unaudited)	March 31, 2016	March 31, 2015
Parking services revenue
Lease contracts	$138.5	$135.8
Management contracts	91.2	94.1
	229.7	229.9
Reimbursed management contract revenue	167.9	174.3
Total revenue	397.6	404.2
Cost of parking services
Lease contracts	130.6	128.7
Management contracts	60.7	60.0
	191.3	188.7
Reimbursed management contract expense	167.9	174.3
Total cost of parking services	359.2	363.0
Gross profit
Lease contracts	7.9	7.1
Management contracts	30.5	34.1
Total gross profit	38.4	41.2
General and administrative expenses	24.6	25.7
Depreciation and amortization	9.2	7.9
Operating income	4.6	7.6
Other expenses (income)
Interest expense	2.8	4.1
Interest income	(0.2)	(0.1)
Equity in losses from investment in unconsolidated entity	0.5	0.5
Total other expenses (income)	3.1	4.5
Earnings before income taxes	1.5	3.1
Income tax expense	0.9	1.3
Net income	0.6	1.8
Less: Net income attributable to noncontrolling interest	0.6	0.5
Net income attributable to SP Plus Corporation	$—	$1.3
Common stock data
Net income per share
Basic	$—	$0.06
Diluted	$—	$0.06
Weighted average shares outstanding
Basic	22,328,578	22,127,725
Diluted	22,593,505	22,528,609

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation
Condensed Consolidated Statements of Comprehensive (Loss) Income

	Three Months Ended
(millions) (unaudited)	March 31, 2016	March 31, 2015
Net income	$0.6	$1.8
Other comprehensive expense	(0.1)	(0.5)
Comprehensive income	0.5	1.3
Less: Comprehensive income attributable to noncontrolling interest	0.6	0.5
Comprehensive (loss) income attributable to SP Plus Corporation	$(0.1)	$0.8

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation
Condensed Consolidated Statements of Cash Flows

	Three Months Ended
(millions) (unaudited)	March 31, 2016	March 31, 2015
Operating activities
Net income	$0.6	$1.8
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	9.4	8.0
Net (accretion) amortization of acquired lease contracts	(0.4)	(0.3)
(Gain) loss on sale of equipment	(0.6)	—
Amortization of debt issuance costs	0.2	0.3
Amortization of original discount on borrowings	0.1	0.8
Non-cash stock-based compensation	0.6	0.6
Provisions for losses on accounts receivable	0.1	0.1
Deferred income taxes	0.1	(0.5)
Changes in operating assets and liabilities
Notes and accounts receivable	(1.5)	(6.2)
Prepaid assets	(9.8)	5.6
Other assets	0.3	0.9
Accounts payable	5.0	(4.7)
Accrued liabilities	0.7	(12.5)
Net cash provided by (used in) operating activities	4.8	(6.1)
Investing activities
Purchase of leasehold improvements and equipment	(2.5)	(2.7)
Proceeds from sale of equipment and contract terminations	2.8	—
Cost of contracts purchased	(0.3)	(2.4)
Net cash used in investing activities	—	(5.1)
Financing activities
Payments on senior credit facility revolver (Senior Credit Facility and Restated Credit Facility)	(68.6)	(116.6)
Proceeds from senior credit facility revolver (Senior Credit Facility and Restated Credit Facility)	81.3	123.7
Proceeds from term loan (Restated Credit Facility)	—	10.4
Payments on term loan (Senior Credit Facility and Restated Credit Facility)	(3.8)	(3.8)
Payments on other long-term borrowings	(0.1)	(0.1)
Distribution to noncontrolling interest	(1.5)	(0.5)
Payments of debt issuance costs and original discount on borrowings	(0.1)	(1.2)
Net cash provided by financing activities	7.2	11.9
Effect of exchange rate changes on cash and cash equivalents	0.1	(0.2)
Increase in cash and cash equivalents	12.1	0.5
Cash and cash equivalents at beginning of year	18.7	18.2
Cash and cash equivalents at end of period	$30.8	$18.7
Supplemental disclosures
Cash paid during the period for
Interest	$2.4	$3.3
Income taxes, net	$0.4	$4.7

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation
Notes to Condensed Consolidated Financial Statements
(millions, except for share and per share data) (unaudited)

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

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures normally included in the Condensed Consolidated Balance Sheets, Statements of Income, Comprehensive (Loss) Income and Cash Flows prepared in conformity with U.S. GAAP have been condensed or omitted as permitted by such rules and regulations.

In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 2016 are not necessarily indicative of the results that might be expected for any other interim period or the fiscal year ended December 31, 2016. The financial statements presented in this report should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed on March 1, 2016.

Cash and cash equivalents

Cash equivalents represent funds temporarily invested in money market instruments with maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value. Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements was $1.2 million and $0.9 million as of March 31, 2016 and December 31, 2015, respectively, and are included within Cash and cash equivalents within the Consolidated Balance Sheets.

Financial Instruments

The carrying values of cash, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these financial instruments. Book overdrafts of $26.4 million and $25.8 million are included within Accounts payable within the Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, respectively. Long-term debt has a carrying value that approximates fair value because these instruments bear interest at variable market rates.

Equity Investments in Unconsolidated Entities

The Company has ownership interests in 38 partnerships, joint ventures or similar arrangements that operate parking facilities, of which 29 are consolidated under the VIE or voting interest models and 9 are unconsolidated where the Company’s ownership interests range from 30-50 percent and for which there are no indicators of control. The Company accounts for such investments under the equity method of accounting, and its underlying share of each investee’s equity is included in Equity investments within the Condensed Consolidated Balance Sheets. As the operations of these entities are consistent with the Company’s underlying core business operations, the equity in earnings of these investments are included in Parking services revenue—Lease contracts within the Condensed Consolidated Statements of Income. The equity earnings in these related investments was $0.5 million and $0.4 million for the three months ended March 31, 2016 and 2015, respectively.

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

Non-Controlling Interests

Noncontrolling interests represent the noncontrolling holders’ percentage share of income or losses from the subsidiaries in which the Company holds a majority, but less than 100 percent, ownership interest and the results of which are consolidated and included within the Condensed Consolidated Financial Statements.

Sale of Business

During the third quarter 2015, the Company signed an agreement to sell and subsequently sold portions of the Company’s security business primarily operating in the Southern California market to a third-party for a gross sales price of $1.8 million which resulted in a gain on sale of business of $0.5 million, net of legal and other expenses. The assets under the sale agreement met the definition of a business as defined by ASU 805-10-55-4.  Cash consideration received during the third quarter 2015, net of legal and other expenses, was $1.0 million with the remaining consideration for the sale of the business being classified as contingent consideration, which per the sale agreement is based on the performance of the business and retention of current customers over an eighteen-month period, and due from the buyer in February 2017.  The contingent consideration was valued at fair value as of the date of sale of the business and resulted in the Company recognizing a contingent consideration receivable from the buyer in the amount of $0.5 million.  The pre-tax profit for the operations of the sold business was not significant to prior periods presented.  See Note 6. Fair Value Measurement for the fair value of the contingent consideration receivable as of March 31, 2016.

Interest Rate Swap Transactions

In October 2012, the Company entered into Interest Rate Swap transactions (collectively, the “Interest Rate Swaps”) with each of JPMorgan Chase Bank, N.A., Bank of America, N.A. and PNC Bank, N.A. in an initial aggregate Notional Amount of $150.0 million (the “Notional Amount”). The Interest Rate Swaps have a termination date of September 30, 2017. The Interest Rate Swaps effectively fix the interest rate on an amount of variable interest rate borrowings under the Company's credit agreements, originally equal to the Notional Amount at 0.7525% per annum plus the applicable margin rate for LIBOR loans under the Company's credit agreements, determined based upon the Company’s consolidated total debt to EBITDA ratio. The Notional Amount is subject to scheduled quarterly amortization that coincides with quarterly prepayments of principal under the Company's credit agreements. These Interest Rate Swaps are classified as cash flow hedges, and the Company assesses the effectiveness of the hedge on a monthly basis. The ineffective portion of the cash flow hedge is recognized in earnings as an increase of interest expense. As of March 31, 2016, no ineffectiveness of the hedge has been recognized in interest expense. See Note 6. Fair Value Measurement for the fair value of the interest rate swap as of March 31, 2016 and December 31, 2015.

The Company does not enter into derivative instruments for any purpose other than for cash flow hedging purposes.

Recently Issued Accounting Pronouncements

Adopted Accounting Pronouncements

In September 2015, the the Financial Accounting Standards Board ("the FASB") issued Accounting Standards Update ("ASU") No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires that an acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  The amendment requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  The ASU also requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.  ASU No. 2015-16 is effective for interim and annual reporting periods beginning after December 15, 2015.  The Company adopted the standard as of March 2016 on a prospective basis as required. The adoption of this standard did not have a material impact on the Company's financial position, results of operations, cash flows, and financial statement disclosures.

In February 2015, the FASB issued ASU No. 2015-2, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-2 amends certain aspects of the consolidation guidance under U.S. GAAP. It modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities and also eliminates the presumption that a general partner should consolidate a limited partnership. The guidance also affects the consolidation analysis as it relates to interests in VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015 and retrospective adoption is required either through a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the year of adoption or retrospectively for all comparative periods. The Company adopted the standard as of March 2016. The Company evaluated the latest consolidation analysis under ASU 2015-02, which was performed as of December 2015. The Company also evaluated updates to entity arrangements after December 2015. The adoption of this standard did not have an impact on the Company's financial position, results of operations, cash flows, and financial statement disclosures.

In January 2015, the FASB issued ASU No. 2015-1, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This Update eliminates from GAAP the concept of extraordinary items. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company adopted the standard as of March 2016. The adoption of this standard did not have an impact on the Company's financial position, results of operations, cash flows, and financial statement disclosures.

In June 2014, the FASB issued ASU No. 2014-12 Compensation - Stock Compensation (Topic 718), Accounting for Share Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation—Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods. The Company adopted the standard as of March 2016. The Company reviewed current stock compensation award programs and noted the adoption of ASU 2014-12 did not have an impact on the Company's financial position, results of operations, cash flows, and financial statement disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. ASU 2015-03 requires retrospective application and represents a change in accounting principle. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015 with early adoption being permitted for financial statements that have not been previously issued. The Company adopted ASU 2015-03 as of December 2015 on a retrospective basis and reclassified debt issuance costs from Other assets to a direct reduction from the carrying amount of the (i) Current portion of obligations under the Restated Senior Credit Facility borrowings and (ii) Long-term obligations under the Restated Credit Facility borrowings within the Consolidated Balance Sheets. See Note 11. Borrowing Arrangements for further detail on the Company's debt instruments.

Accounting Pronouncements to be Adopted

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for share-based payment award transactions and their presentation in the financial statements. The new guidance will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled, eliminating APIC pools. The guidance will also require companies to elect whether to account for forfeitures of share-based payments by (1) recognizing forfeitures of awards as they occur (e.g., when an award does not vest because the employee leaves the company) or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. These and other requirements of ASU No. 2016-09 are effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted in any annual or interim period for which financial statements haven't been issued or made for issuance. However, all aspects of the guidance must be adopted in the same period. If an entity early adopts the guidance in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently assessing the impact of adopting this standard on the Company’s financial position, results of operations, cash flows and financial statement disclosures.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The ASU clarifies that the analysis must focus on whether a company has control of the goods or services before they are transferred to the customer. Specifically under the ASU, an entity determines the nature of the goods or services provided to the customer and whether it controls each specified good or service before it is transferred to the customer. An entity can be a principal for some goods or services and an agent for others within the same contract. In general, a company is a principal if it controls the goods or services before transferring them to the customer. If it is not certain the company has control, it would evaluate three indicators that control has been obtained before the entity transfers the goods or services to a customer: (1) the entity is primarily responsible for fulfillment, (2) the entity has inventory risk before or after the good or service is transferred to the customer, and (3) the entity has discretion to establish pricing. Credit risk does not indicate that an entity has obtained control. Companies will need to re-evaluate their principal-agent conclusions using the new guidance as they prepare to adopt the new revenue standard. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements of ASU No. 2014-09, Revenue from Contracts with Customers. The Company is currently assessing the impact of adopting this standard on the Company’s financial position, results of operations, cash flows and financial statement disclosures.

In March 2016, the FASB issued ASU No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to Equity Method of Accounting, which eliminates the requirements to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. Under ASU 2016-08, the equity method of accounting should be applied prospectively from the date significant influence is obtained. The new standard also provides specific guidance for available-for-sale securities that become eligible for the equity method of accounting. In those cases, any unrealized gain or loss recorded within accumulated other comprehensive income should be recognized in earnings at the date the investment initially qualifies for the use of the equity method. The new standard is effective for interim and annual periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently assessing the impact of adopting the standard on the Company's financial reporting for impacted entities, cash flows and financial statement disclosures.

In March 2016, the FASB issues ASU No. 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. The new guidance clarifies that a change in the counterparty to a derivative contract, in and of itself, does not require the dedesignation of a hedging relationship. An entity will, however, still need to evaluate whether it is probable that the counterparty will perform under contract as part of its ongoing effectiveness assessment for hedge accounting. Therefore, a novation of a derivative to a counterparty with a sufficiently high credit risk could still result in the dedesignation of the hedging relationship. ASU 2016-05 is effective in fiscal years beginning after December 15, 2016, including interim periods within those years. Early adoption is permitted and entities have the option to adopt the new ASU on a prospective basis to new derivative contract novations or on a modified retrospective basis. The Company is currently assessing the impact of adopting the standard on the Company's financial reporting for impacted entities, cash flows and financial statement disclosures.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires entities to present deferred tax assets and liabilities as noncurrent on the balance sheet. This ASU simplifies current guidance which requires entities to separately classify deferred tax assets and liabilities as current or noncurrent on the balance sheet. The new guidance will be effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those years. The guidance may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively (i.e., by reclassifying the comparative balance sheet). If applied prospectively, entities are required to include a statement that prior periods were not retrospectively adjusted. If applied retrospectively, entities are also required to include quantitative information about the effects of the change on prior periods. ASU 2015-17 is currently being assessed by the Company for impacts on the Company's financial position, results of operations, cash flows and financial statement disclosures.

In May 2014, the FASB issued ASU No. 2014-9, Revenue from Contracts with Customers (Topic 606). The amendments in ASU No. 2014-9 create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry specific revenue recognition guidance. In addition, the amendments supersede the cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contract, and create a new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The amendments are effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2017. Early adoption is not permitted. The Company is currently assessing the impact of adopting this standard on the Company’s financial position, results of operations, cash flows and financial statement disclosures.

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

Contracts Acquired in the Central Merger

Certain lease contracts acquired in the Central Merger include provisions allocating to the Company responsibility for the cost of certain structural and other repairs required to be made to the leased property, including improvement and repair costs arising as a result of ordinary wear and tear. The Company recorded $0.1 million of costs during each of the three months ended March 31, 2016 and 2015 (net of expected recoveries of the total cost recognized by the Company through the applicable indemnity discussed further below and in Note 3. Acquisition) in Cost of parking services—Lease contracts within the Condensed Consolidated Statements of Income for structural and other repair costs related to certain lease contracts acquired in the Central Merger, whereby the Company has expensed repair costs for certain leases and engaged third-party general contractors to complete certain structural and other repair projects, and other indemnity related costs. The Company expects to incur additional costs for certain structural and other repair costs pursuant to the contractual requirements of certain lease contracts acquired in the Central Merger (“Structural and Repair Costs”). Based on information available at this time, the Company currently expects to incur additional Structural and Repair Costs of $1.5 million.  While the Company is unable to estimate with certainty when such remaining costs will be incurred, it is expected that a substantial majority of these costs will be incurred in early- to mid-calendar year 2016.  The Company currently expects to recover 80% of the Structural and Repair Costs incurred and related to certain lease contracts acquired in the Central Merger through the applicable indemnity discussed further in Note 3. Acquisition.

Holten Settlement

In March 2010, John V. Holten, a former indirect controlling shareholder of the Company, filed a lawsuit against the Company in the United States District Court, District of Connecticut. Mr. Holten was terminated as the Company's chairman in October 2009. The lawsuit alleged breach of his employment agreement and claimed that the agreement entitled Mr. Holten to payments worth more than $3.8 million. The Company filed an answer and counterclaim to Mr. Holten's lawsuit in 2010.

In March 2016, the Company and Mr. Holten settled all claims in connection with the original lawsuits ("Holten Settlement"). Per the settlement, the Company will pay Mr. Holten $3.4 million of which $1.9 million will be recovered by the Company through the Company's directors and officers liability insurance policies. The Company recognized an expense, net of insurance recoveries, related to the Holten Settlement of $1.5 million for the three months ended March 31, 2016.

3. Acquisition

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

Since the Closing Date, the Company has periodically given Central’s former stockholders notice regarding indemnification matters, including with respect to the calculation of Net Debt Working Capital, and has made adjustments for known matters as they arose, although Central’s former stockholders have not agreed to the aggregate of such adjustments made by the Company. During such time, Central’s former stockholders continually requested additional documentation supporting the Company’s indemnification claims, including with respect to the Company’s calculation of Net Debt Working Capital. Furthermore, following the Company's notices of indemnification matters, the representative of Central's former stockholders indicated that they may make additional inquiries and raise issues with respect to the Company's indemnification claims (including, specifically, as to Structural and Repair Costs) and that they may assert various claims of their own relating to the Merger Agreement.

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

In early 2015, the Company and Central’s former stockholders engaged an independent public accounting firm for ultimate resolution, through binding arbitration, regarding its dispute as to the Company’s calculation of Net Debt Working Capital. On April 30, 2015, with respect to the Company's Net Debt Working Capital calculation, the representative of Central's former stockholders submitted specific objections to the Company's calculation, asserting that the Net Debt Working Capital as of September 30, 2012 was $270.8 million ($4.2 million below the Lower Threshold) and on September 21, 2015 submitted a revised calculation, asserting that the Net Debt Working Capital as of September 30, 2012 was $278.0 million ($3.0 million above the Lower Threshold) and therefore no amounts are due to the Company given calculated net Debt Working Capital is between the Lower Threshold and the Upper Threshold. On October 1, 2015, the Company provided notification to Central's former stockholders that the aggregate amount of the Company's (i) Net Debt Working Capital claim of $11.3 million as of September 30, 2012 and (ii) indemnity claims for certain defined adverse consequences as set forth in the Merger Agreement (including with respect to Structural and Repair Costs), exceeded the $27.0 million Cash Consideration and therefore the Company would not be making any Cash Consideration payment pursuant to Section 3.7 of the Merger Agreement. On October 20, 2015, Central's former stockholders provided notification that they deemed the Company's refusal to pay the $27.0 million Cash Consideration to be a violation of the terms of the Merger Agreement.

On February 19, 2016, the Company and Central’s former stockholders received a non-appealable and binding decision from the independent public accounting firm indicating that Net Debt Working Capital as of September 30, 2012 was $291.6 million, or $6.6 million above the Upper Threshold. Furthermore, as part of the independent public accounting firm’s decision over the calculation of Net Debt Working Capital as of September 30, 2012, it was determined by the independent public accounting firm and the Company that $1.5 million of Net Debt Working Capital claims were more appropriately claimable as an adverse consequence indemnification claim, as defined in the Merger Agreement. As such and in conjunction with the independent public accounting firm’s decision on Net Debt Working Capital, the Company (i) reclassified $1.5 million of indemnification claims from the Net Debt Working Capital calculation to indemnification claims for certain adverse consequences; and (ii) recognized an expense of $1.6 million ($0.9 million, net of tax) in General and administrative expenses for certain of the other amounts disallowed under the Net Debt Working Capital calculation as of and for the year ended December 31, 2015. The independent public accounting firm also determined that an additional $1.6 million of Net Debt Working Capital claims were disallowed; however, these Net Debt Working Capital amounts claimed by the Company were not previously recognized by the Company as a cost recovery given their contingent nature and since these claims were not previously recognized as an expense by the Company, the independent public accounting firm’s decision to disallow these claims had no impact to the Company's consolidated financial statements as of and for the year ended December 31, 2015.

As a result of the independent public accounting firm’s decision on the calculation of Net Debt Working Capital, the Company revised its indemnity claims for certain defined adverse consequences from $23.4 million to $24.9 million. On March 11, 2016, the Company provided notification to Central's former stockholders of an additional indemnity claim for $1.6 million and provided further notification that its indemnity claims for certain defined adverse consequences aggregated $26.5 million. The $1.6 million of additional indemnity claim made by the Company in the March 11, 2016 letter was not recognized as a cost recovery given the contingent nature and since this claim was not previously recognized by the Company as an expense.

As previously discussed in Note 2. Commitments and Contingencies, certain lease contracts acquired in the Central Merger include provisions allocating to the Company responsibility for all or a defined portion of the costs of certain structural and other repair costs required on the property, including improvement and repair costs arising as a result of ordinary wear and tear. The Company has reduced the Cash Consideration Amount by $6.6 million, representing the amount that Net Debt Working Capital exceeded the Upper Threshold, and $18.8 million, representing the amount of indemnified claims for certain adverse consequences (including but not limited to Structural and Repair Costs) recognized by the Company as of March 31, 2016. While the Company has submitted $7.7 million of additional indemnity claims for certain adverse consequences (including but not limited to Structural and Repair Costs) to Central's former stockholders, including claims as set for in the March 11, 2016 letter, the Company has not recognized these indemnity claims as a receivable or offset to the Cash Consideration Amount with a corresponding gain or reduction of costs incurred by the Company as these additional indemnified claims are contingent in nature or represent costs which the Company has not yet incurred but which met the requirements of the indemnification provisions established in the Merger Agreement. The

Company has evaluated the nature of the costs and related indemnity claims and has concluded that it is probable that such indemnified claims will sustain any challenge from Central’s former stockholders and recoverability of these indemnified claims is reasonably assured.

The Central Merger has been accounted for using the acquisition method of accounting (in accordance with the provisions of Accounting Standards Codification ("ASC") 805, Business Combinations, prior to the adoption of ASU No. 2015-16), which requires, among other things, that most assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The purchase price has been allocated based on the estimated fair value of net assets acquired and liabilities assumed at the date of the date of acquisition. The Company finalized the purchase price allocation during the third quarter of 2013.
The Company incurred certain acquisition and integration costs associated with the transaction that were expensed as incurred and are reflected in the Consolidated Statements of Income for the three months ended March 31, 2016 and 2015. The Company recognized $0.8 million and $1.5 million of these costs in General and administrative expenses for the three months ended March 31, 2016 and 2015, respectively, and an additional $1.0 million and $nil of costs in Depreciation and amortization expense for the three months ended March 31, 2016 and 2015, respectively.
4. Intangible Assets, net

The following presents a summary of intangible assets, net:

		March 31, 2016 (unaudited)			December 31, 2015
(millions)	Weighted Average Life (in Years)	Acquired Intangibled Assets, Gross (1)	Accumulated Amortization	Acquired Intangible Assets, Net	Acquired Intangible Assets, Gross (1)	Accumulated Amortization	Acquired Intangible Assets, Net
Covenant not to compete	2.8	$0.9	$(0.9)	$—	$0.9	$(0.9)	$—
Trade names and trademarks	0.9	9.8	(8.4)	1.4	9.8	(7.8)	2.0
Proprietary know how	1.1	34.7	(26.9)	7.8	34.7	(25.0)	9.7
Management contract rights	12.6	81.0	(18.1)	62.9	81.0	(16.8)	64.2
Acquired intangible assets, net (2)	11.1	$126.4	$(54.3)	$72.1	$126.4	$(50.5)	$75.9
(1)  Excludes the original cost and accumulated amortization of fully amortized intangible assets.
(2)  Intangible assets have estimated useful lives between one and nineteen years.

	Three Months Ended
(millions)	March 31, 2016	March 31, 2015
Amortization expense related to intangible assets included in depreciation and amortization	$3.8	$3.8

5. Goodwill

The amounts for goodwill and changes to carrying value by operating segment are as follows (unaudited):

(millions)	Region One	Region Two	Region Three	Total
Balance as of December 31, 2015 (1)	$337.5	$62.7	$31.1	$431.3
Foreign currency translation	0.2	—	—	0.2
Balance as of March 31, 2016	$337.7	$62.7	$31.1	$431.5
(1) Due to the new segment reporting effective as of January 1, 2016, goodwill allocated to previous reporting units of Region One, Region Two, and Region Three have been aggregated into a single reporting unit, Region One. See also Note 13. Business Unit Segment Information for further discussion on certain organizational and executive leadership changes.

The Company tests goodwill at least annually for impairment (the Company has elected to annually test for potential impairment of goodwill on the first day of the fourth quarter) and tests more frequently if indicators are present or changes in circumstances suggest that impairment may exist.  The indicators include, among others, declines in sales, earnings or cash flows or the development of a material adverse change in business climate.  The Company assesses goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a reporting unit.

Due to a change in the Company’s segment reporting effective January 1, 2016, the goodwill allocated to certain previous reporting units have been aggregated into a single reporting unit. See also Note 13. Business Unit Segment Information for further disclosure on the Company’s change in reporting segments effective January 1, 2016.

As a result of the change in internal reporting segment information, the Company completed a quantitative impairment analysis (Step One) for goodwill as of January 1, 2016 and concluded that the estimated fair values of each of the Company's reporting units exceeded its carrying amount of net assets assigned to that reporting unit as of January 1, 2016 and immediately prior to the reorganization and therefore no further testing was required (Step Two). In conducting the January 1, 2016 goodwill Step One analysis, the Company analyzed actual and projected growth trends of the reporting units, gross margin, operating expenses and Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") (which also includes forecasted five-year income statement and working capital projection, a market-based weighted average cost of capital and terminal values after five years). The Company also assesses critical areas that may impact its business including economic conditions, market related exposures, competition, changes in service offerings and changes in key personnel. As part of the January 1, 2016 goodwill assessment, the Company engaged a third-party to evaluate its reporting units' fair values. No impairment was recorded as a result of the goodwill impairment test performed.

The reporting units are reported as Region One (Urban), Region Two (Airport transportation) and Region Three (USA Parking reporting unit and event planning and transportation services). For purposes of reportable segments, the goodwill in Region Three is attributable to USA Parking and event planning and transportation services reporting units.

6. Fair Value Measurement

Fair Value Measurements-Recurring Basis

In determining fair value, the Company uses various valuation approaches within the fair value measurement framework. Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability. Applicable accounting literature establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The fair value hierarchy is based on observable or unobservable inputs to valuation techniques that are used to measure fair value. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon its own market assumptions. Applicable accounting literature defines levels within the hierarchy based on the reliability of inputs as follows:

•Level 1: Inputs are quoted prices in active markets for identical assets or liabilities.

•Level 2: Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs other than quoted prices that are observable and market-corroborated inputs, which are derived principally from or corroborated by observable market data.

•Level 3: Inputs that are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis and the basis of measurement at March 31, 2016 and December 31, 2015:

	Fair Value Measurement
	March 31, 2016 (unaudited)			December 31, 2015
(millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Prepaid expenses and other
Contingent consideration receivable	$—	$—	$0.5	$—	$—	$0.5
Interest rate swap	—	—	—	—	0.2	—
Total	$—	$—	$0.5	$—	$0.2	$0.5
Liabilities
Accrued expenses
Interest Rate Swap	$—	$0.2	$—	$—	$—	$—
Total	$—	$0.2	$—	$—	$—	$—

Interest Rate Swap

The Company seeks to minimize risks from interest rate fluctuations through the use of interest rate swap contracts and hedge only exposures in the ordinary course of business. Interest rate swaps are used to manage interest rate risk associated with our floating rate debt. The Company accounts for its derivative instruments at fair value provided it meets certain documentary and analytical requirements to qualify for hedge accounting treatment. Hedge accounting creates the potential for a Consolidated Statements of Income match between the changes in fair values of derivatives and the changes in cost of the associated underlying transactions, in this case interest expense. Derivatives held by us are designated as hedges of specific exposures at inception, with an expectation that changes in the fair value will essentially offset the change in the underlying exposure. Discontinuance of hedge accounting is required whenever it is subsequently determined that an underlying transaction is not going to occur, with any gains or losses recognized in the Consolidated Statements of Income at such time, with any subsequent changes in fair value recognized currently in earnings. Fair values of derivatives are determined based on quoted prices for similar contracts. The effective portion of the change in fair value of the interest rate swap is reported in Accumulated other comprehensive income, a component of Stockholders' equity, and is being recognized as an adjustment to interest expense or other (expense) income, respectively, over the same period the related expenses are recognized in earnings. Ineffectiveness would occur when changes in the market value of the hedged transactions are not completely offset by changes in the market value of the derivative and those related gains and losses on derivatives representing hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized currently in earnings when incurred. No ineffectiveness was recognized during the three months ended March 31, 2016 and 2015.

Contingent Consideration Receivable

During the third quarter 2015, certain assets, which met the definition of a business, were sold to a third-party in an arms-length transaction (see also Note 1. Significant Accounting Policies and Practices for further detail on the sale of the business).  Under the sales agreement, 40% of the sale proceeds from the buyer is contingent in nature and scheduled to be received by the Company in February 2017.  The contingent consideration amount expected to be received by the Company is based on the financial and operational performance of the business sold.  The significant inputs used to derive the Level 3 fair value contingent consideration receivable is the probability of reaching certain revenue growth of the business sold and retention of current customers over an eighteen month period.  The fair value of the contingent consideration receivable as of March 31, 2016 was $0.5 million, with the fair value of the contingent consideration receivable to be remeasured each subsequent reporting period.

Nonrecurring Fair Value Measurements

Certain assets are measured at fair value on a nonrecurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). Non-financial assets such as goodwill, intangible assets, and leasehold improvements, equipment and construction in progress are subsequently measured at fair value when there is an indicator of impairment and recorded at fair value only when impairment is recognized. The Company assesses the impairment of intangible assets annually or whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. The fair value of its goodwill and intangible assets is not estimated if there is no change in events or circumstances that indicate the carrying amount of an intangible asset may not be recoverable. There were no impairment charges for the three months ended March 31, 2016 and 2015.

Financial Instruments Not Measured at Fair Value

The following presents the carrying amounts and estimated fair values of financial instruments not measured at fair value in the Condensed Consolidated Balance Sheet at March 31, 2016 and December 31, 2015:

	March 31, 2016 (unaudited)		December 31, 2015
(millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$30.8	$30.8	$18.7	$18.7
Long-term borrowings
Senior credit facility, net of original discount on borrowings and deferred financing costs	$232.4	$232.4	$223.1	$223.1
Other obligations	1.9	1.9	2.0	2.0

The carrying value of cash and cash equivalents approximates their fair value due to the short-term nature of these financial instruments and has been classified as a Level 1. The fair value of the Senior Credit Facility and Other obligations were estimated to not be materially different from the carrying amount and are generally measured using a discounted cash flow analysis based on current market interest rates for similar types of financial instruments and would be classified as a Level 2.

7. Borrowing Arrangements

Long-term borrowings, in order of preference, consist of:

		Amount Outstanding
(millions)	Maturity Date	March 31, 2016 (unaudited)	December 31, 2015
Senior credit facility, net of original discount on borrowings and deferred financing costs	(1) / (2)	$232.4	$223.1
Other borrowings	Various	1.9	2.0
Total obligations under credit facility and other borrowings		234.3	225.1
Less: Current portion of obligations under credit facility and other borrowings		16.5	15.2
Total long-term obligations under credit facility and other borrowings		$217.8	$209.9
(1) Credit Agreement was due to mature on October 2, 2017.
(2) Restated Credit Agreement matures on February 20, 2020.

Senior Credit Facility

On October 2, 2012, the Company entered into a credit agreement (“Credit Agreement”) with Bank of America, N.A. ("Bank of America"), as administrative agent, Wells Fargo Bank, N.A. ("Wells Fargo Bank") and JPMorgan Chase Bank, as co-syndication agents, U.S. Bank National Association, First Hawaiian Bank and General Electric Capital Corporation, as co-documentation agents, Merrill Lynch, Pierce, Fenner & Smith Inc., Wells Fargo Securities, LLC and J.P. Morgan Securities LLC, as joint lead arrangers and joint book managers, and the lenders party thereto.

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

Pursuant to the terms, and subject to the conditions, of the Restated Credit Agreement, the Lenders have made available to the Company a senior secured credit facility (the “Restated Credit Facility”) that permits aggregate borrowings of $400.0 million consisting of (i) a revolving credit facility of up to $200.0 million at any time outstanding, which includes a $100.0 million sublimit for letters of credit and a $20.0 million sublimit for swing-line loans, and (ii) a term loan facility of $200.0 million (reduced from $250,000 under the Senior Credit Facility). The Company may request increases of the revolving credit facility in an aggregate additional principal amount of $100.0 million. The Restated Credit Facility matures on February 20, 2020.

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

The Company was in compliance with all covenants as of March 31, 2016.

As of March 31, 2016, the Company had $92.2 million of borrowing availability under the Restated Credit Agreement, of which the Company could have borrowed $61.9 million on March 31, 2016 and remained in compliance with the above described covenants as of such date. The additional borrowing availability under the Restated Credit Agreement is limited only as of the Company’s fiscal quarter-end by the covenant restrictions described above. At March 31, 2016, the Company had $52.8 million of letters of credit outstanding under the Restated Senior Credit Facility, with aggregate borrowings against the Restated Senior Credit Facility of $236.2 million (excluding debt discount of $1.6 million and deferred financing cost of $2.2 million).

In connection with and effective upon the execution and delivery of the Restated Credit Agreement on February 20, 2015, the Company recorded losses on extinguishment of debt, relating to debt discount and debt issuance costs, of $0.6 million for the three months ended March 31, 2015.

8. Bradley Agreement

The Company entered into a 25-year agreement with the State of Connecticut (“State”) that expires on April 6, 2025, under which it operates the surface parking and 3,500 garage parking spaces at Bradley International Airport (“Bradley”) located in the Hartford, Connecticut metropolitan area.

The parking garage was financed through the issuance of State of Connecticut special facility revenue bonds and provides that the Company deposits, with the trustee for the bondholders, all gross revenues collected from operations of the surface and garage parking. From these gross revenues, the trustee pays debt service on the special facility revenue bonds outstanding, operating and capital maintenance expense of the surface and garage parking facilities, and specific annual guaranteed minimum payments to the state. Principal and interest on the Bradley special facility revenue bonds increase from approximately $3.6 million in contract year 2002 to approximately $4.5 million in contract year 2025. Annual guaranteed minimum payments to the State increase from approximately $8.3 million in contract year 2002 to approximately $13.2 million in contract year 2024. The annual minimum guaranteed payment to the State by the trustee for the twelve months ended December 31, 2016 and 2015 is $11.3 million and was $11.0 million, respectively. All of the cash flow from the parking facilities are pledged to the security of the special facility revenue bonds and are collected and deposited with the bond trustee. Each month the bond trustee makes certain required monthly distributions, which are characterized as “Guaranteed Payments.”  To the extent the monthly gross receipts generated by the parking facilities are not sufficient for the trustee to make the required Guaranteed Payments, the Company is obligated to deliver the deficiency amount to the trustee, with such deficiency payments representing interest bearing advances to the trustee. The Company does not directly guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.

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

The total deficiency payments to the State, net of reimbursements, as of March 31, 2016 (unaudited) are as follows:

(millions)	2016
Balance at December 31, 2015	$11.6
Deficiency payments made	0.1
Deficiency repayment received	(0.1)
Balance at March 31, 2016	$11.6

For the three months ended March 31, 2016 and 2015, the Company received deficiency repayments (net of payments made) of $nil and $nil, received and recorded interest of $0.1 million and $nil and premium of $nil and $nil, respectively, with the net of these amounts recorded as a reduction in Cost of parking services—Management contracts within the Condensed Consolidated Statements of Income. There were no amounts of estimated deficiency payments accrued as of March 31, 2016 and December 31, 2015, as the Company concluded that the potential for future deficiency payments did not meet the criteria of both probable and estimable.

In addition to the recovery of certain general and administrative expenses incurred, the Bradley Agreement provides for an annual management fee payment, which is based on operating profit tiers. The annual management fee is further apportioned 60% to the Company and 40% to an un-affiliated entity and the annual management fee will be paid to the extent funds are available for the trustee to make a distribution, and are paid after Guaranteed Payments (as defined in the Bradley Agreement), and after the repayment of all deficiency payments, including interest and premium. Cumulative management fees of approximately $16.0 million and $15.7 million have not been recognized as of March 31, 2016 and December 31, 2015, respectively, and no management fees were recognized as revenue for the three months ended March 31, 2016 and 2015.

9. Stock-Based Compensation

Stock Options and Grants

There were no stock options granted during the three months ended March 31, 2016 and 2015. The Company recognized no stock-based compensation expense related to stock options for the three months ended March 31, 2016 and 2015, as all stock options previously granted were fully vested. As of March 31, 2016, there were no unrecognized compensation costs related to unvested stock options.

Restricted Stock Units

During the three months ended March 31, 2016, no restricted stock units were authorized by the Company. During the three months ended March 31, 2016 and 2015, no restricted stock units vested. During the three months ended March 31, 2016, 4,124 restricted stock units were forfeited under the amended and restated Long-Term Incentive Plan and became available for reissuance.
No restricted stock units were forfeited during the three months ended March 31, 2015.

The Company recognized $0.2 million and $0.4 million of stock-based compensation expense related to the restricted stock units for the three months ended March 31, 2016 and 2015, respectively, which is included in General and administrative expenses within the Condensed Consolidated Statements of Income. As of March 31, 2016, there was $2.5 million of unrecognized stock-based compensation costs, net of estimated forfeitures, related to the restricted stock units that are expected to be recognized over a weighted average remaining period of approximately 3.5 years.

Performance Share Units

In September 2014, the Board of Directors authorized a performance-based incentive program under the Company’s Long-Term Incentive Plan (“Performance-Based Incentive Program”), whereby the Company will issue performance share units to certain executive management individuals that represent shares potentially issuable in the future. The objective of the Performance-Based Incentive Program is to link compensation to business performance, encourage ownership of Company stock, retain executive talent, and reward executive performance. The Performance-Based Incentive Program provides participating executive management individuals with the opportunity to earn vested common stock if certain performance targets for pre-tax free cash flow are achieved over a three year performance period and recipients satisfy service-based vesting requirements. The stock-based compensation expense associated with unvested performance share units are recognized on a straight-line basis over the shorter of the vesting period or minimum service period and dependent upon the probable outcome of the number of shares that will ultimately be issued based on the achievement of pre-tax free cash flow over the cumulative three year period.  In March 2016, the Company granted 94,780 performance share units to certain individuals within executive management.  During the three months ended March 31, 2016 and 2015, 4,493 and nil, performance share units were forfeited under the amended and restated Long-

Term Incentive Plan and became available for reissuance.  As of March 31, 2016, 16,602 shares were vested related to certain participating executives being eligible for retirement.

The Company recognized $0.4 million and $0.2 million of stock-based compensation expense related to the Performance-Based Incentive Program for the three months ended March 31, 2016 and 2015, respectively, and is included in General and administrative expenses within the Condensed Consolidated Statements of Income.  Future compensation expense for currently outstanding awards under the Performance Based Incentive Program could reach a maximum of $9.3 million. Stock-based compensation for the Performance-Based Incentive Program is expected to be recognized over a weighted average period of 2.1 years.

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

A reconciliation of the weighted average basic common shares outstanding to the weighted average diluted common shares outstanding is as follows (unaudited):

	Three Months Ended
(millions, except share and per share data)	March 31, 2016	March 31, 2015
Net income attributable to SP Plus Corporation	$—	$1.3
Basic weighted average common shares outstanding	22,328,578	22,127,725
Dilutive impact of share-based awards	264,927	400,884
Diluted weighted average common shares outstanding	22,593,505	22,528,609
Net income per common share
Basic	$—	$0.06
Diluted	$—	$0.06

For the three months ended March 31, 2016 and 2015, performance share units were excluded from the computation of weighted average diluted common share outstanding because the number of shares ultimately issuable is contingent on the Company's performance goals, which were not achieved as of the reporting date.

There are no additional securities that could dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share, other than those disclosed.

11. Comprehensive (Loss) Income

Comprehensive income consists of the following components, net of tax (unaudited):

	Three Months Ended
(millions)	March 31, 2016	March 31, 2015
Net income	$0.6	$1.8
Effective portion of unrealized loss on cash flow hedge	(0.2)	(0.3)
Foreign currency translation	0.1	(0.2)
Comprehensive income	0.5	1.3
Less: Comprehensive income attributable to noncontrolling interest	0.6	0.5
Comprehensive (loss) income attributable to SP Plus Corporation	$(0.1)	$0.8

Accumulated other comprehensive loss is comprised of unrealized gains (losses) on cash flow hedges and foreign currency translation adjustments. The components of changes in accumulated comprehensive loss, net of tax, for the three months ended March 31, 2016 were as follows (unaudited):

(millions)	Foreign Currency Translation Adjustments	Effective Portion of Unrealized Gain (Loss) on Cash Flow Hedge	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2015	$(1.2)	$0.1	$(1.1)
Change in other comprehensive income (loss)	0.1	(0.2)	(0.1)
Balance at March 31, 2016	$(1.1)	$(0.1)	$(1.2)

12. Income Taxes

For the three months ended March 31, 2016, the Company recognized an income tax expense of $0.9 million on pre-tax earnings of $1.5 million compared to $1.3 million income tax expense on pre-tax earnings of $3.1 million for the three months ended March 31, 2015. The effective tax rate for the three months ended March 31, 2016 was 58.0% compared to 42.7% for the three months ended March 31, 2015. The effective tax rate for the three months ended March 31, 2016 increased primarily as a result of a discrete write-off of historical net operating losses attributable to the State of Tennessee, compared to the three months ended March 31, 2015.

As of March 31, 2016, the Company has not identified any uncertain tax positions that would have a material impact on the Company’s financial position. The Company recognizes potential interest and penalties related to uncertain tax positions, if any, in income tax expense.

The tax years that remain subject to examination for the Company’s major tax jurisdictions at March 31, 2016 are shown below:

2011 – 2015         United States — federal income tax
2007 – 2015         United States — state and local income tax
2012 – 2015         Canada and Puerto Rico

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

Each of the operating segments is directly responsible for revenue and expenses related to their operations including direct regional administrative costs. Finance, information technology, human resources, and legal are shared functions that are not allocated back to the three operating segments. The CODM assesses the performance of each operating segment using information about its revenue and gross profit as its primary measure of performance, but does not evaluate segments using discrete asset information. There are no inter-segment transactions and the Company does not allocate interest and other income, interest expense, depreciation and amortization or taxes to operating segments. The accounting policies for segment reporting are the same as for the Company as a whole.

Effective January 1, 2016, the Company began certain organizational and executive leadership changes to align with how the CODM reviews performance and makes decisions in managing the Company and, therefore, changed certain internal operating segment information reported to the CODM. Specifically, the previous internally reported operating segments known as Region One (North), Region Two (South), and Region Three (New York Metropolitan tri-state area of New York, New Jersey, and Connecticut) were aggregated into a single operating segment now known as Region One (Urban). Region Two (Airport transportation operations nationwide) and Region Three (other operating segments of USA Parking and event planning and transportation services), previously known as Region Four and Region Five, respectively, will continue to be reported to the CODM unchanged. All prior periods presented have been restated to reflect the new internal reporting to the CODM.
Region One (Urban) encompasses operations in Alabama, Arizona, California, Colorado, Connecticut, Delaware, District of Columbia, Florida, Georgia, Hawaii, Illinois, Indiana, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, Virginia, Washington, West Virginia, Wisconsin, Puerto Rico, and three Canadian provinces of Alberta, Ontario and Quebec.

Region Two (Airport transportation) encompasses all major airport and transportation operations nationwide.
Region Three encompasses other reporting units of USA Parking and event planning and transportation services.
Other consists of ancillary revenue that is not specifically identifiable to a region and certain unallocated insurance reserve adjustments.
The business is managed based on regions administered by executive vice presidents. The following is a summary of revenues (excluding reimbursed management contract revenue) and gross profit by regions for the three months ended March 31, 2016 and 2015 (unaudited):

	Three Months Ended
(millions)	March 31, 2016	Gross Margin %	March 31, 2015	Gross Margin %
Parking Services Revenue
Region One
Lease contracts	$106.6		$104.8
Management contracts	46.4		47.3
Total Region One	153.0		152.1
Region Two
Lease contracts	30.5		29.7
Management contracts	24.2		25.5
Total Region Two	54.7		55.2
Region Three
Lease contracts	1.3		1.2
Management contracts	17.2		17.6
Total Region Three	18.5		18.8
Other
Lease contracts	0.1		0.1
Management contracts	3.4		3.7
Total Other	3.5		3.8
Reimbursed management contract revenue	167.9		174.3
Total Revenues	$397.6		$404.2
Gross Profit
Region One
Lease contracts	7.2	7%	$5.5	5%
Management contracts	19.5	42%	20.8	44%
Total Region One	26.7		26.3
Region Two
Lease contracts	0.8	3%	0.9	3%
Management contracts	5.8	24%	5.5	22%
Total Region Two	6.6		6.4
Region Three
Lease contracts	0.2	15%	0.2	17%
Management contracts	3.9	23%	3.8	22%
Total Region Three	4.1		4.0
Other
Lease contracts	(0.3)	(300)%	0.5	500%
Management contracts	1.3	38%	4.0	108%
Total Other	1.0		4.5
Total gross profit	38.4		$41.2
General and administrative expenses	24.6		25.7
General and administrative expense percentage of gross profit	64%		62%
Depreciation and amortization	9.2		7.9
Operating income	4.6		7.6

	Three Months Ended
	March 31, 2016	Gross Margin %	March 31, 2015	Gross Margin %
Other expenses (income)
Interest expense	2.8		4.1
Interest income	(0.2)		(0.1)
Equity in losses from investment in unconsolidated entity	0.5		0.5
Total other expenses (income)	3.1		4.5
Income before income taxes	1.5		3.1
Income tax expense	0.9		1.3
Net income	0.6		1.8
Less: Net income attributable to noncontrolling interest	0.6		0.5
Net income attributable to SP Plus Corporation	$—		$1.3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Although we believe there is a reasonable basis for the forward-looking statements, our actual results could be materially different. The most important factors which could cause our actual results to differ from our forward-looking statements are set forth on our description of risk factors in Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which should be read in conjunction with the forward-looking statements in this report. Forward-looking statements speak only as of the date they are made, and except as expressly required by the federal securities laws, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, changed circumstances, future events or for any other reason.

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

We operate our clients’ properties through two types of arrangements: management contracts and leases. Under a management contract, we typically receive a base monthly fee for managing the facility, and we may also receive an incentive fee based on the achievement of facility performance objectives. We also receive fees for ancillary services. Typically, all of the underlying revenues and expenses under a standard management contract flow through to our clients rather than to us. However, some management contracts, which are referred to as “reverse” management contracts, usually provide for larger management fees and require us to pay various costs. Under lease arrangements, we generally pay to the property owner a fixed annual rent, a percentage of gross customer collections or a combination thereof. We collect all revenues under lease arrangements and we are responsible for most operating expenses, but we are typically not responsible for major maintenance, capital expenditures or real estate taxes. Margins for lease contracts vary significantly, not only due to operating performance, but also due to variability of parking rates in different cities and varying space utilization by parking facility type and location.  As of March 31, 2016, we operated 82% of our locations under management contracts and 18% under leases.

In evaluating our financial condition and operating performance, management’s primary focus is on our gross profit and total general and administrative expense. Although the underlying economics to us of management contracts and leases are similar, the manner in which we are required to account for them differs. Revenue from leases includes all gross customer collections derived from our leased locations (net of local parking taxes), whereas revenue from management contracts only includes our contractually agreed upon management fees and amounts attributable to ancillary services. Gross customer collections at facilities under management contracts, therefore, are not included in our revenue. Accordingly, while a change in the proportion of our operating agreements that are structured as leases versus management contracts may cause significant fluctuations in reported revenue and expense of parking services that change will not artificially affect our gross profit. For example, as of March 31, 2016, 82% of our locations were operated under management contracts and 80% of our gross profit for the three months ended March 31, 2016 was derived from management contracts. Only 40% of total revenue (excluding reimbursed management contract revenue), however, was from management contracts because under those contracts the revenue collected from parking customers belongs to our clients. Therefore, gross profit and total general and administrative expense, rather than revenue, are management’s primary focus.

General Business Trends

We believe that sophisticated commercial real estate developers and property managers and owners recognize the potential for parking and related services to be a profit generator rather than a cost center. Often, the parking experience makes both the first and the last impressions on their properties' tenants and visitors. By outsourcing these services, they are able to capture additional profit by leveraging the unique operational skills and controls that an experienced parking management company can offer. Our ability to consistently deliver a uniformly high level of parking and related services and maximize the profit to our clients improves our ability to win contracts and retain existing locations. Our focus on customer service and satisfaction is a key driver of our high location retention rate, which was approximately 90% and 89% for the twelve month periods ended March 31, 2016 and 2015, respectively.

Summary of Operating Facilities

We focus our operations in core markets where a concentration of locations improves customer service levels and operating margins. The following table reflects our facilities operated at the end of the periods indicated:

	March 31, 2016	December 31, 2015	March 31, 2015
Leased facilities (1)	706	713	768
Managed facilities (1) (2)	3,187	3,161	3,289
Total facilities	3,893	3,874	4,057

(1) Includes partial ownership in two managed facilities and one leased facility acquired in the Central Merger.
(2) Adjusted to exclude managed facilities related to the security business primarily operating in the Southern California market for March 31, 2015.

Revenue

We recognize parking services revenue from lease and management contracts as the related services are provided. Substantially all of our revenue comes from the following two sources:

Parking services revenue—lease contracts. Parking services revenue related to lease contracts consist of all revenue received at a leased facility, including parking receipts (net of local parking tax), consulting and real estate development fees, gains on sales of contracts and payments for exercising termination rights.

Parking services revenue—management contracts. Management contract revenue consists of management fees, including both fixed and performance-based fees, and amounts attributable to ancillary services such as accounting, equipment leasing, payments received for exercising termination rights, consulting, developmental fees, gains on sales of contracts, insurance and other value-added services with respect to managed locations. We believe we generally purchase required insurance at lower rates than our clients can obtain on their own because we effectively self-insure for all liability and worker’s compensation and health care claims by maintaining a large per-claim deductible. As a result, we have generated operating income on the insurance provided under our management contracts by focusing on our risk management efforts and controlling losses. Management contract revenues do not include gross customer collections at the managed locations as these revenues belong to the property owner rather than to us. Management contracts generally provide us with a management fee regardless of the operating performance of the underlying facilities.

Conversions between types of contracts, lease or management, are typically determined by our client and not us. Although the underlying economics to us of management contracts and leases are similar, the manner in which we account for them differs substantially.

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

Effective January 1, 2016, the Company began certain organizational and executive leadership changes to align with how our CODM reviews performance and makes decisions in managing the Company and therefore, changed internal operating segment information reported to the CODM. The operating segments are internally reported as Region One (Urban), Region Two (Airport transportation) and Region Three (other reporting units of USA Parking and event planning and transportation services). All prior periods presented have been restated to reflect the new internal reporting to the CODM.

•
Region One (Urban) encompasses operations in Alabama, Arizona, California, Colorado, Connecticut, Delaware, District of Columbia, Florida, Georgia, Hawaii, Illinois, Indiana, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, Virginia, Washington, West Virginia, Wisconsin, Puerto Rico, and the three Canadian provinces of Alberta, Ontario and Quebec.

•	Region Two (Airport transportation) encompasses all major airport and transportation operations nationwide.

•	Region Three encompasses other operating segments including USA Parking and event planning and transportation services.

•	Other consists of ancillary revenue that is not specifically identifiable to a region and certain unallocated insurance reserves adjustments.

The following is a summary of revenues (excluding reimbursed management contract revenue), cost of parking services and gross profit by regions for the three months ended March 31, 2016 and 2015:

Three Months Ended March 31, 2016 Compared to Three Months March 31, 2015

Segment revenue information is summarized as follows (unaudited):

	Three Months Ended March 31,
	Region One		Region Two		Region Three		Other		Total		Variance
(millions)	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015	Amount	%
Lease contract revenue:
New locations	$3.6	$0.1	$18.0	$16.1	$—	$—	$—	$—	$21.6	$16.2	$5.4	33.3%
Contract expirations	0.4	7.7	0.1	1.4	—	0.1	—	—	0.5	9.2	(8.7)	(94.6)%
Same locations	99.5	95.2	12.4	12.2	1.1	1.0	0.1	0.1	113.1	108.5	4.6	4.2%
Conversions	3.1	1.8	—	—	0.2	0.1	—	—	3.3	1.9	1.4	73.7%
Total lease contract revenue	$106.6	$104.8	$30.5	$29.7	$1.3	$1.2	$0.1	$0.1	$138.5	$135.8	$2.7	2.0%
Management contract revenue:
New locations	$5.1	$0.5	$1.9	$—	$2.4	$0.1	$—	$—	$9.4	$0.6	$8.8	1,466.7%
Contract expirations	0.2	6.7	—	4.9	0.9	3.3	—	—	1.1	14.9	(13.8)	(92.6)%
Same locations	41.0	40.0	22.3	20.6	13.7	14.2	3.4	3.7	80.4	78.5	1.9	2.4%
Conversions	0.1	0.1	—	—	0.2	—	—	—	0.3	0.1	0.2	200.0%
Total management contract revenue	$46.4	$47.3	$24.2	$25.5	$17.2	$17.6	$3.4	$3.7	$91.2	$94.1	$(2.9)	(3.1)%

Parking services revenue—lease contracts.  Lease contract revenue increased $2.7 million, or 2.0%, to $138.5 million for the three months ended March 31, 2016, compared to $135.8 million for the three months ended March 31, 2015. The increase in lease contract revenue resulted primarily from increases of $5.4 million from new locations, $4.6 million from same locations and $1.4 million from locations that converted from management contracts during the year, partially offset by an $8.7 million decrease in revenue from contract expirations.

From a reporting segment perspective, lease contract revenue increased primarily due to new locations in regions one and two, same locations in all three regions, and conversions in regions one and three, partially offset by decreases in contract expirations in all three regions. Same location revenue increases for the aforementioned regions were primarily due to increases in short-term parking and monthly parker revenue. The other region amounts in same location represent revenue not specifically identifiable to a region.

Revenue associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

Parking services revenue—management contracts. Management contract revenue decreased $2.9 million, or 3.1%, to $91.2 million for the three months ended March 31, 2016, compared to $94.1 million for the three months ended March 31, 2015.  The decrease in management contract revenue resulted primarily from decreases of $13.8 million from contract expirations, partially offset by increases of $8.8 million from new locations, $1.9 million from same locations and $0.2 million from locations that converted from lease contracts during the year.

From a reporting segment perspective, management contract revenue decreased primarily due to decreases in contract expirations in all three regions, same locations in region three and other, partially offset by increases in new locations in all three regions, same locations in regions one and two and locations that converted from lease contracts in region three. Same location revenue increases for the aforementioned regions were primarily due to an increase in other ancillary services revenue, partially offset by a decrease in other ancillary services revenue for region three. The other region amounts in same location represent revenues not specifically identifiable to a region.

Revenue associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

Reimbursed management contract revenue. Reimbursed management contract revenue decreased $6.4 million, or 3.7%, to $167.9 million for the three months ended March 31, 2016, compared to $174.3 million million for the three months ended March 31, 2015. This decrease resulted from less reimbursements for costs incurred on behalf of owners.

Segment cost of parking services information is summarized as follows (unaudited):

	Three Months Ended March 31,
	Region One		Region Two		Region Three		Other		Total		Variance
(millions)	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015	Amount	%
Cost of parking services lease contracts:
New locations	$3.5	$0.1	$18.2	$16.1	$—	$—	$—	$—	$21.7	$16.2	$5.5	34.0%
Contract expirations	0.4	7.6	0.1	1.3	—	0.1	—	—	0.5	9.0	(8.5)	(94.4)%
Same locations	92.6	90.0	11.4	11.4	0.9	0.9	0.4	(0.4)	105.3	101.9	3.4	3.3%
Conversions	2.9	1.6	—	—	0.2	—	—	—	3.1	1.6	1.5	93.8%
Total cost of parking services lease contracts	$99.4	$99.3	$29.7	$28.8	$1.1	$1.0	$0.4	$(0.4)	$130.6	$128.7	$1.9	1.5%
Cost of parking services management contracts:
New locations	$3.5	$0.2	$1.7	$—	$1.6	$—	$—	$—	$6.8	$0.2	$6.6	3,300.0%
Contract expirations	0.3	4.6	—	4.7	0.7	2.8	—	—	1.0	12.1	(11.1)	(91.7)%
Same locations	23.0	21.7	16.7	15.3	10.9	11.0	2.1	(0.3)	52.7	47.7	5.0	10.5%
Conversions	0.1	—	—	—	0.1	—	—	—	0.2	—	0.2	—%
Total cost of parking services management contracts	$26.9	$26.5	$18.4	$20.0	$13.3	$13.8	$2.1	$(0.3)	$60.7	$60.0	$0.7	1.2%

Cost of parking services—lease contracts.  Cost of parking services for lease contracts increased $1.9 million, or 1.5%, to $130.6 million for the three months ended March 31, 2016 compared to $128.7 million for the three months ended March 31, 2015.  The increase in cost of parking services for lease contracts resulted primarily from increases of $5.5 million from new locations, $3.4 million from same locations and $1.5 million from locations that converted from management contracts, partially offset by an $8.5 million decrease from contract expirations. Same location costs increased $3.4 million or 3.4% primarily due to higher rent expense as a result of higher revenue for same locations and an increase in higher costs not specifically allocated to regions.

From a reporting segment perspective, cost of parking services for lease contracts increased primarily due to new locations in regions one and two, same locations in region one and other, and locations converted from management contracts in regions one and three, partially offset by decreases in contract expirations in all three regions.

Cost of parking services associated with contract expirations relates to contacts that have expired, however, we were operating the facility in the comparative period presented.

Cost of parking services—management contracts.  Cost of parking services for management contracts increased $0.7 million, or 1.2%, to $60.7 million for the three months ended March 31, 2016, compared to $60.0 million for the three months ended March 31, 2015. The increases in cost of parking services for management contracts resulted primarily from increases of $6.6 million from new locations, $5.0 million from same locations and $0.2 million from locations that converted from lease contracts, partially offset by a decrease of $11.1 million from contract expirations. Same location costs increased $5.0 million or 10.5% primarily due to an increase in compensation and benefit costs, certain costs not specifically allocated to regions and higher costs related to ancillary services.

From a reporting segment perspective, cost of parking services for management contracts increased primarily due to new locations in all three regions, same locations in regions one, two and other and locations that converted from lease contracts in regions one and three. Cost of parking services decreased in contract expirations for regions one, two, and three and same locations in region three.

Revenue associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

Reimbursed management contract expense. Reimbursed management contract expense decreased $6.4 million, or 3.7%, to $167.9 million for the three months ended March 31, 2016, compared to $174.3 million for the three months ended March 31, 2015. This decrease resulted from less reimbursements for costs incurred on behalf of owners.

Segment gross profit/gross profit percentage information is summarized as follows (unaudited):

	Three Months Ended March 31,
	Region One		Region Two		Region Three		Other		Total		Variance
(millions)	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015	Amount	%
Gross profit lease contracts:
New locations	$0.1	$—	$(0.2)	$—	$—	$—	$—	$—	$(0.1)	$—	$(0.1)	—%
Contract expirations	—	0.1	—	—	—	—	—	—	—	0.1	(0.1)	(100.0)%
Same locations	6.9	5.1	1.0	0.9	0.2	0.2	(0.3)	0.5	7.8	6.7	1.1	16.4%
Conversions	0.2	0.3	—	—	—	—	—	—	0.2	0.3	(0.1)	(33.3)%
Total gross profit lease contracts	$7.2	$5.5	$0.8	$0.9	$0.2	$0.2	$(0.3)	$0.5	$7.9	$7.1	$0.8	11.3%
	(Percentages)
Gross profit percentage lease contracts:
New locations	3.2%	7.5%	0.8%	—%	—%	—%	—%	—%	(0.1)%	0.1%
Contract expirations	(3.1)%	1.5%	(20.4)%	3.3%	—%	(45.1)%	—%	—%	(7.3)%	1.4%
Same locations	7.0%	5.4%	7.6%	6.7%	17.3%	17.6%	(2,287.8)%	6,278.3%	6.8%	6.1%
Conversions	5.1%	16.8%	—%	—%	16.8%	42.2%	—%	—%	5.9%	18.4%
Total gross profit percentage	6.8%	5.3%	2.6%	2.9%	17.1%	16.3%	(2,287.8)%	6,278.3%	5.7%	5.3%
Gross profit management contracts:
New locations	$1.6	$0.3	$0.2	$—	$0.8	$—	$—	$—	$2.6	$0.3	$2.3	766.7%
Contract expirations	(0.1)	2.0	—	0.2	0.2	0.6	—	—	0.1	2.8	(2.7)	(96.4)%
Same locations	18.0	18.4	5.6	5.3	2.8	3.2	1.3	4.0	27.7	30.9	(3.2)	(10.4)%
Conversions	—	0.1	—	—	0.1	—	—	—	0.1	0.1	—	—%
Total gross profit management contracts	$19.5	$20.8	$5.8	$5.5	$3.9	$3.8	$1.3	$4.0	$30.5	$34.1	$(3.6)	(10.6)%

Gross profit percentage management contracts:
New locations	30.5%	66.7%	9.8%	76.7%	34.9%	45.7%	—%	—%	27.5%	65.6%
Contract expirations	(45.2)%	30.6%	6,450.5%	4.3%	22.9%	17.1%	—%	—%	12.6%	19.0%
Same locations	43.9%	45.9%	24.8%	25.7%	20.1%	22.0%	40.0%	108.0%	34.4%	39.2%
Conversions	85.7%	82.9%	—%	—%	12.9%	—%	—%	—%	38.3%	82.9%
Total gross profit percentage	42.2%	44.0%	23.7%	21.6%	22.3%	21.1%	40.0%	108.0%	33.5%	36.2%

Gross profit—lease contracts. Gross profit for lease contracts increased $0.8 million, or 11.3%, to $7.9 million for the three months ended March 31, 2016, compared to $7.1 million for three months ended March 31, 2015. Gross profit percentage for lease contracts increased to 5.7% for the three months ended March 31, 2016, compared to 5.3% for the three months ended March 31, 2015. Gross profit for lease contracts increased primarily as a result of increases in gross profit for same locations, partially offset by decreases in new locations, contract expirations, and locations that converted from management contracts. Gross profit for same locations increased primarily due to increased lease revenue, partially offset by an increase rent expense as a result of higher lease revenue and certain costs not specifically allocated to regions.

From a reporting segment perspective, gross profit for lease contracts increased primarily from same locations in regions one and two and new locations in region one, partially offset by decreases in new locations in region two, contract expirations in region one, same locations in other and locations that converted from management contracts in region one.

Gross profit associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

Gross profit—management contracts. Gross profit for management contracts decreased $3.6 million, or 10.6%, to $30.5 million for the three months ended March 31, 2016 compared to $34.1 million for the three months ended March 31, 2015. Gross profit percentage for management contracts decreased to 33.5% for three months ended March 31, 2016, compared to 36.2% for three months ended March 31, 2015. The decrease in gross profit for management contracts was primarily as a result of decreases in contract expirations and same locations, partially offset by an increase in gross profit for new locations.

From a reporting segment perspective, gross profit for management contracts decreased primarily due to decreases in contract expirations for all three regions, same locations in regions one, three and other and locations that converted from lease contracts in region one. The total decrease in gross profit percentage for management contracts was partially offset by increases in new locations for all three regions, same locations in region two and locations that converted from lease contracts in region three. Gross profit for same locations decreased primarily due to an increase in compensation and benefit costs, an increase in certain costs not specifically allocated to regions and higher costs related to ancillary services, partially offset by higher revenues for ancillary services.

Gross profit associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

General and administrative expenses. General and administrative expenses decreased $1.1 million, or 4.3%, to $24.6 million for the three months ended March 31, 2016, as compared to $25.7 million for the three months ended March 31, 2015. The decrease in general and administrative expenses overall was due to a decrease in merger and integration costs, including severance and benefit expenses, reductions in compensation and benefit costs and overall better expense control, partially offset by an increase in costs as a result of settling previous litigation with a former indirect controlling shareholder of the Company, for $1.5 million, net of insurance recoveries.

Depreciation and amortization. Depreciation and amortization increased $1.3 million, or 16.5%, to $9.2 million for the three months ended March 31, 2016, as compared to $7.9 million for the three months ended March 31, 2015. This increase was primarily a result of an increase in amortization and depreciation for investments in information system enhancements and infrastructure.

Interest expense. Interest expense decreased $1.3 million, or 31.7%, to $2.8 million for the three months ended March 31, 2016, as compared to $4.1 million for the three months ended March 31, 2015.  The decrease in interest expense was primarily related to decreases in average borrowing rates and reductions in amounts outstanding under our Senior Credit Facility and Restated Credit Facility as well as $0.6 million included in interest expense for the three months ended March 31, 2015 for the write-off of debt discount and debt issuance costs in connection with the Restated Credit Agreement.

Interest income. Interest income was $0.2 million and $0.1 million for the three months ended March 31, 2016 and 2015, respectively.

Equity in losses from investment in unconsolidated entity. Equity in losses from investment in unconsolidated entity was $0.5 million for the three months ended March 31, 2016 and 2015.

Income tax expense. Income tax expense decreased $0.4 million, or 30.8%, to $0.9 million for the three months ended March 31, 2016, as compared to $1.3 million for the three months ended March 31, 2015. Our effective tax rate was 58.0% for the three months ended March 31, 2016, compared to 42.7% for the three months ended March 31, 2015. The effective tax rate for the three months ended March 31, 2016 increased due to a discrete write-off of historical net operating losses attributable to the State of Tennessee.

Liquidity and Capital Resources

Outstanding Indebtedness

On March 31, 2016, we had total indebtedness of approximately $234.3 million, an increase of $9.2 million from December 31, 2015. The $234.3 million in total indebtedness as of March 31, 2016 includes:

▪	$232.4 million under our Restated Credit Facility, net of original discount on borrowings of $1.6 million and deferred financing costs of $2.2 million; and

▪	$1.9 million of other debt obligations, which includes capital lease obligations, obligations on seller notes and other indebtedness.

Senior Credit Facility

On October 2, 2012, the Company entered into a credit agreement (“Credit Agreement”) with Bank of America, N.A. ("Bank of America"), as administrative agent, Wells Fargo Bank, N.A. ("Wells Fargo Bank") and JPMorgan Chase Bank, N.A., as co-syndication agents, U.S. Bank National Association, First Hawaiian Bank and General Electric Capital Corporation, as co-documentation agents, Merrill Lynch, Pierce, Fenner & Smith Inc., Wells Fargo Securities, LLC and J.P. Morgan Securities LLC, as joint lead arrangers and joint book managers, and the lenders party thereto.

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

Amended and Restated Credit Facility

On February 20, 2015 (“Restatement Date”), we entered into an Amended and Restated Credit Agreement (the "Restated Credit Agreement") with Bank of America, N.A. (“Bank of America”), as administrative agent, an issuing lender and swing-line lender; Wells Fargo Bank, N.A., as an issuing lender and syndication agent; U.S. Bank National Association, First Hawaiian Bank and BMO Harris Bank N.A., as co-documentation agents; Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as joint lead arranginers and joint book managers; and the lenders party thereto (the “Lenders”). The Restated Credit Agreement reflects modifications to, and an extension of, the Credit Agreement, as described above.

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

Borrowings under the Restated Credit Facility bear interest, at the Company’s option, (i) at a rate per annum based on the Company’s consolidated total debt to EBITDA ratio for the 12-month period ending as of the last day of the immediately preceding fiscal quarter, determined in accordance with the pricing levels set forth in the Restated Credit Agreement (the “Restatement Applicable Margin”), plus LIBOR or (ii) the Restatement Applicable Margin plus the highest of (x) the federal funds rate plus 0.5%, (y) the Bank of America prime rate and (z) a daily rate equal to LIBOR plus 1.0% (the highest of (x), (y) and (z), the “Base Rate”), except that all swing-line loans will bear interest at the Base Rate plus the Applicable Margin.

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

Each wholly owned domestic subsidiary of the Company (subject to certain exceptions set forth in the Restated Credit Agreement) has guaranteed all existing and future indebtedness and liabilities of the other guarantors and the Company arising under the Restated Credit Agreement. The Company's obligations under the Restated Credit Agreement and such domestic subsidiaries’ guaranty obligations are secured by substantially all of their respective assets.

We were in compliance with all covenants as of March 31, 2016.

As of March 31, 2016, we had $92.2 million of borrowing availability under the Restated Credit Agreement, of which the Company could have borrowed $61.9 million on March 31, 2016 and remained in compliance with the above described covenants as of such date. The additional borrowing availability under the Restated Credit Agreement is limited only as of the Company’s fiscal quarter-end by the covenant restrictions described above. At March 31, 2016, the Company had $52.8 million of letters of credit outstanding under the Restated Credit Facility, with aggregate borrowings against the Restated Credit Facility of $236.2 million (excluding original discount on borrowings of $1.6 million and deferred financing costs of $2.2 million).

Commitments and Contingencies

Central Merger

We have contractual provisions under certain lease contracts to complete structural or other improvements to leased properties and incur repair costs, including improvements and repairs arising as a result of ordinary wear and tear, and evaluate the nature of those costs when incurred and either capitalizes the costs as leasehold improvements, as applicable, or recognizes the costs as repair expenses within Cost of parking services—Lease contracts within the Condensed Consolidated Statements of Income.

Certain lease contracts acquired in the Central Merger include provisions allocating to us responsibility for the cost of certain structural and other repairs required to be made to the leased property, including improvement and repair costs arising as a result of ordinary wear and tear. We recorded $0.1 million in costs during each of the three months ended March 31, 2016 and 2015 (net of expected recoveries of the total cost recognized by the Company through the applicable indemnity discussed further in Note 3. Acquisition of our Condensed Consolidated Financial Statements) in Cost of parking services—Lease contracts within the Condensed Consolidated Statements of Income for structural and other repair costs related to certain lease contracts acquired in the Central Merger, whereby we have expensed repair costs for certain leases and engaged third-party general contractors to complete certain structural and other repair projects, and other indemnity related costs. We expect to incur additional costs for certain structural and other repair costs pursuant to the contractual requirements of certain lease contracts acquired in the Central Merger (“Structural and Repair Costs”). Based on information available at this time, we currently expect to incur additional Structural and Repair Costs of $1.5 million.  While we are unable to estimate with certainty when such remaining costs will be incurred, it is expected that a substantial majority of these costs will be incurred in early- to mid-calendar year 2016.  We currently expect to recover 80% of the Structural and Repair Costs incurred and related to certain lease contracts acquired in the Central Merger through the applicable indemnity discussed further in Note 3. Acquisition of our Condensed Consolidated Financial Statements.

Holten Settlement

In March 2010, John V. Holten, a former indirect controlling shareholder of the Company, filed a lawsuit against us in the United States District Court, District of Connecticut. Mr. Holten was terminated as the our chairman in October 2009. The lawsuit alleged breach of his employment agreement and claimed that the agreement entitled Holten to payments worth more than $3.8 million. We filed an answer and counterclaim to Mr. Holten's lawsuit in 2010.

In March 2016, we settled all claims in connections with the original lawsuits ("Holten Settlement"). Per the settlement, we will pay Mr. Holten $3.4 million of which $1.9 million will be recovered by us through our directors and officers liability insurance policies. We recognized an expense, net of insurance recoveries, related to the Holten settlement of $1.5 million for the three months ended March 31, 2016.

Interest Rate Swap Transactions

On October 25, 2012, we entered into Interest Rate Swap transactions (collectively, the “Interest Rate Swaps”) with each of JPMorgan Chase Bank, N.A., Bank of America, N.A. and PNC Bank, N.A. in an initial aggregate Notional Amount of $150.0 million (the “Notional Amount”). The Interest Rate Swaps have a termination date of September 30, 2017. The Interest Rate Swaps effectively fix the interest rate on an amount of variable interest rate borrowings under our credit agreements, originally equal to the Notional Amount at 0.7525% per annum plus the applicable margin rate for LIBOR loans under our credit agreements determined based upon our consolidated total debt to EBITDA ratio. The Notional Amount is subject to scheduled quarterly amortization that coincides with quarterly prepayments of principal under our credit agreements. These Interest Rate Swaps are classified as cash flow hedges, and we calculate the effectiveness of the hedge on a monthly basis. The ineffective portion of the cash flow hedge is recognized in earnings as an increase of interest expense. As of March 31, 2016, no ineffectiveness of the hedge has been recognized. The fair value of the Interest Rate Swaps at March 31, 2016 was a liability of $0.2 million and is included in Accrued expenses within the Condensed Consolidated Balance Sheet.  The fair value of the Interest Rate Swaps at December 31, 2015 was an asset of $0.2 million and is included in the line item "Other assets, net" within the Consolidated Balance Sheet.

We do not enter into derivative instruments for any purpose other than for cash flow hedging purposes.

Deficiency Payments

Pursuant to our obligations with respect to the parking garage operations at Bradley International Airport, we are required to make certain deficiency payments for the benefit of the State of Connecticut and for holders of special facility revenue bonds. The deficiency payments represent contingent interest bearing advances to the trustee to cover operating cash flow requirements. As of March 31, 2016, we had made $11.6 million of cumulative deficiency repayments from the trustee, net of payments. Deficiency payments made are recorded as increases to cost parking services and the reimbursements are recorded as reductions to cost of parking services. We believe these advances to be fully recoverable and will recognize the principal, interest and premium payments related to these deficiency payments when they are received. We do not directly guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.

We received deficiency repayments (net of deficiency payments made) of $nil in the three months ended March 31, 2016 and 2015. We received and recognized $0.1 million in interest and $nil in premium on deficiency repayments from the trustee in the three months ended March 31, 2016. We received and recognized $nil in interest and $nil in premium on deficiency repayments from the trustee in the three months ended March 31, 2015.

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

Our liquidity also fluctuates on an intra-month and intra-year basis depending on the contract mix and timing of significant cash payments. Additionally, our ability to utilize cash deposited into our local accounts is dependent upon the availability and movement of that cash into our corporate account. For all these reasons, from time to time, we carry a significant cash balance, while also utilizing our Restated Credit Facility.

Summary of Cash Flows

	Three Months Ended
(millions) (unaudited)	March 31, 2016	March 31, 2015
Net cash provided by (used in) operating activities	$4.8	$(6.1)
Net cash used in investing activities	$—	$(5.1)
Net cash provided by financing activities	$7.2	$11.9

Operating Activities

Our primary sources of funds are cash flows from operating activities and changes in operating assets and liabilities.

Net cash provided by operating activities totaled $4.8 million for the three months ended March 31, 2016. Cash provided by operating activities for the first three months of 2016 included $10.1 million from operations; partially offset by changes in operating assets and liabilities that resulted in a use of $5.3 million. The net increase in operating assets and liabilities resulted primarily from (i) an increase in notes and accounts receivable of $1.5 million due to timing of collections; (ii) an increase in prepaid assets of $9.8 million mainly due to prepaid payroll and annual software maintenance renewals; (iii) a $5.0 million increase in accounts payable due to timing of payments to our clients as described under "Daily Cash Collections"; and (v) a $0.7 million net increase in accrued liabilities.

Net cash used in operating activities totaled $6.1 million for three months ended March 31, 2015. Cash used in operating activities for the first three months of 2015 included changes in operating assets and liabilities that resulted in a use of $16.9 million, partially offset by cash provided by operations of $10.7 million. The net decrease in changes is operating assets and liabilities resulted primarily from; (i) an increase in notes and accounts receivable of $6.2 million primarily due to timing on payments from our clients; (ii) a decrease in accounts payable of $4.7 million which resulted primarily from the reduction of payments owed to our clients that are under management contracts as described under "Daily Cash Collection"; and (iii) a $12.6 million decrease in accrued compensation, partially related to the payment of our performance-based compensation accrual during first quarter 2015, other payroll withholding accruals, deposits from customers and accrued income, property and sales taxes offset by (iv) a net decrease in prepaid and other assets of $6.5 million, primarily related to a decrease in prepaid payroll and advances and deposits with vendors.

Investing Activities

Net cash used in investing activities totaled $nil for the three months ended March 31, 2016. Cash used in investing activities for the three months ended March 31, 2016 included (i) $2.5 million for capital investments needed to secure and/or extend lease facilities and investments in information system enhancements and infrastructure and (ii) $0.3 million for cost of contract purchases; offset by (iii) $2.8 million of proceeds from the sale of assets and contract terminations.

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

Financing Activities

Net cash provided by financing activities totaled $7.2 million in the three months ended March 31, 2016. Cash provided by financing activities for the three months ended March 31, 2016 included (i) net proceeds from the Restated Credit Facility revolver of $12.7 million; partially offset by (ii) $1.5 million of distributions to noncontrolling interest; (iii) $3.8 million for payments on the term loan, (iv) $0.1 million for payments on other long-term debt obligations, and (v) $0.1 million on payments for debt issuance costs.

Net cash provided by financing activities totaled $11.9 million in the three months ended March 31, 2015. Cash provided by financing activities for the three months ended March 31, 2015 included (i) net proceeds from the Senior Credit Facility/Restated Credit Facility revolver of $7.1 million; and (ii) net proceeds from the term loan of $6.2 million; partially offset by, (iii) $0.7 million for payments of deferred financing costs; (iv) $0.5 million of distributions to noncontrolling interest; and (v) $0.1 million for payments on redemption of convertible debentures and other long-term debt obligations.

Cash and Cash Equivalents

We had cash and cash equivalents of $30.8 million and $18.7 million at March 31, 2016 and December 31, 2015, respectively.  Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements were $1.2 million and $0.9 million as of March 31, 2016 and December 31, 2015, respectively, and are included within Cash and cash equivalents within the Consolidated Balance Sheets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Form 10-K for the year-ended December 31, 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we conducted an evaluation, under supervision and with the participation of management, including the chief executive officer, chief financial officer and corporate controller, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon that evaluation, our chief executive officer, chief financial officer and corporate controller concluded that our disclosure controls and procedures were effective as of March 31, 2016. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer, principal financial officer and principal accounting officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

See Note 2. Commitments and Contingencies to the Condensed Consolidated Financial Statements included in Item 1. "Financial Statements" for disclosures related to the Holten Settlement reached in March 2016.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2. Unregistered Sales of Equity and Use of Proceeds

There were no sales or repurchases of stock in the three months ended March 31, 2016.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Index to Exhibits

Exhibit Number	Description

3.1	Amendment to Fourth Amended and Restated Bylaws of the Company (incorporated by reference to exhibit 3.1 of the Company's Current Report on Form 8-K filed on February 22, 2016).

31.1*	Section 302 Certification dated May 4, 2016 for G Marc Baumann, Director, President and Chief Executive Officer (Principal Executive Officer).

31.2*	Section 302 Certification dated May 4, 2016 for Vance C. Johnston, Chief Financial Officer and Treasurer (Principal Financial Officer).

31.3*	Section 302 Certification dated May 4, 2016 for Kristopher H. Roy, Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer).

32**	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 4, 2016.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
*              Filed herewith
**         Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SP PLUS CORPORATION

Dated: May 4, 2016	By:	/s/ G MARC BAUMANN
G Marc Baumann
Director, President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 4, 2016	By:	/s/ VANCE C. JOHNSTON
Vance C. Johnston
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Dated: May 4, 2016	By:	/s/ KRISTOPHER H. ROY
Kristopher H. Roy
Senior Vice President, Corporate Controller
and Assistant Treasurer
(Principal Accounting Officer and Duly Authorized Officer)