Form 10-Q
period 2016-06-30
SP Plus Corp
filed 2016-08-04
CIK 1059262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 3, 2016, there were 22,356,586 shares of common stock of the registrant outstanding.

SP PLUS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

SP Plus Corporation
Condensed Consolidated Balance Sheets

(millions, except for share and per share data)	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Cash and cash equivalents	$22.1	$18.7
Notes and accounts receivable, net	114.2	105.1
Prepaid expenses and other	17.7	13.9
Deferred taxes	12.3	12.3
Total current assets	166.3	150.0
Leasehold improvements, equipment, land and construction in progress, net	33.1	34.6
Other assets
Advances and deposits	4.1	5.0
Other intangible assets, net	68.3	75.9
Favorable acquired lease contracts, net	33.9	38.1
Equity investments in unconsolidated entities	18.5	19.0
Other assets, net	19.8	18.3
Cost of contracts, net	10.0	11.9
Goodwill	431.6	431.3
Total other assets	586.2	599.5
Total assets	$785.6	$784.1
Liabilities and stockholders’ equity
Accounts payable	$103.2	$95.1
Accrued rent	22.4	22.9
Compensation and payroll withholdings	22.6	21.0
Property, payroll and other taxes	9.8	8.6
Accrued insurance	18.2	19.4
Accrued expenses	22.1	25.4
Current portion of obligations under Restated Credit Facility and other long-term borrowings	17.8	15.2
Total current liabilities	216.1	207.6
Long-term borrowings, excluding current portion
Obligations under Restated Credit Facility	198.5	209.4
Other long-term borrowings	0.3	0.5
	198.8	209.9
Unfavorable acquired lease contracts, net	45.1	50.3
Other long-term liabilities	68.7	66.2
Total noncurrent liabilities	312.6	326.4
Stockholders’ equity
Preferred Stock, par value $0.01 per share; 5,000,000 shares authorized as of June 30, 2016 and December 31, 2015; no shares issued	—	—
Common stock, par value $0.001 per share; 50,000,000 shares authorized as of June 30, 2016 and December 31, 2015; 22,356,586 and 22,328,578 shares issued as of June 30, 2016 and December 31, 2015	—	—
Treasury stock, at cost; 37,900 shares at June 30, 2016 and nil shares at December 31, 2015	(0.9)	—
Additional paid-in capital	249.9	247.9
Accumulated other comprehensive loss	(1.4)	(1.1)
Retained earnings	9.3	2.8
Total SP Plus Corporation stockholders’ equity	256.9	249.6
Noncontrolling interest	—	0.5
Total stockholders’ equity	256.9	250.1
Total liabilities and stockholders’ equity	$785.6	$784.1

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation
Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
(millions, except for share and per share data) (unaudited)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Parking services revenue
Lease contracts	$135.7	$146.5	$274.2	$282.3
Management contracts	86.7	88.3	177.9	182.4
	222.4	234.8	452.1	464.7
Reimbursed management contract revenue	180.2	170.8	348.1	345.1
Total revenue	402.6	405.6	800.2	809.8
Cost of parking services
Lease contracts	124.0	134.5	254.6	263.2
Management contracts	51.4	53.9	112.1	113.8
	175.4	188.4	366.7	377.0
Reimbursed management contract expense	180.2	170.8	348.1	345.1
Total cost of parking services	355.6	359.2	714.8	722.1
Gross profit
Lease contracts	11.7	12.0	19.6	19.1
Management contracts	35.3	34.4	65.8	68.6
Total gross profit	47.0	46.4	85.4	87.7
General and administrative expenses	22.1	24.7	46.7	50.5
Depreciation and amortization	9.8	8.2	19.0	16.1
Operating income	15.1	13.5	19.7	21.1
Other expenses (income)
Interest expense	2.6	3.0	5.4	7.1
Interest income	(0.1)	—	(0.3)	(0.1)
Equity in losses from investment in unconsolidated entity	0.3	0.3	0.8	0.8
Total other expenses (income)	2.8	3.3	5.9	7.8
Earnings before income taxes	12.3	10.2	13.8	13.3
Income tax expense (benefit)	4.9	(0.3)	5.8	1.0
Net income	7.4	10.5	8.0	12.3
Less: Net income attributable to noncontrolling interest	0.9	0.7	1.5	1.2
Net income attributable to SP Plus Corporation	$6.5	$9.8	$6.5	$11.1
Common stock data
Net income per share
Basic	$0.29	$0.44	$0.29	$0.50
Diluted	$0.29	$0.43	$0.29	$0.49
Weighted average shares outstanding
Basic	22,344,898	22,145,190	22,336,693	22,136,458
Diluted	22,625,471	22,521,832	22,609,443	22,505,403

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
(millions) (unaudited)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net income	$7.4	$10.5	$8.0	$12.3
Other comprehensive expense	(0.2)	(0.1)	(0.3)	(0.6)
Comprehensive income	7.2	10.4	7.7	11.7
Less: Comprehensive income attributable to noncontrolling interest	0.9	0.7	1.5	1.2
Comprehensive income attributable to SP Plus Corporation	$6.3	$9.7	$6.2	$10.5

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation
Condensed Consolidated Statements of Cash Flows

	Six Months Ended
(millions) (unaudited)	June 30, 2016	June 30, 2015
Operating activities
Net income	$8.0	$12.3
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	18.9	16.3
Net (accretion) amortization of acquired lease contracts	(1.0)	(0.7)
(Gain) loss on sale of equipment	(0.3)	0.1
Amortization of debt issuance costs	0.4	0.7
Amortization of original discount on borrowings	0.3	0.8
Non-cash stock-based compensation	2.1	2.1
Provisions for losses on accounts receivable	0.1	0.2
Deferred income taxes	1.0	(6.3)
Changes in operating assets and liabilities
Notes and accounts receivable	(9.1)	(6.0)
Prepaid assets	(5.0)	6.7
Other assets	(1.4)	1.3
Accounts payable	8.0	(8.5)
Accrued liabilities	(0.7)	(8.8)
Net cash provided by operating activities	21.3	10.2
Investing activities
Purchase of leasehold improvements and equipment	(8.6)	(4.2)
Proceeds from sale of equipment and contract terminations	2.9	0.2
Cost of contracts purchased	(0.4)	(2.7)
Net cash used in investing activities	(6.1)	(6.7)
Financing activities
Contingent payments for businesses acquired	—	(0.1)
Payments on senior credit facility revolver (Senior Credit Facility and Restated Credit Facility)	(190.8)	(238.1)
Proceeds from senior credit facility revolver (Senior Credit Facility and Restated Credit Facility)	189.4	240.4
Proceeds from term loan (Restated Credit Facility)	—	10.4
Payments on term loan (Senior Credit Facility and Restated Credit Facility)	(7.5)	(7.5)
Payments on other long-term borrowings	(0.2)	(0.1)
Distribution to noncontrolling interest	(2.0)	(1.2)
Payments of debt issuance costs and original discount on borrowings	(0.1)	(1.4)
Repurchase of common stock	(0.6)	—
Net cash (used in) provided by financing activities	(11.8)	2.4
Effect of exchange rate changes on cash and cash equivalents	—	(0.3)
Increase in cash and cash equivalents	3.4	5.6
Cash and cash equivalents at beginning of year	18.7	18.2
Cash and cash equivalents at end of period	$22.1	$23.8
Supplemental disclosures
Cash paid during the period for
Interest	$4.7	$5.8
Income taxes, net	$4.7	$9.2

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

In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2016 are not necessarily indicative of the results that might be expected for any other interim period or the fiscal year ended December 31, 2016. The financial statements presented in this report should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed on March 1, 2016.

Cash and cash equivalents

Cash equivalents represent funds temporarily invested in money market instruments with maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value. Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements was $1.0 million and $0.9 million as of June 30, 2016 and December 31, 2015, respectively, and are included within Cash and cash equivalents within the Condensed Consolidated Balance Sheets.

Financial Instruments

The carrying values of cash, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these financial instruments. Book overdrafts of $27.3 million and $25.8 million are included within Accounts payable within the Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, respectively. Long-term debt has a carrying value that approximates fair value because these instruments bear interest at variable market rates.

Equity Investments in Unconsolidated Entities

The Company has ownership interests in 37 partnerships, joint ventures or similar arrangements that operate parking facilities, of which 28 are consolidated under the VIE or voting interest models and 9 are unconsolidated where the Company’s ownership interests range from 30-50 percent and for which there are no indicators of control. The Company accounts for such investments under the equity method of accounting, and its underlying share of each investee’s equity is included in Equity investments in unconsolidated entities within the Condensed Consolidated Balance Sheets. As the operations of these entities are consistent with the Company’s underlying core business operations, the equity in earnings of these investments are included in Parking services revenue—Lease contracts within the Condensed Consolidated Statements of Income. The equity earnings in these related investments was $0.5 million and $1.1 million for the three and six months ended June 30, 2016, respectively. The equity earnings in these related investments was $0.5 million and $0.9 million for the three and six months ended June 30, 2015, respectively.

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

Sale of Business

During the third quarter 2015, the Company signed an agreement to sell and subsequently sold portions of the Company’s security business primarily operating in the Southern California market to a third-party for a gross sales price of $1.8 million which resulted in a gain on sale of business of $0.5 million, net of legal and other expenses. The assets under the sale agreement met the definition of a business as defined by ASU 805-10-55-4.  Cash consideration received during the third quarter 2015, net of legal and other expenses, was $1.0 million with the remaining consideration for the sale of the business being classified as contingent consideration, which per the sale agreement is based on the performance of the business and retention of current customers over an eighteen-month period, and due from the buyer in February 2017.  The contingent consideration was valued at fair value as of the date of sale of the business and resulted in the Company recognizing a contingent consideration receivable from the buyer in the amount of $0.5 million.  The pre-tax profit for the operations of the sold business was not significant to prior periods presented.  See Note 6. Fair Value Measurement for the fair value of the contingent consideration receivable as of June 30, 2016 and December 31, 2015.

Interest Rate Swap Transactions

In October 2012, the Company entered into Interest Rate Swap transactions (collectively, the “Interest Rate Swaps”) with each of JPMorgan Chase Bank, N.A., Bank of America, N.A. and PNC Bank, N.A. in an initial aggregate Notional Amount of $150.0 million (the “Notional Amount”). The Interest Rate Swaps have a termination date of September 30, 2017. The Interest Rate Swaps effectively fix the interest rate on an amount of variable interest rate borrowings under the Company's credit agreements, originally equal to the Notional Amount at 0.7525% per annum plus the applicable margin rate for LIBOR loans under the Company's credit agreements, determined based upon the Company’s consolidated total debt to EBITDA ratio. The Notional Amount is subject to scheduled quarterly amortization that coincides with quarterly prepayments of principal under the Company's credit agreements. These Interest Rate Swaps are classified as cash flow hedges, and the Company assesses the effectiveness of the hedge on a monthly basis. The ineffective portion of the cash flow hedge is recognized in earnings as an increase of interest expense. As of June 30, 2016, no ineffectiveness of the hedge has been recognized in interest expense. See Note 6. Fair Value Measurement for the fair value of the interest rate swap as of June 30, 2016 and December 31, 2015.

The Company does not enter into derivative instruments for any purpose other than for cash flow hedging purposes.

Recently Issued Accounting Pronouncements

Adopted Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board ("the FASB") issued Accounting Standards Update ("ASU") No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires that an acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  The amendment requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  The ASU also requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.  ASU No. 2015-16 is effective for interim and annual reporting periods beginning after December 15, 2015.  The Company adopted the standard as of March 2016 on a prospective basis, as required. The adoption of this standard did not have a material impact on the Company's financial position, results of operations, cash flows, and financial statement disclosures.

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

In January 2015, the FASB issued ASU No. 2015-1, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU 2015-1 eliminates from GAAP the concept of extraordinary items. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company adopted the standard as of March 2016. The adoption of this standard did not have an impact on the Company's financial position, results of operations, cash flows, and financial statement disclosures.

In June 2014, the FASB issued ASU No. 2014-12 Compensation - Stock Compensation (Topic 718): Accounting for Share Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation—Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods. The Company adopted the standard as of March 2016. The Company reviewed current stock compensation award programs and noted the adoption of ASU 2014-12 did not have an impact on the Company's financial position, results of operations, cash flows, and financial statement disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. ASU 2015-03 requires retrospective application and represents a change in accounting principle. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015 with early adoption being permitted for financial statements that have not been previously issued. The Company adopted ASU 2015-03 as of December 2015 on a retrospective basis and reclassified debt issuance costs from Other assets to a direct reduction from the carrying amount of the (i) Current portion of obligations under the Restated Senior Credit Facility borrowings and (ii) Long-term obligations under the Restated Credit Facility borrowings within the Condensed Consolidated Balance Sheets. See Note 11. Borrowing Arrangements for further detail on the Company's debt instruments.

Accounting Pronouncements to be Adopted

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments (Topic 326). The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard is effective for interim and annual reporting periods beginning after December 15, 2019. The Company is currently assessing the impact of adopting this standard on the Company’s financial position, results of operations, cash flows and financial statement disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for share-based payment award transactions and their presentation in the financial statements. The new guidance will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled, eliminating APIC pools. The guidance will also require companies to elect whether to account for forfeitures of share-based payments by (1) recognizing forfeitures of awards as they occur (e.g., when an award does not vest because the employee leaves the company) or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. These and other requirements of ASU No. 2016-09 are effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted in any annual or interim period for which financial statements haven't been issued or made for issuance. However, all aspects of the guidance must be adopted in the same period. If an entity early adopts the guidance in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently assessing the impact of adopting this standard on the Company’s financial position, results of operations, cash flows and financial statement disclosures.

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

Accounting Pronouncements to be Adopted Related to Topic 606: Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-9, Revenue from Contracts with Customers (Topic 606). Since the release of ASU No. 2014-9, the FASB has issued several additional ASUs updating the topic. Below are the ASUs the Company is currently assessing the impact of adopting on the Company's financial position, results of operations, cash flows and financial statement disclosures relating to Topic 606. The effective date of each of these ASUs are the same as those of ASC 606 (i.e., fiscal years and interim periods within those fiscal years beginning on or after December 15, 2017).

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The FASB amended guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. The amendments clarify that, for a contract to be considered completed at transition, all (or substantially all) of the revenue must have been recognized under legacy GAAP. The FASB also added a practical expedient to ease transition for contracts that were modified prior to adoption of the revenue standard under both the full and modified retrospective transition approaches. The amendments clarify how an entity should evaluate the collectability threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard’s contract criteria. They also clarify that the fair value of noncash consideration should be measured at contract inception when determining the transaction price. The amendments also allow an entity to make an accounting policy election to exclude from the transaction price certain types of taxes collected from a customer if it discloses that policy. The Company is currently assessing the impact of adopting this standard on the Company’s financial position, results of operations, cash flows and financial statement disclosures.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The FASB amended guidance on identifying performance obligations to allow entities to disregard items that are immaterial in the context of the contract, clarify when a promised good or service is separately identifiable (i.e., distinct within the context of the contract) and allow an entity to elect to account for the cost of shipping and handling performed after control of a good has been transferred to the customer as a fulfillment cost (i.e., an expense). The ASU also clarifies how an entity should evaluate the nature of its promise in granting a license of intellectual property (IP) and requires entities to classify IP in one of two categories: functional IP or symbolic IP, which will determine whether it recognizes revenue over time or at a point in time. The amendments also address how entities should consider license renewals and restrictions and apply the exception for sales- and usage-based royalties received in exchange for licenses of IP. The Company is currently assessing the impact of adopting this standard on the Company’s financial position, results of operations, cash flows and financial statement disclosures.

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

Contracts Acquired in the Central Merger

Certain lease contracts acquired in the Central Merger include provisions allocating to the Company responsibility for the cost of certain structural and other repairs required to be made to the leased property, including improvement and repair costs arising as a result of ordinary wear and tear. The Company recorded $0.1 million and $2.0 million during the three months ended June 30, 2016 and 2015, respectively, and $0.3 million and $2.1 million during the six months ended June 30, 2016 and 2015, respectively, of costs (see below and Note 3. Acquisition for expected recoveries of the total cost recognized by the Company through the applicable indemnity) in Cost of parking services—Lease contracts within the Condensed Consolidated Statements of Income for structural and other repair costs related to certain lease contracts acquired in the Central Merger, whereby the Company has expensed repair costs for certain leases and engaged third-party general contractors to complete certain structural and other repair projects, and other indemnity related costs. The Company expects to incur additional costs for certain structural and other repair costs pursuant to the contractual requirements of certain lease contracts acquired in the Central Merger (“Structural and Repair Costs”). Based on information available at this time, the Company currently expects to incur additional Structural and Repair Costs of $0.9 million.  While the Company is unable to estimate with certainty when such remaining costs will be incurred, it is expected that a substantial majority of these costs will be incurred in mid- to late-calendar year 2016.  The Company currently expects to recover 80% of the Structural and Repair Costs incurred and related to certain lease contracts acquired in the Central Merger through the applicable indemnity discussed further in Note 3. Acquisition.

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

In March 2016, the Company and Mr. Holten settled all claims in connection with the original lawsuits ("Holten Settlement"). Per the settlement, the Company will pay Mr. Holten $3.4 million of which $1.9 million will be recovered by the Company through the Company's directors and officers liability insurance policies. The Company recognized an expense, net of insurance recoveries, related to the Holten Settlement of $1.5 million for the six months ended June 30, 2016. This expense is included in General and administrative expense within the Condensed Consolidated Statement of Income.

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

The Company previously determined and submitted notification to Central’s former stockholders, that (i) the Net Debt Working Capital was $296.3 million as of September 30, 2012 and that, accordingly, the Net Debt Working Capital exceeded the Upper Threshold by $11.3 million; and (ii) the Company had indemnity claims of $23.4 million for certain defined adverse consequences (including indemnity claims with respect to Structural and Repair Costs incurred through December 31, 2015) and as set forth in an October 1, 2015 notification letter to Central's former stockholders' that certain indemnification claims for Structural and Repair Costs yet to be incurred met the requirements of the indemnification provisions established in the Merger Agreement. These additional indemnification claims for Structural and Repair Costs are estimated to be $0.7 million (representing 80% of the $0.9 million of Structural and Repair Costs yet to be incurred by the Company).

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

As previously discussed in Note 2. Commitments and Contingencies, certain lease contracts acquired in the Central Merger include provisions allocating to the Company responsibility for all or a defined portion of the costs of certain structural and other repair costs required on the property, including improvement and repair costs arising as a result of ordinary wear and tear. The Company has reduced the Cash Consideration Amount by $6.6 million, representing the amount that Net Debt Working Capital exceeded the Upper Threshold, and $18.6 million, representing the amount of indemnified claims for certain adverse consequences (including but not limited to Structural and Repair Costs) recognized by the Company as of June 30, 2016. While the Company has submitted $7.7 million of additional indemnity claims for certain adverse consequences (including but not limited to Structural and Repair Costs) to Central's former stockholders, including claims as set for in the March 11, 2016 letter, the Company has not recognized these indemnity claims as a receivable or offset to the Cash Consideration Amount with a corresponding gain or reduction of costs incurred by the Company, as these additional indemnified claims are contingent in nature or represent costs which the Company has not yet incurred but which met the requirements of the indemnification provisions established in the Merger Agreement. The Company has evaluated the nature of the costs and related indemnity claims and has concluded that it is probable that such indemnified claims will sustain any challenge from Central’s former stockholders and recoverability of these indemnified claims is reasonably assured.

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
The Company incurred certain restructuring, acquisition and integration costs associated with the transaction that were expensed as incurred and are reflected in the Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015 as shown in the table below:

	Three Months Ended		Six Months Ended
(millions) (unaudited)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
General and administrative expenses	$0.1	$0.4	$0.9	$1.9
Depreciation and amortization	1.4	—	2.4	—
Total	$1.5	$0.4	$3.3	$1.9
4. Intangible Assets, net

The following table presents a summary of intangible assets, net:

		June 30, 2016 (unaudited)			December 31, 2015
(millions)	Weighted Average Life (in Years)	Acquired Intangible Assets, Gross (1)	Accumulated Amortization	Acquired Intangible Assets, Net	Acquired Intangible Assets, Gross (1)	Accumulated Amortization	Acquired Intangible Assets, Net
Covenant not to compete	2.5	$0.9	$(0.9)	$—	$0.9	$(0.9)	$—
Trade names and trademarks	1.0	9.8	(9.0)	0.8	9.8	(7.8)	2.0
Proprietary know how	0.8	34.7	(28.8)	5.9	34.7	(25.0)	9.7
Management contract rights	12.4	81.0	(19.4)	61.6	81.0	(16.8)	64.2
Acquired intangible assets, net (2)	11.2	$126.4	$(58.1)	$68.3	$126.4	$(50.5)	$75.9
(1)  Excludes the original cost and accumulated amortization of fully amortized intangible assets.
(2)  Intangible assets have estimated useful lives between one and nineteen years.

The following table presents the Company's amortization expense related to intangible assets included in depreciation and amortization expense:

	Three Months Ended		Six Months Ended
(millions) (unaudited)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Amortization expense related to intangible assets included in depreciation and amortization expense	$3.8	$3.8	$7.6	$7.6

5. Goodwill

The amounts for goodwill and changes to carrying value by operating segment are as follows (unaudited):

(millions)	Region One	Region Two	Region Three	Total
Balance as of December 31, 2015 (1)	$337.5	$62.7	$31.1	$431.3
Foreign currency translation	0.3	—	—	0.3
Balance as of June 30, 2016	$337.8	$62.7	$31.1	$431.6
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

As a result of the change in internal reporting segment information, the Company completed a quantitative impairment analysis (Step One) for goodwill as of January 1, 2016, which was completed during the first quarter 2016, and concluded that the estimated fair values of each of the Company's reporting units exceeded its carrying amount of net assets assigned to that reporting unit as of January 1, 2016 and immediately prior to the reorganization and therefore no further testing was required (Step Two). In conducting the January 1, 2016 goodwill Step One analysis, the Company analyzed actual and projected growth trends of the reporting units, gross margin, operating expenses and Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") (which also includes forecasted five-year income statement and working capital projection, a market-based weighted average cost of capital and terminal values after five years). The Company also assesses critical areas that may impact its business including economic conditions, market related exposures, competition, changes in service offerings and changes in key personnel. As part of the January 1, 2016 goodwill assessment, the Company engaged a third-party to evaluate its reporting units' fair values. No impairment was recorded as a result of the goodwill impairment test performed.

The reporting units are reported as Region One (Urban), Region Two (Airport transportation) and Region Three (USA Parking reporting unit and event planning and transportation services reporting unit). For purposes of reportable segments, the goodwill in Region Three is attributable to USA Parking and event planning and transportation services reporting units.

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

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis and the basis of measurement at June 30, 2016 and December 31, 2015:

	Fair Value Measurement
	June 30, 2016 (unaudited)			December 31, 2015
(millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Prepaid expenses and other
Contingent consideration receivable	$—	$—	$0.5	$—	$—	$0.5
Interest Rate Swaps	—	—	—	—	0.2	—
Total	$—	$—	$0.5	$—	$0.2	$0.5
Liabilities
Accrued expenses
Interest Rate Swaps	$—	$0.3	$—	$—	$—	$—
Total	$—	$0.3	$—	$—	$—	$—

Interest Rate Swap

The Company seeks to minimize risks from interest rate fluctuations through the use of interest rate swap contracts and hedge only exposures in the ordinary course of business. Interest rate swaps are used to manage interest rate risk associated with our floating rate debt. The Company accounts for its derivative instruments at fair value provided it meets certain documentary and analytical requirements to qualify for hedge accounting treatment. Hedge accounting creates the potential for a Consolidated Statements of Income match between the changes in fair values of derivatives and the changes in cost of the associated underlying transactions, in this case interest expense. Derivatives held by us are designated as hedges of specific exposures at inception, with an expectation that changes in the fair value will essentially offset the change in the underlying exposure. Discontinuance of hedge accounting is required whenever it is subsequently determined that an underlying transaction is not going to occur, with any gains or losses recognized in the Consolidated Statements of Income at such time, with any subsequent changes in fair value recognized currently in earnings. Fair values of derivatives are determined based on quoted prices for similar contracts. The effective portion of the change in fair value of the interest rate swap is reported in Accumulated other comprehensive income, a component of Stockholders' equity, and is being recognized as an adjustment to interest expense or other (expense) income, respectively, over the same period the related expenses are recognized in earnings. Ineffectiveness would occur when changes in the market value of the hedged transactions are not completely offset by changes in the market value of the derivative and those related gains and losses on derivatives representing hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized currently in earnings when incurred. No ineffectiveness was recognized during the six months ended June 30, 2016 and 2015.

Contingent Consideration Receivable

During the third quarter 2015, certain assets, which met the definition of a business, were sold to a third-party in an arms-length transaction (see also Note 1. Significant Accounting Policies and Practices for further detail on the sale of the business).  Under the sales agreement, 40% of the sale proceeds from the buyer is contingent in nature and scheduled to be received by the Company in February 2017.  The contingent consideration amount expected to be received by the Company is based on the financial and operational performance of the business sold.  The significant inputs used to derive the Level 3 fair value contingent consideration receivable is the probability of reaching certain revenue growth of the business sold and retention of current customers over an eighteen month period.  The fair value of the contingent consideration receivable as of June 30, 2016 was $0.5 million, with the fair value of the contingent consideration receivable to be remeasured each subsequent reporting period.

Nonrecurring Fair Value Measurements

Certain assets are measured at fair value on a nonrecurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). Non-financial assets such as goodwill, intangible assets, and leasehold improvements, equipment and construction in progress are subsequently measured at fair value when there is an indicator of impairment and recorded at fair value only when impairment is recognized. The Company assesses the impairment of intangible assets annually or whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. The fair value of its goodwill and intangible assets is not estimated if there is no change in events or circumstances that indicate the carrying amount of an intangible asset may not be recoverable. There were no impairment charges for the six months ended June 30, 2016 and 2015.

 Financial Instruments Not Measured at Fair Value

The following presents the carrying amounts and estimated fair values of financial instruments not measured at fair value in the Condensed Consolidated Balance Sheet at June 30, 2016 and December 31, 2015:

	June 30, 2016 (unaudited)		December 31, 2015
(millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$22.1	$22.1	$18.7	$18.7
Long-term borrowings
Restated Credit Facility, net of original discount on borrowings and deferred financing costs	$214.8	$214.8	$223.1	$223.1
Other obligations	1.8	1.8	2.0	2.0

The carrying value of cash and cash equivalents approximates their fair value due to the short-term nature of these financial instruments and has been classified as a Level 1. The fair value of the Restated Credit Facility and Other obligations were estimated to not be materially different from the carrying amount and are generally measured using a discounted cash flow analysis based on current market interest rates for similar types of financial instruments and would be classified as a Level 2.

7. Borrowing Arrangements

Long-term borrowings, in order of preference, consist of:

		Amount Outstanding
(millions)	Maturity Date	June 30, 2016 (unaudited)	December 31, 2015
Restated Credit Facility, net of original discount on borrowings and deferred financing costs	(1) / (2)	$214.8	$223.1
Other borrowings	Various	1.8	2.0
Total obligations under Restated Credit Facility and other borrowings		$216.6	$225.1
Less: Current portion of obligations under Restated Credit Facility and other borrowings		17.8	15.2
Total long-term obligations under Restated Credit Facility and other borrowings		$198.8	$209.9
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

Under the terms of the Restated Credit Agreement, the Company is required to maintain a maximum consolidated total debt to EBITDA ratio of not greater than 4.0 to 1.0 as of the end of any fiscal quarter ending during the period from the Amended and Restatement Date through September 30, 2015, (ii) 3.75 to 1.0 as of the end of any fiscal quarter ending during the period from

October 1, 2015 through September 30, 2016, and (iii) 3.5 to 1.0 as of the end of any fiscal quarter ending thereafter. In addition, the Company is required to maintain a minimum consolidated fixed charge coverage ratio of not less than 1.25 to1.0.

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

The Company was in compliance with all covenants as of June 30, 2016.

As of June 30, 2016, the Company had $98.9 million of borrowing availability under the Restated Credit Agreement, of which the Company could have borrowed $83.1 million on June 30, 2016 and remained in compliance with the above described covenants as of such date. The additional borrowing availability under the Restated Credit Agreement is limited only as of the Company’s fiscal quarter-end by the covenant restrictions described above. At June 30, 2016, the Company had $60.3 million of letters of credit outstanding under the Restated Senior Credit Facility, with aggregate borrowings against the Restated Credit Facility of $218.3 million (excluding debt discount of $1.5 million and deferred financing cost of $2.0 million).

In connection with and effective upon the execution and delivery of the Restated Credit Agreement on February 20, 2015, the Company recorded losses on extinguishment of debt, relating to debt discount and debt issuance costs, of $0.6 million for the six months ended June 30, 2015.

8. Share Repurchase Plan

In May 2016, the Company's Board of Directors authorized the Company to repurchase, on the open market, shares of its outstanding common stock in an amount not to exceed $30 million in aggregate. Purchases of the Company's common stock may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with Rule 10b-18 and 10b5-1under the Securities Exchange Act of 1934 ("Exchange Act"). The share repurchase program does not obligate the Company to repurchase any particular amount of common stock, and has no fixed termination date.

Under this program, the Company has repurchased 37,900 shares of common stock through June 30, 2016. The table below summarizes share repurchase activity during the three and six months ended June 30, 2016.

	Three Months Ended	Six Months Ended
(millions, except for share and per share data) (unaudited)	June 30, 2016	June 30, 2016
Total number of shares repurchased	37,900	37,900
Average price paid per share	$23.26	$23.26
Total value of shares repurchased	$0.9	$0.9

	Three Months Ended	Six Months Ended
(millions) (unaudited)	June 30, 2016	June 30, 2016
Total authorized repurchase amount	$30.0	$30.0
Total value of shares repurchased	0.9	0.9
Total remaining authorized repurchase amount	$29.1	$29.1

9. Bradley Agreement

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

The total deficiency payments to the State, net of reimbursements, as of June 30, 2016 (unaudited) are as follows:

(millions)	2016
Balance at December 31, 2015	$11.6
Deficiency payments made	0.1
Deficiency repayment received	(1.3)
Balance at June 30, 2016	$10.4

The total deficiency payments (net of payments made), interest and premium received as of June 30, 2016 are as follows:

	Three Months Ended		Six Months Ended
(millions) (unaudited)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Deficiency repayments	$1.1	$0.8	$1.2	$0.8
Interest	$—	$0.2	$0.1	$0.2
Premiums	$0.1	$0.1	$0.1	$0.1

The net of these amounts are recorded as a reduction in Cost of parking services—Management contracts within the Condensed Consolidated Statements of Income. There were no amounts of estimated deficiency payments accrued as of June 30, 2016 and December 31, 2015, as the Company concluded that the potential for future deficiency payments did not meet the criteria of both probable and estimable.

In addition to the recovery of certain general and administrative expenses incurred, the Bradley Agreement provides for an annual management fee payment, which is based on operating profit tiers. The annual management fee is further apportioned 60% to the Company and 40% to an un-affiliated entity and the annual management fee will be paid to the extent funds are available for the trustee to make a distribution, and are paid after Guaranteed Payments (as defined in the Bradley Agreement), and after the repayment of all deficiency payments, including interest and premium. Cumulative management fees of approximately $16.2 million and $15.7 million have not been recognized as of June 30, 2016 and December 31, 2015, respectively, and no management fees were recognized as revenue for the six months ended June 30, 2016 and 2015.

10. Stock-Based Compensation

Stock Options and Grants

There were no stock options granted during the six months ended June 30, 2016 and 2015. The Company recognized no stock-based compensation expense related to stock options for the six months ended June 30, 2016 and 2015, as all stock options previously granted were fully vested. As of June 30, 2016, there were no unrecognized compensation costs related to unvested stock options.

Below is a summary of Company authorized vested stock grants to certain directors for the six months ended June 30, 2016 and 2015. Stock-based compensation expense related to vested stock grants are included in General and administrative expenses within the Condensed Consolidated Statements of Income.

	Six Months Ended
(millions) (unaudited)	June 30, 2016	June 30, 2015
Authorization Date	April 21, 2016	April 21, 2015
Vested stock grants	32,180	32,357
Stock-based compensation expense	$0.7	$0.7

Restricted Stock Units

During the six months ended June 30, 2016, no restricted stock units were authorized by the Company. During the six months ended June 30, 2016, 1,415 restricted stock units vested. During the six months ended June 30, 2015, 1,416 restricted stock units vested. During the six months ended June 30, 2016, 4,124 restricted stock units were forfeited under the amended and restated Long-Term Incentive Plan and became available for reissuance. No restricted stock units were forfeited during the six months ended June 30, 2015.

The table below shows the Company's stock-based compensation expense related to the restricted stock units for the three and six months ended June 30, 2016 and 2015 respectively, and is included in General and administrative expenses within the Condensed Consolidated Statements of Income.

	Three Months Ended		Six Months Ended
(millions) (unaudited)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Stock-based compensation expense	$0.2	$0.4	$0.4	$0.8

As of June 30, 2016, there was $2.3 million of unrecognized stock-based compensation costs, net of estimated forfeitures, related to the restricted stock units that are expected to be recognized over a weighted average remaining period of approximately 3.3 years.

Performance Share Units

In September 2014, the Board of Directors authorized a performance-based incentive program under the Company’s Long-Term Incentive Plan (“Performance-Based Incentive Program”), whereby the Company will issue performance share units to certain executive management individuals that represent shares potentially issuable in the future. The objective of the Performance-Based Incentive Program is to link compensation to business performance, encourage ownership of Company stock, retain executive talent, and reward executive performance. The Performance-Based Incentive Program provides participating executive management individuals with the opportunity to earn vested common stock if certain performance targets for pre-tax free cash flow are achieved over a three year performance period and recipients satisfy service-based vesting requirements. The stock-based compensation expense associated with unvested performance share units are recognized on a straight-line basis over the shorter of the vesting period or minimum service period and dependent upon the probable outcome of the number of shares that will ultimately be issued based on the achievement of pre-tax free cash flow over the cumulative three year period.  In March 2016, the Company granted 94,780 performance share units to certain individuals within executive management.  During the six months ended June 30, 2016 and 2015, 4,493 and nil, respectively, performance share units were forfeited under the amended and restated Long-Term Incentive Plan and became available for reissuance.  As of June 30, 2016, 18,685 shares were vested related to certain participating executives being eligible for retirement.

The table below shows the Company's stock-based compensation expense related to the Performance-Based Incentive Program for the three and six months ended June 30, 2016 and 2015 respectively, and is included in General and administrative expenses within the Condensed Consolidated Statements of Income.

	Three Months Ended		Six Months Ended
(millions) (unaudited)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Stock-based compensation expense	$0.5	$0.4	$1.0	$0.6

Future compensation expense for currently outstanding awards under the Performance Based Incentive Program could reach a maximum of $8.7 million. Stock-based compensation for the Performance-Based Incentive Program is expected to be recognized over a weighted average period of 1.9 years.

11. Net Income per Common Share

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

A reconciliation of the weighted average basic common shares outstanding to the weighted average diluted common shares outstanding is as follows:

	Three Months Ended		Six Months Ended
(millions, except for share and per share data) (unaudited)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net income attributable to SP Plus Corporation	$6.5	$9.8	$6.5	$11.1
Basic weighted average common shares outstanding	22,344,898	22,145,190	22,336,693	22,136,458
Dilutive impact of share-based awards	280,573	376,642	272,750	368,945
Diluted weighted average common shares outstanding	22,625,471	22,521,832	22,609,443	22,505,403
Net income per common share
Basic	$0.29	$0.44	$0.29	$0.50
Diluted	$0.29	$0.43	$0.29	$0.49

For the three and six months ended June 30, 2016 and 2015, performance share units were excluded from the computation of weighted average diluted common share outstanding because the number of shares ultimately issuable is contingent on the Company's performance goals, which were not achieved as of the reporting date.

There are no additional securities that could dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share, other than those disclosed.

12. Comprehensive Income

Comprehensive income consists of the following components, net of tax:

	Three Months Ended		Six Months Ended
(millions) (unaudited)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net income	$7.4	$10.5	$8.0	$12.3
Effective portion of unrealized loss on cash flow hedge	(0.1)	—	(0.3)	(0.3)
Foreign currency translation	(0.1)	(0.1)	—	(0.3)
Comprehensive income	7.2	10.4	7.7	11.7
Less: Comprehensive income attributable to noncontrolling interest	0.9	0.7	1.5	1.2
Comprehensive income attributable to SP Plus Corporation	$6.3	$9.7	$6.2	$10.5

Accumulated other comprehensive loss is comprised of unrealized gains (losses) on cash flow hedges and foreign currency translation adjustments. The components of changes in accumulated comprehensive loss, net of tax, for the six months ended June 30, 2016 were as follows:

(millions) (unaudited)	Foreign Currency Translation Adjustments	Effective Portion of Unrealized Gain (Loss) on Cash Flow Hedge	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2015	$(1.2)	$0.1	$(1.1)
Change in other comprehensive income (loss)	—	(0.3)	(0.3)
Balance at June 30, 2016	$(1.2)	$(0.2)	$(1.4)

13. Income Taxes

For the three months ended June 30, 2016, the Company recognized income tax expense of $4.9 million on earnings before income taxes of $12.3 million compared to an income tax benefit of $0.3 million on earnings before income taxes of $10.2 million for the three months ended June 30, 2015. For the six months ended June 30, 2016, the Company recognized income tax expense of $5.8 million on earnings before income taxes of $13.8 million compared to income tax expense of $1.0 million on earnings before income taxes of $13.3 million for the six months ended June 30, 2015. The effective tax rate was approximately 42.2% for the six months ended June 30, 2016 compared to approximately 7.2% for the six months ended June 30, 2015. The effective tax rate for the six months ended June 30, 2015 was significantly lower than for the six months ended June 30, 2016 due to a discrete benefit for the reversal of a valuation allowance for historical net operating losses attributable to New York, New York (City of New York). The valuation allowance was reversed in the second quarter of 2015 due to the City of New York law changes enacted April 1, 2015, which resulted in the Company determining that the future benefit of net operating loss carryforwards was more likely than not to be recognized.

As of June 30, 2016, the Company has not identified any uncertain tax positions that would have a material impact on the Company’s financial position. The Company recognizes potential interest and penalties related to uncertain tax positions, if any, in income tax expense.

The tax years that remain subject to examination for the Company’s major tax jurisdictions at June 30, 2016 are shown below:

2011 – 2015         United States — federal income tax
2007 – 2015         United States — state and local income tax
2012 – 2015         Canada and Puerto Rico

14. Business Unit Segment Information

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
The business is managed based on regions administered by executive vice presidents. The following is a summary of revenues (excluding reimbursed management contract revenue) and gross profit by regions for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended				Six Months Ended
(millions) (unaudited)	June 30, 2016	Gross Margin %	June 30, 2015	Gross Margin %	June 30, 2016	Gross Margin	June 30, 2015	Gross Margin
Parking Services Revenue
Region One
Lease contracts	$102.6		$113.0		$209.2		$217.8
Management contracts	49.6		47.8		96.1		95.0
Total Region One	152.2		160.8		305.3		312.8
Region Two
Lease contracts	31.8		32.4		62.4		62.1
Management contracts	24.3		26.1		48.4		51.6
Total Region Two	56.1		58.5		110.8		113.7
Region Three
Lease contracts	1.2		1.2		2.6		2.4
Management contracts	9.5		10.9		26.6		28.4
Total Region Three	10.7		12.1		29.2		30.8
Other
Lease contracts	0.1		(0.1)		—		—
Management contracts	3.3		3.5		6.8		7.4
Total Other	3.4		3.4		6.8		7.4
Reimbursed management contract revenue	180.2		170.8		348.1		345.1
Total Revenues	$402.6		$405.6		$800.2		$809.8
Gross Profit
Region One
Lease contracts	10.0	9.7%	$11.9	10.5%	17.1	8.2%	$17.6	8.1%
Management contracts	21.8	44.0%	21.1	44.1%	41.4	43.1%	41.9	44.1%
Total Region One	31.8		33.0		58.5		59.5
Region Two
Lease contracts	1.6	5.0%	1.7	5.2%	2.5	4.0%	2.6	4.2%
Management contracts	6.8	28.0%	7.2	27.6%	12.4	25.6%	12.7	24.6%
Total Region Two	8.4		8.9		14.9		15.3
Region Three
Lease contracts	(0.1)	(8.3)%	—	—%	0.3	11.5%	0.2	8.3%
Management contracts	2.6	27.4%	2.8	25.7%	6.4	24.1%	6.4	22.5%
Total Region Three	2.5		2.8		6.7		6.6
Other
Lease contracts	0.2	200.0%	(1.6)	(1,600.0)%	(0.3)	—%	(1.3)	—%
Management contracts	4.1	124.2%	3.3	94.3%	5.6	82.4%	7.6	102.7%
Total Other	4.3		1.7		5.3		6.3
Total gross profit	47.0		$46.4		85.4		$87.7
General and administrative expenses	22.1		24.7		46.7		50.5
General and administrative expense percentage of gross profit	47.0%		53.2%		54.7%		57.6%
Depreciation and amortization	9.8		8.2		19.0		16.1
Operating income	15.1		13.5		19.7		21.1

	Three Months Ended				Six Months Ended
	June 30, 2016	Gross Margin %	June 30, 2015	Gross Margin %	June 30, 2016	Gross Margin	June 30, 2015	Gross Margin
Other expenses (income)
Interest expense	2.6		3.0		5.4		7.1
Interest income	(0.1)		—		(0.3)		(0.1)
Equity in losses from investment in unconsolidated entity	0.3		0.3		0.8		0.8
Total other expenses (income)	2.8		3.3		5.9		7.8
Income before income taxes	12.3		10.2		13.8		13.3
Income tax expense (benefit)	4.9		(0.3)		5.8		1.0
Net income	7.4		10.5		8.0		12.3
Less: Net income attributable to noncontrolling interest	0.9		0.7		1.5		1.2
Net income attributable to SP Plus Corporation	$6.5		$9.8		$6.5		$11.1

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

We operate our clients’ properties through two types of arrangements: management contracts and leases. Under a management contract, we typically receive a base monthly fee for managing the facility, and we may also receive an incentive fee based on the achievement of facility performance objectives. We also receive fees for ancillary services. Typically, all of the underlying revenues and expenses under a standard management contract flow through to our clients rather than to us. However, some management contracts, which are referred to as “reverse” management contracts, usually provide for larger management fees and require us to pay various costs. Under lease arrangements, we generally pay to the property owner a fixed annual rent, a percentage of gross customer collections or a combination thereof. We collect all revenues under lease arrangements and we are responsible for most operating expenses, but we are typically not responsible for major maintenance, capital expenditures or real estate taxes. Margins for lease contracts vary significantly, not only due to operating performance, but also due to variability of parking rates in different cities and varying space utilization by parking facility type and location.  As of June 30, 2016, we operated 81% of our locations under management contracts and 19% under leases.

In evaluating our financial condition and operating performance, management’s primary focus is on our gross profit and total general and administrative expense. Although the underlying economics to us of management contracts and leases are similar, the manner in which we are required to account for them differs. Revenue from leases includes all gross customer collections derived from our leased locations (net of local parking taxes), whereas revenue from management contracts only includes our contractually agreed upon management fees and amounts attributable to ancillary services. Gross customer collections at facilities under management contracts, therefore, are not included in our revenue. Accordingly, while a change in the proportion of our operating agreements that are structured as leases versus management contracts may cause significant fluctuations in reported revenue and expense of parking services that change will not artificially affect our gross profit. For example, as of June 30, 2016, 81% of our locations were operated under management contracts and 77% of our gross profit for the six months ended June 30, 2016 was derived from management contracts. Only 39% of total revenue (excluding reimbursed management contract revenue), however, was from management contracts because under those contracts the revenue collected from parking customers belongs to our clients. Therefore, gross profit and total general and administrative expense, rather than revenue, are management’s primary focus.

General Business Trends

We believe that sophisticated commercial real estate developers and property managers and owners recognize the potential for parking and related services to be a profit generator rather than a cost center. Often, the parking experience makes both the first and the last impressions on their properties' tenants and visitors. By outsourcing these services, they are able to capture additional profit by leveraging the unique operational skills and controls that an experienced parking management company can offer. Our ability to consistently deliver a uniformly high level of parking and related services and maximize the profit to our clients improves our ability to win contracts and retain existing locations. Our focus on customer service and satisfaction is a key driver of our high location retention rate, which was approximately 87% and 88% for the six month periods ended June 30, 2016 and 2015, respectively.

Summary of Operating Facilities

We focus our operations in core markets where a concentration of locations improves customer service levels and operating margins. The following table reflects our facilities operated at the end of the periods indicated:

	June 30, 2016	December 31, 2015	June 30, 2015
Leased facilities (1)	698	713	748
Managed facilities (1) (2)	2,991	3,161	3,185
Total facilities	3,689	3,874	3,933

(1) Includes partial ownership in two managed facilities and one leased facility acquired in the Central Merger.
(2) Adjusted to exclude managed facilities related to the security business primarily operating in the Southern California market for June 30, 2015.

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

Effective January 1, 2016, we began certain organizational and executive leadership changes to align with how our CODM reviews performance and makes decisions in managing the Company and therefore, changed internal operating segment information reported to the CODM. The operating segments are internally reported as Region One (Urban), Region Two (Airport transportation) and Region Three (other reporting units of USA Parking and event planning and transportation services). All prior periods presented have been restated to reflect the new internal reporting to the CODM.

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

The following is a summary of revenues (excluding reimbursed management contract revenue), cost of parking services and gross profit by regions for the three and six months ended June 30, 2016 and 2015:

Three Months Ended June 30, 2016 Compared to Three Months June 30, 2015

Segment revenue information is summarized as follows (unaudited):

	Three Months Ended June 30,
	Region One		Region Two		Region Three		Other		Total		Variance
(millions)	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015	Amount	%
Lease contract revenue:
New locations	$4.3	$0.7	$19.1	$18.9	$—	$—	$—	$—	$23.4	$19.6	$3.8	19.4%
Contract expirations	0.2	15.0	—	1.0	—	0.1	—	—	0.2	16.1	(15.9)	(98.8)%
Same locations	94.6	92.6	12.7	12.5	1.0	1.0	0.1	(0.1)	108.4	106.0	2.4	2.3%
Conversions	3.5	4.7	—	—	0.2	0.1	—	—	3.7	4.8	(1.1)	(22.9)%
Total lease contract revenue	$102.6	$113.0	$31.8	$32.4	$1.2	$1.2	$0.1	$(0.1)	$135.7	$146.5	$(10.8)	(7.4)%
Management contract revenue:
New locations	$6.9	$1.1	$3.7	$—	$1.2	$0.3	$—	$—	$11.8	$1.4	$10.4	742.9%
Contract expirations	0.5	6.3	3.9	10.5	—	2.4	—	—	4.4	19.2	(14.8)	(77.1)%
Same locations	42.1	40.3	16.7	15.6	8.2	8.2	3.3	3.5	70.3	67.6	2.7	4.0%
Conversions	0.1	0.1	—	—	0.1	—	—	—	0.2	0.1	0.1	100.0%
Total management contract revenue	$49.6	$47.8	$24.3	$26.1	$9.5	$10.9	$3.3	$3.5	$86.7	$88.3	$(1.6)	(1.8)%

Parking services revenue—lease contracts.  Lease contract revenue decreased $10.8 million, or 7.4%, to $135.7 million for the three months ended June 30, 2016, compared to $146.5 million for the three months ended June 30, 2015. The decrease in lease contract revenue resulted primarily from decreases of $15.9 million from contract expirations and $1.1 million from locations that converted from management contracts during the year, partially offset by increases of $3.8 million from new locations and $2.4 million from same locations. Same location revenue increases were primarily due to increases in short-term parking and monthly parker revenue.

From a reporting segment perspective, lease contract revenue decreased primarily due to decreases in contract expirations in all three regions and conversions in region one, partially offset by increases in new locations in regions one and two, same locations in regions one, two and other, and conversions in region three. The other region amounts in same location represent revenue not specifically identifiable to a region.

Revenue associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

Parking services revenue—management contracts. Management contract revenue decreased $1.6 million, or 1.8%, to $86.7 million for the three months ended June 30, 2016, compared to $88.3 million for the three months ended June 30, 2015.  The decrease in management contract revenue resulted primarily from a decrease of $14.8 million from contract expirations, partially offset by increases of $10.4 million from new locations, $2.7 million from same locations and $0.1 million from locations that converted from lease contracts during the year. Same location revenue increases were primarily due to an increase in other ancillary services revenue and incentive fees.

From a reporting segment perspective, management contract revenue decreased primarily due to decreases in contract expirations in all three regions and same locations in other, partially offset by increases in new locations in all three regions and same locations in regions one and two and conversions in region three. The other region amounts in same location represent revenues not specifically identifiable to a region.

Revenue associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

Reimbursed management contract revenue. Reimbursed management contract revenue increased $9.4 million, or 5.5%, to $180.2 million for the three months ended June 30, 2016, compared to $170.8 million for the three months ended June 30, 2015. This increase resulted from additional reimbursements for costs incurred on behalf of owners.

Segment cost of parking services information is summarized as follows (unaudited):

	Three Months Ended June 30,
	Region One		Region Two		Region Three		Other		Total		Variance
(millions)	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015	Amount	%
Cost of parking services lease contracts:
New locations	$4.2	$0.7	$18.7	$18.3	$—	$—	$—	$—	$22.9	$19.0	$3.9	20.5%
Contract expirations	0.5	14.0	—	1.0	—	0.2	—	—	0.5	15.2	(14.7)	(96.7)%
Same locations	84.6	82.1	11.5	11.4	1.0	0.9	(0.1)	1.5	97.0	95.9	1.1	1.1%
Conversions	3.3	4.3	—	—	0.3	0.1	—	—	3.6	4.4	(0.8)	(18.2)%
Total cost of parking services lease contracts	$92.6	$101.1	$30.2	$30.7	$1.3	$1.2	$(0.1)	$1.5	$124.0	$134.5	$(10.5)	(7.8)%
Cost of parking services management contracts:
New locations	$4.8	$0.6	$3.3	$—	$0.9	$0.2	$—	$—	$9.0	$0.8	$8.2	1,025.0%
Contract expirations	0.6	4.1	5.0	10.3	0.1	2.0	—	—	5.7	16.4	(10.7)	(65.2)%
Same locations	22.4	22.0	9.2	8.6	5.9	5.9	(0.8)	0.2	36.7	36.7	—	—%
Conversions	—	—	—	—	—	—	—	—	—	—	—	—%
Total cost of parking services management contracts	$27.8	$26.7	$17.5	$18.9	$6.9	$8.1	$(0.8)	$0.2	$51.4	$53.9	$(2.5)	(4.6)%

Cost of parking services—lease contracts.  Cost of parking services for lease contracts decreased $10.5 million, or 7.8%, to $124.0 million for the three months ended June 30, 2016, compared to $134.5 million for the three months ended June 30, 2015.  The decrease in cost of parking services for lease contracts resulted primarily from decreases of $14.7 million from contract expirations and $0.8 million from locations that converted from management contracts, partially offset by a $3.9 million increase from new locations and $1.1 million from same locations. Same location costs increased primarily due to higher rent expense as a result of higher revenue for same locations.

From a reporting segment perspective, cost of parking services for lease contracts decreased primarily due to decreases in contract expirations in all three regions and same locations in other, partially offset by increases in new locations in regions one and two, same locations in all three regions and conversions in region three.

Cost of parking services associated with contract expirations relates to contacts that have expired, however, we were operating the facility in the comparative period presented.

Cost of parking services—management contracts.  Cost of parking services for management contracts decreased $2.5 million, or 4.6%, to $51.4 million for the three months ended June 30, 2016, compared to $53.9 million for the three months ended June 30, 2015. The decrease in cost of parking services for management contracts resulted primarily from decreases of $10.7 million from contract expirations, partially offset by increases of $8.2 million from new locations. Same location costs were unchanged for the three months ended June 30, 2016, compared to June 30, 2015, this was primarily due to lower costs not specifically allocated to regions, offset by higher costs related to operations and ancillary services.

From a reporting segment perspective, cost of parking services for management contracts decreased primarily due to contract expirations in all three regions and same locations in other, partially offset by increases in new locations in all three regions and same locations in regions one and two.

Revenue associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

Reimbursed management contract expense. Reimbursed management contract expense increased $9.4 million, or 5.5%, to $180.2 million for the three months ended June 30, 2016, compared to $170.8 million for the three months ended June 30, 2015. This increase resulted from additional reimbursements for costs incurred on behalf of owners.

Segment gross profit/gross profit percentage information is summarized as follows (unaudited):

	Three Months Ended June 30,
	Region One		Region Two		Region Three		Other		Total		Variance
(millions)	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015	Amount	%
Gross profit lease contracts:
New locations	$0.1	$—	$0.4	$0.6	$—	$—	$—	$—	$0.5	$0.6	$(0.1)	(16.7)%
Contract expirations	(0.3)	1.0	—	—	—	(0.1)	—	—	(0.3)	0.9	(1.2)	(133.3)%
Same locations	10.0	10.5	1.2	1.1	—	0.1	0.2	(1.6)	11.4	10.1	1.3	12.9%
Conversions	0.2	0.4	—	—	(0.1)	—	—	—	0.1	0.4	(0.3)	(75.0)%
Total gross profit lease contracts	$10.0	$11.9	$1.6	$1.7	$(0.1)	$—	$0.2	$(1.6)	$11.7	$12.0	$(0.3)	(2.5)%
	(Percentages)
Gross profit percentage lease contracts:
New locations	2.3%	—%	2.1%	3.2%	—%	—%	—%	—%	2.1%	3.1%
Contract expirations	(150.0)%	6.7%	—%	—%	—%	(100.0)%	—%	—%	(150.0)%	5.6%
Same locations	10.6%	11.3%	9.4%	8.8%	—%	10.0%	200.0%	(1,600.0)%	10.5%	9.5%
Conversions	5.7%	8.5%	—%	—%	(50.0)%	—%	—%	—%	2.7%	8.3%
Total gross profit percentage	9.7%	10.5%	5.0%	5.2%	(8.3)%	—%	200.0%	(1,600.0)%	8.6%	8.2%
Gross profit management contracts:
New locations	$2.1	$0.5	$0.4	$—	$0.3	$0.1	$—	$—	$2.8	$0.6	$2.2	366.7%
Contract expirations	(0.1)	2.2	(1.1)	0.2	(0.1)	0.4	—	—	(1.3)	2.8	(4.1)	(146.4)%
Same locations	19.7	18.3	7.5	7.0	2.3	2.3	4.1	3.3	33.6	30.9	2.7	8.7%
Conversions	0.1	0.1	—	—	0.1	—	—	—	0.2	0.1	0.1	100.0%
Total gross profit management contracts	$21.8	$21.1	$6.8	$7.2	$2.6	$2.8	$4.1	$3.3	$35.3	$34.4	$0.9	2.6%

Gross profit percentage management contracts:
New locations	30.4%	45.5%	10.8%	—%	25.0%	33.3%	—%	—%	23.7%	42.9%
Contract expirations	(20.0)%	34.9%	(28.2)%	1.9%	—%	16.7%	—%	—%	(29.5)%	14.6%
Same locations	46.8%	45.4%	44.9%	44.9%	28.0%	28.0%	124.2%	94.3%	47.8%	45.7%
Conversions	100.0%	100.0%	—%	—%	100.0%	—%		—%	100.0%	100.0%
Total gross profit percentage	44.0%	44.1%	28.0%	27.6%	27.4%	25.7%	124.2%	94.3%	40.7%	39.0%

Gross profit—lease contracts. Gross profit for lease contracts decreased $0.3 million, or 2.5%, to $11.7 million for the three months ended June 30, 2016, compared to $12.0 million for three months ended June 30, 2015. Gross profit percentage for lease contracts increased to 8.6% for the three months ended June 30, 2016, compared to 8.2% for the three months ended June 30, 2015. Gross profit for lease contracts decreased primarily as a result of decreases in new locations, contract expirations, and locations that converted from management contracts, partially offset by increases in same locations. Gross profit for same locations increased primarily due to increased short term and monthly parker revenue and a decrease in certain operating costs not specifically allocated to regions, partially offset by an increase in rent expense as a result of higher lease revenue.

From a reporting segment perspective, gross profit for lease contracts decreased primarily from new locations in region two, contract expirations in region one, same locations in regions one and three and conversions in regions one and three, partially offset by increases in new locations in region one, contract expirations in region three and same locations in region two and other.

Gross profit associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

Gross profit—management contracts. Gross profit for management contracts increased $0.9 million, or 2.6%, to $35.3 million for the three months ended June 30, 2016, compared to $34.4 million for the three months ended June 30, 2015. Gross profit percentage for management contracts increased to 40.7% for three months ended June 30, 2016, compared to 39.0% for three months ended June 30, 2015. The increase in gross profit for management contracts was primarily a result of increases in new locations and same locations, partially offset by a decrease in contract expirations. Gross profit for same locations increased primarily due to higher revenues for ancillary services and a decrease in certain operating costs not allocated to a region.

From a reporting segment perspective, gross profit for management contracts increased primarily due to increases in new locations in all three regions, same locations in regions one, two and other, and conversions in region three partially offset by decreases in contract expirations in all three regions.

Gross profit associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

General and administrative expenses. General and administrative expenses decreased $2.6 million, or 10.5%, to $22.1 million for the three months ended June 30, 2016, as compared to $24.7 million for the three months ended June 30, 2015. The decrease in general and administrative expenses overall was due to a decrease in restructuring, merger and integration costs, including severance and benefit expenses, reductions in compensation and benefit costs and overall better expense control.

Depreciation and amortization. Depreciation and amortization increased $1.6 million, or 19.5%, to $9.8 million for the three months ended June 30, 2016, as compared to $8.2 million for the three months ended June 30, 2015. This increase was primarily a result of an increase in amortization and depreciation for investments in information system enhancements and infrastructure.

Interest expense. Interest expense decreased $0.4 million, or 13.3%, to $2.6 million for the three months ended June 30, 2016, as compared to $3.0 million for the three months ended June 30, 2015.  The decrease in interest expense was primarily related to decreases in average borrowing rates and reductions in amounts outstanding under our Senior Credit Facility and Restated Credit Facility.

Interest income. Interest income was $0.1 million and $nil for the three months ended June 30, 2016 and 2015, respectively.

Equity in losses from investment in unconsolidated entity. Equity in losses from investment in unconsolidated entity was $0.3 million for the three months ended June 30, 2016 and 2015.

Income tax expense. Income tax expense increased $5.2 million, to $4.9 million for the three months ended June 30, 2016, as compared to a benefit of $0.3 million for the three months ended June 30, 2015. Our effective tax rate was 40.3% for the three months ended June 30, 2016, compared to a benefit of 3.8% for the three months ended June 30, 2015. The effective tax rate for the three months ended June 30, 2015 decreased primarily due to the discrete benefit recognized for New York, New York (City of New York) law change. The valuation allowance was reversed in the second quarter of 2015 due to the City of New York law changes enacted April 1, 2015, which resulted in our determination that the future benefit of net operating loss carryforwards was more likely than not to be recognized.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Segment revenue information is summarized as follows (unaudited):

	Six Months Ended June 30,
	Region One		Region Two		Region Three		Other		Total		Variance
(millions)	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015	Amount	%
Lease contract revenue
New locations	$7.9	$0.8	$37.2	$35.0	$—	$—	$—	$—	$45.1	$35.8	$9.3	26.0%
Contract expirations	9.3	30.7	0.1	2.4	—	0.2	—	—	9.4	33.3	(23.9)	(71.8)%
Same locations	183.0	178.1	25.1	24.7	2.1	2.0	—	—	210.2	204.8	5.4	2.6%
Conversions	9.0	8.2	—	—	0.5	0.2	—	—	9.5	8.4	1.1	13.1%
Total lease contract revenue	$209.2	$217.8	$62.4	$62.1	$2.6	$2.4	$—	$—	$274.2	$282.3	$(8.1)	(2.9)%
Management contract revenue
New locations	$11.9	$1.5	$5.6	$—	$3.6	$0.3	$—	$—	$21.1	$1.8	$19.3	1,072.2%
Contract expirations	2.0	13.8	9.7	20.9	1.0	5.9	—	—	12.7	40.6	(27.9)	(68.7)%
Same locations	82.0	79.5	33.1	30.7	21.8	22.2	6.8	7.4	143.7	139.8	3.9	2.8%
Conversions	0.2	0.2	—	—	0.2	—	—	—	0.4	0.2	0.2	100.0%
Total management contract revenue	$96.1	$95.0	$48.4	$51.6	$26.6	$28.4	$6.8	$7.4	$177.9	$182.4	$(4.5)	(2.5)%

Parking services revenue—lease contracts.  Lease contract revenue decreased $8.1 million, or 2.9%, to $274.2 million for the six months ended June 30, 2016, compared to $282.3 million for the six months ended June 30, 2015. The decrease in lease contract revenue resulted primarily from a decrease of $23.9 million from contract expirations, partially offset by increases of $9.3 million from new locations, $5.4 million from same locations and $1.1 million from locations that converted from management contracts. Same location revenue increases were primarily due to increases in short-term parking and monthly parker revenue.

From a reporting segment perspective, lease contract revenue decreased primarily due to decreases in contract expirations in all three regions, partially offset by increases in new locations in regions one and two, same locations in all three regions and conversions in regions one and three. The other region amounts in same location represent revenue not specifically identifiable to a region.

Revenue associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

Parking services revenue—management contracts. Management contract revenue decreased $4.5 million, or 2.5%, to $177.9 million for the six months ended June 30, 2016, compared to $182.4 million for the six months ended June 30, 2015.  The decrease in management contract revenue resulted primarily from a decrease of $27.9 million from contract expirations, partially offset by increases of $19.3 million from new locations, $3.9 million from same locations and $0.2 million from locations that converted from lease contracts during the year. Same location revenue increases were primarily due to an increase in other ancillary services revenue and incentive fees in regions one and two, partially offset by a decrease in other ancillary services revenue and incentive fees for region three and a decrease in revenue not allocated to regions for other.

From a reporting segment perspective, management contract revenue decreased primarily due to decreases in contract expirations in all three regions and same locations in region three and other, partially offset by increases in new locations in all three regions, same locations in regions one and two and conversions in region three. The other region amounts in same location represent revenues not specifically identifiable to a region.

Revenue associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

Reimbursed management contract revenue. Reimbursed management contract revenue increased $3.0 million, or 0.9%, to $348.1 million for the six months ended June 30, 2016, compared to $345.1 million for the six months ended June 30, 2015. This increase resulted from additional reimbursements for costs incurred on behalf of owners.

Segment cost of parking services information is summarized as follows (unaudited):

	Six Months Ended June 30,
	Region One		Region Two		Region Three		Other		Total		Variance
(millions)	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015	Amount	%
Cost of parking services lease contracts:
New locations	$7.7	$0.7	$36.9	$34.4	$—	$—	$—	$—	$44.6	$35.1	$9.5	27.1%
Contract expirations	8.8	29.0	0.1	2.3	—	0.2	—	—	8.9	31.5	(22.6)	(71.7)%
Same locations	167.0	162.9	22.9	22.8	1.8	1.8	0.3	1.3	192.0	188.8	3.2	1.7%
Conversions	8.6	7.6	—	—	0.5	0.2	—	—	9.1	7.8	1.3	16.7%
Total cost of parking services lease contracts	$192.1	$200.2	$59.9	$59.5	$2.3	$2.2	$0.3	$1.3	$254.6	$263.2	$(8.6)	(3.3)%
Cost of parking services management contracts:
New locations	$8.4	$0.7	$5.0	$0.1	$1.9	$0.3	$—	$—	$15.3	$1.1	$14.2	1,290.9%
Contract expirations	1.7	9.1	10.9	20.2	0.7	4.7	—	—	13.3	34.0	(20.7)	(60.9)%
Same locations	44.6	43.3	20.1	18.6	17.4	17.0	1.2	(0.2)	83.3	78.7	4.6	5.8%
Conversions	—	—	—	—	0.2	—	—	—	0.2	—	0.2	—%
Total cost of parking services management contracts	$54.7	$53.1	$36.0	$38.9	$20.2	$22.0	$1.2	$(0.2)	$112.1	$113.8	$(1.7)	(1.5)%

Cost of parking services—lease contracts.  Cost of parking services for lease contracts decreased $8.6 million, or 3.3%, to $254.6 million for the six months ended June 30, 2016, compared to $263.2 million for the six months ended June 30, 2015.  The decrease in cost of parking services for lease contracts resulted primarily from a decrease of $22.6 million from contract expirations, partially offset by increases of $9.5 million from new locations, $3.2 million from same locations and $1.3 million from locations that converted from management contracts. Same location costs increased primarily due to higher rent expense as a result of higher revenue for same locations, partially offset by a lower costs not specifically allocated to regions in other.

From a reporting segment perspective, cost of parking services for lease contracts decreased primarily due to contract expirations from all three regions and same locations in other, partially offset by increases in new locations in regions one and two, same locations in regions one and two and conversions in regions one and three.

Cost of parking services associated with contract expirations relates to contacts that have expired, however, we were operating the facility in the comparative period presented.

Cost of parking services—management contracts.  Cost of parking services for management contracts decreased $1.7 million, or 1.5%, to $112.1 million for the six months ended June 30, 2016, compared to $113.8 million for the six months ended June 30, 2015. The decreases in cost of parking for management contracts resulted primarily from a decrease of $20.7 million from contract expirations, partially offset by increases of $14.2 million from new locations, $4.6 million from same locations and $0.2 million from locations that converted from lease contracts. Same location costs increased primarily higher costs related to ancillary services, and certain costs not specifically allocated to regions in other.

From a reporting segment perspective, cost of parking services for management contract decreased primarily due to contract expirations in all three regions, partially offset by new locations in all three regions, same locations in all three regions and other and conversions in region three.

Revenue associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

Reimbursed management contract expense. Reimbursed management contract expense increased $3.0 million, or 0.9%, to $348.1 million for the six months ended June 30, 2016, compared to $345.1 million for the six months ended June 30, 2015. This decrease resulted from less reimbursements for costs incurred on behalf of owners.

Segment gross profit/gross profit percentage information is summarized as follows (unaudited):

	Six Months Ended June 30,
	Region One		Region Two		Region Three		Other		Total		Variance
(millions)	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015	Amount	%
Gross profit lease contracts:
New locations	$0.2	$0.1	$0.3	$0.6	$—	$—	$—	$—	$0.5	$0.7	$(0.2)	(28.6)%
Contract expirations	0.5	1.7	—	0.1	—	—	—	—	0.5	1.8	(1.3)	(72.2)%
Same locations	16.0	15.2	2.2	1.9	0.3	0.2	(0.3)	(1.3)	18.2	16.0	2.2	13.8%
Conversions	0.4	0.6		—	—	—	—	—	0.4	0.6	(0.2)	(33.3)%
Total gross profit lease contracts	$17.1	$17.6	$2.5	$2.6	$0.3	$0.2	$(0.3)	$(1.3)	$19.6	$19.1	$0.5	2.6%
	(Percentages)
Gross profit percentage lease contracts:
New locations	2.5%	12.5%	0.8%	1.7%	—%	—%	—%	—%	1.1%	2.0%
Contract expirations	5.4%	5.5%	—%	4.2%	—%	—%	—%	—%	5.3%	5.4%
Same locations	8.7%	8.5%	8.8%	7.7%	14.3%	10.0%	—%	—%	8.7%	7.8%
Conversion	4.4%	7.3%	—%	—%	—%	—%	—%		4.2%	7.1%
Total gross profit percentage	8.2%	8.1%	4.0%	4.2%	11.5%	8.3%	—%	—%	7.1%	6.8%
Gross profit management contracts:
New locations	$3.5	$0.8	$0.6	$(0.1)	$1.7	$—	$—	$—	$5.8	$0.7	$5.1	728.6%
Contract expirations	0.3	4.7	(1.2)	0.7	0.3	1.2	—	—	(0.6)	6.6	(7.2)	(109.1)%
Same locations	37.4	36.2	13.0	12.1	4.4	5.2	5.6	7.6	60.4	61.1	(0.7)	(1.1)%
Conversions	0.2	0.2	—	—	—	—	—	—	0.2	0.2	—	—%
Total gross profit management contracts	$41.4	$41.9	$12.4	$12.7	$6.4	$6.4	$5.6	$7.6	$65.8	$68.6	$(2.8)	(4.1)%

Gross profit percentage management contracts:
New locations	29.4%	53.3%	10.7%	—%	47.2%	—%	—%	—%	27.5%	38.9%
Contract expirations	15.0%	34.1%	(12.4)%	3.3%	30.0%	20.3%	—%	—%	(4.7)%	16.3%
Same locations	45.6%	45.5%	39.3%	39.4%	20.2%	23.4%	82.4%	102.7%	42.0%	43.7%
Conversions	100.0%	100.0%	—%	—%	—%	—%	—%	—%	50.0%	100.0%
Total gross profit percentage	43.1%	44.1%	25.6%	24.6%	24.1%	22.5%	82.4%	102.7%	37.0%	37.6%

Gross profit—lease contracts. Gross profit for lease contracts increased $0.5 million, or 2.6%, to $19.6 million for the six months ended June 30, 2016, compared to $19.1 million for six months ended June 30, 2015. Gross profit percentage for lease contracts increased to 7.1% for the six months ended June 30, 2016, compared to 6.8% for the six months ended June 30, 2015. Gross profit for lease contracts increased primarily as a result of increases in gross profit for same locations, partially offset by decreases in new locations, contract expirations, and locations that converted from management contracts. Gross profit for same locations increased primarily due to increased revenue related to short-term parking and monthly parker revenue and an overall increase in gross profit in other, partially offset by an increase rent expense as a result of higher lease revenue.

From a reporting segment perspective, gross profit for lease contracts increased primarily from new locations in region one, same locations in all three regions and other, partially offset by decreases in new locations in region two, contract expirations in regions one and two, and conversions in region one.

Gross profit associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

Gross profit—management contracts. Gross profit for management contracts decreased $2.8 million, or 4.1%, to $65.8 million for the six months ended June 30, 2016, compared to $68.6 million for the six months ended June 30, 2015. Gross profit percentage for management contracts decreased to 37.0% for six months ended June 30, 2016, compared to 37.6% for six months ended June 30, 2015. The decrease in gross profit for management contracts was primarily a result of decreases in contract expirations and same locations, partially offset by an increase in gross profit for new locations. Gross profit for same locations decreased primarily due a decrease in overall gross profit for other-driven primarily as a result of lower revenue and higher costs not allocated to regions and an increase in costs related to ancillary services, partially offset by higher revenues for ancillary services and incentive fees.

From a reporting segment perspective, gross profit for management contracts decreased primarily due to decreases in contract expirations for all three regions, same locations in region three and other, partially offset by increases in new locations in all three regions and same locations in regions one and two.

Gross profit associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

General and administrative expenses. General and administrative expenses decreased $3.8 million, or 7.5%, to $46.7 million for the six months ended June 30, 2016, as compared to $50.5 million for the six months ended June 30, 2015. The decrease in general and administrative expenses overall was due to a decrease in restructuring, merger and integration costs, including severance and benefit expenses, reductions in compensation and benefit costs and overall better expense control, partially offset by an increase in costs as a result of settling previous litigation with a former indirect controlling shareholder of the Company for $1.5 million, net of insurance recoveries.

Depreciation and amortization. Depreciation and amortization increased $2.9 million, or 18.0%, to $19.0 million for the six months ended June 30, 2016, as compared to $16.1 million for the six months ended June 30, 2015. This increase was primarily a result of an increase in amortization and depreciation for investments in information system enhancements and infrastructure.

Interest expense. Interest expense decreased $1.7 million, or 23.9%, to $5.4 million for the six months ended June 30, 2016, as compared to $7.1 million for the six months ended June 30, 2015.  The decrease in interest expense was primarily related to decreases in average borrowing rates and reductions in amounts outstanding under our Senior Credit Facility and Restated Credit Facility as well as $0.6 million included in interest expense for the six months ended June 30, 2015 for the write-off of debt discount and debt issuance costs in connection with the Restated Credit Agreement.

Interest income. Interest income was $0.3 million and $0.1 million for the six months ended June 30, 2016 and 2015, respectively.

Equity in losses from investment in unconsolidated entity. Equity in losses from investment in unconsolidated entity was $0.8 million and $0.8 million for the six months ended June 30, 2016 and 2015.

Income tax expense. Income tax expense increased $4.8 million, to $5.8 million for the six months ended June 30, 2016, as compared to $1.0 million for the six months ended June 30, 2015. Our effective tax rate was 42.2% for the six months ended June 30, 2016, compared to 7.2% for the six months ended June 30, 2015. The change in the effective tax rate for the six months ended June 30, 2015 decreased primarily due to the discrete benefit recognized for New York, New York (City of New York) law change. The valuation allowance was reversed in the second quarter of 2015 due to the City of New York law changes enacted April 1, 2015, which resulted in our determination that the future benefit of net operating loss carryforwards was more likely than not to be recognized.

Liquidity and Capital Resources

Outstanding Indebtedness

On June 30, 2016, we had total indebtedness of approximately $216.6 million, a decrease of $8.5 million from December 31, 2015. The $216.6 million in total indebtedness as of June 30, 2016 includes:

▪	$214.8 million under our Restated Credit Facility, net of original discount on borrowings of $1.5 million and deferred financing costs of $2.0 million; and

▪	$1.8 million of other debt obligations, which includes capital lease obligations, obligations on seller notes and other indebtedness.

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

We were in compliance with all covenants as of June 30, 2016.

As of June 30, 2016, we had $98.9 million of borrowing availability under the Restated Credit Agreement, of which the Company could have borrowed $83.1 million on June 30, 2016 and remained in compliance with the above described covenants as of such date. The additional borrowing availability under the Restated Credit Agreement is limited only as of the Company’s fiscal quarter-end by the covenant restrictions described above. At June 30, 2016, the Company had $60.3 million of letters of credit outstanding under the Restated Credit Facility, with aggregate borrowings against the Restated Credit Facility of $218.3 million (excluding original discount on borrowings of $1.5 million and deferred financing costs of $2.0 million).

Share Repurchases

In May 2016, our Board of Directors authorized us to repurchase shares of our common stock on the open market of up to $30.0 million in aggregate. During the second quarter of 2016, we repurchased 37,900 shares from third-party shareholders at an average price of $23.26 per share and average commissions of $0.03 per share. The total value of the second quarter transactions was $0.9 million.

At June 30, 2016, 37,900 shares were held as treasury stock with $29.1 million remaining available for repurchase under the May 2016 stock repurchase program.

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

Certain lease contracts acquired in the Central Merger include provisions allocating to us responsibility for the cost of certain structural and other repairs required to be made to the leased property, including improvement and repair costs arising as a result of ordinary wear and tear. We recorded $0.1 million and $2.0 million during the three months ended June 30, 2016 and 2015, respectively, and $0.3 million and $2.1 million during the six months ended June 30, 2016 and 2015, respectively, of costs (see further below and Note 3. Acquisition of our Condensed Consolidated Financial Statements for expected recoveries of the total cost recognized by us through the applicable indemnity) in Cost of parking services—Lease contracts within the Condensed Consolidated Statements of Income for structural and other repair costs related to certain lease contracts acquired in the Central Merger, whereby we have expensed repair costs for certain leases and engaged third-party general contractors to complete certain structural and other repair projects, and other indemnity related costs. We expect to incur additional costs for certain structural and other repair costs pursuant to the contractual requirements of certain lease contracts acquired in the Central Merger (“Structural and Repair Costs”). Based on information available at this time, we currently expect to incur additional Structural and Repair Costs of $0.9 million.  While we are unable to estimate with certainty when such remaining costs will be incurred, it is expected that a substantial majority of these costs will be incurred in early- to mid-calendar year 2016.  We currently expect to recover 80% of the Structural and Repair Costs incurred and related to certain lease contracts acquired in the Central Merger through the applicable indemnity discussed further in Note 3. Acquisition of our Condensed Consolidated Financial Statements.

Holten Settlement

In March 2010, John V. Holten, a former indirect controlling shareholder of the Company, filed a lawsuit against us in the United States District Court, District of Connecticut. Mr. Holten was terminated as our chairman in October 2009. The lawsuit alleged breach of his employment agreement and claimed that the agreement entitled Holten to payments worth more than $3.8 million. We filed an answer and counterclaim to Mr. Holten's lawsuit in 2010.

In March 2016, we settled all claims in connection with the original lawsuits ("Holten Settlement"). Per the settlement, we will pay Mr. Holten $3.4 million of which $1.9 million will be recovered by us through our directors and officers liability insurance policies. We recognized an expense, net of insurance recoveries, related to the Holten settlement of $1.5 million for the six months ended June 30, 2016. The expense is included in General and administrative expense within the Condensed Consolidated Statement of Income.

Interest Rate Swap Transactions

On October 25, 2012, we entered into Interest Rate Swap transactions (collectively, the “Interest Rate Swaps”) with each of JPMorgan Chase Bank, N.A., Bank of America, N.A. and PNC Bank, N.A. in an initial aggregate Notional Amount of $150.0 million (the “Notional Amount”). The Interest Rate Swaps have a termination date of September 30, 2017. The Interest Rate Swaps effectively fix the interest rate on an amount of variable interest rate borrowings under our credit agreements, originally equal to the Notional Amount at 0.7525% per annum plus the applicable margin rate for LIBOR loans under our credit agreements determined based upon our consolidated total debt to EBITDA ratio. The Notional Amount is subject to scheduled quarterly amortization that coincides with quarterly prepayments of principal under our credit agreements. These Interest Rate Swaps are classified as cash flow hedges, and we calculate the effectiveness of the hedge on a monthly basis. The ineffective portion of the cash flow hedge is recognized in earnings as an increase of interest expense. As of June 30, 2016, no ineffectiveness of the hedge has been recognized. The fair value of the Interest Rate Swaps at June 30, 2016 was a liability of $0.3 million and is included in Accrued expenses within the Condensed Consolidated Balance Sheet.  The fair value of the Interest Rate Swaps at December 31, 2015 was an asset of $0.2 million and is included in the line item "Other assets, net" within the Condensed Consolidated Balance Sheet.

We do not enter into derivative instruments for any purpose other than for cash flow hedging purposes.

Deficiency Payments

Pursuant to our obligations with respect to the parking garage operations at Bradley International Airport, we are required to make certain deficiency payments for the benefit of the State of Connecticut and for holders of special facility revenue bonds. The deficiency payments represent contingent interest bearing advances to the trustee to cover operating cash flow requirements. As of June 30, 2016, we had made $16.2 million of cumulative deficiency repayments from the trustee, net of payments. Deficiency payments made are recorded as increases to cost parking services and the reimbursements are recorded as reductions to cost of parking services. We believe these advances to be fully recoverable and will recognize the principal, interest and premium payments related to these deficiency payments when they are received. We do not directly guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.

The total deficiency payments (net of payments made), interest and premium received as of June 30, 2016 (unaudited) are as follows:

	Three Months Ended		Six Months Ended
(millions)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Deficiency repayments	$1.1	$0.8	$1.2	$0.8
Interest	$—	$0.2	$0.1	$0.2
Premium	$0.1	$0.1	$0.1	$0.1

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

Summary of Cash Flows

	Six Months Ended
(millions) (unaudited)	June 30, 2016	June 30, 2015
Net cash provided by operating activities	$21.3	$10.2
Net cash used in investing activities	$(6.1)	$(6.7)
Net cash (used in) provided by financing activities	$(11.8)	$2.4

Operating Activities

Our primary sources of funds are cash flows from operating activities and changes in operating assets and liabilities.

Net cash provided by operating activities totaled $21.3 million for the six months ended June 30, 2016. Cash provided by operating activities for the first six months of 2016 included $29.5 million from operations; partially offset by changes in operating assets and liabilities that resulted in a use of $8.2 million. The net increase in operating assets and liabilities resulted primarily from (i) an increase in notes and accounts receivable of $9.1 million due to timing of collections; (ii) a net increase in prepaid and other assets of $6.4 million due to prepaid operating expenses, primarily related to prepaid payroll, (iii) a $0.7 million net decrease in accrued liabilities primarily related to timing of payments including payment of our 2015 performance-based compensation accrual in the first quarter of 2016, partially offset by an increase in the accrual for our 2016 performance-based program to be paid in early 2017 and accrued income taxes and (iv) an $8.0 million increase in accounts payable due to timing of payments to our clients as described under "Daily Cash Collections".

Net cash used in operating activities totaled $10.2 million for six months ended June 30, 2015. Cash provided by operating activities for the first six months of 2015 included $25.6 million from operations; partially offset by changes in operating assets and liabilities that resulted in a use of $15.4 million. The net decrease in changes in operating assets and liabilities resulted primarily from (i) an increase in notes and accounts receivable of $6.0 million primarily due to timing on payments from our clients; (ii) a decrease in accounts payable of $8.5 million which resulted primarily from the reduction of payments owed to our clients that are under management contracts as described under "Daily Cash Collection"; and (iii) a $8.8 million decrease in accrued liabilities related to timing of payments, including payment of our 2014 performance-based compensation accrual during the first quarter of 2015, partially offset by an increase in the accrual for our 2015 performance-based program to be paid in early 2016; partially offset by

(iv) a net decrease in prepaid and other assets of $8.0 million, primarily related to a decrease in prepaid payroll and advances and deposits with vendors.

Investing Activities

Net cash used in investing activities totaled $6.1 million for the six months ended June 30, 2016. Cash used in investing activities for the six months ended June 30, 2016 included (i) $8.6 million for capital investments needed to secure and/or extend lease facilities and investments in information system enhancements and infrastructure and (ii) $0.4 million for cost of contract purchases; offset by (iii) $2.9 million of proceeds from the sale of assets and contract terminations.

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

Financing Activities

Net cash used in financing activities totaled $11.8 million in the six months ended June 30, 2016. Cash used in financing activities for the six months ended June 30, 2016 included (i) net payments on the Restated Credit Facility revolver of $1.4 million; (ii) $2.0 million of distributions to noncontrolling interest; (iii) $7.5 million for payments on the Restated Credit Facility term loan, (iv) $0.2 million for payments on other long-term borrowings, (v) $0.1 million on payments for debt issuance costs and (vi) $0.6 million on the repurchase of common stock.

Net cash provided by financing activities totaled $2.4 million in the six months ended June 30, 2015. Cash provided by financing activities for the six months ended June 30, 2015 included (i) $12.7 million net proceeds from the Senior Credit Facility/Restated Credit Facility; partially offset by (ii) $1.4 million for payments of debt issuance and discount on borrowings cost; (iii) $1.2 million of distributions to noncontrolling interest; (iv) $0.1 million for payments on other long-term borrowings; (v) $7.5 million for payments on the Restated Credit Facility term loan and (vi) $0.1 million in contingent payments for an acquired business.

Cash and Cash Equivalents

We had cash and cash equivalents of $22.1 million and $18.7 million at June 30, 2016 and December 31, 2015, respectively.  Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements were $1.0 million and $0.9 million as of June 30, 2016 and December 31, 2015, respectively, and are included within Cash and cash equivalents within the Consolidated Balance Sheets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Form 10-K for the year-ended December 31, 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we conducted an evaluation, under supervision and with the participation of management, including the chief executive officer, chief financial officer and corporate controller, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon that evaluation, our chief executive officer, chief financial officer and corporate controller concluded that our disclosure controls and procedures were effective as of June 30, 2016. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer, principal financial officer and principal accounting officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity and Use of Proceeds

The following table provides information about purchases we made during the quarter ended June 30, 2016 of equity securities that are registered by us pursuant Section 12 of the Exchange Act:

(millions, except per share data) (unaudited)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan

04/01/2016 through 04/30/2016	—	$—	—	$—
05/01/2016 through 05/31/2016	—	—	—	30.0
06/01/2016 through 06/30/2016	37,900	23.26	37,900	29.1
Total	37,900	$23.26	37,900	$29.1

In May 2016, the Company's Board of Director's authorized the Company to repurchase in the open market, shares of its outstanding common stock in an amount not to exceed $30 million dollars.

During the second quarter of 2016, we repurchased 37,900 shares on the open market at an average price of $23.26 per share and average commissions of $0.03 per share. The total value of the second quarter transactions was $0.9 million. At June 30, 2016, 37,900 shares were held as treasury stock.

At June 30, 2016, $29.1 million remained available for repurchase under the May 2016 stock repurchase program. The share repurchase program has no fixed termination date.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Index to Exhibits

Exhibit Number	Description

31.1*	Section 302 Certification dated August 4, 2016 for G Marc Baumann, Director, President and Chief Executive Officer (Principal Executive Officer).

31.2*	Section 302 Certification dated August 4, 2016 for Vance C. Johnston, Chief Financial Officer and Treasurer (Principal Financial Officer).

31.3*	Section 302 Certification dated August 4, 2016 for Kristopher H. Roy, Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer).

32**	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 4, 2016.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
*              Filed herewith
**         Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SP PLUS CORPORATION

Dated: August 4, 2016	By:	/s/ G MARC BAUMANN
G Marc Baumann
Director, President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 4, 2016	By:	/s/ VANCE C. JOHNSTON
Vance C. Johnston
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Dated: August 4, 2016	By:	/s/ KRISTOPHER H. ROY
Kristopher H. Roy
Senior Vice President, Corporate Controller
and Assistant Treasurer
(Principal Accounting Officer and Duly Authorized Officer)