Form 10-Q
period 2016-09-30
SP Plus Corp
filed 2016-11-03
CIK 1059262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 2, 2016, there were 22,356,586 shares of common stock of the registrant outstanding.

SP PLUS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

SP Plus Corporation
Condensed Consolidated Balance Sheets

(millions, except for share and per share data)	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Cash and cash equivalents	$19.3	$18.7
Notes and accounts receivable, net	120.7	105.1
Prepaid expenses and other	11.2	13.9
Deferred taxes	12.3	12.3
Total current assets	163.5	150.0
Leasehold improvements, equipment, land and construction in progress, net	31.8	34.6
Other assets
Advances and deposits	4.6	5.0
Other intangible assets, net	64.5	75.9
Favorable acquired lease contracts, net	31.8	38.1
Equity investments in unconsolidated entities	18.5	19.0
Other assets, net	21.5	18.3
Cost of contracts, net	11.2	11.9
Goodwill	431.5	431.3
Total other assets	583.6	599.5
Total assets	$778.9	$784.1
Liabilities and stockholders’ equity
Accounts payable	$97.0	$95.1
Accrued rent	22.7	22.9
Compensation and payroll withholdings	21.1	21.0
Property, payroll and other taxes	9.2	8.6
Accrued insurance	18.1	19.4
Accrued expenses	25.1	25.4
Current portion of obligations under Restated Credit Facility and other long-term borrowings	19.1	15.2
Total current liabilities	212.3	207.6
Long-term borrowings, excluding current portion
Obligations under Restated Credit Facility	194.8	209.4
Other long-term borrowings	0.2	0.5
	195.0	209.9
Unfavorable acquired lease contracts, net	42.6	50.3
Other long-term liabilities	68.7	66.2
Total noncurrent liabilities	306.3	326.4
Stockholders’ equity
Preferred Stock, par value $0.01 per share; 5,000,000 shares authorized as of September 30, 2016 and December 31, 2015; no shares issued	—	—
Common stock, par value $0.001 per share; 50,000,000 shares authorized as of September 30, 2016 and December 31, 2015; 22,356,586 and 22,328,578 shares issued as of September 30, 2016 and December 31, 2015	—	—
Treasury stock, at cost; 219,519 shares at September 30, 2016 and nil shares at December 31, 2015	(5.4)	—
Additional paid-in capital	250.5	247.9
Accumulated other comprehensive loss	(1.3)	(1.1)
Retained earnings	16.3	2.8
Total SP Plus Corporation stockholders’ equity	260.1	249.6
Noncontrolling interest	0.2	0.5
Total stockholders’ equity	260.3	250.1
Total liabilities and stockholders’ equity	$778.9	$784.1

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation
Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
(millions, except for share and per share data) (unaudited)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Parking services revenue
Lease contracts	$136.1	$146.6	$410.3	$428.9
Management contracts	84.1	85.8	262.0	268.2
	220.2	232.4	672.3	697.1
Reimbursed management contract revenue	188.9	168.3	537.0	513.4
Total revenue	409.1	400.7	1,209.3	1,210.5
Cost of parking services
Lease contracts	125.8	136.0	380.4	399.1
Management contracts	50.5	53.6	162.6	167.5
	176.3	189.6	543.0	566.6
Reimbursed management contract expense	188.9	168.3	537.0	513.4
Total cost of parking services	365.2	357.9	1,080.0	1,080.0
Gross profit
Lease contracts	10.3	10.6	29.9	29.8
Management contracts	33.6	32.2	99.4	100.7
Total gross profit	43.9	42.8	129.3	130.5
General and administrative expenses	20.3	23.7	67.0	74.2
Depreciation and amortization	7.8	8.3	26.8	24.4
Operating income	15.8	10.8	35.5	31.9
Other expenses (income)
Interest expense	2.7	2.9	8.1	10.0
Interest income	(0.1)	—	(0.4)	(0.1)
Gain on sale of a business	—	(0.5)	—	(0.5)
Equity in losses from investment in unconsolidated entity	0.4	0.4	1.2	1.2
Total other expenses	3.0	2.8	8.9	10.6
Earnings before income taxes	12.8	8.0	26.6	21.3
Income tax expense	5.1	3.5	10.9	4.5
Net income	7.7	4.5	15.7	16.8
Less: Net income attributable to noncontrolling interest	0.7	0.8	2.2	2.0
Net income attributable to SP Plus Corporation	$7.0	$3.7	$13.5	$14.8
Common stock data
Net income per share
Basic	$0.31	$0.17	$0.60	$0.67
Diluted	$0.31	$0.16	$0.60	$0.66
Weighted average shares outstanding
Basic	22,208,139	22,205,707	22,293,776	22,159,701
Diluted	22,497,111	22,548,166	22,571,933	22,519,818

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
(millions) (unaudited)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net income	$7.7	$4.5	$15.7	$16.8
Other comprehensive expense (income)	0.1	(0.5)	(0.2)	(1.1)
Comprehensive income	7.8	4.0	15.5	15.7
Less: Comprehensive income attributable to noncontrolling interest	0.7	0.8	2.2	2.0
Comprehensive income attributable to SP Plus Corporation	$7.1	$3.2	$13.3	$13.7

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
(millions) (unaudited)	September 30, 2016	September 30, 2015
Operating activities
Net income	$15.7	$16.8
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	27.0	24.8
Net accretion of acquired lease contracts	(1.4)	(1.1)
(Gain) loss on sale of equipment	(0.2)	0.1
Net gain on sale of business	—	(0.5)
Amortization of debt issuance costs	0.6	0.9
Amortization of original discount on borrowings	0.4	0.9
Non-cash stock-based compensation	2.8	3.1
Provisions for losses on accounts receivable	0.1	0.4
Excess tax benefit related to vesting on restricted stock units	—	(0.2)
Deferred income taxes	2.3	(7.7)
Changes in operating assets and liabilities
Notes and accounts receivable	(15.6)	1.9
Prepaid assets	1.5	0.7
Other assets	(5.0)	1.9
Accounts payable	2.0	(15.4)
Accrued liabilities	0.4	(7.5)
Net cash provided by operating activities	30.6	19.1
Investing activities
Purchase of leasehold improvements and equipment	(10.8)	(6.6)
Proceeds from sale of equipment and contract terminations	2.9	0.4
Proceeds from sale of business, net	—	1.0
Cost of contracts purchased	(2.0)	(2.7)
Net cash used in investing activities	(9.9)	(7.9)
Financing activities
Tax benefit from vesting of restricted stock units	—	0.2
Contingent payments for businesses acquired	—	(0.1)
Payments on senior credit facility revolver (Senior Credit Facility and Restated Credit Facility)	(302.2)	(353.3)
Proceeds from senior credit facility revolver (Senior Credit Facility and Restated Credit Facility)	301.7	347.6
Proceeds from term loan (Restated Credit Facility)	—	10.4
Payments on term loan (Senior Credit Facility and Restated Credit Facility)	(11.2)	(11.2)
Payments on other long-term borrowings	(0.2)	(0.3)
Distribution to noncontrolling interest	(2.6)	(1.7)
Payments of debt issuance costs and original discount on borrowings	(0.1)	(1.4)
Repurchase of common stock	(5.4)	—
Net cash used in financing activities	(20.0)	(9.8)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	(0.6)
Increase in cash and cash equivalents	0.6	0.8
Cash and cash equivalents at beginning of year	18.7	18.2
Cash and cash equivalents at end of period	$19.3	$19.0
Supplemental disclosures
Cash paid during the period for
Interest	$6.9	$8.4
Income taxes, net	$11.8	$14.3

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

In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine periods ended September 30, 2016 are not necessarily indicative of the results that might be expected for any other interim period or the fiscal year ended December 31, 2016. The financial statements presented in this report should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed on March 1, 2016.

Cash and cash equivalents

Cash equivalents represent funds temporarily invested in money market instruments with maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value. Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements was $0.5 million and $0.9 million as of September 30, 2016 and December 31, 2015, respectively, and are included within Cash and cash equivalents within the Condensed Consolidated Balance Sheets.

Financial Instruments

The carrying values of cash, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these financial instruments. Book overdrafts of $28.5 million and $25.8 million are included within Accounts payable within the Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, respectively. Long-term debt has a carrying value that approximates fair value because these instruments bear interest at variable market rates.

Equity Investments in Unconsolidated Entities

The Company has ownership interests in 29 active partnerships, joint ventures or similar arrangements that operate parking facilities, of which 21 are consolidated under the VIE or voting interest models and 8 are unconsolidated where the Company’s ownership interests range from 30-50 percent and for which there are no indicators of control. The Company accounts for such investments under the equity method of accounting, and its underlying share of each investee’s equity is included in Equity investments in unconsolidated entities within the Condensed Consolidated Balance Sheets. As the operations of these entities are consistent with the Company’s underlying core business operations, the equity in earnings of these investments are included in Parking services revenue—Lease contracts within the Condensed Consolidated Statements of Income. The equity earnings in these related investments was $0.7 million and $1.8 million for the three and nine months ended September 30, 2016, respectively. The equity earnings in these related investments was $0.6 million and $1.5 million for the three and nine months ended September 30, 2015, respectively.

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

Sale of Business

During the third quarter 2015, the Company signed an agreement to sell and subsequently sold portions of the Company’s security business primarily operating in the Southern California market to a third-party for a gross sales price of $1.8 million which resulted in a gain on sale of business of $0.5 million, net of legal and other expenses. The assets under the sale agreement met the definition of a business as defined by ASU 805-10-55-4.  Cash consideration received during the third quarter 2015, net of legal and other expenses, was $1.0 million with the remaining consideration for the sale of the business being classified as contingent consideration, which per the sale agreement is based on the performance of the business and retention of current customers over an eighteen-month period, and due from the buyer in February 2017.  The contingent consideration was valued at fair value as of the date of sale of the business and resulted in the Company recognizing a contingent consideration receivable from the buyer in the amount of $0.5 million.  The pre-tax profit for the operations of the sold business was not significant to prior periods presented.  See Note 6. Fair Value Measurement for the fair value of the contingent consideration receivable as of September 30, 2016 and December 31, 2015.

Interest Rate Swap Transactions

In October 2012, the Company entered into Interest Rate Swap transactions (collectively, the “Interest Rate Swaps”) with each of JPMorgan Chase Bank, N.A., Bank of America, N.A. and PNC Bank, N.A. in an initial aggregate Notional Amount of $150.0 million (the “Notional Amount”). The Interest Rate Swaps have a termination date of September 30, 2017. The Interest Rate Swaps effectively fix the interest rate on an amount of variable interest rate borrowings under the Company's credit agreements, originally equal to the Notional Amount at 0.7525% per annum plus the applicable margin rate for LIBOR loans under the Company's credit agreements, determined based upon the Company’s consolidated total debt to EBITDA ratio. The Notional Amount is subject to scheduled quarterly amortization that coincides with quarterly prepayments of principal under the Company's credit agreements. These Interest Rate Swaps are classified as cash flow hedges, and the Company assesses the effectiveness of the hedge on a monthly basis. The ineffective portion of the cash flow hedge is recognized in earnings as an increase of interest expense. As of September 30, 2016, no ineffectiveness of the hedge has been recognized in interest expense. See Note 6. Fair Value Measurement for the fair value of the interest rate swap as of September 30, 2016 and December 31, 2015.

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

Accounting Pronouncements to be Adopted

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments (Topic 230). ASU 2016-15 amends the guidance in ASC 230 related to the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of the ASU is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic. The amendment adds or clarifies several statement of cash flow classification issues including: (i) debt prepayment or debt extinguishment costs, (ii) settlement of certain zero-coupon debt instruments, (iii) contingent consideration payments, (iv) proceeds from the settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance policies, (vi) distributions received from equity method investments, (vii) beneficial interest in securitization transactions, and (viii) separately identifiable cash flows and application of the predominance principle. The standard is effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently assessing the impact of adopting this standard on the Company’s financial position, results of operations, cash flows and financial statement disclosures.

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

Contracts Acquired in the Central Merger

Certain lease contracts acquired in the Central Merger include provisions allocating to the Company responsibility for the cost of certain structural and other repairs required to be made to the leased property, including improvement and repair costs arising as a result of ordinary wear and tear. The Company recorded $0.1 million and $2.1 million during the three months ended September 30, 2016 and 2015, respectively, and $0.4 million and $4.2 million during the nine months ended September 30, 2016 and 2015, respectively, of costs in Cost of parking services—Lease contracts within the Condensed Consolidated Statements of Income for structural and other repair costs related to certain lease contracts acquired in the Central Merger, whereby the Company has expensed repair costs for certain leases and engaged third-party general contractors to complete certain structural and other repair projects, and other indemnity related costs. The Company expects to incur additional costs for certain structural and other repair costs pursuant to the contractual requirements of certain lease contracts acquired in the Central Merger (“Structural and Repair Costs”). Based on information available at this time, the Company currently expects to incur additional Structural and Repair Costs of $0.1 million.  While the Company is unable to estimate with certainty when such remaining costs will be incurred, it is expected that a substantial majority of these costs will be incurred by December 2016. See Note 3. Acquisition for Structural Repair Costs incurred and related to certain lease contracts acquired in the Central Merger and the Company's settlement on certain costs incurred under the applicable indemnity that were previously determined to be recoverable.

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

In March 2016, the Company and Mr. Holten settled all claims in connection with the original lawsuits ("Holten Settlement"). Per the settlement, the Company will pay Mr. Holten $3.4 million of which $1.9 million will be recovered by the Company through the Company's directors and officers liability insurance policies. The Company recognized an expense, net of insurance recoveries, related to the Holten Settlement of $1.5 million for the nine months ended September 30, 2016. This expense is included in General and administrative expense within the Condensed Consolidated Statement of Income.

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

Since the Closing Date, the Company periodically provided Central’s former stockholders notice regarding indemnification matters, including with respect to the calculation of Net Debt Working Capital, and made adjustments for known matters as they arose. During such time, Central’s former stockholders continually requested additional documentation supporting the Company’s indemnification claims, including with respect to the Company’s calculation of Net Debt Working Capital. Furthermore, following the Company's notices of indemnification matters, the representative of Central's former stockholders indicated that they may make additional inquiries and raise issues with respect to the Company's indemnification claims (including, specifically, as to Structural and Repair Costs) and that they may assert various claims of their own relating to the Merger Agreement.

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

In early 2015, the Company and Central’s former stockholders engaged an independent public accounting firm for ultimate resolution, through binding arbitration, regarding its dispute as to the Company’s calculation of Net Debt Working Capital. On April 30, 2015, with respect to the Company's Net Debt Working Capital calculation, the representative of Central's former stockholders submitted specific objections to the Company's calculation, asserting that the Net Debt Working Capital as of September 30, 2012 was $270.8 million ($4.2 million below the Lower Threshold) and on September 21, 2015 submitted a revised calculation, asserting that the Net Debt Working Capital as of September 30, 2012 was $278.0 million ($3.0 million above the Lower Threshold) and therefore no amounts were due to the Company given calculated net Debt Working Capital is between the Lower Threshold and the Upper Threshold. On October 1, 2015, the Company provided notification to Central's former stockholders that the aggregate amount of the Company's (i) Net Debt Working Capital claim of $11.3 million as of September 30, 2012 and (ii) indemnity claims for certain defined adverse consequences as set forth in the Merger Agreement (including with respect to Structural and Repair Costs), exceeded the $27.0 million Cash Consideration and therefore the Company would not be making any Cash Consideration payment pursuant to Section 3.7 of the Merger Agreement. On October 20, 2015, Central's former stockholders provided notification that they deemed the Company's refusal to pay the $27.0 million Cash Consideration to be a violation of the terms of the Merger Agreement.

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

As previously discussed in Note 2. Commitments and Contingencies, certain lease contracts acquired in the Central Merger include provisions allocating to the Company responsibility for all or a defined portion of the costs of certain structural and other repair costs required on the property, including improvement and repair costs arising as a result of ordinary wear and tear. The Company reduced the Cash Consideration Amount by $6.6 million, representing the amount that Net Debt Working Capital exceeded the Upper Threshold, and $17.9 million, representing the amount of indemnified claims for certain adverse consequences (including but not limited to Structural and Repair Costs) recognized by the Company as of September 30, 2016. Additionally, the Company submitted $7.7 million of additional indemnity claims for certain adverse consequences (including but not limited to Structural and Repair Costs) to Central's former Stockholders, including claims as set forth in the March 11, 2016 letter, but did not recognize these indemnity claims as a receivable or offset to the Cash Consideration Amount with a corresponding gain or reduction of costs incurred by the Company, as these claims were contingent in nature or represent costs which the Company had not yet incurred but which met the requirements of the indemnification provisions established in the Merger Agreement.

On September 27, 2016, the Company and Central's former stockholders agreed-upon non-binding terms to settle all outstanding matters (including the Company's claims discussed above) between the parties relating to the Central Merger (the "Settlement Terms") and are currently drafting and negotiating a binding agreement to memorialize the Settlement Terms. Pursuant to the Settlement Terms, the Company would pay Central's former stockholders $2.5 million in the aggregate (which effectively reduces the $27.0 million of Cash Consideration that would have been payable by the Company by $24.5 million and which amount has been accrued for as of September 30, 2016 and is included within Accrued expenses in the Condensed Consolidated Balance Sheet) to settle all outstanding matters between the parties pursuant to the Central Merger and accordingly would have no further obligation to pay any of the Cash Consideration. As a result of the Settlement Terms, the Company recorded $0.8 million ($0.5 million, net of tax) within General and administrative expense in the Condensed Consolidated Statements of Income.

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
The Company incurred certain restructuring, acquisition and integration costs associated with the transaction that were expensed as incurred and are reflected in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015 as shown in the table below:

	Three Months Ended		Nine Months Ended
(millions) (unaudited)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
General and administrative expenses	$0.2	$1.6	$1.1	$3.5
Depreciation and amortization	—	—	2.4	—
Total	$0.2	$1.6	$3.5	$3.5
4. Intangible Assets, net

The following table presents a summary of intangible assets, net:

		September 30, 2016 (unaudited)			December 31, 2015
(millions)	Weighted Average Life (in Years)	Acquired Intangible Assets, Gross (1)	Accumulated Amortization	Acquired Intangible Assets, Net	Acquired Intangible Assets, Gross (1)	Accumulated Amortization	Acquired Intangible Assets, Net
Covenant not to compete	2.3	$0.9	$(0.9)	$—	$0.9	$(0.9)	$—
Trade names and trademarks	2.8	9.8	(9.6)	0.2	9.8	(7.8)	2.0
Proprietary know how	0.6	34.7	(30.8)	3.9	34.7	(25.0)	9.7
Management contract rights	12.1	81.0	(20.6)	60.4	81.0	(16.8)	64.2
Acquired intangible assets, net (2)	11.4	$126.4	$(61.9)	$64.5	$126.4	$(50.5)	$75.9

(1)  Excludes the original cost and accumulated amortization of fully amortized intangible assets.
(2)  Intangible assets have estimated useful lives between one and nineteen years.

The following table presents the Company's amortization expense related to intangible assets included in depreciation and amortization expense:

	Three Months Ended		Nine Months Ended
(millions) (unaudited)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Amortization expense related to intangible assets included in depreciation and amortization expense	$3.8	$3.8	$11.4	$11.4

5. Goodwill

The amounts for goodwill and changes to carrying value by operating segment are as follows (unaudited):

(millions)	Region One	Region Two	Region Three	Total
Balance as of December 31, 2015 (1)	$337.5	$62.7	$31.1	$431.3
Foreign currency translation	0.2	—	—	0.2
Balance as of September 30, 2016	$337.7	$62.7	$31.1	$431.5
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

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis and the basis of measurement at September 30, 2016 and December 31, 2015:

	Fair Value Measurement
	September 30, 2016 (unaudited)			December 31, 2015
(millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Prepaid expenses and other
Contingent consideration receivable	$—	$—	$0.5	$—	$—	$0.5
Interest Rate Swaps	—	—	—	—	0.2	—
Total	$—	$—	$0.5	$—	$0.2	$0.5
Liabilities
Accrued expenses
Interest Rate Swaps	$—	$0.1	$—	$—	$—	$—
Total	$—	$0.1	$—	$—	$—	$—

Interest Rate Swap

The Company seeks to minimize risks from interest rate fluctuations through the use of interest rate swap contracts and hedge only exposures in the ordinary course of business. Interest rate swaps are used to manage interest rate risk associated with our floating rate debt. The Company accounts for its derivative instruments at fair value provided it meets certain documentary and analytical requirements to qualify for hedge accounting treatment. Hedge accounting creates the potential for a Consolidated Statements of Income match between the changes in fair values of derivatives and the changes in cost of the associated underlying transactions, in this case interest expense. Derivatives held by us are designated as hedges of specific exposures at inception, with an expectation that changes in the fair value will essentially offset the change in the underlying exposure. Discontinuance of hedge accounting is required whenever it is subsequently determined that an underlying transaction is not going to occur, with any gains or losses recognized in the Consolidated Statements of Income at such time, with any subsequent changes in fair value recognized currently in earnings. Fair values of derivatives are determined based on quoted prices for similar contracts. The effective portion of the change in fair value of the interest rate swap is reported in Accumulated other comprehensive income, a component of Stockholders' equity, and is being recognized as an adjustment to interest expense or other (expense) income, respectively, over the same period the related expenses are recognized in earnings. Ineffectiveness would occur when changes in the market value of the hedged transactions are not completely offset by changes in the market value of the derivative and those related gains and losses on derivatives representing hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized currently in earnings when incurred. No ineffectiveness was recognized during the nine months ended September 30, 2016 and 2015.

Contingent Consideration Receivable

During the third quarter 2015, certain assets, which met the definition of a business, were sold to a third-party in an arms-length transaction (see also Note 1. Significant Accounting Policies and Practices for further detail on the sale of the business).  Under the sales agreement, 40% of the sale proceeds from the buyer is contingent in nature and scheduled to be received by the Company in February 2017.  The contingent consideration amount expected to be received by the Company is based on the financial and operational performance of the business sold.  The significant inputs used to derive the Level 3 fair value contingent consideration receivable is the probability of reaching certain revenue growth of the business sold and retention of current customers over an eighteen month period.  The fair value of the contingent consideration receivable as of September 30, 2016 was $0.5 million, with the fair value of the contingent consideration receivable to be remeasured each subsequent reporting period.

Nonrecurring Fair Value Measurements

Certain assets are measured at fair value on a nonrecurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). Non-financial assets such as goodwill, intangible assets, and leasehold improvements, equipment and construction in progress are subsequently measured at fair value when there is an indicator of impairment and recorded at fair value only when impairment is recognized. The Company assesses the impairment of intangible assets annually or whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. The fair value of its goodwill and intangible assets is not estimated if there is no change in events or circumstances that indicate the carrying amount of an intangible asset may not be recoverable. There were no impairment charges for the nine months ended September 30, 2016 and 2015.

 Financial Instruments Not Measured at Fair Value

The following presents the carrying amounts and estimated fair values of financial instruments not measured at fair value in the Condensed Consolidated Balance Sheet at September 30, 2016 and December 31, 2015:

	September 30, 2016 (unaudited)		December 31, 2015
(millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$19.3	$19.3	$18.7	$18.7
Long-term borrowings
Restated Credit Facility, net of original discount on borrowings and deferred financing costs	$212.3	$212.3	$223.1	$223.1
Other obligations	$1.8	$1.8	$2.0	$2.0

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

7. Borrowing Arrangements

Long-term borrowings, in order of preference, consist of:

		Amount Outstanding
(millions)	Maturity Date	September 30, 2016 (unaudited)	December 31, 2015
Restated Credit Facility, net of original discount on borrowings and deferred financing costs	(1) / (2)	$212.3	$223.1
Other borrowings	Various	1.8	2.0
Total obligations under Restated Credit Facility and other borrowings		$214.1	$225.1
Less: Current portion of obligations under Restated Credit Facility and other borrowings		19.1	15.2
Total long-term obligations under Restated Credit Facility and other borrowings		$195.0	$209.9
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

Amended and Restated Credit Facility

On February 20, 2015 (“Restatement Date”), the Company entered into an Amended and Restated Credit Agreement (the “Restated Credit Agreement”) with Bank of America, as administrative agent, an issuing lender and swing-line lender; Wells Fargo Bank, as an issuing lender and syndication agent; U.S. Bank National Association, First Hawaiian Bank and BMO Harris Bank N.A., as co-documentation agents; Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as joint lead arrangers and joint book managers; and the lenders party thereto (the “Lenders”). The Restated Credit Agreement reflects modifications to, and an extension of, the Credit Agreement.

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

The Company was in compliance with all covenants as of September 30, 2016.

As of September 30, 2016, the Company had $98.1 million of borrowing availability under the Restated Credit Agreement, of which the Company could have borrowed $91.4 million on September 30, 2016 and remained in compliance with the above described covenants as of such date. The additional borrowing availability under the Restated Credit Agreement is limited only as of the Company’s fiscal quarter-end by the covenant restrictions described above. At September 30, 2016, the Company had $60.1 million of letters of credit outstanding under the Restated Credit Facility, with aggregate borrowings against the Restated Credit Facility of $215.6 million (excluding debt discount of $1.4 million and deferred financing cost of $1.9 million).

In connection with and effective upon the execution and delivery of the Restated Credit Agreement on February 20, 2015, the Company recorded losses on extinguishment of debt, relating to debt discount and debt issuance costs, of $0.6 million for the nine months ended September 30, 2015.

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

Under this program, the Company has repurchased 219,519 shares of common stock through September 30, 2016. The table below summarizes share repurchase activity during the three and nine months ended September 30, 2016.

	Three Months Ended	Nine Months Ended
(millions, except for share and per share data) (unaudited)	September 30, 2016	September 30, 2016
Total number of shares repurchased	181,619	219,519
Average price paid per share	$24.62	$24.38
Total value of shares repurchased	$4.5	$5.4

	Three Months Ended	Nine Months Ended
(millions) (unaudited)	September 30, 2016	September 30, 2016
Total authorized repurchase amount	$29.1	$30.0
Total value of shares repurchased	4.5	5.4
Total remaining authorized repurchase amount	$24.6	$24.6

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

The total deficiency payments to the State, net of reimbursements, as of September 30, 2016 (unaudited) are as follows:

(millions)	2016
Balance at December 31, 2015	$11.6
Deficiency payments made	0.2
Deficiency repayment received	(1.4)
Balance at September 30, 2016	$10.4

The total deficiency payments (net of payments made), interest and premium received and recorded for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended		Nine Months Ended
(millions) (unaudited)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Deficiency repayments	$—	$0.2	$1.2	$1.0
Interest	$0.2	$0.1	$0.3	$0.3
Premiums	$—	$—	$0.2	$0.1

The net of these amounts are recorded as a reduction in Cost of parking services—Management contracts within the Condensed Consolidated Statements of Income. There were no amounts of estimated deficiency payments accrued as of September 30, 2016 and December 31, 2015, as the Company concluded that the potential for future deficiency payments did not meet the criteria of both probable and estimable.

In addition to the recovery of certain general and administrative expenses incurred, the Bradley Agreement provides for an annual management fee payment, which is based on operating profit tiers. The annual management fee is further apportioned 60% to the Company and 40% to an un-affiliated entity and the annual management fee will be paid to the extent funds are available for the trustee to make a distribution, and are paid after Guaranteed Payments (as defined in the Bradley Agreement), and after the repayment of all deficiency payments, including interest and premium. Cumulative management fees of approximately $16.5 million and $15.7 million have not been recognized as of September 30, 2016 and December 31, 2015, respectively, and no management fees were recognized as revenue for the nine months ended September 30, 2016 and 2015.

10. Stock-Based Compensation

Stock Options and Grants

There were no stock options granted during the nine months ended September 30, 2016 and 2015. The Company recognized no stock-based compensation expense related to stock options for the nine months ended September 30, 2016 and 2015, as all stock options previously granted were fully vested. As of September 30, 2016, there were no unrecognized compensation costs related to unvested stock options.

Below is a summary of Company authorized vested stock grants to certain directors for the nine months ended September 30, 2016 and 2015. In 2016, vested stock grants were authorized on April 21. In 2015, vested stock grants were authorized on April 21 and September 29. Stock-based compensation expense related to vested stock grants are included in General and administrative expenses within the Condensed Consolidated Statements of Income.

	Three Months Ended		Nine Months Ended
(millions) (unaudited)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Vested stock grants	—	8,624	32,180	40,981
Stock-based compensation expense	$—	$0.2	$0.7	$0.9

Restricted Stock Units

During the nine months ended September 30, 2016, 4,020 restricted stock units were authorized by the Company. During the nine months ended September 30, 2016, 1,415 restricted stock units vested. During the nine months ended September 30, 2015, 58,816 restricted stock units vested. During the nine months ended September 30, 2016, 4,124 restricted stock units were forfeited under the amended and restated Long-Term Incentive Plan and became available for reissuance. 4,124 restricted stock units were forfeited during the nine months ended September 30, 2015.

The table below shows the Company's stock-based compensation expense related to the restricted stock units for the three and nine months ended September 30, 2016 and 2015 respectively, and is included in General and administrative expenses within the Condensed Consolidated Statements of Income.

	Three Months Ended		Nine Months Ended
(millions) (unaudited)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Stock-based compensation expense	$0.2	$0.4	$0.6	$1.2

As of September 30, 2016, there was $2.1 million of unrecognized stock-based compensation costs, net of estimated forfeitures, related to the restricted stock units that are expected to be recognized over a weighted average remaining period of approximately 3.1 years.

Performance Share Units

In September 2014, the Board of Directors authorized a performance-based incentive program under the Company’s Long-Term Incentive Plan (“Performance-Based Incentive Program”), whereby the Company will issue performance share units to certain executive management individuals that represent shares potentially issuable in the future. The objective of the Performance-Based Incentive Program is to link compensation to business performance, encourage ownership of Company stock, retain executive talent, and reward executive performance. The Performance-Based Incentive Program provides participating executive management individuals with the opportunity to earn vested common stock if certain performance targets for pre-tax free cash flow are achieved over a three year performance period and recipients satisfy service-based vesting requirements. The stock-based compensation expense associated with unvested performance share units are recognized on a straight-line basis over the shorter of the vesting period or minimum service period and dependent upon the probable outcome of the number of shares that will ultimately be issued based on the achievement of pre-tax free cash flow over the cumulative three year period.  During the nine months ended September 30, 2016 and 2015, the Company granted 98,078 and 103,600, respectively, of performance share units to certain individuals within executive management.  During the nine months ended September 30, 2016 and 2015, 4,493 and 4,009, respectively, performance share units were forfeited under the amended and restated Long-Term Incentive Plan and became available for reissuance.  As of September 30, 2016, 18,685 shares were vested related to certain participating executives being eligible for retirement.

The table below shows the Company's stock-based compensation expense related to the Performance-Based Incentive Program for the three and nine months ended September 30, 2016 and 2015 respectively, and is included in General and administrative expenses within the Condensed Consolidated Statements of Income.

	Three Months Ended		Nine Months Ended
(millions) (unaudited)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Stock-based compensation expense	$0.5	$0.3	$1.5	$0.9

Future compensation expense for currently outstanding awards under the Performance Based Incentive Program could reach a maximum of $8.4 million. Stock-based compensation for the Performance-Based Incentive Program is expected to be recognized over a weighted average period of 1.8 years.

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

A reconciliation of the weighted average basic common shares outstanding to the weighted average diluted common shares outstanding is as follows:

	Three Months Ended		Nine Months Ended
(millions, except for share and per share data) (unaudited)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net income attributable to SP Plus Corporation	$7.0	$3.7	$13.5	$14.8
Basic weighted average common shares outstanding	22,208,139	22,205,707	22,293,776	22,159,701
Dilutive impact of share-based awards	288,972	342,459	278,157	360,117
Diluted weighted average common shares outstanding	22,497,111	22,548,166	22,571,933	22,519,818
Net income per common share
Basic	$0.31	$0.17	$0.60	$0.67
Diluted	$0.31	$0.16	$0.60	$0.66

For the three and nine months ended September 30, 2016 and 2015, performance share units were excluded from the computation of weighted average diluted common share outstanding because the number of shares ultimately issuable is contingent on the Company's performance goals, which were not achieved as of the reporting date.

There are no additional securities that could dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share, other than those disclosed.

12. Comprehensive Income

Comprehensive income consists of the following components, net of tax:

	Three Months Ended		Nine Months Ended
(millions) (unaudited)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net income	$7.7	$4.5	$15.7	$16.8
Effective portion of unrealized gain (loss) on cash flow hedge	0.2	(0.2)	(0.1)	(0.5)
Foreign currency translation	(0.1)	(0.3)	(0.1)	(0.6)
Comprehensive income	7.8	4.0	15.5	15.7
Less: Comprehensive income attributable to noncontrolling interest	0.7	0.8	2.2	2.0
Comprehensive income attributable to SP Plus Corporation	$7.1	$3.2	$13.3	$13.7

Accumulated other comprehensive loss is comprised of unrealized gains (losses) on cash flow hedges and foreign currency translation adjustments. The components of changes in accumulated comprehensive loss, net of tax, for the nine months ended September 30, 2016 were as follows:

(millions) (unaudited)	Foreign Currency Translation Adjustments	Effective Portion of Unrealized Gain (Loss) on Cash Flow Hedge	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2015	$(1.2)	$0.1	$(1.1)
Change in other comprehensive income (loss)	(0.1)	(0.1)	(0.2)
Balance at September 30, 2016	$(1.3)	$—	$(1.3)

13. Income Taxes

For the three months ended September 30, 2016, the Company recognized income tax expense of $5.1 million on earnings before income taxes of $12.8 million compared to income tax expense of $3.5 million on earnings before income taxes of $8.0 million for the three months ended September 30, 2015. For the nine months ended September 30, 2016, the Company recognized income tax expense of $10.9 million on earnings before income taxes of $26.6 million compared to income tax expense of $4.5 million on earnings before income taxes of $21.3 million for the nine months ended September 30, 2015. The effective tax rate was approximately 41.0% for the nine months ended September 30, 2016 compared to approximately 21.0% for the nine months ended September 30, 2015. The effective tax rate for the nine months ended September 30, 2015 was significantly lower than for the nine months ended September 30, 2016 primarily due to a discrete benefit for the reversal of a valuation allowance for historical net operating losses attributable to New York, New York (City of New York). The valuation allowance was reversed in the second quarter of 2015 due to the City of New York law changes enacted April 1, 2015, which resulted in the Company determining that the future benefit of net operating loss carryforwards was more likely than not to be recognized.

As of September 30, 2016, the Company has not identified any uncertain tax positions that would have a material impact on the Company’s financial position. The Company recognizes potential interest and penalties related to uncertain tax positions, if any, in income tax expense.

The tax years that remain subject to examination for the Company’s major tax jurisdictions at September 30, 2016 are shown below:

2013 – 2015         United States — federal income tax
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
The business is managed based on regions administered by executive vice presidents. The following is a summary of revenues (excluding reimbursed management contract revenue) and gross profit by regions for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,				Nine Months Ended September 30,
(millions) (unaudited)	2016	Gross Margin %	2015	Gross Margin %	2016	Gross Margin %	2015	Gross Margin %
Parking Services Revenue
Region One
Lease contracts	$103.1		$113.8		$312.3		$330.9
Management contracts	51.2		47.7		147.3		142.6
Total Region One	154.3		161.5		459.6		473.5
Region Two
Lease contracts	31.3		31.8		93.7		94.4
Management contracts	20.7		26.6		69.2		78.2
Total Region Two	52.0		58.4		162.9		172.6
Region Three
Lease contracts	1.7		1.1		4.3		3.5
Management contracts	9.0		8.2		35.6		36.6
Total Region Three	10.7		9.3		39.9		40.1
Other
Lease contracts	—		(0.1)		—		0.1
Management contracts	3.2		3.3		9.9		10.8
Total Other	3.2		3.2		9.9		10.9
Reimbursed management contract revenue	188.9		168.3		537.0		513.4
Total Revenues	409.1		400.7		1,209.3		1,210.5
Gross Profit
Region One
Lease contracts	8.1	7.9%	10.9	9.6%	25.3	8.1%	28.4	8.6%
Management contracts	21.3	41.6%	21.5	45.1%	62.8	42.6%	63.3	44.4%
Total Region One	29.4		32.4		88.1		91.7
Region Two
Lease contracts	1.5	4.8%	1.7	5.3%	4.0	4.3%	4.4	4.7%
Management contracts	6.1	29.5%	5.7	21.4%	18.7	27.0%	18.4	23.5%
Total Region Two	7.6		7.4		22.7		22.8
Region Three
Lease contracts	0.3	17.6%	0.1	9.1%	0.5	11.6%	0.3	8.6%
Management contracts	3.1	34.4%	2.8	34.1%	9.4	26.4%	9.3	25.4%
Total Region Three	3.4		2.9		9.9		9.6
Other
Lease contracts	0.4	—%	(2.1)	(2,100.0)%	0.1	—%	(3.3)	(3,300.0)%
Management contracts	3.1	96.9%	2.2	66.7%	8.5	85.9%	9.7	89.8%
Total Other	3.5		0.1		8.6		6.4
Total gross profit	43.9		42.8		129.3		130.5
General and administrative expenses	20.3		23.7		67.0		74.2
General and administrative expense percentage of gross profit	46.2%		55.4%		51.8%		56.9%
Depreciation and amortization	7.8		8.3		26.8		24.4
Operating income	15.8		10.8		35.5		31.9

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	Gross Margin %	2015	Gross Margin %	2016	Gross Margin %	2015	Gross Margin %
Other expenses (income)
Interest expense	2.7		2.9		8.1		10.0
Interest income	(0.1)		—		(0.4)		(0.1)
Gain on a sale of business	—		(0.5)		—		(0.5)
Equity in losses from investment in unconsolidated entity	0.4		0.4		1.2		1.2
Total other expenses (income)	3.0		2.8		8.9		10.6
Earnings before income taxes	12.8		8.0		26.6		21.3
Income tax expense	5.1		3.5		10.9		4.5
Net income	7.7		4.5		15.7		16.8
Less: Net income attributable to noncontrolling interest	0.7		0.8		2.2		2.0
Net income attributable to SP Plus Corporation	$7.0		$3.7		$13.5		$14.8

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

We operate our clients’ properties through two types of arrangements: management contracts and leases. Under a management contract, we typically receive a base monthly fee for managing the facility, and we may also receive an incentive fee based on the achievement of facility performance objectives. We also receive fees for ancillary services. Typically, all of the underlying revenues and expenses under a standard management contract flow through to our clients rather than to us. However, some management contracts, which are referred to as “reverse” management contracts, usually provide for larger management fees and require us to pay various costs. Under lease arrangements, we generally pay to the property owner a fixed annual rent, a percentage of gross customer collections or a combination thereof. We collect all revenues under lease arrangements and we are responsible for most operating expenses, but we are typically not responsible for major maintenance, capital expenditures or real estate taxes. Margins for lease contracts vary significantly, not only due to operating performance, but also due to variability of parking rates in different cities and varying space utilization by parking facility type and location.  As of September 30, 2016, we operated 81% of our locations under management contracts and 19% under leases.

In evaluating our financial condition and operating performance, management’s primary focus is on our gross profit and total general and administrative expense. Although the underlying economics to us of management contracts and leases are similar, the manner in which we are required to account for them differs. Revenue from leases includes all gross customer collections derived from our leased locations (net of local parking taxes), whereas revenue from management contracts only includes our contractually agreed upon management fees and amounts attributable to ancillary services. Gross customer collections at facilities under management contracts, therefore, are not included in our revenue. Accordingly, while a change in the proportion of our operating agreements that are structured as leases versus management contracts may cause significant fluctuations in reported revenue and expense of parking services that change will not artificially affect our gross profit. For example, as of September 30, 2016, 81% of our locations were operated under management contracts and 77% of our gross profit for the nine months ended September 30, 2016 was derived from management contracts. Only 39% of total revenue (excluding reimbursed management contract revenue), however, was from management contracts because under those contracts the revenue collected from parking customers belongs to our clients. Therefore, gross profit and total general and administrative expense, rather than revenue, are management’s primary focus.

General Business Trends

We believe that sophisticated commercial real estate developers and property managers and owners recognize the potential for parking and related services to be a profit generator rather than a cost center. Often, the parking experience makes both the first and the last impressions on their properties' tenants and visitors. By outsourcing these services, they are able to capture additional profit by leveraging the unique operational skills and controls that an experienced parking management company can offer. Our ability to consistently deliver a uniformly high level of parking and related services and maximize the profit to our clients improves our ability to win contracts and retain existing locations. Our focus on customer service and satisfaction is a key driver of our high location retention rate, which was approximately 88% and 89% as of September 30, 2016 and 2015, respectively.

Summary of Operating Facilities

We focus our operations in core markets where a concentration of locations improves customer service levels and operating margins. The following table reflects our facilities operated at the end of the periods indicated:

	September 30, 2016	December 31, 2015	September 30, 2015
Leased facilities (1)	696	713	739
Managed facilities (1)	3,025	3,161	3,161
Total facilities	3,721	3,874	3,900

(1) Includes partial ownership in one managed facility and one leased facility acquired in the Central Merger.

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

The following is a summary of revenues (excluding reimbursed management contract revenue), cost of parking services and gross profit by regions for the three and nine months ended September 30, 2016 and 2015:

Three Months Ended September 30, 2016 Compared to Three Months September 30, 2015

Segment revenue information is summarized as follows (unaudited):

	Three Months Ended September 30,
	Region One		Region Two		Region Three		Other		Total		Variance
(millions)	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015	Amount	%
Lease contract revenue:
New locations	$4.6	$0.3	$0.2	$—	$0.3	$—	$—	$—	$5.1	$0.3	$4.8	1,600.0%
Contract expirations	0.5	14.9	—	1.0	0.3	0.2	—	—	0.8	16.1	(15.3)	(95.0)%
Same locations	94.3	92.4	31.1	30.8	0.9	0.8	—	(0.1)	126.3	123.9	2.4	1.9%
Conversions	3.7	6.2	—	—	0.2	0.1	—	—	3.9	6.3	(2.4)	(38.1)%
Total lease contract revenue	$103.1	$113.8	$31.3	$31.8	$1.7	$1.1	$—	$(0.1)	$136.1	$146.6	$(10.5)	(7.2)%
Management contract revenue:
New locations	$7.1	$0.9	$2.2	$0.3	$1.3	$0.1	$—	$—	$10.6	$1.3	$9.3	715.4%
Contract expirations	0.5	5.2	—	10.6	0.3	0.9	—	—	0.8	16.7	(15.9)	(95.2)%
Same locations	43.5	41.5	18.5	15.7	7.3	7.2	3.2	3.3	72.5	67.7	4.8	7.1%
Conversions	0.1	0.1	—	—	0.1	—	—	—	0.2	0.1	0.1	100.0%
Total management contract revenue	$51.2	$47.7	$20.7	$26.6	$9.0	$8.2	$3.2	$3.3	$84.1	$85.8	$(1.7)	(2.0)%

Parking services revenue—lease contracts.  Lease contract revenue decreased $10.5 million, or 7.2%, to $136.1 million for the three months ended September 30, 2016, compared to $146.6 million for the three months ended September 30, 2015. The decrease in lease contract revenue resulted primarily from decreases of $15.3 million from contract expirations and $2.4 million from locations that converted from management contracts during the year, partially offset by increases of $4.8 million from new locations and $2.4 million from same locations. Same location revenue increases were primarily due to increases in short-term parking and monthly parker revenue.

From a reporting segment perspective, lease contract revenue decreased primarily due to decreases in contract expirations in regions one and two and conversion in region one, partially offset by increases in new locations in all three regions, same locations in all three regions and other, contract expirations in region three and conversions in region three. The other region amounts in same location represent revenue not specifically identifiable to a region.

Revenue associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

Parking services revenue—management contracts. Management contract revenue decreased $1.7 million, or 2.0%, to $84.1 million for the three months ended September 30, 2016, compared to $85.8 million for the three months ended September 30, 2015.  The decrease in management contract revenue resulted primarily from a decrease of $15.9 million from contract expirations, partially offset by increases of $9.3 million from new locations, $4.8 million from same locations and $0.1 million from locations that converted from lease contracts during the year. Same location revenue increases were primarily due to an increase in other ancillary services revenue and incentive fees.

From a reporting segment perspective, management contract revenue decreased primarily due to decreases in contract expirations in all three regions and same locations in other, partially offset by increases in new locations in all three regions, same locations in all three regions and conversions in region three. The other region amounts in same location represent revenues not specifically identifiable to a region.

Revenue associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

Reimbursed management contract revenue. Reimbursed management contract revenue increased $20.6 million, or 12.2%, to $188.9 million for the three months ended September 30, 2016, compared to $168.3 million for the three months ended September 30, 2015. This increase resulted from additional reimbursements for costs incurred on behalf of owners.

Segment cost of parking services information is summarized as follows (unaudited):

	Three Months Ended September 30,
	Region One		Region Two		Region Three		Other		Total		Variance
(millions)	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015	Amount	%
Cost of parking services lease contracts:
New locations	$4.6	$0.3	$0.2	$—	$0.3	$—	$—	$—	$5.1	$0.3	$4.8	1,600.0%
Contract expirations	0.7	13.4	—	1.0	0.2	0.4	—	—	0.9	14.8	(13.9)	(93.9)%
Same locations	86.2	83.2	29.6	29.1	0.7	0.6	(0.4)	2.0	116.1	114.9	1.2	1.0%
Conversions	3.5	6.0	—	—	0.2	—	—	—	3.7	6.0	(2.3)	(38.3)%
Total cost of parking services lease contracts	$95.0	$102.9	$29.8	$30.1	$1.4	$1.0	$(0.4)	$2.0	$125.8	$136.0	$(10.2)	(7.5)%
Cost of parking services management contracts:
New locations	$5.0	$0.8	$2.2	$0.1	$0.9	$—	$—	$—	$8.1	$0.9	$7.2	800.0%
Contract expirations	0.6	3.0	(0.1)	10.6	0.2	0.8	—	—	0.7	14.4	(13.7)	(95.1)%
Same locations	24.2	22.3	12.5	10.2	4.8	4.6	0.1	1.1	41.6	38.2	3.4	8.9%
Conversions	0.1	0.1	—	—	—	—	—	—	0.1	0.1	—	—%
Total cost of parking services management contracts	$29.9	$26.2	$14.6	$20.9	$5.9	$5.4	$0.1	$1.1	$50.5	$53.6	$(3.1)	(5.8)%

Cost of parking services—lease contracts.  Cost of parking services for lease contracts decreased $10.2 million, or 7.5%, to $125.8 million for the three months ended September 30, 2016, compared to $136.0 million for the three months ended September 30, 2015.  The decrease in cost of parking services for lease contracts resulted primarily from decreases of $13.9 million from contract expirations and $2.3 million from locations that converted from management contracts, partially offset by a $4.8 million increase from new locations and $1.2 million from same locations. Same location costs increased primarily due to higher rent expense as a result of higher revenue for same locations, partially offset by lower costs not specifically allocated to regions in other.

From a reporting segment perspective, cost of parking services for lease contracts decreased primarily due to decreases in contract expirations in all three regions, same locations in other and conversions in region one, partially offset by increases in new locations in all three regions, same locations in all three regions and conversions in region three.

Cost of parking services associated with contract expirations relates to contacts that have expired, however, we were operating the facility in the comparative period presented.

Cost of parking services—management contracts.  Cost of parking services for management contracts decreased $3.1 million, or 5.8%, to $50.5 million for the three months ended September 30, 2016, compared to $53.6 million for the three months ended September 30, 2015. The decrease in cost of parking services for management contracts resulted primarily from decreases of $13.7 million from contract expirations, partially offset by increases of $7.2 million from new locations and $3.4 million from same locations. Costs for locations that converted from lease contracts were unchanged for the three months ended September 30, 2016, compared to September 30, 2015. Same location costs increased primarily due to higher costs related to operations and ancillary services, partially offset by lower costs not specifically allocated to regions.

From a reporting segment perspective, cost of parking services for management contracts decreased primarily due to contract expirations in all three regions and same locations in other, partially offset by increases in new locations in all three regions and same locations in all three regions.

Revenue associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

Reimbursed management contract expense. Reimbursed management contract expense increased $20.6 million, or 12.2%, to $188.9 million for the three months ended September 30, 2016, compared to $168.3 million for the three months ended September 30, 2015. This increase resulted from additional reimbursements for costs incurred on behalf of owners.

Segment gross profit/gross profit percentage information is summarized as follows (unaudited):

	Three Months Ended September 30,
	Region One		Region Two		Region Three		Other		Total		Variance
(millions)	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015	Amount	%
Gross profit lease contracts:
New locations	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	—%
Contract expirations	(0.2)	1.5	—	—	0.1	(0.2)	—	—	(0.1)	1.3	(1.4)	(107.7)%
Same locations	8.1	9.2	1.5	1.7	0.2	0.2	0.4	(2.1)	10.2	9.0	1.2	13.3%
Conversions	0.2	0.2	—	—	—	0.1	—	—	0.2	0.3	(0.1)	(33.3)%
Total gross profit lease contracts	$8.1	$10.9	$1.5	$1.7	$0.3	$0.1	$0.4	$(2.1)	$10.3	$10.6	$(0.3)	(2.8)%
	(Percentages)
Gross profit percentage lease contracts:
New locations	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%
Contract expirations	(40.0)%	10.1%	—%	—%	33.3%	(100.0)%	—%	—%	(12.5)%	8.1%
Same locations	8.6%	10.0%	4.8%	5.5%	22.2%	25.0%	—%	2,100.0%	8.1%	7.3%
Conversions	5.4%	3.2%	—%	—%	—%	100.0%	—%	—%	5.1%	4.8%
Total gross profit percentage	7.9%	9.6%	4.8%	5.3%	17.6%	9.1%	—%	2,100.0%	7.6%	7.2%
Gross profit management contracts:
New locations	$2.1	$0.1	$—	$0.2	$0.4	$0.1	$—	$—	$2.5	$0.4	$2.1	525.0%
Contract expirations	(0.1)	2.2	0.1	—	0.1	0.1	—	—	0.1	2.3	(2.2)	(95.7)%
Same locations	19.3	19.2	6.0	5.5	2.5	2.6	3.1	2.2	30.9	29.5	1.4	4.7%
Conversions	—	—	—	—	0.1	—	—	—	0.1	—	0.1	—%
Total gross profit management contracts	$21.3	$21.5	$6.1	$5.7	$3.1	$2.8	$3.1	$2.2	$33.6	$32.2	$1.4	4.3%

Gross profit percentage management contracts:
New locations	29.6%	11.1%	—%	66.7%	30.8%	100.0%	—%	—%	23.6%	30.8%
Contract expirations	(20.0)%	42.3%	—%	—%	33.3%	11.1%	—%	—%	12.5%	13.8%
Same locations	44.4%	46.3%	32.4%	35.0%	34.2%	36.1%	96.9%	66.7%	42.6%	43.6%
Conversions	—%	—%	—%	—%	100.0%	—%	—%	—%	50.0%	—%
Total gross profit percentage	41.6%	45.1%	29.5%	21.4%	34.4%	34.1%	96.9%	66.7%	40.0%	37.5%

Gross profit—lease contracts. Gross profit for lease contracts decreased $0.3 million, or 2.8%, to $10.3 million for the three months ended September 30, 2016, compared to $10.6 million for three months ended September 30, 2015. Gross profit percentage for lease contracts increased to 7.6% for the three months ended September 30, 2016, compared to 7.2% for the three months ended September 30, 2015. Gross profit for lease contracts decreased primarily as a result of decreases in contract expirations and locations that converted from management contracts, partially offset by increases in same locations. Gross profit for same locations increased primarily due to increased short term and monthly parker revenue and an increase in gross profit in other, partially offset by an increase in rent expense as a result of higher lease revenue.

From a reporting segment perspective, gross profit for lease contracts decreased primarily from contract expirations in region one, same locations in regions one and two and conversions in region three, partially offset by increases in contract expirations in region three and same locations in other.

Gross profit associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

Gross profit—management contracts. Gross profit for management contracts increased $1.4 million, or 4.3%, to $33.6 million for the three months ended September 30, 2016, compared to $32.2 million for the three months ended September 30, 2015. Gross profit percentage for management contracts increased to 40.0% for three months ended September 30, 2016, compared to 37.5% for three months ended September 30, 2015. The increase in gross profit for management contracts was primarily a result of increases in new locations, same locations and locations that converted from lease contracts, partially offset by a decrease in contract expirations. Gross profit for same locations increased primarily due to higher revenues for ancillary services and a decrease in certain operating costs not allocated to a region, partially offset by an increase in costs for ancillary services.

From a reporting segment perspective, gross profit for management contracts increased primarily due to increases in new locations in regions one and three, contract expirations in region two, same locations in regions one and two and other and conversions in region three, partially offset by decreases in new locations in region two, contract expirations in region one, and same locations in region three.

Gross profit associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

General and administrative expenses. General and administrative expenses decreased $3.4 million, or 14.3%, to $20.3 million for the three months ended September 30, 2016, as compared to $23.7 million for the three months ended September 30, 2015. The decrease in general and administrative expenses overall was due to a decrease in restructuring, merger and integration costs, including severance and benefit expenses, reductions in compensation and benefit costs and overall better expense control, partially offset by an increase in costs for the preliminary non-binding settlement of indemnity for adverse consequences with Central's former stockholders of $0.8 million.

Depreciation and amortization. Depreciation and amortization decreased $0.5 million, or 6.0%, to $7.8 million for the three months ended September 30, 2016, as compared to $8.3 million for the three months ended September 30, 2015. This decrease was primarily a result of a decrease in amortization and depreciation for investments in certain information system enhancements and infrastructure.

Interest expense. Interest expense decreased $0.2 million, or 6.9%, to $2.7 million for the three months ended September 30, 2016, as compared to $2.9 million for the three months ended September 30, 2015.  The decrease in interest expense was primarily related to decreases in average borrowing rates and reductions in amounts outstanding under our Senior Credit Facility and Restated Credit Facility.

Interest income. Interest income was $0.1 million and nil for the three months ended September 30, 2016 and 2015, respectively.

Gain on sale of a business. During the three months ended September 30, 2015, the Company recognized a gain of $0.5 million on the sale of the Company's security business primarily operating in the Southern California market.

Equity in losses from investment in unconsolidated entity. Equity in losses from investment in unconsolidated entity was $0.4 million for the three months ended September 30, 2016 and 2015.

Income tax expense. Income tax expense increased $1.6 million, or 45.7%, to $5.1 million for the three months ended September 30, 2016, as compared to $3.5 million for the three months ended September 30, 2015. Our effective tax rate was 39.8% for the three months ended September 30, 2016, compared to 43.8% for the three months ended September 30, 2015. An increase in our earnings before income taxes resulted in $1.9 million increase in income tax expense, partially offset by a decrease in our effective tax rate, resulting in a $0.3 million decrease in income tax expense.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Segment revenue information is summarized as follows (unaudited):

	Nine Months Ended September 30,
	Region One		Region Two		Region Three		Other		Total		Variance
(millions)	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015	Amount	%
Lease contract revenue
New locations	$13.4	$2.0	$56.4	$53.7	$0.3	$—	$—	$—	$70.1	$55.7	$14.4	25.9%
Contract expirations	11.0	46.6	0.1	3.4	0.7	0.9	—	—	11.8	50.9	(39.1)	(76.8)%
Same locations	275.2	266.7	37.2	37.3	2.5	2.4	—	0.1	314.9	306.5	8.4	2.7%
Conversions	12.7	15.6	—	—	0.8	0.2	—	—	13.5	15.8	(2.3)	(14.6)%
Total lease contract revenue	$312.3	$330.9	$93.7	$94.4	$4.3	$3.5	$—	$0.1	$410.3	$428.9	$(18.6)	(4.3)%
Management contract revenue
New locations	$20.4	$3.9	$9.4	$0.4	$3.4	$0.6	$—	$—	$33.2	$4.9	$28.3	577.6%
Contract expirations	3.9	20.0	9.7	31.5	4.2	7.8	—	—	17.8	59.3	(41.5)	(70.0)%
Same locations	122.6	118.4	50.1	46.3	27.8	28.1	9.9	10.8	210.4	203.6	6.8	3.3%
Conversions	0.4	0.3	—	—	0.2	0.1	—	—	0.6	0.4	0.2	50.0%
Total management contract revenue	$147.3	$142.6	$69.2	$78.2	$35.6	$36.6	$9.9	$10.8	$262.0	$268.2	$(6.2)	(2.3)%

Parking services revenue—lease contracts.  Lease contract revenue decreased $18.6 million, or 4.3%, to $410.3 million for the nine months ended September 30, 2016, compared to $428.9 million for the nine months ended September 30, 2015. The decrease in lease contract revenue resulted primarily from a decrease of $39.1 million from contract expirations and $2.3 million from locations that converted from management contracts, partially offset by increases of $14.4 million from new locations and $8.4 million from same locations. Same location revenue increases were primarily due to increases in short-term parking and monthly parker revenue.

From a reporting segment perspective, lease contract revenue decreased primarily due to decreases in contract expirations in all three regions, same locations in region two and other and conversions in region one, partially offset by increases in new locations in all three regions, same locations in regions one and three and conversions in region three. The other region amounts in same location represent revenue not specifically identifiable to a region.

Revenue associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

Parking services revenue—management contracts. Management contract revenue decreased $6.2 million, or 2.3%, to $262.0 million for the nine months ended September 30, 2016, compared to $268.2 million for the nine months ended September 30, 2015.  The decrease in management contract revenue resulted primarily from a decrease of $41.5 million from contract expirations, partially offset by increases of $28.3 million from new locations, $6.8 million from same locations and $0.2 million from locations that converted from lease contracts during the year. Same location revenue increases were primarily due to an increase in other ancillary services revenue and incentive fees.

From a reporting segment perspective, management contract revenue decreased primarily due to decreases in contract expirations in all three regions and same locations in region three and other, partially offset by increases in new locations in all three regions, same locations in regions one and two and conversions in regions one and three. The other region amounts in same location represent revenues not specifically identifiable to a region.

Revenue associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

Reimbursed management contract revenue. Reimbursed management contract revenue increased $23.6 million, or 4.6%, to $537.0 million for the nine months ended September 30, 2016, compared to $513.4 million for the nine months ended September 30, 2015. This increase resulted from additional reimbursements for costs incurred on behalf of owners.

Segment cost of parking services information is summarized as follows (unaudited):

	Nine Months Ended September 30,
	Region One		Region Two		Region Three		Other		Total		Variance
(millions)	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015	Amount	%
Cost of parking services lease contracts:
New locations	$13.3	$1.8	$55.6	$52.6	$0.3	$—	$—	$—	$69.2	$54.4	$14.8	27.2%
Contract expirations	10.6	43.3	0.1	3.3	0.7	1.0	—	—	11.4	47.6	(36.2)	(76.1)%
Same locations	251.1	243.1	34.0	34.1	2.1	2.0	(0.1)	3.4	287.1	282.6	4.5	1.6%
Conversions	12.0	14.3	—	—	0.7	0.2	—	—	12.7	14.5	(1.8)	(12.4)%
Total cost of parking services lease contracts	$287.0	$302.5	$89.7	$90.0	$3.8	$3.2	$(0.1)	$3.4	$380.4	$399.1	$(18.7)	(4.7)%
Cost of parking services management contracts:
New locations	$14.1	$2.2	$8.7	$0.2	$2.3	$0.4	$—	$—	$25.1	$2.8	$22.3	796.4%
Contract expirations	3.3	12.8	10.9	30.8	3.5	6.6	—	—	17.7	50.2	(32.5)	(64.7)%
Same locations	67.0	64.2	30.9	28.8	20.2	20.3	1.4	1.1	119.5	114.4	5.1	4.5%
Conversions	0.1	0.1	—	—	0.2	—	—	—	0.3	0.1	0.2	200.0%
Total cost of parking services management contracts	$84.5	$79.3	$50.5	$59.8	$26.2	$27.3	$1.4	$1.1	$162.6	$167.5	$(4.9)	(2.9)%

Cost of parking services—lease contracts.  Cost of parking services for lease contracts decreased $18.7 million, or 4.7%, to $380.4 million for the nine months ended September 30, 2016, compared to $399.1 million for the nine months ended September 30, 2015.  The decrease in cost of parking services for lease contracts resulted primarily from a decrease of $36.2 million from contract expirations and $1.8 million from locations that converted from management contracts, partially offset by increases of $14.8 million from new locations and $4.5 million from same locations. Same location costs increased primarily due to higher rent expense as a result of higher revenue for same locations, partially offset by a lower costs not specifically allocated to regions in other.

From a reporting segment perspective, cost of parking services for lease contracts decreased primarily due to contract expirations in all three regions, same locations in regions two and other and conversions in region one, partially offset by increases in new locations in all three regions, same locations in regions one and three and conversions in region three.

Cost of parking services associated with contract expirations relates to contacts that have expired, however, we were operating the facility in the comparative period presented.

Cost of parking services—management contracts.  Cost of parking services for management contracts decreased $4.9 million, or 2.9%, to $162.6 million for the nine months ended September 30, 2016, compared to $167.5 million for the nine months ended September 30, 2015. The decreases in cost of parking for management contracts resulted primarily from a decrease of $32.5 million from contract expirations, partially offset by increases of $22.3 million from new locations, $5.1 million from same locations and $0.2 million from locations that converted from lease contracts. Same location costs increased primarily due to higher costs related to ancillary services, and certain costs not specifically allocated to regions in other.

From a reporting segment perspective, cost of parking services for management contract decreased primarily due to contract expirations in all three regions and same locations in region three, partially offset by increases in new locations in all three regions and same locations in regions one, two and other.

Revenue associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

Reimbursed management contract expense. Reimbursed management contract expense increased $23.6 million, or 4.6%, to $537.0 million for the nine months ended September 30, 2016, compared to $513.4 million for the nine months ended September 30, 2015. This increase resulted from additional reimbursements for costs incurred on behalf of owners.

Segment gross profit/gross profit percentage information is summarized as follows (unaudited):

	Nine Months Ended September 30,
	Region One		Region Two		Region Three		Other		Total		Variance
(millions)	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015	Amount	%
Gross profit lease contracts:
New locations	$0.1	$0.2	$0.8	$1.1	$—	$—	$—	$—	$0.9	$1.3	$(0.4)	(30.8)%
Contract expirations	0.4	3.3	—	0.1	—	(0.1)	—	—	0.4	3.3	(2.9)	(87.9)%
Same locations	24.1	23.6	3.2	3.2	0.4	0.4	0.1	(3.3)	27.8	23.9	3.9	16.3%
Conversions	0.7	1.3	—	—	0.1	—	—	—	0.8	1.3	(0.5)	(38.5)%
Total gross profit lease contracts	$25.3	$28.4	$4.0	$4.4	$0.5	$0.3	$0.1	$(3.3)	$29.9	$29.8	$0.1	0.3%
	(Percentages)
Gross profit percentage lease contracts:
New locations	0.7%	10.0%	1.4%	2.0%	—%	—%	—%	—%	1.3%	2.3%
Contract expirations	3.6%	7.1%	—%	2.9%	—%	(11.1)%	—%	—%	3.4%	6.5%
Same locations	8.8%	8.8%	8.6%	8.6%	16.0%	16.7%	—%	(3,300.0)%	8.8%	7.8%
Conversion	5.5%	8.3%	—%	—%	12.5%	—%	—%	—%	5.9%	8.2%
Total gross profit percentage	8.1%	8.6%	4.3%	4.7%	11.6%	8.6%	—%	(3,300.0)%	7.3%	6.9%
Gross profit management contracts:
New locations	$6.3	$1.7	$0.7	$0.2	$1.1	$0.2	$—	$—	$8.1	$2.1	$6.0	285.7%
Contract expirations	0.6	7.2	(1.2)	0.7	0.7	1.2	—	—	0.1	9.1	(9.0)	(98.9)%
Same locations	55.6	54.2	19.2	17.5	7.6	7.8	8.5	9.7	90.9	89.2	1.7	1.9%
Conversions	0.3	0.2	—	—	—	0.1	—	—	0.3	0.3	—	—%
Total gross profit management contracts	$62.8	$63.3	$18.7	$18.4	$9.4	$9.3	$8.5	$9.7	$99.4	$100.7	$(1.3)	(1.3)%

Gross profit percentage management contracts:
New locations	30.9%	43.6%	7.4%	50.0%	32.4%	33.3%	—%	—%	24.4%	42.9%
Contract expirations	15.4%	36.0%	(12.4)%	2.2%	16.7%	15.4%	—%	—%	0.6%	15.3%
Same locations	45.4%	45.8%	38.3%	37.8%	27.3%	27.8%	85.9%	89.8%	43.2%	43.8%
Conversions	75.0%	66.7%	—%	—%	—%	100.0%	—%	—%	50.0%	75.0%
Total gross profit percentage	42.6%	44.4%	27.0%	23.5%	26.4%	25.4%	85.9%	89.8%	37.9%	37.5%

Gross profit—lease contracts. Gross profit for lease contracts increased $0.1 million, or 0.3%, to $29.9 million for the nine months ended September 30, 2016, compared to $29.8 million for nine months ended September 30, 2015. Gross profit percentage for lease contracts increased to 7.3% for the nine months ended September 30, 2016, compared to 6.9% for the nine months ended September 30, 2015. Gross profit for lease contracts increased primarily as a result of increases in gross profit for same locations, partially offset by decreases in new locations, contract expirations, and locations that converted from management contracts. Gross profit for same locations increased primarily due to increased revenue related to short-term parking and monthly parker revenue and an overall increase in gross profit in other, partially offset by an increase rent expense as a result of higher lease revenue.

From a reporting segment perspective, gross profit for lease contracts increased primarily from contract expirations in region three, same locations in regions one and other and conversions in region three, partially offset by decreases in new locations in regions one and two and contract expirations in regions one and two and conversions in region one.

Gross profit associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

Gross profit—management contracts. Gross profit for management contracts decreased $1.3 million, or 1.3%, to $99.4 million for the nine months ended September 30, 2016, compared to $100.7 million for the nine months ended September 30, 2015. Gross profit percentage for management contracts increased to 37.9% for nine months ended September 30, 2016, compared to 37.5%

for nine months ended September 30, 2015. The decrease in gross profit for management contracts was primarily a result of decreases in contract expirations, partially offset by an increase in gross profit for new locations and same locations. Gross profit for same locations decreased primarily due a decrease in overall gross profit for other-driven primarily as a result of lower revenue and higher costs not allocated to regions and an increase in costs related to ancillary services, partially offset by higher revenues for ancillary services and incentive fees.

From a reporting segment perspective, gross profit for management contracts decreased primarily due to decreases in contract expirations for all three regions, same locations in region three and other and conversions in region three, partially offset by increases in new locations in all three regions, same locations in regions one and two and conversions in region one.

Gross profit associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

General and administrative expenses. General and administrative expenses decreased $7.2 million, or 9.7%, to $67.0 million for the nine months ended September 30, 2016, as compared to $74.2 million for the nine months ended September 30, 2015. The decrease in general and administrative expenses overall was due to a decrease in restructuring, merger and integration costs, including severance and benefit expenses, reductions in compensation and benefit costs and overall better expense control, partially offset by an increase in costs as a result of settling previous litigation with a former indirect controlling shareholder of the Company for $1.5 million, net of insurance recoveries, and the preliminary non-binding settlement of indemnity for adverse consequences with Central's former stockholders of $0.8 million.

Depreciation and amortization. Depreciation and amortization increased $2.4 million, or 9.8%, to $26.8 million for the nine months ended September 30, 2016, as compared to $24.4 million for the nine months ended September 30, 2015. This increase was primarily a result of an increase in amortization and depreciation for investments in information system enhancements and infrastructure.

Interest expense. Interest expense decreased $1.9 million, or 19.0%, to $8.1 million for the nine months ended September 30, 2016, as compared to $10.0 million for the nine months ended September 30, 2015.  The decrease in interest expense was primarily related to decreases in average borrowing rates and reductions in amounts outstanding under our Senior Credit Facility and Restated Credit Facility as well as $0.6 million included in interest expense for the nine months ended September 30, 2015 for the write-off of debt discount and debt issuance costs in connection with the Restated Credit Agreement.

Interest income. Interest income was $0.4 million and $0.1 million for the nine months ended September 30, 2016 and 2015, respectively.

Gain on sale of a business. During the nine months ended September 30, 2015, the Company recognized a gain of $0.5 million on the sale of the Company's security business primarily operating in the Southern California market.

Equity in losses from investment in unconsolidated entity. Equity in losses from investment in unconsolidated entity was $1.2 million for the nine months ended September 30, 2016 and 2015.

Income tax expense. Income tax expense increased $6.4 million, or 142.2%, to $10.9 million for the nine months ended September 30, 2016, as compared to $4.5 million for the nine months ended September 30, 2015. Our effective tax rate was 41.0% for the nine months ended September 30, 2016, compared to 21.0% for the nine months ended September 30, 2015. The effective tax rate for the nine months ended September 30, 2015 was less than the effective tax rate for the nine months ended September 30, 2016 due to the 2015 discrete benefit recognized for New York, New York (City of New York) law change. The valuation allowance was reversed in the second quarter of 2015 due to the City of New York law changes enacted April 1, 2015, which resulted in our determination that the future benefit of net operating loss carryforwards was more likely than not to be recognized.

Liquidity and Capital Resources

Outstanding Indebtedness

On September 30, 2016, we had total indebtedness of approximately $214.1 million, a decrease of $11.0 million from December 31, 2015. The $214.1 million in total indebtedness as of September 30, 2016 includes:

▪	$212.3 million under our Restated Credit Facility, net of original discount on borrowings of $1.4 million and deferred financing costs of $1.9 million; and

▪	$1.8 million of other debt obligations, which includes capital lease obligations, obligations on seller notes and other indebtedness.

Senior Credit Facility

On October 2, 2012, we entered into a credit agreement (“Credit Agreement”) with Bank of America, N.A. ("Bank of America"), as administrative agent, Wells Fargo Bank, N.A. ("Wells Fargo Bank") and JPMorgan Chase Bank, N.A., as co-syndication agents, U.S. Bank National Association, First Hawaiian Bank and General Electric Capital Corporation, as co-documentation agents, Merrill Lynch, Pierce, Fenner & Smith Inc., Wells Fargo Securities, LLC and J.P. Morgan Securities LLC, as joint lead arrangers and joint book managers, and the lenders party thereto.

Pursuant to the terms, and subject to the conditions, of the Credit Agreement, the lenders made available to us a secured Senior Credit Facility (the “Senior Credit Facility”) that permitted aggregate borrowings of $450.0 million consisting of (i) a revolving credit facility of up to $200.0 million at any time outstanding, which included a letter of credit facility that was limited to $100.0 million at any time outstanding, and (ii) a term loan facility of $250.0 million. The Senior Credit Facility was due to mature on October 2, 2017.

Amended and Restated Credit Facility

On February 20, 2015 (“Restatement Date”), we entered into an Amended and Restated Credit Agreement (the "Restated Credit Agreement") with Bank of America, as administrative agent, an issuing lender and swing-line lender; Wells Fargo Bank, N.A., as an issuing lender and syndication agent; U.S. Bank National Association, First Hawaiian Bank and BMO Harris Bank N.A., as co-documentation agents; Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as joint lead arrangers and joint book managers; and the lenders party thereto (the “Lenders”). The Restated Credit Agreement reflects modifications to, and an extension of, the Credit Agreement, as described above.

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

The entire amount of the term loan portion of the Restated Credit Facility had been drawn by us as of the Restatement Date (including approximately $10.4 million drawn on such date) and is subject to scheduled quarterly amortization of principal as follows: (i) $15.0 million in the first year, (ii) $15.0 million in the second year, (iii) $20.0 million in the third year, (iv) $20.0 million in the fourth year, (v) $20.0 million in the fifth year and (vi) $110.0 million in the sixth year. The Company also had outstanding borrowings of $147.3 million (including $53.4 million in letters of credit) under the revolving credit facility as of the Restatement Date.

Borrowings under the Restated Credit Facility bear interest, at our option, (i) at a rate per annum based on the Company’s consolidated total debt to EBITDA ratio for the 12-month period ending as of the last day of the immediately preceding fiscal quarter, determined in accordance with the pricing levels set forth in the Restated Credit Agreement (the “Restatement Applicable Margin”), plus LIBOR or (ii) the Restatement Applicable Margin plus the highest of (x) the federal funds rate plus 0.5%, (y) the Bank of America prime rate and (z) a daily rate equal to LIBOR plus 1.0% (the highest of (x), (y) and (z), the “Base Rate”), except that all swing-line loans will bear interest at the Base Rate plus the Applicable Margin.

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

We were in compliance with all covenants as of September 30, 2016.

As of September 30, 2016, we had $98.1 million of borrowing availability under the Restated Credit Agreement, of which we could have borrowed $91.4 million on September 30, 2016 and remained in compliance with the above described covenants as of such date. The additional borrowing availability under the Restated Credit Agreement is limited only as of the Company’s fiscal quarter-

end by the covenant restrictions described above. At September 30, 2016, the Company had $60.1 million of letters of credit outstanding under the Restated Credit Facility, with aggregate borrowings against the Restated Credit Facility of $215.6 million (excluding original discount on borrowings of $1.4 million and deferred financing costs of $1.9 million).

Share Repurchases

In May 2016, our Board of Directors authorized us to repurchase shares of our common stock in the open market of up to $30.0 million in aggregate. During the third quarter of 2016, we repurchased 181,619 shares from third-party shareholders at an average price of $24.62 per share and average commissions of $0.03 per share. The total value of the third quarter transactions was $4.5 million.

At September 30, 2016, 219,519 shares were held as treasury stock with $24.6 million remaining available for repurchase under the May 2016 stock repurchase program.

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

Certain lease contracts acquired in the Central Merger include provisions allocating to us responsibility for the cost of certain structural and other repairs required to be made to the leased property, including improvement and repair costs arising as a result of ordinary wear and tear. We recorded $0.1 million and $2.1 million during the three months ended September 30, 2016 and 2015, respectively, and $0.4 million and $4.2 million during the nine months ended September 30, 2016 and 2015, respectively, of costs in Cost of parking services—Lease contracts within the Condensed Consolidated Statements of Income for structural and other repair costs related to certain lease contracts acquired in the Central Merger, whereby we have expensed repair costs for certain leases and engaged third-party general contractors to complete certain structural and other repair projects, and other indemnity related costs. We expect to incur additional costs for certain structural and other repair costs pursuant to the contractual requirements of certain lease contracts acquired in the Central Merger (“Structural and Repair Costs”). Based on information available at this time, we currently expect to incur additional Structural and Repair Costs of $0.3 million.  While we are unable to estimate with certainty when such remaining costs will be incurred, it is expected that a substantial majority of these costs will be incurred by December 2016. See Note 3. Acquisition for Structural and Repair Costs incurred and related to certain lease contracts acquired in the Central Merger and our settlement on certain costs incurred under the applicable indemnity that were previously determined to be recoverable.

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

In March 2016, we settled all claims in connection with the original lawsuits ("Holten Settlement"). Per the settlement, we will pay Mr. Holten $3.4 million of which $1.9 million will be recovered by us through our directors and officers liability insurance policies. We recognized an expense, net of insurance recoveries, related to the Holten settlement of $1.5 million for the nine months ended September 30, 2016. The expense is included in General and administrative expense within the Condensed Consolidated Statement of Income.

Interest Rate Swap Transactions

On October 25, 2012, we entered into Interest Rate Swap transactions (collectively, the “Interest Rate Swaps”) with each of JPMorgan Chase Bank, N.A., Bank of America, N.A. and PNC Bank, N.A. in an initial aggregate Notional Amount of $150.0 million (the “Notional Amount”). The Interest Rate Swaps have a termination date of September 30, 2017. The Interest Rate Swaps effectively fix the interest rate on an amount of variable interest rate borrowings under our credit agreements, originally equal to the Notional Amount at 0.7525% per annum plus the applicable margin rate for LIBOR loans under our credit agreements determined based upon our consolidated total debt to EBITDA ratio. The Notional Amount is subject to scheduled quarterly amortization that coincides with quarterly prepayments of principal under our credit agreements. These Interest Rate Swaps are classified as cash flow hedges, and we calculate the effectiveness of the hedge on a monthly basis. The ineffective portion of the cash flow hedge is recognized in earnings as an increase of interest expense. As of September 30, 2016, no ineffectiveness of the hedge has been recognized. The fair value of the Interest Rate Swaps at September 30, 2016 was a liability of $0.1 million and is included in Accrued expenses within the Condensed Consolidated Balance Sheet.  The fair value of the Interest Rate Swaps at December 31, 2015 was an asset of $0.2 million and is included in the line item "Other assets, net" within the Condensed Consolidated Balance Sheet.

We do not enter into derivative instruments for any purpose other than for cash flow hedging purposes.

Deficiency Payments

Pursuant to our obligations with respect to the parking garage operations at Bradley International Airport, we are required to make certain deficiency payments for the benefit of the State of Connecticut and for holders of special facility revenue bonds. The deficiency payments represent contingent interest bearing advances to the trustee to cover operating cash flow requirements. As of September 30, 2016, we had made $10.4 million of cumulative deficiency repayments from the trustee, net of payments. Deficiency payments made are recorded as increases to cost parking services and the reimbursements are recorded as reductions to cost of parking services. We believe these advances to be fully recoverable and will recognize the principal, interest and premium payments related to these deficiency payments when they are received. We do not directly guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.

The total deficiency payments (net of payments made), interest and premium received and recorded for the three and nine months ended September 30, 2016 and 2015 (unaudited) are as follows:

	Three Months Ended		Nine Months Ended
(millions)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Deficiency repayments	$—	$0.2	$1.2	$1.0
Interest	$0.2	$0.1	$0.3	$0.3
Premium	$—	$—	$0.2	$0.1

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

Summary of Cash Flows

	Nine Months Ended
(millions) (unaudited)	September 30, 2016	September 30, 2015
Net cash provided by operating activities	$30.6	$19.1
Net cash used in investing activities	$(9.9)	$(7.9)
Net cash used in financing activities	$(20.0)	$(9.8)

Operating Activities

Our primary sources of funds are cash flows from operating activities and changes in operating assets and liabilities.

Net cash provided by operating activities totaled $30.6 million for the nine months ended September 30, 2016. Cash provided by operating activities for the first nine months of 2016 included $47.3 million from operations; partially offset by changes in operating assets and liabilities that resulted in a use of $16.7 million. The net increase in operating assets and liabilities resulted primarily from (i) an increase in notes and accounts receivable of $15.6 million due to timing of collections; (ii) a net increase in prepaid and other assets of $3.5 million due to prepaid operating expenses and an increase in our deferred tax asset (iii) a $0.4 million net increase in accrued liabilities primarily related to timing of payments and (iv) a $2.0 million increase in accounts payable due to timing of payments to our clients as described under "Daily Cash Collections".

Net cash provided by operating activities totaled $19.1 million for nine months ended September 30, 2015. Cash provided by operating activities for the first nine months of 2015 included $37.5 million from operations; partially offset by changes in operating assets and liabilities that resulted in a use of $18.4 million. The net use of cash in operating assets and liabilities resulted primarily from (i) a decrease in accounts payable of $15.4 million that resulted from the reduction of payments owed to our clients that are under management contracts as described under "Daily Cash Collection"; and (ii) a decrease in accrued liabilities of $7.5 million related to timing of payments, including a decrease in deposits from clients, net decreases in income, property, payroll and other local taxes and a decrease in the current portion of insurance reserves, partially offset by a net increase in accrued performance-based compensation; partially offset by (iii) a net decrease in prepaid expenses and other of $2.6 million due to payments on other receivables and a decrease in prepaid expenses, offset by an increase in prepaid property taxes and (iv) a $1.9 million decrease in notes and accounts receivable due to timing of payments from our clients.

Investing Activities

Net cash used in investing activities totaled $9.9 million for the nine months ended September 30, 2016. Cash used in investing activities for the nine months ended September 30, 2016 included (i) $10.8 million for capital investments needed to secure and/or extend lease facilities and investments in information system enhancements and infrastructure and (ii) $2.0 million for cost of contract purchases; offset by (iii) $2.9 million of proceeds from the sale of assets and contract terminations.

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

Financing Activities

Net cash used in financing activities totaled $20.0 million in the nine months ended September 30, 2016. Cash used in financing activities for the nine months ended September 30, 2016 included (i) net payments on the Restated Credit Facility revolver of $0.5 million; (ii) $2.6 million of distributions to noncontrolling interest; (iii) $11.2 million for payments on the Restated Credit Facility term loan, (iv) $0.2 million for payments on other long-term borrowings, (v) $0.1 million on payments for debt issuance costs and (vi) $5.4 million on the repurchase of common stock.

Net cash used in financing activities totaled $9.8 million in the nine months ended September 30, 2015. Cash used in financing activities for the nine months ended September 30, 2015 included (i) $0.1 million in contingent payments for an acquired business; (ii) $11.2 million for payments on the Rested Credit Facility term loan; (iii) $0.3 million for payments on other long-term borrowings; (iv) $1.7 million of distributions to noncontrolling interest and (v) $1.4 million for payments of debt issuance and discount on borrowings costs; partially offset by (vi) net proceeds of $4.7 million from the Senior Credit Facility/Restated Credit Facility and (vii) a $0.2 tax benefit from the vesting of restricted stock units.

Cash and Cash Equivalents

We had cash and cash equivalents of $19.3 million and $18.7 million at September 30, 2016 and December 31, 2015, respectively.  Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements were $0.5 million and $0.9 million as of September 30, 2016 and December 31, 2015, respectively, and are included within Cash and cash equivalents within the Consolidated Balance Sheets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Form 10-K for the year-ended December 31, 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we conducted an evaluation, under supervision and with the participation of management, including the chief executive officer, chief financial officer and corporate controller, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based upon that evaluation, our chief executive officer, chief financial officer and corporate controller concluded that our disclosure controls and procedures were effective as of September 30, 2016. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer, principal financial officer and principal accounting officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

See Note 2. Commitments and Contingencies and Note 3. Acquisition to the Condensed Consolidated Financial Statements included in Item 1. "Financial Statements" for disclosures related to the Holten Settlement reached in March 2016 and the preliminary non-binding settlement of all outstanding matters relating the Central Merger between the Company and Central's former stockholders reached in September 2016.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases we made during the quarter ended September 30, 2016 of equity securities that are registered by us pursuant Section 12 of the Exchange Act:

(millions, except for share and per share data) (unaudited)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan

07/01/2016 through 07/31/2016	80,800	$24.46	80,800	$27.1
08/01/2016 through 08/31/2016	74,803	24.66	74,803	25.3
09/01/2016 through 09/30/2016	26,016	24.97	26,016	24.6
Total	181,619	$24.62	181,619	$24.6

In May 2016, our Board of Directors authorized us to repurchase in the open market shares of our outstanding common stock in an amount not to exceed $30 million.

During the third quarter of 2016, we repurchased 181,619 shares in the open market at an average price of $24.62 per share and average commissions of $0.03 per share. The total value of the third quarter transactions was $4.5 million. At September 30, 2016, 219,519 shares were held as treasury stock.

At September 30, 2016, $24.6 million remained available for repurchase under the May 2016 stock repurchase program. The share repurchase program has no fixed termination date.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Index to Exhibits

Exhibit Number	Description

3.1*	Fourth Amended and Restated Bylaws of the Company dated January 1, 2010.
3.1.1*	Amendment to Fourth Amended and Restated Bylaws of SP Plus Corporation effective February 19, 2016.
3.1.2*	Amendment to Fourth Amended and Restated Bylaws of SP Plus Corporation effective August 5, 2016.
31.1*	Section 302 Certification dated November 3, 2016 for G Marc Baumann, Director, President and Chief Executive Officer (Principal Executive Officer).
31.2*	Section 302 Certification dated November 3, 2016 for Vance C. Johnston, Chief Financial Officer and Treasurer (Principal Financial Officer).
31.3*	Section 302 Certification dated November 3, 2016 for Kristopher H. Roy, Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer).
32**	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 3, 2016.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
*              Filed herewith
**         Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SP PLUS CORPORATION

Dated: November 3, 2016	By:	/s/ G MARC BAUMANN
G Marc Baumann
Director, President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 3, 2016	By:	/s/ VANCE C. JOHNSTON
Vance C. Johnston
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Dated: November 3, 2016	By:	/s/ KRISTOPHER H. ROY
Kristopher H. Roy
Senior Vice President, Corporate Controller
and Assistant Treasurer
(Principal Accounting Officer and Duly Authorized Officer)