Form 10-Q
period 2017-03-31
SP Plus Corp
filed 2017-05-03
CIK 1059262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐	(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

As of May 2, 2017, there were 22,488,641 shares of common stock of the registrant outstanding.

SP PLUS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SP Plus Corporation
Condensed Consolidated Balance Sheets

(millions, except for share and per share data)	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Cash and cash equivalents	$21.6	$22.2
Notes and accounts receivable, net	125.0	120.7
Prepaid expenses and other	11.8	13.7
Total current assets	158.4	156.6
Leasehold improvements, equipment and construction in progress, net	29.1	30.9
Other assets
Advances and deposits	4.3	4.3
Other intangible assets, net	58.1	61.3
Favorable acquired lease contracts, net	28.0	30.0
Equity investments in unconsolidated entities	18.7	18.5
Other assets, net	16.8	16.3
Deferred taxes	18.2	17.9
Cost of contracts, net	10.9	11.4
Goodwill	431.4	431.4
Total other assets	586.4	591.1
Total assets	$773.9	$778.6
Liabilities and stockholders’ equity
Accounts payable	$113.9	$109.9
Accrued rent	20.8	21.7
Compensation and payroll withholdings	21.9	25.7
Property, payroll and other taxes	10.1	7.6
Accrued insurance	18.4	18.1
Accrued expenses	18.1	25.5
Current portion of obligations under Restated Credit Facility and other long-term borrowings	20.4	20.4
Total current liabilities	223.6	228.9
Long-term borrowings, excluding current portion
Obligations under Restated Credit Facility	171.3	174.5
Other long-term borrowings	0.1	0.2
	171.4	174.7
Unfavorable acquired lease contracts, net	38.0	40.2
Other long-term liabilities	65.5	66.4
Total noncurrent liabilities	274.9	281.3
Stockholders’ equity
Preferred Stock, par value $0.01 per share; 5,000,000 shares authorized as of March 31, 2017 and December 31, 2016; no shares issued	—	—
Common stock, par value $0.001 per share; 50,000,000 shares authorized as of March 31, 2017 and December 31, 2016; 22,471,041 and 22,328,578 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively.	—	—
Treasury Stock, at cost; 305,183 shares at March 31, 2017 and December 31, 2016	(7.5)	(7.5)
Additional paid-in capital	252.6	251.2
Accumulated other comprehensive loss	(1.5)	(1.4)
Retained earnings	31.6	25.9
Total SP Plus Corporation stockholders’ equity	275.2	268.2
Noncontrolling interest	0.2	0.2
Total stockholders’ equity	275.4	268.4
Total liabilities and stockholders’ equity	$773.9	$778.6
 See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation
Condensed Consolidated Statements of Income

	Three Months Ended
(millions, except for share and per share data) (unaudited)	March 31, 2017	March 31, 2016
Parking services revenue		138.5
Lease contracts	$130.8	$138.5
Management contracts	92.1	91.2
	222.9	229.7
Reimbursed management contract revenue	191.6	167.9
Total parking services revenue	414.5	397.6
Cost of parking services
Lease contracts	125.8	130.6
Management contracts	56.6	60.7
	182.4	191.3
Reimbursed management contract expense	191.6	167.9
Total cost of parking services	374.0	359.2
Gross profit
Lease contracts	5.0	7.9
Management contracts	35.5	30.5
Total gross profit	40.5	38.4
General and administrative expenses	21.2	24.6
Depreciation and amortization	6.6	9.2
Operating income	12.7	4.6
Other expenses (income)
Interest expense	2.6	2.8
Interest income	(0.1)	(0.2)
Equity in losses from investment in unconsolidated entity	0.2	0.5
Total other expenses (income)	2.7	3.1
Earnings before income taxes	10.0	1.5
Income tax expense	3.3	0.9
Net income	6.7	0.6
Less: Net income attributable to noncontrolling interest	0.7	0.6
Net income attributable to SP Plus Corporation	$6.0	$—
Common stock data
Net income per common share
Basic	$0.27	$—
Diluted	$0.27	$—
Weighted average shares outstanding
Basic	22,148,265	22,328,578
Diluted	22,447,904	22,593,505

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended
(millions) (unaudited)	March 31, 2017	March 31, 2016
Net income	$6.7	$0.6
Other comprehensive expense	(0.1)	(0.1)
Comprehensive income	6.6	0.5
Less: Comprehensive income attributable to noncontrolling interest	0.7	0.6
Comprehensive income (loss) attributable to SP Plus Corporation	$5.9	$(0.1)

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation
Condensed Consolidated Statements of Cash Flows

	Three Months Ended
(millions) (unaudited)	March 31, 2017	March 31, 2016
Operating activities
Net income	$6.7	$0.6
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	6.9	9.4
Net accretion of acquired lease contracts	(0.4)	(0.4)
(Gain) loss on sale of equipment	—	(0.6)
Amortization of debt issuance costs	0.2	0.2
Amortization of original discount on borrowings	0.1	0.1
Non-cash stock-based compensation	0.9	0.6
Provisions for losses on accounts receivable	0.1	0.1
Deferred income taxes	(0.3)	0.1
Changes in operating assets and liabilities
Notes and accounts receivable	(4.3)	(1.5)
Prepaid assets	1.9	(9.8)
Other assets	(0.7)	0.3
Accounts payable	4.0	5.0
Accrued liabilities	(10.1)	0.7
Net cash provided by operating activities	5.0	4.8
Investing activities
Purchase of leasehold improvements and equipment	(1.1)	(2.5)
Proceeds from sale of equipment and contract terminations	—	2.8
Cost of contracts purchased	(0.3)	(0.3)
Net cash used in investing activities	(1.4)	—
Financing activities
Payments on senior credit facility revolver (Restated Credit Facility)	(126.0)	(68.6)
Proceeds from senior credit facility revolver (Restated Credit Facility)	127.6	81.3
Payments on term loan (Restated Credit Facility)	(5.0)	(3.8)
Payments on other long-term borrowings	(0.1)	(0.1)
Distribution to noncontrolling interest	(0.6)	(1.5)
Payments of debt issuance costs and original discount on borrowings	(0.1)	(0.1)
Net cash (used in) provided by financing activities	(4.2)	7.2
Effect of exchange rate changes on cash and cash equivalents	—	0.1
(Decrease) increase in cash and cash equivalents	(0.6)	12.1
Cash and cash equivalents at beginning of year	22.2	18.7
Cash and cash equivalents at end of period	$21.6	$30.8
Supplemental disclosures
Cash paid during the period for
Interest	$2.3	$2.4
Income taxes, net	$0.9	$0.6

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

In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2017 is not necessarily indicative of the results that might be expected for any other interim period or the fiscal year ended December 31, 2017. The financial statements presented in this report should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed on February 24, 2017.

Cash and cash equivalents

Cash equivalents represent funds temporarily invested in money market instruments with maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value. Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements was $0.6 million and $0.3 million as of March 31, 2017 and December 31, 2016, respectively, and are included within Cash and cash equivalents within the Condensed Consolidated Balance Sheets.

Financial Instruments

The carrying values of cash, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these financial instruments. Book overdrafts of $28.3 million and $36.5 million are included within Accounts payable within the Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, respectively. Long-term debt has a carrying value that approximates fair value because these instruments bear interest at variable market rates.

Equity Investments in Unconsolidated Entities

The Company has ownership interests in 29 active partnerships, joint ventures or similar arrangements that operate parking facilities, of which 21 are consolidated under the VIE or voting interest models and 8 are unconsolidated where the Company’s ownership interests range from 30-50 percent and for which there are no indicators of control. The Company accounts for such investments under the equity method of accounting, and its underlying share of each investee’s equity is included in Equity investments in unconsolidated entities within the Condensed Consolidated Balance Sheets. As the operations of these entities are consistent with the Company’s underlying core business operations, the equity in earnings of these investments are included in Parking services revenue—Lease contracts within the Condensed Consolidated Statements of Income. The equity earnings in these related investments were $0.7 million and $0.5 million for the three months ended March 31, 2017 and 2016, respectively.

In October 2014, the Company entered into an agreement to establish a joint venture with Parkmobile USA, Inc. (“Parkmobile USA”) and contributed all of the assets and liabilities of its proprietary Click and Park parking prepayment business in exchange for a 30 percent interest in the newly formed legal entity called Parkmobile, LLC (“Parkmobile”). The joint venture of Parkmobile provides on-demand and prepaid transaction processing for on- and off-street parking and transportation services. The contribution of the Click and Park business in the joint venture resulted in a loss of control of the business, and therefore it was deconsolidated from the Company’s financial statements. The Company accounts for its investment in the joint venture with Parkmobile using the equity method of accounting, and its underlying share of equity in Parkmobile is included in Equity investments in unconsolidated entities within the Condensed Consolidated Balance Sheets.  The equity losses in the Parkmobile joint venture is included in Equity in losses from investment in unconsolidated entity within the Condensed Consolidated Statements of Income.

Non-Controlling Interests

Noncontrolling interests represent the noncontrolling holders’ percentage share of income or losses from the subsidiaries in which the Company holds a majority, but less than 100 percent, ownership interest and the results of which are consolidated and included within the Condensed Consolidated Financial Statements.

Sale of Business

During the third quarter 2015, the Company signed an agreement to sell and subsequently sold portions of the Company’s security business primarily operating in the Southern California market to a third-party for a gross sales price of $1.8 million which resulted in a gain on sale of business of $0.5 million, net of legal and other expenses. The assets under the sale agreement met the definition of a business as defined by ASU 805-10-55-4.  Cash consideration received during the third quarter 2015, net of legal and other expenses, was $1.0 million with the remaining consideration for the sale of the business being classified as contingent consideration. Per the sales agreement the contingent consideration is based on the performance of the business and retention of current customers over an eighteen-month period ending on February 2017. The buyer has sixty days from February 2017 to calculate and remit the remaining consideration. The contingent consideration was valued at fair value as of the date of sale of the business and resulted in the Company recognizing a contingent consideration receivable from the buyer in the amount of $0.5 million.  See Note 6. Fair Value Measurement for the fair value of the contingent consideration receivable as of March 31, 2017.

Interest Rate Swap Transactions

In October 2012, the Company entered into Interest Rate Swap transactions (collectively, the “Interest Rate Swaps”) with each of JPMorgan Chase Bank, N.A., Bank of America, N.A. and PNC Bank, N.A. in an initial aggregate Notional Amount of $150.0 million (the “Notional Amount”). The Interest Rate Swaps have a termination date of September 30, 2017. The Interest Rate Swaps effectively fix the interest rate on an amount of variable interest rate borrowings under the Company's credit agreements, originally equal to the Notional Amount at 0.7525% per annum plus the applicable margin rate for LIBOR loans under the Company's credit agreements, determined based upon the Company’s consolidated total debt to EBITDA ratio. The Notional Amount is subject to scheduled quarterly amortization that coincides with quarterly prepayments of principal under the Company's credit agreements. These Interest Rate Swaps are classified as cash flow hedges, and the Company assesses the effectiveness of the hedge on a monthly basis. The ineffective portion of the cash flow hedge is recognized in earnings as an increase of interest expense. As of March 31, 2017, no ineffectiveness of the hedge has been recognized in interest expense. See Note 6. Fair Value Measurement for the fair value of the interest rate swap as of March 31, 2017 and December 31, 2016.

The Company does not enter into derivative instruments for any purpose other than for cash flow hedging purposes.

Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for share-based payment award transactions and their presentation in the financial statements. The new guidance will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled, eliminating additional paid in capital ("APIC") pools. The guidance will also require companies to elect whether to account for forfeitures of share-based payments by (1) recognizing forfeitures of awards as they occur (e.g., when an award does not vest because the employee leaves the company) or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. These and other requirements of ASU 2016-09 are effective for interim and annual reporting periods beginning after December 15, 2016.

The Company adopted the provisions of ASU 2016-09 in the first quarter of 2017. The impact to the Company's financial position, results of operations, cash flow and financial statement disclosures are as follows:

•
On a modified retrospective basis, as allowed by ASU 2016-09, the Company elected to account for forfeitures of share-based awards as they occur. As a result, beginning retained earnings includes a $0.3 million adjustment related to the recognition of estimated forfeitures previously not recognized as expense by the Company as of December 31, 2016.

•	The Company recognized excess tax benefits of $0.5 million for the three months ended March 31, 2017 related to shares issued and settled with employees during the first quarter of 2017.

•
ASU 2016-09 also requires the presentation of excess tax benefits on the statement of cash flows as an operating activity on either a prospective or retrospective basis. The Company elected to apply this guidance on a prospective basis. Prior periods have not been adjusted to reflect this adoption.

•
There was no significant impact to diluted weighted average shares outstanding for purposes of calculating net income per common share-diluted for the three months ended March 31, 2017, as a result of the adoption.

In March 2016, the FASB issued ASU No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to Equity Method of Accounting, which eliminates the requirements to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. Under ASU 2016-08, the equity method of accounting should be applied prospectively from the date significant influence is obtained. The new standard also provides specific guidance for available-for-sale securities that become eligible for the equity method of accounting. In those cases, any unrealized gain or loss recorded within accumulated other comprehensive income should be recognized in earnings at the date the investment initially qualifies for the use of the equity method. The new standard is effective for interim and annual periods beginning after December 15, 2016. The Company adopted this standard as of January 1, 2017. The standard did not have an impact on the Company's financial position, results of operation, cash flows and financial statement disclosures.

In March 2016, the FASB issued ASU No. 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. The new guidance clarifies that a change in the counterparty to a derivative contract, in and of itself, does not require the dedesignation of a hedging relationship. An entity will, however, still need to evaluate whether it is probable that the counterparty will perform under contract as part of its ongoing effectiveness assessment for hedge accounting. Therefore, a novation of a derivative to a counterparty with a sufficiently high credit risk could still result in the dedesignation of the hedging relationship. ASU 2016-05 is effective in fiscal years beginning after December 15, 2016, including interim periods within those years. The Company adopted this standard as of January 1, 2017. The standard did not have an impact on the Company's financial position, results of operation, cash flows and financial statement disclosures.

Accounting Pronouncements to be Adopted

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other - Simplifying the Test for Goodwill Impairment (Topic 350). ASU 2017-04 eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 under current goodwill impairment test rules) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on the Step 1 analysis under current guidance). The standard will be applied prospectively and is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019 for public business entities ("PBEs") that meet the definition of a Securities and Exchange Commission ("SEC") filer (i.e., for any impairment test performed by calendar-year entities in 2020), December 15, 2020 for PBEs that are not SEC filers (i.e., for any impairment test performed by calendar-year entities in 2021), and December 15, 2021 for all other entities (i.e., for any impairment test performed by calendar-year entities in 2022). Early adoption is permitted for annual and interim goodwill impairment testing dates after 1 January 2017. The Company is currently assessing the impact of adopting this standard on the Company’s financial position, results of operations, cash flows and financial statement disclosures.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations - Clarifying the Definition of a Business (Topic 805). Under ASU 2017-01, an entity first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set is not a business. If it’s not met, the entity then evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. Under current guidance, a business consists of (1) inputs, (2) processes applied to those inputs and (3) the ability to create outputs. ASU 2017-01 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years. For all other entities, it is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The ASU will be applied prospectively to any transactions occurring within the period of adoption. The Company is currently assessing the impact of adopting this standard on the Company’s financial position, results of operations, cash flows and financial statement disclosures.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Since the release of ASU 2014-9, the FASB has issued the following additional ASUs updating the topic:

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

2. Legal and Other Commitments and Contingencies

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

Contracts Acquired in the Central Merger

Certain lease contracts acquired in the Central Merger include provisions allocating to the Company responsibility for the cost of certain structural and other repairs required to be made to the leased property, including improvement and repair costs arising as a result of ordinary wear and tear. The Company recorded $0.1 million of costs during each of the three months ended March 31, 2017 and 2016 (net of expected recoveries of the total cost recognized by the Company through the applicable indemnity discussed further below and in Note 3. Central Merger and Restructuring, Merger and Integration Costs) in Cost of parking services—Lease contracts within the Condensed Consolidated Statements of Income for structural and other repair costs related to certain lease contracts acquired in the Central Merger, whereby the Company has expensed repair costs for certain leases and engaged third-party general contractors to complete certain structural and other repair projects, and other indemnity related costs. The Company expects to incur additional costs for certain structural and other repair costs pursuant to the contractual requirements of certain lease contracts acquired in the Central Merger (“Structural and Repair Costs”). Based on information available at this time, the Company currently expects to incur additional Structural and Repair Costs of $0.1 million.  While the Company is unable to estimate with certainty when such remaining costs will be incurred, it is expected that a substantial majority of these costs will be incurred in early- to mid-calendar year 2017.  Additionally and as further described in Note 3. Central Merger and Restructuring, Merger and Integration Costs, the Company settled all outstanding matters between the former Central stockholders and the Company and is therefore unable to recover any additional Structural and Repair Costs yet to be incurred by the Company through the indemnity.

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

In March 2016, the Company and Mr. Holten settled all claims in connection with the original lawsuits ("Holten Settlement"). Per the settlement, the Company will pay Mr. Holten $3.4 million of which $1.9 million will be recovered by the Company through the Company's directors and officer's liability insurance policies. The Company recognized an expense, net of insurance recoveries, related to the Holten Settlement of $1.5 million for the three months ended March 31, 2016.

3. Central Merger and Restructuring, Merger and Integration Costs

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

Since the Closing Date, the Company and Central's former stockholders exchanged notices regarding indemnification matters, including with respect to the calculation of Net Debt Working Capital, and the Company made adjustments for known matters as they arose, although Central’s former stockholders may not have agreed to the aggregate of such adjustments made by the Company. During such time, Central’s former stockholders continually requested additional documentation supporting the Company’s indemnification claims, including with respect to the Company’s calculation of Net Debt Working Capital. Furthermore, following the Company's notices of indemnification matters, the representative of Central's former stockholders indicated that they may make additional inquiries and raise issues with respect to the Company's indemnification claims (including, specifically, as to Structural and Repair Costs) and that they may assert various claims of their own relating to the Merger Agreement.

In early 2015, the Company and Central’s former stockholders engaged an independent public accounting firm for ultimate resolution, through binding arbitration, regarding its dispute as to the Company’s calculation of Net Debt Working Capital.

On February 19, 2016, the Company and Central’s former stockholders received a non-appealable and binding decision from the independent public accounting firm indicating that Net Debt Working Capital as of September 30, 2012 was $291.6 million, or $6.6 million above the Upper Threshold. Furthermore, as part of the independent public accounting firm’s decision over the calculation of Net Debt Working Capital as of September 30, 2012, it was determined by the independent public accounting firm and the Company that $1.5 million of Net Debt Working Capital claims were more appropriately claimable as an adverse consequence indemnification claim, as defined in the Merger Agreement. As such and in conjunction with the independent public accounting firm’s decision on Net Debt Working Capital, the Company (i) reclassified $1.5 million of indemnification claims from the Net Debt Working Capital calculation to indemnification claims for certain adverse consequences; and (ii) recognized an expense of $1.6 million ($0.9 million, net of tax) in General and administrative expenses for certain of the other amounts disallowed under the Net Debt Working Capital calculation as of and for the year ended December 31, 2015 respectively. The independent public accounting firm also determined that an additional $1.6 million of Net Debt Working Capital claims were disallowed; however, these Net Debt Working Capital amounts claimed by the Company were not previously recognized by the Company as a cost recovery given their contingent nature and since these claims were not previously recognized as an expense by the Company, and therefore the independent public accounting firm’s decision to disallow these claims had no impact to the Company's consolidated financial statements as of and for the year ended December 31, 2015.

On March 11, 2016, the Company provided notification to Central's former stockholders of an additional indemnity claim for $1.6 million and further provided notification that its indemnity claims for certain defined adverse consequences aggregated to $26.5 million. The additional $1.6 million of indemnity claim made by the Company in the March 11, 2016 letter was not recognized as a cost recovery given the contingent nature and since this claim was not previously recognized by the Company as an expense.

As previously discussed in Note 2. Legal and Other Commitments and Contingencies, certain lease contracts acquired in the Central Merger include provisions allocating to the Company responsibility for all or a defined portion of the costs of certain structural and other repair costs required on the property, including improvement and repair costs arising as a result of ordinary wear and tear. The Company reduced the Cash Consideration Amount by $6.6 million, representing the amount Net Debt Working Capital exceeded the Upper Threshold, and $18.8 million, representing the amount of indemnified claims for certain adverse consequences (including but not limited to Structural and Repair Costs) recognized by the Company as of September 30, 2016. Additionally, the Company submitted $7.7 million of additional indemnity claims for certain adverse consequences (including but not limited to Structural and Repair Costs) to Central's former stockholders, including claims as set for in the March 11, 2016 letter, but did not recognize these indemnity claims as a receivable or offset to the Cash Contingent Amount with a corresponding gain or reduction of costs incurred by the Company, as these claims were contingent in nature or represent costs which the Company had not yet incurred but which met the requirements of the indemnification provisions established in the Merger Agreement.

On September 27, 2016, the Company and Central's former stockholders agreed-upon non-binding terms to settle all outstanding matters between the parties relating to the Central Merger ("Settlement Terms") and on December 15, 2016 the Company and Central's former stockholders executed a settlement agreement ("Settlement Agreement") to settle all outstanding matters between the parties relating to the Central Merger (including the Company's claims as described above). Pursuant to the Settlement Agreement, the Company paid Central's former stockholders $2.5 million in aggregate, which effectively reduced the $27.0 million of Cash Consideration that would have been payable by the Company to Central's former stockholders under the Merger Agreement by $24.5 million. As a result of the Settlement Terms, the Company recorded $0.8 million ($0.5 million, net of tax) in General and administrative expense within the Condensed Consolidated Statements of Income in the third quarter 2016. Additionally and pursuant to the Settlement Agreement, the parties fully released one another for claims relating to the Central Merger, and therefore the Company has no further obligation to pay any additional Cash Consideration Amount to Central's former stockholders.

Restructuring, Merger and Integration Costs

Since the Central Merger, the Company has incurred certain restructuring, acquisition and integration costs associated with the transaction that were expensed as incurred. These costs are reflected in General and administrative expenses and Depreciation and amortization within the Condensed Consolidated Statements of Income. Depreciation and amortization includes costs related to the write-off of certain fixed assets and the acceleration of certain software assets directly as a result of the Central Merger. Additionally, in the fourth quarter of 2016, the Company initiated a series of workforce reductions to increase organizational effectiveness and provide cost savings that can be reinvested in the Company's growth initiatives. An accrual for restructuring, merger and integration costs of $4.6 million ($3.1 million is included in Compensation and payroll withholdings, $0.2 million in Accrued expenses and $1.3 million in Other long-term liabilities within the Condensed Consolidated Balance Sheets) and $5.4 million ($3.6 million is included in Compensation and payroll withholdings, $0.3 million in Accrued expenses and $1.5 million in Other long-term liabilities within the Condensed Consolidated Balance Sheets) as of March 31, 2017 and December 31, 2016, respectively.
The aggregate costs associated with the restructuring, merger and integration costs are summarized in the following table:

	Three Months Ended
(millions) (unaudited)	March 31, 2017	March 31, 2016
General and administrative expenses	$0.1	$0.8
Depreciation and amortization	—	1.0
Total	$0.1	$1.8
4. Other Intangible Assets, net

The following presents a summary of other intangible assets, net:

		March 31, 2017 (unaudited)			December 31, 2016
(millions)	Weighted Average Life (Years)	Acquired Intangible Assets, Gross (1)	Accumulated Amortization	Acquired Intangible Assets, Net	Acquired Intangible Assets, Gross (1)	Accumulated Amortization	Acquired Intangible Assets, Net
Covenant not to compete	1.8	$0.9	$(0.9)	$—	$0.9	$(0.9)	$—
Trade names and trademarks	2.3	9.8	(9.6)	0.2	9.8	(9.6)	0.2
Proprietary know how	2.2	34.7	(34.6)	0.1	34.7	(32.6)	2.1
Management contract rights	11.6	81.0	(23.2)	57.8	81.0	(22.0)	59.0
Acquired intangible assets, net (2)	11.6	$126.4	$(68.3)	$58.1	$126.4	$(65.1)	$61.3

(1)  Excludes the original cost and accumulated amortization of fully amortized intangible assets.
(2)  Intangible assets have estimated useful lives between one and nineteen years.

	Three Months Ended
(millions) (unaudited)	March 31, 2017	March 31, 2016
Amortization expense related to other intangible assets included in depreciation and amortization	$3.2	$3.8

5. Goodwill

The amounts for goodwill and changes to carrying value by operating segment are as follows:

(millions) (unaudited)	Region One	Region Two	Total
Balance as of December 31, 2016 (1)	$368.7	$62.7	$431.4
Foreign currency translation	—	—	—
Balance as of March 31, 2017	$368.7	$62.7	$431.4

(1) Due to the new segment reporting effective in the first quarter of 2017, goodwill allocated to previous reporting units of Region One and Region Three have been aggregated into a single operating segment, Region One. See also Note 14. Business Unit Segment Information for further discussion on certain organizational and executive leadership changes.

The Company tests goodwill at least annually for impairment (the Company has elected to annually test for potential impairment of goodwill on the first day of the fourth quarter) and tests more frequently if indicators are present or changes in circumstances suggest that impairment may exist.  The indicators include, among others, declines in sales, earnings or cash flows or the development of a material adverse change in business climate.  The Company assesses goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component.

Due to a change in the Company’s segment reporting effective in the first quarter of 2017, the goodwill allocated to certain previous reporting units have been aggregated into a single operating segment. See also Note 14. Business Unit Segment Information for further disclosure on the Company’s change in reporting segments effective in the first quarter of 2017.

As a result of the change in internal reporting segment information, the Company completed an interim quantitative impairment analysis (Step One) for goodwill as of January 1, 2017 and concluded that the estimated fair values of each of the Company's reporting units exceeded its carrying amount of net assets assigned to the respective reporting unit as of January 1, 2017 and immediately prior to the reorganization and therefore no further testing was required (Step Two). In conducting the January 1, 2017 goodwill Step One analysis, the Company analyzed actual and projected growth trends of the reporting units, gross margin, operating expenses and Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") (which also includes forecasted five-year income statement and working capital projection, a market-based weighted average cost of capital and terminal values after five years). The Company also assesses critical areas that may impact its business including economic conditions, market related exposures, competition, changes in service offerings and changes in key personnel. As part of the January 1, 2017 goodwill assessment, the Company engaged a third-party to evaluate its reporting units' fair values. No impairment was recorded as a result of the interim goodwill impairment test performed.

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

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis and the basis of measurement at March 31, 2017 and December 31, 2016:

	Fair Value Measurement
	March 31, 2017 (unaudited)			December 31, 2016
(millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Prepaid expenses and other
Contingent consideration receivable	$—	$—	$0.5	$—	$—	$0.5
Interest rate swap	—	0.1	—	—	0.1	—
Total	$—	$0.1	$0.5	$—	$0.1	$0.5

Interest Rate Swaps

The Company seeks to minimize risks from interest rate fluctuations through the use of interest rate swap contracts and hedge only exposures in the ordinary course of business. Interest rate swaps are used to manage interest rate risk associated with our floating rate debt. The Company accounts for its derivative instruments at fair value provided it meets certain documentary and analytical requirements to qualify for hedge accounting treatment. Hedge accounting creates the potential for an income statement match between the changes in fair values of derivatives and the changes in cost of the associated underlying transactions, in this case interest expense. Derivatives held by us are designated as hedges of specific exposures at inception, with an expectation that changes in the fair value will essentially offset the change in the underlying exposure. Discontinuance of hedge accounting is required whenever it is subsequently determined that an underlying transaction is not going to occur, with any gains or losses recognized in the Consolidated Statements of Income at such time, with any subsequent changes in fair value recognized currently in earnings. Fair values of derivatives are determined based on quoted prices for similar contracts. The effective portion of the change in fair value of the interest rate swap is reported in Accumulated other comprehensive income, a component of Stockholders' equity, and is being recognized as an adjustment to interest expense or other (expense) income, respectively, over the same period the related expenses are recognized in earnings. Ineffectiveness would occur when changes in the market value of the hedged transactions are not completely offset by changes in the market value of the derivative and those related gains and losses on derivatives representing hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized currently in earnings when incurred. No ineffectiveness was recognized during the three months ended March 31, 2017 and 2016.

Contingent Consideration Receivable

During the third quarter 2015, certain assets, which met the definition of a business, were sold to a third-party in an arms-length transaction (see also Note 1. Significant Accounting Policies and Practices for further detail on the sale of the business).  Under the sales agreement, 40% of the sale proceeds from the buyer is contingent in nature and scheduled to be received by the Company within sixty days of February 2017 or eighteen months from the date of the transaction, however, the buyer has sixty days from February 2017 to calculate and remit the remaining consideration. The contingent consideration amount expected to be received by the Company is based on the financial and operational performance of the business sold.  The significant inputs used to derive the Level 3 fair value contingent consideration receivable is the probability of reaching certain revenue growth of the business sold and retention of current customers over an eighteen month period.  The fair value of the contingent consideration receivable as of March 31, 2017 was $0.5 million.

Nonrecurring Fair Value Measurements

Certain assets are measured at fair value on a nonrecurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). Non-financial assets such as goodwill, intangible assets, and leasehold improvements, equipment and construction in progress are subsequently measured at fair value when there is an indicator of impairment and recorded at fair value only when impairment is recognized. The Company assesses the impairment of intangible assets annually or whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. The fair value of its goodwill and intangible assets is not estimated if there is no change in events or circumstances that indicate the carrying amount of an intangible asset may not be recoverable. There were no impairment charges for the three months ended March 31, 2017 and 2016.

Financial Instruments Not Measured at Fair Value

The following presents the carrying amounts and estimated fair values of financial instruments not measured at fair value in the Condensed Consolidated Balance Sheet at March 31, 2017 and December 31, 2016:

	March 31, 2017 (unaudited)		December 31, 2016
(millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$21.6	$21.6	$22.2	$22.2
Long-term borrowings
Restated Credit Facility, net of original discount on borrowings and deferred financing costs	$190.2	$190.2	$193.4	$193.4
Other obligations	1.6	1.6	1.7	1.7

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

7. Borrowing Arrangements

Long-term borrowings, in order of preference, consist of:

		Amount Outstanding
(millions)	Maturity Date	March 31, 2017	December 31, 2016
		(unaudited)
Restated Credit Facility, net of original discount on borrowings and deferred financing costs	February 20, 2020	$190.2	$193.4
Other borrowings	Various	1.6	1.7
Total obligations under Restated Credit Facility and other borrowings		191.8	195.1
Less: Current portion of obligations under Restated Credit Facility and other borrowings		20.4	20.4
Total long-term obligations under Restated Credit Facility and other borrowings		$171.4	$174.7

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

Amended and Restated Credit Facility

On February 20, 2015 (“Restatement Date”), the Company entered into an Amended and Restated Credit Agreement (the “Restated Credit Agreement”) with Bank of America, N.A. (“Bank of America”), as administrative agent, an issuing lender and swing-line lender; Wells Fargo Bank, N.A., as an issuing lender and syndication agent; U.S. Bank National Association, First Hawaiian Bank and BMO Harris Bank N.A., as co-documentation agents; Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as joint lead arrangers and joint book managers; and the lenders party thereto (the “Lenders”). The Restated Credit Agreement reflects modifications to, and an extension of, the Senior Credit Facility.

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

The Company was in compliance with all covenants as of March 31, 2017.

As of March 31, 2017, the Company had $104.7 million of borrowing availability under the Restated Credit Agreement, of which the Company could have borrowed $104.7 million on March 31, 2017 and remained in compliance with the above described covenants as of such date. The additional borrowing availability under the Restated Credit Agreement is limited only as of the Company’s fiscal quarter-end by the covenant restrictions described above. At March 31, 2017, the Company had $67.5 million of letters of credit outstanding under the Restated Senior Credit Facility, with aggregate borrowings against the Restated Senior Credit Facility of $192.9 million (excluding debt discount of $1.1 million and deferred financing cost of $1.5 million).

8. Share Repurchase Plan

In May 2016, the Company's Board of Directors authorized the Company to repurchase, on the open market, shares of its outstanding common stock in an amount not to exceed $30.0 million in aggregate. Purchases of the Company's common stock may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with Rule 10b-18 and 10b5-1 under the Securities Exchange Act of 1934 ("Exchange Act"). The share repurchase program does not obligate the Company to repurchase any particular amount of common stock, and has no fixed termination date.

Under this program, the Company has repurchased 305,183 shares of common stock through March 31, 2017 at an average price of $24.43 per share, resulting in $7.5 million in program-to-date purchases. No shares were repurchased during the three months ended March 31, 2017.

9. Bradley Agreement

The Company entered into a 25-year agreement with the State of Connecticut (“State”) that expires on April 6, 2025, under which it operates the surface parking and 3,500 garage parking spaces at Bradley International Airport (“Bradley”) located in the Hartford, Connecticut metropolitan area.

The parking garage was financed through the issuance of State of Connecticut special facility revenue bonds and provides that the Company deposits, with the trustee for the bondholders, all gross revenues collected from operations of the surface and garage parking. From these gross revenues, the trustee pays debt service on the special facility revenue bonds outstanding, operating and capital maintenance expense of the surface and garage parking facilities, and specific annual guaranteed minimum payments to the state. Principal and interest on the Bradley special facility revenue bonds increase from approximately $3.6 million in contract year 2002 to approximately $4.5 million in contract year 2025. Annual guaranteed minimum payments to the State increase from approximately $8.3 million in contract year 2002 to approximately $13.2 million in contract year 2024. The annual minimum guaranteed payment to the State by the trustee for the twelve months ended December 31, 2017 and 2016 is $11.5 million and was $11.3 million, respectively. All of the cash flow from the parking facilities are pledged to the security of the special facility revenue bonds and are collected and deposited with the bond trustee. Each month the bond trustee makes certain required monthly distributions, which are characterized as “Guaranteed Payments.”  To the extent the monthly gross receipts generated by the parking facilities are not sufficient for the trustee to make the required Guaranteed Payments, the Company is obligated to deliver the deficiency amount to the trustee, with such deficiency payments representing interest bearing advances to the trustee. The Company does not directly guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.

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

The total deficiency repayments (net of payments made) to the State as of March 31, 2017 (unaudited) are as follows:

(millions)	2017
Balance at December 31, 2016	$9.9
Deficiency payments made	0.1
Deficiency repayment received	(0.2)
Balance at March 31, 2017	$9.8

The total deficiency repayments (net of payments made), interest and premium received and recorded for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended
(millions) (unaudited)	March 31, 2017	March 31, 2016
Deficiency repayments	$0.1	$—
Interest	$—	$0.1
Premium	$—	$—

Deficiency payments made are recorded as an increase in Cost of parking services and deficiency repayments, interest and premium received are recorded as reductions to Cost of parking services. The reimbursement of principal, interest and premium are recognized when received. There were no amounts of estimated deficiency payments accrued as of March 31, 2017 and December 31, 2016, as the Company concluded that the potential for future deficiency payments did not meet the criteria of both probable and estimable.

In addition to the recovery of certain general and administrative expenses incurred, the Bradley Agreement provides for an annual management fee payment, which is based on operating profit tiers. The annual management fee is further apportioned 60% to the Company and 40% to an un-affiliated entity and the annual management fee will be paid to the extent funds are available for the trustee to make a distribution, and are paid after Guaranteed Payments (as defined in the Bradley Agreement), and after the repayment of all deficiency payments, including interest and premium. Cumulative management fees of approximately $17.0 million and $16.7 million have not been recognized as of March 31, 2017 and December 31, 2016, respectively, and no management fees were recognized as revenue for the three months ended March 31, 2017 and 2016.

10. Stock-Based Compensation

Stock Grants

There were no stock grants granted during the three months ended March 31, 2017 and 2016. The Company recognized no stock-based compensation expense related to stock grants for the three months ended March 31, 2017 and 2016.

Restricted Stock Units

During the three months ended March 31, 2017, no restricted stock units were authorized by the Company. During the three months ended March 31, 2017 and 2016, no restricted stock units vested. During the three months ended March 31, 2017 and 2016, no restricted stock units were forfeited under the Company's Amended and Restated Long Term Incentive Plan and became available for reissuance.

The table below shows the Company's stock-based compensation expense related to the restricted stock units for the three months ended March 31, 2017 and 2016 respectively, and is included in General and administrative expenses within the Condensed Consolidated Statements of Income.

	Three Months Ended
(millions) (unaudited)	March 31, 2017	March 31, 2016
Stock-based compensation expense	$0.2	$0.2

As of March 31, 2017, there was $1.5 million of unrecognized stock-based compensation costs related to the restricted stock units that are expected to be recognized over a weighted average remaining period of approximately 2.6 years years.

Performance Share Units

In September 2014, the Board of Directors authorized a performance-based incentive program under the Company’s Amended and Restated Long-Term Incentive Plan (“Performance-Based Incentive Program”), whereby the Company will issue performance share units to certain executive management individuals that represent shares potentially issuable in the future. The objective of the Performance-Based Incentive Program is to link compensation to business performance, encourage ownership of Company stock, retain executive talent, and reward executive performance. The Performance-Based Incentive Program provides participating executive management individuals with the opportunity to earn vested common stock if certain performance targets for pre-tax free cash flow are achieved over a three year performance period and recipients satisfy service-based vesting requirements. The stock-based compensation expense associated with unvested performance share units are recognized on a straight-line basis over the shorter of the vesting period or minimum service period and dependent upon the probable outcome of the number of shares that will ultimately be issued based on the achievement of pre-tax free cash flow over the cumulative three years year period.  During the three months ended March 31, 2017, the Company granted 74,390 performance share units to certain individuals within executive management.  During the three months ended March 31, 2017 and 2016, nil and 4,493, performance share units were forfeited under the Amended and Restated Long-Term Incentive Plan and became available for reissuance.  As of March 31, 2017, 14,195 shares were vested related to certain participating executives being eligible for retirement.

The table below shows the Company's stock-based compensation expense related to the Performance-Based Incentive Program for the three months ended March 31, 2017 and 2016 respectively, and is included in General and administrative expenses within the Condensed Consolidated Statements of Income.

	Three Months Ended
(millions) (unaudited)	March 31, 2017	March 31, 2016
Stock-based compensation expense	$0.7	$0.4

Future compensation expense for currently outstanding awards under the Performance Based Incentive Program could reach a maximum of $10.4 million. Stock-based compensation for the Performance-Based Incentive Program is expected to be recognized over a weighted average period of 2.1 years.

Adoption of ASU 2016-09

Refer to Note 1. Significant Accounting Policies and Practices for the impact of adopting ASU 2016-09 on the Company's stock-based compensation, income taxes, and net income per common share.

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

A reconciliation of the weighted average basic common shares outstanding to the weighted average diluted common shares outstanding is as follows:

	Three Months Ended
(millions, except share and per share data) (unaudited)	March 31, 2017	March 31, 2016
Net income attributable to SP Plus Corporation	$6.0	$—
Basic weighted average common shares outstanding	22,148,265	22,328,578
Dilutive impact of share-based awards	299,639	264,927
Diluted weighted average common shares outstanding	22,447,904	22,593,505
Net income per common share
Basic	$0.27	$—
Diluted	$0.27	$—

For the three months ended March 31, 2017 and 2016, performance share units were excluded from the computation of weighted average diluted common share outstanding because the number of shares ultimately issuable is contingent on the Company's performance goals, which were not achieved as of the reporting date.

There are no additional securities that could dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share, other than those disclosed.

Adoption of ASU 2016-09

There was no significant impact to diluted weighted average shares outstanding for purposes of calculating net income per common share-diluted as a result of adopting ASU 2016-09. Refer to Note 1. Significant Accounting Policies and Practices for additional information on the impact of adopting ASU 2016-09 to the Company.

12. Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following components, net of tax:

	Three Months Ended
(millions) (unaudited)	March 31, 2017	March 31, 2016
Net income	$6.7	$0.6
Effective portion of unrealized loss on cash flow hedge	(0.1)	(0.2)
Foreign currency translation	—	0.1
Comprehensive income	6.6	0.5
Less: Comprehensive income attributable to noncontrolling interest	0.7	0.6
Comprehensive income (loss) attributable to SP Plus Corporation	$5.9	$(0.1)

Accumulated other comprehensive loss is comprised of unrealized gains (losses) on cash flow hedges and foreign currency translation adjustments. The components of changes in accumulated comprehensive loss, net of tax, for the three months ended March 31, 2017 were as follows:

(millions) (unaudited)	Foreign Currency Translation Adjustments	Effective Portion of Unrealized Gain (Loss) on Cash Flow Hedge	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2016	$(1.4)	$—	$(1.4)
Change in other comprehensive income (loss)	—	(0.1)	(0.1)
Balance at March 31, 2017	$(1.4)	$(0.1)	$(1.5)

13. Income Taxes

For the three months ended March 31, 2017, the Company recognized an income tax expense of $3.3 million on pre-tax earnings of $10.0 million compared to $0.9 million income tax expense on pre-tax earnings of $1.5 million for the three months ended March 31, 2016. The effective tax rate for the three months ended March 31, 2017 was 33.4% compared to 58.0% for the three months ended March 31, 2016. The effective tax rate for the three months ended March 31, 2017 was lower than the expected statutory tax rate due to the adoption of ASU 2016-09 and the related excess tax benefits now recognized as a reduction of income tax expense ($0.5 million) and a reduction of income tax expense related to the benefit realized on the settlement of certain income tax related matters with a local tax jurisdiction ($0.2 million).The effective tax rate for the three months ended March 31, 2016 was higher than the expected statutory tax rate due to a write-off of a deferred tax asset ($0.2 million) for certain state net operating losses.

As of March 31, 2017, the Company has not identified any uncertain tax positions that would have a material impact on the Company’s financial position. The Company recognizes potential interest and penalties related to uncertain tax positions, if any, in income tax expense.

The tax years that remain subject to examination for the Company’s major tax jurisdictions at March 31, 2017 are shown below:

2013 – 2016         United States — federal income tax
2007 – 2016         United States — state and local income tax
2012 – 2016         Canada and Puerto Rico

Adoption of ASU 2016-09

Refer to Note 1. Significant Accounting Policies and Practices for the impact of adopting ASU 2016-09 on the Company's stock-based compensation, income taxes, and net income per common share.

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

Each of the operating segments is directly responsible for revenue and expenses related to their operations including direct regional administrative costs. Finance, information technology, human resources, and legal are shared functions that are not allocated back to the two operating segments. The CODM assesses the performance of each operating segment using information about its revenue and gross profit as its primary measure of performance, but does not evaluate segments using discrete asset information. There are no inter-segment transactions and the Company does not allocate interest and other income, interest expense, depreciation and amortization or taxes to operating segments. The accounting policies for segment reporting are the same as for the Company as a whole.
In the first quarter of 2017, the Company changed its internal reporting segment information reported to its CODM. The operating segments are internally reported as Region One (Commercial) and Region Two (Airports). All prior periods presented have been restated to reflect the new internal reporting to the CODM.

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

•	Region Two (Airports) encompasses our services at all major airports as well as ancillary services, which includes shuttle and transportation services and valet services.

•	Other consists of ancillary revenue that is not specifically identifiable to a region and certain unallocated items, such as and including prior year insurance reserve adjustments.
The business is managed based on regions administered by executive vice presidents.

The following is a summary of revenues (excluding reimbursed management contract revenue) and gross profit by regions for the three months ended March 31, 2017 and 2016:

	Three Months Ended
(millions) (unaudited)	March 31, 2017	Gross Margin %	March 31, 2016	Gross Margin %
Parking Services Revenue
Region One
Lease contracts	$99.8		$108.0
Management contracts	68.1		64.5
Total Region One	167.9		172.5
Region Two
Lease contracts	31.0		30.5
Management contracts	21.8		24.1
Total Region Two	52.8		54.6
Other
Lease contracts	—		—
Management contracts	2.2		2.6
Total Other	2.2		2.6
Reimbursed management contract revenue	191.6		167.9
Total Parking Services Revenue	$414.5		$397.6
Gross Profit
Region One
Lease contracts	3.3	3%	$6.7	6%
Management contracts	24.6	36%	22.2	34%
Total Region One	27.9		28.9
Region Two
Lease contracts	1.2	4%	0.7	2%
Management contracts	6.3	29%	4.4	18%
Total Region Two	7.5		5.1
Other
Lease contracts	0.5	—%	0.5	—%
Management contracts	4.6	209%	3.9	150%
Total Other	5.1		4.4
Total gross profit	40.5		$38.4
General and administrative expenses	21.2		24.6
General and administrative expense percentage of gross profit	52%		64%
Depreciation and amortization	6.6		9.2
Operating income	12.7		4.6
Other expenses (income)
Interest expense	2.6		2.8
Interest income	(0.1)		(0.2)
Equity in losses from investment in unconsolidated entity	0.2		0.5
Total other expenses (income)	2.7		3.1
Earnings before income taxes	10.0		1.5
Income tax expense	3.3		0.9
Net income	6.7		0.6
Less: Net income attributable to noncontrolling interest	0.7		0.6
Net income attributable to SP Plus Corporation	$6.0		$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Although we believe there is a reasonable basis for the forward-looking statements, our actual results could be materially different. The most important factors which could cause our actual results to differ from our forward-looking statements are set forth on our description of risk factors in Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which should be read in conjunction with the forward-looking statements in this report. Forward-looking statements speak only as of the date they are made, and except as expressly required by the federal securities laws, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, changed circumstances, future events or for any other reason.

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
We operate our clients’ properties through two types of arrangements: management contracts and leases. Under a management contract, we typically receive a base monthly fee for managing the facility, and we may also receive an incentive fee based on the achievement of facility performance objectives. We also receive fees for ancillary services. Typically, all of the underlying revenues and expenses under a standard management contract flow through to our clients rather than to us. However, some management contracts, which are referred to as “reverse” management contracts, usually provide for larger management fees and require us to pay various costs. Under lease arrangements, we generally pay to the property owner a fixed annual rent, a percentage of gross customer collections or a combination thereof. We collect all revenues under lease arrangements and we are responsible for most operating expenses, but we are typically not responsible for major maintenance, capital expenditures or real estate taxes. Margins for lease contracts vary significantly, not only due to operating performance, but also due to variability of parking rates in different cities and varying space utilization by parking facility type and location.  As of March 31, 2017, we operated 81% of our locations under management contracts and 19% under leases.

In evaluating our financial condition and operating performance, management’s primary focus is on our gross profit and total general and administrative expense. Although the underlying economics to us of management contracts and leases are similar, the manner in which we are required to account for them differs. Revenue from leases includes all gross customer collections derived from our leased locations (net of local parking taxes), whereas revenue from management contracts only includes our contractually agreed upon management fees and amounts attributable to ancillary services. Gross customer collections at facilities under management contracts, therefore, are not included in our revenue. Accordingly, while a change in the proportion of our operating agreements that are structured as leases versus management contracts may cause significant fluctuations in reported revenue and expense of parking services that change will not artificially affect our gross profit. For example, as of March 31, 2017, 81% of our locations were operated under management contracts and 88% of our gross profit for the three months ended March 31, 2017 was derived from management contracts. Only 41% of total revenue (excluding reimbursed management contract revenue), however, was from management contracts because under those contracts the revenue collected from parking customers belongs to our clients. Therefore, gross profit and total general and administrative expense, rather than revenue, are management’s primary focus.

General Business Trends

We believe that sophisticated commercial real estate developers and property managers and owners recognize the potential for parking and related services to be a profit generator rather than a cost center. Often, the parking experience makes both the first and the last impressions on their properties' tenants and visitors. By outsourcing these services, they are able to capture additional profit by leveraging the unique operational skills and controls that an experienced parking management company can offer. Our ability to consistently deliver a uniformly high level of parking and related services, including the use of various technological enhancements, allows us to maximize the profit to our clients and improves our ability to win contracts and retain existing locations. Our focus on customer service and satisfaction is a key driver of our high location retention rate, which was approximately 94% and 84% for the twelve month periods ended March 31, 2017 and 2016, respectively.

Summary of Operating Facilities

We focus our operations in core markets where a concentration of locations improves customer service levels and operating margins. The following table reflects our facilities operated at the end of the periods indicated:

	March 31, 2017	December 31, 2016	March 31, 2016
Leased facilities	702	688	706
Managed facilities	2,976	2,966	3,155
Total facilities (1) (2)	3,678	3,654	3,861

(1) Includes partial ownership in two managed facilities and one leased facility acquired in the Central Merger.
(2) December 31, 2016 and March 31, 2016 facilities are adjusted for Click and Park locations due to the termination of the transition services agreement.

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
In the first quarter of 2017, we changed the internal reporting segment information reported to our CODM. The operating segments are internally reported as region one (Commercial) and region two (Airports). All prior periods presented have been restated to reflect the new internal reporting to the CODM.

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

•	Region two (Airports) encompasses our services at all major airports as well as ancillary services, which includes shuttle and transportation services and valet services.

•	"Other" consists of ancillary revenue that is not specifically identifiable to a region and certain unallocated items, such as and including prior year insurance reserve adjustments.

The following is a summary of revenues (excluding reimbursed management contract revenue), cost of parking services and gross profit by regions for the three months ended March 31, 2017 and 2016:

Three Months Ended March 31, 2017 Compared to Three Months March 31, 2016

Segment revenue information is summarized as follows:

	Three Months Ended March 31,
	Region One		Region Two		Other		Total		Variance
(millions) (unaudited)	2017	2016	2017	2016	2017	2016	2017	2016	Amount	%
Lease contract revenue:
New locations	$4.9	$0.3	$0.7	$—	$—	$—	$5.6	$0.3	$5.3	1,766.7%
Contract expirations	0.6	13.1	—	1.3	—	—	0.6	14.4	(13.8)	(95.8)%
Same locations	92.0	91.3	30.3	29.2	—	—	122.3	120.5	1.8	1.5%
Conversions	2.3	3.3	—	—	—	—	2.3	3.3	(1.0)	(30.3)%
Total lease contract revenue	$99.8	$108.0	$31.0	$30.5	$—	$—	$130.8	$138.5	$(7.7)	(5.6)%
Management contract revenue:
New locations	$10.8	$1.1	$3.2	$0.6	$—	$—	$14.0	$1.7	$12.3	723.5%
Contract expirations	0.4	6.8	—	8.0	—	—	0.4	14.8	(14.4)	(97.3)%
Same locations	56.8	56.5	18.6	15.5	2.2	2.6	77.6	74.6	3.0	4.0%
Conversions	0.1	0.1	—	—	—	—	0.1	0.1	—	—%
Total management contract revenue	$68.1	$64.5	$21.8	$24.1	$2.2	$2.6	$92.1	$91.2	$0.9	1.0%

Parking services revenue—lease contracts.  Lease contract revenue decreased $7.7 million, or 5.6%, to $130.8 million for the three months ended March 31, 2017, compared to $138.5 million for the three months ended March 31, 2016. The decrease in lease contract revenue resulted primarily from increases of $5.3 million from new locations and $1.8 million from same locations, completely offset by a $13.8 million decrease in revenue from contract expirations and $1.0 million from locations that converted from management contracts during the periods presented. Same location revenue increased $1.8 million or 1.5%, primarily due to monthly parking revenue and transient revenue.

From a reporting segment perspective, lease contract revenue decreased primarily due to contract expirations in regions one and two and conversions in region one, partially offset by increases in new locations in regions one and two and same locations in regions one and two. The other region amounts in same location represent revenue not specifically identifiable to a region.

Revenue associated with same store represents locations that have been operating for at least one year and operating for the entire period in the comparative period being presented. Revenue associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

Parking services revenue—management contracts. Management contract revenue increased $0.9 million, or 1.0%, to $92.1 million for the three months ended March 31, 2017, compared to $91.2 million for the three months ended March 31, 2016.  The increase in management contract revenue resulted primarily from increases of $12.3 million from new locations and $3.0 million from same locations, partially offset by a $14.4 million decrease in revenue from contract expirations. Same location revenue increased $3.0 million, or 4.0% primarily due to an increase in fees from ancillary services.

From a reporting segment perspective, management contract revenue increased primarily due to increases from new locations in regions one and two and same locations in regions one and two, partially offset by decreases in revenue from contract expirations in regions one and two and same locations in other. The other region amounts in same location represent revenues not specifically identifiable to a region.

Revenue associated with same store represents locations that have been operating for at least one year and operating for the entire period in the comparative period being presented. Revenue associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

Reimbursed management contract revenue. Reimbursed management contract revenue increased $23.7 million, or 14.1%, to $191.6 million for the three months ended March 31, 2017, compared to $167.9 million for the three months ended March 31, 2016. This increase resulted primarily from an increase in reimbursements for costs incurred on behalf of owners.

Segment cost of parking services information is summarized as follows:

	Three Months Ended March 31,
	Region One		Region Two		Other		Total		Variance
(millions) (unaudited)	2017	2016	2017	2016	2017	2016	2017	2016	Amount	%
Cost of parking services lease contracts:
New locations	$4.6	$0.3	$0.6	$—	$—	$—	$5.2	$0.3	$4.9	1,633.3%
Contract expirations	0.6	12.2	—	1.3	—	—	0.6	13.5	(12.9)	(95.6)%
Same locations	89.0	85.9	29.2	28.5	(0.5)	(0.5)	117.7	113.9	3.8	3.3%
Conversions	2.3	2.9	—	—	—	—	2.3	2.9	(0.6)	(20.7)%
Total cost of parking services lease contracts	$96.5	$101.3	$29.8	$29.8	$(0.5)	$(0.5)	$125.8	$130.6	$(4.8)	(3.7)%
Cost of parking services management contracts:
New locations	$6.5	$0.6	$3.2	$0.7	$—	$—	$9.7	$1.3	$8.4	646.2%
Contract expirations	0.5	4.6	—	7.6	—	—	0.5	12.2	(11.7)	(95.9)%
Same locations	36.5	37.0	12.3	11.4	(2.4)	(1.3)	46.4	47.1	(0.7)	(1.5)%
Conversions	—	0.1	—	—	—	—	—	0.1	(0.1)	—%
Total cost of parking services management contracts	$43.5	$42.3	$15.5	$19.7	$(2.4)	$(1.3)	$56.6	$60.7	$(4.1)	(6.8)%

Cost of parking services—lease contracts.  Cost of parking services for lease contracts decreased $4.8 million, or 3.7%, to $125.8 million for the three months ended March 31, 2017, compared to $130.6 million for the three months ended March 31, 2016.  The decrease in cost of parking services for lease contracts resulted primarily from decreases of $12.9 million from contract expirations and $0.6 million from locations that converted from management contracts during the periods presented, partially offset by increases of $4.9 million from new locations and $3.8 million from same locations. Same location costs increased $3.8 million, or 3.3%, primarily due to an increase in rent expense as a result of higher revenues for same locations, partially offset by decreased costs relating to certain unallocated insurance reserve adjustments.

From a reporting segment perspective, cost of parking services for lease contracts decreased primarily from contract expirations in regions one and two and conversions in region one, partially offset by increases in new locations in regions one and two and same locations in regions one and two. The other region amounts in same location represent costs not specifically identifiable to a region.

Cost of parking services associated with same store represents locations that have been operating for at least one year and operating for the entire period in the comparative period being present. Cost of parking services associated with contract expirations relates to contacts that have expired, however, we were operating the facility in the comparative period presented.

Cost of parking services—management contracts.  Cost of parking services for management contracts decreased $4.1 million, or 6.8%, to $56.6 million for the three months ended March 31, 2017, compared to $60.7 million for the three months ended March 31, 2016. The decrease in cost of parking services for management contracts resulted primarily from decreases of $11.7 million from contract expirations, $0.7 million from same locations and $0.1 million from locations that converted from lease contracts during the periods presented, partially offset by an increase of $8.4 million from new locations. Same location costs decreased $0.7 million, or 1.5%, primarily due to decreased costs relating to certain unallocated insurance reserve adjustments, partially offset by an increase in costs from ancillary services.

From a reporting segment perspective, cost of parking services for management contracts decreased primarily from contract expirations in regions one and two, same locations in region one and other and conversions in region one, partially offset by increases from new locations in regions one and two and same locations in regions one and two. The other region amounts in same location represent costs not specifically identifiable to a region.

Cost of parking services associated with same store represents locations that have been operating for at least one year and operating for the entire period in the comparative period being presented. Cost of parking associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

Reimbursed management contract expense. Reimbursed management contract expense increased $23.7 million, or 14.1%, to $191.6 million for the three months ended March 31, 2017, compared to $167.9 million for the three months ended March 31, 2016. This increase resulted primarily from an increase in reimbursements for costs incurred on behalf of owner

Segment gross profit/gross profit percentage information is summarized as follows:

	Three Months Ended March 31,
	Region One		Region Two		Other		Total		Variance
(millions) (unaudited)	2017	2016	2017	2016	2017	2016	2017	2016	Amount	%
Gross profit lease contracts:
New locations	$0.3	$—	$0.1	$—	$—	$—	$0.4	$—	$0.4	—%
Contract expirations	—	0.9	—	—	—	—	—	0.9	(0.9)	(100.0)%
Same locations	3.0	5.4	1.1	0.7	0.5	0.5	4.6	6.6	(2.0)	(30.3)%
Conversions	—	0.4	—	—	—	—	—	0.4	(0.4)	(100.0)%
Total gross profit lease contracts	$3.3	$6.7	$1.2	$0.7	$0.5	$0.5	$5.0	$7.9	$(2.9)	(36.7)%
	(Percentages)
Gross profit percentage lease contracts:
New locations	6.1%	—%	14.3%	—%	—%	—%	7.1%	—%
Contract expirations	—%	6.9%	—%	—%	—%	—%	—%	6.3%
Same locations	3.3%	5.9%	3.6%	2.4%	—%	—%	3.8%	5.5%
Conversions	—%	12.1%	—%	—%	—%	—%	—%	12.1%
Total gross profit percentage	3.3%	6.2%	3.9%	2.3%	—%	—%	3.8%	5.7%
Gross profit management contracts:
New locations	$4.3	$0.5	$—	$(0.1)	$—	$—	$4.3	$0.4	$3.9	975.0%
Contract expirations	(0.1)	2.2	—	0.4	—	—	(0.1)	2.6	(2.7)	(103.8)%
Same locations	20.3	19.5	6.3	4.1	4.6	3.9	31.2	27.5	3.7	13.5%
Conversions	0.1	—	—	—	—	—	0.1	—	0.1	—%
Total gross profit management contracts	$24.6	$22.2	$6.3	$4.4	$4.6	$3.9	$35.5	$30.5	$5.0	16.4%
	(Percentages)
Gross profit percentage management contracts:
New locations	39.8%	45.5%	—%	(16.7)%	—%	—%	30.7%	23.5%
Contract expirations	(25.0)%	32.4%	—%	5.0%	—%	—%	(25.0)%	17.6%
Same locations	35.7%	34.5%	33.9%	26.5%	209.1%	150.0%	40.2%	36.9%
Conversions	100.0%	—%	—%	—%	—%	—%	100.0%	—%
Total gross profit percentage	36.1%	34.4%	28.9%	18.3%	209.1%	150.0%	38.5%	33.4%

Gross profit—lease contracts. Gross profit for lease contracts decreased $2.9 million, or 36.7%, to $5.0 million for the three months ended March 31, 2017, compared to $7.9 million for three months ended March 31, 2016. Gross profit percentage for lease contracts decreased to 3.8% for the three months ended March 31, 2017, compared to 5.7% for the three months ended March 31, 2016. Gross profit for lease contracts decreased as a result of decreases in gross profit for contract expirations, same locations and locations that converted from management contracts during the periods presented, partially offset by increases in new locations. Gross profit for same locations increased primarily due to increased lease revenue and a decrease in unallocated insurance reserve adjustments, partially offset by an increase in rent expense as a result of higher lease revenue.

From a reporting segment perspective, gross profit for lease contracts decreased primarily due to decreases in contract expirations in region one, same locations in region one and conversions in region one, partially offset by increases in gross profit from new locations in regions one and two and same locations in region two.

Gross profit associated with same store represents locations that have been operating for at least one year and operating for the entire period in the comparative period being present. Gross profit associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

Gross profit—management contracts. Gross profit for management contracts increased $5.0 million, or 16.4%, to $35.5 million for the three months ended March 31, 2017, compared to $30.5 million for the three months ended March 31, 2016. Gross profit percentage for management contracts increased to 38.5% for three months ended March 31, 2017, compared to 33.4% for three months ended March 31, 2016. Gross profit for management contracts increased as a result of increases in gross profit for new locations, same locations and locations that converted from lease contracts during the periods presented, partially offset by decreases in contract expirations. Gross profit for same locations increased primarily due to an increase in revenue from ancillary fees and decreased costs relating to certain unallocated reserve adjustments, partially offset by increased costs for ancillary services.

From a reporting segment perspective, gross profit for management contracts increased primarily from new locations in region one and two, same locations in regions one and two and other, and conversions in region one, partially offset by decreases in contract expirations in regions one and two.

Gross profit associated with same store represents locations that have been operating for at least one year and operating for the entire period in the comparative period being present. Gross profit associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

General and administrative expenses. General and administrative expenses decreased $3.4 million, or 13.8%, to $21.2 million for the three months ended March 31, 2017, compared to $24.6 million for the three months ended March 31, 2016. The decrease in general and administrative expenses was due primarily to a decrease in compensation and benefit costs related to cost reduction initiatives, merger and integration costs, including severance related costs, and overall better expense control. Additionally, the three months ended March 31, 2016 included costs related to the settlement of litigation with a former indirect controlling shareholder of the Company for $1.5 million, net of insurance recoveries.

Depreciation and amortization. Depreciation and amortization decreased $2.6 million, or 28.3%, to $6.6 million for the three months ended March 31, 2017, compared to $9.2 million for the three months ended March 31, 2016. This decrease was primarily a result of accelerated depreciation of software during the three months ended March 31, 2016. Additionally, the three months ended March 31, 2017 did not include amortization of certain intangible assets as they were fully amortized in 2016.

Interest expense. Interest expense decreased $0.2 million, or 7.1%, to $2.6 million for the three months ended March 31, 2017, compared to $2.8 million for the three months ended March 31, 2016.  The decrease in interest expense was primarily related to reductions in amounts outstanding under our Restated Credit Facility, partially offset by an increase in average borrowing rates.

Interest income. Interest income was $0.1 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively.

Equity in losses from investment in unconsolidated entity. Equity in losses from investment in unconsolidated entity was $0.2 million and $0.5 million for the three months ended March 31, 2017 and 2016, respectively.

Income tax expense. Income tax expense increased $2.4 million, or 266.7%, to $3.3 million for the three months ended March 31, 2017, compared to $0.9 million for the three months ended March 31, 2016. Our effective tax rate was 33.4% for the three months ended March 31, 2017, compared to 58.0% for the three months ended March 31, 2016. The effective tax rate for the three months ended March 31, 2017 decreased primarily due to the adoption of ASU 2016-09 (Improvements to Employee Share-Based Payment Accounting) and the related excess tax benefits now recognized as a reduction of income tax expense ($0.5 million), a reduction of income tax expense related to the benefit realized on the settlement of certain income tax related matters with a local tax jurisdiction ($0.2 million), partially offset by a write-off of deferred tax assets related to certain net operating loss carryforwards ($0.2 million) recognized during the three months ended March 31, 2016. See Note 1. Significant Accounting Policies and Practices of the Condensed Consolidated Financial Statements for further discussion of the impact of ASU 2016-09.

Liquidity and Capital Resources

Outstanding Indebtedness

On March 31, 2017, we had total indebtedness of approximately $191.8 million, a decrease of $3.3 million from December 31, 2016. The $191.8 million in total indebtedness as of March 31, 2017 includes:

▪	$190.2 million under our Restated Credit Facility, net of original discount on borrowings of $1.1 million and deferred financing costs of $1.5 million; and

▪	$1.6 million of other debt obligations, which includes capital lease obligations, obligations on seller notes and other indebtedness.

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

Amended and Restated Credit Facility

On February 20, 2015 (“Restatement Date”), we entered into an Amended and Restated Credit Agreement (the "Restated Credit Agreement") with Bank of America, N.A. (“Bank of America”), as administrative agent, an issuing lender and swing-line lender; Wells Fargo Bank, N.A., as an issuing lender and syndication agent; U.S. Bank National Association, First Hawaiian Bank and BMO Harris Bank N.A., as co-documentation agents; Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as joint lead arranginers and joint book managers; and the lenders party thereto (the “Lenders”). The Restated Credit Agreement reflects modifications to, and an extension of, the Senior Credit Facility.

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

We were in compliance with all covenants as of March 31, 2017.

As of March 31, 2017, we had $104.7 million of borrowing availability under the Restated Credit Agreement, of which we could have borrowed $104.7 million on March 31, 2017 and remained in compliance with the above described covenants as of such date. The additional borrowing availability under the Restated Credit Agreement is limited only as of the Company’s fiscal quarter-end by the covenant restrictions described above. As of March 31, 2017, we had $67.5 million of letters of credit outstanding under the Restated Credit Facility, with aggregate borrowings against the Restated Credit Facility of $192.9 million (excluding original discount on borrowings of $1.1 million and deferred financing costs of $1.5 million).

Share Repurchases

In May 2016, our Board of Directors authorized us to repurchase shares of our common stock in the open market of up to $30.0 million in aggregate. Purchases of our common stock may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with Rule 10b- 18 and 10b5- 1 under the Securities Exchange Act of 1934 ("Exchange Act). The share repurchase program does not obligate us to repurchase any particular amount of common stock, and has no fixed termination date.

Under this program, we repurchased 305,183 shares of common stock through March 31, 2017 at an average price of $24.43 per share, resulting in $7.5 million in program-to-date repurchases. No shares were repurchased during the three months ended March 31, 2017.

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

Certain lease contracts acquired in the Central Merger include provisions allocating to us responsibility for the cost of certain structural and other repairs required to be made to the leased property, including improvement and repair costs arising as a result of ordinary wear and tear. We recorded $0.1 million in costs during each of the three months ended March 31, 2017 and 2016 (net of expected recoveries of the total cost recognized by the Company through the applicable indemnity discussed further in Note 3. Central Merger and Restructuring, Merger and Integration Costs of our Condensed Consolidated Financial Statements) in Cost of parking services—Lease contracts within the Condensed Consolidated Statements of Income for structural and other repair costs related to certain lease contracts acquired in the Central Merger, whereby we have expensed repair costs for certain leases and engaged third-party general contractors to complete certain structural and other repair projects, and other indemnity related costs. We expect to incur additional costs for certain structural and other repair costs pursuant to the contractual requirements of certain lease contracts acquired in the Central Merger (“Structural and Repair Costs”). Based on information available at this time, we currently expect to incur additional Structural and Repair Costs of $0.1 million.  While we are unable to estimate with certainty when such remaining costs will be incurred, it is expected that a substantial majority of these costs will be incurred in early-mid calendar year 2017.  Additionally and as further described in Note 3. Central Merger and Restructuring, Merger and Integration Costs of our Condensed Consolidated Financial Statements, we settled all outstanding matters between the former Central Stockholders and us and are therefore unable to recover any additional Structural and Repair Costs yet to be incurred by us through the indemnity.

Holten Settlement

In March 2010, John V. Holten, a former indirect controlling shareholder of the Company, filed a lawsuit against us in the United States District Court, District of Connecticut. Mr. Holten was terminated as the chairman in October 2009. The lawsuit alleged breach of his employment agreement and claimed that the agreement entitled Holten to payments worth more than $3.8 million. We filed an answer and counterclaim to Mr. Holten's lawsuit in 2010.

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

Interest Rate Swaps

On October 25, 2012, we entered into Interest Rate Swap transactions (collectively, the “Interest Rate Swaps”) with each of JPMorgan Chase Bank, N.A., Bank of America, N.A. and PNC Bank, N.A. in an initial aggregate Notional Amount of $150.0 million (the “Notional Amount”). The Interest Rate Swaps have a termination date of September 30, 2017. The Interest Rate Swaps effectively fix the interest rate on an amount of variable interest rate borrowings under our credit agreements, originally equal to the Notional Amount at 0.7525% per annum plus the applicable margin rate for LIBOR loans under our credit agreements determined based upon our consolidated total debt to EBITDA ratio. The Notional Amount is subject to scheduled quarterly amortization that coincides with quarterly prepayments of principal under our credit agreements. These Interest Rate Swaps are classified as cash flow hedges, and we calculate the effectiveness of the hedge on a monthly basis. The ineffective portion of the cash flow hedge is recognized in earnings as an increase of interest expense. As of March 31, 2017, no ineffectiveness of the hedge has been recognized in interest expense. The fair value of the Interest Rate Swaps at March 31, 2017 and December 31, 2016 was an asset of $0.1 million in both periods and is included in the line item "Other assets, net" within the Condensed Consolidated Balance Sheets.

We do not enter into derivative instruments for any purpose other than for cash flow hedging purposes.

Deficiency Payments

Pursuant to our obligations with respect to the parking garage operations at Bradley International Airport, we are required to make certain deficiency payments for the benefit of the State of Connecticut and for holders of special facility revenue bonds. The deficiency payments represent contingent interest bearing advances to the trustee to cover operating cash flow requirements. As of March 31, 2017, we had made $9.8 million of cumulative deficiency repayments from the trustee, net of payments. Deficiency payments made are recorded as increases to cost parking services and the reimbursements are recorded as reductions to cost of parking services. We believe these advances to be fully recoverable and will recognize the principal, interest and premium payments related to these deficiency payments when they are received. We do not directly guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.

The total deficiency repayments (net of payments made), interest and premium received and recorded for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended
(millions) (unaudited)	March 31, 2017	March 31, 2016
Deficiency repayments	$0.1	$—
Interest	$—	$0.1
Premium	$—	$—

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

Summary of Cash Flows

	Three Months Ended
(millions) (unaudited)	March 31, 2017	March 31, 2016
Net cash provided by operating activities	$5.0	$4.8
Net cash used in investing activities	$(1.4)	$—
Net cash (used in) provided by financing activities	$(4.2)	$7.2

Operating Activities

Our primary sources of funds are cash flows from operating activities and changes in operating assets and liabilities.

Net cash provided by operating activities totaled $5.0 million for the three months ended March 31, 2017. Cash provided by operating activities for the first three months of 2017 included $14.2 million from operations; partially offset by changes in operating assets and liabilities that resulted in a use of $9.2 million. The net increase in operating assets and liabilities was a result of (i) an increase in notes and accounts receivable of $4.3 million due to timing of collections; (ii) a decrease in prepaid assets of $1.9 million mainly due to prepaid payroll and annual software maintenance renewals; (iii) a $4.0 million increase in accounts payable due to timing of payments to our clients as described under "Daily Cash Collections"; (v) a $10.1 million net decrease in accrued liabilities primarily related to timing of payments including payment of our 2016 performance-based compensation accrual as well as a reduction in customer deposits and (vi) a $0.7 million increase in other assets.

Net cash provided by operating activities totaled $4.8 million for three months ended March 31, 2016. Cash provided by operating activities for the first three months of 2016 included $10.1 million from operations; partially offset by changes in operating assets and liabilities that resulted in a use of $5.3 million. The net increase in operating assets and liabilities was a result of (i) an increase in notes and accounts receivable of $1.5 million due to timing of collections; (ii) an increase in prepaid assets of $9.8 million primarily due to prepaid payroll and annual software maintenance renewals; (iii) a $5.0 million increase in accounts payable due to timing of payments to our clients as described under "Daily Cash Collections"; and (v) a $0.7 million net increase in accrued liabilities.

Investing Activities

Net cash used in investing activities totaled $1.4 million for the three months ended March 31, 2017. Cash used in investing activities for the three months ended March 31, 2017 included (i) $1.1 million for capital investments needed to secure and/or extend lease facilities and investments in information system enhancements and infrastructure and (ii) $0.3 million for cost of contract purchases.

Net cash used in investing activities totaled $0.0 million in the three months ended March 31, 2016. Cash used in investing activities for the three months ended March 31, 2016 included (i) $2.5 million for capital investments needed to secure and/or extend lease facilities and investments in information system enhancements and infrastructure and (ii) $0.3 million for cost of contract purchases; offset by (iii) $2.8 million of proceeds from the sale of assets and contract terminations.

Financing Activities

Net cash used in financing activities totaled $4.2 million in the three months ended March 31, 2017. Cash used in financing activities for the three months ended March 31, 2017 included (i) $0.6 million of distributions to noncontrolling interest; (ii) $5.0 million for payments on the Restated Credit Facility term loan; (iii) $0.1 million for payments on other long-term debt obligations; and (v) $0.1 million on payments for debt issuance costs; partially offset by (vi) net proceeds from the Restated Credit Facility revolver of $1.6 million.

Net cash provided by financing activities totaled $7.2 million in the three months ended March 31, 2016. Cash provided by financing activities for the three months ended March 31, 2016 included (i) net proceeds from the Restated Credit Facility revolver of $12.7 million; partially offset by (ii) $1.5 million of distributions to noncontrolling interest; (iii) $3.8 million for payments on the term loan, (iv) $0.1 million for payments on other long-term debt obligations; and (v) $0.1 million on payments for debt issuance costs.

Cash and Cash Equivalents

We had cash and cash equivalents of $21.6 million and $22.2 million at March 31, 2017 and December 31, 2016, respectively.  Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements were $0.6 million and $0.3 million as of March 31, 2017 and December 31, 2016, respectively, and are included within Cash and cash equivalents within the Condensed Consolidated Balance Sheets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Form 10-K for the year-ended December 31, 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we conducted an evaluation, under supervision and with the participation of management, including the chief executive officer, chief financial officer and corporate controller, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon that evaluation, our chief executive officer, chief financial officer and corporate controller concluded that our disclosure controls and procedures were effective as of March 31, 2017. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer, principal financial officer and principal accounting officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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
See Note 2. Legal and Other Commitments and Contingencies to the Condensed Financial Statements included in Item 1. "Financial Statements" for disclosures related to the Holten Settlement reached in March 2016.
See Note 3. Central Merger and Restructuring, Merger and Integration Costs to the Condensed Financial Statements included in Item 1. "Financial Statements" for disclosures related to the Settlement Agreement with former Central Stockholders in December 2016.
Item 1A. Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2. Unregistered Sales of Equity and Use of Proceeds

There were no sales or repurchases of stock in the three months ended March 31, 2017.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Index to Exhibits

Exhibit Number	Description

10.1
Sixth Amendment to Employment Agreement dated as of February 16, 2017 between the Company and Robert N. Sacks (incorporated by reference to exhibit 10.6.6 of the Company's Annual Report on Form 10-K filed on February 24, 2017).

10.2
Third Amendment to Amended and Restated Executive Employment Agreement dated as of February 16, 2017 between the Company and Gerald M. Klaisle (incorporated by reference to exhibit 10.10.3 of the Company's Annual Report on Form 10-K filed on February 24, 2017).

10.3
Second Amendment to Employment Agreement dated as of February 15, 2017 between the Company and Rob Toy (incorporated by reference to exhibit 10.12.1 of the Company's Annual Report on Form 10-K filed on February 24, 2017).

31.1*	Section 302 Certification dated May 3, 2017 for G Marc Baumann, Director, President and Chief Executive Officer (Principal Executive Officer).

31.2*	Section 302 Certification dated May 3, 2017 for Vance C. Johnston, Chief Financial Officer and Treasurer (Principal Financial Officer).

31.3*	Section 302 Certification dated May 3, 2017 for Kristopher H. Roy, Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer).

32**	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 3, 2017.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
*              Filed herewith
**         Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SP PLUS CORPORATION

Dated: May 3, 2017	By:	/s/ G MARC BAUMANN
G Marc Baumann
Director, President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 3, 2017	By:	/s/ VANCE C. JOHNSTON
Vance C. Johnston
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Dated: May 3, 2017	By:	/s/ KRISTOPHER H. ROY
Kristopher H. Roy
Senior Vice President, Corporate Controller
and Assistant Treasurer
(Principal Accounting Officer and Duly Authorized Officer)