Form 10-Q
period 2017-06-30
SP Plus Corp
filed 2017-08-02
CIK 1059262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐	(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

As of August 1, 2017, there were 22,507,543 shares of common stock of the registrant outstanding.

SP PLUS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SP Plus Corporation
Condensed Consolidated Balance Sheets

(millions, except for share and per share data)	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Cash and cash equivalents	$27.5	$22.2
Notes and accounts receivable, net	120.0	120.7
Prepaid expenses and other	10.6	13.7
Total current assets	158.1	156.6
Leasehold improvements, equipment and construction in progress, net	28.1	30.9
Other assets
Advances and deposits	4.5	4.3
Other intangible assets, net	56.8	61.3
Favorable acquired lease contracts, net	25.9	30.0
Equity investments in unconsolidated entities	18.7	18.5
Other assets, net	17.1	16.3
Deferred taxes	18.8	17.9
Cost of contracts, net	10.1	11.4
Goodwill	431.6	431.4
Total other assets	583.5	591.1
Total assets	$769.7	$778.6
Liabilities and stockholders’ equity
Accounts payable	$108.0	$109.9
Accrued rent	23.1	21.7
Compensation and payroll withholdings	23.6	25.7
Property, payroll and other taxes	13.7	7.6
Accrued insurance	19.2	18.1
Accrued expenses	19.4	25.5
Current portion of obligations under Restated Credit Facility and other long-term borrowings	20.4	20.4
Total current liabilities	227.4	228.9
Long-term borrowings, excluding current portion
Obligations under Restated Credit Facility	148.7	174.5
Other long-term borrowings	0.1	0.2
	148.8	174.7
Unfavorable acquired lease contracts, net	35.7	40.2
Other long-term liabilities	64.7	66.4
Total noncurrent liabilities	249.2	281.3
Stockholders’ equity
Preferred Stock, par value $0.01 per share; 5,000,000 shares authorized as of June 30, 2017 and December 31, 2016; no shares issued	—	—
Common stock, par value $0.001 per share; 50,000,000 shares authorized as of June 30, 2017 and December 31, 2016; 22,507,543 and 22,328,578 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively.	—	—
Treasury Stock, at cost; 305,183 shares at June 30, 2017 and December 31, 2016	(7.5)	(7.5)
Additional paid-in capital	253.6	251.2
Accumulated other comprehensive loss	(1.4)	(1.4)
Retained earnings	47.8	25.9
Total SP Plus Corporation stockholders’ equity	292.5	268.2
Noncontrolling interest	0.6	0.2
Total stockholders’ equity	293.1	268.4
Total liabilities and stockholders’ equity	$769.7	$778.6
 See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation
Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
(millions, except for share and per share data) (unaudited)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Parking services revenue				138.5
Lease contracts	$150.9	$135.7	$281.7	$274.2
Management contracts	84.0	86.7	176.1	177.9
	234.9	222.4	457.8	452.1
Reimbursed management contract revenue	180.5	180.2	372.1	348.1
Total parking services revenue	415.4	402.6	829.9	800.2
Cost of parking services
Lease contracts	130.2	124.0	256.0	254.6
Management contracts	47.2	51.4	103.8	112.1
	177.4	175.4	359.8	366.7
Reimbursed management contract expense	180.5	180.2	372.1	348.1
Total cost of parking services	357.9	355.6	731.9	714.8
Gross profit
Lease contracts	20.7	11.7	25.7	19.6
Management contracts	36.8	35.3	72.3	65.8
Total gross profit	57.5	47.0	98.0	85.4
General and administrative expenses	22.5	22.1	43.7	46.7
Depreciation and amortization	4.8	9.8	11.4	19.0
Operating income	30.2	15.1	42.9	19.7
Other expenses (income)
Interest expense	2.3	2.6	4.9	5.4
Interest income	(0.2)	(0.1)	(0.3)	(0.3)
Gain on sale of business	(0.1)	—	(0.1)	—
Equity in losses from investment in unconsolidated entity	0.2	0.3	0.4	0.8
Total other expenses (income)	2.2	2.8	4.9	5.9
Earnings before income taxes	28.0	12.3	38.0	13.8
Income tax expense	10.7	4.9	14.0	5.8
Net income	17.3	7.4	24.0	8.0
Less: Net income attributable to noncontrolling interest	1.1	0.9	1.8	1.5
Net income attributable to SP Plus Corporation	$16.2	$6.5	$22.2	$6.5
Common stock data
Net income per common share
Basic	$0.73	$0.29	$1.00	$0.29
Diluted	$0.72	$0.29	$0.98	$0.29
Weighted average shares outstanding
Basic	22,190,421	22,344,898	22,178,143	22,336,693
Diluted	22,515,234	22,625,471	22,490,369	22,609,443

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
(millions) (unaudited)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net income	$17.3	$7.4	$24.0	$8.0
Other comprehensive income (expense)	0.1	(0.2)	0.1	(0.3)
Comprehensive income	17.4	7.2	24.1	7.7
Less: Comprehensive income attributable to noncontrolling interest	1.1	0.9	1.8	1.5
Comprehensive income attributable to SP Plus Corporation	$16.3	$6.3	$22.3	$6.2

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation
Condensed Consolidated Statements of Cash Flows

	Six Months Ended
(millions) (unaudited)	June 30, 2017	June 30, 2016
Operating activities
Net income	$24.0	$8.0
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	11.8	18.9
Net accretion of acquired lease contracts	(0.5)	(1.0)
Loss (gain) on sale of equipment	0.1	(0.3)
Net equity in (earnings) losses of unconsolidated entities (net of distributions)	(9.5)	0.5
Gain on sale of business	(0.1)	—
Amortization of debt issuance costs	0.4	0.4
Amortization of original discount on borrowings	0.2	0.3
Non-cash stock-based compensation	2.0	2.1
Provisions for losses on accounts receivable	0.2	0.1
Deferred income taxes	(1.0)	1.0
Changes in operating assets and liabilities
Notes and accounts receivable	0.5	(9.1)
Prepaid assets	3.1	(5.0)
Other assets	(0.6)	(1.9)
Accounts payable	(2.0)	8.0
Accrued liabilities	(1.2)	(0.7)
Net cash provided by operating activities	27.4	21.3
Investing activities
Purchase of leasehold improvements and equipment	(3.5)	(8.6)
Proceeds from sale of equipment and contract terminations	0.6	2.9
Proceeds from equity method investee's sale of assets	8.4	—
Proceeds from sale of business	0.6	—
Cost of contracts purchased	(0.3)	(0.4)
Net cash provided by (used in) investing activities	5.8	(6.1)
Financing activities
Payments on senior credit facility revolver (Restated Credit Facility)	(212.1)	(190.8)
Proceeds from senior credit facility revolver (Restated Credit Facility)	195.8	189.4
Payments on term loan (Restated Credit Facility)	(10.0)	(7.5)
Payments on other long-term borrowings	(0.2)	(0.2)
Distribution to noncontrolling interest	(1.4)	(2.0)
Payments of debt issuance costs and original discount on borrowings	(0.1)	(0.1)
Repurchase of Common Stock	—	(0.6)
Net cash used in financing activities	(28.0)	(11.8)
Effect of exchange rate changes on cash and cash equivalents	0.1	—
Increase in cash and cash equivalents	5.3	3.4
Cash and cash equivalents at beginning of period	22.2	18.7
Cash and cash equivalents at end of period	$27.5	$22.1
Supplemental disclosures
Cash paid during the period for
Interest	$4.3	$4.7
Income taxes, net	$8.9	$4.2

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

In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2017 are not necessarily indicative of the results that might be expected for any other interim period or the fiscal year ended December 31, 2017. The financial statements presented in this report should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed on February 24, 2017.

Reclassifications

Certain reclassifications having no effect on the Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Balance Sheets, earnings per share, total assets, or total liabilities have been made to the previously issued Condensed Consolidated Statement of Cash Flows to conform to the current periods presentation of the Company's Condensed Consolidated Financial Statements. Specifically, the Company reclassified its equity in earnings (losses) of unconsolidated entities from Other assets within the changes in operating assets and liabilities of the operating activities section of the Condensed Consolidated Statements of Cash Flows to Net equity in (earnings) losses of unconsolidated entities (net of distributions), which is a separate line within the operating activities section of the Condensed Consolidated Statements of Cash Flows.

Cash and cash equivalents

Cash equivalents represent funds temporarily invested in money market instruments with maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value. Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements were $0.4 million and $0.3 million as of June 30, 2017 and December 31, 2016, respectively, and are included within Cash and cash equivalents within the Condensed Consolidated Balance Sheets.

Financial Instruments

The carrying values of cash, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these financial instruments. Book overdrafts of $30.0 million and $36.5 million are included within Accounts payable within the Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, respectively. Long-term debt has a carrying value that approximates fair value because these instruments bear interest at variable market rates.

Equity Investments in Unconsolidated Entities

The Company has ownership interests in 31 active partnerships, joint ventures or similar arrangements that operate parking facilities, of which 23 are consolidated under the VIE or voting interest models and 8 are unconsolidated where the Company’s ownership interests range from 30-50 percent and for which there are no indicators of control. The Company accounts for such investments under the equity method of accounting, and its underlying share of each investee’s equity is included in Equity investments in unconsolidated entities within the Condensed Consolidated Balance Sheets. As the operations of these entities are consistent with the Company’s underlying core business operations, the equity in earnings of these investments are included in Parking services revenue—Lease contracts within the Condensed Consolidated Statements of Income. The equity in earnings in these related investments, which includes earnings of $8.5 million from for our proportionate share of the net gain of an equity method investees' sale of assets for the three and six months June 30, 2017, was $9.3 million and $0.5 million for the three months ended June 30, 2017 and 2016, respectively and $10.0 million, and $1.1 million for the six months ended June 30, 2017 and 2016, respectively.

In October 2014, the Company entered into an agreement to establish a joint venture with Parkmobile USA, Inc. (“Parkmobile USA”) and contributed all of the assets and liabilities of its proprietary Click and Park parking prepayment business in exchange for a 30 percent interest in the newly formed legal entity called Parkmobile, LLC (“Parkmobile”). The joint venture of Parkmobile provides on-demand and prepaid transaction processing for on- and off-street parking and transportation services. The contribution of the Click and Park business in the joint venture resulted in a loss of control of the business, and therefore it was deconsolidated from the Company’s financial statements. The Company accounts for its investment in the joint venture with Parkmobile using the equity method of accounting, and its underlying share of equity in Parkmobile is included in Equity investments in unconsolidated entities within the Condensed Consolidated Balance Sheets.  The equity in losses in the Parkmobile joint venture is included in Equity in losses from investment in unconsolidated entity within the Condensed Consolidated Statements of Income.

Non-Controlling Interests

Noncontrolling interests represent the noncontrolling holders’ percentage share of income or losses from the subsidiaries in which the Company holds a majority, but less than 100 percent, ownership interest and the results of which are consolidated and included within the Condensed Consolidated Financial Statements.

Sale of Business

During the third quarter 2015, the Company signed an agreement to sell and subsequently sold portions of the Company’s security business primarily operating in the Southern California market to a third-party for a gross sales price of $1.8 million, which resulted in a gain on sale of business of $0.5 million, net of legal and other expenses. The assets under the sale agreement met the definition of a business as defined by ASU 805-10-55-4.  Cash consideration received during the third quarter 2015, net of legal and other expenses, was $1.0 million, with the remaining consideration for the sale of the business being classified as contingent consideration. Per the sales agreement the contingent consideration was based on the performance of the business and retention of current customers over an eighteen-month period ending on February 2017. The contingent consideration was valued at fair value as of the date of sale of the business and resulted in the Company recognizing a contingent consideration receivable from the buyer in the amount of $0.5 million.  The buyer had sixty days from February 2017 to calculate and remit the remaining consideration. The Company received $0.6 million for the final earn out consideration from the buyer during the second quarter of 2017, which resulted in the Company recognizing an additional gain on sale of business of $0.1 million for the three and six months ended June 30, 2017. See Note 6. Fair Value Measurement for the fair value of the contingent consideration receivable as of June 30, 2017 and December 31, 2016.

Interest Rate Swap Transactions

In October 2012, the Company entered into Interest Rate Swap transactions (collectively, the “Interest Rate Swaps”) with each of JPMorgan Chase Bank, N.A., Bank of America, N.A. and PNC Bank, N.A. in an initial aggregate Notional Amount of $150.0 million (the “Notional Amount”). The Interest Rate Swaps have a termination date of September 30, 2017. The Interest Rate Swaps effectively fix the interest rate on an amount of variable interest rate borrowings under the Company's credit agreements, originally equal to the Notional Amount at 0.7525% per annum plus the applicable margin rate for LIBOR loans under the Company's credit agreements, determined based upon the Company’s consolidated total debt to EBITDA ratio. The Notional Amount is subject to scheduled quarterly amortization that coincides with quarterly prepayments of principal under the Company's credit agreements. These Interest Rate Swaps are classified as cash flow hedges, and the Company assesses the effectiveness of the hedge on a monthly basis. The ineffective portion of the cash flow hedge is recognized in earnings as an increase of interest expense. As of June 30, 2017, no ineffectiveness of the hedge has been recognized in interest expense. See Note 6. Fair Value Measurement for the fair value of the interest rate swap as of June 30, 2017 and December 31, 2016.

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

•
The Company recognized excess tax benefits of $0.2 million and $0.6 million for the three and six months ended June 30, 2017, respectively, related to shares issued and settled with employees during the respective periods.

•
ASU 2016-09 also requires the presentation of excess tax benefits on the statement of cash flows as an operating activity on either a prospective or retrospective basis. The Company elected to apply this guidance on a prospective basis. Prior periods have not been adjusted to reflect this adoption.

•
There was no significant impact to diluted weighted average shares outstanding for purposes of calculating net income per common share-diluted for the three and six months ended June 30, 2017, as a result of the adoption.

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

Accounting Pronouncements to be Adopted

In May 2017, the FASB issued ASU No. 2017-10, Determining the Customer of the Operation Services (Topic 853). ASU 2017-10 clarifies how operating entities should determine the customer of operation services for transactions within the scope of ASC 853, Service Concession (Topic 853). The amendments in this update apply to the accounting by operating entities for service concession arrangements within the scope of Topic 853. US GAAP does not currently address how an operating entity should determine the customer of the operation services for transactions within the scope of Topic 853. The amendment eliminates diversity in practice by clarifying that the grantor is the customer of the operation services in all cases for those arrangements. The amendments in this update should be adopted at the same time as adoption of Topic 606, as defined further below. Early adoption is permitted. The Company is currently assessing the impact of adopting this standard on the Company's financial position, results of operations, cash flows and financial statement disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other - Simplifying the Test for Goodwill Impairment (Topic 350). ASU 2017-04 eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 under current goodwill impairment test rules) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on the Step 1 analysis under current guidance). The standard will be applied prospectively and is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019 for public business entities ("PBEs") that meet the definition of a Securities and Exchange Commission ("SEC") filer (i.e., for any impairment test performed by calendar-year entities in 2020). Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company is currently assessing the impact of adopting this standard on the Company’s financial position, results of operations, cash flows and financial statement disclosures.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations - Clarifying the Definition of a Business (Topic 805). Under ASU 2017-01, an entity first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set is not a business. If it’s not met, the entity then evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. Under current guidance, a business consists of (1)

inputs, (2) processes applied to those inputs and (3) the ability to create outputs. ASU 2017-01 is effective for PBE's for fiscal years beginning after December 15, 2017, and interim periods within those years. The ASU will be applied prospectively to any transactions occurring within the period of adoption. The Company is currently assessing the impact of adopting this standard on the Company’s financial position, results of operations, cash flows and financial statement disclosures.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-1 amends various areas of the accounting for financial instruments. Key provisions of the amendment currently being evaluated by the Company require (i) equity investments to be measured at fair value (except those accounted for under the equity method), (ii) the simplification of equity investment impairment determination, (iii) certain changes to the fair value measurement of financial instruments measured at amortized cost, (iv) the separate presentation, in other comprehensive income, of the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (given certain conditions), and (v) the evaluation for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the Company's other deferred tax assets. ASU 2016-1 is effective for interim and annual reporting periods beginning after December 15, 2017. These provisions and others of ASU 2016-1 are currently being assessed by the Company for impacts on the Company's financial position, results of operations, cash flows and financial statement disclosures.

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

Contracts Acquired in the Central Merger

Certain lease contracts acquired in the Central Merger (as defined below) include provisions allocating to the Company responsibility for the cost of certain structural and other repairs required to be made to the leased property, including improvement and repair costs arising as a result of ordinary wear and tear. The Company recorded nil and $0.1 million of costs for the three months ended June 30, 2017 and 2016, respectively, and $0.1 million and $0.3 million for the six months ended June 30, 2017 and 2016, respectively, (net of expected recoveries of the total cost recognized by the Company through the applicable indemnity discussed further below and in Note 3. Central Merger and Restructuring, Merger and Integration Costs) in Cost of parking services—Lease contracts within the Condensed Consolidated Statements of Income for structural and other repair costs related to certain lease contracts acquired in the Central Merger, whereby the Company has expensed repair costs for certain leases and engaged third-party general contractors to complete certain structural and other repair projects, and other indemnity related costs. The Company expects to incur additional costs for certain structural and other repair costs pursuant to the contractual requirements of certain lease contracts acquired in the Central Merger (“Structural and Repair Costs”). Based on information available at this time, the Company currently expects to incur additional Structural and Repair Costs of $0.1 million.  While the Company is unable to estimate with certainty when such remaining costs will be incurred, it is expected that a substantial majority of these costs will be incurred in mid- to late calendar year 2017.  Additionally and as further described in Note 3. Central Merger and Restructuring, Merger and Integration Costs, the Company settled all outstanding matters between the former Central stockholders and the Company and is therefore unable to recover any additional Structural and Repair Costs yet to be incurred by the Company through the indemnity.

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

In March 2016, the Company and Mr. Holten settled all claims in connection with the original lawsuits ("Holten Settlement"). Per the settlement, the Company paid Mr. Holten $3.4 million, of which $1.9 million was recovered by the Company through the Company's directors and officer's liability insurance policies. The Company recognized an expense, net of insurance recoveries, related to the Holten Settlement of $1.5 million for the six months ended June 30, 2016.

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
Pursuant to the Merger Agreement, the Company was entitled to indemnification from Central's former stockholders (i) if and to the extent Central's combined net debt and the absolute value of Central's working capital (as determined in accordance with the Merger Agreement) (the "Net Debt Working Capital") exceeded $285.0 million (the "Upper Threshold") as of September 30, 2012 and (ii) for certain defined adverse consequences as set forth in the Merger Agreement (including with respect to Structural and Repair Costs). Pursuant to the Merger Agreement, Central's former stockholders were required to satisfy certain indemnity obligations, which were capped at the Cash Consideration Amount (the "Capped Items") only through a reduction of the Cash Consideration. For certain other indemnity obligations set forth in the Merger Agreement, which were not capped at the Cash Consideration Amount (the "Uncapped Items"), including the Net Debt Working Capital indemnity obligations described above, Central's former stockholders had the ability to satisfy any amount payable pursuant to such indemnity obligations as follows (provided that the Company reserves the right to reject the cash and stock alternatives available to the Company and choose to reduce the Cash Consideration):

•	Central's former stockholders could elect to pay such amount with cash;

•	Central's former stockholders could elect to pay such amount with the Company's common stock (valued at $23.64 per share, the market value as of the closing date of the Merger Agreement); or

•
Central's former stockholders could elect to reduce the $27.0 million cash consideration by such amount, subject to the condition that the cash consideration remains at least $17.0 million to cover Capped Items.

Following the Closing Date, the Company and Central's former stockholders exchanged notices regarding indemnification matters, including with respect to the calculation of Net Debt Working Capital, and the Company made adjustments for known matters as they arose, although Central’s former stockholders may not have agreed to the aggregate of such adjustments made by the Company. During such time, Central’s former stockholders continually requested additional documentation supporting the Company’s indemnification claims, including with respect to the Company’s calculation of Net Debt Working Capital. Furthermore, following the Company's notices of indemnification matters, the representative of Central's former stockholders indicated that they might make additional inquiries and raise issues with respect to the Company's indemnification claims (including, specifically, as to Structural and Repair Costs) and that they might assert various claims of their own relating to the Merger Agreement.

In early 2015, the Company and Central’s former stockholders engaged an independent public accounting firm for ultimate resolution, through binding arbitration, regarding their dispute as to the Company’s calculation of Net Debt Working Capital.

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

As previously discussed in Note 2. Legal and Other Commitments and Contingencies, certain lease contracts acquired in the Central Merger include provisions allocating to the Company responsibility for all or a defined portion of the costs of certain structural and other repair costs required on the property, including improvement and repair costs arising as a result of ordinary wear and tear. The Company reduced the Cash Consideration Amount by $6.6 million, representing the amount Net Debt Working Capital exceeded the Upper Threshold, and $18.8 million, representing the amount of indemnified claims for certain adverse consequences (including but not limited to Structural and Repair Costs) recognized by the Company as of September 30, 2016. Additionally, the Company submitted $7.7 million of additional indemnity claims for certain adverse consequences (including but not limited to Structural and Repair Costs) to Central's former stockholders, including claims as set for in the March 11, 2016 letter, but did not recognize these indemnity claims as a receivable or offset to the Cash Contingent Amount with a corresponding gain or reduction of costs incurred by the Company, as these claims were contingent in nature or represented costs which the Company had not yet incurred but which met the requirements of the indemnification provisions established in the Merger Agreement.

On September 27, 2016, the Company and Central's former stockholders agreed-upon non-binding terms to settle all outstanding matters between the parties relating to the Central Merger ("Settlement Terms") and on December 15, 2016 the Company and Central's former stockholders executed a settlement agreement ("Settlement Agreement") to settle all outstanding matters between the parties relating to the Central Merger (including the Company's claims as described above). Pursuant to the Settlement Agreement, the Company paid Central's former stockholders $2.5 million in aggregate, which effectively reduced the $27.0 million of Cash Consideration that would have been payable by the Company to Central's former stockholders under the Merger Agreement by $24.5 million. As a result of the Settlement Terms, the Company recorded $0.8 million ($0.5 million, net of tax) in General and administrative expense within the Condensed Consolidated Statements of Income in the third quarter 2016. Additionally and pursuant to the Settlement Agreement, the parties fully released one another from claims relating to the Central Merger, and therefore the Company has no further obligation to pay any additional Cash Consideration Amount to Central's former stockholders.

Restructuring, Merger and Integration Costs

Since the Central Merger, the Company has incurred certain restructuring, acquisition and integration costs associated with the transaction that were expensed as incurred, which includes:

•
costs (primarily severance and relocation costs) related to a series of Company initiated workforce reductions to increase organizational effectiveness and provide cost savings that can be reinvested in the Company's growth initiatives during 2016 and second quarter 2017 (included within General and administrative expenses within the Condensed Consolidated Statements of Income);

•
costs related to the Selling Stockholders' underwritten public offerings of common stock of the Company incurred during the second quarter of 2017 (included within General and administrative expenses within the Condensed Consolidated Statements of Income); and

•
costs related to the write-off of certain fixed assets and the acceleration of certain software assets directly as a result of the Central Merger (included within Depreciation and amortization within the Condensed Consolidated Statements of Income).

An accrual for restructuring, merger and integration costs of $4.1 million (of which $3.0 million is included in Compensation and payroll withholdings, $0.3 million in Accrued expenses and $0.8 million in Other long-term liabilities within the Condensed Consolidated Balance Sheets) and $5.4 million (of which $3.6 million is included in Compensation and payroll withholdings, $0.3 million in Accrued expenses and $1.5 million in Other long-term liabilities within the Condensed Consolidated Balance Sheets) as of June 30, 2017 and December 31, 2016, respectively.
The aggregate costs associated with the restructuring, merger and integration costs are summarized in the following table:

	Three Months Ended		Six Months Ended
(millions) (unaudited)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
General and administrative expenses	$1.0	$0.1	$1.1	$0.9
Depreciation and amortization	—	1.4	—	2.4
Total	$1.0	$1.5	$1.1	$3.3

4. Other Intangible Assets, net

The following presents a summary of other intangible assets, net:

		June 30, 2017 (unaudited)			December 31, 2016
(millions)	Weighted Average Life (Years)	Acquired Intangible Assets, Gross (1)	Accumulated Amortization	Acquired Intangible Assets, Net	Acquired Intangible Assets, Gross (1)	Accumulated Amortization	Acquired Intangible Assets, Net
Covenant not to compete	1.8	$0.9	$(0.9)	$—	$0.9	$(0.9)	$—
Trade names and trademarks	2.3	9.8	(9.7)	0.1	9.8	(9.6)	0.2
Proprietary know how	2.3	34.7	(34.5)	0.2	34.7	(32.6)	2.1
Management contract rights	11.6	81.0	(24.5)	56.5	81.0	(22.0)	59.0
Acquired intangible assets, net (2)	11.6	$126.4	$(69.6)	$56.8	$126.4	$(65.1)	$61.3

(1)  Excludes the original cost and accumulated amortization of fully amortized intangible assets.
(2)  Intangible assets have estimated useful lives between one and nineteen years.

	Three Months Ended		Six Months Ended
(millions) (unaudited)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Amortization expense related to other intangible assets included in depreciation and amortization	$1.3	$3.8	$4.5	$7.6

5. Goodwill

The amounts for goodwill and changes to carrying value by operating segment are as follows:

(millions) (unaudited)	Region One	Region Two	Total
Balance as of December 31, 2016 (1)	$368.7	$62.7	$431.4
Foreign currency translation	0.2	—	0.2
Balance as of June 30, 2017	$368.9	$62.7	$431.6

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

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis and the basis of measurement at June 30, 2017 and December 31, 2016:

	Fair Value Measurement
	June 30, 2017 (unaudited)			December 31, 2016
(millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Prepaid expenses and other
Contingent consideration receivable	$—	$—	$—	$—	$—	$0.5
Interest rate swap	—	0.1	—	—	0.1	—
Total	$—	$0.1	$—	$—	$0.1	$0.5

Interest Rate Swaps

The Company seeks to minimize risks from interest rate fluctuations through the use of interest rate swap contracts and hedge only exposures in the ordinary course of business. Interest rate swaps are used to manage interest rate risk associated with our floating rate debt. The Company accounts for its derivative instruments at fair value, provided it meets certain documentary and analytical requirements to qualify for hedge accounting treatment. Hedge accounting creates the potential for an income statement match between the changes in fair values of derivatives and the changes in cost of the associated underlying transactions, in this case interest expense. Derivatives held by us are designated as hedges of specific exposures at inception, with an expectation that changes in the fair value will essentially offset the change in the underlying exposure. Discontinuance of hedge accounting is required whenever it is subsequently determined that an underlying transaction is not going to occur, with any gains or losses recognized in the Consolidated Statements of Income at such time, with any subsequent changes in fair value recognized currently in earnings. Fair values of derivatives are determined based on quoted prices for similar contracts. The effective portion of the change in fair value of the interest rate swap is reported in Accumulated other comprehensive income, a component of Stockholders' equity, and is being recognized as an adjustment to interest expense or other (expense) income, respectively, over the same period the related expenses are recognized in earnings. Ineffectiveness would occur when changes in the market value of the hedged transactions are not completely offset by changes in the market value of the derivative, and those related gains and losses on derivatives representing hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized currently in earnings when incurred. No ineffectiveness was recognized during the six months ended June 30, 2017 and 2016.

Contingent Consideration Receivable

During the third quarter 2015, certain assets, which met the definition of a business, were sold to a third-party in an arms-length transaction (see also Note 1. Significant Accounting Policies and Practices for further detail on the sale of the business).  Under the sales agreement, 40% of the sale proceeds from the buyer was contingent in nature and scheduled to be received by the Company within sixty days of February 2017 or eighteen months from the date of the transaction; however, the buyer had sixty days from February 2017 to calculate and remit the remaining consideration, with the contingent consideration being based on financial and operational performance of the business sold. During the second quarter 2017, the Company received $0.6 million from the buyer for the final earn out consideration, which resulted in the Company recognizing an additional gain on sale of business of $0.1 million. The significant inputs historically used to derive the Level 3 fair value contingent consideration receivable was the probability of reaching certain revenue growth of the business sold and retention of current customers over an eighteen month period.  The fair value of the contingent receivable was $0.5 million as of December 31, 2016. There was no fair value of the contingent consideration receivable as of June 30, 2017.

Nonrecurring Fair Value Measurements

Certain assets are measured at fair value on a nonrecurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). Non-financial assets such as goodwill, intangible assets, and leasehold improvements, equipment and construction in progress are subsequently measured at fair value when there is an indicator of impairment and recorded at fair value only when impairment is recognized. The Company assesses the impairment of intangible assets annually or whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. The fair value of its goodwill and intangible assets is not estimated if there is no change in events or circumstances that indicate the carrying amount of an intangible asset may not be recoverable. There were no impairment charges for the six months ended June 30, 2017 and 2016.

Financial Instruments Not Measured at Fair Value

The following presents the carrying amounts and estimated fair values of financial instruments not measured at fair value in the Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016:

	June 30, 2017 (unaudited)		December 31, 2016
(millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$27.5	$27.5	$22.2	$22.2
Long-term borrowings
Restated Credit Facility, net of original discount on borrowings and deferred financing costs	$167.7	$167.7	$193.4	$193.4
Other obligations	1.5	1.5	1.7	1.7

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

7. Borrowing Arrangements

Long-term borrowings, in order of preference, consist of:

		Amount Outstanding
(millions)	Maturity Date	June 30, 2017	December 31, 2016
		(unaudited)
Restated Credit Facility, net of original discount on borrowings and deferred financing costs	February 20, 2020	$167.7	$193.4
Other borrowings	Various	1.5	1.7
Total obligations under Restated Credit Facility and other borrowings		169.2	195.1
Less: Current portion of obligations under Restated Credit Facility and other borrowings		20.4	20.4
Total long-term obligations under Restated Credit Facility and other borrowings		$148.8	$174.7

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

Pursuant to the terms, and subject to the conditions, of the Credit Agreement, the Lenders made available to the Company a secured senior credit facility (the “Senior Credit Facility”) that permitted aggregate borrowings of $450.0 million consisting of (i) a revolving credit facility of up to $200.0 million at any time outstanding, which included a letter of credit facility that was limited to $100.0 million at any time outstanding, and (ii) a term loan facility of $250.0 million. The Senior Credit Facility was originally due to mature on October 2, 2017.

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

The Company was in compliance with all covenants as of June 30, 2017.

As of June 30, 2017, the Company had $118.6 million of borrowing availability under the Restated Credit Agreement, of which the Company could have borrowed $118.6 million on June 30, 2017 and remained in compliance with the above described covenants as of such date. The additional borrowing availability under the Restated Credit Agreement is limited only as of the Company’s fiscal quarter-end by the covenant restrictions described above. At June 30, 2017, the Company had $71.4 million of letters of credit outstanding under the Restated Senior Credit Facility, with aggregate borrowings against the Restated Senior Credit Facility of $170.0 million (excluding debt discount of $1.0 million and deferred financing cost of $1.3 million).

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

Under this program, the Company has repurchased 305,183 shares of common stock through June 30, 2017 at an average price of $24.43 per share, resulting in $7.5 million in program-to-date purchases. No shares were repurchased during the six months ended June 30, 2017.

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

The total deficiency repayments (net of payments made) to the State as of June 30, 2017 (unaudited) were as follows:

(millions)	2017
Balance at December 31, 2016	$9.9
Deficiency payments made	0.1
Deficiency repayment received	(1.3)
Balance at June 30, 2017	$8.7

The total deficiency repayments (net of payments made), interest and premium received and recorded for the six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended		Six Months Ended
(millions) (unaudited)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Deficiency repayments	$1.1	$1.1	$1.2	$1.2
Interest	$0.2	$—	$0.2	$0.1
Premium	$0.1	$0.1	$0.1	$0.1

Deficiency payments made are recorded as an increase in Cost of parking services and deficiency repayments, interest and premium received are recorded as reductions to Cost of parking services. The reimbursement of principal, interest and premium are recognized when received. There were no amounts of estimated deficiency payments accrued as of June 30, 2017 and December 31, 2016, as the Company concluded that the potential for future deficiency payments did not meet the criteria of both probable and estimable.

In addition to the recovery of certain general and administrative expenses incurred, the Bradley Agreement provides for an annual management fee payment, which is based on operating profit tiers. The annual management fee is further apportioned 60% to the Company and 40% to an un-affiliated entity and the annual management fee will be paid to the extent funds are available for the trustee to make a distribution, and are paid after Guaranteed Payments (as defined in the Bradley Agreement), and after the repayment of all deficiency payments, including interest and premium. Cumulative management fees of approximately $17.2 million and $16.7 million have not been recognized as of June 30, 2017 and December 31, 2016, respectively, and no management fees were recognized as revenue for the six months ended June 30, 2017 and 2016.

10. Stock-Based Compensation

Stock Grants

There were 16,428 and 32,180 authorized vested stock grants to certain directors for the six months ended June 30, 2017 and 2016, respectively.

The table below shows the Company's stock-based compensation expense related to the vested stock grants for the three and six months ended June 30, 2017 and 2016, respectively and is included in General and administrative expenses within the Condensed Consolidated Statements of Income.

	Three Months Ended		Six Months Ended
(millions) (unadited)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Stock-based compensation expense	$0.5	$0.7	$0.5	$0.7

Restricted Stock Units

During the six months ended June 30, 2017, no restricted stock units were authorized by the Company. During the six months ended June 30, 2017 and 2016, 4,399, and 1,415 restricted stock units vested, respectively. During the six months ended June 30, 2017 and 2016, 4,537 and 4,124, respectively, restricted stock units were forfeited under the Company's Amended and Restated Long Term Incentive Plan and became available for reissuance.

The table below shows the Company's stock-based compensation expense related to the restricted stock units for the three and six months ended June 30, 2017 and 2016, respectively, and is included in General and administrative expenses within the Condensed Consolidated Statements of Income.

	Three Months Ended		Six Months Ended
(millions) (unaudited)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Stock-based compensation expense	$0.2	$0.2	$0.4	$0.4

As of June 30, 2017, there was $1.3 million of unrecognized stock-based compensation costs related to the restricted stock units that are expected to be recognized over a weighted average remaining period of approximately 2.5 years.

Performance Share Units

In September 2014, the Board of Directors authorized a performance-based incentive program under the Company’s Amended and Restated Long-Term Incentive Plan (“Performance-Based Incentive Program”), whereby the Company will issue performance share units to certain executive management individuals that represent shares potentially issuable in the future. The objective of the Performance-Based Incentive Program is to link compensation to business performance, encourage ownership of Company stock, retain executive talent, and reward executive performance. The Performance-Based Incentive Program provides participating executive management individuals with the opportunity to earn vested common stock if certain performance targets for pre-tax free cash flow are achieved over a three year performance period and recipients satisfy service-based vesting requirements. The stock-based compensation expense associated with unvested performance share units are recognized on a straight-line basis over the shorter of the vesting period or minimum service period and dependent upon the probable outcome of the number of shares that will ultimately be issued based on the achievement of pre-tax free cash flow over the cumulative three years year period.  During the six months ended June 30, 2017 and 2016, the Company granted 76,120 and 94,780 performance share units to certain individuals within executive management.  During the six months ended June 30, 2017 and 2016, 11,770 and 4,493, performance share units were forfeited under the Amended and Restated Long-Term Incentive Plan and became available for reissuance.  As of June 30, 2017, 14,195 shares were vested related to certain participating executives being eligible for retirement.

The table below shows the Company's stock-based compensation expense related to the Performance-Based Incentive Program for the three and six months ended June 30, 2017 and 2016, respectively, and is included in General and administrative expenses within the Condensed Consolidated Statements of Income.

	Three Months Ended		Six Months Ended
(millions) (unaudited)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Stock-based compensation expense	$0.5	$0.5	$1.2	$1.0

Future compensation expense for currently outstanding awards under the Performance Based Incentive Program could reach a maximum of $9.8 million. Stock-based compensation for the Performance-Based Incentive Program is expected to be recognized over a weighted average period of 1.9 years.

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

A reconciliation of the weighted average basic common shares outstanding to the weighted average diluted common shares outstanding is as follows:

	Three Months Ended		Six Months Ended
(millions, except share and per share data) (unaudited)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net income attributable to SP Plus Corporation	$16.2	$6.5	$22.2	$6.5
Basic weighted average common shares outstanding	22,190,421	22,344,898	22,178,143	22,336,693
Dilutive impact of share-based awards	324,813	280,573	312,226	272,750
Diluted weighted average common shares outstanding	22,515,234	22,625,471	22,490,369	22,609,443
Net income per common share
Basic	$0.73	$0.29	$1.00	$0.29
Diluted	$0.72	$0.29	$0.98	$0.29

For the three and six months ended June 30, 2017 and 2016, performance share units were excluded from the computation of weighted average diluted common share outstanding because the number of shares ultimately issuable is contingent on the Company's performance goals, which were not achieved as of the reporting dates.

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

12. Comprehensive Income

Comprehensive income consists of the following components, net of tax:

	Three Months Ended		Six Months Ended
(millions) (unaudited)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net income	$17.3	$7.4	$24.0	$8.0
Effective portion of unrealized loss on cash flow hedge	—	(0.1)	—	(0.3)
Foreign currency translation gain (loss)	0.1	(0.1)	0.1	—
Comprehensive income	17.4	7.2	24.1	7.7
Less: Comprehensive income attributable to noncontrolling interest	1.1	0.9	1.8	1.5
Comprehensive income attributable to SP Plus Corporation	$16.3	$6.3	$22.3	$6.2

Accumulated other comprehensive loss is comprised of unrealized gains (losses) on cash flow hedges and foreign currency translation adjustments. The components of changes in accumulated comprehensive loss, net of tax, for the six months ended June 30, 2017 were as follows:

(millions) (unaudited)	Foreign Currency Translation Adjustments	Effective Portion of Unrealized Gain (Loss) on Cash Flow Hedge	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2016	$(1.4)	$—	$(1.4)
Change in other comprehensive income	0.1	—	0.1
Balance at June 30, 2017	$(1.4)	$—	$(1.4)

Note: Amounts may not foot due to rounding.

13. Income Taxes

For the three months ended June 30, 2017, the Company recognized an income tax expense of $10.7 million on pre-tax earnings of $28.0 million compared to $4.9 million income tax expense on pre-tax earnings of $12.3 million for the three months ended June 30, 2016. For the six months ended June 30, 2017, the Company recognized income tax expense of $14.0 million on pre-tax earnings of $38.0 million compared to income tax expense of $5.8 million on pre-tax earnings of $13.8 million for the six months ended June 30, 2016. The effective tax rate was approximately was 36.9% for the six months ended June 30, 2017 compared to approximately 42.2% for the six months ended June 30, 2016. The effective tax rate for the six months ended June 30, 2017 was lower than the six months ended June 30, 2016 primarily due to the adoption of ASU 2016-09 and the related excess tax benefits now recognized as a reduction of income tax expense ($0.6 million) and a reduction of income tax expense related to the benefit realized on the settlement of certain income tax related matters with a local tax jurisdiction ($0.2 million).The effective tax rate for the three months ended June 30, 2016 was higher than the expected statutory tax rate due to a write-off of a deferred tax asset ($0.2 million) for certain state net operating losses.

As of June 30, 2017, the Company has not identified any uncertain tax positions that would have a material impact on the Company’s financial position. The Company recognizes potential interest and penalties related to uncertain tax positions, if any, in income tax expense.

The tax years that remain subject to examination for the Company’s major tax jurisdictions at June 30, 2017 are shown below:

2013 – 2016         United States — federal income tax
2007 – 2016         United States — state and local income tax
2013 – 2016         Canada and Puerto Rico

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

•
"Other" consists of ancillary revenue that is not specifically identifiable to a region and certain unallocated items, such as and including prior year insurance reserve adjustments and other corporate items.

The business is managed based on regions administered by executive vice presidents. The following is a summary of revenues (excluding reimbursed management contract revenue) and gross profit by regions for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended				Six Months Ended
(millions) (unaudited)	June 30, 2017	Gross Margin %	June 30, 2016	Gross Margin %	June 30, 2017	Gross Margin %	June 30, 2016	Gross Margin %
Parking Services Revenue
Region One
Lease contracts	$117.4		$103.9		$217.1		$211.8
Management contracts	59.3		60.0		127.6		124.5
Total Region One	176.7		163.9		344.7		336.3
Region Two
Lease contracts	33.5		31.9		64.6		62.4
Management contracts	22.6		24.3		44.2		48.4
Total Region Two	56.1		56.2		108.8		110.8
Other
Lease contracts	—		(0.1)		—		—
Management contracts	2.1		2.4		4.3		5.0
Total Other	2.1		2.3		4.3		5.0
Reimbursed management contract revenue	180.5		180.2		372.1		348.1
Total Parking Services Revenue	$415.4		$402.6		$829.9		$800.2
Gross Profit
Region One
Lease contracts	$17.9	15%	$9.9	10%	$21.1	10%	$16.5	8%
Management contracts	24.6	41%	24.1	40%	49.5	39%	46.4	37%
Total Region One	42.5		34.0		70.6		62.9
Region Two
Lease contracts	2.0	6%	1.8	6%	3.3	5%	2.5	4%
Management contracts	7.2	32%	7.4	30%	13.3	30%	11.7	24%
Total Region Two	9.2		9.2		16.6		14.2
Other
Lease contracts	0.8	—%	—	—%	1.3	—%	0.6	—%
Management contracts	5.0	238%	3.8	158%	9.5	221%	7.7	154%
Total Other	5.8		3.8		10.8		8.3
Total gross profit	$57.5		$47.0		$98.0		$85.4
General and administrative expenses	22.5		22.1		43.7		46.7
General and administrative expense percentage of gross profit	39%		47%		45%		55%
Depreciation and amortization	4.8		9.8		11.4		19.0
Operating income	30.2		15.1		42.9		19.7
Other expenses (income)
Interest expense	2.3		2.6		4.9		5.4
Interest income	(0.2)		(0.1)		(0.3)		(0.3)
Equity in losses from investment in unconsolidated entity	0.2		0.3		0.4		0.8
Total other expenses (income)	2.2		2.8		4.9		5.9
Earnings before income taxes	28.0		12.3		38.0		13.8
Income tax expense	10.7		4.9		14.0		5.8
Net income	17.3		7.4		24.0		8.0
Less: Net income attributable to noncontrolling interest	1.1		0.9		1.8		1.5
Net income attributable to SP Plus Corporation	$16.2		$6.5		$22.2		$6.5

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

Overview

Our Business
We provide parking management, ground transportation and other ancillary services to commercial, institutional and municipal clients in urban markets and airports across the United States, Puerto Rico and Canada. Our services include a comprehensive set of on-site parking management and ground transportation services, which include facility maintenance, security services, training, scheduling and supervising all service personnel, as well as providing customer service, marketing, and accounting and revenue control functions necessary to facilitate the operation of our clients' facilities or events. We also provide a range of ancillary services such as airport shuttle operations, valet services, taxi and livery dispatch services, security services and municipal meter revenue collection and enforcement services. We typically enter into contractual relationships with property owners or managers as opposed to owning facilities.
We operate our clients’ properties through two types of arrangements: management contracts and leases. Under a management contract, we typically receive a base monthly fee for managing the facility, and we may also receive an incentive fee based on the achievement of facility performance objectives. We also receive fees for ancillary services. Typically, all of the underlying revenues and expenses under a standard management contract flow through to our clients rather than to us. However, some management contracts, which are referred to as “reverse” management contracts, usually provide for larger management fees and require us to pay various costs. Under lease arrangements, we generally pay to the property owner a fixed annual rent, a percentage of gross customer collections or a combination thereof. We collect all revenues under lease arrangements and we are responsible for most operating expenses, but we are typically not responsible for major maintenance, capital expenditures or real estate taxes. Margins for lease contracts vary significantly, not only due to operating performance, but also due to variability of parking rates in different cities and varying space utilization by parking facility type and location.  As of June 30, 2017, we operated 81% of our locations under management contracts and 19% under leases.

In evaluating our financial condition and operating performance, management’s primary focus is on our gross profit and total general and administrative expense. Although the underlying economics to us of management contracts and leases are similar, the manner in which we are required to account for them differs. Revenue from leases includes all gross customer collections derived from our leased locations (net of local parking taxes), whereas revenue from management contracts only includes our contractually agreed upon management fees and amounts attributable to ancillary services. Gross customer collections at facilities under management contracts, therefore, are not included in our revenue. Accordingly, while a change in the proportion of our operating agreements that are structured as leases versus management contracts may cause significant fluctuations in reported revenue and expense of parking services that change will not artificially affect our gross profit. For example, as of June 30, 2017, 81% of our locations were operated under management contracts and 74% of our gross profit for the six months ended June 30, 2017 was derived from management contracts. Only 38% of total revenue (excluding reimbursed management contract revenue), however, was from management contracts because under those contracts the revenue collected from parking customers belongs to our clients. Therefore, gross profit and total general and administrative expense, rather than revenue, are management’s primary focus.

General Business Trends

We believe that sophisticated commercial real estate developers and property managers and owners recognize the potential for parking and related services to be a profit generator rather than a cost center. Often, the parking experience makes both the first and the last impressions on their properties' tenants and visitors. By outsourcing these services, they are able to capture additional profit by leveraging the unique operational skills and controls that an experienced parking management company can offer. Our ability to consistently deliver a uniformly high level of parking and related services, including the use of various technological enhancements, allows us to maximize the profit to our clients and improves our ability to win contracts and retain existing locations. Our focus on customer service and satisfaction is a key driver of our high location retention rate, which was approximately 92% and 87% for the twelve month periods ended June 30, 2017 and 2016, respectively.

Summary of Operating Facilities

We focus our operations in core markets where a concentration of locations improves customer service levels and operating margins. The following table reflects our facilities operated at the end of the periods indicated:

	June 30, 2017	December 31, 2016	June 30, 2016
Leased facilities	691	688	698
Managed facilities	2,938	2,966	2,959
Total facilities (1) (2)	3,629	3,654	3,657

(1) Includes partial ownership in two managed facilities and one leased facility acquired in the Central Merger.
(2) December 31, 2016 and June 30, 2016 facilities are adjusted for Click and Park locations due to the termination of the transition services agreement.

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

Parking services revenue—management contracts. Management contract revenue consists of management fees, including both fixed and performance-based fees, and amounts attributable to ancillary services such as accounting, equipment leasing, payments received for exercising termination rights, consulting, developmental fees, gains on sales of contracts, insurance and other value-added services with respect to managed locations. We believe we generally purchase required insurance at lower rates than our clients can obtain on their own because we effectively self-insure for all liability and worker’s compensation and health care claims by maintaining a large per-claim deductible. As a result, we have generated operating income on the insurance provided under our management contracts by focusing on our risk management efforts and controlling losses. Management contract revenues do not include gross customer collections at the managed locations, as these revenues belong to the property owner rather than to us. Management contracts generally provide us with a management fee regardless of the operating performance of the underlying facilities.

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

•
"Other" consists of ancillary revenue that is not specifically identifiable to a region and certain unallocated items, such as and including prior year insurance reserve adjustments and other corporate items.

The following is a summary of revenues (excluding reimbursed management contract revenue), cost of parking services and gross profit by regions for the three and six months ended June 30, 2017 and 2016:

Three Months Ended June 30, 2017 Compared to Three Months June 30, 2016

Segment revenue information is summarized as follows:

	Three Months Ended June 30,
	Region One		Region Two		Other		Total		Variance
(millions) (unaudited)	2017	2016	2017	2016	2017	2016	2017	2016	Amount	%
Lease contract revenue:
New locations	$10.4	$1.1	$0.8	$—	$—	$—	$11.2	$1.1	$10.1	918.2%
Contract expirations	0.9	5.9	—	1.2	—	—	0.9	7.1	(6.2)	(87.3)%
Same locations	103.9	95.8	32.7	30.7	—	(0.1)	136.6	126.4	10.2	8.1%
Conversions	2.2	1.1	—	—	—	—	2.2	1.1	1.1	100.0%
Total lease contract revenue	$117.4	$103.9	$33.5	$31.9	$—	$(0.1)	$150.9	$135.7	$15.2	11.2%
Management contract revenue:
New locations	$8.9	$3.2	$3.6	$2.0	$—	$—	$12.5	$5.2	$7.3	140.4%
Contract expirations	0.5	5.8	0.5	6.9	—	—	1.0	12.7	(11.7)	(92.1)%
Same locations	49.8	50.9	18.5	15.4	2.1	2.4	70.4	68.7	1.7	2.5%
Conversions	0.1	0.1	—	—	—	—	0.1	0.1	—	—%
Total management contract revenue	$59.3	$60.0	$22.6	$24.3	$2.1	$2.4	$84.0	$86.7	$(2.7)	(3.1)%

Revenue associated with same locations represents locations that have been operating for at least one year and operating for the entire period in the comparative period being presented. Revenue associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

Parking services revenue—lease contracts.  Lease contract revenue increased $15.2 million, or 11.2%, to $150.9 million for the three months ended June 30, 2017, compared to $135.7 million for the three months ended June 30, 2016. The increase in lease contract revenue resulted primarily from increases of $10.2 million from same locations, $10.1 million from new locations and $1.1 million from locations that converted from management contracts during the periods presented, partially offset by a $6.2 million decrease in revenue from contract expirations. Same location revenue increased $10.2 million or 8.1%, primarily due to earnings of $8.5 million for our proportionate share of the net gain of an equity method investees' sale of assets and net increases in monthly parking revenue and transient parking revenue.

From a reporting segment perspective, lease contract revenue increased primarily due to new locations in regions one and two, same locations in regions one and two and conversions in region one, partially offset by decreases in contract expirations in regions one and two. The other region amounts in same location represent revenue not specifically identifiable to a region.

Parking services revenue—management contracts. Management contract revenue decreased $2.7 million, or 3.1%, to $84.0 million for the three months ended June 30, 2017, compared to $86.7 million for the three months ended June 30, 2016.  The decrease in management contract revenue resulted primarily from a decrease of $11.7 million from contract expirations, partially offset by increases of $7.3 million from new locations and $1.7 million from same locations. Same location revenue increased $1.7 million, or 2.5%, primarily due to change in contract terms for certain management contracts, whereby the contract terms converted from a management contract to a "reverse" management contract, which typically has higher management fees from the facility owner but require us to pay certain operating costs associated with the facilities operation.

From a reporting segment perspective, management contract revenue decreased primarily due to decreases in contract expirations from regions one and two and same locations in region one and other, offset by increases from new locations in regions one and two and same locations in region two. The other region amounts in same location represent revenue not specifically identifiable to a region.

Reimbursed management contract revenue. Reimbursed management contract revenue increased $0.3 million, or 0.2%, to $180.5 million for the three months ended June 30, 2017, compared to $180.2 million for the three months ended June 30, 2016. This increase resulted primarily from an increase in reimbursements for costs incurred on behalf of owners.

Segment cost of parking services information is summarized as follows:

	Three Months Ended June 30,
	Region One		Region Two		Other		Total		Variance
(millions) (unaudited)	2017	2016	2017	2016	2017	2016	2017	2016	Amount	%
Cost of parking services lease contracts:
New locations	$9.7	$1.0	$0.7	$—	$—	$—	$10.4	$1.0	$9.4	940.0%
Contract expirations	2.6	8.0	—	1.1	—	—	2.6	9.1	(6.5)	(71.4)%
Same locations	85.1	83.9	30.8	29.0	(0.8)	(0.1)	115.1	112.8	2.3	2.0%
Conversions	2.1	1.1	—	—	—	—	2.1	1.1	1.0	90.9%
Total cost of parking services lease contracts	$99.5	$94.0	$31.5	$30.1	$(0.8)	$(0.1)	$130.2	$124.0	$6.2	5.0%
Cost of parking services management contracts:
New locations	$5.1	$2.1	$3.1	$1.7	$—	$—	$8.2	$3.8	$4.4	115.8%
Contract expirations	1.4	4.8	1.0	7.9	—	—	2.4	12.7	(10.3)	(81.1)%
Same locations	28.2	29.0	11.3	7.3	(2.9)	(1.4)	36.6	34.9	1.7	4.9%
Conversions	—	—	—	—	—	—	—	—	—	—%
Total cost of parking services management contracts	$34.7	$35.9	$15.4	$16.9	$(2.9)	$(1.4)	$47.2	$51.4	$(4.2)	(8.2)%

Cost of parking services associated with same locations represents locations that have been operating for at least one year and operating for the entire period in the comparative period being present. Cost of parking services associated with contract expirations relates to contacts that have expired, however, we were operating the facility in the comparative period presented.

Cost of parking services—lease contracts.  Cost of parking services for lease contracts increased $6.2 million, or 5.0%, to $130.2 million for the three months ended June 30, 2017, compared to $124.0 million for the three months ended June 30, 2016.  The increase in cost of parking services for lease contracts resulted primarily from increases of $9.4 million from new locations, $2.3 million from same locations and $1.0 million from locations that converted from management contracts during the periods presented, partially offset by a decrease of $6.5 million from contract expirations. Same location costs increased $2.3 million, or 2.0%, primarily due to an increase in rent expense as a result of higher revenues for same locations and overall net operating costs, partially offset by unallocated insurance reserve adjustments/costs and other unallocated corporate items.

From a reporting segment perspective, cost of parking services for lease contracts increased primarily from new locations in regions one and two, same locations in regions one and two and conversions in region one, partially offset by contract expirations in regions one and two and same locations in other. The other region amounts in same location represent costs not specifically identifiable to a region.

Cost of parking services—management contracts.  Cost of parking services for management contracts decreased $4.2 million, or 8.2%, to $47.2 million for the three months ended June 30, 2017, compared to $51.4 million for the three months ended June 30, 2016. The decrease in cost of parking services for management contracts resulted primarily from a decrease of $10.3 million from contract expirations, partially offset by increases of $4.4 million from new locations and $1.7 million from same locations. Same location costs increased $1.7 million, or 4.9%, primarily due to an increase in costs due to change in contract terms for certain management contracts, whereby the contract terms converted from a management contract to a "reverse" management contract, which typically have higher operating costs associated with the facilities operation but allow us to have a higher management fee from the facility owner and overall net operating costs, partially offset by unallocated insurance reserve adjustments/costs and other unallocated corporate items.

From a reporting segment perspective, cost of parking services for management contracts decreased primarily from contract expirations in regions one and two, same locations in region one and other, partially offset by increases in new locations in regions one and two and same locations in region two. The other region amounts in same location represent costs not specifically identifiable to a region.

Reimbursed management contract expense. Reimbursed management contract expense increased $0.3 million, or 0.2%, to $180.5 million for the three months ended June 30, 2017, compared to $180.2 million for the three months ended June 30, 2016. This increase resulted primarily from an increase in reimbursements for costs incurred on behalf of owners.

Segment gross profit/gross profit percentage information is summarized as follows:

	Three Months Ended June 30,
	Region One		Region Two		Other		Total		Variance
(millions) (unaudited)	2017	2016	2017	2016	2017	2016	2017	2016	Amount	%
Gross profit lease contracts:
New locations	$0.7	$0.1	$0.1	$—	$—	$—	$0.8	$0.1	$0.7	—%
Contract expirations	(1.7)	(2.1)	—	0.1	—	—	(1.7)	(2.0)	0.3	(15.0)%
Same locations	18.8	11.9	1.9	1.7	0.8	—	21.5	13.6	7.9	58.1%
Conversions	0.1	—	—	—	—	—	0.1	—	0.1	—%
Total gross profit lease contracts	$17.9	$9.9	$2.0	$1.8	$0.8	$—	$20.7	$11.7	$9.0	76.9%
	(Percentages)
Gross profit percentage lease contracts:
New locations	6.7%	9.1%	12.5%	—%	—%	—%	7.1%	9.1%
Contract expirations	(188.9)%	(35.6)%	—%	8.3%	—%	—%	(188.9)%	(28.2)%
Same locations	18.1%	12.4%	5.8%	5.5%	—%	—%	15.7%	10.8%
Conversions	4.5%	—%	—%	—%	—%	—%	4.5%	—%
Total gross profit percentage	15.2%	9.5%	6.0%	5.6%	—%	—%	13.7%	8.6%
Gross profit management contracts:
New locations	$3.8	$1.1	$0.5	$0.3	$—	$—	$4.3	$1.4	$2.9	207.1%
Contract expirations	(0.9)	1.0	(0.5)	(1.0)	—	—	(1.4)	—	(1.4)	—%
Same locations	21.6	21.9	7.2	8.1	5.0	3.8	33.8	33.8	—	—%
Conversions	0.1	0.1	—	—	—	—	0.1	0.1	—	—%
Total gross profit management contracts	$24.6	$24.1	$7.2	$7.4	$5.0	$3.8	$36.8	$35.3	$1.5	4.2%
	(Percentages)
Gross profit percentage management contracts:
New locations	42.7%	34.4%	13.9%	15.0%	—%	—%	34.4%	26.9%
Contract expirations	(180.0)%	17.2%	(100.0)%	(14.5)%	—%	—%	(140.0)%	—%
Same locations	43.4%	43.0%	38.9%	52.6%	238.1%	158.3%	48.0%	49.2%
Conversions	100.0%	100.0%	—%	—%	—%	—%	100.0%	100.0%
Total gross profit percentage	41.5%	40.2%	31.9%	30.5%	238.1%	158.3%	43.8%	40.7%

Gross profit associated with same locations represents locations that have been operating for at least one year and operating for the entire period in the comparative period being present. Gross profit associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

Gross profit—lease contracts. Gross profit for lease contracts increased $9.0 million, or 76.9%, to $20.7 million for the three months ended June 30, 2017, compared to $11.7 million for three months ended June 30, 2016. Gross profit percentage for lease contracts increased to 13.7% for the three months ended June 30, 2017, compared to 8.6% for the three months ended June 30, 2016. Gross profit for lease contracts increased as a result of increases in gross profit for new locations, contract expirations, same locations and locations that converted from management contracts during the periods presented. Gross profit for same locations increased primarily due to earnings of $8.5 million for our proportionate share of the net gain of an equity method investees' sale of assets, net increases in monthly parking revenue and transient parking revenue and unallocated insurance reserve adjustments/costs and other unallocated corporate items, partially offset by an increase in rent expense as a result of higher revenues for same locations and overall net operating costs.

From a reporting segment perspective, gross profit for lease contracts increased primarily due to increases in new locations in regions one and two, contract expirations in region one, same locations in regions one and two and other, and conversions in region one, partially offset by contract expirations in region two.

Gross profit—management contracts. Gross profit for management contracts increased $1.5 million, or 4.2%, to $36.8 million for the three months ended June 30, 2017, compared to $35.3 million for the three months ended June 30, 2016. Gross profit percentage for management contracts increased to 43.8% for three months ended June 30, 2017, compared to 40.7% for three months ended June 30, 2016. Gross profit for management contracts increased as a result of an increase in gross profit for new locations, partially offset by a decrease in gross profit for contract expirations. Gross profit for same locations was unchanged year-over year.

From a reporting segment perspective, gross profit for management contracts increased primarily from new locations in regions one and two, same locations in other, partially offset by decreases from contract expirations in regions one and two and same locations in regions one and two.

General and administrative expenses. General and administrative expenses increased $0.4 million, or 1.8%, to $22.5 million for the three months ended June 30, 2017, compared to $22.1 million for the three months ended June 30, 2016. The increase in general and administrative expenses was primarily due to an increase in compensation and benefit costs related to cost reduction initiatives, merger and integration costs, primarily related to severance and relocation related costs (net of compensation and benefit cost savings from previous restructuring, merger and integration initiatives), and an underwritten public offering of common stock by selling stockholders, which was a required expense of the Company pursuant to the Central Merger documentation, partially offset by a decrease in expenses related to overall better expense control.

Depreciation and amortization. Depreciation and amortization decreased $5.0 million, or 51.0%, to $4.8 million for the three months ended June 30, 2017, compared to $9.8 million for the three months ended June 30, 2016. This decrease was primarily a result of accelerated depreciation of software during the three months ended June 30, 2016 and the three months ended June 30, 2017 did not include amortization of certain intangible assets as they were fully amortized during the fourth quarter of 2016.

Interest expense. Interest expense decreased $0.3 million, or 11.5%, to $2.3 million for the three months ended June 30, 2017, compared to $2.6 million for the three months ended June 30, 2016.  The decrease in interest expense was primarily related to reductions in amounts outstanding under our Restated Credit Facility, partially offset by an increase in average borrowing rates.

Interest income. Interest income was $0.2 million and $0.1 million for the three months ended June 30, 2017 and 2016, respectively.

Gain on sale of business. During the second quarter 2017, we recognized $0.1 million of gain on sale of a portion of our security business primarily operating in the Southern California market. The Company received $0.6 million for the final earn out consideration from the buyer during the second quarter of 2017, which resulted in the Company recognizing an additional gain on sale of business of $0.1 million, as the Company's historical estimate for the fair value of the earn-out consideration receivable was $0.5 million.

Equity in losses from investment in unconsolidated entity. Equity in losses from investment in unconsolidated entity was $0.2 million and $0.3 million for the three months ended June 30, 2017 and 2016, respectively.

Income tax expense. Income tax expense increased $5.8 million, or 118.4%, to $10.7 million for the three months ended June 30, 2017, compared to $4.9 million for the three months ended June 30, 2016. Our effective tax rate was 38.2% for the three months ended June 30, 2017, compared to 40.3% for the three months ended June 30, 2016. The effective tax rate for the three months ended June 30, 2017 decreased primarily due to the adoption of ASU 2016-09 (Improvements to Employee Share-Based Payment Accounting) and the related excess tax benefits now recognized as a reduction of income tax expense ($0.2 million). The effective tax rate for the three months ended June 30, 2016 was higher than the expected statutory tax rate due to a one-time write-off of a deferred tax asset for certain state net operating losses ($0.2 million). See Note 1. Significant Accounting Policies and Practices of the Condensed Consolidated Financial Statements for further discussion of the impact of ASU 2016-09.

Six Months Ended June 30, 2017 Compared to Six Months June 30, 2016

Segment revenue information is summarized as follows:

	Six Months Ended June 30,
	Region One		Region Two		Other		Total		Variance
(millions) (unaudited)	2017	2016	2017	2016	2017	2016	2017	2016	Amount	%
Lease contract revenue:
New locations	$15.3	$1.4	$1.5	$—	$—	$—	$16.8	$1.4	$15.4	1,100.0%
Contract expirations	3.0	20.6	—	2.5	—	—	3.0	23.1	(20.1)	(87.0)%
Same locations	194.3	185.4	63.1	59.9	—	—	257.4	245.3	12.1	4.9%
Conversions	4.5	4.4	—	—	—	—	4.5	4.4	0.1	2.3%
Total lease contract revenue	$217.1	$211.8	$64.6	$62.4	$—	$—	$281.7	$274.2	$7.5	2.7%
Management contract revenue:
New locations	$19.7	$4.3	$6.6	$2.6	$—	$—	$26.3	$6.9	$19.4	281.2%
Contract expirations	2.4	14.0	1.4	15.8	—	—	3.8	29.8	(26.0)	(87.2)%
Same locations	105.3	106.0	36.2	30.0	4.3	5.0	145.8	141.0	4.8	3.4%
Conversions	0.2	0.2	—	—	—	—	0.2	0.2	—	—%
Total management contract revenue	$127.6	$124.5	$44.2	$48.4	$4.3	$5.0	$176.1	$177.9	$(1.8)	(1.0)%

Revenue associated with same locations represents locations that have been operating for at least one year and operating for the entire period in the comparative period being presented. Revenue associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

Parking services revenue—lease contracts.  Lease contract revenue increased $7.5 million, or 2.7%, to $281.7 million for the six months ended June 30, 2017, compared to $274.2 million for the six months ended June 30, 2016. The increase in lease contract revenue resulted primarily from increases of $15.4 million from new locations, $12.1 million from same locations and $0.1 million from locations that converted from management contracts during the periods presented, partially offset by a decrease of $20.1 million from contract expirations. Same location revenue increased $12.1 million, or 4.9%, primarily due to earnings of $8.5 million for our proportionate share of the net gain of an equity method investees' sale of assets and net increases in monthly parking revenue and transient parking revenue.

From a reporting segment perspective, lease contract revenue increased primarily due to new locations in regions one and two, same locations in regions one and two and conversions in region one, partially offset by decreases from contract expirations in regions one and two. The other region amounts in same location represent revenue not specifically identifiable to a region.

Parking services revenue—management contracts. Management contract revenue decreased $1.8 million, or 1.0%, to $176.1 million for the six months ended June 30, 2017, compared to $177.9 million for the six months ended June 30, 2016.  The decrease in management contract revenue resulted primarily from a decrease of $26.0 million from contract expirations, partially offset by increases of $19.4 million from new locations and $4.8 million from same locations. Same location revenue increased $4.8 million, or 3.4% primarily due to change in contract terms for certain management contracts, whereby the contract terms converted from a management contract to a "reverse" management contract, which typically has higher management fees from the facility owner but require us to pay certain operating costs associated with the facilities operation.

From a reporting segment perspective, management contract revenue decreased primarily due to decreases in contract expirations in regions one and two and same locations in region one and other, partially offset by increases in new locations in regions one and two and same locations in region two. The other region amounts in same location represent revenues not specifically identifiable to a region.

Reimbursed management contract revenue. Reimbursed management contract revenue increased $24.0 million, or 6.9%, to $372.1 million for the six months ended June 30, 2017, compared to $348.1 million for the six months ended June 30, 2016. This increase resulted primarily from an increase in reimbursements for costs incurred on behalf of owners.

Segment cost of parking services information is summarized as follows:

	Six Months Ended June 30,
	Region One		Region Two		Other		Total		Variance
(millions) (unaudited)	2017	2016	2017	2016	2017	2016	2017	2016	Amount	%
Cost of parking services lease contracts:
New locations	$14.3	$1.3	$1.3	$—	$—	$—	$15.6	$1.3	$14.3	1,100.0%
Contract expirations	3.2	20.2	—	2.4	—	—	3.2	22.6	(19.4)	(85.8)%
Same locations	174.1	169.8	60.0	57.5	(1.3)	(0.6)	232.8	226.7	6.1	2.7%
Conversions	4.4	4.0	—	—	—	—	4.4	4.0	0.4	10.0%
Total cost of parking services lease contracts	$196.0	$195.3	$61.3	$59.9	$(1.3)	$(0.6)	$256.0	$254.6	$1.4	0.5%
Cost of parking services management contracts:
New locations	$11.6	$2.6	$6.3	$2.5	$—	$—	$17.9	$5.1	$12.8	251.0%
Contract expirations	1.8	9.3	1.1	15.5	—	—	2.9	24.8	(21.9)	(88.3)%
Same locations	64.7	66.1	23.5	18.7	(5.2)	(2.7)	83.0	82.1	0.9	1.1%
Conversions	—	0.1	—	—	—	—	—	0.1	(0.1)	(100.0)%
Total cost of parking services management contracts	$78.1	$78.1	$30.9	$36.7	$(5.2)	$(2.7)	$103.8	$112.1	$(8.3)	(7.4)%

Cost of parking services associated with same locations represents locations that have been operating for at least one year and operating for the entire period in the comparative period being present. Cost of parking services associated with contract expirations relates to contacts that have expired, however, we were operating the facility in the comparative period presented.

Cost of parking services—lease contracts.  Cost of parking services for lease contracts increased $1.4 million, or 0.5%, to $256.0 million for the six months ended June 30, 2017, compared to $254.6 million for the six months ended June 30, 2016.  The increase in cost of parking services for lease contracts resulted primarily from increases of $14.3 million from new locations, $6.1 million from same locations and $0.4 million from locations that converted from management contracts during the periods presented, offset by a decrease of $19.4 million from contract expirations. Same location costs increased $6.1 million, or 2.7%, primarily due to an increase in rent expense as a result of higher revenues for same locations and overall net operating costs, partially offset by unallocated insurance reserve adjustments/costs and other unallocated corporate items.

From a reporting segment perspective, cost of parking services for lease contracts increased primarily due to increases from new locations in regions one and two, same locations in regions one and two, and conversions in region one, offset by decreases in contract expirations in regions one and two and same locations in other. The other region amounts in same location represent costs not specifically identifiable to a region.

Cost of parking services—management contracts.  Cost of parking services for management contracts decreased $8.3 million, or 7.4%, to $103.8 million for the six months ended June 30, 2017, compared to $112.1 million for the six months ended June 30, 2016. The decrease in cost of parking services for management contracts resulted primarily from decreases of $21.9 million from contract expirations and $0.1 million from locations that converted from lease contracts, partially offset by increases of $12.8 million from new locations and $0.9 from same locations. Same location costs increased $0.9 million, or 1.1%, primarily due to an increase in costs due to change in contract terms for certain management contracts, whereby the contract terms converted from a management contract to a "reverse" management contract, which typically have higher operating costs associated with the facilities operation but allow us to have a higher management fee from the facility owner and overall net operating costs, partially offset by unallocated insurance reserve adjustments/costs and other unallocated corporate items.

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

Reimbursed management contract expense. Reimbursed management contract expense increased $24.0 million, or 6.9%, to $372.1 million for the six months ended June 30, 2017, compared to $348.1 million for the six months ended June 30, 2016. This increase resulted primarily from an increase in reimbursements for costs incurred on behalf of owners.

Segment gross profit/gross profit percentage information is summarized as follows:

	Six Months Ended June 30,
	Region One		Region Two		Other		Total		Variance
(millions) (unaudited)	2017	2016	2017	2016	2017	2016	2017	2016	Amount	%
Gross profit lease contracts:
New locations	$1.0	$0.1	$0.2	$—	$—	$—	$1.2	$0.1	$1.1	1,100.0%
Contract expirations	(0.2)	0.4	—	0.1	—	—	(0.2)	0.5	(0.7)	(140.0)%
Same locations	20.2	15.6	3.1	2.4	1.3	0.6	24.6	18.6	6.0	32.3%
Conversions	0.1	0.4	—	—	—	—	0.1	0.4	(0.3)	(75.0)%
Total gross profit lease contracts	$21.1	$16.5	$3.3	$2.5	$1.3	$0.6	$25.7	$19.6	$6.1	31.1%
	(Percentages)
Gross profit percentage lease contracts:
New locations	6.5%	7.1%	13.3%	—%	—%	—%	7.1%	7.1%
Contract expirations	(6.7)%	1.9%	—%	4.0%	—%	—%	(6.7)%	2.2%
Same locations	10.4%	8.4%	4.9%	4.0%	—%	—%	9.6%	7.6%
Conversions	2.2%	9.1%	—%	—%	—%	—%	2.2%	9.1%
Total gross profit percentage	9.7%	7.8%	5.1%	4.0%	—%	—%	9.1%	7.1%
Gross profit management contracts:
New locations	$8.1	$1.7	$0.3	$0.1	$—	$—	$8.4	$1.8	$6.6	366.7%
Contract expirations	0.6	4.7	0.3	0.3	—	—	0.9	5.0	(4.1)	(82.0)%
Same locations	40.6	39.9	12.7	11.3	9.5	7.7	62.8	58.9	3.9	6.6%
Conversions	0.2	0.1	—	—	—	—	0.2	0.1	0.1	100.0%
Total gross profit management contracts	$49.5	$46.4	$13.3	$11.7	$9.5	$7.7	$72.3	$65.8	$6.5	9.9%
	(Percentages)
Gross profit percentage management contracts:
New locations	41.1%	39.5%	4.5%	3.8%	—%	—%	31.9%	26.1%
Contract expirations	25.0%	33.6%	21.4%	1.9%	—%	—%	23.7%	16.8%
Same locations	38.6%	37.6%	35.1%	37.7%	220.9%	154.0%	43.1%	41.8%
Conversions	100.0%	50.0%	—%	—%	—%	—%	100.0%	50.0%
Total gross profit percentage	38.8%	37.3%	30.1%	24.2%	220.9%	154.0%	41.1%	37.0%

Gross profit associated with same locations represents locations that have been operating for at least one year and operating for the entire period in the comparative period being presented. Gross profit associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

Gross profit—lease contracts. Gross profit for lease contracts increased $6.1 million, or 31.1%, to $25.7 million for the six months ended June 30, 2017, compared to $19.6 million for six months ended June 30, 2016. Gross profit percentage for lease contracts increased to 9.1% for the six months ended June 30, 2017, compared to 7.1% for the six months ended June 30, 2016. Gross profit for lease contracts increased as a result of increases in gross profit for new locations and same locations, partially offset by contract expirations and locations that converted from management contracts during the periods presented. Gross profit for same locations increased primarily due to earnings of $8.5 million for our proportionate share of the net gain of an equity method investees' sale of assets and a net increases in monthly parking revenue and transient parking revenue and decreased costs relating to certain unallocated insurance reserve adjustments/costs and other unallocated corporate items, partially offset by an increase in rent expense as a result of higher revenues for same locations and overall net operating costs.

From a reporting segment perspective, gross profit for lease contracts increased primarily due to increases in new locations in regions one and two, same locations in regions one and two and other, partially offset by decreases in contract expirations in regions one and two and conversions in region one.

Gross profit—management contracts. Gross profit for management contracts increased $6.5 million, or 9.9%, to $72.3 million for the six months ended June 30, 2017, compared to $65.8 million for the six months ended June 30, 2016. Gross profit percentage for management contracts increased to 41.1% for six months ended June 30, 2017, compared to 37.0% for the six months ended June 30, 2016. Gross profit for management contracts increased as a result of increases in gross profit for new locations, same locations and locations that converted from lease contracts during the periods presented, partially offset by decreases in contract expirations. Gross profit for same locations increased primarily due to higher operating profits and unallocated insurance reserve adjustments/costs and other unallocated corporate items.

From a reporting segment perspective, gross profit for management contracts increased primarily from new locations in region one and two, same locations in regions one and two and other and conversions in region one, partially offset by decreases in contract expirations in region one.

General and administrative expenses. General and administrative expenses decreased $3.0 million, or 6.4%, to $43.7 million for the six months ended June 30, 2017, compared to $46.7 million for the six months ended June 30, 2016. The decrease in general and administrative expenses was due primarily to a decrease in compensation and benefit costs related to cost reduction initiatives, merger and integration costs (net of compensation and benefit costs for restructuring, merger and integration initiatives, primarily related to severance and relocation costs) and overall better expense control, partially offset by an increase in costs associated with an underwritten public offering of common stock by selling stockholders, which was a required expense of the Company pursuant to the Central Merger documentation. Additionally, the six months ended June 30, 2016 included costs related to the settlement of litigation with a former indirect controlling shareholder of the Company for $1.5 million, net of insurance recoveries.

Depreciation and amortization. Depreciation and amortization decreased $7.6 million, or 40.0%, to $11.4 million for the six months ended June 30, 2017, compared to $19.0 million for the six months ended June 30, 2016. This decrease was primarily a result of accelerated depreciation of software during the six months ended June 30, 2016 and the six months ended June 30, 2017 did not include amortization of certain intangible assets as they were fully amortized during the fourth quarter of 2016.

Interest expense. Interest expense decreased $0.5 million, or 9.3%, to $4.9 million for the six months ended June 30, 2017, compared to $5.4 million for the six months ended June 30, 2016.  The decrease in interest expense was primarily related to reductions in amounts outstanding under our Restated Credit Facility, partially offset by an increase in average borrowing rates.

Interest income. Interest income was $0.3 million for the six months ended June 30, 2017 and 2016.

Gain on sale of business. During the second quarter 2017, we recognized $0.1 million of gain on sale of a portion of our security business primarily operating in the Southern California market. The Company received $0.6 million for the final earn out consideration from the buyer during the second quarter of 2017, which resulted in the Company recognizing an additional gain on sale of business of $0.1 million, as the Company's historical estimate for the fair value of earn-out consideration receivable was $0.5 million.

Equity in losses from investment in unconsolidated entity. Equity in losses from investment in unconsolidated entity was $0.4 million and $0.8 million for the six months ended June 30, 2017 and 2016, respectively.

Income tax expense. Income tax expense increased $8.2 million, or 141.4%, to $14.0 million for the six months ended June 30, 2017, compared to $5.8 million for the six months ended June 30, 2016. Our effective tax rate was 36.9% for the six months ended June 30, 2017, compared to 42.2% for the six months ended June 30, 2016. The effective tax rate for the six months ended June 30, 2017 decreased primarily due to the adoption of ASU 2016-09 (Improvements to Employee Share-Based Payment Accounting) and the related excess tax benefits now recognized as a reduction of income tax expense ($0.6 million) and a reduction of income tax expense related to the benefit realized on the settlement of certain income tax related matters with a local tax jurisdiction of ($0.2 million). The effective tax rate for the six months ended June 30, 2016 was higher than the expected statutory tax rate due to a one-time write-off of a deferred tax asset for certain state net operating losses ($0.2 million). See Note 1. Significant Accounting Policies and Practices of the Condensed Consolidated Financial Statements for further discussion of the impact of ASU 2016-09.

Liquidity and Capital Resources

Outstanding Indebtedness

On June 30, 2017, we had total indebtedness of approximately $169.2 million, a decrease of $25.9 million from December 31, 2016. The $169.2 million in total indebtedness as of June 30, 2017 includes:

▪	$167.7 million under our Restated Credit Facility, net of original discount on borrowings of $1.0 million and deferred financing costs of $1.3 million; and

▪	$1.5 million of other debt obligations, which includes capital lease obligations, obligations on seller notes and other indebtedness.

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

Pursuant to the terms, and subject to the conditions, of the Credit Agreement, the lenders made available to the Company a secured Senior Credit Facility (the “Senior Credit Facility”) that permitted aggregate borrowings of $450.0 million consisting of (i) a revolving credit facility of up to $200.0 million at any time outstanding, which included a letter of credit facility that was limited to $100.0 million at any time outstanding, and (ii) a term loan facility of $250.0 million. The Senior Credit Facility was due to originally mature on October 2, 2017.

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

We were in compliance with all covenants as of June 30, 2017.

As of June 30, 2017, we had $118.6 million of borrowing availability under the Restated Credit Agreement, of which we could have borrowed $118.6 million on June 30, 2017 and remained in compliance with the above described covenants as of such date. The additional borrowing availability under the Restated Credit Agreement is limited only as of the Company’s fiscal quarter-end by the covenant restrictions described above. As of June 30, 2017, we had $71.4 million of letters of credit outstanding under the Restated Credit Facility, with aggregate borrowings against the Restated Credit Facility of $170.0 million (excluding original discount on borrowings of $1.0 million and deferred financing costs of $1.3 million).

Share Repurchases

In May 2016, our Board of Directors authorized us to repurchase shares of our common stock in the open market of up to $30.0 million in aggregate. Purchases of our common stock may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with Rules 10b-18 and 10b5-1 under the Securities Exchange Act of 1934 ("Exchange Act"). The share repurchase program does not obligate us to repurchase any particular amount of common stock, and has no fixed termination date.

Under this program, we repurchased 305,183 shares of common stock through June 30, 2017 at an average price of $24.43 per share, resulting in $7.5 million in program-to-date repurchases. No shares were repurchased during the six months ended June 30, 2017.

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

Certain lease contracts acquired in the Central Merger include provisions allocating to us responsibility for the cost of certain structural and other repairs required to be made to the leased property, including improvement and repair costs arising as a result of ordinary wear and tear. We recorded nil and $0.1 million in costs during the three months ended June 30, 2017 and 2016, respectively, and $0.1 million and $0.3 million during the six months ended June 30, 2017 and 2016, respectively, (net of expected recoveries of the total cost recognized by the Company through the applicable indemnity discussed further in Note 3. Central Merger and Restructuring, Merger and Integration Costs of our Condensed Consolidated Financial Statements) in Cost of parking services—Lease contracts within the Condensed Consolidated Statements of Income for structural and other repair costs related to certain lease contracts acquired in the Central Merger, whereby we have expensed repair costs for certain leases and engaged third-party general contractors to complete certain structural and other repair projects, and other indemnity related costs. We expect to incur additional costs for certain structural and other repair costs pursuant to the contractual requirements of certain lease contracts acquired in the Central Merger (“Structural and Repair Costs”). Based on information available at this time, we currently expect to incur additional Structural and Repair Costs of $0.1 million.  While we are unable to estimate with certainty when such remaining costs will be incurred, it is expected that a substantial majority of these costs will be incurred in mid- to late calendar year 2017.  Additionally and as further described in Note 3. Central Merger and Restructuring, Merger and Integration Costs of our Condensed Consolidated Financial Statements, we settled all outstanding matters between the former Central Stockholders and us and are therefore unable to recover any additional Structural and Repair Costs yet to be incurred by us through the indemnity.

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

In March 2016, we settled all claims in connections with the original lawsuits ("Holten Settlement"). Per the settlement, we paid Mr. Holten $3.4 million of which $1.9 million was recovered by us through our directors and officers liability insurance policies. We recognized an expense, net of insurance recoveries, related to the Holten settlement of $1.5 million for the three months ended March 31, 2016.

Interest Rate Swaps

On October 25, 2012, we entered into Interest Rate Swap transactions (collectively, the “Interest Rate Swaps”) with each of JPMorgan Chase Bank, N.A., Bank of America, N.A. and PNC Bank, N.A. in an initial aggregate Notional Amount of $150.0 million (the “Notional Amount”). The Interest Rate Swaps have a termination date of September 30, 2017. The Interest Rate Swaps effectively fix the interest rate on an amount of variable interest rate borrowings under our credit agreements, originally equal to the Notional Amount at 0.7525% per annum plus the applicable margin rate for LIBOR loans under our credit agreements determined based upon our consolidated total debt to EBITDA ratio. The Notional Amount is subject to scheduled quarterly amortization that coincides with quarterly prepayments of principal under our credit agreements. These Interest Rate Swaps are classified as cash flow hedges, and we calculate the effectiveness of the hedge on a monthly basis. The ineffective portion of the cash flow hedge is recognized in earnings as an increase of interest expense. As of June 30, 2017, no ineffectiveness of the hedge has been recognized in interest expense. The fair value of the Interest Rate Swaps at June 30, 2017 and December 31, 2016 was an asset of $0.1 million in both periods and is included in the line item "Other assets, net" within the Condensed Consolidated Balance Sheets.

We do not enter into derivative instruments for any purpose other than for cash flow hedging purposes.

Deficiency Payments

Pursuant to our obligations with respect to the parking garage operations at Bradley International Airport, we are required to make certain deficiency payments for the benefit of the State of Connecticut and for holders of special facility revenue bonds. The deficiency payments represent contingent interest bearing advances to the trustee to cover operating cash flow requirements. As of June 30, 2017, we had made $8.7 million of cumulative deficiency repayments from the trustee, net of payments. Deficiency payments made are recorded as increases to cost parking services and the reimbursements are recorded as reductions to cost of parking services. We believe these advances to be fully recoverable and will recognize the principal, interest and premium payments related to these deficiency payments when they are received. We do not directly guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.

The total deficiency repayments (net of payments made), interest and premium received and recorded for the six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended		Six Months Ended
(millions) (unaudited)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Deficiency repayments	$1.1	$1.1	$1.2	$1.2
Interest	$0.2	$—	$0.2	$0.1
Premium	$0.1	$0.1	$0.1	$0.1

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

Summary of Cash Flows

	Six Months Ended
(millions) (unaudited)	June 30, 2017	June 30, 2016
Net cash provided by operating activities	$27.4	$21.3
Net cash provided by (used in) investing activities	$5.8	$(6.1)
Net cash used in financing activities	$(28.0)	$(11.8)

Operating Activities

Our primary sources of funds are cash flows from operating activities and changes in operating assets and liabilities.

Net cash provided by operating activities totaled $27.4 million for the six months ended June 30, 2017. Cash provided by operating activities for the first six months of 2017 included $27.6 million from operations; partially offset by changes in operating assets and liabilities that resulted in a use of $0.2 million. The net increase in operating assets and liabilities was a result of (i) a decrease in notes and accounts receivable of $0.5 million due to timing of collections; (ii) a net decrease in prepaid and other assets of $2.5 million mainly due to prepaid payroll and annual software maintenance; (iii) a $2.0 million decrease in accounts payable due to timing of payments to our clients as described under "Daily Cash Collections" and (v) a $1.2 million net decrease in accrued liabilities primarily related to timing of payments including payment of our 2016 performance-based compensation accrual as well as a reduction in customer deposits.

Net cash provided by operating activities totaled $21.3 million for six months ended June 30, 2016. Cash provided by operating activities for the first six months of 2016 included $30.0 million from operations; partially offset by changes in operating assets and liabilities that resulted in a use of $8.7 million. The net increase in operating assets and liabilities resulted primarily from (i) an increase in notes and accounts receivable of $9.1 million due to timing of collections; (ii) an increase in prepaid and other assets of $6.9 million due to prepaid operating expenses, primarily related to prepaid payroll; and (iii) a $0.7 million net decrease in accrued liabilities primarily related to timing of payments including payment of our 2015 performance-based compensation accrual in the first quarter of 2016, partially offset by an increase in the accrual for our 2016 performance-based program paid in early 2017 and accrued income taxes and (iv) an $8.0 million increase in accounts payable due to timing of payments to our clients as described under "Daily Cash Collections".

Investing Activities

Net cash provided by investing activities totaled $5.8 million for the six months ended June 30, 2017. Cash provided by investing activities for the six months ended June 30, 2017 included (i) $8.4 million in proceeds received from the sale of an equity method investee's sale of assets, (ii) $0.6 million of proceeds received and relating to the final earn-out payment from buyer for the security business sold in 2015, and (iii) $0.6 million of proceeds from the sale of assets and contract terminations; offset by (iv) $3.5 million for capital investments needed to secure and/or extend lease facilities and investments in information system enhancements and infrastructure and (v) $0.3 million for cost of contract purchases.

Net cash used in investing activities totaled $6.1 million in the six months ended June 30, 2016. Cash used in investing activities for the six months ended June 30, 2016 included (i) $8.6 million for capital investments needed to secure and/or extend lease facilities and investments in information system enhancements and infrastructure and (ii) $0.4 million for cost of contract purchases; offset by (iii) $2.9 million of proceeds from the sale of assets and contract terminations.

Financing Activities

Net cash used in financing activities totaled $28.0 million in the six months ended June 30, 2017. Cash used in financing activities for the six months ended June 30, 2017 included (i) net payments of $16.3 million on the Restated Credit Facility revolver; (ii) $10.0 million for payments on the Restated Credit Facility term loan; (iii) $1.4 million of distributions to noncontrolling interest; (iv) $0.2 million for payments on other long-term debt obligations and (v) $0.1 million on payments for debt issuance costs.

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

Cash and Cash Equivalents

We had cash and cash equivalents of $27.5 million and $22.2 million at June 30, 2017 and December 31, 2016, respectively.  Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements were $0.4 million and $0.3 million as of June 30, 2017 and December 31, 2016, respectively, and are included within Cash and cash equivalents within the Condensed Consolidated Balance Sheets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Form 10-K for the year-ended December 31, 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we conducted an evaluation, under supervision and with the participation of management, including the chief executive officer, chief financial officer and corporate controller, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based upon that evaluation, our chief executive officer, chief financial officer and corporate controller concluded that our disclosure controls and procedures were effective as of June 30, 2017. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer, principal financial officer and principal accounting officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity and Use of Proceeds

There were no sales or repurchases of stock in the three months ended June 30, 2017.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Index to Exhibits

Exhibit Number	Description

31.1*	Section 302 Certification dated August 2, 2017 for G Marc Baumann, Director, President and Chief Executive Officer (Principal Executive Officer).

31.2*	Section 302 Certification dated August 2, 2017 for Vance C. Johnston, Chief Financial Officer and Treasurer (Principal Financial Officer).

31.3*	Section 302 Certification dated August 2, 2017 for Kristopher H. Roy, Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer).

32**	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 2, 2017.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
*              Filed herewith
**         Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SP PLUS CORPORATION

Dated: August 2, 2017	By:	/s/ G MARC BAUMANN
G Marc Baumann
Director, President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 2, 2017	By:	/s/ VANCE C. JOHNSTON
Vance C. Johnston
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Dated: August 2, 2017	By:	/s/ KRISTOPHER H. ROY
Kristopher H. Roy
Senior Vice President, Corporate Controller
and Assistant Treasurer
(Principal Accounting Officer and Duly Authorized Officer)