Form 10-Q
period 2017-09-30
SP Plus Corp
filed 2017-11-02
CIK 1059262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	(Do not check if a smaller reporting company)

Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

As of November 1, 2017, there were 22,520,672 shares of common stock of the registrant outstanding.

SP PLUS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SP Plus Corporation
Condensed Consolidated Balance Sheets

(millions, except for share and per share data)	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Cash and cash equivalents	$23.4	$22.2
Notes and accounts receivable, net	124.9	120.7
Prepaid expenses and other	10.2	13.7
Total current assets	158.5	156.6
Leasehold improvements, equipment and construction in progress, net	26.5	30.9
Other assets
Advances and deposits	4.2	4.3
Other intangible assets, net	55.4	61.3
Favorable acquired lease contracts, net	24.4	30.0
Equity investments in unconsolidated entities	18.7	18.5
Other assets, net	17.7	16.3
Deferred taxes	19.3	17.9
Cost of contracts, net	9.5	11.4
Goodwill	431.7	431.4
Total other assets	580.9	591.1
Total assets	$765.9	$778.6
Liabilities and stockholders’ equity
Accounts payable	$95.9	$109.9
Accrued rent	23.6	21.7
Compensation and payroll withholdings	21.5	25.7
Property, payroll and other taxes	9.1	7.6
Accrued insurance	19.3	18.1
Accrued expenses	20.7	25.5
Current portion of obligations under Restated Credit Facility and other long-term borrowings	20.4	20.4
Total current liabilities	210.5	228.9
Long-term borrowings, excluding current portion
Obligations under Restated Credit Facility	153.0	174.5
Other long-term borrowings	—	0.2
	153.0	174.7
Unfavorable acquired lease contracts, net	33.5	40.2
Other long-term liabilities	63.4	66.4
Total noncurrent liabilities	249.9	281.3
Stockholders’ equity
Preferred Stock, par value $0.01 per share; 5,000,000 shares authorized as of September 30, 2017 and December 31, 2016; no shares issued	—	—
Common stock, par value $0.001 per share; 50,000,000 shares authorized as of September 30, 2017 and December 31, 2016; 22,509,468 and 22,328,578 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively.	—	—
Treasury Stock, at cost; 305,183 shares at September 30, 2017 and December 31, 2016	(7.5)	(7.5)
Additional paid-in capital	254.7	251.2
Accumulated other comprehensive loss	(1.2)	(1.4)
Retained earnings	59.1	25.9
Total SP Plus Corporation stockholders’ equity	305.1	268.2
Noncontrolling interest	0.4	0.2
Total stockholders’ equity	305.5	268.4
Total liabilities and stockholders’ equity	$765.9	$778.6
 See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation
Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
(millions, except for share and per share data) (unaudited)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Parking services revenue				138.5
Lease contracts	$140.9	$136.1	$422.6	$410.3
Management contracts	86.7	84.1	262.8	262.0
	227.6	220.2	685.4	672.3
Reimbursed management contract revenue	165.1	177.0	512.7	501.8
Total parking services revenue	392.7	397.2	1,198.1	1,174.1
Cost of parking services
Lease contracts	131.0	125.8	387.0	380.4
Management contracts	50.7	50.5	154.5	162.6
	181.7	176.3	541.5	543.0
Reimbursed management contract expense	165.1	177.0	512.7	501.8
Total cost of parking services	346.8	353.3	1,054.2	1,044.8
Gross profit
Lease contracts	9.9	10.3	35.6	29.9
Management contracts	36.0	33.6	108.3	99.4
Total gross profit	45.9	43.9	143.9	129.3
General and administrative expenses	19.6	20.3	63.3	67.0
Depreciation and amortization	4.9	7.8	16.3	26.8
Operating income	21.4	15.8	64.3	35.5
Other expenses (income)
Interest expense	2.2	2.7	7.1	8.1
Interest income	(0.2)	(0.1)	(0.5)	(0.4)
Gain on sale of business	—	—	(0.1)	—
Equity in losses from investment in unconsolidated entity	0.1	0.4	0.5	1.2
Total other expenses (income)	2.1	3.0	7.0	8.9
Earnings before income taxes	19.3	12.8	57.3	26.6
Income tax expense	7.3	5.1	21.3	10.9
Net income	12.0	7.7	36.0	15.7
Less: Net income attributable to noncontrolling interest	0.8	0.7	2.6	2.2
Net income attributable to SP Plus Corporation	$11.2	$7.0	$33.4	$13.5
Common stock data
Net income per common share
Basic	$0.51	$0.31	$1.51	$0.60
Diluted	$0.50	$0.31	$1.48	$0.60
Weighted average shares outstanding
Basic	22,203,023	22,208,139	22,186,556	22,293,776
Diluted	22,523,036	22,497,111	22,501,378	22,571,933

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
(millions) (unaudited)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net income	$12.0	$7.7	$36.0	$15.7
Other comprehensive income (expense)	0.1	0.1	0.2	(0.2)
Comprehensive income	12.1	7.8	36.2	15.5
Less: Comprehensive income attributable to noncontrolling interest	0.8	0.7	2.6	2.2
Comprehensive income attributable to SP Plus Corporation	$11.3	$7.1	$33.6	$13.3

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
(millions) (unaudited)	September 30, 2017	September 30, 2016
Operating activities
Net income	$36.0	$15.7
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	16.9	27.0
Net accretion of acquired lease contracts	(1.2)	(1.4)
Loss (gain) on sale of equipment	0.1	(0.2)
Net equity in (earnings) losses of unconsolidated entities (net of distributions)	(8.6)	0.6
Gain on sale of business	(0.1)	—
Amortization of debt issuance costs	0.6	0.6
Amortization of original discount on borrowings	0.4	0.4
Non-cash stock-based compensation	3.2	2.8
Provisions for losses on accounts receivable	0.2	0.1
Deferred income taxes	(1.5)	2.3
Changes in operating assets and liabilities
Notes and accounts receivable	(4.6)	(15.6)
Prepaid assets	3.5	1.5
Other assets	(1.9)	(5.6)
Accounts payable	(14.1)	2.0
Accrued liabilities	(7.5)	0.4
Net cash provided by operating activities	21.4	30.6
Investing activities
Purchase of leasehold improvements and equipment	(4.9)	(10.8)
Proceeds from sale of equipment and contract terminations	0.9	2.9
Proceeds from equity method investee's sale of assets	8.4	—
Proceeds from sale of business	0.6	—
Cost of contracts purchased	(0.6)	(2.0)
Net cash provided by (used in) investing activities	4.4	(9.9)
Financing activities
Payments on senior credit facility revolver (Restated Credit Facility)	(308.7)	(302.2)
Proceeds from senior credit facility revolver (Restated Credit Facility)	301.5	301.7
Payments on term loan (Restated Credit Facility)	(15.0)	(11.2)
Payments on other long-term borrowings	(0.2)	(0.2)
Distribution to noncontrolling interest	(2.4)	(2.6)
Payments of debt issuance costs and original discount on borrowings	(0.1)	(0.1)
Repurchase of common stock	—	(5.4)
Net cash used in financing activities	(24.9)	(20.0)
Effect of exchange rate changes on cash and cash equivalents	0.3	(0.1)
Increase in cash and cash equivalents	1.2	0.6
Cash and cash equivalents at beginning of period	22.2	18.7
Cash and cash equivalents at end of period	$23.4	$19.3
Supplemental disclosures
Cash paid during the period for
Interest	$6.2	$6.9
Income taxes, net	$21.4	$11.8

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

During the third quarter 2017, the Company corrected reimbursed management contract revenue and reimbursed management contract expense for the previous periods presented, whereby, the Company had been overstating reimbursed management contract revenue and reimbursed management contract expense included within the Condensed Consolidated Statements of Income in equal and off-setting amounts. This correction resulted in the following: (i) a reduction of reimbursed management contract revenue of $11.9 million and $35.2 million and a reduction of reimbursed management contract expense by $11.9 million and $35.2 million for the three and nine months ended September 30, 2016, respectively, and (ii) a reduction of reimbursed management contract revenue of $24.4 million and a reduction reimbursed management contract expense of $24.4 million for the nine months ended September 30, 2017, which represents the correction of the over statement previously reported for the six-month period ended June 30, 2017. The correction had no impact to the Condensed Consolidated Balance Sheets, Statements of Income, Comprehensive Income or Cash Flows, except as described above and as it relates to reimbursed management contract revenue and reimbursed management contract expense. Management has evaluated the effects of the previous misstatements, both qualitatively and quantitatively, and concluded that these corrections were immaterial to any current or prior interim or annual periods that were affected.

In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2017 are not necessarily indicative of the results that might be expected for any other interim period or the fiscal year ended December 31, 2017. The financial statements presented in this report should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed on February 24, 2017.

Reclassifications

Certain reclassifications having no effect on the Condensed Consolidated Balance Sheets, Statements of Income, Comprehensive Income, earnings per share, total assets, or total liabilities have been made to the previously issued Condensed Consolidated Statements of Cash Flows to conform to the current periods presentation of the Company's Condensed Consolidated Financial Statements. Specifically, the Company reclassified its equity in earnings (losses) of unconsolidated entities from Other assets within the changes in operating assets and liabilities of the operating activities section of the Condensed Consolidated Statements of Cash Flows to Net equity in (earnings) losses of unconsolidated entities (net of distributions), which is a separate line within the operating activities section of the Condensed Consolidated Statements of Cash Flows.

Cash and cash equivalents

Cash equivalents represent funds temporarily invested in money market instruments with maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value. Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements were $0.4 million and $0.3 million as of September 30, 2017 and December 31, 2016, respectively, and are included within Cash and cash equivalents within the Condensed Consolidated Balance Sheets.

Financial Instruments

The carrying values of cash, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these financial instruments. Book overdrafts of $26.5 million and $36.5 million are included within Accounts payable within the Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, respectively. Long-term debt has a carrying value that approximates fair value because these instruments bear interest at variable market rates.

Equity Investments in Unconsolidated Entities

The Company has ownership interests in 32 active partnerships, joint ventures or similar arrangements that operate parking facilities, of which 24 are consolidated under the VIE or voting interest models and 8 are unconsolidated where the Company’s ownership interests range from 30-50 percent and for which there are no indicators of control. The Company accounts for such investments under the equity method of accounting, and its underlying share of each investee’s equity is included in Equity investments in unconsolidated entities within the Condensed Consolidated Balance Sheets. As the operations of these entities are consistent with the Company’s underlying core business operations, the equity in earnings of these investments are included in Parking services revenue—Lease contracts within the Condensed Consolidated Statements of Income. The equity in earnings in these related investments, which includes earnings of $8.5 million from for our proportionate share of the net gain of an equity method investees' sale of assets for the nine months September 30, 2017, was $0.6 million and $0.7 million for the three months ended September 30, 2017 and 2016, respectively and $10.6 million, and $1.8 million for the nine months ended September 30, 2017 and 2016, respectively.

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

Sale of Business

During the third quarter 2015, the Company signed an agreement to sell and subsequently sold portions of the Company’s security business primarily operating in the Southern California market to a third-party for a gross sales price of $1.8 million, which resulted in a gain on sale of business of $0.5 million, net of legal and other expenses. The assets under the sale agreement met the definition of a business as defined by ASC 805-10-55-4.  Cash consideration received during the third quarter 2015, net of legal and other expenses, was $1.0 million, with the remaining consideration for the sale of the business being classified as contingent consideration. Per the sales agreement, the contingent consideration was based on the performance of the business and retention of current customers over an eighteen-month period ending on February 2017. The contingent consideration was valued at fair value as of the date of sale of the business and resulted in the Company recognizing a contingent consideration receivable from the buyer in the amount of $0.5 million.  The buyer had sixty days from February 2017 to calculate and remit the remaining consideration. The Company received $0.6 million for the final earn out consideration from the buyer during the second quarter of 2017, which resulted in the Company recognizing an additional gain on sale of business of $0.1 million for the nine months ended September 30, 2017. See Note 6. Fair Value Measurement for the fair value of the contingent receivable as of December 31, 2016.

Interest Rate Swap Transactions

In October 2012, the Company entered into Interest Rate Swap transactions (collectively, the “Interest Rate Swaps”) with each of JPMorgan Chase Bank, N.A., Bank of America, N.A. and PNC Bank, N.A. in an initial aggregate Notional Amount of $150.0 million (the “Notional Amount”). The Interest Rate Swaps effectively fixed the interest rate on an amount of variable interest rate borrowings under the Company's credit agreements, originally equal to the Notional Amount at 0.7525% per annum plus the applicable margin rate for LIBOR loans under the Company's credit agreements, determined based upon the Company’s consolidated total debt to EBITDA ratio. The Notional Amount was subject to scheduled quarterly amortization that coincides with quarterly prepayments of principal under the Company's credit agreements. These Interest Rate Swaps are classified as cash flow hedges, and the Company assesses the effectiveness of the hedge on a monthly basis. The ineffective portion of the cash flow hedge was recognized in earnings as an increase of interest expense. As of September 30, 2017, no ineffectiveness of the hedge has been recognized in interest expense. The Interest Rate Swaps expired on September 30, 2017. See Note 6. Fair Value Measurement for the fair value of the interest rate swap as of December 31, 2016.

The Company does not enter into derivative instruments for any purpose other than for cash flow hedging purposes.

Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for share-based payment award transactions and their presentation in the financial statements. The new guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled, eliminating additional paid in capital ("APIC") pools. The guidance will also require companies to elect whether to account for forfeitures of share-based payments by (1) recognizing forfeitures of awards as they occur (e.g., when an award does not vest because the employee leaves the company) or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. These and other requirements of ASU 2016-09 were effective for interim and annual reporting periods beginning after December 15, 2016.

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

•
The Company recognized excess tax benefits of $0.1 million and $0.7 million for the three and nine months ended September 30, 2017, respectively, related to shares issued and settled with employees during the respective periods.

•
ASU 2016-09 also requires the presentation of excess tax benefits on the statement of cash flows as an operating activity on either a prospective or retrospective basis. The Company elected to apply this guidance on a prospective basis. Prior periods have not been adjusted to reflect this adoption.

•
There was no significant impact to diluted weighted average shares outstanding for purposes of calculating net income per common share-diluted for the three and nine months ended September 30, 2017, as a result of the adoption.

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

Accounting Pronouncements to be Adopted

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The ASU provides new guidance about income statement classification and eliminates the requirement to separately measure and report hedge ineffectiveness. The entire change in fair value for qualifying hedge instruments included in the effectiveness will be recorded in other comprehensive income (OCI) and amounts deferred in OCI will be reclassified to earnings in the same income statement line item in which the earnings effect of the hedged item is reported. The new guidance also amends the presentation and disclosure requirements. The intention is to more closely align hedge accounting with companies' risk management strategies, simplify the application of hedge accounting and increase transparency as to the scope and results of hedging programs. ASU 2017-12 is effective in fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted. The Company is currently assessing the impact of adopting this standard on the Company's financial position, results of operations, cash flows and financial statement disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 under current goodwill impairment test rules) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on the Step 1 analysis under current guidance). The standard will be applied prospectively and is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019 for public business entities ("PBEs") that meet the definition of a Securities and Exchange Commission ("SEC") filer (i.e., for any impairment test performed by calendar-year entities in 2020). Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company is currently assessing the impact of adopting this standard on the Company’s financial position, results of operations, cash flows and financial statement disclosures.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of a Business. Under ASU 2017-01, an entity first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set is not a business. If it’s not met, the entity then evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. Under current guidance, a business consists of (1) inputs, (2) processes applied to those inputs and (3) the ability to create outputs. ASU 2017-01 is effective for PBE's for fiscal years beginning after December 15, 2017, and interim periods within those years. The ASU will be applied prospectively to any transactions occurring within the period of adoption. The Company does not expect the adoption of this ASU to have a material impact on its financial position, results of operations, cash flows and financial statement disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. The guidance requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The guidance, which is based on a consensus of the Emerging Issues Task Force (EITF), is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on its financial position, results of operations, cash flows and financial statement disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 amends the guidance in ASC 230 related to the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of the ASU is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic. The amendment adds or clarifies several statement of cash flow classification issues including: (i) debt prepayment or debt extinguishment costs, (ii) settlement of certain zero-coupon debt instruments, (iii) contingent consideration payments, (iv) proceeds from the settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance policies, (vi) distributions received from equity method investments, (vii) beneficial interest in securitization transactions, and (viii) separately identifiable cash flows and application of the predominance principle. The standard is effective for interim and annual reporting periods beginning after December 15, 2017. The Company does not expect the adoption of this ASU to have a material impact on its financial position, results of operations, cash flows and financial statement disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard is effective for interim and annual reporting periods beginning after December 15, 2019. The Company is currently assessing the impact of adopting this standard on the Company’s financial position, results of operations, cash flows and financial statement disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-2 requires lessees to move most leases to the balance sheet and recognize expense, similar to current accounting guidance, on the income statement. Additionally, the classification criteria and the accounting for sales-type and direct financing leases is modified for lessors. Under ASU 2016-2, all entities will classify leases to determine: (i) lease-related revenue and expense and (ii) for lessors, amount recorded on the balance sheet. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with full retrospective application being prohibited. ASU 2016-2 is effective for interim and annual reporting periods beginning after December 15, 2018. These and other changes to accounting for leases under ASU 2016-02 are currently being evaluated by the Company for impacts to the Company's financial position, results of operations, cash flows and financial statement disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-1 amends various areas of the accounting for financial instruments. Key provisions of the amendment currently being evaluated by the Company require (i) equity investments to be measured at fair value (except those accounted for under the equity method), (ii) the simplification of equity investment impairment determination, (iii) certain changes to the fair value measurement of financial instruments measured at amortized cost, (iv) the separate presentation, in other comprehensive income, of the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (given certain conditions), and (v) the evaluation for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the Company's other deferred tax assets. ASU 2016-01 is effective for interim and annual reporting periods beginning after December 15, 2017. The Company does not expect the adoption of this ASU to have a material impact on its financial position, results of operations, cash flows and financial statement disclosures.

In May 2017, the FASB issued ASU No. 2017-10, Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services. ASU 2017-10 clarifies how operating entities should determine the customer of operation services for transactions within the scope of this guidance. US GAAP does not currently address how an operating entity should determine the customer of the operation services for transactions within the scope of Topic 853. The amendment eliminates diversity in practice by clarifying that the grantor is the customer of the operation services in all cases for those arrangements. The amendments in this update should be adopted at the same time as adoption of Topic 606, as defined further below. Early adoption is permitted. The Company is currently assessing the impact of adopting this standard on the Company's financial position, results of operations, cash flows and financial statement disclosures, in conjunction with the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Since the release of ASU 2014-09, the FASB has issued the following additional ASUs updating the topic:

•	In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers

•	In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients

•	In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing

•	In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).

•	In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date

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

The Company's process for implementing Topic 606 includes, but is not limited to, identifying contracts within the scope of the standard, identifying distinct performance obligations within each contract, and applying the new guidance for measuring and recognizing revenue, to each performance obligation. The Company is also evaluating new disclosure requirements and identifying appropriate changes to business processes and controls to support recognition and disclosure under the new guidance. ASU No. 2017-10, Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services issued in May 2017, clarified how operating entities should determine the customer of operation services for transactions within the scope of this guidance. The Company has determined that revenue generated from service concession arrangements, which are currently accounted for as leasing type of arrangements, will be accounted for under the guidance of Topic 606 upon adoption of Topic 853 and will be adopted concurrently with Topic 606. The Company expects that certain expenses related to these arrangements, primarily recorded within Cost of parking services, will be presented as a reduction of revenue upon adoption of Topic 853. The Company is currently evaluating the impact of this change to the Company's financial position, results of operations, cash flows and financial statement disclosures. The Company expects to complete the implementation assessment of Topic 606 and Topic 853 in the fourth quarter of 2017 and will adopt Topic 606 using the modified retrospective method.

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

Contracts Acquired in the Central Merger

Certain lease contracts acquired in the Central Merger (as defined below) include provisions allocating to the Company responsibility for the cost of certain structural and other repairs required to be made to the leased property, including improvement and repair costs arising as a result of ordinary wear and tear. The Company recorded nil and $0.1 million of costs for the three months ended September 30, 2017 and 2016, respectively, and $0.1 million and $0.4 million for the nine months ended September 30, 2017 and 2016, respectively, (net of expected recoveries of the total cost recognized by the Company through the applicable indemnity discussed further below and in Note 3. Central Merger and Restructuring, Merger and Integration Costs) in Cost of parking services—Lease contracts within the Condensed Consolidated Statements of Income for structural and other repair costs related to certain lease contracts acquired in the Central Merger, whereby the Company has expensed repair costs for certain leases and engaged third-party general contractors to complete certain structural and other repair projects, and other indemnity related costs. Based on information available at this time, the Company believes that it has completed and incurred all additional costs for certain structural and other repair costs for certain lease contracts acquired in the Central Merger ("Structural and Repair Costs"). Additionally and as further described in Note 3. Central Merger and Restructuring, Merger and Integration Costs, the Company settled all outstanding matters between the former Central stockholders and the Company.

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

Restructuring, Merger and Integration Costs

Since the Central Merger, the Company has incurred certain restructuring, acquisition and integration costs associated with the transaction that were expensed as incurred, which include:

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

An accrual for restructuring, merger and integration costs of $3.0 million (of which $2.2 million is included in Compensation and payroll withholdings, $0.1 million in Accrued expenses and $0.7 million in Other long-term liabilities within the Condensed Consolidated Balance Sheets) and $5.4 million (of which $3.6 million is included in Compensation and payroll withholdings, $0.3 million in Accrued expenses and $1.5 million in Other long-term liabilities within the Condensed Consolidated Balance Sheets) as of September 30, 2017 and December 31, 2016, respectively.
The aggregate costs associated with the restructuring, merger and integration costs are summarized in the following table:

	Three Months Ended		Nine Months Ended
(millions) (unaudited)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
General and administrative expenses	$—	$0.2	$1.1	$1.1
Depreciation and amortization	—	—	—	2.4
Total	$—	$0.2	$1.1	$3.5
4. Other Intangible Assets, net

The following presents a summary of other intangible assets, net:

		September 30, 2017 (unaudited)			December 31, 2016
(millions)	Weighted Average Life (Years)	Acquired Intangible Assets, Gross (1)	Accumulated Amortization	Acquired Intangible Assets, Net	Acquired Intangible Assets, Gross (1)	Accumulated Amortization	Acquired Intangible Assets, Net
Covenant not to compete	1.8	$0.9	$(0.9)	$—	$0.9	$(0.9)	$—
Trade names and trademarks	2.3	9.8	(9.7)	0.1	9.8	(9.6)	0.2
Proprietary know how	2.3	34.7	(34.6)	0.1	34.7	(32.6)	2.1
Management contract rights	11.7	81.0	(25.8)	55.2	81.0	(22.0)	59.0
Acquired intangible assets, net (2)	11.6	$126.4	$(71.0)	$55.4	$126.4	$(65.1)	$61.3

(1)  Excludes the original cost and accumulated amortization of fully amortized intangible assets.
(2)  Intangible assets have estimated useful lives between one and nineteen years.

	Three Months Ended		Nine Months Ended
(millions) (unaudited)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Amortization expense related to other intangible assets included in depreciation and amortization	$1.4	$3.8	$5.9	$11.4

5. Goodwill

The amounts for goodwill and changes to carrying value by operating segment are as follows:

(millions) (unaudited)	Region One	Region Two	Total
Balance as of December 31, 2016 (1)	$368.7	$62.7	$431.4
Foreign currency translation	0.3	—	0.3
Balance as of September 30, 2017	$369.0	$62.7	$431.7

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

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis and the basis of measurement at September 30, 2017 and December 31, 2016:

	Fair Value Measurement
	September 30, 2017 (unaudited)			December 31, 2016
(millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Prepaid expenses and other
Contingent consideration receivable	$—	$—	$—	$—	$—	$0.5
Interest rate swap	—	—	—	—	0.1	—
Total	$—	$—	$—	$—	$0.1	$0.5

Interest Rate Swaps

The Company seeks to minimize risks from interest rate fluctuations through the use of interest rate swap contracts and hedge only exposures in the ordinary course of business. Interest rate swaps are used to manage interest rate risk associated with our floating rate debt. The Company accounts for its derivative instruments at fair value, provided they meet certain documentary and analytical requirements to qualify for hedge accounting treatment. Hedge accounting creates the potential for an income statement match between the changes in fair values of derivatives and the changes in cost of the associated underlying transactions, in this case interest expense. Derivatives held by the Company are designated as hedges of specific exposures at inception, with an expectation that changes in the fair value will essentially offset the change in the underlying exposure. Discontinuance of hedge accounting is required whenever it is subsequently determined that an underlying transaction is not going to occur, with any gains or losses recognized in the Consolidated Statements of Income at such time, with any subsequent changes in fair value recognized currently in earnings. Fair values of derivatives are determined based on quoted prices for similar contracts. The effective portion of the change in fair value of the interest rate swap is reported in Accumulated other comprehensive income, a component of Stockholders' equity, and recognized as an adjustment to interest expense or other (expense) income, respectively, over the same period the related expenses are recognized in earnings. Ineffectiveness would occur when changes in the market value of the hedged transactions are not completely offset by changes in the market value of the derivative, and those related gains and losses on derivatives representing hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings when incurred. No ineffectiveness was recognized during the nine months ended September 30, 2017 and 2016. The Interest Rate Swaps expired on September 30, 2017.

Contingent Consideration Receivable

During the third quarter 2015, certain assets, which met the definition of a business, were sold to a third-party in an arms-length transaction (see also Note 1. Significant Accounting Policies and Practices for further detail on the sale of the business).  Under the sales agreement, 40% of the sale proceeds from the buyer was contingent in nature and scheduled to be received by the Company within sixty days of February 2017 or eighteen months from the date of the transaction; however, the buyer had sixty days from February 2017 to calculate and remit the remaining consideration, with the contingent consideration being based on financial and operational performance of the business sold. During the second quarter 2017, the Company received $0.6 million from the buyer for the final earn out consideration, which resulted in the Company recognizing an additional gain on sale of business of $0.1 million. The significant inputs historically used to derive the Level 3 fair value contingent consideration receivable was the probability of reaching certain revenue growth of the business sold and retention of current customers over an eighteen month period.  The fair value of the contingent receivable was $0.5 million as of December 31, 2016. There was no fair value of the contingent consideration receivable as of September 30, 2017.

Nonrecurring Fair Value Measurements

Certain assets are measured at fair value on a nonrecurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). Non-financial assets such as goodwill, intangible assets, and leasehold improvements, equipment and construction in progress are subsequently measured at fair value when there is an indicator of impairment and recorded at fair value only when impairment is recognized. The Company assesses the impairment of intangible assets annually or whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. The fair value of its goodwill and intangible assets is not estimated if there is no change in events or circumstances that indicate the carrying amount of an intangible asset may not be recoverable. There were no impairment charges for the nine months ended September 30, 2017 and 2016.

Financial Instruments Not Measured at Fair Value

The following presents the carrying amounts and estimated fair values of financial instruments not measured at fair value in the Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016:

	September 30, 2017 (unaudited)		December 31, 2016
(millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$23.4	$23.4	$22.2	$22.2
Long-term borrowings
Restated Credit Facility, net of original discount on borrowings and deferred financing costs	$172.0	$172.0	$193.4	$193.4
Other obligations	1.4	1.4	1.7	1.7

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

7. Borrowing Arrangements

Long-term borrowings, in order of preference, consist of:

		Amount Outstanding
(millions)	Maturity Date	September 30, 2017	December 31, 2016
		(unaudited)
Restated Credit Facility, net of original discount on borrowings and deferred financing costs	February 20, 2020	$172.0	$193.4
Other borrowings	Various	1.4	1.7
Total obligations under Restated Credit Facility and other borrowings		173.4	195.1
Less: Current portion of obligations under Restated Credit Facility and other borrowings		20.4	20.4
Total long-term obligations under Restated Credit Facility and other borrowings		$153.0	$174.7

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

The Company was in compliance with all covenants as of September 30, 2017.

As of September 30, 2017, the Company had $129.4 million of borrowing availability under the Restated Credit Agreement, of which the Company could have borrowed $129.4 million on September 30, 2017 and remained in compliance with the above described covenants as of such date. The additional borrowing availability under the Restated Credit Agreement is limited only as of the Company’s fiscal quarter-end by the covenant restrictions described above. At September 30, 2017, the Company had $51.6 million of letters of credit outstanding under the Restated Senior Credit Facility, with aggregate borrowings against the Restated Senior Credit Facility of $174.1 million (excluding debt discount of $0.9 million and deferred financing cost of $1.2 million).

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

Under this program, the Company has repurchased 305,183 shares of common stock through September 30, 2017 at an average price of $24.43 per share, resulting in $7.5 million in program-to-date purchases. No shares were repurchased during the nine months ended September 30, 2017.

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

The total deficiency repayments (net of payments made) to the State as of September 30, 2017 (unaudited) were as follows:

(millions)	2017
Balance at December 31, 2016	$9.9
Deficiency payments made	0.2
Deficiency repayment received	(1.9)
Balance at September 30, 2017	$8.2

The total deficiency repayments (net of payments made), interest and premium received and recorded for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended		Nine Months Ended
(millions) (unaudited)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Deficiency repayments	$0.5	$—	$1.7	$1.2
Interest	$—	$0.2	$0.2	$0.3
Premium	$—	$—	$0.2	$0.2

Deficiency payments made are recorded as an increase in Cost of parking services—management and deficiency repayments, interest and premium received are recorded as reductions to Cost of parking services—management. The reimbursement of principal, interest and premium are recognized when received. There were no amounts of estimated deficiency payments accrued as of September 30, 2017 and December 31, 2016, as the Company concluded that the potential for future deficiency payments did not meet the criteria of both probable and estimable.

In addition to the recovery of certain general and administrative expenses incurred, the Bradley Agreement provides for an annual management fee payment, which is based on operating profit tiers. The annual management fee is further apportioned 60% to the Company and 40% to an un-affiliated entity and the annual management fee will be paid to the extent funds are available for the trustee to make a distribution, and are paid after Guaranteed Payments (as defined in the Bradley Agreement), and after the repayment of all deficiency payments, including interest and premium. Cumulative management fees of approximately $17.5 million and $16.7 million have not been recognized as of September 30, 2017 and December 31, 2016, respectively, and no management fees were recognized as revenue for the nine months ended September 30, 2017 and 2016.

10. Stock-Based Compensation

Stock Grants

There were 16,428 and 32,180 authorized vested stock grants to certain directors for the nine months ended September 30, 2017 and 2016, respectively.

The table below shows the Company's stock-based compensation expense related to the vested stock grants for the three and nine months ended September 30, 2017 and 2016, respectively and is included in General and administrative expenses within the Condensed Consolidated Statements of Income.

	Three Months Ended		Nine Months Ended
(millions) (unaudited)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Stock-based compensation expense	$—	$—	$0.5	$0.7

Restricted Stock Units

During the nine months ended September 30, 2017, no restricted stock units were authorized by the Company. During the nine months ended September 30, 2017 and 2016, 4,399, and 1,415 restricted stock units vested, respectively. During the nine months ended September 30, 2017 and 2016, 4,537 and 4,124 restricted stock units, respectively, were forfeited under the Company's Amended and Restated Long-Term Incentive Plan and became available for reissuance.

The table below shows the Company's stock-based compensation expense related to the restricted stock units for the three and nine months ended September 30, 2017 and 2016, respectively, which is included in General and administrative expenses within the Condensed Consolidated Statements of Income.

	Three Months Ended		Nine Months Ended
(millions) (unaudited)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Stock-based compensation expense	$0.2	$0.2	$0.6	$0.6

As of September 30, 2017, there was $1.1 million of unrecognized stock-based compensation costs related to the restricted stock units that are expected to be recognized over a weighted average remaining period of approximately 2.3 years.

Performance Share Units

In September 2014, the Board of Directors authorized a performance-based incentive program under the Company’s Amended and Restated Long-Term Incentive Plan (“Performance-Based Incentive Program”), whereby the Company will issue performance share units to certain executive management individuals that represent shares potentially issuable in the future. The objective of the Performance-Based Incentive Program is to link compensation to business performance, encourage ownership of Company stock, retain executive talent, and reward executive performance. The Performance-Based Incentive Program provides participating executive management individuals with the opportunity to earn vested common stock if certain performance targets for pre-tax free cash flow are achieved over a three year performance period and recipients satisfy service-based vesting requirements. The stock-based compensation expense associated with unvested performance share units are recognized on a straight-line basis over the shorter of the vesting period or minimum service period and dependent upon the probable outcome of the number of shares that will ultimately be issued based on the achievement of pre-tax free cash flow over the cumulative three year period.  During the nine months ended September 30, 2017 and 2016, the Company granted 76,120 and 98,078 performance share units, respectively, to certain individuals within executive management.  During the nine months ended September 30, 2017 and 2016, 11,770 and 4,493, performance share units, respectively, were forfeited under the Amended and Restated Long-Term Incentive Plan and became available for reissuance.  As of September 30, 2017, 14,195 shares were vested related to certain participating executives being eligible for retirement.

The table below shows the Company's stock-based compensation expense related to the Performance-Based Incentive Program for the three and nine months ended September 30, 2017 and 2016, respectively, and is included in General and administrative expenses within the Condensed Consolidated Statements of Income.

	Three Months Ended		Nine Months Ended
(millions) (unaudited)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Stock-based compensation expense	$0.6	$0.5	$1.8	$1.5

Future compensation expense for currently outstanding awards under the Performance-Based Incentive Program could reach a maximum of $9.0 million. Stock-based compensation for the Performance-Based Incentive Program is expected to be recognized over a weighted average period of 1.8 years.

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

A reconciliation of the weighted average basic common shares outstanding to the weighted average diluted common shares outstanding is as follows:

	Three Months Ended		Nine Months Ended
(millions, except share and per share data) (unaudited)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net income attributable to SP Plus Corporation	$11.2	$7.0	$33.4	$13.5
Basic weighted average common shares outstanding	22,203,023	22,208,139	22,186,556	22,293,776
Dilutive impact of share-based awards	320,013	288,972	314,822	278,157
Diluted weighted average common shares outstanding	22,523,036	22,497,111	22,501,378	22,571,933
Net income per common share
Basic	$0.51	$0.31	$1.51	$0.60
Diluted	$0.50	$0.31	$1.48	$0.60

For the three and nine months ended September 30, 2017 and 2016, performance share units were excluded from the computation of weighted average diluted common share outstanding because the number of shares ultimately issuable is contingent on the Company's performance goals, which were not achieved as of the reporting dates.

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

12. Comprehensive Income

Comprehensive income consists of the following components, net of tax:

	Three Months Ended		Nine Months Ended
(millions) (unaudited)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net income	$12.0	$7.7	$36.0	$15.7
Effective portion of unrealized loss on cash flow hedge	(0.1)	0.2	—	(0.1)
Foreign currency translation gain (loss)	0.2	(0.1)	0.2	(0.1)
Comprehensive income	12.1	7.8	36.2	15.5
Less: Comprehensive income attributable to noncontrolling interest	0.8	0.7	2.6	2.2
Comprehensive income attributable to SP Plus Corporation	$11.3	$7.1	$33.6	$13.3

Accumulated other comprehensive loss is comprised of unrealized gains (losses) on cash flow hedges and foreign currency translation adjustments. The components of changes in accumulated comprehensive loss, net of tax, for the nine months ended September 30, 2017 were as follows:

(millions) (unaudited)	Foreign Currency Translation Adjustments	Effective Portion of Unrealized Gain (Loss) on Cash Flow Hedge	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2016	$(1.4)	$—	$(1.4)
Change in other comprehensive income	0.2	—	0.2
Balance at September 30, 2017	$(1.2)	$—	$(1.2)

13. Income Taxes

For the three months ended September 30, 2017, the Company recognized an income tax expense of $7.3 million on pre-tax earnings of $19.3 million compared to $5.1 million income tax expense on pre-tax earnings of $12.8 million for the three months ended September 30, 2016. For the nine months ended September 30, 2017, the Company recognized income tax expense of $21.3 million on pre-tax earnings of $57.3 million compared to income tax expense of $10.9 million on pre-tax earnings of $26.6 million for the nine months ended September 30, 2016. The effective tax rate was approximately was 37.2% for the nine months ended September 30, 2017 compared to approximately 41.0% for the nine months ended September 30, 2016. The effective tax rate for the nine months ended September 30, 2017 was lower than the nine months ended September 30, 2016 primarily due to additional 2017 year-to-date federal employer income tax credits recognized ($0.5 million) and the adoption of ASU 2016-09 and the related excess tax benefits now recognized as a reduction of income tax expense ($0.7 million).

As of September 30, 2017, the Company has not identified any uncertain tax positions that would have a material impact on the Company’s financial position. The Company recognizes potential interest and penalties related to uncertain tax positions, if any, in income tax expense.

The tax years that remain subject to examination for the Company’s major tax jurisdictions at September 30, 2017 are shown below:

2014 – 2016         United States — federal income tax
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

The business is managed based on regions administered by executive vice presidents. The following is a summary of revenues (excluding reimbursed management contract revenue) and gross profit by regions for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,				Nine Months Ended September 30,
(millions) (unaudited)	2017	Gross Margin %	2016	Gross Margin %	2017	Gross Margin %	2016	Gross Margin %
Parking Services Revenue
Region One
Lease contracts	$108.9		$104.9		$326.0		$316.6
Management contracts	62.5		61.1		190.1		185.5
Total Region One	171.4		166.0		516.1		502.1
Region Two
Lease contracts	32.0		31.2		96.6		93.7
Management contracts	22.2		20.6		66.4		69.1
Total Region Two	54.2		51.8		163.0		162.8
Other
Lease contracts	—		—		—		—
Management contracts	2.0		2.4		6.3		7.4
Total Other	2.0		2.4		6.3		7.4
Reimbursed management contract revenue	165.1		177.0		512.7		501.8
Total Parking Services Revenue	$392.7		$397.2		$1,198.1		$1,174.1
Gross Profit
Region One
Lease contracts	$7.8	7%	$8.8	8%	$28.9	9%	$25.3	8%
Management contracts	25.3	40%	24.4	40%	74.7	39%	70.7	38%
Total Region One	33.1		33.2		103.6		96.0
Region Two
Lease contracts	1.6	5%	1.5	5%	4.9	5%	4.0	4%
Management contracts	6.2	28%	6.2	30%	19.5	29%	18.0	26%
Total Region Two	7.8		7.7		24.4		22.0
Other
Lease contracts	0.5	—%	—	—%	1.8	—%	0.6	—%
Management contracts	4.5	225%	3.0	125%	14.1	224%	10.7	145%
Total Other	5.0		3.0		15.9		11.3
Total gross profit	$45.9		$43.9		$143.9		$129.3
General and administrative expenses	19.6		20.3		63.3		67.0
General and administrative expense percentage of gross profit	43%		46%		44%		52%
Depreciation and amortization	4.9		7.8		16.3		26.8
Operating income	21.4		15.8		64.3		35.5
Other expenses (income)
Interest expense	2.2		2.7		7.1		8.1
Interest income	(0.2)		(0.1)		(0.5)		(0.4)
Gain on sale of business	—		—		(0.1)		—
Equity in losses from investment in unconsolidated entity	0.1		0.4		0.5		1.2
Total other expenses (income)	2.1		3.0		7.0		8.9
Earnings before income taxes	19.3		12.8		57.3		26.6
Income tax expense	7.3		5.1		21.3		10.9
Net income	12.0		7.7		36.0		15.7
Less: Net income attributable to noncontrolling interest	0.8		0.7		2.6		2.2
Net income attributable to SP Plus Corporation	$11.2		$7.0		$33.4		$13.5

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

During the third quarter 2017, we corrected reimbursed management contract revenue and reimbursed management contract expense for the previous periods presented, whereby, the Company had been overstating reimbursed management contract revenue and reimbursed management contract expense included within the Condensed Consolidated Statements of Income in equal and off-setting amounts. This correction resulted in the following: (i) a reduction of reimbursed management contract revenue of $11.9 million and $35.2 million and a reduction of reimbursed management contract expense by $11.9 million and $35.2 million for the three and nine months ended September 30, 2016, respectively, and (ii) a reduction of reimbursed management contract revenue of $24.4 million and a reduction reimbursed management contract expense of $24.4 million for the nine months ended September 30, 2017, which represents the correction of the over statement previously reported for the six-month period ended June 30, 2017. The correction had no impact to the Condensed Consolidated Balance Sheets, Statements of Income, Comprehensive Income or Cash Flows, except as described above and as it relates to reimbursed management contract revenue and reimbursed management contract expense.

Important Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q is being filed by SP Plus Corporation (“we”, “SP Plus” or the “Company”) with the Securities and Exchange Commission (“SEC”) and contains forward-looking statements, which are based on our current assumptions and expectations, within the meaning of Section 27A of the Securities Act of 1933, as amended ("the Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements are typically accompanied by the words “expect,” “estimate,” “intend”, “will,” “predict,” “project,” “may,” “should,” “could,” “believe,” “would,” “might,” “anticipate,” or words of similar terms and phrases, but such words, terms and phrases are not the exclusive means of identifying such statements.  These forward looking statements are made based on management's expectations, beliefs and projections concerning future events and are subject to uncertainties and factors relating to operations and the business environment, all of which are difficult to predict and many of which are beyond management's control. These forward looking statements are not guarantees of future performance and there can be no assurance that our expectations, beliefs and projections will be realized.

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
We operate our clients’ properties through two types of arrangements: management contracts and leases. Under a management contract, we typically receive a base monthly fee for managing the facility, and we may also receive an incentive fee based on the achievement of facility performance objectives. We also receive fees for ancillary services. Typically, all of the underlying revenues and expenses under a standard management contract flow through to our clients rather than to us. However, some management contracts, which are referred to as “reverse” management contracts, usually provide for larger management fees and require us to pay various costs. Under lease arrangements, we generally pay to the property owner a fixed annual rent, a percentage of gross customer collections or a combination thereof. We collect all revenues under lease arrangements and we are responsible for most operating expenses, but we are typically not responsible for major maintenance, capital expenditures or real estate taxes. Margins for lease contracts vary significantly, not only due to operating performance, but also due to variability of parking rates in different cities and varying space utilization by parking facility type and location.  As of September 30, 2017, we operated 81% of our locations under management contracts and 19% under leases.

In evaluating our financial condition and operating performance, management’s primary focus is on our gross profit and total general and administrative expense. Although the underlying economics to us of management contracts and leases are similar, the manner in which we are required to account for them differs. Revenue from leases includes all gross customer collections derived from our leased locations (net of local parking taxes), whereas revenue from management contracts only includes our contractually agreed upon management fees and amounts attributable to ancillary services. Gross customer collections at facilities under management contracts, therefore, are not included in our revenue. Accordingly, while a change in the proportion of our operating agreements that are structured as leases versus management contracts may cause significant fluctuations in reported revenue and expense of parking services that change will not artificially affect our gross profit. For example, as of September 30, 2017, 81% of our locations were operated under management contracts and 75% of our gross profit for the nine months ended September 30, 2017 was derived from management contracts. Only 38% of total revenue (excluding reimbursed management contract revenue), however, was from management contracts because under those contracts the revenue collected from parking customers belongs to our clients. Therefore, gross profit and total general and administrative expense, rather than revenue, are management’s primary focus.

General Business Trends

We believe that sophisticated commercial real estate developers and property managers and owners recognize the potential for parking and related services to be a profit generator rather than a cost center. Often, the parking experience makes both the first and the last impressions on their properties' tenants and visitors. By outsourcing these services, they are able to capture additional profit by leveraging the unique operational skills and controls that an experienced parking management company can offer. Our ability to consistently deliver a uniformly high level of parking and related services, including the use of various technological enhancements, allows us to maximize the profit to our clients and improves our ability to win contracts and retain existing locations. Our focus on customer service and satisfaction is a key driver of our high location retention rate, which was approximately 92% and 87% for the twelve month periods ended September 30, 2017 and 2016, respectively.

Summary of Operating Facilities

We focus our operations in core markets where a concentration of locations improves customer service levels and operating margins. The following table reflects our facilities operated at the end of the periods indicated:

	September 30, 2017	December 31, 2016	September 30, 2016
Leased facilities	683	688	696
Managed facilities	2,964	2,966	2,993
Total facilities (1) (2)	3,647	3,654	3,689

(1) Includes partial ownership in two managed facilities acquired in the Central Merger.
(2) December 31, 2016 and September 30, 2016 facilities are adjusted for Click and Park locations due to the termination of the transition services agreement.

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

Results of Operations

Impacts of Recent Hurricanes

Although we have significant operations in the areas impacted by Hurricanes Harvey, Irma and Maria, our business and financial results were not significantly impacted. The estimated impact to the Company's results was a $0.7 million reduction in gross profit for the periods ended September 30, 2017. We continue to assess the impact of the damage caused by the hurricanes on our operations and insured property and currently do not expect the impacts of the named hurricanes to be significant. We currently believe that we will be entitled to recover the total amount of insured losses sustained as a result of the named hurricanes, less related deductibles, if any. As of September 30, 2017, no amounts have been recorded related to the deductible portion of our insurance programs that we expect to incur in connection with any hurricane-related insurance claim we may file.

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

The following is a summary of revenues (excluding reimbursed management contract revenue), cost of parking services (excluding reimbursed management contract expense) and gross profit by regions for the three and nine months ended September 30, 2017 and 2016:

Three Months Ended September 30, 2017 Compared to Three Months September 30, 2016

Segment revenue information is summarized as follows:

	Three Months Ended September 30,
	Region One		Region Two		Other		Total		Variance
(millions) (unaudited)	2017	2016	2017	2016	2017	2016	2017	2016	Amount	%
Lease contract revenue:
New locations	$12.1	$2.5	$0.7	$0.2	$—	$—	$12.8	$2.7	$10.1	374.1%
Contract expirations	7.1	13.0	—	1.2	—	—	7.1	14.2	(7.1)	(50.0)%
Same locations	87.0	87.4	31.3	29.8	—	—	118.3	117.2	1.1	0.9%
Conversions	2.7	2.0	—	—	—	—	2.7	2.0	0.7	35.0%
Total lease contract revenue	$108.9	$104.9	$32.0	$31.2	$—	$—	$140.9	$136.1	$4.8	3.5%
Management contract revenue:
New locations	$8.6	$5.5	$4.3	$2.0	$—	$—	$12.9	$7.5	$5.4	72.0%
Contract expirations	3.9	6.2	1.0	4.5	—	—	4.9	10.7	(5.8)	(54.2)%
Same locations	49.8	49.3	16.9	14.1	2.0	2.4	68.7	65.8	2.9	4.4%
Conversions	0.2	0.1	—	—	—	—	0.2	0.1	0.1	100.0%
Total management contract revenue	$62.5	$61.1	$22.2	$20.6	$2.0	$2.4	$86.7	$84.1	$2.6	3.1%

Revenue associated with same locations represents locations that have been operating for at least one year and operating for the entire period in the comparative period being presented. Revenue associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

Parking services revenue—lease contracts.  Lease contract revenue increased $4.8 million, or 3.5%, to $140.9 million for the three months ended September 30, 2017, compared to $136.1 million for the three months ended September 30, 2016. The increase in lease contract revenue resulted primarily from increases of $10.1 million from new locations, $1.1 million from same locations and $0.7 million from locations that converted from management contracts during the periods presented, partially offset by a $7.1 million decrease in revenue from contract expirations. Same location revenue increased $1.1 million, or 0.9%, primarily due to net increases in short term parking revenue, rental revenue and monthly parking revenue.

From a reporting segment perspective, lease contract revenue increased primarily due to new locations in regions one and two, same locations in region two and conversions in region one, partially offset by decreases in contract expirations in regions one and two and same locations in region one. The other region amounts in same location represent revenue not specifically identifiable to a region.

Parking services revenue—management contracts. Management contract revenue increased $2.6 million, or 3.1%, to $86.7 million for the three months ended September 30, 2017, compared to $84.1 million for the three months ended September 30, 2016.  The increase in management contract revenue resulted primarily from increases of $5.4 million from new locations, $2.9 million from same locations and $0.1 million from locations that converted from lease contracts during the periods presented, partially offset by a $5.8 million decrease in revenue from contract expirations. Same location revenue increased $2.9 million, or 4.4%, primarily due to change in contract terms for certain management contracts, whereby the contract terms converted from a management contract to a "reverse" management contract, which typically has higher management fees from the facility owner but requires us to pay certain operating costs associated with the facilities operation.

From a reporting segment perspective, management contract revenue increased primarily due to new locations in regions one and two, same locations in regions one and two and conversions in region one, partially offset by decreases in contract terminations in regions one and two and same locations in other. The other region amounts in same location represent revenue not specifically identifiable to a region.

Reimbursed management contract revenue. Reimbursed management contract revenue decreased $11.9 million, or 6.7%, to $165.1 million for the three months ended September 30, 2017, compared to $177.0 million for the three months ended September 30, 2016.

Segment cost of parking services information is summarized as follows:

	Three Months Ended September 30,
	Region One		Region Two		Other		Total		Variance
(millions) (unaudited)	2017	2016	2017	2016	2017	2016	2017	2016	Amount	%
Cost of parking services lease contracts:
New locations	$11.6	$2.4	$0.6	$0.2	$—	$—	$12.2	$2.6	$9.6	369.2%
Contract expirations	6.0	11.7	—	1.1	—	—	6.0	12.8	(6.8)	(53.1)%
Same locations	80.8	80.1	29.8	28.4	(0.5)	—	110.1	108.5	1.6	1.5%
Conversions	2.7	1.9	—	—	—	—	2.7	1.9	0.8	42.1%
Total cost of parking services lease contracts	$101.1	$96.1	$30.4	$29.7	$(0.5)	$—	$131.0	$125.8	$5.2	4.1%
Cost of parking services management contracts:
New locations	$4.3	$3.3	$4.3	$2.0	$—	$—	$8.6	$5.3	$3.3	62.3%
Contract expirations	2.8	3.7	0.9	3.6	—	—	3.7	7.3	(3.6)	(49.3)%
Same locations	30.1	29.7	10.8	8.8	(2.5)	(0.6)	38.4	37.9	0.5	1.3%
Conversions	—	—	—	—	—	—	—	—	—	—%
Total cost of parking services management contracts	$37.2	$36.7	$16.0	$14.4	$(2.5)	$(0.6)	$50.7	$50.5	$0.2	0.4%

Cost of parking services associated with same locations represents locations that have been operating for at least one year and operating for the entire period in the comparative period being present. Cost of parking services associated with contract expirations relates to contacts that have expired, however, we were operating the facility in the comparative period presented.

Cost of parking services—lease contracts.  Cost of parking services for lease contracts increased $5.2 million, or 4.1%, to $131.0 million for the three months ended September 30, 2017, compared to $125.8 million for the three months ended September 30, 2016.  The increase in cost of parking services for lease contracts resulted primarily from increases of $9.6 million from new locations, $1.6 million from same locations and $0.8 million from locations that converted from management contracts during the periods presented, partially offset by a decrease of $6.8 million from contract expirations. Same location costs increased $1.6 million, or 1.5%, primarily due to an increase in rent expense as a result of higher revenues for same locations and overall net operating costs, partially offset by unallocated insurance reserve adjustments/costs and other unallocated corporate items.

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

Cost of parking services—management contracts.  Cost of parking services for management contracts increased $0.2 million, or 0.4%, to $50.7 million for the three months ended September 30, 2017, compared to $50.5 million for the three months ended September 30, 2016. The increase in cost of parking services for management contracts resulted primarily from increases of $3.3 million from new locations and $0.5 million from same locations, partially offset by a decrease of $3.6 million from contract expirations. Same location costs increased $0.5 million, or 1.3%, primarily due to an increase in costs due to change in contract terms for certain management contracts, whereby the contract terms converted from a management contract to a "reverse" management contract, which typically have higher operating costs associated with the facilities operation but allow us to have a higher management fee from the facility owner and overall net operating costs, partially offset by unallocated insurance reserve adjustments/costs and other unallocated corporate items.

From a reporting segment perspective, cost of parking services for management contracts increased primarily from increases in new locations in regions one and two and same locations in regions one and two, partially offset by decreases in contract expirations in regions one and two and same locations in other. The other region amounts in same location represent costs not specifically identifiable to a region.

Reimbursed management contract expense. Reimbursed management contract expense decreased $11.9 million, or 6.7%, to $165.1 million for the three months ended September 30, 2017, compared to $177.0 million for the three months ended September 30, 2016.

Segment gross profit/gross profit percentage information is summarized as follows:

	Three Months Ended September 30,
	Region One		Region Two		Other		Total		Variance
(millions) (unaudited)	2017	2016	2017	2016	2017	2016	2017	2016	Amount	%
Gross profit lease contracts:
New locations	$0.5	$0.1	$0.1	$—	$—	$—	$0.6	$0.1	$0.5	500.0%
Contract expirations	1.1	1.3	—	0.1	—	—	1.1	1.4	(0.3)	(21.4)%
Same locations	6.2	7.3	1.5	1.4	0.5	—	8.2	8.7	(0.5)	(5.7)%
Conversions	—	0.1	—	—	—	—	—	0.1	(0.1)	—%
Total gross profit lease contracts	$7.8	$8.8	$1.6	$1.5	$0.5	$—	$9.9	$10.3	$(0.4)	(3.9)%
	(Percentages)
Gross profit percentage lease contracts:
New locations	4.1%	4.0%	14.3%	—%	—%	—%	4.7%	3.7%
Contract expirations	15.5%	10.0%	—%	8.3%	—%	—%	15.5%	9.9%
Same locations	7.1%	8.4%	4.8%	4.7%	—%	—%	6.9%	7.4%
Conversions	—%	5.0%	—%	—%	—%	—%	—%	5.0%
Total gross profit percentage	7.2%	8.4%	5.0%	4.8%	—%	—%	7.0%	7.6%
Gross profit management contracts:
New locations	$4.3	$2.2	$—	$—	$—	$—	$4.3	$2.2	$2.1	95.5%
Contract expirations	1.1	2.5	0.1	0.9	—	—	1.2	3.4	(2.2)	—%
Same locations	19.7	19.6	6.1	5.3	4.5	3.0	30.3	27.9	2.4	8.6%
Conversions	0.2	0.1	—	—	—	—	0.2	0.1	0.1	100.0%
Total gross profit management contracts	$25.3	$24.4	$6.2	$6.2	$4.5	$3.0	$36.0	$33.6	$2.4	7.1%
	(Percentages)
Gross profit percentage management contracts:
New locations	50.0%	40.0%	—%	—%	—%	—%	33.3%	29.3%
Contract expirations	28.2%	40.3%	10.0%	20.0%	—%	—%	24.5%	31.8%
Same locations	39.6%	39.8%	36.1%	37.6%	225.0%	125.0%	44.1%	42.4%
Conversions	100.0%	100.0%	—%	—%	—%	—%	100.0%	100.0%
Total gross profit percentage	40.5%	39.9%	27.9%	30.1%	225.0%	125.0%	41.5%	40.0%

Gross profit associated with same locations represents locations that have been operating for at least one year and operating for the entire period in the comparative period being present. Gross profit associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

Gross profit—lease contracts. Gross profit for lease contracts decreased $0.4 million, or 3.9%, to $9.9 million for the three months ended September 30, 2017, compared to $10.3 million for three months ended September 30, 2016. Gross profit percentage for lease contracts decreased to 7.0% for the three months ended September 30, 2017, compared to 7.6% for the three months ended September 30, 2016. Gross profit for lease contracts decreased as a result of decreases in gross profit for same locations, contract expirations, and locations that converted from management contracts during the periods presented, partially offset by increase in gross profit for new locations. Gross profit for same locations decreased primarily due to net decreases in rent expense as a result of higher revenues for same locations and overall net operating costs, partially offset by increases in short term parking revenue, rental revenue, monthly parking revenue and unallocated insurance reserve adjustments/costs and other unallocated corporate items.

From a reporting segment perspective, gross profit for lease contracts decreased primarily due to decreases in contract expirations in regions one and two, same locations in region one and conversions in region one, partially offset by increases in new locations in regions one and two and same locations in region two and other.

Gross profit—management contracts. Gross profit for management contracts increased $2.4 million, or 7.1%, to $36.0 million for the three months ended September 30, 2017, compared to $33.6 million for the three months ended September 30, 2016. Gross profit percentage for management contracts increased to 41.5% for three months ended September 30, 2017, compared to 40.0% for three months ended September 30, 2016. Gross profit for management contracts increased as a result of an increase in gross profit for new locations, same locations and locations that converted from lease contracts during the periods presented, partially offset by a decrease in gross profit for contract expirations. Gross profit for same locations increased primarily due to higher operating profits and unallocated insurance reserve adjustments/costs and other unallocated corporate items.

From a reporting segment perspective, gross profit for management contracts increased primarily from new locations in region one, same locations in regions one and two and other and conversions in region one, partially offset by decreases from contract expirations in regions one and two.

Although we have significant operations in the areas impacted by Hurricanes Harvey, Irma and Maria, our business and financial results were not significantly impacted. Our results were impacted by an estimated $0.7 million reduction in gross profit, primarily related to lease contracts, for the three months ended September 30, 2017.

General and administrative expenses. General and administrative expenses decreased $0.7 million, or 3.4%, to $19.6 million for the three months ended September 30, 2017, compared to $20.3 million for the three months ended September 30, 2016. The decrease in general and administrative expenses was primarily due to a decrease in performance-based compensation costs, a decrease in compensation and benefit costs related to prior year cost reduction initiatives, merger and integration costs (primarily related to severance and relocation costs in the prior year comparable period) and overall better expense control, partially offset by investments related to supporting our various initiatives, which include implementing a vertical market strategy and re-aligning the organization.

Depreciation and amortization. Depreciation and amortization decreased $2.9 million, or 37.2%, to $4.9 million for the three months ended September 30, 2017, compared to $7.8 million for the three months ended September 30, 2016. This decrease was primarily a result of accelerated depreciation of software during the three months ended September 30, 2016 and the three months ended September 30, 2017 did not include amortization of certain intangible assets as they were fully amortized during the fourth quarter of 2016.

Interest expense. Interest expense decreased $0.5 million, or 18.5%, to $2.2 million for the three months ended September 30, 2017, compared to $2.7 million for the three months ended September 30, 2016.  The decrease in interest expense was primarily related to reductions in amounts outstanding under our Restated Credit Facility, partially offset by an increase in average borrowing rates.

Interest income. Interest income was $0.2 million and $0.1 million for the three months ended September 30, 2017 and 2016, respectively.

Equity in losses from investment in unconsolidated entity. Equity in losses from investment in unconsolidated entity was $0.1 million and $0.4 million for the three months ended September 30, 2017 and 2016, respectively.

Income tax expense. Income tax expense increased $2.2 million, or 43.1%, to $7.3 million for the three months ended September 30, 2017, compared to $5.1 million for the three months ended September 30, 2016. Our effective tax rate was 37.7% for the three months ended September 30, 2017, compared to 39.8% for the three months ended September 30, 2016. The effective tax rate for the three months ended September 30, 2017 was lower primarily due to additional federal employer income tax credits recognized ($0.3 million) and the adoption of ASU 2016-09 and the related excess tax benefits now recognized as a reduction of income tax expense ($0.1 million). See Note 1. Significant Accounting Policies and Practices of the Condensed Consolidated Financial Statements for further discussion of the impact of ASU 2016-09.

Nine Months Ended September 30, 2017 Compared to Nine Months September 30, 2016

Segment revenue information is summarized as follows:

	Nine Months Ended September 30,
	Region One		Region Two		Other		Total		Variance
(millions) (unaudited)	2017	2016	2017	2016	2017	2016	2017	2016	Amount	%
Lease contract revenue:
New locations	$27.4	$3.8	$2.2	$0.2	$—	$—	$29.6	$4.0	$25.6	640.0%
Contract expirations	10.2	33.6	—	3.7	—	—	10.2	37.3	(27.1)	(72.7)%
Same locations	281.2	272.8	94.4	89.8	—	—	375.6	362.6	13.0	3.6%
Conversions	7.2	6.4	—	—	—	—	7.2	6.4	0.8	12.5%
Total lease contract revenue	$326.0	$316.6	$96.6	$93.7	$—	$—	$422.6	$410.3	$12.3	3.0%
Management contract revenue:
New locations	$28.3	$9.8	$10.9	$4.6	$—	$—	$39.2	$14.4	$24.8	172.2%
Contract expirations	6.3	20.1	2.4	20.4	—	—	8.7	40.5	(31.8)	(78.5)%
Same locations	155.1	155.3	53.1	44.1	6.3	7.4	214.5	206.8	7.7	3.7%
Conversions	0.4	0.3	—	—	—	—	0.4	0.3	0.1	33.3%
Total management contract revenue	$190.1	$185.5	$66.4	$69.1	$6.3	$7.4	$262.8	$262.0	$0.8	0.3%

Revenue associated with same locations represents locations that have been operating for at least one year and operating for the entire period in the comparative period being presented. Revenue associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

Parking services revenue—lease contracts.  Lease contract revenue increased $12.3 million, or 3.0%, to $422.6 million for the nine months ended September 30, 2017, compared to $410.3 million for the nine months ended September 30, 2016. The increase in lease contract revenue resulted primarily from increases of $25.6 million from new locations, $13.0 million from same locations and $0.8 million from locations that converted from management contracts during the periods presented, partially offset by a decrease of $27.1 million from contract expirations. Same location revenue increased $13.0 million, or 3.6%, primarily due to earnings of $8.5 million for our proportionate share of the net gain of an equity method investees' sale of assets and net increases in monthly parking revenue, rental revenue and short term revenue.

From a reporting segment perspective, lease contract revenue increased primarily due to new locations in regions one and two, same locations in regions one and two and conversions in region one, partially offset by decreases from contract expirations in regions one and two. The other region amounts in same location represent revenue not specifically identifiable to a region.

Parking services revenue—management contracts. Management contract revenue increased $0.8 million, or $0.3%, to $262.8 million for the nine months ended September 30, 2017, compared to $262.0 million for the nine months ended September 30, 2016.  The increase in management contract revenue resulted primarily from increases of $24.8 from new locations, $7.7 million from same locations and $0.1 million from locations that converted from lease contracts during the periods presented, partially offset by a decrease of $31.8 from contract expirations. Same location revenue increased $7.7 million, or 3.7%, primarily due to change in contract terms for certain management contracts, whereby the contract terms converted from a management contract to a "reverse" management contract, which typically has higher management fees from the facility owner but require us to pay certain operating costs associated with the facilities operation.

From a reporting segment perspective, management contract revenue increased primarily due to new locations in regions one and two, same locations in region two and conversions in region one, partially offset by decreases in contract expirations in regions one and two and same locations in region one and other. The other region amounts in same location represent revenues not specifically identifiable to a region.

Reimbursed management contract revenue. Reimbursed management contract revenue increased $10.9 million, or 2.2%, to $512.7 million for the nine months ended September 30, 2017, compared to $501.8 million for the nine months ended September 30, 2016.

Segment cost of parking services information is summarized as follows:

	Nine Months Ended September 30,
	Region One		Region Two		Other		Total		Variance
(millions) (unaudited)	2017	2016	2017	2016	2017	2016	2017	2016	Amount	%
Cost of parking services lease contracts:
New locations	$25.8	$3.6	$1.9	$0.2	$—	$—	$27.7	$3.8	$23.9	628.9%
Contract expirations	9.2	31.8	—	3.5	—	—	9.2	35.3	(26.1)	(73.9)%
Same locations	255.0	249.9	89.8	86.0	(1.8)	(0.6)	343.0	335.3	7.7	2.3%
Conversions	7.1	6.0	—	—	—	—	7.1	6.0	1.1	18.3%
Total cost of parking services lease contracts	$297.1	$291.3	$91.7	$89.7	$(1.8)	$(0.6)	$387.0	$380.4	$6.6	1.7%
Cost of parking services management contracts:
New locations	$15.9	$5.9	$10.6	$4.5	$—	$—	$26.5	$10.4	$16.1	154.8%
Contract expirations	4.6	13.0	2.0	19.2	—	—	6.6	32.2	(25.6)	(79.5)%
Same locations	94.8	95.8	34.3	27.4	(7.8)	(3.3)	121.3	119.9	1.4	1.2%
Conversions	0.1	0.1	—	—	—	—	0.1	0.1	—	—%
Total cost of parking services management contracts	$115.4	$114.8	$46.9	$51.1	$(7.8)	$(3.3)	$154.5	$162.6	$(8.1)	(5.0)%

Cost of parking services associated with same locations represents locations that have been operating for at least one year and operating for the entire period in the comparative period being present. Cost of parking services associated with contract expirations relates to contacts that have expired, however, we were operating the facility in the comparative period presented.

Cost of parking services—lease contracts.  Cost of parking services for lease contracts increased $6.6 million, or 1.7%, to $387.0 million for the nine months ended September 30, 2017, compared to $380.4 million for the nine months ended September 30, 2016.  The increase in cost of parking services for lease contracts resulted primarily from increases of $23.9 million from new locations, $7.7 million from same locations and $1.1 million from locations that converted from management contracts during the periods presented, partially offset by a decrease of $26.1 million from contract expirations. Same location costs increased $7.7 million, or 2.3%, primarily due to an increase in rent expense as a result of higher revenues for same locations and overall net operating costs, partially offset by unallocated insurance reserve adjustments/costs and other unallocated corporate items.

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

Cost of parking services—management contracts.  Cost of parking services for management contracts decreased $8.1 million, or 5.0%, to $154.5 million for the nine months ended September 30, 2017, compared to $162.6 million for the nine months ended September 30, 2016. The decrease in cost of parking services for management contracts resulted primarily from decreases of $25.6 million from contract expirations, partially offset by increases of $16.1 million from new locations and $1.4 million from same locations. Same location costs increased $1.4 million, or 1.2%, primarily due to an increase in costs due to change in contract terms for certain management contracts, whereby the contract terms converted from a management contract to a "reverse" management contract, which typically have higher operating costs associated with the facilities operation but allow us to have a higher management fee from the facility owner and overall net operating costs, partially offset by unallocated insurance reserve adjustments/costs and other unallocated corporate items.

From a reporting segment perspective, cost of parking services for management contracts decreased primarily from contract expirations in regions one and two, same locations in region one and other, partially offset by increases from new locations in regions one and two and same locations in region two. The other region amounts in same location represent costs not specifically identifiable to a region.

Reimbursed management contract expense. Reimbursed management contract expense increased $10.9 million, or 2.2%, to $512.7 million for the nine months ended September 30, 2017, compared to $501.8 million for the nine months ended September 30, 2016.

Segment gross profit/gross profit percentage information is summarized as follows:

	Nine Months Ended September 30,
	Region One		Region Two		Other		Total		Variance
(millions) (unaudited)	2017	2016	2017	2016	2017	2016	2017	2016	Amount	%
Gross profit lease contracts:
New locations	$1.6	$0.2	$0.3	$—	$—	$—	$1.9	$0.2	$1.7	850.0%
Contract expirations	1.0	1.8	—	0.2	—	—	1.0	2.0	(1.0)	(50.0)%
Same locations	26.2	22.9	4.6	3.8	1.8	0.6	32.6	27.3	5.3	19.4%
Conversions	0.1	0.4	—	—	—	—	0.1	0.4	(0.3)	(75.0)%
Total gross profit lease contracts	$28.9	$25.3	$4.9	$4.0	$1.8	$0.6	$35.6	$29.9	$5.7	19.1%
	(Percentages)
Gross profit percentage lease contracts:
New locations	5.8%	5.3%	13.6%	—%	—%	—%	6.4%	5.0%
Contract expirations	9.8%	5.4%	—%	5.4%	—%	—%	9.8%	5.4%
Same locations	9.3%	8.4%	4.9%	4.2%	—%	—%	8.7%	7.5%
Conversions	1.4%	6.3%	—%	—%	—%	—%	1.4%	6.3%
Total gross profit percentage	8.9%	8.0%	5.1%	4.3%	—%	—%	8.4%	7.3%
Gross profit management contracts:
New locations	$12.4	$3.9	$0.3	$0.1	$—	$—	$12.7	$4.0	$8.7	217.5%
Contract expirations	1.7	7.1	0.4	1.2	—	—	2.1	8.3	(6.2)	(74.7)%
Same locations	60.3	59.5	18.8	16.7	14.1	10.7	93.2	86.9	6.3	7.2%
Conversions	0.3	0.2	—	—	—	—	0.3	0.2	0.1	50.0%
Total gross profit management contracts	$74.7	$70.7	$19.5	$18.0	$14.1	$10.7	$108.3	$99.4	$8.9	9.0%
	(Percentages)
Gross profit percentage management contracts:
New locations	43.8%	39.8%	2.8%	2.2%	—%	—%	32.4%	27.8%
Contract expirations	27.0%	35.3%	16.7%	5.9%	—%	—%	24.1%	20.5%
Same locations	38.9%	38.3%	35.4%	37.9%	223.8%	144.6%	43.4%	42.0%
Conversions	75.0%	66.7%	—%	—%	—%	—%	75.0%	66.7%
Total gross profit percentage	39.3%	38.1%	29.4%	26.0%	223.8%	144.6%	41.2%	37.9%

Gross profit associated with same locations represents locations that have been operating for at least one year and operating for the entire period in the comparative period being presented. Gross profit associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

Gross profit—lease contracts. Gross profit for lease contracts increased $5.7 million, or 19.1%, to $35.6 million for the nine months ended September 30, 2017, compared to $29.9 million for nine months ended September 30, 2016. Gross profit percentage for lease contracts increased to 8.4% for the nine months ended September 30, 2017, compared to 7.3% for the nine months ended September 30, 2016. Gross profit for lease contracts increased as a result of increases in gross profit for new locations and same locations, partially offset by contract expirations and locations that converted from management contracts during the periods presented. Gross profit for same locations increased primarily due to earnings of $8.5 million for our proportionate share of the net gain of an equity method investees' sale of assets and a net increases in monthly parking revenue, rental revenue and short term parking revenue and decreased costs relating to certain unallocated insurance reserve adjustments/costs and other unallocated corporate items, partially offset by an increase in rent expense as a result of higher revenues for same locations and overall net operating costs.

From a reporting segment perspective, gross profit for lease contracts increased primarily due to increases in new locations in regions one and two, same locations in regions one and two and other, partially offset by decreases in contract expirations in regions one and two and conversions in region one.

Gross profit—management contracts. Gross profit for management contracts increased $8.9 million, or 9.0%, to $108.3 million for the nine months ended September 30, 2017, compared to $99.4 million for the nine months ended September 30, 2016. Gross profit percentage for management contracts increased to 41.2% for nine months ended September 30, 2017, compared to 37.9% for the nine months ended September 30, 2016. Gross profit for management contracts increased as a result of increases in gross profit for new locations, same locations and locations that converted from lease contracts during the periods presented, partially offset by decreases in contract expirations. Gross profit for same locations increased primarily due to higher operating profits and unallocated insurance reserve adjustments/costs and other unallocated corporate items.

From a reporting segment perspective, gross profit for management contracts increased primarily from new locations in region one and two, same locations in regions one and two and other and conversions in region one, partially offset by decreases in contract expirations in regions one and two.

Although we have significant operations in the areas impacted by Hurricanes Harvey, Irma and Maria, our business and financial results were not significantly impacted. Our results were impacted by an estimated $0.7 million reduction in gross profit, primarily related to lease contracts, for the nine months ended September 30, 2017.

General and administrative expenses. General and administrative expenses decreased $3.7 million, or 5.5%, to $63.3 million for the nine months ended September 30, 2017, compared to $67.0 million for the nine months ended September 30, 2016. The decrease in general and administrative expenses was due primarily to a decrease in compensation and benefit costs related to cost reduction initiatives, merger and integration costs (net of compensation and benefit costs for restructuring, merger and integration initiatives, primarily related to severance and relocation costs) and overall better expense control, partially offset by an increase in costs associated with an underwritten public offering of common stock by selling stockholders, which was a required expense of the Company pursuant to the Central Merger documentation, investments related to supporting our various initiatives, which include implementing a vertical market strategy and re-aligning the organization and an increase in performance-based compensation costs. Additionally, the nine months ended September 30, 2016 included costs related to the settlement of litigation with a former indirect controlling shareholder of the Company for $1.5 million, net of insurance recoveries.

Depreciation and amortization. Depreciation and amortization decreased $10.5 million, or 39.2%, to $16.3 million for the nine months ended September 30, 2017, compared to $26.8 million for the nine months ended September 30, 2016. This decrease was primarily a result of accelerated depreciation of software during the nine months ended September 30, 2016, and the nine months ended September 30, 2017 did not include amortization of certain intangible assets as they were fully amortized during the fourth quarter of 2016.

Interest expense. Interest expense decreased $1.0 million, or 12.3%, to $7.1 million for the nine months ended September 30, 2017, compared to $8.1 million for the nine months ended September 30, 2016.  The decrease in interest expense was primarily related to reductions in amounts outstanding under our Restated Credit Facility, partially offset by an increase in average borrowing rates.

Interest income. Interest income was $0.5 million and $0.4 million for the nine months ended September 30, 2017 and 2016, respectively.

Gain on sale of business. During the nine months ended September 30, 2017, we recognized $0.1 million of gain on sale of a portion of our security business primarily operating in the Southern California market. The Company received $0.6 million for the final earn out consideration from the buyer during the second quarter of 2017, which resulted in the Company recognizing an additional gain on sale of business of $0.1 million, as the Company's historical estimate for the fair value of earn-out consideration receivable was $0.5 million.

Equity in losses from investment in unconsolidated entity. Equity in losses from investment in unconsolidated entity was $0.5 million and $1.2 million for the nine months ended September 30, 2017 and 2016, respectively.

Income tax expense. Income tax expense increased $10.4 million, or 95.4%, to $21.3 million for the nine months ended September 30, 2017, compared to $10.9 million for the nine months ended September 30, 2016. Our effective tax rate was 37.2% for the nine months ended September 30, 2017, compared to 41.0% for the nine months ended September 30, 2016. The effective tax rate for the nine months ended September 30, 2017 was lower than the nine months ended September 30, 2016 primarily due to additional 2017 year-to-date federal employer income tax credits recognized ($0.5 million) and the adoption of ASU 2016-09 and the related excess tax benefits now recognized as a reduction of income tax expense ($0.7 million). See Note 1. Significant Accounting Policies and Practices of the Condensed Consolidated Financial Statements for further discussion of the impact of ASU 2016-09.

Liquidity and Capital Resources

Outstanding Indebtedness

On September 30, 2017, we had total indebtedness of approximately $173.4 million, a decrease of $21.7 million from December 31, 2016. The $173.4 million in total indebtedness as of September 30, 2017 includes:

▪	$172.0 million under our Restated Credit Facility, net of original discount on borrowings of $0.9 million and deferred financing costs of $1.2 million; and

▪	$1.4 million of other debt obligations, which includes capital lease obligations, obligations on seller notes and other indebtedness.

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

We were in compliance with all covenants as of September 30, 2017.

As of September 30, 2017, we had $129.4 million of borrowing availability under the Restated Credit Agreement, of which we could have borrowed $129.4 million on September 30, 2017 and remained in compliance with the above described covenants as of such date. The additional borrowing availability under the Restated Credit Agreement is limited only as of the Company’s fiscal quarter-end by the covenant restrictions described above. As of September 30, 2017, we had $51.6 million of letters of credit outstanding under the Restated Credit Facility, with aggregate borrowings against the Restated Credit Facility of $174.1 million (excluding original discount on borrowings of $0.9 million and deferred financing costs of $1.2 million).

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

Under this program, we repurchased 305,183 shares of common stock through September 30, 2017 at an average price of $24.43 per share, resulting in $7.5 million in program-to-date repurchases. No shares were repurchased during the nine months ended September 30, 2017.

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

Certain lease contracts acquired in the Central Merger include provisions allocating to us responsibility for the cost of certain structural and other repairs required to be made to the leased property, including improvement and repair costs arising as a result of ordinary wear and tear. We recorded nil and $0.1 million in costs during the three months ended September 30, 2017 and 2016, respectively, and $0.1 million and $0.4 million during the nine months ended September 30, 2017 and 2016, respectively, (net of expected recoveries of the total cost recognized by the Company through the applicable indemnity discussed further in Note 3. Central Merger and Restructuring, Merger and Integration Costs of our Condensed Consolidated Financial Statements) in Cost of parking services—Lease contracts within the Condensed Consolidated Statements of Income for structural and other repair costs related to certain lease contracts acquired in the Central Merger, whereby we have expensed repair costs for certain leases and engaged third-party general contractors to complete certain structural and other repair projects, and other indemnity related costs. Based on information available at this time, the Company believes that it has completed and incurred all additional costs for certain structural and other repair costs for certain lease contracts acquired in the Central Merger ("Structural and Repair Costs"). Additionally and as further described in Note 3. Central Merger and Restructuring, Merger and Integration Costs, the Company settled all outstanding matters between the former Central stockholders and the Company.

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

Interest Rate Swaps

On October 25, 2012, we entered into Interest Rate Swap transactions (collectively, the “Interest Rate Swaps”) with each of JPMorgan Chase Bank, N.A., Bank of America, N.A. and PNC Bank, N.A. in an initial aggregate Notional Amount of $150.0 million (the “Notional Amount”). The Interest Rate Swaps had a termination date of September 30, 2017. The Interest Rate Swaps effectively fixed the interest rate on an amount of variable interest rate borrowings under our credit agreements, originally equal to the Notional Amount at 0.7525% per annum plus the applicable margin rate for LIBOR loans under our credit agreements determined based upon our consolidated total debt to EBITDA ratio. The Notional Amount was subject to scheduled quarterly amortization that coincides with quarterly prepayments of principal under our credit agreements. These Interest Rate Swaps are classified as cash flow hedges, and we calculated the effectiveness of the hedge on a monthly basis. The ineffective portion of the cash flow hedge was recognized in earnings as an increase of interest expense. As of September 30, 2017, no ineffectiveness of the hedge has been recognized in interest expense. The Interest Rate Swaps expired on September 30, 2017. The fair value of the Interest Rate Swaps at December 31, 2016 was an asset of $0.1 million, and is included in the line item "Other assets, net" within the Condensed Consolidated Balance Sheets.

We do not enter into derivative instruments for any purpose other than for cash flow hedging purposes.

Deficiency Payments

Pursuant to our obligations with respect to the parking garage operations at Bradley International Airport, we are required to make certain deficiency payments for the benefit of the State of Connecticut and for holders of special facility revenue bonds. The deficiency payments represent contingent interest bearing advances to the trustee to cover operating cash flow requirements. As of September 30, 2017, we had made $8.2 million of cumulative deficiency repayments from the trustee, net of payments. Deficiency payments made are recorded as increases to cost parking services and the reimbursements are recorded as reductions to cost of parking services. We believe these advances to be fully recoverable and will recognize the principal, interest and premium payments related to these deficiency payments when they are received. We do not directly guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.

The total deficiency repayments (net of payments made), interest and premium received and recorded for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended		Nine Months Ended
(millions) (unaudited)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Deficiency repayments	$0.5	$—	$1.7	$1.2
Interest	$—	$0.2	$0.2	$0.3
Premium	$—	$—	$0.2	$0.2

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

Summary of Cash Flows

	Nine Months Ended
(millions) (unaudited)	September 30, 2017	September 30, 2016
Net cash provided by operating activities	$21.4	$30.6
Net cash provided by (used in) investing activities	$4.4	$(9.9)
Net cash used in financing activities	$(24.9)	$(20.0)

Operating Activities

Our primary sources of funds are cash flows from operating activities and changes in operating assets and liabilities.

Net cash provided by operating activities totaled $21.4 million for the nine months ended September 30, 2017. Cash provided by operating activities for the first nine months of 2017 included $46.0 million from operations; partially offset by changes in operating assets and liabilities that resulted in a use of $24.6 million. The net increase in operating assets and liabilities was a result of (i) an increase in notes and accounts receivable of $4.6 million due to timing of collections; (ii) a net decrease in prepaid and other assets of $1.6 million mainly due to prepaid payroll and annual software maintenance; (iii) a $14.1 million decrease in accounts payable due to timing of payments to our clients as described under "Daily Cash Collections"; and (iv) a $7.5 million net decrease in accrued liabilities primarily related to timing of payments including payment of our 2016 performance-based compensation accrual as well as a reduction in customer deposits and the reduction of insurance reserves.

Net cash provided by operating activities totaled $30.6 million for nine months ended September 30, 2016. Cash provided by operating activities for the first nine months of 2016 included $47.9 million from operations; partially offset by changes in operating assets and liabilities that resulted in a use of $17.3 million. The net increase in operating assets and liabilities resulted primarily from (i) an increase in notes and accounts receivable of $15.6 million due to timing of collections; (ii) a net increase in prepaid and other assets of $4.1 million due to prepaid operating expenses and an increase in our deferred tax asset; (iii) a $0.4 million net increase in accrued liabilities primarily related to timing of payments; and (iv) a $2.0 million increase in accounts payable due to timing of payments to our clients as described under "Daily Cash Collections".

Investing Activities

Net cash provided by investing activities totaled $4.4 million for the nine months ended September 30, 2017. Cash provided by investing activities for the nine months ended September 30, 2017 included (i) $8.4 million in proceeds received from the sale of an equity method investee's sale of assets; (ii) $0.9 million of proceeds from the sale of assets and contract terminations; and (iii) $0.6 million of proceeds received and relating to the final earn-out payment from buyer for the security business sold in 2015; offset by (iv) $4.9 million for capital investments needed to secure and/or extend lease facilities and investments in information system enhancements and infrastructure and (v) $0.6 million for cost of contract purchases.

Net cash used in investing activities totaled $9.9 million in the nine months ended September 30, 2016. Cash used in investing activities for the nine months ended September 30, 2016 included (i) $10.8 million for capital investments needed to secure and/or extend lease facilities and investments in information system enhancements and infrastructure; and (ii) $2.0 million for cost of contract purchases; offset by (iii) $2.9 million of proceeds from the sale of assets and contract terminations.

Financing Activities

Net cash used in financing activities totaled $24.9 million in the nine months ended September 30, 2017. Cash used in financing activities for the nine months ended September 30, 2017 included (i) $15.0 million for payments on the Restated Credit Facility term loan; (ii) net payments of $7.2 million on the Restated Credit Facility revolver; (iii) $2.4 million of distributions to noncontrolling interest; (iv) $0.2 million for payments on other long-term debt obligations; and (v) $0.1 million on payments for debt issuance costs.

Net cash used in financing activities totaled $20.0 million in the nine months ended September 30, 2016. Cash used in financing activities for the nine months ended September 30, 2016 included (i) net payments on the Restated Credit Facility revolver of $0.5 million; (ii) $2.6 million of distributions to noncontrolling interest; (iii) $11.2 million for payments on the Restated Credit Facility term loan; (iv) $0.2 million for payments on other long-term borrowings; (v) $0.1 million on payments for debt issuance costs; and (vi) $5.4 million on the repurchase of common stock.

Cash and Cash Equivalents

We had cash and cash equivalents of $23.4 million and $22.2 million at September 30, 2017 and December 31, 2016, respectively.  Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements were $0.4 million and $0.3 million as of September 30, 2017 and December 31, 2016, respectively, and are included within Cash and cash equivalents within the Condensed Consolidated Balance Sheets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Form 10-K for the year-ended December 31, 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we conducted an evaluation, under supervision and with the participation of management, including the chief executive officer, chief financial officer and corporate controller, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based upon that evaluation, our chief executive officer, chief financial officer and corporate controller concluded that our disclosure controls and procedures were effective as of September 30, 2017. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer, principal financial officer and principal accounting officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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
See Note 2. Legal and Other Commitments and Contingencies to the Condensed Consolidated Financial Statements included in Item 1. "Financial Statements" for disclosures related to the Holten Settlement reached in March 2016.
See Note 3. Central Merger and Restructuring, Merger and Integration Costs to the Condensed Consolidated Financial Statements included in Item 1. "Financial Statements" for disclosures related to the Settlement Agreement with former Central Stockholders in December 2016.
Item 1A. Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2. Unregistered Sales of Equity and Use of Proceeds

There were no sales or repurchases of stock in the three months ended September 30, 2017.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Index to Exhibits

Exhibit Number	Description

31.1*	Section 302 Certification dated November 2, 2017 for G Marc Baumann, Director, President and Chief Executive Officer (Principal Executive Officer).

31.2*	Section 302 Certification dated November 2, 2017 for Vance C. Johnston, Chief Financial Officer and Treasurer (Principal Financial Officer).

31.3*	Section 302 Certification dated November 2, 2017 for Kristopher H. Roy, Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer).

32**	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 2, 2017.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
*              Filed herewith
**         Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SP PLUS CORPORATION

Dated: November 2, 2017	By:	/s/ G MARC BAUMANN
G Marc Baumann
Director, President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 2, 2017	By:	/s/ VANCE C. JOHNSTON
Vance C. Johnston
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Dated: November 2, 2017	By:	/s/ KRISTOPHER H. ROY
Kristopher H. Roy
Senior Vice President, Corporate Controller
and Assistant Treasurer
(Principal Accounting Officer and Duly Authorized Officer)