Form 10-K
period 2017-12-31
SP Plus Corp
filed 2018-02-22
CIK 1059262

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
200 East Randolph Street, Suite 7700
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of June 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common stock held by nonaffiliates of the registrant was approximately $687.3 million. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.
As of February 22, 2018, there were 22,542,672 shares of common stock of the registrant outstanding.
____________________________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 8, 2018 are incorporated by reference into Part III of this Form 10-K. The 2018 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

SP PLUS CORPORATION

Forward-Looking Statements
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

PART I
Item 1.    Business
Our Company
We are one of the leading providers of parking management, ground transportation and other ancillary services to commercial, institutional and municipal clients in urban markets and airports across the United States, Canada and Puerto Rico. Our services include a comprehensive set of on-site parking management and ground transportation services, which include facility maintenance, event logistics services, security services, training, scheduling and supervising all service personnel as well as providing customer service, marketing, and accounting and revenue control functions necessary to facilitate the operation of our clients' facilities or events. We also provide a range of ancillary services such as airport and municipal shuttle operations, valet services, taxi and livery dispatch services and municipal meter revenue collection and enforcement services.
Acquisitions, Investment in Joint Venture and Sale of Business
In October 2014, we entered into an agreement to establish a joint venture with Parkmobile USA, Inc. ("Parkmobile USA") and contributed all of the assets and liabilities of our proprietary Click and Park® parking prepayment business in exchange for a 30% interest in the newly formed legal entity called Parkmobile, LLC ("Parkmobile"). Parkmobile is a leading provider of on-demand and prepaid transaction processing for on- and off-street parking and transportation services. The Parkmobile joint venture combined two parking transaction engines, with SP Plus contributing the Click and Park® parking prepayment systems, which enables consumers to reserve and pay for parking online in advance and Parkmobile USA contributing its on demand transaction engine that allows consumers to transact real-time payment for parking privileges in both on- and off-street environments. We account for our investment in the joint venture with Parkmobile under the equity method of accounting. On January 3, 2018, we closed a transaction to sell our entire 30% interest in Parkmobile to Parkmobile USA, Inc. for a gross sale price of $19.0 million and in the first quarter of 2018, we expect to recognize a pre-tax gain of approximately $10.1 million, net of closing costs.
In August 2015, we signed an agreement to sell and subsequently sold portions of our security business primarily operating in the Southern California market to a third-party for a gross sales price of $1.8 million, which resulted in a gain on sale of business of $0.5 million, net of legal and other expenses. The pre-tax profit for the operations of the security business was not significant to the periods presented herein. The Company received $0.6 million for the final earn-out consideration from the buyer during the second quarter of 2017, for which we recognized an additional gain of $0.1 million for the year ended December 31, 2017.
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

As of December 31, 2017, we operated approximately 82% of our locations under management contracts, and approximately 18% of our locations under leases. We held a partial ownership interest in one leased facility as of December 31, 2017 and two leased facilities as of December 31, 2016.
Our revenue is derived from a broad and diverse group of clients, industry vertical markets and geographies. Our clients include some of North America's largest private and public owners, municipalities, managers and developers of major office buildings, residential properties, commercial properties, shopping centers and other retail properties, sports and special event complexes, hotels, and healthcare facilities. No single client accounted for more than 9% of our revenue, net of reimbursed management contract revenue, or more than 3% of our gross profit for the year ended December 31, 2017. Additionally, we have built a diverse geographic footprint that as of December 31, 2017 included operations in 45 states, the District of Columbia and Puerto Rico, and municipalities, including New York, Los Angeles, Chicago, Boston, Washington D.C. and Houston, among others, and three Canadian provinces. Our strategy is focused on building scale and leadership positions in large, strategic markets in order to leverage the advantages of scale across a larger number of parking locations in a single market.
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
Our ability to innovate operations by integrating and incorporating appropriate technologies into our service lines allows us to further strengthen our relationships with clients, improve cost efficiency, enhance customer service and introduce new customer facing services. We also innovate through application of our in-house interactive marketing expertise and digital advertising to increase parking demand, development of electronic payment tools to increase customer convenience and streamline revenue processes, the use of advanced video and intercom services to enhance customer service to parking patrons 24-hours-a-day, the creation of our remote management services technology and operating center that enables us to remotely monitor facilities and parking operations, the use of our License Plate Recognition (LPR) system and video analytics for car counting, on-street enforcement and enhanced security and our proprietary Receivables Management (used for managing monthly parker billing and payment processing system) and centralized receivables system (CARS), also used for managing the monthly parker billing and payment process and providing a comprehensive and reliable billing of the parking-related provisions of multi-year commercial tenant leases.
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
As of December 31, 2017, we managed 3,623 parking facility locations containing approximately 2.0 million parking spaces in 350 cities, operated 76 parking-related service centers serving 70 airports, operated a fleet of approximately 700 shuttle buses carrying approximately 36.7 million passengers per year, operated 738 valet locations and employed a professional staff of approximately 20,800 people.
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

•
We provide ground transportation services, such as taxi and livery dispatch services, as well as concierge-type ground transportation information and support services for arriving passengers with transportation network companies.

•	We provide on-street parking meter collection and other forms of parking enforcement services.

•	We provide valet services, including vehicle staging, doorman/bellman services and valet tracking systems with text-for-car capabilities.

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
Our Competitive Strengths
We believe we have the following key competitive strengths:
A Leading Market Position with a Unique Value Proposition.   We are one of the leading providers of parking management, ground transportation and other ancillary services, to commercial, institutional, and municipal clients in the United States, Canada and Puerto Rico. We market and offer many of our services under our SP+ brand, which reflects our ability to provide customized solutions and meet the varied demands of our diverse client base and their wide array of property types. We can augment our parking services by providing our clients with related services through our SP+ Facility Maintenance, SP+ GAMEDAY, SP+ Transportation, SP+ Valet Services, SP+ Event Logistics and, in certain sections of the United States and Canada, SP+ Security service lines, thus enabling our clients to efficiently address various needs through a single vendor relationship. We believe our ability to offer a comprehensive range of services on a national basis is a significant competitive advantage and allows our clients to attract, service and retain customers, gain access to the breadth and depth of our service and process expertise, leverage our significant technology capabilities and enhance their parking facility revenue, profitability and cash flow.
Our Scale and Diversification.   Expanding our client base, industry vertical markets and geographic locations has enabled us to significantly enhance our operating efficiency over the past several years by standardizing processes and managing overhead. This also includes the ability to use our scale and purchasing power with vendors to drive cost savings and benefits to our client base.

•
Client Base.  Our clients include some of the nation's largest private and public owners, municipalities, managers and developers of major office buildings, residential properties, commercial properties, shopping centers and other retail properties, sports and special event complexes, hotels, and hospitals and medical centers.

•
Industry Vertical Markets.  We believe that our industry vertical market diversification, such as commercial, airports, colleges and universities, healthcare, municipalities, hospitality and event services, allows us to minimize our exposure to industry-specific seasonality and volatility. We believe that the breadth of end-markets we serve and the depth of services we offer to those end-markets provide us with a broader base of customers that we can target.

•	Geographic Locations. We have a diverse geographic footprint that includes operations in 45 states, the District of Columbia, Puerto Rico and three Canadian provinces as of December 31, 2017.
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
Predictable Business Model.    We believe that our business model provides us with a measure of insulation from broader economic cycles, because a significant portion of our combined locations operates on fixed-fee and reverse management fee management contracts that for the most part are not dependent upon the level of utilization of those parking facilities. Additionally, because we only have a partial ownership interest in two parking facilities, we have limited the risks of real estate ownership. We benefit further from a recurring revenue model reinforced by high location retention rates.
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
Our focus on customer service and satisfaction is a key driver of our high location retention rate, which was approximately 92% and 87% for the years ended December 31, 2017 and 2016, respectively.
Focus on Operational Safety Initiatives. Our culture and training programs continue to place a focus on various safety initiatives and disciplines throughout the organization, as we continue to develop an integrated approach for continuous improvement in our risk and safety programs. We have also dedicated significant resources to our risk and safety programs by providing comprehensive training for our employees, delivered primarily through the use of our web-based SP+ University™ learning management system and our SP+irit in Safety newsletters.
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
Increase Penetration in Our Current Industry Vertical Markets.    We believe that a significant opportunity exists for us to further expand our presence into certain industry vertical markets, such as colleges and universities, healthcare, and municipalities hospitality and events services. In order to effectively target these new markets, we have implemented a go-to-market strategy of aligning our business by industry vertical markets and branding our domain expertise through our SP+ operating division designations to highlight the specialized expertise, competencies and services that we provide to meet the needs of each particular industry and customer. Our developed SP+ brand, which emphasizes our specialized market expertise and distinguishes our ancillary service lines from traditional parking, includes a broad array of our operating divisions such as, SP+ Commercial Services, SP+ Airport Services, SP+ GAMEDAY, SP+ Healthcare Services, SP+ Hospitality Services, SP+ Municipal Services, SP+ Office Services, SP+ Residential Services, SP+ Retail Services, SP+ Valet Services and SP+ University Services, which further highlight the market-specific subject matter expertise that enables our professionals to meet the varied parking and transportation-related demands of those specific property types. Because our capabilities range beyond parking facility management, our SP+ Transportation, SP+ Facility Maintenance, and SP+ Event Logistics brands more clearly distinguish those service lines from the traditional parking services that we provide under our SP+ Parking, Standard Parking, Central Parking and USA Parking brands.
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
Pursue Opportunistic, Strategic Acquisitions.    The outsourced parking management industry remains highly fragmented and presents a significant opportunity for us. Given the scale in our existing operating platform, we have a demonstrated ability to successfully identify, acquire and integrate strategic acquisitions and investments, such as Central in 2012 and our former minority interest investment in Parkmobile in 2014. We will continue to selectively pursue acquisitions and joint venture investment opportunities that help us acquire scale or further enhance our service capabilities.
Grow and expand the Hospitality Business.    SP+ Hospitality is a leader in the valet industry, and management continues to believe there is significant opportunity to use SP+'s capabilities to further develop a national valet business. Our objective is to focus on the most important aspects of the valet business promptly upon obtaining a new location, from the first contact with a potential customer to the execution of our services. Given the importance of neat, clean and polite service, the success of our valet business is dependent upon ensuring that its valet associates deliver excellent service every day. To accomplish this objective, our SP+ University™ provides training to its valet associates. SP+ University™ continuously provides training to our valet professionals to become an integrated extension of our clients' staff and blend seamlessly into the overall hospitality experience.
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
We also place a specific focus on marketing and client relationship efforts that pertain to those clients having a large regional or national presence. Accordingly, we assign a dedicated executives to those clients to manage the overall client relationship, address any existing portfolio issues as well as to reinforce existing and develop new account relationships, and to take any other action that may further our business development interests.
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

We also face significant competition in our efforts to provide ancillary services such as shuttle bus services and on-street parking enforcement because of the number of large companies that specialize in these services.
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
Support Operations
We maintain regional and city offices throughout the United States, Canada and Puerto Rico in order to support approximately 20,800 employees and 3,623 locations. These offices serve as the centralized locations through which we provide the employees to staff our parking facilities as well as the on-site and support management staff to oversee those operations. Our administrative staff accountants are based in those same offices and facilitate the efficient, accurate and timely production and delivery of client deliverables, such as monthly reporting, etc. Having these all-inclusive operations and accounting teams located in regional and city offices throughout the United States, Canada and Puerto Rico allows us to add new locations in a seamless and cost-efficient manner.
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
Employees
As of December 31, 2017, we employed 20,800 individuals, including 13,100 full-time and 7,700 part-time employees and as of December 31, 2016, we employed 22,500 individuals, including 13,700 full-time and 8,800 part-time employees. Approximately 30% of our employees are covered by collective bargaining agreements and represented by labor unions. Various union locals represent parking attendants and cashiers in the following cities: Akron (OH), Baltimore, Birmingham, Boston, Buffalo, Burbank, Chicago, Cincinnati, Cleveland, Dallas, Denver, Detroit, Kansas City, Las Vegas, Long Beach (CA), Los Angeles, Manchester (NH), Meadowlands, Miami, New York City, Newark, Ontario (Canada), Philadelphia, Pittsburgh, Portland, Richmond, San Diego, San Francisco, San Jose, San Juan (Puerto Rico), Santa Monica, Seattle, Washington, DC. and Windsor Locks.
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
Several state and local laws have been passed in recent years that encourage car-pooling and the use of mass transit or impose certain restrictions on automobile usage. These types of laws have adversely affected our revenues and could continue to do so in the future. For example, the City of New York and Boston imposed restrictions in the wake of terrorist attacks, which included street closures, traffic flow restrictions and a requirement for passenger cars entering certain bridges and tunnels to have more than one occupant during the morning rush hour. It is possible that cities could enact new or additional measures such as higher tolls, increased taxes and vehicle occupancy requirements in certain circumstances, which could adversely impact us. We are also affected by zoning and use restrictions and other laws and regulations that are common to any business that deals with real estate.
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
We believe that competition is intense in the parking facility management, valet, transportation services and event management businesses, including other ancillary services that we offer. The low cost of entry into the parking facility management, valet, transportation services and event management businesses have led to strongly competitive, fragmented markets consisting of various sized entities, ranging from small local or single lot operators to large regional and national businesses and multi-facility operators, as well as governmental entities that choose not to outsource their parking operations. Competitors may be able to adapt more quickly to changes in customer requirements, devote greater resources to the promotion and sale of their services or develop technology that is as or more successful than our proprietary technology. We provide nearly all of our services under contracts, many of which are obtained through competitive bidding, and many of our competitors also have long-standing relationships with our clients. Providers of parking facility management services have traditionally competed on the basis of cost and quality of service. As we have worked to establish ourselves as principal members of the industry, we compete predominately on the basis of high levels of service and strong relationships. We may not be able to, or may choose not to, compete with certain competitors on the basis of price. As a result, a greater proportion of our clients may switch to other service providers or self-manage. Furthermore, these strong competitive pressures could impede our success in bidding for profitable business and our ability to increase prices even as costs rise, thereby reducing margins.
Changing consumer preferences may lead to a decline in parking demand, which could have a material adverse impact on our business, financial condition and results of operations.
Ride sharing services such as Uber and Lyft and car sharing services like Zipcar, along with the potential for driverless cars, may lead to a decline in parking demand in cities and urban areas. While we devote considerable effort and resources to analyze and respond to consumer preference and changes in the markets in which we operate, consumer preferences cannot be predicted with certainty and can change rapidly. Additionally, changes in consumer behaviors by using mobile phone applications and on-line parking reservation services that help drivers reserve parking with garage, lots and individual owner spaces cannot be predicted with certainty and could change current customers' parking preferences. If we are unable to anticipate and respond to trends in the consumer marketplace and the industry, including but not limited to market displacement by livery service companies, car sharing companies and changing technologies, it could constrain our business and have a material and adverse impact on our business, financial condition and results of operations.
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
We may have difficulty obtaining coverage for certain insurable risks or obtaining coverage for certain insurable risks at a reasonable cost, and we are subject to volatility associated with our high deductible / retention insured and self-insured programs including the possibility that changes in estimates of ultimate insurance losses could result in a material change against our operating results.
We use a combination of insured and self-insured programs to cover workers compensation, general liability, automobile liability, property damage and other insurable risks and provide liability and workers' compensation insurance coverage consistent with our obligations to our clients under our various management contracts and leases. We are responsible for claims in excess of our insurance policies' limits, and while we endeavor to purchase insurance coverage that is appropriate to our assessment of risk, we are unable to predict with certainty the frequency, nature or magnitude of claims or direct or consequential damages. We are obligated to reimburse our insurance carriers for, or pay directly, each loss incurred up to the amount of a specified deductible or self-insured retention amount. We also purchase property insurance that provides coverage for loss or damage to our property, and in some cases our clients' property, as well as business interruption coverage for lost operating income and certain associated expenses. The deductible or retention applicable to any given loss under the property insurance policies varies based upon the insured values and the peril that causes the loss. Our financial statements reflect our funding of all such obligations based upon guidance and evaluation received from third-party insurance professionals. There can be no assurance, however, that the ultimate amount of our obligations will not exceed the amount presently funded or accrued, in which case we would need to set aside additional funds to reserve for any such excess.
The determination of required insurance reserves is dependent upon significant actuarial judgments. We use the results of actuarial studies to estimate insurance rates and insurance reserves for future periods and adjust reserves as appropriate for the current year and prior years. Changes in insurance reserves as a result of periodic evaluations of the liabilities can cause swings in operating results that may not be indicative of the operations of our ongoing business. Actual experience related to our insurance reserves can cause us to change our estimates for reserves and any such changes may materially impact results, causing significant volatility in our operating results. Additionally, our obligations could increase if we receive a greater number of insurance claims, or if the severity of, or the administrative costs associated with, those claims generally increase.
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
Failure to comply with covenants or to meet payment obligations under our credit facility could result in an event of default which, if not cured or waived, could result in the acceleration of outstanding debt obligations.
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
Under various federal, state and local environmental laws, ordinances and regulations, current or previous owners or operators of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in their properties. This applies to properties we either own or operate. These laws typically impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. We may be potentially liable for such costs as a result of our operation of parking facilities. Additionally, we hold a partial ownership interest in four of these parking facilities, and companies that we acquired in previous years may have owned a large number of properties that we did not acquire. We may now be liable for such costs as a result of such previous and current ownership. In addition, from time to time we are involved in environmental issues at certain locations or in connection with our operations. The cost of defending against claims of liability, or remediation of a contaminated property, could have a material adverse effect on our business, financial condition and results of operations. In addition, several state and local laws have been passed in recent years that encourage carpooling and the use of mass transit. Laws and regulations that reduce the number of cars and vehicles being driven could adversely impact our business.
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
When one or more of our major collective bargaining agreements becomes subject to renegotiation or when we face union organizing drives, we may disagree with the union on important issues that, in turn, could lead to a strike, work slowdown or other job actions. There can be no assurance that we will be able to renew existing labor union contracts on acceptable terms. In such cases, there are no assurances that we would be able to staff sufficient employees for our short-term needs. A strike, work slowdown or other job action could in some cases disrupt us from providing services, resulting in reduced revenues. If declines in client service occur or if our clients are targeted for sympathy strikes by other unionized workers, contract cancellations could result. The result of negotiating a first time agreement or renegotiating an existing collective bargaining agreement could result in a substantial increase in labor and benefits expenses that we may be unable to pass through to clients. In addition, potential legislation could make it significantly easier for union organizing drives to be successful and could give third-party arbitrators the ability to impose terms of collective bargaining agreements upon us and a labor union if we are unable to agree with such union on the terms of a collective bargaining agreement. At December 31, 2017, approximately 30% of our employees were represented by labor unions and approximately 43% of our collective bargaining contracts are up for renewal in 2018, representing approximately 23% of our employees. In addition, at any given time, we may face a number of union organizing drives.
In addition, we make contributions to multi-employer benefit plans on behalf of certain employees covered by collective bargaining agreements, and we could be responsible for paying unfunded liabilities incurred by such benefit plans, which amount could be material.
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
Weather conditions, including fluctuations in temperatures, hurricanes, snow or severe weather storms, earthquakes, drought, heavy flooding, mud slides, large scale forest fires, natural disasters or acts of terrorism may result in reduced revenues and gross profit. Weather conditions, natural disasters and acts of terrorism may also cause economic dislocations throughout the country.

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
Because our business is affected by weather-related trends, typically in the first and fourth quarters of each year, our results may fluctuate from period to period, which could make it difficult to evaluate our business.
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
These factors have typically had negative impacts to our gross profit in the first and fourth quarters and could cause gross profit reductions in the future, either in the first and fourth quarters or other quarters. As a result of these seasonal affects, our revenue and earnings in the second, third and fourth quarters generally tend to be higher than revenue and earnings in the first quarter. Accordingly, you should not consider our first quarter results as indicative of results to be expected for any other quarter or for any full fiscal year. Fluctuations in our results could make it difficult to evaluate our business or cause instability in the market price of our common stock.
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
The rate of our expansion will depend in part on the availability of adequate capital, which in turn will depend in large part on cash flow generated by our business and the availability of equity and debt capital. In addition, our Restated Credit Facility contains provisions that restrict our ability to incur additional indebtedness and/or make substantial investments or acquisitions. As a result, we cannot assure you that we will have the ability to obtain adequate capital to expand our business.
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
We cannot predict with certainty what additional healthcare initiatives, if any, will be implemented at the federal or state level, or what the ultimate effect of The Health Care Reform Laws or any future legislation or regulation will have on us. In addition, it is possible that the U.S. President's Administration, U.S. Senate and U.S. Congress may seek to modify, repeal or otherwise invalidate all, or certain provisions of, the current health care reform legislation. Further, regardless of the prevailing political environment in the United States, if we are unable to raise the rates we charge our clients to cover expenses incurred due to the Health Care Reform Laws or other additional healthcare initiatives, our operating profit could be negatively impacted.
Changes in tax laws or rulings could materially affect our financial position, results of operations, and cash flows.
We are subject to income and non-income tax laws in the United States (federal, state and local) and other foreign jurisdictions, which include Canada and Puerto Rico. Changes in tax laws, regulations, tax rulings, administrative practices or changes in interpretations of existing laws, could materially affect our business. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change, with or without notice, and the effective tax rate could be affected by changes in the mix of earnings in countries with differing statutory tax rates or changes in tax laws or their interpretation, including the United States (federal, state and local), Canada and Puerto Rico. Our income tax expense, deferred tax assets and liabilities and our effective tax rates could be affected by numerous factors, including the relative amount of our foreign earnings, including earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates, the applicability of special tax regimes, losses incurred in jurisdictions for which we are not able to realize the related tax benefit, entry into new businesses or geographies, changes to our existing business and operations, acquisitions and investments and how they are financed and changes in the relevant tax, accounting and other laws regulation, administrative practices, principles and interpretations. Additionally, adverse changes in the underlying profitability and financial outlook of our operations or changes in tax law, as discussed above, could lead to changes in our valuation allowances against deferred tax assets on our consolidated balance sheets, which could materially affect our results of operations.
We are also subject to tax audits and examinations by governmental authorities in the United States (federal, state and local), Canada and Puerto Rico. The Company regularly assesses the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of its provision for taxes and there can be no assurance as to the outcome of such tax audits and examinations. Negative unexpected results from one or more such tax audits or examinations or our failure to sustain our reporting positions on examination could have an adverse effect on our results of operations and our effective tax rate.
Uncertainties in the interpretation and application of the 2017 Tax Cuts and Jobs Act could materially affect our tax obligations and effective tax rate.
On December 22, 2017, the U.S. Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was signed into law. The 2017 Tax Act includes significant changes to the corporate income tax system in the United States, including a federal corporate rate reduction from 35% to 21% and the transition of United States international taxation from a worldwide tax system to a territorial tax system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The 2017 Tax Act requires complex computations to be performed that were not previously required in U.S tax law, significant judgments to be made in interpretation of the provisions of the 2017 Tax Act and significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Department of Treasury, the Internal Revenue Service (IRS), foreign jurisdictions, state jurisdictions, and other standard-setting bodies could interpret or issue guidance on how provisions of the 2017 Tax Act will be applied or otherwise administered that is different than our interpretation. As we complete our analysis of the 2017 Tax Act, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to provisional amounts that we have recorded that may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made.
Additionally, foreign and state jurisdictions may enact tax laws in response to the 2017 Tax Act that could result in further changes to taxation and materially affect our financial position and results of operations.
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
Item 1B.    Unresolved Staff Comments
Not applicable.

Item 2.    Properties
Parking Facilities
We operate parking facilities in 45 states and the District of Columbia in the United States, Puerto Rico and three provinces of Canada. The following table summarizes certain information regarding facilities in which we operate as of December 31, 2017:

		# of Locations			# of Spaces
States/Provinces	Airports and Urban Cities	Airport	Urban	Total	Airport	Urban	Total
Alabama	Airport, Birmingham, and Mobile	1	45	46	1,074	8,462	9,536
Alberta	Calgary, Edmonton and Sherwood Park	—	8	8	—	1,348	1,348
Arizona	Glendale, Phoenix, Scottsdale and Tempe	—	19	19	—	18,254	18,254
California	Airports, Fresno, Glendale, Long Beach, Los Angeles, Newport Beach, Oakland, Riverside, Sacramento, San Francisco, San Jose, Santa Monica Stockton and other various cities	19	571	590	30,377	227,587	257,964
Colorado	Airport, Aurora, Boulder, Broomfield, Colorado Springs, Denver, Golden, Greenwood Village, Lakewood, Lone Tree, Westminster and other various cities	9	154	163	42,121	69,300	111,421
Connecticut	Airport, Bridgeport, Hartford, and Stamford	8	5	13	7,941	3,329	11,270
Delaware	Wilmington	—	5	5	—	1,634	1,634
District of Columbia	Washington	—	69	69	—	14,685	14,685
Florida	Airports, Boca Raton, Coral Gables, Ft. Lauderdale, Jacksonville, Miami, Miami Beach, Orlando, St. Petersburg, Tampa, West Palm Beach and other various cities	24	205	229	46,742	74,637	121,379
Georgia	Athens, Atlanta, Decatur, and Duluth	—	84	84	—	47,735	47,735
Hawaii	Airport, Aiea, Honolulu, Kihei, Lahaina, Wailuku and Waipahu	1	45	46	1,663	27,037	28,700
Idaho	Airport	1	—	1	883	—	883
Illinois	Airports, Bridgeview, Chicago, Elgin, Evanston, Forest Park, Harvey, Hegewisch, Oak Park, Rosemont, Schaumburg, and other various cities	14	347	361	39,116	136,679	175,795
Indiana	Indianapolis	—	2	2	—	570	570
Kansas	Lawrence and Topeka	—	3	3	—	926	926
Kentucky	Airport, Covington, Louisville, Frankfort and Lexington	6	37	43	16,807	14,940	31,747
Louisiana	Airports, Baton Rouge, Gretna, New Orleans, Shreveport and Westwego	7	51	58	10,324	15,418	25,742
Maine	Airports and Portland	3	7	10	3,081	2,759	5,840
Maryland	Airport, Annapolis, Baltimore, Bethesda, Chevy Chase, Ellicott City, Landover, Oxon Hill, Rockville and Towson	6	72	78	27,700	62,658	90,358
Massachusetts	Allston, Attleboro, Boston, Cambridge, Charlestown, Chelsea, Roxbury, Somerville, Springfield, Worcester and other various cities	—	116	116	—	35,112	35,112
Michigan	Airports, Birmingham, Detroit, Pontiac, and Warren	14	31	45	34,617	15,237	49,854
Minnesota	Minneapolis and St. Paul	—	37	37	—	10,328	10,328
Mississippi	Airport and Jackson	3	12	15	2,149	3,288	5,437
Missouri	Airports, Clayton, Kansas City, and St. Louis	7	69	76	25,136	28,319	53,455
Montana	Airports	2	2	4	3,611	—	3,611
Nebraska	Airport and Omaha	2	11	13	1,307	2,029	3,336
Nevada	Las Vegas	—	24	24	—	38,822	38,822
New Hampshire	Airport	5	—	5	6,236	—	6,236
New Jersey	Atlantic City, Bayonne, Camden, East Rutherford, Jersey City, Little Falls, New Brunswick, Newark, Paterson, Weehawken and other various cities	—	93	93	—	65,407	65,407
New Mexico	Airport and Albuquerque	1	7	8	—	3,440	3,440

		# of Locations			# of Spaces
States/Provinces	Airports and Urban Cities	Airport	Urban	Total	Airport	Urban	Total
New York	Airports, Bronx, Brooklyn, Buffalo, Flushing, Hamburg, Long Island City, Manhattan, Queens, Syracuse, White Plains and other various cities	7	232	239	11,985	65,401	77,386
North Carolina	Airports, Asheville, Carolina Beach, Charlotte, Durham, Greensboro, N Topsail Beach, Shelby, Wilmington, and Winston Salem	11	90	101	21,540	23,037	44,577
North Dakota	Airport	1	—	1	2,131	—	2,131
Ohio	Airports, Akron, Cincinnati, Cleveland, Columbus, Dayton, Lakewood, Marion, and Westerville	18	170	188	17,715	97,927	115,642
Oklahoma	Oklahoma City and Tulsa	—	28	28	—	7,453	7,453
Ontario	Ajax, Brampton, Cambridge, Kitchener, Mississauga, North York, Oshawa, Ottawa, Toronto and other various cities	—	69	69	—	29,849	29,849
Oregon	Airports, Corvallis, and Portland	8	18	26	19,133	9,364	28,497
Pennsylvania	Airports, Chester, Harrisburg, Lancaster, Norristown, Philadelphia, and Pittsburgh	1	67	68	1,114	54,067	55,181
Puerto Rico	Caguas, Carolina, Dorado, Guaynabo, Ponce, and San Juan	—	33	33	—	16,610	16,610
Quebec	Gatineau	—	8	8	—	4,647	4,647
Rhode Island	Airports, and Providence	7	3	10	9,027	722	9,749
South Carolina	Beaufort and Columbia	—	8	8	—	1,199	1,199
South Dakota	Airport	1	—	1	1,800	—	1,800
Tennessee	Airports, Germantown, Knoxville, Memphis and Nashville	4	70	74	10,197	15,181	25,378
Texas	Airports, Addison, Austin, Dallas, Ft. Worth, Houston, Irving, San Antonio, Waco, Woodlands and other various cities	43	211	254	53,729	128,243	181,972
Utah	Airport, Park City and Salt Lake City	10	14	24	14,769	4,777	19,546
Virginia	Airports, Arlington, Fairfax, Herndon, Newport News, Norfolk, Richmond, Vienna and various other cities	7	79	86	11,280	35,711	46,991
Washington	Airports, Bellevue, Seattle, Ridgefield, Spokane, and other various cities	3	89	92	2,348	37,251	39,599
West Virginia	Charleston and South Charleston	—	18	18	—	3,563	3,563
Wisconsin	Airports, Madison, Menomonee Falls and Milwaukee	3	28	31	4,646	14,026	18,672
	Totals	257	3,366	3,623	482,299	1,478,968	1,961,267
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
Settlement with Former Central Stockholders
See Note 2. Central Merger and Restructuring, Merger and Integration Costs to the Consolidated Financial Statements included in Part IV, Item 15. "Exhibits and Financial Statement Schedules" for disclosures related to the settlement with Former Central Stockholders reached in December 2016.
Holten Settlement
See Note 18. Legal Proceedings to the Consolidated Financial Statements included in Part IV, Item 15. "Exhibits and Financial Statement Schedules" for disclosures related to the Holten Settlement reached in March 2016.
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

	Sales Price
	2017		2016
Quarter Ended	High	Low	High	Low
March 31	$38.55	$27.05	$25.00	$20.67
June 30	$36.20	$28.10	$24.38	$20.41
September 30	$39.98	$29.60	$26.02	$22.47
December 31	$41.25	$35.50	$30.30	$22.60
Dividends
We did not pay a cash dividend in respect of our common stock in 2017 or 2016. By the terms of our Restated Credit Agreement, we can pay cash dividends on our capital stock while such facility is in effect. Any future dividends will be determined based on earnings, capital requirements, financial condition, and other factors considered relevant by our Board of Directors. There are no restrictions on the ability of our wholly owned subsidiaries to pay cash dividends to us.
Holders
As of February 22, 2018, we estimate that there were 2,200 registered holders of our common stock.
Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (Column A)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (Column B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by securities holders	513,599	$—	248,534
Equity compensation plans not approved by securities holders	—	—	—
Total	513,599	$—	248,534

Stock Repurchases

In May 2016, our Board of Directors authorized us to repurchase, on the open market, shares of our outstanding common stock in an amount not to exceed $30.0 million in aggregate. Purchases of our common stock may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with Rule 10b-18 and 10b5-1under the Securities Exchange Act of 1934 ("Exchange Act"). The share repurchase program does not obligate us to repurchase any particular amount of common stock, and has no fixed termination date. Under this program, we repurchased 305,183 shares of common stock through December 31, 2017, at an average price of $24.43, resulting in $7.5 million in program-to-date repurchases. The dollar value of shares that may yet be purchased under the program is $22.5 million.
Stock Performance Graph

	Years Ended December 31,
Company / Index	2012	2013	2014	2015	2016	2017
SP Plus Corporation	$100.00	$118.42	$114.73	$108.69	$128.01	$168.71
S&P 500 Index	$100.00	$132.39	$150.51	$152.59	$170.84	$208.14
S&P SmallCap 600 Commercial & Professional Services	$100.00	$147.74	$146.37	$148.26	$183.77	$205.57
The performance graph above shows the cumulative total stockholder return of our common stock for the period starting on December 31, 2012 to December 31, 2017. This performance is compared with the cumulative total returns over the same period of the Standard & Poor's 500 Index and the Standard & Poor's SmallCap 600 Commercial and Professional Services Index, which includes our direct competitor, ABM Industries Incorporated. The graph assumes that on December 31, 2012, $100 was invested in each of the other two indices, and assumes reinvestment of dividends. The stock performance shown in the graph represents past performance and should not be considered an indication of future performance.

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

	Year Ended December 31,
(millions)	2017	2016	2015	2014	2013
Statement of Income
Parking services revenue
Lease contracts	$563.1	$545.0	$570.9	$496.6	$489.6
Management contracts	348.2	346.8	350.3	338.3	347.3
	911.3	891.8	921.2	834.9	836.9
Reimbursed management contract revenue (1)	679.2	676.6	650.6	638.7	585.8
Total parking services revenue	1,590.5	1,568.4	1,571.8	1,473.6	1,422.7
Cost of parking services
Lease contracts	518.4	505.6	532.8	455.7	456.1
Management contracts	207.6	209.8	218.3	207.9	208.7
	726.0	715.4	751.1	663.6	664.8
Reimbursed management contract expense (1)	679.2	676.6	650.6	638.7	585.8
Total cost of parking services	1,405.2	1,392.0	1,401.7	1,302.3	1,250.6
Gross profit
Lease contracts	44.7	39.4	38.1	40.9	33.5
Management contracts	140.6	137.0	132.0	130.4	138.6
Total gross profit	185.3	176.4	170.1	171.3	172.1
General and administrative expenses	82.9	90.0	97.3	101.5	98.9
Depreciation and amortization	21.0	33.7	34.0	30.3	31.2
Operating income	81.4	52.7	38.8	39.5	42.0
Other expense (income)
Interest expense	9.2	10.5	12.7	17.8	19.0
Interest income	(0.6)	(0.5)	(0.2)	(0.4)	(0.6)
Gain on sale of a business	(0.1)	—	(0.5)	—	—
Gain on contribution of a business to an unconsolidated entity	—	—	—	(4.1)	—
Equity in losses from investment in unconsolidated entity	0.7	0.9	1.7	0.3	—
Total other expense (income)	9.2	10.9	13.7	13.6	18.4
Earnings before income taxes	72.2	41.8	25.1	25.9	23.6
Income tax expense (benefit)	27.7	15.8	4.8	(0.2)	8.8
Net income	44.5	26.0	20.3	26.1	14.8
Less: Net income attributable to noncontrolling interest	3.3	2.9	2.9	3.0	2.7
Net income attributable to SP Plus Corporation	$41.2	$23.1	$17.4	$23.1	$12.1
Per Share Data
Basic	$1.86	$1.04	$0.78	$1.05	$0.55
Diluted	$1.83	$1.03	$0.77	$1.03	$0.54
Balance sheet data (at end of year)
Cash and cash equivalents	$22.8	$22.2	$18.7	$18.2	$23.2
Total assets	762.9	778.6	784.1	823.1	858.5
Total debt	153.8	195.1	225.1	250.8	284.8
Total SP Plus Corporation stockholders' equity	$313.1	$268.4	$250.1	$229.8	$203.1

(1)
The Company corrected reimbursed management contract revenue and reimbursed management contract expense for the previous periods presented. The correction resulted in the following: (i) a reduction of reimbursed management contract revenue of $47.1 million, $44.1 million, $41.1 million and $44.1 million for the years December 31, 2016, 2015, 2014 and 2013, respectively, and (ii) a reduction of reimbursed management contract expense of $47.1 million, $44.1 million, $41.1 million and $44.1 million for the years December 31, 2016, 2015, 2014 and 2013, respectively. See Note 1. Significant Accounting Policies and Practices of the Consolidated Financial Statements, which is included in Part IV, Item 15. "Exhibits and Financial Statement Schedules."

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
This Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other parts of this Form 10-K contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as "future," "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "will," "would," "could," "can," "may," and similar terms. Forward-looking statements are not guarantees of future performance and the Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A. "Risk Factors" of this Form 10-K, which are incorporated herein by reference. The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Part II, Item 8. "Financial Statements and Supplementary Data" of this Form 10-K. Each of the terms the "Company" and "SP Plus" as used herein refers collectively to SP Plus Corporation and its wholly owned subsidiaries, unless otherwise stated. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.
Overview
Our Business
We provide parking management, ground transportation and other ancillary services to commercial, institutional and municipal clients in urban markets and airports across the United States, Canada and Puerto Rico. Our services include a comprehensive set of on-site parking management and ground transportation services, which include facility maintenance, event logistics services, security services, training, scheduling and supervising all service personnel as well as providing customer service, marketing, and accounting and revenue control functions necessary to facilitate the operation of our clients' facilities or events. We also provide a range of ancillary services such as airport and municipal shuttle operations, valet services, taxi and livery dispatch services and municipal meter revenue collection and enforcement services. We typically enter into contractual relationships with property owners or managers as opposed to owning facilities.
We operate our clients' properties through two types of arrangements: management contracts and leases. Under a management contract, we typically receive a base monthly fee for managing the facility, and we may also receive an incentive fee based on the achievement of facility performance objectives. We also receive fees for ancillary services. Typically, all of the underlying revenues and expenses under a standard management contract flow through to our clients rather than to us. However, some management contracts, which are referred to as "reverse" management contracts, usually provide for larger management fees and require us to pay various costs. Under lease arrangements, we generally pay to the property owner either a fixed annual rent, a percentage of gross customer collections or a combination thereof. We collect all revenues under lease arrangements and we are responsible for most operating expenses, but we are typically not responsible for major maintenance, capital expenditures or real estate taxes. Margins for lease contracts vary significantly, not only due to operating performance, but also due to variability of parking rates in different cities and varying space utilization by parking facility type and location. As of December 31, 2017, we operated 82% of our locations under management contracts and 18% under leases.
In evaluating our financial condition and operating performance, management's primary focus is on our gross profit and total general and administrative expenses. Although the underlying economics to us of management contracts and leases are similar, the manner in which we are required to account for them differs. Revenue from leases includes all gross customer collections derived from our leased locations (net of local parking taxes), whereas revenue from management contracts only includes our contractually agreed upon management fees and amounts attributable to ancillary services. Gross customer collections at facilities under management contracts, therefore, are not included in our revenue. Accordingly, while a change in the proportion of our operating agreements that are structured as leases versus management contracts may cause significant fluctuations in reported revenue and expense of parking services, that change will not artificially affect our gross profit. For example, as of December 31, 2017, 82% of our locations were operated under management contracts and 76% of our gross profit for the year ended December 31, 2017 was derived from management contracts. Only 38% of total revenue (excluding reimbursed management contract revenue), however, was from management contracts because under those contracts the revenue collected from parking customers belongs to our clients. Therefore, gross profit and total general and administrative expense, rather than revenue, are management's primary focus.
Investment in Joint Venture and Sale of Business
In October 2014, we entered into an agreement to establish a joint venture with Parkmobile USA and contributed all of the assets and liabilities of our proprietary Click and Park® parking prepayment business in exchange for a 30% interest in the newly formed legal entity called Parkmobile, LLC. Parkmobile is a leading provider of on-demand and prepaid transaction processing for on- and off-street parking and transportation services. The Parkmobile joint venture combines two parking transaction engines, with SP Plus contributing the Click and Park® parking prepayment systems, which enables consumers to reserve and pay for parking online in advance and Parkmobile USA contributing its on demand transaction engine that allows consumers to transact real-time payment for parking privileges in both on- and off-street environments. We account for our investment in the joint venture with Parkmobile under the equity method of accounting. On January 3, 2018, we closed a transaction to sell our entire 30% interest in Parkmobile to Parkmobile USA, Inc. for a gross sales price of $19.0 million and in the first quarter of 2018 we expect to recognize a pre-tax gain of approximately $10.1 million, net of closing costs.
In August 2015, we sold portions of our security business primarily operating in the Southern California market to a third-party for a gross sales price of $1.8 million, which resulted in a gain on sale of business of $0.5 million, net of legal and other expenses. The pre-tax profit for the operations of the sold business was not significant to the periods presented herein. We received $0.6 million for the final earn-out consideration from the buyer during the second quarter of 2017, for which we recognized an additional gain on sale of business of $0.1 million for the year ended December 31, 2017.
Summary of Operating Facilities
The following table reflects our facilities operated at the end of the years indicated:

	December 31,
	2017	2016	2015
Leased facilities (1)	667	688	713
Managed facilities (1) (2) (3)	2,956	2,966	3,129
Total facilities	3,623	3,654	3,842

(1)	Includes partial ownership in one leased facility for 2017 and two leased facilities for 2016 and 2015.

(2)	Adjusted to exclude managed facilities related to the security business primarily operating in the Southern California market for December 31, 2015.

(3)	December 31, 2016 and 2015 facilities are adjusted for Click and Park locations due to the termination of the transition service agreement.
Revenue
We recognize parking services revenue from lease and management contracts as the related services are provided. Substantially all of our revenues come from the following two sources:

•
Parking services revenue—lease.  Parking services revenues related to lease contracts consist of all revenue received at a leased facility, including parking receipts (net of parking tax), consulting and real estate development fees, gains on sales of contracts and payments for exercising termination rights.

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

•
"Other" consists of ancillary revenue that is not specifically identifiable to a region and certain unallocated items, such as and including prior year insurance reserve adjustments/costs and other corporate items.

Fiscal 2017 Compared to Fiscal 2016
The following tables are a summary of revenues (excluding reimbursed management contract revenue), cost of parking services (excluding reimbursed management contract expense) and gross profit by regions for the comparable years ended December 31, 2017 and 2016.
Segment revenue information is summarized as follows:

	Year Ended December 31,
	Region One		Region Two		Other		Total		Variance
(millions)	2017	2016	2017	2016	2017	2016	2017	2016	Amount	%
Lease contract revenue
New locations	$39.8	$7.1	$3.0	$0.9	$—	$—	$42.8	$8.0	$34.8	435.0%
Contract expirations	28.2	51.2	—	4.5	—	—	28.2	55.7	(27.5)	(49.4)%
Same locations	347.0	344.1	126.3	119.3	—	—	473.3	463.4	9.9	2.1%
Conversions	18.8	17.9	—	—	—	—	18.8	17.9	0.9	5.0%
Total lease contract revenue	$433.8	$420.3	$129.3	$124.7	$—	$—	$563.1	$545.0	$18.1	3.3%
Management contract revenue
New locations	$39.7	$16.4	$15.3	$7.0	$—	$—	$55.0	$23.4	$31.6	135.0%
Contract expirations	9.9	30.9	2.6	21.9	—	—	12.5	52.8	(40.3)	(76.3)%
Same locations	199.5	200.1	71.2	59.1	9.1	10.5	279.8	269.7	10.1	3.7%
Conversions	0.9	0.9	—	—	—	—	0.9	0.9	—	—%
Total management contract revenue	$250.0	$248.3	$89.1	$88.0	$9.1	$10.5	$348.2	$346.8	$1.4	0.4%
Revenue associated with same locations represents locations that have been operating for at least one year and operating for the entire period in the comparative period being presented. Revenue associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.
Parking services revenue—lease contract
Lease contract revenue increased $18.1 million, or 3.3%, to $563.1 million for the year ended December 31, 2017, compared to $545.0 million for the year-ago period. The increase resulted primarily from increases in revenue from new locations, same locations and locations that converted from management contracts during the year, partially offset by decreases in revenue from contract expirations. Revenue from contract expirations includes earnings of $8.5 million for our proportionate share of the net gain on an equity method investee's sale of assets. Same location revenue increased $9.9 million, or 2.1%, primarily due to an increase in monthly parking revenue, short term revenue, rental revenue and transient revenue.
From a reporting segment perspective, lease contract revenue increased primarily due to increases in revenue from new locations in regions one and two, same locations in regions one and two and conversions in region one. This was partially offset by decreases in revenue from contract expirations in regions one and two.
Parking services revenue—management contract
Management contract revenue increased $1.4 million, or 0.4%, to $348.2 million for the year ended December 31, 2017, compared to $346.8 million for the year-ago period. The increase resulted primarily from increases in revenue from new locations and same locations, partially offset by decreases in revenue from contract expirations and locations that converted from lease contracts during the year. Same location revenue increased $10.1 million, or 3.7%, primarily due to a change in contract terms for certain management contracts, whereby the contract terms converted from a management contract to a "reverse" management contract, which typically has higher management fees from the facility owner but requires us to pay certain operating costs associated with the facilities operation and net increases in management fees, partially offset by a decrease in other ancillary services.
From a reporting segment perspective, management contract revenue increased primarily due to increases in revenue from new locations in regions one and two and same locations in regions two. This was partially offset by decreases in revenue from contract expirations in regions one and two, same locations in region one and other and conversions in region one. Other amounts in same locations represent revenue not specifically identifiable to a region.
Reimbursed management contract revenue
Reimbursed management contract revenue increased $2.6 million, or 0.4%, to $679.2 million for the year ended December 31, 2017, compared to $676.6 million in the year-ago period. The slight increase resulted primarily from an increase in reimbursements for costs incurred on behalf of owners.

Segment cost of parking services information is summarized as follows:

	Year Ended December 31,
	Region One		Region Two		Other		Total		Variance
(millions)	2017	2016	2017	2016	2017	2016	2017	2016	Amount	%
Cost of parking services lease contracts:
New locations	$38.1	$6.7	$2.7	$0.8	$—	$—	$40.8	$7.5	$33.3	444.0%
Contract expirations	15.8	45.5	—	4.1	—	—	15.8	49.6	(33.8)	(68.1)%
Same locations	323.6	316.1	119.9	114.1	(2.2)	(1.1)	441.3	429.1	12.2	2.8%
Conversions	20.5	19.4	—	—	—	—	20.5	19.4	1.1	5.7%
Total cost of parking services lease contracts	$398.0	$387.7	$122.6	$119.0	$(2.2)	$(1.1)	$518.4	$505.6	$12.8	2.5%
Cost of parking services management contracts:
New locations	$23.2	$9.7	$14.7	$6.7	$—	$—	$37.9	$16.4	$21.5	131.1%
Contract expirations	6.0	19.3	2.1	20.3	—	—	8.1	39.6	(31.5)	(79.5)%
Same locations	123.7	123.4	46.1	36.4	(8.4)	(6.2)	161.4	153.6	7.8	5.1%
Conversions	0.2	0.2	—	—	—	—	0.2	0.2	—	—%
Total cost of parking services management contracts	$153.1	$152.6	$62.9	$63.4	$(8.4)	$(6.2)	$207.6	$209.8	$(2.2)	(1.0)%
Cost of parking services associated with same locations represents locations that have been operating for at least one year and operating for the entire period in the comparative period being presented. Cost of parking services associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.
Cost of parking services—lease contracts
Cost of parking services for lease contracts increased $12.8 million, or 2.5%, to $518.4 million for the year ended December 31, 2017, compared to $505.6 million for the year-ago period. The increase resulted primarily from increases in costs from new locations, same locations and locations that converted from management contracts during the year, partially offset by decreases in costs contract expirations. Same location costs increased $12.2 million, or 2.8%, primarily due to compensation and benefit costs and overall net operating costs and an increase in rent expense as a result of higher revenues for same locations, partially offset by unallocated insurance reserve adjustments/costs and other unallocated corporate items.
From a reporting segment perspective, cost of parking services for lease contracts increased primarily due to increases in costs from new locations in regions one and two, same locations in regions one and two and conversions in region one. This was partially offset by a decrease in costs from contract expirations in regions one and two and same locations in other. The other region amounts in same location represent costs not specifically identifiable to a region. Other amounts in same locations represent costs not specifically identifiable to a region.
Cost of parking services—management contracts
Cost of parking services for management contracts decreased $2.2 million, or 1.0%, to $207.6 million for the year ended December 31, 2017, compared to $209.8 million for the year-ago period. The decrease resulted primarily from decreases in costs from contract expirations, partially offset by increases in new locations and same locations. Same locations costs increased $7.8 million, or 5.1%, primarily due to a change in contract terms for certain management contracts, whereby the contract terms converted from a management contract to a "reverse" management contract, which typically have higher operating costs associated with the facilities operation but allow us to have a higher management fee from the owner, compensation and benefit costs and overall net operating costs, partially offset by lower costs related to ancillary services and unallocated insurance reserve adjustments/costs and other unallocated corporate items.
From a reporting segment perspective, cost of parking services for management contracts decreased primarily due to decreases in costs from contract expirations in regions one and two and same locations in other . This was partially offset by increases in costs from new locations in regions one and two and same locations in regions one and two. Other amounts in same locations represent costs not specifically identifiable to a region.
Reimbursed management contract expense
Reimbursed management contract expense increased $2.6 million, or 0.4%, to $679.2 million for the year ended December 31, 2017, compared to $676.6 million in the year-ago period. The slight increase resulted primarily from an increase in reimbursements for costs incurred on behalf of owners.

Segment gross profit/gross profit percentage information is summarized as follows:

	Year Ended December 31,
	Region One		Region Two		Other		Total		Variance
(millions)	2017	2016	2017	2016	2017	2016	2017	2016	Amount	%
Gross profit lease contracts:
New locations	$1.7	$0.4	$0.3	$0.1	$—	$—	$2.0	$0.5	$1.5	300.0%
Contract expirations	12.4	5.7	—	0.4	—	—	12.4	6.1	6.3	103.3%
Same locations	23.4	28.0	6.4	5.2	2.2	1.1	32.0	34.3	(2.3)	(6.7)%
Conversions	(1.7)	(1.5)	—	—	—	—	(1.7)	(1.5)	(0.2)	13.3%
Total gross profit lease contracts	$35.8	$32.6	$6.7	$5.7	$2.2	$1.1	$44.7	$39.4	$5.3	13.5%
	(Percentages)
Gross profit percentage lease contracts:
New locations	4.3%	5.6%	10.0%	11.1%	—%	—%	4.7%	6.3%
Contract expirations	44.0%	11.1%	—%	8.9%	—%	—%	44.0%	11.0%
Same locations	6.7%	8.1%	5.1%	4.4%	—%	—%	6.8%	7.4%
Conversions	(9.0)%	(8.4)%	—%	—%	—%	—%	(9.0)%	(8.4)%
Total gross profit percentage	8.3%	7.8%	5.2%	4.6%	—%	—%	7.9%	7.2%
Gross profit management contracts:
New locations	$16.5	$6.7	$0.6	$0.3	$—	$—	$17.1	$7.0	$10.1	144.3%
Contract expirations	3.9	11.6	0.5	1.6	—	—	4.4	13.2	(8.8)	(66.7)%
Same locations	75.8	76.7	25.1	22.7	17.5	16.7	118.4	116.1	2.3	2.0%
Conversions	0.7	0.7	—	—	—	—	0.7	0.7	—	—%
Total gross profit management contracts	$96.9	$95.7	$26.2	$24.6	$17.5	$16.7	$140.6	$137.0	$3.6	2.6%
	(Percentages)
Gross profit percentage management contracts:
New locations	41.6%	40.9%	3.9%	4.3%	—%	—%	31.1%	29.9%
Contract expirations	39.4%	37.5%	19.2%	7.3%	—%	—%	35.2%	25.0%
Same locations	38.0%	38.3%	35.3%	38.4%	192.3%	159.0%	42.3%	43.0%
Conversions	77.8%	77.8%	—%	—%	—%	—%	77.8%	77.8%
Total gross profit percentage	38.8%	38.5%	29.4%	28.0%	192.3%	159.0%	40.4%	39.5%
Gross profit associated with same locations represents locations that have been operating for at least one year and operating for the entire period in the comparative period being presented. Gross profit associated with contract expirations relates to contracts that have expired however, we were operating the facility in the comparative period presented.
Gross profit—lease contracts
Gross profit for lease contracts increased $5.3 million, or 13.5%, to $44.7 million for the year ended December 31, 2017, compared to $39.4 million for year-ago period. Gross profit for lease contracts increased primarily due to contract expirations and new locations, partially offset by same locations and locations that converted from management contracts during the year. Gross profit on contract expirations includes earnings of $8.5 million for our proportionate share of the net gain of an equity method investee's sale of assets. Gross profit on same locations decreased primarily due to a net increase in rent expense as a result of higher revenues for same locations, net increases in compensation and benefit costs and overall net operating costs, partially offset by net increases in monthly parking revenue, short term revenue, rental revenue, transient revenue and unallocated insurance reserve adjustments/costs and other unallocated corporate items.
From a reporting segment perspective, gross profit for lease contracts increased primarily due to new locations in regions one and two, contract expirations in region one and same locations in region two and other. This was partially offset by decreases in contract expirations in region two, same locations in region one and conversions in region one. Other amounts in same locations represent costs not specifically identifiable to a region.
Gross profit—management contracts
Gross profit for management contracts increased $3.6 million, or 2.6%, to $140.6 million for the year ended December 31, 2017, compared to $137.0 million in for the year-ago period. Gross profit for management contracts increases were primarily the result of new locations and same locations, partially offset by decreases in contract expirations and locations that converted from lease contracts during the year. Gross profit for management contracts increased on same locations primarily due to net increases in management fees and unallocated insurance reserve adjustments/costs and other unallocated corporate items, partially offset by net increases in compensation and benefit costs and overall net operating costs.
From a reporting segment perspective, gross profit for management contracts increased primarily due new locations in regions one and two and same locations in region two and other. This was partially offset by decreases in contract expirations in regions one and two, same locations in region one and conversions in region one. Other amounts in same locations represent costs not specifically identifiable to a region.

General and administrative expenses
General and administrative expenses decreased $7.1 million, or 7.9%, to $82.9 million for year ended December 31, 2017, compared to $90.0 million for the year-ago period. The decrease in General and administrative expenses primarily related to a decrease in compensation and benefit costs, restructuring, merger and integration costs, expected pay-out under our performance based compensation and long-term incentive compensation programs and overall better expense control.
Interest expense
Interest expense decreased $1.3 million, or 12.4%, to $9.2 million for the year ended December 31, 2017, as compared to $10.5 million for the year-ago period. This decrease resulted primarily from a decrease in average borrowing rates and reductions in borrowings under our Restated Credit Facility and Senior Credit Facility.
Interest income
Interest income was $0.6 million and $0.5 million for the years ended December 31, 2017 and 2016, respectively.
Gain on sale of a business
During 2017, we recognized a $0.1 million gain on the sale of a portion of our security business primarily operating in the Southern California market. We received $0.6 million for the final earn-out consideration from the buyer during the second quarter of 2017, for which we recognized an additional gain on sale of business of $0.1 million, as our historical estimate for the fair value of the earn-out consideration receivable was $0.5 million.
Equity in losses from investment in unconsolidated entity
Equity in losses from investment in unconsolidated entity relates to our investment in the joint venture with Parkmobile accounted for under the equity method of accounting and our share of equity earnings in the Parkmobile joint venture. Equity in losses from investment in unconsolidated entity was $0.7 million for the year ended December 31, 2017, as compared to $0.9 million in the year-ago period.
Income tax expense
For the year ended December 31, 2017, we recognized income tax expense of $27.7 million on earnings before income taxes of $72.2 million compared to a $15.8 million income tax expense on earnings before income taxes of $41.8 million for the year ended December 31, 2016. Our effective tax rate was 38.4%for the year ended December 31, 2017 compared to 37.8% for the year ended December 31, 2016. The $11.9 million increase in income tax expense was primarily due to an increase in earnings before income taxes for the year ended December 31, 2017, compared to December 31, 2016, and the net effect of changes to U.S. tax law.
On December 22, 2017, the U.S. Tax Cuts and Jobs Act of 2017 (the "2017 Tax Act") was signed into law. The Tax Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35.0% to 21.0% effective January 1, 2018, while also implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted. As a result of the 2017 Tax Act, we recorded $0.2 million of income tax expense in the fourth quarter of 2017. The provisional amount related to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future was a $1.6 million income tax benefit, which includes $1.2 million income tax expense related to an increase in the valuation allowance. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was $1.8 million income tax expense based on the cumulative foreign earnings of $14.1 million and our current best estimates. Additionally, we recorded a tax charge of $0.6 million as an additional provision for withholding taxes on undistributed earnings not considered to be permanently reinvested.

Fiscal 2016 Compared to Fiscal 2015
The following tables are a summary of revenues (excluding reimbursed management contract revenue), cost of parking services (excluding reimbursed management contract expense) and gross profit by regions for the comparable years ended 2016 and 2015.
Segment revenue information is summarized as follows:

	Year Ended December 31,
	Region One		Region Two		Other		Total		Variance
(millions)	2016	2015	2016	2015	2016	2015	2016	2015	Amount	%
Lease contract revenue:
New locations	$20.1	$4.2	$75.5	$71.8	$—	$—	$95.6	$76.0	$19.6	25.8%
Contract expirations	15.3	63.7	1.6	5.4	—	—	16.9	69.1	(52.2)	(75.5)%
Same locations	366.8	358.3	47.6	46.6	—	—	414.4	404.9	9.5	2.3%
Conversions	18.1	20.9	—	—	—	—	18.1	20.9	(2.8)	(13.4)%
Total lease contract revenue	$420.3	$447.1	$124.7	$123.8	—	—	$545.0	$570.9	$(25.9)	(4.5)%
Management contract revenue:
New locations	$40.5	$9.7	$13.7	$0.9	$—	$—	$54.2	$10.6	$43.6	411.3%
Contract expirations	11.6	36.1	16.0	45.4	—	—	27.6	81.5	(53.9)	(66.1)%
Same locations	195.3	192.2	58.3	54.2	10.5	11.1	264.1	257.5	6.6	2.6%
Conversions	0.9	0.7	—	—	—	—	0.9	0.7	0.2	28.6%
Total management contract revenue	$248.3	$238.7	$88.0	$100.5	$10.5	$11.1	$346.8	$350.3	$(3.5)	(1.0)%
Revenue associated with same locations represents locations that have been operating for at least one year and operating for the entire period in the comparative period being presented. Revenue associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.
Parking services revenue—lease contracts
Lease contract revenue decreased $25.9 million, or 4.5%, to $545.0 million for the year ended December 31, 2016, compared to $570.9 million for the year-ago period. The decrease resulted primarily from decreases in revenue from contract expirations and locations that converted from management contracts during the year, partially offset by increases in revenue from new locations and same locations. Same locations revenue increased $9.5 million, or 2.3%, primarily due to net increases in monthly parking revenue and transient revenue.
From a reporting segment perspective, lease contract revenue decreased primarily due to contract expirations in regions one and two and conversions in region one. This was partially offset by increases from new locations in regions one and two and same locations in regions one and two.
Parking services revenue—management contracts
Management contract revenue decreased $3.5 million, or 1.0%, to $346.8 million for the year ended December 31, 2016, compared to $350.3 million for the year-ago period. The decrease resulted primarily from decreases in revenue from contract expirations, partially offset by increases in revenue from new locations, same locations and locations that converted from lease contracts during the year. Same locations revenue increased $6.6 million, or 2.6%, primarily due to a net increase in management fees and other ancillary fees.
From a reporting segment perspective, management contract revenue decreased primarily due to decreases in revenue from contract expirations in regions one and two and same locations in other. This was partially offset by increases from new locations in regions one and two, same locations in regions one and two and conversions in region one. Other amounts in same locations represent revenue not specifically identifiable to a region.
Reimbursed management contract revenue
Reimbursed management contract revenue increased $26.0 million, or 4.0%, to $676.6 million for the year ended December 31, 2016, compared to $650.6 million in the year-ago period. This increase resulted primarily from an increase in reimbursements for costs incurred on behalf of owners.

Segment cost of parking services information is summarized as follows:

	Year Ended December 31,
	Region One		Region Two		Other		Total		Variance
(millions)	2016	2015	2016	2015	2016	2015	2016	2015	Amount	%
Cost of parking services lease contracts:
New locations	$19.6	$3.9	$73.8	$70.2	$—	$—	$93.4	$74.1	$19.3	26.0%
Contract expirations	15.2	60.5	1.6	5.2	—	—	16.8	65.7	(48.9)	(74.4)%
Same locations	336.0	327.5	43.6	43.0	(1.1)	3.1	378.5	373.6	4.9	1.3%
Conversions	16.9	19.4	—	—	—	—	16.9	19.4	(2.5)	(12.9)%
Total cost of parking services lease contracts	$387.7	$411.3	$119.0	$118.4	(1.1)	$3.1	$505.6	$532.8	$(27.2)	(5.1)%
Cost of parking services management contracts:
New locations	$25.5	$6.2	$12.5	$0.6	$—	$—	$38.0	$6.8	$31.2	458.8%
Contract expirations	8.5	24.5	16.1	44.5	—	—	24.6	69.0	(44.4)	(64.3)%
Same locations	118.3	114.1	34.8	30.5	(6.2)	(2.3)	146.9	142.3	4.6	3.2%
Conversions	0.3	0.2	—	—	—	—	0.3	0.2	0.1	50.0%
Total cost of parking services management contracts	$152.6	$145.0	$63.4	$75.6	$(6.2)	$(2.3)	$209.8	$218.3	$(8.5)	(3.9)%

Cost of parking services associated with same locations represents locations that have been operating for at least one year and operating for the entire period in the comparative period being presented. Cost of parking services associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.
Cost of parking services—lease contracts
Cost of parking services for lease contracts decreased $27.2 million, or 5.1%, to $505.6 million for the year ended December 31, 2016, compared to $532.8 million for the year-ago period. The decrease resulted primarily due to decreases in costs from contract expirations and locations that converted from management contracts during the year, partially offset by an increase in costs from new locations and same locations. Same location costs increased $4.9 million, or 1.3%, primarily due to net increases in rent expense as a result of higher revenues for same locations, partially offset by a decrease in structural and repair costs related to certain lease contracts acquired in the Central Merger.
From a reporting segment perspective, cost of parking services for lease contracts decreased primarily due to contract expirations in regions one and two, same locations in other and conversions in region one. This was partially offset by increases from new locations in regions one and two and same locations in regions one and two. Other amounts represent costs not specifically identifiable to a region.
Cost of parking services—management contracts
Cost of parking services for management contracts decreased $8.5 million, or 3.9%, to $209.8 million for the year ended December 31, 2016, compared to $218.3 million for the year-ago period. The decrease resulted primarily from decreases in costs from contract expirations, partially offset by increases in costs from new locations, same locations and locations that converted from lease contracts during the year. Same locations costs increased $4.6 million, or 3.2%, primarily due to increased revenues from ancillary services, partially offset by decreased costs relating to unallocated insurance reserve adjustments/costs and other unallocated corporate items.
From a reporting segment perspective, cost of parking services for management contracts decreased primarily due to contract expirations in regions one and two and same locations in other. This was partially offset by increases from new locations in regions and one two, same locations in regions one and two and conversions in region one. Other amounts represent costs not specifically identifiable to a region.
Reimbursed management contract expense
Reimbursed management contract expense increased $26.0 million, or 4.0%, to $676.6 million for the year ended December 31, 2016, compared to $650.6 million in the year-ago period. This increase resulted from an increase in reimbursements for costs incurred on behalf of owners.

Segment gross profit/gross profit percentage information is summarized as follows:

	Year Ended December 31,
	Region One		Region Two		Other		Total		Variance
(millions)	2016	2015	2016	2015	2016	2015	2016	2015	Amount	%
Gross profit lease contracts:
New locations	$0.5	$0.3	$1.7	$1.6	$—	$—	$2.2	$1.9	$0.3	15.8%
Contract expirations	0.1	3.2	—	0.2	—	—	0.1	3.4	(3.3)	(97.1)%
Same locations	30.8	30.8	4.0	3.6	1.1	(3.1)	35.9	31.3	4.6	14.7%
Conversions	1.2	1.5	—	—	—	—	1.2	1.5	(0.3)	(20.0)%
Total gross profit lease contracts	$32.6	$35.8	$5.7	$5.4	$1.1	$(3.1)	$39.4	$38.1	$1.3	3.4%
(Percentages)
Gross profit percentage lease contracts:
New locations	2.5%	7.1%	2.3%	2.2%	—%	—%	2.3%	2.5%
Contract expirations	0.7%	5.0%	—%	3.7%	—%	—%	0.6%	4.9%
Same locations	8.4%	8.6%	8.4%	7.7%	—%	—%	8.7%	7.7%
Conversions	6.6%	7.2%	—%	—%	—%	—%	6.6%	7.2%
Total gross profit percentage	7.8%	7.9%	4.6%	4.4%	—%	—%	7.2%	6.7%
Gross profit management contracts:
New locations	$15.0	$3.5	$1.2	$0.3	—	—	$16.2	$3.8	$12.4	326.3%
Contract expirations	3.1	11.6	(0.1)	0.9	—	—	3.0	12.5	(9.5)	(76.0)%
Same locations	77.0	78.1	23.5	23.7	16.7	13.4	117.2	115.2	2.0	1.7%
Conversions	0.6	0.5	—	—	—	—	0.6	0.5	0.1	20.0%
Total gross profit management contracts	$95.7	$93.7	$24.6	$24.9	$16.7	$13.4	$137.0	$132.0	$5.0	3.8%
(Percentages)
Gross profit percentage management contracts:
New locations	37.0%	36.1%	8.8%	33.3%	—%	—%	29.9%	35.8%
Contract expirations	26.7%	32.1%	(0.6)%	2.0%	—%	—%	10.9%	15.3%
Same locations	39.4%	40.6%	40.3%	43.7%	159.0%	120.7%	44.4%	44.7%
Conversions	66.7%	71.4%	—%	—%	—%	—%	66.7%	71.4%
Total gross profit percentage	38.5%	39.3%	28.0%	24.3%	159.0%	125.2%	39.5%	37.7%
Gross profit associated with same locations represents locations that have been operating for at least one year and operating for the entire period in the comparative period being presented. Gross profit associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.
Gross profit—lease contracts
Gross profit for lease contracts increased $1.3 million, or 3.4%, to $39.4 million for the year ended December 31, 2016, compared to $38.1 million for year-ago period. Gross profit for lease contracts increased primarily due to new locations and same locations, partially offset by decreases from contract expirations and locations that converted from management contracts during the year. Gross profit on same locations increased primarily due to an increase in revenue by monthly parkers and transient, partially offset by an increase in net operating costs, primarily driven by an increase in rent costs.
From a reporting segment perspective, gross profit for lease contracts increased primarily due to new locations in regions one and two and same locations in regions one and two and other, partially offset by decreases from contract expirations in regions one and two and conversions in region one.
Gross profit—management contracts
Gross profit for management contracts increased $5.0 million or 3.8%, to $137.0 million for the year ended December 31, 2016, compared to $132.0 million for the year-ago period. Gross profit for management contracts increased primarily due to new locations, same locations and locations that converted from lease contracts during the year, partially offset by decreases from contract expirations. Gross profit for same locations increased primarily due to net increases in revenues, partially offset by increased net operating costs.
From a reporting segment perspective, gross profit for management contracts increased primarily due to new locations in regions one and two and same locations in region two and other and conversions in region one, partially offset by decreases from contract expirations in regions one and two and same locations in region one.

General and administrative expenses
General and administrative expenses decreased $7.3 million, or 7.5%, to $90.0 million for year ended December 31, 2016, compared to $97.3 million for the year-ago period. The decrease in General and administrative expenses primarily related to a decrease in compensation and benefit costs, restructuring, merger and integration costs, and overall better expense control, partially offset by increases in expected pay-out under our performance based compensation and long-term incentive compensation programs, a $0.8 million charge related to the settlement of all outstanding matters between the Company and Central's former stockholders relating to the Central Merger and a $1.5 million charge, net of insurance recoveries, related to settling previous litigation with former indirect controlling shareholder of the Company.
Interest expense
Interest expense decreased $2.2 million, or 17.3%, to $10.5 million for the year ended December 31, 2016, as compared to $12.7 million for the year-ago period. This decrease resulted primarily from a decrease in average borrowing rates and reductions in borrowings under our Restated Credit Facility and Senior Credit Facility.
Interest income
Interest income was $0.5 million and $0.2 million for the years ended December 31, 2016 and 2015, respectively.
Gain on sale of a business
During 2015, we recognized a $0.5 million gain on the sale of a portion of our security business primarily operating in the Southern California market.
Equity in losses from investment in unconsolidated entity
Equity in losses from investment in unconsolidated entity relates to our investment in the Parkmobile joint venture accounted for under the equity method of accounting and our share of equity earnings in the Parkmobile joint venture. Equity in losses from investment in unconsolidated entity was $0.9 million for the year ended December 31, 2016, as compared to $1.7 million for the year ended December 31, 2015.
Income tax expense
For the year ended December 31, 2016, we recognized income tax expense of $15.8 million on earnings before income taxes of $41.8 million compared to a $4.8 million income tax expense on earnings before income taxes of $25.1 million for the year ended December 31, 2015. Our effective tax rate was 37.8% for the year ended December 31, 2016, compared to 19.1% for the year ended December 31, 2015. The $11.0 million increase in income tax expense was primarily due to a decrease in valuation allowance reversals recognized for historical net operating losses for the year ended December 31, 2015, when compared to the year ended December 31, 2016, and an increase in pre-tax income of the Company for the year ended December 31, 2016, compared to the year ended December 31, 2015.

Liquidity and Capital Resources
General
We continually project anticipated cash requirements for our operating, investing, and financing needs as well as cash flows generated from operating activities available to meet these needs. Our operating needs can include, among other items, commitments for cost of parking services, operating leases, payroll payments, insurance claims payments, interest payments and legal settlements. Our investing and financing spending can include payments for acquired businesses, joint ventures, capital expenditures, cost of contracts purchased, commitments for capital leases, distributions to noncontrolling interests and payments on our outstanding indebtedness.
Outstanding Indebtedness
As of December 31, 2017, we had total indebtedness of approximately $153.8 million, a decrease of $41.3 million from $195.1 million as of December 31, 2016. The $153.8 million includes:

•	$151.0 million under our Restated Credit Facility (as defined below); and

•	$2.8 million of other debt including capital lease obligations, obligations on seller notes and other indebtedness.
Senior Credit Facility
On October 2012, the Company entered into a credit agreement ("Credit Agreement") with Bank of America, N.A. ("Bank of America"), as administrative agent, Wells Fargo Bank, N.A. ("Wells Fargo Bank") and JPMorgan Chase Bank, N.A., as co-syndication agents, U.S. Bank National Association, First Hawaiian Bank and General Electric Capital Corporation, as co-documentation agents, Merrill Lynch, Pierce, Fenner & Smith Inc., Wells Fargo Securities, LLC and J.P. Morgan Securities LLC, as joint lead arrangers and joint book managers, and the lenders party thereto.
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
Borrowings under the Restated Credit Facility bear interest, at the Company's option, (i) at a rate per annum based on the Company's consolidated total debt to EBITDA ratio for the 12-month period ending as of the last day of the immediately preceding fiscal quarter, determined in accordance with the pricing levels set forth in the Restated Credit Agreement (the "Applicable Margin"), plus LIBOR or (ii) the Applicable Margin plus the highest of (x) the federal funds rate plus 0.5%, (y) the Bank of America prime rate and (z) a daily rate equal to LIBOR plus 1.0%. (the highest of (x), (y) and (z), the "Base Rate"), except that all swing-line loans will bear interest at the Base Rate plus the Applicable Margin.
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
We were in compliance with all our covenants as of December 31, 2017.
As of December 31, 2017, we had $148.7 million of borrowing availability under the Restated Credit Agreement, of which we could have borrowed $148.7 million on December 31, 2017 and remained in compliance with the above described covenants as of such date. Our borrowing availability under the Restated Credit Agreement is limited only as of our fiscal quarter-end by the covenant restrictions described above. At December 31, 2017, we had $48.5 million letters of credit outstanding under the Restated Credit Facility and borrowings against the Restated Credit Facility aggregated $152.8 million (excluding debt discount of $0.8 million and deferred financing costs of $1.0 million).
Interest Rate Swaps
In October 2012, we entered into interest rate swap transactions (collectively, the "Interest Rate Swaps") with each of JPMorgan Chase Bank, N.A., Bank of America, N.A. and PNC Bank, N.A. in an initial aggregate notional amount of $150.0 million (the "Notional Amount"). The Interest Rate Swaps effectively fixed the interest rate on an amount of variable interest rate borrowings under our credit agreements, originally equal to the Notional Amount at 0.7525% per annum plus the applicable margin rate for LIBOR loans under our credit agreements determined based upon our consolidated total debt to EBITDA ratio. The Notional Amount was subject to scheduled quarterly amortization that coincided with quarterly prepayments of principal under our credit agreements. These Interest Rate Swaps were classified as cash flow hedges, and we calculated the effectiveness of the hedge on a monthly basis. The ineffective portion of the cash flow hedge was recognized in earnings as an increase of interest expense. As of December 31, 2017, no ineffective portion of the cash flow had been recognized in earnings within interest expense. The fair value of the Interest Rate Swaps at December 31, 2016 was a $0.1 million asset and included in the line item "Other assets, net" within the Consolidated Balance Sheets, included in Part IV, Item 15. "Exhibits and Financial Statement Schedules". The Interest Rate Swaps expired on September 30, 2017.
We do not enter into derivative instruments for any purpose other than cash flow hedging purposes.
Stock Repurchases
In May 2016, our Board of Directors authorized us to repurchase, on the open market, shares of our outstanding common stock in an amount not to exceed $30.0 million in aggregate. Purchases of our common stock may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with Rule 10b-18 and 10b5-1under the Exchange Act. The share repurchase program does not obligate us to repurchase any particular amount of common stock, and has no fixed termination date. Under this program, we repurchased 305,183 shares of common stock through December 31, 2017 at an average price of $24.43 per share, resulting in $7.5 million in program-to-date repurchases. No repurchases were made during the year ended December 31, 2017.
Letters of Credit
We provided letters of credit totaling $33.4 million and $52.6 million to our casualty insurance carriers to collateralize our casualty insurance program as of December 31, 2017 and 2016, respectively.
We provided $15.1 million and $7.0 million in letters of credit to collateralize other obligations as of December 31, 2017 and 2016, respectively.
Deficiency Payments
Pursuant to our obligations with respect to the parking garage operations at Bradley International Airport, we are required to make certain deficiency payments for the benefit of the State of Connecticut and for holders of special facility revenue bonds. The deficiency payments represent contingent interest bearing advances to the trustee to cover operating cash flow requirements. As of December 31, 2017, we had made $7.8 million of cumulative deficiency payments to the trustee, net of reimbursements. Deficiency payments made are recorded as increases to cost of parking services and deficiency repayments are recorded as reductions to cost of parking services. We believe these advances to be fully recoverable and will recognize the principal, interest and premium payments related to these deficiency payments when they are received. We do not directly guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.

The total deficiency repayments (net of payments made), interest and premium received and recorded for the years ended 2017, 2016 and 2015 are as follows:

	Year Ended December 31
(millions)	2017	2016	2015
Deficiency repayments	$2.0	$1.7	$1.7
Interest	$0.6	$0.5	$0.4
Premium	$0.2	$0.2	$0.2
Lease Commitments
We have minimum lease commitments of $230.7 million for fiscal 2018. The leased properties generate sufficient cash flow to meet the base rent payment.
Certain lease contracts acquired in the Central Merger include provisions allocating to us responsibility for the cost of certain structural and other repairs required to be made to the leased property, including improvement and repair costs arising as a result of ordinary wear and tear. During the year ended December 31, 2017, 2016 and 2015, we recorded $0.1 million, $0.7 million, and $4.6 million, respectively, of costs (net of our expected recoveries through the applicable indemnity discussed further in Note 2. Central Merger and Restructuring, Merger and Integration Costs of our Consolidated Financial Statements) in Cost of parking services-Lease contracts within the Consolidated Statements of Income for structural and other repair costs related to these lease contracts, whereby, we have expensed repair costs and engaged third-party general contractors to complete structural and other repair projects, and other indemnity-related costs. Based on information available at this time, the Company believes that it has completed and incurred all additional costs for certain structural and other repair costs for certain lease contracts acquire in the Central Merger ("Structural and Repair Costs").
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
Cash and Cash Equivalents
We had cash and cash equivalents of $22.8 million at December 31, 2017, compared to $22.2 million at December 31, 2016. The cash balances reflect our ability to utilize funds deposited into our local bank accounts. Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements was $0.3 million as of December 31, 2017 and 2016 and are included within Cash and cash equivalents within the Consolidated Balance Sheets. Availability, timing of deposits and the subsequent movement of cash into our corporate bank accounts may result in significant changes to our cash balances.

Summary of Cash Flows

	Years ended December 31,
(millions)	2017	2016	2015
Net cash provided by operating activities	$45.2	$59.7	$43.6
Net cash provided by (used in) investing activities	$2.3	$(13.8)	$(11.8)
Net cash used in financing activities	$47.2	$42.1	$30.6
Operating Activities
Our primary sources of funds are cash flows from operating activities and changes in operating assets and liabilities.
Net cash provided by operating activities totaled $45.2 million for 2017, compared to $59.7 million for 2016. Cash provided during 2017 included $62.4 million from operations, partially offset by changes in operating assets and liabilities that resulted in a cash use of $17.2 million. The net decrease in operating assets and liabilities resulted primarily from: (i) a net decrease in accounts payable and accrued liabilities of $10.5 million, which primarily resulted from the timing of payments to our clients, as described under "Daily Cash Collection" and vendors and decreases in the amount of book overdrafts included in accounts payable; (ii) a net increase in prepaid expenses and other of $4.1 million; and (iii) a net increase in notes and accounts receivable of $2.6 million due to the timing of collections.
Net cash provided by operating activities totaled $59.7 million for 2016, compared to $43.6 million for 2015. Cash provided during 2016 included $61.6 million from operations, partially offset by changes in operating assets and liabilities that resulted in a cash use of $1.9 million. The net decrease in operating assets and liabilities resulted primarily from: (i) a net increase in notes and accounts receivable of $15.9 million due to timing of collections; (ii) a net increase in prepaid expenses and other of $2.0 million; partially offset by (iii) a net increase in accounts payable and accrued liabilities of $16.0 million, which primarily resulted from the timing of payments to our clients as described under "Daily Cash Collections" and vendors and increases in amount of book overdrafts included in accounts payable.
Investing Activities
Net cash provided by investing activities totaled for $2.3 million for 2017, compared to a use of $13.8 million in 2016. Cash provided by investing activities in 2017 included (i) $8.4 million in proceeds received from the sale of an equity method investee's sale of assets; (ii) $0.8 million of proceeds from the sale of assets and contract terminations; and (iii) $0.6 million of proceeds received and relating to the final earn-out payment from buyer for the security business sold in 2015; offset by (iv) $6.8 million for capital investments needed to secure and/or extend leased facilities and investments in information system enhancements and infrastructure; and (v) $0.7 million for cost of contract purchases.
Net cash used in investing activities totaled $13.8 million for 2016, compared to $11.8 million in 2015. Cash used in investing activities in 2016 included (i) capital expenditures of $13.0 million for capital investments needed to secure and/or extend leased facilities and investments in information system enhancements and infrastructure; and (ii) $3.8 million for cost of contract purchases; partially offset by (iii) $3.0 million of proceeds from the sale of assets and contract terminations.
Financing Activities
Net cash used in financing activities totaled $47.2 million in 2017, compared to $42.1 million in 2016. Cash used in financing activities for 2017 included (i) net payments on the Restated Credit Facility of $43.5 million; (ii) distributions to noncontrolling interests of $3.2 million; and (iii) payments on other long-term borrowings of $0.5 million.
Net cash used in financing activities totaled $42.1 million in 2016, compared to $30.6 million in 2015. Cash used in financing activities for 2016 included (i) net payments on the Restated Credit Facility of $31.0 million; (ii) distributions to noncontrolling interests of $3.3 million; (iii) payments on other long-term borrowings of $0.3 million; and (iv) $7.5 million on the repurchase of common stock.

Summary Disclosures about Contractual Obligations and Commercial Commitments
The following summarizes certain of our contractual obligations at December 31, 2017 and the effect such obligations are expected to have on our liquidity and cash flow in future periods. The nature of our business is to manage parking facilities and as a result, we do not have significant short-term purchase obligations.

		Payments Due by Period
	Total	2018	2019 - 2020	2021 - 2022	2023 and thereafter
(millions)
Contractual obligations
Operating leases (1)	$875.1	$230.7	$318.1	$159.8	$166.5
Capital leases	1.7	0.4	0.7	0.6	—
Total contractual obligations	$876.8	$231.1	$318.8	$160.4	$166.5
Other Long-Term Liabilities
Deferred Compensation	$6.7	$0.6	$1.7	$1.4	$3.0
Other long-term liabilities (2)	53.2	19.7	19.5	10.6	3.4
Total other long-term liabilities	$59.9	$20.3	$21.2	$12.0	$6.4
Commercial Commitments
Restated Senior Credit Facility (3)	$152.8	$20.0	$132.8	$—	$—
Other Debt (3)	1.2	1.2	—	—	—
Interest payments on debt and long-term liabilities	11.2	5.7	5.5	—	—
Letters of credit (4)	48.5	48.5	—	—	—
Total commercial commitments	$213.7	$75.4	$138.3	$—	$—
Total	$1,150.4	$326.8	$478.3	$172.4	$172.9

(1)	Represents minimum rental commitments, excluding (i) contingent rent provisions under all non-cancelable leases; and (ii) sublease income of $35.0 million.

(2)	Represents customer deposits, insurance claims and obligation related to acquisitions.

(3)	Represents principal amounts. See Note 11. Borrowing Arrangements to the Consolidated Financial Statements included in Part IV, Item 15. "Exhibits and Financial Statements Schedules."

(4)	Represents aggregate amount of currently issued letters of credit at their maturities.
We received deficiency repayments (net of deficiency payments made) related to the Bradley Agreement of $2.0 million, $1.7 million and $1.7 million for the years ended December 31, 2017 and 2016 and 2015, respectively.
The above schedule does not include any amounts for expected deficiency payments in the "less than one year" category or any other "payments due by period" category, as we concluded that the potential for future deficiency payments did not meet the criteria of both probable and estimable.
Payments related to the provisional one-time transition tax liability recorded in connection with the enactment of the 2017 Tax Act are also excluded. The provisional transition tax liability was $1.8 million at December 31, 2017 and is payable over a period of up to eight years.  See Note 14. Income Taxes to the Consolidated Financial Statements included in Part IV, Item 15. "Exhibits and Financial Statements Schedules" for further discussion.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the Consolidated Financial Statements and accompanying notes. The SEC has defined a company's critical accounting policies and estimates as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We base these estimates and judgments on historic experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Certain accounting estimates are particularly sensitive because of their complexity and the possibility that future events affecting them may differ materially from our current judgments and estimates.
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
A multi-step impairment test is performed on goodwill. For our fourth quarter 2017 goodwill impairment test, we utilized the option to evaluate various qualitative factors to determine the likelihood of impairment and if it was more likely than not that the fair value of the reporting units were less than the carrying value of the reporting unit. We concluded there was no impairment of goodwill at any of the reporting units.
If we do not elect to perform a qualitative assessment, we can voluntarily proceed directly to Step 1. We performed a Step 1 goodwill test as of January 1, 2017 due to a change in reporting units. In Step 1, we perform a quantitative analysis to compare the fair value of the reporting unit to its carrying value including goodwill. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired, and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform Step 2 of the impairment test in order to determine the implied fair value of the reporting unit's goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.
The goodwill impairment test is performed at the reporting unit level; our reporting units represent our operating segments, which are comprised of our two operating segments. Management determines the fair value of each of its reporting units by using a discounted cash flow approach and a market approach using multiples of EBITDA of comparable companies to estimate market value. In addition, we compare our derived enterprise value on a consolidated basis to our market capitalization as of its test date to ensure its derived value approximates our market value when taken as a whole.
In conducting our goodwill impairment quantitative assessments, we analyze actual and projected growth trends of the reporting units, gross margin, operating expenses and EBITDA (which also includes forecasted five-year income statement and working capital projections, a market-based weighted average cost of capital and terminal values after five years). We also assess critical areas that may impact our business including economic conditions, market related exposures, competition, changes in product offerings and changes in key personnel. As part of the January 1, 2017 goodwill assessment, we engaged a third party to evaluate our reporting units' fair values. We concluded there was no impairment of Goodwill at any of the reporting units as part of the January 1, 2017 Goodwill assessment.
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
Insurance Reserves
We purchase comprehensive casualty insurance (including, but not limited to, general liability, automobile liability, garage-keepers legal liability, worker's compensation and umbrella/excess liability insurance) covering certain claims that arise in connection with our operations. Under our various liability and workers' compensation insurance policies, we are obligated to pay directly or reimburse the insurance carrier for the deductible / retention amount of each loss covered by our general/garage liability, automobile liability policies, and workers' compensation and garage keepers legal liability policies. As a result, we are effectively self-insured for all claims up to the deductible / retention amount for each loss. It is our policy to record our self-insurance liabilities based on claims filed and an estimate of claims incurred but not yet reported. We utilize historical claims experience and actuarial methods which consider a number of factors to estimate our ultimate cost of losses incurred in determining the required level of insurance reserves and timing of expense recognition associated with claims against us. This determination requires the use of judgment in both the estimation of probability when determining the required insurance reserves and amount to be recognized as an expense. Future information regarding historical loss experience may require changes to the level of insurance reserves and could result in increased expense recognition in the future.
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
When evaluating our tax positions, we account for uncertainty in income taxes in our Consolidated Financial Statements. The evaluation of a tax position is a two-step process, the first step being recognition. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon tax examination, including resolution of any related appeals or litigation processes, based on only the technical merits of the position and the weight of available evidence. If a tax position does not meet the more-likely-than-not threshold, which is more than 50% likely of being realized, the benefit of that position is not recognized in our financial statements. The second step is measurement of the tax benefit. The tax position is measured as the largest amount of benefit that is more-likely-than-not of being realized, which is more than 50% likely of being realized upon ultimate resolution with a taxing authority.
On December 22, 2017, the U.S. Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was signed into law. The 2017 Tax Act includes significant changes to the corporate income tax system in the United States, including a federal corporate rate reduction from 35% to 21% and the transition of United States international taxation from a worldwide tax system to a territorial tax system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The 2017 Tax Act requires complex computations to be performed that were not previously required in U.S tax law, significant judgments to be made in interpretation of the provisions of the 2017 Tax Act and significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Department of Treasury, the Internal Revenue Service (IRS), foreign and state jurisdictions and other standard-setting bodies could interpret or issue guidance on how provisions of the 2017 Tax Act will be applied or otherwise administered that is different than our interpretation. We are required to recognize the effect of the tax law changes in the period of enactment, which include determining the transition tax, remeasuring our deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act of 2017 (SAB 118), as issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete accounting for certain income tax effects of the 2017 Tax Act. As we complete our analysis of the 2017 Tax Act, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to provisional amounts that we have recorded that may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made. We expect to complete our analysis by the fourth quarter 2018 (within the measurement period not to extend beyond one year) in accordance with SAB 118.
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
In October 2012, we entered into interest rate swap transactions (collectively, the "Interest Rate Swaps") with each of JPMorgan Chase Bank N.A., Bank of America N.A. and PNC Bank, N.A. in an initial aggregate notional amount of $150.0 million (the "Notional Amount"). The Interest Rate Swaps had an effective date of October 31, 2012 and a termination date of September 30, 2017. The Interest Rate Swaps effectively fixed the interest rate on an amount of variable interest rate borrowings under our credit agreements, originally equal to the Notional Amount at 0.7525% per annum plus the applicable margin rate for LIBOR loans under our credit agreements determined based upon SP Plus's consolidated total debt to EBITDA ratio. The Notional Amount was subject to scheduled quarterly amortization that coincided with quarterly prepayments of principal under our credit agreements. The Interest Rate Swaps were classified as cash flow hedges, and we calculated the effectiveness of the hedge on a monthly basis. The ineffective portion of the cash flow hedge was recognized in earnings as an increase of interest expense. For the years ended December 31, 2017 and 2016, no ineffective portion of the cash flow was recognized as interest expense. See Note 10. Fair Value Measurement to the Consolidated Financial Statements included in Part IV, Item 15. "Exhibits and Financial Statement Schedules" for the fair value of the Interest Rate Swaps for the year ended December 31, 2016. The interest rate swaps expired on September 30, 2017.
We do not enter into derivative instruments for any purpose other than cash flow hedging purposes.
In February 2015, we entered into a Restated Credit Agreement. Pursuant to the terms, and subject to the conditions, of the Restated Credit Agreement, as described in Note 11. Borrowing Arrangements within our Consolidated Financial Statements included in Part IV, Item 15, "Exhibits and Financial Statement Schedules", the Lenders have made available to us a Restated Credit Facility that permits aggregate borrowings of $400.0 million consisting of (i) a revolving credit facility of up to $200.0 million at any time outstanding, which includes a letter of credit facility that is limited to $100.0 million at any time outstanding, and (ii) a term loan facility of $200.0 million, subject to securing additional commitments from the Lenders or new lending institutions. Interest expense on such borrowings is sensitive to changes in the market rate of interest. If we were to borrow the entire $148.7 million available under the revolving credit facility, a 1 percent (%) increase in the average market rate would result in an increase in our annual interest expense of $1.5 million. This amount is determined by considering the impact of the hypothetical interest rates on our borrowing cost, but does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Due to the uncertainty of the specific changes and their possible effects, the foregoing sensitivity analysis assumes no changes in our financial structure.
Foreign Currency Risk
Substantially all of our operations are conducted in the United States and, as such, are not subject to material foreign currency exchange risk. All foreign investments are denominated in U.S. dollars, with the exception of Canada. We had approximately $0.4 million of Canadian dollar denominated cash instruments at December 31, 2017, and no debt instruments denominated in Canadian dollar at December 31, 2017. We do not hold any hedging instruments related to foreign currency transactions.
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
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Prior to the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Corporate Controller, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (the "Evaluation") at a reasonable assurance level as of the last day of the period covered by this Form 10-K.
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
Based upon the Evaluation, our Chief Executive Officer, Chief Financial Officer and Corporate Controller concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2017.
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
Prior to the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, our management assessed the effectiveness of our internal control over financial reporting as of the last day of the period covered by the report. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (2013 Framework). Based on our Evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.
Ernst & Young LLP has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2017, which were identified in connection with the Evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information required by this item with respect to our directors and compliance by our directors, executive officers and certain beneficial owners of our common stock with Section 16(a) of the Exchange Act is incorporated by reference to all information under the captions entitled "Board Matters—Nominees for Director," "Board Matters—Nomination Process," "Our Corporate Governance Practices—Codes of Conduct and Ethics," "Board Committees and Meetings," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" included in our 2018 Proxy Statement.
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
Item 11.    Executive Compensation
Information required by this item is incorporated by reference to all information under the caption entitled "Compensation Discussion and Analysis," "Compensation Committee Report," "Executive Compensation," and "Non-Employee Director Compensation," included in our 2018 Proxy Statement.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item is incorporated by reference to all information under the caption entitled "Equity Compensation Plan Information" and "Security Ownership" included in our 2018 Proxy Statement.
Item 13.    Certain Relationships and Related Transactions and Director Independence
Information required by this item is incorporated by reference to all information under the caption "Board Matters—Nomination Process—Board Designees," "Our Corporate Governance Practices—Director Independence," "Our Corporate Governance Practices—Related-Party Transaction Policy," and "Transactions with Related Persons and Control Persons" included in our 2018 Proxy Statement.
Item 14.    Principal Accountant Fees and Services
Information required by this item is incorporated by reference to all information under the caption "Audit Committee Disclosure—Principal Accounting Fees and Services," and "Audit Committee Disclosure—Procedures for Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of our Independent Registered Public Accounting Firm" included in our 2018 Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report

1. All Financial Statements
2. Financial Statement Schedule
The following financial statement schedule is included in this report and should be read in conjunction with the financial statements and Report of Independent Registered Public Accounting Firm referred to above.

Schedule II—Valuation and Qualifying Accounts	91
Other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the notes thereto.
3. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date/Period End Date
3.1	Second Amended and Restated Certificate of Incorporation of the Company filed on June 2, 2004.	10-K	3.1	December 31, 2008

3.1.1	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company effective as of January 7, 2008.	10-K	3.1.1	December 31, 2008

3.1.2	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company effective as of April 29, 2010.	10-Q	3.1.3	June 30, 2010

3.1.3	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company effective as of May 6, 2010.	10-Q	3.1.4	June 30, 2010

3.1.4	Certificate of Ownership and Merger, as filed with the Secretary of State of the State of Delaware on November 25, 2013, effective as of December 2, 2013.	8-K	3.1	December 2, 2013

3.2	Fourth Amended and Restated Bylaws of the Company dated January 1, 2010.	10-Q	3.1	September 30, 2016

3.2.1	Amendment to Fourth Amended and Restated Bylaws of the Company dated February 19, 2016.	10-Q	3.1.1	September 30, 2016

3.2.2	Amendment to Fourth Amended and Restated Bylaws of the Company dated August 5, 2016.	10-Q	3.1.2	September 30, 2016

4.1		Specimen common stock certificate.	10-K	4.1	December 31, 2015

10.1	^	Amended and Restated Credit Agreement, dated as of February 20, 2015, by and among the Company, Bank of America, N.A., as administrative agent, an issuing lender and wing-line lender; Wells Fargo Bank, N.A., as an issuing lender and syndication agent; U.S. Bank National Association, First Hawaiian Bank and BMO Harris Bank N.A., as co-documentation agents; Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities LLC and J.P. Morgan Securities LLC, as joint lead arrangers and joint book managers, and the lenders party thereto.	10-K	10.1.2	December 31, 2014

10.1.1		Amendment No. 1 to Restated Credit Agreement, dated as of April 29, 2015, by and among the Company, Bank of America, N.A., as administrative agent, an issuing lender and wing-line lender; Wells Fargo Bank, N.A., as an issuing lender and syndication agent; U.S. Bank National Association, First Hawaiian Bank and BMO Harris Bank N.A., as co-documentation agents; Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities LLC and J.P. Morgan Securities LLC, as joint lead arrangers and joint book managers, and the lenders party thereto.	8-K	10.1	May 1, 2015

10.2	+	Employment Agreement dated May 18, 1998 and made effective on March 30, 1998 between the Company and Robert N. Sacks.	10-K	10.24	December 31, 2001

10.2.1	+	First Amendment to Employment Agreement dated as of November 7, 2001 between the Company and Robert N. Sacks.	10-K	10.25	December 31, 2001

10.2.2	+	Second Amendment to Employment Agreement dated as of August 1, 2003 between the Company and Robert N. Sacks.	S-1	10.7.2	February 10, 2004

10.2.3	+	Third Amendment to Employment Agreement dated as of April 1, 2005 between the Company and Robert N. Sacks.	10-K	10.7.3	December 31, 2008
10.2.4	+	Fourth Amendment to Employment Agreement dated as of December 29, 2008 between the Company and Robert N. Sacks.	10-K	10.7.4	December 31, 2008

10.2.5	+	Fifth Amendment to Employment Agreement dated as of January 28, 2009 between the Company and Robert N. Sacks.	10-K	10.7.5	December 31, 2008

10.2.6	+	Sixth Amendment to Employment Agreement dated as of February 16, 2017 between the Company and Robert N. Sacks.	10-K	10.6.6	December 31, 2016

10.3	+	Amended and Restated Executive Employment Agreement dated as of December 1, 2002 between the Company and John Ricchiuto.	10-K	10.22.2	December 31, 2012

10.3.1	+	First Amendment to Amended and Restated Executive Employment Agreement dated as of April 11, 2005, between the Company and John Ricchiuto.	8-K	10.3	March 7, 2005

10.3.2	+	Second Amendment to Employment Agreement dated as of December 28, 2008 between the Company and John Ricchiuto.	10-K	10.10.2	December 31, 2012

10.3.3	+	Third Amendment to Employment Agreement dated as of April 2, 2012 between the Company and John Ricchiuto.	10-Q	10.8	June 30, 2012

10.4	+	Amended and Restated Executive Employment Agreement between the Company and G Marc Baumann dated November 19, 2014 effective as of January 1, 2015.	10-K	10.12	December 31, 2014

10.5	+	Amended and Restated Executive Employment Agreement dated as of March 1, 2005, between the Company and Thomas L. Hagerman.	8-K	10.1	March 7, 2005

10.5.1	+	First Amendment to Amended and Restated Executive Employment Agreement dated October 1, 2007 between the Company and Thomas Hagerman.	10-Q	10.1	September 30, 2007

10.5.2	+	Second Amendment to Employment Agreement dated as of December 29, 2008 between the Company and Thomas L. Hagerman.	10-K	10.14.2	December 31, 2012

10.5.3	+	Third Amendment to Employment Agreement dated as of April 2, 2012 between the Company and Thomas L. Hagerman.	10-Q	10.7	June 30, 2012

10.6	+	Executive Employment Agreement dated March 17, 2005 between the Company and Gerard M. Klaisle.	10-K	10.14	December 31, 2009

10.6.1	+	First Amendment to Amended and Restated Executive Employment Agreement dated December 29, 2008 between the Company and Gerard M. Klaisle.	10-K	10.14.1	December 31, 2009

10.6.2	+	Second Amendment to Amended and Restated Executive Employment Agreement dated July 28, 2011 between the Company and Gerald M. Klaisle.	10-Q	10.3	September 30, 2011

10.6.3	+	Third Amendment to Executive Employment Agreement dated February 16, 2017 between the Company and Gerald M. Klaisle.	10-K	10.10.3	December 31, 2016

10.7	+	Executive Employment Agreement dated as of September 10, 2012 and made effective as of October 2, 2012 between the Company and Rob Toy.	10-Q	10.9	September 30, 2012

10.7.1	+*	First Amendment to Employment Agreement dated as of November 17, 2014 and made effective as of January 1, 2015 between the Company and Rob Toy.

10.7.2	+	Second Amendment to Employment Agreement dated February 15, 2017 between the Company and Rob Toy.	10-K	10.12.1	December 31, 2016

10.8	+	Executive Employment Agreement dated March 25, 2014 and made effective as of March 3, 2014 by and between the Company and Vance C. Johnston.	8-K/A	10.1	March 31, 2014

10.9	+	Executive Employment Agreement dated July 14, 2014 and made effective as of July 1, 2014 between the Company and Hector Chevalier.	8-K	10.1	July 17, 2014

10.10	+	Long-Term Incentive Plan dated as of May 1, 2004.	S-1	10.12	May 10, 2004

10.10.1	+	Long-Term Incentive Plan Amendment effective as of April 22, 2008.	DEF14A	App B	April 1, 2008

10.10.2	+	Second Amendment to the Company's Long-Term Incentive Plan Amendment effective as of April 24, 2013.	DEF14A	App E	April 1, 2013

10.11	+	Form of Performance Share Agreement between the Company and Recipient.	10-K	4.1	December 31, 2015

10.12	+	Form of the Company's Restricted Stock Unit Agreement dated as of July 1, 2008.	8-K	10.1	July 2, 2008

10.12.1	+	First Amendment to Form of the Company's Restricted Stock Unit Agreement.	8-K	10.1	August 6, 2009

10.12.2	+	Second Amendment to Form of the Company's Restricted Stock Unit Agreement dated May 27, 2011.	8-K	10.1	June 2, 2011

10.13		Office Lease dated as of October 31, 2012 between the Company and Piedmont—Chicago Center Owner, LLC.	10-K	10.23	December 31, 2013

10.14		Office Lease dated as of October 17, 2013 between the Company and Riverview Business Center I & II, LLC.	10-K	10.24	December 31, 2013

10.15		Form of Property Management Agreement.	10-K	10.30	December 31, 2005

10.16		Guaranty Agreement of APCOA/Standard Parking, Inc. dated as of March 2000 to and for the benefit of the State of Connecticut, Department of Transportation.	10-K	10.27	December 31, 2008

10.17		Construction, Financing and Operating Special Facility Lease Agreement dated as of March 2000 between the State of Connecticut Department of Transportation and APCOA Bradley Parking Company, LLC.	10-K	10.28	December 31, 2008

10.18		Trust Indenture dated March 1, 2000 between State of Connecticut and First Union National Bank as Trustee.	10-K	10.29	December 31, 2008

14.1		Code of Ethics.	10-K	14.1	December 31, 2002

21	*	Subsidiaries of the Company.

23	*	Consent of Independent Registered Public Accounting Firm dated as of February 22, 2018.

31.1	*	Section 302 Certification dated February 22, 2018 for G Marc Baumann, Director, President and Chief Executive Officer (Principal Executive Officer).

31.2	*	Section 302 Certification dated February 22, 2018 for Vance C. Johnston, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer).

31.3	*	Section 302 Certification dated February 22, 2018 for Kristopher H. Roy, Vice President Corporate Controller and Assistant Treasurer (Principal Accounting Officer and Duly Authorized Officer).

32	**	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 22, 2018.

101.INS	*	XBRL Instance Document.

101.SCH	*	XBRL Taxonomy Extension Schema.

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	*	XBRL Taxonomy Extension Label Linkbase.

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase.
* Filed herewith.

** Furnished herewith.

+ Management contract or compensation plan, contract or agreement.

^ Confidential treatment has been granted with respect to certain portions of this Exhibit pursuant to a confidential treatment order granted by the Securities and
Exchange Commission. Omitted portions have been separately filed with the Securities and Exchange Commission.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of SP Plus Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SP Plus Corporation as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ ERNST & YOUNG LLP
We have served as the Company's auditor since 1989.

Chicago, Illinois
February 22, 2018

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of SP Plus Corporation

Opinion on Internal Control over Financial Reporting
We have audited SP Plus Corporation’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO Criteria). In our opinion, SP Plus Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2017 consolidated financial statements of the Company and our report dated February 22, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of effectiveness of the internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ ERNST & YOUNG LLP
Chicago, Illinois
February 22, 2018

SP Plus Corporation
Consolidated Balance Sheets

	December 31,
(millions, except for share and per share data)	2017	2016
Assets
Cash and cash equivalents	$22.8	$22.2
Notes and accounts receivable, net	122.3	120.7
Prepaid expenses and other	15.5	13.7
Total current assets	160.6	156.6
Leasehold improvements, equipment, land and construction in progress, net	27.4	30.9
Other assets
Advances and deposits	4.1	4.3
Other intangible assets, net	54.1	61.3
Favorable acquired lease contracts, net	23.3	30.0
Equity investments in unconsolidated entities	18.6	18.5
Other assets, net	18.3	16.3
Deferred taxes	15.9	17.9
Cost of contracts, net	8.9	11.4
Goodwill	431.7	431.4
Total other assets	574.9	591.1
Total assets	$762.9	$778.6
Liabilities and stockholders' equity
Accounts payable	$102.8	$109.9
Accrued rent	23.2	21.7
Compensation and payroll withholdings	22.2	25.7
Property, payroll and other taxes	6.8	7.6
Accrued insurance	18.9	18.1
Accrued expenses	25.5	25.5
Current portion of long-term obligations under Restated Credit Facility and other long-term borrowings	20.6	20.4
Total current liabilities	220.0	228.9
Long-term borrowings, excluding current portion
Obligations under Restated Credit Facility	132.0	174.5
Other long-term borrowings	1.2	0.2
	133.2	174.7
Unfavorable acquired lease contracts, net	31.5	40.2
Other long-term liabilities	65.1	66.4
Total noncurrent liabilities	229.8	281.3
Stockholders' equity
Preferred Stock, par value $0.01 per share; 5,000,000 shares authorized as of December 31, 2017 and 2016; no shares issued	—	—
Common stock, par value $0.001 per share; 50,000,000 shares authorized as of December 31, 2017 and 2016; 22,542,672 and 22,356,856 shares issued and outstanding as of December 31, 2017 and 2016, respectively	—	—
Treasury stock, 305,183 at cost; shares at December 31, 2017 and December 31, 2016	(7.5)	(7.5)
Additional paid-in capital	254.6	251.2
Accumulated other comprehensive loss	(1.2)	(1.4)
Retained earnings	67.0	25.9
Total SP Plus Corporation stockholders' equity	312.9	268.2
Noncontrolling interest	0.2	0.2
Total stockholders' equity	313.1	268.4
Total liabilities and stockholders' equity	$762.9	$778.6
See Notes to Consolidated Financial Statements.

SP Plus Corporation
Consolidated Statements of Income

	Years Ended December 31,
(millions, except for share and per share data)	2017	2016	2015
Parking services revenue
Lease contracts	$563.1	$545.0	$570.9
Management contracts	348.2	346.8	350.3
	911.3	891.8	921.2
Reimbursed management contract revenue	679.2	676.6	650.6
Total parking services revenue	1,590.5	1,568.4	1,571.8
Cost of parking services
Lease contracts	518.4	505.6	532.8
Management contracts	207.6	209.8	218.3
	726.0	715.4	751.1
Reimbursed management contract expense	679.2	676.6	650.6
Total cost of parking services	1,405.2	1,392.0	1,401.7
Gross profit
Lease contracts	44.7	39.4	38.1
Management contracts	140.6	137.0	132.0
Total gross profit	185.3	176.4	170.1
General and administrative expenses	82.9	90.0	97.3
Depreciation and amortization	21.0	33.7	34.0
Operating income	81.4	52.7	38.8
Other expense (income)
Interest expense	9.2	10.5	12.7
Interest income	(0.6)	(0.5)	(0.2)
Gain on sale of a business	(0.1)	—	(0.5)
Equity in losses from investment in unconsolidated entity	0.7	0.9	1.7
Total other expenses (income)	9.2	10.9	13.7
Earnings before income taxes	72.2	41.8	25.1
Income tax expense	27.7	15.8	4.8
Net income	44.5	26.0	20.3
Less: Net income attributable to noncontrolling interest	3.3	2.9	2.9
Net income attributable to SP Plus Corporation	$41.2	$23.1	$17.4
Common stock data
Net income per common share
Basic	$1.86	$1.04	$0.78
Diluted	$1.83	$1.03	$0.77
Weighted average shares outstanding
Basic	22,195,350	22,238,021	22,189,140
Diluted	22,508,288	22,528,122	22,511,759
See Notes to Consolidated Financial Statements.

SP Plus Corporation
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(millions)	2017	2016	2015
Net income	$44.5	$26.0	$20.3
Other comprehensive income (loss)	0.2	(0.3)	(0.9)
Comprehensive income	44.7	25.7	19.4
Less: Comprehensive income attributable to noncontrolling interest	3.3	2.9	2.9
Comprehensive income attributable to SP Plus Corporation	$41.4	$22.8	$16.5
See Notes to Consolidated Financial Statements.

SP Plus Corporation
Consolidated Statements of Stockholders' Equity

	Common Stock
(millions, except for share and per share data)	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Noncontrolling Interest	Total
Balance (deficit) at December 31, 2014	22,127,725	$—	$243.9	$(0.2)	$(14.6)	$—	$0.7	$229.8
Net income	—	—	—	—	17.4	—	2.9	20.3
Foreign currency translation adjustments	—	—	—	(0.7)	—	—	—	(0.7)
Effective portion of cash flow hedge	—	—	—	(0.2)	—	—	—	(0.2)
Issuance of stock grants	29,305	—	0.7	—	—	—	—	0.7
Issuance of restricted stock units	164,447	—	—	—	—	—	—	—
Proceeds from exercise of stock options	7,101	—	—	—	—	—	—	—
Non-cash stock-based compensation related to restricted stock units and performance share units	—	—	3.0	—	—	—	—	3.0
Tax benefit from exercise of stock options	—	—	0.3	—	—	—	—	0.3
Distribution to noncontrolling interest	—	—	—	—	—	—	(3.1)	(3.1)
Balance (deficit) at December 31, 2015	22,328,578	$—	$247.9	$(1.1)	$2.8	$—	$0.5	$250.1
Net income	—	—	—	—	23.1	—	2.9	26.0
Foreign currency translation adjustments	—	—	—	(0.2)	—	—	—	(0.2)
Effective portion of cash flow hedge	—	—	—	(0.1)	—	—	—	(0.1)
Issuance of stock grants	26,593	—	0.6	—	—	—	—	0.6
Issuance of restricted stock units	1,415	—	—	—	—	—	—	—
Non-cash stock-based compensation related to restricted stock units and performance share units	—	—	2.7	—	—		—	2.7
Treasury stock	—	—	—	—	—	(7.5)	—	(7.5)
Distribution to noncontrolling interest	—	—	—	—	—	—	(3.3)	(3.3)
Balance (deficit) at December 31, 2016	22,356,586	$—	$251.2	$(1.4)	$25.9	$(7.5)	$0.2	$268.4
Cumulative effect adjustment upon adoption of new accounting standard on January 1, 2017	—	—	0.3	—	(0.3)	—	—	—
Balance (deficit) at January 1, 2017	22,356,586	$—	$251.5	(1.4)	25.6	(7.5)	0.2	268.4
Net income	—	—	—	—	41.2	—	3.3	44.5
Foreign currency translation adjustments	—	—	—	0.2	—	—	—	0.2
Issuance of stock grants	27,632	—	0.9	—	—	—	—	0.9
Issuance of restricted stock units	61,599	—	—	—	—	—	—	—
Issuance of performance stock units	96,855	—	—	—	—	—	—	—
Non-cash stock-based compensation related to restricted stock units and performance share units	—	—	2.2	—	—	—	—	2.2
Distribution to noncontrolling interest	—	—	—	—	—	—	(3.2)	(3.2)
Balance (deficit) at December 31, 2017	22,542,672	$—	$254.6	$(1.2)	$67.0	$(7.5)	$0.2	$313.1

Note: Amounts may not foot due to rounding.

See Notes to Consolidated Financial Statements.

SP Plus Corporation
Consolidated Statements of Cash Flows

	Year Ended December 31,
(millions)	2017	2016	2015
Operating activities
Net income	$44.5	$26.0	$20.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21.7	34.2	34.1
Net accretion of acquired lease contracts	(2.2)	(1.8)	(0.9)
Loss (gain) on sale of equipment	0.2	(0.3)	0.4
Net equity in (earnings) losses of unconsolidated entities (net of distributions)	(8.5)	0.5	1.6
Net gain on sale of a business	(0.1)	—	(0.5)
Amortization of debt issuance costs	0.7	0.8	1.1
Amortization of original discount on borrowings	0.5	0.5	1.0
Non-cash stock-based compensation	3.1	3.4	3.7
Provision for losses on accounts receivable	0.7	0.4	0.7
Excess tax (benefit) expense related to vesting of restricted stock units	—	—	(0.3)
Deferred income taxes	1.8	(2.1)	(9.7)
Changes in operating assets and liabilities
Notes and accounts receivable	(2.6)	(15.9)	3.5
Prepaid assets	(1.8)	(1.0)	3.7
Other assets	(2.3)	(1.0)	2.8
Accounts payable	(7.2)	14.8	(11.4)
Accrued liabilities	(3.3)	1.2	(6.5)
Net cash provided by operating activities	45.2	59.7	43.6
Investing activities
Purchase of leasehold improvements and equipment	(6.8)	(13.0)	(9.6)
Proceeds from sale of equipment and contract terminations	0.8	3.0	0.5
Cash received from sale of a business, net	0.6	—	1.0
Proceeds from sale of equity method investee's sale of assets	8.4	—	—
Cost of contracts purchased	(0.7)	(3.8)	(3.7)
Net cash provided by (used in) investing activities	2.3	(13.8)	(11.8)
Financing activities
Contingent payments for businesses acquired	—	—	(0.1)
Payments on senior credit facility revolver (Senior Credit Facility and Restated Credit Facility)	(410.1)	(401.0)	(460.9)
Proceeds from senior credit facility revolver (Senior Credit Facility and Restated Credit Facility)	386.6	385.0	439.5
Proceeds from term loan (Restated Credit Facility)	—	—	10.4
Payments on term loan (Restated Credit Facility)	(20.0)	(15.0)	(15.0)
Payments on other long-term borrowings	(0.5)	(0.3)	(0.3)
Distribution to noncontrolling interest	(3.2)	(3.3)	(3.1)
Payments of debt issuance costs and original discount on borrowings	—	—	(1.4)
Excess tax (benefit) expense related to vesting of restricted stock units	—	—	0.3
Repurchase of common stock	—	(7.5)	—
Net cash used in financing activities	(47.2)	(42.1)	(30.6)
Effect of exchange rate changes on cash and cash equivalents	0.3	(0.3)	(0.7)
Increase in cash and cash equivalents	0.6	3.5	0.5
Cash and cash equivalents at beginning of year	22.2	18.7	18.2
Cash and cash equivalents at end of year	$22.8	$22.2	$18.7
Supplemental Disclosures
Cash paid during the period for
Interest	$8.0	$9.2	$10.7
Income taxes, net	$26.5	$17.6	$18.1
Non cash transactions
Capital lease obligations incurred to acquire equipment	$1.5	$—	$—

See Notes to Consolidated Financial Statements.

SP PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(millions, except share and per share data)
1. Significant Accounting Policies and Practices
The Company
SP Plus Corporation (the "Company") provides parking management, ground transportation and other ancillary services to commercial, institutional and municipal clients in urban markets and airports across the United States, Canada and Puerto Rico. These services include a comprehensive set of on-site parking management and ground transportation services, which include facility maintenance, event logistics services, security services, training, scheduling and supervising all service personnel as well as providing customer service, marketing, and accounting and revenue control functions necessary to facilitate the operation of clients' facilities. The Company also provides a range of ancillary services such as airport and municipal shuttle operations, valet services, taxi and livery dispatch services and municipal meter revenue collection and enforcement services.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries, and Variable Interest Entities ("VIEs") in which the Company is the primary beneficiary. All significant intercompany profits, transactions and balances have been eliminated in consolidation.
Reclassifications
Certain reclassifications having no effect on the Consolidated Balance Sheets, Statements of Income, Comprehensive Income, earnings per share, total assets, or total liabilities have been made to the previously issued Consolidated Statements of Cash Flows to conform to the current period presentation of the Company's Consolidated Financial Statements. Specifically, the Company reclassified its equity in earnings (losses) of unconsolidated entities from Other assets within the changes in operating assets and liabilities of the operating activities section of the Consolidated Statements of Cash Flows to Net equity in (earnings) losses of unconsolidated entities (net of distributions), which is a separate line within operating activities section of the Consolidated Statements of Cash Flows.
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
Cash and Cash Equivalents
Cash equivalents represent funds temporarily invested in money market instruments with maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value. Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements was $0.3 million and $0.3 million as of December 31, 2017 and 2016, respectively, and are included within Cash and cash equivalents within the Consolidated Balance Sheets.
Allowance for Doubtful Accounts
Accounts receivable, net of the allowance for doubtful accounts, represents the Company's estimate of the amount that ultimately will be realized in cash. Management reviews the adequacy of its allowance for doubtful accounts on an ongoing basis, using historical collection trends, aging of receivables, and a review of specific accounts, and makes adjustments in the allowance as necessary. Changes in economic conditions or other circumstances could have an impact on the collection of existing receivable balances or future allowance considerations. As of December 31, 2017 and 2016, the Company's allowance for doubtful accounts was $0.7 million and $0.4 million, respectively.
Leasehold Improvements, Equipment, Land and Construction in Progress, net
Leasehold improvements, equipment, software, vehicles, and other fixed assets are stated at cost less accumulated depreciation and amortization. Equipment is depreciated on the straight-line basis over the estimated useful lives ranging from 1 to 10 years. Expenditures for major renewals and improvements that extend the useful life of property and equipment are capitalized. Leasehold improvements are amortized on the straight-line basis over the terms of the respective leases or the service lives of the improvements, whichever is shorter (weighted average remaining life of approximately 8.5 years).

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
A multi-step impairment test is performed on goodwill. For the fourth quarter 2017 and 2016 goodwill impairment tests, the Company utilized the option to evaluate various qualitative factors to determine the likelihood of impairment and if it was more likely than not that the fair value of the reporting units were less than the carrying value of the reporting unit. The Company concluded there was no impairment of goodwill at any of the reporting units.
If the Company does not elect to perform a qualitative assessment, it can voluntarily proceed directly to Step 1. The Company performed a Step 1 goodwill test as of January 1, 2017 due to a change in reporting units. In Step 1, the Company performs a quantitative analysis to compare the fair value of the reporting unit to its carrying value including goodwill. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired, and the Company's is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform Step 2 of the impairment test in order to determine the implied fair value of the reporting unit's goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference.
The goodwill impairment test is performed at the reporting unit level; the Company's reporting units represent its operating segments, consisting of Region One (Commercial) and Region Two (Airport Transportation) reporting units. The December 31, 2017 goodwill balances by reportable segment are presented in detail in Note 9. Goodwill. Management determines the fair value of each of its reporting units by using a discounted cash flow approach and a market approach using multiples of EBITDA of comparable companies to estimate market value. In addition, the Company compares its derived enterprise value on a consolidated basis to the Company's market capitalization as of its test date to ensure its derived value approximates the market value of the Company when taken as a whole.
In conducting its goodwill impairment quantitative assessment, the Company analyzes actual and projected growth trends of the reporting unit, gross margin, operating expenses and EBITDA (which also includes forecasted five-year income statement and working capital projections, a market-based weighted average cost of capital and terminal values after five years). The Company also assesses critical areas that may impact its business including economic conditions, market related exposures, competition, changes in product offerings and changes in key personnel for each of its reporting units. As part of the January 1, 2017 goodwill assessment, the Company engaged a third party to evaluate its reporting unit's fair values. The Company concluded there was no impairment of goodwill at any of the reporting units as part of the January 1, 2017 Goodwill assessment.
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
Debt Issuance Costs
The costs of obtaining financing are capitalized and amortized as interest expense over the term of the respective financing using the effective interest method. Pursuant to ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30), adopted by the Company on December 31, 2015, debt issuance costs of $1.0 million and $1.6 million at December 31, 2017, and 2016, respectively, are recorded as a direct deduction from the carrying amount of the Company's debt balance within the Consolidated Balance Sheets and are reflected net of accumulated amortization of $9.7 million and $9.0 million respectively. Amortization expense related to debt issuance costs and included in interest expense within the Consolidated Statements of Income was $0.7 million, $0.8 million and $0.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Financial Instruments
The carrying values of cash, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these financial instruments. Book overdrafts of $29.0 million and $36.5 million are included within Accounts payable within the Consolidated Balance Sheets as of December 31, 2017, and 2016, respectively. Long-term debt has a carrying value that approximates fair value because these instruments bear interest at variable market rates.
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
Certain lease contracts acquired in the Central Merger include provisions allocating to the Company responsibility for the cost of certain structural and other repairs required to be made to the leased property, including improvement and repair costs arising as a result of ordinary wear and tear. The Company recorded $0.1 million, $0.7 million and $4.6 million for the year ended December 31, 2017, 2016 and 2015 respectively, of costs (net of expected recoveries of the total cost recognized by the Company through the applicable indemnity discussed further in Note 2. Central Merger and Restructuring, Merger and Integration Costs) in Cost of parking services-Lease contracts within the Consolidated Statements of Income for structural and other repair costs related to certain lease contracts acquired in the Central Merger, whereby, the Company has expensed repair costs for certain leases and engaged third-party general contractors to complete certain structural and other repair projects, and other indemnity related costs. Based on information available at this time, the Company believes it has completed and incurred all additional costs for certain structural and other repair costs pursuant to the contractual requirements of certain lease contracts acquired in the Central Merger ("Structural and Repair Costs").
Interest Rate Swaps
In October 2012, the Company entered into interest rate swap transactions (collectively, the "Interest Rate Swaps") with each of JPMorgan Chase Bank, N.A., Bank of America, N.A. and PNC Bank, N.A. in an initial aggregate Notional Amount of $150.0 million (the "Notional Amount"). The Interest Rate Swaps effectively fixed the interest rate on an amount of variable interest rate borrowings under the Company's credit agreements, originally equal to the Notional Amount at 0.7525% per annum plus the applicable margin rate for LIBOR loans under the Company's credit agreements determined based upon the Company's consolidated total debt to EBITDA ratio. The Notional Amount was subject to scheduled quarterly amortization that coincided with quarterly prepayments of principal under the credit agreements. These Interest Rate Swaps were classified as cash flow hedges, and the Company calculated the effectiveness of the hedge on a monthly basis. The ineffective portion of the cash flow hedge is recognized in earnings as an increase to interest expense. As of December 31, 2017, no ineffective portion of cash flow hedges had been recognized in interest expense. See Note 10. Fair Value Measurement for the fair value of the Interest Rate Swaps for the year ended December 31, 2016. The Interest Rate Swaps expired on September 30, 2017.
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
During 2017, the Company corrected reimbursed management contract revenue and reimbursed management contract expense for the previous periods presented, whereby, the Company had been overstating reimbursed management contract revenue and reimbursed management contract expense included within the Consolidated Statements of Income in equal and off-setting amounts. This correction resulted in a reduction of reimbursed management contract revenue of $47.1 million and $44.1 million and a reduction of reimbursed management contract expense by $47.1 million and $44.1 million for the year ended December 31, 2016 and 2015, respectively. The correction had no impact to the Consolidated Balance Sheets, Statements of Income, Comprehensive Income or Cash Flows, except as described above and as it relates to reimbursed management contract revenue and reimbursed management contract expense. Management has evaluated the effects of the previous misstatements, both qualitatively and quantitatively, and concluded that these corrections were immaterial to any current or prior annual periods that were affected.
Advertising Costs
Advertising costs are expensed as incurred and are included in General and administrative expenses within the Consolidated Statements of Income. Advertising expenses aggregated $1.5 million, $1.2 million, and $1.6 million for 2017, 2016, and 2015, respectively.
Stock-Based Compensation
Stock-based payments to employees including grants of employee stock options, restricted stock units and performance-based share units are measured at the grant date, based on the estimated fair value of the award, and the related expense is recognized over the requisite employee service period or performance period (generally the vesting period) for awards expected to vest. The Company accounts for forfeitures of stock-based awards as they occur.

Equity Investment in Unconsolidated Entities
The Company has ownership interests in 31 active partnerships, joint ventures or similar arrangements that operate parking facilities, of which 24 are consolidated under the VIE or voting interest models and 7 are unconsolidated where the Company’s ownership interests range from 30-50 percent and for which there are no indicators of control. The Company accounts for such investments under the equity method of accounting, and its underlying share of each investee’s equity is included in Equity investments in unconsolidated entities within the Consolidated Balance Sheets. As the operations of these entities are consistent with the Company’s underlying core business operations, the equity in earnings of these investments are included in Parking services revenue—Lease contracts within the Condensed Consolidated Statements of Income. The equity earnings in these related investments, which includes earnings of $8.5 million from our proportionate share of the net gain of an equity method investees' sale of assets, were $11.3 million, $2.4 million, and $2.0 million for the year ended December 31, 2017, 2016 and 2015, respectively.
In October 2014, the Company entered into an agreement to establish a joint venture with Parkmobile USA, Inc. and contributed all of the assets and liabilities of its proprietary Click and Park parking prepayment business in exchange for a 30% interest in the newly formed legal entity called Parkmobile, LLC ("Parkmobile"). The joint venture of Parkmobile provides on-demand and prepaid transaction processing for on- and off-street parking and transportation services. The contribution of the Click and Park business in the joint venture resulted in a loss of control of the business, and therefore it was deconsolidated from the Company's financial statements. As a result of the deconsolidation, the Company recognized a pre-tax gain of $4.1 million, which was measured as the fair value of the consideration received in the form of a 30% interest in Parkmobile less the carrying amount of the former business' net assets, including goodwill. The pre-tax gain was reflected in Gain on sale of business within the Consolidated Statements of Income. The Company accounts for its investment in the Parkmobile joint venture using the equity method of accounting, and its underlying share of equity in Parkmobile is included in Equity investments in unconsolidated entities within the Consolidated Balance Sheets. The equity earnings in the Parkmobile joint venture are included in Equity Investments in Unconsolidated Entities within the Consolidated Statements of Income.
On January 3, 2018, the Company closed a transaction to sell the entire 30% interest in Parkmobile to Parkmobile USA, Inc. for a gross sale price of $19.0 million and in the first quarter of 2018, the Company expects to recognize a pre-tax gain of approximately $10.1 million, net of closing costs. See Note 21. Subsequent Event.
Noncontrolling Interests
Noncontrolling interests represent the noncontrolling holders' percentage share of income or losses from the subsidiaries in which the Company holds a majority, but less than 100 percent, ownership interest and the results of which are consolidated and included within in our Consolidated Financial Statements.
Sale of a Business
During the third quarter 2015, the Company signed an agreement to sell and subsequently sold portions of the Company’s security business primarily operating in the Southern California market to a third-party for a gross sales price of $1.8 million, which resulted in a gain on sale of business of $0.5 million, net of legal and other expenses. The pre-tax gain is reflected in Gain on sale of a business within the Consolidated Statements of Income. The assets under the sale agreement met the definition of a business as defined by ASU 805-10-55-4. Cash consideration received during the third quarter 2015, net of legal and other expenses, was $1.0 million with the remaining consideration for the sale of the business being classified as contingent consideration. Per the sale agreement, the contingent consideration was based on the performance of the business and retention of current customers over an eighteen-month period ending on February 2017. The contingent consideration was valued at fair value as of the date of sale of the business and resulted in the Company recognizing a contingent receivable from the buyer in the amount of $0.5 million. The buyer had sixty days from February 2017 to calculate and remit the remaining consideration. The Company received $0.6 million for the final earn-out consideration from the buyer during 2017, which resulted in the Company recognizing an additional gain on sale of business of $0.1 million for the year ended December 31, 2017. The pre-tax profit for the operations of the sold business was not significant to prior periods presented. See Note 10. Fair Value Measurement for the fair value of the contingent consideration receivable as of December 31, 2016.
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

When evaluating our tax positions, the Company accounts for uncertainty in income taxes in its Consolidated Financial Statements. The evaluation of a tax position by the Company is a two-step process, the first step being recognition. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon tax examination, including resolution of any related appeals or litigation processes, based on only the technical merits of the position and the weight of available evidence. If a tax position does not meet the more-likely-than-not threshold, which is more than 50% likely of being realized, the benefit of that position is not recognized in our financial statements. The second step is measurement of the tax benefit. The tax position is measured as the largest amount of benefit that is more-likely-than-not of being realized, which is more than 50% likely of being realized upon ultimate resolution with a taxing authority.
On December 22, 2017, the U.S. Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was signed into law. The 2017 Tax Act includes significant changes to the corporate income tax system in the United States, including a federal corporate rate reduction from 35% to 21% and the transition of United States international taxation from a worldwide tax system to a territorial tax system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The 2017 Tax Act requires complex computations to be performed that were not previously required in U.S tax law, significant judgments to be made in interpretation of the provisions of the 2017 Tax Act and significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Department of Treasury, the Internal Revenue Service (IRS), foreign jurisdictions, state jurisdictions and other standard-setting bodies could interpret or issue guidance on how provisions of the 2017 Tax Act will be applied or otherwise administered that is different than our interpretation. The Company is required to recognize the effect of the tax law changes in the period of enactment, which include determining the transition tax, remeasuring our deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act of 2017 (SAB 118), as issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete accounting for certain income tax effects of the 2017 Tax Act. As the Company completes its analysis of the 2017 Tax Act, collect and prepare necessary data, and interpret any additional guidance, the Company may make adjustments to provisional amounts that have been recorded that may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made. The Company expects to complete its analysis by the fourth quarter 2018 (within the measurement period not to extend beyond one year) in accordance with SAB 118.
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

•	The Company recognized excess tax benefits of $0.9 million for the twelve months ended December 31, 2017 related to shares issued and settled with employees during the period.

•
ASU 2016-09 also requires the presentation of excess tax benefits on the statement of cash flows as an operating activity on either a prospective or retrospective basis. The Company elected to apply this guidance on a prospective basis. Prior periods have not been adjusted to reflect this adoption.

•
There was no significant impact to diluted weighted average shares outstanding for purposes of calculating net income per common share-diluted for the twelve months ended December 31, 2017, as a result of the adoption.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other - Simplifying the Test for Goodwill Impairment (Topic 350). ASU 2017-04 eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 under current goodwill impairment test rules) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on the Step 1 analysis under current guidance). The standard will be applied prospectively and is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019 for public business entities (PBEs) that meet the definition of a Securities and Exchange Commission (SEC) filer (i.e., for any impairment test performed by calendar-year entities in 2020), December 15, 2020 for PBEs that are not SEC filers (i.e., for any impairment test performed by calendar-year entities in 2021), and December 15, 2021 for all other entities (i.e., for any impairment test performed by calendar-year entities in 2022). Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company is currently assessing the impact of adopting this standard on the Company’s financial position, results of operations, cash flows and financial statement disclosures.

In January 2017, the FASB issued ASU 2017-01, Business Combinations - Clarifying the Definition of a Business (Topic 805). Under ASU 2017-01, an entity first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set is not a business. If it’s not met, the entity then evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. Under current guidance, a business consists of (1) inputs, (2) processes applied to those inputs and (3) the ability to create outputs. ASU 2017-01 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years. For all other entities, it is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The ASU will be applied prospectively to any transactions occurring within the period of adoption. The Company is currently assessing the impact of adopting this standard on the Company’s financial position, results of operations, cash flows and financial statement disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows - Restricted Cash (Topic 230). ASU 2016-18 clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. The guidance requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The guidance, which is based on a consensus of the Emerging Issues Task Force (EITF), is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. For all other entities, it is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently assessing the impact of adopting this standard on the Company’s financial position, results of operations, cash flows and financial statement disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-2 requires lessees to move most leases to the balance sheet and recognize expense, similar to current accounting guidance, on the income statement. Additionally, the classification criteria and the accounting for sales-type and direct financing leases is modified for lessors. Under ASU 2016-2, all entities will classify leases to determine: (i) lease-related revenue and expense and (ii) for lessors, amount recorded on the balance sheet. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with full retrospective application being prohibited. ASU 2016-2 is effective for interim and annual reporting periods beginning after December 15, 2018. Since the release of ASU 2016-02, the FASB issued an additional ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842 which has the same effective date as ASU no. 2016-02. The Company has commenced the process of implementing Topic 842 and assessing the impact of these and other changes to the Company's financial position, results of operations, cash flows and financial statement disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-1 amends various areas of the accounting for financial instruments. Key provisions of the amendment currently being evaluated by the Company requires (i) equity investments to be measured at fair value (except those accounted for under the equity method), (ii) the simplification of equity investment impairment determination, (iii) certain changes to the fair value measurement of financial instruments measured at amortized cost, (iv) the separate presentation, in other comprehensive income, the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (given certain conditions), and (v) the evaluation for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the Company's other deferred tax assets. ASU 2016-1 is effective for interim and annual reporting periods beginning after December 15, 2017. The Company does not expect the adoption of this ASU to have a material impact on the financial position, results of operations, cash flows and financial statement disclosures.

In May 2017, the FASB issued ASU No. 2017-10, Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services. ASU 2017-10 clarifies how operating entities should determine the customer of operation services for transactions within the scope of this guidance. US GAAP does not currently address how an operating entity should determine the customer of the operation services for transactions within the scope of Topic 853. The amendment eliminates diversity in practice by clarifying that the grantor is the customer of the operation services in all cases for those arrangements. The amendments in this update should be adopted at the same time as adoption of Topic 606, as defined further below. Early adoption is permitted. The Company has assessed the impact of adopting this standard on the Company's financial position, results of operations, cash flows and financial statement disclosures, in conjunction with the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) which is discussed below.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Since the release of ASU 2014-9, the FASB has issued the following additions ASUs updating the topic:

•	In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers

•	In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients

•	In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing

•	In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)

•	In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date

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

The Company's process for implementing Topic 606 includes, but is not limited to, identifying contracts within the scope of the standard, identifying distinct performance obligations within each contract, and applying the new guidance for measuring and recognizing revenue, to each performance obligation. The Company has finalized contract reviews and is currently evaluating new disclosure requirements and identifying appropriate changes to business processes and controls to support recognition and disclosure under the new guidance. Based on our evaluation, the Company will adopt the requirements of Topic 606 in the first quarter of 2018 using the modified retrospective method.

The Company is in the process of completing its analysis of adoption impacts of Topics 606 and 853 and does not believe there are any remaining significant implementation topics associated with the adoption of Topics 606 and 853 that have not yet been addressed.

ASU No. 2017-10, Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services issued in May 2017, clarified how operating entities should determine the customer of operation services for transactions within the scope of this guidance. The Company has determined that revenue generated from service concession arrangements, which are currently accounted for as leasing type of arrangements, will be accounted for under the guidance of Topic 606 upon adoption of Topic 853 and will be adopted concurrently with Topic 606. As a result of adoption of Topic 853 and based on amounts included in the Consolidated Statements of Income for the year ended December 31, 2017, the Company expects the following impacts to the Consolidated Statements of Income during the first year of adopting Topic 606:

•
Costs (rent expense) of approximately $124.4 million previously classified as Cost of parking services - lease contracts will be classified as a reduction of revenue and included in Parking services revenue - lease contracts.

•
Certain expenses related to service concession arrangements of approximately $0.2 million, previously recorded within depreciation and amortization will be classified as a reduction of revenue and included in Parking services revenue - lease contracts.

•
Certain expenses related to service concession arrangements of approximately $0.1 million previously recorded within depreciation and amortization will be classified as a reduction of revenue and included in Parking services revenue - management contracts.

The adoption of Topic 606 will not have a change to revenue recognition for all other revenue arrangements.

The Company does not expect the standard to have a material impact on our Consolidated Balance Sheets. The immaterial impact primarily relates to classifications among financial statement accounts to align with the new standard. Most notably, where the Company has a contractual right to invoice a receivable will be recognized and a corresponding contract liability recorded for the performance obligation that will be subsequently satisfied.

There will be no cumulative effect on our opening retained earnings as a result of adoption of Topic 606 and the standard will not have an impact to the Company's Consolidated Statements of Cash Flows.
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

On September 27, 2016, the Company and Central's former stockholders agreed-upon non-binding terms to settle all outstanding matters between the parties relating to the Central Merger ("Settlement Terms") and on December 15, 2016 the Company and Central's former stockholders executed a settlement agreement ("Settlement Agreement") to settle all outstanding matters between the parties relating to the Central Merger (including the Company's claims as described above). Pursuant to the Settlement Agreement, the Company paid Central's former stockholders $2.5 million in aggregate, which effectively reduced the $27.0 million of Cash Consideration that would have been payable by the Company to Central's former stockholders under the Merger Agreement by $24.5 million. As a result of the Settlement Terms, the Company recorded $0.8 million ($0.5 million, net of tax) in General and administrative expenses within the Consolidated Statements of Income in the third quarter 2016. Additionally and pursuant to the Settlement Agreement, the parties fully released one another for claims relating to the Central Merger, and therefore the Company has no further obligation to pay any additional Cash Consideration Amount to Central's former stockholders.

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
Restructuring, Merger and Integration Costs
Since the Central Merger, the Company has incurred certain restructuring, merger and integration costs associated with the transaction that were expensed as incurred, which include:

•
costs (primarily severance and relocation costs) related to a series of Company initiated workforce reductions to increase organizational effectiveness and provide cost savings that can be reinvested in the Company's growth initiatives, during 2016, second quarter 2017 and fourth quarter 2017 (included within General and administrative expenses within the Consolidated Statements of Income);

•
costs related to the Selling Stockholders' underwritten public offerings of common stock of the Company incurred during the second quarter 2017 (included within General and administrative expenses within the Consolidated Statements of Income); and

•
costs related to the write off of certain fixed assets and the acceleration of certain software assets directly as a result of the Central Merger (included within Depreciation and amortization expense within the Consolidated Statements of Income).

	Year Ended December 31,
(millions)	2017	2016	2015
General and administrative expenses	$1.2	$4.5	$6.2
Depreciation and amortization	—	2.4	1.0
Total	$1.2	$6.9	$7.2

An accrual for restructuring, merger and integration costs of $2.3 million (of which, $1.8 million is included in Compensation and payroll withholdings and $0.5 million in Other long-term liabilities within the Consolidated Balance Sheets) and $5.4 million (of which, $3.6 million is included in Compensation and payroll withholdings, $0.3 million in Accrued expenses and $1.5 million in Other long-term liabilities within the Consolidated Balance Sheets) as of December 31, 2017 and 2016, respectively.
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
A reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding is as follows:

	Year Ended December 31,
(millions, except share and per share data)	2017	2016	2015
Net income attributable to SP Plus Corporation	$41.2	$23.1	$17.4
Basic weighted average common shares outstanding	22,195,350	22,238,021	22,189,140
Dilutive impact of share-based awards	312,938	290,101	322,619
Diluted weighted average common shares outstanding	22,508,288	22,528,122	22,511,759
Net income per common share
Basic	$1.86	$1.04	$0.78
Diluted	$1.83	$1.03	$0.77
As of December 31, 2017, the weighted average number of performance-based shares units related to the 2015 awards were included for the purposes of determining diluted net income per share as all performance goals were achieved as of this date. The 2016 and 2017 performance-based awards have been excluded for purposes of determining diluted net income per share for the year ended December 31, 2017, as all performance goals were not achieved relating to these awards as of December 31, 2017.
There are no additional securities that could dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share, other than those disclosed.
4. Stock-Based Compensation
The Company measures stock-based compensation expense at the grant date, based on the estimated fair value of the award, and the expense is recognized over the requisite employee service period or performance period (generally the vesting period) for awards expected to vest. The Company accounts for forfeitures of stock-based awards as they occur.
The Company has an amended and restated long-term incentive plan (the "Plan") that was adopted in conjunction with its initial public offering in 2004. In February 2008, the Board of Directors approved an amendment to the Plan, subject to stockholder approval, that increased the maximum number of shares of common stock available for awards under the Plan from 2,000,000 to 2,175,000 and extended the Plan's termination date. Company stockholders approved this Plan amendment on April 22, 2008, and the Plan now terminates twenty years from the date of such approval, or April 22, 2028. On March 13, 2013, the Board approved an amendment to the Plan, subject to stockholder approval, that increased the number of shares of common stock available for awards under the Plan from 2,175,000 to 2,975,000. Company stockholders approved this Plan amendment on April 24, 2013. Forfeited and expired options under the Plan become generally available for reissuance. At December 31, 2017, 248,534 shares remained available for award under the Plan.
Stock Options and Grants
There were no options granted during the years ended December 31, 2017, 2016 and 2015. The Company recognized no stock-based compensation expense related to stock options for the years ended December 31, 2017, 2016 and 2015 as all options previously granted are fully vested.

The following is a summary of Company authorized vested stock grants to certain directors for the year ended December 31, 2017, 2016 and 2015. Stock-based compensation expense related to vested stock grants are included in General and administrative expenses within the Consolidated Statements of Income.

	Year Ended December 31,
(millions, except stock grants)	2017	2016	2015
Vested stock grants	16,428	32,180	32,357
Stock-based compensation expense	$0.5	$0.7	$0.7
Restricted Stock Units
No grants of restricted stock units were authorized during the year ended December 31, 2017.
During the year ended December 31, 2016, the Company authorized certain one-time grants of 4,020 restricted stock units to certain executives that vest five years from date of issuance. The restricted stock unit agreements are designed to reward performance over a five-year period.
During the year ended December 31, 2015, the Company authorized one-time grants of 3,963 restricted stock units to certain executives that vest three years from date of issuance. The restricted stock unit agreements are designed to reward performance over a three-year period.
The fair value of restricted stock units is determined using the market value of the Company's common stock on the date of the grant, and compensation expense is recognized over the vesting period.
A summary of the status of the restricted stock units as of December 31, 2017, and changes during the year ended December 31, 2017, 2016 and 2015, are presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested as of December 31, 2014	555,700	$19.57
Issued	12,589	23.65
Vested	(150,073)	20.77
Forfeited	(16,500)	19.45
Nonvested as of December 31, 2015	401,716	$19.25
Issued	4,020	24.87
Vested	(54,215)	18.33
Forfeited	(17,324)	19.68
Nonvested as of December 31, 2016	334,197	$19.45
Issued	22,000	18.25
Vested	(26,399)	18.98
Forfeited	(4,537)	21.92
Nonvested as of December 31, 2017	325,261	$19.37
The table below shows the Company's stock-based compensation expense related to the restricted stock units for the years ended December 31, 2017, 2016 and 2015, and is included in General and administrative expenses within the Consolidated Statements of Income.

	Year Ended December 31,
(millions)	2017	2016	2015
Stock-based compensation expense	$0.9	$0.9	$1.6

Unrecognized stock-based compensation expense related to the restricted stock units for the years ended December 31, 2017, 2016 and 2015, is shown in the table below, along with the weighted average periods in which the expense will be recognized.

	Year Ended December 31,
(millions)	2017	2016	2015
Unrecognized stock-based compensation	$0.9	$1.7	$2.7
Weighted average (years)	2.1 years	2.8 years	3.8 years
Performance Share Units
In September 2014, the Board of Directors authorized a performance-based incentive program under the Plan ("Performance-Based Incentive Program"), whereby the Company will issue performance share units to certain executive management individuals that represent shares potentially issuable in the future. The objective of the performance-based incentive program is to link compensation to business performance, encourage ownership of Company stock, retain executive talent, and reward executive performance. The Performance-Based Incentive Program provides participating executives with the opportunity to earn vested common stock if certain performance targets for pre-tax free cash flow are achieved over the cumulative three-year period and recipients satisfy service-based vesting requirements. The stock-based compensation expense associated with unvested performance-based incentives are recognized on a straight-line basis over the shorter of the vesting period or minimum service period and dependent upon the probable outcome of the number of shares that will ultimately be issued based on the achievement of pre-tax free cash flow over the cumulative three-year period.
In March 2017, the Board of Directors authorized a performance-based incentive program under the Company's Long-Term Incentive Plan ("2017 Performance-Based Incentive Program"). The 2017 Performance-Based Incentive Program is similar to the 2015 and 2016 Performance-Based Incentive Program, with the exception of the number of shares ultimately to be issued is based on the achievement of pre-tax free cash flow over the cumulative three-year period of 2017 through 2019.
During 2017, certain participating executives became vested in Performance-Based Incentive Program shares based on retirement eligibility and as a result $0.2 million of stock-based compensation related to 7,529 shares were recognized in General and administrative expenses, and which continue to be subject to achieving cumulative pre-tax free cash flow over the respective three-year periods. Additionally, participating executives became vested in the Performance-Based Incentive Program shares based on meeting eligibility for vesting at the end of the three-year performance period of 2015 through 2017. As a result, 54,390 shares were vested to these participating executives as of December 31, 2017.
In April 2016, the Board of Directors authorized another performance-based incentive program under the Company's Long-Term Incentive Plan ("2016 Performance-Based Incentive Program"). The 2016 Performance-Based Incentive Program is similar to the 2015 Performance-Based Incentive Program, with the exception of the number of shares ultimately to be issued is based on the achievement of pre-tax free cash flow over the cumulative three-year period of 2016 through 2018.
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
During 2015, certain participating executives became vested in the Performance-Based Incentive Program shares based on retirement eligibility and as a result $0.1 million of stock-based compensation related to 6,915 shares were recognized in General and administrative expenses within the Consolidated Statements of Income, and which continue to be subject to achieving cumulative pre-tax free cash flow over the three-year period of 2015 through 2017.

A summary of the status of the performance share units as of December 31, 2017, and changes during the year ended December 31, 2017, 2016 and 2015 are presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested as of December 31, 2014	79,430	$18.96
Issued (1)	125,392	21.64
Vested	(6,915)	19.91
Forfeited	(24,056)	20.30
Nonvested as of December 31, 2015	173,851	20.63
Issued	99,466	23.72
Vested	(84,417)	19.15
Forfeited	(29,423)	22.52
Nonvested as of December 31, 2016	159,477	22.99
Issued (2)	29,494	29.51
Vested	(61,919)	22.63
Forfeited	(11,770)	25.86
Nonvested as of December 31, 2017	115,282	$28.01
(1) Includes an additional 19,855 shares of performance adjustments made at a weighted average grant-date fair value of $19.02.
(2) Includes a reduction of 59,091 shares of performance adjustments made at a weighted average grant-date fair value of $26.07.
The table below shows the Company's stock-based compensation expense related to the Performance-Based Incentive Program for the years ended December 31, 2017, 2016 and 2015, and is included in General and administrative expenses within the Consolidated Statements of Income.

	Year Ended December 31,
(millions)	2017	2016	2015
Stock-based compensation	$1.3	$1.8	$1.3
During the years ended December 31, 2017, 2016 and 2015, respectively, 11,770, 29,423 and 24,056 performance-based shares were forfeited under the Long-Term Incentive Program and became available for reissuance.
Future compensation expense for currently outstanding awards under the Performance-Based Incentive Program could reach a maximum of $7.3 million. Stock-based compensation for the Performance-Based Incentive Program is expected to be recognized over a weighted average period of 1.7 years.
5. Leasehold Improvements, Equipment, Land and Construction in Progress, net
Leasehold improvements, equipment, and construction in progress and related accumulated depreciation and amortization is as follows:

		December 31
(millions)	Ranges of Estimated Useful Life	2017	2016
Equipment	1 - 10 Years	$39.6	$38.6
Software	3 Years	31.9	30.9
Vehicles	1 - 10 Years	9.1	8.8
Other	3 Years	0.5	0.5
Leasehold improvements	Shorter of lease term or economic life up to 10 years	20.8	21.7
Construction in progress		2.7	3.3
		104.6	103.8
Less accumulated depreciation and amortization		(77.2)	(72.9)
Leasehold improvements, equipment, land and construction in progress, net		$27.4	$30.9

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
The table below shows the Company's depreciation and amortization expense related to Leasehold improvements, equipment and construction in progress for the years ended December 31, 2017, 2016 and 2015, and is included in Depreciation and amortization expense within the Consolidated Statements of Income.

	Year Ended December 31,
(millions)	2017	2016	2015
Depreciation expense	$11.3	$16.2	$15.9
6. Cost of Contracts, net
Cost of contracts, net, is comprised of the following:

	December 31,
(millions)	2017	2016
Cost of contracts	$30.5	$30.4
Accumulated amortization	(21.6)	(19.0)
Cost of contracts, net	$8.9	$11.4
The expected future amortization of cost of contracts is as follows:

(millions)	Cost of Contract
2018	$2.8
2019	2.2
2020	1.1
2021	0.6
2022	0.5
2023 and Thereafter	1.7
Total	$8.9
The table below shows the Company's amortization expense related to costs of contracts for the years ended December 31, 2017, 2016 and 2015, and is included in Depreciation and amortization within the Consolidated Statements of Income.

	Year Ended December 31,
(millions)	2017	2016	2015
Amortization expense	$3.2	$3.4	$3.1
Weighted average life (years)	9.8	9.6	9.0

7. Other Intangible Assets, net
The following presents a summary of other intangible assets:

		December 31,
		2017			2016
(millions)	Weighted Average Life (Years)	Acquired Intangible Assets, Gross (1)	Accumulated Amortization	Acquired Intangible Assets, Net	Acquired Intangible Assets, Gross(1)	Accumulated Amortization	Acquired Intangible Assets, Net
Covenant not to compete	1.0	$0.9	$(0.9)	$—	$0.9	$(0.9)	$—
Trade names and trademarks	1.5	9.8	(9.7)	0.1	9.8	(9.6)	0.2
Proprietary know how	1.5	34.6	(34.5)	0.1	34.7	(32.6)	2.1
Management contract rights	10.9	81.0	(27.1)	53.9	81.0	(22.0)	59.0
Acquired intangible assets, net (2)	10.9	$126.3	$(72.2)	$54.1	$126.4	$(65.1)	$61.3
(1) Excludes the original cost and accumulated amortization on fully amortized intangible assets.
(2) Intangible assets have estimated remaining lives between one and 14 years.
The table below shows the amortization expense related to intangible assets for the years ended December 31, 2017, 2016 and 2015, and is included in Depreciation and amortization within the Consolidated Statements of Income.

	Year Ended December 31,
(millions)	2017	2016	2015
Amortization expense	$7.2	$14.6	$15.1
The expected future amortization of intangible assets as of December 31, 2017 is as follows:

(millions)	Intangible asset amortization
2018	$5.3
2019	5.2
2020	5.2
2021	5.2
2022	5.1
2023 and Thereafter	28.1
Total	$54.1
8. Favorable and Unfavorable Acquired Lease Contracts, net
Favorable and unfavorable acquired lease contracts represent the acquired fair value of lease contracts in connection with the Central Merger. Favorable and unfavorable acquired lease contracts are being amortized over the contract term, including anticipated renewals and terminations.
The following presents a summary of favorable and unfavorable lease contracts:

	Favorable		Unfavorable
	December 31,		December 31,
(millions)	2017	2016	2017	2016
Acquired fair value of lease contracts	$65.2	$73.0	$(81.3)	$(82.6)
Accumulated (amortization) accretion	(41.9)	(43.0)	49.8	42.4
Total acquired fair value of lease contracts, net	$23.3	$30.0	$(31.5)	$(40.2)
The table below shows the amortization expense for favorable acquired lease contracts, which is recognized as an increase to Cost of parking services - Lease contracts within the Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015, along with the weighted average remaining useful life.

	Year Ended December 31,
(millions)	2017	2016	2015
Amortization expense	$6.6	$8.3	$10.1
Weighted average life (years)	14.1	11.9	11.1
The table below shows the amortization expense for unfavorable acquired lease contracts, which is recognized as a decrease to Cost of parking services - Lease contracts within the Consolidated Statements of Income, for the years ended December 31, 2017, 2016 and 2015, along with the weighted average remaining useful life.

	Year Ended December 31,
(millions)	2017	2016	2015
Amortization expense	$8.8	$10.1	$11.0
Weighted average life (years)	10.7	10.5	10.1
The expected future amortization (accretion) of acquired lease contracts is as follows:

(millions)	Favorable	Unfavorable	Unfavorable, Net
2018	$4.0	$(6.7)	$(2.7)
2019	3.6	(5.6)	(2.0)
2020	3.0	(3.7)	(0.7)
2021	2.3	(2.8)	(0.5)
2022	1.6	(2.6)	(1.0)
2023 and Thereafter	8.8	(10.1)	(1.3)
Total	$23.3	$(31.5)	$(8.2)
9. Goodwill
The amounts for goodwill and changes to carrying value by reportable segment are as follows:

(millions)	Region One	Region Two	Total
Balance as of December 31, 2015	$368.6	$62.7	$431.3
Foreign currency translation	0.1	—	0.1
Balance as of December 31, 2016	$368.7	$62.7	$431.4
Foreign currency translation	0.3	—	0.3
Balance as of December 31, 2017	$369.0	$62.7	$431.7
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
Due to a change in the Company’s segment reporting effective January 1, 2017, the goodwill allocated to certain previous reporting units have been aggregated into a single operating segment. The reporting units are reported as Region One (Commercial) and Region Two (Airport Transportation). See also Note 19. Domestic and Foreign Operations for further disclosure on the Company’s change in reporting segments effective January 1, 2017.
As a result of the change in internal reporting segment information, the Company completed a quantitative test (Step One) of goodwill impairment as of January 1, 2017 and concluded that the estimated fair values of each of the Company’s reporting units exceeded its carrying amount of net assets assigned to that reporting unit and therefore no further testing was required (Step Two). In conducting the January 1, 2017 goodwill impairment quantitative test (Step One), the Company analyzed actual and projected growth trends of the reporting units, gross margin, operating expenses and Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (which also includes forecasted five-year income statement and working capital projection, a market-based weighted average cost of capital and terminal values after five years). The Company also assesses critical areas that may impact its business including economic conditions, market related exposures, competition, changes in service offerings and changes in key personnel. As part of the January 1, 2017 goodwill assessment, the Company engaged a third-party to evaluate its reporting units’ fair values. No impairment was recorded as a result of the goodwill impairment test performed.
The Company completed its annual goodwill impairment test as of October 1, 2017, using a qualitative test (Step Zero), to determine the likelihood of impairment and if it was more likely than not that the fair value of the reporting units were less than the carrying value of the reporting unit. The Company concluded that the estimated fair values of each of the Company's reporting units exceeded its carrying amount of net assets assigned to that reporting unit and, therefore, no further testing was required (Step One). Generally, the more-likely-than-not threshold is a greater than a 50% likelihood that the fair value of a reporting unit is greater than the carrying value. As part of the October 1, 2017 goodwill assessment, the Company engaged a third-party to estimate a discount rate, which is a primary driver in the valuation of the Company's reporting units' fair values.
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
The following table sets forth the Company's financial assets measured at fair value on a recurring basis and the basis of measurement at December 31, 2017 and 2016:

	Fair Value at December 31, 2017			Fair Value at December 31, 2016
(millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Prepaid expenses and other
Contingent consideration receivable	$—	$—	$—	$—	$—	$0.5
Interest Rate Swaps	—	—	—	—	0.1	—
Total	$—	$—	$—	$—	$0.1	$0.5
Interest Rate Swaps
The Company generally seeks to minimize risks from interest rate fluctuations through the use of interest rate swap contracts and hedge only exposures in the ordinary course of business. Interest rate swaps are used to manage interest rate risk associated with our floating rate debt. The Company accounts for its derivative instruments at fair value provided it meets certain documentary and analytical requirements to qualify for hedge accounting treatment. Hedge accounting creates the potential for a Consolidated Statements of Income match between the changes in fair values of derivatives and the changes in cost of the associated underlying transactions, in this case interest expense. Derivatives previously held by us are designated as hedges of specific exposures at inception, with an expectation that changes in the fair value will essentially offset the change in the underlying exposure. Discontinuance of hedge accounting is required whenever it is subsequently determined that an underlying transaction is not going to occur, with any gains or losses recognized in the Consolidated Statements of Income at such time, with any subsequent changes in fair value recognized in earnings. Fair values of derivatives are determined based on quoted prices for similar contracts. The effective portion of the change in fair value of the interest rate swap is reported in accumulated other comprehensive income, a component of stockholders' equity, and recognized as an adjustment to interest expense or other (expense) income, respectively, over the same period the related expenses are recognized in earnings. Ineffectiveness would occur when changes in the market value of the hedged transactions are not completely offset by changes in the market value of the derivative and those related gains and losses on derivatives representing hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings when incurred. No ineffectiveness was recognized during 2017, 2016 or 2015. The Interest Rate Swaps expired on September 30, 2017.

Contingent Consideration Receivable
During 2015, certain assets, which met the definition of a business, were sold to a third-party in an arms-length transaction (see also Note 1. Significant Accounting Policies and Practices for further detail on the sale of the business). Under the sales agreement, 40% of the sale proceeds from the buyer is contingent in nature and scheduled to be received by the Company in February 2017, or eighteen months from the date of the transaction. The buyer had 60 days from this date to calculate and remit the remaining consideration, with the contingent consideration being based on financial and operational performance of the business sold. During the second quarter of 2017, the Company received $0.6 million from the buyer for the final earn-out consideration, which resulted in the Company recognizing an additional gain on sale the business of $0.1 million. The significant inputs historically used to derive the Level 3 fair value of the contingent consideration receivable were the probability of reaching certain revenue growth of the business and retention of current customers over the eighteen month period. The fair value of the contingent consideration receivable for the year ended 2016 was $0.5 million.

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
The following table provides a reconciliation of the beginning and ending balances for the contingent consideration obligation measured at fair value using significant unobservable inputs (Level 3):

(millions)	Due to Seller
Balance as of December 31, 2014	$(0.3)
Increase related to new acquisitions	—
Payment of contingent consideration	0.1
Change in fair value	0.2
Balance as of December 31, 2015	$—
Increase related to new acquisitions	—
Payment of contingent consideration	—
Change in fair value	—
Balance as of December 31, 2016	$—
Increase related to new acquisitions	—
Payment of contingent consideration	—
Change in fair value	—
Balance as of December 31, 2017	$—
For the year ended December 31, 2015, the Company recognized an expense $0.2 million in General and administrative expenses due to the change in fair value measurements using a level three valuation technique. These adjustments were the result of using revised forecasts to operating results, updates to the probability of achieving the revised forecasts and updated fair value measurements that revised the Company's contingent consideration obligations related to the purchase of these businesses.
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

Financial Instruments not Measured at Fair Value
The following table presents the carrying amounts and estimated fair values of financial instruments not measured at fair value in the Consolidated Balance Sheets at December 31, 2017 and 2016:

	2017		2016
(millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$22.8	$22.8	$22.2	$22.2
Long-term borrowings
Restated Credit Facility, net of original discount on borrowings and deferred financing costs	$151.0	$151.0	$193.4	$193.4
Other obligations	$2.8	$2.8	$1.7	$1.7
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
11. Borrowing Arrangements
Long-term borrowings, in order of preference, consisted of the following:

		Amount Outstanding
		December 31,
(millions)	Maturity Date	2017	2016
Restated Credit Facility, net of original discount on borrowings and deferred financing costs	February 20, 2020	$151.0	$193.4
Other borrowings	Various	2.8	1.7
Total obligations under Restated Credit Facility and other borrowings		153.8	195.1
Less: Current portion of obligations under Restated Credit Facility and other borrowings		20.6	20.4
Total long-term obligations under Restated Credit Facility and other borrowings		$133.2	$174.7

Aggregate minimum principal maturities of long-term borrowings for the fiscal years following December 31, 2017, are as follows:

(millions)
2018	$21.6
2019	20.3
2020	113.1
2021	0.3
2022	0.3
Thereafter	—
Total debt	155.6
Less: Current portion, including debt discount	20.6
Less: Original discount on borrowings	0.8
Less: Deferred financing costs	1.0
Total long-term portion, obligations under credit facility and other borrowings	$133.2
Senior Credit Facility
On October 2, 2012, the Company entered into a credit agreement ("Credit Agreement") with Bank of America, N.A. ("Bank of America"), as administrative agent, Wells Fargo Bank, N.A. ("Wells Fargo Bank") and JPMorgan Chase Bank N.A., as co-syndication agents, U.S. Bank National Association, First Hawaiian Bank and General Electric Capital Corporation, as co-documentation agents, Merrill Lynch, Pierce, Fenner & Smith Inc., Wells Fargo Securities, LLC and J.P. Morgan Securities LLC, as joint lead arrangers and joint book managers, and the lenders party thereto.

Pursuant to the terms, and subject to the conditions, of the Credit Agreement, the Lenders made available to the Company a secured senior credit facility (the "Senior Credit Facility") that permitted aggregate borrowings of $450.0 million consisting of (i) a revolving credit facility of up to $200.0 million at any time outstanding, which included a letter of credit facility limited to $100.0 million at any time outstanding, and (ii) a term loan facility of $250.0 million. The Senior Credit Facility was due to mature on October 2, 2017.
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
The Company was in compliance with all of its covenants as of December 31, 2017.
The weighted average interest rate on our Senior Credit Facility and Restated Credit Facility was 2.9% and 2.8% for the years ended December 31, 2017 and 2016, respectively. The rate includes all outstanding LIBOR contracts, cash flow hedge effectiveness effect and letters of credit. The weighted average interest rate on outstanding borrowings, not including letters of credit, was 3.3% and 3.0%, respectively, at December 31, 2017 and December 31, 2016.
At December 31, 2017, the Company had $148.7 million of borrowing availability under the Restated Credit Agreement, of which the Company could have borrowed $148.7 million on December 31, 2017 and remained in compliance with the above described covenants as of such date. The Company's borrowing availability under the Restated Credit Agreement is limited only as of the Company's fiscal quarter end by the covenant restrictions described above. At December 31, 2017, the Company had $48.5 million of letters of credit outstanding under the Restated Credit Agreement with aggregate borrowings against the Restated Credit Agreement of $152.8 million (excluding debt discount of $0.8 million and deferred financing cost of $1.0 million).
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
Subordinated Convertible Debentures
The Company acquired Subordinated Convertible Debentures ("Convertible Debentures") as a result of the acquisition of Central. The subordinated debenture holders have the right to redeem the Convertible Debentures for $19.18 per share upon their stated maturity (April 1, 2028) or upon acceleration or earlier repayment of the Convertible Debentures. There were no redemptions of Convertible Debentures during the years ended December 31, 2017 and 2016, respectively. The approximate redemption value of the Convertible Debentures outstanding at December 31, 2017 and December 31, 2016 is $1.1 million and $1.1 million, respectively.
12. Share Repurchase Plan

In May 2016, the Company's Board of Directors authorized the Company to repurchase, on the open market, shares of its outstanding common stock in an amount not to exceed $30.0 million in aggregate. Purchases of the Company's common stock may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with Rule 10b-18 and 10b5-1 under the Exchange Act. The share repurchase program does not obligate the Company to repurchase any particular amount of common stock, and has no fixed termination date.

Under this program, the Company repurchased 305,183 shares of common stock through December 31, 2016. No shares were repurchased during the year ended December 31, 2017. The following tables summarize share repurchase activity during the year ended December 31, 2017 and 2016 and the remaining authorized repurchase amount under the program as at December 31, 2017.

	Twelve Months Ended
(millions, except for share and per share data)	December 31, 2017	December 31, 2016
Total number of shares repurchased	—	305,183
Average price paid per share	$—	$24.43
Total value of shares repurchased	$—	$7.5

(millions)	December 31, 2017
Total authorized repurchase amount	$30.0
Total value of shares repurchased	7.5
Total remaining authorized repurchase amount	$22.5

13. Leases and Contingencies
The Company operates parking facilities under operating leases expiring on various dates. Certain of the leases contain options to renew at the Company's discretion. Total future annual rent expense is not determinable as a portion of such future rent is contingent based on revenues of the parking facilities.

At December 31, 2017, the Company's minimum rental commitments, excluding contingent rent provisions and sublease income under all non-cancellable operating leases, are as follows:

(millions)
2018	$230.7
2019	196.4
2020	121.7
2021	94.2
2022	65.7
2023 and thereafter	166.5
Total	$875.2

(1)$24.5 is included in 2018 minimum commitments for leases that expire in less than one year.
Rent expense, including contingent rents, was $394.6 million, $384.0 million and $400.3 million in 2017, 2016 and 2015, respectively. Contingent rent expense was $161.5 million, $140.0 million and $186.2 million in 2017, 2016 and 2015, respectively. Contingent rent expense consists primarily of percentage rent payments, which will cease at various times as certain leases expire. Future sublease income under all non-cancellable operating leases was $35.0 million as of December 31, 2017.
The Company accrued no contingent payment obligations outstanding under the previous business combination accounting pronouncement for the year ended December 31, 2017.
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
14. Income Taxes
For financial reporting purposes, earnings before income taxes includes the following components:

	Year Ended December 31,
(millions)	2017	2016	2015
United States	$70.0	$38.9	$21.7
Foreign	2.2	2.9	3.4
Total	$72.2	$41.8	$25.1
The components of income tax expense are as follows:

	Year Ended December 31,
(millions)	2017	2016	2015
Current provision
U.S. federal	$21.5	$13.9	$11.5
Foreign	1.0	1.4	1.2
State	3.3	2.6	1.8
Total current	25.8	17.9	14.5
Deferred provision
U.S. federal	2.6	(2.5)	(4.9)
Foreign	0.6	(0.4)	0.1
State	(1.3)	0.8	(4.9)
Total deferred	1.9	(2.1)	(9.7)
Income tax expense	$27.7	$15.8	$4.8
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

Components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
(millions)	2017	2016
Deferred tax assets
Net operating loss carry forwards	$21.5	$19.3
Accrued expenses	18.8	30.7
Accrued compensation	8.1	12.8
Book over tax cost unfavorable acquired lease contracts	8.2	16.1
Other	—	1.2
Total gross deferred tax assets	56.6	80.1
Less: valuation allowance	(7.1)	(6.6)
Total deferred tax assets	49.5	73.5
Deferred tax liabilities
Prepaid expenses	(0.1)	(0.4)
Undistributed foreign earnings	(0.3)	(0.9)
Tax over book depreciation and amortization	(3.8)	(6.4)
Tax over book goodwill amortization	(18.2)	(28.0)
Tax over book cost favorable acquired lease contracts	(6.1)	(11.9)
Equity investments in unconsolidated entities	(5.1)	(8.0)
Total deferred tax liabilities	(33.6)	(55.6)
Net deferred tax asset	$15.9	$17.9
On December 22, 2017, the U.S. Tax Cuts and Jobs Act of 2017 (the "2017 Tax Act") was signed into law. The 2017 Tax Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, while also implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted. As a result of the 2017 Tax Act, the Company recorded $0.2 million of income tax expense in the fourth quarter of 2017. The provisional amount related to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future was $1.6 million income tax benefit, which includes a $1.2 million income tax expense related to an increase in the valuation allowance. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was $1.8 million income tax expense based on the cumulative foreign earnings of $14.1 million and the Company's current best estimates. Additionally, the Company recorded a tax charge of $0.6 million as an additional provision for withholding taxes on undistributed earnings not considered to be permanently reinvested.
On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. In accordance with SAB 118, the Company has determined that the $1.6 million of deferred income tax benefit, which includes a $1.2 million related to an increase in the valuation allowance, related to the remeasurement of certain deferred tax assets and liabilities and the $1.8 million of income tax expense recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings was a provisional amount and a reasonable estimate as of December 31, 2017. Additional work is necessary to do a more detailed analysis of historical foreign earnings, as well as potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to current tax expense when the analysis is complete or the Company has a better estimate.
The accounting guidance for accounting for income taxes requires that the Company assess the realisability of deferred tax assets at each reporting period. These assessments generally consider several factors including the reversal of existing temporary differences, projected future taxable income, and potential tax planning strategies. The Company has valuation allowances totaling $7.1 million and $6.6 million at December 31, 2017 and 2016, respectively, primarily related to our state Net Operating Loss carryforwards ("NOLs") and state tax credits that the Company believes are not likely to be realized based on upon its estimates of future taxable income, limitations on the uses of its state NOLs, and the carryforward life over which the state tax benefit is realized. The Company recognized a $0.5 million net expense for the recognition of a valuation allowance for deferred tax assets established for the historical net operating losses, which includes $1.2 million related to an increase in the valuation allowance as a result of the 2017 Tax Act.
As of December 31, 2017, the Company treats approximately $2.5 million of Canadian foreign and $9.2 million of Puerto Rico foreign earnings as permanently reinvested to meet working capital requirements in each jurisdiction. The amount of tax that may be payable on the future distribution of such earnings is approximately $0.1 million and $0.7 million of Puerto Rico withholding taxes. No U.S. taxes will be incurred on future distributions of foreign earnings due to the participation exemption under the 2017 Tax Act.

Due to the adoption of ASU 2016-09 in 2017, the Company recognized excess tax benefits of $0.9 million as income tax benefit for the year ended December 31, 2017. As a result of the adoption of ASU 2016-09, the Company's effective tax rate may have increased volatility.
The Company has $20.6 million of tax effected state net operating loss carryforwards as of December 31, 2017, which will expire in the years 2018 through 2037. As noted above, the utilization of net operating loss carryforwards of the Company are limited due to the ownership change in June 2004 and are also limited due to the Central Merger.
A reconciliation of the Company's reported income tax provision to the amount computed by multiplying earnings before income taxes by statutory United States federal income tax rate is as follows:

	2017	2016	2015
Tax at statutory rate	$25.3	$14.6	$8.8
Permanent differences	0.3	0.8	1.4
State taxes, net of federal benefit	2.5	1.3	0.3
Effect of foreign tax rates	—	—	(0.1)
Effect of 2017 Tax Act	(1.0)	—	—
Minority interest	(1.1)	(1.0)	(1.0)
Current year adjustment to deferred taxes	1.6	1.3	1.5
Recognition of tax credits	(1.5)	(1.4)	(1.2)
Other	1.1	0.4	0.6
	27.2	16.0	10.3
Change in valuation allowance (1)	0.5	(0.2)	(5.5)
Income tax (benefit) expense	$27.7	$15.8	$4.8
Effective tax rate	38.4%	37.8%	19.1%
(1) Includes $1.2 million of additional income tax expense related to an increase in the valuation allowance as a result of the 2017 Tax Act.
As of December 31, 2017, 2016 and 2015 the Company had not identified any uncertain tax positions that would have a material impact on the Company's financial position.
The Company recognizes potential interest and penalties related to uncertain tax positions, if any, in income tax expense. The tax years that remain subject to examination for the Company's major tax jurisdictions as of December 31, 2017 are shown below:

2014 - 2017	United States - federal income tax
2007 - 2017	United States - state and local income tax
2013 - 2017	Foreign - Canada and Puerto Rico
15. Benefit Plans
Deferred Compensation Arrangements
The Company offers deferred compensation arrangements for certain key executives. Subject to their continued employment by the Company, certain employees are offered supplemental pension arrangements in which the employees will receive a defined monthly benefit upon attaining age 65. The Company has accrued $3.6 million for the years ended December 31, 2017 and 2016, representing the present value of the future benefit payments. Expenses related to these plans amounted to $nil, $0.2 million and $0.2 million in 2017, 2016 and 2015, respectively.
The Company also has agreements with certain former key executives that provide for aggregate annual payments for periods ranging from 10 years to life, beginning when the executive retires or upon death or disability. Under certain conditions, the amount of deferred benefits can be reduced. Compensation cost for the year ended December 31, 2017 was $0.2 million, $0.6 million and $0.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. The Company has recorded a liability of $2.6 million and $2.7 million associated with these agreements as of December 31, 2017 and 2016, respectively.
Life insurance contracts with a face value of approximately $6.7 million as of December 31, 2017 and 2016 have been purchased to fund, as necessary, the benefits under the Company's deferred compensation agreements. The cash surrender value of the life insurance contracts is approximately $4.0 million and $3.9 million as of December 31, 2017 and 2016, respectively, and classified as non-current assets and included in Other assets, net within the Consolidated Balance Sheets. The plan is a non-qualified plan and is not subject to ERISA funding requirements.

Defined Contribution Plans
The Company sponsors a savings and retirement plans whereby the participants may elect to contribute a portion of their compensation to the plans. The plan is a qualified defined contribution plan 401(k). The Company contributes an amount in cash or other property as a Company match equal to 50% of the first 6% of contributions as they occur. Expenses related to the Company's 401(k) match amounted to $2.1 million, $1.9 million, and $2.1 million in 2017, 2016 and 2015, respectively.
The Company also offers a non-qualified deferred compensation plan to those employees whose participation in its 401(k) plan is limited by statute or regulation. This plan allows certain employees to defer a portion of their compensation, limited to a maximum of $0.1 million per year, to be paid to the participants upon separation of employment or distribution date selected by employee. To support the non-qualified deferred compensation plan, the Company has elected to purchase Company Owned Life Insurance ("COLI") policies on certain plan participants. The cash surrender value of the COLI policies is designed to provide a source for funding the non-qualified deferred compensation liability. As of December 31, 2017 and 2016, the cash surrender value of the COLI policies is $14.1 million and $12.2 million, respectively, and classified as non-current assets in Other Assets, net within the Consolidated Balance Sheets. The liability for the non-qualified deferred compensation plan is included in Other long-term liabilities on the Consolidated Balance Sheets and was $16.3 million and $14.7 million as of December 31, 2017 and 2016, respectively.
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

The Company's contributions represented more than 5% of total contributions to the Teamsters Local Union No. 727 and Local 272 Labor Management Benefit Funds for the plan year ending February 29, 2017 and November 30, 2017, respectively. The Company does not represent more than five percent to any other fund. The Company's participation in this plan for the annual periods ended December 31, 2017, 2016 and 2015, is outlined in the table below. The "EIN/Pension Plan Number" column provides the Employee Identification Number ("EIN") and the three-digit plan number, if applicable. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The "FIP/RP Status Pending/Implemented" column indicates plans for which a Financial Improvement Plan ("FIP") or a Rehabilitation Plan ("RP") is either pending or has been implemented.
The "Expiration Date of Collective Bargaining Agreement" column lists the expiration dates of the agreements to which the plans are subject.

	EIN/ Pension Plan Number	Pension Protection Zone Status			FIP/FR Pending Implementation	Contributions (millions)				Zone Status as of the Most Recent Annual Report	Expiration Date of Collective Bargaining Agreement
Pension		2017	2016	2015		2017	2016	2015	Surcharge Imposed
Teamsters Local Union 727	36-61023973	Green	Green	Green	N/A	$3.4	$3.5	$3.5	No	2017	10/31/2021
Local 272 Labor Management	13-5673836	Green	Green	Green	N/A	$1.6	$1.5	$2.2	No	2017	3/5/2021
Net expenses for contributions not reimbursed by clients and related to multiemployer defined benefit and defined contribution benefit plans were $2.0 million, $3.3 million and $4.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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
The parking garage was financed through the issuance of State special facility revenue bonds and provides that the Company deposits, with the trustee for the bondholders, all gross revenues collected from operations of the surface and garage parking. From these gross revenues, the trustee pays debt service on the special facility revenue bonds outstanding, operating and capital maintenance expense of the surface and garage parking facilities, and specific annual guaranteed minimum payments to the state. Principal and interest on the Bradley special facility revenue bonds increase from approximately $3.6 million in contract year 2002 to approximately $4.5 million in contract year 2025. Annual guaranteed minimum payments to the State increase from approximately $8.3 million contract year 2002 to approximately $13.2 million in contract year 2024. The annual minimum guaranteed payment to the State by the trustee for the twelve months ended December 31, 2017 and 2016 was $11.5 million and $11.3 million, respectively. All of the cash flow from the parking facilities are pledged to the security of the special facility revenue bonds and are collected and deposited with the bond trustee. Each month the bond trustee makes certain required monthly distributions, which are characterized as "Guaranteed Payments." To the extent the monthly gross receipts generated by the parking facilities are not sufficient for the trustee to make the required Guaranteed Payments, the Company is obligated to deliver the deficiency amount to the trustee, with such deficiency payments representing interest bearing advances to the trustee. The Company does not directly guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.
The following is the list of Guaranteed Payments:

•	Garage and surface operating expenses,

•	Principal and interest on the special facility revenue bonds,

•	Trustee expenses,

•	Major maintenance and capital improvement deposits, and

•	State minimum guarantee.
To the extent sufficient funds exist, the trustee is then directed to reimburse the Company for deficiency payments up to the amount of the calculated surplus, with the Company having the right to be repaid the principal amount of any and all deficiency payments, together with actual interest and premium, not to exceed 10% of the initial deficiency payment. The Company calculates and records interest and premium income along with deficiency principal repayments as a reduction of cost of parking services in the period the associated deficiency repayment is received from the trustee. The Company believes these advances to be fully recoverable as the Bradley Agreement places no time restriction on the Company's right to reimbursement. The total deficiency repayments, net of payments made, as of December 31, 2017, 2016 and 2015 are as follows:

	December 31,
	2017	2016	2015
Balance at beginning of year	$9.9	$11.6	$13.3
Deficiency payments made	0.3	0.2	0.1
Deficiency repayment received	(2.3)	(1.9)	(1.8)
Balance at end of year	$7.8	$9.9	$11.6
The total deficiency repayments (net of payments made), interest and premium received and recorded for the years ended December 31, 2017, 2016 and 2015 are as follows:

	Year Ended December 31
(millions)	2017	2016	2015
Deficiency repayments	$2.0	$1.7	$1.7
Interest	$0.6	$0.5	$0.4
Premium	$0.2	$0.2	$0.2
Deficiency payments made are recorded as an increase in Cost of parking services-management contracts and deficiency repayments, interest and premium received are recorded as reductions to cost of parking services. The reimbursement of principal, interest and premium are recognized when received.
There were no amounts of estimated deficiency payments accrued as of December 31, 2017 and 2016, as the Company concluded that the potential for future deficiency payments did not meet the criteria of both probable and estimable.
In addition to the recovery of certain general and administrative expenses incurred, the Bradley Agreement provides for an annual management fee payment, which is based on operating profit tiers. The annual management fee is further apportioned 60% to the

Company and 40% to an un-affiliated entity and the annual management fee will be paid to the extent funds are available for the trustee to make distribution, and are paid after Guaranteed Payments (as defined in the Bradley Agreement) repayment of all deficiency payments, including interest and premium. Cumulative management fees of approximately $17.7 million and $16.7 million have not been recognized as of December 31, 2017 and 2016, respectively, and no management fees were recognized as revenue during 2017, 2016 or 2015.
17. Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) is comprised of unrealized gains (losses) on cash flow hedges and foreign currency translation adjustments. The components of changes in accumulated comprehensive income (loss), net of tax, were as follows:

(millions)	Foreign Currency Translation Adjustments	Effective Portion of Unrealized Gain (Loss) on Derivative	Total Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2014	$(0.5)	$0.3	$(0.2)
Change in other comprehensive income (loss)	(0.7)	(0.2)	(0.9)
Balance as of December 31, 2015	(1.2)	0.1	(1.1)
Change in other comprehensive income (loss)	(0.2)	(0.1)	(0.3)
Balance as of December 31, 2016	(1.4)	—	(1.4)
Change in other comprehensive income (loss)	0.2	—	0.2
Balance as of December 31, 2017	$(1.2)	$—	$(1.2)
Note: Amounts may not foot due to rounding.
18. Legal Proceedings
The Company is subject to litigation in the normal course of its business. The outcomes of legal proceedings and claims brought against it and other loss contingencies are subject to significant uncertainty. The Company accrues a charge against income when its management determines that it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. In addition, the Company accrues for the authoritative judgments or assertions made against it by government agencies at the time of their rendering regardless of its intent to appeal. In addition, the Company is from time-to-time party to litigation, administrative proceedings and union grievances that arise in the normal course of business, and occasionally pays non-material amounts to resolve claims or alleged violations of regulatory requirements. There are no "normal course" matters that separately or in the aggregate, would, in the opinion of management, have a material adverse effect on its operation, financial condition or cash flow.
In determining the appropriate accounting for loss contingencies, the Company considers the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as its ability to reasonably estimate the amount of potential loss. The Company regularly evaluates current information available to determine whether an accrual should be established or adjusted. Estimating the probability that a loss will occur and estimating the amount of a potential loss or a range of potential loss involves significant estimation and judgment.
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
In the first quarter of 2017, the Company changed its internal reporting segment information reported to our CODM. The operating segments are internally reported as region one (Commercial) and region two (Airports). All prior periods presented have been restated to reflect the new internal reporting to the CODM.

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

The following is a summary of revenues (excluding reimbursed management contract revenue) and gross profit by operating segment for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	Gross Margin	2016	Gross Margin	2015	Gross Margin
Parking services revenue
Region One
Lease contracts	$433.8		$420.3		$447.1
Management contracts	250.0		248.3		238.7
Total Region One	683.8		668.6		685.8
Region Two
Lease contracts	129.3		124.7		123.8
Management contracts	89.1		88.0		100.5
Total Region Two	218.4		212.7		224.3
Other
Lease contracts	—		—		—
Management contracts	9.1		10.5		11.1
Total Other	9.1		10.5		11.1
Reimbursed management contract revenue	679.2		676.6		650.6
Total parking services revenue	$1,590.5		$1,568.4		$1,571.8
Gross Profit
Region One
Lease contracts	35.8	8.3%	32.6	7.8%	35.8	8.0%
Management contracts	96.9	38.8%	95.7	38.5%	93.7	39.3%
Total Region One	132.7		128.3		129.5
Region Two
Lease contracts	6.7	5.2%	5.7	4.5%	5.4	4.4%
Management contracts	26.2	29.2%	24.6	28.0%	24.9	20.0%
Total Region Two	32.9		30.3		30.3
Other
Lease contracts	2.2	—%	1.1	—%	(3.1)	11.8%
Management contracts	17.5	192.3%	16.7	159.0%	13.4	120.5%
Total Other	19.7		17.8		10.3
Total gross profit	185.3		176.4		170.1
General and administrative expenses	82.9		90.0		97.3
General and administrative expense percentage of gross profit	44.7%		51.0%		57.0%
Depreciation and amortization	21.0		33.7		34.0
Operating income	81.4		52.7		38.8
Other expenses (income):
Interest expense	9.2		10.5		12.7
Interest income	(0.6)		(0.5)		(0.2)
Gain on sale of a business	(0.1)		—		(0.5)
Equity in losses from investment in unconsolidated entity	0.7		0.9		1.7
Total other expenses	9.2		10.9		13.7
Earnings before income taxes	72.2		41.8		25.1
Income tax expense	27.7		15.8		4.8
Net income	44.5		26.0		20.3
Less: Net income attributable to noncontrolling interest	3.3		2.9		2.9
Net income attributable to SP Plus Corporation	$41.2		$23.1		$17.4

20. Unaudited Quarterly Results
The following table sets forth the Company's unaudited quarterly consolidated statement of income data for the years ended December 31, 2017 and December 31, 2016. The unaudited quarterly information has been prepared on the same basis as the annual financial information and, in management's opinion, includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information for the quarters presented. Historically, the Company's operating results have varied from quarter to quarter and are expected to continue to fluctuate in the future. These fluctuations have been due to a number of factors, including: general economic conditions in its markets; acquisitions; additions of contracts; expiration and termination of contracts; conversion of lease contracts to management contracts; conversion of management contracts to lease contracts and changes in terms of contracts that are retained and timing of general and administrative expenditures.
The operating results for any historical quarter are not necessarily indicative of results for any future period.

	2017				2016
(millions, except for share and per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Unaudited)				(Unaudited)
Parking services revenue
Lease contracts (2)	$130.8	$150.9	$140.9	$140.5	$138.5	$135.7	$136.1	$134.7
Management contracts	92.1	84.0	86.7	85.4	91.2	86.7	84.1	84.8
Reimbursed management contract revenue (1)	179.0	168.6	165.1	166.5	156.7	168.1	177.0	174.8
Total revenue	401.9	403.5	392.7	392.4	386.4	390.5	397.2	394.3
Cost of parking services
Lease contracts	125.8	130.2	131.0	131.4	130.6	124.0	125.8	125.2
Management contracts	56.6	47.2	50.7	53.1	60.7	51.4	50.5	47.2
Reimbursed management contract expense (1)	179.0	168.6	165.1	166.5	156.7	168.1	177.0	174.8
Total cost of parking services	361.4	346.0	346.8	351.0	348.0	343.5	353.3	347.2
Gross profit
Lease contracts (2)	5.0	20.7	9.9	9.1	7.9	11.7	10.3	9.5
Management contracts	35.5	36.8	36.0	32.3	30.5	35.3	33.6	37.6
Total gross profit	40.5	57.5	45.9	41.4	38.4	47.0	43.9	47.1
General and administrative expenses	21.2	22.5	19.6	19.6	24.6	22.1	20.3	23.0
Depreciation and amortization	6.6	4.8	4.9	4.7	9.2	9.8	7.8	6.9
Operating income	12.7	30.2	21.4	17.1	4.6	15.1	15.8	17.2
Other expense (income)
Interest expense	2.6	2.3	2.2	2.1	2.8	2.6	2.7	2.4
Interest income	(0.1)	(0.2)	(0.2)	(0.1)	(0.2)	(0.1)	(0.1)	(0.1)
Gain on sale of a business	—	(0.1)	—	—	—	—	—	—
Equity in losses (income) from investment in unconsolidated entity	0.2	0.2	0.1	0.2	0.5	0.3	0.4	(0.3)
Total other expenses (income)	2.7	2.2	2.1	2.2	3.1	2.8	3.0	2.0
Earnings before income taxes	10.0	28.0	19.3	14.9	1.5	12.3	12.8	15.2
Income tax expense	3.3	10.7	7.3	6.4	0.9	4.9	5.1	4.9
Net income	6.7	17.3	12.0	8.5	0.6	7.4	7.7	10.3
Less: Net income attributable to noncontrolling interest	0.7	1.1	0.8	0.7	0.6	0.9	0.7	0.7
Net income attributable to SP Plus Corporation	$6.0	$16.2	$11.2	$7.8	$—	$6.5	$7.0	$9.6
Common stock data
Net income per share (3)
Basic	$0.27	$0.73	$0.51	$0.35	$—	$0.29	$0.31	$0.44
Diluted	$0.27	$0.72	$0.50	$0.35	$—	$0.29	$0.31	$0.43
Weighted average shares outstanding
Basic	22,148,265	22,190,421	22,203,023	22,221,536	22,328,578	22,344,898	22,208,139	22,071,865
Diluted	22,447,904	22,515,234	22,523,036	22,528,825	22,593,505	22,625,471	22,497,111	22,398,045
(1) The Company corrected reimbursed management contract revenue and reimbursed management contract expense for the previous periods presented. For 2017, the correction resulted in the following: (i) a reduction of reimbursed management contract revenue of $12.6 million and $11.9 million for the quarters ended March 31, and June 30, respectively, and (ii) a reduction of reimbursed management contract expense of $12.6 million and $11.9 million for the quarters ended March 31, and June 30, respectively. For 2016, the correction resulted in the following: (i) a reduction of reimbursed management contract revenue of $11.2 million, $12.1 million, $11.9 million and $11.9 million for the quarters ended March 31, June 30, September 30 and December 31, respectively, and (ii) a reduction of reimbursed management contract expense of $11.2 million, $12.1 million, $11.9 million and $11.9 million for the quarters ended March 31, June 30, September 30 and December 31, respectively. See Note 1. Significant Accounting Policies and Practices for additional information.
(2) Revenue and Gross profit in the second quarter of 2017 includes earnings of $8.5 million for our proportionate share of the net gain of an equity method investee's sale of assets.
(3) Basic and diluted earnings per share are computed independently for each of the quarters presented. As a result, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

21. Subsequent Event
On January 3, 2018, pursuant to the Unit Purchase Agreement dated December 15, 2017, the Company completed the sale of its entire interest in Parkmobile, LLC ("Parkmobile") to Parkmobile USA, Inc. ("Parkmobile USA"). Prior to the sale of its 30% interest in Parkmobile, the Company accounted for such interest as an equity method investment, see Note 1. Significant Accounting Policies and Practices for further discussion of the Parkmobile investment under Equity Investment in Unconsolidated Entities.
Pursuant to the sale of Parkmobile, the Company received proceeds of $19.0 million and in the first quarter of 2018, the Company expects to record a pre-tax gain of approximately $10.1 million, net of closing costs.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SP PLUS CORPORATION
Date: February 22, 2018	By:	/s/ VANCE C. JOHNSTON
Vance C. Johnston
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ G MARC BAUMANN	Director, President and Chief Executive Officer (Principal Executive Officer)	February 22, 2018
G Marc Baumann
/s/ KAREN M. GARRISON	Director and Non-Executive Chairman	February 22, 2018
Karen M. Garrison
/s/ GREGORY A. REID	Director	February 22, 2018
Gregory A. Reid
/s/ ROBERT S. ROATH	Director	February 22, 2018
Robert S. Roath
/s/ WYMAN T. ROBERTS	Director	February 22, 2018
Wyman T. Roberts
/s/ DOUGLAS R. WAGGONER	Director	February 22, 2018
Douglas R. Waggoner
/s/ VANCE C. JOHNSTON	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 22, 2018
Vance C. Johnston
/s/ KRISTOPHER H. ROY	Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer and Duly Authorized Officer)	February 22, 2018
Kristopher H. Roy

SP PLUS CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Reductions (1)	Balance at End of Year
(millions)
Allowance for doubtful accounts
Year ended December 31, 2017	$0.4	$0.7	$(0.4)	$0.7
Year ended December 31, 2016	$0.9	$0.5	$(1.0)	$0.4
Year ended December 31, 2015	$1.0	$0.7	$(0.8)	$0.9
Deferred tax valuation allowance
Year ended December 31, 2017	$6.6	$0.5	$—	$7.1
Year ended December 31, 2016	$6.8	$—	$(0.2)	$6.6
Year ended December 31, 2015	$12.3	$—	$(5.5)	$6.8

(1)	Represents uncollectible accounts written off and reversal of provision.