Form 10-Q
period 2018-03-31
SP Plus Corp
filed 2018-05-03
CIK 1059262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 2, 2018, there were 22,636,809 shares of common stock of the registrant outstanding.

SP PLUS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SP Plus Corporation
Condensed Consolidated Balance Sheets

(millions, except for share and per share data)	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Cash and cash equivalents	$28.5	$22.8
Notes and accounts receivable, net	136.5	122.3
Prepaid expenses and other	11.3	15.5
Total current assets	176.3	160.6
Leasehold improvements, equipment and construction in progress, net	27.1	27.4
Other assets
Advances and deposits	4.7	4.1
Other intangible assets, net	52.8	54.1
Favorable acquired lease contracts, net	20.4	23.3
Equity investments in unconsolidated entities	9.7	18.6
Other assets, net	18.3	18.3
Deferred taxes	15.8	15.9
Cost of contracts, net	8.7	8.9
Goodwill	431.6	431.7
Total other assets	562.0	574.9
Total assets	$765.4	$762.9
Liabilities and stockholders’ equity
Accounts payable	$97.6	$102.8
Accrued rent	20.6	23.2
Compensation and payroll withholdings	20.8	22.2
Property, payroll and other taxes	8.5	6.8
Accrued insurance	18.7	18.9
Accrued expenses	30.3	25.5
Current portion of obligations under Restated Credit Facility and other long-term borrowings	20.6	20.6
Total current liabilities	217.1	220.0
Long-term borrowings, excluding current portion
Obligations under Restated Credit Facility	124.3	132.0
Other long-term borrowings	1.2	1.2
	125.5	133.2
Unfavorable acquired lease contracts, net	29.6	31.5
Other long-term liabilities	64.9	65.1
Total noncurrent liabilities	220.0	229.8
Stockholders’ equity
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized as of March 31, 2018 and December 31, 2017; no shares issued	—	—
Common stock, par value $0.001 per share; 50,000,000 shares authorized as of March 31, 2018 and December 31, 2017; 22,636,809 and 22,542,672 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively.	—	—
Treasury stock, at cost; 305,183 shares at March 31, 2018 and December 31, 2017	(7.5)	(7.5)
Additional paid-in capital	255.2	254.6
Accumulated other comprehensive loss	(1.6)	(1.2)
Retained earnings	82.2	67.0
Total SP Plus Corporation stockholders’ equity	328.3	312.9
Noncontrolling interest	—	0.2
Total stockholders’ equity	328.3	313.1
Total liabilities and stockholders’ equity	$765.4	$762.9
 See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation
Condensed Consolidated Statements of Income

	Three Months Ended
(millions, except for share and per share data) (unaudited)	March 31, 2018	March 31, 2017
Parking services revenue		138.5
Lease type contracts	$99.5	$130.8
Management type contracts	94.4	92.1
	193.9	222.9
Reimbursed management type contract revenue	172.9	179.0
Total parking services revenue	366.8	401.9
Cost of parking services
Lease type contracts	94.6	125.8
Management type contracts	59.9	56.6
	154.5	182.4
Reimbursed management type contract expense	172.9	179.0
Total cost of parking services	327.4	361.4
Gross profit
Lease type contracts	4.9	5.0
Management type contracts	34.5	35.5
Total gross profit	39.4	40.5
General and administrative expenses	22.3	21.2
Depreciation and amortization	4.0	6.6
Operating income	13.1	12.7
Other expenses (income)
Interest expense	2.1	2.6
Interest income	(0.1)	(0.1)
Equity in (earnings) losses from investment in unconsolidated entity	(10.1)	0.2
Total other (income) expenses	(8.1)	2.7
Earnings before income taxes	21.2	10.0
Income tax expense	5.3	3.3
Net income	15.9	6.7
Less: Net income attributable to noncontrolling interest	0.6	0.7
Net income attributable to SP Plus Corporation	$15.3	$6.0
Common stock data
Net income per common share
Basic	$0.69	$0.27
Diluted	$0.68	$0.27
Weighted average shares outstanding
Basic	22,308,694	22,148,265
Diluted	22,557,326	22,447,904

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
(millions) (unaudited)	March 31, 2018	March 31, 2017
Net income	$15.9	$6.7
Other comprehensive expense	(0.4)	(0.1)
Comprehensive income	15.5	6.6
Less: Comprehensive income attributable to noncontrolling interest	0.6	0.7
Comprehensive income attributable to SP Plus Corporation	$14.9	$5.9

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation
Condensed Consolidated Statements of Cash Flows

	Three Months Ended
(millions) (unaudited)	March 31, 2018	March 31, 2017
Operating activities
Net income	$15.9	$6.7
Adjustments to reconcile net income to net cash (used in) provided by operations:
Depreciation and amortization	4.3	6.9
Net amortization (accretion) of acquired lease contracts	0.9	(0.4)
Loss on sale of equipment	0.1	—
Net equity in (earnings) losses of unconsolidated entities (net of distributions)	(0.2)	0.2
Gain on sale of equity method investment in unconsolidated entity	(10.1)	—
Amortization of debt issuance costs	0.1	0.2
Amortization of original discount on borrowings	0.1	0.1
Non-cash stock-based compensation	0.6	0.9
Provisions for losses on accounts receivable	—	0.1
Deferred income taxes	0.1	(0.3)
Changes in operating assets and liabilities
Notes and accounts receivable	(14.2)	(4.3)
Prepaid assets	3.8	1.9
Other assets	—	(0.9)
Accounts payable	(5.1)	4.0
Accrued liabilities	2.1	(10.1)
Net cash (used in) provided by operating activities	(1.6)	5.0
Investing activities
Purchase of leasehold improvements and equipment	(2.6)	(1.1)
Proceeds from sale of equity method investment in unconsolidated entity	19.3	—
Cost of contracts purchased	(0.2)	(0.3)
Net cash provided by (used in) investing activities	16.5	(1.4)
Financing activities
Payments on revolver (Restated Credit Facility)	(77.3)	(126.0)
Proceeds from revolver (Restated Credit Facility)	74.5	127.6
Payments on term loan (Restated Credit Facility)	(5.0)	(5.0)
Payments on other long-term borrowings	(0.1)	(0.1)
Distribution to noncontrolling interest	(0.8)	(0.6)
Payments of debt issuance costs and original discount on borrowings	(0.1)	(0.1)
Net cash used in financing activities	(8.8)	(4.2)
Effect of exchange rate changes on cash and cash equivalents	(0.4)	—
Increase (decrease) in cash and cash equivalents	5.7	(0.6)
Cash and cash equivalents at beginning of year	22.8	22.2
Cash and cash equivalents at end of period	$28.5	$21.6
Supplemental disclosures
Cash paid during the period for
Interest	$1.9	$2.3
Income taxes, net	$0.4	$0.9

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Significant Accounting Policies and Practices

The Company

SP Plus Corporation (the “Company”) provides parking management, ground transportation and other ancillary services to commercial, institutional and municipal clients in urban markets and airports across the United States, Canada and Puerto Rico. These services include a comprehensive set of on-site parking management and ground transportation services, which include facility maintenance, event logistics services, security services, training, scheduling and supervising all service personnel as well as providing customer service, marketing, and accounting and revenue control functions necessary to facilitate the operation of clients’ facilities or events. The Company also provides a range of ancillary services such as airport and municipal shuttle operations, valet services, taxi and livery dispatch services, security services and municipal meter revenue collection and enforcement services.

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

During the third quarter of 2017, the Company corrected reimbursed management contract revenue and reimbursed management contract expense for the previous periods presented, whereby, the Company had been overstating reimbursed management type contract revenue and reimbursed management type contract expense included within the Condensed Consolidated Statements of Income in equal and off-setting amounts. This correction resulted in a reduction of reimbursed management type contract revenue of $12.6 million for the three-months ended March 31, 2017 and a reduction of reimbursed management type contract expense of $12.6 million for the three-months ended March 31, 2017. The correction had no impact to the Condensed Consolidated Balance Sheets, Statements of Income, Comprehensive Income or Cash Flows, except as described above and as it relates to reimbursed management type contract revenue and reimbursed management type contract expense. Management has evaluated the effects of the previous misstatements, both qualitatively and quantitatively, and concluded that these corrections were immaterial to any current or prior interim or annual periods that were affected.

In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2018 are not necessarily indicative of the results that might be expected for any other interim period or the fiscal year ending December 31, 2018. The financial statements presented in this report should be read in conjunction with the Company’s annual Condensed Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K filed on February 22, 2018.

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

Cash and cash equivalents

Cash equivalents represent funds temporarily invested in money market instruments with maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value. Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements was $0.3 million and $0.3 million as of March 31, 2018 and December 31, 2017, respectively, and are included within Cash and cash equivalents within the Condensed Consolidated Balance Sheets.

Financial Instruments

The carrying values of cash, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these financial instruments. Book overdrafts of $24.4 million and $29.0 million are included within Accounts payable within the Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, respectively. Long-term debt has a carrying value that approximates fair value because these instruments bear interest at variable market rates.

Equity Investments in Unconsolidated Entities

The Company has ownership interests in 29 active partnerships, joint ventures or similar arrangements that operate parking facilities, of which 24 are consolidated under the VIE or voting interest models and 5 are unconsolidated where the Company’s ownership interests range from 30-50 percent and for which there are no indicators of control. The Company accounts for such investments under the equity method of accounting, and its underlying share of each investee’s equity is included in Equity investments in unconsolidated entities within the Condensed Consolidated Balance Sheets. As the operations of these entities are consistent with the Company’s underlying core business operations, the equity in earnings of these investments are included in Parking services revenue—Lease contracts within the Condensed Consolidated Statements of Income. The equity earnings in these related investments were $0.6 million and $0.7 million for the three months ended March 31, 2018 and 2017, respectively.

In October 2014, the Company entered into an agreement to establish a joint venture with Parkmobile USA, Inc. and contributed all of the assets and liabilities of its proprietary Click and Park parking prepayment business in exchange for a 30% interest in the newly formed legal entity called Parkmobile, LLC (“Parkmobile”). The Parkmobile joint venture combined two parking transaction engines, with SP Plus contributing the Click and Park® parking prepayment systems, which enables consumers to reserve and pay for parking online in advance and Parkmobile USA contributing its on demand transaction engine that allows consumers to transact real-time payment for parking privileges in both on- and off-street environments. On January 3, 2018, the Company closed a transaction to sell the entire 30% interest in Parkmobile to Parkmobile USA, Inc. for a gross sale price of $19.0 million and in the first quarter of 2018, the Company recognized a pre-tax gain of $10.1 million, net of closing costs, and included in equity in (earnings) losses from investment in unconsolidated entity within the Condensed Consolidated Statements of Income for the three months ended March 31, 2018. The Company historically accounted for its investment in the Parkmobile joint venture using the equity method of accounting, and its underlying share of equity in Parkmobile was included in Equity investments in unconsolidated entities within the Condensed Consolidated Balance Sheets.  The equity earnings in the Parkmobile joint venture were historically included in Equity Investments in Unconsolidated Entities within the Condensed Consolidated Statements of Income.

Noncontrolling Interests

Noncontrolling interests represent the noncontrolling holders’ percentage share of income or losses from the subsidiaries in which the Company holds a majority, but less than 100 percent, ownership interest and the results of which are consolidated and included within the Condensed Consolidated Financial Statements.

Interest Rate Swaps

In October 2012, the Company entered into interest rate swap transactions (collectively, the “Interest Rate Swaps”) with each of JPMorgan Chase Bank, N.A., Bank of America, N.A. and PNC Bank, N.A. in an initial aggregate Notional Amount of $150.0 million (the “Notional Amount”). The Interest Rate Swaps effectively fixed the interest rate on an amount of variable interest rate borrowings under the Company's credit agreements, originally equal to the Notional Amount at 0.7525% per annum plus the applicable margin rate for LIBOR loans under the Company's credit agreements determined based upon the Company’s consolidated total debt to EBITDA ratio. The Notional Amount was subject to scheduled quarterly amortization that coincided with quarterly prepayments of principal under the credit agreements. These Interest Rate Swaps were classified as cash flow hedges, and the Company calculated the effectiveness of the hedge on a monthly basis. The ineffective portion of the cash flow hedge was recognized in earnings as an increase to interest expense. The Interest Rate Swaps expired on September 30, 2017.

The Company does not enter into derivative instruments for any purpose other than for cash flow hedging purposes.

Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 "Revenue from Contracts with Customers" (Topic 606) and following its release, the FASB also issued the following additional ASUs updating the topic:

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

Topic 606 supersedes the revenue recognition requirements in ASC 605, Revenue Recognition (Topic 605), and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company adopted the provisions of Topic 606 on January 1, 2018 using the modified retrospective transition method and therefore the comparative periods have not been recasted and continue to be reported under the accounting standards in effect for those prior periods presented.

The standard has been applied to contracts that have not been completed at the date of initial application. Furthermore and in accordance with Topic 606, the Company has not retrospectively restated the contracts that were modified before the beginning of the earliest reporting period presented. The aggregate effect of all modifications when identifying the satisfied and unsatisfied performance obligations were reflected in determining and allocating the transaction price. The application of these practical expedients did not have a significant impact the Company’s financial position, results of operations, cash flows and related financial statement disclosures.

In May 2017, the FASB issued ASU No. 2017-10, Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services. Topic 853 further clarifies how operating entities should determine the customer of operation services for transactions within the scope of Topic 853. The Company determined that revenue generated from service concession arrangements, will be accounted for under the guidance of Topic 606 and upon adoption of Topic 853. The Company adopted the provisions of Topic 853 on January 1, 2018 and upon the adoption, the Company was required to reclassify certain assets used in service concession arrangements that were previously included in Leasehold improvements, equipment and construction in progress, net, to Other assets, net within the Condensed Consolidated Balance Sheet for March 31, 2018 (as discussed previously, the prior period presented has not been recasted).

In addition, the Company has the contractual right to invoice a customer prior to the performance obligation being satisfied in certain contractual arrangements, primarily related to monthly parking arrangements, and therefore effective January 1, 2018; the Company established a contract asset with a corresponding contract liability for the performance obligation expected to be satisfied at a future date. The impact of this change on the Condensed Consolidated Balance Sheets as of March 31, 2018 is as follows:

	Impact of Changes in Accounting Policies for the Three Months Ended March 31, 2018
(millions, unaudited)	As Reported	Balances without Adoption of Topics 606 and 853	Impact of Adoption Increase/(Decrease)
Assets		138.5
Notes and accounts receivable, net (1)	$136.5	$125.4	$11.1
Leasehold improvements, equipment and construction in progress, net (2)	27.1	27.7	(0.6)
Other assets, net (2)	18.3	17.7	0.6
Liabilities
Accrued expenses (1)	$30.3	$19.2	$11.1

(1) Approximately $11.1 million and $11.1 million of contract assets and contract liabilities, respectively, were recognized as of March 31, 2018.

(2) Leasehold improvements used in service concession arrangements of approximately $0.6 million were reclassified from Leasehold improvements, equipment and construction in progress to Other assets, net, as of March 31, 2018.

The adoption of Topics 606 and 853 had no impact to the Company’s Gross profit, Operating income or Net income for the three months ended March 31, 2018. Certain expenses, primarily rental payments for the contractual arrangements that meet the definition of service concession arrangements under Topic 853, have been recorded as a reduction of revenue for the three months ended March 31, 2018 (as discussed above, prior periods have not been recasted).

The impact of this change to gross profit and depreciation and amortization for the three months ended March 31, 2018 was as follows:

	Impact of Changes in Accounting Policies for the Three Months Ended March 31, 2018
(millions, unaudited)	As Reported	Balances without Adoption of Topics 853 and 606	Impact of Adoption Increase/(Decrease)
Parking services revenue
Lease type contracts (1)	$99.5	$131.1	$(31.6)
Management type contracts	94.4	94.4	—

Reimbursed management type contract revenue	172.9	172.9	—
Total parking services revenue	366.8	398.4	(31.6)
Cost of parking services
Lease type contracts (1)	94.6	126.1	(31.5)
Management type contracts	59.9	59.9	—

Reimbursed management type contract expense	172.9	172.9	—
Total cost of parking services	327.4	358.9	(31.5)
Gross profit
Lease type contracts	4.9	5.0	(0.1)
Management type contracts	34.5	34.5	—
Total gross profit	$39.4	$39.5	$(0.1)

Depreciation and amortization	$4.0	$4.1	$(0.1)

(1) Certain expenses, primarily rental expense for contractual arrangements that meet the definition of a service concession arrangement under Topic 853, of approximately $31.5 million that would have been previously classified as Cost of parking services - lease type contracts have been classified as a reduction of revenue and included in Parking services revenue - Lease type contracts for the three months ended March 31, 2018.

The adoption of Topics 606 and 853 did not result in a cumulative effect on our opening retained earnings and there was no impact to the Company's Condensed Consolidated Statements of Cash Flows. See Note 2. Revenue for further discussion on the impacts of adopting Topics 606 and 853.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718), Scope Modification Accounting. ASU No. 2017-09 clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The guidance is effective prospectively for all companies for annual periods beginning on or after December 15, 2017. Early adoption is permitted. The Company adopted the standard as of January 1, 2018. The standard did not have an impact on the Company’s financial position, results of operations, cash flows and financial statement disclosures.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations - Clarifying the Definition of a Business (Topic 805). Under ASU No. 2017-01, an entity first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set is not a business. If it’s not met, the entity then evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. Under current guidance, a business consists of (1) inputs, (2) processes applied to those inputs and (3) the ability to create outputs. ASU No. 2017-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. The standard will be applied prospectively to any transactions occurring within the period of adoption. The Company adopted the standard as of January 1, 2018. The standard did not have an impact on the Company’s financial position, results of operations, cash flows and financial statement disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows - Restricted Cash (Topic 230). ASU No. 2016-18 clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. The guidance requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The guidance, which is based on a consensus of the Emerging Issues Task Force (EITF), is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The Company adopted this standard as of January 1, 2018. The standard did not have an impact on the Company's financial position, results of operation, cash flows and financial statement disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments (Topic 230). ASU 2016-15 amends the guidance in ASC 230 related to the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of the ASU is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic. The amendment adds or clarifies several statement of cash flow classification issues including: (i) debt prepayment or debt extinguishment costs, (ii) settlement of certain zero-coupon debt instruments, (iii) contingent consideration payments, (iv) proceeds from the settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance policies, (vi) distributions received from equity method investments, (vii) beneficial interest in securitization transactions, and (viii) separately identifiable cash flows and application of the predominance principle. The standard is effective for interim and annual reporting periods beginning after December 15, 2017. The Company adopted this standard as of January 1, 2018. The standard did not have an impact on the Company's financial position, results of operation, cash flows and financial statement disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU No. 2016-01 amends various areas of the accounting for financial instruments. Key provisions of the amendment require (i) equity investments to be measured at fair value (except those accounted for under the equity method), (ii) the simplification of equity investment impairment determination, (iii) certain changes to the fair value measurement of financial instruments measured at amortized cost, (iv) the separate presentation, in other comprehensive income, the portion of the total change in the fair value of the liability resulting from a change in the instrument-specific credit risk (given certain conditions), and (v) the evaluation for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the Company's other deferred tax assets. ASU No. 2016-01 is effective for interim and annual reporting periods beginning after December 15, 2017. The Company adopted this standard as of January 1, 2018. The standard did not have an impact on the Company's financial position, results of operation, cash flows and financial statement disclosures.

Accounting Pronouncements to be Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 requires lessees to move most leases to the balance sheet and recognize expense, similar to current accounting guidance, on the income statement. Additionally, the classification criteria and the accounting for sales-type and direct financing leases is modified for lessors. Under ASU No.2016-02, all entities will classify leases to determine: (i) lease-related revenue and expense and (ii) for lessors, amount recorded on the balance sheet. Since the release of ASU No. 2016-02, the FASB issued an additional ASU, ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842. ASU No. 2018-01 provides an optional transition practical expedient that permits an entity to continue applying its current accounting policy for land easements that exist or expire before the standard's effective date. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with full retrospective application being prohibited. Both ASU No. 2016-02 and ASU No. 2018-01 are effective for interim and annual reporting periods beginning after December 15, 2018. The Company has commenced the process of implementing Topic 842 and assessing the impact of these and other changes to the Company's financial position, results of operations, cash flows and financial statement disclosures.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The ASU provides guidance that permits companies to reclassify disproportionate tax effects in accumulated other comprehensive income (AOCI) caused by the Tax Cuts and Jobs Act of 2017 (the "2017 Act") to retained earnings. The FASB refers to these amounts as "stranded tax effects." Companies that elect to reclassify the effects associated with the change in US federal corporate income tax rate must do so for all items within the AOCI. The new guidance also requires all companies to include certain new disclosures in their financial statements, regardless of whether a company opts to make the reclassification. Companies may adopt the new guidance using one of two transition methods: (1) retrospective to each period (or periods) in which the income tax effects of the 2017 Act related to items remaining in AOCI are recognized, or (2) at the beginning of the period of adoption. ASU No. 2018-02 is effective for all companies for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Public business entities may early adopt the guidance for financial statements that have not yet been issued. The Company is currently assessing the impact of adopting the standard on the Company's financial position, results of operations, cash flows and financial statement disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. The new guidance simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts. ASU No. 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently assessing the impact of adopting the standard on the Company's financial position, results of operations, cash flows and financial statement disclosures.

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

2. Revenue

The Company accounts for revenue in accordance with Topics 606 and 853. Topic 606 requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In accordance with Topic 853 certain expenses, primarily rental expense for the contractual arrangements that meet the definition of service concession arrangements, have been recorded as a reduction of revenue for the three months ended March 31, 2018. The Company adopted Topic 606 and 853 on January 1, 2018, using the modified retrospective method of adoption.

Contracts with customers and clients
The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability of consideration is probable. Once a contract is identified, the Company evaluates whether the combined or single contract should be accounted for as more than one performance obligation. Substantially all of our revenues come from the following two types of arrangements: Lease type and Management type contracts.

Parking services revenue - Lease type contracts

Under lease type arrangements, the Company pays the property owner a fixed base rent or payment, percentage rent or payment that is tied to the facility’s financial performance, or a combination of both. The Company operates the parking facility and is responsible for most operating expenses, but typically is not responsible for major maintenance, capital expenditures or real estate taxes. Performance obligations for parking services revenues related to lease type contracts include parking for transient and monthly parkers. Revenue is recognized over time as the Company provides services.

Parking services revenue - Management type contracts

Management type contract revenue consists of management fees, including both fixed and performance-based fees. In exchange for this consideration, the Company has a bundle of performance obligations that include services such as managing the parking facility as well as ancillary services such as accounting, equipment leasing, consulting, insurance and other value-added services. The Company believes that it can generally purchase required insurance for the location at lower rates than clients can obtain on their own because the Company is effectively self-insured for all liability, worker's compensation and health care claims by maintaining a large per-claim deductible. As a result, the Company generates operating income on the insurance provided under our management type contracts by focusing on our risk management efforts and controlling losses. Management type contract revenues do not include gross customer collections at the managed locations as these revenues belong to the property owners rather than to the Company. Management type contracts generally provide the Company with management fees regardless of the operating performance of the underlying facilities. Revenue is recognized over time as the Company provides services.

Service concession arrangements

Service concession agreements within the scope of Topic 853 include both lease type and management type contracts. Upon the adoption of Topic 853, revenue generated from service concession arrangements, is accounted for under the guidance of Topics 606 and Topic 853. For the three months ended March 31, 2018, certain expenses (primarily rental expense) related to service concession arrangements, previously recorded within Cost of parking services - Lease type contracts and Depreciation and amortization, have been recorded as a reduction of Parking service revenue - Lease type contracts upon adoption of Topic 853.

Contract modifications and taxes

Contracts are often modified to account for changes in contract specifications and requirements. We consider contract modifications to exist when the modification either changes the consideration due to the Company or creates new performance obligations or changes the existing scope of the contract and related performance obligations. Most of our contract modifications are for services that are not distinct from the existing contract due to the fact that the Company is providing a bundle of performance obligations that are highly inter-related in the context of the contract, and are therefore accounted for as if they were part of that existing contract. Typically, modifications are accounted for prospectively as part of the existing contract.

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, which are collected by the Company from a customer, are excluded from revenue.

Reimbursed management contract revenue and expense

The Company recognizes both revenues and expenses, in equal amounts, that are directly reimbursed from the property owner for operating expenses incurred under a management type contract. The Company has determined it is the principal in these transactions as the nature of our performance obligations is for the Company to provide the services on behalf of the customer. As the principal to these related transactions, the Company has control of the promised services before they are transferred to the customer.
Disaggregation of revenue
We disaggregate our revenue from contracts with customers by type of arrangement for each of our reportable segments. The Company has concluded that such disaggregation of revenue best depicts the overall economic nature, timing and uncertainty of the Company's revenue and cash flows affected by the economic factors of the respective contractual arrangement. See Note 15. Business Unit Segment Information for further information on disaggregation of our revenue by segment.

Performance obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer or client, and is the unit of account in Topic 606. The contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of our contracts have a single performance obligation that is not separately identifiable from other promises in the contract and therefore not distinct, comprising the promise to provide a bundle of monthly performance obligations or parking services for transient or monthly parkers.
The contract price is generally deemed to be the transaction price. Some management type contracts include performance incentives that are determined exclusively by the customer. These incentives are constrained at contract inception and recognized once the customer has confirmed that the Company has met the contractually agreed upon performance measures as defined in the contract.
Our performance obligations are primarily satisfied over time as the Company provides the related services. Typically, revenue is recognized over time on a straight-line basis as the Company satisfies the related performance obligation. There are certain management type contracts where revenue is recognized based on costs incurred to date plus a reasonable margin. The Company has concluded this is a faithful depiction of how control is transferred to the customer. Performance obligations satisfied at a point in time for the three-month period ended March 31, 2018 were insignificant.
The time between completion of the performance obligation and collection of cash is typically not more than 30 - 60 days. In certain contractual arrangements, such monthly parker contracts, cash is collected in advance of the Company commencing its performance obligations under the contractual arrangement.
On March 31, 2018, we had $96.6 million related to performance obligations that were unsatisfied or partially unsatisfied for which the Company expects to recognize revenue. This amount excludes variable consideration primarily related to contracts where the Company and customer share the gross revenues or operating profit for the location and contracts where transaction prices include performance incentives that are constrained at contract inception. These performance incentives are based on measures that are ascertained exclusively by future performance and therefore cannot be estimated at contract inception by the Company. The Company applies the practical expedient that permits exclusion of information about the remaining performance obligations that have original expected durations of one year or less. The Company expects to recognize our remaining performance obligations as revenue in future periods as follows:

(millions, unaudited)	Remaining Performance Obligations
2018	$31.8
2019	26.8
2020	16.9
2021	8.1
2022	5.0
2023 and thereafter	8.0
Total	$96.6
Contract balances
The timing of revenue recognition, billings and cash collections results in accounts receivable, contract assets and contract liabilities. Accounts receivable represent amounts where the Company has an unconditional right to the consideration and therefore only the passage of time is required for the Company to receive consideration due from the customer. Both lease type and management type contracts have customers and clients where amounts are billed as work progresses or in advance in accordance with agreed-upon contractual terms. Billing may occur subsequent to or prior to revenue recognition, resulting in contract assets and contract liabilities. The Company, on occasion, receives advances or deposits from customers and clients, on both lease and management type contracts, before revenue is recognized, resulting in contract liabilities.

Contract assets and contract liabilities are reported on a contract-by-contract basis and are included in "Notes and accounts receivable, net" and "Accrued expenses", respectively, on the Condensed Consolidated Balance Sheet as of March 31, 2018. Impairment charges related to accounts receivable were not significant. There were no impairment charges recorded on contract assets and contract liabilities for the three months ended March 31, 2018. The following table provides information about contract assets and contract liabilities with customers and clients as of March 31, 2018:

(millions, unaudited)	March 31, 2018
Accounts receivable	$124.3
Contract asset	12.0
Contract liability	16.3

Changes in contract assets include recognition of additional consideration due from the customer or client once the Company obtains an unconditional right to the consideration offset by reclassifications of contract asset balances to accounts receivable when the Company obtains an unconditional right to consideration, thereby establishing an accounts receivable. The following table provides information about changes to contract asset balances for the three month period ended March 31, 2018:

(millions, unaudited)	Contract Assets
Balance as of January 1, 2018	$12.2
Additional contract assets	35.2
Reclassification to accounts receivable	(35.4)
Balance as of March 31, 2018	$12.0

Changes in contract liability primarily include additional contract liabilities and liquidation of contract liabilities when revenue is recognized. The entire contract liability balance as of January 1, 2018 was recognized as revenue during the three-month period ended March 31, 2018. The following table provides information about changes to contract liability balances for the three month period ended March 31, 2018:

(millions, unaudited)	Contract Liabilities
Balance as of January 1, 2018	$20.5
Additional contract liabilities	44.0
Recognition of revenue from contract liabilities	(48.2)
Balance as of March 31, 2018	$16.3

Cost of contracts, net
Cost of contracts, net represents the cost of obtaining contractual rights associated with providing parking services for a lease or management type contract. The adoption of Topic 606 did not have a significant impact on how the Company previously reported contract costs. Incremental costs incurred to obtain parking contracts are amortized on a straight line basis over the estimated life of the contracts, including anticipated renewals and terminations. This is consistent with the timing of when the Company satisfies the related performance obligations. Estimated lives are based on the contract life or anticipated lives of the contract.

The table below shows amortization expense related to cost of contracts for the three-month periods ended March 31, 2018 and March 31, 2017. Amortization expense of cost of contracts related to service concession arrangements within the scope of Topic 853 is recorded as a reduction of revenue and was not significant for the period ended March 31, 2018.

	Three Months Ended
(millions, unaudited)	March 31, 2018	March 31, 2017
Amortization expense related to cost of contract included in depreciation and amortization	0.8	0.8

As of March 31, 2018 and December 31, 2017 cost of contracts net of accumulated amortization included on the Condensed Consolidated Balance Sheets under "Cost of contract, net" were $8.7 million and $8.9 million, respectively. No impairment charges were recorded for the three-month periods ended March 31, 2018 and March 31, 2017.

3. Legal and Other Commitments and Contingencies

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

4. Restructuring, Merger and Integration Costs

The Company incurred certain restructuring, acquisition and integration costs associated with the 2012 Central Parking Merger and through a series of separate workforce reductions and reorganizations. These costs are expensed as incurred and reflected in General and administrative expenses within the Condensed Consolidated Statements of Income; and include the following:

•
Costs (primarily severance and relocation costs) related to a series of Company initiated workforce reductions and operational reorganizations in 2016, 2017 and first quarter 2018 to increase organizational effectiveness and provide cost savings that can be reinvested in the Company's growth initiatives.

An accrual for restructuring, merger and integration costs of $2.7 million ($1.8 million is included in Compensation and payroll withholdings and $0.9 million in Other long-term liabilities within the Condensed Consolidated Balance Sheets) and $2.3 million ($1.8 million is included in Compensation and payroll withholdings and $0.5 million in Other long-term liabilities within the Condensed Consolidated Balance Sheets) as of March 31, 2018 and December 31, 2017, respectively.
The aggregate costs associated with the restructuring, merger and integration costs are summarized in the following table:

	Three Months Ended
(millions) (unaudited)	March 31, 2018	March 31, 2017
General and administrative expenses	$1.2	$0.1
5. Other Intangible Assets, net

The following presents a summary of other intangible assets, net:

		March 31, 2018 (unaudited)			December 31, 2017
(millions)	Weighted Average Life (Years)	Acquired Intangible Assets, Gross (1)	Accumulated Amortization	Acquired Intangible Assets, Net	Acquired Intangible Assets, Gross (1)	Accumulated Amortization	Acquired Intangible Assets, Net
Covenant not to compete	0.8	$0.9	$(0.9)	$—	$0.9	$(0.9)	$—
Trade names and trademarks	1.3	9.8	(9.7)	0.1	9.8	(9.7)	0.1
Proprietary know how	1.3	34.6	(34.5)	0.1	34.6	(34.5)	0.1
Management contract rights	10.7	81.0	(28.4)	52.6	81.0	(27.1)	53.9
Acquired intangible assets, net (2)	10.6	$126.3	$(73.5)	$52.8	$126.3	$(72.2)	$54.1

(1)  Excludes the original cost and accumulated amortization of fully amortized intangible assets.
(2)  Intangible assets have estimated useful lives between one and fourteen years.

The table below shows the amortization expense related to intangible assets for the three-month periods ended March 31, 2018 and March 31, 2017:

	Three Months Ended
(millions) (unaudited)	March 31, 2018	March 31, 2017
Amortization expense related to other intangible assets included in depreciation and amortization	$1.3	$3.2

6. Goodwill

The amounts for goodwill and changes to carrying value by reportable segment are as follows:

(millions) (unaudited)	Region One	Region Two	Total
Balance as of December 31, 2017	$369.0	$62.7	$431.7
Foreign currency translation	(0.1)	—	(0.1)
Balance as of March 31, 2018	$368.9	$62.7	$431.6

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
7. Fair Value Measurement

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

As of March 31, 2018 and December 31, 2017, the Company had no financial assets and liabilities measured at fair value on a recurring basis.

Interest Rate Swaps

The Company seeks to minimize risks from interest rate fluctuations through the use of interest rate swap contracts and hedge only exposures in the ordinary course of business. Interest rate swaps are used to manage interest rate risk associated with our floating rate debt. The Company accounts for its derivative instruments at fair value provided it meets certain documentary and analytical requirements to qualify for hedge accounting treatment. Hedge accounting creates the potential for an income statement match between the changes in fair values of derivatives and the changes in cost of the associated underlying transactions, in this case interest expense. Derivatives held by us are designated as hedges of specific exposures at inception, with an expectation that changes in the fair value will essentially offset the change in the underlying exposure. Discontinuance of hedge accounting is required whenever it is subsequently determined that an underlying transaction is not going to occur, with any gains or losses recognized in the Condensed Consolidated Statements of Income at such time, with any subsequent changes in fair value recognized currently in earnings. Fair values of derivatives are determined based on quoted prices for similar contracts. The effective portion of the change in fair value of the interest rate swap is reported in Accumulated other comprehensive income, a component of Stockholders' equity, and is recognized as an adjustment to interest expense or other (expense) income, respectively, over the same period the related expenses are recognized in earnings. Ineffectiveness would occur when changes in the market value of the hedged transactions are not completely offset by changes in the market value of the derivative and those related gains and losses on derivatives representing hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized currently in earnings when incurred. No ineffectiveness was recognized during the three months ended March 31, 2017. The Interest Rate Swaps expired on September 30, 2017.

Nonrecurring Fair Value Measurements

Certain assets are measured at fair value on a nonrecurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). Non-financial assets such as goodwill, intangible assets, and leasehold improvements, equipment and construction in progress are subsequently measured at fair value when there is an indicator of impairment and recorded at fair value only when impairment is recognized. The Company assesses the impairment of intangible assets annually or whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. The fair value of its goodwill and intangible assets is not estimated if there is no change in events or circumstances that indicate the carrying amount of an intangible asset may not be recoverable. There were no impairment charges for the three months ended March 31, 2018 and 2017.

Financial Instruments Not Measured at Fair Value

The following presents the carrying amounts and estimated fair values of financial instruments not measured at fair value in the Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017:

	March 31, 2018 (unaudited)		December 31, 2017
(millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$28.5	$28.5	$22.8	$22.8
Long-term borrowings
Restated Credit Facility, net of original discount on borrowings and deferred financing costs	$143.4	$143.4	$151.0	$151.0
Other obligations	2.7	2.7	2.8	2.8

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

8. Borrowing Arrangements

Long-term borrowings, in order of preference, consist of:

		Amount Outstanding
(millions)	Maturity Date	March 31, 2018	December 31, 2017
		(unaudited)
Restated Credit Facility, net of original discount on borrowings and deferred financing costs	February 20, 2020	$143.4	$151.0
Other borrowings	Various	2.7	2.8
Total obligations under Restated Credit Facility and other borrowings		146.1	153.8
Less: Current portion of obligations under Restated Credit Facility and other borrowings		20.6	20.6
Total long-term obligations under Restated Credit Facility and other borrowings		$125.5	$133.2

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

The Company was in compliance with all covenants as of March 31, 2018.

As of March 31, 2018, the Company had $144.4 million of borrowing availability under the Restated Credit Agreement, of which the Company could have borrowed $144.4 million on March 31, 2018 and remained in compliance with the above described covenants as of such date. The additional borrowing availability under the Restated Credit Agreement is limited only as of the Company’s fiscal quarter-end by the covenant restrictions described above. At March 31, 2018, the Company had $55.6 million of letters of credit outstanding under the Restated Senior Credit Facility, with aggregate borrowings against the Restated Senior Credit Facility of $145.0 million (excluding debt discount of $0.7 million and deferred financing cost of $0.9 million).

9. Share Repurchase Plan

In May 2016, the Company's Board of Directors authorized the Company to repurchase, on the open market, shares of its outstanding common stock in an amount not to exceed $30.0 million in aggregate. Purchases of the Company's common stock may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with Rules 10b-18 and 10b5-1 under the Securities Exchange Act of 1934. The share repurchase program does not obligate the Company to repurchase any particular amount of common stock, and has no fixed termination date.

Under this program, the Company has repurchased 305,183 shares of common stock through March 31, 2018 at an average price of $24.43 per share, resulting in $7.5 million in program-to-date purchases. No shares were repurchased during the three months ended March 31, 2018 and 2017.

10. Bradley Agreement

The Company entered into a 25-year agreement with the State of Connecticut (“State”) that expires on April 6, 2025, under which it operates the surface parking and 3,500 garage parking spaces at Bradley International Airport (“Bradley”) located in the Hartford, Connecticut metropolitan area.

The parking garage was financed through the issuance of State of Connecticut special facility revenue bonds and provides that the Company deposits, with the trustee for the bondholders, all gross revenues collected from operations of the surface and garage parking. From these gross revenues, the trustee pays debt service on the special facility revenue bonds outstanding, operating and capital maintenance expense of the surface and garage parking facilities, and specific annual guaranteed minimum payments to the state. Principal and interest on the Bradley special facility revenue bonds increase from approximately $3.6 million in contract year 2002 to approximately $4.5 million in contract year 2025. Annual guaranteed minimum payments to the State increase from approximately $8.3 million in contract year 2002 to approximately $13.2 million in contract year 2024. The annual minimum guaranteed payment to the State by the trustee for the twelve months ended December 31, 2018 and 2017 is $11.8 million and was $11.5 million, respectively. All of the cash flow from the parking facilities are pledged to the security of the special facility revenue bonds and are collected and deposited with the bond trustee. Each month the bond trustee makes certain required monthly distributions, which are characterized as “Guaranteed Payments.”  To the extent the monthly gross receipts generated by the parking facilities are not sufficient for the trustee to make the required Guaranteed Payments, the Company is obligated to deliver the deficiency amount to the trustee, with such deficiency payments representing interest bearing advances to the trustee. The Company does not directly guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.

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

The total deficiency repayments (net of payments made) to the State as of March 31, 2018 (unaudited) are as follows:

(millions)	2018
Balance as of December 31, 2017	$7.8
Deficiency payments made	0.1
Deficiency repayment received	(0.7)
Balance as of March 31, 2018	$7.2

The total deficiency repayments (net of payments made), interest and premium received and recorded for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended
(millions) (unaudited)	March 31, 2018	March 31, 2017
Deficiency repayments	$0.6	$0.1
Interest	$—	$—
Premium	$0.1	$—

Deficiency payments made are recorded as an increase in Cost of parking services-management type contracts and deficiency repayments, interest and premium received are recorded as reductions to Cost of parking services. The reimbursement of principal, interest and premium are recognized when received.

There were no amounts of estimated deficiency payments accrued as of March 31, 2018 and December 31, 2017, as the Company concluded that the potential for future deficiency payments did not meet the criteria of both probable and estimable.

In addition to the recovery of certain general and administrative expenses incurred, the Bradley Agreement provides for an annual management fee payment, which is based on operating profit tiers. The annual management fee is further apportioned 60% to the Company and 40% to an un-affiliated entity and the annual management fee will be paid to the extent funds are available for the trustee to make distribution, and are paid after Guaranteed Payments (as defined in the Bradley Agreement), and after the repayment of all deficiency payments, including interest and premium. Cumulative management fees of approximately $18.0 million and $17.7 million have not been recognized as of March 31, 2018 and December 31, 2017, respectively, and no management fees were recognized as revenue for the three months ended March 31, 2018 and 2017.

11. Stock-Based Compensation

Stock Grants

There were no stock grants granted during the three months ended March 31, 2018 and 2017. The Company recognized no stock-based compensation expense related to stock grants for the three months ended March 31, 2018 and 2017.

Restricted Stock Units

During the three months ended March 31, 2018, no restricted stock units were authorized by the Company. During the three months ended March 31, 2018, 57,708 restricted stock units vested and no restricted stock units vested during the three months ended March 31, 2017. During the three months ended March 31, 2018, 6,456 restricted stock units were forfeited under the Company's Amended and Restated Long Term Incentive Plan (the "Plan") and became available for reissuance.

The table below shows the Company's stock-based compensation expense related to the restricted stock units for the three months ended March 31, 2018 and 2017, respectively, and is included in General and administrative expenses within the Condensed Consolidated Statements of Income:

	Three Months Ended
(millions) (unaudited)	March 31, 2018	March 31, 2017
Stock-based compensation expense	$0.1	$0.2

As of March 31, 2018, there was $0.7 million of unrecognized stock-based compensation costs related to the restricted stock units that are expected to be recognized over a weighted average remaining period of approximately 2.0 years.

Performance Share Units

In September 2014, the Board of Directors authorized a performance-based incentive program under the Company’s Plan (“Performance-Based Incentive Program”), whereby the Company will issue performance share units to certain executives that represent shares potentially issuable in the future. The objective of the Performance-Based Incentive Program is to link compensation to business performance, encourage ownership of Company stock, retain executive talent, and reward executive performance. The Performance-Based Incentive Program provides participating executives with the opportunity to earn vested common stock if certain performance targets for pre-tax free cash flow are achieved over a three year performance period and recipients satisfy service-based vesting requirements. The stock-based compensation expense associated with unvested performance share units are recognized on a straight-line basis over the shorter of the vesting period or minimum service period and dependent upon the probable outcome of the number of shares that will ultimately be issued based on the achievement of pre-tax free cash flow over the cumulative three years year period.

During the three months ended March 31, 2018, the Company granted 87,750 performance share units to certain executives.  During the three months ended March 31, 2018 and 2017, 11,037 and nil performance share units vested, respectively. During the three months ended March 31, 2018 and 2017, 5,719 and nil, performance share units were forfeited under the Plan and became available for reissuance.  As of March 31, 2018, 14,195 shares were vested related to certain participating executives being eligible for retirement.

The table below shows the Company's stock-based compensation expense related to the Performance-Based Incentive Program for the three months ended March 31, 2018 and 2017, respectively, and is included in General and administrative expenses within the Condensed Consolidated Statements of Income:

	Three Months Ended
(millions) (unaudited)	March 31, 2018	March 31, 2017
Stock-based compensation expense	$0.5	$0.7

Future compensation expense for currently outstanding awards under the Performance Based Incentive Program could reach a maximum of $13.0 million. Stock-based compensation for the Performance-Based Incentive Program is expected to be recognized over a weighted average period of 2.2 years.

12. Net Income per Common Share

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

A reconciliation of the weighted average basic common shares outstanding to the weighted average diluted common shares outstanding is as follows:

	Three Months Ended
(millions, except share and per share data) (unaudited)	March 31, 2018	March 31, 2017
Net income attributable to SP Plus Corporation	$15.3	$6.0
Basic weighted average common shares outstanding	22,308,694	22,148,265
Dilutive impact of share-based awards	248,632	299,639
Diluted weighted average common shares outstanding	22,557,326	22,447,904
Net income per common share
Basic	$0.69	$0.27
Diluted	$0.68	$0.27

For the three months ended March 31, 2018 and 2017, performance share units were excluded from the computation of weighted average diluted common share outstanding because the number of shares ultimately issuable is contingent on the Company's performance goals, which were not achieved as of the reporting date.

There are no additional securities that could dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share, other than those disclosed.

13. Comprehensive Income

Comprehensive income consists of the following components, net of tax:

	Three Months Ended
(millions) (unaudited)	March 31, 2018	March 31, 2017
Net income	$15.9	$6.7
Effective portion of unrealized loss on cash flow hedge	—	(0.1)
Foreign currency translation	(0.4)	—
Comprehensive income	15.5	6.6
Less: Comprehensive income attributable to noncontrolling interest	0.6	0.7
Comprehensive income attributable to SP Plus Corporation	$14.9	$5.9

Accumulated other comprehensive loss is comprised of foreign currency translation adjustments. The components of changes in accumulated comprehensive loss, net of tax, for the three months ended March 31, 2018 were as follows:

(millions) (unaudited)	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2017	$(1.2)	$(1.2)
Change in other comprehensive loss	(0.4)	(0.4)
Balance as of March 31, 2018	$(1.6)	$(1.6)

14. Income Taxes

For the three months ended March 31, 2018, the Company recognized an income tax expense of $5.3 million on pre-tax earnings of $21.2 million compared to $3.3 million income tax expense on pre-tax earnings of $10.0 million for the three months ended March 31, 2017. The effective tax rate for the three months ended March 31, 2018 was 25.0% compared to 33.4% for the three months ended March 31, 2017. The effective tax rate for the three months ended March 31, 2018 decreased primarily due to the reduction in the federal income tax rate to 21% and pursuant to the Tax Cuts and Jobs Act of 2017 ("Tax Act").

For the year ended December 31, 2017, the Company recorded provisional estimates of the tax effects of the Tax Act in accordance with Staff Accounting Bulletin No. 118 ("SAB 118"). The Company expects to adjust the provisional estimates throughout the measurement period as the Company's calculations are refined and additional interpretive guidance becomes available. As of March 31, 2018, the Company has not adjusted any provisional estimates previously recorded.

As of March 31, 2018, the Company has not identified any uncertain tax positions that would have a material impact on the Company’s financial position. The Company recognizes potential interest and penalties related to uncertain tax positions, if any, in income tax expense.

The tax years that remain subject to examination for the Company’s major tax jurisdictions at March 31, 2018 are shown below:

2014 – 2017         United States — federal income tax
2007 – 2017         United States — state and local income tax
2013 – 2017         Canada and Puerto Rico

15. Business Unit Segment Information

Segment information is presented in accordance with a “management approach,” which designates the internal reporting used by the Company's Chief Operating Decision Maker (“CODM”) for making decisions and assessing performance as the source of the Company’s reportable segments. The Company’s segments are organized in a manner consistent with which discrete financial information is available and evaluated regularly by the CODM in deciding how to allocate resources and in assessing performance.

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
The operating segments are internally reported to the Company's CODM as Region One (Commercial) and Region Two (Airports).

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

•
"Other" consists of ancillary revenue that is not specifically identifiable to a region and certain unallocated items, such as and including prior year insurance reserve adjustments and other corporate adjustments/costs and other corporate items.

The business is managed based on regions administered by executive officers.

The following is a summary of revenues (excluding reimbursed management contract revenue) and gross profit by regions for the three months ended March 31, 2018 and 2017:

	Three Months Ended
(millions) (unaudited)	March 31, 2018	Gross Margin %	March 31, 2017	Gross Margin %
Parking Services Revenue
Region One
Lease type contracts	$93.1		$99.8
Management type contracts	69.5		68.1
Total Region One	162.6		167.9
Region Two
Lease type contracts	6.4		31.0
Management type contracts	22.3		21.8
Total Region Two	28.7		52.8
Other
Lease type contracts	—		—
Management type contracts	2.6		2.2
Total Other	2.6		2.2
Reimbursed management type contract revenue	172.9		179.0
Total Parking Services Revenue	$366.8		$401.9
Gross Profit
Region One
Lease type contracts	2.3	2%	$3.3	3%
Management type contracts	23.7	34%	24.6	36%
Total Region One	26.0		27.9
Region Two
Lease type contracts	1.4	22%	1.2	4%
Management type contracts	5.9	26%	6.3	29%
Total Region Two	7.3		7.5
Other
Lease type contracts	1.2	—%	0.5	—%
Management type contracts	4.9	188%	4.6	209%
Total Other	6.1		5.1
Total gross profit	39.4		$40.5
General and administrative expenses	22.3		21.2
General and administrative expense percentage of gross profit	57%		52%
Depreciation and amortization	4.0		6.6
Operating income	13.1		12.7
Other expenses (income)
Interest expense	2.1		2.6
Interest income	(0.1)		(0.1)
Equity (earnings) losses from investment in unconsolidated entity	(10.1)		0.2
Total other (income) expenses	(8.1)		2.7
Earnings before income taxes	21.2		10.0
Income tax expense	5.3		3.3
Net income	15.9		6.7
Less: Net income attributable to noncontrolling interest	0.6		0.7
Net income attributable to SP Plus Corporation	$15.3		$6.0

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto contained in this Quarterly Report on Form 10-Q and the condensed consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Although we believe there is a reasonable basis for the forward-looking statements, our actual results could be materially different. The most important factors which could cause our actual results to differ from our forward-looking statements are set forth on our description of risk factors in Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which should be read in conjunction with the forward-looking statements in this report. Forward-looking statements speak only as of the date they are made, and except as expressly required by the federal securities laws, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, changed circumstances, future events or for any other reason.

Overview

Our Business
We provide parking management, ground transportation and other ancillary services to commercial, institutional and municipal clients in urban markets and airports across the United States, Puerto Rico and Canada. Our services include a comprehensive set of on-site parking management and ground transportation services, which include facility maintenance, event logistic services, security services, training, scheduling and supervising all service personnel as well as providing customer service, marketing, and accounting and revenue control functions necessary to facilitate the operation of our clients' facilities or events. We also provide a range of ancillary services such as airport and municipal shuttle operations, valet services, taxi and livery dispatch services and municipal meter revenue collection and enforcement services. We typically enter into contractual relationships with property owners or managers as opposed to owning facilities.
We operate our clients’ properties through two types of arrangements: management type contracts and lease type contracts. Under a management type contract, we typically receive a base monthly fee for managing the facility, and we may also receive an incentive fee based on the achievement of facility performance objectives. We also receive fees for ancillary services. Typically, all of the underlying revenues and expenses under a standard management type contract flow through to our clients rather than to us. However, some management type contracts, which are referred to as “reverse” management type contracts, usually provide for larger management fees and require us to pay various costs. Under lease type arrangements, we generally pay to the property owner a fixed annual rent, a percentage of gross customer collections or a combination thereof. We collect all revenues under lease type arrangements and we are responsible for most operating expenses, but we are typically not responsible for major maintenance, capital expenditures or real estate taxes. Margins for lease type contracts vary significantly, not only due to operating performance, but also due to variability of parking rates in different cities and varying space utilization by parking facility type and location.  As of March 31, 2018, we operated 82% of our locations under management type contracts and 18% under lease type contracts.

In evaluating our financial condition and operating performance, management’s primary focus is on our gross profit and total general and administrative expense. Revenue from lease type contracts includes all gross customer collections derived from our leased locations (net of local parking taxes), whereas revenue from management type contracts only includes our contractually agreed upon management fees and amounts attributable to ancillary services. Gross customer collections at facilities under management type contracts, therefore, are not included in our revenue. Accordingly, while a change in the proportion of our operating agreements that are structured as lease type contracts versus management type contracts may cause significant fluctuations in reported revenue and expense of parking services that change will not artificially affect our gross profit. For example, as of March 31, 2018, 82% of our locations were operated under management type contracts and 88% of our gross profit for the three months ended March 31, 2018 was derived from management type contracts. Only 49% of total revenue (excluding reimbursed management contract revenue), however, was from management type contracts because under those contracts the revenue collected from parking customers belongs to our clients. Therefore, gross profit and total general and administrative expense, rather than revenue, are management’s primary focus.

General Business Trends

We believe that sophisticated commercial real estate developers and property managers and owners recognize the potential for parking and related services to be a profit generator rather than a cost center. Often, the parking experience makes both the first and the last impressions on their properties' tenants and visitors. By outsourcing these services, they are able to capture additional profit by leveraging the unique operational skills and controls that an experienced parking management company can offer. Our ability to consistently deliver a uniformly high level of parking and related services, including the use of various technological enhancements, allows us to maximize the profit to our clients and improves our ability to win contracts and retain existing locations. Our focus on customer service and satisfaction is a key driver of our high location retention rate, which was approximately 91% and 94% for the twelve-month periods ended March 31, 2018 and 2017, respectively.

Summary of Operating Facilities

We focus our operations in core markets where a concentration of locations improves customer service levels and operating margins. The following table reflects our facilities operated at the end of the periods indicated:

	March 31, 2018	December 31, 2017	March 31, 2017
Leased facilities	659	667	702
Managed facilities	2,911	2,956	2,976
Total facilities (1)	3,570	3,623	3,678

(1) Includes partial ownership in one leased facility acquired in the Central Merger.

Revenue

We recognize parking services revenue from lease and management type contracts as the related services are provided. Substantially all of our revenue comes from the following two sources:

Parking services revenue—lease type contracts. Parking services revenue related to lease type contracts consist of all revenue received at a leased facility, including parking receipts (net of local parking tax), consulting and real estate development fees, gains on sales of contracts and payments for exercising termination rights.

Parking services revenue—management type contracts. Management type contract revenue consists of management fees, including both fixed and performance-based fees, and amounts attributable to ancillary services such as accounting, equipment leasing, payments received for exercising termination rights, consulting, developmental fees, gains on sales of contracts, insurance and other value-added services with respect to managed locations. We believe we generally purchase required insurance at lower rates than our clients can obtain on their own because we effectively self-insure for all liability and worker’s compensation and health care claims by maintaining a large per-claim deductible. As a result, we have generated operating income on the insurance provided under our management contracts by focusing on our risk management efforts and controlling losses. Management contract revenues do not include gross customer collections at the managed locations as these revenues belong to the property owner rather than to us. Management type contracts generally provide us with a management fee regardless of the operating performance of the underlying facilities.

Reimbursed Management Contract Revenue

Reimbursed management contract revenue consists of the direct reimbursement from the property owner for operating expenses incurred under a management type contract, which are reflected in our revenue.

Cost of Parking Services

Our cost of parking services consists of the following:

Cost of parking services—lease type contracts. The cost of parking services under a lease type arrangement consists of contractual rental fees paid to the facility owner and all operating expenses incurred in connection with operating the leased facility. Contractual fees paid to the facility owner are generally based on either a fixed contractual amount or a percentage of gross revenue or a combination thereof. Generally, under a lease type arrangement we are not responsible for major capital expenditures or real estate taxes.

Cost of parking services—management type contracts. The cost of parking services under a management type contract is generally the responsibility of the facility owner. As a result, these costs are not included in our results of operations. However, our reverse management type contracts, which typically provide for larger management fees, do require us to pay for certain costs.

Reimbursed Management Contract Expense

Reimbursed management contract expense consists of direct reimbursed costs incurred on behalf of property owners under a management type contract, which are reflected in our cost of parking services.

Gross Profit

Gross profit equals our revenue less the cost of generating such revenue. This is the key metric we use to examine our performance because it captures the underlying economic benefit to us of both lease and management type contracts.

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
The operating segments are internally reported to our CODM as Region One (Commercial) and Region Two (Airports).

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

The following tables are a summary of revenues (excluding reimbursed management type contract revenue), cost of parking services and gross profit by region for the three months ended March 31, 2018 and 2017:

Three Months Ended March 31, 2018 Compared to Three Months March 31, 2017

Segment revenue information is summarized as follows:

	Three Months Ended March 31,
	Region One		Region Two		Other		Total		Variance
(millions) (unaudited)	2018	2017	2018	2017	2018	2017	2018	2017	Amount	%
Lease type contract revenue:
New locations (a)	$7.0	$1.6	$—	$—	$—	$—	$7.0	$1.6	$5.4	337.5%
Contract expirations	1.1	13.0	—	—	—	—	1.1	13.0	(11.9)	(91.5)%
Same locations (b) (c)	83.6	85.2	6.4	31.0	—	—	90.0	116.2	(26.2)	(22.5)%
Conversions	1.4	—	—	—	—	—	1.4	—	1.4	—%
Total lease type contract revenue	$93.1	$99.8	$6.4	$31.0	$—	$—	$99.5	$130.8	$(31.3)	(23.9)%
Management type contract revenue:
New locations	$7.2	$0.3	$2.1	$0.8	$—	$—	$9.3	$1.1	$8.2	745.5%
Contract expirations	1.5	7.6	0.1	1.4	—	—	1.6	9.0	(7.4)	(82.2)%
Same locations	60.7	60.1	20.1	19.6	2.6	2.2	83.4	81.9	1.5	1.8%
Conversions	0.1	0.1	—	—	—	—	0.1	0.1	—	—%
Total management type contract revenue	$69.5	$68.1	$22.3	$21.8	$2.6	$2.2	$94.4	$92.1	$2.3	2.5%

(a) The three months ended March 31, 2018 new locations in Region One includes a $2.6 million reduction of Parking services revenue - lease type contracts due to the adoption of Topic 853, which requires rental expense for the current period be presented as a reduction of Parking services revenue - lease type contracts for those locations (and corresponding contracts) that meet the criteria and definition of a service concession arrangement.

(b) The three months ended March 31, 2018 same locations in Region One includes a $2.5 million reduction of Parking services revenue - lease type contracts due to the adoption of Topic 853, which requires rental expense for the current period be presented as a reduction of Parking services revenue - lease type contracts for those locations (and corresponding contracts) that meet the criteria and definition of a service concession arrangement.

(c) The three months ended March 31, 2018 same locations in Region Two includes a $26.4 million reduction of Parking services revenue - lease type contracts due to the adoption of Topic 853, which requires rental expense for the current period be presented as a reduction of Parking services revenue - lease type contracts for those locations (and corresponding contracts) that meet the criteria and definition of a service concession arrangement.

Revenue associated with same locations represents locations that have been operating for at least one year and operating for the entire period in the comparative period being presented. Revenue associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

Parking services revenue—lease type contracts.  Lease type contract revenue decreased $31.3 million, or 23.9%, to $99.5 million for the three months ended March 31, 2018, compared to $130.8 million for the three months ended March 31, 2017. The decrease in lease type contract revenue resulted primarily from decreases of $11.9 million from contract expirations and $26.2 million from same locations, partially offset by increases of $5.4 million from new locations and $1.4 million from locations that converted from management contracts during the periods presented. Same location revenue decreased $26.2 million or 22.5%, primarily due to the adoption of ASU No. 2017-10, Service Concession Arrangements (Topic 853) which requires rental expense to be presented as a reduction of Parking services revenue - lease type contracts versus the comparative period presentation of recording rent expense as an increase to Cost of parking services - lease type contracts for those locations (and corresponding contracts) meeting the the criteria and definition of a service concession arrangement, as discussed in Note 1. Significant Accounting Policies and Practices and Note 2. Revenue to the Condensed Consolidated Financial Statements included in Item 1. "Financial Statements", partially offset by and primarily due to an increase in short-term and transient revenue.

From a reporting segment perspective, lease type contract revenue decreased primarily due to contract expirations in Region One and same locations in Regions One and Two, partially offset by increases in new locations in Region One and conversions in Region One.

Parking services revenue—management type contracts. Management type contract revenue increased $2.3 million, or 2.5%, to $94.4 million for the three months ended March 31, 2018, compared to $92.1 million for the three months ended March 31, 2017.  The increase in management type contract revenue resulted primarily from increases of $8.2 million from new locations and $1.5 million from same locations, partially offset by a $7.4 million decrease in revenue from contract expirations. Same location revenue increased $1.5 million, or 1.8%, primarily due to an increase in fees from ancillary services.

From a reporting segment perspective, management type contract revenue increased primarily due to increases from new locations in Regions One and Two and same locations in Regions One and Two and other, partially offset by decreases in revenue from contract expirations in Regions One and Two. The other amounts in same location represent revenues not specifically identifiable to a region.

Revenue associated with same store represents locations that have been operating for at least one year and operating for the entire period in the comparative period being presented. Revenue associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

Reimbursed management type contract revenue. Reimbursed management type contract revenue decreased $6.1 million, or 3.4%, to $172.9 million for the three months ended March 31, 2018, compared to $179.0 million for the three months ended March 31, 2017. This decrease resulted primarily from a decrease in reimbursements for costs incurred on behalf of owners.

Segment cost of parking services information is summarized as follows:

	Three Months Ended March 31,
	Region One		Region Two		Other		Total		Variance
(millions) (unaudited)	2018	2017	2018	2017	2018	2017	2018	2017	Amount	%
Cost of parking services lease type contracts:
New locations (a)	$6.6	$1.2	$(0.1)	$—	$—	$—	$6.5	$1.2	$5.3	441.7%
Contract expirations	2.2	9.9	—	—	—	—	2.2	9.9	(7.7)	(77.8)%
Same locations (b) (c)	80.6	81.9	5.1	29.8	(1.2)	(0.5)	84.5	111.2	(26.7)	(24.0)%
Conversions	1.4	3.5	—	—	—	—	1.4	3.5	(2.1)	(60.0)%
Total cost of parking services lease type contracts	$90.8	$96.5	$5.0	$29.8	$(1.2)	$(0.5)	$94.6	$125.8	$(31.2)	(24.8)%
Cost of parking services management type contracts:
New locations	$4.8	$(0.2)	$2.0	$1.0	$—	$—	$6.8	$0.8	$6.0	750.0%
Contract expirations	1.2	5.1	0.1	1.0	—	—	1.3	6.1	(4.8)	(78.7)%
Same locations	39.8	38.6	14.3	13.5	(2.3)	(2.4)	51.8	49.7	2.1	4.2%
Conversions	—	—	—	—	—	—	—	—	—	—%
Total cost of parking services management type contracts	$45.8	$43.5	$16.4	$15.5	$(2.3)	$(2.4)	$59.9	$56.6	$3.3	5.8%

(a) The three months ended March 31, 2018 new locations in Region One includes a $2.6 million reduction of Cost of parking services revenue - lease type contracts due to the adoption of Topic 853, which requires rent expense for the current period be presented as a reduction of Parking services revenue - lease type contracts for those locations (and corresponding contracts) that meet the criteria and definition of a service concession arrangement.

(b) The three months ended March 31, 2018 same locations in Region One includes a $2.5 million reduction of Cost of parking services revenue - lease type contracts due to the adoption of Topic 853, which requires rent expense for the current period be presented as a reduction of Parking services revenue - lease type contracts for those locations (and corresponding contracts) that meet the criteria and definition of a service concession arrangement.

(c) The three months ended March 31, 2018 same locations in Region Two includes a $26.4 million reduction of Cost of parking services revenue - lease type contracts due to the adoption of Topic 853, which requires rent expense for the current period be presented as a reduction of Parking services revenue - lease type contracts for those locations (and corresponding contracts) that meet the criteria and definition of a service concession arrangement.

Cost of parking services associated with same locations represents locations that have been operating for at least one year and operating for the entire period in the comparative period being present. Cost of parking services associated with contract expirations relates to contacts that have expired, however, we were operating the facility in the comparative period presented.

Cost of parking services—lease type contracts.  Cost of parking services for lease type contracts decreased $31.2 million, or 24.8%, to $94.6 million for the three months ended March 31, 2018, compared to $125.8 million for the three months ended March 31, 2017.  The decrease in cost of parking services for lease type contracts resulted primarily from decreases of $26.7 million from same locations, $7.7 million from contract expirations and $2.1 million from locations that converted from management contracts during the periods presented, partially offset by increases of $5.3 million from new locations. Same location costs decreased $26.7 million, or 24.0%, primarily due to the adoption of ASU No. 2017-10, Service Concession Arrangements (Topic 853), which requires rent expense to be presented as a reduction of Parking services revenue - lease type contracts versus the comparative period presentation of recording rent expense as an increase to Cost of parking services - lease type contracts for those locations (and corresponding contracts) meeting the the criteria and definition of a service concession arrangement, as discussed in Note 1. Significant Accounting Policies and Practices and Note 2. Revenue to the Condensed Consolidated Financial Statements included in Item 1. "Financial Statements" and favorability related to unallocated insurance reserve adjustments/costs and other corporate items, partially offset and primarily due to an increase in compensation and benefit costs and overall net operating costs.

 From a reporting segment perspective, cost of parking services for lease type contracts decreased primarily from new locations in Region Two, contract expirations in Region One, same locations in Regions One and Two and other and conversions in Region One, partially offset by new locations in Region One. The other region amounts in same location represent costs not specifically identifiable to a region.

Cost of parking services—management type contracts.  Cost of parking services for management type contracts increased $3.3 million, or 5.8%, to $59.9 million for the three months ended March 31, 2018, compared to $56.6 million for the three months ended March 31, 2017. The increase in cost of parking services for management type contracts resulted primarily from increases of $6.0 million from new locations and $2.1 million from same locations, partially offset by a decrease of $4.8 million from contract expirations. Same location costs increased $2.1 million, or 4.2%, primarily due to costs related to other ancillary services, an increase in costs relating to compensation and benefit costs and overall net operating costs.

From a reporting segment perspective, cost of parking services for management type contracts increased primarily due to new locations in Regions One and Two and same locations in Regions One and Two and other, partially offset by decreases in contract expirations in Regions One and Two. The other region amounts in same location represent costs not specifically identifiable to a region.

Reimbursed management type contract expense. Reimbursed management type contract expense decreased $6.1 million, or 3.4%, to $172.9 million for the three months ended March 31, 2018, compared to $179.0 million for the three months ended March 31, 2017. This decrease resulted primarily from a decrease in reimbursements for costs incurred on behalf of owners.

Segment gross profit/gross profit percentage information is summarized as follows:

	Three Months Ended March 31,
	Region One		Region Two		Other		Total		Variance
(millions) (unaudited)	2018	2017	2018	2017	2018	2017	2018	2017	Amount	%
Gross profit lease type contracts:
New locations	$0.4	$0.4	$0.1	$—	$—	$—	$0.5	$0.4	$0.1	—%
Contract expirations	(1.1)	3.1	—	—	—	—	(1.1)	3.1	(4.2)	(135.5)%
Same locations	3.0	3.3	1.3	1.2	1.2	0.5	5.5	5.0	0.5	10.0%
Conversions	—	(3.5)	—	—	—	—	—	(3.5)	3.5	(100.0)%
Total gross profit lease type contracts	$2.3	$3.3	$1.4	$1.2	$1.2	$0.5	$4.9	$5.0	$(0.1)	(2.0)%
	(Percentages)
Gross profit percentage lease type contracts:
New locations	5.7%	25.0%	—%	—%	—%	—%	7.1%	25.0%
Contract expirations	(100.0)%	23.8%	—%	—%	—%	—%	(100.0)%	23.8%
Same locations	3.6%	3.9%	20.3%	3.9%	—%	—%	6.1%	4.3%
Conversions	—%	—%	—%	—%	—%	—%	—%	—%
Total gross profit percentage	2.5%	3.3%	21.9%	3.9%	—%	—%	4.9%	3.8%
Gross profit management type contracts:
New locations	$2.4	$0.5	$0.1	$(0.2)	$—	$—	$2.5	$0.3	$2.2	733.3%
Contract expirations	0.3	2.5	—	0.4	—	—	0.3	2.9	(2.6)	(89.7)%
Same locations	20.9	21.5	5.8	6.1	4.9	4.6	31.6	32.2	(0.6)	(1.9)%
Conversions	0.1	0.1	—	—	—	—	0.1	0.1	—	—%
Total gross profit management type contracts	$23.7	$24.6	$5.9	$6.3	$4.9	$4.6	$34.5	$35.5	$(1.0)	(2.8)%
	(Percentages)
Gross profit percentage management type contracts:
New locations	33.3%	166.7%	4.8%	(25.0)%	—%	—%	26.9%	27.3%
Contract expirations	20.0%	32.9%	—%	28.6%	—%	—%	18.8%	32.2%
Same locations	34.4%	35.8%	28.9%	31.1%	188.5%	209.1%	37.9%	39.3%
Conversions	100.0%	100.0%	—%	—%	—%	—%	100.0%	100.0%
Total gross profit percentage	34.1%	36.1%	26.5%	28.9%	188.5%	209.1%	36.5%	38.5%

Gross profit associated with same locations represents locations that have been operating for at least one year and operating for the entire period in the comparative period being present. Gross profit associated with contract expirations relates to contracts that have expired, however, we were operating the facility in the comparative period presented.

Gross profit—lease type contracts. Gross profit for lease type contracts decreased $0.1 million, or 2.0%, to $4.9 million for the three months ended March 31, 2018, compared to $5.0 million for three months ended March 31, 2017. Gross profit percentage for lease type contracts increased to 4.9% for the three months ended March 31, 2018, compared to 3.8% for the three months ended March 31, 2017. Gross profit for lease type contracts increased as a result of increases in gross profit for new, same locations and locations that converted from management type contracts during the periods presented, partially offset by decreases in contract expirations. Gross profit for same locations increased primarily due to increases in fees for ancillary services and short-term and transient revenue, partially offset by an increase in compensation and benefit costs and overall net operating costs.

From a reporting segment perspective, gross profit for lease type contracts decreased primarily due to decreases in contract expirations in Region One and same locations in Region One, partially offset by increases in gross profit from new locations in Region Two, same locations in Region Two and other and conversions in Region One.

Gross profit—management type contracts. Gross profit for management type contracts decreased $1.0 million, or 2.8%, to $34.5 million for the three months ended March 31, 2018, compared to $35.5 million for the three months ended March 31, 2017. Gross profit percentage for management type contracts decreased to 36.5% for three months ended March 31, 2018, compared to 38.5% for three months ended March 31, 2017. Gross profit for management type contracts decreased as a result of decreases in gross profit for same locations and contract expirations, partially offset by an increase in new locations. Gross profit for same locations decreased primarily due to net increases in compensation and benefit costs and overall net operating costs, partially offset by an increase in fees from ancillary services.

From a reporting segment perspective, gross profit for management type contracts decreased primarily due to contract expirations in Regions One and Two and same locations in Regions One and Two, partially offset by increases in gross profit from new locations in Regions One and Two and same locations in other.

General and administrative expenses. General and administrative expenses increased $1.1 million, or 5.2%, to $22.3 million for the three months ended March 31, 2018, compared to $21.2 million for the three months ended March 31, 2017. The increase in General and administrative expenses was primarily due to $1.2 million in restructuring, merger and integration expense recognized and related to workforce reductions and reorganizations initiated in the first quarter 2018.

Depreciation and amortization. Depreciation and amortization decreased $2.6 million, or 39.4%, to $4.0 million for the three months ended March 31, 2018, compared to $6.6 million for the three months ended March 31, 2017. This decrease was primarily a result of certain intangible assets which were fully amortized as of March 31, 2018.

Interest expense. Interest expense decreased $0.5 million, or 19.2%, to $2.1 million for the three months ended March 31, 2018, compared to $2.6 million for the three months ended March 31, 2017.  The decrease in interest expense was primarily related to reductions in amounts outstanding under our Restated Credit Facility, partially offset by an increase in average borrowing rates.

Interest income. Interest income was $0.1 million for the three months ended March 31, 2018 and 2017.

Equity in (earnings) losses from investment in unconsolidated entity. Equity in earnings from investment in unconsolidated entity were $10.1 million three months ended March 31, 2018, compared to a loss of $0.2 million for the three months ended March 31, 2017. The increase in earnings from investment in unconsolidated entity for the three months ended March 31, 2018, is primarily related to our $10.1 million net gain on the sale of our entire 30% equity interest in Parkmobile.

Income tax expense. Income tax expense increased $2.0 million, or 60.6%, to $5.3 million for the three months ended March 31, 2018, compared to $3.3 million for the three months ended March 31, 2017. Our effective tax rate was 25.0% for the three months ended March 31, 2018, compared to 33.4% for the three months ended March 31, 2017. The effective tax rate for the three months ended March 31, 2018 decreased primarily due to the reduction in the statutory federal income tax rate to 21% pursuant to the Tax Cuts and Jobs Act of 2017 ("Tax Act").

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

Outstanding Indebtedness

On March 31, 2018, we had total indebtedness of approximately $146.1 million, a decrease of $7.7 million from December 31, 2017. The $146.1 million in total indebtedness as of March 31, 2018 includes:

▪	$145.0 million under our Restated Credit Facility, net of original discount on borrowings of $0.7 million and deferred financing costs of $0.9 million; and

▪	$2.7 million of other debt obligations, which includes capital lease obligations, obligations on seller notes and other indebtedness.

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
We were in compliance with all covenants as of March 31, 2018.

As of March 31, 2018, we had $144.4 million of borrowing availability under the Restated Credit Agreement, of which we could have borrowed $144.4 million on March 31, 2018 and remained in compliance with the above described covenants as of such date. The additional borrowing availability under the Restated Credit Agreement is limited only as of the Company’s fiscal quarter-end by the covenant restrictions described above. As of March 31, 2018, we had $55.6 million of letters of credit outstanding under the Restated Credit Facility, with aggregate borrowings against the Restated Credit Facility of $145.0 million (excluding original discount on borrowings of $0.7 million and deferred financing costs of $0.9 million).

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

Under this program, we repurchased 305,183 shares of common stock through March 31, 2018 at an average price of $24.43 per share, resulting in $7.5 million in program-to-date repurchases. No shares were repurchased during the three months ended March 31, 2018.

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

Deficiency Payments

Pursuant to our obligations with respect to the parking garage operations at Bradley International Airport, we are required to make certain deficiency payments for the benefit of the State of Connecticut and for holders of special facility revenue bonds. The deficiency payments represent contingent interest bearing advances to the trustee to cover operating cash flow requirements. As of March 31, 2018, we had made $7.2 million of cumulative deficiency repayments from the trustee, net of payments. Deficiency payments made are recorded as increases to cost parking services and the reimbursements are recorded as reductions to cost of parking services.

We believe these advances to be fully recoverable and will recognize the principal, interest and premium payments related to these deficiency payments when they are received. We do not directly guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.

The total deficiency repayments (net of payments made), interest and premium received and recorded for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended
(millions) (unaudited)	March 31, 2018	March 31, 2017
Deficiency repayments	$0.6	$0.1
Interest	$—	$—
Premium	$0.1	$—

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

Summary of Cash Flows

	Three Months Ended
(millions) (unaudited)	March 31, 2018	March 31, 2017
Net cash (used in) provided by operating activities	$(1.6)	$5.0
Net cash provided by (used in) investing activities	$16.5	$(1.4)
Net cash used in financing activities	$8.8	$4.2

Operating Activities

Our primary sources of funds are cash flows from operating activities and changes in operating assets and liabilities.

Net cash used in operating activities totaled $1.6 million for the three months ended March 31, 2018. Cash used in operating activities for the first three months of 2018 included changes in operating assets and liabilities that resulted in a use of $13.4 million, partially offset by $11.8 provided from operations. The net increase in operating assets and liabilities was a result of (i) an increase in notes and accounts receivable of $14.2 million due to recognizing a contract asset upon adoption of Topic 606 (effective January 1, 2018) and timing of collections; (ii) a decrease in prepaid assets of $3.8 million mainly due to decreases a prepaid taxes and short term deposits, partially offset by increases in prepaid insurance and prepaid rent; (iii) a $5.1 million decrease in accounts payable due to timing of payments to our clients as described under "Daily Cash Collections", partially offset by recognizing a contract liability upon the adoption of Topic 606 (effective January 1, 2018) and (iv) a $2.1 million net increase in accrued liabilities primarily related to timing of payments.

Net cash provided by operating activities totaled $5.0 million for three months ended March 31, 2017. Cash provided by operating activities for the first three months of 2017 included $14.4 million from operations; partially offset by changes in operating assets and liabilities that resulted in a use of $9.4 million. The net increase in operating assets and liabilities was a result of (i) an increase in notes and accounts receivable of $4.3 million due to timing of collections; (ii) a decrease in prepaid assets of $1.9 million mainly due to prepaid payroll and annual software maintenance renewals; (iii) a $4.0 million increase in accounts payable due to timing of payments to our clients as described under "Daily Cash Collections"; (iv) a $10.1 million net decrease in accrued liabilities primarily related to timing of payments including payment of our 2016 performance-based compensation accrual as well as a reduction in customer deposits, and (v) a $0.9 million increase in other assets.

Investing Activities

Net cash provided by investing activities totaled $16.5 million for the three months ended March 31, 2018. Cash provided by investing activities for the three months ended March 31, 2018 included $19.3 million of proceeds received from the sale of equity method investments, partially offset by (i) $2.6 million for capital investments needed to secure and/or extend lease facilities and investments in information system enhancements and infrastructure and (ii) $0.2 million for cost of contract purchases.

Net cash used in investing activities totaled $1.4 million in the three months ended March 31, 2017. Cash used in investing activities for the three months ended March 31, 2017 included (i) $1.1 million for capital investments needed to secure and/or extend lease facilities and investments in information system enhancements and infrastructure and (ii) $0.3 million for cost of contract purchases.

Financing Activities

Net cash used in financing activities totaled $8.8 million in the three months ended March 31, 2018. Cash used in financing activities for the three months ended March 31, 2018 included (i) $7.8 million net payments on the Restated Credit Facility and Restated Credit Facility term loan; (ii) $0.8 million of distributions to noncontrolling interest; (iii) $0.1 million for payments on other long-term debt obligations; and (iv) $0.1 million on payments for debt issuance costs.

Net cash used in financing activities totaled $4.2 million in the three months ended March 31, 2017. Cash provided by financing activities for the three months ended March 31, 2017 included (i) $3.4 million net payments on the Restated Credit Facility and Restated Credit Facility term loan; (ii) $0.6 million of distributions to noncontrolling interest; (iii) $0.1 million for payments on other long-term debt obligations; and (iv) $0.1 million on payments for debt issuance costs.

Cash and Cash Equivalents

We had Cash and cash equivalents of $28.5 million and $22.8 million at March 31, 2018 and December 31, 2017, respectively.  Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements were $0.3 million and $0.3 million as of March 31, 2018 and December 31, 2017, respectively, and are included within Cash and cash equivalents within the Condensed Consolidated Balance Sheets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Form 10-K for the year-ended December 31, 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we conducted an evaluation, under supervision and with the participation of management, including the chief executive officer, chief financial officer and corporate controller, of the effectiveness of the design and operation of our disclosure controls and procedures (the "Evaluation") at a reasonable assurance level as of the last day of the period covered by this Form 10-Q.

Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer, principal financial officer and principal accounting officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosures.

Based on the Evaluation, our chief executive officer, chief financial officer and corporate controller concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Controls Over Financial Reporting

There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Inherent limitations of the Effectiveness of Internal Control

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
Item 1A. Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2. Unregistered Sales of Equity and Use of Proceeds

There were no sales or repurchases of stock in the three months ended March 31, 2018.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Index to Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date/Period End Date

10.1+	SP Plus Corporation Long-Term Incentive Plan, as Amended and Restated March 7, 2018.	DEF14A	App B	April 2, 2018

31.1*	Section 302 Certification dated May 3, 2018 for G Marc Baumann, Director, President and Chief Executive Officer (Principal Executive Officer).

31.2*	Section 302 Certification dated May 3, 2018 for Vance C. Johnston, Chief Financial Officer and Treasurer (Principal Financial Officer).

31.3*	Section 302 Certification dated May 3, 2018 for Kristopher H. Roy, Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer).

32**	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 3, 2018.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
+ Management contract or compensation plan, contract or agreement
*              Filed herewith
**         Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SP PLUS CORPORATION

Dated: May 3, 2018	By:	/s/ G MARC BAUMANN
G Marc Baumann
Director, President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 3, 2018	By:	/s/ VANCE C. JOHNSTON
Vance C. Johnston
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Dated: May 3, 2018	By:	/s/ KRISTOPHER H. ROY
Kristopher H. Roy
Senior Vice President, Corporate Controller
and Assistant Treasurer
(Principal Accounting Officer and Duly Authorized Officer)