Form 10-Q
period 2018-09-30
SP Plus Corp
filed 2018-11-01
CIK 1059262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

As of October 31, 2018, there were 22,740,442 shares of common stock of the registrant outstanding.

SP PLUS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SP Plus Corporation
Condensed Consolidated Balance Sheets

(millions, except for share and per share data)	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Cash and cash equivalents	$20.2	$22.8
Notes and accounts receivable, net	136.4	122.3
Prepaid expenses and other	13.1	15.5
Total current assets	169.7	160.6
Leasehold improvements, equipment and construction in progress, net	26.3	27.4
Other assets
Advances and deposits	4.2	4.1
Other intangible assets, net	50.1	54.1
Favorable acquired lease contracts, net	18.5	23.3
Equity investments in unconsolidated entities	9.9	18.6
Other assets, net	19.1	18.3
Deferred taxes	15.8	15.9
Cost of contracts, net	8.2	8.9
Goodwill	431.6	431.7
Total other assets	557.4	574.9
Total assets	$753.4	$762.9
Liabilities and stockholders’ equity
Accounts payable	$93.5	$102.8
Accrued rent	22.8	23.2
Compensation and payroll withholdings	22.4	22.2
Property, payroll and other taxes	10.0	6.8
Accrued insurance	18.0	18.9
Accrued expenses	30.4	25.5
Current portion of obligations under Restated Credit Facility and other long-term borrowings	20.9	20.6
Total current liabilities	218.0	220.0
Long-term borrowings, excluding current portion
Obligations under Restated Credit Facility	85.8	132.0
Other long-term borrowings	1.1	1.2
	86.9	133.2
Unfavorable acquired lease contracts, net	26.3	31.5
Other long-term liabilities	63.5	65.1
Total noncurrent liabilities	176.7	229.8
Stockholders’ equity
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized as of September 30, 2018 and December 31, 2017; no shares issued	—	—
Common stock, par value $0.001 per share; 50,000,000 shares authorized as of September 30, 2018 and December 31, 2017; 22,729,564 and 22,542,672 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	—	—
Treasury stock, at cost; 305,183 shares as of September 30, 2018 and December 31, 2017, respectively	(7.5)	(7.5)
Additional paid-in capital	256.7	254.6
Accumulated other comprehensive loss	(1.6)	(1.2)
Retained earnings	111.1	67.0
Total SP Plus Corporation stockholders’ equity	358.7	312.9
Noncontrolling interest	—	0.2
Total stockholders’ equity	358.7	313.1
Total liabilities and stockholders’ equity	$753.4	$762.9

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation
Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
(millions, except for share and per share data) (unaudited)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Parking services revenue				138.5
Lease type contracts	$104.7	$140.9	$311.6	$422.6
Management type contracts	82.6	86.7	264.8	262.8
	187.3	227.6	576.4	685.4
Reimbursed management type contract revenue	174.8	165.1	514.8	512.7
Total parking services revenue	362.1	392.7	1,091.2	1,198.1
Cost of parking services
Lease type contracts	94.2	131.0	283.2	387.0
Management type contracts	48.1	50.7	157.6	154.5
	142.3	181.7	440.8	541.5
Reimbursed management type contract expense	174.8	165.1	514.8	512.7
Total cost of parking services	317.1	346.8	955.6	1,054.2
Gross profit
Lease type contracts	10.5	9.9	28.4	35.6
Management type contracts	34.5	36.0	107.2	108.3
Total gross profit	45.0	45.9	135.6	143.9
General and administrative expenses	18.7	19.6	63.3	63.3
Depreciation and amortization	4.2	4.9	12.7	16.3
Operating income	22.1	21.4	59.6	64.3
Other expenses (income)
Interest expense	2.1	2.2	6.5	7.1
Interest income	(0.1)	(0.2)	(0.3)	(0.5)
Gain on sale of a business	—	—	—	(0.1)
Equity in losses (earnings) from investment in unconsolidated entity	—	0.1	(10.1)	0.5
Total other expenses (income)	2.0	2.1	(3.9)	7.0
Earnings before income taxes	20.1	19.3	63.5	57.3
Income tax expense	5.6	7.3	16.9	21.3
Net income	14.5	12.0	46.6	36.0
Less: Net income attributable to noncontrolling interest	1.0	0.8	2.5	2.6
Net income attributable to SP Plus Corporation	$13.5	$11.2	$44.1	$33.4
Common stock data
Net income per common share
Basic	$0.60	$0.51	$1.97	$1.51
Diluted	$0.60	$0.50	$1.95	$1.48
Weighted average shares outstanding
Basic	22,439,884	22,203,023	22,370,789	22,186,556
Diluted	22,626,746	22,523,036	22,607,274	22,501,378

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
(millions) (unaudited)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net income	$14.5	$12.0	$46.6	$36.0
Other comprehensive income (expense)	0.1	0.1	(0.4)	0.2
Comprehensive income	14.6	12.1	46.2	36.2
Less: Comprehensive income attributable to noncontrolling interest	1.0	0.8	2.5	2.6
Comprehensive income attributable to SP Plus Corporation	$13.6	$11.3	$43.7	$33.6

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
(millions) (unaudited)	September 30, 2018	September 30, 2017
Operating activities
Net income	$46.6	$36.0
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	13.4	16.9
Net accretion of acquired lease contracts	(0.5)	(1.2)
Loss on sale of equipment	—	0.1
Net equity in earnings of unconsolidated entities (net of distributions)	(0.4)	(8.6)
Gain on sale of equity method investment in unconsolidated entity	(10.1)	(0.1)
Amortization of debt issuance costs	0.6	0.6
Amortization of original discount on borrowings	0.4	0.4
Non-cash stock-based compensation	2.1	3.2
Provisions for losses on accounts receivable	0.2	0.2
Deferred income taxes	0.1	(1.5)
Changes in operating assets and liabilities
Notes and accounts receivable	(14.4)	(4.6)
Prepaid assets	2.1	3.5
Other assets	(0.4)	(1.9)
Accounts payable	(9.2)	(14.1)
Accrued liabilities	5.1	(7.5)
Net cash provided by operating activities	35.6	21.4
Investing activities
Purchase of leasehold improvements and equipment	(6.7)	(4.9)
Proceeds from sale of equipment and contract terminations	0.2	0.9
Proceeds from sale of equity method investment in unconsolidated entity	19.3	8.4
Cash received from sale of a business, net	—	0.6
Cost of contracts purchased	(0.8)	(0.6)
Net cash provided by investing activities	12.0	4.4
Financing activities
Payments on revolver (Restated Credit Facility)	(101.6)	(308.7)
Proceeds from revolver (Restated Credit Facility)	104.8	301.5
Payments on term loan (Restated Credit Facility)	(50.0)	(15.0)
Payments on other long-term borrowings	(0.3)	(0.2)
Distribution to noncontrolling interest	(2.6)	(2.4)
Payments of debt issuance costs and original discount on borrowings	(0.1)	(0.1)
Net cash used in financing activities	(49.8)	(24.9)
Effect of exchange rate changes on cash and cash equivalents	(0.4)	0.3
(Decrease) increase in cash and cash equivalents	(2.6)	1.2
Cash and cash equivalents at beginning of year	22.8	22.2
Cash and cash equivalents at end of period	$20.2	$23.4
Supplemental disclosures
Cash paid during the period for
Interest	$5.5	$6.2
Income taxes, net	$11.8	$21.4
Non-cash transactions
Capital lease obligations incurred to acquire equipment	$0.1	$—

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

In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2018 are not necessarily indicative of the results that might be expected for any other interim period or the fiscal year ending December 31, 2018. The financial statements presented in this report should be read in conjunction with the Company’s annual Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K filed on February 22, 2018.

Cash and cash equivalents

Cash equivalents represent funds temporarily invested in money market instruments with maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value. Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements was $0.3 million and $0.3 million as of September 30, 2018 and December 31, 2017, respectively, and are included within Cash and cash equivalents within the Condensed Consolidated Balance Sheets.

Financial Instruments

The carrying values of cash, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these financial instruments. Book overdrafts of $26.0 million and $29.0 million are included within Accounts payable within the Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, respectively. Long-term debt has a carrying value that approximates fair value because these instruments bear interest at variable market rates.

Equity Investments in Unconsolidated Entities

The Company has ownership interests in 29 active partnerships, joint ventures or similar arrangements that operate parking facilities, of which 24 are consolidated under the VIE or voting interest models and 5 are unconsolidated where the Company’s ownership interests range from 30-50 percent and for which there are no indicators of control. The Company accounts for such investments under the equity method of accounting, and its underlying share of each investee’s equity is included in Equity investments in unconsolidated entities within the Condensed Consolidated Balance Sheets. As the operations of these entities are consistent with the Company’s underlying core business operations, the equity in earnings of these investments are included in Parking services revenue - lease type contracts within the Condensed Consolidated Statements of Income. Included in equity earnings for the three and nine months ended September 30, 2017 are earnings of $8.5 million from the Company's proportionate share of the net gain of an equity method investees' sale of assets. The equity earnings in these related investments were $0.7 million and $0.6 million for the three months ended September 30, 2018 and 2017, respectively, and were $1.9 million and $10.6 million for the nine months ended September 30, 2018 and 2017, respectively.

In October 2014, the Company entered into an agreement to establish a joint venture with Parkmobile USA, Inc. and contributed all of the assets and liabilities of its proprietary Click and Park parking prepayment business in exchange for a 30% interest in the newly formed legal entity called Parkmobile, LLC (“Parkmobile”). The Parkmobile joint venture combined two parking transaction engines, with SP Plus contributing the Click and Park® parking prepayment systems, which enables consumers to reserve and pay for parking online in advance and Parkmobile USA contributing its on demand transaction engine that allows consumers to transact real-time payment for parking privileges in both on- and off-street environments. On January 3, 2018, the Company closed a transaction to sell the entire 30% interest in Parkmobile to Parkmobile USA, Inc. for a gross sale price of $19.0 million and in the first quarter of 2018, the Company recognized a pre-tax gain of $10.1 million, net of closing costs, and included in Equity in losses (earnings) from investment in unconsolidated entity within the Condensed Consolidated Statements of Income for the nine months ended September 30, 2018. The Company historically accounted for its investment in the Parkmobile joint venture using the equity method of accounting, and its underlying share of equity in Parkmobile was included in Equity investments in unconsolidated entities within the Condensed Consolidated Balance Sheets. The equity losses (earnings) in the Parkmobile joint venture were historically included in Equity in losses (earnings) from investment in unconsolidated entity within the Condensed Consolidated Statements of Income.

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

In May 2017, the FASB issued ASU No. 2017-10, Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services. Topic 853 further clarifies how operating entities should determine the customer of operation services for transactions within the scope of Topic 853. The Company determined that revenue generated from service concession arrangements, will be accounted for under the guidance of Topic 606 upon adoption of Topic 853. The Company adopted the provisions of Topic 853 on January 1, 2018 and upon the adoption, the Company was required to reclassify certain assets used in service concession arrangements that were previously included in Leasehold improvements, equipment and construction in progress, net, to Other assets, net within the Condensed Consolidated Balance Sheet for September 30, 2018 (as discussed previously, the prior period presented has not been recasted).

In addition, the Company has the contractual right to invoice a customer prior to the performance obligation being satisfied in certain contractual arrangements, primarily related to monthly parking arrangements, and therefore effective January 1, 2018; the Company established a contract asset with a corresponding contract liability for the performance obligation expected to be satisfied at a future date. The impact of this change on the Condensed Consolidated Balance Sheet as of September 30, 2018 is as follows:

	Impact of Changes in Accounting Policies as of September 30, 2018
(millions, unaudited)	As Reported	Balances without Adoption of Topics 606 and 853	Impact of Adoption Increase/(Decrease)
Assets
Notes and accounts receivable, net (1)	$136.4	$125.8	$10.6
Leasehold improvements, equipment and construction in progress, net (2)	26.3	26.8	(0.5)
Other assets, net (2)	19.1	18.6	0.5
Liabilities
Accrued expenses (1)	$30.4	$19.8	$10.6

(1) Approximately $10.6 million and $10.6 million of contract assets and contract liabilities, respectively, were recognized as of September 30, 2018.

(2) Leasehold improvements used in service concession arrangements of approximately $0.5 million were reclassified from Leasehold improvements, equipment and construction in progress to Other assets, net, as of September 30, 2018.

The adoption of Topics 606 and 853 had no impact to the Company’s Operating income or Net income for the three and nine months ended September 30, 2018. Certain expenses, primarily rental expense for the contractual arrangements that meet the definition of service concession arrangements under Topic 853, have been recorded as a reduction of revenue for the three and nine months ended September 30, 2018 (as discussed above, prior periods have not been recasted).

The impact of this change to gross profit and depreciation and amortization for the three and nine months ended September 30, 2018 was as follows:

	Impact of Changes in Accounting Policies for the Three Months Ended September 30, 2018			Impact of Changes in Accounting Policies for the Nine Months Ended September 30, 2018
(millions, unaudited)	As Reported	Balances without Adoption of Topics 853 and 606	Impact of Adoption Increase/(Decrease)	As Reported	Balances without Adoption of Topics 853 and 606	Impact of Adoption Increase/(Decrease)
Parking services revenue
Lease type contracts (1)	$104.7	$138.5	$(33.8)	$311.6	$411.1	$(99.5)
Management type contracts	82.6	82.6	—	264.8	264.8	—
	187.3	221.1	(33.8)	576.4	675.9	(99.5)
Reimbursed management type contract revenue	174.8	174.8	—	514.8	514.8	—
Total parking services revenue	362.1	395.9	(33.8)	1,091.2	1,190.7	(99.5)
Cost of parking services
Lease type contracts (1)	94.2	128.0	(33.8)	283.2	382.6	(99.4)
Management type contracts	48.1	48.1	—	157.6	157.6	—
	142.3	176.1	(33.8)	440.8	540.2	(99.4)
Reimbursed management type contract expense	174.8	174.8	—	514.8	514.8	—
Total cost of parking services	317.1	350.9	(33.8)	955.6	1,055.0	(99.4)
Gross profit
Lease type contracts	10.5	10.5	—	28.4	28.5	(0.1)
Management type contracts	34.5	34.5	—	107.2	107.3	(0.1)
Total gross profit	$45.0	$45.0	$—	$135.6	$135.8	$(0.2)

Depreciation and amortization	$4.2	$4.3	$(0.1)	$12.7	$13.0	$(0.3)

(1) Certain expenses, primarily rental expense for contractual arrangements that meet the definition of a service concession arrangement under Topic 853, of approximately $33.8 million and $99.4 million that would have been previously classified as Cost of parking services - lease type contracts have been classified as a reduction of revenue and included in Parking services revenue - lease type contracts for the three and nine months ended September 30, 2018, respectively.

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

Accounting Pronouncements to be Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 requires lessees to record most leases on the balance sheet and recognize expense, similar to current accounting guidance, on the income statement. Additionally, the classification criteria and the accounting for sales-type and direct financing leases is modified for lessors. Under ASU No. 2016-02, all entities are required to recognize "right-of-use" ("ROU") assets and lease liabilities on the balance sheet for all leases classified as either operating or finance leases. Lease classification will determine recognition of lease-related revenue and expense. Since the release of ASU No. 2016-02, the FASB also issued the following additional ASUs updating the topic:

•	In January 2018, the FASB issued ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842

•	In July 2018, the FASB issued ASU No. 2018-11, Lease (Topic 842): Targeted Improvements

•	In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases

ASU No. 2016-02 and its related ASUs are effective for interim and annual reporting periods beginning after December 15, 2018.

The Company has commenced the process of implementing Topic 842 and has developed a project plan to guide the implementation and assessment of the impact of the standard and other changes to the Company's financial position, results of operations, cash flows and financial statement disclosures. The Company has made progress on this project plan including assessing the Company’s portfolio of leases, understanding key policy elections and considerations under the standard as well as changes to key processes and internal controls. The Company has selected a lease accounting software solution to support the new reporting requirements and has commenced the process of extracting lease data from lease agreements for input into the software solution. The Company will take advantage of the transition package of practical expedients as permitted within ASU No. 2016-02 which among other things allows the Company to carry forward the historical lease classification. The Company will be making an accounting policy election to keep leases with an initial lease term of 12 months or less off of the Consolidated Balance Sheet and therefore there will be no requirement to recognize ROU assets and lease liabilities for these leases.

While the Company continues to assess the potential impacts of the new standard, the most significant impact upon adoption will be the recognition of ROU assets and lease liabilities for operating leases. However, the Company does not expect adoption will have a material impact on the Consolidated Statement of Income. The Company expects the accounting for capital leases to remain substantially unchanged.

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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal - Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The

standard requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Accounting Standards Codification (ASC) 350-40 to determine which implementation costs to capitalize as assets. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. The standard is effective for interim and annual reporting periods beginning after December 15, 2019. The Company is currently assessing the impact of adopting this standard on the Company’s financial position, results of operations, cash flows and financial statement disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820). This standard modifies the disclosures on fair value measurements by removing the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of such transfers. The ASU expands the disclosure requirements for Level 3 fair value measurements, primarily focused on changes in unrealized gains and losses included in other comprehensive income. The standard is effective for interim and annual reporting periods beginning after December 15, 2019. The Company is currently assessing the impact of adopting this standard on the Company’s financial position, results of operations, cash flows and financial statement disclosures.

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

Parking services revenue - lease type contracts

Under lease type arrangements, the Company pays the property owner a fixed base rent or payment, percentage rent or payment that is tied to the facility’s financial performance, or a combination of both. The Company operates the parking facility and is responsible for most operating expenses, but typically is not responsible for major maintenance, capital expenditures or real estate taxes. Performance obligations for parking services revenues related to lease type contracts include parking for transient and monthly parkers. Revenue is recognized over time as the Company provides services. As noted in Note 1. Significant Accounting Policies and in accordance with Topic 853, certain expenses, primarily rental expense for the contractual arrangements that meet the definition of service concession arrangements, are recorded as a reduction of revenue for the three and nine months ended September 30, 2018.

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

Service concession arrangements

Service concession agreements within the scope of Topic 853 include both lease type and management type contracts. Upon the adoption of Topic 853, revenue generated from service concession arrangements, is accounted for under the guidance of Topics 606 and Topic 853. For the three and nine months ended September 30, 2018, certain expenses (primarily rental expense) related to service concession arrangements, previously recorded within Cost of parking services - lease type contracts and Depreciation and amortization, have been recorded as a reduction of Parking service revenue - lease type contracts upon adoption of Topic 853.

Contract modifications and taxes

Contracts are often modified to account for changes in contract specifications and requirements. The Company considers contract modifications to exist when the modification either changes the consideration due to the Company or creates new performance obligations or changes the existing scope of the contract and related performance obligations. Most of our contract modifications are for services that are not distinct from the existing contract due to the fact that the Company is providing a bundle of performance obligations that are highly inter-related in the context of the contract, and are therefore accounted for as if they were part of that existing contract. Typically, modifications are accounted for prospectively as part of the existing contract.

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
Disaggregation of revenue
The Company disaggregates its revenue from contracts with customers by type of arrangement for each of our reportable segments. The Company has concluded that such disaggregation of revenue best depicts the overall economic nature, timing and uncertainty of the Company's revenue and cash flows affected by the economic factors of the respective contractual arrangement. See Note 15. Business Unit Segment Information for further information on disaggregation of our revenue by segment.

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
Our performance obligations are primarily satisfied over time as the Company provides the related services. Typically, revenue is recognized over time on a straight-line basis as the Company satisfies the related performance obligation. There are certain management type contracts where revenue is recognized based on costs incurred to date plus a reasonable margin. The Company has concluded this is a faithful depiction of how control is transferred to the customer. Performance obligations satisfied at a point in time for the three and nine months ended September 30, 2018 were not significant.
The time between completion of the performance obligation and collection of cash is typically not more than 30 - 60 days. In certain contractual arrangements, such monthly parker contracts, cash is collected in advance of the Company commencing its performance obligations under the contractual arrangement.
On September 30, 2018, the Company had $106.7 million related to performance obligations that were unsatisfied or partially unsatisfied for which the Company expects to recognize revenue. This amount excludes variable consideration primarily related to contracts where the Company and customer share the gross revenues or operating profit for the location and contracts where transaction prices include performance incentives that are constrained at contract inception. These performance incentives are based on measures that are ascertained exclusively by future performance and therefore cannot be estimated at contract inception by the Company. The Company applies the practical expedient that permits exclusion of information about the remaining performance obligations that have original expected durations of one year or less. The Company expects to recognize our remaining performance obligations as revenue in future periods as follows:

(millions, unaudited)	Remaining Performance Obligations
2018	$13.1
2019	38.3
2020	24.9
2021	12.8
2022	8.0
2023 and thereafter	9.6
Total	$106.7
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

Contract assets and contract liabilities are reported on a contract-by-contract basis and are included in Notes and accounts receivable, net and Accrued expenses, respectively, on the Condensed Consolidated Balance Sheet as of September 30, 2018. Impairment charges related to accounts receivable for the three and nine months ended September 30, 2018 and 2017, were not significant. There were no impairment charges recorded on contract assets and contract liabilities for the three and nine months ended September 30, 2018. The following table provides information about contract assets and contract liabilities with customers and clients as of September 30, 2018:

(millions, unaudited)	September 30, 2018
Accounts receivable	$125.6
Contract asset	$10.8
Contract liability	$(16.5)

Changes in contract assets include recognition of additional consideration due from the customer or client once the Company obtains an unconditional right to the consideration offset by reclassifications of contract asset balances to accounts receivable when the Company obtains an unconditional right to consideration, thereby establishing an accounts receivable. The following table provides information about changes to contract asset balances for the nine-month period ended September 30, 2018:

(millions, unaudited)	Contract Asset
Balance as of January 1, 2018	$12.2
Additional contract assets	100.0
Reclassification to accounts receivable	(101.4)
Balance as of September 30, 2018	$10.8

Changes in contract liability primarily include additional contract liabilities and liquidation of contract liabilities when revenue is recognized. The entire contract liability balance as of January 1, 2018 was recognized as revenue during the nine-month period ended September 30, 2018. The following table provides information about changes to contract liability balances for the nine-month period ended September 30, 2018:

(millions, unaudited)	Contract Liability
Balance as of January 1, 2018	$(20.5)
Additional contract liabilities	(128.6)
Recognition of revenue from contract liabilities	132.6
Balance as of September 30, 2018	$(16.5)

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

The table below shows amortization expense related to cost of contracts for the three and nine months ended September 30, 2018 and 2017, respectively. Amortization expense of cost of contracts related to service concession arrangements within the scope of Topic 853 is recorded as a reduction of revenue and was not significant for the three and nine months ended September 30, 2018 and 2017, respectively.

	Three Months Ended		Nine Months Ended
(millions, unaudited)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Amortization expense related to cost of contract included in depreciation and amortization	$0.8	$0.8	$2.3	$2.5

As of September 30, 2018 and December 31, 2017 cost of contracts net of accumulated amortization included on the Condensed Consolidated Balance Sheets under Cost of contract, net were $8.2 million and $8.9 million, respectively. No impairment charges were recorded for the three and nine months ended September 30, 2018 and 2017, respectively.

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

4. Restructuring, Merger and Acquisition Related Costs

The Company incurred certain restructuring, merger and acquisition related costs through a series of separate workforce reductions and reorganizations and certain merger and acquisition related activities. These costs are expensed as incurred and reflected in General and administrative expenses within the Condensed Consolidated Statements of Income; and includes costs related to a series of Company-initiated workforce reductions and operational reorganizations in 2017 and first quarter 2018 (primarily severance and relocation costs) to increase organizational effectiveness and provide cost savings that can be reinvested in the Company's growth initiatives; and includes additional costs related to evaluating potential acquisitions during the three and nine months ended September 30, 2018 (see also Note 16. Subsequent Event).
An accrual for restructuring, merger and acquisition related costs was $2.0 million ($1.1 million is included in Compensation and payroll withholdings, $0.5 million in Accrued Expenses and $0.4 million in Other long-term liabilities within the Condensed Consolidated Balance Sheets) and $2.3 million ($1.8 million is included in Compensation and payroll withholdings and $0.5 million in Other long-term liabilities within the Condensed Consolidated Balance Sheets) as of September 30, 2018 and December 31, 2017, respectively.
The aggregate costs associated with the restructuring, merger and acquisition related costs for the three and nine months ended September 30, 2018 and September 30, 2017 are summarized in the following table:

	Three Months Ended		Nine Months Ended
(millions) (unaudited)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
General and administrative expenses	$0.6	$—	$3.4	$1.1

5. Other Intangible Assets, net

The following presents a summary of other intangible assets, net:

		September 30, 2018 (unaudited)			December 31, 2017
(millions)	Weighted Average Life (Years)	Acquired Intangible Assets, Gross (1)	Accumulated Amortization	Acquired Intangible Assets, Net	Acquired Intangible Assets, Gross (1)	Accumulated Amortization	Acquired Intangible Assets, Net
Covenant not to compete	0.3	$0.9	$(0.9)	$—	$0.9	$(0.9)	$—
Trade names and trademarks	0.8	9.8	(9.7)	0.1	9.8	(9.7)	0.1
Proprietary know how	0.8	34.6	(34.6)	—	34.6	(34.5)	0.1
Management contract rights	10.2	81.0	(31.0)	50.0	81.0	(27.1)	53.9
Acquired intangible assets, net (2)	10.2	$126.3	$(76.2)	$50.1	$126.3	$(72.2)	$54.1

(1)  Excludes the original cost and accumulated amortization of fully amortized intangible assets.
(2)  Intangible assets have estimated useful lives between a half year and fourteen years.

The table below shows the amortization expense related to intangible assets for the three and nine months ended September 30, 2018 and September 30, 2017:

	Three Months Ended		Nine Months Ended
(millions) (unaudited)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Amortization expense related to other intangible assets included in depreciation and amortization	$1.3	$1.4	$4.0	$5.9

6. Goodwill

The amounts for goodwill and changes to carrying value by reportable segment are as follows:

(millions) (unaudited)	Region One	Region Two	Total
Balance as of December 31, 2017	$369.0	$62.7	$431.7
Foreign currency translation	(0.1)	—	(0.1)
Balance as of September 30, 2018	$368.9	$62.7	$431.6

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
The Company completed its annual goodwill impairment test as of October 1, 2017, using a qualitative test (Step Zero), to determine the likelihood of impairment and if it was more likely than not that the fair value of the reporting units were less than the carrying value of the reporting unit. The Company concluded that the estimated fair values of each of the Company's reporting units exceeded its carrying amount of net assets assigned to that reporting unit and, therefore, no further testing was required (Step One). Generally, the more-likely-than-not threshold is a greater than a 50% likelihood that the fair value of a reporting unit is greater than the carrying value. As part of the October 1, 2017 goodwill assessment, the Company engaged a third-party to estimate a discount rate, which is a primary driver in the valuation of the Company's reporting units' fair values. No impairment was recorded as a result of the goodwill impairment test performed. The Company monitors for indicators for goodwill impairment testing between annual tests. No adverse events occurred during the three and nine months ended September 30, 2018 that would cause the Company to test goodwill for impairment.

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

As of September 30, 2018 and December 31, 2017, the Company had no financial assets and liabilities, other than cash and cash equivalents measured at fair value on a recurring basis. The carrying value of cash and cash equivalents approximates their fair value due to the short-term nature of these financial instruments and has been classified as a Level 1.

Nonrecurring Fair Value Measurements

Certain assets are measured at fair value on a nonrecurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). Non-financial assets such as goodwill, intangible assets, and leasehold improvements, equipment and construction in progress are subsequently measured at fair value when there is an indicator of impairment and recorded at fair value only when impairment is recognized. The Company assesses the impairment of intangible assets annually or whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. The fair value of its goodwill and intangible assets is not estimated if there is no change in events or circumstances that indicate the carrying amount of an intangible asset may not be recoverable. There were no impairment charges for the nine months ended September 30, 2018 and 2017.

Financial Instruments Not Measured at Fair Value

The following presents the carrying amounts and estimated fair values of financial instruments not measured at fair value in the Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017:

	September 30, 2018 (unaudited)		December 31, 2017
(millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term borrowings
Restated Credit Facility, net of original discount on borrowings and deferred financing costs	$105.2	$105.2	$151.0	$151.0
Other obligations	$2.6	$2.6	$2.8	$2.8

The fair value of the Restated Credit Facility and Other obligations were estimated to not be materially different from the carrying amount and are generally measured using a discounted cash flow analysis based on current market interest rates for similar types of financial instruments and would be classified as a Level 2.

8. Borrowing Arrangements

Long-term borrowings, in order of preference, consist of:

		Amount Outstanding
(millions)	Maturity Date	September 30, 2018	December 31, 2017
		(unaudited)
Restated Credit Facility, net of original discount on borrowings and deferred financing costs	February 20, 2020	$105.2	$151.0
Other borrowings	Various	2.6	2.8
Total obligations under Restated Credit Facility and other borrowings		107.8	153.8
Less: Current portion of obligations under Restated Credit Facility and other borrowings		20.9	20.6
Total long-term obligations under Restated Credit Facility and other borrowings		$86.9	$133.2

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

In June 2018 and September 2018 and as allowable under the terms and conditions of the Restated Credit Facility, the Company made voluntary principal repayments of $15.0 million and $20.0 million, respectively. Debt issuance costs and original discount on borrowings written off in connection with the voluntary repayments were not significant in either period.

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

The Company was in compliance with all covenants as of September 30, 2018.

As of September 30, 2018, the Company had $145.9 million of borrowing availability under the Restated Credit Agreement, of which the Company could have borrowed $145.9 million on September 30, 2018 and remained in compliance with the above described covenants as of such date. The additional borrowing availability under the Restated Credit Agreement is limited only as of the Company’s fiscal quarter-end by the covenant restrictions described above. As of September 30, 2018, the Company had $48.1 million of letters of credit outstanding under the Restated Senior Credit Facility, with aggregate borrowings against the Restated Senior Credit Facility of $105.2 million (net of original discount on borrowings of $0.4 million and deferred financing costs of $0.5 million).

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

Under this program, the Company has repurchased 305,183 shares of common stock through September 30, 2018 at an average price of $24.43 per share, resulting in $7.5 million in program-to-date purchases. No shares were repurchased during the nine months ended September 30, 2018 and 2017.

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

The total deficiency repayments (net of payments made) to the State as of September 30, 2018 (unaudited) are as follows:

(millions)	September 30, 2018
Balance as of December 31, 2017	$7.8
Deficiency payments made	0.1
Deficiency repayments received	(3.0)
Balance as of September 30, 2018	$4.9

The total deficiency repayments (net of payments made), interest and premium received and recorded for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended		Nine Months Ended
(millions) (unaudited)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Deficiency repayments	$0.9	$0.5	$2.9	$1.7
Interest	$—	$—	$0.5	$0.2
Premium	$0.1	$—	$0.2	$0.2

Deficiency payments made are recorded as an increase in Cost of parking services-management type contracts and deficiency repayments, interest and premium received are recorded as reductions to Cost of parking services-management type contracts. The reimbursement of principal, interest and premium are recognized when received.

There were no amounts of estimated deficiency payments accrued as of September 30, 2018 and December 31, 2017, as the Company concluded that the potential for future deficiency payments did not meet the criteria of both probable and estimable.

In addition to the recovery of certain general and administrative expenses incurred, the Bradley Agreement provides for an annual management fee payment, which is based on operating profit tiers. The annual management fee is further apportioned 60% to the Company and 40% to an un-affiliated entity and the annual management fee will be paid to the extent funds are available for the trustee to make distribution, and are paid after Guaranteed Payments (as defined in the Bradley Agreement), and after the repayment of all deficiency payments, including interest and premium. Cumulative management fees of approximately $18.5 million and $17.7 million have not been recognized as of September 30, 2018 and December 31, 2017, respectively, and no management fees were recognized as revenue for the three and nine months ended September 30, 2018 and 2017.

11. Stock-Based Compensation

Stock Grants

There were 12,736 and 16,428 stock grants granted during the nine months ended September 30, 2018 and 2017, respectively. The Company recognized $0.5 million and $0.5 million of stock-based compensation expense related to stock grants for the nine months ended September 30, 2018 and 2017, respectively.

Restricted Stock Units

During the nine months ended September 30, 2018, 52,306 restricted stock units were authorized by the Company. No restricted stock units were issued during the nine months ended September 30, 2017. During the nine months ended September 30, 2018 and 2017, 129,706 and 4,399 restricted stock units vested, respectively. During the nine months ended September 30, 2018 and 2017, 6,456 and 4,537 restricted stock units were forfeited under the Company's Long-Term Incentive Plan, as Amended and Restated (the "Plan") and became available for reissuance, respectively.

The table below shows the Company's stock-based compensation expense related to the restricted stock units for the three and nine months ended September 30, 2018 and 2017, respectively, and is included in General and administrative expenses within the Condensed Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
(millions) (unaudited)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Stock-based compensation expense	$0.3	$0.2	$0.6	$0.6

As of September 30, 2018, there was $2.0 million of unrecognized stock-based compensation costs related to the restricted stock units that are expected to be recognized over a weighted average remaining period of approximately 2.4 years.

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

During the nine months ended September 30, 2018 and 2017, the Company granted 28,060 and 76,120 performance share units to certain executives, respectively. The grants during the nine months ended September 30, 2018 included a reduction during the quarter ending September 30, 2018 of 70,661 shares that are expected to be awarded based on the revised estimate of performance shares that are expected to vest. During the nine months ended September 30, 2018 and 2017, 6,874 and 14,195 performance share units vested, respectively, related to certain participating executives being eligible for retirement. During the nine months ended September 30, 2018 and 2017, 10,572 and 11,770 performance share units were forfeited under the Plan and became available for reissuance, respectively.

The table below shows the Company's stock-based compensation expense (reduction of expense) related to the Performance-Based Incentive Program for the three and nine months ended September 30, 2018 and 2017, respectively, and is included in General and administrative expenses within the Condensed Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
(millions) (unaudited)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Stock-based compensation expense	$(0.4)	$0.6	$0.7	$1.8

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

A reconciliation of the weighted average basic common shares outstanding to the weighted average diluted common shares outstanding is as follows:

	Three Months Ended		Nine Months Ended
(millions, except share and per share data) (unaudited)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net income attributable to SP Plus Corporation	$13.5	$11.2	$44.1	$33.4
Basic weighted average common shares outstanding	22,439,884	22,203,023	22,370,789	22,186,556
Dilutive impact of share-based awards	186,862	320,013	236,485	314,822
Diluted weighted average common shares outstanding	22,626,746	22,523,036	22,607,274	22,501,378
Net income per common share
Basic	$0.60	$0.51	$1.97	$1.51
Diluted	$0.60	$0.50	$1.95	$1.48

For the three and nine months ended September 30, 2018 and 2017, unvested performance share units were excluded from the computation of weighted average diluted common share outstanding because the number of shares ultimately issuable is contingent on the Company's performance goals, which were not achieved as of the reporting date.

There are no additional securities that could dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share, other than those disclosed.

13. Comprehensive Income

Comprehensive income consists of the following components, net of tax:

	Three Months Ended		Nine Months Ended
(millions) (unaudited)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net income	$14.5	$12.0	$46.6	$36.0
Effective portion of unrealized loss on cash flow hedge	—	(0.1)	—	—
Foreign currency translation	0.1	0.2	(0.4)	0.2
Comprehensive income	14.6	12.1	46.2	36.2
Less: Comprehensive income attributable to noncontrolling interest	1.0	0.8	2.5	2.6
Comprehensive income attributable to SP Plus Corporation	$13.6	$11.3	$43.7	$33.6

Accumulated other comprehensive loss is comprised of foreign currency translation adjustments. The components of changes in accumulated comprehensive loss, net of tax, for the nine months ended September 30, 2018 were as follows:

(millions) (unaudited)	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2017	$(1.2)	$(1.2)
Change in other comprehensive loss	(0.4)	(0.4)
Balance as of September 30, 2018	$(1.6)	$(1.6)

14. Income Taxes

For the three months ended September 30, 2018, the Company recognized an income tax expense of $5.6 million on pre-tax earnings of $20.1 million, compared to $7.3 million income tax expense on pre-tax earnings of $19.3 million for the three months ended September 30, 2017. For the nine months ended September 30, 2018, the Company recognized an income tax expense of $16.9 million on pre-tax earnings of $63.5 million compared to $21.3 million income tax expense on pre-tax earnings of $57.3 million for the nine months ended September 30, 2017. The effective tax rate for the nine months ended September 30, 2018 was 26.6% compared to 37.2% for the nine months ended September 30, 2017. The effective tax rate for the nine months ended September 30, 2018 decreased primarily due to the reduction in the federal income tax rate to 21% per the 2017 Tax Act.

For the year ended December 31, 2017, the Company recorded provisional estimates of the tax effects of the 2017 Tax Act in accordance with SAB 118. As of September 30, 2018, the Company has finalized its accounting for the tax effects of the 2017 Tax Act in accordance with SAB 118. During the quarter ended September 30, 2018, the Company recorded a net benefit of $1.2 million for the finalization of its transition tax liability calculation and the rate reduction for deferred tax purposes. No further adjustments under the 2017 Tax Act will be recorded.

As of September 30, 2018, the Company has not identified any uncertain tax positions that would have a material impact on the Company’s financial position. The Company recognizes potential interest and penalties related to uncertain tax positions, if any, in income tax expense. During the quarter ended September 30, 2018, the Company recognized an uncertain tax position of $0.3 million and related interest expense of $0.2 million due to an ongoing state tax examination.

The tax years that remain subject to examination for the Company’s major tax jurisdictions at September 30, 2018 are shown below:

2015 – 2017         United States — federal income tax
2007 – 2017         United States — state and local income tax
2014 – 2017         Canada and Puerto Rico

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

•
"Other" consists of ancillary revenue that is not specifically identifiable to Regions One or Two and certain unallocated items, such as and including prior year insurance reserve adjustments/costs and other corporate items.

The business is managed based on regions administered by executive officers.

The following is a summary of revenues (excluding reimbursed management type contract revenue) and gross profit by regions for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended				Nine Months Ended
(millions) (unaudited)	September 30, 2018	Gross Margin %	September 30, 2017	Gross Margin %	September 30, 2018	Gross Margin %	September 30, 2017	Gross Margin %
Parking Services Revenue
Region One
Lease type contracts (1)	$97.6		$108.9		$290.8		$326.0
Management type contracts	59.4		62.5		191.1		190.1
Total Region One	157.0		171.4		481.9		516.1
Region Two
Lease type contracts (1)	6.9		32.0		20.3		96.6
Management type contracts	21.1		22.2		66.2		66.4
Total Region Two	28.0		54.2		86.5		163.0
Other
Lease type contracts	0.2		—		0.5		—
Management type contracts	2.1		2.0		7.5		6.3
Total Other	2.3		2.0		8.0		6.3
Reimbursed management type contract revenue	174.8		165.1		514.8		512.7
Total Parking Services Revenue	$362.1		$392.7		$1,091.2		$1,198.1
Gross Profit
Region One
Lease type contracts	$7.7	8%	$7.8	7%	$19.5	7%	$28.9	9%
Management type contracts	24.1	41%	25.3	40%	71.8	38%	74.7	39%
Total Region One	31.8		33.1		91.3		103.6
Region Two
Lease type contracts	2.0	29%	1.6	5%	5.6	28%	4.9	5%
Management type contracts	6.7	32%	6.2	28%	20.3	31%	19.5	29%
Total Region Two	8.7		7.8		25.9		24.4
Other
Lease type contracts	0.8	400%	0.5	—%	3.3	660%	1.8	—%
Management type contracts	3.7	176%	4.5	225%	15.1	201%	14.1	224%
Total Other	4.5		5.0		18.4		15.9
Total gross profit	$45.0		$45.9		$135.6		$143.9
General and administrative expenses	18.7		19.6		63.3		63.3
General and administrative expense percentage of gross profit	42%		43%		47%		44%
Depreciation and amortization	4.2		4.9		12.7		16.3
Operating income	22.1		21.4		59.6		64.3
Other expenses (income)
Interest expense	2.1		2.2		6.5		7.1
Interest income	(0.1)		(0.2)		(0.3)		(0.5)
Gain on sale of a business	—		—		—		(0.1)
Equity losses (earnings) from investment in unconsolidated entity	—		0.1		(10.1)		0.5
Total other expenses (income)	2.0		2.1		(3.9)		7.0
Earnings before income taxes	20.1		19.3		63.5		57.3
Income tax expense	5.6		7.3		16.9		21.3
Net income	14.5		12.0		46.6		36.0
Less: Net income attributable to noncontrolling interest	1.0		0.8		2.5		2.6
Net income attributable to SP Plus Corporation	$13.5		$11.2		$44.1		$33.4

(1) Includes reduction of Parking services revenue - lease type contracts due to the adoption of Topic 853, which requires rental expense for the periods after January 1, 2018 be presented as a reduction of Parking services revenue - lease type contracts for those locations (and corresponding contracts) that meet the criteria and definition of a service concession arrangement. Refer to Note 2. Revenue, for further discussion regarding the adoption of Topic 853.

16. Subsequent Event

On October 16, 2018, the Company signed a definitive purchase agreement to acquire Baggage Airline Guest Services, Inc. and Home Serv Delivery, LLC, and their subsidiaries and affiliates (collectively, "Bags"), for an all cash purchase price of $275.0 million, subject to certain adjustments. Bags is a leading provider of baggage delivery, remote airline check in and other related services, primarily to airline, airport and hospitality clients. The Company plans to finance the transaction with an expanded senior credit facility. The transaction is subject to the consummation of financing, antitrust clearance and other customary closing conditions and is expected to close by the end of November 2018.

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

Important Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q is being filed by SP Plus Corporation (“we”, “SP Plus” or the “Company”) with the Securities and Exchange Commission (“SEC”) and contains forward-looking statements, including the proposed acquisition by SP Plus of Bags (as defined below) and the expected timing of completion of the acquisition, which are based on our current assumptions and expectations. These statements are typically accompanied by the words “expect,” “estimate,” “intend”, “will,” “predict,” “project,” “may,” “should,” “could,” “believe,” “would,” “might,” “anticipate,” or words of similar terms and phrases, but such words, terms and phrases are not the exclusive means of identifying such statements.  These expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995.  These forward looking statements are made based on management’s expectations, beliefs and projections concerning future events and are subject to uncertainties and factors relating to operations and the business environment, all of which are difficult to predict and many of which are beyond management’s control.  These forward looking statements are not guarantees of future performance and there can be no assurance that our expectations, beliefs and projections will be realized.

Although we believe there is a reasonable basis for the forward-looking statements, our actual results could be materially different. The most important factors which could cause our actual results to differ from our forward-looking statements are set forth on our description of risk factors in Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which should be read in conjunction with the forward-looking statements in this report. The risks relating to the proposed acquisition of Bags include the risk that the proposed acquisition is not completed on a timely basis or at all; the risk that the tax and other benefits that SP Plus anticipates as a result of the transactions are not fully realized or take longer to realize than expected; the risk that certain risks and liabilities associated with Bags have not been discovered; the risk that antitrust clearance or any necessary third-party consents may not be obtained, that the financing may not be consummated or that other conditions to closing of the acquisition may not be satisfied; the effects of litigation that may be filed in connection with the transaction; the effect of the acquisition on SP Plus’ and Bags’ relationships with their respective clients, customers, vendors and personnel; and adverse effects on the market price of SP Plus’ common stock and on SP Plus’ operating results because of a failure to complete the transaction. Forward-looking statements speak only as of the date they are made, and except as expressly required by the federal securities laws, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, changed circumstances, future events or for any other reason.

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
We operate our clients’ properties through two types of arrangements: management type contracts and lease type contracts. Under a management type contract, we typically receive a base monthly fee for managing the facility, and we may also receive an incentive fee based on the achievement of facility performance objectives. We also receive fees for ancillary services. Typically, all of the underlying revenues and expenses under a standard management type contract flow through to our clients rather than to us. However, some management type contracts, which are referred to as “reverse” management type contracts, usually provide for larger management fees and require us to pay various costs. Under lease type arrangements, we generally pay to the property owner a fixed annual rent, a percentage of gross customer collections or a combination thereof. We collect all revenues under lease type arrangements and we are responsible for most operating expenses, but we are typically not responsible for major maintenance, capital expenditures or real estate taxes. Margins for lease type contracts vary significantly, not only due to operating performance, but also due to variability of parking rates in different cities and varying space utilization by parking facility type and location.  As of September 30, 2018, we operated 81% of our locations under management type contracts and 19% under lease type contracts.

In evaluating our financial condition and operating performance, management’s primary focus is on our gross profit and total general and administrative expense. Revenue from lease type contracts includes all gross customer collections derived from our leased locations (net of local parking taxes), whereas revenue from management type contracts only includes our contractually agreed upon management fees and amounts attributable to ancillary services. Gross customer collections at facilities under management type contracts, therefore, are not included in our revenue. Revenue from lease type contracts also includes a reduction of Parking services revenue - lease type contracts due to the adoption of ASU No. 2017-10, Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services, which requires rental expense for the periods after January 1, 2018 be presented as a reduction of Parking services revenue - lease type for those locations (and corresponding contracts) that meet the criteria and definition of a service concession arrangement. Accordingly, while a change in the proportion of our operating agreements that are structured as lease type contracts versus management type contracts may cause significant fluctuations in reported revenue and expense of parking services that change will not artificially affect our gross profit. For example, as of September 30, 2018, 81% of our locations were operated under management type contracts and 79% of our gross profit for the nine months ended September 30, 2018 was derived from management type contracts. Only 46% of total revenue (excluding reimbursed management type contract revenue), however, was from management type contracts because under those contracts the revenue collected from parking customers belongs to our clients. Therefore, gross profit and total general and administrative expense, rather than revenue, are management’s primary focus.

Pending Acquisition of Bags

On October 16, 2018, we signed a definitive purchase agreement to acquire Baggage Airline Guest Services, Inc. and Home Serv Delivery, LLC, and their subsidiaries and affiliates (collectively, "Bags"), for an all cash purchase price of $275.0 million, subject to certain adjustments. Bags is a leading provider of baggage delivery, remote airline check in and other related services, primarily to airline, airport and hospitality clients. We plan to finance the transaction with an expanded senior credit facility. The transaction is subject to the consummation of financing, antitrust clearance and other customary closing conditions and is expected to close by the end of November 2018. There can be no assurance that these or other closing conditions will be satisfied in a timely manner or at all. If the Bags acquisition is not completed, we may suffer other consequences that could adversely affect our business and results of operations including incurring significant acquisition costs that we would be unable to recover, negative publicity and negative impression of us in the investment community.

General Business Trends

We believe that sophisticated commercial real estate developers and property managers and owners recognize the potential for parking and related services to be a profit generator rather than a cost center. Often, the parking experience makes both the first and the last impressions on their properties' tenants and visitors. By outsourcing these services, they are able to capture additional profit by leveraging the unique operational skills and controls that an experienced parking management company can offer. Our ability to consistently deliver a uniformly high level of parking and related services, including the use of various technological enhancements, allows us to maximize the profit to our clients and improves our ability to win contracts and retain existing locations. Our focus on customer service and satisfaction is a key driver of our high location retention rate, which was approximately 90% and 92% for the twelve-month periods ended September 30, 2018 and 2017, respectively.

Summary of Operating Facilities

The following table reflects our facilities operated at the end of the periods indicated:

	September 30, 2018	December 31, 2017	September 30, 2017
Leased facilities	651	667	683
Managed facilities	2,808	2,956	2,964
Total facilities (1)	3,459	3,623	3,647

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

•
"Other" consists of ancillary revenue that is not specifically identifiable to Regions One or Two and certain unallocated items, such as and including prior year insurance reserve adjustments/costs and other corporate items.

The following tables are a summary of revenues (excluding reimbursed management type contract revenue), cost of parking services and gross profit by region for the three and nine months ended September 30, 2018 and 2017:

Three Months Ended September 30, 2018 Compared to Three Months September 30, 2017

Segment revenue information is summarized as follows:

	Three Months Ended September 30,
	Region One		Region Two		Other		Total		Variance
(millions) (unaudited)	2018	2017	2018	2017	2018	2017	2018	2017	Amount	%
Lease type contract revenue:
New locations	$2.7	$0.3	$—	$—	$—	$—	$2.7	$0.3	$2.4	800.0%
Contract expirations	1.0	11.4	—	—	—	—	1.0	11.4	(10.4)	(91.2)%
Same locations (a) (b)	90.4	93.5	6.9	32.0	0.2	—	97.5	125.5	(28.0)	(22.3)%
Conversions	3.5	3.7	—	—	—	—	3.5	3.7	(0.2)	(5.4)%
Total lease type contract revenue	$97.6	$108.9	$6.9	$32.0	$0.2	$—	$104.7	$140.9	$(36.2)	(25.7)%
Management type contract revenue:
New locations	$4.0	$0.7	$1.0	$0.7	$—	$—	$5.0	$1.4	$3.6	257.1%
Contract expirations	0.8	7.6	—	0.4	—	—	0.8	8.0	(7.2)	(90.0)%
Same locations	54.5	54.0	20.1	21.1	2.1	2.0	76.7	77.1	(0.4)	(0.5)%
Conversions	0.1	0.2	—	—	—	—	0.1	0.2	(0.1)	(50.0)%
Total management type contract revenue	$59.4	$62.5	$21.1	$22.2	$2.1	$2.0	$82.6	$86.7	$(4.1)	(4.7)%

(a) The three months ended September 30, 2018 same locations in Region One includes a $6.1 million reduction of Parking services revenue - lease type contracts due to the adoption of Topic 853, which requires rental expense for the current period be presented as a reduction of Parking services revenue - lease type contracts for those locations (and corresponding contracts) that meet the criteria and definition of a service concession arrangement.

(b) The three months ended September 30, 2018 same locations in Region Two includes a $27.7 million reduction of Parking services revenue - lease type contracts due to the adoption of Topic 853, which requires rental expense for the current period be presented as a reduction of Parking services revenue - lease type contracts for those locations (and corresponding contracts) that meet the criteria and definition of a service concession arrangement.

Revenue associated with same locations represents locations that have been operating for at least one year and operating for the entire period in the comparative period being presented. Revenue associated with contract expirations relates to contracts that have expired, however, we were operating the location in the comparative period presented.

Parking services revenue—lease type contracts.  Lease type contract revenue decreased $36.2 million, or 25.7%, to $104.7 million for the three months ended September 30, 2018, compared to $140.9 million for the three months ended September 30, 2017. The decrease in lease type contract revenue resulted primarily from decreases of $28.0 million from same locations, $10.4 million from contract expirations, and $0.2 million from locations that converted from management type contracts during the periods presented, partially offset by an increase of $2.4 million from new locations. Same location revenue decreased $28.0 million, or 22.3%, primarily due to the adoption of ASU No. 2017-10, Service Concession Arrangements (Topic 853), which requires rental expense to be presented as a reduction of Parking services revenue - lease type contracts versus the comparative period presentation of recording rent expense as an increase to Cost of parking services - lease type contracts for those locations (and corresponding contracts) meeting the criteria and definition of a service concession arrangement, as discussed in Note 1. Significant Accounting Policies and

Practices and Note 2. Revenue to the Condensed Consolidated Financial Statements included in Item 1. "Financial Statements", and a decrease in monthly revenue, partially offset by an increase in short-term and transient revenue.

From a reporting segment perspective, lease type contract revenue decreased primarily due to contract expirations and conversions in Region One and same locations in Region's One and Two, partially offset by increases in new locations in Region One and same locations in Other. The Other amounts in same locations represent revenues not specifically identifiable to Regions One or Two.

Parking services revenue—management type contracts. Management type contract revenue decreased $4.1 million, or 4.7%, to $82.6 million for the three months ended September 30, 2018, compared to $86.7 million for the three months ended September 30, 2017.  The decrease in management type contract revenue resulted primarily from decreases of $7.2 million from contract expirations, $0.4 million from same locations, and $0.1 million from locations that converted from lease type contracts, partially offset by an increase of $3.6 million from new locations. Same locations decreased $0.4 million, or 0.5%, primarily due to decreased management fees.

From a reporting segment perspective, management type contract revenue decreased primarily due to decreases from contract expirations in Regions One and Two and same locations in Region Two, partially offset by increases in revenue from new locations in Regions One and Two and same locations in Regions One and Other. The Other amounts in same locations represent revenues not specifically identifiable to Regions One or Two.

Reimbursed management type contract revenue. Reimbursed management type contract revenue increased $9.7 million, or 5.9%, to $174.8 million for the three months ended September 30, 2018, compared to $165.1 million for the three months ended September 30, 2017. This increase resulted from an increase in reimbursements for costs incurred on behalf of owners.

Segment cost of parking services information is summarized as follows:

	Three Months Ended September 30,
	Region One		Region Two		Other		Total		Variance
(millions) (unaudited)	2018	2017	2018	2017	2018	2017	2018	2017	Amount	%
Cost of parking services lease type contracts:
New locations	$2.7	$0.4	$—	$—	$—	$—	$2.7	$0.4	$2.3	575.0%
Contract expirations	1.0	9.9	—	—	—	—	1.0	9.9	(8.9)	(89.9)%
Same locations (a) (b)	82.9	86.6	4.9	30.4	(0.6)	(0.5)	87.2	116.5	(29.3)	(25.2)%
Conversions	3.3	4.2	—	—	—	—	3.3	4.2	(0.9)	(21.4)%
Total cost of parking services lease type contracts	$89.9	$101.1	$4.9	$30.4	$(0.6)	$(0.5)	$94.2	$131.0	$(36.8)	(28.1)%
Cost of parking services management type contracts:
New locations	$2.4	$0.4	$0.8	$0.6	$—	$—	$3.2	$1.0	$2.2	220.0%
Contract expirations	0.8	5.0	—	0.3	—	—	0.8	5.3	(4.5)	(84.9)%
Same locations	32.1	31.7	13.6	15.1	(1.6)	(2.5)	44.1	44.3	(0.2)	(0.5)%
Conversions	—	0.1	—	—	—	—	—	0.1	(0.1)	(100.0)%
Total cost of parking services management type contracts	$35.3	$37.2	$14.4	$16.0	$(1.6)	$(2.5)	$48.1	$50.7	$(2.6)	(5.1)%

(a) The three months ended September 30, 2018 same locations in Region One includes a $6.1 million reduction of Cost of parking services revenue - lease type contracts due to the adoption of Topic 853, which requires rent expense for the current period be presented as a reduction of Parking services revenue - lease type contracts for those locations (and corresponding contracts) that meet the criteria and definition of a service concession arrangement.

(b) The three months ended September 30, 2018 same locations in Region Two includes a $27.7 million reduction of Cost of parking services revenue - lease type contracts due to the adoption of Topic 853, which requires rent expense for the current period be presented as a reduction of Parking services revenue - lease type contracts for those locations (and corresponding contracts) that meet the criteria and definition of a service concession arrangement.

Cost of parking services associated with same locations represents locations that have been operating for at least one year and operating for the entire period in the comparative period being present. Cost of parking services associated with contract expirations relates to contacts that have expired, however, we were operating the location in the comparative period presented.

Cost of parking services—lease type contracts.  Cost of parking services for lease type contracts decreased $36.8 million, or 28.1%, to $94.2 million for the three months ended September 30, 2018, compared to $131.0 million for the three months ended September 30, 2017.  The decrease in cost of parking services for lease type contracts resulted primarily from decreases of $29.3 million from same locations, $8.9 million from contract expirations, and $0.9 million from locations that converted from management type contracts during the periods presented, partially offset by an increase of $2.3 million from new locations. Same location costs decreased $29.3 million, or 25.2%, primarily due to the adoption of ASU No. 2017-10, Service Concession Arrangements (Topic 853), which requires rent expense to be presented as a reduction of Parking services revenue - lease type contracts versus the comparative period presentation of recording rent expense as an increase to Cost of parking services - lease type contracts for those locations (and corresponding contracts) meeting the criteria and definition of a service concession arrangement, as discussed in Note 1. Significant Accounting Policies and Practices and Note 2. Revenue to the Condensed Consolidated Financial Statements included in Item 1. "Financial Statements" and increased favorability related to unallocated insurance reserve adjustments/costs and other corporate items, partially offset by and primarily due to an increase in compensation and benefit costs and overall net operating costs.

From a reporting segment perspective, cost of parking services for lease type contracts decreased primarily from contract expirations in Region One, same locations in Regions One, Two and Other, and conversions in Region One, partially offset by new locations in Region One. The Other region amounts in same locations represent costs not specifically identifiable to Regions One or Two.

Cost of parking services—management type contracts. Cost of parking services for management type contracts decreased $2.6 million, or 5.1%, to $48.1 million for the three months ended September 30, 2018, compared to $50.7 million for the three months ended September 30, 2017. The decrease in cost of parking services for management type contracts resulted primarily from decreases of $4.5 million from contract expirations, $0.2 million from same locations, and $0.1 million from locations that converted from lease type contracts during the periods presented, partially offset by an increase of $2.2 million from new locations. Same locations decreased $0.2 million, or 0.5%, due to a decrease in overall net operating costs, partially offset by decreased favorability related to unallocated insurance reserve adjustments/costs and other corporate items.

From a reporting segment perspective, cost of parking services for management type contracts decreased primarily due to contract expirations in Regions One and Two, same locations in Region Two, and conversions in Region One, partially offset by increases in new locations in Regions One and Two, and same locations in Region One and Other. The Other region amounts in same locations represent costs not specifically identifiable to Regions One or Two.

Reimbursed management type contract expense. Reimbursed management type contract expense increased $9.7 million, or 5.9%, to $174.8 million for the three months ended September 30, 2018, compared to $165.1 million for the three months ended September 30, 2017. This increase resulted from an increase in reimbursements for costs incurred on behalf of owners.

Segment gross profit/gross profit percentage information is summarized as follows:

	Three Months Ended September 30,
	Region One		Region Two		Other		Total		Variance
(millions) (unaudited)	2018	2017	2018	2017	2018	2017	2018	2017	Amount	%
Gross profit lease type contracts:
New locations	$—	$(0.1)	$—	$—	$—	$—	$—	$(0.1)	$0.1	(100.0)%
Contract expirations	—	1.5	—	—	—	—	—	1.5	(1.5)	(100.0)%
Same locations	7.5	6.9	2.0	1.6	0.8	0.5	10.3	9.0	1.3	14.4%
Conversions	0.2	(0.5)	—	—	—	—	0.2	(0.5)	0.7	(140.0)%
Total gross profit lease type contracts	$7.7	$7.8	$2.0	$1.6	$0.8	$0.5	$10.5	$9.9	$0.6	6.1%
	(Percentages)
Gross profit percentage lease type contracts:
New locations	—%	(33.3)%	—%	—%	—%	—%	—%	(33.3)%
Contract expirations	—%	13.2%	—%	—%	—%	—%	—%	13.2%
Same locations	8.3%	7.4%	29.0%	5.0%	400.0%	—%	10.6%	7.2%
Conversions	5.7%	(13.5)%	—%	—%	—%	—%	5.7%	(13.5)%
Total gross profit percentage	7.9%	7.2%	29.0%	5.0%	400.0%	—%	10.0%	7.0%
Gross profit management type contracts:
New locations	$1.6	$0.3	$0.2	$0.1	$—	$—	$1.8	$0.4	$1.4	350.0%
Contract expirations	—	2.6	—	0.1	—	—	—	2.7	(2.7)	(100.0)%
Same locations	22.4	22.3	6.5	6.0	3.7	4.5	32.6	32.8	(0.2)	(0.6)%
Conversions	0.1	0.1	—	—	—	—	0.1	0.1	—	—%
Total gross profit management type contracts	$24.1	$25.3	$6.7	$6.2	$3.7	$4.5	$34.5	$36.0	$(1.5)	(4.2)%
	(Percentages)
Gross profit percentage management type contracts:
New locations	40.0%	42.9%	20.0%	14.3%	—%	—%	36.0%	28.6%
Contract expirations	—%	34.2%	—%	25.0%	—%	—%	—%	33.8%
Same locations	41.1%	41.3%	32.3%	28.4%	176.2%	225.0%	42.5%	42.5%
Conversions	100.0%	50.0%	—%	—%	—%	—%	100.0%	50.0%
Total gross profit percentage	40.6%	40.5%	31.8%	27.9%	176.2%	225.0%	41.8%	41.5%

Gross profit associated with same locations represents locations that have been operating for at least one year and operating for the entire period in the comparative period being present. Gross profit associated with contract expirations relates to contracts that have expired, however, we were operating the location in the comparative period presented.

Gross profit—lease type contracts. Gross profit for lease type contracts increased $0.6 million, or 6.1%, to $10.5 million for the three months ended September 30, 2018, compared to $9.9 million for three months ended September 30, 2017. Gross profit percentage for lease type contracts decreased to 10.0% for the three months ended September 30, 2018, compared to 7.0% for the three months ended September 30, 2017. Gross profit for lease type contracts increased as a result of increases in gross profit for new locations, same locations, and locations that converted from management type contracts during the periods presented, partially offset by decreases in contract expirations. Gross profit for same locations increased primarily due to increases in fees for short-term and transient revenue, partially offset by an increase in compensation and benefit costs and overall net operating costs.

From a reporting segment perspective, gross profit for lease type contracts increased primarily due to increases in new locations in Region One, same locations in Regions One, Two and Other, and conversions in Region One, partially offset by decreases in gross profit from contract expirations in Region One.

Gross profit—management type contracts. Gross profit for management type contracts decreased $1.5 million, or 4.2%, to $34.5 million for the three months ended September 30, 2018, compared to $36.0 million for the three months ended September 30, 2017. Gross profit percentage for management type contracts increased to 41.8% for three months ended September 30, 2018, compared to 41.5% for three months ended September 30, 2017. Gross profit for management type contracts decreased as a result of decreases in gross profit for contract expirations and same locations, partially offset by an increase in new locations. Same locations gross profit decreased $0.2 million, or 0.6%, primarily due to a decrease in management fees, and by decreased favorability related to unallocated insurance reserve adjustments/costs and other corporate items, partially offset by lower net operating costs.

From a reporting segment perspective, gross profit for management type contracts decreased primarily due to contract expirations in Regions One and Two and same locations in Other, partially offset by increases in new locations in Regions One and Two and same locations in Regions One and Two.

General and administrative expenses. General and administrative expenses decreased $0.9 million, or 4.6%, to $18.7 million for the three months ended September 30, 2018, compared to $19.6 million for the three months ended September 30, 2017. The decrease in General and administrative expenses was primarily due reductions in our performance-based compensation costs and overall better expense control, partially offset by an increase in compensation and benefits expenses and costs related to evaluating potential acquisitions in 2018.

Depreciation and amortization. Depreciation and amortization decreased $0.7 million, or 14.3%, to $4.2 million for the three months ended September 30, 2018, compared to $4.9 million for the three months ended September 30, 2017. This decrease was primarily a result of certain assets which were fully amortized during the first quarter of 2018.

Interest expense. Interest expense decreased $0.1 million, or 4.5%, to $2.1 million for the three months ended September 30, 2018, compared to $2.2 million for the three months ended September 30, 2017.  The decrease in interest expense was primarily related to reductions in amounts outstanding under our Restated Credit Facility, partially offset by an increase in average borrowing rates and the write-off of debt issuance costs and original discount of borrowings related to our voluntary prepayment of term debt under our Restated Credit Facility.

Interest income. Interest income decreased $0.1 million, or 50%, to $0.1 million for the three months ended September 30, 2018, compared to $0.2 million for the three months ended September 30, 2017.

Equity in losses (earnings) from investment in unconsolidated entity. Equity in losses from investment in unconsolidated entity were nil for the three months ended September 30, 2018 and $0.1 million for the three months ended September 30, 2017.

Income tax expense. Income tax expense decreased $1.7 million, or 23.3%, to $5.6 million for the three months ended September 30, 2018, compared to $7.3 million for the three months ended September 30, 2017. Our effective tax rate was 27.7% for the three months ended September 30, 2018, compared to 37.7% for the three months ended September 30, 2017. The effective tax rate for the three months ended September 30, 2018 decreased primarily due to the reduction in the statutory federal income tax rate to 21.0% per the Tax Cuts and Jobs Act of 2017 and the finalization of the tax accounting for the effects of the 2017 Tax Act, partially offset by adjustments to the state tax provision for an ongoing state tax examination.

Nine Months Ended September 30, 2018 Compared to Nine Months September 30, 2017

Segment revenue information is summarized as follows:

	Nine Months Ended September 30,
	Region One		Region Two		Other		Total		Variance
(millions) (unaudited)	2018	2017	2018	2017	2018	2017	2018	2017	Amount	%
Lease type contract revenue:
New locations (a)	$22.2	$15.1	$—	$—	$—	$—	$22.2	$15.1	$7.1	47.0%
Contract expirations	10.7	47.5	—	—	—	—	10.7	47.5	(36.8)	(77.5)%
Same locations (b) (c)	247.3	251.8	20.3	96.6	0.5	—	268.1	348.4	(80.3)	(23.0)%
Conversions	10.6	11.6	—	—	—	—	10.6	11.6	(1.0)	(8.6)%
Total lease type contract revenue	$290.8	$326.0	$20.3	$96.6	$0.5	$—	$311.6	$422.6	$(111.0)	(26.3)%
Management type contract revenue:
New locations	$13.5	$3.4	$6.1	$3.9	$—	$—	$19.6	$7.3	$12.3	168.5%
Contract expirations	9.3	22.8	0.5	3.0	—	—	9.8	25.8	(16.0)	(62.0)%
Same locations	167.9	163.1	59.6	59.5	7.5	6.3	235.0	228.9	6.1	2.7%
Conversions	0.4	0.8	—	—	—	—	0.4	0.8	(0.4)	(50.0)%
Total management type contract revenue	$191.1	$190.1	$66.2	$66.4	$7.5	$6.3	$264.8	$262.8	$2.0	0.8%

(a) The nine months ended September 30, 2018 new locations in Region One includes a $6.1 million reduction of Parking services revenue - lease type contracts due to the adoption of Topic 853, which requires rental expense for the current period be presented as a reduction of Parking services revenue - lease type contracts for those locations (and corresponding contracts) that meet the criteria and definition of a service concession arrangement.

(b) The nine months ended September 30, 2018 same locations in Region One includes a $10.7 million reduction of Parking services revenue - lease type contracts due to the adoption of Topic 853, which requires rental expense for the current period be presented as a reduction of Parking services revenue - lease type contracts for those locations (and corresponding contracts) that meet the criteria and definition of a service concession arrangement.

(c) The nine months ended September 30, 2018 same locations in Region Two includes a $82.6 million reduction of Parking services revenue - lease type contracts due to the adoption of Topic 853, which requires rental expense for the current period be presented as a reduction of Parking services revenue - lease type contracts for those locations (and corresponding contracts) that meet the criteria and definition of a service concession arrangement.

Revenue associated with same locations represents locations that have been operating for at least one year and operating for the entire period in the comparative period being presented. Revenue associated with contract expirations relates to contracts that have expired, however, we were operating the location in the comparative period presented.

Parking services revenue—lease type contracts.  Lease type contracts revenue decreased $111.0 million, or 26.3%, to $311.6 million for the nine months ended September 30, 2018, compared to $422.6 million for the nine months ended September 30, 2017. The decrease in lease type contracts revenue resulted primarily from decreases of $80.3 million from same locations, $36.8 million from contract expirations, and $1.0 million from locations that converted from management type contracts during the periods presented, partially offset by an increase of $7.1 million from new locations. The decrease in contract expirations includes earnings of $8.5 million from our proportionate share of the net gain on the equity method investee's sale of assets recognized in the three months ended June 30, 2017. Same location revenue decreased $80.3 million, or 23.0%, primarily due to the adoption of ASU No. 2017-10, Service Concession Arrangements (Topic 853) which requires rental expense to be presented as a reduction of Parking services revenue - lease type contracts versus the comparative period presentation of recording rent expense as an increase to Cost of parking services - lease type contracts for those locations (and corresponding contracts) meeting the criteria and definition of a service concession arrangement, as discussed in Note 1. Significant Accounting Policies and Practices and Note 2. Revenue to the Condensed Consolidated Financial Statements included in Item 1. "Financial Statements", partially offset by net increases in short-term parking revenue, monthly parking revenue and transient parking revenue.

From a reporting segment perspective, lease type contract revenue decreased primarily due to contract expirations in Region One, same locations in Regions One and Two, and conversions in Region One, partially offset by increases from new locations in Region One and same locations in Other. The Other region amounts in same locations represent revenue not specifically identifiable to Regions One or Two.

Parking services revenue—management type contracts. Management type contract revenue increased $2.0 million, or 0.8%, to $264.8 million for the nine months ended September 30, 2018, compared to $262.8 million for the nine months ended September 30, 2017.  The increase in management type contract revenue resulted primarily from increases of $12.3 million from new locations, and $6.1 million from same locations, partially offset by a decrease of $16.0 million from contract expirations and $0.4 million from locations that converted from lease type contracts during the periods presented. Same locations revenue increased $6.1 million, or 2.7%, primarily due to change in contract terms for certain management type contracts, whereby the contract terms converted from a management type contract to a "reverse" management type contract, which typically has higher management fees from the facility owner but require us to pay certain operating costs associated with the facilities operation, and increased management fees.

From a reporting segment perspective, management type contract revenue increased primarily due to increases in new locations for Regions One and Two and same locations for Regions One, Two and Other, partially offset by decreases in contract expirations in Regions One and Two and conversions in Region One. The Other region amounts in same locations represent revenues not specifically identifiable to Regions One and Two.

Reimbursed management type contract revenue. Reimbursed management type contract revenue increased $2.1 million, or 0.4%, to $514.8 million for the nine months ended September 30, 2018, compared to $512.7 million for the nine months ended September 30, 2017. This increase resulted from an increase in reimbursements for costs incurred on behalf of owners.

Segment cost of parking services information is summarized as follows:

	Nine Months Ended September 30,
	Region One		Region Two		Other		Total		Variance
(millions) (unaudited)	2018	2017	2018	2017	2018	2017	2018	2017	Amount	%
Cost of parking services lease type contracts:
New locations (a)	$20.0	$14.1	$(0.1)	$—	$—	$—	$19.9	$14.1	$5.8	41.1%
Contract expirations	11.1	33.7	—	—	—	—	11.1	33.7	(22.6)	(67.1)%
Same locations (b) (c)	230.4	235.9	14.8	91.7	(2.8)	(1.8)	242.4	325.8	(83.4)	(25.6)%
Conversions	9.8	13.4	—	—	—	—	9.8	13.4	(3.6)	(26.9)%
Total cost of parking services lease type contracts	$271.3	$297.1	$14.7	$91.7	$(2.8)	$(1.8)	$283.2	$387.0	$(103.8)	(26.8)%
Cost of parking services management type contracts:
New locations	$8.0	$1.5	$5.4	$3.9	$—	$—	$13.4	$5.4	$8.0	148.1%
Contract expirations	7.0	14.0	0.4	2.4	—	—	7.4	16.4	(9.0)	(54.9)%
Same locations	104.2	99.6	40.1	40.6	(7.6)	(7.8)	136.7	132.4	4.3	3.2%
Conversions	0.1	0.3	—	—	—	—	0.1	0.3	(0.2)	(66.7)%
Total cost of parking services management type contracts	$119.3	$115.4	$45.9	$46.9	$(7.6)	$(7.8)	$157.6	$154.5	$3.1	2.0%

(a) The nine months ended September 30, 2018 new locations in Region One includes a $6.1 million reduction of Cost of parking services revenue - lease type contracts due to the adoption of Topic 853, which requires rent expense for the current period be presented as a reduction of Parking services revenue - lease type contracts for those locations (and corresponding contracts) that meet the criteria and definition of a service concession arrangement.

(b) The nine months ended September 30, 2018 same locations in Region One includes a $10.7 million reduction of Cost of parking services revenue - lease type contracts due to the adoption of Topic 853, which requires rent expense for the current period be presented as a reduction of Parking services revenue - lease type contracts for those locations (and corresponding contracts) that meet the criteria and definition of a service concession arrangement.

(c) The nine months ended September 30, 2018 same locations in Region Two includes a $82.6 million reduction of Cost of parking services revenue - lease type contracts due to the adoption of Topic 853, which requires rent expense for the current period be presented as a reduction of Parking services revenue - lease type contracts for those locations (and corresponding contracts) that meet the criteria and definition of a service concession arrangement.

Cost of parking services associated with same locations represents locations that have been operating for at least one year and operating for the entire period in the comparative period being present. Cost of parking services associated with contract expirations relates to contacts that have expired, however, we were operating the location in the comparative period presented.

Cost of parking services—lease type contracts.  Cost of parking services for lease type contracts decreased $103.8 million, or 26.8%, to $283.2 million for the nine months ended September 30, 2018, compared to $387.0 million for the nine months ended September 30, 2017.  The decrease in cost of parking services for lease type contracts resulted primarily from decreases of $83.4 million from same locations, $22.6 million from contract expirations and $3.6 million from locations that converted from management type contracts during the periods presented, partially offset by $5.8 million from new locations. Same location decreased $83.4 million, or 25.6%, primarily due to the adoption of ASU No. 2017-10, Service Concession Arrangements (Topic 853) which requires rental expense to be presented as a reduction of Parking services revenue - lease type contracts versus the comparative period presentation of recording rent expense as an increase to Cost of parking services - lease type contracts for those locations (and corresponding contracts) meeting the criteria and definition of a service concession arrangement, as discussed in Note 1. Significant Accounting Policies and Practices and Note 2. Revenue to the Condensed Consolidated Financial Statements included in Item 1. "Financial Statements", an overall decrease in net operating costs and increased favorability related to unallocated insurance reserve adjustments/costs and other corporate items, partially offset by and primarily due to an increase in compensation and benefit costs and rent expense as a result of higher revenues for same locations, excluding the impacts of adopting Topic 853.

From a reporting segment perspective, cost of parking services for lease type contracts decreased primarily due to decreases from contract expirations in Region One, same locations in Regions One, Two and Other and conversions in Region One, and new locations in Region Two, offset by increases in new locations in Region One. The Other region amounts in same locations represent costs not specifically identifiable to Regions One or Two.

Cost of parking services—management type contracts.  Cost of parking services for management type contracts increased $3.1 million, or 2.0%, to $157.6 million for the nine months ended September 30, 2018, compared to $154.5 million for the nine months ended September 30, 2017. The increase in cost of parking services for management type contracts resulted primarily from increases of $8.0 million from new locations and $4.3 million from same locations, partially offset by decreases of $9.0 million from contract expirations and $0.2 from locations that converted from lease type contracts during the periods presented. Same location costs increased $4.3 million, or 3.2%, primarily due to compensation and benefit costs and overall net operating costs.

From a reporting segment perspective, cost of parking services for management type contracts increased primarily from new locations in Regions One and Two, and same locations in Region One, partially offset by decreases from contract expirations in Regions One and Two, same locations in Regions Two and Other, and conversions in Region One. The Other region amounts in same location represent costs not specifically identifiable to Regions One or Two.

Reimbursed management type contract expense. Reimbursed management type contract expense increased $2.1 million, or 0.4%, to $514.8 million for the nine months ended September 30, 2018, compared to $512.7 million for the nine months ended September 30, 2017. This increase resulted from an increase in reimbursements for costs incurred on behalf of owners.

Segment gross profit/gross profit percentage information is summarized as follows:

	Nine Months Ended September 30,
	Region One		Region Two		Other		Total		Variance
(millions) (unaudited)	2018	2017	2018	2017	2018	2017	2018	2017	Amount	%
Gross profit lease type contracts:
New locations	$2.2	$1.0	$0.1	$—	$—	$—	$2.3	$1.0	$1.3	130.0%
Contract expirations	(0.4)	13.8	—	—	—	—	(0.4)	13.8	(14.2)	(102.9)%
Same locations	16.9	15.9	5.5	4.9	3.3	1.8	25.7	22.6	3.1	13.7%
Conversions	0.8	(1.8)	—	—	—	—	0.8	(1.8)	2.6	(144.4)%
Total gross profit lease type contracts	$19.5	$28.9	$5.6	$4.9	$3.3	$1.8	$28.4	$35.6	$(7.2)	(20.2)%
	(Percentages)
Gross profit percentage lease type contracts:
New locations	9.9%	6.6%	—%	—%	—%	—%	10.4%	6.6%
Contract expirations	(3.7)%	29.1%	—%	—%	—%	—%	(3.7)%	29.1%
Same locations	6.8%	6.3%	27.1%	5.1%	660.0%	—%	9.6%	6.5%
Conversions	7.5%	(15.5)%	—%	—%	—%	—%	7.5%	(15.5)%
Total gross profit percentage	6.7%	8.9%	27.6%	5.1%	660.0%	—%	9.1%	8.4%
Gross profit management type contracts:
New locations	$5.5	$1.9	$0.7	$—	$—	$—	$6.2	$1.9	$4.3	226.3%
Contract expirations	2.3	8.8	0.1	0.6	—	—	2.4	9.4	(7.0)	(74.5)%
Same locations	63.7	63.5	19.5	18.9	15.1	14.1	98.3	96.5	1.8	1.9%
Conversions	0.3	0.5	—	—	—	—	0.3	0.5	(0.2)	(40.0)%
Total gross profit management type contracts	$71.8	$74.7	$20.3	$19.5	$15.1	$14.1	$107.2	$108.3	$(1.1)	(1.0)%
	(Percentages)
Gross profit percentage management type contracts:
New locations	40.7%	55.9%	11.5%	—%	—%	—%	31.6%	26.0%
Contract expirations	24.7%	38.6%	20.0%	20.0%	—%	—%	24.5%	36.4%
Same locations	37.9%	38.9%	32.7%	31.8%	201.3%	223.8%	41.8%	42.2%
Conversions	75.0%	62.5%	—%	—%	—%	—%	75.0%	62.5%
Total gross profit percentage	37.6%	39.3%	30.7%	29.4%	201.3%	223.8%	40.5%	41.2%

Gross profit associated with same locations represents locations that have been operating for at least one year and operating for the entire period in the comparative period being presented. Gross profit associated with contract expirations relates to contracts that have expired, however, we were operating the location in the comparative period presented.

Gross profit—lease type contracts. Gross profit for lease type contracts decreased $7.2 million, or 20.2%, to $28.4 million for the nine months ended September 30, 2018, compared to $35.6 million for nine months ended September 30, 2017. Gross profit percentage for lease type contracts increased to 9.1% for the nine months ended September 30, 2018, compared to 8.4% for the nine months ended September 30, 2017. Gross profit for lease type contracts decreased as a result of a decrease in gross profit for contract expirations, partially offset by increases in same locations, new locations and locations that converted from management contracts during the periods presented. The gross profit decrease in contract expirations includes earnings of $8.5 million from our proportionate share of the net gain on the equity method investee's sale of assets recognized in the three months ended June 30,

2017. Gross profit for same locations increased primarily due to short-term parking revenue, monthly parking revenue and transient parking revenue and increased favorability relating to certain unallocated insurance reserve adjustments/costs and other unallocated corporate items, partially offset by an increase in rent expense as a result of higher revenues for same locations and overall net operating costs.

From a reporting segment perspective, gross profit for lease type contracts decreased primarily due to decreases in contract expirations in Region One, partially offset by increases in new locations in Regions One and Two, same locations in Regions One, Two and Other and conversions in Region One.

Gross profit—management type contracts. Gross profit for management type contracts decreased $1.1 million, or 1.0%, to $107.2 million for the nine months ended September 30, 2018, compared to $108.3 million for the nine months ended September 30, 2017. Gross profit percentage for management type contracts decreased to 40.5% for nine months ended September 30, 2018, compared to 41.2% for the nine months ended September 30, 2017. Gross profit for management type contracts decreased as a result of decreases in gross profit for contract expirations and locations that converted from management contracts during the periods presented, partially offset by increases in new locations and same locations. Gross profit for same locations increased primarily due to higher management fees, partially offset by and primarily due to primarily due to compensation and benefit costs and overall net operating costs.

From a reporting segment perspective, gross profit for management type contracts decreased primarily from contract expirations in Regions One and Two and conversions in Region One, partially offset by increases in new locations in Regions One and Two and same locations in Regions One, Two and Other.

General and administrative expenses. General and administrative expenses were $63.3 million for the nine months ended September 30, 2018 and 2017. While overall general and administrative expenses remained flat year-over-year, general and administrative expenses benefited from overall better expense control, and a $1.7 million cost recovery from a vendor partner recognized in the second quarter 2018, partially offset by increases in compensation and benefit expenses and merger and acquisition costs related to evaluating potential acquisitions in 2018.

Depreciation and amortization. Depreciation and amortization decreased $3.6 million, or 22.1%, to $12.7 million for the nine months ended September 30, 2018, compared to $16.3 million for the nine months ended September 30, 2017. This decrease during the nine months ended September 30, 2018 was primarily a result of amortization of certain intangible assets that were fully amortized during the first quarter 2018 and fourth quarter of 2017.

Interest expense. Interest expense decreased $0.6 million, or 8.5%, to $6.5 million for the nine months ended September 30, 2018, compared to $7.1 million for the nine months ended September 30, 2017.  The decrease in interest expense was primarily related to reductions in amounts outstanding under our Restated Credit Facility, partially offset by an increase in average borrowing rates and the write-off of debt issuance costs and original discount of borrowings related to our voluntary prepayments of term debt under our Restated Credit Facility.

Interest income. Interest income decreased $0.2 million, or 40.0%, to $0.3 million for the nine months ended September 30, 2018, compared to $0.5 million for the nine months ended September 30, 2017.

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

Equity in losses (earnings) from investment in unconsolidated entity. Equity in earnings from investment in unconsolidated entity were $10.1 million nine months ended September 30, 2018, compared to a loss of $0.5 million for the nine months ended September 30, 2017. The increase in earnings from investment in unconsolidated entity for the nine months ended September 30, 2018 is primarily related to our $10.1 million net gain on the sale of our entire 30% equity interest in Parkmobile.

Income tax expense. Income tax expense decreased $4.4 million, or 20.7%, to $16.9 million for the nine months ended September 30, 2018, compared to $21.3 million for the nine months ended September 30, 2017. Our effective tax rate was 26.6% for the nine months ended September 30, 2018, compared to 37.2% for the nine months ended September 30, 2017. The effective tax rate for the nine months ended September 30, 2018 decreased primarily due to the reduction in the statutory federal income tax rate to 21.0% per the Tax Cuts and Jobs Act of 2017 and the finalization of the tax accounting for the effects of the 2017 Tax Act, partially offset by adjustments to the state tax provision for an ongoing state tax examination.

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

Bags Acquisition

On October 16, 2018, we signed a definitive purchase agreement to acquire Baggage Airline Guest Services, Inc. and Home Serv Delivery, LLC, and their subsidiaries and affiliates (collectively, "Bags"), for an all cash purchase price of $275.0 million, subject to certain adjustments. We plan to finance the transaction with an expanded senior credit facility. Refer to Note 16. Subsequent Event, for further discussion regarding the transaction.

Outstanding Indebtedness

On September 30, 2018, we had total indebtedness of approximately $107.8 million, a decrease of $46.0 million from December 31, 2017. The $107.8 million in total indebtedness as of September 30, 2018 includes:

▪	$105.2 million under our Restated Credit Facility, net of original discount on borrowings of $0.4 million and deferred financing costs of $0.5 million; and

▪	$2.6 million of other debt obligations, which includes capital lease obligations, obligations on seller notes and other indebtedness.

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

In June 2018 and September 2018 and as allowable under the terms and conditions of the Restated Credit Facility, the Company made voluntary principal repayments of $15.0 million and $20.0 million, respectively. Debt issuance costs and original discount on borrowings written off in connection with the voluntary repayment were not significant in either period.

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
We were in compliance with all covenants as of September 30, 2018.

As of September 30, 2018, we had $145.9 million of borrowing availability under the Restated Credit Agreement, of which we could have borrowed $145.9 million on September 30, 2018 and remained in compliance with the above described covenants as of such date. The additional borrowing availability under the Restated Credit Agreement is limited only as of the Company’s fiscal quarter-end by the covenant restrictions described above. As of September 30, 2018, we had $48.1 million of letters of credit outstanding under the Restated Credit Facility, with aggregate borrowings against the Restated Credit Facility of $105.2 million (net of original discount on borrowings of $0.4 million and deferred financing costs of $0.5 million).

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

Under this program, we repurchased 305,183 shares of common stock through September 30, 2018 at an average price of $24.43 per share, resulting in $7.5 million in program-to-date repurchases. No shares were repurchased during the nine months ended September 30, 2018 and 2017.

Deficiency Payments

Pursuant to our obligations with respect to the parking garage operations at Bradley International Airport, we are required to make certain deficiency payments for the benefit of the State of Connecticut and for holders of special facility revenue bonds. The deficiency payments represent contingent interest bearing advances to the trustee to cover operating cash flow requirements. As of September 30, 2018, we had made $4.9 million of cumulative deficiency repayments from the trustee, net of payments. Deficiency payments made are recorded as increases to cost parking services and the reimbursements are recorded as reductions to cost of parking services. We believe these advances to be fully recoverable and will recognize the principal, interest and premium payments related to these deficiency payments when they are received. We do not directly guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.

The total deficiency repayments (net of payments made), interest and premium received and recorded for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended		Nine Months Ended
(millions) (unaudited)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Deficiency repayments	$0.9	$0.5	$2.9	$1.7
Interest	$—	$—	$0.5	$0.2
Premium	$0.1	$—	$0.2	$0.2

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

Summary of Cash Flows

	Nine Months Ended
(millions) (unaudited)	September 30, 2018	September 30, 2017
Net cash provided by operating activities	$35.6	$21.4
Net cash provided by investing activities	$12.0	$4.4
Net cash used in financing activities	$(49.8)	$(24.9)

Operating Activities

Our primary sources of funds are cash flows from operating activities and changes in operating assets and liabilities.

Net cash provided by operating activities totaled $35.6 million for the nine months ended September 30, 2018. Cash provided by operating activities for the first nine months of 2018 included $52.4 million from operations, partially offset by changes in operating assets and liabilities that resulted in a cash use of $16.8 million. The net increase in operating assets and liabilities was a result of (i) an increase in notes and accounts receivable of $14.4 million due to recognizing a contract asset upon adoption of Topic 606 (effective January 1, 2018) and timing of collections; (ii) a net decrease in prepaid and other assets of $1.7 million mainly due to decreases in prepaid taxes, partially offset by increases in prepaid insurance and prepaid rent; (iii) a $9.2 million decrease in accounts payable due to timing of payments to our clients as described under "Daily Cash Collections", partially offset by recognizing a contract liability upon the adoption of Topic 606 (effective January 1, 2018); and (iv) a $5.1 million increase in accrued liabilities primarily related to timing of payments.

Net cash provided by operating activities totaled $21.4 million for the nine months ended September 30, 2017. Cash provided by operating activities for the first nine months of 2017 included $46.0 million from operations, partially offset by changes in operating assets and liabilities that resulted in a cash use of $24.6 million. The net increase in operating assets and liabilities was a result of (i) an increase in notes and accounts receivable of $4.6 million due to timing of collections; (ii) a net decrease in prepaid and other assets of $1.6 million mainly due to prepaid payroll and annual software maintenance; (iii) a $14.1 million decrease in accounts payable due to timing of payments to our clients as described under "Daily Cash Collections"; and (iv) a $7.5 million decrease in accrued liabilities primarily related to timing of payments including payment of our 2016 performance-based compensation accrual as well as a reduction in customer deposits.

Investing Activities

Net cash provided by investing activities totaled $12.0 million for the nine months ended September 30, 2018. Cash provided by investing activities for the nine months ended September 30, 2018 included (i) $19.3 million of proceeds received from the sale of equity method investments, and (ii) $0.2 million of proceeds from the sale of equipment and contract terminations, partially offset by (iii) $6.7 million for capital investments needed to secure and/or extend lease facilities and investments in information system enhancements and infrastructure and (iv) $0.8 million for cost of contract purchases.

Net cash provided by investing activities totaled $4.4 million for the nine months ended September 30, 2017. Cash provided by investing activities for the nine months ended September 30, 2017 included (i) $8.4 million in proceeds received from the sale of an equity method investee's sale of assets, (ii) $0.9 million of proceeds from the sale of equipment and contract terminations; and (iii) $0.6 million of proceeds received and relating to the final earn-out payment from buyer for the security business sold in 2015; offset by (iv) $4.9 million for capital investments needed to secure and/or extend lease facilities and investments in information system enhancements and infrastructure and (v) $0.6 million for cost of contract purchases.

Financing Activities

Net cash used in financing activities totaled $49.8 million in the nine months ended September 30, 2018. Cash used in financing activities for the nine months ended September 30, 2018 included (i) $3.2 million net proceeds on the Restated Credit Facility; (ii) $50.0 million for payments on the Restated Credit Facility term loan; (iii) $2.6 million of distributions to noncontrolling interest; (iv) $0.3 million for payments on other long-term debt obligations; and (v) $0.1 million on payments for debt issuance costs.

Net cash used in financing activities totaled $24.9 million in the nine months ended September 30, 2017. Cash used in financing activities for the nine months ended September 30, 2017 included (i) $15.0 million for payments on the Restated Credit Facility term loan; (ii) net payments of $7.2 million on the Restated Credit Facility; (iii) $2.4 million of distributions to noncontrolling interest; (iv) $0.2 million for payments on other long-term debt obligations; and (v) $0.1 million on payments for debt issuance costs.

Cash and Cash Equivalents

We had Cash and cash equivalents of $20.2 million and $22.8 million at September 30, 2018 and December 31, 2017, respectively.  Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements were $0.3 million and $0.3 million as of September 30, 2018 and December 31, 2017, respectively, and are included within Cash and cash equivalents within the Condensed Consolidated Balance Sheets.

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

Based on the Evaluation, our chief executive officer, chief financial officer and corporate controller concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Controls Over Financial Reporting

There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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
Item 1A. Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Important Information Regarding Forward Looking Statements for risks related to the proposed Bags acquisition.

Item 2. Unregistered Sales of Equity and Use of Proceeds

There were no sales or repurchases of stock in the three months ended September 30, 2018.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Index to Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date/Period End Date

2.1	Stock Purchase Agreement dated as of October 16, 2018, by and among Craig Mateer, ZWB Holdings, Inc., Rynn's Luggage Corporation and SP Plus Corporation. The schedules and exhibits to the Stock Purchase Agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K but will be provided supplementally to the Securities and Exchange Commission upon request.	8-K	2.1	October 17, 2018

31.1*	Section 302 Certification dated November 1, 2018 for G Marc Baumann, Director, President and Chief Executive Officer (Principal Executive Officer).

31.2*	Section 302 Certification dated November 1, 2018 for Vance C. Johnston, Chief Financial Officer and Treasurer (Principal Financial Officer).

31.3*	Section 302 Certification dated November 1, 2018 for Kristopher H. Roy, Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer).

32**	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 1, 2018.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
*              Filed herewith
**         Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SP PLUS CORPORATION

Dated: November 1, 2018	By:	/s/ G MARC BAUMANN
G Marc Baumann
Director, President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 1, 2018	By:	/s/ VANCE C. JOHNSTON
Vance C. Johnston
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Dated: November 1, 2018	By:	/s/ KRISTOPHER H. ROY
Kristopher H. Roy
Senior Vice President, Corporate Controller and Assistant Treasurer
(Principal Accounting Officer and Duly Authorized Officer)