Form 10-K
period 2018-12-31
SP Plus Corp
filed 2019-02-27
CIK 1059262

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of June 29, 2018, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common stock held by nonaffiliates of the registrant was approximately $834.3 million. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.
As of February 26, 2019, there were 22,783,976 shares of common stock of the registrant outstanding.
____________________________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 8, 2019 are incorporated by reference into Part III of this Form 10-K. The 2019 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

PART I
Item 1.    Business
Our Company
We are one of the leading providers of parking management, ground transportation services, baggage services and other ancillary services to commercial, hospitality, institutional, municipal and governmental, and aviation clients across the United States, Canada and Puerto Rico. These services include on-site parking management, valet parking, ground transportation services, facility maintenance, event logistics, baggage handling services, remote airline check-in services, security services, municipal meter revenue collection and enforcement services, and consulting services. We schedule and supervise service personnel as well as provide customer service, marketing, accounting and revenue control functions necessary to provide such services.
Acquisitions, Investment in Joint Venture and Sale of Business
On November 30, 2018, we acquired the outstanding shares of Baggage Airline Guest Services, Inc. and Home Serv Delivery, LLC, and their subsidiaries and affiliates (collectively, "Bags"), for an all-cash purchase price of $277.9 million, net of $5.9 million of cash acquired. Bags is a leading provider of baggage services, remote airline check-in, and other related services, primarily to airline, airport and hospitality clients. Bags provides these services by combining exceptional customer service with innovative technologies. Based in Orlando, Florida, Bags operates in over 250 cities in North America with approximately 3,000 employees. Its clients include major airlines, airports, sea ports, cruise lines, and leading hotels and resorts. Bags handles more than 5 million checked bags annually.
In October 2014, we entered into an agreement to establish a joint venture with Parkmobile USA, Inc. ("Parkmobile USA"), pursuant to which we contributed all of the assets and liabilities of our proprietary Click and Park® parking prepayment business in exchange for a 30% interest in the newly formed legal entity called Parkmobile, LLC ("Parkmobile"). Parkmobile is a leading provider of on-demand and prepaid transaction processing for on- and off-street parking and ground transportation services. The Parkmobile joint venture combined two parking transaction engines: SP Plus contributed its Click and Park® parking prepayment systems, which enables consumers to reserve and pay for parking online in advance and Parkmobile USA contributed its on demand transaction engine that allows consumers to transact real-time payment for parking privileges in both on- and off-street environments. We historically accounted for our investment in the Parkmobile joint venture under the equity method of accounting. On January 3, 2018, we closed a transaction to sell our entire 30% Parkmobile interest to Parkmobile USA, Inc. for a gross sale price of $19.0 million. As a result of this sale, in the first quarter of 2018 we recognized a pre-tax gain of $10.1 million, net of closing costs, which is included in Equity in (earnings) losses from investment in unconsolidated entity within the Consolidated Statements of Income for the year ended December 31, 2018.
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
Our Operations
Our history and resulting experience has allowed us to develop and standardize a rigorous system of processes and controls that enable us to deliver consistent, transparent, value-added and high-quality parking management, ground transportation services, baggage services and other ancillary services. We serve a variety of industries and have industry vertical specific specialization in commercial real estate, residential communities, hotels and resorts, airports, airlines, cruise lines, healthcare facilities, municipalities and government facilities, retail operations, large event venues, and colleges and universities.

We operate under two primary types of arrangements: management type contracts and lease type contracts.

•
Under a management type contract, we typically receive a fixed and/or variable monthly fee for providing our services, and we may also receive an incentive fee based on the achievement of certain performance objectives. We also receive fees for ancillary services. Typically, all of the underlying revenue and expenses under a standard management type contract flow through to our client rather than to us.

•
Under a lease type contract, we generally pay to the client either a fixed annual rent, a percentage of gross customer collections, or a combination of both. Under a lease type contract, we collect all revenue and are responsible for most operating expenses, but typically are not responsible for major maintenance, capital expenditures or real estate taxes.

Our revenue is derived from a broad and diverse group of clients, industry vertical markets and geographies. Our clients include some of North America's largest private and public owners, municipalities and governments, managers and developers of major office buildings, residential properties, commercial properties, shopping centers and other retail properties, healthcare facilities and medical centers, sports and special event complexes, hotels and resorts, airlines and cruise lines. No single client accounted for more than 4% of our revenue, net of reimbursed management type contract revenue, or more than 4% of our gross profit for the year ended December 31, 2018. Additionally, we have built a diverse geographic footprint that as of December 31, 2018 included operations in 45 states, the District of Columbia and Puerto Rico, and three Canadian provinces. Our strategy is focused on building scale and leadership positions in large, strategic markets in order to leverage the advantages of scale across a larger number of clients in a single market.
While large shares of our operating arrangements are fixed-fee management type contracts, we continue to grow our lease type contracts and management type contract businesses. Generally, management type contracts provide us with insulation from economic cycles and enhance our earnings visibility because our management type contract revenue generally does not fluctuate materially in relation to variations in customer volume; our lease type contracts may experience greater variability, as revenues typically increase in periods of improving macroeconomic conditions through increased customer volumes and typically decrease during periods of deteriorating macroeconomic conditions through reduced customer volumes.
Services
As a professional service provider, we provide comprehensive, turn-key service offering packages to our clients. Under a typical management type contract structure, we are responsible for providing and supervising all personnel necessary to facilitate daily operations, which may include cashiers, porters, baggage handlers, valet attendants, managers, bookkeepers, and a variety of ground transportation services, maintenance, marketing, customer service, and accounting and revenue control functions.
Beyond the conventional management services described above, we also offer an expanded range of ground transportation services, baggage delivery and other ancillary services. For example, we provide:

•	shuttle bus vehicles and the drivers to operate them serving locations such as on-airport car rental operations and private off-airport parking locations;

•
ground transportation services, such as taxi and livery dispatch services, as well as concierge-type ground transportation information and support services for arriving passengers with transportation network companies;

•	baggage services, including delivery of delayed luggage and baggage handling services;

•	remote airline check-in services;

•	wheelchair assist services to airports and airline passengers;

•	baggage repair and replacement services;

•	on-street parking meter collection and other forms of parking enforcement services;

•	valet services, including vehicle staging, doorman/bellman services and valet tracking systems with text-for-car capabilities;

•
remote parking management services using technology that enables us to monitor parking operations from a remote, off-site location and provide 24-hour-a-day customer assistance (including remedying equipment malfunctions);

•	innovative and environmentally compliant facility maintenance services, including power sweeping and washing, painting and general repairs, as well as cleaning and seasonal services;

•
comprehensive security services including the training and hiring of security officers and patrol, as well as customized services and technology that are efficient and appropriate for the property involved; and

•
multi-platform marketing services including SP+ branded websites which offer clients a unique platform for marketing their facilities, mobile apps, search marketing, email marketing and social media campaigns.

Industry Overview
Overview
The parking management, ground transportation services and baggage service industries are large and fragmented. A substantial number of companies in these industries offer parking management services, ground transportation services and baggage services as non-core operations, and companies in these industries are large national competitors or small, private and operate in limited markets and geographies. Additionally, technological advancements are having an impact on both consumer behavior and information technology in these industries. From time to time, smaller operators find they lack the financial resources, economies of scale and/or management techniques required to compete for the business of increasingly sophisticated clients and the increasing demands of clients. We expect this trend to continue and will provide larger professional service companies with greater opportunities to expand their businesses and acquire smaller operators. We also expect that small new operators will continue to enter the market as they have in the past.
Industry Operating Arrangements
Professional service businesses operate primarily under two general types of arrangements:

•	management type contracts; and

•	lease type contracts.
The general terms and benefits of these two types of arrangements are as follows:
Management Type Contract
Under a management type contract, the professional service operator generally receives a fixed and/or variable monthly fee for providing services and may receive an incentive fee based on the achievement of certain performance objectives. Professional service operators also generally charge fees for various ancillary services such as accounting support services, equipment leasing and consulting. Primary responsibilities under a management type contract include hiring, training and staffing personnel, and providing revenue collection, accounting, record-keeping, insurance and marketing services. The client is usually responsible for operating expenses associated with the client's operations, such as taxes, license and permit fees, insurance costs, payroll and accounts receivable processing and wages of personnel assigned to the operation, although some management type contracts, typically referred to as "reverse" management type contracts, require the professional service operator to pay certain of these cost categories but provide for payment to the operator of a larger management fee. Under a management type contract, the client usually is responsible for non-routine maintenance and repairs and capital improvements of the operation facility or location, such as structural and significant mechanical repairs. Management type contracts are typically for a term of one to three years (although the contracts may often be terminated, without cause, on 30-days' notice or less) and may contain renewal clauses.
Lease Type Contract
Under a lease type contract, the services operator generally pays to the client or property owner a fixed base rent or fee, percentage rent that is tied to the financial performance of the operation, or a combination of both. The professional services operator collects all revenue and is responsible for most operating expenses, but typically is not responsible for major maintenance, capital expenditures or real estate taxes. In contrast to management type contracts, lease type contracts typically have longer terms of three to ten years, and often contain a renewal term and provide for a fixed payment to the client regardless of the facility's operating earnings. Many of these lease type contracts may be canceled by the client for various reasons, including development of the real estate for other uses, and other leases may be canceled by the client on as little as 30 days' notice without cause. Lease type contracts generally require larger capital investment by the services operator than do management type contracts and therefore tend to have longer contract periods.
General Business Trends
We believe that our clients recognize the potential for parking services, parking management, ground transportation services, baggage services and other ancillary services to be a profit generator and/or a service differentiator to their respective customers. By outsourcing these services, they are able to capture additional profit and enhance the customer experience by leveraging the unique operational skills and controls that an experienced services company can offer. Our ability to consistently deliver a uniformly high level of services to our clients, including the use of various technological enhancements, allows us to maximize the profit and enhance the customer experience for our clients, thereby improving our ability to win contracts and retain existing clients.

Our Competitive Strengths
We believe we have the following key competitive strengths:

•
A Leading Market Position with a Unique Value Proposition.   We are one of the leading providers of parking management, ground transportation services, baggage services and other ancillary services to commercial, hospitality, institutional, municipal and government, airports, airlines and cruise line clients across North America. These services include on-site parking management, valet parking, ground transportation services, facility maintenance, event logistics, baggage related services, remote airline check-in services, security services, municipal meter revenue collection and enforcement services, and consulting services. We market and offer many of our services under our SP+ and Bags® brands, which reflect our ability to provide customized solutions and meet the varied demands of our diverse client base. We can augment our parking services by providing our clients with related services through our SP+ Parking, SP+ Facility Maintenance, SP+ GAMEDAY, SP+ Transportation, SP+ Event Logistics, Bags® and, in certain sections of the United States and Canada, SP+ Security service lines, thus enabling our clients to efficiently address various needs through a single vendor relationship. We believe our ability to offer a comprehensive range of services on a national basis is a significant competitive advantage and allows our clients to attract, service and retain customers, gain access to the breadth and depth of our service and process expertise, leverage our significant technology capabilities and enhance their financial operations and customer experience.

•
Our Scale and Diversification.   Expanding our client base, industry vertical markets and geographic locations has enabled us to significantly enhance our operating efficiency over the past several years by standardizing processes and managing overhead. The ability to use our scale and purchasing power with vendors drives cost savings and benefits to our client base.

◦
Client Base.  Our clients include some of North America's largest private and public owners, municipalities, managers and developers of major office buildings, residential properties, commercial properties, shopping centers and other retail properties, sports and special event complexes, hotels and resorts, healthcare facilities and medical centers, airports, airlines and cruise lines.

◦
Industry Vertical Markets.  We believe that our industry vertical market diversification, such as commercial real estate, residential communities, hotels and resorts, airports, airlines, cruise lines, healthcare facilities and medical centers, seaports, municipalities and government facilities, commercial real estate, residential communities, retail operations, large event venues, and colleges and universities, allows us to minimize our exposure to industry-specific seasonality and volatility. We believe that the breadth of end-markets we serve and the depths and diversity of services we offer to those end-markets provide us with a broader base of clients that we can target.

◦	Geographic Locations. We have a diverse geographic footprint that includes operations in 45 states, the District of Columbia, Puerto Rico and three Canadian provinces as of December 31, 2018.

•
Stable Client Relationships.    We have a track record of providing our clients with consistent, value-added and high quality services and customer experience. We continue to see a trend in outsourcing to professional service providers; we believe this trend has meaningful benefits to companies like ours, which has a national footprint and scale, extensive industry experience, broad process capabilities, and a demonstrated ability to create value for our clients.

•
Established Platform for Future Growth.    We have invested resources and developed a national infrastructure and technology platform that is complemented by significant management expertise, which enables us to scale our business for future growth effectively and efficiently. We have the ability to transition into local service operations very quickly, from the simplest to the most complex operation, and have experience working with incumbent professional service operators to implement smooth and efficient takeovers and integrate new local professional service operations seamlessly into our existing operations.

•
Predictable Business Model.    We believe that our business model provides us with a measure of insulation from broader economic cycles, because a significant portion of our locations operate on management type contracts, that for the most part, are not dependent upon the financial performance of the client's operation.

•
Highly Capital Efficient Business with Attractive Cash Flow Characteristics.    Our business generates attractive cash flow due to negative working capital dynamics and our low capital expenditure requirements.

•
Focus on Operational Excellence and Human Capital Management.    Our culture and training programs place a continuing focus on excellence in the execution of all aspects of day-to-day operations. This focus is reflected in our ability to deliver to our clients professional, high-quality services through well-trained, service-oriented personnel, which we believe differentiates us from our competitors. To support our focus on operational excellence, we manage our human capital through a comprehensive, structured program that evaluates the competencies and performance of all of our key operations and administrative support personnel on an annual basis. We have also dedicated significant resources to human capital management, providing comprehensive training for our employees, delivered primarily through the use of our web-based SP+ University™ learning management system, which promotes customer service and client retention in addition to providing our employees with continued training and career development opportunities.

•
Focus on Operational Safety Initiatives. Our culture and training programs continue to focus on various safety initiatives and disciplines throughout the organization, as we implement an integrated approach for continuous improvement in our risk and safety programs. We have also dedicated significant resources to our risk and safety programs by providing comprehensive training for our employees, delivered primarily through the use of our web-based SP+ University™ learning management system, on-site training and our SP+irit in Safety newsletters.

Our Growth Strategy
Building on these competitive strengths, we believe we are well positioned to execute on the following growth strategies:

•
Grow Our Business in Existing Geographic Markets.    Our strategy is to capitalize on economies of scale and operating efficiencies by expanding our business in our existing geographic markets, especially in our core markets. As a given geographic market achieves a threshold operational size, we typically will establish a local office in order to promote increased operating efficiency by enabling local managers to use a common staff for recruiting, training and human resources support. This concentration of operating locations allows for increased operating efficiency and superior levels of customer service and retention through the accessibility of local managers and support resources.

•
Increase Penetration in Our Current Industry Vertical Markets.    We believe that a significant opportunity exists for us to further expand our presence into certain industry vertical markets, such as airports and aviation, colleges and universities, healthcare, municipalities, hospitality and event services. In order to effectively target these markets, we have implemented a go-to-market strategy of aligning our business by industry vertical markets and branding our domain expertise through our SP+ and Bags® designations to highlight the specialized expertise, competencies and services that we provide to meet the needs of each particular industry and customer. Our recognized SP+ brand, which emphasizes our specialized market expertise and distinguishes our ancillary service lines from traditional parking, includes a broad array of our operating divisions such as, SP+ Commercial Services, SP+ Airport Services, SP+ GAMEDAY, SP+ Healthcare Services, SP+ Hospitality Services, SP+ Municipal Services, SP+ Office Services, SP+ Residential Services, SP+ Retail Services, and SP+ University Services, which further highlight the market-specific subject matter expertise that enables our professionals to meet the varied demands of our clients.

•
Expand and Cross-Sell Additional Services to Drive Incremental Revenue.    We believe we have significant opportunities to further strengthen our relationships with existing clients, and to attract new clients, by continuing to cross-sell value-added services that complement our core service operations.

•
Grow and Expand Cross-Selling Bags Services. Bags® is a leading provider of baggage services, remote airline check-in services, and other related services, primarily to airline, airport, sea ports, cruise lines and hotels and resorts. Bags combines exceptional customer service with innovative technologies to provide these value-add client and customer services. We believe the acquisition of Bags allows us further cross-sell the aforementioned services that Bags provides to our existing clients within the aviation, hospitality, commercial markets and for us to cross-sell parking services and ground transportation services and other ancillary services to our existing Bags® clients. Our emphasis on these innovative services will continue to drive value with our clients and allow us to expand our footprint into multiple markets.

•
Expand Our Geographic Platform.    We believe that opportunities exist to further develop new geographic markets through new contracts, acquisitions, alliances, joint ventures or partnerships. Clients who outsource the management of their operations and professional services often have a presence in a variety of urban markets and seek to outsource the management of their operations to a national provider. We continue to focus on leveraging relationships with existing clients that have locations in multiple markets as one potential entry point into developing new core markets.

•
Focus on Operational Efficiencies to Further Improve Profitability.    We have invested substantial resources in information technology and continually seek to consolidate various corporate functions where possible in order to improve our processes and service offerings. In addition, we will continue to evaluate and improve our human capital management to ensure a consistent and high-level of service for our clients. The initiatives undertaken to date in these areas have improved our cost structure and enhanced our financial strength, which we believe will continue to yield future benefits. SP+ Remote Management Services allows us to provide remote management services, whereby personnel are able to monitor revenue and other aspects of an operation and provide 24-hour-a-day customer assistance (including remedying equipment malfunctions at a facility) by using off-site personnel and equipment. We have begun expanding the facilities where our remote management technology is installed. We expect this business to grow as clients focus on improving the profitability of their operations by decreasing labor costs at their locations through remote management services.

•
Pursue Opportunistic, Strategic Acquisitions.    The outsourced professional services industry remains fragmented and presents a significant opportunity for us. Given the scale in our existing operating platform, we have a demonstrated ability to successfully identify, acquire and integrate strategic acquisitions such as Bags. We will continue to selectively pursue acquisitions and joint venture investment opportunities that help us acquire scale or further enhance our service capabilities.

•
Grow and Expand the Hospitality Business.    SP+ Hospitality Services is a leader in the valet industry, and management continues to believe there is significant opportunity to use SP+'s capabilities to further develop a national valet business. Our objective is to focus on the most important aspects of the valet business promptly upon obtaining a new location, from the first contact with a potential customer to the execution of our services. Given the importance of neat, clean and polite service, the success of our valet business is dependent upon ensuring that its valet associates deliver excellent service every day. To accomplish this objective, our SP+ University Services™ provides training to its valet associates. SP+ University Services™ continuously provides training to our valet professionals to become an integrated extension of our clients' staff and blend seamlessly into the overall hospitality experience.

Business Development
Our efforts to attract new clients are primarily concentrated in and coordinated by a dedicated business development group, whose background and expertise is in the field of sales and marketing, and whose financial compensation is determined to a significant extent by their business development success. This business development group is responsible for forecasting sales, maintaining a pipeline of prospective and existing clients, initiating contacts with such clients, and then following through to coordinate meetings involving those clients and the appropriate members of our operations hierarchy. By concentrating our sales efforts through this dedicated group, we enable our operations personnel to focus on achieving excellence in our operations, and maximizing our clients' profits, enhancing customer experience, and increasing our own profitability.
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
Competition
We face competition from large national competitors and numerous smaller, locally owned independent professional service providers and operators, operating an array of service offerings and professional service solutions, which may include developers, hotels and resorts, airports, airlines, cruise lines, national services companies and other institutions that may elect to internally manage their own professional services. Additionally, technological factors that improve ride-sharing capabilities and increase the use of parking aggregators can impact our parking and parking management business. Some of our present and potential competitors have or may obtain greater financial and marketing resources than we have, which may negatively impact our ability to retain existing contracts and gain new contracts. We also face significant competition in our efforts to provide ancillary services such as shuttle bus services and on-street parking enforcement because of the number of large companies that specialize in these services.
We believe that we compete for management contract type clients based on a variety of factors, including fees charged for services, ability to generate revenues and control expenses for clients, accurate and timely reporting of operational results, providing high quality customer service and customer experience, and the ability to anticipate and respond to industry changes. Factors that affect our ability to compete for lease contract type locations include the ability to make financial commitments, long-term financial stability, and the ability to generate revenues and control expenses. Factors affecting our ability to compete for employees include wages, benefits and working conditions.
Support Operations
We maintain regional and city offices throughout the United States, Canada and Puerto Rico in order to support approximately 23,500 employees. These offices serve as the centralized locations through which we provide the employees to staff our professional services as well as the on-site and support management staff to oversee those operations. Our administrative staff accountants are primarily based in those same offices and facilitate the efficient, accurate and timely production and delivery of client deliverables, such as monthly reporting, etc. Having these all-inclusive operations and accounting teams located in regional and city offices throughout the United States, Canada and Puerto Rico allows us to add new professional services for new and existing clients in a seamless and cost-efficient manner.
Our overall basic corporate functions in the areas of finance, human resources, risk management, legal, purchasing and procurement, general administration, strategy and information and technology are based in our Chicago corporate office and the Nashville and Orlando support offices.
Employees
As of December 31, 2018, we employed approximately 23,500 individuals, including 14,200 full-time and 9,300 part-time employees, and as of December 31, 2017, we employed 20,800 individuals, including 13,100 full-time and 7,700 part-time employees. Approximately 27% of our employees are covered by collective bargaining agreements and represented by labor unions, which include various local operational employees. Various union locals represent local operational employees in the following cities: Akron (OH), Baltimore, Birmingham, Boston, Buffalo, Burbank, Chicago, Cincinnati, Cleveland, Dallas, Denver, Detroit, Flint, Kansas City, Las Vegas, Los Angeles, Manchester (NH), Meadowlands, Miami, New York City, Newark, Oakland, Ontario (Canada), Oxon Hill, Philadelphia, Pittsburgh, Portland, Providence, Richmond, San Diego, San Francisco, San Jose, San Juan (Puerto Rico), Santa Ana, Santa Monica, Seattle, Washington, D.C. and Windsor Locks.

We are frequently engaged in collective bargaining negotiations with various union locals. No single collective bargaining agreement covers a material number of our employees. We believe that our employee relations are generally good.
Insurance
We purchase comprehensive liability insurance covering certain claims that occur in the operations that we lease or manage including coverage for general/garage liability, garage keepers legal liability, and auto liability. In addition, we purchase workers' compensation insurance for all eligible employees and umbrella/excess liability coverage. Under our various liability and workers' compensation insurance policies, we are obligated to pay directly or reimburse the insurance carrier for the deductible / retention amount for each loss covered by our general/garage liability, our automobile liability, our workers' compensation, and our garage keepers legal liability policy. As a result, we are effectively self-insured for all claims up to the deductible / retention amount for each loss. We also purchase property insurance that provides coverage for loss or damage to our property and in some cases our clients' property, as well as business interruption coverage for lost operating income and certain associated expenses. Because of the size of the operations covered and our claims experience, we purchase insurance policies at prices that we believe represent a discount to the prices that would typically be charged to clients on a stand-alone basis. The clients for whom we provide professional services pursuant to management type contracts have the option of purchasing their own liability insurance policies (provided that we are named as an additional insured party), but historically most of our clients have chosen to obtain insurance coverage by being named as additional insureds under our master liability insurance policies. Pursuant to our management type contracts, we charge those clients an allocated portion of our insurance-related costs.
We provide group health insurance with respect to eligible full-time employees (whether they work at leased facilities, managed facilities or in our support offices). We self-insure the cost of the medical claims for these participants up to a stop-loss limit. Pursuant to our management type contracts, we charge those clients an allocated portion of our insurance-related costs.
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
In connection with ground transportation services and certain airline and cruise line transportation, baggage services and remote airline check-in services provided to our clients, the U.S. Department of Transportation, including the Transportation Security Administration (TSA) and Department of Homeland Security, and various federal and state agencies, exercise broad powers over these certain transportation services, including shuttle bus operations, baggage delivery services, and remote airline check-in, licensing and authorizations, safety, training and insurance requirements. Our employees must also comply with the various safety and fitness regulations promulgated by the U.S. Department of Transportation and other federal agencies, including those related to minimum training hours and requirements, drug and alcohol testing and service hours. We may become subject to new and more restrictive federal and state regulations. Compliance with such regulations may increase our operating costs.

We are also subject to consumer credit laws and credit card industry rules and regulations relating to the processing of credit card transactions, including the Fair and Accurate Credit Transactions Act and the Payment Card Data Security Standard. These laws and these industry standards impose substantial financial penalties for non-compliance.
Various other governmental regulations affect our operation of parking facilities, both directly and indirectly, including the Americans with Disabilities Act (the "ADA"). Under the ADA, all public accommodations, including parking facilities, are required to meet certain federal requirements related to access and use by disabled persons. For example, the ADA requires parking facilities to include handicapped spaces, headroom for wheelchair vans, attendants' booths that accommodate wheelchairs and elevators that are operable by disabled persons. When negotiating management type contracts and lease type contracts with clients, we generally require that the property owner contractually assume responsibility for any ADA liability in connection with the property. There can be no assurance, however, that the property owner has assumed such liability for any given property and there can be no assurance that we would not be held liable despite assumption of responsibility for such liability by the property owner. Management believes that the parking facilities we operate are in substantial compliance with ADA requirements.
Regulations by the Federal Aviation Administration (the "FAA") may affect our business. The FAA generally prohibits parking within 300 feet of airport terminals during times of heightened alert. The 300 foot rule and new regulations may prevent us from using a number of existing spaces during heightened security alerts at airports. Reductions in the number of parking spaces may reduce our gross profit and cash flow for both our leased facilities and those facilities we operate under management type contracts.
Intellectual Property
SP Plus® and the SP+® and the SP+ logo, SP+ GAMEDAY®, Innovation In Operation®, Standard Parking® and the Standard Parking logo, CPC®, Central Parking System®, Central Parking Corporation®, USA Parking®, Focus Point Parking®, Allright Parking® and Bags®, are service marks registered with the United States Patent and Trademark Office. In addition, we have registered the names and, as applicable, the logos of all of our material subsidiaries and divisions as service marks with the United States Patent and Trademark Office or the equivalent state registry. We invented the Multi-Level Vehicle Parking Facility musical Theme Floor Reminder System. We have also registered the copyright rights in our proprietary software, such as Client View©, Hand Held Program©, License Plate Inventory Programs© and ParkStat© with the United States Copyright Office. We also own the URL parking.com and maketraveleasier.com. We deem our registered service marks to be important, but not critical to our business and marketing efforts.
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
We believe that competition is intense in the parking facility management, valet, ground transportation services, event management and baggage delivery businesses including other ancillary services that we offer. Providers of similar services have traditionally competed on the basis of cost and quality of service. As we have worked to establish ourselves as principal leaders of the industry, we compete predominately on the basis of high levels of service and strong relationships. We may not be able to, or may choose not to compete with certain competitors on the basis of price. As a result, a greater proportion of our clients may switch to other service providers or elect to self-manage the services we provide.
The low cost of entry into these businesses has led to strongly competitive, fragmented markets consisting of various sized entities, ranging from small local or single lot operators to large regional and national businesses and multi-facility operators, as well as governmental entities and companies that can perform themselves, one or more of the services we provide. Regional and local-owned and operated companies may have additional insights into local or smaller markets and significantly lower labor and overhead costs, providing them with a competitive advantage in those regards. Competitors may also be able to adapt more quickly to changes in customer requirements, devote greater resources to the promotion and sale of their services or develop technology that is as or more successful than our technology.
We provide nearly all of our services under contracts, many of which are obtained through competitive bidding, and many of our contracts require that our clients pay certain costs at specified rates. Our management type contracts are typically for a term of one to three years, although the contracts may often be terminated, without cause, on 30-days' notice or less, giving clients regular opportunities to attempt to negotiate a reduction in fees or other allocated costs. Any loss of a significant number of clients could in the aggregate materially adversely affect our operating results. We may experience higher operating costs related to changes in laws and regulations regarding employee benefits, employee minimum wage, and other entitlements promulgated by federal, state and local governments or as a result of increased local wages necessary to attract employees due to changes in the unemployment rate. If actual costs exceed the rates specified in the contacts or we are unable to renegotiate our specified rates in our contracts, our profitability may be negatively affected. Furthermore, these strong competitive pressures could impede our success in bidding for profitable business and our ability to increase prices even as costs rise, thereby reducing margins.
Changing consumer preferences may lead to a decline in parking demand, which could have a material adverse impact on our business, financial condition and results of operations.
Ride sharing services such as Uber and Lyft and car sharing services like Zipcar, along with the potential for driverless cars, may lead to a decline in parking demand in cities and urban areas. While we devote considerable effort and resources to analyze and respond to consumer preference and changes in the markets in which we operate, consumer preferences cannot be predicted with certainty and can change rapidly. Changes in consumer behaviors by using mobile phone applications and on-line parking reservation services that help drivers reserve parking with garage, lots and individual owner spaces cannot be predicted with certainty and could change current customers' parking preferences and may have an impact to the pricing customers are willing to pay. Additionally, urban congestion and congestion pricing due to the aforementioned ride sharing services, or state and local laws that have been or may be passed encouraging carpooling and use of mass transit systems may negatively impact parking demand and pricing that a customer would be willing to pay. If we are unable to anticipate and respond to trends in the consumer marketplace and the industry, including but not limited to market displacement by livery service companies, car sharing companies and changing technologies, it could constrain our business and have a material and adverse impact on our business, financial condition and results of operations.

Our business success depends on our ability to preserve client relationships.
We primarily provide services pursuant to agreements that are cancelable by either party upon 30-days’ notice. As we generally incur higher initial costs on new contracts, our business associated with long-term client relationships is generally more profitable than short-term client relationships. Managing our existing client relationships, including those client relationships acquired as a result of a business acquisition, is an important factor in contributing to our business success. If we lose a significant number of existing clients, or fail to win new clients, our profitability could be negatively impacted, even if we gain equivalent revenues from new clients or through client relationships acquired by acquisition.
We may have difficulty obtaining coverage for certain insurable risks or obtaining coverage for certain insurable risks at a reasonable cost, and we are subject to volatility associated with our high deductible / retention insured and self-insured programs including the possibility that changes in estimates of ultimate insurance losses could result in a material charges against our operating results.
We use a combination of insured and self-insured programs to cover workers' compensation, general/garage liability, automobile liability, property damage and other insurable risks and we provide liability and workers' compensation insurance coverage consistent with our obligations to our clients under our various contracts. We are responsible for claims in excess of our insurance policies' limits, and while we endeavor to purchase insurance coverage that is appropriate to our assessment of risk, we are unable to predict with certainty the frequency, nature or magnitude of claims or direct or consequential damages. If our insurance proves to be inadequate or unavailable our business may be negatively affected.
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
Recent consolidation of entities in the insurance industry could impact our ability to obtain or renew policies at competitive rates. Should we be unable to obtain or renew our excess, umbrella, or other commercial insurance policies at competitive rates, it could have a material adverse impact on our business, as would the occurrence of catastrophic uninsured claims or the inability or refusal of our insurance carriers to pay otherwise insured claims. Further, to the extent that we effectively self-insure our losses, deterioration in our loss control and/or our continuing claim management efforts could increase the overall costs of claims within our retained limits. A material change in our insurance costs due to changes in frequency of claims, the severity of claims, the costs of excess/umbrella premiums, regulatory changes, or consolidation of entities within the insurance industry could have a material adverse effect on our financial position, results of operations, or cash flows.
We do not maintain insurance coverage for all possible risks.
We maintain a comprehensive portfolio of insurance policies to help protect us against loss or damage incurred from a wide variety of insurable risks. Each year, we review with our professional insurance advisers whether the insurance policies and associated coverages that we maintain are sufficient to adequately protect us from the various types of risk to which we are exposed in the ordinary course of business. That analysis takes into account various pertinent factors such as the likelihood that we would incur a material loss from any given risk, as well as the cost of obtaining insurance coverage against any such risk. In addition, there can be no assurance that we will not sustain material losses resulting from an issue where our insurance coverage is believed to be sufficient, but such coverage is either inadequate or we cannot access the coverage. Either of these scenarios may result in a material adverse impact on our results of operations.

Risks relating to our acquisition strategy may adversely impact our results of operations.
In the past, a significant portion of our growth has been generated by acquisitions, and we expect to continue to acquire businesses in the future as part of our growth strategy. A slowdown in the pace or size of our acquisitions could lead to a slower growth rate. There can be no assurance that any acquisition we make, including Bags, will provide us with any of the benefits that we anticipate when entering into the transaction, particularly acquisitions in adjacent professional services. The process of integrating an acquired business may create unforeseen difficulties and expenses. The areas in which we may face risks in connection with any potential acquisition of a business include, but are not limited to:

•	failure of acquired business to perform in-line with management expectations or acquisition models;

•	revenue synergies and our ability to cross-sell service offerings to existing clients may be different than management's expectations;

•	costs of integrating the business or synergies anticipated could be different than management's expectations;

•	management time and focus may be diverted from operating our business to acquisition integration;

•	the time frame for integration could be delayed and the related costs may exceed management's expectations;

•	clients or key employees of an acquired business may not remain, which could negatively impact our ability to grow that acquired business;

•	integration of the acquired business’s accounting, information technology, human resources, and other administrative systems may fail to permit effective management and expense reduction;

•	implementing internal controls, procedures, and policies appropriate for a public company in an acquired business that lacked some of these controls, procedures, and policies may fail;

•	acquired entities may not have in place all the necessary controls as required by the SEC and the Public Accounting Oversight Board;

•	integrating financial reporting policies in compliance with the SEC and other regulatory bodies may create adverse costs, time and resources for our financial personnel;

•
integrating acquired entities into our internal control over financial reporting has required and will continue to require significant time and resources from our management and other personnel and increase our compliance costs;

•	additional indebtedness incurred as a result of an acquisition may impact our financial position, results of operations, and cash flows; and

•	unanticipated or unknown liabilities may arise relating to the acquired business.
Our management type contracts and lease type contracts expose us to certain risks.
The loss or renewal on less favorable terms of a substantial number of management type contracts or lease type contracts could have a material adverse effect on our business, financial condition and results of operations. A material reduction in the operating income associated with the integrated services we provide under management type contracts and lease type contracts could have a material adverse effect on our business, financial condition and results of operations. Our management type contracts are typically for a term of one to three years, although the contracts may often be terminated, without cause, on 30-days' notice or less, giving clients regular opportunities to attempt to negotiate a reduction in fees or other allocated costs. Any loss of a significant number of clients could in the aggregate materially adversely affect our operating results.
We are particularly exposed to increases in costs for locations that we operate under lease type contracts because we are generally responsible for all the operating expenses of our leased locations. During the first and fourth quarters of each year, seasonality generally impacts our performance with regard to moderating revenues, with the reduced levels of travel most clearly reflected in the parking activity associated with our airport and hotel businesses as well as increases in certain costs of parking services, such as snow removal, all of which negatively affects gross profit.
Deterioration in economic conditions in general could reduce the demand for our services and, as a result, reduce our earnings and adversely affect our financial condition.
Adverse changes in global, national and local economic conditions could have a negative impact on our business. Adverse economic conditions may result in client's customers reducing their discretionary spending, which includes travel and leisure spending. Because a portion of our revenue is tied to the volume of airline passengers, hotel guests, retail shoppers and sports event attendees, our business could be adversely impacted by the curtailment of business travel, personal travel or discretionary spending caused by unfavorable changes in economic conditions and/or consumer confidence. Adverse changes in local, regional, national and international economic conditions could depress prices for our services or cause clients to cancel agreements for the services we provide to our clients and their customers.

In addition, our business operations tend to be concentrated in large urban areas. Many of our customers are workers who commute by car to their places of employment in these urban centers or who use services in the travel and leisure industry. Our business could be materially adversely affected to the extent that weak economic conditions or demographic factors have resulted in the elimination of jobs and high unemployment in these large urban areas. In addition, increased unemployment levels, the movement of white-collar jobs from urban centers to suburbs or out of North America entirely, increased office vacancies in urban areas, movement toward home office alternatives or lower consumer spending could reduce consumer demand for our services.
We are increasingly dependent on information technology, and potential disruption, cyber-attacks, cyber-terrorism and security breaches to our technology, or our third-party providers and clients, or the compromise of our data, present risks that could harm our business.
We are increasingly centralized and dependent on automated information technology systems to manage and support a variety of business processes and activities. In addition, a portion of our business operations is conducted electronically, increasing the risk of attack or interception that could cause loss or misuse of data, system failures, disruption of operations, unauthorized malware, computer or system viruses, or the compromise of data, such as theft of intellectual property or inappropriate disclosure of confidential, proprietary or personal information.
Furthermore, while we continue to devote significant resources to monitoring and updating our systems and implementing information security measures to protect our systems, there can be no assurance that any controls or procedures that we have in place will be sufficient to protect us from security breaches. Improper activities by third parties, exploitation of encryption technology, new data-hacking tools and discoveries and other events or developments may result in a future compromise or breach of our networks, payment card terminals or other payment systems. In particular, the techniques used by criminals to obtain unauthorized access to sensitive data change frequently and often are not recognized until launched against a target. Accordingly, we may be unable to anticipate these techniques or implement adequate preventative measures.
Additionally, our systems are subject to damage or interruption from system conversions, power outages, computer or telecommunications failures, computer viruses and malicious attack, security breaches and catastrophic events. If our systems are damaged or fail to function properly, we may incur substantial repair and/or replacement costs, experience data loss or theft and impediments to our ability to manage customer transactions, which could adversely affect our operations and our results of operations. The occurrence of acts of cyber terrorism such as website defacement, denial of automated payment services, sabotage of our proprietary on-demand technology or the use of electronic social media to disseminate unfounded or otherwise harmful allegations to our reputation, could have a material adverse effect on our business. Any disruptions to our information technology systems, breaches or compromise of data and/or misappropriation of information could result in lost sales, negative publicity, litigation, violation of privacy laws or business interruptions or damage to our reputation could negatively impact our financial condition and results of operations. While we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses potentially incurred and would not remedy damage to our reputation. We have also implemented additional security measures including, for example, forcing our vendors to use two-factor authentication for remote access.
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
We have incurred indebtedness that could adversely affect our financial condition.
In November 2018, we entered into a new credit facility (the "Senior Credit Facility"). The Senior Credit Facility provides for a senior secured $325.0 million revolving credit facility and a $225.0 million term loan which is scheduled to mature in November 2023. The facility is secured by a lien on all of our assets. Failure to comply with covenants or to meet payment obligations under our credit facility could result in an event of default which, if not cured or waived, could result in the acceleration of outstanding debt obligations.
We may incur additional indebtedness in the future, which could cause the related risks to intensify. We may need to refinance all or a portion of our indebtedness on or before their respective maturities. We cannot assure you that we will be able to refinance any of our indebtedness, including indebtedness under our Senior Credit Facility, on commercially reasonable terms or at all. If we are unable to refinance our debt, we may default under the terms of our indebtedness, which could lead to an acceleration of debt repayment. We do not expect that we could repay all of our outstanding indebtedness if the repayment of such indebtedness was accelerated. If adequate capital is not available to us and our internal sources of liquidity prove to be insufficient, or if future financings require more restrictive covenants, such combination of events could adversely affect our ability to (i) acquire new businesses or enter new markets, (ii) service or refinance our existing debt, (iii) make necessary capital investments and (iv) make other expenditures necessary for the ongoing conduct of our business.

Adverse litigation judgments or settlements resulting from legal proceedings in which we may be involved in the normal course of business could adversely affect our operations and financial condition.
In the normal course of business, we are from time to time involved in various legal proceedings. The outcome of these legal proceedings cannot be predicted. It is possible that an unfavorable outcome of some or all of the matters could cause us to incur substantial liabilities that may have a material adverse effect upon our financial condition and results of operations. Any significant adverse litigation, judgments or settlements could have a negative effect on our business, financial condition and results of operations. Because our business employs a significant number of employees, we incur risks that these individuals will make claims against us for violating various employment-related federal, state and local laws. Some or all of these claims may lead to litigation, including class action litigation, and these matters may cause us to incur negative publicity with respect to these alleged claims. Additionally, there are risks to all employees in some states, such as California, resulting from new and unanticipated judicial interpretations of existing laws and the application of those new interpretations of existing laws and the application of those new interpretations against employers on a retroactive basis.
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
In connection with ground transportation services and certain transportation and baggage services provided to our clients, including shuttle bus operations, baggage handling and delivery services and remote airline check-in services, the U.S. Department of Transportation, including the Transportation Security Administration (TSA) and Department of Homeland Security, and various federal and state agencies exercise broad powers over these transportation and baggage related services, including, licensing and authorizations, safety, training and insurance requirements. Our employees must also comply with the various safety and fitness regulations promulgated by the U.S. Department of Transportation and other federal agencies, including those related to minimum training hours and requirements, drug and alcohol testing and service hours. We may become subject to new and more restrictive federal and state regulations. Compliance with such regulations could hamper our ability to provide qualified drivers and increase our operating costs. There can be no assurance that our compliance with new rules and regulations, directives, anticipated rules or other forms of regulatory oversight will not have a material adverse effect on us.
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
Future revenue and our ability to collect accounts receivable depend, in part, on the financial strength of our clients. We estimate an allowance for accounts we do not consider collectible, and this allowance adversely impacts profitability. In the event that our clients experience financial difficulty, become unable to obtain financing or seek bankruptcy protection, our profitability would be further impacted by our failure to collect accounts receivable in excess of the estimated allowance. Additionally, our future revenue would be reduced by the loss of these clients or by the cancellation of lease type contracts or management type contracts by clients in bankruptcy.

Our risk management and safety programs may not have the intended effect of allowing us to reduce our insurance costs.
We continually attempt to mitigate our business and operating risks through the implementation of company-wide safety and loss control programs designed to decrease the incidence of accidents or events that might increase our exposure or liability. However, there can be no assurance that our insurance coverage may be inadequate despite the implementation of company-wide safety and loss control efforts or may not be accessible in certain instances any of which would result in additional costs to the Company and may adversely impact our results of operations.
Labor disputes could lead to loss of revenues or expense variations.
When one or more of our major collective bargaining agreements becomes subject to renegotiation or when we face union organizing drives, we may disagree with the union on important issues that, in turn, could lead to a strike, work slowdown or other job actions. There can be no assurance that we will be able to renew existing labor union contracts on acceptable terms. In such cases, there are no assurances that we would be able to staff sufficient employees for our short-term needs. A strike, work slowdown or other job action could in some cases disrupt us from providing services, resulting in reduced revenues. If declines in client service occur or if our clients are targeted for sympathy strikes by other unionized workers, contract cancellations could result. The result of negotiating a first time agreement or renegotiating an existing collective bargaining agreement could result in a substantial increase in labor and benefits expenses that we may be unable to pass through to clients. In addition, potential legislation could make it significantly easier for union organizing drives to be successful and could give third-party arbitrators the ability to impose terms of collective bargaining agreements upon us and a labor union if we are unable to agree with such union on the terms of a collective bargaining agreement. At December 31, 2018, approximately 27% of our employees were represented by labor unions and approximately 39% of our collective bargaining contracts are up for renewal in 2019, representing approximately 27% of our employees. In addition, at any given time, we may face a number of union organizing drives. When one or more of our major collective bargaining agreements becomes subject to renegotiation or when we face union organizing drives, we and the union may disagree on important issues that could lead employees to strike, work slowdown, or other job actions. In a market where we are unionized but our competitors are not unionized, we may lose clients as a result. A strike, or work slowdown, or other job actions could disrupt our ability to provide services to our clients, resulting in reduced revenues or contract cancellations. Moreover, negotiating first-time collective bargaining agreements or renewing existing agreements, could result in substantial increases in labor and benefit costs that we may not be able to pass through to clients.
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
Additionally, we must attract, train and retain a large and growing number of qualified employees while controlling labor costs. Our ability to control labor costs is subject to numerous internal and external factors, including changes in immigration policy, regulatory changes, prevailing wage rates, and competition we face from other companies to attract and retain qualified employees. There can be no assurance that we will be able to attract and retain qualified employees in the future, which could have a material adverse effect on our business, financial condition and results of operations.
Weather conditions, including natural disasters, or acts of terrorism could disrupt our business and services.
Weather conditions, including fluctuations in temperatures, hurricanes, snow or severe weather storms, earthquakes, drought, heavy flooding, mud slides, large scale forest fires, natural disasters or acts of terrorism may result in reduced revenues and gross profit. Weather conditions, natural disasters and acts of terrorism may also cause economic dislocations throughout the country. Weather conditions, including natural disasters, could lead to reduced levels of travel and require increase in certain costs of parking services of which could negatively affect gross profit. In addition, terrorist attacks have resulted in, and may continue to result in, increased government regulation of airlines and airport facilities, including imposition of minimum distances between parking facilities and terminals, resulting in the elimination of currently managed parking facilities. We derive a significant percentage of our gross profit from parking facilities and parking related services in and around airports. The Federal Aviation Administration generally prohibits parking within 300 feet of airport terminals during periods of heightened security. While the prohibition is not currently in effect, there can be no assurance that this governmental prohibition will not again be reinstated. The existing regulations governing parking within 300 feet of airport terminals or future regulations may prevent us from using certain parking spaces. Reductions in the number of parking spaces and air travelers may reduce our revenue and cash flow for both our leased facilities and those facilities and contracts we operate under management type contracts.

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
Weather conditions, including fluctuations in temperatures, snow or severe weather storms, heavy flooding, hurricanes or natural disasters, can negatively impact portions of our business. We periodically have experienced fluctuations in our quarterly results arising from a number of factors, including the following:

•	reduced levels of travel during and as a result of severe weather conditions, which is reflected in lower revenue from our services; and

•	increased cost of services, such as snow removal and longer delivery times for our baggage delivery services
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
State and municipal government clients may sell or enter into long-term lease type contracts of parking-related assets with our competitors or property owners and developers may redevelop existing locations for alternative uses.
In order to raise additional revenue, a number of state and municipal governments have either sold or entered into long-term lease type contracts of public assets or may be contemplating such transactions. The assets that are the subject of such transactions have included government-owned parking garages located in downtown commercial districts and parking operations at airports. The sale or long-term leasing of such government-owned parking assets to our competitors or clients of our competitors could have a material adverse effect on our business, financial condition and results of operations.
Additionally, property owners and developers may elect to redevelop existing locations for alternative uses other than parking or significantly reduce the number of existing spaces used for parking at those facilities in which we either lease through a lease type contract or operate through a management type contract. Reductions in the number of parking spaces or potential loss of contracts due to redevelopment by property owners may reduce our gross profit and cash flow for both our lease type contracts and those facilities or contracts we operate under management type contracts.
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
In 2010, the Patient Protection and Affordable Care Act was signed into law in the U.S. (the "ACA"). Among other things, the ACA requires large employers to provide a minimum level of health insurance for all qualifying employees or pay penalties for not providing such coverage. Although the ACA has been fully implemented, we cannot predict with certainty what the repeal or modifications to the ACA or additional initiatives, if any, will be implemented at the federal or state level, or what the ultimate effect of any future healthcare legislation or regulation will have on us. If we are unable to raise the rates we charge our clients to cover expenses incurred due to ACA or other additional healthcare initiatives, our operating profit could be negatively impacted.
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
We are also subject to tax audits and examinations by governmental authorities in the United States (federal, state and local), Canada and Puerto Rico. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of its provision for taxes and there can be no assurance as to the outcome of such tax audits and examinations. Negative unexpected results from one or more such tax audits or examinations or our failure to sustain our reporting positions on examination could have an adverse effect on our results of operations and our effective tax rate.
Uncertainties in the interpretation and application of the 2017 Tax Cuts and Jobs Act could materially affect our tax obligations and effective tax rate.
On December 22, 2017, the U.S. Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was signed into law. The 2017 Tax Act includes significant changes to the corporate income tax system in the United States, including a federal corporate rate reduction from 35% to 21% and the transition of United States international taxation from a worldwide tax system to a territorial tax system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The U.S. Department of Treasury, the Internal Revenue Service (IRS), foreign jurisdictions, state jurisdictions, and other standard-setting bodies could interpret or issue additional guidance on how provisions of the 2017 Tax Act will be applied or otherwise administered that is different than our interpretation.
Additionally, foreign and state jurisdictions may enact tax laws in response to the 2017 Tax Act that could result in further changes to taxation and materially affect our financial position and results of operations or different than current regulations.

We have investments in joint ventures and may be subject to certain financial and operating risks with our joint venture investments.
We have acquired or invested in a number of joint ventures, and may acquire or enter into joint ventures with additional companies. These transactions create risks such as:

•	additional operating losses and expenses in the businesses acquired or joint ventures in which we have made investments;

•
the dependence on the investee's accounting, financial reporting and similar systems, controls and processes of other entities whose financial performance is incorporated into our financial results due to our investment in that entity;

•	potential unknown liabilities associated with a company we may acquire or in which we invest;

•	requirements or obligations to commit and provide additional capital, equity, or credit support as required by the joint venture agreements;

•
inability of the joint venture partner to perform its obligations as a result of financial or other difficulties or be unable to provide for additional capital, equity or credit support under the joint venture agreements; and

•	disruption of our ongoing business, including loss of management focus on the business.
As a result of future acquisitions or joint ventures in which we may invest, we may need to issue additional equity securities, spend our cash, or incur debt and contingent liabilities, any of which could reduce our profitability and harm our business. In addition, valuations supporting our acquisitions or investments in joint ventures could change rapidly given the global economic environment and climate. We could determine that such valuations have experienced impairments, resulting in other-than-temporary declines in fair value that could adversely impact our financial results.
Actions of activist investors could disrupt our business.
Public companies have been the target of activist investors. In the event that a third-party, such as an activist investor, proposes to change our governance policies, board of directors, or other aspects of our operations, our review and consideration of such proposals may create a significant distraction for our management and employees. This could negatively impact our ability to execute our long-term growth plan and may require our management to expend significant time and resources responding to such proposals. Such proposals may also create uncertainties with respect to our financial position and operations and may adversely affect our ability to attract and retain key employees.

Item 1B.    Unresolved Staff Comments
Not applicable.
Item 2.    Properties
Our principal support office is located at 200 East Randolph Street, Suite 7700, Chicago, Illinois 60601.
Principal Properties as of December 31, 2018

Location	Character of Office	Approximate Square Feet	Lease Expiration Date	Segment
Chicago, Illinois	Chicago Support Office	41,000	September 2025	Other
Nashville, Tennessee	Nashville Support Office	25,000	June 2024	Other
Orlando, Florida	Orlando Support Office	20,100	August 2019	Other
In addition to the above properties, we have other offices, warehouses and parking facilities in various locations in the United States, Puerto Rico and Canada. We believe that these properties are well maintained, in good operating condition, and suitable for the purposes for which they are used.
Item 3.    Legal Proceedings
General
We are subject to claims and litigation in the normal course of our business, including those related to labor and employment, contracts, personal injury and other related matters, some of which allege substantial monetary damages and claims. Some of these actions may be brought as class actions on behalf of a class or purported class of employees. While, the outcomes of claims and legal proceedings brought against us are subject to significant uncertainty, our management believes the final outcome will not have a material adverse effect on our financial position, results of operations or cash flows.
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
Holders
As of February 14, 2019, we estimate that there were approximately 7,200 registered holders of our common stock.
Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (Column A)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (Column B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by securities holders	380,300	$—	940,529
Equity compensation plans not approved by securities holders	—	—	—
Total	380,300	$—	940,529

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

Under this program, we repurchased 305,183 shares of common stock through December 31, 2018, at an average price of $24.43, resulting in $7.5 million in program-to-date repurchases. No repurchases were made for the year ended December 31, 2018.

The dollar value of shares that may yet be purchased under the program is $22.5 million.

Stock Performance Graph

	Years Ended December 31,
Company / Index	2013	2014	2015	2016	2017	2018
SP Plus Corporation	$100.00	$96.89	$91.78	$108.10	$142.47	$113.44
S&P 500 Index	$100.00	$113.69	$115.26	$129.05	$157.22	$150.33
S&P SmallCap 600 Commercial & Professional Services	$100.00	$99.07	$100.35	$124.39	$139.14	$135.51
The performance graph above shows the cumulative total stockholder return of our common stock for the period starting on December 31, 2013 to December 31, 2018. This performance is compared with the cumulative total returns over the same period of the Standard & Poor's 500 Index and the Standard & Poor's SmallCap 600 Commercial and Professional Services Index, which includes our direct competitor, ABM Industries Incorporated. The graph assumes that on December 31, 2013, $100 was invested in each of the other two indices, and assumes reinvestment of dividends. The stock performance shown in the graph represents past performance and should not be considered an indication of future performance.

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

	Year Ended December 31,
(millions)	2018 (1)	2017	2016	2015	2014
Statement of Income
Services revenue
Lease type contracts (2)	$413.9	$563.1	$545.0	$570.9	$496.6
Management type contracts	361.5	348.2	346.8	350.3	338.3
	775.4	911.3	891.8	921.2	834.9
Reimbursed management type contract revenue	693.0	679.2	676.6	650.6	638.7
Total services revenue	1,468.4	1,590.5	1,568.4	1,571.8	1,473.6
Cost of services
Lease type contracts (2)	377.6	518.4	505.6	532.8	455.7
Management type contracts	213.8	207.6	209.8	218.3	207.9
	591.4	726.0	715.4	751.1	663.6
Reimbursed management type contract expense	693.0	679.2	676.6	650.6	638.7
Total cost of services	1,284.4	1,405.2	1,392.0	1,401.7	1,302.3
Gross profit
Lease type contracts	36.3	44.7	39.4	38.1	40.9
Management type contracts	147.7	140.6	137.0	132.0	130.4
Total gross profit	184.0	185.3	176.4	170.1	171.3
General and administrative expenses	91.0	82.9	90.0	97.3	101.5
Depreciation and amortization	17.9	21.0	33.7	34.0	30.3
Operating income	75.1	81.4	52.7	38.8	39.5
Other expense (income)
Interest expense	9.6	9.2	10.5	12.7	17.8
Interest income	(0.4)	(0.6)	(0.5)	(0.2)	(0.4)
Gain on sale of a business	—	(0.1)	—	(0.5)	—
Gain on contribution of a business to an unconsolidated entity	—	—	—	—	(4.1)
Equity in (earnings) losses from investment in unconsolidated entity	(10.1)	0.7	0.9	1.7	0.3
Total other expense (income)	(0.9)	9.2	10.9	13.7	13.6
Earnings before income taxes	76.0	72.2	41.8	25.1	25.9
Income tax expense (benefit)	19.6	27.7	15.8	4.8	(0.2)
Net income	56.4	44.5	26.0	20.3	26.1
Less: Net income attributable to noncontrolling interest	3.2	3.3	2.9	2.9	3.0
Net income attributable to SP Plus Corporation	$53.2	$41.2	$23.1	$17.4	$23.1
Per Share Data
Basic	$2.38	$1.86	$1.04	$0.78	$1.05
Diluted	$2.35	$1.83	$1.03	$0.77	$1.03
Balance sheet data (at end of year)
Cash and cash equivalents	$39.9	$22.8	$22.2	$18.7	$18.2
Total assets	1,072.3	762.9	778.6	784.1	823.1
Total debt	386.7	153.8	195.1	225.1	250.8
Total stockholders' equity	$368.6	$313.1	$268.4	$250.1	$229.8
(1) On November 30, 2018, we completed our acquisition of Bags. Our consolidated operations for the year ended December 31, 2018 includes Bags operating results for the period of November 30, 2018 through December 31, 2018. Our consolidated results for the years ended December 31, 2017, 2016, 2015 and 2014 do not include the operating results of Bags. See Note 2. Acquisition, which is included in Part IV, Item 15. "Exhibits and Financial Statement Schedules" for further discussion of the Bags acquisition.
(2) Reduction of Services revenue - lease type contracts due to the adoption of Topic 853, which requires rental expense for the periods after January 1, 2018 be presented as a reduction of Services revenue - lease type contracts for that business (and corresponding contracts) that meet the criteria and definition of a service concession arrangement. See Note 4. Revenue of the Consolidated Financial Statements, which is included in Part IV, Item 15. "Exhibits and Financial Statement Schedules," for further discussion regarding the adoption of Topic 853.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
This Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other parts of this Form 10-K contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as "future," "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "will," "would," "could," "can," "may," and similar terms. Forward-looking statements are not guarantees of future performance and the Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A. "Risk Factors" of this Form 10-K, which are incorporated herein by reference. The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Part IV, Item 15. "Exhibits and Financial Statement Schedules" of this Form 10-K. Each of the terms the "Company" and "SP Plus" as used herein refers collectively to SP Plus Corporation and its wholly owned subsidiaries, unless otherwise stated. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.
Explanatory Note
On November 30, 2018, we completed the acquisition of Bags. Our consolidated results of operations for the year ended December 31, 2018 includes the results of operations for the period of November 30, 2018 through December 31, 2018. Our consolidated operations for the year ended December 31, 2017 and 2016 do not include amounts related to the Bags results of operations. See Note 2. Acquisition, which is included in Part IV, Item 15. "Exhibits and Financial Statement Schedules" for further discussion of the Bags acquisition.
General Overview
In evaluating our financial condition and operating performance, management’s primary focus is on our gross profit and total general and administrative expense. Revenue from lease type contracts includes all gross customer collections derived from our lease type contracts (net of local parking taxes), whereas revenue from management type contracts only includes our contractually agreed upon management fees and amounts attributable to ancillary services. Gross customer collections at facilities under management type contracts, therefore, are not included in our revenue. Additionally, revenue from lease type contracts also includes a reduction of Services revenue - lease type contracts due to the adoption of ASU No. 2017-10, Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services, which requires rental expense for the periods after January 1, 2018 be presented as a reduction of Services revenue - lease type contracts for that business (and corresponding contracts) that meet the criteria and definition of a service concession arrangement. Accordingly, while a change in the proportion of our operating agreements that are structured as lease type contracts versus management type contracts may cause significant fluctuations in reported revenue and expense of services that change will not artificially affect our gross profit. For example, as of December 31, 2018, 80% of our business was operating under management type contracts and 80% of our gross profit for the year ended December 31, 2018 was derived from management type contracts. Only 47% of total revenue (excluding reimbursed management type contract revenue), however, was from management type contracts because under those contracts the revenue collected from customers belongs to our clients. Therefore, gross profit and total general and administrative expense, rather than revenue, are management's primary focus.
We believe that sophisticated clients (which also include property owners) recognize the potential for parking services, parking management, ground transportation services, baggage handling and other ancillary services to be a profit generator and/or a service differentiator to their customers. By outsourcing these services, they are able to capture additional profit and customer experience by leveraging the unique operational skills and controls that an experienced services company can offer. Our ability to consistently deliver a uniformly high level of services to our clients, including the use of various technological enhancements, allows us to maximize the profit and/or customer experience to our clients and improves our ability to win contracts and retain existing clients. Our focus on customer service and satisfaction is a key driver of our high retention rate, which was approximately 88% and 92% for the years ended December 31, 2018 and 2017, respectively. This retention rate captures facilities in Segment One (Commercial and Institutional).
Summary of Commercial and Institutional Segment Facilities
The following table reflects our Commercial and Institutional Segment facilities (by contractual type) operated at the end of the years indicated:

	December 31,
	2018	2017	2016
Leased facilities (1)	628	644	664
Managed facilities	2,514	2,722	2,742
Total Commercial and Institutional Segment facilities	3,142	3,366	3,406

(1)	Includes partial ownership in one leased facility for 2018 and 2017, and two leased facilities for 2016.

Revenue

We recognize services revenue from lease and management type contracts as the related services are provided. Substantially all of our revenue comes from the following two sources:

Services revenue—lease type contracts. Services revenue related to lease type contracts consists of all revenue received at a lease type locations, including gross receipts (net of local taxes), consulting and real estate development fees, gains on sales of contracts and payments for exercising termination rights. Revenue from lease type contracts includes a reduction of Services revenue - lease type contracts due to the adoption of Topic 853, which requires rental expense for the periods after January 1, 2018 be presented as a reduction of Services revenue - lease type contracts for that business (and corresponding contracts) that meet the criteria and definition of a service concession arrangement.

Services revenue—management type contracts. Management type contract revenue consists of management fees, including fixed, variable and/or performance-based fees, and amounts attributable to ancillary services such as accounting, equipment leasing, baggage services, payments received for exercising termination rights, consulting, developmental fees, gains on sales of contracts, insurance and other value-added services with respect to managed type contracts. We believe we generally purchase required insurance at lower rates than our clients can obtain on their own because we effectively self-insure for all liability and worker’s compensation and health care claims by maintaining a large per-claim deductible. As a result, we have generated operating income on the insurance provided under our management type contracts by focusing on our risk management efforts and controlling losses. Management type contract revenues do not include gross customer collections at managed type contracts as these revenues belong to the client rather than to us. Management type contracts generally provide us with a management fee regardless of the operating performance of the underlying management type contract.

Reimbursed Management Type Contract Revenue

Reimbursed management type contract revenue consists of the direct reimbursement from the client for operating expenses incurred under a management type contract, which are reflected in our revenue.

Cost of Services

Our cost of services consists of the following:

Cost of services—lease type contracts. The cost of services under a lease type arrangement consists of contractual rents or fees paid to the client and all operating expenses incurred in connection with operating the leased facility. Contractual rents or fees paid to the client are generally based on either a fixed contractual amount or a percentage of gross revenue or a combination thereof. Generally, under a lease type arrangement we are not responsible for major capital expenditures or real estate taxes. Cost of services from lease type contracts includes a reduction of Cost of services revenue - lease type contracts due to the adoption of Topic 853, which requires rental expense for the periods after January 1, 2018 be presented as a reduction of Services revenue - lease type contracts (and corresponding contracts) that meet the criteria and definition of a service concession arrangement.

Cost of services—management type contracts. The cost of services under a management type contract is generally the responsibility of the client. As a result, these costs are not included in our results of operations. However, our reverse management type contracts, which typically provide for larger management fees, do require us to pay for certain costs and these costs are included in results of operations.

Reimbursed Management Type Contract Expense

Reimbursed management type contract expense consists of direct reimbursed costs incurred on behalf of a client under a management type contract, which are reflected in our cost of services.

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
In the fourth quarter 2018, we changed our internal reporting segment information reported to our CODM as a result of the Bags acquisition. The operating segments are internally reported as Segment One (Commercial and Institutional) and Segment Two (Aviation). All prior periods presented have been restated to reflect the new internal reporting to the CODM.

•
Segment One (Commercial and Institutional) encompasses our services in healthcare facilities, municipalities, including meter revenue collection and enforcement services, government facilities, hotels, commercial real estate, residential communities, retail, colleges and universities, as well as ancillary services such as ground transportation services, valet services, taxi and livery dispatch services and event planning, including shuttle and transportation services.

•
Segment Two (Aviation) encompasses our services in aviation (e.g., airports, airline and certain hospitality clients with baggage and parking services) as well as ancillary services, which includes ground transportation services, valet services, baggage handling, baggage repair and replacement, remote air check-in services and other services.

•
"Other" consists of ancillary revenue that is not specifically identifiable to Segments One or Two and certain unallocated items, such as and including prior year insurance reserve adjustments/costs and other corporate items.

Fiscal 2018 Compared to Fiscal 2017
The following tables are a summary of service revenues (excluding reimbursed management type contract revenue), cost of services (excluding reimbursed management type contract expense) and gross profit by segment for the comparable years ended December 31, 2018 and 2017.
Services revenue by segment is summarized as follows:

	Year Ended December 31,
	Segment One		Segment Two		Other		Total		Variance
(millions)	2018	2017	2018	2017	2018	2017	2018	2017	Amount	%
Lease type contracts
New/Acquired business (a) (b)	$42.3	$33.7	$1.2	$3.0	$—	$—	$43.5	$36.7	$6.8	18.5%
Expired business (c)	15.8	61.5	—	—	—	—	15.8	61.5	(45.7)	(74.3)%
Existing business (d) (e)	302.6	311.1	25.8	126.3	0.7	—	329.1	437.4	(108.3)	(24.8)%
Conversions	25.5	27.5	—	—	—	—	25.5	27.5	(2.0)	(7.3)%
Total lease type contracts	$386.2	$433.8	$27.0	$129.3	$0.7	$—	$413.9	$563.1	$(149.2)	(26.5)%
Management type contracts
New/Acquired business (f)	$49.3	$33.0	$31.1	$15.3	$—	$—	$80.4	$48.3	$32.1	66.5%
Expired business	15.4	35.4	0.8	3.7	—	—	16.2	39.1	(22.9)	(58.6)%
Existing business	185.1	180.2	69.2	70.1	9.5	9.1	263.8	259.4	4.4	1.7%
Conversions	1.0	1.4	0.1	—	—	—	1.1	1.4	(0.3)	(21.4)%
Total management type contracts	$250.8	$250.0	$101.2	$89.1	$9.5	$9.1	$361.5	$348.2	$13.3	3.8%
(a) The year ended December 31, 2018 new/acquired business in Segment One includes a $8.9 million reduction of Services revenue - lease type contracts due to the adoption of Topic 853, which requires rental expense for the current period be presented as a reduction of Services revenue - lease type contracts for that business (and corresponding contracts) that meet the criteria and definition of a service concession arrangement.

(b) The year ended December 31, 2018 new/acquired business in Segment Two includes a $2.3 million reduction of Services revenue - lease type contracts due to the adoption of Topic 853, which requires rental expense for the current period be presented as a reduction of Services revenue - lease type contracts for that business (and corresponding contracts) that meet the criteria and definition of a service concession arrangement.

(c) The year ended December 31, 2018 expired business in Segment One includes a $0.3 million reduction of Services revenue - lease type contracts due to the adoption of Topic 853, which requires rental expense for the current period be presented as a reduction of Services revenue - lease type contracts for that business (and corresponding contracts) that meet the criteria and definition of a service concession arrangement.

(d) The year ended December 31, 2018 existing business in Segment One includes a $14.9 million reduction of Services revenue - lease type contracts due to the adoption of Topic 853, which requires rental expense for the current period be presented as a reduction of Services revenue - lease type contracts for that business (and corresponding contracts) that meet the criteria and definition of a service concession arrangement.

(e) The year ended December 31, 2018 existing business in Segment Two includes a $107.1 million reduction of Services revenue - lease type contracts due to the adoption of Topic 853, which requires rental expense for the current period be presented as a reduction of Services revenue - lease type contracts for that business (and corresponding contracts) that meet the criteria and definition of a service concession arrangement.

(f) On November 30, 2018, we completed our acquisition of Bags. The year ended December 31, 2018 new/acquired business in Segment Two includes Bags Services revenue - management type contracts, for the period of November 30, 2018 through December 31, 2018. See Note 2. Acquisition, which is included in Part IV, Item 15. "Exhibits and Financial Statement Schedules" for further discussion of the Bags acquisition.
Revenue associated with existing business represents business that has been operating for at least one year and operating for the entire period in the comparative period being presented. Revenue associated with expired business relates to contracts that have expired, however, we were operating the business in the comparative period presented.
Services revenue—lease type contracts
Lease type contract revenue decreased $149.2 million, or 26.5%, to $413.9 million for the year ended December 31, 2018, compared to $563.1 million for the year-ago period. The decrease in lease type contract revenue resulted primarily from deceases of $108.3 million from existing business, $45.7 million from expired business, and $2.0 million from business that converted from management type contracts during the year, partially offset by an increase of $6.8 million from new/acquired business. The decrease in expired business includes earnings of $8.5 million from our proportionate share of the net gain on the equity method investee's sale of assets recognized during the year ended December 31, 2017. Existing business revenue decreased $108.3 million, or 24.8%, primarily due to the adoption of ASU No. 2017-10, Service Concession Arrangements (Topic 853), which requires rental expense to be presented as a reduction of Services revenue - lease type contracts versus the comparative period presentation of recording rent expense as an increase to Cost of services - lease type contracts for that business (and corresponding contracts) meeting the criteria and definition of a service concession arrangement, as discussed in Note 1. Significant Account Policies and Practices and Note 4. Revenue to the Consolidated Financial Statements included in Item 15. "Exhibits and Financial Statement Schedules", partially offset by net increases in short-term parking revenue, monthly parking revenue and transient parking revenue.
From a reporting segment perspective, lease type contract revenue decreased primarily due to expired business in Segment One, existing business in Segments One and Two, conversions in Segment One, and new/acquired business in Segment Two, partially offset by increases from new/acquired business in Segment One and existing business in Other. The Other segment amounts in existing business represent revenue not specifically identifiable to Segments One or Two.

Services revenue—management type contracts
Management type contract revenue increased $13.3 million, or 3.8%, to $361.5 million for the year ended December 31, 2018, compared to $348.2 million for the year-ago period. The increase in management type contract revenue resulted primarily from increases of $32.1 million from new/acquired business, and $4.4 million from existing business, partially offset by a decrease of $22.9 million from expired business and $0.3 million from business that converted from lease type contracts during the periods presented. Existing business revenue increased $4.4 million, or 1.7%, primarily due to change in contract terms for certain management type contracts, whereby the contract terms converted from a management type contract to a "reverse" management type contract, which typically has higher management fees from the client but require us to pay certain operating costs associated with the operation, and increased management fees.
From a reporting segment perspective, management type contract revenue increased primarily due to increases in new/acquired business for Segments One and Two, existing business for Segment One and Other, and conversions in Segment Two, partially offset by decreases in expired business in Segments One and Two, existing business for Segment Two, and conversions in Segment One. The Other segment amounts in existing business represent revenues not specifically identifiable to Segments One and Two.
Reimbursed management type contract revenue
Reimbursed management type contract revenue increased $13.8 million, or 2.0%, to $693.0 million for the year ended December 31, 2018, compared to $679.2 million in the year-ago period. The slight increase resulted primarily from an increase in reimbursements for costs incurred on behalf of a client.
Cost of services by segment is summarized as follows:

	Year Ended December 31,
	Segment One		Segment Two		Other		Total		Variance
(millions)	2018	2017	2018	2017	2018	2017	2018	2017	Amount	%
Lease type contracts
New/Acquired business (a) (b)	$39.0	$32.0	$0.7	$2.7	$—	$—	$39.7	$34.7	$5.0	14.4%
Expired business (c)	15.9	46.5	—	—	—	—	15.9	46.5	(30.6)	(65.8)%
Existing business (d) (e)	282.0	290.4	19.1	119.9	(3.1)	(2.2)	298.0	408.1	(110.1)	(27.0)%
Conversions	24.0	29.1	—	—	—	—	24.0	29.1	(5.1)	(17.5)%
Total lease type contracts	$360.9	$398.0	$19.8	$122.6	$(3.1)	$(2.2)	$377.6	$518.4	$(140.8)	(27.2)%
Management type contracts
New/Acquired business (f)	$29.5	$18.5	$25.9	$14.7	$—	$—	$55.4	$33.2	$22.2	66.9%
Expired business	10.6	21.1	0.5	2.6	—	—	11.1	23.7	(12.6)	(53.2)%
Existing business	115.7	113.1	42.9	45.6	(11.5)	(8.4)	147.1	150.3	(3.2)	(2.1)%
Conversions	0.2	0.4	—	—	—	—	0.2	0.4	(0.2)	(50.0)%
Total management type contracts	$156.0	$153.1	$69.3	$62.9	$(11.5)	$(8.4)	$213.8	$207.6	$6.2	3.0%
(a) The year ended December 31, 2018 new/acquired business in Segment One includes a $8.9 million reduction of Cost of services - lease type contracts due to the adoption of Topic 853, which requires rent expense for the current period be presented as a reduction of Services revenue - lease type contracts for that business (and corresponding contracts) that meet the criteria and definition of a service concession arrangement.

(b) The year ended December 31, 2018 new/acquired business in Segment Two includes a $2.3 million reduction of Cost of services - lease type contracts due to the adoption of Topic 853, which requires rent expense for the current period be presented as a reduction of Services revenue - lease type contracts for that business (and corresponding contracts) that meet the criteria and definition of a service concession arrangement.

(c) The year ended December 31, 2018 expired business in Segment One includes a $0.3 million reduction of Cost of services - lease type contracts due to the adoption of Topic 853, which requires rental expense for the current period be presented as a reduction of Services revenue - lease type contracts for that business (and corresponding contracts) that meet the criteria and definition of a service concession arrangement.

(d) The year ended December 31, 2018 existing business in Segment One includes a $14.9 million reduction of Cost of services - lease type contracts due to the adoption of Topic 853, which requires rent expense for the current period be presented as a reduction of Services revenue - lease type contracts for that business (and corresponding contracts) that meet the criteria and definition of a service concession arrangement.

(e) The year ended December 31, 2018 existing business in Segment Two includes a $107.1 million reduction of Cost of services - lease type contracts due to the adoption of Topic 853, which requires rent expense for the current period be presented as a reduction of Services revenue - lease type contracts for that business (and corresponding contracts) that meet the criteria and definition of a service concession arrangement.

(f) On November 30, 2018, we completed our acquisition of Bags. The year ended December 31, 2018 new/acquired business in Segment Two includes Bags Cost of Services - management type contracts, for the period of November 30, 2018 through December 31, 2018. See Note 2. Acquisition, which is included in Part IV, Item 15. "Exhibits and Financial Statement Schedules" for further discussion of the Bags acquisition.
Cost of services associated with existing business represents business that has been operating for at least one year and operating for the entire period in the comparative period being presented. Cost of services associated with expired business relates to contracts that have expired, however, we were operating the business the comparative period presented.
Cost of services—lease type contracts
Cost of services for lease type contracts decreased $140.8 million, or 27.2%, to $377.6 million for the year ended December 31, 2018, compared to $518.4 million for the year-ago period. The decrease in cost of services for lease type contracts resulted primarily from decreases of $110.1 million from existing business, $30.6 million from expired business and $5.1 million from business that converted from management type contracts during the periods presented, partially offset by an increase of $5.0 million from new/acquired business. Existing business decreased $110.1 million, or 27.0%, primarily due to the adoption of ASU No. 2017-10, Service Concession Arrangements (Topic 853) which requires rental expense to be presented as a reduction of Services revenue - lease type contracts versus the comparative period presentation of recording rent expense as an increase to Cost of services - lease type contracts for that business (and corresponding contracts) meeting the criteria and definition of a service concession arrangement, as discussed in Note 1. Significant Accounting Policies and Practices and Note 4. Revenue to the Consolidated Financial Statements included in Item 15. "Exhibits and Financial Statement Schedules", an overall decrease in net operating costs, increased favorability related to unallocated insurance reserve adjustments/costs and other corporate items and a decrease in rent expense.
From a reporting segment perspective, cost of services for lease type contracts decreased primarily due to decreases from expired business in Segment One, existing business in Segment One, Two and Other, conversions in Segment One and new/acquired business in Segment Two, offset by increases in new/acquired business in Segment One. The Other segment amounts in existing business represent costs not specifically identifiable to Segments One or Two.
Cost of services—management type contracts
Cost of services for management type contracts increased $6.2 million, or 3.0%, to $213.8 million for the year ended December 31, 2018, compared to $207.6 million for the year-ago period. The increase in cost of services for management type contracts resulted primarily from an increase of $22.2 million from new/acquired business, partially offset by decreases of $12.6 million from expired business, $3.2 million from existing business and $0.2 million from business that converted from lease type contracts during the periods presented. Existing business costs decreased $3.2 million, or 2.1%, primarily due to a decrease in overall net operating costs.
From a reporting segment perspective, cost of services for management type contracts increased primarily from new/acquired business in Segments One and Two, and existing business in Segment One, partially offset by decreases from expired business in Segments One and Two, existing business in Segment Two and Other, and conversions in Segment One. The Other segment amounts in existing business represent costs not specifically identifiable to Segments One or Two.
Reimbursed management type contract expense
Reimbursed management type contract expense increased $13.8 million, or 2.0%, to $693.0 million for the year ended December 31, 2018, compared to $679.2 million in the year-ago period. The slight increase resulted primarily from an increase in reimbursements for costs incurred on behalf of a client.

Segment gross profit/gross profit percentage information is summarized as follows:

	Year Ended December 31,
	Segment One		Segment Two		Other		Total		Variance
(millions)	2018	2017	2018	2017	2018	2017	2018	2017	Amount	%
Lease type contracts
New/Acquired business	$3.3	$1.7	$0.5	$0.3	$—	$—	$3.8	$2.0	$1.8	90.0%
Expired business	(0.1)	15.0	—	—	—	—	(0.1)	15.0	(15.1)	(100.7)%
Existing business	20.6	20.7	6.7	6.4	3.8	2.2	31.1	29.3	1.8	6.1%
Conversions	1.5	(1.6)	—	—	—	—	1.5	(1.6)	3.1	(193.8)%
Total lease type contracts	$25.3	$35.8	$7.2	$6.7	$3.8	$2.2	$36.3	$44.7	$(8.4)	(18.8)%
	(Percentages)
Gross profit percentage lease type contracts
New/Acquired business (a)	7.8%	5.0%	41.7%	10.0%	—%	—%	8.7%	5.4%
Expired business	(0.6)%	24.4%	—%	—%	—%	—%	(0.6)%	24.4%
Existing business (b)	6.8%	6.7%	26.0%	5.1%	—%	—%	9.5%	6.7%
Conversions	5.9%	(5.8)%	—%	—%	—%	—%	5.9%	(5.8)%
Total gross profit percentage	6.6%	8.3%	26.7%	5.2%	—%	—%	8.8%	7.9%
Management type contracts
New/Acquired business (c)	$19.8	$14.5	$5.2	$0.6	$—	$—	$25.0	$15.1	$9.9	65.6%
Expired business	4.8	14.3	0.3	1.1	—	—	5.1	15.4	(10.3)	(66.9)%
Existing business	69.4	67.1	26.3	24.5	21.0	17.5	116.7	109.1	7.6	7.0%
Conversions	0.8	1.0	0.1	—	—	—	0.9	1.0	(0.1)	(10.0)%
Total management type contracts	$94.8	$96.9	$31.9	$26.2	$21.0	$17.5	$147.7	$140.6	$7.1	5.0%
	(Percentages)
Gross profit percentage management type contracts
New/Acquired business	40.2%	43.9%	16.7%	3.9%	—%	—%	31.1%	31.3%
Expired business	31.2%	40.4%	37.5%	29.7%	—%	—%	31.5%	39.4%
Existing business	37.5%	37.2%	38.0%	35.0%	221.1%	192.3%	44.2%	42.1%
Conversions	80.0%	71.4%	—%	—%	—%	—%	81.8%	71.4%
Total gross profit percentage	37.8%	38.8%	31.5%	29.4%	221.1%	192.3%	40.9%	40.4%

(a) The year ended December 31, 2018 new/acquired business in Segment One and Segment Two includes an increase in gross profit percentage due to the reduction of Services revenue - lease type contracts due to the adoption of Topic 853, which requires rent expense for the current period be presented as a reduction of Services revenue - lease type contracts for that business (and corresponding contracts) that meet the criteria and definition of a service concession arrangement.

(b) The year ended December 31, 2018 existing business in Segment Two includes an increase in gross profit percentage due to the reduction of Services revenue - lease type contracts due to the adoption of Topic 853, which requires rent expense for the current period be presented as a reduction of Services revenue - lease type contracts for that business (and corresponding contracts) that meet the criteria and definition of a service concession arrangement.

(c) On November 30, 2018, we completed our acquisition of Bags. The year ended December 31, 2018 new/acquired business in Segment Two includes Bags Gross profit - management type contracts, for the period of November 30, 2018 through December 31, 2018. See Note 2. Acquisition, which is included in Part IV, Item 15. "Exhibits and Financial Statement Schedules" for further discussion of the Bags acquisition.
Gross profit associated with existing business represents business that has been operating for at least one year and operating for the entire period in the comparative period being presented. Gross profit associated with expired business relates to contracts that have expired however, we were operating the business in the comparative period presented.
Gross profit—lease type contracts
Gross profit for lease type contracts decreased $8.4 million, or 18.8%, to $36.3 million for the year ended December 31, 2018, compared to $44.7 million for the year-ago period. Gross profit percentage for lease type contracts increased to 8.8% for the year ended December 31, 2018, compared to 7.9% for the year-ago period. Gross profit for lease type contracts decreased as a result of a decrease in gross profit for expired business, partially offset by increases in existing business, new/acquired business and business that converted from management type contracts during the periods presented. The gross profit decrease in expired business includes earnings of $8.5 million from our proportionate share of the net gain on the equity method investee's sale of assets recognized during the year ended December 31, 2017. Gross profit for existing business increased primarily due to short-term parking revenue, monthly parking revenue and transient parking revenue and increased favorability relating to certain unallocated insurance reserve adjustments/costs and other unallocated corporate items.
From a reporting segment perspective, gross profit for lease type contracts decreased primarily due to decreases in expired business in Segment One and existing business in Segment One, partially offset by increases in new/acquired business in Segments One and Two, existing business in Segment Two and Other and conversions in Segment One. The Other segment amounts in existing business represent costs not specifically identifiable to Segments One or Two.

Gross profit—management type contracts
Gross profit for management type contracts increased $7.1 million, or 5.0%, to $147.7 million for the year ended December 31, 2018, compared to $140.6 million for the year-ago period. Gross profit percentage for management type contracts increased to 40.9% for the year ended December 31, 2018, compared to 40.4% for the year ago period. Gross profit for management type contracts increases were primarily the result of new/acquired business and existing business, partially offset by decreases in expired business and business that converted from lease type contracts during the year. Gross profit for management type contracts increased on existing business primarily due to net increases in management fees and unallocated insurance reserve adjustments/costs and other unallocated corporate items, partially offset by net increases in compensation and benefit costs and overall net increase in operating costs.
From a reporting segment perspective, gross profit for management type contracts increased primarily due to new/acquired business in Segments One and Two, existing business in Segment One, Two and Other and conversions in Segment Two. This was partially offset by decreases in expired business in Segments One and Two and conversions in Segment One. The Other segment amounts in existing business represent costs not specifically identifiable to Segments One or Two.
General and administrative expenses
General and administrative expenses increased $8.1 million, or 9.8%, to $91.0 million for year ended December 31, 2018, compared to $82.9 million for the year-ago period. The increase in General and administrative expenses primarily related to the Bags acquisition, an increase in acquisition, restructuring and integration costs, compensation and benefit costs, and expected pay-out under our performance based compensation and long-term incentive compensation programs, partially offset by a $1.7 million cost recovery from a vendor partner and overall better expense control.
Interest expense
Interest expense increased $0.4 million, or 4.3%, to $9.6 million for the year ended December 31, 2018, as compared to $9.2 million for the year-ago period. This increase resulted primarily from an increase in borrowings as a result of the acquisition of Bags on November 30, 2018 and an increase in average borrowing rates, partially offset by lower average borrowings under our credit facility prior to the acquisition of Bags.
Interest income
Interest income was $0.4 million and $0.6 million for the years ended December 31, 2018 and 2017, respectively.
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
Equity in (earnings) losses from investment in unconsolidated entity
Equity in earnings from investment in unconsolidated entity relates to our investment in the joint venture with Parkmobile, which was accounted for under the equity method of accounting, and our share of equity earnings in the Parkmobile joint venture. Equity in earnings from investment in unconsolidated entity was $10.1 million for the year ended December 31, 2018, as compared to a loss of $0.7 million in the year-ago period. The increase in earnings from investment in unconsolidated entity for the year ended December 31, 2018 is primarily related to our $10.1 million net gain on the sale of our entire 30% equity interest in Parkmobile.

Income tax expense
For the year ended December 31, 2018, we recognized income tax expense of $19.6 million on earnings before income taxes of $76.0 million compared to a $27.7 million income tax expense on earnings before income taxes of $72.2 million for the year ended December 31, 2017. Our effective tax rate was 25.8% for the year ended December 31, 2018 compared to 38.4% for the year ended December 31, 2017. The $8.1 million decrease in income tax expense was primarily due to the reduction in the statutory federal income tax rate to 21% per the U.S. Tax Cuts and Jobs Act of 2017 (the "2017 Tax Act") and the finalization of the tax accounting for the effects of the 2017 Tax Act, offset by adjustments to the state tax provision for a state tax examination.
On December 22, 2017, the 2017 Tax Act was signed into law. The 2017 Tax Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, while also implementing a territorial tax system and imposing repatriation tax on deemed repatriated earnings of foreign subsidiaries. U.S. Generally Accepted Accounting Principles ("GAAP") requires that the impact of tax legislation be recognized in the period in which the law was enacted. As a result of the 2017 Tax Act, we recorded $0.2 million of income tax expense in the fourth quarter of 2017. The provisional amount related to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future was $1.6 million income tax benefit, which includes a $1.2 million income tax expense related to an increase in the valuation allowance. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was $1.8 million income tax expense based on the cumulative foreign earnings of $14.1 million and our current best estimates. Additionally, we recognized a tax charge of $0.6 million as an additional provision for withholding taxes on undistributed earnings not considered to be permanently reinvested.
We recorded a current tax benefit of $1.5 million for the finalization of our accounting for the transition tax on the mandatory deemed repatriation of foreign earnings. The current year benefit is the result of finalizing our analysis of foreign earnings and profits and eligible foreign tax credits to be claimed to offset the tax liability. We finalized our accounting for the income tax effects of the 2017 Tax Act in the fourth quarter 2018.

Fiscal 2017 Compared to Fiscal 2016
The following tables are a summary of service revenues (excluding reimbursed management type contract revenue), cost of services (excluding reimbursed management type contract expense) and gross profit by segment for the comparable years ended December 31, 2017 and 2016.
Service revenue by segment is summarized as follows:

	Year Ended December 31,
	Segment One		Segment Two		Other		Total		Variance
(millions)	2017	2016	2017	2016	2017	2016	2017	2016	Amount	%
Lease type contracts
New/Acquired business	$39.8	$7.1	$3.0	$0.9	$—	$—	$42.8	$8.0	$34.8	435.0%
Expired business	28.2	51.2	—	4.5	—	—	28.2	55.7	(27.5)	(49.4)%
Existing business	347.0	344.1	126.3	119.3	—	—	473.3	463.4	9.9	2.1%
Conversions	18.8	17.9	—	—	—	—	18.8	17.9	0.9	5.0%
Total lease type contracts	$433.8	$420.3	$129.3	$124.7	—	—	$563.1	$545.0	$18.1	3.3%
Management type contracts
New/Acquired business	$39.7	$16.4	$15.3	$7.0	$—	$—	$55.0	$23.4	$31.6	135.0%
Expired business	9.9	30.9	2.6	21.9	—	—	12.5	52.8	(40.3)	(76.3)%
Existing business	199.5	200.1	71.2	59.1	9.1	10.5	279.8	269.7	10.1	3.7%
Conversions	0.9	0.9	—	—	—	—	0.9	0.9	—	—%
Total management type contracts	$250.0	$248.3	$89.1	$88.0	$9.1	$10.5	$348.2	$346.8	$1.4	0.4%
Revenue associated with existing business represents business that has been operating for at least one year and operating for the entire period in the comparative period being presented. Revenue associated with expired business relates to contracts that have expired, however, we were operating the business in the comparative period presented.
Services revenue—lease type contracts
Lease type contract revenue increased $18.1 million, or 3.3%, to $563.1 million for the year ended December 31, 2017, compared to $545.0 million for the year-ago period. The increase resulted primarily from increases in revenue from new/acquired business, existing business and business that converted from management type contracts during the year, partially offset by decreases in revenue from expired business. Revenue from expired business includes earnings of $8.5 million for our proportionate share of the net gain on an equity method investee's sale of assets. Existing business revenue increased $9.9 million, or 2.1%, primarily due to an increase in monthly parking revenue, short term revenue, rental revenue and transient revenue.
From a reporting segment perspective, lease type contract revenue increased primarily due to increases in revenue from new/acquired business in Segments One and Two, existing business in Segments One and Two and conversions in Segment One. This was partially offset by decreases in revenue from expired business in Segments One and Two.
Services revenue—management type contracts
Management type contract revenue increased $1.4 million, or 0.4%, to $348.2 million for the year ended December 31, 2017, compared to $346.8 million for the year-ago period. The increase resulted primarily from increases in revenue from new/acquired business and existing business, partially offset by decreases in revenue from expired business. Existing business revenue increased $10.1 million, or 3.7%, primarily due to a change in contract terms for certain management type contracts, whereby the contract terms converted from a management type contract to a "reverse" management type contract, which typically has higher management fees from the facility owner but requires us to pay certain operating costs associated with the facilities operation and net increases in management fees, partially offset by a decrease in other ancillary services.
From a reporting segment perspective, management type contract revenue increased primarily due to increases in revenue from new/acquired business in Segments One and Two and existing business in Segment Two. This was partially offset by decreases in revenue from expired business in Segments One and Two and existing business in Segment One and Other and conversions in Segment One. The Other segment amounts in existing business represent costs not specifically identifiable to Segments One or Two.
Reimbursed management type contract revenue
Reimbursed management type contract revenue increased $2.6 million, or 0.4%, to $679.2 million for the year ended December 31, 2017, compared to $676.6 million in the year-ago period. This increase slight resulted primarily from an increase in reimbursements for costs incurred on behalf of owners.

Segment cost of services information is summarized as follows:

	Year Ended December 31,
	Segment One		Segment Two		Other		Total		Variance
(millions)	2017	2016	2017	2016	2017	2016	2017	2016	Amount	%
Lease type contracts
New/Acquired business	$38.1	$6.7	$2.7	$0.8	$—	$—	$40.8	$7.5	$33.3	444.0%
Expired business	15.8	45.5	—	4.1	—	—	15.8	49.6	(33.8)	(68.1)%
Existing business	323.6	316.1	119.9	114.1	(2.2)	(1.1)	441.3	429.1	12.2	2.8%
Conversions	20.5	19.4	—	—	—	—	20.5	19.4	1.1	5.7%
Total lease type contracts	$398.0	$387.7	$122.6	$119.0	(2.2)	$(1.1)	$518.4	$505.6	$12.8	2.5%
Management type contracts:
New/Acquired business	$23.2	$9.7	$14.7	$6.7	$—	$—	$37.9	$16.4	$21.5	131.1%
Expired business	6.0	19.3	2.1	20.3	—	—	8.1	39.6	(31.5)	(79.5)%
Existing business	123.7	123.4	46.1	36.4	(8.4)	(6.2)	161.4	153.6	7.8	5.1%
Conversions	0.2	0.2	—	—	—	—	0.2	0.2	—	—%
Total management type contracts	$153.1	$152.6	$62.9	$63.4	$(8.4)	$(6.2)	$207.6	$209.8	$(2.2)	(1.0)%

Cost of services associated with existing business represents business that has been operating for at least one year and operating for the entire period in the comparative period being presented. Cost of services associated with expired business relates to contracts that have expired, however, we were operating the business in the comparative period presented.
Cost of services—lease type contracts
Cost of services for lease type contracts increased $12.8 million, or 2.5%, to $518.4 million for the year ended December 31, 2017, compared to $505.6 million for the year-ago period. The increase resulted primarily from increases in costs from new/acquired business, existing business and business that converted from management type contracts during the year, partially offset by decreases in costs expired business. Existing business costs increased $12.2 million, or 2.8%, primarily due to compensation and benefit costs and overall net operating costs and an increase in rent expense as a result of higher revenues for existing business, partially offset by unallocated insurance reserve adjustments/costs and other unallocated corporate items.
From a reporting segment perspective, cost of services for lease type contracts increased primarily due to increases in costs from new/acquired business in Segments One and Two, existing business in Segments One and Two and conversions in Segment One. This was partially offset by a decrease in costs from expired business in Segments One and Two and existing business in Other. The Other segment amounts in existing business represent costs not specifically identifiable to Segments One or Two.
Cost of services—management type contracts
Cost of services for management type contracts decreased $2.2 million, or 1.0%, to $207.6 million for the year ended December 31, 2017, compared to $209.8 million for the year-ago period. The decrease resulted primarily from decreases in costs from expired business, partially offset by increases in new/acquired business and existing business. Existing business costs increased $7.8 million, or 5.1%, primarily due to a change in contract terms for certain management type contracts, whereby the contract terms converted from a management type contract to a "reverse" management type contract, which typically have higher operating costs associated with the facilities operation but allow us to have a higher management fee from the owner, compensation and benefit costs and overall net operating costs, partially offset by lower costs related to ancillary services and unallocated insurance reserve adjustments/costs and other unallocated corporate items.
From a reporting segment perspective, cost of services for management type contracts decreased primarily due to decreases in costs from expired business in Segments One and Two and existing business in Other. This was partially offset by increases in costs from new/acquired business in Segments One and Two and existing business in Segments One and Two. The Other segment amounts in existing business represent costs not specifically identifiable to Segments One or Two.
Reimbursed management type contract expense
Reimbursed management type contract expense increased $2.6 million, or 0.4%, to $679.2 million for the year ended December 31, 2017, compared to $676.6 million in the year-ago period. This slight increase resulted from an increase in reimbursements for costs incurred on behalf of owners.

Segment gross profit/gross profit percentage information is summarized as follows:

	Year Ended December 31,
	Segment One		Segment Two		Other		Total		Variance
(millions)	2017	2016	2017	2016	2017	2016	2017	2016	Amount	%
Lease type contracts
New/Acquired business	$1.7	$0.4	$0.3	$0.1	$—	$—	$2.0	$0.5	$1.5	300.0%
Expired business	12.4	5.7	—	0.4	—	—	12.4	6.1	6.3	103.3%
Existing business	23.4	28.0	6.4	5.2	2.2	1.1	32.0	34.3	(2.3)	(6.7)%
Conversions	(1.7)	(1.5)	—	—	—	—	(1.7)	(1.5)	(0.2)	13.3%
Total lease type contracts	$35.8	$32.6	$6.7	$5.7	$2.2	$1.1	$44.7	$39.4	$5.3	13.5%
(Percentages)
Gross profit percentage lease type contracts
New/Acquired business	4.3%	5.6%	10.0%	11.1%	—%	—%	4.7%	6.3%
Expired business	44.0%	11.1%	—%	8.9%	—%	—%	44.0%	11.0%
Existing business	6.7%	8.1%	5.1%	4.4%	—%	—%	6.8%	7.4%
Conversions	-9.0%	-8.4%	—%	—%	—%	—%	-9.0%	-8.4%
Total gross profit percentage	8.3%	7.8%	5.2%	4.6%	—%	—%	7.9%	7.2%
Management type contracts
New/Acquired business	$16.5	$6.7	$0.6	$0.3	—	—	$17.1	$7.0	$10.1	144.3%
Expired business	3.9	11.6	0.5	1.6	—	—	4.4	13.2	(8.8)	(66.7)%
Existing business	75.8	76.7	25.1	22.7	17.5	16.7	118.4	116.1	2.3	2.0%
Conversions	0.7	0.7	—	—	—	—	0.7	0.7	—	—
Total management type contracts	$96.9	$95.7	$26.2	$24.6	$17.5	$16.7	$140.6	$137.0	$3.6	2.6%
(Percentages)
Gross profit percentage management type contracts
New/Acquired business	41.6%	40.9%	3.9%	4.3%	—%	—%	31.1%	29.9%
Expired business	39.4%	37.5%	19.2%	7.3%	—%	—%	35.2%	25.0%
Existing business	38.0%	38.3%	35.3%	38.4%	192.3%	159.0%	42.3%	43.0%
Conversions	77.8%	77.8%	—%	—%	—%	—%	77.8%	77.8%
Total gross profit percentage	38.8%	38.5%	29.4%	28.0%	192.3%	159.0%	40.4%	39.5%
Gross profit associated with existing business represents business that has been operating for at least one year and operating for the entire period in the comparative period being presented. Gross profit associated with expired business relates to contracts that have expired, however, we were operating the business in the comparative period presented.
Gross profit—lease type contracts
Gross profit for lease type contracts increased $5.3 million, or 13.5%, to $44.7 million for the year ended December 31, 2017, compared to $39.4 million for the year-ago period. Gross profit for lease type contracts increased primarily due to expired business and new/acquired business, partially offset by existing business and business that converted from management type contracts during the year. Gross profit on expired business includes earnings of $8.5 million for our proportionate share of the net gain of an equity method investee's sale of assets. Gross profit on existing business decreased primarily due to a net increase in rent expense as a result of higher revenues for existing business, net increases in compensation and benefit costs and overall net operating costs, partially offset by net increases in monthly parking revenue, short term revenue, rental revenue, transient revenue and unallocated insurance reserve adjustments/costs and other unallocated corporate items.
From a reporting segment perspective, gross profit for lease type contracts increased primarily due to new/acquired business in Segments One and Two, expired business in Segment One and existing business in Segment Two and Other. This was partially offset by decreases in expired business in Segment Two, existing business in Segment One and conversions in Segment One. The Other segment amounts in existing business represent costs not specifically identifiable to Segments One or Two.
Gross profit—management type contracts
Gross profit for management type contracts increased $3.6 million, or 2.6%, to $140.6 million for the year ended December 31, 2017, compared to $137.0 million in for the year-ago period. Gross profit for management type contracts increases were primarily the result of new/acquired business, partially offset by decreases in expired business, existing business and business that converted from lease type contracts during the year. Gross profit for management type contracts decreased on existing business primarily due to net increases in overall net operating costs and compensation and benefit costs, partially offset by net increases in management fees and unallocated insurance reserve adjustments/costs and other unallocated corporate items.
From a reporting segment perspective, gross profit for management type contracts increased primarily due new/acquired business in Segments One and Two and existing business in Segment Two and Other. This was partially offset by decreases in expired business in Segments One and Two, existing business in Segment One and conversions in Segment One. The Other segment amounts in existing business represent costs not specifically identifiable to Segments One or Two.

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
Interest expense
Interest expense decreased $1.3 million, or 12.4%, to $9.2 million for the year ended December 31, 2017, as compared to $10.5 million for the year-ago period. This decrease resulted primarily from a decrease in average borrowing rates and reductions in borrowings under our credit facility.
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
Income tax expense
For the year ended December 31, 2017, we recognized income tax expense of $27.7 million on earnings before income taxes of $72.2 million compared to a $15.8 million income tax expense on earnings before income taxes of $41.8 million for the year ended December 31, 2016. Our effective tax rate was 38.4% for the year ended December 31, 2017, compared to 37.8% for the year ended December 31, 2016. The $11.9 million increase in income tax expense was primarily due to an increase in earnings before income taxes for the year ended December 31, 2017, compared to December 31, 2016, and the net effect of changes to U.S. tax law.
On December 22, 2017, the 2017 Tax Act was signed into law. The Tax Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35.0% to 21.0% effective January 1, 2018, while also implementing a territorial tax system and imposing repatriation tax on deemed repatriated earnings of foreign subsidiaries. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted. As a result of the 2017 Tax Act, we recorded $0.2 million of income tax expense in the fourth quarter of 2017. The provisional amount related to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future was a $1.6 million income tax benefit, which includes $1.2 million income tax expense related to an increase in the valuation allowance. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was $1.8 million income tax expense based on the cumulative foreign earnings of $14.1 million and our current best estimates. Additionally, we recorded a tax charge of $0.6 million as an additional provision for withholding taxes on undistributed earnings not considered to be permanently reinvested.

Liquidity and Capital Resources
General
We continually project anticipated cash requirements for our operating, investing, and financing needs as well as cash flows generated from operating activities available to meet these needs. Our operating needs can include, among other items, commitments for cost of services, operating leases, payroll payments, insurance claims payments, interest payments and legal settlements. Our investing and financing spending can include payments for acquired businesses, joint ventures, capital expenditures, cost of contracts purchased, commitments for capital leases, distributions to noncontrolling interests and payments on our outstanding indebtedness.
Outstanding Indebtedness
As of December 31, 2018, we had total indebtedness of approximately $386.6 million, an increase of $232.8 million from $153.8 million as of December 31, 2017. The $386.6 million includes:

•	$371.2 million under our Senior Credit Facility (as defined below); and

•	$15.4 million of other debt including capital lease obligations, obligations on seller notes and other indebtedness.
Former Amended and Restated Credit Facility
On February 20, 2015, we amended and restated our credit facility (the "Former Restated Credit Facility") that permitted aggregate borrowings of $400.0 million consisting of (i) a revolving credit facility of up to $200.0 million at any time outstanding, which includes a $100.0 million sublimit for letters of credit and a $20.0 million sublimit for swing-line loans, and (ii) a term loan facility of $200.0 million. The Former Restated Credit Facility was due to mature on February 20, 2020.
Senior Credit Facility
On November 30, 2018 (the "Closing Date"), in connection with the acquisition of Bags, we entered into a credit agreement (the “Credit Agreement”) with Bank of America, N.A. (“Bank of America”), as Administrative Agent, swing-line lender and a letter of credit issuer; Wells Fargo Bank, N.A., as syndication agent; BMO Harris Bank N.A., JPMorgan Chase Bank, N.A., KeyBank National Association and U.S. Bank National Association, as co-documentation agents; Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners; and the lenders party thereto (the “Lenders”). Pursuant to the terms, and subject to the conditions, of the Credit Agreement, the Lenders have made available to us a new senior secured credit facility (the “Senior Credit Facility”) that permits aggregate borrowings of $550 million consisting of (i) a revolving credit facility of up to $325 million at any time outstanding, which includes a letter of credit facility that is limited to $100 million at any time outstanding, and (ii) a term loan facility of $225 million. The Senior Credit Facility matures on November 30, 2023.
The entire amount of the term loan portion of the Senior Credit Facility was drawn by the Company on the Closing Date and is subject to scheduled quarterly amortization of principal in installments equal to 1.25% of the initial aggregate principal amount of such term loan. The Company also borrowed $174.8 million under the revolving credit facility on the Closing Date. The proceeds from these borrowings were used by the Company to pay the purchase price for the Acquisition (See Note 2. Acquisition), to pay other costs and expenses related to the acquisition of Bags and the related financing and to repay in full the obligations under the Former Restated Credit Facility. In addition, proceeds from the Senior Credit Facility may be used to finance working capital, capital expenditures and other acquisitions, payments and general corporate purposes.
Borrowings under the Senior Credit Facility bear interest, at the Company’s option, (i) at a rate per annum based on the Company’s consolidated total debt to EBITDA ratio for the 12-month period ending as of the last day of the immediately preceding fiscal quarter, determined in accordance with the applicable pricing levels set forth in the Credit Agreement (the “Applicable Margin”) for London Interbank Offered Rate (or a comparable or successor rate approved by Bank of America) (“LIBOR”) loans, plus the applicable LIBOR rate or (ii) the Applicable Margin for base rate loans plus the highest of (x) the federal funds rate plus 0.5%, (y) the Bank of America prime rate and (z) a daily rate equal to the applicable LIBOR rate plus 1.0%.
Under the terms of the Credit Agreement, we are required to maintain a maximum consolidated total debt to EBITDA ratio of not greater than 4.25:1.0 with certain step-downs described in the Credit Agreement. In addition, we are required to maintain a minimum consolidated fixed charge coverage ratio of not less than 3.50:1.0 (with certain step-ups described in the Credit Agreement).
Events of default under the Credit Agreement include failure to pay principal or interest when due, failure to comply with the financial and operational covenants, the occurrence of any cross default event, non-compliance with other loan documents, the occurrence of a change of control event, and bankruptcy and other insolvency events. If an event of default occurs and is continuing, the Administrative Agent can, with the consent of the required Lenders, among others (i) terminate the commitments under the Credit Agreement, (ii) accelerate and require the Company to repay all the outstanding amounts owed under the Credit Agreement, and (iii) require the Company to cash collateralize any outstanding letters of credit
Each wholly owned domestic subsidiary of the Company (subject to certain exceptions set forth in the Credit Agreement) has guaranteed all existing and future indebtedness and liabilities of the other guarantors and the Company arising under the Credit Agreement. The Company’s obligations under the Credit Agreement and such domestic subsidiaries’ guaranty obligations are secured by substantially all of their respective assets.
The Company is in compliance with debt covenants as of December 31, 2018.

As of December 31, 2018, we had $386.6 million of borrowing availability under the Credit Agreement, of which we could have borrowed $386.7 million on December 31, 2018 and remained in compliance with the above described covenants as of such date. Our borrowing availability under the Credit Agreement is limited only as of our fiscal quarter-end by the covenant restrictions described above. At December 31, 2018, we had $51.1 million letters of credit outstanding under the Senior Credit Facility and borrowings against the Senior Credit Facility aggregated $375.0 million (excluding debt discount of $1.6 million and deferred financing costs of $2.2 million).
Stock Repurchases
In May 2016, our Board of Directors authorized us to repurchase, on the open market, shares of our outstanding common stock in an amount not to exceed $30.0 million in aggregate. Purchases of our common stock may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with Rule 10b-18 and 10b5-1 under the Exchange Act. The share repurchase program does not obligate us to repurchase any particular amount of common stock, and has no fixed termination date. Under this program, we repurchased 305,183 shares of common stock through December 31, 2018 at an average price of $24.43 per share, resulting in $7.5 million in program-to-date repurchases. No repurchases were made during the year ended December 31, 2018.
Letters of Credit
We provided letters of credit totaling $24.9 million and $33.4 million to our casualty insurance carriers to collateralize our casualty insurance program as of December 31, 2018 and 2017, respectively.
We provided $26.2 million and $15.1 million in letters of credit to collateralize other obligations as of December 31, 2018 and 2017, respectively.
Deficiency Payments
Pursuant to our obligations with respect to the parking garage operations at Bradley International Airport, we are required to make certain deficiency payments for the benefit of the State of Connecticut and for holders of special facility revenue bonds. The deficiency payments represent contingent interest bearing advances to the trustee to cover operating cash flow requirements. As of December 31, 2018, we had made $3.9 million of cumulative deficiency payments to the trustee, net of reimbursements. Deficiency payments made are recorded as increases to cost of services and deficiency repayments are recorded as reductions to cost of services. We believe these advances to be fully recoverable and will recognize the principal, interest and premium payments related to these deficiency payments when they are received. We do not directly guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.
The total deficiency repayments (net of payments made), interest and premium received and recorded for the years ended 2018, 2017 and 2016 are as follows:

	Year Ended December 31
(millions)	2018	2017	2016
Deficiency repayments	$3.9	$2.0	$1.7
Interest	0.9	0.6	0.5
Premium	$0.3	$0.2	$0.2
Lease Commitments
We have minimum lease commitments of $170.6 million for fiscal 2019. The leased properties generate sufficient cash flow to meet the base rent payment.
Certain lease type contracts acquired in a previous acquisition include provisions allocating to us responsibility for the cost of certain structural and other repairs required to be made to the leased property, including improvement and repair costs arising as a result of ordinary wear and tear. During the year ended December 31, 2018, 2017 and 2016, we recorded $nil, $0.1 million and $0.7 million, respectively, of costs (net of our expected recoveries through the applicable indemnity) in Cost of services-Lease type contracts within the Consolidated Statements of Income for structural and other repair costs related to these lease type contracts, whereby, we have expensed repair costs and engaged third-party general contractors to complete structural and other repair projects, and other indemnity-related costs. Based on information available at this time, the Company believes that it has completed and incurred all additional costs for certain structural and other repair costs for certain lease type contracts acquired in a previous acquisition.
Daily Cash Collections
As a result of day-to-day operations, we collect significant amounts of cash. Lease type contract revenue is generally deposited into our local bank accounts, with a portion remitted to our clients in the form of rental payments according to the terms of the leases. Under management type contracts, clients may require us to deposit the daily receipts into one of our local bank accounts, with the cash in excess of our operating expenses and management fees remitted to the clients at negotiated intervals, may require us to deposit the daily receipts into client designated bank accounts and the clients then reimburse us for operating expenses and pay our management fee subsequent to month-end or may require segregated bank accounts for the receipts and disbursements at locations. Our working capital and liquidity may be adversely affected if a significant number of our clients require us to deposit all parking revenues into their respective accounts.
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
Cash and Cash Equivalents
We had cash and cash equivalents of $39.9 million at December 31, 2018, compared to $22.8 million at December 31, 2017. The cash balances reflect our ability to utilize funds deposited into our local bank accounts. Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements was $1.7 million and $0.3 million as of December 31, 2018 and 2017, respectively, and are included within Cash and cash equivalents within the Consolidated Balance Sheets. Availability, timing of deposits and the subsequent movement of cash into our corporate bank accounts may result in significant changes to our cash balances.
Summary of Cash Flows

	Years ended December 31,
(millions)	2018	2017	2016
Net cash provided by operating activities	$70.9	$45.2	$59.7
Net cash provided by (used in) investing activities	$(268.4)	$2.3	$(13.8)
Net cash provided by (used in) financing activities	$215.2	$(47.2)	$(42.1)
Operating Activities
Our primary sources of funds are cash flows from operating activities and changes in operating assets and liabilities.
Net cash provided by operating activities totaled $70.9 million for 2018, compared to $45.2 million for 2017. Cash provided during 2018 included $70.7 million from operations, partially offset by changes in operating assets and liabilities that resulted in a cash source of $0.2 million. The net increase in operating assets and liabilities resulted primarily from: (i) a net increase in accounts payable and accrued liabilities of $14.7 million, which primarily resulted from timing of payments to our clients as described under "Daily Cash Collections", partially offset by recognizing a contract liability upon the adoption of Topic 606 (effective January 1, 2018); (ii) a net decrease in prepaid expenses and other of $2.2 million, primarily due to a decrease in prepaid taxes; offset by (iii) a net increase in notes and accounts receivable of $16.7 million due to recognizing a contract asset upon adoption of Topic 606 (effective January 1, 2018) and timing of collections.
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
Investing Activities
Net cash used in investing activities totaled for $268.4 million for 2018, compared to net cash provided of $2.3 million in 2017. Cash used in investing activities in 2018 included (i) $277.9 million for the acquisition of Bags, net of cash acquired; (ii) $8.9 million for capital investments needed to secure and/or extend leased and managed facilities and investments in information system enhancements and infrastructure; (iii) $1.1 million for cost of contract purchases; offset by (iv) $19.3 million in proceeds received from the sale of an equity method investee's sale of assets; and (v) $0.2 million of proceeds from the sale of assets and contract terminations.
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

Financing Activities
Net cash provided by financing activities totaled $215.2 million in 2018, compared to a use of $47.2 million in 2017. Cash provided by financing activities for 2018 included (i) net proceeds from the credit facility of $222.2 (primarily due to the acquisition of Bags); offset by (ii) payments of debt issuance costs and original discount on borrowings of $3.2 million; (iii) distributions to noncontrolling interests of $3.3 million; and (iv) payments on other long-term borrowings of $0.5 million.
Net cash used in financing activities totaled $47.2 million in 2017, compared to $42.1 million in 2016. Cash used in financing activities for 2017 included (i) net payments on the credit facility of $43.5 million; (ii) distributions to noncontrolling interests of $3.2 million; and (iii) payments on other long-term borrowings of $0.5 million.
Summary Disclosures about Contractual Obligations and Commercial Commitments
The following summarizes certain of our contractual obligations at December 31, 2018 and the effect such obligations are expected to have on our liquidity and cash flow in future periods. The nature of our business is to manage parking facilities and as a result, we do not have significant short-term purchase obligations.

		Payments Due by Period
	Total	2019	2020 - 2021	2022 - 2023	2024 and thereafter
(millions)
Contractual obligations
Operating leases (1)	$627.0	$170.6	$217.0	$122.4	$117.0
Capital leases	17.9	2.3	4.6	4.0	7.0
Service concession arrangements (2)	$172.8	$85.9	$49.2	$21.7	$16.0
Total contractual obligations	$817.7	$258.8	$270.8	$148.1	$140.0
Other Long-Term Liabilities
Deferred Compensation	$6.2	$0.5	$1.1	$1.2	$3.4
Other long-term liabilities (3)	49.6	20.0	11.7	10.6	7.3
Total other long-term liabilities	$55.8	$20.5	$12.8	$11.8	$10.7
Commercial Commitments
Senior Credit Facility (4)	$375.0	$11.2	$22.5	$341.3	$—
Other Debt (4)	1.2	1.2	—	—	—
Interest payments on debt and long-term liabilities	76.5	17.2	32.0	27.3	—
Letters of credit (5)	51.1	51.1	—	—	—
Total commercial commitments	$503.8	$80.7	$54.5	$368.6	$—
Total	$1,377.3	$360.0	$338.1	$528.5	$150.7

(1)	Represents minimum rental commitments, excluding (i) contingent rent provisions under all non-cancelable leases; and (ii) sublease income of $8.4 million.

(2)	Represents lease type contracts that meet the definition of service concession arrangements under Topic 853.

(3)	Represents customer deposits, insurance claims and obligation related to acquisitions.

(4)	Represents principal amounts. See Note 13. Borrowing Arrangements to the Consolidated Financial Statements included in Part IV, Item 15. "Exhibits and Financial Statements Schedules."

(5)	Represents aggregate amount of currently issued letters of credit at their maturities.
We received deficiency repayments (net of deficiency payments made) related to the Bradley Agreement of $3.9 million, $2.0 million and $1.7 million for the years ended December 31, 2018 and 2017 and 2016, respectively.
The above schedule does not include any amounts for expected deficiency payments in the "less than one year" category or any other "payments due by period" category, as we concluded that the potential for future deficiency payments did not meet the criteria of both probable and estimable.
Payments related to the provisional one-time transition tax liability recorded in connection with the enactment of the 2017 Tax Act are also excluded. The provisional transition tax liability was $0.5 million at December 31, 2018 and is payable over a period of up to eight years.  See Note 16. Income Taxes to the Consolidated Financial Statements included in Part IV, Item 15. "Exhibits and Financial Statements Schedules" for further discussion.

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
A multi-step impairment test is performed on goodwill. For our fourth quarter 2018 and 2017 goodwill impairment tests, we utilized the option to evaluate various qualitative factors to determine the likelihood of impairment and if it was more likely than not that the fair value of the reporting units were less than the carrying value of the reporting unit. We concluded there was no impairment of goodwill at any of the reporting units.
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
Insurance Reserves
We purchase comprehensive casualty insurance (including, but not limited to, general/garage liability, automobile liability, garage-keepers legal liability, worker's compensation and umbrella/excess liability insurance) covering certain claims that arise in connection with our operations. Under our various liability and workers' compensation insurance policies, we are obligated to pay directly or reimburse the insurance carrier for the deductible / retention amount of each loss covered by our general/garage liability, automobile liability, workers' compensation and garage keepers legal liability policies. As a result, we are effectively self-insured for all claims up to the deductible / retention amount for each loss. It is our policy to record our self-insurance liabilities based on claims filed and an estimate of claims incurred but not yet reported. We utilize historical claims experience and actuarial methods which consider a number of factors to estimate our ultimate cost of losses incurred in determining the required level of insurance reserves and timing of expense recognition associated with claims against us. This determination requires the use of judgment in both the estimation of probability when determining the required insurance reserves and amount to be recognized as an expense. Future information regarding historical loss experience may require changes to the level of insurance reserves and could result in increased expense recognition in the future.
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
Deferred income taxes are computed using the asset and liability method, such that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial reporting amounts and the tax bases of existing assets and liabilities based on currently enacted tax laws and tax rates in effect for the periods in which these temporary differences are expected to reverse or be settled. Income tax expense is the tax payable for the period plus the change during the period in deferred income taxes. We have certain state net operating loss carry forwards which expire in 2036. We consider a number of factors in its assessment of the recoverability of its net operating loss carryforwards including their expiration dates, the limitations imposed due to the change in ownership as well as future projections of income. Future changes in our operating performance along with these considerations may significantly impact the amount of net operating losses ultimately recovered, and its assessment of their recoverability.
When evaluating our tax positions, we account for uncertainty in income taxes in our Consolidated Financial Statements. Our evaluation of a tax position is a two-step process, the first step being recognition. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon tax examination, including resolution of any related appeals or litigation processes, based on only the technical merits of the position and the weight of available evidence. If a tax position does not meet the more-likely-than-not threshold, which is more than 50% likely of being realized, the benefit of that position is not recognized in our financial statements. The second step is measurement of the tax benefit. The tax position is measured as the largest amount of benefit that is more-likely-than-not of being realized, which is more than 50% likely of being realized upon ultimate resolution with a taxing authority.
On December 22, 2017, the U.S. Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was signed into law. The 2017 Tax Act includes significant changes to the corporate income tax system in the United States, including a federal corporate rate reduction from 35% to 21% and the transition of United States international taxation from a worldwide tax system to a territorial tax system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The 2017 Tax Act requires complex computations to be performed that were not previously required in U.S. tax law, significant judgments to be made in interpretation of the provisions of the 2017 Tax Act and significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Department of Treasury, the Internal Revenue Service (IRS), foreign jurisdictions, state jurisdictions and other standard-setting bodies could interpret or issue guidance on how provisions of the 2017 Tax Act will be applied or otherwise administered that is different than our interpretation. We are required to recognize the effect of the tax law changes in the period of enactment, which include determining the transition tax, remeasuring our deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act of 2017 (SAB 118), as issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete accounting for certain income tax effects of the 2017 Tax Act. We completed our analysis of the income tax effects of the 2017 Tax Act in the fourth quarter of 2018 (within the measurement period not to extend beyond one year) in accordance with SAB 118.
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
On November 30, 2018, we entered into the Credit Agreement. Pursuant to the terms, and subject to the conditions, of the Credit Agreement, as described in Note 13. Borrowing Arrangements within our Consolidated Financial Statements included in Part IV, Item 15, "Exhibits and Financial Statement Schedules", the Lenders have made available to us a Senior Credit Facility that permits aggregate borrowings of $550.0 million consisting of (i) a revolving credit facility of up to $325.0 million at any time outstanding, which includes a letter of credit facility that is limited to $100.0 million at any time outstanding, and (ii) a term loan facility of $225.0 million, subject to securing additional commitments from the Lenders or new lending institutions. Interest expense on such borrowings is sensitive to changes in the market rate of interest. If we were to borrow the entire $134.5 million available under the revolving credit facility, a 1 percent (%) increase in the average market rate would result in an increase in our annual interest expense of $1.3 million. This amount is determined by considering the impact of the hypothetical interest rates on our borrowing cost, but does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Due to the uncertainty of the specific changes and their possible effects, the foregoing sensitivity analysis assumes no changes in our financial structure.
Foreign Currency Risk
Substantially all of our operations are conducted in the United States and, as such, are not subject to material foreign currency exchange risk. All foreign investments are denominated in U.S. dollars, with the exception of Canada. We had approximately $4.2 million of Canadian dollar denominated cash instruments at December 31, 2018, and no debt instruments denominated in Canadian dollar at December 31, 2018. We do not hold any hedging instruments related to foreign currency transactions.
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
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Prior to the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Corporate Controller, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (the "Evaluation") at a reasonable assurance level as of the last day of the period covered by this Form 10-K.
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
Based upon the Evaluation, our Chief Executive Officer, Chief Financial Officer and Corporate Controller concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2018.
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
Prior to the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, our management assessed the effectiveness of our internal control over financial reporting as of the last day of the period covered by the report. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (2013 Framework). Based on our Evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018. Management's assessment of internal control over financial reporting as of December 31, 2018 excludes internal control over financial reporting related to ZWB Holdings, Inc. and Rynn's Luggage Corporation, their subsidiaries and affiliates (collectively, "Bags") (acquired on November 30, 2018).

Ernst & Young LLP has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal control over financial reporting that occurred during the year ended December 31, 2018, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Management's assessment and conclusions on the effectiveness of internal control over financial reporting did not include the internal controls of Bags, which is included in the 2018 Consolidated Financial Statements of SP Plus Corporation. We will incorporate Bags into our annual evaluation of internal control over financial reporting for the year ending December 31, 2019. Bags constituted 2% and 3% of the Company's total and net assets, excluding goodwill and intangible assets recognized as part of purchase accounting, respectively, as of December 31, 2018 and 1% and 3% of the Company's revenue and net income attributable to SP Plus Corporation, respectively, for the year then ended.

Item 9B.    Other Information
None.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information required by this item with respect to our directors and compliance by our directors, executive officers and certain beneficial owners of our common stock with Section 16(a) of the Exchange Act is incorporated by reference to all information under the captions entitled "Board Matters—Nominees for Director," "Board Matters—Nomination Process," "Our Corporate Governance Practices—Codes of Conduct and Ethics," "Board Committees and Meetings," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" included in our 2019 Proxy Statement.
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
Item 11.    Executive Compensation
Information required by this item is incorporated by reference to all information under the caption entitled "Compensation Discussion and Analysis," "Compensation Committee Report," "Executive Compensation," and "Non-Employee Director Compensation" included in our 2019 Proxy Statement.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item is incorporated by reference to all information under the caption entitled "Equity Compensation Plan Information" and "Security Ownership" included in our 2019 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions and Director Independence
Information required by this item is incorporated by reference to all information under the caption "Board Matters—Nomination Process—Board Designees," "Our Corporate Governance Practices—Director Independence," "Our Corporate Governance Practices—Related-Party Transaction Policy," and "Transactions with Related Persons and Control Persons" included in our 2019 Proxy Statement.
Item 14.    Principal Accountant Fees and Services
Information required by this item is incorporated by reference to all information under the caption "Audit Committee Disclosure—Principal Accounting Fees and Services," and "Audit Committee Disclosure—Procedures for Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm" included in our 2019 Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report

1. All Financial Statements
2. Financial Statement Schedule
The following financial statement schedule is included in this report and should be read in conjunction with the financial statements and Reports of Independent Registered Public Accounting Firm referred to above.

Schedule II—Valuation and Qualifying Accounts	94
Other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the notes thereto.
3. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date/Period End Date
2.1	Stock Purchase Agreement dated as of October 16, 2018, by and among Craig Mateer, ZWB Holdings, Inc., Rynn's Luggage Corporation and the Company. The schedules and exhibits to the Stock Purchase Agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K but will be provided supplementally to the Securities and Exchange Commission upon request.	8-K	2.1	October 17, 2018

3.1	Second Amended and Restated Certificate of Incorporation of the Company filed on June 2, 2004.	10-K	3.1	December 31, 2008

3.1.1	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company effective as of January 7, 2008.	10-K	3.1.1	December 31, 2008

3.1.2	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company effective as of April 29, 2010.	10-Q	3.1.3	June 30, 2010

3.1.3	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company effective as of May 6, 2010.	10-Q	3.1.4	June 30, 2010

3.1.4	Certificate of Ownership and Merger, as filed with the Secretary of State of the State of Delaware on November 25, 2013, effective as of December 2, 2013.	8-K	3.1	December 2, 2013

3.2	Fourth Amended and Restated Bylaws of the Company dated January 1, 2010.	10-Q	3.1	September 30, 2016

3.2.1		Amendment to Fourth Amended and Restated Bylaws of the Company dated February 19, 2016.	10-Q	3.1.1	September 30, 2016

3.2.2		Amendment to Fourth Amended and Restated Bylaws of the Company dated August 5, 2016.	10-Q	3.1.2	September 30, 2016

4.1		Specimen common stock certificate.	10-K	4.1	December 31, 2015

10.1		Credit Agreement, dated as of November 30, 2018, by and among the Company, as the borrower; certain subsidiaries of the Company, as guarantors; Bank of America, N.A., as administrative agent, swing-line lender and a letter of credit issuer; Wells Fargo Bank, N.A., as syndication agent; BMO Harris Bank N.A., JPMorgan Chase Bank, N.A., KeyBank National Association, and U.S. Bank National Association, as co-documentation agents; Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Wells Fargo Securities LLC, as joint lead arrangers and joint bookrunners, and the lenders party thereto.	8-K	10.1	November 30, 2018

10.1.1	*	First Amendment to Credit Agreement, dated as of February 4, 2019, entered into among the Company, the Guarantors and Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer.

10.2	+	Employment Agreement dated May 18, 1998 and made effective on March 30, 1998 between the Company and Robert N. Sacks.	10-K	10.24	December 31, 2001

10.2.1	+	First Amendment to Employment Agreement dated as of November 7, 2001 between the Company and Robert N. Sacks.	10-K	10.25	December 31, 2001

10.2.2	+	Second Amendment to Employment Agreement dated as of August 1, 2003 between the Company and Robert N. Sacks.	S-1	10.7.2	February 10, 2004

10.2.3	+	Third Amendment to Employment Agreement dated as of April 1, 2005 between the Company and Robert N. Sacks.	10-K	10.7.3	December 31, 2008
10.2.4	+	Fourth Amendment to Employment Agreement dated as of December 29, 2008 between the Company and Robert N. Sacks.	10-K	10.7.4	December 31, 2008

10.2.5	+	Fifth Amendment to Employment Agreement dated as of January 28, 2009 between the Company and Robert N. Sacks.	10-K	10.7.5	December 31, 2008

10.2.6	+	Sixth Amendment to Employment Agreement dated as of February 16, 2017 between the Company and Robert N. Sacks.	10-K	10.6.6	December 31, 2016

10.3	+	Amended and Restated Executive Employment Agreement dated as of December 1, 2002 between the Company and John Ricchiuto.	10-K	10.22.2	December 31, 2012

10.3.1	+	First Amendment to Amended and Restated Executive Employment Agreement dated as of April 11, 2005, between the Company and John Ricchiuto.	8-K	10.3	March 7, 2005

10.3.2	+	Second Amendment to Employment Agreement dated as of December 28, 2008 between the Company and John Ricchiuto.	10-K	10.10.2	December 31, 2012

10.3.3	+	Third Amendment to Employment Agreement dated as of April 2, 2012 between the Company and John Ricchiuto.	10-Q	10.8	June 30, 2012

10.4	+	Amended and Restated Executive Employment Agreement between the Company and G Marc Baumann dated November 19, 2014 effective as of January 1, 2015.	10-K	10.12	December 31, 2014

10.5	+	Executive Employment Agreement dated March 17, 2005 between the Company and Gerard M. Klaisle.	10-K	10.14	December 31, 2009

10.5.1	+	First Amendment to Amended and Restated Executive Employment Agreement dated December 29, 2008 between the Company and Gerard M. Klaisle.	10-K	10.14.1	December 31, 2009

10.5.2	+	Second Amendment to Amended and Restated Executive Employment Agreement dated July 28, 2011 between the Company and Gerald M. Klaisle.	10-Q	10.3	September 30, 2011

10.5.3	+	Third Amendment to Executive Employment Agreement dated February 16, 2017 between the Company and Gerald M. Klaisle.	10-K	10.10.3	December 31, 2016

10.6	+	Executive Employment Agreement dated as of September 10, 2012 and made effective as of October 2, 2012 between the Company and Rob Toy.	10-Q	10.9	September 30, 2012

10.6.1	+	First Amendment to Employment Agreement dated as of November 17, 2014 and made effective as of January 1, 2015 between the Company and Rob Toy.	10-K	10.7.1	December 31, 2017

10.6.2	+	Second Amendment to Employment Agreement dated February 15, 2017 between the Company and Rob Toy.	10-K	10.12.1	December 31, 2016

10.7	+	Executive Employment Agreement dated March 25, 2014 and made effective as of March 3, 2014 by and between the Company and Vance C. Johnston.	8-K/A	10.1	March 31, 2014

10.8	*+	SP Plus Corporation Second Amended and Restated Long-Term Incentive Plan, dated as of February 11, 2019.

10.9	+	Form of Performance Share Agreement between the Company and Recipient.	10-K	4.1	December 31, 2015

10.10	+	Form of the Company's Restricted Stock Unit Agreement dated as of July 1, 2008.	8-K	10.1	July 2, 2008

10.10.1	+	First Amendment to Form of the Company's Restricted Stock Unit Agreement.	8-K	10.1	August 6, 2009

10.10.2	+	Second Amendment to Form of the Company's Restricted Stock Unit Agreement dated May 27, 2011.	8-K	10.1	June 2, 2011

10.11		Office Lease dated as of October 31, 2012 between the Company and Piedmont—Chicago Center Owner, LLC.	10-K	10.23	December 31, 2013

10.12		Office Lease dated as of October 17, 2013 between the Company and Riverview Business Center I & II, LLC.	10-K	10.24	December 31, 2013

10.13		Form of Property Management Agreement.	10-K	10.30	December 31, 2005

10.14		Guaranty Agreement of APCOA/Standard Parking, Inc. dated as of March 2000 to and for the benefit of the State of Connecticut, Department of Transportation.	10-K	10.27	December 31, 2008

10.15		Construction, Financing and Operating Special Facility Lease Agreement dated as of March 2000 between the State of Connecticut Department of Transportation and APCOA Bradley Parking Company, LLC.	10-K	10.28	December 31, 2008

10.16		Trust Indenture dated March 1, 2000 between State of Connecticut and First Union National Bank as Trustee.	10-K	10.29	December 31, 2008

14.1		Code of Ethics for Certain Executives.	10-K	14.1	December 31, 2002

21	*	Subsidiaries of the Company.

23	*	Consent of Independent Registered Public Accounting Firm dated as of February 21, 2019.

31.1	*	Section 302 Certification dated February 21, 2019 for G Marc Baumann, Director, President and Chief Executive Officer (Principal Executive Officer).

31.2	*	Section 302 Certification dated February 21, 2019 for Vance C. Johnston, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer).

31.3	*	Section 302 Certification dated February 21, 2019 for Kristopher H. Roy, Vice President Corporate Controller and Assistant Treasurer (Principal Accounting Officer and Duly Authorized Officer).

32	**	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 21, 2019.

101.INS	*	XBRL Instance Document.

101.SCH	*	XBRL Taxonomy Extension Schema.

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	*	XBRL Taxonomy Extension Label Linkbase.

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase.
* Filed herewith.

** Furnished herewith.

+ Management contract or compensation plan, contract or agreement.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of SP Plus Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SP Plus Corporation (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2019 expressed an unqualified opinion thereon.
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
February 27, 2019

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of SP Plus Corporation

Opinion on Internal Control over Financial Reporting
We have audited SP Plus Corporation’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO Criteria). In our opinion, SP Plus Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

As indicated in the accompanying Management’s Annual Report on Internal Controls over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of ZWB Holdings, Inc. and Rynn’s Luggage Corporation, their subsidiaries and affiliates (collectively "Bags"), which are included in the 2018 consolidated financial statements of the Company and constituted 2% and 3% of total and net assets, excluding the goodwill and intangible assets recognized as part of purchase accounting, respectively, as of December 31, 2018 and 1% and 3% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Bags.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, the related notes and the financial statement schedule listed in the Index at Item 15 of the Company and our report dated February 27, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ ERNST & YOUNG LLP
Chicago, Illinois
February 27, 2019

SP Plus Corporation
Consolidated Balance Sheets

	December 31,
(millions, except for share and per share data)	2018	2017
Assets
Cash and cash equivalents	$39.9	$22.8
Notes and accounts receivable, net	150.7	122.3
Prepaid expenses and other	17.2	15.5
Total current assets	207.8	160.6
Leasehold improvements, equipment, land and construction in progress, net	40.3	27.4
Other assets
Advances and deposits	4.2	4.1
Other intangible assets, net	166.0	54.1
Favorable acquired lease contracts, net	17.6	23.3
Equity investments in unconsolidated entities	9.8	18.6
Other assets, net	17.3	18.3
Deferred taxes	14.6	15.9
Cost of contracts, net	9.2	8.9
Goodwill	585.5	431.7
Total other assets	824.2	574.9
Total assets	$1,072.3	$762.9
Liabilities and stockholders' equity
Accounts payable	$110.1	$102.8
Accrued rent	23.5	23.2
Compensation and payroll withholdings	25.8	22.2
Property, payroll and other taxes	9.5	6.8
Accrued insurance	19.7	18.9
Accrued expenses	45.1	25.5
Current portion of long-term obligations under credit facility and other long-term borrowings	13.2	20.6
Total current liabilities	246.9	220.0
Long-term borrowings, excluding current portion
Obligations under credit facility	360.9	132.0
Other long-term borrowings	12.6	1.2
	373.5	133.2
Unfavorable acquired lease contracts, net	24.7	31.5
Other long-term liabilities	58.6	65.1
Total noncurrent liabilities	456.8	229.8
Stockholders' equity
Preferred Stock, par value $0.01 per share; 5,000,000 shares authorized as of December 31, 2018 and 2017; no shares issued	—	—
Common stock, par value $0.001 per share; 50,000,000 shares authorized as of December 31, 2018 and 2017; 22,783,976 and 22,542,672 shares issued and outstanding as of December 31, 2018 and 2017, respectively	—	—
Treasury stock, 305,183 at cost; shares at December 31, 2018 and December 31, 2017	(7.5)	(7.5)
Additional paid-in capital	257.7	254.6
Accumulated other comprehensive loss	(2.4)	(1.2)
Retained earnings	120.7	67.0
Total SP Plus Corporation stockholders' equity	368.5	312.9
Noncontrolling interest	0.1	0.2
Total stockholders' equity	368.6	313.1
Total liabilities and stockholders' equity	$1,072.3	$762.9
See Notes to Consolidated Financial Statements.

SP Plus Corporation
Consolidated Statements of Income

	Years Ended December 31,
(millions, except for share and per share data)	2018	2017	2016
Services revenue
Lease type contracts	$413.9	$563.1	$545.0
Management type contracts	361.5	348.2	346.8
	775.4	911.3	891.8
Reimbursed management type contract revenue	693.0	679.2	676.6
Total services revenue	1,468.4	1,590.5	1,568.4
Cost of services
Lease type contracts	377.6	518.4	505.6
Management type contracts	213.8	207.6	209.8
	591.4	726.0	715.4
Reimbursed management type contract expense	693.0	679.2	676.6
Total cost of services	1,284.4	1,405.2	1,392.0
Gross profit
Lease type contracts	36.3	44.7	39.4
Management type contracts	147.7	140.6	137.0
Total gross profit	184.0	185.3	176.4
General and administrative expenses	91.0	82.9	90.0
Depreciation and amortization	17.9	21.0	33.7
Operating income	75.1	81.4	52.7
Other expense (income)
Interest expense	9.6	9.2	10.5
Interest income	(0.4)	(0.6)	(0.5)
Gain on sale of a business	—	(0.1)	—
Equity in (earnings) losses from investment in unconsolidated entity	(10.1)	0.7	0.9
Total other expenses (income)	(0.9)	9.2	10.9
Earnings before income taxes	76.0	72.2	41.8
Income tax expense	19.6	27.7	15.8
Net income	56.4	44.5	26.0
Less: Net income attributable to noncontrolling interest	3.2	3.3	2.9
Net income attributable to SP Plus Corporation	$53.2	$41.2	$23.1
Common stock data
Net income per common share
Basic	$2.38	$1.86	$1.04
Diluted	$2.35	$1.83	$1.03
Weighted average shares outstanding
Basic	22,394,542	22,195,350	22,238,021
Diluted	22,607,223	22,508,288	22,528,122
See Notes to Consolidated Financial Statements.

SP Plus Corporation
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(millions)	2018	2017	2016
Net income	$56.4	$44.5	$26.0
Other comprehensive (loss) income	(0.6)	0.2	(0.3)
Comprehensive income	55.8	44.7	25.7
Less: Comprehensive income attributable to noncontrolling interest	3.2	3.3	2.9
Comprehensive income attributable to SP Plus Corporation	$52.6	$41.4	$22.8
See Notes to Consolidated Financial Statements.

SP Plus Corporation
Consolidated Statements of Stockholders' Equity

	Common Stock
(millions, except for share and per share data)	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Noncontrolling Interest	Total
Balance (deficit) at December 31, 2015	22,328,578	$—	$247.9	$(1.1)	$2.8	$—	$0.5	$250.1
Net income	—	—	—	—	23.1	—	2.9	26.0
Foreign currency translation adjustments	—	—	—	(0.2)	—	—	—	(0.2)
Effective portion of cash flow hedge	—	—	—	(0.1)	—	—	—	(0.1)
Issuance of stock grants	26,593	—	0.6	—	—	—	—	0.6
Issuance of restricted stock units	1,415	—	—	—	—	—	—	—
Non-cash stock-based compensation related to restricted stock units and performance share units	—	—	2.7	—	—		—	2.7
Treasury stock	—	—	—	—	—	(7.5)	—	(7.5)
Distribution to noncontrolling interest	—	—	—	—	—	—	(3.3)	(3.3)
Balance (deficit) at December 31, 2016	22,356,586	$—	$251.2	$(1.4)	$25.9	$(7.5)	$0.2	$268.4
Cumulative effect adjustment upon adoption of new accounting standard on January 1, 2017	—	—	0.3	—	(0.3)	—	—	—
Balances at January 1, 2017	22,356,586	$—	$251.5	$(1.4)	$25.6	$(7.5)	$0.2	$268.4
Net income	—	—	—	—	41.2	—	3.3	44.5
Foreign currency translation adjustments	—	—	—	0.2	—	—	—	0.2
Issuance of stock grants	27,632	—	0.9	—	—	—	—	0.9
Issuance of restricted stock units	61,599	—	—	—	—	—	—	—
Issuance of performance stock units	96,855	—	—	—	—	—	—	—
Non-cash stock-based compensation related to restricted stock units and performance share units	—	—	2.2	—	—		—	2.2
Distribution to noncontrolling interest	—	—	—	—	—	—	(3.2)	(3.2)
Balance (deficit) at December 31, 2017	22,542,672	$—	$254.6	$(1.2)	$67.0	$(7.5)	$0.2	$313.1
Cumulative effect adjustment upon adoption of new accounting standard on January 1, 2018	—	—	—	(0.6)	0.6	—	—	—
Net income	—	—	—	—	53.2	—	3.2	56.4
Foreign currency translation adjustments	—	—	—	(0.6)	—	—	—	(0.6)
Issuance of stock grants	20,757	—	0.7	—	—	—	—	0.7
Issuance of restricted stock units	161,495	—	—	—	—	—	—	—
Issuance of performance stock units	59,052	—	—	—	—	—	—	—
Non-cash stock-based compensation related to restricted stock units and performance share units	—	—	2.4	—	—	—	—	2.4
Distribution to noncontrolling interest	—	—	—	—	—	—	(3.3)	(3.3)
Balance (deficit) at December 31, 2018	22,783,976	$—	$257.7	$(2.4)	$120.7	$(7.5)	$0.1	$368.6

Note: Amounts may not foot due to rounding.

See Notes to Consolidated Financial Statements.

SP Plus Corporation
Consolidated Statements of Cash Flows

	Year Ended December 31,
(millions)	2018	2017	2016
Operating activities
Net income	$56.4	$44.5	$26.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18.8	21.7	34.2
Net accretion of acquired lease contracts	(1.1)	(2.2)	(1.8)
Loss (gain) on sale of equipment	—	0.2	(0.3)
Net equity in (earnings) losses of unconsolidated entities (net of distributions)	(0.4)	(8.5)	0.5
Gain on sale of equity method investment in unconsolidated entity	(10.1)	—	—
Net gain on sale of a business	—	(0.1)	—
Amortization of debt issuance costs	0.7	0.7	0.8
Amortization of original discount on borrowings	0.5	0.5	0.5
Non-cash stock-based compensation	3.1	3.1	3.4
Provision for losses on accounts receivable	1.5	0.7	0.4
Deferred income taxes	1.3	1.8	(2.1)
Changes in operating assets and liabilities
Notes and accounts receivable	(16.7)	(2.6)	(15.9)
Prepaid assets	0.1	(1.8)	(1.0)
Other assets	2.1	(2.3)	(1.0)
Accounts payable	0.8	(7.2)	14.8
Accrued liabilities	13.9	(3.3)	1.2
Net cash provided by operating activities	70.9	45.2	59.7
Investing activities
Purchase of leasehold improvements and equipment	(8.9)	(6.8)	(13.0)
Proceeds from sale of equipment and contract terminations	0.2	0.8	3.0
Cash received from sale of a business, net	—	0.6	—
Proceeds from sale of equity method investee's sale of assets	19.3	8.4	—
Cost of contracts purchased	(1.1)	(0.7)	(3.8)
Acquisition of business, net of cash acquired	(277.9)	—	—
Net cash (used in) provided by investing activities	(268.4)	2.3	(13.8)
Financing activities
Payments on credit facility revolver	(186.3)	(410.1)	(401.0)
Proceeds from credit facility revolver	333.5	386.6	385.0
Proceeds from credit facility term loan	225.0	—	—
Payments on credit facility term loan	(150.0)	(20.0)	(15.0)
Payments of debt issuance costs and original discount on borrowings	(3.2)	—	—
Payments on other long-term borrowings	(0.5)	(0.5)	(0.3)
Distribution to noncontrolling interest	(3.3)	(3.2)	(3.3)
Repurchase of common stock	—	—	(7.5)
Net cash provided by (used in) financing activities	215.2	(47.2)	(42.1)
Effect of exchange rate changes on cash and cash equivalents	(0.6)	0.3	(0.3)
Increase in cash and cash equivalents	17.1	0.6	3.5
Cash and cash equivalents at beginning of year	22.8	22.2	18.7
Cash and cash equivalents at end of year	$39.9	$22.8	$22.2
Supplemental Disclosures
Cash paid during the period for
Interest	$8.5	$8.0	$9.2
Income taxes, net	$15.3	$26.5	$17.6
Non cash transactions
Capital lease obligations incurred to acquire equipment	$13.0	$1.5	$—

See Notes to Consolidated Financial Statements.

SP PLUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(millions, except share and per share data)
1. Significant Accounting Policies and Practices
The Company
SP Plus Corporation (the "Company") is one of the leading providers of parking management, ground transportation services, baggage handling and other ancillary services to commercial, hospitality, institutional, municipal and aviation clients across the United States, Canada and Puerto Rico. These services include on-site parking management, valet parking, ground transportation services, facility maintenance, event logistics, baggage services, remote airline check-in, security services, municipal meter revenue collection and enforcement services, and consulting services. The Company schedules and supervises service personnel as well as provides customer service, marketing, accounting and revenue control functions necessary to provide such services.
Bags Acquisition
On November 30, 2018, the Company acquired the outstanding shares of ZWB Holdings, Inc. and Rynn’s Luggage Corporation, their subsidiaries and affiliates (collectively "Bags"), for an all-cash purchase price of $277.9 million, net of $5.9 million of cash acquired. Accordingly, our consolidated statements of income and statements of cash flows includes Bags' operations for one month of 2018, but exclude Bags' results of operations in the comparative years prior to November 30, 2018. See Note 2. Acquisition, for further information on the acquisition of Bags.
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
Cash and Cash Equivalents
Cash equivalents represent funds temporarily invested in money market instruments with maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value. Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements was $1.7 million and $0.3 million as of December 31, 2018 and 2017, respectively, and are included within Cash and cash equivalents within the Consolidated Balance Sheets.
Allowance for Doubtful Accounts
Accounts receivable, net of the allowance for doubtful accounts, represents the Company's estimate of the amount that ultimately will be realized in cash. Management reviews the adequacy of its allowance for doubtful accounts on an ongoing basis, using historical collection trends, aging of receivables, and a review of specific accounts, and makes adjustments in the allowance as necessary. Changes in economic conditions or other circumstances could have an impact on the collection of existing receivable balances or future allowance considerations. As of December 31, 2018 and 2017, the Company's allowance for doubtful accounts was $1.0 million and $0.7 million, respectively.

Leasehold Improvements, Equipment, Land and Construction in Progress, net
Leasehold improvements, equipment, software, vehicles, and other fixed assets are stated at cost less accumulated depreciation and amortization. Equipment is depreciated on the straight-line basis over the estimated useful lives ranging from 1 to 10 years. Expenditures for major renewals and improvements that extend the useful life of property and equipment are capitalized. Leasehold improvements are amortized on the straight-line basis over the terms of the respective leases or the service lives of the improvements, whichever is shorter (weighted average remaining life of approximately 4.5 years).
Certain costs associated with directly obtaining, developing or upgrading internal-use software are capitalized and amortized over the estimated useful life of software.
Cost of Contracts
Cost of contracts represents the cost of obtaining contractual rights associated with a managed type or lease-type contract. Cost of parking contracts are amortized over the estimated life of the contracts, including anticipated renewals and terminations. Estimated lives are based on the contract life or anticipated life of the contract.
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
A multi-step impairment test is performed on goodwill. For the fourth quarter 2018 and 2017 goodwill impairment tests, the Company utilized the option to evaluate various qualitative factors to determine the likelihood of impairment and if it was more likely than not that the fair value of the reporting units were less than the carrying value of the reporting unit. The Company concluded there was no impairment of goodwill at any of the reporting units.
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
The goodwill impairment test is performed at the reporting unit level; the Company's reporting units represent its operating segments, consisting of Segment One (Commercial and Institutional) and Segment Two (Aviation) reporting units. The December 31, 2018 goodwill balances by reportable segment are presented in detail in Note 9. Goodwill. Management determines the fair value of each of its reporting units by using a discounted cash flow approach and a market approach using multiples of EBITDA of comparable companies to estimate market value. In addition, the Company compares its derived enterprise value on a consolidated basis to the Company's market capitalization as of its test date to ensure its derived value approximates the market value of the Company when taken as a whole.
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
Debt Issuance Costs
The costs of obtaining financing are capitalized and amortized as interest expense over the term of the respective financing using the effective interest method. Debt issuance costs of $2.2 million and $1.0 million as of December 31, 2018, and 2017, respectively, have been recorded as a direct deduction from the carrying amount of the Company's debt balance within the Consolidated Balance Sheets and are reflected net of accumulated amortization of $10.4 million and $9.7 million respectively. Amortization expense related to debt issuance costs and included in interest expense within the Consolidated Statements of Income was $0.7 million, $0.7 million and $0.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Financial Instruments
The carrying values of cash, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these financial instruments. Book overdrafts of $34.0 million and $29.0 million are included within Accounts payable within the Consolidated Balance Sheets as of December 31, 2018, and 2017, respectively. Long-term debt has a carrying value that approximates fair value because these instruments bear interest at variable market rates.
Insurance Reserves
The Company purchases comprehensive casualty insurance covering certain claims that arise in connection with its operations. In addition, the Company purchases umbrella/excess liability coverage. Under the various liability and workers' compensation insurance policies, the Company is obligated to pay directly or reimburse the insurance carrier for the deductible / retention amount of each loss covered by its general/garage liability, automobile, workers' compensation and garage keepers legal liability policies. As a result, the Company is, in effect, self-insured for all claims within the deductible / retention amount of each loss. The Company applies the provisions as defined in the guidance related to accounting for contingencies, in determining the timing and amount of expense recognition associated with claims against the Company. The expense recognition is based upon the Company's determination of an unfavorable outcome of a claim being deemed as probable and capable of being reasonably estimated, as defined in the guidance related to accounting for contingencies. This determination requires the use of judgment in both the estimation of probability and the amount to be recognized as an expense. The Company utilizes historical claims experience along with regular input from third party insurance advisers in determining the required level of insurance reserves. Future information regarding historical loss experience may require changes to the level of insurance reserves and could result in increased expense recognition in the future.
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

Certain lease contracts acquired from an acquisition completed in 2012 included provisions allocating to the Company responsibility for the cost of certain structural and other repairs required to be made to certain leased property, including improvement and repair costs arising as a result of ordinary wear and tear. The Company recorded $nil, $0.1 million and $0.7 million for the year ended December 31, 2018, 2017 and 2016 respectively, of costs (net of expected recoveries of the total cost recognized by the Company through the applicable indemnity) in Cost of services-lease type contracts within the Consolidated Statements of Income for structural and other repair costs related to certain lease type contracts acquired, whereby, the Company has expensed repair costs for certain leases and engaged third-party general contractors to complete certain structural and other repair projects, and other indemnity related costs.
Services Revenue
The Company's revenues are primarily derived from management type and lease type contracts; whereby the Company provides parking services, parking management, ground transportation services, baggage handling services and other ancillary services to commercial, hospitality, institutional, municipal and aviation clients. Ancillary services include on-site parking management, facility maintenance, ground transportation services, event logistics, remote airline check-in, security services, municipal meter revenue collection and enforcement services, scheduling and supervising all service personnel as well as providing customer service, marketing, and accounting and revenue control functions necessary to complete such services, payments received for exercising termination rights, consulting development fees, gains on sales of contracts, insurance (general, workers' compensation and health care) and other value-added services. In accordance with the guidance related to revenue recognition, entities are required to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company recognizes gross receipts (net of taxes collected from customers) as revenue from leased type contracts, and management fees for services, as the related services are provided. Ancillary services are earned from management contract properties and are recognized as revenue as those services are provided.
Reimbursed Management Type Contract Revenue and Expense
The Company recognizes both revenues and expenses, in equal amounts, that are directly reimbursed for operating expenses incurred under a management type contract. The Company has determined it is the principal in these transactions as the nature of our performance obligations is for the Company to provide the services on behalf of the customer. As the principal to these related transactions, the Company has control of the promised services before they are transferred to the customer.
Cost of Services
The Company recognizes costs for lease type contracts, non-reimbursed costs from management type contracts and reimbursed management type contract expenses as cost of services. Cost of services consists primarily of rent and payroll related costs.
Advertising Costs
Advertising costs are expensed as incurred and are included in General and administrative expenses within the Consolidated Statements of Income. Advertising expenses aggregated $1.5 million, $1.5 million, and $1.2 million for 2018, 2017, and 2016, respectively.
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
Equity Investment in Unconsolidated Entities
The Company has ownership interests in 30 active partnerships, joint ventures or similar arrangements that operate parking facilities, of which 25 are consolidated under the VIE or voting interest models and 5 are unconsolidated where the Company’s ownership interests range from 30-50 percent and for which there are no indicators of control. The Company accounts for such investments under the equity method of accounting, and its underlying share of each investee’s equity is included in Equity investments in unconsolidated entities within the Consolidated Balance Sheets. As the operations of these entities are consistent with the Company’s underlying core business operations, the equity in earnings of these investments are included in Services revenue—lease type contracts within the Consolidated Statements of Income. Included in equity earnings for the year ended December 31, 2017 are earnings of $8.5 million from the Company's proportionate share of the net gain of an equity method investees' sale of assets. The equity earnings in these related investments were $2.7 million, $11.3 million, and $2.4 million for the year ended December 31, 2018, 2017 and 2016, respectively.

In 2014, the Company entered into an agreement to establish a joint venture with Parkmobile USA, Inc. and contributed all of the assets and liabilities of its proprietary Click and Park parking prepayment business in exchange for a 30% interest in the newly formed legal entity called Parkmobile, LLC (“Parkmobile”). The Parkmobile joint venture combined two parking transaction engines, with SP Plus contributing the Click and Park® parking prepayment systems, which enables consumers to reserve and pay for parking online in advance and Parkmobile USA contributing its on demand transaction engine that allows consumers to transact real-time payment for parking privileges in both on- and off-street environments. On January 3, 2018, the Company closed a transaction to sell the entire 30% interest in Parkmobile to Parkmobile USA, Inc. for a gross sale price of $19.0 million and in the first quarter of 2018, the Company recognized a pre-tax gain of $10.1 million, net of closing costs, and included in Equity in (earnings) losses from investment in unconsolidated entity within the Consolidated Statements of Income for the twelve months ended December 31, 2018. The Company historically accounted for its investment in the Parkmobile joint venture using the equity method of accounting, and its underlying share of equity in Parkmobile was included in Equity investments in unconsolidated entities within the Consolidated Balance Sheets. The equity (earnings) losses in the Parkmobile joint venture were historically included in Equity in (earnings) losses from investment in unconsolidated entity within the Consolidated Statements of Income.
Noncontrolling Interests
Noncontrolling interests represent the noncontrolling holders' percentage share of income or losses from the subsidiaries in which the Company holds a majority, but less than 100 percent, ownership interest and the results of which are consolidated and included within in our Consolidated Financial Statements.
Sale of a Business
During 2015, the Company signed an agreement to sell and subsequently sold portions of the Company’s security business primarily operating in the Southern California market to a third-party for a gross sales price of $1.8 million, which resulted in a gain on sale of business of $0.5 million, net of legal and other expenses. The assets under the sale agreement met the definition of a business as defined by ASU 805-10-55-4. Cash consideration received during 2015, net of legal and other expenses, was $1.0 million with the remaining consideration for the sale of the business being classified as contingent consideration. Per the sale agreement, the contingent consideration was based on the performance of the business and retention of current customers over an eighteen-month period ending in February 2017. The contingent consideration was valued at fair value as of the date of sale of the business and resulted in the Company recognizing a contingent receivable from the buyer in the amount of $0.5 million. The buyer had sixty days from February 2017 to calculate and remit the remaining consideration. The Company received $0.6 million for the final earn-out consideration from the buyer during 2017, which resulted in the Company recognizing an additional gain on sale of business of $0.1 million for the year ended December 31, 2017. The pre-tax profit for the operations of the sold business was not significant to prior periods presented. The significant inputs historically used to derive the Level 3 fair value of the contingent receivable were the probability of reaching certain revenue growth of the business and retention of current customers over the eighteen month period. The fair value of the contingent consideration receivable for the year ended December 31, 2016 was $0.5 million.
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
When evaluating our tax positions, the Company accounts for uncertainty in income taxes in our Consolidated Financial Statements. The evaluation of a tax position by the Company is a two-step process, the first step being recognition. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon tax examination, including resolution of any related appeals or litigation processes, based on only the technical merits of the position and the weight of available evidence. If a tax position does not meet the more-likely-than-not threshold, which is more than 50% likely of being realized, the benefit of that position is not recognized in our financial statements. The second step is measurement of the tax benefit. The tax position is measured as the largest amount of benefit that is more-likely-than-not of being realized, which is more than 50% likely of being realized upon ultimate resolution with a taxing authority.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was signed into law. The 2017 Tax Act includes significant changes to the corporate income tax system in the United States, including a federal corporate rate reduction from 35% to 21% and the transition of United States international taxation from a worldwide tax system to a territorial tax system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The 2017 Tax Act requires complex computations to be performed that were not previously required in U.S. tax law, significant judgments to be made in interpretation of the provisions of the 2017 Tax Act and significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Department of Treasury, the Internal Revenue Service (IRS), foreign jurisdictions, state jurisdictions and other standard-setting bodies could interpret or issue guidance on how provisions of the 2017 Tax Act will be applied or otherwise administered that is different than our interpretation. The Company is required to recognize the effect of the tax law changes in the period of enactment, which include determining the transition tax, remeasuring our deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act of 2017 (SAB 118), as issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete accounting for certain income tax effects of the 2017 Tax Act. The Company completed its analysis of the income tax effects of the 2017 Tax Act in the fourth quarter of 2018 (within the measurement period not to extend beyond one year) in accordance with SAB 118.
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

In May 2017, the FASB issued ASU No. 2017-10, Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services. Topic 853 further clarifies how operating entities should determine the customer of operation services for transactions within the scope of Topic 853. The Company determined that revenue generated from service concession arrangements, will be accounted for under the guidance of Topic 606 upon adoption of Topic 853. The Company adopted the provisions of Topic 853 on January 1, 2018 and upon the adoption, the Company was required to reclassify certain assets used in service concession arrangements that were previously included in Leasehold improvements, equipment and construction in progress, net, to Other assets, net within the Consolidated Balance Sheet for December 31, 2018 (as discussed previously, the prior period presented has not been recasted).

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

The impact of this change on the Consolidated Balance Sheet as of December 31, 2018 is as follows:

	Impact of Changes in Accounting Policies as of December 31, 2018
(millions, unaudited)	As Reported	Balances without Adoption of Topics 606 and 853	Impact of Adoption Increase/(Decrease)
Assets
Notes and accounts receivable, net (1)	$150.7	$140.3	$10.4
Leasehold improvements, equipment and construction in progress, net (2)	40.3	40.8	(0.5)
Other assets, net (2)	17.3	16.8	0.5
Liabilities
Accrued expenses (1)	$45.1	$34.7	$10.4

(1) Approximately $10.4 million and $10.4 million of contract assets and contract liabilities, respectively, were recognized as of December 31, 2018.

(2) Leasehold improvements used in service concession arrangements of approximately $0.5 million were reclassified from Leasehold improvements, equipment and construction in progress to Other assets, net, as of December 31, 2018.

The adoption of Topics 606 and 853 had no impact to the Company’s Operating income or Net income for the year ended December 31, 2018. Certain expenses, primarily rental expense for the contractual arrangements that meet the definition of service concession arrangements under Topic 853, have been recorded as a reduction of revenue for the year ended December 31, 2018 (as discussed above, prior periods have not been recasted).

The impact of this change to gross profit and depreciation and amortization for the year ended December 31, 2018 was as follows:

	Impact of Changes in Accounting Policies for the Year Ended December 31, 2018
(millions, unaudited)	As Reported	Balances without Adoption of Topics 606 and 853	Impact of Adoption Increase/(Decrease)
Services revenue
Lease type contracts (1)	$413.9	$547.5	$(133.6)
Management type contracts	361.5	361.7	(0.2)
	775.4	909.2	(133.8)
Reimbursed management type contract revenue	693.0	693.0	—
Total services revenue	1,468.4	1,602.2	(133.8)
Cost of services
Lease type contracts (1)	377.6	511.0	(133.4)
Management type contracts	213.8	213.8	—
	591.4	724.8	(133.4)
Reimbursed management type contract expense	693.0	693.0	—
Total cost of services	1,284.4	1,417.8	(133.4)
Gross profit
Lease type contracts	36.3	36.5	(0.2)
Management type contracts	147.7	147.8	(0.1)
Total gross profit	$184.0	$184.3	$(0.3)

Depreciation and amortization	$17.9	$18.2	$(0.3)

(1) Certain expenses, primarily rental expense for contractual arrangements that meet the definition of a service concession arrangement under Topic 853, of approximately $133.4 million that would have been previously classified as Cost of services - lease type contracts have been classified as a reduction of revenue and included in Services revenue - lease type contracts for the year ended December 31, 2018.

The adoption of Topics 606 and 853 did not result in a cumulative effect on our opening retained earnings and there was no impact to the Company's Consolidated Statements of Cash Flows. See Note 4. Revenue for further discussion on the impacts of adopting Topics 606 and 853.

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

The Company adopted the provisions of ASU 2018-02 in the fourth quarter of 2018. The impact to the Company's financial position, results of operations, cash flow and financial statement disclosures are as follows:

•
At the beginning of the twelve months ended December 31, 2018, as allowed by ASU 2018-02, the Company elected to reclassify the "stranded tax effects" from AOCI to retained earnings. As a result, beginning retained earnings includes a $0.6 million adjustment related to the recognition of stranded tax effects previously not recognized as a reduction of expense by the Company as of December 31, 2017.

•
There was no significant impact to diluted weighted average shares outstanding for purposes of calculating net income per common share-diluted for the twelve months ended December 31, 2018, as a result of the adoption.

Accounting Pronouncements to be Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 requires lessees to record most leases on the balance sheet and recognize expense, similar to current accounting guidance, on the income statement. Additionally, the classification criteria and the accounting for sales-type and direct financing leases is modified for lessors. Under ASU No. 2016-02, all entities are required to recognize "right-of-use" ("ROU") assets and lease liabilities on the balance sheet for all leases classified as either operating or finance leases. Lease classification will determine recognition of lease-related revenue and expense. Since the release of ASU No. 2016-02, the FASB also issued the following additional ASUs updating the topic:

•	In January 2018, the FASB issued ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842

•	In July 2018, the FASB issued ASU No. 2018-11, Lease (Topic 842): Targeted Improvements

•	In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases

•	In December 2018, the FASB issued ASU No. 2018-20, Narrow Scope Improvements for Lessors

ASU No. 2016-02 and its related ASUs are effective for interim and annual reporting periods beginning after December 15, 2018.

The Company is finalizing the project plan in place to guide the implementation and assessment of the impact of the standard and other changes to the Company's financial position, results of operations, cash flows and financial statement disclosures. This plan has included an assessment of the Company’s portfolio of leases, understanding key policy elections and considerations under the standard as well as changes to key processes and internal controls. In addition to these procedures, the Company has selected a lease accounting software solution to support the new reporting requirements, extracted and input into the software solution data from the lease agreements.

The Company will adopt the standard as of January 1, 2019, the beginning of fiscal 2019. The Company will take advantage of the transition package of practical expedients as permitted within ASU No. 2016-02 which among other things allows the Company to carry forward the historical lease classification. The Company will be making an accounting policy election to keep leases with an initial lease term of 12 months or less off of the Consolidated Balance Sheet and therefore there will be no requirement to recognize ROU assets and lease liabilities for these leases. We will recognize those lease payments in the Consolidated Statements of Operations on a straight-line basis over the lease term.

The standard will have a material impact on the Consolidated Balance Sheet and the Company estimates that the adoption of the standard is expected to result in the recognition of ROU lease assets and lease liabilities for operating leases ranging from approximately $475.0 million to $505.0 million and $490.0 million to $520.0 million, respectively. We do not believe the standard will materially affect our Consolidated Statement of Income or Consolidated Statement of Cash flow. The Company is currently assessing the impact of adopting this standard on the Company’s financial statement disclosures. The standard will have no impact on our debt-covenant compliance under our current agreements.

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

2. Acquisition

On November 30, 2018, the Company acquired the outstanding shares of Bags (the "Acquisition"). Bags is a leading provider of baggage delivery, remote airline check in, and other related services, primarily to airline, airport and hospitality clients. Subject to the terms and conditions of the Stock Purchase Agreement, as consideration for the acquisition of Bags, SP Plus paid to the Sellers total consideration of approximately $283.6 million. The consideration is comprised of $275.0 million of contractual cash consideration, $8.1 million related to the preliminary net working capital and cash acquired and $0.5 million for certain individual taxes to be paid by the Seller (the “Cash Consideration”). The purchase price is subject to adjustment based upon a working capital provision provided for by the purchase agreement, which the Company expects to finalize no later than the fourth quarter of 2019. As described in Note 21. Domestic and Foreign Operations, the Company integrated the Bags' operations into Segment Two (Aviation) for segment reporting purposes, effective November 30, 2018.

The Company's acquisition of Bags has been accounted for as a business combination, and assets acquired and liabilities assumed were recorded at their estimated fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred, which is also generally measured at fair value or the net acquisition date fair values of the assets acquired and the liabilities assumed. The results of operations are reflected in the consolidated financial statements of the Company from the date of acquisition.

The Company incurred certain acquisition and integration costs associated with the transaction that were expensed as incurred and are reflected in the Consolidated Statements of Income. See Note 3. Acquisition, Restructuring and Integration Costs.

The Company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but the company is waiting for additional information necessary to finalize those fair values. Thus, the provisional measurements of fair value set forth above are subject to change. As a result, during the measurement period, which may be up to one year from the acquisition date, adjustments to the assets acquired and liabilities assumed will be recorded with corresponding adjustments to goodwill. The Company expects to complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.

The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed:

(millions)
Cash and cash equivalents	$5.9
Notes and accounts receivable	13.2
Prepaid expenses and other	2.0
Advances and deposits	0.2
Leasehold improvements, equipment and construction in progress, net	1.5
Other intangible assets, net	118.0
Goodwill	154.1
Accounts payable	(6.5)
Accrued expenses	(4.1)
Other long-term liabilities	(0.7)
Net assets acquired and liabilities assumed	$283.6

Goodwill amounting to $154.1 million represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The estimated goodwill to be recognized is attributable primarily to expanded revenue synergies and expanded opportunities in the aviation and hospitality businesses, and other benefits that the Company believes will result from combining its operations with the operations of Bags. The goodwill acquired is expected to be deductible for tax purposes.

Other Intangibles assets, net acquired consist of the following:

(millions)	Estimated Life (1)	Estimated Fair Value
Trade name	5.0 Years	$5.6
Customer relationships	12.4 - 15.8 Years	100.4
Existing technology	5.0 - 6.0 Years	10.4
Non-compete agreement	5.0 Years	1.6
Estimated fair value of identified intangibles		$118.0
(1) Represents preliminary estimated life of assets acquired.

The fair value estimate for all identifiable intangible assets is based on assumptions that market participants would use in pricing an asset, based on the most advantageous market for the asset (i.e., its highest and best use). The estimated fair value of trade names was determined with the relief from royalty savings method, which is a commonly-used variation of the income approach.  The Company considered the return on assets and market comparable methods when estimating an appropriate royalty rate for the trade names.  The estimated fair value of acquired customer relationships was determined with the excess earnings method, which is a variation of the income approach.  This approach calculates the excess of the future cash inflows (i.e., revenue from customers generated from the relationships) over the related cash outflows (i.e., customer servicing expenses) generated over the useful life of the relationship.  The estimated fair value of developed or existing technology was determined utilizing the relief from royalty savings method under the income approach with additional consideration given to asset deterioration rates.

The final determination of fair value of intangible assets, as well as estimated useful lives, remains subject to change. The finalization may have a material impact on the valuation of intangible assets and the purchase price allocation, which is expected to be finalized subsequent to the transaction but within the measurement period.

Pro forma financial information

The following unaudited pro forma results of operations for the years ended December 31, 2018 and 2017, assumes the Acquisition was completed on January 1, 2017, and as such Bags pre-acquisition results have been added to the Company’s historical results. The historical consolidated financial information of the Company and the acquisition have been adjusted in the pro forma information to give effect to pro forma events that are (1) directly attributable to the transaction, (2) factually supportable and (3) expected to have a continuing impact on the combined results. The pro forma results contained in the table below include adjustments for (i) amortization of acquired intangibles, (ii) reduced general and administrative expenses related to non-routine transaction expenses, (iii) increased interest expense related to the financing of the acquisition, and (iv) estimated income tax effect.

The unaudited pro forma condensed combined financial information is presented solely for informational purposes and is not necessarily indicative of the combined results of operations or financial position that might have been achieved for the periods or dates indicated, nor is it necessarily indicative of the future results of the combined company. The unaudited pro forma condensed combined financial statements do not give effect to the potential impact of any anticipated benefits from revenue synergies, cost savings or operating synergies that may result from the Acquisition or to any future disynergies and integration related costs. Also, the unaudited pro forma condensed combined financial information does not reflect possible adjustments related to potential restructuring or integration activities that have yet to be determined or transaction or other costs following the combination that are not expected to have a continuing impact on the business of the combined company. Further, one-time transaction-related expenses anticipated to be incurred prior to, or concurrent with, the closing of the transaction are not included in the unaudited pro forma condensed combined statement of income as such transaction costs were determined not to be significant. Additionally, the pro forma financial information does not reflect the costs which the company has incurred or may incur to integrate Bags.

	Year Ended December 31,
(millions)	2018	2017
Total services revenue	$1,617.7	$1,735.1
Net income attributable to SP Plus Corporation	55.1	41.4

Services revenue and net income related to Bags in 2018 that are included in the Consolidated Statements of Income are $14.2 million and $1.3 million, which are included in Services revenue - Management type contracts and Net income attributable to SP Plus Corporation, respectively.

3. Acquisition, Restructuring and Integration Costs
Acquisition, Restructuring and Integration Costs
The Company has incurred certain acquisition, restructuring, and integration costs that were expensed as incurred, which include:

•
transaction costs and other acquisition related costs (primarily professional services and advisory services) for the Bags acquisition (included within General and administrative expenses within the Consolidated Statements of Income);

•
costs (primarily severance and relocation costs) related to a series of Company initiated workforce reductions to increase organizational effectiveness and provide cost savings that can be reinvested in the Company's growth initiatives, during 2018, 2017 and 2016 (included within General and administrative expenses within the Consolidated Statements of Income);

•
costs related to the selling stockholders' underwritten public offerings of common stock of the Company incurred during the second quarter 2017 (included within General and administrative expenses within the Consolidated Statements of Income); and

•
costs related to the write off of certain fixed assets and the acceleration of certain software assets directly as a result of a previous merger (included within Depreciation and amortization within the Consolidated Statements of Income).

	Year Ended December 31,
(millions)	2018	2017	2016
General and administrative expenses	$8.1	$1.2	$4.5
Depreciation and amortization	—	—	2.4
Total	$8.1	$1.2	$6.9
An accrual for acquisition, restructuring and integration costs of $3.3 million (of which, $1.0 million is included in Compensation and payroll withholdings, $2.1 million is included in Accrued Expenses, $0.2 million in Other long-term liabilities within the Consolidated Balance Sheets) and $2.3 million (of which, $1.8 million is included in Compensation and payroll withholdings and $0.5 million in Other long-term liabilities within the Consolidated Balance Sheets) as of December 31, 2018 and 2017, respectively. All accruals are expected to be paid during 2019, with the exception of $0.2 million included in Other long-term liabilities within the Consolidated Balance Sheets.
4. Revenue

The Company accounts for revenue in accordance with Topics 606 and 853. Topic 606 requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. See also Note 1. Significant Accounting Policies and Practices for further discussion. The Company adopted Topics 606 and 853 on January 1, 2018, using the modified retrospective method of adoption.

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

Services revenue - lease type contracts

Under lease type arrangements, the Company pays the property owner a fixed base rent or payment, percentage rent or payment that is tied to the facility’s financial performance, or a combination of both. The Company operates the parking facility and is responsible for most operating expenses, but typically is not responsible for major maintenance, capital expenditures or real estate taxes. Performance obligations for services revenues related to lease type contracts include parking for transient and monthly parkers. Revenue is recognized over time as the Company provides services. As noted in Note 1. Significant Accounting Policies and Practices and in accordance with Topic 853, certain expenses, primarily rental expense for the contractual arrangements that meet the definition of service concession arrangements, are recorded as a reduction of revenue for the year ended December 31, 2018.

Services revenue - management type contracts

Management type contract revenue consists of management fees, including both fixed, variable and/or performance-based fees. In exchange for this consideration, the Company has a bundle of performance obligations that include services such as managing the facilities and providing certain services to a client. The Company believes that it can generally purchase required insurance for the location at lower rates than clients can obtain on their own because the Company is effectively self-insured for all liability, worker's compensation and health care claims by maintaining a large per-claim deductible. As a result, the Company generates operating income on the insurance provided under our management type contracts by focusing on our risk management efforts and controlling losses. Management type contract revenues do not include gross customer collections at the managed facilities or for providing certain services to a client, as these revenues belong to the clients rather than to the Company. Management type contracts generally provide the Company with management fees regardless of the operating performance of the underlying facilities. Revenue is recognized over time as the Company provides services.

Service concession arrangements

Service concession agreements within the scope of Topic 853 include both lease type and management type contracts. Upon the adoption of Topic 853, revenue generated from service concession arrangements, is accounted for under the guidance of Topics 606 and Topic 853. For the year ended December 31, 2018, certain expenses (primarily rental expense) related to service concession arrangements, previously recorded within Cost of services - lease type contracts and Depreciation and amortization, have been recorded as a reduction of Services revenue - lease type contracts upon adoption of Topic 853.

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

Reimbursed management type contract revenue and expense

The Company recognizes both revenues and expenses, in equal amounts, that are directly reimbursed operating expenses incurred under a management type contract. The Company has determined it is the principal in these transactions as the nature of our performance obligations is for the Company to provide the services on behalf of the customer. As the principal to these related transactions, the Company has control of the promised services before they are transferred to the customer.
Disaggregation of revenue

The Company disaggregates its revenue from contracts with customers by type of arrangement for each of our reportable segments. The Company has concluded that such disaggregation of revenue best depicts the overall economic nature, timing and uncertainty of the Company's revenue and cash flows affected by the economic factors of the respective contractual arrangement. See Note 21. Domestic and Foreign Operations for further information on disaggregation of our revenue by segment.

Performance obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer or client, and is the unit of account in Topic 606. The contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of our contracts have a single performance obligation that is not separately identifiable from other promises in the contract and therefore not distinct, comprising the promise to provide a bundle of monthly performance obligations or services for transient or monthly parkers.
The contract price is generally deemed to be the transaction price. Some management type contracts include performance incentives that are based on variable performance measures. These incentives are constrained at contract inception and recognized once the customer has confirmed that the Company has met the contractually agreed upon performance measures as defined in the contract.
Our performance obligations are primarily satisfied over time as the Company provides the related services. Typically, revenue is recognized over time on a straight-line basis as the Company satisfies the related performance obligation. There are certain management type contracts where revenue is recognized based on costs incurred to date plus a reasonable margin. The Company has concluded this is a faithful depiction of how control is transferred to the customer. Performance obligations satisfied at a point in time for the year ended December 31, 2018 were not significant.

The time between completion of the performance obligation and collection of cash is typically not more than 30 - 60 days. In certain contractual arrangements, such monthly parker contracts, cash is collected in advance of the Company commencing its performance obligations under the contractual arrangement.
As of December 31, 2018, the Company had $113.6 million related to performance obligations that were unsatisfied or partially unsatisfied for which the Company expects to recognize revenue. This amount excludes variable consideration primarily related to contracts where the Company and customer share the gross revenues or operating profit for the location and contracts where transaction prices include performance incentives that are constrained at contract inception. These performance incentives are based on measures that are ascertained exclusively by future performance and therefore cannot be estimated at contract inception by the Company. The Company applies the practical expedient that permits exclusion of information about the remaining performance obligations that have original expected durations of one year or less. The Company expects to recognize our remaining performance obligations as revenue in future periods as follows:

(millions)	Remaining Performance Obligations
2019	$48.6
2020	29.0
2021	16.9
2022	8.6
2023	5.3
2024 and thereafter	5.2
Total	$113.6
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

Contract assets and contract liabilities are reported on a contract-by-contract basis and are included in Notes and accounts receivable, net and Accrued expenses, respectively, on the Consolidated Balance Sheet as of December 31, 2018. Impairment charges related to accounts receivable for the years ended December 31, 2018, 2017 and 2016, were not significant. There were no impairment charges recorded on contract assets and contract liabilities for the years ended December 31, 2018, 2017 and 2016. The following table provides information about contract assets and contract liabilities with customers and clients as of December 31, 2018:

(millions)	December 31, 2018
Accounts receivable	$139.3
Contract asset	11.4
Contract liability	$(19.1)

Changes in contract assets include recognition of additional consideration due from the customer or client once the Company obtains an unconditional right to the consideration offset by reclassifications of contract asset balances to accounts receivable when the Company obtains an unconditional right to consideration, thereby establishing an accounts receivable. The following table provides information about changes to contract asset balances for the year ended December 31, 2018:

(millions)	Contract Asset
Balance as of January 1, 2018	$12.2
Additional contract assets	132.7
Reclassification to accounts receivable	(133.5)
Balance as of December 31, 2018	$11.4

Changes in contract liability primarily include additional contract liabilities and liquidation of contract liabilities when revenue is recognized. The entire contract liability balance as of January 1, 2018 was recognized as revenue during the year ended December 31, 2018. The following table provides information about changes to contract liability balances for the year ended December 31, 2018:

(millions)	Contract Liability
Balance as of January 1, 2018	$(20.5)
Additional contract liabilities	(170.4)
Recognition of revenue from contract liabilities	171.8
Balance as of December 31, 2018	$(19.1)

Cost of contracts, net
Cost of contracts, net represents the cost of obtaining contractual rights associated with providing services for a lease or management type contracts. The adoption of Topic 606 did not have a significant impact on how the Company previously reported contract costs. Incremental costs incurred to obtain parking contracts are amortized on a straight line basis over the estimated life of the contracts, including anticipated renewals and terminations. This is consistent with the timing of when the Company satisfies the related performance obligations. Estimated lives are based on the contract life or anticipated lives of the contract.

The table below shows amortization expense related to cost of contracts for the years ended December 31, 2018, 2017 and 2016, respectively. Amortization expense of cost of contracts related to service concession arrangements within the scope of Topic 853 is recorded as a reduction of revenue and was not significant for the years ended December 31, 2018, 2017 and 2016, respectively.

	Year Ended December 31,
(millions)	2018	2017	2016
Amortization expense related to cost of contract	$3.0	$3.2	$3.4

As of December 31, 2018 and 2017, cost of contracts net of accumulated amortization included on the Consolidated Balance Sheets under Cost of contract, net were $9.2 million and $8.9 million, respectively. No impairment charges were recorded for the years ended December 31, 2018, 2017 and 2016, respectively.

5. Net Income per Common Share
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
A reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding is as follows:

	Year Ended December 31,
(millions, except share and per share data)	2018	2017	2016
Net income attributable to SP Plus Corporation	$53.2	$41.2	$23.1
Basic weighted average common shares outstanding	22,394,542	22,195,350	22,238,021
Dilutive impact of share-based awards	212,681	312,938	290,101
Diluted weighted average common shares outstanding	22,607,223	22,508,288	22,528,122
Net income per common share
Basic	$2.38	$1.86	$1.04
Diluted	$2.35	$1.83	$1.03
As of December 31, 2018, the weighted average number of performance-based shares units related to the 2016 awards were included for the purposes of determining diluted net income per share as all performance goals were achieved as of this date. The 2017 and 2018 performance-based awards have been excluded for purposes of determining diluted net income per share for the year ended December 31, 2018, as all performance goals were not achieved relating to these awards as of December 31, 2018.
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
The Company has an amended and restated long-term incentive plan (the "Plan") that was adopted in conjunction with its initial public offering in 2004. On March 7, 2018, the Board approved an amendment and restatement of the Plan, subject to stockholder approval, that increased the number of shares of common stock available under the Plan from 2,975,000 to 3,775,000. Company stockholders approved the Plan amendment and restatement on May 8, 2018. Forfeited and expired options under the Plan become generally available for reissuance. At December 31, 2018, 940,529 shares remained available for award under the Plan.
Stock Options and Grants
There were no options granted during the years ended December 31, 2018, 2017 and 2016. The Company recognized no stock-based compensation expense related to stock options for the years ended December 31, 2018, 2017 and 2016 as all options previously granted are fully vested.
The following is a summary of Company authorized vested stock grants to certain directors for the year ended December 31, 2018, 2017 and 2016. Stock-based compensation expense related to vested stock grants are included in General and administrative expenses within the Consolidated Statements of Income.

	Year Ended December 31,
(millions, except stock grants)	2018	2017	2016
Vested stock grants	12,736	16,428	32,180
Stock-based compensation expense	$0.5	$0.5	$0.7
Restricted Stock Units
During the year ended December 31, 2018, the Company authorized certain one-time grants of 48,663 and 8,426 restricted stock units to certain executives that vest three years or five years from date of issuance, respectively. The restricted stock unit agreements are designed to reward performance over three or five-year periods.
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
A summary of the status of the restricted stock units as of December 31, 2018, and changes during the year ended December 31, 2018, 2017 and 2016, are presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested as of December 31, 2015	401,716	$19.25
Issued	4,020	24.87
Vested	(54,215)	18.33
Forfeited	(17,324)	19.68
Nonvested as of December 31, 2016	334,197	$19.45
Issued	22,000	18.25
Vested	(26,399)	18.98
Forfeited	(4,537)	21.92
Nonvested as of December 31, 2017	325,261	$19.37
Issued	57,089	35.28
Vested	(173,240)	19.67
Forfeited	(6,456)	21.57
Nonvested as of December 31, 2018	202,654	$23.53
The table below shows the Company's stock-based compensation expense related to the restricted stock units for the years ended December 31, 2018, 2017 and 2016, and is included in General and administrative expenses within the Consolidated Statements of Income.

	Year Ended December 31,
(millions)	2018	2017	2016
Stock-based compensation expense	$0.9	$0.9	$0.9
Unrecognized stock-based compensation expense related to the restricted stock units and the respective weighted average periods in which the expense will be recognized for the years ended December 31, 2018, 2017 and 2016, is shown in the table below.

	Year Ended December 31,
(millions)	2018	2017	2016
Unrecognized stock-based compensation	$1.8	$0.9	$1.7
Weighted average (years)	2.3 years	2.1 years	2.8 years
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
In March 2018, the Board of Directors authorized a performance-based incentive program under the Company's Long-Term Incentive Plan ("2018 Performance-Based Incentive Program"). The 2018 Performance-Based Incentive Program is similar to the 2016 and 2017 Performance-Based Incentive Program, with the exception of the number of shares ultimately to be issued is based on the achievement of free cash flow before cash tax and interest payments over the cumulative three-year period of 2018 through 2020.

During 2018, certain participating executives became vested in Performance-Based Incentive Program shares based on retirement eligibility and as a result $0.2 million of stock-based compensation related to 15,497 shares were recognized in General and administrative expenses, and which continue to be subject to achieving cumulative pre-tax free cash flow over the respective three-year periods. Additionally, participating executives became vested in the Performance-Based Incentive Program shares based on meeting eligibility for vesting at the end of the three-year performance period of 2016 through 2018. As a result, 51,160 shares were vested to these participating executives as of December 31, 2018.
In March 2017, the Board of Directors authorized another performance-based incentive program under the Company's Long-Term Incentive Plan ("2017 Performance-Based Incentive Program"). The 2017 Performance-Based Incentive Program is similar to the 2015 and 2016 Performance-Based Incentive Program, with the exception of the number of shares ultimately to be issued is based on the achievement of free cash flow before cash tax payments over the cumulative three-year period of 2017 through 2019.
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
In April 2016, the Board of Directors authorized another performance-based incentive program under the Company's Long-Term Incentive Plan ("2016 Performance-Based Incentive Program"). The 2016 Performance-Based Incentive Program is similar to the 2015 Performance-Based Incentive Program, with the exception of the number of shares ultimately to be issued is based on the achievement of free cash flow before cash tax payments over the cumulative three-year period of 2016 through 2018.
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
A summary of the status of the performance share units as of December 31, 2018, and changes during the year ended December 31, 2018, 2017 and 2016 are presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested as of December 31, 2015	173,851	$20.63
Issued	99,466	23.72
Vested	(84,417)	19.15
Forfeited	(29,423)	22.52
Nonvested as of December 31, 2016	159,477	22.99
Issued (1)	29,494	29.51
Vested	(61,919)	22.63
Forfeited	(11,770)	25.86
Nonvested as of December 31, 2017	115,282	28.01
Issued (2)	55,640	36.49
Vested	(66,657)	25.42
Forfeited	(10,572)	29.70
Nonvested as of December 31, 2018	93,693	$35.92
(1) Includes a reduction of 59,091 shares of performance adjustments made at a weighted average grant-date fair value of $26.07.
(2) Includes a reduction of 45,075 shares of performance adjustments made at a weighted average grant-date fair value of $35.86.

The table below shows the Company's stock-based compensation expense related to the Performance-Based Incentive Program for the years ended December 31, 2018, 2017 and 2016, and is included in General and administrative expenses within the Consolidated Statements of Income.

	Year Ended December 31,
(millions)	2018	2017	2016
Stock-based compensation	$1.4	$1.3	$1.8
Future compensation expense for currently outstanding awards under the Performance-Based Incentive Program could reach a maximum of $9.7 million. Stock-based compensation for the Performance-Based Incentive Program is expected to be recognized over a weighted average period of 1.6 years.
7. Leasehold Improvements, Equipment, Land and Construction in Progress, net
Leasehold improvements, equipment, and construction in progress and related accumulated depreciation and amortization is as follows:

		December 31
(millions)	Ranges of Estimated Useful Life	2018	2017
Equipment	1 - 10 Years	$41.5	$39.6
Software	2 - 5 Years	34.7	31.9
Vehicles	1 - 10 Years	23.6	9.1
Other	3 Years	0.6	0.5
Leasehold improvements	Shorter of lease term or economic life up to 10 years	17.7	20.8
Construction in progress		4.4	2.7
		122.5	104.6
Less accumulated depreciation and amortization		(82.2)	(77.2)
Leasehold improvements, equipment, land and construction in progress, net		$40.3	$27.4
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
The table below shows the Company's depreciation and amortization expense related to Leasehold improvements, equipment and construction in progress for the years ended December 31, 2018, 2017 and 2016, and is included in Depreciation and amortization expense within the Consolidated Statements of Income.

	Year Ended December 31,
(millions)	2018	2017	2016
Depreciation expense	$9.6	$11.3	$16.2

8. Cost of Contracts, net
Cost of contracts, net, is comprised of the following:

	December 31,
(millions)	2018	2017
Cost of contracts	$33.8	$30.5
Accumulated amortization	(24.6)	(21.6)
Cost of contracts, net	$9.2	$8.9
The expected future amortization of cost of contracts is as follows:

(millions)	Cost of Contract
2019	$2.8
2020	1.7
2021	1.2
2022	1.1
2023	0.8
2024 and Thereafter	1.6
Total	$9.2
The table below shows the Company's amortization expense related to costs of contracts for the years ended December 31, 2018, 2017 and 2016, and is primarily included in Depreciation and amortization within the Consolidated Statements of Income.

	Year Ended December 31,
(millions)	2018	2017	2016
Amortization expense	$3.0	$3.2	$3.4
Weighted average life (years)	9.4	9.8	9.6
9. Other Intangible Assets, net
The following presents a summary of other intangible assets:

		December 31,
		2018			2017
(millions)	Weighted Average Life (Years)	Acquired Intangible Assets, Gross (1)	Accumulated Amortization	Acquired Intangible Assets, Net	Acquired Intangible Assets, Gross (1)	Accumulated Amortization	Acquired Intangible Assets, Net
Covenant not to compete	4.9	$1.6	$—	$1.6	$0.9	$(0.9)	$—
Trade names and trademarks	4.9	6.3	(0.7)	5.6	9.8	(9.7)	0.1
Proprietary know how	5.7	11.0	(0.8)	10.2	34.6	(34.5)	0.1
Management contract rights	10.0	81.0	(32.2)	48.8	81.0	(27.1)	53.9
Customer relationships	14.9	100.4	(0.6)	99.8	—	—	—
Acquired intangible assets, net (2)	12.5	$200.3	$(34.3)	$166.0	$126.3	$(72.2)	$54.1
(1) Excludes the original cost and accumulated amortization on fully amortized intangible assets.
(2) Intangible assets have estimated remaining lives between a half year and 16 years.

The table below shows the amortization expense related to intangible assets for the years ended December 31, 2018, 2017 and 2016, and is included in Depreciation and amortization within the Consolidated Statements of Income.

	Year Ended December 31,
(millions)	2018	2017	2016
Amortization expense	$6.1	$7.2	$14.6
The expected future amortization of intangible assets as of December 31, 2018 is as follows:

(millions)	Intangible asset amortization
2019	$15.1
2020	15.1
2021	15.1
2022	15.0
2023	14.9
2024 and thereafter	90.8
Total	$166.0
10. Favorable and Unfavorable Acquired Lease Contracts, net
Favorable and unfavorable acquired lease contracts represent the acquired fair value of lease contracts in connection with the Central Merger. Favorable and unfavorable acquired lease contracts are being amortized over the contract term, including anticipated renewals and terminations.
The following presents a summary of favorable and unfavorable lease contracts:

	Favorable		Unfavorable
	December 31,		December 31,
(millions)	2018	2017	2018	2017
Acquired fair value of lease contracts	$62.2	$65.2	$(70.6)	$(81.3)
Accumulated (amortization) accretion	(44.6)	(41.9)	45.9	49.8
Total acquired fair value of lease contracts, net	$17.6	$23.3	$(24.7)	$(31.5)
The table below shows the amortization expense for favorable acquired lease contracts, which is recognized as an increase to Cost of services - lease type contracts within the Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016, along with the weighted average remaining useful life.

	Year Ended December 31,
(millions)	2018	2017	2016
Amortization expense	$5.7	$6.6	$8.3
Weighted average life (years)	12.0	14.1	11.9
The table below shows the amortization expense for unfavorable acquired lease contracts, which is recognized as a decrease to Cost of services - lease type contracts within the Consolidated Statements of Income, for the years ended December 31, 2018, 2017 and 2016, along with the weighted average remaining useful life.

	Year Ended December 31,
(millions)	2018	2017	2016
Amortization expense	$6.7	$8.8	$10.1
Weighted average life (years)	7.9	10.7	10.5

The expected future amortization (accretion) of acquired lease contracts is as follows:

(millions)	Favorable	Unfavorable	Unfavorable, Net
2019	$3.5	$(5.6)	$(2.1)
2020	3.0	(3.7)	(0.7)
2021	2.2	(2.7)	(0.5)
2022	1.5	(2.6)	(1.1)
2023	1.0	(2.2)	(1.2)
2024 and thereafter	6.4	(7.9)	(1.5)
Total	$17.6	$(24.7)	$(7.1)
11. Goodwill
The amounts for goodwill and changes to carrying value by reportable segment are as follows:

(millions)	Segment One	Segment Two	Total
Balance as of December 31, 2016	$368.7	$62.7	$431.4
Foreign currency translation	0.3	—	0.3
Balance as of December 31, 2017	$369.0	$62.7	$431.7
Goodwill acquired	—	154.1	154.1
Foreign currency translation	(0.3)	—	(0.3)
Balance as of December 31, 2018	$368.7	$216.8	$585.5
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
The Company completed its annual goodwill impairment test as of October 1, 2018, using a qualitative test (Step Zero), to determine the likelihood of impairment and if it was more likely than not that the fair value of the reporting units were less than the carrying value of the reporting unit. The Company concluded that the estimated fair values of each of the Company's reporting units exceeded its carrying amount of net assets assigned to that reporting unit and, therefore, no further testing was required (Step One). Generally, the more-likely-than-not threshold is a greater than a 50% likelihood that the fair value of a reporting unit is greater than the carrying value. No impairment was recorded as a result of the goodwill impairment test performed.
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

As of December 31, 2018 and 2017, the Company had no financial assets and liabilities, other than cash and cash equivalents measured at fair value on a recurring basis. The carrying value of cash and cash equivalents approximates their fair value due to the short-term nature of these financial instruments and has been classified as a Level 1.
Nonrecurring Fair Value Measurements
Certain assets are measured at fair value on a nonrecurring basis; that is, the assets are measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). Non-financial assets such as goodwill, intangible assets, and leasehold improvements, equipment land and construction in progress are subsequently measured at fair value when there is an indicator of impairment and recorded at fair value only when impairment is recognized. The Company assesses the impairment of intangible assets annually or whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. The fair value of its goodwill and intangible assets is not estimated if there is no change in events or circumstances that indicate the carrying amount of an intangible asset may not be recoverable. The purchase price of business acquisitions is primarily allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition dates, with the excess recorded as goodwill. The Company utilizes Level 3 inputs in the determination of the initial fair value using certain assumptions, which are further discussed in Note 2. Acquisition. There were no impairment charges for the years ended December 31, 2018, 2017 and 2016.
Financial Instruments not Measured at Fair Value
The following table presents the carrying amounts and estimated fair values of financial instruments not measured at fair value in the Consolidated Balance Sheets at December 31, 2018 and 2017:

	2018		2017
(millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term borrowings
Credit Facility, net of original discount on borrowings and deferred financing costs	$371.2	$371.2	$151.0	$151.0
Other obligations	$15.4	$15.4	$2.8	$2.8
The fair value of the Restated Credit Facility and Other obligations approximates the carrying amount due to variable interest rates and would be classified as a Level 2. See Note 13. Borrowing Arrangements, for further information.
13. Borrowing Arrangements
Long-term borrowings, in order of preference, consisted of the following:

		Amount Outstanding
		December 31,
(millions)	Maturity Date	2018	2017
Credit facility, net of original discount on borrowings and deferred financing costs	November 30, 2023	$371.2	$151.0
Other borrowings	Various	15.5	2.8
Total obligations under credit facility and other borrowings		386.7	153.8
Less: Current portion of obligations under credit facility and other borrowings		13.2	20.6
Total long-term obligations under credit facility and other borrowings		$373.5	$133.2

Aggregate minimum principal maturities of long-term borrowings for the fiscal years following December 31, 2018, are as follows:

(millions)
2019	$14.1
2020	13.1
2021	13.0
2022	13.0
2023	331.5
Thereafter	5.8
Total debt	390.5
Less: Current portion, including debt discount	13.2
Less: Original discount on borrowings	1.6
Less: Deferred financing costs	2.2
Total long-term portion, obligations under credit facility and other borrowings	$373.5
Former Amended and Restated Credit Facility
On February 20, 2015, the Company amended and restated its credit facility (the "Former Restated Credit Facility") that permitted aggregate borrowings of $400.0 million consisting of (i) a revolving credit facility of up to $200.0 million at any time outstanding, which includes a $100.0 million sublimit for letters of credit and a $20.0 million sublimit for swing-line loans, and (ii) a term loan facility of $200.0 million. The Former Amended and Restated Credit Facility was due to mature on February 20, 2020.
Senior Credit Facility
On November 30, 2018 (the "Closing Date") and in connection with the Acquisition, the Company entered into a credit agreement (the “Credit Agreement”) with Bank of America, N.A. (“Bank of America”), as Administrative Agent, swing-line lender and a letter of credit issuer; Wells Fargo Bank, N.A., as syndication agent; BMO Harris Bank N.A., JPMorgan Chase Bank, N.A., KeyBank National Association and U.S. Bank National Association, as co-documentation agents; Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners; and the lenders party thereto (the “Lenders”). Pursuant to the terms, and subject to the conditions, of the Credit Agreement, the Lenders have made available to the Company a new senior secured credit facility (the “Senior Credit Facility”) that permits aggregate borrowings of $550 million consisting of (i) a revolving credit facility of up to $325 million at any time outstanding, which includes a letter of credit facility that is limited to $100 million at any time outstanding, and (ii) a term loan facility of $225 million. The Senior Credit Facility matures on November 30, 2023.
The entire amount of the term loan portion of the Senior Credit Facility was drawn by the Company on the Closing Date and is subject to scheduled quarterly amortization of principal in installments equal to 1.25% of the initial aggregate principal amount of such term loan. The Company also borrowed $174.8 million under the revolving credit facility on the Closing Date. The proceeds from these borrowings were used by the Company to pay the purchase price for the Acquisition (See Note 2. Acquisition), to pay other costs and expenses related to the acquisition of Bags and the related financing and to repay in full the obligations under the Former Amended Credit Facility. In addition, proceeds from the Senior Credit Facility may be used to finance working capital, capital expenditures and other acquisitions, payments and general corporate purposes.
Borrowings under the Senior Credit Facility bear interest, at the Company’s option, (i) at a rate per annum based on the Company’s consolidated total debt to EBITDA ratio for the 12-month period ending as of the last day of the immediately preceding fiscal quarter, determined in accordance with the applicable pricing levels set forth in the Credit Agreement (the “Applicable Margin”) for London Interbank Offered Rate (or a comparable or successor rate approved by Bank of America) (“LIBOR”) loans, plus the applicable LIBOR rate or (ii) the Applicable Margin for base rate loans plus the highest of (x) the federal funds rate plus 0.5%, (y) the Bank of America prime rate and (z) a daily rate equal to the applicable LIBOR rate plus 1.0%.
Under the terms of the Credit Agreement, the Company is required to maintain a maximum consolidated total debt to EBITDA ratio of not greater than 4.25:1.0 with certain step-downs described in the Credit Agreement. In addition, the Company is required to maintain a minimum consolidated fixed charge coverage ratio of not less than 3.50:1.0 (with certain step-ups described in the Credit Agreement).
Events of default under the Credit Agreement include failure to pay principal or interest when due, failure to comply with the financial and operational covenants, the occurrence of any cross default event, non-compliance with other loan documents, the occurrence of a change of control event, and bankruptcy and other insolvency events. If an event of default occurs and is continuing, the Administrative Agent can, with the consent of the required Lenders, among others (i) terminate the commitments under the Credit Agreement, (ii) accelerate and require the Company to repay all the outstanding amounts owed under the Credit Agreement, and (iii) require the Company to cash collateralize any outstanding letters of credit.

Each wholly owned domestic subsidiary of the Company (subject to certain exceptions set forth in the Credit Agreement) has guaranteed all existing and future indebtedness and liabilities of the other guarantors and the Company arising under the Credit Agreement. The Company’s obligations under the Credit Agreement and such domestic subsidiaries’ guaranty obligations are secured by substantially all of their respective assets.
The Company is in compliance with debt covenants as of December 31, 2018.
At December 31, 2018, the Company had $51.1 million of letters of credit outstanding under the Senior Credit Facility, borrowings against the Senior Credit Facility aggregated to $386.7 million.
The weighted average interest rate on our Senior Credit Facility and Former Restated Credit Facility was 4.0% and 2.9% for the years ended December 31, 2018 and 2017, respectively. The rate includes all outstanding LIBOR contracts and letters of credit. The weighted average interest rate on outstanding borrowings, not including letters of credit, was 4.3% and 3.3%, respectively, at December 31, 2018 and December 31, 2017.
In connection with and effective upon the execution and delivery of the Credit Agreement on November 30, 2018, the Company recognized losses on extinguishment of debt relating to debt discount and debt issuance costs. These losses were not significant.
Subordinated Convertible Debentures
The Company acquired Subordinated Convertible Debentures ("Convertible Debentures") as a result of the acquisition of Central. The subordinated debenture holders have the right to redeem the Convertible Debentures for $19.18 per share upon their stated maturity (April 1, 2028) or upon acceleration or earlier repayment of the Convertible Debentures. There were no redemptions of Convertible Debentures during the years ended December 31, 2018 and 2017, respectively. The approximate redemption value of the Convertible Debentures outstanding at December 31, 2018 and December 31, 2017 is $1.1 million and $1.1 million, respectively.
14. Share Repurchase Plan

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

Under this program, the Company repurchased 305,183 shares of common stock through December 31, 2016. No shares were repurchased during the years ended December 31, 2018 and 2017.

The following table summarizes the remaining authorized repurchase amount under the program as at December 31, 2018.

(millions)	December 31, 2018
Total authorized repurchase amount	$30.0
Total value of shares repurchased	7.5
Total remaining authorized repurchase amount	$22.5

15. Leases and Contingencies
The Company operates parking facilities under operating leases expiring on various dates. Certain of the leases contain options to renew at the Company's discretion. Total future annual rent expense is not determinable as a portion of such future rent is contingent based on revenues of the parking facilities.
At December 31, 2018, the Company's minimum rental commitments (which includes parking facility, equipment and vehicle and office operating leases), excluding contingent rent provisions and sublease income under all non-cancellable operating leases, are as follows:

(millions)
2019	$170.6
2020	122.5
2021	94.5
2022	74.0
2023	48.4
2024 and thereafter	117.0
Total	$627.0

(1) $42.0 is included in 2019 minimum commitments for leases that expire in less than one year.
Rent expense, including contingent rents, was $254.7 million, $394.6 million and $384.0 million in 2018, 2017 and 2016, respectively. Contingent rent expense was $47.4 million, $161.5 million and $140.0 million in 2018, 2017 and 2016, respectively. Contingent rent expense consists primarily of percentage rent payments, which will cease at various times as certain leases expire. Future sublease income under all non-cancellable operating leases was $8.4 million as of December 31, 2018.
The Company adopted the provisions of Topic 853 on January 1, 2018, as a result, service concession arrangements within the scope of Topic 853 are not deemed to be lease arrangements within the scope of Topic 840. For the year ended December 31, 2018, rent expense amounting to $133.6 million for contractual arrangements that meet the definition of service concession arrangements was recorded as reduction of revenue and is excluded from the above disclosures. Prior periods have not been recasted. See Note 1. Significant Accounting Policies and Practices and Note 4. Revenue for further discussion on impacts of adopting Topic 853.
The Company accrued no contingent payment obligations outstanding under the previous business combination accounting pronouncement for the year ended December 31, 2018.
The Company has contractual provisions under certain lease type contracts to complete structural or other improvements to leased properties and incurs repair costs, including improvements and repairs arising as a result of ordinary wear and tear. The Company evaluates the nature of those costs when incurred and either capitalizes the costs as leasehold improvements, as applicable, or recognizes the costs as repair expenses within Cost of services - lease type contracts within the Consolidated Statements of Income.
16. Income Taxes
For financial reporting purposes, earnings before income taxes includes the following components:

	Year Ended December 31,
(millions)	2018	2017	2016
United States	$74.9	$70.0	$38.9
Foreign	1.1	2.2	2.9
Total	$76.0	$72.2	$41.8

The components of income tax expense are as follows:

	Year Ended December 31,
(millions)	2018	2017	2016
Current provision
U.S. federal	$9.9	$21.5	$13.9
Foreign	1.0	1.0	1.4
State	7.4	3.3	2.6
Total current	18.3	25.8	17.9
Deferred provision
U.S. federal	1.3	2.6	(2.5)
Foreign	(0.3)	0.6	(0.4)
State	0.3	(1.3)	0.8
Total deferred	1.3	1.9	(2.1)
Income tax expense	$19.6	$27.7	$15.8
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.
Components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
(millions)	2018	2017
Deferred tax assets
Net operating loss carry forwards	$21.6	$21.5
Accrued expenses	17.4	18.8
Accrued compensation	7.1	8.1
Book over tax cost unfavorable acquired lease contracts	6.4	8.2
Other	0.9	—
Total gross deferred tax assets	53.4	56.6
Less: valuation allowance	(8.1)	(7.1)
Total deferred tax assets	45.3	49.5
Deferred tax liabilities
Prepaid expenses	(0.1)	(0.1)
Undistributed foreign earnings	(0.1)	(0.3)
Tax over book depreciation and amortization	1.3	(3.8)
Tax over book goodwill amortization	(22.3)	(18.2)
Tax over book cost favorable acquired lease contracts	(4.6)	(6.1)
Equity investments in unconsolidated entities	(4.9)	(5.1)
Total deferred tax liabilities	(30.7)	(33.6)
Net deferred tax asset	$14.6	$15.9

On December 22, 2017, the U.S. Tax Cuts and Jobs Act of 2017 (the "2017 Tax Act") was signed into law. The 2017 Tax Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, while also implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted. As a result of the 2017 Tax Act, the Company recorded $0.2 million of income tax expense in the fourth quarter of 2017. The provisional amount related to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future was $1.6 million income tax benefit, which includes a $1.2 million income tax expense related to an increase in the valuation allowance. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was $1.8 million income tax expense based on the cumulative foreign earnings of $14.1 million and the Company's current best estimate. Additionally, the Company recorded a tax charge of $0.6 million as an additional provision for withholding taxes on undistributed earnings not considered to be permanently reinvested.
For the year ended December 31, 2018, the Company finalized its accounting for the income tax effects of the 2017 Tax Act. The Company recorded a current tax benefit of $1.5 million for the finalization of its accounting for the transition tax on the mandatory deemed repatriation of foreign earnings. The current year tax benefit is the result of the Company finalizing its analysis of foreign earnings and profits and eligible foreign tax credits to be claimed to offset the tax liability.
The 2017 Tax Act also included a provision designed to tax Global Intangible Low Taxed Income (“GILTI”). The Company has elected the period cost method to account for any tax liability subject to the GILTI regime. For the current year the Company did not record any tax liability attributable to GILTI.
The accounting guidance for accounting for income taxes requires that the Company assess the realizability of deferred tax assets at each reporting period. These assessments generally consider several factors including the reversal of existing temporary differences, projected future taxable income, and potential tax planning strategies. The Company has valuation allowances totaling $8.1 million and $7.1 million at December 31, 2018 and 2017, respectively, primarily related to our state Net Operating Loss carryforwards ("NOLs"), foreign tax credits and state tax credits that the Company believes are not likely to be realized based on upon its estimates of future state taxable income, limitations on the uses of its state NOLs, and the carryforward life over which the state tax benefit is realized. The Company recognized a $0.3 million net benefit for the reversal of a valuation allowance for deferred tax assets established for the historical net operating losses.
As of December 31, 2018, the Company recognized approximately $3.9 million of Canadian foreign and $7.2 million of Puerto Rico foreign earnings as permanently reinvested to meet working capital requirements in each jurisdiction. The amount of tax that may be payable on the future distribution of such earnings is approximately $0.2 million and $0.7 million of Canadian and Puerto Rico withholding taxes. No U.S. taxes will be incurred on future distributions of foreign earnings due to the participation exemption under the 2017 Tax Act.
Due to the adoption of ASU 2016-09 in 2017, the Company recognized excess tax benefits of $1.0 million and $0.9 million as income tax benefit for the year ended December 31, 2018 and 2017, respectively, and as a result of the required adoption of ASU 2016-09, the Company's effective tax rate may have increased volatility.
The Company has $19.5 million of tax effected state net operating loss carryforwards as of December 31, 2018, which will expire in the years 2019 through 2038. As noted above, the utilization of net operating loss carryforwards of the Company are limited due to the ownership change in June 2004 and are also limited due to the Central Merger.

A reconciliation of the Company's reported income tax provision to the amount computed by multiplying earnings before income taxes by statutory United States federal income tax rate is as follows:

	Year Ended December 31,
(millions)	2018	2017	2016
Tax at statutory rate	$16.0	$25.3	$14.6
Permanent differences	0.2	0.3	0.8
State taxes, net of federal benefit	6.3	2.5	1.3
Effect of foreign tax rates	0.6	—	—
Effect of 2017 Tax Act	(1.5)	(1.0)	—
Minority interest	(0.7)	(1.1)	(1.0)
Current year adjustment to deferred taxes	0.4	1.6	1.3
Recognition of tax credits	(2.7)	(1.5)	(1.4)
Other	—	1.1	0.4
	18.6	27.2	16.0
Change in valuation allowance (1)	1.0	0.5	(0.2)
Income tax expense	$19.6	$27.7	$15.8
Effective tax rate	25.8%	38.4%	37.8%
(1) The year ended December 31, 2017 includes $1.2 million of additional income tax expense related to an increase in the valuation allowance as a result of the 2017 Tax Act.
Taxes paid, which are for United States Federal income tax, certain state income taxes, and foreign income taxes were $15.3 million, $26.5 million, and $17.6 million in the twelve months ended December 31, 2018, 2017 and 2016, respectively.
As of December 31, 2018 the Company had not identified any uncertain tax positions that would have a material impact on the Company's financial position.
The Company recognizes potential interest and penalties related to uncertain tax positions, if any, in income tax expense. The tax years that remain subject to examination for the Company's major tax jurisdictions as of December 31, 2018 are shown below:

2014 - 2018	United States - federal income tax
2007 - 2018	United States - state and local income tax
2014 - 2018	Foreign - Canada and Puerto Rico
17. Benefit Plans
Deferred Compensation Arrangements
The Company offers deferred compensation arrangements for certain key executives. Subject to their continued employment by the Company, certain employees are offered supplemental pension arrangements in which the employees will receive a defined monthly benefit upon attaining age 65. At December 31, 2018 and 2017, the Company has accrued $3.7 million and $3.6 million, respectively, representing the present value of the future benefit payments. Expenses related to these plans amounted to $0.4 million, $nil and $0.2 million in 2018, 2017 and 2016, respectively.
The Company also has agreements with certain former key executives that provide for aggregate annual payments for periods ranging from 10 years to life, beginning when the executive retires or upon death or disability. Under certain conditions, the amount of deferred benefits can be reduced. Compensation cost for the year ended December 31, 2018 was $0.2 million, $0.2 million and $0.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. The Company has recorded a liability of $2.4 million and $2.6 million associated with these agreements as of December 31, 2018 and 2017, respectively.
Life insurance contracts with a face value of approximately $6.2 million and $6.7 million as of December 31, 2018 and 2017 have been purchased to fund, as necessary, the benefits under the Company's deferred compensation agreements. The cash surrender value of the life insurance contracts is approximately $3.6 million and $4.0 million as of December 31, 2018 and 2017, respectively, and classified as non-current assets and included in Other assets, net within the Consolidated Balance Sheets. The plan is a non-qualified plan and is not subject to ERISA funding requirements.
Defined Contribution Plans
The Company sponsors savings and retirement plans whereby the participants may elect to contribute a portion of their compensation to the plans. The plan is a qualified defined contribution plan 401(k). The Company contributes an amount in cash or other property as a Company match equal to 50% of the first 6% of contributions as they occur. Expenses related to the Company's 401(k) match amounted to $2.1 million, $2.1 million, and $1.9 million in 2018, 2017 and 2016, respectively.

The Company also offers a non-qualified deferred compensation plan to those employees whose participation in its 401(k) plan is limited by statute or regulation. This plan allows certain employees to defer a portion of their compensation, limited to a maximum of $0.1 million per year, to be paid to the participants upon separation of employment or distribution date selected by employee. To support the non-qualified deferred compensation plan, the Company has elected to purchase Company Owned Life Insurance ("COLI") policies on certain plan participants. The cash surrender value of the COLI policies is designed to provide a source for funding the non-qualified deferred compensation liability. As of December 31, 2018 and 2017, the cash surrender value of the COLI policies is $13.0 million and $14.1 million, respectively, and classified as non-current assets in Other Assets, net within the Consolidated Balance Sheets. The liability for the non-qualified deferred compensation plan is included in Other long-term liabilities on the Consolidated Balance Sheets and was $15.0 million and $16.3 million as of December 31, 2018 and 2017, respectively.
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

The Company's contributions represented more than 5% of total contributions to the Teamsters Local Union No. 727 and Local 272 Labor Management Benefit Funds for the plan year ending February 28, 2018 and November 30, 2018, respectively. The Company does not represent more than five percent to any other fund. The Company's participation in this plan for the annual periods ended December 31, 2018, 2017 and 2016, is outlined in the table below. The "EIN/Pension Plan Number" column provides the Employee Identification Number ("EIN") and the three-digit plan number, if applicable. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The "FIP/RP Status Pending/Implemented" column indicates plans for which a Financial Improvement Plan ("FIP") or a Rehabilitation Plan ("RP") is either pending or has been implemented.
The "Expiration Date of Collective Bargaining Agreement" column lists the expiration dates of the agreements to which the plans are subject.

	EIN/ Pension Plan Number	Pension Protection Zone Status			FIP/FR Pending Implementation	Contributions (millions)				Zone Status as of the Most Recent Annual Report	Expiration Date of Collective Bargaining Agreement
Pension		2018	2017	2016		2018	2017	2016	Surcharge Imposed
Teamsters Local Union 727	36-61023973	Green	Green	Green	N/A	$3.2	$3.4	$3.5	No	2018	10/31/2021
Local 272 Labor Management	13-5673836	Green	Green	Green	N/A	$1.5	$1.6	$1.5	No	2018	3/5/2021
Net expenses for contributions not reimbursed by clients and related to multiemployer defined benefit and defined contribution benefit plans were $2.1 million, $2.0 million and $3.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.
In the event that the Company decides to cease participating in these plans, the Company could be assessed a withdrawal liability. The Company currently does not have any intentions to cease participating in these multiemployer pension plans and therefore would not trigger the withdrawal liability.

18. Bradley Agreement
The Company entered into a 25-year agreement with the State of Connecticut ("State") that expires on April 6, 2025, under which it operates the surface parking and 3,500 garage parking spaces at Bradley International Airport ("Bradley") located in the Hartford, Connecticut metropolitan area.
The parking garage was financed through the issuance of State special facility revenue bonds and provides that the Company deposits, with the trustee for the bondholders, all gross revenues collected from operations of the surface and garage parking. From these gross revenues, the trustee pays debt service on the special facility revenue bonds outstanding, operating and capital maintenance expense of the surface and garage parking facilities, and specific annual guaranteed minimum payments to the state. Principal and interest on the Bradley special facility revenue bonds increase from approximately $3.6 million in contract year 2002 to approximately $4.5 million in contract year 2025. Annual guaranteed minimum payments to the State increase from approximately $8.3 million contract year 2002 to approximately $13.2 million in contract year 2024. The annual minimum guaranteed payment to the State by the trustee for the twelve months ended December 31, 2018 and 2017 was $11.8 million and $11.5 million, respectively. All of the cash flow from the parking facilities are pledged to the security of the special facility revenue bonds and are collected and deposited with the bond trustee. Each month the bond trustee makes certain required monthly distributions, which are characterized as "Guaranteed Payments." To the extent the monthly gross receipts generated by the parking facilities are not sufficient for the trustee to make the required Guaranteed Payments, the Company is obligated to deliver the deficiency amount to the trustee, with such deficiency payments representing interest bearing advances to the trustee. The Company does not directly guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.
The following is the list of Guaranteed Payments:

•	Garage and surface operating expenses,

•	Principal and interest on the special facility revenue bonds,

•	Trustee expenses,

•	Major maintenance and capital improvement deposits, and

•	State minimum guarantee.
To the extent sufficient funds exist, the trustee is then directed to reimburse the Company for deficiency payments up to the amount of the calculated surplus, with the Company having the right to be repaid the principal amount of any and all deficiency payments, together with actual interest and premium, not to exceed 10% of the initial deficiency payment. The Company calculates and records interest and premium income along with deficiency principal repayments as a reduction of cost of services in the period the associated deficiency repayment is received from the trustee. The Company believes these advances to be fully recoverable as the Bradley Agreement places no time restriction on the Company's right to reimbursement.
The total deficiency repayments, net of payments made, as of December 31, 2018, 2017 and 2016 are as follows:

	December 31,
(millions)	2018	2017	2016
Balance at beginning of year	$7.8	$9.9	$11.6
Deficiency payments made	0.1	0.3	0.2
Deficiency repayment received	(4.0)	(2.3)	(1.9)
Balance at end of year	$3.9	$7.8	$9.9
The total deficiency repayments (net of payments made), interest and premium received and recorded for the years ended December 31, 2018, 2017 and 2016 are as follows:

	Year Ended December 31
(millions)	2018	2017	2016
Deficiency repayments	$3.9	$2.0	$1.7
Interest	0.9	0.6	0.5
Premium	$0.3	$0.2	$0.2
Deficiency payments made are recorded as an increase in Cost of services-management type contracts and deficiency repayments, interest and premium received are recorded as reductions to cost of services. The reimbursement of principal, interest and premium are recognized when received.
There were no amounts of estimated deficiency payments accrued as of December 31, 2018 and 2017, as the Company concluded that the potential for future deficiency payments did not meet the criteria of both probable and estimable.

In addition to the recovery of certain general and administrative expenses incurred, the Bradley Agreement provides for an annual management fee payment, which is based on operating profit tiers. The annual management fee is further apportioned 60% to the Company and 40% to an un-affiliated entity and the annual management fee will be paid to the extent funds are available for the trustee to make distribution, and are paid after Guaranteed Payments (as defined in the Bradley Agreement) repayment of all deficiency payments, including interest and premium. Cumulative management fees of approximately $18.7 million and $17.7 million have not been recognized as of December 31, 2018 and 2017, respectively, and no management fees were recognized as revenue during 2018, 2017 or 2016.
19. Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) is comprised of unrealized gains (losses) on cash flow hedges and foreign currency translation adjustments. The components of changes in accumulated comprehensive income (loss), net of tax, were as follows:

(millions)	Foreign Currency Translation Adjustments	Effective Portion of Unrealized Gain (Loss) on Derivative	Total Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2015	$(1.2)	$0.1	$(1.1)
Change in other comprehensive income (loss)	(0.2)	(0.1)	(0.3)
Balance as of December 31, 2016	(1.4)	—	(1.4)
Change in other comprehensive income (loss)	0.2	—	0.2
Balance as of December 31, 2017	(1.2)	—	(1.2)
Change in other comprehensive income (loss)	(0.6)	—	(0.6)
Cumulative effect of change in accounting principle (1)	(0.6)	—	(0.6)
Balance as of December 31, 2018	$(2.4)	$—	$(2.4)
(1) Refer to Note 1, Significant Accounting Policies and Practices for additional information on the Company's adoption of ASU 2018-02.
Note: Amounts may not foot due to rounding.
20. Legal Proceedings
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

Settlement with Former Central Stockholders
In September 2016, the Company and the former stockholders of KCPC Holdings, Inc., which was the ultimate parent of Central Parking Corporation (collectively, "Central") agreed-upon non-binding terms to settle all outstanding matters between the parties relating to the Central Merger ("Settlement Terms") and on December 15, 2016 the Company and Central's former stockholders executed a settlement agreement ("Settlement Agreement") to settle all outstanding matters between the parties relating to the Central Merger (including the Company's claims as described above). Pursuant to the Settlement Agreement, the Company paid Central's former stockholders $2.5 million in aggregate. As a result of the Settlement Terms, the Company recorded $0.8 million ($0.5 million, net of tax) in General and administrative expenses within the Consolidated Statements of Income in 2016. Additionally and pursuant to the Settlement Agreement, the parties fully released one another for any future claims.
21. Domestic and Foreign Operations
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
An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenue and incur expenses, and about which separate financial information is regularly evaluated by the CODM. The CODM is the Company's president and chief executive officer. The business is managed based on segments administered by executive vice presidents. Each of the operating segments is directly responsible for revenue and expenses related to their operations including direct segment administrative costs. Finance, information technology, human resources, and legal are shared functions that are not allocated back to the two operating segments. The CODM assesses the performance of each operating segment using information about its revenue and operating income (loss) before interest, taxes, and depreciation and amortization, but does not evaluate operating segments using discrete asset information. There are no inter-segment transactions and the Company does not allocate interest and other income, interest expense, depreciation and amortization or taxes to operating segments. The accounting policies for segment reporting are the same as for the Company as a whole.
In the fourth quarter of 2018, the Company changed its internal reporting segment information reported to the CODM as a result of the Bags acquisition (see Note 2. Acquisition). The operating segments are internally reported as Segment One (Commercial and Institutional) and Segment Two (Aviation). All prior periods presented have been restated to reflect the new internal reporting to the CODM.

•
Segment One (Commercial and Institutional) encompasses our services in healthcare facilities, municipalities, including meter revenue collection and enforcement services, government facilities, hotels, commercial real estate, residential communities, retail, colleges and universities, as well as ancillary services such as shuttle and ground transportation services, valet services, taxi and livery dispatch services and event planning, including shuttle and transportation services.

•
Segment Two (Aviation) encompasses our services in aviation (i.e., airports, airline and certain hospitality clients with baggage and parking services) as well as ancillary services, which includes shuttle and ground transportation services, valet services, baggage handling, baggage repair and replacement, remote air check-in services, wheelchair assist services and other services.

•
"Other" consists of ancillary revenue that is not specifically identifiable to Segments One or Two and certain unallocated items, such as and including prior year insurance reserve adjustments and other corporate items.

[INTENTIONALLY LEFT BLANK]

The following is a summary of revenues and gross profit by operating segment for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
(millions)	2018 (1)	Gross Margin	2017	Gross Margin	2016	Gross Margin
Services revenue
Segment One
Lease type contracts	$386.2		$433.8		$420.3
Management type contracts	250.8		250.0		248.3
Total Segment One	637.0		683.8		668.6
Segment Two
Lease type contracts	27.0		129.3		124.7
Management type contracts	101.2		89.1		88.0
Total Segment Two	128.2		218.4		212.7
Other
Lease type contracts	0.7		—		—
Management type contracts	9.5		9.1		10.5
Total Other	10.2		9.1		10.5
Reimbursed management type contract revenue	693.0		679.2		676.6
Total services revenue	$1,468.4		$1,590.5		$1,568.4
Gross Profit
Segment One
Lease type contracts	25.3	6.6%	35.8	8.3%	32.6	7.8%
Management type contracts	94.9	37.8%	96.9	38.8%	95.7	38.5%
Total Segment One	120.2		132.7		128.3
Segment Two
Lease type contracts	7.1	26.3%	6.7	5.2%	5.7	4.5%
Management type contracts	31.9	31.5%	26.2	29.2%	24.6	28.0%
Total Segment Two	39.0		32.9		30.3
Other
Lease type contracts	3.8	542.9%	2.2	—%	1.1	—%
Management type contracts	21.0	221.1%	17.5	192.3%	16.7	159.0%
Total Other	24.8		19.7		17.8
Total gross profit	184.0		185.3		176.4
General and administrative expenses	91.0		82.9		90.0
General and administrative expense percentage of gross profit	49.5%		44.7%		51.0%
Depreciation and amortization	17.9		21.0		33.7
Operating income	75.1		81.4		52.7
Other expenses (income):
Interest expense	9.6		9.2		10.5
Interest income	(0.4)		(0.6)		(0.5)
Gain on sale of a business	—		(0.1)		—
Equity in (earnings) losses from investment in unconsolidated entity	(10.1)		0.7		0.9
Total other expenses (income)	(0.9)		9.2		10.9
Earnings before income taxes	76.0		72.2		41.8
Income tax expense	19.6		27.7		15.8
Net income	56.4		44.5		26.0
Less: Net income attributable to noncontrolling interest	3.2		3.3		2.9
Net income attributable to SP Plus Corporation	$53.2		$41.2		$23.1

(1) On November 30, 2018, we completed our acquisition of Bags. Our consolidated operations for the year ended December 31, 2018 includes Bags operating results for the period of November 30, 2018 through December 31, 2018. Our consolidated results for the years ended December 31, 2017 and 2016 do not include the operating results of Bags. See Note 2. Acquisition for additional information.

22. Unaudited Quarterly Results
The following table sets forth the Company's unaudited quarterly consolidated statement of income data for the years ended December 31, 2018 and December 31, 2017. The unaudited quarterly information has been prepared on the same basis as the annual financial information and, in management's opinion, includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information for the quarters presented. Historically, the Company's operating results have varied from quarter to quarter and are expected to continue to fluctuate in the future. These fluctuations have been due to a number of factors, including: general economic conditions in its markets; acquisitions; additions of contracts; expiration and termination of contracts; conversion of lease type contracts to management type contracts; conversion of management type contracts to lease type contracts and changes in terms of contracts that are retained and timing of general and administrative expenditures.
The operating results for any historical quarter are not necessarily indicative of results for any future period.

[INTENTIONALLY LEFT BLANK]

	2018				2017
(millions, except for share and per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (3)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Unaudited)				(Unaudited)
Services revenue
Lease type contracts (1) (2)	$99.5	$107.4	$104.7	$102.3	$130.8	$150.9	$140.9	$140.5
Management type contracts	94.4	87.7	82.6	96.8	92.1	84.0	86.7	85.4
Reimbursed management type contract revenue	172.9	167.1	174.8	178.2	179.0	168.6	165.1	166.5
Total revenue	366.8	362.2	362.1	377.3	401.9	403.5	392.7	392.4
Cost of services
Lease type contracts	94.6	94.5	94.2	94.3	125.8	130.2	131.0	131.4
Management type contracts	59.9	49.5	48.1	56.3	56.6	47.2	50.7	53.1
Reimbursed management type contract expense	172.9	167.1	174.8	178.2	179.0	168.6	165.1	166.5
Total cost of services	327.4	311.1	317.1	328.8	361.4	346.0	346.8	351.0
Gross profit
Lease type contracts (1)	4.9	12.9	10.5	8.0	5.0	20.7	9.9	9.1
Management type contracts	34.5	38.2	34.5	40.5	35.5	36.8	36.0	32.3
Total gross profit	39.4	51.1	45.0	48.5	40.5	57.5	45.9	41.4
General and administrative expenses	22.3	22.3	18.7	27.7	21.2	22.5	19.6	19.6
Depreciation and amortization	4.0	4.5	4.2	5.2	6.6	4.8	4.9	4.7
Operating income	13.1	24.3	22.1	15.6	12.7	30.2	21.4	17.1
Other expense (income)
Interest expense	2.1	2.2	2.1	3.2	2.6	2.3	2.2	2.1
Interest income	(0.1)	(0.1)	(0.1)	(0.1)	(0.1)	(0.2)	(0.2)	(0.1)
Gain on sale of a business	—	—	—	—	—	(0.1)	—	—
Equity in (income) losses from investment in unconsolidated entity	(10.1)	—	—	—	0.2	0.2	0.1	0.2
Total other expenses (income)	(8.1)	2.1	2.0	3.1	2.7	2.2	2.1	2.2
Earnings before income taxes	21.2	22.2	20.1	12.5	10.0	28.0	19.3	14.9
Income tax expense	5.3	6.0	5.6	2.7	3.3	10.7	7.3	6.4
Net income	15.9	16.2	14.5	9.8	6.7	17.3	12.0	8.5
Less: Net income attributable to noncontrolling interest	0.6	0.9	1.0	0.7	0.7	1.1	0.8	0.7
Net income attributable to SP Plus Corporation	$15.3	$15.3	$13.5	$9.1	$6.0	$16.2	$11.2	$7.8
Common stock data
Net income per common share (4)
Basic	$0.69	$0.68	$0.60	$0.40	$0.27	$0.73	$0.51	$0.35
Diluted	$0.68	$0.68	$0.60	$0.40	$0.27	$0.72	$0.50	$0.35
Weighted average shares outstanding
Basic	22,308,694	22,370,923	22,439,884	22,465,834	22,148,265	22,190,421	22,203,023	22,221,536
Diluted	22,557,326	22,644,884	22,626,746	22,607,102	22,447,904	22,515,234	22,523,036	22,528,825
(1) Services revenue - lease type contracts and Gross profit - lease type contracts in the second quarter of 2017 includes earnings of $8.5 million for our proportionate share of the net gain of an equity method investee's sale of assets.
(2) Includes reduction of Services revenue - lease type contracts due to the adoption of Topic 853, which requires rental expense for the periods after January 1, 2018 be presented as a reduction of Services revenue - lease type contracts for that business (and corresponding contracts) that meet the criteria and definition of a service concession arrangement. Refer to Note 4. Revenue, for further discussion regarding the adoption of Topic 853.
(3) The Company began including Bags operations within its consolidated operating results on November 30, 2018. See also Note 2. Acquisition for additional information.
(4) Basic and diluted net income per share are computed independently for each of the quarters presented. As a result, the sum of quarterly basic and diluted net income per share information may not equal annual basic and diluted net income per share.

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SP PLUS CORPORATION
Date: February 27, 2019	By:	/s/ VANCE C. JOHNSTON
Vance C. Johnston
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ G MARC BAUMANN	Director, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2019
G Marc Baumann
/s/ KAREN M. GARRISON	Director and Non-Executive Chairman	February 27, 2019
Karen M. Garrison
/s/ ALICE M. PETERSON	Director	February 27, 2019
Alice M. Peterson
/s/ GREGORY A. REID	Director	February 27, 2019
Gregory A. Reid
/s/ WYMAN T. ROBERTS	Director	February 27, 2019
Wyman T. Roberts
/s/ DOUGLAS R. WAGGONER	Director	February 27, 2019
Douglas R. Waggoner
/s/ VANCE C. JOHNSTON	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 27, 2019
Vance C. Johnston
/s/ KRISTOPHER H. ROY	Senior Vice President, Corporate Controller and Assistant Treasurer (Principal Accounting Officer and Duly Authorized Officer)	February 27, 2019
Kristopher H. Roy

SP PLUS CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Reductions (1)	Balance at End of Year
(millions)
Allowance for doubtful accounts
Year ended December 31, 2018	$0.7	$1.7	$(1.4)	$1.0
Year ended December 31, 2017	0.4	0.7	(0.4)	0.7
Year ended December 31, 2016	$0.9	$0.5	$(1.0)	$0.4
Deferred tax valuation allowance
Year ended December 31, 2018	$7.1	$1.0	$—	$8.1
Year ended December 31, 2017	6.6	0.5	—	7.1
Year ended December 31, 2016	$6.8	$—	$(0.2)	$6.6

(1)	Represents uncollectible accounts written off and reversal of provision.