Form 10-Q
period 2019-03-31
SP Plus Corp
filed 2019-05-06
CIK 1059262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

As of May 3, 2019, there were 22,853,588 shares of common stock of the registrant outstanding.

SP PLUS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SP Plus Corporation
Condensed Consolidated Balance Sheets

(millions, except for share and per share data)	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Cash and cash equivalents	$23.7	$39.9
Notes and accounts receivable, net	156.2	150.7
Prepaid expenses and other	14.4	17.2
Total current assets	194.3	207.8
Leasehold improvements, equipment and construction in progress, net	40.2	40.3
Right-of-use assets	481.0	—
Other assets
Advances and deposits	4.0	4.2
Other intangible assets, net	162.2	166.0
Favorable acquired lease contracts, net	—	17.6
Equity investments in unconsolidated entities	9.9	9.8
Other assets, net	19.0	17.3
Deferred taxes	14.2	14.6
Cost of contracts, net	4.7	9.2
Goodwill	585.7	585.5
Total other assets	799.7	824.2
Total assets	$1,515.2	$1,072.3
Liabilities and stockholders’ equity
Accounts payable	$103.3	$110.1
Accrued rent	15.7	23.5
Compensation and payroll withholdings	21.3	25.8
Property, payroll and other taxes	8.5	9.5
Accrued insurance	19.8	19.7
Accrued expenses	34.5	45.1
Short-term lease liabilities	123.0	—
Current portion of long-term obligations under credit facility and other long-term borrowings	13.3	13.2
Total current liabilities	339.4	246.9
Long-term borrowings, excluding current portion
Obligations under credit facility	358.3	360.9
Other long-term borrowings	12.4	12.6
	370.7	373.5
Long-term lease liabilities	369.7	—
Unfavorable acquired lease contracts, net	—	24.7
Other long-term liabilities	58.4	58.6
Total noncurrent liabilities	798.8	456.8
Stockholders’ equity
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized as of March 31, 2019 and December 31, 2018; no shares issued	—	—
Common stock, par value $0.001 per share; 50,000,000 shares authorized as of March 31, 2019 and December 31, 2018; 22,853,588 and 22,783,976 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	—	—
Treasury stock, at cost; 377,925 and 305,183 shares as of March 31, 2019 and December 31, 2018, respectively	(9.8)	(7.5)
Additional paid-in capital	258.0	257.7
Accumulated other comprehensive loss	(2.2)	(2.4)
Retained earnings	131.3	120.7
Total SP Plus Corporation stockholders’ equity	377.3	368.5
Noncontrolling interest	(0.3)	0.1
Total stockholders’ equity	377.0	368.6
Total liabilities and stockholders’ equity	$1,515.2	$1,072.3

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation
Condensed Consolidated Statements of Income

	Three Months Ended
(millions, except for share and per share data) (unaudited)	March 31, 2019	March 31, 2018
Services revenue
Lease type contracts	$97.8	$99.5
Management type contracts	132.9	94.4
	230.7	193.9
Reimbursed management type contract revenue	178.7	172.9
Total services revenue	409.4	366.8
Cost of services
Lease type contracts	89.7	94.6
Management type contracts	87.8	59.9
	177.5	154.5
Reimbursed management type contract expense	178.7	172.9
Total cost of services	356.2	327.4
Gross profit
Lease type contracts	8.1	4.9
Management type contracts	45.1	34.5
Total gross profit	53.2	39.4
General and administrative expenses	27.1	22.3
Depreciation and amortization	7.2	4.0
Operating income	18.9	13.1
Other expenses (income)
Interest expense	5.0	2.1
Interest income	(0.1)	(0.1)
Equity in earnings from investment in unconsolidated entity	—	(10.1)
Total other expenses (income)	4.9	(8.1)
Earnings before income taxes	14.0	21.2
Income tax expense	3.1	5.3
Net income	10.9	15.9
Less: Net income attributable to noncontrolling interest	0.3	0.6
Net income attributable to SP Plus Corporation	$10.6	$15.3
Common stock data
Net income per common share
Basic	$0.47	$0.69
Diluted	$0.47	$0.68
Weighted average shares outstanding
Basic	22,509,050	22,308,694
Diluted	22,667,539	22,557,326

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
(millions) (unaudited)	March 31, 2019	March 31, 2018
Net income	$10.9	$15.9
Other comprehensive income (expense)	0.2	(0.4)
Comprehensive income	11.1	15.5
Less: Comprehensive income attributable to noncontrolling interest	0.3	0.6
Comprehensive income attributable to SP Plus Corporation	$10.8	$14.9

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation
Condensed Consolidated Statements of Stockholders' Equity

Three months ended March 31, 2018 (unaudited)
	Common Stock
(millions, except share and per share data)	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interest	Total
Balance (deficit) at January 1, 2018	22,542,672	$—	$254.6	$(1.2)	$67.0	$(7.5)	$0.2	$313.1
Net income	—	—	—	—	15.3	—	0.6	15.9
Foreign currency translation	—	—	—	(0.4)	—	—	—	(0.4)
Issuance of restricted stock units	45,963	—	—	—	—	—	—	—
Issuance of performance stock units	48,174	—	—	—	—	—	—	—
Non-cash stock-based compensation related to restricted stock units and performance share units	—	—	0.6	—	—	—	—	0.6
Distribution to noncontrolling interest	—	—	—	—	—	—	(0.8)	(0.8)
Balance (deficit) at March 31, 2018	22,636,809	$—	$255.2	$(1.6)	$82.2	$(7.5)	$—	$328.3

Three months ended March 31, 2019 (unaudited)
	Common Stock
(millions, except share and per share data)	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interest	Total
Balance (deficit) at January 1, 2019	22,783,976	$—	$257.7	$(2.4)	$120.7	$(7.5)	$0.1	$368.6
Net income	—	—	—	—	10.6	—	0.3	10.9
Foreign currency translation	—	—	—	0.2	—	—	—	0.2
Issuance of restricted stock units	7,518	—	—	—	—	—	—	—
Issuance of performance stock units	62,094	—	—	—	—	—	—	—
Non-cash stock-based compensation related to restricted stock units and performance share units	—	—	0.4	—	—	—	—	0.4
Treasury stock	—	—	—	—	—	(2.3)	—	(2.3)
Distribution to noncontrolling interest	—	—	—	—	—	—	(0.7)	(0.7)
Balance (deficit) at March 31, 2019	22,853,588	$—	$258.0	$(2.2)	$131.3	$(9.8)	$(0.3)	$377.0

Note: Amounts may not foot due to rounding.

See Notes to Consolidated Financial Statements.

SP Plus Corporation
Condensed Consolidated Statements of Cash Flows

	Three Months Ended
(millions) (unaudited)	March 31, 2019	March 31, 2018
Operating activities
Net income	$10.9	$15.9
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	7.4	4.3
Net (accretion) amortization of acquired lease contracts	(1.4)	0.9
Loss on sale of equipment	—	0.1
Net equity in earnings of unconsolidated entities (net of distributions)	(0.1)	(0.2)
Gain on sale of equity method investment in unconsolidated entity	—	(10.1)
Amortization of debt issuance costs	0.1	0.1
Amortization of original discount on borrowings	0.1	0.1
Non-cash stock-based compensation	0.4	0.6
Provisions for losses on accounts receivable	0.1	—
Deferred income taxes	0.5	0.1
Changes in operating assets and liabilities
Notes and accounts receivable	(5.7)	(14.2)
Prepaid assets	3.3	3.8
Other assets	38.3	—
Accounts payable	(6.8)	(5.1)
Accrued liabilities	(54.0)	2.1
Net cash used in operating activities	(6.9)	(1.6)
Investing activities
Purchase of leasehold improvements and equipment	(2.1)	(2.6)
Proceeds from sale of equipment and contract terminations	0.1	—
Proceeds from sale of equity method investee's sale of assets	—	19.3
Cost of contracts purchased	(1.2)	(0.2)
Net cash (used in) provided by investing activities	(3.2)	16.5
Financing activities
Payments on credit facility revolver	(124.0)	(77.3)
Proceeds from credit facility revolver	124.0	74.5
Payments on credit facility term loan	(2.8)	(5.0)
Payments on other long-term borrowings	(0.5)	(0.1)
Distribution to noncontrolling interest	(0.7)	(0.8)
Payments of debt issuance costs and original discount on borrowings	—	(0.1)
Repurchase of common stock	(2.3)	—
Net cash used in financing activities	(6.3)	(8.8)
Effect of exchange rate changes on cash and cash equivalents	0.2	(0.4)
(Decrease) increase in cash and cash equivalents	(16.2)	5.7
Cash and cash equivalents at beginning of year	39.9	22.8
Cash and cash equivalents at end of period	$23.7	$28.5
Supplemental disclosures
Cash paid during the period for
Interest	$4.5	$1.9
Income taxes, net	$1.6	$0.4

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Significant Accounting Policies and Practices

The Company
SP Plus Corporation (the "Company") provides parking management, ground transportation and other ancillary services to commercial, hospitality, institutional, municipal and governmental, and aviation clients across the United States, Puerto Rico and Canada. These services include on-site parking management, valet parking, ground transportation services, facility maintenance, event logistics, baggage handling services, remote airline check-in services, security services, municipal meter revenue collection and enforcement services, and consulting services. The Company also schedules and supervises service personnel as well as provides customer service, marketing, accounting and revenue control functions necessary to provide such services. The Company typically enters into contractual relationships with property owners or managers as opposed to owning facilities.
Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures normally included in the Condensed Consolidated Balance Sheets, Statements of Income, Comprehensive Income, Stockholders' Equity and Cash Flows prepared in conformity with U.S. GAAP have been condensed or omitted as permitted by such rules and regulations.

In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2019 are not necessarily indicative of the results that might be expected for any other interim period or the fiscal year ending December 31, 2019. The financial statements presented in this report should be read in conjunction with the Company’s annual Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K filed on February 27, 2019.

Cash and cash equivalents

Cash equivalents represent funds temporarily invested in money market instruments with maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value. Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements was $0.5 million and $1.7 million as of March 31, 2019 and December 31, 2018, respectively, and are included within Cash and cash equivalents within the Condensed Consolidated Balance Sheets.

Financial Instruments

The carrying values of cash, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these financial instruments. Book overdrafts of $27.9 million and $34.0 million are included within Accounts payable within the Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, respectively. Long-term debt has a carrying value that approximates fair value because these instruments bear interest at variable market rates.

Equity Investments in Unconsolidated Entities

The Company has ownership interests in 30 active partnerships, joint ventures or similar arrangements that operate parking facilities, of which 25 are consolidated under the VIE or voting interest models and 5 are unconsolidated where the Company’s ownership interests range from 30-50 percent and for which there are no indicators of control. The Company accounts for such investments under the equity method of accounting, and its underlying share of each investee’s equity is included in Equity investments in unconsolidated entities within the Condensed Consolidated Balance Sheets. As the operations of these entities are consistent with the Company’s underlying core business operations, the equity in earnings of these investments are included in Services revenue - lease type contracts within the Condensed Consolidated Statements of Income. The equity earnings in these related investments were $0.7 million and $0.6 million for the three months ended March 31, 2019 and 2018, respectively.

In October 2014, the Company entered into an agreement to establish a joint venture with Parkmobile USA, Inc. and contributed all of the assets and liabilities of its proprietary Click and Park parking prepayment business in exchange for a 30% interest in the newly formed legal entity called Parkmobile, LLC (“Parkmobile”). The Parkmobile joint venture combined two parking transaction engines, with SP Plus contributing the Click and Park® parking prepayment systems, which enables consumers to reserve and pay for parking online in advance and Parkmobile USA contributing its on demand transaction engine that allows consumers to transact real-time payment for parking privileges in both on- and off-street environments. On January 3, 2018, the Company closed a transaction to sell the entire 30% interest in Parkmobile to Parkmobile USA, Inc. for a gross sale price of $19.0 million and in the first quarter of 2018, the Company recognized a pre-tax gain of $10.1 million, net of closing costs, and included in Equity in earnings from investment in unconsolidated entity within the Condensed Consolidated Statements of Income for the three months ended March 31, 2018. The Company historically accounted for its investment in the Parkmobile joint venture using the equity method of accounting, and its underlying share of equity in Parkmobile was included in Equity investments in unconsolidated entities within the Condensed Consolidated Balance Sheets. The equity losses (earnings) in the Parkmobile joint venture were historically included in Equity in earnings from investment in unconsolidated entity within the Condensed Consolidated Statements of Income.

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

Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Topic 842 requires lessees to record most leases on the balance sheet and recognize expense, similar to current accounting guidance, on the income statement. Additionally, the classification criteria and the accounting for sales-type and direct financing leases is modified for lessors. Under Topic 842, all entities are required to recognize "right-of-use" ("ROU") assets and lease liabilities on the balance sheet for all leases classified as either operating or finance leases. Lease classification will determine recognition of lease-related revenue and expense. Since the release of Topic 842, the FASB also issued the following additional ASUs updating the topic:

•	In January 2018, the FASB issued ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842

•	In July 2018, the FASB issued ASU No. 2018-11, Lease (Topic 842): Targeted Improvements

•	In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases

•	In December 2018, the FASB issued ASU No. 2018-20, Narrow Scope Improvements for Lessors

•	In March 2019, the FASB issued ASU No. 2019-01, Codification Improvements

Topic 842 and its related ASUs are effective for interim and annual reporting periods beginning after December 15, 2018.

The Company adopted the provisions of Topic 842 on January 1, 2019 under the modified retrospective approach and has used the effective date as the initial application date. Therefore, comparative periods have not been recast and continue to be reported under the accounting standards in effect for those prior periods presented. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification.

The standard had a material impact in our Condensed Consolidated Balance Sheet, but did not have a material impact in the Company's Condensed Consolidated Income Statement and no impact in the Condensed Consolidated Statement of Cash Flow. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while the Company's accounting for finance leases remained substantially unchanged.

The impact of the standard on the Condensed Consolidated Balance Sheet as of March 31, 2019 is as follows:

	Impact of Changes in Accounting Policies as of March 31, 2019
(millions) (unaudited)	As Reported	Balances without Adoption of Topic 842	Impact of Adoption Increase/(Decrease)
Assets
Prepaid expenses and other (a)	$14.4	$15.0	$(0.6)
Right-of-use assets (b)	481.0	—	481.0
Favorable acquired lease contracts, net (c)	—	16.7	(16.7)
Cost of contracts, net (d)	4.7	9.0	(4.3)
Liabilities
Accrued rent (e)	$15.7	$23.7	$(8.0)
Short-term lease liabilities (f)	123.0	—	123.0
Long-term lease liabilities (g)	369.7	—	369.7
Unfavorable lease contracts, net (h)	—	22.5	(22.5)
Other long-term liabilities (i)	58.4	61.2	(2.8)

(a) Represents prepaid rent reclassified to Right-of-use assets
(b) Represents capitalization of operating lease assets and reclassification of prepaid and deferred rent, lease incentives, favorable and unfavorable acquired lease contracts, net and cost of contract balances on operating leases
(c) Represents favorable acquired lease contracts, net reclassified to Right-of-use assets
(d) Represents cost of contract, net reclassified to Right-of-use assets
(e) Represents short-term deferred rent reclassified to Right-of-use assets
(f) Represents the recognition of short-term operating lease liabilities
(g) Represents the recognition of long-term operating lease liabilities
(h) Represents unfavorable acquired lease contracts, net reclassified to Right-of-use assets
(i) Represents long-term deferred rent reclassified to Right-of-use assets

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Under existing guidance, the accounting for nonemployee share-based payments differs from that applied to employee awards, particularly with regard to the measurement date and the impact of performance conditions. This ASU provides that existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for nonemployee awards. ASU No. 2018-07 is effective for all companies for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The Company adopted the standard as of January 1, 2019. The standard did not have an impact on the Company’s financial position, results of operations, cash flows and financial statement disclosures.

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

2. Leases

The Company leases parking facilities, office space, warehouses, vehicles and equipment and determines if an arrangement is a lease at inception. The Company rents or subleases certain real estate to third parties. The Company's sublease portfolio consists of operating leases for space within our leased parking facilities.
Prior to January 1, 2019, the Company recognized lease expense related to operating leases on a straight-line basis over the terms of the leases and, accordingly, recorded the difference between cash rent payments and recognition of rent expense as a deferred rent liability or prepaid rent. Landlord-funded leasehold improvements were also recorded as deferred rent liabilities and were amortized as a reduction of rent expense over the noncancelable term of the related operating lease. For leases that included one or more options to renew, the exercise of such renewal options is at the Company's sole discretion or mutual agreement. Certain of the Company's lease agreements included variable rent consisting primarily of payments that are a percentage of parking services revenue based on contractual levels and rental payments adjusted periodically for inflation.

Upon adoption of Topic 842, ROU assets represent the Company's "right-of-use" over an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The ROU asset includes cumulative prepaid or accrued rent on adoption date, unamortized lease incentives, unamortized initial direct costs, unamortized favorable acquired lease contracts, net and unfavorable acquired lease contracts, net initially recognized prior to adoption of Topic 842. The short term lease exception has been applied to leases with an initial term of 12 months or less and these leases are not recorded on the balance sheet.

Service concession arrangements within the scope of ASU No. 2017-10, Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services, are excluded from the scope of Topic 842. Lease costs associated with these arrangements is recorded as a reduction of revenue. See Note 5. Revenue for further discussion.

As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. Lease expense is recognized on a straight-line basis over the lease term.

For leases that include one or more options to renew, the exercise of such renewal options is at the Company's sole discretion or mutual agreement. Equipment and vehicle leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

Variable lease components comprising of payments that are a percentage of parking services revenue based on contractual levels and rental payments adjusted periodically for inflation are not included in lease liability. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The components of leased assets and liabilities and classification on the Condensed Consolidated Balance Sheet as of March 31, 2019 were as follows:

(millions) (unaudited)	Classification	March 31, 2019
Assets
Operating	Right-of-use assets	$481.0
Finance	Leasehold improvements, equipment and construction in progress, net (a)	14.1
Total leased assets		$495.1
Liabilities
Current
Operating	Short-term lease liability	$123.0
Finance	Current portion of long-term obligations under credit facility and other long-term borrowings	1.7
Noncurrent
Operating	Long-term lease liability	369.7
Finance	Other long-term borrowings	12.5
Total lease liabilities		$506.9

(a) Finance lease assets are recorded net of accumulated amortization of $0.9 million as of March 31, 2019
The components of lease cost and classification on the Condensed Consolidated Statement of Income for the three months ended March 31, 2019 were as follows:

		Three Months Ended
(millions) (unaudited)	Classification	March 31, 2019
Operating lease cost (a)	Cost of services - lease type contracts	$57.0
Operating lease cost (a) (b)	General and administrative expenses	1.3
Finance lease cost
Amortization of leased assets	Depreciation and amortization	0.5
Interest on lease liabilities	Interest expense	0.2
Net lease cost		$59.0

(a) Includes short-term leases, which are immaterial
(b) Operating lease cost included in General and administrative expenses are related to leases for office space

Rent expense on operating leases, including variable rent expense, was $58.3 million for the three months ended March 31, 2019. Variable rent expense amounted to $13.1 million for the three months ended March 31, 2019.

Sublease income generated during the three months ended March 31, 2019 was not material.

The Company has entered into operating lease arrangements as of March 31, 2019 that are effective for a future period. The total amount of Right-of-use assets and lease liabilities related to these arrangements are immaterial.

Maturities of lease liabilities as of March 31, 2019 were as follows:

(millions) (unaudited)	Operating Leases Liabilities	Finance Leases Liabilities	Total
2019	$111.1	$1.8	$112.9
2020	125.3	2.4	127.7
2021	95.1	2.4	97.5
2022	74.7	2.2	76.9
2023	49.4	1.9	51.3
After 2024	116.6	7.0	123.6
Total lease payments	572.2	17.7	589.9
Less: Imputed interest	79.5	3.5	83.0
Present value of lease liabilities	$492.7	$14.2	$506.9

Future sublease income for the above periods shown was excluded as the amounts are not material.

Lease term and discount rate information was as follows:

(unaudited)	March 31, 2019
Weighted-average remaining lease term (years)
Operating leases	5.7
Finance leases	8.9
Weighted-average discount rate
Operating leases	4.8%
Finance leases	5.0%

Supplemental cash flow information related to leases was as follows:

Three Months Ended
(millions) (unaudited)	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$47.7
Operating cash flows from finance leases	0.2
Financing cash flows from finance leases	0.5
Leased assets obtained in exchange for new operating liabilities	20.5
Leased assets obtained in exchange for new finance lease liabilities	0.4

3. Acquisition

On November 30, 2018, the Company acquired the outstanding shares of Bags (the "Acquisition"). Bags is a leading provider of baggage delivery, remote airline check in, and other related services, primarily to airline, airport and hospitality clients. Subject to the terms and conditions of the Stock Purchase Agreement, as consideration for the acquisition of Bags, SP Plus paid to the Sellers total consideration of approximately $283.6 million. The consideration is comprised of $275.0 million of contractual cash consideration, $8.1 million related to the preliminary net working capital and cash acquired and $0.5 million for certain individual taxes to be paid by the Seller (the “Cash Consideration”). As described in Note 17. Business Unit Segment Information, the Company integrated the Bags' operations into Segment Two (Aviation) for segment reporting purposes, effective November 30, 2018.

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

The Company incurred certain acquisition and integration costs associated with the transaction that were expensed as incurred and are reflected in the Condensed Consolidated Statements of Income. See Note 4. Acquisition, Restructuring and Integration Costs.

The Company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but the company is waiting for additional information necessary to finalize those fair values. Thus, the provisional measurements of fair value set forth above are subject to change. As a result, during the measurement period, which may be up to one year from the acquisition date, adjustments to the assets acquired and liabilities assumed will be recorded with corresponding adjustments to goodwill. The Company expects to complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date. The Company recorded measurement period adjustments during the three months ended March 31, 2019 related to an increase in assumed workers' compensation liabilities.

The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed:

(millions) (unaudited)	As Initially Reported November 30, 2018	Preliminary Measurement Period Adjustments	As Adjusted November 30, 2018
Cash and cash equivalents	$5.9	$—	$5.9
Notes and accounts receivable	13.2	—	13.2
Prepaid expenses and other	2.0	—	2.0
Advances and deposits	0.2	—	0.2
Leasehold improvements, equipment and construction in progress, net	1.5	—	1.5
Other intangible assets, net	118.0	—	118.0
Goodwill	154.1	0.1	154.2
Accounts payable	(6.5)	—	(6.5)
Accrued expenses	(4.1)	(0.1)	(4.2)
Other long-term liabilities	(0.7)	—	(0.7)
Net assets acquired and liabilities assumed	$283.6	$—	$283.6

Goodwill amounting to $154.2 million represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The estimated goodwill to be recognized is attributable primarily to expanded revenue synergies and expanded opportunities in the aviation and hospitality businesses, and other benefits that the Company believes will result from combining its operations with the operations of Bags. The goodwill acquired is expected to be deductible for tax purposes.

Other Intangibles assets, net acquired consist of the following:

(millions) (unaudited)	Estimated Life (1)	Estimated Fair Value
Trade name	5.0 Years	$5.6
Customer relationships	12.4 - 15.8 Years	100.4
Existing technology	5.0 - 6.0 Years	10.4
Non-compete agreement	5.0 Years	1.6
Estimated fair value of identified intangibles		$118.0
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

Pro forma financial information

The following unaudited pro forma results of operations for the three months ended March 31, 2019 and 2018, assumes the Acquisition was completed on January 1, 2018, and as such Bags pre-acquisition results have been added to the Company’s historical results. The historical consolidated financial information of the Company and the acquisition have been adjusted in the pro forma information to give effect to pro forma events that are (1) directly attributable to the transaction, (2) factually supportable and (3) expected to have a continuing impact on the combined results. The pro forma results contained in the table below include adjustments for (i) amortization of acquired intangibles, (ii) reduced general and administrative expenses related to non-routine transaction expenses, (iii) increased interest expense related to the financing of the acquisition, and (iv) estimated income tax effect.

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

	Three Months Ended
(millions) (unaudited)	March 31, 2019	March 31, 2018
Total services revenue	$409.4	$405.7
Net income attributable to SP Plus Corporation	10.6	15.8

Services revenue and net income related to Bags in 2019 that are included in the Condensed Consolidated Statements of Income are $42.1 million and $3.0 million, which are included in Services revenue - Management type contracts and Net income attributable to SP Plus Corporation, respectively.

4. Acquisition, Restructuring and Integration Costs

Acquisition, Restructuring and Integration Costs
The Company has incurred certain acquisition, restructuring, and integration costs that were expensed as incurred, which include:

•
transaction costs and other acquisition related costs (primarily professional services and advisory services) primarily related to the Bags acquisition (included within General and administrative expenses within the Consolidated Statements of Income);

•
costs (primarily severance and relocation costs) related to a series of Company initiated workforce reductions to increase organizational effectiveness and provide cost savings that can be reinvested in the Company's growth initiatives, during 2019 and 2018 (included within General and administrative expenses within the Condensed Consolidated Statements of Income); and

•	consulting costs for integration-related activities related to the Bags acquisition (included within General and administrative expenses within the Condensed Consolidated Statements of Income);
The aggregate costs associated with the acquisition, restructuring, and integration related costs for the three months ended March 31, 2019 and March 31, 2018 are summarized in the following table:

	Three Months Ended
(millions) (unaudited)	March 31, 2019	March 31, 2018
General and administrative expenses	$1.0	$1.2

An accrual for acquisition, restructuring and integration costs of $1.2 million (of which, $0.9 million is included in Compensation and payroll withholdings and $0.3 million is included in Accrued Expenses within the Condensed Consolidated Balance Sheets) and $3.3 million (of which, $1.0 million is included in Compensation and payroll withholdings, $2.1 million is included in Accrued Expenses and $0.2 million is included in Other long-term liabilities within the Condensed Consolidated Balance Sheets) as of March 31, 2019 and December 31, 2018, respectively. All accruals are expected to be paid during the next 12 months.
5. Revenue

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

Services revenue - lease type contracts

Under lease type arrangements, the Company pays the property owner a fixed base rent or payment, percentage rent or payment that is tied to the facility’s financial performance, or a combination of both. The Company operates the parking facility and is responsible for most operating expenses, but typically is not responsible for major maintenance, capital expenditures or real estate taxes. Performance obligations for service revenues related to lease type contracts include parking for transient and monthly parkers. Revenue is recognized over time as the Company provides services. Certain expenses, primarily rental expense for the contractual arrangements that meet the definition of service concession arrangements, are recorded as a reduction of revenue for the three months ended March 31, 2019 and 2018.

Services revenue - management type contracts

Management type contract revenue consists of management fees, including both fixed and performance-based fees. In exchange for this consideration, the Company has a bundle of performance obligations that include services such as managing the parking facility as well as ancillary services such as accounting, equipment leasing, consulting, insurance and other value-added services. The Company believes that it can generally purchase required insurance for the facility at lower rates than clients can obtain on their own because the Company is effectively self-insured for all liability, worker's compensation and health care claims by maintaining a large per-claim deductible. As a result, the Company generates operating income on the insurance provided under our management type contracts by focusing on risk management efforts and controlling losses. Management type contract revenues do not include gross customer collections at the managed locations as these revenues belong to the property owners rather than to the Company. Management type contracts generally provide the Company with management fees regardless of the operating performance of the underlying facilities. Revenue is recognized over time as the Company provides services.

Service concession arrangements

Service concession agreements within the scope of Topic 853 include both lease type and management type contracts. Revenue generated from service concession arrangements, is accounted for under the guidance of Topics 606 and 853. For the three months ended March 31, 2019 and March 31, 2018, respectively certain expenses (primarily rental expense) related to service concession arrangements and depreciation and amortization, have been recorded as a reduction of Service revenue - lease type contracts.

Contract modifications and taxes

Contracts are often modified to account for changes in contract specifications and requirements. The Company considers contract modifications to exist when the modification either changes the consideration due to the Company or creates new performance obligations or changes the existing scope of the contract and related performance obligations. Most contract modifications are for services that are not distinct from the existing contract due to the fact that the Company is providing a bundle of performance obligations that are highly inter-related in the context of the contract, and are therefore accounted for as if they were part of that existing contract. Typically, modifications are accounted for prospectively as part of the existing contract.

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

Disaggregation of revenue

The Company disaggregates its revenue from contracts with customers by type of arrangement for each of our reportable segments. The Company has concluded that such disaggregation of revenue best depicts the overall economic nature, timing and uncertainty of the Company's revenue and cash flows affected by the economic factors of the respective contractual arrangement. See Note 17. Business Unit Segment Information for further information on disaggregation of our revenue by segment.

Performance obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer or client, and is the unit of account under Topic 606. The contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of the Company's contracts have a single performance obligation that is not separately identifiable from other promises in the contract and therefore not distinct, comprising the promise to provide a bundle of monthly performance obligations or parking services for transient or monthly parkers.
The contract price is generally deemed to be the transaction price. Some management type contracts include performance incentives that are based on variable performance measures. These incentives are constrained at contract inception and recognized once the customer has confirmed that the Company has met the contractually agreed upon performance measures as defined in the contract.
The Company's performance obligations are primarily satisfied over time as the Company provides the related services. Typically, revenue is recognized over time on a straight-line basis as the Company satisfies the related performance obligation. There are certain management type contracts where revenue is recognized based on costs incurred to date plus a reasonable margin. The Company has concluded this is a faithful depiction of how control is transferred to the customer. Performance obligations satisfied at a point in time for the three months ended March 31, 2019 and 2018 were not significant.
The time between completion of the performance obligation and collection of cash is typically not more than 30 - 60 days. In certain contractual arrangements, such monthly parker contracts, cash is typically collected in advance of the Company commencing its performance obligations under the contractual arrangement.
On March 31, 2019, the Company had $126.9 million related to performance obligations that were unsatisfied or partially unsatisfied for which the Company expects to recognize revenue. This amount excludes variable consideration primarily related to contracts where the Company and customer share the gross revenues or operating profit for the location and contracts where transaction prices include performance incentives that are constrained at contract inception. These performance incentives are based on measures that are ascertained exclusively by future performance and therefore cannot be estimated at contract inception by the Company. The Company applies the practical expedient that permits exclusion of information about the remaining performance obligations that have original expected durations of one year or less. The Company expects to recognize the remaining performance obligations as revenue in future periods as follows:

(millions) (unaudited)	Remaining Performance Obligations
2019	$43.1
2020	36.1
2021	24.0
2022	10.5
2023	7.2
2024 and thereafter	6.0
Total	$126.9

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

Contract assets and contract liabilities are reported on a contract-by-contract basis and are included in Notes and accounts receivable, net and Accrued expenses, respectively, on the Condensed Consolidated Balance Sheet. Impairment charges related to accounts receivable for the three months ended March 31, 2019 and 2018, were not significant. There were no impairment charges recorded on contract assets and contract liabilities for the three months ended March 31, 2019 and 2018.

The following table provides information about accounts receivable, contract assets and contract liabilities with customers and clients as of March 31, 2019 (unaudited) and December 31, 2018:

(millions)	March 31, 2019	December 31, 2018
Accounts receivable	$145.9	$139.3
Contract asset	$10.3	$11.4
Contract liability	$(14.3)	$(19.1)

Changes in contract assets include recognition of additional consideration due from the customer are offset by reclassifications of contract asset balances to accounts receivable when the Company obtains an unconditional right to consideration, thereby establishing an accounts receivable. The following table provides information about changes to contract asset balances for the three-month periods ended March 31, 2019 and 2018:

	Three Months Ended
(millions) (unaudited)	March 31, 2019	March 31, 2018
Balance, beginning of period	$11.4	$12.2
Additional contract assets	32.9	35.2
Reclassification to accounts receivable	(34.0)	(35.4)
Balance, end of period	$10.3	$12.0

Changes in contract liability primarily include additional contract liabilities and liquidation of contract liabilities when revenue is recognized. The following table provides information about changes to contract liability balances for the three-month periods ended March 31, 2019 and 2018:

	Three Months Ended
(millions) (unaudited)	March 31, 2019	March 31, 2018
Balance, beginning of period	$19.1	$20.5
Additional contract liabilities	40.7	44.0
Recognition of revenue from contract liabilities	(45.5)	(48.2)
Balance, end of period	$14.3	$16.3

Cost of contracts, net
Cost of contracts, net represents the cost of obtaining contractual rights associated with providing parking services for management type contracts. Incremental costs incurred to obtain service contracts are amortized on a straight line basis over the estimated life of the contracts, including anticipated renewals and terminations. This is consistent with the timing of when the Company satisfies the related performance obligations. Estimated lives are based on the contract life or anticipated lives of the contract.

The table below shows amortization expense related to cost of contracts for the three-month periods ended March 31, 2019 and 2018. Amortization expense of cost of contracts related to service concession arrangements within the scope of Topic 853 is recorded as a reduction of revenue and was not significant for the three ended March 31, 2019 and 2018, respectively.

	Three Months Ended
(millions) (unaudited)	March 31, 2019	March 31, 2018
Amortization expense related to cost of contract included in depreciation and amortization	$0.5	$0.8

As of March 31, 2019 and December 31, 2018 cost of contracts net of accumulated amortization included on the Condensed Consolidated Balance Sheets under Cost of contract, net were $4.7 million and $9.2 million, respectively. No impairment charges were recorded for the three-months ended March 31, 2019 and 2018.

6. Legal and Other Commitments and Contingencies

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

7. Other Intangible Assets, net

The following presents a summary of other intangible assets, net:

		March 31, 2019 (unaudited)			December 31, 2018
(millions)	Weighted Average Life (Years)	Acquired Intangible Assets, Gross (1)	Accumulated Amortization	Acquired Intangible Assets, Net	Acquired Intangible Assets, Gross (1)	Accumulated Amortization	Acquired Intangible Assets, Net
Covenant not to compete	4.7	$1.6	$(0.1)	$1.5	$1.6	$—	$1.6
Trade names and trademarks	4.7	6.3	(1.1)	5.2	6.3	(0.7)	5.6
Proprietary know how	5.4	11.0	(1.2)	9.8	11.0	(0.8)	10.2
Management contract rights	9.7	81.0	(33.5)	47.5	81.0	(32.2)	48.8
Customer relationships	14.7	100.4	(2.2)	98.2	100.4	(0.6)	99.8
Acquired intangible assets, net (2)	12.2	$200.3	$(38.1)	$162.2	$200.3	$(34.3)	$166.0

(1)  Excludes the original cost and accumulated amortization of fully amortized intangible assets.
(2)  Intangible assets have estimated remaining lives between a quarter year and sixteen years.

The table below shows the amortization expense related to intangible assets for the three months ended March 31, 2019 and March 31, 2018:

	Three Months Ended
(millions) (unaudited)	March 31, 2019	March 31, 2018
Amortization expense related to other intangible assets included in depreciation and amortization	$3.8	$1.3

8. Goodwill

The amounts for goodwill and changes to carrying value by reportable segment are as follows:

(millions) (unaudited)	Segment One	Segment Two	Total
Balance as of December 31, 2018	$368.7	$216.8	$585.5
Foreign currency translation	0.1	—	0.1
Purchase price adjustments	—	0.1	0.1
Balance as of March 31, 2019	$368.8	$216.9	$585.7

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
The Company completed its annual goodwill impairment test as of October 1, 2018, using a qualitative test (Step Zero), to determine the likelihood of impairment and if it was more likely than not that the fair value of the reporting units were less than the carrying value of the reporting unit. The Company concluded that the estimated fair values of each of the Company's reporting units exceeded its carrying amount of net assets assigned to that reporting unit and, therefore, no further testing was required (Step One). Generally, the more-likely-than-not threshold is a greater than a 50% likelihood that the fair value of a reporting unit is greater than the carrying value. As part of the October 1, 2018 goodwill assessment, the Company engaged a third-party to estimate a discount rate, which is a primary driver in the valuation of the Company's reporting units' fair values. No impairment was recorded as a result of the goodwill impairment test performed. The Company monitors for indicators for goodwill impairment testing between annual tests. No adverse events occurred during the three months ended March 31, 2019 that would cause the Company to test goodwill for impairment.
9. Fair Value Measurement

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

As of March 31, 2019 and December 31, 2018, the Company had no financial assets and liabilities, other than cash and cash equivalents measured at fair value on a recurring basis. The carrying value of cash and cash equivalents approximates their fair value due to the short-term nature of these financial instruments and has been classified as a Level 1.

Nonrecurring Fair Value Measurements

Certain assets are measured at fair value on a nonrecurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). Non-financial assets such as goodwill, intangible assets, and leasehold improvements, equipment and construction in progress are subsequently measured at fair value when there is an indicator of impairment and recorded at fair value only when impairment is recognized. The Company assesses the impairment of intangible assets annually or whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. The fair value of its goodwill and intangible assets is not estimated if there is no change in events or circumstances that indicate the carrying amount of an intangible asset may not be recoverable. There were no impairment charges for the three months ended March 31, 2019 and 2018.

Financial Instruments Not Measured at Fair Value

The following presents the carrying amounts and estimated fair values of financial instruments not measured at fair value in the Condensed Consolidated Balance Sheets at March 31, 2019 and December 31, 2018:

	March 31, 2019 (unaudited)		December 31, 2018
(millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Credit Facility, net of original discount on borrowings and deferred financing costs	$368.7	$368.7	$371.2	$371.2
Other obligations	$15.3	$15.3	$15.4	$15.4

The fair value of the Restated Credit Facility and Other obligations approximates the carrying amount due to variable interest rates and would be classified as a Level 2. See Note 10. Borrowing Arrangements, for further information.

10. Borrowing Arrangements

Long-term borrowings, in order of preference, consist of:

		Amount Outstanding
(millions)	Maturity Date	March 31, 2019	December 31, 2018
		(unaudited)
Credit facility, net of original discount on borrowings and deferred financing costs	November 30, 2023	$368.7	$371.2
Other borrowings	Various	15.3	15.5
Total obligations under credit facility and other borrowings		384.0	386.7
Less: Current portion of obligations under credit facility and other borrowings		13.3	13.2
Total long-term obligations under credit facility and other borrowings		$370.7	$373.5

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
Senior Credit Facility
On November 30, 2018 (the "Closing Date") and in connection with the Acquisition, the Company entered into a credit agreement (the “Credit Agreement”) with Bank of America, N.A. (“Bank of America”), as Administrative Agent, swing-line lender and a letter of credit issuer; Wells Fargo Bank, N.A., as syndication agent; BMO Harris Bank N.A., JPMorgan Chase Bank, N.A., KeyBank National Association and U.S. Bank National Association, as co-documentation agents; Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners; and the lenders party thereto (the “Lenders”). Pursuant to the terms, and subject to the conditions, of the Credit Agreement, the Lenders have made available to the Company a new senior secured credit facility (the “Senior Credit Facility”) that permits aggregate borrowings of $550.0 million consisting of (i) a revolving credit facility of up to $325.0 million at any time outstanding, which includes a letter of credit facility that is limited to $100.0 million at any time outstanding, and (ii) a term loan facility of $225.0 million. The Senior Credit Facility matures on November 30, 2023.

The entire amount of the term loan portion of the Senior Credit Facility was drawn by the Company on the Closing Date and is subject to scheduled quarterly amortization of principal in installments equal to 1.25% of the initial aggregate principal amount of such term loan. The Company also borrowed $174.8 million under the revolving credit facility on the Closing Date. The proceeds from these borrowings were used by the Company to pay the purchase price for the Acquisition (See Note 3. Acquisition), to pay other costs and expenses related to the acquisition of Bags and the related financing and to repay in full the obligations under the Former Restated Credit Facility. In addition, proceeds from the Senior Credit Facility may be used to finance working capital, capital expenditures and other acquisitions, payments and general corporate purposes.
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
The Company is in compliance with the covenants under the Credit Agreement as of March 31, 2019.
At March 31, 2019, the Company had $51.3 million of letters of credit outstanding under the Senior Credit Facility, borrowings against the Senior Credit Facility aggregated to $372.2 million.
The weighted average interest rate on our Senior Credit Facility and Former Restated Credit Facility was 4.0% and 4.0% for the periods ended March 31, 2019 and December 31, 2018, respectively. The rate includes all outstanding LIBOR contracts and letters of credit. The weighted average interest rate on outstanding borrowings, not including letters of credit, was 4.3% and 4.3%, respectively, at March 31, 2019 and December 31, 2018.
In connection with and effective upon the execution and delivery of the Credit Agreement on November 30, 2018, the Company recognized losses on extinguishment of debt relating to debt discount and debt issuance costs. These losses were not significant.
Subordinated Convertible Debentures
The Company acquired Subordinated Convertible Debentures ("Convertible Debentures") as a result of a prior acquisition. The subordinated debenture holders have the right to redeem the Convertible Debentures for $19.18 per share upon their stated maturity (April 1, 2028) or upon acceleration or earlier repayment of the Convertible Debentures. There were no redemptions of Convertible Debentures during the periods ended March 31, 2019 and December 31, 2018, respectively. The approximate redemption value of the Convertible Debentures outstanding at March 31, 2019 and December 31, 2018 is $1.1 million and $1.1 million, respectively.
11. Share Repurchase Plan

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

Under this program, the Company has repurchased 377,925 shares of common stock through March 31, 2019 at an average price of $25.94 per share, resulting in $9.8 million in program-to-date purchases. 72,742 shares were repurchased at an average rate of $32.29 per share, during the three months ended March 31, 2019. No shares were repurchased during the three months ended March 31, 2018.

12. Bradley Agreement

The Company entered into a 25-year agreement with the State of Connecticut (“State”) that expires on April 6, 2025, under which it operates the surface parking and 3,500 garage parking spaces at Bradley International Airport (“Bradley”) located in the Hartford, Connecticut metropolitan area.

The parking garage was financed through the issuance of State of Connecticut special facility revenue bonds and provides that the Company deposits, with the trustee for the bondholders, all gross revenues collected from operations of the surface and garage parking. From these gross revenues, the trustee pays debt service on the special facility revenue bonds outstanding, operating and capital maintenance expense of the surface and garage parking facilities, and specific annual guaranteed minimum payments to the state. Principal and interest on the Bradley special facility revenue bonds increase from approximately $3.6 million in contract year 2002 to approximately $4.5 million in contract year 2025. Annual guaranteed minimum payments to the State increase from approximately $8.3 million in contract year 2002 to approximately $13.2 million in contract year 2024. The annual minimum guaranteed payment to the State by the trustee for the twelve months ended December 31, 2019 and 2018 is $12.0 million and was $11.8 million, respectively. All of the cash flow from the parking facilities are pledged to the security of the special facility revenue bonds and are collected and deposited with the bond trustee. Each month the bond trustee makes certain required monthly distributions, which are characterized as “Guaranteed Payments.”  To the extent the monthly gross receipts generated by the parking facilities are not sufficient for the trustee to make the required Guaranteed Payments, the Company is obligated to deliver the deficiency amount to the trustee, with such deficiency payments representing interest bearing advances to the trustee. The Company does not directly guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.

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

The total deficiency repayments (net of payments made) to the State as of March 31, 2019 (unaudited) are as follows:

(millions)	March 31, 2019
Balance as of December 31, 2018	$3.9
Deficiency payments made	—
Deficiency repayments received	(0.7)
Balance as of March 31, 2019	$3.2

The total deficiency repayments (net of payments made), interest and premium received and recorded for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended
(millions) (unaudited)	March 31, 2019	March 31, 2018
Deficiency repayments	$0.6	$0.6
Interest	$—	$—
Premium	$0.1	$0.1

Deficiency payments made are recorded as an increase in Cost of services - management type contracts and deficiency repayments, interest and premium received are recorded as reductions to Cost of services - management type contracts. The reimbursement of principal, interest and premium are recognized when received.

There were no amounts of estimated deficiency payments accrued as of March 31, 2019 and December 31, 2018, as the Company concluded that the potential for future deficiency payments did not meet the criteria of both probable and estimable.

In addition to the recovery of certain general and administrative expenses incurred, the Bradley Agreement provides for an annual management fee payment, which is based on operating profit tiers. The annual management fee is further apportioned 60% to the Company and 40% to an un-affiliated entity and the annual management fee will be paid to the extent funds are available for the trustee to make distribution, and are paid after Guaranteed Payments (as defined in the Bradley Agreement), and after the repayment of all deficiency payments, including interest and premium. Cumulative management fees of approximately $19.0 million and $18.7 million have not been recognized as of March 31, 2019 and December 31, 2018, respectively, and no management fees were recognized as revenue for three months ended March 31, 2019 and 2018.

13. Stock-Based Compensation

Stock Grants

There were no stock grants granted during the three months ended March 31, 2019 and 2018. The Company recognized no stock-based compensation expense related to stock grants for the three months ended March 31, 2019 and 2018.

Restricted Stock Units

During the three months ended March 31, 2019, 37,235 restricted stock units were authorized by the Company. No restricted stock units were issued during the three months ended March 31, 2018. During the three months ended March 31, 2019 and 2018, 7,518 and 57,708 restricted stock units vested, respectively. During the three months ended March 31, 2019 and 2018, 7,978 and 6,456 restricted stock units were forfeited under the Company's Long-Term Incentive Plan, as Amended and Restated (the "Plan") and became available for reissuance, respectively.

The table below shows the Company's stock-based compensation expense related to the restricted stock units for the three months ended March 31, 2019 and 2018, respectively, and is included in General and administrative expenses within the Condensed Consolidated Statements of Income:

	Three Months Ended
(millions) (unaudited)	March 31, 2019	March 31, 2018
Stock-based compensation expense	$0.2	$0.1

As of March 31, 2019, there was $2.6 million of unrecognized stock-based compensation costs related to the restricted stock units that are expected to be recognized over a weighted average remaining period of approximately 2.4 years.

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

During the three months ended March 31, 2019 and 2018, the Company granted 125,232 and 87,750 performance share units to certain executives, respectively. No performance share units vested during the three months ended March 31, 2019. During the three months ended March 31, 2018, 11,037 performance share units vested related to certain participating executives being eligible for retirement. During the three months ended March 31, 2019 and 2018, 7,940 and 5,719 performance share units were forfeited under the Plan and became available for reissuance, respectively.

The table below shows the Company's stock-based compensation expense related to the Performance-Based Incentive Program for the three months ended March 31, 2019 and 2018, respectively, and is included in General and administrative expenses within the Condensed Consolidated Statements of Income:

	Three Months Ended
(millions) (unaudited)	March 31, 2019	March 31, 2018
Stock-based compensation expense	$0.2	$0.5

Future compensation expense for currently outstanding awards under the Performance-Based Incentive Program could reach a maximum of $16.9 million. Stock-based compensation for the Performance-Based Incentive Program is expected to be recognized over a weighted average period of 2.2 years.

14. Net Income per Common Share

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

A reconciliation of the weighted average basic common shares outstanding to the weighted average diluted common shares outstanding is as follows:

	Three Months Ended
(millions, except share and per share data) (unaudited)	March 31, 2019	March 31, 2018
Net income attributable to SP Plus Corporation	$10.6	$15.3
Basic weighted average common shares outstanding	22,509,050	22,308,694
Dilutive impact of share-based awards	158,489	248,632
Diluted weighted average common shares outstanding	22,667,539	22,557,326
Net income per common share
Basic	$0.47	$0.69
Diluted	$0.47	$0.68

For the three months ended March 31, 2019 and 2018, unvested performance share units were excluded from the computation of weighted average diluted common share outstanding because the number of shares ultimately issuable is contingent on the Company's performance goals, which were not achieved as of the reporting date.

There are no additional securities that could dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share, other than those disclosed.

15. Comprehensive Income

Comprehensive income consists of the following components, net of tax:

	Three Months Ended
(millions) (unaudited)	March 31, 2019	March 31, 2018
Net income	$10.9	$15.9
Foreign currency translation	0.2	(0.4)
Comprehensive income	11.1	15.5
Less: Comprehensive income attributable to noncontrolling interest	0.3	0.6
Comprehensive income attributable to SP Plus Corporation	$10.8	$14.9

Accumulated other comprehensive loss is comprised of foreign currency translation adjustments. The components of changes in accumulated comprehensive loss, net of tax, for the three months ended March 31, 2019 were as follows:

(millions) (unaudited)	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2018	$(2.4)	$(2.4)
Change in other comprehensive loss	0.2	0.2
Balance as of March 31, 2019	$(2.2)	$(2.2)

16. Income Taxes

For the three months ended March 31, 2019, the Company recognized an income tax expense of $3.1 million on pre-tax earnings of $14.0 million compared to $5.3 million income tax expense on pre-tax earnings of $21.2 million for the three months ended March 31, 2018. The effective tax rate for the three months ended March 31, 2019 was 22.0% compared to 25.0% for the three months ended March 31, 2018. The effective tax rate for the three months ended March 31, 2019 decreased primarily due to an increase in estimated income tax credits and a reduction in state taxes.

As of March 31, 2019, the Company has not identified any uncertain tax positions that would have a material impact on the Company’s financial position. The Company recognizes potential interest and penalties related to uncertain tax positions, if any, in income tax expense.

The tax years that remain subject to examination for the Company’s major tax jurisdictions at March 31, 2019 are shown below:

2015 – 2018 United States — federal income tax
2012 – 2018 United States — state and local income tax
2014 – 2018 Canada and Puerto Rico

17. Business Unit Segment Information

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
The operating segments are internally reported to the Company's CODM as Segment One (Commercial) and Segment Two (Aviation).

•
Segment One (Commercial) encompasses our services in healthcare facilities, municipalities, including meter revenue collection and enforcement services, government facilities, hotels, commercial real estate, residential communities, retail, colleges and universities, as well as ancillary services such as shuttle and ground transportation services, valet services, taxi and livery dispatch services and event planning, including shuttle and transportation services.

•
Segment Two (Aviation) encompasses our services in aviation (i.e., airports, airline and certain hospitality clients with baggage and parking services) as well as ancillary services, which include shuttle and ground transportation services, valet services, baggage handling, baggage repair and replacement, remote airline check-in services, wheelchair assist services and other services.

•
"Other" consists of ancillary revenue that is not specifically identifiable to Segments One or Two and certain unallocated items, such as and including prior year insurance reserve adjustments/costs and other corporate items.

The business is managed based on segments administered by executive officers.

The following is a summary of revenues and gross profit by operating segment for the three months ended March 31, 2019 and 2018:

	Three Months Ended
(millions) (unaudited)	March 31, 2019	Gross Margin %	March 31, 2018	Gross Margin %
Services Revenue
Segment One
Lease type contracts	$90.6		$93.1
Management type contracts	67.6		69.5
Total Segment One	158.2		162.6
Segment Two
Lease type contracts	7.0		6.4
Management type contracts	63.2		22.3
Total Segment Two	70.2		28.7
Other
Lease type contracts	0.2		—
Management type contracts	2.1		2.6
Total Other	2.3		2.6
Reimbursed management type contract revenue	178.7		172.9
Total Services Revenue	$409.4		$366.8
Gross Profit
Segment One
Lease type contracts	$4.7	5%	$2.3	2%
Management type contracts	23.5	35%	23.7	34%
Total Segment One	28.2		26.0
Segment Two
Lease type contracts	1.4	20%	1.4	22%
Management type contracts	15.8	25%	5.9	26%
Total Segment Two	17.2		7.3
Other
Lease type contracts	2.0	1,000%	1.2	—%
Management type contracts	5.8	276%	4.9	188%
Total Other	7.8		6.1
Total gross profit	$53.2		$39.4
General and administrative expenses	27.1		22.3
General and administrative expense percentage of gross profit	51%		57%
Depreciation and amortization	7.2		4.0
Operating income	18.9		13.1
Other expenses (income)
Interest expense	5.0		2.1
Interest income	(0.1)		(0.1)
Equity earnings from investment in unconsolidated entity	—		(10.1)
Total other expenses (income)	4.9		(8.1)
Earnings before income taxes	14.0		21.2
Income tax expense	3.1		5.3
Net income	10.9		15.9
Less: Net income attributable to noncontrolling interest	0.3		0.6
Net income attributable to SP Plus Corporation	$10.6		$15.3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto contained in this Quarterly Report on Form 10-Q and the condensed consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Important Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q is being filed by SP Plus Corporation (“we”, “SP Plus” or the “Company”) with the Securities and Exchange Commission (“SEC”) and contains forward-looking statements. These statements are typically accompanied by the words “expect,” “estimate,” “intend”, “will,” “predict,” “project,” “may,” “should,” “could,” “believe,” “would,” “might,” “anticipate,” or words of similar terms and phrases, but such words, terms and phrases are not the exclusive means of identifying such statements.  These expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995.  These forward looking statements are made based on management’s expectations, beliefs and projections concerning future events and are subject to uncertainties and factors relating to operations and the business environment, all of which are difficult to predict and many of which are beyond management’s control.  These forward looking statements are not guarantees of future performance and there can be no assurance that our expectations, beliefs and projections will be realized.

Although we believe there is a reasonable basis for the forward-looking statements, our actual results could be materially different. The most important factors which could cause our actual results to differ from our forward-looking statements are set forth on our description of risk factors in Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which should be read in conjunction with the forward-looking statements in this report. Forward-looking statements speak only as of the date they are made, and except as expressly required by the federal securities laws, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, changed circumstances, future events or for any other reason.

Explanatory Note

On November 30, 2018, we completed the acquisition of Bags and our consolidated results of operations for the three months ended March 31, 2019 includes the results of operations related to Bags. Our consolidated operations for the three months ended March 31, 2018 do not include amounts related to the Bags results of operations. See Note 3. Acquisition, which is included in Part I, Item 1. "Financial Statements" for further discussion of the Bags acquisition.

Overview

Our Business
We provide parking management, ground transportation services, baggage services and other ancillary services to commercial, hospitality, institutional, municipal and governmental, and aviation clients across the United States, Puerto Rico and Canada. Our services include on-site parking management, valet parking, ground transportation services, facility maintenance, event logistics, baggage handling services, remote airline check-in services, security services, municipal meter revenue collection and enforcement services and consulting services. We schedule and supervise service personnel as well as provide customer service, marketing, accounting and revenue control functions necessary to provide such services. We typically enter into contractual relationships with property owners or managers as opposed to owning facilities.
We operate our clients’ properties through two types of arrangements: management type contracts and lease type contracts. Under a management type contract, we typically receive a fixed and/or variable monthly fee for providing our services, and we may also receive an incentive fee based on the achievement of certain performance objectives. We also receive fees for ancillary services. Typically, all of the underlying revenue and expenses under a standard management type contract flow through to our client rather than to us. However, some management type contracts, which are referred to as “reverse” management type contracts, usually provide for larger management fees and require us to pay various costs. Under a lease type contract, we generally pay to the client either a fixed annual rent, a percentage of gross customer collections, or a combination of both. Under a lease type contract, we collect all revenue and are responsible for most operating expenses, but typically are not responsible for major maintenance, capital expenditures or real estate taxes. Margins for lease type contracts vary significantly, not only due to operating performance, but also due to variability of parking rates in different cities and varying space utilization by parking facility type and location.  As of March 31, 2019, we operated approximately 80% of our locations under management type contracts and approximately 20% under lease type contracts.

In evaluating our financial condition and operating performance, management’s primary focus is on our gross profit and total general and administrative expense. Revenue from lease type contracts includes all gross customer collections derived from our leased locations (net of local parking taxes), whereas revenue from management type contracts only includes our contractually agreed upon management fees and amounts attributable to ancillary services. Gross customer collections at facilities under management type contracts, therefore, are not included in our revenue. Revenue from lease type contracts also includes a reduction of Services revenue - lease type contracts pursuant to ASU No. 2017-10, Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services, which requires rental expense be presented as a reduction of Services revenue - lease type contracts for those facilities (and corresponding contracts) that meet the criteria and definition of a service concession arrangement. Accordingly, while a change in the proportion of our operating agreements that are structured as lease type contracts versus management type contracts may cause significant fluctuations in reported revenue and expense of parking services, that change will not artificially affect our gross profit. For example, as of March 31, 2019, approximately 80% of our business was operating under management type contracts and 85% of our gross profit for the three months ended March 31, 2019 was derived from management type contracts. Only 58% of total revenue (excluding reimbursed management type contract revenue), however, was from management type contracts because under those contracts the revenue collected from parking customers belongs to our clients. Therefore, gross profit and total general and administrative expense, rather than revenue, are management’s primary focus.

Bags Acquisition
On November 30, 2018, we acquired the outstanding shares of Baggage Airline Guest Services, Inc., Home Serv Delivery, LLC, and their subsidiaries and affiliates (collectively, "Bags"), for an all-cash purchase price of $277.9 million, net of $5.9 million of cash acquired. Bags is a leading provider of baggage services, remote airline check-in, and other related services, primarily to airline, airport and hospitality clients. Bags provides these services by combining exceptional customer service with innovative technologies. Based in Orlando, Florida, Bags operates in over 250 cities in North America with approximately 3,000 employees. Its clients include major airlines, airports, sea ports, cruise lines, and leading hotels and resorts. Bags handles more than 5 million checked bags annually.
General Business Trends

We believe that sophisticated clients (which also include property owners) recognize the potential for parking services, parking management, ground transportation services, baggage handling and other ancillary services to be a profit generator and/or a service differentiator to their customers. By outsourcing these services, they are able to capture additional profit and improve customer experience by leveraging the unique operational skills and controls that an experienced services company can offer. Our ability to consistently deliver a uniformly high level of services to our clients, including the use of various technological enhancements, allows us to maximize the profit and/or customer experience to our clients and improves our ability to win contracts and retain existing clients. Our focus on customer service and satisfaction is a key driver of our high retention rate, which was approximately 89% and 91% for the twelve-month periods ended March 31, 2019 and 2018, respectively. This retention rate captures facilities in Segment One (Commercial).
Summary of Commercial Segment Facilities
The following table reflects our Commercial Segment facilities (by contractual type) operated at the end of the years indicated:

	March 31, 2019	December 31, 2018	March 31, 2018
Leased facilities	621	628	636
Managed facilities	2,546	2,514	2,671
Total Commercial Segment facilities (1)	3,167	3,142	3,307

(1) Includes partial ownership in one leased facility.

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

Services revenue—management type contracts. Management type contract revenue consists of management fees, including fixed, variable and/or performance-based fees, and amounts attributable to ancillary services such as accounting, equipment leasing, baggage services, payments received for exercising termination rights, consulting, developmental fees, gains on sales of contracts, insurance and other value-added services with respect to management type contracts. We believe we generally purchase required insurance at lower rates than our clients can obtain on their own because we effectively self-insure for all liability and workers' compensation and health care claims by maintaining a large per-claim deductible. As a result, we have generated operating income on the insurance provided under our management type contracts by focusing on our risk management efforts and controlling losses. Management type contract revenues do not include gross customer collections at managed type contracts as these revenues belong to the client rather than to us. Management type contracts generally provide us with a management fee regardless of the operating performance of the underlying management type contract.

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
The operating segments are internally reported to our CODM as Segment One (Commercial) and Segment Two (Aviation).

•
Segment One (Commercial) encompasses our services in healthcare facilities, municipalities, including meter revenue collection and enforcement services, government facilities, hotels, commercial real estate, residential communities, retail, colleges and universities, as well as ancillary services such as ground transportation services, valet services, taxi and livery dispatch services and event planning, including shuttle and transportation services.

•
Segment Two (Aviation) encompasses our services in aviation (e.g., airports, airline and certain hospitality clients with baggage and parking services) as well as ancillary services, which includes ground transportation services, valet services, baggage handling, baggage repair and replacement, remote airline check-in services and other services.

•
"Other" consists of ancillary revenue that is not specifically identifiable to Segments One or Two and certain unallocated items, such as and including prior year insurance reserve adjustments/costs and other corporate items.

The following tables are a summary of revenues (excluding reimbursed management type contract revenue), cost of services and gross profit by segment for the three months ended March 31, 2019 and 2018:

Three Months Ended March 31, 2019 Compared to Three Months March 31, 2018

Segment revenue information is summarized as follows:

	Three Months Ended March 31,
	Segment One		Segment Two		Other		Total		Variance
(millions) (unaudited)	2019	2018	2019	2018	2019	2018	2019	2018	Amount	%
Lease type contract revenue:
New/acquired business	$2.1	$0.1	$0.4	$—	$—	$—	$2.5	$0.1	$2.4	2,400.0%
Expired business	0.4	7.6	—	—	—	—	0.4	7.6	(7.2)	(94.7)%
Existing business	85.7	83.5	6.6	6.4	0.2	—	92.5	89.9	2.6	2.9%
Conversions	2.4	1.9	—	—	—	—	2.4	1.9	0.5	26.3%
Total lease type contract revenue	$90.6	$93.1	$7.0	$6.4	$0.2	$—	$97.8	$99.5	$(1.7)	(1.7)%
Management type contract revenue:
New/acquired business	$4.7	$0.4	$42.8	$0.2	$—	$—	$47.5	$0.6	$46.9	7,816.7%
Expired business	0.4	6.8	0.1	0.3	—	—	0.5	7.1	(6.6)	(93.0)%
Existing business	62.4	62.2	20.3	21.8	2.1	2.6	84.8	86.6	(1.8)	(2.1)%
Conversions	0.1	0.1	—	—	—	—	0.1	0.1	—	—%
Total management type contract revenue	$67.6	$69.5	$63.2	$22.3	$2.1	$2.6	$132.9	$94.4	$38.5	40.8%

Revenue associated with existing business represents business that has been operating for at least one year and operating for the entire period in the comparative period being presented. Revenue associated with expired business relates to contracts that have expired, however, we were operating the location in the comparative period presented.

Services revenue—lease type contracts.  Lease type contract revenue decreased $1.7 million, or 1.7%, to $97.8 million for the three months ended March 31, 2019, compared to $99.5 million for the three months ended March 31, 2018. The decrease in lease type contract revenue resulted primarily from a decrease of $7.2 million from expired business, partially offset by increases of $2.6 million from existing business, $2.4 million from new/acquired business, and $0.5 million from locations that converted from management type contracts during the periods presented. Existing business revenue increased $2.6 million, or 2.9%, primarily due to transient revenue.

From a reporting segment perspective, lease type contract revenue decreased primarily due to expired business in Segment One, partially offset by increases in new/acquired business in Segment One and Two, existing business is Segment One, Two, and Other, and conversions in Segment One. The Other amounts in existing business represent revenues not specifically identifiable to Segments One or Two.

Services revenue—management type contracts. Management type contract revenue increased $38.5 million, or 40.8%, to $132.9 million for the three months ended March 31, 2019, compared to $94.4 million for the three months ended March 31, 2018.  The increase in management type contract revenue resulted primarily from an increase of $46.9 million from new/acquired business, primarily due to the Bags acquisition, partially offset by a decrease of $6.6 million from expired business and $1.8 million from existing business. Existing business decreased $1.8 million, or 2.1%, primarily due to change in contract terms for certain management type contracts, whereby the contract terms converted from a "reverse" management type contract to a management type contract, which typically has lower management fees from the facility owner but do not require us to pay certain operating costs associated with the facilities operation, and increased management fees.

From a reporting segment perspective, management type contract revenue increased primarily due to increases from new/acquired business in Segment One and Two and existing business in Segment One, partially offset by decreases in revenue from expired business in Segment One and Two and existing business in Segment Two and Other. The Other amounts in existing business represent revenues not specifically identifiable to Segment One or Two.

Reimbursed management type contract revenue. Reimbursed management type contract revenue increased $5.8 million, or 3.4%, to $178.7 million for the three months ended March 31, 2019, compared to $172.9 million for the three months ended March 31, 2018. This increase resulted from an increase in reimbursements for costs incurred on behalf of owners.

Segment cost of services information is summarized as follows:

	Three Months Ended March 31,
	Segment One		Segment Two		Other		Total		Variance
(millions) (unaudited)	2019	2018	2019	2018	2019	2018	2019	2018	Amount	%
Cost of services lease type contracts:
New/acquired business	$2.2	$0.1	$0.3	$—	$—	$—	$2.5	$0.1	$2.4	2,400.0%
Expired business	0.5	8.6	—	—	—	—	0.5	8.6	(8.1)	(94.2)%
Existing business	80.8	80.3	5.3	5.0	(1.8)	(1.2)	84.3	84.1	0.2	0.2%
Conversions	2.4	1.8	—	—	—	—	2.4	1.8	0.6	33.3%
Total cost of services lease type contracts	$85.9	$90.8	$5.6	$5.0	$(1.8)	$(1.2)	$89.7	$94.6	$(4.9)	(5.2)%
Cost of services management type contracts:
New/acquired business	$2.6	$0.3	$32.8	$0.2	$—	$—	$35.4	$0.5	$34.9	6,980.0%
Expired business	0.4	4.8	—	0.2	—	—	0.4	5.0	(4.6)	(92.0)%
Existing business	41.1	40.7	14.6	16.0	(3.7)	(2.3)	52.0	54.4	(2.4)	(4.4)%
Conversions	—	—	—	—	—	—	—	—	—	—%
Total cost of services management type contracts	$44.1	$45.8	$47.4	$16.4	$(3.7)	$(2.3)	$87.8	$59.9	$27.9	46.6%

Cost of services associated with existing business represents locations that have been operating for at least one year and operating for the entire period in the comparative period being presented. Cost of services associated with expired business relates to contacts that have expired, however, we were operating the location in the comparative period presented.

Cost of services—lease type contracts.  Cost of services for lease type contracts decreased $4.9 million, or 5.2%, to $89.7 million for the three months ended March 31, 2019, compared to $94.6 million for the three months ended March 31, 2018. The decrease in cost of services for lease type contracts resulted primarily from a decrease of $8.1 million from expired business, partially offset by increases of $2.4 million from new/acquired business, $0.6 million from locations that converted from management type contracts during the periods presented, and $0.2 million from existing business. Existing business costs increased $0.2 million, or 0.2%, primarily due to an increase in compensation and benefit costs.

From a reporting segment perspective, cost of services for lease type contracts decreased primarily from expired business in Segment One and existing business in Other, partially offset by new/acquired business in Segments One and Two, existing business in Segment One and Two and conversions in Segment One.

Cost of services—management type contracts. Cost of services for management type contracts increased $27.9 million, or 46.6%, to $87.8 million for the three months ended March 31, 2019, compared to $59.9 million for the three months ended March 31, 2018. The increase in cost of services for management type contracts resulted primarily from increases of $34.9 million from new/acquired business, primarily due to the Bags acquisition, partially offset by a decrease of $4.6 million from expired business and $2.4 million from existing business. Existing business decreased $2.4 million, or 4.4%, primarily due to change in contract terms for certain management type contracts, whereby the contract terms converted from a "reverse" management type contract to a management type contract, which typically has lower management fees from the facility owner but do not require us to pay certain operating costs associated with the facilities operation, partially offset by a decrease in overall net operating costs and an increase in compensation costs.

From a reporting segment perspective, cost of services for management type contracts increased primarily due to new/acquired business in Segment One and Two, and existing business in Segment One, partially offset by a decrease in expired business in Segment One and Two, and existing business in Segment Two and Other. The Other segment amounts in existing business represent costs not specifically identifiable to Segment One or Two.

Reimbursed management type contract expense. Reimbursed management type contract expense increased $5.8 million, or 3.4%, to $178.7 million for the three months ended March 31, 2019, compared to $172.9 million for the three months ended March 31, 2018. This increase resulted from an increase in reimbursements for costs incurred on behalf of owners.

Segment gross profit/gross profit percentage information is summarized as follows:

	Three Months Ended March 31,
	Segment One		Segment Two		Other		Total		Variance
(millions) (unaudited)	2019	2018	2019	2018	2019	2018	2019	2018	Amount	%
Gross profit lease type contracts:
New/acquired business	$(0.1)	$—	$0.1	$—	$—	$—	$—	$—	$—	—%
Expired business	(0.1)	(1.0)	—	—	—	—	(0.1)	(1.0)	0.9	(90.0)%
Existing business	4.9	3.2	1.3	1.4	2.0	1.2	8.2	5.8	2.4	41.4%
Conversions	—	0.1	—	—	—	—	—	0.1	(0.1)	(100.0)%
Total gross profit lease type contracts	$4.7	$2.3	$1.4	$1.4	$2.0	$1.2	$8.1	$4.9	$3.2	65.3%
	(Percentages)
Gross profit percentage lease type contracts:
New/acquired business	(4.8)%	—%	25.0%	—%	—%	—%	—%	—%
Expired business	(25.0)%	(13.2)%	—%	—%	—%	—%	(25.0)%	(13.2)%
Existing business	5.7%	3.8%	19.7%	21.9%	1,000.0%	—%	8.9%	6.5%
Conversions	—%	5.3%	—%	—%	—%	—%	—%	5.3%
Total gross profit percentage	5.2%	2.5%	20.0%	21.9%	1,000.0%	—%	8.3%	4.9%
Gross profit management type contracts:
New/acquired business	$2.1	$0.1	$10.0	$—	$—	$—	$12.1	$0.1	$12.0	12,000.0%
Expired business	—	2.0	0.1	0.1	—	—	0.1	2.1	(2.0)	(95.2)%
Existing business	21.3	21.5	5.7	5.8	5.8	4.9	32.8	32.2	0.6	1.9%
Conversions	0.1	0.1	—	—	—	—	0.1	0.1	—	—%
Total gross profit management type contracts	$23.5	$23.7	$15.8	$5.9	$5.8	$4.9	$45.1	$34.5	$10.6	30.7%
	(Percentages)
Gross profit percentage management type contracts:
New/acquired business	44.7%	25.0%	23.4%	—%	—%	—%	25.5%	16.7%
Expired business	—%	29.4%	100.0%	33.3%	—%	—%	20.0%	29.6%
Existing business	34.1%	34.6%	28.1%	26.6%	276.2%	188.5%	38.7%	37.2%
Conversions	100.0%	100.0%	—%	—%	—%	—%	100.0%	100.0%
Total gross profit percentage	34.8%	34.1%	25.0%	26.5%	276.2%	188.5%	33.9%	36.5%

Gross profit associated with existing business represents locations that have been operating for at least one year and operating for the entire period in the comparative period being presented. Gross profit associated with expired business relates to contracts that have expired, however, we were operating the location in the comparative period presented.

Gross profit—lease type contracts. Gross profit for lease type contracts increased $3.2 million, or 65.3%, to $8.1 million for the three months ended March 31, 2019, compared to $4.9 million for three months ended March 31, 2018. Gross profit percentage for lease type contracts increased to 8.3% for the three months ended March 31, 2019, compared to 4.9% for the three months ended March 31, 2018. Gross profit for lease type contracts increased as a result of increases in gross profit for existing business and expired business, partially offset by decreases in locations that converted from management type contracts during the periods presented. Gross profit for existing business increased primarily due to increases in fees for transient revenue, partially offset by an increase in compensation and benefit costs.

From a reporting segment perspective, gross profit for lease type contracts increased primarily due to increases in new/acquired business in Segment Two, expired business in Segment One, and existing business in Segment One and Other, partially offset by decreases in gross profit from new/acquired business in Segment One, existing business in Segment Two, and conversions in Segment One.

Gross profit—management type contracts. Gross profit for management type contracts increased $10.6 million, or 30.7%, to $45.1 million for the three months ended March 31, 2019, compared to $34.5 million for the three months ended March 31, 2018. Gross profit percentage for management type contracts decreased to 33.9% for three months ended March 31, 2019, compared to 36.5% for three months ended March 31, 2018. Gross profit for management type contracts increased as a result of increases in gross profit for new/acquired business, primarily due to the Bags acquisition, and existing business, partially offset by a decrease in expired business. Existing business gross profit increased $0.6 million, or 1.9%, primarily due to net increases in management fees, partially offset by decreases in operating costs and net increases in compensation and benefit costs.

From a reporting segment perspective, gross profit for management type contracts increased primarily due to new/acquired business in Segment One and Two and existing business in Other, partially offset by decreases in expired business in Segment One and existing business in Segment One and Two.

General and administrative expenses. General and administrative expenses increased $4.8 million, or 21.5%, to $27.1 million for the three months ended March 31, 2019, compared to $22.3 million for the three months ended March 31, 2018. The increase in General and administrative expenses was primarily related to the Bags acquisition and higher compensation and benefit costs, including costs associated with our performance-based compensation program.

Depreciation and amortization. Depreciation and amortization increased $3.2 million, or 80%, to $7.2 million for the three months ended March 31, 2019, compared to $4.0 million for the three months ended March 31, 2018. This increase was primarily a result of additional amortization relating to intangible assets recognized in the acquisition of Bags.

Interest expense. Interest expense increased $2.9 million, or 138.1%, to $5.0 million for the three months ended March 31, 2019, compared to $2.1 million for the three months ended March 31, 2018. This increase resulted primarily from an increase in borrowings used to fund the acquisition of Bags on November 30, 2018 and an increase in average borrowing rates.

Interest income. Interest income was $0.1 million for the three months ended March 31, 2019 and 2018.

Equity in earnings from investment in unconsolidated entity. We did not have any Equity in earnings from investment in unconsolidated entity for the three months ended March 31, 2019. Equity in earnings from investment in unconsolidated entity was $10.1 million for the three months ended March 31, 2018. The decrease in earnings were primarily related to our $10.1 million net gain on the sale of our entire 30% equity interest in Parkmobile during the three months ended March 31, 2018.

Income tax expense. Income tax expense decreased $2.2 million to $3.1 million for the three months ended March 31, 2019, as compared to $5.3 million for the three months ended March 31, 2018. Our effective tax rate was 22.0% for the three months ended March 31, 2019 and 25.0% for the three months ended March 31, 2018. The effective tax rate for the three months ended March 31, 2019 decreased primarily due to do to an increase in estimated income tax credits and a reduction in state taxes.

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
Outstanding Indebtedness

On March 31, 2019, we had total indebtedness of approximately $384.0 million, a decrease of $2.7 million from December 31, 2018. The $384.0 million in total indebtedness as of March 31, 2019 includes:

▪	$368.7 million under our Restated Credit Facility, net of original discount on borrowings of $1.5 million and deferred financing costs of $2.0 million; and

▪	$15.3 million of other debt including finance lease obligations, obligations on seller notes and other indebtedness.
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
Senior Credit Facility
On November 30, 2018 (the "Closing Date") and in connection with the Acquisition, we entered into a credit agreement (the “Credit Agreement”) with Bank of America, N.A. (“Bank of America”), as Administrative Agent, swing-line lender and a letter of credit issuer; Wells Fargo Bank, N.A., as syndication agent; BMO Harris Bank N.A., JPMorgan Chase Bank, N.A., KeyBank National Association and U.S. Bank National Association, as co-documentation agents; Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners; and the lenders party thereto (the “Lenders”). Pursuant to the terms, and subject to the conditions, of the Credit Agreement, the Lenders have made available to us a new senior secured credit facility (the “Senior Credit Facility”) that permits aggregate borrowings of $550.0 million consisting of (i) a revolving credit facility of up to $325.0 million at any time outstanding, which includes a letter of credit facility that is limited to $100.0 million at any time outstanding, and (ii) a term loan facility of $225.0 million. The Senior Credit Facility matures on November 30, 2023.
The entire amount of the term loan portion of the Senior Credit Facility was drawn by us on the Closing Date and is subject to scheduled quarterly amortization of principal in installments equal to 1.25% of the initial aggregate principal amount of such term loan. We also borrowed $174.8 million under the revolving credit facility on the Closing Date. The proceeds from these borrowings were used by us to pay the purchase price for the Acquisition (See Note 3. Acquisition), to pay other costs and expenses related to the acquisition of Bags and the related financing and to repay in full the obligations under the Former Restated Credit Facility. In addition, proceeds from the Senior Credit Facility may be used to finance working capital, capital expenditures and other acquisitions, payments and general corporate purposes.
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

Each wholly owned domestic subsidiary of ours (subject to certain exceptions set forth in the Credit Agreement) has guaranteed all existing and future indebtedness and liabilities of the other guarantors and us arising under the Credit Agreement. Our obligations under the Credit Agreement and such domestic subsidiaries’ guaranty obligations are secured by substantially all of their respective assets.
We are in compliance with the covenants under the Credit Agreement as of March 31, 2019.
As of March 31, 2019, we had $123.5 million of borrowing availability under the Senior Credit Facility, of which we could have borrowed $123.5 million on March 31, 2019 and remained in compliance with the above described covenants as of such date. Our borrowing availability under the Credit Agreement is limited only as of our fiscal quarter-end by the covenant restrictions described above. At March 31, 2019, we had $51.3 million letters of credit outstanding under the Senior Credit Facility and borrowings against the Senior Credit Facility aggregated $372.2 million (excluding debt discount of $1.5 million and deferred financing costs of $2.0 million).
Contractual Obligations and Commitments
As of March 31, 2019, other than changes related to adoption of the new lease accounting standard as described in Note 1. Significant Accounting Policies and Practices, there were no material changes to our contractual obligations and commitments outside the ordinary course of business since December 31, 2018, as reported in our 2018 Form 10-K. See Note 2. Leases, for further information regarding our contractual obligations and commitments.
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

Under this program, we repurchased 377,925 shares of common stock through March 31, 2019 at an average price of $25.94 per share, resulting in $9.8 million in program-to-date repurchases. 72,742 shares were repurchased during the three months ended March 31, 2019 at an average price of $32.29 per share. No shares were repurchased during the three months ended March 31, 2018.

Deficiency Payments

Pursuant to our obligations with respect to the parking garage operations at Bradley International Airport, we are required to make certain deficiency payments for the benefit of the State of Connecticut and for holders of special facility revenue bonds. The deficiency payments represent contingent interest bearing advances to the trustee to cover operating cash flow requirements. As of March 31, 2019, we had made $3.2 million of cumulative deficiency repayments from the trustee, net of payments. Deficiency payments made are recorded as increases to cost of services and the reimbursements are recorded as reductions to cost of services. We believe these advances to be fully recoverable and will recognize the principal, interest and premium payments related to these deficiency payments when they are received. We do not directly guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.

The total deficiency repayments (net of payments made), interest and premium received and recorded for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended
(millions) (unaudited)	March 31, 2019	March 31, 2018
Deficiency repayments	$0.6	$0.6
Interest	$—	$—
Premium	$0.1	$0.1

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

Our liquidity also fluctuates on an intra-month and intra-year basis depending on the contract mix and timing of significant cash payments. Additionally, our ability to utilize cash deposited into our local accounts is dependent upon the availability and movement of that cash into our corporate account. For all these reasons, from time to time, we carry a significant cash balance, while also utilizing our credit facility.

Summary of Cash Flows

	Three Months Ended
(millions) (unaudited)	March 31, 2019	March 31, 2018
Net cash used in operating activities	$(6.9)	$(1.6)
Net cash (used in) provided by investing activities	$(3.2)	$16.5
Net cash (used in) provided by financing activities	$(6.3)	$8.8

Operating Activities

Our primary sources of funds are cash flows from operating activities and changes in operating assets and liabilities.

Net cash used in operating activities totaled $6.9 million for the three months ended March 31, 2019. Cash used in operating activities for the first three months of 2019 include changes in operating assets and liabilities that resulted in a use of $24.9 million, partially offset by $18.0 million provided from operations. The net increase in operating assets and liabilities was a result of (i) an increase in notes and accounts receivable of $5.7 million primarily related to timing of collections; (ii) a $6.8 million decrease in accounts payable primarily due to timing of payments to our clients as described under "Daily Cash Collections"; (iii) a $38.3 million decrease in other assets primarily due to the amortization of Right-of-use assets; (iv) a $54.0 million decrease in accrued liabilities primarily due to operating lease payments and (v) a $3.3 million decrease in prepaid assets primarily due to decreases in prepaid taxes.

Net cash used in operating activities totaled $1.6 million for the three months ended March 31, 2018. Cash used in operating activities for the first three months of 2018 included changes in operating assets and liabilities that resulted in a use of $13.4 million, partially offset by $11.8 provided from operations. The net increase in operating assets and liabilities was a result of (i) an increase in notes and accounts receivable of $14.2 million due to recognizing a contract asset upon adoption of Topic 606 (effective January 1, 2018) and timing of collections; (ii) a decrease in prepaid assets of $3.8 million mainly due to decreases a prepaid taxes and short term deposits, partially offset by increases in prepaid insurance and prepaid rent; (iii) a $5.1 million decrease in accounts payable primarily due to timing of payments to our clients as described under "Daily Cash Collections", partially offset by recognizing a contract liability upon the adoption of Topic 606 (effective January 1, 2018) and (iv) a $2.1 million net increase in accrued liabilities primarily related to timing of payments.

Investing Activities

Net cash used in investing activities totaled $3.2 million for the three months ended March 31, 2019. Cash used in investing activities for the three months ended March 31, 2019 included (i) $2.1 million for capital investments needed to secure and/or extend lease facilities and investments in information system enhancements and infrastructure and (ii) $1.2 million for cost of contract purchases, partially offset by (iii) $0.1 million of proceeds from the sale of assets and contract terminations.

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

Financing Activities

Net cash used in financing activities totaled $6.3 million in the three months ended March 31, 2019. Cash used in financing activities for the three months ended March 31, 2019 included (i) $2.8 million net payments on the credit facility; (ii) $2.3 million on payments for the repurchase of common stock; (iii) $0.5 million for payments on other long-term debt obligations; and (iv) $0.7 million of distributions to noncontrolling interest.

Net cash used in financing activities totaled $8.8 million in the three months ended March 31, 2018. Cash used in financing activities for the three months ended March 31, 2018 included (i) $7.8 million net payments on the credit facility; (ii) $0.8 million of distributions to noncontrolling interest; (iii) $0.1 million for payments on other long-term debt obligations; and (iv) $0.1 million on payments for debt issuance costs.

Cash and Cash Equivalents

We had Cash and cash equivalents of $23.7 million and $39.9 million at March 31, 2019 and December 31, 2018, respectively.  Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements were $0.5 million and $1.7 million as of March 31, 2019 and December 31, 2018, respectively, and are included within Cash and cash equivalents within the Condensed Consolidated Balance Sheets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Form 10-K for the year-ended December 31, 2018.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we conducted an evaluation, under supervision and with the participation of management, including the chief executive officer and senior vice president and corporate controller, of the effectiveness of the design and operation of our disclosure controls and procedures (the "Evaluation") at a reasonable assurance level as of the last day of the period covered by this Form 10-Q.

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

Based on the Evaluation, our chief executive officer and senior vice president, corporate controller concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Management's assessment of internal control over financial reporting as of December 31, 2018 excludes internal control over financial reporting related to ZWB Holdings, Inc. and Rynn's Luggage Corporation, their subsidiaries and affiliates (collectively, "Bags") (acquired on November 30, 2018).

Changes in Internal Controls Over Financial Reporting

There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new lease accounting standard, Topic 842, that the Company adopted on January 1, 2019. There were no significant changes to our internal control over financial reporting due to the adoption of the standard. Management's assessment and conclusions on the effectiveness of internal control over financial reporting did not include the internal controls of Bags, which is included in the three months ended March 31, 2019 Quarterly Financial Statements of SP Plus Corporation. We will incorporate Bags into our annual evaluation of internal control over financial reporting for the year ending December 31, 2019.

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
Item 1A. Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Important Information Regarding Forward Looking Statements for risks related to the proposed Bags acquisition.

Item 2. Unregistered Sales of Equity and Use of Proceeds

The following table provides information about purchases we made during the quarter ended March 31, 2019 of equity securities that are registered by us pursuant Section 12 of the Exchange Act:

(millions, except for share and per share data) (unaudited)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan
01/01/2019 through 01/31/2019	48,106	$32.00	48,106	$21.0
02/01/2019 through 02/28/2019	3,331	33.03	3,331	20.9
03/01/2019 through 03/31/2019	21,305	32.85	21,305	20.2
Total	72,742	$32.29	72,742	$20.2

In May 2016, our Board of Directors authorized us to repurchase in the open market shares of our outstanding common stock in an amount not to exceed $30.0 million.

During the first quarter of 2019, we repurchased 72,742 shares in the open market at an average price of $32.29 per share and average commissions of $0.03 per share. The total value of the first quarter transactions was $2.3 million. At March 31, 2019, 377,925 shares were held as treasury stock.

At March 31, 2019, $20.2 million remained available for repurchase under the May 2016 stock repurchase program. The share repurchase program has no fixed termination date.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Index to Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date/Period End Date

10.1*+	Third Amendment to Form of the Company's Restricted Stock Unit Agreement dated March 2, 2017.

31.1*	Section 302 Certification dated May 6, 2019 for G Marc Baumann, Director, President and Chief Executive Officer (Principal Executive Officer).

31.2*	Section 302 Certification dated May 6, 2019 for Kristopher H. Roy, Senior Vice President, Corporate Controller (Principal Financial Officer and Principal Accounting Officer).

32**	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 6, 2019.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
*              Filed herewith
**         Furnished herewith
+ Management contract or compensation plan, contract or agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SP PLUS CORPORATION

Date: May 6, 2019	By:	/s/ G MARC BAUMANN
G Marc Baumann
Director, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2019	By:	/s/ KRISTOPHER H. ROY
Kristopher H. Roy
Senior Vice President, Corporate Controller
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)