Form 10-Q
period 2019-06-30
SP Plus Corp
filed 2019-08-01
CIK 1059262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2019
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-50796

SP Plus Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware	16-1171179
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

200 E. Randolph Street, Suite 7700
Chicago, Illinois 60601-7702
(Address of Principal Executive Offices, Including Zip Code)
(312) 274-2000
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	SP	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2019
Common Stock, $0.001 par value per share	22,948,766	Shares

SP PLUS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SP Plus Corporation
Condensed Consolidated Balance Sheets

(millions, except for share and per share data)	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Cash and cash equivalents	$22.3	$39.9
Notes and accounts receivable, net	162.1	150.7
Prepaid expenses and other	14.1	17.2
Total current assets	198.5	207.8
Leasehold improvements, equipment and construction in progress, net	42.3	40.3
Right-of-use assets	454.2	—
Other assets
Advances and deposits	4.3	4.2
Other intangible assets, net	158.4	166.0
Favorable acquired lease contracts, net	—	17.6
Equity investments in unconsolidated entities	10.3	9.8
Other assets, net	19.9	17.3
Deferred taxes	13.7	14.6
Cost of contracts, net	4.4	9.2
Goodwill	585.8	585.5
Total other assets	796.8	824.2
Total assets	$1,491.8	$1,072.3
Liabilities and stockholders’ equity
Accounts payable	$107.4	$110.1
Accrued rent	18.9	23.5
Compensation and payroll withholdings	23.0	25.8
Property, payroll and other taxes	6.5	9.5
Accrued insurance	19.8	19.7
Accrued expenses	36.8	45.1
Short-term lease liabilities	117.6	—
Current portion of long-term obligations under credit facility and other long-term borrowings	14.0	13.2
Total current liabilities	344.0	246.9
Long-term borrowings, excluding current portion
Obligations under credit facility	343.8	360.9
Other long-term borrowings	14.5	12.6
	358.3	373.5
Long-term lease liabilities	348.4	—
Unfavorable acquired lease contracts, net	—	24.7
Other long-term liabilities	59.2	58.6
Total noncurrent liabilities	765.9	456.8
Stockholders’ equity
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized as of June 30, 2019 and December 31, 2018; no shares issued	—	—
Common stock, par value $0.001 per share; 50,000,000 shares authorized as of June 30, 2019 and December 31, 2018; 22,879,409 and 22,783,976 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	—	—
Treasury stock, at cost; 726,899 and 305,183 shares as of June 30, 2019 and December 31, 2018, respectively	(21.1)	(7.5)
Additional paid-in capital	259.5	257.7
Accumulated other comprehensive loss	(3.1)	(2.4)
Retained earnings	146.5	120.7
Total SP Plus Corporation stockholders’ equity	381.8	368.5
Noncontrolling interest	0.1	0.1
Total stockholders’ equity	381.9	368.6
Total liabilities and stockholders’ equity	$1,491.8	$1,072.3

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation
Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
(millions, except for share and per share data) (unaudited)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Services revenue
Lease type contracts	$105.2	$107.4	$203.0	$206.9
Management type contracts	129.9	87.7	262.8	182.2
	235.1	195.1	465.8	389.1
Reimbursed management type contract revenue	179.1	167.1	357.8	339.9
Total services revenue	414.2	362.2	823.6	729.0
Cost of services
Lease type contracts	91.8	94.5	181.5	189.0
Management type contracts	81.4	49.5	169.2	109.5
	173.2	144.0	350.7	298.5
Reimbursed management type contract expense	179.1	167.1	357.8	339.9
Total cost of services	352.3	311.1	708.5	638.4
Gross profit
Lease type contracts	13.4	12.9	21.5	17.9
Management type contracts	48.5	38.2	93.6	72.7
Total gross profit	61.9	51.1	115.1	90.6
General and administrative expenses	27.7	22.3	54.8	44.6
Depreciation and amortization	7.3	4.5	14.5	8.5
Operating income	26.9	24.3	45.8	37.5
Other expenses (income)
Interest expense	4.9	2.2	9.9	4.3
Interest income	(0.1)	(0.1)	(0.2)	(0.2)
Equity in earnings from investment in unconsolidated entity	—	—	—	(10.0)
Total other expenses (income)	4.8	2.1	9.7	(5.9)
Earnings before income taxes	22.1	22.2	36.1	43.4
Income tax expense	5.8	6.0	8.9	11.3
Net income	16.3	16.2	27.2	32.1
Less: Net income attributable to noncontrolling interest	1.1	0.9	1.4	1.5
Net income attributable to SP Plus Corporation	$15.2	$15.3	$25.8	$30.6
Common stock data
Net income per common share
Basic	$0.68	$0.68	$1.15	$1.37
Diluted	$0.68	$0.68	$1.14	$1.36
Weighted average shares outstanding
Basic	22,382,139	22,370,923	22,445,825	22,335,835
Diluted	22,532,213	22,644,884	22,600,107	22,597,131

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
(millions) (unaudited)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net income	$16.3	$16.2	$27.2	$32.1
Other comprehensive expense	(0.9)	(0.2)	(0.7)	(0.6)
Comprehensive income	15.4	16.0	26.5	31.5
Less: Comprehensive income attributable to noncontrolling interest	1.1	0.9	1.4	1.5
Comprehensive income attributable to SP Plus Corporation	$14.3	$15.1	$25.1	$30.0

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation
Condensed Consolidated Statements of Stockholders' Equity

Six months ended June 30, 2018 (unaudited)
	Common Stock
(millions, except share and per share data)	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interest	Total
Balance (deficit) at January 1, 2018	22,542,672	$—	$254.6	$(1.2)	$67.0	$(7.5)	$0.2	$313.1
Net income	—	—	—	—	15.3	—	0.6	15.9
Foreign currency translation	—	—	—	(0.4)	—	—	—	(0.4)
Issuance of restricted stock units	45,963	—	—	—	—	—	—	—
Issuance of performance stock units	48,174	—	—	—	—	—	—	—
Non-cash stock-based compensation related to restricted stock units and performance share units	—	—	0.6	—	—	—	—	0.6
Distribution to noncontrolling interest	—	—	—	—	—	—	(0.8)	(0.8)
Balance (deficit) at March 31, 2018	22,636,809	$—	$255.2	$(1.6)	$82.2	$(7.5)	$—	$328.3
Net income	—	—	—	—	15.3	—	0.9	16.2
Foreign currency translation	—	—	—	(0.2)	—	—	—	(0.2)
Issuance of stock grants	20,757	—	0.7	—	—	—	—	0.7
Non-cash stock-based compensation related to restricted stock units and performance share units	—	—	0.9	—	—	—	—	0.9
Distribution to noncontrolling interest	—	—	—	—	—	—	(0.8)	(0.8)
Balance (deficit) at June 30, 2018	22,657,566	$—	$256.8	$(1.8)	$97.6	$(7.5)	$0.1	$345.2

Note: Amounts may not foot due to rounding.

See Notes to Condensed Consolidated Financial Statements.

Six months ended June 30, 2019 (unaudited)
	Common Stock
(millions, except share and per share data)	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interest	Total
Balance (deficit) at January 1, 2019	22,783,976	$—	$257.7	$(2.4)	$120.7	$(7.5)	$0.1	$368.6
Net income	—	—	—	—	10.6	—	0.3	10.9
Foreign currency translation	—	—	—	0.2	—	—	—	0.2
Issuance of restricted stock units	7,518	—	—	—	—	—	—	—
Issuance of performance stock units	62,094	—	—	—	—	—	—	—
Non-cash stock-based compensation related to restricted stock units and performance share units	—	—	0.4	—	—	—	—	0.4
Treasury stock	—	—	—	—	—	(2.3)	—	(2.3)
Distribution to noncontrolling interest	—	—	—	—	—	—	(0.7)	(0.7)
Balance (deficit) at March 31, 2019	22,853,588	$—	$258.0	$(2.2)	$131.3	$(9.8)	$(0.3)	$377.0
Net income	—	—	—	—	15.2	—	1.1	16.3
Foreign currency translation	—	—	—	(0.1)	—	—	—	(0.1)
Effective portion of cash flow hedge	—	—	—	(0.8)	—	—	—	(0.8)
Issuance of stock grants	14,076		0.5	—	—	—	—	0.5
Issuance of restricted stock units	11,745	—	—	—	—	—	—	—
Non-cash stock-based compensation related to restricted stock units and performance share units	—	—	1.0	—	—	—	—	1.0
Treasury stock	—	—	—	—	—	(11.3)	—	(11.3)
Distribution to noncontrolling interest	—	—	—	—	—	—	(0.7)	(0.7)
Balance (deficit) at June 30, 2019	22,879,409	$—	$259.5	$(3.1)	$146.5	$(21.1)	$0.1	$381.9

Note: Amounts may not foot due to rounding.

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation
Condensed Consolidated Statements of Cash Flows

	Six Months Ended
(millions) (unaudited)	June 30, 2019	June 30, 2018
Operating activities
Net income	$27.2	$32.1
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	15.1	9.0
Net amortization of acquired lease contracts	—	0.2
Net equity in earnings of unconsolidated entities (net of distributions)	(0.5)	(0.3)
Gain on sale of equity method investment in unconsolidated entity	—	(10.1)
Amortization of debt issuance costs	0.2	0.4
Amortization of original discount on borrowings	0.2	0.3
Non-cash stock-based compensation	1.8	2.2
Provisions for losses on accounts receivable	0.3	0.1
Deferred income taxes	1.0	—
Changes in operating assets and liabilities
Notes and accounts receivable	(11.8)	(8.7)
Prepaid assets	3.5	2.8
Right-of-use assets	67.2	—
Other assets	(2.9)	0.5
Accounts payable	(2.7)	(7.9)
Long-term lease liabilities	(70.1)	—
Accrued liabilities	(7.2)	4.7
Net cash provided by operating activities	21.3	25.3
Investing activities
Purchase of leasehold improvements and equipment	(4.2)	(4.0)
Proceeds from sale of equipment and contract terminations	0.2	0.1
Proceeds from sale of equity method investee's sale of assets	—	19.3
Cost of contracts purchased	(1.4)	(0.7)
Net cash (used in) provided by investing activities	(5.4)	14.7
Financing activities
Payments on credit facility revolver	(239.3)	(85.9)
Proceeds from credit facility revolver	227.4	83.1
Payments on credit facility term loan	(5.6)	(25.0)
Payments on other long-term borrowings	(1.0)	(0.2)
Distribution to noncontrolling interest	(1.4)	(1.6)
Payments of debt issuance costs and original discount on borrowings	—	(0.1)
Repurchase of common stock	(13.6)	—
Net cash used in financing activities	(33.5)	(29.7)
Effect of exchange rate changes on cash and cash equivalents	—	(0.6)
(Decrease) increase in cash and cash equivalents	(17.6)	9.7
Cash and cash equivalents at beginning of year	39.9	22.8
Cash and cash equivalents at end of period	$22.3	$32.5
Supplemental disclosures
Cash paid during the period for
Interest	$9.3	$3.7
Income taxes, net	$7.9	$7.3

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

In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2019 are not necessarily indicative of the results that might be expected for any other interim period or the fiscal year ending December 31, 2019. The financial statements presented in this report should be read in conjunction with the Company’s annual Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K filed on February 27, 2019.

Cash and cash equivalents

Cash equivalents represent funds temporarily invested in money market instruments with maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value. Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements was $0.2 million and $1.7 million as of June 30, 2019 and December 31, 2018, respectively, and are included within Cash and cash equivalents within the Condensed Consolidated Balance Sheets.

Financial Instruments

The carrying values of cash, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these financial instruments. Book overdrafts of $27.8 million and $34.0 million are included within Accounts payable within the Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, respectively. Long-term debt has a carrying value that approximates fair value because these instruments bear interest at variable market rates.

Equity Investments in Unconsolidated Entities

The Company has ownership interests in 30 active partnerships, joint ventures or similar arrangements that operate parking facilities, of which 25 are consolidated under the VIE or voting interest models and 5 are unconsolidated where the Company’s ownership interests range from 30-50 percent and for which there are no indicators of control. The Company accounts for such investments under the equity method of accounting, and its underlying share of each investee’s equity is included in Equity investments in unconsolidated entities within the Condensed Consolidated Balance Sheets. As the operations of these entities are consistent with the Company’s underlying core business operations, the equity in earnings of these investments are included in Services revenue - lease type contracts within the Condensed Consolidated Statements of Income. The equity earnings in these related investments were $0.9 million and $0.6 million for the three months ended June 30, 2019 and 2018, respectively, and were $1.6 million and $1.2 million for the six months ended June 30, 2019 and 2018, respectively.

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

Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Topic 842 requires lessees to record most leases on the balance sheet and recognize expense on the income statement. Additionally, the classification criteria and the accounting for sales-type and direct financing leases is modified for lessors. Under Topic 842, all entities are required to recognize "right-of-use" ("ROU") assets and lease liabilities on the balance sheet for all leases classified as either operating or finance leases. Lease classification will determine recognition of lease-related revenue and expense. Since the release of Topic 842, the FASB also issued the following additional ASUs updating the topic:

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

The impact of the standard on the Condensed Consolidated Balance Sheet as of June 30, 2019 is as follows:

	Impact of Changes in Accounting Policies as of June 30, 2019
(millions) (unaudited)	As Reported	Balances without Adoption of Topic 842	Impact of Adoption Increase/(Decrease)
Assets
Prepaid expenses and other (a)	$14.1	$14.5	$(0.4)
Right-of-use assets (b)	454.2	—	454.2
Favorable acquired lease contracts, net (c)	—	15.8	(15.8)
Cost of contracts, net (d)	4.4	8.5	(4.1)
Liabilities
Accrued rent (e)	$18.9	$26.8	$(7.9)
Short-term lease liabilities (f)	117.6	—	117.6
Long-term lease liabilities (g)	348.4	—	348.4
Unfavorable lease contracts, net (h)	—	21.3	(21.3)
Other long-term liabilities (i)	59.2	62.0	(2.8)

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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This Update modifies accounting guidance for hedge accounting by making more hedge strategies eligible for hedge accounting, amending presentation and disclosure requirements, and changing how companies assess ineffectiveness. The intent is to simplify the application of hedge accounting and increase transparency of information about an entity’s risk management activities. The amended guidance is effective for annual periods beginning after December 15, 2018. The Company adopted the standard as of January 1, 2019. The standard did not have an impact on the Company’s financial position, results of operations, cash flows and financial statement disclosures.

In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as Benchmark Interest Rate for Hedge Accounting Purposes. This Update permits use of the OIS rate based on the SOFR as a U.S. benchmark interest rate for hedge accounting purposes. This Update is effective for fiscal years beginning after December 15, 2018. The Company adopted the standard as of January 1, 2019. The standard did not have an impact on the Company’s financial position, results of operations, cash flows and financial statement disclosures.

Accounting Pronouncements to be Adopted

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. The new guidance simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts. ASU No. 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests. The Company is currently assessing the impact of adopting the standard on the Company's financial position, results of operations, cash flows and financial statement disclosures.

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

The components of leased assets and liabilities and classification on the Condensed Consolidated Balance Sheet as of June 30, 2019 were as follows:

(millions) (unaudited)	Classification	June 30, 2019
Assets
Operating	Right-of-use assets	$454.2
Finance	Leasehold improvements, equipment and construction in progress, net (a)	16.9
Total leased assets		$471.1
Liabilities
Current
Operating	Short-term lease liability	$117.6
Finance	Current portion of long-term obligations under credit facility and other long-term borrowings	2.4
Noncurrent
Operating	Long-term lease liability	348.4
Finance	Other long-term borrowings	14.5
Total lease liabilities		$482.9

(a) Finance lease assets are recorded net of accumulated amortization of $0.8 million as of June 30, 2019
The components of lease cost and classification on the Condensed Consolidated Statement of Income for the three and six months ended June 30, 2019 were as follows:

		Three Months Ended	Six Months Ended
(millions) (unaudited)	Classification	June 30, 2019	June 30, 2019
Operating lease cost (a)	Cost of services - lease type contracts	$59.1	$116.1
Operating lease cost (a) (b)	General and administrative expenses	1.0	2.3
Finance lease cost
Amortization of leased assets	Depreciation and amortization	0.3	0.8
Interest on lease liabilities	Interest expense	0.2	0.4
Net lease cost		$60.6	$119.6

(a) Includes short-term leases and variable lease costs
(b) Operating lease cost included in General and administrative expenses are related to leases for office space

Rent expense on operating leases was $60.1 million and $118.4 million for the three and six months ended June 30, 2019, respectively. The following table presents information on short term and variable lease costs:

	Three Months Ended	Six Months Ended
(millions) (unaudited)	June 30, 2019	June 30, 2019
Short-term lease cost	$9.1	$17.9
Variable lease cost	15.3	28.4
Total short term and variable lease cost	$24.4	$46.3

Sublease income generated during the three and six months ended June 30, 2019 was not material.

The Company has entered into operating lease arrangements as of June 30, 2019 that are effective for future periods. The total amount of right-of-use assets and lease liabilities related to these arrangements are immaterial.

Maturities of lease liabilities as of June 30, 2019 were as follows:

(millions) (unaudited)	Operating Leases Liabilities	Finance Leases Liabilities	Total
2019	$72.0	$1.6	$73.6
2020	126.0	3.2	129.2
2021	96.3	3.2	99.5
2022	76.2	2.7	78.9
2023	50.7	2.1	52.8
After 2024	120.6	7.0	127.6
Total lease payments	541.8	19.8	561.6
Less: Imputed interest	75.8	2.9	78.7
Present value of lease liabilities	$466.0	$16.9	$482.9

Future sublease income for the above periods shown was excluded as the amounts are not material.

Lease term and discount rate information was as follows:

(unaudited)	June 30, 2019
Weighted-average remaining lease term (years)
Operating leases	5.7
Finance leases	7.8
Weighted-average discount rate
Operating leases	4.8%
Finance leases	5.1%

Supplemental cash flow information related to leases was as follows:

Six Months Ended
(millions) (unaudited)	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$90.5
Operating cash flows from finance leases	0.4
Financing cash flows from finance leases	1.0
Leased assets obtained in exchange for new operating liabilities	29.2
Leased assets obtained in exchange for new finance lease liabilities	$3.6

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

The Company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but the company is waiting for additional information necessary to finalize those fair values. Thus, the provisional measurements of fair value set forth above are subject to change. As a result, during the measurement period, which may be up to one year from the acquisition date, adjustments to the assets acquired and liabilities assumed will be recorded with corresponding adjustments to goodwill. The Company expects to complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date. The Company recorded measurement period adjustments during the six months ended June 30, 2019 related to an increase in assumed workers' compensation liabilities.

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

Other intangible assets, net acquired consist of the following:

(millions) (unaudited)	Estimated Life (1)	Estimated Fair Value
Trade name	5.0 Years	$5.6
Customer relationships	12.4 - 15.8 Years	100.4
Existing technology	5.0 - 6.0 Years	10.4
Non-compete agreement	5.0 Years	1.6
Estimated fair value of other intangible assets		$118.0
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

Pro forma financial information

The following unaudited pro forma results of operations for the three and six months ended June 30, 2019 and 2018, assumes the Acquisition was completed on January 1, 2018, and as such Bags pre-acquisition results have been added to the Company’s historical results. The historical consolidated financial information of the Company and the acquisition have been adjusted in the pro forma information to give effect to pro forma events that are (1) directly attributable to the transaction, (2) factually supportable and (3) expected to have a continuing impact on the combined results. The pro forma results contained in the table below include adjustments for (i) amortization of acquired intangibles, (ii) reduced general and administrative expenses related to non-routine transaction expenses, (iii) increased interest expense related to the financing of the acquisition, and (iv) estimated income tax effect.

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

	Three Months Ended		Six Months Ended
(millions) (unaudited)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Total services revenue	$414.2	$402.0	$823.6	$807.7
Net income attributable to SP Plus Corporation	15.2	15.5	25.8	31.3

Services revenue related to Bags in 2019 that is included in the Condensed Consolidated Statements of Income was $44.3 million and $86.4 million for the three and six months ended June 30, 2019, respectively. Net income related to Bags in 2019 that is included in the Condensed Consolidated Statements of Income was $3.8 million and $6.8 million for the three and six months ended June 30, 2019, respectively. Services revenue and net income are included in Services revenue - Management type contracts and Net income attributable to SP Plus Corporation, respectively.

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
The aggregate costs associated with the acquisition, restructuring, and integration related costs for the three and six months ended June 30, 2019 and June 30, 2018 are summarized in the following table:

	Three Months Ended		Six Months Ended
(millions) (unaudited)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
General and administrative expenses	$0.3	$1.6	$1.3	$2.8

An accrual for acquisition, restructuring and integration costs of $0.4 million (of which, $0.4 million is included in Compensation and payroll withholdings within the Condensed Consolidated Balance Sheets) and $3.3 million (of which, $1.0 million is included in Compensation and payroll withholdings, $2.1 million is included in Accrued Expenses and $0.2 million is included in Other long-term liabilities within the Condensed Consolidated Balance Sheets) as of June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019, all accruals for acquisition, restructuring, and integration are short-term in nature.
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

Services revenue - lease type contracts

Under lease type arrangements, the Company pays the property owner a fixed base rent or payment, percentage rent or payment that is tied to the facility’s financial performance, or a combination of both. The Company operates the parking facility and is responsible for most operating expenses, but typically is not responsible for major maintenance, capital expenditures or real estate taxes. Performance obligations for service revenues related to lease type contracts include parking for transient and monthly parkers. Revenue is recognized over time as the Company provides services. Certain expenses, primarily rental expense for the contractual arrangements that meet the definition of service concession arrangements, are recorded as a reduction of revenue for the three and six months ended June 30, 2019 and 2018.

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

Service concession arrangements

Service concession agreements within the scope of Topic 853 include both lease type and management type contracts. Revenue generated from service concession arrangements, is accounted for under the guidance of Topics 606 and 853. For the three and six months ended June 30, 2019 and June 30, 2018, respectively certain expenses (primarily rental expense) related to service concession arrangements and depreciation and amortization, have been recorded as a reduction of Service revenue - lease type contracts.

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
The Company's performance obligations are primarily satisfied over time as the Company provides the related services. Typically, revenue is recognized over time on a straight-line basis as the Company satisfies the related performance obligation. There are certain management type contracts where revenue is recognized based on costs incurred to date plus a reasonable margin. The Company has concluded this is a faithful depiction of how control is transferred to the customer. Performance obligations satisfied at a point in time for the three and six months ended June 30, 2019 and 2018 were not significant.

The time between completion of the performance obligation and collection of cash is typically not more than 30 - 60 days. In certain contractual arrangements, such monthly parker contracts, cash is typically collected in advance of the Company commencing its performance obligations under the contractual arrangement.
On June 30, 2019, the Company had $145.9 million related to performance obligations that were unsatisfied or partially unsatisfied for which the Company expects to recognize revenue. This amount excludes variable consideration primarily related to contracts where the Company and customer share the gross revenues or operating profit for the location and contracts where transaction prices include performance incentives that are constrained at contract inception. These performance incentives are based on measures that are ascertained exclusively by future performance and therefore cannot be estimated at contract inception by the Company. The Company applies the practical expedient that permits exclusion of information about the remaining performance obligations that have original expected durations of one year or less. The Company expects to recognize the remaining performance obligations as revenue in future periods as follows:

(millions) (unaudited)	Remaining Performance Obligations
2019	$36.0
2020	48.4
2021	28.5
2022	13.7
2023	9.6
2024 and thereafter	9.7
Total	$145.9

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

Contract assets and contract liabilities are reported on a contract-by-contract basis and are included in Notes and accounts receivable, net and Accrued expenses, respectively, on the Condensed Consolidated Balance Sheets. Impairment charges related to accounts receivable for the three and six months ended June 30, 2019 and 2018, were not significant. There were no impairment charges recorded on contract assets and contract liabilities for the three and six months ended June 30, 2019 and 2018.

The following table provides information about accounts receivable, contract assets and contract liabilities with customers and clients as of June 30, 2019 (unaudited) and December 31, 2018:

(millions)	June 30, 2019	December 31, 2018
Accounts receivable	$150.3	$139.3
Contract asset	$11.8	$11.4
Contract liability	$(14.9)	$(19.1)

Changes in contract assets include recognition of additional consideration due from the customer are offset by reclassifications of contract asset balances to accounts receivable when the Company obtains an unconditional right to consideration, thereby establishing an accounts receivable. The following table provides information about changes to contract asset balances for the six-month periods ended June 30, 2019 and 2018:

	Six Months Ended
(millions) (unaudited)	June 30, 2019	June 30, 2018
Balance, beginning of period	$11.4	$12.2
Additional contract assets	64.7	68.4
Reclassification to accounts receivable	(64.3)	(69.6)
Balance, end of period	$11.8	$11.0

Changes in contract liability primarily include additional contract liabilities and liquidation of contract liabilities when revenue is recognized. The following table provides information about changes to contract liability balances for the six-month periods ended June 30, 2019 and 2018:

	Six Months Ended
(millions) (unaudited)	June 30, 2019	June 30, 2018
Balance, beginning of period	$19.1	$20.5
Additional contract liabilities	81.6	87.7
Recognition of revenue from contract liabilities	(85.8)	(92.7)
Balance, end of period	$14.9	$15.5

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

The table below shows amortization expense related to cost of contracts for the three and six months ended June 30, 2019 and 2018. Amortization expense of cost of contracts related to service concession arrangements within the scope of Topic 853 is recorded as a reduction of revenue and was not significant for the three and six months ended June 30, 2019 and 2018, respectively.

	Three Months Ended		Six Months Ended
(millions) (unaudited)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Amortization expense related to cost of contract included in depreciation and amortization	$0.3	$0.8	$0.6	$1.5

As of June 30, 2019 and December 31, 2018 cost of contracts net of accumulated amortization included on the Condensed Consolidated Balance Sheets under Cost of contract, net were $4.4 million and $9.2 million, respectively. No impairment charges were recorded for the three and six months ended June 30, 2019 and 2018.

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

7. Other Intangible Assets, net

The following presents a summary of other intangible assets, net:

		June 30, 2019 (unaudited)			December 31, 2018
(millions)	Weighted Average Life (Years)	Acquired Intangible Assets, Gross (1)	Accumulated Amortization	Acquired Intangible Assets, Net	Acquired Intangible Assets, Gross (1)	Accumulated Amortization	Acquired Intangible Assets, Net
Covenant not to compete	4.4	$1.6	$(0.2)	$1.4	$1.6	$—	$1.6
Trade names and trademarks	4.4	5.6	(0.7)	4.9	6.3	(0.7)	5.6
Proprietary know how	5.2	10.4	(1.0)	9.4	11.0	(0.8)	10.2
Management contract rights	9.5	81.0	(34.8)	46.2	81.0	(32.2)	48.8
Customer relationships	14.4	100.4	(3.9)	96.5	100.4	(0.6)	99.8
Acquired intangible assets, net (2)	12.0	$199.0	$(40.6)	$158.4	$200.3	$(34.3)	$166.0

(1)  Excludes the original cost and accumulated amortization of fully amortized intangible assets.
(2)  Intangible assets have estimated remaining lives between four and fifteen years.

The table below shows the amortization expense related to intangible assets for the three and six months ended June 30, 2019 and June 30, 2018:

	Three Months Ended		Six Months Ended
(millions) (unaudited)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Amortization expense related to other intangible assets included in depreciation and amortization	$3.8	$1.3	$7.6	$2.7

8. Goodwill

The amounts for goodwill and changes to carrying value by reportable segment are as follows:

(millions) (unaudited)	Segment One	Segment Two	Total
Balance as of December 31, 2018	$368.7	$216.8	$585.5
Foreign currency translation	0.2	—	0.2
Purchase price adjustments	—	0.1	0.1
Balance as of June 30, 2019	$368.9	$216.9	$585.8

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
The Company completed its annual goodwill impairment test as of October 1, 2018, using a qualitative test (Step Zero), to determine the likelihood of impairment and if it was more likely than not that the fair value of the reporting units were less than the carrying value of the reporting unit. The Company concluded that the estimated fair values of each of the Company's reporting units exceeded its carrying amount of net assets assigned to that reporting unit and, therefore, no further testing was required (Step One). Generally, the more-likely-than-not threshold is a greater than a 50% likelihood that the fair value of a reporting unit is greater than the carrying value. As part of the October 1, 2018 goodwill assessment, the Company engaged a third-party to estimate a discount rate, which is a primary driver in the valuation of the Company's reporting units' fair values. No impairment was recorded as a result of the goodwill impairment test performed. The Company monitors for indicators for goodwill impairment testing between annual tests. No adverse events occurred during the three and six months ended June 30, 2019 that would cause the Company to test goodwill for impairment.

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

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis and the basis of measurement at June 30, 2019 and December 31, 2018:

Fair Value Measurement
	June 30, 2019 (unaudited)			December 31, 2018
(millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$22.3	$—	$—	$39.9	$—	$—
Liabilities
Accrued expenses
Interest rate collars	—	(1.0)	—	—	—	—
Total	$22.3	$(1.0)	$—	$39.9	$—	$—

Interest Rate Collars

The Company seeks to minimize risks from interest rate fluctuations through the use of interest rate collar contracts and hedge only exposures in the ordinary course of business. Interest rate collars are used to manage interest rate risk associated with our floating rate debt. Effective May 2019, the Company entered into three zero cost interest rate collar contracts with an aggregate notional amount of $222.3 million with maturity dates of April 2022. The notional amount amortizes consistent with the term loan portion of the Senior Credit Facility. See Note 10. Borrowing Arrangements for additional disclosure on interest rate collar contract transactions. The Company accounts for its derivative instruments at fair value. Derivatives held by the Company are designated as hedges of specific exposures at inception, with an expectation that changes in the fair value will essentially offset the change in the underlying exposure. Discontinuance of hedge accounting is required whenever it is subsequently determined that an underlying transaction is not going to occur, with any gains or losses recognized in the Consolidated Statements of Income at such time, with any subsequent changes in fair value recognized currently in earnings.

The fair value of interest rate collars is a Level 2 fair value measurement, based on quoted prices of similar items in active markets. The effective portion of the change in fair value of the interest rate collars is reported in Accumulated other comprehensive income, a component of Stockholders' equity, and is being recognized as an adjustment to interest expense or other (expense) income, respectively, over the same period the related expenses are recognized in earnings. Gains and losses from cash flow hedging instruments reclassified from Accumulated other comprehensive income to earnings are reported as Cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows. The Company did not enter into derivative transactions during the six months ended June 30, 2018.

See Note 15. Comprehensive Income for amount of gain (loss) recognized in Other Comprehensive loss on the interest rate collars. No gain (loss) was reclassified from Accumulated Other Comprehensive loss during the three and six months ended June 30, 2019. No gain (loss) was recognized in income on the interest rate collars resulting from hedge ineffectiveness or exclusion from the assessment of hedge effectiveness.

The fair value of the interest rate collars as of June 30, 2019 amounted to a $1.0 million liability and is recorded in Accrued expenses within the Condensed Consolidated Balance Sheet. The following table presents summarized information about the Company's interest rate collars:

Interest Rate Collars
June 30, 2019 (unaudited)
		Interest Rate Parameters
(millions)	Maturity Date	Notional Amount	LIBOR Ceiling	LIBOR Floor
Collar 1	April 2022	$74.1	2.5%	1.2%
Collar 2	April 2022	74.1	2.5%	1.3%
Collar 3	April 2022	74.1	2.5%	1.4%
Total		$222.3

Nonrecurring Fair Value Measurements

Certain assets are measured at fair value on a nonrecurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). Non-financial assets such as goodwill, intangible assets, and leasehold improvements, equipment and construction in progress are subsequently measured at fair value when there is an indicator of impairment and recorded at fair value only when impairment is recognized. The Company assesses the impairment of intangible assets annually or whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. The fair value of its goodwill and intangible assets is not estimated if there is no change in events or circumstances that indicate the carrying amount of an intangible asset may not be recoverable. There were no impairment charges for the six months ended June 30, 2019 and 2018.

Financial Instruments Not Measured at Fair Value

The following table presents the carrying amounts and estimated fair values of financial instruments not measured at fair value in the Condensed Consolidated Balance Sheets at June 30, 2019 and December 31, 2018:

	June 30, 2019 (unaudited)		December 31, 2018
(millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Credit Facility, net of original discount on borrowings and deferred financing costs	$354.2	$354.2	$371.2	$371.2
Other obligations	$18.1	$18.1	$15.4	$15.4

The fair value of the Restated Credit Facility and Other obligations approximates the carrying amount due to variable interest rates and would be classified as a Level 2. See Note 10. Borrowing Arrangements, for further information.

10. Borrowing Arrangements

Long-term borrowings, in order of preference, consist of:

		Amount Outstanding
(millions)	Maturity Date	June 30, 2019	December 31, 2018
		(unaudited)
Credit facility, net of original discount on borrowings and deferred financing costs	November 30, 2023	$354.2	$371.2
Other borrowings	Various	18.1	15.5
Total obligations under credit facility and other borrowings		372.3	386.7
Less: Current portion of obligations under credit facility and other borrowings		14.0	13.2
Total long-term obligations under credit facility and other borrowings		$358.3	$373.5

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
Senior Credit Facility
On November 30, 2018 (the "Closing Date") and in connection with the Acquisition, the Company entered into a credit agreement (the “Credit Agreement”) with Bank of America, N.A. (“Bank of America”), as Administrative Agent, swing-line lender and a letter of credit issuer; Wells Fargo Bank, N.A., as syndication agent; BMO Harris Bank N.A., JPMorgan Chase Bank, N.A., KeyBank National Association and U.S. Bank National Association, as co-documentation agents; Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners; and the lenders party thereto (the “Lenders”). Pursuant to the terms, and subject to the conditions of the Credit Agreement, the Lenders have made available to the Company a new senior secured credit facility (the “Senior Credit Facility”) that permits aggregate borrowings of $550.0 million consisting of (i) a revolving credit facility of up to $325.0 million at any time outstanding, which includes a letter of credit facility that is limited to $100.0 million at any time outstanding, and (ii) a term loan facility of $225.0 million. The Senior Credit Facility matures on November 30, 2023.
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
The Company is in compliance with the covenants under the Credit Agreement as of June 30, 2019.
At June 30, 2019, the Company had $58.1 million of letters of credit outstanding under the Senior Credit Facility, borrowings against the Senior Credit Facility aggregated to $357.5 million.
The weighted average interest rate on our Senior Credit Facility and Former Restated Credit Facility was 3.8% and 4.0% for the periods ended June 30, 2019 and December 31, 2018, respectively. The rate includes all outstanding LIBOR contracts and letters of credit. The weighted average interest rate on outstanding borrowings, not including letters of credit, was 4.2% and 4.3%, respectively, at June 30, 2019 and December 31, 2018.
In connection with and effective upon the execution and delivery of the Credit Agreement on November 30, 2018, the Company recognized losses on extinguishment of debt relating to debt discount and debt issuance costs. These losses were not significant.

Interest Rate Collars
In May 2019, the Company entered into three-year interest rate collar contracts with a $222.3 million notional amount. Interest rate collars are used to manage interest rate risk associated with variable interest rate borrowings under the Credit Agreement. The collars establish a range where the Company will pay the counterparties if the one-month LIBOR rate falls below the established floor rate, and the counterparties will pay the Company if the one-month LIBOR rate exceeds the established ceiling rate of 2.5%. The collars settle monthly through the termination date of April 2022. No payments or receipts are exchanged on the interest rate collar contracts unless interest rates rise above or fall below the pre-determined ceiling or floor rates. The notional amount amortizes consistent with the term loan portion of the Senior Credit Facility. These interest rate collars are classified as cash flow hedges, and the Company calculates the effectiveness of the hedge on a monthly basis. See Note 9. Fair Value Measurement for additional disclosure on interest rate collar contract transactions. As of December 31, 2018, the Company had no ongoing derivative transactions.
Subordinated Convertible Debentures
The Company acquired Subordinated Convertible Debentures ("Convertible Debentures") as a result of a prior acquisition. The subordinated debenture holders have the right to redeem the Convertible Debentures for $19.18 per share upon their stated maturity (April 1, 2028) or upon acceleration or earlier repayment of the Convertible Debentures. There were no redemptions of Convertible Debentures during the periods ended June 30, 2019 and December 31, 2018, respectively. The approximate redemption value of the Convertible Debentures outstanding at June 30, 2019 and December 31, 2018 is $1.1 million and $1.1 million, respectively.
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

Under this program, the Company has repurchased 726,899 shares of common stock through June 30, 2019 at an average price of $29.01 per share, resulting in $21.1 million in program-to-date purchases. 348,974 and 421,716 shares were repurchased at an average rate of $32.33 per share, during the three and six months ended June 30, 2019, respectively. No shares were repurchased during the three and six months ended June 30, 2018.

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

The total deficiency repayments (net of payments made) to the State as of June 30, 2019 (unaudited) are as follows:

(millions)	June 30, 2019
Balance as of December 31, 2018	$3.9
Deficiency payments made	—
Deficiency repayments received	(2.5)
Balance as of June 30, 2019	$1.4

The total deficiency repayments (net of payments made), interest and premium received and recorded for the three and six months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended		Six Months Ended
(millions) (unaudited)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Deficiency repayments	$1.8	$1.4	$2.4	$2.0
Interest	$0.5	$0.5	$0.5	$0.5
Premium	$0.2	$0.1	$0.2	$0.2

Deficiency payments made are recorded as an increase in Cost of services - management type contracts and deficiency repayments, interest and premium received are recorded as reductions to Cost of services - management type contracts. The reimbursement of principal, interest and premium are recognized when received.

There were no amounts of estimated deficiency payments accrued as of June 30, 2019 and December 31, 2018, as the Company concluded that the potential for future deficiency payments did not meet the criteria of both probable and estimable.

In addition to the recovery of certain general and administrative expenses incurred, the Bradley Agreement provides for an annual management fee payment, which is based on operating profit tiers. The annual management fee is further apportioned 60% to the Company and 40% to an un-affiliated entity and the annual management fee will be paid to the extent funds are available for the trustee to make distribution, and are paid after Guaranteed Payments (as defined in the Bradley Agreement), and after the repayment of all deficiency payments, including interest and premium. Cumulative management fees of approximately $19.2 million and $18.7 million have not been recognized as of June 30, 2019 and December 31, 2018, respectively, and no management fees were recognized as revenue for the three and six months ended June 30, 2019 and 2018.

13. Stock-Based Compensation

Stock Grants

There were 14,076 and 12,736 stock grants granted during the six months ended June 30, 2019 and 2018, respectively. The Company recognized $0.5 million of stock-based compensation expense related to stock grants for the three and six months ended June 30, 2019 and 2018, respectively.

Restricted Stock Units

During the six months ended June 30, 2019 and 2018, 37,235 and 52,306 restricted stock units were authorized by the Company, respectively. During the six months ended June 30, 2019 and 2018, 7,518 and 57,708 restricted stock units vested, respectively. During the six months ended June 30, 2019 and 2018, 7,978 and 6,456 restricted stock units were forfeited under the Company's Long-Term Incentive Plan, as Amended and Restated (the "Plan") and became available for reissuance, respectively.

The table below shows the Company's stock-based compensation expense related to the restricted stock units for the three and six months ended June 30, 2019 and 2018, respectively, and is included in General and administrative expenses within the Condensed Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
(millions) (unaudited)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Stock-based compensation expense	$0.3	$0.3	$0.5	$0.4

As of June 30, 2019, there was $2.3 million of unrecognized stock-based compensation costs related to the restricted stock units that are expected to be recognized over a weighted average remaining period of approximately 2.2 years.

Performance Share Units

In September 2014, the Board of Directors authorized a performance-based incentive program under the Company’s Plan (“Performance-Based Incentive Program”), whereby the Company will issue performance share units to certain executives that represent shares potentially issuable in the future. The objective of the Performance-Based Incentive Program is to link compensation to business performance, encourage ownership of Company stock, retain executive talent, and reward executive performance. The Performance-Based Incentive Program provides participating executives with the opportunity to earn vested common stock if certain performance targets for pre-tax free cash flow are achieved over a three years performance period and recipients satisfy service-based vesting requirements. The stock-based compensation expense associated with unvested performance share units are recognized on a straight-line basis over the shorter of the vesting period or minimum service period and dependent upon the probable outcome of the number of shares that will ultimately be issued based on the achievement of pre-tax free cash flow over the cumulative three years period.

During the six months ended June 30, 2019 and 2018, the Company granted 125,232 and 99,718 performance share units to certain executives, respectively. No performance share units vested during the six months ended June 30, 2019. During the six months ended June 30, 2018, 11,037 performance share units vested related to certain participating executives being eligible for retirement. During the six months ended June 30, 2019 and 2018, 7,940 and 5,719 performance share units were forfeited under the Plan and became available for reissuance, respectively.

The table below shows the Company's stock-based compensation expense related to the Performance-Based Incentive Program for the three and six months ended June 30, 2019 and 2018, respectively, and is included in General and administrative expenses within the Condensed Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
(millions) (unaudited)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Stock-based compensation expense	$0.6	$0.6	$0.8	$1.1

Future compensation expense for currently outstanding awards under the Performance-Based Incentive Program could reach a maximum of $16.3 million. Stock-based compensation for the Performance-Based Incentive Program is expected to be recognized over a weighted average period of 2.2 years.

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

A reconciliation of the weighted average basic common shares outstanding to the weighted average diluted common shares outstanding is as follows:

	Three Months Ended		Six Months Ended
(millions, except share and per share data) (unaudited)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net income attributable to SP Plus Corporation	$15.2	$15.3	$25.8	$30.6
Basic weighted average common shares outstanding	22,382,139	22,370,923	22,445,825	22,335,835
Dilutive impact of share-based awards	150,074	273,961	154,282	261,296
Diluted weighted average common shares outstanding	22,532,213	22,644,884	22,600,107	22,597,131
Net income per common share
Basic	$0.68	$0.68	$1.15	$1.37
Diluted	$0.68	$0.68	$1.14	$1.36

For the three and six months ended June 30, 2019 and 2018, unvested performance share units were excluded from the computation of weighted average diluted common share outstanding because the number of shares ultimately issuable is contingent on the Company's performance goals, which were not achieved as of the reporting date.

There are no additional securities that could dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share, other than those disclosed.

15. Comprehensive Income

Comprehensive income consists of the following components, net of tax:

	Three Months Ended		Six Months Ended
(millions) (unaudited)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net income	$16.3	$16.2	$27.2	$32.1
Effective portion of unrealized loss on cash flow hedge	(0.8)	—	(0.8)	—
Foreign currency translation	(0.1)	(0.2)	0.1	(0.6)
Comprehensive income	15.4	16.0	26.5	31.5
Less: Comprehensive income attributable to noncontrolling interest	1.1	0.9	1.4	1.5
Comprehensive income attributable to SP Plus Corporation	$14.3	$15.1	$25.1	$30.0

Accumulated other comprehensive loss is comprised of foreign currency translation adjustments. The components of changes in accumulated comprehensive loss, net of tax, for the six months ended June 30, 2019 were as follows:

(millions) (unaudited)	Foreign Currency Translation Adjustments	Effective Portion of Unrealized Loss on Cash Flow Hedge	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2018	$(2.4)	$—	$(2.4)
Change in other comprehensive loss	0.2	—	0.2
Balance as of March 31, 2019	$(2.2)	$—	$(2.2)
Change in other comprehensive loss	$(0.1)	$(0.8)	(0.9)
Balance as of June 30, 2019	$(2.3)	$(0.8)	$(3.1)

16. Income Taxes

For the three months ended June 30, 2019, the Company recognized an income tax expense of $5.8 million on pre-tax earnings of $22.1 million compared to $6.0 million income tax expense on pre-tax earnings of $22.2 million for the three months ended June 30, 2018. For the six months ended June 30, 2019, the Company recognized an income tax expense of $8.9 million on pre-tax earnings of $36.1 million compared to $11.3 million income tax expense on pre-tax earnings of $43.4 million for the six months ended June 30, 2018. The effective tax rate was approximately 24.7% for the six months ended June 30, 2019 compared to 26.1% for the six months ended June 30, 2018. The effective tax rate for the six months ended June 30, 2019 decreased primarily due to an increase in estimated income tax credits and a reduction in state taxes.

As of June 30, 2019, the Company has not identified any uncertain tax positions that would have a material impact on the Company’s financial position. The Company recognizes potential interest and penalties related to uncertain tax positions, if any, in income tax expense.

The tax years that remain subject to examination for the Company’s major tax jurisdictions at June 30, 2019 are shown below:

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

The business is managed based on segments administered by executive officers.

The following is a summary of revenues and gross profit by operating segment for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended				Six Months Ended
(millions) (unaudited)	June 30, 2019	Gross Margin %	June 30, 2018	Gross Margin %	June 30, 2019	Gross Margin %	June 30, 2018	Gross Margin %
Services Revenue
Segment One
Lease type contracts	$96.9		$100.2		$187.4		$193.3
Management type contracts	61.1		62.1		128.7		131.7
Total Segment One	158.0		162.3		316.1		325.0
Segment Two
Lease type contracts	8.2		7.0		15.3		13.4
Management type contracts	66.7		22.8		129.9		45.1
Total Segment Two	74.9		29.8		145.2		58.5
Other
Lease type contracts	0.1		0.2		0.3		0.2
Management type contracts	2.1		2.8		4.2		5.4
Total Other	2.2		3.0		4.5		5.6
Reimbursed management type contract revenue	179.1		167.1		357.8		339.9
Total Services Revenue	$414.2		$362.2		$823.6		$729.0
Gross Profit
Segment One
Lease type contracts	$9.8	10%	$9.6	10%	$14.4	8%	$12.0	6%
Management type contracts	23.5	39%	23.9	38%	47.3	37%	47.6	36%
Total Segment One	33.3		33.5		61.7		59.6
Segment Two
Lease type contracts	2.5	31%	2.1	30%	4.0	26%	3.5	26%
Management type contracts	19.6	29%	7.7	34%	35.3	27%	13.6	30%
Total Segment Two	22.1		9.8		39.3		17.1
Other
Lease type contracts	1.1	1,100%	1.2	600%	3.1	1,033%	2.4	1,200%
Management type contracts	5.4	257%	6.6	236%	11.0	262%	11.5	213%
Total Other	6.5		7.8		14.1		13.9
Total gross profit	$61.9		$51.1		$115.1		$90.6
General and administrative expenses	27.7		22.3		54.8		44.6
General and administrative expense percentage of gross profit	45%		44%		48%		49%
Depreciation and amortization	7.3		4.5		14.5		8.5
Operating income	26.9		24.3		45.8		37.5
Other expenses (income)
Interest expense	4.9		2.2		9.9		4.3
Interest income	(0.1)		(0.1)		(0.2)		(0.2)
Equity earnings from investment in unconsolidated entity	—		—		—		(10.0)
Total other expenses (income)	4.8		2.1		9.7		(5.9)
Earnings before income taxes	22.1		22.2		36.1		43.4
Income tax expense	5.8		6.0		8.9		11.3
Net income	16.3		16.2		27.2		32.1
Less: Net income attributable to noncontrolling interest	1.1		0.9		1.4		1.5
Net income attributable to SP Plus Corporation	$15.2		$15.3		$25.8		$30.6

18. Subsequent Events

In July 2019, the Company's Board of Director's authorized a new program to repurchase, on the open market, shares of its outstanding common stock in an amount not to exceed $50.0 million in aggregate. Purchases of the Company's common stock may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with Rules 10b-18 and 10b5-1 under the Securities Exchange Act of 1934 at time and prices considered to be appropriate at the discretion of the Company. The share repurchase program does not obligate the Company to repurchase any particular amount of common stock, has no fixed termination date and the program may be suspended at any time at the Company's discretion.

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

Explanatory Note

On November 30, 2018, we completed the acquisition of Bags and our consolidated results of operations for the three and six months ended June 30, 2019 includes the results of operations related to Bags. Our consolidated operations for the three and six months ended June 30, 2018 do not include amounts related to the Bags results of operations. See Note 3. Acquisition, which is included in Part I, Item 1. "Financial Statements" for further discussion of the Bags acquisition.

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
We operate our clients’ properties through two types of arrangements: management type contracts and lease type contracts. Under a management type contract, we typically receive a fixed and/or variable monthly fee for providing our services, and we may also receive an incentive fee based on the achievement of certain performance objectives. We also receive fees for ancillary services. Typically, all of the underlying revenue and expenses under a standard management type contract flow through to our client rather than to us. However, some management type contracts, which are referred to as “reverse” management type contracts, usually provide for larger management fees and require us to pay various costs. Under a lease type contract, we generally pay to the client either a fixed annual rent, a percentage of gross customer collections, or a combination of both. Under a lease type contract, we collect all revenue and are responsible for most operating expenses, but typically are not responsible for major maintenance, capital expenditures or real estate taxes. Margins for lease type contracts vary significantly, not only due to operating performance, but also due to variability of parking rates in different cities and varying space utilization by parking facility type and location.  As of June 30, 2019, we operated approximately 80% of our locations under management type contracts and approximately 20% under lease type contracts.

In evaluating our financial condition and operating performance, management’s primary focus is on our gross profit and total general and administrative expense. Revenue from lease type contracts includes all gross customer collections derived from our leased locations (net of local parking taxes), whereas revenue from management type contracts only includes our contractually agreed upon management fees and amounts attributable to ancillary services. Gross customer collections at facilities under management type contracts, therefore, are not included in our revenue. Revenue from lease type contracts also includes a reduction of Services revenue - lease type contracts pursuant to ASU No. 2017-10, Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services, which requires rental expense be presented as a reduction of Services revenue - lease type contracts for those facilities (and corresponding contracts) that meet the criteria and definition of a service concession arrangement. Accordingly, while a change in the proportion of our operating agreements that are structured as lease type contracts versus management type contracts may cause significant fluctuations in reported revenue and expense of parking services, that change will not artificially affect our gross profit. For example, as of June 30, 2019, approximately 80% of our business was operating under management type contracts and 81% of our gross profit for the six months ended June 30, 2019 was derived from management type contracts. Only 56% of total revenue (excluding reimbursed management type contract revenue), however, was from management type contracts because under those contracts the revenue collected from parking customers belongs to our clients. Therefore, gross profit and total general and administrative expense, rather than revenue, are management’s primary focus.

Bags Acquisition
On November 30, 2018, we acquired the outstanding shares of Baggage Airline Guest Services, Inc., Home Serv Delivery, LLC, and their subsidiaries and affiliates (collectively, "Bags"), for an all-cash purchase price of $277.9 million, net of $5.9 million of cash acquired. Bags is a leading provider of baggage services, remote airline check-in, and other related services, primarily to airline, airport and hospitality clients. Bags provides these services by combining exceptional customer service with innovative technologies. Based in Orlando, Florida, Bags operates in over 250 cities in North America with approximately 3,000 employees. Its clients include major airlines, airports, sea ports, cruise lines, and leading hotels and resorts. Bags handles more than 5.0 million checked bags annually.
General Business Trends

We believe that sophisticated clients (which also include property owners) recognize the potential for parking services, parking management, ground transportation services, baggage handling and other ancillary services to be a profit generator and/or a service differentiator to their customers. By outsourcing these services, they are able to capture additional profit and improve customer experience by leveraging the unique operational skills and controls that an experienced services company can offer. Our ability to consistently deliver a uniformly high level of services to our clients, including the use of various technological enhancements, allows us to maximize the profit and/or customer experience to our clients and improves our ability to win contracts and retain existing clients. Our focus on customer service and satisfaction is a key driver of our high retention rate, which was approximately 90% for both twelve-month periods ended June 30, 2019 and 2018, respectively. This retention rate captures facilities in Segment One (Commercial).
Summary of Commercial Segment Facilities
The following table reflects our Commercial Segment facilities (by contractual type) operated at the end of the years indicated:

	June 30, 2019	December 31, 2018	June 30, 2018
Leased facilities	625	628	631
Managed facilities	2,513	2,514	2,601
Total Commercial Segment facilities (1)	3,138	3,142	3,232

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

The following tables are a summary of revenues (excluding reimbursed management type contract revenue), cost of services and gross profit by segment for the three months ended June 30, 2019 and 2018:

Three Months Ended June 30, 2019 Compared to Three Months June 30, 2018

Segment revenue information is summarized as follows:

	Three Months Ended June 30,
	Segment One		Segment Two		Other		Total		Variance
(millions) (unaudited)	2019	2018	2019	2018	2019	2018	2019	2018	Amount	%
Lease type contract revenue:
New/acquired business	$2.7	$0.5	$0.9	$—	$—	$—	$3.6	$0.5	$3.1	620.0%
Expired business	0.5	8.2	—	—	—	—	0.5	8.2	(7.7)	(93.9)%
Existing business	91.4	88.7	7.3	7.0	0.1	0.2	98.8	95.9	2.9	3.0%
Conversions	2.3	2.8	—	—	—	—	2.3	2.8	(0.5)	(17.9)%
Total lease type contract revenue	$96.9	$100.2	$8.2	$7.0	$0.1	$0.2	$105.2	$107.4	$(2.2)	(2.0)%
Management type contract revenue:
New/acquired business	$5.7	$0.9	$45.4	$0.2	$—	$—	$51.1	$1.1	$50.0	4,545.5%
Expired business	0.7	6.9	—	0.3	—	—	0.7	7.2	(6.5)	(90.3)%
Existing business	54.6	54.2	21.3	22.3	2.1	2.8	78.0	79.3	(1.3)	(1.6)%
Conversions	0.1	0.1	—	—	—	—	0.1	0.1	—	—%
Total management type contract revenue	$61.1	$62.1	$66.7	$22.8	$2.1	$2.8	$129.9	$87.7	$42.2	48.1%

Revenue associated with existing business represents business that has been operating for at least one year and operating for the entire period in the comparative period being presented. Revenue associated with expired business relates to contracts that have expired, however, we were operating the location in the comparative period presented.

Services revenue—lease type contracts.  Lease type contract revenue decreased $2.2 million, or 2.0%, to $105.2 million for the three months ended June 30, 2019, compared to $107.4 million for the three months ended June 30, 2018. The decrease in lease type contract revenue resulted primarily from a decrease of $7.7 million from expired business and $0.5 million from locations that converted from management type contracts during the periods presented, partially offset by increases of $2.9 million from existing business and $3.1 million from new/acquired business. Existing business revenue increased $2.9 million, or 3.0%, primarily due to transient revenue.

From a reporting segment perspective, lease type contract revenue decreased primarily due to expired business in Segment One, existing business in Other and conversions in Segment One, partially offset by increases in new/acquired business in Segment One and Two, existing business in Segment One and Two. The Other amounts in existing business represent revenues not specifically identifiable to Segments One or Two.

Services revenue—management type contracts. Management type contract revenue increased $42.2 million, or 48.1%, to $129.9 million for the three months ended June 30, 2019, compared to $87.7 million for the three months ended June 30, 2018. The increase in management type contract revenue resulted primarily from an increase of $50.0 million from new/acquired business, primarily due to the Bags acquisition, partially offset by a decrease of $6.5 million from expired business and $1.3 million from existing business. Existing business decreased $1.3 million, or 1.6%, primarily due to change in contract terms for certain management type contracts, whereby the contract terms converted from a "reverse" management type contract to a management type contract, which typically has lower management fees from the facility owner but do not require us to pay certain operating costs associated with the facilities operation, partially offset by increased management fees.

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

Reimbursed management type contract revenue. Reimbursed management type contract revenue increased $12.0 million, or 7.2%, to $179.1 million for the three months ended June 30, 2019, compared to $167.1 million for the three months ended June 30, 2018. This increase resulted from an increase in reimbursements for costs incurred on behalf of owners.

Segment cost of services information is summarized as follows:

	Three Months Ended June 30,
	Segment One		Segment Two		Other		Total		Variance
(millions) (unaudited)	2019	2018	2019	2018	2019	2018	2019	2018	Amount	%
Cost of services lease type contracts:
New/acquired business	$2.4	$0.4	$0.7	$—	$—	$—	$3.1	$0.4	$2.7	675.0%
Expired business	0.5	7.4	—	—	—	—	0.5	7.4	(6.9)	(93.2)%
Existing business	82.1	80.3	5.0	4.9	(1.0)	(1.0)	86.1	84.2	1.9	2.3%
Conversions	2.1	2.5	—	—	—	—	2.1	2.5	(0.4)	(16.0)%
Total cost of services lease type contracts	$87.1	$90.6	$5.7	$4.9	$(1.0)	$(1.0)	$91.8	$94.5	$(2.7)	(2.9)%
Cost of services management type contracts:
New/acquired business	$2.9	$0.2	$34.5	$—	$—	$—	$37.4	$0.2	$37.2	18,600.0%
Expired business	0.7	4.6	—	0.1	—	—	0.7	4.7	(4.0)	(85.1)%
Existing business	33.9	33.4	12.6	15.0	(3.3)	(3.8)	43.2	44.6	(1.4)	(3.1)%
Conversions	0.1	—	—	—	—	—	0.1	—	0.1	—%
Total cost of services management type contracts	$37.6	$38.2	$47.1	$15.1	$(3.3)	$(3.8)	$81.4	$49.5	$31.9	64.4%

Cost of services associated with existing business represents locations that have been operating for at least one year and operating for the entire period in the comparative period being presented. Cost of services associated with expired business relates to contacts that have expired, however, we were operating the location in the comparative period presented.

Cost of services—lease type contracts.  Cost of services for lease type contracts decreased $2.7 million, or 2.9%, to $91.8 million for the three months ended June 30, 2019, compared to $94.5 million for the three months ended June 30, 2018. The decrease in cost of services for lease type contracts resulted primarily from a decrease of $6.9 million from expired business and a decrease from locations that converted from management type contracts during the periods presented of $0.4 million, partially offset by increases of $2.7 million from new/acquired business and $1.9 million from existing business. Existing business costs increased $1.9 million, or 2.3%, primarily due to an increase in rent expense as a result of higher revenues for existing business and an increase in compensation and benefit costs, partially offset by a decrease in overall net operating costs.

From a reporting segment perspective, cost of services for lease type contracts decreased primarily from expired business in Segment One and conversions in Segment One, partially offset by new/acquired business in Segment One and Two and existing business in Segment One and Two.

Cost of services—management type contracts. Cost of services for management type contracts increased $31.9 million, or 64.4%, to $81.4 million for the three months ended June 30, 2019, compared to $49.5 million for the three months ended June 30, 2018. The increase in cost of services for management type contracts resulted primarily from increases of $37.2 million from new/acquired business, primarily due to the Bags acquisition, and $0.1 million from locations that converted from lease type contracts during the periods presented, partially offset by a decrease of $4.0 million from expired business and $1.4 million from existing business. Existing business decreased $1.4 million, or 3.1%, primarily due to a decrease in overall net operating costs, change in contract terms for certain management type contracts, whereby the contract terms converted from a "reverse" management type contract to a management type contract, which typically has lower management fees from the facility owner but do not require us to pay certain operating costs associated with the facilities operation, and increased management fees, partially offset by an increase in compensation and benefit costs.

From a reporting segment perspective, cost of services for management type contracts increased primarily due to new/acquired business in Segment One and Two, existing business in Segment One and Other, and conversions in Segment One, partially offset by a decrease in expired business in Segment One and Two, and existing business in Segment Two. The Other segment amounts in existing business represent costs not specifically identifiable to Segment One or Two.

Reimbursed management type contract expense. Reimbursed management type contract expense increased $12.0 million, or 7.2%, to $179.1 million for the three months ended June 30, 2019, compared to $167.1 million for the three months ended June 30, 2018. This increase resulted from an increase in reimbursements for costs incurred on behalf of owners.

Segment gross profit/gross profit percentage information is summarized as follows:

	Three Months Ended June 30,
	Segment One		Segment Two		Other		Total		Variance
(millions) (unaudited)	2019	2018	2019	2018	2019	2018	2019	2018	Amount	%
Gross profit lease type contracts:
New/acquired business	$0.3	$0.1	$0.2	$—	$—	$—	$0.5	$0.1	$0.4	400.0%
Expired business	—	0.8	—	—	—	—	—	0.8	(0.8)	(100.0)%
Existing business	9.3	8.4	2.3	2.1	1.1	1.2	12.7	11.7	1.0	8.5%
Conversions	0.2	0.3	—	—	—	—	0.2	0.3	(0.1)	(33.3)%
Total gross profit lease type contracts	$9.8	$9.6	$2.5	$2.1	$1.1	$1.2	$13.4	$12.9	$0.5	3.9%
	(Percentages)
Gross profit percentage lease type contracts:
New/acquired business	11.1%	20.0%	22.2%	—%	—%	—%	13.9%	20.0%
Expired business	—%	9.8%	—%	—%	—%	—%	—%	9.8%
Existing business	10.2%	9.5%	31.5%	30.0%	1,100.0%	600.0%	12.9%	12.2%
Conversions	8.7%	10.7%	—%	—%	—%	—%	8.7%	10.7%
Total gross profit percentage	10.1%	9.6%	30.5%	30.0%	1,100.0%	—%	12.7%	12.0%
Gross profit management type contracts:
New/acquired business	$2.8	$0.7	$10.9	$0.2	$—	$—	$13.7	$0.9	$12.8	1,422.2%
Expired business	—	2.3	—	0.2	—	—	—	2.5	(2.5)	(100.0)%
Existing business	20.7	20.8	8.7	7.3	5.4	6.6	34.8	34.7	0.1	0.3%
Conversions	—	0.1	—	—	—	—	—	0.1	(0.1)	(100.0)%
Total gross profit management type contracts	$23.5	$23.9	$19.6	$7.7	$5.4	$6.6	$48.5	$38.2	$10.3	27.0%
	(Percentages)
Gross profit percentage management type contracts:
New/acquired business	49.1%	77.8%	24.0%	100.0%	—%	—%	26.8%	81.8%
Expired business	—%	33.3%	—%	66.7%	—%	—%	—%	34.7%
Existing business	37.9%	38.4%	40.8%	32.7%	257.1%	235.7%	44.6%	43.8%
Conversions	—%	100.0%	—%	—%	—%	—%	—%	100.0%
Total gross profit percentage	38.5%	38.5%	29.4%	33.8%	257.1%	235.7%	37.3%	43.6%

Gross profit associated with existing business represents locations that have been operating for at least one year and operating for the entire period in the comparative period being presented. Gross profit associated with expired business relates to contracts that have expired, however, we were operating the location in the comparative period presented.

Gross profit—lease type contracts. Gross profit for lease type contracts increased $0.5 million, or 3.9%, to $13.4 million for the three months ended June 30, 2019, compared to $12.9 million for three months ended June 30, 2018. Gross profit percentage for lease type contracts increased to 12.7% for the three months ended June 30, 2019, compared to 12.0% for the three months ended June 30, 2018. Gross profit for lease type contracts increased as a result of increases in gross profit for existing business and new/acquired business, partially offset by decreases in expired business and locations that converted from management type contracts during the periods presented. Gross profit for existing business increased primarily due to increases in fees for transient revenue and a decrease in overall net operating costs, partially offset by an increase in compensation and benefit costs.

From a reporting segment perspective, gross profit for lease type contracts increased primarily due to increases in new/acquired business in Segment One and Two and existing business in Segment One and Two, partially offset by decreases in gross profit from expired business in Segment One, existing business in Other, and conversions in Segment One.

Gross profit—management type contracts. Gross profit for management type contracts increased $10.3 million, or 27.0%, to $48.5 million for the three months ended June 30, 2019, compared to $38.2 million for the three months ended June 30, 2018. Gross profit percentage for management type contracts decreased to 37.3% for three months ended June 30, 2019, compared to 43.6% for three months ended June 30, 2018. Gross profit for management type contracts increased as a result of increases in gross profit for new/acquired business, primarily due to the Bags acquisition, and existing business, partially offset by a decrease in expired business and locations that converted from lease type contracts during the periods presented. Existing business gross profit increased $0.1 million, or 0.3%, primarily due to decreases in overall net operating costs, and by increased management fees.

From a reporting segment perspective, gross profit for management type contracts increased primarily due to new/acquired business in Segment One and Two and existing business in Segment Two, partially offset by decreases in expired business in Segment One and Two, existing business in Segment One and Other, and conversions in Segment One.

General and administrative expenses. General and administrative expenses increased $5.4 million, or 24.2%, to $27.7 million for the three months ended June 30, 2019, compared to $22.3 million for the three months ended June 30, 2018. The increase in General and administrative expenses was primarily related to the Bags acquisition, a $1.7 million cost recovery from a vendor partner recognized in the second quarter of 2018, and higher compensation and benefit costs, including costs associated with our performance-based compensation program.

Depreciation and amortization. Depreciation and amortization increased $2.8 million, or 62.2%, to $7.3 million for the three months ended June 30, 2019, compared to $4.5 million for the three months ended June 30, 2018. This increase was primarily a result of additional amortization relating to intangible assets recognized in the acquisition of Bags.

Interest expense. Interest expense increased $2.7 million, or 122.7%, to $4.9 million for the three months ended June 30, 2019, compared to $2.2 million for the three months ended June 30, 2018. This increase resulted primarily from an increase in borrowings used to fund the acquisition of Bags on November 30, 2018.

Interest income. Interest income was $0.1 million for the three months ended June 30, 2019 and 2018.

Equity in earnings from investment in unconsolidated entity. There were no Equity in earnings from investment in unconsolidated entity for the three months ended June 30, 2019 and 2018.

Income tax expense. Income tax expense decreased $0.2 million to $5.8 million for the three months ended June 30, 2019, as compared to $6.0 million for the three months ended June 30, 2018. Our effective tax rate was 26.2% for the three months ended June 30, 2019 and 27.0% for the three months ended June 30, 2018. The effective tax rate for the three months ended June 30, 2019 decreased primarily due to do to an increase in estimated income tax credits and a reduction in state taxes.

Six Months Ended June 30, 2019 Compared to Six Months June 30, 2018

Segment revenue information is summarized as follows:

	Six Months Ended June 30,
	Segment One		Segment Two		Other		Total		Variance
(millions) (unaudited)	2019	2018	2019	2018	2019	2018	2019	2018	Amount	%
Lease type contract revenue:
New/acquired business	$4.7	$0.6	$1.3	$—	$—	$—	$6.0	$0.6	$5.4	900.0%
Expired business	2.1	17.0	—	—	—	—	2.1	17.0	(14.9)	(87.6)%
Existing business	175.7	170.8	14.0	13.4	0.3	0.2	190.0	184.4	5.6	3.0%
Conversions	4.9	4.9	—	—	—	—	4.9	4.9	—	—%
Total lease type contract revenue	$187.4	$193.3	$15.3	$13.4	$0.3	$0.2	$203.0	$206.9	$(3.9)	(1.9)%
Management type contract revenue:
New/acquired business	$10.1	$1.2	$88.2	$0.3	$—	$—	$98.3	$1.5	$96.8	6,453.3%
Expired business	2.3	14.8	—	0.7	—	—	2.3	15.5	(13.2)	(85.2)%
Existing business	116.0	115.4	41.7	44.1	4.2	5.4	161.9	164.9	(3.0)	(1.8)%
Conversions	0.3	0.3	—	—	—	—	0.3	0.3	—	—%
Total management type contract revenue	$128.7	$131.7	$129.9	$45.1	$4.2	$5.4	$262.8	$182.2	$80.6	44.2%

Revenue associated with existing business represents business that has been operating for at least one year and operating for the entire period in the comparative period being presented. Revenue associated with expired business relates to contracts that have expired, however, we were operating the location in the comparative period presented.

Services revenue—lease type contracts.  Lease type contracts revenue decreased $3.9 million, or 1.9%, to $203.0 million for the six months ended June 30, 2019, compared to $206.9 million for the six months ended June 30, 2018. The decrease in lease type contracts revenue resulted primarily from decreases of $14.9 million from expired business, partially offset by an increase of $5.6 million from existing business and $5.4 million from new/acquired business. Existing business revenue increased $5.6 million, or 3.0%, primarily due to an increase in fees for transient revenue.

From a reporting segment perspective, lease type contract revenue decreased primarily due to expired business in Segment One, partially offset by increases from existing business in Segment One, Two, and Other and new/acquired business in Segment One and Two. The Other segment amounts in existing business represent revenue not specifically identifiable to Segment One or Two.

Services revenue—management type contracts. Management type contract revenue increased $80.6 million, or 44.2%, to $262.8 million for the six months ended June 30, 2019, compared to $182.2 million for the six months ended June 30, 2018. The increase in management type contract revenue resulted primarily from an increase of $96.8 million from new/acquired business, primarily due to the Bags acquisition, partially offset by a decrease of $13.2 million from expired business and $3.0 million from existing business. Existing business decreased $3.0 million, or 1.8%, primarily due to change in contract terms for certain management type contracts, whereby the contract terms converted from a "reverse" management type contract to a management type contract, which typically has lower management fees from the facility owner but do not require us to pay certain operating costs associated with the facilities operation, partially offset by increased management fees.

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

Reimbursed management type contract revenue. Reimbursed management type contract revenue increased $17.9 million, or 5.3%, to $357.8 million for the six months ended June 30, 2019, compared to $339.9 million for the six months ended June 30, 2018. This increase resulted from an increase in reimbursements for costs incurred on behalf of owners.

Segment cost of services information is summarized as follows:

	Six Months Ended June 30,
	Segment One		Segment Two		Other		Total		Variance
(millions) (unaudited)	2019	2018	2019	2018	2019	2018	2019	2018	Amount	%
Cost of services lease type contracts:
New/acquired business	$4.6	$0.6	$1.0	$—	$—	$—	$5.6	$0.6	$5.0	833.3%
Expired business	2.3	17.1	—	—	—	—	2.3	17.1	(14.8)	(86.5)%
Existing business	161.6	159.3	10.3	9.9	(2.8)	(2.2)	169.1	167.0	2.1	1.3%
Conversions	4.5	4.3	—	—	—	—	4.5	4.3	0.2	4.7%
Total cost of services lease type contracts	$173.0	$181.3	$11.3	$9.9	$(2.8)	$(2.2)	$181.5	$189.0	$(7.5)	(4.0)%
Cost of services management type contracts:
New/acquired business	$5.5	$0.6	$67.5	$0.3	$—	$—	$73.0	$0.9	$72.1	8,011.1%
Expired business	1.7	10.0	—	0.4	—	—	1.7	10.4	(8.7)	(83.7)%
Existing business	74.1	73.3	27.1	30.8	(6.8)	(6.0)	94.4	98.1	(3.7)	(3.8)%
Conversions	0.1	0.1	—	—	—	—	0.1	0.1	—	—%
Total cost of services management type contracts	$81.4	$84.0	$94.6	$31.5	$(6.8)	$(6.0)	$169.2	$109.5	$59.7	54.5%

Cost of services associated with existing business represents business that has been operating for at least one year and operating for the entire period in the comparative period being presented. Cost of services associated with expired business relates to contacts that have expired, however, we were operating the location in the comparative period presented.

Cost of services—lease type contracts.  Cost of services for lease type contracts decreased $7.5 million, or 4.0%, to $181.5 million for the six months ended June 30, 2019, compared to $189.0 million for the six months ended June 30, 2018. The decrease in cost of services for lease type contracts resulted primarily from a decrease of $14.8 million from expired business, partially offset by increases of $5.0 million from new/acquired business, $0.2 million from business that converted from management type contracts during the periods presented, and $2.1 million from existing business. Existing business costs increased $2.1 million, or 1.3%, primarily due to an increase in compensation and benefit costs, partially offset by a decrease in overall net operating costs.

From a reporting segment perspective, cost of services for lease type contracts decreased primarily from expired business in Segment One and existing business in Other, partially offset by new/acquired business in Segment One and Two, existing business in Segment One and Two and conversions in Segment One.

Cost of services—management type contracts. Cost of services for management type contracts increased $59.7 million, or 54.5%, to $169.2 million for the six months ended June 30, 2019, compared to $109.5 million for the six months ended June 30, 2018. The increase in cost of services for management type contracts resulted primarily from increases of $72.1 million from new/acquired business, primarily due to the Bags acquisition, partially offset by a decrease of $8.7 million from expired business and $3.7 million from existing business. Existing business decreased $3.7 million, or 3.8%, primarily due to a decrease in overall net operating costs, change in contract terms for certain management type contracts, whereby the contract terms converted from a "reverse" management type contract to a management type contract, which typically has lower management fees from the facility owner but do not require us to pay certain operating costs associated with the facilities operation and by an increase in compensation costs.

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

Reimbursed management type contract expense. Reimbursed management type contract expense increased $17.9 million, or 5.3%, to $357.8 million for the six months ended June 30, 2019, compared to $339.9 million for the six months ended June 30, 2018. This increase resulted from an increase in reimbursements for costs incurred on behalf of owners.

Segment gross profit/gross profit percentage information is summarized as follows:

	Six Months Ended June 30,
	Segment One		Segment Two		Other		Total		Variance
(millions) (unaudited)	2019	2018	2019	2018	2019	2018	2019	2018	Amount	%
Gross profit lease type contracts:
New/acquired business	$0.1	$—	$0.3	$—	$—	$—	$0.4	$—	$0.4	—%
Expired business	(0.2)	(0.1)	—	—	—	—	(0.2)	(0.1)	(0.1)	100.0%
Existing business	14.1	11.5	3.7	3.5	3.1	2.4	20.9	17.4	3.5	20.1%
Conversions	0.4	0.6	—	—	—	—	0.4	0.6	(0.2)	(33.3)%
Total gross profit lease type contracts	$14.4	$12.0	$4.0	$3.5	$3.1	$2.4	$21.5	$17.9	$3.6	20.1%
	(Percentages)
Gross profit percentage lease type contracts:
New/acquired business	2.1%	—%	23.1%	—%	—%	—%	6.7%	—%
Expired business	(9.5)%	(0.6)%	—%	—%	—%	—%	(9.5)%	(0.6)%
Existing business	8.0%	6.7%	26.4%	26.1%	1,033.3%	1,200.0%	11.0%	9.4%
Conversions	8.2%	12.2%	—%	—%	—%	—%	8.2%	12.2%
Total gross profit percentage	7.7%	6.2%	26.1%	26.1%	1,033.3%	—%	10.6%	8.7%
Gross profit management type contracts:
New/acquired business	$4.6	$0.6	$20.7	$—	$—	$—	$25.3	$0.6	$24.7	4,116.7%
Expired business	0.6	4.8	—	0.3	—	—	0.6	5.1	(4.5)	(88.2)%
Existing business	41.9	42.1	14.6	13.3	11.0	11.4	67.5	66.8	0.7	1.0%
Conversions	0.2	0.2	—	—	—	—	0.2	0.2	—	—%
Total gross profit management type contracts	$47.3	$47.7	$35.3	$13.6	$11.0	$11.4	$93.6	$72.7	$20.9	28.7%
	(Percentages)
Gross profit percentage management type contracts:
New/acquired business	45.5%	50.0%	23.5%	—%	—%	—%	25.7%	40.0%
Expired business	26.1%	32.4%	—%	42.9%	—%	—%	26.1%	32.9%
Existing business	36.1%	36.5%	35.0%	30.2%	261.9%	211.1%	41.7%	40.5%
Conversions	66.7%	66.7%	—%	—%	—%	—%	66.7%	66.7%
Total gross profit percentage	36.8%	36.2%	27.2%	30.2%	261.9%	211.1%	35.6%	39.9%

Gross profit associated with existing business represents business that has been operating for at least one year and operating for the entire period in the comparative period being presented. Gross profit associated with expired business relates to contracts that have expired, however, we were operating the location in the comparative period presented.

Gross profit—lease type contracts. Gross profit for lease type contracts increased $3.6 million, or 20.1%, to $21.5 million for the six months ended June 30, 2019, compared to $17.9 million for six months ended June 30, 2018. Gross profit percentage for lease type contracts increased to 10.6% for the six months ended June 30, 2019, compared to 8.7% for the six months ended June 30, 2018. Gross profit for lease type contracts increased as a result of increases in gross profit for existing business and new/acquired business, partially offset by decreases in expired business and business that converted from management type contracts during the periods presented. Gross profit for existing business increased primarily due to increases in fees for transient revenue, partially offset by an increase in compensation and benefit costs.

From a reporting segment perspective, gross profit for lease type contracts increased primarily due to increases in new/acquired business in Segment One and Two and existing business in Segment One, Two, and Other, partially offset by decreases in gross profit from expired business in Segment One and conversions in Segment One.

Gross profit—management type contracts. Gross profit for management type contracts increased $20.9 million, or 28.7%, to $93.6 million for the six months ended June 30, 2019, compared to $72.7 million for the six months ended June 30, 2018. Gross profit percentage for management type contracts decreased to 35.6% for six months ended June 30, 2019, compared to 39.9% for six months ended June 30, 2018. Gross profit for management type contracts increased as a result of increases in gross profit for new/acquired business, primarily due to the Bags acquisition, and existing business, partially offset by a decrease in expired business. Existing business gross profit increased $0.7 million, or 1.0%, primarily due to decreases in net operating costs, partially offset by increased management fees.

From a reporting segment perspective, gross profit for management type contracts increased primarily due to new/acquired business in Segment One and Two and existing business in Segment Two, partially offset by decreases in expired business in Segment One and Two, and existing business in Segment One and Other.

General and administrative expenses. General and administrative expenses increased $10.2 million, or 22.9%, to $54.8 million for the six months ended June 30, 2019, compared to $44.6 million for the six months ended June 30, 2018. The increase in General and administrative expenses was primarily related to the Bags acquisition, a $1.7 million cost recovery from a vendor partner recognized in the second quarter of 2018, and higher compensation and benefit costs, including costs associated with our performance-based compensation program.

Depreciation and amortization. Depreciation and amortization increased $6.0 million, or 70.6%, to $14.5 million for the six months ended June 30, 2019, compared to $8.5 million for the six months ended June 30, 2018. This increase was primarily a result of additional amortization relating to intangible assets recognized in the acquisition of Bags.

Interest expense. Interest expense increased $5.6 million, or 130.2%, to $9.9 million for the six months ended June 30, 2019, compared to $4.3 million for the six months ended June 30, 2018. This increase resulted primarily from an increase in borrowings used to fund the acquisition of Bags on November 30, 2018.

Interest income. Interest income was $0.2 million for the six months ended June 30, 2019 and 2018.

Equity in earnings from investment in unconsolidated entity. There were no Equity in earnings from investment in unconsolidated entity for the six months ended June 30, 2019. Equity in earnings from investment in unconsolidated entity was $10.0 million for the six months ended June 30, 2018. The decrease in earnings were primarily related to our $10.1 million net gain on the sale of our entire 30% equity interest in Parkmobile during the six months ended June 30, 2018.

Income tax expense. Income tax expense decreased $2.4 million to $8.9 million for the six months ended June 30, 2019, as compared to $11.3 million for the six months ended June 30, 2018. Our effective tax rate was 24.7% for the six months ended June 30, 2019 and 26.1% for the six months ended June 30, 2018. The effective tax rate for the six months ended June 30, 2019 decreased primarily due to do to an increase in estimated income tax credits and a reduction in state taxes.

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
Outstanding Indebtedness

On June 30, 2019, we had total indebtedness of approximately $372.3 million, a decrease of $14.4 million from December 31, 2018. The $372.3 million in total indebtedness as of June 30, 2019 includes:

▪	$354.2 million under our Restated Credit Facility, net of original discount on borrowings of $1.4 million and deferred financing costs of $1.9 million; and

▪	$18.1 million of other debt including finance lease obligations, obligations on seller notes and other indebtedness.
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
We are in compliance with the covenants under the Credit Agreement as of June 30, 2019.
As of June 30, 2019, we had $128.8 million of borrowing availability under the Senior Credit Facility, of which we could have borrowed $128.8 million on June 30, 2019 and remained in compliance with the above described covenants as of such date. Our borrowing availability under the Credit Agreement is limited only as of our fiscal quarter-end by the covenant restrictions described above. At June 30, 2019, we had $58.1 million letters of credit outstanding under the Senior Credit Facility and borrowings against the Senior Credit Facility aggregated $357.5 million (excluding debt discount of $1.4 million and deferred financing costs of $1.9 million).
Contractual Obligations and Commitments
As of June 30, 2019, other than changes related to adoption of the new lease accounting standard as described in Note 1. Significant Accounting Policies and Practices, there were no material changes to our contractual obligations and commitments outside the ordinary course of business since December 31, 2018, as reported in our 2018 Form 10-K. See Note 2. Leases, for further information regarding our contractual obligations and commitments.
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

Under this program, we repurchased 726,899 shares of common stock through June 30, 2019 at an average price of $29.01 per share, resulting in $21.1 million in program-to-date repurchases. 348,974 and 421,716 shares were repurchased during the three and six months ended June 30, 2019 at an average price of $32.33 per share for both periods. No shares were repurchased during the three and six months ended June 30, 2018.

Interest Rate Collars

In May 2019, we entered into three-year interest rate collar contracts with a $222.3 million notional amount. Interest rate collars are used to manage interest rate risk associated with variable interest rate borrowings under the Credit Agreement. The collars establish a range where the Company will pay the counterparties if the one-month LIBOR rate falls below the established floor rate, and the counterparties will pay the Company if the one-month LIBOR rate exceeds the established ceiling rate of 2.5%. The collars settle monthly through the termination date of April 2022. No payments or receipts are exchanged on the interest rate collar contracts unless interest rates rise above or fall below the pre-determined ceiling or floor rates. The notional amount amortizes consistent with pay down of the term loan portion of the Senior Credit Facility. These interest rate collars are classified as cash flow hedges, and the Company calculates the effectiveness of the hedge on a monthly basis. As of December 31, 2018, the Company had no ongoing derivative transactions.

We do not enter into derivative instruments for any purpose other than for cash flow hedging purposes.

Deficiency Payments

Pursuant to our obligations with respect to the parking garage operations at Bradley International Airport, we are required to make certain deficiency payments for the benefit of the State of Connecticut and for holders of special facility revenue bonds. The deficiency payments represent contingent interest bearing advances to the trustee to cover operating cash flow requirements. As of June 30, 2019, we had made $1.4 million of cumulative deficiency repayments from the trustee, net of payments. Deficiency payments made are recorded as increases to cost of services and the reimbursements are recorded as reductions to cost of services. We believe these advances to be fully recoverable and will recognize the principal, interest and premium payments related to these deficiency payments when they are received. We do not directly guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.

The total deficiency repayments (net of payments made), interest and premium received and recorded for the three and six months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended		Six Months Ended
(millions) (unaudited)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Deficiency repayments	$1.8	$1.4	$2.4	$2.0
Interest	$0.5	$0.5	$0.5	$0.5
Premium	$0.2	$0.1	$0.2	$0.2

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

Summary of Cash Flows

	Six Months Ended
(millions) (unaudited)	June 30, 2019	June 30, 2018
Net cash provided by operating activities	$21.3	$25.3
Net cash (used in) provided by investing activities	$(5.4)	$14.7
Net cash used in financing activities	$(33.5)	$(29.7)

Operating Activities

Our primary sources of funds are cash flows from operating activities and changes in operating assets and liabilities.

Net cash provided by operating activities totaled $21.3 million for the six months ended June 30, 2019. Cash provided by operating activities for the first six months of 2019 included $45.3 million from operations, partially offset by changes in operating assets and liabilities that resulted in a use of $24.0 million. The net increase in operating assets and liabilities was a result of (i) an increase in notes and accounts receivable of $11.8 million primarily related to timing of collections; (ii) a $2.7 million decrease in accounts payable primarily due to timing of payments to our clients as described under "Daily Cash Collections"; (iii) a net decrease in prepaid and other assets of $0.6 million primarily due to decreases in prepaid insurance and prepaid rent; (iv) a $67.2 million decrease in right-of-use assets due to the amortization of Right-of-use assets; (v) a $70.1 million decrease in long-term lease liabilities due to operating lease payments; and (vi) a $7.2 decrease in accrued liabilities primarily due to timing of payments.

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

Investing Activities

Net cash used in investing activities totaled $5.4 million for the six months ended June 30, 2019. Cash used in investing activities for the six months ended June 30, 2019 included (i) $4.2 million for capital investments needed to secure and/or extend lease facilities and investments in information system enhancements and infrastructure and (ii) $1.4 million for cost of contract purchases, partially offset by (iii) $0.2 million of proceeds from the sale of assets and contract terminations.

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

Financing Activities

Net cash used in financing activities totaled $33.5 million in the six months ended June 30, 2019. Cash used in financing activities for the six months ended June 30, 2019 included (i) $17.5 million net payments on the credit facility; (ii) $13.6 million on payments for the repurchase of common stock; (iii) $1.0 million for payments on other long-term debt obligations; and (iv) $1.4 million of distributions to noncontrolling interest.

Net cash used in financing activities totaled $29.7 million in the six months ended June 30, 2018. Cash used in financing activities for the six months ended June 30, 2018 included (i) $27.8 million net payments on the credit facility; (ii) $1.6 million of distributions to noncontrolling interest; (iii) $0.2 million for payments on other long-term debt obligations; and (iv) $0.1 million on payments for debt issuance costs.

Cash and Cash Equivalents

We had Cash and cash equivalents of $22.3 million and $39.9 million at June 30, 2019 and December 31, 2018, respectively.  Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements were $0.2 million and $1.7 million as of June 30, 2019 and December 31, 2018, respectively, and are included within Cash and cash equivalents within the Condensed Consolidated Balance Sheets.

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

Based on the Evaluation, our chief executive officer and senior vice president, corporate controller concluded that our disclosure controls and procedures were effective as of June 30, 2019.

Management's assessment of internal control over financial reporting as of December 31, 2018 excludes internal control over financial reporting related to ZWB Holdings, Inc. and Rynn's Luggage Corporation, their subsidiaries and affiliates (collectively, "Bags") (acquired on November 30, 2018).

Changes in Internal Controls Over Financial Reporting

There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new lease accounting standard, Topic 842, that the Company adopted on January 1, 2019. There were no significant changes to our internal control over financial reporting due to the adoption of the standard. Management's assessment and conclusions on the effectiveness of internal control over financial reporting did not include the internal controls of Bags, which is included in the three and six months ended June 30, 2019 Quarterly Financial Statements of SP Plus Corporation. We will incorporate Bags into our annual evaluation of internal control over financial reporting for the year ending December 31, 2019.

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

Item 2. Unregistered Sales of Equity and Use of Proceeds

The following table provides information about purchases we made during the quarter ended June 30, 2019 of equity securities that are registered by us pursuant Section 12 of the Exchange Act:

(millions, except for share and per share data) (unaudited)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan
04/01/2019 through 04/30/2019	17,260	$32.91	17,260	$19.6
05/01/2019 through 05/31/2019	146,184	32.30	146,184	14.9
06/01/2019 through 06/30/2019	185,530	32.30	185,530	8.9
Total	348,974	$32.29	348,974	$8.9

In May 2016, our Board of Directors authorized us to repurchase in the open market shares of our outstanding common stock in an amount not to exceed $30.0 million.

During the second quarter of 2019, we repurchased 348,974 shares in the open market at an average price of $32.29 per share and average commissions of $0.03 per share. The total value of the second quarter transactions was $11.3 million. At June 30, 2019, 726,899 shares were held as treasury stock.

As of June 30, 2019, $8.9 million remained available for repurchase under the May 2016 stock repurchase program. The share repurchase program has no fixed termination date.

In July 2019, the Company's Board of Director's authorized a new program to repurchase, on the open market, shares of its outstanding common stock in an amount not to exceed $50.0 million in aggregate. Purchases of the Company's common stock may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with Rules 10b-18 and 10b5-1 under the Securities Exchange Act of 1934 at time and prices considered to be appropriate at the discretion of the Company. The share repurchase program does not obligate the Company to repurchase any particular amount of common stock, has no fixed termination date and the program may be suspended at any time at the Company's discretion.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Index to Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date/Period End Date

10.1*+	Amended and Restated Employment Agreement by and between SP Plus Corporation and G Marc Baumann effective as of June 1, 2019.

31.1*	Section 302 Certification dated August 1, 2019 for G Marc Baumann, Director, President and Chief Executive Officer (Principal Executive Officer).

31.2*	Section 302 Certification dated August 1, 2019 for Kristopher H. Roy, Senior Vice President, Corporate Controller (Principal Financial Officer and Principal Accounting Officer).

32**	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 1, 2019.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
*              Filed herewith
**         Furnished herewith
+ Management contract or compensation plan, contract or agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SP PLUS CORPORATION

Date: August 1, 2019	By:	/s/ G MARC BAUMANN
G Marc Baumann
Director, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 1, 2019	By:	/s/ KRISTOPHER H. ROY
Kristopher H. Roy
Senior Vice President, Corporate Controller
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)