Form 10-K
period 2019-12-31
SP Plus Corp
filed 2020-02-20
CIK 1059262

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2019
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
As of June 28, 2019, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common stock held by nonaffiliates of the registrant was approximately $730.2 million. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

Class	Outstanding at February 19, 2020
Common Stock, $0.001 par value per share	22,997,061	Shares

____________________________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 6, 2020 are incorporated by reference into Part III of this Form 10-K. The 2019 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

PART I
Item 1.    Business
Our Company
SP Plus Corporation, a Delaware corporation, which operates through its subsidiaries (collectively referred to as "we", "us", "our") facilitates the efficient movement of people, vehicles and personal belongings with the goal of enhancing the consumer experience while improving bottom line results for our clients. We provide professional parking management, ground transportation, remote baggage check-in and handling, facility maintenance, security, event logistics, and other technology-driven mobility solutions to aviation, commercial, hospitality, healthcare and government clients across North America.
Acquisitions, Investment in Joint Venture and Sale of Business
On November 30, 2018, we acquired the outstanding shares (the "Acquisition") of ZWB Holdings, Inc. and Rynn's Luggage Corporation, and their subsidiaries and affiliates (collectively, "Bags"), for an all-cash purchase price of $277.9 million, net of $5.9 million of cash acquired. Bags is a leading provider of baggage services, remote airline check-in, and other related services, primarily to airline, airport and hospitality clients. Bags provides these services by combining exceptional customer service with innovative technologies. Based in Orlando, Florida, Bags operates in over 250 cities in North America with approximately 3,000 employees. Its clients include major airlines, airports, sea ports, cruise lines, and leading hotels and resorts. Bags handles more than 5.0 million checked bags annually.
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
In August 2015, we sold portions of our security business primarily operating in the Southern California market to a third-party for a gross sales price of $1.8 million, which resulted in a gain on sale of business of $0.5 million, net of legal and other expenses. We received $0.6 million for the final earn-out consideration from the buyer in the second quarter of 2017, for which we recognized an additional gain of $0.1 million for the year ended December 31, 2017. The pre-tax profit for the operations of the security business was not significant to the periods presented herein.
Our Operations
Our history and resulting experience has allowed us to develop and standardize a rigorous system of processes and controls that enable us to deliver consistent, transparent, value-added and high-quality services that facilitate the movement of people, vehicles and personal belongings. We serve a variety of industries and have industry vertical specific specialization in commercial real estate, residential communities, hotels and resorts, airports, airlines, cruise lines, healthcare facilities, municipalities and government facilities, retail operations, large event venues, and colleges and universities.
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

Our revenue is derived from a broad and diverse group of clients, industry vertical markets and geographies. Our clients include some of North America's largest private and public owners, municipalities and governments, managers and developers of major office buildings, residential properties, commercial properties, shopping centers and other retail properties, healthcare facilities and medical centers, sports and special event complexes, hotels and resorts, airlines and cruise lines. No single client accounted for more than 5% of our revenue, net of reimbursed management type contract revenue, or more than 7% of our gross profit for the year ended December 31, 2019. Additionally, we have built a diverse geographic footprint that spans operations in 45 states, the District of Columbia and Puerto Rico, and three Canadian provinces. Our strategy is focused on building scale and leadership positions in large, strategic markets in order to leverage the advantages of scale across a larger number of clients in a single market.
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
Beyond the conventional management services described above, we also offer an expanded range of ground transportation services, baggage delivery and handling services and other ancillary services. For example, we provide:

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

Industry Operating Arrangements
Professional service businesses operate primarily under two general types of arrangements, which include:
Management Type Contracts
Under management type contracts, the professional service operator generally receives a fixed and/or variable monthly fee for providing services and may receive an incentive fee based on the achievement of certain performance objectives. Professional service operators also generally charge fees for various ancillary services such as accounting support services, equipment leasing and consulting. Primary responsibilities under a management type contract include hiring, training and staffing personnel, and providing revenue collection, accounting, record-keeping, insurance and marketing services. The client is usually responsible for operating expenses associated with the client's operations, such as taxes, license and permit fees, insurance costs, payroll and accounts receivable processing and wages of personnel assigned to the operation, although some management type contracts, typically referred to as "reverse" management type contracts, require the professional service operator to pay certain of these cost categories but provide for payment to the operator of a larger management fee. Under a management type contract, the client usually is responsible for non-routine maintenance and repairs and capital improvements of the operation facility or location, such as structural and significant mechanical repairs. Management type contracts are typically for a term of one to three years (although the contracts may be terminated and may contain renewal clauses).
Lease Type Contracts
Under lease type contracts, the services operator generally pays to the client or property owner a fixed base rent or fee, percentage rent that is tied to the financial performance of the operation, or a combination of both. The professional services operator collects all revenue and is responsible for most operating expenses, but typically is not responsible for major maintenance, capital expenditures or real estate taxes. In contrast to management type contracts, lease type contracts typically have longer terms of three to ten years, and often contain a renewal term and provide for a fixed payment to the client regardless of the facility's operating earnings. Many of these lease type contracts may be canceled by the client for various reasons, including development of the real estate for other uses, and other leases may be canceled by the client on as little as 30 days' notice without cause. Lease type contracts generally require larger capital investment by the services operator than do management type contracts and therefore tend to have longer contract periods.
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

◦	Geographic Locations. We have a diverse geographic footprint that includes operations in 45 states, the District of Columbia, Puerto Rico and three Canadian provinces as of December 31, 2019.

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

•
Predictable Business Model.    We believe that our business model provides us with a measure of insulation from broader economic cycles, because a significant portion of our locations operate on management type contracts that, for the most part, are not dependent upon the financial performance of the client's operation.

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

•
Focus on Operational Compliance and Safety Initiatives. Our culture and training programs continue to focus on various compliance and safety initiatives and disciplines throughout the organization, as we implement an integrated approach for continuous improvement in our risk and safety programs. We have also dedicated significant resources to our risk and safety programs by providing comprehensive training for our employees, delivered primarily through the use of our web-based SP+ University™ learning management system, on-site training and our SP+irit in Safety newsletters.

Our Growth Strategy
Building on these competitive strengths, we believe we are well positioned to execute on the following growth strategies:

•
Grow Our Business in Existing Geographic Markets.    A component of our strategy is to capitalize on economies of scale and operating efficiencies by expanding our business in our existing geographic markets, especially in our core markets. As a given geographic market achieves a threshold operational size, we typically will establish a local office in order to promote increased operating efficiency by enabling local managers to use a common staff for recruiting, training and human resources support. The concentration of our operating locations allows for increased operating efficiency and superior levels of customer service and retention through the accessibility of local managers and support resources.

•
Increase Penetration in Our Current Industry Vertical Markets.    We believe that a significant opportunity exists for us to further expand our presence into certain industry vertical markets, such as airports and aviation, colleges and universities, healthcare, municipalities, hospitality and event services. In order to effectively target these markets, we have implemented a go-to-market strategy of aligning our business by industry vertical markets and branding our domain expertise through our SP+ and Bags® designations to highlight the specialized expertise, competencies and services that we provide to meet the needs of each particular industry and customer. Our recognized SP+ brand, which emphasizes our specialized market expertise and distinguishes our ancillary service lines from traditional parking, includes a broad array of our operating divisions such as, SP+ Commercial Services, SP+ Airport Services, SP+ GAMEDAY, SP+ Healthcare Services, SP+ Hospitality Services, SP+ Municipal Services, SP+ Office Services, SP+ Residential Services, SP+ Retail Services, and SP+ University Services, that further highlight the market-specific subject matter expertise that enables our professionals to meet the varied demands of our clients.

•
Expand and Cross-Sell Additional Services to Drive Incremental Revenue.    We believe we have significant opportunities to further strengthen our relationships with existing clients, and to attract new clients, by continuing to cross-sell value-added services that complement our core service operations.

•
Grow and Expand Cross-Selling Bags Services. Bags® is a leading provider of baggage services, remote airline check-in services, and other related services, primarily to airline, airport, sea ports, cruise lines and hotels and resorts. Bags combines exceptional customer service with innovative technologies to provide these value-add client and customer services. We believe the acquisition of Bags allows us to further cross-sell the aforementioned services that Bags provides to our existing clients within the aviation, hospitality and commercial markets and to cross-sell parking services and ground transportation services and other ancillary services to our existing Bags® clients. Our emphasis on these innovative services will continue to drive value with our clients and allow us to expand our footprint into multiple markets.

•
Expand Our Geographic Platform.    We believe that opportunities exist to further develop new geographic markets through new contracts, acquisitions, alliances, joint ventures or partnerships. Clients that outsource the management of their operations and professional services often have a presence in a variety of urban markets and seek to outsource the management of their operations to a national provider. We continue to focus on leveraging relationships with existing clients that have locations in multiple markets as one potential entry point into developing new core markets.

•
Focus on Operational Efficiencies to Further Improve Profitability.    We have invested substantial resources in information technology and regularly seek to consolidate various corporate functions where possible in order to improve our processes and service offerings. In addition, we will continue to evaluate and improve our human capital management to ensure a consistent and high-level of service for our clients. The initiatives undertaken to date in these areas have improved our cost structure and enhanced our financial strength, which we believe will continue to yield future benefits. SP+ Remote Management Services allows us to provide remote management services, whereby personnel are able to monitor revenue and other aspects of an operation and provide 24-hour-a-day customer assistance (including remedying equipment malfunctions at a facility) by using off-site personnel and equipment. We have begun expanding the facilities where our remote management technology is installed. We expect this business to grow as clients focus on improving the profitability of their operations by decreasing labor costs at their locations through remote management services.

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

•
Grow and Expand the Hospitality Business.    SP+ Hospitality Services is a leader in the hospitality and valet industries, and management continues to believe there is significant opportunity to use SP+'s capabilities to further develop a national hospitality business. Our objective is to focus on the most important aspects of the business promptly upon obtaining a new location, from the first contact with a potential customer to the execution of our services. Given the importance of neat, clean and polite service, the success of our valet business is dependent upon ensuring that its associates deliver excellent service every day. To accomplish this objective, our SP+ University Services™ provides training to its valet associates. SP+ University Services™ continuously provides training to our valet professionals to become an integrated extension of our clients' staff and blend seamlessly into the overall hospitality experience.

Business Development
Our efforts to attract new clients are primarily concentrated in and coordinated by a dedicated business development group, whose background and expertise is in the field of sales and marketing. This business development group is responsible for forecasting sales, maintaining a pipeline of prospective and existing clients, initiating contacts with such clients, and then following through to coordinate meetings involving those clients and the appropriate members of our operations hierarchy. By concentrating our sales efforts through this dedicated group, we enable our operations personnel to focus on achieving excellence in our operations, and maximizing our clients' profits, enhancing customer experience, and increasing our own profitability.
We also place a specific focus on marketing and relationship efforts that pertain to those clients or prospective clients having a large regional or national presence. Accordingly, we assign dedicated executives to these clients or prospective clients to manage the overall relationship, as well as to reinforce existing and develop new account relationships, and to take any other action that may further our business development interests.
Competition
We face competition from large national competitors and numerous smaller, locally owned independent professional service providers and operators, offering an array of services and professional service solutions, which may include developers, hotels and resorts, airports, airlines, cruise lines, national services companies and other institutions that may elect to internally manage their own professional service offerings. Additionally, technological factors that improve ride-sharing capabilities and the increase the use of parking aggregators can impact our parking and parking management business. Some of our present and potential competitors have or may obtain greater financial and marketing resources than we have, which may negatively impact our ability to retain existing contracts and gain new contracts. We also face significant competition in our efforts to provide ancillary services such as shuttle bus services and on-street parking enforcement because of the number of large companies that specialize in these services.

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
Support Operations
We maintain regional and city offices throughout the United States, Canada and Puerto Rico. These offices serve as the centralized locations through which we provide the employees to staff our professional services as well as the on-site and support management staff to oversee those operations. Our administrative staff accountants are primarily based in those same offices and facilitate the efficient, accurate and timely production and delivery of client deliverables, such as monthly reporting, invoicing, etc. Having these all-inclusive operations and accounting teams located in regional and city offices throughout the United States, Canada and Puerto Rico allows us to add new professional services for new and existing clients in a seamless and cost-efficient manner.
Our overall basic corporate functions in the areas of finance, human resources, risk management, legal, purchasing and procurement, general administration, strategy and information technology are based in our Chicago corporate office and the Nashville and Orlando support offices.
Employees
As of December 31, 2019, we employed approximately 23,900 individuals, including 14,700 full-time and 9,200 part-time employees. Approximately 28% of our employees are covered by collective bargaining agreements and represented by labor unions, which include various local operational employees. Various union locals represent local operational employees in the following cities: Akron (OH), Arlington, Baltimore, Birmingham, Boston, Buffalo, Burbank, Chicago, Cincinnati, Cleveland, Dallas, Denver, Detroit, Kansas City, Las Vegas, Los Angeles, Manchester (NH), Meadowlands, Miami, New York City, Newark, Oakland, Ontario (Canada), Orlando, Oxon Hill, Philadelphia, Pittsburgh, Portland, Richmond, San Diego, San Francisco, San Jose, San Juan (Puerto Rico), Santa Monica, Seattle, Washington, D.C. and Windsor Locks.
We are frequently engaged in collective bargaining negotiations with various union locals. No single collective bargaining agreement covers a material number of our employees. We believe that our employee relations are generally good.
Insurance
We purchase comprehensive liability insurance covering certain claims that occur in the operations that we lease or manage including coverage for general/garage liability, garage keepers legal liability, and auto liability. In addition, we purchase workers' compensation insurance for all eligible employees and umbrella/excess liability coverage. Under our various liability and workers' compensation insurance policies, we are obligated to pay directly or reimburse the insurance carrier for the deductible / retention amount for each loss covered by our general/garage liability, our automobile liability, our workers' compensation, and our garage keepers legal liability policy. As a result, we are effectively self-insured for all claims up to the deductible / retention amount for each loss. We also purchase property insurance that provides coverage for loss or damage to our property and in some cases our clients' property, as well as business interruption coverage for lost operating income and certain associated expenses. Because of the size of the operations covered and our claims experience, we purchase insurance policies at prices that we believe represent a discount to the prices that would typically be charged to our clients on a stand-alone basis. The clients for whom we provide professional services pursuant to management type contracts have the option of purchasing their own liability insurance policies (provided that we are named as an additional insured party), but historically most of our clients have chosen to obtain insurance coverage by being named as additional insureds under our master liability insurance policies. Pursuant to our management type contracts, we charge those clients insurance-related costs.
We provide group health insurance with respect to eligible full-time employees (whether they work at leased facilities, managed facilities or in our support offices). We self-insure the cost of the medical claims for these participants up to a stop-loss limit. Pursuant to our management type contracts, we charge those clients insurance-related costs.
Regulation
Our business is subject to numerous federal, state and local laws and regulations, and in some cases, municipal and state authorities directly regulate or impose extensive governmental restrictions concerning automobile capacity, pricing, structural integrity and certain prohibited practices. Additionally, many cities impose a tax or surcharge on parking services, which generally range from 10% to 50% of revenues collected. We collect and remit sales/parking taxes and file tax returns for and on behalf of our clients and ourselves. We are affected by laws and regulations that may impose a direct assessment on us for failure to remit sales/parking taxes or to file tax returns for ourselves and on behalf of our clients.
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

Several state and local laws have been passed in recent years that encourage car-pooling and the use of mass transit or impose certain restrictions on automobile usage. These types of laws have adversely affected our revenues and could continue to do so in the future. For example, New York City and Boston imposed restrictions in the wake of terrorist attacks, which included street closures, traffic flow restrictions and a requirement for passenger cars entering certain bridges and tunnels to have more than one occupant during the morning rush hour. It is possible that cities could enact new or additional measures such as higher tolls, increased taxes and vehicle occupancy requirements in certain circumstances, which could adversely impact us. We are also affected by zoning and use restrictions and other laws and regulations that are common to any business that deals with real estate.
In addition, we are subject to laws generally applicable to businesses, including, but not limited to federal, state and local regulations relating to wage and hour matters, employee classification, mandatory healthcare benefits, unlawful workplace discrimination, human rights laws and whistle blowing. Several cities in which we have operations either have adopted or are considering the adoption of so-called "living wage" ordinances, which could adversely impact our profitability by requiring companies that contract with local governmental authorities and other employers to increase wages to levels substantially above the federal minimum wage. In addition, we are subject to provisions of the Occupational Safety and Health Act of 1970, as amended ("OSHA"), and related regulations. Any actual or alleged failure to comply with any regulation applicable to our business or any whistle-blowing claim, even if without merit, could result in costly litigation, regulatory action or otherwise harm our business, financial condition and results of operations.
In connection with ground transportation services and certain airline and cruise line transportation, baggage services and remote airline check-in services provided to our clients, the U.S. Department of Transportation, including the Transportation Security Administration (the "TSA"), the Federal Aviation Administration (the "FAA") and Department of Homeland Security, and various federal and state agencies, exercise broad powers over these certain transportation services, including shuttle bus operations, baggage delivery services, and remote airline check-in, licensing and authorizations, safety, training and insurance requirements. Our employees must also comply with the various safety and fitness regulations promulgated by the U.S. Department of Transportation and other federal agencies, including those related to minimum training hours and requirements, drug and alcohol testing and service hours. We may become subject to new and more restrictive federal and state regulations. Compliance with such regulations may increase our operating costs.
Regulations by the FAA may affect our business. The FAA generally prohibits parking within 300 feet of airport terminals during times of heightened alert. The 300 foot rule and new regulations may prevent us from using a number of existing spaces during heightened security alerts at airports. Reductions in the number of parking spaces may reduce our gross profit and cash flow for both our leased facilities and those facilities we operate under management type contracts.
Various other governmental regulations affect our operation of property or facility, both directly and indirectly, including the Americans with Disabilities Act (the "ADA"). Under the ADA, all public accommodations, including parking facilities, are required to meet certain federal requirements related to access and use by disabled persons. For example, the ADA requires parking facilities to include handicapped spaces, headroom for wheelchair vans, attendants' booths that accommodate wheelchairs and elevators that are operable by disabled persons. When negotiating management type contracts and lease type contracts with clients, we generally require that the property owner contractually assume responsibility for any ADA liability in connection with the property or facility. There can be no assurance, however, that the property owner has assumed such liability for any given property or that we would not be held liable despite assumption of responsibility for such liability by the property owner. Management believes that the parking facilities we operate are in substantial compliance with ADA requirements.
We are also subject to consumer credit laws and credit card industry rules and regulations relating to the processing of credit card transactions, including the Fair and Accurate Credit Transactions Act and the Payment Card Data Security Standard. These laws and industry standards impose substantial financial penalties for non-compliance.
Intellectual Property
SP Plus® and the SP+® and the SP+ logo, SP+ GAMEDAY®, Innovation In Operation®, Standard Parking® and the Standard Parking logo, CPC®, Central Parking System®, Central Parking Corporation®, USA Parking®, Focus Point Parking®, Allright Parking® and Bags®, are service marks registered with the United States Patent and Trademark Office. In addition, we have registered the names and, as applicable, the logos of all of our material subsidiaries and divisions as service marks with the United States Patent and Trademark Office or the equivalent state registry. We invented the Multi-Level Vehicle Parking Facility musical Theme Floor Reminder System. We have also registered the copyright rights in our proprietary software, such as Client View©, Hand Held Program©, License Plate Inventory Programs© and ParkStat© with the United States Copyright Office. We also own the URL parking.com and maketraveleasier.com. We deem our registered service marks to be important, but not critical, to our business and marketing efforts.
Corporate Information
Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) are available free of charge at www.spplus.com as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). We provide references to our website for convenience, but our website is not incorporated into this or any of our other filings with the SEC.

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
Competition is intense in the parking facility management, valet, ground transportation services, event management and baggage delivery businesses including other ancillary services that we offer. Providers of similar services have traditionally competed on the basis of cost and quality of service. As we have worked to establish ourselves as a leader of the industry, we compete predominately on the basis of high levels of service and strong relationships. We may not be able to, or may choose not to compete with certain competitors on the basis of price. As a result, a greater proportion of our clients may switch to other service providers or elect to self-manage the services we provide.
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
We provide nearly all of our services under contracts, many of which are obtained through competitive bidding, and many of our contracts require that our clients pay certain costs at specified rates. Our management type contracts are typically for a term of one to three years, although the contracts may be terminated by the client, without cause, on 30-days' notice or less, giving clients regular opportunities to attempt to negotiate a reduction in fees or other allocated costs. Any loss of a significant number of clients could in the aggregate materially adversely affect our operating results. We may experience higher operating costs related to changes in laws and regulations regarding employee benefits, employee minimum wage, and other entitlements promulgated by federal, state and local governments or as a result of increased local wages necessary to attract employees due to changes in the unemployment rate. If actual costs exceed the rates specified in the contacts or we are unable to renegotiate our specified rates in our contracts, our profitability may be negatively affected. Furthermore, these strong competitive pressures could impede our success in bidding for profitable business and our ability to maintain or increase prices even as costs rise, thereby reducing margins.
Changing consumer preferences and legislation may lead to a decline in parking demand, which could have a material adverse impact on our business, financial condition and results of operations.
Ride sharing services such as Uber and Lyft and car sharing services like Zipcar, along with the potential for driverless cars, may lead to a decline in parking demand in cities and urban areas. While we devote considerable effort and resources to analyzing and responding to consumer preference and changes in the markets in which we operate, consumer preferences cannot be predicted with certainty and can change rapidly. Changes in consumer behaviors by using mobile phone applications and on-line parking reservation services that help drivers reserve parking with garage, lots and individual owner spaces cannot be predicted with certainty and could change current customers' parking preferences which may have an impact on the price customers are willing to pay. Additionally, urban congestion and congestion pricing due to the aforementioned ride sharing services, or state and local laws that have been or may be passed encouraging carpooling and use of mass transit systems, may negatively impact parking demand and pricing that a customer would be willing to pay. If we are unable to anticipate and respond to trends in the consumer marketplace and the industry, including, but not limited to, market displacement by livery service companies, car sharing companies and changing technologies, it could have a material and adverse impact on our business, financial condition and results of operations. In addition, several state and local laws have been passed in recent years that encourage the use of carpooling and mass transit. In the future, local, state and federal environmental regulatory authorities may pursue or continue to pursue, measures related to climate change and greenhouse gas emissions which may have the effect of decreasing the number of cars being driven. Such laws or regulations could adversely impact the demand for our services and ultimately our business.

Our business success depends on our ability to preserve client relationships.
We primarily provide services pursuant to agreements that are cancelable by either party upon 30-days’ notice. As we generally incur initial costs on new contracts, our business associated with long-term client relationships is generally more profitable than short-term client relationships. Managing our existing client relationships, including those client relationships acquired as part of a business acquisition, is an important factor in contributing to our business success. If we lose a significant number of existing clients, or fail to win new clients, our profitability could be negatively impacted, even if we gain equivalent revenues from new clients or through client relationships acquired by acquisition.
We may have difficulty obtaining coverage for certain insurable risks or coverage for certain insurable risks at a reasonable cost.
We use a combination of insured and self-insured programs to cover workers' compensation, general/garage liability, automobile liability, property damage, healthcare and other insurable risks and we provide liability and workers' compensation insurance coverage, consistent with our obligations to our clients under our various contracts. We are responsible for claims in excess of our insurance policies' limits, and while we endeavor to purchase insurance coverage that is appropriate to our assessment of risk, we are unable to predict with certainty the frequency, nature or magnitude of claims or direct or consequential damages. If our insurance proves to be inadequate or unavailable our business may be negatively affected.
Recent consolidation within the insurance industry could impact our ability to obtain or renew policies at competitive rates. Should we be unable to obtain or renew our excess, umbrella, or other commercial insurance policies at competitive rates, it could have a material adverse impact on our business, as would the occurrence of catastrophic uninsured claims or the inability or refusal of our insurance carriers to pay otherwise insured claims.
We are subject to volatility associated with our high deductible and high retention insurance programs, including the possibility that changes in estimates of ultimate insurance losses could result in material charges against our operating results.
We are obligated to reimburse our insurance carriers for, or pay directly, each loss incurred up to the amount of a specified deductible or self-insured retention amount. We also purchase property insurance that provides coverage for loss or damage to our property and, in some cases, our clients' property, as well as business interruption coverage for lost operating income and certain associated expenses. The deductible or retention applicable to any given loss under the property insurance policies varies based upon the insured values and the peril that causes the loss. Our financial statements reflect our funding of all such obligations based upon guidance and evaluation received from third-party insurance professionals. There can be no assurance, however, that our actual obligations will not exceed the amount presently funded or accrued, in which case we would need to set aside additional funds to reserve for any such excess.
The determination of required insurance reserves is dependent upon significant actuarial judgments. We use the results of actuarial studies to estimate insurance rates and reserves for future periods and adjust reserves as appropriate for the current year and prior years. Changes in insurance reserves as a result of periodic evaluations of the liabilities can cause swings in operating results that may not be indicative of the performance of our ongoing business. Actual experience related to our insurance reserves can cause us to change our estimates for reserves, and any such changes may materially impact our results of operations, causing volatility in our operating results. Additionally, our obligations could increase if we receive a greater number of insurance claims, or if the severity of, or the administrative costs associated with, those claims generally increases.
Further, to the extent that we self-insure our losses, deterioration in our loss control and/or our continuing claim management efforts could increase the overall costs of claims within our retained limits. A material change in our insurance costs due to changes in the frequency of claims, the severity of claims, the costs of excess/umbrella premiums, regulatory changes, or consolidation within the insurance industry could have a material adverse effect on our financial position, results of operations, or cash flows.
Because of the size of the operations covered and our claims experience, we purchase insurance policies at prices that we believe represent a discount to the prices that would typically be charged to clients on a stand-alone basis. The clients for whom we provide professional services pursuant to management type contracts have the option of purchasing their own liability insurance policies (provided that we are named as an additional insured party). Historically, most of our clients have chosen to obtain insurance coverage by being named as additional insureds under our master liability insurance policies. Pursuant to our management type contracts, we charge those clients an allocated portion of our insurance-related costs. Our inability to purchase such policies at competitive rates or charge clients for such insurance-related costs, could have a material adverse effect on our financial position, results of operations or cash flows.
We do not maintain insurance coverage for all possible risks.
We maintain a comprehensive portfolio of insurance policies to help protect us against loss or damage incurred from a wide variety of insurable risks. Each year, we review with our third party insurance advisers whether the insurance policies and associated coverages that we maintain are sufficient to adequately protect us from the various types of risk to which we are exposed in the ordinary course of business. That analysis takes into account various pertinent factors such as the likelihood that we would incur a material loss from any given risk, as well as the cost of obtaining insurance coverage against any such risk. We are responsible for claims in excess of our insurance policies' limits, and while we endeavor to purchase insurance coverage that is appropriate to our assessment of risk, we are unable to predict with certainty the frequency, nature or magnitude of claims or direct or consequential damages. In addition, there can be no assurance that we will not sustain material losses resulting from an event or occurrence where our insurance coverage is believed to be sufficient, but such coverage is either inadequate or we cannot access the coverage. Either of these scenarios may result in a material adverse impact on our results of operations.
Our risk management and safety programs may not have the intended effect of allowing us to reduce our insurance costs.
We attempt to mitigate our business and operating risks through the implementation of Company-wide safety and loss control programs designed to decrease the incidence of accidents or events that might increase our exposure or liability. However, there can be no assurance that our insurance coverage may be inadequate despite the implementation of Company-wide safety and loss control efforts or may not be accessible in certain instances any of which would result in additional costs to us and may adversely impact our results of operations.
Adverse litigation judgments or settlements resulting from legal proceedings in which we may be involved could adversely affect our operations and financial condition.
In the normal course of business, we are from time to time involved in various legal proceedings. The outcome of these and any other legal proceedings cannot be predicted. It is possible that an unfavorable outcome of some or all of the matters could cause us to incur substantial liabilities that may have a material adverse effect upon our financial condition and results of operations. Any significant adverse litigation, judgments or settlements could have a negative effect on our business, financial condition and results of operations. Because our business employs a significant number of employees, we incur risks that these individuals will make claims against us for violating various employment-related federal, state and local laws. Some or all of these claims may lead to litigation, including class action litigation, and there may be negative publicity with respect to any alleged claims. Additionally, we are subject to risks in the states where we have employees, including, for example, if there are new or unanticipated judicial interpretations of existing laws and of those interpretations are applied to employers on a retroactive basis.
We operate in a highly regulated environment and our compliance with laws and regulations, including any changes thereto, or our non-compliance with such laws and regulations, may impose significant costs on us.
Under various federal, state and local environmental laws, ordinances and regulations, current or previous owners or operators of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in their properties. This applies to properties we either own or operate. These laws typically impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. We may be potentially liable for such costs as a result of our operation of parking facilities. Additionally, we hold a partial ownership interest in four parking facilities, and companies that we acquired in previous years may have owned a large number of properties that we did not acquire. We may now be liable for certain costs as a result of such previous and current ownership. In addition, from time to time we are subject to legal claims and regulatory actions involving environmental issues at certain locations or in connection with our operations. The cost of defending against claims of liability, or remediation of a contaminated property, could have a material adverse effect on our business, financial condition and results of operations.
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
In addition, we are subject to laws generally applicable to businesses, including, but not limited, to federal, state and local regulations relating to data privacy, wage and hour matters, employee classification, mandatory healthcare benefits, unlawful workplace discrimination and whistle blowing. Any actual or alleged failure to comply with any regulation applicable to our business or any whistle-blowing claim, even if without merit, could result in costly litigation, regulatory action or otherwise harm our business, financial condition and results of operations.
We collect and remit sales/parking taxes and file tax returns for and on behalf of ourselves and our clients. We are affected by laws and regulations that may impose a direct assessment on us for failure to remit sales/parking taxes and filing of tax returns for ourselves and on behalf of our clients.
We cannot predict changes in laws and regulations made by the U.S. President, the U.S. President's administration, or the current and future U.S. Congress. Any such changes may pose additional regulatory burden and costs on our business or otherwise adversely affect our results of operations.

Risks relating to our acquisition strategy may adversely impact our results of operations.
In the past, a significant portion of our growth has been generated by acquisitions, and we expect to continue to acquire businesses in the future as part of our growth strategy. A slowdown in the pace or size of our acquisitions could lead to a slower growth rate. There can be no assurance that any acquisition we make, including Bags, will provide us with any of the benefits that we anticipated or anticipate when entering into a transaction, particularly acquisitions in adjacent professional services. The process of integrating an acquired business may create unforeseen difficulties and expenses. The areas in which we may face risks in connection with any potential acquisition of a business include, but are not limited to:

•	failure of the acquired business to perform in-line with management expectations or acquisition models;

•	revenue synergies and our ability to cross-sell service offerings to existing clients may be different than management's expectations;

•	costs of integrating the business or synergies anticipated could be different than management's expectations;

•	management time and focus may be diverted from operating our business to acquisition integration;

•	the time frame for integration could be delayed and the related costs may exceed management's expectations;

•	clients or key employees of an acquired business may not remain, which could negatively impact our ability to grow that acquired business;

•	integration of the acquired business’s accounting, information technology, human resources, and other administrative systems may fail to permit effective management and expense reduction;

•	an acquired entity may not have in place all the necessary controls as required by the SEC and the Public Accounting Oversight Board, and implementing such controls, procedures, and policies may fail;

•
integrating financial reporting policies in compliance with the SEC's requirements and the requirements of other regulatory bodies may result in increased costs, time and resources spent on or by our financial personnel;

•
integrating an acquired entity into our internal control over financial reporting may require and continue to require significant time and resources from our management and other personnel and may increase our compliance costs;

•	additional indebtedness incurred as a result of an acquisition may adversely impact our financial position, results of operations, and cash flows;

•	we may be subject to additional compliance and other regulatory requirements as a result of the acquired business as a result of any new products or services we offer; and

•	unanticipated or unknown liabilities may arise relating to the acquired business.
Our management type contracts and lease type contracts expose us to certain risks.
The loss or renewal on less favorable terms of a substantial number of management type contracts or lease type contracts could have a material adverse effect on our business, financial condition and results of operations. A material reduction in the operating income associated with the integrated services we provide under management type contracts and lease type contracts could have a material adverse effect on our business, financial condition and results of operations. Our management type contracts are typically for a term of one to three years, although the contracts may be terminated, without cause, on 30-days' notice or less, giving clients regular opportunities to attempt to negotiate a reduction in fees or other allocated costs. Any loss of a significant number of clients could in the aggregate materially adversely affect our operating results.
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

In addition, our business operations tend to be concentrated in large urban areas. Many of our customers are workers who commute by car to their places of employment in these urban centers or who use services in the travel and leisure industry. Our business could be materially adversely affected to the extent that weak economic conditions or demographic factors could result in the elimination of jobs and high unemployment in the large urban areas where our business operations are concentrated. In addition, increased unemployment levels, the movement of white-collar jobs from urban centers to suburbs or out of North America entirely, increased office vacancies in urban areas, movement toward home office alternatives or lower consumer spending could reduce consumer demand for our services.
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
Furthermore, while we continue to devote significant resources to monitoring and updating our systems and implementing information security measures to protect our systems, there can be no assurance that any controls or procedures that we have in place will be sufficient to protect us from security breaches. Improper activities by third parties, exploitation of encryption technology, new data-hacking tools and discoveries and other events or developments may result in a future compromise or breach of our networks, payment card terminals or other payment systems. In particular, the techniques used by criminals to obtain unauthorized access to sensitive data change frequently and often are not recognized until they have been deployed against a target. Accordingly, we may be unable to anticipate these techniques or implement adequate preventative measures.
Additionally, our systems could be subject to damage or interruption from system conversions, power outages, computer or telecommunications failures, computer viruses and malicious attack, security breaches and catastrophic events. If our systems are damaged or fail to function properly, we may incur substantial repair and/or replacement costs, experience data loss or theft and impediments to our ability to manage customer transactions, which could adversely affect our operations and our results of operations. The occurrence of acts of cyber terrorism, such as website defacement, denial of automated payment services, sabotage of our proprietary on-demand technology or the use of electronic social media to disseminate unfounded or otherwise harmful allegations to our reputation, could have a material adverse effect on our business. Any disruptions to our information technology systems, breaches or compromise of data and/or misappropriation of information could result in lost sales, negative publicity, litigation, violation of privacy laws or business interruptions or damage to our reputation that, in turn, could negatively impact our financial condition and results of operations. While we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses potentially incurred and would not remedy any damage to our reputation.
We do not have control over security measures taken by third-party vendors hired by our clients to prevent unauthorized access to electronic and other confidential information. There can be no assurance that other third-party payment processing vendors will not suffer a similar attack in the future, that unauthorized parties will not gain access to personal financial information of individuals associated with our company, our clients or our client's customers, or that any such incident will be discovered and remedied in a timely manner.
The phase-out of the London Interbank Offered Rate (“LIBOR”) could affect interest rates under our existing credit facility agreement, hedging activity, as well as our ability to seek future debt financing.
LIBOR is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rates on loans globally. We generally use LIBOR as a reference rate to calculate interest rates under our Senior Credit Facility and to establish the floor and ceiling ranges for the interest rate collar contracts that we entered into to manage interest rate risk associated with the Senior Credit Facility.
In 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. Regulators in various jurisdictions have been working to replace LIBOR and other interbank offered rates with reference interest rates that are more firmly based on actual transactions. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate (“SOFR”) that is calculated using short-term repurchase agreements backed by Treasury securities, as its preferred alternative to LIBOR. The Financial Accounting Standards Board ("FASB") added the Overnight Index Swap Rate based on the SOFR to the list of U.S. benchmark interest rates eligible to be hedged under US GAAP and has issued a proposal for consideration that would help facilitate the market transition from existing reference interest rates to alternatives.
It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next few years. If a published LIBOR is unavailable after 2021, the interest rates under our Senior Credit Facility will be determined using various alternative methods, any of which may not be as favorable to us as those in effect prior to any LIBOR phase-out. In addition, the transition process to an alternative method may involve, among other things, increased volatility or illiquidity in markets for instruments that currently rely on LIBOR and may also result in reductions in the value of certain instruments or the effectiveness of related transactions such as our interest rate collars and any other hedges, increased borrowing costs, uncertainty under applicable documentation, or difficult and costly consent processes. Any such effects of the transition away from LIBOR, as well as other unforeseen effects, may result in expenses, difficulties, complications or delays in connection with future financing efforts, which could have a material adverse impact on our business, financial condition and results of operations.
We have incurred indebtedness, and we may incur indebtedness in the future, that could adversely affect our financial condition.
Our Senior Credit Facility provides for a senior secured $325.0 million revolving credit facility and a $225.0 million term loan that is scheduled to mature in November 2023. The facility is secured by a lien on all of our assets. Failure to comply with covenants or to meet payment obligations under our Senior Credit Facility could result in an event of default which, if not cured or waived, could result in the acceleration of outstanding debt obligations.
We may incur additional indebtedness in the future, which could cause the related risks to intensify. We may need to refinance all or a portion of our indebtedness on or before their respective maturities. We cannot provide assurance that we will be able to refinance any of our indebtedness, including indebtedness under our Senior Credit Facility, on commercially reasonable terms or at all. If we are unable to refinance our debt, we may default under the terms of our indebtedness, which could lead to an acceleration of debt repayment. We do not expect that we could repay all of our outstanding indebtedness if the repayment of such indebtedness was accelerated. If adequate capital is not available to us and our internal sources of liquidity prove to be insufficient, or if future financings require more restrictive covenants, such combination of events could adversely affect our ability to (i) acquire new businesses or enter new markets, (ii) service or refinance our existing debt, (iii) make necessary capital investments and (iv) make other expenditures necessary for the ongoing conduct of our business.
Our ability to expand our business will be dependent upon the availability of adequate capital.
The rate of our expansion will depend in part on the availability of adequate capital, which in turn will depend, in large part, on cash flow generated by our business and the availability of equity and debt capital. In addition, our credit facility (the "Senior Credit Facility") contains provisions that restrict our ability to incur additional indebtedness and/or make substantial investments or acquisitions. As a result, we cannot assure you that we will have the ability to obtain adequate capital to expand our business.
The financial difficulties or bankruptcy of one or more of our major clients could adversely affect our results.
Future revenue and our ability to collect accounts receivable depend, in part, on the financial strength of our clients. We estimate an allowance for doubtful accounts, and this allowance adversely impacts profitability. In the event that our clients experience financial difficulty, become unable to obtain financing or seek bankruptcy protection, our profitability would be further impacted by our failure to collect accounts receivable in excess of the estimated allowance. Additionally, our future revenue would be reduced by the loss of these clients or by the cancellation of lease type contracts or management type contracts by clients in bankruptcy.
Labor disputes could lead to loss of revenues or expense variations.
When one or more of our major collective bargaining agreements becomes subject to renegotiation or we face union organizing drives, we may disagree with the union on important issues that, in turn, could lead to a strike, work slowdown or other job actions. There can be no assurance that we will be able to renew existing labor union contracts on acceptable terms. In such cases, there are no assurances that we would be able to staff sufficient employees for our short-term needs. A strike, work slowdown or other job action could in some cases disrupt us from providing services, resulting in reduced revenues. If declines in client service occur or if our clients are targeted for sympathy strikes by other unionized workers, contract cancellations could result. The result of negotiating a first time agreement or renegotiating an existing collective bargaining agreement could result in a substantial increase in labor and benefits expenses that we may be unable to pass through to clients. In addition, potential legislation could make it significantly easier for union organizing drives to be successful and could give third-party arbitrators the ability to impose terms of collective bargaining agreements upon us and a labor union if we are unable to agree with such union on the terms of a collective bargaining agreement. At December 31, 2019, approximately 28% of our employees were represented by labor unions and approximately 38% of our collective bargaining contracts are up for renewal in 2020, representing approximately 26% of our employees. In addition, at any given time, we may face a number of union organizing drives. When one or more of our major collective bargaining agreements becomes subject to renegotiation or when we face union organizing drives, we and the union may disagree on important issues that could lead employees to strike, work slowdown, or other job actions. In a market where we are unionized but our competitors are not unionized, we may lose clients as a result. A strike, work slowdown, or other job actions could disrupt our ability to provide services to our clients, resulting in reduced revenues or contract cancellations. Moreover, negotiating first-time collective bargaining agreements or renewing existing agreements, could result in substantial increases in labor and benefit costs that we may not be able to pass through to clients.
In addition, we make contributions to multi-employer benefit plans on behalf of certain employees covered by collective bargaining agreements, and we could be responsible for paying unfunded liabilities incurred by such benefit plans, which amount could be material.

Our business success depends on retaining senior management and attracting and retaining qualified personnel.
Our future performance depends on the continuing services and contributions of our senior management to execute on our acquisition and growth strategies and to identify and pursue new opportunities. Our future success also depends, in large part, on our continued ability to attract and retain qualified personnel. Any unplanned turnover in senior management or inability to attract and retain qualified personnel could have a negative effect on our results of operations.
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
Weather conditions, including natural disasters, pandemic outbreaks or acts of terrorism could disrupt our business and services.
Weather conditions, including fluctuations in temperatures, hurricanes, snow or severe weather storms, earthquakes, drought, heavy flooding, mud slides, large scale forest fires, natural disasters, pandemic outbreaks such as the coronavirus, or acts of terrorism may cause economic dislocations throughout the country, lead to reduced levels of travel and result in an increase in certain costs of providing parking and remote bag check-in and handling services, any of which could negatively affect gross profit. In addition, terrorist attacks have resulted in, and may continue to result in, increased government regulation of airlines and airport facilities, including the imposition of minimum distances between parking facilities and terminals, resulting in the elimination of parking facilities we manage. We derive a significant percentage of our gross profit from parking facilities and parking related services in and around airports. The FAA generally prohibits parking within 300 feet of airport terminals during periods of heightened security. While the prohibition is not currently in effect, there can be no assurance that this governmental prohibition will not be reinstated again in the future. The existing regulations governing parking within 300 feet of airport terminals or future regulations may prevent us from using certain parking spaces. Reductions in the number of parking spaces and air travelers may reduce our revenue and cash flow from both our leased facilities and those facilities and contracts we operate under management type contracts.
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
Weather conditions, including fluctuations in temperatures, snow or severe weather storms, heavy flooding, hurricanes or natural disasters, can negatively impact portions of our business. We periodically have experienced fluctuations in our quarterly results arising from a number of factors, including the following:

•	reduced levels of travel during and as a result of severe weather conditions, which is reflected in lower revenue from our services; and

•	increased cost of services, such as snow removal and longer delivery times for our baggage delivery services.
These factors have typically had negative impacts to our gross profit and could cause gross profit reductions in the future. As a result of these seasonal affects, our revenue and earnings in the second, third and fourth quarters generally tend to be higher than revenue and earnings in the first quarter. Accordingly, you should not consider our first quarter results as indicative of results to be expected for any other quarter or for any full fiscal year. Fluctuations in our results could make it difficult to evaluate our business or cause instability in the market price of our common stock.
Goodwill impairment charges could have a material adverse effect on our financial condition and results of operations.
Goodwill represents the excess purchase price of acquired businesses over the fair values of the assets acquired and liabilities assumed. October 1st is the annual impairment assessment date for goodwill. However, we could be required to evaluate the recoverability of goodwill prior to the annual assessment if we experience a significant under-performance relative to expected historical or projected future operating results, significant changes in the use of acquired assets or our business strategy, and significant negative industry or economic trends. If the fair value of one of our reporting units is less than its carrying value, we would record impairment for the excess of the carrying amount over the estimated fair value. The valuation of our reporting units requires significant judgment in evaluation of recent indicators of market activity and estimated future cash flows, discount rates, and other factors. Any impairment could have a material adverse effect on our reported financial results for the period in which the charge is taken.
Impairment of long-lived assets may adversely affect our operating results.
We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. These events and circumstances include, but are not limited to, a current expectation that a long-lived asset will be disposed of significantly before the end of its previously estimated useful life, a significant adverse change in the extent or manner in which we use a long-lived asset or a change in its physical condition. When this occurs, a recoverability test is performed that compares the projected undiscounted cash flows from the use and eventual disposition of an asset or asset group to its carrying amount. If we conclude that the projected undiscounted cash flows are less than the carrying amount, impairment would be recorded for the excess of the carrying amount over the estimated fair value. The amount of any impairment could have a material adverse effect on our reported financial results for the period in which the charge is taken.

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
We provide health care and other benefits to employees. In certain circumstances, we charge our clients insurance-related costs. Costs for health care have increased more rapidly than the general inflation in the U.S. economy. If this trend in health care continues and we are unable to raise the rates we charge our clients to cover expenses incurred due to the Patient Protection and Affordable Care Act or other healthcare initiatives, our operating profit could be negatively impacted.
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

•
inability of the joint venture partner to (1) perform its obligations as a result of financial or other difficulties or (2) provide additional capital, equity or credit support under the joint venture agreements; and

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
Item 1B.    Unresolved Staff Comments
Not applicable.
Item 2.    Properties
Our principal support office is located at 200 East Randolph Street, Suite 7700, Chicago, Illinois 60601.
Principal Properties as of December 31, 2019

Location	Character of Office	Approximate Square Feet	Lease Expiration Date	Segment
Chicago, Illinois	Chicago Support Office	41,000	September 2025	Other
Nashville, Tennessee	Nashville Support Office	25,000	June 2024	Other
Orlando, Florida	Orlando Support Office	20,100	November 2024	Other
In addition to the above properties, we have other offices, warehouses and parking facilities in various locations in the United States, Canada and Puerto Rico. We believe that these properties are well maintained, in good operating condition, and suitable for the purposes for which they are used.
Item 3.    Legal Proceedings
General
We are subject to claims and litigation in the normal course of our business, including those related to labor and employment, contracts, personal injury and other related matters, some of which allege substantial monetary damages and claims. Some of these actions may be brought as class actions on behalf of a class or purported class of employees. While the outcomes of claims and legal proceedings brought against us are subject to significant uncertainty, our management believes the final outcome will not have a material adverse effect on our financial position, results of operations or cash flows.
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
Holders
As of February 12, 2020, we estimate that there were approximately 7,000 registered holders of our common stock.
Securities Authorized for Issuance Under Equity Compensation Plans
On December 31, 2019 we had an amended and restated long-term incentive plan (the "Plan") that was adopted in conjunction with our initial public offering in 2004. On March 7, 2018, the Board approved an amendment and restatement of the Plan that increased the number of shares of common stock available under the Plan from 2,975,000 to 3,775,000. Company stockholders approved the Plan amendment and restatement on May 8, 2018. Under the Plan, we have granted stock options, stock grants and issued restricted stock units (RSUs) and performance stock units (PSUs) awards to certain employees. Forfeited and expired options under the Plan generally become available for reissuance. Additional information regarding the Plan appears in Note 1. Significant Accounting Policies and Practices and Note 7. Stock-Based Compensation to our Consolidated Financial Statements.

The status of the Plan on December 31, 2019 is as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (Column A)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (Column B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by securities holders (a)	365,085	$—	746,816
Equity compensation plans not approved by securities holders	—	—	—
Total	365,085	$—	746,816

(a) Securities to be issued upon exercise comprise of 153,442 RSUs and 211,623 PSUs. The weighted average exercise price does not take these awards into account. There were no stock options or grants outstanding as of December 31, 2019.

Stock Repurchases

The following table provides information about purchases we made during the quarter ended December 31, 2019 of equity securities that are registered by us pursuant Section 12 of the Exchange Act:

(millions, except for share and per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan (a)
10/01/2019 through 10/31/2019	172,175	$38.20	172,175	$33.7
11/01/2019 through 11/30/2019	60,955	44.17	60,955	31.0
12/01/2019 through 12/31/2019	143,995	43.49	143,995	24.7
Total	377,125	$41.19	377,125	$24.7

(a) In May 2016, our Board of Directors authorized us to repurchase in the open market shares of our outstanding common stock in an amount not to exceed $30.0 million. Under this program, the entire authorized amount was applied to repurchase 988,767 shares of common stock at an average price of $30.30 resulting in completion of the program in August 2019. No repurchases were made during the year ended December 31, 2018. In July 2019, our Board of Director's authorized a new program to repurchase, on the open market, shares of our outstanding common stock in an amount not to exceed $50.0 million in aggregate. Under this program we repurchased 652,000 shares of common stock through December 31, 2019, at an average price of $38.88, resulting in $25.3 million in program-to-date repurchases.

As of December 31, 2019, $24.7 million remained available for repurchase under the July 2019 stock repurchase program. Under the program, repurchases of our common stock may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with Rules 10b-18, to the extent relied upon, and 10b5-1 under the Exchange Act at time and prices considered to be appropriate at our discretion. The stock repurchase program does not obligate us to repurchase any particular amount of common stock and has no fixed termination date, and may be suspended at any time at our discretion
Stock Performance Graph

	Years Ended December 31,
Company / Index	2014	2015	2016	2017	2018	2019
SP Plus Corporation	$100.00	$94.73	$111.57	$147.05	$117.08	$168.17
S&P 500 Index	$100.00	$101.38	$113.51	$138.29	$132.23	$173.86
S&P SmallCap 600 Commercial & Professional Services	$100.00	$101.29	$125.55	$140.44	$136.77	$175.63
The performance graph above shows the cumulative total stockholder return of our common stock for the period starting on December 31, 2014 to December 31, 2019. This performance is compared with the cumulative total returns over the same period of the Standard & Poor's 500 Index and the Standard & Poor's SmallCap 600 Commercial and Professional Services Index, which includes our direct competitor, ABM Industries Incorporated. The graph assumes that on December 31, 2014, $100 was invested in each of the other two indices, and assumes reinvestment of dividends. The stock performance shown in the graph represents past performance and should not be considered an indication of future performance.

Item 6.    Selected Financial Data
The following selected consolidated data should be read in conjunction with the Consolidated Financial Statements and the notes thereto, which are included in Item 15. "Exhibits and Financial Statement Schedules" and the information contained in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K. The results of operations for the historical periods are not necessarily indicative of the results to be expected for future periods. See Item 1A. "Risk Factors" of this Annual Report on Form 10-K for a discussion of risk factors that could impact our future results.

	Year Ended December 31,
(millions)	2019	2018 (1)	2017	2016	2015
Statement of Income
Services revenue
Lease type contracts (2)	$408.9	$413.9	$563.1	$545.0	$570.9
Management type contracts	526.0	361.5	348.2	346.8	350.3
	934.9	775.4	911.3	891.8	921.2
Reimbursed management type contract revenue	728.8	693.0	679.2	676.6	650.6
Total services revenue	1,663.7	1,468.4	1,590.5	1,568.4	1,571.8
Cost of services
Lease type contracts (2)	366.9	377.6	518.4	505.6	532.8
Management type contracts	339.9	213.8	207.6	209.8	218.3
	706.8	591.4	726.0	715.4	751.1
Reimbursed management type contract expense	728.8	693.0	679.2	676.6	650.6
Total cost of services	1,435.6	1,284.4	1,405.2	1,392.0	1,401.7
Gross profit
Lease type contracts	42.0	36.3	44.7	39.4	38.1
Management type contracts	186.1	147.7	140.6	137.0	132.0
Total gross profit	228.1	184.0	185.3	176.4	170.1
General and administrative expenses	109.0	91.0	82.9	90.0	97.3
Depreciation and amortization	29.4	17.9	21.0	33.7	34.0
Operating income	89.7	75.1	81.4	52.7	38.8
Other expense (income)
Interest expense	18.9	9.6	9.2	10.5	12.7
Interest income	(0.3)	(0.4)	(0.6)	(0.5)	(0.2)
Gain on sale of a business	—	—	(0.1)	—	(0.5)
Equity in (earnings) losses from investment in unconsolidated entity	—	(10.1)	0.7	0.9	1.7
Total other expense (income)	18.6	(0.9)	9.2	10.9	13.7
Earnings before income taxes	71.1	76.0	72.2	41.8	25.1
Income tax expense	19.4	19.6	27.7	15.8	4.8
Net income	51.7	56.4	44.5	26.0	20.3
Less: Net income attributable to noncontrolling interest	2.9	3.2	3.3	2.9	2.9
Net income attributable to SP Plus Corporation	$48.8	$53.2	$41.2	$23.1	$17.4
Per Share Data
Basic	$2.21	$2.38	$1.86	$1.04	$0.78
Diluted	$2.20	$2.35	$1.83	$1.03	$0.77
Balance sheet data (at end of year)
Cash and cash equivalents	$24.1	$39.9	$22.8	$22.2	$18.7
Total assets (3)	1,479.6	1,072.3	762.9	778.6	784.1
Total debt (4)	369.0	386.7	153.8	195.1	225.1
Total stockholders' equity	$373.9	$368.6	$313.1	$268.4	$250.1
(1) On November 30, 2018, we completed the Acquisition. Our consolidated operations for the year ended December 31, 2018 includes Bags operating results for the period of November 30, 2018 through December 31, 2018. Our consolidated results for the years ended December 31, 2017, 2016, 2015 and 2014 do not include the operating results of Bags. See Note 3. Acquisition, which is included in Part IV, Item 15. "Exhibits and Financial Statement Schedules" for further discussion of the Acquisition.
(2) Reduction of Services revenue - lease type contracts due to the adoption of Accounting Standards Update ("ASU") No. 2017-10, Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services ("Topic 853"), which required rental expense for the periods after January 1, 2018 be presented as a reduction of Services revenue - lease type contracts for that business (and corresponding contracts) that meet the criteria and definition of a service concession arrangement. See Note 5. Revenue of the Consolidated Financial Statements, which is included in Part IV, Item 15. "Exhibits and Financial Statement Schedules," for further discussion regarding the adoption of Topic 853.
(3) Includes right-of-use assets resulting from the adoption of ASU No. 2016-02 Leases (Topic 842), ("Topic 842"), on January 1, 2019. See Note 2. Leases of the Consolidated Financial Statements, which is included in Part IV, Item 15. "Exhibits and Financial Statement Schedules" for further discussion regarding the adoption of Topic 842.
(4) Includes finance lease obligations.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
This Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other parts of this Form 10-K contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as "future," "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "will," "would," "could," "can," "may," and similar terms. Forward-looking statements are not guarantees of future performance, and the Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A. "Risk Factors" of this Form 10-K, which are incorporated herein by reference. The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Part IV, Item 15. "Exhibits and Financial Statement Schedules" of this Form 10-K. Each of the terms the "Company" and "SP Plus" as used herein refers collectively to SP Plus Corporation and its wholly-owned subsidiaries, unless otherwise stated. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.
Explanatory Note
On November 30, 2018, we completed the Acquisition. Our consolidated results of operations for the year ended December 31, 2018 includes the results of operations for the period of November 30, 2018 through December 31, 2018. Our consolidated results of operations for the year ended December 31, 2017 does not include amounts related to Bags. See Note 3. Acquisition, which is included in Part IV, Item 15. "Exhibits and Financial Statement Schedules" for further discussion of the Acquisition.
General Overview
In evaluating our financial condition and operating performance, management’s primary focus is on our gross profit and total general and administrative expenses. Revenue from lease type contracts includes all gross customer collections derived from our lease type contracts (net of local parking taxes), whereas revenue from management type contracts only includes our contractually agreed upon management fees and amounts attributable to ancillary services. Gross customer collections at facilities under management type contracts, therefore, are not included in our revenue. Additionally, revenue from lease type contracts also includes a reduction of Services revenue - lease type contracts due to the adoption of ASU No. 2017-10, Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services, which requires rental expense for the periods after January 1, 2018 be presented as a reduction of Services revenue - lease type contracts for that business (and corresponding contracts) that meet the criteria and definition of a service concession arrangement. Accordingly, while a change in the proportion of our operating agreements that are structured as lease type contracts versus management type contracts may cause significant fluctuations in reported revenue and expense of services that change will not artificially affect our gross profit. For example, as of December 31, 2019, 81% of our business was operating under management type contracts and 82% of our gross profit for the year ended December 31, 2019 was derived from management type contracts. Only 56% of total revenue (excluding reimbursed management type contract revenue) for the year ended December 31, 2019, however, was from management type contracts because, under those contracts, the revenue collected from customers belongs to our clients. Therefore, gross profit and total general and administrative expense, rather than revenue, are management's primary focus.
We believe that sophisticated clients (which also include property owners) recognize the potential for parking services, parking management, ground transportation services, baggage handling services and other ancillary services to be a profit generator and/or a service differentiator to their customers. By outsourcing these services, they are able to capture additional profit and customer experience by leveraging the unique operational skills and controls that an experienced services company can offer. Our ability to consistently deliver a uniformly high level of services to our clients, including the use of various technological enhancements, allows us to maximize the profit and/or customer experience to our clients and improves our ability to win contracts and retain existing clients. Our focus on customer service and satisfaction is a key driver of our high retention rate, which was approximately 93% and 88% for the years ended December 31, 2019 and 2018, respectively. This retention rate captures facilities for the Commercial segment.
Commercial Segment Facilities
The following table reflects our Commercial facilities (by contractual type) operated at the end of the years indicated:

	December 31,
	2019	2018	2017
Leased facilities (1)	609	628	644
Managed facilities	2,560	2,514	2,722
Total Commercial segment facilities	3,169	3,142	3,366

(1)	Includes partial ownership in one leased facility for 2019, 2018 and 2017.

Revenue

We recognize services revenue from lease and management type contracts as the related services are provided. Substantially all of our revenue comes from the following two sources:

Lease type contracts. Consists of all revenue received at lease type locations, including gross receipts (net of local taxes), consulting and real estate development fees, gains on sales of contracts and payments for exercising termination rights. Revenue from lease type contracts includes a reduction of Services revenue - lease type contracts due to the adoption of Topic 853, which requires rental expense for the periods after January 1, 2018 be presented as a reduction of Services revenue - lease type contracts for that business (and corresponding contracts) that meet the criteria and definition of a service concession arrangement.

Management type contracts. Consists of management fees, including fixed, variable and/or performance-based fees, and amounts attributable to ancillary services such as accounting, equipment leasing, baggage services, payments received for exercising termination rights, consulting, developmental fees, gains on sales of contracts, insurance and other value-added services with respect to managed type contracts. We believe we generally purchase required insurance at lower rates than our clients can obtain on their own because we effectively self-insure for all liability and worker’s compensation and health care claims by maintaining a large per-claim deductible. As a result, we have generated operating income on the insurance provided under our management type contracts by focusing on our risk management efforts and controlling losses. Management type contract revenues do not include gross customer collections at managed type contracts as these revenues belong to the client rather than to us. Management type contracts generally provide us with a management fee regardless of the operating performance of the underlying management type contract.

Reimbursed Management Type Contract Revenue. Consists of the direct reimbursement from the client for operating expenses incurred under a management type contract, which are reflected in our revenue.

Cost of Services

Our cost of services consists of the following:

Lease type contracts. Consists of contractual rents or fees paid to the client and all operating expenses incurred in connection with operating the leased facility. Contractual rents or fees paid to the client are generally based on either a fixed contractual amount or a percentage of gross revenue or a combination thereof. Generally, under a lease type arrangement we are not responsible for major capital expenditures or real estate taxes. Cost of services from lease type contracts includes a reduction of Cost of services revenue - lease type contracts due to the adoption of Topic 853, which requires rental expense for the periods after January 1, 2018 be presented as a reduction of Services revenue - lease type contracts (and corresponding contracts) that meet the criteria and definition of a service concession arrangement.

Management type contracts. The cost of services under a management type contract is generally the responsibility of the client. As a result, these costs are not included in our results of operations. However, our reverse management type contracts, which typically provide for larger management fees, do require us to pay for certain costs and those costs are included in our results of operations.

Reimbursed Management Type Contract Expense. Consists of direct reimbursed costs incurred on behalf of a client under a management type contract, which are reflected in our cost of services.

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

Depreciation and Amortization

Depreciation is determined using a straight-line method over the estimated useful lives of the various asset classes, or in the case of leasehold improvements, over the initial term of the operating lease or its useful life, whichever is shorter. Intangible assets determined to have finite lives are amortized over their remaining estimated useful lives.

Segments
In December 2019, we changed our internal reporting segment information and certain locations previously reported under Commercial are now included in Other. All prior periods presented have been reclassified to conform to our internal reporting structure.

•
Commercial encompasses our services in healthcare facilities, municipalities, including meter revenue collection and enforcement services, government facilities, hotels, commercial real estate, residential communities, retail, colleges and universities, as well as ancillary services such as ground transportation services, valet services, taxi and livery dispatch services and event planning, including shuttle and transportation services.

•
Aviation encompasses our services in aviation (e.g., airports, airline and certain hospitality clients with baggage and parking services) as well as ancillary services, which includes ground transportation services, valet services, baggage handling, baggage repair and replacement, remote air check-in services and other services.

•
"Other" consists of ancillary revenue that is not specifically identifiable to Commercial or Aviation and certain unallocated items, such as and including prior year insurance reserve adjustments/costs and other corporate items.

Analysis of Results of Operations
2019 Compared to 2018
The following tables are a summary of service revenues (excluding reimbursed management type contract revenue), cost of services (excluding reimbursed management type contract expense) and gross profit by segment for the comparable years ended December 31, 2019 and 2018.
Existing business represents business that has been operating for at least one year and operating for the entire period in the comparative period being presented. Expired business relates to contracts that have expired but where we were operating the business in the comparative period presented. The Other segment amounts in existing business represent amounts not specifically allocated and/or identifiable to Commercial or Aviation.
Services revenue by segment is summarized as follows:

	Year Ended December 31,
	Commercial		Aviation		Other		Total		Variance
(millions)	2019	2018	2019	2018	2019	2018	2019	2018	Amount	%
Lease type contracts
New/Acquired business	$38.0	$29.1	$3.1	$—	$—	$—	$41.1	$29.1	$12.0	41.2%
Expired business	10.7	37.2	4.9	5.3	—	—	15.6	42.5	(26.9)	(63.3)%
Existing business	306.4	297.9	22.7	21.7	0.9	0.7	330.0	320.3	9.7	3.0%
Conversions	22.2	22.0	—	—	—	—	22.2	22.0	0.2	0.9%
Total lease type contracts	$377.3	$386.2	$30.7	$27.0	$0.9	$0.7	$408.9	$413.9	$(5.0)	(1.2)%
Management type contracts
New/Acquired business	$39.0	$14.9	$184.1	$22.3	$—	$—	$223.1	$37.2	$185.9	499.7%
Expired business	9.7	29.8	3.5	1.1	—	—	13.2	30.9	(17.7)	(57.3)%
Existing business	203.1	203.8	75.8	77.7	9.6	10.9	288.5	292.4	(3.9)	(1.3)%
Conversions	1.1	0.9	0.1	0.1	—	—	1.2	1.0	0.2	20.0%
Total management type contracts	$252.9	$249.4	$263.5	$101.2	$9.6	$10.9	$526.0	$361.5	$164.5	45.5%
Lease type contracts
Lease type contract revenue decreased $5.0 million, or 1.2%, to $408.9 million for the year ended December 31, 2019, compared to $413.9 million for the prior year. The decrease in lease type contract revenue resulted primarily from a decrease of $26.9 million from expired business, partially offset by an increase of $9.7 million from existing business, $12.0 million from new/acquired business, and $0.2 million from business that converted from management type contracts during the periods presented. Existing business revenue increased $9.7 million, or 3.0%, primarily due to an increase in fees for transient revenue.
From a reporting segment perspective, lease type contract revenue decreased primarily due to expired business in Commercial and Aviation, partially offset by increases from existing business in Commercial, Aviation, and Other, new/acquired business in Commercial and Aviation, and conversions in Commercial.
Management type contracts
Management type contract revenue increased $164.5 million, or 45.5%, to $526.0 million for the year ended December 31, 2019, compared to $361.5 million for the prior year. The increase in management type contract revenue resulted primarily from increases of $185.9 million from new/acquired business primarily due to the Acquisition and $0.2 million from business that converted from lease type contracts during the periods presented, partially offset by a decrease of $17.7 million from expired business and $3.9 million from existing business. Existing business revenue decreased $3.9 million, or 1.3%, primarily due to change in contract terms for certain management type contracts, whereby the contract terms converted from a "reverse" management type contract to a management type contract, which typically has lower management fees from the facility owner but do not require us to pay certain operating costs associated with the facilities operation, partially offset by increased management fees.
From a reporting segment perspective, management type contract revenue increased primarily due to increases from new/acquired business for Aviation and Commercial, expired business in Aviation, and conversions in Commercial, partially offset by decreases from expired business in Commercial and existing business for Aviation, Other, and Commercial.
Reimbursed management type contract revenue
Reimbursed management type contract revenue increased $35.8 million, or 5.2%, to $728.8 million for the year ended December 31, 2019, compared to $693.0 million in the prior year. The increase resulted primarily from an increase in reimbursements for costs incurred on behalf of a client.
Cost of services by segment is summarized as follows:

	Year Ended December 31,
	Commercial		Aviation		Other		Total		Variance
(millions)	2019	2018	2019	2018	2019	2018	2019	2018	Amount	%
Lease type contracts
New/Acquired business	$34.9	$26.6	$2.3	$—	$—	$—	$37.2	$26.6	$10.6	39.8%
Expired business	9.6	37.5	3.0	3.2	—	—	12.6	40.7	(28.1)	(69.0)%
Existing business	282.8	275.6	17.1	16.5	(3.4)	(2.5)	296.5	289.6	6.9	2.4%
Conversions	20.6	20.7	—	—	—	—	20.6	20.7	(0.1)	(0.5)%
Total lease type contracts	$347.9	$360.4	$22.4	$19.7	$(3.4)	$(2.5)	$366.9	$377.6	$(10.7)	(2.8)%
Management type contracts
New/Acquired business	$23.4	$8.9	$144.6	$17.7	$—	$—	$168.0	$26.6	$141.4	531.6%
Expired business	6.6	19.8	1.2	0.5	—	—	7.8	20.3	(12.5)	(61.6)%
Existing business	121.4	122.2	48.5	51.1	(6.2)	(6.6)	163.7	166.7	(3.0)	(1.8)%
Conversions	0.4	0.2	—	—	—	—	0.4	0.2	0.2	100.0%
Total management type contracts	$151.8	$151.1	$194.3	$69.3	$(6.2)	$(6.6)	$339.9	$213.8	$126.1	59.0%
Lease type contracts
Cost of services for lease type contracts decreased $10.7 million, or 2.8%, to $366.9 million for the year ended December 31, 2019, compared to $377.6 million for the prior year. The decrease in cost of services for lease type contracts resulted primarily from decreases of $28.1 million from expired business and $0.1 million from business that converted from management type contracts during the periods presented, partially offset by an increase of $10.6 million from new/acquired business and $6.9 million from existing business. The increase in existing business was primarily due to an increase in rent expense as a result of higher revenues for existing business and an increase in compensation and benefits costs, primarily offset by a decrease in overall net operating costs.
From a reporting segment perspective, cost of services for lease type contracts decreased primarily from expired business in Commercial and Aviation, existing business in Other, and conversions in Commercial, partially offset by new/acquired business in Commercial and Aviation, and existing business in Commercial and Aviation.
Management type contracts
Cost of services for management type contracts increased $126.1 million, or 59.0%, to $339.9 million for the year ended December 31, 2019, compared to $213.8 million for the prior year. The increase in cost of services for management type contracts resulted primarily from an increase of $141.4 million from new/acquired business, primarily due to the Acquisition, and $0.2 million from business that converted from lease type contracts during the periods presented, partially offset by decreases of $12.5 million from expired business and $3.0 million from existing business. Existing business costs decreased $3.0 million, or 1.8%, primarily due to a decrease in overall net operating costs and change in contract terms for certain management type contracts, whereby the contract terms converted from a "reverse" management type contract to a management type contract, which typically has lower management fees from the facility owner but do not require us to pay certain operating costs associated with the facilities operation, partially offset by an increase in compensation and benefits costs.
From a reporting segment perspective, cost of services for management type contracts increased primarily from new/acquired business in Aviation and Commercial, expired business in Aviation, Existing business in Other, and conversions in Commercial, partially offset by decreases in expired business in Commercial and existing business in Aviation and Commercial.

Reimbursed management type contract expense
Reimbursed management type contract expense increased $35.8 million, or 5.2%, to $728.8 million for the year ended December 31, 2019, compared to $693.0 million in the prior year. The slight increase resulted primarily from an increase in reimbursements for costs incurred on behalf of a client.
Segment gross profit/gross profit percentage information is summarized as follows:

	Year Ended December 31,
	Commercial		Aviation		Other		Total		Variance
(millions)	2019	2018	2019	2018	2019	2018	2019	2018	Amount	%
Lease type contracts
New/Acquired business	$3.1	$2.5	$0.8	$—	$—	$—	$3.9	$2.5	$1.4	56.0%
Expired business	1.1	(0.3)	1.9	2.1	—	—	3.0	1.8	1.2	66.7%
Existing business	23.6	22.3	5.6	5.2	4.3	3.2	33.5	30.7	2.8	9.1%
Conversions	1.6	1.3	—	—	—	—	1.6	1.3	0.3	23.1%
Total lease type contracts	$29.4	$25.8	$8.3	$7.3	$4.3	$3.2	$42.0	$36.3	$5.7	15.7%
	(Percentages)
Gross profit percentage lease type contracts
New/Acquired business	8.2%	8.6%	25.8%	—%	—%	—%	9.5%	8.6%
Expired business	10.3%	(0.8)%	38.8%	39.6%	—%	—%	19.2%	4.2%
Existing business	7.7%	7.5%	24.7%	24.0%	477.8%	457.1%	10.2%	9.6%
Conversions	7.2%	5.9%	—%	—%	—%	—%	7.2%	5.9%
Total gross profit percentage	7.8%	6.7%	27.0%	27.0%	—%	—%	10.3%	8.8%
Management type contracts
New/Acquired business	$15.6	$6.0	$39.5	$4.6	$—	$—	$55.1	$10.6	$44.5	419.8%
Expired business	3.1	10.0	2.3	0.6	—	—	5.4	10.6	(5.2)	(49.1)%
Existing business	81.7	81.6	27.3	26.6	15.8	17.5	124.8	125.7	(0.9)	(0.7)%
Conversions	0.7	0.7	0.1	0.1	—	—	0.8	0.8	—	—%
Total management type contracts	$101.1	$98.3	$69.2	$31.9	$15.8	$17.5	$186.1	$147.7	$38.4	26.0%
	(Percentages)
Gross profit percentage management type contracts
New/Acquired business	40.0%	40.3%	21.5%	20.6%	—%	—%	24.7%	28.5%
Expired business	32.0%	33.6%	65.7%	54.5%	—%	—%	40.9%	34.3%
Existing business	40.2%	40.0%	36.0%	34.2%	164.6%	160.6%	43.3%	43.0%
Conversions	63.6%	77.8%	100.0%	100.0%	—%	—%	66.7%	80.0%
Total gross profit percentage	40.0%	39.4%	26.3%	31.5%	164.6%	160.6%	35.4%	40.9%

Lease type contracts
Gross profit for lease type contracts increased $5.7 million, or 15.7%, to $42.0 million for the year ended December 31, 2019, compared to $36.3 million for the prior year. Gross profit percentage for lease type contracts increased to 10.3% for the year ended December 31, 2019, compared to 8.8% for the prior year. Gross profit for lease type contracts increased as a result of increases in gross profit for existing business, new/acquired business, expired business, and business that converted from management type contracts during the periods presented. Gross profit for existing business increased primarily due to increases in transient revenue, partially offset by an increase in compensation and benefits costs and rent expense.
From a reporting segment perspective, gross profit for lease type contracts increased primarily due to increases in existing business in Commercial, Other and Aviation, new/acquired business in Aviation and Commercial, expired business in Commercial, and conversions in Commercial, partially offset by decreases in expired business in Aviation.
Management type contracts
Gross profit for management type contracts increased $38.4 million, or 26.0%, to $186.1 million for the year ended December 31, 2019, compared to $147.7 million for the prior year. Gross profit percentage for management type contracts decreased to 35.4% for the year ended December 31, 2019, compared to 40.9% for the year ago period. Gross profit for management type contracts increased as a result of increases in gross profit for new/acquired business, primarily due to the Acquisition, partially offset by decreases in expired business and existing business. Gross profit for existing business increased primarily due to decreases in net operating costs and increased management fees.
From a reporting segment perspective, gross profit for management type contracts increased primarily due to new/acquired business in Aviation and Commercial, expired business in Aviation, and existing business in Commercial and Aviation. This was partially offset by decreases in expired business in Commercial and existing business in Other.

General and administrative expenses
General and administrative expenses increased $18.0 million, or 19.8%, to $109.0 million for year ended December 31, 2019, compared to $91.0 million for the prior year. The increase in General and administrative expenses primarily related to the Acquisition, a one-time $1.7 million cost recovery (reduction of expense) from a vendor partner recognized in 2018 and higher compensation and benefit costs, including costs associated with our performance-based compensation program, partially offset by a reduction in acquisition, restructuring and integration related costs.
Interest expense
Interest expense increased $9.3 million, or 96.9%, to $18.9 million for the year ended December 31, 2019, as compared to $9.6 million for the prior year. This increase resulted primarily from an increase in borrowings as a result of the Acquisition on November 30, 2018 (lower average borrowings under our credit facility prior to the Acquisition) and an increase in average borrowing rates.
Interest income
Interest income was $0.3 million and $0.4 million for the years ended December 31, 2019 and 2018, respectively.
Equity in (earnings) losses from investment in unconsolidated entity
Equity in earnings from investment in unconsolidated entity was $10.1 million for the year ended December 31, 2018, which was related to the net gain recognized on the sale of our entire 30% equity interest in Parkmobile.
Income tax expense
For the year ended December 31, 2019, we recognized income tax expense of $19.4 million on earnings before income taxes of $71.1 million compared to a $19.6 million income tax expense on earnings before income taxes of $76.0 million for the year ended December 31, 2018. Our effective tax rate was 27.3% for the year ended December 31, 2019 compared to 25.8% for the year ended December 31, 2018. The $0.2 million decrease in income tax expense was primarily due to an increase in estimated income tax credits, a reduction in state taxes as a result of one-time unfavorable 2018 audit settlements, and a smaller increase in the valuation allowance as compared to 2018 due to impacts of the U.S. Tax Cuts and Jobs Act of 2017 (the "2017 Tax Act") in 2018.

2018 Compared to 2017
The following tables are a summary of service revenues (excluding reimbursed management type contract revenue), cost of services (excluding reimbursed management type contract expense) and gross profit by segment for the comparable years ended December 31, 2018 and 2017.
Existing business represents business that has been operating for at least one year and operating for the entire period in the comparative period being presented. Expired business relates to contracts that have expired but where we were operating the business in the comparative period presented. The Other segment amounts in existing business represent amounts not specifically allocated and/or identifiable to Commercial or Aviation.
Services revenue by segment is summarized as follows:

	Year Ended December 31,
	Commercial		Aviation		Other		Total		Variance
(millions)	2018	2017	2018	2017	2018	2017	2018	2017	Amount	%
Lease type contracts
New/Acquired business (a) (b)	$42.3	$33.7	$1.2	$3.0	$—	$—	$43.5	$36.7	$6.8	18.5%
Expired business (c)	15.8	61.5	—	—	—	—	15.8	61.5	(45.7)	(74.3)%
Existing business (d) (e)	302.6	311.1	25.8	126.3	0.7	—	329.1	437.4	(108.3)	(24.8)%
Conversions	25.5	27.5	—	—	—	—	25.5	27.5	(2.0)	(7.3)%
Total lease type contracts	$386.2	$433.8	$27.0	$129.3	0.7	—	$413.9	$563.1	$(149.2)	(26.5)%
Management type contracts
New/Acquired business (f)	$49.3	$33.0	$31.1	$15.3	$—	$—	$80.4	$48.3	$32.1	66.5%
Expired business	15.0	34.6	0.8	3.7	—	—	15.8	38.3	(22.5)	(58.7)%
Existing business	184.1	179.1	69.2	70.1	10.9	11.0	264.2	260.2	4.0	1.5%
Conversions	1.0	1.4	0.1	—	—	—	1.1	1.4	(0.3)	(21.4)%
Total management type contracts	$249.4	$248.1	$101.2	$89.1	$10.9	$11.0	$361.5	$348.2	$13.3	3.8%
(a) The year ended December 31, 2018 new/acquired business in Commercial includes a $8.9 million reduction of Services revenue - lease type contracts due to the adoption of Topic 853, which requires rental expense for the current period be presented as a reduction of Services revenue - lease type contracts for that business (and corresponding contracts) that meet the criteria and definition of a service concession arrangement.

(b) The year ended December 31, 2018 new/acquired business in Aviation includes a $2.3 million reduction of Services revenue - lease type contracts due to the adoption of Topic 853, which requires rental expense for the current period be presented as a reduction of Services revenue - lease type contracts for that business (and corresponding contracts) that meet the criteria and definition of a service concession arrangement.

(c) The year ended December 31, 2018 expired business in Commercial includes a $0.3 million reduction of Services revenue - lease type contracts due to the adoption of Topic 853, which requires rental expense for the current period be presented as a reduction of Services revenue - lease type contracts for that business (and corresponding contracts) that meet the criteria and definition of a service concession arrangement.

(d) The year ended December 31, 2018 existing business in Commercial includes a $14.9 million reduction of Services revenue - lease type contracts due to the adoption of Topic 853, which requires rental expense for the current period be presented as a reduction of Services revenue - lease type contracts for that business (and corresponding contracts) that meet the criteria and definition of a service concession arrangement.

(e) The year ended December 31, 2018 existing business in Aviation includes a $107.1 million reduction of Services revenue - lease type contracts due to the adoption of Topic 853, which requires rental expense for the current period be presented as a reduction of Services revenue - lease type contracts for that business (and corresponding contracts) that meet the criteria and definition of a service concession arrangement.

(f) On November 30, 2018, we completed the Acquisition. The year ended December 31, 2018 new/acquired business in Aviation includes Bags Services revenue - management type contracts, for the period of November 30, 2018 through December 31, 2018. See Note 3. Acquisition, which is included in Part IV, Item 15. "Exhibits and Financial Statement Schedules" for further discussion of the Acquisition.
Lease type contracts
Lease type contract revenue decreased $149.2 million, or 26.5%, to $413.9 million for the year ended December 31, 2018, compared to $563.1 million for the prior year. The decrease in lease type contract revenue resulted primarily from deceases of $108.3 million from existing business, $45.7 million from expired business, and $2.0 million from business that converted from management type contracts during the year, partially offset by an increase of $6.8 million from new/acquired business. The decrease in expired business includes earnings of $8.5 million from our proportionate share of the net gain on the equity method investee's sale of assets recognized during the year ended December 31, 2017. Existing business revenue decreased $108.3 million, or 24.8%, primarily due to the adoption of ASU No. 2017-10, Service Concession Arrangements (Topic 853), which requires rental expense to be presented as a reduction of Services revenue - lease type contracts versus the comparative period presentation of recording rent expense as an increase to Cost of services - lease type contracts for that business (and corresponding contracts) meeting the criteria and definition of a service concession arrangement, as discussed in Note 5. Revenue to the Consolidated Financial Statements included in Item 15. "Exhibits and Financial Statement Schedules", partially offset by net increases in short-term parking revenue, monthly parking revenue and transient parking revenue.
From a reporting segment perspective, lease type contract revenue decreased primarily due to expired business in Commercial, existing business in Commercial and Aviation, conversions in Commercial, and new/acquired business in Aviation, partially offset by increases from new/acquired business in Commercial and existing business in Other.

Management type contracts
Management type contract revenue increased $13.3 million, or 3.8%, to $361.5 million for the year ended December 31, 2018, compared to $348.2 million for the prior year. The increase in management type contract revenue resulted primarily from increases of $32.1 million from new/acquired business, and $4.0 million from existing business, partially offset by a decrease of $22.5 million from expired business and $0.3 million from business that converted from lease type contracts during the periods presented. Existing business revenue increased $4.0 million, or 1.5%, primarily due to change in contract terms for certain management type contracts, whereby the contract terms converted from a management type contract to a "reverse" management type contract, which typically has higher management fees from the client but require us to pay certain operating costs associated with the operation, and increased management fees.
From a reporting segment perspective, management type contract revenue increased primarily due to increases in new/acquired business for Commercial and Aviation, existing business for Commercial and Other, and conversions in Aviation, partially offset by decreases in expired business in Commercial and Aviation, existing business for Aviation, and conversions in Commercial.
Reimbursed management type contract revenue
Reimbursed management type contract revenue increased $13.8 million, or 2.0%, to $693.0 million for the year ended December 31, 2018, compared to $679.2 million in the prior year. The slight increase resulted primarily from an increase in reimbursements for costs incurred on behalf of a client.
Segment cost of services information is summarized as follows:

	Year Ended December 31,
	Commercial		Aviation		Other		Total		Variance
(millions)	2018	2017	2018	2017	2018	2017	2018	2017	Amount	%
Lease type contracts
New/Acquired business (a) (b)	$39.0	$32.0	$0.7	$2.7	$—	$—	$39.7	$34.7	$5.0	14.4%
Expired business (c)	15.9	46.5	—	—	—	—	15.9	46.5	(30.6)	(65.8)%
Existing business (d) (e)	281.4	289.8	19.1	119.9	(2.5)	(1.6)	298.0	408.1	(110.1)	(27.0)%
Conversions	24.0	29.1	—	—	—	—	24.0	29.1	(5.1)	(17.5)%
Total lease type contracts	$360.3	$397.4	$19.8	$122.6	(2.5)	$(1.6)	$377.6	$518.4	$(140.8)	(27.2)%
Management type contracts:
New/Acquired business (f)	$29.5	$18.5	$25.9	$14.7	$—	$—	$55.4	$33.2	$22.2	66.9%
Expired business	9.8	20.1	0.5	2.6	—	—	10.3	22.7	(12.4)	(54.6)%
Existing business	111.6	109.0	42.9	45.6	(6.6)	(3.3)	147.9	151.3	(3.4)	(2.2)%
Conversions	0.2	0.4	—	—	—	—	0.2	0.4	(0.2)	(50.0)%
Total management type contracts	$151.1	$148.0	$69.3	$62.9	$(6.6)	$(3.3)	$213.8	$207.6	$6.2	3.0%

(a) The year ended December 31, 2018 new/acquired business in Commercial includes a $8.9 million reduction of Cost of services - lease type contracts due to the adoption of Topic 853, which requires rent expense for the current period be presented as a reduction of Services revenue - lease type contracts for that business (and corresponding contracts) that meet the criteria and definition of a service concession arrangement.

(b) The year ended December 31, 2018 new/acquired business in Aviation includes a $2.3 million reduction of Cost of services - lease type contracts due to the adoption of Topic 853, which requires rent expense for the current period be presented as a reduction of Services revenue - lease type contracts for that business (and corresponding contracts) that meet the criteria and definition of a service concession arrangement.

(c) The year ended December 31, 2018 expired business in Commercial includes a $0.3 million reduction of Cost of services - lease type contracts due to the adoption of Topic 853, which requires rental expense for the current period be presented as a reduction of Services revenue - lease type contracts for that business (and corresponding contracts) that meet the criteria and definition of a service concession arrangement.

(d) The year ended December 31, 2018 existing business in Commercial includes a $14.9 million reduction of Cost of services - lease type contracts due to the adoption of Topic 853, which requires rent expense for the current period be presented as a reduction of Services revenue - lease type contracts for that business (and corresponding contracts) that meet the criteria and definition of a service concession arrangement.

(e) The year ended December 31, 2018 existing business in Aviation includes a $107.1 million reduction of Cost of services - lease type contracts due to the adoption of Topic 853, which requires rent expense for the current period be presented as a reduction of Services revenue - lease type contracts for that business (and corresponding contracts) that meet the criteria and definition of a service concession arrangement.

(f) On November 30, 2018, we completed the Acquisition. The year ended December 31, 2018 new/acquired business in Aviation includes Bags Cost of Services - management type contracts, for the period of November 30, 2018 through December 31, 2018. See Note 3. Acquisition, which is included in Part IV, Item 15. "Exhibits and Financial Statement Schedules" for further discussion of the Acquisition.
Lease type contracts
Cost of services for lease type contracts decreased $140.8 million, or 27.2%, to $377.6 million for the year ended December 31, 2018, compared to $518.4 million for the prior year. The decrease in cost of services for lease type contracts resulted primarily from decreases of $110.1 million from existing business, $30.6 million from expired business and $5.1 million from business that converted from management type contracts during the periods presented, partially offset by an increase of $5.0 million from new/acquired business. Existing business decreased $110.1 million, or 27.0%, primarily due to the adoption of ASU No. 2017-10, Service

Concession Arrangements (Topic 853) which requires rental expense to be presented as a reduction of Services revenue - lease type contracts versus the comparative period presentation of recording rent expense as an increase to Cost of services - lease type contracts for that business (and corresponding contracts) meeting the criteria and definition of a service concession arrangement, as discussed in Note 5. Revenue to the Consolidated Financial Statements included in Item 15. "Exhibits and Financial Statement Schedules", an overall decrease in net operating costs, increased favorability related to unallocated insurance reserve adjustments/costs and other corporate items and a decrease in rent expense.
From a reporting segment perspective, cost of services for lease type contracts decreased primarily due to decreases from expired business in Commercial, existing business in Commercial, Aviation and Other, conversions in Commercial and new/acquired business in Aviation, offset by increases in new/acquired business in Commercial.
Management type contracts
Cost of services for management type contracts increased $6.2 million, or 3.0%, to $213.8 million for the year ended December 31, 2018, compared to $207.6 million for the prior year. The increase in cost of services for management type contracts resulted primarily from an increase of $22.2 million from new/acquired business, partially offset by decreases of $12.4 million from expired business, $3.4 million from existing business and $0.2 million from business that converted from lease type contracts during the periods presented. Existing business costs decreased $3.4 million, or 2.2%, primarily due to a decrease in overall net operating costs.
From a reporting segment perspective, cost of services for management type contracts increased primarily from new/acquired business in Commercial and Aviation, and existing business in Commercial, partially offset by decreases from expired business in Commercial and Aviation, existing business in Aviation and Other, and conversions in Commercial.
Reimbursed management type contract expense
Reimbursed management type contract expense increased $13.8 million, or 2.0%, to $693.0 million for the year ended December 31, 2018, compared to $679.2 million in the prior year. The slight increase resulted primarily from an increase in reimbursements for costs incurred on behalf of a client.

Segment gross profit/gross profit percentage information is summarized as follows:

	Year Ended December 31,
	Commercial		Aviation		Other		Total		Variance
(millions)	2018	2017	2018	2017	2018	2017	2018	2017	Amount	%
Lease type contracts
New/Acquired business	$3.3	$1.7	$0.5	$0.3	$—	$—	$3.8	$2.0	$1.8	90.0%
Expired business	(0.1)	15.0	—	—	—	—	(0.1)	15.0	(15.1)	(100.7)%
Existing business	21.2	21.3	6.7	6.4	3.2	1.6	31.1	29.3	1.8	6.1%
Conversions	1.5	(1.6)	—	—	—	—	1.5	(1.6)	3.1	(193.8)%
Total lease type contracts	$25.9	$36.4	$7.2	$6.7	$3.2	$1.6	$36.3	$44.7	$(8.4)	(18.8)%
(Percentages)
Gross profit percentage lease type contracts
New/Acquired business (a)	7.8%	5.0%	41.7%	10.0%	—%	—%	8.7%	5.4%
Expired business	-0.6%	24.4%	—%	—%	—%	—%	-0.6%	24.4%
Existing business (b)	7.0%	6.8%	26.0%	5.1%	—%	—%	9.5%	6.7%
Conversions	5.9%	-5.8%	—%	—%	—%	—%	5.9%	-5.8%
Total gross profit percentage	6.7%	8.4%	26.7%	5.2%	—%	—%	8.8%	7.9%
Management type contracts
New/Acquired business (c)	$19.8	$14.5	$5.2	$0.6	—	—	$25.0	$15.1	$9.9	65.6%
Expired business	5.2	14.5	0.3	1.1	—	—	5.5	15.6	(10.1)	(64.7)%
Existing business	72.5	70.1	26.3	24.5	17.5	14.3	116.3	108.9	7.4	6.8%
Conversions	0.8	1.0	0.1	—	—	—	0.9	1.0	(0.1)	—
Total management type contracts	$98.3	$100.1	$31.9	$26.2	$17.5	$14.3	$147.7	$140.6	$7.1	5.0%
(Percentages)
Gross profit percentage management type contracts
New/Acquired business	40.2%	43.9%	16.7%	3.9%	—%	—%	31.1%	31.3%
Expired business	34.7%	41.9%	37.5%	29.7%	—%	—%	34.8%	40.7%
Existing business	39.4%	39.1%	38.0%	35.0%	160.6%	130.0%	44.0%	41.9%
Conversions	80.0%	71.4%	—%	—%	—%	—%	81.8%	71.4%
Total gross profit percentage	39.4%	40.3%	31.5%	29.4%	160.6%	130.0%	40.9%	40.4%
(a) The year ended December 31, 2018 new/acquired business in Commercial and Aviation includes an increase in gross profit percentage due to the reduction of Services revenue - lease type contracts due to the adoption of Topic 853, which requires rent expense for the current period be presented as a reduction of Services revenue - lease type contracts for that business (and corresponding contracts) that meet the criteria and definition of a service concession arrangement.

(b) The year ended December 31, 2018 existing business in Aviation includes an increase in gross profit percentage due to the reduction of Services revenue - lease type contracts due to the adoption of Topic 853, which requires rent expense for the current period be presented as a reduction of Services revenue - lease type contracts for that business (and corresponding contracts) that meet the criteria and definition of a service concession arrangement.

(c) On November 30, 2018, we completed the Acquisition. The year ended December 31, 2018 new/acquired business in Aviation includes Bags Gross profit - management type contracts, for the period of November 30, 2018 through December 31, 2018. See Note 3. Acquisition, which is included in Part IV, Item 15. "Exhibits and Financial Statement Schedules" for further discussion of the Acquisition.
Lease type contracts
Gross profit for lease type contracts decreased $8.4 million, or 18.8%, to $36.3 million for the year ended December 31, 2018, compared to $44.7 million for the prior year. Gross profit percentage for lease type contracts increased to 8.8% for the year ended December 31, 2018, compared to 7.9% for the prior year. Gross profit for lease type contracts decreased as a result of a decrease in gross profit for expired business, partially offset by increases in existing business, new/acquired business and business that converted from management type contracts during the periods presented. The gross profit decrease in expired business includes earnings of $8.5 million from our proportionate share of the net gain on the equity method investee's sale of assets recognized during the year ended December 31, 2017. Gross profit for existing business increased primarily due to short-term parking revenue, monthly parking revenue and transient parking revenue and increased favorability relating to certain unallocated insurance reserve adjustments/costs and other unallocated corporate items.
From a reporting segment perspective, gross profit for lease type contracts decreased primarily due to decreases in expired business in Commercial and existing business in Commercial, partially offset by increases in new/acquired business in Commercial and Aviation, existing business in Aviation and Other and conversions in Commercial.
Management type contracts
Gross profit for management type contracts increased $7.1 million, or 5.0%, to $147.7 million for the year ended December 31, 2018, compared to $140.6 million for the prior year. Gross profit percentage for management type contracts increased to 40.9% for the year ended December 31, 2018, compared to 40.4% for the year ago period. Gross profit for management type contracts increases were primarily the result of new/acquired business and existing business, partially offset by decreases in expired business and business that converted from lease type contracts during the year. Gross profit for management type contracts increased on existing business primarily due to net increases in management fees and unallocated insurance reserve adjustments/costs and other unallocated corporate items, partially offset by net increases in compensation and benefit costs and overall net increase in operating costs.
From a reporting segment perspective, gross profit for management type contracts increased primarily due to new/acquired business in Commercial and Aviation, existing business in Commercial, Aviation and Other and conversions in Aviation. This was partially offset by decreases in expired business in Commercial and Aviation and conversions in Commercial.
General and administrative expenses
General and administrative expenses increased $8.1 million, or 9.8%, to $91.0 million for year ended December 31, 2018, compared to $82.9 million for the prior year. The increase in General and administrative expenses primarily related to the Acquisition, an increase in acquisition, restructuring and integration costs, compensation and benefit costs, and expected pay-out under our performance based compensation and long-term incentive compensation programs, partially offset by a $1.7 million cost recovery (reduction of expense) from a vendor partner and overall better expense control.
Interest expense
Interest expense increased $0.4 million, or 4.3%, to $9.6 million for the year ended December 31, 2018, as compared to $9.2 million for the prior year. This increase resulted primarily from an increase in borrowings as a result of the Acquisition on November 30, 2018 and an increase in average borrowing rates, partially offset by lower average borrowings under our credit facility prior to the Acquisition.
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
Equity in (earnings) losses from investment in unconsolidated entity
Equity in earnings from investment in unconsolidated entity relates to our investment in the joint venture with Parkmobile, which was accounted for under the equity method of accounting, and our share of equity earnings in the Parkmobile joint venture. Equity in earnings from investment in unconsolidated entity was $10.1 million for the year ended December 31, 2018, as compared to a loss of $0.7 million in the prior year. The increase in earnings from investment in unconsolidated entity for the year ended December 31, 2018 is primarily related to our $10.1 million net gain recognized on the sale of our entire 30% equity interest in Parkmobile.
Income tax expense
For the year ended December 31, 2018, we recognized income tax expense of $19.6 million on earnings before income taxes of $76.0 million compared to a $27.7 million income tax expense on earnings before income taxes of $72.2 million for the year ended December 31, 2017. Our effective tax rate was 25.8% for the year ended December 31, 2018 compared to 38.4% for the year ended December 31, 2017. The $8.1 million decrease in income tax expense was primarily due to the reduction in the statutory federal income tax rate to 21% per the 2017 Tax Act and the finalization of the tax accounting for the effects of the 2017 Tax Act, partially offset by adjustments to the state tax provision for a state tax examination.
On December 22, 2017, the 2017 Tax Act was signed into law. The 2017 Tax Act significantly revised U.S. corporate income taxes by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, while also implementing a territorial tax system and imposing repatriation tax on deemed repatriated earnings of foreign subsidiaries. As a result of the 2017 Tax Act, we recorded $0.2 million of income tax expense in the fourth quarter of 2017. The provisional amount related to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future was $1.6 million income tax benefit, which included a $1.2 million income tax expense related to an increase in the valuation allowance. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was a $1.8 million income tax expense based on the cumulative foreign earnings of $14.1 million and our current best estimates. Additionally, we recognized a tax charge of $0.6 million as an additional provision for withholding taxes on undistributed earnings not considered to be permanently reinvested.
During the year ended December 31, 2018, we recorded a current tax benefit of $1.5 million for the finalization of our accounting for the transition tax on the mandatory deemed repatriation of foreign earnings. The current year benefit was the result of finalizing our analysis of foreign earnings and profits and eligible foreign tax credits to be claimed to offset the tax liability. We finalized our accounting for the income tax effects of the 2017 Tax Act in the fourth quarter 2018.

Analysis of Financial Condition
Liquidity and Capital Resources
General
On an ongoing basis, we estimate anticipated cash requirements for our operating, investing, and financing needs as well as cash flows to be generated from operating activities available to meet these needs. Our operating needs can include, among other items, commitments for cost of services, operating leases, payroll payments, insurance claims payments, interest payments and legal settlements. Our investing and financing spending can include payments for acquired businesses, joint ventures, capital expenditures, cost of contracts purchased, commitments for capital leases, distributions to noncontrolling interests and payments on our outstanding indebtedness.
Outstanding Indebtedness
As of December 31, 2019, we had total indebtedness of approximately $369.0 million, a decrease of $17.7 million from $386.7 million as of December 31, 2018. The $369.0 million included:

•	$345.9 million under our Senior Credit Facility (as defined below); and

•	$23.1 million of other debt including finance lease obligations and other indebtedness.
Senior Credit Facility
On November 30, 2018 (the "Closing Date"), in connection with the Acquisition, we entered into a credit agreement (the “Credit Agreement”) with Bank of America, N.A. (“Bank of America”), as Administrative Agent, swing-line lender and a letter of credit issuer; Wells Fargo Bank, N.A., as syndication agent; BMO Harris Bank N.A., JPMorgan Chase Bank, N.A., KeyBank National Association and U.S. Bank National Association, as co-documentation agents; Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners; and the lenders party thereto (the “Lenders”). Pursuant to the terms, and subject to the conditions, of the Credit Agreement, the Lenders made available to us a new senior secured credit facility (the “Senior Credit Facility”) that permits aggregate borrowings of $550 million consisting of (i) a revolving credit facility of up to $325 million at any time outstanding, which includes a letter of credit facility that is limited to $100 million at any time outstanding, and (ii) a term loan facility of $225 million. The Senior Credit Facility matures on November 30, 2023.
The entire amount of the term loan portion of the Senior Credit Facility was drawn on the Closing Date and is subject to scheduled quarterly amortization of principal in installments equal to 1.25% of the initial aggregate principal amount of such term loan. We also borrowed $174.8 million under the revolving credit facility on the Closing Date. The proceeds from these borrowings were used to pay the purchase price for the Acquisition (See Note 3. Acquisition), to pay other costs and expenses related to the Acquisition and the related financing and to repay in full the obligations under our previous credit facility. In addition, proceeds from the Senior Credit Facility may be used to finance working capital, capital expenditures and other acquisitions, payments and general corporate purposes.
Borrowings under the Senior Credit Facility bear interest, at our option, (i) at a rate per annum based on our consolidated total debt to EBITDA ratio for the 12-month period ending as of the last day of the immediately preceding fiscal quarter, determined in accordance with the applicable pricing levels set forth in the Credit Agreement (the “Applicable Margin”) for London Interbank Offered Rate ("LIBOR") (or a comparable or successor rate approved by Bank of America) loans, plus the applicable LIBOR rate, or (ii) the Applicable Margin for base rate loans plus the highest of (x) the federal funds rate plus 0.5%, (y) the Bank of America prime rate and (z) a daily rate equal to the applicable LIBOR rate plus 1.0%.
Under the terms of the Credit Agreement, we are required to maintain a maximum consolidated total debt to EBITDA ratio of not greater than 4.00:1.0 (with certain step-downs described in the Credit Agreement). In addition, we are required to maintain a minimum consolidated fixed charge coverage ratio of not less than 3.50:1.0 (with certain step-ups described in the Credit Agreement).
Events of default under the Credit Agreement include failure to pay principal or interest when due, failure to comply with the financial and operational covenants, the occurrence of any cross default event, non-compliance with other loan documents, the occurrence of a change of control event, and bankruptcy or other insolvency events. If an event of default occurs and is continuing, the Administrative Agent can, with the consent of the required Lenders, among others (i) terminate the commitments under the Credit Agreement, (ii) accelerate and require us to repay all the outstanding amounts owed under the Credit Agreement, and (iii) require us to cash collateralize any outstanding letters of credit
Each of our wholly-owned domestic subsidiaries (subject to certain exceptions set forth in the Credit Agreement) have guaranteed all existing and future indebtedness and liabilities of the other guarantors and us arising under the Credit Agreement. Our obligations under the Credit Agreement and such domestic subsidiaries’ guaranty obligations are secured by substantially all of their respective assets.
We were in compliance with our debt covenants as of December 31, 2019.
As of December 31, 2019, we had $139.8 million of borrowing availability under the Credit Agreement, of which we could have borrowed $139.8 million on December 31, 2019 and remained in compliance with the above described covenants as of such date. Our borrowing availability under the Credit Agreement is limited only as of our fiscal quarter-end by the covenant restrictions described above. At December 31, 2019, we had $50.2 million letters of credit outstanding under the Senior Credit Facility and borrowings against the Senior Credit Facility aggregated $348.7 million (excluding debt discount of $1.2 million and deferred financing costs of $1.6 million).
Stock Repurchases
In May 2016, our Board of Directors authorized us to repurchase in the open market shares of our outstanding common stock in an amount not to exceed $30.0 million. In July 2019, our Board of Director's authorized a new program to repurchase, on the open market, shares of its outstanding common stock in an amount not to exceed $50.0 million in aggregate.

Under the May 2016 program, the entire authorized amount was applied to repurchase 988,767 shares of common stock at an average price of $30.30 resulting in completion of the program in August 2019. No repurchases were made during the year ended December 31, 2018.

Under the July 2019 program we repurchased 652,000 shares of common stock during the year-ended December 31, 2019, at an average price of $38.88, resulting in $25.4 million in program-to-date repurchases.

As of December 31, 2019, $24.7 million remained available for repurchase under the July 2019 stock repurchase program. Purchases of our common stock may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with Rules 10b-18 and 10b5-1 under the Securities Exchange Act of 1934 at time and prices considered to be appropriate at our discretion. The share repurchase program does not obligate us to repurchase any particular amount of common stock, has no fixed termination date and the program may be suspended at any time at our discretion.
Letters of Credit
We provided letters of credit totaling $17.2 million and $24.9 million to our casualty insurance carriers to collateralize our casualty insurance program as of December 31, 2019 and 2018, respectively.
We provided $33.0 million and $26.2 million in letters of credit to collateralize other obligations as of December 31, 2019 and 2018, respectively.
Interest Rate Collars

In May 2019, we entered into three-year interest rate collar contracts with an aggregate $222.3 million notional amount. Interest rate collars are used to manage interest rate risk associated with variable interest rate borrowings under the Credit Agreement. The collars establish a range where we will pay the counterparties if the one-month U.S. dollar LIBOR rate falls below the established floor rate, and the counterparties will pay us if the one-month U.S. dollar LIBOR rate exceeds the established ceiling rate of 2.5%. The collars settle monthly through the termination date of April 2022. No payments or receipts are exchanged on the interest rate collar contracts unless interest rates rise above or fall below the pre-determined ceiling or floor rates. The notional amount amortizes consistent with pay down of the term loan portion of the Senior Credit Facility. These interest rate collars are classified as cash flow hedges, and we calculate the effectiveness of the hedge on a monthly basis. As of December 31, 2018, we had no ongoing derivative transactions.

We do not enter into derivative instruments for any speculative purposes.
Deficiency Payments and Repayments
Pursuant to our obligations with respect to the parking garage operations at Bradley International Airport, we are required to make certain deficiency payments for the benefit of the State of Connecticut and for holders of special facility revenue bonds. The deficiency payments represent contingent interest bearing advances to the trustee to cover operating cash flow requirements. During the year ended December 31, 2019, we had made $0.1 million of cumulative deficiency payments to the trustee, net of reimbursements. Deficiency payments made are recorded as increases to cost of services and deficiency repayments are recorded as reductions to cost of services. We believe these advances to be fully recoverable and will recognize the principal, interest and premium payments related to these deficiency payments when they are received. We do not directly guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.
The total deficiency repayments (net of deficiency payments), interest and premium received and recorded for the years ended 2019, 2018 and 2017 are as follows:

	Year Ended December 31
(millions)	2019	2018	2017
Deficiency repayments	$3.8	$3.9	$2.0
Interest	1.0	0.9	0.6
Premium	0.4	0.3	0.2

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
Cash and Cash Equivalents
We had cash and cash equivalents of $24.1 million at December 31, 2019, compared to $39.9 million at December 31, 2018. The cash balances reflect our ability to utilize funds deposited into our local bank accounts. Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements were $0.5 million and $1.7 million as of December 31, 2019 and 2018, respectively, and are included within Cash and cash equivalents within the Consolidated Balance Sheets. Availability, timing of deposits and the subsequent movement of cash into our corporate bank accounts may result in significant changes to our cash balances.
Summary of Cash Flows

	Years ended December 31,
(millions)	2019	2018	2017
Net cash provided by operating activities	$76.0	$70.9	$45.2
Net cash (used in) provided by investing activities	$(12.5)	$(268.4)	$2.3
Net cash (used in) provided by financing activities	$(79.4)	$215.2	$(47.2)
Operating Activities
Our primary sources of funds are cash flows from operating activities and changes in operating assets and liabilities.
Net cash provided by operating activities totaled $76.0 million for 2019, compared to $70.9 million for 2018. Cash provided during 2019 included $91.7 million from operations, partially offset by changes in operating assets and liabilities that resulted in a use of $15.7 million. The net increase in operating assets and liabilities was a result of (i) an increase in notes and accounts receivable of $12.7 million primarily related to timing of collections; (ii) a $5.2 million increase in accounts payable primarily due to timing of payments to our clients as described under "Daily Cash Collections"; (iii) an increase in prepaid and other assets of $11.7 million primarily due to increases in prepaid insurance and the value of Company-owned life insurance policies; and (iv) a $3.5 increase in accrued liabilities primarily due to timing of payments.
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
Investing Activities
Net cash used in investing activities totaled for $12.5 million for 2019, compared to net cash used in of $268.4 million in 2018. Cash used in investing activities in 2019 included (i) $10.2 million for capital investments needed to secure and/or extend leased and managed facilities and investments in information system enhancements and infrastructure; (ii) $2.6 million for cost of contract purchases; offset by (iii) $0.3 million of proceeds from the sale of assets and contract terminations.
Net cash used in investing activities totaled for $268.4 million for 2018, compared to net cash provided of $2.3 million in 2017. Cash used in investing activities in 2018 included (i) $277.9 million for the Acquisition, net of cash acquired; (ii) $8.9 million for capital investments needed to secure and/or extend leased and managed facilities and investments in information system enhancements and infrastructure; (iii) $1.1 million for cost of contract purchases; offset by (iv) $19.3 million in proceeds received from the sale of an equity method investee's sale of assets; and (v) $0.2 million of proceeds from the sale of assets and contract terminations.

Financing Activities
Net cash used in financing activities totaled $79.4 million in 2019, compared to net cash provided by of $215.2 million in 2018. Cash used in financing activities for 2019 included (i) net payments on the credit facility of $26.3; (ii) payments for the repurchase of common stock of $47.6 million; (iii) distributions to noncontrolling interests of $3.2 million; and (iv) payments on other long-term borrowings of $2.3 million.
Net cash provided by financing activities totaled $215.2 million in 2018, compared to a use of $47.2 million in 2017. Cash provided by financing activities for 2018 included net proceeds from the credit facility of $222.2 (primarily due to the Acquisition); partially offset by (i) payments of debt issuance costs and original discount on borrowings of $3.2 million; (ii) distributions to noncontrolling interests of $3.3 million; and (iii) payments on other long-term borrowings of $0.5 million.
Summary Disclosures about Contractual Obligations and Commercial Commitments
The following summarizes certain of our contractual obligations at December 31, 2019 and the effect such obligations are expected to have on our liquidity and cash flow in future periods. The nature of our business is to manage parking facilities and as a result, we do not have significant short-term purchase obligations.

		Payments Due by Period
	Total	2020	2021 - 2022	2023 - 2024	2025 and thereafter
(millions)
Contractual obligations
Operating leases (1)	$513.2	$133.7	$187.7	$94.9	$96.9
Finance leases	21.4	4.0	7.5	3.9	6.0
Service concession arrangements (2)	285.6	95.3	72.3	51.0	67.0
Total contractual obligations	$820.2	$233.0	$267.5	$149.8	$169.9
Other Long-Term Liabilities
Deferred Compensation	$5.8	$0.5	$1.1	$1.3	$2.9
Other long-term liabilities (3)	48.8	18.6	11.4	10.9	7.9
Total other long-term liabilities	$54.6	$19.1	$12.5	$12.2	$10.8
Commercial Commitments
Senior Credit Facility (4)	$348.7	$11.2	$22.5	$315.0	$—
Other Debt (4)	4.3	4.3	—	—	—
Interest payments on debt	54.3	15.2	27.8	11.3	—
Letters of credit (5)	50.2	50.2			—
Total commercial commitments	$457.5	$80.9	$50.3	$326.3	$—
Total	$1,332.3	$333.0	$330.3	$488.3	$180.7

(1)	Represents minimum rental commitments, excluding (i) contingent rent provisions under all non-cancelable leases; and (ii) sublease income of $5.5 million.

(2)	Represents lease type contracts that meet the definition of service concession arrangements under Topic 853.

(3)	Represents customer deposits, insurance claims and obligation related to acquisitions.

(4)
Represents principal amounts and excludes debt issuance and discount costs. See Note 13. Borrowing Arrangements to the Consolidated Financial Statements included in Part IV, Item 15. "Exhibits and Financial Statements Schedules."

(5)	Represents aggregate amount of currently issued letters of credit at their maturities.
We received deficiency repayments (net of deficiency payments made) related to the Bradley Agreement of $3.8 million, $3.9 million and $2.0 million for the years ended December 31, 2019 and 2018 and 2017, respectively.
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
Goodwill and Other Intangibles
Goodwill represents the excess of purchase price paid over the fair value of net assets acquired. In accordance with the Financial Accounting Standards Board's ("FASB") authoritative accounting guidance on goodwill, we evaluate goodwill for impairment on an annual basis, or more often if events or circumstances change that could cause goodwill to become impaired. We have elected to assess the impairment of goodwill annually on October 1 or at an interim date if there is an event or change in circumstances indicating the carrying value may not be recoverable. The goodwill impairment test is performed at the reporting unit level; the Company's reporting units represent its operating segments, consisting of Commercial and Aviation. Factors that could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the use of acquired assets or its business strategy, and significant negative industry or economic trends.
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
Long-Lived Assets
We evaluate long-lived asset groups whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. Events or circumstances that would result in an impairment review primarily include a significant change in the use of an asset, or the planned sale or disposal of an asset. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset group. If it is determined to be impaired, the impairment recognized is measured by the amount by which the carrying value of the asset exceeds its fair value. Our estimates of future cash flows from such assets could be impacted if those assets underperform relative to historical or projected future operating results.
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
Insurance Reserves
We purchase comprehensive casualty insurance covering certain claims that arise in connection with its operations. In addition, we purchase umbrella/excess liability coverage. Under the various liability and workers' compensation insurance policies, we are obligated to pay directly or reimburse the insurance carrier for the deductible / retention amount of each loss covered by its general/garage liability, automobile, workers' compensation and garage keepers legal liability policies. As a result, we are in effect, self-insured for all claims within the deductible / retention amount of each loss. Any loss over the deductible / retention is the responsibility of the third-party insurer. We apply the provisions as defined in the guidance related to accounting for contingencies, in determining the timing and amount of expense recognition associated with claims against us. The expense recognition is based upon our determination of an unfavorable outcome of a claim being deemed as probable and capable of being reasonably estimated, as defined in the guidance related to accounting for contingencies. This determination requires the use of judgment in both the estimation of probability and the amount to be recognized as an expense. We utilize historical claims experience along with actuarial methods performed quarterly by a third party actuarial adviser in determining the required level of insurance reserves. As of December 31, 2019, the insurance reserve for general, garage, automobile and workers’ compensation liabilities is recorded in Accrued insurance and Other long-term liabilities in the Consolidated Balance Sheets for short term and long term balances, respectively. Future information regarding historical loss experience may require changes to the level of insurance reserves and could result in increased expense recognition in the future.
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
Deferred income taxes are computed using the asset and liability method, such that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between US GAAP amounts and the tax bases of existing assets and liabilities based on currently enacted tax laws and tax rates in effect for the periods in which these temporary differences are expected to reverse or be settled. Income tax expense is the tax payable for the period plus the change during the period in deferred income taxes. We have certain state net operating loss carry forwards which expire in 2036. We consider a number of factors in its assessment of the recoverability of its net operating loss carryforwards including their expiration dates, the limitations imposed due to the change in ownership as well as future projections of income. Future changes in our operating performance along with these considerations may significantly impact the amount of net operating losses ultimately recovered, and its assessment of their recoverability.
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
Legal and Other Contingencies
We are subject to claims and litigation in the normal course of our business. The outcomes of claims and legal proceedings brought against us and other loss contingencies are subject to uncertainty. We accrue a charge when our management determines that it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. When a loss is probable, we record an accrual based on the reasonably estimable loss or range of loss. When no point of loss is more likely than another, we record the lowest amount in the estimated range of loss and disclose the estimated range. We do not record liabilities for reasonably possible loss contingencies, but do disclose a range of reasonably possible losses if they are material and we are able to estimate such a range. If we cannot provide a range of reasonably possible losses, we explain the factors that prevent us from determining such a range. In addition, we accrue for the authoritative judgments or assertions made against us by government agencies at the time of their rendering regardless of our intent to appeal. We regularly evaluate current information available to us to determine whether an accrual should be established or adjusted. Estimating the probability that a loss will occur and estimating the amount of a loss or a range of loss involves significant estimation and judgment.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rates
Our primary market risk exposure consists of risk related to changes in interest rates. We use the variable rate Senior Credit Facility, discussed previously, to finance our operations. This Senior Credit Facility exposes us to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases and conversely, if interest rates decrease, interest expense also decreases. We believe that it is prudent to limit our exposure to an increase in interest rates. Additional information regarding our borrowings appears in Note 13. Borrowing Arrangements to our Consolidated Financial Statements.
If we were to borrow the entire $140.1 million available under the revolving credit facility, a one percent (1%) increase in the average market rate would result in an increase in our annual interest expense of $1.4 million. This amount is determined by considering the impact of the hypothetical interest rates on our borrowing cost, but does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Due to the uncertainty of the specific changes and their possible effects, the foregoing sensitivity analysis assumes no changes in our financial structure.

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
Interest Rate Collars
In May 2019, we entered into three-year interest rate collar contracts with an aggregate $222.3 million notional amount. Interest rate collars are used to manage interest rate risk associated with variable interest rate borrowings under the Credit Agreement. The collars establish a range where we will pay the counterparties if the one-month U.S. dollar LIBOR rate falls below the established floor rate, and the counterparties will pay us if the one-month U.S. dollar LIBOR rate exceeds the established ceiling rate of 2.5%. The collars settle monthly through the termination date of April 2022. No payments or receipts are exchanged on the interest rate collar contracts unless interest rates rise above or fall below the pre-determined ceiling or floor rates. The notional amount amortizes consistent with the term loan portion of the Senior Credit Facility. These interest rate collars are classified as cash flow hedges, and we calculate the effectiveness of the hedge on a monthly basis. See Note 12. Fair Value Measurement, which is included in Part IV, Item 15. "Exhibits and Financial Statement Schedules," for additional disclosure on interest rate collar contract transactions. As of December 31, 2018, we had no ongoing derivative transactions.
Foreign Currency Risk
Substantially all of our operations are conducted in the United States and, as such, are not subject to material foreign currency exchange risk. All foreign investments are denominated in U.S. dollars, with the exception of Canada. We had approximately $2.9 million of Canadian dollar denominated cash instruments at December 31, 2019, and no debt instruments denominated in Canadian dollar at December 31, 2019. We do not hold any hedging instruments related to foreign currency transactions.
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
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Prior to the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (the "Evaluation") as of the last day of the period covered by this Form 10-K.
Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
Based upon the Evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective to promote reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time frames specified in the SEC's rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management's Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of our published financial statements.
Prior to the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, our management assessed the effectiveness of our internal control over financial reporting as of the last day of the period covered by the report. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (2017 Framework). Based on our Evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019. Management's assessment of internal control over financial reporting as of December 31, 2019 includes internal control over financial reporting related to Bags, which the Company acquired on November 30, 2018.
Ernst & Young LLP has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019, that were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.    Other Information
None.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information required by this item with respect to our directors and compliance by our directors, executive officers and certain beneficial owners of our common stock with Section 16(a) of the Exchange Act is incorporated by reference to all information under the captions entitled "Board Matters—Nominees for Director," "Board Matters—Nomination Process," "Our Corporate Governance Practices—Codes of Conduct and Ethics," "Board Committees and Meetings," "Executive Officers" and "Delinquent Section 16(a) Reports" included in our 2020 Proxy Statement.
We have adopted a code of ethics as part of our compliance program. The code of ethics applies to our Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and Corporate Controller (Principal Accounting Officer). In addition, we have adopted a code of business conduct that applies to all of our officers and employees. Any amendments to, or waivers from, our code of ethics will be posted on our website www.spplus.com. A copy of these codes of conduct and ethics will be provided to you without charge upon request to investor_relations@spplus.com.
Item 11.    Executive Compensation
Information required by this item is incorporated by reference to all information under the caption entitled "Board Committees and Meetings-Committees of the Board-Compensation Committee-Compensation Committee Interlocks and Insider Participation," "Compensation Discussion and Analysis," "Compensation Committee Report," "Executive Compensation," and "Non-Employee Director Compensation" included in our 2020 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item is incorporated by reference to all information under the caption entitled "Equity Compensation Plan Information" and "Security Ownership" included in our 2020 Proxy Statement.
Item 13.    Certain Relationships and Related Transactions and Director Independence
Information required by this item is incorporated by reference to all information under the caption "Board Matters—Nomination Process—Board Designees," "Our Corporate Governance Practices—Director Independence," "Our Corporate Governance Practices—Related-Party Transaction Policy," and "Transactions with Related Persons and Control Persons" included in our 2020 Proxy Statement.
Item 14.    Principal Accountant Fees and Services
Information required by this item is incorporated by reference to all information under the caption "Audit Committee Disclosure—Principal Accounting Fees and Services," and "Audit Committee Disclosure—Procedures for Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm" included in our 2020 Proxy Statement.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report

1. All Financial Statements
2. Financial Statement Schedule
The following financial statement schedule is included in this report and should be read in conjunction with the financial statements and Reports of Independent Registered Public Accounting Firm referred to above.

Schedule II—Valuation and Qualifying Accounts	87
Other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the notes thereto.
3. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date/Period End Date
2.1	Stock Purchase Agreement dated as of October 16, 2018, by and among Craig Mateer, ZWB Holdings, Inc., Rynn's Luggage Corporation and the Company. The schedules and exhibits to the Stock Purchase Agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K but will be provided supplementally to the Securities and Exchange Commission upon request.	8-K	2.1	October 17, 2018

3.1		Second Amended and Restated Certificate of Incorporation of the Company filed on June 2, 2004.	10-K	3.1	December 31, 2008

3.1.1		Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company effective as of January 7, 2008.	10-K	3.1.1	December 31, 2008

3.1.2		Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company effective as of April 29, 2010.	10-Q	3.1.3	June 30, 2010

3.1.3		Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company effective as of May 6, 2010.	10-Q	3.1.4	June 30, 2010

3.1.4		Certificate of Ownership and Merger, as filed with the Secretary of State of the State of Delaware on November 25, 2013, effective as of December 2, 2013.	8-K	3.1	December 2, 2013

3.2		Fourth Amended and Restated Bylaws of the Company dated January 1, 2010.	10-Q	3.1	September 30, 2016

3.2.1		Amendment to Fourth Amended and Restated Bylaws of the Company dated February 19, 2016.	10-Q	3.1.1	September 30, 2016

3.2.2		Amendment to Fourth Amended and Restated Bylaws of the Company dated August 5, 2016.	10-Q	3.1.2	September 30, 2016

4.1		Specimen common stock certificate.	10-K	4.1	December 31, 2015

4.2	*	Description of the Securities of the Registrant

10.1		Credit Agreement, dated as of November 30, 2018, by and among the Company, as the borrower; certain subsidiaries of the Company, as guarantors; Bank of America, N.A., as administrative agent, swing-line lender and a letter of credit issuer; Wells Fargo Bank, N.A., as syndication agent; BMO Harris Bank N.A., JPMorgan Chase Bank, N.A., KeyBank National Association, and U.S. Bank National Association, as co-documentation agents; Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Wells Fargo Securities LLC, as joint lead arrangers and joint bookrunners, and the lenders party thereto.	8-K	10.1	November 30, 2018

10.1.1	*	First Amendment to Credit Agreement, dated as of February 4, 2019, entered into among the Company, the Guarantors and Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer.	10-K	10.1.1	February 27, 2019

10.1.2		Second Amendment to Credit Agreement, dated as of October 30, 2019, by and among the Company, as the borrower; certain subsidiaries of the Company, as guarantors; Bank of America, N.A., as administrative agent, swing-line lender and a letter of credit issuer; Wells Fargo Bank, N.A., as syndication agent; BMO Harris Bank N.A., JPMorgan Chase Bank, N.A., KeyBank National Association, and U.S. Bank National Association, as co-documentation agents.	10-Q	10.1	October 31, 2019

10.2	+	Employment Agreement dated May 18, 1998 and made effective on March 30, 1998 between the Company and Robert N. Sacks.	10-K	10.24	December 31, 2001

10.2.1	+	First Amendment to Employment Agreement dated as of November 7, 2001 between the Company and Robert N. Sacks.	10-K	10.25	December 31, 2001

10.2.2	+	Second Amendment to Employment Agreement dated as of August 1, 2003 between the Company and Robert N. Sacks.	S-1	10.7.2	February 10, 2004

10.2.3	+	Third Amendment to Employment Agreement dated as of April 1, 2005 between the Company and Robert N. Sacks.	10-K	10.7.3	December 31, 2008

10.2.4	+	Fourth Amendment to Employment Agreement dated as of December 29, 2008 between the Company and Robert N. Sacks.	10-K	10.7.4	December 31, 2008

10.2.5	+	Fifth Amendment to Employment Agreement dated as of January 28, 2009 between the Company and Robert N. Sacks.	10-K	10.7.5	December 31, 2008

10.2.6	+	Sixth Amendment to Employment Agreement dated as of February 16, 2017 between the Company and Robert N. Sacks.	10-K	10.6.6	December 31, 2016

10.3	+	Amended and Restated Executive Employment Agreement dated as of December 1, 2002 between the Company and John Ricchiuto.	10-K	10.22.2	December 31, 2012

10.3.1	+	First Amendment to Amended and Restated Executive Employment Agreement dated as of April 11, 2005, between the Company and John Ricchiuto.	8-K	10.3	March 7, 2005

10.3.2	+	Second Amendment to Employment Agreement dated as of December 28, 2008 between the Company and John Ricchiuto.	10-K	10.10.2	December 31, 2012

10.3.3	+	Third Amendment to Employment Agreement dated as of April 2, 2012 between the Company and John Ricchiuto.	10-Q	10.8	June 30, 2012

10.4	+	Amended and Restated Employment Agreement by and between SP Plus Corporation and G Marc Baumann effective as of June 1, 2019.	10-Q	10.1	August 1, 2019

10.5	+	Executive Employment Agreement dated March 17, 2005 between the Company and Gerard M. Klaisle.	10-K	10.14	December 31, 2009

10.5.1	+	First Amendment to Executive Employment Agreement dated December 29, 2008 between the Company and Gerard M. Klaisle.	10-K	10.14.1	December 31, 2009

10.5.2	+	Second Amendment to Executive Employment Agreement dated July 28, 2011 between the Company and Gerald M. Klaisle.	10-Q	10.3	September 30, 2011

10.5.3	+	Third Amendment to Executive Employment Agreement dated February 16, 2017 between the Company and Gerald M. Klaisle.	10-K	10.10.3	December 31, 2016

10.6	+	Executive Employment Agreement dated as of September 10, 2012 and made effective as of October 2, 2012 between the Company and Rob Toy.	10-Q	10.9	September 30, 2012

10.6.1	+	First Amendment to Employment Agreement dated as of November 17, 2014 and made effective as of January 1, 2015 between the Company and Rob Toy.	10-K	10.7.1	December 31, 2017

10.6.2	+	Second Amendment to Employment Agreement dated February 15, 2017 between the Company and Rob Toy.	10-K	10.12.1	December 31, 2016

10.7	+	Amended and Restated Executive Employment Agreement between SP Plus Corporation and Kristopher H. Roy dated as of September 1, 2019	8-K/A	10.1	September 27, 2019

10.8	+	SP Plus Corporation Second Amended and Restated Long-Term Incentive Plan, dated as of February 11, 2019.	10-K	10.8	February 27, 2019

10.9	+	Form of Performance Share Agreement between the Company and Recipient.	10-K	4.1	December 31, 2015

10.10	+	Form of the Company's Restricted Stock Unit Agreement dated as of July 1, 2008.	8-K	10.1	July 2, 2008

10.10.1	+	First Amendment to Form of the Company's Restricted Stock Unit Agreement.	8-K	10.1	August 6, 2009

10.10.2	+	Second Amendment to Form of the Company's Restricted Stock Unit Agreement dated May 27, 2011.	8-K	10.1	June 2, 2011

10.10.3		Third Amendment to Form of the Company's Restricted Stock Unit Agreement dated March 2, 2017.	10-Q	10.1	May 6, 2019

10.11		Office Lease dated as of October 31, 2012 between the Company and Piedmont—Chicago Center Owner, LLC.	10-K	10.23	December 31, 2013

10.12		Office Lease dated as of October 17, 2013 between the Company and Riverview Business Center I & II, LLC.	10-K	10.24	December 31, 2013

10.13		Form of Property Management Agreement.	10-K	10.30	December 31, 2005

10.14		Guaranty Agreement of APCOA/Standard Parking, Inc. dated as of March 2000 to and for the benefit of the State of Connecticut, Department of Transportation.	10-K	10.27	December 31, 2008

10.15		Construction, Financing and Operating Special Facility Lease Agreement dated as of March 2000 between the State of Connecticut Department of Transportation and APCOA Bradley Parking Company, LLC.	10-K	10.28	December 31, 2008

10.16		Trust Indenture dated March 1, 2000 between State of Connecticut and First Union National Bank as Trustee.	10-K	10.29	December 31, 2008

21	*	Subsidiaries of the Company.

23	*	Consent of Independent Registered Public Accounting Firm dated as of February 20, 2020.

31.1	*	Section 302 Certification dated February 20, 2020 for G Marc Baumann, Director, President and Chief Executive Officer (Principal Executive Officer).

31.2	*	Section 302 Certification dated February 20, 2020 for Kristopher H. Roy, Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer).

32	**	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 20, 2020.

101.INS	*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	*	XBRL Taxonomy Extension Schema.

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	*	XBRL Taxonomy Extension Label Linkbase.

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase.
* Filed herewith.

** Furnished herewith.

+ Management contract or compensation plan, contract or agreement.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of SP Plus Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SP Plus Corporation (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2020 expressed an unqualified opinion thereon.
Adoption of ASU No. 2016-02
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842).
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill impairment

Description of the Matter
At December 31, 2019, the Company’s goodwill was $586 million. As discussed in Note 1 to the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level.
Auditing management’s annual goodwill impairment assessment was complex and highly judgmental due to the significant estimation required to determine the fair value of the reporting units. In particular, the fair value estimate was based on significant assumptions, including the weighted average cost of capital, gross profit growth rate and terminal values, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s review of the significant assumptions described above.
To test the estimated fair value of the Company’s reporting units, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We involved our valuation specialists to assist in evaluating the Company’s valuation models and the reasonableness of the significant assumptions described above. We compared the significant assumptions used by management to current industry and economic trends and evaluated whether any changes to the Company’s business model, customer base and other factors would affect the significant assumptions. We assessed the historical accuracy of management’s estimates and reviewed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions. In addition, we tested management’s reconciliation of the fair value of the reporting units to the overall market capitalization of the Company.

Valuation of insurance reserves incurred but not reported

Description of the Matter
As discussed in Note 1 to the consolidated financial statements, the Company purchases comprehensive liability insurance covering certain claims that occur in its operations, importantly including coverage for general liability, garage liability and automobile liability. In addition, the Company purchases workers' compensation insurance coverage for all eligible employees and umbrella/excess liability insurance coverage. Under these various insurance policies, the Company is effectively self-insured for all claims up to the deductible / retention amount of each loss. Any loss over the deductible / retention is the responsibility of the third-party insurer. The Company’s insurance reserves for claims that have been incurred but not reported (IBNR) are based upon historical claims experience and actuarial methods performed quarterly by a third party actuarial advisor. As of December 31, 2019, the insurance reserve for general, garage, automobile and workers’ compensation liabilities is recorded in Accrued insurance and Other long-term liabilities in the Consolidated Balance Sheets for the short term and long term portions, respectively.

Auditing management's estimate of insurance reserves involved a high degree of subjectivity because the estimate was sensitive to changes in assumptions, including management's assumptions for IBNR claims which includes estimating reporting and payment patterns for losses and the count of IBNR claims, as well as expected loss rates, benefit levels, and inflationary trends.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s IBNR process, including controls over management’s review of the significant assumptions described above.

To test the insurance reserves, we performed audit procedures over the completeness and accuracy of the underlying claims data provided to management’s third party actuarial advisers, which is the basis used to estimate total ultimate dollar value of claims and expected amount of IBNR claims. Furthermore, we involved our actuarial specialist to assist in our evaluation of the methodologies and assumptions applied by management’s third party actuarial advisers in determining the actuarially determined reserve. We compared the Company’s recorded reserves to a range which our actuarial specialist developed based on independently selected assumptions. We also reconciled management’s third party actuarial advisers’ report to the Company’s insurance liability reserve per the general ledger.

/s/ ERNST & YOUNG LLP
We have served as the Company’s auditor since 1989.
Chicago, Illinois
February 20, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of SP Plus Corporation

Opinion on Internal Control Over Financial Reporting

We have audited SP Plus Corporation’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, SP Plus Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15 and our report dated February 20, 2020 expressed an unqualified opinion thereon.

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

/s/ ERNST & YOUNG LLP

Chicago, Illinois
February 20, 2020

SP Plus Corporation
Consolidated Balance Sheets

	December 31,
(millions, except for share and per share data)	2019	2018
Assets
Cash and cash equivalents	$24.1	$39.9
Notes and accounts receivable, net	162.3	150.7
Prepaid expenses and other	24.7	17.2
Total current assets	211.1	207.8
Leasehold improvements, equipment and construction in progress, net	47.9	40.3
Right-of-use assets	431.7	—
Other assets
Advances and deposits	4.0	4.2
Other intangible assets, net	152.2	166.0
Favorable acquired lease contracts, net	—	17.6
Equity investments in unconsolidated entities	10.2	9.8
Other assets, net	21.6	17.3
Deferred taxes	10.6	14.6
Cost of contracts, net	4.3	9.2
Goodwill	586.0	585.5
Total other assets	788.9	824.2
Total assets	$1,479.6	$1,072.3
Liabilities and stockholders' equity
Accounts payable	$115.3	$110.1
Accrued rent	18.1	23.5
Compensation and payroll withholdings	28.7	25.8
Property, payroll and other taxes	6.8	9.5
Accrued insurance	19.2	19.7
Accrued expenses	48.6	45.1
Short-term lease liabilities	115.2	—
Current portion of long-term obligations under Senior Credit Facility and other long-term borrowings	17.9	13.2
Total current liabilities	369.8	246.9
Long-term borrowings, excluding current portion
Obligations under Senior Credit Facility	335.5	360.9
Other long-term borrowings	15.6	12.6
	351.1	373.5
Long-term lease liabilities	327.7	—
Unfavorable acquired lease contracts, net	—	24.7
Other long-term liabilities	57.1	58.6
Total noncurrent liabilities	735.9	456.8
Stockholders' equity
Preferred Stock, par value $0.01 per share; 5,000,000 shares authorized as of December 31, 2019 and 2018, respectively; no shares issued or outstanding	—	—
Common stock, par value $0.001 per share; 50,000,000 shares authorized as of December 31, 2019 and 2018; 24,591,127 issued and 22,950,360 outstanding as of December 31, 2019 and 23,089,159 issued and 22,783,976 outstanding as of December 31, 2018, respectively	—	—
Treasury stock at cost, 1,640,767 and 305,183 shares at December 31, 2019 and 2018, respectively	(55.3)	(7.5)
Additional paid-in capital	262.6	257.7
Accumulated other comprehensive loss	(2.7)	(2.4)
Retained earnings	169.5	120.7
Total SP Plus Corporation stockholders' equity	374.1	368.5
Noncontrolling interest	(0.2)	0.1
Total stockholders' equity	373.9	368.6
Total liabilities and stockholders' equity	$1,479.6	$1,072.3
See Notes to Consolidated Financial Statements.

SP Plus Corporation
Consolidated Statements of Income

	Years Ended December 31,
(millions, except for share and per share data)	2019	2018	2017
Services revenue
Lease type contracts	$408.9	$413.9	$563.1
Management type contracts	526.0	361.5	348.2
	934.9	775.4	911.3
Reimbursed management type contract revenue	728.8	693.0	679.2
Total services revenue	1,663.7	1,468.4	1,590.5
Cost of services
Lease type contracts	366.9	377.6	518.4
Management type contracts	339.9	213.8	207.6
	706.8	591.4	726.0
Reimbursed management type contract expense	728.8	693.0	679.2
Total cost of services	1,435.6	1,284.4	1,405.2
Gross profit
Lease type contracts	42.0	36.3	44.7
Management type contracts	186.1	147.7	140.6
Total gross profit	228.1	184.0	185.3
General and administrative expenses	109.0	91.0	82.9
Depreciation and amortization	29.4	17.9	21.0
Operating income	89.7	75.1	81.4
Other expense (income)
Interest expense	18.9	9.6	9.2
Interest income	(0.3)	(0.4)	(0.6)
Gain on sale of a business	—	—	(0.1)
Equity in (earnings) losses from investment in unconsolidated entity	—	(10.1)	0.7
Total other expenses (income)	18.6	(0.9)	9.2
Earnings before income taxes	71.1	76.0	72.2
Income tax expense	19.4	19.6	27.7
Net income	51.7	56.4	44.5
Less: Net income attributable to noncontrolling interest	2.9	3.2	3.3
Net income attributable to SP Plus Corporation	$48.8	$53.2	$41.2
Common stock data
Net income per common share
Basic	$2.21	$2.38	$1.86
Diluted	$2.20	$2.35	$1.83
Weighted average shares outstanding
Basic	22,080,025	22,394,542	22,195,350
Diluted	22,208,032	22,607,223	22,508,288
See Notes to Consolidated Financial Statements.

SP Plus Corporation
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(millions)	2019	2018	2017
Net income	$51.7	$56.4	$44.5
Other comprehensive (loss) income	(0.3)	(0.6)	0.2
Comprehensive income	51.4	55.8	44.7
Less: Comprehensive income attributable to noncontrolling interest	2.9	3.2	3.3
Comprehensive income attributable to SP Plus Corporation	$48.5	$52.6	$41.4
See Notes to Consolidated Financial Statements.

SP Plus Corporation
Consolidated Statements of Stockholders' Equity

	Common Stock
(millions, except for share and per share data)	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Noncontrolling Interest	Total
Balances at December 31, 2016	22,356,586	$—	$251.2	$(1.4)	$25.9	$(7.5)	$0.2	$268.4
Cumulative effect adjustment upon adoption of ASU No. 2016-09 on January 1, 2017	—	—	0.3	—	(0.3)	—	—	—
Balances at January 1, 2017	22,356,586	$—	$251.5	$(1.4)	$25.6	$(7.5)	$0.2	$268.4
Net income	—	—	—	—	41.2	—	3.3	44.5
Foreign currency translation adjustments	—	—	—	0.2	—	—	—	0.2
Issuance of stock grants	27,632	—	0.9	—	—	—	—	0.9
Issuance of restricted stock units	61,599	—	—	—	—	—	—	—
Issuance of performance stock units	96,855	—	—	—	—	—	—	—
Non-cash stock-based compensation related to restricted stock units and performance share units	—	—	2.2	—	—		—	2.2
Distribution to noncontrolling interest	—	—	—	—	—	—	(3.2)	(3.2)
Balances at December 31, 2017	22,542,672	$—	$254.6	$(1.2)	$67.0	$(7.5)	$0.2	$313.1
Cumulative effect adjustment upon adoption of ASU No. 2018-02 on January 1, 2018	—	—	—	(0.6)	0.6	—	—	—
Balances at January 1, 2018	22,542,672	—	254.6	(1.8)	67.6	(7.5)	0.2	313.1
Net income	—	—	—	—	53.2	—	3.2	56.4
Foreign currency translation adjustments	—	—	—	(0.6)	—	—	—	(0.6)
Issuance of stock grants	20,757	—	0.7	—	—	—	—	0.7
Issuance of restricted stock units	161,495	—	—	—	—	—	—	—
Issuance of performance stock units	59,052	—	—	—	—	—	—	—
Non-cash stock-based compensation related to restricted stock units and performance share units	—	—	2.4	—	—	—	—	2.4
Distribution to noncontrolling interest	—	—	—	—	—	—	(3.3)	(3.3)
Balances at December 31, 2018	22,783,976	$—	$257.7	$(2.4)	$120.7	$(7.5)	$0.1	$368.6
Net income	—	—	—	—	48.8	—	2.9	51.7
Foreign currency translation	—	—	—	0.1	—	—	—	0.1
Effective portion of cash flow hedge	—	—	—	(0.4)	—	—	—	(0.4)
Issuance of stock grants	14,076	—	0.8	—	—	—	—	0.8
Issuance of restricted stock units	90,214	—	—	—	—	—	—	—
Issuance of performance stock units	62,094	—	—	—	—	—	—	—
Non-cash stock-based compensation related to restricted stock units and performance share units	—	—	4.1	—	—	—	—	4.1
Treasury stock	—	—	—	—	—	(47.9)	—	(47.8)
Distribution to noncontrolling interest	—	—	—	—	—	—	(3.2)	(3.2)
Balances at December 31, 2019	22,950,360	$—	$262.6	$(2.7)	$169.5	$(55.3)	$(0.2)	$373.9

Note: Amounts may not foot due to rounding.

See Notes to Consolidated Financial Statements.

SP Plus Corporation
Consolidated Statements of Cash Flows

	Year Ended December 31,
(millions)	2019	2018	2017
Operating activities
Net income	$51.7	$56.4	$44.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29.3	18.8	21.7
Net accretion of acquired lease contracts	—	(1.1)	(2.2)
Loss on sale of equipment	—	—	0.2
Net equity in earnings of unconsolidated entities (net of distributions)	(0.4)	(0.4)	(8.5)
Gain on sale of equity method investment in unconsolidated entity	—	(10.1)	—
Net gain on sale of a business	—	—	(0.1)
Amortization of debt issuance costs	0.5	0.7	0.7
Amortization of original discount on borrowings	0.4	0.5	0.5
Non-cash stock-based compensation	4.9	3.1	3.1
Provision for losses on accounts receivable	1.1	1.5	0.7
Deferred income taxes	4.2	1.3	1.8
Changes in operating assets and liabilities
Notes and accounts receivable	(12.7)	(16.7)	(2.6)
Prepaid expenses and other	(6.9)	0.1	(1.8)
Other assets	(4.8)	2.1	(2.3)
Accounts payable	5.2	0.8	(7.2)
Accrued liabilities	3.5	13.9	(3.3)
Net cash provided by operating activities	76.0	70.9	45.2
Investing activities
Purchase of leasehold improvements and equipment	(10.2)	(8.9)	(6.8)
Proceeds from sale of equipment and contract terminations	0.3	0.2	0.8
Cash received from sale of a business, net of cash disposed	—	—	0.6
Proceeds from sale of equity method investee's sale of assets	—	19.3	8.4
Cost of contracts purchased	(2.6)	(1.1)	(0.7)
Acquisition of business, net of cash acquired	—	(277.9)	—
Net cash (used in) provided by investing activities	(12.5)	(268.4)	2.3
Financing activities
Proceeds from credit facility revolver	455.6	333.5	386.6
Payments on credit facility revolver	(470.6)	(186.3)	(410.1)
Proceeds from credit facility term loan	—	225.0	—
Payments on credit facility term loan	(11.3)	(150.0)	(20.0)
Payments of debt issuance costs and original discount on borrowings	—	(3.2)	—
Payments on other long-term borrowings	(2.3)	(0.5)	(0.5)
Distribution to noncontrolling interest	(3.2)	(3.3)	(3.2)
Repurchase of common stock	(47.6)	—	—
Net cash (used in) provided by financing activities	(79.4)	215.2	(47.2)
Effect of exchange rate changes on cash and cash equivalents	0.1	(0.6)	0.3
(Decrease) increase in cash and cash equivalents	(15.8)	17.1	0.6
Cash and cash equivalents at beginning of year	39.9	22.8	22.2
Cash and cash equivalents at end of year	$24.1	$39.9	$22.8
Supplemental Disclosures
Cash paid during the period for
Interest	$17.9	$8.5	$8.0
Income taxes, net	$15.3	$15.3	$26.5

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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current environment.
Foreign Currency Translation
The functional currency of the Company's Canadian operations is the Canadian dollar. Accordingly, assets and liabilities of the Company's foreign operations are translated from foreign currencies into U.S. dollars at the rates in effect on the balance sheet date while income and expenses are translated at the weighted-average exchange rates for the year. Adjustments resulting from the translations of foreign currency financial statements are accumulated and classified as a separate component of stockholders' equity.
Cash and Cash Equivalents
Cash equivalents represent funds temporarily invested in money market instruments with maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value. Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements were $0.5 million and $1.7 million as of December 31, 2019 and 2018, respectively, and are included within Cash and cash equivalents within the Consolidated Balance Sheets.
Allowance for Doubtful Accounts
Accounts receivable, net of the allowance for doubtful accounts, represents the Company's estimate of the amount that ultimately will be realized in cash. Management reviews the adequacy of its allowance for doubtful accounts on an ongoing basis, using historical collection trends, aging of receivables, and a review of specific accounts, and makes adjustments in the allowance as necessary. Changes in economic conditions or other circumstances could have an impact on the collection of existing receivable balances or future allowance considerations. As of December 31, 2019 and 2018, the Company's allowance for doubtful accounts was $1.9 million and $1.0 million, respectively.
Leasehold Improvements, Equipment and Construction in Progress, net
Leasehold improvements, equipment, software, vehicles, and other fixed assets are stated at cost less accumulated depreciation and amortization. Equipment is depreciated on the straight-line basis over the estimated useful lives ranging from 1 to 10 years. Expenditures for major renewals and improvements that extend the useful life of property and equipment are capitalized. Leasehold improvements are amortized on the straight-line basis over the terms of the respective leases or the service lives of the improvements, whichever is shorter (weighted average remaining life of approximately 4.6 years).
Certain costs associated with directly obtaining, developing or upgrading internal-use software are capitalized and amortized over the estimated useful life of software.
Cost of Contracts
Cost of contracts represents the cost of obtaining contractual rights associated with a managed type or lease-type contract. Cost of parking contracts are amortized over the estimated life of the contracts, including anticipated renewals and terminations. Estimated lives are based on the contract life or anticipated life of the contract. Effective January 1, 2019, cost of contracts associated with leases within the scope of ASU No. 2016-02 Leases (Topic 842) are included in the right-of-use assets balance.

Goodwill and Other Intangibles
Goodwill represents the excess of purchase price paid over the fair value of net assets acquired. In accordance with the Financial Accounting Standards Board's ("FASB") authoritative accounting guidance on goodwill, the Company evaluates goodwill for impairment on an annual basis, or more often if events or circumstances change that could cause goodwill to become impaired. The Company has elected to assess the impairment of goodwill annually on October 1 or at an interim date if there is an event or change in circumstances indicate the carrying value may not be recoverable. The goodwill impairment test is performed at the reporting unit level; the Company's reporting units represent its operating segments, consisting of Commercial and Aviation. Factors that could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the use of acquired assets or its business strategy, and significant negative industry or economic trends.
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
Intangible assets with finite lives are amortized over their estimated useful lives and reviewed for impairment when circumstances change that would indicate the carrying value may not be recoverable. Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. The Company evaluates the remaining useful life of the other intangible assets on a periodic basis to determine whether events or circumstances warrant a revision to the remaining useful life. Assumptions and estimates about future values and remaining useful lives of its intangible and other long-lived assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors, such as changes in its business strategy and internal forecasts. Although management believes the historical assumptions and estimates are reasonable and appropriate, different assumptions and estimates could materially impact reported financial results.
See Note 10. Other Intangible Assets, net and Note 11. Goodwill for further discussion.
Long-Lived Assets
The Company evaluates long-lived assets, primarily including Leasehold improvements, equipment and construction in progress, right-of use-assets and finite-lived intangible assets for impairment whenever events or circumstances indicate that the carrying value of an asset or asset group may not be recoverable. The Company groups assets at the lowest level for which cash flows are separately identified in order to measure an impairment. Events or circumstances that would result in an impairment review include a significant change in the use of an asset, or the planned sale or disposal of an asset. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset group. If it is determined to be impaired, the impairment recognized is measured by the amount by which the carrying value of the asset exceeds its fair value. The Company's estimates of future cash flows from such assets could be impacted if it underperforms relative to historical or projected future operating results.
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
Financial Instruments
The carrying values of cash, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these financial instruments. Book overdrafts of $29.3 million and $34.0 million are included within Accounts payable within the Consolidated Balance Sheets as of December 31, 2019, and 2018, respectively. Long-term debt has a carrying value that approximates fair value because the instruments bear interest at variable market rates.
Insurance Reserves
The Company purchases comprehensive casualty insurance covering certain claims that arise in connection with its operations. In addition, the Company purchases umbrella/excess liability coverage. Under the various liability and workers' compensation insurance policies, the Company is obligated to pay directly or reimburse the insurance carrier for the deductible / retention amount of each loss covered by its general/garage liability, automobile, workers' compensation and garage keepers legal liability policies. As a result, the Company is, in effect, self-insured for all claims within the deductible / retention amount of each loss. Any loss over the deductible / retention is the responsibility of the third-party insurer. The Company applies the provisions as defined in the guidance related to accounting for contingencies, in determining the timing and amount of expense recognition associated with claims against the Company. The expense recognition is based upon the Company's determination of an unfavorable outcome of a claim being deemed as probable and capable of being reasonably estimated, as defined in the guidance related to accounting for contingencies. This determination requires the use of judgment in both the estimation of probability and the amount to be recognized as an expense. The Company utilizes historical claims experience along with actuarial methods performed quarterly by a third party actuarial adviser in determining the required level of insurance reserves. As of December 31, 2019, the insurance reserve for general, garage, automobile and workers’ compensation liabilities is recorded in Accrued insurance and Other long-term liabilities in the Consolidated Balance Sheets for short term and long term balances, respectively. Future information regarding historical loss experience may require changes to the level of insurance reserves and could result in increased expense recognition in the future.
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
Equity Investment in Unconsolidated Entities
The Company has ownership interests in 30 active partnerships, joint ventures or similar arrangements that operate parking facilities, of which 25 are consolidated under the VIE or voting interest models and 5 are unconsolidated where the Company’s ownership interests range from 30-50 percent and for which there are no indicators of control. The Company accounts for such investments under the equity method of accounting, and its underlying share of each investee’s equity is included in Equity investments in unconsolidated entities within the Consolidated Balance Sheets. As the operations of these entities are consistent with the Company’s underlying core business operations, the equity in earnings of these investments are included in Services revenue - lease type contracts within the Consolidated Statements of Income. Included in equity earnings for the year ended December 31, 2017 are earnings of $8.5 million from the Company's proportionate share of the net gain of an equity method investees' sale of assets. The equity earnings in these related investments were $3.2 million, $2.7 million, and $11.3 million for the year ended December 31, 2019, 2018 and 2017, respectively.
In 2014, the Company entered into an agreement to establish a joint venture with Parkmobile USA, Inc. and contributed all of the assets and liabilities of its proprietary Click and Park parking prepayment business in exchange for a 30% interest in the newly formed legal entity called Parkmobile, LLC (“Parkmobile”). On January 3, 2018, the Company sold its entire 30% interest in Parkmobile to Parkmobile USA, Inc. for a gross sale price of $19.0 million and in the first quarter of 2018, the Company recognized a pre-tax gain of $10.1 million, net of closing costs, and included in Equity in (earnings) losses from investment in unconsolidated entity within the Consolidated Statements of Income for the year ended December 31, 2018. The Company historically accounted for its investment in the Parkmobile joint venture using the equity method of accounting, and its underlying share of equity in Parkmobile was included in Equity investments in unconsolidated entities within the Consolidated Balance

Sheets. The equity (earnings) losses in the Parkmobile joint venture were historically included in Equity in (earnings) losses from investment in unconsolidated entity within the Consolidated Statements of Income.
Noncontrolling Interests
Noncontrolling interests represent the noncontrolling holders' percentage share of income or losses from the subsidiaries in which the Company holds a majority, but less than 100 percent, ownership interest and the results of which are consolidated and included within in our Consolidated Financial Statements.
Sale of a Business
In August 2015, the Company sold portions of the Company’s security business primarily operating in the Southern California market to a third-party for a gross sales price of $1.8 million, which resulted in a gain on sale of business of $0.5 million, net of legal and other expenses. The assets under the sale agreement met the definition of a business as defined by ASU 805-10-55-4. Cash consideration received during 2015, net of legal and other expenses, was $1.0 million with the remaining consideration for the sale of the business being classified as contingent consideration. Per the sale agreement, the contingent consideration was based on the performance of the business and retention of current customers over an eighteen-month period ending in February 2017. The contingent consideration was valued at fair value as of the date of sale of the business and resulted in the Company recognizing a contingent receivable from the buyer in the amount of $0.5 million. The Company received $0.6 million for the final earn-out consideration from the buyer during 2017, which resulted in the Company recognizing an additional gain on sale of business of $0.1 million for the year ended December 31, 2017.
Income Taxes
Income tax expense involves management judgment as to the ultimate resolution of any tax issues. Historically, our assessments of the ultimate resolution of tax issues have been reasonably accurate. The current open issues are not dissimilar from historical items.
Deferred income taxes are computed using the asset and liability method, such that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between US GAAP amounts and the tax bases of existing assets and liabilities based on currently enacted tax laws and tax rates in effect for the periods in which these temporary differences are expected to reverse or be settled. Income tax expense is the tax payable for the period plus the change during the period in deferred income taxes. The Company has certain state net operating loss carry forwards which expire in 2036. The Company considers a number of factors in its assessment of the recoverability of its net operating loss carryforwards including their expiration dates, the limitations imposed due to the change in ownership as well as future projections of income. Future changes in the Company's operating performance along with these considerations may significantly impact the amount of net operating losses ultimately recovered, and its assessment of their recoverability.
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
On December 22, 2017, the U.S. Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was signed into law. The 2017 Tax Act included significant changes to the corporate income tax system in the United States, including a federal corporate rate reduction from 35% to 21% and the transition of United States international taxation from a worldwide tax system to a territorial tax system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act of 2017 (SAB 118), as issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete accounting for certain income tax effects of the 2017 Tax Act. The Company completed its analysis of the income tax effects of the 2017 Tax Act in the fourth quarter of 2018 (within the measurement period not to extend beyond one year) in accordance with SAB 118.

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

Topic 842 and its related ASUs were effective for interim and annual reporting periods beginning after December 15, 2018.

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

The standard had a material impact in the Company's Consolidated Balance Sheet, but did not have a material impact in the Company's Consolidated Income Statements and no impact in the Consolidated Statements of Cash Flow. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while the Company's accounting for finance leases remained substantially unchanged.

The impact of the standard on the Consolidated Balance Sheet as of December 31, 2019 is as follows:

	Impact of Changes in Accounting Policies as of December 31, 2019
(millions)	As Reported	Balances without Adoption of Topic 842	Impact of Adoption Increase/(Decrease)
Assets
Prepaid expenses and other (a)	$24.7	$25.3	$(0.6)
Right-of-use assets (b)	431.7	—	431.7
Favorable acquired lease contracts, net (c)	—	14.1	(14.1)
Cost of contracts, net (d)	4.3	8.3	(4.0)
Liabilities
Accrued rent (e)	$18.1	$26.8	$(8.7)
Short-term lease liabilities (f)	115.2	—	115.2
Long-term lease liabilities (g)	327.7	—	327.7
Unfavorable lease contracts, net (h)	—	19.2	(19.2)
Other long-term liabilities (i)	57.1	61.3	(4.2)

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Under existing guidance, the accounting for nonemployee share-based payments differs from that applied to employee awards, particularly with regard to the measurement date and the impact of performance conditions. This ASU provides that existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for nonemployee awards. The Company adopted the standard as of January 1, 2019. The standard did not have an impact on the Company’s financial position, results of operations, cash flows or financial statement disclosures.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This Update modifies accounting guidance for hedge accounting by making more hedge strategies eligible for hedge accounting, amending presentation and disclosure requirements, and changing how companies assess ineffectiveness. The intent is to simplify the application of hedge accounting and increase transparency of information about an entity’s risk management activities. The Company adopted the standard as of January 1, 2019. The standard did not have an impact on the Company’s financial position, results of operations, cash flows or financial statement disclosures.

In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as Benchmark Interest Rate for Hedge Accounting Purposes. This Update permits use of the OIS rate based on the SOFR as a U.S. benchmark interest rate for hedge accounting purposes. The Company adopted the standard as of January 1, 2019. The standard did not have an impact on the Company’s financial position, results of operations, cash flows or financial statement disclosures.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The ASU provides guidance that permits companies to reclassify disproportionate tax effects in accumulated other comprehensive income (AOCI) caused by the Tax Cuts and Jobs Act of 2017 (the "2017 Tax Act") to retained earnings. The FASB refers to these amounts as "stranded tax effects." Companies that elect to reclassify the effects associated with the change in US federal corporate income tax rate must do so for all items within AOCI. The new guidance also required all companies to include certain new disclosures in their financial statements, regardless of whether a company opts to make the reclassification. Companies were allowed to adopt the new guidance using one of two transition methods: (1) retrospective to each period (or periods) in which the income tax effects of the 2017 Tax Act related to items remaining in AOCI are recognized, or (2) at the beginning of the period of adoption. ASU No. 2018-02 was effective for all companies for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard is effective for interim and annual reporting periods beginning after December 15, 2019. The standard is not expected to have an impact on the Company’s financial position, results of operations, cash flows and financial statement disclosures.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard is effective for interim and annual reporting periods beginning after December 15, 2020. The Company is currently assessing the impact of adopting the standard on the Company's financial position, results of operations, cash flows and financial statement disclosures.

2. Leases

The Company leases parking facilities, office space, warehouses, vehicles and equipment and determines if an arrangement is a lease at inception. The Company rents or subleases certain real estate to third parties. The Company's sublease portfolio consists of operating leases for space within its leased parking facilities.
Prior to January 1, 2019, the Company recognized lease expense related to operating leases on a straight-line basis over the terms of the leases and, accordingly, recorded the difference between cash rent payments and recognition of rent expense as a deferred rent liability or prepaid rent. Landlord-funded leasehold improvements were also recorded as deferred rent liabilities and were amortized as a reduction of rent expense over the noncancelable term of the related operating lease. For leases that included one or more options to renew, the exercise of such renewal options is at the Company's sole discretion or mutual agreement. Certain of the Company's lease agreements include variable rent consisting primarily of payments that are a percentage of parking services revenue based on contractual levels and rental payments adjusted periodically for inflation.

Upon adoption of Topic 842, ROU assets represent the Company's "right-of-use" over an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The ROU asset includes cumulative prepaid or accrued rent on adoption date, unamortized lease incentives, unamortized initial direct costs, unamortized favorable acquired lease contracts, net and unfavorable acquired lease contracts, net initially recognized prior to adoption of Topic 842. The short term lease exception has been applied to leases with an initial term of 12 months or less and these leases are not recorded on the balance sheet.

As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. Lease expense is recognized on a straight-line basis over the lease term.

For leases that include one or more options to renew, the exercise of such renewal options is at the Company's sole discretion or mutual agreement. Equipment and vehicle leases also include options to purchase the leased property. The depreciable lives of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

Variable lease components comprising of payments that are a percentage of parking services revenue based on contractual levels and rental payments adjusted periodically for inflation are not included in the lease liability. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Consistent with other long-lived assets or asset groups that are held and used, the Company tests right-of-use assets when impairment indicators are present as detailed in Note 1. Significant Accounting Policies and Practices.

Service concession arrangements within the scope of ASU No. 2017-10, Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services, are excluded from the scope of Topic 842. Lease costs associated with these arrangements are recorded as a reduction of revenue. See Note 5. Revenue for further discussion. Upon adoption of Topic 842, favorable and unfavorable acquired lease contracts, net that represented the fair value of acquired lease contracts, arising from the October 2, 2012 acquisition of KCPC Holdings, Inc. the ultimate parent of Central Parking Corporation, are now included in the right-of-use assets balance. See Note 1. Significant Accounting Policies and Practices for the favorable and unfavorable acquired lease contracts, net balance reclassified to right-of-use assets upon adoption of Topic 842.

The components of leased assets and liabilities and classification on the Consolidated Balance Sheet as of December 31, 2019 were as follows:

(millions)	Classification	2019
Assets
Operating	Right-of-use assets	$431.7
Finance	Leasehold improvements, equipment and construction in progress, net	18.6
Total leased assets		$450.3
Liabilities
Current
Operating	Short-term lease liabilities	$115.2
Finance	Current portion of long-term obligations under credit facility and other long-term borrowings	3.1
Noncurrent
Operating	Long-term lease liabilities	327.7
Finance	Other long-term borrowings	15.6
Total lease liabilities		$461.6

The components of lease cost and classification on the Consolidated Statement of Income for the year ended December 31, 2019 were as follows:

(millions)	Classification	2019
Operating lease (a)	Cost of services - lease type contracts	$150.9
Short-term lease (a)	Cost of services - lease type contracts	33.1
Variable lease	Cost of services - lease type contracts	58.1
Operating lease cost		242.1
Finance lease cost
Amortization of leased assets	Depreciation and amortization	2.3
Interest on lease liabilities	Interest expense	0.9
Net lease cost		$245.3

(a) Includes $6.0 million operating lease costs related to leases for office space, classified in General and administrative expenses

Sublease income during the year ended December 31, 2019 was $5.5 million.

The Company has entered into operating lease arrangements as of December 31, 2019 that commence in future periods. The total amount of right-of-use assets and lease liabilities related to these arrangements are immaterial.

Maturities, lease term, and discount rate information of lease liabilities as of December 31, 2019 were as follows:

(millions)	Operating Leases	Finance Leases	Total
2020	$133.7	$4.0	$137.7
2021	104.0	4.0	108.0
2022	83.7	3.5	87.2
2023	56.8	2.5	59.3
2024	38.1	1.4	39.5
2025 and thereafter	96.9	6.0	102.9
Total lease payments	513.2	21.4	534.6
Less: Imputed interest	70.3	2.7	73.0
Present value of lease liabilities	$442.9	$18.7	$461.6
Weighted-average remaining lease term (years)	5.6	6.9
Weighted-average discount rate	4.9%	4.9%

Future sublease income for the above periods shown was excluded as the amounts are not material.

Supplemental cash flow information related to leases was as follows:

(millions)	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows related to operating leases	$179.0
Operating cash outflows related to finance leases	0.9
Financing cash outflows related to finance leases	2.3
Leased assets obtained in exchange for new operating liabilities	68.6
Leased assets obtained in exchange for new finance lease liabilities	6.8

3. Acquisition

On November 30, 2018, the Company acquired the outstanding shares (the "Acquisition") of ZWB Holdings, Inc. and Rynn's Luggage Corporation, and their subsidiaries and affiliates (collectively, "Bags"). Bags is a leading provider of baggage delivery, remote airline check in, and other related services, primarily to airline, airport and hospitality clients. Subject to the terms and conditions of the Stock Purchase Agreement, as consideration for the Acquisition, SP Plus paid to the seller total consideration of approximately $283.6 million. The consideration was comprised of $275.0 million of contractual cash consideration, $8.1 million related to the net working capital and cash acquired and $0.5 million for certain individual taxes to be paid by the seller (the “Cash Consideration”). As described in Note 20. Domestic and Foreign Operations, the Company integrated the Bags' operations into the Aviation segment, effective November 30, 2018.

The Acquisition has been accounted for as a business combination, and assets acquired and liabilities assumed were recorded at their estimated fair values. Goodwill as of the date of the Acquisition (the "acquisition date") is measured as the excess of consideration transferred, which is also generally measured at fair value or the net acquisition date fair values of the assets acquired and the liabilities assumed. The results of operations are reflected in the consolidated financial statements of the Company from the acquisition date.

The Company incurred certain acquisition and integration costs associated with the transaction that were expensed as incurred and are reflected in the Consolidated Statements of Income. See Note 4. Acquisition, Restructuring and Integration Costs.

The fair values of assets acquired and liabilities assumed are as follows:

(millions)	Initial	Measurement Period Adjustments	Final
Cash and cash equivalents	$5.9		$5.9
Notes and accounts receivable	13.2		13.2
Prepaid expenses and other	2.0		2.0
Advances and deposits	0.2		0.2
Leasehold improvements, equipment and construction in progress, net	1.5		1.5
Other intangible assets, net	118.0		118.0
Goodwill	154.1	0.3	154.4
Accounts payable	(6.5)		(6.5)
Accrued expenses	(4.1)	(0.3)	(4.4)
Other long-term liabilities	(0.7)		(0.7)
Net assets acquired and liabilities assumed	$283.6	$—	$283.6

Goodwill amounting to $154.4 million represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The goodwill recognized is attributable primarily to expanded revenue synergies and opportunities in the aviation and hospitality businesses, and other benefits that the Company believes will result from combining its operations with the operations of Bags. The goodwill acquired is deductible for tax purposes.

Other Intangibles assets, net acquired consist of the following:

(millions)	Estimated Life	Fair Value
Trade name	5.0 Years	$5.6
Customer relationships	12.4 - 15.8 Years	100.4
Existing technology	5.0 - 6.0 Years	10.4
Non-compete agreement	5.0 Years	1.6
Estimated fair value of identified intangibles		$118.0

The fair value for all identifiable intangible assets is based on assumptions that market participants would use in pricing an asset, based on the most advantageous market for the asset (i.e., its highest and best use). The fair value of trade names was determined with the relief from royalty savings method, which is a commonly-used variation of the income approach.  The Company considered the return on assets and market comparable methods when estimating an appropriate royalty rate for the trade names.  The fair value of acquired customer relationships was determined with the excess earnings method, which is a variation of the income approach.  This approach calculates the excess of the future cash inflows (i.e., revenue from customers generated from the relationships) over the related cash outflows (i.e., customer servicing expenses) generated over the useful life of the relationship.  The fair value of developed or existing technology was determined utilizing the relief from royalty savings method under the income approach with additional consideration given to asset deterioration rates.

Unaudited Pro forma financial information

The following unaudited pro forma results of operations for the years ended December 31, 2019 and 2018, assumes the Acquisition was completed on January 1, 2018, and as such Bags pre-acquisition results have been added to the Company’s historical results. The historical consolidated financial information of the Company and the Acquisition have been adjusted to give effect to pro forma events that are (1) directly attributable to the transaction, (2) factually supportable and (3) expected to have a continuing impact on the combined results. The pro forma results contained in the table below include adjustments for (i) amortization of acquired intangibles, (ii) reduced general and administrative expenses related to non-routine transaction expenses, (iii) increased interest expense related to the financing of the Acquisition, and (iv) estimated income tax effect.

The unaudited pro forma condensed combined financial information is presented solely for informational purposes and is not necessarily indicative of the combined results of operations or financial position that might have been achieved for the periods or dates indicated, nor is it necessarily indicative of the future results of the combined company. The unaudited pro forma condensed combined financial statements do not give effect to the potential impact of any anticipated benefits from any revenue synergies, cost savings or operating synergies that may result from the Acquisition or to any disynergies and integration related costs. Also, the unaudited pro forma condensed combined financial information does not reflect possible adjustments related to potential restructuring or integration activities that have yet to be determined or transaction or other costs following the combination that are not expected to have a continuing impact on the business of the combined company. Further, one-time transaction-related expenses anticipated to be incurred prior to, or concurrent with, the closing of the transaction are not included in the unaudited pro forma condensed combined statement of income as such transaction costs were determined not to be significant. Additionally, the unaudited pro forma financial information does not reflect the costs that the company has incurred or may incur to integrate Bags.

(millions)	2018
Total services revenue	$1,617.7
Net income attributable to SP Plus Corporation	55.1

Services revenue and net income related to Bags that are included in the Consolidated Statements of Income are $175.2 million and $12.4 million in 2019 and $14.2 million and $1.3 million in 2018, respectively, which are included in Services revenue - Management type contracts and Net income attributable to SP Plus Corporation, respectively.
4. Acquisition, Restructuring and Integration Costs
Acquisition, Restructuring and Integration Costs
The Company has incurred certain acquisition, restructuring, and integration costs that were expensed as incurred, which include:

•
transaction costs and other acquisition related costs (primarily professional and advisory services) primarily related to the Acquisition (included within General and administrative expenses within the Consolidated Statements of Income);

•
costs (primarily severance and relocation costs) related to a series of Company initiated workforce reductions to increase organizational effectiveness and provide cost savings that can be reinvested in the Company's growth initiatives, during 2019, 2018 and 2017 (included within General and administrative expenses within the Consolidated Statements of Income);

•
costs related to the selling stockholders' underwritten public offerings of common stock of the Company incurred during the second quarter 2017 (included within General and administrative expenses within the Consolidated Statements of Income); and

•	consulting costs for integration-related activities related to the Acquisition (included within General and administrative expenses within the Consolidated Statements of Income);
The aggregate costs associated with the acquisition, restructuring, and integration related costs for the years ended December 31, 2019, 2018 and 2017 are summarized in the following table:

	Year Ended December 31,
(millions)	2019	2018	2017
General and administrative expenses	$1.3	$8.1	$1.2

An accrual for acquisition, restructuring and integration costs of $0.1 million (of which, $0.1 million is included in Compensation and payroll withholdings within the Consolidated Balance Sheets) and $3.3 million (of which, $1.0 million is included in Compensation and payroll withholdings, $2.1 million is included in Accrued Expenses, and $0.5 million in Other long-term liabilities within the Consolidated Balance Sheets) as of December 31, 2019 and 2018, respectively. As of December 31, 2019, all accruals for acquisition, restructuring, and integration are short term in nature.
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

Contracts with customers and clients

The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability of consideration is probable. Once a contract is identified, the Company evaluates whether the combined or single contract should be accounted for as more than one performance obligation. Substantially all of the Company's revenues come from the following two types of arrangements: Lease type and Management type contracts.

Lease type contracts

Under lease type arrangements, the Company pays the property owner a fixed base rent or payment, percentage rent or payment that is tied to the facility’s financial performance, or a combination of both. The Company operates the parking facility and is responsible for most operating expenses, but typically is not responsible for major maintenance, capital expenditures or real estate taxes. Performance obligations related to lease type contracts include parking for transient and monthly parkers. Revenue is recognized over time as the Company provides services. As noted in Note 1. Significant Accounting Policies and Practices and in accordance with Topic 853, certain expenses, primarily rental expense for the contractual arrangements that meet the definition of service concession arrangements, are recorded as a reduction of revenue for the year ended December 31, 2019 and 2018, respectively.

Management type contracts

Management type contract revenue consists of management fees, including both fixed, variable and/or performance-based fees. In exchange for this consideration, the Company has a bundle of performance obligations that include services such as managing the facilities and providing certain services to a client. The Company believes that it can generally purchase required insurance for the location at lower rates than clients can obtain on their own because the Company is effectively self-insured for all liability, workers' compensation and health care claims by maintaining a large per-claim deductible. As a result, the Company generates operating income on the insurance provided under its management type contracts by focusing on our risk management efforts and controlling losses. Management type contract revenues do not include gross customer collections at the managed facilities or for providing certain services to a client, as these revenues belong to the clients rather than to the Company. Management type contracts generally provide the Company with management fees regardless of the operating performance of the underlying facilities. Revenue is recognized over time as the Company provides services.

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

Reimbursed management type contract revenue and expense

The Company recognizes both revenues and expenses, in equal amounts, that are directly reimbursed operating expenses incurred under a management type contract. The Company has determined it is the principal in these transactions as the nature of its performance obligations is for the Company to provide the services on behalf of the customer. As the principal to these related transactions, the Company has control of the promised services before they are transferred to the customer.

Disaggregation of revenue

The Company disaggregates its revenue from contracts with customers by type of arrangement for each of our reportable segments. The Company has concluded that such disaggregation of revenue best depicts the overall economic nature, timing and uncertainty of the Company's revenue and cash flows affected by the economic factors of the respective contractual arrangement. See Note 20. Domestic and Foreign Operations for further information on disaggregation of the Company's revenue by segment.

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

Our performance obligations are primarily satisfied over time as the Company provides the related services. Typically, revenue is recognized over time on a straight-line basis as the Company satisfies the related performance obligation. There are certain management type contracts where revenue is recognized based on costs incurred to date plus a reasonable margin. The Company has concluded this is a faithful depiction of how control is transferred to the customer. Performance obligations satisfied at a point in time for the year ended December 31, 2019 and 2018, respectively, were not significant.
The time between completion of the performance obligation and collection of cash is typically not more than 30 - 60 days. In certain contractual arrangements, such as monthly parker contracts, cash is collected in advance of the Company commencing its performance obligations under the contractual arrangement.
As of December 31, 2019, the Company had $152.9 million related to performance obligations that were unsatisfied or partially unsatisfied for which the Company expects to recognize revenue. This amount excludes variable consideration primarily related to contracts where the Company and customer share the gross revenues or operating profit for the location and contracts where transaction prices include performance incentives that are constrained at contract inception. These performance incentives are based on measures that are ascertained exclusively by future performance and therefore cannot be estimated at contract inception by the Company. The Company applies the practical expedient that permits exclusion of information about the remaining performance obligations that have original expected durations of one year or less.
The Company expects to recognize remaining performance obligations as revenue in future periods as follows:

(millions)	Remaining Performance Obligations
2020	$62.8
2021	39.5
2022	21.5
2023	14.2
2024	8.0
2025 and thereafter	6.9
Total	$152.9

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

Contract assets and liabilities are reported on a contract-by-contract basis and are included in Notes and accounts receivable, net and Accrued expenses, respectively, on the Consolidated Balance Sheet as of December 31, 2019 and 2018. Impairment charges related to accounts receivable for the years ended December 31, 2019, 2018 and 2017, were not significant. There were no impairment charges recorded on contract assets and liabilities for the years ended December 31, 2019, 2018 and 2017. Information about contract assets and contract liabilities with customers and clients as of December 31, 2019 and 2018 is presented below:

(millions)	2019	2018
Accounts receivable	$151.3	$139.3
Contract asset	11.0	11.4
Contract liability	19.4	19.1

Changes in contract assets include recognition of additional consideration due from the customer or client once the Company obtains an unconditional right to the consideration offset by reclassifications of contract asset balances to accounts receivable when the Company obtains an unconditional right to consideration, thereby establishing an accounts receivable. Information about changes to contract asset balances for the year ended December 31, 2019 and 2018 are presented below:

(millions)	2019	2018
Balance as of January 1	$11.4	$12.2
Additional contract assets	11.0	11.4
Reclassification to accounts receivable	(11.4)	(12.2)
Balance as of December 31	$11.0	$11.4

Changes in contract liability primarily include additional contract liabilities and liquidation of contract liabilities when revenue is recognized. The entire contract liability balance as of January 1, 2019 was recognized as revenue during the year ended December 31, 2019 and the Company expects the balance as of December 31, 2019 to be recognized as revenue over the next twelve months. Information about changes to contract liability balances for the year ended December 31, 2019 and 2018 are presented below:

(millions)	2019	2018
Balance as of January 1	$(19.1)	$(20.5)
Additional contract liabilities	(19.4)	(19.1)
Recognition of revenue from contract liabilities	19.1	20.5
Balance as of December 31	$(19.4)	$(19.1)

Cost of contracts, net
Cost of contracts, net represents the cost of obtaining contractual rights associated with providing services for lease or management type contracts. Incremental costs incurred to obtain parking contracts are amortized on a straight line basis over the estimated life of the contracts, including anticipated renewals and terminations. This is consistent with the timing of when the Company satisfies the related performance obligations. Estimated lives are based on the contract life or anticipated lives of the contract.

See Note 9. Cost of Contracts, net for amortization expense related to cost of contracts. Amortization expense of cost of contracts related to service concession arrangements within the scope of Topic 853 is recorded as a reduction of revenue and was not significant for the years ended December 31, 2019, 2018 and 2017, respectively.

As of December 31, 2019 and 2018, cost of contracts net of accumulated amortization included on the Consolidated Balance Sheets was $4.3 million and $9.2 million, respectively. No impairment charges were recorded for the year ended December 31, 2019, 2018 and 2017, respectively.
6. Net Income per Common Share
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
A reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding is as follows:

	Year Ended December 31,
(millions, except share and per share data)	2019	2018	2017
Net income attributable to SP Plus Corporation	$48.8	$53.2	$41.2
Basic weighted average common shares outstanding	22,080,025	22,394,542	22,195,350
Dilutive impact of share-based awards	128,007	212,681	312,938
Diluted weighted average common shares outstanding	22,208,032	22,607,223	22,508,288
Net income per common share
Basic	$2.21	$2.38	$1.86
Diluted	$2.20	$2.35	$1.83

For all years presented above, unvested performance share units were excluded from the computation of weighted average diluted common share outstanding because the number of shares ultimately issuable is contingent on the Company's performance goals, which were not achieved as of the reporting date.
There are no additional securities that could dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share, other than those disclosed.
7. Stock-Based Compensation
The Company measures stock-based compensation expense at the grant date, based on the estimated fair value of the award, and the expense is recognized over the requisite employee service period or performance period (generally the vesting period) for awards expected to vest. The Company accounts for forfeitures of stock-based awards as they occur.
The Company has an amended and restated long-term incentive plan (the "Plan") that was adopted in conjunction with its initial public offering in 2004. On March 7, 2018, the Board approved an amendment and restatement of the Plan that increased the number of shares of common stock available under the Plan from 2,975,000 to 3,775,000. Company stockholders approved the

Plan amendment and restatement on May 8, 2018. Forfeited and expired options under the Plan become generally available for reissuance. At December 31, 2019, 746,816 shares remained available for award under the Plan.
Stock Grants
The following is a summary of Company authorized vested stock grants to certain directors for the year ended December 31, 2019, 2018 and 2017. Stock-based compensation expense related to vested stock grants are included in General and administrative expenses within the Consolidated Statements of Income.

	Year Ended December 31,
(millions, except stock grants)	2019	2018	2017
Vested stock grants	14,076	12,736	16,428
Stock-based compensation expense	$0.5	$0.5	$0.5

Restricted Stock Units
During the year ended December 31, 2019, the Company authorized certain one-time grants of 37,235 restricted stock units to certain executives that vest three years from date of issuance. The restricted stock unit agreements are designed to reward performance over a three-year period.
During the year ended December 31, 2018, the Company authorized certain one-time grants of 48,663 and 8,426 restricted stock units to certain executives that vest three years and five years from date of issuance, respectively. The restricted stock unit agreements are designed to reward performance over three or five-year periods.
No grants of restricted stock units were authorized during the year ended December 31, 2017.
The fair value of restricted stock units is determined using the market value of the Company's common stock on the date of the grant, and compensation expense is recognized over the vesting period.
A summary of the status of the restricted stock units as of December 31, 2019, and changes during the years ended December 31, 2019, 2018 and 2017, are presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested as of December 31, 2016	334,197	$19.45
Issued	22,000	18.25
Vested	(26,399)	18.98
Forfeited	(4,537)	21.92
Nonvested as of December 31, 2017	325,261	$19.37
Issued	57,089	35.28
Vested	(173,240)	19.67
Forfeited	(6,456)	21.57
Nonvested as of December 31, 2018	202,654	$23.53
Issued	37,235	33.61
Vested	(78,469)	19.41
Forfeited	(7,978)	35.35
Nonvested as of December 31, 2019	153,442	$27.46

The table below shows the Company's stock-based compensation expense related to the restricted stock units for the years ended December 31, 2019, 2018 and 2017, and is included in General and administrative expenses within the Consolidated Statements of Income.

	Year Ended December 31,
(millions)	2019	2018	2017
Stock-based compensation expense	$1.1	$0.9	$0.9

Unrecognized stock-based compensation expense related to the restricted stock units and the respective weighted average periods in which the expense will be recognized for the years ended December 31, 2019, 2018 and 2017, is shown in the table below.

	Year Ended December 31,
(millions)	2019	2018	2017
Unrecognized stock-based compensation	$1.7	$1.8	$0.9
Weighted average (years)	1.8 years	2.3 years	2.1 years

Performance Share Units
In September 2014, the Board of Directors authorized a performance-based incentive program under the Plan ("Performance-Based Incentive Program"), whereby the Company issues performance share units to certain executive management individuals that represent shares potentially issuable in the future. The objective of the performance-based incentive program is to link compensation to business performance, encourage ownership of Company stock, retain executive talent, and reward executive performance. The Performance-Based Incentive Program provides participating executives with the opportunity to earn vested common stock if certain performance targets for pre-tax free cash flow are achieved over the cumulative three-year period and recipients satisfy service-based vesting requirements. The stock-based compensation expense associated with unvested performance-based incentives is recognized on a straight-line basis over the shorter of the vesting period or minimum service period and dependent upon the probable outcome of the number of shares that will ultimately be issued based on the achievement of pre-tax free cash flow over the cumulative three-year period.
In March 2019, the Board of Directors authorized a performance-based incentive program under the Company's Long-Term Incentive Plan ("2019 Performance-Based Incentive Program"). The 2019 Performance-Based Incentive Program is similar to the 2017 and 2018 Performance-Based Incentive Program, with the exception of the number of shares ultimately to be issued is based on the achievement of free cash flow before cash tax and interest payments over the cumulative three-year period of 2019 through 2021.
During 2019, certain participating executives became vested in 3,631 Performance-Based Incentive Program shares based on retirement eligibility. Stock-based compensation related to these shares was not significant and has been recognized in General and administrative expenses. Additionally, participating executives became vested in the Performance-Based Incentive Program shares based on meeting eligibility for vesting at the end of the three-year performance period of 2017 through 2019. As a result, 40,214 shares were vested to these participating executives as of December 31, 2019.
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
In March 2017, the Board of Directors authorized another performance-based incentive program under the Company's Long-Term Incentive Plan ("2017 Performance-Based Incentive Program"). The 2017 Performance-Based Incentive Program is similar to the 2016 Performance-Based Incentive Program, with the exception of the number of shares ultimately to be issued is based on the achievement of free cash flow before cash tax payments over the cumulative three-year period of 2017 through 2019.
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

A summary of the status of the performance share units as of December 31, 2019, and changes during the years ended December 31, 2019, 2018 and 2017 are presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested as of December 31, 2016	159,477	$22.99
Issued (1)	29,494	29.51
Vested	(61,919)	22.63
Forfeited	(11,770)	25.86
Nonvested as of December 31, 2017	115,282	28.01
Issued (2)	55,640	36.49
Vested	(66,657)	25.42
Forfeited	(10,572)	29.70
Nonvested as of December 31, 2018	93,693	35.92
Issued (3)	173,594	33.80
Vested	(43,845)	33.15
Forfeited	(11,819)	35.13
Nonvested as of December 31, 2019	211,623	$34.62

(1) Includes a reduction of 59,091 shares of performance adjustments made at a weighted average grant-date fair value of $26.07.
(2) Includes a reduction of 45,075 shares of performance adjustments made at a weighted average grant-date fair value of $35.86.
(3) Includes an increase of 48,632 shares of performance adjustments made at a weighted average grant-date fair value of $36.05.
The table below shows the Company's stock-based compensation expense related to the Performance-Based Incentive Program for the years ended December 31, 2019, 2018 and 2017, which is included in General and administrative expenses within the Consolidated Statements of Income.

	Year Ended December 31,
(millions)	2019	2018	2017
Stock-based compensation expense	$3.3	$1.4	$1.3

Future compensation expense for currently outstanding awards under the Performance-Based Incentive Program could reach a maximum of $11.3 million. Stock-based compensation for the Performance-Based Incentive Program is expected to be recognized over a weighted average period of 1.8 years.
8. Leasehold Improvements, Equipment and Construction in Progress, net
Leasehold improvements, equipment, and construction in progress and related accumulated depreciation and amortization is as follows:

		December 31
(millions)	Ranges of Estimated Useful Life	2019	2018
Equipment	1 - 10 Years	$45.2	$41.5
Software	2 - 5 Years	39.7	34.7
Vehicles	1 - 10 Years	30.0	23.6
Other	3 Years	0.6	0.6
Leasehold improvements	Shorter of lease term or economic life up to 10 years	18.8	17.7
Construction in progress		6.3	4.4
		140.6	122.5
Accumulated depreciation and amortization		(92.7)	(82.2)
Leasehold improvements, equipment and construction in progress, net		$47.9	$40.3

Asset additions are recorded at cost, which includes interest on significant projects. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated useful lives or over the terms of the respective leases, whichever is shorter, and depreciated on the straight-line basis. Plant and equipment are reviewed for impairment when conditions indicate an impairment or future impairment; the assets are either written down or the useful life is adjusted to the remaining period of estimated useful life.
The table below shows the Company's depreciation and amortization expense related to Leasehold improvements, equipment and construction in progress for the years ended December 31, 2019, 2018 and 2017, and is included in Depreciation and amortization expense within the Consolidated Statements of Income.

	Year Ended December 31,
(millions)	2019	2018	2017
Depreciation expense	$12.8	$9.6	$11.3

9. Cost of Contracts, net
Cost of contracts, net, is comprised of the following:

	December 31,
(millions)	2019	2018
Cost of contracts	$26.0	$33.8
Accumulated amortization	(21.7)	(24.6)
Cost of contracts, net	$4.3	$9.2

The expected future amortization of cost of contracts is as follows:

(millions)	Cost of Contract
2020	$1.2
2021	0.8
2022	0.7
2023	0.6
2024	0.5
2025 and Thereafter	0.5
Total	$4.3
The table below shows the Company's amortization expense related to costs of contracts for the years ended December 31, 2019, 2018 and 2017, and is primarily included in Depreciation and amortization within the Consolidated Statements of Income.

	Year Ended December 31,
(millions)	2019	2018	2017
Amortization expense	$1.9	$3.0	$3.2
Weighted average life (years)	10.0	9.4	9.8
Effective January 1, 2019, cost of contracts associated with leases within the scope of ASU No. 2016-02 Leases (Topic 842) are included in the right-of-use assets balance. See Note 1. Significant Accounting Policies and Practices for the Cost of contract, net balance reclassified to right-of-use assets upon adoption of Topic 842. Additionally, see Note. 2 Leases for further discussion.

10. Other Intangible Assets, net
The following presents a summary of other intangible assets:

		December 31,
		2019			2018
(millions)	Weighted Average Life (Years)	Acquired Intangible Assets, Gross	Accumulated Amortization	Acquired Intangible Assets, Net	Acquired Intangible Assets, Gross	Accumulated Amortization	Acquired Intangible Assets, Net
Covenant not to compete	2.9	$2.9	$(0.3)	$2.6	$1.6	$—	$1.6
Trade names and trademarks	3.9	5.6	(1.2)	4.4	6.3	(0.7)	5.6
Proprietary know how	4.7	10.4	(2.0)	8.4	11.0	(0.8)	10.2
Management contract rights	9.0	81.0	(37.4)	43.6	81.0	(32.2)	48.8
Customer relationships	13.9	100.4	(7.2)	93.2	100.4	(0.6)	99.8
Acquired intangible assets, net (1)	11.5	$200.3	$(48.1)	$152.2	$200.3	$(34.3)	$166.0

(1) Intangible assets have estimated remaining lives between 2 and 14 years.
The table below shows the amortization expense related to intangible assets for the years ended December 31, 2019, 2018 and 2017, and is included in Depreciation and amortization within the Consolidated Statements of Income.

	Year Ended December 31,
(millions)	2019	2018	2017
Amortization expense	$15.1	$6.1	$7.2

The expected future amortization of intangible assets as of December 31, 2019 is as follows:

(millions)	Intangible asset amortization
2020	$15.7
2021	15.7
2022	15.1
2023	14.9
2024	13.1
2025 and thereafter	77.7
Total	$152.2

11. Goodwill
The amounts for goodwill and changes to carrying value by reportable segment are as follows:

(millions)	Commercial	Aviation	Total
Balance as of December 31, 2017	$369.0	$62.7	$431.7
Goodwill acquired	—	154.1	154.1
Foreign currency translation	(0.3)	—	(0.3)
Balance as of December 31, 2018	$368.7	$216.8	$585.5
Purchase price adjustments	—	0.3	0.3
Foreign currency translation	0.2	—	0.2
Balance as of December 31, 2019	$368.9	$217.1	$586.0

The Company tests goodwill at least annually for impairment (the Company has elected to annually test for potential impairment of goodwill on the first day of the fourth quarter) and tests more frequently if indicators are present or changes in circumstances suggest that impairment may exist. The indicators include, among others, declines in sales, earning or cash flows or the development of a material adverse change in business climate. The Company assesses goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a reporting unit. The reporting units are also its reportable segments of Commercial and Aviation. See Note 1. Significant Accounting Policies and Practices for additional detail on the Company's policy for assessing goodwill for impairment.
The Company completed a quantitative test (Step One) of goodwill impairment as of October 1, 2019 and concluded that the estimated fair values of each of the Company’s reporting units exceeded its carrying amount of net assets assigned to each reporting unit and therefore no further testing was required (Step Two). In conducting the October 1, 2019 goodwill impairment quantitative test (Step One), the Company analyzed actual and projected growth trends of the reporting units, gross margin, operating expenses and Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (which also includes forecasted five-year income statement and working capital projection, a market-based weighted average cost of capital and terminal values after five years). The Company also assesses critical areas that may impact its business including economic conditions, market related exposures, competition, changes in service offerings and changes in key personnel. As part of the October 1, 2019 goodwill assessment, the Company engaged a third-party to evaluate its reporting units’ fair values. No impairment was identified as a result of the goodwill impairment test performed for such period.
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
The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis and the basis of measurement at December 31, 2019 and December 31, 2018:

Fair Value Measurement
	December 31, 2019			December 31, 2018
(millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$24.1	$—	$—	$39.9	$—	$—
Liabilities
Accrued expenses
Interest rate collars	—	(0.6)	—	—	—	—
Total	$24.1	$(0.6)	$—	$39.9	$—	$—

Interest Rate Collars

The Company seeks to minimize risks from interest rate fluctuations through the use of interest rate collar contracts and hedge only exposures in the ordinary course of business. Interest rate collars are used to manage interest rate risk associated with the Company's floating rate debt. Effective May 2019, the Company entered into three zero cost interest rate collar contracts with an aggregate notional amount of $222.3 million with maturity dates of April 2022. The notional amount amortizes consistent with the term loan portion of the Senior Credit Facility. See Note 13. Borrowing Arrangements for additional disclosure on interest rate collar contract transactions. The Company accounts for its derivative instruments at fair value. Derivatives held by the Company are designated as hedges of specific exposures at inception, with an expectation that changes in the fair value will essentially offset the change in the underlying exposure. Discontinuance of hedge accounting is required whenever it is subsequently determined that an underlying transaction is not going to occur, with any gains or losses recognized in the Consolidated Statements of Income at such time, with any subsequent changes in fair value recognized currently in earnings.

The fair value of interest rate collars is a Level 2 fair value measurement, based on quoted prices of similar items in active markets. The effective portion of the change in fair value of the interest rate collars is reported in Accumulated other comprehensive income and is recognized as an adjustment to interest expense or other (expense) income, respectively, over the same period the related expenses are recognized in earnings. Gains and losses from cash flow hedging instruments reclassified from Accumulated other comprehensive income to earnings are reported as Cash provided by operating activities on the Consolidated Statements of Cash Flows. The Company did not enter into derivative transactions during the year ended December 31, 2018.

See Note 18. Accumulated Other Comprehensive Income (Loss) for the amount of gain (loss) recognized in Other Comprehensive loss on the interest rate collars. No gain (loss) was reclassified from Accumulated Other Comprehensive loss during the year ended December 31, 2019. No gain (loss) was recognized in income on the interest rate collars resulting from hedge ineffectiveness or exclusion from the assessment of hedge effectiveness.

The following table presents summarized information about the Company's interest rate collars:

Interest Rate Collars
December 31, 2019
		Interest Rate Parameters
(millions)	Maturity Date	Notional Amount	LIBOR Ceiling	LIBOR Floor
Collar 1	April 2022	$74.1	2.5%	1.2%
Collar 2	April 2022	74.1	2.5%	1.3%
Collar 3	April 2022	74.1	2.5%	1.4%
Total		$222.3

Nonrecurring Fair Value Measurements
Certain assets are measured at fair value on a nonrecurring basis; that is, the assets are measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). Non-financial assets such as goodwill, intangible assets, and leasehold improvements, equipment and construction in progress are subsequently measured at fair value when there is an indicator of impairment and recorded at fair value only when impairment is recognized. The Company assesses the impairment of intangible assets annually or whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. The fair value of its goodwill and intangible assets is not estimated if there is no change in events or circumstances that indicate the carrying amount of an intangible asset may not be recoverable. The purchase price of business acquisitions is primarily allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition dates, with the excess recorded as goodwill. The Company utilizes Level 3 inputs in the determination of the initial fair value using certain assumptions, which are further discussed in Note 3. Acquisition. There were no impairment charges for the years ended December 31, 2019, 2018 and 2017.
Financial Instruments Not Measured at Fair Value
The fair value of the Restated Credit Facility and Other obligations approximates the carrying amount due to variable interest rates and would be classified as a Level 2. See Note 13. Borrowing Arrangements, for further information.
13. Borrowing Arrangements
Long-term borrowings, in order of preference, consisted of the following:

		Amount Outstanding
		December 31,
(millions)	Maturity Date	2019	2018
Senior Credit Facility, net of original discount on borrowings and deferred financing costs	November 30, 2023	$345.9	$371.2
Other borrowings	Various	23.1	15.5
Total obligations under Senior Credit Facility and other borrowings		369.0	386.7
Less: Current portion of obligations under Senior Credit Facility and other borrowings		17.9	13.2
Total long-term obligations under Senior Credit Facility and other borrowings		$351.1	$373.5

Aggregate minimum principal maturities of long-term borrowings for the fiscal years following December 31, 2019, are as follows:

(millions)
2020	$18.7
2021	15.5
2022	14.2
2023	317.2
2024	1.1
Thereafter	5.1
Total debt	371.8
Less: Current portion, including debt discount	17.9
Less: Original discount on borrowings	1.2
Less: Deferred financing costs	1.6
Total long-term portion, obligations under credit facility and other borrowings	$351.1

Senior Credit Facility
On November 30, 2018 (the "Closing Date") and in connection with the Acquisition, the Company entered into a credit agreement (the “Credit Agreement”) with Bank of America, N.A. (“Bank of America”), as Administrative Agent, swing-line lender and a letter of credit issuer; Wells Fargo Bank, N.A., as syndication agent; BMO Harris Bank N.A., JPMorgan Chase Bank, N.A., KeyBank National Association and U.S. Bank National Association, as co-documentation agents; Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners; and the lenders party thereto (the “Lenders”). Pursuant to the terms, and subject to the conditions, of the Credit Agreement, the Lenders made available to the Company a new senior secured credit facility (the “Senior Credit Facility”) that permits aggregate borrowings of $550 million consisting of (i) a revolving credit facility of up to $325 million at any time outstanding, which includes a letter of credit facility that is limited to $100 million at any time outstanding, and (ii) a term loan facility of $225 million. The Senior Credit Facility matures on November 30, 2023.
The entire amount of the term loan portion of the Senior Credit Facility was drawn by the Company on the Closing Date and is subject to scheduled quarterly amortization of principal in installments equal to 1.25% of the initial aggregate principal amount of such term loan. The Company also borrowed $174.8 million under the revolving credit facility on the Closing Date. The proceeds from these borrowings were used by the Company to pay the purchase price for the Acquisition (See Note 3. Acquisition), to pay other costs and expenses related to the Acquisition and the related financing and to repay in full the obligations under the previous credit facility. In addition, proceeds from the Senior Credit Facility may be used to finance working capital, capital expenditures and other acquisitions, payments and general corporate purposes.
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
Under the terms of the Credit Agreement, the Company is required to maintain a maximum consolidated total debt to EBITDA ratio of not greater than 4.00:1.0 with certain step-downs described in the Credit Agreement. In addition, the Company is required to maintain a minimum consolidated fixed charge coverage ratio of not less than 3.50:1.0 (with certain step-ups described in the Credit Agreement).
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
The Company was in compliance with its debt covenants as of December 31, 2019.

At December 31, 2019, the Company had $50.2 million of letters of credit outstanding under the Senior Credit Facility, and borrowings against the Senior Credit Facility aggregated to $369.0 million.
The weighted average interest rate on the Company's Senior Credit Facility and Former Restated Credit Facility was 3.4% and 4.0% for the years ended December 31, 2019 and 2018, respectively. The rate includes all outstanding LIBOR contracts and letters of credit. The weighted average interest rate on outstanding borrowings, not including letters of credit, was 3.6% and 4.3%, respectively, at December 31, 2019 and December 31, 2018.
In connection with and effective upon the execution and delivery of the Credit Agreement on November 30, 2018, the Company recognized losses on extinguishment of debt relating to debt discount and debt issuance costs on the former credit facility. These losses were not significant.
Interest Rate Collars
In May 2019, the Company entered into three-year interest rate collar contracts with an aggregate $222.3 million notional amount. Interest rate collars are used to manage interest rate risk associated with variable interest rate borrowings under the Credit Agreement. The collars establish a range where the Company will pay the counterparties if the one-month U.S. dollar LIBOR rate falls below the established floor rate, and the counterparties will pay the Company if the one-month U.S. dollar LIBOR rate exceeds the established ceiling rate of 2.5%. The collars settle monthly through the termination date of April 2022. No payments or receipts are exchanged on the interest rate collar contracts unless interest rates rise above or fall below the pre-determined ceiling or floor rates. The notional amount amortizes consistent with the term loan portion of the Senior Credit Facility. These interest rate collars are classified as cash flow hedges, and the Company calculates the effectiveness of the hedge on a monthly basis. See Note 12. Fair Value Measurement for additional disclosure on interest rate collar contract transactions. As of December 31, 2018, the Company had no ongoing derivative transactions.
Subordinated Convertible Debentures
The Company acquired Subordinated Convertible Debentures ("Convertible Debentures") as a result of the acquisition of Central. The subordinated debenture holders have the right to redeem the Convertible Debentures for $19.18 per share upon their stated maturity (April 1, 2028) or upon acceleration or earlier repayment of the Convertible Debentures. There were no redemptions of Convertible Debentures during the years ended December 31, 2019 and 2018, respectively. The approximate redemption value of the Convertible Debentures outstanding at December 31, 2019 and December 31, 2018 was $1.1 million for both years.
14. Stock Repurchase Program

In May 2016, the Board of Directors authorized the Company to repurchase in the open market shares of the Company's outstanding common stock in an amount not to exceed $30.0 million. Under this program, the entire authorized amount was applied to repurchase 988,767 shares of common stock at an average price of $30.30 resulting in completion of the program in August 2019. No repurchases were made during the year ended December 31, 2018.

In July 2019, the Board of Director's authorized a new program to repurchase, on the open market, shares of the Company's outstanding common stock in an amount not to exceed $50.0 million in aggregate. Under this program the Company repurchased 652,000 shares of common stock through December 31, 2019, at an average price of $38.88, resulting in $25.3 million in program-to-date repurchases.

As of December 31, 2019, $24.7 million remained available for repurchase under the July 2019 stock repurchase program. Under the program, repurchases of the Company's common stock may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with Rules 10b-18, to the extent relied upon, and 10b5-1 under the Exchange Act at time and prices considered to be appropriate at our discretion. The stock repurchase program does not obligate the Company to repurchase any particular amount of common stock and has no fixed termination date, and may be suspended at any time at the Company's discretion.

The table below summarizes stock repurchase activity under the May 2016 and the July 2019 repurchase programs during the year ended December 31, 2019:

(millions, except for share and per share data)	December 31, 2019
Total number of stock repurchased	1,335,584
Average price paid per share	$35.83
Total value of stock repurchased	$47.9

The following table summarizes the remaining authorized repurchase amounts in the aggregate under the May 2016 and the July 2019 repurchase programs as of December 31, 2019:

(millions)	December 31, 2019
Total authorized repurchase amount	$80.0
Total value of stock repurchased	55.3
Total remaining authorized repurchase amount	$24.7

15. Income Taxes
Earnings before income taxes includes the following components:

	Year Ended December 31,
(millions)	2019	2018	2017
United States	$69.7	$74.9	$70.0
Foreign	1.4	1.1	2.2
Total	$71.1	$76.0	$72.2

The components of income tax expense are as follows:

	Year Ended December 31,
(millions)	2019	2018	2017
Current provision
U.S. federal	$9.6	$9.9	$21.5
Foreign	0.9	1.0	1.0
State	4.7	7.4	3.3
Total current	15.2	18.3	25.8
Deferred provision
U.S. federal	2.9	1.3	2.6
Foreign	(0.1)	(0.3)	0.6
State	1.4	0.3	(1.3)
Total deferred	4.2	1.3	1.9
Income tax expense	$19.4	$19.6	$27.7

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for U.S. GAAP purposes and the amount used for income tax purposes.

Components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
(millions)	2019	2018
Deferred tax assets
Net operating loss carry forwards and tax credits	$20.8	$21.6
Lease liability	119.5	—
Accrued expenses	15.0	17.4
Accrued compensation	9.2	7.1
Unfavorable acquired lease contracts	—	6.4
Other	1.4	0.9
Total gross deferred tax assets	165.9	53.4
Valuation allowances	(8.3)	(8.1)
Total deferred tax assets	157.6	45.3
Deferred tax liabilities
Prepaid expenses	(0.1)	(0.1)
Right of use asset	(114.9)	—
Undistributed foreign earnings	—	(0.1)
Depreciation and amortization	(0.7)	1.3
Goodwill amortization	(26.2)	(22.3)
Favorable acquired lease contracts	—	(4.6)
Equity investments in unconsolidated entities	(5.1)	(4.9)
Total deferred tax liabilities	(147.0)	(30.7)
Net deferred tax asset	$10.6	$14.6

The accounting guidance for accounting for income taxes requires that the Company assess the realizability of deferred tax assets at each reporting period. These assessments generally consider several factors including the reversal of existing temporary differences, projected future taxable income, and potential tax planning strategies. The Company has valuation allowances totaling $8.3 million and $8.1 million at December 31, 2019 and 2018, respectively, primarily related to our state Net Operating Loss carryforwards ("NOLs"), foreign tax credits and state tax credits that the Company believes are not likely to be realized based on upon its estimates of future state taxable income, limitations on the uses of its state NOLs, and the carryforward life over which the state tax benefit is realized.
As of December 31, 2019, the Company recognized approximately $5.2 million of Canadian foreign and $6.4 million of Puerto Rico foreign earnings as permanently reinvested to meet working capital requirements in each jurisdiction. The amount of tax that may be payable on the future distribution of such earnings is approximately $0.3 million and $0.6 million of Canadian and Puerto Rico withholding taxes, respectively. No U.S. taxes will be incurred on future distributions of foreign earnings due to the participation exemption under the 2017 Tax Act.
Due to the adoption of ASU 2016-09 in 2017, the Company recognized excess tax benefits of $0.5 million and $1.0 million as income tax benefit for the year ended December 31, 2019 and 2018, respectively, and as a result of the required adoption of ASU 2016-09, the Company's effective tax rate may have increased volatility.
The Company has $18.2 million of tax effected state NOLs as of December 31, 2019, which will expire in the years 2020 through 2039. As noted above, the utilization of NOLs of the Company are limited due to the ownership change in June 2004 and due to the Central Merger.
The Company adopted Topic 842 as of January 1, 2019. The Company has recorded deferred taxes to include the associated deferred tax assets and liabilities for the corresponding right of use asset and lease liability accounts. The adjustments represent a change in the deferred tax categories only and the net deferred tax asset as of January 1, 2019 remained $14.6 million.

A reconciliation of the Company's reported income tax provision to the amount computed by multiplying earnings before income taxes by statutory United States federal income tax rate is as follows:

	Year Ended December 31,
(millions)	2019	2018	2017
Tax at statutory rate	$14.9	$16.0	$25.3
Permanent differences	0.8	0.2	0.3
State taxes, net of federal benefit	4.5	6.3	2.5
Effect of foreign tax rates	0.6	0.6	—
Effect of 2017 Tax Act	—	(1.5)	(1.0)
Noncontrolling interest	(0.6)	(0.7)	(1.1)
Current year adjustment to deferred taxes	0.8	0.4	1.6
Recognition of tax credits	(1.8)	(2.7)	(1.5)
Other	—	—	1.1
	19.2	18.6	27.2
Change in valuation allowance (1)	0.2	1.0	0.5
Income tax expense	$19.4	$19.6	$27.7
Effective tax rate	27.3%	25.8%	38.4%
(1) The year ended December 31, 2017 includes $1.2 million of additional income tax expense related to an increase in the valuation allowance as a result of the 2017 Tax Act.
Taxes paid were $15.3 million, $15.3 million, and $26.5 million in the years ended December 31, 2019, 2018 and 2017, respectively.
The Company finalized its accounting for the income tax effects of the 2017 Tax Act during the year ended December 31, 2018 and recorded a tax benefit of $1.5 million for the transition tax on the mandatory deemed repatriation of foreign earnings. The tax benefit is the result of the Company finalizing its analysis of foreign earnings and profits and eligible foreign tax credits to be claimed to offset the tax liability.
The 2017 Tax Act also included a provision designed to tax Global Intangible Low Taxed Income (“GILTI”). The Company has elected the period cost method to account for any tax liability subject to GILTI. The GILTI amount recognized during the year ended December 31, 2019 was not significant.
As of December 31, 2019 the Company had not identified any uncertain tax positions that would have a material impact on the Company's financial position.
The Company would recognize potential interest and penalties related to uncertain tax positions, if any, in income tax expense. The tax years that remain subject to examination for the Company's major tax jurisdictions as of December 31, 2019 are shown below:

2016 - 2019	United States - federal income tax
2007 - 2019	United States - state and local income tax
2015 - 2019	Foreign - Canada and Puerto Rico

16. Benefit Plans
Deferred Compensation Arrangements
The Company offers deferred compensation arrangements for certain key executives. Subject to their continued employment by the Company, certain employees are offered supplemental pension arrangements in which the employees will receive a defined monthly benefit upon attaining age 65. At December 31, 2019 and 2018, the Company has accrued $3.6 million and $3.7 million, respectively, representing the present value of the future benefit payments. Expenses related to these plans amounted to $0.2 million, $0.4 million and $nil in 2019, 2018 and 2017, respectively.
The Company also has agreements with certain former key executives that provide for aggregate annual payments for periods ranging from 10 years to life, beginning when the executive retires or upon death or disability. Under certain conditions, the amount of deferred benefits can be reduced. Compensation cost for the year ended December 31, 2019 was $0.3 million, $0.2 million and $0.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. The Company has recorded a liability of $2.3 million and $2.4 million associated with these agreements as of December 31, 2019 and 2018, respectively.
Life insurance contracts with a face value of approximately $5.4 million and $6.2 million as of December 31, 2019 and 2018 have been purchased to fund, as necessary, the benefits under the Company's deferred compensation agreements. The cash surrender value of the life insurance contracts was approximately $3.8 million and $3.6 million as of December 31, 2019 and 2018, respectively, and classified as non-current assets and included in Other assets, net within the Consolidated Balance Sheets. The plan is a non-qualified plan and is not subject to ERISA funding requirements.
Defined Contribution Plans
The Company sponsors savings and retirement plans whereby the participants may elect to contribute a portion of their compensation to the plans. The plan is a qualified defined contribution plan 401(k). The Company contributes an amount in cash or other property as a Company match equal to 50% of the first 6% of contributions as they occur. Expenses related to the Company's 401(k) match amounted to $2.0 million, $2.1 million, and $2.1 million in 2019, 2018 and 2017, respectively.
The Company also offers a non-qualified deferred compensation plan to those employees whose participation in its 401(k) plan is limited by statute or regulation. This plan allows certain employees to defer a portion of their compensation, limited to a maximum of $0.1 million per year, to be paid to the participants upon separation of employment or distribution date selected by employee. To support the non-qualified deferred compensation plan, the Company has elected to purchase Company Owned Life Insurance ("COLI") policies on certain plan participants. The cash surrender value of the COLI policies is designed to provide a source for funding the non-qualified deferred compensation liability. As of December 31, 2019 and 2018, the cash surrender value of the COLI policies was $17.3 million and $13.0 million, respectively, and classified as non-current assets in Other Assets, net within the Consolidated Balance Sheets. The liability for the non-qualified deferred compensation plan is included in Other long-term liabilities on the Consolidated Balance Sheets and was $20.4 million and $15.0 million as of December 31, 2019 and 2018, respectively.
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

The Company's contributions represented more than 5% of total contributions to the Teamsters Local Union No. 727 and Local 272 Labor Management Benefit Funds for the plan year ending February 28, 2019 and November 30, 2019, respectively. The Company does not represent more than five percent to any other fund. The Company's participation in this plan for the annual periods ended December 31, 2019, 2018 and 2017, is outlined in the table below. The "EIN/Pension Plan Number" column provides the Employee Identification Number ("EIN") and the three-digit plan number, if applicable. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The "FIP/RP Status Pending/Implemented" column indicates plans for which a Financial Improvement Plan ("FIP") or a Rehabilitation Plan ("RP") is either pending or has been implemented.
The "Expiration Date of Collective Bargaining Agreement" column lists the expiration dates of the agreements to which the plans are subject.

	EIN/ Pension Plan Number	Pension Protection Zone Status			FIP/FR Pending Implementation	Contributions (millions)				Zone Status as of the Most Recent Annual Report	Expiration Date of Collective Bargaining Agreement
Pension		2019	2018	2017		2019	2018	2017	Surcharge Imposed
Teamsters Local Union 727	36-61023973	Green	Green	Green	N/A	$3.1	$3.2	$3.4	No	2019	10/31/2021
Local 272 Labor Management	13-5673836	Green	Green	Green	N/A	$1.3	$1.5	$1.6	No	2019	3/5/2021

Net expenses for contributions not reimbursed by clients and related to multiemployer defined benefit and defined contribution benefit plans were $2.0 million, $2.1 million and $2.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.
In the event that the Company decides to cease participating in these plans, the Company would be assessed a withdrawal liability. The Company currently does not have any intentions to cease participating in these multiemployer pension plans and therefore would not trigger the withdrawal liability.

17. Bradley Agreement
The Company entered into a 25-year agreement with the State of Connecticut ("State") that expires on April 6, 2025, under which it operates the surface parking and 3,500 garage parking spaces at Bradley International Airport ("Bradley") located in the Hartford, Connecticut metropolitan area.
The parking garage was financed through the issuance of State special facility revenue bonds and provides that the Company deposits, with the trustee for the bondholders, all gross revenues collected from operations of the surface and garage parking. From these gross revenues, the trustee pays debt service on the special facility revenue bonds outstanding, operating and capital maintenance expense of the surface and garage parking facilities, and specific annual guaranteed minimum payments to the state. Principal and interest on the Bradley special facility revenue bonds increase from approximately $3.6 million in contract year 2002 to approximately $4.5 million in contract year 2025. Annual guaranteed minimum payments to the State increase from approximately $8.3 million contract year 2002 to approximately $13.2 million in contract year 2024. The annual minimum guaranteed payment to the State by the trustee for the twelve months ended December 31, 2019 and 2018 was $12.0 million and $11.8 million, respectively. All of the cash flows from the parking facilities are pledged to the security of the special facility revenue bonds and are collected and deposited with the bond trustee. Each month the bond trustee makes certain required monthly distributions, which are characterized as "Guaranteed Payments." To the extent the monthly gross receipts generated by the parking facilities are not sufficient for the trustee to make the required Guaranteed Payments, the Company is obligated to deliver the deficiency amount to the trustee, with such deficiency payments representing interest bearing advances to the trustee. The Company does not directly guarantee the payment of any principal or interest on any debt obligations of the State of Connecticut or the trustee.
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
The total deficiency payments, net of repayments received, as of December 31, 2019, 2018 and 2017 were as follows:

	December 31,
(millions)	2019	2018	2017
Balance at beginning of year	$3.9	$7.8	$9.9
Deficiency payments made	—	0.1	0.2
Deficiency repayment received	(3.8)	(4.0)	(2.3)
Balance at end of year	$0.1	$3.9	$7.8

The total deficiency repayments (net of payments made), interest and premium received and recorded for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Year Ended December 31
(millions)	2019	2018	2017
Deficiency repayments	$3.8	$3.9	$2.0
Interest	1.0	0.9	0.6
Premium	0.4	0.3	0.2

Deficiency payments made are recorded as an increase in Cost of services-management type contracts and deficiency repayments, interest and premium received are recorded as reductions to cost of services. The reimbursement of principal, interest and premium is recognized when received.
There were no amounts of estimated deficiency payments accrued as of December 31, 2019 or 2018, as the Company concluded that the potential for future deficiency payments did not meet the criteria of both probable and estimable.

In addition to the recovery of certain general and administrative expenses incurred, the Bradley Agreement provides for an annual management fee payment, which is based on operating profit tiers. The annual management fee is further apportioned 60% to the Company and 40% to an unaffiliated entity and the annual management fee is paid to the extent funds are available for the trustee to make distribution, and are paid after Guaranteed Payments (as defined in the Bradley Agreement) repayment of all deficiency payments, including interest and premium. Cumulative management fees of approximately $19.7 million and $18.7 million had not been recognized as of December 31, 2019 and 2018, respectively, and no management fees were recognized as revenue during 2019, 2018 or 2017.
18. Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) is comprised of unrealized gains (losses) on cash flow hedges and foreign currency translation adjustments. The components of changes in accumulated comprehensive income (loss), net of tax, were as follows:

(millions)	Foreign Currency Translation Adjustments	Effective Portion of Unrealized Loss on Derivative	Total Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2016	$(1.4)	$—	$(1.4)
Change in other comprehensive income	0.2	—	0.2
Balance as of December 31, 2017	(1.2)	—	(1.2)
Change in other comprehensive loss	(0.6)	—	(0.6)
Cumulative effect of change in accounting principle (1)	(0.6)	—	(0.6)
Balance as of December 31, 2018	(2.4)	—	(2.4)
Change in other comprehensive income (loss)	0.1	(0.4)	(0.3)
Balance as of December 31, 2019	$(2.3)	$(0.4)	$(2.7)

(1) Refer to Note 1, Significant Accounting Policies and Practices for additional information on the Company's adoption of ASU 2018-02.
19. Legal Proceedings
The Company is subject to litigation in the normal course of its business. The outcomes of legal proceedings and claims brought against it and other loss contingencies are subject to significant uncertainty. The Company accrues a charge against income when its management determines that it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. In addition, the Company accrues for the authoritative judgments or assertions made against it by government agencies at the time of their rendering regardless of its intent to appeal. In addition, the Company is from time-to-time party to litigation, administrative proceedings and union grievances that arise in the normal course of business, and occasionally pays non-material amounts to resolve claims or alleged violations of regulatory requirements. There are no such "normal course" matters that separately or in the aggregate, would, in the opinion of management, have a material adverse effect on its results of operations, financial condition or cash flows.
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

20. Domestic and Foreign Operations
Business Unit Segment Information
Segment information is presented in accordance with a "management approach," which designates the internal reporting used by the chief operating decision maker ("CODM") for making decisions and assessing performance as the source of the Company's reportable segments. The Company's segments are organized in a manner consistent with which separate financial information is available and evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and assessing the Company's overall performance.
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
In December 2019, the Company changed its internal reporting segment information reported to the CODM. Certain locations previously reported under Commercial are now included in Other. All prior periods presented have been reclassified to reflect the new internal reporting to the CODM.

•
Commercial encompasses the Company's services in healthcare facilities, municipalities, including meter revenue collection and enforcement services, government facilities, hotels, commercial real estate, residential communities, retail, colleges and universities, as well as ancillary services such as shuttle and ground transportation services, valet services, taxi and livery dispatch services and event planning, including shuttle and transportation services.

•
Aviation encompasses the Company's services in aviation (i.e., airports, airline and certain hospitality clients with baggage and parking services) as well as ancillary services, which includes shuttle and ground transportation services, valet services, baggage handling, baggage repair and replacement, remote air check-in services, wheelchair assist services and other services.

•
"Other" consists of ancillary revenue that is not specifically identifiable to Commercial or Aviation and certain unallocated items, such as and including prior year insurance reserve adjustments and other corporate items.

[INTENTIONALLY LEFT BLANK]

The following is a summary of revenues and gross profit by operating segment for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
(millions)	2019	Gross Margin Percentage	2018 (1)	Gross Margin Percentage	2017	Gross Margin Percentage
Services revenue
Commercial
Lease type contracts (2)	$377.3		$386.2		$433.8
Management type contracts	252.9		249.4		248.1
Total Commercial	630.2		635.6		681.9
Aviation
Lease type contracts (2)	30.7		27.0		129.3
Management type contracts	263.5		101.2		89.1
Total Aviation	294.2		128.2		218.4
Other
Lease type contracts	0.9		0.7		—
Management type contracts	9.6		10.9		11.0
Total Other	10.5		11.6		11.0
Reimbursed management type contract revenue	728.8		693.0		679.2
Total services revenue	$1,663.7		$1,468.4		$1,590.5
Gross Profit
Commercial
Lease type contracts	29.4	7.8%	25.8	6.6%	36.4	8.3%
Management type contracts	101.1	40.0%	98.3	37.8%	100.1	38.8%
Total Commercial	130.5		124.1		136.5
Aviation
Lease type contracts	8.3	27.0%	7.3	26.3%	6.7	5.2%
Management type contracts	69.2	26.3%	31.9	31.5%	26.2	29.2%
Total Aviation	77.5		39.2		32.9
Other
Lease type contracts	4.3	N/M	3.2	N/M	1.6	N/M
Management type contracts	15.8	N/M	17.5	N/M	14.3	N/M
Total Other	20.1		20.7		15.9
Total gross profit	228.1		184.0		185.3
General and administrative expenses	109.0		91.0		82.9
General and administrative expense percentage of gross profit	47.8%		49.5%		44.7%
Depreciation and amortization	29.4		17.9		21.0
Operating income	89.7		75.1		81.4
Other expenses (income):
Interest expense	18.9		9.6		9.2
Interest income	(0.3)		(0.4)		(0.6)
Gain on sale of a business	—		—		(0.1)
Equity in (earnings) losses from investment in unconsolidated entity	—		(10.1)		0.7
Total other expenses (income)	18.6		(0.9)		9.2
Earnings before income taxes	71.1		76.0		72.2
Income tax expense	19.4		19.6		27.7
Net income	51.7		56.4		44.5
Less: Net income attributable to noncontrolling interest	2.9		3.2		3.3
Net income attributable to SP Plus Corporation	$48.8		$53.2		$41.2

(1) On November 30, 2018, we completed the Acquisition. Our consolidated operations for the year ended December 31, 2018 includes Bags operating results for the period of November 30, 2018 through December 31, 2018. Our consolidated results for the year ended December 31, 2017 does not include the operating results of Bags. See Note 3. Acquisition for additional information.

(2) Includes reduction of Services revenue - lease type contracts due to the adoption of Topic 853, which required rental expense for the periods after January 1, 2018 be presented as a reduction of Services revenue - lease type contracts for that business (and corresponding contracts) that meet the criteria and definition of a service concession arrangement. See Note 5. Revenue for further discussion regarding the adoption of Topic 853.

N/M - Not Meaningful

21. Unaudited Quarterly Results
The following table sets forth the Company's unaudited quarterly consolidated statement of income data for the years ended December 31, 2019 and December 31, 2018. The unaudited quarterly information has been prepared on the same basis as the annual financial information and, in management's opinion, includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information for the quarters presented. Historically, the Company's operating results have varied from quarter to quarter and are expected to continue to fluctuate in the future. These fluctuations have been due to a number of factors, including: general economic conditions in its markets; acquisitions; additions of contracts; expiration and termination of contracts; conversion of lease type contracts to management type contracts; conversion of management type contracts to lease type contracts and changes in terms of contracts that are retained and timing of general and administrative expenditures.
The operating results for any historical quarter are not necessarily indicative of results for any future period.

[INTENTIONALLY LEFT BLANK]

	2019				2018
(millions, except for share and per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
	(Unaudited)				(Unaudited)
Services revenue
Lease type contracts	$97.8	$105.2	$104.6	$101.3	$99.5	$107.4	$104.7	$102.3
Management type contracts	132.9	129.9	132.6	130.6	94.4	87.7	82.6	96.8
Reimbursed management type contract revenue	178.7	179.1	181.4	189.6	172.9	167.1	174.8	178.2
Total revenue	409.4	414.2	418.6	421.5	366.8	362.2	362.1	377.3
Cost of services
Lease type contracts	89.7	91.8	93.0	92.4	94.6	94.5	94.2	94.3
Management type contracts	87.8	81.4	85.5	85.2	59.9	49.5	48.1	56.3
Reimbursed management type contract expense	178.7	179.1	181.4	189.6	172.9	167.1	174.8	178.2
Total cost of services	356.2	352.3	359.9	367.2	327.4	311.1	317.1	328.8
Gross profit
Lease type contracts	8.1	13.4	11.6	8.9	4.9	12.9	10.5	8.0
Management type contracts	45.1	48.5	47.1	45.4	34.5	38.2	34.5	40.5
Total gross profit	53.2	61.9	58.7	54.3	39.4	51.1	45.0	48.5
General and administrative expenses	27.1	27.7	26.0	28.2	22.3	22.3	18.7	27.7
Depreciation and amortization	7.2	7.3	7.3	7.6	4.0	4.5	4.2	5.2
Operating income	18.9	26.9	25.4	18.5	13.1	24.3	22.1	15.6
Other expense (income)
Interest expense	5.0	4.9	4.8	4.2	2.1	2.2	2.1	3.2
Interest income	(0.1)	(0.1)	(0.1)	—	(0.1)	(0.1)	(0.1)	(0.1)
Equity in (income) losses from investment in unconsolidated entity	—	—	—	—	(10.1)	—	—	—
Total other expenses (income)	4.9	4.8	4.7	4.2	(8.1)	2.1	2.0	3.1
Earnings before income taxes	14.0	22.1	20.7	14.3	21.2	22.2	20.1	12.5
Income tax expense	3.1	5.8	5.7	4.8	5.3	6.0	5.6	2.7
Net income	10.9	16.3	15.0	9.5	15.9	16.2	14.5	9.8
Less: Net income attributable to noncontrolling interest	0.3	1.1	0.8	0.7	0.6	0.9	1.0	0.7
Net income attributable to SP Plus Corporation	$10.6	$15.2	$14.2	$8.8	$15.3	$15.3	$13.5	$9.1
Common stock data
Net income per common share (2)
Basic	$0.47	$0.68	$0.64	$0.41	$0.69	$0.68	$0.60	$0.40
Diluted	$0.47	$0.68	$0.64	$0.41	$0.68	$0.68	$0.60	$0.40
Weighted average shares outstanding
Basic	22,509,050	22,382,139	21,945,129	21,490,882	22,308,694	22,370,923	22,439,884	22,465,834
Diluted	22,667,539	22,532,213	22,038,905	21,600,568	22,557,326	22,644,884	22,626,746	22,607,102
(1) The Company began including Bags operations within its consolidated operating results on November 30, 2018. See also Note 3. Acquisition for additional information.
(2) Basic and diluted net income per share are computed independently for each of the quarters presented. As a result, the sum of quarterly basic and diluted net income per share information may not equal annual basic and diluted net income per share.

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SP PLUS CORPORATION
Date: February 20, 2020	By:	/s/ KRISTOPHER H. ROY
Kristopher H. Roy
Chief Financial Officer
(Principal Financial Officer, Principal Accounting
Officer and Duly Authorized Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ G MARC BAUMANN	Director, President and Chief Executive Officer (Principal Executive Officer)	February 20, 2020
G Marc Baumann
/s/ KAREN M. GARRISON	Director and Non-Executive Chairman	February 20, 2020
Karen M. Garrison
/s/ ALICE M. PETERSON	Director	February 20, 2020
Alice M. Peterson
/s/ GREGORY A. REID	Director	February 20, 2020
Gregory A. Reid
/s/ WYMAN T. ROBERTS	Director	February 20, 2020
Wyman T. Roberts
/s/ DOUGLAS R. WAGGONER	Director	February 20, 2020
Douglas R. Waggoner
/s/ KRISTOPHER H. ROY	Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)	February 20, 2020
Kristopher H. Roy

SP PLUS CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Reductions (1)	Balance at End of Year
(millions)
Allowance for doubtful accounts
Year ended December 31, 2019	$1.0	$2.1	$(1.2)	$1.9
Year ended December 31, 2018	0.7	1.7	(1.4)	1.0
Year ended December 31, 2017	0.4	0.7	(0.4)	0.7
Deferred tax valuation allowance
Year ended December 31, 2019	$8.1	$0.2	$—	$8.3
Year ended December 31, 2018	7.1	1.0	—	8.1
Year ended December 31, 2017	6.6	0.5	—	7.1

(1)	Represents uncollectible accounts written off and reversal of provision.