Form 10-Q
period 2020-03-31
SP Plus Corp
filed 2020-05-11
CIK 1059262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2020
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2020
Common Stock, $0.001 par value per share	22,997,061	Shares

SP PLUS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SP Plus Corporation
Condensed Consolidated Balance Sheets

(millions, except for share and per share data)	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Cash and cash equivalents	$21.9	$24.1
Notes and accounts receivable, net	158.8	162.3
Prepaid expenses and other	14.4	24.7
Total current assets	195.1	211.1
Leasehold improvements, equipment and construction in progress, net	50.7	47.9
Right-of-use assets	324.6	431.7
Goodwill	585.7	586.0
Other intangible assets, net	148.3	152.2
Equity investments in unconsolidated entities	10.2	10.2
Deferred taxes	52.2	10.6
Other assets, net	28.3	29.9
Total noncurrent assets	1,200.0	1,268.5
Total assets	$1,395.1	$1,479.6
Liabilities and stockholders’ equity
Accounts payable	$121.5	$115.3
Accrued and other current liabilities	117.2	121.4
Short-term lease liabilities	108.5	115.2
Current portion of long-term obligations under Senior Credit Facility and other long-term borrowings	18.8	17.9
Total current liabilities	366.0	369.8
Long-term borrowings, excluding current portion	362.9	351.1
Long-term lease liabilities	305.7	327.7
Other noncurrent liabilities	53.9	57.1
Total noncurrent liabilities	722.5	735.9
Total Liabilities	$1,088.5	$1,105.7
Stockholders’ equity
Preferred stock, par value $0.01 per share; 5,000,000 shares authorized as of March 31, 2020 and December 31, 2019, respectively; no shares issued or outstanding	$—	$—
Common stock, par value $0.001 per share; 50,000,000 shares authorized as of March 31, 2020 and December 31, 2019; 25,031,803 and 22,997,061 shares issued and outstanding as of March 31, 2020 and 24,591,127 issued and 22,950,360 outstanding as of December 31, 2019, respectively	—	—
Treasury stock, at cost; 2,034,742 and 1,640,767 shares as of March 31, 2020 and December 31, 2019, respectively	(70.6)	(55.3)
Additional paid-in capital	259.7	262.6
Accumulated other comprehensive loss	(5.7)	(2.7)
Retained earnings	123.4	169.5
Total SP Plus Corporation stockholders’ equity	306.8	374.1
Noncontrolling interest	(0.2)	(0.2)
Total stockholders’ equity	306.6	373.9
Total liabilities and stockholders’ equity	$1,395.1	$1,479.6

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation
Condensed Consolidated Statements of Income

	Three Months Ended
(millions, except for share and per share data) (unaudited)	March 31, 2020	March 31, 2019
Services revenue
Lease type contracts	$81.7	$97.8
Management type contracts	137.1	132.9
	218.8	230.7
Reimbursed management type contract revenue	190.9	178.7
Total services revenue	409.7	409.4
Cost of services
Lease type contracts	80.2	89.7
Management type contracts	91.3	87.8
	171.5	177.5
Reimbursed management type contract expense	190.9	178.7
Lease impairment	77.5	—
Total cost of services	439.9	356.2
Gross profit
Lease type contracts	1.5	8.1
Management type contracts	45.8	45.1
Lease impairment	(77.5)	—
Total gross profit	(30.2)	53.2
General and administrative expenses	20.7	27.1
Depreciation and amortization	7.5	7.2
Operating (loss) income	(58.4)	18.9
Other expense (income)
Interest expense	4.4	5.0
Interest income	(0.1)	(0.1)
Gain on sale of other investments	(0.3)	—
Total other expenses (income)	4.0	4.9
(Loss) earnings before income taxes	(62.4)	14.0
Income tax (benefit) expense	(16.8)	3.1
Net (loss) income	(45.6)	10.9
Less: Net income attributable to noncontrolling interest	0.5	0.3
Net (loss) income attributable to SP Plus Corporation	$(46.1)	$10.6
Common stock data
Net (loss) income per common share
Basic	$(2.18)	$0.47
Diluted	$(2.18)	$0.47
Weighted average shares outstanding
Basic	21,154,047	22,509,050
Diluted	21,154,047	22,667,539

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
(millions) (unaudited)	March 31, 2020	March 31, 2019
Net (loss) income	$(45.6)	$10.9
Effective portion of unrealized loss on cash flow hedge	(2.8)	—
Foreign currency translation (loss) gain	$(0.2)	$0.2
Comprehensive (loss) income	(48.6)	11.1
Less: Comprehensive income attributable to noncontrolling interest	$0.5	$0.3
Comprehensive (loss) income attributable to SP Plus Corporation	$(49.1)	$10.8

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation
Condensed Consolidated Statements of Stockholders' Equity

Three months ended March 31, 2019 (unaudited)
	Common Stock
(millions, except share and per share data)	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interest	Total
Balance (deficit) at January 1, 2019	22,783,976	$—	$257.7	$(2.4)	$120.7	$(7.5)	$0.1	$368.6
Net income	—	—	—	—	10.6	—	0.3	10.9
Foreign currency translation	—	—	—	0.2	—	—	—	0.2
Issuance of restricted stock units	7,518	—	—	—	—	—	—	—
Issuance of performance stock units	62,094	—	—	—	—	—	—	—
Non-cash stock-based compensation related to restricted stock units and performance share units	—	—	0.4	—	—	—	—	0.4
Treasury stock	—	—	—	—	—	(2.3)	—	(2.3)
Distribution to noncontrolling interest	—	—	—	—	—	—	(0.7)	(0.7)
Balance (deficit) at March 31, 2019	22,853,588	$—	$258.0	$(2.2)	$131.3	$(9.8)	$(0.3)	$377.0

Three months ended March 31, 2020 (unaudited)
	Common Stock
(millions, except share and per share data)	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interest	Total
Balance (deficit) at January 1, 2020	22,950,360	$—	$262.6	$(2.7)	$169.5	$(55.3)	$(0.2)	$373.9
Net loss	—	—	—	—	(46.1)	—	0.5	(45.6)
Foreign currency translation	—	—	—	(0.2)	—	—	—	(0.2)
Effective portion of cash flow hedge	—	—	—	(2.8)	—	—	—	(2.8)
Issuance of performance stock units	46,701	—	—	—	—	—	—	—
Non-cash stock-based compensation related to restricted stock units	—	—	0.3	—	—	—	—	0.3
Reversal of non-cash stock-based compensation related to performance share units	—	—	(3.2)	—	—	—	—	(3.2)
Treasury stock	—	—	—	—	—	(15.3)	—	(15.3)
Distribution to noncontrolling interest	—	—	—	—	—	—	(0.5)	(0.5)
Balance (deficit) at March 31, 2020	22,997,061	$—	$259.7	$(5.7)	$123.4	$(70.6)	$(0.2)	$306.6

Note: Amounts may not foot due to rounding.

See Notes to Condensed Consolidated Financial Statements.

SP Plus Corporation
Condensed Consolidated Statements of Cash Flows

	Three Months Ended
(millions) (unaudited)	March 31, 2020	March 31, 2019
Operating activities
Net (loss) income	$(45.6)	$10.9
Adjustments to reconcile net income to net cash provided by operations:
Lease impairment	77.5	—
Depreciation and amortization	7.5	7.4
Non-cash stock-based compensation reversal, net of expense	(2.9)	0.4
Provisions for losses on accounts receivable	—	0.1
Deferred income taxes	(40.6)	0.5
Other	(0.1)	0.1
Changes in operating assets and liabilities
Notes and accounts receivable	3.4	(5.7)
Prepaid assets	10.3	3.3
Accounts payable	6.1	(6.8)
Accrued liabilities and other	(7.4)	(17.1)
Net cash provided by (used in) operating activities	8.2	(6.9)
Investing activities
Purchase of leasehold improvements and equipment	(4.0)	(2.1)
Proceeds from sale of other investments and equipment	0.4	0.1
Cost of contracts purchased	(0.7)	(1.2)
Net cash used in investing activities	(4.3)	(3.2)
Financing activities
Payments on credit facility revolver	(206.9)	(124.0)
Proceeds from credit facility revolver	220.4	124.0
Payments on credit facility term loan	(2.8)	(2.8)
Payments on other long-term borrowings	(0.8)	(0.5)
Distribution to noncontrolling interest	(0.5)	(0.7)
Repurchase of common stock	(15.3)	(2.3)
Net cash used in financing activities	(5.9)	(6.3)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	0.2
Decrease in cash and cash equivalents	(2.2)	(16.2)
Cash and cash equivalents at beginning of year	24.1	39.9
Cash and cash equivalents at end of period	$21.9	$23.7
Supplemental disclosures
Cash paid (refund received) during the period for
Interest	$4.1	$4.5
Income taxes, net	$(0.2)	$1.6

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

In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that might be expected for any other interim period or the fiscal year ending December 31, 2020. The financial statements presented in this report should be read in conjunction with the Company’s annual Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K filed on February 20, 2020 with the Securities and Exchange Commission.

Cash and Cash Equivalents

Cash equivalents represent funds temporarily invested in money market instruments with maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value. Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements were $0.3 million and $0.5 million as of March 31, 2020 and December 31, 2019, respectively, and are included within Cash and cash equivalents within the Condensed Consolidated Balance Sheets.

Equity Investments in Unconsolidated Entities

The Company has ownership interests in 30 active partnerships, joint ventures or similar arrangements that operate parking facilities, of which 25 are consolidated under the VIE or voting interest models and 5 are unconsolidated where the Company’s ownership interests range from 30-50 percent and for which there are no indicators of control. The Company accounts for such investments under the equity method of accounting, and its underlying share of each investee’s equity is included in Equity investments in unconsolidated entities within the Condensed Consolidated Balance Sheets. As the operations of these entities are consistent with the Company’s underlying core business operations, the equity in earnings of these investments are included in Services revenue - lease type contracts within the Condensed Consolidated Statements of Income. The equity earnings in these related investments were $0.6 million and $0.7 million for the three months ended March 31, 2020 and 2019, respectively.

Other Noncurrent Assets

Other noncurrent assets consisted of advances and deposits and cost of contracts, net, as of March 31, 2020 and December 31, 2019.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of accrued rent, compensation, payroll withholdings, property, payroll and other taxes, insurance, and other expenses as of March 31, 2020 and December 31, 2019.

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
If the Company does not elect to perform a qualitative assessment, it can voluntarily proceed directly to Step 1. As of January 1, 2020, the Company adopted Accounting Standards Update ("ASU") 2017-04, which eliminated the two step approach from the current goodwill impairment test and allows impairment to be calculated based on the results of the first step. In Step 1, the Company performs a quantitative analysis to compare the fair value of the reporting unit to its carrying value including goodwill. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired, and the Company is not required to perform further testing. If the carrying value of a reporting unit exceeds the estimated fair value, an impairment loss is recognized equal to the excess, limited to the total amount of goodwill allocated to that reporting unit. The determination of fair value of these assets utilizes cash flow projections that assume certain future revenue and cost levels, assumed discount rates based upon current market conditions and other valuation factors, all of which involve the use of significant judgment and estimates. The Company also assesses critical areas that may impact its business including economic conditions, market related exposures, competition, changes in service offerings and changes in key personnel.
As a result of the impact of COVID-19 on the Company's expected future operating cash flows, the Company completed an assessment of goodwill impairment as of March 31, 2020 and concluded that it was more likely than not that the estimated fair values of each of the Company’s reporting units exceeded their carrying amount of net assets assigned to each reporting unit. As a result, goodwill was not impaired. See Note 7. Goodwill in the notes to the Condensed Consolidated Financial Statements for further discussion.
Intangible assets with finite lives are amortized over their estimated useful lives and reviewed for impairment when circumstances change that would indicate the carrying value may not be recoverable. Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. The Company evaluates the remaining useful life of other intangible assets on a periodic basis to determine whether events or circumstances warrant a revision to their remaining useful lives. Assumptions and estimates about future values and remaining useful lives of intangible and other long-lived assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors, such as changes in the Company's business strategy and internal forecasts. Although management believes the historical assumptions and estimates are reasonable and appropriate, different assumptions and estimates could materially impact reported financial results.
As a result of the impact of COVID-19 on the Company's expected future operating cash flows, the Company determined certain impairment testing triggers had occurred. Accordingly, the Company analyzed undiscounted cash flows for certain finite lived intangible assets as of March 31, 2020. Based on that undiscounted cash flow analysis, the Company determined that estimated undiscounted future cash flows exceeded their net carrying values, and, therefore, as of March 31, 2020, the Company's intangible assets were not impaired.
For both goodwill and intangible assets, future events may indicate differences from our judgments and estimates which could, in turn, result in impairment charges. Future events that may result in impairment charges include extended unfavorable economic impacts of COVID-19, increases in interest rates, which would impact discount rates, or other factors which could decrease revenues and profitability of existing locations and changes in the cost structure of existing facilities.
Long-Lived Assets
The Company evaluates long-lived assets, including right-of-use ("ROU") assets, leasehold improvements, equipment and construction in progress, for impairment whenever events or circumstances indicate that the carrying value of an asset or asset group may not be recoverable. The Company groups assets at the lowest level for which cash flows are separately identified in order to measure an impairment. Events or circumstances that would result in an impairment review include a significant change in the use of an asset, the planned sale or disposal of an asset, or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset group. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset group. If it is determined to be impaired, the impairment recognized is measured by the amount by which the carrying value of the asset exceeds its fair value.
As a result of the effect of COVID-19 on the Company's expected future operating cash flows, we determined certain impairment testing triggers had occurred for ROU assets associated with certain operating leases. See Note 2. Leases in the notes to the Condensed Consolidated Financial Statements for further discussion.
Assumptions and estimates used to determine cash flows in the evaluation of impairment and the fair values used to determine the impairment are subject to a degree of judgment and complexity. Any future changes to the assumptions and estimates resulting from changes in actual results or market conditions from those anticipated may affect the carrying value of long-lived assets and could result in additional impairment charges. Future events that may result in impairment charges include extended unfavorable economic impacts of COVID-19, or other factors which could decrease revenues and profitability of existing locations and changes in the cost structure of existing facilities.
Income taxes
Deferred tax assets increased $41.6 million to $52.2 million as of March 31, 2020 compared to $10.6 million as of December 31, 2019.  The increase in deferred tax assets is due to the decrease in deferred tax liabilities related to the impairment of right of use assets during the three months ended March 31, 2020, as well as an increase in deferred tax assets related to the deferral of FICA taxes resulting from the Coronavirus Aid, Relief, & Economic Security (CARES) Act during the three months ended March 31, 2020.  The current tax liability also increased as of March 31, 2020 as compared to December 31, 2019 due to the impairment of right of use assets and the deferral of FICA taxes as a result of the CARES Act.
Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

During the first quarter of 2020, the Company adopted the following ASUs with no material impact on our Condensed Consolidated Financial Statements:

ASU	Topic	Method of Adoption
2016-13	Credit Losses - Measurement of Credit Losses on Financial Instruments (Topic 326)	Prospective
2017-04	Intangibles – Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment	Prospective
2018-13	Fair Value Measurement (Topic 820)	Prospective
2018-15	Intangibles – Goodwill and Other – Internal - Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract	Prospective
20018-17	Consolidation (Topic 810), Targeted Improvements to Related Party Guidance for Variable Interest Entities	Prospective
2018-18	Collaborative Arrangements (Topic 808)	Prospective
2018-19	Codification Improvements to Topic 326, Financial Instruments - Credit Losses	Prospective
2019-04	Codification Improvements to Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Financial Instruments (Topic 825)	Prospective
2019-08	Compensation - Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606), Codification Improvements - Share-Based Consideration Payable to a Customer	Prospective
2020-02
Financial Instruments-Credit Losses (Topic 326) And Leases (Topic 842)-Amendments to Sec Paragraphs Pursuant to Sec Staff Accounting Bulletin No. 119 And Update to Sec Section On Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842)
Prospective
2019-12	Simplifying the Accounting for Income Taxes (Topic 740)	Prospective, early adopted

Accounting Pronouncements to be Adopted

Effects of Reference Rate Reform on Financial Reporting
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedient and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates (IBORs) and, particularly, risks associated with the phase out of the London Interbank Offered Rate (LIBOR), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. The ASU can be adopted no later than December 1, 2022 with early adoption permitted. The Company is currently assessing the impact of adopting the standard on the Company's financial position, results of operations, cash flows and financial statement disclosures.

Financial Instruments
In March 2020, FASB issued ASU 2020-03, Codification Improvements to Financial Instruments. This ASU improves and clarifies various financial instruments topics, including the current expected credit losses (CECL) standard issued in 2016. The ASU includes seven different issues that describe the areas of improvement and the related amendments to U.S. GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The amendments have different effective dates. The Company is evaluating the effect of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company’s financial position, results of operations, cash flows and financial statement disclosures.

Investments - equity securities; Investments-Equity Method and Joint Ventures; Derivatives and Hedging
In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). The amendments in this ASU clarify the interaction between the accounting for investments in equity securities, investment in equity method and certain derivatives instruments. The ASU is expected to reduce diversity in practice and increase comparability of the accounting for these interactions. This ASU is effective for fiscal years beginning after December 15, 2021. The Company is currently assessing the impact of adopting the standard on the Company's financial position, results of operations, cash flows and financial statement disclosures.

2. Leases

The Company leases parking facilities, office space, warehouses, vehicles and equipment and determines if an arrangement is a lease at inception. The Company rents or subleases certain real estate to third parties. The Company's sublease portfolio consists of operating leases for space within our leased parking facilities.
The Company accounts for leases in accordance with Topic 842. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent the Company's "right-of-use" over an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. The ROU asset includes cumulative prepaid or accrued rent on adoption date, unamortized lease incentives, unamortized initial direct costs, unamortized favorable acquired lease contracts, net and unfavorable acquired lease contracts, net. The short term lease exception has been applied to leases with an initial term of 12 months or less and these leases are not recorded on the balance sheet.

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

Consistent with other long-lived assets or asset groups that are held and used, the Company tests ROU assets when impairment indicators are present as detailed in Note 1. Significant Accounting Policies and Practices. As a result of the effect of COVID-19 on the Company's expected future operating cash flows, the Company determined certain impairment testing triggers had occurred within its asset groups. Accordingly, the Company performed an undiscounted cash flow analysis on certain operating lease ROU assets as of March 31, 2020. Based on the undiscounted cash flow analysis, the Company determined that certain ROU asset groups had net carrying values that exceeded their estimated undiscounted future cash flows and fair value for these asset groups was determined. The fair value of ROU assets measured at fair value on a non-recurring basis, which is classified as Level 3 in the fair value hierarchy, was determined based on estimates of future discounted cash flows. The estimated fair values were compared to the net carrying values, and, as a result, ROU assets held and used with a carrying amount of $224.9 million were determined to have a fair value of $147.4 million resulting in an impairment charge of $77.5 million in the Commercial segment, included within Lease impairment in the Condensed Consolidated Statement of Income for the three months ended March 31, 2020. No lease impairment charges were recognized during the three months ended March 31, 2019.

In April 2020, the FASB staff provided accounting elections for entities that receive or provide lease-related concessions to mitigate the economic effects of COVID-19 on lessees. The Company elected not to evaluate whether certain concessions provided by lessors in response to the COVID-19 pandemic, that are within the scope of additional interpretation provided by the FASB in April 2020, were lease modifications and has also elected not to apply modification guidance under ASC 842. These concessions will be recognized as a reduction of rent expense in the month they occur and will be recorded within Cost of parking services within the Condensed Consolidated Statements of Income. COVID-19 lease concessions were not material for the three months ended March 31, 2020.

Service concession arrangements within the scope of ASU No. 2017-10, Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services, are excluded from the scope of Topic 842. Lease costs associated with these arrangements are recorded as a reduction of revenue. See Note 4. Revenue for further discussion.

The components of ROU assets and lease liabilities and classification on the Condensed Consolidated Balance Sheet as of March 31, 2020 and December 31, 2019 were as follows:

(millions) (unaudited)	Classification	March 31, 2020	December 31, 2019
Assets
Operating	Right-of-use assets	$324.6	$431.7
Finance	Leasehold improvements, equipment and construction in progress, net	20.0	18.6
Total leased assets		$344.6	$450.3
Liabilities
Current
Operating	Short-term lease liabilities	$108.5	$115.2
Finance	Current portion of long-term obligations under credit facility and other long-term borrowings	3.5	3.1
Noncurrent
Operating	Long-term lease liabilities	305.7	327.7
Finance	Other long-term borrowings	16.6	15.6
Total lease liabilities		$434.3	$461.6

The components of lease cost and classification in the Condensed Consolidated Statement of Income for the three months ended March 31, 2020 and 2019 were as follows:

		Three Months Ended
(millions) (unaudited)	Classification	March 31, 2020	March 31, 2019
Operating lease (a)	Cost of services - lease type contracts	$35.6	$41.4
Short-term lease (a)	Cost of services - lease type contracts	8.8	3.8
Variable Lease	Cost of services - lease type contracts	7.8	13.1
Operating lease cost		52.2	58.3
Finance lease cost
Amortization of leased assets	Depreciation and amortization	0.7	0.5
Interest on lease liabilities	Interest expense	0.2	0.2
Lease impairment	Lease impairment	77.5	—
Net lease cost		$130.6	$59.0
(a) Operating lease cost included in General and administrative expenses are related to leases for office space amounting to $1.5 million and $1.3 million for the three months ended March 31, 2020 and 2019, respectively.

Sublease income generated during the three months ended March 31, 2020 and 2019 was $0.4 million and $0.7 million, respectively.

The Company has not entered into operating lease arrangements as of March 31, 2020 that commence in future periods.

Maturities of lease liabilities, lease term, and discount rate information as of March 31, 2020 were as follows:

(millions) (unaudited)	Operating Leases Liabilities	Finance Leases Liabilities	Total
2020	$100.3	$3.3	$103.6
2021	106.1	4.4	110.5
2022	85.6	3.9	89.5
2023	58.2	2.9	61.1
2024	39.3	1.8	41.1
After 2024	97.3	6.2	103.5
Total lease payments	486.8	22.5	509.3
Less: Imputed interest	72.6	2.4	75.0
Present value of lease liabilities	$414.2	$20.1	$434.3
Weighted-average remaining lease term (years)	5.5	6.5
Weighted-average discount rate	4.9%	4.8%

Future sublease income for the above periods shown was excluded as the amounts are not material.

Supplemental cash flow information related to leases for the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended
(millions) (unaudited)	March 31, 2020	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows related to operating leases	$50.3	$47.7
Operating cash flows related to finance leases	0.2	0.2
Financing cash flows related to finance leases	0.8	0.5
Leased assets obtained in exchange for new operating liabilities	8.1	25.5
Leased assets obtained in exchange for new finance lease liabilities	2.1	0.4

3. Acquisition, Restructuring and Integration Costs

Acquisition, Restructuring and Integration Costs
The Company has incurred certain acquisition, restructuring, and integration costs that were expensed as incurred, which include:

•
transaction costs and other acquisition related costs (primarily professional services and advisory services) primarily related to the Bags acquisition incurred during the three months ended March 31, 2019 (included within General and administrative expenses within the Consolidated Statements of Income);

•
costs (primarily severance and relocation costs) related to a series of Company initiated workforce reductions to increase organizational effectiveness and provide cost savings that can be reinvested in the Company's growth initiatives, during 2020 and 2019 (included within Cost of services and General and administrative expenses within the Condensed Consolidated Statements of Income); and

•
consulting costs for integration-related activities related to the Bags acquisition incurred during the three months ended March 31, 2019 (included within General and administrative expenses within the Condensed Consolidated Statements of Income).

The acquisition, restructuring, and integration related costs for the three months ended March 31, 2020 and March 31, 2019 are summarized in the following table:

	Three Months Ended
(millions) (unaudited)	March 31, 2020	March 31, 2019
Cost of services	$0.4	$—
General and administrative expenses	0.5	1.0

The accrual for acquisition, restructuring and integration costs of $0.1 million is included in Accrued and other current liabilities within the Condensed Consolidated Balance Sheets as of both March 31, 2020 and December 31, 2019, respectively.
4. Revenue

The Company accounts for revenue in accordance with Topics 606 and 853. Topic 606 requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.

Contracts with customers and clients
The Company accounts for a contract when it has the approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability of consideration is probable. Once a contract is identified, the Company evaluates whether the combined or single contract should be accounted for as more than one performance obligation. Substantially all of the Company's revenues come from the following two types of arrangements: Lease type and Management type contracts.

Lease type contracts

Under lease type arrangements, the Company pays the property owner a fixed base rent or payment, percentage rent or payment that is tied to the facility’s financial performance, or a combination of both. The Company operates the parking facility and is responsible for most operating expenses, but typically is not responsible for major maintenance, capital expenditures or real estate taxes. Performance obligations related to lease type contracts include parking for transient and monthly parkers. Revenue is recognized over time as the Company provides services. Certain expenses, primarily rental expense for the contractual arrangements that meet the definition of service concession arrangements, are recorded as a reduction of revenue for the three months ended March 31, 2020 and 2019, respectively.

Management type contracts

Management type contract revenue consists of management fees, including both fixed and performance-based fees. In exchange for this consideration, the Company has a bundle of performance obligations that include services such as managing the facility as well as ancillary services such as accounting, equipment leasing, consulting, insurance and other value-added services. The Company believes that it can generally purchase required insurance for the facility and facility operations at lower rates than clients can obtain on their own because the Company is effectively self-insured for all liability, workers' compensation and health care claims by maintaining a large per-claim deductible. As a result, the Company generates operating income on the insurance provided under its management type contracts by focusing on risk management efforts and controlling losses. Management type contract revenues do not include gross customer collections at the managed locations as these revenues belong to the property owners rather than to the Company. Management type contracts generally provide the Company with management fees regardless of the operating performance of the underlying facilities. Revenue is recognized over time as the Company provides services.

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

Disaggregation of revenue

The Company disaggregates its revenue from contracts with customers by type of arrangement for each of our reportable segments. The Company has concluded that such disaggregation of revenue best depicts the overall economic nature, timing and uncertainty of the Company's revenue and cash flows affected by the economic factors of the respective contractual arrangement. See Note 14. Business Unit Segment Information for further information on disaggregation of the Company's revenue by segment.

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
The Company's performance obligations are primarily satisfied over time as the Company provides the related services. Typically, revenue is recognized over time on a straight-line basis as the Company satisfies the related performance obligation. There are certain management type contracts where revenue is recognized based on costs incurred to date plus a reasonable margin. The Company has concluded this is a faithful depiction of how control is transferred to the customer. Performance obligations satisfied at a point in time for the three months ended March 31, 2020 and 2019, respectively, were not significant.
The time between completion of the performance obligation and collection of cash is typically not more than 30 - 60 days. In certain contractual arrangements, such as monthly parker contracts, cash is typically collected in advance of the Company commencing its performance obligations under the contractual arrangement.
On March 31, 2020, the Company had $133.0 million related to performance obligations that were unsatisfied or partially unsatisfied for which the Company expects to recognize revenue. This amount excludes variable consideration primarily related to contracts where the Company and customer share the gross revenues or operating profit for the location and contracts where transaction prices include performance incentives that are constrained at contract inception. These performance incentives are based on measures that are ascertained exclusively by future performance and therefore cannot be estimated at contract inception by the Company. The Company applies the practical expedient that permits exclusion of information about the remaining performance obligations that have original expected durations of one year or less.
The Company expects to recognize the remaining performance obligations as revenue in future periods as follows:

(millions) (unaudited)	Remaining Performance Obligations
2019	$39.5
2020	38.9
2021	22.9
2022	15.9
2023	8.9
2024 and thereafter	6.9
Total	$133.0

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

Contract assets and liabilities are reported on a contract-by-contract basis and are included in Notes and accounts receivable, net, and Accrued expenses, respectively, on the Condensed Consolidated Balance Sheets. Impairment charges related to accounts receivable for the three months ended March 31, 2020 and 2019, were not significant. There were no impairment charges recorded on contract assets and contract liabilities for the three months ended March 31, 2020 and 2019.

The following table provides information about accounts receivable, contract assets and contract liabilities with customers and clients as of March 31, 2020 (unaudited) and December 31, 2019:

(millions)	March 31, 2020	December 31, 2019
Accounts receivable	$148.6	$151.3
Contract asset	10.2	11.0
Contract liability	(13.5)	(19.4)

Changes in contract assets which include recognition of additional consideration due from the customer are offset by reclassifications of contract asset balances to accounts receivable when the Company obtains an unconditional right to consideration, thereby establishing an accounts receivable. The following table provides information about changes to contract asset balances for the three months ended March 31, 2020 and 2019:

	Three Months Ended
(millions) (unaudited)	March 31, 2020	March 31, 2019
Balance, beginning of period	$11.0	$11.4
Additional contract assets	10.2	10.3
Reclassification to accounts receivable	(11.0)	(11.4)
Balance, end of period	$10.2	$10.3

Changes in contract liabilities primarily include additional contract liabilities and reductions of contract liabilities when revenue is recognized. The following table provides information about changes to contract liability balances for the three months ended March 31, 2020 and 2019:

	Three Months Ended
(millions) (unaudited)	March 31, 2020	March 31, 2019
Balance, beginning of period	$(19.4)	$(19.1)
Additional contract liabilities	(13.5)	(14.3)
Recognition of revenue from contract liabilities	19.4	19.1
Balance, end of period	$(13.5)	$(14.3)

Cost of contracts, net
Cost of contracts, net, represents the cost of obtaining contractual rights associated with providing services for management type contracts. Incremental costs incurred to obtain service contracts are amortized on a straight line basis over the estimated life of the contracts, including anticipated renewals and terminations. This is consistent with the timing of when the Company satisfies the related performance obligations. Estimated lives are based on the contract life or anticipated lives of the contract.

Amortization expense related to cost of contracts not considered service concession arrangements is included within Depreciation and amortization in the Condensed Consolidated Statements of Income. Amortization expense of cost of contracts related to service concession arrangements within the scope of Topic 853 and certain management type contracts are recorded as a reduction of revenue and were not significant for the three months ended March 31, 2020 and 2019, respectively. Amortization expense related to cost of contracts for the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended
(millions) (unaudited)	March 31, 2020	March 31, 2019
Amortization expense	$0.4	$0.5

As of March 31, 2020 and December 31, 2019, cost of contracts net of accumulated amortization included on the Condensed Consolidated Balance Sheets within Other noncurrent assets was $5.9 million and $4.3 million, respectively. No impairment charges were recorded for the three months ended March 31, 2020 and 2019, respectively.

5. Legal and Other Commitments and Contingencies

The Company is subject to litigation in the normal course of its business. The outcomes of legal proceedings and claims brought against the Company and other loss contingencies are subject to significant uncertainty. The Company accrues a charge against income when its management determines that it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. In addition, the Company accrues for the authoritative judgments or assertions made against it by government agencies at the time of their rendering regardless of its intent to appeal. In addition, the Company is from time-to-time party to litigation, administrative proceedings and union grievances that arise in the normal course of business, and occasionally pays non-material amounts to resolve claims or alleged violations of regulatory requirements. There are no "normal course" matters that separately or in the aggregate, would, in the opinion of management, have a material adverse effect on its results of operation, financial condition or cash flows.

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

6. Other Intangible Assets, net

The components of other intangible assets, net, at March 31, 2020 and December 31, 2019 were as follows:

		March 31, 2020 (unaudited)			December 31, 2019
(millions)	Weighted Average Life (Years)	Acquired Intangible Assets, Gross	Accumulated Amortization	Acquired Intangible Assets, Net	Acquired Intangible Assets, Gross	Accumulated Amortization	Acquired Intangible Assets, Net
Covenant not to compete	2.7	$2.9	$(0.6)	$2.3	$2.9	$(0.3)	$2.6
Trade names and trademarks	3.7	5.6	(1.5)	4.1	5.6	(1.2)	4.4
Proprietary know how	4.4	10.4	(2.4)	8.0	10.4	(2.0)	8.4
Management contract rights	8.8	81.0	(38.7)	42.3	81.0	(37.4)	43.6
Customer relationships	13.6	100.4	(8.8)	91.6	100.4	(7.2)	93.2
Acquired intangible assets, net (1)	11.3	$200.3	$(52.0)	$148.3	$200.3	$(48.1)	$152.2

(1)  Intangible assets have estimated remaining lives between one and fourteen years.

The table below shows the amortization expense related to intangible assets for the three months ended March 31, 2020 and March 31, 2019, respectively, and is included in Depreciation and amortization within the Condensed Consolidated Statements of Income:

	Three Months Ended
(millions) (unaudited)	March 31, 2020	March 31, 2019
Amortization expense	$3.9	$3.8

See Note 1. Significant Accounting Policies and Practices for additional detail on the Company's policy for assessing Other Intangible Assets, net, for impairment and results of impairment testing performed as of March 31, 2020. No impairment charges were recorded during the three months ended March 31, 2020 and 2019, respectively.
7. Goodwill

The changes to carrying amount of goodwill for the three months ended March 31, 2020 was as follows:

(millions) (unaudited)	Commercial	Aviation	Total
Balance as of December 31, 2019	$368.9	$217.1	$586.0
Foreign currency translation	(0.3)	—	(0.3)
Balance as of March 31, 2020	$368.6	$217.1	$585.7

See Note 1. Significant Accounting Policies and Practices for additional detail on the Company's policy for assessing goodwill for impairment and results of impairment testing performed as of March 31, 2020. No impairment charges were recorded during the three months ended March 31, 2020 and 2019, respectively.
8. Borrowing Arrangements

Long-term borrowings as of March 31, 2020 and December 31, 2019, in order of preference, consist of:

		Amount Outstanding
(millions)	Maturity Date	March 31, 2020	December 31, 2019
		(unaudited)
Senior Credit Facility, net of original discount on borrowings and deferred financing costs	November 30, 2023	$356.8	$345.9
Other borrowings	Various	24.9	23.1
Total obligations under Senior Credit Facility and other borrowings		381.7	369.0
Less: Current portion of obligations under Senior Credit Facility and other borrowings		18.8	17.9
Total long-term obligations under Senior Credit Facility and other borrowings		$362.9	$351.1

Senior Credit Facility
On November 30, 2018 (the "Closing Date"), the Company entered into a credit agreement (as amended prior to the Third Amendment Effective Date (as defined below), the “Credit Agreement”) with Bank of America, N.A. (“Bank of America”), as Administrative Agent, swing-line lender and a letter of credit issuer; Wells Fargo Bank, N.A., as syndication agent; BMO Harris Bank N.A., JPMorgan Chase Bank, N.A., KeyBank National Association and U.S. Bank National Association, as co-documentation agents; Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners; and the lenders party thereto (the “Lenders”), pursuant to which the Lenders made available to the Company a senior secured credit facility (the “Senior Credit Facility”). On May 6, 2020, (the "Third Amendment Effective Date"), the Company entered into the third amendment (the "Third Amendment") to the Credit Agreement (as amended by the Third Amendment, the "Amended Credit Agreement"). Prior to the Third Amendment Effective Date, the Senior Credit Facility permitted aggregate borrowings of $550.0 million consisting of (i) a revolving credit facility of up to $325.0 million at any time outstanding, which includes a letter of credit facility that is limited to $100.0 million at any time outstanding, and (ii) a term loan facility of $225.0 million (the entire principal amount of which the Company drew on the Closing Date). Pursuant to the Amended Credit Agreement, the aggregate commitments under the revolving credit facility increased by $45.0 million to $370.0 million. The increased borrowing capacity will be available until May 5, 2021, at which time it will revert back to $325.0 million.
Prior to the Third Amendment Effective Date, borrowings under the Senior Credit Facility bore interest, at the Company’s option, (i) at a rate per annum based on the Company’s consolidated total debt to EBITDA ratio for the 12-month period ending as of the last day of the immediately preceding fiscal quarter, determined in accordance with the applicable pricing levels set forth in the Credit Agreement (the “Applicable Margin”) for London Interbank Offered Rate (“LIBOR”) loans, subject to a "floor" on LIBOR of 0.00%, or a comparable or successor rate to LIBOR approved by Bank of America, plus the applicable LIBOR rate or (ii) the Applicable Margin for base rate loans plus the highest of (x) the federal funds rate plus 0.5%, (y) the Bank of America prime rate and (z) a daily rate equal to the applicable LIBOR rate plus 1.0%. Pursuant to the Third Amendment, (a) for the period from the Third Amendment Effective Date until the date on which the Company delivers a compliance certificate for the fiscal quarter ending June 30, 2021, (i) the interest rate applicable to both the term loan and revolving facilities was fixed at LIBOR plus 2.75% per annum and (ii) the per annum rate applicable to unused revolving credit facility commitments was fixed at 0.375%, after which time the interest rate and the per annum rate will be determined as was previously provided in the Credit Agreement on the Closing Date, (b) the LIBOR "floor" was increased to 1.00%, (c) the Company is subject to a one-time liquidity test that requires it to have liquidity of at least $50.0 million at June 30, 2020, and (d) certain other negative and financial covenants were amended, which included restrictions on certain Investments, Permitted Acquisitions, Restricted Payments and Prepayments of Subordinated Debt (each as defined in the Amended Credit Agreement and described in the Third Amendment), through the delivery of the compliance certificate for the fiscal quarter ending June 30, 2021.
Under the terms of the Credit Agreement, prior to the Third Amendment Effective Date, term loans were subject to scheduled quarterly payments of principal in installments equal to 1.25% of the initial aggregate principal amount of such term loan. In accordance with the Amended Credit Agreement, starting in the second quarter of 2021, the quarterly payments of principal in installments for term loans under the Senior Credit Facility will increase from 1.25% to 1.875% of the initial aggregate principal amount thereof.
Prior to the Third Amendment Effective Date, the Company was required to maintain a maximum consolidated total debt to EBITDA ratio of not greater than 4.25:1.0 (with certain step-downs described in, and as calculated in accordance with, the Credit Agreement that were amended under the Third Amendment). In addition, the Company was required to maintain a minimum consolidated fixed charge coverage ratio of not less than 3.50:1.0 (with certain step-ups described in the Credit Agreement). As of March 31, 2020, the step-down of the maximum total debt to EBITDA ratio required the Company to maintain a maximum ratio of not greater than 4.00:1.0. Under the terms of the Third Amendment, the maximum consolidated debt to EBITDA ratio will be waived for the quarter ending June 30, 2020.  Starting with the quarter ending September 30, 2020, the Company will be required to maintain a maximum consolidated total debt to EBITDA ratio (as calculated in accordance with the Third Amendment) of not greater than 5.50:1.0 (with certain step-downs described in the Amended Credit Agreement) and as of June 30, 2020 maintain a minimum consolidated fixed coverage ratio of not less than 2.75:1:0 (with certain step-ups described in the Amended Credit Agreement). On June 30, 2020 only, the Company must maintain $50.0 million of Minimum Liquidity (as described in the Amended Credit Agreement).
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
Each wholly owned domestic subsidiary of the Company (subject to certain exceptions set forth in the Credit Agreement) has guaranteed all existing and future indebtedness and liabilities of the other guarantors and the Company arising under the Credit Agreement. The Company’s obligations under the Credit Agreement and such domestic subsidiaries’ guaranty obligations are secured by substantially all of their respective assets. The Senior Credit Facility matures on November 30, 2023. The proceeds from the Senior Credit Facility may be used to finance working capital, capital expenditures and acquisitions, as well as for other general corporate purposes. The Third Amendment did not change the guarantors, collateral, maturity date or permitted uses of proceeds, except as otherwise described above. The Company incurred approximately $1.6 million for fees and other customary closing costs in connection with the Amended Credit Agreement.
As of March 31, 2020, the Company was in compliance with its debt covenants under the Credit Agreement.
At March 31, 2020, the Company had $52.5 million of letters of credit outstanding under the Senior Credit Facility and borrowings against the Senior Credit Facility aggregated to $381.7 million.
The weighted average interest rate on the Company's Senior Credit Facility was 2.6% and 3.9% for the periods ended March 31, 2020 and March 31, 2019, respectively. That rate included all outstanding LIBOR contracts and letters of credit. The weighted average interest rate on all outstanding borrowings, not including letters of credit, was 2.7% and 4.3%, respectively, at March 31, 2020 and March 31, 2019.
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
Subordinated Convertible Debentures
The Company acquired Subordinated Convertible Debentures ("Convertible Debentures") as a result of the October 2, 2012 acquisition of Central Parking Corporation. The subordinated debenture holders have the right to redeem the Convertible Debentures for $19.18 per share upon their stated maturity (April 1, 2028) or upon acceleration or earlier repayment of the Convertible Debentures. There were no redemptions of Convertible Debentures during the periods ended March 31, 2020 and December 31, 2019, respectively. The approximate redemption value of the Convertible Debentures outstanding at March 31, 2020 and December 31, 2019 was $1.1 million for both years.

9. Stock Repurchase Program

In May 2016, the Board of Directors authorized the Company to repurchase in the open market shares of the Company's outstanding common stock in an amount not to exceed $30.0 million. Under this program, the entire authorized amount was applied to repurchase 988,767 shares of common stock at an average price of $30.30 resulting in completion of the program in August 2019.

In July 2019, the Company's Board of Directors authorized the Company to repurchase, on the open market, shares of its outstanding common stock in an amount not to exceed $50.0 million in aggregate. Under this program, the Company has repurchased 393,975 shares of common stock during the three months ended March 31, 2020 at an average price of $38.78 per share.

In March 2020, the Company's Board of Director's authorized a new program to repurchase, on the open market, shares of its outstanding common stock in an amount not to exceed $50.0 million in aggregate. As of March 31, 2020, no shares have been repurchased under this program.

As of March 31, 2020, $50.0 million and $9.4 million remained available for repurchase under the March 2020 and July 2019 stock repurchase programs, respectively. Under the programs, repurchases of the Company's common stock may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with Rules 10b-18, to the extent relied upon, and 10b5-1 under the Exchange Act at times and prices considered to be appropriate at the Company's discretion. The stock repurchase programs do not obligate the Company to repurchase any particular amount of common stock, have no fixed termination date, and may be suspended at any time at the Company's discretion. As of March 31, 2020, in order to improve the Company's liquidity, the Company suspended repurchases under the stock repurchase programs.

The table below summarizes stock repurchase activity under the stock repurchase programs during the three months ended March 31, 2020 and 2019, respectively:

	Three Months Ended
(millions, except for share and per share data) (unaudited)	March 31, 2020	March 31, 2019
Total number of shares repurchased	393,975	72,742
Average price paid per share	$38.78	32.29
Total value of shares repurchased	$15.3	2.3

The following table summarizes the remaining authorized repurchase amounts in the aggregate under the July 2019 and March 2020 repurchase programs as of March 31, 2020.

(millions) (unaudited)	March 31, 2020
Total authorized repurchase amount	$100.0
Total value of shares repurchased	40.6
Total remaining authorized repurchase amount	$59.4

10. Bradley Agreement

The Company entered into a 25-year agreement (the "Bradley Agreement") with the State of Connecticut (the “State”) that expires on April 6, 2025, under which it operates surface and garage parking spaces at Bradley International Airport (“Bradley”) located in the Hartford, Connecticut metropolitan area.

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

The total deficiency repayments (net of payments made) from the State as of March 31, 2020 (unaudited) were as follows:

(millions)	March 31, 2020
Balance as of December 31, 2019	$0.1
Deficiency payments made	—
Deficiency repayments received	(0.1)
Balance as of March 31, 2020	$—

The total deficiency repayments (net of payments made), interest and premium received and recognized for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended
(millions) (unaudited)	March 31, 2020	March 31, 2019
Deficiency repayments	$0.1	$0.6
Interest	0.1	—
Premium	—	0.1

Deficiency payments made are recorded as an increase in Cost of services - management type contracts and deficiency repayments, interest and premium received are recorded as reductions to Cost of services - management type contracts. The reimbursement of principal, interest and premium is recognized when received.

There were no amounts of estimated deficiency payments accrued as of March 31, 2020 and December 31, 2019, as the Company concluded that the potential for future deficiency payments did not meet the criteria of both probable and estimable. However, the Company may be required to make deficiency payments if the impacts of COVID-19 continue. The Company has been managing this exposure by working with Bradley to manage costs and obtain necessary waivers of guaranteed payments, if applicable. The Company cannot predict if it will obtain future waivers and be able to continually manage costs effectively. Therefore, the Company will record any potential accrued deficiency payments when probable and estimable.

In addition to the recovery of certain general and administrative expenses incurred, the Bradley Agreement provides for an annual management fee payment, which is based on operating profit tiers. The annual management fee is further apportioned 60% to the Company and 40% to an unaffiliated entity, and the annual management fee is paid to the extent funds are available for the trustee to make distribution, and are paid after Guaranteed Payments (as defined in the Bradley Agreement), and after the repayment of all deficiency payments, including interest and premium. Cumulative management fees of approximately $19.9 million and $19.7 million had not been recognized as of March 31, 2020 and December 31, 2019, respectively, and no management fees were recognized as revenue for the three months ended March 31, 2020 and 2019.
11. Stock-Based Compensation
Stock Grants

There were no stock grants granted during the three months ended March 31, 2020 and 2019, respectively. The Company recognized no stock-based compensation expense related to stock grants for the three months ended March 31, 2020 and 2019, respectively.

Restricted Stock Units

During the three months ended March 31, 2020 and 2019, 0 and 37,235 restricted stock units were awarded by the Company, respectively. During the three months ended March 31, 2020 and 2019, 0 and 7,518 restricted stock units vested, respectively. During the three months ended March 31, 2020 and 2019, 0 and 7,978 restricted stock units were forfeited under the Company's Long-Term Incentive Plan, as Amended and Restated (the "Plan") and became available for reissuance, respectively.

The table below shows the Company's stock-based compensation expense related to the restricted stock units for the three months ended March 31, 2020 and 2019, respectively, and is included in General and administrative expenses within the Condensed Consolidated Statements of Income:

	Three Months Ended
(millions) (unaudited)	March 31, 2020	March 31, 2019
Stock-based compensation expense	$0.3	$0.2

As of March 31, 2020, there was $1.4 million of unrecognized stock-based compensation costs related to the restricted stock units that are expected to be recognized over a weighted average remaining period of approximately 1.6 years.
Performance Share Units

During the three months ended March 31, 2020 and 2019, the Company granted 96,056 and 125,232 performance share units to certain executives, respectively. No performance share units vested during the three months ended March 31, 2019. During the three months ended March 31, 2019, 7,940 performance share units were forfeited under the Plan and became available for reissuance. During the three months ended March 31, 2020, compensation expense related to 302,969 performance share units granted under the Performance-Based Incentive Program was reversed, because the Company no longer expected the required performance targets to be achieved for those awards.

The table below shows the Company's stock-based compensation expense (reduction of expense) related to the Performance-Based Incentive Program for the three months ended March 31, 2020 and 2019, respectively, and is included in General and administrative expenses within the Condensed Consolidated Statements of Income:

	Three Months Ended
(millions) (unaudited)	March 31, 2020	March 31, 2019
Stock-based compensation (reversal) expense	$(3.2)	$0.2

As of March 31, 2020, there was $0.1 million of unrecognized compensation expense related to performance share unit awards, which is expected to be recognized over a weighted average period of approximately 0.7 years.

12. Net Income per Common Share

Basic net income per share is computed by dividing net income by the weighted daily average number of shares of common stock outstanding during the period. Diluted net income per share is based upon the weighted daily average number of shares of common stock outstanding for the period plus dilutive potential common shares, including restricted stock units, using the treasury-stock method.

A reconciliation of the weighted average basic common shares outstanding to the weighted average diluted common shares outstanding is as follows:

	Three Months Ended
(millions, except share and per share data) (unaudited)	March 31, 2020	March 31, 2019
Net (loss) income attributable to SP Plus Corporation	$(46.1)	$10.6
Basic weighted average common shares outstanding	21,154,047	22,509,050
Dilutive impact of share-based awards	—	158,489
Diluted weighted average common shares outstanding	21,154,047	22,667,539
Net (loss) income per common share
Basic	$(2.18)	$0.47
Diluted	$(2.18)	$0.47

Due to the net loss for the three months ended March 31, 2020, common stock equivalents arising from 153,442 restricted stock units were considered anti-dilutive. For the three months ended March 31, 2020 and 2019, unvested performance share units were excluded from the computation of weighted average diluted common share outstanding because the number of shares ultimately issuable is contingent on the Company's performance goals, which were not achieved as of the reporting dates.

There are no additional securities that could dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share, other than those disclosed.

13. Comprehensive Income

Accumulated other comprehensive loss is comprised of foreign currency translation adjustments and the effective portion of unrealized loss on cash flow hedges. The components of changes in accumulated comprehensive loss, for the three months ended March 31, 2020 were as follows:

(millions) (unaudited)	Foreign Currency Translation Adjustments	Effective Portion of Unrealized Loss on Cash Flow Hedge	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2019	$(2.3)	$(0.4)	$(2.7)
Change in other comprehensive loss	(0.2)	(2.8)	(3.0)
Balance as of March 31, 2020	$(2.5)	$(3.2)	$(5.7)

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

Each of the operating segments are directly responsible for revenue and expenses related to their operations including direct segment administrative costs. Finance, information technology, human resources, and legal are shared functions that are not allocated back to the two operating segments. The CODM assesses the performance of each operating segment using information about its revenue and gross profit as its primary measure of performance, but does not evaluate segments using discrete asset information. There are no inter-segment transactions and the Company does not allocate other income, interest expense, depreciation and amortization or taxes to the operating segments. The accounting policies for segment reporting are the same as for the Company as a whole.
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

•
"Other" consists of ancillary revenue that is not specifically attributable to Commercial or Aviation and certain unallocated items, such as and including prior year insurance reserve adjustments and other corporate items.

The following is a summary of revenues and gross profit by operating segment for the three months ended March 31, 2020 and 2019:

	Three Months Ended
(millions) (unaudited)	March 31, 2020	Gross Margin %	March 31, 2019	Gross Margin %
Services Revenue
Commercial
Lease type contracts	$76.3		$90.6
Management type contracts	72.0		67.4
Total Commercial	148.3		158.0
Aviation
Lease type contracts	5.2		7.0
Management type contracts	62.7		63.2
Total Aviation	67.9		70.2
Other
Lease type contracts	0.2		0.2
Management type contracts	2.4		2.3
Total Other	2.6		2.5
Reimbursed management type contract revenue	190.9		178.7
Total Services Revenue	$409.7		$409.4
Gross Profit
Commercial
Lease type contracts	$(0.9)	(1.2)%	$4.9	5.4%
Management type contracts	25.4	35.3%	24.4	36.2%
Lease impairment	(77.5)	N/M	—	N/M
Total Commercial	(53.0)		29.3
Aviation
Lease type contracts	0.3	5.8%	1.4	20.0%
Management type contracts	14.6	23.3%	15.8	25.0%
Total Aviation	14.9		17.2
Other
Lease type contracts	2.1	N/M	1.8	N/M
Management type contracts	5.8	N/M	4.9	N/M
Total Other	7.9		6.7
Total gross profit	$(30.2)		$53.2

N/M - Not Meaningful

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Important Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q is being filed by SP Plus Corporation (“we”, “SP Plus” or the “Company”) with the Securities and Exchange Commission (“SEC”) and contains forward-looking statements. These statements are typically accompanied by the words “expect,” “estimate,” “intend”, “will,” “predict,” “project,” “may,” “should,” “could,” “believe,” “would,” “might,” “anticipate,” or similar terms and phrases, but such words, terms and phrases are not the exclusive means of identifying such statements. These expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as enacted under the Private Securities Litigation Reform Act of 1995. These forward looking statements are made based on management’s expectations, beliefs and projections concerning future events and are subject to uncertainties and factors relating to operations and the business environment, all of which are difficult to predict and many of which are beyond management’s control. These forward looking statements are not guarantees of future performance and there can be no assurance that our expectations, beliefs and projections will be realized. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Our actual results, performance and achievements could be materially different from those expressed in, or implied by, our forward-looking statements. Important factors which could cause or contribute to our actual results, performance or achievements being different from those expressed in, or implied by, our forward-looking statements differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q and, in particular, the risks discussed in Part II, Item 1A. Risk Factors included in this Quarterly Report on Form 10-Q,and other documents we file with the SEC, which should be read in conjunction with the forward-looking statements in this report. Forward-looking statements speak only as of the date they are made, and except as expressly required by the federal securities laws, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, changed circumstances, future events or for any other reason.

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
We operate under two types of arrangements: management type contracts and lease type contracts. Under a management type contract, we typically receive a fixed and/or variable monthly fee for providing our services, and we may also receive an incentive fee based on the achievement of certain performance objectives. We also receive fees for ancillary services. Typically, all of the underlying revenue and expenses under a standard management type contract flow through to our client rather than to us. However, some management type contracts, which are referred to as “reverse” management type contracts, usually provide for larger management fees and require us to pay various costs. Under a lease type contract, we generally pay to the client either a fixed annual rent, a percentage of gross customer collections, or a combination of both. Under a lease type contract, we collect all revenue and are responsible for most operating expenses, but typically are not responsible for major maintenance, capital expenditures or real estate taxes. Margins for lease type contracts vary significantly, not only due to operating performance, but also due to variability of parking rates in different cities and varying space utilization by parking facility type and location. As of March 31, 2020, we operated approximately 81% of our locations under management type contracts and approximately 19% under lease type contracts.

In evaluating our financial condition and operating performance, management’s primary focus is on our gross profit and total general and administrative expenses. Revenue from lease type contracts includes all gross customer collections derived from our leased locations (net of local taxes), whereas revenue from management type contracts only includes our contractually agreed upon management fees and amounts attributable to ancillary services. Gross customer collections at facilities under management type contracts, therefore, are not included in our revenue. Revenue from lease type contracts also includes a reduction of Services revenue - lease type contracts pursuant to ASU No. 2017-10, Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services, which requires rental expense be presented as a reduction of Services revenue - lease type contracts for those facilities (and corresponding contracts) that meet the criteria and definition of a service concession arrangement. Accordingly, while a change in the proportion of our operating agreements that are structured as lease type contracts versus management type contracts may cause significant fluctuations in reported revenue and expense of parking services, that change will not artificially affect our gross profit. Therefore, gross profit and total general and administrative expenses, rather than revenue, are management’s primary focus.

General Business Trends

We believe that sophisticated clients (which also include property owners) recognize the potential for parking services, parking management, ground transportation services, baggage handling and other ancillary services to be a profit generator and/or a service differentiator to their customers. By outsourcing these services, they are able to capture additional profit and improve customer experience by leveraging the unique operational skills and controls that an experienced services company can offer. Our ability to consistently deliver a uniformly high level of services to our clients, including the use of various technological enhancements, allows us to maximize the profit and/or customer experience to our clients and improves our ability to win contracts and retain existing clients. Our focus on customer service and satisfaction is a key driver of our high retention rate, which was approximately 94% and 89% for both twelve-month periods ended March 31, 2020 and 2019, respectively. This retention rate captures facilities in the Commercial segment.
Commercial Segment Facilities
The following table reflects our Commercial facilities (by contractual type) operated at the end of the years indicated:

	March 31, 2020	December 31, 2019	March 31, 2019
Leased facilities	603	609	621
Managed facilities	2,609	2,560	2,546
Total Commercial segment facilities (1)	3,212	3,169	3,167

(1) Includes partial ownership in one leased facility.

Revenue

We recognize services revenue from lease and management type contracts as the related services are provided. Substantially all of our revenue comes from the following two sources:

Lease type contracts. Consists of all revenue received at lease type locations, including gross receipts (net of local taxes), consulting and real estate development fees, gains on sales of contracts and payments for exercising termination rights. Revenue from lease type contracts includes a reduction of Services revenue - lease type contracts.

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

Goodwill and Other Intangibles
Goodwill represents the excess of purchase price paid over the fair value of net assets acquired. In accordance with the Financial Accounting Standards Board's ("FASB") authoritative accounting guidance on goodwill, we evaluate goodwill for impairment on an annual basis, or more often if events or circumstances change that could cause goodwill to become impaired. We have elected to assess the impairment of goodwill annually on October 1 or at an interim date if there is an event or change in circumstances indicating the carrying value may not be recoverable. The goodwill impairment test is performed at the reporting unit level; our reporting units represent our operating segments, consisting of Commercial and Aviation. Factors that could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the use of acquired assets or our business strategy, and significant negative industry or economic trends.
If we do not elect to perform a qualitative assessment, we can voluntarily proceed directly to Step 1. As of January 1, 2020, we adopted Accounting Standards Update ("ASU") 2017-04, which eliminated the two step approach from the current goodwill impairment test and allows impairment to be calculated based on the results of the first step. In Step 1, we perform a quantitative analysis to compare the fair value of the reporting unit to its carrying value including goodwill. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired, and we are not required to perform further testing. If the carrying value of a reporting unit exceeds the estimated fair value, an impairment loss is recognized equal to the excess, limited to the total amount of goodwill allocated to that reporting unit. The determination of fair value of these assets utilizes cash flow projections that assume certain future revenue and cost levels, assumed discount rates based upon current market conditions and other valuation factors, all of which involve the use of significant judgment and estimates. We also assess critical areas that may impact our business including economic conditions, market related exposures, competition, changes in service offerings and changes in key personnel.
As a result of the impact of COVID-19 on our expected future operating cash flows, we completed an assessment of goodwill impairment as of March 31, 2020 and concluded that it was more likely than not that the estimated fair values of each of our reporting units exceeded their carrying amount of net assets assigned to each reporting unit. As a result, goodwill was not impaired. See Note 7. Goodwill in the notes to the Condensed Consolidated Financial Statements for further discussion.
Intangible assets with finite lives are amortized over their estimated useful lives and reviewed for impairment when circumstances change that would indicate the carrying value may not be recoverable. Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. We evaluate the remaining useful life of the other intangible assets on a periodic basis to determine whether events or circumstances warrant a revision to their remaining useful lives. Assumptions and estimates about future values and remaining useful lives of its intangible and other long-lived assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors, such as changes in our business strategy and internal forecasts. Although management believes the historical assumptions and estimates are reasonable and appropriate, different assumptions and estimates could materially impact reported financial results.
As a result of the impact of COVID-19 on our expected future operating cash flows, we determined certain impairment testing triggers had occurred. Accordingly, we performed analysis on undiscounted cash flows for certain finite lived intangible assets as of March 31, 2020. Based on this undiscounted cash flow analysis, we determined that estimated undiscounted future cash flows exceeded their net carrying values and therefore as of March 31, 2020, intangible assets were not impaired.

For both goodwill and intangible assets, future events may indicate differences from our judgments and estimates which could, in turn, result in impairment charges. Future events that may result in impairment charges include extended unfavorable economic impacts of COVID-19, increases in interest rates, which would impact discount rates, or other factors which could decrease revenues and profitability of existing locations and changes in the cost structure of existing facilities.
Long-Lived Assets
We evaluate long-lived assets, primarily including Leasehold improvements, equipment, construction in progress and right-of use ("ROU") assets for impairment whenever events or circumstances indicate that the carrying value of an asset or asset group may not be recoverable. We group assets at the lowest level for which cash flows are separately identified in order to measure an impairment. Events or circumstances that would result in an impairment review include a significant change in the use of an asset, the planned sale or disposal of an asset, or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset group. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset group. If it is determined to be impaired, the impairment recognized is measured by the amount by which the carrying value of the asset exceeds its fair value.
As a result of the effect of COVID-19 on our expected future operating cash flows, we determined certain impairment triggers had occurred for ROU assets associated with leases. See Note 2. Leases in the notes to the Condensed Consolidated Financial Statements for further discussion.
Assumptions and estimates used to determine cash flows in the evaluation of impairment and the fair values used to determine the impairment are subject to a degree of judgment and complexity. Any future changes to the assumptions and estimates resulting from changes in actual results or market conditions from those anticipated may affect the carrying value of long-lived assets and could result in additional impairment charges. Future events that may result in impairment charges include extended unfavorable economic impacts of COVID-19, or other factors which could decrease revenues and profitability of existing locations and changes in the cost structure of existing facilities.
Segments

An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenue and incur expenses, and about which separate financial information is regularly evaluated by our chief operating decision maker (“CODM”), in deciding how to allocate resources. Our CODM is our chief executive officer.
The operating segments are reported to our CODM as Commercial and Aviation.

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

•
Aviation encompasses our services in aviation (e.g., airports, airline and certain hospitality clients with baggage and parking services) as well as ancillary services, which include ground transportation services, valet services, baggage handling, baggage repair and replacement, remote air check-in services and other services.

•
"Other" consists of ancillary revenue and costs that are not specifically attributable to Commercial or Aviation and certain unallocated items, such as and including prior year insurance reserve adjustments/costs and other corporate items.

In December 2019, we changed our internal reporting segment information and certain locations previously reported under Commercial are now included in Other. All prior periods presented have been reclassified to conform to our internal reporting structure.

Analysis of Results of Operations

Three Months Ended March 31, 2020 Compared to Three Months March 31, 2019

Existing business represents business that has been operating for at least one year and operating for the entire period in the comparative period being presented. Other business comprises of expired business, conversions and new/acquired business. Expired business relates to contracts that have expired but where we were operating the business in the comparative period presented. Existing business in the Other segment represents amounts not specifically allocated and/or identifiable to Commercial or Aviation.
Consolidated results of the first quarter 2020 include the following notable items:

	Three Months Ended		Variance
(millions) (unaudited)	March 31, 2020	March 31, 2019	Amount	%
Services revenue	$218.8	$230.7	$(11.9)	(5.2)%
Cost of services	171.5	177.5	(6.0)	(3.4)%
Lease impairment	77.5	—	77.5	100.0%
Gross profit	(30.2)	53.2	(83.4)	(156.8)%
General and administrative expenses	20.7	27.1	(6.4)	(23.6)%
Depreciation and amortization	7.5	7.2	0.3	4.2%
Operating (loss) income	(58.4)	18.9	(77.3)	(409.0)%
Income tax (benefit) expense	(16.8)	3.1	(19.9)	(641.9)%

Services revenue decreased by $11.9 million, or 5.2%, attributable to the following:

•
Services revenue for lease type contracts decreased $16.1 million, or 16.5%, primarily driven by a decrease of $9.8 million from existing business, $7.4 million from expired business, and $0.2 million from locations that converted from management type contracts during the periods presented, partially offset by an increase of $1.3 million from new/acquired business. Existing business revenue decreased $9.8 million, or 11.0%, primarily due to a decrease in transient revenue.

•
Services revenue for management type contracts increased $4.2 million, or 3.2%, primarily from an increase of $16.0 million from new/acquired business, partially offset by a decrease of $6.0 million from expired business and $5.8 million from existing business.

Gross profit decreased by $83.4 million, or 156.8%, attributable to the following:

•
Gross profit for lease type contracts decreased $6.6 million, or 81.5% and gross profit percentage to 1.8% for the three months ended March 31, 2020, compared to 8.3% for the three months ended March 31, 2019. Gross profit for lease type contracts decreased as a result of decreases in gross profit for existing business, expired business, and new/acquired business. Gross profit for existing business decreased primarily due to decreases in transient revenue, partially offset by a decrease in rent expense and a decrease in overall net operating costs.

•
Gross profit for management type contracts increased $0.7 million, or 1.6%, while gross profit percentage for management type contracts decreased to 33.4% for three months ended March 31, 2020, compared to 33.9% for three months ended March 31, 2019. Gross profit for management type contracts increased as a result of increases in gross profit for new/acquired business and existing business, partially offset by a decrease in expired business. Existing business gross profit increased $1.1 million, or 2.7%, primarily due to a decrease in overall net operating costs.

•
We recognized $77.5 million of impairment charges related to operating lease right-of-use assets in the Commercial segment for the three months ended March 31, 2020. Due to the expected impact of COVID-19 on our operations, our future operating cash flows for certain locations is expected to lower. As a result, the fair value of those locations was lower than their carrying value and a corresponding impairment charge was recorded. No impairment charge was recognized during the three months ended March 31, 2019.

General and administrative expenses decreased $6.4 million, or 23.6%, primarily related to the reversal of stock based compensation related to performance share units during the three months ended March 31, 2020, as well as lower performance based compensation during the three months ended March 31, 2020 as compared to the prior year.

Our effective tax rate was 26.9% for the three months ended March 31, 2020 and 22.0% for the three months ended March 31, 2019. The effective tax rate for the three months ended March 31, 2019 reflects an increase in estimated tax credits and a reduction in state taxes.

The following tables are a summary of revenues (excluding reimbursed management type contract revenue) and gross profit by segment for the three months ended March 31, 2020 and 2019.

Commercial segment: Services Revenue
Lease type contracts. Lease type contract revenue decreased $14.3 million, or 15.8%, to $76.3 million for the three months ended March 31, 2020, compared to $90.6 million for the three months ended March 31, 2019. Existing business lease type revenue decreased $9.3 million, or 11.2%, primarily due to a decrease in transient revenue. Lease type revenue from other business decreased by $5.0 million or 68.5% primarily due to decreases of $6.2 million from expired business and $0.2 million from locations that converted from management type contracts during the periods presented, partially offset by an increase of $1.4 million from new/acquired business.

Management type contracts. Management type contract revenue increased $4.6 million, or 6.8%, to $72.0 million for the three months ended March 31, 2020, compared to $67.4 million for the three months ended March 31, 2019.  Existing business management type revenue increased slightly to $61.7 million for the three months ended March 31, 2020 as compared to $61.6 million for the three months ended March 31, 2019. Other business management type revenue increased by $4.5 million, or 77.6%, primarily due to an increase of $9.4 million from new/acquired business, partially offset by a decrease of $4.9 million from expired business.

Commercial segment: Gross Profit
Lease type contracts. Gross profit for lease type contracts decreased $5.8 million, or 118.4%, to a loss of $0.9 million for the three months ended March 31, 2020, compared to $4.9 million for three months ended March 31, 2019. Gross profit percentage for lease type contracts decreased to negative 1.2% for the three months ended March 31, 2020, compared to 5.4% for the three months ended March 31, 2019. Gross profit for lease type contracts decreased as a result of decreases in existing business and expired business. Gross profit for existing business decreased primarily due to decreases in transient revenue, partially offset by decreases in rent expense and overall net operating costs.

Management type contracts. Gross profit for management type contracts increased $1.0 million, or 4.1%, to $25.4 million for the three months ended March 31, 2020, compared to $24.4 million for the three months ended March 31, 2019. Gross profit percentage for management type contracts decreased to 35.2% for three months ended March 31, 2020, compared to 36.2% for three months ended March 31, 2019. Gross profit for management type contracts increased as a result of increases in new/acquired business and existing business, partially offset by a decrease in expired business. Existing business gross profit increased $1.1 million, or 5.0%, primarily due to a decrease in overall net operating costs.

Aviation segment: Services Revenue
Lease type contracts. Lease type contract revenue decreased $1.8 million, or 25.7%, to $5.2 million for the three months ended March 31, 2020, compared to $7.0 million for the three months ended March 31, 2019. Existing business lease type revenue decreased $0.5 million, or 9.3%, primarily due to a decrease in transient revenue. Lease type revenue from Other business decreased by $1.3 million, or 81.3%, primarily due to decreases of $1.2 million from expired business and $0.1 million from new/acquired business.

Management type contracts. Management type contract revenue decreased $0.5 million, or 0.8%, to $62.7 million for the three months ended March 31, 2020, compared to $63.2 million for the three months ended March 31, 2019.  Existing business management type revenue decreased by $6.0 million, or 10.6%. Other business management type revenue increased by $5.5 million, or 84.6%, primarily due to an increase of $6.6 million from new/acquired business, partially offset by a decrease of $1.1 million from expired business.

Aviation segment: Gross Profit
Lease type contracts. Gross profit for lease type contracts decreased $1.1 million, or 78.6%, to $0.3 million for the three months ended March 31, 2020, compared to $1.4 million for three months ended March 31, 2019. Gross profit percentage for lease type contracts decreased to 5.8% for the three months ended March 31, 2020, compared to 20.0% for the three months ended March 31, 2019. Gross profit for lease type contracts decreased as a result of decreases in new/acquired business, expired business, and existing business. Gross profit for existing business decreased primarily due to decreases in transient revenue, partially offset by decreases in rent expense and overall net operating costs.

Management type contracts. Gross profit for management type contracts decreased $1.2 million, or 7.6%, to $14.6 million for the three months ended March 31, 2020, compared to $15.8 million for the three months ended March 31, 2019. Gross profit percentage for management type contracts decreased to 23.3% for three months ended March 31, 2020, compared to 25.0% for three months ended March 31, 2019. Gross profit for management type contracts decreased as a result of decreases in existing business, new/acquired business, and expired business. Existing business gross profit decreased $0.6 million, or 4.7%, primarily due to decreases in transient revenue, partially offset by decreases in overall net operating costs.

"Other" segment

"Other" consists of ancillary revenue and costs that are not specifically identifiable to Commercial or Aviation and certain unallocated items, such as and including prior year insurance reserve adjustments/costs and other corporate items. Total service revenue in “Other” increased $0.1 million, or 4.0%, to $2.6 million for the three months ended March 31, 2020, compared to $2.5 million for the three months ended March 31, 2019. Gross profit for “Other” increased $1.2 million, or 17.9%, to $7.9 million for the three months ended March 31, 2020, compared to $6.7 million for the three months ended March 31, 2019.

Analysis of Financial Condition

Liquidity and Capital Resources

General
We continually project anticipated cash requirements for our operating, investing, and financing needs as well as cash flows generated from operating activities available to meet these needs. Our operating needs can include, among other items, commitments for cost of services, operating leases, payroll, insurance claims, interest and legal settlements. Our investing and financing spending can include payments for acquired businesses, joint ventures, capital expenditures, cost of contracts, distributions to noncontrolling interests, share repurchases and payments on our outstanding indebtedness.
As of March 31, 2020, we had $21.9 million of cash and cash equivalents and $125.9 of borrowing availability under our Senior Credit Facility. The COVID-19 pandemic and resulting global disruptions have negatively affected the global economy as well as our business and the businesses of our customers and clients. The full impact of COVID-19 on our business and the businesses of our customers and clients is unknown and highly unpredictable and could continue beyond the containment of the COVID-19 outbreak. We are taking further actions to improve our liquidity, including, without limitation, reducing operating expenses and capital expenditures and suspending repurchases of our common stock. On May 6, 2020, we entered into the third amendment to our credit agreement, which, among other things, increased the funds available under our revolving credit facility by $45.0 million. The additional capacity will be available until May 5, 2021. Based on these actions and our expectations regarding the impact of COVID-19, we believe we will be able to generate sufficient liquidity to satisfy our obligations and remain in compliance with our existing debt covenants for the next twelve months.
Outstanding Indebtedness

On March 31, 2020, we had total indebtedness of approximately $381.7 million, an increase of $12.7 million from December 31, 2019. The $381.7 million in total indebtedness as of March 31, 2020 includes:

▪	$356.8 million under our Senior Credit Facility, net of discounts of $1.1 million and deferred financing costs of $1.5 million; and

▪	$24.9 million of other debt including finance lease obligations, obligations on seller notes and other indebtedness.
Senior Credit Facility
On November 30, 2018 (the "Closing Date"), we entered into a credit agreement (as amended prior to the Third Amendment Effective Date (as defined below), the “Credit Agreement”) with Bank of America, N.A. (“Bank of America”), as Administrative Agent, and various other institutions (the “Lenders”), pursuant to which the Lenders made available to us a senior secured credit facility (the “Senior Credit Facility”). On May 6, 2020 (the "Third Amendment Effective Date"), we entered into the third amendment (the "Third Amendment") to the Credit Agreement (as amended by the Third Amendment, the "Amended Credit Agreement"). Prior to the Third Amendment Effective Date, the Senior Credit Facility permitted aggregate borrowings of $550 million consisting of (i) a revolving credit facility of up to $325 million at any time outstanding, which includes a letter of credit facility that is limited to $100 million at any time outstanding, and (ii) a term loan facility of $225 million (the entire principal amount of which we drew on the Closing Date). Pursuant to the Amended Credit Agreement, the aggregate commitments under the revolving credit facility increased by $45 million to $370 million. The increased borrowing capacity will be available until May 5, 2021, at which time it will revert back to $325 million.
Prior to the Third Amendment Effective Date, borrowings under the Senior Credit Facility bore interest, at our option, (i) at a rate per annum based on our consolidated total debt to EBITDA ratio for the 12-month period ending as of the last day of the immediately preceding fiscal quarter, determined in accordance with the applicable pricing levels set forth in the Credit Agreement (the “Applicable Margin”) for London Interbank Offered Rate ("LIBOR") loans, subject to a "floor" on LIBOR of 0.00%, or a comparable or successor rate to LIBOR approved by Bank of America, plus the applicable LIBOR rate, or (ii) the Applicable Margin for base rate loans plus the highest of (x) the federal funds rate plus 0.5%, (y) the Bank of America prime rate and (z) a daily rate equal to the applicable LIBOR rate plus 1.0%. Pursuant to the Third Amendment, (a) for the period from the Third Amendment Effective Date until the date on which we deliver a compliance certificate for the fiscal quarter ending June 30, 2021, (i) the interest rate applicable to both the term loan and revolving credit facilities was fixed at LIBOR plus 2.75% per annum and (ii) the per annum rate applicable to unused revolving credit facility commitments was fixed at 0.375%, after which time the interest rate and per annum rate will be determined as was previously provided in the Credit Agreement on the Closing Date, (b) the LIBOR "floor" was increased to 1.00%, (c) we are subject to a one-time liquidity test that requires us to have liquidity of at least $50.0 million at June 30, 2020, and (d) certain other negative and financial covenants were amended, which included restrictions on certain Investments, Permitted Acquisitions, Restricted Payments and Prepayments of Subordinated Debt (each as defined in the Amended Credit Agreement and described in the Third Amendment), through the delivery of the compliance certificate for the fiscal quarter ending June 30, 2021.
Under the terms of the Credit Agreement, prior to the Third Amendment Effective Date, term loans were subject to scheduled quarterly payments of principal in installments equal to 1.25% of the initial aggregate principal amount of such term loan. In accordance with the Amended Credit Agreement, starting in the second quarter of 2021, the quarterly payments of principal in installments for term loans under the Senior Credit Facility will increase from 1.25% to 1.875% of the initial aggregate principal amount thereof.

Prior to the Third Amendment Effective Date, we were required to maintain a maximum consolidated total debt to EBITDA ratio of not greater than 4.25:1.0 (with certain step-downs described in, and as calculated in accordance with, the Credit Agreement that were amended under the Third Amendment). In addition, we were required to maintain a minimum consolidated fixed charge coverage ratio of not less than 3.50:1.0 (with certain step-ups described in the Credit Agreement). As of March 31, 2020, the step-down of the maximum total debt to EBITDA ratio required us to maintain a maximum ratio of not greater than 4.00:1.0. Under the terms of the Third Amendment, the maximum consolidated debt to EBITDA ratio will be waived for the quarter ending June 30, 2020. Starting with the quarter ending September 30, 2020, we will be required to maintain a maximum consolidated total debt to EBITDA ratio (as calculated in accordance with the Third Amendment) of not greater than 5.50:1.0 (with certain step-downs described in the Amended Credit Agreement) and as of June 30, 2020 maintain a minimum consolidated fixed coverage ratio of not less than 2.75:1:0 (with certain step-ups described in the Amended Credit Agreement). On June 30, 2020 only, we must maintain $50.0 million of Minimum Liquidity (as described in the Amended Credit Agreement).
Events of default under the Credit Agreement include failure to pay principal or interest when due, failure to comply with the financial and operational covenants, the occurrence of any cross default event, non-compliance with other loan documents, the occurrence of a change of control event, and bankruptcy or other insolvency events. If an event of default occurs and is continuing, the Administrative Agent can, with the consent of the required Lenders, among others (i) terminate the commitments under the Credit Agreement, (ii) accelerate and require us to repay all the outstanding amounts owed under the Credit Agreement, and (iii) require us to cash collateralize any outstanding letters of credit
Each of our wholly-owned domestic subsidiaries (subject to certain exceptions set forth in the Credit Agreement) have guaranteed all existing and future indebtedness and liabilities of the other guarantors and us arising under the Credit Agreement. Our obligations under the Credit Agreement and such domestic subsidiaries’ guaranty obligations are secured by substantially all of their respective assets. The Senior Credit Facility matures on November 30, 2023. The proceeds from the Senior Credit Facility may be used to finance working capital, capital expenditures and acquisitions, as well as for other general corporate purposes. The Third Amendment did not change the guarantors, collateral, maturity date or permitted uses of proceeds, except as otherwise described above. We incurred approximately $1.6 million for fees and other customary closing costs in connection with the Amended Credit Agreement.
As of March 31, 2020, we were in compliance with the covenants under the Credit Agreement, and we had $125.9 million of borrowing availability under the Senior Credit Facility. Our borrowing availability under the Credit Agreement is limited only as of our fiscal quarter-end by the covenant restrictions described above. At March 31, 2020, we had $52.5 million letters of credit outstanding under the Senior Credit Facility and borrowings against the Senior Credit Facility were $359.4 million (excluding debt discount of $1.1 million and deferred financing costs of $1.5 million).

Stock Repurchases

In May 2016, our Board of Directors authorized us to repurchase in the open market shares of our outstanding common stock in an amount not to exceed $30.0 million. Under this program, the entire authorized amount was applied to repurchase 988,767 shares of common stock at an average price of $30.30 resulting in completion of the program in August 2019.
In July 2019, our Board of Directors authorized us to repurchase, on the open market, shares of our outstanding common stock in an amount not to exceed $50.0 million in aggregate. Under this program, we have repurchased 393,975 shares of common stock at an average price of $38.78 through March 31, 2020.
In March 2020, our Board of Director's authorized a new program to repurchase, on the open market, shares of our outstanding common stock in an amount not to exceed $50.0 million in aggregate. We have yet to repurchase shares under this program.
On March 10, 2020, we suspended stock repurchases.

Under all three programs, we have repurchased 2,034,742 shares of common stock through March 31, 2020. The table below summarizes share repurchase activity during the three months ended March 31, 2020.

	Three Months Ended
(millions, except for share and per share data) (unaudited)	March 31, 2020	March 31, 2019
Total number of shares repurchased	393,975	72,742
Average price paid per share	$38.78	$32.29
Total value of shares repurchased	$15.3	$2.3

The following table summarizes the remaining authorized repurchase amounts under the programs as of March 31, 2020.

(millions) (unaudited)	March 31, 2020
Total authorized repurchase amount	$100.0
Total value of shares repurchased	40.6
Total remaining authorized repurchase amount	$59.4

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

Our liquidity also fluctuates on an intra-month and intra-year basis depending on the contract mix and timing of significant cash payments. Additionally, our ability to utilize cash deposited into our local accounts is dependent upon the availability and movement of that cash into our corporate account. For all of these reasons, from time to time, we carry a significant cash balance, while also utilizing our credit facility.

Summary of Cash Flows

Our primary sources of liquidity are cash flows from operating activities and availability under our Senior Credit Facility. The following describes our cash flows for the three months ended March 31, 2020 and 2019, respectively:

	Three Months Ended
(millions) (unaudited)	March 31, 2020	March 31, 2019
Net cash provided by (used in) operating activities	$8.2	$(6.9)
Net cash used in investing activities	(4.3)	(3.2)
Net cash used in financing activities	(5.9)	(6.3)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	0.2
Net decrease in cash and cash equivalents	$(2.2)	$(16.2)

Operating Activities

Net cash provided by operating activities was $8.2 million for the three months ended March 31, 2020 as compared to $6.9 million used in operations during the three months ended March 31, 2019. The increase in net cash provided by operating activities primarily resulted from better working capital management and lower cash taxes.

Investing Activities

Net cash used in investing activities was $4.3 million for the three months ended March 31, 2020, an increase of $1.1 million from $3.2 million during the three months ended March 31, 2019. Cash used for capital investments was $4.0 million during the three months ended March 31, 2020 as compared to $2.1 million during the three months ended March 31, 2019.

Financing Activities

Net cash used in financing activities was $5.9 million for the three months ended March 31, 2020, a decrease of $0.4 million from $6.3 million during the three months ended March 31, 2020. The decrease in net cash used in investing activities was primarily due to higher withdrawals on the Senior Credit Facility, partially offset by higher repurchases of common stock under our stock repurchase programs.

Cash and Cash Equivalents

We had Cash and cash equivalents of $21.9 million and $24.1 million at March 31, 2020 and December 31, 2019, respectively.  The cash balances reflect our ability to utilize funds deposited into our bank accounts.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Form 10-K for the year-ended December 31, 2019.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we conducted an evaluation, under supervision and with the participation of management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (the "Evaluation") at a reasonable assurance level as of the last day of the period covered by this Form 10-Q.

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

Based on the Evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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
Item 1A. Risk Factors

Investors should carefully consider the discussion of risks factors and the other information described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. New risks could emerge at any time and we cannot predict such risks or estimate the extent to which they may affect our financial performance. The following risk factors supplement and/or update risk factors previously disclosed and should be considered in conjunction with the other information included in, or incorporated by reference in, this quarterly report on Form 10-Q.

The global COVID-19 pandemic has had, and is expected to continue to have a negative effect on the global economy, the United States economy and the global financial markets, and has disrupted, and is expected to continue to disrupt, our operations and our clients’ operations, all of which will have an adverse effect on our business, financial condition and results of operations.

The ongoing COVID-19 global and national health emergency has caused significant disruptions in the international and United States economies and financial markets. On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability.

We are taking precautions to protect the safety and well-being of our employees and clients. However, no assurance can be given that the steps being taken will be deemed to be adequate or appropriate, nor can we predict the level of disruption which will occur to our ability to continue to provide services to our clients.
The spread of COVID-19 and the recent developments surrounding the global pandemic are having, and may continue to have, negative impacts on all aspects of our business. We have been, and will continue to be, impacted by related developments, including heightened governmental regulations and travel advisories, recommendations by the U.S. Department of State and the Centers for Disease Control and Prevention, and travel bans and restrictions, each of which has impacted, and is expected to continue to impact, the demand for the services we provide, including professional parking management, ground transportation, remote baggage check-in and handling, facility maintenance, security, event logistics, and other technology-driven mobility solutions.
The extent to which the pandemic impacts our business, operations, and financial results, including the duration and magnitude of such effects, will depend on numerous evolving factors that we may not be able to accurately predict or assess, including, but not limited to:

•	the duration and scope of the pandemic;

•	its impact on global and regional economies and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer spending;

•
its short and longer-term impact on consumer behavior (including the demand for travel and related hospitality services and attendance at concerts, conventions and large public gatherings) and levels of consumer confidence;

•	the short and longer-term impact of statewide stay-at-home orders, including the possible acceleration of the movement toward home office or “work from home” alternatives;

•	the ability of our clients and our customers to navigate the impacts of the pandemic; and

•	actions governments, businesses and individuals take in response to the pandemic, including limiting or banning travel and in-person gatherings.

•
The COVID-19 pandemic has already subjected our business, operations and financial condition to a number of risks, including, but not limited to, those discussed below.

•
COVID-19 has negatively impacted, and, in the future, particularly following the end of the period covered by this Quarterly Report on Form 10-Q, is expected to continue to negatively impact to an extent we are unable to predict, our revenues from the services we provide, which are driven primarily by revenues from travel, entertainment and leisure-related activities.

•
Our clients may experience a decline in their revenues due to the pandemic, which may cause them to be unable or unwilling to pay us amounts that we are entitled to on a timely basis or at all, which would adversely affect our revenues, liquidity and working capital.

As a result, we have taken steps to reduce operating costs and other expenses while improving efficiency, including furloughing a substantial number of our personnel, implementing reduced work hours for other hourly personnel, eliminating non-essential spending and capital expenditures and suspending our stock repurchases. Those steps, along with others we have taken and will take in the future, to reduce our costs may not be sufficient to offset any reduction in our revenues and, at the same time, may negatively impact our ability to attract and retain employees and senior management, retain or expand our client and customer base, continue to provide services sufficient to meet customer demand, including, in particular, following the end of the pandemic, and compete with others in our industries, and our reputation, revenues and market share may suffer as a result. In addition, if our furloughed personnel do not return to work with us when the COVID-19 pandemic subsides, we may experience operational challenges, which could limit our ability to grow and expand our business and could reduce our profits.
Our ability to grow our company may also be harmed by COVID-19. If COVID-19 or general economic weakness causes further deterioration for the travel, leisure and hospitality industry or the other industries to which we provide services, we may not be able to expand the geographies in which we provide our services, acquire businesses that may enable us to fuel our growth or maintain our existing client relationships. In addition, once the pandemic subsides, certain acquisition or other opportunities to grow our business may no longer be available, because such opportunities may have been pursued by our competitors or such opportunities may be too costly or time-consuming for us to pursue at that time. See “Risks relating to our acquisition strategy may adversely impact our results of operations.” See also “We are subject to intense competition that could constrain our ability to gain business and adversely impact our profitability.”
COVID-19 has caused, and, in the future, may continue to cause, us to incur additional expenses in light of the public health implications posed by COVID-19, including additional or accelerated investments in technology solutions which may be mandated by local, state, federal or other governmental authorities or by recommendations from the Centers for Disease Control and Prevention. The cost of investing in, implementing and maintaining such technology may be high, and such technology, whether purchased or developed internally, may not meet our needs or the needs of our clients and customers, in a timely, cost-effective manner or at all. During the course of implementing new technology into our operations, we may experience system interruptions and failures, which may result in additional costs to us. In addition, we may not recognize, in a timely manner or at all, the benefits that we may expect as a result of our implementing this or any other new technology into our operations.
The full impact of COVID-19 on our business and the industries in which we operate, as well as the effect on local, regional and global economic conditions, is highly uncertain, and its continuation, a future resurgence of COVID-19, or the existence of any future pandemic could precipitate or magnify the other risks described below in this Item 1A. “Risk Factors.”
We are subject to intense competition that could constrain our ability to gain business and adversely impact our profitability.
Competition is intense in the parking facility management, valet, ground transportation service, event management and baggage delivery businesses including other ancillary services that we offer. Providers of similar services have traditionally competed on the basis of cost and quality of service. As we have worked to establish ourselves as a leader in the industries in which we operate, we compete predominately on the basis of high levels of service and strong relationships. We may not be able to, or may choose not to compete with certain competitors on the basis of price. As a result, a greater proportion of our clients may switch to other service providers or elect to self-manage the services we provide.
The low cost of entry into these businesses has led to strongly competitive, fragmented markets consisting of various sized entities, ranging from small local or single lot operators to large regional and national businesses and multi-facility operators, as well as governmental entities and companies that can perform for themselves one or more of the services we provide. Regional and local-owned and operated companies may have additional insights into local or smaller markets and significantly lower labor and overhead costs, providing them with a competitive advantage in those regards. Competitors may also be able to adapt more quickly to changes in customer requirements, devote greater resources to the promotion and sale of their services or develop technology that is as or more successful than our technology.
We provide nearly all of our services under contracts, many of which are obtained through competitive bidding, and many of our contracts require that our clients pay certain costs at specified rates. Our management type contracts are typically for a term of one to three years, although the contracts may be terminated by the client, without cause, on 30-days' notice or less, giving clients regular opportunities to attempt to negotiate a reduction in fees or other allocated costs. Any loss of a significant number of clients could, in the aggregate, materially adversely affect our operating results. We may experience higher operating costs related to changes in laws and regulations regarding employee benefits, employee minimum wage, and other entitlements promulgated by federal, state and local governments or as a result of increased local wages necessary to attract employees due to changes in the unemployment rate. If actual costs exceed the rates specified in the contacts or we are unable to renegotiate our specified rates in our contracts, our profitability may be negatively affected. Furthermore, these strong competitive pressures could impede our success in bidding for profitable business and our ability to maintain or increase prices even as costs rise, thereby reducing margins.

Changing consumer preferences and legislation may lead to a decline in parking demand, which could have a material adverse impact on our business, financial condition and results of operations.
Ride sharing services, such as Uber and Lyft, and car sharing services, like Zipcar, along with the potential for driverless cars, may lead to a decline in parking demand in cities and urban areas. While we devote considerable effort and resources to analyzing and responding to consumer preference and changes in the markets in which we operate, consumer preferences cannot be predicted with certainty and can change rapidly. Changes in consumer behaviors, including the use of mobile phone applications and on-line parking reservation services that help drivers reserve parking with garage, lots and individual owner spaces, cannot be predicted with certainty and could change current customers' parking preferences, which may have an impact on the price customers are willing to pay for our services. Additionally, urban congestion and congestion pricing due to the aforementioned ride sharing services, or state and local laws that have been or may be passed encouraging carpooling and use of mass transit systems, may negatively impact parking demand and pricing that a customer would be willing to pay for our services. If we are unable to anticipate and respond to trends in the consumer marketplace and the industry, including, but not limited to, market displacement by livery service companies, car sharing companies and changing technologies, it could have a material and adverse impact on our business, financial condition and results of operations. In addition, several state and local laws have been passed in recent years that encourage the use of carpooling and mass transit. In the future, local, state and federal environmental regulatory authorities may pursue or continue to pursue, measures related to climate change and greenhouse gas emissions which may have the effect of decreasing the number of cars being driven. Such laws or regulations could adversely impact the demand for our services and ultimately our business.
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
We may have difficulty obtaining, maintaining or renewing coverage for certain insurable risks or coverage for certain insurable risks at a reasonable cost to us or at all.
We use a combination of insured and self-insured programs to cover workers' compensation, general/garage liability, automobile liability, property damage, healthcare and other insurable risks, and we provide liability and workers' compensation insurance coverage, consistent with our obligations to our clients under our various contracts. We are responsible for claims in excess of our insurance policies' limits, and, while we endeavor to purchase insurance coverage that is appropriate to our assessment of risk, we are unable to predict with certainty the frequency, nature or magnitude of claims or direct or consequential damages. If our insurance proves to be inadequate or unavailable, our business may be negatively affected.
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
We are obligated to reimburse our insurance carriers for, or pay directly, each loss incurred up to the amount of a specified deductible or self-insured retention amount. We also purchase property insurance that provides coverage for loss or damage to our property and, in some cases, our clients' property, as well as business interruption coverage for lost operating income and certain associated expenses. The deductible or retention applicable to any given loss under the property insurance policies varies based upon the insured values and the peril that causes the loss. Our financial statements reflect our funding of all such obligations based upon guidance and evaluation received from third-party insurance professionals. However, our actual obligations at any particular time may exceed the amount presently funded or accrued, in which case we would need to set aside additional funds to reserve for any such excess.
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
We maintain a comprehensive portfolio of insurance policies to help protect us against loss or damage incurred from a wide variety of insurable risks. Each year, we review with our third party insurance advisers whether the insurance policies and associated coverages that we maintain are sufficient to adequately protect us from the various types of risk to which we are exposed in the ordinary course of business. That analysis takes into account various pertinent factors such as the likelihood that we would incur a material loss from any given risk, as well as the cost of obtaining insurance coverage against any such risk. We are responsible for claims in excess of our insurance policies' limits, and, while we endeavor to purchase insurance coverage that is appropriate to our assessment of risk, we are unable to predict with certainty the frequency, nature or magnitude of claims or direct or consequential damages, including, in particular, due to unforeseen events, such as pandemics and terrorist attacks. In addition, we may sustain material losses resulting from an event or occurrence where our insurance coverage is believed to be sufficient, but such coverage is either inadequate or we cannot access the coverage. Furthermore, our business interruption insurance, however, may not provide sufficient coverage, if any, for losses we incur in connection with a pandemic, in addition to other specified exclusions. These scenarios may result in a material adverse impact on our results of operations.
Our risk management and safety programs may not have the intended effect of allowing us to reduce our insurance costs.
We attempt to mitigate our business and operating risks through the implementation of Company-wide safety and loss control programs designed to decrease the incidence of accidents or events that might increase our exposure or liability. However, our insurance coverage may not be adequate, despite our implementation of Company-wide safety and loss control efforts, or may be inaccessible in certain instances, either of which would result in additional costs to us and may adversely impact our results of operations.
Adverse litigation judgments or settlements resulting from legal proceedings in which we may be involved could adversely affect our operations and financial condition.
In the normal course of business, we are from time to time involved in various legal proceedings. The outcome of these and any other legal proceedings cannot be predicted. It is possible that an unfavorable outcome of some or all of the matters could cause us to incur substantial liabilities that may have a material adverse effect upon our financial condition and results of operations. Any significant adverse litigation, judgments or settlements could have a negative effect on our business, financial condition and results of operations. Because our business employs a significant number of employees, we incur risks that these individuals will make claims against us for violating various employment-related federal, state and local laws. Some or all of these claims may lead to litigation, including class action litigation, and there may be negative publicity with respect to any alleged claims. Additionally, we are subject to risks in the states where we have employees, including, for example, if there are new or unanticipated judicial interpretations of existing laws and those interpretations are applied to employers on a retroactive basis.
We operate in a highly regulated environment, and our compliance with laws and regulations, including any changes thereto, or our non-compliance with such laws and regulations, may impose significant costs on us.
Under various federal, state and local environmental laws, ordinances and regulations, current or previous owners or operators of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in their properties. This applies to properties we either own or operate. These laws typically impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. We may be potentially liable for such costs as a result of our operation of parking facilities. Additionally, we hold a partial ownership interest in four parking facilities, and companies that we acquired in previous years may have owned a large number of properties that we did not acquire. We may be held liable for certain costs as a result of such previous and current ownership. In addition, from time to time we are subject to legal claims and regulatory actions involving environmental issues at certain locations or otherwise in connection with our operations. The cost of defending against claims of liability, or remediation of a contaminated property, could have a material adverse effect on our business, financial condition and results of operations.
In connection with ground transportation services and certain transportation and baggage services provided to our clients, including shuttle bus operations, baggage handling and delivery services and remote airline check-in services, the U.S. Department of Transportation, including the Transportation Security Administration (TSA) and Department of Homeland Security, and various federal and state agencies exercise broad powers over these transportation and baggage related services, including, licensing and authorizations, safety, training and insurance requirements. Our employees must also comply with the various safety and fitness regulations promulgated by the U.S. Department of Transportation and other federal agencies, including those related to minimum training hours and requirements, drug and alcohol testing and service hours. We may become subject to new and more restrictive federal and state regulations, including in the wake of the COVID-19 pandemic. Compliance with such regulations could hamper our ability to provide qualified drivers and increase our operating costs. Our compliance with any new rules and regulations, directives, anticipated rules or other forms of regulatory oversight may have a material adverse effect on us.
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
We collect and remit sales/parking taxes and file tax returns for and on behalf of ourselves and our clients. We are affected, and may in the future be affected, by laws and regulations that may impose a direct assessment on us for failure to remit sales/parking taxes and filing of tax returns for ourselves and on behalf of our clients.
We cannot predict changes in laws and regulations made by federal, state or local government. Any such changes may pose additional regulatory burden and costs on our business or otherwise adversely affect our results of operations.
Risks relating to our acquisition strategy may adversely impact our results of operations.
In the past, a significant portion of our growth has been generated by acquisitions. In light of recent events related to the COVID-19 pandemic, we expect that there will be a slowdown in the pace or size of our acquisitions, which, in addition to the other factors discussed above, could lead to a slower growth rate. Any acquisition we make, including Bags, may not provide us with any of the benefits that we anticipated or anticipate when entering into such transaction, particularly acquisitions in adjacent professional services. The process of integrating an acquired business may create unforeseen difficulties and expenses. The areas in which we may face risks in connection with any potential acquisition of a business include, but are not limited to:

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

•
an acquired entity may not have in place all the necessary controls as required by the SEC and the Public Company Accounting Oversight Board, and implementing such controls, procedures, and policies may fail;

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

•	additional indebtedness incurred as a result of an acquisition may adversely impact our financial position, results of operations, and cash flows;

•	we may be subject to additional compliance and other regulatory requirements as a result of the acquired business, including in connection with any new products or services we offer;

•	unanticipated or unknown liabilities may arise relating to the acquired business; and

•	our inability to successfully execute this and other components of our strategy can have a material adverse impact on our business, financial condition and results of operations.
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
We are particularly exposed to increases in costs for locations that we operate under lease type contracts because we are generally responsible for all the operating expenses of our leased locations. Typically, during the first and fourth quarters of each year, seasonality generally impacts our performance with regard to moderating revenues, with the reduced levels of travel most clearly reflected in the parking activity associated with our airport and hotel businesses as well as increases in certain costs of parking services, such as snow removal, all of which negatively affects gross profit. The impact of COVID-19 on the seasonality of our business specifically, and the performance of our operations generally, will depend on, among other factors, the scale and duration of the pandemic and its impact on regulations, consumer behavior and consumer spending.
Deterioration in economic conditions in general could reduce the demand for our services and, as a result, reduce our earnings and adversely affect our financial condition.
Adverse changes in global, national and local economic conditions could have a negative impact on our business. Adverse economic conditions, including in relation to COVID-19, may result in client's customers reducing their discretionary spending, which includes travel and leisure spending. Because a portion of our revenue is tied to the volume of airline passengers, hotel guests, retail shoppers and sports event attendees, our business could be adversely impacted by the curtailment of business travel, personal travel or discretionary spending caused by unfavorable changes in economic conditions and/or consumer confidence. Adverse changes in local, regional, national and international economic conditions could depress prices for our services or cause clients to cancel agreements for the services we provide to our clients and their customers.
In addition, our business operations tend to be concentrated in large urban areas. Many of our customers are workers who commute by car to their places of employment in these urban centers or who use services in the travel, leisure and hospitality industry. Our business could be materially adversely affected to the extent that weak economic conditions or demographic factors could result in the elimination of jobs and high unemployment in the large urban areas where our business operations are concentrated, as has occurred in the wake of COVID-19. In addition, increased unemployment levels, increased office vacancies in urban areas, movement toward home office or “work from home” alternatives or lower consumer spending could reduce consumer demand for our services.
We are increasingly dependent on information technology, and potential disruption, cyber-attacks, cyber-terrorism and security breaches to our technology, or our third-party providers and clients, or the compromise of our data, present risks that could harm our business.
We are increasingly dependent on automated information technology systems to manage and support a variety of business processes and activities. In addition, a portion of our business operations is conducted electronically, increasing the risk of attack or interception that could cause loss or misuse of data, system failures, disruption of operations, unauthorized malware, computer or system viruses, or the compromise of data, such as theft of intellectual property or inappropriate disclosure of confidential, proprietary or personal information.
Furthermore, while we continue to devote resources to monitoring and updating our systems and implementing information security measures to protect our systems, the controls and procedures that we have in place may not be sufficient to protect us from security breaches. Improper activities by third parties, exploitation of encryption technology, new data-hacking tools and discoveries and other events or developments may result in a future compromise or breach of our networks, payment card terminals or other payment systems. In particular, the techniques used by criminals to obtain unauthorized access to sensitive data change frequently and often are not recognized until they have been deployed against a target. Accordingly, we may be unable to anticipate these techniques or implement adequate preventative measures.
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
We do not have control over security measures taken by third-party vendors hired by our clients to prevent unauthorized access to electronic and other confidential information. There can be no assurance third-party vendors will not suffer an attack in the future in which unauthorized parties gain access to personal financial information of individuals associated with our company, our clients or our client's customers, and any such incident may not be discovered and remedied in a timely manner, or at all.
We have incurred indebtedness, and we may incur indebtedness in the future, that could adversely affect our financial condition.
Our Credit Agreement, as amended by the Third Amendment, provides for a Senior Credit Facility that includes a $370.0 million revolving credit facility through May 5, 2021, at which time it will revert back to $325.0 million, and a $225.0 million term loan that is scheduled to mature in November 2023. The Senior Credit Facility is secured by a lien on all of our assets. In connection with our entry into the Third Amendment, the negative and financial covenants in the Credit Agreement were amended and some additional covenants were added, as described under the caption "Management's Discussion and Analysis of Financial Condition--Analysis of Financial Condition--Liquidity and Capital--Outstanding Indebtedness--Senior Credit Facility." Failure to

comply with covenants or to meet payment obligations under our Senior Credit Facility could result in an event of default which, if not cured or waived, could result in the acceleration of outstanding debt obligations.
We may incur additional indebtedness in the future, which could cause the related risks to intensify. We may need to refinance all or a portion of our indebtedness on or before their respective maturities. We may not be able to refinance any of our indebtedness, including indebtedness under our Senior Credit Facility, on commercially reasonable terms or at all. If we are unable to refinance our debt, we may default under the terms of our indebtedness, which could lead to an acceleration of debt repayment. We do not expect that we could repay all of our outstanding indebtedness if the repayment of such indebtedness was accelerated. If adequate capital is not available to us and our internal sources of liquidity prove to be insufficient, or if future financings require more restrictive covenants, such combination of events could adversely affect our ability to (i) acquire new businesses or enter new markets, (ii) service or refinance our existing debt, (iii) make necessary capital investments and (iv) make other expenditures necessary for the ongoing conduct of our business.
In addition, the terms of future debt agreements and amendments to our existing debt agreements could include more restrictive covenants, which may further restrict our business operations or cause future financing to be unavailable due to our covenant restrictions then in effect.
The phase-out of the London Interbank Offered Rate (“LIBOR”) could affect interest rates under our existing credit facility agreement, hedging activity, as well as our ability to seek future debt financing.
LIBOR is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rates on loans globally. We generally use LIBOR as a reference rate to calculate interest rates under the Senior Credit Facility and to establish the floor and ceiling ranges for the interest rate collar contracts that we entered into to manage interest rate risk associated with the Senior Credit Facility.
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
Our ability to maintain and expand our business will be dependent upon the availability of adequate capital.
The ability to maintain and expand our business will depend in part on the availability of adequate capital, which in turn will depend, in large part, on cash flow generated by our business and the availability of equity and debt capital. In addition, the Senior Credit Facility contains provisions that restrict our ability to incur additional indebtedness and/or make substantial investments or acquisitions. As a result, we may not have the ability to obtain adequate capital to maintain and expand our business.
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
When one or more of our major collective bargaining agreements becomes subject to renegotiation or we face union organizing drives, we may disagree with the union on important issues that, in turn, could lead to a strike, work slowdown or other job actions. We may not be able to renew existing labor union contracts on acceptable terms, particularly during times of economic distress, and, in such cases, we may not be able to staff sufficient employees for our short-term needs. A strike, work slowdown or other job action could in some cases disrupt our ability to provide services, resulting in reduced revenues. If declines in client service occur or if our clients are targeted for sympathy strikes by other unionized workers, contract cancellations could result. Negotiating a first time agreement or renegotiating an existing collective bargaining agreement could result in a substantial increase in labor and benefits expenses that we may be unable to pass through to clients. In addition, potential legislation could make it significantly easier for union organizing drives to be successful and could give third-party arbitrators the ability to impose terms of collective bargaining agreements upon us and a labor union if we are unable to agree with such union on the terms of a collective bargaining agreement. At December 31, 2019, approximately 28% of our employees were represented by labor unions and approximately 38% of our collective bargaining contracts are up for renewal in 2020, representing approximately 26% of our employees. In addition, at any given time, we may face a number of union organizing drives. When one or more of our major collective bargaining agreements becomes subject to renegotiation or when we face union organizing drives, we and the union may disagree on important issues that could lead employees to strike, work slowdown, or other job actions. In a market where we are unionized but our competitors are not unionized, we may lose clients as a result. A strike, work slowdown, or other job actions could disrupt our ability to provide services to our clients, resulting in reduced revenues or contract cancellations. Moreover, negotiating first-time collective bargaining agreements or renewing existing agreements, could result in substantial increases in labor and benefit costs that we may not be able to pass through to clients.
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
Additionally, we must attract, train and retain a large and growing number of qualified employees while controlling labor costs. Our ability to control labor costs is subject to numerous internal and external factors, including changes in immigration policy, regulatory changes, prevailing wage rates, and competition we face from other companies to attract and retain qualified employees. We may not be able to attract and retain qualified employees in the future, which could have a material adverse effect on our business, financial condition and results of operations.
Catastrophic events could disrupt our business and services.
Catastrophic events, including natural disasters, severe weather conditions, pandemic outbreaks and acts of terrorism or other geopolitical events, may cause economic dislocations throughout the country, lead to reduced levels of travel and result in an increase in certain costs of providing parking and remote bag check-in and handling services, any of which could negatively affect the use of our services and our gross profit. In addition, terrorist attacks have resulted in, and may continue to result in, increased government regulation of airlines and airport facilities, including the imposition of minimum distances between parking facilities and terminals, resulting in the elimination of parking facilities we manage. We derive a significant percentage of our gross profit from parking facilities and parking related services in and around airports. The Federal Aviation Administration generally prohibits parking within 300 feet of airport terminals during periods of heightened security. Although the prohibition is not currently in effect, it may be reinstated in the future. The existing regulations governing parking within 300 feet of airport terminals or future regulations may prevent us from using certain parking spaces. Reductions in the number of parking spaces and air travelers may reduce our revenue and cash flow from both our leased facilities and those facilities and contracts we operate under management type contracts.
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
We evaluate our long-lived assets, including lease ROU assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. These events and circumstances include, but are not limited to, a current expectation that a long-lived asset will be disposed of significantly before the end of its previously estimated useful life, a significant adverse change in the extent or manner in which we use a long-lived asset, a change in its physical condition or a projection or forecast that demonstrates continuing losses associated with the use of the long-lived asset group. When this occurs, a recoverability test is performed that compares the projected undiscounted cash flows from the use and eventual disposition of an asset or asset group to its carrying amount. If we conclude that the projected undiscounted cash flows are less than the carrying amount, impairment would be recorded for the excess of the carrying amount over the estimated fair value. The amount of any impairment has had and could continue to have a material adverse effect on our reported financial results.
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
As is customary in the industry, a surety provider can refuse to provide a bond principal with new or renewal surety bonds. If any existing or future surety provider refuses to provide us with surety bonds, either generally or because we are unwilling or unable to post collateral at levels sufficient to satisfy the surety's requirements, we may not be able to find alternate providers on acceptable terms, or at all. Our inability to provide surety bonds could also result in the loss of existing contracts. Failure to find a provider of surety bonds, and our resulting inability to bid for new contracts or renew existing contracts, could have a material adverse effect on our business and financial condition.
Federal healthcare reform legislation may adversely affect our business and results of operations.
We provide healthcare and other benefits to employees. In certain circumstances, we charge our clients insurance-related costs. Costs for health care have increased more rapidly than the general inflation in the U.S. economy. If this trend in health care continues and we are unable to raise the rates we charge our clients to cover expenses incurred due to the Patient Protection and Affordable Care Act or other healthcare initiatives, our operating profit could be negatively impacted.
Changes in tax laws or rulings could materially affect our financial position, results of operations, and cash flows.
We are subject to income and non-income tax laws in the United States (federal, state and local) and other foreign jurisdictions, which include Canada and Puerto Rico. Changes in tax laws, regulations, tax rulings, administrative practices or changes in interpretations of existing laws, could materially affect our business. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change, with or without notice, and the effective tax rate could be affected by changes in the mix of earnings in countries with differing statutory tax rates or changes in tax laws or their interpretation, including in the United States (federal, state and local), Canada and Puerto Rico. Our income tax expense, deferred tax assets and liabilities and our effective tax rates could be affected by numerous factors, including the relative amount of our foreign earnings, including earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates, the applicability of special tax regimes, losses incurred in jurisdictions for which we are not able to realize the related tax benefit, entry into new businesses or geographies, changes to our existing business and operations, acquisitions and investments and how they are financed and changes in the relevant tax, accounting and other laws regulation, administrative practices, principles and interpretations. Additionally, adverse changes in the underlying profitability and financial outlook of our operations or changes in tax law, as discussed above, could lead to changes in our valuation allowances against deferred tax assets on our consolidated balance sheets, which could materially affect our results of operations.
We are also subject to tax audits and examinations by governmental authorities in the United States (federal, state and local), Canada and Puerto Rico. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes, but our assessments as to the outcome of such tax audits and examinations involve a number of assumptions and may ultimately prove to be incorrect. Negative unexpected results from one or more such tax audits or examinations or our failure to sustain our reporting positions on examination could have an adverse effect on our results of operations and our effective tax rate.
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
Public companies have been the target of activist investors, including, in particular, during times of economic and market turmoil. In the event that a third-party, such as an activist investor, proposes to change our governance policies, board of directors, or other aspects of our operations, our review and consideration of such proposals may create a significant distraction for our management and employees. This could negatively impact our ability to execute our long-term growth plan and may require our management to expend significant time and resources responding to such proposals. Such proposals may also create uncertainties with respect to our financial position and operations and may adversely affect our ability to attract and retain key employees.

Item 2. Unregistered Sales of Equity and Use of Proceeds

The following table provides information about purchases we made during the quarter ended March 31, 2020 of equity securities that are registered by us pursuant Section 12 of the Exchange Act:

(millions, except for share and per share data) (unaudited)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan (a)
01/01/2020 through 01/31/2020	99,675	$41.72	99,675	$70.5
02/01/2020 through 02/29/2020	86,500	39.19	86,500	67.1
03/01/2020 through 03/31/2020 (b)	207,800	37.19	207,800	59.4
Total	393,975	$38.78	393,975	$59.4

(a) In May 2016, our Board of Directors authorized us to repurchase in the open market shares of our outstanding common stock in an amount not to exceed $30.0 million. Under this program, the entire authorized amount was applied to repurchase 988,767 shares of common stock at an average price of $30.30 resulting in completion of the program in August 2019. In July 2019 and March 2020, our Board of Directors authorized new programs to repurchase, on the open market, shares of our outstanding common stock in an amount not to exceed $50.0 million, respectively under each plan. Under these programs we repurchased 2,034,742 shares of common stock from the inception of these programs through March 31, 2020, at an average price of $34.69 resulting in $70.6 million in program-to-date repurchases. 393,975 shares were repurchased at an average price of $38.78 resulting in $15.3 million in program repurchases during the three months ended March 31, 2020.

(b) On March 10, 2020, the Company suspended stock repurchases

As of March 31, 2020, $9.4 million and $50 million remained available for repurchase under the July 2019 and March 2020 stock repurchase programs, respectively. Under the programs, repurchases of the Company's common stock may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with Rules 10b-18, to the extent relied upon, and 10b5-1 under the Exchange Act at time and prices considered to be appropriate at the Company's discretion. The stock repurchase programs do not obligate the Company to repurchase any particular amount of common stock and have no fixed termination date, and may be suspended at any time at the Company's discretion.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 6, 2020, the Company entered into the Third Amendment, which amended our Credit Agreement. A description of the Third Amendment is contained in Item 2 of Part I of this Quarterly Report on Form 10-Q under the caption "Management's Discussion and Analysis of Financial Condition--Analysis of Financial Condition--Liquidity and Capital--Outstanding Indebtedness" and is incorporated herein by reference. The description of the Third Amendment set forth in this Quarterly Report on Form 10-Q does not purport to be complete and is qualified in its entirety by reference to the full text of the Third Amendment, which is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6. Exhibits

Index to Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date/Period End Date
10.1*
Third Amendment to Credit Agreement, dated as of May 6, 2020, by and among the Company, as the borrower; certain subsidiaries of the Company, as guarantors; Bank of America, N.A., as Administrative Agent, Swingline Lender and a letter of credit issuer; Wells Fargo Bank, N.A., as syndication agent; BMO Harris Bank, N.A., JPMorgan Chase Bank, N.A., KeyBank National Association, and U.S. Bank National Association, as co-documentation agents.

31.1*	Section 302 Certification dated May 8, 2020 for G Marc Baumann, President and Chief Executive Officer (Principal Executive Officer).

31.2*	Section 302 Certification dated May 8, 2020 for Kristopher H. Roy, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer).

32**	Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 8, 2020.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
*              Filed herewith
**         Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SP PLUS CORPORATION

Date: May 8, 2020	By:	/s/ G MARC BAUMANN
G Marc Baumann
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 8, 2020	By:	/s/ KRISTOPHER H. ROY
Kristopher H. Roy
Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)